Form 10-Q
period 1993-11-30
LUBYS CAFETERIAS INC
filed 1994-01-12
CIK 16099

FORM 10-Q

                        SECURITIES AND EXCHANGE COMMISSION

                              Washington, D. C. 20549

(Mark One)

[x]              QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                          SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 1993

                                        OR

[ ]          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                          SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________________ to ____________________

Commission file number:  1-8308


                              LUBY'S CAFETERIAS, INC.
___________________________________________________________________________
              (Exact name of registrant as specified in its charter)


            Delaware                                      74-1335253
________________________________            ___________________________________
(State or other jurisdiction of                         (I.R.S. Employer
incorporation or organization)                          Identification No.)

                   2211 Northeast Loop 410, P. O. Box 33069
                         San Antonio, Texas                          78265-3069
_______________________________________________________________________________
                   (Address of principal executive offices)          (Zip Code)

                               210/654-9000
_____________________________________________________________________________
             (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.

                   Yes    x                 No
                         ___                    ___

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

             Common Stock:     26,388,690 shares outstanding as of
                               November 30, 1993 (exclusive of 1,014,377 treasury shares)

                                     FORM 10-Q
Part I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

                                         LUBY'S CAFETERIAS, INC.
                             STATEMENTS OF INCOME AND RETAINED EARNINGS

                                               (UNAUDITED)

                                                       Three Months Ended
                                                          November 30,
                                                    1993               1992
                                                  ________           ________
                                                      (Amounts in thousands
                                                      except per share data)

Sales                                             $ 94,166           $ 88,597

Costs and expenses:
   Cost of food                                     23,959             22,174
   Payroll and related costs                        26,010             24,762
   Occupancy and other operating expenses           27,296             25,312
   General and administrative expenses               3,577              4,230
                                                  ________           ________
                                                    80,842             76,478
                                                  ________           ________
   Income from operations                           13,324             12,119

Other income, net                                      458                345
                                                  ________           ________
   Income before income taxes and
     cumulative effect of change in
     accounting for income taxes                    13,782             12,464

Provision for income taxes - Note 2                  5,177              4,612
                                                  ________           ________
   Income before cumulative effect
     of accounting change                            8,605              7,852

Cumulative effect as of August 31,1993
   of change in method of accounting for
   income taxes - Note 2                             1,563                ---
                                                  ________           ________
   Net income                                       10,168              7,852

Retained earnings at beginning of period           206,214            185,789

Cash dividends                                      (3,958)            (3,663)

Treasury stock transactions                            ---                 (1)
                                                  ________           ________
Retained earnings at end of period                $212,424           $189,977
                                                  ________          _________

Earnings per share:
  Income before cumulative effect of
    accounting change                                 $.32               $.29

  Cumulative effect of accounting change - Note 2      .06                ---
                                                  ________           ________

  Net income per share                                $.38               $.29
                                                  ________           ________

Cash dividend per share                               $.15              $.135
                                                  ________           ________

Average number of shares outstanding                26,828             27,134

See accompanying notes.

                                                  LUBY'S CAFETERIAS, INC.
                                                 CONDENSED BALANCE SHEETS
                                                       (UNAUDITED)

                                                 November 30,    August 31,
                                                     1993           1993
                                                 ____________   ____________
                                                   (Thousands of dollars)
ASSETS
Current assets:
   Cash and cash equivalents                      $ 16,523        $ 34,305
   Trade accounts and other receivables                348             602
   Inventories                                       4,003           3,426
   Prepaid expenses                                  2,750           2,467
   Deferred income taxes                             3,326           3,018
                                                   ________        ________
   Total current assets                             26,950          43,818

Investments and other assets - at cost              13,076          13,495
Property, plant and equipment - at cost, net       245,734         244,786
                                                   ________        ________
                                                  $285,760        $302,099
                                                   ________        ________
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Accounts payable - trade                       $  8,124        $  9,688
   Dividends payable                                 3,958           4,084
   Accrued expenses and other liabilities           21,626          26,759
   Income taxes payable                              6,873           2,793
                                                   ________        ________
   Total current liabilities                        40,581          43,324
                                                   ________        ________

Deferred income taxes and other credits             18,654          19,827
                                                   ________        ________
Shareholders' equity:
   Common stock                                      8,769           8,769
   Paid-in capital                                  26,993          27,037
   Retained earnings                               212,424         206,214
   Less cost of treasury stock                     (21,661)         (3,072)
                                                   ________        ________
   Total shareholders' equity                      226,525         238,948
                                                   ________        ________
                                                  $285,760        $302,099
                                                   ________        ________
See accompanying notes.

                                           LUBY'S CAFETERIAS, INC.
                                      CONDENSED STATEMENTS OF CASH FLOWS
                                                  (UNAUDITED)

                                                        Three Months Ended
                                                           November 30,
                                                         1993          1992
                                                       ________      ________
                                                      (Thousands of dollars)

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                           $ 10,168      $ 7,852
   Adjustments to reconcile net income to net
     cash provided by operating activities:
       Depreciation and amortization                       3,876        3,741
       Cumulative effect of accounting change             (1,563)         ---
       Decrease in accrued expenses
          and other liabilities                           (5,133)      (1,682)
       Other                                               1,872       (1,034)
                                                         ________     ________
         Net cash provided by operating activities         9,220        8,877
                                                         ________     ________
CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of property, plant and equipment             (4,285)      (4,177)
                                                         ________    _________

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from issuance of common stock
    under employee benefit plans                              82          ---
   Principal payments of long-term debt                      ---         (115)
   Purchases of treasury stock                           (18,715)         ---
   Dividends paid                                         (4,084)      (3,663)
                                                         ________     ________
         Net cash used in financing activities           (22,717)      (3,778)
                                                         ________     ________
Net increase (decrease) in cash and
  cash equivalents                                       (17,782)         922
Cash and cash equivalents at beginning of
  period                                                  34,305       12,294
                                                         ________     ________
Cash and cash equivalents at end of period               $16,523      $13,216
                                                         ________     ________

See accompanying notes.

              LUBY'S CAFETERIAS, INC.
          NOTES TO FINANCIAL STATEMENTS
                 November 30, 1993
                   (UNAUDITED)


Note 1. All adjustments which are, in the opinion of the management, necessary to a fair statement of the results for the interim periods have been made. All such adjustments are of a normal recurring nature. The results for the interim period are not necessarily indicative of the results to be expected for the full year.

Note 2. Effective September 1, 1993, the Company adopted FASB Statement No. 109, "Accounting for Income Taxes." Under Statement 109, the liability method is used in accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. Prior to the adoption of Statement 109, income tax expense was determined using the deferred method. Deferred tax expense was based on items of income and expense that were reported in different years in the financial statements and tax returns and were measured at the tax rate in effect in the year the difference originated.

          As permitted by Statement 109, the Company has elected not to restate the financial statements of any prior years. The effect of the change on pretax income from continuing operations for the three month periods ended November 30, 1993 and 1992, was not material; however, the cumulative effect of the change increased net income by $1,563,000, or $.06 per share.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.


Liquidity and Capital Resources
_______________________________

Cash and cash equivalents decreased by $17,782,000 from the end of the preceding fiscal year to November 30, 1993. All capital expenditures for fiscal 1994 are being funded from cash flows from operations and cash equivalents. Capital expenditures for the three months ended November 30, 1993, were $4,285,000. Also, during the three months ended November 30, 1993, the Company purchased 845,000 shares of its common stock at a cost of $18,715,000, which are being held as treasury stock.

As of November 30, 1993, the Company owned 17 undeveloped land sites and four land sites on which cafeterias are under construction.

Results of Operations
_____________________

Quarter ended November 30, 1993, compared to the quarter ended
  November 30, 1992.
______________________________________________________________

Sales increased $5,569,000, or 6.3%, due to the addition of one new cafeteria in fiscal 1994 and six in fiscal 1993, and due to an increase in average sales volume at cafeterias opened over one year.

Cost of food increased $1,785,000, or 8%, due primarily to the increase in sales and higher food costs for certain items such as poultry, oils and shortening. Payroll and related costs increased $1,248,000, or 5%, due primarily to the increase in sales, and were partially offset by lower costs of workers' compensation insurance. Occupancy and other operating expenses increased $1,984,000, or 7.8%, due primarily to the increase in sales, higher advertising expenditures, and higher managers' salaries, which are based on the profitability of the cafeterias. General and administrative expenses decreased $653,000, or 15.4%, due to the lower Company contribution to the profit sharing and retirement plan as determined by the plan's provisions during the quarter ended November 30, 1993, and last year's first quarter included costs for the settlement of litigation.

The provision for income taxes increased $565,000, or 12.3%, due primarily to the increase in operating income. The effective income tax rate increased from 37% to 37.6% due primarily to the increase in federal income tax rates effective January 1, 1993.

Part II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K.


       (a)  Exhibits
            ________

            11 - Statement re computation of per share earnings.

       (b)  Reports on Form 8-K
            ___________________

            No reports on Form 8-K have been filed during the quarter for which this report is filed.



                                    SIGNATURES
                                    __________

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            LUBY'S CAFETERIAS, INC.
                                            (Registrant)


                                            By: Ralph Erben
                                                ____________________________
                                                Ralph Erben
                                                President
                                                Chief Executive Officer


                                            By: John E. Curtis, Jr.
                                                _____________________________
                                                John E. Curtis, Jr.
                                                Senior Vice President
                                                Chief Financial Officer


Dated:  January 12, 1994