Form 10-Q
period 1994-02-28
LUBYS CAFETERIAS INC
filed 1994-04-11
CIK 16099

FORM 10-Q

                    SECURITIES AND EXCHANGE COMMISSION

                           Washington, D. C. 20549

(Mark One)

[x]            QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 1994

                                        OR

[ ]            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________________ to ______________________

Commission file number:  1-8308

                         LUBY'S CAFETERIAS, INC.
______________________________________________________________________________
              (Exact name of registrant as specified in its charter)

         Delaware                                         74-1335253
_______________________________                 ____________________________
(State or other jurisdiction of                        (I.R.S.Employer
incorporation or organization)                       Identification No.)

              2211 Northeast Loop 410, P. O. Box 33069
                     San Antonio, Texas                             78265-3069
______________________________________________________________________________
             (Address of principal executive offices)               (Zip Code)

                                210/654-9000
______________________________________________________________________________
               (Registrant's telephone number, including area code)

______________________________________________________________________________
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.

                                  Yes  x                 No
                                      ____                   ____

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

            Common Stock:         25,823,556 shares outstanding as of
                                  February 28, 1994 (exclusive of 1,579,511 treasury shares)

Part I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

                                                LUBY'S CAFETERIAS, INC.
                                                 STATEMENTS OF INCOME

                                                      (UNAUDITED)
                                           Three Months Ended     Six Months Ended
                                              February 28,          February 28,
                                            1994       1993       1994       1993
                                            ____       ____       ____       ____
                                          (Amounts in thousands except per share data)
Sales                                       $93,719    $88,297    $187,885   $176,894

Costs and expenses:
  Cost of food                               23,554     22,425      47,513     44,599
  Payroll and related costs                  25,350     23,846      51,360     48,608
  Occupancy and other operating
   expenses                                  27,431     25,681      54,727     50,993
  General and administrative expenses         3,796      3,987       7,373      8,217
                                            _______    _______     _______    _______
                                             80,131     75,939     160,973    152,417
                                            _______    _______     _______    _______
      Income from operations                 13,588     12,358      26,912     24,477

Other income, net                               155        353         613        698

      Income before income taxes and
       cumulative effect of change in
       accounting for income taxes           13,743     12,711      27,525     25,175

Provision for income taxes (Note 2)           5,162      4,703      10,339      9,315
                                            _______    _______     _______    _______

      Income before cumulative effect
       of accounting change                   8,581       8,008     17,186     15,860

Cumulative effect as of August 31,
 1993 of change in method of
 accounting for income taxes (Note 2)           ---         ---      1,563        ---
                                            _______     _______    _______    _______

      Net income                            $ 8,581     $ 8,008   $ 18,749    $15,860
                                            _______     _______    _______    _______

Earnings per share:
  Income before cumulative effect of
   accounting change                           $.33        $.29       $.65       $.58

  Cumulative effect of accounting
   change                                       ---         ---        .06        ---
                                            _______     _______    _______    _______

  Net income per share                         $.33        $.29       $.71       $.58
                                            _______     _______    _______    _______

Cash dividends per share                       $.15       $.135       $.30       $.27
                                            _______     _______    _______    _______


Average number of
 shares outstanding                          26,137      27,171     26,485     27,153

See accompanying notes.

                                                    LUBY'S CAFETERIAS, INC.
                                                   CONDENSED BALANCE SHEETS
                                                          (UNAUDITED)

                                               February 28,          August 31,
                                                   1994                 1993
                                               ___________           __________
                                                    (Thousands of dollars)
ASSETS
Current assets:
  Cash and cash equivalents                     $  8,646               $ 34,305
  Trade accounts and other receivables               149                    602
  Inventories                                      3,246                  3,426
  Prepaid expenses                                 3,134                  2,467
  Deferred income taxes                              822                  3,018
                                                ________               ________
    Total current assets                          15,997                 43,818

Investments and other assets - at cost            12,858                 13,495
Property, plant and equipment - at cost, net     248,276                244,786
                                                ________               ________
                                                $277,131               $302,099
                                                ________               ________
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Short-term borrowings (Note 3)                $  6,000              $       -
  Accounts payable - trade                        11,476                  9,688
  Dividends payable                                3,874                  4,084
  Accrued expenses and other liabilities          18,963                 26,759
  Income taxes payable                               149                  2,793
                                                ________               ________
    Total current liabilities                     40,462                 43,324

Deferred income taxes and other credits           18,980                 19,827

Shareholders' equity:
  Common stock                                     8,769                  8,769
  Paid-in capital                                 26,945                 27,037
  Retained earnings                              216,536                206,214
  Less cost of treasury stock                    (34,561)                (3,072)
                                                ________               ________
    Total shareholders' equity                   217,689                238,948
                                                ________               ________

                                                $277,131               $302,099
                                                ________               ________
See accompanying notes.

                                          LUBY'S CAFETERIAS, INC.
                                   CONDENSED STATEMENTS OF CASH FLOWS
                                               (UNAUDITED)

                                                                Six Months Ended
                                                                   February 28,
                                                               1994          1993
                                                               ____          ____
                                                             (Thousands of dollars)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                  $18,749       $15,860
  Adjustments to reconcile net income to net
   cash provided by operating activities:
      Depreciation and amortization                             7,776         7,550
      Cumulative effect of accounting change                   (1,563)          ---
      Decrease in accrued expenses and other liabilities       (7,796)       (2,641)
      Other                                                     1,979        (3,004)
                                                              _______        ______
        Net cash provided by operating activities              19,145        17,765
                                                              _______        ______

CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from disposal of land held for future use              270           ---
  Purchases of land held for future use                          (762)          ---
  Purchases of property, plant and equipment                  (10,094)       (8,343)
                                                              _______        _______
        Net cash used in investing activities                 (10,586)       (8,343)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of common stock under
   employee benefit plans                                       2,505         1,696
  Proceeds from short-term borrowings                           6,000           ---
  Principal payments of long-term debt                            ---        (1,847)
  Purchases of treasury stock                                 (34,681)          ---
  Dividends paid                                               (8,042)       (7,326)
                                                              _______       _______
        Net cash used in financing activities                 (34,218)       (7,477)
                                                              _______       _______

Net increase (decrease) in cash and cash equivalents          (25,659)        1,945
Cash and cash equivalents at beginning of period               34,305        12,294
                                                              _______       _______
Cash and cash equivalents at end of period                    $ 8,646       $14,239
                                                              _______       _______
See accompanying notes.
/TABLE

                                            LUBY'S CAFETERIAS, INC.
                                      STATEMENTS OF SHAREHOLDERS' EQUITY
                             For the Six Months Ended February 28, 1994 and 1993
                                                  (UNAUDITED)

                                                                               Total
                                   Common Stock         Paid-in   Retained  Shareholders'
                                Issued    Treasury      Capital   Earnings     Equity
                               ________   ________     _______   _________   __________
                                                (Thousands of dollars)
Balance at August 31, 1992       $8,769    $(4,252)    $26,945    $185,789   $217,251

  Net income for the period         ---        ---         ---      15,860     15,860

  Common stock issued under
   employee benefit plans, net
   of shares tendered in partial
   payment                          ---      1,576         122          (2)     1,696

  Cash dividends                    ---        ---         ---      (7,340)    (7,340)
                                 ______    _______     _______    ________   ________

Balance at February 28, 1993     $8,769    $(2,676)    $27,067    $194,307   $227,467
                                 ______    _______     _______    ________   ________

Balance at August 31, 1993       $8,769    $(3,072)    $27,037    $206,214   $238,948

  Net income for the period         ---        ---         ---      18,749     18,749

  Common stock issued under
   employee benefit plans, net
   of shares tendered in
   partial payment                  ---      3,192         (92)       (595)     2,505

  Cash dividends                    ---        ---         ---      (7,832)    (7,832)

  Purchases of treasury stock       ---    (34,681)        ---         ---    (34,681)
                                 ______   ________     _______     ________  ________

Balance at February 28, 1994     $8,769   $(34,561)    $26,945     $216,536  $217,689
                                 ______   ________     _______     ________  ________

See accompanying notes.

                                  LUBY'S CAFETERIAS, INC.
                               NOTES TO FINANCIAL STATEMENTS
                                     February 28, 1994
                                        (UNAUDITED)

Note 1: All adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim periods have been made. All such adjustments are of a normal recurring nature. The results for the interim period are not necessarily indicative of the results to be expected for the full year.

Note 2: Effective September 1, 1993, the Company adopted FASB Statement No. 109, "Accounting for Income Taxes." Under Statement 109, the liability method is used in accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities ("temporary differences") and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. Prior to the adoption of Statement 109, income tax expense was determined using the deferred method. Deferred tax expense was based on items of income and expense that were reported in different years in the financial statements and tax returns and were measured at the tax rate in effect in the year the difference originated.

          As permitted by Statement 109, the Company has elected not to restate the financial statements of any prior years. The effect of the change on pretax income from continuing operations for the six month periods ended February 28, 1994 and 1993, was not material; however, the cumulative effect of the change increased net income by $1,563,000, or $.06 per share.

          The tax effect of temporary differences results in deferred income tax assets and liabilities as follows:
                                                         February 28, 1994
                                                     Assets          Liabilities
                                                     ______          ___________
                                                        (Thousands of dollars)

          Workers' compensation insurance            $  822           $      -
          Amortization of capitalized interest            -                518
          Depreciation and amortization                   -             16,859
          Deferred compensation                         847                  -
          Other                                           -                201
                                                     ______            _______
                                                     $1,669            $17,578
                                                     ______            _______

          The above amounts aggregate to a current deferred tax asset of $822,000 and to a noncurrent deferred tax liability of $16,731,000 at February 28, 1994.

Note 3: During February 1994, the Company borrowed $6,000,000 under a $30,000,000 line of credit agreement which expires in January 1995. The current borrowings bear interest at 3.75% and mature on March 17, 1994.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources
________________________________

Cash and cash equivalents decreased by $25,659,000 from the end of the preceding fiscal year to February 28, 1994. All capital expenditures for fiscal 1994 are being funded from cash flows from operations, cash equivalents and short-term borrowings. Capital expenditures for the six months ended February 28, 1994, were $10,856,000. As of February 28, 1994, the Company owned 17 undeveloped land sites.

During the six months ended February 28, 1994, the Company purchased 1,553,100 shares of its common stock at a cost of $34,681,000, which are being held as treasury stock. To complete this purchase and fund capital expenditures, the Company required external financing and borrowed funds under a $30,000,000 line of credit agreement. At February 28, 1994, the amount outstanding under this line of credit was $6,000,000.

Results of Operations
_____________________

Quarter ended February 28, 1994 compared to the quarter ended February 28, 1993.
_____________________________________________________________________________

Sales increased $5,422,000, or 6.1%, due to the addition of two new cafeterias in fiscal 1994 and six in fiscal 1993, and due to an increase in average sales volume at cafeterias opened over one year.

Cost of food increased $1,129,000, or 5%, due primarily to the increase in sales. Payroll and related costs increased $1,504,000, or 6.3%, due primarily to the increase in sales, while workers' compensation costs remained stable. Occupancy and other operating expenses increased $1,750,000, or 6.8%, due primarily to the increase in sales, higher advertising expenditures, and higher managers' salaries, which are based on the profitability of the cafeterias. General and administrative expenses decreased $191,000, or 4.8%, due to the lower Company contribution to the profit sharing and retirement plan as determined by the plan's provisions.

The provision for income taxes increased $459,000, or 9.8%, due primarily to the increase in operating income. The effective income tax rate increased from 37% to 37.6% due primarily to the increase in federal income tax rates effective January 1, 1993.

Six months ended February 28, 1994 compared to the six months ended
February 28, 1993.
______________________________________________________________________________

Sales increased $10,991,000, or 6.2%, due primarily to the addition of three new cafeterias in fiscal 1994 and six in fiscal 1993, and due to an increase in average sales volume at cafeterias opened over one year.

Cost of food increased $2,914,000, or 6.5%, due primarily to the increase in sales and higher food costs for certain items such as poultry, oils and shortening. Payroll and related costs increased $2,752,000, or 5.7%, due primarily to the increase in sales, and were partially offset by lower costs of workers' compensation insurance. Occupancy and other operating expenses increased $3,734,000, or 7.3%, due primarily to the increase in sales, higher advertising expenditures and higher managers' salaries, which are based on the profitability of the cafeterias. General and administrative expenses decreased $844,000, or 10.3%, due to the lower Company contribution to the profit sharing and retirement plan as determined by the plan's provisions. In addition, the six months ended February 28, 1993, included costs for the settlement of litigation.

The provision for income taxes increased $1,024,000, or 11%, due primarily to the increase in operating income. The effective income tax rate increased from 37% to 37.6% due primarily to the increase in federal income tax rates effective January 1, 1993.

Part II - OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders.

    (a) The 1994 annual meeting of shareholders of Luby's Cafeterias, Inc. was held on January 13, 1994.

    (b) The directors elected at the meeting were John E. Curtis, Jr., Ralph Erben, Walter J. Salmon and Joanne Winik. The other directors whose terms continued after the meeting are Lauro F. Cavazos, John B. Lahourcade, George H. Wenglein, David B. Daviss, Roger R. Hemminghaus and William E. Robson.

    (c) The matters voted upon at the meeting were (i) the election of four directors to serve until the 1997 annual meeting of shareholders, (ii) a proposed amendment to the Certificate of Incorporation to increase the number of authorized shares of common stock to 100,000,000, and
         (iii) the approval of the appointment of Ernst & Young as auditors for the 1994 fiscal year.

    (d) With respect to the election of directors, the results of the voting were:

                                Shares Voted        Shares          Broker
         Nominee                     For           Abstained       Nonvotes
         __________________________________________________________________

         John E. Curtis, Jr.     22,283,729         119,912           -0-
         Ralph Erben             22,277,027         126,614           -0-
         Walter J. Salmon        22,200,436         203,205           -0-
         Joanne Winik            22,171,785         231,856           -0-

    (e) With respect to the proposed amendment to the Certificate of Incorporation, the results of the voting were:

         Shares voted "for"      18,726,631
         Shares voted "against"   3,538,068
         Shares abstaining          138,942
         Broker nonvotes                -0-

    (f) With respect to approval of the appointment of auditors, the results of the voting were:

         Shares voted "for"      22,288,834
         Shares voted "against"      29,444
         Shares abstaining           85,363
         Broker nonvotes                -0-

Item 6.  Exhibits and Reports on Form 8-K.

(a)  Exhibits
     ________

        2 Agreement and Plan of Merger dated November 1, 1991, between Luby's Cafeterias, Inc., a Texas corporation, and Luby's Cafeterias, Inc., a Delaware corporation (filed as Exhibit 2 to the Company's Quarterly Report on Form 10-Q for the quarter ended November 30, 1991, and incorporated herein by reference).

        3(a) Certificate of Incorporation of Luby's Cafeterias, Inc., a Delaware corporation, as in effect February 28, 1994.

        3(b) Certificate of Amendment to Certificate of Incorporation of Luby's Cafeterias, Inc. filed in the Office of the Secretary of State of Delaware on January 18, 1994.

        4(a) Form of certificate representing shares of common stock of Luby's Cafeterias, Inc. (filed as Exhibit 4(a) to the Company's Quarterly Report on Form 10-Q for the quarter ended November 30, 1991, and incorporated herein by reference).

        4(b) Description of Common Stock Purchase Rights of Luby's Cafeterias, Inc., in Form 8-A (filed April 17, 1991, effective April 26, 1991, File No. 1-8308, and incorporated herein by reference).

        4(c) Amendment No. 1 dated December 19, 1991, to Rights Agreement dated April 16, 1991 (filed as Exhibit 4(b) to the Company's Quarterly Report on Form 10-Q for the quarter ended November 30, 1991, and incorporated herein by reference).

        4(d) Promissory Note (Loan Agreement) dated January 31, 1994, in favor of NationsBank of Texas, N.A., in the maximum amount of $30,000,000.

       10(a) Form of Deferred Compensation Agreement entered into between Luby's Cafeterias, Inc. and various officers (filed as Exhibit 10(b) to the Company's Annual Report on Form 10-K for the fiscal year ended August 31, 1981, and incorporated herein by reference).

       10(b) Annual Incentive Plan for Area Vice Presidents of Luby's Cafeterias, Inc. adopted October 19, 1983 (filed as Exhibit 10(d) to the Company's Annual Report on Form 10-K for the fiscal year ended August 31, 1983, and incorporated herein by reference).

       10(c)    Incentive Bonus Plan of Luby's Cafeterias, Inc. adopted
                October 19, 1983 (filed as Exhibit 10(e) to the Company's Annual Report on Form 10-K for the fiscal year ended August 31, 1983, and incorporated herein by reference).

       10(d) Employee Stock Option Plan of Luby's Cafeterias, Inc. approved by the shareholders on January 12, 1984 (filed as Exhibit 10(e) to the Company's Annual Report on Form 10-K for the fiscal year ended August 31, 1984, and incorporated herein by reference).

       10(e) Performance Unit Plan of Luby's Cafeterias, Inc. approved by the shareholders on January 12, 1984 (filed as Exhibit 10(f) to the Company's Annual Report on Form 10-K for the fiscal year ended August 31, 1984, and incorporated herein by reference).

       10(f) Employment Contract dated January 8, 1988, between Luby's Cafeterias, Inc. and George H. Wenglein (filed as Exhibit 10(h) to the Company's Annual Report on Form 10-K for the fiscal year ended August 31, 1988, and incorporated herein by reference).

       10(g) Management Incentive Stock Plan of Luby's Cafeterias, Inc. (filed as Exhibit 10(i) to the Company's Annual Report on Form 10-K for the fiscal year ended August 31, 1989, and incorporated herein by reference).

       11       Statement re computation of per share earnings.

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


                                                    LUBY'S CAFETERIAS, INC.
                                                    (Registrant)


                                               By:  RALPH ERBEN
                                                    ____________________________
                                                    Ralph Erben
                                                    President
                                                    Chief Executive Officer


                                                By: JOHN E. CURTIS, JR.
                                                    ____________________________
                                                    John E. Curtis, Jr.
                                                    Senior Vice President
                                                    Chief Financial Officer



Dated:  April 11, 1994
                                  EXHIBIT INDEX

Number  Document
______  ________

  2 Agreement and Plan of Merger dated November 1, 1991, between Luby's Cafeterias, Inc., a Texas corporation, and Luby's Cafeterias, Inc., a Delaware corporation (filed as Exhibit 2 to the Company's Quarterly Report on Form 10-Q for the quarter ended November 30, 1991, and incorporated herein by reference).

 3(a) Certificate of Incorporation of Luby's Cafeterias, Inc., a Delaware corporation, as in effect February 28, 1994.

 3(b) Certificate of Amendment to Certificate of Incorporation of Luby's Cafeterias, Inc. filed in the Office of the Secretary of State of Delaware on January 18, 1994.

 4(a) Form of certificate representing shares of common stock of Luby's Cafeterias, Inc. (filed as Exhibit 4(a) to the
        Company's Quarterly Report on Form 10-Q for the quarter ended November 30, 1991, and incorporated herein by reference).

 4(b)   Description of Common Stock Purchase Rights of Luby's
        Cafeterias, Inc. in Form 8-A (filed April 17, 1991, effective April 26, 1991, File No. 1-8308, and incorporated herein by reference).

 4(c) Amendment No. 1 dated December 19, 1991, to Rights Agreement dated April 16, 1991 (filed as Exhibit 4(b) to the Company's Quarterly Report on Form 10-Q for the quarter ended
        November 30, 1991, and incorporated herein by reference).

 4(d) Promissory Note (Loan Agreement) dated January 31, 1994, in favor of NationsBank of Texas, N.A., in the maximum amount of $30,000,000.

10(a) Form of Deferred Compensation Agreement entered into between Luby's Cafeterias, Inc. and various officers (filed as Exhibit 10(b) to the Company's Annual Report on Form 10-K for the fiscal year ended August 31, 1981, and incorporated herein by reference).

10(b)   Annual Incentive Plan for Area Vice Presidents of Luby's
        Cafeterias, Inc. adopted October 19, 1983 (filed as Exhibit
        10(d) to the Company's Annual Report on Form 10-K for the fiscal year ended August 31, 1983, and incorporated herein by reference).

10(c) Incentive Bonus Plan of Luby's Cafeterias, Inc. adopted October 19, 1983 (filed as Exhibit 10(e) to the Company's Annual Report on Form 10-K for the fiscal year ended August 31, 1983, and incorporated herein by reference).

10(d) Employee Stock Option Plan of Luby's Cafeterias, Inc. approved by the shareholders on January 12, 1984 (filed as Exhibit 10(e) to the Company's Annual Report on Form 10-K for the fiscal year ended August 31, 1984, and incorporated herein by reference).

10(e) Performance Unit Plan of Luby's Cafeterias, Inc. approved by the shareholders on January 12, 1984 (filed as Exhibit 10(f) to the Company's Annual Report on Form 10-K for the fiscal year ended August 31, 1984, and incorporated herein by reference).

10(f) Employment Contract dated January 8, 1988, between Luby's Cafeterias, Inc. and George H. Wenglein (filed as Exhibit 10(h) to the Company's Annual Report on Form 10-K for the fiscal year ended August 31, 1988, and incorporated herein by reference).

10(g)   Management Incentive Stock Plan of Luby's Cafeterias, Inc. (filed as
        Exhibit 10(i) to the Company's Annual Report on Form 10-K for the fiscal year ended August 31, 1989, and incorporated herein by reference).

11      Statement re computation of per share earnings.