Form 10-Q
period 1994-05-31
LUBYS CAFETERIAS INC
filed 1994-07-12
CIK 16099

FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D. C. 20549

(Mark One)

[x]      QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                   SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 1994

                                   OR

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                   SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________________  to ____________________

Commission file number:  1-8308

                        LUBY'S CAFETERIAS, INC.
_____________________________________________________________________________

            (Exact name of registrant as specified in its charter)

         Delaware                                        74-1335253
__________________________________               ______________________________
(State or other jurisdiction of                      (I.R.S. Employer
 incorporation or organization)                      Identification No.)

         2211 Northeast Loop 410, P. O. Box 33069
             San Antonio, Texas                                      78265-3069
_______________________________________________________________________________
(Address of principal executive offices)                             (Zip Code)

                       210/654-9000
_______________________________________________________________________________
           (Registrant's telephone number, including area code)

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

            Common Stock:         25,448,132 shares outstanding as of
                                  May 31, 1994 (exclusive of 1,954,935
                                  treasury shares)
Part I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

                               LUBY'S CAFETERIAS, INC.
                                STATEMENTS OF INCOME

                                     (UNAUDITED)
                                            Three Months Ended     Nine Months Ended
                                                  May 31,                May 31,
                                             1994       1993        1994        1993
                                            ______     ______      ______      ______
                                          (Amounts in thousands except per share data)

Sales                                      $101,060    $94,791    $288,945    $271,685

Costs and expenses:
  Cost of food                               25,404     24,315      72,917      68,914
  Payroll and related costs                  25,986     25,110      77,346      73,718
  Occupancy and other operating expenses     29,161     26,732      83,888      77,725
  General and administrative expenses         4,179      3,630      11,552      11,847
                                            _______    _______     _______     _______
                                             84,730     79,787     245,703     232,204
                                            _______    _______     _______     _______
      Income from operations                 16,330     15,004      43,242      39,481

Other income, net                               302        403         915       1,101
                                            _______    _______     _______     _______
      Income before income taxes and
       cumulative effect of change in
       accounting for income taxes           16,632     15,407      44,157      40,582

Provision for income taxes (Note 2)           6,246      5,700      16,585      15,015
                                            _______    _______     _______     _______
      Income before cumulative effect of
       accounting change                     10,386      9,707      27,572      25,567

Cumulative effect as of August 31, 1993 of
 change in method of accounting for income
 taxes (Note 2)                                 ---        ---       1,563         ---
                                            _______    _______     _______     _______

      Net income                           $ 10,386    $ 9,707    $ 29,135    $ 25,567
                                            _______    _______     _______     _______

Earnings per share:
  Income before cumulative effect of
   accounting change                           $.40       $.36       $1.05        $.94

  Cumulative effect of accounting change        ---        ---         .06         ---
                                            _______    _______     _______     _______

  Net income per share                         $.40       $.36       $1.11        $.94
                                            _______    _______     _______     _______

Cash dividends per share                       $.15      $.135        $.45       $.405
                                            _______    _______     _______     _______

Average number of shares outstanding         25,652     27,239      26,204      27,182

See accompanying notes.

                               LUBY'S CAFETERIAS, INC.
                              CONDENSED BALANCE SHEETS
                                     (UNAUDITED)
                                                           May 31,      August 31,
                                                            1994           1993
                                                           ________     __________
                                                            (Thousands of dollars)
ASSETS
Current assets:
  Cash and cash equivalents                               $   6,038         $ 34,305
  Trade accounts and other receivables                          618              602
  Inventories                                                 3,476            3,426
  Prepaid expenses                                            3,208            2,467
  Deferred income taxes                                         199            3,018
                                                            _______          _______
    Total current assets                                     13,539           43,818

Investments and other assets - at cost                       14,105           13,495
Property, plant and equipment - at cost, net                250,863          244,786
                                                            _______          _______
                                                           $278,507         $302,099
                                                            _______          _______
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Short-term borrowings (Note 3)                           $ 10,000        $     ---
  Accounts payable - trade                                    8,372            9,688
  Dividends payable                                           3,817            4,084
  Accrued expenses and other liabilities                     19,393           26,759
  Income taxes payable                                        2,429            2,793
                                                            _______          _______
    Total current liabilities                                44,011           43,324

Deferred income taxes and other credits                      19,332           19,827

Shareholders' equity:
  Common stock                                                8,769            8,769
  Paid-in capital                                            26,945           27,037
  Retained earnings                                         222,965          206,214
  Less cost of treasury stock                               (43,515)          (3,072)
                                                            _______          _______
    Total shareholders' equity                              215,164          238,948
                                                            _______          _______
                                                           $278,507         $302,099
                                                            _______          _______
See accompanying notes.

                              LUBY'S CAFETERIAS, INC.
                         CONDENSED STATEMENTS OF CASH FLOWS
                                     (UNAUDITED)
                                                               Nine Months Ended
                                                                     May 31,
                                                             1994             1993
                                                           _______          ________
                                                             (Thousands of dollars)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                               $29,135           $25,567
  Adjustments to reconcile net income to net
   cash provided by operating activities:
      Depreciation and amortization                         11,699            11,545
      Cumulative effect of accounting change                (1,563)              ---
      Decrease in accrued expenses and other liabilities    (7,366)             (926)
      Other                                                    674            (1,813)
                                                           _______           _______
        Net cash provided by operating activities           32,579            34,373
                                                           _______           _______

CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from disposal of land held for future use           270               ---
  Purchases of land held for future use                     (2,646)             (455)
  Purchases of property, plant and equipment               (15,842)          (12,203)
                                                           _______           _______
        Net cash used in investing activities              (18,218)          (12,658)
                                                           _______           _______
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of common stock under
   employee benefit plans                                    2,505             1,696
  Net proceeds from short-term borrowings                   10,000               ---
  Principal payments of long-term debt                         ---            (1,847)
  Purchases of treasury stock                              (43,218)              ---
  Dividends paid                                           (11,915)          (11,004)
                                                           _______           _______
        Net cash used in financing activities              (42,628)          (11,155)
                                                           _______           _______

Net increase (decrease) in cash and cash equivalents       (28,267)           10,560
Cash and cash equivalents at beginning of period            34,305            12,294
                                                           _______           _______
Cash and cash equivalents at end of period                 $ 6,038           $22,854
                                                           _______           _______
See accompanying notes.

                               LUBY'S CAFETERIAS, INC.
                         STATEMENTS OF SHAREHOLDERS' EQUITY
                   For the Nine Months Ended May 31, 1994 and 1993
                                     (UNAUDITED)

                                                                              Total
                                    Common Stock       Paid-in   Retained  Shareholders'
                                  Issued  Treasury     Capital   Earnings     Equity
                                  ______  ________     _______   ________  ____________
                                                  (Thousands of dollars)
Balance at August 31, 1992        $8,769  $(4,252)     $26,945   $185,789   $217,251

  Net income for the period          ---      ---          ---     25,567     25,567

  Common stock issued under
   employee benefit plans, net
   of shares tendered in partial
   payment                           ---    1,576          121         (2)     1,695

  Cash dividends                     ---      ---          ---    (11,017)   (11,017)
                                 _______  _______      _______    _______    _______

Balance at May 31, 1993           $8,769  $(2,676)     $27,066   $200,337   $233,496
                                 _______  _______      _______    _______    _______

Balance at August 31, 1993        $8,769  $(3,072)     $27,037   $206,214   $238,948

  Net income for the period          ---      ---          ---     29,135     29,135

  Common stock issued under
   employee benefit plans, net
   of shares tendered in partial
   payment                           ---    3,333          (92)      (736)     2,505

  Cash dividends                     ---      ---          ---    (11,648)   (11,648)

  Purchases of treasury stock        ---  (43,776)         ---        ---    (43,776)
                                 _______  _______      _______    _______    _______

Balance at May 31, 1994           $8,769 $(43,515)     $26,945   $222,965   $215,164
                                 _______  _______      _______    _______    _______

See accompanying notes.

                              LUBY'S CAFETERIAS, INC.
                            NOTES TO FINANCIAL STATEMENTS
                                    May 31, 1994
                                     (UNAUDITED)

Note 1: All adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim periods have been made. All such adjustments are of a normal recurring nature. The results for the interim period are not necessarily indicative of the results to be expected for the full year.

Note 2:     Effective September 1, 1993, the Company adopted FASB Statement
            No. 109,"Accounting for Income Taxes." Under Statement 109, the liability method is used in accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities ("temporary differences") and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. Prior to the adoption of Statement 109, income tax expense was determined using the deferred method. Deferred tax expense was based on items of income and expense that were reported in different years in the financial statements and tax returns and were measured at the tax rate in effect in the year the difference originated.

            As permitted by Statement 109, the Company has elected not to restate the financial statements of any prior years. The effect of the change on pretax income from continuing operations for the nine month periods ended May 31, 1994 and 1993, was not material; however, the cumulative effect of the change increased net income by $1,563,000, or $.06 per share.

            The tax effect of temporary differences results in deferred income tax assets and liabilities as follows:
                                                              May 31, 1994
                                                         Assets    Liabilities
                                                         ______    ___________
                                                         (Thousands of dollars)

            Workers' compensation insurance              $  199       $     -
            Amortization of capitalized interest              -           552
            Depreciation and amortization                     -        16,995
            Deferred compensation                           968             -
            Other                                             -           209
                                                         ______       _______
                                                         $1,167       $17,756
                                                         ______       _______

            The above amounts aggregate to a current deferred tax asset of $199,000 and to a noncurrent deferred tax liability of $16,788,000 at May 31, 1994.

Note 3: During May 1994, the Company borrowed $10,000,000 under a $30,000,000 line of credit agreement which expires in January 1995. The current borrowings bear interest at 4.81% and mature on June 16, 1994.
Part I - FINANCIAL INFORMATION (continued)

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources
_______________________________

Cash and cash equivalents decreased by $28,267,000 from the end of the preceding fiscal year to May 31, 1994. All capital expenditures for fiscal 1994 are being funded from cash flows from operations, cash equivalents and short-term borrowings. Capital expenditures for the nine months ended May 31, 1994, were $18,488,000. As of May 31, 1994, the Company owned 18 undeveloped land sites and two land sites on which cafeterias are under construction. During the nine months ended May 31, 1994, the Company purchased 1,936,800 shares of its common stock at a cost of $43,776,000, which are being held as treasury stock. To complete this purchase and fund capital expenditures, the Company required external financing and borrowed funds under a $30,000,000 line of credit agreement. At May 31, 1994, the amount outstanding under this line of credit was $10,000,000.

Results of Operations
_____________________

Quarter ended May 31, 1994 compared to the quarter ended May 31, 1993.
______________________________________________________________________
Sales increased $6,269,000, or 6.6%, due to the addition of five new cafeterias in fiscal 1994 and six in fiscal 1993, and due to an increase in average sales volume at cafeterias opened over one year. Cost of food increased $1,089,000, or 4.5%, due primarily to the increase in sales. The percentage increase is lower than the percentage increase in sales since food costs for the quarter ended May 31, 1993, included higher costs for poultry, red meats and produce. Payroll and related costs increased $876,000, or 3.5%, due primarily to the increase in sales. As a percentage of sales, payroll and related costs declined due to lower workers' compensation costs from continued favorable trends in claims experience and due to increased average sales volume at cafeterias opened over one year. Occupancy and other operating expenses increased $2,429,000, or 9.1%, due primarily to the increase in sales, higher advertising expenditures, and higher managers' salaries, which are based on the profitability of the cafeterias. General and administrative expenses increased $549,000, or 15.1%, due primarily to higher costs under employee benefit plans which are based on the earnings growth of the Company.

The provision for income taxes increased $546,000, or 9.6%, due primarily to the increase in operating income. The effective income tax rate increased from 37% to 37.6% due primarily to the increase in federal income tax rates effective January 1, 1993.

Nine months ended May 31, 1994 compared to the nine months ended May 31, 1993.
______________________________________________________________________________

Sales increased $17,260,000, or 6.4%, due primarily to the addition of five new cafeterias in fiscal 1994 and six in fiscal 1993, and due to an increase in average sales volume at cafeterias opened over one year. Cost of food increased $4,003,000, or 5.8%, due primarily to the increase in sales. Payroll and related costs increased $3,628,000, or 4.9%, due primarily to the increase in sales, and were partially offset by lower costs of workers' compensation insurance. Occupancy and other operating expenses increased $6,163,000, or 7.9%, due primarily to the increase in sales, higher advertising expenditures and higher managers' salaries, which are based on the profitability of the cafeterias. General and administrative expenses decreased $295,000, or 2.5%, due primarily to the lower Company contribution to the profit sharing and retirement plan as determined by the plan's provisions. In addition, the nine months ended May 31, 1993, included costs for the settlement of litigation. These declines in general and administrative expenses were partially offset by higher costs under employee benefit plans which are based on the earnings growth of the Company.

The provision for income taxes increased $1,570,000, or 10.5%, due primarily to the increase in operating income. The effective income tax rate increased from 37% to 37.6% due primarily to the increase in federal income tax rates effective January 1, 1993.

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

       4(d) Promissory Note (Loan Agreement) dated January 31, 1994, in favor of NationsBank of Texas, N.A., in the maximum amount of $30,000,000 (filed as Exhibit 4(d) to the Company's Quarterly Report on Form 10-Q for the quarter ended February 28, 1994, and incorporated herein by reference).

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


                                                      LUBY'S CAFETERIAS, INC.
                                                      (Registrant)


                                                  By: Ralph Erben
                                                      _________________________
                                                      Ralph Erben
                                                      President
                                                      Chief Executive Officer


                                                   By: John E. Curtis, Jr.
                                                       _________________________
                                                       John E. Curtis, Jr.
                                                       Senior Vice President
                                                       Chief Financial Officer


Dated:  July 12, 1994

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

 4(d) Promissory Note (Loan Agreement) dated January 31, 1994, in favor of NationsBank of Texas, N.A., in the maximum amount of $30,000,000 (filed as Exhibit 4(d) to the Company's Quarterly Report on Form 10-Q for the quarter ended February 28, 1994, and incorporated herein by reference).

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