Form 10-K
period 1994-08-31
LUBYS CAFETERIAS INC
filed 1994-11-29
CIK 16099

FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C.   20549
(Mark One)

[X]              ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the fiscal year ended August 31, 1994
                                             OR

[ ]            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from _________________ to ______________________

Commission file number:  1-8308

                           LUBY'S CAFETERIAS, INC.
______________________________________________________________________________

              (Exact name of registrant as specified in its charter)

       Delaware                                     74-1335253
_________________________                ___________________________________
 (State of Incorporation)                (I.R.S. Employer Identification No.)

2211 Northeast Loop 410
Post Office Box 33069
San Antonio, Texas  78265-3069                  Area Code 210 654-9000
________________________________             _____________________________
(Address of principal executive office)      (Registrant's telephone number)

Securities registered pursuant to Section 12(b) of the Act:
                                                     Name of exchange on
        Title of Class                                which registered
        ______________                              ______________________

Common Stock ($.32 par value)                       New York Stock Exchange

Common Stock Purchase Rights                        New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None
                                                            ____

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing
requirements for the past 90 days.  Yes  X   No
                                        ___

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the shares of Common Stock of the registrant held by non-affiliates of the registrant as of November 15, 1994, was approximately $535,103,656 (based upon the assumption that directors and officers are the only affiliates).

As of November 15, 1994, there were 24,554,348 shares of the registrant's Common Stock outstanding, exclusive of 2,848,719 treasury shares.

Portions of the following documents are incorporated by reference into the designated parts of this Form 10-K: proxy statement relating to 1995 annual meeting of shareholders (in Part III).
Item 1.  Business.

     Luby's Cafeterias, Inc. (the "Company") operates 177 cafeterias under the name "Luby's" located in suburban shopping areas in Arizona, Arkansas, Florida, Kansas, Louisiana, Mississippi, Missouri, New Mexico, Oklahoma, Tennessee, and Texas. Of the 177 cafeterias operated by the Company, 99 are at locations owned by the Company and 78 are on leased premises.

     Luby's Cafeterias, Inc. was originally incorporated in Texas in 1959 and was reincorporated in Delaware on December 31, 1991. The Company's executive offices are at 2211 Northeast Loop 410, P. O. Box 33069, San Antonio, Texas 78265-3069.

Marketing

     The Company's product strategy is to provide a wide variety of freshly-prepared foods in an attractive and informal environment. The Company's research has shown that its products appeal to a broad range of value-oriented consumers with particular success among senior citizens, families with children, and business people looking for a quick, healthy meal at a reasonable price.

     Prior to 1991 the Company relied primarily on customers' word-of-mouth recommendations and community relations activities to promote its business, spending approximately .5% of sales annually on these efforts. In 1991 the Company began developing a new marketing program under the direction of Joyce E. Rothenberg, who was elected vice president-marketing in 1992. Based on favorable results of radio and television advertising tests, the marketing budget increased to approximately 1.7% of sales for fiscal 1994 and will increase to approximately two percent of sales for fiscal 1995, primarily for increased radio and television advertising.

     The Company intends to continue expending the majority of the market budget on television and radio advertising, as well as supporting the increased local marketing activities of the individual cafeterias. During fiscal 1994 the Company conducted its first cooperative promotion, joining forces with Southwest Airlines, Sea World of Texas, and Karena Hotels of Texas to target families with children. The Company plans to develop additional cooperative promotions for fiscal 1995.

Operations

     The Company's operations combine the food quality and atmosphere of a good restaurant with the simplicity and visual food selection of cafeteria service. Food is prepared in small quantities throughout serving hours, and frequent quality checks are made. Each cafeteria offers a broad and varied menu and normally serves 12 to 14 entrees, 12 to 14 vegetable dishes, 22 to 25 salads, and 18 to 20 desserts.

     The Company's cafeterias cater primarily to shoppers and office or store personnel for lunch and to families for dinner. The Company's cafeterias are open for lunch and dinner seven days a week. All of the cafeterias sell takeout orders, and most of them have separate food to go entrances. Takeout orders accounted for approximately nine percent of sales in fiscal 1994.

     Each cafeteria is operated as a separate unit under the control of a manager who has responsibility for day-to-day operations, including food purchasing, menu planning, and personnel employment and supervision. Each cafeteria manager is compensated on the basis of his or her cafeteria's profits. Management believes that granting broad authority to its cafeteria managers and compensating them on the basis of their performance are significant factors in the profitability of its cafeterias. Of the 177 cafeteria managers employed by the Company, 149 have been with the Company for more than ten years. Currently, an individual is employed for a period of seven to ten years before he or she is considered qualified to become a cafeteria manager.

     Each cafeteria cooks or prepares substantially all of the food served, including breads and pastries. The cafeterias prepare food from the same recipes, with minor variations to suit local tastes, although menus are not uniform in all of the Company's cafeterias on any particular day. Menus are prepared to reflect local and seasonal food preferences and to take advantage of any special food purchasing opportunities. Substantially all of the food served by each cafeteria is purchased from local suppliers. None of the cafeterias is dependent upon any one supplier, and the Company believes that alternative sources of supply are readily available.

     Quality control teams, each consisting of experienced cooks and a supervisor, help to maintain uniform standards of food preparation. The teams primarily assist in the training of new personnel during the opening of new cafeterias. The teams also visit the cafeterias periodically and work with the regular staffs to check adherence to the Company's recipes, train personnel in new techniques, and evaluate procedures for possible use throughout the Company.

     The Company conducts a training program in its training facilities in San Antonio. The training program is approximately four and one-half months in duration. Management personnel receive two weeks of classroom instruction and four months of practical training in operating cafeterias.

     As of August 31, 1994, the Company had approximately 10,100 employees, consisting of 9,435 nonmanagement cafeteria personnel; 547 cafeteria managers, associate managers and assistant managers; and 118 executive, administrative, and clerical personnel. Employee relations are considered to be good, and the Company has never had a strike or work stoppage.

Expansion

     During the fiscal year ended August 31, 1994, the Company opened eight new units and relocated three units. The new units are located in Leavenworth, Kansas; Shreveport, Louisiana; Morristown, Tennessee; and Grapevine, Houston, San Antonio, San Marcos, and Temple, Texas. The relocated units are in Dallas, Harlingen, and San Antonio, Texas. Since August 31, 1994, the Company has opened one new unit in Hattiesburg, Mississippi.

     Ten new cafeterias are under construction in North Little Rock, Arkansas; Mission, Kansas; Nashville and Oak Ridge, Tennessee; and Beaumont, Fort Worth, Nassau Bay, Plano, San Antonio, and Weslaco, Texas. The new unit under construction in Beaumont is to be a relocation of an existing unit. During fiscal 1995 the Company expects to open 14 new cafeterias plus the unit to be relocated.

     The Company continually evaluates prospective new cafeteria sites and typically has several sites for new cafeterias under active consideration at any given time. The rate at which new cafeterias are opened is governed by the Company's policy of controlled growth, which takes into account the resources and capabilities of all departments involved, including real estate, construction, equipment, and operations. It has been the Company's experience that new cafeterias generally become profitable within three months after opening.

     The costs of opening new cafeterias vary widely, depending on whether the facilities are to be leased or owned, and if owned, on-site acquisition and construction costs. The Company estimates that in recent years it has cost $2,300,000 to $2,600,000 to construct, equip, and furnish a new cafeteria in a freestanding building under normal conditions, including land acquisition costs. A new building prototype has been developed and utilized for all of the fiscal 1994 openings, which reduced the initial investment in a typical new location to approximately $2,350,000.

Service Marks

     The Company uses several service marks, including "Luby's," and believes that such marks are of material importance to its business. The Company has Federal service mark registrations for several of such marks.

     The Company is not the sole user of the name "Luby's" in the cafeteria business. One cafeteria using the name "Luby's" and one cafeteria using the name "Pat Luby's" are being operated in two different cities in Texas by two different owners not affiliated with the Company. The Company's legal counsel is of the opinion that the Company has the paramount right to use the name "Luby's" as a service mark in the cafeteria business in the United States and that such other users can be precluded from expanding their use of the name as a service mark.

Competition and Other Factors

     The food service business is highly competitive, and there are numerous restaurants and other food service operations in each of the markets where the Company operates. The quality of the food served, in relation to its price, and public reputation are important factors in food service competition. Neither the Company nor any of its competitors has a significant share of the total market in any area in which the Company competes. The Company believes that its principal competitors are good conventional restaurants and other cafeterias.

     The Company's facilities and food products are subject to state and local health and sanitation laws. In addition, the Company's operations are subject to Federal, state, and local regulations with respect to environmental and safety matters, including regulations concerning air and water pollution and regulations under the Americans with Disabilities Act and the Federal Occupational Safety and Health Act. Such laws and regulations, in the Company's opinion, have not materially affected its operations, although compliance has resulted in some increased costs.

Item 2.  Properties.

     The Company owns the underlying land and buildings in which 99 of its cafeterias are located. In addition, the Company owns several cafeteria sites being held for future development.

     Of the 177 cafeterias operated by the Company, 78 are at locations held under leases. Most of the leases provide for a combination of fixed-dollar and percentage rentals. Most of the leases require the lessee to pay additional amounts related to property taxes, hazard insurance, and maintenance of common areas.

     See Notes 4 and 7 of Notes to Financial Statements for information concerning the Company's lease rental expenses, lease commitments, and construction commitments. Of the 78 cafeteria leases, the current terms of 14 expire from 1994 to 1999, 24 from 2000 to 2004, and 40 thereafter. Fifty-nine of the leases can be extended beyond their current terms at the Company's option.

     Of the 177 cafeterias operated by the Company, 46 are in regional shopping malls. A typical cafeteria seats 250 to 300 persons and contains 9,000 to 10,500 square feet of floor space. Most of the cafeterias are located in modern buildings and all are in good condition. It is the Company's policy to refurbish and modernize cafeterias as necessary to maintain their appearance and utility. The equipment in all cafeterias is well maintained. Several of the Company's cafeteria properties contain excess building space which is rented to tenants unaffiliated with the Company.

     The 177 cafeterias operated by the Company are located
(locations are in Texas except as otherwise indicated):

                            Number                                Number
Location                   of Units      Location                 of Units

Abilene                       1          Lewisville                    1
Albuquerque, New Mexico       2          Little Rock, Arkansas         1
Amarillo                      2          Longview                      1
Arlington                     2          Lubbock                       1
Austin                        6          Lufkin                        1
Bartlesville, Oklahoma        1          McAllen                       2
Baytown                       1          Memphis, Tennessee            3
Beaumont                      1          Mesa, Arizona                 2
Bedford                       1          Mesquite                      1
Bellmead                      1          Midland                       1
Bossier City, Louisiana       1          Mission                       1
Broken Arrow, Oklahoma        1          Morristown, Tennessee         1
Brownsville                   2          Murfreesboro, Tennessee       1
Bryan/College Station         1          Muskogee, Oklahoma            1
Carrollton                    1          Nashville, Tennessee          1
Chandler, Arizona             1          New Braunfels                 1
Clearwater, Florida           1          Odessa                        1
Conroe                        1          Oklahoma City, Oklahoma       3
Corpus Christi                2          Pasadena                      1
Dallas                        8          Pharr                         1
Deer Park                     1          Phoenix, Arizona              4
Denton                        1          Pinellas Park, Florida        1
DeSoto                        1          Plano                         1
Duncanville                   1          Port Arthur                   2
El Paso                       6          Richardson                    1
Fayetteville, Arkansas        1          Round Rock                    1
Fort Smith, Arkansas          1          San Angelo                    1
Fort Worth                    6          San Antonio                  18
Franklin, Tennessee           1          San Marcos                    1
Galveston                     1          Santa Fe, New Mexico          1
Garland                       1          Scottsdale, Arizona           1
Glendale, Arizona             1          Sebring, Florida              1
Grand Prairie                 1          Shawnee, Oklahoma             1
Grapevine                     1          Sherman                       1
Harlingen                     2          Shreveport, Louisiana         1
Hattiesburg, Mississippi      1          Stafford                      1
Houston                      25          Sugar Land                    1
Humble                        1          Tampa, Florida                2
Independence, Missouri        1          Temple                        1
Irving/Las Colinas            1          Texarkana                     1
Kansas City, Missouri         1          The Woodlands                 1
Killeen                       1          Topeka, Kansas                1
Kingwood                      1          Tucson, Arizona               2
Lake Jackson                  1          Tulsa, Oklahoma               2
Laredo                        1          Tyler                         2
Las Cruces, New Mexico        1          Victoria                      1
Leavenworth, Kansas           1          Waco                          1

     The Company's corporate offices are located in a building owned by the Company containing approximately 40,000 square feet of office space. The Company utilizes the space for its executive offices and related facilities.

     The Company maintains public liability insurance and property damage insurance on its properties in amounts which management believes to be adequate.

Item 3.  Legal Proceedings.

     There are no material pending legal proceedings, other than ordinary routine litigation incidental to the business, to which the Company is a party, or of which any of its property is the subject. There are no material legal proceedings to which any director, officer, or affiliate of the Company, or any associate of any such director or officer, is a party, or has a material interest, adverse to the Company.

Item 4.  Submission of Matters to a Vote of Security Holders.

     No matter was submitted during the fourth quarter of the fiscal year ended August 31, 1994, to a vote of security holders of the Company.

Item 4A.  Executive Officers of the Registrant.

     Certain information is set forth below concerning the executive officers of the Company, each of whom has been elected to serve until the 1995 annual meeting of shareholders and until his successor is duly elected and qualified.

                          Served as
                           Officer       Positions with Company and
Name                        Since    Principal Occupation Last Five Years  Age
________________________  ________   ____________________________________  ___

John B. Lahourcade         1969       Chairman of the Board, Chairman of    70
                                      the Executive Committee, and
                                      Director; Chief Executive Officer
                                      1984-90.

Ralph Erben                1978       President, Chief Executive Officer    63
                                      (since 1990), member of the
                                      Executive Committee, and Director;
                                      Chief Operating Officer 1988-90.

John E. Curtis, Jr.        1982       Senior Vice President and Chief       47
                                      Financial Officer, Director (since
                                      1991), and Treasurer (since 1990).

William E. Robson          1982       Senior Vice President-Operations      53
                                      (since 1992), Senior Vice
                                      President-Operations Development
                                      prior to 1992, and Director (since
                                      1993).

Clyde C. Hays III          1985       Vice President-Operations (since      43
                                      1993); Area Vice President prior
                                      to 1993.

Jimmy W. Woliver           1984       Vice President-Operations.            57

Ronald E. Riemenschneider  1990       Controller (since 1990); Director     36
                                      of Internal Audit prior thereto.

James R. Hale              1980       Secretary; Member of law firm of      65
                                      Cauthorn Hale Hornberger Fuller
                                      Sheehan & Becker Incorporated
                                      since 1992; member of law firm of
                                      Cox & Smith Incorporated prior
                                      thereto.

                                  PART II

Item 5.   Market for Registrant's Common Equity and Related Stockholder
          Matters.

Stock Prices and Dividends

     The Company's common stock is traded on the New York Stock Exchange under the symbol LUB. The following table sets forth, for the last two fiscal years, the high and low sales prices on the New York Stock Exchange from the consolidated transaction reporting system and the per share cash dividends declared on the common stock.

      Fiscal Quarter                              Quarterly
      Ended                High        Low      Cash Dividend
      _________________   ______      ______    ______________

      November 30, 1992   $20.00      $15.50         $.135
      February 28, 1993    23.88       19.00         $.135
      May 31, 1993         24.00       19.88         $.135
      August 31, 1993      25.88       19.75         $.15
      November 30, 1993    25.75       20.88         $.15
      February 28, 1994    23.88       21.50         $.15
      May 31, 1994         24.63       22.50         $.15
      August 31, 1994      24.13       22.13         $.165

    As of September 9, 1994, there were approximately 4,218 record holders of the Company's common stock.

Item 6.  Selected Financial Data.

Five Year Summary of Operations
(Thousands of dollars except per share data)
Years ended August 31,
                                     1994       1993       1992       1991      1990
                                   ________   ________   ________   ________  ________
Sales                              $390,692   $367,757   $346,359   $328,236  $311,325

Costs and expenses:
   Cost of food                      98,223     92,957     86,507     83,273    80,455
   Payroll and related costs        104,543     99,233     95,963     90,612    84,456
   Occupancy and other operating
    expenses                        113,546    104,958     99,590     90,746    83,860
   General and administrative
    expenses                         15,330     15,967     15,101     16,348    15,614
                                   ________   ________   ________   ________  ________
                                    331,642    313,115    297,161    280,979   264,385

      Income from operations         59,050     54,642     49,198     47,257    46,940

Other income, net                     1,385      1,574      1,319      1,591     1,572
                                   ________   ________   ________   ________  ________
      Income before income taxes
       and accounting change         60,435     56,216     50,517     48,848    48,512

Provision for income taxes           22,663     20,687     17,924     16,502    16,412
                                   ________   ________   ________   ________  ________
      Income before accounting
       change                        37,772     35,529     32,593     32,346    32,100

Cumulative effect of change in
 accounting for income taxes          1,563          -          -          -         -
                                   ________   ________   ________   ________  ________
      Net income (a)               $ 39,335   $ 35,529   $ 32,593   $ 32,346  $ 32,100

Income per share before accounting
  change (b)                       $   1.45   $   1.31   $   1.19   $   1.18  $   1.17

Net income per common share (b)    $   1.51   $   1.31   $   1.19   $   1.18  $   1.17

Cash dividend declared per common
  share (b)                        $    .62   $    .56   $    .51   $    .47  $    .44

At year-end:
   Total assets                    $289,668   $302,099   $276,319   $260,704  $235,344
   Long-term debt                         -          -   $  1,384   $  1,851  $  2,328
Number of cafeterias                    176        168        162        150       137

(a)  Net income in 1994 includes the cumulative effect of change in accounting for income taxes of $1,563, or $.06 per share.

(b)  Per share data has been restated to reflect a 3-for-2 stock split effected in August
     1990.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

     During the last three years the Company has financed all capital expenditures from internally generated funds, cash equivalents, and short-term borrowings. Capital expenditures for fiscal 1994 were $29,722,000, a 63% increase from fiscal 1993. This increase in capital expenditures resulted in part from the opening of eight new cafeterias in fiscal 1994 as compared to six in fiscal 1993. The Company also purchased five sites as land held for future use compared to one land site purchased during fiscal 1993. The purchase of two cafeteria properties, one in Mission, Kansas, and one in San Antonio, Texas, is also included in capital expenditures for fiscal 1994. These two cafeterias will reopen in fiscal 1995 after extensive renovation.

     Capital commitments budgeted for fiscal 1995 include the opening of fifteen new cafeterias: nine on sites owned by the Company, two on land held under long-term ground leases, and four in regional shopping malls. One of these new cafeterias will be for the relocation of an existing unit located on leased premises. Therefore, a net increase of fourteen cafeterias is anticipated in fiscal 1995. Construction costs for the new cafeterias are expected to be funded by cash flow from operations, cash currently held in cash equivalent investments, and short-term borrowings. In addition, as of August 31, 1994, the Company owned 15 undeveloped cafeteria sites, and several land site acquisitions were in varying stages of negotiation.

     The Company generated cash from operations of $52,146,000 in fiscal 1994. The Company had a balance of $17,000,000 outstanding at August 31, 1994, under a $30,000,000 line-of-credit agreement with a bank. At August 31, 1994, the Company had a working capital deficit of $38,228,000 which compares to the prior year's working capital of $494,000. The working capital position declined during fiscal 1994 due primarily to the decrease in cash and cash equivalents of $23,396,000 and the short-term borrowings under the line of credit to fund capital expenditures and treasury stock purchases.


     During fiscal 1994 the Company purchased 2,268,300 shares of its common stock at a cost of $51,490,000, which are being held as treasury stock. The Board of Directors has authorized the repurchase of an additional 2,000,000 shares through December 31, 1995.

     The Company believes that funds generated from operations and short-term or long-term financing from external sources, which can be obtained on terms acceptable to the Company in the event such financing is required, are adequate for its foreseeable needs.

Results of Operations

Fiscal 1994 Compared to Fiscal 1993

     Sales increased $22,935,000, or 6%, due in part to the addition of eight new cafeterias in fiscal 1994 and six cafeterias in fiscal 1993. The average sales volume of cafeterias opened over one year increased to $2,287,000 in fiscal 1994 from $2,223,000 in fiscal 1993. The increase resulted from the implementation of new marketing programs and from improved economies in some trade areas.

     Cost of food increased $5,266,000, or 6%, due primarily to the increase in sales. Payroll and related costs increased $5,310,000, or 5%, with the opening of eight new cafeterias. During the past several years, the Company has instituted various programs to address the related payroll cost of workers' compensation insurance; and these efforts, coupled with the revised Texas workers' compensation law, resulted in lower workers' compensation costs during fiscal 1994. The Company expects this downward trend in workers' compensation costs to stabilize during fiscal 1995. As a percent of sales, workers' compensation costs in fiscal 1995 should remain level or increase slightly over fiscal 1994. Occupancy and other operating expenses increased $8,588,000, or 8%, due primarily to the increase in sales; the opening of eight new cafeterias; higher advertising expenditures; and higher managers' salaries, which were based on the profitability of the cafeterias. During fiscal 1995 the Company has budgeted advertising expense at 2% of sales, up from 1.7% in fiscal 1994. General and administrative expenses decreased $637,000, or 4%, due primarily to the lower Company contribution to the profit sharing and retirement plan as determined by the plan's provisions. The decline was partially offset by higher costs under employee benefit plans which were based on the earnings growth of the Company. For fiscal 1995 the Company estimates that its contribution to the profit sharing and retirement plan as determined by the plan's provisions will increase by approximately $2,500,000 over fiscal 1994.

     The provision for income taxes increased $1,976,000, or 10%, due to higher income from operations and the new federal income tax rates that were effective January 1, 1993. The Company's effective income tax rate increased from 36.8% in fiscal 1993 to 37.5% in fiscal 1994.

     The Company adopted the Financial Accounting Standards Board's Statement No. 109, "Accounting for Income Taxes," in fiscal 1994, as discussed in Note 6 of Notes to Financial Statements.

Fiscal 1993 Compared to Fiscal 1992

     Sales increased $21,398,000, or 6%, due primarily to the addition of six new cafeterias in fiscal 1993 and twelve cafeterias in fiscal 1992. The average sales volume of cafeterias opened over one year increased to $2,223,000 in fiscal 1993 from $2,217,000 in fiscal 1992. The increase resulted from the implementation of new marketing programs and from improved economies in some trade areas.

     Cost of food increased $6,450,000, or 7%, due primarily to the increase in sales. Payroll and related costs increased $3,270,000, or 3%, with the opening of six new cafeterias. During the past three fiscal years the Company has instituted various programs to address the related payroll cost of workers' compensation insurance; and these efforts, coupled with the revised Texas workers' compensation law, resulted in lower workers' compensation costs during fiscal 1993. Occupancy and other operating expenses increased $5,368,000, or 5%, due primarily to the increase in sales; the opening of six new cafeterias; higher advertising expenditures; and higher managers' salaries, which were based on the profitability of the cafeterias. General and administrative expenses increased $866,000, or 6%, due primarily to higher costs under employee benefit plans which were based on the earnings growth of the Company.

     The provision for income taxes increased $2,763,000, or 15%, due to higher income from operations, the new Texas corporate income tax that was effective January 1, 1992, and the new federal income tax rates that were effective retroactively to January 1, 1993. The Company's effective income tax rate increased from 35.5% in fiscal 1992 to 36.8% in fiscal 1993.

Inflation

     The Company's policy is to maintain stable menu prices without regard to seasonal variations in food costs. General increases in costs of food, wages, supplies, and services make it necessary for the Company to increase its menu prices from time to time. With the moderation of inflation from 1992 through 1994, increases in menu prices were less frequent than in previous periods.
To the extent prevailing market conditions allow, the Company intends to adjust menu prices to maintain profit margins.

Item 8.  Financial Statements and Supplementary Data.

                         LUBY'S CAFETERIAS, INC.
                          FINANCIAL STATEMENTS

                Years Ended August 31, 1994, 1993, and 1992
                   with Report of Independent Auditors

Report of Independent Auditors

The Board of Directors and Shareholders
Luby's Cafeterias, Inc.

     We have audited the accompanying balance sheets of Luby's Cafeterias, Inc. at August 31, 1994 and 1993, and the related statements of income, shareholders' equity, and cash flows for each of the three years in the period ended August 31, 1994. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Luby's Cafeterias, Inc. at August 31, 1994 and 1993, and the results of its operations and its cash flows for each of the three years in the period ended August 31, 1994, in conformity with generally accepted accounting principles.

     As discussed in Note 6 to the financial statements, in 1994 the Company changed its method of accounting for income taxes.

                                               ERNST & YOUNG LLP
San Antonio, Texas
October 3, 1994


                            Luby's Cafeterias, Inc.
                                Balance Sheets

                                                             August 31
                                                        1994          1993
                                                      ________       _______
                                                      (Thousands of Dollars)

ASSETS
Current assets:
 Cash and cash equivalents                            $ 10,909       $ 34,305
 Trade accounts and other receivables                      275            602
 Food and supply inventories                             3,851          3,426
 Prepaid expenses                                        2,840          2,467
 Deferred income taxes                                     259          3,018
                                                      ________       ________
Total current assets                                    18,134         43,818


Investments and other assets - at cost:
 Land held for future use                               10,867         11,120
 Other assets                                            2,835          2,375
                                                      ________       ________
Total investments and other assets                      13,702         13,495

Property, plant, and equipment - at cost, less
 accumulated depreciation and amortization
 (Note 2)                                              257,832        244,786
                                                      ________       ________
Total assets                                          $289,668       $302,099
                                                      ________       ________

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
 Short-term borrowings (Note 3)                       $ 17,000       $      -
 Accounts payable - trade                               10,341          9,688
 Dividends payable                                       4,144          4,084
 Accrued expenses and other liabilities (Note 11)       21,927         26,759
 Income taxes payable                                    2,950          2,793
                                                      ________       ________
Total current liabilities                               56,362         43,324

Deferred income taxes and other credits                 19,780         19,827

Commitments (Notes 4, 5, and 7)                              -              -

Shareholders' equity (Notes 5 and 8):
 Common stock, $.32 par value; authorized
  100,000,000 shares in 1994 and 50,000,000
  shares in 1993, issued 27,403,067 shares
  in 1994 and 1993                                       8,769          8,769
 Paid-in capital                                        26,945         27,037
 Retained earnings                                     229,014        206,214
 Less cost of treasury stock, 2,285,257
  shares in 1994 and 175,959 shares in
  1993                                                 (51,202)        (3,072)
                                                      ________       ________
Total shareholders' equity                             213,526        238,948
                                                      ________       _________

Total liabilities and shareholders' equity            $289,668       $302,099
                                                      ________       ________
See accompanying notes.


                              Luby's Cafeterias, Inc.
                               Statements of Income


                                              Years Ended August 31
                                         1994          1993            1992
                                       ________       ________       ________
                                  (Thousands of Dollars Except Per Share Data)

Sales                                  $390,692       $367,757       $346,359

Costs and expenses:
 Cost of food                            98,223         92,957         86,507
 Payroll and related costs              104,543         99,233         95,963
 Occupancy and other operating
  expenses                              113,546        104,958         99,590
 General and administrative expenses     15,330         15,967         15,101
                                       ________       ________       ________
                                        331,642        313,115        297,161
                                       ________       ________       ________

Income from operations                   59,050         54,642         49,198

Other income, net                         1,385          1,574          1,319
                                       ________       _________      ________

Income before income taxes and
 cumulative effect of change in method
 of accounting for income taxes          60,435         56,216         50,517

Provision for income taxes (Note 6):
 Current                                 18,909         20,401         17,202
 Deferred                                 3,754            286            722
                                       ________       ________       ________
                                         22,663         20,687         17,924
                                       ________       ________       ________

Income before cumulative effect of
 change in method of accounting for
 income taxes                            37,772         35,529         32,593

Cumulative effect as of August 31,
 1993 of change in method of
 accounting for income taxes (Note 6)     1,563              -              -
                                       ________       ________       ________
Net income                             $ 39,335       $ 35,529       $ 32,593
                                       ________       ________       ________

Earnings per share:
 Income before cumulative effect of
  change in method of accounting for
  income taxes                         $   1.45       $   1.31       $   1.19

 Cumulative effect of change in
  method of accounting for income
  taxes                                     .06              -              -
                                       ________       ________       ________
Net income per share (Note 9)          $   1.51       $   1.31       $   1.19
                                       ________       ________       ________
See accompanying notes.

                                       Luby's Cafeterias, Inc.
                                  Statements of Shareholders' Equity

                                  Common Stock                                     Total
                           Issued              Treasury       Paid-In  Retained Shareholders'
                       Shares   Amount     Shares   Amount    Capital  Earnings    Equity
______________________________________________________________________________________________
                             (Amounts in thousands except per share data)
______________________________________________________________________________________________
Balance at
 August 31, 1991       27,398    $8,767        -  $      -    $26,896   $167,119   $202,782
Net income for the
 year                       -         -        -         -          -     32,593     32,593
Common stock issued
 under stock option
 plan, net of shares
 tendered in partial
 payment                    5         2        -         -         49          -         51
Cash dividends,
 $.51 per share             -         -        -         -          -    (13,923)   (13,923)
Purchases of treasury
 stock                      -         -     (270)   (4,252)         -          -     (4,252)
                      _______    ______   ______   _______    _______    _______    _______
Balance at
 August 31, 1992       27,403     8,769     (270)   (4,252)    26,945    185,789    217,251
Net income for the
 year                       -         -        -         -          -     35,529     35,529
Common stock issued
 under stock option
 plan, net of shares
 tendered in partial
 payment                    -         -      113     1,605         92         (2)     1,695
Cash dividends,
 $.56 per share             -         -        -         -          -    (15,102)   (15,102)
Purchases of treasury
 stock                      -         -      (19)     (425)         -          -       (425)
                      _______    ______   ______   _______    _______    _______    _______
Balance at
 August 31, 1993       27,403     8,769     (176)   (3,072)    27,037    206,214    238,948
Net income for the
 year                       -         -        -         -          -     39,335     39,335
Common stock issued
 under stock option
 plan, net of shares
 tendered in partial
 payment                    -         -      159     3,360        (92)      (744)     2,524
Cash dividends,
 $.62 per share             -         -        -         -          -    (15,791)   (15,791)
Purchases of treasury
 stock                      -         -   (2,268)  (51,490)         -          -    (51,490)
                      _______    ______   ______   _______    _______    _______    _______

Balance at
August 31, 1994        27,403    $8,769   (2,285) $(51,202)   $26,945   $229,014   $213,526
                      _______    ______   ______  ________    _______   ________   ________


See accompanying notes.

                           Luby's Cafeterias, Inc.
                          Statements of Cash Flows

                                              Years Ended August 31
                                         1994          1993            1992
                                      ________        ________       ________
                                             (Thousands of Dollars)
OPERATING ACTIVITIES
Net income                            $ 39,335        $ 35,529       $ 32,593
Adjustments to reconcile net income
 to net cash provided by operating
 activities:
  Depreciation and amortization         15,700          15,415         14,453
  Cumulative effect of change in
   method of accounting                 (1,563)              -              -
  Loss on disposal of land held for
   future use                               69               -              -
  Loss on disposal of property, plant,
   and equipment                            23               -             24
                                      ________        ________       ________
Cash provided by operating
 activities before changes in
 operating assets and liabilities       53,564          50,944         47,070
Changes in operating assets and
 liabilities:
  (Increase) decrease in trade
   accounts and other receivables          327            (361)           (51)
  (Increase) decrease in food and
   supply inventories                     (425)            216            625
  (Increase) decrease in prepaid
   expenses                               (373)           (214)           315
  Increase in other assets                (460)           (153)          (233)
  Increase (decrease) in accounts
   payable - trade                         (87)          2,033           (502)
  Increase (decrease) in accrued
   expenses and other liabilities       (4,832)          2,678           (614)
  Increase (decrease) in income
   taxes payable                           157            (210)          (640)
  Increase in deferred income taxes
   and other credits                     4,275             457            681
                                       _______        ________       ________
Net cash provided by operating
 activities                             52,146          55,390         46,651

INVESTING ACTIVITIES
Proceeds from disposal of land
 held for future use                       955               -              -
Proceeds from disposal of property,
 plant, and equipment                      182             162          1,105
Purchase of land held for future use    (3,470)           (512)        (4,229)
Purchase of property, plant, and
 equipment                             (26,252)        (17,771)       (27,064)
                                       _______        ________       ________
Net cash used in investing
 activities                            (28,585)        (18,121)       (30,188)

FINANCING ACTIVITIES
Proceeds from issuance of common
 stock under employee benefit plans      2,524           1,695             51
Net proceeds from short-term
 borrowings                             17,000               -              -
Principal payments of long-term debt         -          (1,847)          (483)
Purchases of treasury stock            (50,750)           (425)        (4,252)
Dividends paid                         (15,731)        (14,681)       (13,685)
                                       _______         _______        _______
Net cash used in financing activities  (46,957)        (15,258)       (18,369)
                                       _______         _______        _______
Net increase (decrease) in cash
 and cash equivalents                  (23,396)         22,011         (1,906)

Cash and cash equivalents at
 beginning of year                      34,305          12,294         14,200
                                      ________        ________       ________
Cash and cash equivalents at end
 of year                              $ 10,909        $ 34,305       $ 12,294
                                      ________        ________       ________
See accompanying notes.


                           Luby's Cafeterias, Inc.
                       Notes to Financial Statements
                      August 31, 1994, 1993, and 1992

1.  Significant Accounting Policies

Inventories

     The food and supply inventories are stated at the lower of cost (first-in, first-out) or market.

Depreciation and Amortization

     Luby's Cafeterias, Inc. (the Company) depreciates the cost of plant and equipment over their estimated useful lives using both straight-line and accelerated methods. Leasehold improvements are amortized over the related lease lives, which are in some cases shorter than the estimated useful lives of the improvements.

Statement of Cash Flows

     For purposes of the statement of cash flows, the Company considers all highly liquid financial instruments purchased with an original maturity of three months or less to be cash equivalents.

Preopening Expenses

     New store preopening costs are expensed as incurred.

2.  Property, Plant, and Equipment

     The cost and accumulated depreciation of property, plant, and equipment at August 31, 1994 and 1993, together with the related estimated useful lives used in computing depreciation and amortization, are reflected below:

                                                                Estimated
                                       1994          1993      Useful Lives
                                      ________     ________    ____________
                                     (Thousands of Dollars)

Land                                  $ 58,352     $ 53,689           -
Cafeteria equipment and
 furnishings                            99,867       93,925      3 to 10 years
Buildings                              166,287      153,673     20 to 40 years
Leasehold and leasehold
 improvements                           41,104       39,314     Term of leases
Office furniture and fixtures            1,862        1,779     10 years
Transportation equipment                   655          596      5 years
Construction in progress                 5,899        5,211           -
                                      ________     ________

                                       374,026      348,187

Less accumulated depreciation
 and amortization                      116,194      103,401
                                      ________     ________

                                      $257,832     $244,786
                                      ________     ________

     Total interest expense incurred for 1994, 1993, and 1992 was $288,000, $327,000, and $330,000, respectively, which approximated the amount paid in each year. Substantially all of these amounts were capitalized on qualifying properties in each of the respective years.

3.  Debt

     The Company has a $50,000,000 credit facility with a bank. As part of this credit agreement, the Company has a $30,000,000 line-of-credit which expires in January 1995. The Company began borrowing under this agreement in February 1994. As of August 31, 1994, the balance outstanding was $17,000,000, which was the maximum amount outstanding during the period. The average amount outstanding during the year and the weighted average interest rate based on the number of days outstanding were $4,485,000 and 4.6%, respectively.

     The credit facility also provides a maximum commitment for letters of credit of $20,000,000. At August 31, 1994, letters of credit of approximately $10,008,000 have been issued as security for the payment of insurance obligations carried on the balance sheet.

4.  Leases

     The Company conducts a major part of its operations from facilities which are leased under noncancelable lease agreements. Most of the leases are for periods of ten to twenty-five years and provide for contingent rentals based on sales in excess of a base amount. Approximately 80% of the leases contain renewal options ranging from five to thirty years.

     Annual future minimum lease payments under noncancelable operating leases as of August 31, 1994, are as follows:
                                                    (Thousands of Dollars)
Years ending August 31:
 1995                                                    $    5,495
 1996                                                         5,578
 1997                                                         5,560
 1998                                                         6,143
 1999                                                         5,422
 Thereafter                                                  48,512
                                                          _________
Total minimum lease payments                              $  76,710
                                                          _________

Total rent expense for operating leases for the years ended August 31, 1994, 1993, and 1992 was as follows:

                                       1994        1993        1992
                                    ________     ________    ________
                                          (Thousands of Dollars)

Minimum rentals                     $  5,141     $  4,850    $  4,509
Contingent rentals                     1,436        1,380       1,393
                                    ________     ________    ________
                                    $  6,577     $  6,230    $  5,902
                                    ________     ________    ________

5.  Employee Benefit Plans and Agreements

Incentive Compensation

     The Company has various incentive compensation plans covering officers and other key employees that are based upon the achievement of specified earnings goals and performance factors. Awards under the plans are payable in cash and/or in shares of common stock. Charges to expense for current and future distributions under the plans amounted to $1,481,000, $1,098,000, and $242,000 in 1994, 1993, and 1992, respectively. No shares of common stock have been issued under the plans during the three-year period ended August 31, 1994.

Stock Option Plans

     The Company has an Employee Stock Option Plan for executive and other key salaried employees. Under the terms of the stock option plan, nonqualified options and incentive stock options totaling 225,000 shares of the Company's common stock may be granted at prices not less than 100% of fair market value at date of grant. Options are exercisable for such periods as the Compensation Committee shall determine, but not for more than ten years from date of grant.

     In 1990 the Company adopted a new Management Incentive Stock Plan to replace the current Employee Stock Option Plan and to provide for market-based incentive awards, including stock options, stock appreciation rights, restricted stock, and performance share awards. Under the terms of the Management Incentive Stock Plan, nonqualified options and incentive stock options totaling 2,700,000 shares of the Company's common stock are reserved for grants to the officer group, certain administrative personnel, and cafeteria management personnel. Stock options may be granted at prices not less than 100% of fair market value at date of grant. Options granted to the participants of the plan are exercisable over staggered periods and expire, depending upon the type of grant, in five to seven years. The plan provides for various vesting methods, depending upon the category of personnel.

     Following is a summary of activity in the stock option plans for the three years ended August 31, 1994, 1993, and 1992:

                                             Common
                             Option Price    Shares      Options     Options
                              Per Share     Reserved   Outstanding  Exercisable
                             _____________   _________  ___________ ___________

Balances - August 31, 1991   14.83 to 18.09  2,833,422    2,012,538    187,976
Granted                      15.00 to 16.25          -      213,275          -
Became exercisable           16.42 to 17.88          -            -    187,777
Canceled or expired          14.83 to 18.09          -     (207,837)  (123,242)
Exercised                    14.83 to 15.78    (27,009)     (27,009)   (27,009)
                                             _________    _________   ________
Balances - August 31, 1992   14.83 to 18.09  2,806,413    1,990,967    225,502
Granted                      16.50 to 23.25          -      218,950          -
Became exercisable           15.00 to 17.88          -            -    210,531
Canceled or expired          15.00 to 23.25          -     (182,029)   (71,880)
Exercised                    14.83 to 17.88   (151,719)    (151,719)  (151,719)
                                             _________    _________    _______
Balances - August 31, 1993   14.83 to 23.25  2,654,694    1,876,169    212,434
Granted                      21.75 to 21.75          -      370,725          -
Became exercisable           15.00 to 23.25          -            -    246,327
Canceled or expired          15.00 to 23.25          -     (139,294)   (41,633)
Exercised                    14.83 to 17.88   (191,366)    (191,366)  (191,366)
                                              _________    _________   ________
Balances - August 31, 1994   15.00 to 23.25  2,463,328    1,916,234    225,762
                                             _________    _________   ________

Deferred Compensation

     Deferred compensation agreements exist for several key management employees, all of whom are officers and/or directors. Under the agreements, the Company is obligated to provide for each such employee or his beneficiaries, during a period of ten years after the employee's death, disability, or retirement, annual benefits ranging from $15,500 to $43,400. The estimated present value of future benefits to be paid is being accrued over the period from the effective date of the agreements until the expected retirement dates of the participants. The net expense incurred for this plan for the years ended August 31, 1994, 1993, and 1992 amounted to $78,000, $76,000, and $25,000, respectively.

Profit Sharing

     The Company has a profit sharing plan and retirement trust covering substantially all employees who have attained the age of 21 years and have completed two years of continuous service. The plan is administered by a corporate trustee, is a "qualified plan" under Section 401(a) of the Internal Revenue Code, and provides for the payment of the employee's vested portion of the plan upon retirement, termination, disability, or death. The plan is funded by contributions of a portion of the net earnings of the Company. The plan provides that for each fiscal year in which the Company's net income (before income taxes and before any contribution to the plan) meets certain minimum standards, the Company is obligated to contribute to the plan, at a minimum, an amount equal to a defined percentage of the participants' compensation. In no event will the required contribution exceed 10% of the Company's income before income taxes and before any contribution to the plan. The Company's annual contribution to the plan amounted to $1,886,000, $2,942,000, and $2,170,000 for 1994, 1993, and 1992, respectively.

6.  Income Taxes

     Effective September 1, 1993, the Company adopted FASB Statement No. 109, "Accounting for Income Taxes." Under Statement No. 109, the liability method is used in accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities (temporary differences) and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. Prior to the adoption of Statement No. 109, income tax expense was determined using the deferred method. Deferred tax expense was based on items of income and expense that were reported in different years in the financial statements and tax returns and were measured at the tax rate in effect in the year the difference originated.

     As permitted by Statement No. 109, the Company has elected not to restate the financial statements of any prior years. The effect of the change on pretax income from continuing operations for the years ended August 31, 1994 and 1993 was not material; however, the cumulative effect of the change increased net income by $1,563,000, or $.06 per share.

     The tax effect of temporary differences results in deferred income tax assets and liabilities as follows:
                                                       August 31, 1994
                                                    Assets    Liabilities
                                                  ________    ___________
                                                   (Thousands of Dollars)

Workers' compensation insurance                    $   259        $     -
Amortization of capitalized interest                     -            546
Depreciation and amortization                            -         17,263
Deferred compensation                                  908              -
Other                                                    -            256
                                                   _______        _______
                                                   $ 1,167        $18,065
                                                   _______        _______

     The above amounts aggregate to a current deferred tax asset of $259,000 and to a noncurrent deferred tax liability of $17,157,000 at August 31, 1994.

     The components of deferred income tax expense for 1993 and 1992 as recorded prior to the adoption of Statement No. 109 are as follows:

                                                   1993         1992
                                                  ______       ______
                                                (Thousands of Dollars)

Workers' compensation insurance                   $ (551)      $   51
Amortization of capitalized interest                  87           30
Depreciation and amortization                        554          619
Deferred compensation                                (69)           5
Prepaid expense                                       97            -
Property taxes                                       158            -
Other                                                 10           17
                                                  ______       ______
                                                  $  286       $  722
                                                  ______       ______

     The Omnibus Budget Reconciliation Act of 1993 increased the federal tax rate to 35% beginning January 1, 1993. Accordingly, a blend of the old and new rates is used for the tax year ended August 31, 1993. The reconciliation of the provision for income taxes to the expected income tax expense (computed using the statutory tax rate) is as follows:

                              1994              1993               1992
                        Amount      %      Amount     %      Amount     %
                        _______   ____     _______  ____     _______  ____
                     (Thousands of Dollars and as a Percent of Pretax Income)


Normally expected
 income tax expense     $21,152   35.0%    $19,490   34.7%   $17,176  34.0%
State income taxes        1,625    2.7       1,579    2.8      1,107   2.2
Jobs tax credits           (260)   (.4)       (392)   (.7)      (365)  (.7)
Other differences           146     .2          10      -          6     -
                        _______   ____     _______   ____    _______  ____
                       $ 22,663   37.5%   $ 20,687   36.8%   $17,924  35.5%
                       ________   ____    ________   ____    _______  ____

     Deferred income taxes payable, net of the current deferred tax asset, amounted to $16,898,000 and $14,707,000 at August 31, 1994 and 1993,
respectively.

     Cash payments for income taxes for 1994, 1993, and 1992 were $18,752,000, $20,611,000, and $17,842,000, respectively.

7.  Commitments

     At August 31, 1994, the Company had five cafeterias under construction. The aggregate unexpended costs under the construction contracts were approximately $3,199,000.

     The Company has unconditionally guaranteed a $2,000,000 loan under a line of credit for an unrelated limited partnership in exchange for advertising rights and a participation in future profits of the venture.

8.  Common Stock

     In 1991, the Board of Directors adopted a Shareholder Rights Plan and declared a dividend of one common stock purchase right for each outstanding share of common stock. The rights are not initially exercisable. The rights may become exercisable under circumstances described in the Plan if any person or group (an Acquiring Person) becomes the beneficial owner of 15% or more of the common stock. Once the rights become exercisable, each right will be exercisable to purchase, for $27.50 (the Purchase Price), one-half of one share of common stock, par value $.32 per share, of the Company. If any person becomes the beneficial owner of 15% or more of the common stock, each right will entitle the holder, other than the Acquiring Person, to purchase for the Purchase Price a number of shares of the Company's common stock having a market value of four times the Purchase Price.

     During fiscal 1994, the Company purchased 2,268,300 shares of its common stock at a cost of $51,490,000, which are being held as treasury stock. During September 1994, the Company announced that the Board of Directors authorized the purchase in the open market of an additional 2,000,000 shares of the Company's outstanding common stock. If not extended, the purchase program will be discontinued on December 31, 1995.

9.  Per Share Information

     The weighted average number of shares used in the net income per share computation was 25,981,840 for 1994, 27,194,502 for 1993, and 27,344,397 for
1992.

10.  Business Segments

     The Company operates exclusively in the domestic cafeteria business.

11.  Accrued Expenses and Other Liabilities

     Accrued expenses and other liabilities at August 31 consisted of:

                                               1994             1993
                                              _______          _______
                                               (Thousands of Dollars)

Salaries and bonuses                          $ 7,866          $ 8,265
Rent                                              922              970
Taxes, other than income                        4,847            5,154
Profit sharing plan                             1,886            2,942
Insurance                                       6,136            8,791
Other                                             270              637
                                              _______          _______
                                              $21,927          $26,759
                                              _______          _______

12.  Quarterly Financial Information (Unaudited)

     The following is a summary of quarterly unaudited financial information for 1994 and 1993:

                                           Three Months Ended
                           November 30, February 28,   May 31,    August 31,
                              1993         1994         1994         1994
                           ________     ________     ________     _________
                              (Thousands of Dollars Except Per Share Data)



Sales                      $ 94,166     $ 93,719     $101,060      $101,747
Gross profit                 44,197       44,815       49,670        49,244
Income before
 cumulative effect
 of change in method
 of accounting (a)            8,605        8,581       10,386        10,200
Net income                   10,168        8,581       10,386        10,200
Income per share
 before cumulative
 effect of change in
 method of accounting (a)       .32          .33          .40           .40
Net income per share            .38          .33          .40           .40

                                           Three Months Ended
                           November 30, February 28,   May 31,    August 31,
                              1992         1993         1993         1993
                           ________     ________     ________     _________
                             (Thousands of Dollars Except Per Share Data)


Sales                     $  88,597    $  88,297   $   94,791      $ 96,072
Gross profit                 41,661       42,026       45,366        46,514
Net income                    7,852        8,008        9,707         9,962
Net income per share            .29          .29          .36           .37

(a) See Note 6 for information on the cumulative effect of the change in method of accounting.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

     Not applicable.
                                    PART III

Item 10. Directors and Executive Officers of the Registrant.

     There is incorporated in this Item 10 by reference that portion of the Company's definitive proxy statement for the 1995 annual meeting of shareholders appearing therein under the captions "Election of Directors" and "Information Concerning Directors and Executive Officers." See also the information in Item 4A of Part I of this Report.

Item 11. Executive Compensation.

     There is incorporated in this Item 11 by reference that portion of the Company's definitive proxy statement for the 1995 annual meeting of shareholders appearing therein under the caption "Executive Compensation."

Item 12. Security Ownership of Certain Beneficial Owners and
         Management.

     There is incorporated in this Item 12 by reference that portion of the Company's definitive proxy statement for the 1995 annual meeting of shareholders appearing therein under the captions
"Principal Shareholders" and "Management Shareholders."

Item 13. Certain Relationships and Related Transactions.

     There is incorporated in this Item 13 by reference that portion of the Company's definitive proxy statement for the 1995 annual meeting of shareholders appearing therein under the caption "Certain Relationships and Related Transactions."

                                  PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

     (a) Documents.

     1. Financial Statements

     The following financial statements are filed as part of this Report:

     Balance sheets at August 31, 1994 and 1993

     Statements of income for each of the three years in the period ended August 31, 1994

     Statements of shareholders' equity for each of the three years in the period ended August 31, 1994

     Statements of cash flows for each of the three years in the period ended August 31, 1994

     Notes to financial statements

     Report of independent auditors

     2. Financial Statement Schedules

     The following consent and the following schedules for each of the three years in the period ended August 31, 1994, are filed as part of this Report:

     Consent of Independent Auditors

     Schedule V  -  Property, plant, and equipment

     Schedule VI -  Accumulated depreciation and amortization of property, plant, and equipment

     Schedule X  -  Supplementary income statement information

All other schedules are omitted since the required information is not present or is not present in amounts sufficient to require submission of the schedule or because the information required is included in the financial statements and notes thereto.

     3. Exhibits

     The following exhibits are filed as a part of this Report:

     2    -   Agreement and Plan of Merger dated November 1,
              1991, between Luby's Cafeterias, Inc., a Texas corporation, and Luby's Cafeterias, Inc., a Delaware corporation (filed as Exhibit 2 to the Company's Quarterly Report on Form 10-Q for the quarter ended November 30, 1991, and incorporated herein by reference).

     3(a)  -  Certificate of Incorporation of Luby's Cafeterias,
              Inc., a Delaware corporation (filed as Exhibit 3(a) to the Company's Quarterly Report on Form 10-Q for the quarter ended November 30, 1991, and incorporated herein by reference).

     3(b) - Certificate of Amendment to Certificate of Incorporation of Luby's Cafeterias, Inc., a Delaware corporation, as filed in the Office of the Secretary of State of Delaware on January 18, 1994 (filed as Exhibit 3(b) to the Company's Quarterly Report on Form 10-Q for the quarter ended February 28, 1994, and incorporated herein by reference).

     3(c)  -  Certificate of Incorporation of Luby's Cafeterias, Inc., a
              Delaware corporation, as in effect February 28, 1994 (filed as Exhibit 3(a) to the Company's Quarterly Report on Form 10-Q for the quarter ended February 28, 1994, and incorporated herein by reference).

     3(d) - Bylaws of Luby's Cafeterias, Inc., a Delaware corporation (filed as Exhibit 3(b) to the Company's Quarterly Report on Form 10-Q for the quarter ended November 30, 1991, and incorporated herein by reference).

     4(a) - Form of certificate representing shares of common stock of Luby's Cafeterias, Inc. (filed as Exhibit 4(a) to the Company's Quarterly Report on Form 10-Q for the quarter ended November 30, 1991, and incorporated herein by reference).

     4(b)  -  Description of Common Stock Purchase Rights of Luby's
              Cafeterias, Inc., in Form 8-A (filed April 17, 1991, effective April 26, 1991, File No. 1-8308, and incorporated herein by reference).

     4(c) - Amendment No. 1 dated December 19, 1991, to Rights Agreement dated April 16, 1991 (filed as Exhibit 4(b) to the Company's Quarterly Report on Form 10-Q for the quarter ended November 30, 1991, and incorporated herein by reference).

     4(d) - Promissory Note (Loan Agreement) dated January 31, 1994, in favor of NationsBank of Texas, N.A., in the maximum amount of $30,000,000 (filed as Exhibit 4(d) to the Company's Quarterly Report on Form 10-Q for the quarter ended February 28, 1994, and incorporated herein by reference).

    10(a) - Form of Deferred Compensation Agreement entered into between Luby's Cafeterias, Inc. and various officers (filed as Exhibit 10(b) to the Company's Annual Report on Form 10-K for the fiscal year ended August 31, 1981, and incorporated herein by reference).

    10(b) - Incentive Bonus Plan of Luby's Cafeterias, Inc. adopted October 19, 1983 (filed as Exhibit 10(e) to the Company's Annual Report on Form 10-K for the fiscal year ended August 31, 1983, and incorporated herein by reference).

    10(c) - Performance Unit Plan of Luby's Cafeterias, Inc. approved by the shareholders on January 12, 1984 (filed as Exhibit 10(f) to the Company's Annual Report on Form 10-K for the fiscal year ended August 31, 1984, and incorporated herein by reference).

    10(d) - Employment Contract dated January 8, 1988, between Luby's Cafeterias, Inc. and George H. Wenglein (filed as Exhibit 10(h) to the Company's Annual Report on Form 10-K for the fiscal year ended August 31, 1988, and incorporated herein by reference).

    10(e) - Management Incentive Stock Plan of Luby's Cafeterias, Inc. (filed as Exhibit 10(i) to the Company's Annual Report on Form 10-K for the fiscal year ended August 31, 1989, and incorporated herein by reference).

    11    -   Statement re computation of per share earnings.

    13    -   Luby's Cafeterias, Inc. 1994 annual report to shareholders
              (furnished for the information of the Commission and not deemed to be "filed" except for those portions expressly incorporated by reference).

    99(a) -   Consent of Ernst & Young LLP.

    99(b) -   Consent of Ernst & Young LLP.

    (b)  Reports on Form 8-K.

     No reports on Form 8-K have been filed during the last quarter of the period covered by this Report.

                                SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  November 28, 1994                  LUBY'S CAFETERIAS, INC.
                                          (Registrant)


                                        By: RALPH ERBEN
                                            ___________________________
                                            Ralph Erben, President and
                                            Chief Executive Officer



     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature and Date                           Name and Title

JOHN B. LAHOURCADE                           John B. Lahourcade, Chairman of
_______________________________              the Board and Director
November 28, 1994

RALPH ERBEN                                  Ralph Erben, President, Chief
_______________________________              Executive Officer, and Director
November 28, 1994

JOHN E. CURTIS, JR.                          John E. Curtis, Jr.
_______________________________              Senior Vice President, Chief
November 28, 1994                            Financial Officer, Treasurer, and
                                             Director

WILLIAM E. ROBSON                            William E. Robson, Senior Vice
________________________________             President and Director
November 28, 1994

RONALD E. RIEMENSCHNEIDER                    Ronald E. Riemenschneider
________________________________             Controller
November 28, 1994

LAURO F. CAVAZOS                             Laura F. Cavazos, Director
________________________________
November 28, 1994

DAVID B. DAVISS                              David B. Daviss, Director
________________________________
November 28, 1994

ROGER R. HEMMINGHAUS                         Roger R. Hemminghaus, Director
________________________________
November 28, 1994

WALTER J. SALMON                             Walter J. Salmon, Director
________________________________
November 28, 1994

GEORGE H. WENGLEIN                           George H. Wenglein, Director
________________________________
November 28, 1994

JOANNE WINIK                                 Joanne Winik, Director
________________________________
November 28, 1994

                         Consent of Independent Auditors



We consent to the addition of the financial statement schedules listed in Item 14.(a)2. of Form 10-K, to the financial statements covered by our report dated October 3, 1994.

Our audits also included the financial statement schedules of Luby's Cafeterias, Inc. listed in Item 14.(a)2. These schedules are the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, the financial statement schedules referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.




                                                             ERNST & YOUNG LLP

San Antonio, Texas
October 3, 1994

                                Luby's Cafeterias, Inc.
                       Schedule V - Property, Plant, and Equipment
                       Years Ended August 31, 1994, 1993, and 1992

        Column A                Column B    Column C      Column D      Column E    Column F
______________________________________________________________________________________________
                               Balance at                                 Other       Balance
                               Beginning    Additions                     Changes-     at End
       Classification          of Period     at Cost    Retirements    Add (Deduct)  of Period
______________________________________________________________________________________________
                                       (Thousands of Dollars)
Year Ended August 31, 1992

Land (B)                       $ 49,514    $      -       $  (111)     $  2,256 (C)    $51,659
Cafeteria equipment and
 furnishings                     80,766      10,341        (1,751)          451 (A)     89,807
Buildings                       128,951       9,877          (866)        5,593 (A)    143,555
Leasehold and leasehold
 improvements                    34,945       2,335          (498)        1,213 (A)     37,995
Office furniture and
 fixtures                         1,696          35             -             -          1,731
Transportation equipment            591         240          (217)            -            614
Construction in progress          7,910       4,236             -        (7,257)(A)      4,889
                               ________    ________      ________      ________       ________
                               $304,373    $ 27,064      $ (3,443)     $  2,256       $330,250
                               ________    ________      ________      ________       ________

Year Ended August 31, 1993

Land (B)                       $ 51,659    $    30       $    (47)     $  2,047 (C)   $ 53,689
Cafeteria equipment and
 furnishings                     89,807      5,151         (1,357)          324 (A)     93,925
Buildings                       143,555      6,538              -         3,580 (A)    153,673
Leasehold and leasehold
 improvements                    37,995      1,542           (266)           43 (A)     39,314
Office furniture and fixtures     1,731         83            (35)            -          1,779
Transportation equipment            614        158           (176)            -            596
Construction in progress          4,889      4,269              -        (3,947)(A)      5,211
                               ________   ________       ________      ________       ________

                               $330,250   $ 17,771       $ (1,881)     $  2,047       $348,187
                               ________   ________       ________      ________       ________

Year Ended August 31, 1994

Land (B)                       $ 53,689   $  1,964       $      -      $  2,699 (C)   $ 58,352
Cafeteria equipment and
 furnishings                     93,925      7,933         (2,137)          146 (A)     99,867
Buildings                       153,673      8,690              -         3,924 (A)    166,287
Leasehold and leasehold
 improvements                    39,314      2,451           (707)           46 (A)     41,104
Office furniture and fixtures     1,779         90             (7)            -          1,862
Transportation equipment            596        320           (261)            -            655
Construction in progress          5,211      4,804              -        (4,116)(A)      5,899
                               ________   ________       ________      ________       ________

                               $348,187   $ 26,252       $ (3,112)     $  2,699       $374,026
                               ________   ________       ________      ________       ________

(A)  Reclassification resulting from completion of cafeterias that were under construction at the beginning of each year.
(B)  Land held for future use is reflected on the balance sheet as an investment.  Accordingly, additions to the account of $3,470,000, $512,000, and $4,229,000, for 1994, 1993, and 1992, respectively, are omitted from this schedule.
(C)  Reclassification from land held for future use when land is placed in service.
/TABLE

                                  Luby's Cafeterias, Inc.
               Schedule VI - Accumulated Depreciation and Amortization of
                              Property, Plant, and Equipment
                       Years Ended August 31, 1994, 1993, and 1992

       Column A                 Column B         Column C        Column D       Column F
______________________________________________________________________________________________
                                                 Additions
                               Balance at        Charged to                     Balance at
                               Beginning         Costs and                         End
      Description              of Period         Expenses      Retirements      of Period
______________________________________________________________________________________________
                                        (Thousands of Dollars)
Year Ended August 31, 1992

Cafeteria equipment and
 furnishings                  $ 40,561           $  7,832       $ (1,668)        $ 46,725
Buildings                       22,648              4,278              -           26,926
Leasehold improvements          12,826              2,090           (497)          14,419
Office furniture and
 fixtures                        1,221                 95              -            1,316
Transportation equipment           309                158           (148)             319
                              ________           ________       ________         ________

                              $ 77,565           $ 14,453       $ (2,313)        $ 89,705
                              ________           ________       ________         ________
Year Ended August 31, 1993

Cafeteria equipment and
 furnishings                  $ 46,725           $  8,285       $ (1,284)        $ 53,726
Buildings                       26,926              4,728              -           31,654
Leasehold improvements          14,419              2,152           (263)          16,308
Office furniture and
 fixtures                        1,316                 97            (35)           1,378
Transportation equipment           319                153           (137)             335
                              ________           ________       ________         ________
                              $ 89,705           $ 15,415       $ (1,719)        $103,401
                              ________           ________       ________         ________
Year Ended August 31, 1994

Cafeteria equipment and
 furnishings                  $ 53,726           $  8,155       $ (2,030)         $59,851
Buildings                       31,654              5,075              -           36,729
Leasehold improvements          16,308              2,204           (682)          17,830
Office furniture and
 fixtures                        1,378                 98             (6)           1,470
Transportation equipment           335                168           (189)             314
                              ________           ________       ________         ________

                              $103,401           $ 15,700       $ (2,907)        $116,194
                              ________           ________       ________         ________

The answers to Column E - Other changes are none.
/TABLE

                                  Luby's Cafeterias, Inc.
                 Schedule X - Supplementary Income Statement Information
                       Years Ended August 31, 1994, 1993, and 1992


                                        Charged to Costs and Expenses
                                        _____________________________

                                         1994        1993        1992
                                        ______________________________
                                            (Thousands of Dollars)

Maintenance and repairs                $ 5,567     $ 5,024     $ 4,767
                                       _______________________________

Taxes, other than payroll
 and income taxes                      $ 5,652     $ 5,493     $ 5,273
                                       _______________________________

Advertising costs                      $ 6,619     $ 4,292     $ 2,854
                                       _______________________________


The amount for depreciation and amortization is not presented, as such amount has been disclosed in the financial statements.

                               EXHIBIT INDEX


Number                           Document


      2    -   Agreement and Plan of Merger dated November 1, 1991, between
               Luby's Cafeterias, Inc., a Texas corporation, and Luby's
               Cafeterias, Inc., a Delaware corporation (filed as Exhibit 2 to the Company's Quarterly Report on Form 10-Q for the quarter ended November 30, 1991, and incorporated herein by reference).

      3(a) - Certificate of Incorporation of Luby's Cafeterias, Inc., a Delaware corporation (filed as Exhibit 3(a) to the Company's Quarterly Report on Form 10-Q for the quarter ended November 30, 1991, and incorporated herein by reference).

      3(b)  -  Certificate of Amendment to Certificate of Incorporation of
               Luby's Cafeterias, Inc., a Delaware corporation, as filed in the Office of the Secretary of State of Delaware on January 18, 1994 (filed as Exhibit 3(b) to the Company's Quarterly Report on Form 10-Q for the quarter ended February 28, 1994, and incorporated herein by reference).

      3(c)  -  Certificate of Incorporation of Luby's Cafeterias, Inc., a
               Delaware corporation, as in effect February 28, 1994 (filed as Exhibit 3(a) to the Company's Quarterly Report on Form 10-Q for the quarter ended February 28, 1994, and incorporated herein by reference).

      3(d)  -  Bylaws of Luby's Cafeterias, Inc., a Delaware corporation
               (filed as Exhibit 3(b) to the Company's Quarterly Report on Form 10-Q for the quarter ended November 30, 1991, and incorporated herein by reference).

      4(a) - Form of certificate representing shares of common stock of Luby's Cafeterias, Inc. (filed as Exhibit 4(a) to the Company's Quarterly Report on Form 10-Q for the quarter ended November 30, 1991, and incorporated herein by reference).

      4(b)  -  Description of Common Stock Purchase Rights of Luby's
               Cafeterias, Inc., in Form 8-A (filed April 17, 1991, effective April 26, 1991, File No. 1-8308, and incorporated herein by reference).

      4(c) - Amendment No. 1 dated December 19, 1991, to Rights Agreement dated April 16, 1991 (filed as Exhibit 4(b) to the Company's Quarterly Report on Form 10-Q for the quarter ended November 30, 1991, and incorporated herein by reference).

      4(d) - Promissory Note (Loan Agreement) dated January 31, 1994, in favor of NationsBank of Texas, N.A., in the maximum amount of $30,000,000 (filed as Exhibit 4(d) to the Company's Quarterly Report on Form 10-Q for the quarter ended February 28, 1994, and incorporated herein by reference).

     10(a) - Form of Deferred Compensation Agreement entered into between Luby's Cafeterias, Inc. and various officers (filed as Exhibit 10(b) to the Company's Annual Report on Form 10-K for the fiscal year ended August 31, 1981, and incorporated herein by reference).

     10(b) -   Incentive Bonus Plan of Luby's Cafeterias, Inc. adopted
               October 19, 1983 (filed as Exhibit 10(e) to the Company's Annual Report on Form 10-K for the fiscal year ended August 31, 1983, and incorporated herein by reference).

     10(c) - Performance Unit Plan of Luby's Cafeterias, Inc. approved by the shareholders on January 12, 1984 (filed as Exhibit 10(f) to the Company's Annual Report on Form 10-K for the fiscal year ended August 31, 1984, and incorporated herein by reference).

     10(d) - Employment Contract dated January 8, 1988, between Luby's Cafeterias, Inc. and George H. Wenglein (filed as Exhibit 10(h) to the Company's Annual Report on Form 10-K for the fiscal year ended August 31, 1988, and incorporated herein by reference).

     10(e) - Management Incentive Stock Plan of Luby's Cafeterias, Inc. (filed as Exhibit 10(i) to the Company's Annual Report on Form 10-K for the fiscal year ended August 31, 1989, and incorporated herein by reference).

     11    -   Statement re computation of per share earnings.

     13    -   Luby's Cafeterias, Inc. 1994 annual report to shareholders
               (furnished for the information of the Commission and not deemed to be "filed" except for those portions expressly incorporated by reference).

     99(a) -   Consent of Ernst & Young LLP.

     99(b) -   Consent of Ernst & Young LLP.