Form 10-Q
period 1994-11-30
LUBYS CAFETERIAS INC
filed 1995-01-11
CIK 16099

FORM 10-Q

                    SECURITIES AND EXCHANGE COMMISSION

                          Washington, D. C. 20549

(Mark One)

[x]          QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 1994

                                    OR

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission file number:  1-8308

                               LUBY'S CAFETERIAS, INC.
______________________________________________________________________________
               (Exact name of registrant as specified in its charter)

            Delaware                                       74-1335253
_________________________________                     _______________________
(State or other jurisdiction of                          (I.R.S. Employer
incorporation or organization)                           Identification No.)


2211 Northeast Loop 410, P. O. Box 33069
San Antonio, Texas                                      78265-3069
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

        Common Stock:  24,388,848 shares outstanding as of
                       November 30, 1994 (exclusive of 3,014,219 treasury shares)
Part I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

                            LUBY'S CAFETERIAS, INC.
                  STATEMENTS OF INCOME AND RETAINED EARNINGS
                                  (UNAUDITED)
                                                         Three Months Ended
                                                            November 30,
                                                          1994        1993
                                                         ________   ________
                                                       (Amounts in thousands
                                                       except per share data)

Sales                                                    $101,446   $ 94,166

Costs and expenses:
  Cost of food                                             25,272     23,959
  Payroll and related costs                                27,813     26,010
  Occupancy and other operating expenses                   29,962     27,296
  General and administrative expenses                       4,769      3,577
                                                         ________   ________

                                                           87,816     80,842
                                                         ________   ________

     Income from operations                                13,630     13,324

Other income, net                                             263        458
                                                         ________   ________

      Income before income taxes and cumulative effect
        of change in accounting for income taxes           13,893     13,782

Provision for income taxes - Note 2                         5,210      5,177
                                                         ________   ________

      Income before cumulative effect of
       accounting change                                    8,683      8,605

Cumulative effect as of August 31, 1993 of change in
  method of accounting for income taxes - Note 2              ---      1,563
                                                         ________   ________

      Net income                                            8,683     10,168

Retained earnings at beginning of period                  229,014    206,214

Cash dividends                                             (4,024)    (3,958)

Treasury stock transactions                                  (156)       ---
                                                         ________   ________

Retained earnings at end of period                       $233,517   $212,424
                                                         ________   ________
Earnings per share:
  Income before cumulative effect of
   accounting change                                         $.35       $.32

  Cumulative effect of accounting change - Note 2             ---        .06
                                                         ________   ________

  Net income per share                                       $.35       $.38
                                                         ________   ________

Cash dividend per share                                     $.165       $.15
                                                         ________   ________

Average number of shares outstanding                       24,776     26,828

See accompanying notes.
Part I - FINANCIAL INFORMATION (continued)

Item 1.  Financial Statements (continued).

                            LUBY'S CAFETERIAS, INC.
                            CONDENSED BALANCE SHEETS
                                  (UNAUDITED)


                                                   November 30,     August 31,
                                                      1994             1994
                                                   ___________      __________
                                                     (Thousands of dollars)
ASSETS

Current assets:
  Cash and cash equivalents                           $  8,206       $ 10,909
  Trade accounts and other receivables                     310            275
  Food and supply inventories                            3,623          3,851
  Prepaid expenses                                       2,872          2,840
  Deferred income taxes                                    292            259
                                                      ________       ________
    Total current assets                                15,303         18,134

Investments and other assets - at cost                  14,061         13,702
Property, plant, and equipment - at cost, net          261,011        257,832
                                                      ________       ________

                                                      $290,375       $289,668
                                                      ________       ________

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Short-term borrowings                               $ 30,000      $ 17,000
  Accounts payable - trade                              10,099        10,341
  Dividends payable                                      4,024         4,144
  Accrued expenses and other liabilities                18,574        21,927
  Income taxes payable                                   6,762         2,950
                                                      ________      ________

    Total current liabilities                           69,459        56,362

Deferred income taxes and other credits                 19,698        19,780

Shareholders' equity:
  Common stock                                           8,769         8,769
  Paid-in capital                                       26,945        26,945
  Retained earnings                                    233,517       229,014
  Less cost of treasury stock                          (68,013)      (51,202)
                                                      ________      ________

    Total shareholders' equity                         201,218       213,526
                                                      ________      ________

                                                      $290,375      $289,668
                                                      ________      ________
See accompanying notes.
Part I - FINANCIAL INFORMATION (continued)

Item 1.  Financial Statements (continued).

                            LUBY'S CAFETERIAS, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                          Three Months Ended
                                                             November 30,
                                                           1994          1993
                                                           ____          ____
                                                        (Thousands of dollars)

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                             $ 8,683      $10,168
  Adjustments to reconcile net income to net
    cash provided by operating activities:
      Depreciation and amortization                        4,008        3,876
      Cumulative effect of accounting change                 ---       (1,563)
      Decrease in accrued expenses and other liabilities  (3,241)      (5,133)
      Other                                                2,755        1,872
                                                         _______      _______

        Net cash provided by operating activities         12,205        9,220
                                                         _______      _______

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of land held for future use                   (1,916)         ---
  Purchases of property, plant, and equipment             (4,893)      (4,285)
                                                         _______      _______

        Net cash used in investing activities             (6,809)      (4,285)
                                                         _______      _______

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of common stock
    under employee benefit plans                             158           82
  Net proceeds from short-term borrowings                 13,000          ---
  Purchases of treasury stock                            (17,113)     (18,715)
  Dividends paid                                          (4,144)      (4,084)
                                                         _______      _______

        Net cash used in financing activities             (8,099)     (22,717)
                                                         ________     _______

Net decrease in cash and cash equivalents                 (2,703)     (17,782)

Cash and cash equivalents at beginning of period          10,909       34,305
                                                         _______      _______

Cash and cash equivalents at end of period               $ 8,206      $16,523
                                                         _______      _______


See accompanying notes.
Part I - FINANCIAL INFORMATION (continued)

Item 1.  Financial Statements (continued).

                            LUBY'S CAFETERIAS, INC.
                         NOTES TO FINANCIAL STATEMENTS
                               November 30, 1994
                                  (UNAUDITED)

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

         As permitted by Statement 109, the Company elected not to restate the financial statements of any prior years. The effect of the change on pretax income from continuing operations for the three month period ended November 30, 1993, was not material; however, the cumulative effect of the change increased net income by $1,563,000, or $.06 per share.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources
_______________________________

Cash and cash equivalents decreased by $2,703,000 from the end of the preceding fiscal year to November 30, 1994. All capital expenditures for fiscal 1995 are being funded from cash flows from operations, cash equivalents, and short-term borrowings. Capital expenditures for the three months ended November 30, 1994, were $6,809,000. As of November 30, 1994, the Company owned 18 undeveloped land sites and seven land sites on which cafeterias are under construction.

During the three months ended November 30, 1994, the Company purchased 748,400 shares of its common stock at a cost of $17,237,000, which are being held as treasury stock. To complete this purchase and fund capital expenditures, the Company required external financing and borrowed funds under a $39,000,000 line of credit agreement. At November 30, 1994, the amount outstanding under this line of credit was $30,000,000. The Company believes that additional financing from external sources can be obtained on terms acceptable to the Company in the event such financing is required.

Results of Operations
_____________________

Quarter ended November 30, 1994 compared to the quarter ended November 30,
1993.
______________________________________________________________________________

Sales increased $7,280,000, or 7.7%, due to the addition of three new cafeterias in fiscal 1995 and eight in fiscal 1994, and due to an increase in average sales volume at cafeterias opened over one year.

Cost of food increased $1,313,000, or 5.5%, due primarily to the increase in sales. As a percentage of sales, food costs were higher in the first quarter of fiscal 1994 than in fiscal 1995 due to higher food costs for certain items such as poultry, oils, and shortening. Payroll and related costs increased $1,803,000, or 6.9%, due primarily to the increase in sales, and were partially offset by lower costs of workers' compensation insurance. Occupancy and other operating expenses increased $2,666,000, or 9.8%, due primarily to the increase in sales; the opening of three new cafeterias; higher advertising expenditures; and higher managers' salaries, which are based on the profitability of the cafeterias. During fiscal 1995 the Company has budgeted advertising expense at 2% of sales, up from 1.5% in the first quarter of fiscal 1994. General and administrative expenses increased $1,192,000, or 33.3%, due primarily to the higher Company contribution to the profit sharing and retirement plan as determined by the plan's provisions during the quarter ended November 30, 1994.

The provision for income taxes increased $33,000, or 0.6%, due primarily to the increase in operating income. The effective income tax rate decreased slightly from 37.6% to 37.5%.

General increases in costs of food, wages, supplies, and services make it necessary for the Company to increase its menu prices from time to time. Effective December 1, 1994, the Company increased the price of the Lu Ann platter, its primary bundled meal, from $3.98 to $4.25 in all markets except Florida. The Company anticipates that the tray average will increase approximately 2% as a result of this price change.
Part II - OTHER INFORMATION

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

           4(e) Promissory Note (Loan Agreement) dated November 15, 1994, in favor of NationsBank of Texas, N.A., in the maximum amount of $9,000,000.

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

          10(d) Performance Unit Plan of Luby's Cafeterias, Inc. approved by the shareholders on January 12, 1984 (filed as Exhibit 10(f) to the Company's Annual Report on Form 10-K for the fiscal year ended August 31, 1984, and incorporated herein by reference).


Part II - OTHER INFORMATION (continued)

Item 6.  Exhibits and Reports on Form 8-K (continued).

          10(e) Employment Contract dated January 8, 1988, between Luby's Cafeterias, Inc. and George H. Wenglein (filed as Exhibit 10(h) to the Company's Annual Report on Form 10-K for the fiscal year ended August 31, 1988, and incorporated herein by reference).

          10(f) Management Incentive Stock Plan of Luby's Cafeterias, Inc. (filed as Exhibit 10(i) to the Company's Annual Report on Form 10-K for the fiscal year ended August 31, 1989, and incorporated herein by reference).

          10(g) Nonemployee Director Deferred Compensation Plan of Luby's Cafeteris, Inc. adopted October 27, 1994.

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


                                    LUBY'S CAFETERIAS, INC.
                                    (Registrant)



                                    By:  Ralph Erben
                                         _____________________________
                                         Ralph Erben
                                         President
                                         Chief Executive Officer


                                    By:  John E. Curtis, Jr.
                                         _____________________________
                                         John E. Curtis, Jr.
                                         Senior Vice President
                                         Chief Financial Officer


Dated:  January 11, 1995

                                EXHIBIT INDEX

Number  Document

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

 4(e) Promissory Note (Loan Agreement) dated November 15, 1994, in favor of NationsBank of Texas, N.A., in the maximum amount of $9,000,000.

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

10(d) Performance Unit Plan of Luby's Cafeterias, Inc. approved by the shareholders on January 12, 1984 (filed as Exhibit 10(f) to the Company's Annual Report on Form 10-K for the fiscal year ended August 31, 1984, and incorporated herein by reference).

10(e) Employment Contract dated January 8, 1988, between Luby's Cafeterias, Inc. and George H. Wenglein (filed as Exhibit 10(h) to the Company's Annual Report on Form 10-K for the fiscal year ended August 31, 1988, and incorporated herein by reference).


                                EXHIBIT INDEX (continued)

Number  Document

10(f) Management Incentive Stock Plan of Luby's Cafeterias, Inc. (filed as Exhibit 10(i) to the Company's Annual Report on
        Form 10-K for the fiscal year ended August 31, 1989, and incorporated herein by reference).

10(g)   Nonemployee Director Deferred Compensation Plan of Luby's
        Cafeteris, Inc. adopted October 27, 1994.

11      Statement re computation of per share earnings.