Form 10-Q
period 1995-02-28
LUBYS CAFETERIAS INC
filed 1995-04-10
CIK 16099

FORM 10-Q

                    SECURITIES AND EXCHANGE COMMISSION

                          Washington, D. C. 20549

(Mark One)

[x]          QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 1995

                                    OR

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________


Commission file number:  1-8308

                         LUBY'S CAFETERIAS, INC.
______________________________________________________________________________
          (Exact name of registrant as specified in its charter)

            Delaware                                       74-1335253
_______________________________                        ______________________
(State or other jurisdiction of                          (I.R.S. Employer
incorporation or organization)                           Identification No.)


      2211 Northeast Loop 410, P. O. Box 33069
            San Antonio, Texas                             78265-3069
________________________________________________       __________________
      (Address of principal executive offices)              (Zip Code)

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

     Common Stock: 23,671,482 shares outstanding as of February 28, 1995
                  (exclusive of 3,731,585 treasury shares)
            Part I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

                             LUBY'S CAFETERIAS, INC.
                              STATEMENTS OF INCOME

                                   (UNAUDITED)
                                            Three Months Ended       Six Months Ended
                                                February 28,           February 28,

                                             1995        1994       1995    1994
                                             ____        ____       ____    ____
                                           (Amounts in thousands except per share data)

Sales                                      $100,570    $93,719    $202,016  $187,885

Costs and expenses:
  Cost of food                               24,709     23,554      49,981    47,513
  Payroll and related costs                  27,415     25,350      55,228    51,360
  Occupancy and other operating expenses     30,024     27,431      59,986    54,727
  General and administrative expenses         4,781      3,796       9,550     7,373
                                           ________    _______    ________  ________
                                             86,929     80,131     174,745   160,973
                                           ________    _______    ________  ________
      Income from operations                 13,641     13,588      27,271    26,912

Other income, net                                90        155         353       613
                                           ________    _______    ________  ________
      Income before income taxes and
       cumulative effect of change in
       accounting for income taxes           13,731     13,743      27,624    27,525

Provision for income taxes (Note 2)           5,149      5,162      10,359    10,339
                                           ________    _______    ________  ________
      Income before cumulative effect of
       accounting change                      8,582      8,581      17,265    17,186

Cumulative effect as of August 31, 1993 of
 change in method of accounting for income
 taxes (Note 2)                                 ---        ---         ---     1,563
                                           ________    _______    ________  ________
      Net income                           $  8,582    $ 8,581    $ 17,265   $18,749
                                           ________    _______    ________  ________
Earnings per share:
  Income before cumulative effect of
   accounting change                           $.36       $.33        $.71      $.65

  Cumulative effect of accounting change        ---        ---         ---       .06
                                           ________    _______    ________  ________
  Net income per share                         $.36       $.33        $.71      $.71
                                           ________    _______    ________  ________
Cash dividends per share                      $.165       $.15        $.33      $.30
                                           ________    _______    ________  ________
Average number of
 shares outstanding                          24,132     26,137      24,456    26,485

See accompanying notes.
/TABLE

                            LUBY'S CAFETERIAS, INC.
                            CONDENSED BALANCE SHEETS
                                  (UNAUDITED)
                                              February 28,      August 31,
                                                 1995              1994
                                                 ____              ____
                                                 (Thousands of dollars)
                                     ASSETS
Current assets:
  Cash and cash equivalents                    $  5,889          $ 10,909
  Trade accounts and other receivables              297               275
  Inventories                                     3,816             3,851
  Prepaid expenses                                3,256             2,840
  Deferred income taxes                             392               259
                                               ________          ________
    Total current assets                         13,650            18,134

Investments and other assets - at cost           16,675            13,702
Property, plant, and equipment - at cost, net   262,910           257,832
                                               ________          ________
                                               $293,235          $289,668
                                               ________          ________

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Short-term borrowings (Note 3)               $ 49,000          $ 17,000
  Accounts payable - trade                       11,161            10,341
  Dividends payable                               3,906             4,144
  Accrued expenses and other liabilities         18,221            21,927
  Income taxes payable                            2,488             2,950
                                               ________          ________
    Total current liabilities                    84,776            56,362

Deferred income taxes and other credits          19,812            19,780

Shareholders' equity:
  Common stock                                    8,769             8,769
  Paid-in capital                                26,945            26,945
  Retained earnings                             237,360           229,014
  Less cost of treasury stock                   (84,427)          (51,202)
                                               ________          ________
    Total shareholders' equity                  188,647           213,526
                                               ________          ________
                                               $293,235          $289,668
                                               ________          ________
See accompanying notes.
/TABLE


                            LUBY'S CAFETERIAS, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                           Six Months Ended
                                                             February 28,
                                                           1995        1994
                                                           ____        ____
                                                        (Thousands of dollars)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                             $17,265      $18,749
  Adjustments to reconcile net income to net
   cash provided by operating activities:
      Depreciation and amortization                        8,120        7,776
      Cumulative effect of accounting change                 ---       (1,563)
      Decrease in accrued expenses and other liabilities  (3,593)      (7,796)
      Other                                               (2,754)       1,979
                                                         _______      _______
        Net cash provided by operating activities         19,038       19,145

CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from disposal of land held for future use         495          270
  Purchases of land held for future use                   (4,808)        (762)
  Purchases of property, plant, and equipment            (10,904)     (10,094)
                                                         _______      _______
        Net cash used in investing activities            (15,217)     (10,586)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of common stock under
   employee benefit plans                                  2,892        2,505
  Net proceeds from short-term borrowings                 32,000        6,000
  Purchases of treasury stock                            (35,566)     (34,681)
  Dividends paid                                          (8,167)      (8,042)
                                                         _______      _______
        Net cash used in financing activities             (8,841)     (34,218)
                                                         _______      _______
Net decrease in cash and cash equivalents                 (5,020)     (25,659)
Cash and cash equivalents at beginning of period          10,909       34,305
                                                         _______      _______
Cash and cash equivalents at end of period               $ 5,889      $ 8,646
                                                         _______      _______
See accompanying notes.
/TABLE

                             LUBY'S CAFETERIAS, INC.
                        STATEMENTS OF SHAREHOLDERS' EQUITY
               For the Six Months Ended February 28, 1995 and 1994

                                   (UNAUDITED)

                                                                               Total
                                     Common Stock       Paid-in    Retained Shareholders'
                                   Issued   Treasury    Capital    Earnings   Equity
                                   ______   ________    _______    ________  _________
                                                   (Thousands of dollars)
Balance at August 31, 1993         $8,769    $(3,072)   $27,037    $206,214   $238,948

  Net income for the period           ---        ---        ---      18,749     18,749

  Common stock issued under
   employee benefit plans, net
   of shares tendered in partial
   payment                            ---      3,192        (92)       (595)     2,505

  Cash dividends                      ---        ---        ---      (7,832)    (7,832)

  Purchases of treasury stock         ---    (34,681)       ---         ---    (34,681)
                                   ______   ________    _______    ________   ________

Balance at February 28, 1994       $8,769   $(34,561)   $26,945    $216,536   $217,689
                                   ______   ________    _______    ________   ________


Balance at August 31, 1994         $8,769   $(51,202)   $26,945    $229,014   $213,526

  Net income for the period           ---        ---        ---      17,265     17,265

  Common stock issued under
   employee benefit plans, net
   of shares tendered in partial
   payment                            ---      3,994        ---        (990)     3,004

  Cash dividends                      ---        ---        ---      (7,929)    (7,929)

  Purchases of treasury stock         ---    (37,219)       ---         ---    (37,219)
                                   ______   ________    _______    ________   ________

Balance at February 28, 1995       $8,769   $(84,427)   $26,945    $237,360   $188,647
                                   ______   ________    _______    ________   ________

See accompanying notes.
/TABLE

                            LUBY'S CAFETERIAS, INC.
                         NOTES TO FINANCIAL STATEMENTS
                               February 28, 1995

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

         As permitted by Statement 109, the Company has elected not to restate the financial statements of any prior years. The effect of the change on pretax income from continuing operations for the six month period ended February 28, 1994 was not material; however, the cumulative effect of the change increased net income by $1,563,000, or $.06 per share.

Note 3: At February 28, 1995, the Company has outstanding $49,000,000 under a $65,000,000 line of credit agreement which expires in September 1995. The current borrowings bear interest at 6.46% and mature on March 15, 1995.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.


Liquidity and Capital Resources
_______________________________

Cash and cash equivalents decreased by $5,020,000 from the end of the preceding fiscal year to February 28, 1995. All capital expenditures for fiscal 1995 are being funded from cash flows from operations, cash equivalents, and short-term borrowings. Capital expenditures for the six months ended February 28, 1995, were $15,712,000. As of February 28, 1995, the Company owned 20 undeveloped land sites and six land sites on which cafeterias are under construction.

During the six months ended February 28, 1995, the Company purchased 1,623,900 shares of its common stock at a cost of $37,219,000, which are being held as treasury stock. To complete this purchase and fund capital expenditures, the Company required external financing and borrowed funds under a $65,000,000 line of credit agreement. At February 28, 1995, the amount outstanding under this line of credit was $49,000,000.

Results of Operations
_____________________

Quarter ended February 28, 1995 compared to the quarter ended February 28,
1994.
__________________________________________________________________________

Sales increased $6,851,000, or 7.3%, due to the addition of four new cafeterias in fiscal 1995 and eight in fiscal 1994, and due to an increase in average sales volume at cafeterias opened over one year.

Cost of food increased $1,155,000, or 4.9%, due primarily to the increase in sales and was offset by improved margins from the price increase on the Lu Ann platter, which took effect on December 1, 1994. Payroll and related costs increased $2,065,000, or 8.1%, due primarily to the increase in sales and higher wage costs associated with increased expansion over the prior period. Occupancy and other operating expenses increased $2,593,000, or 9.5%, due primarily to the increase in sales, higher advertising expenditures, higher uniform replacement costs, and higher managers' salaries, which are based on the profitability of the cafeterias. General and administrative expenses increased $985,000, or 25.9%, due to the higher Company contribution to the profit sharing and retirement plan as determined by the plan's provisions.

The provision for income taxes remained stable based on the minimal change in operating income. The effective income tax rate decreased slightly from 37.6% to 37.5%.

Six months ended February 28, 1995 compared to the six months ended February 28, 1994.
____________________________________________________________________

Sales increased $14,131,000, or 7.5%, due primarily to the addition of four new cafeterias in fiscal 1995 and eight in fiscal 1994, and due to an increase in average sales volume at cafeterias opened over one year.

Cost of food increased $2,468,000, or 5.2%, due primarily to the increase in sales and was offset by improved margins from the Lu Ann price increase and an overall favorable food cost environment. Payroll and related costs increased $3,868,000, or 7.5%, due primarily to the increase in sales and higher wage costs associated with increased expansion over the prior period. Occupancy and other operating expenses increased $5,259,000, or 9.6%, due primarily to the increase in sales, higher advertising expenditures, higher uniform replacement costs, and higher managers' salaries, which are based on the profitability of the cafeterias. General and administrative expenses increased $2,177,000, or 29.5%, due to the higher Company contribution to the profit sharing and retirement plan as determined by the plan's provisions.

The provision for income taxes increased $20,000, or .2%, due primarily to the increase in operating income. The effective income tax rate decreased slightly from 37.6% to 37.5%.

                          Part II - OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders.

     (a) The 1995 annual meeting of shareholders of Luby's Cafeterias, Inc. was held on January 13, 1995.

     (b) The directors elected at the meeting were Lauro F. Cavazos, John B. Lahourcade, and George H. Wenglein. The other directors whose terms continued after the meeting are John E. Curtis, Jr., Ralph Erben, David B. Daviss, Roger R. Hemminghaus, William E. Robson, Walter J. Salmon, and Joanne Winik.

     (c) The matters voted upon at the meeting were (i) the election of three directors to serve until the 1998 annual meeting of shareholders,
          (ii) a proposed Nonemployee Director Stock Option Plan, and (iii) the approval of the appointment of Ernst & Young as auditors for the 1995 fiscal year.

     (d) With respect to the election of directors, the results of the voting were:

                               Shares Voted           Shares          Broker
          Nominee                   For             Abstained         Nonvotes
          Lauro F. Cavazos      20,012,207           538,830            -0-
          John B. Lahourcade    20,487,389            63,648            -0-
          George H. Wenglein    20,493,691            57,346            -0-

     (e) With respect to the proposed Nonemployee Director Stock Option Plan, the results of the voting were:

          Shares voted "for"      17,563,273
          Shares voted "against"   2,553,057
          Shares abstaining          434,707
          Broker nonvotes                -0-

     (f) With respect to approval of the appointment of auditors, the results of the voting were:

          Shares voted "for"      20,488,621
          Shares voted "against"      29,893
          Shares abstaining           32,523
          Broker nonvotes                -0-

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

             4(d) Amendment No. 2 dated February 7, 1995, to Rights Agreement dated April 16, 1991.

             4(e) Promissory Note (Loan Agreement) dated February 15, 1995, in favor of NationsBank of Texas, N.A., in the maximum amount of $65,000,000.

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

            10(g) Nonemployee Director Deferred Compensation Plan of Luby's Cafeterias, Inc. adopted October 27, 1994 (filed as Exhibit 10(g) to the Company's Quarterly Report on Form 10-Q for the quarter ended November 30, 1994, and incorporated herein by reference).

            10(h) Nonemployee Director Stock Option Plan of Luby's Cafeterias, Inc. approved by the shareholders on January 13, 1995.

            11     Statement re computation of per share earnings.


         (b) Reports on Form 8-K

             No reports on Form 8-K have been filed during the quarter for whicht this report is filed.


                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                 LUBY'S CAFETERIAS, INC.
                                                 (Registrant)


                                             By:  Ralph Erben
                                                  __________________________
                                                  Ralph Erben
                                                  President
                                                  Chief Executive Officer



                                             By:  John E. Curtis, Jr.
                                                  __________________________
                                                  John E. Curtis, Jr.
                                                  Executive Vice President
                                                  Chief Financial Officer



Dated:  April 10, 1995
                                EXHIBIT INDEX


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

  4(d)      Amendment No. 2 dated February 7, 1995, to Rights
            Agreement dated April 16, 1991.

  4(e)      Promissory Note (Loan Ageement) dated February 15,
            1995, in favor of NationsBank of Texas, N.A., in the maximum amount of $65,000,000.

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

 10(g) Nonemployee Director Deferred Compensation Plan of Luby's Cafeterias, Inc. adopted October 27, 1994 (filed as
            Exhibit 10(g) to the Company's Quarterly Report on
            Form 10-Q for the quarter ended November 30, 1994, and incorporated herein by reference).

 10(h)      Nonemployee Director Stock Option Plan of Luby's
            Cafeterias, Inc. approved by the shareholders on January 13, 1995.

 11         Statement re computation of per share earnings.