Form 10-Q
period 1995-05-31
LUBYS CAFETERIAS INC
filed 1995-07-10
CIK 16099

FORM 10-Q

                    SECURITIES AND EXCHANGE COMMISSION

                          Washington, D. C. 20549

(Mark One)

[x]    QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 1995

                                    OR

[ ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                   SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________ to_______________

Commission file number:  1-8308

                           LUBY'S CAFETERIAS, INC.
_____________________________________________________________________________

           (Exact name of registrant as specified in its charter)

       Delaware                                          74-1335253
____________________________                    _____________________________
(State or other jurisdiction of                      (I.R.S. Employer
incorporation or organization)                      Identification No.)

                 2211 Northeast Loop 410, P. O. Box 33069
                                 San Antonio, Texas               78265-3069
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

        Common Stock:  23,310,232 shares outstanding as of May 31, 1995
                       (exclusive of 4,092,835 treasury shares)
                             Part I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

                             LUBY'S CAFETERIAS, INC.
                              STATEMENTS OF INCOME

                                   (UNAUDITED)
                                           Three Months Ended       Nine Months Ended
                                                 May 31,                 May 31,
                                               1995        1994         1995     1994
                                               ____        ____         ____     ____
                                              (Amounts in thousands except per share data)
Sales                                         $106,899   $101,060     $308,915 $288,945

Costs and expenses:
  Cost of food                                  26,661     25,404       76,642   72,917
  Payroll and related costs                     28,715     25,986       83,943   77,346
  Occupancy and other operating expenses        31,488     29,161       91,474   83,888
  General and administrative expenses            4,278      4,179       13,828   11,552
                                              ________   ________     ________ ________
                                                91,142     84,730      265,887  245,703
                                              ________   ________     ________ ________
      Income from operations                    15,757     16,330       43,028   43,242

Other income (expense), net                        (45)       302          308      915
                                              ________   ________     ________ ________

      Income before income taxes and
       cumulative effect of change in
       accounting for income taxes              15,712     16,632       43,336   44,157

Provision for income taxes (Note 2)              5,805      6,246       16,164   16,585
                                              ________   ________     ________ ________

      Income before cumulative effect of
       accounting change                         9,907     10,386       27,172   27,572

Cumulative effect as of August 31, 1993 of
 change in method of accounting for income
 taxes (Note 2)                                    ---        ---          ---    1,563
                                              ________   ________     ________ ________

      Net income                              $  9,907   $ 10,386     $ 27,172 $ 29,135
                                              ________   ________     ________ ________
Earnings per share:
  Income before cumulative effect of
   accounting change                              $.42       $.40        $1.13    $1.05

  Cumulative effect of accounting change           ---        ---          ---      .06
                                              ________   ________     ________ ________

  Net income per share                            $.42       $.40        $1.13    $1.11
                                              ________   ________     ________ ________

Cash dividends per share                         $.165       $.15        $.495     $.45
                                              ________   ________     ________ ________
Average number of
 shares outstanding                             23,427     25,652       24,109   26,204

See accompanying notes.
/TABLE

                            LUBY'S CAFETERIAS, INC.
                            CONDENSED BALANCE SHEETS
                                  (UNAUDITED)
                                                     May 31,        August 31,
                                                      1995             1994
                                                      ____             ____
                                                      (Thousands of dollars)

                                     ASSETS
Current assets:
  Cash and cash equivalents                         $ 11,264         $ 10,909
  Trade accounts and other receivables                   332              275
  Inventories                                          4,191            3,851
  Prepaid expenses                                     3,157            2,840
  Deferred income taxes                                  591              259
                                                    ________         ________
    Total current assets                              19,535           18,134

Investments and other assets - at cost                14,428           13,702
Property, plant, and equipment - at cost, net        268,754          257,832
                                                    ________         ________

                                                    $302,717         $289,668
                                                    ________         ________


                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Short-term borrowings (Note 3)                    $ 61,000         $ 17,000
  Accounts payable - trade                             8,670           10,341
  Dividends payable                                    3,846            4,144
  Accrued expenses and other liabilities              20,169           21,927
  Income taxes payable                                 2,288            2,950
                                                    ________         ________
    Total current liabilities                         95,973           56,362

Deferred income taxes and other credits               19,734           19,780

Shareholders' equity:
  Common stock                                         8,769            8,769
  Paid-in capital                                     26,945           26,945
  Retained earnings                                  243,344          229,014
  Less cost of treasury stock                        (92,048)         (51,202)
                                                    ________         ________
    Total shareholders' equity                       187,010          213,526
                                                    ________         ________

                                                    $302,717         $289,668
                                                    ________         ________

See accompanying notes.
/TABLE


                            LUBY'S CAFETERIAS, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)


                                                           Nine Months Ended
                                                                May 31,
                                                           1995         1994
                                                           ____         ____
                                                        (Thousands of dollars)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                             $27,172      $29,135
  Adjustments to reconcile net income to net
   cash provided by operating activities:
      Depreciation and amortization                       12,282       11,699
      Cumulative effect of accounting change                 ---       (1,563)
      Decrease in accrued expenses and other liabilities  (1,645)      (7,366)
      Other                                               (3,582)         674
                                                         _______      _______
        Net cash provided by operating activities         34,227       32,579

CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from disposal of land held for future use         495          270
  Proceeds from disposal of property, plant,
   and equipment                                             368          ---
  Purchases of land held for future use                   (5,219)      (2,646)
  Purchases of property, plant, and equipment            (18,678)     (15,842)
                                                         _______      _______
        Net cash used in investing activities            (23,034)     (18,218)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of common stock under
   employee benefit plans                                  3,149        2,505
  Net proceeds from short-term borrowings                 44,000       10,000
  Purchases of treasury stock                            (45,916)     (43,218)
  Dividends paid                                         (12,071)     (11,915)
                                                         _______      _______
        Net cash used in financing activities            (10,838)     (42,628)
                                                         _______      _______
Net increase (decrease) in cash and cash equivalents         355      (28,267)
Cash and cash equivalents at beginning of period          10,909       34,305
                                                         _______      _______
Cash and cash equivalents at end of period               $11,264      $ 6,038
                                                         _______      _______

See accompanying notes.
/TABLE

                             LUBY'S CAFETERIAS, INC.
                        STATEMENTS OF SHAREHOLDERS' EQUITY
                 For the Nine Months Ended May 31, 1995 and 1994

                                   (UNAUDITED)
                                                                             Total
                                   Common Stock      Paid-in     Retained Shareholders'
                                Issued   Treasury    Capital     Earnings    Equity
                                ______   ________    _______     ________  ____________
                                                 (Thousands of dollars)
Balance at August 31, 1993      $8,769   $ (3,072)    $27,037     $206,214   $238,948

  Net income for the period        ---        ---         ---       29,135     29,135

  Common stock issued under
   employee benefit plans, net
   of shares tendered in partial
   payment                         ---      3,333         (92)        (736)     2,505

  Cash dividends                   ---        ---         ---      (11,648)   (11,648)

  Purchases of treasury stock      ---    (43,776)        ---          ---    (43,776)
                                ______   ________     _______     ________   ________
Balance at May 31, 1994         $8,769   $(43,515)    $26,945     $222,965   $215,164
                                ______   ________     _______     ________   ________

Balance at August 31, 1994      $8,769   $(51,202)    $26,945     $229,014   $213,526

  Net income for the period        ---        ---         ---       27,172     27,172

  Common stock issued under
   employee benefit plans, net
   of shares tendered in partial
   payment                         ---      4,330         ---       (1,069)     3,261

  Cash dividends                   ---        ---         ---      (11,773)   (11,773)

  Purchases of treasury stock      ---    (45,176)        ---          ---    (45,176)
                                ______   ________     _______     ________   ________
Balance at May 31, 1995         $8,769   $(92,048)    $26,945     $243,344   $187,010
                                ______   ________     _______     ________   ________

See accompanying notes.
/TABLE

                            LUBY'S CAFETERIAS, INC.
                         NOTES TO FINANCIAL STATEMENTS
                                  May 31, 1995

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

         As permitted by Statement 109, the Company has elected not to restate the financial statements of any prior years. The effect of the change on pretax income from continuing operations for the nine month period ended May 31, 1995, was not material; however, the cumulative effect of the change increased net income by $1,563,000, or $.06 per share.

Note 3: At May 31, 1995, the Company has outstanding $61,000,000 under a $65,000,000 line of credit agreement which expires in September 1995. The current borrowings bear interest at 6.44% and mature on June 14, 1995.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources
_______________________________

Cash and cash equivalents increased by $355,000 from the end of the preceding fiscal year to May 31, 1995. All capital expenditures for fiscal 1995 are being funded from cash flows from operations, cash equivalents, and short-term borrowings. Capital expenditures for the nine months ended May 31, 1995, were $23,897,000. As of May 31, 1995, the Company owned 17 undeveloped land sites and five land sites on which cafeterias are under construction.
Although the Company planned to complete thirteen new cafeterias in fiscal year 1995, weather and other construction delays will allow only eleven to be completed.

During the nine months ended May 31, 1995, the Company purchased 2,000,000 shares of its common stock at a cost of $45,176,000, which completed the stock purchase program in effect. To complete this purchase and fund capital expenditures, the Company required external financing and borrowed funds under a $65,000,000 line of credit agreement. At May 31, 1995, the amount outstanding under this line of credit was $61,000,000.

Results of Operations
_____________________

Quarter ended May 31, 1995 compared to the quarter ended May 31, 1994.
______________________________________________________________________

Sales increased $5,839,000, or 5.8%, due to the addition of eight new cafeterias in fiscal 1995 and eight in fiscal 1994, and due to an increase in average sales volume at cafeterias opened over one year.

Cost of food increased $1,257,000, or 4.9%, due primarily to the increase in sales, and food cost margins improved from the price increase on the Lu Ann Platter, which took effect on December 1, 1994. Payroll and related costs increased $2,729,000, or 10.5%, due primarily to the increase in sales, higher wages for hourly employees in existing cafeterias, and higher wage costs associated with increased expansion over the prior period. Occupancy and other operating expenses increased $2,327,000, or 8.0%, due primarily to the increase in sales, higher advertising expenditures, higher costs for a new uniform program, and higher costs for paper supplies. General and administrative expenses increased $99,000, or 2.4%, due to the higher Company contribution to the profit sharing and retirement plan as determined by the plan's provisions which was offset by lower bonus provisions which are based on earnings and performance factors.

Other income (expense), net, decreased $347,000 due primarily to interest expense incurred in conjunction with borrowings under the line of credit.

The provision for income taxes decreased $441,000, or 7.1%, due in part to lower operating income. Also, the effective income tax rate for the quarter decreased from 37.6% to 36.9% since the estimated annual effective tax rate was lowered slightly from 37.6% to 37.3%.

Nine months ended May 31, 1995 compared to the nine months ended May 31, 1994.
______________________________________________________________________________

Sales increased $19,970,000, or 6.9%, due primarily to the addition of eight new cafeterias in fiscal 1995 and eight in fiscal 1994, and due to an increase in average sales volume at cafeterias opened over one year.

Cost of food increased $3,725,000, or 5.1%, due primarily to the increase in sales. Food cost margins improved from the Lu Ann price increase and an overall favorable food cost environment. Payroll and related costs increased $6,597,000, or 8.5%, due primarily to the increase in sales, higher wages for hourly employees in existing cafeterias, and higher wage costs associated with increased expansion over the prior period. Occupancy and other operating expenses increased $7,586,000, or 9.0%, due primarily to the increase in sales, higher advertising expenditures, higher uniform replacement costs, higher costs for paper supplies, and higher preopening expenses associated with increased expansion over the prior period. General and administrative expenses increased $2,276,000, or 19.7%, due to the higher Company contribution to the profit sharing and retirement plan as determined by the plan's provisions.

Other income (expense), net, decreased $607,000 due primarily to interest expense incurred in conjunction with borrowings under the line of credit.

The provision for income taxes decreased $421,000, or 2.5%, due primarily to the decrease in operating income. The effective income tax rate decreased slightly from 37.6% to 37.3%.
                          Part II - OTHER INFORMATION

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

          3(b) Bylaws of Luby's Cafeterias, Inc., a Delaware corporation, (filed as Exhibit 3(b) to the Company's Quarterly Report on Form 10-Q for the quarter ended November 30, 1991, and incorporated herein by reference).

          4(a) Description of Common Stock Purchase Rights of Luby's Cafeterias, Inc., in Form 8-A (filed April 17, 1991, effective April 26, 1991, File No. 1-8308, and incorporated herein by reference).

          4(b) Amendment No. 1 dated December 19, 1991, to Rights Agreement dated April 16, 1991 (filed as Exhibit 4(b) to the Company's Quarterly Report on Form 10-Q for the quarter ended November 30, 1991, and incorporated herein by reference).

          4(c) Amendment No. 2 dated February 7, 1995, to Rights Agreement dated April 16, 1991 (filed as Exhibit 4(d) to the Company's Quarterly Report on Form 10-Q for the quarter ended February 28, 1995, and incorporated herein by reference).

          4(d) Amendment No. 3 dated May 29, 1995, to Rights Agreement dated April 16, 1991.

          4(e) Promissory Note (Loan Agreement) dated February 15, 1995, in favor of NationsBank of Texas, N.A., in the maximum amount of $65,000,000 (filed as Exhibit 4(e) to the Company's Quarterly Report on Form 10-Q for the quarter ended February 28, 1995, and incorporated herein by reference).

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

         10(h) Nonemployee Director Stock Option Plan of Luby's Cafeterias,
               Inc. approved by the shareholders on January 13, 1995 (filed as Exhibit 10(h) to the Company's Quarterly Report on Form 10-Q for the quarter ended February 28, 1995, and incorporated herein by reference).

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


          LUBY'S CAFETERIAS, INC.
          (Registrant)


          By:  Ralph Erben
               _____________________________
               Ralph Erben
               President
               Chief Executive Officer


          By:  John E. Curtis, Jr.
               _____________________________
               John E. Curtis, Jr.
               Executive Vice President
               Chief Financial Officer



Dated:  July 10, 1995
                                EXHIBIT INDEX


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

  3(b) Bylaws of Luby's Cafeterias, Inc., a Delaware corporation, (filed as Exhibit 3(b) to the Company's Quarterly Report on Form 10-Q for the quarter ended November 30, 1991, and incorporated herein by reference).

  4(a)   Description of Common Stock Purchase Rights of Luby's
         Cafeterias, Inc. in Form 8-A (filed April 17, 1991, effective April 26, 1991, File No. 1-8308, and incorporated herein by reference).

  4(b) Amendment No. 1 dated December 19, 1991, to Rights Agreement dated April 16, 1991 (filed as Exhibit 4(b) to the Company's Quarterly Report on Form 10-Q for the quarter ended November 30, 1991, and incorporated herein by reference).

  4(c)   Amendment No. 2 dated February 7, 1995, to Rights
         Agreement dated April 16, 1991 (filed as Exhibit
         4(d) to the Company's Quarterly Report on Form 10-Q for the quarter ended February 28, 1995, and incorporated herein by reference).

  4(d)   Amendment No. 3 dated May 29, 1995, to Rights
         Agreement dated April 16, 1991.

  4(e) Promissory Note (Loan Agreement) dated February 15, 1995, in favor of NationsBank of Texas, N.A., in the maximum amount of $65,000,000 (filed as Exhibit 4(e) to the Company's Quarterly Report on Form 10-Q for the quarter ended February 28, 1995, and incorporated herein by reference).

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

 10(c) Incentive Bonus Plan of Luby's Cafeterias, Inc. adopted October 19, 1983 (filed as Exhibit 10(e) to the Company's Annual Report on Form 10-K or the fiscal year ended August 31, 1983, and incorporated herein by reference).

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

 10(h) Nonemployee Director Stock Option Plan of Luby's Cafeterias, Inc. approved by the shareholders on January 13, 1995
         (filed as Exhibit 10(h) to the Company's Quarterly Report on Form 10-Q for the quarter ended February 28, 1995, and incorporated herein by reference).

 11      Statement re computation of per share earnings.