Form 10-K
period 1995-08-31
LUBYS CAFETERIAS INC
filed 1995-11-21
CIK 16099

FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C.   20549
(Mark One)

[X]              ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the fiscal year ended August 31, 1995
                                             OR

[ ]            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from _________________ to ______________________

Commission file number:  1-8308

                           LUBY'S CAFETERIAS, INC.
______________________________________________________________________________

             (Exact name of registrant as specified in its charter)

       Delaware                                     74-1335253
_________________________                ___________________________________
 (State of Incorporation)                (I.R.S. Employer Identification No.)

2211 Northeast Loop 410
Post Office Box 33069
San Antonio, Texas  78265-3069                  Area Code 210 654-9000
_______________________________________      _______________________________
(Address of principal executive office)      (Registrant's telephone number)

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the shares of Common Stock of the registrant held by non-affiliates of the registrant as of November 15, 1995, was approximately $484,097,000 (based upon the assumption that directors and officers are the only affiliates).

As of November 15, 1995, there were 23,334,503 shares of the registrant's Common Stock outstanding, exclusive of 4,068,564 treasury shares.

Portions of the following documents are incorporated by reference into the designated parts of this Form 10-K: annual report to shareholders for the fiscal year ended August 31, 1995 (in Part II) and proxy statement relating to 1996 annual meeting of shareholders (in Part III).

Item 1.  Business.

     Luby's Cafeterias, Inc. (the "Company") operates 190 cafeterias under the name "Luby's" located in suburban shopping areas in Arizona, Arkansas, Florida, Kansas, Louisiana, Mississippi, Missouri, New Mexico, Oklahoma, Tennessee, and Texas. Of the 190 cafeterias operated by the Company, 110 are at locations owned by the Company and 80 are on leased premises.

     Luby's Cafeterias, Inc. was originally incorporated in Texas in 1959 and was reincorporated in Delaware on December 31, 1991. The Company's executive offices are at 2211 Northeast Loop 410, P. O. Box 33069, San Antonio, Texas 78265-3069.

Marketing

     The Company's product strategy is to provide a wide variety of freshly-prepared foods in an attractive and informal environment. The Company's research has shown that its products appeal to a broad range of value-oriented consumers with particular success among senior citizens, families with children, shoppers, and business people looking for a quick, healthy meal at a reasonable price.

     Prior to 1991 the Company relied primarily on customers' word-of-mouth recommendations and community relations activities to promote its business, spending approximately .5% of sales annually on these efforts. In 1991 the Company began developing a new marketing program. Based on favorable results of radio and television advertising tests, the marketing budget increased to approximately two percent of sales for fiscal 1995. The Company intends to continue expending the majority of the marketing budget on television and radio advertising, as well as supporting the increased local marketing activities of the individual cafeterias.

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

     The Company's cafeterias cater primarily to shoppers and office or store personnel for lunch and to families for dinner. The Company's cafeterias are open for lunch and dinner seven days a week. All of the cafeterias sell take-out orders, and most of them have separate food to go entrances. Take-out orders accounted for approximately ten percent of sales in fiscal 1995.

     Each cafeteria is operated as a separate unit under the control of a manager who has responsibility for day-to-day operations, including food purchasing, menu planning, and personnel employment and supervision. Each cafeteria manager is compensated on the basis of his or her cafeteria's profits. Management believes that granting broad authority to its cafeteria managers and compensating them on the basis of their performance are significant factors in the profitability of its cafeterias. Of the 190 cafeteria managers employed by the Company, 156 have been with the Company for more than ten years. Currently, an individual is employed for a period of seven to ten years before he or she is considered qualified to become a cafeteria manager.

     Each cafeteria cooks or prepares substantially all of the food served, including breads and pastries. The cafeterias prepare food from the same recipes, with minor variations to suit local tastes, although menus are not uniform in all of the Company's cafeterias on any particular day. Menus are prepared to reflect local and seasonal food preferences and to take advantage of any special food purchasing opportunities. Substantially all of the food served by each cafeteria is purchased from local suppliers. None of the cafeterias are dependent upon any one supplier, and the Company believes that alternative sources of supply are readily available.

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

     The Company conducts a training program comprised of both on-the-job training and classroom instruction in its training facilities in San Antonio. The training program is approximately four months in duration. Management personnel receive one week of classroom instruction and spend the remaining time on practical training in operating cafeterias. In order to draw management trainees from regional talent pools, the Company has set up satellite training schools in several key cafeterias to make on-the-job training more accessible on a local level.

     As of August 31, 1995, the Company had approximately 10,950 employees, consisting of 10,243 nonmanagement cafeteria personnel; 585 cafeteria managers, associate managers, and assistant managers; and 122 executive, administrative, and clerical personnel. Employee relations are considered to be good, and the Company has never had a strike or work stoppage.

Expansion

     During the fiscal year ended August 31, 1995, the Company relocated one cafeteria in Beaumont, Texas, and opened 11 new cafeterias in North Little Rock, Arkansas; Mission, Kansas; Hattiesburg, Mississippi; Kansas City, Missouri; Nashville and Oak Ridge, Tennessee; and Fort Worth, Houston, Plano, San Antonio, and Weslaco, Texas. Since August 31, 1995, the Company has opened four new cafeterias in Surprise, Arizona; and Corpus Christi, Houston, and Tomball, Texas. Since August 31, 1995, the Company has closed a cafeteria located on leased premises in El Paso, Texas.

     Eight new cafeterias are under construction in Arlington, Dallas, Fort Worth, Houston, and Kerrville, Texas. During fiscal 1996 the Company expects to open 16 to 18 new cafeterias.

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

     The costs of opening new cafeterias vary widely, depending on whether the facilities are to be leased or owned, and if owned, on site acquisition and construction costs. The Company estimates that in recent years it has cost $2,300,000 to $2,600,000 to construct, equip, and furnish a new cafeteria in a freestanding building under normal conditions, including land acquisition costs. The approximate cost to finish out, equip, and furnish a new cafeteria in a leased facility has ranged from $1,100,000 to $1,300,000. During fiscal 1994 and 1995 a new building prototype has been utilized to reduce the initial investment in a typical new location.

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

Competition and Other Factors

     The food service business is highly competitive, and there are numerous restaurants and other food service operations in each of the markets where the Company operates. The quality of the food served, in relation to its price, and public reputation are important factors in food service competition. Neither the Company nor any of its competitors has a significant share of the total market in any area in which the Company competes. The Company believes that its principal competitors are conventional restaurants and other cafeterias.

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

Item 2.  Properties.

     The Company owns the underlying land and buildings in which 110 of its cafeterias are located. In addition, the Company owns several cafeteria sites being held for future development.

     Of the 190 cafeterias operated by the Company, 80 are at locations held under leases, including 48 in regional shopping malls. Most of the leases provide for a combination of fixed-dollar and percentage rentals. Most of the leases require the lessee to pay additional amounts related to property taxes, hazard insurance, and maintenance of common areas.

     See Notes 4 and 7 of Notes to Financial Statements for information concerning the Company's lease rental expenses, lease commitments, and construction commitments. Of the 80 cafeteria leases, the current terms of 20 expire from 1996 to 2000, 21 from 2001 to 2005, and 39 thereafter. Sixty-two of the leases can be extended beyond their current terms at the Company's option.

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

     The 190 cafeterias operated by the Company are located as follows (locations are in Texas except as otherwise indicated):

                            Number                                Number
Location                   of Units      Location                 of Units

Abilene                       1          Lubbock                       1
Albuquerque, New Mexico       2          Lufkin                        1
Amarillo                      2          McAllen                       2
Arlington                     2          Memphis, Tennessee            3
Austin                        6          Mesa, Arizona                 2
Bartlesville, Oklahoma        1          Mesquite                      1
Baytown                       1          Midland                       1
Beaumont                      1          Mission, Kansas               1
Bedford                       1          Mission, Texas                1
Bellmead                      1          Morristown, Tennessee         1
Bossier City, Louisiana       1          Murfreesboro, Tennessee       1
Broken Arrow, Oklahoma        1          Muskogee, Oklahoma            1
Brownsville                   2          Nashville, Tennessee          2
Bryan/College Station         1          New Braunfels                 1
Carrollton                    1          North Little Rock, Arkansas   1
Chandler, Arizona             1          Oak Ridge, Tennessee          1
Clearwater, Florida           1          Odessa                        1
Conroe                        1          Oklahoma City, Oklahoma       3
Corpus Christi                3          Pasadena                      1
Dallas                        8          Pharr                         1
Deer Park                     1          Phoenix, Arizona              4
Denton                        1          Pinellas Park, Florida        1
DeSoto                        1          Plano                         2
Duncanville                   1          Port Arthur                   2
El Paso                       5          Richardson                    1
Fayetteville, Arkansas        1          Round Rock                    1
Fort Smith, Arkansas          1          San Angelo                    1
Fort Worth                    7          San Antonio                  19
Franklin, Tennessee           1          San Marcos                    1
Galveston                     1          Santa Fe, New Mexico          1
Garland                       1          Scottsdale, Arizona           1
Glendale, Arizona             1          Sebring, Florida              1
Grand Prairie                 1          Shawnee, Oklahoma             1
Grapevine                     1          Sherman                       1
Harlingen                     2          Shreveport, Louisiana         1
Hattiesburg, Mississippi      1          Stafford                      1
Houston                      27          Sugar Land                    1
Humble                        1          Surprise, Arizona             1
Independence, Missouri        1          Tampa, Florida                2
Irving/Las Colinas            1          Temple                        1
Kansas City, Missouri         2          Texarkana                     1
Killeen                       1          The Woodlands                 1
Kingwood                      1          Tomball                       1
Lake Jackson                  1          Topeka, Kansas                1
Laredo                        1          Tucson, Arizona               2
Las Cruces, New Mexico        1          Tulsa, Oklahoma               2
Leavenworth, Kansas           1          Tyler                         2
Lewisville                    1          Victoria                      1
Little Rock, Arkansas         1          Waco                          1
Longview                      1          Weslaco                       1

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

Item 4.  Submission of Matters to a Vote of Security Holders.

     No matter was submitted during the fourth quarter of the fiscal year ended August 31, 1995, to a vote of security holders of the Company.

Item 4A.  Executive Officers of the Registrant.

     Certain information is set forth below concerning the executive officers of the Company, each of whom has been elected to serve until the 1996 annual meeting of shareholders and until his successor is duly elected and qualified.

                          Served as
                           Officer       Positions with Company and
Name                        Since    Principal Occupation Last Five Years  Age
________________________  ________   ____________________________________  ___

John B. Lahourcade         1969       Chairman of the Board, Chairman of    71
                                      the Executive Committee, and
                                      Director; Chief Executive Officer
                                      1984-1990.

Ralph Erben                1978       President, Chief Executive Officer    64
                                      (since 1990), member of the
                                      Executive Committee, and Director;
                                      Chief Operating Officer 1988-1990.

John E. Curtis, Jr.        1982       Executive Vice President, Chief       48
                                      Financial Officer, and Director
                                      (since 1991); Senior Vice President
                                      and Chief Financial Officer 1988-
                                      1995; Treasurer 1990-1995.

William E. Robson          1982       Executive Vice President-Operations   54
                                      and Director (since 1993); Senior
                                      Vice President-Operations 1992-1995;
                                      Senior Vice President-Operations
                                      Development prior to 1992.

Clyde C. Hays III          1985       Vice President-Operations (since      44
                                      1993); Area Vice President prior
                                      to 1993.

Jimmy W. Woliver           1984       Vice President-Operations.            58

Ronald E. Riemenschneider  1990       Vice President and Treasurer (since   37
                                      1995); Controller 1990-1995.

James R. Hale              1980       Secretary; Member of law firm of      66
                                      Cauthorn Hale Hornberger Fuller
                                      Sheehan & Becker Incorporated
                                      since 1992; member of law firm of
                                      Cox & Smith Incorporated prior
                                      to 1992.

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

      Fiscal Quarters                              Quarterly
      Ended                High        Low      Cash Dividend
      _________________   ______      ______    ______________

      November 30, 1993   $25.75      $20.88         $.15
      February 28, 1994    23.88       21.50          .15
      May 31, 1994         24.63       22.50          .15
      August 31, 1994      24.13       22.13          .165
      November 30, 1994    24.63       22.00          .165
      February 28, 1995    23.25       22.00          .165
      May 31, 1995         22.88       18.50          .165
      August 31, 1995      21.25       19.25          .18

    As of September 8, 1995, there were approximately 4,604 record holders of the Company's common stock.

Item 6.  Selected Financial Data.

Five Year Summary of Operations
(Thousands of dollars except per share data)
Years ended August 31,
                                    1995       1994       1993       1992      1991
                                  ________   ________   ________   ________  ________

Sales                             $419,024   $390,692   $367,757   $346,359  $328,236

Costs and expenses:
 Cost of food                      103,611     98,223     92,957     86,507    83,273
 Payroll and related costs         113,952    104,543     99,233     95,963    90,612
 Occupancy and other operating
  expenses                         123,907    113,546    104,958     99,590    90,746
 General and administrative
  expenses                          18,672     15,330     15,967     15,101    16,348
                                  ________   ________   ________   ________  ________
                                   360,142    331,642    313,115    297,161   280,979

      Income from operations        58,882     59,050     54,642     49,198    47,257

Other income (expenses):
 Interest expense                   (1,749)         -          -          -         -
 Interest and other                  1,805      1,385      1,574      1,319     1,591
                                  ________   ________   ________   ________  ________
                                        56      1,385      1,574      1,319     1,591
                                  ________   ________   ________   ________  ________
      Income before income taxes
       and accounting change        58,938     60,435     56,216     50,517    48,848

Provision for income taxes          21,923     22,663     20,687     17,924    16,502
                                  ________   ________   ________   ________  ________
      Income before accounting
       change                       37,015     37,772     35,529     32,593    32,346

Cumulative effect of change in
 accounting for income taxes             -      1,563          -          -         -
                                  ________   ________   ________   ________  ________
      Net income (a)              $ 37,015   $ 39,335   $ 35,529   $ 32,593  $ 32,346

Income per share before accounting
 change                           $   1.55   $   1.45   $   1.31   $   1.19  $   1.18

Net income per common share       $   1.55   $   1.51   $   1.31   $   1.19  $   1.18

Cash dividend declared per common
 share                            $    .68   $    .62   $    .56   $    .51  $    .47

At year-end:
 Total assets                     $312,380   $289,668   $302,099   $276,319  $260,704
 Long-term debt                   $      -   $      -   $      -   $  1,384  $  1,851
Number of cafeterias                   187        176        168        162       150

(a) Net income in 1994 includes the cumulative effect of change in accounting for income taxes of $1,563, or $.06 per share.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

     During the last three years the Company has financed all capital expenditures from internally-generated funds, cash equivalents, and short-term borrowings. Capital expenditures for fiscal 1995 were $37,246,000, a 25% increase from fiscal 1994. This increase in capital expenditures resulted in part from the opening of 11 new cafeterias in fiscal 1995 as compared to eight in fiscal 1994. The Company also purchased ten sites as land held for future use compared to five land sites purchased during fiscal 1994.

     Capital commitments budgeted for fiscal 1996 include the opening of 16 to 18 new cafeterias: 12 to 13 on sites owned by the Company, two on land held under long-term ground leases, and two to three in regional shopping malls.
In addition, an existing unit on leased premises will be relocated to a site owned by the Company. At the end of September 1995 the Company closed one of its El Paso cafeterias which had been in operation since 1951. The age and condition of the downtown location, in addition to the impact of the Mexican peso devaluation, were the key factors in this decision. Therefore, a net increase of 15 to 17 cafeterias is anticipated in fiscal 1996. Construction costs for the new cafeterias are expected to be funded by cash flow from operations, cash currently held in cash equivalent investments, and short-term borrowings. In addition, as of August 31, 1995, the Company owned 13 undeveloped cafeteria sites, and several land site acquisitions were in varying stages of negotiation.

     The Company generated cash from operations of $56,398,000 in fiscal 1995. The Company had a balance of $57,000,000 outstanding at August 31, 1995, under a $100,000,000 line-of-credit agreement with a bank. At August 31, 1995, the Company had a working capital deficit of $79,316,000 which compares to the prior year's working capital deficit of $38,228,000. The working capital position declined during fiscal 1995 due primarily to the $40,000,000 increase in short-term borrowings under the line of credit to fund capital expenditures and treasury stock purchases.

     During fiscal 1995 the Company purchased 2,000,000 shares of its common stock at a cost of $45,176,000, which are being held as treasury stock.

     The Company believes that funds generated from operations and short-term or long-term financing from external sources, which can be obtained on terms acceptable to the Company, are adequate for its foreseeable needs.

Results of Operations

Fiscal 1995 Compared to Fiscal 1994

     Sales increased $28,332,000, or 7%, due in part to the addition of 11 new cafeterias in fiscal 1995 and eight cafeterias in fiscal 1994. The average sales volume of cafeterias opened over one year increased to $2,321,000 in fiscal 1995 from $2,287,000 in fiscal 1994. The increase resulted from the implementation of new marketing programs and from higher average tray prices over the prior year.

     Cost of food increased $5,388,000, or 5%, due primarily to the increase in sales. Food cost margins improved from the price increase on the Lu Ann Platter, which took effect on December 1, 1994, and an additional price increase on selected individual items effective June 10, 1995. Payroll and related costs increased $9,409,000, or 9%, due primarily to the increase in sales, higher wages for hourly employees in existing cafeterias, and higher wage costs associated with increased expansion over the prior year. As the expansion rate increases for fiscal 1996, the Company anticipates that payroll and related costs will increase as a percentage of sales over fiscal 1995. Occupancy and other operating expenses increased $10,361,000, or 9%, due primarily to the increase in sales, the opening of 11 new cafeterias, higher advertising expenditures, higher costs for a new uniform program, and higher costs for paper supplies. For fiscal 1996 the Company plans to maintain the budget for advertising expense at 2% of sales. General and administrative expenses increased $3,342,000, or 22%, due primarily to the higher Company contribution to the profit sharing and retirement plan as determined by the plan's provisions, which increased approximately $3,000,000 over fiscal 1994. The Company expects the contribution for fiscal 1996 to be more comparable to fiscal 1995, increasing only approximately $200,000 over fiscal 1995.

     Interest expense for fiscal 1995 was incurred in conjunction with borrowings under the line-of-credit agreement and is net of $895,000 capitalized on qualifying properties.

     The provision for income taxes decreased $740,000, or 3%, due in part to lower income before income taxes. The Company's effective income tax rate decreased slightly from 37.5% in fiscal 1994 to 37.2% in fiscal 1995.

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

Item 8.  Financial Statements and Supplementary Data.

                         LUBY'S CAFETERIAS, INC.
                          FINANCIAL STATEMENTS

                Years Ended August 31, 1995, 1994, and 1993
                   with Report of Independent Auditors

Report of Independent Auditors

The Board of Directors and Shareholders
Luby's Cafeterias, Inc.

     We have audited the accompanying balance sheets of Luby's Cafeterias, Inc. at August 31, 1995 and 1994, and the related statements of income, shareholders' equity, and cash flows for each of the three years in the period ended August 31, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Luby's Cafeterias, Inc. at August 31, 1995 and 1994, and the results of its operations and its cash flows for each of the three years in the period ended August 31, 1995, in conformity with generally accepted accounting principles.

     As discussed in Note 6 to the financial statements, in 1994 the Company changed its method of accounting for income taxes.

                                               ERNST & YOUNG LLP
San Antonio, Texas
October 3, 1995

                            Luby's Cafeterias, Inc.
                                Balance Sheets

                                                             August 31
                                                        1995          1994
                                                      ________       _______
                                                      (Thousands of Dollars)

Assets
Current assets:
 Cash and cash equivalents                            $ 12,392       $ 10,909
 Trade accounts and other receivables                      311            275
 Food and supply inventories                             4,034          3,851
 Prepaid expenses                                        2,849          2,840
 Deferred income taxes                                     629            259
                                                      ________       ________
Total current assets                                    20,215         18,134


Investments and other assets - at cost:
 Land held for future use                                9,820         10,867
 Other assets                                            3,188          2,835
                                                      ________       ________
Total investments and other assets                      13,008         13,702

Property, plant, and equipment - at cost, less
 accumulated depreciation and amortization
 (Note 2)                                              279,157        257,832
                                                      ________       ________
Total assets                                          $312,380       $289,668
                                                      ________       ________

Liabilities and Shareholders' Equity
Current liabilities:
 Short-term borrowings (Note 3)                       $ 57,000       $ 17 000
 Accounts payable - trade                               10,969         10,341
 Dividends payable                                       4,196          4,144
 Accrued expenses and other liabilities (Note 11)       24,895         21,927
 Income taxes payable                                    2,471          2,950
                                                      ________       ________
Total current liabilities                               99,531         56,362

Deferred income taxes and other credits                 20,145         19,780


Commitments (Notes 4, 5, and 7)                              -              -

Shareholders' equity (Notes 5 and 8):
 Common stock, $.32 par value; authorized
  100,000,000 shares in 1995 and 1994,
  issued 27,403,067 shares in 1995 and 1994              8,769          8,769
 Paid-in capital                                        26,945         26,945
 Retained earnings                                     248,973        229,014
 Less cost of treasury stock, 4,089,935
  shares in 1995 and 2,285,257 shares in
  1994                                                 (91,983)       (51,202)
                                                      ________       ________
Total shareholders' equity                             192,704        213,526
                                                      ________       ________

Total liabilities and shareholders' equity            $312,380       $289,668
                                                      ________       ________

See accompanying notes.

                             Luby's Cafeterias, Inc.
                              Statements of Income

                                              Years Ended August 31
                                         1995          1994            1993
                                       ________       ________       ________
                                  (Thousands of dollars except per share data)

Sales                                  $419,024       $390,692       $367,757

Costs and expenses:
 Cost of food                           103,611         98,223         92,957
 Payroll and related costs              113,952        104,543         99,233
 Occupancy and other operating
  expenses                              123,907        113,546        104,958
 General and administrative expenses     18,672         15,330         15,967
                                       ________       ________       ________
                                        360,142        331,642        313,115
                                       ________       ________       ________
Income from operations                   58,882         59,050         54,642

Interest expense                         (1,749)             -              -

Other income, net                         1,805          1,385          1,574
                                       ________       ________       ________

Income before income taxes and
 cumulative effect of change in method
 of accounting for income taxes          58,938         60,435         56,216

Provision for income taxes (Note 6):
 Current                                 21,750         18,909         20,401
 Deferred                                   173          3,754            286
                                       ________       ________       ________
                                         21,923         22,663         20,687
                                       ________       ________       ________
Income before cumulative effect of
 change in method of accounting for
 income taxes                            37,015         37,772         35,529

Cumulative effect as of August 31,
 1993 of change in method of
 accounting for income taxes (Note 6)         -          1,563              -
                                       ________       ________       ________
Net income                             $ 37,015       $ 39,335       $ 35,529
                                       ________       ________       ________
Earnings per share:
 Income before cumulative effect of
  change in method of accounting for
  income taxes                         $   1.55       $   1.45       $   1.31

 Cumulative effect of change in
  method of accounting for income
  taxes                                       -            .06              -
                                       ________       ________       ________
Net income per share (Note 9)          $   1.55       $   1.51       $   1.31
                                       ________       ________       ________

See accompanying notes.

                               Luby's Cafeterias, Inc.
                         Statements of Shareholders' Equity

                                 Common Stock                                  Total
                           Issued           Treasury      Paid-In   Retained Shareholders'
                       Shares  Amount    Shares   Amount  Capital   Earnings   Equity
__________________________________________________________________________________________
                             (Amounts in thousands except per share data)
Balance at
 August 31, 1992       27,403  $8,769    (270) $ (4,252)  $26,945   $185,789  $217,251
Net income for the
 year                       -       -       -         -         -     35,529    35,529
Common stock issued
 under stock option
 plan, net of shares
 tendered in partial
 payment                    -       -     113     1,605        92         (2)    1,695
Cash dividends,
 $.555 per share            -       -       -         -         -    (15,102)  (15,102)
Purchases of treasury
 stock                      -       -     (19)     (425)        -          -      (425)
                      _______  ______  ______   _______   _______    _______   _______
Balance at
 August 31, 1993       27,403   8,769    (176)   (3,072)   27,037    206,214   238,948
Net income for the
 year                       -       -       -         -         -     39,335    39,335
Common stock issued
 under stock option
 plan, net of shares
 tendered in partial
 payment                    -       -     159     3,360       (92)      (744)    2,524
Cash dividends,
 $.615 per share            -       -       -         -         -    (15,791)  (15,791)
Purchases of treasury
 stock                      -       -  (2,268)  (51,490)        -          -   (51,490)
                      _______  ______  ______   _______   _______    _______   _______
Balance at
 August 31, 1994       27,403   8,769  (2,285)  (51,202)   26,945    229,014   213,526
Net income for the
 year                       -       -       -         -         -     37,015    37,015
Common stock issued
 under employee bene-
 fit plans, net of
 shares tendered in
 partial payment            -       -     195     4,395         -     (1,086)    3,309
Cash dividends,
 $.675 per share            -       -       -         -         -    (15,970)  (15,970)
Purchases of treasury
 stock                      -       -  (2,000)  (45,176)        -          -   (45,176)
                      _______  ______  ______   _______   _______    _______   _______

Balance at
August 31, 1995        27,403  $8,769  (4,090) $(91,983)  $26,945   $248,973  $192,704
                      _______  ______  ______   _______   _______    _______   _______

See accompanying notes.

                             Luby's Cafeterias, Inc.
                            Statements of Cash Flows

                                               Years Ended August 31
                                          1995           1994           1993
                                       ________       ________       ________
                                                (Thousands of dollars)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                             $ 37,015      $ 39,335        $ 35,529
Adjustments to reconcile net income
 to net cash provided by operating
 activities:
  Depreciation and amortization          16,417        15,700          15,415
  Cumulative effect of change in
   method of accounting                       -        (1,563)              -
  (Gain) loss on disposal of land
   held for future use                     (106)           69               -
  (Gain) loss on disposal of
   property, plant, and equipment          (313)           23               -
                                       ________      ________        ________
Cash provided by operating
 activities before changes in
 operating assets and liabilities        53,013        53,564          50,944

Changes in operating assets and
 liabilities:
  (Increase) decrease in trade
   accounts and other receivables           (36)          327            (361)
  (Increase) decrease in food and
   supply inventories                      (183)         (425)            216
  (Increase) in prepaid expenses             (9)         (373)           (214)
  (Increase) in other assets               (353)         (460)           (153)
  Increase (decrease) in accounts
   payable - trade                        1,368           (87)          2,033
  Increase (decrease) in accrued
   expenses and other liabilities         3,082        (4,832)          2,678
  Increase (decrease) in income
   taxes payable                           (479)          157            (210)
  Increase (decrease) in deferred
   income taxes and other credits            (5)        4,275             457
                                        _______      ________        ________
Net cash provided by operating
 activities                              56,398        52,146          55,390

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from disposal of land
 held for future use                        495           955               -
Proceeds from disposal of property,
 plant, and equipment                       474           182             162
Purchases of land held for future use    (7,531)       (3,470)           (512)
Purchases of property, plant, and
 equipment                              (29,715)      (26,252)        (17,771)
                                        _______      ________        ________
Net cash used in investing
 activities                             (36,277)      (28,585)        (18,121)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common
 under stock option plans                 3,196         2,524           1,695
Net proceeds from short-term
 borrowings                              40,000        17,000               -
Principal payments of long-term debt          -             -          (1,847)
Purchases of treasury stock             (45,916)      (50,750)           (425)
Dividends paid                          (15,918)      (15,731)        (14,681)
                                        _______       _______         _______
Net cash used in financing activities   (18,638)      (46,957)        (15,258)
                                        _______       _______         _______
Net increase (decrease) in cash
 and cash equivalents                     1,483       (23,396)         22,011

Cash and cash equivalents at
 beginning of year                       10,909        34,305          12,294
                                       ________      ________        ________
Cash and cash equivalents at end
 of year                               $ 12,392      $ 10,909        $ 34,305

                                       ________      ________        ________
See accompanying notes.

                           Luby's Cafeterias, Inc.
                       Notes to Financial Statements
                      August 31, 1995, 1994, and 1993

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

2.  Property, Plant, and Equipment

     The cost and accumulated depreciation of property, plant, and equipment at August 31, 1995 and 1994, together with the related estimated useful lives used in computing depreciation and amortization, are reflected below:

                                                                Estimated
                                       1995          1994      Useful Lives
                                      ________     ________    _______________
                                     (Thousands of dollars)

Land                                  $ 66,405     $ 58,352           -
Cafeteria equipment and
 furnishings                           106,540       99,867      3 to 10 years
Buildings                              181,389      166,287     20 to 40 years
Leasehold and leasehold
 improvements                           43,752       41,104     Term of leases
Office furniture and equipment           2,271        1,862     5 to 10 years
Transportation equipment                   674          655      5 years
Construction in progress                 9,225        5,899           -
                                      ________     ________

                                       410,256      374,026

Less accumulated depreciation
 and amortization                      131,099      116,194
                                      ________     ________

                                      $279,157     $257,832
                                      ________     ________

     Total interest expense incurred for 1995, 1994, and 1993 was $2,644,000, $288,000, and $327,000, respectively, which approximated the amount paid in each year. In 1994 and 1993, substantially all of these amounts were capitalized on qualifying properties. In 1995, $895,000 was capitalized on qualifying properties.

3.  Debt

     The Company has a $112,000,000 credit facility with a bank. As part of this credit agreement, the Company has a $100,000,000 line-of-credit which expires in December 1995. As of August 31, 1995, the balance outstanding was $57,000,000, and $61,000,000 was the maximum amount outstanding during the period. The average amount outstanding during the year and the weighted average interest rate based on the number of days outstanding were $40,400,000 and 6.4%, respectively.

     The credit facility also provides a maximum commitment for letters of credit of $12,000,000. At August 31, 1995, letters of credit of approximately $10,379,000 have been issued as security for the payment of insurance obligations classified as accrued expenses on the balance sheet.

4.  Leases

     The Company conducts a major part of its operations from facilities which are leased under noncancelable lease agreements. Most of the leases are for periods of ten to 25 years and provide for contingent rentals based on sales in excess of a base amount. Approximately 80% of the leases contain renewal options ranging from five to 30 years.

     Annual future minimum lease payments under noncancelable operating leases as of August 31, 1995, are as follows:
                                                    (Thousands of dollars)
Years ending August 31:
 1996                                                    $    5,687
 1997                                                         5,716
 1998                                                         5,641
 1999                                                         5,584
 2000                                                         5,397
 Thereafter                                                  46,603
                                                         __________
Total minimum lease payments                              $  74,628
                                                         __________

     Total rent expense for operating leases for the years ended August 31, 1995, 1994, and 1993 was as follows:

                                       1995        1994        1993
                                    ________     ________    ________
                                          (Thousands of dollars)

Minimum rentals                     $  5,477     $  5,141    $  4,850
Contingent rentals                     1,229        1,436       1,380
                                    ________     ________    ________
                                    $  6,706     $  6,577    $  6,230
                                    ________     ________    ________

5.  Employee Benefit Plans and Agreements

Incentive Compensation

     The Company has various incentive compensation plans covering officers and other key employees that are based upon the achievement of specified earnings goals and performance factors. Awards under the plans are payable in cash and/or in shares of common stock. Charges to expense for current and future distributions under the plans amounted to $431,000, $1,481,000, and $1,098,000 in 1995, 1994, and 1993, respectively. No shares of common stock were issued under the plans during the two-year period ended August 31, 1994. During the year ended August 31, 1995, 4,820 shares of common stock were issued under the plans out of treasury stock.

Stock Option Plans

     The Company had an Employee Stock Option Plan for executive and other key salaried employees. Under the terms of the stock option plan, nonqualified options and incentive stock options totaling 225,000 shares of the Company's common stock could be granted at prices not less than 100% of fair market value at date of grant. Options were exercisable for such periods as the Compensation Committee determined, but not for more than ten years from date of grant. All options outstanding under this plan either expired or were exercised as of August 31, 1995.

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

     Following is a summary of activity in the stock option plans for the three years ended August 31, 1995, 1994, and 1993:

                                                  Common
                                Option Price      Shares       Options      Options
                                 Per Share       Reserved    Outstanding  Exercisable
                              ________________   _________   ___________  ___________
Balances - August 31, 1992    $14.83 to $18.09   2,806,413    1,990,967     225,502
Granted                        16.50 to  23.25           -      218,950           -
Became exercisable             15.00 to  17.88           -            -     210,531
Cancelled or expired           15.00 to  23.25           -     (182,029)    (71,880)
Exercised                      14.83 to  17.88    (151,719)    (151,719)   (151,719)
                                                 _________    _________    ________
Balances - August 31, 1993     14.83 to  23.25   2,654,694    1,876,169     212,434
Granted                        21.75 to  21.75           -      370,725           -
Became exercisable             15.00 to  23.25           -            -     246,327
Cancelled or expired           15.00 to  23.25           -     (139,294)    (41,633)
Exercised                      14.83 to  17.88    (191,366)    (191,366)   (191,366)
                                                 _________    _________     _______
Balances - August 31, 1994     15.00 to  23.25   2,463,328    1,916,234     225,762
Granted                        22.75 to  23.75           -      136,100           -
Became exercisable             15.00 to  23.75           -            -     582,379
Cancelled or expired           15.00 to  23.75           -      (95,467)    (43,552)
Exercised                      15.00 to  21.75    (209,753)    (209,753)   (209,753)
                                                 _________    _________    ________
Balances - August 31, 1995    $15.00 to $23.75   2,253,575    1,747,114     554,836
                                                 _________    _________    ________

Deferred Compensation

     Deferred compensation agreements exist for several key management employees, all of whom are officers and/or directors. Under the agreements, the Company is obligated to provide for each such employee or his beneficiaries, during a period of ten years after the employee's death, disability, or retirement, annual benefits ranging from $15,500 to $43,400. The estimated present value of future benefits to be paid is being accrued over the period from the effective date of the agreements until the expected retirement dates of the participants. The net expense incurred for this plan for the years ended August 31, 1995, 1994, and 1993 amounted to $79,000, $78,000, and $76,000, respectively.

Profit Sharing

     The Company has a profit sharing plan and retirement trust covering substantially all employees who have attained the age of 21 years and have completed one year of continuous service. The plan is administered by a corporate trustee, is a "qualified plan" under Section 401(a) of the Internal Revenue Code, and provides for the payment of the employee's vested portion of the plan upon retirement, termination, disability, or death. The plan is funded by contributions of a portion of the net earnings of the Company. The plan provides that for each fiscal year in which the Company's net income (before income taxes and before any contribution to the plan) meets certain minimum standards, the Company is obligated to contribute to the plan, at a minimum, an amount equal to a defined percentage of the participants' compensation. In no event will the required contribution exceed 10% of the Company's income before income taxes and before any contribution to the plan. The Company's annual contribution to the plan amounted to $4,888,000, $1,886,000, and $2,942,000 for 1995, 1994, and 1993, respectively.

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

     As permitted by Statement No. 109, the Company has elected not to restate the financial statements of any prior years. The effect of the change on pretax income from continuing operations for the years ended August 31, 1994 and 1993, was not material; however, the cumulative effect of the change increased net income in fiscal 1994 by $1,563,000, or $.06 per share.

     The tax effect of temporary differences results in deferred income tax assets and liabilities as of August 31 as follows:

                                                    1995          1994
                                                  ________    ___________
                                                   (Thousands of dollars)

Deferred tax liabilities:
   Amortization of capitalized interest            $   522        $   546
   Depreciation and amortization                    17,566         17,263
   Deferred compensation                              (766)          (908)
   Other                                               378            256
                                                   _______        _______
     Total deferred tax liabilites                  17,700         17,157
Deferred tax asset:
   Workers' compensation insurance                     629            259
                                                   _______        _______
Net deferred tax liabilities                       $17,071        $16,898
                                                   _______        _______

     The components of deferred income tax expense for 1993 as recorded prior to the adoption of Statement No. 109 are as follows:

                                                           1993
                                                          ______
                                                   (Thousands of dollars)

Workers' compensation insurance                          $ (551)
Amortization of capitalized interest                         87
Depreciation and amortization                               554
Deferred compensation                                       (69)
Prepaid expense                                              97
Property taxes                                              158
Other                                                        10
                                                         ______
                                                         $  286
                                                         ______

     The Omnibus Budget Reconciliation Act of 1993 increased the federal tax rate to 35% beginning January 1, 1993. Accordingly, a blend of the old and new rates is used for the tax year ended August 31, 1993. The reconciliation of the provision for income taxes to the expected income tax expense (computed using the statutory tax rate) is as follows:

                              1995              1994               1993
                        Amount      %      Amount     %     Amount      %
                        _______   ____     _______  ____    _______   ____
                     (Thousands of dollars and as a percent of pretax income)

Normally expected
 income tax expense     $20,628   35.0%    $21,152   35.0%   $19,490  34.7%
State income taxes        1,616    2.7       1,625    2.7      1,579   2.8
Jobs tax credits           (151)   (.2)       (260)   (.4)      (392)  (.7)
Other differences          (170)   (.3)        146     .2         10     -
                        _______   ____     _______   ____     ______  ____

                       $ 21,923   37.2%   $ 22,663   37.5%   $20,687  36.8%
                        _______   ____     _______   ____     ______  ____

     Cash payments for income taxes for 1995, 1994, and 1993 were $22,229,000, $18,752,000, and $20,611,000, respectively.

7.  Commitments

     At August 31, 1995, the Company had ten cafeterias under construction. The aggregate unexpended costs under the construction contracts were approximately $7,952,000.

     The Company has unconditionally guaranteed a $2,000,000 loan under a line of credit for an unrelated limited partnership in exchange for advertising rights and a participation in future profits of the venture.

8.  Common Stock

     In 1991 the Board of Directors adopted a Shareholder Rights Plan and declared a dividend of one common stock purchase right for each outstanding share of common stock. The rights are not initially exercisable. The rights may become exercisable under circumstances described in the Plan if any person or group (an Acquiring Person) becomes the beneficial owner of 15% or more of the common stock. Once the rights become exercisable, each right will be exercisable to purchase, for $27.50 (the Purchase Price), one-half of one share of common stock, par value $.32 per share, of the Company. If any person becomes the beneficial owner of 15% or more of the common stock, each right will entitle the holder, other than the Acquiring Person, to purchase for the Purchase Price a number of shares of the Company's common stock having a market value of four times the Purchase Price.

     During fiscal 1995 the Company purchased 2,000,000 shares of its common stock at a cost of $45,176,000, which are being held as treasury stock.

9.  Per Share Information

     The weighted average number of shares used in the net income per share computation was 23,908,087 for 1995, 25,981,840 for 1994, and 27,194,502 for
1993.

10.  Business Segments

     The Company operates exclusively in the domestic cafeteria business.

11.  Accrued Expenses and Other Liabilities

     Accrued expenses and other liabilities at August 31 consisted of:

                                               1995             1994
                                              _______          _______
                                               (Thousands of dollars)

Salaries and bonuses                          $ 7,542          $ 7,866
Rent                                              841              922
Taxes, other than income                        4,886            4,847
Profit sharing plan                             4,888            1,886
Insurance                                       6,417            6,136
Other                                             321              270
                                              _______          _______
                                              $24,895          $21,927
                                              _______          _______

12.  Quarterly Financial Information (Unaudited)

     The following is a summary of quarterly unaudited financial information for 1995 and 1994:
                                           Three Months Ended
                           November 30,  February 28,   May 31,    August 31,
                              1994          1995         1995         1995
                           ________      ________     ________     _________
                             (Thousands of dollars except per share data)

Sales                      $101,446      $100,570     $106,899      $110,109
Gross profit                 48,361        48,446       51,523        53,131
Net income                    8,683         8,582        9,907         9,843
Net income per share            .35           .36          .42           .42

                                           Three Months Ended
                           November 30,  February 28,   May 31,    August 31,
                              1993          1994         1994         1994
                           ________      ________     ________     _________
                             (Thousands of dollars except per share data)

Sales                       $94,166       $93,719     $101,060      $101,747
Gross profit                 44,197        44,815       49,670        49,244
Income before
 cumulative effect of
 change in method of
 accounting (a)               8,605         8,581       10,386        10,200
Net income                   10,168         8,581       10,386        10,200
Income per share
 before cumulative effect
 of change in method of
 accounting (a)                 .32           .33          .40           .40
Net income per share            .38           .33          .40           .40

(a) See Note 6 for information on the cumulative effect of the change in method of accounting.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

     Not applicable.
                                    PART III

Item 10. Directors and Executive Officers of the Registrant.

     There is incorporated in this Item 10 by reference that portion of the Company's definitive proxy statement for the 1996 annual meeting of shareholders appearing therein under the captions "Election of Directors" and "Information Concerning Directors and Executive Officers." See also the information in Item 4A of Part I of this Report.

Item 11. Executive Compensation.

     There is incorporated in this Item 11 by reference that portion of the Company's definitive proxy statement for the 1996 annual meeting of shareholders appearing therein under the caption "Executive Compensation."

Item 12. Security Ownership of Certain Beneficial Owners and
         Management.

     There is incorporated in this Item 12 by reference that portion of the Company's definitive proxy statement for the 1996 annual meeting of shareholders appearing therein under the captions
"Principal Shareholders" and "Management Shareholders."

Item 13. Certain Relationships and Related Transactions.

     There is incorporated in this Item 13 by reference that portion of the Company's definitive proxy statement for the 1996 annual meeting of shareholders appearing therein under the caption "Certain Relationships and Related Transactions."

                                  PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

     (a) Documents.

     1. Financial Statements

     The following financial statements are filed as part of this Report:

     Balance sheets at August 31, 1995 and 1994

     Statements of income for each of the three years in the period ended August 31, 1995

     Statements of shareholders' equity for each of the three years in the period ended August 31, 1995

     Statements of cash flows for each of the three years in the period ended August 31, 1995

     Notes to financial statements

     Report of independent auditors

     2. Financial Statement Schedules

     All schedules are omitted since the required information is not present or is not present in amounts sufficient to require submission of the schedule or because the information required is included in the financial statements and notes thereto.

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

     3(a)  -  Certificate of Incorporation of Luby's Cafeterias, Inc., a
              Delaware corporation, as in effect February 28, 1994 (filed as Exhibit 3(a) to the Company's Quarterly Report on Form 10-Q for the quarter ended February 28, 1994, and incorporated herein by reference).

     3(b) - Bylaws of Luby's Cafeterias, Inc., a Delaware corporation (filed as Exhibit 3(b) to the Company's Quarterly Report on Form 10-Q for the quarter ended November 30, 1991, and incorporated herein by reference).

     4(a)  -  Description of Common Stock Purchase Rights of Luby's
              Cafeterias, Inc., in Form 8-A (filed April 17, 1991, effective April 26, 1991, File No. 1-8308, and incorporated herein by reference).

     4(b) - Amendment No. 1 dated December 19, 1991, to Rights Agreement dated April 16, 1991 (filed as Exhibit 4(b) to the Company's Quarterly Report on Form 10-Q for the quarter ended November 30, 1991, and incorporated herein by reference).

     4(c) Amendment No. 2 dated February 7, 1995, to Rights Agreement dated April 16, 1991 (filed as Exhibit 4(d) to the Company's Quarterly Report on Form 10-Q for the quarter ended
              February 28, 1995, and incorporated herein by reference).

     4(d) Amendment No. 3 dated May 29, 1995, to Rights Agreement dated April 16, 1991 (filed as Exhibit 4(d) to the Company's Quarterly Report on Form 10-Q for the quarter ended May 31, 1995, and incorporated herein by reference).

     4(e) - Promissory Note (Loan Agreement) dated September 30, 1995, in favor on NationsBank of Texas, N.A., in the maximum amount of $100,000,000.

    10(a) - Form of Deferred Compensation Agreement entered into between Luby's Cafeterias, Inc. and various officers (filed as Exhibit 10(b) to the Company's Annual Report on Form 10-K for the fiscal year ended August 31, 1981, and incorporated herein by reference).

    10(b) - Annual Incentive Plan for Area Vice Presidents of Luby's Cafeterias, Inc. adopted October 19, 1983 (filed as Exhibit 10(d) to the Company's Annual Report on Form 10-K for the fiscal year ended August 31, 1983, and incorporated herein by reference).

    10(c) - Incentive Bonus Plan of Luby's Cafeterias, Inc. adopted October 19, 1983 (filed as Exhibit 10(e) to the Company's Annual Report of Form 10-K for the fiscal year ended August 31, 1983, and incorporated herein by reference).

    10(d) - Performance Unit Plan of Luby's Cafeterias, Inc. approved by the shareholders on January 12, 1984 (filed as Exhibit 10(f) to the Company's Annual Report on Form 10-K for the fiscal year ended August 31, 1984, and incorporated herein by reference).

    10(e) - Employment Contract dated January 8, 1988, between Luby's Cafeterias, Inc. and George H. Wenglein (filed as Exhibit 10(h) to the Company's Annual Report on Form 10-K for the fiscal year ended August 31, 1988, and incorporated herein by reference).

    10(f) - Management Incentive Stock Plan of Luby's Cafeterias, Inc. (filed as Exhibit 10(i) to the Company's Annual Report on Form 10-K for the fiscal year ended August 31, 1989, and incorporated herein by reference).

    10(g) - Nonemployee Director Deferred Compensation Plan of Luby's Cafeterias, Inc. adopted October 27, 1994 (filed as Exhibit 10(g) to the Company's Quarterly Report on Form 10-Q for the quarter ended November 30, 1994, and incorporated herein by reference).

    10(h) - Nonemployee Director Stock Option Plan of Luby's Cafeterias, Inc. approved by the shareholders on January 13, 1995 (filed as Exhibit 10(h) to the Company's Quarterly Report on
              Form 10-Q for the quarter ended February 28, 1995, and incorporated herein by reference).

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

Date:  November 21, 1995                  LUBY'S CAFETERIAS, INC.
                                          (Registrant)


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

Signature and Date                           Name and Title

JOHN B. LAHOURCADE                           John B. Lahourcade, Chairman of
_______________________________              the Board and Director
November 21, 1995

RALPH ERBEN                                  Ralph Erben, President, Chief
_______________________________              Executive Officer, and Director
November 21, 1995

JOHN E. CURTIS, JR.                          John E. Curtis, Jr.,
_______________________________              Executive Vice President, Chief
November 21, 1995                            Financial Officer, and Director

WILLIAM E. ROBSON                            William E. Robson, Executive Vice
________________________________             President and Director
November 21, 1995

RONALD E. RIEMENSCHNEIDER                    Ronald E. Riemenschneider, Vice
________________________________             President, Treasurer, and
November 21, 1995                            Principal Accounting Officer

LAURO F. CAVAZOS                             Laura F. Cavazos, Director
________________________________
November 21, 1995

DAVID B. DAVISS                              David B. Daviss, Director
________________________________
November 21, 1995

ROGER R. HEMMINGHAUS                         Roger R. Hemminghaus, Director
________________________________
November 21, 1995

WALTER J. SALMON                             Walter J. Salmon, Director
________________________________
November 21, 1995

GEORGE H. WENGLEIN                           George H. Wenglein, Director
________________________________
November 21, 1995

JOANNE WINIK                                 Joanne Winik, Director
________________________________
November 21, 1995

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

     3(a)  -  Certificate of Incorporation of Luby's Cafeterias, Inc., a
              Delaware corporation, as in effect February 28, 1994 (filed as Exhibit 3(a) to the Company's Quarterly Report on Form 10-Q for the quarter ended February 28, 1994, and incorporated herein by reference).

     3(b) - Bylaws of Luby's Cafeterias, Inc., a Delaware corporation (filed as Exhibit 3(b) to the Company's Quarterly Report on Form 10-Q for the quarter ended November 30, 1991, and incorporated herein by reference).

     4(a)  -  Description of Common Stock Purchase Rights of Luby's
              Cafeterias, Inc., in Form 8-A (filed April 17, 1991, effective April 26, 1991, File No. 1-8308, and incorporated herein by reference).

     4(b) - Amendment No. 1 dated December 19, 1991, to Rights Agreement dated April 16, 1991 (filed as Exhibit 4(b) to the Company's Quarterly Report on Form 10-Q for the quarter ended November 30, 1991, and incorporated herein by reference).

     4(c) Amendment No. 2 dated February 7, 1995, to Rights Agreement dated April 16, 1991 (filed as Exhibit 4(d) to the Company's Quarterly Report on Form 10-Q for the quarter ended
              February 28, 1995, and incorporated herein by reference).

     4(d) Amendment No. 3 dated May 29, 1995, to Rights Agreement dated April 16, 1991 (filed as Exhibit 4(d) to the Company's Quarterly Report on Form 10-Q for the quarter ended May 31, 1995, and incorporated herein by reference).

     4(e) - Promissory Note (Loan Agreement) dated September 30, 1995, in favor of NationsBank of Texas, N.A., in the maximum amount of $100,000,000.

    10(a) - Form of Deferred Compensation Agreement entered into between Luby's Cafeterias, Inc. and various officers (filed as Exhibit 10(b) to the Company's Annual Report on Form 10-K for the fiscal year ended August 31, 1981, and incorporated herein by reference).

    10(b) - Annual Incentive Plan for Area Vice Presidents of Luby's Cafeterias, Inc. adopted October 19, 1983 (filed as Exhibit 10(d) to the Company's Annual Report on Form 10-K for the fiscal year ended August 31, 1983, and incorporated herein by reference).

    10(c) - Incentive Bonus Plan of Luby's Cafeterias, Inc. adopted October 19, 1983 (filed as Exhibit 10(e) to the Company's Annual Report on Form 10-K for the fiscal year ended August 31, 1983, and incorporated herein by reference).

    10(d) - Performance Unit Plan of Luby's Cafeterias, Inc. approved by the shareholders on January 12, 1984 (filed as Exhibit 10(f) to the Company's Annual Report on Form 10-K for the fiscal year ended August 31, 1984, and incorporated herein by reference).

    10(e) - Employment Contract dated January 8, 1988, between Luby's Cafeterias, Inc. and George H. Wenglein (filed as Exhibit 10(h) to the Company's Annual Report on Form 10-K for the fiscal year ended August 31, 1988, and incorporated herein by reference).

    10(f) - Management Incentive Stock Plan of Luby's Cafeterias, Inc. (filed as Exhibit 10(i) to the Company's Annual Report on Form 10-K for the fiscal year ended August 31, 1989, and incorporated herein by reference).

    10(g) - Nonemployee Director Deferred Compensation Plan of Luby's Cafeterias, Inc. adopted October 27, 1994 (filed as Exhibit 10(g) to the Company's Quarterly Report on Form 10-Q for the quarter ended November 30, 1994, and incorporated herein by reference).

    10(h) - Nonemployee Director Stock Option Plan of Luby's Cafeterias, Inc. approved by the shareholders on January 13, 1995 (filed as Exhibit 10(h) to the Company's Quarterly Report on
              Form 10-Q for the quarter ended February 28, 1995, and incorporated herein by reference).

    11    -   Statement re computation of per share earnings.

    99(a) -   Consent of Ernst & Young LLP.

    99(b) -   Consent of Ernst & Young LLP.