Form 10-Q
period 1995-11-30
LUBYS CAFETERIAS INC
filed 1996-01-11
CIK 16099

FORM 10-Q

                    SECURITIES AND EXCHANGE COMMISSION

                          Washington, D. C. 20549

(Mark One)

[x]          QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 1995

                                    OR

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to __________________

Commission file number:  1-8308

                           LUBY'S CAFETERIAS, INC.
_________________________________________________________________________
               (Exact name of registrant as specified in its charter)


            Delaware                                       74-1335253
________________________________                       ___________________
(State or other jurisdiction of                         (I.R.S. Employer
incorporation or organization)                         Identification No.)

             2211 Northeast Loop 410, P. O. Box 33069
                San Antonio, Texas                         78265-3069
____________________________________________________________________________
            (Address of principal executive offices)        (Zip Code)

                         210/654-9000
____________________________________________________________________________
           (Registrant's telephone number, including area code)

____________________________________________________________________________
(Former name, former address and former fiscal year, if changed since last report)

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

    Common Stock:    23,334,503 shares outstanding as of November 30, 1995
                     (exclusive of 4,068,564 treasury shares)
                         Part I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

                            LUBY'S CAFETERIAS, INC.
                  STATEMENTS OF INCOME AND RETAINED EARNINGS
                                  (UNAUDITED)

                                                     Three Months Ended
                                                        November 30,
                                                   1995             1994
                                                   ____             ____
                                                   (Amounts in thousands
                                                   except per share data)

Sales                                            $108,337         $101,446

Costs and expenses:
  Cost of food                                     27,006           25,272
  Payroll and related costs                        30,304           27,813
  Occupancy and other operating expenses           32,172           29,962
  General and administrative expenses               4,973            4,769
                                                  _______         ________

                                                   94,455           87,816
                                                  _______         ________

     Income from operations                        13,882           13,630

Interest expense                                     (528)             (80)
Other income, net                                     350              343
                                                  _______         ________

     Income before income taxes                    13,704           13,893

Provision for income taxes                          5,139            5,210
                                                  _______         ________

     Net income                                     8,565            8,683

Retained earnings at beginning of period          248,973          229,014

Cash dividends                                     (4,200)          (4,024)

Treasury stock transactions                          (195)            (156)
                                                  _______         ________

Retained earnings at end of period               $253,143         $233,517
                                                  _______         ________

Net income per share                                 $.37             $.35
                                                  _______         ________

Cash dividend per share                              $.18            $.165
                                                  _______         ________

Average number of shares outstanding               23,322           24,776

See accompanying notes.
                   Part I - FINANCIAL INFORMATION (continued)

Item 1.  Financial Statements (continued).

                            LUBY'S CAFETERIAS, INC.
                            CONDENSED BALANCE SHEETS
                                  (UNAUDITED)


                                                   November 30,     August 31,
                                                      1995             1995
                                                      ____             _____
                                                      (Thousands of dollars)

                                     ASSETS

Current assets:
  Cash and cash equivalents                         $ 10,196        $ 12,392
  Trade accounts and other receivables                   389             311
  Food and supply inventories                          4,398           4,034
  Prepaid expenses                                     3,259           2,849
  Deferred income taxes                                  648             629
                                                    ________        ________

    Total current assets                              18,890          20,215

Investments and other assets - at cost                14,992          13,008
Property, plant, and equipment - at cost, net        283,815         279,157
                                                    ________        ________

                                                    $317,697        $312,380
                                                    ________        ________

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Short-term borrowings                             $ 60,000        $ 57,000
  Accounts payable - trade                            10,728          10,969
  Dividends payable                                    4,200           4,196
  Accrued expenses and other liabilities              18,876          24,895
  Income taxes payable                                 6,690           2,471
                                                    ________        ________

    Total current liabilities                        100,494          99,531

Deferred income taxes and other credits               19,832          20,145

Shareholders' equity:
  Common stock                                         8,769           8,769
  Paid-in capital                                     26,945          26,945
  Retained earnings                                  253,143         248,973
  Less cost of treasury stock                        (91,486)        (91,983)
                                                    ________        ________

    Total shareholders' equity                       197,371         192,704
                                                    ________        ________

                                                    $317,697        $312,380
                                                    ________        ________

See accompanying notes.
                   Part I - FINANCIAL INFORMATION (continued)

Item 1.  Financial Statements (continued).

                            LUBY'S CAFETERIAS, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                         Three Months Ended
                                                            November 30,
                                                          1995         1994
                                                          ____         ____
                                                        (Thousands of dollars)

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                           $ 8,565        $ 8,683
  Adjustments to reconcile net income to net
    cash provided by operating activities:
      Depreciation and amortization                      4,276          4,008
      Decrease in accrued expenses
        and other liabilities                           (5,797)        (3,241)
      Other                                              2,923          2,755
                                                       _______        _______

        Net cash provided by operating activities        9,967         12,205
                                                       _______        _______

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of land held for future use                 (3,341)        (1,916)
  Purchases of property, plant, and equipment           (7,706)        (4,893)
                                                       _______        _______

        Net cash used in investing activities          (11,047)        (6,809)
                                                       _______        _______

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of common stock
    under stock option plan                                 80            158
  Net proceeds from short-term borrowings                3,000         13,000
  Purchases of treasury stock                              ---        (17,113)
  Dividends paid                                        (4,196)        (4,144)
                                                       _______        _______

        Net cash used in financing activities           (1,116)        (8,099)
                                                       _______        _______

Net decrease in cash and cash equivalents               (2,196)        (2,703)

Cash and cash equivalents at beginning of period        12,392         10,909
                                                       _______        _______

Cash and cash equivalents at end of period             $10,196        $ 8,206
                                                       _______        _______

See accompanying notes.
                   Part I - FINANCIAL INFORMATION (continued)

Item 1.  Financial Statements (continued).

                            LUBY'S CAFETERIAS, INC.
                         NOTES TO FINANCIAL STATEMENTS
                               November 30, 1995
                                  (UNAUDITED)

Note 1: All adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim periods have been made. All such adjustments are of a normal recurring nature. The results for the interim period are not necessarily indicative of the results to be expected for the full year.

Note 2: Certain reclassifications have been made to prior year amounts to conform to current year presentation.

Note 3: Subsequent to November 30, 1995, the Company extended the maturity date of the $100,000,000 line-of-credit agreement from December 1995 to February 1996.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources
_______________________________

Cash and cash equivalents decreased by $2,196,000 from the end of the preceding fiscal year to November 30, 1995. All capital expenditures for fiscal 1996 are being funded from cash flows from operations, cash equivalents, and short-term borrowings. Capital expenditures for the three months ended November 30, 1995, were $11,047,000. As of November 30, 1995, the Company owned 18 undeveloped land sites and eight land sites on which cafeterias are under construction.

During fiscal 1995 the Company purchased 2,000,000 shares of its common stock at a cost of $45,176,000, which are being held as treasury stock. To complete the treasury stock purchases and fund capital expenditures, the Company required external financing and borrowed funds under a $100,000,000 line-of-credit agreement. As of November 30, 1995, the amount outstanding under this line of credit was $60,000,000. The Company believes that additional financing from external sources can be obtained on terms acceptable to the Company in the event such financing is required.

Results of Operations
_____________________

Quarter ended November 30, 1995 compared to the quarter ended November 30,
1994.
______________________________________________________________________________

Sales increased $6,891,000, or 6.8%, due to the addition of four new cafeterias in fiscal 1996 and 11 in fiscal 1995 and due to an increase in average sales volume at cafeterias opened over one year.

Cost of food increased $1,734,000, or 6.9%, due primarily to the increase in sales. Payroll and related costs increased $2,491,000, or 9.0%, due primarily to the increase in sales, higher wages for hourly employees in existing cafeterias, and higher wage costs associated with increased expansion over the prior year. Occupancy and other operating expenses increased $2,210,000, or 7.4%, due primarily to the increase in sales; the opening of four new cafeterias; higher costs for a new uniform program; higher costs for paper supplies; and higher managers' salaries, which are based on the profitability of the cafeterias. General and administrative expenses increased $204,000, or 4.3%, due primarily to the higher Company contribution to the profit sharing and retirement plan as determined by the plan's provisions.

Interest expense for the quarter ended November 30, 1995, increased over the first quarter of fiscal 1995 due to higher borrowings under the line-of-credit agreement.

The provision for income taxes decreased $71,000, or 1.4%, due primarily to the decrease in pretax income. The effective income tax rate was 37.5% for both periods.

General increases in costs of food, wages, supplies, and services make it necessary for the Company to increase its menu prices from time to time. Effective December 1, 1995, the Company increased the price of the Lu Ann platter, its primary bundled meal, from $4.25 to $4.59 in all markets except Florida. The Company anticipates that the tray average will increase approximately 2% as a result of this price change.
                          Part II - OTHER INFORMATION

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

          3(b) Bylaws of Luby's Cafeterias, Inc., a Delaware corporation (filed as Exhibit 3(b) to the Company's Quarterly Report on Form 10-Q for the quarter ended November 30, 1991, and incorporated herein by reference).

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

          4(e) Promissory Note (Loan Agreement) dated December 31, 1995, in favor of NationsBank of Texas, N.A., in the maximum amount of $100,000,000.

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

                                               LUBY'S CAFETERIAS, INC.
                                               (Registrant)


                                                Ralph Erben
                                            By: _____________________________
                                                Ralph Erben
                                                President
                                                Chief Executive Officer

                                                John E. Curtis, Jr.
                                            By: _____________________________
                                                John E. Curtis, Jr.
                                                Executive Vice President
                                                Chief Financial Officer

Dated:  January 11, 1996
                                EXHIBIT INDEX

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

  3(b)     Bylaws of Luby's Cafeterias, Inc., a Delaware corporation (filed as
           Exhibit 3(b) to the Company's Quarterly Report on Form 10-Q for the quarter ended November 30, 1991, and incorporated herein by reference).

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

  4(e) Promissory Note (Loan Agreement) dated December 31, 1995, in favor of NationsBank of Texas, N.A., in the maximum amount of $100,000,000.

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

Number     Document

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