Form 10-Q
period 1996-02-29
LUBYS CAFETERIAS INC
filed 1996-04-12
CIK 16099

FORM 10-Q

                    SECURITIES AND EXCHANGE COMMISSION

                          Washington, D. C. 20549

(Mark One)

[x]          QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 29, 1996

                                    OR

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________________ to ____________________


Commission file number:  1-8308

                             LUBY'S CAFETERIAS, INC.
_____________________________________________________________________________
             (Exact name of registrant as specified in its charter)

            Delaware                                       74-1335253
_______________________________                        ______________________
(State or other jurisdiction of                            (I.R.S. Employer
incorporation or organization)                            Identification No.)

               2211 Northeast Loop 410, P. O. Box 33069
               San Antonio, Texas                                  78265-3069
_____________________________________________________________________________
              (Address of principal executive offices)             (Zip Code)

                              210/654-9000
_____________________________________________________________________________
           (Registrant's telephone number, including area code)


_____________________________________________________________________________
(Former name, former address and former fiscal year, if changed since last report)

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

          Common Stock:  23,612,081 shares outstanding as of February 29, 1996
                         (exclusive of 3,790,986 treasury shares)
                         Part I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

                             LUBY'S CAFETERIAS, INC.
                              STATEMENTS OF INCOME

                                   (UNAUDITED)
                                           Three Months Ended          Six Months Ended
                                       February 29,  February 28,  February 29,  February 28,
                                          1996          1995          1996          1995
                                          ____          ____          ____          ____
                                            (Amounts in thousands except per share data)
Sales                                    $108,835     $100,570       $217,172     $202,016

Costs and expenses:
  Cost of food                             26,207       24,709         53,213       49,981
  Payroll and related costs                29,994       27,415         60,298       55,228
  Occupancy and other operating expenses   32,171       30,024         64,343       59,986
  General and administrative expenses       5,291        4,781         10,264        9,550
                                         ________     ________       ________     ________

                                           93,663       86,929        188,118      174,745
                                         ________     ________       ________     ________

      Income from operations               15,172       13,641         29,054       27,271

Interest expense                             (671)        (369)        (1,199)        (449)
Other income, net                             373          459            723          802
                                         ________     ________       ________     ________

      Income before income taxes           14,874       13,731         28,578       27,624

Provision for income taxes                  5,552        5,149         10,691       10,359
                                         ________     ________       ________     ________

      Net income                         $  9,322     $  8,582       $ 17,887     $ 17,265
                                         ________     ________       ________     ________

Net income per share                         $.40         $.36           $.77         $.71
                                         ________     ________       ________     ________

Cash dividends per share                     $.18        $.165           $.36         $.33
                                         ________     ________       ________     ________

Average number of shares outstanding       23,432       24,132         23,377       24,456

See accompanying notes.
/TABLE

                            LUBY'S CAFETERIAS, INC.
                            CONDENSED BALANCE SHEETS

                                  (UNAUDITED)
                                                  February 29,      August 31,
                                                     1996              1995
                                                     ____              ____
                                                      (Thousands of dollars)

                                     ASSETS

Current assets:
  Cash and cash equivalents                        $  1,502          $ 12,392
  Trade accounts and other receivables                  439               311
  Food and supply inventories                         3,260             4,034
  Prepaid expenses                                    3,434             2,849
  Deferred income taxes                                 634               629
                                                   ________          ________

    Total current assets                              9,269            20,215

Investments and other assets - at cost               13,004            13,008
Property, plant, and equipment - at cost, net       291,438           279,157
                                                   ________          ________

                                                   $313,711          $312,380
                                                   ________          ________


                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Short-term borrowings                            $    ---          $ 57,000
  Accounts payable - trade                            8,229            10,969
  Dividends payable                                   4,250             4,196
  Accrued expenses and other liabilities             18,063            24,895
  Income taxes payable                                2,267             2,471
                                                   ________          ________

    Total current liabilities                        32,809            99,531

Long-term debt                                       53,000               ---
Deferred income taxes and other credits              20,360            20,145

Shareholders' equity:
  Common stock                                        8,769             8,769
  Paid-in capital                                    26,945            26,945
  Retained earnings                                 257,071           248,973
  Less cost of treasury stock                       (85,243)          (91,983)
                                                   ________          ________

    Total shareholders' equity                      207,542           192,704
                                                   ________          ________

                                                   $313,711          $312,380
                                                   ________          ________

See accompanying notes.
                   Part I - FINANCIAL INFORMATION (continued)

Item 1.  Financial Statements (continued).

                            LUBY'S CAFETERIAS, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS

                                  (UNAUDITED)

                                                                      Six Months Ended
                                                                 February 29,    February 28,
                                                                    1996             1995
                                                                    ____             ____
                                                                   (Thousands of dollars)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                      $17,887          $17,265
  Adjustments to reconcile net income to net
   cash provided by operating activities:
      Depreciation and amortization                                 8,674            8,120
      Decrease in accrued expenses and other liabilities           (6,610)          (3,593)
      Other                                                        (2,732)          (2,754)
                                                                  _______          _______

        Net cash provided by operating activities                  17,219           19,038
                                                                  _______          _______

CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from disposal of land held for future use                  ---              495
  Purchases of land held for future use                            (3,999)          (4,808)
  Purchases of property, plant, and equipment                     (16,605)         (10,904)
                                                                  _______          _______

        Net cash used in investing activities                     (20,604)         (15,217)
                                                                  _______          _______

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of common stock under
   stock option plan                                                4,891            2,892
  Net proceeds (payments) of short-term borrowings                (57,000)          32,000
  Net proceeds from long-term debt                                 53,000              ---
  Purchases of treasury stock                                         ---          (35,566)
  Dividends paid                                                   (8,396)          (8,167)
                                                                  _______          _______

        Net cash used in financing activities                      (7,505)          (8,841)
                                                                  _______          _______

Net decrease in cash and cash equivalents                         (10,890)          (5,020)

Cash and cash equivalents at beginning of period                   12,392           10,909
                                                                  _______          _______

Cash and cash equivalents at end of period                        $ 1,502          $ 5,889
                                                                  _______          _______

See accompanying notes.
/TABLE

                             LUBY'S CAFETERIAS, INC.
                        STATEMENTS OF SHAREHOLDERS' EQUITY
         For the Six Months Ended February 29, 1996 and February 28, 1995

                                   (UNAUDITED)
                                                                                     Total
                                        Common Stock      Paid-in    Retained    Shareholders'
                                     Issued   Treasury    Capital    Earnings        Equity
                                     ______   ________    _______    ________    ____________
                                                     (Thousands of dollars)
Balance at August 31, 1994          $8,769   $(51,202)    $26,945    $229,014      $213,526

  Net income for the period            ---        ---         ---      17,265        17,265

  Common stock issued under
   employee benefit plans, net
   of shares tendered in partial
   payment                             ---      3,994         ---        (990)        3,004

  Cash dividends                       ---        ---         ---      (7,929)       (7,929)

  Purchases of treasury stock          ---    (37,219)        ---         ---       (37,219)
                                    ______   ________     _______    ________      ________

Balance at February 28, 1995        $8,769   $(84,427)    $26,945    $237,360      $188,647
                                    ______   ________     _______    ________      ________

Balance at August 31, 1995          $8,769   $(91,983)    $26,945    $248,973      $192,704

  Net income for the period            ---        ---         ---      17,887        17,887

  Common stock issued under
   employee benefit plans, net
   of shares tendered in partial
   payment and including tax
   benefits                            ---      6,740         ---      (1,339)        5,401

  Cash dividends                       ---        ---         ---      (8,450)       (8,450)
                                    ______   ________     _______    ________      ________

Balance at February 29, 1996        $8,769   $(85,243)    $26,945    $257,071      $207,542
                                    ______   ________     _______    ________      ________

See accompanying notes.
/TABLE

                         LUBY'S CAFETERIAS, INC.
                       NOTES TO FINANCIAL STATEMENTS
                             February 29, 1996

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

Note 3: The Company entered into a new $100 million credit facility with a syndication of four banks. As part of this credit facility, the Company has a revolving credit agreement which allows borrowings for varying periods through February 27, 2001, at the lower of the prime rate or other rate options available at the time of borrowing. The credit facility includes a maximum commitment for letters of credit of $20 million. The Company pays a facility fee of .1% on the total commitment. The credit facility contains business covenants which, among other things, impose certain financial restrictions on the Company relating primarily to leverage and net worth. As of February 29, 1996, the balance outstanding under the revolving credit agreement was $53,000,000 at an interest rate of 5.54%.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources
_______________________________

Cash and cash equivalents decreased by $10,890,000 from the end of the preceding fiscal year to February 29, 1996. All capital expenditures for fiscal 1996 are being funded from cash flows from operations, cash equivalents, short-term borrowings, and long-term debt. Capital expenditures for the six months ended February 29, 1996, were $20,604,000. As of February 29, 1996, the Company owned 16 undeveloped land sites and nine land sites on which cafeterias are under construction.

During fiscal 1995 the Company purchased 2,000,000 shares of its common stock at a cost of $45,176,000, which are being held as treasury stock. To complete the treasury stock purchases and fund capital expenditures, the Company required external financing and borrowed funds under a $100,000,000 line-of-credit agreement. During February 1996, the Company entered into a new $100 million credit facility with a syndication of four banks. As part of this credit facility, the Company has a revolving credit agreement which allows borrowings for varying periods through February 27, 2001, at the lower of the prime rate or other rate options available at the time of borrowing.
As of February 29, 1996, the amount outstanding under this revolving credit agreement was $53,000,000. The Company believes that additional financing from external sources can be obtained on terms acceptable to the Company in the event such financing is required.

Results of Operations
_____________________

Quarter ended February 29, 1996 compared to the quarter ended February 28,
1995.
______________________________________________________________________________

Sales increased $8,265,000, or 8.2%, due to the addition of eight new cafeterias in fiscal 1996 and 11 in fiscal 1995, and due to an increase in average sales volume at cafeterias opened over one year.

Cost of food increased $1,498,000, or 6.1%, due primarily to the increase in sales and was offset by improved margins from the price increase on the Lu Ann Platter, which took effect on December 1, 1995. Payroll and related costs increased $2,579,000, or 9.4%, due primarily to the increase in sales, higher wages for hourly employees in existing cafeterias, and higher wage costs associated with increased expansion over the prior year. Occupancy and other operating expenses increased $2,147,000, or 7.2%, due primarily to the increase in sales; the opening of four new cafeterias; and higher managers' salaries, which are based on the profitability of the cafeterias. General and administrative expenses increased $510,000, or 10.7%, due primarily to two additional area vice president positions, higher manager trainee salaries, and higher moving expenses, all associated with the increased number of new store openings.

Interest expense increased $302,000 due to higher borrowings under the line-of-credit agreement.

Six months ended February 29, 1996 compared to the six months ended
February 28, 1995.
______________________________________________________________________________

Sales increased $15,156,000, or 7.5%, due primarily to the addition of eight new cafeterias in fiscal 1996 and 11 in fiscal 1995, and due to an increase in average sales volume at cafeterias opened over one year.

Cost of food increased $3,232,000, or 6.5%, due primarily to the increase in sales and was offset by improved margins from price increases. Payroll and related costs increased $5,070,000, or 9.2%, due primarily to the increase in sales, higher wages for hourly employees in existing cafeterias, and higher wage costs associated with increased expansion over the prior year. Occupancy and other operating expenses increased $4,357,000, or 7.3%, due primarily to the increase in sales; the opening of eight new cafeterias; and higher managers' salaries, which are based on the profitability of the cafeterias. General and administrative expenses increased $714,000, or 7.5%, due primarily to additional corporate expenses associated with the increased number of new store openings as discussed above.

Interest expense increased $750,000 due to higher borrowings under the line-of-credit agreement.

                          Part II - OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders.

    (a) The 1996 annual meeting of shareholders of Luby's Cafeterias, Inc. was held on January 12, 1996.

    (b) The directors elected at the meeting were David B. Daviss, Roger R. Hemminghaus, and William E. Robson. The other directors whose terms continued after the meeting are Lauro F. Cavazos, John E. Curtis, Jr., Ralph Erben, John B. Lahourcade, Walter J. Salmon, George H. Wenglein, and Joanne Winik.

    (c) The matters voted upon at the meeting were (i) the election of three directors to serve until the 1999 annual meeting of shareholders and
        (ii) the approval of the appointment of Ernst & Young LLP as auditors for the 1996 fiscal year.

    (d) With respect to the election of directors, the results of the voting were:

                                 Shares Voted        Shares        Broker
        Nominee                      For           Abstained      Nonvotes
        David B. Daviss           19,877,086        871,882          -0-
        Roger R. Hemminghaus      20,627,828        121,140          -0-
        George H. Wenglein        20,629,275        119,693          -0-

    (e) With respect to approval of the appointment of auditors, the results of the voting were:

        Shares voted "for"        20,688,253
        Shares voted "against"        15,722
        Shares abstaining             44,993
        Broker nonvotes                  -0-

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

          4(e) Credit Agreement dated February 27, 1996, among Luby's Cafeterias, Inc., Certain Lenders, and NationsBank of Texas, N.A.

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

         10(i) Employment Contract dated January 12, 1996, between Luby's Cafeterias, Inc. and John B. Lahourcade.

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


                                  LUBY'S CAFETERIAS, INC.
                                  (Registrant)



                                  By: Ralph Erben
                                      _____________________________
                                      Ralph Erben
                                      Chairman of the Board and
                                      Chief Executive Officer



                                  By: John E. Curtis, Jr.
                                      _____________________________
                                      John E. Curtis, Jr.
                                      President,
                                      Chief Operating Officer, and
                                      Chief Financial Officer



Dated:  April 12, 1996
                                EXHIBIT INDEX

Exhibit     Document

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

   4(e) Credit Agreement dated February 27, 1996, among Luby's Cafeterias, Inc., Certain Lenders, and NationsBank of Texas, N.A.

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

  10(i)     Employment Contract dated January 12, 1996, between
            Luby's Cafeterias, Inc. and John B. Lahourcade.

  11        Statement re computation of per share earnings.