Form 10-Q
period 1996-05-31
LUBYS CAFETERIAS INC
filed 1996-06-27
CIK 16099

FORM 10-Q

                    SECURITIES AND EXCHANGE COMMISSION

                          Washington, D. C. 20549

(Mark One)

[x]          QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 1996

                                    OR

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________________ to ____________________

Commission file number:  1-8308

                          LUBY'S CAFETERIAS, INC.
______________________________________________________________________________
          (Exact name of registrant as specified in its charter)

            Delaware                                       74-1335253
_________________________________                    ________________________
(State or other jurisdiction of                         (I.R.S. Employer
incorporation or organization)                          Identification No.)

                 2211 Northeast Loop 410, P. O. Box 33069
                             San Antonio, Texas                  78265-3069
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

        Common Stock:    24,106,151 shares outstanding as of May 31, 1996
                         (exclusive of 3,296,916 treasury shares)
                         Part I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

                             LUBY'S CAFETERIAS, INC.
                              STATEMENTS OF INCOME

                                   (UNAUDITED)

                                   Three Months Ended      Nine Months Ended
                                         May 31,                May 31,
                                    1996       1995         1996       1995
                                    ____       ____         ____       ____
                                  (Amounts in thousands except per share data)

Sales                             $117,132   $106,899     $334,304   $308,915

Costs and expenses:
  Cost of food                      28,090     26,661       81,303     76,642
  Payroll and related costs         31,902     28,715       92,200     83,943
  Occupancy and other
    operating expenses              34,266     31,488       98,609     91,474
  General and administrative
    expenses                         5,320      4,278       15,584     13,828
                                  ________   ________     ________   ________

                                    99,578     91,142      287,696    265,887
                                  ________   ________     ________   ________

      Income from operations        17,554     15,757       46,608     43,028

Interest expense                      (460)      (640)      (1,659)    (1,089)
Other income, net                      424        595        1,147      1,397
                                  ________   ________     ________   ________

      Income before income taxes    17,518     15,712       46,096     43,336

Provision for income taxes           6,554      5,805       17,245     16,164
                                  ________   ________     ________   ________

      Net income                  $ 10,964   $  9,907     $ 28,851   $ 27,172
                                  ________   ________     ________   ________

Net income per share                  $.46       $.42        $1.23      $1.13
                                  ________   ________     ________   ________

Cash dividends per share              $.18      $.165         $.54      $.495
                                  ________   ________     ________   ________

Average number of shares
  outstanding                       23,887     23,427       23,548     24,109


See accompanying notes.
                   Part I - FINANCIAL INFORMATION (continued)

Item 1.  Financial Statements (continued).

                            LUBY'S CAFETERIAS, INC.
                            CONDENSED BALANCE SHEETS

                                  (UNAUDITED)
                                                  May 31,         August 31,
                                                   1996              1995
                                                   ____              ____
                                                   (Thousands of dollars)

                                     ASSETS

Current assets:
  Cash and cash equivalents                      $  7,612          $ 12,392
  Trade accounts and other receivables                673               311
  Food and supply inventories                       3,681             4,034
  Prepaid expenses                                  1,538             2,849
  Deferred income taxes                               577               629
                                                 ________          ________

    Total current assets                           14,081            20,215

Investments and other assets - at cost             12,344            13,008
Property, plant, and equipment - at cost, net     298,607           279,157
                                                 ________          ________

                                                 $325,032          $312,380
                                                 ________          ________


                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Short-term borrowings                          $    ---          $ 57,000
  Accounts payable - trade                          8,952            10,969
  Dividends payable                                 4,339             4,196
  Accrued expenses and other liabilities           23,813            24,895
  Income taxes payable                              2,550             2,471
                                                 ________          ________

    Total current liabilities                      39,654            99,531

Long-term debt                                     40,000               ---
Deferred income taxes and other credits            21,636            20,145

Shareholders' equity:
  Common stock                                      8,769             8,769
  Paid-in capital                                  26,945            26,945
  Retained earnings                               262,220           248,973
  Less cost of treasury stock                     (74,192)          (91,983)
                                                 ________          ________

    Total shareholders' equity                    223,742           192,704
                                                 ________          ________

                                                 $325,032          $312,380
                                                 ________          ________


See accompanying notes.
                   Part I - FINANCIAL INFORMATION (continued)

Item 1.  Financial Statements (continued).


                            LUBY'S CAFETERIAS, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS

                                  (UNAUDITED)


                                                          Nine Months Ended
                                                               May 31,
                                                          1996         1995
                                                          ____         ____
                                                       (Thousands of dollars)


CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                            $28,851       $27,172
  Adjustments to reconcile net income to net
   cash provided by operating activities:
      Depreciation and amortization                      13,207        12,282
      Decrease in accrued expenses and
        other liabilities                                  (860)       (1,645)
      Other                                               1,368        (3,582)
                                                        _______       _______

        Net cash provided by operating activities        42,566        34,227
                                                        _______       _______

CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from disposal of land held for future use        ---           495
  Proceeds from disposal of property, plant,
    and equipment                                           ---           368
  Purchases of land held for future use                  (4,925)       (5,219)
  Purchases of property, plant, and equipment           (26,558)      (18,678)
                                                        _______       _______

        Net cash used in investing activities           (31,483)      (23,034)
                                                        _______       _______

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of common stock under
   stock option plan                                     13,785         3,149
  Net proceeds (payments) of short-term borrowings      (57,000)       44,000
  Net proceeds from long-term debt                       40,000           ---
  Purchases of treasury stock                               ---       (45,916)
  Dividends paid                                        (12,648)      (12,071)
                                                         _______       _______

        Net cash used in financing activities           (15,863)      (10,838)
                                                         _______       _______

Net increase (decrease) in cash and cash equivalents     (4,780)          355
Cash and cash equivalents at beginning of period         12,392        10,909
                                                         _______       _______

Cash and cash equivalents at end of period              $ 7,612       $11,264
                                                         _______       _______


See accompanying notes.
                    Part I - FINANCIAL INFORMATION (continued)

Item 1.  Financial Statements (continued).

                             LUBY'S CAFETERIAS, INC.
                        STATEMENTS OF SHAREHOLDERS' EQUITY
                 For the Nine Months Ended May 31, 1996 and 1995

                                   (UNAUDITED)

                                                                                             Total
                                     Common Stock        Paid-in      Retained  Shareholders'
                                 Issued    Treasury      Capital      Earnings     Equity
                                 ______    ________      _______      ________  ____________
                                                   (Thousands of dollars)
Balance at August 31, 1994       $8,769    $(51,202)     $26,945      $229,014    $213,526

  Net income for the period         ---         ---          ---        27,172      27,172

  Common stock issued under
   employee benefit plans, net
   of shares tendered in partial
   payment                          ---       4,330          ---       (1,069)       3,261

  Cash dividends                    ---         ---          ---      (11,773)     (11,773)

  Purchases of treasury stock       ---     (45,176)         ---           ---     (45,176)
                                 ______    ________      _______      ________    ________

Balance at May 31, 1995          $8,769    $(92,048)     $26,945      $243,344    $187,010
                                 ______    ________      _______      ________    ________

Balance at August 31, 1995       $8,769    $(91,983)     $26,945      $248,973    $192,704

  Net income for the period         ---         ---          ---        28,851      28,851

  Common stock issued under
   employee benefit plans,
   net of shares tendered in
   partial payment and including
   tax benefits                     ---      17,791          ---       (2,813)      14,978

  Cash dividends                    ---         ---          ---      (12,791)     (12,791)
                                 ______    ________      _______      ________    ________

Balance at May 31, 1996          $8,769    $(74,192)     $26,945      $262,220    $223,742
                                 ______    ________      ______       ________    ________


See accompanying notes.

                         LUBY'S CAFETERIAS, INC.
                       NOTES TO FINANCIAL STATEMENTS
                               May 31, 1996

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

Note 3: In February 1996, the Company entered into a $100 million credit facility with a syndication of four banks. As part of this credit facility, the Company has a revolving credit agreement which allows borrowings for varying periods through February 27, 2001, at the lower of the prime rate or other rate options available at the time of borrowing. The credit facility includes a maximum commitment for letters of credit of $20 million. The Company pays a facility fee of .1% on the total commitment. The credit facility contains business covenants which, among other things, impose certain financial restrictions on the Company relating primarily to leverage and net worth. As of May 31, 1996, the balance outstanding under the revolving credit agreement was $40,000,000 at an interest rate of 5.73%.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.
         _______________________________________________________________

Liquidity and Capital Resources
_______________________________

Cash and cash equivalents decreased by $4,780,000 from the end of the preceding fiscal year to May 31, 1996. All capital expenditures for fiscal 1996 are being funded from cash flows from operations, cash equivalents,
short-term borrowings, and long-term debt.   Capital expenditures for the nine
months ended May 31, 1996, were $31,483,000. As of May 31, 1996, the Company owned 15 undeveloped land sites and eight land sites on which cafeterias are under construction.

During fiscal 1995 the Company purchased 2,000,000 shares of its common stock at a cost of $45,176,000, which are being held as treasury stock. To complete the treasury stock purchases and fund capital expenditures, the Company required external financing and borrowed funds under a $100,000,000 line-of-credit agreement. During February 1996, the Company entered into a new $100 million credit facility with a syndication of four banks. As part of this credit facility, the Company has a revolving credit agreement which allows borrowings for varying periods through February 27, 2001, at the lower of the prime rate or other rate options available at the time of borrowing.
As of May 31, 1996, the amount outstanding under this revolving credit agreement was $40,000,000.

The Company believes that additional financing from external sources can be obtained on terms acceptable to the Company in the event such financing is required.

Results of Operations
_____________________

Quarter ended May 31, 1996 compared to the quarter ended May 31, 1995.
_____________________________________________________________________

Sales increased $10,233,000, or 9.6%, due to the addition of 11 new cafeterias in fiscal 1996 and 11 in fiscal 1995, and due to an increase in average sales volume at cafeterias opened over one year.

Cost of food increased $1,429,000, or 5.4%, due primarily to the increase in sales and was offset by improved margins from the price increase on the Lu Ann platter, which took effect on December 1, 1995. Payroll and related costs increased $3,187,000, or 11.1%, due primarily to the increase in sales, higher workers' compensation costs, higher wages for hourly employees, and higher wage costs associated with increased expansion over the prior year. Occupancy and other operating expenses increased $2,778,000, or 8.8%, due primarily to the increase in sales and higher managers' salaries, which are based on the profitability of the cafeterias. General and administrative expenses increased $1,042,000, or 24.4%, due primarily to higher bonus provisions which are based on earnings and performance factors.

Interest expense decreased $180,000 due to lower borrowings under the line-of-credit agreement.

Nine months ended May 31, 1996 compared to the nine months ended May 31, 1995.
_____________________________________________________________________________

Sales increased $25,389,000, or 8.2%, due primarily to the addition of 11 new cafeterias in fiscal 1996 and 11 in fiscal 1995, and due to an increase in average sales volume at cafeterias opened over one year.

Cost of food increased $4,661,000, or 6.1%, due primarily to the increase in sales and was offset by improved margins from price increases. Payroll and related costs increased $8,257,000, or 9.8%, due primarily to the increase in sales, higher wages for hourly employees, and higher wage costs associated with increased expansion over the prior year. Occupancy and other operating expenses increased $7,135,000, or 7.8%, due primarily to the increase in sales and higher managers' salaries, which are based on the profitability of the cafeterias. General and administrative expenses increased $1,756,000, or 12.7%, due primarily to two additional area vice president positions, higher manager trainee salaries, and higher moving expenses, all associated with the increased number of new store openings. In addition, bonus provisions, which are based on earnings and performance factors, increased for the nine months ended May 31, 1996.

Interest expense increased $570,000 due to higher borrowings under the line-of-credit agreement.
                  Part II - OTHER INFORMATION (continued)

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

            4(e) Credit Agreement dated February 27, 1996, among Luby's Cafeterias, Inc., Certain Lenders, and NationsBank of Texas, N.A. (filed as Exhibit 4(e) to the Company's Quarterly Report on Form 10-Q for the quarter ended February 29, 1996, and incorporated herein by reference).

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

           10(i) Employment Contract dated January 12, 1996, between Luby's Cafeterias, Inc. and John B. Lahourcade (filed as Exhibit 10(i) to the Company's Quarterly Report on Form 10-Q for the quarter ended February 29, 1996, and incorporated herein by reference).

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


                                  LUBY'S CAFETERIAS, INC.
                                  (Registrant)



                                  By:  Ralph Erben
                                       __________________________
                                       Ralph Erben
                                       Chairman of the Board and
                                       Chief Executive Officer



                                  By:  John E. Curtis, Jr.
                                       __________________________
                                       John E. Curtis, Jr.
                                       President,
                                       Chief Operating Officer, and
                                       Chief Financial Officer




Dated:  June 27, 1996
                                EXHIBIT INDEX


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

 4(e) Credit Agreement dated February 27, 1996, among Luby's Cafeterias, Inc., Certain Lenders, and NationsBank of Texas, N.A. (filed as Exhibit 4(e) to the Company's Quarterly Report on Form 10-Q for the quarter ended February 29, 1996, and incorporated herein by reference).

10(a) Form of Deferred Compensation Agreement entered into between Luby's Cafeterias, Inc. and various officers
           (filed as Exhibit 10(b) to the Company's Annual
           Report on Form 10-K for the fiscal year ended
           August 31, 1981, and incorporated herein by reference).

10(b)      Annual Incentive Plan for Area Vice Presidents of
           Luby's Cafeterias, Inc. adopted October 19, 1983
           (filed as Exhibit 10(d) to the Company's Annual Report on Form 10-K for the fiscal year ended August 31, 1983, and incorporated herein by reference).

                        EXHIBIT INDEX (continued)

Number     Document

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

10(i) Employment Contract dated January 12, 1996, between Luby's Cafeterias, Inc. and John B. Lahourcade (filed as
          Exhibit 10(i) to the Company's Quarterly Report on
          Form 10-Q for the quarter ended February 29, 1996, and incorporated herein by reference).

11        Statement re computation of per share earnings.