Form 10-K
period 1996-08-31
LUBYS CAFETERIAS INC
filed 1996-11-26
CIK 16099

FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C.   20549
(Mark One)

[X]              ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the fiscal year ended August 31, 1996
                                             OR

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the shares of Common Stock of the registrant held by non-affiliates of the registrant as of November 15, 1996, was approximately $476,448,000 (based upon the assumption that directors and officers are the only affiliates).

As of November 15, 1996, there were 23,271,600 shares of the registrant's Common Stock outstanding, exclusive of 4,131,467 treasury shares.

Portions of the following documents are incorporated by reference into the designated parts of this Form 10-K: annual report to shareholders for the fiscal year ended August 31, 1996 (in Part II) and proxy statement relating to 1997 annual meeting of shareholders (in Part III).

Item 1.  Business.

     Luby's Cafeterias, Inc. (the "Company") operates 221 cafeterias under the name "Luby's" located in suburban shopping areas in Arizona, Arkansas, Florida, Kansas, Louisiana, Mississippi, Missouri, New Mexico, Oklahoma, Tennessee, and Texas. Of the 221 cafeterias operated by the Company, 128 are at locations owned by the Company and 93 are on leased premises.

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

     Prior to 1991 the Company relied primarily on customers' word-of-mouth recommendations and community relations activities to promote its business, spending approximately .5% of sales annually on these efforts. In 1991 the Company began developing a new marketing program. Based on favorable results of radio and television advertising tests, the marketing budget increased to approximately two percent of sales for fiscal 1996. The Company intends to continue expending the majority of the marketing budget on television and radio advertising, as well as supporting the increased local marketing activities of the individual cafeterias.

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

     The Company's cafeterias cater primarily to shoppers and office or store personnel for lunch and to families for dinner. The Company's cafeterias are open for lunch and dinner seven days a week. All of the cafeterias sell take-out orders, and most of them have separate food to go entrances. Take-out orders accounted for approximately ten percent of sales in fiscal 1996.

     Each cafeteria is operated as a separate unit under the control of a manager who has responsibility for day-to-day operations, including food purchasing, menu planning, and personnel employment and supervision. Each cafeteria manager is compensated on the basis of his or her cafeteria's profits. Management believes that granting broad authority to its cafeteria managers and compensating them on the basis of their performance are significant factors in the profitability of its cafeterias. Of the 221 cafeteria managers employed by the Company, 166 have been with the Company for more than ten years. Generally, an individual is employed for a period of seven to ten years before he or she is considered qualified to become a cafeteria manager.

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

     The Company conducts a training program comprised of both on-the-job training and classroom instruction in its training facilities in San Antonio. The training program is approximately three months in duration. Management personnel receive one week of classroom instruction and spend the remaining time on practical training in operating cafeterias. In order to draw management trainees from regional talent pools, the Company has set up satellite training schools in several key cafeterias to make on-the-job training more accessible on a local level.

     As of August 31, 1996, the Company had approximately 11,680 employees, consisting of 10,890 nonmanagement cafeteria personnel; 659 cafeteria managers, associate managers, and assistant managers; and 131 executive, administrative, and clerical personnel. Employee relations are considered to be good, and the Company has never had a strike or work stoppage.

Expansion

     During the fiscal year ended August 31, 1996, the Company relocated one cafeteria in Port Arthur, Texas, closed one cafeteria in El Paso, Texas, and opened 18 new cafeterias in Surprise, Arizona; Wichita, Kansas; Nashville, Tennessee; and Arlington, Corpus Christi, Dallas, Fort Worth, Houston, Kerrville, McKinney, San Antonio, and Tomball, Texas; for a net increase of 17 units for the fiscal year.

     On September 16, 1996, the Company acquired from Triangle FoodService Corporation (formerly Wyatt Cafeterias, Inc.) 20 cafeteria locations, consisting of 12 owned sites and 8 leased locations. On October 2, 1996, the Company opened 15 of those units as "Luby's" cafeterias, located in Hot Springs, Arkansas; Joplin, Missouri; and Abilene, Dallas, Del Rio, Houston, Irving, Jacinto City, Laredo, McAllen, Mesquite, and Rosenberg, Texas. In addition, since August 31, 1996, the Company has relocated a cafeteria in Longview, Texas, and opened two new cafeterias in College Station and San Antonio, Texas.

     Ten new cafeterias are under construction in Peoria and Phoenix, Arizona; Little Rock, Arkansas; St. Petersburg, Florida; Albuquerque, New Mexico; Memphis, Tennessee; and Mesquite and San Antonio, Texas. During fiscal 1997, the Company expects to open in excess of 30 new cafeterias, including the reopened units acquired from Triangle FoodService Corporation.

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

     The costs of opening new cafeterias vary widely, depending on whether the facilities are to be leased or owned, and if owned, on site acquisition and construction costs. The Company estimates that in recent years it has cost $2,300,000 to $2,600,000 to construct, equip, and furnish a new cafeteria in a freestanding building under normal conditions, including land acquisition costs. The approximate cost to finish out, equip, and furnish a new cafeteria in a leased facility has ranged from $1,200,000 to $1,400,000. A new building prototype is now being utilized to reduce the initial investment in a typical new location.

Waterstreet Joint Venture

     In January 1996 the Company announced a joint venture agreement with Waterstreet, Inc., a seafood restaurant company operating in Corpus Christi, Fort Worth, and San Antonio, Texas. The Company plans to build three "Water Street Seafood Company" restaurants during fiscal 1997. They will be leased to the joint venture and operated by Waterstreet, Inc. One joint venture restaurant was opened in San Antonio in August 1996.

Service Marks

     The Company uses several service marks, including "Luby's" and believes that such marks are of material importance to its business. The Company has federal service mark registrations for several of such marks.

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

Item 2.  Properties.

     The Company owns the underlying land and buildings in which 128 of its cafeterias are located. In addition, the Company owns several cafeteria sites being held for future development.

     Of the 221 cafeterias operated by the Company, 93 are at locations held under leases, including 51 in regional shopping malls. Most of the leases provide for a combination of fixed-dollar and percentage rentals. Most of the leases require the lessee to pay additional amounts related to property taxes, hazard insurance, and maintenance of common areas.

     See Notes 4 and 7 of Notes to Financial Statements for information concerning the Company's lease rental expenses, lease commitments, and construction commitments. Of the 93 cafeteria leases, the current terms of 26 expire from 1997 to 2001, 25 from 2002 to 2006, and 42 thereafter.
Seventy-six of the leases can be extended beyond their current terms at the Company's option.

     A typical cafeteria seats 250 to 300 guests and contains 9,000 to 10,500 square feet of floor space. A new building prototype is now being utilized for new store openings in the latter part of fiscal 1997 which contains approximately 8,000 square feet and seats 220 guests. Most of the cafeterias are located in modern buildings and all are in good condition. It is the Company's policy to refurbish and modernize cafeterias as necessary to maintain their appearance and utility. The equipment in all cafeterias is well maintained. Several of the Company's cafeteria properties contain excess building space which is rented to tenants unaffiliated with the Company.

     The 221 cafeterias operated by the Company are located as follows (locations are in Texas except as otherwise indicated):

                            Number                                Number
Location                   of Units      Location                 of Units

Abilene                       2          Lubbock                       1
Albuquerque, New Mexico       2          Lufkin                        1
Amarillo                      2          McAllen                       3
Arlington                     3          McKinney                      1
Austin                        6          Memphis, Tennessee            3
Bartlesville, Oklahoma        1          Mesa, Arizona                 2
Baytown                       1          Mesquite                      2
Beaumont                      1          Midland                       1
Bedford                       1          Mission, Kansas               1
Bellmead                      1          Mission, Texas                1
Bossier City, Louisiana       1          Morristown, Tennessee         1
Broken Arrow, Oklahoma        1          Murfreesboro, Tennessee       1
Brownsville                   2          Muskogee, Oklahoma            1
Bryan/College Station         2          Nashville, Tennessee          3
Carrollton                    1          New Braunfels                 1
Chandler, Arizona             1          North Little Rock, Arkansas   1
Clearwater, Florida           1          Oak Ridge, Tennessee          1
Conroe                        1          Odessa                        1
Corpus Christi                4          Okalahoma City, Oklahoma      3
Dallas                       13          Pasadena                      1
Deer Park                     1          Pharr                         1
Del Rio                       1          Phoenix, Arizona              4
Denton                        1          Pinellas Park, Florida        1
DeSoto                        1          Plano                         2
Duncanville                   1          Port Arthur                   2
El Paso                       5          Richardson                    1
Fayetteville, Arkansas        1          Rosenberg                     1
Fort Smith, Arkansas          1          Round Rock                    1
Fort Worth                    9          San Angelo                    1
Franklin, Tennessee           1          San Antonio                  21
Galveston                     1          San Marcos                    1
Garland                       1          Santa Fe, New Mexico          1
Glendale, Arizona             1          Scottsdale, Arizona           1
Grand Prairie                 1          Sebring, Florida              1
Grapevine                     1          Shawnee, Oklahoma             1
Harlingen                     2          Sherman                       1
Hattiesburg, Mississippi      1          Shreveport, Louisiana         1
Hot Springs, Arkansas         1          Stafford                      1
Houston                      31          Sugar Land                    1
Humble                        1          Surprise, Arizona             1
Independence, Missouri        1          Tampa, Florida                2
Irving/Las Colinas            2          Temple                        1
Jacinto City                  1          Texarkana                     1
Joplin, Missouri              1          The Woodlands                 1
Kansas City, Missouri         2          Tomball                       1
Kerrville                     1          Topeka, Kansas                1
Killeen                       1          Tucson, Arizona               2
Kingwood                      1          Tulsa, Oklahoma               2
Lake Jackson                  1          Tyler                         2
Laredo                        2          Victoria                      1
Las Cruces, New Mexico        1          Waco                          1
Leavenworth, Kansas           1          Weslaco                       1
Lewisville                    1          Wichita, Kansas               2
Little Rock, Arkansas         1
Longview                      1

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

Item 4.  Submission of Matters to a Vote of Security Holders.

     No matter was submitted during the fourth quarter of the fiscal year ended August 31, 1996, to a vote of security holders of the Company.

Item 4A.  Executive Officers of the Registrant.

     Certain information is set forth below concerning the executive officers of the Company, each of whom has been elected to serve until the 1997 annual meeting of shareholders and until his successor is duly elected and qualified.

                          Served as
                           Officer       Positions with Company and
Name                        Since    Principal Occupation Last Five Years  Age
________________________  ________   ____________________________________  ___

Ralph Erben                1978       Chairman of the Board (since Jan.    65
                                      1996), Chief Executive Officer,
                                      Chairman of the Executive
                                      Committee, and Director; President
                                      prior to Jan. 1996.

John E. Curtis, Jr.        1982       President, Chief Operating Officer   49
                                      (since Jan. 1996), Chief Financial
                                      Officer, member of the Executive
                                      Committee, and Director; Senior
                                      Vice President 1988-1995; Treasurer
                                      1990-1995.

William E. Robson          1982       Executive Vice President-Operations   55
                                      and Director (since 1993); Senior
                                      Vice President-Operations 1992-1995;
                                      Senior Vice President-Operations
                                      Development prior to 1992.

Clyde C. Hays III          1985       Senior Vice President-Operations      45
                                      (since Jan. 1996); Vice President-
                                      Operations 1993-1995; Area Vice
                                      President prior to 1993.

Jimmy W. Woliver           1984       Senior Vice President-Operations      59
                                      (since Jan. 1996); Vice President-
                                      Operations prior to 1996.

Ronald E. Riemenschneider  1990       Vice President and Treasurer (since   38
                                      1995); Controller 1990-1995.

James R. Hale              1980       Secretary; Member of law firm of      67
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

      Fiscal Quarters                              Quarterly
      Ended                High        Low      Cash Dividend
      _________________   ______      ______    ______________

      November 30, 1994   $24.63      $22.00         $.165
      February 28, 1995    23.25       22.00          .165
      May 31, 1995         22.88       18.50          .165
      August 31, 1995      21.25       19.25          .18
      November 30, 1995    22.88       19.88          .18
      February 29, 1996    23.00       20.13          .18
      May 31, 1996         25.25       20.38          .18
      August 31, 1996      25.25       22.50          .20

    As of September 13, 1996, there were approximately 4,142 record holders of the Company's common stock.

Item 6.  Selected Financial Data.

Five Year Summary of Operations
(Thousands of dollars except per share data)
Years ended August 31,
                                  1996       1995       1994       1993      1992
                                  ________   ________   ________   ________  ________

Sales                             $450,128   $419,024   $390,692   $367,757  $346,359

Costs and expenses:
 Cost of food                      110,008    103,611     98,223     92,957    86,507
 Payroll and related costs         124,333    113,952    104,543     99,233    95,963
 Occupancy and other operating
  expenses                         132,595    123,907    113,546    104,958    99,590
 General and administrative
  expenses                          20,217     18,672     15,330     15,967    15,101
                                  ________   ________   ________   ________  ________
                                   387,153    360,142    331,642    313,115   297,161

      Income from operations        62,975     58,882     59,050     54,642    49,198

Other income (expenses):
 Interest expense                   (2,130)    (1,749)         -          -         -
 Interest and other                  1,697      1,805      1,385      1,574     1,319
                                  ________   ________   ________   ________  ________
                                      (433)        56      1,385      1,574     1,319
                                  ________   ________   ________   ________  ________
      Income before income taxes
       and accounting change        62,542     58,938     60,435     56,216    50,517

Provision for income taxes          23,334     21,923     22,663     20,687    17,924
                                  ________   ________   ________   ________  ________
      Income before accounting
       change                       39,208     37,015     37,772     35,529    32,593

Cumulative effect of change in
 accounting for income taxes             -          -      1,563          -         -
                                  ________   ________   ________   ________  ________
      Net income (a)              $ 39,208   $ 37,015   $ 39,335   $ 35,529  $ 32,593

Income per share before accounting
 change                           $   1.66   $   1.55   $   1.45   $   1.31  $   1.19

Net income per common share       $   1.66   $   1.55   $   1.51   $   1.31  $   1.19

Cash dividend declared per common
 share                            $    .74   $    .68   $    .62   $    .56  $    .51

At year-end:
 Total assets                     $335,290   $312,380   $289,668   $302,099  $276,319
 Long-term debt                   $ 41,000   $      -   $      -   $      -  $  1,384
Number of cafeterias                   204        187        176        168       162

(a) Net income in 1994 includes the cumulative effect of change in accounting for income taxes of $1,563, or $.06 per share.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

     During the last three years the Company has funded all capital expenditures from internally-generated funds, cash equivalents, short-term borrowings, and long-term debt. Capital expenditures for fiscal 1996 were $48,529,000, a 30% increase from fiscal 1995. This increase in capital expenditures resulted from the opening of 19 new cafeterias in fiscal 1996, including one relocation, as compared to 12 in fiscal 1995, which also included one relocation. In addition, the Company also purchased eight sites as land held for future use compared to ten land sites purchased during fiscal 1995.

     Capital commitments budgeted for fiscal 1997 include the purchase of 20 cafeteria locations from Triangle FoodService Corporation, formerly Wyatt Cafeterias, Inc., for approximately $14 million in cash. On October 2, 1996, 15 of these locations opened as "Luby's." Capital expenditures during fiscal 1997 to repair and refurbish these units will range from $2 million to $3 million. In addition to these locations, plans for fiscal 1997 include the opening of approximately 15 new cafeterias: seven on sites owned by the Company, two on land held under long-term ground leases, and six in regional shopping malls. In addition, two existing units will be relocated: one from a neighborhood shopping center to a regional mall, and one from a leased premise to a freestanding cafeteria on land held under a long-term ground lease. Therefore, a net increase of approximately 30 cafeterias is anticipated in fiscal 1997.

     As part of a joint venture agreement with Waterstreet, Inc. signed in January 1996, the Company also plans to build three seafood restaurants during fiscal 1997: two on sites owned by the Company and one on land held under a long-term ground lease. These "Water Street Seafood Company" restaurants will be leased by the joint venture from the Company and operated by Waterstreet, Inc. In addition, as of August 31, 1996, the Company owned 11 undeveloped cafeteria sites, and several land site acquisitions were in varying stages of negotiation. As a result of all the capital commitments discussed above, the Company expects a substantial increase in the total capital expenditures for fiscal 1997. Construction costs for the new cafeterias and seafood restaurants are expected to be funded by cash flow from operations, cash currently held in cash equivalent investments, and long-term debt.

     The Company generated cash from operations of $60,354,000 in fiscal 1996. The Company had a balance of $41,000,000 outstanding at August 31, 1996, under a $100,000,000 credit facility with a syndication of four banks. At
August 31, 1996, the Company had a working capital deficit of $35,096,000 which compares to the prior year's working capital deficit of $79,316,000.
The working capital position improved during fiscal 1996 due primarily to the renegotiation of the short-term facility to long-term debt.

     The Board of Directors authorized the purchase in the open market of up to 1,000,000 shares of the Company's outstanding common stock through December 31, 1997. During fiscal 1996 the Company purchased 252,200 shares of its common stock at a cost of $5,997,000, which are being held as treasury stock.

     The Company believes that funds generated from operations and short-term or long-term financing from external sources, which can be obtained on terms acceptable to the Company, are adequate for its foreseeable needs.

Results of Operations

Fiscal 1996 Compared to Fiscal 1995

     Sales increased $31,104,000, or 7%, due in part to the addition of 18 new cafeterias in fiscal 1996 and 11 cafeterias in fiscal 1995. The average sales volume of cafeterias opened over one year increased slightly to $2,332,000 in fiscal 1996 from $2,321,000 in fiscal 1995 due primarily to higher average tray prices over the prior year. The same-store customer count trend was negative for the first time since 1992. This decline was not wholly unexpected because all but four of the current year openings occurred in existing markets. Accordingly, our market share improved in these areas; however, customer traffic and sales at established cafeterias were negatively impacted. This, combined with increased competition and the lack of full recovery from the peso devaluation in fiscal 1995, resulted in the negative same-store customer count trend.

     Cost of food increased $6,397,000, or 6%, due primarily to the increase in sales. Food cost margins improved from the price increase on the Lu Ann Platter, which took effect on December 1, 1995. Payroll and related costs increased $10,381,000, or 9%, due primarily to the increase in sales, higher wages for hourly employees in existing cafeterias, and higher wage costs associated with increased expansion over the prior year. As the expansion rate increases for fiscal 1997 and the new Federal minimum wage increases effective October 1, 1996, the Company anticipates that payroll and related costs will increase as a percentage of sales over fiscal 1996. The Company implemented a 3% to 4% price increase on September 15, 1996, to help offset the pressure on profit margins. Occupancy and other operating expenses increased $8,688,000, or 7%, due primarily to the increase in sales and the opening of 18 new cafeterias. Since all preopening costs are expensed as incurred, the preopening expense amount included in occupancy and other operating expenses for fiscal 1997 will significantly increase due to the higher expansion rate, especially in the first quarter. During fiscal 1997 the Company plans to maintain the budget for advertising expense at 25 of sales. General and administrative expenses increased $1,545,000, or 8%, due primarily to two additional area vice president positions, higher management trainee salaries, and higher moving expenses, all associated with the increased expansion.

     Interest expense of $2,130,000 for fiscal 1996 was incurred in conjunction with borrowings under the credit facility and is net of $1,100,000 capitalized on qualifying properties. The increase over fiscal 1995 of $381,000, or 22%, was due to higher average outstanding borrowings.

     The provision for income taxes increased $1,411,000, or 6%, due to higher income before income taxes. The Company's effective income tax rate increased slightly from 37.2% in fiscal 1995 to 37.3% in fiscal 1996.

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

Item 8.  Financial Statements and Supplementary Data.

                         LUBY'S CAFETERIAS, INC.
                          FINANCIAL STATEMENTS

                Years Ended August 31, 1996, 1995, and 1994
                   with Report of Independent Auditors

Report of Independent Auditors

The Board of Directors and Shareholders
Luby's Cafeterias, Inc.

     We have audited the accompanying balance sheets of Luby's Cafeterias, Inc. at August 31, 1996 and 1995, and the related statements of income, shareholders' equity, and cash flows for each of the three years in the period ended August 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Luby's Cafeterias, Inc. at August 31, 1996 and 1995, and the results of its operations and its cash flows for each of the three years in the period ended August 31, 1996, in conformity with generally accepted accounting principles.

     As discussed in Note 6 to the financial statements, in 1994 the Company changed its method of accounting for income taxes.

                                               ERNST & YOUNG LLP
San Antonio, Texas
October 1, 1996

                            Luby's Cafeterias, Inc.
                                Balance Sheets

                                                             August 31
                                                        1996          1995
                                                      ________       _______
                                                      (Thousands of Dollars)

Assets
Current assets:
 Cash and cash equivalents                            $  2,687       $ 12,392
 Trade accounts and other receivables                      541            311
 Food and supply inventories                             4,517          4,034
 Prepaid expenses                                        3,195          2,849
 Deferred income taxes                                     418            629
                                                      ________       ________
Total current assets                                    11,358         20,215



Investments and other assets - at cost:
 Land held for future use                                8,040          9,820
 Other assets                                            4,303          3,188
                                                      ________       ________
Total investments and other assets                      12,343         13,008

Property, plant, and equipment - at cost, less
 accumulated depreciation and amortization             311,589        279,157
                                                      ________       ________
Total assets                                          $335,290       $312,380
                                                      ________       ________

Liabilities and Shareholders' Equity
Current liabilities:
 Short-term borrowings                                $      -       $ 57,000
 Accounts payable - trade                               14,568         10,969
 Dividends payable                                       4,796          4,196
 Accrued expenses and other liabilities                 24,336         24,895
 Income taxes payable                                    2,754          2,471
                                                      ________       ________
Total current liabilities                               46,454         99,531

Deferred income taxes and other credits                 22,163         20,145


Commitments                                                  -              -

Shareholders' equity:
 Common stock, $.32 par value; authorized
  100,000,000 shares, issued 27,403,067 shares           8,769          8,769
 Paid-in capital                                        26,945         26,945
 Retained earnings                                     267,374        248,973
 Less cost of treasury stock, 3,425,525
  shares in 1996 and 4,089,935 shares in
  1995                                                 (77,415)       (91,983)
                                                      ________       ________
Total shareholders' equity                             225,673        192,704
                                                      ________       ________

Total liabilities and shareholders' equity            $335,290       $312,380
                                                      ________       ________

See accompanying notes.
                             Luby's Cafeterias, Inc.
                              Statements of Income

                                              Years Ended August 31
                                         1996           1995          1994
                                       ________       ________       ________
                                  (Thousands of dollars except per share data)

Sales                                  $450,128       $419,024       $390,692

Costs and expenses:
 Cost of food                           110,008        103,611         98,223
 Payroll and related costs              124,333        113,952        104,543
 Occupancy and other operating
  expenses                              132,595        123,907        113,546
 General and administrative expenses     20,217         18,672         15,330
                                       ________       ________       ________
                                        387,153        360,142        331,642
                                       ________       ________       ________
Income from operations                   62,975         58,882         59,050

Interest expense                         (2,130)        (1,749)             -

Other income, net                         1,697          1,805          1,385
                                       ________       ________       ________

Income before income taxes and
 cumulative effect of change in method
 of accounting for income taxes          62,542         58,938         60,435

Provision for income taxes:
 Current                                 20,940         21,750         18,909
 Deferred                                 2,394            173          3,754
                                       ________       ________       ________
                                         23,334         21,923         22,663
                                       ________       ________       ________
Income before cumulative effect of
 change in method of accounting for
 income taxes                            39,208         37,015         37,772

Cumulative effect of change in
 method of accounting for income
 taxes                                        -              -          1,563
                                       ________       ________       ________
Net income                             $ 39,208       $ 37,015       $ 39,335
                                       ________       ________       ________
Earnings per share:
 Income before cumulative effect of
  change in method of accounting for
  income taxes                         $   1.66       $   1.55       $   1.45

 Cumulative effect of change in
  method of accounting for income
  taxes                                       -              -            .06
                                       ________       ________       ________
Net income per share                   $   1.66       $   1.55       $   1.51
                                       ________       ________       ________

See accompanying notes.

                               Luby's Cafeterias, Inc.
                         Statements of Shareholders' Equity

                                 Common Stock                                  Total
                           Issued           Treasury      Paid-In   Retained Shareholders'
                       Shares  Amount    Shares   Amount  Capital   Earnings   Equity
__________________________________________________________________________________________
                             (Amounts in thousands except per share data)
Balance at
 August 31, 1993       27,403 $ 8,769    (176)  $(3,072)  $ 27,037   $206,214  $238,948
Net income for the
 year                       -       -       -         -          -     39,335    39,335
Common stock issued
 under stock option
 plan, net of shares
 tendered in partial
 payment                    -       -     159     3,360        (92)      (744)    2,524
Cash dividends,
 $.615 per share            -       -       -         -          -    (15,791)  (15,791)
Purchases of treasury
 stock                      -       -  (2,268)  (51,490)         -          -   (51,490)
                       ______  ______  ______   _______    _______    _______   _______
Balance at
 August 31, 1994       27,403   8,769  (2,285)  (51,202)    26,945    229,014   213,526
Net income for the
 year                       -       -       -         -          -     37,015    37,015
Common stock issued
 under employee bene-
 fit plans, net of
 shares tendered in
 partial payment            -       -     195     4,395          -     (1,086)    3,309
Cash dividends,
 $.675 per share            -       -       -         -          -    (15,970)  (15,970)
Purchases of treasury
 stock                      -       -  (2,000)  (45,176)         -          -   (45,176)
                       ______  ______  ______   _______    _______    _______   _______
Balance at
 August 31, 1995       27,403   8,769  (4,090)  (91,983)    26,945    248,973   192,704
Net income for the
 year                       -       -       -         -          -     39,208    39,208
Common stock issued
 under employee bene-
 fit plans, net of
 shares tendered in
 partial payment and
 including tax benefits     -       -     916    20,565          -     (3,218)   17,347
Cash dividends,
 $.74 per share             -       -       -         -          -    (17,589)  (17,589)
Purchases of treasury
 stock                      -       -    (252)   (5,997)         -          -    (5,997)
                       ______  ______  ______    _______   _______    _______   _______
Balance at
 August 31, 1996       27,403 $ 8,769  (3,426)  $(77,415) $ 26,945   $267,374  $225,673
                       ______  ______  ______    _______   _______    _______   _______

See accompanying notes.

                             Luby's Cafeterias, Inc.
                            Statements of Cash Flows

                                               Years Ended August 31
                                          1996          1995           1994
                                        ________      ________       ________
                                                (Thousands of dollars)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                             $ 39,208       $ 37,015       $ 39,335
Adjustments to reconcile net income
 to net cash provided by operating
 activities:
  Depreciation and amortization          17,693         16,417         15,700
  Cumulative effect of change in
   method of accounting                       -              -         (1,563)
  (Gain) loss on disposal of land
   held for future use                        -           (106)            69
  (Gain) loss on disposal of
   property, plant, and equipment            31           (313)            23
                                       ________       ________       ________
Cash provided by operating
 activities before changes in
 operating assets and liabilities        56,932         53,013         53,564

Changes in operating assets and
 liabilities:
  (Increase) decrease in trade
   accounts and other receivables          (230)           (36)           327
  Increase in food and supply inventories  (483)          (183)          (425)
  Increase in prepaid expenses             (346)            (9)          (373)
  Increase in other assets               (1,115)          (353)          (460)
  Increase (decrease) in accounts
   payable - trade                        2,441          1,368            (87)
  Increase (decrease) in accrued
   expenses and other liabilities          (337)         3,082         (4,832)
  Increase (decrease) in income
   taxes payable                          1,263           (479)           157
  Increase (decrease) in deferred
   income taxes and other credits         2,229             (5)         4,275
                                        _______       ________       ________
Net cash provided by operating
 activities                              60,354         56,398         52,146

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from disposal of land
 held for future use                          -            495            955
Proceeds from disposal of property,
 plant, and equipment                       153            474            182
Purchases of land held for future use    (5,776)        (7,531)        (3,470)
Purchases of property, plant, and
 equipment                              (42,753)       (29,715)       (26,252)
                                        _______       ________        ________
Net cash used in investing
 activities                             (48,376)       (36,277)       (28,585)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common
 under stock option plans                16,145          3,196          2,524
Net proceeds (payments) of
 short-term borrowings                  (57,000)        40,000         17,000
Proceeds from long-term debt            268,000              -              -
Reductions of long-term debt           (227,000)             -              -
Purchases of treasury stock              (4,839)       (45,916)       (50,750)
Dividends paid                          (16,989)       (15,918)       (15,731)
                                        _______        _______        _______
Net cash used in financing activities   (21,683)       (18,638)       (46,957)
                                        _______        _______        _______
Net increase (decrease) in cash
 and cash equivalents                    (9,705)         1,483        (23,396)

Cash and cash equivalents at
 beginning of year                       12,392         10,909         34,305
                                       ________       ________       ________
Cash and cash equivalents at end
 of year                               $  2,687       $ 12,392       $ 10,909

                                       ________       ________       ________
See accompanying notes.

                           Luby's Cafeterias, Inc.
                       Notes to Financial Statements
                      August 31, 1996, 1994, and 1994

1.  Significant Accounting Policies

Nature of Operations

     Luby's Cafeterias, Inc. (the Company), based in San Antonio, Texas, owns and operates cafeterias in the southern United States. As of August 31, 1996, the Company operated a total of 204 units. The Company locates its cafeterias convenient to shopping and business developments as well as to residential areas. Accordingly, the cafeterias cater primarily to shoppers, store and office personnel at lunchtime, and to families at dinner.

Inventories

     The food and supply inventories are stated at the lower of cost (first-in, first-out) or market.

Depreciation and Amortization

     The Company depreciates the cost of plant and equipment over their estimated useful lives using both straight-line and accelerated methods. Leasehold improvements are amortized over the related lease lives, which are in some cases shorter than the estimated useful lives of the improvements.

Long-Lived Assets

     In March 1995, the Financial Accounting Standards Board (FASB) issued Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of," which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount.
Statement No. 121 also addresses the accounting for long-lived assets that are expected to be disposed of. The Company will adopt Statement 121 in the first quarter of 1997 and, based on current circumstances, does not believe the effect of adoption will be material.

Statement of Cash Flows

     For purposes of the statement of cash flows, the Company considers all highly liquid financial instruments purchased with an original maturity of three months or less to be cash equivalents.

Preopening Expenses

     New store preopening costs are expensed as incurred.

Advertising Expenses

     Advertising costs are expensed as incurred.

Income Taxes

     Deferred income taxes are computed using the liability method. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities (temporary differences) and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

Stock Options

     Proceeds from the sale of common stock issued under the stock option plans and related tax benefits which accrue to the Company are accounted for as capital transactions, and no charges or credits are made to income in connection with the plans.

Use of Estimates

     In preparing financial statements in conformity with generally accepted accounting principles, management is required to make estimates and assumptions that affect the reported amount of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reporting period. Actual results could differ from these estimates.

2.  Property, Plant, and Equipment

     The cost and accumulated depreciation of property, plant, and equipment at August 31, 1996 and 1995, together with the related estimated useful lives used in computing depreciation and amortization, are reflected below:

                                                                  Estimated
                                        1996         1995        Useful Lives
                                      ________     ________    _______________
                                      (Thousands of dollars)

Land                                  $ 74,699     $ 66,405           -
Cafeteria equipment and
 furnishings                           117,227      106,540      3 to 10 years
Buildings                              209,404      181,389     20 to 40 years
Leasehold and leasehold
 improvements                           46,403       43,752     Term of leases
Office furniture and equipment           2,536        2,271      5 to 10 years
Transportation equipment                   688          674            5 years
Construction in progress                 7,506        9,225                  -
                                      ________     ________

                                       458,463      410,256

Less accumulated depreciation
 and amortization                      146,874      131,099
                                      ________     ________

                                      $311,589     $279,157
                                      ________     ________

     Total interest expense incurred for 1996, 1995, and 1994 was $3,230,000, $2,644,000, and $288,000, respectively, which approximated the amount paid in each year. The amounts capitalized on qualifying properties in 1996, 1995, and 1994 were $1,100,000, $895,000, and $288,000, respectively.

3.  Debt

     As of August 31, 1995, $57,000,000 in short-term borrowings was outstanding under a $100 million line-of-credit which expired in December 1995. The weighted average interest rate for short-term borrowings based on the number of days outstanding was 6.4% for 1995.

     During 1996 the Company entered into a new $100 million credit facility with a syndication of four banks. As part of this credit facility, the Company has a revolving credit agreement which allows borrowings for varying periods through February 27, 2001, at the lower of the prime rate or other rate options available at the time of borrowing. The credit facility includes a maximum commitment for letters of credit of $20 million. The Company pays a facility fee of .1% on the total commitment. The credit facility contains business covenants which, among other things, impose certain financial restrictions on the Company relating primarily to leverage and net worth. As of August 31, 1996, the balance outstanding under the revolving credit agreement was $41 million at an interest rate of 5.7%.

     At August 31, 1996, letters of credit of approximately $4,244,000 have been issued as security for the payment of insurance obligations classified as accrued expenses on the balance sheet.

4.  Leases

     The Company conducts a major part of its operations from facilities which are leased under noncancelable lease agreements. Most of the leases are for periods of ten to 25 years and provide for contingent rentals based on sales in excess of a base amount. Approximately 80% of the leases contain renewal options ranging from five to 30 years.

     Annual future minimum lease payments under noncancelable operating leases as of August 31, 1996, are as follows:
                                                    (Thousands of dollars)
Years ending August 31:
 1997                                                       $ 6,386
 1998                                                         6,570
 1999                                                         6,623
 2000                                                         6,470
 2001                                                         6,231
 Thereafter                                                  52,516
                                                            _______
Total minimum lease payments                                $84,796
                                                            _______

     Total rent expense for operating leases for the years ended August 31, 1996, 1995, and 1994 was as follows:

                                       1996        1995        1994
                                    ________     ________    ________
                                          (Thousands of dollars)

Minimum rentals                     $  5,807     $  5,477     $  5,141
Contingent rentals                     1,126        1,229        1,436
                                    ________     ________     ________

                                    $  6,933     $  6,706     $  6,577
                                    ________     ________     ________


5.  Employee Benefit Plans and Agreements

Incentive Compensation

     The Company has various incentive compensation plans covering officers and other key employees that are based upon the achievement of specified earnings goals and performance factors. Awards under the plans are payable in cash and/or in shares of common stock. Charges to expense for current and future distributions under the plans amounted to $400,000, $431,000, and $1,481,000 in 1996, 1995, and 1994, respectively. During the years ended August 31, 1996, 1995, and 1994, 10,590, 4,820, and -0- shares of common stock were issued under the plans out of treasury stock, respectively.

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

     In 1990 the Company adopted a new Management Incentive Stock Plan to replace the Employee Stock Option Plan and to provide for market-based incentive awards, including stock options, stock appreciation rights, restricted stock, and performance share awards. Under the terms of the Management Incentive Stock Plan, nonqualified options and incentive stock options totaling 2,700,000 shares of the Company's common stock are reserved for grants to the officer group, certain administrative personnel, and cafeteria management personnel. Stock options may be granted at prices not less than 100% of fair market value at date of grant. Options granted to the participants of the plan are exercisable over staggered periods and expire, depending upon the type of grant, in five to seven years. The plan provides for various vesting methods, depending upon the category of personnel.

     Following is a summary of activity in the stock option plans for the three years ended August 31, 1996, 1995, and 1994:

                                                  Common
                                Option Price      Shares       Options     Options
                                 Per Share       Reserved    Outstanding  Exercisable
                              ________________   _________   ___________  ___________

Balances - August 31, 1993    $14.83 to $23.25   2,654,694    1,876,169    212,434
Granted                        21.75 to  21.75           -      370,725         -
Became exercisable             15.00 to  23.25           -            -    246,327
Cancelled or expired           15.00 to  23.25           -     (139,294)   (41,633)
Exercised                      14.83 to  17.88    (191,366)    (191,366)  (191,366)
                                                 _________    _________    _______
Balances - August 31, 1994     15.00 to  23.25   2,463,328    1,916,234    225,762
Granted                        22.75 to  23.75           -      136,100          -
Became exercisable             15.00 to  23.75           -            -    582,379
Cancelled or expired           15.00 to  23.75           -     (95,467)   (43,552)
Exercised                      15.00 to  21.75    (209,753)    (209,753)  (209,753)
                                                 _________    _________    _______
Balances - August 31, 1995     15.00 to  23.75   2,253,575    1,747,114    554,836
Granted                        21.00 to  21.63           -      223,648          -
Became exercisable             15.00 to  23.75           -            -  1,167,766
Cancelled or expired           16.42 to  23.75           -      (53,415)   (38,903)
Exercised                      15.00 to  23.25    (980,600)    (980,600)  (980,600)
                                                 _________    _________   ________
Balances - August 31, 1996    $15.00 to $23.75   1,272,975      936,747    703,099
                                                 _________    _________   ________

Deferred Compensation

     Deferred compensation agreements exist for several key management employees, all of whom are current or former officers. Under the agreements, the Company is obligated to provide for each such employee or his beneficiaries, during a period of ten years after the employee's death, disability, or retirement, annual benefits ranging from $15,500 to $43,400. The estimated present value of future benefits to be paid is being accrued over the period from the effective date of the agreements until the expected retirement dates of the participants. The net expense incurred for this plan for the years ended August 31, 1996, 1995, and 1994 amounted to $239,000, $79,000, and $78,000, respectively.

     The Company also has a Supplemental Executive Retirement Plan (SERP) for key executives and officers. The SERP is a "target" benefit plan, with the annual lifetime benefit based upon a percentage of average salary during the final five years of service at age 65, offset by several sources of income including benefits payable under deferred compensation agreements, if applicable, the profit sharing plan, and Social Security. SERP benefits will be paid from the Company's assets. The net expense incurred for this plan for the year ended August 31, 1996, was $80,000, and the unfunded accumulated benefit obligation as of August 31, 1996, was approximately $250,000.

Profit Sharing

     The Company has a profit sharing plan and retirement trust covering substantially all employees who have attained the age of 21 years and have completed one year of continuous service. The plan is administered by a corporate trustee, is a "qualified plan" under Section 401(a) of the Internal Revenue Code, and provides for the payment of the employee's vested portion of the plan upon retirement, termination, disability, or death. The plan is funded by contributions of a portion of the net earnings of the Company. The plan provides that for each fiscal year in which the Company's net income (before income taxes and before any contribution to the plan) meets certain minimum standards, the Company is obligated to contribute to the plan, at a minimum, an amount equal to a defined percentage of the participants' compensation. In no event will the required contribution exceed 10% of the Company's income before income taxes and before any contribution to the plan. The Company's annual contribution to the plan amounted to $5,100,000, $4,888,000, and $1,886,000, for 1996, 1995, and 1994, respectively.

6.  Income Taxes

     The Company adopted FASB Statement No. 109, "Accounting for Income
Taxes," in 1994.   The effect of the change on pretax income from continuing
operations for the year ended August 31, 1994, was not material; however, the cumulative effect of the change increased net income in fiscal 1994 by $1,563,000, or $.06 per share.

     The tax effect of temporary differences results in deferred income tax assets and liabilities as of August 31 as follows:

                                                    1996          1995
                                                  ________    ___________
                                                   (Thousands of dollars)

Deferred tax liabilities:
   Amortization of capitalized interest            $   494        $   522
   Depreciation and amortization                    19,085         17,566
   Deferred compensation                              (779)          (766)
   Other                                             1,083            378
                                                   _______        _______
     Total deferred tax liabilities                  19,883         17,700
Deferred tax asset:
   Workers' compensation insurance                     418            629
                                                   _______        _______
Net deferred tax liabilities                       $19,465        $17,071
                                                   _______        _______

     The reconciliation of the provision for income taxes to the expected income tax expense (computed using the statutory tax rate) is as follows:

                              1996               1995               1994
                        Amount      %       Amount      %       Amount     %
                        _______   ____      _______   ____     _______   ____
                     (Thousands of dollars and as a percent of pretax income)

Normally expected
 income tax expense     $21,890   35.0%     $20,628   35.0%    $21,152   35.0%

State income taxes        1,488    2.4        1,616    2.7       1,625    2.7

Jobs tax credits             (1)     -         (151)   (.2)       (260)   (.4)

Other differences           (43)   (.1)        (170)   (.3)        146     .2
                        _______   ____      _______   ____      ______   ____

                        $23,334   37.3%     $21,923   37.2%    $22,663   37.5%
                        _______   ____      _______   ____      ______   ____

     Cash payments for income taxes for 1996, 1995, and 1994 were $19,677,000, $22,229,000, and $18,752,000, respectively.

7.  Commitments

     At August 31, 1996, the Company had seven cafeterias under construction. The aggregate unexpended costs under the construction contracts were approximately $5,469,000.

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

     The Board of Directors authorized the purchase in the open market of up to 1,000,000 shares of the Company's outstanding common stock through December 31, 1997. During 1996 the Company purchased 252,200 shares of its common stock at a cost of $5,997,000, which are being held as treasury stock.

9.  Per Share Information

     The weighted average number of shares used in the net income per share computation was 23,688,813 for 1996, 23,908,087 for 1995, and 25,981,840 for
1994.

10.  Accrued Expenses and Other Liabilities

     Accrued expenses and other liabilities at August 31 consisted of:

                                               1996             1995
                                              _______          _______
                                               (Thousands of dollars)

Salaries and bonuses                          $ 6,185          $ 7,542
Rent                                              777              841
Taxes, other than income                        5,742            4,886
Profit sharing plan                             5,057            4,888
Insurance                                       6,273            6,417
Other                                             302              321
                                              _______          _______
                                              $24,336          $24,895
                                              _______          _______

11.  Quarterly Financial Information (Unaudited)

     The following is a summary of quarterly unaudited financial information for 1996 and 1995:
                                           Three Months Ended
                           November 30,  February 29,   May 31,    August 31,
                              1995          1996         1996         1996
                           ________      ________     ________     _________
                             (Thousands of dollars except per share data)

Sales                      $108,337      $108,835     $117,132      $115,824
Gross profit                 51,027        52,634       57,140        54,986
Net income                    8,565         9,322       10,964        10,357
Net income per share            .37           .40          .46           .43

                                           Three Months Ended
                           November 30,  February 28,   May 31,    August 31,
                              1994          1995         1995         1995
                           ________      ________     ________     _________
                             (Thousands of dollars except per share data)

Sales                      $101,446       $100,570     $106,899     $110,109
Gross profit                 48,361         48,446       51,523       53,131
Net income                    8,683          8,582        9,907        9,843
Net income per share            .35            .36          .42          .42

12.  Subsequent Event

     On September 16, 1996, the Company purchased the assets of 20 cafeteria locations from Triangle FoodService Corporation, formerly Wyatt Cafeterias, Inc., for approximately $14 million in cash.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

     Not applicable.
                                    PART III

Item 10. Directors and Executive Officers of the Registrant.

     There is incorporated in this Item 10 by reference that portion of the Company's definitive proxy statement for the 1997 annual meeting of shareholders appearing therein under the captions "Election of Directors" and "Information Concerning Directors and Executive Officers." See also the information in Item 4A of Part I of this Report.

Item 11. Executive Compensation.

     There is incorporated in this Item 11 by reference that portion of the Company's definitive proxy statement for the 1997 annual meeting of shareholders appearing therein under the caption "Executive Compensation."

Item 12. Security Ownership of Certain Beneficial Owners and
         Management.

     There is incorporated in this Item 12 by reference that portion of the Company's definitive proxy statement for the 1997 annual meeting of shareholders appearing therein under the captions
"Principal Shareholders" and "Management Shareholders."

Item 13. Certain Relationships and Related Transactions.

     There is incorporated in this Item 13 by reference that portion of the Company's definitive proxy statement for the 1997 annual meeting of shareholders appearing therein under the caption "Certain Relationships and Related Transactions."

                                  PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

     (a) Documents.

     1. Financial Statements

     The following financial statements are filed as part of this Report:

     Balance sheets at August 31, 1996 and 1995

     Statements of income for each of the three years in the period ended August 31, 1996

     Statements of shareholders' equity for each of the three years in the period ended August 31, 1996

     Statements of cash flows for each of the three years in the period ended August 31, 1996

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

     3(b)  -  Amendment to Bylaws of Luby's Cafeterias, Inc. adopted July 12,
              1996.

     3(c)  -  Bylaws of Luby's Cafeterias, Inc. as currently in effect.

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

     4(e)  -  Credit Agreement dated February 27, 1996, among Luby's
              Cafeterias, Inc., Certain Lenders, and NationsBank of Texas, N.A. (filed as Exhibit 4(e) to the Company's Quarterly Report on Form 10-Q for the quarter ended February 29, 1996, and incorporated herein by reference).

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

    10(i) - Employment Contract dated January 12, 1996, between Luby's Cafeterias, Inc. and John B. Lahourcade (filed as Exhibit 10(i) to the Company's Quarterly Report on Form 10-Q for the quarter ended February 29, 1996, and incorporated herein by reference).

    10(j) - Luby's Cafeterias, Inc. Supplemental Executive Retirement Plan dated May 30, 1996.

    10(k)  -  Luby's Cafeterias, Inc. Welfare Benefit Plan Trust dated July
              18, 1996.

    11    -   Statement re computation of per share earnings.

    21    -   Subsidiaries of Luby's Cafeterias, Inc.

    99(a) -   Consent of Ernst & Young LLP.

    (b)  Reports on Form 8-K.

     No reports on Form 8-K have been filed during the last quarter of the period covered by this Report.

                                SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  November 26, 1996                  LUBY'S CAFETERIAS, INC.
                                          (Registrant)


                                        By:  JOHN E. CURTIS, JR.
                                            ___________________________
                                            John E. Curtis, Jr., President


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature and Date                           Name and Title

RALPH ERBEN                                  Ralph Erben, Chairman
_______________________________              of the Board, Chief Executive
November 26, 1996                            Officer, and Director

JOHN E. CURTIS, JR.                          John E. Curtis, Jr., President,
_______________________________              Chief Operating Officer, Chief
November 26, 1996                            Financial Officer, and Director

WILLIAM E. ROBSON                            William E. Robson, Executive Vice
________________________________             President-Operations, and
                                             Director
November 26, 1996

RONALD E. RIEMENSCHNEIDER                    Ronald E. Riemenschneider, Vice
________________________________             President, Treasurer, and
November 26, 1996                            Principal Accounting Officer

LAURO F. CAVAZOS                             Lauro F. Cavazos, Director
________________________________
November 26, 1996

DAVID B. DAVISS                              David B. Daviss, Director
________________________________
November 26, 1996

ROGER R. HEMMINGHAUS                         Roger R. Hemminghaus, Director
________________________________
November 26, 1996

JOHN B. LAHOURCADE                           John B. Lahourcade, Director
________________________________
November 26, 1996

WALTER J. SALMON                             Walter J. Salmon, Director
________________________________
November 26, 1996

GEORGE H. WENGLEIN                           George H. Wenglein, Director
________________________________
November 26, 1996

JOANNE WINIK                                 Joanne Winik, Director
________________________________
November 26, 1996

                               EXHIBIT INDEX


 Exhibit
                 Page

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

     3(b)  -  Amendment to Bylaws of Luby's Cafeterias, Inc. adopted July 12,
              1996.

     3(c)  -  Bylaws of Luby's Cafeterias, Inc. as currently in effect.

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

     4(e)  -  Credit Agreement dated February 27, 1996, among Luby's
              Cafeterias, Inc., Certain Lenders, and NationsBank of Texas, N.A. (filed as Exhibit 4(e) to the Company's Quarterly Report on Form 10-Q for the quarter ended February 29, 1996, and incorporated herein by reference).

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

    10(i) - Employment Contract dated January 12, 1996, between Luby's Cafeterias, Inc. and John B. Lahourcade (filed as Exhibit 10(i) to the Company's Quarterly Report on Form 10-Q for the quarter ended February 29, 1996, and incorporated herein by reference).

    10(j) - Luby's Cafeterias, Inc. Supplemental Executive Retirement Plan dated May 30, 1996.

    10(k)  -  Luby's Cafeterias, Inc. Welfare Benefit Plan Trust dated July
              18, 1996.

    11    -   Statement re computation of per share earnings.

    21    -   Subsidiaries of Luby's Cafeterias, Inc.

    99(a) -   Consent of Ernst & Young LLP.