Form 10-K/A
period 1996-08-31
LUBYS CAFETERIAS INC
filed 1996-11-27
CIK 16099

FORM 10-K/A
                                 AMENDMENT NO. 1

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

                                  PART II

Item 8.  Financial Statements and Supplementary Data.

                            Luby's Cafeterias, Inc.
                                Balance Sheets
                                                             August 31
                                                        1996          1995
                                                      ________       _______
                                                      (Thousands of Dollars)
Assets
Current assets:
 Cash and cash equivalents                            $  2,687       $ 12,392
 Trade accounts and other receivables                      541            311
 Food and supply inventories                             4,517          4,034
 Prepaid expenses                                        3,195          2,849
 Deferred income taxes                                     418            629
                                                      ________       ________
Total current assets                                    11,358         20,215

Investments and other assets - at cost:
 Land held for future use                                8,040          9,820
 Other assets                                            4,303          3,188
                                                      ________       ________
Total investments and other assets                      12,343         13,008

Property, plant, and equipment - at cost, less
 accumulated depreciation and amortization             311,589        279,157
                                                      ________       ________
Total assets                                          $335,290       $312,380
                                                      ________       ________

Liabilities and Shareholders' Equity
Current liabilities:
 Short-term borrowings                                $      -       $ 57,000
 Accounts payable - trade                               14,568         10,969
 Dividends payable                                       4,796          4,196
 Accrued expenses and other liabilities                 24,336         24,895
 Income taxes payable                                    2,754          2,471
                                                      ________       ________
Total current liabilities                               46,454         99,531

Long-term debt                                          41,000              -

Deferred income taxes and other credits                 22,163         20,145

Commitments                                                  -              -

Shareholders' equity:
 Common stock, $.32 par value; authorized
  100,000,000 shares, issued 27,403,067 shares           8,769          8,769
 Paid-in capital                                        26,945         26,945
 Retained earnings                                     267,374        248,973
 Less cost of treasury stock, 3,425,525
  shares in 1996 and 4,089,935 shares in
  1995                                                 (77,415)       (91,983)
                                                      ________       ________
Total shareholders' equity                             225,673        192,704
                                                      ________       ________

Total liabilities and shareholders' equity            $335,290       $312,380
                                                      ________       ________
See accompanying notes.

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