Form 10-Q
period 1996-11-30
LUBYS CAFETERIAS INC
filed 1997-01-10
CIK 16099

FORM 10-Q

               SECURITIES AND EXCHANGE COMMISSION

                    Washington, D. C. 20549

(Mark One)

[x]    QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 1996

                               OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934

For the transition period from
to

Commission file number:  1-8308

                           LUBY'S CAFETERIAS, INC.
______________________________________________________________________________
             (Exact name of registrant as specified in its charter)


            Delaware                                       74-1335253
____________________________                         _________________________
(State or other jurisdiction of                         (I.R.S. Employer
incorporation or organization)                         Identification No.)

         2211 Northeast Loop 410, P. O. Box 33069
                  San Antonio, Texas                        78265-3069
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

        Common Stock:  23,293,101 shares outstanding as of November 30, 1996
                      (exclusive of 4,109,966 treasury shares)

                     Part I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

                        LUBY'S CAFETERIAS, INC.
              STATEMENTS OF INCOME AND RETAINED EARNINGS
                              (UNAUDITED)
                                                  Three Months Ended
                                                      November 30,
                                               1996                1995
                                               ____                ____
                                                (Amounts in thousands
                                                 except per share data)

Sales                                        $122,287            $108,337

Costs and expenses:
  Cost of food                                 30,389              27,006
  Payroll and related costs                    36,011              30,304
  Occupancy and other operating expenses       36,906              32,172
  General and administrative expenses           5,563               4,973
                                             ________            ________
                                              108,869              94,455
                                             ________            ________
     Income from operations                    13,418              13,882

Interest expense                                 (653)               (528)
Other income, net                                 301                 350
                                             ________            ________
     Income before income taxes                13,066              13,704

Provision for income taxes                      4,900               5,139
                                             ________            ________
     Net income                                 8,166               8,565

Retained earnings at beginning of period      267,374             248,973

Cash dividends                                 (4,647)             (4,200)

Treasury stock transactions                      (261)               (195)
                                             ________            ________
Retained earnings at end of period           $270,632            $253,143
                                             ________            ________
Net income per share                             $.35                $.37
                                             ________            ________
Cash dividend per share                          $.20                $.18
                                             ________            ________
Average number of shares outstanding           23,614              23,322

See accompanying notes.

                        LUBY'S CAFETERIAS, INC.
                        CONDENSED BALANCE SHEETS
                              (UNAUDITED)


                                                November 30,   August 31,
                                                    1996          1996
                                                    ____          ____
                                                  (Thousands of dollars)
                                 ASSETS

Current assets:
  Cash and cash equivalents                     $  3,977        $  2,687
  Trade accounts and other receivables               565             541
  Food and supply inventories                      4,133           4,517
  Prepaid expenses                                 2,610           3,195
  Deferred income taxes                              476             418
                                                ________        ________
    Total current assets                          11,761          11,358

Investments and other assets - at cost            22,000          12,343
Property, plant, and equipment - at cost, net    327,705         311,589

                                                ________        ________
                                                $361,466        $335,290
                                                ________        ________


                  LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable - trade                      $ 10,431        $ 14,568
  Dividends payable                                4,659           4,796
  Accrued expenses and other liabilities          20,657          24,336
  Income taxes payable                             6,206           2,754
                                                ________        ________
    Total current liabilities                     41,953          46,454

Long-term debt                                    84,000          41,000
Deferred income taxes and other credits           22,258          22,163

Shareholders' equity:
  Common stock                                     8,769           8,769
  Paid-in capital                                 26,945          26,945
  Retained earnings                              270,632         267,374
  Less cost of treasury stock                    (93,091)        (77,415)
                                                ________        ________
    Total shareholders' equity                   213,255         225,673
                                                ________        ________
                                                $361,466        $335,290
                                                ________        ________

See accompanying notes.

                        LUBY'S CAFETERIAS, INC.
                   CONDENSED STATEMENTS OF CASH FLOWS
                              (UNAUDITED)

                                                     Three Months Ended
                                                         November 30,
                                                      1996         1995
                                                      ____         ____
                                                  (Thousands of dollars)

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                        $ 8,166    $ 8,565
  Adjustments to reconcile net income to net
    cash provided by operating activities:
      Depreciation and amortization                   4,831      4,276
      Decrease in accrued expenses
        and other liabilities                        (3,564)    (5,797)
      Other                                           1,970      2,923
                                                    _______    _______
        Net cash provided by operating activities    11,403      9,967
                                                    _______    _______

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of land held for future use             (10,072)    (3,341)
  Purchases of property, plant, and equipment       (20,947)    (7,706)
                                                    _______    _______

        Net cash used in investing activities       (31,019)   (11,047)
                                                    _______    _______
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of common stock
    under stock option plan                             950         80
  Net proceeds from short-term borrowings               ---      3,000
  Proceeds from long-term debt                      220,000        ---
  Reductions of long-term debt                     (177,000)       ---
  Purchases of treasury stock                       (18,260)       ---
  Dividends paid                                     (4,784)    (4,196)
                                                    _______    _______
        Net cash provided by (used in)
          financing activities                       20,906     (1,116)
                                                    _______    _______
Net increase (decrease) in cash
  and cash equivalents                                1,290     (2,196)

Cash and cash equivalents at beginning of period      2,687     12,392
                                                    _______    _______
Cash and cash equivalents at end of period          $ 3,977    $10,196
                                                    _______    _______

See accompanying notes.

                        LUBY'S CAFETERIAS, INC.
                     NOTES TO FINANCIAL STATEMENTS
                           November 30, 1996
                              (UNAUDITED)

Note 1: All adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim periods have been made. All such adjustments are of a normal recurring nature. The results for the interim period are not necessarily indicative of the results to be expected for the full year.

Item 2.Management's Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

Cash and cash equivalents increased by $1,290,000 from the end of the preceding fiscal year to November 30, 1996. All capital expenditures for fiscal 1997 are being funded from cash flows from operations, cash equivalents, and long-term debt. Capital expenditures for the three months ended November 30, 1996, were $31,019,000, including approximately $14 million for the purchase of 20 cafeteria locations from Triangle FoodService Corporation, formerly Wyatt Cafeterias, Inc. As of November 30, 1996, the Company owned 11 undeveloped land sites and nine land sites on which cafeterias are under construction.

During the three months ended November 30, 1996, the Company purchased 747,800 shares of its common stock at a cost of $17,102,000, which are being held as treasury stock. To complete the treasury stock purchases and fund capital expenditures, the Company required external financing and borrowed funds under a $100,000,000 line-of-credit agreement. As of November 30, 1996, the amount outstanding under this line of credit was $84,000,000. The Company believes that additional financing from external sources can be obtained on terms acceptable to the Company in the event such financing is required.

Results of Operations

Quarter ended November 30, 1996 compared to the quarter ended November 30, 1995.

Sales increased $13,950,000, or 12.9%, due to the addition of 17 new cafeterias in fiscal 1997 and 18 in fiscal 1996.

Cost of food increased $3,383,000, or 12.5%, due primarily to the increase in sales. Payroll and related costs increased $5,707,000, or 18.8%, due primarily to the increase in sales, the higher Federal minimum wage effective October 1, 1996, and higher wage costs associated with the significant
increase in expansion over the prior year.   Labor costs are typically higher
in new units due to the significant amount of training during the early months. Occupancy and other operating expenses increased $4,734,000, or 14.7%, due primarily to the increase in sales and the opening of 17 new cafeterias. All preopening and other start-up costs are expensed as incurred, including costs for the initial shipments of china, silverware, and glassware. The total impact of opening the 15 former Wyatt's locations caused net income for the quarter to be lower by $.045 per share. General and administrative expenses increased $590,000, or 11.9%, due primarily to higher legal and professional fees, higher management trainee salaries, and higher moving expenses, all associated with the increased expansion.

Interest expense for the quarter ended November 30, 1996, increased $125,000 over the first quarter of fiscal 1996 due to higher borrowings under the line-of-credit agreement.

The provision for income taxes decreased $239,000, or 4.7%, due primarily to the decrease in pretax income. The effective income tax rate was 37.5% for both periods.

General increases in costs of food, wages, supplies, and services make it necessary for the Company to increase its menu prices from time to
time.   As a result of the new Federal minimum wage, the Company implemented a 3% to 4% price increase on September 15, 1996, to help offset the pressure on profit margins.

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

            3(b) Bylaws of Luby's Cafeterias, Inc., as currently in effect (filed as Exhibit 3(c) to the Company's Annual Report on Form 10-K for the fiscal year ended August 31, 1996, and incorporated herein by reference).

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

           10(f) Management Incentive Stock Plan of Cafeterias, Inc. (filed as Exhibit 10(i) to the Company's Annual Report on Form 10-K for the fiscal year ended August 31, 1989, and incorporated herein by reference).

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

           10(j) Luby's Cafeterias, Inc. Supplemental Executive Retirement Plan dated May 30, 1996 (filed as Exhibit 10(j) to the Company's Annual Report on Form 10-K for the fiscal year ended August 31, 1996, and incorporated herein by reference).

           10(k) Luby's Cafeterias, Inc. Welfare Benefit Plan Trust dated July 18, 1996 (filed as Exhibit 10(k) to the Company's Annual Report on Form 10-K for the fiscal year ended August 31, 1996, and incorporated herein by reference).

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

Dated:  January 10, 1997

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

   3(b)   Bylaws of Luby's Cafeterias, Inc., as currently in effect
          (filed as Exhibit 3(c) to the Company's Annual Report on Form 10-K for the fiscal year ended August 31, 1996, and incorporated herein by reference).

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

  10(g) Nonemployee Director Deferred Compensation Plan of Luby's Cafeterias, Inc. adopted October 27, 1994 filed as Exhibit 10(g) to the Company's Quarterly Report on Form 10-Q for the quarter ended November 30, 1994, and incorporated herein by reference).

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

  10(j) Luby's Cafeterias, Inc. Supplemental Executive Retirement Plan dated May 30, 1996 (filed as Exhibit 10(j) to the Company's Annual Report on Form 10-K for the fiscal year ended August 31, 1996, and incorporated herein by reference).

  10(k) Luby's Cafeterias, Inc. Welfare Benefit Plan Trust dated July 18, 1996 (filed as Exhibit 10(k) to the Company's Annual Report on Form 10-K for the fiscal year ended August 31, 1996, and incorporated herein by reference).

  11      Statement re computation of per share earnings.