Form 10-Q
period 1997-02-28
LUBYS CAFETERIAS INC
filed 1997-04-11
CIK 16099

FORM 10-Q

                            SECURITIES AND EXCHANGE COMMISSION

                                  Washington, D. C. 20549

(Mark One)

[x]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 1997

     OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________________ to ____________________

Commission file number:  1-8308

                               LUBY'S CAFETERIAS, INC.
______________________________________________________________________________
               (Exact name of registrant as specified in its charter)

         Delaware                                           74-1335253
_______________________________                  _____________________________
(State or other jurisdiction of                        (I.R.S. Employer
incorporation or organization)                         Identification No.)

            2211 Northeast Loop 410, P. O. Box 33069
                        San Antonio, Texas                     78265-3069
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

   Common Stock:   23,410,574 shares outstanding as of February 28, 1997
                   (exclusive of 3,992,493 treasury shares)

                        Part I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

                                 LUBY'S CAFETERIAS, INC.
                             CONSOLIDATED STATEMENTS OF INCOME

                                      (UNAUDITED)
                                       Three Months Ended           Six Months Ended
                                  February 28,  February 29,   February 28,   February 29,
                                      1997          1996           1997            1996
                                  ___________   ___________    ____________    ___________
                                            (Amounts in thousands except per share data)
Sales                               $118,830     $108,835        $241,117       $217,172

Costs and expenses:
  Cost of food                        28,654       26,207          59,043         53,213
  Payroll and related costs           35,268       29,994          71,279         60,298
  Occupancy and other operating
   expenses                           36,324       32,171          73,230         64,343
  General and administrative
   expenses                            5,617        5,291          11,180         10,264
                                    ________     ________        ________       ________

                                     105,863       93,663         214,732        188,118
                                    ________     ________        ________       ________

      Income from operations          12,967       15,172          26,385         29,054

Interest expense                        (955)        (671)         (1,608)        (1,199)
Other income, net                        453          373             754            723
                                    ________     ________        ________       ________

      Income before income taxes      12,465       14,874          25,531         28,578

Provision for income taxes             4,061        5,552           8,961         10,691
                                    ________     ________        ________       ________

      Net income                    $  8,404     $  9,322        $ 16,570       $ 17,887
                                    ________     ________        ________       ________

Net income per share                    $.36         $.40            $.71           $.77
                                    ________     ________        ________       ________

Cash dividends per share                $.20         $.18            $.40           $.36
                                    ________     ________        ________       ________

Average number of shares
 outstanding                          23,380       23,432          23,498         23,377

See accompanying notes.
/TABLE

                              LUBY'S CAFETERIAS, INC.
                       CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)
                                                 February 28,    August 31,
                                                     1997          1996
                                                 ___________     __________
                                                   (Thousands of dollars)

                                      ASSETS

Current assets:
  Cash and cash equivalents                        $  6,332       $  2,687
  Trade accounts and other receivables                  631            541
  Food and supply inventories                         4,561          4,517
  Prepaid expenses                                    4,092          3,195
  Deferred income taxes                                 502            418
                                                   ________       ________

    Total current assets                             16,118         11,358

Investments and other assets - at cost               23,449         12,343
Property, plant, and equipment - at cost, net       331,754        311,589
                                                   ________       ________

                                                   $371,321       $335,290
                                                   ________       ________

                       LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable - trade                         $ 10,389       $ 14,568
  Dividends payable                                   4,682          4,796
  Accrued expenses and other liabilities             18,306         24,336
  Income taxes payable                                1,489          2,754
                                                   ________       ________

    Total current liabilities                        34,866         46,454

Long-term debt                                       95,000         41,000
Deferred income taxes and other credits              22,510         22,163

Shareholders' equity:
  Common stock                                        8,769          8,769
  Paid-in capital                                    26,945         26,945
  Retained earnings                                 273,553        267,374
  Less cost of treasury stock                       (90,322)       (77,415)
                                                   ________       ________

    Total shareholders' equity                      218,945        225,673
                                                   ________       ________

                                                   $371,321       $335,290
                                                   ________       ________

See accompanying notes.

Part I - FINANCIAL INFORMATION (continued)

Item 1.  Financial Statements (continued).


                             LUBY'S CAFETERIAS, INC.
                  CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (UNAUDITED)

                                                       Six Months Ended
                                                   February 28,  February 29,
                                                        1997         1996
                                                   ___________    ____________
                                                     (Thousands of dollars)

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                           $16,570      $17,887
  Adjustments to reconcile net income to net
   cash provided by operating activities:
      Depreciation and amortization                      9,793        8,674
      Decrease in accrued expenses and
       other liabilities                                (5,915)      (6,610)
      Other                                             (4,695)      (2,732)
                                                       _______      _______

        Net cash provided by operating activities       15,753       17,219
                                                       _______      _______

CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from disposal of property, plant,
   and equipment                                         1,052          ---
  Purchases of land held for future use                (11,608)      (3,999)
  Purchases of property, plant, and equipment          (30,617)     (16,605)
                                                       _______      _______

        Net cash used in investing activities          (41,173)     (20,604)
                                                       _______      _______

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of common stock under
   stock option plan                                     2,775        4,891
  Net payments of short-term borrowings                    ---      (57,000)
  Proceeds from long-term debt                         486,000       53,000
  Reductions of long-term debt                        (432,000)         ---
  Purchases of treasury stock                          (18,260)         ---
  Dividends paid                                        (9,450)      (8,396)
                                                       _______      _______

        Net cash provided by (used in)
         financing activities                           29,065       (7,505)
                                                       _______      _______

Net increase (decrease) in cash and
 cash equivalents                                        3,645      (10,890)

Cash and cash equivalents at beginning of period         2,687       12,392
                                                       _______      _______

Cash and cash equivalents at end of period             $ 6,332      $ 1,502
                                                       _______      _______

See accompanying notes.

Part I - FINANCIAL INFORMATION (continued)

Item 1.  Financial Statements (continued).

                               LUBY'S CAFETERIAS, INC.
                    CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
           For the Six Months Ended February 28, 1997 and February 29, 1996

                                    (UNAUDITED)
                                                                                Total
                                       Common Stock     Paid-in   Retained   Shareholders'
                                    Issued   Treasury   Capital   Earnings      Equity
                                    ______   ________   _______   _________  ____________
                                                       (Thousands of dollars)
Balance at August 31, 1995          $8,769   $(91,983)  $26,945    $248,973    $192,704

  Net income for the period            ---        ---       ---      17,887      17,887

  Common stock issued under employee
   benefit plans, net of shares
   tendered in partial payment
   and including tax benefits          ---      6,740       ---      (1,339)      5,401

  Cash dividends                       ---        ---       ---      (8,450)     (8,450)
                                    ______   ________   _______    ________    ________

Balance at February 29, 1996        $8,769   $(85,243)  $26,945    $257,071    $207,542
                                    ______   ________   _______    ________    ________

Balance at August 31, 1996          $8,769   $(77,415)  $26,945    $267,374    $225,673

  Net income for the period            ---        ---       ---      16,570      16,570

  Common stock issued under
   employee benefit plans, net
   of shares tendered in partial
   payment and including tax
   benefits                            ---      4,195       ---      (1,055)      3,140

  Cash dividends                       ---        ---       ---      (9,336)     (9,336)

  Purchases of treasury stock          ---    (17,102)      ---         ---     (17,102)
                                    ______   ________   _______    ________    ________

Balance at February 28, 1997        $8,769   $(90,322)  $26,945    $273,553    $218,945
                                    ______   ________   _______    ________    ________

See accompanying notes.
/TABLE

                                 LUBY'S CAFETERIAS, INC.
                             NOTES TO FINANCIAL STATEMENTS
                                  February 28, 1997

                                     (UNAUDITED)

Note 1: All adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim periods have been made. All such adjustments are of a normal recurring nature. The results for the interim period are not necessarily indicative of the results to be expected for the full year.

Note 2: Effective February 1, 1997, Luby's Cafeterias, Inc. was restructured into a holding company. These consolidated financial statements include the accounts of the Company and its wholly-owned and majority-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources
_______________________________

Cash and cash equivalents increased by $3,645,000 from the end of the preceding fiscal year to February 28, 1997. All capital expenditures for fiscal 1997 are being funded from cash flows from operations, cash equivalents, and long-term debt. Capital expenditures for the six months ended February 28, 1997, were $42,225,000, including approximately $14 million for the purchase of 20 cafeteria locations from Triangle FoodService Corporation, formerly Wyatt Cafeterias, Inc. As of February 28, 1997, the Company owned 17 undeveloped land sites and three land sites on which cafeterias are under construction.

During the six months ended February 28, 1997, the Company purchased 747,800 shares of its common stock at a cost of $17,102,000, which are being held as treasury stock. To complete the treasury stock purchases and fund capital expenditures, the Company required external financing and borrowed funds under a $100,000,000 line-of-credit agreement. As of February 28, 1997, the amount outstanding under this line of credit was $95,000,000. The Company believes that additional financing from external sources can be obtained on terms acceptable to the Company in the event such financing is required.

Results of Operations
_____________________

Quarter ended February 28, 1997 compared to the quarter ended February 29,
1996.
___________________________________________________________________________

Sales increased $9,995,000, or 9.2%, due to the addition of 21 new cafeterias in fiscal 1997 and 18 in fiscal 1996.

Cost of food increased $2,447,000, or 9.3%, due primarily to the increase in
sales.   Payroll and related costs increased $5,274,000, or 17.6%, due primarily to the increase in sales, the higher Federal minimum wage effective October 1, 1996, and higher wage costs associated with the significant increase in expansion over the prior year. Labor costs are typically higher in new units due to the significant amount of training and turnover during the first year of operation. Occupancy and other operating expenses increased $4,153,000, or 12.9%, due primarily to the increase in sales, higher utility costs, and the opening of four new cafeterias and one relocation. General and administrative expenses increased $326,000, or 6.2%, due primarily to higher legal and professional fees and higher moving expenses associated with the increased expansion.

Interest expense increased $284,000 due to higher borrowings under the line-of-credit agreement.

The provision for income taxes decreased $1,491,000, or 26.9%, due primarily to state tax savings as a result of the restructuring. The effective income tax rate decreased from 37.3% to 32.6%.

Six months ended February 28, 1997 compared to the six months ended February 29, 1996.
_____________________________________________________________________

Sales increased $23,945,000, or 11.0%, due primarily to the addition of 21 new cafeterias in fiscal 1997 and 18 in fiscal 1996.

Cost of food increased $5,830,000, or 11.0%, due primarily to the increase in sales. Payroll and related costs increased $10,981,000, or 18.2%, due primarily to the increase in sales, the higher Federal minimum wage effective October 1, 1996, and higher wage costs associated with the significant increase in expansion over the prior year. Labor costs are typically higher in new units due to the significant amount of training and turnover during the first year of operation. Occupancy and other operating expenses increased $8,887,000, or 13.8%, due primarily to the increase in sales and the opening of 21 new cafeterias, plus two relocations. All preopening and other start-up costs are expensed as incurred, including costs for the initial shipments of china, silverware, and glassware. The total impact of opening the 21 new locations caused net income for the six months ended February 28, 1997, to be lower by approximately $.10 per share. General and administrative expenses increased $916,000, or 8.9%, due primarily to higher legal and professional fees, higher manager trainee salaries, and higher moving expenses associated with the increased expansion.

Interest expense increased $409,000 due to higher borrowings under the line-of-credit agreement.

The provision for income taxes decreased $1,730,000, or 16.2%, due primarily to state tax savings as a result of the restructuring. The effective income tax rate decreased from 37.4% to 35.1%.

Forward-Looking Statements
___________________________

The Company wishes to caution readers that various factors could cause the actual results of the Company to differ materially from those indicated by forward-looking statements made from time to time in news releases, reports, proxy statements, registration statements, and other written communications (including the preceding sections of this Management's Discussion and Analysis), as well as oral statements made from time to time by representatives of the Company. Except for historical information, matters discussed in such oral and written communications are forward-looking statements that involve risks and uncertainties, including but not limited to general business conditions, the impact of competition, the seasonality of the Company's business, taxes, inflation, and governmental regulations.

Part II - OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders.

(a) The 1997 annual meeting of shareholders of Luby's Cafeterias, Inc. was held on January 14, 1997.

(b) The directors elected at the meeting were John E. Curtis, Jr., Ralph Erben, Walter J. Salmon, and Joanne Winik. The other directors whose terms continued after the meeting are Lauro F. Cavazos, David B. Daviss, Roger R. Hemminghaus, John B. Lahourcade, William E. Robson, and
     George H. Wenglein.

(c) The matters voted upon at the meeting were (i) the election of four directors to serve until the 2000 annual meeting of shareholders, (ii) authorizing restructuring of the Company into a holding company, and
     (iii) the approval of the appointment of Ernst & Young LLP as auditors for the 1997 fiscal year.

(d) With respect to the election of directors, the results of the voting were:

                                  Shares Voted      Shares        Broker
     Nominee                          For         Abstained     Nonvotes
     __________________           _____________   _________     _________
     John E. Curtis, Jr.            19,773,939     715,692         -0-
     Ralph Erben                    19,686,081     803,549         -0-
     Walter J. Salmon               19,691,461     798,170         -0-
     Joanne Winik                   19,749,860     739,769         -0-

(e) With respect to authorizing restructuring of the Company into a holding company, the results of the voting were:

     Shares voted "for"            17,708,032
     Shares voted "against"           244,051
     Shares abstaining                173,531
     Broker nonvotes                2,364,023

(f) With respect to approval of the appointment of auditors, the results of the voting were:

     Shares voted "for"            20,402,202
     Shares voted "against"            28,848
     Shares abstaining                 58,579
     Broker nonvotes                       11

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

 4(f) First Amendment to Credit Agreement dated January 24, 1997, among Luby's Cafeterias, Inc., Certain Lenders, and NationsBank of Texas, N.A.

10(a) Form of Deferred Compensation Agreement entered into between Luby's Cafeterias, Inc. and various officers (filed as Exhibit 10(b) to the Company's Annual Report on Form 10-K for the fiscal year ended August 31, 1981, and incorporated herein by reference).

10(b) Form of Amendment to Deferred Compensation Agreement between Luby's Cafeterias, Inc. and various officers and former officers adopted January 14, 1997.

10(c) Annual Incentive Plan for Area Vice Presidents of Luby's Cafeterias, Inc. adopted October 19, 1983 (filed as Exhibit 10(d) to the Company's Annual Report on Form 10-K for the fiscal year ended August 31, 1983, and incorporated herein by reference).

10(d) Amendment to Annual Incentive Plan for Area Vice Presidents of Luby's Cafeterias, Inc. adopted January 14, 1997.

10(e) Incentive Bonus Plan of Luby's Cafeterias, Inc. adopted October 19, 1983 (filed as Exhibit 10(e) to the Company's Annual Report on
       Form 10-K for the fiscal year ended August 31, 1983, and incorporated herein by reference).

10(f) Amendment to Incentive Bonus Plan of Luby's Cafeterias, Inc. adopted January 14, 1997.

10(g) Performance Unit Plan of Luby's Cafeterias, Inc. approved by the shareholders on January 12, 1984 (filed as Exhibit 10(f) to the Company's Annual Report on Form 10-K for the fiscal year ended August 31, 1984, and incorporated herein by reference).

10(h) Amendment to Performance Unit Plan of Luby's Cafeterias, Inc. adopted January 14, 1997.

10(i) Employment Contract dated January 8, 1988, between Luby's Cafeterias, Inc. and George H. Wenglein (filed as Exhibit 10(h) to the Company's Annual Report on Form 10-K for the fiscal year ended August 31, 1988, and incorporated herein by reference).

10(j)  Management Incentive Stock Plan of Luby's Cafeterias, Inc. (filed as
       Exhibit 10(i) to the Company's Annual Report on Form 10-K for the fiscal year ended August 31, 1989, and incorporated herein by reference).

10(k) Amendment to Management Incentive Stock Plan of Luby's Cafeterias, Inc. adopted January 14, 1997.

10(l) Nonemployee Director Deferred Compensation Plan of Luby's Cafeterias, Inc. adopted October 27, 1994 (filed as Exhibit 10(g) to the Company's Quarterly Report on Form 10-Q for the quarter ended November 30, 1994, and incorporated herein by reference).

10(m) Amendment to Nonemployee Director Deferred Compensation Plan of Luby's Cafeterias, Inc. adopted January 14, 1997.

10(n) Nonemployee Director Stock Option Plan of Luby's Cafeterias, Inc. approved by the shareholders on January 13, 1995 (filed as Exhibit 10(h) to the Company's Quarterly Report on Form 10-Q for the quarter ended February 28, 1995, and incorporated herein by reference).

10(o) Amendment to Nonemployee Director Stock Option Plan of Luby's Cafeterias, Inc. adopted January 14, 1997.

10(p) Employment Contract dated January 12, 1996, between Luby's Cafeterias, Inc. and John B. Lahourcade (filed as Exhibit 10(i) to the Company's Quarterly Report on Form 10-Q for the quarter ended February 29, 1996, and incorporated herein by reference).

10(q) Luby's Cafeterias, Inc. Supplemental Executive Retirement Plan dated May 30, 1996 (filed as Exhibit 10(j) to the Company's Annual Report on Form 10-K for the fiscal year ended August 31, 1996, and incorporated herein by reference).

10(r) Amendment to Luby's Cafeterias, Inc. Supplemental Executive Retirement Plan adopted January 14, 1997.

10(s) Luby's Cafeterias, Inc. Welfare Benefit Plan Trust dated July 18, 1996 (filed as Exhibit 10(k) to the Company's Annual Report on Form 10-K for the fiscal year ended August 31, 1996, and incorporated herein by reference).

10(t) Retirement Agreement dated March 17, 1997, between Luby's Cafeterias, Inc. and Ralph Erben.

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

                                                LUBY'S CAFETERIAS, INC.
                                                     (Registrant)



                                          By:   JOHN B. LAHOURCADE
                                                ______________________________
                                                John B. Lahourcade
                                                Chairman of the Board and
                                                Acting Chief Executive Officer

                                          By:   LAURA M. BISHOP
                                                _____________________________
                                                Laura M. Bishop
                                                Senior Vice President and
                                                Chief Financial Officer

Dated:  April 11, 1997

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

 4(f) First Amendment to Credit Agreement dated January 24, 1997, among Luby's Cafeterias, Inc., Certain Lenders, and NationsBank of Texas, N.A.

10(a) Form of Deferred Compensation Agreement entered into between Luby's Cafeterias, Inc. and various officers (filed as Exhibit 10(b) to the Company's Annual Report on Form 10-K for the fiscal year ended August 31, 1981, and incorporated herein by reference).

10(b) Form of Amendment to Deferred Compensation Agreement between Luby's Cafeterias, Inc. and various officers and former officers adopted January 14, 1997.

10(c) Annual Incentive Plan for Area Vice Presidents of Luby's Cafeterias, Inc. adopted October 19, 1983 (filed as Exhibit 10(d) to the Company's Annual Report on Form 10-K for the fiscal year ended August 31, 1983, and incorporated herein by reference).

10(d) Amendment to Annual Incentive Plan for Area Vice Presidents of Luby's Cafeterias, Inc. adopted January 14, 1997.

10(e) Incentive Bonus Plan of Luby's Cafeterias, Inc. adopted October 19, 1983 (filed as Exhibit 10(e) to the Company's Annual Report on Form 10-K for the fiscal year ended August 31, 1983, and incorporated herein by reference).

10(f) Amendment to Incentive Bonus Plan of Luby's Cafeterias, Inc. adopted January 14, 1997.

10(g) Performance Unit Plan of Luby's Cafeterias, Inc. approved by the shareholders on January 12, 1984 (filed as Exhibit 10(f) to the Company's Annual Report on Form 10-K for the fiscal year ended August 31, 1984, and incorporated herein by reference).

10(h) Amendment to Performance Unit Plan of Luby's Cafeterias, Inc. adopted January 14, 1997.

10(i) Employment Contract dated January 8, 1988, between Luby's Cafeterias, Inc. and George H. Wenglein (filed as Exhibit 10(h) to the Company's Annual Report on Form 10-K for the fiscal year ended August 31, 1988, and incorporated herein by reference).

10(j)   Management Incentive Stock Plan of Luby's Cafeterias, Inc. (filed as
        Exhibit 10(i) to the Company's Annual Report on Form 10-K for the fiscal year ended August 31, 1989, and incorporated herein by reference).

10(k) Amendment to Management Incentive Stock Plan of Luby's Cafeterias, Inc. adopted January 14, 1997.

10(l) Nonemployee Director Deferred Compensation Plan of Luby's Cafeterias, Inc. adopted October 27, 1994 (filed as Exhibit 10(g) to the Company's Quarterly Report on Form 10-Q for the quarter ended November 30, 1994, and incorporated herein by reference).

10(m) Amendment to Nonemployee Director Deferred Compensation Plan of Luby's Cafeterias, Inc. adopted January 14, 1997.

10(n) Nonemployee Director Stock Option Plan of Luby's Cafeterias, Inc. approved by the shareholders on January 13, 1995 (filed as Exhibit 10(h) to the Company's Quarterly Report on Form 10-Q for the quarter ended February 28, 1995, and incorporated herein by reference).

10(o) Amendment to Nonemployee Director Stock Option Plan of Luby's Cafeterias, Inc. adopted January 14, 1997.

10(p) Employment Contract dated January 12, 1996, between Luby's Cafeterias, Inc. and John B. Lahourcade (filed as Exhibit 10(i) to the Company's Quarterly Report on Form 10-Q for the quarter ended February 29, 1996, and incorporated herein by reference).

10(q) Luby's Cafeterias, Inc. Supplemental Executive Retirement Plan dated May 30, 1996 (filed as Exhibit 10(j) to the Company's Annual Report on Form 10-K for the fiscal year ended August 31, 1996, and incorporated herein by reference).

10(r) Amendment to Luby's Cafeterias, Inc. Supplemental Executive Retirement Plan adopted January 14, 1997.

10(s) Luby's Cafeterias, Inc. Welfare Benefit Plan Trust dated July 18, 1996 (filed as Exhibit 10(k) to the Company's Annual Report on Form 10-K for the fiscal year ended August 31, 1996, and incorporated herein by reference).

10(t) Retirement Agreement dated March 17, 1997, between Luby's Cafeterias, Inc. and Ralph Erben.

11      Statement re computation of per share earnings.