Form 10-Q
period 1997-05-31
LUBYS CAFETERIAS INC
filed 1997-07-01
CIK 16099

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549

(Mark One)

 [x]             QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 1997

                                        OR

[ ]            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                          SECURITIES EXCHANGE ACT OF 1934

For the transition period from____________________to__________________________

Commission file number:  1-8308

                            LUBY'S CAFETERIAS, INC.
______________________________________________________________________________
              (Exact name of registrant as specified in its charter)

            Delaware                                       74-1335253
_____________________________                          _______________________
(State or other jurisdiction of                           (I.R.S. Employer
incorporation or organization)                          Identification No.)

                    2211 Northeast Loop 410, P. O. Box 33069
                              San Antonio, Texas                 78265-3069
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

   Common Stock:     23,266,374 shares outstanding as of May 31, 1997
                    (exclusive of 4,136,693 treasury shares)

                        Part I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

                            LUBY'S CAFETERIAS, INC.
                       CONSOLIDATED STATEMENTS OF INCOME

                                  (UNAUDITED)

                                   Three Months Ended     Nine Months Ended
                                         May 31,                May 31,
                                      1997      1996        1997      1996
                                    _______   _______     ________   _______
                                  (Amounts in thousands except per share data)

Sales                              $127,630  $117,132     $368,747  $334,304

Costs and expenses:
  Cost of food                       30,978    28,090       90,021    81,303
  Payroll and related costs          37,265    31,902      108,544    92,200
  Occupancy and other operating
   expenses                          38,317    34,266      111,547    98,609
  General and administrative
   expenses                           6,337     5,320       17,517    15,584
                                    _______   _______      _______   _______

                                    112,897    99,578      327,629   287,696
                                    _______   _______      _______   _______

Income from operations               14,733    17,554       41,118    46,608

Interest expense                     (1,078)     (460)      (2,686)   (1,659)
Other income, net                       926       424        1,680     1,147
                                    _______    ______      _______   _______

    Income before income taxes       14,581    17,518       40,112    46,096

Provision for income taxes            4,998     6,554       13,959    17,245
                                    _______   _______      _______   _______

    Net income                     $  9,583  $ 10,964     $ 26,153  $ 28,851
                                    _______   _______      _______   _______

Net income per share                   $.41      $.46        $1.12     $1.23
                                    _______   _______      _______   _______

Cash dividends per share               $.20      $.18         $.60      $.54
                                    _______   _______      _______   _______
Average number of shares
  outstanding                        23,366    23,887       23,453    23,548

See accompanying notes.
                   Part I - FINANCIAL INFORMATION (continued)

Item 1.  Financial Statements (continued).

                                LUBY'S CAFETERIAS, INC.
                        CONDENSED CONSOLIDATED BALANCE SHEETS
                                    (UNAUDITED)
                                                     May 31,      August 31,
                                                      1997          1996
                                                     _______       _______
                                                     (Thousands of dollars)
                                    ASSETS

Current assets:
  Cash and cash equivalents                         $  6,766      $  2,687
  Trade accounts and other receivables                   538           541
  Food and supply inventories                          4,624         4,517
  Prepaid expenses                                     3,816         3,195
  Deferred income taxes                                  953           418
                                                     _______       _______

     Total current assets                             16,697        11,358

Investments and other assets - at cost                21,050        12,343
Property, plant, and equipment - at cost, net        338,064       311,589
                                                     _______       _______

                                                    $375,811      $335,290
                                                     _______       _______

                       LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable - trade                          $ 10,448      $ 14,568
  Dividends payable                                    4,653         4,796
  Accrued expenses and other liabilities              22,604        24,336
  Income taxes payable                                 3,828         2,754
                                                     _______       _______

    Total current liabilities                         41,533        46,454

Long-term debt                                        90,000        41,000
Deferred income taxes and other credits               23,079        22,163

Shareholders' equity:
  Common stock                                         8,769         8,769
  Paid-in capital                                     26,945        26,945
  Retained earnings                                  278,499       267,374
  Less cost of treasury stock                        (93,014)      (77,415)
                                                     _______       _______

    Total shareholders' equity                       221,199       225,673
                                                     _______       _______

                                                    $375,811      $335,290
                                                     _______       _______
See accompanying notes.
                 Part I - FINANCIAL INFORMATION (continued)

Item 1.  Financial Statements (continued).

                             LUBY'S CAFETERIAS, INC.
                  CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                                         Nine Months Ended
                                                               May 31,
                                                          1997        1996
                                                         ______       ______
                                                       (Thousands of dollars)

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                            $26,153      $28,851
  Adjustments to reconcile net income to net
   cash provided by operating activities:
      Depreciation and amortization                      14,913       13,207
      Decrease in accrued expenses and
        other liabilities                                (1,617)        (860)
      Other, net                                         (1,354)       1,368
                                                         ______       ______

        Net cash provided by operating activities        38,095       42,566
                                                         ______       ______

CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from disposal of property, plant,
     and equipment                                        2,300          ---
  Purchases of land held for future use                 (12,134)      (4,925)
  Purchases of property, plant, and equipment           (40,839)     (26,558)
                                                         ______       ______

        Net cash used in investing activities           (50,673)     (31,483)
                                                         ______       ______

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of common stock under
   stock option plan                                      2,878       13,785
  Net payments of short-term borrowings                     ---      (57,000)
  Proceeds from long-term debt                          760,000      139,000
  Reductions of long-term debt                         (711,000)     (99,000)
  Purchases of treasury stock                           (21,077)         ---
  Dividends paid                                        (14,144)     (12,648)
                                                        _______      _______
         Net cash provided by (used in)
          financing activities                           16,657      (15,863)
                                                        _______       ______

Net increase (decrease) in cash and cash equivalents      4,079       (4,780)
Cash and cash equivalents at beginning of period          2,687       12,392
                                                         ______       ______

Cash and cash equivalents at end of period              $ 6,766      $ 7,612
                                                         ______       ______

See accompanying notes.

                 Part I - FINANCIAL INFORMATION (continued)

Item 1.  Financial Statements (continued).

                          LUBY'S CAFETERIAS, INC.
               CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
               For the Nine Months Ended May 31, 1997 and 1996

                                 (UNAUDITED)

                                                                                Total
                                    Common Stock       Paid-in    Retained   Shareholders'
                                 Issued    Treasury    Capital    Earnings      Equity
                                 ______    ________    _______    ________   _____________
                                                  (Thousands of dollars)
Balance at August 31, 1995       $8,769    $(91,983)   $26,945    $248,973      $192,704

  Net income for the period         ---         ---        ---      28,851        28,851
  Common stock issued under
   employee benefit plans,
   net of shares tendered
   in partial payment and
   including tax benefits           ---      17,791        ---      (2,813)       14,978

  Cash dividends                    ---         ---        ---     (12,791)      (12,791)
                                 ______    ________    _______    ________      ________

Balance at May 31, 1996          $8,769    $(74,192)   $26,945    $262,220      $223,742
                                 ______    ________    _______    ________      ________

Balance at August 31, 1996       $8,769    $(77,415)   $26,945    $267,374      $225,673

  Net income for the period         ---         ---        ---      26,153        26,153

  Common stock issued under
   employee benefit plans,
   net of shares tendered
   in partial payment and
   including tax benefits           ---       4,320        ---      (1,027)        3,293

  Cash dividends                    ---         ---        ---     (14,001)      (14,001)

  Purchases of treasury stock       ---     (19,919)       ---         ---       (19,919)
                                 ______    ________    _______    ________      ________

Balance at May 31, 1997          $8,769    $(93,014)   $26,945    $278,499      $221,199
                                 ______    ________    _______    ________      ________

See accompanying notes.
/TABLE

                             LUBY'S CAFETERIAS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                  May 31, 1997

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

Note 3: In March 1997 the Board of Directors authorized the purchase in the open market of up to 1,000,000 shares of the Company's outstanding common stock through December 31, 1998. During the quarter ended May 31, 1997, the Company purchased 149,700 shares of its common stock at a cost of $2,816,000, which are being held as treasury stock.
                  Part I - FINANCIAL INFORMATION (continued)

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources
_______________________________

Cash and cash equivalents increased by $4,079,000 from the end of the preceding fiscal year to May 31, 1997. All capital expenditures for fiscal 1997 are being funded from cash flows from operations, cash equivalents, and long-term debt. Capital expenditures for the nine months ended May 31, 1997, were $52,973,000, including approximately $14 million for the purchase of 20 cafeteria locations from Triangle FoodService Corporation, formerly Wyatt Cafeterias, Inc. As of May 31, 1997, the Company owned 15 undeveloped land sites and four land sites on which cafeterias are under construction.

During the nine months ended May 31, 1997, the Company purchased 897,500 shares of its common stock at a cost of $19,919,000, which are being held as treasury stock. To complete the treasury stock purchases and fund capital expenditures, the Company required external financing and borrowed funds under a $100,000,000 line-of-credit agreement. As of May 31, 1997, the amount outstanding under this line of credit was $90,000,000. The Company believes that additional financing from external sources can be obtained on terms acceptable to the Company in the event such financing is required.

Results of Operations
_____________________

Quarter ended May 31, 1997 compared to the quarter ended May 31, 1996.
______________________________________________________________________

Sales increased $10,498,000, or 9.0%, due to the addition of 25 new
cafeterias in fiscal 1997 and 18 in fiscal 1996.   The sales increase from
new cafeterias was partially offset by a decrease in average sales volume at cafeterias opened over one year.

Cost of food increased $2,888,000, or 10.3%, due primarily to the increase in sales. As a percentage of sales, food costs were slightly higher versus the prior year due to couponing in several markets. Payroll and related costs increased $5,363,000, or 16.8%, due primarily to the increase in sales, the higher Federal minimum wage effective October 1, 1996, and higher wage costs associated with the significant increase in expansion over the prior year. Labor costs are typically higher in new units due to the significant amount of training and turnover during the first year of operation. Occupancy and other operating expenses increased $4,051,000, or 11.8%, due primarily to the increase in sales, higher utility costs, and the opening of four new cafeterias. General and administrative expenses increased $1,017,000, or 19.1%, due primarily to a lump sum retirement agreement and higher legal and professional fees.

Interest expense increased $618,000 due to higher borrowings under the line-of-credit agreement.

The provision for income taxes decreased $1,556,000, or 23.7%, due primarily to state tax savings as a result of the restructuring, higher jobs tax credits, and lower income from operations. The effective income tax rate decreased from 37.4% to 34.3%.

Nine months ended May 31, 1997 compared to the nine months ended May 31, 1996.
______________________________________________________________________________

Sales increased $34,443,000, or 10.3%, due primarily to the addition of 25 new cafeterias in fiscal 1997 and 18 in fiscal 1996. The sales increase from new cafeterias was partially offset by a decrease in average sales volume at cafeterias opened over one year.

Cost of food increased $8,718,000, or 10.7%, due primarily to the increase in sales. Payroll and related costs increased $16,344,000, or 17.7%, due primarily to the increase in sales, the higher Federal minimum wage effective October 1, 1996, and higher wage costs associated with the significant increase in expansion over the prior year. Labor costs are typically higher in new units due to the significant amount of training and turnover during the first year of operation. Occupancy and other operating expenses increased $12,938,000, or 13.1%, due primarily to the increase in sales, higher utility costs, and the opening of 25 new cafeterias, plus two relocations. All preopening and other start-up costs are expensed as incurred, including costs for the initial shipments of china, silverware, and glassware. The total impact of opening the 25 new locations caused net income for the nine months ended May 31, 1997, to be lower by approximately $.105 per share. The increases in occupancy and other operating expenses were partially offset by lower managers' salaries which are based on the profitablility of the cafeterias. General and administrative expenses increased $1,933,000, or 12.4%, due primarily to a lump sum retirement agreement, higher legal and professional fees, higher manager trainee salaries, and higher moving expenses associated with the increased expansion.

Interest expense increased $1,027,000 due to higher borrowings under the line-of-credit agreement.

The provision for income taxes decreased $3,286,000, or 19.1%, due primarily to state tax savings as a result of the restructuring, higher jobs tax credits, and lower income from operations. The effective income tax rate decreased from 37.4% to 34.8%.

Other Matters
_____________

The Company has started a process to evaluate its low-performing units and sites held for future development which it expects to complete during the fourth quarter. While the Company is unable to predict the outcome of this evaluation, it is possible that charges related to asset write-downs, impairments, and other associated matters may result.

Forward-Looking Statements
__________________________

The Company wishes to caution readers that various factors could cause the actual results of the Company to differ materially from those indicated by forward-looking statements made from time to time in news releases, reports, proxy statements, registration statements, and other written communications (including the preceding sections of this Management's Discussion and Analysis), as well as oral statements made from time to time by representatives of the Company. Except for historical information, matters discussed in such oral and written communications are forward-looking statements that involve risks and uncertainties, including but not limited to general business conditions, the impact of competition, the success of operating initiatives, changes in the cost and supply of food and labor, the seasonality of the Company's business, taxes, inflation, and governmental regulations.

                       Part II - OTHER INFORMATION

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

 4(f) First Amendment to Credit Agreement dated January 24, 1997, among Luby's
      Cafeterias, Inc., Certain Lenders, and NationsBank of Texas, N.A. (filed as Exhibit 4(f) to the Company's Quarterly Report on Form 10-Q for the quarter ended February 28, 1997, and incorporated herein by reference).

10(a) Form of Deferred Compensation Agreement entered into between Luby's
      Cafeterias, Inc. and various officers (filed as Exhibit 10(b) to the Company's Annual Report on Form 10-K for the fiscal year ended August 31, 1981, and incorporated herein by reference).

10(b) Form of Amendment to Deferred Compensation Agreement between Luby's
      Cafeterias, Inc. and various officers and former officers adopted January 14, 1997 (filed as Exhibit 10(b) to the Company's Quarterly Report on Form 10-Q for the quarter ended February 28, 1997, and incorporated herein by reference).

10(c) Annual Incentive Plan for Area Vice Presidents of Luby's Cafeterias,
      Inc. adopted October 19, 1983 (filed as Exhibit 10(d) to the Company's Annual Report on Form 10-K for the fiscal year ended August 31, 1983, and incorporated herein by reference).

10(d) Amendment to Annual Incentive Plan for Area Vice Presidents of Luby's
      Cafeterias, Inc. adopted January 14, 1997 (filed as Exhibit 10(d) to the Company's Quarterly Report on Form 10-Q for the quarter ended
      February 28, 1997, and incorporated herein by reference).

10(e) Incentive Bonus Plan of Luby's Cafeterias, Inc. adopted October 19, 1983
      (filed as Exhibit 10(e) to the Company's Annual Report on Form 10-K for the fiscal year ended August 31, 1983, and incorporated herein by reference).

10(f) Amendment to Incentive Bonus Plan of Luby's Cafeterias, Inc. adopted
      January 14, 1997 (filed as Exhibit 10(f) to the Company's Quarterly Report on Form 10-Q for the quarter ended February 28, 1997, and incorporated herein by reference).

10(g) Performance Unit Plan of Luby's Cafeterias, Inc. approved by the shareholders on January 12, 1984 (filed as Exhibit 10(f) to the Company's Annual Report on Form 10-K for the fiscal year ended August 31, 1984, and incorporated herein by reference).

10(h) Amendment to Performance Unit Plan of Luby's Cafeterias, Inc. adopted
      January 14, 1997 (filed as Exhibit 10(h) to the Company's Quarterly Report on Form 10-Q for the quarter ended February 28, 1997, and incorporated herein by reference).

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

10(k) Amendment to Management Incentive Stock Plan of Luby's Cafeterias, Inc.
      adopted January 14, 1997 (filed as Exhibit 10(k) to the Company's Quarterly Report on Form 10-Q for the quarter ended February 28, 1997, and incorporated herein by reference).

10(l) Nonemployee Director Deferred Compensation Plan of Luby's Cafeterias,
      Inc. adopted October 27, 1994 (filed as Exhibit 10(g) to the Company's Quarterly Report on Form 10-Q for the quarter ended November 30, 1994, and incorporated herein by reference).

10(m) Amendment to Nonemployee Director Deferred Compensation Plan of Luby'
      Cafeterias, Inc. adopted January 14, 1997 (filed as Exhibit 10(m) to the Company's Quarterly Report on Form 10-Q for the quarter ended
      February 28, 1997, and incorporated herein by reference).

10(n) Nonemployee Director Stock Option Plan of Luby's Cafeterias, Inc.
      approved by the shareholders on January 13, 1995 (filed as Exhibit 10(h) to the Company's Quarterly Report on Form 10-Q for the quarter ended February 28, 1995, and incorporated herein by reference).

10(o) Amendment to Nonemployee Director Stock Option Plan of Luby's
      Cafeterias, Inc. adopted January 14, 1997 (filed as Exhibit 10(o) to the Company's Quarterly Report on Form 10-Q for the quarter ended
      February 28, 1997, and incorporated herein by reference).

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

10(r) Amendment to Luby's Cafeterias, Inc. Supplemental Executive Retirement
      Plan adopted January 14, 1997 (filed as Exhibit 10(r) to the Company's Quarterly Report on Form 10-Q for the quarter ended February 28, 1997, and incorporated herein by reference).

10(s) Luby's Cafeterias, Inc. Welfare Benefit Plan Trust dated July 18, 1996
      (filed as Exhibit 10(k) to the Company's Annual Report on Form 10-K for the fiscal year ended August 31, 1996, and incorporated herein by reference).

10(t) Retirement Agreement dated March 17, 1997, between Luby's Cafeterias,
      Inc. and Ralph Erben (filed as Exhibit 10(t) to the Company's Quarterly Report on Form 10-Q for the quarter ended February 28, 1997, and incorporated herein by reference).

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


                                            LUBY'S CAFETERIAS, INC.
                                                 (Registrant)



                                       By:      DAVID B. DAVISS
                                                ______________________________
                                                David B. Daviss
                                                Acting Chief Executive Officer




                                       By:      LAURA M. BISHOP
                                                ______________________________
                                                Laura M. Bishop
                                                Senior Vice President and
                                                Chief Financial Officer


Dated:  July 1, 1997

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

4(f) First Amendment to Credit Agreement dated January 24, 1997, among Luby's Cafeterias, Inc., Certain Lenders, and NationsBank of Texas, N.A. (filed as Exhibit 4(f) to the Company's Quarterly Report on Form 10-Q for the quarter ended February 28, 1997, and incorporated herein by reference).

10(a) Form of Deferred Compensation Agreement entered into between Luby's
      Cafeterias, Inc. and various officers (filed as Exhibit 10(b) to the Company's Annual Report on Form 10-K for the fiscal year ended August 31, 1981, and incorporated herein by reference).

10(b) Form of Amendment to Deferred Compensation Agreement between Luby's
      Cafeterias, Inc. and various officers and former officers adopted January 14, 1997 (filed as Exhibit 10(b) to the Company's Quarterly Report on Form 10-Q for the quarter ended February 28, 1997, and incorporated herein by reference).

10(c) Annual Incentive Plan for Area Vice Presidents of Luby's Cafeterias,
      Inc. adopted October 19, 1983 (filed as Exhibit 10(d) to the Company's Annual Report on Form 10-K for the fiscal year ended August 31, 1983, and incorporated herein by reference).

10(d) Amendment to Annual Incentive Plan for Area Vice Presidents of Luby's
      Cafeterias, Inc. adopted January 14, 1997 (filed as Exhibit 10(d) to the Company's Quarterly Report on Form 10-Q for the quarter ended
      February 28, 1997, and incorporated herein by reference).

10(e) Incentive Bonus Plan of Luby's Cafeterias, Inc. adopted October 19, 1983
      (filed as Exhibit 10(e) to the Company's Annual Report on Form 10-K for the fiscal year ended August 31, 1983, and incorporated herein by reference).

10(f) Amendment to Incentive Bonus Plan of Luby's Cafeterias, Inc. adopted
      January 14, 1997 (filed as Exhibit 10(f) to the Company's Quarterly Report on Form 10-Q for the quarter ended February 28, 1997, and incorporated herein by reference).

10(g) Performance Unit Plan of Luby's Cafeterias, Inc. approved by the shareholders on January 12, 1984 (filed as Exhibit 10(f) to the Company's Annual Report on Form 10-K for the fiscal year ended August 31, 1984, and incorporated herein by reference).

10(h) Amendment to Performance Unit Plan of Luby's Cafeterias, Inc. adopted
      January 14, 1997 (filed as Exhibit 10(h) to the Company's Quarterly Report on Form 10-Q for the quarter ended February 28, 1997, and incorporated herein by reference).

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

10(k) Amendment to Management Incentive Stock Plan of Luby's Cafeterias, Inc.
      adopted January 14, 1997 (filed as Exhibit 10(k) to the Company's Quarterly Report on Form 10-Q for the quarter ended February 28, 1997, and incorporated herein by reference).

10(l) Nonemployee Director Deferred Compensation Plan of Luby's Cafeterias,
      Inc. adopted October 27, 1994 (filed as Exhibit 10(g) to the Company's Quarterly Report on Form 10-Q for the quarter ended November 30, 1994, and incorporated herein by reference).

10(m) Amendment to Nonemployee Director Deferred Compensation Plan of Luby's
      Cafeterias, Inc. adopted January 14, 1997 (filed as Exhibit 10(m) to the Company's Quarterly Report on Form 10-Q for the quarter ended
      February 28, 1997, and incorporated herein by reference).

10(n) Nonemployee Director Stock Option Plan of Luby's Cafeterias, Inc.
      approved by the shareholders on January 13, 1995 (filed as Exhibit 10(h) to the Company's Quarterly Report on Form 10-Q for the quarter ended February 28, 1995, and incorporated herein by reference).

10(o) Amendment to Nonemployee Director Stock Option Plan of Luby's
      Cafeterias, Inc. adopted January 14, 1997 (filed as Exhibit 10(o) to the Company's Quarterly Report on Form 10-Q for the quarter ended
      February 28, 1997, and incorporated herein by reference).

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

10(r) Amendment to Luby's Cafeterias, Inc. Supplemental Executive Retirement
      Plan adopted January 14, 1997 (filed as Exhibit 10(r) to the Company's Quarterly Report on Form 10-Q for the quarter ended February 28, 1997, and incorporated herein by reference).

10(s) Luby's Cafeterias, Inc. Welfare Benefit Plan Trust dated July 18, 1996
      (filed as Exhibit 10(k) to the Company's Annual Report on Form 10-K for the fiscal year ended August 31, 1996, and incorporated herein by reference).

10(t) Retirement Agreement dated March 17, 1997, between Luby's Cafeterias,
      Inc. and Ralph Erben (filed as Exhibit 10(t) to the Company's Quarterly Report on Form 10-Q for the quarter ended February 28, 1997, and incorporated herein by reference).

11    Statement re computation of per share earnings.