Form 10-K
period 1997-08-31
LUBYS CAFETERIAS INC
filed 1997-11-25
CIK 16099

FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C.   20549
(Mark One)

[X]              ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the fiscal year ended August 31, 1997
                                             OR

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

_________________________                ____________________________________`
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the shares of Common Stock of the registrant held by non-affiliates of the registrant as of November 12, 1997, was approximately $431,453,000 (based upon the assumption that directors and officers are the only affiliates).

As of November 12, 1997, there were 23,270,675 shares of the registrant's Common Stock outstanding, exclusive of 4,132,392 treasury shares.

Portions of the following documents are incorporated by reference into the designated parts of this Form 10-K: annual report to shareholders for the fiscal year ended August 31, 1997, (in Part II) and proxy statement relating to 1998 annual meeting of shareholders (in Part III).

Item 1.  Business.

     Luby's Cafeterias, Inc. (the "Company") operates 232 cafeterias under the name "Luby's" located in suburban shopping areas in Arizona, Arkansas, Florida, Kansas, Louisiana, Mississippi, Missouri, New Mexico, Oklahoma, Tennessee, and Texas. Of the 232 cafeterias operated by the Company, 135 are at locations owned by the Company and 97 are on leased premises.

     Luby's Cafeterias, Inc. was originally incorporated in Texas in 1959 and was reincorporated in Delaware on December 31, 1991. The Company's executive offices are at 2211 Northeast Loop 410, P. O. Box 33069, San Antonio, Texas 78265-3069.

     The Company was restructured into a holding company on February 1, 1997, at which time all of the operating assets were transferred to Luby's Restaurants Limited Partnership, a Texas limited partnership composed of two wholly owned indirect corporate subsidiaries of the Company. All cafeteria operations are conducted by the partnership. Unless the context indicates otherwise, the word "Company" as used herein includes the partnership and the consolidated corporate subsidiaries of Luby's Cafeterias, Inc.

Marketing

     The Company's product strategy is to provide a wide variety of freshly prepared foods in an attractive and informal environment. The Company's research has shown that its products appeal to a broad range of value-oriented consumers with particular success among senior citizens, families with children, shoppers, and business people looking for a quick, healthy meal at a reasonable price.

     Prior to 1991 the Company relied primarily on customers' word-of-mouth recommendations and community relations activities to promote its business, spending approximately .5% of sales annually on these efforts. In 1991 the Company began developing a new marketing program. Based on favorable results of radio and television advertising tests, the marketing budget increased and currently approximates two percent of sales. The Company intends to continue expending the majority of the marketing budget on television and radio advertising, as well as supporting the increased local marketing activities of the individual cafeterias.

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

     The Company's cafeterias cater primarily to shoppers and office or store personnel for lunch and to families for dinner. The Company's cafeterias are open for lunch and dinner seven days a week. All of the cafeterias sell take-out orders, and most of them have separate food to go entrances. Take-out orders accounted for approximately 11 percent of sales in fiscal 1997.

     Each cafeteria is operated as a separate unit under the control of a manager who has responsibility for day-to-day operations, including food purchasing, menu planning, and personnel employment and supervision. Each cafeteria manager is compensated on the basis of his or her cafeteria's profits. Management believes that granting broad authority to its cafeteria managers and compensating them on the basis of their performance are significant factors in the profitability of its cafeterias. Of the 232 cafeteria managers employed by the Company, 177 have been with the Company for more than ten years. Generally, an individual is employed for a period of seven to ten years before he or she is considered qualified to become a cafeteria manager.

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

     As of August 31, 1997, the Company had approximately 13,000 employees, consisting of 12,104 nonmanagement cafeteria personnel; 754 cafeteria managers, associate managers, and assistant managers; and 142 executive, administrative, and clerical personnel. Employee relations are considered to be good, and the Company has never had a strike or work stoppage.

Expansion

     During the fiscal year ended August 31, 1997, the Company relocated two cafeterias in Longview and San Antonio, Texas, closed two cafeterias in Dallas, Texas, and Topeka, Kansas, and opened 27 new cafeterias in Peoria, Arizona; Hot Springs and Little Rock, Arkansas; St. Petersburg, Florida; Joplin, Missouri; Albuquerque, New Mexico; Memphis, Tennessee; and Abilene, Austin, College Station, Dallas, Del Rio, Houston, Irving, Jacinto City, Laredo, McAllen, Mesquite, Orange, Rosenberg, and San Antonio, Texas. Included in the new units were 15 cafeteria locations acquired from Triangle FoodService Corporation (formerly Wyatt Cafeterias, Inc.). The net increase in the number of cafeterias for the 1997 fiscal year was 25.

     Since August 31, 1997, the Company has closed two cafeterias in Leavenworth, Kansas, and Muskogee, Oklahoma, and has opened five new cafeterias in Phoenix, Arizona; Clearwater, Florida; Meridian, Mississippi; and Greenville and Tyler, Texas. During fiscal year 1998, the Company expects to open a total of approximately seven new cafeterias.

     The Company continually evaluates prospective new cafeteria sites and typically has several sites for new cafeterias under active consideration at any given time. The rate at which new cafeterias are opened is governed by the Company's policy of controlled growth, which takes into account the resources and capabilities of all departments involved, including real estate, construction, equipment, and operations. It has been the Company's experience that new cafeterias generally become profitable within a few months after opening.

     The costs of opening new cafeterias vary widely, depending on whether the facilities are to be leased or owned, and if owned, on site acquisition and construction costs. The Company estimates that in recent years it has cost $2,500,000 to $2,700,000 to construct, equip, and furnish a new cafeteria in a freestanding building under normal conditions, including land acquisition costs. The approximate cost to finish out, equip, and furnish a new cafeteria in a leased facility has ranged from $1,200,000 to $1,400,000.

Waterstreet Joint Venture

     In January 1996 the Company announced a joint venture agreement with Waterstreet, Inc., a seafood restaurant company operating in Corpus Christi, Fort Worth, and San Antonio, Texas. The agreement provides for the opening of up to five "Water Street Seafood Company" restaurants during the term of the joint venture. Two of the restaurants have been opened in Houston and San Antonio, Texas. Two others are under construction in Austin and Lewisville, Texas.

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

Item 2.  Properties.

     The Company owns the underlying land and buildings in which 135 of its cafeterias are located. In addition, the Company owns several cafeteria sites being held for future development.

     Of the 232 cafeterias operated by the Company, 97 are at locations held under leases, including 61 in regional shopping malls. Most of the leases provide for a combination of fixed-dollar and percentage rentals. Most of the leases require the lessee to pay additional amounts related to property taxes, hazard insurance, and maintenance of common areas.

     See Notes 5 and 8 of Notes to Financial Statements for information concerning the Company's lease rental expenses, lease commitments, and construction commitments. Of the 97 cafeteria leases, the current terms of 30 expire from 1998 to 2002, 22 from 2003 to 2007, and 45 thereafter.
Eighty of the leases can be extended beyond their current terms at the Company's option.

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

     The towns and cities in which the Company's 232 cafeterias are located are listed below, with numbers in parentheses indicating the number of units in each locale:

Arizona (14)                           Baytown (1)
   Chandler (1)                        Beaumont (1)
   Glendale (1)                        Bedford (1)
   Mesa (2)                            Bellmead (1)
   Peoria (1)                          Brownsville (2)
   Phoenix (5)                         Bryan/College Station (2)
   Scottsdale (1)                      Carrollton (1)
   Surprise (1)                        Conroe (1)
   Tucson (2)                          Corpus Christi (4)
                                       Dallas (12)
Arkansas (7)                           Deer Park (1)
   Fayetteville (1)                    Del Rio (1)
   Fort Smith (1)                      Denton (1)
   Hot Springs (1)                     DeSoto (1)
   Little Rock (3)                     Duncanville (1)
   North Little Rock (1)               El Paso (5)
                                       Fort Worth (9)
Florida (7)                            Galveston (1)
   Clearwater (2)                      Garland (1)
   Pinellas Park (1)                   Grand Prairie (1)
   St. Petersburg (1)                  Grapevine (1)
   Sebring (1)                         Greenville (1)
   Tampa (2)                           Harlingen (2)
                                       Houston (31)
Kansas (3)                             Humble (1)
   Mission (1)                         Irving/Las Colinas (2)
   Wichita (2)                         Jacinto City (1)
                                       Kerrville (1)
Louisiana (2)                          Killeen (1)
   Bossier City (1)                    Kingwood (1)
   Shreveport (1)                      Lake Jackson (1)
                                       Laredo (2)
Mississippi (2)                        Lewisville (1)
   Hattiesburg (1)                     Longview (1)
   Meridian (1)                        Lubbock (1)
                                       Lufkin (1)
Missouri (4)                           McAllen (3)
   Independence (1)                    McKinney (1)
   Joplin (1)                          Mesquite (3)
   Kansas City (2)                     Midland (1)
                                       Mission (1)
New Mexico (5)                         New Braunfels (1)
   Albuquerque (3)                     Odessa (1)
   Las Cruces (1)                      Orange (1)
   Santa Fe (1)                        Pasadena (1)
                                       Pharr (1)
Oklahoma (8)                           Plano (2)
   Bartlesville (1)                    Port Arthur (2)
   Broken Arrow (1)                    Richardson (1)
   Oklahoma City (3)                   Rosenberg (1)
   Shawnee (1)                         Round Rock (1)
   Tulsa (2)                           San Angelo (1)
                                       San Antonio (21)
Tennessee (12)                         San Marcos (1)
   Franklin (1)                        Sherman (1)
   Memphis (5)                         Stafford (1)
   Morristown (1)                      Sugar Land (1)
   Murfreesboro (1)                    Temple (1)
   Nashville (3)                       Texarkana (1)
   Oak Ridge (1)                       The Woodlands (1)
                                       Tomball (1)
Texas (168)                            Tyler (3)
   Abilene (2)                         Victoria (1)
   Amarillo (2)                        Waco (1)
   Arlington (3)                       Weslaco (1)
   Austin (7)

     The Company's corporate offices are located in a building owned by the Company containing approximately 40,000 square feet of office space. The Company utilizes the space for its executive offices and related facilities.

     The Company maintains public liability insurance and property damage insurance on its properties in amounts which management believes to be adequate.

Item 3.  Legal Proceedings.

     The Company is from time to time subject to pending claims and lawsuits arising in the ordinary course of business. In the opinion of management, the ultimate resolution of such claims and lawsuits will not have a material adverse effect on the Company's operations or consolidated financial position. There are no material legal proceedings to which any director, officer, or affiliate of the Company, or any associate of any such director or officer, is a party, or has a material interest, adverse to the Company.

Item 4.  Submission of Matters to a Vote of Security Holders.

     No matter was submitted during the fourth quarter of the fiscal year ended August 31, 1997, to a vote of security holders of the Company.

Item 4A.  Executive Officers of the Registrant.

     Certain information is set forth below concerning the executive officers of the Company, each of whom has been elected to serve until the 1998 annual meeting of shareholders and until his or her successor is duly elected and qualified.

                          Served as
                           Officer       Positions with Company and
Name                        Since    Principal Occupation Last Five Years  Age
________________________  ________   ____________________________________  ___

David B. Daviss            1997       Chairman of the Board (since Oct.    64
                                      1997); Acting Chief Executive
                                      Officer (May-Oct. 1997); Director
                                      since 1984; Chairman of the
                                      Executive Committee and member of
                                      the Corporate Governance Committee;
                                      investor.

Barry J.C. Parker          1997       President, Chief Executive Officer,  50
                                      and Director (since Oct. 1997);
                                      member of the Executive Committee;
                                      Chairman of the Board, President,
                                      and Chief Executive Officer of
                                      County Seat Stores, Inc. 1989-1996;
                                      principal of Hoak Capital Corp. (1997)

William E. Robson          1982       Executive Vice President-Operations   56
                                      and Director (since 1993); Senior
                                      Vice President-Operations 1992-1995;
                                      Senior Vice President-Operations
                                      Development prior to 1992.

Clyde C. Hays III          1985       Senior Vice President-Operations      46
                                      (since Jan. 1996); Vice President-
                                      Operations 1993-1995; Area Vice
                                      President prior to 1993.

Raymond C. Gabrysch        1988       Senior Vice President-Operations      46
                                      (since Sept. 1997); Senior Vice
                                      President-Human Resources (Jan.-
                                      Aug. 1997); Vice President-Human
                                      Resources (1996); Area Vice
                                      President prior to 1996.

Laura M. Bishop            1995       Senior Vice President and Chief       36
                                      Financial Officer (since Jan. 1997);
                                      Vice President-Finance (1996); Vice
                                      President-Financial Planning (1995);
                                      Director of Financial Planning
                                      (1993-1995); Director of Internal
                                      Audit (1992-1993).

Robert P. Burke            1996       Senior Vice President-Marketing       48
                                      (since Jan. 1997); Vice President-
                                      Marketing 1996; Vice President of
                                      Sales and Marketing, Pace Foods/
                                      Campbell Soup Company prior to 1996.

Ronald E. Riemenschneider  1990       Vice President and Treasurer (since   39
                                      1995); Controller 1990-1995.

James R. Hale              1980       Secretary; Member of law firm of      68
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

      Fiscal Quarters                              Quarterly
      Ended                High        Low      Cash Dividend
      _________________   ______      ______    ______________

      November 30, 1995   $22.88      $19.88         $.18
      February 29, 1996    23.00       20.13          .18
      May 31, 1996         25.25       20.38          .18
      August 31, 1996      25.25       22.50          .20
      November 30, 1996    24.38       20.75          .20
      February 28, 1997    22.88       19.88          .20
      May 31, 1997         20.63       17.63          .20
      August 31, 1997      20.63       18.81          .20

     As of September 12, 1997, there were approximately 4,733 record holders of the Company's common stock.

Item 6.  Selected Financial Data.

Five Year Summary of Operations
(Thousands of dollars except per share data)
Years ended August 31,
                                   1997       1996       1995       1994      1993
                                   ________   ________   ________   ________  ________

Sales                              $495,446   $450,128   $419,024   $390,692  $367,757

Costs and expenses:
 Cost of food                       121,287    110,008    103,611     98,223    92,957
 Payroll and related costs          146,940    124,333    113,952    104,543    99,233
 Occupancy and other operating
  expenses                          150,638    132,595    123,907    113,546   104,958
 General and administrative
  expenses                           19,451     20,217     18,672     15,330    15,967
 Provision for asset impairments
  and store closings                 12,432          -          -          -         -
                                   ________   ________   ________   ________  ________
                                    450,748    387,153    360,142    331,642   313,115

      Income from operations         44,698     62,975     58,882     59,050    54,642

Other income (expenses):
 Interest expense                    (4,037)    (2,130)    (1,749)         -         -
 Interest and other                   2,001      1,697      1,805      1,385     1,574
                                   ________   ________   ________   ________  ________
                                     (2,036)      (433)        56      1,385     1,574
                                   ________   ________   ________   ________  ________
      Income before income taxes
       and accounting change         42,662     62,542     58,938     60,435    56,216

Provision for income taxes           14,215     23,334     21,923     22,663    20,687
                                   ________   ________   ________   ________  ________
      Income before accounting
       change                        28,447     39,208     37,015     37,772    35,529

Cumulative effect of change in
 accounting for income taxes              -          -          -      1,563         -
                                   ________   ________   ________   ________  ________
      Net income (a)               $ 28,447   $ 39,208   $ 37,015   $ 39,335  $ 35,529

Income per share before accounting
 change                            $   1.22   $   1.66   $   1.55   $   1.45  $   1.31

Net income per common share        $   1.22   $   1.66   $   1.55   $   1.51  $   1.31

Cash dividend declared per common
 share                             $    .80   $    .74   $    .68   $    .62  $    .56

At year-end:
 Total assets                      $368,778   $335,290   $312,380   $289,668  $302,099
 Long-term debt                    $ 84,000   $ 41,000   $      -   $      -  $      -
Number of cafeterias                    229        204        187        176       168

(a) Net income in 1994 includes the cumulative effect of change in accounting for income taxes of $1,563, or $.06 per share.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

     During the last three years the Company has funded all capital expenditures from internally-generated funds, cash equivalents, short-term borrowings, and long-term debt. Capital expenditures for fiscal 1997 were $62,432,000, a 29% increase from fiscal 1996. This increase resulted from the opening of 29 new cafeterias in fiscal 1997, including two relocations, as compared to 19 in fiscal 1996, which included one relocation. Fiscal 1997 capital expenditures included the purchase of 20 locations from Triangle FoodService Corporation, formerly Wyatt Cafeterias, Inc., for approximately $14 million in cash. After additional capital expenditures of approximately $5 million to repair and refurbish these units, 15 of the 20 locations were opened as "Luby's" and are included in the 29 new openings in fiscal 1997. In addition, the Company purchased eight sites as land held for future use, which was the same number of land sites purchased during fiscal 1996.

     Plans for fiscal 1998 include the opening of approximately seven new cafeterias: five on sites owned by the Company, one on land held under a long-term ground lease, and one in a regional shopping mall. In addition to the recurring capital expenditures in existing locations, the Company expects fiscal 1998 capital expenditures to include approximately $5 to $6 million related to upgrading the cafeteria information systems. During the fourth quarter of fiscal 1997, the Company identified several properties which it no longer intends to use for future cafeteria development; therefore, the sites are now held for sale. The Company anticipates that proceeds from the sale of these properties will partially offset future capital requirements.

     As part of a joint venture agreement with Waterstreet, Inc. signed in January 1996, the Company opened one seafood restaurant in fiscal 1997 on property held under a long-term ground lease. Two seafood restaurants are planned to open in fiscal 1998, both on sites owned by the Company. These Water Street Seafood Company restaurants will be leased by the joint venture from the Company and operated by Waterstreet, Inc.

     As of August 31, 1997, the Company owned three undeveloped cafeteria sites, and several land site acquisitions were in varying stages of negotiation. As a result of fewer new store openings planned for next year, the Company expects a decrease in total capital expenditures for fiscal 1998. Construction costs for new cafeterias and seafood restaurants are expected to be funded by cash flow from operations, cash currently held in cash equivalent investments, and long-term debt.

     The Company generated cash from operations of $57,368,000 in fiscal 1997. The Company had a balance of $84,000,000 outstanding at August 31, 1997, under a $125,000,000 credit facility with a syndication of four banks. At
August 31, 1997, the Company had a working capital deficit of $29,711,000 which compares to the prior year's working capital deficit of $35,096,000.
The working capital position improved during fiscal 1997 due primarily to the increase in cash and cash equivalents of $3,743,000. The Company typically carries current liabilities in excess of current assets because cash generated from operating activities is reinvested in capital expenditures.

     The Board of Directors authorized the purchase in the open market of up to 1,000,000 shares of the Company's outstanding common stock through December 31, 1998, of which 149,700 shares were purchased in fiscal 1997. Under this and a previous authorization, the Company purchased a total of 897,500 shares of its common stock during fiscal 1997 at a cost of $19,918,000, which are being held as treasury stock.

     The Company believes that funds generated from operations and short-term or long-term financing from external sources, which can be obtained on terms acceptable to the Company, are adequate for its foreseeable needs.

Results of Operations

Fiscal 1997 Compared to Fiscal 1996

     Sales increased $45,318,000, or 10%, due to the addition of 27 new cafeterias in fiscal 1997 and 18 cafeterias in fiscal 1996. The average sales volume of cafeterias opened over one year decreased to $2,264,000 in fiscal 1997 from $2,332,000 in fiscal 1996 due primarily to a negative trend in customer counts. This trend was a result of intense competition in the restaurant industry and sales transfer from our established cafeterias caused by the significant number of fiscal 1997 and 1996 openings in our existing markets. The impact of the same-store customer count decline was partially offset by a 3.5% increase in average tray revenues. The Company implemented a price increase on September 15, 1996, to help offset the pressure on profit margins from the increase in the Federal minimum wage.

     Cost of food increased $11,279,000, or 10%, due primarily to the increase in sales. Payroll and related costs increased $22,607,000, or 18%, due primarily to the increase in sales, the increase in the Federal minimum wage which became effective October 1, 1996, and higher wage costs associated with increased expansion over the prior year. Although a price increase was implemented to help offset higher wage rates, the decline in same-store sales experienced during fiscal 1997 resulted in significant pressure on labor costs. With the subsequent increase of the Federal minimum wage on September 1, 1997, the Company expects continued pressure on labor costs during fiscal 1998. This should be partially mitigated by fewer new store openings since labor costs are typically higher during the first year of operation. Occupancy and other operating expenses increased $18,043,000, or 14%, due primarily to the increase in sales and the opening of 27 new cafeterias. Preopening expenses and start-up costs, which are expensed as incurred, totaled approximately $3 million for new openings in fiscal 1997. The decline in same-store sales caused fixed costs within this expense category to increase as a percent of sales. However, managers' salaries, which are based on the profitability of the cafeterias, decreased as a percent of sales due to lower store profits. General and administrative expenses decreased $766,000, or 4%. As a result of lower earnings, the Company's contribution to the profit sharing plan totaled $1.5 million, or $3.6 million less than fiscal 1996. This decrease was partially offset by retirement costs, executive search firm fees, and higher legal and professional fees associated with the Company's restructuring into a holding company. In addition, manager trainee salaries and moving expenses were higher than fiscal 1996 due to the increased expansion.

     During fiscal 1997 the Company adopted Financial Accounting Standards
No. 121 (FAS 121), Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of, and recorded a $12.4 million pretax charge during the fourth quarter. The charge included $4.6 million for the closing of four cafeterias, $3 million for the write-down of certain cafeteria properties which the Company plans to continue to operate, the write-down of $2.1 million for surplus properties the Company plans to sell, $1.4 million for the write-down of computer hardware, and $1.3 million for various other charges.

     Interest expense of $4,037,000 for fiscal 1997 was incurred in conjunction with borrowings under the credit facility and is net of $1,029,000 capitalized on qualifying properties. The increase over fiscal 1996 of $1,907,000, or 86%, was due to higher average outstanding borrowings relating to the increase in expansion during fiscal 1997 and the purchase of treasury stock.

     The provision for income taxes decreased $9,119,000, or 39%, due to lower income before income taxes and lower state taxes resulting from the Company's restructuring into a holding company. The Company's effective income tax rate decreased from 37.3% in fiscal 1996 to 33.3% in fiscal 1997. A portion of the decline in the provision for income taxes in fiscal 1997 is nonrecurring since it resulted from lowering the deferred tax liability based on a lower expected state tax rate. The Company anticipates that the effective tax rate will be approximately 35.6% for fiscal 1998.

Fiscal 1996 Compared to Fiscal 1995

     Sales increased $31,104,000, or 7%, due in part to the addition of 18 new cafeterias in fiscal 1996 and 11 cafeterias in fiscal 1995. The average sales volume of cafeterias opened over one year increased slightly to $2,332,000 in fiscal 1996 from $2,321,000 in fiscal 1995 due primarily to higher average tray revenues over the prior year. The same-store customer count trend was negative for the first time since 1992. This decline was not wholly unexpected because all but four of the fiscal 1996 openings occurred in existing markets. Accordingly, our market share improved in these areas; however, customer traffic and sales at established cafeterias were negatively impacted. This, combined with increased competition and the lack of full recovery from the peso devaluation in fiscal 1995, resulted in the negative same-store customer count trend.

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

New Accounting Pronouncements

     In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, Earnings Per Share, which is required to be adopted for financial statements issued after December 15, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating basic earnings per share, the dilutive effect of stock options will be excluded. The change is not expected to have a material impact on the Company's earnings per share.

Inflation

     The Company's policy is to maintain stable menu prices without regard to seasonal variations in food costs. General increases in costs of food, wages, supplies, and services make it necessary for the Company to increase its menu prices from time to time. To the extent prevailing market conditions allow, the Company intends to adjust menu prices to maintain profit margins.

Forward-Looking Statements

Except for the historical information contained in this annual report, certain statements made herein are forward-looking regarding cash flow from operations, restaurant openings, operating margins, capital requirements, the availability of acceptable real estate locations for new restaurants, and other matters. These forward-looking statements involve risks and uncertainties and, consequently, could be affected by general business conditions, the impact of competition, the success of operating initiatives, changes in cost and supply of food and labor, the seasonality of the Company's business, taxes, inflation, and governmental regulations.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

     See information in Item 8 of Part II of this Report appearing in the Notes to Consolidated Financial Statements under the caption "Interest-Rate Swap Agreements" in Note 1 and under the caption "Debt" in
Note 4.

Item 8.  Financial Statements and Supplementary Data.

                         LUBY'S CAFETERIAS, INC.
                          FINANCIAL STATEMENTS

                Years Ended August 31, 1997, 1996, and 1995
                   with Report of Independent Auditors

Report of Independent Auditors

The Board of Directors and Shareholders
Luby's Cafeterias, Inc. and Subsidiaries

     We have audited the accompanying consolidated balance sheets of Luby's Cafeterias, Inc. and Subsidiaries at August 31, 1997 and 1996, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the three years in the period ended August 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Luby's Cafeterias, Inc. and Subsidiaries at August 31, 1997 and 1996, and the results of its operations and its cash flows for each of the three years in the period ended August 31, 1997, in conformity with generally accepted accounting principles.

     As discussed in Note 2 to the consolidated financial statements, in fiscal 1997 the Company changed its method of accounting for the impairment of long-lived assets and for long-lived assets to be disposed of in accordance with Financial Accounting Standard No. 121.

                                               ERNST & YOUNG LLP
San Antonio, Texas
October 6, 1997


                            Luby's Cafeterias, Inc.
                          Consolidated Balance Sheets

                                                            August 31,
                                                        1997          1996
                                                      ________       _______
                                                      (Thousands of dollars)

Assets
Current assets:
 Cash and cash equivalents                            $  6,430       $  2,687
 Trade accounts and other receivables                      510            541
 Food and supply inventories                             4,507          4,517
 Prepaid expenses                                        3,586          3,195
 Deferred income taxes                                     937            418
                                                      ________       ________
Total current assets                                    15,970         11,358

Property held for sale                                  12,680              -

Investments and other assets - at cost:
 Land held for future use                                1,582          8,040
 Other assets                                            4,529          4,303
                                                      ________       ________
Total investments and other assets                       6,111         12,343

Property, plant, and equipment - at cost, less
 accumulated depreciation and amortization             334,017        311,589
                                                      ________       ________
Total assets                                          $368,778       $335,290
                                                      ________       ________

Liabilities and Shareholders' Equity
Current liabilities:
 Accounts payable - trade                             $ 13,584       $ 14,568
 Dividends payable                                       4,653          4,796
 Accrued expenses and other liabilities                 25,038         24,336
 Income taxes payable                                    2,406          2,754
                                                      ________       ________
Total current liabilities                               45,681         46,454

Long-term debt                                          84,000         41,000

Deferred income taxes and other credits                 20,257         22,163

Commitments and contingencies                                -              -

Shareholders' equity:
 Common stock, $.32 par value; authorized
  100,000,000 shares, issued 27,403,067 shares           8,769          8,769
 Paid-in capital                                        26,945         26,945
 Retained earnings                                     276,140        267,374
 Less cost of treasury stock, 4,136,693
  shares in 1997 and 3,425,525 shares in
  1996                                                 (93,014)       (77,415)
                                                      ________       ________
Total shareholders' equity                             218,840        225,673
                                                      ________       ________

Total liabilities and shareholders' equity            $368,778       $335,290
                                                      ________       ________
See accompanying notes.

                             Luby's Cafeterias, Inc.
                        Consolidated Statements of Income

                                              Years Ended August 31,
                                         1997           1996          1995
                                       ________       ________       ________
                                  (Thousands of dollars except per share data)

Sales                                 $495,446         $450,128       $419,024

Costs and expenses:
 Cost of food                          121,287         110,008        103,611
 Payroll and related costs             146,940         124,333        113,952
 Occupancy and other operating
  expenses                             150,638         132,595        123,907
 General and administrative expenses    19,451          20,217         18,672
 Provision for asset impairments
  and store closings                    12,432               -              -
                                      ________        ________       ________
                                       450,748         387,153        360,142
                                      ________        ________       ________
Income from operations                  44,698          62,975         58,882

Interest expense                        (4,037)         (2,130)        (1,749)

Other income, net                        2,001           1,697          1,805
                                      ________        ________       ________

Income before income taxes              42,662          62,542         58,938

Provision (benefit) for income taxes:
 Current                                17,616          20,940         21,750
 Deferred                               (3,401)          2,394            173
                                      ________        ________       ________
                                        14,215          23,334         21,923

                                      ________        ________       ________
Net income                            $ 28,447        $ 39,208       $ 37,015

                                      ________        ________       ________
Net income per share                  $   1.22        $   1.66       $   1.55
                                      ________        ________       ________

See accompanying notes.


                               Luby's Cafeterias, Inc.
                 Consolidated Statements of Shareholders' Equity

                                 Common Stock                                 Total
                           Issued           Treasury      Paid-In   Retained Shareholders'
                       Shares  Amount    Shares   Amount  Capital   Earnings  Equity
__________________________________________________________________________________________
                             (Amounts in thousands except per share data)
Balance at
 August 31, 1994       27,403  $8,769  (2,285) $(51,202)   $26,945   $229,014 $213,526
Net income for the
 year                       -       -       -         -          -     37,015   37,015
Common stock issued
 under employee bene-
 fit plans, net of
 shares tendered in
 partial payment            -       -     195     4,395          -     (1,086)   3,309
Cash dividends,
 $.675 per share            -       -       -         -          -    (15,970) (15,970)
Purchases of treasury
 stock                      -       -  (2,000)  (45,176)         -          -  (45,176)
                       ______  ______  ______   _______    _______    _______  _______
Balance at
 August 31, 1995       27,403   8,769  (4,090)  (91,983)    26,945    248,973  192,704
Net income for the
 year                       -       -       -         -          -     39,208   39,208
Common stock issued
 under employee bene-
 fit plans, net of
 shares tendered in
 partial payment and
 including tax benefits     -       -     916    20,565          -     (3,218)  17,347
Cash dividends,
 $.74 per share             -       -       -         -          -    (17,589) (17,589)
Purchases of treasury
 stock                      -       -    (252)   (5,997)         -          -   (5,997)
                       ______  ______  ______    _______   _______    _______  _______
Balance at
 August 31, 1996       27,403   8,769  (3,426)  (77,415)    26,945    267,374  225,673
Net income for the
 year                       -       -       -         -          -     28,447   28,447
Common stock issued
 under employee bene-
 fit plans, net of
 shares tendered in
 partial payment and
 including tax benefits     -       -     186     4,319          -     (1,027)   3,292
Cash dividends,
 $.80 per share             -       -       -         -          -    (18,654) (18,654)
Purchases of treasury
 stock                      -       -    (897)  (19,918)         -          -  (19,918)
                       ______  ______  ______   _______    _______    _______  _______

Balance at
 August 31, 1997       27,403  $8,769  (4,137) $(93,014)   $26,945   $276,140 $218,840
                       ______  ______  ______   _______    _______   ________ ________

See accompanying notes.

                             Luby's Cafeterias, Inc.
                     Consolidated Statements of Cash Flows

                                               Years Ended August 31,
                                          1997          1996           1995
                                        ________      ________       ________
                                                (Thousands of dollars)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                              $28,447       $ 39,208       $ 37,015
Adjustments to reconcile net income
 to net cash provided by operating
 activities:
  Depreciation and amortization          20,196         17,693         16,417
  Provision for asset impairments
   and store closings                    12,132              -              -
  Gain on disposal of land
   held for future use                        -              -           (106)
  (Gain) loss on disposal of
   property, plant, and equipment          (110)            31           (313)
                                       ________       ________       ________
Cash provided by operating
 activities before changes in
 operating assets and liabilities        60,665         56,932         53,013

Changes in operating assets and
 liabilities:
  (Increase) decrease in trade
   accounts and other receivables            31           (230)           (36)
  (Increase) decrease in food and
   supply inventories                        10           (483)          (183)
  Increase in prepaid expenses             (391)          (346)            (9)
  Increase in other assets                 (226)        (1,115)          (353)
  Increase in accounts payable-trade        174          2,441          1,368
  Increase (decrease) in accrued
   expenses and other liabilities           817           (337)         3,082
  Increase (decrease) in income
   taxes payable                            (48)         1,263           (479)
  Increase (decrease) in deferred
   income taxes and other credits        (3,664)         2,229             (5)
                                        _______       ________       ________

Net cash provided by operating
 activities                              57,368         60,354         56,398

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from disposal of land
 held for future use                          -              -            495
Proceeds from disposal of property,
 plant, and equipment                     2,803            153            474
Purchases of land held for future use   (11,649)        (5,776)        (7,531)
Purchases of property, plant, and
 equipment                              (50,783)       (42,753)       (29,715)
                                        _______       ________       ________
Net cash used in investing
 activities                             (59,629)       (48,376)       (36,277)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common
 stock under stock option plans           2,878         16,145          3,196
Net proceeds (payments) of
 short-term borrowings                        -        (57,000)        40,000
Proceeds from long-term debt            979,000        268,000              -
Reductions of long-term debt           (936,000)      (227,000)             -
Purchases of treasury stock             (21,077)        (4,839)       (45,916)
Dividends paid                          (18,797)       (16,989)       (15,918)
                                        _______        _______        _______
Net cash provided by
 (used in) financing activities           6,004        (21,683)       (18,638)
                                        _______        _______        _______
Net increase (decrease) in cash
 and cash equivalents                     3,743         (9,705)         1,483

Cash and cash equivalents at
 beginning of year                        2,687         12,392         10,909
                                       ________       ________       ________
Cash and cash equivalents at end
 of year                               $  6,430       $  2,687       $ 12,392
                                       ________       ________       ________
See accompanying notes.


                           Luby's Cafeterias, Inc.
                 Notes to Consolidated Financial Statements
                      August 31, 1997, 1996, and 1995

1.  Significant Accounting Policies

Nature of Operations

     Luby's Cafeterias, Inc. and Subsidiaries (the Company), based in
San Antonio, Texas, owns and operates cafeterias in the southern United States. As of August 31, 1997, the Company operated a total of 229 units. The Company locates its cafeterias convenient to shopping and business developments as well as to residential areas. Accordingly, the cafeterias cater primarily to shoppers, store and office personnel at lunchtime, and to families at dinner.

Principles of Consolidation

     Effective February 1, 1997, the Company was restructured into a holding company. The accompanying consolidated financial statements include the accounts of Luby's Cafeterias, Inc. and its wholly owned and majority-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

Inventories

     The food and supply inventories are stated at the lower of cost (first-in, first-out) or market.

Property Held for Sale

     Property held for sale is stated at the lower of cost or estimated net realizable value.

Depreciation and Amortization

     The Company depreciates the cost of plant and equipment over their estimated useful lives using both straight-line and accelerated methods. Leasehold improvements are amortized over the related lease lives, which are in some cases shorter than the estimated useful lives of the improvements.

Long-Lived Assets

     During 1997 the Company adopted FAS Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be disposed of." Impairment losses are recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amount. Impairment losses are also recorded for long-lived that are expected to be disposed of.

Statement of Cash Flows

     For purposes of the statement of cash flows, the Company considers all highly liquid financial instruments purchased with an original maturity of three months or less to be cash equivalents.

Preopening Expenses

     New store preopening costs are expensed as incurred.

Advertising Expenses

     Advertising costs are expensed as incurred. Advertising expense as a percentage of sales approximates two percent for fiscal years 1997, 1996, and 1995.

Income Taxes

     Deferred income taxes are computed using the liability method. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities (temporary differences) and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

Stock-Based Compensation

     During 1997 the Company adopted FAS Statement No. 123, "Accounting for Stock-Based Compensation" (FAS 123), which encourages, but does not require the Company to record compensation cost for stock-based compensation plans at fair value. The Company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in APB 25. The disclosure requirements prescribed by FAS 123 are not significant to the Company.

Interest-Rate Swap Agreements

     The Company enters into interest-rate swap agreements to modify the interest characteristics of its outstanding debt. Each interest-rate swap agreement is designated with all or a portion of the principal balance and term of a specific debt obligation. These agreements involve the exchange of amounts based on a fixed interested rate for amounts based on variable interest rates over the life of the agreement without an exchange of the notional amount upon which the payments are based. The differential to be paid or received as interest rates change is accrued and recognized as an adjustment to interest expense related to the debt. The related amount payable to or receivable from counterparties is included in other liabilities or assets. The fair values of these agreements are estimated by obtaining quoted market prices.

Use of Estimates

     In preparing financial statements in conformity with generally accepted accounting principles, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reporting period. Actual results could differ from these estimates.

2.  Impairment of Long-Lived Assets

     As a result of the Company adopting Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of," during 1997, a charge to operating costs of $12.4 million was recorded. The charge included $4.6 million for the closing of four cafeterias, $3 million for the write-down of certain cafeteria properties which the Company plans to continue to operate, the write-down of $2.1 million for surplus properties the Company plans to sell, $1.4 million for the write-down of computer hardware, and $1.3 million for various other charges. For those assets which the Company plans to continue to operate, the carrying values were written down to estimated future discounted cash flows or fully written off in the case of negative future cash flows. All charges were recorded in the provision for asset impairments and store closings.

3.  Property, Plant, and Equipment

     The cost and accumulated depreciation of property, plant, and equipment at August 31, 1997 and 1996, together with the related estimated useful lives used in computing depreciation and amortization, are reflected below:

                                                                  Estimated
                                        1997         1996        Useful Lives
                                      ________     ________    _______________
                                      (Thousands of dollars)

Land                                  $ 78,540     $ 74,699                  -
Cafeteria equipment and
 furnishings                           124,188      117,227      3 to 10 years
Buildings                              222,316      209,404     20 to 40 years
Leasehold and leasehold
 improvements                           52,833       46,403     Term of leases
Office furniture and equipment           3,540        2,536      5 to 10 years
Transportation equipment                   657          688            5 years
Construction in progress                 8,788        7,506                  -
                                      ________     ________

                                       490,862      458,463

Less accumulated depreciation
 and amortization                      156,845      146,874
                                      ________     ________

                                      $334,017     $311,589
                                      ________     ________

     Total interest expense incurred for 1997, 1996, and 1995 was $5,066,000, $3,230,000, and $2,644,000, respectively, which approximated the amount paid in each year. The amounts capitalized on qualifying properties in 1997, 1996, and 1995 were $1,029,000, $1,100,000, and $895,000, respectively.

4.  Debt

     During 1996 the Company entered into a $100 million credit facility with a syndication of four banks. As part of this credit facility, the Company has a revolving credit agreement which allows borrowings for varying periods through February 27, 2001, at the lower of the prime rate or other rate options available at the time of borrowing. The credit facility includes a maximum commitment for letters of credit of $20 million. The credit facility contains business covenants which, among other things, impose certain financial restrictions on the Company relating primarily to leverage and net worth.

     During 1997 the Company increased the credit facility to $125 million, extended the agreement through June 30, 2002, and negotiated a facility fee of .085% on the total commitment. Additionally, the Company entered into two Interest Rate Protection Agreements (swaps) to fix the rate on a portion of the floating-rate debt outstanding under its revolving line of credit. The swaps are fixed-rate agreements in the notional amounts of $30 million and $15 million. Both swaps have an interest rate of 6.4975% and a termination date of June 30, 2002. At August 31, 1997, the Company estimates it would have to pay $300,000 to terminate the agreements.

     As of August 31, 1997, the balance outstanding under the revolving credit agreement was $84,000,000 at an interest rate of 5.95%.

     At August 31, 1997, letters of credit of approximately $5,659,000 have been issued as security for the payment of insurance obligations classified as accrued expenses on the balance sheets.

5.  Leases

     The Company conducts a major part of its operations from facilities which are leased under noncancelable lease agreements. Most of the leases are for periods of ten to 25 years and provide for contingent rentals based on sales in excess of a base amount. Approximately 80% of the leases contain renewal options ranging from five to 30 years.

     Annual future minimum lease payments under noncancelable operating leases as of August 31, 1997, are as follows:

Years ending August 31:                               (Thousands of dollars)
 1998                                                       $ 7,353
 1999                                                         7,290
 2000                                                         7,069
 2001                                                         6,791
 2002                                                         6,294
 Thereafter                                                  48,302
                                                            _______
Total minimum lease payments                                $83,099
                                                            _______

     Total rent expense for operating leases for the years ended August 31, 1997, 1996, and 1995 was as follows:

                                       1997        1996        1995
                                     _______     ________    ________
                                          (Thousands of dollars)

Minimum rentals                      $6,884        $5,807       $5,477
Contingent rentals                      996         1,126        1,229
                                     ______        ______       ______

                                     $7,880        $6,933       $6,706
                                     ______        ______       ______


6.  Employee Benefit Plans and Agreements

Incentive Compensation

     The Company has various incentive compensation plans covering officers and other key employees that are based upon the achievement of specified earnings goals and performance factors. Awards under the plans are payable in cash and/or in shares of common stock. Charges to expense for current and future distributions under the plans amounted to $-0-, $400,000, and $431,000 in 1997, 1996, and 1995, respectively. During the years ended
August 31, 1997, 1996, and 1995, 4,790, 10,590, and 4,820 shares of common stock were issued under the plans out of treasury stock, respectively.

Stock Option Plans

     The Company has a Management Incentive Stock Plan to provide for market-based incentive awards, including stock options, stock appreciation rights, restricted stock, and performance share awards. Under the terms of the Management Incentive Stock Plan, nonqualified stock options, incentive stock options, and other types of awards for not more than 2,700,000 shares of the Company's common stock may be granted to eligible employees of the Company, including officers. Stock options may be granted at prices not less than 100% of fair market value at date of grant. Options granted to the participants of the plan are exercisable over staggered periods and expire, depending upon the type of grant, in five to seven years. The plan provides for various vesting methods, depending upon the category of personnel.

     Following is a summary of activity in the stock option plans for the three years ended August 31, 1997, 1996, and 1995:

                                                  Common
                                Option Price      Shares        Options       Options
                                 Per Share       Reserved     Outstanding    Exercisable
                              ________________   _________    ___________    ___________

Balances - August 31, 1994    $15.00 to $23.25   2,463,328    1,916,234        225,762
Granted                        22.75 to  23.75           -      136,100              -
Became exercisable             15.00 to  23.75           -            -        582,379
Cancelled or expired           15.00 to  23.75           -      (95,467)       (43,552)
Exercised                      15.00 to  21.75    (209,753)    (209,753)      (209,753)
                                                 _________    _________        _______
Balances - August 31, 1995     15.00 to  23.75   2,253,575    1,747,114        554,836
Granted                        21.00 to  21.63           -      223,648              -
Became exercisable             15.00 to  23.75           -            -      1,167,766
Cancelled or expired           16.42 to  23.75           -      (53,415)       (38,903)
Exercised                      15.00 to  23.25    (980,600)    (980,600)      (980,600)
                                                 _________    _________       ________
Balances - August 31, 1996     15.00 to  23.75   1,272,975      936,747        703,099
Granted                        20.25 to  23.13           -       33,675              -
Became exercisable             21.00 to  23.73           -            -        173,658
Cancelled or expired           17.75 to  23.75           -     (295,623)      (281,723)
Exercised                      15.00 to  23.25    (277,501)    (277,501)      (277,501)
                                                 _________    _________       ________
Balances - August 31, 1997    $16.25 to $23.75     995,474      397,298        317,533

                                                 _________    _________       ________


Deferred Compensation

     Deferred compensation agreements exist for several key management employees, all of whom are current or former officers. Under the agreements, the Company is obligated to provide for each such employee or his beneficiaries, during a period of ten years after the employee's death, disability, or retirement, annual benefits ranging from $15,500 to $43,400. The estimated present value of future benefits to be paid is being accrued over the period from the effective date of the agreements until the expected retirement dates of the participants. The net expense incurred for this plan for the years ended August 31, 1997, 1996, and 1995 amounted to $47,000, $239,000, and $79,000, respectively.

     The Company also has a Supplemental Executive Retirement Plan (SERP) for key executives and officers. The SERP is a "target" benefit plan, with the annual lifetime benefit based upon a percentage of average salary during the final five years of service at age 65, offset by several sources of income including benefits payable under deferred compensation agreements, if applicable, the profit sharing plan, and Social Security. SERP benefits will be paid from the Company's assets. The net expense incurred for this plan for the years ended August 31, 1997 and 1996, was $120,000 and $80,000, respectively, and the unfunded accumulated benefit obligation as of August 31, 1997 and 1996, was approximately $315,400 and $250,000, respectively.

Profit Sharing

     The Company has a profit sharing plan and retirement trust covering substantially all employees who have attained the age of 21 years and have completed one year of continuous service. The plan is administered by a corporate trustee, is a "qualified plan" under Section 401(a) of the Internal Revenue Code, and provides for the payment of the employee's vested portion of the plan upon retirement, termination, disability, or death. The plan is funded by contributions of a portion of the net earnings of the Company. The plan provides that for each fiscal year in which the Company's net income (before income taxes and before any contribution to the plan) meets certain minimum standards, the Company is obligated to contribute to the plan, at a minimum, an amount equal to a defined percentage of the participants' compensation. In no event will the required contribution exceed 10% of the Company's income before income taxes and before any contribution to the plan. The Company's annual contribution to the plan amounted to $1,500,000, $5,100,000, and $4,888,000, for 1997, 1996, and 1995, respectively.

     During 1997 the Company established a voluntary 401(k) employee savings plan to provide substantially all salaried and hourly employees of the Company an opportunity to accumulate personal funds for their retirement. These contributions may be made on a before-tax basis to the plan. The Company does not match the participants' contributions to the plan.

7.  Income Taxes

     The tax effect of temporary differences results in deferred income tax assets and liabilities as of August 31 as follows:

                                                    1997          1996
                                                  ________    ___________
                                                   (Thousands of dollars)


Deferred tax assets:
   Workers' compensation insurance                $   937         $   418
   Deferred compensation                              651             779
   Asset impairments and store closing reserves     3,453               -
                                                  _______         _______
     Total deferred tax assets                      5,041           1,197
Deferred tax liabilities:
   Amortization of capitalized interest               439             494
   Depreciation and amortization                   18,960          19,085
   Other                                            1,706           1,083
                                                  _______         _______
     Total deferred tax liabilities                21,105          20,662
                                                  _______         _______
Net deferred tax liability                        $16,064         $19,465
                                                  _______         _______

     The reconciliation of the provision for income taxes to the expected income tax expense (computed using the statutory tax rate) is as follows:

                              1997               1996               1995
                        Amount      %       Amount      %       Amount     %
                        _______   ____      _______   ____     _______   ____
                     (Thousands of dollars and as a percent of pretax income)

Normally expected
 income tax expense   $14,932    35.0%     $21,890   35.0%     $20,628   35.0%

State income taxes        745     1.7        1,488    2.4        1,616    2.7

Jobs tax credits         (101)    (.2)          (1)     -         (151)   (.2)

Other differences      (1,361)   (3.2)         (43)   (.1)        (170)   (.3)
                      _______    _____      _______   ____      ______   ____

                      $14,215    33.3%      $23,334   37.3%     $21,923  37.2%
                      _______    _____      _______   ____      _______  ____

     During 1997 the Company restructured into a holding company which effectively decreased future expected state taxes. The deferred tax assets and liabilities were reduced accordingly, and the effect on total income tax expense is included above with "Other differences."

     Cash payments for income taxes for 1997, 1996, and 1995 were $17,664,000, $19,677,000, and $22,229,000, respectively.

8.  Commitments and Contingencies

     At August 31, 1997, the Company had seven restaurants under construction. The aggregate unexpended costs under the construction contracts were approximately $2,935,000.

     The Company has unconditionally guaranteed a $2,000,000 loan under a line of credit for an unrelated limited partnership in exchange for advertising rights and a participation in future profits of the venture.

     The Company is presently, and from time to time, subject to pending claims and lawsuits arising in the ordinary course of business. In the opinion of management, the ultimate resolution of these pending legal proceedings will not have a material adverse effect on the Company's operations or consolidated financial position.

9.  Common Stock

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

     The Board of Directors authorized the purchase in the open market of up to 1,000,000 shares of the Company's outstanding common stock through December 31, 1998, of which 149,700 shares were purchased in fiscal year 1997. Under this and previous authorizations, the Company purchased 897,500 and 252,200 shares of its common stock at a cost of $19,918,000 and $5,997,000 during 1997 and 1996, respectively, which are being held as treasury stock.

10.  Per Share Information

     The weighted average number of shares used in the net income per share computation was 23,406,191 for 1997, 23,688,813 for 1996, and 23,908,087 for
1995.

11.  Accrued Expenses and Other Liabilities

     Accrued expenses and other liabilities at August 31 consisted of:

                                               1997             1996
                                              _______          _______
                                               (Thousands of dollars)

Salaries and bonuses                          $ 6,662          $ 6,185
Rent                                              721              777
Taxes, other than income                        7,245            5,742
Profit sharing plan                             1,452            5,057
Insurance                                       7,747            6,273
Other                                           1,211              302
                                              _______          _______
                                              $25,038          $24,336
                                              _______          _______

12.  Quarterly Financial Information (Unaudited)

     The following is a summary of quarterly unaudited financial information for 1997 and 1996:
                                           Three Months Ended
                           November 30,  February 28,   May 31,    August 31,
                              1996          1997         1997         1997
                           ________      ________     ________     _________
                             (Thousands of dollars except per share data)

Sales                      $122,287      $118,830     $127,630      $126,699
Gross profit                 55,887        54,908       59,387        57,037
Net income                    8,166         8,404        9,583         2,294
Net income per share            .35           .36          .41           .10

                                           Three Months Ended
                           November 30,  February 29,   May 31,    August 31,
                              1995          1996         1996         1996
                           ________      ________     ________     _________
                             (Thousands of dollars except per share data)

Sales                      $108,337      $108,835     $117,132      $115,824
Gross profit                 51,027        52,634       57,140        54,986
Net income                    8,565         9,322       10,964        10,357
Net income per share            .37           .40          .46           .43

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

     Not applicable.
                                    PART III

Item 10. Directors and Executive Officers of the Registrant.

     There is incorporated in this Item 10 by reference that portion of the Company's definitive proxy statement for the 1998 annual meeting of shareholders appearing therein under the captions "Election of Directors," "Information Concerning Directors and Executive
Officers," and "Certain Relationships and Related Transactions."
See also the information in Item 4A of Part I of this Report.

Item 11. Executive Compensation.

     There is incorporated in this Item 11 by reference that portion of the Company's definitive proxy statement for the 1998 annual meeting of shareholders appearing therein under the captions "Executive Compensation," "Deferred Compensation," and "Certain Relationships and Related Transactions."

Item 12. Security Ownership of Certain Beneficial Owners and
         Management.

     There is incorporated in this Item 12 by reference that portion of the Company's definitive proxy statement for the 1998 annual meeting of shareholders appearing therein under the captions
"Principal Shareholders" and "Management Shareholders."

Item 13. Certain Relationships and Related Transactions.

     There is incorporated in this Item 13 by reference that portion of the Company's definitive proxy statement for the 1998 annual meeting of shareholders appearing therein under the caption "Certain Relationships and Related Transactions."

                                  PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

     (a) Documents.

     1. Financial Statements

     The following financial statements are filed as part of this Report:

     Consolidated balance sheets at August 31, 1997 and 1996

     Consolidated statements of income for each of the three years in the period ended August 31, 1997

     Consolidated statements of shareholders' equity for each of the three years in the period ended August 31, 1997

     Consolidated statements of cash flows for each of the three years in the period ended August 31, 1997

     Notes to consolidated financial statements

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

     3(b) - Bylaws of Luby's Cafeterias, Inc., as currently in effect (filed as Exhibit 3(c) to the Company's Annual Report on Form 10-K for the fiscal year ended August 31, 1996, and incorporated herein by reference).

     4(a)  -  Description of Common Stock Purchase Rights of Luby's
              Cafeterias, Inc. in Form 8-A (filed April 17, 1991, effective April 26, 1991, File No.1-8308, and incorporated herein by reference).

     4(b) - Amendment No. 1 dated December 19, 1991, to Rights Agreement dated April 16, 1991 (filed as Exhibit 4(b) to the Company's Quarterly Report on Form 10-Q for the quarter ended November 30, 1991, and incorporated herein by reference).

     4(c) - Amendment No. 2 dated February 7, 1995, to Rights Agreement dated April 16, 1991 (filed as Exhibit 4(d) to the Company's Quarterly Report on Form 10-Q for the quarter ended February 28, 1995, and incorporated herein by reference).

     4(d)  -  Amendment No. 3 dated May 29, 1995, to Rights Agreement dated
              April 16, 1991 (filed as Exhibit 4(d) to the Company's Quarterly Report on Form 10-Q for the quarter ended May 31, 1995, and incorporated herein by reference).

     4(e)  -  Credit Agreement dated February 27, 1996, among Luby's
              Cafeterias, Inc., Certain Lenders, and NationsBank of Texas, N.A. (filed as Exhibit 4(e) to the Company's Quarterly Report on Form 10-Q for the quarter ended February 29, 1996, and incorporated herein by reference).

     4(f) - First Amendment to Credit Agreement dated January 24, 1997, among Luby's Cafeterias, Inc., Certain Lenders, and NationsBank of Texas, N.A. (filed as Exhibit 4(f) to the Company's Quarterly Report on Form 10-Q for the quarter ended February 28, 1997, and incorporated herein by reference).

     4(g)  -  ISDA Master Agreement dated June 17, 1997, between Luby's
              Cafeterias, Inc. and NationsBank, N.A., with Schedule and Confirmation dated July 7, 1997.

     4(h)  -  ISDA Master Agreement dated July 2, 1997, between Luby's
              Cafeterias, Inc. and Texas Commerce Bank National Association, with Schedule and Confirmation dated July 2, 1997.

     4(i)  -  Second Amendment to Credit Agreement dated July 3, 1997, among
              Luby's Cafeterias, Inc., Certain Lenders, and NationsBank of Texas, N.A.

    10(a)  -  Form of Deferred Compensation Agreement entered into between
              Luby's Cafeterias, Inc. and various officers (filed as Exhibit 10(b) to the Company's Annual Report on Form 10-K for the fiscal year ended August 31, 1981, and incorporated herein by reference).

    10(b)  -  Form of Amendment to Deferred Compensation Agreement between
              Luby's Cafeterias, Inc. and various officers and former officers adopted January 14, 1997 (filed as Exhibit 10(b) to the Company's Quarterly Report on Form 10-Q for the quarter ended February 28, 1997, and incorporated herein by reference).

    10(c)  -  Annual Incentive Plan for Area Vice Presidents of Luby's
              Cafeterias, Inc. adopted October 19, 1983 (filed as Exhibit 10(d) to the Company's Annual Report on Form 10-K for the fiscal year ended August 31, 1983, and incorporated herein by reference).

    10(d)  -  Amendment to Annual Incentive Plan for Area Vice Presidents of
              Luby's Cafeterias, Inc. adopted January 14, 1997 (filed as
              Exhibit 10(d) to the Company's Quarterly Report on Form 10-Q for the quarter ended February 28, 1997, and incorporated herein by reference).

    10(e)  -  Incentive Bonus Plan of Luby's Cafeterias, Inc. adopted
              October 19, 1983 (filed as Exhibit 10(e) to the Company's Annual Report on Form 10-K for the fiscal year ended August 31, 1983, and incorporated herein by reference).

    10(f)  -  Amendment to Incentive Bonus Plan of Luby's Cafeterias, Inc.
              adopted January 14, 1997 (filed as Exhibit 10(f) to the Company's Quarterly Report on Form 10-Q for the quarter ended February 28, 1997, and incorporated herein by reference).

    10(g) - Performance Unit Plan of Luby's Cafeterias, Inc. approved by the shareholders on January 12, 1984 (filed as Exhibit 10(f) to the Company's Annual Report on Form 10-K for the fiscal year ended August 31, 1984, and incorporated herein by reference).

    10(h)  -  Amendment to Performance Unit Plan of Luby's Cafeterias, Inc.
              adopted January 14, 1997 (filed as Exhibit 10(h) to the Company's Quarterly Report on Form 10-Q for the quarter ended February 28, 1997, and incorporated herein by reference).

    10(i)  -  Employment Contract dated January 8, 1988, between Luby's
              Cafeterias, Inc. and George H. Wenglein (filed as Exhibit 10(h) to the Company's Annual Report on Form 10-K for the fiscal year ended August 31, 1988, and incorporated herein by reference).

    10(j)  -  Management Incentive Stock Plan of Luby's Cafeterias, Inc.
              (filed as Exhibit 10(i) to the Company's Annual Report on Form 10-K for the fiscal year ended August 31, 1989, and incorporated herein by reference).

    10(k)  -  Amendment to Management Incentive Stock Plan of Luby's
              Cafeterias, Inc. adopted January 14, 1997 (filed as Exhibit 10(k) to the Company's Quarterly Report on Form 10-Q for the quarter ended February 28, 1997, and incorporated herein by reference).

    10(l)  -  Nonemployee Director Deferred Compensation Plan of Luby's
              Cafeterias, Inc. adopted October 27, 1994 (filed as Exhibit 10(g) to the Company's Quarterly Report on Form 10-Q for the quarter ended November 30, 1994, and incorporated herein by reference).

    10(m)  -  Amendment to Nonemployee Director Deferred Compensation Plan of
              Luby's Cafeterias, Inc. adopted January 14, 1997 (filed as
              Exhibit 10(m) to the Company's Quarterly Report on Form 10-Q for the quarter ended February 28, 1997, and incorporated herein by reference).

    10(n)  -  Nonemployee Director Stock Option Plan of Luby's Cafeterias,
              Inc. approved by the shareholders on January 13, 1995 (filed as Exhibit 10(h) to the Company's Quarterly Report on Form 10-Q for the quarter ended February 28, 1995, and incorporated herein by reference).

    10(o)  -  Amendment to Nonemployee Director Stock Option Plan of Luby's
              Cafeterias, Inc. adopted January 14, 1997 (filed as Exhibit 10(o) to the Company's Quarterly Report on Form 10-Q for the quarter ended February 28, 1997, and incorporated herein by reference).

    10(p)  -  Employment Contract dated January 12, 1996, between Luby's
              Cafeterias, Inc. and John B. Lahourcade (filed as Exhibit 10(i) to the Company's Quarterly Report on Form 10-Q for the quarter ended February 29, 1996, and incorporated herein by reference).

    10(q) - Luby's Cafeterias, Inc. Supplemental Executive Retirement Plan dated May 30, 1996 (filed as Exhibit 10(j) to the Company's Annual Report on Form 10-K for the fiscal year ended August 31, 1996, and incorporated herein by reference).

    10(r)  -  Amendment to Luby's Cafeterias, Inc. Supplemental Executive
              Retirement Plan adopted January 14, 1997 (filed as Exhibit 10(r) to the Company's Quarterly Report on Form 10-Q for the quarter ended February 28, 1997, and incorporated herein by reference).

    10(s)  -  Luby's Cafeterias, Inc. Welfare Benefit Plan Trust dated
              July 18, 1996 (filed as Exhibit 10(k) to the Company's Annual Report on Form 10-K for the fiscal year ended August 31, 1996, and incorporated herein by reference).

    10(t)  -  Retirement Agreement dated March 17, 1997, between Luby's
              Cafeterias, Inc. and Ralph Erben (filed as Exhibit 10(t) to the Company's Quarterly Report on Form 10-Q for the quarter ended February 28, 1997, and incorporated herein by reference).

    10(u)  -  Employment Agreement dated September 15, 1997, between Luby's
              Cafeterias, Inc. and Barry J.C. Parker.

    10(v)  -  Term Promissory Note of Barry J.C. Parker in favor of Luby's
              Cafeterias, Inc., dated November 10, 1997, in the original principal sum of $199,999.00.

    10(w)  -  Stock Agreement dated November 10, 1997, between Barry J.C.
              Parker and Luby's Cafeterias, Inc.

    11    -   Statement re computation of per share earnings.

    21    -   Subsidiaries of Luby's Cafeterias, Inc.

    27    -   Financial Data Schedule.

    99    -   Consent of Ernst & Young LLP.

    (b)  Reports on Form 8-K.

     No reports on Form 8-K have been filed during the last quarter of the period covered by this Report.

                                SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  November 25, 1997                  LUBY'S CAFETERIAS, INC.
                                          (Registrant)


                                        By: DAVID B. DAVISS
                                            ___________________________
                                            David B. Daviss, Chairman of
                                                the Board

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature and Date                           Name and Title

DAVID B. DAVISS                              David B. Daviss, Chairman
_______________________________              of the Board
November 25, 1997

BARRY J.C. PARKER                            Barry J.C. Parker, President,
_______________________________              Chief Executive Officer,
November 25, 1997                            and Director

WILLIAM E. ROBSON                            William E. Robson, Executive Vice
________________________________             President-Operations and
November 25, 1997                            Director

LAURA M. BISHOP                              Laura M. Bishop, Senior Vice
________________________________             President and Chief Financial
November 25, 1997                            Officer

RONALD E. RIEMENSCHNEIDER                    Ronald E. Riemenschneider, Vice
________________________________             President, Treasurer, and
November 25, 1997                            Principal Accounting Officer

LAURO F. CAVAZOS                             Lauro F. Cavazos, Director
________________________________
November 25, 1997

ROGER R. HEMMINGHAUS                         Roger R. Hemminghaus, Director
________________________________
November 25, 1997

JOHN B. LAHOURCADE                           John B. Lahourcade, Director
________________________________
November 25, 1997

WALTER J. SALMON                             Walter J. Salmon, Director
________________________________
November 25, 1997

GEORGE H. WENGLEIN                           George H. Wenglein, Director
________________________________
November 25, 1997

JOANNE WINIK                                 Joanne Winik, Director
________________________________
November 25, 1997

                              EXHIBIT INDEX


 Exhibit

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

     4(a) Description of Common Stock Purchase Rights of Luby's Cafeterias, Inc. in Form 8-A (filed April 17, 1991, effective April 26, 1991, File No.1-8308, and incorporated herein by reference).

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

     4(g) ISDA Master Agreement dated June 17, 1997, between Luby's Cafeterias, Inc. and NationsBank, N.A., with Schedule and Confirmation dated July 7, 1997.

     4(h) ISDA Master Agreement dated July 2, 1997, between Luby's Cafeterias, Inc. and Texas Commerce Bank National Association, with Schedule and Confirmation dated July 2, 1997.

     4(i) Second Amendment to Credit Agreement dated July 3, 1997, among Luby's Cafeterias, Inc., Certain Lenders, and NationsBank of Texas, N.A.

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

    10(u) Employment Agreement dated September 15, 1997, between Luby's Cafeterias, Inc. and Barry J.C. Parker.

    10(v) Term Promissory Note of Barry J.C. Parker in favor of Luby's Cafeterias, Inc., dated November 10, 1997, in the original principal sum of $199,999.00.

    10(w) Stock Agreement dated November 10, 1997, between Barry J.C. Parker and Luby's Cafeterias, Inc.

    11        Statement re computation of per share earnings.

    21        Subsidiaries of Luby's Cafeterias, Inc.

    27        Financial Data Schedule.

    99        Consent of Ernst & Young LLP.