Form 10-Q
period 1997-11-30
LUBYS CAFETERIAS INC
filed 1998-01-07
CIK 16099

FORM 10-Q

                    SECURITIES AND EXCHANGE COMMISSION

                         Washington, D. C. 20549

(Mark One)

[x]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 1997

OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________________ to _________________

Commission file number:  1-8308

                              LUBY'S CAFETERIAS, INC.
______________________________________________________________________________
                (Exact name of registrant as specified in its charter)


            Delaware                                           74-1335253
___________________________________                        __________________
(State or other jurisdiction of                            (I.R.S. Employer
incorporation or organization)                             Identification No.)

             2211 Northeast Loop 410, P. O. Box 33069
                 San Antonio, Texas                             78265-3069
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

      Common Stock:  23,270,675 shares outstanding as of November 30, 1997
                     (exclusive of 4,132,392 treasury shares)

                       Part I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

                            LUBY'S CAFETERIAS, INC.
           CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS
                                (UNAUDITED)
                                                          Three Months Ended
                                                             November 30,
                                                          1997          1996
                                                          ____          ____
                                                        (Amounts in thousands
                                                        except per share data)

Sales                                                   $124,672     $122,287

Costs and expenses:
  Cost of food                                            31,857       30,389
  Payroll and related costs                               39,310       36,011
  Occupancy and other operating expenses                  38,008       36,906
  General and administrative expenses                      5,274        5,563
                                                         _______      _______
                                                         114,449      108,869
                                                         _______      _______
     Income from operations                               10,223       13,418

Interest expense                                          (1,266)        (653)
Other income, net                                            681          301
                                                         _______      _______
     Income before income taxes                            9,638       13,066

Provision for income taxes                                 3,431        4,900
                                                         _______      _______
     Net income                                            6,207        8,166

Retained earnings at beginning of period                 276,140      267,374

Cash dividends                                            (4,654)      (4,647)

Treasury stock transactions                                  (65)        (261)
                                                         _______      _______
Retained earnings at end of period                      $277,628     $270,632
                                                         _______      _______
Net income per share                                        $.27         $.35
                                                         _______      _______
Cash dividend per share                                     $.20         $.20
                                                         _______      _______
Average number of shares outstanding                      23,269       23,614

See accompanying notes.

                          LUBY'S CAFETERIAS, INC.
                   CONDENSED CONSOLIDATED BALANCE SHEETS
                                (UNAUDITED)


                                              November 30,         August 31,
                                                  1997                1997
                                                  ____                ____
                                                  (Thousands of dollars)
                                        ASSETS

Current assets:
  Cash and cash equivalents                     $  2,246             $  6,430
  Trade accounts and other receivables               942                  510
  Food and supply inventories                      4,818                4,507
  Prepaid expenses                                 4,017                3,586
  Deferred income taxes                            1,017                  937
                                                 _______              _______
    Total current assets                          13,040               15,970

Property held for sale                            10,484               12,680
Investments and other assets - at cost             7,879                6,111
Property, plant, and equipment - at cost, net    335,728              334,017
                                                 _______              _______
                                                $367,131             $368,778
                                                 _______              _______

                         LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable - trade                      $ 11,769             $ 13,584
  Dividends payable                                4,654                4,653
  Accrued expenses and other liabilities          23,649               25,038
  Income taxes payable                             4,875                2,406
                                                 _______              _______
    Total current liabilities                     44,947               45,681

Long-term debt                                    81,000               84,000
Deferred income taxes and other credits           20,749               20,257

Shareholders' equity:
  Common stock                                     8,769                8,769
  Paid-in capital                                 26,945               26,945
  Retained earnings                              277,628              276,140
  Less cost of treasury stock                    (92,907)             (93,014)
                                                 _______              _______
    Total shareholders' equity                   220,435              218,840
                                                 _______              _______
                                                $367,131             $368,778
                                                 _______              _______
See accompanying notes.

                             LUBY'S CAFETERIAS, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                        Three Months Ended
                                                           November 30,
                                                       1997            1996
                                                       ____            ____
                                                      (Thousands of dollars)

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                         $   6,207      $   8,166
  Adjustments to reconcile net income to net
    cash provided by operating activities:
      Depreciation and amortization                      5,112          4,831
      Decrease in accrued expenses
       and other liabilities                            (1,389)        (3,564)
      Other, net                                        (1,414)         1,970
                                                       _______        _______
        Net cash provided by operating activities        8,516         11,403

CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from disposal of property held for sale       2,738            ---
  Purchases of land held for future use                   (948)       (10,072)
  Purchases of property, plant, and equipment           (6,879)       (20,947)
                                                       _______        _______
        Net cash used in investing activities           (5,089)       (31,019)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of common stock
    under stock option plan                                 42            950
  Proceeds from long-term debt                         189,000        220,000
  Reductions of long-term debt                        (192,000)      (177,000)
  Purchases of treasury stock                              ---        (18,260)
  Dividends paid                                        (4,653)        (4,784)
                                                       _______        _______
        Net cash provided by (used in)
         financing activities                           (7,611)        20,906
                                                       _______        _______
Net increase (decrease) in cash and cash equivalents    (4,184)         1,290
Cash and cash equivalents at beginning of period         6,430          2,687
                                                       _______        _______
Cash and cash equivalents at end of period           $   2,246      $   3,977
                                                       _______        _______

See accompanying notes.

                            LUBY'S CAFETERIAS, INC.
                   NOTES TO CONSOLIATED FINANCIAL STATEMENTS
                               November 30, 1997
                                  (UNAUDITED)

Note 1: The accompanying unaudited financial statements are presented in accordance with the requirements of Form 10-Q and, consequently, do not include all of the disclosures normally required by generally accepted accounting principles. All adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim periods have been made. All such adjustments are of a normal recurring nature. The results for the interim period are not necessarily indicative of the results to be expected for the full year.

         These financial statements should be read in conjunction with the consolidated financial statements and footnotes included in Luby's annual report on Form 10-K for the year ended August 31, 1997. The accounting policies used in preparing these consolidated financial statements are the same as those described in Luby's annual report on Form 10-K.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources
_______________________________

Cash and cash equivalents decreased by $4,184,000 from the end of the preceding fiscal year to November 30, 1997. All capital expenditures for fiscal 1998 are being funded from cash flows from operations, cash equivalents, and long-term debt. Capital expenditures for the three months ended November 30, 1997, were $7,827,000. As of November 30, 1997, the Company owned four undeveloped land sites and two Water Street joint venture restaurants were under construction.

During fiscal year 1997 the Company purchased 897,500 shares of its common stock at a cost of $19,918,000, which are being held as treasury stock. To complete the treasury stock purchases and fund capital expenditures, the Company required external financing and borrowed funds under a $125,000,000 line-of-credit agreement. As of November 30, 1997, the amount outstanding under this line of credit was $81,000,000. The Company believes that additional financing from external sources can be obtained on terms acceptable to the Company in the event such financing is required.

Results of Operations
_____________________

Quarter ended November 30, 1997 compared to the quarter ended November 30, 1996.
_________________________________________________________________________

Sales increased $2,385,000, or 2.0%, due to the addition of five new cafeterias in fiscal 1998 and 27 in fiscal 1997. The sales increase from new cafeterias was partially offset by a decrease in sales volume at cafeterias opened over one year and the closing of four units, two in August 1997 and two in September 1997.

Cost of food increased $1,468,000, or 4.8%, due primarily to the increase in sales. As a percentage of sales, food costs were higher versus the prior year due to product promotions featured during the period. Payroll and related costs increased $3,299,000, or 9.2%, due primarily to the increase in sales and the higher federal minimum wage which increased first on October 1, 1996, and again on September 1, 1997. Occupancy and other operating expenses increased $1,102,000, or 3.0%, due primarily to the increase in sales and higher group insurance costs. With the decline in same-store sales, certain fixed expenses in this category have increased as a percentage of sales, including depreciation, property taxes, utilities, and repairs. These increases were partially offset by lower preopening expenses due to fewer new store openings as compared to the prior year. General and administrative expenses decreased $289,000, or 5.2%, due primarily to a lower profit sharing contribution estimated for fiscal 1998 as compared to the estimate of the contribution for the same period in the prior year.

Interest expense increased $613,000 over the first quarter of fiscal 1997 due to higher average borrowings under the line-of-credit agreement and lower capitalized interest on qualifying properties as a result of less construction in the current period.
The provision for income taxes decreased $1,469,000, or 30.0%, due primarily to lower income from operations and state tax savings as a result of restructuring into a holding company. The effective income tax rate decreased from 37.5% to 35.6%.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued).

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

There has been no material change in the information required by Item 305 of Regulation S-K since the end of the preceding fiscal year.

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

   4(g) ISDA Master Agreement dated June 17, 1997, between Luby's Cafeterias, Inc. and NationsBank, N.A., with Schedule and Confirmation dated
         July 7, 1997 (filed as Exhibit 4(g) to the Company's Annual Report on Form 10-K for the fiscal year ended August 31, 1997, and incorporated herein by reference).

   4(h) ISDA Master Agreement dated July 2, 1997, between Luby's Cafeterias, Inc. and Texas Commerce Bank National Association, with Schedule and Confirmation dated July 2, 1997 (filed as Exhibit 4(h) to the Company's Annual Report on Form 10-K for the fiscal year ended August 31, 1997, and incorporated herein by reference).

   4(i) Second Amendment to Credit Agreement dated July 3, 1997, among Luby's Cafeterias, Inc., Certain Lenders, and NationsBank of Texas, N.A. (filed as Exhibit 4(i) to the Company's Annual Report on Form 10-K for the fiscal year ended August 31, 1997, and incorporated herein by reference).

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

  10(u) Employment Agreement dated September 15, 1997, between Luby's Cafeterias, Inc. and Barry J.C. Parker (filed as Exhibit 10(u) to the Company's Annual Report on Form 10-K for the fiscal year ended
         August 31, 1997, and incorporated herein by reference).

  10(v) Term Promissory Note of Barry J.C. Parker in favor of Luby's Cafeterias, Inc., dated November 10, 1997, in the original principal sum of $199,999.00 (filed as Exhibit 10(v) to the Company's Annual Report on Form 10-K for the fiscal year ended August 31, 1997, and incorporated herein by reference).

  10(w) Stock Agreement dated November 10, 1997, between Barry J.C. Parker and Luby's Cafeterias, Inc. (filed as Exhibit 10(w) to the Company's Annual Report on Form 10-K for the fiscal year ended August 31, 1997, and incorporated herein by reference).

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


             LUBY'S CAFETERIAS, INC.
             (Registrant)



             By: BARRY J.C. PARKER
                 _____________________________
                 Barry J.C. Parker
                 President and
                 Chief Executive Officer


             By: LAURA M. BISHOP
                 _____________________________
                 Laura M. Bishop
                 Senior Vice President and
                 Chief Financial Officer



Dated:  January 7, 1998

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

    4(g) ISDA Master Agreement dated June 17, 1997, between Luby's Cafeterias, Inc. and NationsBank, N.A., with Schedule and Confirmation dated July 7, 1997 (filed as
              Exhibit 4(g) to the Company's Annual Report on Form 10-K for the fiscal year ended August 31, 1997, and incorporated herein by reference).

    4(h)      ISDA Master Agreement dated July 2, 1997, between
              Luby's Cafeterias, Inc. and Texas Commerce Bank
              National Association, with Schedule and Confirmation dated July 2, 1997 (filed as Exhibit 4(h) to the
              Company's Annual Report on Form 10-K for the fiscal year ended August 31, 1997, and incorporated herein by reference).

    4(i) Second Amendment to Credit Agreement dated July 3, 1997, among Luby's Cafeterias, Inc., Certain Lenders, and NationsBank of Texas, N.A. (filed as Exhibit 4(i) to the Company's Annual Report on Form 10-K for the fiscal year ended August 31, 1997, and incorporated herein by reference).

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

   10(u) Employment Agreement dated September 15, 1997, between Luby's Cafeterias, Inc. and Barry J.C. Parker (filed as
              Exhibit 10(u) to the Company's Annual Report on Form 10-K for the fiscal year ended August 31, 1997, and incorporated herein by reference).

   10(v) Term Promissory Note of Barry J.C. Parker in favor of Luby's Cafeterias, Inc., dated November 10, 1997, in the original principal sum of $199,999.00 (filed as Exhibit 10(v) to the Company's Annual Report on Form 10-K for the fiscal year ended August 31, 1997, and incorporated herein by reference).

   10(w) Stock Agreement dated November 10, 1997, between Barry J.C. Parker and Luby's Cafeterias, Inc. (filed as Exhibit 10(w) to the Company's Annual Report on Form 10-K for the fiscal year ended August 31, 1997, and incorporated herein by reference).

   11         Statement re computation of per share earnings.