Form 10-Q
period 1998-02-28
LUBYS CAFETERIAS INC
filed 1998-04-13
CIK 16099

FORM 10-Q

                        SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549

(Mark One)

[x]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 1998

                                     OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________

Commission file number:  1-8308

                            LUBY'S CAFETERIAS, INC.
______________________________________________________________________________
            (Exact name of registrant as specified in its charter)

         Delaware                                           74-1335253
__________________________                            ________________________
(State or other jurisdiction of                          (I.R.S. Employer
incorporation or organization)                          Identification No.)

                    2211 Northeast Loop 410, P. O. Box 33069
                               San Antonio, Texas               78265-3069
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

      Common Stock:  23,270,675 shares outstanding as of February 28, 1998
                     (exclusive of 4,132,392 treasury shares)

                        Part I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

                            LUBY'S CAFETERIAS, INC.
                       CONSOLIDATED STATEMENTS OF INCOME
                                  (UNAUDITED)

                                       Three Months Ended    Six Months Ended
                                          February 28,          February 28,
                                        1998      1997        1998      1997
                                        ____      ____        ____      ____
                                  (Amounts in thousands except per share data)

Sales                                $123,204   $118,830   $247,876  $241,117

Costs and expenses:
  Cost of food                         30,889     28,654     62,746    59,043
  Payroll and related costs            37,402     35,268     76,712    71,279
  Occupancy and other operating
   expenses                            37,866     36,324     75,874    73,230
  General and administrative
   expenses                             5,232      5,617     10,506    11,180
                                      _______    _______    _______   _______
                                      111,389    105,863    225,838   214,732
      Income from operations           11,815     12,967     22,038    26,385
                                      _______    _______    _______   _______

Interest expense                       (1,259)      (955)    (2,525)   (1,608)
Other income, net                         222        453        903       754

      Income before income taxes       10,778     12,465     20,416    25,531

Provision for income taxes              3,837      4,061      7,268     8,961
                                      _______    _______    _______   _______
      Net income                     $  6,941   $  8,404   $ 13,148  $ 16,570
                                      _______    _______    _______   _______
Net income per share - basic and
  assuming dilution                      $.30       $.36       $.57      $.71

Cash dividends per share                 $.20       $.20       $.40      $.40

Average number of shares outstanding   23,271     23,380     23,270    23,498

See accompanying notes.

                             LUBY'S CAFETERIAS, INC.
                       CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)
                                                  February 28,      August 31,
                                                      1998             1997
                                                      ____             ____
                                                     (Thousands of dollars)

                                        ASSETS

Current assets:
  Cash and cash equivalents                         $  3,730         $  6,430
  Trade accounts and other receivables                   683              510
  Food and supply inventories                          5,939            4,507
  Prepaid expenses                                     4,530            3,586
  Deferred income taxes                                1,258              937
                                                    ________         ________
    Total current assets                              16,140           15,970

Property held for sale                                 9,650           12,680
Investments and other assets - at cost                 8,592            6,111
Property, plant, and equipment - at cost, net        334,383          334,017
                                                    ________         ________
                                                    $368,765         $368,778
                                                    ________         ________

                              LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable - trade                          $ 11,200         $ 13,584
  Dividends payable                                    4,654            4,653
  Accrued expenses and other liabilities              22,090           25,038
  Income taxes payable                                 1,453            2,406
                                                    ________         ________
    Total current liabilities                         39,397           45,681

Long-term debt                                        86,000           84,000
Deferred income taxes and other credits               20,646           20,257

Shareholders' equity:
  Common stock                                         8,769            8,769
  Paid-in capital                                     26,945           26,945
  Retained earnings                                  279,915          276,140
  Less cost of treasury stock                        (92,907)         (93,014)
                                                    ________         ________
    Total shareholders' equity                       222,722          218,840
                                                    ________         ________

                                                    $368,765         $368,778
                                                    ________         ________

See accompanying notes.

                            LUBY'S CAFETERIAS, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (UNAUDITED)

                                                         Six Months Ended
                                                            February 28,
                                                         1998          1997
                                                         ____          ____
                                                        (Thousands of dollars)

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                          $  13,148     $  16,570
  Adjustments to reconcile net income to net
   cash provided by operating activities:
      Depreciation and amortization                      10,422         9,793
      Decrease in accrued expenses
       and other liabilities                             (2,948)       (5,915)
      Other, net                                         (7,778)       (4,695)
                                                       ________      ________
        Net cash provided by operating activities        12,844        15,753
                                                       ________      ________

CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from disposal of property held for sale        3,568         1,052
  Purchases of land held for future use                    (948)      (11,608)
  Purchases of property, plant, and equipment           (10,899)      (30,617)
                                                       ________      ________

        Net cash used in investing activities            (8,279)      (41,173)
                                                       ________      ________

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of common stock under
   stock option plan                                         42         2,775
  Proceeds from long-term debt                          454,000       486,000
  Reductions of long-term debt                         (452,000)     (432,000)
  Purchases of treasury stock                               ---       (18,260)
  Dividends paid                                         (9,307)       (9,450)
                                                       ________      ________

        Net cash provided by (used in)
         financing activities                            (7,265)       29,065
                                                       ________      ________

Net increase (decrease) in cash and
 cash equivalents                                        (2,700)        3,645

Cash and cash equivalents at beginning of period          6,430         2,687
                                                       ________      ________

Cash and cash equivalents at end of period            $   3,730     $   6,332
                                                       ________      ________
See accompanying notes.

                               LUBY'S CAFETERIAS, INC.
                   CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                  For the Six Months Ended February 28, 1998 and 1997
                                    (UNAUDITED)

                                                                                 Total
                                        Common Stock    Paid-in    Retained  Shareholders'
                                     Issued   Treasury  Capital    Earnings     Equity
                                     ______   ________  ________   ________  _____________
                                                    (Thousands of dollars)
Balance at August 31, 1996            $8,769  $(77,415)  $26,945    $267,374    $225,673

  Net income for the period              ---       ---       ---      16,570      16,570

  Common stock issued under employee
   benefit plans, net of shares
   tendered in partial payment and
   including tax benefits                ---     4,195       ---      (1,055)      3,140

  Cash dividends                         ---       ---       ---      (9,336)	    (9,336)

Purchases of treasury stock              ---   (17,102)      ---         ---     (17,102)
                                      ______  ________   _______    ________    ________

Balance at February 28, 1997          $8,769  $(90,322)  $26,945    $273,553    $218,945
                                      ______  ________   _______    ________    ________

Balance at August 31, 1997            $8,769  $(93,014)  $26,945    $276,140    $218,840

  Net income for the period              ---       ---       ---      13,148      13,148

  Common stock issued under employee
   benefit plans, net of shares
   tendered in partial payment and
   including tax benefits                ---       107       ---         (65)         42

  Cash dividends                         ---       ---       ---      (9,308)     (9,308)
                                      ______  ________   _______    ________    ________

Balance at February 28, 1998          $8,769  $(92,907)  $26,945    $279,915    $222,722
                                      ______  ________   _______    ________    ________

See accompanying notes.

                                 LUBY'S CAFETERIAS, INC.
                             NOTES TO FINANCIAL STATEMENTS
                                   February 28, 1998
                                     (UNAUDITED)

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

Note 2: During the quarter ended February 28, 1998, the company adopted Statement of Financial Accounting Standards No. 128, Earnings Per Share. Statement 128 replaced the previously reported primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants, and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. Earnings per share amounts for all periods have been restated to conform to the requirements of Statement 128.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources
_______________________________

Cash and cash equivalents decreased by $2,700,000 from the end of the preceding fiscal year to February 28, 1998. All capital expenditures for fiscal 1998 are being funded from cash flows from operations, cash equivalents, and long-term debt. Capital expenditures for the six months ended February 28, 1998, were $11,847,000. As of February 28, 1998, the company owned four undeveloped land sites and one Water Street joint venture restaurant was under construction.

During fiscal year 1997 the company purchased 897,500 shares of its common stock at a cost of $19,918,000, which are being held as treasury stock. To complete the treasury stock purchases and fund capital expenditures, the company required external financing and borrowed funds under a $125,000,000 line-of-credit agreement. As of February 28, 1998, the amount outstanding under this line of credit was $86,000,000. The company believes that additional financing from external sources can be obtained on terms acceptable to the company in the event such financing is required.

Results of Operations
_____________________

Quarter ended February 28, 1998 compared to the quarter ended February 28,
1997.
______________________________________________________________________________

Sales increased $4,374,000, or 3.7%, due to the addition of five new cafeterias in fiscal 1998 and 27 in fiscal 1997, and due to a slight increase in average sales volume at cafeterias opened over one year. This increase was partially offset by the closing of five units, two in August 1997, two in September 1997, and one in January 1998.

Cost of food increased $2,235,000, or 7.8%, due primarily to the increase in sales. As a percentage of sales, food costs were higher versus the prior year due to higher commodity prices resulting from poor weather conditions.
Payroll and related costs increased $2,134,000, or 6.1%, due primarily to the increase in sales and the higher federal minimum wage which increased first on October 1, 1996, and again on September 1, 1997. Occupancy and other operating expenses increased $1,542,000, or 4.2%, due primarily to the increase in sales. This increase was partially offset by lower preopening expenses due to fewer new store openings as compared to the prior year. General and administrative expenses decreased $385,000, or 6.9%, due primarily to a lower profit sharing contribution estimated for fiscal 1998 as compared to the estimate of the contribution for the same period in the prior year.
The decline was partially offset by higher legal and professional fees associated with the company's strategic planning project.

Interest expense increased $304,000 due to higher average borrowings under the line-of-credit agreement and lower capitalized interest on qualifying properties as a result of less construction in the current period.

The provision for income taxes decreased $224,000, or 5.5%, due primarily to lower income from operations. The effective income tax rate increased from 32.6% to 35.6% since the rate in the second quarter of fiscal 1997 was significantly impacted by the company's restructuring into a holding company.

Six months ended February 28, 1998 compared to the six months ended
February 28, 1997.
______________________________________________________________________________

Sales increased $6,759,000, or 2.8%, due primarily to the addition of five new cafeterias in fiscal 1998 and 27 in fiscal 1997. The sales increase from new cafeterias was partially offset by a decrease in sales volume at cafeterias opened over one year and the closing of five units, two in August 1997, two in September 1997, and one in January 1998.

Cost of food increased $3,703,000, or 6.3%, due primarily to the increase in sales. As a percentage of sales, food costs were higher versus the prior year due to higher commodity prices resulting from poor weather conditions and product promotions featured during the period which had slightly higher food costs. Payroll and related costs increased $5,433,000, or 7.6%, due primarily to the increase in sales and the higher federal minimum wage which increased first on October 1, 1996, and again on September 1, 1997. Occupancy and other operating expenses increased $2,644,000, or 3.6%, due primarily to the increase in sales. With the decline in same-store sales for the six months ended February 28, 1998`, certain fixed expenses in this category have increased as a percentage of sales, including depreciation, property taxes, utilities, and repairs. These increases were partially offset by lower preopening expenses due to fewer store openings as compared to the prior period. In addition, managers' salaries, which are based on the profitability of the cafeterias, decreased as a percent of sales due to lower store profits. General and administrative expenses decreased $674,000, or 6.0%, due primarily to a lower profit sharing contribution estimated for fiscal 1998 as compared to the estimate of the contribution for the same period in the prior year.

Interest expense increased $917,000 due to higher average borrowings under the line-of-credit agreement and lower capitalized interest on qualifying properties as a result of less construction in the current period.

The provision for income taxes decreased $1,693,000, or 18.9%, due primarily to lower income from operations. The effective income tax rate increased from 35.1% to 35.6%.

The Year 2000
_____________

Some of the company's older computer programs were written using two digits rather than four to define the applicable year. As a result, those computer programs have time-sensitive software that recognizes a date using "00" as the year 1900 rather than the year 2000. This could cause a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, code invoices, or engage in similar normal business activities.

The company has assessed the issue and will modify or replace its software so that its computer systems function properly with respect to dates in the year 2000 and thereafter. The company does not expect that the year 2000 issue will materially affect future financial results.

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

                        Part II - OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders.

(a) The 1998 annual meeting of shareholders of Luby's Cafeterias, Inc. was held on January 9, 1998.

(b) The directors elected at the meeting were Lauro F. Cavazos, John B. Lahourcade, and George H. Wenglein. The other directors whose terms continued after the meeting are David B. Daviss, Roger R. Hemminghaus, Barry J.C. Parker, William E. Robson, Walter J. Salmon, and Joanne Winik.

(c) The matters voted upon at the meeting were (i) the election of three directors to serve until the 2001 annual meeting of shareholders and (ii) the approval of the appointment of Ernst & Young LLP as auditors for the 1998 fiscal year.

(d) With respect to the election of directors, the results of the voting were:

                                        Shares Voted     Shares        Broker
Nominee                                      For        Abstained     Nonvotes
____________________                    _____________   _________     ________
Lauro F. Cavazos                          19,603,134    1,173,185        -0-
John B. Lahourcade                        19,913,321      862,998        -0-
George H. Wenglein                        19,914,645      861,674        -0-

(e) With respect to approval of the appointment of auditors, the results of the voting were:

     Shares voted "for"         20,688,629
     Shares voted "against"         22,469
     Shares abstaining              65,221
     Broker nonvotes                   -0-

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

  3(b) Amendment to Bylaws of Luby's Cafeterias, Inc. adopted by the Board of Directors on March 19, 1998.

  3(c)   Bylaws of Luby's Cafeterias, Inc. as currently in effect.

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

 10(g) Luby's Cafeterias, Inc. Incentive Bonus Plan for Fiscal 1998 adopted by the Board of Directors on January 9, 1998.

 10(h) Performance Unit Plan of Luby's Cafeterias, Inc. approved by the shareholders on January 12, 1984 (filed as Exhibit 10(f) to the company's Annual Report on Form 10-K for the fiscal year ended August 31, 1984, and incorporated herein by reference).

 10(i)   Amendment to Performance Unit Plan of Luby's Cafeterias,
         Inc. adopted January 14, 1997 (filed as Exhibit 10(h) to the company's Quarterly Report on Form 10-Q for the quarter ended February 28, 1997, and incorporated herein by reference).

 10(j) Employment Contract dated January 8, 1988, between Luby's Cafeterias, Inc. and George H. Wenglein (filed as
         Exhibit 10(h) to the company's Annual Report on Form 10-K for the fiscal year ended August 31, 1988, and incorporated herein by reference).

 10(k) Management Incentive Stock Plan of Luby's Cafeterias, Inc. (filed as Exhibit 10(i) to the company's Annual Report on Form 10-K for the fiscal year ended August 31, 1989, and incorporated herein by reference).

 10(l)   Amendment to Management Incentive Stock Plan of Luby's
         Cafeterias, Inc. adopted January 14, 1997 (filed as
         Exhibit 10(k) to the company's Quarterly Report on Form 10-Q for the quarter ended February 28, 1997, and incorporated herein by reference).

 10(m) Nonemployee Director Deferred Compensation Plan of Luby's Cafeterias, Inc. adopted October 27, 1994 (filed as
         Exhibit 10(g) to the company's Quarterly Report on Form 10-Q for the quarter ended November 30, 1994, and incorporated herein by reference).

 10(n) Amendment to Nonemployee Director Deferred Compensation Plan of Luby's Cafeterias, Inc. adopted January 14, 1997 (filed as Exhibit 10(m) to the company's Quarterly Report on Form 10-Q for the quarter ended February 28, 1997, and incorporated herein by reference).

 10(o) Amendment to Nonemployee Director Deferred Compensation Plan of Luby's Cafeterias, Inc. adopted by the Board of Directors on March 19, 1998.

 10(p) Nonemployee Director Stock Option Plan of Luby's Cafeterias, Inc. approved by the shareholders on January 13, 1995 (filed as Exhibit 10(h) to the company's Quarterly Report on Form 10-Q for the quarter ended February 28, 1995, and incorporated herein by reference).

 10(q) Amendment to Nonemployee Director Stock Option Plan of Luby's Cafeterias, Inc. adopted January 14, 1997 (filed as
         Exhibit 10(o) to the company's Quarterly Report on Form 10-Q for the quarter ended February 28, 1997, and incorporated herein by reference).

 10(r) Employment Contract dated January 12, 1996, between Luby's Cafeterias, Inc. and John B. Lahourcade (filed as
         Exhibit 10(i) to the company's Quarterly Report on Form 10-Q for the quarter ended February 29, 1996, and incorporated herein by reference).

 10(s) Luby's Cafeterias, Inc. Supplemental Executive Retirement Plan dated May 30, 1996 (filed as Exhibit 10(j) to the company's Annual Report on Form 10-K for the fiscal year ended August 31, 1996, and incorporated herein by reference).

 10(t) Amendment to Luby's Cafeterias, Inc. Supplemental Executive Retirement Plan adopted January 14, 1997 (filed as
         Exhibit 10(r) to the company's Quarterly Report on Form 10-Q for the quarter ended February 28, 1997, and incorporated herein by reference).

 10(u) Amendment to Luby's Cafeterias, Inc. Supplemental Executive Retirement Plan adopted by the Board of Directors on January 9, 1998.

 10(v) Luby's Cafeterias, Inc. Welfare Benefit Plan Trust dated July 18, 1996 (filed as Exhibit 10(k) to the company's Annual Report on Form 10-K for the fiscal year ended August 31, 1996, and incorporated herein by reference).

 10(w) Retirement Agreement dated March 17, 1997, between Luby's Cafeterias, Inc. and Ralph Erben (filed as Exhibit 10(t) to the company's Quarterly Report on Form 10-Q for the quarter ended February 28, 1997, and incorporated herein by reference).

 10(x) Employment Agreement dated September 15, 1997, between Luby's Cafeterias, Inc. and Barry J.C. Parker (filed as
         Exhibit 10(u) to the company's Annual Report on Form 10-K for the fiscal year ended August 31, 1997, and incorporated herein by reference).

 10(y) Term Promissory Note of Barry J.C. Parker in favor of Luby's Cafeterias, Inc., dated November 10, 1997, in the original principal sum of $199,999.00 (filed as Exhibit 10(v) to the company's Annual Report on Form 10-K for the fiscal year ended August 31, 1997, and incorporated herein by reference).

 10(z) Stock Agreement dated November 10, 1997, between Barry J.C. Parker and Luby's Cafeterias, Inc. (filed as Exhibit 10(w) to the company's Annual Report on Form 10-K for the fiscal year ended August 31, 1997, and incorporated herein by reference).

 10(aa) Luby's Cafeterias, Inc. Nonemployee Director Phantom Stock Plan adopted by the Board of Directors on March 19, 1998.

 11      Statement re computation of per share earnings.

 99 Corporate Governance Guidelines of Luby's Cafeterias, Inc. adopted by the Board of Directors on March 19, 1998.

 (b)      Reports on Form 8-K

          No reports on Form 8-K have been filed during the quarter for which this report is filed.


                                     SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  LUBY'S CAFETERIAS, INC.
                                  (Registrant)


                                  By: BARRY J.C. PARKER
                                      _____________________________
                                      Barry J. C. Parker
                                      President and
                                      Chief Executive Officer


                                   By: LAURA M. BISHOP
                                       _____________________________
                                       Laura M. Bishop
                                       Senior Vice President and
                                       Chief Financial Officer

Dated:  April 13, 1998

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

    3(b)     Amendment to Bylaws of Luby's Cafeterias, Inc.
             adopted by the Board of Directors on March 19, 1998.

    3(c) Bylaws of Luby's Cafeterias, Inc. as currently in effect.

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

   10(g)     Luby's Cafeterias, Inc. Incentive Bonus Plan for
             Fiscal 1998 adopted by the Board of Directors on January 9, 1998.

   10(h) Performance Unit Plan of Luby's Cafeterias, Inc. approved by the shareholders on January 12, 1984 (filed as Exhibit 10(f) to the company's Annual Report on Form 10-K for the fiscal year ended August 31, 1984, and incorporated herein by reference).

   10(i)     Amendment to Performance Unit Plan of Luby's
             Cafeterias, Inc. adopted January 14, 1997 (filed as
             Exhibit 10(h) to the company's Quarterly Report on Form 10-Q for the quarter ended February 28, 1997, and incorporated herein by reference).

   10(j)     Employment Contract dated January 8, 1988, between
             Luby's Cafeterias, Inc. and George H. Wenglein (filed as
             Exhibit 10(h) to the company's Annual Report on Form 10-K for the fiscal year ended August 31, 1988, and incorporated herein by reference).

   10(k) Management Incentive Stock Plan of Luby's Cafeterias, Inc. (filed as Exhibit 10(i) to the company's Annual
             Report on Form 10-K for the fiscal year ended August 31, 1989, and incorporated herein by reference).

   10(l) Amendment to Management Incentive Stock Plan of Luby's Cafeterias, Inc. adopted January 14, 1997 (filed as
            Exhibit 10(k) to the company's Quarterly Report on Form 10-Q for the quarter ended February 28, 1997, and incorporated herein by reference).

   10(m)    Nonemployee Director Deferred Compensation Plan of
            Luby's Cafeterias, Inc. adopted October 27, 1994 (filed as Exhibit 10(g) to the company's Quarterly Report on Form 10-Q for the quarter ended November 30, 1994, and incorporated herein by reference).

   10(n) Amendment to Nonemployee Director Deferred Compensation Plan of Luby's Cafeterias, Inc. adopted January 14, 1997 (filed as Exhibit 10(m) to the company's Quarterly Report on Form 10-Q for the quarter ended February 28, 1997, and incorporated herein by reference).

   10(o) Amendment to Nonemployee Director Deferred Compensation Plan of Luby's Cafeterias, Inc. adopted by the Board of Directors on March 19, 1998.

   10(p) Nonemployee Director Stock Option Plan of Luby's Cafeterias, Inc. approved by the shareholders on January 13, 1995 (filed as Exhibit 10(h) to the company's Quarterly Report on Form 10-Q for the quarter ended February 28, 1995, and incorporated herein by reference).

   10(q) Amendment to Nonemployee Director Stock Option Plan of Luby's Cafeterias, Inc. adopted January 14, 1997 (filed as Exhibit 10(o) to the company's Quarterly Report on Form 10-Q for the quarter ended February 28, 1997, and incorporated herein by reference).

   10(r) Employment Contract dated January 12, 1996, between Luby's Cafeterias, Inc. and John B. Lahourcade (filed as Exhibit 10(i) to the company's Quarterly Report on Form 10Q for the quarter ended February 29, 1996, and incorporated herein by reference).

   10(s)    Luby's Cafeterias, Inc. Supplemental Executive
            Retirement Plan dated May 30, 1996 (filed as Exhibit 10(j) to the company's Annual Report on Form 10-K for the fiscal year ended August 31, 1996, and incorporated herein by reference).

   10(t) Amendment to Luby's Cafeterias, Inc. Supplemental Executive Retirement Plan adopted January 14, 1997 (filed as Exhibit 10(r) to the company's Quarterly Report on Form 10-Q for the quarter ended February 28, 1997, and incorporated herein by reference).

   10(u)    Amendment to Luby's Cafeterias, Inc. Supplemental
            Executive Retirement Plan adopted by the Board of Directors on January 9, 1998.

   10(v) Luby's Cafeterias, Inc. Welfare Benefit Plan Trust dated July 18, 1996 (filed as Exhibit 10(k) to the company's Annual Report on Form 10-K for the fiscal year ended August 31, 1996, and incorporated herein by reference).

   10(w) Retirement Agreement dated March 17, 1997, between Luby's Cafeterias, Inc. and Ralph Erben (filed as
            Exhibit 10(t) to the company's Quarterly Report on Form 10-Q for the quarter ended February 28, 1997, and incorporated herein by reference).

   10(x) Employment Agreement dated September 15, 1997, between Luby's Cafeterias, Inc. and Barry J.C. Parker (filed as
            Exhibit 10(u) to the company's Annual Report on Form 10-K for the fiscal year ended August 31, 1997, and incorporated herein by reference).

   10(y)    Term Promissory Note of Barry J.C. Parker in favor of
            Luby's Cafeterias, Inc., dated November 10, 1997, in the original principal sum of $199,999.00 (filed as Exhibit 10(v) to the company's Annual Report on Form 10-K for the fiscal year ended August 31, 1997, and incorporated herein by reference).

   10(z) Stock Agreement dated November 10, 1997, between Barry J.C. Parker and Luby's Cafeterias, Inc. (filed as Exhibit 10(w) to the company's Annual Report on Form 10-K for the fiscal year ended August 31, 1997, and incorporated herein by reference).

   10(aa)   Luby's Cafeterias, Inc. Nonemployee Director Phantom
            Stock Plan adopted by the Board of Directors on March 19,
            1998.

   11       Statement re computation of per share earnings.

   99 Corporate Governance Guidelines of Luby's Cafeterias, Inc. adopted by the Board of Directors on March 19, 1998.