Form 10-Q
period 1998-05-31
LUBYS CAFETERIAS INC
filed 1998-07-06
CIK 16099

FORM 10-Q

                    SECURITIES AND EXCHANGE COMMISSION

                        Washington, D. C. 20549

(Mark One)

[x]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 1998

                                   OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________

Commission file number:  1-8308

                           LUBY'S CAFETERIAS, INC.
_______________________________________________________________________________
            (Exact name of registrant as specified in its charter)

           Delaware                                         74-1335253
_________________________________              ________________________________
(State or other jurisdiction of                          (I.R.S. Employer
incorporation or organization)                          Identification No.)

         2211 Northeast Loop 410, P. O. Box 33069
                San Antonio, Texas                                78265-3069
_______________________________________________________________________________
         (Address of principal executive offices)                (Zip Code)

                              210/654-9000
_______________________________________________________________________________
             (Registrant's telephone number, including area code)

_______________________________________________________________________________
(Former name, former address and former fiscal year, if changed since last report)

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

    Common Stock:  23,270,675 shares outstanding as of May 31, 1998
                   (exclusive of 4,132,392 treasury shares)

                        Part I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

                           LUBY'S CAFETERIAS, INC.
                     CONSOLIDATED STATEMENTS OF INCOME

                                 (UNAUDITED)

                                     Three Months Ended    Nine Months Ended
                                          May 31,                May 31,
                                     1998         1997      1998        1997
                                     ____         ____      ____        ____
                                  (Amounts in thousands except per share data)

Sales                              $131,230    $127,630   $379,106    $368,747

Costs and expenses:
  Cost of food                       33,151      30,978     95,897      90,021
  Payroll and related costs          38,765      37,265    115,477     108,544
  Occupancy and other operating
   expenses                          39,059      38,317    114,933     111,547
  General and administrative
   expenses                           6,658       6,337     17,164      17,517
                                   ________    ________   ________     _______

                                    117,633     112,897    343,471     327,629
                                   ________    ________   ________     _______

      Income from operations         13,597      14,733     35,635      41,118

Interest expense                     (1,288)     (1,078)    (3,813)     (2,686)
Other income, net                       342         926      1,245       1,680
                                   ________    ________   ________     _______

      Income before income taxes     12,651      14,581     33,067      40,112

Provision for income taxes            4,504       4,998     11,772      13,959
                                   ________    ________   ________     _______

      Net income                   $  8,147    $  9,583   $ 21,295    $ 26,153
                                   ________    ________   ________     _______

Net income per share - basic and
 assuming dilution                     $.35        $.41       $.92       $1.12
                                   ________    ________   ________     _______

Cash dividends per share               $.20        $.20       $.60        $.60
                                   ________    ________   ________     _______

Average number of shares
 outstanding                         23,271      23,366     23,270      23,453

See accompanying notes.

                                LUBY'S CAFETERIAS, INC.
                         CONDENSED CONSOLIDATED BALANCE SHEETS
                                     (UNAUDITED)

                                                 May 31,           August 31,
                                                  1998                1997
                                                  ____                ____
                                                   (Thousands of dollars)

                                       ASSETS

Current assets:
  Cash and cash equivalents                     $  2,312            $  6,430
  Trade accounts and other receivables               684                 510
  Food and supply inventories                      4,950               4,507
  Prepaid expenses                                 4,239               3,586
  Deferred income taxes                            1,071                 937
                                                ________            ________

    Total current assets                          13,256              15,970

Property held for sale                             9,652              12,680
Investments and other assets - at cost             7,549               6,111
Property, plant, and equipment - at cost, net    336,459             334,017
                                                ________            ________

                                                $366,916            $368,778
                                                ________            ________

                        LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable - trade                      $ 10,853            $ 13,584
  Dividends payable                                4,654               4,653
  Accrued expenses and other liabilities          25,140              25,038
  Income taxes payable                             2,706  `            2,406
                                                ________            ________

    Total current liabilities                     43,353              45,681

Long-term debt                                    77,000              84,000
Deferred income taxes and other credits           20,294              20,257

Shareholders' equity:
  Common stock                                     8,769               8,769
  Paid-in capital                                 26,999              26,945
  Retained earnings                              283,408             276,140
  Less cost of treasury stock                    (92,907)            (93,014)
                                                ________            ________

    Total shareholders' equity                   226,269             218,840
                                                ________            ________

                                                $366,916            $368,778
                                                ________            ________

See accompanying notes.

                               LUBY'S CAFETERIAS, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                    (UNAUDITED)

                                                           Nine Months Ended
                                                                May 31,
                                                          1998           1997
                                                          ____           ____
                                                        (Thousands of dollars)

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                           $ 21,295      $ 26,153
  Adjustments to reconcile net income to net
   cash provided by operating activities:
      Depreciation and amortization                      15,802        14,913
      Increase (decrease) in accrued expenses
       and other liabilities                                143        (1,617)
      Other, net                                         (5,561)       (1,354)
                                                       ________      ________

        Net cash provided by operating activities        31,679        38,095
                                                       ________      ________

CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from disposal of property held for sale        3,568         2,300
  Purchases of land held for future use                    (948)      (12,134)
  Purchases of property, plant, and equipment           (17,498)      (40,839)
                                                       ________      ________

        Net cash used in investing activities           (14,878)      (50,673)
                                                       ________      ________

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of common stock under
   stock option plan                                         42         2,878
  Proceeds from long-term debt                          658,000       760,000
  Reductions of long-term debt                         (665,000)     (711,000)
  Purchases of treasury stock                               ---       (21,077)
  Dividends paid                                        (13,961)      (14,144)
                                                       ________      ________

        Net cash provided by (used in)
         financing activities                           (20,919)       16,657
                                                       ________      ________

Net increase (decrease) in cash and cash equivalents     (4,118)        4,079
Cash and cash equivalents at beginning of period          6,430         2,687
                                                       ________      ________

Cash and cash equivalents at end of period             $  2,312      $  6,766
                                                       ________      ________

See accompanying notes.


                              LUBY'S CAFETERIAS, INC.
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                  For the Nine Months Ended May 31, 1998 and 1997

                                   (UNAUDITED)

                                                                                Total
                                     Common Stock      Paid-in    Retained  Shareholders'
                                 Issued    Treasury    Capital    Earnings     Equity
                                 _______   ________    _______    ________   ____________
                                               (Thousands of dollars)

Balance at August 31, 1996       $8,769   $(77,415)    $26,945    $267,374     $225,673

  Net income for the period         ---        ---         ---      26,153       26,153

  Common stock issued under
   employee benefit plans, net
   of shares tendered in partial
   payment and including
   tax benefits                     ---      4,320         ---      (1,027)       3,293

  Cash dividends                    ---        ---         ---     (14,001)     (14,001)

  Purchases of treasury stock       ---    (19,919)        ---         ---      (19,919)

Balance at May 31, 1997          $8,769   $(93,014)    $26,945    $278,499     $221,199
                                 ______   ________     _______    ________     ________

Balance at August 31, 1997       $8,769   $(93,014)    $26,945    $276,140     $218,840

  Net income for the period         ---        ---         ---      21,295       21,295

  Common stock issued under
   employee benefit plans, net
   of shares tendered in partial
   payment and including
   tax benefits                     ---        107          54         (65)          96

  Cash dividends                    ---        ---         ---     (13,962)     (13,962)
                                 ______   ________     _______    ________     ________

Balance at May 31, 1998          $8,769   $(92,907)    $26,999    $283,408     $226,269
                                 ______   ________     _______    ________     ________

See accompanying notes.

                              LUBY'S CAFETERIAS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   May 31, 1998

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

Note 2: During the quarter ended February 28, 1998, the company adopted Statement of Financial Accounting Standards No. 128, Earnings Per Share. Statement 128 replaced the previously reported primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants, and convertible securities. Diluted earnings per share is very similar to the reviously reported fully diluted earnings per share. Earnings per share amounts for all periods have been restated to conform to the requirements of Statement 128.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources
_______________________________

Cash and cash equivalents decreased by $4,118,000 from the end of the preceding fiscal year to May 31, 1998. All capital expenditures for fiscal 1998 are being funded from cash flows from operations, cash equivalents, and long-term debt. Capital expenditures for the nine months ended May 31, 1998, were $18,446,000. As of May 31, 1998, the company owned three undeveloped land sites and one land site on which a cafeteria is under construction.

During fiscal year 1997 the company purchased 897,500 shares of its common stock at a cost of $19,918,000, which are being held as treasury stock. To complete the treasury stock purchases and fund capital expenditures, the company required external financing and borrowed funds under a $125,000,000 line-of-credit agreement. As of May 31, 1998, the amount outstanding under this line of credit was $77,000,000. The company believes that additional financing from external sources can be obtained on terms acceptable to the company in the event such financing is required.

Results of Operations
_____________________

Quarter ended May 31, 1998 compared to the quarter ended May 31, 1997.
______________________________________________________________________

Sales increased $3,600,000, or 2.8%, due to the addition of five new cafeterias in fiscal 1998 and 27 in fiscal 1997, and due to a slight increase in average sales volume at cafeterias opened over one year. This increase was partially offset by the closing of five units, two in August 1997, two in September 1997, and one in January 1998.

Cost of food increased $2,173,000, or 7.0%. As a percentage of sales, food costs were higher versus the prior year due to higher commodity prices resulting from poor weather conditions, new menu item testing, and higher fish prices. Payroll and related costs increased $1,500,000, or 4.0%, due primarily to the increase in sales and the higher federal minimum wage which increased first on October 1, 1996, and again on September 1, 1997. Occupancy and other operating expenses increased $742,000, or 1.9%, due primarily to the increase in sales. This increase was partially offset by lower preopening expenses due to fewer new store openings as compared to the prior year. General and administrative expenses increased $321,000, or 5.1%, due to higher legal and professional fees associated with the company's strategic planning project. This increase was partially offset by a lower profit sharing contribution estimated for fiscal 1998 as compared to the estimate of the contribution for the same period in the prior year. Lump sum severance agreements were recorded during both periods.

Interest expense increased $210,000 due primarily to lower capitalized interest on qualifying properties as a result of less construction in the current period.

The provision for income taxes decreased $494,000, or 9.9%, due primarily to lower income from operations. The effective income tax rate increased from 34.3% to 35.6% since the rate in the third quarter of fiscal 1997 was more significantly impacted by the company restructuring into a holding company.

Nine months ended May 31, 1998 compared to the nine months ended May 31,
1997.
_____________________________________________________________________________

Sales increased $10,359,000, or 2.8%, due primarily to the addition of five new cafeterias in fiscal 1998 and 27 in fiscal 1997. The sales increase from new cafeterias was partially offset by a slight decrease in sales volume at cafeterias opened over one year and the closing of five units, two in August 1997, two in September 1997, and one in January 1998.

Cost of food increased $5,876,000, or 6.5%, due primarily to the increase in sales. As a percentage of sales, food costs were higher versus the prior year due to higher commodity prices resulting from poor weather conditions, new menu item testing, and product promotions featured during the period which had slightly higher food costs. Payroll and related costs increased $6,933,000, or 6.4%, due primarily to the increase in sales and the higher federal minimum wage which increased first on October 1, 1996, and again on September 1, 1997. Occupancy and other operating expenses increased $3,386,000, or 3.0%, due primarily to the increase in sales. With the slight decline in same-store sales for the nine months ended May 31, 1998, certain fixed expenses in this category have increased as a percentage of sales, including depreciation, property taxes, utilities, rent, repairs, and group insurance. These increases were partially offset by lower preopening expenses due to fewer store openings as compared to the prior period. In addition, managers' salaries, which are based on the profitability of the cafeterias, decreased as a percent of sales due to lower store profits. General and administrative expenses decreased $353,000, or 2.0%, due primarily to a lower profit sharing contribution estimated for fiscal 1998 as compared to the estimate of the contribution for the same period in the prior year. This decrease was partially offset by higher legal and professional fees associated with the company's strategic planning process.

Interest expense increased $1,127,000 due to lower capitalized interest on qualifying properties as a result of less construction in the current period and slightly higher borrowing rates under the interest rate swap agreements.

The provision for income taxes decreased $2,187,000, or 15.7%, due primarily to lower income from operations. The effective income tax rate increased from 34.8% to 35.6%.

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

             3(b) Bylaws of Luby's Cafeterias, Inc. as currently in effect (filed as Exhibit 3(c) to the company's Quarterly Report on Form 10-Q for the quarter ended February 28, 1998, and incorporated herein by reference).

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

             10(g) Luby's Cafeterias, Inc. Incentive Bonus Plan for Fiscal 1998 adopted by the Board of Directors on January 9, 1998 (filed as Exhibit 10(g) to the company's Quarterly Report on Form 10-Q for the quarter ended February 28, 1998, and incorporated herein by reference).

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

             10(o) Amendment to Nonemployee Director Deferred Compensation Plan of Luby's Cafeterias, Inc. adopted by the Board of Directors on March 19, 1998 (filed as Exhibit 10(o) to the company's Quarterly Report on Form 10-Q for the quarter ended February 28, 1998, and incorporated herein by reference).

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

             10(u) Amendment to Luby's Cafeterias, Inc. Supplemental Executive Retirement Plan adopted by the Board of Directors on January 9, 1998 (filed as Exhibit 10(u) to the company's Quarterly Report on Form 10-Q for the quarter ended February 28, 1998, and incorporated herein by reference).

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

             10(aa) Luby's Cafeterias, Inc. Nonemployee Director Phantom Stock Plan adopted by the Board of Directors on March 19, 1998 (filed as Exhibit 10(aa) to the company's Quarterly Report on Form 10-Q for the quarter ended February 28, 1998, and incorporated herein by reference).

             10(bb) Agreement of Resignation, Severance, Confidentiality, Non-Solicitation, Arbitration and General Release of All Claims dated April 30, 1998, between Luby's Cafeterias, Inc. and William E. Robson.

             10(cc) Salary Continuation Agreement dated May 14, 1998, between Luby's Cafeterias, Inc. and Sue Elliott.

             10(dd) Salary Continuation Agreement dated June 1, 1998, between Luby's Cafeterias, Inc. and Alan M. Davis.

             11      Statement re computation of per share earnings.

             99 Corporate Governance Guidelines of Luby's Cafeterias, Inc. adopted by the Board of Directors on March 19, 1998 (filed as Exhibit 99 to the company's Quarterly Report on Form 10-Q for the quarter ended February 28, 1998, and incorporated herein by reference).

  (b)    Reports on Form 8-K

         No reports on Form 8-K have been filed during the quarter for which this report is filed.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  LUBY'S CAFETERIAS, INC.
                                  (Registrant)


                                      BARRY J.C. PARKER
                                  By: _____________________________
                                      Barry J. C. Parker
                                      President and
                                      Chief Executive Officer


                                      LAURA M. BISHOP
                                  By: _____________________________
                                      Laura M. Bishop
                                      Senior Vice President and
                                      Chief Financial Officer


Dated:  July 6, 1998

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

       3(b) Bylaws of Luby's Cafeterias, Inc. as currently in effect (filed as Exhibit 3(c) to the company's Quarterly Report on Form 10-Q for the quarter ended February 28, 1998, and incorporated herein by reference).

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

      10(g) Luby's Cafeterias, Inc. Incentive Bonus Plan for Fiscal 1998 adopted by the Board of Directors on January 9, 1998 (filed as Exhibit 10(g) to the company's Quarterly Report on Form 10-Q for the quarter ended February 28, 1998, and incorporated herein by reference).

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

      10(o) Amendment to Nonemployee Director Deferred Compensation Plan of Luby's Cafeterias, Inc. adopted by the Board of Directors on March 19, 1998 (filed as Exhibit 10(o) to the company's Quarterly Report on Form 10-Q for the quarter ended
                February 28, 1998, and incorporated herein by reference).

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

      10(u) Amendment to Luby's Cafeterias, Inc. Supplemental Executive Retirement Plan adopted by the Board of Directors on January 9, 1998 (filed as Exhibit 10(u) to the company's Quarterly Report on Form 10-Q for the quarter ended February 28, 1998, and incorporated herein by reference).

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

      10(aa) Luby's Cafeterias, Inc. Nonemployee Director Phantom Stock Plan adopted by the Board of Directors on March 19, 1998 (filed as Exhibit 10(aa) to the company's Quarterly Report on Form 10-Q for the quarter ended February 28, 1998, and incorporated herein by reference).

      10(bb) Agreement of Resignation, Severance, Confidentiality, Non-Solicitation, Arbitration and General Release of All Claims dated April 30, 1998, between Luby's Cafeterias, Inc. and William E. Robson.

      10(cc) Salary Continuation Agreement dated May 14, 1998, between Luby's Cafeterias, Inc. and Sue Elliott.

      10(dd) Salary Continuation Agreement dated June 1, 1998, between Luby's Cafeterias, Inc. and Alan M. Davis.

      11        Statement re computation of per share earnings.

      99        Corporate Governance Guidelines of Luby's Cafeterias, Inc.
                adopted by the Board of Directors on March 19, 1998 (filed as Exhibit 99 to the company's Quarterly Report on Form 10-Q for the quarter ended February 28, 1998, and incorporated herein by reference).