Form 10-K
period 1998-08-31
LUBYS CAFETERIAS INC
filed 1998-11-25
CIK 16099

FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C.   20549
(Mark One)

[X]              ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the fiscal year ended August 31, 1998
                                             OR

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the shares of Common Stock of the registrant held by non-affiliates of the registrant as of November 10, 1998, was approximately $329,676,000 (based upon the assumption that directors and officers are the only affiliates).

As of November 10, 1998, there were 22,964,475 shares of the registrant's Common Stock outstanding, exclusive of 4,438,592 treasury shares.

Portions of the following documents are incorporated by reference into the designated parts of this Form 10-K: annual report to shareholders for the fiscal year ended August 31, 1998, (in Part II) and proxy statement relating to 1999 annual meeting of shareholders (in Part III).

Item 1.  Business.

     Luby's Cafeterias, Inc. was originally incorporated in Texas in 1959 and was reincorporated in Delaware on December 31, 1991. The Company's executive offices are at 2211 Northeast Loop 410, P. O. Box 33069, San Antonio, Texas 78265-3069.

     Luby's Cafeterias, Inc. was restructured into a holding company on February 1, 1997, at which time all of the operating assets were transferred to Luby's Restaurants Limited Partnership, a Texas limited partnership composed of two wholly owned indirect corporate subsidiaries of the Company. All cafeteria operations are conducted by the partnership. Unless the context indicates otherwise, the word "Company" as used herein includes the partnership and the consolidated corporate subsidiaries of Luby's Cafeterias, Inc.

     The Company operates 223 cafeteria-style restaurants under the name "Luby's" located in close proximity to retail centers, business developments, and residential areas in Arizona, Arkansas, Florida, Kansas, Louisiana, Mississippi, Missouri, New Mexico, Oklahoma, Tennessee, and Texas. Of the 223 restaurants operated by the Company, 133 are at locations owned by the Company and 90 are on leased premises.

Strategic Plan

     In August 1998 the Company announced plans to close 14 restaurants over the next year as part of its strategic planning efforts. The strategic plan includes relocating several restaurants over the next few years, improving current store sales and profits, creating a more profitable business in markets outside of Texas, building new restaurants in smaller Texas markets, and building the food-to-go business. The Company is testing a variety of initiatives, including expanded beverage offerings, breakfast, extended hours of operation, and the addition of drive-thru windows to selected restaurants.

     Management believes there is excellent potential in smaller Texas communities for a smaller prototype restaurant. A new prototype is being developed for introduction later in the current fiscal year.

Marketing

     The Company's product strategy is to provide a wide variety of freshly prepared foods in an attractive and informal environment. The Company's research has shown that its products appeal to a broad range of value-oriented consumers with particular success among families with children, seniors, shoppers, and business people looking for a quick, healthy meal at a reasonable price.

     Prior to 1991 the Company relied primarily on customers' word-of-mouth recommendations and community relations activities to promote its business, spending approximately .5% of sales annually on these efforts. In 1991 the Company began developing a new marketing program. Based on favorable results of radio and television advertising tests, the marketing budget increased to approximately two percent of sales. During fiscal 1998, the Company ran a series of product-specific promotions, including the Chicken Lover's Special, Seafarer's Special, and Pasta Fest, which were well-received by customers and positively impacted customer traffic. The Company intends to increase the marketing budget in fiscal 1999 to approximatley two and one-half percent of sales and to continue expending the majority of the marketing budget on television and radio advertising.

Operations

     The Company's operations combine the food quality and atmosphere of a good restaurant with the simplicity and visual food selection of cafeteria service. Food is prepared in small quantities throughout serving hours, and frequent quality checks are made. Each cafeteria offers a broad and varied menu and normally serves 12 to 14 entrees, 12 to 14 vegetable dishes, 15 to 20 salads, and 18 to 20 desserts.

     The Company's restaurants cater primarily to shoppers and office or store personnel for lunch and to families for dinner. The Company's restaurants are open for lunch and dinner seven days a week. All of the restaurants sell take-out orders, and most of them have separate food-to-go entrances. Take-out orders accounted for approximately 11 percent of sales in fiscal 1998.

     Each restaurant is operated as a separate unit under the control of a manager who has responsibility for day-to-day operations, including food purchasing, menu planning, and personnel employment and supervision. Each restaurant manager is compensated on the basis of his or her restaurant's profits. Management believes that granting broad authority to its restaurant managers and compensating them on the basis of their performance are significant factors in the profitability of its restaurants. Of the 223 managers employed by the Company, 177 have been with the Company for more than ten years. Generally, an individual is employed for a period of seven to eight years before he or she is considered qualified to become a manager.

     Each restaurant cooks or prepares substantially all of the food served, including breads and pastries. The restaurants prepare food from the same recipes, with minor variations to suit local tastes, although menus are not uniform in all of the Company's restaurants on any particular day. Menus are prepared to reflect local and seasonal food preferences and to take advantage of any special food purchasing opportunities. The restaurants are not dependent upon any one supplier, and the Company believes that alternative sources of supply are readily available.

     Quality control teams, each consisting of experienced cooks and a supervisor, help to maintain uniform standards of food preparation. The teams primarily assist in the training of new personnel during the opening of new restaurants. The teams also visit the restaurants periodically and work with the regular staffs to check adherence to the Company's recipes, train personnel in new techniques, and evaluate procedures for possible use throughout the Company.

     The Company conducts a training program comprised of both on-the-job training and classroom instruction in its training facilities in San Antonio. The training program is approximately three months in duration. Management personnel receive one week of classroom instruction and spend the remaining time on practical training in operating restaurants. In order to draw management trainees from regional talent pools, the Company has set up satellite training schools in several key restaurants to make on-the-job training more accessible on a local level.

     As of August 31, 1998, the Company had approximately 12,800 employees, consisting of 11,919 nonmanagement restaurant personnel; 739 restaurant managers, associate managers, and assistant managers; and 142 executive, administrative, and clerical personnel. Employee relations are considered to be good, and the Company has never had a strike or work stoppage. The Company is not subject to any collective bargaining agreements.

Expansion

     During the fiscal year ended August 31, 1998, the Company opened five new restaurants in Phoenix, Arizona; Clearwater, Florida; Meridian, Mississippi; and Greenville and Tyler, Texas. During the 1998 fiscal year the Company closed five cafeterias in Little Rock, Arkansas; Leavenworth, Kansas; Albuquerque,
New Mexico; Muskogee, Oklahoma; and Dallas, Texas. There was no net increase in the number of restaurants for the 1998 fiscal year.

     Since August 31, 1998, the Company has opened a new restaurant in Tulsa, Oklahoma, and has closed seven restaurants in Phoenix and Scottsdale, Arizona; Wichita, Kansas; Joplin, Missouri; Albuquerque, New Mexico, and Memphis, Tennessee. During fiscal 1999 the Company expects to open aproximately six new restaurants, inclusive of the one already opened. The Company expects to close approximately 12 restaurants during the 1999 fiscal year, inclusive of the ones already closed.

     The Company continually evaluates prospective new restaurant sites and typically has several sites for new restaurants under active consideration at any given time. The rate at which new restaurants are opened is governed by the Company's policy of controlled growth, which takes into account the resources and capabilities of all departments involved, including real estate, construction, equipment, and operations. It has been the Company's experience that new restaurants generally become profitable within a few months after opening.

     The costs of opening new restaurants vary widely, depending on whether the facilities are to be leased or owned, and if owned, on site acquisition and construction costs. The Company estimates that in recent years it has cost $2,500,000 to $2,700,000 to construct, equip, and furnish a new restaurant in a freestanding building under normal conditions, including land acquisition costs. The approximate cost to finish out, equip, and furnish a new restaurant in a leased facility has ranged from $1,200,000 to $1,400,000. The Company is reviewing its current restaurant design and plans to reduce the size and change the physical features of the restaurant to make it more appealing to guests. In addition, the Company is working on plans for an even smaller prototype (approximately 6,000 square feet) to be built in smaller Texas markets.

Waterstreet Joint Venture

     In January 1996 the Company announced a joint venture agreement with Waterstreet, Inc., a seafood restaurant company operating in Corpus Christi, Fort Worth, and San Antonio, Texas. The agreement provides for the opening of up to five "Water Street Seafood Company" restaurants during the term of the joint venture. Three of the restaurants are open in Austin, Lewisville, and San Antonio, Texas. One of the restaurants which opened in Houston, Texas, was subsequently closed.

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

Competition and Other Factors

     The foodservice business is highly competitive, and there are numerous restaurants and other foodservice operations in each of the markets where the Company operates. The quality of the food served, in relation to its price, and public reputation are important factors in foodservice competition. Neither the Company nor any of its competitors has a significant share of the total market in any area in which the Company competes. The Company believes that its principal competitors are conventional restaurants and other cafeterias.

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

Forward-looking Statements

     Certain statements in this report are forward-looking statements and the Company can give no assurance that the expectations or potential occurrences reflected in such statements will be realized. Efforts to close, sell, or improve operating results of underperforming stores depend on many factors not within the Company's control such as the negotiation of settlements of existing lease obligations under acceptable terms, availability of qualified buyers for owned locations, customer traffic, and general business conditions.

Item 2.  Properties.

     The Company owns the underlying land and buildings in which 133 of its restaurants are located. In addition, the Company owns several restaurant sites being held for future development and several properties are held for sale.

     Of the 223 restaurants operated by the Company, 90 are at locations held under leases, including 54 in regional shopping malls. Most of the leases provide for a combination of fixed-dollar and percentage rentals. Most of the leases require the lessee to pay additional amounts related to property taxes, hazard insurance, and maintenance of common areas.

     See Notes 5 and 8 of Notes to Financial Statements for information concerning the Company's lease rental expenses, lease commitments, and construction commitments. Of the 90 restaurant leases, the current terms of 31 expire from 1999 to 2003, 23 from 2004 to 2008, and 36 thereafter. Seventy-three of the leases can be extended beyond their current terms at the Company's option.

     A typical restaurant seats 250 to 300 guests and contains 9,000 to 10,500 square feet of floor space. Most of the restaurants are located in modern buildings and all are in good condition. It is the Company's policy to refurbish and modernize restaurants as necessary to maintain their appearance and utility. The equipment in all restaurants is well maintained. Several of the Company's restaurant properties contain excess building space which is rented to tenants unaffiliated with the Company.

     The towns and cities in which the Company's 223 cafeterias are located are listed below, with numbers in parentheses indicating the number of units in each locale:

Arizona (12)                           Baytown (1)
   Chandler (1)                        Beaumont (1)
   Glendale (1)                        Bedford (1)
   Mesa (2)                            Bellmead (1)
   Peoria (1)                          Brownsville (2)
   Phoenix (4)                         Bryan/College Station (2)
   Surprise (1)                        Carrollton (1)
   Tucson (2)                          Conroe (1)
                                       Corpus Christi (4)
                                       Dallas (11)
Arkansas (6)                           Deer Park (1)
   Fayetteville (1)                    Del Rio (1)
   Fort Smith (1)                      Denton (1)
   Hot Springs (1)                     DeSoto (1)
   Little Rock (2)                     Duncanville (1)
   North Little Rock (1)               El Paso (5)
                                       Fort Worth (8)
Florida (7)                            Galveston (1)
   Clearwater (2)                      Garland (1)
   Pinellas Park (1)                   Grand Prairie (1)
   St. Petersburg (1)                  Grapevine (1)
   Sebring (1)                         Greenville (1)
   Tampa (2)                           Harlingen (2)
                                       Houston (31)
Kansas (1)                             Humble (1)
   Mission (1)                         Irving/Las Colinas (2)
                                       Jacinto City (1)
                                       Kerrville (1)
Louisiana (2)                          Killeen (1)
   Bossier City (1)                    Kingwood (1)
   Shreveport (1)                      Lake Jackson (1)
                                       Laredo (2)
Mississippi (2)                        Lewisville (1)
   Hattiesburg (1)                     Longview (1)
   Meridian (1)                        Lubbock (1)
                                       Lufkin (1)
Missouri (3)                           McAllen (3)
   Independence (1)                    McKinney (1)
   Kansas City (2)                     Mesquite (3)
                                       Midland (1)
                                       Mission (1)
New Mexico (3)                         New Braunfels (1)
   Albuquerque (1)                     North Richland Hills (1)
   Las Cruces (1)                      Odessa (1)
   Santa Fe (1)                        Orange (1)
                                       Pasadena (1)
Oklahoma (9)                           Pharr (1)
   Bartlesville (1)                    Plano (2)
   Broken Arrow (1)                    Port Arthur (2)
   Oklahoma City (3)                   Richardson (1)
   Shawnee (1)                         Rosenberg (1)
   Tulsa (3)                           Round Rock (1)
                                       San Angelo (1)
Tennessee (11)                         San Antonio (21)
   Franklin (1)                        San Marcos (1)
   Memphis (4)                         Sherman (1)
   Morristown (1)                      Stafford (1)
   Murfreesboro (1)                    Sugar Land (1)
   Nashville (3)                       Temple (1)
   Oak Ridge (1)                       Texarkana (1)
                                       The Woodlands (1)
Texas (167)                            Tomball (1)
   Abilene (2)                         Tyler (3)
   Amarillo (2)                        Victoria (1)
   Arlington (3)                       Waco (1)
   Austin (7)                          Weslaco(1)

     The Company's corporate offices are located in a building owned by the Company containing approximately 40,000 square feet of office space. The Company utilizes the space for its executive offices and related facilities

     The Company maintains public liability insurance and property damage insurance on its properties in amounts which management believes to be adequate.

Item 3.  Legal Proceedings.

     The Company is from time to time subject to pending claims and lawsuits arising in the ordinary course of business. In the opinion of management, the ultimate resolution of such claims and lawsuits will not have a material adverse effect on the Company's operations or consolidated financial position There are no material legal proceedings to which any director, officer, or affiliate of the Company, or any associate of any such director or officer, is a party, or has a material interest, adverse to the Company.

Item 4.  Submission of Matters to a Vote of Security Holders.

     No matter was submitted during the fourth quarter of the fiscal year ended August 31, 1998, to a vote of security holders of the Company.

Item 4A.  Executive Officers of the Registrant.

     Certain information is set forth below concerning the executive officers of the Company, each of whom has been elected to serve until the 1999 annual meeting of shareholders and until his or her successor is duly elected and qualified.

                          Served as
                           Officer       Positions with Company and
Name                        Since    Principal Occupation Last Five Years  Age
________________________  ________   ____________________________________  ___

David B. Daviss            1997       Chairman of the Board (since Oct.    62
                                      1997); Acting Chief Executive
                                      Officer (May-Oct. 1997); Director
                                      since 1984; Chairman of the
                                      Executive Committee and member of
                                      the Corporate Governance Committee;
                                      investor.

Barry J.C. Parker          1997       President, Chief Executive Officer,  51
                                      and Director (since Oct. 1997);
                                      member of the Executive Committee;
                                      Chairman of the Board, President,
                                      and Chief Executive Officer of
                                      County Seat Stores, Inc. (1989-1996);
                                      principal of Hoak Capital Corp. (1997).

Laura M. Bishop            1995       Senior Vice President and Chief       37
                                      Financial Officer (since Jan. 1997);
                                      Vice President-Finance (1996); Vice
                                      President-Financial Planning (1995);
                                      Director of Financial Planning
                                      (1993-1995); Director of Internal
                                      Audit (1992-1993).

Robert P. Burke            1996       Senior Vice President-Marketing       49
                                      (since Jan. 1997); Vice President-
                                      Marketing (1996); Vice President of
                                      Sales and Marketing, Pace Foods/
                                      Campbell Soup Company prior to 1996.

Alan M. Davis              1998       Senior Vice President-Real Estate     46
                                      Development (since May 1988); Vice
                                      President of Real Estate, Boston
                                      Chicken, Inc. and Boston Chicken
                                      Real Estate Investments, Inc.
                                      prior to May 1998.  Boston Chicken,
                                      Inc. filed a petition for reorgani-
                                      zation under Chapter 11 of the U.S.
                                      Bankruptcy Code in October 1998.

Sue Elliott                1998       Senior Vice President-Human           48
                                      Resources (since May 1998); Vice
                                      President of Friday's Hospitality
                                      prior to May 1998.

Raymond C. Gabrysch        1988       Senior Vice President-Operations      47
                                      (since Sept. 1997); Senior Vice
                                      President-Human Resources (Jan.-
                                      Aug. 1997); Vice President-Human
                                      Resources (1996); Area Vice
                                      President prior to 1996.

Clyde C. Hays III          1985       Senior Vice President-Operations      47
                                      (since Jan. 1996); Vice President-
                                      Operations prior to 1996.

James R. Hale              1980       Secretary; Member of law firm of      69
                                      Cauthorn Hale Hornberger Fuller
                                      Sheehan & Becker Incorporated.

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

      Fiscal Quarters                              Quarterly
      Ended                High        Low      Cash Dividend
      _________________   ______      ______    ______________

      November 30, 1996   $24.38      $20.75         $.20
      February 28, 1997    22.88       19.88          .20
      May 31, 1997         20.63       17.63          .20
      August 31, 1997      20.63       18.81          .20
      November 30, 1997    21.38       18.88          .20
      February 28, 1998    19.69       16.00          .20
      May 31, 1998         19.50       17.13          .20
      August 31, 1998      18.94       15.25          .20

     As of September 11, 1998, there were approximately 5,036 record holders of the Company's common stock.

Item 6.  Selected Financial Data.



Five Year Summary of Operations
(Thousands of dollars except per share data)
Years ended August 31,
                                     1998       1997       1996       1995       1994
                                   ________   ________   ________   ________   ________

Sales                              $508,871   $495,446   $450,128   $419,024   $390,692

Costs and expenses:
 Cost of food                       129,126    121,287    110,008    103,611     98,223
 Payroll and related costs          155,152    146,940    124,333    113,952    104,543
 Occupancy and other operating
  expenses                          154,501    150,638    132,595    123,907    113,546
 General and administrative
  expenses                           22,061     19,451     20,217     18,672     15,330
 Provision for asset impairments
  and store closings                 36,852     12,432          -          -          -
                                   ________   ________   ________   ________   ________
                                    497,692    450,748    387,153    360,142    331,642
                                   ________   ________   ________   ________   ________

      Income from operations         11,179     44,698     62,975     58,882     59,050

Other income (expenses):
 Interest expense                    (5,078)    (4,037)    (2,130)    (1,749)         -
 Interest and other                   1,778      2,001      1,697      1,805      1,385
                                   ________   ________   ________   ________   ________
                                     (3,300)    (2,036)      (433)        56      1,385
                                   ________   ________   ________   ________   ________
      Income before income taxes
       and accounting change          7,879     42,662     62,542     58,938     60,435

Provision for income taxes            2,798     14,215     23,334     21,923     22,663
                                   ________   ________   ________   ________   ________
      Income before accounting
       change                         5,081     28,447     39,208     37,015     37,772

Cumulative effect of change in
 accounting for income taxes              -          -          -          -      1,563
                                   ________   ________   ________   ________   ________
      Net income (a)               $  5,081   $ 28,447   $ 39,208   $ 37,015   $ 39,335

Income per share before accounting
 change                            $   0.22   $   1.22   $   1.66   $   1.55   $   1.45

Net income per common share -
 basic                             $   0.22   $   1.22   $   1.66   $   1.55   $   1.51

Net income per common share -
 assuming dilution                 $   0.22   $   1.21   $   1.64   $   1.53   $   1.49

Cash dividend declared per common
 share                             $    .80   $    .80   $    .74   $    .68   $    .62

At year-end:
 Total assets                      $339,041   $368,778   $335,290   $312,380   $289,668
 Long-term debt                    $ 73,000   $ 84,000   $ 41,000   $      -   $      -
Number of cafeterias                    229        229        204        187        176

(a) Net income in 1994 includes the cumulative effect of change in accounting for income taxes of $1,563, or $.06 per share.



Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

     During the last three years the Company has funded all capital expenditures from internally generated funds, cash equivalents, and long-term debt. Capital expenditures for fiscal 1998 were $26,015,000, a 58% decrease from fiscal 1997. This decrease resulted from the opening of five new restaurants in fiscal 1998 as compared to 29 in fiscal 1997, which included two relocations. Fiscal 1997 capital expenditures included the purchase of 20 locations from Triangle FoodService Corporation, formerly Wyatt Cafeterias, Inc., for approximately $14 million in cash. After additional capital expenditures of approximately $5 million to repair and refurbish these units, 15 of the 20 locations were opened as "Luby's" and are included in the 29 openings in fiscal 1997. In addition, during fiscal 1998 the Company purchased one site as land held for future use compared to eight in fiscal 1997. The Company also spent approximately $5 million to upgrade the restaurant information systems during fiscal 1998.

     Plans for fiscal 1999 include the opening of approximately six new restaurants - four on sites owned by the Company and two on land held under long-term ground leases. The Company also expects fiscal 1999 capital expenditures to include approximately $12 million related to strategic initiatives, including food-to-go expansions, new self-service drink stations, and 10 to 15 remodels with updated design features. In addition, as part of its strategic initiative to expand into smaller Texas markets, planned expenditures for fiscal 1999 include approximately $5 million for the opening of the first location by the end of the fiscal year and the purchase of several other land sites for fiscal 2000 openings. The Company anticipates that proceeds from property held for sale will partially offset future capital requirements.

     As part of a joint venture agreement with Waterstreet, Inc. signed in January 1996, the Company opened two seafood restaurants in fiscal 1998. During fiscal 1998, the company closed one seafood restaurant which was opened the prior year. No seafood restaurants are planned to open in fiscal 1999. These "Water Street Seafood Company" restaurants are leased by the joint venture from the Company and operated by Waterstreet, Inc.

     As of August 31, 1998, the Company owned three undeveloped restaurant sites, and several land site acquisitions were in varying stages of negotiation. As a result of more new store openings planned for next year, the Company expects an increase in total capital expenditures for fiscal 1999. Construction costs for new restaurants are expected to be funded by cash flow from operations, cash currently held in cash equivalent investments, and long-term debt.

     The Company generated cash from operations of $47,957,000 in fiscal 1998. The Company had $73,000,000 outstanding at August 31, 1998, under a $125,000,000 credit facility with a syndication of four banks. At August 31, 1998, the Company had a working capital deficit of $32,324,000 which compares to the prior year's working capital deficit of $29,711,000. The working capital position declined slightly during fiscal 1998 due primarily to the decrease in cash and cash equivalents of $2,670,000. The Company typically carries current liabilities in excess of current assets because cash generated from operating activities is reinvested in capital expenditures.

     The Company believes that funds generated from operations and short-term or long-term financing from external sources, which can be obtained on terms acceptable to the Company, are adequate for its foreseeable needs.

Results of Operations

Fiscal 1998 Compared to Fiscal 1997

     Sales increased $13,425,000, or 3%, due to the addition of five new restaurants in fiscal 1998 and 27 restaurants in fiscal 1997. This increase was partially offset by the closing of two restaurants on August 31, 1997, and three others during fiscal 1998. The average sales volume for all restaurants that were open in both years increased slightly to $2,250,000 in fiscal 1998 from $2,244,000 in fiscal 1997. The same-store customer counts were down by 1% but were offset by higher average tray revenues.

     Cost of food increased $7,839,000, or 6%, due primarily to the increase in sales, new menu item testing, and higher fish and other commodity prices overall. Payroll and related costs increased $8,212,000, or 6%, due primarily to the increase in sales and the higher Federal minimum wage which increased first on October 1, 1996, and again on September 1, 1997. Occupancy and other operating expenses increased $3,863,000, or 3%, due primarily to the increase in sales and the opening of five new restaurants. This increase was partially offset by lower managers' salaries, which are based on the profitability of the restaurants. General and administrative expenses increased $2,610,000, or 13%, due primarily to higher legal and professional fees associated with the Company's strategic planning project. In addition, fiscal 1998 included a higher provision for bonuses since none were incurred in fiscal 1997 and a higher Company contribution to the profit sharing plan.

     As part of its strategic planning efforts, the Company completed an assessment of underperforming restaurants and recorded a $36.9 million pretax charge during the fourth quarter of fiscal 1998. The charge included $14.7 million for the closing of 14 underperforming restaurants, $10.7 million for the write-down of 16 restaurants which will be relocated to optimize their market potential, and $11.4 million for the write-down of certain restaurant properties which the Company plans to continue to operate. Additionally, the Company revised its estimate of the net realizable value of surplus properties which the Company plans to sell resulting in an additional write-down of $0.1 million. The charge for the closing of the 14 underperforming restaurants and the restaurants to be relocated related to the write-down of property and equipment to net realizable value, costs to settle lease obligations, and severance costs. As of August 31, 1998, two of the 14 restaurants were closed, and the remaining restaurants are planned for closure during fiscal 1999.

     Interest expense of $5,078,000 for fiscal 1998 was incurred in conjunction with borrowings under the credit facility and is net of $276,000 capitalized on qualifying properties. The increase over fiscal 1997 of $1,041,000, or 26%, was due primarily to lower capitalized interest on qualifying properties as a result of less construction in the current period. The average borrowing rate was also slightly higher in fiscal 1998.

     The provision for income taxes decreased $11,417,000, or 80%, due to lower income before income taxes. The Company's effective income tax rate increased from 33.3% in fiscal 1997 to 35.5% in fiscal 1998. The fiscal 1997 rate was low due to a nonrecurring decrease in the deferred tax liability resulting from a lower expected state tax rate. The Company anticipates that the effective tax rate for fiscal 1999 will approximate the rate during fiscal 1998.

Fiscal 1997 Compared to Fiscal 1996

     Sales increased $45,318,000, or 10%, due to the addition of 27 new restaurants in fiscal 1997 and 18 restaurants in fiscal 1996. The average sales volume of restaurants opened over one year decreased to $2,264,000 in fiscal 1997 from $2,332,000 in fiscal 1996 due primarily to a negative trend in customer counts. This trend was a result of intense competition in the restaurant industry and sales transfer from our established restaurants caused by the significant number of fiscal 1997 and 1996 openings in our existing markets. The impact of the same-store customer count decline was partially offset by a 3.5% increase in average tray revenues. The Company implemented a price increase on September 15, 1996, to help offset the pressure on profit margins from the increase in the Federal minimum wage.

     Cost of food increased $11,279,000, or 10%, due primarily to the increase in sales. Payroll and related costs increased $22,607,000, or 18%, due primarily to the increase in sales, the increase in the Federal minimum wage which became effective October 1, 1996, and higher wage costs associated with increased expansion over the prior year. Although a price increase was implemented to help offset higher wage rates, the decline in same-store sales experienced during fiscal 1997 resulted in significant pressure on labor costs. Occupancy and other operating expenses increased $18,043,000, or 14%, due primarily to the increase in sales and the opening of 27 new restaurants. Preopening expenses and start-up costs, which are expensed as incurred, totaled approximately $3 million for new openings in fiscal 1997. The decline in same-store sales caused fixed costs within this expense category to increase as a percent of sales. However, managers' salaries, which are based on the profitability of the restaurants, decreased as a percent of sales due to lower store profits. General and administrative expenses decreased $766,000, or 4%. As a result of lower earnings, the Company's contribution to the profit sharing plan totaled $1.5 million, or $3.6 million less than fiscal 1996. This decrease was partially offset by retirement costs, executive search firm fees, and higher legal and professional fees associated with the Company's restructuring into a holding company. In addition, manager trainee salaries and moving expenses were higher than fiscal 1996 due to the increased expansion.

     During fiscal 1997 the Company adopted Financial Accounting Standards
No. 121 (FAS 121), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of," and recorded a $12.4 million pretax charge during the fourth quarter. The charge included $4.6 million for the closing of four restaurants, $3 million for the write-down of certain cafeteria properties which the Company plans to continue to operate, the write-down of $2.1 million for surplus properties the Company plans to sell, $1.4 million for the write-down of computer hardware, and $1.3 million for various other charges.

     Interest expense of $4,037,000 for fiscal 1997 was incurred in conjunction with borrowings under the credit facility and is net of $1,029,000 capitalized on qualifying properties. The increase over fiscal 1996 of $1,907,000, or 86%, was due to higher average outstanding borrowings relating to the increase in expansion during fiscal 1997 and the purchase of treasury stock.

     The provision for income taxes decreased $9,119,000, or 39%, due to lower income before income taxes and lower state taxes resulting from the Company's restructuring into a holding company. The Company's effective income tax rate decreased from 37.3% in fiscal 1996 to 33.3% in fiscal 1997. A portion of the decline in the provision for income taxes in fiscal 1997 was nonrecurring since it resulted from lowering the deferred tax liability based on a lower expected state tax rate.

Inflation

     The Company's policy is to maintain stable menu prices without regard to seasonal variations in food costs. General increases in costs of food, wages, supplies, and services make it necessary for the Company to increase its menu prices from time to time. To the extent prevailing market conditions allow, the Company intends to adjust menu prices to maintain profit margins.

The Year 2000

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

     The Company has formed a Year 2000 committee and has developed a plan to inventory critical systems and replace or develop solutions to those systems that are found to have date-related deficiencies. The completion of the solution phase is estimated to be prior to any anticipated impact on our systems. The Company is also surveying suppliers and customers to determine the status of their year 2000 compliance programs.

Forward-Looking Statements

     Except for the historical information contained in this annual report, certain statements made herein are forward looking regarding cash flow from operations, restaurant openings, operating margins, capital requirements, the availability of acceptable real estate locations for new restaurants, and other matters. In addition, efforts to close, sell, or improve operating results of underperforming stores depend on many factors not within the Company's control such as the negotiation of settlements of existing lease obligations under acceptable terms, availability of qualified buyers for owned locations, and customer traffic. These forward-looking statements involve risks and uncertainties and, consequently, could be affected by general business conditions, the impact of competition, the success of operating initiatives, changes in cost and supply of food and labor, the seasonality of the Company's business, taxes, inflation, and governmental regulations, which could cause actual results to differ materially from current plans. Management does not expect to update such forward-looking statements continually as conditions change, and readers should consider that such statements pertain only to the date hereof.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

     See information in Item 8 of Part II of this Report appearing in the Notes to Consolidated Financial Statements under the caption "Interest-Rate Swap Agreements" in Note 1 and in Note 4.

Item 8.  Financial Statements and Supplementary Data.

                         LUBY'S CAFETERIAS, INC.
                          FINANCIAL STATEMENTS

                Years Ended August 31, 1998, 1997, and 1996
                   with Report of Independent Auditors

Report of Independent Auditors

The Board of Directors and Shareholders
Luby's Cafeterias, Inc. and Subsidiaries

     We have audited the accompanying consolidated balance sheets of Luby's Cafeterias, Inc. and Subsidiaries at August 31, 1998 and 1997, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the three years in the period ended August 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Luby's Cafeterias, Inc. and Subsidiaries at August 31, 1998 and 1997, and the results of its operations and its cash flows for each of the three years in the period ended August 31, 1998, in conformity with generally accepted accounting principles.

     As discussed in Note 2 to the consolidated financial statements, in fiscal 1997 the Company changed its method of accounting for the impairment of long-lived assets and for long-lived assets to be disposed of.

                                               ERNST & YOUNG LLP
San Antonio, Texas
October 5, 1998

                            Luby's Cafeterias, Inc.
                          Consolidated Balance Sheets

                                                            August 31,
                                                        1998          1997
                                                      ________       _______
                                                      (Thousands of dollars)

Assets
Current assets:
 Cash and cash equivalents                            $  3,760       $  6,430
 Trade accounts and other receivables                      704            510
 Food and supply inventories                             5,072          4,507
 Prepaid expenses                                        4,375          3,586
 Deferred income taxes                                   1,201            937
                                                      ________       ________
Total current assets                                    15,112         15,970

Property held for sale                                  17,340         12,680

Investments and other assets - at cost:
 Land held for future use                                1,582          1,582
 Other assets                                            6,410          4,529
                                                      ________       ________
Total investments and other assets                       7,992          6,111

Property, plant, and equipment - at cost, less
 accumulated depreciation and amortization             298,597        334,017
                                                      ________       ________
Total assets                                          $339,041       $368,778
                                                      ________       ________

Liabilities and Shareholders' Equity
Current liabilities:
 Accounts payable - trade                             $ 12,482       $ 13,584
 Dividends payable                                       4,654          4,653
 Accrued expenses and other liabilities                 28,231         25,038
 Income taxes payable                                    2,069          2,406
                                                      ________       ________
Total current liabilities                               47,436         45,681

Long-term debt                                          73,000         84,000

Deferred income taxes and other credits                  7,019         19,018

Reserve for store closings                               6,172          1,239

Commitments and contingencies                                -              -

Shareholders' equity:
 Common stock, $.32 par value; authorized
  100,000,000 shares, issued 27,403,067 shares           8,769          8,769
 Paid-in capital                                        27,012         26,945
 Retained earnings                                     262,540        276,140
 Less cost of treasury stock, 4,132,392
  shares in 1998 and 4,136,693 shares in
  1997                                                 (92,907)       (93,014)
                                                      ________       ________
Total shareholders' equity                             205,414        218,840
                                                      ________       ________

Total liabilities and shareholders' equity            $339,041       $368,778
                                                      ________       ________
See accompanying notes.

                             Luby's Cafeterias, Inc.
                        Consolidated Statements of Income

                                              Years Ended August 31,
                                         1998           1997           1996
                                       ________       ________       ________
                                  (Thousands of dollars except per share data)

Sales                                 $508,871        $495,446        $450,128

Costs and expenses:
 Cost of food                          129,126         121,287         110,008
 Payroll and related costs             155,152         146,940         124,333
 Occupancy and other operating
  expenses                             154,501         150,638         132,595
 General and administrative expenses    22,061          19,451          20,217
 Provision for asset impairments
  and store closings                    36,852          12,432               -
                                      ________        ________        ________
                                       497,692         450,748         387,153
                                      ________        ________        ________
Income from operations                  11,179          44,698          62,975

Interest expense                        (5,078)         (4,037)         (2,130)

Other income, net                        1,778           2,001           1,697
                                      ________        ________        ________

Income before income taxes               7,879          42,662          62,542

Provision (benefit) for income taxes:
 Current                                15,515          17,616          20,940
 Deferred                              (12,717)         (3,401)          2,394
                                      ________        ________        ________
                                         2,798          14,215          23,334

                                      ________        ________        ________
Net income                            $  5,081        $ 28,447        $ 39,208

                                      ________        ________        ________
Net income per share - basic          $   0.22        $   1.22        $   1.66
                                      ________        ________        ________

Net income per share - assuming
 dilution                             $   0.22        $   1.21        $   1.64
                                      ________        ________        ________

See accompanying notes.

                               Luby's Cafeterias, Inc.
                 Consolidated Statements of Shareholders' Equity

                                 Common Stock                                 Total
                           Issued           Treasury      Paid-In   Retained Shareholders'
                       Shares  Amount    Shares   Amount  Capital   Earnings  Equity
__________________________________________________________________________________________
                             (Amounts in thousands except per share data)
Balance at
 August 31, 1995       27,403  $8,769  (4,090) $(91,983)   $26,945   $248,973 $192,704
Net income for the
 year                       -       -       -         -          -     39,208   39,208
Common stock issued
 under employee bene-
 fit plans, net of
 shares tendered in
 partial payment
 and including
 tax benefits               -       -     916    20,565          -     (3,218)  17,347
Cash dividends,
 $.74 per share             -       -       -         -          -    (17,589) (17,589)
Purchases of treasury
 stock                      -       -    (252)   (5,997)         -          -   (5,997)
                       ______  ______  ______   _______    _______    _______  _______
Balance at
 August 31, 1996       27,403   8,769  (3,426)  (77,415)    26,945    267,374  225,673
Net income for the
 year                       -       -       -         -          -     28,447   28,447
Common stock issued
 under employee bene-
 fit plans, net of
 shares tendered in
 partial payment and
 including tax benefits     -       -     186     4,319          -     (1,027)   3,292
Cash dividends,
 $.80 per share             -       -       -         -          -    (18,654) (18,654)
Purchases of treasury
 stock                      -       -    (897)  (19,918)         -          -  (19,918)
                       ______  ______  ______    _______   _______    _______  _______
Balance at
 August 31, 1997       27,403   8,769  (4,137)  (93,014)    26,945    276,140  218,840
Net income for the
 year                       -       -       -         -          -      5,081    5,081
Common stock issued
 under employee bene-
 fit plans, net of
 shares tendered in
 partial payment and
 including tax benefits     -       -       5       107         67        (65)     109
Cash dividends,
 $.80 per share             -       -       -         -          -    (18,616) (18,616)
                       ______  ______  ______   _______    _______    _______  _______

Balance at
 August 31, 1998       27,403  $8,769  (4,132) $(92,907)   $27,012   $262,540 $205,414
                       ______  ______  ______   _______    _______   ________ ________

See accompanying notes.

                             Luby's Cafeterias, Inc.
                     Consolidated Statements of Cash Flows

                                               Years Ended August 31,
                                          1998          1997           1996
                                        ________      ________       ________
                                                (Thousands of dollars)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                              $ 5,081        $28,447       $ 39,208
Adjustments to reconcile net income
 to net cash provided by operating
 activities:
  Depreciation and amortization          21,121         20,196         17,693
  Provision for asset impairments
   and store closings                    36,852         12,132              -
  Gain on disposal of property
   held for sale                              -              -              -
  (Gain) loss on disposal of
   property, plant, and equipment           142           (110)            31
                                       ________       ________       ________
Cash provided by operating
 activities before changes in
 operating assets and liabilities        62,492         60,665         56,932

Changes in operating assets and
 liabilities:
  (Increase) decrease in trade
   accounts and other receivables          (194)            31           (230)
  (Increase) decrease in food and
   supply inventories                      (565)            10           (483)
  Increase in prepaid expenses             (789)          (391)          (346)
  Increase in other assets               (1,881)          (226)        (1,115)
  Increase (decrease )in accounts
   payable-trade                         (1,102)           174          2,441
  Increase (decrease) in accrued
   expenses and other liabilities         3,260            817           (337)
  Increase (decrease) in income
   taxes payable                           (337)           (48)         1,263
  Increase (decrease) in deferred
   income taxes and other credits       (12,263)        (3,664)         2,229
  Decrease in reserve for store
   closings                                (664)             -              -
                                        _______       ________       ________

Net cash provided by operating
 activities                              47,957         57,368         60,354

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from disposal of property
 held for sale                            4,888              -              -
Proceeds from disposal of property,
 plant, and equipment                        73          2,803            153
Purchases of land held for future use      (933)       (11,649)        (5,776)
Purchases of property, plant, and
 equipment                              (25,082)       (50,783)       (42,753)
                                        _______       ________       ________
Net cash used in investing
 activities                             (21,054)       (59,629)       (48,376)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common
 stock under stock option plans              42          2,878         16,145
Net payments of short-term
 borrowings                                   -              -        (57,000)
Proceeds from long-term debt            908,000        979,000        268,000
Reductions of long-term debt           (919,000)      (936,000)      (227,000)
Purchases of treasury stock                   -        (21,077)        (4,839)
Dividends paid                          (18,615)       (18,797)       (16,989)
                                        _______        _______        _______
Net cash provided by
 (used in) financing activities         (29,573)         6,004        (21,683)
                                        _______        _______        _______
Net increase (decrease) in cash
 and cash equivalents                    (2,670)         3,743         (9,705)

Cash and cash equivalents at
 beginning of year                        6,430          2,687         12,392
                                       ________       ________       ________
Cash and cash equivalents at end
 of year                               $  3,760       $  6,430       $  2,687
                                       ________       ________       ________
See accompanying notes.

                           Luby's Cafeterias, Inc.
                 Notes to Consolidated Financial Statements
                      August 31, 1998, 1997, and 1996

1.  Nature of Operations and Significant Accounting Policies

Nature of Operations

     Luby's Cafeterias, Inc. and Subsidiaries (the Company), based in
San Antonio, Texas, owns and operates restaurants in the southern United States. As of August 31, 1998, the Company operated a total of 229 units. The Company locates its restaurants convenient to shopping and business developments as well as to residential areas. Accordingly, the restaurants cater primarily to shoppers and store and office personnel at lunch and to families at dinner.

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

Long-Lived Assets

      Impairment losses are recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amount. Impairment losses are also recorded for long-lived assets that are expected to be disposed of.

Statement of Cash Flows

     For purposes of the statement of cash flows, the Company considers all highly liquid financial instruments purchased with an original maturity of three months or less to be cash equivalents.

Preopening Expenses

     New store preopening costs are expensed as incurred.

Advertising Expenses

     Advertising costs are expensed as incurred. Advertising expense as a percentage of sales approximates two percent for fiscal years 1998, 1997, and 1996.

Income Taxes

     Deferred income taxes are computed using the liability method. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities (temporary differences) and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

Stock-Based Compensation

     During 1997 the Company adopted FAS Statement No. 123, "Accounting for Stock-Based Compensation" (FAS 123), which encourages, but does not require, the Company to record compensation cost for stock-based compensation plans at fair value. The Company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in APB 25.

Earnings Per Share

     During 1998 the Company adopted FAS Statement No. 128, "Earnings Per Share" (FAS 128). FAS 128 replaced the previously reported primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants, and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. Earnings per share amounts for all periods have been restated to conform to the requirements of FAS 128.

Interest-Rate Swap Agreements

     The Company enters into interest-rate swap agreements to modify the interest characteristics of its outstanding debt. Each interest-rate swap agreement is designated with all or a portion of the principal balance and term of a specific debt obligation. These agreements involve the exchange of amounts based on a fixed interest rate for amounts based on variable interest rates over the life of the agreement without an exchange of the notional amount upon which the payments are based. The differential to be paid or received as interest rates change is accrued and recognized as an adjustment to interest expense related to the debt. The related amount payable to or receivable from counterparties is included in other liabilities or assets. The fair values of these agreements are estimated by obtaining quoted market prices.

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

2.  Impairment of Long-Lived Assets

     The Company recorded a $36.9 million charge during the fourth quarter of 1998 related to the adoption of its strategic plan which includes the disposition, relocation, or write-down of several restaurants that have not met management's financial return expectations. The charge included $14.7 million for the closing of 14 underperforming restaurants, $10.7 million for the write-down of 16 restaurants which will be relocated to optimize their market potential, and $11.4 million for the write-down of certain restaurant properties which the Company plans to continue to operate. Additionally, the Company revised its estimate of the net realizable value of surplus properties which the Company plans to sell resulting in an additional write-down of $0.1 million. The charge for the closing of the 14 underperforming restaurants and the restaurants to be relocated related to the write-down of property and equipment to net realizable value, costs to settle lease obligations, and severance costs. For those assets which the Company plans to continue to operate, the carrying values were written down to estimated future discounted cash flows or fully written off in the case of negative future cash flows.
All charges were recorded in the provision for asset impairments and store closings. The Company expects to dispose of closed restaurant properties and surplus properties held for sale within two year.

     As a result of the Company adopting FAS Statement No. 121, "Accounting For the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of," during 1997, a charge to operating costs of $12.4 million was recorded. The charge included $4.6 million for the closing of four underperforming restaurants, $3 million for the write-down of certain restaurant properties which the Company plans to continue to operate, the write-down of $2.1 million for surplus properties the Company plans to sell, $1.4 million for the write-down of computer hardware, and $1.3 million for various costs consisting primarily of the write-off of development costs of future sites the Company no longer intends to pursue. The charge for the restaurant closings and asset impairments was based on the same factors as discussed above in the 1998 charge. The surplus properties which the Company previously intended to use for future development are now being actively marketed and were written down to the lower of their carrying amount or estimated net realizable value. The Company also made a decision to implement a new point-of-sale system, and the remaining book value of the old computer equipment to be replaced was written off. All charges were recorded in the provision for asset impairments and store closings.

     The results of operations from the restaurants to be disposed of are not material.

3.  Property, Plant, and Equipment

     The cost and accumulated depreciation of property, plant, and equipment at August 31, 1998 and 1997, together with the related estimated useful lives used in computing depreciation and amortization, are reflected below:

                                                                  Estimated
                                        1998         1997        Useful Lives
                                      ________     ________    _______________
                                      (Thousands of dollars)

Land                                  $ 71,244     $ 78,540                  -
Restaurant equipment and
 furnishings                           124,334      124,188      3 to 10 years
Buildings                              209,276      222,316     20 to 40 years
Leasehold and leasehold
 improvements                           41,314       52,833     Term of leases
Office furniture and equipment           4,759        3,540      5 to 10 years
Transportation equipment                   738          657            5 years
Construction in progress                 3,846        8,788                  -
                                      ________     ________

                                       455,511      490,862

Less accumulated depreciation
 and amortization                      156,914      156,845
                                      ________     ________

                                      $298,597     $334,017
                                      ________     ________

     Total interest expense incurred for 1998, 1997, and 1996 was $5,354,000, $5,066,000, and $3,230,000, respectively, which approximated the amount paid in each year. The amounts capitalized on qualifying properties in 1998, 1997, and 1996 were $276,000, $1,029,000, and $1,100,000, respectively.

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

     During 1997 the Company increased the credit facility to $125 million, extended the agreement through June 30, 2002, and negotiated a facility fee of .085% on the total commitment. Additionally, the Company entered into two Interest Rate Protection Agreements (swaps) to fix the rate on a portion of the floating-rate debt outstanding under its revolving line of credit. The swaps are fixed-rate agreements in the notional amounts of $30 million and $15 million. Both swaps have an interest rate of 6.4975% and a termination date of June 30, 2002. At August 31, 1998, the Company estimates it would have to pay $1,670,000 to terminate the agreements.

     As of August 31, 1998, the balance outstanding under the revolving credit agreement was $73,000,000 at an interest rate of 6.46%.

     At August 31, 1998, letters of credit of approximately $7,234,000 have been issued as security for the payment of insurance obligations classified as accrued expenses on the balance sheets.

5.  Leases

     The Company conducts a major part of its operations from facilities which are leased under noncancelable lease agreements. Most of the leases are for periods of ten to 25 years and provide for contingent rentals based on sales in excess of a base amount. Approximately 80% of the leases contain renewal options ranging from five to 30 years. Annual future minimum lease payments under noncancelable operating leases as of August 31, 1998, are as follows:

Years ending August 31:                               (Thousands of dollars)
 1999                                                       $ 6,686
 2000                                                         6,607
 2001                                                         6,242
 2002                                                         5,827
 2003                                                         5,523
 Thereafter                                                  37,924
                                                            _______
Total minimum lease payments                                $68,809
                                                            _______

     Total rent expense for operating leases for the years ended August 31, 1998, 1997, and 1996 was as follows:

                                       1998        1997           1996
                                     _______     ________       ________
                                          (Thousands of dollars)

Minimum rentals                      $7,286        $6,884        $5,807
Contingent rentals                      976           996         1,126
                                     ______        ______        ______

                                     $8,262        $7,880        $6,933
                                     ______        ______        ______


6.  Employee Benefit Plans and Agreements

Incentive Compensation

     The Company has various incentive compensation plans covering officers and other key employees that are based upon the achievement of specified earnings goals and performance factors. Awards under the plans are payable in cash and/or in shares of common stock. Charges to expense for current and future distributions under the plans amounted to $658,000, $-0-, and $400,000 in 1998, 1997, and 1996, respectively. During the years ended August 31, 1998, 1997, and 1996, -0-, 4,790, and 10,590 shares of common stock were issued under the plans out of treasury stock, respectively.

Stock Option Plans

     The Company has a Management Incentive Stock Plan to provide for market-based incentive awards, including stock options, stock appreciation rights, restricted stock, and performance share awards. Under the terms of the Management Incentive Stock Plan, nonqualified stock options, incentive stock options, and other types of awards for not more than 2,700,000 shares of the Company's common stock may be granted to eligible employees of the Company, including officers. Stock options may be granted at prices not less than 100% of fair market value at date of grant. Options granted to the participants of the plan are exercisable over staggered periods and expire, depending upon the type of grant, in five to ten years. The plan provides for various vesting methods, depending upon the category of personnel.

     Following is a summary of activity in the stock option plans for the three years ended August 31, 1998, 1997 and 1996:

                               Weightd Average
                              Exercise Price Per
                               Share-Options      Options       Options
                                Outstanding      Outstanding    Exercisable
                              ________________   ___________  ___________

Balances - August 31, 1995          $19.07       1,747,114        554,836
Granted                              21.62         223,648              -
Became exercisable                       -               -      1,167,766
Cancelled or expired                 20.59         (53,415)       (38,903)
Exercised                            18.23        (980,600)      (980,600)
                                                 _________      _________
Balances - August 31, 1996           20.48         936,747        703,099
Granted                              22.90          33,675              -
Became exercisable                       -               -        173,658
Cancelled or expired                 21.55        (295,623)      (281,723)
Exercised                            17.80        (277,501)      (277,501)
                                                 _________      _________
Balances - August 31, 1997           21.76         397,298        317,533
Granted                              19.33         488,498              -
Became exercisable                       -               -         11,119
Cancelled or expired                 22.63        (111,175)       (92,573)
Exercised                            16.25         (10,375)       (10,375)
                                                 _________      _________
Balances - August 31, 1998          $20.17         764,246        225,704
                                                 _________      _________

     Exercise prices for options outstanding as of August 31, 1998, ranged from $16.50 to $23.75 per share. The weighted average remaining contractual life of these options is 5.8 years. The options exercisable as of August 31, 1998, have a weighted average exercise price of $21.47 per share.

     At August 31, 1998 and 1997, the number of stock option shares available to be granted under the plan was 277,230 and 654,553 shares, respectively.

     The Company has elected to follow APB 25, "Accounting for Stock Issued to Employees." Accordingly, since employee stock options are granted at market price on the date of grant, no compensation expense is recognized. However, FAS 123 requires presentation of pro forma net income and earnings per share as if the Company had accounted for its employee stock options granted under the fair value method of that statement.

     The weighted average fair value of the individual options granted during 1998, 1997, and 1996 is estimated at $3.25, $4.42, and $3.22, respectively, on the date of grant. The impact on net income is minimal; therefore, the pro forma disclosure requirements prescribed by FAS 123 are not significant to the Company. The fair values were determined using a Black-Scholes option pricing model with the following assumptions:

                                  1998          1997          1996
                                  ____          ____          ____

    Dividend yield                4.4%          3.5%          3.3%
    Volatility                     .18           .14           .12
    Risk-free interest rate       7.0%          7.0%          7.0%
    Expected life                 5.16          6.86          4.13

Deferred Compensation

     Deferred compensation agreements exist for several key management employees, all of whom are current or former officers. Under the agreements, the Company is obligated to provide for each such employee or his beneficiaries, during a period of ten years after the employee's death, disability, or retirement, annual benefits ranging from $15,500 to $43,400. The estimated present value of future benefits to be paid is being accrued over the period from the effective date of the agreements until the expected retirement dates of the participants. The net expense incurred for this plan for the years ended August 31, 1998, 1997, and 1996, amounted to $49,000, $47,000, and $239,000, respectively.

     The Company also has a Supplemental Executive Retirement Plan (SERP) for key executives and officers. The SERP is a "target" benefit plan, with the annual lifetime benefit based upon a percentage of average salary during the final five years of service at age 65, offset by several sources of income including benefits payable under deferred compensation agreements, if applicable, the profit sharing plan, and Social Security. SERP benefits will be paid from the Company's assets. The net expense incurred for this plan for the years ended August 31, 1998 and 1997, was $163,000 and $120,000, respectively, and the unfunded accumulated benefit obligation as of August 31, 1998 and 1997, was approximately $284,000 and $315,400, respectively.

Profit Sharing

     The Company has a profit sharing plan and retirement trust covering substantially all employees who have attained the age of 21 years and have completed one year of continuous service. The plan is administered by a corporate trustee, is a "qualified plan" under Section 401(a) of the Internal Revenue Code, and provides for the payment of the employee's vested portion of the plan upon retirement, termination, disability, or death. The plan is funded by contributions of a portion of the net earnings of the Company. The plan provides that for each fiscal year in which the Company's net income (before income taxes and before any contribution to the plan) meets certain minimum standards, the Company is obligated to contribute to the plan, at a minimum, an amount equal to a defined percentage of the participants' compensation. In no event will the required contribution exceed 10% of the Company's income before income taxes and before any contribution to the plan. At the discretion of the board of directors, the Company can make a greater contribution than required, subject to certain limitations. The Company's annual contribution to the plan amounted to $1,800,000, $1,500,000, and $5,100,000 for 1998, 1997, and 1996, respectively.

     During 1997 the Company established a voluntary 401(k) employee savings plan to provide substantially all salaried and hourly employees of the Company an opportunity to accumulate personal funds for their retirement. These contributions may be made on a before-tax basis to the plan. The Company does not match the participants' contributions to the plan.

7.  Income Taxes

     The tax effect of temporary differences results in deferred income tax assets and liabilities as of August 31 as follows:

                                                    1998          1997
                                                  ________    ___________
                                                   (Thousands of dollars)


Deferred tax assets:
   Workers' compensation insurance                $ 1,201         $   937
   Deferred compensation                              827             651
   Asset impairments and store closing reserves    16,135           3,453
                                                  _______         _______
     Total deferred tax assets                     18,163           5,041
Deferred tax liabilities:
   Amortization of capitalized interest               414             439
   Depreciation and amortization                   19,573          18,960
   Other                                            1,523           1,706
                                                  _______         _______
     Total deferred tax liabilities                21,510          21,105
                                                  _______         _______
Net deferred tax liability                        $ 3,347         $16,064
                                                  _______         _______

     The reconciliation of the provision for income taxes to the expected income tax expense (computed using the statutory tax rate) is as follows:

                            1998              1997                 1996
                      Amount     %      Amount      %       Amount         %
                      ______    ____    _______    ____     _______      ____
                     (Thousands of dollars and as a percent of pretax income)

Normally expected
 income tax expense   $2,758    35.0%   $14,932    35.0%    $21,890      35.0%

State income taxes       114     1.4        745     1.7       1,488       2.4

Jobs tax credits         (26)    (.3)      (101)    (.2)         (1)        -

Other differences        (48)    (.6)    (1,361)   (3.2)        (43)      (.1)
                      ______    ____    _______    ____     _______      ____

                      $2,798    35.5%   $14,215    33.3%    $23,334      37.3%
                      ______    ____    _______    ____     _______      ____

     During 1997 the Company restructured into a holding company which effectively decreased future expected state taxes. The deferred tax assets and liabilities were reduced accordingly, and the effect on total income tax expense is included above with "Other differences."

     Cash payments for income taxes for 1998, 1997, and 1996 were $15,852,000, $17,664,000, and $19,677,000, respectively.


8.  Commitments and Contingencies

     At August 31, 1998, the Company had one restaurant under construction. The aggregate unexpended cost under the construction contract was approximately $484,000.

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

10.  Per Share Information

     A reconciliation of the numerators and denominators of basic earnings per share and diluted earnings per share for the years ended August 31, 1998, 1997, and 996, is shown in the table below.

                                                August 31,
                                         1998       1997         1996
                                       ________  __________  __________
                                  (Thousands of dollars except per share data)

Numerator:
  Net income                           $ 5,081     $28,447      $39,208
                                       ________  __________  __________
Denominator for basic earnings
  per share -
  weighted average shares               23,271      23,406       23,689
Effect of dilutive securities:
  Employee stock options                     2          19          232
                                       ________  __________  __________
Denominator for earnings -
  per share - assuming
  dilution - adjusted
  weighted average shares               23,273      23,425       23,921
                                       ________  __________  __________

Net income per share - basic           $  0.22     $  1.21      $  1.66

Net income per share - assuming
  dilution                             $  0.22     $  1.21      $  1.64
                                       ________  __________  __________


11.  Accrued Expenses and Other Liabilities

     Accrued expenses and other liabilities at August 31 consist of:

                                               1998             1997
                                              _______          _______
                                               (Thousands of dollars)

Salaries and bonuses                          $ 7,520          $ 6,662
Rent                                              748              721
Taxes, other than income                        6,928            7,245
Profit sharing plan                             1,864            1,452
Insurance                                      10,482            7,747
Other                                             689            1,211
                                              _______          _______
                                              $28,231          $25,038
                                              _______          _______

12.  Quarterly Financial Information (Unaudited)

     The following is a summary of quarterly unaudited financial information for 1998 and 1997:

                                         Three Months Ended
                           November 30,  February 28,   May 31,    August 31,
                              1997          1998         1998         1998
                           ________      ________     ________     _________
                             (Thousands of dollars except per share data)

Sales                      $124,672      $123,204     $131,230      $129,765
Gross profit                 53,505        54,913       59,314        56,861
Net income (loss)             6,207         6,941        8,147       (16,214)*
Net income (loss) per
  share                         .27           .30          .35          (.70)*

                                           Three Months Ended
                           November 30,  February 28,   May 31,    August 31,
                              1996          1997         1997         1997
                           ________      ________     ________     _________
                             (Thousands of dollars except per share data)

Sales                      $122,287      $118,830     $127,630      $126,699
Gross profit                 55,887        54,908       59,387        57,037
Net income                    8,166         8,404        9,583         2,294*
Net income per share            .35           .36          .41           .10*


*See Note 2 for discussion of charges recorded during the fourth quarter of 1998 and 1997.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

     Not applicable.
                                    PART III

Item 10. Directors and Executive Officers of the Registrant.

     There is incorporated in this Item 10 by reference that portion of the Company's definitive proxy statement for the 1999 annual meeting of shareholders appearing therein under the captions "Election of Directors," "Information Concerning Directors and Committees," and "Certain Relationships and Related Transactions." See also the information in Item 4A of Part I of this Report.

Item 11. Executive Compensation.

     There is incorporated in this Item 11 by reference that portion of the Company's definitive proxy statement for the 1999 annual meeting of shareholders appearing therein under the captions "Executive Compensation," "Deferred Compensation," "Certain Relationships and Related Transactions," and "Compensation of Chief Executive Officer."

Item 12. Security Ownership of Certain Beneficial Owners and
         Management.

     There is incorporated in this Item 12 by reference that portion of the Company's definitive proxy statement for the 1999 annual meeting of shareholders appearing therein under the captions
"Principal Shareholders" and "Management Shareholders."

Item 13. Certain Relationships and Related Transactions.

     There is incorporated in this Item 13 by reference that portion of the Company's definitive proxy statement for the 1999 annual meeting of shareholders appearing therein under the caption "Certain Relationships and Related Transactions."

                                  PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

     (a) Documents.

     1. Financial Statements

     The following financial statements are filed as part of this Report:

     Consolidated balance sheets at August 31, 1998 and 1997

     Consolidated statements of income for each of the three years in the period ended August 31, 1998

     Consolidated statements of shareholders' equity for each of the three years in the period ended August 31, 1998

     Consolidated statements of cash flows for each of the three years in the period ended August 31, 1998

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

     3(a)  -  Certificate of Incorporation of Luby's Cafeterias, Inc., a
              Delaware corporation, as currently in effect (filed as Exhibit 3(a) to the Company's Quarterly Report on Form 10-Q for the quarter ended February 28, 1994, and incorporated herein by reference).

     3(b) - Bylaws of Luby's Cafeterias, Inc. as currently in effect (filed as Exhibit 3(c) to the Company's Quarterly Report on Form 10-Q for the quarter ended February 28, 1998, and incorporated herein by reference).

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

    10(d)  -  Amendment to Incentive Bonus Plan of Luby's Cafeterias, Inc.
              adopted January 14, 1997 (filed as Exhibit 10(f) to the Company's Quarterly Report on Form 10-Q for the quarter ended February 28, 1997, and incorporated herein by reference).

    10(e) Luby's Cafeterias, Inc. Incentive Bonus Plan for Fiscal 1998 adopted January 9, 1998 (filed as Exhibit 10(g) to the Company's Quarterly Report on Form 10-Q for the quarter ended February 28, 1998, and incorporated herein by reference).

    10(f) - Performance Unit Plan of Luby's Cafeterias, Inc. approved by the shareholders on January 12, 1984 (filed as Exhibit 10(f) to the Company's Annual Report on Form 10-K for the fiscal year ended August 31, 1984, and incorporated herein by reference).

    10(g)  -  Amendment to Performance Unit Plan of Luby's Cafeterias, Inc.
              adopted January 14, 1997 (filed as Exhibit 10(h) to the Company's Quarterly Report on Form 10-Q for the quarter ended February 28, 1997, and incorporated herein by reference).

    10(h)  -  Employment Contract dated January 8, 1988, between Luby's
              Cafeterias, Inc. and George H. Wenglein (filed as Exhibit 10(h) to the Company's Annual Report on Form 10-K for the fiscal year ended August 31, 1988, and incorporated herein by reference).

    10(i)  -  Management Incentive Stock Plan of Luby's Cafeterias, Inc.
              (filed as Exhibit 10(i) to the Company's Annual Report on Form 10-K for the fiscal year ended August 31, 1989, and incorporated herein by reference).

    10(j)  -  Amendment to Management Incentive Stock Plan of Luby's
              Cafeterias, Inc. adopted January 14, 1997 (filed as Exhibit 10(k) to the Company's Quarterly Report on Form 10-Q for the quarter ended February 28, 1997, and incorporated herein by reference).

    10(k)  -  Nonemployee Director Deferred Compensation Plan of Luby's
              Cafeterias, Inc. adopted October 27, 1994 (filed as Exhibit 10(g) to the Company's Quarterly Report on Form 10-Q for the quarter ended November 30, 1994, and incorporated herein by reference).

    10(l)  -  Amendment to Nonemployee Director Deferred Compensation Plan of
              Luby's Cafeterias, Inc. adopted January 14, 1997 (filed as
              Exhibit 10(m) to the Company's Quarterly Report on Form 10-Q for the quarter ended February 28, 1997, and incorporated herein by reference).

    10(m) Amendment to Nonemployee Director Deferred Compensation Plan of Luby's Cafeterias, Inc. adopted March 19, 1998 (filed as
              Exhibit 10(o) to the Company's Quarterly Report on Form 10-Q for the quarter ended February 28, 1998, and incorporated herein by reference).

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

    10(s) Amendment to Luby's Cafeterias, Inc. Supplemental Executive Retirement Plan adopted January 9, 1998 (filed as Exhibit 10(u) to the Company's Quarterly Report on Form 10-Q for the quarter ended February 28, 1998, and incorporated herein by reference).

    10(t)  -  Luby's Cafeterias, Inc. Welfare Benefit Plan Trust dated
              July 18, 1996 (filed as Exhibit 10(k) to the Company's Annual Report on Form 10-K for the fiscal year ended August 31, 1996, and incorporated herein by reference).

    10(u)  -  Retirement Agreement dated March 17, 1997, between Luby's
              Cafeterias, Inc. and Ralph Erben (filed as Exhibit 10(t) to the Company's Quarterly Report on Form 10-Q for the quarter ended February 28, 1997, and incorporated herein by reference).

    10(v)  -  Employment Agreement dated September 15, 1997, between Luby's
              Cafeterias, Inc. and Barry J.C. Parker (filed as Exhibit 10(u) to the Company's Annual Report on Form 10-K for the fiscal year ended August 31, 1997, and incorporated herein by reference).

    10(w)  -  Term Promissory Note of Barry J.C. Parker in favor of Luby's
              Cafeterias, Inc., dated November 10, 1997, in the original principal sum of $199,999.00 (filed as Exhibit 10(v) to the Company's Annual Report on Form 10-K for the fiscal year ended August 31, 1997, and incorporated herein by reference).

    10(x)  -  Stock Agreement dated November 10, 1997, between Barry J.C.
              Parker and Luby's Cafeterias, Inc. (filed as Exhibit 10(w) to the Company's Annual Report on Form 10-K for the fiscal year ended August 31, 1997, and incorporated herein by reference).

    10(y) Luby's Cafeterias, Inc. Nonemployee Director Phantom Stock Plan adopted March 19, 1998 (filed as Exhibit 10(aa) to the Company's Quarterly Report on Form 10-Q for the quarter ended February 28, 1998, and incorporated herein by reference).

    10(z) Agreement of Resignation, Severance, Confidentiality, Non-Solicitation, Arbitration and General Release of All Claims dated April 30, 1998, between Luby's Cafeterias, Inc. and William E. Robson (filed as Exhibit 10(bb) to the Company's Quarterly Report on Form 10-Q for the quarter ended May 31, 1998, and incorporated herein by reference).

    10(aa) Salary Continuation Agreement dated May 14, 1998, between Luby's Cafeterias, Inc. and Sue Elliott (filed as Exhibit 10(cc) to the Company's Quarterly Report on Form 10-Q for the quarter ended May 31, 1998, and incorporated herein by reference).

    10(bb) Salary Continuation Agreement dated June 1, 1998, between Luby's Cafeterias, Inc. and Alan M. Davis (filed as Exhibit 10(dd) to the Company's Quarterly Report on Form 10-Q for the quarter ended May 31, 1998, and incorporated herein by reference).

    10(cc)    Luby's Incentive Stock Plan adopted October 16, 1998.

    10(dd)    Executive Bonus Plan for Fiscal 1999 adopted October 16, 1998.

    11    -   Statement re computation of per share earnings.

    21    -   Subsidiaries of Luby's Cafeterias, Inc.

    27    -   Financial Data Schedule.

    99(a) - Corporate Governance Guidelines of Luby's Cafeterias, Inc adopted by the Board of Directors on March 19, 1998 (filed as Exhibit 99 to the Company's Quarterly Report on Form 10-Q for the quarter ended February 28, 1998, and incorporated herein by reference).

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

Date:  November 25, 1998                  LUBY'S CAFETERIAS, INC.
                                          (Registrant)


                                        By: BARRY J.C. PARKER
                                            ____________________________
                                            Barry J.C. Parker, President
                                            and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature and Date                           Name and Title
__________________                           __________________________

DAVID B. DAVISS                              David B. Daviss, Chairman
_______________________________              of the Board
November 25, 1998

BARRY J.C. PARKER                            Barry J.C. Parker, President,
_______________________________              Chief Executive Officer,
November 25, 1998                            and Director

LAURA M. BISHOP                              Laura M. Bishop, Senior Vice
________________________________             President and Chief Financial
November 25, 1998                            Officer

PAULA Y. GOLD-WILLIAMS                       Paula Gold-Williams, Controller
________________________________
November 25, 1998

RONALD K. CALGAARD                           Ronald K. Calgaard, Director
________________________________
November 25, 1998

LAURO F. CAVAZOS                             Lauro F. Cavazos, Director
________________________________
November 25, 1998

JUDITH B. CRAVEN                             Judith B. Craven, Director
________________________________
November 25, 1998

ARTHUR R. EMERSON                            Arthur R. Emerson, Director
________________________________
November 25, 1998

ROGER R. HEMMINGHAUS                         Roger R. Hemminghaus, Director
________________________________
November 25, 1998

JOHN B. LAHOURCADE                           John B. Lahourcade, Director
________________________________
November 25, 1998

WALTER J. SALMON                             Walter J. Salmon, Director
________________________________
November 25, 1998

GEORGE H. WENGLEIN                           George H. Wenglein, Director
________________________________
November 25, 1998

JOANNE WINIK                                 Joanne Winik, Director
________________________________
November 25, 1998


                              EXHIBIT INDEX

  Exhibit

     2     -  Agreement and Plan of Merger dated November 1, 1991, between
              Luby's Cafeterias, Inc., a Texas corporation, and Luby's
              Cafeterias, Inc., a Delaware corporation (filed as Exhibit 2 to the Company's Quarterly Report on Form 10-Q for the quarter ended November 30, 1991, and incorporated herein by reference).

     3(a)  -  Certificate of Incorporation of Luby's Cafeterias, Inc., a
              Delaware corporation, as currently in effect (filed as Exhibit 3(a) to the Company's Quarterly Report on Form 10-Q for the quarter ended February 28, 1994, and incorporated herein by reference).

     3(b) - Bylaws of Luby's Cafeterias, Inc. as currently in effect (filed as Exhibit 3(c) to the Company's Quarterly Report on Form 10-Q for the quarter ended February 28, 1998, and incorporated herein by reference).

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

    10(d)  -  Amendment to Incentive Bonus Plan of Luby's Cafeterias, Inc.
              adopted January 14, 1997 (filed as Exhibit 10(f) to the Company's Quarterly Report on Form 10-Q for the quarter ended February 28, 1997, and incorporated herein by reference).

    10(e) Luby's Cafeterias, Inc. Incentive Bonus Plan for Fiscal 1998 adopted January 9, 1998 (filed as Exhibit 10(g) to the Company's Quarterly Report on Form 10-Q for the quarter ended February 28, 1998, and incorporated herein by reference).

    10(f) - Performance Unit Plan of Luby's Cafeterias, Inc. approved by the shareholders on January 12, 1984 (filed as Exhibit 10(f) to the Company's Annual Report on Form 10-K for the fiscal year ended August 31, 1984, and incorporated herein by reference).

    10(g)  -  Amendment to Performance Unit Plan of Luby's Cafeterias, Inc.
              adopted January 14, 1997 (filed as Exhibit 10(h) to the Company's Quarterly Report on Form 10-Q for the quarter ended February 28, 1997, and incorporated herein by reference).

    10(h)  -  Employment Contract dated January 8, 1988, between Luby's
              Cafeterias, Inc. and George H. Wenglein (filed as Exhibit 10(h) to the Company's Annual Report on Form 10-K for the fiscal year ended August 31, 1988, and incorporated herein by reference).

    10(i)  -  Management Incentive Stock Plan of Luby's Cafeterias, Inc.
              (filed as Exhibit 10(i) to the Company's Annual Report on Form 10-K for the fiscal year ended August 31, 1989, and incorporated herein by reference).

    10(j)  -  Amendment to Management Incentive Stock Plan of Luby's
              Cafeterias, Inc. adopted January 14, 1997 (filed as Exhibit 10(k) to the Company's Quarterly Report on Form 10-Q for the quarter ended February 28, 1997, and incorporated herein by reference).

    10(k)  -  Nonemployee Director Deferred Compensation Plan of Luby's
              Cafeterias, Inc. adopted October 27, 1994 (filed as Exhibit 10(g) to the Company's Quarterly Report on Form 10-Q for the quarter ended November 30, 1994, and incorporated herein by reference).

    10(l)  -  Amendment to Nonemployee Director Deferred Compensation Plan of
              Luby's Cafeterias, Inc. adopted January 14, 1997 (filed as
              Exhibit 10(m) to the Company's Quarterly Report on Form 10-Q for the quarter ended February 28, 1997, and incorporated herein by reference).

    10(m) Amendment to Nonemployee Director Deferred Compensation Plan of Luby's Cafeterias, Inc. adopted March 19, 1998 (filed as
              Exhibit 10(o) to the Company's Quarterly Report on Form 10-Q for the quarter ended February 28, 1998, and incorporated herein by reference).

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

    10(s) Amendment to Luby's Cafeterias, Inc. Supplemental Executive Retirement Plan adopted January 9, 1998 (filed as Exhibit 10(u) to the Company's Quarterly Report on Form 10-Q for the quarter ended February 28, 1998, and incorporated herein by reference).

    10(t)  -  Luby's Cafeterias, Inc. Welfare Benefit Plan Trust dated
              July 18, 1996 (filed as Exhibit 10(k) to the Company's Annual Report on Form 10-K for the fiscal year ended August 31, 1996, and incorporated herein by reference).

    10(u)  -  Retirement Agreement dated March 17, 1997, between Luby's
              Cafeterias, Inc. and Ralph Erben (filed as Exhibit 10(t) to the Company's Quarterly Report on Form 10-Q for the quarter ended February 28, 1997, and incorporated herein by reference).

    10(v)  -  Employment Agreement dated September 15, 1997, between Luby's
              Cafeterias, Inc. and Barry J.C. Parker (filed as Exhibit 10(u) to the Company's Annual Report on Form 10-K for the fiscal year ended August 31, 1997, and incorporated herein by reference).

    10(w)  -  Term Promissory Note of Barry J.C. Parker in favor of Luby's
              Cafeterias, Inc., dated November 10, 1997, in the original principal sum of $199,999.00 (filed as Exhibit 10(v) to the Company's Annual Report on Form 10-K for the fiscal year ended August 31, 1997, and incorporated herein by reference).

    10(x)  -  Stock Agreement dated November 10, 1997, between Barry J.C.
              Parker and Luby's Cafeterias, Inc. (filed as Exhibit 10(w) to the Company's Annual Report on Form 10-K for the fiscal year ended August 31, 1997, and incorporated herein by reference).

    10(y) Luby's Cafeterias, Inc. Nonemployee Director Phantom Stock Plan adopted March 19, 1998 (filed as Exhibit 10(aa) to the Company's Quarterly Report on Form 10-Q for the quarter ended February 28, 1998, and incorporated herein by reference).

    10(z) Agreement of Resignation, Severance, Confidentiality, Non-Solicitation, Arbitration and General Release of All Claims dated April 30, 1998, between Luby's Cafeterias, Inc. and William E. Robson (filed as Exhibit 10(bb) to the Company's Quarterly Report on Form 10-Q for the quarter ended May 31, 1998, and incorporated herein by reference).

    10(aa) Salary Continuation Agreement dated May 14, 1998, between Luby's Cafeterias, Inc. and Sue Elliott (filed as Exhibit 10(cc) to the Company's Quarterly Report on Form 10-Q for the quarter ended May 31, 1998, and incorporated herein by reference).

    10(bb) Salary Continuation Agreement dated June 1, 1998, between Luby's Cafeterias, Inc. and Alan M. Davis (filed as Exhibit 10(dd) to the Company's Quarterly Report on Form 10-Q for the quarter ended May 31, 1998, and incorporated herein by reference).

    10(cc)    Luby's Incentive Stock Plan adopted October 16, 1998.

    10(dd)    Executive Bonus Plan for Fiscal 1999 adopted October 16, 1998.

    11    -   Statement re computation of per share earnings.

    21    -   Subsidiaries of Luby's Cafeterias, Inc.

    27    -   Financial Data Schedule.

    99(a) - Corporate Governance Guidelines of Luby's Cafeterias, Inc adopted by the Board of Directors on March 19, 1998 (filed as Exhibit 99 to the Company's Quarterly Report on Form 10-Q for the quarter ended February 28, 1998, and incorporated herein by reference).

    99(b) -   Consent of Ernst & Young LLP.