Form 10-K/A
period 1998-08-31
LUBYS CAFETERIAS INC
filed 1998-12-01
CIK 16099

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

Portions of the following documents are incorporated by reference into the designated parts of this Form 10-K: annual report to shareholders for the fiscal year ended August 31, 1998 (in Part II) and proxy statement relating to 1999 annual meeting of shareholders (in Part III).

                                  PART II

Item 8.  Financial Statements and Supplementary Data.

                           Luby's Cafeterias, Inc.
                     Consolidated Statements of Cash Flows

                                               Years Ended August 31,
                                          1998          1997           1996
                                        ________      ________       ________
                                                (Thousands of dollars)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                              $ 5,081        $28,447       $ 39,208
Adjustments to reconcile net income
 to net cash provided by operating
 activities:
  Depreciation and amortization          21,121         20,196         17,693
  Provision for asset impairments
   and store closings                    36,852         12,132              -
  Gain on disposal of property
   held for sale                           (704)             -              -
  (Gain) loss on disposal of
   property, plant, and equipment           142           (110)            31
                                       ________       ________       ________
Cash provided by operating
 activities before changes in
 operating assets and liabilities        62,492         60,665         56,932

Changes in operating assets and
 liabilities:
  (Increase) decrease in trade
   accounts and other receivables          (194)            31           (230)
  (Increase) decrease in food and
   supply inventories                      (565)            10           (483)
  Increase in prepaid expenses             (789)          (391)          (346)
  Increase in other assets               (1,881)          (226)        (1,115)
  Increase (decrease )in accounts
   payable-trade                         (1,102)           174          2,441
  Increase (decrease) in accrued
   expenses and other liabilities         3,260            817           (337)
  Increase (decrease) in income
   taxes payable                           (337)           (48)         1,263
  Increase (decrease) in deferred
   income taxes and other credits       (12,263)        (3,664)         2,229
  Decrease in reserve for store
   closings                                (664)             -              -
                                        _______       ________       ________

Net cash provided by operating
 activities                              47,957         57,368         60,354

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from disposal of property
 held for sale                            4,888              -              -
Proceeds from disposal of property,
 plant, and equipment                        73          2,803            153
Purchases of land held for future use      (933)       (11,649)        (5,776)
Purchases of property, plant, and
 equipment                              (25,082)       (50,783)       (42,753)
                                        _______       ________       ________
Net cash used in investing
 activities                             (21,054)       (59,629)       (48,376)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common
 stock under stock option plans              42          2,878         16,145
Net payments of short-term
 borrowings                                   -              -        (57,000)
Proceeds from long-term debt            908,000        979,000        268,000
Reductions of long-term debt           (919,000)      (936,000)      (227,000)
Purchases of treasury stock                   -        (21,077)        (4,839)
Dividends paid                          (18,615)       (18,797)       (16,989)
                                        _______        _______        _______
Net cash provided by
 (used in) financing activities         (29,573)         6,004        (21,683)
                                        _______        _______        _______
Net increase (decrease) in cash
 and cash equivalents                    (2,670)         3,743         (9,705)

Cash and cash equivalents at
 beginning of year                        6,430          2,687         12,392
                                       ________       ________       ________
Cash and cash equivalents at end
 of year                               $  3,760       $  6,430       $  2,687
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