Form 10-Q
period 1998-11-30
LUBYS CAFETERIAS INC
filed 1999-01-07
CIK 16099

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D. C. 20549

(Mark One)

[x]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 1998

OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________________ to _____________________

Commission file number:  1-8308

                            LUBY'S CAFETERIAS, INC.
_______________________________________________________________________________
           (Exact name of registrant as specified in its charter)

           Delaware                                         74-1335253
________________________________________________________________________________
(State or other jurisdiction of                         (I.R.S. Employer
incorporation or organization)                          Identification No.)

   2211 Northeast Loop 410, P. O. Box 33069
          San Antonio, Texas                                   78265-3069
________________________________________________________________________________
    (Address of principal executive offices)                   (Zip Code)

                                  210/654-9000
________________________________________________________________________________
               (Registrant's telephone number, including area code)

________________________________________________________________________________
(Former name, former address and former fiscal year, if changed since last report)

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

      Common Stock:  22,742,575 shares outstanding as of November 30, 1998
                     (exclusive of 4,660,492 treasury shares)

                        Part I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                        LUBY'S CAFETERIAS, INC.
           CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS
                                 (UNAUDITED)
                                                   Three Months Ended
                                                      November 30,
                                                   1998            1997
                                                   ____            ____
                                                  (Amounts in thousands
                                                  except per share data)

Sales                                            $125,708        $124,672

Costs and expenses:
  Cost of food                                     32,809          31,857
  Payroll and related costs                        39,109          39,310
  Occupancy and other operating expenses           38,512          38,008
  General and administrative expenses               5,664           5,274
                                                  _______         _______
                                                  116,094         114,449
                                                  _______         _______
     Income from operations                         9,614          10,223

Interest expense                                   (1,166)         (1,266)
Other income, net                                     280             681
                                                  _______         _______
     Income before income taxes                     8,728           9,638

Provision for income taxes                          3,056           3,431
                                                  _______         _______
     Net income                                     5,672           6,207

Retained earnings at beginning of period          262,540         276,140

Cash dividends                                     (4,548)         (4,654)

Treasury stock transactions                           ---             (65)
                                                  _______         _______
Retained earnings at end of period               $263,664        $277,628
                                                  _______         _______
Net income per share - basic and
 assuming dilution                                   $.25            $.27
                                                  _______         _______
Cash dividend per share                              $.20            $.20
                                                  _______         _______
Average number of shares outstanding               23,128          23,269

See accompanying notes.

                              LUBY'S CAFETERIAS, INC.
                       CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)


                                                 November 30,   August 31,
                                                     1998          1998
                                                     ____          ____
                                                   (Thousands of dollars)
                                ASSETS

Current assets:
  Cash and cash equivalents                        $  3,006      $  3,760
  Trade accounts and other receivables                  637           704
  Food and supply inventories                         5,294         5,072
  Prepaid expenses                                    4,093         4,375
  Deferred income taxes                               1,209         1,201
                                                    _______       _______
    Total current assets                             14,239        15,112

Property held for sale                               15,838        17,340
Investments and other assets - at cost                9,955         7,992
Property, plant, and equipment - at cost, net       299,039       298,597
                                                    _______       _______
                                                   $339,071      $339,041
                                                    _______       _______

                    LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable - trade                         $ 11,593      $ 12,482
  Dividends payable                                   4,548         4,654
  Accrued expenses and other liabilities             23,288        28,231
  Income taxes payable                                3,940         2,069
                                                    _______       _______
    Total current liabilities                        43,369        47,436

Long-term debt                                       84,000        73,000
Deferred income taxes and other credits              13,231        13,191

Shareholders' equity:
  Common stock                                        8,769         8,769
  Paid-in capital                                    27,025        27,012
  Retained earnings                                 263,664       262,540
  Less cost of treasury stock                      (100,987)      (92,907)
                                                    _______       _______
    Total shareholders' equity                      198,471       205,414
                                                    _______       _______
                                                   $339,071      $339,041
                                                    _______       _______
See accompanying notes.

                        LUBY'S CAFETERIAS, INC.
             CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (UNAUDITED)

                                                      Three Months Ended
                                                         November 30,
                                                      1998          1997
                                                      ____          ____
                                                    (Thousands of dollars)

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                         $  5,672       $  6,207
  Adjustments to reconcile net income to net
    cash provided by operating activities:
      Depreciation and amortization                     4,800          5,112
      Decrease in accrued expenses and
       other liabilities                               (4,930)        (1,389)
      Other, net                                          597         (1,414)
                                                      _______        _______
        Net cash provided by operating activities       6,139          8,516

CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from disposal of property held for sale      1,447          2,738
  Purchases of land held for future use                (1,860)          (948)
  Purchases of property, plant, and equipment          (5,217)        (6,879)
                                                      _______        _______
        Net cash used in investing activities          (5,630)        (5,089)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of common stock
    under stock option plan                               ---             42
  Proceeds from long-term debt                        162,000        189,000
  Reductions of long-term debt                       (151,000)      (192,000)
  Purchases of treasury stock                          (7,609)           ---
  Dividends paid                                       (4,654)        (4,653)
                                                      _______        _______
        Net cash used in financing activities          (1,263)        (7,611)
                                                      _______        _______
Net decrease in cash and cash equivalents                (754)        (4,184)
Cash and cash equivalents at beginning of period        3,760          6,430
                                                      _______        _______
Cash and cash equivalents at end of period           $  3,006       $  2,246
                                                      _______        _______

See accompanying notes.

                           LUBY'S CAFETERIAS, INC.
                  NOTES TO CONSOLIATED FINANCIAL STATEMENTS
                             November 30, 1998
                                (UNAUDITED)

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

         These financial statements should be read in conjunction with the consolidated financial statements and footnotes included in Luby's annual report on Form 10-K for the year ended August 31, 1998. The accounting policies used in preparing these consolidated financial statements are the same as those described in Luby's annual report on Form 10-K.

Note 2: During 1998 the company adopted Statement of Financial Accounting Standards No. 128, "Earnings Per Share" (FAS 128). FAS 128 replaced the previously reported primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants, and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. Earnings per share amounts for all periods have been restated to conform to the requirements of FAS 128.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources
_______________________________

Cash and cash equivalents decreased by $754,000 from the end of the preceding fiscal year to November 30, 1998. All capital expenditures for fiscal 1999 are being funded from cash flows from operations, cash equivalents, and long-term debt. Capital expenditures for the three months ended November 30, 1998, were $7,077,000. As of November 30, 1998, the company owned six undeveloped land sites and several properties held for sale.

During the quarter ended November 30, 1998, the company purchased 528,100 shares of its common stock at a cost of $8,080,000, which are being held as treasury stock. To complete the treasury stock purchases and fund capital expenditures, the company required external financing and borrowed funds under a $125,000,000 line-of-credit agreement. As of November 30, 1998, the amount outstanding under this line of credit was $84,000,000. The company believes that additional financing from external sources can be obtained on terms acceptable to the company in the event such financing is required.

Subsequent to November 30, 1998, 322,200 additional treasury shares were purchased under a 1,000,000 share authorization which expired December 31, 1998.

Results of Operations
_____________________

Quarter ended November 30, 1998 compared to the quarter ended November 30, 1997.
________________________________________________________________________________

Sales increased $1,036,000, or 0.8%, due to the addition of one new restaurant in fiscal 1999 and five in fiscal 1998. Sales volumes at restaurants opened over one year increased approximately 2.0% during the quarter; however, this was partially offset by a decrease in sales from the closing of five restaurants in fiscal 1998 and eight restaurants in the first quarter of fiscal 1999.

Cost of food increased $952,000, or 3.0%, due primarily to higher prices on key products, including haddock, cheese, and other dairy products during the period. Payroll and related costs decreased $201,000, or 0.5%, due primarily to lower workers' compensation costs versus the first quarter of last year. Occupancy and other operating expenses increased $504,000, or 1.3%, due primarily to an increase in advertising spending and higher food-to-go packaging costs. These increases were partially offset by lower preopening expenses due to fewer new store openings as compared to the prior year and lower depreciation expense associated with store closings and asset impairments. General and administrative expenses increased $390,000, or 7.4%, primarily due to higher corporate salaries associated with the implementation of the company's strategic plan and costs relating to increased recruiting and training efforts. These increases were partially offset by a lower estimated profit sharing contribution for fiscal 1999.

Interest expense decreased $100,000 over the first quarter of fiscal 1998 due to lower average borrowings under the line-of-credit agreement.

The provision for income taxes decreased $375,000, or 10.9%, due in part to lower income from operations. In addition, the effective income tax rate decreased from 35.6% to 35.0% due to lower estimated state taxes.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

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

The company has formed a Year 2000 committee and has developed a plan to assess critical systems and replace or develop solutions to those systems that are found to have date-related deficiencies. The completion of the solution phase is estimated to be prior to any anticipated impact on our systems. The company is also surveying suppliers and customers to determine the status of their Year 2000 compliance programs.

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

                            Part II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K.

 (a)     Exhibits

 3(a) Certificate of Incorporation of Luby's Cafeterias, Inc., a Delaware corporation, as currently in effect (filed as Exhibit 3(a) to the company's Quarterly Report on Form 10-Q for the quarter ended February 28, 1994, and incorporated herein by reference).

 3(b) Bylaws of Luby's Cafeterias, Inc., as currently in effect (filed as Exhibit 3(c) to the company's Quarterly Report on Form 10-Q for the quarter ended February 28, 1998, and incorporated herein by reference).

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

10(c) Luby's Cafeterias, Inc. Incentive Bonus Plan for Fiscal 1998 adopted January 9, 1998 (filed as Exhibit 10(g) to the company's Quarterly Report on Form 10-Q for the quarter ended February 28, 1998, and incorporated herein by reference).

10(d) Performance Unit Plan of Luby's Cafeterias, Inc. approved by the shareholders on January 12, 1984 (filed as Exhibit 10(f) to the company's Annual Report on Form 10-K for the fiscal year ended August 31, 1984, and incorporated herein by reference).

10(e) Amendment to Performance Unit Plan of Luby's Cafeterias, Inc. adopted January 14, 1997 (filed as Exhibit 10(h) to the company's Quarterly Report on Form 10-Q for the quarter ended February 28, 1997, and incorporated herein by reference).

10(f)    Management Incentive Stock Plan of Luby's Cafeterias, Inc. (filed as
         Exhibit 10(i) to the company's Annual Report on Form 10-K for the fiscal year ended August 31, 1989, and incorporated herein by reference).

10(g) Amendment to Management Incentive Stock Plan of Luby's Cafeterias, Inc. adopted January 14, 1997 (filed as Exhibit 10(k) to the company's Quarterly Report on Form 10-Q for the quarter ended February 28, 1997, and incorporated herein by reference).

10(h) Nonemployee Director Deferred Compensation Plan of Luby's Cafeterias, Inc. adopted October 27, 1994 (filed as Exhibit 10(g) to the company's Quarterly Report on Form 10-Q for the quarter ended November 30, 1994, and incorporated herein by reference).

10(i) Amendment to Nonemployee Director Deferred Compensation Plan of Luby's Cafeterias, Inc. adopted January 14, 1997 (filed as Exhibit 10(m) to the company's Quarterly Report on Form 10-Q for the quarter ended February 28, 1997, and incorporated herein by reference).

10(j) Amendment to Nonemployee Director Deferred Compensation Plan of Luby's Cafeterias, Inc. adopted March 19, 1998 (filed as Exhibit 10(o) to the company's Quarterly Report on Form 10-Q for the quarter ended
         February 28, 1998, and incorporated herein by reference).

10(k) Nonemployee Director Stock Option Plan of Luby's Cafeterias, Inc. approved by the shareholders on January 13, 1995 (filed as Exhibit 10(h) to the company's Quarterly Report on Form 10-Q for the quarter ended February 28, 1995, and incorporated herein by reference).

10(l) Amendment to Nonemployee Director Stock Option Plan of Luby's Cafeterias, Inc. adopted January 14, 1997 (filed as Exhibit 10(o) to the company's Quarterly Report on Form 10-Q for the quarter ended February 28, 1997, and incorporated herein by reference).

10(m) Employment Contract dated January 12, 1996, between Luby's Cafeterias, Inc. and John B. Lahourcade (filed as Exhibit 10(i) to the company's Quarterly Report on Form 10-Q for the quarter ended February 29, 1996, and incorporated herein by reference).

10(n) Luby's Cafeterias, Inc. Supplemental Executive Retirement Plan dated May 30, 1996 (filed as Exhibit 10(j) to the company's Annual Report on Form 10-K for the fiscal year ended August 31, 1996, and incorporated herein by reference).

10(o) Amendment to Luby's Cafeterias, Inc. Supplemental Executive Retirement Plan adopted January 14, 1997 (filed as Exhibit 10(r) to the company's Quarterly Report on Form 10-Q for the quarter ended February 28, 1997, and incorporated herein by reference).

10(p) Amendment to Luby's Cafeterias, Inc. Supplemental Executive Retirement Plan adopted January 9, 1998 (filed as Exhibit 10(u) to the company's Quarterly Report on Form 10-Q for the quarter ended February 28, 1998, and incorporated herein by reference).

10(q) Employment Agreement dated September 15, 1997, between Luby's Cafeterias, Inc. and Barry J.C. Parker (filed as Exhibit 10(u) to the company's Annual Report on Form 10-K for the fiscal year ended
         August 31, 1997, and incorporated herein by reference).

10(r) Term Promissory Note of Barry J.C. Parker in favor of Luby's Cafeterias, Inc., dated November 10, 1997, in the original principal sum of $199,999.00 (filed as Exhibit 10(v) to the company's Annual Report on Form 10-K for the fiscal year ended August 31, 1997, and incorporated herein by reference).

10(s) Stock Agreement dated November 10, 1997, between Barry J.C. Parker and Luby's Cafeterias, Inc. (filed as Exhibit 10(w) to the company's Annual Report on Form 10-K for the fiscal year ended August 31, 1997, and incorporated herein by reference).

10(t) Luby's Cafeterias, Inc. Nonemployee Director Phantom Stock Plan adopted March 19, 1998 (filed as Exhibit 10(aa) to the company's Quarterly Report on Form 10-Q for the quarter ended February 28, 1998, and incorporated herein by reference).

10(u) Salary Continuation Agreement dated May 14, 1998, between Luby's Cafeterias, Inc. and Sue Elliott (filed as Exhibit 10(cc) to the company's Quarterly Report on Form 10-Q for the quarter ended May 31, 1998, and incorporated herein by reference).

10(v) Salary Continuation Agreement dated June 1, 1998, between Luby's Cafeterias, Inc. and Alan M. Davis (filed as Exhibit 10(dd) to the company's Quarterly Report on Form 10-Q for the quarter ended May 31, 1998, and incorporated herein by reference).

10(w) Luby's Incentive Stock Plan adopted October 16, 1998 (filed as Exhibit 10(cc) to the company's Annual Report on Form 10-K for the fiscal year ended August 31, 1998, and incorporated herein by reference).

10(x)    Incentive Bonus Plan for Fiscal 1999 adopted October 16, 1998 (filed as
         Exhibit 10(dd) to the company's Annual Report on Form 10-K for the fiscal year ended August 31, 1998, and incorporated herein by reference).

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


                LUBY'S CAFETERIAS, INC.
                (Registrant)

                By:  BARRY J.C. PARKER
                     _____________________________
                     Barry J.C. Parker
                     President and
                     Chief Executive Officer

                By:  LAURA M. BISHOP
                     _____________________________
                     Laura M. Bishop
                     Senior Vice President and
                     Chief Financial Officer

Dated:  January 7, 1999

EXHIBIT INDEX

   Number   Document

    3(a) Certificate of Incorporation of Luby's Cafeterias, Inc., a Delaware corporation, as currently in effect (filed as Exhibit 3(a) to the company's Quarterly Report on Form 10-Q for the quarter ended February 28, 1994, and incorporated herein by reference).

    3(b) Bylaws of Luby's Cafeterias, Inc., as currently in effect (filed as Exhibit 3(c) to the company's Quarterly Report on Form 10-Q for the quarter ended February 28, 1998, and incorporated herein by reference).

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

    10(c) Luby's Cafeterias, Inc. Incentive Bonus Plan for Fiscal 1998 adopted January 9, 1998 (filed as Exhibit 10(g) to the company's Quarterly Report on Form 10-Q for the quarter ended February 28, 1998, and incorporated herein by reference).

    10(d) Performance Unit Plan of Luby's Cafeterias, Inc. approved by the shareholders on January 12, 1984 (filed as Exhibit 10(f) to the company's Annual Report on Form 10-K for the fiscal year ended August 31, 1984, and incorporated herein by reference).

    10(e) Amendment to Performance Unit Plan of Luby's Cafeterias, Inc. adopted January 14, 1997 (filed as Exhibit 10(h) to the company's Quarterly Report on Form 10-Q for the quarter ended February 28, 1997, and incorporated herein by reference).

    10(f) Management Incentive Stock Plan of Luby's Cafeterias, Inc. (filed as Exhibit 10(i) to the company's Annual Report on Form 10-K for the fiscal year ended August 31, 1989, and incorporated herein by reference).

    10(g) Amendment to Management Incentive Stock Plan of Luby's Cafeterias, Inc. adopted January 14, 1997 (filed as Exhibit 10(k) to the company's Quarterly Report on Form 10-Q for the quarter ended February 28, 1997, and incorporated herein by reference).

    10(h) Nonemployee Director Deferred Compensation Plan of Luby's Cafeterias, Inc. adopted October 27, 1994 (filed as Exhibit 10(g) to the company's Quarterly Report on Form 10-Q for the quarter ended November 30, 1994, and incorporated herein by reference).

    10(i) Amendment to Nonemployee Director Deferred Compensation Plan of Luby's Cafeterias, Inc. adopted January 14, 1997 (filed as Exhibit 10(m) to the company's Quarterly Report on Form 10-Q for the quarter ended February 28, 1997, and incorporated herein by reference).

    10(j) Amendment to Nonemployee Director Deferred Compensation Plan of Luby's Cafeterias, Inc. adopted March 19, 1998 (filed as Exhibit 10(o) to the company's Quarterly Report on Form 10-Q for the quarter ended February 28, 1998, and incorporated herein by reference).

    10(k) Nonemployee Director Stock Option Plan of Luby's Cafeterias, Inc. approved by the shareholders on January 13, 1995
            (filed as Exhibit 10(h) to the company's Quarterly Report on Form 10-Q for the quarter ended February 28, 1995, and incorporated herein by reference).

    10(l) Amendment to Nonemployee Director Stock Option Plan of Luby's Cafeterias, Inc. adopted January 14, 1997 (filed as Exhibit 10(o) to the company's Quarterly Report on Form 10-Q for the quarter ended February 28, 1997, and incorporated herein by reference).

    10(m)   Employment Contract dated January 12, 1996, between
            Luby's Cafeterias, Inc. and John B. Lahourcade (filed as
            Exhibit 10(i) to the company's Quarterly Report on Form 10-Q for the quarter ended February 29, 1996, and incorporated herein by reference).

    10(n) Luby's Cafeterias, Inc. Supplemental Executive Retirement Plan dated May 30, 1996 (filed as Exhibit 10(j) to the company's Annual Report on Form 10-K for the fiscal year ended August 31, 1996, and incorporated herein by reference).

    10(o)   Amendment to Luby's Cafeterias, Inc. Supplemental
            Executive Retirement Plan adopted January 14, 1997 (filed as Exhibit 10(r) to the company's Quarterly Report on Form 10-Q for the quarter ended February 28, 1997, and incorporated herein by reference).

    10(p)   Amendment to Luby's Cafeterias, Inc. Supplemental
            Executive Retirement Plan adopted January 9, 1998 (filed as Exhibit 10(u) to the company's Quarterly Report on Form 10-Q for the quarter ended February 28, 1998, and incorporated herein by reference).

    10(q) Employment Agreement dated September 15, 1997, between Luby's Cafeterias, Inc. and Barry J.C. Parker (filed as
            Exhibit 10(u) to the company's Annual Report on Form 10-K for the fiscal year ended August 31, 1997, and incorporated herein by reference).

    10(r)   Term Promissory Note of Barry J.C. Parker in favor of
            Luby's Cafeterias, Inc., dated November 10, 1997, in the original principal sum of $199,999.00 (filed as Exhibit 10(v) to the company's Annual Report on Form 10-K for the fiscal year ended August 31, 1997, and incorporated herein by reference).

    10(s) Stock Agreement dated November 10, 1997, between Barry J.C. Parker and Luby's Cafeterias, Inc. (filed as Exhibit 10(w) to the company's Annual Report on Form 10-K for the fiscal year ended August 31, 1997, and incorporated herein by reference).

    10(t) Luby's Cafeterias, Inc. Nonemployee Director Phantom Stock Plan adopted March 19, 1998 (filed as Exhibit 10(aa) to the company's Quarterly Report on Form 10-Q for the quarter ended February 28, 1998, and incorporated herein by reference).

    10(u) Salary Continuation Agreement dated May 14, 1998, between Luby's Cafeterias, Inc. and Sue Elliott (filed as
            Exhibit 10(cc) to the company's Quarterly Report on Form 10-Q for the quarter ended May 31, 1998, and incorporated herein by reference).

    10(v) Salary Continuation Agreement dated June 1, 1998, between Luby's Cafeterias, Inc. and Alan M. Davis (filed as Exhibit 10(dd) to the company's Quarterly Report on Form 10-Q for the quarter ended May 31, 1998, and incorporated herein by reference).

    10(w)   Luby's Incentive Stock Plan adopted October 16,
            1998 (filed as Exhibit 10(cc) to the company's
            Annual Report on Form 10-K for the fiscal year ended
            August 31, 1998, and incorporated herein by reference).

    10(x) Incentive Bonus Plan for Fiscal 1999 adopted October 16, 1998 (filed as Exhibit 10(dd) to the company's Annual
            Report on Form 10-K for the fiscal year ended August 31, 1998, and incorporated herein by reference).

    11      Statement re computation of per share earnings.