Form 10-Q
period 1999-02-28
LUBYS CAFETERIAS INC
filed 1999-04-13
CIK 16099

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549

(Mark One)

[x]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 1999

                                        OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________________ to ____________________

Commission file number:  1-8308

                                 LUBY'S, INC.
________________________________________________________________________________
           (Exact name of registrant as specified in its charter)

         Delaware                                        74-1335253
__________________________                      ____________________________
(State or other jurisdiction of                       (I.R.S. Employer
incorporation or organization)                        Identification No.)

       2211 Northeast Loop 410, P. O. Box 33069
              San Antonio, Texas                             78265-3069
________________________________________________________________________________
    (Address of principal executive offices)                 (Zip Code)

                             210/654-9000
________________________________________________________________________________
           (Registrant's telephone number, including area code)

                            Luby's Cafeterias, Inc.
________________________________________________________________________________
(Former name, former address and former fiscal year, if changed since last report)

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

   Common Stock:  22,420,375 shares outstanding as of February 28, 1999
                 (exclusive of 4,982,692 treasury shares)

                          Part I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

                                   LUBY'S, INC.
                         CONSOLIDATED STATEMENTS OF INCOME
                                  (UNAUDITED)

                                     Three Months Ended      Six Months Ended
                                         February 28,          February 28,
                                      1999        1998       1999        1998
                                      ____        ____       ____        ____
                                   (Amounts in thousands except per share data)

Sales                               $123,771    $123,204   $249,479   $247,876

Costs and expenses:
  Cost of food                        29,213      30,889     62,022     62,746
  Payroll and related costs           37,344      37,402     76,453     76,712
  Occupancy and other operating
   expenses                           39,360      37,866     77,872     75,874
  General and administrative
   expenses                            6,090       5,232     11,754     10,506
                                    ________    ________   ________   ________

                                     112,007     111,389    228,101    225,838
                                    ________    ________   ________   ________
      Income from operations          11,764      11,815     21,378     22,038

Interest expense                      (1,280)     (1,259)    (2,446)    (2,525)
Other income, net                        620         222        900        903
                                    ________    ________   ________   ________
      Income before income taxes      11,104      10,778     19,832     20,416

Provision for income taxes             3,885       3,837      6,941      7,268
                                    ________    ________   ________   ________
      Net income                    $  7,219    $  6,941   $ 12,891   $ 13,148
                                    ________    ________   ________   ________

Net income per share - basic and
  assuming dilution                     $.32        $.30       $.57       $.57

Cash dividends per share                $.20        $.20       $.40       $.40

Average number of shares outstanding  22,491      23,271     22,811     23,270

See accompanying notes.

                                   LUBY'S, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                             February 28,      August 31,
                                                 1999             1998
                                             ____________      __________
                                                (Thousands of dollars)

                                     ASSETS

Current assets:
  Cash and cash equivalents                  $  6,776           $  3,760
  Trade accounts and other receivables            702                704
  Food and supply inventories                   4,956              5,072
  Prepaid expenses                              4,289              4,375
  Deferred income taxes                         1,218              1,201
                                             ________           ________
    Total current assets                       17,941             15,112

Property held for sale                         13,208             17,340
Investments and other assets - at cost         10,639              7,992
Property, plant, and equipment - at
  cost, net                                   299,605            298,597
                                             ________           ________
                                             $341,393           $339,041
                                             ________           ________

                         LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable - trade                   $ 12,052           $ 12,482
  Dividends payable                             4,484              4,654
  Accrued expenses and other liabilities       21,425             28,231
  Income taxes payable                          2,196              2,069
                                             ________           ________
    Total current liabilities                  40,157             47,436

Long-term debt                                 91,000             73,000
Deferred income taxes and other credits        13,835             13,191

Shareholders' equity:
  Common stock                                  8,769              8,769
  Paid-in capital                              27,025             27,012
  Retained earnings                           266,411            262,540
  Less cost of treasury stock                (105,804)           (92,907)
                                             ________           ________
    Total shareholders' equity                196,401            205,414
                                             ________           ________
                                             $341,393           $339,041
                                             ________           ________

See accompanying notes.

                                  LUBY'S, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                      Six Months Ended
                                                         February 28,
                                                     1999            1998
                                                     ____            _____
                                                     (Thousands of dollars)

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                       $ 12,891        $ 13,148
  Adjustments to reconcile net income to net
   cash provided by operating activities:
      Depreciation and amortization                   9,755          10,422
      Decrease in accrued expenses and
       other liabilities                             (6,793)         (2,948)
      Other, net                                      1,232          (7,778)
                                                   ________        ________
        Net cash provided by operating activities    17,085          12,844
                                                   ________        ________

CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from disposal of property held for sale    4,456           3,568
  Purchases of land held for future use              (3,192)           (948)
  Purchases of property, plant, and equipment       (10,754)        (10,899)
                                                   ________        ________
        Net cash used in investing activities        (9,490)         (8,279)
                                                   ________        ________

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of common stock under
   stock option plan                                    ---              42
  Proceeds from long-term debt                      355,000         454,000
  Reductions of long-term debt                     (337,000)       (452,000)
  Purchases of treasury stock                       (13,389)            ---
  Dividends paid                                     (9,190)         (9,307)
                                                   ________        ________

        Net cash used in financing activities        (4,579)         (7,265)
                                                   ________        ________

Net increase (decrease) in cash and cash
 equivalents                                          3,016          (2,700)
Cash and cash equivalents at beginning of period      3,760           6,430
                                                   ________        ________
Cash and cash equivalents at end of period         $  6,776        $  3,730
                                                   ________        ________

See accompanying notes.

                                 LUBY'S, INC.
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
              For the Six Months Ended February 28, 1999 and 1998
                                  (UNAUDITED)
                                                                               Total
                                       Common Stock     Paid-in   Retained  Shareholders'
                                    Issued    Treasury  Capital   Earnings     Equity
                                    ______    ________  _______   ________   ____________
                                                        (Thousands of dollars)
Balance at August 31, 1997          $8,769    $(93,014) $26,945   $276,140   $218,840

  Net income for the period            ---         ---      ---     13,148     13,148

  Common stock issued under employee
   benefit plans, net of shares
   tendered in partial payment and
   including tax benefits              ---         107      ---        (65)        42

  Cash dividends                       ---         ---      ---     (9,308)    (9,308)
                                    ______    ________  _______   ________   ________

Balance at February 28, 1998        $8,769    $(92,907) $26,945   $279,915   $222,722
                                    ______    ________  _______   ________   ________

Balance at August 31, 1998          $8,769    $(92,907) $27,012   $262,540   $205,414

  Net income for the period            ---         ---      ---     12,891     12,891

  Common stock issued under employee
   benefit plans, net of shares
   tendered in partial payment and
   including tax benefits              ---          21       13        ---         34

  Cash dividends                       ---         ---      ---     (9,020)    (9,020)

  Purchases of treasury stock          ---     (12,918)     ---        ---    (12,918)
                                    ______    ________  _______   ________   ________

Balance at February 28, 1999        $8,769   $(105,804) $27,025   $266,411   $196,401
                                    ______    ________  _______   ________   ________

See accompanying notes.

                                 LUBY'S, INC.
                        NOTES TO FINANCIAL STATEMENTS
                               February 28, 1999
                                 (UNAUDITED)

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources
_______________________________

Cash and cash equivalents increased by $3,016,000 from the end of the preceding fiscal year to February 28, 1999. All capital expenditures for fiscal 1999 are being funded from cash flows from operations, cash equivalents, and long-term debt. Capital expenditures for the six months ended February 28, 1999, were $13,946,000. As of February 28, 1999, the company owned six undeveloped land sites, one land site on which a restaurant is under construction, and several properties held for sale.

During the six months ended February 28, 1999, the company purchased 850,300 shares of its common stock at a cost of $12,918,000, which are being held as
treasury stock.   These shares were purchased under a 1,000,000 share
authorization which expired December 31, 1998. To complete the treasury stock purchases and fund capital expenditures, the company required external financing and borrowed funds under a $125,000,000 line-of-credit agreement. As of February 28, 1999, the amount outstanding under this line of credit was $91,000,000. The company believes that additional financing from external sources can be obtained on terms acceptable to the company in the event such financing is required.

Results of Operations
_____________________

Quarter ended February 28, 1999 compared to the quarter ended February 28,
1998.
___________________________________________________________________________

Sales increased $567,000, or 0.5%, due to the addition of one new restaurant in fiscal 1999 and five in fiscal 1998. Sales volumes at restaurants opened over one year increased approximately 2.5% during the quarter; however, this was partially offset by a decrease in sales from the closing of five restaurants in fiscal 1998 and eight restaurants in fiscal 1999.

Cost of food decreased $1,676,000, or 5.4%. As a percentage of sales, food costs were lower versus the prior year due to various factors including increased drink sales from new self-serve drink counters and other sales mix changes, the impact of a new manager compensation plan which provides more of an incentive to improve margins at all sales volumes, and recent price increases. Payroll and related costs remained relatively flat versus the prior year. Occupancy and other operating expenses increased $1,494,000, or 3.9%, due primarily to an increase in advertising expenditures, higher food-to-go packaging costs, and higher costs associated with the rollout of a new uniform program for restaurant employees. These increases were partially offset by lower depreciation expense associated with store closings and asset impairments. General and administrative expenses increased $858,000, or 16.4%, due primarily to higher corporate salaries and benefits associated with the addition of new positions to support the implementation of the company's strategic plan and costs relating to increased recruiting and training efforts for store management.

The effective income tax rate decreased from 35.6% to 35.0% due to lower estimated state taxes.

Six months ended February 28, 1999 compared to the six months ended February 28, 1998.
____________________________________________________________________

Sales increased $1,603,000, or 0.6%, due primarily to the addition of one new restaurant in fiscal 1999 and five in fiscal 1998. Sales volumes at restaurants opened over one year increased approximately 2.1% during the fiscal year; however, this was partially offset by a decrease in sales from the closing of five restaurants in fiscal year 1998 and eight restaurants in fiscal 1999.

Cost of food decreased $724,000, or 1.2%. As a percentage of sales, food costs were lower versus the prior year due to various factors including increased drink sales from new self-serve drink counters and other sales mix changes, the impact of a new manager compensation plan which provides more of an incentive to improve margins at all sales volumes, and recent price increases. Payroll and related costs decreased $259,000, or 0.3%, due primarily to store closings. Occupancy and other operating expenses increased $1,998,000, or 2.6%, due to an increase in advertising expenditures, higher food-to-go packaging costs, and higher costs associated with the rollout of a new uniform program for all hourly employees. These increases were partially offset by lower depreciation expense associated with store closings and asset impairments. General and administrative expenses increased $1,248,000, or 11.9%, due to higher corporate salaries and benefits associated with the addition of new positions to support the implementation of the company's strategic plan and costs relating to increased recruiting and training efforts for store management.

Interest expense decreased $79,000, or 3.1%, due to lower average borrowings under the line-of-credit agreement and a lower weighted average interest rate during the current period as compared to the same period last year.

The provision for income taxes decreased $327,000, or 4.5%, due in part to lower income from operations. In addition, the effective income tax rate decreased from 35.6% to 35.0% due to lower estimated state taxes.

The Year 2000
_____________

During 1998 the company, in the ordinary course of business, decided to migrate its information technology from internally developed systems to commercially available products which are Year 2000 compliant for a variety of business reasons. The transition to the new technology was completed in January 1999. The company believes the Year 2000 will not pose significant operational problems for its computer systems. The cost of the Year 2000 project is estimated to be $200,000, primarily for services and costs of updating some existing software. The company is also surveying suppliers and customers to determine the status of their Year 2000 compliance programs. Based on findings and discussions to date with vendors, the company does not believe a contingency plan is required and does not intend to create one as it believes the likelihood is remote that its vendors have not fully addressed the Year 2000 issues or that it would have a material impact on the company's operations.

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

                          Part II - OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders.

(a) The 1999 annual meeting of shareholders of Luby's Cafeterias, Inc. was held on January 8, 1999.

(b) The directors elected at the meeting were Ronald K. Calgaard, Judith B. Craven, David B. Daviss, Arthur R. Emerson, and Roger R. Hemminghaus. The other directors whose terms continued after the meeting are Lauro F. Cavazos, John B. Lahourcade, Barry J.C. Parker, Walter J. Salmon,
     George H. Wenglein, and Joanne Winik.

(c) The matters voted upon at the meeting were (i) the election of one director to serve until the 2001 annual meeting of shareholders and four directors to serve until the 2002 annual meeting of shareholders, (ii) the adoption of an amendment to the Certificate of Incorporation to change the corporate name to "Luby's, Inc.," (iii) the approval of the Luby's Incentive Stock Plan, and (iv) the approval of the appointment of Ernst & Young LLP as auditors for the 1999 fiscal year.

(d)  With respect to the election of directors, the results of the voting were:

                          Shares Voted      Shares         Broker
Nominee                        For         Abstained      Nonvotes
_____________________     ____________     _________      _________
Ronald K. Calgaard         18,504,613      2,842,206        -0-
Judith B. Craven           18,426,233      2,920,586        -0-
David B. Daviss            18,734,112      2,612,707        -0-
Arthur R. Emerson          18,433,750      2,913,069        -0-
Roger R. Hemminghaus       19,188,301      2,158,518        -0-

(e) With respect to amending the Certificate of Incorporation to change the corporate name, the results of the voting were:

Shares voted "for"               19,418,450
Shares voted "against"            1,876,725
Shares abstaining                    51,644
Broker nonvotes                         -0-

(f) With respect to the approval of the Luby's Incentive Stock Plan, the results of the voting were:

Shares voted "for"               15,732,387
Shares voted "against"            2,997,257
Shares abstaining                   169,180
Broker nonvotes                   2,447,995

(g) With respect to the approval of the appointment of auditors, the results of the voting were:

Shares voted "for"               21,212,430
Shares voted "against"               65,778
Shares abstaining                    68,611
Broker nonvotes                         -0-

Item 6.  Exhibits and Reports on Form 8-K.

         (a)    Exhibits

        3(a) Amendment to the Certificate of Incorporation of Luby's Cafeterias, Inc., filed with the Secretary of State of Delaware on January 11, 1999.

        3(b) Certificate of Incorporation of Luby's, Inc., as currently in effect.

        3(c) Bylaws of Luby's, Inc. as currently in effect (filed as Exhibit 3(c) to the company's Quarterly Report on Form 10-Q for the quarter ended February 28, 1998, and incorporated herein by reference).

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

        10(d) Performance Unit Plan of Luby's Cafeterias, Inc. approved by the shareholders January 12, 1984 (filed as Exhibit 10(f) to the company's Annual Report on Form 10-K for the fiscal year ended August 31, 1984, and incorporated herein by reference).

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

        10(r) Amendment dated January 8, 1999, to Employment Agreement between Luby's Cafeterias, Inc. and Barry J.C. Parker.

        10(s) Term Promissory Note of Barry J.C. Parker in favor of Luby's Cafeterias, Inc., dated November 10, 1997, in the original principal sum of $199,999.00 (filed as Exhibit 10(v) to the company's Annual Report on Form 10-K for the fiscal year ended August 31, 1997, and incorporated herein by reference).

        10(t) Stock Agreement dated November 10, 1997, between Barry J.C. Parker and Luby's Cafeterias, Inc. (filed as Exhibit 10(w) to the company's Annual Report on Form 10-K for the fiscal year ended August 31, 1997, and incorporated herein by reference).

        10(u) Luby's Cafeterias, Inc. Nonemployee Director Phantom Stock Plan adopted March 19, 1998 (filed as Exhibit 10(aa) to the company's Quarterly Report on Form 10-Q for the quarter ended February 28, 1998, and incorporated herein by reference).

        10(v) Salary Continuation Agreement dated May 14, 1998, between Luby's Cafeterias, Inc. and Sue Elliott (filed as
                Exhibit 10(cc) to the company's Quarterly Report on Form 10-Q for the quarter ended May 31, 1998, and incorporated herein by reference).

        10(w) Salary Continuation Agreement dated June 1, 1998, between Luby's Cafeterias, Inc. and Alan M. Davis (filed as
                Exhibit 10(dd) to the company's Quarterly Report on Form 10-Q for the quarter ended May 31, 1998, and incorporated herein by reference).

        10(x)   Luby's Incentive Stock Plan adopted October 16, 1998 (filed as
                Exhibit 10(cc) to the company's Annual Report on Form 10-K for the fiscal year ended August 31, 1998, and incorporated herein by reference).

        10(y) Incentive Bonus Plan for Fiscal 1999 adopted October 16, 1998 (filed as Exhibit 10(dd) to the company's Annual Report on Form 10-K for the fiscal year ended August 31, 1998, and incorporated herein by reference).

        10(z) Form of Change in Control Agreement entered into between Luby's, Inc. and Barry J.C. Parker, President and Chief Executive Officer, as of January 8, 1999.

        10(aa) Form of Change in Control Agreement entered into between Luby's, Inc. and each of its Senior Vice Presidents as of January 8, 1999.

        11      Statement re computation of per share earnings.

        99(a) Corporate Governance Guidelines of Luby's Cafeterias, Inc. as amended January 7, 1999.

          (b)   Reports on Form 8-K

                No reports on Form 8-K have been filed during the quarter for which this report is filed.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


LUBY'S, INC.
(Registrant)


By: BARRY J.C. PARKER
    _____________________________
    Barry J. C. Parker
    President and
    Chief Executive Officer


By: LAURA M. BISHOP
    _____________________________
    Laura M. Bishop
    Senior Vice President and
    Chief Financial Officer




Dated:  April 13, 1999

                                  EXHIBIT INDEX

     Number   Document

       3(a) Amendment to the Certificate of Incorporation of Luby's Cafeterias, Inc., filed with the Secretary of State of Delaware on January 11, 1999.

       3(b) Certificate of Incorporation of Luby's, Inc., as currently in effect.

       3(c) Bylaws of Luby's, Inc. as currently in effect (filed as Exhibit 3(c) to the company's Quarterly Report on Form 10-Q for the quarter ended February 28, 1998, and incorporated herein by reference).

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

      10(d) Performance Unit Plan of Luby's Cafeterias, Inc. approved by the shareholders January 12, 1984 (filed as Exhibit 10(f) to the company's Annual Report on Form 10-K for the fiscal year ended August 31, 1984, and incorporated herein by reference).

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

      10(p) Amendment to Luby's Cafeterias, Inc. Supplemental Executive Retirement Plan adopted on January 9, 1998 (filed as
              Exhibit 10(u) to the company's Quarterly Report on Form 10-Q for the quarter ended February 28, 1998, and incorporated herein by reference).

      10(q) Employment Agreement dated September 15, 1997, between Luby's Cafeterias, Inc. and Barry J.C. Parker (filed as Exhibit 10(u) to the company's Annual Report on Form 10-K for the fiscal year ended August 31, 1997, and incorporated herein by reference).

      10(r) Amendment dated January 8, 1999, to Employment Agreement between Luby's Cafeterias, Inc. and Barry J.C. Parker.

      10(s) Term Promissory Note of Barry J.C. Parker in favor of Luby's Cafeterias, Inc., dated November 10, 1997, in the original principal sum of $199,999.00 (filed as Exhibit 10(v) to the company's Annual Report on Form 10-K for the fiscal year ended August 31, 1997, and incorporated herein by reference).

      10(t) Stock Agreement dated November 10, 1997, between Barry J.C. Parker and Luby's Cafeterias, Inc. (filed as Exhibit 10(w) to the company's Annual Report on Form 10-K for the fiscal year ended August 31, 1997, and incorporated herein by reference).

      10(u) Luby's Cafeterias, Inc. Nonemployee Director Phantom Stock Plan adopted March 19, 1998 (filed as Exhibit 10(aa) to the company's Quarterly Report on Form 10-Q for the quarter ended February 28, 1998, and incorporated herein by reference).

      10(v) Salary Continuation Agreement dated May 14, 1998, between Luby's Cafeterias, Inc. and Sue Elliott (filed as Exhibit 10(cc) to the company's Quarterly Report on Form 10-Q for the quarter ended May 31, 1998, and incorporated herein by reference).

      10(w) Salary Continuation Agreement dated June 1, 1998, between Luby's Cafeterias, Inc. and Alan M. Davis (filed as Exhibit 10(dd) to the company's Quarterly Report on Form 10-Q for the quarter ended May 31, 1998, and incorporated herein by reference).

      10(x)   Luby's Incentive Stock Plan adopted October 16, 1998 (filed as
              Exhibit 10(cc) to the company's Annual Report on Form 10-K for the fiscal year ended August 31, 1998, and incorporated herein by reference).

      10(y) Incentive Bonus Plan for Fiscal 1999 adopted October 16, 1998 (filed as Exhibit 10(dd) to the company's Annual Report on Form 10-K for the fiscal year ended August 31, 1998, and incorporated herein by reference).

      10(z) Form of Change in Control Agreement entered into between Luby's, Inc. and Barry J.C. Parker, President and Chief Executive Officer, as of January 8, 1999.

      10(aa) Form of Change in Control Agreement entered into between Luby's, Inc. and each of its Senior Vice Presidents as of January 8, 1999.

      11      Statement re computation of per share earnings.

      99(a) Corporate Governance Guidelines of Luby's Cafeterias, Inc. as amended January 7, 1999.