Form 10-Q
period 1999-05-31
LUBYS CAFETERIAS INC
filed 1999-07-14
CIK 16099

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549

(Mark One)

[x]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 1999

                                     OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________________ to _____________________

Commission file number:  1-8308

                                Luby's, Inc.
_______________________________________________________________________________
         (Exact name of registrant as specified in its charter)

         Delaware                                  74-1335253
_______________________________________________________________________________
(State or other jurisdiction of                 (I.R.S. Employer
incorporation or organization)                   Identification No.)

         2211 Northeast Loop 410, P. O. Box 33069
                  San Antonio, Texas                              78265-3069
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

   Common Stock:  22,420,375 shares outstanding as of May 31, 1999 exclusive of 4,982,692 treasury shares)


                        Part I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                                LUBY'S, INC.
                       CONSOLIDATED STATEMENTS OF INCOME
                                (UNAUDITED)

                                      Three Months Ended     Nine Months Ended
                                            May 31,               May 31,
                                       1999        1998      1999        1998
                                       ____        ____      ____        ____
                                    (Amounts in thousands except per share data)

Sales                                $127,084    $131,230   $376,563   $379,106

Costs and expenses:
  Cost of food                         29,720      33,151     91,742     95,897
  Payroll and related costs            38,929      38,765    115,382    115,477
  Occupancy and other
   operating expenses                  39,110      39,059    116,982    114,933
General and administrative expenses     5,351       6,658     17,105     17,164
                                     ________    ________   ________   ________
                                      113,110     117,633    341,211    343,471
                                     ________    ________   ________   ________
      Income from operations           13,974      13,597     35,352     35,635

Interest expense                       (1,165)     (1,288)    (3,611)    (3,813)
Other income, net                         338         342      1,238      1,245
                                     ________    ________   ________   ________
      Income before income taxes       13,147      12,651     32,979     33,067

Provision for income taxes              4,371       4,504     11,312     11,772
                                     ________    ________   ________   ________
      Net income                     $  8,776    $  8,147   $ 21,667   $ 21,295
                                     ________    ________   ________   ________

Net income per share - basic and
  assuming dilution                      $.39        $.35       $.96       $.92

Cash dividends per share                 $.20        $.20       $.60       $.60

Average number of shares outstanding   22,420      23,271     22,680     23,270

See accompanying notes.



                        Part I - FINANCIAL INFORMATION (continued)

Item 1.  Financial Statements (continued)

                                 LUBY'S, INC.
                    CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (UNAUDITED)

                                                  May 31,      August 31,
                                                   1999           1998
                                                  ______       _________
                                                  (Thousands of dollars)

                                    ASSETS

Current assets:
  Cash and cash equivalents                        $    696     $  3,760
  Trade accounts and other receivables                  774          704
  Food and supply inventories                         3,993        5,072
  Prepaid expenses                                    4,322        4,375
  Deferred income taxes                                 958        1,201
                                                   ________     ________
    Total current assets                             10,743       15,112

Property held for sale                               12,647       17,340
Investments and other assets - at cost                9,248        7,992
Property, plant, and equipment - at cost, net       303,166      298,597
                                                   ________     ________
                                                   $335,804     $339,041
                                                   ________     ________

                         LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                 $ 13,697     $ 12,482
  Dividends payable                                   4,484        4,654
  Accrued expenses and other liabilities             25,508       28,231
  Income taxes payable                                2,829        2,069
                                                   ________     ________
    Total current liabilities                        46,518       47,436

Long-term debt                                       74,000       73,000
Deferred income taxes and other credits              14,569       13,191

Shareholders' equity:
  Common stock                                        8,769        8,769
  Paid-in capital                                    27,049       27,012
  Retained earnings                                 270,703      262,540
  Less cost of treasury stock                      (105,804)     (92,907)
                                                   ________     ________
    Total shareholders' equity                      200,717      205,414
                                                   ________     ________
                                                   $335,804     $339,041
                                                   ________     ________

See accompanying notes.



                        Part I - FINANCIAL INFORMATION (continued)

Item 1.  Financial Statements (continued)

                                  LUBY'S, INC.
                  CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                       Nine Months Ended
                                                            May 31,
                                                        1999        1998
                                                        ____        ____
                                                     (Thousands of dollars)

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                         $ 21,667     $ 21,295
  Adjustments to reconcile net income to net
   cash provided by operating activities:
      Depreciation and amortization                    14,886       15,802
      Increase (decrease) in accrued expenses
        and other liabilities                          (2,686)         143
      Other, net                                        5,311       (5,561)
                                                     ________     ________
        Net cash provided by operating activities      39,178       31,679
                                                     ________     ________

CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from disposal of property held for sale      5,020        3,568
  Purchases of land held for future use                (4,563)        (948)
  Purchases of property, plant, and equipment         (16,636)     (17,498)
                                                     ________     ________
        Net cash used in investing activities         (16,179)     (14,878)
                                                     ________     ________

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of common stock under
   stock option plan                                      ---           42
  Proceeds from long-term debt                        602,500      658,000
  Reductions of long-term debt                       (601,500)    (665,000)
  Purchases of treasury stock                         (13,389)         ---
  Dividends paid                                      (13,674)     (13,961)
                                                     ________     ________
        Net cash used in financing activities        $(26,063)    $(20,919)
                                                     ________     ________

Net decrease in cash and cash equivalents              (3,064)      (4,118)
Cash and cash equivalents at beginning of period        3,760        6,430
                                                     ________     ________

Cash and cash equivalents at end of period           $    696     $  2,312
                                                     ________     ________


See accompanying notes.



                        Part I - FINANCIAL INFORMATION (continued)

Item 1.  Financial Statements (continued)

                                  LUBY'S, INC.
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                 For the Nine Months Ended May 31, 1999 and 1998
                                 (UNAUDITED)

                                                                                     Total
                                      Common Stock      Paid-in     Retained     Shareholders'
                                   Issued    Treasury   Capital     Earnings         Equity
                                   ______    ________   _______     ________     _____________
                                                       (Thousands of dollars)

Balance at August 31, 1997         $8,769    $(93,014)  $26,945     $276,140       $218,840

  Net income for the period           ---         ---       ---       21,295         21,295

  Common stock issued under
   employee benefit plans, net
   of shares tendered in partial
   payment and including
   tax benefits                       ---         107        54          (65)            96

  Cash dividends                      ---         ---       ---      (13,962)       (13,962)
                                   ______    ________   _______     ________       ________

Balance at May 31, 1998            $8,769    $(92,907)  $26,999     $283,408       $226,269
                                   ______    ________   _______     ________       ________

Balance at August 31, 1998         $8,769    $(92,907)  $27,012     $262,540       $205,414

  Net income for the period           ---         ---       ---       21,667         21,667

  Common stock issued under
   employee benefit plans, net
   of shares tendered in partial
   payment and including
   tax benefits                       ---          21        37          ---             58

  Cash dividends                      ---         ---       ---      (13,504)       (13,504)

  Purchases of treasury stock         ---     (12,918)      ---          ---        (12,918)
                                   ______    ________   _______     ________       ________

Balance at May 31, 1999            $8,769   $(105,804)  $27,049     $270,703       $200,717
                                   ______    ________   _______     ________       ________

See accompanying notes.


                        Part I - FINANCIAL INFORMATION (continued)

Item 1.  Financial Statements (continued)

                                  LUBY'S, INC.
                        NOTES TO FINANCIAL STATEMENTS
                                May 31, 1999
                                 (UNAUDITED)

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



                        Part I - FINANCIAL INFORMATION (continued)

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources
_______________________________

Cash and cash equivalents decreased by $3,064,000 from the end of the preceding fiscal year to May 31, 1999. All capital expenditures for fiscal 1999 are being funded from cash flows from operations, cash equivalents, and long-term debt. Capital expenditures for the nine months ended May 31, 1999, were $21,199,000. As of May 31, 1999, the company owned six undeveloped land sites, four land sites on which restaurants are under construction, and several properties held for sale.

During the nine months ended May 31, 1999, the company purchased 850,300 shares of its common stock at a cost of $12,918,000, which are being held as treasury
stock.   These shares were purchased under a 1,000,000 share authorization which expired December 31, 1998. To complete the treasury stock purchases and fund capital expenditures, the company required external financing and borrowed funds under a $125,000,000 line-of-credit agreement. As of May 31, 1999, the amount outstanding under this line of credit was $74,000,000. The company believes that additional financing from external sources can be obtained on terms acceptable to the company in the event such financing is required.

Results of Operations
_____________________

Quarter ended May 31, 1999 compared to the quarter ended May 31, 1998
_____________________________________________________________________

Sales decreased $4,146,000, or 3.2%, primarily due to the closing of ten restaurants since May 31, 1998. In addition, sales volumes at restaurants opened over one year declined 1.4% during the quarter. This decline was partially offset by the addition of one new restaurant in fiscal 1999.

Cost of food decreased $3,431,000, or 10.3%, primarily due to the savings associated with the consolidation of our purchasing under a prime vendor program and the decline in sales. As a percentage of sales, food costs were lower versus the prior year due to various additional factors including increased drink sales from new self-serve drink counters and other sales mix changes, the impact of a new manager compensation plan which provides more of an incentive to improve margins at all sales volumes, and certain menu price increases. Although sales declined, payroll and related costs increased slightly due to higher hourly wage rates related to tight labor markets for entry-level employees. Occupancy and other operating expenses remain fairly flat as the increase in advertising expenditures, higher food-to-go packaging costs, and higher costs associated with the rollout of a new uniform program for restaurant employees were offset by fewer restaurants and lower depreciation expense associated with store closings and asset impairments. General and administrative expenses decreased $1,307,000, or 19.6%, as the recording of a lump sum severance agreement and professional fees associated with the company's strategic plan were recorded in the prior year.

Interest expense decreased $123,000, or 9.5%, due to lower average borrowings under the line of credit agreement and a lower weighted average interest rate during the current period as compared to the same period last year.

The provision for income taxes declined $133,000, or 3.0%, as the effective tax rate decreased from 35.6% to 33.2% due to lower estimated state taxes as well as higher than expected tax credits.

Nine months ended May 31, 1999 compared to the nine months ended May 31, 1998
_____________________________________________________________________________

Sales decreased $2,543,000, or 0.7%, primarily due to the closing of five restaurants in fiscal 1998 and eight restaurants in fiscal 1999. This decline was partially offset by the addition of one new restaurant in fiscal 1999 and five in fiscal 1998. In addition, sales volumes at restaurants opened over one year increased approximately 1.0%.

Cost of food decreased $4,155,000, or 4.3%, primarily due to the savings associated with our conversion to a prime vendor program and the decline in sales. As a percentage of sales, food costs were lower versus the prior year due to various additional factors including increased drink sales from new self-serve drink counters and other sales mix changes, the impact of a new manager compensation plan which provides more of an incentive to improve margins at all sales volumes, and certain menu price increases. Although sales declined, payroll and related costs remained fairly flat due to higher hourly wage rates related to tight labor markets for entry-level employees. Occupancy and other operating expenses increased $2,049,000, or 1.8%, due to an increase in advertising expenditures, higher food-to-go packaging costs, and higher costs associated with the rollout of a new uniform program for all hourly employees. These increases were partially offset by fewer restaurants and lower depreciation expense associated with store closings and asset impairments. General and administrative expenses declined $59,000 or 0.3%.
The recording of a lump sum severance agreement and professional fees associated with the company's strategic plan which were recorded in the prior year were offset by higher corporate salaries and benefits associated with the addition of new positions to support the implementation of the company's strategic plan and costs relating to increased recruiting and training efforts for store management in the current year.

Interest expense decreased $202,000, or 5.3%, due to lower average borrowings under the line-of-credit agreement and a lower weighted average interest rate during the current period as compared to the same period last year.

The provision for income taxes decreased $460,000, or 3.9%. The effective tax rate decreased from 35.6% to 34.3% due to lower estimated state taxes and higher than expected tax credits.

The Year 2000
_____________

During 1998 the company, in the ordinary course of business, decided to migrate its information technology from internally developed systems to commercially available products. The decision was made for a variety of business reasons and the new systems are designed to provide the infrastructure to support corporate and restaurant-based systems. The newly implemented systems are Year 2000 compliant. The transition to the new technology was completed in January 1999. The company believes the Year 2000 will not pose significant operational problems for its computer systems. The cost of the Year 2000 project is estimated to be $200,000, primarily for services and costs of updating some existing software. The company has established a committee which initiated communications with various third parties with which it has significant relationships to determine their readiness with respect to the Year 2000 issue. These third parties include food and paper distributors, banks, and other entities. Based on responses received from these third parties, it appears that the Year 2000 issues are being addressed. The company has not been informed of significant Year 2000 issues by third parties with which it has material relationships. The company intends to continue communications and monitor Year 2000 concerns that might develop.

The company has obtained assurances that our primary food and paper distributors will have ample stock on hand should any secondary distributors experience unanticipated Year 2000 issues. Based on our findings and discussions with all significant vendors, the company believes the likelihood is remote that its vendors have not fully addressed the Year 2000 issues. However, despite the company's diligent preparation, some of its vendors may fail to perform effectively or may fail to timely or completely deliver products or services. In those circumstances, the company expects to be able to conduct normal business operations and to be able to obtain necessary products from alternative vendors, however, there would be some disruption which would have an adverse effect on the company's consolidated financial position, results of operations, and cash flows.

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




                        Part II - OTHER INFORMATION (continued)

Item 6.  Exhibits and Reports on Form 8-K

         (a)     Exhibits

        3(a) Certificate of Incorporation of Luby's, Inc., as currently in effect (filed as Exhibit 3(b) to the company's Quarterly Report on Form 10-Q for the quarter ended February 28, 1999, and incorporated herein by reference).

        3(b) Bylaws of Luby's, Inc. as currently in effect (filed as Exhibit 3(c) to the company's Quarterly Report on Form 10-Q for the quarter ended February 28, 1998, and incorporated herein by reference).

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

       10(q) Amendment to Luby's Cafeterias, Inc. Supplemental Executive Retirement Plan adopted May 21, 1999.

       10(r) Employment Agreement dated September 15, 1997, between Luby's Cafeterias, Inc. and Barry J.C. Parker (filed as Exhibit 10(u) to the company's Annual Report on Form 10-K for the fiscal year ended August 31, 1997, and incorporated herein by reference).

       10(s) Amendment dated January 8, 1999, to Employment Agreement between Luby's Cafeterias, Inc. and Barry J.C. Parker (filed as Exhibit 10(r) to the company's Quarterly Report on Form 10-Q for the quarter ended February 28, 1999, and incorporated herein by reference).

       10(t) Term Promissory Note of Barry J.C. Parker in favor of Luby's Cafeterias, Inc., dated November 10, 1997, in the original principal sum of $199,999.00 (filed as Exhibit 10(v) to the company's Annual Report on Form 10-K for the fiscal year ended August 31, 1997, and incorporated herein by reference).

       10(u) Stock Agreement dated November 10, 1997, between Barry J.C. Parker and Luby's Cafeterias, Inc. (filed as Exhibit 10(w) to the company's Annual Report on Form 10-K for the fiscal year ended August 31, 1997, and incorporated herein by reference).

       10(v) Luby's Cafeterias, Inc. Nonemployee Director Phantom Stock Plan adopted March 19, 1998 (filed as Exhibit 10(aa) to the company's Quarterly Report on Form 10-Q for the quarter ended February 28, 1998, and incorporated herein by reference).

       10(w) Salary Continuation Agreement dated May 14, 1998, between Luby's Cafeterias, Inc. and Sue Elliott (filed as
                 Exhibit 10(cc) to the company's Quarterly Report on Form 10-Q for the quarter ended May 31, 1998, and incorporated herein by reference).

       10(x) Salary Continuation Agreement dated June 1, 1998, between Luby's Cafeterias, Inc. and Alan M. Davis (filed as
                 Exhibit 10(dd) to the company's Quarterly Report on Form 10-Q for the quarter ended May 31, 1998, and incorporated herein by reference).

       10(y)     Luby's Incentive Stock Plan adopted October 16, 1998 (filed as
                 Exhibit 10(cc) to the company's Annual Report on Form 10-K for the fiscal year ended August 31, 1998, and incorporated herein by reference).

       10(z) Incentive Bonus Plan for Fiscal 1999 adopted October 16, 1998 (filed as Exhibit 10(dd) to the company's Annual Report on Form 10-K for the fiscal year ended August 31, 1998, and incorporated herein by reference).

       10(aa) Form of Change in Control Agreement entered into between Luby's, Inc. and Barry J.C. Parker, President and Chief Executive Officer, as of January 8, 1999 (filed as
                 Exhibit 10(z) to the company's Quarterly report on Form 10-Q for the quarter ended February 28, 1999, and incorporated herein by reference).

       10(bb) Form of Change in Control Agreement entered into between Luby's, Inc. and each of its Senior Vice Presidents as of January 8, 1999 (filed as Exhibit 10(aa) to the company's Quarterly Report on Form 10-Q for the quarter ended February 28, 1999, and incorporated herein by reference).

       10(cc)    Luby's, Inc. Deferred Compensation Plan effective June 1, 1999.

       11        Statement re computation of per share earnings.

       99(a) Corporate Governance Guidelines of Luby's Cafeterias, Inc. as amended January 7, 1999 (filed as Exhibit 99(a) to the company's Quarterly Report on Form 10-Q for the quarter ended February 28, 1999, and incorporated herein by reference).

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


LUBY'S, INC.
(Registrant)


    BARRY J.C. PARKER
By: _____________________________
    Barry J. C. Parker
    President and
    Chief Executive Officer


    LAURA M. BISHOP
By: _____________________________
    Laura M. Bishop
    Senior Vice President and
    Chief Financial Officer

Dated:  July 14, 1999




                                   EXHIBIT INDEX
   Number      Document                                                  Pages

     3(a) Certificate of Incorporation of Luby's, Inc., as currently in effect (filed as Exhibit 3(b) to the company's Quarterly Report on Form 10-Q for the quarter ended February 28, 1999, and incorporated herein by reference).

     3(b) Bylaws of Luby's, Inc. as currently in effect (filed as Exhibit 3(c) to the company's Quarterly Report on Form 10-Q for the quarter ended February 28, 1998, and incorporated herein by reference).

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

    10(q)      Amendment to Luby's Cafeterias, Inc. Supplemental
               Executive Retirement Plan adopted May 21, 1999.

    10(r) Employment Agreement dated September 15, 1997, between Luby's Cafeterias, Inc. and Barry J.C. Parker (filed as
               Exhibit 10(u) to the company's Annual Report on Form 10-K for the fiscal year ended August 31, 1997, and incorporated herein by reference).

    10(s) Amendment dated January 8, 1999, to Employment Agreement between Luby's Cafeterias, Inc. and Barry J.C. Parker (filed as Exhibit 10(r) to the company's Quarterly Report on Form 10-Q for the quarter ended February 28, 1999, and incorporated herein by reference).

    10(t) Term Promissory Note of Barry J.C. Parker in favor of Luby's Cafeterias, Inc., dated November 10, 1997, in the original principal sum of $199,999.00 (filed as Exhibit 10(v) to the company's Annual Report on Form 10-K for the fiscal year ended August 31, 1997, and incorporated herein by reference).

    10(u) Stock Agreement dated November 10, 1997, between Barry J.C. Parker and Luby's Cafeterias, Inc. (filed as Exhibit 10(w) to the company's Annual Report on Form 10-K for the fiscal year ended August 31, 1997, and incorporated herein by reference).

    10(v)      Luby's Cafeterias, Inc. Nonemployee Director Phantom
               Stock Plan adopted March 19, 1998 (filed as Exhibit 10(aa) to the company's Quarterly Report on Form 10-Q for the quarter ended February 28, 1998, and incorporated herein by reference).

    10(w) Salary Continuation Agreement dated May 14, 1998, between Luby's Cafeterias, Inc. and Sue Elliott (filed as
               Exhibit 10(cc) to the company's Quarterly Report on Form 10-Q for the quarter ended May 31, 1998, and incorporated herein by reference).

    10(x) Salary Continuation Agreement dated June 1, 1998, between Luby's Cafeterias, Inc. and Alan M. Davis (filed as
               Exhibit 10(dd) to the company's Quarterly Report on Form 10-Q for the quarter ended May 31, 1998, and incorporated herein by reference).

    10(y) Luby's Incentive Stock Plan adopted October 16, 1998 (filed as Exhibit 10(cc) to the company's Annual Report on Form 10-K for the fiscal year ended August 31, 1998, and incorporated herein by reference).

    10(z) Incentive Bonus Plan for Fiscal 1999 adopted October 16, 1998 (filed as Exhibit 10(dd) to the company's Annual Report on Form 10-K for the fiscal year ended August 31, 1998, and incorporated herein by reference).

    10(aa) Form of Change in Control Agreement entered into between Luby's, Inc. and Barry J.C. Parker, President and Chief Executive Officer, as of January 8, 1999 (filed as Exhibit 10(z) to the company's Quarterly report on Form 10-Q for the quarter ended February 28, 1999, and incorporated herein by reference).

    10(bb) Form of Change in Control Agreement entered into between Luby's, Inc. and each of its Senior Vice Presidents as of January 8, 1999 (filed as
               Exhibit 10(aa) to the company's Quarterly Report on Form 10-Q for the quarter ended February 28, 1999, and incorporated herein by reference).

    10(cc)     Luby's, Inc. Deferred Compensation Plan effective
               June 1, 1999.

    11         Statement re computation of per share earnings.

    99(a) Corporate Governance Guidelines of Luby's Cafeterias, Inc. as amended January 7, 1999 (filed as Exhibit 99(a) to the company's Quarterly Report on Form 10-Q for the quarter ended February 28, 1999, and incorporated herein by reference).