Form 10-K
period 1999-08-31
LUBYS CAFETERIAS INC
filed 1999-11-24
CIK 16099

FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C.   20549

(Mark One)

[X]              ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the fiscal year ended August 31, 1999
                                             OR

[ ]            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from _________________ to ______________________

Commission file number:  1-8308

                                LUBY'S, INC.
______________________________________________________________________________

             (Exact name of registrant as specified in its charter)

         Delaware                                     74-1335253

_________________________                ____________________________________
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the shares of Common Stock of the registrant held by non-affiliates of the registrant as of November 16, 1999, was approximately $256,515,000 (based upon the assumption that directors and officers are the only affiliates).

As of November 16, 1999, there were 22,420,375 shares of the registrant's Common Stock outstanding, exclusive of 4,982,692 treasury shares.

Portions of the following document are incorporated by reference into the designated parts of this Form 10-K: proxy statement relating to 2000 annual meeting of shareholders (in Part III).

Item 1.  Business.

     Luby's, Inc. (formerly, Luby's Cafeterias, Inc.) was originally incorporated in Texas in 1959 and was reincorporated in Delaware on December 31, 1991. The Company's executive offices are at 2211 Northeast Loop 410, P. O.
Box 33069, San Antonio, Texas 78265-3069.

     Luby's, Inc. was restructured into a holding company on February 1, 1997, at which time all of the operating assets were transferred to Luby's Restaurants Limited Partnership, a Texas limited partnership composed of two wholly owned indirect corporate subsidiaries of the Company. All restaurant operations are conducted by the partnership. Unless the context indicates otherwise, the word "Company" as used herein includes the partnership and the consolidated corporate subsidiaries of Luby's, Inc.

     The Company operates 226 cafeteria-style restaurants under the name "Luby's" located in close proximity to retail centers, business developments, and residential areas in Arizona, Arkansas, Florida, Louisiana, Mississippi, Missouri, New Mexico, Oklahoma, Tennessee, and Texas. Of the 226 restaurants operated by the Company, 136 are at locations owned by the Company and 90 are on leased premises.

Strategic Plan

     In 1998 the Company began implementation of a long-range strategic plan to improve its operations and enhance its future prospects. The plan involved the closing of 14 underperforming units, 12 of which were closed prior to the beginning of the current fiscal year. The plan also includes relocating several restaurants over the next few years, improving current store sales and profits, creating a more profitable business in markets outside of Texas, building new restaurants in smaller Texas markets, and building the food-to-go business. The Company is testing a variety of initiatives, including expanded beverage and menu offerings, breakfast, extended hours of operation, and the addition of drive-thru windows to selected restaurants.

     The Company's restaurants constructed prior to 1999 typically contain 9,000 to 10,500 square feet of floor space and seat 250 to 300 guests. The Company has redesigned its standard restaurant building to be more contemporary and more efficient and to appeal to a wider range of customers. The new prototype building, which contains 8,600 square feet of floor space and seats 214 guests, is now in use at five locations.

     The Company, as part of its strategic plan, has also developed a new prototype restaurant building for smaller markets which contains 6,000 square feet of floor space and seats 170 guests. One restaurant utilizing the small-market prototype is in operation, with several more scheduled to open later in the current fiscal year.

Marketing

     The Company's product strategy is to provide a wide variety of freshly cooked foods in an attractive and informal environment. The Company's research has shown that its products appeal to a broad range of value-oriented consumers with particular success among families with children, seniors, shoppers, and business people looking for a quick, homestyle meal at a reasonable price.

     During fiscal 1999 the Company spent approximately 2.4% of sales on marketing, including radio and television advertising and product-specific promotions. The marketing budget for fiscal 2000 is approximately 2.5% of sales, with most of the amount allocated to radio and television advertising.

Operations

     The Company's operations provide customers with a wide variety of great tasting food served cafeteria-style at reasonable prices. Food is prepared in small quantities throughout serving hours, and frequent quality checks are made. Each restaurant offers a broad and varied menu and normally serves 12 to 14 entrees, 12 to 14 vegetable dishes, 15 to 20 salads, and 18 to 20 desserts.

     The Company's restaurants cater primarily to shoppers and office or store personnel for lunch and to families for dinner. The Company's restaurants are open for lunch and dinner seven days a week. All of the restaurants sell take-out orders, and most of them have separate food-to-go entrances. Take-out orders accounted for approximately 12% of sales in fiscal 1999.

     During fiscal 1999 the Company tested the addition of drive-thru windows, and the results were a resounding success. By the end of fiscal 1999, 15 restaurants had drive-thrus, and the Company plans to remodel 45 to 50 of the existing restaurants to include drive-thrus and expanded food-to-go areas. The Company believes there is excellent potential for growth in the Company's food-to-go business.

     Each restaurant is operated as a separate unit under the control of a manager who has responsibility for day-to-day operations, including menu planning and personnel employment and supervision. Each restaurant manager is compensated on the basis of his or her restaurant's profits. Management believes that granting broad authority to its restaurant managers and compensating them on the basis of their performance are significant factors in the profitability of its restaurants. Of the 226 senior managers employed by the Company, 173 have been with the Company for more than ten years. Generally, an individual is employed for a period of seven to eight years before he or she is considered qualified to become a senior manager.

     In 1999 the Company implemented a centralized purchasing arrangement to obtain the economies of bulk purchasing and volume pricing for most of the food products used in the Company's restaurants. The arrangement involves a prime vendor for each of the Company's three major market segments. The Company believes that alternative sources of supply are readily available in the event the centralized purchasing arrangement is terminated.

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

     Quality control teams, each consisting of experienced cooks and a supervisor, help to maintain uniform standards of food preparation. The teams primarily assist in training new personnel during the opening of new restaurants. The teams also visit the restaurants periodically and work with the regular staffs to check adherence to the Company's recipes, train personnel in new techniques, and evaluate procedures for possible use throughout the Company.

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

     As of August 31, 1999, the Company had approximately 14,000 employees, consisting of 13,070 nonmanagement restaurant personnel; 800 restaurant managers, associate managers, and assistant managers; and 130 executive, administrative, and clerical personnel. Employee relations are considered to be good, and the Company has never had a strike or work stoppage. The Company is not subject to any collective bargaining agreements.

Expansion

     During the fiscal year ended August 31, 1999, the Company opened four new restaurants in Tulsa, Oklahoma, and Georgetown, Houston, and Seguin, Texas. One unit in Abilene, Texas, was relocated from a leased location to an owned site. Ten underperforming units were closed during the fiscal year.

     Since August 31, 1999, the Company has opened three new restaurants in Allen, Plano, and Garland, Texas. During fiscal 2000, the Company expects to relocate four restaurants and to open approximately 14 new restaurants, including the three already opened.

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

     The costs of opening new restaurants vary widely, depending on whether the facilities are to be leased or owned, and if owned, on site acquisition and construction costs. The Company estimates that in recent years it has cost $2,500,000 to $2,700,000 to construct, equip, and furnish a new restaurant in a freestanding building under normal conditions, including land acquisition costs. The approximate cost to finish out, equip, and furnish a new restaurant in a leased facility has ranged from $1,200,000 to $1,400,000. The Company anticipates that such costs will be slightly higher for its new large prototype due to higher real estate costs for prime sites and approximately 30% lower for its new small market prototype.

Waterstreet Joint Venture

     In January 1996 the Company announced a joint venture agreement with Waterstreet, Inc., a seafood restaurant company operating in Corpus Christi, Fort Worth and San Antonio, Texas. The agreement provides for the opening of up to five "Water Street Seafood Company" restaurants during the term of the joint venture. Four restaurants were opened by the joint venture, two of which were subsequently closed.

Service Marks

     The Company uses several service marks, including "Luby's," and believes that such marks are of material importance to its business. The Company has federal service mark registrations for several of such marks.

     The Company is not the sole user of the name "Luby's" in the restaurant business. One restaurant using the name "Luby's" and one restaurant using the name "Pat Luby's" are being operated in two different cities in Texas by two different owners not affiliated with the Company. The Company's legal counsel is of the opinion that the Company has the paramount right to use the name "Luby's" as a service mark in the restaurant business in the United States and that such other users can be precluded from expanding their use of the name as a service mark.

Competition and Other Factors

     The foodservice business is highly competitive, and there are numerous restaurants and other foodservice operations in each of the markets where the Company operates. The quality of the food served, in relation to its price, and public reputation are important factors in foodservice competition. Neither the Company nor any of its competitors has a significant share of the total market in any area in which the Company competes. The Company's primary competitors include contemporary family-style and casual dining restaurants, buffets, and quick-service restaurants in the home-meal-replacement category.

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

Forward-Looking Statements

     Certain statements made in this report are forward looking regarding cash flow from operations, restaurant openings, operating margins, capital requirements, the availability of acceptable real estate locations for new restaurants, and other matters. In addition, efforts to close, sell, or improve operating results of underperforming stores depend on many factors not within the Company's control such as the negotiation of settlements of existing lease obligations under acceptable terms, availability of qualified buyers for owned locations, and customer traffic. These forward-looking statements involve risks and uncertainties and, consequently, could be affected by general business conditions, the impact of competition, the success of operating initiatives, changes in cost and supply of food and labor, the seasonality of the Company's business, taxes, inflation, and governmental regulations, which could cause actual results to differ materially from current plans.

Item 2.  Properties.

The Company owns the underlying land and buildings in which 136 of its restaurants are located. In addition, the Company owns several restaurant sites being held for future development and several properties are held for sale.

     Of the 226 restaurants operated by the Company, 90 are at locations held under leases, including 52 in regional shopping malls. Most of the leases provide for a combination of fixed-dollar and percentage rentals. Most of the leases require the lessee to pay additional amounts related to property taxes, hazard insurance, and maintenance of common areas.

     See Notes 5 and 8 of Notes to Financial Statements for information concerning the Company's lease rental expenses, lease commitments, and construction commitments. Of the 90 restaurant leases, the current terms of 32 expire from 2000 to 2004, 25 from 2005 to 2009, and 33 thereafter. Seventy-two of the leases can be extended beyond their current terms at the Company's option.

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

     The towns and cities in which the Company's 226 restaurants are located are listed below, with numbers in parentheses indicating the number of units in each locale:

Arizona (12)
   Chandler (1)
   Glendale (1)
   Mesa (2)
   Peoria (1)
   Phoenix (4)
   Surprise (1)
   Tucson (2)

Arkansas (5)
   Fayetteville (1)
   Fort Smith (1)
   Little Rock (2)
   North Little Rock (1)

Florida (7)
   Clearwater (2)
   Pinellas Park (1)
   St. Petersburg (1)
   Sebring (1)
   Tampa (2)

Louisiana (2)
   Bossier City (1)
   Shreveport (1)

Mississippi (2)
   Hattiesburg (1)
   Meridian (1)

Missouri (2)
   Independence (1)
   Kansas City (1)

New Mexico (3)
   Albuquerque (1)
   Las Cruces (1)
   Santa Fe (1)

Oklahoma (9)
   Bartlesville (1)
   Broken Arrow (1)
   Oklahoma City (3)
   Shawnee (1)
   Tulsa (3)

Tennessee (11)
   Franklin (1)
   Memphis (4)
   Morristown (1)
   Murfreesboro (1)
   Nashville (3)
   Oak Ridge (1)

Texas (173)
   Abilene (2)
   Allen (1)
   Amarillo (2)
   Arlington (3)
   Austin (7)
   Baytown (1)
   Beaumont (1)
   Bedford (1)
   Bellmead (1)
   Brownsville (2)
   Bryan (1)
   Carrollton (1)
   College Station (1)
   Conroe (1)
   Corpus Christi (4)
   Dallas (11)
   Deer Park (1)
   Del Rio (1)
   Denton (1)
   DeSoto (1)
   Duncanville (1)
   El Paso (5)
   Fort Worth (8)
   Galveston (1)
   Garland (2)
   Georgetown (1)
   Grand Prairie (1)
   Grapevine (1)
   Greenville (1)
   Harlingen (2)
   Houston (32)
   Humble (1)
   Irving/Las Colinas (2)
   Jacinto City (1)
   Kerrville (1)
   Killeen (1)
   Kingwood (1)
   Lake Jackson (1)
   Laredo (2)
   Lewisville (1)
   Longview (1)
   Lubbock (1)
   Lufkin (1)
   McAllen (3)
   McKinney (1)
   Mesquite (3)
   Midland (1)
   Mission (1)
   New Braunfels (1)
   North Richland Hills (1)
   Odessa (1)
   Orange (1)
   Pasadena (1)
   Pharr (1)
   Plano (3)
   Port Arthur (2)
   Richardson (1)
   Rosenberg (1)
   Round Rock (1)
   San Angelo (1)
   San Antonio (21)
   San Marcos (1)
   Seguin (1)
   Sherman (1)
   Stafford (1)
   Sugar Land (1)
   Temple (1)
   Texarkana (1)
   The Woodlands (1)
   Tomball (1)
   Tyler (3)
   Victoria (1)
   Waco (1)
   Weslaco (1)

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

Item 4.  Submission of Matters to a Vote of Security Holders.

     No matter was submitted during the fourth quarter of the fiscal year ended August 31, 1999, to a vote of security holders of the Company.

Item 4A.  Executive Officers of the Registrant.

     Certain information is set forth below concerning the executive officers of the Company, each of whom has been elected to serve until the 2000 annual meeting of shareholders and until his or her successor is duly elected and qualified.

                          Served as
                           Officer       Positions with Company and
Name                        Since    Principal Occupation Last Five Years  Age
________________________  ________   ____________________________________  ___

David B. Daviss            1997       Chairman of the Board (since Oct.    63
                                      1997); Acting Chief Executive
                                      Officer (May-Oct. 1997); Director
                                      since 1984; Chairman of the
                                      Executive Committee and member of
                                      the Corporate Governance Committee;
                                      investor.

Barry J.C. Parker          1997       President, Chief Executive Officer,  52
                                      and Director (since Oct. 1997);
                                      member of the Executive Committee;
                                      Chairman of the Board, President,
                                      and Chief Executive Officer of
                                      County Seat Stores, Inc. (1989-1996);
                                      principal of Hoak Capital Corporation
                                      (1997).

Laura M. Bishop            1995       Senior Vice President and Chief       38
                                      Financial Officer (since Jan. 1997);
                                      Vice President-Finance (1996); Vice
                                      President-Financial Planning (1995);
                                      Director of Financial Planning
                                      (1993-1995).

Robert P. Burke            1996       Senior Vice President-Marketing       50
                                      (since Jan. 1997); Vice President-
                                      Marketing (1996); Vice President of
                                      Sales and Marketing, Pace Foods/
                                      Campbell Soup Company prior to 1996.

Alan M. Davis              1998       Senior Vice President-Real Estate     47
                                      Development (since May 1988); Vice
                                      President of Real Estate, Boston
                                      Chicken, Inc. and Boston Chicken
                                      Real Estate Investments, Inc.
                                      prior to May 1998.

Sue Elliott                1998       Senior Vice President-Human           49
                                      Resources (since May 1998); Vice
                                      President of Friday's Hospitality
                                      prior to May 1998.

Raymond C. Gabrysch        1988       Senior Vice President-Operations      48
                                      (since Sept. 1997); Senior Vice
                                      President-Human Resources (Jan.-
                                      Aug. 1997); Vice President-Human
                                      Resources (1996); Area Vice
                                      President prior to 1996.

Clyde C. Hays III          1985       Senior Vice President-Operations      48
                                      (since Jan. 1996); Vice President-
                                      Operations prior to 1996.

James R. Hale              1980       Secretary; Member of law firm of      70
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

      Fiscal Quarters                              Quarterly
      Ended                High        Low      Cash Dividend
      _________________   ______      ______    ______________

      November 30, 1997   $21.38      $18.88         $.20
      February 28, 1998    19.69       16.00          .20
      May 31, 1998         19.50       17.13          .20
      August 31, 1998      18.94       15.25          .20
      November 30, 1998    16.25       13.38          .20
      February 28, 1999    16.00       13.59          .20
      May 31, 1999         18.63       13.50          .20
      August 31, 1999      17.13       13.31          .20

     As of September 10, 1999, there were approximately 4,690 record holders of the Company's common stock.

Item 6.  Selected Financial Data.

Five-Year Summary of Operations
(Thousands of dollars except per share data)
Years ended August 31,
                                   1999       1998       1997       1996       1995
                                 ________   ________   ________   ________   ________

Sales                            $501,493   $508,871   $495,446   $450,128   $419,024

Costs and expenses:
 Cost of food                     122,418    129,126    121,287    110,008    103,611
 Payroll and related costs        154,817    155,152    146,940    124,333    113,952
 Occupancy and other operating
  expenses                        155,828    154,501    150,638    132,595    123,907
 General and administrative
  expenses                         22,031     22,061     19,451     20,217     18,672
 Provision for asset impairments
  and store closings                    -     36,852     12,432          -          -
                                 ________   ________   ________   ________   ________
                                  455,094    497,692    450,748    387,153    360,142
                                 ________   ________   ________   ________   ________

      Income from operations       46,399     11,179     44,698     62,975     58,882
                                 ________   ________   ________   ________   ________

Other income (expenses):
 Interest expense                  (4,761)    (5,078)    (4,037)    (2,130)    (1,749)
 Interest and other                 1,846      1,778      2,001      1,697      1,805
                                 ________   ________   ________   ________   ________
                                   (2,915)    (3,300)    (2,036)      (433)        56
                                 ________   ________   ________   ________   ________
      Income before income taxes   43,484      7,879     42,662     62,542     58,938

Provision for income taxes         14,871      2,798     14,215     23,334     21,923
                                 ________   ________   ________   ________   ________
      Net income                 $ 28,613   $  5,081   $ 28,447   $ 39,208   $ 37,015
                                 ________   ________   ________   ________   ________

Net income per common share -
 basic                           $   1.27   $   0.22   $   1.22   $   1.66   $   1.55
                                 ________   ________   ________   ________   ________

Net income per common share -
 assuming dilution               $   1.26   $   0.22   $   1.21   $   1.64   $   1.53
                                 ________   ________   ________   ________   ________

Cash dividend declared per common
 share                           $    .80   $    .80   $    .80   $    .74   $    .68
                                 ________   ________   ________   ________   ________

At year-end:
 Total assets                    $346,025   $339,041   $368,778   $335,290   $312,380
 Long-term debt                  $ 78,000   $ 73,000   $ 84,000   $ 41,000   $      -
Number of cafeterias                  223        229        229        204        187

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

During the last three years the Company has funded all capital expenditures from internally generated funds, cash equivalents, and long-term debt. Capital expenditures for fiscal 1999 were $38,699,000, a 49% increase from fiscal 1998. The increase in fiscal 1999 resulted in part from the opening of four new restaurants and six restaurants under construction at August 31, 1999, as compared to the opening of five new restaurants in fiscal 1998 and one restaurant under construction at August 31, 1998. As part of the Company's strategic initiative to expand into smaller Texas markets, included in the four new restaurants in fiscal 1999 is the Company's first small prototype restaurant. Fiscal 1999 capital expenditures also included approximately
$7 million relating to other strategic initiatives, primarily food-to-go expansions in several restaurants and new self-service drink stations and condiment stands in all restaurants. In addition, during fiscal 1999 the Company purchased ten sites as land held for future use compared to one in fiscal 1998.

Capital expenditures for fiscal 2000 are expected to approximate $60 million. Plans for fiscal 2000 include the opening of approximately 14 new restaurants and the relocation of four restaurants - 14 on sites owned by the Company and four on land held under long-term ground leases. As of August 31, 1999, the Company owned five undeveloped restaurant sites, and several land site acquisitions were in varying stages of negotiation. As part of the Company's strategic plan, fiscal 2000 capital expenditures also include approximately $16 million related to food-to-go expansions with the addition of drive-thrus and 10 to 15 remodels that will incorporate the Company's new updated design features. Construction costs for new restaurants, food-to-go expansions, and remodels are expected to be funded by cash flow from operations and long-term debt. The Company also anticipates that proceeds from property held for sale will partially offset future capital requirements.

The Company generated cash from operations of $55,274,000 in fiscal 1999. The Company had $78,000,000 outstanding at August 31, 1999, under a $125,000,000 credit facility with a syndication of four banks. At August 31, 1999, the Company had a working capital deficit of $39,748,000 which compares to the prior year's working capital deficit of $32,324,000. The working capital position declined during fiscal 1999 due primarily to the decrease in cash and cash equivalents of $3,474,000 and the increase in accounts payable of $7,204,000, partially offset by the decrease in accrued expenses and other liabilities. The Company typically carries current liabilities in excess of current assets because cash generated from operating activities is reinvested in capital expenditures.

The Board of Directors authorized the purchase in the open market of up to 1,000,000 shares of the Company's outstanding common stock through December 31, 1998. During fiscal 1999 the Company purchased 850,300 shares of its common stock at a cost of $12,919,000, which are being held as treasury stock.

The Company believes that funds generated from operations and short-term or long-term financing from external sources, which can be obtained on terms acceptable to the Company, are adequate for its foreseeable needs.

Results of Operations

Fiscal 1999 Compared to Fiscal 1998

Sales decreased $7,378,000, or 1%, due to the closing of ten restaurants in fiscal 1999 and five restaurants in fiscal 1998. This decrease was partially offset by the opening of four new restaurants during fiscal 1999 and five during fiscal 1998. The average sales volume for all restaurants that were open in both years increased slightly to $2,255,000 in fiscal 1999 from $2,253,000 in fiscal 1998.

Cost of food decreased $6,708,000, or 5%, due primarily to the savings associated with the consolidation of our purchasing under a prime vendor program and the decline in sales. As a percentage of sales, food costs were lower versus the prior year due to various additional factors including increased drink sales from new self-serve drink counters and other sales mix changes, the impact of a new manager compensation plan which provides more of an incentive to improve margins at all sales volumes, and certain menu price increases. Although total sales declined, payroll and related costs remained fairly flat due to higher hourly wage rates related to tight labor markets for entry-level employees. Occupancy and other operating expenses increased $1,327,000, or 1%, due to an increase in advertising expenditures, higher food-to-go packaging costs, and higher costs associated with the rollout of a new uniform program for all hourly employees. This increase was partially offset by fewer restaurants and lower depreciation expense associated with store closings and asset impairments. General and administrative expenses declined slightly due to the recording of a lump sum severance agreement and professional fees associated with the company's strategic plan recorded in the prior year which were offset by higher corporate salaries and benefits associated with the addition of new positions to support the implementation of the Company's strategic plan and costs relating to increased recruiting and training efforts for store management in the current year.

As part of its strategic planning efforts, the Company completed an assessment of underperforming restaurants and recorded a $36.9 million pretax charge during the fourth quarter of fiscal 1998 for stores to be closed, relocated, or impaired. As of August 31, 1999, the Company had closed 12 of the 14 restaurants designated for closure in 1998 and had relocated one of the 16 restaurants designated for relocation. Plans for the closing and relocation of the remaining restaurants are in different stages of negotiation and planning. At August 31, 1999 and 1998, the Company had a reserve for store closings of $5.1 million and $6.2 million, respectively, for settlement of lease obligations, professional fees, severance costs, and other costs related to the closings of restaurants. During 1999 and 1998 the Company charged $830,000 and $664,000, respectively, against these reserves for settlement of lease obligations, severance costs, and professional fees. Additionally, the Company reduced its liability by $275,000 in 1999, which is included in other income, as a result of a favorable change in management's estimate of lease settlement costs. See further discussion in Note 2 of the Consolidated Financial Statements.

Interest expense of $4,761,000 for fiscal 1999 was incurred in conjunction with borrowings under the credit facility and is net of $409,000 capitalized on qualifying properties. The decrease from fiscal 1998 of $317,000, or 6%, was due primarily to higher capitalized interest on qualifying properties as a result of more construction in the current period. The average borrowing rate was also slightly lower in fiscal 1999.

The provision for income taxes increased $12,073,000 due to higher income before income taxes. The Company's effective income tax rate decreased from 35.5% in fiscal 1998 to 34.2% in fiscal 1999 due primarily to higher than expected tax credits. The Company anticipates that the effective tax rate for fiscal 2000 will be approximately 35%.

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

The Year 2000

During 1998 the Company, in the ordinary course of business, decided to migrate its information technology from internally developed systems to commercially available products. This decision was made for a variety of business reasons, and the new systems are designed to provide the infrastructure to support corporate and restaurant-based systems. The newly implemented systems are Year 2000 compliant. The transition to the new technology was completed in January 1999. The Company believes the Year 2000 will not pose significant operational problems for its computer systems. The cost of the Year 2000 project is estimated to be $200,000, primarily for services and costs of updating some existing software. The Company has established a committee which initiated communications with various third parties with which it has significant relationships to determine their readiness with respect to the Year 2000 issue. These third parties include food and paper distributors, banks, and other entities. Based on responses received from these third parties, it appears that the Year 2000 issues are being addressed. The Company has not been informed of significant Year 2000 issues by third parties with which it has material relationships. The Company intends to continue communications and monitor Year 2000 concerns that might develop.

The Company has obtained assurances that our primary food and paper distributors will have ample stock on hand should any secondary distributors experience unanticipated Year 2000 issues. Based on our findings and discussions with all significant vendors, the Company believes the likelihood is remote that its vendors have not fully addressed the Year 2000 issues. However, despite the Company's diligent preparation, some of its vendors may fail to perform effectively or may fail to timely or completely deliver products or services. In those circumstances, the Company expects to be able to conduct normal business operations and to be able to obtain necessary products from alternative vendors; however, there would be some disruption which could have an adverse effect on the Company's consolidated financial position, results of operations, and cash flows.

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

Item 8.  Financial Statements and Supplementary Data.

                             LUBY'S, INC.
                          FINANCIAL STATEMENTS

                Years Ended August 31, 1999, 1998, and 1997
                   with Report of Independent Auditors

Report of Independent Auditors

The Board of Directors and Shareholders
Luby's, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of Luby's, Inc. and Subsidiaries at August 31, 1999 and 1998, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the three years in the period ended August 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Luby's, Inc. and Subsidiaries at August 31, 1999 and 1998, and the results of its operations and its cash flows for each of the three years in the period ended August 31, 1999, in conformity with generally accepted accounting principles.

                                               ERNST & YOUNG LLP
San Antonio, Texas
October 5, 1999

                                Luby's, Inc.
                          Consolidated Balance Sheets

                                                            August 31,
                                                        1999          1998
                                                      ________       _______
                                                      (Thousands of dollars)

Assets
Current assets:
 Cash and cash equivalents                            $    286       $  3,760
 Trade accounts and other receivables                      584            704
 Food and supply inventories                             3,686          5,072
 Prepaid expenses                                        4,552          4,375
 Deferred income taxes                                     956          1,201
                                                      ________       ________
Total current assets                                    10,064         15,112

Property held for sale                                  12,322         17,340

Investments and other assets:
 Land held for future use                                3,739          1,582
 Other assets                                            5,482          6,410
                                                      ________       ________
Total investments and other assets                       9,221          7,992

Property, plant, and equipment - at cost, less
 accumulated depreciation and amortization             314,418        298,597
                                                      ________       ________
Total assets                                          $346,025       $339,041
                                                      ________       ________

Liabilities and Shareholders' Equity
Current liabilities:
 Accounts payable                                     $ 19,686       $ 12,482
 Dividends payable                                       4,484          4,654
 Accrued expenses and other liabilities                 25,260         28,231
 Income taxes payable                                      382          2,069
                                                      ________       ________
Total current liabilities                               49,812         47,436

Long-term debt                                          78,000         73,000

Deferred income taxes and other credits                  9,942          7,019

Reserve for store closings                               5,067          6,172

Commitments and contingencies                                -              -

Shareholders' equity:
 Common stock, $.32 par value; authorized
  100,000,000 shares, issued 27,403,067 shares           8,769          8,769
 Paid-in capital                                        27,096         27,012
 Retained earnings                                     273,165        262,540
 Less cost of treasury stock, 4,982,692
  shares in 1999 and 4,132,392 shares in
  1998                                                (105,826)       (92,907)
                                                      ________       ________
Total shareholders' equity                             203,204        205,414
                                                      ________       ________

Total liabilities and shareholders' equity            $346,025       $339,041
                                                      ________       ________
See accompanying notes.

                                  Luby's, Inc.
                        Consolidated Statements of Income

                                              Years Ended August 31,
                                         1999           1998           1997
                                       ________       ________       ________
                                  (Thousands of dollars except per share data)

Sales                                 $501,493        $508,871        $495,446

Costs and expenses:
 Cost of food                          122,418         129,126         121,287
 Payroll and related costs             154,817         155,152         146,940
 Occupancy and other operating
  expenses                             155,828         154,501         150,638
 General and administrative expenses    22,031          22,061          19,451
 Provision for asset impairments
  and store closings                         -          36,852          12,432
                                      ________        ________        ________
                                       455,094         497,692         450,748
                                      ________        ________        ________
Income from operations                  46,399          11,179          44,698

Interest expense                        (4,761)         (5,078)         (4,037)

Other income, net                        1,846           1,778           2,001
                                      ________        ________        ________

Income before income taxes              43,484           7,879          42,662

Provision (benefit) for income taxes:
 Current                                11,558          15,515          17,616
 Deferred                                3,313         (12,717)         (3,401)
                                      ________        ________        ________
                                        14,871           2,798          14,215

                                      ________        ________        ________
Net income                            $ 28,613        $  5,081        $ 28,447

                                      ________        ________        ________
Net income per share - basic          $   1.27        $   0.22        $   1.22
                                      ________        ________        ________

Net income per share - assuming
 dilution                             $   1.26        $   0.22        $   1.21
                                      ________        ________        ________

See accompanying notes.


                                 Luby's, Inc.
                 Consolidated Statements of Shareholders' Equity

                                 Common Stock                                 Total
                           Issued           Treasury      Paid-In   Retained Shareholders'
                       Shares  Amount    Shares   Amount  Capital   Earnings  Equity
__________________________________________________________________________________________
                             (Amounts in thousands except per share data)
Balance at
 August 31, 1996       27,403  $8,769  (3,426) $ (77,415)   $26,945   $267,374 $225,673
Net income for the
 year                       -       -       -          -          -     28,447   28,447
Common stock issued
 under employee bene-
 fit plans, net of
 shares tendered in
 partial payment and
 including tax benefits     -       -     186      4,319          -     (1,027)   3,292
Cash dividends,
 $.80 per share             -       -       -          -          -    (18,654) (18,654)
Purchases of treasury
 stock                      -       -    (897)   (19,918)         -          -  (19,918)
                       ______  ______  ______     _______   _______    _______  _______
Balance at
 August 31, 1997       27,403   8,769  (4,137)   (93,014)    26,945    276,140  218,840
Net income for the
 year                       -       -       -          -          -      5,081    5,081
Common stock issued
 under employee bene-
 fit plans, net of
 shares tendered in
 partial payment and
 including tax benefits     -       -       5        107         67        (65)     109
Cash dividends,
 $.80 per share             -       -       -          -          -    (18,616) (18,616)
                       ______  ______  ______    _______    _______    _______  _______
Balance at
 August 31, 1998       27,403   8,769  (4,132)   (92,907)    27,012    262,540  205,414
Net income for the
 year                       -       -       -          -          -     28,613   28,613
Common stock issued
 under employee bene-
 fit plans, net of
 shares tendered in
 partial payment and
 including tax benefits     -       -       -          -         84          -       84
Cash dividends,
 $.80 per share             -       -       -          -          -    (17,988) (17,988)
Purchases of treasury
 stock                      -       -    (851)   (12,919)         -          -  (12,919)
                       ______  ______  ______    _______    _______   ________ ________
Balance at
 August 31, 1999       27,403  $8,769  (4,983) $(105,826)   $27,096   $273,165 $203,204
                       ______  ______  ______    _______    _______   ________ ________

See accompanying notes.

                                 Luby's, Inc.
                     Consolidated Statements of Cash Flows

                                               Years Ended August 31,
                                          1999          1998          1997
                                        ________      ________      ________
                                                (Thousands of dollars)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                              $28,613        $ 5,081      $ 28,447
Adjustments to reconcile net income
 to net cash provided by operating
 activities:
  Depreciation and amortization          20,025         21,121        20,196
  Provision for asset impairments
   and store closings                         -         36,852        12,132
  Gain on disposal of property
   held for sale                           (382)          (704)            -
  (Gain) loss on disposal of
   property, plant, and equipment            84            142          (110)
  Settlements associated with store
   closings                                (275)             -             -
                                       ________       ________       _______
Cash provided by operating
 activities before changes in
 operating assets and liabilities        48,065         62,492        60,665

Changes in operating assets and
 liabilities:
  (Increase) decrease in trade
   accounts and other receivables           120           (194)           31
  (Increase) decrease in food and
   supply inventories                     1,386           (565)           10
  Increase in prepaid expenses             (177)          (789)         (391)
 (Increase) decrease in other assets        912         (1,881)         (226)
  Increase (decrease )in accounts
   payable                                7,204         (1,102)          174
  Increase (decrease) in accrued
   expenses and other liabilities        (2,887)         3,260           817
  Decrease in income taxes payable       (1,687)          (337)          (48)
  Increase (decrease) in deferred
   income taxes and other credits         3,168        (12,263)       (3,664)
  Decrease in reserve for store
   closings                                (830)          (664)            -
                                        _______       ________      ________

Net cash provided by operating
 activities                              55,274         47,957        57,368

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from disposal of property
 held for sale                            5,850          4,888             -
Proceeds from disposal of property,
 plant, and equipment                       178             73         2,803
Purchases of land held for future use    (6,926)          (933)      (11,649)
Purchases of property, plant, and
 equipment                              (31,773)       (25,082)      (50,783)
                                        _______       ________      ________
Net cash used in investing
 activities                             (32,671)       (21,054)      (59,629)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common
 stock under stock option plan                -             42         2,878
Net borrowings (payments)
 under revolving credit agreement         5,000        (11,000)       43,000
Purchases of treasury stock             (12,919)             -       (21,077)
Dividends paid                          (18,158)       (18,615)      (18,797)
                                        _______        _______       _______
Net cash provided by
 (used in) financing activities         (26,077)       (29,573)        6,004
                                        _______        _______       _______
Net increase (decrease) in cash
 and cash equivalents                    (3,474)        (2,670)        3,743

Cash and cash equivalents at
 beginning of year                        3,760          6,430         2,687
                                       ________       ________      ________
Cash and cash equivalents at end
 of year                               $    286       $  3,760      $  6,430
                                       ________       ________      ________
See accompanying notes.

                               Luby's, Inc.
                 Notes to Consolidated Financial Statements
                      August 31, 1999, 1998, and 1997

1.  Nature of Operations and Significant Accounting Policies

Nature of Operations

Luby's, Inc. and Subsidiaries (the Company), based in San Antonio, Texas, owns and operates restaurants in the southern United States. As of August 31, 1999, the Company operated a total of 223 units. The Company locates its restaurants convenient to shopping and business developments as well as to residential areas. Accordingly, the restaurants cater primarily to shoppers and store and office personnel at lunch and to families at dinner.

Principles of Consolidation

Effective February 1, 1997, the Company was restructured into a holding company. The accompanying consolidated financial statements include the accounts of Luby's, Inc. and its wholly owned and majority-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

Long-Lived Assets

Impairment losses are recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amount. The Company evaluates impairments on a restaurant-by-restaurant basis and uses three or more years of negative cash flows as an indicator of impairment. Impairment losses are also recorded for long-lived assets that are expected to be disposed of.

Statement of Cash Flows

For purposes of the statement of cash flows, the Company considers all highly liquid financial instruments purchased with an original maturity of three months or less to be cash equivalents.

Preopening Expenses

New store preopening costs are expensed as incurred.

Advertising Expenses

Advertising costs are expensed as incurred. Advertising expense as a percentage of sales approximates 2.4% for fiscal year 1999 and 2.0% for fiscal years 1998 and 1997.

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

Earnings Per Share

During 1998 the Company adopted FAS Statement No. 128, "Earnings Per
Share" (FAS 128). FAS 128 replaced the previously reported primary and fully diluted earnings per share with basic and diluted earnings per share, respectively. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants, and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. Earnings per share amounts for all periods have been restated to conform to the requirements of FAS 128.

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

New Accounting Pronouncements

In June 1998 the Financial Accounting Standards Board issued Statement
No. 133, "Accounting for Derivative Instruments and Hedging Activities," which is required to be adopted in years beginning after June 15, 2000. Because of the Company's minimal use of derivatives, management does not anticipate that the adoption of the new statement will have a significant effect on earnings or the financial position of the Company.

2.  Impairment of Long-Lived Assets and Store Closings

In 1998 and 1997 the Company recorded a charge to operating costs of $36.9 million and $12.4 million, respectively, for asset impairments and store closings. In 1998 the charge related to the adoption of the Company's strategic plan which included the disposition or relocation of several restaurants that had not met management's financial return expectations, and led management to exit or scale down the Company's presence in certain markets and reevaluate the market potential of certain locations. The 1997 charge related to asset impairments that were recognized upon the initial adoption of FAS Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" (FAS 121).

The 1998 charge included $14.7 million for the closing of 14 underperforming restaurants, $10.7 million for the asset impairment and other costs of 16 restaurants which will be relocated to optimize their market potential, and $11.4 million for the write-down of certain restaurant properties the Company plans to continue to operate. Additionally, the Company revised its estimate of the net realizable value of surplus properties which the Company plans to sell, resulting in an additional write-down of $0.1 million. The 1997 charge included $4.6 million for the closing of four underperforming restaurants, $3.0 million for the write-down of certain properties which the Company planned to continue to operate, $2.1 million for the write-down of surplus properties the Company plans to sell, $1.4 million for the write-down of computer hardware which was replaced by a new point-of-sale system, and $1.3 million for various costs consisting primarily of the write-off of development costs of future sites the Company no longer intends to pursue. All charges were recorded in the provision for asset impairments and store closings.

Charges for the closing of the underperforming restaurants and the restaurants to be relocated include the write-down of property and equipment to net realizable value, costs to settle lease obligations, professional fees, and severance costs. For those assets the Company plans to continue to operate, the carrying values were written down to estimated future discounted cash flows or fully written off in the case of negative future cash flows. The surplus properties which the Company previously intended to use for future development are now being actively marketed and were written down to the lower of their carrying amount or estimated net realizable value.

At August 31, 1999 and 1998, the Company had a reserve for store closings of $5.1 million and $6.2 million, respectively, for settlement of lease obligations, professional fees, severance costs, and other costs related to the closings of restaurants. During 1999 and 1998 the Company charged
$830,000 and $664,000, respectively, against these reserves for settlement of lease obligations, severance costs, and professional fees. Additionally, the Company reduced its liability by $275,000 in 1999, which is included in other income, as a result of a favorable change in management's estimate of lease settlement costs. The Company expects to utilize the remaining reserves for lease and other costs associated with anticipated settlement agreements in 2000 and beyond.

As of August 31, 1999, the Company had closed 12 of the 14 restaurants designated for closure in 1998 and had relocated one of the 16 restaurants designated for relocation. Plans for the closing and relocation of the remaining restaurants are in different stages of negotiation and planning. Each of the four restaurants designated for closing in 1997 has been closed. As of August 31, 1999, the Company is responsible for minimum rent obligations of approximately $6,943,000 related to restaurants designated for closure, but lease termination settlements have not been completed.

The results of operations from the restaurants to be disposed of are not material.

3.  Property, Plant, and Equipment

The cost and accumulated depreciation of property, plant, and equipment at August 31, 1999 and 1998, together with the related estimated useful lives used in computing depreciation and amortization, are reflected below:

                                                                 Estimated
                                       1999         1998        Useful Lives
                                     ________     ________    _______________
                                     (Thousands of dollars)

Land                                 $ 75,446     $ 71,244                  -
Restaurant equipment and
 furnishings                          130,533      124,334      3 to 15 years
Buildings                             221,024      209,276     20 to 40 years
Leasehold and leasehold
 improvements                          42,727       41,314     Term of leases
Office furniture and equipment          9,599        4,759      5 to 10 years
Transportation equipment                  772          738            5 years
Construction in progress                7,812        3,846                  -
                                     ________     ________

                                      487,913      455,511

Less accumulated depreciation
 and amortization                     173,495      156,914
                                     ________     ________

                                     $314,418     $298,597
                                     ________     ________

Total interest expense incurred for 1999, 1998, and 1997 was $5,170,000, $5,354,000, and $5,066,000, respectively, which approximated the amount paid in each year. The amounts capitalized on qualifying properties in 1999, 1998, and 1997 were $409,000, $276,000, and $1,029,000, respectively.

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

During 1997 the Company increased the credit facility to $125 million, extended the agreement through June 30, 2002, and negotiated a facility fee of .085% on the total commitment. Additionally, the Company entered into two Interest Rate Protection Agreements (swaps) to fix the rate on a portion of the floating-rate debt outstanding under its revolving line of credit. The swaps are fixed-rate agreements in the notional amounts of $30 million and $15 million. Both swaps have an interest rate of 6.50% and a termination date of June 30, 2002. At August 31, 1999, these swaps were in a net unfavorable position of approximately $190,000.

As of August 31, 1999, the balance outstanding under the revolving credit agreement is $78,000,000 at an interest rate of 6.2%.

At August 31, 1999, letters of credit of approximately $8,652,000 have been issued as security for the payment of insurance obligations classified as accrued expenses on the balance sheets.

5.  Leases

The Company conducts part of its operations from facilities which are leased under noncancelable lease agreements. Most of the leases are for periods of ten to twenty-five years and provide for contingent rentals based on sales in excess of a base amount. Approximately 80% of the leases contain renewal options ranging from five to thirty years.

Annual future minimum lease payments under noncancelable operating leases as of August 31, 1999, are as follows:

Years ending August 31:                               (Thousands of dollars)
 2000                                                       $ 7,059
 2001                                                         6,579
 2002                                                         6,147
 2003                                                         6,010
 2004                                                         5,705
 Thereafter                                                  38,241
                                                            _______
Total minimum lease payments                                $69,741
                                                            _______

Total rent expense for operating leases for the years ended August 31, 1999, 1998, and 1997, was as follows:

                                       1999        1998           1997
                                     _______     ________       ________
                                          (Thousands of dollars)

Minimum rentals                      $7,052        $7,286        $6,884
Contingent rentals                      843           976           996
                                     ______        ______        ______

                                     $7,895        $8,262        $7,880
                                     ______        ______        ______

6.  Employee Benefit Plans and Agreements

Incentive Compensation

The Company has various incentive compensation plans covering officers and other key employees that are based upon the achievement of specified earnings goals and performance factors. Awards under the plans are payable in cash and/or in shares of common stock. Charges to expense for distributions under the plans amounted to $355,000, $658,000, and $-0- in 1999, 1998, and 1997,
respectively. During the year ended August 31, 1997, 4,790 shares of common stock were issued under the plans out of treasury stock.

Stock Option Plan

The Company has an Incentive Stock Plan (Stock Plan) to provide for market-based incentive awards, including stock options, stock appreciation rights, restricted stock, and performance share awards. Stock options may be granted at prices not less than 100% of fair market value at date of grant. Options granted to the participants of the plan are exercisable over staggered periods and expire, depending upon the type of grant, in five to ten years. The plan provides for various vesting methods, depending upon the category of personnel.

During 1999 the Company authorized 2,000,000 shares of the Company's common stock for the Stock Plan. Under the terms of the Stock Plan, including the 1999 authorization, nonqualified stock options, incentive stock options, and other types of awards for not more than 4,800,000 shares of the Company's common stock may be granted to eligible employees of the Company, including officers.

Following is a summary of activity in the stock option plan for the three years ended August 31, 1999, 1998, and 1997:

                              Weighted Average
                              Exercise Price Per
                               Share-Options      Options       Options
                                Outstanding      Outstanding    Exercisable
                              ________________   ___________  ___________

Balances - August 31, 1996          $20.48         936,747        703,099
Granted                              22.90          33,675              -
Became exercisable                       -               -        173,658
Canceled or expired                  21.55        (295,623)      (281,723)
Exercised                            17.80        (277,501)      (277,501)
                                                 _________      _________
Balances - August 31, 1997           21.76         397,298        317,533
Granted                              19.33         488,498              -
Became exercisable                       -               -         11,119
Canceled or expired                  22.63        (111,175)       (92,573)
Exercised                            16.25         (10,375)       (10,375)
                                                 _________      _________
Balances - August 31, 1998           20.17         764,246        225,704
Granted                              15.18       1,532,732              -
Became exercisable                       -               -        113,732
Canceled or expired                  19.49        (260,350)      (161,662)
Exercised                                -               -              -
                                                 _________      _________
Balances - August 31, 1999          $16.47       2,036,628        177,774
                                                 _________      _________

Exercise prices for options outstanding as of August 31, 1999, range from $13.94 to $23.75 per share. The weighted average remaining contractual life of these options is 5.2 years. The options exercisable as of August 31, 1999, have a weighted average exercise price of $20.59 per share.

At August 31, 1999 and 1998, the number of stock option shares available to be granted under the plans was 1,004,423 and 277,230 shares, respectively.

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

The weighted average fair value of the individual options granted during 1999, 1998, and 1997 is estimated as $3.00, $3.25, and $4.42, respectively, on the date of grant. The impact on net income is minimal; therefore, the pro forma disclosure requirements prescribed by FAS 123 are not significant to the Company. The fair values were determined using a Black-Scholes option pricing model with the following assumptions:

                                  1999          1998          1997
                                  ____          ____          ____

    Dividend yield                5.20%         4.40%         3.50%
    Volatility                     .19           .18           .14
    Risk-free interest rate       7.00%         7.00%         7.00%
    Expected life                 6.07          5.16          6.86

Deferred Compensation

The Company has a Supplemental Executive Retirement Plan (SERP) for key executives and officers. The SERP is a "target" benefit plan, with the annual lifetime benefit based upon a percentage of average salary during the final five years of service at age 65, offset by several sources of income including benefits payable under deferred compensation agreements, if applicable, the profit sharing plan, and Social Security. SERP benefits will be paid from the Company's assets. The net expense incurred for this plan for the years ended August 31, 1999, 1998, and 1997 was $150,000, $163,000,
and $120,000, respectively, and the unfunded accumulated benefit obligation as of August 31, 1999, 1998, and 1997 was approximately $564,000, $447,000, and $315,000, respectively.

During 1997 the Company established a voluntary 401(k) employee savings plan to provide substantially all salaried and hourly employees of the Company an opportunity to accumulate personal funds for their retirement. These contributions may be made on a before-tax basis to the plan. The Company does not match the participants' contributions to the plan.

During 1999 the Company established a nonqualified deferred compensation plan for highly compensated executives allowing deferral of a portion of their annual salary and up to 100% of bonuses before taxes. The Company does not match any deferral amounts and retains ownership of all assets until distributed. The liability under this deferred compensation plan at August 31, 1999, was approximately $39,000.

Profit Sharing

The Company has a profit sharing plan and retirement trust covering substantially all employees who have attained the age of 21 years and have completed one year of continuous service. The plan is administered by a corporate trustee, is a "qualified plan" under Section 401(a) of the Internal Revenue Code, and provides for the payment of the employee's vested portion of the plan upon retirement, termination, disability, or death. The plan is funded by contributions of a portion of the net earnings of the Company. The plan provides that for each fiscal year in which the Company's net income (before income taxes and before any contribution to the plan) meets certain minimum standards, the Company is obligated to contribute to the plan, at a minimum, an amount equal to a defined percentage of the participants' compensation. In no event will the required contribution exceed 10% of the Company's income before income taxes and before any contribution to the plan. At the discretion of the board of directors, the Company can make a greater contribution than required, subject to certain limitations. The Company's annual contribution to the plan amounted to $1,700,000, $1,800,000, and $1,500,000 for 1999, 1998, and 1997, respectively.

7.  Income Taxes

The tax effect of temporary differences results in deferred income tax assets and liabilities as of August 31 as follows:

                                                    1999          1998
                                                  ________    ___________
                                                   (Thousands of dollars)

Deferred tax assets:
   Workers' compensation insurance                $   956         $ 1,201
   Deferred compensation                              775             827
   Asset impairments and store closing reserves    14,523          16,135
                                                  _______         _______
     Total deferred tax assets                     16,254          18,163
Deferred tax liabilities:
   Amortization of capitalized interest               495             414
   Depreciation and amortization                   20,544          19,573
   Other                                            1,875           1,523
                                                  _______         _______
     Total deferred tax liabilities                22,914          21,510
                                                  _______         _______
Net deferred tax liability                        $ 6,660         $ 3,347
                                                  _______         _______

The reconciliation of the provision for income taxes to the expected income tax expense (computed using the statutory tax rate) is as follows:

                            1999              1998                1997
                      Amount     %      Amount      %       Amount        %
                      ______    ____    _______    ____     _______     ____
                     (Thousands of dollars and as a percent of pretax income)

Normally expected
 income tax expense  $15,219    35.0%    $2,758    35.0%    $14,932     35.0%

State income taxes       156      .4        114     1.4         745      1.7

Jobs tax credits        (155)    (.4)       (26)    (.3)       (101)     (.2)

Other differences       (349)    (.8)       (48)    (.6)     (1,361)    (3.2)
                      ______    ____    _______    ____     _______     ____

                     $14,871    34.2%    $2,798    35.5%    $14,215     33.3%
                      ______    ____    _______    ____     _______     ____

During 1997 the Company restructured into a holding company which effectively decreased future expected state taxes. The deferred tax assets and liabilities were reduced accordingly, and the effect on total income tax expense is included above with "Other differences."

Cash payments for income taxes for 1999, 1998, and 1997 were $13,245,000, $15,852,000, and $17,664,000, respectively.

8.  Commitments and Contingencies

At August 31, 1999, the Company had six restaurants and several restaurant remodels under construction. The aggregate unexpended cost under the construction contracts was approximately $3,450,000.

The Company has guaranteed loan balances outstanding at August 31, 1999, of $1,867,000 relating to purchases of Company stock made by officers of the Company under an officer loan program. Under the program, shares were purchased by officers; and funding, if necessary, was obtained from an unrelated third party.

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

The Board of Directors periodically authorizes the purchase in the open market of shares of the Company's outstanding common stock. Under such authorizations, the Company purchased 850,300, -0-, and 897,500 shares of its common stock at a cost of $12,919,000, $-0-, and $19,918,000 during 1999,
1998, and 1997, respectively, which are being held as treasury stock.

10.  Per Share Information

A reconciliation of the numerators and denominators of basic earnings per share and diluted earnings per share for the years ended August 31, 1999, 1998, and 1997, is shown in the table below.

                                                August 31,
                                         1999       1998         1997
                                       ________  __________  __________
                                 (Thousands of dollars except per share data)

Numerator:
  Net income                           $28,613     $ 5,081      $28,447
                                       ________  __________  __________
Denominator for basic earnings
  per share -
  weighted average shares               22,614      23,270       23,406
Effect of dilutive securities:
  Employee stock options                    23           2           19
                                       ________  __________  __________
Denominator for earnings -
  per share - assuming
  dilution - adjusted
  weighted average shares               22,637      23,272       23,425
                                       ________  __________  __________

Net income per share - basic           $  1.27     $  0.22      $  1.22

Net income per share - assuming
  dilution                             $  1.26     $  0.22      $  1.21
                                       ________  __________  __________

11.  Accrued Expenses and Other Liabilities

Accrued expenses and other liabilities at August 31 consist of:

                                               1999             1998
                                              _______          _______
                                               (Thousands of dollars)

Salaries and bonuses                          $ 6,815          $ 7,520
Rent                                              702              748
Taxes, other than income                        6,428            6,928
Profit sharing plan                             1,713            1,864
Insurance                                       9,134           10,482
Other                                             468              689
                                              _______          _______
                                              $25,260          $28,231
                                              _______          _______

12.  Quarterly Financial Information (Unaudited)

The following is a summary of quarterly unaudited financial information for 1999 and 1998:

                                         Three Months Ended
                           November 30,  February 28,   May 31,    August 31,
                              1998          1999         1999        1999
                           ________      ________     ________     _________
                             (Thousands of dollars except per share data)

Sales                      $125,708      $123,771     $127,084     $124,930
Gross profit                 53,790        57,214       58,435       54,819
Net income                    5,672         7,219        8,776        6,946
Net income per share            .25           .32          .39          .31

                                         Three Months Ended
                           November 30,  February 28,   May 31,    August 31,
                              1997          1998         1998        1998
                           ________      ________     ________     _________
                             (Thousands of dollars except per share data)

Sales                      $124,672      $123,204     $131,230     $129,765
Gross profit                 53,505        54,913       59,314       56,861
Net income (loss)             6,207         6,941        8,147      (16,214)*
Net income (loss) per
  share                         .27           .30          .35         (.70)*

*See Note 2 for discussion of charges recorded during the fourth quarter of 1998.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

     Not applicable.
                                    PART III

Item 10. Directors and Executive Officers of the Registrant.

     There is incorporated in this Item 10 by reference that portion of the Company's definitive proxy statement for the 2000 annual meeting of Shareholders appearing therein under the captions "Election of Directors," "Information Concerning Directors and Committees," and "Certain Relationships and Related Transactions." See also the information in Item 4A of Part I of this Report.

Item 11. Executive Compensation.

     There is incorporated in this Item 11 by reference that portion of the Company's definitive proxy statement for the 2000 annual meeting of shareholders appearing therein under the captions "Executive Compensation," "Deferred Compensation," "Certain Relationships and Related Transactions," and "Compensation of Chief Executive Officer."

Item 12. Security Ownership of Certain Beneficial Owners and
         Management.

     There is incorporated in this Item 12 by reference that portion of the Company's definitive proxy statement for the 2000 annual meeting of Shareholders appearing therein under the captions "Principal Shareholders" and "Management Shareholders."

Item 13. Certain Relationships and Related Transactions.

     There is incorporated in this Item 13 by reference that portion of the Company's definitive proxy statement for the 2000 annual meeting of shareholders appearing therein under the caption "Certain Relationships and Related Transactions."
                                  PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

     (a) Documents.

     1. Financial Statements

     The following financial statements are filed as part of this Report:

     Consolidated balance sheets at August 31, 1999 and 1998

     Consolidated statements of income for each of the three years in the period ended August 31, 1999

     Consolidated statements of shareholders' equity for each of the three years in the period ended August 31, 1999

     Consolidated statements of cash flows for each of the three years in the period ended August 31, 1999

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

     3. Exhibits

     The following exhibits are filed as a part of this Report:

    3(a) Certificate of Incorporation of Luby's, Inc., as currently in effect (filed as Exhibit 3(b) to the Company's Quarterly Report on
           Form 10-Q for the quarter ended May 31, 1999, and incorporated herein by reference).

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

   10(a) Form of Deferred Compensation Agreement entered into between Luby's Cafeterias, Inc. and various officers (filed as Exhibit 10(b) to the Company's Annual Report on Form 10-K for the fiscal year ended August 31, 1981, and incorporated herein by reference).*

   10(b) Form of Amendment to Deferred Compensation Agreement between Luby's Cafeterias, Inc. and various officers and former officers adopted January 14, 1997 (filed as Exhibit 10(b) to the Company's Quarterly Report on Form 10-Q for the quarter ended February 28, 1997, and incorporated herein by reference).*

   10(c) Luby's Cafeterias, Inc. Incentive Bonus Plan for Fiscal 1998 adopted January 9, 1998 (filed as Exhibit 10(g) to the Company's Quarterly Report on Form 10-Q for the quarter ended February 28, 1998, and incorporated herein by reference).*

   10(d) Performance Unit Plan of Luby's Cafeterias, Inc. approved by the shareholders January 12, 1984 (filed as Exhibit 10(f) to the Company's Annual Report on Form 10-K for the fiscal year ended August 31, 1984, and incorporated herein by reference).*

   10(e) Amendment to Performance Unit Plan of Luby's Cafeterias, Inc. adopted January 14, 1997 (filed as Exhibit 10(h) to the Company's Quarterly Report on Form 10-Q for the quarter ended February 28, 1997, and incorporated herein by reference).*

   10(f)   Management Incentive Stock Plan of Luby's Cafeterias, Inc. (filed as
           Exhibit 10(i) to the Company's Annual Report on Form 10-K for the fiscal year ended August 31, 1989, and incorporated herein by reference).*

   10(g) Amendment to Management Incentive Stock Plan of Luby's Cafeterias, Inc. adopted January 14, 1997 (filed as Exhibit 10(k) to the Company's Quarterly Report on Form 10-Q for the quarter ended February 28, 1997, and incorporated herein by reference).*

   10(h) Nonemployee Director Deferred Compensation Plan of Luby's Cafeterias, Inc. adopted October 27, 1994 (filed as Exhibit 10(g) to the Company's Quarterly Report on Form 10-Q for the quarter ended November 30, 1994, and incorporated herein by reference).*

   10(i) Amendment to Nonemployee Director Deferred Compensation Plan of Luby's Cafeterias, Inc. adopted January 14, 1997 (filed as
           Exhibit 10(m) to the Company's Quarterly Report on Form 10-Q for the quarter ended February 28, 1997, and incorporated herein by reference).*

   10(j) Amendment to Nonemployee Director Deferred Compensation Plan of Luby's Cafeterias, Inc. adopted March 19, 1998 (filed as
           Exhibit 10(o) to the Company's Quarterly Report on Form 10-Q for the quarter ended February 28, 1998, and incorporated herein by reference).*

   10(k) Nonemployee Director Stock Option Plan of Luby's Cafeterias, Inc. approved by the shareholders January 13, 1995 (filed as Exhibit 10(h) to the Company's Quarterly Report on Form 10-Q for the quarter ended February 28, 1995, and incorporated herein by reference).*

   10(l) Amendment to Nonemployee Director Stock Option Plan of Luby's Cafeterias, Inc. adopted January 14, 1997 (filed as Exhibit 10(o) to the Company's Quarterly Report on Form 10-Q for the quarter ended February 28, 1997, and incorporated herein by reference).*

   10(m) Employment Contract dated January 12, 1996, between Luby's Cafeterias, Inc. and John B. Lahourcade (filed as Exhibit 10(i) to the Company's Quarterly Report on Form 10-Q for the quarter ended February 29, 1996, and incorporated herein by reference).*

   10(n) Luby's Cafeterias, Inc. Supplemental Executive Retirement Plan dated May 30, 1996 (filed as Exhibit 10(j) to the Company's Annual Report on Form 10-K for the fiscal year ended August 31, 1996, and incorporated herein by reference).*

   10(o) Amendment to Luby's Cafeterias, Inc. Supplemental Executive Retirement Plan adopted January 14, 1997 (filed as Exhibit 10(r) to the Company's Quarterly Report on Form 10-Q for the quarter ended February 28, 1997, and incorporated herein by reference).*

   10(p) Amendment to Luby's Cafeterias, Inc. Supplemental Executive Retirement Plan adopted January 9, 1998 (filed as Exhibit 10(u) to the Company's Quarterly Report on Form 10-Q for the quarter ended February 28, 1998, and incorporated herein by reference).*

   10(q) Employment Agreement dated September 15, 1997, between Luby's Cafeterias, Inc. and Barry J.C. Parker (filed as Exhibit 10(u) to the Company's Annual Report on Form 10-K for the fiscal year ended August 31, 1997, and incorporated herein by reference).*

   10(r) Amendment dated January 8, 1999, to Employment Agreement between Luby's Cafeterias, Inc. and Barry J.C. Parker (filed as
           Exhibit 10(r) to the Company's Quarterly Report on Form 10-Q for the quarter ended May 31, 1999, and incorporated herein by reference).*

   10(s) Amendment dated October 15, 1999, to Employment Agreement between Luby's, Inc., and Barry J.C. Parker.*

   10(t) Term Promissory Note of Barry J.C. Parker in favor of Luby's Cafeterias, Inc., dated November 10, 1997, in the original principal sum of $199,999.00 (filed as Exhibit 10(v) to the Company's Annual Report on Form 10-K for the fiscal year ended August 31, 1997, and incorporated herein by reference).*

   10(u) Stock Agreement dated November 10, 1997, between Barry J.C. Parker and Luby's Cafeterias, Inc. (filed as Exhibit 10(w) to the Company's Annual Report on Form 10-K for the fiscal year ended August 31, 1997, and incorporated herein by reference).*

   10(v) Luby's Cafeterias, Inc. Nonemployee Director Phantom Stock Plan adopted March 19, 1998 (filed as Exhibit 10(aa) to the Company's Quarterly Report on Form 10-Q for the quarter ended February 28, 1998, and incorporated herein by reference).*

   10(w) Salary Continuation Agreement dated May 14, 1998, between Luby's Cafeterias, Inc. and Sue Elliott (filed as Exhibit 10(cc) to the Company's Quarterly Report on Form 10-Q for the quarter ended May 31, 1998, and incorporated herein by reference).*

   10(x) Salary Continuation Agreement dated June 1, 1998, between Luby's Cafeterias, Inc. and Alan M. Davis (filed as Exhibit 10(dd) to the Company's Quarterly Report on Form 10-Q for the quarter ended
           May 31, 1998, and incorporated herein by reference).*

   10(y)   Luby's Incentive Stock Plan adopted October 16, 1998 (filed as
           Exhibit 10(cc) to the Company's Annual Report on Form 10-K for the fiscal year ended August 31, 1998, and incorporated herein by reference).*

   10(z) Incentive Bonus Plan for Fiscal 1999 adopted October 16, 1998 (filed as Exhibit 10(dd) to the Company's Annual Report on Form 10-K for the fiscal year ended August 31, 1998, and incorporated herein by reference).*

   10(aa) Form of Change in Control Agreement entered into between Luby's, Inc., and Barry J.C. Parker, President and Chief Executive Officer, as of January 8, 1999 (filed as Exhibit 10(z) to the Company's Quarterly Report on Form 10-Q for the quarter ended May 31, 1999, and incorporated herein by reference).*

   10(bb) Form of Change in Control Agreement entered into between Luby's, Inc., and each of its Senior Vice Presidents as of January 8, 1999 (filed as Exhibit 10(aa) to the Company's Quarterly Report on
           Form 10-Q for the quarter ended May 31, 1999, and incorporated herein by reference).*

   10(cc) Luby's, Inc. Deferred Compensation Plan effective June 1, 1999 (filed as Exhibit 10(cc) to the Company's Quarterly Report on Form 10-Q for the quarter ended May 31, 1999, and incorporated herein by reference).

   10(dd)  Luby's, Inc. Incentive Bonus Plan for Fiscal 2000.*

   11      Statement re computation of per share earnings.

   21 Subsidiaries of Luby's, Inc. (filed as Exhibit 21 to the Company's Annual Report on Form 10-K for the fiscal year ended August 31, 1998, and incorporated herein by reference).

   27      Financial Data Schedule.

   99(a) Corporate Governance Guidelines of Luby's Cafeterias, Inc., as amended January 7, 1999 (filed as Exhibit 99(a) to the Company's Quarterly Report on Form 10-Q for the quarter ended May 31, 1999, and incorporated herein by reference).

   99(b)   Consent of Ernst & Young LLP.

*Denotes management contract or compensatory plan or arrangement.

    (b)  Reports on Form 8-K.

     No reports on Form 8-K have been filed during the last quarter of the period covered by this Report.

                                SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  November 24, 1999                  LUBY'S, INC.
                                          (Registrant)


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

Signature and Date                           Name and Title
__________________                           __________________________

DAVID B. DAVISS                              David B. Daviss, Chairman
_______________________________              of the Board
November 24, 1999

BARRY J.C. PARKER                            Barry J.C. Parker, President,
_______________________________              Chief Executive Officer,
November 24, 1999                            and Director

LAURA M. BISHOP                              Laura M. Bishop, Senior Vice
________________________________             President and Chief Financial
November 24, 1999                            Officer

PAULA Y. GOLD-WILLIAMS                       Paula Gold-Williams, Controller
________________________________
November 24, 1999

RONALD K. CALGAARD                           Ronald K. Calgaard, Director
________________________________
November 24, 1999

LAURO F. CAVAZOS                             Lauro F. Cavazos, Director
________________________________
November 24, 1999

JUDITH B. CRAVEN                             Judith B. Craven, Director
________________________________
November 24, 1999

ARTHUR R. EMERSON                            Arthur R. Emerson, Director
________________________________
November 24, 1999

ROGER R. HEMMINGHAUS                         Roger R. Hemminghaus, Director
________________________________
November 24, 1999

JOHN B. LAHOURCADE                           John B. Lahourcade, Director
________________________________
November 24, 1999

WALTER J. SALMON                             Walter J. Salmon, Director
________________________________
November 24, 1999

GEORGE H. WENGLEIN                           George H. Wenglein, Director
________________________________
November 24, 1999

JOANNE WINIK                                 Joanne Winik, Director
________________________________
November 24, 1999

                              EXHIBIT INDEX

   Exhibit

    3(a) Certificate of Incorporation of Luby's, Inc., as currently in effect (filed as Exhibit 3(b) to the Company's Quarterly Report on
           Form 10-Q for the quarter ended May 31, 1999, and incorporated herein by reference).

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

   10(a) Form of Deferred Compensation Agreement entered into between Luby's Cafeterias, Inc. and various officers (filed as Exhibit 10(b) to the Company's Annual Report on Form 10-K for the fiscal year ended August 31, 1981, and incorporated herein by reference).*

   10(b) Form of Amendment to Deferred Compensation Agreement between Luby's Cafeterias, Inc. and various officers and former officers adopted January 14, 1997 (filed as Exhibit 10(b) to the Company's Quarterly Report on Form 10-Q for the quarter ended February 28, 1997, and incorporated herein by reference).*

   10(c) Luby's Cafeterias, Inc. Incentive Bonus Plan for Fiscal 1998 adopted January 9, 1998 (filed as Exhibit 10(g) to the Company's Quarterly Report on Form 10-Q for the quarter ended February 28, 1998, and incorporated herein by reference).*

   10(d) Performance Unit Plan of Luby's Cafeterias, Inc. approved by the shareholders January 12, 1984 (filed as Exhibit 10(f) to the Company's Annual Report on Form 10-K for the fiscal year ended August 31, 1984, and incorporated herein by reference).*

   10(e) Amendment to Performance Unit Plan of Luby's Cafeterias, Inc. adopted January 14, 1997 (filed as Exhibit 10(h) to the Company's Quarterly Report on Form 10-Q for the quarter ended February 28, 1997, and incorporated herein by reference).*

   10(f)   Management Incentive Stock Plan of Luby's Cafeterias, Inc. (filed as
           Exhibit 10(i) to the Company's Annual Report on Form 10-K for the fiscal year ended August 31, 1989, and incorporated herein by reference).*

   10(g) Amendment to Management Incentive Stock Plan of Luby's Cafeterias, Inc. adopted January 14, 1997 (filed as Exhibit 10(k) to the Company's Quarterly Report on Form 10-Q for the quarter ended February 28, 1997, and incorporated herein by reference).*

   10(h) Nonemployee Director Deferred Compensation Plan of Luby's Cafeterias, Inc. adopted October 27, 1994 (filed as Exhibit 10(g) to the Company's Quarterly Report on Form 10-Q for the quarter ended November 30, 1994, and incorporated herein by reference).*

   10(i) Amendment to Nonemployee Director Deferred Compensation Plan of Luby's Cafeterias, Inc. adopted January 14, 1997 (filed as
           Exhibit 10(m) to the Company's Quarterly Report on Form 10-Q for the quarter ended February 28, 1997, and incorporated herein by reference).*

   10(j) Amendment to Nonemployee Director Deferred Compensation Plan of Luby's Cafeterias, Inc. adopted March 19, 1998 (filed as
           Exhibit 10(o) to the Company's Quarterly Report on Form 10-Q for the quarter ended February 28, 1998, and incorporated herein by reference).*

   10(k) Nonemployee Director Stock Option Plan of Luby's Cafeterias, Inc. approved by the shareholders January 13, 1995 (filed as Exhibit 10(h) to the Company's Quarterly Report on Form 10-Q for the quarter ended February 28, 1995, and incorporated herein by reference).*

   10(l) Amendment to Nonemployee Director Stock Option Plan of Luby's Cafeterias, Inc. adopted January 14, 1997 (filed as Exhibit 10(o) to the Company's Quarterly Report on Form 10-Q for the quarter ended February 28, 1997, and incorporated herein by reference).*

   10(m) Employment Contract dated January 12, 1996, between Luby's Cafeterias, Inc. and John B. Lahourcade (filed as Exhibit 10(i) to the Company's Quarterly Report on Form 10-Q for the quarter ended February 29, 1996, and incorporated herein by reference).*

   10(n) Luby's Cafeterias, Inc. Supplemental Executive Retirement Plan dated May 30, 1996 (filed as Exhibit 10(j) to the Company's Annual Report on Form 10-K for the fiscal year ended August 31, 1996, and incorporated herein by reference).*

   10(o) Amendment to Luby's Cafeterias, Inc. Supplemental Executive Retirement Plan adopted January 14, 1997 (filed as Exhibit 10(r) to the Company's Quarterly Report on Form 10-Q for the quarter ended February 28, 1997, and incorporated herein by reference).*

   10(p) Amendment to Luby's Cafeterias, Inc. Supplemental Executive Retirement Plan adopted January 9, 1998 (filed as Exhibit 10(u) to the Company's Quarterly Report on Form 10-Q for the quarter ended February 28, 1998, and incorporated herein by reference).*

   10(q) Employment Agreement dated September 15, 1997, between Luby's Cafeterias, Inc. and Barry J.C. Parker (filed as Exhibit 10(u) to the Company's Annual Report on Form 10-K for the fiscal year ended August 31, 1997, and incorporated herein by reference).*

   10(r) Amendment dated January 8, 1999, to Employment Agreement between Luby's Cafeterias, Inc. and Barry J.C. Parker (filed as
           Exhibit 10(r) to the Company's Quarterly Report on Form 10-Q for the quarter ended May 31, 1999, and incorporated herein by reference).*

   10(s) Amendment dated October 15, 1999, to Employment Agreement between Luby's, Inc., and Barry J.C. Parker.*

   10(t) Term Promissory Note of Barry J.C. Parker in favor of Luby's Cafeterias, Inc., dated November 10, 1997, in the original principal sum of $199,999.00 (filed as Exhibit 10(v) to the Company's Annual Report on Form 10-K for the fiscal year ended August 31, 1997, and incorporated herein by reference).*

   10(u) Stock Agreement dated November 10, 1997, between Barry J.C. Parker and Luby's Cafeterias, Inc. (filed as Exhibit 10(w) to the Company's Annual Report on Form 10-K for the fiscal year ended August 31, 1997, and incorporated herein by reference).*

   10(v) Luby's Cafeterias, Inc. Nonemployee Director Phantom Stock Plan adopted March 19, 1998 (filed as Exhibit 10(aa) to the Company's Quarterly Report on Form 10-Q for the quarter ended February 28, 1998, and incorporated herein by reference).*

   10(w) Salary Continuation Agreement dated May 14, 1998, between Luby's Cafeterias, Inc. and Sue Elliott (filed as Exhibit 10(cc) to the Company's Quarterly Report on Form 10-Q for the quarter ended May 31, 1998, and incorporated herein by reference).*

   10(x) Salary Continuation Agreement dated June 1, 1998, between Luby's Cafeterias, Inc. and Alan M. Davis (filed as Exhibit 10(dd) to the Company's Quarterly Report on Form 10-Q for the quarter ended
           May 31, 1998, and incorporated herein by reference).*

   10(y)   Luby's Incentive Stock Plan adopted October 16, 1998 (filed as
           Exhibit 10(cc) to the Company's Annual Report on Form 10-K for the fiscal year ended August 31, 1998, and incorporated herein by reference).*

   10(z) Incentive Bonus Plan for Fiscal 1999 adopted October 16, 1998 (filed as Exhibit 10(dd) to the Company's Annual Report on Form 10-K for the fiscal year ended August 31, 1998, and incorporated herein by reference).*

   10(aa) Form of Change in Control Agreement entered into between Luby's, Inc., and Barry J.C. Parker, President and Chief Executive Officer, as of January 8, 1999 (filed as Exhibit 10(z) to the Company's Quarterly Report on Form 10-Q for the quarter ended May 31, 1999, and incorporated herein by reference).*

   10(bb) Form of Change in Control Agreement entered into between Luby's, Inc., and each of its Senior Vice Presidents as of January 8, 1999 (filed as Exhibit 10(aa) to the Company's Quarterly Report on
           Form 10-Q for the quarter ended May 31, 1999, and incorporated herein by reference).*

   10(cc) Luby's, Inc. Deferred Compensation Plan effective June 1, 1999 (filed as Exhibit 10(cc) to the Company's Quarterly Report on Form 10-Q for the quarter ended May 31, 1999, and incorporated herein by reference).

   10(dd)  Luby's, Inc. Incentive Bonus Plan for Fiscal 2000.*

   11      Statement re computation of per share earnings.

   21 Subsidiaries of Luby's, Inc. (filed as Exhibit 21 to the Company's Annual Report on Form 10-K for the fiscal year ended August 31, 1998, and incorporated herein by reference).

   27      Financial Data Schedule.

   99(a) Corporate Governance Guidelines of Luby's Cafeterias, Inc., as amended January 7, 1999 (filed as Exhibit 99(a) to the Company's Quarterly Report on Form 10-Q for the quarter ended May 31, 1999, and incorporated herein by reference).

   99(b)   Consent of Ernst & Young LLP.

*Denotes management contract or compensatory plan or arrangement.