Form 10-Q
period 1999-11-30
LUBYS CAFETERIAS INC
filed 2000-01-11
CIK 16099

FORM 10-Q

                     SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549

(Mark One)

[x]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 1999

OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________________ to _______________________

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

        Common Stock: 22,420,375 shares outstanding as of November 30, 1999 (exclusive of 4,982,692 treasury shares)

                        Part I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

                                     LUBY'S, INC.
                CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS
                                     (UNAUDITED)
                                                          Three Months Ended
                                                             November 30,
                                                        1999            1998
                                                        ____            ____
                                                       (Amounts in thousands
                                                       except per share data)

Sales                                                $123,144        $125,708

Costs and expenses:
  Cost of food                                         30,399          32,809
  Payroll and related costs                            38,526          39,109
  Occupancy and other operating expenses               39,405          38,512
  General and administrative expenses                   5,203           5,664
                                                      _______         _______
                                                      113,533         116,094
                                                      _______         _______
     Income from operations                             9,611           9,614

Interest expense                                       (1,056)         (1,166)
Other income, net                                         910             280
                                                      _______         _______
     Income before income taxes                         9,465           8,728

Provision for income taxes                              3,294           3,056
                                                      _______         _______

     Net income                                         6,171           5,672

Retained earnings at beginning of period              273,165         262,540

Cash dividends                                         (4,484)         (4,548)
                                                      _______         _______

Retained earnings at end of period                   $274,852        $263,664
                                                      _______         _______

Net income per share - basic and assuming dilution       $.28            $.25
                                                      _______         _______

Cash dividend per share                                  $.20            $.20
                                                      _______         _______

Average number of shares outstanding                   22,420          23,128

See accompanying notes.

                    Part I - FINANCIAL INFORMATION (continued)

Item 1.  Financial Statements (continued).

                                     LUBY'S, INC.
                       CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)
                                                       November 30,  August 31,
                                                         1999          1999
                                                         ____          ____
                                                      (Thousands of dollars)
                                      ASSETS

Current assets:
  Cash and cash equivalents                            $  1,091     $    286
  Trade accounts and other receivables                      837          584
  Food and supply inventories                             3,981        3,686
  Prepaid expenses                                        4,045        4,552
  Deferred income taxes                                     983          956
                                                        _______      _______
    Total current assets                                 10,937       10,064

Property held for sale                                   11,770       12,322
Investments and other assets                              7,808        9,221
Property, plant, and equipment - at cost, net           325,236      314,418
                                                        _______      _______
                                                       $355,751     $346,025
                                                        _______      _______

                         LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                    $  16,759    $  19,686
  Dividends payable                                       4,484        4,484
  Accrued expenses and other liabilities                 25,122       25,260
  Income taxes payable                                    3,374          382
                                                        _______      _______
    Total current liabilities                            49,739       49,812

Long-term debt                                           86,000       78,000
Deferred income taxes and other credits                  10,479        9,942
Reserve for store closings                                4,618        5,067

Shareholders' equity:
  Common stock                                            8,769        8,769
  Paid-in capital                                        27,120       27,096
  Retained earnings                                     274,852      273,165
  Less cost of treasury stock                          (105,826)    (105,826)
                                                        _______      _______
    Total shareholders' equity                          204,915      203,204
                                                        _______      _______
                                                       $355,751     $346,025
                                                        _______      _______

See accompanying notes.

                    Part I - FINANCIAL INFORMATION (continued)

Item 1.  Financial Statements (continued).

                                   LUBY'S, INC.
                  CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    (UNAUDITED)

                                                         Three Months Ended
                                                             November 30,
                                                         1999          1998
                                                         ____          ____
                                                       (Thousands of dollars)

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                           $  6,171       $  5,672
  Adjustments to reconcile net income to net
    cash provided by operating activities:
      Depreciation and amortization                       5,387          4,800
      Other, net                                            112         (4,333)
                                                        _______        _______
        Net cash provided by operating activities        11,670          6,139
                                                        _______        _______

CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from disposal of property held for sale        1,010          1,447
  Purchases of land held for future use                  (1,284)        (1,860)
  Purchases of property, plant, and equipment           (14,107)        (5,217)
                                                        _______        _______

        Net cash used in investing activities           (14,381)        (5,630)
                                                        _______        _______

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net borrowings under revolving credit agreement         8,000         11,000
  Purchases of treasury stock                               ---         (7,609)
  Dividends paid                                         (4,484)        (4,654)
                                                        _______        _______

        Net cash provided by (used in)
         financing activities                             3,516         (1,263)
                                                        _______        _______

Net increase (decrease) in cash and cash equivalents        805           (754)
Cash and cash equivalents at beginning of period            286          3,760
                                                        _______        _______

Cash and cash equivalents at end of period             $  1,091       $  3,006
                                                        _______        _______

See accompanying notes.


                     Part I - FINANCIAL INFORMATION (continued)

Item 1.  Financial Statements (continued).

                                      LUBY'S, INC.
                       NOTES TO CONSOLIATED FINANCIAL STATEMENTS
                                    November 30, 1999
                                      (UNAUDITED)

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

         These financial statements should be read in conjunction with the consolidated financial statements and footnotes included in Luby's annual report on Form 10-K for the year ended August 31, 1999. The accounting policies used in preparing these consolidated financial statements are the same as those described in Luby's annual report on Form 10-K.

                    Part I - FINANCIAL INFORMATION (continued)

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources
_______________________________

Cash and cash equivalents increased by $805,000 from the end of the preceding fiscal year to November 30, 1999. All capital expenditures for fiscal 2000 are being funded from cash flows from operations, cash equivalents, and long-term debt. Capital expenditures for the three months ended November 30, 1999, were $15,391,000. As of November 30, 1999, the company owned three undeveloped land sites, seven land sites on which restaurants were under construction, and several properties held for sale.

To fund capital expenditures, the company required external financing and borrowed funds under a $125,000,000 line-of-credit agreement. As of November 30, 1999, the amount outstanding under this line of credit was $86,000,000. The company believes that additional financing from external sources can be obtained on terms acceptable to the company in the event such financing is required.

Results of Operations
_____________________

Quarter ended November 30, 1999 compared to the quarter ended November 30, 1998
_______________________________________________________________________________

Sales decreased $2,564,000, or 2.0%, due to the closing of ten restaurants in fiscal 1999 and a decline of just under 2% during the quarter in sales volumes at restaurants opened over 18 months. This decrease was partially offset by the opening of three new restaurants during fiscal 2000 and four during fiscal 1999.

Cost of food decreased $2,410,000, or 7.3%, due primarily to the savings associated with the consolidation of our purchasing under a prime vendor program and the decline in sales. As a percentage of sales, food costs were lower versus the prior year due to various additional factors including the impact of our new management compensation program, which provides more of an incentive to improve margins at all sales volumes, and certain menu price increases versus last year. Payroll and related costs decreased $583,000, or 1.5%, due primarily to the decline in sales and our initiative to be more labor efficient in our restaurants, which was partially offset by higher hourly wage rates related to tight labor markets for entry-level employees. Occupancy and other operating expenses increased $893,000, or 2.3%, due primarily to higher preopening expenses associated with more new store openings as compared to the prior year; higher credit card fees due to increased credit card usage and increased rates charged by the credit card companies; higher food-to-go packaging costs related to increased food-to-go sales; and higher depreciation expense associated with the new stores, restaurant remodels and an increase in technology-related spending. In addition, management compensation expense increased due to our strategic initiative to increase the number of managers in each restaurant. These increases were partially offset by lower linens and uniform expense due to the completion of the rollout of the new uniform program and fewer restaurants in operation. General and administrative expenses decreased $461,000, or 8.1%, due to savings in many expense categories, primarily legal and professional expense which included amounts in the prior year relating to various consulting projects. This decrease was partially offset by higher corporate salaries and benefits associated with the addition of new positions to support the implementation of our strategic plan.

Interest expense decreased $110,000, or 9.4%, from the first quarter of fiscal 1999 due to higher capitalized interest related to more properties under construction during the current year. This was partially offset by higher average borrowings under the line-of-credit agreement.

Other income increased $630,000 due primarily to the recording of a gain on the sale of property which was held for sale. In addition, as a result of a favorable change in management's estimate of lease settlement costs relating to store closings, a $125,000 reduction in the related reserve account was recorded.

The provision for income taxes increased $238,000, or 7.8%, due parimarily to higher income before income taxes. This was partially offset by a slight decrease in the effective income tax rate from 35.0% to 34.8% due to higher estimated tax credits.

During November 1999 the company negotiated the sale of its interest in the L&W Seafood, Inc. joint venture to Waterstreet, Inc. The joint venture was originally formed in 1996 to open several new seafood restaurants over a five-year period. Four restaurants were opened by the joint venture, two of which were subsequently closed. As part of the agreement to terminate the joint venture, L&W Seafood, Inc. will continue to operate two of the restaurants, which were formerly part of the joint venture, under lease agreements with Luby's. There was no gain or loss from the sale of the company's joint venture interest.

The Year 2000
_____________

During 1998 the company, in the ordinary course of business, decided to migrate its information technology from internally developed systems to commercially available products. This decision was made for a variety of business reasons, and the new systems are designed to provide the infrastructure to support corporate and restaurant-based systems. The newly implemented systems are Year 2000 compliant. The transition to the new technology was completed in January 1999. To date, the Year 2000 has not posed significant operational problems for the company's computer systems. The cost of the Year 2000 project was approximately $200,000, primarily for services and costs of updating some existing software.

The company established a committee which initiated communications with various third parties with which it has significant relationships to determine their readiness with respect to the Year 2000 issue. These third parties included food and paper distributors, banks, and other entities. Based on responses received from these third parties, it appears that the Year 2000 issues were properly addressed. To date, there have been no major disruptions which have had an adverse effect on the company's consolidated financial position, results of operations, and cash flows. The company intends to continue to monitor any Year 2000 concerns that might develop.

Forward-Looking Statements
__________________________

The company wishes to caution readers that various factors could cause the actual results of the company to differ materially from those indicated by forward-looking statements made from time to time in news releases, reports, proxy statements, registration statements, and other written communications (including the preceding sections of this Management's Discussion and Analysis), as well as oral statements made from time to time by representatives of the company. Except for historical information, matters discussed in such oral and written communications are forward-looking statements that involve risks and uncertainties, including but not limited to general business conditions, the impact of competition, the success of operating initiatives, changes in the cost and supply of food and labor, the seasonality of the company's business, taxes, inflation, and governmental regulations, as well as other risks and uncertainties disclosed in periodic reports on Form 10-K.

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

10(a) Form of Deferred Compensation Agreement entered into between Luby's Cafeterias, Inc. and various officers (filed as Exhibit 10(b) to the Company's Annual Report on Form 10-K for the fiscal year ended August 31, 1981, and incorporated herein by reference).*

10(b) Form of Amendment to Deferred Compensation Agreement between Luby's Cafeterias, Inc. and various officers and former officers adopted January 14, 1997 (filed as Exhibit 10(b) to the Company's Quarterly Report on Form 10-Q for the quarter ended February 28, 1997, and incorporated herein by reference).*

10(c) Performance Unit Plan of Luby's Cafeterias, Inc. approved by the shareholders January 12, 1984 (filed as Exhibit 10(f) to the Company's Annual Report on Form 10-K for the fiscal year ended August 31, 1984, and incorporated herein by reference).*

10(d) Amendment to Performance Unit Plan of Luby's Cafeterias, Inc. adopted January 14, 1997 (filed as Exhibit 10(h) to the Company's Quarterly Report on Form 10-Q for the quarter ended February 28, 1997, and incorporated herein by reference).*

10(e)     Management Incentive Stock Plan of Luby's Cafeterias, Inc. (filed as
          Exhibit 10(i) to the Company's Annual Report on Form 10-K for the fiscal year ended August 31, 1989, and incorporated herein by reference).*

10(f) Amendment to Management Incentive Stock Plan of Luby's Cafeterias, Inc. adopted January 14, 1997 (filed as Exhibit 10(k) to the Company's Quarterly Report on Form 10-Q for the quarter ended February 28, 1997, and incorporated herein by reference).*

10(g) Nonemployee Director Deferred Compensation Plan of Luby's Cafeterias, Inc. adopted October 27, 1994 (filed as Exhibit 10(g) to the Company's Quarterly Report on Form 10-Q for the quarter ended November 30, 1994, and incorporated herein by reference).*

10(h) Amendment to Nonemployee Director Deferred Compensation Plan of Luby's Cafeterias, Inc. adopted January 14, 1997 (filed as Exhibit 10(m) to the Company's Quarterly Report on Form 10-Q for the quarter ended February 28, 1997, and incorporated herein by reference).*

10(i) Amendment to Nonemployee Director Deferred Compensation Plan of Luby's Cafeterias, Inc. adopted March 19, 1998 (filed as Exhibit 10(o) to the Company's Quarterly Report on Form 10-Q for the quarter ended
          February 28, 1998, and incorporated herein by reference).*

10(j) Nonemployee Director Stock Option Plan of Luby's Cafeterias, Inc. approved by the shareholders January 13, 1995 (filed as Exhibit 10(h) to the Company's Quarterly Report on Form 10-Q for the quarter ended February 28, 1995, and incorporated herein by reference).*

10(k) Amendment to Nonemployee Director Stock Option Plan of Luby's Cafeterias, Inc. adopted January 14, 1997 (filed as Exhibit 10(o) to the Company's Quarterly Report on Form 10-Q for the quarter ended February 28, 1997, and incorporated herein by reference).*

10(l) Employment Contract dated January 12, 1996, between Luby's Cafeterias, Inc. and John B. Lahourcade (filed as Exhibit 10(i) to the Company's Quarterly Report on Form 10-Q for the quarter ended February 29, 1996, and incorporated herein by reference).*

10(m) Luby's Cafeterias, Inc. Supplemental Executive Retirement Plan dated May 30, 1996 (filed as Exhibit 10(j) to the Company's Annual Report on Form 10-K for the fiscal year ended August 31, 1996, and incorporated herein by reference).*

10(n) Amendment to Luby's Cafeterias, Inc. Supplemental Executive Retirement Plan adopted January 14, 1997 (filed as Exhibit 10(r) to the Company's Quarterly Report on Form 10-Q for the quarter ended February 28, 1997, and incorporated herein by reference).*

10(o) Amendment to Luby's Cafeterias, Inc. Supplemental Executive Retirement Plan adopted January 9, 1998 (filed as Exhibit 10(u) to the Company's Quarterly Report on Form 10-Q for the quarter ended February 28, 1998, and incorporated herein by reference).*

10(p) Amendment to Luby's Cafeterias, Inc. Supplemental Executive Retirement Plan adopted May 21, 1999 (filed as Exhibit 10(q) to the Company's Quarterly Report on Form 10-Q for the quarter ended May 31, 1999, and incorporated herein by reference.)*

10(q) Employment Agreement dated September 15, 1997, between Luby's Cafeterias, Inc. and Barry J.C. Parker (filed as Exhibit 10(u) to the Company's Annual Report on Form 10-K for the fiscal year ended
          August 31, 1997, and incorporated herein by reference).*

10(r) Amendment dated January 8, 1999, to Employment Agreement between Luby's Cafeterias, Inc. and Barry J.C. Parker (filed as Exhibit 10(r) to the Company's Quarterly Report on Form 10-Q for the quarter ended February 28, 1999, and incorporated herein by reference).*

10(s) Amendment dated October 15, 1999, to Employment Agreement between Luby's, Inc. and Barry J.C. Parker (filed as Exhibit 10(s) to the Company's Annual Report on Form 10-K for the fiscal year ended August 31, 1999, and incorporated herein by reference).*

10(t) Term Promissory Note of Barry J.C. Parker in favor of Luby's Cafeterias, Inc., dated November 10, 1997, in the original principal sum of $199,999.00 (filed as Exhibit 10(v) to the Company's Annual Report on Form 10-K for the fiscal year ended August 31, 1997, and incorporated herein by reference).*

10(u) Stock Agreement dated November 10, 1997, between Barry J.C. Parker and Luby's Cafeterias, Inc. (filed as Exhibit 10(w) to the Company's Annual Report on Form 10-K for the fiscal year ended August 31, 1997, and incorporated herein by reference).*

10(v) Luby's Cafeterias, Inc. Nonemployee Director Phantom Stock Plan adopted March 19, 1998 (filed as Exhibit 10(aa) to the Company's Quarterly Report on Form 10-Q for the quarter ended February 28, 1998, and incorporated herein by reference).*

10(w) Salary Continuation Agreement dated May 14, 1998, between Luby's Cafeterias, Inc. and Sue Elliott (filed as Exhibit 10(cc) to the Company's Quarterly Report on Form 10-Q for the quarter ended May 31, 1998, and incorporated herein by reference).*

10(x) Salary Continuation Agreement dated June 1, 1998, between Luby's Cafeterias, Inc. and Alan M. Davis (filed as Exhibit 10(dd) to the Company's Quarterly Report on Form 10-Q for the quarter ended May 31, 1998, and incorporated herein by reference).*

10(y)     Luby's Incentive Stock Plan adopted October 16, 1998 (filed as
          Exhibit 10(cc) to the Company's Annual Report on Form 10-K for the fiscal year ended August 31, 1998, and incorporated herein by reference).*

10(z) Incentive Bonus Plan for Fiscal 1999 adopted October 16, 1998 (filed as Exhibit 10(dd) to the Company's Annual Report on Form 10-K for the fiscal year ended August 31, 1998, and incorporated herein by reference).*

10(aa) Form of Change in Control Agreement entered into between Luby's, Inc., and Barry J.C. Parker, President and Chief Executive Officer, as of January 8, 1999 (filed as Exhibit 10(z) to the Company's Quarterly Report on Form 10-Q for the quarter ended February 28, 1999, and incorporated herein by reference).*

10(bb) Form of Change in Control Agreement entered into between Luby's, Inc., and each of its Senior Vice Presidents as of January 8, 1999 (filed as Exhibit 10(aa) to the Company's Quarterly Report on Form 10-Q for the quarter ended February 28, 1999, and incorporated herein by reference).*

10(cc) Luby's, Inc. Deferred Compensation Plan effective June 1, 1999 (filed as Exhibit 10(cc) to the Company's Quarterly Report on Form 10-Q for the quarter ended May 31, 1999, and incorporated herein by reference).*

10(dd) Luby's, Inc. Incentive Bonus Plan for Fiscal 2000 (filed as Exhibit 10(dd) to the Company's Annual Report on Form 10-K for the fiscal year ended August 31, 1999, and incorporated herein by reference).*

11        Statement re computation of per share earnings.

99(a) Corporate Governance Guidelines of Luby's Cafeterias, Inc., as amended January 7, 1999 (filed as Exhibit 99(a) to the Company's Quarterly Report on Form 10-Q for the quarter ended February 28, 1999, and incorporated herein by reference).

*Denotes management contract or compensatory plan or arrangement.

(b)      Reports on Form 8-K

No reports on Form 8-K have been filed during the quarter for which this report is filed.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                 LUBY'S, INC.
                                                 (Registrant)


                                             By:  BARRY J.C. PARKER
                                                  __________________
                                                  Barry J.C. Parker, President
                                                  and Chief Executive Officer

                                             By:  LAURA M. BISHOP
                                                  ___________________
                                                  Laura M. Bishop, Senior Vice
                                                  President and Chief Financial
                                                  Officer

Dated: January 11, 2000


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

 10(a) Form of Deferred Compensation Agreement entered into between Luby's Cafeterias, Inc. and various officers (filed as Exhibit 10(b) to the Company's Annual Report on Form 10-K for the fiscal year ended August 31, 1981, and incorporated herein by reference).*

 10(b) Form of Amendment to Deferred Compensation Agreement between Luby's Cafeterias, Inc. and various officers and former officers adopted January 14, 1997 (filed as Exhibit 10(b) to the Company's Quarterly Report on Form 10-Q for the quarter ended February 28, 1997, and incorporated herein by reference).*

 10(c) Performance Unit Plan of Luby's Cafeterias, Inc. approved by the shareholders January 12, 1984 (filed as Exhibit 10(f) to the Company's Annual Report on Form 10-K for the fiscal year ended August 31, 1984, and incorporated herein by reference).*

 10(d) Amendment to Performance Unit Plan of Luby's Cafeterias, Inc. adopted January 14, 1997 (filed as Exhibit 10(h) to the Company's Quarterly Report on Form 10-Q for the quarter ended February 28, 1997, and incorporated herein by reference).*

 10(e) Management Incentive Stock Plan of Luby's Cafeterias, Inc. (filed as Exhibit 10(i) to the Company's Annual Report on Form 10-K for the fiscal year ended August 31, 1989, and incorporated herein by reference).*

 10(f)    Amendment to Management Incentive Stock Plan of Luby's
          Cafeterias, Inc. adopted January 14, 1997 (filed as
          Exhibit 10(k) to the Company's Quarterly Report on Form 10-Q for the quarter ended February 28, 1997, and incorporated herein by reference).*

 10(g)    Nonemployee Director Deferred Compensation Plan of
          Luby's Cafeterias, Inc. adopted October 27, 1994 (filed as
          Exhibit 10(g) to the Company's Quarterly Report on Form 10-Q for the quarter ended November 30, 1994, and incorporated herein by reference).*

 10(h) Amendment to Nonemployee Director Deferred Compensation Plan of Luby's Cafeterias, Inc. adopted January 14, 1997 (filed as
          Exhibit 10(m) to the Company's Quarterly Report on Form 10-Q for the quarter ended February 28, 1997, and incorporated herein by reference).*

 10(i) Amendment to Nonemployee Director Deferred Compensation Plan of Luby's Cafeterias, Inc. adopted March 19, 1998 (filed as
          Exhibit 10(o) to the Company's Quarterly Report on Form 10-Q for the quarter ended February 28, 1998, and incorporated herein by reference).*

 10(j) Nonemployee Director Stock Option Plan of Luby's Cafeterias, Inc. approved by the shareholders January 13, 1995 (filed as Exhibit 10(h) to the Company's Quarterly Report on Form 10-Q for the quarter ended February 28, 1995, and incorporated herein by reference).*

 10(k) Amendment to Nonemployee Director Stock Option Plan of Luby's Cafeterias, Inc. adopted January 14, 1997 (filed as Exhibit 10(o) to the Company's Quarterly Report on Form 10-Q for the quarter ended February 28, 1997, and incorporated herein by reference).*

 10(l)    Employment Contract dated January 12, 1996, between
          Luby's Cafeterias, Inc. and John B. Lahourcade (filed as
          Exhibit 10(i) to the Company's Quarterly Report on Form 10-Q for the quarter ended February 29, 1996, and incorporated herein by reference).*

 10(m) Luby's Cafeterias, Inc. Supplemental Executive Retirement Plan dated May 30, 1996 (filed as Exhibit 10(j) to the
          Company's Annual Report on Form 10-K for the fiscal year ended August 31, 1996, and incorporated herein by reference).*

 10(n) Amendment to Luby's Cafeterias, Inc. Supplemental Executive Retirement Plan adopted January 14, 1997 (filed as
          Exhibit 10(r) to the Company's Quarterly Report on Form 10-Q for the quarter ended February 28, 1997, and incorporated herein by reference).*

 10(o) Amendment to Luby's Cafeterias, Inc. Supplemental Executive Retirement Plan adopted January 9, 1998 (filed as Exhibit 10(u) to the Company's Quarterly Report on Form 10-Q for the quarter ended February 28, 1998, and incorporated herein by reference).*

 10(p)    Amendment to Luby's Cafeterias, Inc.  Supplemental
          Executive Retirement Plan adopted May 21, 1999 (filed as Exhibit 10(q) to the Company's Quarterly Report on
          Form 10-Q for the quarter ended May 31, 1999, and incorporated herein by reference.)*

 10(q) Employment Agreement dated September 15, 1997, between Luby's Cafeterias, Inc. and Barry J.C. Parker (filed as
          Exhibit 10(u) to the Company's Annual Report on Form 10-K for the fiscal year ended August 31, 1997, and incorporated herein by reference).*

 10(r) Amendment dated January 8, 1999, to Employment Agreement between Luby's Cafeterias, Inc. and Barry J.C. Parker (filed as Exhibit 10(r) to the Company's Quarterly Report on Form 10-Q for the quarter ended February 28, 1999, and incorporated herein by reference).*

 10(s) Amendment dated October 15, 1999, to Employment Agreement between Luby's, Inc. and Barry J.C. Parker (filed as
          Exhibit 10(s) to the Company's Annual Report on Form 10-K for the fiscal year ended August 31, 1999, and incorporated herein by reference).*

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

 10(y) Luby's Incentive Stock Plan adopted October 16, 1998 (filed as Exhibit 10(cc) to the Company's Annual Report on Form 10-K for the fiscal year ended August 31, 1998, and incorporated herein by reference).*

 10(z) Incentive Bonus Plan for Fiscal 1999 adopted October 16, 1998 (filed as Exhibit 10(dd) to the Company's Annual Report on Form 10-K for the fiscal year ended August 31, 1998, and incorporated herein by reference).*

 10(aa) Form of Change in Control Agreement entered into between Luby's, Inc., and Barry J.C. Parker, President and Chief Executive Officer, as of January 8, 1999 (filed as
          Exhibit 10(z) to the Company's Quarterly Report on Form 10-Q for the quarter ended February 28, 1999, and incorporated herein by reference).*

 10(bb) Form of Change in Control Agreement entered into between Luby's, Inc., and each of its Senior Vice Presidents as of January 8, 1999 (filed as Exhibit 10(aa) to the Company's Quarterly Report on Form 10-Q for the quarter ended February 28, 1999, and incorporated herein by reference).*

 10(cc)   Luby's, Inc.  Deferred Compensation Plan effective
          June 1, 1999 (filed as Exhibit 10(cc) to the Company's
          Quarterly Report on Form 10-Q for the quarter ended May 31, 1999, and incorporated herein by reference).*

 10(dd)   Luby's, Inc. Incentive Bonus Plan for Fiscal 2000 (filed as
          Exhibit 10(dd) to the Company's Annual Report on Form 10-K for the fiscal year ended August 31, 1999, and incorporated herein by reference).*

 11       Statement re computation of per share earnings.

 99(a) Corporate Governance Guidelines of Luby's Cafeterias, Inc., as amended January 7, 1999 (filed as Exhibit 99(a) to the Company's Quarterly Report on Form 10-Q for the quarter ended February 28, 1999, and incorporated herein by reference).

*Denotes management contract or compensatory plan or arrangement.