Form 10-Q
period 2000-02-29
LUBYS CAFETERIAS INC
filed 2000-04-07
CIK 16099

FORM 10-Q

                 UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                              Washington, D. C. 20549

(Mark One)

[x]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 29, 2000

                                      OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________________ to ______________________

Commission file number:  1-8308

                                  LUBY'S, INC.
________________________________________________________________________________
              (Exact name of registrant as specified in its charter)

         Delaware                                              74-1335253
_______________________________                         ________________________
(State or other jurisdiction of                           (I.R.S. Employer
incorporation or organization)                          Identification No.)

                  2211 Northeast Loop 410, P. O. Box 33069
                       San Antonio, Texas                      78265-3069
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

       Common Stock:  22,420,375 shares outstanding as of March 31, 2000
                      (exclusive of 4,982,692 treasury shares)

                         Part I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

                                         LUBY'S, INC.
                             CONSOLIDATED STATEMENTS OF INCOME

                                        (UNAUDITED)

                                          Three Months Ended        Six Months Ended
                                      February 29, February 28, February 29, February 28,
                                         2000         1999         2000         1999
                                      ___________  ___________  ___________  ____________
                                           (Amounts in thousands except per share data)
Sales                                   $121,924     $123,771     $245,068     $249,479

Costs and expenses:
  Cost of food                            29,823       29,213       60,222       62,022
  Payroll and related costs               37,684       37,344       76,210       76,453
  Occupancy and other operating
   expenses                               39,280       39,360       78,685       77,872
  General and administrative expenses      5,659        6,090       10,862       11,754
                                        ________     ________     ________     ________
                                         112,446      112,007      225,979      228,101
                                        ________     ________     ________     ________
      Income from operations               9,478       11,764       19,089       21,378

Interest expense                          (1,253)      (1,280)      (2,309)      (2,446)
Other income, net                            389          620        1,299          900
                                        ________     ________     ________     ________
      Income before income taxes           8,614       11,104       18,079       19,832

Provision for income taxes                 2,997        3,885        6,291        6,941
                                        ________     ________     ________     ________
      Net income                        $  5,617     $  7,219     $ 11,788     $ 12,891
                                        ________     ________     ________     ________

Net income per share - basic and
  assuming dilution                         $.25         $.32         $.53         $.57

Cash dividends per share                    $.20         $.20         $.40         $.40

Average number of shares outstanding      22,420       22,491       22,420       22,811

See accompanying notes.


                         Part I - FINANCIAL INFORMATION (continued)

Item 1.  Financial Statements (continued).

                                 LUBY'S, INC.
                    CONDENSED CONSOLIDATED BALANCE SHEETS

                                (UNAUDITED)
                                                      February 29, August 31,
                                                         2000        1999
                                                      ____________ __________
                                                      (Thousands of dollars)

                                   ASSETS
Current assets:
  Cash and cash equivalents                             $    670   $    286
  Trade accounts and other receivables                       447        584
  Food and supply inventories                              3,740      3,686
  Prepaid expenses                                         4,576      4,552
  Deferred income taxes	                                     917        956
                                                        ________   ________
    Total current assets                                  10,350     10,064

Property held for sale                                    11,770     12,322
Investments and other assets                               7,134      9,221
Property, plant, and equipment - at cost, net            337,221    314,418
                                                        ________   ________
                                                        $366,475   $346,025
                                                        ________   ________

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                        20,083     19,686
  Dividends payable                                        4,484      4,484
  Accrued expenses and other liabilities                  21,246     25,260
  Income taxes payable                                    (1,722)       382
                                                        ________   ________
    Total current liabilities                             44,091     49,812

Long-term debt                                           101,000     78,000
Deferred income taxes and other credits                   12,098      9,942
Reserve for store closings                                 3,207      5,067

Shareholders' equity:
  Common stock                                             8,769      8,769
  Paid-in capital                                         27,152     27,096
  Retained earnings                                      275,984    273,165
  Less cost of treasury stock                           (105,826)  (105,826)
                                                        ________   ________
    Total shareholders' equity                           206,079    203,204
                                                        ________   ________
                                                        $366,475   $346,025
                                                        ________  _________

See accompanying notes.

                         Part I - FINANCIAL INFORMATION (continued)

Item 1.  Financial Statements (continued).


                                 LUBY'S, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (UNAUDITED)

                                                       Six Months Ended
                                                   February 29,  February 28,
                                                       2000          1999
                                                   ____________  ____________
                                                     (Thousands of dollars)

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                        $   11,788    $  12,891
  Adjustments to reconcile net income to net
   cash provided by operating activities:
      Depreciation and amortization                     11,014        9,755
      Decrease in accrued expenses and
       other liabilities                                (4,014)      (6,793)
      Other, net                                        (1,966)       1,232
                                                    __________    _________
        Net cash provided by operating activities       16,822       17,085
                                                    __________    _________

CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from disposal of property held for sale       1,010        4,456
  Purchases of land held for future use                 (2,414)      (3,192)
  Purchases of property, plant, and equipment          (29,065)     (10,754)
                                                    __________    _________
        Net cash used in investing activities          (30,469)      (9,490)
                                                    __________    _________

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net borrowings under revolving credit agreement       23,000       18,000
  Purchases of treasury stock                              ---      (13,389)
  Dividends paid                                        (8,969)      (9,190)
                                                    __________    _________
        Net cash provided by (used in)
         financing activities                           14,031       (4,579)
                                                    __________    _________

Net increase in cash and cash equivalents                  384        3,016
Cash and cash equivalents at beginning of period           286        3,760
                                                    __________    _________

Cash and cash equivalents at end of period          $      670    $   6,776
                                                    __________    _________
See accompanying notes.

                         Part I - FINANCIAL INFORMATION (continued)

Item 1.  Financial Statements (continued).

                                      LUBY'S, INC.
                    CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
           For the Six Months Ended February 29, 2000 and February 28, 1999

                                      (UNAUDITED)
                                                                                    Total
                                           Common Stock    Paid-in   Retained    Shareholders'
                                       Issued    Treasury  Capital   Earnings      Equity
                                       ______    ________  _______   ________   _____________
                                                        (Thousands of dollars)
Balance at August 31, 1998             $8,769  $ (92,907)  $27,012   $262,540     $205,414

  Net income for the period               ---        ---       ---     12,891       12,891

  Common stock issued under benefit
   plans, net of shares tendered
   in partial payment and including
   tax benefits                           ---         21        13        ---           34

  Cash dividends                          ---        ---       ---     (9,020)      (9,020)

  Purchases of treasury stock             ---    (12,918)      ---        ---      (12,918)
                                       ______  _________   _______   ________     ________

Balance at February 28, 1999           $8,769  $(105,804)  $27,025   $266,411     $196,401
                                       ______  _________   _______   ________     ________

Balance at August 31, 1999             $8,769  $(105,826)  $27,096   $273,165     $203,204

  Net income for the period               ---        ---       ---     11,788       11,788

  Common stock issued under benefit
   plans, net of shares tendered
   in partial payment and including
   tax benefits                           ---        ---        56        ---           56

  Cash dividends                          ---        ---       ---     (8,969)      (8,969)
                                       ______  _________   _______   ________     ________

Balance at February 29, 2000           $8,769  $(105,826)  $27,152   $275,984     $206,079
                                       ______  _________   _______   ________     ________

See accompanying notes.

                          Part I - FINANCIAL INFORMATION (continued)

Item 1.  Financial Statements (continued).

                                  LUBY'S, INC.
                         NOTES TO FINANCIAL STATEMENTS
                               February 29, 2000

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

                         Part I - FINANCIAL INFORMATION (continued)

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources
________________________________

Cash and cash equivalents increased by $384,000 from the end of the preceding fiscal year to February 29, 2000. All capital expenditures for fiscal 2000 are being funded from cash flows from operations, cash equivalents, and long-term debt. Capital expenditures for the six months ended February 29, 2000, were $31,479,000. As of February 29, 2000, the company owned four undeveloped land sites, four land sites on which restaurants were under construction, and several properties held for sale.

To fund capital expenditures, the company required external financing and borrowed funds under a $125,000,000 line-of-credit agreement. As of February 29, 2000, the amount outstanding under this line of credit was $101,000,000. The company believes that additional financing from external sources can be obtained on terms acceptable to the company in the event such financing is required.

Results of Operations
_____________________

Quarter ended February 29, 2000 compared to the quarter ended February 28, 1999
_______________________________________________________________________________

Sales decreased $1,847,000, or 1.5%, due to the closing of ten restaurants in fiscal 1999 and a decline of 3.4% during the quarter in sales volumes at restaurants opened over 18 months. This decrease was partially offset by the opening of six new restaurants during fiscal 2000 and four during fiscal 1999.

Cost of food increased $610,000, or 2.1%, versus the second quarter of last year. During the prior year period, the company experienced favorable food costs as a perentage of sales due primarily to a price increase during January 1999. In addition, beef and pork prices were higher this year versus the prior year period. Payroll and related costs increased $340,000, or 0.9%, due primarily to higher hourly wage rates related to tight labor markets for entry-level employees, which was offset by our initiative to be more labor efficient in our restaurants. Occupancy and other operating expenses remained relatively flat versus prior year but increased as a percent of sales due primarily to higher preopening expenses associated with more new store openings as compared to the prior year; higher credit card fees due to increased credit card usage versus prior year; and higher depreciation expense associated with the new stores, restaurant remodels and an increase in technology-related spending. These increases were offset by lower linen and uniform expense due to the completion of the rollout of the new uniform program, lower advertising expenditures, and lower management compensation, which is based on sales growth and store-level controllable profits. General and administrative expenses decreased $431,000, or 7.1%, due to savings in many expense categories, including travel, moving, and bonuses.

Other income decreased $231,000 due primarily to the recording of gains in the prior year quarter on the sale of two properties which were held for sale.

The provision for income taxes decreased $888,000 due primarily to lower income before income taxes. In addition, there was a slight decrease in the effective income tax rate from 35.0% to 34.8% due to higher estimated tax credits.

Six months ended February 29, 2000 compared to the six months ended February 28, 1999
___________________________________________________________________

Sales decreased $4,411,000, or 1.8%, due to the closing of ten restaurants in fiscal 1999 and a decline of 2.8% in sales volumes at restaurants opened over 18 months. This decrease was partially offset by the opening of six new restaurants during fiscal 2000 and four during fiscal 1999.

Cost of food decreased $1,800,000, or 2.9%, due primarily to the savings associated with the consolidation of our purchasing under a prime vendor program and the decline in sales. Payroll and related costs are relatively flat in comparison to prior year. Occupancy and other operating expenses increased $813,000, or 1.0%, due primarily to higher preopening expenses associated with more new store openings as compared to the prior year; higher credit card fees due to increased credit card usage versus prior year; higher food-to-go packaging costs related to increased food-to-go sales; and higher depreciation expense associated with the new stores, restaurant remodels, and an increase in technology-related spending. These increases were partially offset by lower linen and uniform expense due to the completion of the rollout of the new uniform program and lower advertising expenditures. General and administrative expenses decreased $892,000, or 7.6%, due to savings in many expense categories, including travel, moving, and bonuses.

Interest expense decreased $137,000, or 5.6%, due to higher capitalized interest related to more properties under construction during the current year. This was partially offset by higher average borrowings under the line-of-credit agreement.

Other income increased $399,000 due primarily to the recording of gains on the sale of properties which were held for sale.

The provision for income taxes decreased $650,000, or 9.4%, due primarily to lower income before income taxes. In addition, there was a slight decrease in the effective income tax rate from 35.0% to 34.8% due to higher estimated tax credits.

The Year 2000
_____________

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

                         Part II - OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders.

(a) The 2000 annual meeting of shareholders of Luby's, Inc. was held on January 14, 2000.

(b) The directors elected at the meeting were Robert T. Herres, Barry J.C. Parker, Walter J. Salmon and Joanne Winik. The other directors whose terms continued after the meeting are Ronald K. Calgaard, Lauro F. Cavazos, Judith B. Craven, David B. Daviss, Arthur R. Emerson, Roger R. Hemminghaus, John B. Lahourcade, and George H. Wenglein.

(c) The matters voted upon at the meeting were (i) the election of four directors to serve until the 2003 annual meeting of shareholders;
     (ii) the approval of an amendment and restatement of the Nonemployee Director Stock Option Plan; and (iii) the approval of the appointment of Ernst & Young LLP as auditors for the 2000 fiscal year.

(d) With respect to the election of directors, the results of the voting were:

                          Shares Voted        Shares           Broker
       Nominee                 For           Abstained        Nonvotes
     ________________      __________        _________        ________

     Robert T. Herres      18,338,463        1,569,265           -0-
     Barry J.C. Parker     17,917,109        1,990,620           -0-
     Walter J. Salmon      17,657,841        2,249,886           -0-
     Joanne Winik          18,215,421        1,692,305           -0-

(e) With respect to the approval of the amendment and restatement of the Nonemployee Director Stock Option Plan, the results of the voting were:

              Shares voted "for"           16,328,656
              Shares voted "against"        3,161,183
              Shares abstaining               417,876
              Broker nonvotes                     -0-

 (f) With respect to the approval of the appointment of auditors, the results of the voting were:

              Shares voted "for"           19,711,810
              Shares voted "against"           78,123
              Shares abstaining               117,791
              Broker nonvotes                     -0-


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

       10(j) Amended and Restated Nonemployee Director Stock Option Plan of Luby's, Inc. approved by the shareholders of Luby's, Inc. on January 14, 2000.*

       10(k) Employment Contract dated January 12, 1996, between Luby's Cafeterias, Inc. and John B. Lahourcade (filed as Exhibit 10(i) to the company's Quarterly Report on Form 10-Q for the quarter ended February 29, 1996, and incorporated herein by reference).*

       10(l) Luby's Cafeterias, Inc. Supplemental Executive Retirement Plan dated May 30, 1996 (filed as Exhibit 10(j) to the company's Annual Report on Form 10-K for the fiscal year ended August 31, 1996, and incorporated herein by reference).*

       10(m) Amendment to Luby's Cafeterias, Inc. Supplemental Executive Retirement Plan adopted January 14, 1997 (filed as Exhibit 10(r) to the company's Quarterly Report on Form 10-Q for the quarter ended February 28, 1997, and incorporated herein by reference).*

       10(n) Amendment to Luby's Cafeterias, Inc. Supplemental Executive Retirement Plan adopted January 9, 1998 (filed as Exhibit 10(u) to the company's Quarterly Report on Form 10-Q for the quarter ended February 28, 1999, and incorporated herein by reference).*

       10(o) Amendment to Luby's Cafeterias, Inc. Supplemental Executive Retirement Plan adopted May 21, 1999 (filed as Exhibit 10(q) to the company's Quarterly Report on Form 10-Q for the quarter ended May 31, 1999, and incorporated herein by reference).*

       10(p) Employment Agreement dated September 15, 1997, between Luby's Cafeterias, Inc. and Barry J.C. Parker (filed as Exhibit 10(u) to the company's Annual Report on Form 10-K for the fiscal year ended August 31, 1997, and incorporated herein by reference).*

       10(q) Amendment dated January 8, 1999, to Employment Agreement between Luby's Cafeterias, Inc. and Barry J.C. Parker (filed as Exhibit 10(r) to the company's Quarterly Report on Form 10-Q for the quarter ended February 28, 1998, and incorporated herein by reference).*

       10(r) Amendment dated October 15, 1999, to Employment Agreement between Luby's Cafeterias, Inc. and Barry J.C. Parker (filed as Exhibit 10(s) to the company's Annual Report on Form 10-K to the fiscal year ended August 31, 1999, and incorporated herein by reference).*

       10(s) Term Promissory Note of Barry J.C. Parker in favor of Luby's Cafeterias, Inc., dated November 10, 1997, in the original principal sum of $199,999.00 (filed as Exhibit 10(v) to the company's Annual Report on Form 10-K for the fiscal year ended August 31, 1997, and incorporated herein by reference).*

       10(t) Stock Agreement dated November 10, 1997, between Barry J.C. Parker and Luby's Cafeterias, Inc. (filed as Exhibit 10(w) to the company's Annual Report on Form 10-K for the fiscal year ended August 31, 1997, and incorporated herein by reference).*

       10(u) Luby's Cafeterias, Inc. Nonemployee Director Phantom Stock Plan adopted March 19, 1998 (filed as Exhibit 10(aa) to the company's Quarterly Report on Form 10-Q for the quarter ended February 28, 1998, and incorporated herein by reference).*

       10(v) Salary Continuation Agreement dated May 14, 1998, between Luby's Cafeterias, Inc. and Sue Elliott (filed as Exhibit 10(cc) to the company's Quarterly Report on Form 10-Q for the quarter ended May 31, 1998, and incorporated herein by reference).*

       10(w) Salary Continuation Agreement dated June 1, 1998, between Luby's Cafeterias, Inc. and Alan M. Davis (filed as Exhibit 10(dd) to the company's Quarterly Report on Form 10-Q for the quarter ended May 31, 1998, and incorporated herein by reference).*

       10(x) Luby's Incentive Stock Plan adopted October 16, 1998 (filed as Exhibit 10(cc) to the company's Annual Report on Form 10-K for the fiscal year ended August 31, 1998, and incorporated herein by reference).*

       10(y) Incentive Bonus Plan for Fiscal 1999 adopted October 16, 1998 (filed as Exhibit 10(dd) to the company's Annual Report on Form 10-K for the fiscal year ended August 31, 1998, and incorporated herein by reference).*

       10(z) Form of Change in Control Agreement entered into between Luby's, Inc. and Barry J.C. Parker, President and Chief Executive Officer, as of January 8, 1999 (filed as Exhibit 10(z) to the company's Quarterly Report on Form 10-Q for the quarter ended February 28, 1999, and incorporated herein by reference).*

       10(aa) Form of Change in Control Agreement entered into between Luby's, Inc. and each of its Senior Vice Presidents as of January 8, 1999 (filed as Exhibit 10(aa) to the company's Quarterly Report on Form 10-Q for the quarter ended February 28, 1999, and incorporated herein by reference).*

       10(bb) Luby's, Inc. Deferred Compensation Plan effective June 1, 1999 (filed as Exhibit 10(cc) to the company's Quarterly Report on Form 10-Q for the quarter ended May 31, 1999, and incorporated herein by reference).*

       10(cc)   Luby's, Inc. Incentive Bonus Plan for Fiscal 2000 (filed as
                Exhibit 10(dd) to the company's Annual Report on Form 10-K for the fiscal year ended August 31, 1999, and incorporated herein by reference).*

       11       Statement re computation of per share earnings.

       99(a) Corporate Governance Guidelines of Luby's Cafeterias, Inc. as amended January 14, 2000.

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


LUBY'S, INC.
(Registrant)



By: BARRY J.C. PARKER
    _____________________________
    Barry J. C. Parker
    President and
    Chief Executive Officer



By: LAURA M. BISHOP
    _____________________________
    Laura M. Bishop
    Senior Vice President and
    Chief Financial Officer


Dated:  April 7, 2000



                                 EXHIBIT INDEX

Number     Document
______     ________

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

 10(h) Amendment to Nonemployee Director Deferred Compensation Plan of Luby's Cafeterias, Inc. adopted January 14, 1997 (filed as Exhibit 10(m) to the company's Quarterly Report on Form 10-Q for the quarter ended February 28, 1997, and incorporated herein by reference).*

 10(i) Amendment to Nonemployee Director Deferred Compensation Plan of Luby's Cafeterias, Inc. adopted March 19, 1998 (filed as Exhibit 10(o) to the company's Quarterly Report on Form 10-Q for the quarter ended February 28, 1998, and incorporated herein by reference).*

 10(j)     Amended and Restated Nonemployee Director Stock
           Option Plan of Luby's, Inc. approved by the shareholders of Luby's, Inc. on January 14, 2000.*

 10(k) Employment Contract dated January 12, 1996, between Luby's Cafeterias, Inc. and John B. Lahourcade (filed as Exhibit 10(i) to the company's Quarterly Report on Form 10-Q for the quarter ended February 29, 1996, and incorporated herein by reference).*

 10(l)     Luby's Cafeterias, Inc. Supplemental Executive
           Retirement Plan dated May 30, 1996 (filed as Exhibit
           10(j) to the company's Annual Report on Form 10-K for the fiscal year ended August 31, 1996, and incorporated herein by reference).*

 10(m) Amendment to Luby's Cafeterias, Inc. Supplemental Executive Retirement Plan adopted January 14, 1997 (filed as Exhibit 10(r) to the company's Quarterly Report on Form 10-Q for the quarter ended February 28, 1997, and incorporated herein by reference).*

 10(n)     Amendment to Luby's Cafeterias, Inc. Supplemental
           Executive Retirement Plan adopted January 9, 1998
           (filed as Exhibit 10(u) to the company's Quarterly Report on Form 10-Q for the quarter ended February 28, 1999, and incorporated herein by reference).*

 10(o) Amendment to Luby's Cafeterias, Inc. Supplemental Executive Retirement Plan adopted May 21, 1999 (filed as Exhibit 10(q) to the company's Quarterly Report on Form 10-Q for the quarter ended May 31, 1999, and incorporated herein by reference).*

 10(p) Employment Agreement dated September 15, 1997, between Luby's Cafeterias, Inc. and Barry J.C. Parker
           (filed as Exhibit 10(u) to the company's Annual Report on Form 10-K for the fiscal year ended August 31, 1997, and incorporated herein by reference).*

 10(q) Amendment dated January 8, 1999, to Employment Agreement between Luby's Cafeterias, Inc. and Barry J.C. Parker
           (filed as Exhibit 10(r) to the company's Quarterly Report on Form 10-Q for the quarter ended February 28, 1998, and incorporated herein by reference).*

 10(r)     Amendment dated October 15, 1999, to Employment
           Agreement between Luby's Cafeterias, Inc. and Barry J.C. Parker (filed as Exhibit 10(s) to the company's Annual
           Report on Form 10-K to the fiscal year ended August 31, 1999, and incorporated herein by reference).*

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

 10(w) Salary Continuation Agreement dated June 1, 1998, between Luby's Cafeterias, Inc. and Alan M. Davis (filed as Exhibit 10(dd) to the company's Quarterly Report on Form 10-Q for the quarter ended May 31, 1998, and incorporated herein by reference).*

 10(x)     Luby's Incentive Stock Plan adopted October 16, 1998
           (filed as Exhibit 10(cc) to the company's Annual Report on Form 10-K for the fiscal year ended August 31, 1998, and incorporated herein by reference).*

 10(y)     Incentive Bonus Plan for Fiscal 1999 adopted
           October 16, 1998 (filed as Exhibit 10(dd) to the company's Annual Report on Form 10-K for the fiscal year ended August 31, 1998, and incorporated herein by reference).*

 10(z) Form of Change in Control Agreement entered into between Luby's, Inc. and Barry J.C. Parker, President and Chief Executive Officer, as of January 8, 1999 (filed as Exhibit 10(z) to the company's Quarterly Report on Form 10-Q for the quarter ended February 28, 1999, and incorporated herein by reference).*

 10(aa) Form of Change in Control Agreement entered into between Luby's, Inc. and each of its Senior Vice Presidents as of January 8, 1999 (filed as Exhibit 10(aa) to the company's Quarter Report on Form 10-Q for the quarter ended February 28, 1999, and incorporated herein by reference).*

 10(bb) Luby's, Inc. Deferred Compensation Plan effective June 1, 1999 (filed as Exhibit 10(cc) to the company's Quarterly Report on Form 10-Q for the quarter ended May 31, 1999, and incorporated herein by reference).*

 10(cc)    Luby's, Inc. Incentive Bonus Plan for Fiscal 2000
           (filed as Exhibit 10(dd) to the company's Annual
           Report on Form 10-K for the fiscal year ended August 31, 1999, and incorporated herein by reference).*

 11        Statement re computation of per share earnings.

 99(a)     Corporate Governance Guidelines of Luby's Cafeterias,
           Inc. as amended January 14, 2000.


*Denotes management contract or compensatory plan or arrangement.