Form 10-Q
period 2000-05-31
LUBYS CAFETERIAS INC
filed 2000-07-10
CIK 16099

FORM 10-Q

                 UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                          Washington, D. C. 20549

(Mark One)

[x]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2000

                                    OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________________ to _______________________

Commission file number:  1-8308

                                  Luby's, Inc.
________________________________________________________________________________
               (Exact name of registrant as specified in its charter)

            Delaware                                          74-1335253
_______________________________                          _______________________
(State or other jurisdiction of                            (I.R.S. Employer
incorporation or organization)                             Identification No.)

            2211 Northeast Loop 410, P. O. Box 33069
                   San Antonio, Texas                         78265-3069
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

   Common Stock:  22,420,375 shares outstanding as of June 30, 2000
                  (exclusive of 4,982,692 treasury shares)

                     Part I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                                  LUBY'S, INC.
                        CONSOLIDATED STATEMENTS OF INCOME

                                  (UNAUDITED)

                                       Three Months Ended    Nine Months Ended
                                           May 31,                May 31,
                                      2000        1999         2000      1999
                                      ____        ____         ____      ____
                                   (Amounts in thousands except per share data)

Sales                               $126,281    $127,084     $371,349  $376,563

Costs and expenses:
  Cost of food                        32,955      29,720       93,177    91,742
  Payroll and related costs           39,255      38,929      115,465   115,382
  Occupancy and other
   operating expenses                 39,381      39,110      118,066   116,982
  General and administrative
   expenses	                           5,243       5,351       16,105    17,105
                                    ________    ________     ________  ________
                                     116,834     113,110      342,813   341,211
                                    ________    ________     ________  ________
      Income from operations           9,447      13,974       28,536    35,352

Interest expense                      (1,645)     (1,165)      (3,954)   (3,611)
Other income, net                        573         338        1,872     1,238
                                    ________    ________     ________  ________
      Income before income taxes       8,375      13,147       26,454    32,979

Provision for income taxes             2,540       4,371        8,831    11,312
                                    ________    ________     ________  ________
      Net income                    $  5,835    $  8,776     $ 17,623  $ 21,667
                                    ________    ________     ________  ________
Net income per share - basic and
  assuming dilution                     $.26        $.39         $.79      $.96
                                    ________    ________     ________  ________
Cash dividends per share                $.20        $.20         $.60      $.60
                                    ________    ________     ________  ________

Average number of shares outstanding  22,420      22,420       22,420    22,680

See accompanying notes.

                           Part I - FINANCIAL INFORMATION (continued)

Item 1.  Financial Statements (continued).

                                  LUBY'S, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                  (UNAUDITED)
                                                     May 31,        August 31,
                                                      2000             1999
                                                      ____             ____
                                                      (Thousands of dollars)

                                      ASSETS

Current assets:
  Cash and cash equivalents                          $  1,607        $    286
  Trade accounts and other receivables                    467             584
  Food and supply inventories                           3,930           3,686
  Prepaid expenses                                      4,479           4,552
  Deferred income taxes                                 1,417             956
                                                     ________        ________
    Total current assets                               11,900          10,064

Property held for sale                                 11,865          12,322
Investments and other assets                            6,004           9,221
Property, plant, and equipment - at cost, net         344,680         314,418
                                                     ________        ________
                                                     $374,449        $346,025
                                                     ________        ________


                         LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                   $ 18,753        $ 19,686
  Dividends payable                                     4,484           4,484
  Accrued expenses and other liabilities               21,191          25,260
  Income taxes payable                                 (2,669)            382
                                                     ________        ________
    Total current liabilities                          41,759          49,812

Long-term debt                                        109,000          78,000
Deferred income taxes and other credits                16,236          15,009

Shareholders' equity:
  Common stock                                          8,769           8,769
  Paid-in capital                                      27,175          27,096
  Retained earnings                                   277,336         273,165
  Less cost of treasury stock                        (105,826)       (105,826)
                                                     ________        ________
    Total shareholders' equity                        207,454         203,204
                                                     ________        ________
                                                     $374,449        $346,025
                                                     ________        ________

See accompanying notes.

                         Part I - FINANCIAL INFORMATION (continued)

Item 1.  Financial Statements (continued).

                                   LUBY'S, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)

                                                       Nine Months Ended
                                                            May 31,
                                                       2000        1999
                                                       ____        ____
                                                    (Thousands of dollars)

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                         $ 17,623     $ 21,667
  Adjustments to reconcile net income to net
   cash provided by operating activities:
      Depreciation and amortization                    16,847       14,886
      Decrease in accrued expenses and
       other liabilities                               (4,069)      (2,686)
      Other, net                                       (3,906)       5,311
                                                      _______      _______
        Net cash provided by operating activities      26,495       39,178
                                                      _______      _______

CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from disposal of property held for sale      1,010        5,020
  Purchases of land held for future use                (2,905)      (4,563)
  Purchases of property, plant, and equipment         (40,827)     (16,636)
                                                      _______      _______
        Net cash used in investing activities         (42,722)     (16,179)
                                                      _______      _______

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net borrowings under revolving credit agreement      31,000        1,000
  Purchases of treasury stock                             ---      (13,389)
  Dividends paid                                      (13,452)     (13,674)
                                                      _______      _______
        Net cash provided by (used in)
         financing activities                          17,548      (26,063)
                                                      _______      _______
Net increase (decrease) in cash and
 cash equivalents                                       1,321       (3,064)
Cash and cash equivalents at beginning of period          286        3,760
                                                      _______      _______
Cash and cash equivalents at end of period           $  1,607     $    696
                                                      _______      _______

See accompanying notes.

                      Part I - FINANCIAL INFORMATION (continued)

Item 1.  Financial Statements (continued).

                                      LUBY'S, INC.
                     CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                     For the Nine Months Ended May 31, 2000 and 1999

                                      (UNAUDITED)
                                                                               Total
                                        Common Stock    Paid-in   Retained  Shareholders'
                                     Issued   Treasury  Capital   Earnings     Equity
                                     ______   ________  _______   ________  _____________
                                                   (Thousands of dollars)
Balance at August 31, 1998           $8,769  $(92,907)  $27,012   $262,540    $205,414

  Net income for the period             ---       ---       ---     21,667      21,667

  Common stock issued under
   benefit plans, net of shares
   tendered in partial payment
   and including tax benefits           ---        21        37        ---          58

  Cash dividends                        ---       ---       ---    (13,504)    (13,504)

  Purchases of treasury stock           ---   (12,918)      ---        ---     (12,918)
                                     ______ _________   _______   ________    ________
Balance at May 31, 1999              $8,769 $(105,804)  $27,049   $270,703    $200,717
                                     ______ _________   _______   ________    ________

Balance at August 31, 1999           $8,769 $(105,826)  $27,096   $273,165    $203,204

  Net income for the period             ---       ---       ---     17,623      17,623

  Common stock issued under
   benefit plans, net of shares
   tendered in partial payment
   and including tax benefits           ---       ---        79        ---          79

  Cash dividends                        ---       ---       ---    (13,452)    (13,452)
                                     ______ _________   _______   ________    ________

Balance at May 31, 2000              $8,769 $(105,826)  $27,175   $277,336    $207,454
                                     ______ _________   _______   ________    ________

See accompanying notes.

                             Part I - FINANCIAL INFORMATION (continued)

Item 1.  Financial Statements (continued).

                                     LUBY'S, INC.
                            NOTES TO FINANCIAL STATEMENTS
                                   May 31, 2000

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


                     Part I - FINANCIAL INFORMATION (continued)

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources
_______________________________

Cash and cash equivalents increased by $1,321,000 from the end of the preceding fiscal year to May 31, 2000. All capital expenditures for fiscal 2000 are being funded from cash flows from operations, cash equivalents, and long-term debt. Capital expenditures for the nine months ended May 31, 2000, were $43,732,000. As of May 31, 2000, the company owned three undeveloped land sites, two land sites on which restaurants were under construction, and several properties held for sale.

To fund capital expenditures, the company required external financing and borrowed funds under a $125,000,000 line-of-credit agreement. As of May 31, 2000, the amount outstanding under this line of credit was $109,000,000. The company believes that additional financing from external sources can be obtained on terms acceptable to the company in the event such financing is required.

Results of Operations
_____________________

Quarter ended May 31, 2000 compared to the quarter ended May 31, 1999
_____________________________________________________________________

Sales decreased $803,000, or 0.6%, primarily due to the closing of ten restaurants in fiscal year 1999 and three restaurants in fiscal year 2000 and a decline of 4.1% during the quarter in sales volumes at restaurants opened over 18 months. This decline was partially offset by the addition of 11 new restaurants in fiscal 2000 and four during fiscal year 1999.

Cost of food increased $3,235,000, or 10.9%, due to various factors including efforts to increase dinner sales by offering more higher-end entrees such as steak, shrimp, and prime rib and efforts to drive customer traffic in various markets by offering discount coupons. In addition, higher commodity prices, especially for pork, beef and vegetables, had a negative impact on food costs. Although sales declined, payroll and related costs increased slightly due to higher hourly wage rates related to tight labor markets for entry-level employees, which was offset by initiatives to be more labor efficient in the restaurants by using fewer labor hours. Occupancy and other operating expenses increased slightly due to various factors including higher preopening expenses associated with more new store openings as compared to prior year; higher depreciation associated with the new stores, restaurant remodels, and an increase in technology-related spending; higher food-to-go packaging costs related to increased food-to-go sales; and higher credit card fees due to increased credit card usage versus prior year. These increases were partially offset by lower uniform expense due to the completion of the rollout of a new uniform program, lower advertising expenditures, and lower management incentive pay. General and administrative expenses decreased $108,000, or 2.0%, primarily because of lower expenses for profit sharing and bonuses.

Interest expense increased $480,000, or 41.2%, due to higher average borrowings under the line-of-credit agreement and a higher weighted average interest rate during the current period as compared to the same period last year.

Other income increased $235,000 due primarily to the recording of a tenant lease buyout during the current period.

The provision for income taxes declined $1,831,000, or 41.9%, due to lower income before income taxes and because the effective tax rate decreased from 33.2% to 30.3%. The lower effective tax rate was due to the completion of a Federal tax audit covering several periods which resulted in favorable determinations in areas where conservative provisions were previously made regarding job tax credits.

Nine months ended May 31, 2000 compared to the nine months ended May 31, 1999
_____________________________________________________________________________

Sales decreased $5,214,000, or 1.4%, primarily due to the closing of ten restaurants in fiscal 1999 and three restaurants in fiscal 2000. This decline was partially offset by the addition of 11 new restaurant in fiscal 2000 and four in fiscal 1999. In addition, sales volumes at restaurants opened over 18 months decreased approximately 3.3%.

Cost of food increased $1,435,000, or 1.6%, due to various factors including our efforts to increase dinner sales by offering more higher-end entrees such as steak, shrimp, and prime rib and our efforts to drive customer traffic in various markets by offering discount coupons. In addition, higher commodity prices, especially for pork, beef and vegetables, had a negative impact on food costs. Payroll and related costs remained fairly flat in comparison to the prior year. Pressure from higher hourly wage rates was offset by the usage of fewer labor hours in the restaurants. Occupancy and other operating expenses increased $1,084,000, or 0.9%, due primarily to higher preopening expenses associated with more new store openings as compared to the prior year; higher credit card fees due to increased credit card usage versus prior year; higher food-to-go packaging costs related to increased food-to-go sales; and higher depreciation expense associated with the new stores, restaurant remodels, and an increase in technology-related spending. These increases were partially offset by lower uniform expense due to the completion of the rollout of the new uniform program, lower advertising expenditures, and lower management incentive pay. General and administrative expenses declined $1,000,000 or 5.8%, primarily because of lower expenses for profit sharing and bonuses.

Interest expense increased $343,000, or 9.5%, due to higher average borrowings under the line-of-credit agreement and a higher weighted average interest rate.

Other income increased $634,000 due primarily to the recording of gains on the sale of properties which were held for sale and the recording of a tenant lease buyout.

The provision for income taxes decreased $2,481,000, or 21.9%, due primarily to lower income before income taxes. In addition, the effective tax rate decreased from 34.3% to 33.4%. This is due to the completion of a Federal tax audit covering several periods which resulted in favorable determinations in several areas.

The Year 2000
______________

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

    (a)     Exhibits
    ___     ________

   3(a) Certificate of Incorporation of Luby's, Inc., as currently in effect (filed as Exhibit 3(b) to the company's Quarterly Report on Form 10-Q for the quarter ended May 31, 1999, and incorporated herein by reference).

   3(b) Bylaws of Luby's, Inc. as currently in effect (filed as 3(c) to the company's Quarterly Report on Form 10-Q for the quarter ended February 28, 1998, and incorporated herein by reference).

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

  10(a) Form of Deferred Compensation Agreement entered into between Luby's Cafeterias, Inc. and various officers (filed as Exhibit 10(b) to the company's Annual Report on Form 10-K for the fiscal year ended August 31, 1981, and incorporated herein by reference).*

  10(b) Form of Amendment to Deferred Compensation Agreement between Luby's Cafeterias, Inc. and various officers and former officers adopted January 14, 1997 (filed as Exhibit 10(b) to the company's Quarterly Report on Form 10-Q for the quarter ended February 28, 1997, and incorporated herein by reference).*

  10(c) Performance Unit Plan of Luby's Cafeterias, Inc. approved by the shareholders January 12, 1984 (filed as Exhibit 10(f) to the company's Annual Report on Form 10-K for the fiscal year ended August 31, 1984, and incorporated herein by reference).*

  10(d) Amendment to Performance Unit Plan of Luby's Cafeterias, Inc. adopted January 14, 1997 (filed as Exhibit 10(h) to the company's Quarterly Report on Form 10-Q for the quarter ended February 28, 1997, and incorporated herein by reference).*

  10(e) Management Incentive Stock Plan of Luby's Cafeterias, Inc. (filed as Exhibit 10(i) to the company's Annual Report on Form 10-K for the fiscal year ended August 31, 1989, and incorporated herein by reference).*

  10(f) Amendment to Management Incentive Stock Plan of Luby's Cafeterias, Inc. adopted January 14, 1997 (filed as Exhibit 10(k) to the company's Quarterly Report on Form 10-Q for the quarter ended February 28, 1997, and incorporated herein by reference).*

  10(g) Nonemployee Director Deferred Compensation Plan of Luby's Cafeterias, Inc. adopted October 27, 1994 (filed as Exhibit 10(g) to the company's Quarterly Report on Form 10-Q for the quarter ended November 30, 1994, and incorporated herein by reference).*

  10(h) Amendment to Nonemployee Director Deferred Compensation Plan of Luby's Cafeterias, Inc. adopted January 14, 1997 (filed as Exhibit 10(m) to the company's Quarterly Report on Form 10-Q for the quarter ended February 28, 1997, and incorporated herein by reference).*

  10(i) Amendment to Nonemployee Director Deferred Compensation Plan of Luby's Cafeterias, Inc. adopted March 19, 1998 (filed as Exhibit 10(o) to the company's Quarterly Report on Form 10-Q for the quarter ended February 28, 1998, and incorporated herein by reference).*

  10(j) Amended and Restated Nonemployee Director Stock Option Plan of Luby's, Inc. approved by the shareholders of Luby's, Inc. on January 14, 2000 (filed as Exhibit 10(j) to the company's Quarterly Report on Form 10-Q for the quarter ended February 29, 2000, and incorporated herein by reference).*

  10(k) Employment Contract dated January 12, 1996, between Luby's Cafeterias, Inc. and John B. Lahourcade (filed as Exhibit 10(i) to the company's Quarterly Report on Form 10-Q for the quarter ended February 29, 1996, and incorporated herein by reference).*

  10(l) Luby's Cafeterias, Inc. Supplemental Executive Retirement Plan dated May 30, 1996 (filed as Exhibit 10(j) to the company's Annual Report on Form 10-K for the fiscal year ended August 31, 1996, and incorporated herein by reference).*

  10(m) Amendment to Luby's Cafeterias, Inc. Supplemental Executive Retirement Plan adopted January 14, 1997 (filed as Exhibit 10(r) to the company's Quarterly Report on Form 10-Q for the quarter ended February 28, 1997, and incorporated herein by reference).*

  10(n) Amendment to Luby's Cafeterias, Inc. Supplemental Executive Retirement Plan adopted January 9, 1998 (filed as Exhibit 10(u) to the company's Quarterly Report on Form 10-Q for the quarter ended February 28, 1999, and incorporated herein by reference).*

  10(o) Amendment to Luby's Cafeterias, Inc. Supplemental Executive Retirement Plan adopted May 21,1999 (filed as Exhibit 10(q) to the company's Quarterly Report on Form 10-Q for the quarter ended
            May 31, 1999, and incorporated herein by reference).*

  10(p) Employment Agreement dated September 15, 1997, between Luby's Cafeterias, Inc. and Barry J.C. Parker (filed as Exhibit 10(u) to the company's Annual Report on Form 10-K for the fiscal year ended August 31, 1997, and incorporated herein by reference).*

  10(q) Amendment dated January 8, 1999, to Employment Agreement between Luby's Cafeterias, Inc. and Barry J.C. Parker (filed as Exhibit 10(r) to the company's Quarterly Report on Form 10-Q for the quarter ended February 28, 1998, and incorporated herein by reference).*

  10(r) Amendment dated October 15, 1999, to Employment Agreement between Luby's Cafeterias, Inc. and Barry J.C. Parker (filed as Exhibit 10(s) to the company's Annual Report on Form 10-K to the fiscal year ended August 31, 1999, and incorporated herein by reference).*

  10(s) Term Promissory Note of Barry J.C. Parker in favor of Luby's Cafeterias, Inc. dated November 10, 1997, in the original principal sum of $199,999.00 (filed as Exhibit 10(v) to the company's Annual Report on Form 10-K for the fiscal year ended August 31, 1997, and incorporated herein by reference).*

  10(t) Stock Agreement dated November 10, 1997, between Barry J.C. Parker and Luby's Cafeterias, Inc. (filed as Exhibit 10(w) to the company's Annual Report on Form 10-K for the fiscal year ended August 31, 1997, and incorporated herein by reference).*

  10(u) Luby's Cafeterias, Inc. Nonemployee Director Phantom Stock Plan adopted March 19, 1998 (filed as Exhibit 10(aa) to the company's Quarterly Report on Form 10-Q for the quarter ended February 28, 1998, and incorporated herein by reference).*

  10(v) Salary Continuation Agreement dated May 14, 1998, between Luby's Cafeterias, Inc. and Sue Elliott (filed as Exhibit 10(cc) to the company's Quarterly Report on Form 10-Q for the quarter ended May 31, 1998, and incorporated herein by reference).*

  10(w) Salary Continuation Agreement dated June 1, 1998, between Luby's Cafeterias, Inc. and Alan M. Davis (filed as Exhibit 10(dd) to the company's Quarterly Report on Form 10-Q for the quarter ended
            May 31, 1998, and incorporated herein by reference).*

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

  99(a)     Corporate Governance Guidelines of Luby's, Inc. as amended
            January 14, 2000 (filed as Exhibit 99(a) to the company's Quarterly Report on Form 10-Q for the quarter ended February 29, 2000, and incorporated herein by reference).

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

                                                    LUBY'S, INC.
                                                    (Registrant)


                                                By:  BARRY J.C. PARKER
                                                     _____________________
                                                     Barry J.C. Parker
                                                     President and
                                                     Chief Executive Officer




                                                By:  LAURA M. BISHOP
                                                     ______________________
                                                     Laura M. Bishop
                                                     Senior Vice President and
                                                     Chief Financial Officer

Dated:  July 10, 2000


                                  EXHIBIT INDEX

  Number    Document
  ______    ________

    3(a) Certificate of Incorporation of Luby's, Inc., as currently in effect (filed as Exhibit 3(b) to the company's Quarterly Report on Form 10-Q for the quarter ended May 31, 1999, and incorporated herein by reference).

    3(b) Bylaws of Luby's, Inc. as currently in effect (filed as 3(c) to the company's Quarterly Report on Form 10-Q for the quarter ended February 28, 1998, and incorporated herein by reference).

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

   10(g)    Nonemployee Director Deferred Compensation Plan of
            Luby's Cafeterias, Inc. adopted October 27, 1994 (filed as Exhibit 10(g) to the company's Quarterly Report on Form 10-Q for the quarter ended November 30, 1994, and incorporated herein by reference).*

   10(h) Amendment to Nonemployee Director Deferred Compensation Plan of Luby's Cafeterias, Inc. adopted January 14, 1997 (filed as Exhibit 10(m) to the company's Quarterly Report on Form 10-Q for the quarter ended February 28, 1997, and incorporated herein by reference).*

   10(i) Amendment to Nonemployee Director Deferred Compensation Plan of Luby's Cafeterias, Inc. adopted March 19, 1998 (filed as Exhibit 10(o) to the company's Quarterly Report on Form 10-Q for the quarter ended February 28, 1998, and incorporated herein by reference).*

   10(j) Amended and Restated Nonemployee Director Stock Option Plan of Luby's, Inc. approved by the shareholders of Luby's, Inc. on January 14, 2000 (filed as Exhibit 10(j) to the company's Quarterly Report on Form 10-Q for the quarter ended February 29, 2000, and incorporated herein by reference).*

   10(k) Employment Contract dated January 12, 1996, between Luby's Cafeterias, Inc. and John B. Lahourcade (filed as Exhibit 10(i) to the company's Quarterly Report on Form 10-Q for the quarter ended February 29, 1996, and incorporated herein by reference).*

   10(l) Luby's Cafeterias, Inc. Supplemental Executive Retirement Plan dated May 30, 1996 (filed as Exhibit 10(j) to the company's Annual Report on Form 10-K for the fiscal year ended August 31, 1996, and incorporated herein by reference).*

   10(m)    Amendment to Luby's Cafeterias, Inc. Supplemental
            Executive Retirement Plan adopted January 14, 1997
            (filed as Exhibit 10(r) to the company's Quarterly Report on Form 10-Q for the quarter ended February 28, 1997, and incorporated herein by reference).*

   10(n)    Amendment to Luby's Cafeterias, Inc. Supplemental
            Executive Retirement Plan adopted January 9, 1998
            (filed as Exhibit 10(u) to the company's Quarterly Report on Form 10-Q for the quarter ended February 28, 1999, and incorporated herein by reference).*

   10(o) Amendment to Luby's Cafeterias, Inc. Supplemental Executive Retirement Plan adopted May 21,1999 (filed as Exhibit 10(q) to the company's Quarterly Report on Form 10-Q for the quarter ended May 31, 1999, and incorporated herein by reference).*

   10(p) Employment Agreement dated September 15, 1997, between Luby's Cafeterias, Inc. and Barry J.C. Parker (filed as
            Exhibit 10(u) to the company's Annual Report on Form 10-K for the fiscal year ended August 31, 1997, and incorporated herein by reference).*

   10(q) Amendment dated January 8, 1999, to Employment Agreement between Luby's Cafeterias, Inc. and Barry J.C. Parker (filed as Exhibit 10(r) to the company's Quarterly Report on Form 10-Q for the quarter ended February 28, 1998, and incorporated herein by reference).*

   10(r) Amendment dated October 15, 1999, to Employment Agreement between Luby's Cafeterias, Inc. and Barry J.C. Parker (filed as Exhibit 10(s) to the company's Annual Report on Form 10-K to the fiscal year ended August 31, 1999, and incorporated herein by reference).*

   10(s) Term Promissory Note of Barry J.C. Parker in favor of Luby's Cafeterias, Inc. dated November 10, 1997, in the original principal sum of $199,999.00 (filed as Exhibit 10(v) to the company's Annual Report on Form 10-K for the fiscal year ended August 31, 1997, and incorporated herein by reference).*

   10(t) Stock Agreement dated November 10, 1997, between Barry J.C. Parker and Luby's Cafeterias, Inc. (filed as Exhibit 10(w) to the company's Annual Report on Form 10-K for the fiscal year ended August 31, 1997, and incorporated herein by reference).*

   10(u)    Luby's Cafeterias, Inc. Nonemployee Director Phantom
            Stock Plan adopted March 19, 1998 (filed as Exhibit 10(aa) to the company's Quarterly Report on Form 10-Q for the quarter ended February 28, 1998, and incorporated herein by reference).*

   10(v) Salary Continuation Agreement dated May 14, 1998, between Luby's Cafeterias, Inc. and Sue Elliott (filed as Exhibit 10(cc) to the company's Quarterly Report on Form 10-Q for the quarter ended May 31, 1998, and incorporated herein by reference).*

   10(w) Salary Continuation Agreement dated June 1, 1998, between Luby's Cafeterias, Inc. and Alan M. Davis (filed as Exhibit 10(dd) to the company's Quarterly Report on Form 10-Q for the quarter ended May 31, 1998, and incorporated herein by reference).*

   10(x) Luby's Incentive Stock Plan adopted October 16, 1998 (filed as Exhibit 10(cc) to the company's Annual Report on Form 10-K for the fiscal year ended August 31, 1998, and incorporated herein by reference).*

   10(y) Incentive Bonus Plan for Fiscal 1999 adopted October 16, 1998 (filed as Exhibit 10(dd) to the company's Annual
            Report on Form 10-K for the fiscal year ended August 31, 1998, and incorporated herein by reference).*

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

   99(a) Corporate Governance Guidelines of Luby's, Inc. as amended January 14, 2000 (filed as Exhibit 99(a) to the company's Quarterly Report on Form 10-Q for the quarter ended
            February 29, 2000, and incorporated herein by reference).

*Denotes management contract or compensatory plan or arrangement.