Form 10-K405
period 2000-08-31
LUBYS CAFETERIAS INC
filed 2000-11-29
CIK 16099

FORM 10-K

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C.   20549

(Mark One)

[X]              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                          SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended August 31, 2000
                                             OR

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the shares of Common Stock of the registrant held by non-affiliates of the registrant as of October 31, 2000, was approximately $112,028,000 (based upon the assumption that directors and officers are the only affiliates).

As of November 27, 2000, there were 22,420,375 shares of the registrant's Common Stock outstanding, exclusive of 4,982,692 treasury shares.

                   DOCUMENTS INCORPORATED BY REFERENCE

Portions of the following document are incorporated by reference into the designated parts of this Form 10-K: proxy statement relating to 2001 annual meeting of shareholders (in Part III).


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

     The Company operates 219 cafeteria-style restaurants under the name "Luby's" located in close proximity to retail centers, business developments, and residential areas in Arizona, Arkansas, Florida, Louisiana, Mississippi, Missouri, New Mexico, Oklahoma, Tennessee, and Texas. Of the 219 restaurants operated by the Company, 133 are at locations owned by the Company and 86 are on leased premises.

     The Company's restaurants constructed prior to 1999 typically contain 9,000 to 10,500 square feet of floor space and seat 250 to 300 guests. The Company has redesigned its standard restaurant building to be more contemporary and more efficient and to appeal to a wider range of customers. The new prototype restaurants typically contain 6,000 to 8,600 square feet of floor space and seat 170 to 214 guests.

Marketing

     The Company's product strategy is to provide a wide variety of freshly cooked foods in an attractive and informal environment. The Company's research has shown that its products appeal to a broad range of value-oriented consumers with particular success among families with children, seniors, shoppers, and business people looking for a quick, homestyle meal at a reasonable price.

     During fiscal 2000 the Company spent approximately 2.1% of sales on marketing, including radio and television advertising and product-specific promotions. The marketing budget for fiscal 2001 is approximately 2.1% of sales, with most of the amount allocated to radio and television advertising.

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

     The Company's restaurants cater primarily to shoppers and office or store personnel for lunch and to families for dinner. The Company's restaurants are open for lunch and dinner seven days a week. All of the restaurants sell take-out orders, and most of them have separate food-to-go entrances. Take-out orders accounted for approximately 13% of sales in fiscal 2000.

     During fiscal 1999 the Company tested the addition of drive-thru windows, and the results were encouraging. By the end of fiscal 2000, 64 restaurants had drive-thrus, and the Company plans to remodel additional restaurants to include drive-thrus and expanded food-to-go areas. Management believes there is excellent potential for growth in the Company's food-to-go business.

     Each restaurant is operated as a separate unit under the control of a manager who has responsibility for day-to-day operations, including menu planning and personnel employment and supervision. Each restaurant manager is compensated on the basis of his or her restaurant's profits. Management believes that granting broad authority to its restaurant managers and compensating them on the basis of their performance are significant factors in the profitability of its restaurants. Of the 219 senior managers employed by the Company, 171 have been with the Company for more than ten years.
Generally, an individual is employed for a period of five to seven years before he or she is considered qualified to become a senior manager.

     In 1999 the Company implemented a centralized purchasing arrangement to obtain the economies of bulk purchasing and volume pricing for substantially all food products used in the Company's restaurants. The arrangement involves a prime vendor for each of the Company's three major regions. The
Company believes that alternative sources of supply are readily available in the event the centralized purchasing arrangement is terminated.

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

     As of November 2000, the Company had approximately 14,000 employees, consisting of 13,090 nonmanagement restaurant personnel; 750 restaurant managers, associate managers, and assistant managers; and 160 executive, administrative, and clerical personnel. Employee relations are considered to be good, and the Company has never had a strike or work stoppage. The Company is not subject to any collective bargaining agreements.

Expansion and Store Closings

     During the fiscal year ended August 31, 2000, the Company opened 11 new restaurants, relocated four restaurants, and closed three underperforming units.

     Since August 31, 2000, the Company has closed 12 underperforming restaurants. During fiscal 2001, the Company expects to relocate one restaurant and to open one new restaurant.

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

     The costs of opening new restaurants vary widely, depending on whether the facilities are to be leased or owned, and if owned, on site acquisition and construction costs. The Company estimates that in recent years it has cost $2,000,000 to $2,800,000 to construct, equip, and furnish a new restaurant in a freestanding building under normal conditions, including land acquisition costs. The approximate cost to finish out, equip, and furnish a new restaurant in a leased facility has ranged from $1,200,000 to $1,400,000.

Waterstreet Joint Venture

     In January 1996 the Company announced a joint venture agreement with Waterstreet, Inc., a seafood restaurant company operating in Corpus Christi, Fort Worth and San Antonio, Texas. The venture was terminated during fiscal 2000.

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

Competition and Other Factors

     The foodservice business is highly competitive, and there are numerous restaurants and other foodservice operations in each of the markets where the Company operates. The quality of the food served, in relation to its price, and public reputation are important factors in foodservice competition. Neither the Company nor any of its competitors has a significant share of the total market in any area in which the Company competes. The Company believes that its principal competitors include family-style and casual-dining restaurants, buffets, and quick-service restaurants in the home-meal-replacement category.

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

     Of the 219 restaurants operated by the Company, 86 are at locations held under leases, including 49 in regional shopping malls. Most of the leases provide for a combination of fixed-dollar and percentage rentals. Most of the leases require the lessee to pay additional amounts related to property taxes, hazard insurance, and maintenance of common areas.

     See Notes 5 and 8 of Notes to Financial Statements for information concerning the Company's lease rental expenses, lease commitments, and construction commitments. Of the 86 restaurant leases, the current terms of 27 expire from 2001 to 2005, 28 from 2006 to 2010, and 31 thereafter. Seventy of the leases can be extended beyond their current terms at the Company's option.

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

     The Company's restaurants are located in ten states as follows: 11 in Arizona, five in Arkansas, five in Florida, two in Louisiana, two in Mississippi, two in Missouri, three in New Mexico, eight in Oklahoma, eight in Tennessee, and 173 in Texas.

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

Item 4.  Submission of Matters to a Vote of Security Holders.


     No matter was submitted during the fourth quarter of the fiscal year ended August 31, 2000, to a vote of security holders of the Company.

Item 4A.  Executive Officers of the Registrant.

     Certain information is set forth below concerning the executive officers of the Company, each of whom has been elected to serve until the 2000 annual meeting of shareholders and until his or her successor is duly elected and qualified.

                          Served as
                           Officer       Positions with Company and
Name                        Since    Principal Occupation Last Five Years  Age
________________________  ________   ____________________________________  ___

David B. Daviss            1997       Chairman of the Board (since Oct.    64
                                      1997); Acting Chief Executive
                                      Officer (since Sept. 2000)(May-Oct.
                                      1997); Director since 1984;
                                      Chairman of the Executive
                                      Committee and a member of the
                                      Corporate Governance Committee;
                                      investor.

Alan M. Davis              1998       Senior Vice President-Development     48
                                      (since Nov. 2000); Senior Vice
                                      President-Real Estate Development
                                      (1998-2000); Vice President
                                      of Real Estate, Boston Chicken, Inc.
                                      and Boston Chicken Real Estate
                                      Investments, Inc. prior to May 1998.

S. Darrell Wood            1997       Senior Vice President-Head of Field   38
                                      Operations (since Nov. 2000); Senior
                                      Vice President-Operations (Apr. -
                                      Oct. 2000); Vice President-
                                      New Concept Development (1998-1999);
                                      Area Vice President (1997-1998);
                                      Restaurant Manager prior to 1997.

Raymond C. Gabrysch        1988       Senior Vice President-Operations      49
                                      (since Sept. 1997); Senior Vice
                                      President-Human Resources (Jan.-
                                      Aug. 1997); Vice President-Human
                                      Resources (1996); Area Vice
                                      President prior to 1996.

Clyde C. Hays III          1985       Senior Vice President-Operations      49
                                      (since Jan. 1996); Vice President-
                                      Operations prior to 1996.

Drew R. Fuller, Jr.        2000       Secretary (since Oct. 2000); Member   42
                                      of law firm of Cauthorn Hale
                                      Hornberger Fuller Sheehan Becker &
                                      Beiter, Incorporated since 1993.

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

      Fiscal Quarter                              Quarterly
      Ended                High        Low      Cash Dividend
      _________________   ______      ______    ______________

      November 30, 1998   $16.25      $13.38         $.20
      February 28, 1999    16.00       13.59          .20
      May 31, 1999         18.63       13.50          .20
      August 31, 1999      17.13       13.31          .20
      November 30, 1999    14.13       11.31          .20
      February 29, 2000    11.94        9.69          .20
      May 31, 2000         10.69        8.75          .20
      August 31, 2000       9.63        5.63          .10

     As of September 8, 2000, there were approximately 4,280 record holders of the Company's common stock. After the fiscal year end, the Company suspended payment of quarterly dividends. Future dividend policy will be determined by, among other things, the Company's operating results and cash requirements.

Item 6.  Selected Financial Data.


Five-Year Summary of Operations
(Thousands of dollars except per share data)
                                                  Years ended August 31,
                                    2000       1999       1998       1997       1996
                                  ________   ________   ________   ________   ________

Sales                             $493,384   $501,493   $508,871   $495,446   $450,128

Costs and expenses:
 Cost of food                      125,167    122,418    129,126    121,287    110,008
 Payroll and related costs         155,769    154,817    155,152    146,940    124,333
 Occupancy and other operating
  expenses                         159,793    155,828    154,501    150,638    132,595
 General and administrative
  expenses                          20,999     22,031     22,061     19,451     20,217
 Provision for asset impairments
  and store closings                14,544          -     36,852     12,432          -
                                  ________   ________   ________   ________   ________
                                   476,272    455,094    497,692    450,748    387,153
                                  ________   ________   ________   ________   ________

      Income from operations        17,112     46,399     11,179     44,698     62,975
                                  ________   ________   ________   ________   ________

Other income (expenses):
 Interest expense                   (5,908)    (4,761)    (5,078)    (4,037)    (2,130)
 Interest and other                  2,217      1,846      1,778      2,001      1,697
                                  ________   ________   ________   ________   ________
                                    (3,691)    (2,915)    (3,300)    (2,036)      (433)
                                  ________   ________   ________   ________   ________
      Income before income taxes    13,421     43,484      7,879     42,662     62,542

Provision for income taxes           4,296     14,871      2,798     14,215     23,334
                                  ________   ________   ________   ________   ________
      Net income                  $  9,125   $ 28,613   $  5,081   $ 28,447   $ 39,208
                                  ________   ________   ________   ________   ________

Net income per common share -
 basic                            $   0.41   $   1.27   $   0.22   $   1.22   $   1.66
                                  ________   ________   ________   ________   ________

Net income per common share -
 assuming dilution                $   0.41   $   1.26   $   0.22   $   1.21   $   1.64
                                  ________   ________   ________   ________   ________

Cash dividend declared per common
 share                            $   0.70   $   0.80   $   0.80   $   0.80   $   0.74
                                  ________   ________   ________   ________   ________

At year-end:
 Total assets                     $367,094   $346,025   $339,041   $368,778   $335,290
 Long-term debt                   $116,000   $ 78,000   $ 73,000   $ 84,000   $ 41,000
Number of restaurants                  231        223        229        229        204



Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

     During the last several years the Company has funded all capital expenditures from internally generated funds, cash equivalents, and long-term debt. Capital expenditures for fiscal 2000 were $56,872,000, a 47% increase from fiscal 1999. The increase in fiscal 2000 resulted in part from the opening of 11 new restaurants, four relocations, and two restaurants under construction at August 31, 2000, as compared to the opening of four new restaurants in fiscal 1999, one relocation, and six restaurants under construction at August 31, 1999. As part of the Company's strategic initiative to expand into smaller Texas markets, included in the 11 new restaurants in fiscal 2000 were five small market prototype restaurants. Fiscal 2000 capital expenditures also included approximately $16 million related to other strategic initiatives, including food-to-go expansions, drive-thrus, or remodels in over 40 restaurants.

     Capital expenditures for fiscal 2001 are expected to approximate $23 million. Plans for fiscal 2001 include the opening of one new restaurant and the relocation of one restaurant, both on sites owned by the Company. As of August 31, 2000, the Company owned two undeveloped restaurant sites, and several land site acquisitions were in varying stages of negotiation. Fiscal 2001 capital expenditures also include approximately $12 million related to food-to-go expansions with the addition of drive-thrus and remodels. Approximately 40 projects are planned, 25 of which will include drive-thru additions. Construction costs for new restaurants, food-to-go expansions, and remodels are expected to be funded by cash flow from operations and long-term debt. The Company also anticipates that proceeds from property held for sale will partially offset future capital requirements.

     The Company generated cash from operations of $35,266,000 in fiscal 2000. The Company had $116,000,000 outstanding at August 31, 2000, under a $125,000,000 credit facility with a syndication of four banks. At August 31, 2000, the Company had a working capital deficit of $31,420,000 which compares to the prior year's working capital deficit of $39,748,000. The working capital position improved during fiscal 2000 due primarily to the decrease in dividends payable and income taxes payable of $6,373,000 in total. The Company typically carries current liabilities in excess of current assets because cash generated from operating activities is reinvested in capital expenditures.

     Effective October 2000, the Company amended its credit facility agreement that, among other things, modified the net worth covenant effective August 31, 2000, modified the leverage covenant effective October 2000, and added a fixed charge coverage ratio for the remaining term of the agreement, beginning in the quarter ending November 30, 2000. The amendment did not modify the total amount of the credit facility, which remains at $125 million. See further discussion in Note 4 of the Consolidated Financial Statements.

     The Company believes that funds generated from operations and short-term or long-term financing from external sources, which can be obtained on terms acceptable to the Company, are adequate for its foreseeable needs.

Results of Operations

Fiscal 2000 Compared to Fiscal 1999

     Sales decreased $8,109,000, or 1.6%, primarily due to the decline in sales volumes at restaurants opened over 18 months of approximately 3.9%. Part of the decrease was also caused by the closing of ten restaurants in fiscal 1999 and three restaurants in fiscal 2000. This decline was partially offset by the addition of 11 new restaurants in fiscal 2000 and four in fiscal 1999.

     Cost of food increased $2,749,000, or 2.2%, due to various factors, including efforts to increase dinner sales by offering more higher-end entrees such as steak, shrimp, and prime rib and efforts to drive customer traffic in various markets by offering discount coupons. In addition, higher commodity prices, especially for pork, beef, and vegetables, had a negative impact on food costs. In the second half of the fiscal year, food costs were also impacted by the testing of various "value-added" products in most of the restaurants, which by their nature are more expensive since they have a labor component built into the cost. In restaurants where the Company was unable to lower labor hours due to minimum production deployments, the usage level of these products was cut back beginning in July 2000.

     Although sales decreased, payroll and related costs increased by $952,000, or 0.6%, in comparison to the prior year. Pressure from higher hourly wage rates was partially offset by the usage of fewer labor hours in the restaurants. Occupancy and other operating expenses increased $3,965,000, or 2.5%, due primarily to higher utility costs due to increased rates; higher property taxes related to new stores and remodels; higher preopening expenses associated with more new store openings as compared to the prior year; higher credit card fees due to increased credit card usage versus prior year; higher food-to-go packaging costs related to increased food-to-go sales; and higher depreciation expense associated with the new stores, restaurant remodels, and an increase in technology-related spending. These increases were partially offset by lower uniform expense due to the completion of the rollout of the new uniform program and lower management incentive pay as a result of lower sales and profits. General and administrative expenses declined $1,032,000, or 4.7%, primarily because of lower expenses for profit sharing and bonuses.

     As a result of its continuing efforts to redeploy both capital and human resources to improve the Company's financial performance and strengthen the organization, the Company recorded a pretax charge to operating costs of $14.5 million during the fourth quarter for store closings, associated closing costs, asset impairment charges in accordance with Statement of Financial Accounting Standards No. 121 (FAS 121), "Accounting for the Impairment of Long-Lived Assets to be Disposed of," and other unusual charges. The principal components of the 2000 charge were as follows:

   - $7.7 million for the closing of 15 restaurants that had not met the Company's return on invested capital and sales growth requirements.
     This charge included the cost to write down the properties and equipment to net realizable value and estimated costs for the settlement of lease obligations, legal and professional fees, severance costs, and other exit costs. Other exit costs included estimated incremental increases in workers' compensation and health and welfare costs related to claims prior to the exit plan and attributable to the exit plan. Eleven of the 15 units were closed in September 2000, and the remaining four are planned for closure prior to August 31, 2001.

   - $3.2 million for asset impairments of six restaurant properties which the Company plans to continue to operate. The carrying values of the assets were written down to the estimated future discounted cash flows or fully written off in the case of negative future cash flows. Estimated future cash flows were based on a regression analysis of averages for similar restaurants, discounted at the Company's weighted average cost of capital.

   - $1.3 million for the write-down of computer-related equipment and software. The write-down included the abandonment of a payroll-related software package and several point-of-sale (POS) systems. The POS systems were replaced with new touch-screen systems to provide better information and customer service, especially in the food-to-go expansions. As these items have been abandoned, the remaining book value of these assets was written off.

   - $1.2 million additional write-down on surplus properties held for sale. These properties were written down to the lower of their historical carrying costs or estimated net realizable values.

   - $1.1 million related to other unusual charges. The primary component of this charge was the write-off of the remaining asset balance related to L&W Seafood, Inc., a joint venture originally established between the Company and Waterstreet, Inc. The Company sold its interest in the joint venture to Waterstreet, Inc. during November 1999. During the fourth quarter, L&W Seafood, Inc. defaulted under the terms of the note agreement.

     At August 31, 2000 and 1999, the Company had a reserve for store closings of $1.8 million and $5.1 million, respectively. It is anticipated that all material cash outlays required for these store closings will be made prior to August 31, 2001. The following is a summary of the types and amounts recognized as accrued expenses together with cash payments made against such accruals for the three years ended August 31, 2000:

                                              Legal
                                               and
                                     Lease    Profes-            Other
                                  Settlement  sional  Workforce  Exit   Total
                                     Costs     Fees   Severance  Costs  Reserve
                                  _____________________________________________
                                               (Thousands of dollars)

Reserve balance at August 31, 1997       -        -        -        -        -
  Additions/(reductions)             4,537      985      260      390    6,172
                                  _____________________________________________

Reserve balance at August 31, 1998   4,537      985      260      390    6,172
  Additions/(reductions)              (224)     150       56     (257)    (275)
  Cash payments                       (406)    (135)    (244)     (45)    (830)
                                  _____________________________________________

Reserve balance at August 31, 1999   3,907    1,000       72       88    5,067
  Additions/(reductions)               675      350      375      300    1,700
  Cash payments                     (3,817)    (975)     (72)     (88)  (4,952)
                                  _____________________________________________

Reserve balance at August 31, 2000     765      375      375      300    1,815
                                  _____________________________________________

See further discussion in Note 2 of the Consolidated Financial Statements.

     Interest expense of $5,908,000 for fiscal 2000 was incurred in conjunction with borrowings under the credit facility and is net of $958,000 capitalized on qualifying properties. The increase from fiscal 1999 of $1,147,000, or 24%, was due primarily to higher average borrowings under the line-of-credit agreement and a higher weighted average interest rate.

     Other income increased $371,000 due primarily to the recording of gains on the sale of properties which were held for sale and the recording of a tenant lease buyout.

     The provision for income taxes decreased $10,575,000, or 71%, due primarily to lower income before income taxes. In addition, the effective tax rate decreased from 34.2% to 32.0%. This was due to the completion of a Federal tax audit covering several periods which resulted in favorable determinations in several areas. The Company anticipates that the effective tax rate for fiscal 2001 will be approximately 35%.

Fiscal 1999 Compared to Fiscal 1998

     Sales decreased $7,378,000, or 1%, due to the closing of ten restaurants in fiscal 1999 and five restaurants in fiscal 1998. This decrease was partially offset by the opening of four new restaurants during fiscal 1999 and five during fiscal 1998. The average sales volume for restaurants opened over 18 months increased slightly to $2,255,000 in fiscal 1999 from $2,253,000 in fiscal 1998.

     Cost of food decreased $6,708,000, or 5%, due primarily to the savings associated with the consolidation of our purchasing under a prime vendor program and the decline in sales. As a percentage of sales, food costs were lower versus the prior year due to various additional factors including increased drink sales from new self-serve drink counters and other sales mix changes, the impact of a new manager compensation plan which provided more of an incentive to improve margins at all sales volumes, and certain menu price increases. Although total sales declined, payroll and related costs remained fairly flat due to higher hourly wage rates related to tight labor markets for entry-level employees. Occupancy and other operating expenses increased $1,327,000, or 1%, due to an increase in advertising expenditures, higher food-to-go packaging costs, and higher costs associated with the rollout of a new uniform program for all hourly employees. This increase was partially offset by fewer restaurants and lower depreciation expense associated with store closings and asset impairments. General and administrative expenses declined slightly due to the recording of a lump sum severance agreement and professional fees associated with the Company's strategic plan recorded in the prior year which were offset by higher corporate salaries and benefits associated with the addition of new positions to support the implementation of the Company's strategic plan and costs relating to increased recruiting and training efforts for store management in the current year.

     As part of its strategic planning efforts, the Company completed an assessment of underperforming restaurants and recorded a $36.9 million pretax charge during fiscal 1998 for stores to be closed, relocated, or impaired. The principal components of the 1998 charge were as follows:

   - $14.7 million for the closing of 14 underperforming restaurants. This charge included the cost to write down the properties and equipment to net realizable value and estimated costs for the settlement of lease obligations, legal and professional fees, and other exit costs. As of August 31, 1999, all but two of these units had been closed.
     The final two units are scheduled for closure in December 2000 and January 2001.

   - $10.7 million for the closing and relocation of 16 restaurants to optimize their market potential. This charge included the cost to write down the properties and equipment to net realizable value.
     Of the 16 units, three have been relocated and five are scheduled for future relocations. In addition, due to changes in operating conditions, the Company decided to close five of these units and will continue to operate three units. The carrying values of the three units that will remain in operation were moved out of property held for sale into operating assets.

   - $11.4 million for asset impairments of 13 restaurants which the Company continued to operate. In accordance with FAS 121, the properties were written down to the estimated future discounted cash flows or fully written off in the case of negative future cash flows. Estimated future cash flows were based on a regression analysis of averages for similar restaurants, discounted at the Company's weighted average cost of capital.

   - $0.1 million additional write-down on surplus properties held for sale. These properties were written down to the lower of their historical carrying costs or estimated net realizable values.

See further discussion in Note 2 of the Consolidated Financial Statements.

     Interest expense of $4,761,000 for fiscal 1999 was incurred in conjunction with borrowings under the credit facility and is net of $409,000 capitalized on qualifying properties. The decrease from fiscal 1998 of $317,000, or 6%, was due primarily to higher capitalized interest on qualifying properties as a result of more construction in fiscal 1999. The average borrowing rate was also slightly lower in fiscal 1999.

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

Item 8.  Financial Statements and Supplementary Data.

                             LUBY'S, INC.
                          FINANCIAL STATEMENTS

                Years Ended August 31, 2000, 1999, and 1998
                   with Report of Independent Auditors

Report of Independent Auditors

The Board of Directors and Shareholders
Luby's, Inc. and Subsidiaries

     We have audited the accompanying consolidated balance sheets of Luby's, Inc. and Subsidiaries at August 31, 2000 and 1999, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the three years in the period ended August 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Luby's, Inc. and Subsidiaries at August 31, 2000 and 1999, and the results of its operations and its cash flows for each of the three years in the period ended August 31, 2000, in conformity with generally accepted accounting principles.

                                               ERNST & YOUNG LLP
San Antonio, Texas
October 9, 2000


                                Luby's, Inc.
                          Consolidated Balance Sheets

                                                            August 31,
                                                        2000          1999
                                                      ________       _______
                                                      (Thousands of dollars)

Assets
Current assets:
 Cash and cash equivalents                            $    679       $    286
 Trade accounts and other receivables                      403            584
 Food and supply inventories                             3,853          3,686
 Prepaid expenses                                        4,481          4,552
 Deferred income taxes                                   1,540            956
                                                      ________       ________
      Total current assets                              10,956         10,064
                                                      ________       ________

Property held for sale                                  13,156         12,322

Investments and other assets:
 Land held for future use                                  756          3,739
 Other assets                                            4,102          5,482
                                                      ________       ________
     Total investments and other assets                  4,858          9,221
                                                      ________       ________

Property, plant, and equipment - at cost, less
 accumulated depreciation and amortization             338,124        314,418
                                                      ________       ________
                                                      $367,094       $346,025
                                                      ________       ________

Liabilities and Shareholders' Equity
Current liabilities:
 Accounts payable                                     $ 19,843       $ 19,686
 Dividends payable                                       2,242          4,484
 Accrued expenses and other liabilities                 24,040         25,260
 Income taxes payable                                   (3,749)           382
                                                      ________       ________
      Total current liabilities                         42,376         49,812
                                                      ________       ________

Long-term debt                                         116,000         78,000

Deferred income taxes and other credits                 10,162          9,942

Reserve for store closings                               1,815          5,067

Commitments and contingencies                                -              -

Shareholders' equity:
 Common stock, $.32 par value; authorized
  100,000,000 shares, issued 27,403,067 shares           8,769          8,769
 Paid-in capital                                        27,202         27,096
 Retained earnings                                     266,596        273,165
 Less cost of treasury stock, 4,982,692
  shares in 2000 and 1999                             (105,826)      (105,826)
                                                      ________       ________
      Total shareholders' equity                       196,741        203,204
                                                      ________       ________

                                                      $367,094       $346,025
                                                      ________       ________
See accompanying notes.



                                  Luby's, Inc.
                        Consolidated Statements of Income

                                              Years Ended August 31,
                                         2000           1999           1998
                                       ________       ________       ________
                                  (Thousands of dollars except per share data)

Sales                                 $493,384        $501,493        $508,871

Costs and expenses:
 Cost of food                          125,167         122,418         129,126
 Payroll and related costs             155,769         154,817         155,152
 Occupancy and other operating
  expenses                             159,793         155,828         154,501
 General and administrative expenses    20,999          22,031          22,061
 Provision for asset impairments
  and store closings                    14,544               -          36,852
                                      ________        ________        ________
                                       476,272         455,094         497,692
                                      ________        ________        ________
      Income from operations            17,112          46,399          11,179

Interest expense                        (5,908)         (4,761)         (5,078)
Other income, net                        2,217           1,846           1,778
                                      ________        ________        ________

      Income before income taxes        13,421          43,484           7,879

Provision (benefit) for income taxes:
 Current                                 4,528          11,558          15,515
 Deferred                                 (232)          3,313         (12,717)
                                      ________        ________        ________
                                         4,296          14,871           2,798
                                      ________        ________        ________
      Net income                      $  9,125        $ 28,613        $  5,081

                                      ________        ________        ________
      Net income per share - basic    $   0.41        $   1.27        $   0.22
                                      ________        ________        ________

      Net income per share -
       assuming dilution              $   0.41        $   1.26        $   0.22
                                      ________        ________        ________

See accompanying notes.



                                 Luby's, Inc.
                 Consolidated Statements of Shareholders' Equity
                                 Common Stock                                 Total
                           Issued           Treasury      Paid-In   Retained Shareholders'
                       Shares  Amount    Shares   Amount  Capital   Earnings  Equity
__________________________________________________________________________________________
                             (Amounts in thousands except per share data)
Balance at
 August 31, 1997       27,403  $8,769  (4,137) $ (93,014)   $26,945   $276,140 $218,840
Net income for the
 year                       -       -       -          -          -      5,081    5,081
Common stock issued
 under benefit
 plans, net of
 shares tendered in
 partial payment and
 including tax benefits     -       -       5        107         67        (65)     109
Cash dividends,
 $.80 per share             -       -       -          -          -    (18,616) (18,616)
                       ______  ______  ______     _______   _______    _______  _______
Balance at
 August 31, 1998       27,403   8,769  (4,132)   (92,907)    27,012    262,540  205,414
Net income for the
 year                       -       -       -          -          -     28,613   28,613
Common stock issued
 under benefit
 plans, net of
 shares tendered in
 partial payment and
 including tax benefits     -       -       -          -         84          -       84
Cash dividends,
 $.80 per share             -       -       -          -          -    (17,988) (17,988)
Purchase of treasury
 Stock                      -       -    (851)   (12,919)         -          -  (12,919)
                       ______  ______  ______    _______    _______    _______  _______
Balance at
 August 31, 1999       27,403   8,769  (4,983)  (105,826)    27,096    273,165  203,204
Net income for the
 year                       -       -       -          -          -      9,125    9,125
Common stock issued
 under benefit
 plans, net of
 shares tendered in
 partial payment and
 including tax benefits     -       -       -          -        106          -      106
Cash dividends,
 $.70 per share             -       -       -          -          -    (15,694) (15,694)
                       ______  ______  ______    _______    _______   ________ ________
Balance at
 August 31, 2000       27,403  $8,769  (4,983) $(105,826)   $27,202   $266,596 $196,741
                       ______  ______  ______    _______    _______   ________ ________

See accompanying notes.




                                 Luby's, Inc.
                     Consolidated Statements of Cash Flows

                                               Years Ended August 31,
                                          2000           1999          1998
                                         _______       ________      ________
                                                (Thousands of dollars)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                               $ 9,125       $28,613        $ 5,081
Adjustments to reconcile net income
 to net cash provided by operating
 activities:
  Depreciation and amortization           22,784        20,025         21,121
  Provision for asset impairments
   and store closings                     14,544             -         36,852
  Gain on disposal of property
   held for sale                            (397)         (382)          (704)
  Loss on disposal of property,
   plant, and equipment                       11            84            142
  Settlements associated with store
   closings                                 (125)         (275)             -
                                         _______      ________       ________
   Cash provided by operating
    activities before changes in
    operating assets and liabilities      45,942        48,065         62,492

  Changes in operating assets and
   liabilities:
   (Increase) decrease in trade
    accounts and other receivables           181           120           (194)
   (Increase) decrease in food and
    supply inventories                      (167)        1,386           (565)
   (Increase) decrease in prepaid expenses    71          (177)          (789)
   (Increase) decrease in other assets      (232)          912         (1,881)
   Increase (decrease )in accounts
    payable                                  (93)        7,204         (1,102)
   Increase (decrease) in accrued
    expenses and other liabilities        (1,114)       (2,887)         3,260
   Decrease in income taxes payable       (4,131)       (1,687)          (337)
   Increase (decrease) in deferred
    income taxes and other credits          (364)        3,168        (12,263)
   Decrease in reserve for store
    closings                              (4,827)         (830)          (664)
                                         _______       _______       ________

    Net cash provided by operating
     activities                           35,266        55,274         47,957

                                         _______       _______       ________
CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from disposal of property
   held for sale                           1,861         5,850          4,888
  Proceeds from disposal of property,
   plant, and equipment                       74           178             73
  Purchases of land held for future use   (3,378)       (6,926)          (933)
  Purchases of property, plant, and
   equipment                             (53,494)      (31,773)       (25,082)
                                         _______       _______       ________
    Net cash used in investing
     activities                          (54,937)      (32,671)       (21,054)
                                         _______       _______       ________

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of common
   stock under stock option plan               -             -             42
  Net borrowings (payments)
   under revolving credit agreement       38,000         5,000        (11,000)
  Purchases of treasury stock                  -       (12,919)             -
  Dividends paid                         (17,936)      (18,158)       (18,615)
                                         _______       _______        _______
    Net cash provided by
     (used in) financing activities       20,064       (26,077)       (29,573)
                                                       _______        _______
Net increase (decrease) in cash
 and cash equivalents                        393        (3,474)        (2,670)

Cash and cash equivalents at
 beginning of year                           286          3,760          6,430
                                         _______       ________       ________
Cash and cash equivalents at end
 of year                                 $   679       $    286       $  3,760
                                         _______       ________       ________
See accompanying notes.


                               Luby's, Inc.
                 Notes to Consolidated Financial Statements
                      August 31, 2000, 1999, and 1998

1.  Nature of Operations and Significant Accounting Policies

Nature of Operations

Luby's, Inc. and Subsidiaries (the Company), based in San Antonio, Texas, owns and operates restaurants in the southern United States. As of August 31, 2000, the Company operated a total of 231 units. The Company locates its restaurants convenient to shopping and business developments as well as to residential areas. Accordingly, the restaurants cater primarily to shoppers and store and office personnel at lunch and to families at dinner.

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

Advertising Expenses

Advertising costs are expensed as incurred. Advertising expense as a percentage of sales approximates 2.1%, 2.4%, and 2.0% for fiscal years 2000, 1999, and 1998, respectively.

Income Taxes

Deferred income taxes are computed using the liability method. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities (temporary differences) and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

Stock-Based Compensation

The Company accounts for its stock compensation arrangements under the provisions of Accounting Principles Board (APB) No. 25, "Accounting for Stock Issued to Employees," and makes the pro forma information disclosures required under the provisions of Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation."

Earnings Per Share

Earnings per share of common stock are calculated under the provisions of SFAS No. 128, "Earnings Per Share."

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

2.  Impairment of Long-Lived Assets and Store Closings

In 2000 and 1998 the Company recorded a charge to operating costs of $14.5 million and $36.9 million, respectively, for asset impairments and store closings. In late fiscal 2000, the Company reviewed its restaurants from a capital strategy standpoint to determine whether the closing of certain units could positively impact sales and profitability at nearby locations while also providing capital funds from the sale of these properties to invest in other more profitable capital projects, such as food-to-go drive-thru expansions. As a result of this review and continual evaluation of possible impairments, the Company recorded a pretax charge of $14.5 million during the fourth quarter of fiscal 2000 for store closings, associated closing costs, asset impairment charges in accordance with Statement of Financial Accounting Standards No. 121 (FAS 121), "Accounting for the Impairment of Long-Lived Assets to be Disposed of," and other unusual charges. The principal components of the 2000 charge were as follows:

   - $7.7 million for the closing of 15 restaurants that had not met the Company's return on invested capital and sales growth requirements. This charge included the cost to write down the properties and equipment to net realizable value and estimated costs for the settlement of lease obligations, legal and professional fees, severance costs, and other exit costs. Eleven of the 15 units were closed in September 2000, and the remaining four are planned for closure prior to August 31, 2001.

   - $3.2 million for asset impairments of six restaurant properties which the Company plans to continue to operate. The carrying values of the assets were written down to the estimated future discounted cash flows or fully written off in the case of negative future cash flows. Estimated future cash flows were based on a regression analysis of averages for similar restaurants, discounted at the Company's weighted average cost of capital.

   - $1.3 million for the write-down of computer-related equipment and software. The write-down included the abandonment of a payroll-related software package and several point-of-sale (POS) systems. The POS systems were replaced with new touch-screen systems to provide better information and customer service, especially in the food-to-go expansions. As these items have been abandoned, the remaining book value of these assets was written off.

   - $1.2 million additional write-down on surplus properties held for sale. These properties were written down to the lower of their historical carrying costs or estimated net realizable values.

   - $1.1 million related to other unusual charges. The primary component of this charge was the write-off of the remaining asset balance related to L&W Seafood, Inc., a joint venture originally established between the Company and Waterstreet, Inc. The Company sold its interest in the joint venture to Waterstreet, Inc. during November 1999. During the fourth quarter, L&W Seafood, Inc. defaulted under the terms of the note agreement.

Prior to August 31, 2000, all restaurant employees of the Company were notified of the possibility of their termination due to future restaurant closures. As of September 30, 2000, approximately 200 employees were terminated, and approximately 100 additional employees will be terminated when the remaining four restaurants are closed during the coming year. The severance cost for these employees was accrued and included in the store closing charge noted above.

The results of operations from the 15 restaurants scheduled for closure were as follows:

                                                      Fiscal Years Ended
                                                         August 31,
                                                  2000      1999      1998
                                                  ________________________
                                                    (Thousands of dollars)

Sales                                            19,296    21,244    22,155
Operating income (loss)                          (1,470)     (205)        8

During 1998 the Company recorded a pretax charge of $36.9 million as a result of the adoption of its strategic plan which included the disposition, relocation, and write-down of several restaurants that had not met management's financial return expectations. The principal components of the 1998 charge were as follows:

   - $14.7 million for the closing of 14 underperforming restaurants. This charge included the cost to write down the properties and equipment to net realizable value and estimated costs for the settlement of lease obligations, legal and professional fees, and other exit costs. As of August 31, 1999, all but two of these units had been closed. The final two units are scheduled for closure in December 2000 and January 2001.

   - $10.7 million for the closing and relocation of 16 restaurants to optimize their market potential. This charge included the cost to write down the properties and equipment to net realizable value. Of the 16 units, three have been relocated and five are scheduled for future relocations. In addition, due to changes in operating conditions, the Company decided to close five of these units and continue to operate three units. The carrying values of the three units that will remain in operation were moved out of property held for sale into operating assets.

   - $11.4 million for asset impairments of 13 restaurants which the Company continued to operate. In accordance with FAS 121, the properties were written down to the estimated future discounted cash flows or fully written off in the case of negative future cash flows. Estimated future cash flows were based on a regression analysis of averages for similar restaurants, discounted at the Company's weighted average cost of capital.

   - $0.1 million additional write-down on surplus properties held for sale. These properties were written down to the lower of their historical carrying costs or estimated net realizable values.

The results of operations from the 12 restaurants that were closed as a result of the fiscal year 1998 strategic plan efforts are shown below. The results of operations from the two remaining units scheduled for closure and the five units originally planned for relocations that were subsequently closed have been included in the operating results disclosure for the fiscal year 2000 closures.

                                                     Fiscal Years Ended
                                                         August 31,


                                                     2000    1999     1998
                                                  ________________________
                                                    (Thousands of dollars)

Sales                                                 -     3,732    14,077
Operating income (loss)                               -    (1,028)   (3,434)

At August 31, 2000 and 1999, the Company had a reserve for store closings of $1.8 million and $5.1 million, respectively. It is anticipated that all material cash outlays required for these store closings will be made prior to August 31, 2001. The following is a summary of the types and amounts recognized as accrued expenses together with cash payments made against such accruals for the three years ended August 31, 2000:

                                               Legal
                                               and
                                     Lease    Profes-            Other
                                  Settlement  sional  Workforce  Exit   Total
                                     Costs     Fees   Severance  Costs  Reserve
                                  _____________________________________________
                                                 (Thousands of dollars)

Reserve balance at August 31, 1997       -        -        -        -        -
  Additions/(reductions)             4,537      985      260      390    6,172
                                  _____________________________________________

Reserve balance at August 31, 1998   4,537      985      260      390    6,172
  Additions/(reductions)              (224)     150       56     (257)    (275)
  Cash payments                       (406)    (135)    (244)     (45)    (830)
                                  _____________________________________________

Reserve balance at August 31, 1999   3,907    1,000       72       88    5,067
  Additions/(reductions)               675      350      375      300    1,700
  Cash payments                     (3,817)    (975)     (72)     (88)  (4,952)
                                  _____________________________________________

Reserve balance at August 31, 2000     765      375      375      300    1,815
                                  _____________________________________________

3.  Property, Plant, and Equipment

The cost and accumulated depreciation of property, plant, and equipment at August 31, 2000 and 1999, together with the related estimated useful lives used in computing depreciation and amortization, are reflected below:

                                                                 Estimated
                                       2000         1999        Useful Lives
                                     ________     ________    _______________
                                     (Thousands of dollars)

Land                                 $ 79,279     $ 75,446                  -
Restaurant equipment and
 furnishings                          144,160      130,533      3 to 15 years
Buildings                             251,260      221,024     20 to 40 years
Leasehold and leasehold
 improvements                          41,215       42,727     Term of leases
Office furniture and equipment         10,504        9,599      5 to 10 years
Transportation equipment                  975          772            5 years
Construction in progress                3,382        7,812                  -
                                     ________     ________

                                      530,775      487,913

Less accumulated depreciation
 and amortization                     192,651      173,495
                                     ________     ________

                                     $338,124     $314,418
                                     ________     ________

Total interest expense incurred for 2000, 1999, and 1998 was $6,866,000, $5,170,000, and $5,354,000, respectively, which approximated the amount paid in each year. The amounts capitalized on qualifying properties in 2000, 1999, and 1998 were $958,000, $409,000, and $276,000, respectively.

4.  Debt

The Company has a $125 million credit facility with a syndication of four banks. As part of this credit facility, the Company has a revolving credit agreement which allows borrowings for varying periods through June 30, 2002, at the lower of the prime rate or other rate options available at the time of borrowing. The credit facility has a negotiated facility fee of .085% on the total commitment. The credit facility also includes a maximum commitment for letters of credit of $20 million. The credit facility contains business covenants which, among other things, impose certain financial restrictions on the Company relating primarily to leverage and net worth.

In addition, the Company has two Interest Rate Protection Agreements (swaps), that fix the rate on a portion of the floating-rate debt outstanding under its revolving line of credit. The swaps are fixed-rate agreements in the notional amounts of $30 million and $15 million. Both swaps have an interest rate of 6.50% and a termination date of June 30, 2002. At August 31, 2000, these swaps were in a net favorable position of approximately $175,000.

Effective October 2000, the Company amended the credit facility agreement that, among other things, modified the net worth covenant, effective August
31, 2000, and the leverage covenant, effective October 2000. The amendment resulted in an increase in the facility fee from .085% to .100%. The amendment also added a fixed-charge coverage ratio to the covenants for the remaining term of the agreement, beginning in the quarter ended November 30, 2000. The amendment did not modify the total amount of the credit facility, which will remain at $125 million.

As of August 31, 2000, the balance outstanding under the revolving credit agreement is $116,000,000 at an interest rate of 6.6%.

At August 31, 2000, letters of credit of approximately $2,932,000 and surety bonds of approximately $6,585,000 have been issued as security for the payment of insurance obligations classified as accrued expenses on the balance sheets.

5.  Leases

The Company conducts part of its operations from facilities which are leased under noncancelable lease agreements. Most of the leases are for periods of ten to twenty-five years and provide for contingent rentals based on sales in excess of a base amount. Approximately 80% of the leases contain renewal options ranging from five to thirty years.

Annual future minimum lease payments under noncancelable operating leases as of August 31, 2000, are as follows:

Years ending August 31:                               (Thousands of dollars)
 2001                                                       $ 6,577
 2002                                                         6,396
 2003                                                         6,249
 2004                                                         5,985
 2005                                                         5,568
 Thereafter                                                  32,263
                                                            _______
Total minimum lease payments                                $63,038
                                                            _______

Total rent expense for operating leases for the years ended August 31, 2000, 1999, and 1998, was as follows:

                                       2000        1999           1998
                                     _______     ________       ________
                                          (Thousands of dollars)

Minimum rentals                      $6,829        $7,052        $7,286
Contingent rentals                      660           843           976
                                     ______        ______        ______

                                     $7,489        $7,895        $8,262
                                     ______        ______        ______

6.  Employee Benefit Plans and Agreements

Incentive Compensation

The Company has various incentive compensation plans covering officers and other key employees that are based upon the achievement of specified earnings goals and performance factors. Awards under the plans are payable in cash and/or in shares of common stock. Charges to expense for distributions under the plans amounted to $-0-, $355,000, and $658,000 in 2000, 1999, and 1998,
respectively.

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

During 1999 the Company authorized 2,000,000 shares of the Company's common stock for the Stock Plan. Under the terms of the Stock Plan, including the 1999 authorization, nonqualified stock options, incentive stock options, and other types of awards for not more than 4,900,000 shares of the Company's common stock may be granted to eligible employees of the Company, including officers.

Following is a summary of activity in the Stock Plan for the three years ended August 31, 2000, 1999, and 1998:

                              Weighted Average
                              Exercise Price Per
                               Share-Options      Options       Options
                                Outstanding      Outstanding    Exercisable
                              ________________   ___________  ___________

Balances - August 31, 1997           21.76         397,298        317,533
Granted                              19.33         488,498              -
Became exercisable                       -               -         11,119
Canceled or expired                  22.63        (111,175)       (92,573)
Exercised                            16.25         (10,375)       (10,375)
                                                 _________      _________
Balances - August 31, 1998           20.17         764,246        225,704
Granted                              15.18       1,532,732              -
Became exercisable                       -               -        113,732
Canceled or expired                  19.49        (260,350)      (161,662)
Exercised                                -               -              -
                                                 _________      _________
Balances - August 31, 1999           16.47       2,036,628        177,774

Granted                              11.40         622,000              -
Became exercisable                       -               -        406,001
Canceled or expired                  15.21        (363,087)       (58,836)
Exercised                                -               -              -
                                                 _________      _________
Balances - August 31, 2000          $15.30       2,295,541        524,939
                                                 _________      _________

Exercise prices for options outstanding as of August 31, 2000, range from $7.81 to $23.75 per share. The weighted average remaining contractual life of these options is 4.40 years. The options exercisable as of August 31, 2000, have a weighted average exercise price of $17.93 per share.

At August 31, 2000 and 1999, the number of stock option shares available to be granted under the plans was 845,510 and 1,004,423 shares, respectively.

The Company has elected to follow APB 25, "Accounting for Stock Issued to Employees." Accordingly, since employee stock options are granted at market price on the date of grant, no compensation expense is recognized. However, SFAS 123 requires presentation of pro forma net income and earnings per share as if the Company had accounted for its employee stock options granted under the fair value method of that statement.

The weighted average fair value of the individual options granted during 2000, 1999, and 1998 is estimated as $1.51, $3.00, and $3.25,respectively, on the date of grant. The impact on net income is minimal; therefore, the pro forma disclosure requirements prescribed by SFAS 123 are not significant to the Company. The fair values were determined using a Black-Scholes option pricing model with the following assumptions:

                                  2000          1999          1998
                                  ____          ____          ____

    Dividend yield                6.90%         5.20%         4.40%
    Volatility                     .22           .19           .18
    Risk-free interest rate       7.00%         7.00%         7.00%
    Expected life                 6.11          6.07          5.16

Deferred Compensation

The Company has a Supplemental Executive Retirement Plan (SERP) for key executives and officers. The SERP is a "target" benefit plan, with the annual lifetime benefit based upon a percentage of average salary during the final five years of service at age 65, offset by several sources of income including benefits payable under deferred compensation agreements, if applicable, the profit sharing plan, and Social Security. SERP benefits will be paid from the Company's assets. The net expense incurred for this plan for the years ended August 31, 2000, 1999, and 1998 was $161,000, $150,000,
and $163,000, respectively, and the unfunded accumulated benefit obligation as of August 31, 2000, 1999, and 1998 was approximately $692,000, $564,000, and
$447,000, respectively.

The Company also has a voluntary 401(k) employee savings plan to provide substantially all salaried and hourly employees of the Company an opportunity to accumulate personal funds for their retirement. These contributions may be made on a before-tax basis to the plan. The Company does not match the participants' contributions to the plan.

During 1999 the Company established a nonqualified deferred compensation plan for highly compensated executives allowing deferral of a portion of their annual salary and up to 100% of bonuses before taxes. The Company does not match any deferral amounts and retains ownership of all assets until distributed. The liability under this deferred compensation plan at August 31, 2000 and 1999, was approximately $287,000 and $39,000, respectively.

Profit Sharing

The Company has a profit sharing plan and retirement trust covering substantially all employees who have attained the age of 21 years and have completed one year of continuous service. The plan is administered by a corporate trustee, is a "qualified plan" under Section 401(a) of the Internal Revenue Code, and provides for the payment of the employee's vested portion of the plan upon retirement, termination, disability, or death. The plan is funded by contributions of a portion of the net earnings of the Company. The plan provides that for each fiscal year in which the Company's net income (before income taxes and before any contribution to the plan) meets certain minimum standards, the Company is obligated to contribute to the plan, at a minimum, an amount equal to a defined percentage of the participants' compensation. In no event will the required contribution exceed 10% of the Company's income before income taxes and before any contribution to the plan. At the discretion of the board of directors, the Company can make a greater contribution than required, subject to certain limitations. The Company's annual contribution to the plan amounted to $700,000, $1,700,000, and $1,800,000 for 2000, 1999, and 1998, respectively.

7.  Income Taxes

The tax effect of temporary differences results in deferred income tax assets and liabilities as of August 31 as follows:

                                                    2000          1999
                                                  ________    ___________
                                                   (Thousands of dollars)

Deferred tax assets:
   Workers' compensation insurance                $ 1,540         $   956
   Deferred compensation                              722             775
   Asset impairments and store closing reserves    14,074          14,523
                                                  _______         _______
     Total deferred tax assets                     16,336          16,254
Deferred tax liabilities:
   Amortization of capitalized interest               641             495
   Depreciation and amortization                   20,477          20,544
   Other                                            1,646           1,875
                                                  _______         _______
     Total deferred tax liabilities                22,764          22,914
                                                  _______         _______
Net deferred tax liability                        $ 6,428         $ 6,660
                                                  _______         _______

The reconciliation of the provision for income taxes to the expected income tax expense (computed using the statutory tax rate) is as follows:

                            2000              1999                1998
                            ____              ____                ____

                      Amount     %      Amount      %       Amount        %
                      ______    ____    _______    ____     _______     ____
                     (Thousands of dollars and as a percent of pretax income)

Normally expected
 income tax expense  $ 4,697    35.0%   $15,219    35.0%    $ 2,758     35.0%

State income taxes       163     1.2        156      .4         114      1.4

Jobs tax credits        (152)   (1.1)      (155)    (.4)        (26)     (.3)

Other differences       (412)   (3.1)      (349)    (.8)        (48)     (.6)
                      ______    ____    _______    ____     _______     ____

                     $ 4,296    32.0%   $14,871    34.2%    $ 2,798     35.5%
                      ______    ____    _______    ____     _______     ____

Cash payments for income taxes for 2000, 1999, and 1998 were $8,659,000 $13,245,000, and $15,852,000, respectively.

8.  Commitments and Contingencies

At August 31, 2000, the Company had two restaurants and several restaurant remodels under construction. The aggregate unexpended cost under the construction contracts was approximately $1,150,000.

The Company has guaranteed loan balances outstanding at August 31, 2000, of $1,724,000 relating to purchases of Company stock made by officers of the Company under an officer loan program. Under the program, shares were purchased by officers; and funding, if necessary, was obtained from an unrelated third party.

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

The Board of Directors periodically authorizes the purchase in the open market of shares of the Company's outstanding common stock. Under such authorizations, the Company purchased -0-, 850,300, and -0- shares of its common stock at a cost of $-0-, $12,919,000, and $-0- during 2000, 1999, and 1998, respectively, which are being held as treasury stock.

10.  Per Share Information

A reconciliation of the numerators and denominators of basic earnings per share and diluted earnings per share for the years ended August 31, 2000, 1999, and 1998, is shown in the table below.

                                                August 31,
                                         2000       1999         1998
                                       ________  __________  __________
                                 (Thousands of dollars except per share data)

Numerator:
  Net income                           $ 9,125     $28,613      $ 5,081
                                       ________  __________  __________
Denominator for basic earnings
  per share -
  weighted average shares               22,420      22,614       23,270
Effect of dilutive securities:
  Employee stock options                     2          23            2
                                       ________  __________  __________
Denominator for earnings
  per share - assuming
  dilution - adjusted
  weighted average shares               22,422      22,637       23,272
                                       ________  __________  __________

Net income per share - basic           $  0.41     $  1.27      $  0.22
                                       ________  __________  __________
Net income per share - assuming
  dilution                             $  0.41     $  1.26      $  0.22
                                       ________  __________  __________

11.  Accrued Expenses and Other Liabilities

Accrued expenses and other liabilities at August 31 consist of:

                                               2000             1999
                                              _______          _______
                                               (Thousands of dollars)

Salaries and bonuses                          $ 7,467          $ 6,815
Rent                                              537              702
Taxes, other than income                        6,115            6,428
Profit sharing plan                               702            1,713
Insurance                                       7,112            9,134
Other                                           2,107              468
                                              _______          _______
                                              $24,040          $25,260
                                              _______          _______

12.  Quarterly Financial Information (Unaudited)

The following is a summary of quarterly unaudited financial information for 2000 and 1999:

                                         Three Months Ended
                                         __________________

                           November 30,  February 29,   May 31,    August 31,
                              1999          2000         2000        2000
                           ________      ________     ________     _________
                             (Thousands of dollars except per share data)

Sales                      $123,144      $121,924     $126,281     $122,035
Gross profit                 54,219        54,417       54,071       49,741
Net income (loss)             6,171         5,617        5,835       (8,498)*
Net income (loss) per
  share                         .28           .25          .26         (.38)*

                                         Three Months Ended
                                         __________________

                           November 30,  February 28,   May 31,    August 31,
                              1998          1999         1999        1999
                           ________      ________     ________     _________
                             (Thousands of dollars except per share data)

Sales                      $125,708      $123,771     $127,084     $124,930
Gross profit                 53,790        57,214       58,435       54,819
Net income                    5,672         7,219        8,776        6,946
Net income per share            .25           .32          .39          .31


*See Note 2 for discussion of charges recorded during the fourth quarter of 2000.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

     None.
                                    PART III

Item 10. Directors and Executive Officers of the Registrant.

     There is incorporated in this Item 10 by reference that portion of the Company's definitive proxy statement for the 2001 annual meeting of shareholders appearing therein under the captions "Election of Directors," "Information Concerning Directors and Committees," and "Certain Relationships and Related Transactions." See also the information in Item 4A of Part I of this Report.

Item 11. Executive Compensation.

     There is incorporated in this Item 11 by reference that portion of the Company's definitive proxy statement for the 2001 annual meeting of shareholders appearing therein under the captions "Executive Compensation," "Deferred Compensation," "Certain Relationships and Related Transactions," and "Compensation of Chief Executive Officer."

Item 12. Security Ownership of Certain Beneficial Owners and
         Management.

     There is incorporated in this Item 12 by reference that portion of the Company's definitive proxy statement for the 2001 annual meeting of shareholders appearing therein under the captions "Principal Shareholders" and "Management Shareholders."

Item 13. Certain Relationships and Related Transactions.

     There is incorporated in this Item 13 by reference that portion of the Company's definitive proxy statement for the 2001 annual meeting of Shareholders appearing therein under the caption "Certain Relationships and Related Transactions."

                                    PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

     (a) Documents.

     1. Financial Statements

     The following financial statements are filed as part of this Report:

     Consolidated balance sheets at August 31, 2000 and 1999

     Consolidated statements of income for each of the three years in the period ended August 31, 2000

     Consolidated statements of shareholders' equity for each of the three years in the period ended August 31, 2000

     Consolidated statements of cash flows for each of the three years in the period ended August 31, 2000

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

    4(j) Third Amendment to Credit Agreement dated October 27, 2000, among Luby's, Inc., Certain Lenders, and Bank of America, N.A.

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

   10(j) Amended and Restated Nonemployee Director Stock Option Plan of Luby's, Inc. approved by the shareholders of Luby's, Inc. on January 14, 2000 (filed as Exhibit 10(j) to the Company's Quarterly Report on Form 10-Q for the quarter ended February 29, 2000, and incorporated herein by reference).*

   10(k) Employment Contract dated January 12, 1996, between Luby's Cafeterias, Inc. and John B. Lahourcade (filed as Exhibit 10(i) to the Company's Quarterly Report on Form 10-Q for the quarter ended February 29, 1996, and incorporated herein by reference).*

   10(l) Luby's Cafeterias, Inc. Supplemental Executive Retirement Plan dated May 30, 1996 (filed as Exhibit 10(j) to the Company's Annual Report on Form 10-K for the fiscal year ended August 31, 1996, and incorporated herein by reference).*

   10(m) Amendment to Luby's Cafeterias, Inc. Supplemental Executive Retirement Plan adopted January 14, 1997 (filed as Exhibit 10(r) to the Company's Quarterly Report on Form 10-Q for the quarter ended February 28, 1997, and incorporated herein by reference).*

   10(n) Amendment to Luby's Cafeterias, Inc. Supplemental Executive Retirement Plan adopted January 9, 1998 (filed as Exhibit 10(u) to the Company's Quarterly Report on Form 10-Q for the quarter ended February 28, 1998, and incorporated herein by reference).*

   10(o) Amendment to Luby's Cafeterias, Inc. Supplemental Retirement Plan adopted May 21, 1999 (filed as Exhibit 10(q) to the Company's Quarterly Report on Form 10-Q for the quarter ended May 31, 1999, and incorporated herein by reference):.*

   10(p) Employment Agreement dated September 15, 1997, between Luby's Cafeterias, Inc. and Barry J.C. Parker (filed as Exhibit 10(u) to the Company's Annual Report on Form 10-K for the fiscal year ended August 31, 1997, and incorporated herein by reference).*

   10(q) Amendment dated January 8, 1999, to Employment Agreement between Luby's Cafeterias, Inc. and Barry J.C. Parker (filed as
           Exhibit 10(r) to the Company's Quarterly Report on Form 10-Q for the quarter ended February 28, 1999, and incorporated herein by reference).*

   10(r) Amendment dated October 15, 1999, to Employment Agreement between Luby's, Inc., and Barry J.C. Parker (filed as Exhibit 10(s) to the Company's Annual Report on Form 10-K for the fiscal year ended August 31, 1999, and incorporated herein by reference).*

   10(s) Amendment dated July 25, 2000, to Employment Agreement between Luby's Cafeterias, Inc. and Barry J.C. Parker.*

   10(t) Stock Agreement dated November 10, 1997, between Barry J.C. Parker and Luby's Cafeterias, Inc. (filed as Exhibit 10(w) to the Company's Annual Report on Form 10-K for the fiscal year ended August 31, 1997, and incorporated herein by reference).*

   10(u) Luby's Cafeterias, Inc. Nonemployee Director Phantom Stock Plan adopted March 19, 1998 (filed as Exhibit 10(aa) to the Company's Quarterly Report on Form 10-Q for the quarter ended February 28, 1998, and incorporated herein by reference).*

   10(v)   Luby's Incentive Stock Plan adopted October 16, 1998 (filed as
           Exhibit 10(cc) to the Company's Annual Report on Form 10-K for the fiscal year ended August 31, 1998, and incorporated herein by reference).*

   10(w) Form of Change in Control Agreement entered into between Luby's, Inc., and each of its Senior Vice Presidents as of January 8, 1999 (filed as Exhibit 10(aa) to the Company's Quarterly Report on
           Form 10-Q for the quarter ended February 28, 1999, and incorporated herein by reference).*

   10(x) Luby's, Inc. Deferred Compensation Plan effective June 1, 1999 (filed as Exhibit 10(cc) to the Company's Quarterly Report on Form 10-Q for the quarter ended May 31, 1999, and incorporated herein by reference).

   10(y) Luby's, Inc. Incentive Bonus Plan for Fiscal 2000 (filed as Exhibit 10(dd) to the Company's Annual Report on Form 10-K for the fiscal year ended August 31, 1999, and incorporated herein by reference.)*

   10(z)  Incentive Bonus Plan for Fiscal 2001.*

   11      Statement re computation of per share earnings.

   13 Luby's, Inc. 2000 annual report to shareholders (furnished for the information of the Commission and not deemed to be "filed" except for those portions expressly incorporated by reference).

   21      Subsidiaries of Luby's, Inc.

   27      Financial Data Schedule.

   99(a) Corporate Governance Guidelines of Luby's Cafeterias, Inc., as amended July 20, 2000.

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

Date:  November 29, 2000                  LUBY'S, INC.
                                          (Registrant)


                                        By: DAVID B. DAVISS
                                            ____________________________
                                            David B. Daviss, Chairman of the
                                            Board and Acting Chief Executive
                                            Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature and Date                           Name and Title
__________________                           __________________________

/s/DAVID B. DAVISS                           David B. Daviss, Chairman
_______________________________              of the Board
November 29, 2000

/s/CATHERINE A. RADEMACHER                   Catherine A. Rademacher,
_________________________________            Controller
November 29, 2000

/s/RONALD K. CALGAARD                        Ronald K. Calgaard, Director
________________________________
November 29, 2000

                                             Lauro F. Cavazos, Director
________________________________
November 29, 2000

                                             Judith B. Craven, Director
________________________________
November 29, 2000

/s/ARTHUR R. EMERSON                         Arthur R. Emerson, Director
________________________________
November 29, 2000

                                             Roger R. Hemminghaus, Director
________________________________
November 29, 2000

________________________________             Robert T. Herres, Director
November 29, 2000

JOHN B. LAHOURCADE                           John B. Lahourcade, Director
________________________________
November 29, 2000

                                             Walter J. Salmon, Director
________________________________
November 29, 2000

/s/GEORGE H. WENGLEIN                        George H. Wenglein, Director
________________________________
November 29, 2000

/s/JOANNE WINIK                              Joanne Winik, Director
________________________________
November 29, 2000


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

    4(j) Third Amendment to Credit Agreement dated October 27, 2000, among Luby's, Inc., Certain Lenders, and Bank of America, N.A.

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

   10(j) Amended and Restated Nonemployee Director Stock Option Plan of Luby's, Inc. approved by the shareholders of Luby's, Inc. on January 14, 2000 (filed as Exhibit 10(j) to the Company's Quarterly Report on Form 10-Q for the quarter ended February 29, 2000, and incorporated herein by reference).*

   10(k) Employment Contract dated January 12, 1996, between Luby's Cafeterias, Inc. and John B. Lahourcade (filed as Exhibit 10(i) to the Company's Quarterly Report on Form 10-Q for the quarter ended February 29, 1996, and incorporated herein by reference).*

   10(l) Luby's Cafeterias, Inc. Supplemental Executive Retirement Plan dated May 30, 1996 (filed as Exhibit 10(j) to the Company's Annual Report on Form 10-K for the fiscal year ended August 31, 1996, and incorporated herein by reference).*

   10(m) Amendment to Luby's Cafeterias, Inc. Supplemental Executive Retirement Plan adopted January 14, 1997 (filed as Exhibit 10(r) to the Company's Quarterly Report on Form 10-Q for the quarter ended February 28, 1997, and incorporated herein by reference).*

   10(n) Amendment to Luby's Cafeterias, Inc. Supplemental Executive Retirement Plan adopted January 9, 1998 (filed as Exhibit 10(u) to the Company's Quarterly Report on Form 10-Q for the quarter ended February 28, 1998, and incorporated herein by reference).*

   10(o) Amendment to Luby's Cafeterias, Inc. Supplemental Retirement Plan adopted May 21, 1999 (filed as Exhibit 10(q) to the Company's Quarterly Report on Form 10-Q for the quarter ended May 31, 1999, and incorporated herein by reference):.*

   10(p) Employment Agreement dated September 15, 1997, between Luby's Cafeterias, Inc. and Barry J.C. Parker (filed as Exhibit 10(u) to the Company's Annual Report on Form 10-K for the fiscal year ended August 31, 1997, and incorporated herein by reference).*

   10(q) Amendment dated January 8, 1999, to Employment Agreement between Luby's Cafeterias, Inc. and Barry J.C. Parker (filed as
           Exhibit 10(r) to the Company's Quarterly Report on Form 10-Q for the quarter ended February 28, 1999, and incorporated herein by reference).*

   10(r) Amendment dated October 15, 1999, to Employment Agreement between Luby's, Inc., and Barry J.C. Parker (filed as Exhibit 10(s) to the Company's Annual Report on Form 10-K for the fiscal year ended August 31, 1999, and incorporated herein by reference).*

   10(s) Amendment dated July 25, 2000, to Employment Agreement between Luby's Cafeterias, Inc. and Barry J.C. Parker.*

   10(t) Stock Agreement dated November 10, 1997, between Barry J.C. Parker and Luby's Cafeterias, Inc. (filed as Exhibit 10(w) to the Company's Annual Report on Form 10-K for the fiscal year ended August 31, 1997, and incorporated herein by reference).*

   10(u) Luby's Cafeterias, Inc. Nonemployee Director Phantom Stock Plan adopted March 19, 1998 (filed as Exhibit 10(aa) to the Company's Quarterly Report on Form 10-Q for the quarter ended February 28, 1998, and incorporated herein by reference).*

   10(v)   Luby's Incentive Stock Plan adopted October 16, 1998 (filed as
           Exhibit 10(cc) to the Company's Annual Report on Form 10-K for the fiscal year ended August 31, 1998, and incorporated herein by reference).*

   10(w) Form of Change in Control Agreement entered into between Luby's, Inc., and each of its Senior Vice Presidents as of January 8, 1999 (filed as Exhibit 10(aa) to the Company's Quarterly Report on
           Form 10-Q for the quarter ended February 28, 1999, and incorporated herein by reference).*

   10(x) Luby's, Inc. Deferred Compensation Plan effective June 1, 1999 (filed as Exhibit 10(cc) to the Company's Quarterly Report on Form 10-Q for the quarter ended May 31, 1999, and incorporated herein by reference).

   10(y) Luby's, Inc. Incentive Bonus Plan for Fiscal 2000 (filed as Exhibit 10(dd) to the Company's Annual Report on Form 10-K for the fiscal year ended August 31, 1999, and incorporated herein by reference.)*

   10(z)  Incentive Bonus Plan for Fiscal 2001.*

   11      Statement re computation of per share earnings.

   13 Luby's, Inc. 2000 annual report to shareholders (furnished for the information of the Commission and not deemed to be "filed" except for those portions expressly incorporated by reference).

   21      Subsidiaries of Luby's, Inc.

   27      Financial Data Schedule.

   99(a) Corporate Governance Guidelines of Luby's Cafeterias, Inc., as amended July 20, 2000.

   99(b)   Consent of Ernst & Young LLP.

*Denotes management contract or compensatory plan or arrangement.