Form 10-Q
period 2000-11-30
LUBYS CAFETERIAS INC
filed 2001-01-16
CIK 16099

FORM 10-Q

                  UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

(Mark One)

[x]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2000

OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________________ to _____________________

Commission file number:  1-8308

                                 LUBY'S, INC.
_______________________________________________________________________________
             (Exact name of registrant as specified in its charter)

            Delaware                                      74-1335253
_______________________________                    __________________________
(State or other jurisdiction of                        (I.R.S. Employer
incorporation or organization)                          Identification No.)

          2211 Northeast Loop 410, P. O. Box 33069
                  San Antonio, Texas                             78265-3069
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

     Common Stock:  22,420,375 shares outstanding as of January 8, 2001
                   (exclusive of 4,982,692 treasury shares)

                             Part I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

                                  LUBY'S, INC.
              CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS
                                  (UNAUDITED)
                                                    Three Months Ended
                                                       November 30,
                                                      2000       1999
                                                      ____       ____
                                                   (Amounts in thousands
                                                   except per share data)

Sales                                               $113,900   $123,144

Costs and expenses:
  Cost of food                                        29,360     30,399
  Payroll and related costs                           39,210     38,526
  Occupancy and other operating expenses              39,712     39,405
  Provision for asset impairments                        755          -
  General and administrative expenses                  6,194      5,203
                                                     _______    _______
                                                     115,231    113,533
                                                     _______    _______
     Income (loss) from operations                    (1,331)     9,611

Interest expense                                      (2,257)    (1,056)
Other income, net                                        499        910
                                                     _______    _______
     Income (loss) before income taxes                (3,089)     9,465

Income tax expense (benefit)                          (1,081)     3,294
                                                     _______    _______

     Net income (loss)                                (2,008)     6,171

Retained earnings at beginning of period             266,596    273,165

Cash dividends                                             0     (4,484)
                                                     _______    _______

Retained earnings at end of period                  $264,588   $274,852
                                                     _______    _______

Net income (loss) per share - basic
  and assuming dilution                               $(0.09)     $0.28

Cash dividend per share                                $0.00      $0.20

Average number of shares outstanding                  22,420     22,420

See accompanying notes.



                       Part I - FINANCIAL INFORMATION (continued)

Item 1.  Financial Statements (continued).

                                    LUBY'S, INC.
                        CONDENSED CONSOLIDATED BALANCE SHEETS
                                    (UNAUDITED)
                                                 November 30,   August 31,
                                                     2000           2000
                                                 ___________    __________
                                                   (Thousands of dollars)
ASSETS
Current assets:
  Cash and cash equivalents                      $    1,674     $      679
  Trade accounts and other receivables                  421            403
  Food and supply inventories                         4,135          3,853
  Prepaid expenses                                    2,016          4,481
  Deferred income taxes                               1,598          1,540
                                                   ________       ________
    Total current assets                              9,844         10,956

Property held for sale                               13,816         13,156
Investments and other assets                            702          4,858
Property, plant, and equipment - at cost, net       337,471        338,124
                                                   ________       ________

                                                   $361,833       $367,094

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                $  17,673      $  19,843
  Dividends payable                                       -          2,242
  Accrued expenses and other liabilities             27,312         24,040
  Income taxes payable                               (4,385)        (3,749)
                                                   ________       ________
    Total current liabilities                        40,600         42,376

Long-term debt                                      116,000        116,000
Deferred income taxes and other credits               9,613         10,162
Reserve for store closings                              803          1,815
Derivative financial instruments                        165              -

Shareholders' equity:
  Common stock                                        8,769          8,769
  Paid-in capital                                    27,228         27,202
  Retained earnings                                 264,588        266,596
  Accumulated other comprehensive income (loss)        (107)             -
  Less cost of treasury stock                      (105,826)      (105,826)
                                                   ________       ________
    Total shareholders' equity                      194,652        196,741
                                                   ________       ________
                                                   $361,833       $367,094

See accompanying notes.



                         Part I - FINANCIAL INFORMATION (continued)

Item 1.  Financial Statements (continued).

                                LUBY'S, INC.
               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (UNAUDITED)

                                                            Three Months Ended
                                                               November 30,
                                                             2000        1999
                                                             ____        ____
                                                          (Thousands of dollars)

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                       $(2,008)    $  6,171
  Adjustments to reconcile net
   income (loss) to net cash provided
   by operating activities:
      Depreciation and amortization                         5,722        5,387
      Provision for asset impairments                         755            -
      Other, net                                              821          112
                                                           ______        _____

        Net cash provided by operating activities           5,290       11,670

CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from disposal of property held for sale          1,832        1,010
  Purchases of land held for future use                         -       (1,284)
  Purchases of property, plant, and equipment              (7,508)     (14,107)
                                                           ______        _____

        Net cash used in investing activities              (5,676)     (14,381)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net borrowings under revolving credit agreement               -        8,000
  Proceeds from borrowings against cash surrender
    value of insurance policies                             3,623            -
  Dividends paid                                           (2,242)      (4,484)
                                                           ______        _____

        Net cash provided by financing activities           1,381        3,516

Net increase in cash and cash equivalents                     995          805
Cash and cash equivalents at beginning of period              679          286
                                                           ______        _____

Cash and cash equivalents at end of period                $ 1,674     $  1,091

See accompanying notes.


                             Part I - FINANCIAL INFORMATION (continued)

Item 1.  Financial Statements (continued).

                                   LUBY'S, INC.
                       NOTES TO CONSOLIATED FINANCIAL STATEMENTS
                                 November 30, 2000
                                    (UNAUDITED)

Note 1: The accompanying unaudited financial statements are presented in accordance with the requirements of Form 10-Q and, consequently, do not include all of the disclosures normally required by generally accepted accounting principles. All adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim periods have been made. All such adjustments are of a normal recurring nature. The results for the interim periods are not necessarily indicative of the results to be expected for the full year.

         These financial statements should be read in conjunction with the consolidated financial statements and footnotes included in Luby's annual report on Form 10-K for the year ended August 31, 2000. The accounting policies used in preparing these consolidated financial statements are the same as those described in Luby's annual report on Form 10-K.

Note 2:  New Accounting Pronouncement

         The Company adopted Statement of Financial Standards No. 133 (FAS 133), "Accounting for Derivative Instruments and Hedging Activities," and its amendments, Statements 137 and 138, on September 1, 2000. FAS 133 requires that all derivative instruments be recorded on the balance sheet at fair value. The Company has designated its interest rate swap agreements as cash flow hedge instruments. The swap agreements are used to manage exposure to interest rate movement by effectively changing the variable rate to a fixed rate. The critical terms of the interest rate swap agreements and the interest-bearing debt associated with the swap agreements are the same; therefore, the Company has assumed that there is no ineffectiveness in the hedge relationship. Changes in fair value of the interest rate swap agreements will be recognized in other comprehensive income, net of tax effects, until the hedged items are recognized in earnings. The Company has hedged its exposure to interest rate movement through June 30, 2002.

         At September 1, 2000, the swap agreements were in a favorable position by approximately $175,000. In accordance with the transition provisions of FAS 133, the net-of-tax cumulative effect of an accounting change adjustment on September 1, 2000, was $114,000 in accumulated other comprehensive income with a deferred income tax liability of $61,000. At November 30, 2000, the fair value of the swap agreements decreased to an unfavorable position; therefore, the derivative financial instruments were adjusted to a liability of $165,000. Accumulated other comprehensive income (loss) was adjusted to an accumulated loss of $107,000 and the deferred income tax was adjusted to a $58,000 tax asset. As the swap agreements are deemed to be effective cash flow hedges, there was no income statement impact related to hedge ineffectiveness. The Company expects to reclassify approximately $73,674 of existing losses in accumulated other comprehensive income, net of taxes, into net income (loss) through August 31, 2001.

Note 3:  Comprehensive Income (Loss)

         The Company's comprehensive income (loss) is comprised of net income
         (loss) and adjustments to derivative financial instruments. The components of comprehensive income (loss) are as follows:

                                                           Three Months Ended
                                                               November 30,
                                                             2000      1999
                                                             ____      ____
                                                         (Thousands of dollars)

Net income (loss)                                         $(2,008)    $6,171
Other comprehensive income, net of taxes:
    Cumulative effect of a change in accounting
      for derivative financial instruments upon
      adoption of FAS 133, net of taxes of $61                114          -
    Net derivative income (loss), net of taxes of $108       (201)         -
    Reclassification adjustment for (gains) losses
      included in net income (loss), net of taxes of $10      (20)         -
                                                          _______    _______
Comprehensive income (loss)                               $(2,115)    $6,171

Note 4:  Impairment of Long-Lived Assets and Store Closings

     During the current quarter, the Company recorded a pretax charge to operating costs of $755,000 as a result of asset impairment charges in accordance with Statement of Financial Accounting Standards No. 121 (FAS
     121), "Accounting for the Impairment of Long-Lived Assets to be Disposed of." The assets related to surplus properties held for sale, which were written down to the lower of their historical costs or estimated net realizable values.

     In fiscal years 2000 and 1998 the Company also recorded a pretax charge to operating costs of $14.5 million and $36.9 million, respectively, for asset impairments and store closings. In late fiscal 2000 the Company reviewed its restaurants from a capital strategy standpoint to determine whether the closing of certain units could positively impact sales and profitability at nearby locations while also providing capital funds from the sale of these properties to invest in other more profitable capital projects, such as food-to-go drive-thru expansions. As a result of this review and continual evaluation of possible impairments, the Company recorded a pretax charge of $14.5 million during the fourth quarter of fiscal 2000 for store closings, associated closing costs, asset impairment charges in accordance with Statement of Financial Accounting Standards No. 121 (FAS 121), "Accounting for the Impairment of Long-Lived Assets to be Disposed of," and other unusual charges. The principal components of the 2000 charge were as follows:

     - $7.7 million for the closing of 15 restaurants that had not met the Company's return on invested capital and sales growth requirements. Twelve of the 15 units were closed prior to November 2000, and the remaining three are planned for closure prior to August 31, 2001. The charge included the cost to write down the properties and equipment to net realizable value and estimated costs for the settlement of lease obligations, legal and professional fees, severance costs, and other exit costs.
     - $3.2 million for asset impairments of six restaurant properties which the Company continues to operate. The carrying values of the assets were written down to the estimated future discounted cash flows or fully written off in the case of negative future cash flows. Estimated future cash flows were based on a regression analysis of averages for similar restaurants, discounted at the Company's weighted average cost of capital.
     - $1.3 million for the write-down of computer-related equipment and software. The write-down included the abandonment of a payroll-related software package and several point-of-sale (POS) systems. The POS systems were replaced with new touch-screen systems to provide better information and customer service, especially in the food-to-go expansions. As these items were abandoned, the remaining book value of these assets was written off.
     - $1.2 million additional write-down on surplus properties held for sale. These properties were written down to the lower of their historical carrying costs or estimated net realizable values.
     - $1.1 million related to other unusual charges. The primary component of this charge was the write-off of the remaining asset balance related to L&W Seafood, Inc., a joint venture originally established between the Company and Waterstreet, Inc.

       Prior to August 31, 2000, all restaurant employees of the Company were notified of the possibility of their termination due to future restaurant closures. As of November 30, 2000, approximately 225 employees have been terminated, and approximately 100 additional employees will be terminated when the remaining three restaurants are closed during the coming year. The severance cost for these employees was accrued and included in the store closing charge noted above.

       During 1998 the Company recorded a pretax charge of $36.9 million as a result of the adoption of its strategic plan, which included the disposition, relocation, and write-down of several restaurants that had not met management's financial return expectations. The principal components of the 1998 charge were as follows:

     - $14.7 million for the closing of 14 underperforming restaurants. This charge included the cost to write down the properties and equipment to net realizable value and estimated costs for the settlement of lease obligations, legal and professional fees, and other exit costs. As of November 2000, only one unit remains to be closed and is scheduled for closure in January 2001.
     - $10.7 million for the closing and relocation of 16 restaurants to optimize their market potential. This charge included the cost to write down the properties and equipment to net realizable value. Of the 16 units, three have been relocated and five are scheduled for future relocations. In addition, due to changes in operating conditions, the Company decided to close five of these units and continue to operate three units. The carrying values of the three units that remain in operation were moved out of property held for sale into operating assets at August 31, 2000.
     - $11.4 million for asset impairments of 13 restaurants which the Company continues to operate. In accordance with FAS 121, the properties were written down to the estimated future discounted cash flows or fully written off in the case of negative future cash flows. Estimated future cash flows were based on a regression analysis of averages for similar restaurants, discounted at the Company's weighted average cost of capital.
     - $0.1 million additional write-down on surplus properties held for sale. These properties were written down to the lower of their historical carrying costs or estimated net realizable values.

       At November 30, 2000, the balance in the reserve for store closings was $803,000. All material cash outlays related to the 1998 pretax charge have been made as of November 30, 2000. It is anticipated that all material cash outlays required for the 2000 pretax charge will be made prior to August 31, 2001. The following table presents a summary of the types and amounts recognized as accrued expenses together with cash payments made against such accruals through the period ended November 30, 2000:
                          _____________________________________________________
                                       Legal
                                       And
                             Lease     Profes-    Work-       Other
                          Settlement   sional     force       Exit     Total
                             Costs     Fees       Severance   Costs    Reserve
                          _____________________________________________________
                                          (Thousands of dollars)

Reserve balance at
  August 31, 1997         $    --    $     --    $    --     $     --  $    --
   Additions (reductions)   4,537         985        260          390    6,172
                          _______     _______    _______      _______  _______
Reserve balance at
  August 31, 1998           4,537         985        260          390    6,172
   Additions (reductions)    (224)        150         56         (257)    (275)
   Cash payments             (406)       (135)      (244)         (45)    (830)
                          _______     _______    _______      _______  _______
Reserve balance at
  August 31, 1999           3,907       1,000         72           88    5,067
   Additions (reductions)     675         350        375          300    1,700
   Cash payments           (3,817)       (975)       (72)         (88)  (4,952)
                          _______     _______    _______      _______  _______

Reserve balance at
  August 31, 2000             765         375        375          300    1,815
   Additions (reductions)     450        (200)       (55)        (195)      --
   Cash payments             (715)         --       (245)         (52)  (1,012)
                          _______     _______    _______      _______  _______

Reserve balance at
  November 30, 2000       $   500    $    175    $    75     $     53  $   803
                          _______     _______    _______      _______  _______

                                Part I - FINANCIAL INFORMATION (continued)

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.


Liquidity and Capital Resources
_______________________________

Cash and cash equivalents increased by $995,000 from the end of the preceding fiscal year to November 30, 2000. All capital expenditures for fiscal 2001 are being funded from cash flows from operations, cash equivalents, and long-term debt. Capital expenditures for the three months ended November 30, 2000, were $7,508,000. As of November 30, 2000, the Company owned one undeveloped land site, two land sites on which restaurants were under construction, and 25 properties held for sale.

To fund capital expenditures, the Company required external financing and borrowed funds under a $125,000,000 line-of-credit agreement. As of November 30, 2000, the amount outstanding under this line of credit was $116,000,000. The Company believes that additional financing from external sources can be obtained on terms acceptable to the Company in the event such financing is required.

Operational Restructuring
_________________________

During the current quarter, the Company had cash outlays related to its reserve for store closings. This reserve was the result of write-downs taken in fiscal year 2000 and fiscal year 1998. The write-downs were the result of the Company's continuing efforts to redeploy both capital and human resources to improve the Company's financial performance and strengthen the organization.

The 2000 write-down resulted in a pretax charge to operating costs of $14.5 million during the fourth quarter for store closings, associated closing costs, asset impairment charges in accordance with Statement of Financial Accounting Standards No. 121 (FAS 121), "Accounting for the Impairment of Long-Lived Assets to be Disposed of," and other unusual charges. The principal components of the 2000 charge were (1) $7.7 million for the closing of 15 restaurants that had not met the Company's return on invested capital and sales growth requirements - 12 of the 15 units have been closed as of November 2000, and the remaining three are planned for closure prior to August 31, 2001; (2) $3.2 million for asset impairments of six restaurant properties which the Company continues to operate;
(3) $1.3 million for the write-down of computer-related equipment and software;
(4) $1.2 million additional write-down on surplus properties held for sale; and
(5) $1.1 million related to other unusual charges.   The 1998 write-down
resulted in a pretax charge to operating costs of $36.9 million for stores that were closed, relocated, or impaired. The principal components of the 1998 charge were (1) $14.7 million for the closing of 14 underperforming restaurants;
(2) $10.7 million for the closing and relocation of 16 restaurants to optimize their market potential; (3) $11.4 million for asset impairments of 13 restaurants which the Company continues to operate; and (4) $0.1 million additional write-down on surplus properties held for sale. See further discussion of the 2000 and 1998 pretax charges in Note 4 of the Notes to Consolidated Financial Statements for the period ended November 30, 2000.

At November 30, 2000, the balance in the reserve for store closings was $803,000. All material cash outlays related to the 1998 pretax charge have been made as of November 30, 2000. It is anticipated that all material cash outlays required for the 2000 pretax charge will be made prior to August 31, 2001. The following table presents a summary of the types and amounts recognized as accrued expenses together with cash payments made against such accruals for the quarter ended November 30, 2000:

                          _____________________________________________________
                                       Legal
                                       And
                             Lease     Profes-    Work-       Other
                          Settlement   sional     force       Exit     Total
                             Costs     Fees       Severance   Costs    Reserve
                          _____________________________________________________
                                          (Thousands of dollars)

Reserve balance at
  August 31, 2000         $   765    $   375     $   375     $   300  $  1,815
   Additions (reductions)     450       (200)        (55)       (195)      ---
   Cash payments             (715)        --        (245)        (52)   (1,012)
                          _______    _______     _______     _______   _______
Reserve balance at
  November 30, 2000       $   500    $   175     $    75     $    53  $    803
                          _______    _______     _______     _______  ________

Results of Operations
_____________________

Quarter ended November 30, 2000 compared to the quarter ended November 30, 1999
_______________________________________________________________________________

Sales decreased $9,244,000, or 7.5%, due to the closing of three restaurants in fiscal 2000 and 12 restaurants in fiscal year 2001, and a decline of just under 7% during the quarter in sales volumes at restaurants opened over 18 months. This decrease was partially offset by the opening of 11 new restaurants during fiscal 2000.

Cost of food decreased $1,039,000, or 3.4%, due primarily to the decline in sales. As a percentage of sales, food costs were higher versus the prior year due to various additional factors including higher commodity prices on pork, beef, and vegetables. In addition, food costs were impacted by recent couponing and our drive to increase dinner traffic by offering higher-end entrees such as steak, shrimp, and fresh fish. Payroll and related costs increased $684,000, or 1.7%, due primarily to higher hourly wage rates, which were partially offset by fewer labor hours in the restaurants, as well as an unusual charge of $500,000 related to a worker's compensation adjustment based on an analysis of current year activity and company trends. Occupancy and other operating expenses increased $307,000, or 0.8%, due primarily to increased utility costs due to higher rates; higher rent expense due to new stores and the timing of percentage rentals; higher property taxes related to new stores and remodels; and higher depreciation expense associated with the new stores, restaurant remodels, and an increase in technology-related spending. These increases were partially offset by lower advertising expense due to a change in the timing of expenditures and lower management incentive pay as a result of lower sales and profits. General and administrative expenses increased $991,000, or 19.0%, due primarily to higher officers' salaries related to a separation agreement negotiated with Luby's former President and CEO and higher legal and professional fees related to various pending issues. These increases were offset by lower profit sharing and bonus expenses. During the current quarter, the Company recorded a pretax charge to operating costs of $755,000 as a result of asset impairment charges in accordance with Statement of Financial Accounting Standards No. 121 (FAS 121), "Accounting for the Impairment of Long-Lived Assets to be Disposed of." The assets related to surplus properties held for sale, which were written down to their estimated fair value.

Interest expense increased $1,201,000, or 113.7%, from the first quarter of fiscal 2000 due to higher borrowings under the line-of-credit agreement and higher interest rates.

Other income decreased $411,000 due primarily to lower gains on the sale of properties which were held for sale.

The provision for income taxes decreased $12,554,000, or 132.6%, due primarily to lower income before income taxes. This was partially offset by a slight increase in the effective income tax rate from 34.8% to 35.0%.

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


                               Part II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K.
_______  _________________________________

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

  4(j) Third Amendment to Credit Agreement dated October 27, 2000, among Luby's, Inc., Certain Lenders, and Bank of America, N.A. (filed as
        Exhibit 4(j) to the Company's Annual Report on Form 10-K for the fiscal year ended August 31, 2000, and incorporated herein by reference).

 10(a) Form of Deferred Compensation Agreement entered into between Luby's Cafeterias, Inc. and various officers (filed as Exhibit 10(b) to the Company's Annual Report on Form 10-K for the fiscal year ended August 31, 1981, and incorporated herein by reference).*

 10(b) Form of Amendment to Deferred Compensation Agreement between Luby's Cafeterias, Inc. and various officers and former officers adopted January 14, 1997 (filed as Exhibit 10(b) to the Company's Quarterly Report on Form 10-Q for the quarter ended February 28, 1997, and incorporated herein by reference).*

 10(c)  Management Incentive Stock Plan of Luby's Cafeterias, Inc. (filed as
        Exhibit 10(i) to the Company's Annual Report on Form 10-K for the fiscal year ended August 31, 1989, and incorporated herein by reference).*

 10(d) Amendment to Management Incentive Stock Plan of Luby's Cafeterias, Inc. adopted January 14, 1997 (filed as Exhibit 10(k) to the Company's Quarterly Report on Form 10-Q for the quarter ended February 28, 1997, and incorporated herein by reference).*

 10(e) Nonemployee Director Deferred Compensation Plan of Luby's Cafeterias, Inc. adopted October 27, 1994 (filed as Exhibit 10(g) to the Company's Quarterly Report on Form 10-Q for the quarter ended November 30, 1994, and incorporated herein by reference).*

 10(f) Amendment to Nonemployee Director Deferred Compensation Plan of Luby's Cafeterias, Inc. adopted January 14, 1997 (filed as Exhibit 10(m) to the Company's Quarterly Report on Form 10-Q for the quarter ended
        February 28, 1997, and incorporated herein by reference).*

 10(g) Amendment to Nonemployee Director Deferred Compensation Plan of Luby's Cafeterias, Inc. adopted March 19, 1998 (filed as Exhibit 10(o) to the Company's Quarterly Report on Form 10-Q for the quarter ended
        February 28, 1998, and incorporated herein by reference).*

 10(h) Amended and Restated Nonemployee Director Stock Option Plan of Luby's, Inc. approved by the shareholders of Luby's, Inc. on January 14, 2000 (filed as Exhibit 10(j) to the Company's Quarterly Report on Form 10-Q for the quarter ended February 29, 2000, and incorporated herein by reference).*

 10(i) Employment Contract dated January 12, 1996, between Luby's Cafeterias, Inc. and John B. Lahourcade (filed as Exhibit 10(i) to the Company's Quarterly Report on Form 10-Q for the quarter ended February 29, 1996, and incorporated herein by reference).*

 10(j) Luby's Cafeterias, Inc. Supplemental Executive Retirement Plan dated May 30, 1996 (filed as Exhibit 10(j) to the Company's Annual Report on Form 10-K for the fiscal year ended August 31, 1996, and incorporated herein by reference).*

 10(k) Amendment to Luby's Cafeterias, Inc. Supplemental Executive Retirement Plan adopted January 14, 1997 (filed as Exhibit 10(r) to the Company's Quarterly Report on Form 10-Q for the quarter ended February 28, 1997, and incorporated herein by reference).*

 10(l) Amendment to Luby's Cafeterias, Inc. Supplemental Executive Retirement Plan adopted January 9, 1998 (filed as Exhibit 10(u) to the Company's Quarterly Report on Form 10-Q for the quarter ended February 28, 1998, and incorporated herein by reference).*

 10(m) Amendment to Luby's Cafeterias, Inc. Supplemental Executive Retirement Plan adopted May 21, 1999 (filed as Exhibit 10(q) to the Company's Quarterly Report on Form 10-Q for the quarter ended May 31, 1999, and incorporated herein by reference.)*

 10(n) Employment Agreement dated September 15, 1997, between Luby's Cafeterias, Inc. and Barry J.C. Parker (filed as Exhibit 10(u) to the Company's Annual Report on Form 10-K for the fiscal year ended
        August 31, 1997, and incorporated herein by reference).*

 10(o) Amendment dated January 8, 1999, to Employment Agreement between Luby's Cafeterias, Inc. and Barry J.C. Parker (filed as Exhibit 10(r) to the Company's Quarterly Report on Form 10-Q for the quarter ended
        February 28, 1999, and incorporated herein by reference).*

 10(p) Amendment dated October 15, 1999, to Employment Agreement between Luby's, Inc., and Barry J.C. Parker (filed as Exhibit 10(s) to the Company's Annual Report on Form 10-K to the fiscal year ended August 31, 1999, and incorporated herein by reference).*

 10(q) Amendment dated July 25, 2000, to Employment Agreement between Luby's Cafeterias, Inc. and Barry J.C. Parker (filed as Exhibit 10(s) to the Company's Annual Report on Form 10-K for the fiscal year ended
        August 31, 2000, and incorporated herein by reference).*

 10(r) Severance Agreement between Luby's, Inc. and Barry J.C. Parker dated December 19, 2000.*

 10(s) Luby's Cafeterias, Inc. Nonemployee Director Phantom Stock Plan adopted March 19, 1998 (filed as Exhibit 10(aa) to the Company's Quarterly Report on Form 10-Q for the quarter ended February 28, 1998, and incorporated herein by reference).*

 10(t) Luby's Incentive Stock Plan adopted October 16, 1998 (filed as Exhibit 10(cc) to the Company's Annual Report on Form 10-K for the fiscal year ended August 31, 1998, and incorporated herein by reference).*

 10(u) Form of Change in Control Agreement entered into between Luby's, Inc., and each of its Senior Vice Presidents as of January 8, 1999 (filed as Exhibit 10(aa) to the Company's Quarterly Report on Form 10-Q for the quarter ended February 28, 1999, and incorporated herein by reference).*

 10(v)  Luby's, Inc. Deferred Compensation Plan effective June 1, 1999 (filed as
        Exhibit 10(cc) to the Company's Quarterly Report on Form 10-Q for the quarter ended May 31, 1999, and incorporated herein by reference).*

 10(w) Luby's, Inc. Incentive Bonus Plan for Fiscal 2001 (filed as Exhibit 10(z) to the Company's Annual Report on Form 10-K for the fiscal year ended August 31, 2000, and incorporated herein by reference).*

 11     Statement re computation of per share earnings.

 99(a) Corporate Governance Guidelines of Luby's Cafeterias, Inc., as amended July 20, 2000 (filed as Exhibit 99(a) to the Company's Annual Report on Form 10-K for the fiscal year ended August 31, 2000, and incorporated herein by reference).

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

                                                LUBY'S, INC.
                                                (Registrant)


                                                By:/s/DAVID B. DAVISS
                                                   _______________________
                                                   David B. Daviss
                                                   Chairman of the Board, Acting
                                                   Chief Executive Officer,
                                                   Acting Chief Financial
                                                   Officer, and Director


Dated: January 16, 2001



                                   EXHIBIT INDEX

Number   Document

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

  4(j) Third Amendment to Credit Agreement dated October 27, 2000, among Luby's, Inc., Certain Lenders, and Bank of America, N.A. (filed as Exhibit 4(j) to the Company's Annual Report on Form 10-K for the fiscal year ended August 31, 2000, and incorporated herein by reference).

 10(a)   Form of Deferred Compensation Agreement entered into between
         Luby's Cafeterias, Inc. and various officers (filed as Exhibit 10(b) to the Company's Annual Report on Form 10-K for the fiscal year ended August 31, 1981, and incorporated herein by reference).*

 10(b) Form of Amendment to Deferred Compensation Agreement between Luby's Cafeterias, Inc. and various officers and former officers adopted January 14, 1997 (filed as Exhibit 10(b) to the Company's Quarterly Report on Form 10-Q for the quarter ended February 28, 1997, and incorporated herein by reference).*

 10(c) Management Incentive Stock Plan of Luby's Cafeterias, Inc. (filed as Exhibit 10(i) to the Company's Annual Report on Form 10-K for the fiscal year ended August 31, 1989, and incorporated herein by reference).*

 10(d) Amendment to Management Incentive Stock Plan of Luby's Cafeterias, Inc. adopted January 14, 1997 (filed as Exhibit 10(k) to the Company's Quarterly Report on Form 10-Q for the quarter ended February 28, 1997, and incorporated herein by reference).*

 10(e) Nonemployee Director Deferred Compensation Plan of Luby's Cafeterias, Inc. adopted October 27, 1994 (filed as Exhibit 10(g) to the Company's Quarterly Report on Form 10-Q for the quarter ended November 30, 1994, and incorporated herein by reference).*

 10(f) Amendment to Nonemployee Director Deferred Compensation Plan of Luby's Cafeterias, Inc. adopted January 14, 1997 (filed as
         Exhibit 10(m) to the Company's Quarterly Report on Form 10-Q for the quarter ended February 28, 1997, and incorporated herein by reference).*

 10(g) Amendment to Nonemployee Director Deferred Compensation Plan of Luby's Cafeterias, Inc. adopted March 19, 1998 (filed as
         Exhibit 10(o) to the Company's Quarterly Report on Form 10-Q for the quarter ended February 28, 1998, and incorporated herein by reference).*

 10(h) Amended and Restated Nonemployee Director Stock Option Plan of Luby's, Inc. approved by the shareholders of Luby's, Inc.
         on January 14, 2000 (filed as Exhibit 10(j) to the Company's Quarterly Report on Form 10-Q for the quarter ended February 29, 2000, and incorporated herein by reference).*

 10(i) Employment Contract dated January 12, 1996, between Luby's Cafeterias, Inc. and John B. Lahourcade (filed as Exhibit 10(i) to the Company's Quarterly Report on Form 10-Q for the quarter ended February 29, 1996, and incorporated herein by reference).*

 10(j) Luby's Cafeterias, Inc. Supplemental Executive Retirement Plan dated May 30, 1996 (filed as Exhibit 10(j) to the Company's Annual Report on Form 10-K for the fiscal year ended August 31, 1996, and incorporated herein by reference).*

 10(k) Amendment to Luby's Cafeterias, Inc. Supplemental Executive Retirement Plan adopted January 14, 1997 (filed as Exhibit 10(r) to the Company's Quarterly Report on Form 10-Q for the quarter ended February 28, 1997, and incorporated herein by reference).*

 10(l) Amendment to Luby's Cafeterias, Inc. Supplemental Executive Retirement Plan adopted January 9, 1998 (filed as Exhibit 10(u) to the Company's Quarterly Report on Form 10-Q for the quarter ended February 28, 1998, and incorporated herein by reference).*

 10(m) Amendment to Luby's Cafeterias, Inc. Supplemental Executive Retirement Plan adopted May 21, 1999 (filed as Exhibit 10(q) to the Company's Quarterly Report on Form 10-Q for the quarter ended May 31, 1999, and incorporated herein by reference.)*

 10(n)   Employment Agreement dated September 15, 1997, between
         Luby's Cafeterias, Inc. and Barry J.C. Parker (filed as
         Exhibit 10(u) to the Company's Annual Report on Form 10-K for the fiscal year ended August 31, 1997, and incorporated herein by reference).*

 10(o) Amendment dated January 8, 1999, to Employment Agreement between Luby's Cafeterias, Inc. and Barry J.C. Parker (filed as Exhibit 10(r) to the Company's Quarterly Report on Form 10-Q for the quarter ended February 28, 1999, and incorporated herein by reference).*

 10(p) Amendment dated October 15, 1999, to Employment Agreement between Luby's, Inc., and Barry J.C. Parker (filed as Exhibit 10(s) to the Company's Annual Report on Form 10-K to the fiscal year ended August 31, 1999, and incorporated herein by reference).*

 10(q) Amendment dated July 25, 2000, to Employment Agreement between Luby's Cafeterias, Inc. and Barry J.C. Parker (filed as
        Exhibit 10(s) to the Company's Annual Report on Form 10-K for the fiscal year ended August 31, 2000, and incorporated herein by reference).*

 10(r) Severance Agreement between Luby's, Inc. and Barry J.C. Parker dated December 19, 2000.*

 10(s) Luby's Cafeterias, Inc. Nonemployee Director Phantom Stock Plan adopted March 19, 1998 (filed as Exhibit 10(aa) to the Company's Quarterly Report on Form 10-Q for the quarter ended February 28, 1998, and incorporated herein by reference).*

 10(t)  Luby's Incentive Stock Plan adopted October 16, 1998 (filed as
        Exhibit 10(cc) to the Company's Annual Report on Form 10-K for the fiscal year ended August 31, 1998, and incorporated herein by reference).*

 10(u) Form of Change in Control Agreement entered into between Luby's, Inc., and each of its Senior Vice Presidents as of January 8, 1999 (filed as Exhibit 10(aa) to the Company's Quarterly Report on Form 10-Q for the quarter ended February 28, 1999, and incorporated herein by reference).*

 10(v) Luby's, Inc. Deferred Compensation Plan effective June 1, 1999 (filed as Exhibit 10(cc) to the Company's Quarterly Report on Form 10-Q for the quarter ended May 31, 1999, and incorporated herein by reference).*

 10(w)  Luby's, Inc. Incentive Bonus Plan for Fiscal 2001 (filed as
        Exhibit 10(z) to the Company's Annual Report on Form 10-K for the fiscal year ended August 31, 2000, and incorporated herein by reference).*

 11     Statement re computation of per share earnings.

 99(a) Corporate Governance Guidelines of Luby's Cafeterias, Inc., as amended July 20, 2000 (filed as Exhibit 99(a) to the Company's Annual Report on Form 10-K for the fiscal year ended August 31, 2000, and incorporated herein by reference).

*Denotes management contract or compensatory plan or arrangement.