Form 10-Q
period 2001-02-28
LUBYS INC
filed 2001-04-16
CIK 16099

FORM 10-Q

              UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                            Washington, D. C. 20549

(Mark One)

[x]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2001

       OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________________ to ___________________

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

   Common Stock:  22,422,943 shares outstanding as of April 16, 2001
                  (exclusive of 4,980,124 treasury shares)

                              Part I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

                                      LUBY'S, INC.
                          CONSOLIDATED STATEMENTS OF INCOME

                                     (UNAUDITED)
                                         Three Months Ended        Six Months Ended
                                     February 28, February 29,  February 28, February 29,
                                         2001        2000            2001         2000
                                         ____        ____          ____         ____
                                          (Amounts in thousands except per share data)
Sales                                 $112,219     $121,924       $226,119     $245,068

Costs and expenses:
  Cost of food                          28,984       29,823         58,344       60,222
  Payroll and related costs             37,376       37,684         76,586       76,210
  Occupancy and other operating
    expenses                            41,678       39,280         81,390       78,685
  Provision for asset impairments
   (See Note 4)                          9,445          ---         10,199          ---
  General and administrative expenses    6,827        5,659         13,022       10,862
                                       _______      _______        _______      _______
                                       124,310      112,446        239,541      225,979
                                       _______      _______        _______      _______
    Income (loss) from operations      (12,091)       9,478        (13,422)      19,089

Interest expense                        (2,685)      (1,253)        (4,942)      (2,309)
Other income, net                          278          389            777        1,299
                                       _______      _______        _______      _______

    Income (loss) before income taxes  (14,498)       8,614        (17,587)      18,079

Income tax expense (benefit)            (5,074)       2,997         (6,155)       6,291
                                       _______      _______        _______      _______

    Net income (loss)                 $ (9,424)    $  5,617       $(11,432)    $ 11,788
                                       _______      _______        _______      _______
Net income (loss) per share
 - basic and assuming dilution          $(0.42)       $0.25         $(0.51)        $.53
                                       _______      _______        _______      _______

Cash dividends declared per share        $0.00        $0.20          $0.00         $.40
                                       _______      _______        _______      _______

Weighted average number of shares
  outstanding - basic                   22,422       22,420         22,421       22,420

Weighted average number of shares
  outstanding - assuming dilution       22,435       22,420         22,421       22,421

See accompanying notes.


                         Part I - FINANCIAL INFORMATION (continued)

Item 1.  Financial Statements (continued).

                                     LUBY'S, INC.
                        CONDENSED CONSOLIDATED BALANCE SHEETS

                                    (UNAUDITED)
                                                     February 28,   August 31,
                                                        2001           2000
                                                        ____           ____
                                                      (Thousands of dollars)

                       ASSETS
Current assets:
  Cash and cash equivalents                            $  3,336       $    679
  Trade accounts and other receivables                      448            403
  Food and supply inventories                             3,987          3,853
  Prepaid expenses                                        2,082          4,481
  Income tax receivable                                   5,061          3,749
  Deferred income taxes                                   1,885          1,540
                                                       ________       ________
    Total current assets                                 16,799         14,705

Property held for sale                                   13,238         13,156
Investments and other assets                                356          4,858
Property, plant, and equipment - at cost, net           327,269        338,124
                                                       ________       ________
                                                       $357,662       $370,843
                                                       ________       ________

         LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                     $ 19,860       $ 19,843
  Dividends payable                                         ---          2,242
  Accrued expenses and other liabilities                 21,273         24,040
  Long-term debt classified as current (See Note 5)     123,000            ---
                                                       ________       ________
    Total current liabilities                           164,133         46,125

Long-term debt                                              ---        116,000
Deferred income taxes and other credits                   7,174         10,162
Reserve for store closings                                  651          1,815
Derivative financial instruments (See Note 2)               986            ---

Shareholders' equity:
  Common stock                                            8,769          8,769
  Paid-in capital                                        27,252         27,202
  Retained earnings                                     255,164        266,596
  Accumulated other comprehensive income (loss)            (641)           ---
  Less cost of treasury stock                          (105,826)      (105,826)
                                                       ________       ________
    Total shareholders' equity                          184,718        196,741
                                                       ________       ________
                                                       $357,662       $370,843
                                                       ________       ________
See accompanying notes.

                         Part I - FINANCIAL INFORMATION (continued)

Item 1.  Financial Statements (continued).

                                   LUBY'S, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                                        Six Months Ended
                                                    February 28,   February 29,
                                                       2001            2000
                                                       ____            ____
                                                      (Thousands of dollars)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                 $  (11,432)     $  11,788
  Adjustments to reconcile net income (loss) to
   net cash provided by operating activities:
      Depreciation and amortization                     11,581         11,014
      Provision for asset impairment                    10,199            ---
      Gain on disposal of assets                          (807)          (357)
      Change in assets and liabilities:
        Decrease (increase) in prepaid expenses          2,399            (24)
        Decrease in accrued expenses and
         other liabilities                              (2,767)        (4,014)
        Increase in income tax receivable               (1,312)        (2,104)
        Increase (decrease) in deferred income
         taxes and other credits                        (2,988)         2,195
        Decrease in reserve for store closings          (1,164)        (1,735)
        Other, net                                          11             59
                                                     _________      _________
        Net cash provided by operating activities        3,720         16,822
                                                     _________      _________

CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from disposal of property held for sale       3,495          1,010
  Purchases of land held for future use                    ---         (2,414)
  Purchases of property, plant, and equipment          (12,939)       (29,065)
                                                     _________      _________
        Net cash used in investing activities           (9,444)       (30,469)
                                                     _________      _________

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net borrowings under revolving credit agreement        7,000         23,000
  Dividends paid                                        (2,242)        (8,969)
  Proceeds from borrowing against cash surrender
   value of officers' life insurance policies            3,623            ---
                                                     _________      _________
        Net cash provided by financing activities        8,381         14,031
                                                     _________      _________

Net increase in cash and cash equivalents                2,657            384
Cash and cash equivalents at beginning of period           679            286
                                                     _________      _________
Cash and cash equivalents at end of period          $    3,336      $     670
                                                     _________      _________
See accompanying notes.



                         Part I - FINANCIAL INFORMATION (continued)

Item 1.  Financial Statements (continued).

                                  LUBY'S, INC.
                        NOTES TO FINANCIAL STATEMENTS
                             February 28, 2001

                                (UNAUDITED)

Note 1:  Basis of Presentation

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

Note 2:  Derivative Financial Instruments

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

         At September 1, 2000, the swap agreements were in a favorable position by approximately $175,000. In accordance with the transition provisions of FAS 133, the net-of-tax cumulative effect of an accounting change adjustment on September 1, 2000, was $114,000 in accumulated other comprehensive income with a deferred income tax liability of $61,000. At February 28, 2001, the fair value of the swap agreements decreased to an unfavorable position; therefore, the derivative financial instruments were adjusted to a liability of $986,000. Accumulated other comprehensive income (loss) was adjusted to an accumulated loss of $641,000 and the deferred income tax was adjusted to a $345,000 tax asset. As the swap agreements are deemed to be effective cash flow hedges, there was no income statement impact related to hedge ineffectiveness. The Company expects to reclassify approximately $215,000 of existing losses in accumulated other comprehensive income (loss), net of taxes, into net income (loss) through August 31, 2001.

Note 3:  Comprehensive Income (Loss)

         The Company's comprehensive income (loss) is comprised of net income
         (loss) and adjustments to derivative financial instruments. The components of comprehensive income (loss) are as follows:

                                                     Three Months Ended
                                                 February 28,  February 29,
                                                    2001          2000
                                                    ____          ____
                                                  (Thousands of dollars)

Net income (loss)                                $(9,424)       $5,617
Other comprehensive income (loss),
  net of taxes:
    Net derivative income (loss),
     net of taxes of $297                           (552)          ---
    Reclassification adjustment for (gains)
     losses included in net income (loss),
     net of taxes of $10                              18           ---
                                                 _______        ______
Comprehensive income (loss)                      $(9,958)       $5,617
                                                 _______        ______

                                                    Six Months Ended
                                                 February 28,  February 29,
                                                    2001          2000
                                                    ____          ____
                                                  (Thousands of dollars)

Net income (loss)                               $(11,432)      $11,788
Other comprehensive income (loss),
  net of taxes:
    Cumulative effect of a change in accounting
      for derivative financial instruments upon
      adoption of FAS 133, net of taxes of $61       114           ---
    Net derivative income (loss),
     net of taxes of $405                           (753)          ---
    Reclassification adjustment for (gains)
     losses included in net income (loss),
     net of taxes of $1                               (2)          ---
                                                ________       _______
Comprehensive income (loss)                     $(12,073)      $11,788
                                                ________       _______

Note 4:  Impairment of Long-Lived Assets and Store Closings

         During fiscal year 2001, the Company recorded a pretax charge to operating costs of $10.2 million of asset impairment charges in accordance with Statement of Financial Accounting Standards No. 121 (FAS 121), "Accounting for the Impairment of Long-Lived Assets to be Disposed of." The asset impairment for the current quarter was $9.4 million. The charge related to the impairment of 13 restaurant properties. These properties have experienced specific unfavorable market conditions that have contributed to their impairment. The carrying values of the assets were written down to the estimated future discounted cash flows or fully written off in the case of negative future cash flows. Estimated future cash flows were based on a regression analysis of averages for similar restaurants, discounted at the Company's weighted average cost of capital. Three of the 13 properties are designated for closure prior to May 31, 2001. The remaining $755,000 of impairment charges was recorded during the quarter ended November 30, 2000, in accordance with FAS 121 for assets related to surplus properties held for sale, which were written down to the lower of their historical costs or estimated net realizable values.

         In fiscal years 2000 and 1998 the Company also recorded a pretax charge to operating costs of $14.5 million and $36.9 million, respectively, for asset impairments and store closings. In late fiscal 2000 the Company reviewed its restaurants from a capital strategy standpoint to determine whether the closing of certain units could positively impact sales and profitability at nearby locations while also providing capital funds from the sale of these properties to invest in other more profitable capital projects, such as food-to-go drive-thru expansions. As a result of this review and continual evaluation of possible impairments, the Company recorded a pretax charge of $14.5 million during the fourth quarter of fiscal 2000 for store closings, associated closing costs, asset impairment charges in accordance with FAS 121 and other unusual charges. The principal components of the 2000 charge were as follows:

         - $7.7 million for the closing of 15 restaurants that had not met the Company's return on invested capital and sales growth requirements. Fourteen of the 15 units were closed prior to February 2001, and the remaining store is planned for closure prior to August 31, 2001.
           The charge included the cost to write down the properties and equipment to net realizable value and estimated costs for the settlement of lease obligations, legal and professional fees, severance costs, and other exit costs.
         - $3.2 million for asset impairments of six restaurant properties which the Company continues to operate. The carrying values of the assets were written down to the estimated future discounted cash flows or fully written off in the case of negative future cash flows. Estimated future cash flows were based on a regression analysis of averages for similar restaurants, discounted at the Company's weighted average cost of capital.
         - $1.3 million for the write-down of computer-related equipment and software. The write-down included the abandonment of a payroll-related software package and several point-of-sale (POS) systems. The POS systems were replaced with new touch-screen systems to provide better information and customer service, especially in the food-to-go expansions. As these items were abandoned, the remaining book value of these assets was written off.
         - $1.2 million additional write-down on surplus properties held for sale. These properties were written down to the lower of their historical carrying costs or estimated net realizable values.
         - $1.1 million related to other unusual charges. The primary component of this charge was the write-off of the remaining asset balance related to L&W Seafood, Inc., a joint venture originally established between the Company and Waterstreet, Inc.

         Prior to August 31, 2000, all restaurant employees of the Company were notified of the possibility of their termination due to future restaurant closures. As of February 28, 2001, approximately 295 employees have been terminated, and approximately 30 additional employees will be terminated when the remaining restaurant is closed during the coming year. The severance cost for these employees was accrued and included in the store closing charge noted above.

         During 1998 the Company recorded a similar pretax charge of $36.9 million as a result of the adoption of its strategic plan, which included the disposition, relocation, and write-down of several restaurants that had not met management's financial return expectations.

         At February 28, 2001, the balance in the reserve for store closings was $651,000. All material cash outlays related to the 1998 pretax charge have been made as of February 28, 2001. It is anticipated that all material cash outlays required for the 2000 pretax charge will be made prior to August 31, 2001. The following table presents a summary of the types and amounts recognized as accrued expenses together with cash payments made against such accruals through the period ended February 28, 2001:

                          _____________________________________________________
                                       Legal
                                       And
                             Lease     Profes-    Work        Other
                          Settlement   sional     force       Exit     Total
                             Costs     Fees       Severance   Costs    Reserve
                          _____________________________________________________
                                          (Thousands of dollars)
Reserve balance at
 August 31, 1998          $ 4,537    $    985    $   260     $    390  $ 6,172
  Additions/transfers/
  (reductions)               (224)        150         56         (257)    (275)
  Cash payments              (406)       (135)      (244)         (45)    (830)
                          _______     _______    _______      _______  _______
Reserve balance at
 August 31, 1999            3,907       1,000         72           88    5,067
  Additions/transfers/
  (reductions)                675         350        375          300    1,700
  Cash payments            (3,817)       (975)       (72)         (88)  (4,952)
                          _______     _______    _______      _______  _______

Reserve balance at
 August 31, 2000              765         375        375          300    1,815
  Additions/transfers/
  (reductions)                450        (200)       (55)        (195)     ---
  Cash payments              (715)        ---       (306)        (143)  (1,164)
                          _______     _______    _______      _______  _______

Reserve balance at
  February 29, 2001       $   500    $    175    $    14     $    (38) $   651
                          _______     _______    _______      _______  _______

Note 5:  Debt

         The Company has a $125 million credit facility with a syndication of four banks. As part of this credit facility, the Company has a revolving credit agreement which allows borrowings for varying periods through June 30, 2002, at the lower of the prime rate or other rate options available at the time of borrowing. As of February 28, 2001, the balance outstanding under the line-of-credit agreement is $123 million. The remaining portion of the line of credit is committed to fund obligations under letters of credit and therefore the Company has no ability to borrow additional funds under its credit facility.

         The credit facility contains business covenants, which impose certain financial restrictions on the Company. As a result of the asset impairment, lower same-store sales, and other unusual charges recorded in the second quarter, the Company is not in compliance with the Leverage Ratio and the Net Worth covenants as required by its credit facility. In an effort to cure these defaults under its credit facility, the Company is in discussions with its banks regarding permanent amendments. Due to the pending nature of the amendments, the Company's debt associated with the facility is classified as a current liability in the February 28, 2001, financial statements.
         Upon successful completion of the amendments, which the Company anticipates will include an extension in the term of the credit facility, the recently hired Chief Executive Officer and Chief Operating Officer have committed to loan the Company a total of $10 million to support future daily cash needs.



                          Part I - FINANCIAL INFORMATION (continued)

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources
_______________________________

Cash and cash equivalents increased by $2,657,000 from the end of the preceding fiscal year to February 28, 2001. All capital expenditures for fiscal 2001 are being funded from cash flows from operations, cash equivalents, and long-term debt. Capital expenditures for the six months ended February 28, 2001, were $12,939,000. As of February 28, 2001, the Company owned 27 properties held for sale, including ten undeveloped land sites.

To fund capital expenditures, the Company required external financing and borrowed funds under a $125 million line-of-credit agreement. As of February 28, 2001, the amount outstanding under this line of credit is $123 million. The remaining portion of the line of credit is committed to fund obligations under letters of credit and therefore the Company has no ability to borrow additional funds under its credit facility. As a result of the asset impairment, lower same-store sales, and other unusual charges recorded in the second quarter, the Company is not in compliance at February 28, 2001, with certain financial covenants as required by its credit facility. In an effort to cure these defaults under its credit facility, the Company is in discussions with its banks regarding permanent amendments. Due to the current pending nature of the amendments, the Company's debt associated with the facility is classified as a current liability in the February 28, 2001, financial statements. Upon successful completion of the amendments, which the Company anticipates will include an extension in the term of the credit facility, the recently hired Chief Executive Officer and Chief Operating Officer have committed to loan the Company a total of $10 million to support future daily cash needs.

Interest Rate Swap Agreements
_____________________________

The Company has two interest rate swap agreements (swaps) that fix the rate on a portion of the floating-rate debt outstanding under its revolving line of credit. The swaps fix interest at a rate of 6.50% in the notional amounts of $30 million and $15 million and both terminate as of June 30, 2002. The differential to be paid or received as interest rates change is accrued and recognized as an adjustment to interest expense related to the debt. The related amount payable to or receivable from counterparties is included in other liabilities or assets. The fair values of these agreements are estimated by obtaining quoted market prices. The swap agreements were in an unfavorable market value position of approximately $986,000 as of February 28, 2001.

Trends and Uncertainties
________________________

FAS 121 requires the Company to review long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company considers a history of operating losses or negative cash flows to be its main indicators of potential impairment. Assets are generally evaluated for impairment at the restaurant level. If a restaurant continues to incur negative cash flows or operating losses, an impairment or restaurant closing charge may be recognized in future periods.

Reserve for Store Closing
__________________________

Of the 13 restaurants impaired in the first six months of 2001, three are designated for closure. The reserve for store closure as of February 28, 2001, was not increased for the effect of these three restaurants as most employees will transfer to nearby locations and the properties are either owned or the relative leases have expired. During the six months ended February 28, 2001, the Company had cash outlays related to its reserve, which originally resulted from write-downs taken in fiscal year 2000 and fiscal year 1998. The write-downs were the result of the Company's continuing efforts to redeploy both capital and human resources to improve the Company's financial performance and strengthen the organization.

The 2000 write-down resulted in a pretax charge to operating costs of $14.5 million during the fourth quarter for store closings, associated closing costs, asset impairment charges in accordance with Statement of Financial Accounting Standards No. 121 (FAS 121), "Accounting for the Impairment of Long-Lived Assets to be Disposed of," and other unusual charges. The principal components of the 2000 charge were (1) $7.7 million for the closing of 15 restaurants that had not met the Company's return on invested capital and sales growth requirements - 14 of the 15 units have been closed as of February 2001, and the remaining store is planned for closure prior to August 31, 2001; (2) $3.2 million for asset impairments of six restaurant properties which the Company continues to operate; (3) $1.3 million for the write-down of computer-related equipment and software; (4) $1.2 million additional write-down on surplus properties held for sale; and (5) $1.1 million related to other unusual
charges.   The 1998 write-down resulted in a pretax charge to operating costs of $36.9 million for stores that were closed, relocated, or impaired. The principal components of the 1998 charge were (1) $14.7 million for the closing of 14 underperforming restaurants; (2) $10.7 million for the closing and relocation of 16 restaurants to optimize their market potential; (3) $11.4 million for asset impairments of 13 restaurants which the Company continues to operate; and (4) $0.1 million additional write-down on surplus properties held for sale. See further discussion of the 2000 and 1998 pretax charges in Note 4 of the Notes to Consolidated Financial Statements for the period ended
February 28, 2001.

At February 28, 2001, the balance in the reserve for store closings was $651,000. All material cash outlays related to the 1998 pretax charge had been made as of November 30, 2000. It is anticipated that all material cash outlays required for the 2000 pretax charge will be made prior to August 31, 2001. The following table presents a summary of the types and amounts recognized as accrued expenses together with cash payments made against such accruals for the quarter ended February 28, 2001:

                          _____________________________________________________
                                       Legal
                                       And
                             Lease     Profes-    Work        Other
                          Settlement   sional     force       Exit     Total
                             Costs     Fees       Severance   Costs    Reserve
                          _____________________________________________________
                                          (Thousands of dollars)
Reserve balance at
 August 31, 2000          $   765    $    375    $   375     $    300  $ 1,815
  Additions/transfers/
   (reductions)               450        (200)       (55)        (195)     ---
  Cash payments              (715)        ---       (306)        (143)  (1,164)
                          _______     _______    _______      _______  _______
Reserve balance at
  February 28, 2001       $   500    $    175    $    14     $    (38) $   651
                          _______     _______    _______      _______  _______

Results of Operations
_____________________

Quarter ended February 28, 2001, compared to the quarter ended February 29,
2000
____________________________________________________________________________

Sales decreased $9,705,000, or 8.0%, due to the closing of three restaurants in fiscal year 2000 and 14 restaurants in fiscal year 2001, and excluding a leap day in fiscal year 2000, a decline of 5.3% during the quarter in sales volumes at restaurants opened over 18 months. This decrease was partially offset by the opening of 11 new restaurants during fiscal year 2000 and one restaurant in fiscal year 2001.

Cost of food decreased $839,000, or 2.8%, due primarily to the decline in sales. As a percentage of sales, food costs were higher due to recent couponing, our drive to increase dinner traffic by offering higher-end entrees such as steak, shrimp, and fresh fish, and increased bundled meal offerings. Payroll and related costs decreased $308,000, or 0.8%, due primarily to store closures offset by higher workers' compensation costs. Occupancy and other operating expenses increased $2,398,000, or 6.1%, due primarily to increased utility costs due to higher rates; higher property taxes related to new stores and remodels; and higher depreciation expense associated with the new stores, restaurant remodels, and an increase in technology-related spending. In addition, advertising expense was higher due to the timing of expenditures. These increases were partially offset by lower management incentive pay as a result of lower sales and profits. General and administrative expenses increased $1,168,000, or 20.6%, due primarily to increased consulting services and higher legal and professional fees related to the proxy and debt restructuring. These increases were offset by lower profit sharing and bonus expenses.

During the current quarter, the Company recorded a pretax charge to operating costs of $9,445,000 as a result of asset impairment charges in accordance with Statement of Financial Accounting Standards No. 121 (FAS 121), "Accounting for the Impairment of Long-Lived Assets to be Disposed of." The charge related to 13 restaurant properties, which were written down to their estimated fair value. These properties have experienced specific unfavorable market conditions that have contributed to their impairment. The carrying values of the assets were written down to the estimated future discounted cash flows or fully written off in the case of negative future cash flows. Estimated future cash flows were based on a regression analysis of averages for similar restaurants, discounted at the Company's weighted average cost of capital. Three of the properties have been designated for closure.

Interest expense increased $1,432,000, or 114.3%, from the first quarter of fiscal 2000 due to higher borrowings under the line-of-credit agreement and higher interest rates.

Other income decreased $111,000 due to property tax late payment penalties and other miscellaneous costs, which were partially offset by higher gains on the sales of properties.

Income tax benefit increased $8,071,000, or 269.3%, due primarily to lower income before income taxes. This was also raised by a slight increase in the effective income tax rate from 34.8% to 35.0%.

Six months ended February 28, 2001, compared to the six months ended February 29, 2000
____________________________________________________________________________

Sales decreased $18,949,000, or 7.7%, due to the closing of three restaurants in fiscal 2000 and 14 restaurants in fiscal year 2001, and excluding a leap day in fiscal year 2000, a decline of 6.2% during the six-month period in sales volumes at restaurants opened over 18 months. This decrease was partially offset by the opening of 11 new restaurants during fiscal 2000 and one restaurant in fiscal year 2001.

Cost of food decreased $1,878,000, or 3.1%, due primarily to the decline in sales. As a percentage of sales, food costs were higher due to recent couponing, our drive to increase dinner traffic by offering higher-end entrees such as steak, shrimp, and fresh fish, and increased bundled meal offerings. Payroll and related costs increased $376,000, or 0.5%, primarily due to higher workers' compensation costs, which were partially offset by lower payroll costs related to store closures. Occupancy and other operating expenses increased $2,705,000, or 3.4%, due primarily to increased utility costs due to higher rates; higher rent expense due to new stores and the timing of percentage rentals; higher property taxes related to new stores and remodels; and higher depreciation expense associated with the new stores, restaurant remodels, and an increase in technology-related spending. These increases were partially offset by lower advertising expense due to a change in the timing of expenditures and lower management incentive pay as a result of lower sales and profits. General and administrative expenses increased $2,160,000, or 19.9%, due primarily to higher officers' salaries related to a separation agreement negotiated with Luby's former President and CEO, increased consulting services, and higher legal and professional fees related to the proxy and debt restructuring. These increases were offset by lower profit sharing and bonus expenses.

During the period, the Company recorded a pretax charge to operating costs of $10,199,000 as a result of asset impairment charges in accordance with Statement of Financial Accounting Standards No. 121 (FAS 121), "Accounting for the Impairment of Long-Lived Assets to be Disposed of." The charge related to surplus properties held for sale and 13 restaurant properties which were written down to their estimated fair value.

Interest expense increased $2,633,000, or 114.0%, from the first six months of fiscal 2000 due to higher borrowings under the line-of-credit agreement and higher interest rates.

Other income decreased $522,000 due primarily to property tax late payment penalties and other miscellaneous costs.

Income tax benefit increased $12,446,000, or 197.8%, due primarily to lower income before income taxes. This was also raised by a slight increase in the effective income tax rate from 34.8% to 35.0%.

Forward-Looking Statements
__________________________

The Company wishes to caution readers that various factors could cause the actual results of the Company to differ materially from those indicated by forward-looking statements made from time to time in news releases, reports, proxy statements, registration statements, and other written communications (including the preceding sections of this Management's Discussion and Analysis), as well as oral statements made from time to time by representatives of the Company. Except for historical information, matters discussed in such oral and written communications are forward-looking statements that involve risks and uncertainties, including but not limited to general business conditions, the impact of competition, the success of operating initiatives, changes in the cost and supply of food and labor, the seasonality of the Company's business, taxes, inflation, governmental regulations, and the availability of credit, as well as other risks and uncertainties disclosed in periodic reports on Form 10-K.

Item 3.  Quantitative and Qualitative Disclosure about Market Risk
_______  _________________________________________________________

Excluding the interest rate swap agreements (swaps) in the combined notional amount of $45 million, the Company has borrowed under its revolving credit agreement at prime or other rate options available at the time of borrowing. The other rate options are increased or decreased according to the Company's performance in comparison to existing bank covenants.

As of February 28, 2001, the total amount of debt subject to interest rate fluctuations was $78 million under its revolving credit agreement. A 1% change in interest rates would result in an increase or decrease in interest expense of $780,000 per year.




                               Part II - OTHER INFORMATION

Item 2.  Changes in Securities and Use of Proceeds.
_______  __________________________________________

Effective as of March 8, 2001, the Company amended the Rights Agreement dated as of April 16, 1991 (as amended effective as of December 19, 1991, February 7, 1995, and May 29, 1995) between the Company and American Stock Transfer & Trust Company as Rights Agent. The amendment modifies the Rights Agreement which governs the common stock purchase rights associated with each outstanding share of common stock of the Company. The amendment modifies the definition of "Acquiring Person" and "Distribution Date" as used in the Rights Agreement, exempts certain persons from the operation of the Rights Agreement, and extends the final expiration date of the common stock purchase rights, among other things. The Company filed a Form 8-A/A with the Securities and Exchange Commission on March 22, 2001, in which it amended the description of the common stock purchase rights as they were described in the Company's Form 8-A dated April 16, 1991. The description of the common stock purchase rights is qualified in its entirety by reference to these filings.

The general effect of modification to the Rights Agreement is to extend the protections afforded to the shareholders of the Company by the agreement for an additional two years.

Item 3.  Defaults Upon Senior Securities
_______  _______________________________

See Part I -- Note 5: Debt.




                         Part II - OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders.
______   ____________________________________________________

(a) The 2001 annual meeting of shareholders of Luby's, Inc. was held on January 12, 2001.

(b) The directors elected at the meeting were Ronald K. Calgaard, Roger R. Hemminghaus, and Jimmy W. Woliver. The other directors whose terms continued after the meeting are Judith B. Craven, David B. Daviss, Arthur R. Emerson, Robert T. Herres, Walter J. Salmon, and Joanne Winik.

(c) The matters voted upon at the meeting were (i) the election of three directors to serve until the 2004 Annual Meeting of Shareholders; (ii) the approval of the appointment of Ernst & Young LLP as auditors for the 2001 fiscal year; and (iii) to act upon the following nonbinding shareholder proposals: (a) proposal to limit CEO compensation, (b) proposal regarding board meeting agendas, (c) proposal to declassify the board of directors, and (d) proposal to remove antitakeover provisions.

(d)  With respect to the election of directors, the results of the voting were:


                             Shares Voted         Shares        Broker
Nominee                          For             Abstained      Nonvotes
_______________________      ____________        __________     _________

Ronald K. Calgaard             10,209,575         2,751,006        -0-
Roger R. Hemminghaus           10,736,295         2,222,427        -0-
Jimmy W. Woliver               11,349,204         1,918,181        -0-
Elise Jones Freeman             3,575,998            27,589        -0-
Herbert Leslie Goldberg         3,443,291           148,028        -0-
Thomas C. Palmer                3,162,972           132,460        -0-

(e) With respect to the approval of the appointment of auditors, the results of the voting were:

     Shares voted "for"        16,078,882
     Shares voted "against"       381,908
     Shares abstaining            101,554
     Broker nonvotes                  -0-

(f)  With respect to the nonbinding shareholder proposals:

     (1) Proposal to limit CEO compensation:

         Shares voted "for"     5,999,580
         Shares voted "against" 8,335,754
         Shares abstaining      1,174,319
         Broker nonvotes              -0-

     (2) Proposal regarding board meeting agendas:

         Shares voted "for"     5,797,428
         Shares voted "against" 9,461,580
         Shares abstaining        250,656
         Broker nonvotes              -0-

     (3) Proposal to declassify the board of directors:

         Shares voted "for"     8,810,394
         Shares voted "against" 6,079,591
         Shares abstaining        619,668
         Broker nonvotes              -0-

     (4) Proposal to remove antitakeover provisions:

         Shares voted "for"     9,535,570

         Shares voted "against" 5,696,575
         Shares abstaining        277,504
         Broker nonvotes              -0-






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

  4(e) Amendment No. 4 dated March 8, 2001, to Rights Agreement dated April 16, 1991 (filed as Exhibit 99.1 to the Company's Report on Form 8-A12B/A on March 22, 2001, and incorporated herein by Reference).

  4(f) Credit Agreement dated February 27, 1996, among Luby's Cafeterias, Inc., Certain Lenders, and NationsBank of Texas, N.A. (filed as
         Exhibit 4(e) to the Company's Quarterly Report on Form 10-Q for the quarter ended February 29, 1996, and incorporated herein by reference).

  4(g) First Amendment to Credit Agreement dated January 24, 1997, among Luby's Cafeterias, Inc., Certain Lenders, and NationsBank of Texas, N.A. (filed as Exhibit 4(f) to the Company's Quarterly Report on Form 10-Q for the quarter ended February 28, 1997, and incorporated herein by reference).

  4(h) ISDA Master Agreement dated June 17, 1997, between Luby's Cafeterias, Inc. and NationsBank, N.A., with Schedule and Confirmation dated
         July 7, 1997 (filed as Exhibit 4(g) to the Company's Annual Report on Form 10-K for the fiscal year ended August 31, 1997, and incorporated herein by reference).

  4(i) ISDA Master Agreement dated July 2, 1997, between Luby's Cafeterias, Inc. and Texas Commerce Bank National Association, with Schedule and Confirmation dated July 2, 1997 (filed as Exhibit 4(h) to the Company's Annual Report on Form 10-K for the fiscal year ended August 31, 1997, and incorporated herein by reference).

  4(j) Second Amendment to Credit Agreement dated July 3, 1997, among Luby's Cafeterias, Inc., Certain Lenders, and NationsBank of Texas, N.A. (filed as Exhibit 4(i) to the Company's Annual Report on Form 10-K for the fiscal year ended August 31, 1997, and incorporated herein by reference).

  4(k) Third Amendment to Credit Agreement dated October 27, 2000, among Luby's, Inc., Certain Lenders, and Bank of America, N.A. (filed as
         Exhibit 4(j) to the Company's Annual Report on Form 10-K for the fiscal year ended August 31, 2000, and incorporated herein by reference).

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

 10(h) Amended and Restated Nonemployee Director Stock Option Plan of Luby's, Inc. approved by the shareholders of Luby's, Inc. on January 14, 2000 (filed as Exhibit 10(j) to the Company's Quarterly Report on Form 10-Q for the quarter ended February 29, 2000, and incorporated herein by reference).*

 10(i) Employment Contract dated January 12, 1996, between Luby's Cafeterias, Inc. and John B. Lahourcade (filed as Exhibit 10(i) to the Company's Quarterly Report on Form 10-Q for the quarter ended February 29, 1996, and incorporated herein by reference).*

 10(j) Luby's Cafeterias, Inc. Supplemental Executive Retirement Plan dated May 30, 1996 (filed as Exhibit 10(j) to the Company's Annual Report on Form 10-K for the fiscal year ended August 31, 1996, and incorporated herein by reference).*

 10(k) Amendment to Luby's Cafeterias, Inc. Supplemental Executive Retirement Plan adopted January 14, 1997 (filed as Exhibit 10(r) to the Company's Quarterly Report on Form 10-Q for the quarter ended February 28, 1997, and incorporated herein by reference).*

 10(l) Amendment to Luby's Cafeterias, Inc. Supplemental Executive Retirement Plan adopted January 9, 1998 (filed as Exhibit 10(u) to the Company's Quarterly Report on Form 10-Q for the quarter ended February 28, 1998, and incorporated herein by reference).*

 10(m) Amendment to Luby's Cafeterias, Inc. Supplemental Executive Retirement Plan adopted May 21, 1999 (filed as Exhibit 10(q) to the Company's Quarterly Report on Form 10-Q for the quarter ended May 31, 1999, and incorporated herein by reference.)*

 10(n) Severance Agreement between Luby's, Inc. and Barry J.C. Parker dated December 19, 2000 (filed as Exhibit 10(r) to the Company's Quarterly Report on Form 10-Q for the quarter ended November 30, 2000, and incorporated herein by reference).*

 10(o) Luby's Cafeterias, Inc. Nonemployee Director Phantom Stock Plan adopted March 19, 1998 (filed as Exhibit 10(aa) to the Company's Quarterly Report on Form 10-Q for the quarter ended February 28, 1998, and incorporated herein by reference).*

 10(p) Luby's Incentive Stock Plan adopted October 16, 1998 (filed as Exhibit 10(cc) to the Company's Annual Report on Form 10-K for the fiscal year ended August 31, 1998, and incorporated herein by reference).*

 10(q) Form of Change in Control Agreement entered into between Luby's, Inc., and each of its Senior Vice Presidents as of January 8, 1999 (filed as Exhibit 10(aa) to the Company's Quarterly Report on Form 10-Q for the quarter ended February 28, 1999, and incorporated herein by reference).*

 10(r) Luby's, Inc. Deferred Compensation Plan effective June 1, 1999 (filed as Exhibit 10(cc) to the Company's Quarterly Report on Form 10-Q for the quarter ended May 31, 1999, and incorporated herein by reference).*

 10(s) Registration Rights Agreement dated March 9, 2001, by and among Luby's, Inc. Christopher J. Pappas, and Harris J. Pappas (filed as
         Exhibit 10.4 to the Company's Current Report on Form 8-K dated March 9, 2001, and incorporated hereby by reference).

 10(t) Purchase Agreement dated March 9, 2001, by and among Luby's, Inc., Harris J. Pappas and Christopher J. Pappas (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K dated March 9, 2001, and incorporated herein by reference).

 10(u) Employment Agreement dated March 9, 2001, between Luby's, Inc. and Christopher J. Pappas (filed as Exhibit 10.2 to the Company's Current Report on Form 8-K dated March 9, 2001, and incorporated herein by reference).*

 10(v) Employment Agreement dated March 9, 2001, between Luby's, Inc. and Harris J. Pappas (filed as Exhibit 10.3 to the Company's Current Report on Form 8-K dated March 9, 2001, and incorporated herein by reference).*

 10(w)   Luby's, Inc. Incentive Bonus Plan for Fiscal 2001 (filed as
         Exhibit 10(z) to the Company's Annual Report on Form 10-K for the fiscal year ended August 31, 2000, and incorporated herein by reference).*

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

                                             LUBY'S, INC.
                                             (Registrant)

                                             By: /s/CHRISTOPHER J. PAPPAS
                                                 ________________________
                                                 Christopher J. Pappas
                                                 President and
                                                 Chief Executive Officer

                                             By: /s/ERNEST PEKMEZARIS
                                                 _________________________
                                                 Ernest Pekmezaris
                                                 Senior Vice President and
                                                 Chief Financial Officer

Dated: April 16, 2001

            EXHIBIT INDEX

 Number     Document
_______    __________

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

  4(e) Amendment No. 4 dated March 8, 2001, to Rights Agreement dated April 16, 1991 (filed as Exhibit 99.1 to the Company's Report on Form 8-A12B/A on March 22, 2001, and incorporated herein by Reference).

  4(f) Credit Agreement dated February 27, 1996, among Luby's Cafeterias, Inc., Certain Lenders, and NationsBank of Texas, N.A. (filed as
         Exhibit 4(e) to the Company's Quarterly Report on Form 10-Q for the quarter ended February 29, 1996, and incorporated herein by reference).

  4(g) First Amendment to Credit Agreement dated January 24, 1997, among Luby's Cafeterias, Inc., Certain Lenders, and NationsBank of Texas, N.A. (filed as Exhibit 4(f) to the Company's Quarterly Report on Form 10-Q for the quarter ended February 28, 1997, and incorporated herein by reference).

  4(h) ISDA Master Agreement dated June 17, 1997, between Luby's Cafeterias, Inc. and NationsBank, N.A., with Schedule and Confirmation dated
         July 7, 1997 (filed as Exhibit 4(g) to the Company's Annual Report on Form 10-K for the fiscal year ended August 31, 1997, and incorporated herein by reference).

  4(i) ISDA Master Agreement dated July 2, 1997, between Luby's Cafeterias, Inc. and Texas Commerce Bank National Association, with Schedule and Confirmation dated July 2, 1997 (filed as Exhibit 4(h) to the Company's Annual Report on Form 10-K for the fiscal year ended August 31, 1997, and incorporated herein by reference).

  4(j) Second Amendment to Credit Agreement dated July 3, 1997, among Luby's Cafeterias, Inc., Certain Lenders, and NationsBank of Texas, N.A. (filed as Exhibit 4(i) to the Company's Annual Report on Form 10-K for the fiscal year ended August 31, 1997, and incorporated herein by reference).

  4(k) Third Amendment to Credit Agreement dated October 27, 2000, among Luby's, Inc., Certain Lenders, and Bank of America, N.A. (filed as
         Exhibit 4(j) to the Company's Annual Report on Form 10-K for the fiscal year ended August 31, 2000, and incorporated herein by reference).

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

 10(h) Amended and Restated Nonemployee Director Stock Option Plan of Luby's, Inc. approved by the shareholders of Luby's, Inc. on January 14, 2000 (filed as Exhibit 10(j) to the Company's Quarterly Report on Form 10-Q for the quarter ended February 29, 2000, and incorporated herein by reference).*

 10(i) Employment Contract dated January 12, 1996, between Luby's Cafeterias, Inc. and John B. Lahourcade (filed as Exhibit 10(i) to the Company's Quarterly Report on Form 10-Q for the quarter ended February 29, 1996, and incorporated herein by reference).*

 10(j) Luby's Cafeterias, Inc. Supplemental Executive Retirement Plan dated May 30, 1996 (filed as Exhibit 10(j) to the Company's Annual Report on Form 10-K for the fiscal year ended August 31, 1996, and incorporated herein by reference).*

 10(k) Amendment to Luby's Cafeterias, Inc. Supplemental Executive Retirement Plan adopted January 14, 1997 (filed as Exhibit 10(r) to the Company's Quarterly Report on Form 10-Q for the quarter ended February 28, 1997, and incorporated herein by reference).*

 10(l) Amendment to Luby's Cafeterias, Inc. Supplemental Executive Retirement Plan adopted January 9, 1998 (filed as Exhibit 10(u) to the Company's Quarterly Report on Form 10-Q for the quarter ended February 28, 1998, and incorporated herein by reference).*

 10(m) Amendment to Luby's Cafeterias, Inc. Supplemental Executive Retirement Plan adopted May 21, 1999 (filed as Exhibit 10(q) to the Company's Quarterly Report on Form 10-Q for the quarter ended May 31, 1999, and incorporated herein by reference.)*

 10(n) Severance Agreement between Luby's, Inc. and Barry J.C. Parker dated December 19, 2000 (filed as Exhibit 10(r) to the Company's Quarterly Report on Form 10-Q for the quarter ended November 30, 2000, and incorporated herein by reference).*

 10(o) Luby's Cafeterias, Inc. Nonemployee Director Phantom Stock Plan adopted March 19, 1998 (filed as Exhibit 10(aa) to the Company's Quarterly Report on Form 10-Q for the quarter ended February 28, 1998, and incorporated herein by reference).*


 10(p) Luby's Incentive Stock Plan adopted October 16, 1998 (filed as Exhibit 10(cc) to the Company's Annual Report on Form 10-K for the fiscal year ended August 31, 1998, and incorporated herein by reference).*

 10(q) Form of Change in Control Agreement entered into between Luby's, Inc., and each of its Senior Vice Presidents as of January 8, 1999 (filed as Exhibit 10(aa) to the Company's Quarterly Report on Form 10-Q for the quarter ended February 28, 1999, and incorporated herein by reference).*

 10(r) Luby's, Inc. Deferred Compensation Plan effective June 1, 1999 (filed as Exhibit 10(cc) to the Company's Quarterly Report on Form 10-Q for the quarter ended May 31, 1999, and incorporated herein by reference).*

 10(s) Registration Rights Agreement dated March 9, 2001, by and among Luby's, Inc. Christopher J. Pappas, and Harris J. Pappas (filed as
         Exhibit 10.4 to the Company's Current Report on Form 8-K dated March 9, 2001, and incorporated hereby by reference).

 10(t) Purchase Agreement dated March 9, 2001, by and among Luby's, Inc., Harris J. Pappas and Christopher J. Pappas (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K dated March 9, 2001, and incorporated herein by reference).

 10(u) Employment Agreement dated March 9, 2001, between Luby's, Inc. and Christopher J. Pappas (filed as Exhibit 10.2 to the Company's Current Report on Form 8-K dated March 9, 2001, and incorporated herein by reference).*

 10(v) Employment Agreement dated March 9, 2001, between Luby's, Inc. and Harris J. Pappas (filed as Exhibit 10.3 to the Company's Current Report on Form 8-K dated March 9, 2001, and incorporated herein by reference).*

 10(w)   Luby's, Inc. Incentive Bonus Plan for Fiscal 2001 (filed as
         Exhibit 10(z) to the Company's Annual Report on Form 10-K for the fiscal year ended August 31, 2000, and incorporated herein by reference).*

 11      Statement re computation of per share earnings.

 99(a) Corporate Governance Guidelines of Luby's Cafeterias, Inc., as amended July 20, 2000 (filed as Exhibit 99(a) to the Company's Annual Report on Form 10-K for the fiscal year ended August 31, 2000, and incorporated herein by reference).

*Denotes management contract or compensatory plan or arrangement.