Form 10-Q
period 2001-05-31
LUBYS INC
filed 2001-07-16
CIK 16099

FORM 10-Q

              UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                              Washington, D. C. 20549

(Mark One)

[x]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2001

                                     OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________________   to ______________________

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

   Common Stock:  22,422,943 shares outstanding as of July 13, 2001
                  (exclusive of 4,980,124 treasury shares)

                            Part I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                                    LUBY'S, INC.
                          CONSOLIDATED STATEMENTS OF INCOME

                                    (UNAUDITED)

                                   Three Months Ended      Nine Months Ended
                                            May 31,            May 31,
                                      2001         2000    2001         2000
                                     _____         ____    ____         ____
                                   (Amounts in thousands except per share data)

Sales                               $121,677    $126,281  $347,796   $371,349

Costs and expenses:
  Cost of food                        30,305      32,954    88,649     93,177
  Payroll and related costs           41,254      39,255   117,840    115,465
  Occupancy and other operating
    expenses                          42,512      39,381   123,903    118,066
  Provision for asset impairments
    and store closings                   ---         ---    10,199        ---
  General and administrative
    expenses                           6,415       5,244    19,437     16,105
                                     _______     _______   _______    _______
                                     120,486     116,834   360,028    342,813
                                     _______     _______   _______    _______

      Income (loss) from operations    1,191       9,447   (12,232)    28,536

Interest expense                      (3,534)     (1,645)   (8,475)    (3,954)
Other income, net                        703         573     1,479      1,872
                                     _______     _______   _______    _______

      Income (loss) before
        income taxes                  (1,640)      8,375   (19,228)    26,454

Income tax expense (benefit)            (574)      2,540    (6,730)     8,831
                                     _______     _______   _______    _______

      Net income (loss)           $   (1,066) $    5,835  $(12,498)  $ 17,623
                                     _______     _______   _______    _______

Net income (loss) per share -
  basic and assuming dilution         $(0.05)      $0.26    $(0.56)     $0.79
                                     _______     _______   _______    _______

Cash dividends per share               $0.00       $0.20     $0.00      $0.60
                                     _______     _______   _______    _______

Weighted average number of shares
  outstanding - basic                 22,423      22,420    22,422     22,420

Weighted average number of shares
  outstanding - assuming dilution     22,632      22,420    22,475     22,422

See accompanying notes.

                            Part I - FINANCIAL INFORMATION (continued)

Item 1.  Financial Statements (continued).

                                          LUBY'S, INC.
                             CONDENSED CONSOLIDATED BALANCE SHEETS

                                          (UNAUDITED)
                                                      May 31,        August 31,
                                                       2001             2000
                                                      _______        __________
                                                        (Thousands of dollars)

                                     ASSETS

Current assets:
  Cash and cash equivalents                          $   7,591        $    679
  Short-term investments                                 5,935             ---
  Trade accounts and other receivables                     458             403
  Food and supply inventories                            3,821           3,853
  Prepaid expenses                                       1,755           4,481
  Income tax receivable                                  6,949           3,749
  Deferred income taxes                                  2,207           1,540
                                                      ________        ________
    Total current assets                                28,716          14,705

Property held for sale                                   8,230          13,156
Investments and other assets                             1,896           4,858
Property, plant, and equipment - at cost, net          324,186         338,124
                                                      ________        ________
                                                      $363,028        $370,843


                       LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                   $  16,808       $  19,843
  Dividends payable                                        ---           2,242
  Accrued expenses and other liabilities                26,976          24,040
                                                      ________        ________
Total current liabilities                               43,784          46,125

Long-term debt (Note 5)                                123,000         116,000
Deferred income taxes and other credits                 10,336          10,162
Reserve for store closings                                 604           1,815
Derivative financial instruments (Note 2)                1,191             ---

Shareholders' equity:
  Common stock                                           8,769           8,769
  Paid-in capital                                       27,847          27,202
  Retained earnings                                    254,097         266,596
  Accumulated other comprehensive
   income (loss) (Note 3)                                 (774)            ---
  Less cost of treasury stock                         (105,826)       (105,826)
                                                      ________        ________

    Total shareholders' equity                         184,113         196,741
                                                      ________        ________

                                                      $363,028        $370,843
See accompanying notes.

                         Part I - FINANCIAL INFORMATION (continued)

Item 1.  Financial Statements (continued).

                                     LUBY'S, INC.
                    CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                     (UNAUDITED)

                                                        Nine Months Ended
                                                              May 31,
                                                         2001          2000
                                                         ____          ____
                                                         (Thousands of dollars)

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                    $(12,498)     $ 17,623
  Adjustments to reconcile net income (loss ) to net
   cash provided by operating activities:
      Depreciation and amortization                      17,320        16,847
      Provision for asset impairments                    10,199           ---
      Gain on disposal of assets                         (1,156)          ---
      Non-cash stock compensation                           558           ---
      Changes in operating assets and liabilities        (3,214)       (7,975)
                                                       ________      ________
        Net cash provided by operating activities        11,209        26,495

CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from disposal of property held for sale        6,935         1,010
  Purchases of land held for future use                     ---        (2,905)
  Purchases of property, plant, and equipment           (13,678)      (40,827)
  Purchases of short-term investments                    (5,935)          ---
                                                       ________      ________
        Net cash used in investing activities           (12,678)      (42,722)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net borrowings under revolving credit agreement         7,000        31,000
  Dividends paid                                         (2,242)      (13,452)
  Proceeds from borrowing against cash surrender
   value of life insurance policies                       3,623           ---
                                                       ________      ________
Net cash provided by financing activities                 8,381        17,548

Net increase in cash and cash equivalents                 6,912         1,321
Cash and cash equivalents at beginning of period            679           286
                                                       ________      ________
Cash and cash equivalents at end of period            $   7,591     $   1,607

See accompanying notes.

                      Part I - FINANCIAL INFORMATION (continued)

Item 1.  Financial Statements (continued).

                                      LUBY'S, INC.
                            NOTES TO FINANCIAL STATEMENTS
                                    May 31, 2001
                                    (UNAUDITED)

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

Note 2:  Derivative Financial Instruments

         The Company adopted Statement of Financial Accounting Standards No. 133 (FAS 133), "Accounting for Derivative Instruments and Hedging Activities," and its amendments, Statements 137 and 138, on September 1, 2000. FAS 133 requires that all derivative instruments be recorded on the balance sheet at fair value. The Company has designated its interest rate swap agreements as cash flow hedge instruments. The swap agreements are used to manage exposure to interest rate movement by effectively changing the variable rate to a fixed rate. The critical terms of the interest rate swap agreements and the interest-bearing debt associated with the swap agreements are the same; therefore, the Company has assumed that there is no ineffectiveness in the hedge relationship. Changes in fair value of the interest rate swap agreements will be recognized in other comprehensive income, net of tax effects, until the hedged items are recognized in earnings. The Company has hedged its exposure to interest rate movement through June 30, 2002.

         At September 1, 2000, the swap agreements were in a favorable position by approximately $175,000. In accordance with the transition provisions of FAS 133, the net-of-tax cumulative effect of an accounting change adjustment on September 1, 2000, was $114,000 in accumulated other comprehensive income with a deferred income tax liability of $61,000. At May 31, 2001, the fair value of the swap agreements decreased to an unfavorable position; therefore, the derivative financial instruments were adjusted to a liability of $1,191,000. Accumulated other comprehensive income (loss) was adjusted to an accumulated loss of $774,000 and the deferred income tax was adjusted to a $417,000 tax asset. As the swap agreements were deemed to be effective cash flow hedges, there was no income statement impact related to hedge ineffectiveness. In anticipation of additional future unfavorable interest rate changes, the Company unraveled its swap agreements on July 2, 2001, for a cash payment of $1,255,000.

Note 3:  Comprehensive Income (Loss)

         The Company's comprehensive income (loss) is comprised of net income
         (loss) and adjustments to derivative financial instruments. The components of comprehensive income (loss) are as follows:

                                             Three Months Ended
                                                    May 31,
                                             2001             2000
                                             ____             _____
                                             (Thousands of dollars)

Net income (loss)                          $(1,066)          $5,835
Other comprehensive income (loss),
  net of taxes:
    Net derivative income (loss),
      net of taxes of $123                    (228)             ---
    Reclassification adjustment for
      (gains) losses included in net
      income (loss), net of taxes of $51        95              ---
                                           _______           ______
Comprehensive income (loss)                $(1,199)          $5,835
                                           _______           ______

                                              Nine Months Ended
                                                   May 31,
                                             2001              2000
                                             ____             _____
                                             (Thousands of dollars)

Net income (loss)                         $(12,498)         $17,623
Other comprehensive income (loss),
  net of taxes:
    Cumulative effect of a change
      in accounting for derivative
      financial instruments upon
      adoption of FAS 133, net of
      taxes of $61                             114              ---
    Net derivative income (loss),
      net of taxes of $528                    (981)             ---
    Reclassification adjustment for
     (gains) losses included in net
     income (loss), net of taxes of $50         93              ---
                                         _________          _______
Comprehensive income (loss)               $(13,272)         $17,623

Note 4:  Impairment of Long-Lived Assets and Store Closings

         During fiscal year 2001, the Company recorded a pretax charge to operating costs of $10.2 million of asset impairment charges in accordance with Statement of Financial Accounting Standards No. 121 (FAS 121), "Accounting for the Impairment of Long-Lived Assets to be Disposed of." $9.4 million of the charge related to the impairment of 13 restaurant properties. These properties have experienced specific unfavorable market conditions that have contributed to their impairment. The carrying values of the assets were written down to the estimated future discounted cash flows or fully written off in the case of negative future cash flows. Estimated future cash flows were based on a regression analysis of averages for similar restaurants, discounted at the Company's weighted average cost of capital. Three of the 13 properties were designated for closure and were closed April 30, 2001. The remaining $755,000 of impairment charge was recorded in accordance with FAS 121 for assets related to surplus properties held for sale, which were written down to the lower of their historical costs or estimated net realizable values.

         In late fiscal 2000 the Company reviewed its restaurants from a capital strategy standpoint to determine whether the closing of certain units could positively impact sales and profitability at nearby locations while also providing capital funds from the sale of these properties to invest in other more profitable capital projects, such as food-to-go drive-thru expansions. As a result of this review and continual evaluation of possible impairments, the Company recorded a pretax charge of $14.5 million during the fourth quarter of fiscal 2000 for store closings, associated closing costs, asset impairment charges in accordance with FAS 121 and other unusual charges. The principal components of the 2000 charge were as follows:

         - $7.7 million for the closing of 15 restaurants that had not met the Company's return on invested capital and sales growth requirements. Fourteen of the 15 units were closed as of February 2001, and the remaining store is planned for closure prior to August 31, 2001. The charge included the cost to write down the properties and equipment to net realizable value and estimated costs for the settlement of lease obligations, legal and professional fees, severance costs, and other exit costs.

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

Prior to August 31, 2000, all restaurant employees of the Company were notified of the possibility of their termination due to future restaurant closures. As of May 31, 2001, approximately 300 employees have been terminated, and approximately 30 additional employees will be terminated when the remaining restaurant is closed during the coming year. The severance cost for these employees was accrued and included in the store closing charge noted above.

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

At May 31, 2001, the balance in the reserve for store closings was $604,000.
All material cash outlays related to the 1998 pretax charge have been made as of November 2000. It is anticipated that all material cash outlays required for the 2000 pretax charge will be made prior to August 31, 2001. The following table presents a summary of the types and amounts recognized as accrued expenses together with cash payments made against such accruals through the period ended May 31, 2001:

                          _____________________________________________________
                                       Legal

                                       And
                             Lease     Profes-    Work        Other
                          Settlement   sional     force       Exit     Total
                             Costs     Fees       Severance   Costs    Reserve
                          _____________________________________________________
                                          (Thousands of dollars)
Reserve balance at
 August 31, 1998          $ 4,537    $    985    $   260     $    390  $ 6,172
  Additions/transfer/
  (reductions)               (224)        150         56         (257)    (275)
  Cash payments              (406)       (135)      (244)         (45)    (830)
                          _______     _______    _______      _______  _______
Reserve balance at
 August 31, 1999            3,907       1,000         72           88    5,067
  Additions/transfers/
  (reductions)                675         350        375          300    1,700
  Cash payments            (3,817)       (975)       (72)         (88)  (4,952)
                          _______     _______    _______      _______  _______

Reserve balance at
 August 31, 2000              765         375        375          300    1,815
  Additions/transfers/
  (reductions)                450        (200)       (55)        (195)     ---
  Cash payments              (715)        ---       (306)        (190)  (1,211)
                          _______     _______    _______      _______  _______

Reserve balance at
  May 31, 2001            $   500    $    175    $    14     $    (85) $   604
                          _______     _______    _______      _______  _______

Note 5.  Debt

         The Company has a $125 million credit facility with a syndication of four banks. As of May 31, 2001, the balance outstanding under the line-of-credit agreement was $123 million. A portion of the remaining balance on the line of credit, $1.1 million, has been committed to fund obligations under letters of credit. The credit facility was amended effective June 29, 2001, to include only one financial covenant relative to EBITDA (Earnings Before Interest, Taxes, Depreciation, and Amortization) and an extension of the agreement term to April 30, 2003. Additional term extensions are also available if certain conditions are met. There is no ability to borrow additional funds under the credit facility. Per the new amendment, scheduled principal payments will be required and annual limits have been set for capital expenditures. In addition to the scheduled principal payments, the Company made a $1 million principal payment on July 6, 2001, which reduced the principal balance owed to $122 million. As part of the amended credit facility, the Company will pay interest at prime, plus an applicable margin as defined in the amendment, on all debt outstanding. Based upon the new covenant, the Company is no longer in default.

Note 6:  Related Parties

         A Director of the Company is also the Chief Operating Officer of an investment firm that provides investment services for the Company's profit sharing plan (the Plan). During the nine months ended May 31, 2001, the Plan paid the investment firm approximately $50,000 for its services.

         The recently hired Chief Executive Officer and Chief Operating Officer of the Company own a restaurant company, which provides services to Luby's. The services include general business consulting, basic equipment maintenance, specialized equipment fabrication, and warehousing support. The total cost of these services for the nine months ended May 31, 2001, has been estimated at $100,000. All costs to date were incurred in the third quarter after the chief officers were hired.

         The Chief Executive Officer and the Chief Operating Officer have personally committed to loaning the Company a total of $10 million before the end of the fiscal year to support the Company's future daily cash needs. The Company received an installment toward this commitment of $3 million on July 2, 2001, and the remainder on July 5, 2001.

         The recently hired Chief Financial Officer and Senior Vice President of Administration provide financial and legal services to the restaurant company owned by the Chief Executive Officer and the Chief Operating Officer of the Company. Compensation for the services provided by the Chief Financial Officer and Senior Vice President of Administration to the separate restaurant company are funded by that organization.

                              Part I - FINANCIAL INFORMATION (continued)

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources
_______________________________

Cash and cash equivalents increased by $6,912,000 from the end of the preceding fiscal year to May 31, 2001. All capital expenditures for fiscal 2001 are being funded from cash flows from operations, cash equivalents, and long-term debt. Capital expenditures for the nine months ended May 31, 2001, were $13,678,000. As of May 31, 2001, the Company owned 18 properties held for sale, including eight undeveloped land sites. The Company also has two properties held for future use.

To fund capital expenditures, the Company required external financing and borrowed funds under a $125 million line-of-credit agreement. As of May 31, 2001, the amount outstanding under this line of credit is $123 million. A portion of the remaining amount under the line of credit, $1.1 million, is committed to fund obligations under letters of credit. There is no ability to borrow additional funds under the credit facility.

Interest Rate Swap Agreements
_____________________________

The Company has two interest rate swap agreements (swaps) that fix the rate on a portion of the floating-rate debt outstanding under its revolving line of credit. The swaps fix interest at a rate of 6.50% in the notional amounts of $30 million and $15 million and both terminate as of June 30, 2002. The differential to be paid or received as interest rates change is accrued and recognized as an adjustment to interest expense related to the debt. The related amount payable to or receivable from counterparties is included in other liabilities or assets. The fair values of these agreements are estimated by obtaining quoted market prices. The swap agreements were in an unfavorable market value position of approximately $1,191,000 as of May 31, 2001. The Company unraveled its swap agreements effective July 2, 2001, for a cash payment of $1,255,000, in anticipation of additional future unfavorable interest rate changes.

Trends and Uncertainties
_________________________

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

Reserve for Store Closings
__________________________

Of the 13 restaurants impaired in the first nine months of 2001, three were designated for closure and were closed April 30, 2001. The reserve for store closings was not increased for the effect of these three restaurants as most employees transferred to nearby locations and the properties are either owned or the related leases have expired.

During the nine months ended May 31, 2001, the Company had cash outlays related to the reserve, which originally resulted from write-downs taken in fiscal year 2000 and fiscal year 1998. The write-downs were the result of the Company's continuing efforts to redeploy both capital and human resources to improve the Company's financial performance and strengthen the organization. See further discussion of the 2000 and 1998 pretax write-downs in Note 4 of the Notes to Consolidated Financial Statements for the period ended May 31, 2001. All material cash outlays related to the 1998 pretax charge were made as of November 30, 2000. It is anticipated that all material cash outlays required for the 2000 pretax charge will be made prior to August 31, 2001.

At May 31, 2001, the balance in the reserve for store closings was $604,000, which relates to the 2000 pretax charge. The following table presents a summary of the types and amounts recognized as accrued expenses together with cash payments made against such accruals for the nine months ended May 31, 2001:

                         _____________________________________________________
                                       Legal
                                       And
                             Lease     Profes-    Work        Other
                          Settlement   sional     force       Exit     Total
                             Costs     Fees       Severance   Costs    Reserve
                          _____________________________________________________
                                          (Thousands of dollars)
Reserve balance at
 August 31, 2000          $   765    $    375    $   375     $    300  $ 1,815
  Additions/transfers/
   (reductions)               450        (200)       (55)        (195)     ---
  Cash payments              (715)        ---       (306)        (190)  (1,211)
                          _______     _______    _______      _______  _______
Reserve balance at
  February 28, 2001       $   500    $    175    $    14     $    (85) $   604
                          _______     _______    _______      _______  _______

Results of Operations
_____________________

Quarter ended May 31, 2001, compared to the quarter ended May 31, 2000

Sales decreased $4,604,000, or 3.6%, due to the closing of three restaurants in fiscal year 2000 and 17 restaurants in fiscal year 2001; this decrease was partially offset by the opening of 11 new restaurants during fiscal year 2000 and one restaurant in fiscal year 2001. Same-store sales declined 0.4% during the quarter at restaurants opened over 18 months. Additionally, in April 2001, the Company effected a 50 cent price increase on its signature Lu Ann Plate. The bundled offerings of the Luby's Platter and the "Big2Do" were in turn discontinued.

Cost of food decreased $2,649,000, or 8.0%, due primarily to the decline in sales. As a percentage of sales, food costs were lower due to the move from deeply discounted bundled offerings. Payroll and related costs increased $1,999,000, or 5.1%, due to higher hourly labor costs and higher workers' compensation costs. Occupancy and other operating expenses increased $3,131,000, or 8.0%, due primarily to increased utility costs due to higher rates, higher property taxes related to new stores and remodels, higher expenditures related to improving the general condition of the restaurants, and increased management compensation. In addition, advertising expense was higher due to the timing of expenditures. General and administrative expenses increased $1,171,000, or 22.3%, due primarily to higher officer salaries due to non-cash compensation related to new management stock options and increased legal and professional fees related to the debt restructuring. These increases were partially offset by lower manager trainee salaries due to fewer trainees and lower travel-related costs.

Interest expense increased $1,889,000, or 114.8%, due to higher borrowings under the line-of-credit agreement and higher interest rates.

Other income increased $130,000 due to higher gains on the sale of properties.

The income tax benefit increased $3,114,000, or 122.6%, due primarily to lower income before income taxes. This was also raised by an increase in the effective income tax rate from 30.3% to 35.0%. In the prior year, the Company settled several tax items favorably which contributed to a lower effective tax rate.

Nine months ended May 31, 2001, compared to the nine months ended May 31, 2000
______________________________________________________________________________

Sales decreased $23,553,000, or 6.3%, due to the closing of three restaurants in fiscal 2000 and 17 restaurants in fiscal year 2001; this decrease was partially offset by the opening of 11 new restaurants during fiscal 2000 and one restaurant in fiscal year 2001. Excluding a leap day in fiscal year 2000, same store sales declined 4.5% during the nine-month period at restaurants opened over 18 months. Additionally, in April 2001, the Company effected a 50 cent price increase on its signature Lu Ann Plate. The bundled offerings of the Luby's Plate and the "Big2Do" were in turn discontinued.

Cost of food decreased $4,528,000, or 4.9%, due primarily to the decline in sales. As a percentage of sales, food costs were lower due to the move from deeply discounted bundled offerings. Payroll and related costs increased $2,375,000, or 2.1%, primarily due to higher hourly labor costs and higher workers' compensations costs. Occupancy and other operating expenses increased $5,837,000, or 4.9%, due primarily to increased utility costs due to higher rates and higher expenditures related to improving the general condition of the restaurants. The provision for asset impairments of $10,199,000 during the current year relates the pretax charge to operating costs which resulted from asset impairment charges in accordance with the Statement of Financial Accounting Standards No. 121 (FAS121), "Accounting for the Impairment of Long Lived Assets to be Disposed of." See Note 4. General and administrative expenses increased $3,332,000, or 20.7%, due primarily to higher officers' salaries related to incentive options for new executive management, as well as a separation agreement negotiated with Luby's former President and CEO, increased consulting services, and higher legal and professional fees related to the proxy and debt restructuring. These increases were offset by lower profit sharing expense.

Interest expense increased $4,521,000, or 114.3%, from the first nine months of fiscal 2000 due to higher borrowings under the line-of-credit agreement and higher interest rates.

Other income decreased $393,000 due primarily to property tax late payment penalties and other miscellaneous costs. These decreases were offset by higher gains on property sales.

The income tax benefit increased $15,561,000, or 176.2%, due primarily to lower income before income taxes. This was also raised by a slight increase in the effective income tax rate from 33.4% to 35.0%. In the prior year, the Company settled several items favorably which contributed to a lower effective tax rate

Forward-Looking Statements

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

Item 3.  Quantitative and Qualitative Disclosure about Market Risk

Excluding the interest rate swap agreements (swaps) in the combined notional amount of $45 million, the Company borrowed under its revolving credit agreement at prime or other rate options available at the time of borrowing. The other rate options were increased or decreased according to the Company's performance in comparison to existing bank covenants.

As of May 31, 2001, the total amount of debt subject to interest rate fluctuations was $78 million under its revolving credit agreement. A 1% change in interest rates would result in an increase or decrease in interest expense of $780,000 per year.

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

     4(a) Description of Common Stock Purchase Rights of Luby's Cafeterias, Inc., in Form 8-A (filed April 17, 1991, effective April 26, 1991, File No. 1 8308, and incorporated herein by reference).

     4(b) Amendment No. 1 dated December 19, 1991, to Rights Agreement dated April 16, 1991 (filed as Exhibit 4(b) to the Company's Quarterl Report on Form 10-Q for the quarter ended November 30, 1991, and incorporated herein by reference).

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

     4(e) Amendment No. 4 dated March 8, 2001, to Rights Agreement dated April 16, 1991 (filed as Exhibit 99.1 to the Company's Report on Form 8 A12B/A on March 22, 2001, and incorporated herein by reference).

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

     4(l) Fourth Amendment to Credit Agreement dated October 27, 2000, among Luby's, Inc., Bank of America and other creditors of its bank group.

     4(m) Deed of Trust, Assignment, Security Agreement, and Financing Statement dated July 2001, executed as part of the Fourth Amendment to the Credit Agreement.

     4(n) Subordination and Intercreditor Agreement dated June 29, 2001, between Harris J. and Christopher J. Pappas, Bank of America, N.A. (as the bank group agent), and Luby's, Inc.

     4(o) Convertible Subordinated Promissory Note dated June 29, 2001, between Christopher J. Pappas and Luby's, Inc. in the amount of $1,500,000.00

     4(p) Convertible Subordinated Promissory Note dated June 29, 2001, between Harris J. Pappas and Luby's, Inc. in the amount of $1,500,000.00.

     4(q) Convertible Subordinated Promissory Note dated June 29, 2001, between Christopher J. Pappas and Luby's, Inc. in the amount of $3,500,000.00.

     4(r) Convertible Subordinated Promissory Note dated June 29, 2001, between Harris J. Pappas and Luby's, Inc. in the amount of $3,500,000.00.

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

     10(d) Amendment to Management Incentive Stock Plan of Luby's Cafeterias, Inc. adopted January 14, 1997 (filed as Exhibit 10(k) to the Company's Quarterly Report on Form 10-Q for the quarter ended February 28, 1997, and incorporated herein by reference).*

     10(e) Nonemployee Director Deferred Compensation Plan of Luby's Cafeterias, Inc. adopted October 27, 1994 (filed as Exhibit 10(g) to the Company's Quarterly Report on Form 10-Q for the quarter ended November 30, 1994, and incorporated herein by reference).*

     10(f) Amendment to Nonemployee Director Deferred Compensation Plan of Luby's Cafeterias, Inc. adopted January 14, 1997 (filed as Exhibit 10(m) to the Company's Quarterly Report on Form 10-Q for the quarter ended February 28, 1997, and incorporated herein by reference).*

     10(g) Amendment to Nonemployee Director Deferred Compensation Plan of Luby's Cafeterias, Inc. adopted March 19, 1998 (filed as Exhibit 10(o) to the Company's Quarterly Report on Form 10-Q for the quarter ended February 28, 1998, and incorporated herein by reference).*

     10(h) Amended and Restated Nonemployee Director Stock Option Plan of Luby's, Inc. approved by the shareholders of Luby's, Inc. on January 14, 2000 (filed as Exhibit 10(j) to the Company's Quarterly Report on Form 10-Q for the quarter ended February 29, 2000, and incorporated herein by reference).*

     10(i) Luby's Cafeterias, Inc. Supplemental Executive Retirement Plan dated May 30, 1996 (filed as Exhibit 10(j) to the Company's Annual Report on Form 10-K for the fiscal year ended August 31, 1996, and incorporated herein by reference).*

     10(j) Amendment to Luby's Cafeterias, Inc. Supplemental Executive Retirement Plan adopted January 14, 1997 (filed as Exhibit 10(r) to the Company's Quarterly Report on Form 10-Q for the quarter ended February 28, 1997, and incorporated herein by reference).*

     10(k) Amendment to Luby's Cafeterias, Inc. Supplemental Executive Retirement Plan adopted January 9, 1998 (filed as Exhibit 10(u) to the Company's Quarterly Report on Form 10-Q for the quarter ended February 28, 1998, and incorporated herein by reference).*

     10(l) Amendment to Luby's Cafeterias, Inc. Supplemental Executive Retirement Plan adopted May 21, 1999 (filed as Exhibit 10(q) to the Company's Quarterly Report on Form 10-Q for the quarter ended May 31, 1999, and incorporated herein by reference.)*

     10(m) Severance Agreement between Luby's, Inc. and Barry J.C. Parker dated December 19, 2000 (filed as Exhibit 10(r) to the Company's
            Quarterly Report on Form 10-Q for the quarter ended November 30, 2000, and incorporated herein by reference).*

     10(n) Luby's Cafeterias, Inc. Nonemployee Director Phantom Stock Plan adopted March 19, 1998 (filed as Exhibit 10(aa) to the Company's Quarterly Report on Form 10-Q for the quarter ended February 28, 1998, and incorporated herein by reference).*

     10(o)  Luby's Incentive Stock Plan adopted October 16, 1998 (filed as
            Exhibit 10(cc) to the Company's Annual Report on Form 10-K for the fiscal year ended August 31, 1998, and incorporated herein by reference).*

     10(p) Form of Change in Control Agreement entered into between Luby's, Inc., and each of its Senior Vice Presidents as of January 8, 1999 (filed as Exhibit 10(aa) to the Company's Quarterly Report on Form 10-Q for the quarter ended February 28, 1999, and incorporated herein by reference).*

     10(q) Luby's, Inc. Deferred Compensation Plan effective June 1, 1999 (filed as Exhibit 10(cc) to the Company's Quarterly Report on Form 10-Q for the quarter ended May 31, 1999, and incorporated herein by reference).

     10(r) Registration Rights Agreement dated March 9, 2001, by and among Luby's, Inc. Christopher J. Pappas, and Harris J. Pappas (filed as
            Exhibit 10.4 to the Company's Current Report on Form 8-K dated March 9, 2001, and incorporated hereby by reference).

     10(s) Purchase Agreement dated March 9, 2001, by and among Luby's, Inc., Harris J. Pappas and Christopher J. Pappas (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K dated March 9, 2001, and incorporated herein by reference).

     10(t) Employment Agreement dated March 9, 2001, between Luby's, Inc. and Christopher J. Pappas (filed as Exhibit 10.2 to the Company's Current Report on Form 8-K dated March 9, 2001, and incorporated herein by reference).*

     10(u) Employment Agreement dated March 9, 2001, between Luby's, Inc. and Harris J. Pappas (filed as Exhibit 10.3 to the Company's Current Report on Form 8-K dated March 9, 2001, and incorporated herein by reference).*

     10(v) Luby's, Inc. Incentive Bonus Plan for Fiscal 2001 (filed as Exhibit 10(z) to the Company's Annual Report on Form 10-K for the fiscal year ended August 31, 2000, and incorporated herein by reference).*

     10(w) Luby's Inc. Stock Option granted to Christopher J. Pappas on March 9, 2001.*

     10(x)  Luby's Inc. Stock Option granted to Harris J. Pappas on March 9,
            2001.*

     11     Statement re computation of per share earnings.

     99(a) Corporate Governance Guidelines of Luby's Cafeterias, Inc., as amended July 20, 2000 (filed as Exhibit 99(a) to the Company's Annual Report on Form 10-K for the fiscal year ended August 31, 2000, and incorporated herein by reference).

*Denotes management contract or compensatory plan or arrangement.


      (b)     Reports on Form 8-K

      The Company filed a report on Form 8-K dated March 15, 2001, relating to the employment of Harris J. and Christopher J. Pappas, the agreement of Messrs. Pappas to purchase $10 million in subordinated convertible notes, the election of Messrs. Pappas to the Board of Directors of the Company, and an amendment to the Company's shareholder right plan.

                                        SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           LUBY'S, INC.
                                           (Registrant)


                                         By:   /s/CHRISTOPHER J. PAPPAS
                                               ________________________________
                                               Christopher J. Pappas
                                               President and Chief Executive
                                               Officer



                                         By:   /s/ERNEST PEKMEZARIS
                                              :________________________________
                                               Ernest Pekmezaris
                                               Senior Vice President and
                                               Chief Financial Officer

Dated: July 16, 2001

                                           EXHIBIT INDEX

Number     Document                                                         Page

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

     4(a) Description of Common Stock Purchase Rights of Luby's Cafeterias, Inc., in Form 8-A (filed April 17, 1991, effective April 26, 1991, File No. 1 8308, and incorporated herein by reference).

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

     4(l) Fourth Amendment to Credit Agreement dated October 27, 2000, among Luby's, Inc., Bank of America and other creditors of its bank group.

     4(m) Deed of Trust, Assignment, Security Agreement, and Financing Statement dated July 2001, executed as part of the Fourth Amendment to the Credit Agreement.

     4(n) Subordination and Intercreditor Agreement dated June 29, 2001, between Harris J. and Christopher J. Pappas, Bank of America, N.A. (as the bank group agent), and Luby's, Inc.

     4(o) Convertible Subordinated Promissory Note dated June 29, 2001, between Christopher J. Pappas and Luby's, Inc. in the amount of $1,500,000.00.

     4(p) Convertible Subordinated Promissory Note dated June 29, 2001, between Harris J. Pappas and Luby's, Inc. in the amount of $1,500,000.00.

     4(q) Convertible Subordinated Promissory Note dated June 29, 2001, between Christopher J. Pappas and Luby's, Inc. in the amount of $3,500,000.00.

     4(r) Convertible Subordinated Promissory Note dated June 29, 2001, between Harris J. Pappas and Luby's, Inc. in the amount of $3,500,000.00.

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

     10(d) Amendment to Management Incentive Stock Plan of Luby's Cafeterias, Inc. adopted January 14, 1997 (filed as Exhibit 10(k) to the Company's Quarterly Report on Form 10-Q for the quarter ended February 28, 1997, and incorporated herein by reference).*

     10(e) Nonemployee Director Deferred Compensation Plan of Luby's Cafeterias, Inc. adopted October 27, 1994 (filed as Exhibit 10(g) to the Company's Quarterly Report on Form 10-Q for the quarter ended November 30, 1994, and incorporated herein by reference).*

     10(f) Amendment to Nonemployee Director Deferred Compensation Plan of Luby's Cafeterias, Inc. adopted January 14, 1997 (filed as Exhibit 10(m) to the Company's Quarterly Report on Form 10-Q for the quarter ended February 28, 1997, and incorporated herein by reference).*

     10(g) Amendment to Nonemployee Director Deferred Compensation Plan of Luby's Cafeterias, Inc. adopted March 19, 1998 (filed as Exhibit 10(o) to the Company's Quarterly Report on Form 10-Q for the quarter ended February 28, 1998, and incorporated herein by reference).*

     10(h) Amended and Restated Nonemployee Director Stock Option Plan of Luby's, Inc. approved by the shareholders of Luby's, Inc. on January 14, 2000 (filed as Exhibit 10(j) to the Company's Quarterly Report on Form 10-Q for the quarter ended February 29, 2000, and incorporated herein by reference).*

     10(i) Luby's Cafeterias, Inc. Supplemental Executive Retirement Plan dated May 30, 1996 (filed as Exhibit 10(j) to the Company's Annual Report on Form 10-K for the fiscal year ended August 31, 1996, and incorporated herein by reference).*

     10(j) Amendment to Luby's Cafeterias, Inc. Supplemental Executive Retirement Plan adopted January 14, 1997 (filed as Exhibit 10(r) to the Company's Quarterly Report on Form 10-Q for the quarter ended February 28, 1997, and incorporated herein by reference).*

     10(k) Amendment to Luby's Cafeterias, Inc. Supplemental Executive Retirement Plan adopted January 9, 1998 (filed as Exhibit 10(u) to the Company's Quarterly Report on Form 10-Q for the quarter ended February 28, 1998, and incorporated herein by reference).*

     10(l) Amendment to Luby's Cafeterias, Inc. Supplemental Executive Retirement Plan adopted May 21, 1999 (filed as Exhibit 10(q) to the Company's Quarterly Report on Form 10-Q for the quarter ended May 31, 1999, and incorporated herein by reference.)*

     10(m) Severance Agreement between Luby's, Inc. and Barry J.C. Parker dated December 19, 2000 (filed as Exhibit 10(r) to the Company's Quarterly Report on Form 10-Q for the quarter ended November 30, 2000, and incorporated herein by reference).*

     10(n) Luby's Cafeterias, Inc. Nonemployee Director Phantom Stock Plan adopted March 19, 1998 (filed as Exhibit 10(aa) to the Company's Quarterly Report on Form 10-Q for the quarter ended February 28, 1998, and incorporated herein by reference).*

     10(o)  Luby's Incentive Stock Plan adopted October 16, 1998 (filed as
            Exhibit 10(cc) to the Company's Annual Report on Form 10-K for the fiscal year ended August 31, 1998, and incorporated herein by reference).*

     10(p) Form of Change in Control Agreement entered into between Luby's, Inc., and each of its Senior Vice Presidents as of January 8, 1999 (filed as Exhibit 10(aa) to the Company's Quarterly Report on Form 10-Q for the quarter ended February 28, 1999, and incorporated herein by reference).*

     10(q) Luby's, Inc. Deferred Compensation Plan effective June 1, 1999 (filed as Exhibit 10(cc) to the Company's Quarterly Report on Form 10-Q for the quarter ended May 31, 1999, and incorporated herein by reference).*

     10(r) Registration Rights Agreement dated March 9, 2001, by and among Luby's, Inc. Christopher J. Pappas, and Harris J. Pappas (filed as
            Exhibit 10.4 to the Company's Current Report on Form 8-K dated March 9, 2001, and incorporated hereby by reference).

     10(s) Purchase Agreement dated March 9, 2001, by and among Luby's, Inc., Harris J. Pappas and Christopher J. Pappas (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K dated March 9, 2001, and incorporated herein by reference).

     10(t) Employment Agreement dated March 9, 2001, between Luby's, Inc. and Christopher J. Pappas (filed as Exhibit 10.2 to the Company's Current Report on Form 8-K dated March 9, 2001, and incorporated herein by reference).*

     10(u) Employment Agreement dated March 9, 2001, between Luby's, Inc. and Harris J. Pappas (filed as Exhibit 10.3 to the Company's Current Report on Form 8-K dated March 9, 2001, and incorporated herein by reference).*

     10(v) Luby's, Inc. Incentive Bonus Plan for Fiscal 2001 (filed as Exhibit 10(z) to the Company's Annual Report on Form 10-K for the fiscal year ended August 31, 2000, and incorporated herein by reference).*

     10(w) Luby's Inc. Stock Option granted to Christopher J. Pappas on March 9, 2001.*

     10(x)  Luby's Inc. Stock Option granted to Harris J. Pappas on March 9,
            2001.*

     11  Statement re computation of per share earnings.

     99(a) Corporate Governance Guidelines of Luby's Cafeterias, Inc., as amended July 20, 2000 (filed as Exhibit 99(a) to the Company's Annual Report on Form 10-K for the fiscal year ended August 31, 2000, and incorporated herein by reference).

*Denotes management contract or compensatory plan or arrangement.


     (b)  Reports on Form 8-K

     The Company filed a report on Form 8-K dated March 15, 2001, relating to the employment of Harris J. and Christopher J. Pappas, the agreement of Messrs. Pappas to purchase $10 million in subordinated convertible notes, the election of Messrs. Pappas to the Board of Directors of the Company, and an amendment to the Company's shareholder right plan.