Form 10-K
period 2001-08-31
LUBYS INC
filed 2001-12-06
CIK 16099

FORM 10-K

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C.   20549

(Mark One)

[X]              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                          SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended August 31, 2001
                                             OR

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the shares of Common Stock of the registrant held by non-affiliates of the registrant as of November 14, 2001, was approximately $133,439,000 (based upon the assumption that directors and officers are the only affiliates).

As of November 14, 2001, there were 22,422,943 shares of the registrant's Common Stock outstanding, exclusive of 4,980,124 treasury shares.

                   DOCUMENTS INCORPORATED BY REFERENCE

Portions of the following document are incorporated by reference into the designated parts of this Form 10-K: proxy statement relating to 2002 annual meeting of shareholders (in Part III).


Item 1.  Business

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

     As of December 5, 2001, the Company operates 202 cafeteria-style restaurants under the name "Luby's" located in close proximity to retail centers, business developments, and residential areas in Arizona, Arkansas, Florida, Louisiana, Mississippi, Missouri, New Mexico, Oklahoma, Tennessee, and Texas. Of the 202 restaurants operated by the Company, 125 are at locations owned by the Company and 77 are on leased premises.

     The Company's restaurants constructed prior to 1999 typically contain 9,000 to 10,500 square feet of floor space and seat 250 to 300 guests. In more recent years, the Company built several more-contemporary units. They contain 6,000 to 8,600 square feet of floor space and seat 170 to 214 guests.

Marketing

     The Company's product strategy is to provide a wide variety of freshly cooked foods in an attractive and informal environment. The Company's research has shown that its products appeal to a broad range of value-oriented consumers with particular success among families with children, seniors, shoppers, and business people looking for a quick, homestyle meal at a reasonable price.

     During fiscal 2001, the Company spent approximately 1.6% of sales on marketing, including radio and television advertising and product-specific promotions. The marketing budget for fiscal 2002 is approximately 0.7% of sales, with most of the amount allocated to point-of-purchase and local store marketing.

Operations

     The Company's operations provide customers with a wide variety of great tasting food served cafeteria-style at reasonable prices. Food is prepared in small quantities throughout serving hours, and frequent quality checks are made. Toward the end of fiscal year 2001, the Company created a team of chefs focused on recipe enhancement and consistent execution guidelines. Each restaurant offers a broad and varied menu and normally serves 12 to 14 entrees, 12 to 14 vegetable dishes, 15 to 20 salads, and 18 to 20 desserts.

     The Company's restaurants appeal primarily to shoppers, office or store personnel for lunch, and to families for dinner. The Company's restaurants are open for lunch and dinner seven days a week in most markets. All of the restaurants sell take-out orders, and most of them have separate food-to-go entrances. Take-out orders accounted for approximately 14.6% of sales in fiscal 2001.

     Each restaurant is operated as a separate unit under the control of a general manager who has responsibility for day-to-day operations, including menu planning and personnel employment and supervision. Each restaurant manager is compensated on the basis of his or her restaurant's profits. Management believes that granting broad authority to its restaurant managers and compensating them on the basis of their performance are significant factors in the profitability of its restaurants. Of the 202 general managers employed by the Company, 155 have been with the Company for more than ten years. Typically, an individual is employed for a period of five to seven years before he or she is considered qualified to become a general manager.

     In 1999, the Company implemented a centralized purchasing arrangement to obtain the economies of bulk purchasing and volume pricing for substantially all food products used in the Company's restaurants. The arrangement involves a prime vendor for each of the Company's three major regions. The Company believes that alternative sources of supply are readily available in the event the centralized purchasing arrangement is terminated.

     Each restaurant prepares substantially all of the food served, including breads and pastries. The restaurants follow Company recipes, with minor variations to suit local tastes. Menus vary among the Company's restaurants each day to reflect local and seasonal food preferences. The Company also takes advantage of any special food purchasing opportunities.

     Quality control teams also help to maintain uniform standards of food preparation. The teams visit each restaurant periodically and work with the staff to check adherence to the Company's recipes, train personnel in new techniques, and evaluate procedures for possible use throughout the Company.

     As of November 2001, the Company had approximately 11,000 employees, consisting of 10,240 nonmanagement restaurant personnel; 600 restaurant managers, associate managers, and assistant managers; and 160 executive, administrative, and clerical personnel. Employee relations are considered to be good, and the Company has never had a strike or work stoppage. The Company is not subject to any collective bargaining agreements.

Restaurant Growth

     During the fiscal year ended August 31, 2001, the Company opened one new restaurant and closed 19 underperforming units. Since August 31, 2001, the Company has closed 11 underperforming restaurants. During fiscal 2002, the Company expects six others to be closed. Openings of new ground-up stores will not occur in fiscal year 2002.

     The Company believes its opportunities for growth currently center around improving same-store sales growth at existing locations and changing the concepts in some locations that demographically would support different types of food. Accordingly, the Company has plans to reopen two currently closed stores under new concepts. At least one of the two will serve an appealing variety of seafood.

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

     The terrorist attacks of September 11, 2001, have had a devastating and immeasurable effect on all Americans and the business climate in general. We are staying focused on all of our original quality and operational improvements as briefly described above.

Forward-Looking Statements

     Certain statements made in this report are forward looking regarding cash flow from operations, restaurant growth, operating margins, capital requirements, the availability of credit, and other matters. In addition, efforts to close, sell, or improve operating results of underperforming stores depend on many factors not within the Company's control, such as the negotiation of settlements of existing lease obligations under acceptable terms, availability of qualified buyers for owned locations, and customer traffic. These forward-looking statements involve risks and uncertainties and, consequently, could be affected by general business conditions, the impact of competition, the success of operating initiatives, changes in cost and supply of food and labor, the seasonality of the Company's business, taxes, inflation, and governmental regulations, which could cause actual results to differ materially from current plans.


Item 2.  Properties

The Company owns the underlying land and buildings in which 125 of its restaurants are located. In addition, the Company owns several restaurant sites being held for possible future development, and several properties are held for sale.

     Of the 202 restaurants operated by the Company, 77 are at locations held under leases, including 42 in regional shopping malls. Most of the leases provide for a combination of fixed-dollar and percentage rentals. Most of the leases require the lessee to pay additional amounts related to property taxes, hazard insurance, and maintenance of common areas.

     See Note 6 of Notes to Financial Statements for information concerning the Company's lease rental expenses and lease commitments. Of the 77 restaurant leases, the current terms of 31 expire from 2002 to 2006, 25 from 2007 to 2011, and 21 thereafter. Sixty-seven of the leases can be extended beyond their current terms at the Company's option.

     Most of the restaurants are located in modern buildings and all are in good condition. It is the Company's policy to refurbish and modernize restaurants as necessary to maintain their appearance and utility. The equipment in all restaurants is well maintained. Several of the Company's restaurant properties contain excess building space, which is rented to tenants unaffiliated with the Company.

     The Company's restaurants are located in ten states as follows: Eight in Arizona, five in Arkansas, one in Florida, two in Louisiana, two in Mississippi, two in Missouri, three in New Mexico, seven in Oklahoma, eight in Tennessee, and 164 in Texas.

     The Company's corporate offices are located in a building owned by the Company containing approximately 40,000 square feet of office space. The Company utilizes the space for its executive offices and related facilities.

     The Company maintains public liability insurance and property damage insurance on its properties in amounts which management believes to be adequate.


Item 3.  Legal Proceedings

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


Item 4.  Submission of Matters to a Vote of Security Holders

     No matter was submitted during the fourth quarter of the fiscal year ended August 31, 2001, to a vote of security holders of the Company.


Item 4A.  Executive Officers of the Registrant

     Certain information is set forth below concerning the executive officers of the Company, each of whom has been elected to serve until the 2002 annual meeting of shareholders and until his or her successor is duly elected and qualified.

                          Served as
                           Officer        Positions with Company and
Name                        Since     Principal Occupation Last Five Years   Age
________________________  ________    ____________________________________   ___

Christopher J. Pappas      2001       President and CEO (since March 2001);   54
                                      CEO of Pappas Restaurants, Inc.


Harris J. Pappas           2001       Chief Operating Officer (since March    57
                                      2001); President of Pappas Restaurants,
                                      Inc.


Ernest Pekmezaris          2001       Senior Vice President and CFO (since    57
                                      March 2001); Treasurer and CFO of
                                      Pappas Restaurants, Inc. since 1992


S. Darrell Wood            1997       Senior Vice President-Head of Field     39
                                      Operations (since October 2000);
                                      Senior Vice President-Operations
                                      (April 1999 - October 2000); Vice
                                      President- New Concept Development
                                      (1998-1999); Area Vice President
                                      (1997-1998); Restaurant Manager
                                      prior to 1997.


                                  PART II


Item 5.   Market for Registrant's Common Equity and Related Stockholder
          Matters

Stock Prices and Dividends

     The Company's common stock is traded on the New York Stock Exchange under the symbol LUB. The following table sets forth, for the last two fiscal years, the high and low sales prices on the New York Stock Exchange from the consolidated transaction reporting system and the per share cash dividends declared on the common stock.

      Fiscal Quarter                              Quarterly
      Ended                High        Low      Cash Dividend
      _________________   ______      ______    ______________

      November 30, 1999   $14.13      $11.31         $.20
      February 29, 2000    11.94        9.69          .20
      May 31, 2000         10.69        8.75          .20
      August 31, 2000       9.63        5.63          .10
      November 30, 2000     5.88        4.25          .00*
      February 28, 2001     7.99        3.50          .00
      May 31, 2001          8.98        6.65          .00
      August 31, 2001      10.05        8.40          .00

*Dividend suspended October 26, 2000.

     As of September 14, 2001, there were approximately 3,939 record holders of the Company's common stock.


Item 6.  Selected Financial Data.


Five-Year Summary of Operations
(Thousands of dollars except per share data)
                                                  Year ended August 31,
                                     2001       2000       1999       1998       1997
                                  _________   ________   ________   ________   ________

Sales                             $467,161    $493,384   $501,493   $508,871   $495,446

Costs and expenses:
 Cost of food                      117,774     125,167    122,418    129,126    121,287
 Payroll and related costs         166,404     155,769    154,817    155,152    146,940
 Occupancy and other operating
  expenses                         166,533     159,793    155,828    154,501    150,638
 General and administrative
  expenses                          25,355      20,999     22,031     22,061     19,451
 Provision for asset impairments
  and store closings                30,402      14,544          -     36,852     12,432
                                  ________    ________   ________   ________   ________
                                   506,468     476,272    455,094    497,692    450,748
                                  ________    ________   ________   ________   ________

      Income (loss) from
        Operations                 (39,307)     17,112     46,399     11,179     44,698
                                  ________    ________   ________   ________   ________

Other income (expenses):
 Interest expense                  (11,660)     (5,908)    (4,761)    (5,078)    (4,037)
 Other income, net                   2,188       2,217      1,846      1,778      2,001
                                  ________    ________   ________   ________   ________
                                    (9,472)     (3,691)    (2,915)    (3,300)    (2,036)
                                  ________    ________   ________   ________   ________
      Income (loss) before
        income taxes               (48,779)     13,421     43,484      7,879     42,662

Provision (benefit) for
  income taxes                     (16,898)     4,296     14,871      2,798     14,215
                                  ________    ________   ________   ________   ________
      Net income (loss)           $(31,881)   $  9,125   $ 28,613   $  5,081   $ 28,447
                                  ________    ________   ________   ________   ________

Net income (loss) per common
  share - basic                   $  (1.42)   $   0.41   $   1.27   $   0.22   $   1.22
                                  ________    ________   ________   ________   ________

Net income (loss) per common
  share - assuming dilution       $  (1.42)   $   0.41   $   1.26   $   0.22   $   1.21
                                  ________    ________   ________   ________   ________

Cash dividend declared per common
 share                            $   0.00    $   0.70   $   0.80   $   0.80   $   0.80
                                  ________    ________   ________   ________   ________

At year-end:
 Total assets                     $353,462    $370,843   $346,025   $339,041   $368,778
 Long-term debt                   $127,401    $116,000   $ 78,000   $ 73,000   $ 84,000
Number of restaurants                  213         231        223        229        229

Note: In fiscal year 2002, the Company will move from 12 calendar months to 13 four-week periods. The first period of fiscal year 2002 will begin September 1, 2001, and will cover 26 days. All subsequent periods will cover 28 days.
Fiscal years prior to 2002 were 365 days in length. Fiscal year 2002, the Company's conversion year from months to periods, will be 362 days in length.
Fiscal years subsequent to 2002 will be 364 days in length.



Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources
_______________________________

During the last several years, the Company has funded all capital expenditures from internally generated funds, cash equivalents, and credit-facility debt. Capital expenditures for fiscal 2001 were $17,630,000. This 69% decrease from fiscal 2000 was a result of fewer new restaurant openings and relocations in comparison with the previous fiscal year. In fiscal 2001, one restaurant was opened, one was relocated, and no restaurants were under construction at August 31, 2001. In comparison, in fiscal year 2000, 11 restaurants were opened, four were relocated, and two restaurants were under construction at August 31, 2000. Fiscal 2001 capital expenditures included approximately $4.1 million related to remodels in 17 restaurants.

Capital expenditures for fiscal 2002 are expected to approximate $15 million. The Company will focus on improving the appearance, functionality, and sales at existing restaurants. These efforts will include changing several locations to other dining concepts, where feasible. As a start, the Company plans to remodel two currently closed units. One will reopen as a new seafood restaurant. The new dining theme for the other restaurant is still under development.

At August 31, 2001, the Company had a working capital deficit of $8,975,000, which compares to the prior year's working capital deficit of $31,420,000. The working capital position improved during fiscal 2001 due primarily to expense-control initiatives, price increases in the latter half of the year, and a $10 million loan from the CEO and COO. See Note 5 of the Consolidated Financial Statements for additional information regarding the loan. The Company typically carries current liabilities in excess of current assets because cash generated from operating activities is reinvested in capital expenditures.

In the fourth quarter, the Company entered into an amendment of its credit-facility agreement with a syndicate of four banks. Among other things, the amendment provides for a reduction in commitment with each principal payment, securing the credit-facility debt with real property, the modification of financial compliance evaluations from three criteria to one criterion focused on EBITDA, and a change in the interest rate. The Company made a $1 million principal payment on July 6, 2001. At August 31, 2001, the Company had $122,000,000 outstanding under its credit facility. The maturity date of the amended credit facility is April 30, 2003, with a provision for extension to April 30, 2004, given satisfactory conditions.

Subsequent to fiscal year-end 2001, the terrorist attacks of September 11 and resulting recessionary trends negatively impacted the Company's ability to meet its first quarterly EBITDA covenant for fiscal year 2002. Accordingly, the Company obtained a waiver and amendment to its credit agreement dated December 5, 2001, which waives its noncompliance with first-quarter EBITDA levels, resets remaining fiscal 2002 quarterly EBITDA targets, and limits capital expenditures for the year to $15 million. The Company expects to be in compliance with its revised covenants for fiscal year 2002. See Note 5 of the Notes to Consolidated Financial Statements.

The Company believes that funds generated from operations are adequate for its foreseeable needs.

Interest Rate Protection Agreements

The Company had two Interest Rate Protection Agreements (Swaps) that effectively fixed the rate on a portion of the floating-rate debt outstanding under its revolving line of credit. The Swaps fixed interest at a rate of 6.50% in the notional amounts of $30 million and $15 million; both were scheduled to terminate as of June 30, 2002. The differential to be paid or received as interest rates changed was accrued and recognized as an adjustment to interest expense related to the debt. Due to declining interest rates and in anticipation of additional future unfavorable interest rate changes, the Company terminated its Swaps effective July 2, 2001, for a cash payment of $1,255,000, including accrued interest of $163,000.

Change in Accounting Estimate

Throughout the first three quarters of the fiscal year, the Company observed increased costs relative to insurance. The costs primarily escalated in the area of workers' compensation. In the fourth quarter, the Company consulted with an outside actuarial firm that reassessed losses based upon increasing cost trends and other pertinent information. The results indicated that a change in accounting estimate was necessary. The effect of this change in the fourth quarter was a reduction in pretax earnings of $6.6 million. The Company last obtained a similar actuarial report for claim cost estimation purposes as of December 15, 1997. Subsequent to August 31, 2001, the Company launched a new in-house safety and claims program in order to decrease the incidence of accidents and injuries and to better control expenses related to claims costs.

Trends and Uncertainties

The tragic events of September 11, 2001, increased concerns over national security, fueled the development of recessionary trends, and cast uncertainty on the general economic outlook of the country. The long-term impact of these trends and uncertainties on the Company will ultimately depend on their resulting severity and duration and their effect on consumer spending. The short-term effect on the Company's sales and cash flow was immediate and contributed to its inability to meet its EBITDA covenant for the first quarter of fiscal 2002. In response to these events, the Company obtained a waiver and amendment from its syndicate of banks on December 5, 2001, which waived its noncompliance with the first-quarter EBITDA and reset quarterly EBITDA and capital spending targets for the remainder of fiscal 2002. For further discussion, see Note 5 of the Notes to Consolidated Financial statements.

Statement of Financial Accounting Standards No. 121 (SFAS 121) requires the Company to review long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company considers a history of operating losses or negative cash flows and unfavorable changes in market conditions to be its main indicators of potential impairment. Assets are evaluated for impairment at the restaurant level. As a result of these indicators, impairment or restaurant closure charges may be recognized in future periods. See Note 2 of the Notes to Consolidated Financial Statements for the year ended August 31, 2001, for further discussion of 2001 and 2000 pretax impairment and store closure costs.

Reserve for Store Closings

As of August 31, 2001, 15 restaurants were designated for closure. The reserve for store closings was increased from $1.8 million at August 31, 2000, to $4.5 million at August 31, 2001, in anticipation of lease settlement costs, legal and professional fees, and other exit costs related to these stores.

During fiscal year 2001, the Company had cash outlays related to the reserve, which originally resulted from provisions for closure costs made in fiscal year 2000. See further discussion of the 2001 and 2000 pretax store-closure costs in
Note 2 of the Notes to Consolidated Financial Statements for the year ended August 31, 2001.

Results of Operations

Fiscal 2001 Compared to Fiscal 2000
___________________________________

Sales decreased $26,223,000, or 5.3%, primarily due to 19 store closures as well as market conditions in the fiscal year. The closing of three restaurants in fiscal 2000 contributed in part to the decrease in sales. This decline was partially offset by a price increase on the Lu Ann platter. Additionally, the heavily discounted Luby's platter and "Big2Do" bundled offerings that were launched in the fourth quarter of 2000 were discontinued in the third quarter of 2001.

Cost of food decreased $7,393,000, or 5.9%, due to various factors, including store closures and discontinuing "value-added" products in most restaurants. Value-added products are typically more expensive as they have a built-in labor component.

Although sales decreased, payroll and related costs increased by $10,635,000, or 6.8%, in comparison to the prior year. A significant portion of this, $9,222,000, was due to higher claims accruals. The Company incurred higher than average and more frequent workers' compensation claims than were experienced in prior years. To help prevent injuries and better control costs in the future, the Company launched a new in-house safety and claims program effective October 1, 2001.

Occupancy and other operating expenses increased $6,740,000, or 4.3%. This increase was due primarily to higher utility costs resulting from increased commodity rates, higher property taxes related to new stores and remodels, and higher repair expenses incurred as part of an initiative by new management to bring all stores up to a higher standard of maintenance and appearance. These increases were partially offset by lower advertising expense due to a new strategic focus. Lower preopening expenses due to opening fewer restaurants in the current fiscal year contributed to the offset of these expenses.

General and administrative expenses increased by $4,356,000, or 20.8%, in comparison to the prior year. The increase was due primarily to noncash compensation of $1,942,000 related to stock options granted to the Company's CEO and COO. Other costs that contributed to the increase included legal and consulting fees primarily related to restructuring advice and bank negotiations related to the fourth amendment agreement, the proxy, and the transaction to hire the CEO and COO.

As a result of its continuing efforts to redeploy both capital and human resources to improve financial performance and strengthen the organization, the Company recorded a pretax charge of $30.4 million during the year for store closings, associated costs, and asset impairment charges. The principal components of the 2001 charge were as follows:

   - $11.6 million for the closing of 15 underperforming restaurants. This charge included the cost to write down the properties and equipment to net realizable value and estimated costs for the settlement of lease obligations, legal and professional fees, and other exit costs. Employee severance costs were not accrued.

   - $17.0 million for asset impairment of 13 restaurants that the Company continues to operate. In accordance with SFAS 121, the properties were written down to the estimated future discounted cash flows or fully written off in the case of negative future cash flows.

   - $0.8 million primarily for the impairment of one property operated under a joint venture with Waterstreet, Inc. The joint venture, L&W Seafood, Inc., was terminated in 1999. This property was written down to its estimated net realizable value and was sold in fiscal year 2001.

   - $1.0 million associated with the write-off of assets for two locations that will be remodeled and reopened before the end of fiscal year 2002. Property that cannot be salvaged, transferred, or effectively reused has been written off.

At August 31, 2001 and 2000, the Company had a reserve for store closings of $4.5 million and $1.8 million, respectively. Excluding lease settlements, it is anticipated that all material cash outlays required for the store closings planned as of August 31, 2001, will be made prior to August 31, 2002. The following is a summary of the types and amounts recognized as accrued expenses together with cash payments made against such accruals for the three years ended August 31, 2001:


                                                Reserve Balance
                                 _____________________________________________
                                              Legal
                                               and
                                     Lease    Profes-            Other
                                  Settlement  sional  Workforce  Exit    Total
                                     Costs     Fees   Severance  Costs  Reserve
                                 ______________________________________________
                                               (Thousands of dollars)

As of August 31, 1998              $ 4,537   $ 985     $ 260    $ 390   $ 6,172
  Additions(reductions)               (224)     150       56     (257)    (275)
  Cash payments                       (406)    (135)    (244)     (45)    (830)
                                 ______________________________________________

As of August 31, 1999                3,907    1,000       72       88     5,067
  Additions(reductions)                675      350      375      300     1,700
  Cash payments                     (3,817)    (975)     (72)     (88)   (4,952)
                                 ______________________________________________

As of August 31, 2000                  765      375     375      300     1,815
  Additions(reductions)              4,196     (375)    (59)     693     4,455
  Cash payments                       (755)       -    (316)    (693)   (1,764)
                                 ______________________________________________

As of August 31, 2001              $ 4,206   $    -   $   -    $ 300   $ 4,506
                                 ______________________________________________

See further discussion in Note 2 of the Consolidated Financial Statements.

Interest expense of $11,660,000 for fiscal 2001 was incurred in conjunction with borrowings under the credit facility and is net of $336,000 capitalized on qualifying properties. The increase from fiscal 2000 of $5,752,000, or 97%, was due primarily to higher average borrowings under the credit-facility agreement and less capitalized interest in the current year due to decreased construction.

The provision for income taxes decreased $21,194,000, or 493%, due primarily to lower income before income taxes. The Company anticipates that the effective tax rate for fiscal 2002 will be approximately 35%.

Fiscal 2000 Compared to Fiscal 1999
___________________________________

Sales decreased $8,109,000, or 1.6%, primarily due to the decline in sales volumes at restaurants open over 18 months of approximately 3.9%. Part of the decrease was also caused by the closing of ten restaurants in fiscal 1999 and three restaurants in fiscal 2000. This decline was partially offset by the addition of 11 new restaurants in fiscal 2000 and four in fiscal 1999.

Cost of food increased $2,749,000, or 2.2%, due to various factors, including efforts to increase dinner sales by offering additional higher-end entrees such as steak, shrimp, and prime rib and efforts to drive customer traffic in various markets by offering discount coupons. Also, higher commodity prices, especially for pork, beef, and vegetables, had a negative impact on food costs. In the second half of the fiscal year, food costs were also impacted by the testing of various "value-added" products in most of the restaurants, which by their nature are more expensive since they have a built-in labor component. In restaurants where the Company was unsuccessful in lowering the labor hours due to minimum production deployments, the usage of these products was cut back beginning in July 2000.

Although sales decreased, payroll and related costs increased by $952,000, or 0.6%, in comparison to the prior year. Pressure from higher hourly wage rates was partially offset by the usage of fewer labor hours in the restaurants. Occupancy and other operating expenses increased $3,965,000, or 2.5%, due primarily to higher utility costs resulting from increased rates; higher property taxes related to new stores and remodels; higher preopening expenses associated with more new store openings as compared to the prior year; higher credit card fees due to increased credit card usage versus prior year; higher food-to-go packaging costs related to increased food-to-go sales; and higher depreciation expense associated with the new stores, restaurant remodels, and an increase in technology-related spending. These increases were partially offset by lower uniform expense due to the completion of the rollout of a uniform program and lower management incentive pay as a result of lower sales and profits. General and administrative expenses declined $1,032,000, or 4.7%, primarily because of lower expenses for profit sharing and bonuses.

The Company recorded a pretax charge of $14.5 million during the fourth quarter of the fiscal year for store closings, associated costs, asset impairments, and other unusual charges. The principal components of the 2000 charge were as follows:

   - $7.7 million for the closing of 15 restaurants that did not meet the Company's return on invested capital and sales growth requirements. All were closed by August 31, 2001. This charge included the cost to write down the properties and equipment to net realizable value and estimated costs for the settlement of lease obligations, legal and professional fees, severance costs, and other exit costs. Prior to August 31, 2000, all restaurant employees of the Company were notified of the possibility of their termination due to planned restaurant closures. Approximately 300 employees were terminated. The severance costs for these employees were accrued for and included in the store closing costs.

   - $3.2 million for asset impairment of six properties that the Company did not plan to close. The carrying value of the assets was written down to estimated future discounted cash flows or fully written off in the case of negative future cash flows.

   - $1.3 million for the write-down of computer-related equipment and software. The write-down included the abandonment of a payroll-related software package and several point-of-sale (POS) systems.

   - $1.2 million additional write-down on surplus properties held for sale. These properties were written down to the lower of their historical carrying costs or estimated net realizable values.

   - $1.1 million related to other unusual charges. The primary component of this charge was the write-off of the remaining asset balance related to L&W Seafood, Inc., a joint venture with Waterstreet, Inc.

See Note 2 of the Consolidated Financial Statements.

Interest expense of $5,908,000, net of $958,000 capitalized on qualifying properties for fiscal 2000, was incurred in conjunction with borrowings under the credit facility. The increase from fiscal 1999 of $1,147,000, or 24%, was due primarily to higher average borrowings under the credit-facility agreement and a higher weighted average interest rate.

Other income increased $371,000 due primarily to recorded gains on the sale of properties that were held for sale and a recorded tenant lease buyout.

The provision for income taxes decreased $10,575,000, or 71%, due primarily to lower income before income taxes. In addition, the effective tax rate decreased from 34.2% to 32.0%. This was due to the completion of a federal tax audit covering several periods, which resulted in favorable determinations in several areas. The Company anticipated that the effective tax rate for fiscal 2001 would be approximately 35%.

Inflation
_________

The Company's policy is to maintain stable menu prices without regard to seasonal variations in food costs. General increases in costs of food, wages, supplies, and services make it necessary for the Company to increase its menu prices from time to time. To the extent prevailing market conditions allow, the Company intends to adjust menu prices to maintain profit margins.

Forward-Looking Statements
__________________________

Except for the historical information contained in this annual report, certain statements made herein are forward looking regarding cash flow from operations, restaurant openings, operating margins, capital requirements, and other matters. In addition, efforts to close, sell, or improve operating results of underperforming stores depend on many factors not within the Company's control such as the negotiation of settlements of existing lease obligations under acceptable terms, availability of qualified buyers for owned locations, and customer traffic. These forward-looking statements involve risks and uncertainties and, consequently, could be affected by general business conditions, the impact of competition, the success of operating initiatives, changes in cost and supply of food and labor, the seasonality of the Company's business, taxes, inflation, and governmental regulations, which could cause actual results to differ materially from current plans. Management does not expect to update such forward-looking statements continually as conditions change, and readers should consider that such statements pertain only to the date hereof.


Item 7A. Quantitative and Qualitative Disclosures About Market Risk

The Company has $122 million outstanding under its credit facility at prime plus an applicable margin. Additionally, the Company has $10 million in notes which bears interest at LIBOR plus 2%.

At August 31, 2001, the total amount of debt subject to interest rate fluctuations was $132 million. A 1% change in interest rate would result in an increase or decrease in annual interest expense of $1,320,000.

Item 8.  Financial Statements and Supplementary Data

                             LUBY'S, INC.
                          FINANCIAL STATEMENTS

                Years Ended August 31, 2001, 2000, and 1999
                   with Report of Independent Auditors

Report of Independent Auditors

The Board of Directors and Shareholders
Luby's, Inc. and Subsidiaries

     We have audited the accompanying consolidated balance sheets of Luby's, Inc. and Subsidiaries at August 31, 2001 and 2000, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended August 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Luby's, Inc. and Subsidiaries at August 31, 2001 and 2000, and the results of its operations and its cash flows for each of the three years in the period ended August 31, 2001, in conformity with accounting principles generally accepted in the United States.


/s/ERNST & YOUNG LLP

San Antonio, Texas
October 15, 2001,
except for the third
paragraph of Note 5,
as to which the date
is December 5, 2001


                                Luby's, Inc.
                          Consolidated Balance Sheets

                                                            August 31,
                                                        2001          2000
                                                      ________       _______
                                                      (Thousands of dollars)

Assets
Current assets:
 Cash and cash equivalents                            $  4,099       $    679
 Short-term investments                                 19,984              -
 Trade accounts and other receivables                      358            403
 Food and supply inventories                             2,701          3,853
 Income tax receivable                                   4,468          3,749
 Prepaid expenses                                        2,765          4,481
 Deferred income taxes                                   4,931          1,540
                                                      ________       ________
      Total current assets                              39,306         14,705
                                                      ________       ________

Property held for sale                                   3,047         13,156

Investments and other assets:
 Land held for future use                                5,333            756
 Other assets                                              596          4,102
                                                      ________       ________
     Total investments and other assets                  5,929          4,858
                                                      ________       ________

Property, plant, and equipment - at cost, less
 accumulated depreciation and amortization             305,180        338,124
                                                      ________       ________
Total assets                                          $353,462       $370,843
                                                      ________       ________

Liabilities and shareholders' equity
Current liabilities:
 Accounts payable                                     $ 13,696       $ 19,843
 Dividends payable                                           -          2,242
 Accrued expenses and other liabilities                 34,585         24,040
                                                      ________       ________
      Total current liabilities                         48,281         46,125
                                                      ________       ________

Long-term debt                                         127,401        116,000

Deferred income taxes and other liabilities              2,271         10,162

Reserve for store closings                               4,506          1,815

Commitments and contingencies                                -              -

Shareholders' equity:
 Common stock, $.32 par value; authorized
  100,000,000 shares, issued 27,403,067 shares           8,769          8,769
 Paid-in capital                                        33,882         27,202
 Accumulated other comprehensive income (loss)            (592)             -
 Retained earnings                                     234,715        266,596
 Less cost of treasury stock, 4,980,124 and
  4,982,692 shares in 2001 and 2000, respectively     (105,771)      (105,826)
                                                      ________       ________
      Total shareholders' equity                       171,003        196,741
                                                      ________       ________

Total liabilities and shareholders' equity            $353,462       $370,843
                                                      ________       ________
See accompanying notes.



                                    Luby's, Inc.
                          Consolidated Statements of Operations

                                              Year Ended August 31,
                                        2001           2000           1999
                                        ____           ____           ____
                                  (Thousands of dollars except per share data)

Sales                                 $467,161       $493,384      $501,493

Costs and expenses:
 Cost of food                          117,774        125,167       122,418
 Payroll and related costs             166,404        155,769       154,817
 Occupancy and other operating
  expenses                             166,533        159,793       155,828
 General and administrative expenses    25,355         20,999        22,031
 Provision for asset impairments
  and store closings                    30,402         14,544             -
                                      ________       ________      ________
                                       506,468        476,272       455,094
                                                      _______      ________
      Income (loss) from operations    (39,307)        17,112        46,399

Interest expense                       (11,660)        (5,908)       (4,761)
Other income, net                        2,188          2,217         1,846
                                      ________       ________      ________
      Income (loss) before
       income taxes                    (48,779)        13,421        43,484

Provision (benefit) for income taxes:
 Current                                (6,276)         4,528        11,558
 Deferred                              (10,622)          (232)        3,313
                                      ________       ________      ________
                                       (16,898)         4,296        14,871
                                      ________       ________      ________
      Net income (loss)               $(31,881)      $  9,125      $ 28,613

                                      ________       ________      ________
      Net income (loss) per share -
       basic                          $  (1.42)      $   0.41      $   1.27
                                      ________       ________      ________

      Net income (loss) per share -
       assuming dilution              $  (1.42)      $   0.41      $   1.26
                                      ________       ________      ________

See accompanying notes.








                                 Luby's, Inc.
                 Consolidated Statements of Shareholders' Equity
                                                                             Accumu-
                                                                             lated
                 Compre-                                                     Compre-  Total
                 hensive            Common Stock                             hensive  Share-
                 Income      Issued           Treasury     Paid-In  Retained  Income  holders'
                 (Loss)  Shares  Amount   Shares  Amount   Capital  Earnings  (loss)  Equity
_____________________________________________________________________________________________
                             (Amounts in thousands except per share data)
Balance at
 August 31,
 1998                    27,403  $8,769  (4,132) $ (92,907) $27,012 $262,540  $  -  $205,414
Net income
 (loss) for
 the year       $28,613       -       -       -          -        -   28,613     -    28,613
Common stock
 issued under
 benefit plans,
 net of shares
 tendered in
 partial pay-
 ment and
 including
 tax benefits                 -       -       -          -       84        -     -        84
Cash dividends,
 $.80 per share               -       -       -          -        -  (17,988)    -   (17,988)
Purchases of
 treasury stock               -       -    (851)   (12,919)       -        -     -   (12,919)
                 ______ _______  ______  ______   ________  _______  _______  ____   _______
Balance at
 August 31,
 1999            28,613  27,403   8,769  (4,983)  (105,826)  27,096  273,165     -   203,204
                _______
Net income
 (loss) for
 the year         9,125       -       -       -          -        -    9,125     -     9,125
Common stock
 issued under
 benefit plans,
 net of shares
 tendered in
 partial pay-
 ment and
 including
 tax benefits                 -       -       -          -      106        -     -       106
Cash dividends,
 $.70 per share               -       -       -          -        -  (15,694)    -   (15,694)
                 ______ _______  ______  ______   ________  _______  _______  ____   _______
Balance at
 August 31,
 2000             9,125  27,403   8,769  (4,983)  (105,826)  27,202  266,596     -   196,741
               ________

 Other com-
 prehensive
 income (loss),
 net of taxes:
  Cumulative
  effect of a
  change in
  accounting
  for deriva-
  tive finan-
  cial instru-
  ments upon
  adoption of
  SFAS 133,
  net of
  taxes of
  $61               114       -       -       -          -        -        -   114       114

 Net deriva-
  tive loss,
  net of
  taxes of
  $514             (958)      -       -       -          -        -        -  (958)     (958)

 Reclassifi-
  cation ad-
  justment for
  loss included
  in net income
  (loss), net
  of taxes of
  $71               133       -       -       -          -        -        -   133       133

 Reclassifi-
  cation ad-
  justment for
  loss recog-
  nized on
  termination
  of interest
  rate swaps,
  net of taxes
  of $64            119       -       -       -          -        -        -   119       119

               ________
                   (592)
Net income
 (loss) for
 the year       (31,881)      -       -       -          -        -  (31,881)    -   (31,881)
Common stock
 issued under
 benefit plans,
 net of shares
 tendered in
 partial pay-
 ment and
 including
 tax benefits                 -       -       3         55       58        -     -       113
Noncash stock
 compensation
 expense                      -       -       -          -    1,942        -     -     1,942
Intrinsic value
 of beneficial
 conversion
 feature on
 convertible
 subordinated
 notes                        -       -       -          -    4,680        -     -     4,680
                 ______ _______  ______  ______   ________  _______  _______  ____   _______
Balance at
 August 31,
 2001          $(32,473) 27,403  $8,769  (4,980) $(105,771) $33,882 $234,715 $(592) $171,003
                 ______ _______  ______  ______   ________  _______  _______  ____   _______



See accompanying notes.



                                 Luby's, Inc.
                     Consolidated Statements of Cash Flows

                                                Year Ended August 31,
                                            2001           2000         1999
                                           _____          _____         _____
                                                 (Thousands of dollars)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                        $(31,881)      $ 9,125        $28,613
Adjustments to reconcile net income
 (loss) to net cash provided by
 operating activities:
  Depreciation and amortization            23,065        22,784         20,025
  Amortization of deferred loss on
   interest rate swaps                        183             -              -
  Amortization of discount on
   convertible subordinated notes              81             -              -
  Noncash directors' fees                     112             -              -
  Noncash compensation expense              1,942             -              -
  Provision for asset impairments
   and store closings                      30,402        14,544              -
  Gain on disposal of property
   held for sale                           (1,741)         (397)          (382)
  Loss on disposal of property,
   plant, and equipment                       547            11             84
  Settlements associated with store
   closings                                     -          (125)          (275)
                                         ________      ________       ________
   Cash provided by operating
    activities before changes in
    operating assets and liabilities       22,710        45,942         48,065
  Changes in operating assets and
   liabilities:
   (Increase) decrease in trade
    accounts and other receivables             45           181            120
   (Increase) decrease in food and
    supply inventories                      1,152          (167)         1,386
   (Increase) decrease in income tax
    receivable                               (719)            -              -
   (Increase) decrease in prepaid
    expenses                                1,716            71           (177)
   (Increase) decrease in other assets       (117)         (232)           912
   Increase (decrease) in accounts
    payable                                (6,147)          (93)         7,204
   Increase (decrease) in accrued
    expenses and other liabilities         10,545        (1,114)        (2,887)
   Increase (decrease) in income taxes
    payable                                     -        (4,131)        (1,687)
   Increase (decrease) in deferred
    income taxes and other credits        (10,964)         (364)         3,168
   Increase (decrease) in reserve for
    store closings                         (1,301)       (4,827)          (830)
                                         ________      ________       ________

    Net cash provided by operating
     activities                          $ 16,920       $35,266        $55,274

                                         ________      ________       ________
CASH FLOWS FROM INVESTING ACTIVITIES:
  (Increase) decrease in short-term
   investments                            (19,984)            -              -
  Proceeds from disposal of property
   held for sale                            7,825         1,861          5,850
  Proceeds from disposal of property,
   plant, and equipment                         -            74            178
  Purchases of land held for future use         -        (3,378)        (6,926)
  Purchases of property, plant, and
   equipment                              (17,630)      (53,494)       (31,773)
                                         ________      ________       ________
    Net cash used in investing
     activities                           (29,789)      (54,937)       (32,671)
                                         ________      ________       ________

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from convertible subordinated
   notes                                   10,000             -              -
  Net borrowings under credit facility      6,000        38,000          5,000
  Purchases of treasury stock                   -             -        (12,919)
  Dividends paid                           (2,242)      (17,936)       (18,158)
  Cash paid upon termination of
   interest rate swaps                     (1,092)            -              -
  Proceeds from borrowing against cash
   surrender value of officers' life
   insurance                                3,623             -              -
                                         ________      ________       ________
    Net cash provided by
     (used in) financing activities        16,289        20,064        (26,077)
                                         ________      ________       ________
Net increase (decrease) in cash
 and cash equivalents                       3,420           393         (3,474)
Cash and cash equivalents at
 beginning of year                            679           286          3,760
                                         ________      ________       ________
Cash and cash equivalents at end
 of year                                  $ 4,099      $    679        $   286
                                         ________      ________       ________
See accompanying notes.


                               Luby's, Inc.
                 Notes to Consolidated Financial Statements
                      August 31, 2001, 2000, and 1999

1.  Nature of Operations and Significant Accounting Policies

Nature of Operations

Luby's, Inc. and Subsidiaries (the Company), based in San Antonio, Texas, owns and operates restaurants in the southern United States. As of August 31, 2001, the Company operated a total of 213 units. The Company locates its restaurants convenient to shopping and business developments as well as to residential areas. Accordingly, the restaurants appeal primarily to shoppers, store and office personnel at lunch, and to families at dinner.

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

Long-Lived Assets

Impairment losses are recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amount. The Company evaluates impairments on a restaurant-by-restaurant basis and uses three or more years of negative cash flows and other market conditions as indicators of impairment. Impairment losses are also recorded for long-lived assets that are expected to be disposed of.

Statement of Cash Flows

For purposes of the statement of cash flows, the Company considers all highly liquid financial instruments purchased with an original maturity of three months or less to be cash equivalents.

Preopening Expenses

New store preopening costs are expensed as incurred.

Fiscal Year

In fiscal year 2002, the Company will move from 12 calendar months to 13 four-week periods. The first period of fiscal year 2002 will begin September 1, 2001, and will cover 26 days. All subsequent period will cover 28 days. Fiscal year 2002 will end on August 28, 2002.

Advertising Expenses

Advertising costs are expensed as incurred. Advertising expense as a percentage of sales approximates 1.6%, 2.1%, and 2.4% for fiscal years 2001, 2000, and 1999, respectively.

Income Taxes

Deferred income taxes are computed using the liability method. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities (temporary differences) and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation.

Stock-Based Compensation

The Company accounts for its stock compensation arrangements under the provisions of Accounting Principles Board (APB) No. 25, "Accounting for Stock Issued to Employees," and makes the pro forma information disclosures required under the provisions of Statement of Financial Accounting Standards No. 123 (SFAS 123), "Accounting for Stock-Based Compensation." Stock-based compensation expense is recognized as vested on a straight-line basis.

Derivative Financial Instruments

The Company adopted Statement of Financial Accounting Standards No. 133 (SFAS
133), "Accounting for Derivative Instruments and Hedging Activities," and its amendments, Statements No. 137 and 138, on September 1, 2000. SFAS 133 requires that all derivative instruments be recorded on the balance sheet at fair value. Pursuant to this standard, the Company designated its Interest Rate Protection Agreements (Swaps) as cash flow hedge instruments. Swaps have been used to manage exposure to interest rate movement by effectively changing the variable rate to a fixed rate. The critical terms of the Swaps and the interest-bearing debt associated with the Swaps were the same; therefore, the Company assumed that there was no ineffectiveness in the hedge relationship. Changes in fair value of the Swaps are recognized in other comprehensive income (loss), net of tax effects, until the hedged items are recognized in earnings.

Use of Estimates

In preparing financial statements in conformity with accounting principles generally accepted in the United States, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reporting period. Actual results could differ from these estimates.

New Accounting Pronouncements

The Company reviewed recent accounting pronouncements, including SFAS 144, entitled "Accounting for the Impairment or Disposal of Long-Lived Assets." The provisions of SFAS 144 supersede SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of," and will take effect in fiscal 2003 for the Company. At that time, the Company will ensure existing policies are consistent with the provisions of SFAS 144. Relative to the other recent pronouncements, management does not anticipate that their effect upon adoption, if applicable, will have a significant effect on earnings or the financial position of the Company.

2.  Impairment of Long-Lived Assets and Store Closings

In 2001 and 2000, the Company recorded a charge to operating costs of $30.4 million and $14.5 million, respectively, for asset impairment and store closure costs. In accordance with Company guidelines, management periodically reviews the financial performance of each store for indicators of impairment or indicators that closure would be appropriate. Where indicators are present, such as three full years of negative cash flows or other unfavorable market conditions, the carrying values of assets are written down to the estimated future discounted cash flows or fully written off in the case of negative cash flows anticipated in the future. Estimated future cash flows are based upon regression analyses generated from similar restaurants, discounted at the Company's weighted average cost of capital.

During 2001, the Company recorded a pretax charge of $30.4 million as a result of its reviews for impairments in accordance with SFAS 121 and assessments of closure costs. The principal components of the 2001 charge were as follows:

   - $11.6 million for the closing of 15 underperforming restaurants. This charge included the cost to write down the properties and equipment to net realizable value and estimated costs for the settlement of lease obligations, legal and professional fees, and other exit costs. Employee severance costs were not accrued.

   - $17.0 million for asset impairment of 13 restaurants that the Company continues to operate. In accordance with SFAS 121, the properties were written down to the estimated future discounted cash flows or fully written off in the case of negative future cash flows.

   - $0.8 million primarily for the impairment of one property operated under a joint venture with Waterstreet, Inc. The joint venture, L&W Seafood, Inc., was terminated in 1999. This property was written down to its estimated net realizable value and was sold in fiscal year 2001.

   - $1.0 million associated with the write-off of assets for two locations that will be remodeled and reopened before the end of fiscal year 2002. The Company closed these units by October 31, 2001. Property that cannot be salvaged, transferred, or effectively reused has been written off.

The results of operations for the 15 restaurants designated for closure at August 31, 2001, were as follows:

                                                    Year Ended August 31,
                                                  2001      2000      1999
                                                 __________________________
                                                   (Thousands of dollars)

Sales                                           $19,327   $19,190   $16,669
Operating loss                                   (4,289)   (3,145)   (1,245)

The Company recorded a pretax charge of $14.5 million during the fourth quarter of fiscal year 2000 for store closures, associated costs, asset impairments in accordance with SFAS 121, and other unusual charges. The principal components of the charge were as follows:

   - $7.7 million for the closing of 15 restaurants that did not meet the Company's return on invested capital and sales growth requirements. All were closed by August 31, 2001. This charge included the cost to write down the properties and equipment to net realizable value and estimated costs for the settlement of lease obligations, legal and professional fees, severance costs, and other exit costs. Prior to August 31, 2000, all restaurant employees of the Company were notified of the possibility of their termination due to planned restaurant closures. Approximately 300 employees were terminated. The severance costs for these employees were accrued for and included in the store closing costs.

   - $3.2 million for asset impairment of six properties that the Company did not plan to close. The carrying value of the assets was written down to estimated future discounted cash flows or fully written off in the case of negative future cash flows.

   - $1.3 million for the write-down of computer-related equipment and software. The write-down included the abandonment of a payroll-related software package and several point-of-sale (POS) systems.

   - $1.2 million additional write-down on surplus properties held for sale. These properties were written down to the lower of their historical carrying costs or estimated net realizable values.

   - $1.1 million related to other unusual charges. The primary component of this charge was the write-off of the remaining asset balance related to L&W Seafood, Inc.

The results of operations for the 15 restaurants designated for closure at August 31, 2000, were as follows:

                                                    Year Ended August 31,
                                                  2001      2000      1999
                                                 __________________________
                                                   (Thousands of dollars)

Sales                                            $2,632   $19,296   $21,244
Operating loss                                     (923)   (1,470)     (205)

At August 31, 2001 and 2000, the Company had a reserve for store closings of $4.5 million and $1.8 million, respectively. All material cash outlays associated with the closures planned as of August 31, 2000, were completed by August 31, 2001. Excluding lease termination settlements, it is anticipated that all material cash outlays required for the store closings planned as of August 31, 2001, will be made prior to August 31, 2002. The following is a summary of the types and amounts recognized as accrued expenses together with cash payments made against such accruals for the three years ended August 31, 2001:
                                                Reserve Balance
                                 _____________________________________________
                                              Legal
                                               and
                                     Lease    Profes-            Other
                                  Settlement  sional  Workforce  Exit    Total
                                     Costs     Fees   Severance  Costs  Reserve
                                 ______________________________________________
                                               (Thousands of dollars)

As of August 31, 1998              $ 4,537   $  985   $ 260    $ 390   $ 6,172
  Additions(reductions)               (224)     150      56     (257)    (275)
  Cash payments                       (406)    (135)   (244)     (45)    (830)
                                 ______________________________________________

As of August 31, 1999                3,907    1,000      72       88     5,067
  Additions(reductions)                675      350     375      300     1,700
  Cash payments                     (3,817)    (975)    (72)     (88)   (4,952)
                                 ______________________________________________

As of August 31, 2000                  765      375     375      300     1,815
  Additions(reductions)              4,196     (375)    (59)     693     4,455
  Cash payments                       (755)       -    (316)    (693)   (1,764)
                                 ______________________________________________

As of August 31, 2001              $ 4,206   $    -   $   -    $ 300   $ 4,506
                                 ______________________________________________

3.  Property, Plant, and Equipment

The cost and accumulated depreciation of property, plant, and equipment at August 31, 2001 and 2000, together with the related estimated useful lives used in computing depreciation and amortization, are reflected below:

                                                                 Estimated
                                       2001         2000        Useful Lives
                                     ________     ________    _______________
                                     (Thousands of dollars)

Land                                 $ 79,977     $ 79,279                  -
Restaurant equipment and
 furnishings                          135,670      144,160      3 to 15 years
Buildings                             236,091      251,260     20 to 40 years
Leasehold and leasehold
 improvements                          35,582       41,215     Term of leases
Office furniture and equipment         11,486       10,504      5 to 10 years
Transportation equipment                  937          975            5 years
Construction in progress                  289        3,382                  -
                                     ________     ________

                                      500,032      530,775

Less accumulated depreciation
 and amortization                     194,852      192,651
                                     ________     ________

                                     $305,180     $338,124
                                     ________     ________

4.  Change in Accounting Estimate

Throughout the first three quarters of fiscal year 2001, the Company observed increased costs relative to insurance. The costs primarily escalated in the area of workers' compensation. In the fourth quarter, the Company consulted with an outside actuarial firm that reassessed losses based upon increasing cost trends and other pertinent information. The results indicated that a change in accounting estimate was necessary. The after-tax effect of this change in the fourth quarter was a reduction in earnings of $4.3 million, or $0.19 per share. The Company last obtained a similar actuarial report for claim cost estimation purposes as of December 15, 1997. Subsequent to August 31, 2001, the Company launched a new in-house safety and claims program in order to decrease the incidence of accidents and injuries and better control expenses related to claims costs.

5.  Debt

Credit Facility

The Company had a $125 million credit facility with a syndicate of four banks. Effective June 29, 2001, the Company amended its credit facility to include a reduction in commitment with each principal payment, securing of the debt with real property, and the modification of financial compliance requirements to one criterion focused on EBITDA levels.

The Company made a $1 million principal payment on July 6, 2001, which reduced the balance of the credit facility to $122 million. In cases where the Company's performance exceeds EBITDA levels required in the amended credit facility, a portion of that excess will be paid as additional principal reductions. Per the amendment, the Company is also required to pay the facility down in amounts equal to all proceeds received from the sale of real and personal property. The maturity date of the amended credit facility is April 30, 2003, with an extension provision to April 30, 2004, given satisfaction of certain conditions. The interest rate on the outstanding balance of the credit facility is the prime rate plus an applicable margin as required by the amended credit facility.

Subsequent to fiscal year-end 2001, the terrorist attacks of September 11 and increased recessionary trends resulted in the Company's inability to meet its first quarterly EBITDA covenant for fiscal year 2002. Accordingly, the Company obtained a waiver and amendment to its credit agreement dated December 5, 2001, which waives its noncompliance with first-quarter EBITDA levels, resets remaining fiscal 2002 quarterly EBITDA targets, and limits capital expenditures for the year to $15 million. The Company expects to be in compliance with its revised covenants for fiscal year 2002.

The credit facility includes a provision for the issuance of letters of credit in the amount of $1,184,000. The credit facility allows the Company to acquire additional letters of credit in the ordinary course of business.

The Company had two Swaps, which effectively fixed the rate on a portion of the floating-rate debt outstanding under its line of credit. The Swaps were fixed-rate agreements in the notional amounts of $30 million and $15 million. Both Swaps offered fixed rates, at 6.50%, in exchange for the Company's floating line of credit rate. The original termination date for each Swap was June 30, 2002. At September 1, 2000, the Swaps were in a favorable position by approximately $175,000. In accordance with the transition provisions of SFAS 133, the net-of-tax cumulative effect of an accounting change adjustment on September 1, 2000, was $114,000 in accumulated other comprehensive income
(loss), with a deferred income tax liability of $61,000. Due to declining interest rates and in anticipation of additional future unfavorable interest rate changes, the Company terminated its Swaps on July 2, 2001, for a cash payment of $1,255,000, including accrued interest of $163,000. In accordance with SFAS 133, the loss of $1,092,000 is being recognized as interest expense over the original term of the Swaps. At August 31, 2001, $592,000, net of taxes of $318,000, remains in accumulated other comprehensive loss.

Convertible Subordinated Notes

On March 9, 2001, the Company's newly appointed CEO and COO, Christopher J. Pappas and Harris J. Pappas, respectively, made a commitment to loan the Company $10 million in exchange for convertible subordinated notes that were funded in the fourth quarter of fiscal 2001. The notes bear interest at LIBOR plus 2%, payable quarterly, and have a stated redemption date of March 1, 2011. Interest through September 1, 2003, may be paid in a combination of cash, common stock, or both at the Company's election, subject to certain restrictions on the amount of stock issued. Notwithstanding any accrued interest that may also be converted to options, the notes are convertible into the Company's common stock at $5.00 per share, or 2,000,000 shares, at the option of the holders at any time after January 2, 2003, and prior to the stated redemption date.

The conversion price on the notes was less than the market value of the Company's common stock (as determined by the closing price on the New York Stock Exchange on the date of issue). The intrinsic value of this beneficial conversion feature of $4,680,000 has been recorded as a component of paid-in capital and a discount on the notes, which will be amortized to interest expense through the redemption date. The Company has amortized $81,000 of this discount through August 31, 2001. The carrying value of the notes at August 31, 2001, net of the unamortized discount, was approximately $5,401,000.

Interest Expense

Total interest expense incurred for 2001, 2000, and 1999 was $11,996,000, $6,866,000, and $5,170,000, respectively, which approximated the amount paid in each year. The amounts capitalized on qualifying properties in 2001, 2000, and 1999 were $336,000, $958,000, and $409,000, respectively.



6.  Leases

The Company conducts part of its operations from facilities that are leased under noncancelable lease agreements. Most of the leases are for periods of ten to twenty-five years and provide for contingent rentals based on sales in excess of a base amount. Approximately 80% of the leases contain renewal options ranging from five to thirty years.

Annual future minimum lease payments under noncancelable operating leases as of August 31, 2001, are as follows:

Year ending August 31:                                (Thousands of dollars)
 2002                                                       $ 6,502
 2003                                                         6,154
 2004                                                         5,890
 2005                                                         5,472
 2006                                                         4,830
 Thereafter                                                  29,126
                                                            _______
Total minimum lease payments                                $57,974
                                                            _______

Total rent expense for operating leases for the years ended August 31, 2001, 2000, and 1999, was as follows:

                                     2001          2000        1999
                                     ____          ____        _____
                                          (Thousands of dollars)

Minimum rentals                     $6,914        $6,829      $7,052
Contingent rentals                     437           660         843
                                    ______        ______       ______

                                    $7,351        $7,489       $7,895
                                    ______        ______       ______

7.  Employee Benefit Plans and Agreements

Incentive Compensation

The Company has various incentive compensation plans covering officers and other key employees that are based upon the achievement of specified earnings goals and performance factors. Awards under the plans are payable in cash and/or in shares of common stock. Charges to expense for distributions under the plans amounted to $0, $0, and $355,000 in 2001, 2000, and 1999, respectively.

Executive Stock Options

In conjunction with their employment agreements effective March 9, 2001, the CEO and COO were each granted 1,120,000 stock options with an exercise price of $5.00 per share and a vesting period of three years. As the exercise price was less than market value of the Company's common stock on the date of grant, the Company will recognize $5,242,000 in compensation expense over the vesting period of the options. Vesting was accelerated on 25% of the options in accordance with the agreements when the closing price of the Company's common stock reached and maintained a predetermined price for 20 consecutive trading days. The weighted average exercise price and the Black-Scholes fair value of these options at August 31, 2001, are $5.00 and $4.05, respectively. Approximately $1,942,000 in compensation expense was recognized in fiscal year 2001.

Other Stock Options

The Company has an Incentive Stock Plan (ISP) to provide for market-based incentive awards, including stock options, stock appreciation rights, and restricted stock. Under this plan, stock options may be granted at prices not less than 100% of fair market value on the date of grant. Options granted to the participants of the plan are exercisable over staggered periods and expire, depending upon the type of grant, in five to ten years. The plan provides for various vesting methods, depending upon the category of personnel.

During 1999, the Company authorized 2,000,000 shares of the Company's common stock for the ISP. Under the terms of the ISP, including the 1999 authorization, nonqualified stock options, incentive stock options, and other types of awards for not more than 4,900,000 shares of the Company's common stock may be granted to eligible employees of the Company.

Following is a summary of activity in the Company's ISP and the executive stock options for the three years ended August 31, 2001, 2000, and 1999:

                              Weighted Average
                              Exercise Price Per
                               Share-Options       Options       Options
                                Outstanding      Outstanding   Exercisable
                              ________________   ___________   ___________

Balances - August 31, 1998          $20.17         764,246        225,704
Granted                              15.18       1,532,732              -
Became exercisable                       -               -        113,732
Canceled or expired                  19.49        (260,350)      (161,662)
Exercised                                -               -              -
                                                 _________      _________
Balances - August 31, 1999           16.47       2,036,628        177,774

Granted                              11.40         622,000              -
Became exercisable                       -               -        406,001
Canceled or expired                  15.21        (363,087)       (58,836)
Exercised                                -               -              -
                                                 _________      _________
Balances - August 31, 2000          $15.30       2,295,541        524,939
Granted                               5.26       2,958,000              -
Became exercisable                       -               -        993,803
Canceled or expired                  13.95        (747,300)       (77,252)
Exercised                                -               -              -
                                                 _________      _________
Balances - August 31, 2001          $ 8.93       4,506,241      1,441,490
                                                 _________      _________

Exercise prices for options outstanding as of August 31, 2001, range from $5.00 to $23.13 per share. The weighted average remaining contractual life of these options is 6.74 years. The options exercisable as of August 31, 2001, excluding 560,000 executive stock options, which have an exercise price of $5.00 per share, have a weighted average exercise price of $16.09 per share.

At August 31, 2001 and 2000, the number of incentive stock option shares available to be granted under the plans was 874,810 and 845,510 shares, respectively.

The Company has elected to follow APB 25, "Accounting for Stock Issued to Employees." Accordingly, since employee stock options, with the exception of the executive stock options discussed above, are granted at market price on the date of grant, no compensation expense is recognized. However, SFAS 123 requires presentation of pro forma net income and earnings per share as if the Company had accounted for its employee stock options granted under the fair value method of that statement.

The weighted average fair value of the individual options granted during 2001, 2000, and 1999 is estimated as $3.16, $1.51, and $3.00, respectively, on the date of grant. The impact on net income is minimal; therefore, the pro forma disclosure requirements of SFAS 123 are not significant to the Company. The fair values were determined using a Black-Scholes option pricing model with the following assumptions:

                                  2001           2000          1999
                                  ____           ____          ____

    Dividend yield                   -           6.90%         5.20%
    Volatility                     .41            .22           .19
    Risk-free interest rate       4.44%          7.00%         7.00%
    Expected life                 8.65           6.11          6.07

Deferred Compensation

The Company has a Supplemental Executive Retirement Plan (SERP) for key executives and officers. The SERP is a "target" benefit plan, with the annual lifetime benefit based upon a percentage of average salary during the final five years of service at age 65, offset by several sources of income including benefits payable under deferred compensation agreements, if applicable, the profit sharing plan, and Social Security. SERP benefits will be paid from the Company's assets. The net expense incurred for this plan for the years ended August 31, 2001, 2000, and 1999, was $296,000, $161,000, and $150,000,
respectively, and the unfunded accrued pension liability as of August 31, 2001, 2000, and 1999, was approximately $622,000, $692,000, and $564,000, respectively.

The current year expense was partially offset by a net curtailment gain of $197,000. The gain was recorded due to forfeited benefits for employees who terminated during the fiscal year.

The Company also has a voluntary 401(k) employee savings plan to provide substantially all salaried and hourly employees of the Company an opportunity to accumulate personal funds for their retirement. These contributions may be made on a before-tax basis to the plan. The Company matches 25% of the participant's contributions up to 4% of the participant's salary.

During 1999, the Company established a nonqualified deferred compensation plan for highly compensated executives allowing deferral of a portion of their annual salary and up to 100% of bonuses before taxes. The Company does not match any deferral amounts and retains ownership of all assets until distributed. The liability under this deferred compensation plan at August 31, 2001 and 2000, was approximately $70,000 and $287,000, respectively.

Profit Sharing

The Company has a profit sharing and retirement trust plan (the Plan) covering substantially all employees who have attained the age of 21 years and have completed one year of continuous service. The Plan is administered by a corporate trustee, is a "qualified plan" under Section 401(a) of the Internal Revenue Code, and provides for the payment of the employee's vested portion of the Plan upon retirement, termination, disability, or death. The Plan has been funded by contributions of a portion of the net earnings of the Company. The Plan was amended effective August 31, 2001, to make all contributions discretionary. The Company's annual contribution to the Plan amounted to $0, $700,000, and $1,700,000, for 2001, 2000, and 1999, respectively.

8.  Related Parties

A director of the Company is also a director of an investment firm that provides investment services for the Company's profit sharing and retirement trust plan (the Plan). During the year ended August 31, 2001, the Plan paid the investment firm approximately $74,000 for its services.

The recently hired CEO and COO of the Company own a restaurant company that provides services to the Company. The services include general business consulting, basic equipment maintenance, specialized equipment fabrication, and warehousing support. The total cost of these services for the fiscal year ended August 31, 2001, was $271,000. All costs to date were incurred in the third and fourth quarters after the chief officers were hired.

The CEO and the COO loaned the Company a total of $10 million in the form of convertible subordinated notes to support the Company's future daily cash needs. The entire balance was outstanding as of August 31, 2001.

The recently hired CFO and the Senior Vice President-Administration provide financial and legal services to the restaurant company owned by the CEO and the COO of the Company; compensation for the services provided by the CFO and the Senior Vice President-Administration to the separate restaurant company are funded by that organization.

9.  Income Taxes

The tax effect of temporary differences results in deferred income tax assets and liabilities as of August 31 as follows:

                                                    2001          2000
                                                  ________      _________
                                                   (Thousands of dollars)

Deferred tax assets:
   Workers' compensation insurance                $ 4,613         $ 1,540
   Deferred compensation                            1,482             722
   Asset impairments and store closure reserves    21,108          14,074
   Other                                              318               -
                                                  _______         _______
Total deferred tax assets                          27,521          16,336
Deferred tax liabilities:
   Amortization of capitalized interest               484             641
   Depreciation and amortization                   22,023          20,477
   Other                                              502           1,646
                                                  _______         _______
     Total deferred tax liabilities                23,009          22,764
                                                  _______         _______
Net deferred tax asset (liability)                $ 4,512         $(6,428)
                                                  _______         _______

The reconciliation of the (benefit) provision for income taxes to the expected income tax (benefit) expense (computed using the statutory tax rate) is as follows:

                            2001              2000                1999
                            ____              ____                ____

                      Amount     %      Amount      %       Amount        %
                      ______    ____    _______    ____     _______     ____
                     (Thousands of dollars and as a percent of pretax income)

Normally expected
 income tax
 (benefit) expense  $(17,073)  (35.0)%   $4,697    35.0%    $15,219     35.0%

State income taxes       125      .3        163     1.2         156       .4

Jobs tax credits        (381)    (.8)      (152)   (1.1)       (155)     (.4)

Other differences        431      .9       (412)   (3.1)       (349)     (.8)
                      ______    ____    _______    ____     _______     ____

                    $(16,898)  (34.6)%   $4,296    32.0%    $14,871     34.2%
                      ______    ____    _______    ____     _______     ____

Cash payments for state and federal income taxes for 2001, 2000, and 1999 were $92,000, $8,659,000 and $13,245,000, respectively.

10.  Commitments and Contingencies

The Company has guaranteed loan balances outstanding at August 31, 2001, of $1,651,000 relating to purchases of Company stock made by officers of the Company under an officer loan program. Under the program, officers purchased shares; funding, if necessary, was obtained from an unrelated third party.

The Company is presently, and from time to time, subject to pending claims and lawsuits arising in the ordinary course of business. In the opinion of management, resolution of these pending legal proceedings will not have a material adverse effect on the Company's operations or consolidated financial position.

At August 31, 2001, surety bonds in the amount of $10,115,000 have been issued as security for the payment of insurance obligations classified as accrued expenses on the balance sheet.

11.  Common Stock

In 1991, the Board of Directors adopted a Shareholder Rights Plan and declared a dividend of one common stock purchase right for each outstanding share of common stock. The rights are not initially exercisable. The Company amended the Shareholder Rights Plan effective March 8, 2001. The rights may become exercisable under circumstances described in the plan if any person or group becomes the beneficial owner of 15% or more of the common stock or announces a tender or exchange offer, the completion of which would result in the ownership by a person or group of 15% or more of the common stock (either, an Acquiring Person). Once the rights become exercisable, each right will be exercisable to purchase, for $27.50 (the Purchase Price), one-half of one share of common stock, par value $.32 per share, of the Company. If any person becomes an Acquiring Person, each right will entitle the holder, other than the Acquiring Person, to purchase for the Purchase Price a number of shares of the Company's common stock having a market value of four times the Purchase Price.

In connection with the employment of Christopher J. Pappas, the Company's President and Chief Executive Officer, and Harris J. Pappas, the Company's Chief Operating Officer, the Shareholder Rights Plan was amended to exempt from the operation of the plan Messrs. Pappas' ownership of the Company, which was acquired prior to March 8, 2001 (and certain additional shares permitted to be acquired) and certain shares of common stock which may be acquired in connection with options issued on the date of their employment and the convertible notes subsequently purchased from the Company.

The Board of Directors periodically authorizes the purchase in the open market of shares of the Company's outstanding common stock. Under such authorizations, the Company purchased 850,300 shares of its common stock at a cost of $12,919,000 in 1999, which are being held as treasury stock.

Common stock is reserved for approximately 4,506,000 shares for issuance upon the exercise of outstanding stock options and 2,000,000 shares for issuance upon the conversion of subordinated notes.

In the second quarter of fiscal year 2001, in accordance with the nonemployee director phantom stock plan, the Company distributed 2,568 shares of treasury stock to a retiring Board member.

12.  Per Share Information

A reconciliation of the numerators and denominators of basic earnings per share and earnings per share assuming dilution is shown in the table below:

                                                  August 31,
                                          2001       2000       1999
                                          ____       ____       ____
                                 (Thousands of dollars except per share data)

Numerator:
  Net income (loss)                   $(31,881)     $ 9,125     $28,613
                                      ________      _______     _______
  Effect of dilutive securities:
    Interest on convertible
      subordinated notes                   194            -           -
                                      ________      _______     _______
Numerator for net income (loss)
  per common share - diluted          $(31,687)     $ 9,125     $28,613

Denominator for basic earnings
  per share -
  weighted average shares               22,422       22,420      22,614
Effect of dilutive securities:
  Employee stock options                    96            2          23
  Convertible subordinated notes           312            -           -
                                      ________      _______     _______
Denominator for earnings
  per share - assuming
  dilution - adjusted
  weighted average shares               22,830       22,422      22,637
                                      ________      _______     _______

Net income (loss) per share - basic   $  (1.42)     $  0.41     $  1.27
                                      ________      _______     _______
Net income (loss) per share -
  assuming dilution(a)                $  (1.42)     $  0.41     $  1.26
                                      ________      _______     _______

(a) As the Company had a net loss for the year ended August 31, 2001, earnings per share assuming dilution equals basic earnings per share as potentially dilutive securities are antidilutive in loss periods.

13.  Accrued Expenses and Other Liabilities

Accrued expenses and other liabilities at August 31 consist of:

                                               2001             2000
                                              _______          _______
                                               (Thousands of dollars)

Salaries and bonuses                          $ 6,017          $ 7,467
Rent                                              453              537
Taxes, other than income                       10,124            6,115
Profit sharing plan                                 -              702
Workers' compensation and
  general liability insurance                  16,199            7,112
Other                                           1,792            2,107
                                              _______          _______
                                              $34,585          $24,040
                                              _______          _______

14.  Quarterly Financial Information (Unaudited)

The following is a summary of quarterly unaudited financial information for 2001 and 2000:
                                         Three Months Ended
                                         __________________

                           November 30,  February 28,   May 31,    August 31,
                              2000          2001         2001        2001
                           ________      ________     ________     _________
                             (Thousands of dollars except per share data)

Sales                      $113,900      $112,219     $121,677     $119,365
Gross profit                 45,330        45,859       50,118       41,676
Net income (loss)            (2,008)       (9,424)*     (1,066)     (19,383)*
Net income (loss) per share    (.09)         (.42)*       (.05)        (.86)*

                                         Three Months Ended
                                         __________________

                           November 30,  February 29,   May 31,    August 31,
                              1999          2000         2000        2000
                           ________      ________     ________     _________
                             (Thousands of dollars except per share data)

Sales                      $123,144      $121,924     $126,281     $122,035
Gross profit                 54,219        54,417       54,071       49,741
Net income (loss)             6,171         5,617        5,835       (8,498)*
Net income (loss) per share     .28           .25          .26         (.38)*


*See Notes 2 and 4 for discussion of charges recorded during the second quarter of 2001 and the fourth quarters of 2001 and 2000.


Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

     None.
                                    PART III


Item 10. Directors and Executive Officers of the Registrant.

     There is incorporated in this Item 10 by reference that portion of the Company's definitive proxy statement for the 2002 annual meeting of shareholders appearing therein under the captions "Election of Directors," "Information Concerning Directors and Committees," and "Certain Relationships and Related Transactions." See also the information in Item 4A of Part I of this Report.


Item 11. Executive Compensation.

     There is incorporated in this Item 11 by reference that portion of the Company's definitive proxy statement for the 2002 annual meeting of shareholders appearing therein under the captions "Compensation of Directors," "Personnel and Administrative Policy Committee Report," "Executive Compensation," "Deferred Compensation," and "Certain Relationships and Related Transactions."


Item 12. Security Ownership of Certain Beneficial Owners and
         Management.

     There is incorporated in this Item 12 by reference that portion of the Company's definitive proxy statement for the 2002 annual meeting of shareholders appearing therein under the captions "Principal Shareholders" and "Management Shareholders" and "Principal Shareholders."


Item 13. Certain Relationships and Related Transactions.

     There is incorporated in this Item 13 by reference that portion of the Company's definitive proxy statement for the 2002 annual meeting of Shareholders appearing therein under the caption "Certain Relationships and Related Transactions."

                                    PART IV


Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

     (a) Documents.

     1. Financial Statements

     The following financial statements are filed as part of this Report:

     Consolidated balance sheets at August 31, 2001 and 2000

     Consolidated statements of operations for each of the three years in the period ended August 31, 2001

     Consolidated statements of shareholders' equity for each of the three years in the period ended August 31, 2001

     Consolidated statements of cash flows for each of the three years in the period ended August 31, 2001

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

  4(l) Fourth Amendment to Credit Agreement dated July 9, 2001, among Luby's, Inc., Bank of America and other creditors of its bank group (filed as Exhibit 4(l) to the Company's Quarterly Report on Form 10-Q for the quarter ended May 31, 2001, and incorporated herein by reference).

  4(m) Deed of Trust, Assignment, Security Agreement, and Financing Statement dated July 2001, executed as part of the Fourth Amended to Credit Agreement (filed as Exhibit 4(m) to the Company's Quarterly Report on Form 10-Q for the quarter ended May 31, 2001, and incorporated herein by reference).

  4(n) Subordination and Intercreditor Agreement dated June 29, 2001, between Harris J. Pappas and Christopher J. Pappas, Bank of American N.A. Agreement [as the bank group agent], and Luby's, Inc. (filed as Exhibit 4(n) to the Company's Quarterly Report on Form 10-Q for the quarter ended May 31, 2001, and incorporated herein by reference).

  4(o) Convertible Subordinated Promissory Note dated June 29, 2001, between Christopher J. Pappas and Luby's, Inc. in the amount of $1,500,000 (filed as Exhibit 4(o) to the Company's Quarterly Report on Form 10-Q for the quarter ended May 31, 2001, and incorporated herein by reference).

  4(p) Convertible Subordinated Promissory Note dated June 29, 2001, between Harris J. Pappas and Luby's, Inc. in the amount of $1,500,000 (filed as Exhibit 4(p) to the Company's Quarterly Report on Form 10-Q for the quarter ended May 31, 2001, and incorporated herein by reference).

  4(q) Convertible Subordinated Promissory Note dated June 29, 2001, between Christopher J. Pappas and Luby's, Inc. in the amount of $3,500,000 (filed as Exhibit 4(q) to the Company's Quarterly Report on Form 10-Q for the quarter ended May 31, 2001, and incorporated herein by reference).

  4(r) Convertible Subordinated Promissory Note dated June 29, 2001, between Harris J. Pappas and Luby's, Inc. in the amount of $3,500,000 (filed as Exhibit 4(r) to the Company's Quarterly Report on Form 10-Q for the quarter ended May 31, 2001, and incorporated herein by reference).

  4(s) Fifth Amendment to Credit Agreement dated December 5, 2001, among Luby's, Inc., Bank of America and other creditors of its bank group.


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

 10(h) Amended and Restated Nonemployee Director Stock Option Plan of Luby's, Inc. approved by the shareholders of Luby's, Inc. on January 14, 2000 (filed as Exhibit 10(j) to the Company's Quarterly Report on Form 10-Q for the quarter ended February 29, 2000, and incorporated herein by reference).*

 10(i) Luby's Cafeterias, Inc. Supplemental Executive Retirement Plan dated May 30, 1996 (filed as Exhibit 10(j) to the Company's Annual Report on Form 10-K for the fiscal year ended August 31, 1996, and incorporated herein by reference).*

 10(j) Amendment to Luby's Cafeterias, Inc. Supplemental Executive Retirement Plan adopted January 14, 1997 (filed as Exhibit 10(r) to the Company's Quarterly Report on Form 10-Q for the quarter ended February 28, 1997, and incorporated herein by reference).*

 10(k) Amendment to Luby's Cafeterias, Inc. Supplemental Executive Retirement Plan adopted January 9, 1998 (filed as Exhibit 10(u) to the Company's Quarterly Report on Form 10-Q for the quarter ended February 28, 1998, and incorporated herein by reference).*

 10(l) Amendment to Luby's Cafeterias, Inc. Supplemental Executive Retirement Plan adopted May 21, 1999 (filed as Exhibit 10(q) to the Company's Quarterly Report on Form 10-Q for the quarter ended May 31, 1999, and incorporated herein by reference.)*

 10(m) Severance Agreement between Luby's, Inc. and Barry J.C. Parker dated December 19, 2000 (filed as Exhibit 10(r) to the Company's Quarterly Report on Form 10-Q for the quarter ended November 30, 2000, and incorporated herein by reference.)*

 10(n) Luby's Cafeterias, Inc. Nonemployee Director Phantom Stock Plan adopted March 19, 1998 (filed as Exhibit 10(aa) to the Company's Quarterly Report on Form 10-Q for the quarter ended February 28, 1998, and incorporated herein by reference).*

 10(o) Luby's Incentive Stock Plan adopted October 16, 1998 (filed as Exhibit 10(cc) to the Company's Annual Report on Form 10-K for the fiscal year ended August 31, 1998, and incorporated herein by reference).*

 10(p) Form of Change in Control Agreement entered into between Luby's, Inc., and each of its Senior Vice Presidents as of January 8, 1999 (filed as Exhibit 10(aa) to the Company's Quarterly Report on Form 10-Q for the quarter ended February 28, 1999, and incorporated herein by reference).*

 10(q) Luby's, Inc. Deferred Compensation Plan effective June 1, 1999 (filed as Exhibit 10(cc) to the Company's Quarterly Report on Form 10-Q for the quarter ended May 31, 1999, and incorporated herein by reference).*

 10(r) Registration Rights Agreement dated March 9, 2001, by and among Luby's, Inc., Christopher J. Pappas, and Harris J. Pappas (filed as
         Exhibit 10.4 to the Company's Current Report on Form 8-K dated March 9, 2001, and incorporated herein by reference).

 10(s) Purchase Agreement dated March 9, 2001, by and among Luby's, Inc. Harris J. Pappas, and Christopher J. Pappas (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K dated March 9, 2001, and incorporated herein by reference).

 10(t) Employment Agreement dated March 9, 2001, between Luby's, Inc. and Christopher J. Pappas (filed as Exhibit 10.2 to the Company's Current Report on Form 8-K dated March 9, 2001, and incorporated herein by reference).*

 10(u) Employment Agreement dated March 9, 2001, between Luby's, Inc. and Harris J. Pappas (filed as Exhibit 10.3 to the Company's Current Report on Form 8-K dated March 9, 2001, and incorporated herein by reference).*

 10(v) Luby's, Inc. Incentive Bonus Plan for Fiscal 2001 (filed as Exhibit 10(z) to the Company's Annual Report on Form 10-K for the fiscal year ended August 31, 2000, and incorporated herein by reference).*

 10(w) Luby's, Inc. Stock Option granted to Christopher J. Pappas on March 9, 2001 (filed as Exhibit 10(w) to the Company's Quarterly Report on Form 10-Q for the quarter ended May 31, 2001 and incorporated herein by reference).*

 10(x) Luby's, Inc. Stock Option granted to Harris J. Pappas on March 9, 2001 (filed as Exhibit 10(x) to the Company's Quarterly Report on Form 10-Q for the quarter ended May 31, 2001 and incorporated herein by reference).*

 10(y) Affiliate Services Agreement dated August 31, 2001, by and among Luby's, Inc., Christopher J. Pappas, Harris J. Pappas, Pappas Restaurants, L.P., and Pappas Restaurants, Inc.

 10(Z) Ground Lease dated March 25, 1994, by and between Luby's Cafeterias, Inc. and PHCG Investments, as amended by Lease Amendment dated July 6, 1994.

 10(aa) Lease Agreement dated June 1, 2001, by and between Luby's, Inc. and Pappas Restaurants, Inc.

 10(bb) Final Severance Agreement and Release between Luby's, Inc. and Alan M. Davis dated July 20, 2001.*

 10(cc) Consultant Agreement between Luby's Restaurants Limited Partnership and Alan M. Davis dated July 20, 2001.*

 11      Statement re computation of per share earnings.

 13 Luby's, Inc. 2001 annual report to shareholders (furnished for the information of the Commission and not deemed to be "filed" except for those portions expressly incorporated by reference).

 21 Subsidiaries of Luby's, Inc. (filed as Exhibit 21 to the Company's Annual Report on Form 10-K for the fiscal year ended August 31, 2001, and incorporated herein by reference).

 99(a)   Corporate Governance Guidelines of Luby's, Inc., as amended
         July 26, 2001.

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

Date:  December 5, 2001                  LUBY'S, INC.
                                          (Registrant)


                                        By: /s/ CHRISTOPHER J. PAPPAS
                                            ____________________________
                                            Christopher J. Pappas, President
                                            and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature and Date                           Name and Title
__________________                           __________________________

/s/ROBERT T. HERRES                          Robert T. Herres, Director and
________________________________             Chairman of the Board
December 5, 2001

/s/CHRISTOPHER J. PAPPAS                     Christopher J. Pappas, Director
________________________________             and President and Chief Executive
December 5, 2001                             Officer

/s/HARRIS J. PAPPAS                          Harris J. Pappas, Director and
________________________________             Chief Operating Officer
December 5, 2001

/s/ERNEST PEKMEZARIS                         Ernest Pekmezaris, Senior Vice
________________________________             President and Chief Financial
December 5, 2001                             Officer

/s/RONALD K. CALGAARD                        Ronald K. Calgaard, Director
________________________________
December 5, 2001

/s/JUDITH B. CRAVEN                          Judith B. Craven, Director
________________________________
December 5, 2001

/s/DAVID B. DAVISS                           David B. Daviss, Director
________________________________
December 5, 2001

/s/ARTHUR R. EMERSON                         Arthur R. Emerson, Director
________________________________
December 5, 2001

/s/ROGER R. HEMMINGHAUS                      Roger R. Hemminghaus, Director
________________________________
December 5, 2001

/s/WALTER J. SALMON                          Walter J. Salmon, Director
________________________________
December 5, 2001

/s/JOANNE WINIK                              Joanne Winik, Director
________________________________
December 5, 2001

/s/JIM W. WOLIVER                            Jim W. Woliver, Director
________________________________
December 5, 2001

                                     EXHIBIT INDEX


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

  4(l) Fourth Amendment to Credit Agreement dated July 9, 2001, among Luby's, Inc., Bank of America and other creditors of its bank group (filed as Exhibit 4(l) to the Company's Quarterly Report on Form 10-Q for the quarter ended May 31, 2001, and incorporated herein by reference).

  4(m) Deed of Trust, Assignment, Security Agreement, and Financing Statement dated July 2001, executed as part of the Fourth Amended to Credit Agreement (filed as Exhibit 4(m) to the Company's Quarterly Report on Form 10-Q for the quarter ended May 31, 2001, and incorporated herein by reference).

  4(n) Subordination and Intercreditor Agreement dated June 29, 2001, between Harris J. Pappas and Christopher J. Pappas, Bank of American N.A. Agreement [as the bank group agent], and Luby's, Inc. (filed as Exhibit 4(n) to the Company's Quarterly Report on Form 10-Q for the quarter ended May 31, 2001, and incorporated herein by reference).

  4(o) Convertible Subordinated Promissory Note dated June 29, 2001, between Christopher J. Pappas and Luby's, Inc. in the amount of $1,500,000 (filed as Exhibit 4(o) to the Company's Quarterly Report on Form 10-Q for the quarter ended May 31, 2001, and incorporated herein by reference).

  4(p) Convertible Subordinated Promissory Note dated June 29, 2001, between Harris J. Pappas and Luby's, Inc. in the amount of $1,500,000 (filed as Exhibit 4(p) to the Company's Quarterly Report on Form 10-Q for the quarter ended May 31, 2001, and incorporated herein by reference).


  4(q) Convertible Subordinated Promissory Note dated June 29, 2001, between Christopher J. Pappas and Luby's, Inc. in the amount of $3,500,000 (filed as Exhibit 4(q) to the Company's Quarterly Report on Form 10-Q for the quarter ended May 31, 2001, and incorporated herein by reference).

  4(r) Convertible Subordinated Promissory Note dated June 29, 2001, between Harris J. Pappas and Luby's, Inc. in the amount of $3,500,000 (filed as Exhibit 4(r) to the Company's Quarterly Report on Form 10-Q for the quarter ended May 31, 2001, and incorporated herein by reference).


  4(s) Fifth Amendment to Credit Agreement dated December 5, 2001, among Luby's, Inc., Bank of America and other creditors of its bank group.

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

 10(h) Amended and Restated Nonemployee Director Stock Option Plan of Luby's, Inc. approved by the shareholders of Luby's, Inc. on January 14, 2000 (filed as Exhibit 10(j) to the Company's Quarterly Report on Form 10-Q for the quarter ended February 29, 2000, and incorporated herein by reference).*

 10(i) Luby's Cafeterias, Inc. Supplemental Executive Retirement Plan dated May 30, 1996 (filed as Exhibit 10(j) to the Company's Annual Report on Form 10-K for the fiscal year ended August 31, 1996, and incorporated herein by reference).*

 10(j) Amendment to Luby's Cafeterias, Inc. Supplemental Executive Retirement Plan adopted January 14, 1997 (filed as Exhibit 10(r) to the Company's Quarterly Report on Form 10-Q for the quarter ended February 28, 1997, and incorporated herein by reference).*

 10(k) Amendment to Luby's Cafeterias, Inc. Supplemental Executive Retirement Plan adopted January 9, 1998 (filed as Exhibit 10(u) to the Company's Quarterly Report on Form 10-Q for the quarter ended February 28, 1998, and incorporated herein by reference).*

 10(l) Amendment to Luby's Cafeterias, Inc. Supplemental Executive Retirement Plan adopted May 21, 1999 (filed as Exhibit 10(q) to the Company's Quarterly Report on Form 10-Q for the quarter ended May 31, 1999, and incorporated herein by reference.)*

 10(m) Severance Agreement between Luby's, Inc. and Barry J.C. Parker dated December 19, 2000 (filed as Exhibit 10(r) to the Company's Quarterly Report on Form 10-Q for the quarter ended November 30, 2000, and incorporated herein by reference.)*

 10(n) Luby's Cafeterias, Inc. Nonemployee Director Phantom Stock Plan adopted March 19, 1998 (filed as Exhibit 10(aa) to the Company's Quarterly Report on Form 10-Q for the quarter ended February 28, 1998, and incorporated herein by reference).*

 10(o) Luby's Incentive Stock Plan adopted October 16, 1998 (filed as Exhibit 10(cc) to the Company's Annual Report on Form 10-K for the fiscal year ended August 31, 1998, and incorporated herein by reference).*

 10(p) Form of Change in Control Agreement entered into between Luby's, Inc., and each of its Senior Vice Presidents as of January 8, 1999 (filed as Exhibit 10(aa) to the Company's Quarterly Report on Form 10-Q for the quarter ended February 28, 1999, and incorporated herein by reference).*

 10(q) Luby's, Inc. Deferred Compensation Plan effective June 1, 1999 (filed as Exhibit 10(cc) to the Company's Quarterly Report on Form 10-Q for the quarter ended May 31, 1999, and incorporated herein by reference).*

 10(r) Registration Rights Agreement dated March 9, 2001, by and among Luby's, Inc., Christopher J. Pappas, and Harris J. Pappas (filed as
         Exhibit 10.4 to the Company's Current Report on Form 8-K dated March 9, 2001, and incorporated herein by reference).

 10(s) Purchase Agreement dated March 9, 2001, by and among Luby's, Inc. Harris J. Pappas, and Christopher J. Pappas (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K dated March 9, 2001, and incorporated herein by reference).

 10(t) Employment Agreement dated March 9, 2001, between Luby's, Inc. and Christopher J. Pappas (filed as Exhibit 10.2 to the Company's Current Report on Form 8-K dated March 9, 2001, and incorporated herein by reference).*

 10(u) Employment Agreement dated March 9, 2001, between Luby's, Inc. and Harris J. Pappas (filed as Exhibit 10.3 to the Company's Current Report on Form 8-K dated March 9, 2001, and incorporated herein by reference).*

 10(v) Luby's, Inc. Incentive Bonus Plan for Fiscal 2001 (filed as Exhibit 10(z) to the Company's Annual Report on Form 10-K for the fiscal year ended August 31, 2000, and incorporated herein by reference).*

 10(w) Luby's, Inc. Stock Option granted to Christopher J. Pappas on March 9, 2001 (filed as Exhibit 10(w) to the Company's Quarterly Report on Form 10-Q for the quarter ended May 31, 2001 and incorporated herein by reference).*

 10(x) Luby's, Inc. Stock Option granted to Harris J. Pappas on March 9, 2001 (filed as Exhibit 10(x) to the Company's Quarterly Report on Form 10-Q for the quarter ended May 31, 2001 and incorporated herein by reference).*

 10(y) Affiliate Services Agreement dated August 31, 2001, by and among Luby's, Inc., Christopher J. Pappas, Harris J. Pappas, Pappas Restaurants, L.P., and Pappas Restaurants, Inc.

 10(Z) Ground Lease dated March 25, 1994, by and between Luby's Cafeterias, Inc. and PHCG Investments, as amended by Lease Amendment dated July 6, 1994.

 10(aa) Lease Agreement dated June 1, 2001, by and between Luby's, Inc. and Pappas Restaurants, Inc.

 10(bb) Final Severance Agreement and Release between Luby's, Inc. and Alan M. Davis dated July 20, 2001.*

 10(cc) Consultant Agreement between Luby's Restaurants Limited Partnership and Alan M. Davis dated July 20, 2001.*

 11      Statement re computation of per share earnings.

 13 Luby's, Inc. 2001 annual report to shareholders (furnished for the information of the Commission and not deemed to be "filed" except for those portions expressly incorporated by reference).

 21 Subsidiaries of Luby's, Inc. (filed as Exhibit 21 to the Company's Annual Report on Form 10-K for the fiscal year ended August 31, 2001, and incorporated herein by reference).

 99(a)   Corporate Governance Guidelines of Luby's, Inc., as amended July 26,
         2001.

 99(b)   Consent of Ernst & Young LLP.

*Denotes management contract or compensatory plan or arrangement.

(b)      Reports on Form 8-K.

No reports on Form 8-K have been filed during the last quarter of the period covered by this Report.