Form 10-Q
period 2001-02-21
LUBYS INC
filed 2002-01-03
CIK 16099

FORM 10-Q

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

(Mark One)

[x]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 21, 2001

OR

[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________________ to _______________________

Commission file number:  1-8308

                                     LUBY'S, INC.
_______________________________________________________________________________
             (Exact name of registrant as specified in its charter)

             Delaware                                           74-1335253
_________________________________                           _________________
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                              Identification No.)

                      2211 Northeast Loop 410, P. O. Box 33069
                               San Antonio, Texas                   78265-3069
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

              Common Stock:  22,422,943 shares outstanding as of December 27,
                             2001, (exclusive of 4,980,124 treasury shares)

                         Part I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                                 LUBY'S, INC.
                 CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)
                        (In thousands except per share data)

                                                         Quarters Ended
                                                   November 21,   November 30,
                                                      2001           2000
                                                   ___________    ___________
                                                    (82 days)      (91 days)

Sales                                               $ 95,195       $113,900

Costs and expenses:
  Cost of food                                        24,650         29,360
  Payroll and related costs                           34,593         39,210
  Occupancy and other operating expenses              36,384         39,712
  General and administrative expenses                  5,348          6,194
  Provision for asset impairments and store closings     130            755
                                                    ________       ________
                                                     101,105        115,231
                                                    ________       ________
     Income (loss) from operations                    (5,910)        (1,331)

Interest expense                                      (2,570)        (2,257)
Other income, net                                        448            499
                                                    ________       ________
     Income (loss) before income taxes                (8,032)        (3,089)

Provision (benefit) for income taxes                  (2,687)        (1,081)
                                                    ________       ________
     Net income (loss)                              $ (5,345)      $ (2,008)
                                                    ________       ________
Net income (loss) per share - basic and
  assuming dilution                                $   (0.24)     $   (0.09)
                                                   _________      _________
Average number of shares outstanding                  22,423         22,420
                                                   _________      _________
See accompanying notes.


                                LUBY'S, INC.
                  CONDENSED CONSOLIDATED BALANCE SHEETS
                               (In thousands)

                                                   November 21,   August 31,
                                                      2001          2001
ASSETS                                             (unaudited)
                                                   ___________    __________
Current assets:
  Cash and cash equivalents                          $  3,046      $  4,099
  Short-term investments                               22,968        19,984
  Trade accounts and other receivables                    287           358
  Food and supply inventories                           3,134         2,701
  Prepaid expenses                                      2,542         2,765
  Income tax receivable                                 7,072         4,468
  Deferred income taxes                                 4,834         4,931
                                                     ________      _________
    Total current assets                               43,883        39,306

Property held for sale                                  1,759         3,047
Investments and other assets                           12,766         5,929
Property, plant, and equipment - at cost, net         296,381       305,180
                                                     ________      ________
Total assets                                         $354,789      $353,462
                                                     ________      ________
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                   $ 21,805      $ 13,696
  Accrued expenses and other liabilities               33,483        34,585
                                                     ________      ________
    Total current liabilities                          55,288        48,281

Long-term debt                                        126,746       127,401
Deferred income taxes and other credits                 2,130         2,271
Reserve for store closings                              4,441         4,506
                                                     ________      ________
Total liabilities                                     188,605       182,459
                                                     ________      ________
Shareholders' equity:
  Common stock                                          8,769         8,769
  Paid-in capital                                      34,247        33,882
  Retained earnings                                   229,370       234,715
  Accumulated other comprehensive income (loss)          (431)         (592)
  Less cost of treasury stock                        (105,771)     (105,771)
                                                     ________      ________
    Total shareholders' equity                        166,184       171,003
                                                     ________      ________
Total liabilities and shareholders' equity           $354,789      $353,462
                                                     ________      ________
See accompanying notes.


                              LUBY'S, INC.
       CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
                             (In thousands)
                                                         Quarters Ended
                                                   November 21,   November 30,
                                                      2001           2000
                                                   ___________    ___________
                                                    (82 days)     (91 days)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                  $(5,345)      $(2,008)
  Adjustments to reconcile net income (loss) to net
    cash provided by operating activities:
      Depreciation and amortization                    4,942         5,722
      Amortization of deferred loss on interest
        rate swaps                                       248             -
      Amortization of discount on convertible
        subordinated notes                               111             -
      Provision for asset impairments and
        store closings                                   130           755
      Gain on disposal of property held for sale         (70)         (329)
      Loss on disposal of property, plant,
        and equipment                                     46            39
      Noncash directors' fees                             68            26
      Noncash compensation expense                       297             -
                                                     _______       _______
        Cash provided by operating activities
          before changes in operating assets
          and liabilities                                427         4,205
     Changes in operating assets and liabilities:
        (Increase) decrease in trade accounts and
          other receivables                               71           (18)
        (Increase) decrease in food and supply
          inventories                                   (433)         (282)
        (Increase) decrease in income tax receivable  (2,604)         (635)
        (Increase) decrease in prepaid expenses          223         2,465
        (Increase) decrease in inventory and
          other assets                                   604            14
        Increase (decrease) in accounts payable        8,109        (2,170)
        Increase (decrease) in accrued expenses
          and other liabilities                       (1,102)        3,272
        Increase (decrease) in deferred income
          taxes and other credits                       (131)         (549)
        Increase (decrease) in reserve for
          store closings                                (195)       (1,012)
                                                     _______       _______
        Net cash provided by (used in)
          operating activities                       $ 4,969       $ 5,290
                                                     _______       _______
CASH FLOWS FROM INVESTING ACTIVITIES:
  (Increase) decrease in short-term investments      $(2,984)      $     -
  Proceeds from disposal of property held for sale       790         1,832
  Purchases of property, plant, and equipment, net    (3,062)       (7,508)
                                                     _______       _______
        Net cash provided by (used in) investing
          activities                                  (5,256)       (5,676)
                                                     _______       _______
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from (payments on) long-term borrowings      (766)            -
  Proceeds from (payments on) borrowings against
    cash surrender value of officers' life insurance       -         3,623
  Dividends paid                                           -        (2,242)
                                                     _______       _______
        Net cash provided by (used in) financing
          activities                                    (766)        1,381
                                                     _______       _______

Net increase (decrease) in cash and cash equivalents  (1,053)          995
Cash and cash equivalents at beginning of period       4,099           679
                                                     _______       _______

Cash and cash equivalents at end of period           $ 3,046       $ 1,674
                                                     _______       _______
See accompanying notes.





                                           LUBY'S, INC.
                       CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY (unaudited)
                                          (In thousands)


                                                                              Accumu-
                                                                              lated
                                                                              Other
                                                                              Compre- Total
                             Common Stock                                     hensive Share-
                         Issued         Treasury          Paid-In   Retained  Income  holders'
                     Shares   Amount  Shares  Amount      Capital   Earnings  (loss)  Equity
_____________________________________________________________________________________________

Balance at
 August 31, 2001     27,403  $8,769  (4,980)  $(105,771)  $33,882  $234,715  $(592)  $171,003
Other comprehensive
 income (loss),
 net of taxes:
    Reclassification
     adjustment for
     loss recognized
     on termination
     of interest rate
     swaps, net of
     taxes of $87         -       -       -           -         -         -    161        161

Net income (loss)
 for the quarter          -       -       -           -         -    (5,345)    -      (5,345)

Common stock issued
 under benefit plans,
 net of shares tendered
 in partial payment
 and including tax
 benefits                 -       -       -           -        68         -     -          68
Noncash stock compen-
 sation expense           -       -       -           -       297         -     -         297
                     ________________________________________________________________________

Balance at
 November 21, 2001   27,403  $8,769  (4,980)  $(105,771)  $34,247  $229,370 $(431)   $166,184
                     ________________________________________________________________________

See accompanying notes.



                                    LUBY'S, INC.
                      NOTES TO FINANCIAL STATEMENTS (unaudited)
                                November 21, 2001

Note 1:  Basis of Presentation

The accompanying unaudited financial statements are presented in accordance with the requirements of Form 10-Q and, consequently, do not include all of the disclosures normally required by accounting principles generally accepted in the United States. All adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim periods have been made. All such adjustments are of a normal recurring nature. The results for the interim periods are not necessarily indicative of the results to be expected for the full year.

These financial statements should be read in conjunction with the consolidated financial statements and footnotes included in Luby's annual report on Form 10-K for the year ended August 31, 2001. The accounting policies used in preparing these consolidated financial statements are the same as those described in Luby's annual report on Form 10-K.

Note 2:  Accounting-Period Change

Beginning with the 2002 fiscal year, the Company changed its accounting intervals from 12 calendar months to 13 four-week periods. To properly accommodate this change, the first period began September 1, 2001, and covered 26 days; subsequent periods cover 28 days. The first, second, third, and fourth quarters of fiscal year 2002 include 82, 84, 84, and 112 days, respectively. Fiscal year 2002 will therefore be 362 days in length compared to 365 days in fiscal year 2001. Fiscal year 2003 and most years going forward will be 364 days in length.

Note 3:  Derivative Financial Instruments

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

In accordance with SFAS 133, the loss of $1,092,000 is being recognized as interest expense over the original term of the Swaps (through June 30, 2002). At November 21, 2001, $431,000, net of taxes of $232,000, remains in accumulated other comprehensive loss.

Note 4:  Comprehensive Income (Loss)

The Company's comprehensive income (loss) is comprised of net income (loss) and adjustments to derivative financial instruments. The components of comprehensive income (loss) are as follows:

                                                           Quarters Ended
                                                   November 21,    November 30,
                                                      2001            2000
                                                   ___________     ___________
                                                    (82 days)        (91 days)
                                                          (In thousands)

Net income (loss)                                    $(5,345)        $(2,008)
Other comprehensive income, net of taxes:
    Cumulative effect of a change in accounting
      for derivative financial instruments upon
      adoption of SFAS 133, net of taxes of $61            -             114
    Net derivative income (loss), net of taxes of $108     -            (201)
    Reclassification adjustment for gains
      included in net income (loss), net of taxes of $10   -             (20)
    Reclassification adjustment for loss recognized on
      termination of interest rate swaps,
      net of taxes of $87                                161               -
                                                     _______         _______
Comprehensive income (loss)                          $(5,184)        $(2,115)
                                                     _______         _______

Note 5:  Debt

At August 31, 2001, the Company had a credit facility balance of $122 million with a syndicate of four banks. Subsequent to fiscal year-end 2001, the terrorist attacks of September 11 and increased recessionary trends resulted in the Company's inability to meet its first quarterly EBITDA covenant for fiscal year 2002. Accordingly, the Company obtained a waiver and amendment to its credit agreement dated December 5, 2001, which waives its noncompliance with first-quarter EBITDA levels, resets remaining fiscal 2002 quarterly EBITDA targets, and limits capital expenditures for the year to $15 million. The Company expects to be in compliance with its revised covenants for the remainder of fiscal year 2002.

During the first quarter of fiscal 2002, two payments were made which reduced the balance of the credit facility to $121.2 million. These payments were made in compliance with the amended credit agreement, which requires that the Company pay the facility down in amounts equal to all proceeds received from the sale of real and personal property. The payments were a result of two land sales that occurred during the quarter totaling $766,000.

On March 9, 2001, the Company's newly appointed CEO and COO, Christopher J. Pappas and Harris J. Pappas, respectively, made commitments to loan the Company a total of $10 million in exchange for convertible subordinated notes that were funded in the fourth quarter of fiscal 2001. The notes bear interest at LIBOR plus 2%, payable quarterly, and have a stated redemption date of March 1, 2011. Interest through September 1, 2003, may be paid in a combination of cash, common stock, or both at the Company's election, subject to certain restrictions on the amount of stock issued. Notwithstanding any accrued interest that may also be converted to options, the notes are convertible into the Company's common stock at $5.00 per share, or 2,000,000 shares, at the option of the holders at any time after January 2, 2003, and prior to the stated redemption date.

The conversion price on the notes was less than the market value of the Company's common stock (as determined by the closing price on the New York Stock Exchange on the date of issue). The intrinsic value of this beneficial conversion feature of $4,680,000 was recorded as a component of paid-in capital and a discount on the notes. The discount is being amortized to interest expense through the redemption date. The Company has amortized $111,000 of this discount during the quarter ended November 21, 2001. The carrying value of the notes at November 21, 2001, net of the unamortized discount, was approximately $5,512,000.

Note 6:  Impairment of Long-Lived Assets and Store Closings

During the current quarter, the Company recorded a pretax charge to operating costs of $130,000 related to employee termination costs for 11 of 17 restaurants that met the Company's criteria for closure last fiscal year. During the first fiscal quarter of 2002, the employees of those 11 units received notification and each unit was subsequently closed.

In accordance with Company guidelines, management periodically reviews the financial performance of each store for indicators of impairment or indicators that closure would be appropriate. Where indicators are present, such as three full fiscal years of negative cash flows or other unfavorable market conditions, the carrying values of assets are written down to the estimated future discounted cash flows or fully written off in the case of negative cash flows anticipated in the future. Estimated future cash flows are based upon regression analyses generated from similar restaurants, discounted at the Company's weighted average cost of capital.

During fiscal 2001, the Company recorded a pretax charge of $30.4 million as a result of its reviews for impairments in accordance with SFAS 121 and assessments of closure costs. The principal components of the fiscal 2001 charge were as follows:

  - $11.6 million for the closing of 15 underperforming restaurants; nine were closed by the first quarter of fiscal year 2002. (As explained below, two other restaurants were closed that will be remodeled and reopened as new concepts.) This charge included the cost to write down the properties and equipment to net realizable value and estimated costs for the settlement of lease obligations, legal and professional fees, and other exit costs. Employee severance costs were not accrued as of August 31, 2001, but were paid out and expensed in the first quarter of fiscal 2002.

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

The comparative quarterly results of operations for the 15 restaurants designated for closure at August 31, 2001, were as follows:

                                                           Quarters Ended
                                                   November 21,    November 30,
                                                      2001            2000
                                                   ___________     ___________
                                                    (82 days)        (91 days)
                                                          (In thousands)

    Sales                                             $2,848          $4,851
    Operating loss                                    (1,317)           (950)

At November 21, 2001, the Company had a reserve for store closings of $4.4 million. Excluding lease termination settlements, it is anticipated that all material cash outlays required for the store closings planned as of August 31, 2001, will be made prior to August 31, 2002. The following is a summary for the quarter of the types and amounts recognized as accrued expenses together with cash payments under the fiscal year 2001 plan:

                                           Reserve Balance
                        ______________________________________________________
                          Lease        Legal and                 Other
                        Settlement   Professional   Workforce     Exit   Total
                          Costs          Fees       Severance    Costs  Reserve
                        _______________________________________________________
                                           (In thousands)
As of August 31, 2001    $4,206          $  -         $  -       $300   $4,506
Additions (reductions)        -             -          130          -      130
Cash payments               (56)            -         (130)        (9)    (195)
                         ______          ____         ____       ____   ______

As of November 21, 2001  $4,150          $  -         $  -       $291   $4,441
                         ______          ____         ____       ____   ______

All material cash outlays associated with prior closure plans were completed by August 31, 2001.

Note 7:  Related Parties

A director of the Company is also a director of an investment firm that provides investment services for the Company's profit sharing and retirement trust plan (the Plan). During the quarter ended November 21, 2001, the Plan paid the investment firm approximately $15,000.

The recently hired CEO and COO of the Company own a restaurant company that provides services to the Company. The services include general business consulting, basic equipment maintenance, specialized equipment fabrication, warehousing support, and a ground lease. The total cost of these services for the quarter ended November 21, 2001, was $367,700.

The CEO and COO loaned the Company a total of $10 million in the form of convertible subordinated notes to support the Company's future operating cash needs. The entire balance was outstanding as of November 21, 2001.

The recently hired CFO and the Senior Vice President-Administration provide financial and legal services to the restaurant company owned by the CEO and COO of the Company; compensation for the services provided by the CFO and the Senior Vice President-Administration to the separate restaurant company are funded by that organization.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Management's discussion and analysis of financial condition and results of operations should be read in conjunction with the consolidated financial statements and footnotes for the quarter ended November 21, 2001, and the audited financial statements filed on Form 10-K for the fiscal year ended August 31, 2001.

Results of Operations

Quarter ended November 21, 2001, compared to the quarter ended November 30,
2000

Sales decreased $18,705,000, or 16.4%, in the first quarter of fiscal 2002 compared to the first quarter of fiscal 2001. Nine fewer days in the current quarter accounted for approximately $12 million of the total sales decline. Revenues were also lower due to the closure of 30 stores since September 2000. Excluding the effect of fewer days and stores this quarter, same-store sales declined $2.6 million, or 2.7%, which was primarily pressured by recent recessionary trends.

Cost of food decreased $4,710,000, or 16.0%, due primarily to the decline in sales. As a percentage of sales, food costs were slightly higher due to the emphasis on increased food quality. Payroll and related costs decreased $4,617,000, or 11.8%, due primarily to store closures and nine fewer days in the quarter. Wages as a percentage of sales increased; the Company was unable to quickly lower labor cost in response to the decrease in sales. Management initiatives to better and more promptly optimize labor are currently in development. Occupancy and other operating expenses decreased $3,328,000, or 8.4%, due primarily to store closures, but increased as a percentage of sales due to higher utility rates and higher expenditures related to improving the general condition of the restaurants.

General and administrative expenses decreased $846,000, or 13.7%, due primarily to lower officer salaries and decreased legal and professional fees.

The provision for asset impairments and store closings decreased $625,000, or 82.8%, primarily due to a write-down in the first quarter of fiscal year 2001. The property that was subsequently sold had been operated under L&W Seafood, Inc., a joint venture with Waterstreet that was terminated in 1999. The lower expense in the first quarter of fiscal year 2002 relates to employee termination costs for 11 of 17 restaurants that met the Company's criteria for closure in the previous fiscal year.

Interest expense increased $313,000, or 13.9%, due primarily to noncash interest amortization and higher levels of debt, offset by lower interest rates and nine fewer days of interest expense in the quarter.

Other income decreased $51,000, or 10.2%, due to lower gains on the sale of properties compared to the same quarter of the prior fiscal year.

The income tax benefit increased $1,606,000, or 148.5%, due primarily to a greater loss incurred in the current quarter in comparison with the same quarter of the prior fiscal year. This benefit was partially offset by a lower effective tax rate of 33.5% in the current year compared to 35% in the prior year primarily due to permanent differences in non-deductible interest expense.

Liquidity and Capital Resources

Cash and cash equivalents decreased by $1,053,000 from the end of the preceding fiscal year to November 21, 2001. Capital expenditures for the first quarter ended November 21, 2001, were $3,062,000. All capital expenditures for fiscal 2002 are being funded from cash flows from operations and cash equivalents. As of the quarter-end, the Company owned seven properties held for sale, including five undeveloped land sites. The Company also has 18 properties held for future use.

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

The Company typically carries current liabilities in excess of current assets because a substantial portion of cash generated from operating activities is reinvested in capital expenditures. At November 21, 2001, the Company had a working capital deficit of $11,405,000, in comparison to a working capital deficit of $8,975,000 at August 31, 2001. The higher deficit was primarily attributable to an increase in accounts payable of $8,109,000, due to changes in the timing of operational cutoffs and Thanksgiving holiday purchases under the Company's new 13-period fiscal year. Partially offsetting the rise in accounts payable was the improvement in cash and cash equivalents and short-term investments provided by operating activities to a combined total of $26,014,000 at the end of the first quarter of fiscal year 2002, from $24,083,000 at the end of the previous fiscal year.

As of September 1, 2001, the Company had a balance of $122 million outstanding under its credit facility. Due to the events of September 11 and the resulting impact on the economy, the Company was unable to meet its first quarter fiscal 2002 EBITDA covenant requirement for its credit facility. Accordingly, the Company obtained a waiver and amendment to its credit facility dated
December 5, 2001, which waives its noncompliance with EBITDA levels, resets remaining fiscal 2002 quarterly EBITDA targets, and limits capital expenditures to $15 million. During the quarter, two payments totaling $766,000 were made to the credit facility, which brought the balance to $121.2 million as of November 21, 2001. There is no ability to borrow additional funds under the credit facility.

In prior fiscal years, the Company had Interest Rate Protection Agreements (Swaps) that effectively fixed the interest rate on a portion of its floating-rate debt under its line of credit. The Company terminated its Swaps effective July 2, 2001, due to declining interest rates. The Company currently has a total of $131.2 million in variable-rate debt: $121.2 million under its credit facility at prime plus an applicable margin as required by the amended credit facility and $10 million in subordinated convertible notes loaned to the Company by its CEO and COO at LIBOR plus 2%. See Financial Statement Notes 3 and 5 for further discussion.

Trends and Uncertainties

The events of September 11 increased concerns over national security, fueled the development of recessionary trends, and cast uncertainty on the general economic outlook of the country. The long-term impact of these trends and uncertainties on the Company is difficult to predict and will ultimately depend on their severity, duration, and resulting effect on consumer spending.

SFAS 121 requires the Company to review long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company considers a history of operating losses or negative cash flows and unfavorable changes in market conditions to be its main indicators of potential impairment. Assets are generally evaluated for impairment at the restaurant level. If a restaurant does not meet its financial investment objectives or continues to incur negative cash flows or operating losses, an impairment or restaurant closing charge may be recognized in future periods.

The U.S. Congress is currently considering an increase in the federal minimum wage as part of an economic stimulus package. The restaurant industry is intensely competitive, and the Company may not be able to transfer all of the resulting increases in operating costs to its customers in the form of price increases.

Reserve for Store Closings

No additional restaurants were impaired during the first quarter of fiscal 2002. Of the 17 restaurants designated for closure as of August 31, 2001, 11 were closed in the first quarter of fiscal 2002. At August 31, 2001, the balance in the reserve for store closings was $4.5 million. During the quarter, the Company paid $56,000 in lease settlement costs and $9,000 in other exit costs. The Company also charged to the reserve, and subsequently paid before the end of the quarter, $130,000 in employee termination costs. After the changes in the reserve noted here, the balance decreased to $4.4 million as of November 21, 2001. See Note 6 for further discussion.

Forward-Looking Statements

The Company wishes to caution readers that various factors could cause the actual results of the Company to differ materially from those indicated by forward-looking statements made from time to time in news releases, reports, proxy statements, registration statements, and other written communications (including the preceding sections of this Management's Discussion and Analysis), as well as oral statements made from time to time by representatives of the Company. Except for historical information, matters discussed in such oral and written communications are forward-looking statements that involve risks and uncertainties, including but not limited to general business conditions, the impact of competition, the success of operating initiatives, changes in the cost and supply of food and labor, the seasonality of the Company's business, taxes, inflation, governmental regulations, and the availability of credit, as well as other risks and uncertainties disclosed in periodic reports on Form 10-K and Form 10-Q.

                          Part II - OTHER INFORMATION

Item 4.  Exhibits and Reports on Form 8-K

     A.  Exhibits

  3(a) - Certificate of Incorporation of Luby's, Inc., as currently in effect
         (filed as Exhibit 3(b) to the Company's Quarterly Report on Form 10-Q for the quarter ended May 31, 1999, and incorporated herein by reference).

  3(b) - Bylaws of Luby's, Inc. as currently in effect (filed as Exhibit 3(c) to the Company's Quarterly Report on Form 10-Q for the quarter ended February 28, 1998, and incorporated herein by reference).

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

  4(e) - Amendment No. 4 dated March 8, 2001, to Rights Agreement dated
         April 16, 1991 (filed as Exhibit 99.1 to the Company's Report on Form 8-A12B/A on March 22, 2001, and incorporated herein by reference).

  4(f) - Credit Agreement dated February 27, 1996, among Luby's Cafeterias,
         Inc., Certain Lenders, and NationsBank of Texas, N.A. (filed as
         Exhibit 4(e) to the Company's Quarterly Report on Form 10-Q for the quarter ended February 29, 1996, and incorporated herein by reference).

  4(g) - First Amendment to Credit Agreement dated January 24, 1997, among
         Luby's Cafeterias, Inc., Certain Lenders, and NationsBank of Texas, N.A. (filed as Exhibit 4(f) to the Company's Quarterly Report on Form 10-Q for the quarter ended February 28, 1997, and incorporated herein by reference).

  4(h) - ISDA Master Agreement dated June 17, 1997, between Luby's Cafeterias,
         Inc. and NationsBank, N.A., with Schedule and Confirmation dated
         July 7, 1997 (filed as Exhibit 4(g) to the Company's Annual Report on Form 10-K for the fiscal year ended August 31, 1997, and incorporated herein by reference).

  4(i) - ISDA Master Agreement dated July 2, 1997, between Luby's Cafeterias,
         Inc. and Texas Commerce Bank National Association, with Schedule and Confirmation dated July 2, 1997 (filed as Exhibit 4(h) to the Company's Annual Report on Form 10-K for the fiscal year ended August 31, 1997, and incorporated herein by reference).

  4(j) - Second Amendment to Credit Agreement dated July 3, 1997, among Luby's
         Cafeterias, Inc., Certain Lenders, and NationsBank of Texas, N.A. (filed as Exhibit 4(i) to the Company's Annual Report on Form 10-K for the fiscal year ended August 31, 1997, and incorporated herein by reference).

  4(k) - Third Amendment to Credit Agreement dated October 27, 2000, among
         Luby's, Inc., Certain Lenders, and Bank of America, N.A. (filed as
         Exhibit 4(j) to the Company's Annual Report on Form 10-K for the fiscal year ended August 31, 2000, and incorporated herein by reference).

  4(l) - Fourth Amendment to Credit Agreement dated July 9, 2001, among Luby's,
         Inc., Bank of America, N.A., and other creditors of its bank group (filed as Exhibit 4(l) to the Company's Quarterly Report on Form 10-Q for the quarter ended May 31, 2001, and incorporated herein by reference).

  4(m) - Deed of Trust, Assignment, Security Agreement, and Financing Statement dated July 2001, executed as part of the Fourth Amendment to Credit Agreement (filed as Exhibit 4(m) to the Company's Quarterly Report on Form 10-Q for the quarter ended May 31, 2001, and incorporated herein by reference).

  4(n) - Subordination and Intercreditor Agreement dated June 29, 2001, between
         Harris J. Pappas and Christopher J. Pappas, Bank of America, N.A. Agreement [as the bank group agent], and Luby's, Inc. (filed as Exhibit 4(n) to the Company's Quarterly Report on Form 10-Q for the quarter ended May 31, 2001, and incorporated herein by reference).

  4(o) - Convertible Subordinated Promissory Note dated June 29, 2001, between
         Christopher J. Pappas and Luby's, Inc. in the amount of $1,500,000 (filed as Exhibit 4(o) to the Company's Quarterly Report on Form 10-Q for the quarter ended May 31, 2001, and incorporated herein by reference).

  4(p) - Convertible Subordinated Promissory Note dated June 29, 2001, between
         Harris J. Pappas and Luby's, Inc. in the amount of $1,500,000 (filed as Exhibit 4(p) to the Company's Quarterly Report on Form 10-Q for the quarter ended May 31, 2001, and incorporated herein by reference).

  4(q) - Convertible Subordinated Promissory Note dated June 29, 2001, between
         Christopher J. Pappas and Luby's, Inc. in the amount of $3,500,000 (filed as Exhibit 4(q) to the Company's Quarterly Report on Form 10-Q for the quarter ended May 31, 2001, and incorporated herein by reference).

  4(r) - Convertible Subordinated Promissory Note dated June 29, 2001, between
         Harris J. Pappas and Luby's, Inc. in the amount of $3,500,000 (filed as Exhibit 4(r) to the Company's Quarterly Report on Form 10-Q for the quarter ended May 31, 2001, and incorporated herein by reference).

  4(s) - Fifth Amendment to Credit Agreement dated December 5, 2001, among
         Luby's, Inc., Bank of America, and other creditors of its bank group (filed as Exhibit 4(s) to the Company's Annual Report on Form 10-K for the fiscal year ended August 31, 2001, and incorporated herein by reference).

 10(a) - Form of Deferred Compensation Agreement entered into between Luby's
         Cafeterias, Inc. and various officers (filed as Exhibit 10(b) to the Company's Annual Report on Form 10-K for the fiscal year ended August 31, 1981, and incorporated herein by reference).*

 10(b) - Form of Amendment to Deferred Compensation Agreement between Luby's
         Cafeterias, Inc. and various officers and former officers adopted January 14, 1997 (filed as Exhibit 10(b) to the Company's Quarterly Report on Form 10-Q for the quarter ended February 28, 1997, and incorporated herein by reference).*

 10(c) - Management Incentive Stock Plan of Luby's Cafeterias, Inc. (filed as
         Exhibit 10(i) to the Company's Annual Report on Form 10-K for the fiscal year ended August 31, 1989, and incorporated herein by reference).*

 10(d) - Amendment to Management Incentive Stock Plan of Luby's Cafeterias,
         Inc. adopted January 14, 1997 (filed as Exhibit 10(k) to the Company's Quarterly Report on Form 10-Q for the quarter ended February 28, 1997, and incorporated herein by reference).*

 10(e) - Nonemployee Director Deferred Compensation Plan of Luby's Cafeterias,
         Inc. adopted October 27, 1994 (filed as Exhibit 10(g) to the Company's Quarterly Report on Form 10-Q for the quarter ended November 30, 1994, and incorporated herein by reference).*

 10(f) - Amendment to Nonemployee Director Deferred Compensation Plan of Luby's
         Cafeterias, Inc. adopted January 14, 1997 (filed as Exhibit 10(m) to the Company's Quarterly Report on Form 10-Q for the quarter ended February 28, 1997, and incorporated herein by reference).*

 10(g) - Amendment to Nonemployee Director Deferred Compensation Plan of Luby's
         Cafeterias, Inc. adopted March 19, 1998 (filed as Exhibit 10(o) to the Company's Quarterly Report on Form 10-Q for the quarter ended
         February 28, 1998, and incorporated herein by reference).*

 10(h) - Amended and Restated Nonemployee Director Stock Option Plan of Luby's,
         Inc. approved by the shareholders of Luby's, Inc. on January 14, 2000 (filed as Exhibit 10(j) to the Company's Quarterly Report on Form 10-Q for the quarter ended February 29, 2000, and incorporated herein by reference).*

 10(i) - Luby's Cafeterias, Inc. Supplemental Executive Retirement Plan dated
         May 30, 1996 (filed as Exhibit 10(j) to the Company's Annual Report on Form 10-K for the fiscal year ended August 31, 1996, and incorporated herein by reference).*

 10(j) - Amendment to Luby's Cafeterias, Inc. Supplemental Executive Retirement
         Plan adopted January 14, 1997 (filed as Exhibit 10(r) to the Company's Quarterly Report on Form 10-Q for the quarter ended February 28, 1997, and incorporated herein by reference).*

 10(k) - Amendment to Luby's Cafeterias, Inc. Supplemental Executive Retirement
         Plan adopted January 9, 1998 (filed as Exhibit 10(u) to the Company's Quarterly Report on Form 10-Q for the quarter ended February 28, 1998, and incorporated herein by reference).*

 10(l) - Amendment to Luby's Cafeterias, Inc. Supplemental Executive Retirement
         Plan adopted May 21, 1999 (filed as Exhibit 10(q) to the Company's Quarterly Report on Form 10-Q for the quarter ended May 31, 1999, and incorporated herein by reference.)*

 10(m) - Severance Agreement between Luby's, Inc. and Barry J.C. Parker dated
         December 19, 2000 (filed as Exhibit 10(r) to the Company's Quarterly Report on Form 10-Q for the quarter ended November 30, 2000, and incorporated herein by reference.)*

 10(n) - Luby's Cafeterias, Inc. Nonemployee Director Phantom Stock Plan adopted March 19, 1998 (filed as Exhibit 10(aa) to the Company's Quarterly Report on Form 10-Q for the quarter ended February 28, 1998, and incorporated herein by reference).*

 10(o) - Luby's Incentive Stock Plan adopted October 16, 1998 (filed as Exhibit
         10(cc) to the Company's Annual Report on Form 10-K for the fiscal year ended August 31, 1998, and incorporated herein by reference).*

 10(p) - Form of Change in Control Agreement entered into between Luby's, Inc., and each of its Senior Vice Presidents as of January 8, 1999 (filed as Exhibit 10(aa) to the Company's Quarterly Report on Form 10-Q for the quarter ended February 28, 1999, and incorporated herein by reference).*

 10(q) - Luby's, Inc. Deferred Compensation Plan effective June 1, 1999 (filed as Exhibit 10(cc) to the Company's Quarterly Report on Form 10-Q for the quarter ended May 31, 1999, and incorporated herein by reference).*

 10(r) - Registration Rights Agreement dated March 9, 2001, by and among
         Luby's, Inc., Christopher J. Pappas, and Harris J. Pappas (filed as
         Exhibit 10.4 to the Company's Current Report on Form 8-K dated March 9, 2001, and incorporated herein by reference).

 10(s) - Purchase Agreement dated March 9, 2001, by and among Luby's, Inc.
         Harris J. Pappas, and Christopher J. Pappas (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K dated March 9, 2001, and incorporated herein by reference).

 10(t) - Employment Agreement dated March 9, 2001, between Luby's, Inc. and
         Christopher J. Pappas (filed as Exhibit 10.2 to the Company's Current Report on Form 8-K dated March 9, 2001, and incorporated herein by reference).*

 10(u) - Employment Agreement dated March 9, 2001, between Luby's, Inc. and
         Harris J. Pappas (filed as Exhibit 10.3 to the Company's Current Report on Form 8-K dated March 9, 2001, and incorporated herein by reference).*

 10(v) - Luby's, Inc. Incentive Bonus Plan for Fiscal 2001 (filed as Exhibit
         10(z) to the Company's Annual Report on Form 10-K for the fiscal year ended August 31, 2000, and incorporated herein by reference).*

 10(w) - Luby's, Inc. Stock Option granted to Christopher J. Pappas on March 9,
         2001 (filed as Exhibit 10(w) to the Company's Quarterly Report on Form 10-Q for the quarter ended May 31, 2001, and incorporated herein by reference).*

 10(x) - Luby's, Inc. Stock Option granted to Harris J. Pappas on March 9, 2001
         (filed as Exhibit 10(x) to the Company's Quarterly Report on Form 10-Q for the quarter ended May 31, 2001, and incorporated herein by reference).*

 10(y) - Affiliate Services Agreement dated August 31, 2001, by and among
         Luby's, Inc., Christopher J. Pappas, Harris J. Pappas, Pappas Restaurants, L. P., and Pappas Restaurants, Inc. (filed as Exhibit 10(y) to the Company's Annual Report on Form 10-K for the fiscal year ended August 31, 2001, and incorporated herein by reference).

 10(z) - Ground Lease dated March 25, 1994, by and between Luby's Cafeterias,
         Inc. and PHCG Investments, as amended by Lease Amendment dated July 6, 1994 (filed as Exhibit 10(z) to the Company's Annual Report on Form 10-K for the fiscal year ended August 31, 2001, and incorporated herein by reference).

 10(aa)- Lease Agreement dated June 1, 2001, by and between Luby's, Inc. and
         Pappas Restaurants, Inc. (filed as Exhibit 10(aa) to the Company's Annual Report on Form 10-K for the fiscal year ended August 31, 2001, and incorporated herein by reference).

 10(bb)- Final Severance Agreement and Release between Luby's, Inc. and Alan M.
         Davis dated July 20, 2001 (filed as Exhibit 10(bb) to the Company's Annual Report on Form 10-K for the fiscal year ended August 31, 2001, and incorporated herein by reference). While in search for new executive management, the Company entered into an employment agreement with Mr. Davis in January 2001. The value of that one-year contract was a year's salary upon termination. After new management was secured, the Company finalized the exhibited agreement that provides for the payment of monthly consulting fees to Mr. Davis until July 2002, but releases the Company from all prior employment commitments.*

 10(cc)- Consultant Agreement between Luby's Restaurants Limited Partnership and Alan M. Davis dated July 20, 2001 (filed as Exhibit 10(cc) to the Company's Annual Report on Form 10-K for the fiscal year ended
         August 31, 2001, and incorporated herein by reference).*

 11    - Statement re computation of per share earnings.

 99(a) - Corporate Governance Guidelines of Luby's, Inc., as amended July 26,
         2001 (filed as Exhibit 99(a) to the Company's Annual Report on Form 10-K for the fiscal year ended August 31, 2001, and incorporated herein by reference).

*Denotes management contract or compensatory plan or arrangement.

     B.  Reports on Form 8-K

         No reports on Form 8-K have been filed during the quarter for which this report is filed.


                                SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                LUBY'S, INC.
                                                (Registrant)


                                                 By:/s/Christopher J. Pappas
                                                    ________________________
                                                     Christopher J. Pappas
                                                     President and
                                                     Chief Executive Officer


                                                 By:/s/Ernest Pekmezaris
                                                    ________________________
                                                     Ernest Pekmezaris
                                                     Senior Vice President and
                                                     Chief Financial Officer

Dated:  January 3, 2002


                                  EXHIBIT INDEX

  3(a) - Certificate of Incorporation of Luby's, Inc., as currently in effect
         (filed as Exhibit 3(b) to the Company's Quarterly Report on Form 10-Q for the quarter ended May 31, 1999, and incorporated herein by reference).

  3(b) - Bylaws of Luby's, Inc. as currently in effect (filed as Exhibit 3(c) to the Company's Quarterly Report on Form 10-Q for the quarter ended February 28, 1998, and incorporated herein by reference).

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

  4(e) - Amendment No. 4 dated March 8, 2001, to Rights Agreement dated
         April 16, 1991 (filed as Exhibit 99.1 to the Company's Report on Form 8-A12B/A on March 22, 2001, and incorporated herein by reference).

  4(f) - Credit Agreement dated February 27, 1996, among Luby's Cafeterias,
         Inc., Certain Lenders, and NationsBank of Texas, N.A. (filed as
         Exhibit 4(e) to the Company's Quarterly Report on Form 10-Q for the quarter ended February 29, 1996, and incorporated herein by reference).

  4(g) - First Amendment to Credit Agreement dated January 24, 1997, among
         Luby's Cafeterias, Inc., Certain Lenders, and NationsBank of Texas, N.A. (filed as Exhibit 4(f) to the Company's Quarterly Report on Form 10-Q for the quarter ended February 28, 1997, and incorporated herein by reference).

  4(h) - ISDA Master Agreement dated June 17, 1997, between Luby's Cafeterias,
         Inc. and NationsBank, N.A., with Schedule and Confirmation dated
         July 7, 1997 (filed as Exhibit 4(g) to the Company's Annual Report on Form 10-K for the fiscal year ended August 31, 1997, and incorporated herein by reference).

  4(i) - ISDA Master Agreement dated July 2, 1997, between Luby's Cafeterias,
         Inc. and Texas Commerce Bank National Association, with Schedule and Confirmation dated July 2, 1997 (filed as Exhibit 4(h) to the Company's Annual Report on Form 10-K for the fiscal year ended August 31, 1997, and incorporated herein by reference).

  4(j) - Second Amendment to Credit Agreement dated July 3, 1997, among Luby's
         Cafeterias, Inc., Certain Lenders, and NationsBank of Texas, N.A. (filed as Exhibit 4(i) to the Company's Annual Report on Form 10-K for the fiscal year ended August 31, 1997, and incorporated herein by reference).

  4(k) - Third Amendment to Credit Agreement dated October 27, 2000, among
         Luby's, Inc., Certain Lenders, and Bank of America, N.A. (filed as
         Exhibit 4(j) to the Company's Annual Report on Form 10-K for the fiscal year ended August 31, 2000, and incorporated herein by reference).

  4(l) - Fourth Amendment to Credit Agreement dated July 9, 2001, among Luby's,
         Inc., Bank of America, N.A., and other creditors of its bank group (filed as Exhibit 4(l) to the Company's Quarterly Report on Form 10-Q for the quarter ended May 31, 2001, and incorporated herein by reference).

  4(m) - Deed of Trust, Assignment, Security Agreement, and Financing Statement dated July 2001, executed as part of the Fourth Amendment to Credit Agreement (filed as Exhibit 4(m) to the Company's Quarterly Report on Form 10-Q for the quarter ended May 31, 2001, and incorporated herein by reference).

  4(n) - Subordination and Intercreditor Agreement dated June 29, 2001, between
         Harris J. Pappas and Christopher J. Pappas, Bank of America, N.A. Agreement [as the bank group agent], and Luby's, Inc. (filed as Exhibit 4(n) to the Company's Quarterly Report on Form 10-Q for the quarter ended May 31, 2001, and incorporated herein by reference).

  4(o) - Convertible Subordinated Promissory Note dated June 29, 2001, between
         Christopher J. Pappas and Luby's, Inc. in the amount of $1,500,000 (filed as Exhibit 4(o) to the Company's Quarterly Report on Form 10-Q for the quarter ended May 31, 2001, and incorporated herein by reference).

  4(p) - Convertible Subordinated Promissory Note dated June 29, 2001, between
         Harris J. Pappas and Luby's, Inc. in the amount of $1,500,000 (filed as Exhibit 4(p) to the Company's Quarterly Report on Form 10-Q for the quarter ended May 31, 2001, and incorporated herein by reference).

  4(q) - Convertible Subordinated Promissory Note dated June 29, 2001, between
         Christopher J. Pappas and Luby's, Inc. in the amount of $3,500,000 (filed as Exhibit 4(q) to the Company's Quarterly Report on Form 10-Q for the quarter ended May 31, 2001, and incorporated herein by reference).

  4(r) - Convertible Subordinated Promissory Note dated June 29, 2001, between
         Harris J. Pappas and Luby's, Inc. in the amount of $3,500,000 (filed as Exhibit 4(r) to the Company's Quarterly Report on Form 10-Q for the quarter ended May 31, 2001, and incorporated herein by reference).

  4(s) - Fifth Amendment to Credit Agreement dated December 5, 2001, among
         Luby's, Inc., Bank of America, and other creditors of its bank group (filed as Exhibit 4(s) to the Company's Annual Report on Form 10-K for the fiscal year ended August 31, 2001, and incorporated herein by reference).

 10(a) - Form of Deferred Compensation Agreement entered into between Luby's
         Cafeterias, Inc. and various officers (filed as Exhibit 10(b) to the Company's Annual Report on Form 10-K for the fiscal year ended August 31, 1981, and incorporated herein by reference).*

 10(b) - Form of Amendment to Deferred Compensation Agreement between Luby's
         Cafeterias, Inc. and various officers and former officers adopted January 14, 1997 (filed as Exhibit 10(b) to the Company's Quarterly Report on Form 10-Q for the quarter ended February 28, 1997, and incorporated herein by reference).*

 10(c) - Management Incentive Stock Plan of Luby's Cafeterias, Inc. (filed as
         Exhibit 10(i) to the Company's Annual Report on Form 10-K for the fiscal year ended August 31, 1989, and incorporated herein by reference).*

 10(d) - Amendment to Management Incentive Stock Plan of Luby's Cafeterias,
         Inc. adopted January 14, 1997 (filed as Exhibit 10(k) to the Company's Quarterly Report on Form 10-Q for the quarter ended February 28, 1997, and incorporated herein by reference).*

 10(e) - Nonemployee Director Deferred Compensation Plan of Luby's Cafeterias,
         Inc. adopted October 27, 1994 (filed as Exhibit 10(g) to the Company's Quarterly Report on Form 10-Q for the quarter ended November 30, 1994, and incorporated herein by reference).*

 10(f) - Amendment to Nonemployee Director Deferred Compensation Plan of Luby's
         Cafeterias, Inc. adopted January 14, 1997 (filed as Exhibit 10(m) to the Company's Quarterly Report on Form 10-Q for the quarter ended February 28, 1997, and incorporated herein by reference).*

 10(g) - Amendment to Nonemployee Director Deferred Compensation Plan of Luby's
         Cafeterias, Inc. adopted March 19, 1998 (filed as Exhibit 10(o) to the Company's Quarterly Report on Form 10-Q for the quarter ended
         February 28, 1998, and incorporated herein by reference).*

 10(h) - Amended and Restated Nonemployee Director Stock Option Plan of Luby's,
         Inc. approved by the shareholders of Luby's, Inc. on January 14, 2000 (filed as Exhibit 10(j) to the Company's Quarterly Report on Form 10-Q for the quarter ended February 29, 2000, and incorporated herein by reference).*

 10(i) - Luby's Cafeterias, Inc. Supplemental Executive Retirement Plan dated
         May 30, 1996 (filed as Exhibit 10(j) to the Company's Annual Report on Form 10-K for the fiscal year ended August 31, 1996, and incorporated herein by reference).*

 10(j) - Amendment to Luby's Cafeterias, Inc. Supplemental Executive Retirement
         Plan adopted January 14, 1997 (filed as Exhibit 10(r) to the Company's Quarterly Report on Form 10-Q for the quarter ended February 28, 1997, and incorporated herein by reference).*

 10(k) - Amendment to Luby's Cafeterias, Inc. Supplemental Executive Retirement
         Plan adopted January 9, 1998 (filed as Exhibit 10(u) to the Company's Quarterly Report on Form 10-Q for the quarter ended February 28, 1998, and incorporated herein by reference).*

 10(l) - Amendment to Luby's Cafeterias, Inc. Supplemental Executive Retirement
         Plan adopted May 21, 1999 (filed as Exhibit 10(q) to the Company's Quarterly Report on Form 10-Q for the quarter ended May 31, 1999, and incorporated herein by reference.)*

 10(m) - Severance Agreement between Luby's, Inc. and Barry J.C. Parker dated
         December 19, 2000 (filed as Exhibit 10(r) to the Company's Quarterly Report on Form 10-Q for the quarter ended November 30, 2000, and incorporated herein by reference.)*

 10(n) - Luby's Cafeterias, Inc. Nonemployee Director Phantom Stock Plan adopted March 19, 1998 (filed as Exhibit 10(aa) to the Company's Quarterly Report on Form 10-Q for the quarter ended February 28, 1998, and incorporated herein by reference).*

 10(o) - Luby's Incentive Stock Plan adopted October 16, 1998 (filed as Exhibit
         10(cc) to the Company's Annual Report on Form 10-K for the fiscal year ended August 31, 1998, and incorporated herein by reference).*

 10(p) - Form of Change in Control Agreement entered into between Luby's, Inc., and each of its Senior Vice Presidents as of January 8, 1999 (filed as Exhibit 10(aa) to the Company's Quarterly Report on Form 10-Q for the quarter ended February 28, 1999, and incorporated herein by reference).*

 10(q) - Luby's, Inc. Deferred Compensation Plan effective June 1, 1999 (filed as Exhibit 10(cc) to the Company's Quarterly Report on Form 10-Q for the quarter ended May 31, 1999, and incorporated herein by reference).*

 10(r) - Registration Rights Agreement dated March 9, 2001, by and among
         Luby's, Inc., Christopher J. Pappas, and Harris J. Pappas (filed as
         Exhibit 10.4 to the Company's Current Report on Form 8-K dated March 9, 2001, and incorporated herein by reference).

 10(s) - Purchase Agreement dated March 9, 2001, by and among Luby's, Inc.
         Harris J. Pappas, and Christopher J. Pappas (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K dated March 9, 2001, and incorporated herein by reference).

 10(t) - Employment Agreement dated March 9, 2001, between Luby's, Inc. and
         Christopher J. Pappas (filed as Exhibit 10.2 to the Company's Current Report on Form 8-K dated March 9, 2001, and incorporated herein by reference).*

 10(u) - Employment Agreement dated March 9, 2001, between Luby's, Inc. and
         Harris J. Pappas (filed as Exhibit 10.3 to the Company's Current Report on Form 8-K dated March 9, 2001, and incorporated herein by reference).*

 10(v) - Luby's, Inc. Incentive Bonus Plan for Fiscal 2001 (filed as Exhibit
         10(z) to the Company's Annual Report on Form 10-K for the fiscal year ended August 31, 2000, and incorporated herein by reference).*

 10(w) - Luby's, Inc. Stock Option granted to Christopher J. Pappas on March 9,
         2001 (filed as Exhibit 10(w) to the Company's Quarterly Report on Form 10-Q for the quarter ended May 31, 2001, and incorporated herein by reference).*

 10(x) - Luby's, Inc. Stock Option granted to Harris J. Pappas on March 9, 2001
         (filed as Exhibit 10(x) to the Company's Quarterly Report on Form 10-Q for the quarter ended May 31, 2001, and incorporated herein by reference).*

 10(y) - Affiliate Services Agreement dated August 31, 2001, by and among
         Luby's, Inc., Christopher J. Pappas, Harris J. Pappas, Pappas Restaurants, L. P., and Pappas Restaurants, Inc. (filed as Exhibit 10(y) to the Company's Annual Report on Form 10-K for the fiscal year ended August 31, 2001, and incorporated herein by reference).

 10(z) - Ground Lease dated March 25, 1994, by and between Luby's Cafeterias,
         Inc. and PHCG Investments, as amended by Lease Amendment dated July 6, 1994 (filed as Exhibit 10(z) to the Company's Annual Report on Form 10-K for the fiscal year ended August 31, 2001, and incorporated herein by reference).

 10(aa)- Lease Agreement dated June 1, 2001, by and between Luby's, Inc. and
         Pappas Restaurants, Inc. (filed as Exhibit 10(aa) to the Company's Annual Report on Form 10-K for the fiscal year ended August 31, 2001, and incorporated herein by reference).

 10(bb)- Final Severance Agreement and Release between Luby's, Inc. and Alan M.
         Davis dated July 20, 2001 (filed as Exhibit 10(bb) to the Company's Annual Report on Form 10-K for the fiscal year ended August 31, 2001, and incorporated herein by reference). While in search for new executive management, the Company entered into an employment agreement with Mr. Davis in January 2001. The value of that one-year contract was a year's salary upon termination. After new management was secured, the Company finalized the exhibited agreement that provides for the payment of monthly consulting fees to Mr. Davis until July 2002, but releases the Company from all prior employment commitments.*

 10(cc)- Consultant Agreement between Luby's Restaurants Limited Partnership and Alan M. Davis dated July 20, 2001 (filed as Exhibit 10(cc) to the Company's Annual Report on Form 10-K for the fiscal year ended
         August 31, 2001, and incorporated herein by reference).*

 11    - Statement re computation of per share earnings.

 99(a) - Corporate Governance Guidelines of Luby's, Inc., as amended July 26,
         2001 (filed as Exhibit 99(a) to the Company's Annual Report on Form 10-K for the fiscal year ended August 31, 2001, and incorporated herein by reference).