Form 10-Q
period 2002-02-13
LUBYS INC
filed 2002-03-29
CIK 16099

FORM 10-Q

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

(Mark One)

[x]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 13, 2002

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

              Common Stock:  22,433,043 shares outstanding as of March 27, 2002,
                             (exclusive of 4,970,024 treasury shares)

                        Part I - FINANCIAL INFORMATION

Item 1.  Financial Statements


                                          LUBY'S, INC.
                          CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)
                               (In thousands except per share data)
                                             Quarter Ended             Two Quarters Ended
                                        February 13,  February 28,  February 13,  February 28,
                                            2002          2001           2002         2001
                                        ____________  ____________  ____________  ____________
                                         (84 days)     (90 days)     (166 days)    (181 days)

Sales                                    $91,257       $112,219       $186,452      $226,119

Costs and expenses:
  Cost of food                            22,540         28,984         47,190        58,344
  Payroll and related costs               30,330         37,376         64,923        76,586
  Occupancy and other operating expenses  34,208         41,678         70,593        81,390
  Provision for asset impairments and
    restaurant closings (See Note 6)           -          9,445            130        10,199
  General and administrative expenses      5,360          6,827         10,708        13,022
                                         _______       ________       ________      ________
                                          92,438        124,310        193,544       239,541
                                         _______       ________       ________      ________
      Income (loss) from operations       (1,181)       (12,091)        (7,092)      (13,422)

Interest expense                          (2,413)        (2,685)        (4,983)       (4,942)
Other income, net                            309            278            757           777
                                         _______       ________       ________      ________
      Income (loss) before income taxes   (3,285)       (14,498)       (11,318)      (17,587)

Income tax expense (benefit)              (1,123)        (5,074)        (3,811)       (6,155)
                                         _______       ________       ________      ________
      Net income (loss)                  $(2,162)      $ (9,424)      $ (7,507)     $(11,432)
                                         _______       ________       ________      ________
Net income (loss) per share - basic and
  assuming dilution                      $ (0.09)      $  (0.42)      $  (0.33)     $  (0.51)
                                         _______       ________       ________      ________
EBITDA (see Note 5)                      $ 4,114       $  3,213       $  3,573      $  8,358
                                         _______       ________       ________      ________
EBITDA per share                         $  0.18       $   0.14       $   0.16      $   0.37
                                         _______       ________       ________      ________
Weighted-average number of shares
  outstanding - basic                     22,423         22,422         22,423        22,421
                                         _______       ________       ________      ________
Weighted-average number of shares
  outstanding - assuming dilution         22,516         22,435         22,592        22,421
                                         _______       ________       ________      ________
See accompanying notes.



                                 LUBY'S, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                               (In thousands)

                                                       February 13,  August 31,
                                                           2002         2001
                                                       ____________  __________
ASSETS                                                  (unaudited)
Current assets:
  Cash and cash equivalents                                $  1,572  $  4,099
  Short-term investments                                     17,653    19,984
  Trade accounts and other receivables                          213       358
  Food and supply inventories                                 2,667     2,701
  Prepaid expenses                                            2,794     2,765
  Income tax receivable                                      11,297     4,468
                                                           ________  ________
    Total current assets                                     36,196    34,375

Property held for sale                                        5,502     3,047
Investments and other assets                                  8,740     5,929
Deferred income taxes                                         1,721     4,931
Property, plant, and equipment - at cost, net               294,867   305,180
                                                           ________  ________
Total assets                                               $347,026  $353,462
                                                           ________  ________
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                         $ 20,455  $ 13,696
  Accrued expenses and other liabilities                     28,906    34,585
                                                           ________  ________
    Total current liabilities                                49,361    48,281

Long-term debt (See Note 5)                                 120,944   122,000
Convertible subordinated notes - related party (See Note 5)   5,623     5,401
Deferred income taxes and other credits                       2,186     2,271
Reserve for restaurant closings                               4,378     4,506
                                                           ________  ________
   Total liabilities                                        182,492   182,459
                                                           ________  ________
Shareholders' equity:
  Common stock                                                8,769     8,769
  Paid-in capital                                            37,296    37,181
  Deferred compensation (See Note 9)                         (2,698)   (3,299)
  Retained earnings                                         227,208   234,715
  Accumulated other comprehensive income (loss)                (270)       (592)
  Less cost of treasury stock                              (105,771) (105,771)
                                                           ________  ________
    Total shareholders' equity                              164,534   171,003
                                                           ________  ________
Total liabilities and shareholders' equity                 $347,026  $353,462
                                                           ________  ________
See accompanying notes.


                                LUBY'S, INC.
          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
                               (In thousands)

                                                       Two Quarters Ended
                                                     February 13,  February 28,
                                                         2002          2001
                                                     ____________  ____________
                                                      (166 days)    (181 days)

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                      $(7,507)     $(11,432)
  Adjustments to reconcile net income (loss) to net
    cash provided by operating activities:
      Depreciation and amortization                        9,934        11,581
      Amortization of deferred loss on
        interest rate swaps                                  496             -
      Amortization of discount on convertible
        subordinated notes                                   222             -
      Provision for asset impairments and
        restaurant closings                                  130        10,199
      Gain on disposal of property held for sale            (110)         (850)
      Loss on disposal of property, plant, and equipment      94            43
      Noncash directors' fees                                115            51
      Noncash compensation expense                           601             -
                                                         _______      ________
        Cash provided by operating activities before
          changes in operating assets and liabilities      3,975         9,592
     Changes in operating assets and liabilities:
        (Increase) decrease in trade accounts and
          other receivables                                  145           (45)
        (Increase) decrease in food and supply
          inventories                                         34          (134)
        (Increase) decrease in income tax receivable      (6,829)       (1,312)
        (Increase) decrease in prepaid expenses              (29)        2,399
        (Increase) decrease in inventory and other assets    133           122
        Increase (decrease) in accounts payable            6,759            17
        Increase (decrease) in accrued expenses and
          other liabilities                               (5,679)       (2,767)
        Increase (decrease) in deferred income taxes
          and other credits                                2,951        (2,988)
        Increase (decrease) in reserve for restaurant
          closings                                          (258)       (1,164)
                                                         _______      ________
          Net cash provided by (used in) operating
            activities                                     1,202         3,720
                                                         _______      ________
CASH FLOWS FROM INVESTING ACTIVITIES:
  (Increase) decrease in short-term investments            2,331             -
  Proceeds from disposal of property held for sale         1,093         3,495
  Purchases of property, plant, and equipment, net        (6,097)      (12,939)
                                                         _______      ________
          Net cash provided by (used in) investing
            activities                                    (2,673)       (9,444)
                                                         _______      ________


CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from (payments on) long-term borrowings        (1,056)        7,000
  Proceeds from (payments on) borrowings against cash
    surrender value of officers' life insurance                -         3,623
  Dividends paid                                               -        (2,242)
                                                         _______      ________
          Net cash provided by (used in) financing
            activities                                    (1,056)        8,381
                                                         _______      ________
Net increase (decrease) in cash and cash equivalents      (2,527)        2,657
Cash and cash equivalents at beginning of period           4,099           679
                                                         _______      ________
Cash and cash equivalents at end of period               $ 1,572      $  3,336
                                                         _______      ________
See accompanying notes.




                                           LUBY'S, INC.
                       CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY (unaudited)
                                          (In thousands)


                                                                            Accumu-
                                                                            lated
                                                         De-                Other
                                                 Paid-   ferred             Compre-  Total
                        Common Stock             In      Comp-              hensive  Share-
                    Issued        Treasury       Capi-   ensa-    Retained  Income   holders'
                Shares Amount  Shares Amount     tal     tion     Earnings  (loss)   Equity
_____________________________________________________________________________________________

Balance at
 August 31,
 2001(audited) 27,403 $8,769 (4,980) $(105,771) $37,181  $(3,299)  $234,715  $(592)  $171,003

Other compre-
 hensive in-
 come (loss),
 net of taxes:
  Reclassifi-
   cation ad-
   justment
   for loss
   recognized
   on termina-
   tion of in-
   terest rate
   swaps, net of
   taxes of $174    -      -      -          -        -       -           -    322        322

Net income (loss)
 for the year
 to date            -      -      -          -        -       -      (7,507)     -     (7,507)

Common stock
 issued
 under benefit
 plans, net of
 shares tendered
 in partial
 payment and
 including tax
 benefits           -      -      -          -      115       -           -      -        115

Noncash stock
 compensation
 expense            -      -      -          -        -     601           -      -        601
               ______________________________________________________________________________

Balance at
 February 13,
 2002          27,403 $8,769 (4,980) $(105,771) $37,296 $(2,698)   $227,208  $(270)  $164,534
               ______________________________________________________________________________

See accompanying notes.




                                 LUBY'S, INC.
                   NOTES TO FINANCIAL STATEMENTS (unaudited)
                               February 13, 2002

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

Certain balances in fiscal 2001 have been reclassified to conform with the fiscal 2002 presentation.

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

Note 3:  Derivative Financial Instruments

The Company adopted Statement of Financial Accounting Standards No. 133
(SFAS 133), "Accounting for Derivative Instruments and Hedging Activities," and its amendments, Statements No. 137 and 138, on September 1, 2000. SFAS 133 requires that all derivative instruments be recorded on the balance sheet at fair value. Pursuant to this standard, the Company designated its Interest Rate Protection Agreements (Swaps) as cash flow hedge instruments. Swaps have been used to manage exposure to interest rate movement by effectively changing the variable rate to a fixed rate. The critical terms of the Swaps and the interest-bearing debt associated with the Swaps were the same; therefore, the Company assumed that there was no ineffectiveness in the hedge relationship. Changes in fair value of the Swaps are recognized in other comprehensive income
(loss), net of tax effects, until the hedged items are recognized in earnings. Due to declining interest rates and in anticipation of additional future unfavorable interest rate changes, the Company terminated the Swaps on July 2, 2001, for a cash payment of $1,255,000, including accrued interest of $163,000.

In accordance with SFAS 133, the loss of $1,092,000 is being recognized as interest expense over the original term of the Swaps (through June 30, 2002). At February 13, 2002, $270,000, net of taxes of $145,000, remains in accumulated other comprehensive loss.

Note 4:  Comprehensive Income (Loss)

The Company's comprehensive income (loss) is comprised of net income (loss) and adjustments to derivative financial instruments. The components of comprehensive income (loss) are as follows:

                                                           Quarter Ended
                                                    February 13,   February 28,
                                                       2002            2001
                                                    ____________   ____________
                                                      (84 days)      (90 days)
                                                           (In thousands)

Net income (loss)                                     $(2,162)       $(9,424)
Other comprehensive income, net of taxes:
    Net derivative income (loss), net of taxes
      of $297                                               -           (552)
    Reclassification adjustment for gains included
      in net income (loss), net of taxes of $10             -             18
    Reclassification adjustment for loss recognized on
      termination of interest rate swaps, net of taxes
      of $87                                              161              -
                                                      _______        _______
Comprehensive income (loss)                           $(2,001)       $(9,958)
                                                      _______       ________




                                                        Two Quarter Ended
                                                    February 13,   February 28,
                                                        2002            2001
                                                    ____________   ____________
                                                     (166 days)     (181 days)
                                                          (In thousands)

Net income (loss)                                     $(7,507)      $(11,432)
Other comprehensive income, net of taxes:
    Cumulative effect of a change in accounting
      for derivative financial instruments upon
      adoption of SFAS 133, net of taxes of $61             -            114
    Net derivative income (loss), net of taxes of $405      -           (753)
    Reclassification adjustment for gains included in
      net income (loss), net of taxes of $1                 -             (2)
    Reclassification adjustment for loss recognized on
      termination of interest rate swaps, net of taxes of
      $174                                                322              -
                                                      _______       ________
Comprehensive income (loss)                           $(7,185)      $(12,073)

Note 5:  Debt

Senior Debt
At August 31, 2001, the Company had a credit facility balance of $122 million with a syndicate of four banks. Subsequent to fiscal year-end 2001, the terrorist attacks of September 11 and increased recessionary trends resulted in the Company's inability to meet its first quarterly EBITDA covenant for fiscal year 2002. Accordingly, the Company obtained a waiver and amendment to its credit agreement dated December 5, 2001, which waived its noncompliance with first-quarter EBITDA requirements, reset the EBITDA requirement to $16.6 million for fiscal 2002, and limited capital expenditures for the year to $15 million. Per the amended credit agreement, EBITDA is defined as operating income before interest, taxes, depreciation and amortization, excluding the noncash portion of Harris J. Pappas's and Christopher J. Pappas's stock option compensation. The Company expects to be in compliance with its revised covenants for the remainder of fiscal year 2002.

Three payments were made to date in fiscal 2002 which reduced the balance of the credit facility to $120.9 million. These payments were made in compliance with the amended credit agreement, which requires that the Company pay the facility down in amounts equal to all proceeds received from the sale of real and personal property. The payments were a result of three land sales totaling $1,056,000.

Subordinated Debt
On March 9, 2001, the Company's newly appointed CEO and COO, Christopher J. Pappas and Harris J. Pappas, respectively, made commitments to loan the Company a total of $10 million in exchange for convertible subordinated notes that were funded in the fourth quarter of fiscal 2001. The notes bear interest at LIBOR (London InterBank Offered Rate) plus 2%, payable quarterly, and have a stated redemption date of March 1, 2011. Interest through September 1, 2003, may be paid in a combination of cash, common stock, or both at the Company's election, subject to certain restrictions on the amount of stock issued. Notwithstanding any accrued interest that may also be converted to stock, the notes are convertible into the Company's common stock at $5.00 per share for 2,000,000 shares at the option of the holders at any time after January 2, 2003, and prior to the stated redemption date.

The market price of the Company's stock on the commitment date (as determined by the closing price on the New York Stock Exchange on the date of issue) was $7.34. The difference between the market price and strike price of $5.00, or $2.34 per share, multiplied by the 2,000,000 convertible shares equals $4,680,000. Applicable accounting principles require that this amount, which represents the intrinsic value of the beneficial conversion feature, be recorded as both a component of paid-in capital and a discount from the $10 million, even though the principal balance remains at $10 million.

The carrying value of the notes at August 31, 2001, was approximately $5,401,000. The carrying value of the notes at February 13, 2002, net of the unamortized discount, was approximately $5,623,000.

The discount of $4,680,000 is being amortized to interest expense over a period of ten years. The Company has amortized $222,000 of this discount during the fiscal year to date ended February 13, 2002. The amortization of the note discount to date is as follows:

                          Convertible Subordinated Note Balance
          ____________________________________________________________________

                                                         Discount
                                                       Amortization
                                                        Through the    Net Note
             Period-End            Balance    Discount  Period-End     Balance
          _____________________________________________________________________
                                             (In thousands)

          As of August 31, 2001    $10,000    $(4,680)    $  81        $5,401
          As of February 13, 2002   10,000     (4,680)      303         5,623

Note 6:  Impairment of Long-Lived Assets and Restaurant Closings

In accordance with Company guidelines, management periodically reviews the financial performance of each restaurant for indicators of impairment or indicators that closure would be appropriate. Where indicators are present, such as three full fiscal years of negative cash flows or other unfavorable market conditions, the carrying values of assets are written down to the estimated future discounted cash flows or fully written off in the case of negative cash flows anticipated in the future. Estimated future cash flows are based upon regression analyses generated from similar restaurants, discounted at the Company's weighted-average cost of capital.

During fiscal 2001, the Company recorded a pretax charge of $30.4 million as a result of its reviews for impairments in accordance with SFAS 121 and assessments of closure costs. The principal components of the fiscal 2001 charge were as follows:

  - $11.6 million for the closing of 15 underperforming restaurants; a total of ten were closed during the first and second quarters of fiscal year 2002. (As explained below, two other restaurants were closed for remodel and conversion to new concepts.) This charge included the cost to write down the properties and equipment to net realizable value and estimated costs for the settlement of lease obligations, legal and professional fees, and other exit costs. Employee severance costs were not accrued as of August 31, 2001, but were paid out and primarily expensed in the first quarter of fiscal 2002. Approximately 435 employees have been terminated due to restaurant closings since September 1, 2001.

  - $17.0 million for asset impairment of 13 restaurants that the Company continues to operate. In accordance with SFAS 121, the properties were written down to the estimated future discounted cash flows or fully written off in the case of negative future cash flows.

  - $0.8 million primarily for the impairment of one property operated under a joint venture with Waterstreet, Inc. The joint venture, L&W Seafood, Inc., was terminated in 1999. However, the land and buildings used by the joint venture were retained for a time to evaluate their potential use. The location remained vacant for over a year, after which time the Company decided against retaining the property. This property was written down to its estimated net realizable value and was sold in fiscal year 2001.

  - $1.0 million associated with the write-off of assets for two locations that were slated for remodel and conversion to new concepts before the end of fiscal year 2002. The Company closed both units by October 31, 2001. Property that could not be salvaged, transferred, or effectively reused was written off. One of the two locations was reopened as a seafood restaurant in the second quarter of fiscal 2002.

The comparative quarterly and year to date results of operations for the 15 restaurants designated for closure at August 31, 2001, were as follows:

                             Quarter Ended                Two Quarters Ended
                         February 13,  February 28,  February 13,  February 28,
                            2002          2001          2002          2001
                         ____________  ____________  ____________  ____________
                           (84 days)    (90 days)     (166 days)    (181 days)
                                             (In thousands)

  Sales                     $1,546       $4,920        $ 4,394       $ 9,771
  Operating loss              (676)        (807)        (1,993)       (1,757)

All material cash outlays associated with prior closure plans were completed by August 31, 2001. At February 13, 2002, the Company had a reserve for restaurant closings of $4.4 million. Excluding lease termination settlements, it is anticipated that all material cash outlays required for the restaurant closings planned as of August 31, 2001, will be made prior to August 31, 2002. The following is a summary of the types and amounts recognized as restaurant-closure costs together with cash payments under the fiscal year 2001 plan through the period ended February 13, 2002:

                                          Reserve Balance
                        ______________________________________________________
                          Lease        Legal and                 Other
                        Settlement   Professional   Workforce    Exit    Total
                          Costs          Fees       Severance    Costs  Reserve
                        _______________________________________________________
                                           (In thousands)
As of August 31, 2001    $4,206          $  -         $  -       $300   $4,506
Additions (reductions)        -             -          130          -      130
Cash payments               (56)            -         (130)       (72)    (258)
                         ______          ____         ____       ____   ______

As of February 13, 2002  $4,150          $  -         $  -       $228   $4,378
                         ______          ____         ____       ____   ______

Note 7:  Related Parties

A director of the Company, Ronald K. Calgaard, is also a director of Austin, Calvert & Flavin, Inc., a firm that provides investment services for the Company's profit sharing and retirement trust plan (the Plan). The Plan currently uses the services of four investment advisors. During the two quarters ended February 13, 2002, the Plan paid the investment firm approximately $30,000.

The CEO and COO of the Company, Christopher J. Pappas and Harris J. Pappas, respectively, own a restaurant company that provides services to the Company as detailed in an Affiliate Services Agreement. The restaurant company provides accounting, architecture, general business services, basic equipment maintenance, specialized equipment fabrication, and warehouse leasing and support. The scope and pricing of services rendered under the Affiliate Services Agreement is reviewed periodically by the Finance and Audit Committee of the Board of the Company. The Finance and Audit Committee uses the services of the Company's external auditors and independent valuation consultants to monitor the transactions associated with the agreement for fairness.

As part of this Affiliate Services Agreement, the Company entered into a three-year ground lease which commenced on June 1, 2001, and ends May 31, 2004.
The amount paid by the Company pursuant to the terms of this lease was $40,000
for the two quarters ended February 13, 2002.   The total cost of the other
services provided under the agreement for the same period was $325,000. The Company is currently reviewing the Affiliate Services Agreement to address revisions that may be appropriate given the declining level and scope of services being provided.

All amounts described above have been paid except for the most recent professional and consulting fees of approximately $3,000. In a separate contract from the Affiliate Services Agreement, pursuant to the terms of a ground lease dated March 25, 1994, the Company paid rent to PHCG Investments for a Luby's restaurant operating in Dallas, Texas. Christopher J. Pappas and Harris J. Pappas are general partners of PHCG Investments. The amount paid by the Company to PHCG Investments pursuant to the terms of the lease agreement during the fiscal year to date was approximately $42,000. Rents paid for both the ground lease and the Affiliate Services Agreement lease combined represent 2.2% of total rents paid by the Company for the two quarters ended February 13, 2002.

As described previously in Note 5 in the section entitled "Subordinated Debt," the CEO and COO loaned the Company a total of $10 million in the form of convertible subordinated notes to support the Company's future operating cash needs. The entire balance was outstanding as of February 13, 2002.

Pursuant to the terms of a separate Purchase Agreement dated March 9, 2001, entered into by and among the Company, Christopher J. Pappas and Harris J. Pappas, the Company agreed to submit three persons designated by Christopher J. Pappas and Harris J. Pappas as nominees for election for directors.
Messrs. Pappas designated themselves and Frank Markantonis as their nominees for directors, all of whom were subsequently elected. Christopher J. Pappas and Harris J. Pappas are brothers. As disclosed in the proxy statement for the January 11, 2002, annual meeting of shareholders, Frank Markantonis is an attorney whose principal client is Pappas Restaurants, Inc. an entity owned by Harris J. Pappas and Christopher J. Pappas.

Ernest Pekmezaris, the Chief Financial Officer of the Company, is the Treasurer of Pappas Restaurants, Inc., a company owned by Christopher J. Pappas and Harris
J. Pappas, the Chief Executive Officer and Chief Operating Officer of the Company, respectively. Compensation for the services provided by Mr. Pekmezaris to Pappas Restaurants, Inc. is paid entirely by that entity.

Peter A. Tropoli, the Senior Vice President-Administration of the Company, is an attorney who, from time to time, has provided litigation services to entities controlled by Christopher J. Pappas and Harris J. Pappas. Mr. Tropoli is the stepson of Frank Markantonis, a director of the Company.

Paulette Gerukos, Administration Assistant of the Human Resources Department of the Company, is the sister-in-law of Harris J. Pappas, the Chief Operating Officer.

Note 8:  Short-Term Investments

At February 13, 2002, the Company maintained a balance of $17,653,000 in short-term investments. This cash is invested in money-market funds.

Note 9:  Executive Stock Options

In connection with their employment agreements effective March 9, 2001, the CEO and COO were granted stock options. From that date through fiscal 2004, the Company will recognize a total of $5,242,000 in noncash compensation expense associated with these options. A total of $601,000 was recognized for the first two quarters of fiscal 2002, while cumulatively for fiscal 2001 and 2002, $2,282,000 has been recognized to date.

Note 10:  Contingency

In fiscal 1999, the Company guaranteed loans of approximately $1,857,000 relating to purchases of Company stock by officers of the Company. Under the officer loan program, shares were purchased and funding was obtained from J.P. Morgan Chase & Co. As of February 13, 2002, the notes, which mature in fiscal 2004, have an outstanding balance of approximately $1,614,000. In the event of possible default, the Company would purchase the loans from J.P. Morgan Chase
& Co., become holder of the notes, record the receivable and, if necessary, pursue collection in the event that note requirements are not met. The purchased Company stock has been and can be used by borrowers to satisfy a portion of their loan obligation. As of February 13, 2002, based on market prices on that day, approximately $629,000, or 39% of the note balances, could have been covered by stock, while approximately $985,000, or 61%, would have remained outstanding.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Management's discussion and analysis of financial condition and results of operations should be read in conjunction with the consolidated financial statements and footnotes for the quarter ended February 13, 2002, and the audited financial statements filed on Form 10-K for the fiscal year ended August 31, 2001.


Results of Operations

We evaluate the operating performance of the Company using several measures, one of which is EBITDA. Per the Company's amended credit agreement, EBITDA is defined as operating income before interest, taxes, depreciation and amortization, excluding the noncash portion of Harris J. Pappas's and Christopher J. Pappas's stock option compensation. While we and many in the financial community consider EBITDA to be an important measure of operating performance, it should be considered in addition to, but not as a substitute for or superior to, other measures of financial performance prepared in accordance with accounting principles generally accepted in the United States, such as operating income and net income. In addition, our definition of EBITDA is not necessarily comparable to similarly titled measures reported by other companies.


Quarter ended February 13, 2002, compared to the quarter ended February 28,
2001

Sales decreased $20,962,000, or 18.7%, in the second quarter of fiscal 2002 compared to the second quarter of fiscal 2001. Six fewer days in the current quarter accounted for approximately $7.2 million of the total sales decline. Revenues were also lower due to the closure of 32 restaurants since September 2000. Excluding the effect of fewer days and restaurants in this quarter, same-store sales declined $8.5 million, or 8.6%, for the quarter.

Cost of food decreased $6,444,000, or 22.2%, due primarily to fewer restaurants, fewer days, and the decline in sales. Food cost as a percentage of sales improved from 25.8% to 24.7% in the second quarter in comparison with the same period last year.

Payroll and related costs decreased $7,046,000, or 18.9%, due primarily to restaurant closures and six fewer days in the quarter. The ratio of payroll costs to sales for both this quarter and the same quarter last year was slightly over 33%.

Occupancy and other operating expenses decreased $7,470,000, or 17.9%, but increased slightly as a percentage of sales. The dollar decrease is due primarily to lower utility costs, lower advertising costs due to a change in management's strategic focus, lower depreciation due to write-offs and impairments at August 31, 2001, and lower food-to-go packaging costs due to the intentional redirection at many locations to inside dining.

General and administrative expenses decreased $1,467,000, or 21.5%, due primarily to decreased professional and consulting fees.

The provision for asset impairments and restaurant closings decreased by $9,445,000, or 100%. No charges were recorded in the second quarter of fiscal 2002 in comparison with various asset impairments recorded in the same period of fiscal 2001.

Interest expense decreased $272,000, or 10.1%, due primarily to a lower effective interest rate on outstanding debt, the payoff of the loans on officers' surrendered life insurance policies, and six fewer days of interest expense in the quarter, offset by interest on the $10 million in subordinated debt, amortization of the loss on the interest rate Swaps, and amortization of amendment fees for the credit facility.

The income tax benefit decreased by $3,951,000, or 77.9%, due primarily to a significantly lower loss being incurred in fiscal 2002 versus fiscal 2001.

EBITDA, excluding noncash stock compensation, increased by $901,000, due primarily to cost control in the second quarter of fiscal 2002 versus the corresponding quarter of fiscal 2001.


Two quarters ended February 13, 2002, compared to the two quarters ended February 28, 2001.

Sales decreased $39,667,000, or 17.5%, for the first two quarters of fiscal 2002 compared to the first two quarters of fiscal 2001. Fifteen fewer days in the first two quarters of fiscal 2002 accounted for approximately $19.6 million of the total sales decline. Revenues were also lower due to the closure of 32 restaurants since September 2000. Excluding the effect of fewer days and restaurants, same-store sales would have declined $10.9 million, or 5.6%, for the two quarters.

Cost of food decreased $11,154,000, or 19.1%, due primarily to fewer restaurants, fewer days, and the decline in sales. Food cost as a percentage of sales improved for the first two quarters of fiscal 2002 in comparison with the same period last year due to less price discounting.

Payroll and related costs decreased $11,663,000, or 15.2%, due primarily to restaurant closures and fifteen fewer days in the first two quarters of fiscal 2002. Wages as a percentage of sales increased slightly primarily due to the first quarter of fiscal 2002, which included September 11. Management initiatives to better and more promptly optimize labor are currently in place and have led to improvements in the second quarter of fiscal 2002 versus the first quarter of fiscal 2002.

Occupancy and other operating expenses decreased $10,797,000, or 13.3%, but increased as a percentage of sales. The dollar decrease is due primarily to lower utility costs, lower advertising costs due to a change in management's strategic focus, lower depreciation due to write-offs and impairments at August 31, 2001, and lower food-to-go packaging costs due to the intentional redirection at many locations to inside dining. The decrease was offset by increased expenditures related to improving the general condition of the restaurants.

General and administrative expenses decreased $2,314,000, or 17.8%, due primarily to lower officers' salaries and decreased professional and consulting fees.

The provision for asset impairments and restaurant closings decreased by $10,069,000, or 98.7%, primarily due to $130,000 in costs associated primarily with labor recorded in fiscal 2002 in comparison with various asset impairments totaling $10,199,000 recorded in fiscal 2001.

Interest expense increased $41,000, or 0.8%, due primarily to the $10 million subordinated debt, amortization of the loss on the interest rate Swaps, and amortization of amendment fees for the credit facility, offset by a lower effective interest rate on the debt.

The income tax benefit decreased by $2,344,000, or 38.1%, due primarily to a significantly lower loss being incurred in fiscal 2002 versus fiscal 2001.

EBITDA, excluding noncash stock compensation, decreased by $4,785,000 in the first two quarters of fiscal 2002 versus the corresponding quarters of fiscal 2001. This decrease was due primarily to the loss incurred in the first quarter of fiscal 2002, which included September 11.


Affiliate Services Agreement

The Company entered into an Affiliate Services Agreement effective August 31, 2001, with two companies, Pappas Partners, LP and Pappas Restaurants, Inc., which comprise the restaurant businesses owned by Christopher J. Pappas and Harris J. Pappas. Initially, one of the purposes of the agreement was to enhance certain areas of the Company by utilizing management and operational support from the Pappas entities. The Company has since hired its own employees in these areas, and consequently, the scope of support services provided by the Pappas entities has greatly declined.

As part of the Affiliate Services Agreement, the Company leases a facility, which represents 21,000 square feet of shop space and 5,664 square feet of office space, at a rental rate of $0.24 per square foot per month. The office space is primarily used for dispatching repair and maintenance service calls to the Company's restaurants. The remainder of the facility is used primarily for repair and storage of new and used equipment.

The agreement also includes the costs incurred for alterations and modifications to existing equipment, as well as custom-fabrication, including stainless steel stoves, shelving, rolling carts, and chef tables. These items are custom-designed to fit the kitchens and are also engineered to give a longer service life than comparable pre-manufactured equipment.

The pricing of equipment, repair, and maintenance is set periodically and evaluated on an ongoing basis. Based on a periodic review of third-party pricing, it is management's opinion that pricing is set at or below market for comparable goods and services.

The Finance and Audit Committee of the Company's Board of Directors uses independent valuation consultants and the Company's external auditors to assist in periodically monitoring the scope, pricing, and fairness of the transactions associated with the Affiliate Services Agreement.

The following compares inception-to-date charges incurred under the Affiliate Services Agreement to total capital expenditures, general and administrative expenses, and operating and other costs:

                          ______________________________________________________
                                Costs Incurred (in thousands)
                          ______________________________________________
                                                        Total
                             Fiscal    1st       2nd     Year to  Total
                              Year   Quarter   Quarter    Date   for All    % of
                              2001     2002      2002     2002   Periods   Total
                          ______________________________________________________
COSTS INCURRED UNDER THE
AFFILIATE SERVICES AGREE-
MENT
  Accounting and
    Architectural
    Services              $     47  $     5  $     3  $     8  $     55      9%
  Travel                         4        0        0        0         4      1%
  Custom-Fabricated
    Restaurant Equipment
    and Repairs                200      301       16      317       517     81%
  Lease Cost for
    Houston Service Center      20       20       20       40        60      9%
                          _____________________________________________________
  Total                        271      326       39      365       636    100%
                          ______________________________________________________
CAPITAL EXPENDITURES AND
GENERAL OPERATING COSTS
  Capital Expenditures      17,630    3,062    3,035    6,097    23,727
  Occupancy &
    Other Costs            166,533   36,384   34,208   70,592   237,125
  General &
    Administrative          25,355    5,348    5,360   10,708    36,063
                          ______________________________________________________
  Total                   $209,518  $44,794  $42,603  $87,397  $296,915
                          ______________________________________________________
COSTS INCURRED UNDER THE
AFFILATE SERVICES AGREE-
MENT AS A PERCENTAGE OF
CAPITAL EXPENDITURES AND
GENERAL OPERATING COSTS      0.13%    0.73%    0.09%    0.42%     0.21%
                          ______________________________________________________


Liquidity and Capital Resources

Cash and cash equivalents decreased by $2,527,000 from the end of the preceding fiscal year to February 13, 2002. Timely property tax payments of approximately $7,204,000 made in the first two quarters ended February 13, 2002, contributed to this decrease. Capital expenditures for the fiscal year to date were $6,097,000. All capital expenditures for fiscal 2002 are being funded from cash flows from operations and cash equivalents. As of the quarter-end, the Company owned 11 properties held for sale, including five undeveloped land sites. The Company also has 11 properties held for future use.

Capital expenditures for fiscal 2002 are expected to approximate $15 million. The Company will focus on improving the appearance, functionality, and sales of existing restaurants. These efforts also include remodeling certain locations to other dining concepts, where feasible. One existing property was remodeled in the second quarter to create the Company's first new concept, Luby's Seafood, in Huntsville, Texas. Potential dining themes for other closed restaurants are still under consideration.

The Company typically carries current liabilities in excess of current assets because a substantial portion of cash generated from operating activities is reinvested in capital expenditures. At February 13, 2002, the Company had a working capital deficit of $13,165,000, in comparison to a working capital deficit of $13,906,000 at August 31, 2001. The lower deficit was primarily attributable to an increase in income tax receivable and a decrease in accrued expenses and other liabilities. This was offset by a decrease in payables.

Approximately $7 million of the $11.3 million total income tax receivable balance as of February 13, 2002, relates to the prior fiscal year and is expected to be refunded before the end of fiscal 2002. The remainder relates to current year tax benefits that are also recoverable in the form of refunds in the next fiscal year due to recently enacted changes in tax legislation that will allow for extended carrybacks of net operating losses.

As of September 1, 2001, the Company had a balance of $122 million outstanding under the credit facility. Due to the events of September 11 and the resulting impact on the economy, the Company was unable to meet the first-quarter fiscal 2002 EBITDA covenant requirement. Accordingly, the Company obtained a waiver and amendment to its credit facility dated December 5, 2001, which waived its noncompliance with previous EBITDA requirements, reset remaining fiscal 2002 quarterly EBITDA targets to a total of $16.6 million for the year, and limited capital expenditures to $15 million. Year to date during fiscal year 2002, three payments totaling $1,056,000 were made to the credit facility, which brought the balance to $120.9 million as of February 13, 2002. There is no ability to borrow additional funds under the credit facility.

The current maturity date of the Company's credit facility is April 30, 2003, with a provision for further extension to April 30, 2004, given satisfaction of "Further Extension Conditions" detailed in the Waiver and Fifth Amendment to the Credit Facility. The conditions stipulate a minimum annual EBIDTA of $20 million for fiscal 2002, that no default has occurred, that all required payments have been made, and that the Company pay an administrative fee at the time of extension. The Company is engaged in ongoing discussions with members of its bank group regarding refinancing. Although the Company expects that no default will occur and all payments will be made timely, the Company intends to explore refinancing or alternative financing at the proper time, if necessary.

Based on current projections for fiscal 2002, management believes that the Company's operating results will generate sufficient working capital, along with available cash, to sustain operations and meet required loan covenants and interest payment obligations throughout the year. In the event that the Company is unable to refinance the existing debt at maturity, it would be classified as current and the Company's credit facility lenders would have the right to exercise any and all remedies, including the right to demand immediate repayment of the entire amount outstanding ($120.9 million at February 13, 2002) or the right to pursue foreclosure on assets pledged as collateral. As of February 13, 2002, $252 million of the Company's total book value, or 72.6% of its total assets, in owned real estate, improvements, equipment, and fixtures was pledged as collateral under the credit facility.

If the Company is required to arrange alternate financing, it may not be able to obtain such financing from traditional commercial lenders. The Company may have to arrange financing through high-yield debt or conduct additional sales of its equity securities through public or private financing. The Company would be subject to higher than prevailing interest rates than would be obtainable through commercial lenders if financing were arranged through high-yield debt. Substantial and immediate dilution to existing shareholders would likely result from sales of equity securities.

In the interim, the Company has taken steps to improve its fiscal 2002 operating results and anticipated cash flows, including cost-saving initiatives in the areas of risk management, labor optimization, and purchasing.

In prior fiscal years, the Company had Interest Rate Protection Agreements (Swaps) that effectively fixed the interest rate on a portion of its floating-rate debt under its line of credit. The Company terminated its Swaps effective July 2, 2001, due to declining interest rates. The Company currently has a total of $130.9 million in variable-rate debt: $120.9 million under its credit facility at prime plus an applicable margin as required by the amended credit facility and $10 million in subordinated convertible notes loaned to the Company by its CEO and COO at LIBOR plus 2%.

Through four separate subordinated convertible debt agreements, Christopher J. Pappas and Harris J. Pappas, the CEO and COO of Luby's, respectively, loaned the Company a total of $10 million in exchange for the right to convert them to stock at $5.00 per share. The loans were conditioned upon receipt of certain agreements from the Company's existing credit syndicate under its $125 million credit facility. These agreements were part of the Fourth Amendment to the Credit Facility. Messrs. Pappas have no legal obligation to make additional loans to Luby's, Inc. in the future.


Commitments and Contingencies

In connection with the Luby's Incentive Stock Plan as approved by the shareholders of the Company at the January 8, 1999, annual meeting of shareholders, the Company guaranteed loans in fiscal 1999 of approximately $1,857,000 to enable officers to purchase stock in the Company. As of February 13, 2002, the notes, which each officer obtained from J.P. Morgan Chase & Co. and mature in fiscal 2004, have a total outstanding balance of approximately $1,614,000. The purchased Company stock can be used by the borrowers to satisfy a portion of their obligation. The Company does not anticipate default on the loans by any of the borrowers; however, in the event of such default, the Company is obligated to purchase the specific borrower's loan from J.P. Morgan Chase & Co. and would therefore become the holder of the notes. If the Company becomes the holder of any defaulted notes, it intends to pursue collection of such notes using all available remedies. See Note 10.


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

From time to time, the U.S. Congress considers an increase in the federal minimum wage. The restaurant industry is intensely competitive, and in such case, the Company may not be able to transfer all of the resulting increases in operating costs to its customers in the form of price increases.


Reserve for Restaurant Closings

No additional restaurants were impaired during the second quarter of fiscal 2002. Of the 17 restaurants designated for closure as of August 31, 2001, 11 were closed in the first quarter of fiscal 2002 (one of which was later reopened as a new concept) and one was closed in the second quarter. As of August 31, 2001, the balance in the reserve for restaurant closings was $4.5 million. During the first two quarters of fiscal 2002, the Company paid $56,000 in lease settlement costs and $72,000 in other exit costs. The Company also charged $130,000 to the reserve, and subsequently paid $130,000 in employee termination costs. After the changes in the reserve noted here, the balance decreased to $4.4 million as of February 13, 2002. See Note 6 for further discussion.


New Accounting Pronouncements

The Company reviewed recent accounting pronouncements, including SFAS 144, entitled "Accounting for the Impairment or Disposal of Long-Lived Assets." The provisions of SFAS 144 supersede SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of," and will take effect in fiscal 2003 for the Company. At that time, the Company will ensure existing policies are consistent with the provisions of SFAS 144. The Company does not currently expect the adoption of SFAS 144 to have a material effect on earnings or the financial position of the Company.


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

                             Part II - OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders

    (a) The 2002 annual meeting of shareholders of Luby's, Inc. was held on January 11, 2002.

    (b) The directors elected at the meeting were Judith B. Craven, Arthur R. Emerson, Frank Markantonis, Christopher J. Pappas, Harris J. Pappas, and Gasper Mir, III. The other directors whose terms continued after the meeting are Ronald K. Calgaard, Roger R. Hemminghaus, Robert T. Herres, Walter J. Salmon, Joanne Winik, and Jim W. Woliver.

    (c) The matters voted upon at the meeting were (i) the election of one director to serve until the 2003 Annual Meeting of Shareholders, the election of one director to serve until the 2004 Annual Meeting of Shareholders, and the election of four directors to serve until the 2005 Annual Meeting of Shareholders; (ii) the approval of the appointment of Ernst & Young LLP as auditors for the 2002 fiscal year; and (iii) the unscheduled Mathis Proposal regarding the elimination of the greater than majority voting.

    (d) With respect to the election of directors, the results of the voting were:

                                       Shares Voted    Shares    Broker
                   Nominee                  For       Abstained  Nonvotes
               Judith B. Craven         18,753,716    1,142,392    -0-
               Arthur R. Emerson        18,821,746    1,074,362    -0-
               Frank Markantonis        19,598,932      297,176    -0-
               Christopher J. Pappas    19,224,471      671,637    -0-
               Harris J. Pappas         19,197,542      698,568    -0-
               Gasper Mir, III          19,581,773      314,335    -0-

    (e) With respect to the approval of the appointment of auditors, the results of the voting were:

               Shares voted "for"       19,775,402
               Shares voted "against"       73,293
               Shares abstaining            47,411
               Broker nonvotes                 -0-

    (f) With respect to the approval of the unscheduled Mathis Proposal, the results of the voting were:

               Shares voted "for"              750
               Shares voted "against"   16,213,200

Item 6.  Exhibits and Reports on Form 8-K

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

 10(y) - Affiliate Services Agreement dated August 31, 2001, by and among
         Luby's, Inc., Christopher J. Pappas, Harris J. Pappas, Pappas Restaurants, L. P., and Pappas Restaurants, Inc. (filed as Exhibit 10(y) to the Company's Annual Report on Form 10-K for the fiscal year ended August 31, 2001, and refiled herewith to include signature references and an exhibit that were inadvertently omitted).

 10(z) - Ground Lease for a cafeteria site dated March 25, 1994, by and between Luby's Cafeterias, Inc. and PHCG Investments, as amended by Lease Amendment dated July 6, 1994 (filed as Exhibit 10(z) to the Company's Annual Report on Form 10-K for the fiscal year ended August 31, 2001, and incorporated herein by reference).

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

 10(dd)- Luby's, Inc. Amended and Restated Nonemployee Director Phantom Stock
         Plan effective September 28, 2001.*

 11    - Statement re computation of per share earnings.

 99(a) - Corporate Governance Guidelines of Luby's, Inc., as amended October 25,
         2001 (filed as Exhibit 99(a) to the Company's Annual Report on
         Form 10-K for the fiscal year ended August 31, 2001, and refiled herewith to correct the date of amendment).

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

Dated:  March 27, 2002


















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

 10(y) - Affiliate Services Agreement dated August 31, 2001, by and among
         Luby's, Inc., Christopher J. Pappas, Harris J. Pappas, Pappas Restaurants, L. P., and Pappas Restaurants, Inc. (filed as Exhibit 10(y) to the Company's Annual Report on Form 10-K for the fiscal year ended August 31, 2001, and refiled herewith to include signature references and an exhibit that were inadvertently omitted).

 10(z) - Ground Lease for a cafeteria site dated March 25, 1994, by and between Luby's Cafeterias, Inc. and PHCG Investments, as amended by Lease Amendment dated July 6, 1994 (filed as Exhibit 10(z) to the Company's Annual Report on Form 10-K for the fiscal year ended August 31, 2001, and incorporated herein by reference).

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

 10(dd)- Luby's, Inc. Amended and Restated Nonemployee Director Phantom Stock
         Plan effective September 28, 2001.*

 11    - Statement re computation of per share earnings.

 99(a) - Corporate Governance Guidelines of Luby's, Inc., as amended October 25,
         2001 (filed as Exhibit 99(a) to the Company's Annual Report on
         Form 10-K for the fiscal year ended August 31, 2001, and refiled herewith to correct the date of amendment).

*Denotes management contract or compensatory plan or arrangement.