Form 10-Q
period 2002-05-08
LUBYS INC
filed 2002-06-19
CIK 16099

FORM 10-Q

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

(Mark One)

[x]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 8, 2002

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

              Common Stock:  22,433,043 shares outstanding as of June 13, 2002,
                             (exclusive of 4,970,024 treasury shares)

Part I - FINANCIAL INFORMATION

Item 1.  Financial Statements



                                          LUBY'S, INC.
                          CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)
                               (In thousands except per share data)
                                             Quarter Ended              Three Quarters Ended
                                           May 8,        May 31,        May 8,       May 31,
                                            2002          2001           2002         2001
                                        ____________  ____________  ____________  ____________
                                         (84 days)     (92 days)     (250 days)    (273 days)


Sales                                    $  93,069     $121,677       $279,521      $347,796

Costs and expenses:
  Cost of food                              23,902       30,305         71,092        88,649
  Payroll and related costs                 28,397       41,254         93,319       117,840
  Occupancy and other operating expenses    34,044       42,512        104,637       123,903
  Provision for asset impairments
    and restaurant closings (See Note 7)       128            -            259        10,199
  General and administrative expenses        4,707        6,415         15,415        19,437
                                         _________     ________       ________      ________
                                            91,178      120,486        284,722       360,028
                                         _________     ________       ________      ________
      Income (loss) from operations          1,891        1,191         (5,201)      (12,232)

Interest expense                            (2,317)      (3,534)        (7,300)       (8,475)
Other income, net                              169          703            926         1,479
                                         _________     ________       ________      ________

      Income (loss) before income taxes       (257)      (1,640)       (11,575)      (19,228)

Income tax expense (benefit)                   (83)        (574)        (3,894)       (6,730)
                                         _________     ________       ________      ________

      Net income (loss)                  $    (174)  $   (1,066)      $ (7,681)     $(12,498)
                                         _________     ________       ________      ________

Net income (loss) per share - basic
  and assuming dilution                  $   (0.01)  $    (0.05)      $  (0.34)     $  (0.56)
                                         _________     ________       ________      ________

EBITDA (See Note 6)                      $   7,277   $    7,239       $ 10,851      $ 15,597
                                         _________     ________       ________      ________

EBITDA per share - basic                 $    0.32   $     0.32       $   0.48      $   0.70
                                         _________     ________       ________      ________


See accompanying notes.



                                LUBY'S, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                               (In thousands)

                                                           May 8,   August 31,
                                                            2002      2001
                                                         _________  _________
ASSETS                                                  (unaudited)
Current assets:
  Cash and cash equivalents                               $  5,485   $ 4,099
  Short-term investments (See Note 3)                       20,567    19,984
  Trade accounts and other receivables                         239       358
  Food and supply inventories                                2,411     2,701
  Prepaid expenses                                           2,306     2,765
  Income tax receivable                                      5,343     4,468
                                                          ________  ________

    Total current assets                                    36,351    34,375

Property held for sale                                       5,496     3,047
Investments and other assets                                 8,621     5,929
Deferred income taxes                                        1,779     4,931
Property, plant, and equipment - at cost,
  net (See Note 4)                                         292,246   305,180
                                                          ________  ________

Total assets                                              $344,493  $353,462
                                                          ________  ________
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                        $ 19,167  $ 13,696
  Accrued expenses and other liabilities
    (See Note 5)                                            27,553    34,585
                                                          ________  ________

    Total current liabilities                               46,720    48,281

Long-term debt (See Note 6)                                120,944   122,000
Convertible subordinated notes - related
  party (See Note 6)                                         5,735     5,401
Deferred income taxes and other credits                      2,990     2,271
Reserve for restaurant closings (See Note 7)                 3,151     4,506
Commitments and contingencies (See Note 8)                       -         -
                                                          ________  ________

   Total liabilities                                       179,540   182,459
                                                          ________  ________
Shareholders' equity:
  Common stock                                               8,769     8,769
  Paid-in capital                                           37,209    37,181
  Deferred compensation (See Note 9)                        (2,394)   (3,299)
  Retained earnings                                        227,034   234,715
  Accumulated other comprehensive income (loss)
    (See Note 10)                                             (108)     (592)
  Less cost of treasury stock                             (105,557) (105,771)
                                                          ________  ________

    Total shareholders' equity                             164,953   171,003
                                                          ________  ________

Total liabilities and shareholders' equity                $344,493  $353,462
                                                          ________  ________
See accompanying notes.
                                LUBY'S, INC.
          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
                               (In thousands)

                                                          Three Quarters Ended
                                                           May 8,      May 31,
                                                            2002        2001
                                                         __________  __________
                                                         (250 days)  (273 days)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                          $(7,681)   $(12,498)
  Adjustments to reconcile net income (loss) to
    net cash provided by operating activities:
      Depreciation and amortization                         14,887      17,320
      Amortization of deferred loss on interest
        rate swaps                                             745           -
      Amortization of discount on convertible
        subordinated notes                                     334           -
      Provision for asset impairments and
        restaurant closings                                    259      10,200
      Gain on disposal of property held for sale              (110)     (1,201)
      Loss on disposal of property, plant, and equipment       146          45
      Noncash directors' fees                                  188          84
      Noncash compensation expense                             905         560
                                                           _______    ________
        Cash provided by operating activities before
          changes in operating assets and liabilities        9,673      14,510
     Changes in operating assets and liabilities:
        (Increase) decrease in trade accounts and
          other receivables                                    119         (55)
        (Increase) decrease in food and supply inventories     290          32
        (Increase) decrease in prepaid expenses                459       2,726
        (Increase) decrease in income tax receivable          (875)     (3,200)
        (Increase) decrease in other assets                    253      (1,418)
        Increase (decrease) in accounts payable              5,471      (3,035)
        Increase (decrease) in accrued expenses and
          other liabilities                                 (7,032)      2,936
        Increase (decrease) in deferred income taxes
          and other credits                                  3,611         (76)
        Increase (decrease) in reserve for
          restaurant closings                               (1,614)     (1,211)
                                                           _______    ________
          Net cash provided by (used in)
            operating activities                           $10,355    $ 11,209
                                                           _______    ________
CASH FLOWS FROM INVESTING ACTIVITIES:
  (Increase) decrease in short-term investments            $  (583)   $ (5,935)
  Proceeds from disposal of property held for sale           1,093       6,935
  Purchases of property, plant, and equipment, net          (8,477)    (13,678)
                                                           _______    ________

Net cash provided by (used in) investing activities         (7,967)    (12,678)
                                                           _______    ________

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from (payments on) long-term borrowings          (1,056)      7,000
  Proceeds from (payments on) borrowings against
    cash surrender value of officers' life insurance             -       3,623
  Proceeds received on the exercise of employee
    stock options                                               54           -
  Dividends paid                                                 -      (2,242)
                                                           _______    ________

         Net cash provided by (used in)
           financing activities                             (1,002)      8,381
                                                           _______    ________

Net increase (decrease) in cash and cash equivalents         1,386       6,912
Cash and cash equivalents at beginning of period             4,099         679
                                                           _______    ________

Cash and cash equivalents at end of period                 $ 5,485    $  7,591
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
_____________________________________________________________________________________________

Balance at
 August 31,
 2001(audited) 27,403 $8,769 (4,980) $(105,771) $37,181  $(3,299)  $234,715  $(592)  $171,003

Other compre-
 hensive in-
 come (loss),
 net of taxes:
  Reclassifi-
   cation ad-
   justment
   for loss
   recognized
   on termina-
   tion of in-
   terest rate
   swaps, net of
   taxes of $261    -      -      -          -        -       -           -    484        484

Net income (loss)
 year to date       -      -      -          -        -       -      (7,681)     -     (7,681)

Common stock
 issued
 under benefit
 plans, net of
 shares tendered
 in partial
 payment and
 including tax
 benefits           -      -     10        214       28       -           -      -        242

Noncash stock
 compensation
 expense            -      -      -          -        -     905           -      -        905
               ______________________________________________________________________________

Balance at
 May 8, 2002   27,403 $8,769 (4,970) $(105,557) $37,209 $(2,394)   $227,034  $(108)  $164,953
               ______________________________________________________________________________

See accompanying notes.




                                    LUBY'S, INC.
                     NOTES TO FINANCIAL STATEMENTS (unaudited)
                                    May 8, 2002

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

Certain fiscal 2001 balances have been reclassified to conform with the fiscal 2002 presentation.

Note 2:  ACCOUNTING-PERIOD CHANGE

Beginning with the 2002 fiscal year, the Company changed its accounting intervals from 12 calendar months to 13 four-week periods. To properly accommodate this change, the first period began September 1, 2001, and covered 26 days; subsequent periods cover 28 days. The first, second, third, and fourth quarters of fiscal year 2002 include 82, 84, 84, and 112 days, respectively. Fiscal year 2002 is therefore 362 days in length compared to 365 days in fiscal year 2001. Fiscal year 2003 and most years going forward will be 364 days in length.

Note 3:  SHORT-TERM INVESTMENTS

The Company maintained a balance of $20.6 million and $20.0 million in short-term investments as of May 8, 2002, and August 31, 2001, respectively. This cash is invested in money-market funds.

Note 4:  PROPERTY, PLANT, AND EQUIPMENT

The cost and accumulated depreciation of property, plant, and equipment at May 8, 2002, and August 31, 2001, together with the related estimated useful lives used in computing depreciation and amortization, are reflected below:

                                     May 8,      August 31,        Estimated
                                      2002         2001          Useful Lives
                                   _________     _________       ____________
                                        (In thousands)

Land                                $ 73,664      $ 79,977                 -
Restaurant equipment and
  furnishings                        136,427       135,670     3 to 15 years
Buildings                            236,556       236,091    20 to 40 years
Leasehold and leasehold
  improvements                        33,009        35,582    Term of leases
Office furniture and equipment        11,978        11,486     5 to 10 years
Transportation equipment                 897           937           5 years
Construction in progress                   -           289                 -
                                    ________      ________

                                     492,531       500,032
Less accumulated depreciation
 and amortization                    200,285       194,852
                                    ________      ________

                                    $292,246      $305,180
                                    ________      ________

Note 5:  INSURANCE

In the summer of 2001, the Company initiated an accident-prevention program designed to increase employee and guest safety. Shortly thereafter, to enhance the program and to better control costs, the Company began managing new claims in-house.

The Company obtains reserve estimates from key members of its risk management department. These employees manage and review detailed information associated with each claim. In addition, actuarial analysts review reserve estimates on the claims. The analysts use actuarial techniques, including those focused on historical claims, to arrive at their estimates. Consistent with prior practice, the Company regularly reviews its recorded liability balance to ensure that it falls within the range of estimates of the Company's risk management staff and that of the actuarial analysts.

The expenses for workers' compensation and general liability are estimated based on all known claims information. For the first three quarters of fiscal 2002, both the actuarial analysts and the Company's risk management staff concluded that employee and guest injury claims under the new program are occurring at a much lower level than those experienced in the first three quarters of fiscal 2001.

                         Workers' Compensation Expense
___________________________________________________________________________

                                        Period Ended
                                     May 8,       May 31,        Decrease
                                      2002         2001         (Increase)
                                     ______       _______       __________
                                              (In thousands)

    3rd quarter                      $  545        $2,887         $2,342
                                     ______        ______         ______

    Year to date                     $4,123        $7,379         $3,256
                                     ______        ______         ______

Actual claims settlements and expenses may differ from interim loss provisions. The Company cannot make any assurances as to the ultimate level of claims under the new in-house safety program or whether declines in incidence of claims as well as claims costs experienced year to date in fiscal 2002 will continue in future periods.

Note 6:  DEBT

SENIOR DEBT
At August 31, 2001, the Company had a credit facility balance of $122 million with a syndicate of four banks. Weakened demand and increased recessionary trends following September 11, 2001, resulted in the Company's inability to meet its first quarterly EBITDA covenant for fiscal year 2002. Accordingly, the Company obtained a waiver and amendment to its credit agreement dated December 5, 2001, which waived its noncompliance with first-quarter EBITDA requirements, reset the EBITDA requirement to $16.6 million for fiscal 2002, and limited capital expenditures for the year to $15 million. Per the amended credit agreement, EBITDA is defined as operating income before interest, taxes, depreciation, amortization, and the noncash portion of Harris J. Pappas's and Christopher J. Pappas's stock option compensation. (See Note 9.) The Company expects to be in compliance with its revised covenants for the remainder of fiscal year 2002.

Three payments were made to date in fiscal 2002 which reduced the balance of the credit facility to $120.9 million. These payments were made in compliance with the amended credit agreement, which requires that the Company pay the facility down in amounts equal to all proceeds received from the sale of real and personal property. The payments were a result of three land sales totaling $1.1 million.

SUBORDINATED DEBT
On March 9, 2001, the Company's newly appointed CEO and COO, Christopher J. Pappas and Harris J. Pappas, respectively, made commitments to loan the Company a total of $10 million in exchange for convertible subordinated notes that were funded in the fourth quarter of fiscal 2001. The notes bear interest at LIBOR (London InterBank Offered Rate) plus 2%, payable quarterly, and have a stated redemption date of March 1, 2011. Interest through September 1, 2003, may be paid in a combination of cash, common stock, or both at the Company's election, subject to certain restrictions on the amount of stock issued. All interest to date has been paid in cash.

Notwithstanding any accrued interest that may also be converted to stock, the notes are convertible into the Company's common stock at $5.00 per share for 2,000,000 shares at the option of the holders at any time after January 2, 2003, and prior to the stated redemption date. The market price of the Company's stock on the commitment date (as determined by the closing price on the New York Stock Exchange on the date of issue) was $7.34. The difference between the market price and strike price of $5.00, or $2.34 per share, multiplied by the 2,000,000 convertible shares equals approximately $4.7 million. Applicable accounting principles require that this amount, which represents the intrinsic value of the beneficial conversion feature, be recorded as both a component of paid-in capital and a discount from the $10 million.

The carrying value of the notes at August 31, 2001, net of the unamortized discount, was approximately $5.4 million. The carrying value of the notes at May 8, 2002, was approximately $5.7 million.

The discount of $4.7 million is being amortized to interest expense over a period of ten years. The Company has amortized $334,000 of this discount during the fiscal year to date ended May 8, 2002. The amortization of the note discount to date is as follows:


                Balance of Convertible Subordinated Notes
                _________________________________________

                            Original           Discount
     Period-End              Balance            Balance             Net Balance
_______________________________________________________________________________
                                   (In thousands)

As of June 29, 2001          $10,000           $(4,680)               $5,320
As of August 31, 2001         10,000            (4,599)                5,401
As of May 8, 2002             10,000            (4,265)                5,735


EFFECT OF CONVERTIBLE NOTES AND OTHER SECURITIES ON EARNINGS PER SHARE Potentially dilutive securities, which include the convertible subordinated notes and stock options, are antidilutive in loss periods. As the Company had a net loss for the quarter and year to date, earnings per share assuming dilution equals basic earnings per share.

Note 7:  IMPAIRMENT OF LONG-LIVED ASSETS AND RESTAURANT CLOSINGS

In accordance with Company guidelines, management periodically reviews the financial performance of each restaurant for indicators of impairment or indicators that closure would be appropriate. Where indicators are present, such as three full fiscal years of negative cash flows or other unfavorable market conditions, the carrying values of assets are written down to the estimated future discounted cash flows or fully written off in the case of negative cash flows anticipated in the future. Estimated future cash flows are based upon regression analyses generated from similar Company restaurants, discounted at the Company's weighted-average cost of capital.

No restaurants have been impaired during fiscal 2002. The Company did close one restaurant not previously designated for closure. The net quarterly provision for asset impairment and restaurant closings includes the loss associated with closing the restaurant offset by the charge reversals for two lease settlements that were slightly more favorable than originally anticipated.

During fiscal 2001, the Company recorded a pretax charge of $30.4 million as a result of its reviews for impairments in accordance with SFAS 121 and assessments of closure costs. The principal components of the fiscal 2001 charge were as follows:

RESTAURANTS DESIGNATED FOR CLOSURE
Charges of $11.6 million were incurred for the closing of 15 underperforming restaurants; subsequently, a total of 12 were closed during the first three quarters of fiscal year 2002. (As explained below, two other restaurants were closed for remodel and conversion to new concepts.) This charge included the cost to write down the properties and equipment to net realizable value and estimated costs for the settlement of lease obligations, legal and professional fees, and other exit costs. Employee severance costs were not accrued as of August 31, 2001, but were paid out and primarily expensed in the period of closure. As of May 8, 2002, approximately 531 employees have been terminated due to restaurant closings since September 1, 2001.

IMPAIRED RESTAURANTS
Charges of $17.0 million were incurred for asset impairment of 13 restaurants that the Company continues to operate. In accordance with SFAS 121, the properties were written down to the estimated future discounted cash flows or fully written off in the case of negative future cash flows.

PROPERTY UNDER DISSOLVED JOINT VENTURE
Charges of $0.8 million were incurred primarily for the impairment of one property operated under a joint venture with Waterstreet, Inc. The joint venture, L&W Seafood, Inc., was terminated in 1999. However, the property used by the joint venture was retained for a time to evaluate its potential use. This location remained vacant for over a year, after which time the Company decided against retaining it. This property was written down to its estimated net realizable value and was sold in fiscal year 2001.

NEW CONCEPTS
Charges of $1.0 million were associated with the write-off of assets for two locations that were slated for remodel and conversion to new concepts before the end of fiscal year 2002. The Company closed both units by October 31, 2001. Property that could not be salvaged, transferred, or effectively reused was written off. One of the two locations was reopened as a seafood restaurant in the second quarter of fiscal 2002.

OPERATING RESULTS FOR RESTAURANTS DESIGNATED FOR CLOSURE
The comparative quarterly and year-to-date results of operations for the 15 restaurants designated for closure at August 31, 2001, were as follows:

                                     Quarter Ended      Three Quarters Ended
                                   May 8,     May 31,     May 8,      May 31,
                                    2002       2001        2002        2001
                                  ________   ________    ________    ________
                                  (84 days)  (92 days)  (250 days)  (273 days)
                                                  (In thousands)

          Sales                    $1,114     $5,069      $5,508     $14,840
          Operating loss             (674)    (1,103)     (2,667)     (2,860)

RESERVE FOR RESTAURANT CLOSINGS
All material cash outlays associated with prior closure plans were completed by August 31, 2001. Under the current plan, the Company had a reserve for restaurant closings of $3.2 million at May 8, 2002. Excluding lease termination settlements, it is anticipated that all material cash outlays required for the restaurant closings planned as of August 31, 2001, will be made prior to August 31, 2002. The following is a summary of the types and amounts recognized as restaurant-closure costs together with cash payments under the fiscal year 2001 plan through the period ended May 8, 2002:


                                          Reserve Balance
                         ______________________________________________________
                           Lease        Legal and               Other
                         Settlement   Professional  Workforce   Exit     Total
                           Costs          Fees      Severance   Costs   Reserve
                        _______________________________________________________
                                           (In thousands)

As of August 31, 2001      $4,206       $  -        $   -      $ 300   $ 4,506
  Cash receipts (payments)   (856)         -         (130)      (126)   (1,112)
  Other additions
    (reductions)             (373)         -          130          -      (243)
                           ______       ____         ____       ____    ______

As of May 8, 2002          $2,977       $  -         $  -       $174    $3,151
                           ______       ____         ____       ____    ______

Note 8:  COMMITMENTS AND CONTINGENCIES

OFFICER LOANS
In fiscal 1999, the Company guaranteed loans of approximately $1.9 million relating to purchases of Company stock by officers of the Company. Under the officer loan program, shares were purchased and funding was obtained from JPMorgan Chase Bank. As of May 8, 2002, the notes, which mature in fiscal 2004, have an outstanding balance of approximately $1.6 million. In the event of possible default, the Company would purchase the loans from JPMorgan Chase Bank, become holder of the notes, record the receivables, and pursue collection in the event that note requirements are not met. The purchased Company stock has been and can be used by borrowers to satisfy a portion of their loan obligation. As of May 8, 2002, based on the market price on that day, approximately $712,000, or 44% of the note balances, could have been covered by stock, while approximately $902,000, or 56%, would have remained outstanding.

PENDING CLAIMS AND LAWSUITS
The Company is presently, and from time to time, subject to pending claims and lawsuits arising in the ordinary course of business. In the opinion of management, resolution of these pending legal proceedings will not have a material adverse effect on the Company's operations or consolidated financial position.

Note 9:  DEFERRED COMPENSATION - EXECUTIVE STOCK OPTIONS

In connection with their employment agreements effective March 9, 2001, the CEO and COO were granted a total of approximately 2.2 million stock options. From that date through fiscal 2004, the Company will recognize a total of $5.2 million in noncash compensation expense associated with these options. A total of $905,000 was recognized for the first three quarters of fiscal 2002, while cumulatively for fiscal 2001 and 2002, $2.8 million has been recognized to date.

Note 10:  DERIVATIVE FINANCIAL INSTRUMENTS

The Company adopted Statement of Financial Accounting Standards No. 133 (SFAS
133), "Accounting for Derivative Instruments and Hedging Activities," and its amendments, Statements No. 137 and 138, on September 1, 2000. SFAS 133 requires that all derivative instruments be recorded on the balance sheet at fair value. Pursuant to this standard, the Company designated its Interest Rate Protection Agreements (Swaps) as cash flow hedge instruments. Swaps have been used to manage exposure to interest rate movement by effectively changing the variable rate to a fixed rate. The critical terms of the Swaps and the interest-bearing debt associated with the Swaps were the same; therefore, the Company assumed that there was no ineffectiveness in the hedge relationship. Changes in fair value of the Swaps are recognized in other comprehensive income (loss), net of tax effects, until the hedged items are recognized in earnings. Due to declining interest rates and in anticipation of additional future unfavorable interest rate changes, the Company terminated the Swaps on July 2, 2001, for a cash payment of $1.3 million, including accrued interest of $163,000.

In accordance with SFAS 133, the loss of $1.1 million is being recognized as interest expense over the original term of the Swaps (through June 30, 2002). At May 8, 2002, $108,000, net of taxes of $58,000, remains in accumulated other comprehensive loss.

Note 11:  COMPREHENSIVE INCOME (LOSS)

The Company's comprehensive income (loss) is comprised of net income (loss) and adjustments to derivative financial instruments. The components of comprehensive income (loss) are as follows:

                                                           Quarter Ended
                                                      May 8,          May 31,
                                                       2002            2001
                                                    ____________   ____________
                                                      (84 days)      (92 days)
                                                           (In thousands)

Net income (loss)                                     $   (174)     $ (1,066)
Other comprehensive income, net of taxes:
    Net derivative income (loss), net of taxes
      of $123                                                -          (228)
    Reclassification adjustment for gains included
      in net income (loss), net of taxes of $51              -           95
    Reclassification adjustment for loss recognized on
      termination of interest rate swaps, net of taxes
      of $87                                               161             -
                                                      ________      ________

Comprehensive income (loss)                           $    (13)     $ (1,199)
                                                      _______        _______

                                                      Three Quarters Ended
                                                       May 8,         May 31,
                                                        2002           2001
                                                     __________     __________
                                                     (250 days)     (273 days)
                                                          (In thousands)

Net income (loss)                                     $(7,681)      $(12,498)
Other comprehensive income, net of taxes:
    Cumulative effect of a change in accounting
      for derivative financial instruments upon
      adoption of SFAS 133, net of taxes of $61             -            114
    Net derivative income (loss), net of taxes of $528      -           (981)
    Reclassification adjustment for gains included in
      net income (loss), net of taxes of $50                -             93
    Reclassification adjustment for loss recognized
      on termination of interest rate swaps, net of
      taxes of $261                                       484              -
                                                      _______       ________

Comprehensive income (loss)                           $(7,197)      $(13,272)
                                                      _______       ________

Note 12:  RELATED PARTIES

PROFIT SHARING AND RETIREMENT TRUST PLAN INVESTMENT ADVISORS
A director of the Company, Ronald K. Calgaard, is also a director of Austin, Calvert & Flavin, Inc., a firm that provides investment services for the Company's profit sharing and retirement trust plan (the Plan). The Plan currently uses the services of four investment advisors. During the three quarters ended May 8, 2002, the Plan paid Austin, Calvert & Flavin, Inc. a total of approximately $46,000.

AFFILIATE SERVICES AGREEMENT
The CEO and COO of the Company, Christopher J. Pappas and Harris J. Pappas, respectively, own a restaurant company that provides services to Luby's, Inc. as detailed in an Affiliate Services Agreement. Under the terms of that agreement, the restaurant company has provided accounting, architectural, and general business services; basic equipment maintenance; specialized equipment fabrication; and warehouse leasing. The scope and pricing of services rendered under the Affiliate Services Agreement are reviewed periodically by the Finance and Audit Committee of the Company's Board. The Committee uses the services of the Company's external auditors and independent valuation consultants to monitor the transactions associated with the agreement for fairness.

As part of this Affiliate Services Agreement, the Company entered into a three-year lease which commenced on June 1, 2001, and ends May 31, 2004. The amount paid by the Company pursuant to the terms of this lease was approximately $60,000 for the three quarters ended May 8, 2002. The agreement also includes the costs incurred for modifications to existing equipment, as well as custom-fabrication, including stainless steel stoves, shelving, rolling carts, and chef tables. The total cost of these services for fiscal 2002 year to date was $461,000. The Company is currently reviewing the Affiliate Services Agreement to address revisions that may be appropriate given the declining level and scope of services being provided. All amounts charged under the Affiliate Services Agreement have been paid except for the most recent professional and consulting fees of approximately $3,000.

OPERATING LEASE
In a separate contract from the Affiliate Services Agreement, pursuant to the terms of a ground lease dated March 25, 1994, the Company paid rent to PHCG Investments for a Luby's restaurant operating in Dallas, Texas. Christopher J. Pappas and Harris J. Pappas are general partners of PHCG Investments. The amount paid by the Company to PHCG Investments pursuant to the terms of the lease agreement during the fiscal year to date was approximately $63,000. Rents paid for both the ground lease and the Affiliate Services Agreement lease combined represent 2.2% of total rents paid by the Company for the three quarters ended May 8, 2002.

SUBORDINATED DEBT
As described in Note 6 in the section entitled "Subordinated Debt," the CEO and COO loaned the Company a total of $10 million in the form of convertible subordinated notes to support the Company's future operating cash needs. The entire balance was outstanding as of May 8, 2002.

BOARD OF DIRECTORS
Pursuant to the terms of a separate Purchase Agreement dated March 9, 2001, entered into by and among the Company, Christopher J. Pappas and Harris J. Pappas, the Company agreed to submit three persons designated by Christopher J. Pappas and Harris J. Pappas as nominees for election for directors. Messrs. Pappas designated themselves and Frank Markantonis as their nominees for directors, all of whom were subsequently elected. Christopher J. Pappas and Harris J. Pappas are brothers. As disclosed in the proxy statement for the January 11, 2002, annual meeting of shareholders, Frank Markantonis is an attorney whose principal client is Pappas Restaurants, Inc., an entity owned by Harris J. Pappas and Christopher J. Pappas.

KEY MANAGEMENT PERSONNEL
Ernest Pekmezaris, the Chief Financial Officer of the Company, is also the Treasurer of Pappas Restaurants, Inc. Compensation for the services provided by Mr. Pekmezaris to Pappas Restaurants, Inc. is paid entirely by that entity.

Peter Tropoli, the Senior Vice President-Administration of the Company, is an attorney who, from time to time, has provided litigation services to entities controlled by Christopher J. Pappas and Harris J. Pappas. Mr. Tropoli is the stepson of Frank Markantonis, who, as previously mentioned, is a director of the Company.

Paulette Gerukos, Administration Assistant of the Human Resources Department of the Company, is the sister-in-law of Harris J. Pappas, the Chief Operating Officer.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Management's discussion and analysis of financial condition and results of operations should be read in conjunction with the consolidated financial statements and footnotes for the quarter ended May 8, 2002, and the audited financial statements filed on Form 10-K for the fiscal year ended August 31, 2001.


OVERVIEW

As of May 8, 2002, Luby's, Inc. owned and operated 198 restaurants located primarily in the southern and southwestern United States. The Company provides its customers with a wide variety of freshly cooked foods at reasonable prices in an attractive and informal environment. The Company's primary competitors include family-style and casual-dining restaurants, buffets, cafeterias, and quick-service restaurants in the home-meal-replacement category.


13-PERIOD YEAR

The Company modified its accounting fiscal year from one separated into 12 calendar months to one separated into 13, 28-day intervals. Although this change generates notable timing differences when comparing the current to the prior fiscal year, financial results on an annual basis should be substantially unaffected. The primary purpose for this change was to provide more consistent timing and comparability in the future.


RESULTS OF OPERATIONS

The operating performance of the Company is evaluated using several measures, one of which is EBITDA. Per the Company's amended credit agreement, EBITDA is defined as operating income before interest, taxes, depreciation, amortization, and the noncash portion of Harris J. Pappas's and Christopher J. Pappas's stock option compensation. While the Company and many in the financial community consider EBITDA to be an important measure of operating performance, it should be considered in addition to, but not as a substitute for or superior to, other measures of financial performance prepared in accordance with accounting principles generally accepted in the United States, such as operating income and net income. In addition, the Company's definition of EBITDA is not necessarily comparable to similarly titled measures reported by other companies.


QUARTER ENDED MAY 8, 2002, COMPARED TO THE QUARTER ENDED MAY 31, 2001

Sales decreased $28.6 million, or 23.5%, in the third quarter of fiscal 2002 compared to the third quarter of fiscal 2001. Eight fewer days in the current quarter accounted for approximately $9.1 million of the total sales decline. Revenues were also $5.5 million lower due to the closure of 18 restaurants since May 31, 2001. Excluding the effect of fewer days and restaurants in this quarter, same-store sales declined $14.0 million, or 13.2%, for the quarter.

Cost of food decreased $6.4 million, or 21.1%, due primarily to a decline in sales significantly impacted by fewer restaurants and days. Food cost as a percentage of sales increased slightly from 24.9% to 25.7% in the third quarter in comparison with the same period last year. In the prior year, price increases in that quarter affected food margins.

Payroll and related costs decreased $12.9 million, or 31.2%, due primarily to restaurant closures, eight fewer days in the quarter, and lower workers' compensation expense. The ratio of payroll costs to sales improved significantly from 33.9% to 30.5% in the third quarter in comparison with the same period last year. Of the total reduction, $2.3 million, or 18.2% of the total decline, is due to lower workers' compensation costs under the new in-house claims management program initiated in October 2001.

Occupancy and other operating expenses decreased $8.5 million, or 19.9%. Although the dollar decrease is primarily due to fewer stores, other factors contributed to the fluctuation. Utility costs also decreased due to lower energy costs coupled with moderate temperatures and conservation. Advertising costs declined due to reduced emphasis on print and television advertising. Depreciation was lower due to write-offs and impairments at August 31, 2001, while food-to-go packaging costs further declined due to the intentional redirection at many locations to inside dining.

The provision for asset impairments and restaurant closings increased by $128,000 due to an additional store closing, net of lease settlements that were more favorable than anticipated. There were no charges in this category in the same period of fiscal 2001.

General and administrative expenses decreased $1.7 million, or 26.6%, due primarily to lower officers' compensation, officers' life insurance, customer research charges, and professional and consulting fees. Officers' compensation decreased principally due to a reduction in relative headcount. Officers' life insurance decreased principally due to a one-time $216,000 benefit realized on the surrender of officer life insurance policies during the current fiscal year. No customer research expenditures were incurred during the current quarter. Charges related to the proxy and restructuring advice contributed to the higher professional costs in the prior year. Consulting fees decreased principally due to termination of the search for new senior management and a reduction in other consulting services.

Interest expense decreased $1.2 million, or 34.4%, due primarily to a lower effective interest rate on outstanding debt, the payoff of the loans on surrendered officers' life insurance policies, and eight fewer days of interest expense in the quarter, offset by interest on the $10 million in new subordinated debt, amortization of the loss on interest rate Swaps, and the amortization of amendment fees for the credit facility.

Other income decreased $534,000 principally due to lower gains on sales of properties.

The income tax benefit decreased by $491,000, or 85.5%, due primarily to a significantly lower incurred loss in fiscal 2002 versus fiscal 2001.

EBITDA, excluding noncash stock compensation, increased by $38,000 in the third quarter in comparison with the same period last year.


THREE QUARTERS ENDED MAY 8, 2002, COMPARED TO THE THREE QUARTERS ENDED MAY 31, 2001

Sales decreased $68.3 million, or 19.6%, for the first three quarters of fiscal 2002 compared to the first three quarters of fiscal 2001. Twenty-three fewer days in the first three quarters of fiscal 2002 accounted for approximately $28.6 million of the total sales decline. Revenues were also $15.6 million lower due to the closure of 35 restaurants since August 2000. Excluding the effect of fewer days and restaurants, same-store sales would have declined $24.1 million, or 8.1%, for the three quarters.

Cost of food decreased $17.6 million, or 19.8%, due primarily to a decline in sales significantly impacted by fewer restaurants and days. Food cost as a percentage of sales improved slightly for the first three quarters of fiscal 2002 in comparison with the same period last year due to less price discounting.

Payroll and related costs decreased $24.5 million, or 20.8%, due primarily to restaurant closures, twenty-three fewer days in the first three quarters of fiscal 2002, and lower workers' compensation expense. Wages as a percentage of sales increased slightly primarily due to the first quarter of fiscal 2002, which included September 11, 2001. Management initiatives to improve labor scheduling are currently in place and have led to improvements in labor expense in the second and third quarters of fiscal 2002 versus the first quarter of fiscal 2002. This category has also declined due to lower workers' compensation costs under the new in-house claims management program.

Occupancy and other operating expenses decreased $19.3 million, or 15.6%. Although the dollar decrease is primarily due to fewer stores, in most cases, other factors also contributed to the change. Utility costs also decreased due to lower energy prices coupled with moderate temperatures and conservation. Advertising costs declined due to a planned reduction in print and television advertising. Depreciation was lower due to write-offs and impairments at August 31, 2001, while food-to-go packaging costs further declined due to the intentional redirection at many locations to inside dining.

The provision for asset impairments and restaurant closings decreased by $9.9 million, or 97.5%, primarily due to charges of $259,000 recorded to date in fiscal 2002 associated mainly with employee termination costs in comparison with various asset impairments totaling $10.2 million recorded in fiscal 2001.

General and administrative expenses decreased $4.0 million, or 20.7%, due primarily to lower officers' compensation, professional and consulting fees, and customer research charges. Officers' compensation decreased principally due to a reduction in relative headcount. Significant expenditures related to the proxy and restructuring advice were a contributing factor to higher professional costs in the prior year. Consulting services decreased principally due to termination of the search for new senior management and a reduction in other consulting fees. No customer research expenditures were incurred during the current quarter.

Total interest expense decreased $1.2 million, or 13.9%, due primarily to a lower effective interest rate on outstanding debt, the payoff of the loans on surrendered officers' life insurance policies, and twenty-three fewer days of interest expense for the first three quarters of fiscal 2002 in comparison to the first three quarters of fiscal 2001. These savings were partially offset by interest on the $10 million in new subordinated debt, amortization of the loss on interest rate Swaps, and amortization of amendment fees for the credit facility.

Other income decreased $553,000 due primarily to lower gains on sales of properties partially offset by a decrease in property tax late-payment penalties and other miscellaneous costs.

The reduction in the income tax benefit of $2.8 million, or 42.1%, was due primarily to a significantly lower incurred loss in fiscal 2002 versus fiscal 2001.

EBITDA, excluding noncash stock compensation, decreased by $4.7 million in the first three quarters of fiscal 2002 versus the corresponding quarters of fiscal 2001. This decrease was due primarily to the loss incurred in the first quarter of fiscal 2002, which included September 11, 2001.


LIQUIDITY AND CAPITAL RESOURCES

CASH AND WORKING CAPITAL
Cash and cash equivalents increased by $1.4 million from the end of the preceding fiscal year to May 8, 2002. A net improvement in operating cash flow and an income tax refund of $6.8 million were offset by property tax payments.

Approximately $0.4 million of the $5.3 million total income tax receivable balance as of May 8, 2002, relates to the prior fiscal year and is expected to be refunded before the end of fiscal 2002. The remainder relates to current year tax benefits that are also recoverable in the form of refunds in the next fiscal year due to recently enacted changes in tax legislation that will allow for extended carrybacks of net operating losses.

The Company typically carries current liabilities in excess of current assets because a substantial portion of cash generated from operating activities is reinvested in capital expenditures. At May 8, 2002, the Company had a working capital deficit of $10.4 million, in comparison to a working capital deficit of $13.9 million at August 31, 2001. The lower deficit was primarily attributable to an increase in income tax receivable and a decrease in accrued expenses and other liabilities; this was offset by an increase in payables.

Capital expenditures for the fiscal year to date were $8.5 million. All capital expenditures for fiscal 2002 are being funded from cash flows from operations and cash equivalents. As of the quarter-end, the Company owned 11 properties held for sale, including six undeveloped land sites. The Company also has 11 properties held for future use.

Capital expenditures for fiscal 2002 are expected to approximate no more than $15 million. The Company continues to focus on improving the appearance, functionality, and sales at existing restaurants. These efforts also include, where feasible, remodeling certain locations to other dining concepts. One existing property was remodeled in the second quarter to create the Company's first new concept, Luby's Seafood, in Huntsville, Texas. Potential dining themes for other closed restaurants are still under consideration.

LONG-TERM DEBT
As of September 1, 2001, the Company had a balance of $122 million outstanding under the credit facility. Year to date for fiscal year 2002, three payments totaling $1.1 million were made to the credit facility, which brought the balance to $120.9 million as of May 8, 2002. There is no ability to borrow additional funds under the credit facility.

Due to reduced demand after the events of September 11, 2001, and the resulting impact on the economy, the Company was unable to meet its first-quarter fiscal 2002 EBITDA covenant requirement. Accordingly, the Company obtained a waiver and amendment to its credit facility dated December 5, 2001, which waived its EBITDA noncompliance, reset remaining fiscal 2002 quarterly EBITDA targets to a total of $16.6 million for the year, and limited capital expenditures to $15 million.

The current maturity date of the Company's credit facility is April 30, 2003, with a provision for further extension to April 30, 2004, given satisfaction of "Further Extension Conditions" detailed in the Waiver and Fifth Amendment to the Credit Facility. The conditions stipulate a higher minimum annual EBITDA of $20 million for fiscal 2002, that no default has occurred, that all required payments have been made, and that the Company pay an administrative fee at the time of extension. The Company is engaged in ongoing discussions with members of its bank group regarding refinancing. Although the Company expects that no default will occur and all payments will be made timely, it intends to explore refinancing or alternative financing at the proper time, if necessary.

Based on current projections for fiscal 2002, management believes that the Company's operating results will generate sufficient working capital, along with available cash, to sustain operations and meet required loan covenants and interest payment obligations throughout the year. In the event that the Company is unable to refinance the existing debt at maturity, it would be classified as current and the Company's credit facility lenders would have the right to exercise any and all remedies, including the right to demand immediate repayment of the entire amount outstanding ($120.9 million at May 8, 2002) or the right to pursue foreclosure on assets pledged as collateral. As of May 8, 2002, $250 million of the Company's total book value, or 72.6% of its total assets, in owned real estate, improvements, equipment, and fixtures was pledged as collateral under the credit facility.

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

VARIABLE-RATE DEBT
In prior fiscal years, the Company had Interest Rate Protection Agreements (Swaps) that effectively fixed the interest rate on a portion of its floating-rate debt under its line of credit. The Company terminated its Swaps effective July 2, 2001, due to declining interest rates. The Company currently has a total of $130.9 million in variable-rate debt: $120.9 million under its credit facility at prime plus an applicable margin as required by the amended credit facility and $10 million in subordinated convertible notes loaned to the Company by its CEO and COO at LIBOR plus 2%. (See Note 6.)


COMMITMENTS AND CONTINGENCIES

In connection with the Luby's Incentive Stock Plan as approved by the shareholders of the Company at the January 8, 1999, annual meeting of shareholders, the Company guaranteed loans in fiscal 1999 of approximately $1.9 million to enable officers to purchase stock in the Company. As of May 8, 2002, the notes, which each officer obtained from JPMorgan Chase Bank and mature in fiscal 2004, have a total outstanding balance of approximately $1.6 million. The purchased Company stock can be used by the borrowers to satisfy a portion of their obligation. The Company does not anticipate default on the loans by any of the borrowers; however, in the event of default, the Company is obligated to purchase the specific borrower's loan from JPMorgan Chase Bank and would therefore become the holder of the note. If the Company becomes the holder of any defaulted notes, it intends to pursue collection using all available remedies. (See Note 8.)


AFFILIATE SERVICES AGREEMENT

The Company entered into an Affiliate Services Agreement effective August 31, 2001, with two companies, Pappas Partners, LP and Pappas Restaurants, Inc., which are restaurant businesses owned by Christopher J. Pappas and Harris J. Pappas. Initially, one of the purposes of the agreement was to enhance certain areas of the Company by utilizing management and operational support from the Pappas entities. The Company has since hired its own employees in these areas, and consequently, the scope of support services provided by the Pappas entities has greatly declined.

As part of the Affiliate Services Agreement, the Company leases a facility (Houston Service Center), which represents 21,000 square feet of shop space and 5,664 square feet of office space, at a rental rate of $0.24 per square foot per month. The office space is primarily used for dispatching repair and maintenance service calls to the Company's restaurants. The remainder of the facility is used primarily for repair and storage of new and used equipment.

The agreement also includes the costs incurred for modifications to existing equipment, as well as custom-fabrication, including stainless steel stoves, shelving, rolling carts, and chef tables. These items are custom-designed to fit the kitchens and are also engineered to give a longer service life than comparable manufactured equipment.

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

The following compares inception-to-date charges incurred under the Affiliate Services Agreement to total general and administrative expenses, capital expenditures, and occupancy and other costs:





                                                          Costs Incurred
                          ___________________________________________________________________
                                                         (In thousands)
                          ___________________________________________________________________
                                                                    Total
                            Fiscal     1st       2nd      3rd      Year to   Total
                             Year    Quarter   Quarter   Quarter    Date    for All     % of
                             2001      2002      2002      2002     2002    Periods     Total
                          ___________________________________________________________________

COSTS INCURRED UNDER
THE AFFILIATE SERVICES
AGREEMENT
  General & adminis-
    trative - profes-
    sional services       $     51   $     5   $     3   $    -   $     8   $   59      7.5%
  Capital Expenditures
    - custom-fabricated
    and refurbished
    equipment                  200       301        16      136       453      653     82.5%
  Occupancy and other
    costs - Houston
    Service Center
    lease                       20        20        20       20        60       80     10.0%
                          ___________________________________________________________________

  Total                        271       326        39      156       521      792    100.0%

Less pass-through
  amounts payable
  to third parties            (102)      (81)      (14)    (130)     (225)    (327)   (41.3)%
                          ___________________________________________________________________

Net payable to
  related party           $    169   $   245   $    25   $   26   $   296   $  465     58.7%
                          ___________________________________________________________________

APPLICABLE TOTAL
COMPANY COSTS
  General & Adminis-
    trative                 25,355     5,348     5,360    4,707     15,415   40,770

  Capital Expen
    ditures                 17,630     3,062     3,035    2,315      8,412   26,042

  Occupancy &
    Other Costs            166,533    36,384    34,208   34,044    104,636   271,169
                          __________________________________________________________

Total                     $209,518   $44,794   $42,603  $41,066   $128,463  $337,981
                          __________________________________________________________

COSTS INCURRED
UNDER THE AFFILATE
SERVICES AGREEMENT
AS A PERCENTAGE OF
APPLICABLE TOTAL
COMPANY COSTS                0.08%     0.55%     0.06%    0.06%     0.23%      0.14%
                          __________________________________________________________



TRENDS AND UNCERTAINTIES

SAME-STORE SALES
The restaurant business is highly competitive with respect to food quality, concept, location, price, and service. The Company has experienced declining same-store sales since 1996 as a result of uneven execution of food and service, as well as increased industry-wide competition.

The following shows the comparative change in same-store sales:

                      Fiscal 2001                    Fiscal 2002
             _____________________________      ______________________
               Q1      Q2      Q3      Q4         Q1      Q2      Q3
             -6.8%   -5.3%   -0.4%   -0.7%      -2.7%   -8.6%  -13.2%
             _____________________________      ______________________

The Company enacted price increases in the third and fourth quarters of fiscal 2001. The first quarter of fiscal 2002 includes September 11, 2001. In the third quarter of fiscal 2002, the Company was able to maintain its comparative cash flow level with declining sales by lowering related operating costs.

The Company may have additional opportunities to lower costs; however, continued declines in net same-store sales could reduce operating cash flow. If severe declines in cash flow were to develop, the Company's ability to maintain compliance with the financial covenants of the credit facility could be impaired. In such an event, the lender has the right to terminate the credit facility, accelerate the maturity of any outstanding obligation under that facility, and pursue foreclosure on assets pledged as collateral.

NEW PROGRAMS
Although there can be no assurance that the current strategies will prove to be successful, the Company has initiated a number of programs since March 2001 to address the decline in same-store sales, while increasing profitability by building sales and prudently managing costs. The programs include:

- Food excellence;
- Service excellence;
- Increased emphasis on employee training and development;
- Targeted marketing;
- Closure of certain underperforming restaurants;
- New concept offerings; and
- A new in-house safety and claims program.

IMPAIRMENT
SFAS 121 requires the Company to review long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company considers a history of operating losses or negative cash flows and unfavorable changes in market conditions to be its main indicators of potential impairment. Assets are generally evaluated for impairment at the restaurant level. If a restaurant does not meet its financial investment objectives or continues to incur negative cash flows or operating losses, an impairment or restaurant closing charge may be recognized in future periods.

INSURANCE
Year-to-date workers' compensation expense has decreased substantially in comparison with the prior fiscal year to date. Future related costs could increase due to unforeseen circumstances.

MINIMUM WAGE
From time to time, the U.S. Congress considers an increase in the federal minimum wage. The restaurant industry is intensely competitive, and in such case, the Company may not be able to transfer all of the resulting increases in operating costs to its customers in the form of price increases.


RESERVE FOR RESTAURANT CLOSINGS

The reserve declined from $4.5 million at August 31, 2001, to $3.2 million at May 8, 2002, primarily due to the payment of lease settlement costs of approximately $856,000 and further reductions associated with more favorable lease settlements than originally anticipated.


CRITICAL ACCOUNTING POLICIES

The Company has identified the policies below as critical to its business and the understanding of its results of operations. The Company believes it is improbable that materially different amounts would be reported relating to the accounting policies described below if other acceptable approaches were adopted. However, application of these accounting policies involves the exercise of judgment and use of assumptions as to future uncertainties; therefore, actual results could differ from these estimates.

INCOME TAXES
The Company records the estimated future tax effects of temporary differences between the tax bases of assets and liabilities and amounts reported in the accompanying consolidated balance sheets, as well as operating loss and tax credit carryforwards. The Company periodically reviews the recoverability of any tax assets recorded on the balance sheet and provides allowances as management deems necessary. Management makes judgments as to the interpretation of the tax laws that might be challenged upon an audit and cause changes to previous estimates of tax liability. In addition, the Company operates within multiple taxing jurisdictions and is subject to audit in these jurisdictions. In management's opinion, adequate provisions for income taxes have been made for all years.

IMPAIRMENT OF LONG-LIVED ASSETS
The Company periodically evaluates long-lived assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In performing impairment reviews of individual restaurants, the Company estimates future cash flows expected to result from the use of the asset and its eventual disposition. The estimates of future cash flows, based on reasonable and supportable assumptions and projections, require management's subjective judgments. The time periods for estimating future cash flows is often lengthy, which increases the sensitivity to assumptions made. Depending on the assumptions and estimates used, the estimated future cash flows projected in the evaluation of long-lived assets can vary within a wide range of outcomes. The Company considers the likelihood of possible outcomes in determining the best estimate of future cash flows.

INSURANCE RESERVES
The Company periodically reviews its workers' compensation and general liability reserves to ensure reasonableness. The Company initiated an in-house safety and claims program focused on safety training and rigorous scrutiny of new claims, which has reduced costs significantly. Liability estimates are obtained both from an actuarial firm and internal risk management staff. The Company's recorded liability falls within the range of these two estimates. Assumptions and judgments are used in evaluating this liability. The possibility exists that future insurance-related liabilities could increase due to unforeseen circumstances. (See Note 5.)


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


FORWARD-LOOKING STATEMENTS

The Company wishes to caution readers that various factors could cause its actual financial and operational results to differ materially from those indicated by forward-looking statements made from time to time in news releases, reports, proxy statements, registration statements, and other written communications (including the preceding sections of this Management's Discussion and Analysis), as well as oral statements made from time to time by representatives of the Company. Except for historical information, matters discussed in such oral and written communications are forward-looking statements that involve risks and uncertainties, including but not limited to general business conditions, the impact of competition, the success of operating initiatives, changes in the cost and supply of food and labor, the seasonality of the Company's business, taxes, inflation, governmental regulations, and the availability of credit, as well as other risks and uncertainties disclosed in periodic reports on Form 10-K and Form 10-Q.


                               Part II - OTHER INFORMATION

Item 1.  Legal Proceedings

Two former assistant managers of the Company have filed suit against the Company in federal district court alleging violations of the Fair Labor Standards Act and the commission of certain fraudulent acts by the Company.
The plaintiffs also seek authorization to represent a class of all assistant managers employed by the Company throughout the United States who they claim, on information and belief, are similarly without the requisite job duties and responsibilities to be considered exempt from the overtime requirements of the Fair Labor Standards Act. The Company has asserted that no class is appropriate, that plaintiffs are exempt from the right to overtime under the Fair Labor Standards Act under the white collar exemptions, and has denied any misrepresentations. The complaint does not specify the total amount of damages being sought. The Company believes that the allegations are unfounded and intends to continue to diligently contest the claims of the plaintiffs.


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

 99(a) - Corporate Governance Guidelines of Luby's, Inc., as amended
         October 25, 2001 (filed as Exhibit 99(a) to the Company's Quarterly Report on Form 10-Q for the quarter ended February 13, 2002, and incorporated herein by reference).

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

Dated:  June 19, 2002





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

 99(a) - Corporate Governance Guidelines of Luby's, Inc., as amended
         October 25, 2001 (filed as Exhibit 99(a) to the Company's Quarterly Report on Form 10-Q for the quarter ended February 13, 2002, and incorporated herein by reference).

*Denotes management contract or compensatory plan or arrangement.