Form 10-K
period 2002-08-28
LUBYS INC
filed 2002-11-27
CIK 16099

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended August 28, 2002

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period From _____ to ____

Commission file number 1-8308

Luby's, Inc.
(Exact name of registrant as specified in its charter)

Delaware	74-1335253

(State of incorporation)	(IRS Employer Identification Number)

2211 Northeast Loop 410 San Antonio, Texas 78217

(Address of principal executive offices, including zip code)

(210) 654-9000

(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Class	Name of Exchange on which registered

Common Stock Par Value ($.32 par value)	New York Stock Exchange

Common Stock Purchase Rights	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.   Yes     X        No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [X]

The aggregate market value of the shares of Common Stock of the registrant held by nonaffiliates of the registrant as of November 14, 2002, was approximately $84,847,000 (based upon the assumption that directors and executive officers are the only affiliates).

The aggregate market value of the shares of Common Stock of the registrant held by nonaffiliates of the registrant as of February 13, 2002, was approximately $128,279,000 (based upon the assumption that directors and executive officers are the only affiliates).

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).    Yes     X        No

As of November 14, 2002, there were 22,448,574 shares of the registrant's Common Stock outstanding, which does not include 4,954,493 treasury shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the following document are incorporated by reference into the designated parts of this Form 10-K:

Proxy Statement relating to 2003 annual meeting of shareholders (in Part III)

Luby's, Inc.
Form 10-K
Year ended August 28, 2002
Table of Contents

Item 1.  Business

Overview
Luby's, Inc. (formerly, Luby's Cafeterias, Inc.) was originally incorporated in Texas in 1959 and was reincorporated in Delaware on December 31, 1991.  The Company's administrative offices are at 2211 Northeast Loop 410, P. O. Box 33069, San Antonio, Texas 78265-3069.

Luby's, Inc. was restructured into a holding company on February 1, 1997, at which time all of the operating assets were transferred to Luby's Restaurants Limited Partnership, a Texas limited partnership composed of two wholly owned, indirect corporate subsidiaries of the Company.  All restaurant operations are conducted by the partnership.  Unless the context indicates otherwise, the word "Company" as used herein includes the partnership and the consolidated corporate subsidiaries of Luby's, Inc.

As of November 14, 2002, the Company operated 193 restaurants under the name "Luby's."  These establishments are located in close proximity to retail centers, business developments, and residential areas throughout ten states (listed below under Item 2).  Of the 193 restaurants, 124 are at locations owned by the Company and 69 are on leased premises.  Additionally, one of the restaurants primarily serves seafood, 26 are all-you-can-eat concepts, and 166 are traditional cafeterias.

The Company's restaurants constructed prior to 1999 typically contain 9,000 to 10,500 square feet of floor space and can seat 250 to 300 guests simultaneously.  In more recent years, the Company built several more-contemporary units.  They contain 6,000 to 8,600 square feet of floor space and can seat 170 to 214 guests simultaneously.

Operations
The Company's operations provide customers with a wide variety of tasty food with most served cafeteria-style at reasonable prices.  Daily, each restaurant offers 12 to 14 entrees, 12 to 14 vegetable dishes, 12 to 16 salads, and 15 to 18 desserts.  Food is prepared in small quantities throughout serving hours and frequent quality checks are conducted.

The Company's marketing research has shown that its products appeal to a broad range of value-oriented consumers with particular success among families with children, seniors, shoppers, travelers, and business people looking for a quick, homestyle meal at a reasonable price.  During fiscal 2002, the Company spent approximately .2% of sales on traditional marketing venues, including newsprint, radio, point-of-purchase, and local-store marketing.  The Company also invested approximately $600,000 in distinct store marquees at 72 of its restaurants, which enhance customer awareness of specific store promotions.

Luby's restaurants are generally open for lunch and dinner seven days a week.  Breakfast has been tested successfully in several markets; however, it is too early to predict if it will ultimately be rolled out Company-wide or, if so, when that might occur.  All of the restaurants sell take-out orders, and many of them have separate food-to-go entrances.  Take-out orders accounted for approximately 12.8% of sales in fiscal 2002.

Each restaurant is operated as a separate unit under the control of a general manager who has responsibility for day-to-day operations, including food production and personnel employment and supervision.   The Company's philosophy is to grant broad authority to its restaurant managers and compensate them on the basis of their performance, believing these are significant factors in restaurant profitability.  Of the 193 general managers employed by the Company, 135 have been employed for more than ten years.  Typically, an individual is employed for a period of four to seven years before he or she is considered qualified to become a general manager.

The Company operates from a centralized purchasing arrangement to obtain the economies of bulk purchasing and lower prices for most of its food products.  The arrangement involves a competitively selected prime vendor for each of its three major purchasing regions.

Each restaurant prepares virtually all of the food served, including breads and pastries.  Menus are reviewed periodically by a committee of managers and chefs.  The committee introduces newly developed recipes to ensure offerings are varied and that seasonal food preferences are incorporated.

Quality control teams also help to maintain uniform standards of food preparation.  The teams visit each restaurant as necessary and work with the staff to check adherence to Company recipes, train personnel in new techniques, and implement systems and procedures used universally throughout the Company.

During the fiscal year ended August 28, 2002, the Company closed 18 underperforming units and reopened one unit as a new seafood restaurant.  Since August 28, 2002, the Company has closed four underperforming restaurants and reopened one previously closed cafeteria as a steak buffet.  Additionally, in fiscal 2003, the Company plans to close additional units and reopen three restaurants as other concepts.  In addition to changing the concepts in some locations based upon their surrounding demographics, the Company believes one of its primary opportunities for growth centers around improving same-store sales growth at existing locations.

As of year-end, the Company had a workforce of approximately 11,000, consisting of 10,200 nonmanagement restaurant workers; 600 restaurant managers, associate managers, and assistant managers; and 200 clerical, administrative, and executive employees.  Employee relations are considered to be good.  The Company has never had a strike or work stoppage and is not subject to collective bargaining agreements.

Service Marks
The Company uses several service marks, including "Luby's," and believes that such marks are of material importance to its business.  The Company has federal service mark registrations for several such marks.

The Company is not the sole user of the name Luby's in the cafeteria business.  A cafeteria using the name Luby's is being operated in Texas by an unaffiliated company.  The Company's legal counsel is of the opinion that the Company has the paramount right to use the name Luby's as a service mark in the United States and that the other user can be precluded from expanding its use of the name as a service mark.

Competition and Other Factors
The foodservice business is highly competitive, and there are numerous restaurants and other foodservice operations in each of the markets where the Company operates.  The quality of food served, in relation to price and public reputation, is an important factor in foodservice competition.  Neither the Company nor any of its competitors has a significant share of the total market in any area in which the Company competes.  The Company believes that its principal competitors include family-style and fast-casual restaurants, buffets, and quick-service establishments in the home-meal-replacement category.

The Company's facilities and food products are subject to state and local health and sanitation laws.  In addition, the Company's operations are subject to federal, state, and local regulations with respect to environmental and safety matters, including regulations concerning air and water pollution and regulations under the Americans with Disabilities Act and the Federal Occupational Safety and Health Act.  Such laws and regulations, in the Company's opinion, have not materially affected its operations, although improved compliance has resulted in some increased costs.

Item 2.  Properties

As of November 14, 2002, the Company owns the underlying land and buildings in which 124 of its restaurants are located.  In addition, the Company owns six sites being held for possible future restaurant development, and 11 properties are held for sale.

Of the 193 restaurants currently operated by the Company, 69 are at locations held under leases, including 37 in regional shopping malls.  Most of the leases provide for a combination of fixed-dollar and percentage rentals.  Many require the Company to pay additional amounts related to property taxes, hazard insurance, and maintenance of common areas.

See Note 10 of the Notes to Consolidated Financial Statements for information concerning the Company's lease rental expenses and lease commitments.  Of the 69 restaurant leases, the current terms of 31 expire before 2008, 26 from 2008 to 2012, and 12 thereafter.  Fifty-nine of the leases can be extended beyond their current terms at the Company's option.

Luby's restaurants are well maintained and in good condition.  The Company refurbishes and updates restaurants and equipment as necessary to maintain their appearance and utility.  Several of the Company's restaurant properties contain excess building space, which is rented to tenants unaffiliated with the Company.

The Company's restaurants are located as follows:  six in Arizona, five in Arkansas, one in Florida, two in Louisiana, two in Mississippi, two in Missouri, two in New Mexico, seven in Oklahoma, seven in Tennessee, and 159 in Texas.

The Company's primary administrative offices are located in a building owned by the Company containing approximately 40,000 square feet of useable office space.

The Company maintains public liability insurance and property damage insurance on its properties in amounts which management believes to be adequate.

Item 3.  Legal Proceedings

Two former restaurant assistant managers have filed suit in federal district court alleging violations of the Fair Labor Standards Act and the commission of certain fraudulent acts by the Company.  The plaintiffs also seek authorization to represent a class of all assistant managers employed by the Company throughout the United States who they claim, on information and belief, are similarly without the requisite job duties and responsibilities to be considered exempt from the overtime requirements of the Fair Labor Standards Act.  The Company has asserted that no class is appropriate, that plaintiffs were exempt from the right to overtime compensation under the Fair Labor Standards Act under the white collar exemptions, and has denied any misrepresentations.  The complaint does not specify the total amount of damages being sought.  The court denied plaintiffs' request to certify a nationwide class, and instead certified a class consisting of assistant managers that worked in the Memphis area from August 1999 to July 2002.  The plaintiffs are still seeking to expand the class beyond Memphis. The Company believes that the allegations are unfounded and intends to continue to diligently contest the claims of the plaintiffs.

Item 4.  Submission of Matters to a Vote of Security Holders

No matter was submitted during the fourth quarter of the fiscal year ended August 28, 2002, to a vote of security holders of the Company.

Item 4A.  Executive Officers of the Registrant

Certain information is set forth below concerning the executive officers of the Company, each of whom has been elected to serve until his successor is duly elected and qualified:

Name	Served as Officer Since	Positions with Company and Principal Occupation Last Five Years	Age

Christopher J. Pappas	2001	President and CEO (since March 2001), CEO of Pappas Restaurants, Inc.	55

Harris J. Pappas	2001	Chief Operating Officer (since March 2001), President of Pappas Restaurants, Inc.	58

Ernest Pekmezaris	2001	Senior Vice President and CFO (since March 2001), Treasurer and former CFO of Pappas Restaurants, Inc.	58

Peter Tropoli	2001	Senior Vice President-Administration (since March 2001), attorney in private practice.	30

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

Fiscal Quarter Ended	High	Low	Quarterly Cash Dividend*

November 30, 2000	5.88	4.25	.00
February 28, 2001	7.99	3.50	.00
May 31, 2001	8.98	6.65	.00
August 31, 2001	10.05	8.40	.00
November 21, 2001	9.49	5.90	.00
February 13, 2002	7.80	5.50	.00
May 8, 2002	7.33	6.00	.00
August 28, 2002	7.05	5.00	.00

*Dividend suspended October 26, 2000.

As of November 14, 2002, there were approximately 3,942 record holders of the Company's common stock.

Item 6.  Selected Financial Data

Five-Year Summary of Operations

	Year Ended

	August 28,	August 31,	August 31,	August 31,	August 31,
	2002	2001	2000	1999	1998

	(In thousands except per share data)

Sales	$399,065	$467,161	$493,384	$501,493	$508,871
Costs and Expenses:
Cost of food	103,435	117,774	125,167	122,418	129,126
Payroll and related costs	131,919	166,404	155,769	154,817	155,152
Occupancy and other operating expenses	148,576	166,533	159,793	155,828	154,501
General and administrative expenses	21,311	25,355	20,999	22,031	22,061
Provision for asset impairments and restaurant closings	314	30,402	14,544	--	36,852

	405,555	506,468	476,272	455,094	497,692

Income (loss) from operations	(6,490)	(39,307)	17,112	46,399	11,179

Other income (expenses):
Interest expense	(10,263)	(11,660)	(5,908)	(4,761)	(5,078)
Other income, net	2,393	2,188	2,217	1,846	1,778

	(7,870)	(9,472)	(3,691)	(2,915)	(3,300)

Income (loss) before income taxes	(14,360)	(48,779)	13,421	43,484	7,879
Provision (benefit) for income taxes	(4,707)	(16,898)	4,296	14,871	2,798

Net income (loss)	$(9,653)	$(31,881)	$9,125	$28,613	$5,081

Net income (loss) per common share --
basic	$(0.43)	$(1.42)	$0.41	$1.27	$0.22

Net income (loss) per common share --
assuming dilution	$(0.43)	$(1.42)	$0.41	$1.26	$0.22

Cash dividend declared per
common share	$0.00	$0.00	$0.70	$0.80	$0.80

At year-end:
Total assets	$342,479	$353,864	$370,843	$346,025	$339,041

Long-term debt (including net convertible subordinated debt) (a)	$5,883	$127,401	$116,000	$78,000	$73,000

EBITDA(b)	$16,777	$16,103	$54,440	$66,423	$69,250

EBITDA per share -- basic	$0.75	$0.72	$2.43	$2.94	$2.98

Number of restaurants	196	213	231	223	229

(a)  Fiscal 2002 excludes current portion of debt ($118.4 million) as described in Note 6 of the Notes to Consolidated Financial Statements.

(b)  The Company defines EBITDA as operating income before interest, taxes, depreciation, amortization, and the noncash portion of the President and CEO's and the COO's stock option compensation.

Note:  In fiscal year 2002, the Company moved from 12 calendar months to 13 four-week periods.  The first period of fiscal year 2002 began September 1, 2001, and covered 26 days.  All subsequent periods covered 28 days. Fiscal years prior to 2002 were 365 days in length.  Fiscal year 2002, the Company's conversion year from months to periods, was 362 days in length.  Most fiscal years subsequent to 2002 will be 364 days in length.

Item 7.  Management's Discussion and Analysis of Financial Condition and Results
               of Operations

RESULTS OF OPERATIONS

Fiscal 2002 Compared to Fiscal 2001
Sales decreased $68.1 million, or 14.6%, in fiscal 2002 compared to fiscal 2001.  Revenues were $24.2 million lower due to the closure of 37 restaurants since August 31, 2000.  Three fewer days in fiscal 2002 accounted for approximately $3.5 million of the total sales decline.   Excluding the effect of fewer restaurants and fewer days this fiscal year, same-store sales declined $40.4 million, or 9.3%, for the fiscal year.

Cost of food decreased $14.3 million, or 12.2%, due primarily to fewer restaurants and the decline in same-store sales.  Food cost as a percentage of sales increased from 25.2% to 25.9% in the current fiscal year in comparison with the prior fiscal year.  Various "manager's special" promotions coupled with new "all-you-can-eat" offerings at selected locations have contributed to higher food costs as a percent of sales.

Payroll and related costs decreased $34.5 million, or 20.7%, due primarily to restaurant closures, lower workers' compensation expense, and three fewer days in the current fiscal year.  Of the total reduction, $20.4 million is due to lower wages resulting from numerous store closures and $12.0 million is due to lower workers' compensation costs.  Relative to the latter, in the prior year, there was a large increase for estimated claims expense under the Company's historical third-party program.  The Company initiated a safety training and accident prevention program in October 2001 that substantially lowered current year costs.

Occupancy and other operating expenses decreased $18.0 million, or 10.8%.  Although the dollar decrease is primarily due to store closures, other factors contributed to the fluctuation.  Utility costs decreased due to lower energy costs coupled with moderate temperatures and conservation.  Depreciation expense decreased due to less depreciable properties resulting from previous impairments and property sales.  Advertising costs declined due to reduced emphasis on television advertising.  Food-to-go packaging costs further declined due to the intentional redirection at many locations to inside dining coupled with less expensive packaging.

General and administrative expenses decreased $4.0 million, or 15.9%.  Several factors contributed to the decline.  Officers' compensation decreased principally due to a reduction in relative headcount coupled with accelerated vesting of noncash compensation in the prior year.  Charges related to the proxy and restructuring advice contributed to the higher professional costs in the prior year.  Consulting fees were less principally due to a preliminary search for new senior management in fiscal 2001.

The provision for asset impairments and restaurant closings decreased by $30.1 million due to numerous impairments and provisions for impairment recorded in the prior year.  Charges of $314,000 were provided for in the current year principally to account for labor termination costs and an additional store closing, net of unrelated lease settlements that were more favorable than anticipated.

Interest expense decreased $1.4 million, or 12.0%, due primarily to lower effective interest rates on outstanding debt, the payoff of the loans on surrendered officers' life insurance policies, and payment reductions in the line of credit.  These factors were offset by interest on the $10 million in subordinated debt, amortization of the loss on interest rate Swaps, and the amortization of amendment fees for the credit facility.

The income tax benefit decreased by $12.2 million, or 72.1%, primarily due to a significantly lower incurred loss in fiscal 2002 versus fiscal 2001.

At August 28, 2002, and August 31, 2001, the Company had a reserve for store closings of $3.1 million and $4.5 million, respectively.  Excluding lease settlements, it is anticipated that all material cash outlays required for the store closings originally planned as of August 31, 2001, will be made prior to August 27, 2003.  See further discussion in Note 7 of the Notes to Consolidated Financial Statements.

EBITDA
EBITDA, excluding noncash stock compensation, increased by $.7 million for the current fiscal year in comparison with the prior fiscal year.

The operating performance of the Company is evaluated using several measures, one of which is EBITDA.  The Company's amended credit agreement defines EBITDA as operating income before interest, taxes, depreciation, amortization, and the noncash portion of the CEO's and the COO's stock option compensation.  While the Company and many in the financial community consider EBITDA to be an important measure of operating performance, it should be considered in addition to, but not as a substitute for or superior to, other measures of financial performance prepared in accordance with accounting principles generally accepted in the United States, such as operating income and net income.  In addition, the Company's definition of EBITDA is not necessarily comparable to similarly titled measures reported by other companies.

Fiscal 2001 Compared to Fiscal 2000
Sales decreased $26.2 million, or 5.3%, primarily due to 19 store closures as well as market conditions in the fiscal year.  This decline was partially offset by a price increase on the Lu Ann platter.  Additionally, the heavily discounted Luby's platter and "Big2Do" bundled offerings that were launched in the fourth quarter of 2000 were discontinued in the third quarter of 2001.  Excluding leap day in fiscal 2000, same-store sales decreased $11.9 million in fiscal 2001, or 2.6%, compared to fiscal 2000.

Cost of food decreased $7.4 million, or 5.9%, due to various factors, including store closures and the discontinuance of more costly product purchases.

Although sales decreased, payroll and related costs increased by $10.6 million, or 6.8%, in comparison to the prior year.  A significant portion of this, $9.2 million, was due to higher claims accruals.  The Company incurred higher than average and more frequent workers' compensation claims than were experienced in prior years.  (To help prevent injuries and better control costs, the Company launched a new in-house safety and claims program the following fiscal year.)

Occupancy and other operating expenses increased $6.7 million, or 4.2%.  This increase was due primarily to higher utility costs resulting from increased commodity rates, higher property taxes related to new stores and remodels, and higher repair expenses incurred as part of an initiative by new management to bring all stores up to a higher standard of maintenance and appearance.  These increases were partially offset by lower advertising expense due to a new strategic focus.  Lower preopening expenses due to opening fewer restaurants in the current fiscal year also contributed to the offset.

General and administrative expenses increased by $4.4 million, or 20.7%, in comparison to the prior year.  The increase was due primarily to noncash compensation of $1.9 million related to stock options granted to the Company's CEO and the COO.  Other costs that contributed to the increase included legal and consulting fees primarily related to restructuring advice and bank negotiations, the proxy, and the transaction to hire the CEO and the COO.

As a result of its continuing efforts to redeploy both capital and human resources to improve financial performance and strengthen the organization, the Company recorded a pretax charge of $30.4 million during the year for store closings, associated costs, and asset impairment charges.  The principal components of the 2001 charge were as follows:
-

$11.6 million for the closing of 15 underperforming restaurants, two of which the Company continues to operate.  This charge included the cost to write down the properties and equipment to net realizable value and estimated costs for the settlement of lease obligations, legal and professional fees, and other exit costs.  Employee severance costs were not accrued.

-

$17.0 million for asset impairment of 13 restaurants that the Company planned to keep open.  Due to other subsequent events, the Company later closed three of these units.  In accordance with Statement of Financial Standards (SFAS) No. 121, the properties were written down to the estimated future discounted cash flows or fully written off in the case of negative future cash flows.

-

$.8 million primarily for the impairment of one property operated under a joint venture with Waterstreet, Inc.  The joint venture, L&W Seafood, Inc., was terminated in 1999.  This property was written down to its estimated net realizable value and was sold in fiscal year 2001.

-

$1.0 million associated with the write-off of assets for two locations that were remodeled and reopened before the end of fiscal year 2002.  Property that cannot be salvaged, transferred, or effectively reused has been written off.

See further discussion in Note 7 of the Notes to Consolidated Financial Statements.

Interest expense of $11.7 million for fiscal 2001 was incurred in conjunction with borrowings under the credit facility and is net of $336,000 capitalized on qualifying properties.  The increase from fiscal 2000 of $5.8 million, or 97.4%, was due primarily to higher average borrowings under the credit-facility agreement and less capitalized interest in the current year due to decreased construction.

The provision for income taxes decreased $21.2 million, or 493.3%, due primarily to lower income before income taxes.

LIQUIDITY AND CAPITAL RESOURCES

Cash and Working Capital
Cash decreased by $2.5 million from the end of the preceding fiscal year to August 28, 2002, primarily due to an increase in short-term investments.

The $7.2 million total income tax receivable balance as of August 28, 2002, relates to current year tax benefits that are recoverable in the form of refunds in fiscal 2003.  These refunds accrued from recently enacted changes in tax legislation that extended carrybacks of net operating losses.

Excluding the reclassification of the credit facility balance as explained in the Debt section below, the Company had a working capital deficit of $1.1 million at August 28, 2002, in comparison to a working capital deficit of $2.2 million at August 31, 2001.  The decline in the deficit was primarily attributable to lower accruals for claims and insurance under the Company's new safety training and accident prevention programs offset by an increase in payables associated with the Company's new accounting close system.  Under this system, the Company closes each period on Wednesdays.  Fiscal 2001 ended on a Friday, while Company disbursement runs were consistently on Fridays for both fiscal years.

As of August 28, 2002, the Company owned 15 properties held for sale, including six undeveloped land sites.  The Company also had six properties held for future use.

Capital expenditures for the fiscal year ended August 28, 2002, were $13.1 million.  The Company intends to fund all capital expenditures for fiscal 2003 from cash flows from operations and expects them to be no more than $15 million for that fiscal year. Management continues to focus on improving the appearance, functionality, and sales at existing restaurants.  These efforts also include, where feasible, remodeling certain locations to other dining concepts.  In the second quarter of fiscal 2002, one existing property was remodeled to create the Company's first new concept, Luby's Seafood, in Huntsville, Texas.  After year-end, the Company remodeled and reopened another previously closed location as its first Steak Buffet.  Potential dining themes for the three planned remodels in fiscal 2003 are still under consideration.

Debt
As of September 1, 2001, the Company had a balance of $122 million outstanding under its credit facility.  In fiscal year 2002, five principal payments totaling $3.6 million reduced the loan balance to $118.4 million as of August 28, 2002.  There is no provision for additional borrowing under the existing agreement.

Under the agreement terms that were in place during fiscal 2002 and through the first quarter of fiscal 2003, the Company was required to meet certain indicated EBITDA levels.  EBITDA is defined in the agreement as earnings before interest, taxes, depreciation, amortization, and noncash executive compensation.  The annual EBITDA requirement was met for fiscal year 2002.  However, the Company fell short of its fourth-quarter EBITDA requirement.  After the end of the 2002 fiscal year, management obtained a waiver for the fourth-quarter requirement and an amendment to the debt agreement.

The amendment extended the debt's maturity to October 31, 2004, and increased the applicable interest rate from prime plus 1.5% to prime plus 2.5%.  Additionally, the financial covenant was changed from quarterly and annual EBITDA measurements to one that assesses liquidity and future debt service. Management believes the new covenant is achievable and considers it to be more appropriate for the collateralized credit facility.

Meanwhile, the Company has executed a commitment letter with another financial entity for an $80 million loan.  Its purpose is to replace that amount of debt in the existing credit facility.  Thus, the amendment discussed above requires that the entire proceeds from this other financial entity be used to pay down the credit facility.  In the event the Company is unable to make the $80 million payment as currently planned, the amended loan would be in default.  The existing lenders would then have the right to exercise any and all remedies, including the right to demand immediate repayment of the entire outstanding balance or the right to pursue foreclosure on the assets pledged as collateral.  As of August 28, 2002, $246.4 million of the Company's total book value, or 71.9% of its total assets, including the Company's owned real estate, improvements, equipment, and fixtures, was pledged as collateral under the credit facility.  The nonbinding commitment letter with the new lender is subject to conditions the Company must satisfy before the actual financing can occur.  Management is currently working toward this goal and has high confidence that the transaction will be completed and the financing closed by January 31, 2003.

The Company also could pursue other options if its current refinancing plans cannot be finalized.  Those options include financing through high-yield debt at higher than commercial rates or conducting additional equity security sales through public or private offerings.  Dilution to existing shareholders would result in the case of equity security sales.

Assuming the $80 million requirement is met, the amended facility also includes two principal payments.  The first is a target of $15 million that is also to be paid by January 31, 2003, from either operating cash flow or proceeds from the sale of property.  Failure to pay the entire $15 million would result in a 1% increase in the applicable interest rate from prime plus 2.5% to prime plus 3.5%.  The second payment, from operating cash flow or property sales, is an additional $10 million by September 1, 2003.  Again, payment of any amount less than $10 million would result in another 1% increase in the applicable interest rate.

While negotiations and plan execution are under way, the Company continues to take steps to improve its cash position, operating results and cash flows, including the launch of new restaurant offerings and cost-saving initiatives in the areas of risk management, labor optimization, and purchasing.

Variable-Rate Debt
As of the year-end, the Company currently had a total of $128.4 million in variable-rate debt:  $118.4 million under its credit facility at prime plus 1.5% and $10 million in subordinated convertible notes loaned to the Company by its CEO and COO at LIBOR (London InterBank Offered Rate) plus 2%.  (See Note 6 of the Notes to Consolidated Financial Statements.)

In prior fiscal years, the Company had Interest Rate Protection Agreements (Swaps) that effectively fixed the interest rate on a portion of its floating-rate debt under its line of credit.  The Company terminated its Swaps effective July 2, 2001, due to declining interest rates.  (See Note 12 of the Notes to Consolidated Financial Statements.)

COMMITMENTS AND CONTINGENCIES

In connection with the Luby's Incentive Stock Plan as approved by the shareholders of the Company at the January 8, 1999, annual meeting of shareholders, the Company guaranteed loans in fiscal 1999 of approximately $1.9 million to enable officers to purchase stock in the Company.  As of August 28, 2002, the notes, which each officer obtained from JPMorgan Chase Bank and mature in fiscal 2004, have a total outstanding balance of approximately $1.6 million.  The purchased Company stock has been and can be used by the borrowers to satisfy a portion of their obligation. The Company does not anticipate default on the loans by any of the borrowers; however, in the event of default, the Company is obligated to purchase the specific borrower's loan from JPMorgan Chase Bank and would therefore become the holder of the note.  If the Company becomes the holder of any defaulted notes, it intends to pursue collection using all available remedies.  (See Note 8 of the Notes to Consolidated Financial Statements.)

AFFILIATE SERVICES

The Company entered into an Affiliate Services Agreement effective August 31, 2001, with two companies, Pappas Partners, L.P. and Pappas Restaurants, Inc., which are restaurant entities owned by Christopher J. Pappas and Harris J. Pappas.  That agreement, as amended on July 23, 2002, limited the scope of expenditures therein to professional and consulting services.  The Company completed this amendment due to a significant decline in the use of professional and consulting services from Pappas entities.  In hiring its own employees to internally provide these services, the Company's relative costs decreased from $51,000 in fiscal 2001 to $8,000 in fiscal 2002.

Additionally, on July 23, 2002, the Company entered into a Master Sales Agreement with the same Pappas entities.  Through this agreement, the Company contractually separated the design and fabrication of equipment and furnishings from the Affiliate Services Agreement.  The Master Sales Agreement covers the costs incurred for modifications to existing equipment, as well as custom fabrication, including stainless steel stoves, shelving, rolling carts, and chef tables.  These items are custom-designed and built to fit the designated kitchens and are also engineered to give a longer service life than comparably manufactured equipment.

The pricing of equipment, repair, and maintenance is set and evaluated periodically and is considered by management to be primarily at or below market for comparable goods and services.  The Finance and Audit Committee of the Company's Board of Directors also uses independent valuation consultants to assist in periodically monitoring pricing of the transactions associated with the Master Sales Agreement and the Affiliate Services Agreement.  The Company's external auditors performed agreed upon procedures related to the affiliate services.  The scope and sufficiency of such procedures are determined by management and the Board of Directors, and results are submitted to the Board for its use in evaluating the fairness of the transactions.

As part of the affiliation with the Pappas entities, the Company leases a facility, the Houston Service Center, in which Luby's has installed a centralized restaurant service center to support field operations.  The building at this location has 21,000 square feet of warehouse space and 5,664 square feet of office space.  It is leased from the Pappas entities by the Company at a monthly rate of $.24 per square foot.  From this center, Luby's repair and service teams are dispatched to the Company's restaurants when facility or equipment maintenance and servicing are needed.  The facility is also used for repair and storage of new and used equipment.

The following compares fiscal and inception-to-date charges incurred under the Master Sales Agreement and the Affiliate Services Agreement to total general and administrative expenses, capital expenditures, and occupancy and other operating expenses:

	Fiscal Year 2002	Fiscal Year 2001	Total For All Periods	% of Total

	(In thousands)
Affiliate Services Incurred Costs:
General and administrative expenses -- professional services	$8	$51	$59	9.0%
Capital expenditures -- custom-fabricated and refurbished equipment	506	200	706	107.1%
Occupancy and other operating expenses, including Houston Service Center lease	130	20	150	22.8%
Less pass-through amounts to third parties	(154)	(102)	(256)	(38.9)%

Total	$490	$169	$659	100.0%

Applicable Total Company Costs:
General and administrative expenses	$21,311	$25,355	$46,666	11.9%
Capital expenditures	13,097	17,630	30,727	7.8%
Occupancy and other operating expenses	148,576	166,533	315,109	80.3%

Total	$182,984	$209,518	$392,502	100.0%

Affiliate Services Incurred Costs As a percentage of Applicable Total Company Costs	0.27%	0.08%	0.17%

TRENDS AND UNCERTAINTIES

Same-Store Sales
The restaurant business is highly competitive with respect to food quality, concept, location, price, and service.   The Company has experienced declining same-store sales since 1996 as a result of previous execution strategies, as well as increased industry-wide competition.  The Company competes with a large number of other restaurants, many of which have greater financial resources.  Management believes the Company's success will depend largely on its ability to execute its new strategies, optimize its financial resources, and respond to changes in consumer preferences, as well as to general economic conditions.

The following shows the comparative change in same-store sales:

Fiscal Year 2002				Fiscal Year 2001

Q4	Q3	Q2	Q1	Q4	Q3	Q2	Q1
(13.0)%	(13.2)%	(8.6)%	(2.7)%	1.9%	(0.4)%	(5.3)%	(6.8)%

The Company enacted price increases in the third and fourth quarters of fiscal 2001.  The first quarter of fiscal 2002 includes September 11, 2001.  In the third and fourth quarters of fiscal 2002, the Company was able to maintain its comparative cash flow level with declining sales by lowering operating costs.

The Company may find additional opportunities to lower costs; however, continued declines in net same-store sales could reduce operating cash flow.  If severe declines in cash flow were to develop without offsetting reductions in uses of cash, such as capital expenditures, the Company's ability to maintain compliance with the financial covenants of the amended credit facility may be impaired.  In such an event, the lender would have the right to terminate the credit facility, accelerate the maturity of any outstanding obligation under that facility, and pursue foreclosure on assets pledged as collateral.

New Programs
In addition to those alluded to earlier, the Company has initiated a number of programs since March 2001.  These programs, as listed below, are intended to address the decline in total and same-store sales, while prudently managing costs and increasing overall profitability:

-	Food excellence;
-	Service excellence;
-	Emphasis on value, including all-you-can-eat promotions;
-	Increased emphasis on employee training and development;
-	Targeted marketing, especially directed at families;
-	Closure of certain underperforming restaurants;
-	New concept conversions; and
-	Continued emphasis on in-house safety training, accident prevention, and claims management.

Impairment
Statement of Financial Accounting Standards (SFAS) 121 requires the Company to review long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  The Company considers a history of operating losses or negative cash flows and unfavorable changes in market conditions to be its main indicators of potential impairment.  Assets are generally evaluated for impairment at the restaurant level.  If a restaurant does not meet its financial investment objectives or continues to incur negative cash flows or operating losses, an impairment charge may be recognized in future periods.

Insurance and Claims
Workers' compensation and employee injury claims expense decreased substantially in comparison with the prior fiscal year due to improved cost control, safety training and accident prevention efforts, well as the management of new claims in-house.  Actual claims settlements and expenses may differ from estimated interim loss provisions.  The Company cannot make any assurances as to the ultimate level of claims under the in-house safety program or whether declines in incidence of claims as well as claims costs experienced in fiscal 2002 will continue in future periods.

The Company may be the subject of claims or litigation from guests and employees alleging injuries as a result of its operations.  In addition, unfavorable publicity from such allegations could have an adverse impact on financial results, regardless of their validity or ultimate outcome.

Minimum Wage and Labor Costs
From time to time, the U.S. Congress considers an increase in the federal minimum wage.  The restaurant industry is intensely competitive, and in such case, the Company may not be able to transfer all of the resulting increases in operating costs to its customers in the form of price increases.  In addition, since the Company's business is labor-intensive, shortages in the labor pool or other inflationary pressure could increase labor costs.

RESERVE FOR RESTAURANT CLOSINGS

The reserve for restaurant closings declined from $4.5 million at August 31, 2001, to $3.1 million at August 28, 2002, primarily due to the payment of lease settlement costs of approximately $856,000 and further reductions associated with more favorable lease settlements than originally anticipated.  (See Note 7 of the Notes to Consolidated Financial Statements.)

CRITICAL ACCOUNTING POLICIES

The Company has identified the following policies as critical to its business and the understanding of its results of operations.  The Company believes it is improbable that materially different amounts would be reported relating to the accounting policies described below if other acceptable approaches were adopted.  However, the application of these accounting policies, as described below, involve the exercise of judgment and use of assumptions as to future uncertainties; therefore, actual results could differ from estimates generated from their use.

Income Taxes
The Company records the estimated future tax effects of temporary differences between the tax bases of assets and liabilities and amounts reported in the accompanying consolidated balance sheets, as well as operating loss and tax credit carrybacks and carryforwards.  The Company periodically reviews the recoverability of tax assets recorded on the balance sheet and provides valuation allowances as management deems necessary.  Management makes judgments as to the interpretation of the tax laws that might be challenged upon an audit and cause changes to previous estimates of tax liability.  In addition, the Company operates within multiple taxing jurisdictions and is subject to audit in these jurisdictions.  In management's opinion, adequate provisions for income taxes have been made for all years.

Impairment of Long-Lived Assets
The Company periodically evaluates long-lived assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  In performing impairment reviews of such restaurants, the Company estimates future cash flows expected to result from the use of the asset and the possible residual value associated with their eventual disposition.  The estimates of future cash flows, based on reasonable and supportable assumptions and projections, require management's subjective judgments.  The time periods for estimating future cash flows is often lengthy, which increases the sensitivity to assumptions made.  Depending on the assumptions and estimates used, the estimated future cash flows projected in the evaluation of long-lived assets can vary within a wide range of outcomes.  The Company considers the likelihood of possible outcomes in determining the best estimate of future cash flows.

Insurance and Claims
The Company periodically reviews its workers' compensation and general liability reserves to ensure reasonableness.  In fiscal 2001, the Company initiated an in-house safety and claims program focused on safety training and rigorous scrutiny of new claims, which has reduced costs significantly.  Consistent with the prior year, the Company's liability is based upon estimates obtained from both an actuarial firm and internal risk management staff.  Assumptions and judgments are used in evaluating these costs.  The possibility exists that future claims-related liabilities could increase due to unforeseen circumstances.

NEW ACCOUNTING PRONOUNCEMENTS

In August 2001, the Financial Accounting Standards Board (FASB) issued SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets."  This Standard requires the recognition and measurement of the impairment of long-lived assets to be held and used and the measurement of long-lived assets to be disposed of by sale.  The Company plans to adopt the pronouncement in fiscal 2003.  The Company does not expect a material impact on its results of operations or financial condition as a result of the adoption of this Standard.

The Company has accounted for the cessation of operations under the provisions of Emerging Issues Task Force No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity."  In June 2002, FASB issued SFAS 146, "Accounting for Costs Associated with Exit or Disposal Activities."  The Company will also adopt the accounting requirement of SFAS 146 in fiscal 2003 and does not anticipate the effects to the financial statements to be material.

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

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

At year-end, the Company had $118.4 million outstanding under its credit facility at prime plus 1.5%.  Additionally, the Company had $10 million in notes which bear interest at LIBOR plus 2%.  The total amount of debt subject to interest rate fluctuations was $128.4 million.  Assuming a consistent level of debt, a 1% change in interest rate effective from the beginning of the year would result in an increase or decrease in annual interest expense of $1.3 million.

Item 8.  Financial Statements and Supplementary Data

LUBY'S, INC.
FINANCIAL STATEMENTS

Years Ended August 28, 2002, and August 31, 2001 and 2000
with Report of Independent Auditors

Report of Independent Auditors

The Board of Directors and Shareholders of Luby's, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of Luby's, Inc. and Subsidiaries at August 28, 2002, and August 31, 2001, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended August 28, 2002.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Luby's, Inc. and Subsidiaries at August 28, 2002, and August 31, 2001, and the results of their operations and their cash flows for each of the three years in the period ended August 28, 2002, in conformity with accounting principles generally accepted in the United States.

The accompanying consolidated financial statements have been prepared assuming that Luby's, Inc. and Subsidiaries will continue as a going concern.  As more fully described in Note 6, there are no assurances that the Company will be able to obtain financing necessary to satisfy payments required by the Company's amended bank facility.  This condition raises substantial doubt about the Company's ability to continue as a going concern.  Management's plans in regard to this matter are also described in Note 6.  The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

/s/ERNST & YOUNG LLP
San Antonio, Texas
October 15, 2002
except for Note 6 as
to which the date is

November 25, 2002

Luby's, Inc.
Consolidated Balance Sheets
	August 28,	August 31,
	2002	2001

	(In thousands)
Assets
Current Assets:
Cash	$1,584	$4,099
Short-term investments (see Note 2)	24,122	19,984
Trade accounts and other receivables	185	358
Food and supply inventories	2,197	2,701
Prepaid expenses	1,667	2,765
Income tax receivable	7,245	6,608
Deferred income taxes (see Note 3)	2,726	3,192

Total current assets	39,726	39,707
Property held for sale	8,144	3,048
Investments and other assets	4,642	5,929
Property, plant, and equipment -- at cost, net (see Note 4)	289,967	305,180

Total assets	$342,479	$353,864

Liabilities and shareholders' equity
Current Liabilities:
Accounts payable	$19,077	$13,696
Accrued expenses and other liabilities (see Note 5)	21,735	28,193
Current portion of debt (see Note 6)	118,448	--

Total current liabilities	159,260	41,889
Long-term debt (see Note 6)	--	122,000
Convertible subordinated notes, net - related party (see Note 6)	5,883	5,401
Accrued claims and insurance	5,142	6,392
Deferred income taxes and other credits (see Note 3)	5,460	2,673
Reserve for restaurant closings (see Note 7)	3,114	4,506
Commitments and contingencies (see Note 8)	--	--

Total liabilities	178,859	182,861

Shareholders' equity
Common stock, $.32 par value; authorized 100,000,000 shares, issued 27,403,067 shares in 2002 and 2001	8,769	8,769
Paid-in capital	37,335	37,181
Deferred compensation	(1,989)	(3,299)
Retained earnings	225,062	234,715
Accumulated other comprehensive income (loss) (see Note 9)	--	(592)
Less cost of treasury stock, 4,970,024 and 4,980,124 shares in 2002 and 2001, respectively	(105,557)	(105,771)

Total shareholders' equity	163,620	171,003

Total liabilities and shareholders' equity	$342,479	$353,864

See accompanying notes.

Luby's, Inc.
Consolidated Statements of Operations
	Year Ended

	August 28,	August 31,	August 31,
	2002	2001	2000

	(In thousands except per share data)

Sales	$399,065	$467,161	$493,384
Costs and expenses:
Cost of food	103,435	117,774	125,167
Payroll and related costs	131,919	166,404	155,769
Occupancy and other operating expenses	148,576	166,533	159,793
General and administrative expenses	21,311	25,355	20,999
Provision for asset impairments and restaurant closings (see Note 7)	314	30,402	14,544

	405,555	506,468	476,272

Income (loss) from operations	(6,490)	(39,307)	17,112
Interest expense	(10,263)	(11,660)	(5,908)
Other income, net	2,393	2,188	2,217

Income (loss) before income taxes	(14,360)	(48,779)	13,421

Provision (benefit) for income taxes:
Current	(7,841)	(6,276)	4,528
Deferred	3,134	(10,622)	(232)

	(4,707)	(16,898)	4,296

Net income (loss)	$(9,653)	$(31,881)	$9,125

Net income (loss) per share -- basic and assuming dilution (see Note 15)	$(0.43)	$(1.42)	$.41

See accompanying notes.

Luby's, Inc.
Consolidated Statements of Cash Flows
	Year Ended

	August 28,	August 31,	August 31,
	2002	2001	2000

	(In thousands)

Cash flows from operating activities:
Net income (loss)	$(9,653)	$(31,881)	$9,125
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	21,642	23,065	22,784
Amortization of deferred loss on interest rate swaps	910	183	--
Amortization of discount on convertible subordinated notes	482	81	--
Provision for asset impairments and restaurant closings	314	30,402	14,544
Gain on disposal of property held for sale	(1,330)	(1,741)	(397)
Loss on disposal of property, plant, and equipment	270	547	11
Settlements associated with restaurant closings	--	--	(125)
Noncash directors' fees	313	112	--
Noncash compensation expense	1,310	1,942	--

Cash provided by operating activities before changes in operating assets and liabilities	14,258	22,710	45,942
Changes in operating assets and liabilities:
(Increase) decrease in trade accounts and other receivables	173	45	181
(Increase) decrease in food and supply inventories	504	1,152	(167)
(Increase) decrease in income tax receivable	(637)	(2,859)	--
(Increase) decrease in prepaid expenses	1,098	1,716	71
(Increase) decrease in other assets	251	(117)	(232)
Increase (decrease) in accounts payable	5,381	(6,147)	(93)
Increase (decrease) in accrued insurance, accrued expenses and other liabilities	(7,708)	10,545	(1,114)
Increase (decrease) in income taxes payable	--	--	(4,131)
Increase (decrease) in deferred income taxes and other credits	2,939	(8,824)	(364)
Increase (decrease) in reserve for restaurant closings	(1,651)	(1,301)	(4,827)

Net cash provided by (used in) operating activities	$14,608	$16,920	$35,266

Luby's, Inc.
Consolidated Statements of Cash Flows
	Year Ended

	August 28,	August 31,	August 31,
	2002	2001	2000

	(In thousands)

Cash flows from investing activities:
(Increase) decrease in short-term investments	$(4,138)	$(19,984)	$--
Proceeds from disposal of property held for sale	3,609	7,825	1,861
Proceeds from disposal of property, plant, and equipment	--	--	74
Purchases of land held for future use	--	--	(3,378)
Purchases of property, plant, and equipment	(13,097)	(17,630)	(53,494)

Net cash provided by (used in) investing activities	(13,626)	(29,789)	(54,937)

Cash flows from financing activities:
Proceeds from convertible subordinated notes	--	10,000	--
Issuance (repayment) of long-term borrowings	(3,552)	6,000	38,000
Cash paid upon termination of interest rate swaps	--	(1,092)	--
Proceeds from (payments on) borrowing against cash surrender value of officers' life insurance	--	3,623	--
Proceeds received on the exercise of employee stock options	55	--	--
Dividends paid	--	(2,242)	(17,936)

Net cash provided by (used in) financing activities	(3,497)	16,289	20,064

Net increase (decrease) in cash	(2,515)	3,420	393
Cash at beginning of year	4,099	679	286

Cash at end of year	$1,584	$4,099	$679

See accompanying notes.

Luby's, Inc.
Consolidated Statements of Shareholders' Equity

								Accumulated
	Common Stock							Other	Total

	Issued		Treasury		Paid-In	Deferred	Retained	Comprehensive	Shareholders'

	Shares	Amount	Shares	Amount	Capital	Compensation	Earnings	Income (Loss)	Equity

Balance at August 31, 1999	27,403	$8,769	(4,983)	$(105,826)	$27,096	$--	$273,165	$--	$203,204
Net income (loss) for the year	--	--	--	--	--	--	9,125	--	9,125
Common stock issued under benefit plans, net of shares tendered in partial payment and including tax benefits	--	--	--	--	106		--	--	106
Common stock issued under benefit plans, net of shares tendered in partial payment and including tax benefits	--	--	--	--	106	--	--	--	106
Cash dividends, $.70 per share	--	--	--	--	--	--	(15,694)	--	(15,694)

Balance at August 31, 2000	27,403	8,769	(4,983)	(105,826)	27,202	--	266,596	--	196,741
Net income (loss) for the year	--	--	--	--	--	--	(31,881)	--	(31,881)
Other comprehensive income (loss), net of taxes:
Cumulative effect of a change in accounting for derivative financial instruments upon adoption of SFAS 133, net of taxes of $61	--	--	--	--	--	--	--	114	114
Net derivative loss, net of taxes of $514	--	--	--	--	--	--	--	(958)	(958)
Reclassification adjustment for loss included in net income (loss), net of taxes of $71	--	--	--	--	--	--	--	133	133
Reclassification adjustment for loss recognized on termination of interest rate swaps, net of taxes of $64	--	--	--	--	--	--	--	119	119

Common stock issued under benefit plans, net of shares tendered in partial payment and including tax benefits	--	--	3	55	58	--	--	--	113
Deferred Compensation/Options	--	--	--	--	5,241	(5,241)	--	--	--
Noncash stock compensation expense	--	--	--	--	--	1,942	--	--	1,942
Intrinsic value of beneficial conversion feature on convertible subordinated notes	--	--	--	--	4,680	--	--	--	4,680

Balance at August 31, 2001	27,403	8,769	(4,980)	(105,771)	37,181	(3,299)	234,715	(592)	171,003
Net income (loss) for the year	--	--	--	--	--	--	(9,653)	--	(9,653)
Reclassification adjustment for loss recognized on termination of interest rate swaps, net of taxes of $318	--	--	--	--	--	--	--	592	592
Noncash stock compensation expense	--	--	--	--	--	1,310	--	--	1,310
Common stock issued under benefit plans, net of shares tendered in partial payment and including tax benefits	--	--	10	214	154	--	--	--	368

Balance at August 28, 2002	27,403	$8,769	(4,970)	$(105,557)	$37,335	$(1,989)	$225,062	$--	$163,620

See accompanying notes.

Luby's, Inc.
Notes to Consolidated Financial Statements

Fiscal Years 2002, 2001, and 2000

Note 1.  Nature of Operations and Significant Accounting Policies

Nature of Operations
Luby's, Inc. and Subsidiaries (the Company), based in San Antonio, Texas, own and operate restaurants in the southern and southwestern United States.  As of August 28, 2002, the Company operated a total of 196 units.  The Company locates its restaurants convenient to shopping and business developments as well as to residential areas.  Accordingly, the restaurants appeal primarily to shoppers, travelers, store and office personnel at lunch, and to families at dinner.

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

Fiscal Year
In fiscal year 2002, the Company changed its reporting-period measurement to 13 four-week periods from 12 calendar months.  The first period of fiscal year 2002 began September 1, 2001, and covered 26 days, and all subsequent periods covered 28 days.  Fiscal year 2002 ended on August 28, 2002, and contained 362 days, compared to 365 days in fiscal 2001.

Advertising Expenses
Advertising costs are expensed as incurred.  Advertising expense as a percentage of sales approximated 0.2%, 1.6%, and 2.1% for fiscal years 2002, 2001, and 2000, respectively.

Income Taxes
Deferred income taxes are computed using the liability method.  Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities (temporary differences) and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

Financial Instruments
The estimated fair value of financial instruments held by the Company approximates the carrying value.

Stock-Based Compensation
The Company accounts for its employee stock compensation plans using the intrinsic value method of accounting set forth in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and the related interpretations.  Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company's stock at the date of grant over the amount an employee must pay to acquire the stock.

Comprehensive Income
Comprehensive income (loss) includes adjustments for certain revenues, expenses, gains, and losses that are excluded from net income in accordance with accounting principles generally accepted in the United States, such as adjustments to the interest rate swaps.

Earnings Per Share
The Company presents basic income (loss) per common share and diluted loss per common share in accordance with SFAS 128, "Earnings Per Share."  Basic income (loss) per share is computed by dividing net income (loss) by the weighted-average number of shares outstanding during each period presented.  In fiscal years 2002 and 2001, basic and diluted loss per share were the same due to the antidilutive effect of options in loss periods.  In fiscal year 2000, basic and diluted earnings per share were equal due to the minimal dilutive effect of stock options that year.

Derivative Financial Instruments
The Company adopted SFAS 133, "Accounting for Derivative Instruments and Hedging Activities," and its amendments, Statements No. 137 and 138, on September 1, 2000.  SFAS 133 requires that all derivative instruments be recorded on the balance sheet at fair value.

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

New Accounting Pronouncements
In August 2001, the Financial Accounting Standards Board (FASB) issued SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets."  This Standard requires the recognition and measurement of the impairment of long-lived assets to be held and used and the measurement of long-lived assets to be disposed of by sale.  The Company plans to adopt the pronouncement in fiscal 2003.  The Company does not expect a material impact on its results of operations or financial condition as a result of the adoption of this Standard.

The Company has accounted for the cessation of operations under the provisions of Emerging Issues Task Force No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity."  In June 2002, FASB issued SFAS 146, "Accounting for Costs Associated with Exit or Disposal Activities."  The Company will also adopt the accounting requirement of SFAS 146 in fiscal 2003 and does not anticipate the effects to the financial statements to be material.

Note 2.  Short-Term Investments

The Company maintained a balance of $24.1 million and $20.0 million in short-term investments as of August 28, 2002, and August 31, 2001, respectively.  This cash is invested in money-market funds and time deposits.

Note 3.  Income Taxes

Following is a recap of deferred income tax assets and liabilities as of the fiscal year-end:

	August 28,	August 31,
	2002	2001

	(In thousands)
Net deferred long-term income tax liability and other credits	$(5,460)	$(2,673)
Less: other credits	1,653	1,852

Net deferred long-term income tax liability	(3,807)	(821)
Net deferred short-term income tax asset	2,726	3,192

Net deferred income tax asset (liability)	$(1,081)	$2,371

The tax effect of temporary differences results in deferred income tax assets and liabilities as of the fiscal year-end as follows:

	August 28,	August 31,
	2002	2001

	(In thousands)
Deferred tax assets:
Workers' compensation, employee injury, and general liability claims	$3,501	$4,613
Deferred compensation	1,806	1,482
Asset impairments and restaurant closure reserves	19,243	21,108
Other	--	318

Total deferred tax assets	24,550	27,521

Deferred tax liabilities:
Amortization of capitalized interest	7	484
Depreciation and amortization	23,643	22,023
Other	1,981	2,643

Total deferred tax liabilities	25,631	25,150

Net deferred tax asset (liability)	$(1,081)	$2,371

The reconciliation of the (benefit) provision for income taxes to the expected income tax (benefit) expense (computed using the statutory tax rate) is as follows:

	2002		2001		2000

	Amount	%	Amount	%	Amount	%

	(In thousands and as a percent of pretax income)
Normally expected income tax
(benefit) expense	$(5,026)	(35.0)%	$(17,073)	(35.0)%	$4,697	35.0%
State income taxes	--	--	125	.3	163	1.2
Jobs tax credits	(218)	(1.5)	(381)	(.8)	(152)	(1.1)
Other differences	537	3.7	431	.9	(412)	(3.1)

	$(4,707)	(32.8)%	$(16,898)	(34.6)%	$4,296	32.0%

Cash payments for state and federal income taxes for 2002, 2001, and 2000 were $19,000, $92,000, and $8.7 million, respectively.

Note 4.  Property, Plant, and Equipment

The cost and accumulated depreciation of property, plant, and equipment at August 28, 2002, and August 31, 2001, together with the related estimated useful lives used in computing depreciation and amortization, were as follows:

	August 28,	August 31,	Estimated
	2002	2001	Useful Lives

	(In thousands)
Land	$73,664	$79,977	─
Restaurant equipment and furnishings	138,846	135,670	3 to 15 years
Buildings	236,806	236,091	20 to 40 years
Leasehold and leasehold improvements	33,107	35,582	Term of leases
Office furniture and equipment	12,330	11,486	5 to 10 years
Transportation equipment	811	937	5 years
Construction in progress	─	289	─

	495,564	500,032
Less accumulated depreciation and amortization	205,597	194,852

	$289,967	$305,180

Note 5.  Current Accrued Expenses and Other Liabilities

Current accrued expenses and other liabilities at August 28, 2002, consist of:

	August 28,	August 31,
	2002	2001

	(In thousands)

Salaries and bonuses	$4,986	$6,017
Taxes, other than income	6,833	10,124
Accrued claims and insurance	7,888	9,808
Legal, rent, and other	2,028	2,244

	$21,735	$28,193

Note 6.  Debt

Senior Debt
Five payments totaling $3.6 million were made in fiscal 2002 which reduced the balance of the credit facility to $118.4 million.  These payments were made in compliance with the credit agreement, which requires that the Company pay the outstanding balance down in amounts equal to all proceeds received from the sale of real and personal property.  The interest rate was prime plus 1.5% at both August 28, 2002, and August 31, 2001.

Under the agreement terms that were in place during fiscal 2002 and through the first quarter of fiscal 2003, the Company was required to meet certain indicated EBITDA levels.  EBITDA is defined in the agreement as earnings before interest, taxes, depreciation, amortization, and noncash executive compensation.  The annual EBITDA requirement was met for fiscal year 2002.  However, the Company fell short of its fourth-quarter EBITDA requirement.  After the end of the 2002 fiscal year, management obtained a waiver for the fourth-quarter requirement and an amendment to the debt agreement.

The amendment extended the debt's maturity to October 31, 2004, and increased the applicable interest rate from prime plus 1.5% to prime plus 2.5%.  Additionally, the financial covenant was changed from quarterly and annual EBITDA measurements to one that assesses liquidity and future debt service.  Management believes the new covenant is achievable and considers it to be more appropriate for the collateralized credit facility.

Meanwhile, the Company has executed a commitment letter with another financial entity for an $80 million loan.  Its purpose is to replace that amount of debt in the existing credit facility.  Thus, the amendment discussed above requires that the entire proceeds from the other financial entity be used to pay down the credit facility.  In the event the Company is unable to make the $80 million payment as currently planned, the amended loan would be in default.  The existing lenders would then have the right to exercise any and all remedies, including the right to demand immediate repayment of the entire outstanding balance or the right to pursue foreclosure on the assets pledged as collateral.  As of August 28, 2002, $246.4 million of the Company's total book value, or 71.9% of its total assets, including the Company's owned real estate, improvements, equipment, and fixtures, was pledged as collateral under the credit facility.  The nonbinding commitment letter with the new lender is subject to conditions the Company must satisfy before the actual financing can occur.  Management is currently working toward this goal and has high confidence that the transaction will be completed and the financing closed by January 31, 2003.

The Company also could pursue other options if its current refinancing plans cannot be finalized.  Those options include financing through high-yield debt at higher than commercial rates or conducting additional equity security sales through public or private offerings.  Dilution to existing shareholders would result in the case of equity security sales.

Assuming the $80 million requirement is met, the amended facility also includes two principal payments.  The first is a target of $15 million that is also to be paid by January 31, 2003, from either operating cash flow or proceeds from the sale of property.  Failure to pay the entire $15 million would result in a 1% increase in the applicable interest rate from prime plus 2.5% to prime plus 3.5%.  The second payment, from operating cash flow or property sales, is an additional $10 million by September 1, 2003.  Again, payment of any amount less than $10 million would result in another 1% increase in the applicable interest rate.

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the ordinary course of business.  As explained above, the Company amended its credit facility after August 28, 2002, to change certain financial covenants, extend the term, and amend various provisions.  As referenced above, the amended bank facility requires that the $80 million in proceeds from the new asset-based lender be used to pay down the credit facility by January 31, 2003.  There are no assurances, however, that the Company will be able to close the pending financing that is necessary to satisfy payments required by the Company's amended bank facility.

The credit facility includes a provision for the issuance of letters of credit in the amount of $1,184,000 and allows the Company to acquire additional letters of credit in the ordinary course of business.

Interest Rate Protection Agreements
The Company had two Swaps, which effectively fixed the rate on a portion of the floating-rate debt outstanding under its line of credit. The Swaps were fixed-rate agreements in the notional amounts of $30 million and $15 million.  Both Swaps offered fixed rates at 6.50% in exchange for the Company's floating line of credit rate.  The original termination date for each Swap was June 30, 2002.  Due to declining interest rates and in anticipation of additional future unfavorable interest rate changes, the Company terminated its Swaps on July 2, 2001, for a cash payment of $1.3 million, including accrued interest of $163,000.  In accordance with SFAS 133, the loss of $1.1 million was recognized as interest expense over the original term of the Swaps through June 30, 2002.  Accumulated other comprehensive income (loss) was fully amortized before the end of fiscal year 2002.

Subordinated Debt
On March 9, 2001, the Company's newly appointed CEO and COO, Christopher J. Pappas and Harris J. Pappas, respectively, committed to loaning the Company a total of $10 million in exchange for convertible subordinated notes that were funded in the fourth quarter of fiscal 2001.  The notes, as formally executed, bear interest at LIBOR plus 2%, payable quarterly, and have a stated redemption date of March 1, 2011.  Interest through September 1, 2003, may be paid in a combination of cash, common stock, or both at the Company's election, subject to certain restrictions on the amount of stock issued.  All interest to date has been paid in cash.

Notwithstanding any accrued interest that may also be converted to stock, the notes are convertible into the Company's common stock at $5.00 per share for 2.0 million shares at the option of the holders at any time after January 2, 2003, and prior to the stated redemption date.  The market price of the Company's stock on the commitment date (as determined by the closing price on the New York Stock Exchange on the date of issue) was $7.34.  The difference between the market price and strike price of $5.00, or $2.34 per share, multiplied by the 2.0 million convertible shares equaled approximately $4.7 million.  Under the Company's adopted intrinsic value method, applicable accounting principles require that this amount, which represents the beneficial conversion feature, be recorded as both a component of paid-in capital and a discount from the $10 million.

The conversion feature is being amortized over the term of the notes.  The carrying value of the notes at August 28, 2002, net of the unamortized discount, was approximately $5.9 million.  The comparative carrying value of the notes at August 31, 2001, was approximately $5.4 million.

Interest Expense
Total interest expense incurred for 2002, 2001, and 2000 was $10.3 million, $12.0 million, and $6.9 million, respectively, which approximated the amount paid in each year.  The amounts capitalized on qualifying properties in 2002, 2001, and 2000 were $0, $336,000, and $958,000, respectively.

Note 7.  Impairment of Long-Lived Assets and Store Closings

In 2002 and 2001, the Company recorded a charge to operating costs of $314,000 and $30.4 million, respectively, for asset impairment and store closure costs.  In accordance with Company guidelines, management periodically reviews the financial performance of each store for indicators of impairment or indicators that closure would be appropriate. Where indicators are present, such as three full fiscal years of negative cash flows or other unfavorable market conditions, the carrying values of assets are written down to the estimated future discounted cash flows or fully written off in the case of negative cash flows anticipated in the future.  Estimated future cash flows are based upon regression analyses generated from similar Company restaurants, discounted at the Company's weighted-average cost of capital.

Fiscal 2002 Restaurant Impairments and Closings
No restaurants were impaired during fiscal 2002.  The Company closed one restaurant not previously designated for closure.  The net provision for asset impairment and restaurant closings includes the labor termination costs and the loss associated with closing the restaurant, which were both offset by the charge reversals for two lease settlements that were slightly more favorable than originally anticipated.

Fiscal 2001 Restaurant Impairments and Closings
During fiscal 2001, the Company recorded a pretax charge of $30.4 million as a result of its reviews for impairments in accordance with SFAS 121 and assessments of closure costs.  The principal components of the fiscal 2001 charge were as follows:

Restaurants Designated for Closure - Charges of $11.6 million were incurred for the closing of 15 underperforming restaurants, two of which are still operating.   This charge included the cost to write down the properties and equipment to net realizable value and estimated costs for the settlement of lease obligations, legal and professional fees, and other exit costs.  Employee severance costs were not accrued as of August 31, 2001, but were paid out and primarily expensed in the period of closure.  (As explained below, two other restaurants were closed for remodel and conversion to new concepts.)

Impaired Restaurants - Charges of $17.0 million were incurred for asset impairment of 13 restaurants, ten of which the Company continues to operate.  In accordance with SFAS 121, the properties were written down to the estimated future discounted cash flows or fully written off in the case of negative future cash flows.

Property Under Dissolved Joint Venture - Charges of $.8 million were incurred primarily for the impairment of one property operated under a joint venture with Waterstreet, Inc.  The joint venture, L&W Seafood, Inc., was terminated in 1999.  However, the property used by the joint venture was retained for a time to evaluate its potential use.  This location remained vacant for over a year, after which time the Company decided against retaining it.  This property was written down to its estimated net realizable value and was sold in fiscal year 2001.

New Concepts - Charges of $1.0 million were associated with the write-off of assets for two locations that were slated for remodel and conversion to new concepts before the end of fiscal year 2002.  The Company closed both units by October 31, 2001.  Property that could not be salvaged, transferred, or effectively reused was written off.  One of the two locations was reopened as a seafood restaurant in the second quarter of fiscal 2002.  Plans for the second conversion are still in progress.

Operating Results for Restaurants Designated for Closure
The results of operations for the 15 restaurants designated for closure were as follows:

	Year Ended

	August 28,	August 31,	August 31,
	2002	2001	2000

	(In thousands)

Sales	$6,479	$19,327	$19,190

Operating loss	(3,262)	(4,289)	(3,145)

Reserve for Restaurant Closings
At August 28, 2002, and August 31, 2001, the Company had a reserve for restaurant closings of $3.1 million and $4.5 million, respectively.  Excluding lease termination settlements, it is anticipated that all material cash outlays required for the store closings planned as of August 31, 2001, will be made prior to the end of fiscal 2003.  The following is a summary of the types and amounts recognized as accrued expenses together with cash payments made against such accruals for the three years ended August 28, 2002:

	Reserve Balance

	Lease Settlement Costs	Legal and Professional Fees	Workforce Severance	Other Exit Costs	Total Reserve

	(In thousands)

As of August 31, 1999	$3,907	$1,000	$72	$88	$5,067
Additions (reductions)	675	350	375	300	1,700
Cash payments	(3,817)	(975)	(72)	(88)	(4,952)

As of August 31, 2000	765	375	375	300	1,815
Additions (reductions)	4,196	(375)	(59)	693	4,455
Cash payments	(755)	--	(316)	(693)	(1,764)

As of August 31, 2001	4,206	--	--	300	4,506
Additions (reductions)	(373)	--	--	--	(373)
Cash payments	(856)	--	--	(163)	(1,019)

As of August 28, 2002	$2,977	$--	$--	$137	$3,114

Note 8.  Commitments and Contingencies

Officer Loans
In fiscal 1999, the Company guaranteed loans of approximately $1.9 million relating to purchases of Company stock by officers of the Company.  Under the officer loan program, shares were purchased and funding was obtained from JPMorgan Chase Bank. As of August 28, 2002, the notes, which mature in fiscal 2004, have an outstanding balance of approximately $1.6 million.  In the event of possible default, the Company would purchase the loans from JPMorgan Chase Bank, become holder of the notes, record the receivables, and pursue collection in the event that note requirements are not met.  The purchased Company stock has been and can be used by borrowers to satisfy a portion of their loan obligation.  As of August 28, 2002, based on the market price on that day, approximately $505,000, or 31.6% of the note balances, could have been covered by stock, while approximately $1.1 million, or 68.4%, would have remained outstanding.

Pending Claims
Two former restaurant assistant managers have filed suit in federal district court alleging violations of the Fair Labor Standards Act and the commission of certain fraudulent acts by the Company.  The plaintiffs also seek authorization to represent a class of all assistant managers employed by the Company throughout the United States who they claim, on information and belief, are similarly without the requisite job duties and responsibilities to be considered exempt from the overtime requirements of the Fair Labor Standards Act.  The Company has asserted that no class is appropriate, that plaintiffs were exempt from the right to overtime compensation under the Fair Labor Standards Act under the white collar exemptions, and has denied any misrepresentations.  The complaint does not specify the total amount of damages being sought.  The court denied plaintiffs' request to certify a nationwide class, and instead certified a class consisting of assistant managers that worked in the Memphis area from August 1999 to July 2002.  The plaintiffs are still seeking to expand the class beyond Memphis. The Company believes that the allegations are unfounded and intends to continue to diligently contest the claims of the plaintiffs.

The Company is presently, and from time to time, subject to pending claims and lawsuits arising in the ordinary course of business.  In the opinion of management, other than the litigation described above, the outcome of which is not yet determined, the resolution of all other pending legal proceedings will not have a material adverse effect on the Company's operations or consolidated financial position.

Surety Bonds
At August 28, 2002, surety bonds in the amount of $10.1 million have been issued as security for the payment of insurance obligations classified as accrued expenses on the balance sheet.

Note 9.  Comprehensive Income (Loss)

The Company's comprehensive income (loss) is comprised of net income (loss) and adjustments to derivative financial instruments.  The components of comprehensive income (loss) were as follows:

	August 28,	August 31,
	2002	2001

	(In thousands)

Net income (loss)	$(9,653)	$(31,881)
Other comprehensive income (loss), net of taxes:
Cumulative effect of a change in accounting for derivative financial instruments upon adoption of SFAS 133, net of taxes of $61	--	114
Net derivative loss, net of taxes of $514	--	(958)
Reclassification adjustment for loss included in net income (loss), net of taxes of $71	--	133
Reclassification adjustment for loss recognized on termination of interest rate swaps, net of taxes of $64	--	119
Reclassification adjustment for loss recognized on termination of interest rate swaps, net of taxes of $318	592	--

Comprehensive income (loss)	$(9,061)	$(32,473)

Note 10.  Leases

The Company conducts part of its operations from facilities that are leased under noncancelable lease agreements.  Most of the leases are for periods of ten to twenty-five years and provide for contingent rentals based on sales in excess of a base amount.  Approximately 87% of the leases contain renewal options ranging from five to thirty years.

Annual future minimum lease payments under noncancelable operating leases as of August 28, 2002, are as follows:

Year Ending:	(In thousands)

August 27, 2003	$6,028
August 25, 2004	5,655
August 31, 2005	5,261
August 30, 2006	4,672
August 29, 2007	4,288
Thereafter	22,245

Total minimum lease payments	$48,149

Total rent expense for operating leases for the last three fiscal years was as follows:

	Year Ended

	August 28,	August 31,	August 31,
	2002	2001	2000

	(In thousands)

Minimum rentals	$6,512	$6,914	$6,829
Contingent rentals	770	437	660

	$7,282	$7,351	$7,489

Note 11.  Employee Benefit Plans and Agreements

Executive Stock Options
In connection with their employment agreements effective March 9, 2001, the CEO and the COO were granted approximately 2.2 million stock options at a strike price of $5.00 per share, which was below the quoted market price on the date of grant.  From that date through fiscal 2004, the Company will recognize a total of $5.2 million in noncash compensation expense associated with these options.  Totals of $1.3 million and $1.9 million were recognized for fiscal 2002 and 2001, respectively.  Of the $5.2 million to be recognized, $3.2 million has been recognized to date, while $2.0 million remains to be amortized.

All Stock Options
The Company has an incentive stock plan to provide for market-based incentive awards, including stock options, stock appreciation rights, and restricted stock.  Under this plan, stock options may be granted at prices not less than 100% of fair market value on the date of grant.  Options granted to the participants of the plan are exercisable over staggered periods and expire, depending upon the type of grant, in five to ten years.  The plan provides for various vesting methods, depending upon the category of personnel.

During 1999, the Company authorized 2.0 million shares of the Company's common stock for the plan.  Under its terms, including the 1999 authorization, nonqualified stock options, incentive stock options, and other types of awards for not more than 4.9 million shares of the Company's common stock may be granted to eligible employees of the Company.  As previously stated, the Company also granted 2.2 million options to the CEO and the COO in conjunction with their employment agreements.  Neither individual has exercised any of these options.

Following is a summary of activity in the Company's incentive stock plan and the executive stock options for the three years ended August 28, 2002, and August 31, 2001 and 2000:

	Weighted-
	Average Exercise
	Price Per Share -	Options
	Options Outstanding	Outstanding

Balances - August 31, 1999	$16.47	2,036,628
Granted	11.40	622,000
Cancelled or expired	15.21	(363,087)
Exercised	--	--

Balances - August 31, 2000	15.30	2,295,541
Granted	5.26	2,958,000
Cancelled or expired	13.95	(747,300)
Exercised	--	--

Balances - August 31, 2001	8.93	4,506,241
Granted	6.21	133,500
Cancelled or expired	14.10	(435,306)
Exercised	5.44	(10,100)

Balances - August 28, 2002	$ 8.31	4,194,335

Balances of Exercisable Options as of:

August 31, 2000	524,939
August 31, 2001	1,441,490
August 28, 2002	2,242,095

Exercise prices for options outstanding as of August 28, 2002, range from $5.00 to $23.125 per share.  The weighted-average remaining contractual life of these options is 6.1 years.  Excluding 1,120,000 executive stock options with an exercise price of $5.00 per share, the exercisable options as of August 28, 2002, have a weighted-average exercise price of $14.12 per share.

Options Outstanding and Exercisable by Price Range
As of August 28, 2002

Options Outstanding						Options Exercisable

				Weighted-
			Number	Average	Weighted-	Number	Weighted-
Range of			Outstanding	Remaining	Average	Exercisable	Average
Exercise Prices			As of 8/28/02	Contractual Life	Exercise Price	As of 8/28/02	Exercise Price

$5.0000	-	$5.0000	2,240,000	8.53	$5.0000	1,120,000	$5.0000
5.4375	-	5.5200	425,150	4.34	5.4469	102,900	5.4375
6.0000	-	12.0625	511,250	4.44	9.8347	218,500	10.4661
13.9375	-	15.3750	308,255	2.34	14.6679	225,454	14.6627
15.4375	-	15.4375	480,762	2.53	15.4375	364,870	15.4375
15.9375	-	19.1250	181,895	1.79	18.3417	163,348	18.5402
20.2500	-	20.2500	10,750	4.10	20.2500	10,750	20.2500
21.6250	-	21.6250	10,000	3.38	21.6250	10,000	21.6250
22.7500	-	22.7500	14,998	2.38	22.7500	14,998	22.7500
23.1250	-	23.1250	11,275	0.13	23.1250	11,275	23.1250

$5.0000	-	$23.1250	4,194,335	6.10	$8.3110	2,242,095	$9.5666

At August 28, 2002, and August 31, 2001, the number of incentive stock option shares available to be granted under the plans was 653,561 and 874,810 shares, respectively.

The weighted-average fair value of the individual options granted during 2002, 2001, and 2000 is estimated at $3.38, $3.16, and $1.51, respectively, on the date of grant.  The fair values were determined using a Black-Scholes option pricing model with the following assumptions:

	2002	2001	2000

Dividend yield	--	--	6.90%
Volatility	.35	.41	.22
Risk-free interest rate	3.56%	4.44%	7.00%
Expected life	6.18	8.65	6.11

If the Company had converted to the fair-value method of expensing stock options as alternatively allowed under FAS 123, its net income (loss) would have been $(10.4) million, $(31.6) million, and $8.9 million in fiscal 2002, 2001, and 2000, respectively.  Earnings (loss) per share would have been $(.47), $(1.41), and $.40 for fiscal 2002, 2001, and 2000, respectively.

Supplemental Executive Retirement Plan
The Company has a Supplemental Executive Retirement Plan (SERP) for key executives and officers.  The SERP is a "target" benefit plan, with the annual lifetime benefit based upon a percentage of average salary during the final five years of service at age 65, offset by several sources of income including benefits payable under deferred compensation agreements, if applicable, the profit sharing plan, and Social Security.  SERP benefits will be paid from the Company's assets.  The net expense incurred for this plan for the years ended August 28, 2002, and August 31, 2001 and 2000, was $64,000, $296,000, and $161,000, respectively, and the unfunded accrued pension liability as of August 28, 2002, and August 31, 2001 and 2000, was approximately $665,000, $622,000, and $692,000, respectively.

The Company also has a voluntary 401(k) employee savings plan to provide substantially all salaried and hourly employees of the Company an opportunity to accumulate personal funds for their retirement.  These contributions may be made on a pre-tax basis to the plan.  In 2001, the Company began matching 25% of participants' contributions up to 4% of their salary.  The net expense recognized in connection with the employer match feature of the voluntary 401(k) employee savings plan for the years ended August 28, 2002, and August 31, 2001, was $311,000 and $270,000, respectively.

During 1999, the Company established a nonqualified deferred compensation plan for highly compensated executives allowing deferral of a portion of their annual salary and up to 100% of bonuses before taxes.  The Company does not match any deferral amounts and retains ownership of all assets until distributed.  The liability under this deferred compensation plan at August 28, 2002, and August 31, 2001, was approximately $54,000 and $70,000, respectively.

Profit Sharing
The Company has a profit sharing and retirement trust plan (the Plan) covering substantially all employees who have attained the age of 21 years and have completed one year of continuous service.  The Plan is administered by a corporate trustee, is a "qualified plan" under Section 401(a) of the Internal Revenue Code, and provides for the payment of the employee's vested portion of the Plan upon retirement, termination, disability, or death.  The Plan has been funded by contributions of a portion of the net earnings of the Company.  The Plan was amended effective August 31, 2001, to make all contributions discretionary.  No annual contributions to the Plan were made in fiscal 2002 or 2001, while $700,000 was contributed in fiscal 2000.

Note 12.  Derivative Financial Instruments

The Company adopted Statement of Financial Accounting Standards No. 133 (SFAS 133), "Accounting for Derivative Instruments and Hedging Activities," and its amendments, Statement Nos. 137 and 138, on September 1, 2000.  SFAS 133 requires that all derivative instruments be recorded on the balance sheet at fair value.  Pursuant to this Standard, the Company designated its Interest Rate Protection Agreements (Swaps) as cash flow hedge instruments.  Swaps have been used to manage exposure to interest rate movement by effectively changing the variable rate to a fixed rate.  The critical terms of the Swaps and the interest-bearing debt associated with the Swaps were the same; therefore, the Company assumed that there was no ineffectiveness in the hedge relationship.  Due to declining interest rates and in anticipation of additional future unfavorable interest rate changes, the Company terminated the Swaps on July 2, 2001, for a cash payment of $1.3 million, including accrued interest of $163,000.  Changes in fair value of the Swaps were recognized in other comprehensive income (loss), net of tax effects, until the hedged items were recognized in earnings.

In accordance with SFAS 133, the loss of $1.1 million was recognized as interest expense over the original term of the Swaps (through June 30, 2002).  At August 28, 2002, there was no balance in accumulated other comprehensive loss.

Note 13.  Related Parties

Profit Sharing and Retirement Trust Plan Investment Advisors
Austin, Calvert & Flavin, Inc. is a firm that provides investment services for the Company's profit sharing and retirement trust plan (the Plan).  Effective October 25, 2002, Ronald K. Calgaard, a director of Austin, Calvert & Flavin, Inc., resigned from his position as a member of Luby's Board of Directors.  Mr. Calgaard had previously resigned his position as Chairman of the Finance and Audit Committee of Luby's board on September 23, 2002.

The Company currently uses the services of four investment advisors for its profit sharing and retirement trust plan.  The Plan paid Austin, Calvert & Flavin, Inc. approximately $60,000, $74,000, and $100,000 in fiscal 2002, 2001, and 2000, respectively.

Affiliate Services
The CEO and COO of the Company, Christopher J. Pappas and Harris J. Pappas, respectively, own two restaurant entities that provide services to Luby's, Inc. as detailed in the Affiliate Services Agreement and the Master Sales Agreement.  Under the terms of the agreements, the Pappas entities have provided specialized equipment fabrication; warehouse leasing; basic equipment maintenance; and accounting, architectural, and general business services.  The scope and pricing of services rendered under the agreements are reviewed periodically by the Finance and Audit Committee of the Company's Board.  The Committee uses the services of the Company's external auditors and independent valuation consultants to monitor the transactions associated with the agreement.

As part of the affiliated relationship, the Company entered into a three-year lease which commenced on June 1, 2001, and ends May 31, 2004.  The amount paid by the Company pursuant to the terms of this lease was approximately $78,000 for the year ended August 28, 2002.  The agreement also includes the costs incurred for modifications to existing equipment, as well as custom-fabrication, including stainless steel stoves, shelving, rolling carts, and chef tables.  The total cost of the custom-fabricated and refurbished equipment for fiscal 2002 was $506,000.  All amounts charged under the agreements were paid in fiscal 2002 except for the most recent expenditures of approximately $104,000, which were paid in the first quarter of fiscal 2003.

Operating Lease
In a separate contract from the Affiliate Services Agreement, pursuant to the terms of a ground lease dated March 25, 1994, the Company paid rent to PHCG Investments for a Luby's restaurant operating in Dallas, Texas.  Christopher J. Pappas and Harris J. Pappas are general partners of PHCG Investments.  The amount paid by the Company to PHCG Investments pursuant to the terms of the lease agreement during fiscal year 2002 was approximately $85,000. Rents paid for both the ground lease and the Affiliate Services Agreement lease combined represent 2.2% of total rents paid by the Company for the year ended August 28, 2002.

The Company has entered into a Lease Termination Agreement, with a third party unaffiliated with the Pappas entities, to sever its interest in the leased property in exchange for a payment of cash, obtain the right to remove fixtures and equipment from the premises, and finalize the release of any future obligations under the lease agreement now owned by PHCG Investments.  The closing of the transaction is conditioned upon the third party acquiring fee simple title to the property from PHCG Investments.

Subordinated Debt
As described in Note 6 of the Notes to Consolidated Financial Statements in the section entitled "Subordinated Debt," the CEO and the COO loaned the Company a total of $10 million in the form of convertible subordinated notes to support the Company's future operating cash needs. The entire balance was outstanding as of August 28, 2002.

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

Note 14.  Common Stock

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

In connection with the employment of Christopher J. Pappas, the Company's President and Chief Executive Officer, and Harris J. Pappas, the Company's Chief Operating Officer, the Shareholder Rights Plan was amended to exempt from the operation of the plan Messrs. Pappas' ownership of the Company's common stock, which was acquired prior to March 8, 2001 (and certain additional shares permitted to be acquired) and certain shares of common stock which may be acquired in connection with options issued on the date of their employment and the convertible notes subsequently purchased from the Company.

The Board of Directors periodically authorizes the purchase in the open market of shares of the Company's outstanding common stock.  Under such authorizations, the Company purchased 850,300 shares of its common stock at a cost of $12,919,000 in 1999, which are being held as treasury stock.

Common stock is reserved for approximately 4,194,000 for issuance upon the exercise of outstanding stock options and 2.0 million shares for issuance upon the conversion of subordinated notes.

Note 15.  Per Share Information

A reconciliation of the numerators and denominators of basic earnings per share and earnings per share assuming dilution is shown in the table below:

	August 28,	August 31,	August 31,
	2002	2001	2000

	(In thousands)
Numerator:
Net income (loss)	$(9,653)	$(31,881)	$9,125
Effect of potentially dilutive securities:
Interest on convertible
subordinated notes	585	194	--

Numerator for net income (loss)
per common share -- diluted	$(9,068)	$(31,687)	$9,125

Denominator for basic
earnings per share --
weighted-average shares	22,428	22,422	22,420
Effect of potentially dilutive securities:
Employee stock options	165	96	2
Convertible subordinated notes	2,000	312	--

Denominator for earnings per share --
assuming dilution -- adjusted
weighted-average shares	24,593	22,830	22,422

Net income (loss) per share --
basic	$(0.43)	$(1.42)	$0.41

Net income (loss) per share --
assuming dilution (a)	$(0.43)	$(1.42)	$0.41

(a) As the Company had a net loss for the years ended August 28, 2002, and August 31, 2001, earnings per share assuming dilution equals basic earnings per share since potentially dilutive securities are antidilutive in loss periods.

Note 16.  Quarterly Financial Information (Unaudited)

The following is a summary of quarterly unaudited financial information for 2002 and 2001:

	Quarter Ended

	August 28,	May 8,	February 13,	November 21,
	2002	2002	2002	2001

	(112 days)	(84 days)	(84 days)	(82 days)
	(In thousands except per share data)

Sales	$119,543	$93,070	$91,257	$95,195
Gross profits	48,600	40,771	38,387	35,953
Net income (loss)	(1,971)	(174)	(2,163)	(5,345)

Net income (loss) per share	$(.09)	$(.01)	$(.09)	$(.24)

	Quarter Ended

	August 31,	May 31,	February 28,	November 30,
	2001	2001	2001	2000

	(92 days)	(92 days)	(90 days)	(91 days)
	(In thousands except per share data)

Sales	$119,365	$121,677	$112,219	$113,900
Gross profits	41,676	50,118	45,859	45,330
Net income (loss)	(19,383)*	(1,066)	(9,424)*	(2,008)

Net income (loss) per share	$(.86 )*	$(.05)	$(.42 )*	$(.09)

*See Note 7 of the Notes to Consolidated Financial Statements for discussion of impairment charges recorded during the second and fourth quarters of fiscal year 2001.

Item 9.  Changes in and Disagreements with Accountants on Accounting and
             Financial Disclosure

None.

Part III

Item 10.  Directors and Executive Officers of the Registrant

There is incorporated in this Item 10 by reference that portion of the Company's definitive proxy statement for the 2003 annual meeting of shareholders appearing therein under the captions "Election of Directors," "Certain Relationships and Related Transactions," and "Section 16(a) Ownership Reporting Compliance."  See also the information in Item 4A of Part I of this Report.

Item 11.  Executive Compensation

There is incorporated in this Item 11 by reference that portion of the Company's definitive proxy statement for the 2003 annual meeting of shareholders appearing therein under the captions "Compensation of Directors," "Personnel and Administrative Policy Committee Report," "Executive Compensation," "Deferred Compensation," and "Certain Relationships and Related Transactions."

Item 12.  Security Ownership of Certain Beneficial Owners and Management

There is incorporated in this Item 12 by reference that portion of the Company's definitive proxy statement for the 2003 annual meeting of shareholders appearing therein under the captions "Ownership of Equity Securities in the Company" and "Principal Shareholders."

Securities authorized under equity compensation plans as of August 28, 2002, were as follows:
	(a)	(b)	(c)

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))

Equity compensation plans approved by security holders	1,954,335	$12.11	653,561

Equity compensation plans not approved by security holders	2,322,630	5.10	--

Total	4,276,965	$8.30	653,561

Item 13.  Certain Relationships and Related Transactions

There is incorporated in this Item 13 by reference that portion of the Company's definitive proxy statement for the 2003 annual meeting of shareholders appearing therein under the caption "Certain Relationships and Related Transactions."

Part IV

Item 14.  Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company's Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to the Company's management, including its President and CEO and its CFO, as appropriate, to allow timely decisions regarding required disclosure.  Management necessarily applied its judgment in assessing the costs and benefits of such controls and procedures which, by their nature, can provide only reasonable assurance regarding management's control objectives.

During the 90 days prior to November 26, 2002, the Company carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-14.  The Company's President and CEO and the CFO participated and provided input into this process.  Based upon the foregoing, these senior officers concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company required to be included in the Company's Exchange Act reports.

There have been no significant changes in the Company's internal controls or in other factors which could significantly affect internal controls subsequent to the date the President and CEO and the CFO carried out their evaluation.

Item 15.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a) Documents

1.  Financial Statements

     The following financial statements are filed as part of this Report:

         Consolidated balance sheets at August 28, 2002, and August 31, 2001

         Consolidated statements of operations for each of the three years in the period ended August 28, 2002

         Consolidated statements of shareholders' equity for each of the three years in the period ended August 28, 2002

         Consolidated statements of cash flows for each of the three years in the period ended August 28, 2002

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

3.  Exhibits

      The following exhibits are filed as a part of this Report:
3(a)

Certificate of Incorporation of Luby's, Inc. as currently in effect (filed as Exhibit 3(b) to the Company's Quarterly Report on Form 10-Q for the quarter ended May 31, 1999, and incorporated herein by reference).

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

4(l)

Fourth Amendment to Credit Agreement dated July 9, 2001, among Luby's, Inc., Bank of America, N.A.  and other creditors of its bank group (filed as Exhibit 4(l) to the Company's Quarterly Report on Form 10-Q for the quarter ended May 31, 2001, and incorporated herein by reference).

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

4(s)

Fifth Amendment to Credit Agreement dated December 5, 2001, among Luby's, Inc., Bank of America, N.A. and other creditors of its bank group (filed as Exhibit 4(s) to the Company's Annual Report on Form 10-K for the fiscal year ended August 31, 2001, and incorporated herein by reference).

4(t)	Sixth Amendment to Credit Agreement dated November 25, 2002, by and among Luby's, Inc., Bank of America, N.A. and other creditors of its bank group.

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

Affiliate Services Agreement dated August 31, 2001, by and among Luby's, Inc., Christopher J. Pappas, Harris J. Pappas, Pappas Restaurants, L.P., and Pappas Restaurants, Inc. (filed as Exhibit 10(y) to the Company's Annual Report on Form 10-K for the fiscal year ended August 31, 2001, refiled as Exhibit 10(y) to the Company's Quarterly Report on Form 10-Q for the quarter ended February 13, 2002, to include signature reference and an exhibit that were inadvertently omitted, and incorporated herein by reference).

10(z)

Ground Lease for a cafeteria site dated March 25, 1994, by and between Luby's Cafeterias, Inc. and PHCG Investments, as amended by Lease Amendment dated July 6, 1994 (filed as Exhibit 10(z) to the Company's Annual Report on Form 10-K for the fiscal year ended August 31, 2001, and incorporated herein by reference).

10(aa)

Lease Agreement for dated June 1, 2001, by and between Luby's, Inc. and Pappas Restaurants, Inc. (filed as Exhibit 10(aa) to the Company's Annual Report on Form 10-K for the fiscal year ended August 31, 2001, and incorporated herein by reference).

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

Consultant Agreement between Luby's Restaurants Limited Partnership and Alan M. Davis dated July 20, 2001 (filed as Exhibit 10(cc) to the Company's Annual Report on Form 10-K for the fiscal year ended August 31, 2001, and incorporated herein by reference).*

10(dd)

Luby's, Inc. Amended and Restated Nonemployee Director Phantom Stock Plan effective September 28, 2001 (filed as Exhibit 10(dd) to the Company's Quarterly Report on Form 10-Q for the quarter ended February 13, 2002, and incorporated herein by reference).*

10(ee)	Final Severance Agreement and Release between Luby's, Inc. and S. Darrell Wood effective July 28, 2002.*

10(ff)	Consultant Agreement dated August 30, 2002, between Luby's Restaurants Limited Partnership and S. Darrell Wood.*

10(gg)	Form of Indemnification Agreement entered into between Luby's, Inc. and each member of its Board of Directors initially dated July 23, 2002.

10(hh)	Amended and Restated Affiliate Services Agreement dated July 23, 2002, by and among Luby's, Inc., Pappas Restaurants, L.P., and Pappas Restaurants, Inc.

10(ii)

Master Sales Agreement dated July 23, 2002, by and among Luby's, Inc., Pappas Restaurants, L.P., and Pappas Restaurants, Inc. and Procedure adopted by the Finance and Audit Committee of the Board of Directors on July 23, 2002, pursuant to Section 2.3 of the Master Sales Agreement.

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

November 25, 2002	LUBY'S, INC.

Date	(Registrant)

By:/s/Christopher J. Pappas

Christopher J. Pappas
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.
Signature and Date	Name and Title

/s/ROBERT T. HERRES	Robert T. Herres, Director and Chairman of the Board

November 22, 2002

/s/CHRISTOPHER J. PAPPAS	Christopher J. Pappas, Director, President and Chief Executive Officer

November 22, 2002

/s/HARRIS J. PAPPAS	Harris J. Pappas, Director, Chief Operating Officer

November 22, 2002

/s/ERNEST PEKMEZARIS	Ernest Pekmezaris, Senior Vice President and Chief Financial Officer

November 22, 2002

/s/JUDITH B. CRAVEN	Judith B. Craven, Director

November 22, 2002

/s/ARTHUR R. EMERSON	Arthur R. Emerson, Director

November 22, 2002

/s/ROGER R. HEMMINGHAUS	Roger R. Hemminghaus, Director

November 22, 2002

/s/FRANK MARKANTONIS	Frank Markantonis, Director

November 22, 2002

/s/GASPER MIR, III	Gasper Mir, III, Director

November 22, 2002

/s/WALTER J. SALMON	Walter J. Salmon, Director

November 22, 2002

/s/JOANNE WINIK	Joanne Winik, Director

November 22, 2002

/s/JIM W. WOLIVER	Jim W. Woliver, Director

November 22, 2002

Certification Pursuant to
18 U.S.C. Section 1350,
As Adopted Pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002

In connection with the Annual Report of Luby's, Inc. on Form 10-K for the fiscal year ended August 28, 2002, as filed with the Securities and Exchange Commission on the date hereof, I, Christopher J. Pappas, President and Chief Executive Officer of the Company, hereby certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1)  The report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)  The information contained in the report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date:	November 25, 2002	/s/Christopher J. Pappas

Christopher J. Pappas
President and
Chief Executive Officer

Certification Pursuant to
18 U.S.C. Section 1350,
As Adopted Pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002

In connection with the Annual Report of Luby's, Inc. on Form 10-K for the fiscal year ended August 28, 2002, as filed with the Securities and Exchange Commission on the date hereof, I, Ernest Pekmezaris, Senior Vice President and Chief Financial Officer of the Company, hereby certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1)  The report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)  The information contained in the report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date:	November 25, 2002	/s/Ernest Pekmezaris

Ernest Pekmezaris
Senior Vice President and
Chief Financial Officer

Certification

I, Christopher J. Pappas, certify that:

1.	I have reviewed this Annual Report on Form 10-K of Luby's, Inc.;

2.

Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.

Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects, the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.

The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and I have:

a)

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of the annual report (the "Evaluation Date"); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.

The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a)

all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.

The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	November 25, 2002

/s/Christopher J. Pappas

Christopher J. Pappas
President and
Chief Executive Officer

Certification

I, Ernest Pekmezaris, certify that:

1.	I have reviewed this Annual Report on Form 10-K of Luby's, Inc.;

2.

Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.

Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects, the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.

The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and I have:

a)

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of the annual report (the "Evaluation Date"); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.

The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a)

all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.

The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	November 25, 2002

/s/Ernest Pekmezaris

Ernest Pekmezaris
Senior Vice President and
Chief Financial Officer

EXHIBIT INDEX
3(a)

Certificate of Incorporation of Luby's, Inc. as currently in effect (filed as Exhibit 3(b) to the Company's Quarterly Report on Form 10-Q for the quarter ended May 31, 1999, and incorporated herein by reference).

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

4(l)

Fourth Amendment to Credit Agreement dated July 9, 2001, among Luby's, Inc., Bank of America, N.A.  and other creditors of its bank group (filed as Exhibit 4(l) to the Company's Quarterly Report on Form 10-Q for the quarter ended May 31, 2001, and incorporated herein by reference).

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

4(s)

Fifth Amendment to Credit Agreement dated December 5, 2001, among Luby's, Inc., Bank of America, N.A. and other creditors of its bank group (filed as Exhibit 4(s) to the Company's Annual Report on Form 10-K for the fiscal year ended August 31, 2001, and incorporated herein by reference).

4(t)	Sixth Amendment to Credit Agreement dated November 25, 2002, by and among Luby's, Inc., Bank of America, N.A. and other creditors of its bank group.

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

Affiliate Services Agreement dated August 31, 2001, by and among Luby's, Inc., Christopher J. Pappas, Harris J. Pappas, Pappas Restaurants, L.P., and Pappas Restaurants, Inc. (filed as Exhibit 10(y) to the Company's Annual Report on Form 10-K for the fiscal year ended August 31, 2001, refiled as Exhibit 10(y) to the Company's Quarterly Report on Form 10-Q for the quarter ended February 13, 2002, to include signature reference and an exhibit that were inadvertently omitted, and incorporated herein by reference).

10(z)

Ground Lease for a cafeteria site dated March 25, 1994, by and between Luby's Cafeterias, Inc. and PHCG Investments, as amended by Lease Amendment dated July 6, 1994 (filed as Exhibit 10(z) to the Company's Annual Report on Form 10-K for the fiscal year ended August 31, 2001, and incorporated herein by reference).

10(aa)

Lease Agreement for dated June 1, 2001, by and between Luby's, Inc. and Pappas Restaurants, Inc. (filed as Exhibit 10(aa) to the Company's Annual Report on Form 10-K for the fiscal year ended August 31, 2001, and incorporated herein by reference).

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

Consultant Agreement between Luby's Restaurants Limited Partnership and Alan M. Davis dated July 20, 2001 (filed as Exhibit 10(cc) to the Company's Annual Report on Form 10-K for the fiscal year ended August 31, 2001, and incorporated herein by reference).*

10(dd)

Luby's, Inc. Amended and Restated Nonemployee Director Phantom Stock Plan effective September 28, 2001 (filed as Exhibit 10(dd) to the Company's Quarterly Report on Form 10-Q for the quarter ended February 13, 2002, and incorporated herein by reference).*

10(ee)	Final Severance Agreement and Release between Luby's, Inc. and S. Darrell Wood effective July 28, 2002.*

10(ff)	Consultant Agreement dated August 30, 2002, between Luby's Restaurants Limited Partnership and Darrell Wood*

10(gg)	Form of Indemnification Agreement entered into between Luby's, Inc. and each member of its Board of Directors initially dated July 23, 2002.

10(hh)	Amended and Restated Affiliate Services Agreement dated July 23, 2002, by and among Luby's, Inc., Pappas Restaurants, L.P., and Pappas Restaurants, Inc.

10(ii)

Master Sales Agreement dated July 23, 2002, by and among Luby's, Inc., Pappas Restaurants, L.P., and Pappas Restaurants, Inc. and Procedure adopted by the Finance and Audit Committee of the Board of Directors on July 23, 2002, pursuant to Section 2.3 of the Master Sales Agreement.

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