Form 10-Q
period 2002-11-20
LUBYS INC
filed 2003-01-03
CIK 16099

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 20, 2002, or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period From _____ to _____

Commission file number 1-8308

Luby's, Inc.
(Exact name of registrant as specified in its charter)

Delaware	74-1335253

(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

2211 Northeast Loop 410 San Antonio, Texas 78217

(Address of principal executive offices, including zip code)

(210) 654-9000	www.lubys.com

(Registrant's telephone number, including area code, and Website)

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.   Yes     X        No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes     X        No

As of January 3, 2003, there were 22,448,574 shares of the registrant's Common Stock outstanding, which does not include 4,954,493 treasury shares.

Luby's, Inc.
Form 10-Q
Quarter ended November 20, 2002
Table of Contents

Part I - FINANCIAL INFORMATION

Item 1.  Financial Statements

Luby's, Inc.
Consolidated Balance Sheets
(In thousands)

November 20,		August 28,
	2002	2002

	(unaudited)
Assets
Current Assets:
Cash	$199	$1,584
Short-term investments (see Note 3)	21,587	24,122
Trade accounts and other receivables	299	185
Food and supply inventories	2,963	2,197
Prepaid expenses	1,533	1,667
Income tax receivable	7,245	7,245
Deferred income taxes (see Note 4)	2,726	2,726

Total current assets	36,552	39,726
Property held for sale	6,005	8,144
Investments and other assets	4,579	4,642
Property, plant, and equipment -- at cost, net (see Note 5)	288,498	289,967

Total assets	$335,634	$342,479

Liabilities and shareholders' equity
Current Liabilities:
Accounts payable	$20,242	$19,077
Accrued expenses and other liabilities	21,385	21,735
Current portion of debt (see Note 6)	113,507	118,448

Total current liabilities	155,134	159,260
Convertible subordinated notes, net -- related party (see Note 6)	5,994	5,883
Accrued claims and insurance	5,142	5,142
Deferred income taxes and other credits (see Note 4)	5,432	5,460
Reserve for restaurant closings (see Note 7)	3,058	3,114
Commitments and contingencies (see Note 8)	--	--

Total liabilities	174,760	178,859

Shareholders' equity
Common stock, $.32 par value; authorized 100,000,000 shares, issued 27,403,067 shares in fiscal 2003 and 2002	8,769	8,769
Paid-in capital	37,058	37,335
Deferred compensation	(1,687)	(1,989)
Retained earnings	221,961	225,062
Less cost of treasury shares, 4,954,493 and 4,970,024, in fiscal 2003 and 2002, respectively	(105,227)	(105,557)

Total shareholders' equity	160,874	163,620

Total liabilities and shareholders' equity	$335,634	$342,479

See accompanying notes.

Luby's, Inc.
Consolidated Statements of Operations (unaudited)
(In thousands)

	Quarter Ended

	November 20,	November 21,
	2002	2001

	(84 days)	(82 days)

Sales	$88,229	$95,195
Costs and expenses:
Cost of food	25,019	24,650
Payroll and related costs	27,675	34,593
Occupancy and other operating expenses	34,370	36,384
General and administrative expenses	5,367	5,348
Provision for asset impairments and restaurant closings (see Note 7)	(163)	130

	92,268	101,105

Income (loss) from operations	(4,039)	(5,910)
Interest expense	(2,004)	(2,570)
Other income, net	2,942	448

Income (loss) before income taxes	(3,101)	(8,032)
Provision (benefit) for income taxes (see Note 4)	--	(2,687)

Net income (loss)	$(3,101)	$(5,345)

Net income (loss) per share -- basic and assuming dilution	$(0.14)	$(.24)

See accompanying notes.

Luby's, Inc.
Consolidated Statements of Cash Flows (unaudited)
(In thousands)

	Quarter Ended

	November 20,	November 21,
	2002	2001

	(84 days)	(82 days)
Cash flows from operating activities:
Net income (loss)	$(3,101)	$(5,345)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	5,011	4,942
Amortization of deferred loss on interest rate swaps	--	248
Amortization of discount on convertible subordinated notes	111	111
Provision for asset impairments and restaurant closings	(163)	130
Gain on disposal of property held for sale	(2,735)	(70)
Loss on disposal of property, plant, and equipment	141	46
Noncash directors' fees	53	68
Noncash executive compensation expense	302	297

Cash provided by operating activities before changes in operating assets and liabilities	(381)	427
Changes in operating assets and liabilities:
(Increase) decrease in trade accounts and other receivables	(114)	71
(Increase) decrease in food and supply inventories	(766)	(433)
(Increase) decrease in income tax receivable	--	(2,604)
(Increase) decrease in prepaid expenses	134	223
(Increase) decrease in other assets	63	604
Increase (decrease) in accounts payable	1,165	8,109
Increase (decrease) in accrued claims and insurance, accrued expenses, and other liabilities	(350)	(1,102)
Increase (decrease) in deferred income taxes and other credits	(28)	(131)
Increase (decrease) in reserve for restaurant closings	(56)	(195)

Net cash provided by (used in) operating activities	$(333)	$4,969

Luby's, Inc.
Consolidated Statements of Cash Flows (unaudited)
(In thousands)

	Quarter Ended

	November 20,	November 21,
	2002	2001

	(84 days)	(82 days)
Cash flows from investing activities:
(Increase) decrease in short-term investments	$2,535	$(2,984)
Proceeds from disposal of property held for sale	4,991	790
Purchases of property, plant, and equipment	(3,637)	(3,062)

Net cash provided by (used in) investing activities	3,889	(5,256)

Cash flows from financing activities:
Issuance (repayment) of debt	(4,941)	(766)

Net cash provided by (used in) financing activities	(4,941)	(766)

Net increase (decrease) in cash	(1,385)	(1,053)
Cash at beginning of period	1,584	4,099

Cash at end of period	$199	$3,046

See accompanying notes.

Luby's, Inc.
Consolidated Statements of Shareholders' Equity (unaudited)
(In thousands)

	Common Stock							Total

	Issued		Treasury		Paid-In	Deferred	Retained	Shareholders'

	Shares	Amount	Shares	Amount	Capital	Compensation	Earnings	Equity

Balance at August 28, 2002	27,403	$8,769	(4,970)	$(105,557)	$37,335	$(1,989)	$225,062	$163,620
Net income (loss) for the quarter							(3,101)	(3,101)
Deferred Compensation/Options						302		302
Common stock issued under benefit plans, net of shares tendered in partial payment and including tax benefits			16	330	(277)			53

Balance at November 20, 2002	27,403	$8,769	(4,954)	$(105,227)	$37,058	$(1,687)	$221,961	$160,874

See accompanying notes.

Luby's, Inc.
Notes to Consolidated Financial Statements (unaudited)
November 20, 2002

Note 1.  Basis of Presentation

The accompanying unaudited financial statements are presented in accordance with the requirements of Form 10-Q and, consequently, do not include all of the disclosures normally required by accounting principles generally accepted in the United States.  All adjustments which are, in the opinion of management, necessary to a fair presentation of the results for the interim periods have been made.  All such adjustments are of a normal recurring nature.  The results for the interim periods are not necessarily indicative of the results to be expected for the full year.

These financial statements should be read in conjunction with the consolidated financial statements and footnotes included in Luby's Annual Report on Form 10-K for the year ended August 28, 2002.  The accounting policies used in preparing these consolidated financial statements are the same as those described in Luby's Annual Report on Form 10-K.

Note 2.  Accounting Period Change

Beginning with the 2002 fiscal year, the Company changed its accounting intervals from 12 calendar months to 13 four-week periods.  To properly accommodate this change, the first period in fiscal 2002 began September 1, 2001, and covered 26 days; subsequent periods covered 28 days.  The first, second, third, and fourth quarters of fiscal year 2002 included 82, 84, 84, and 112 days, respectively.  Fiscal year 2003 and most years going forward will be 364 days in length, comparatively with the first quarter covering 84 days.

Note 3.  Short-Term Investments

The Company's balance in short-term investments was $21.6 million and $24.1 million as of November 20, 2002, and August 28, 2002, respectively.  This cash is invested in money-market funds and time deposits.

Note 4.  Income Tax

Following is a summarization of deferred income tax assets and liabilities as of the current quarter and the prior fiscal year:

November 20,		August 28,
2002		2002

(In thousands)
Net deferred long-term income tax liability and other credits	$(5,432)	$(5,460)
Less: other credits	1,625	1,653

Net deferred long-term income tax liability	(3,807)	(3,807)
Net deferred short-term income tax asset	2,726	2,726

Net deferred income tax liability	$(1,081)	$(1,081)

The tax effect of temporary differences results in the following deferred income tax assets and liabilities as of the current quarter and the prior fiscal year:

November 20,		August 28,
2002		2002

(In thousands)
Deferred tax assets:
Workers' compensation, employee injury, and general liability claims	$3,437	$3,501
Deferred compensation	1,953	1,806
Asset impairments and restaurant closure reserves	17,726	19,243
Other	231	--

Subtotal	23,347	24,550
Valuation allowance	(1,026)	--

Total deferred tax assets	22,321	24,550

Deferred tax liabilities:
Depreciation and amortization, including amortization of capitalized interest	23,402	23,650
Other	--	1,981

Total deferred tax liabilities	23,402	25,631

Net deferred tax liability	$(1,081)	$(1,081)

The reconciliation of the benefit for income taxes to the expected income tax benefit computed using the statutory tax rate is as follows:

November 20,			November 21,
2002			2003

Amount		%	Amount	%

(In thousands and as a percent of pretax income)
Normally expected income tax
benefit	$(1,085)	(35.0)%	$(2,811)	(35.0)%
State income taxes	--	--	--	--
Jobs tax credits	(50)	(1.6)	(95)	(1.2)
Other differences	109	3.5	219	2.7
Valuation allowance	1,026	33.1	--	--

	--	--%	$(2,687)	(33.5)%

The Company generated an operating loss carryforward of approximately $6.0 million for the quarter ended November 20, 2002.  The tax benefit for book purposes of $1.0 million was netted against a valuation allowance because loss carrybacks will be exhausted with the fiscal 2002 tax filing and because the timing of loss carryforward utilization is not certain.

Note 5.  Property, Plant, and Equipment

The cost and accumulated depreciation of property, plant, and equipment at November 20, 2002, and August 28, 2002, together with the related estimated useful lives used in computing depreciation and amortization, were as follows:

	November 20,	August 28,	Estimated
	2002	2002	Useful Lives

	(In thousands)
Land	$73,664	$73,664	─
Restaurant equipment and furnishings	139,981	138,846	3 to 15 years
Buildings	237,094	236,806	20 to 40 years
Leasehold and leasehold improvements	31,768	33,107	Term of leases
Office furniture and equipment	12,424	12,330	5 to 10 years
Transportation equipment	777	811	5 years
Construction in progress	11	─	─

	495,719	495,564
Less accumulated depreciation and amortization	207,221	205,597

	$288,498	$289,967

Note 6.  Debt

Senior Debt
At August 28, 2002, the Company had a credit facility balance of $118.4 million with a syndicate of four banks.  In accordance with provisions of the credit facility, the Company paid the outstanding balance down by $4.9 million from proceeds received from the sale of real and personal property.  As a result, the balance was lowered to $113.5 million at the end of the first quarter of fiscal 2003.  The interest rate was prime plus 1.5% at both November 20, 2002, and August 28, 2002.

Under previous agreement terms, the Company was required to meet certain EBITDA levels.  EBITDA is defined in the credit agreement as earnings before interest, taxes, depreciation, amortization, and noncash executive compensation.  The annual EBITDA requirement was met for fiscal year 2002.  However, the Company fell short of its 2002 fourth quarter EBITDA requirement.  Effective November 25, 2002, management obtained a waiver for the fourth-quarter and an amendment to the debt agreement.  The amendment extended the debt's maturity to October 31, 2004, and increased the applicable interest rate from prime plus 1.5% to prime plus 2.5%.  Additionally, the financial covenant was changed from quarterly and annual EBITDA measurements to one that assesses liquidity and future debt service.  Management believes the new covenant is achievable and considers it to be more appropriate for the collateralized credit facility.

Meanwhile, the Company executed a commitment letter with another financial entity for an $80 million loan.  Its purpose is to replace that amount of debt in the existing credit facility.  Thus, the amendment discussed above requires that the entire proceeds from the other financial entity be used to pay down the credit facility.  In the event the Company is unable to make the $80 million payment as currently planned, the amended loan would be in default.  The existing lenders would then have the right to exercise any and all remedies, including the right to demand immediate repayment of the entire outstanding balance or the right to pursue foreclosure on the assets pledged as collateral.  As of November 20, 2002, $241.6 million of the Company's total book value, or 72.0% of its total assets, including the Company's owned real estate, improvements, equipment, and fixtures, was pledged as collateral under the credit facility.

The nonbinding commitment letter with the new lender is subject to conditions the Company must satisfy before the actual financing can occur.  Management is currently working toward satisfying those conditions and has high confidence that the transaction will be completed and the financing closed by January 31, 2003.

The Company also could pursue other options if its current refinancing plans cannot be finalized.  Those options include financing through high-yield debt at higher than commercial rates or conducting additional equity security sales through public or private offerings.  Dilution to existing shareholders would result in the case of equity security sales.

Assuming the $80 million is financed with a third party, the amended facility also mentions two principal payments.  The first is a target of $15 million that is to be paid by January 31, 2003, from either proceeds from the sale of property or operating cash flow.  A total paydown of less than $15 million would result in a 1% increase in the applicable interest rate from prime plus 2.5% to prime plus 3.5%.  The second payment, from property sales or operating cash flow, is an additional $10 million by September 1, 2003.  Again, total payments of less than $10 million would result in another 1% increase in the applicable interest rate.

The credit facility includes a provision for the issuance of letters of credit in the amount of $1,184,000 and allows the Company to acquire additional letters of credit in the ordinary course of business.

Subordinated Debt
On March 9, 2001, the Company's CEO and COO, Christopher J. Pappas and Harris J. Pappas, respectively, committed to loaning the Company a total of $10 million in exchange for convertible subordinated notes that were funded in the fourth quarter of fiscal 2001.  The notes, as formally executed, bear interest at LIBOR plus 2%, payable quarterly, and have a stated redemption date of March 1, 2011.  Interest through September 1, 2003, may be paid in a combination of cash, common stock, or both at the Company's election, subject to certain restrictions on the amount of stock issued.  All interest to date has been paid in cash.  Interest incurred after September 1, 2003, must be paid in cash.

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

The conversion feature is being amortized over the term of the notes.  The carrying value of the notes at August 28, 2002, net of the unamortized discount, was approximately $5.9 million.  The comparative carrying value of the notes at November 20, 2002, was approximately $6.0 million.

Note 7.  Impairment of Long-Lived Assets and Store Closings

Policy
In accordance with Company guidelines and its adoption of Financial Accounting Standards Board Statement No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," management periodically reviews the financial performance of each restaurant for indicators of impairment or indicators that closure would be appropriate.  Where indicators are present, such as three full fiscal years of negative cash flows or other unfavorable market conditions, the carrying values of assets are written down to the estimated future discounted cash flows or fully written off in the case of negative cash flows anticipated in the future.  Estimated future cash flows are based upon regression analyses generated from similar Company restaurants, discounted at the Company's weighted-average cost of capital.  No restaurants have been impaired during the first quarter of fiscal 2003.

Restaurant Impairments and Closings
Impairment costs in the first quarter of fiscal 2003 comprised a credit of $163,000 related to changes in the expected value of property held for sale.  In no case were assets written above original impaired values.  The related properties are under contracts to be sold, with expected closing dates scheduled within the next 90 days.

During the first quarter of fiscal 2002, the Company recorded a pretax charge to operating costs of $130,000 related to employee termination costs for 11 of 17 restaurants that met the Company's criteria for closure in fiscal 2001.  The employees of those 11 units received notification during the first quarter of fiscal 2002, and each unit was subsequently closed.

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

Operating Results for Restaurants Designated for Closure
The results of operations for the 15 restaurants designated for closure, two of which the Company continues to operate, were as follows:

	Quarter Ended

	November 20,	November 21,
	2002	2001

	(84 days)	(82 days)
	(In thousands)
Sales	$658	$2,848
Operating loss	(470)	(1,317)

Reserve for Restaurant Closings
The Company had a reserve for restaurant closings of $3.1 million at both November 20, 2002, and August 28, 2002.  Excluding lease termination settlements, it is anticipated that all material cash outlays required for the store closings planned as of August 31, 2001, will be made prior to the end of fiscal 2003.  The following is a summary for the quarterly period ended November 20, 2002 for amounts recognized as accrued expenses together with cash payments made against such accruals under the fiscal year 2001 plan:

	Reserve Balance

	Lease Settlement Costs	Legal and Professional Fees	Workforce Severance	Other Exit Costs	Total Reserve

	(In thousands)

As of August 28, 2002	$2,977	$--	$--	$137	$3,114
Additions (reductions)	--	--	--	--	--
Cash payments	--	--	--	(56)	(56)

As of November 20, 2002	$2,977	$--	$--	$81	$3,058

Note 8.  Commitments and Contingencies

Officer Loans
In fiscal 1999, the Company guaranteed loans of approximately $1.9 million relating to purchases of Company stock by various officers of the Company.  Under the officer loan program, shares were purchased and funding was obtained from JPMorgan Chase Bank. As of November 20, 2002, the notes, which mature in fiscal 2004, have an outstanding balance of approximately $1.6 million.  In the event of default, the Company would purchase the loans from JPMorgan Chase Bank, become holder of the notes, record the receivables, and pursue collection in the event that note requirements are not met.  The purchased Company stock has been and can be used by borrowers to satisfy a portion of their loan obligation.  As of November 20, 2002, based on the market price on that day, approximately $426,000, or 26.4% of the note balances, could have been covered by stock, while approximately $1.2 million, or 73.6%, would have remained outstanding.

Pending Claims
Two former restaurant assistant managers have filed suit in federal district court alleging violations of the Fair Labor Standards Act and the commission of certain fraudulent acts by the Company.  The plaintiffs also seek authorization to represent a class of all assistant managers employed by the Company throughout the United States who they claim, on information and belief, are similarly without the requisite job duties and responsibilities to be considered exempt from the overtime requirements of the Fair Labor Standards Act.  The Company has asserted that no class is appropriate, that plaintiffs were exempt from the right to overtime compensation under the Fair Labor Standards Act under the white collar exemptions, and has denied any misrepresentations.  The complaint does not specify the total amount of damages being sought.  The court denied plaintiffs' request to certify a nationwide class, and instead certified a class consisting of assistant managers that worked in the Memphis, Tennessee, area from August 1999 to July 2002.  The plaintiffs are still seeking to expand the class beyond Memphis.  The Company believes that the allegations are unfounded and intends to continue to diligently contest the claims of the plaintiffs.

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

Note 9.  Deferred Compensation - Executive Stock Options

In connection with their employment agreements effective March 9, 2001, the CEO and the COO were granted approximately 2.2 million stock options at a strike price of $5.00 per share, which was below the quoted market price on the date of grant.  From that date through fiscal 2004, the Company will recognize a total of $5.2 million in noncash compensation expense associated with these options.  A total of $302,000 was recognized for the first quarter of fiscal 2003.  Of the $5.2 million to be recognized, $3.5 million has been recognized to date, while $1.7 million remains to be amortized.

Note 10.  Related Parties

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

The Company currently uses the services of four investment advisors for the Plan.  The Plan paid Austin, Calvert & Flavin, Inc. approximately $12,000 and $15,000 in the first quarter of fiscal 2003 and fiscal 2002, respectively.

Affiliate Services
The CEO and COO of the Company, Christopher J. Pappas and Harris J. Pappas, respectively, own two restaurant entities that provide services to Luby's, Inc. as detailed in the Affiliate Services Agreement and the Master Sales Agreement.  Under the terms of the agreements, the Pappas entities have provided specialized (customized) equipment fabrication; basic equipment maintenance; and accounting, architectural, and general business services.  More specifically, the Master Sales Agreement includes the costs incurred for modifications to existing equipment, as well as custom-fabrication, including stainless steel stoves, shelving, rolling carts, and chef tables.  The total cost of the custom-fabricated and refurbished equipment for the first quarter of fiscal 2003 was $47,000.  All amounts charged under the agreements have been paid.

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

Operating Leases
In a separate contract from the Affiliate Services Agreement and the Master Sales Agreement, the Company entered into a three-year lease which commenced on June 1, 2001, and ends May 31, 2004.  The leased property is used to accommodate the Company's own in-house repair and fabrication center.  The amount paid by the Company pursuant to the terms of this lease was approximately $20,000 for the quarter ended November 20, 2002.

In another separate contract, pursuant to the terms of a ground lease dated March 25, 1994, the Company paid rent to PHCG Investments for a Luby's restaurant operating in Dallas, Texas.  Christopher J. Pappas and Harris J. Pappas are general partners of PHCG Investments.  The amount paid by the Company to PHCG Investments pursuant to the terms of the lease agreement during fiscal year 2003 to date was approximately $21,000.  Rents paid for both leases combined represent 2.4% of total rents paid by the Company for the quarter ended November 20, 2002.

Relative to the PHCG Investments lease, the Company recently entered into a termination agreement with a third party unaffiliated with the Pappas entities to sever its interest in the PHCG property in exchange for a payment of cash, the right to remove fixtures and equipment from the premises, and the release of any future obligations under the lease agreement now owned by PHCG Investments.  The closing of the transaction is conditioned upon the third party acquiring fee simple title to the property from PHCG Investments.

Subordinated Debt
As described in Note 6 in the section entitled "Subordinated Debt," the CEO and the COO loaned the Company a total of $10 million in the form of convertible subordinated notes to support the Company's future operating cash needs. The entire balance was outstanding as of November 20, 2002.

Board of Directors
Pursuant to the terms of a separate Purchase Agreement dated March 9, 2001, entered into by and among the Company, Christopher J. Pappas and Harris J. Pappas, the Company agreed to submit three persons designated by Messrs. Pappas as nominees for election for directors.  They designated themselves and Frank Markantonis as their nominees for directors, all of whom were subsequently elected.  Christopher J. Pappas and Harris J. Pappas are brothers.  As disclosed in the proxy statement for the January 31, 2003, annual meeting of shareholders, Frank Markantonis is an attorney whose principal client is Pappas Restaurants, Inc., an entity owned by Harris J. Pappas and Christopher J. Pappas.

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

Management's discussion and analysis of financial condition and results of operations should be read in conjunction with the consolidated financial statements and footnotes for the quarter ended November 20, 2002, and the audited financial statements filed on Form 10-K for the fiscal year ended August 28, 2002.

Overview
As of November 20, 2002, the Company operated 193 restaurants under the name "Luby's."  These establishments are located in close proximity to retail centers, business developments, and residential areas throughout ten states (six in Arizona, five in Arkansas, one in Florida, two in Louisiana, two in Mississippi, two in Missouri, two in New Mexico, seven in Oklahoma, seven in Tennessee, and 159 in Texas).  Of the 193 restaurants, 124 are at locations owned by the Company and 69 are on leased premises.  Additionally, one of the restaurants primarily serves seafood, one is a steak buffet, 28 are all-you-can-eat concepts, and 163 are traditional cafeterias.

RESULTS OF OPERATIONS

Quarter ended November 20, 2002, compared to the quarter ended November 21, 2001
Sales decreased $7.0 million, or 7.3%, in the first quarter of fiscal 2003 compared to the first quarter of fiscal 2002.  Of the total decline, $4.3 million was due to the closure of 22 restaurants since August 31, 2001, and $4.6 million was due to a 5.1% decrease in same-store sales.  These contributors to the total decline were offset by the positive impact of two additional days of sales of $1.9 million.

Cost of food increased $369,000, or 1.5%, and as a percentage of sales increased from 25.9% to 28.4% in the current quarter in comparison with the same period last year.  Various "manager's special" promotions coupled with new "all-you-can-eat" offerings at selected locations have contributed to higher food costs.

Payroll and related costs decreased $6.9 million, or 20.0%, due primarily to restaurant closures, various Company initiatives to reduce labor costs, and lower workers' compensation expense in the current quarter.  Of the total reduction, $5.0 million was due to lower wages resulting from numerous store closures coupled with various Company initiatives to reduce labor costs.  An additional $1.5 million of the total decline was due to lower workers' compensation costs resulting from the new in-house training and safety programs.

Occupancy and other operating expenses decreased $2.0 million, or 5.5%.  Although the dollar decrease is primarily due to store closures, other factors contributed to the fluctuation.  Utility costs decreased principally due to lower commodity prices.  Repairs and maintenance costs decreased primarily due to more efficiencies from the Company's in-house repair program as provided by its in-house service center.  Food-to-go packaging costs further declined due to less expensive packaging and a program to redirect these customers at many locations to inside dining.

General and administrative expenses were approximately equal to the prior year, with only a slight increase of $19,000, or .4%.  Small variances exist among these expenses which, when taken as a whole, are not significant.

The provision for asset impairments and restaurant closings was credited $163,000 for the quarter ended November 20, 2002, relative to new and pending property sales contracts that were more favorable than previously obtained appraisals.  Costs in the first quarter of fiscal 2002 were $130,000, which related to employee terminations.

Interest expense decreased $566,000, or 22.0%, due primarily to lower effective interest rates on outstanding debt, the payoff of the loans on surrendered officers' life insurance policies, fully exhausted amortization of the loss of interest rate swaps, and payment reductions in the line of credit.  These factors were offset by amortization of amendment fees for the credit facility.

Other income increased by $2.5 million primarily due to gains on the sales of assets, which reflect the sale of two previously closed stores.

The income tax benefit decreased by $2.7 million.  While loss carrybacks are no longer available, the Company could use certain existing assets in a tax strategy that would support the recording of an estimated tax benefit in the current quarter.  However, one was not recorded because the timing of loss carryforward utilization is not certain.

The Company had a reserve for restaurant closings of $3.1 million both at November 20, 2002, and August 28, 2002.  Excluding lease termination settlements, it is anticipated that all material cash outlays required for the store closings planned as of August 31, 2001, will be made prior to the end of fiscal 2003.

EBITDA
EBITDA, excluding noncash stock compensation, increased by $1.7 million for the current quarter in comparison with the same quarter of the prior fiscal year.

Quarter Ended

November 20,		November 21,
2002		2001

(84 days)		(82 days)
(In thousands)
Income (loss) from operations	$(4,039)	$(5,910)
Less excluded items:
Provision for asset impairments and restaurant closings	(163)	130
Depreciation and amortization	5,011	4,942
Noncash executive compensation expense	302	297

EBITDA	$1,111	$(541)

The Company's operating performance is evaluated using several measures, one of which is EBITDA.  The Company defines EBITDA as income from operations before interest, taxes, depreciation, amortization, and the noncash portion of the CEO's and the COO's stock option compensation.  While the Company and many in the financial community consider EBITDA to be an important measure of operating performance, it should be considered in addition to, but not as a substitute for or superior to, other measures of financial performance prepared in accordance with accounting principles generally accepted in the United States, such as operating income and net income.  In addition, the Company's definition of EBITDA is not necessarily comparable to similarly titled measures reported by other companies.

LIQUIDITY AND CAPITAL RESOURCES

Cash and Working Capital
Cash decreased by $1.4 million from the end of the preceding fiscal year to November 20, 2002, primarily due to capital expenditures and operating cash flow needs.

Excluding the reclassification of the credit facility balance as explained in the Debt section below, the Company had a working capital deficit of $5.1 million at November 20, 2002, in comparison to a working capital deficit of $1.1 million at August 28, 2002.  The increase in the deficit was primarily attributable to a reduction in short-term investments.

Capital expenditures for fiscal 2003 are expected to approximate $15 million.  Management continues to focus on improving the appearance, functionality, and sales at existing restaurants.  These efforts also include, where feasible, remodeling certain locations to other dining concepts.  During the current quarter, the Company remodeled and reopened a previously closed location as its first steak buffet.  The new dining themes for the other three planned remodels in fiscal 2003 are still under consideration.

Senior Debt
At August 28, 2002, the Company had a credit facility balance of $118.4 million with a syndicate of four banks.  In accordance with provisions of the credit facility, the Company paid the outstanding balance down by $4.9 million from proceeds received from the sale of real and personal property.  As a result, the balance was lowered to $113.5 million at the end of the first quarter of fiscal 2003.  The interest rate was prime plus 1.5% at both November 20, 2002, and August 28, 2002.

Under the agreement terms, the Company was required to meet certain indicated EBITDA levels.  EBITDA is defined in the credit agreement as earnings before interest, taxes, depreciation, amortization, and noncash executive compensation.  The annual EBITDA requirement was met for fiscal year 2002.  However, the Company fell short of its fourth quarter EBITDA requirement.  Effective November 25, 2002, management obtained a waiver for the fourth-quarter and an amendment to the debt agreement.

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

In addition, the Company executed a commitment letter with another financial entity for an $80 million loan.  Its purpose is to replace that amount of debt in the existing credit facility.  Thus, the amendment discussed above requires that the entire proceeds from the other financial entity be used to pay down the credit facility.  In the event the Company is unable to make the $80 million payment as currently planned, the amended loan would be in default.  The existing lenders would then have the right to exercise any and all remedies, including the right to demand immediate repayment of the entire outstanding balance or the right to pursue foreclosure on the assets pledged as collateral.  As of November 20, 2002, $241.6 million of the Company's total book value, or 72.0% of its total assets, including the Company's owned real estate, improvements, equipment, and fixtures, was pledged as collateral under the credit facility.  The nonbinding commitment letter with the new lender is subject to conditions the Company must satisfy before the actual financing can occur.  Management is currently working toward this goal and has high confidence that the transaction will be completed and the financing closed by January 31, 2003.

The Company also could pursue other options if its current refinancing plans cannot be finalized.  Those options include financing through high-yield debt at higher than commercial rates or conducting additional equity security sales through public or private offerings.  Dilution to existing shareholders would result in the case of equity security sales.

Assuming the $80 million is financed with a third party, the amended facility also mentions two principal payments.  The first is a target of $15 million that is also to be paid by January 31, 2003, from either proceeds from the sale of property or operating cash flow.  A total paydown of less than $15 million would result in a 1% increase in the applicable interest rate from prime plus 2.5% to prime plus 3.5%.  The second payment, from property sales or operating cash flow, is an additional $10 million by September 1, 2003.  Again, total payments of less than $10 million would result in another 1% increase in the applicable interest rate.

Subordinated Debt
On March 9, 2001, the Company's newly appointed CEO and COO, Christopher J. Pappas and Harris J. Pappas, respectively, committed to loaning the Company a total of $10 million in exchange for convertible subordinated notes that were funded in the fourth quarter of fiscal 2001.  The notes, as formally executed, bear interest at LIBOR plus 2%, payable quarterly, and have a stated redemption date of March 1, 2011.  Interest through September 1, 2003, may be paid in a combination of cash, common stock, or both at the Company's election, subject to certain restrictions on the amount of stock issued.  All interest to date has been paid in cash.  Interest incurred after September 1, 2003, must be paid in cash.

Notwithstanding any accrued interest that may also be converted to stock, the notes are convertible into the Company's common stock at $5.00 per share for two million shares at the option of the holders at any time after January 2, 2003, and prior to the stated redemption date.  The market price of the Company's stock on the commitment date (as determined by the closing price on the New York Stock Exchange on the date of issue) was $7.34.  The difference between the market price and strike price of $5.00, or $2.34 per share, multiplied by the two million convertible shares equaled approximately $4.7 million.  Under the Company's adopted intrinsic value method, applicable accounting principles require that this amount, which represents the beneficial conversion feature, be recorded as both a component of paid-in capital and a discount from the $10 million.

The conversion feature is being amortized over the term of the notes.  The carrying value of the notes at August 28, 2002, net of the unamortized discount, was approximately $5.9 million.  The comparative carrying value of the notes at November 20, 2002, was approximately $6.0 million.

COMMITMENTS AND CONTINGENCIES

In fiscal 1999, the Company guaranteed loans of approximately $1.9 million relating to purchases of Company stock by various officers of the Company.  Under the officer loan program, shares were purchased and funding was obtained from JPMorgan Chase Bank. As of November 20, 2002, the notes, which mature in fiscal 2004, have an outstanding balance of approximately $1.6 million.  In the event of default, the Company would purchase the loans from JPMorgan Chase Bank, become holder of the notes, record the receivables, and pursue collection in the event that note requirements are not met.  The purchased Company stock has been and can be used by borrowers to satisfy a portion of their loan obligation.  As of November 20, 2002, based on the market price on that day, approximately $426,000, or 26.4% of the note balances, could have been covered by stock, while approximately $1.2 million, or 73.6%, would have remained outstanding.  (See Note 8 of the Notes to Consolidated Financial Statements.)

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

As part of the affiliation with the Pappas entities, the Company leases a facility, the Houston Service Center, in which Luby's has established a centralized restaurant service center to support field operations.  The building at this location has 21,000 square feet of warehouse space and 5,664 square feet of office space.  It is leased from the Pappas entities by the Company at a monthly rate of $.24 per square foot.  From this center, Luby's repair and service teams are dispatched to the Company's restaurants when facility or equipment maintenance and servicing are needed.  The facility is also used for repair and storage of new and used equipment.

The following compares inception-to-date charges incurred under the Master Sales Agreement, the Affiliate Services Agreement, and affiliated property leases to total general and administrative expenses, capital expenditures, and occupancy and other operating expenses:

Quarter Ended

November 20, 2002		November 21, 2001

(84 days)		(82 days)
(In thousands)
Affiliate Services Incurred Costs:
General and administrative expenses -- professional services	$--	$5
Capital expenditures -- custom-fabricated and refurbished equipment	47	287
Occupancy and other operating expenses, including property leases	44	54
Less pass-through amounts to third parties	--	(81)

Total	$91	$265

Applicable Total Company Costs:
General and administrative expenses	$5,367	$5,348
Capital expenditures	3,637	3,062
Occupancy and other operating expenses	34,370	36,384

Total	$43,374	$44,794

Affiliate Services Incurred Costs As a Percentage of Applicable Total Company Costs:
Quarter to Date	0.21%	0.59%

Inception to Date	0.19%

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

The following shows the same-store sales change from the comparative quarter of the prior year:

Fiscal 2003	Fiscal 2002				Fiscal 2001

Q1	Q4	Q3	Q2	Q1	Q4	Q3	Q2	Q1

(5.1)%	(13.0)%	(13.2)%	(8.6)%	(2.7)%	1.9%	(0.4)%	(5.3)%	(6.8)%

The Company enacted price increases in the third and fourth quarters of fiscal 2001.  The first quarter of fiscal 2002 includes September 11, 2001.  In the third and fourth quarters of fiscal 2002, the Company was able to maintain its comparative cash flow level with declining sales by lowering operating costs.

The Company continues to seek additional opportunities to lower costs; however, continued declines in net same-store sales could reduce operating cash flow.  If more severe declines in cash flow were to develop without offsetting reductions in uses of cash, the Company's ability to maintain compliance with the financial covenants of the amended credit facility may be impaired.  In such an event, the lender would have the right to terminate the credit facility, accelerate the maturity of any outstanding obligation under that facility, and pursue foreclosure on assets pledged as collateral.

New Programs
In addition to the initiatives referred to in other sections of this report, listed below are a number of programs the Company has launched since March 2001 that are intended to address the decline in total and same-store sales, while prudently managing costs and increasing overall profitability:

-	Food excellence;
-	Service excellence;
-	Emphasis on value, including all-you-can-eat promotions;
-	Increased emphasis on employee training and development;
-	Targeted marketing, especially directed at families;
-	Closure of certain underperforming restaurants;
-	New concept conversions; and
-	Continued emphasis on in-house safety training, accident prevention, and claims management.

Impairment
Statement of Financial Accounting Standards (SFAS) 144 requires the Company to review long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  The Company considers a history of operating losses or negative cash flows and unfavorable changes in market conditions to be its main indicators of potential impairment.  Assets are generally evaluated for impairment at the restaurant level.  If a restaurant does not meet its financial investment objectives or continues to incur negative cash flows or operating losses, an impairment charge may be recognized in future periods.

Insurance and Claims
Workers' compensation and employee injury claims expense decreased substantially in comparison with the same quarter of the prior fiscal year due to improved cost control, safety training and accident prevention efforts, as well as the management of new claims in-house.  Actual claims settlements and expenses may differ from estimated interim loss provisions.  The Company cannot make any assurances as to the ultimate level of claims under the in-house safety program or whether declines in incidence of claims as well as claims costs experienced since inception will continue in future periods.

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

Insurance and Claims
The Company periodically reviews its workers' compensation and general liability reserves to ensure reasonableness.  In fiscal 2001, the Company initiated an in-house safety and claims program focused on safety training and rigorous scrutiny of new claims, which has reduced costs significantly.  Consistent with the prior year, the Company's liability is based upon estimates obtained from an actuary, internal risk management staff, and external adjusters.  Assumptions and judgments are used in evaluating these costs.  The possibility exists that future claims-related liabilities could increase due to unforeseen circumstances.

NEW ACCOUNTING PRONOUNCEMENTS

In August 2001, the Financial Accounting Standards Board (FASB) issued SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets."  This Standard requires the recognition and measurement of the impairment of long-lived assets to be held and used and the measurement of long-lived assets to be disposed of by sale.  The Company adopted the pronouncement in the first quarter of fiscal 2003.  The impact of this Standard on its results of operations or financial condition has not been material.

The Company has accounted for the cessation of operations under the provisions of Emerging Issues Task Force No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity."  In June 2002, FASB issued SFAS 146, "Accounting for Costs Associated with Exit or Disposal Activities."  In the current fiscal quarter, the Company also early adopted the accounting requirements of SFAS 146.  The impact of this Standard on the Company's results of operations or financial condition is expected to be timing changes in the recognition of charges.  Previously, except for one-time employee termination benefits, the Company recognized exit costs at the plan commitment date.  In the future, costs will be estimated in a manner consistent with prior practices; however, charges under new exit and disposal plans will be recognized when such liabilities are incurred.

OTHER

Inflation
The Company's policy is to maintain stable menu prices without regard to seasonal variations in food costs.  General increases in costs of food, wages, supplies, and services make it necessary for the Company to increase its menu prices from time to time.  To the extent prevailing market conditions allow, the Company intends to adjust menu prices to maintain profit margins.

Forward-Looking Statements
The Company wishes to caution readers that various factors could cause its actual financial and operational results to differ materially from those indicated by forward-looking statements made from time to time in news releases, reports, proxy statements, registration statements, and other written communications (including the preceding sections of this Management's Discussion and Analysis), as well as oral statements made from time to time by representatives of the Company.  Except for historical information, matters discussed in such oral and written communications are forward-looking statements that involve risks and uncertainties, including but not limited to general business conditions, the impact of competition, the success of operating initiatives, changes in the cost and supply of food, labor, and other operating expenses; the seasonality of the Company's business, taxes, inflation, and governmental regulations; and the availability of credit; as well as other risks and uncertainties disclosed in periodic reports on Form 10-K and Form 10-Q.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

The Company is exposed to market risk from changes in interest rates affecting its variable-rate debt.  As of November 20, 2002, $113.5 million was outstanding under its credit facility at prime plus 1.5%.  Additionally, the Company had $10 million in notes which bear interest at LIBOR plus 2%.  The total amount of debt subject to interest rate fluctuations was $123.5 million.  Assuming a consistent level of debt, a 1% change in interest rates effective from the beginning of the year would result in an increase or decrease in the quarter's interest expense of $277,000 and annual interest expense of $1.2 million.  Although the Company is not currently using interest rate swaps, it has previously used and may in the future use these instruments to manage cash flow risk on a portion of its variable-rate debt.

Item 4.  Controls and Procedures

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

During the 45 days prior to January 3, 2003, the Company carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-14.  The Company's President and CEO and the CFO participated and provided input into this process.  Based upon the foregoing, these senior officers concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company required to be included in the Company's Exchange Act reports.

There have been no significant changes in the Company's internal controls or in other factors which could significantly affect internal controls subsequent to the date the President and CEO and the CFO carried out their evaluation.

Part II - OTHER INFORMATION

Item 1.  Legal Proceedings

No material developments have occurred since those reported in the Annual Report on Form 10-K for the fiscal year ended August 28, 2002.

Item 6.  Exhibits and Reports on Form 8-K

A.  Exhibits

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

4(j)

Fourth Amendment to Credit Agreement dated July 9, 2001, among Luby's, Inc., Bank of America, N.A.  and other creditors of its bank group (filed as Exhibit 4(l) to the Company's Quarterly Report on Form 10-Q for the quarter ended May 31, 2001, and incorporated herein by reference).

4(k)

Deed of Trust, Assignment, Security Agreement, and Financing Statement dated July 2001, executed as part of the Fourth Amendment to Credit Agreement (filed as Exhibit 4(m) to the Company's Quarterly Report on Form 10-Q for the quarter ended May 31, 2001, and incorporated herein by reference).

4(l)

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

4(r)

Sixth Amendment to Credit Agreement dated November 25, 2002, by and among Luby's, Inc., Bank of America, N.A. and other creditors of its bank group (filed as Exhibit 4(t) to the Company's Annual Report on Form 10-K for the fiscal year ended August 28, 2002, and incorporated herein by reference).

10(a)

Management Incentive Stock Plan of Luby's Cafeterias, Inc. (filed as Exhibit 10(i) to the Company's Annual Report on Form 10-K for the fiscal year ended August 31, 1989, and incorporated herein by reference).*

10(b)

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

10(d)

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

10(f)

Amended and Restated Nonemployee Director Stock Option Plan of Luby's, Inc. approved by the shareholders of Luby's, Inc. on January 14, 2000 (filed as Exhibit 10(j) to the Company's Quarterly Report on Form 10-Q for the quarter ended February 29, 2000, and incorporated herein by reference).*

10(g)

Luby's Cafeterias, Inc. Supplemental Executive Retirement Plan dated May 30, 1996 (filed as Exhibit 10(j) to the Company's Annual Report on Form 10-K for the fiscal year ended August 31, 1996, and incorporated herein by reference).*

10(h)

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

10(k)

Severance Agreement between Luby's, Inc. and Barry J.C. Parker dated December 19, 2000 (filed as Exhibit 10(r) to the Company's Quarterly Report on Form 10-Q for the quarter ended November 30, 2000, and incorporated herein by reference.)*

10(l)

Luby's Incentive Stock Plan adopted October 16, 1998 (filed as Exhibit 10(cc) to the Company's Annual Report on Form 10-K for the fiscal year ended August 31, 1998, and incorporated herein by reference).*

10(m)

Form of Change in Control Agreement entered into between Luby's, Inc. and each of its Senior Vice Presidents as of January 8, 1999 (filed as Exhibit 10(aa) to the Company's Quarterly Report on Form 10-Q for the quarter ended February 28, 1999, and incorporated herein by reference).*

10(n)

Luby's, Inc. Deferred Compensation Plan effective June 1, 1999 (filed as Exhibit 10(cc) to the Company's Quarterly Report on Form 10-Q for the quarter ended May 31, 1999, and incorporated herein by reference).*

10(o)

Registration Rights Agreement dated March 9, 2001, by and among Luby's, Inc., Christopher J. Pappas, and Harris J. Pappas (filed as Exhibit 10.4 to the Company's Current Report on Form 8-K dated March 9, 2001, and incorporated herein by reference).

10(p)

Purchase Agreement dated March 9, 2001, by and among Luby's, Inc., Harris J. Pappas, and Christopher J. Pappas (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K dated March 9, 2001, and incorporated herein by reference).

10(q)

Employment Agreement dated March 9, 2001, between Luby's, Inc. and Christopher J. Pappas (filed as Exhibit 10.2 to the Company's Current Report on Form 8-K dated March 9, 2001, and incorporated herein by reference).*

10(r)

Employment Agreement dated March 9, 2001, between Luby's, Inc. and Harris J. Pappas (filed as Exhibit 10.3 to the Company's Current Report on Form 8-K dated March 9, 2001, and incorporated herein by reference).*

10(s)	Luby's, Inc. Incentive Bonus Plan for Fiscal 2001 (filed as Exhibit 10(z) to the Company's Annual Report on Form 10-K for the fiscal year ended August 31, 2000, and incorporated herein by reference).*

10(t)

Luby's, Inc. Stock Option granted to Christopher J. Pappas on March 9, 2001 (filed as Exhibit 10(w) to the Company's Quarterly Report on Form 10-Q for the quarter ended May 31, 2001, and incorporated herein by reference).*

10(u)

Luby's, Inc. Stock Option granted to Harris J. Pappas on March 9, 2001 (filed as Exhibit 10(x) to the Company's Quarterly Report on Form 10-Q for the quarter ended May 31, 2001, and incorporated herein by reference).*

10(v)

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

10(w)

Ground Lease for a cafeteria site dated March 25, 1994, by and between Luby's Cafeterias, Inc. and PHCG Investments, as amended by Lease Amendment dated July 6, 1994 (filed as Exhibit 10(z) to the Company's Annual Report on Form 10-K for the fiscal year ended August 31, 2001, and incorporated herein by reference).

10(x)

Lease Agreement for dated June 1, 2001, by and between Luby's, Inc. and Pappas Restaurants, Inc. (filed as Exhibit 10(aa) to the Company's Annual Report on Form 10-K for the fiscal year ended August 31, 2001, and incorporated herein by reference).

10(y)

Final Severance Agreement and Release between Luby's, Inc. and Alan M. Davis dated July 20, 2001 (filed as Exhibit 10(bb) to the Company's Annual Report on Form 10-K for the fiscal year ended August 31, 2001, and incorporated herein by reference).  While in search for new executive management, the Company entered into an employment agreement with Mr. Davis in January 2001.  The value of that one-year contract was a year's salary upon termination.  After new management was secured, the Company finalized the exhibited agreement that provides for the payment of monthly consulting fees to Mr. Davis until July 2002, but releases the Company from all prior employment commitments.*

10(z)

Consultant Agreement between Luby's Restaurants Limited Partnership and Alan M. Davis dated July 20, 2001 (filed as Exhibit 10(cc) to the Company's Annual Report on Form 10-K for the fiscal year ended August 31, 2001, and incorporated herein by reference).*

10(aa)

Luby's, Inc. Amended and Restated Nonemployee Director Phantom Stock Plan effective September 28, 2001 (filed as Exhibit 10(dd) to the Company's Quarterly Report on Form 10-Q for the quarter ended February 13, 2002, and incorporated herein by reference).*

10(bb)

Final Severance Agreement and Release between Luby's, Inc. and S. Darrell Wood effective July 28, 2002 (filed as Exhibit 10(ee) to the Company's Annual Report on Form 10-K for the fiscal year ended August 28, 2002, and incorporated herein by reference).*

10(cc)

Consultant Agreement dated August 30, 2002, between Luby's Restaurants Limited Partnership and Stephen Darrell Wood (filed as Exhibit 10(ff) to the Company's Annual Report on Form 10-K for the fiscal year ended August 28, 2002, and incorporated herein by reference).*

10(dd)

Form of Indemnification Agreement entered into between Luby's, Inc. and each member of its Board of Directors initially dated July 23, 2002 (filed as Exhibit 10(gg) to the Company's Annual Report on Form 10-K for the fiscal year ended August 28, 2002, and incorporated herein by reference).

10(ee)

Amended and Restated Affiliate Services Agreement dated July 23, 2002, by and among Luby's, Inc.,  Pappas Restaurants, L.P., and Pappas Restaurants, Inc. (filed as Exhibit 10(hh) to the Company's Annual Report on Form 10-K for the fiscal year ended August 28, 2002, and incorporated herein by reference).

10(ff)

Master Sales Agreement dated July 23, 2002, by and among Luby's, Inc., Pappas Restaurants, L.P., and Pappas Restaurants, Inc. and Procedure adopted by the Finance and Audit Committee of the Board of  Directors on July 23, 2002, pursuant to Section 2.3 of the Master Sales Agreement (filed as Exhibit 10(ii) to the Company's Annual Report on Form 10-K for the fiscal year ended August 28, 2002, and incorporated herein by reference).

11	Statement re computation of per share earnings.

99(a)

Corporate Governance Guidelines of Luby's, Inc., as amended October 25, 2001 (filed as Exhibit 99(a) to the Company's Quarterly Report on Form 10-Q for the quarter ended February 13, 2002, and incorporated herein by reference).

*Denotes management contract or compensatory plan or arrangement.

(b)  Reports on Form 8-K.

No reports on Form 8-K have been filed during quarter for which this report is filed.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LUBY'S, INC.
(Registrant)

Date: January 3, 2003	By:	/s/Christopher J. Pappas

Christopher J. Pappas
President and
Chief Executive Officer

Date: January 3, 2003	By:	/s/Ernest Pekmezaris

Ernest Pekmezaris
Senior Vice President and
Chief Financial Officer

Certification
Pursuant to Section 302 of the Sarbanes Oxley Act of 2002

I, Christopher J. Pappas, certify that:
1.	I have reviewed this quarterly report on Form 10-Q of Luby's, Inc.;

2.

Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.

Based on my knowledge, the consolidated financial statements, and other financial information included in this quarterly report, fairly present in all material respects, the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.

The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of the quarterly report (the "Evaluation Date"); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

6.

The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	January 3, 2003

/s/Christopher J. Pappas

Christopher J. Pappas
President and
Chief Executive Officer

Certification

Pursuant to Section 302 of the Sarbanes Oxley Act of 2002

I, Ernest Pekmezaris, certify that:
1.	I have reviewed this quarterly report on Form 10-Q of Luby's, Inc.;

2.

Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.

Based on my knowledge, the consolidated financial statements, and other financial information included in this quarterly report, fairly present in all material respects, the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.

The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of the quarterly report (the "Evaluation Date"); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

6.

The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	January 3, 2003

/s/Ernest Pekmezaris

Ernest Pekmezaris
Senior Vice President and
Chief Financial Officer

Certification Pursuant to
18 U.S.C. Section 1350,
As Adopted Pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002

In connection with the Quarterly Report of Luby's, Inc. on Form 10-Q for the fiscal quarter ended November 20, 2002, as filed with the Securities and Exchange Commission on the date hereof, I, Christopher J. Pappas, President and Chief Executive Officer of the Company, hereby certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1)  The report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)  The information contained in the report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date:	January 3, 2003	/s/Christopher J. Pappas

Christopher J. Pappas
President and
Chief Executive Officer

Certification Pursuant to
18 U.S.C. Section 1350,
As Adopted Pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002

In connection with the Quarterly Report of Luby's, Inc. on Form 10-Q for the fiscal quarter ended November 20, 2002, as filed with the Securities and Exchange Commission on the date hereof, I, Ernest Pekmezaris, Senior Vice President and Chief Financial Officer of the Company, hereby certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1)  The report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)  The information contained in the report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date:	January 3, 2003	/s/Ernest Pekmezaris

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

4(j)

Fourth Amendment to Credit Agreement dated July 9, 2001, among Luby's, Inc., Bank of America, N.A.  and other creditors of its bank group (filed as Exhibit 4(l) to the Company's Quarterly Report on Form 10-Q for the quarter ended May 31, 2001, and incorporated herein by reference).

4(k)

Deed of Trust, Assignment, Security Agreement, and Financing Statement dated July 2001, executed as part of the Fourth Amendment to Credit Agreement (filed as Exhibit 4(m) to the Company's Quarterly Report on Form 10-Q for the quarter ended May 31, 2001, and incorporated herein by reference).

4(l)

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

4(r)

Sixth Amendment to Credit Agreement dated November 25, 2002, by and among Luby's, Inc., Bank of America, N.A. and other creditors of its bank group (filed as Exhibit 4(t) to the Company's Annual Report on Form 10-K for the fiscal year ended August 28, 2002, and incorporated herein by reference).

10(a)

Management Incentive Stock Plan of Luby's Cafeterias, Inc. (filed as Exhibit 10(i) to the Company's Annual Report on Form 10-K for the fiscal year ended August 31, 1989, and incorporated herein by reference).*

10(b)

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

10(d)

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

10(f)

Amended and Restated Nonemployee Director Stock Option Plan of Luby's, Inc. approved by the shareholders of Luby's, Inc. on January 14, 2000 (filed as Exhibit 10(j) to the Company's Quarterly Report on Form 10-Q for the quarter ended February 29, 2000, and incorporated herein by reference).*

10(g)

Luby's Cafeterias, Inc. Supplemental Executive Retirement Plan dated May 30, 1996 (filed as Exhibit 10(j) to the Company's Annual Report on Form 10-K for the fiscal year ended August 31, 1996, and incorporated herein by reference).*

10(h)

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

10(k)

Severance Agreement between Luby's, Inc. and Barry J.C. Parker dated December 19, 2000 (filed as Exhibit 10(r) to the Company's Quarterly Report on Form 10-Q for the quarter ended November 30, 2000, and incorporated herein by reference.)*

10(l)

Luby's Incentive Stock Plan adopted October 16, 1998 (filed as Exhibit 10(cc) to the Company's Annual Report on Form 10-K for the fiscal year ended August 31, 1998, and incorporated herein by reference).*

10(m)

Form of Change in Control Agreement entered into between Luby's, Inc. and each of its Senior Vice Presidents as of January 8, 1999 (filed as Exhibit 10(aa) to the Company's Quarterly Report on Form 10-Q for the quarter ended February 28, 1999, and incorporated herein by reference).*

10(n)

Luby's, Inc. Deferred Compensation Plan effective June 1, 1999 (filed as Exhibit 10(cc) to the Company's Quarterly Report on Form 10-Q for the quarter ended May 31, 1999, and incorporated herein by reference).*

10(o)

Registration Rights Agreement dated March 9, 2001, by and among Luby's, Inc., Christopher J. Pappas, and Harris J. Pappas (filed as Exhibit 10.4 to the Company's Current Report on Form 8-K dated March 9, 2001, and incorporated herein by reference).

10(p)

Purchase Agreement dated March 9, 2001, by and among Luby's, Inc., Harris J. Pappas, and Christopher J. Pappas (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K dated March 9, 2001, and incorporated herein by reference).

10(q)

Employment Agreement dated March 9, 2001, between Luby's, Inc. and Christopher J. Pappas (filed as Exhibit 10.2 to the Company's Current Report on Form 8-K dated March 9, 2001, and incorporated herein by reference).*

10(r)

Employment Agreement dated March 9, 2001, between Luby's, Inc. and Harris J. Pappas (filed as Exhibit 10.3 to the Company's Current Report on Form 8-K dated March 9, 2001, and incorporated herein by reference).*

10(s)	Luby's, Inc. Incentive Bonus Plan for Fiscal 2001 (filed as Exhibit 10(z) to the Company's Annual Report on Form 10-K for the fiscal year ended August 31, 2000, and incorporated herein by reference).*

10(t)

Luby's, Inc. Stock Option granted to Christopher J. Pappas on March 9, 2001 (filed as Exhibit 10(w) to the Company's Quarterly Report on Form 10-Q for the quarter ended May 31, 2001, and incorporated herein by reference).*

10(u)

Luby's, Inc. Stock Option granted to Harris J. Pappas on March 9, 2001 (filed as Exhibit 10(x) to the Company's Quarterly Report on Form 10-Q for the quarter ended May 31, 2001, and incorporated herein by reference).*

10(v)

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

10(w)

Ground Lease for a cafeteria site dated March 25, 1994, by and between Luby's Cafeterias, Inc. and PHCG Investments, as amended by Lease Amendment dated July 6, 1994 (filed as Exhibit 10(z) to the Company's Annual Report on Form 10-K for the fiscal year ended August 31, 2001, and incorporated herein by reference).

10(x)

Lease Agreement for dated June 1, 2001, by and between Luby's, Inc. and Pappas Restaurants, Inc. (filed as Exhibit 10(aa) to the Company's Annual Report on Form 10-K for the fiscal year ended August 31, 2001, and incorporated herein by reference).

10(y)

Final Severance Agreement and Release between Luby's, Inc. and Alan M. Davis dated July 20, 2001 (filed as Exhibit 10(bb) to the Company's Annual Report on Form 10-K for the fiscal year ended August 31, 2001, and incorporated herein by reference).  While in search for new executive management, the Company entered into an employment agreement with Mr. Davis in January 2001.  The value of that one-year contract was a year's salary upon termination.  After new management was secured, the Company finalized the exhibited agreement that provides for the payment of monthly consulting fees to Mr. Davis until July 2002, but releases the Company from all prior employment commitments.*

10(z)

Consultant Agreement between Luby's Restaurants Limited Partnership and Alan M. Davis dated July 20, 2001 (filed as Exhibit 10(cc) to the Company's Annual Report on Form 10-K for the fiscal year ended August 31, 2001, and incorporated herein by reference).*

10(aa)

Luby's, Inc. Amended and Restated Nonemployee Director Phantom Stock Plan effective September 28, 2001 (filed as Exhibit 10(dd) to the Company's Quarterly Report on Form 10-Q for the quarter ended February 13, 2002, and incorporated herein by reference).*

10(bb)

Final Severance Agreement and Release between Luby's, Inc. and S. Darrell Wood effective July 28, 2002 (filed as Exhibit 10(ee) to the Company's Annual Report on Form 10-K for the fiscal year ended August 28, 2002, and incorporated herein by reference).*

10(cc)

Consultant Agreement dated August 30, 2002, between Luby's Restaurants Limited Partnership and Darrell Wood (filed as Exhibit 10(ff) to the Company's Annual Report on Form 10-K for the fiscal year ended August 28, 2002, and incorporated herein by reference).*

10(dd)

Form of Indemnification Agreement entered into between Luby's, Inc. and each member of its Board of Directors initially dated July 23, 2002 (filed as Exhibit 10(gg) to the Company's Annual Report on Form 10-K for the fiscal year ended August 28, 2002, and incorporated herein by reference).

10(ee)

Amended and Restated Affiliate Services Agreement dated July 23, 2002, by and among Luby's, Inc.,  Pappas Restaurants, L.P., and Pappas Restaurants, Inc. (filed as Exhibit 10(hh) to the Company's Annual Report on Form 10-K for the fiscal year ended August 28, 2002, and incorporated herein by reference).

10(ff)

Master Sales Agreement dated July 23, 2002, by and among Luby's, Inc., Pappas Restaurants, L.P., and Pappas Restaurants, Inc. and Procedure adopted by the Finance and Audit Committee of the Board of  Directors on July 23, 2002, pursuant to Section 2.3 of the Master Sales Agreement (filed as Exhibit 10(ii) to the Company's Annual Report on Form 10-K for the fiscal year ended August 28, 2002, and incorporated herein by reference).

11	Statement re computation of per share earnings.

99(a)

Corporate Governance Guidelines of Luby's, Inc., as amended October 25, 2001 (filed as Exhibit 99(a) to the Company's Quarterly Report on Form 10-Q for the quarter ended February 13, 2002, and incorporated herein by reference).

*Denotes management contract or compensatory plan or arrangement.