Form 10-Q
period 2003-02-12
LUBYS INC
filed 2003-03-31
CIK 16099

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 12, 2003, or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.   Yes     X        No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes              No     X

As of March 19, 2003, there were 22,456,296 shares of the registrant's Common Stock outstanding, which does not include 4,946,771 treasury shares.

Luby's, Inc.
Form 10-Q
Quarter ended February 12, 2003
Table of Contents

Additional Information
Additional Company information and access to Annual Reports and SEC filings can be obtained online free of charge at www.lubys.com.

Part I - FINANCIAL INFORMATION

Item 1.  Financial Statements

Luby's, Inc.
Consolidated Balance Sheets
(In thousands)

February 12,		August 28,
	2003	2002

	(unaudited)
ASSETS
Current Assets:
Cash	$191	$1,584
Short-term investments (see Note 3)	14,941	24,122
Trade accounts and other receivables	295	185
Food and supply inventories	2,304	2,197
Prepaid expenses	1,730	1,667
Income tax receivable	7,245	7,245
Deferred income taxes (see Note 4)	2,726	2,726

Total current assets	29,432	39,726
Property held for sale	5,574	8,144
Investments and other assets	4,170	4,642
Property, plant, and equipment -- at cost, net (see Note 5)	282,973	289,967

Total assets	$322,149	$342,479

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$19,004	$19,077
Accrued expenses and other liabilities	17,812	21,735
Current portion of debt (see Note 6)	108,628	118,448

Total current liabilities	145,444	159,260
Convertible subordinated notes, net - related party (see Note 6)	6,105	5,883
Accrued claims and insurance	4,403	5,142
Deferred income taxes and other credits (see Note 4)	5,366	5,460
Reserve for restaurant closings (see Note 7)	3,037	3,114

Total liabilities	164,355	178,859

Commitments and contingencies (see Note 8)

SHAREHOLDERS' EQUITY
Common stock, $.32 par value, authorized 100,000,000 shares, issued 27,403,067 shares in fiscal 2003 and 2002	8,769	8,769
Paid-in capital	36,916	37,335
Deferred compensation	(1,384)	(1,989)
Retained earnings	218,556	225,062
Less cost of treasury shares, 4,946,771 and 4,970,024, in fiscal 2003 and 2003, respectively	(105,063)	(105,557)

Total shareholders' equity	157,794	163,620

Total liabilities and shareholders' equity	$322,149	$342,479

See accompanying notes

Luby's, Inc.
Consolidated Statements of Operations (unaudited)
(In thousands)

	Quarter Ended		Two Quarters Ended
	February 12,	February 13,	February 12,	February 13,
	2003	2002	2003	2002

	(84 days)	(84 days)	(168 days)	(166 days)
SALES	$88,263	$91,257	$176,492	$186,452

COSTS AND EXPENSES:
Cost of food	25,563	22,540	50,581	47,190
Payroll and related costs	26,040	30,330	53,716	64,923
Occupancy and other operating expenses	33,826	34,208	68,196	70,593
General and administrative expenses	5,353	5,360	10,720	10,708
Provision for asset impairments and restaurant closings (see Note 7)	138	--	(25)	130

	90,920	92,438	183,188	193,544

INCOME (LOSS) FROM OPERATIONS	(2,657)	(1,181)	(6,696)	(7,092)
Interest expense	(2,173)	(2,413)	(4,177)	(4,983)
Other income, net	1,425	309	4,367	757

INCOME (LOSS) BEFORE INCOME TAXES	(3,405)	(3,285)	(6,506)	(11,318)
Provision (Benefit) For Income Taxes (see Note 4)	--	(1,123)	--	(3,811)

NET INCOME (LOSS)	$(3,405)	$(2,162)	$(6,506)	$(7,507)

NET INCOME (LOSS) PER SHARE -- basic and assuming dilution	$(0.15)	$(0.09)	$(0.29)	$(0.33)

See accompanying notes.

Luby's, Inc.
Consolidated Statements of Shareholders' Equity (unaudited)
(In thousands)

	Common Stock							Total

	Issued		Treasury		Paid-In	Deferred	Retained	Shareholders'

	Shares	Amount	Shares	Amount	Capital	Compensation	Earnings	Equity

BALANCE AT AUGUST 28, 2002	27,403	$8,769	(4,970)	$(105,557)	$37,335	$(1,989)	$225,062	$163,620
Net income (loss) for the year to date							(6,506)	(6,506)
Executive compensation expense						605		605
Common stock issued under nonemployee director benefit plans			23	494	(419)			75

BALANCE AT FEBRUARY 12, 2003	27,403	$8,769	(4,947)	$(105,063)	$36,916	$(1,384)	$218,556	$157,794

See accompanying notes.

Luby's, Inc.
Consolidated Statements of Cash Flows (unaudited)
(In thousands)

Two Quarters Ended

February 12,		February 13,
2003		2002

(168 days)		(166 days)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(6,506)	$(7,507)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	10,066	9,934
Amortization of deferred loss on interest rate swaps	--	496
Amortization of discount on convertible subordinated notes	222	222
Provision for (reversal of) asset impairments and restaurant closings	(25)	130
(Gain) loss on disposal of property held for sale	(3,223)	(110)
(Gain) loss on disposal of property, plant, and equipment	(1,110)	94
Noncash nonemployee directors' fees	75	115
Noncash executive compensation expense	605	601

Cash (used in) provided by operating activities before changes in operating assets and liabilities	104	3,975
Changes in operating assets and liabilities:
(Increase) decrease in trade accounts and other receivables	(110)	145
(Increase) decrease in food and supply inventories	(107)	34
(Increase) decrease in income tax receivable	--	(6,829)
(Increase) decrease in prepaid expenses	(63)	(29)
(Increase) decrease in investments and other assets	472	133
Increase (decrease) in accounts payable	(73)	6,759
Increase (decrease) in accrued claims and insurance, accrued expenses, and other liabilities	(4,662)	(5,679)
Increase (decrease) in deferred income taxes and other credits	(94)	2,951
Increase (decrease) in reserve for restaurant closings	(77)	(258)

Net cash (used in) provided by operating activities	$(4,610)	$1,202

CASH FLOWS FROM INVESTING ACTIVITIES:
(Increase) decrease in short-term investments	$9,181	$2,331
Proceeds from disposal of property held for sale	6,916	1,093
Purchases of property, plant, and equipment	(6,043)	(6,097)
Proceeds from disposal of property, plant, and equipment	2,983	--

Net cash provided by (used in) investing activities	13,037	(2,673)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance (repayment) of debt, net	(9,820)	(1,056)

Net cash provided by (used in) financing activities	(9,820)	(1,056)

Net increase (decrease) in cash	(1,393)	(2,527)
Cash at beginning of period	1,584	4,099

Cash at end of period	$191	$1,572

See accompanying notes

Luby's, Inc.
Notes to Consolidated Financial Statements (unaudited)
February 12, 2003

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

Note 2.  Accounting Period Change

Beginning with the 2002 fiscal year, the Company changed its accounting intervals from 12 calendar months to 13 four-week periods.  To properly accommodate this change, the first period in fiscal 2002 began September 1, 2001, and covered 26 days; subsequent periods covered 28 days.  The first, second, third, and fourth quarters of fiscal year 2002 included 82, 84, 84, and 112 days, respectively.  Fiscal year 2003 and most years going forward will be 364 days in length, comparatively, with the first and second quarters covering 84 days each.

Note 3.  Short-Term Investments

The Company's balance in short-term investments was $14.9 million and $24.1 million as of February 12, 2003, and August 28, 2002, respectively.  As of both period-ends, cash resources were invested in money-market funds and time deposits.  As of February 12, 2003, approximately $1.1 million of the Company's short-term investments was also pledged as collateral to two separate letters of credit.

Note 4.  Income Tax

Following is a summarization of deferred income tax assets and liabilities as of the current quarter and the prior fiscal year:

February 12,		August 28,
2003		2002

(In thousands)
Net deferred long-term income tax liability and other credits	$(5,366)	$(5,460)
Other credits	1,559	1,653

Net deferred long-term income tax liability	(3,807)	(3,807)
Net deferred short-term income tax asset	2,726	2,726

Net deferred income tax liability	$(1,081)	$(1,081)

The tax effect of temporary differences results in the following deferred income tax assets and liabilities as of the current quarter and the prior fiscal year:

February 12,		August 28,
2003		2002

(In thousands)
Deferred tax assets:
Workers' compensation, employee injury, and general liability claims	$3,197	$3,501
Deferred compensation	1,944	1,806
Asset impairments and restaurant closure reserves	16,907	19,243
Net operating loss	2,158	--
Other	88	--

Subtotal	24,294	24,550
Valuation allowance	(2,158)	--

Total deferred tax assets	22,136	24,550

Deferred tax liabilities:
Depreciation and amortization, including amortization of capitalized interest	23,217	23,650
Other	--	1,981

Total deferred tax liabilities	23,217	25,631

Net deferred tax liability	$(1,081)	$(1,081)

The reconciliation of the benefit for income taxes to the expected income tax benefit computed using the statutory tax rate is as follows:

	Quarter Ended				Two Quarters Ended
	February 12, 2003		February 13, 2002		February 12, 2003		February 13, 2002

	Amount	%	Amount	%	Amount	%	Amount	%

	(In thousands and as a percent of pretax income)
Normally expected income tax benefit	$(1,192)	(35.0)%	$(1,150)	(35.0)%	$(2,277)	(35.0)%	$(3,961)	(35.0)%
State income taxes	--	--	--	--	--	--	--	--
Jobs tax credits	(51)	(1.5)	(96)	(2.9)	(101)	(1.6)	(191)	(1.7)
Other differences	111	3.3	123	3.7	220	3.4	341	3.0
Valuation allowance	1,132	33.2	--	--	2,158	33.2	--	--

	$--	--%	$(1,123)	(34.2)%	$--	--%	$(3,811)	(33.7)%

The Company generated an operating loss carry-forward of approximately $11.8 million for the two quarters ended February 12, 2003.  The tax benefit for book purposes of $2.2 million was netted against a valuation allowance because loss carry-backs will be exhausted with the fiscal 2002 tax filing, making the realization of loss carry-forward utilization uncertain.

Note 5.  Property, Plant, and Equipment

The cost and accumulated depreciation of property, plant, and equipment at February 12, 2003, and August 28, 2002, together with the related estimated useful lives used in computing depreciation and amortization, were as follows:

	February 12,	August 28,	Estimated
	2003	2002	Useful Lives

	(In thousands)
Land	$72,364	$73,664	─
Restaurant equipment and furnishings	139,455	138,846	3 to 15 years
Buildings	235,954	236,806	20 to 40 years
Leasehold and leasehold improvements	31,765	33,107	Term of leases
Office furniture and equipment	12,510	12,330	5 to 10 years
Transportation equipment	730	811	5 years

	492,778	495,564
Less accumulated depreciation and amortization	(209,805)	(205,597)

	$282,973	$289,967

Note 6.  Debt

Credit-Facility Debt
At August 28, 2002, the Company had a credit-facility balance of $118.4 million with the bank group (a syndicate of four banks).   In accordance with provisions of that credit facility, the Company paid the outstanding balance down by $9.8 million during the first two quarters of fiscal 2003 from proceeds received from the sale of real and personal property.  As a result, the balance was lowered to $108.6 million at the end of the second quarter of fiscal 2003.  The interest rate was prime plus 3.5% and prime plus 1.5% at February 12, 2003, and August 28, 2002, respectively.

In the second quarter of fiscal 2003, the Company executed a commitment letter with a third-party lender for an $80 million loan.  Its purpose was to replace that amount of debt in the existing credit facility.  The bank group of the credit facility amended its agreement with the Company to require that all the funds provided by the prospective lender be used to pay down the current debt.

Subsequently, the Company did not finalize an agreement with the third-party lender because of unacceptable changes in the structure of the proposed loan.  Consequently, the Company was in default under the existing credit facility as of January 31, 2003, not as a result of noncompliance with financial performance covenants, but because the replacement financing could not be finalized.   The Company is current on all interest payments due under the credit facility.

As of February 12, 2003, $237.8 million of the Company's total book value, or 73.9% of its total assets, including the Company's owned real estate, improvements, equipment, and fixtures, was pledged as collateral under the credit facility.  Although the current lenders have reserved all rights and remedies they may have in connection with the January 31, 2003, default - including the right to demand immediate repayment of the entire outstanding balance or the right to pursue foreclosure on the assets pledged as collateral - they have not announced any intention to take such action.

Management has been actively communicating with the bank group while developing a new two-year business plan focused on returning the Company to profitability.  The Company has also engaged the financial advisory firms of Morgan Joseph & Co. and ING Capital LLC ("Morgan-ING") to review the new business plan and assist in coordinating its implementation with the group which holds the Company's debt.  The Morgan-ING team may also assist the Company in exploring additional financing options that add value to the new business plan.

After thorough review of several strategic alternatives, including the proposed new business plan and after consultation with the Morgan-ING advisors, the Company's Board of Directors approved the plan on March 29, 2003.  Subsequent to the approval decision, management initiated immediate implementation of the plan.  Specifically, the plan calls for closure of approximately 50 of the Company's operating stores.  In cases where those properties are owned by the Company, the proceeds from the sale of the properties are to be used to pay down bank debt under the existing agreement.  The first 30 restaurants will be closed between March 31 and April 3, 2003.  Most of the remaining locations are leased units that will close as soon as commercially feasible after negotiations with landlords or at the end of lease terms that expire in the near future.

Initially, cash resources will be reduced under the new plan, especially relative to lease settlements and termination costs.  The Company will be able to use its expected $7.2 million tax refund to lessen the burden but will also need to pursue other options, which may include retaining a portion of cash from proceeds from the sale of property.  Such an allowance will be subject to approval by the current credit-facility bank group.

The credit agreement includes a provision for the issuance of letters of credit in the amount of $1.2 million.  There is no room to borrow additional funds under the current debt agreement.

Subordinated Debt
On March 9, 2001, the Company's CEO and COO, Christopher J. Pappas and Harris J. Pappas, respectively, committed to lending the Company a total of $10 million in exchange for convertible subordinated notes that were funded in the fourth quarter of fiscal 2001.  The notes, as formally executed, bear interest at LIBOR plus 2%, payable quarterly, and have a stated redemption date of March 1, 2011.  Interest through September 1, 2003, may be paid in a combination of cash, common stock, or both at the Company's election, subject to certain restrictions on the amount of stock issued.  All interest to date has been paid in cash.  Interest incurred after September 1, 2003, must be paid in cash.

Notwithstanding any accrued interest that may also be converted to stock, the notes are convertible into the Company's common stock at $5.00 per share for 2.0 million shares at the option of the holders at any time after January 2, 2003, and prior to the stated redemption date.  The per share market price of the Company's stock on the commitment date (as determined by the closing price on the New York Stock Exchange on the date of issue) was $7.34.  The difference between the market price and strike price of $5.00, or $2.34 per share, multiplied by the 2.0 million convertible shares equaled approximately $4.7 million.  Under the Company's adopted intrinsic value method, applicable accounting principles require that this amount, which represents the beneficial conversion feature, be recorded as both a component of paid-in capital and a discount from the $10 million.

The conversion feature is being amortized over the term of the notes.  The carrying value of the notes at February 12, 2003, net of the unamortized discount, was approximately $6.1 million.  The comparative carrying value of the notes at August 28, 2002, was approximately $5.9 million.

Note 7.  Impairment of Long-Lived Assets and Store Closings

Fiscal 2003 Year-to-Date
Impairment costs in the second quarter of fiscal 2003 were $138,000, which related to a decrease in the expected value of a property held for sale.  Year-to-date, this cost was completely offset by first-quarter increases in the expected value of three different properties held for sale.  In no case were assets written above original impaired values.  Two of the four related properties with adjusted values have been sold, and one is under contract to be sold, with an expected closing date scheduled within the next 90 days.

Fiscal 2002 Year-to-Date
During the first two quarters of fiscal 2002, the Company recorded a pretax charge to operating costs of $130,000 related to employee termination costs for 11 of 17 restaurants that met the Company's criteria for closure in fiscal 2001.  The employees of those 11 units received notification during the first quarter of fiscal 2002, and each unit was subsequently closed.  Termination costs for four other locations were not considered individually significant and were recorded to payroll and related costs in fiscal 2002.  The two remaining locations were still in operation at the end of the quarter.

Operating Results for Restaurants Designated for Closure in Fiscal 2001 with a Remaining Reserve as of February 12, 2003
Of the 17 restaurants designated for closure in fiscal 2001, two were to be fully reconcepted, while two others continue to operate as cafeterias.  The operating results of the cafeterias were as follows:

	Quarter Ended		Two Quarters Ended
	February 12,	February 13,	February 12,	February 13,
	2003	2002	2003	2002

	(84 days)	(84 days)	(168 days)	(166 days)
Sales	$557	$1,546	$1,215	$4,394
Operating loss	(369)	(676)	(839)	(1,993)

Fiscal 2001 Reserve for Restaurant Closings
Excluding lease termination settlements, it is anticipated that all material cash outlays required for the store closings planned as of August 31, 2001, will be made prior to the end of fiscal 2003.  The following is a summary for the quarterly period ended February 12, 2003, for amounts recognized as accrued expenses together with cash payments made against such accruals under the fiscal year 2001 plan:

	Reserve

	Lease
	Settlement	Other	Total
	Costs	Exit Costs	Reserve

	(In thousands)

As of August 28, 2002	$2,977	$137	$3,114
Additions (reductions)	--	--	--
Cash payments	--	(77)	(77)

As of February 12, 2003	$2,977	$60	$3,037

Note 8.  Commitments and Contingencies

Officer Loans
In fiscal 1999, the Company guaranteed loans of approximately $1.9 million relating to purchases of Luby's stock by various officers of the Company pursuant to the terms of a shareholder-approved plan.  Under the officer loan program, shares were purchased and funding was obtained from JPMorgan Chase Bank, one of the four members of the bank group that participate in the Company's credit facility.  These instruments only require annual interest to be paid by the individual noteholders, and the entire principal balance is due at maturity in fiscal 2004.  As of both February 12, 2003, and February 13, 2002, the notes had an outstanding balance of approximately $1.6 million.  The Company has received notice from JPMorgan Chase Bank that the underlying guarantee on these loans includes a cross-default provision; consequently, the January 31, 2003, default in the Company's credit facility has led to a default in the officer loans.  JPMorgan Chase Bank has requested that the Company repurchase the notes; however, such action cannot be completed without consultation with the entire bank group.  The Company is therefore working constructively with all members of the bank group in an effort to cure both defaults and satisfactorily meet lender expectations.

In the event of individual noteholder default, the Company would purchase the loans from JPMorgan Chase Bank, become holder of the notes, record the receivables, and pursue collection.  The purchased Company stock has been and can be used by borrowers to satisfy a portion of their loan obligation.  As of February 12, 2003, based on the market price on that day, approximately $120,000, or 7.4% of the note balances, could have been covered by stock, while approximately $1.5 million, or 92.6%, would have remained outstanding.

Pending Claims
As reported in previous filings, a lawsuit was filed by two former Luby's assistant managers claiming violation of the Fair Labor Standards Act and the commission of certain fraudulent acts.  An agreement to resolve this matter has been made between the parties, and the judge has signed an order preliminarily approving the settlement of class claims, sending of notice, plan of allocation, attorney's fees and expenses, and conditionally granted final approval of same.

The Company is presently, and from time to time, subject to pending claims and lawsuits arising in the ordinary course of business.  In the opinion of management, other than the litigation described above, the resolution of all other pending legal proceedings will not have a material adverse effect on the Company's operations or consolidated financial position.

Note 9.  Deferred Compensation - Executive Stock Options

In connection with their employment agreements effective March 9, 2001, the CEO and the COO were granted approximately 2.2 million stock options at a strike price of $5.00 per share, which was below the quoted market price on the date of grant.  From that date through fiscal 2004, the Company will recognize a total of $5.2 million in noncash compensation expense associated with these options.  A total of $605,000 and $601,000 was recognized for the first two quarters of fiscal 2003 and 2002, respectively.  Of the $5.2 million to be recognized, $3.8 million has been recognized through February 12, 2003, while $1.4 million remains to be amortized.

Note 10.  Related Parties

Affiliate Services
The CEO and COO of the Company, Christopher J. Pappas and Harris J. Pappas, respectively, own two restaurant entities that provide services to Luby's, Inc. as detailed in the Affiliate Services Agreement and the Master Sales Agreement.  Under the terms of the agreements, the Pappas entities have provided specialized (customized) equipment fabrication; basic equipment maintenance; and accounting, architectural, and general business services.  More specifically, the Master Sales Agreement includes the costs incurred for modifications to existing equipment, as well as custom-fabrication, including stainless steel stoves, shelving, rolling carts, and chef tables.  The total cost of the custom-fabricated and refurbished equipment for the first two quarters of fiscal 2003 and 2002 was approximately $99,000 and $301,000, respectively.  As of the report date, all amounts charged under the agreements through February 12, 2003, have been paid.

The Finance and Audit Committee of the Company's Board of Directors uses independent valuation consultants to assist in periodically monitoring pricing of the transactions associated with the Master Sales Agreement and the Affiliate Services Agreement.  The Company's external auditors performed agreed upon procedures related to the affiliate services.  The scope and sufficiency of such procedures are determined by management and the Board of Directors, and results are submitted to the Board for its use in evaluating the fairness of the transactions.

Operating Leases
In a separate contract from the Affiliate Services Agreement and the Master Sales Agreement, the Company entered into a three-year lease which commenced on June 1, 2001, and ends May 31, 2004.  The leased property is used to accommodate the Company's own in-house repair and fabrication center.  The amount paid by the Company pursuant to the terms of this lease was approximately $40,000 for each of the two-quarter periods ended February 12, 2003, and February 13, 2002.

In another separate contract, pursuant to the terms of a ground lease dated March 25, 1994, the Company paid rent to PHCG Investments for a Luby's restaurant operating in Dallas, Texas.  Christopher J. Pappas and Harris J. Pappas are general partners of PHCG Investments.  The amount paid by the Company to PHCG Investments pursuant to the terms of the lease agreement was approximately $42,000 for the two quarters ended February 12, 2003, and for the same period in fiscal 2002.  Rents paid for both leases combined represent 2.4% of total rents paid by the Company for the two quarters ended February 12, 2003.

Relative to the PHCG Investments lease, in the first quarter of fiscal 2003, the Company entered into a termination agreement with a third party unaffiliated with the Pappas entities to sever its interest in the PHCG property in exchange for a payment of cash, the right to remove fixtures and equipment from the premises, and the release of any future obligations under the lease agreement now owned by PHCG Investments.  The closing of the transaction was completed subsequent to the end of the second quarter of fiscal 2003, resulting in a gain of $735,000, while the gross proceeds were used to pay down debt.

Subordinated Debt
As described in Note 7 in the section entitled "Subordinated Debt," the CEO and the COO loaned the Company a total of $10 million in the form of convertible subordinated notes to support the Company's future operating cash needs. The entire balance was outstanding as of February 12, 2003.

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

Management's discussion and analysis of financial condition and results of operations should be read in conjunction with the consolidated financial statements and footnotes for the two quarters ended February 12, 2003, and the audited financial statements filed on Form 10-K for the fiscal year ended August 28, 2002.

Overview
As of February 12, 2003, the Company operated 193 restaurants under the name "Luby's."  These establishments are located in close proximity to retail centers, business developments, and residential areas throughout ten states (six in Arizona, five in Arkansas, one in Florida, two in Louisiana, two in Mississippi, two in Missouri, two in New Mexico, seven in Oklahoma, seven in Tennessee, and 159 in Texas).  Of the 193 restaurants, 124 are at locations owned by the Company and 69 are on leased premises.  Additionally, two of the restaurants primarily serve seafood, one is a steak buffet, 46 are full-time all-you-can-eat concepts, and 144 are traditional cafeterias.  For additional information concerning Company restaurants, also see The New Business Plan/Debt under the Liquidity and Capital Resources section below.

RESULTS OF OPERATIONS

Quarter ended February 12, 2003, compared to the quarter ended February 13, 2002
Sales decreased $3.0 million, or 3.3%, in the second quarter of fiscal 2003 compared to the second quarter of fiscal 2002.  Of the total decline, $3.4 million was due to the closure of twelve restaurants since November 21, 2001, and $0.5 million was due to a 0.6% decrease in same-store sales.  These contributors to the total decline were offset by the opening of three restaurants since November 21, 2001, that accounted for $0.9 million in sales.

Cost of food increased $3.0 million, or 13.4%, and as a percentage of sales increased from 24.7% to 29.0% in the current quarter in comparison with the same period last year.  New "all-you-can-eat" offerings and buffets at selected locations have contributed to higher food costs.  This increase in food cost was a planned part of a Company strategy aimed at increasing value while maintaining quality.

Payroll and related costs decreased $4.3 million, or 14.1%, in the current quarter due primarily to restaurant closures, various Company initiatives to reduce labor costs, and lower workers' compensation expense.  Of the total reduction, $3.1 million was due to lower wages and associated payroll taxes resulting from numerous store closures coupled with various Company initiatives to reduce labor costs.  An additional $1.2 million of the total decline was due to lower workers' compensation costs resulting from the new in-house training and safety programs.

Occupancy and other operating expenses decreased $382,000, or 1.1%.  Although the dollar decrease is primarily due to store closures, other factors contributed to the fluctuation.  Utility costs decreased principally due to lower commodity prices.  Food-to-go packaging costs further declined due to less expensive packaging and a program to redirect these customers at many locations to inside dining.  These were partially offset by property/employee insurance, which increased principally due to premium increases for owned properties coupled with pass-through insurance adjustments from landlords of leased properties.

General and administrative expenses were approximately equal to the prior year, with only a slight decrease of $7,000, or 0.1%.  Small variances exist among these expenses which, when taken as a whole, are not significant.

The provision for asset impairments and restaurant closings increased by $138,000 primarily due to the write-down of properties held for sale to the appraisal values.  No provision for asset impairments and restaurant closings was recorded in the second quarter of fiscal 2002.

Interest expense decreased $240,000, or 9.9%, due primarily to fully exhausted amortization of the loss of interest rate swaps and payment reductions in the line of credit.  These factors were offset by amortization of amendment fees for the credit facility.

Other income increased by $1.1 million primarily due to gains on the sale of assets, which reflect the sale of three previously closed stores.  These gains were partially offset by a loan commitment fee expensed in the current quarter.

The income tax benefit decreased by $1.1 million.  While loss carry-backs are no longer available, the Company could use certain existing assets in a tax strategy that would support the recording of an estimated tax benefit in the current quarter.  However, one was not recorded because loss carry-forward utilization is not certain.

The Company had a reserve for restaurant closings of $3.0 million and $3.1 million at February 12, 2003, and August 28, 2002, respectively.  Excluding lease termination settlements, it is anticipated that all material cash outlays required for the store closings planned as of August 31, 2001, will be made prior to the end of fiscal 2003.

Two quarters ended February 12, 2003, compared to the two quarters ended February 13, 2002
Sales decreased $10.0 million, or 5.3%, for the first two quarters of fiscal 2003 compared to the first two quarters of fiscal 2002.  Of the total decline, $8.1 million was due to the closure of 23 restaurants since August 31, 2001, and $5.5 million was due to a 3.1% decrease in same-store sales.  These contributors to the total decline were offset by the positive impact of two additional days of sales of $2.3 million and the opening of three restaurants since August 31, 2001, that accounted for $1.3 million in sales.

Cost of food increased $3.4 million, or 7.2%, and as a percentage of sales increased from 25.3% to 28.7% for the first two quarters of fiscal 2003 in comparison with the same period last year.  New "all-you-can-eat" offerings and buffets at selected locations have contributed to higher food costs.  Again, this increase in food cost was a planned part of a Company strategy aimed at providing value and quality to the customer.

Payroll and related costs decreased $11.2 million, or 17.3%, due primarily to previous restaurant closures, various Company initiatives to reduce labor costs, and lower workers' compensation expense in the first two quarters of fiscal 2003.  Of the total reduction, $8.5 million was due to lower wages and associated payroll taxes resulting from numerous store closures coupled with various Company initiatives to reduce labor costs.  An additional $2.7 million of the total decline was due to lower workers' compensation costs resulting from the new in-house training and safety programs.

Occupancy and other operating expenses decreased $2.4 million, or 3.4%.  Although the dollar decrease is primarily due to store closures, other factors contributed to the fluctuation.  Utility costs decreased principally due to lower commodity prices.  Repair and maintenance costs decreased primarily due to more efficiencies from the Company's in-house repair program as provided by its in-house service center.  Food-to-go packaging costs further declined due to less expensive packaging and a program to redirect these customers at many locations to inside dining.  These again were offset by property/employee insurance, which increased principally due to premium increases for owned properties coupled with pass-through insurance adjustments from landlords of leased properties.

General and administrative expenses were approximately equal to the prior year, with only a slight increase of $12,000, or 0.1%.  Small variances exist among these expenses which, when taken as a whole, are not significant.

The provision for asset impairments and restaurant closings was credited a net $25,000 for the first two quarters of fiscal 2003.  This related to new and pending property sales contracts that were more favorable than previously obtained appraisals.  Those amounts were partially offset by a write-down of another property held for sale.  Costs in the first two quarters of fiscal 2002 were $130,000, which related to employee terminations.

Interest expense decreased $806,000, or 16.2%, due primarily to lower effective interest rates on outstanding debt, the payoff of the loans on surrendered officers' life insurance policies, fully exhausted amortization of the loss of interest rate swaps, and payment reductions in the line of credit.  These factors were offset by amortization of amendment fees for the credit facility.

Other income increased by $3.6 million primarily due to gains on the sales of assets, which reflect the sale of five previously closed stores.  These gains were partially offset by a loan commitment fee expensed in fiscal 2003.

The income tax benefit decreased by $3.8 million.  While loss carry-backs are no longer available, the Company could use certain existing assets in a tax strategy that would support the recording of an estimated tax benefit in the current quarter.  However, one was not recorded because loss carry-forward utilization is not certain.

EBITDA

EBITDA increased by $377,000 for the first two quarters of fiscal 2003 in comparison with the same period of the prior fiscal year.

Two Quarters Ended

February 12,		February 13,
2003		2002

(168 days)		(166 days)
(In thousands)
Income (loss) from operations	$(6,696)	$(7,092)
Less excluded items:
Provision for asset impairments and restaurant closings	(25)	130
Depreciation and amortization	10,066	9,934
Noncash executive compensation expense	605	601

EBITDA	$3,950	$3,573

The Company's operating performance is evaluated using several measures, one of which is EBITDA.  The Company defines EBITDA as income from operations before interest, taxes, depreciation and amortization, and the noncash portion of the CEO's and the COO's stock option compensation.  While the Company and many in the financial community consider EBITDA to be an important measure of operating performance, it should be considered in addition to, but not as a substitute for or superior to, other measures of financial performance prepared in accordance with accounting principles generally accepted in the United States, such as operating income and net income.  In addition, the Company's definition of EBITDA is not necessarily comparable to similarly titled measures reported by other companies.

LIQUIDITY AND CAPITAL RESOURCES

Cash and Working Capital
Cash decreased by $1.4 million from the end of the preceding fiscal year to February 12, 2003, primarily due to capital expenditures and operating cash flow needs, including the payment of approximately $8.0 million in property taxes.  These items were partially offset by reductions in the Company's short-term investments.

Excluding the reclassification of the credit-facility balance as explained in The New Business Plan/Debt section below, the Company had a working capital deficit of $7.4 million at February 12, 2003, in comparison to a working capital deficit of $1.1 million at August 28, 2002.  The increase in the deficit was primarily attributable to a reduction in short-term investments.

Capital expenditures for fiscal 2003 are expected to approximate $13 million.  Management continues to focus on improving the appearance, functionality, and sales at existing restaurants.  These efforts also include, where feasible, remodeling certain locations to other dining concepts.  During the current quarter, the Company remodeled and reopened another previously closed location as a seafood restaurant.  The new dining themes for the other two planned remodels in fiscal 2003 are still under consideration.

The New Business Plan/Debt
During 1994, the Company acquired a revolving line of credit from a bank group to primarily be used for financing long-term objectives, including capital acquisitions and a stock repurchase program.  Capacity under that credit facility was fully exhausted during fiscal 2001.  Since then, management has financed its capital acquisitions and working capital needs through careful cash management and the provision of an additional $10 million in financing by the Company's CEO and the COO.

At that same time, management recognized the need to arrange long-term financing that would better match long-term assets with the existing debt.  Accordingly, early in the second quarter of fiscal 2003, the Company executed a commitment letter with a third-party lender for an $80 million loan to replace that amount of debt in the existing credit facility.  Simultaneously, when the current bank group provided a recent waiver and amendment, it also added a stipulation that required the new $80 million financing be completed and funded by January 31, 2003.  However, the Company was unable to finalize the new financing arrangement because of changes in the proposed agreement terms that were not in the best interest of the Company.  This led to a default under the credit facility that the Company is currently focused on rectifying.  Even though the lack of replacement financing has caused a default, the Company was in compliance with its financial performance covenants at the end of the quarter and no default in interest payments has occurred as of the report date.  As of March 31, 2003, the existing bank group has taken no action other than to notify the Company that it reserves all rights and remedies they may have.

Management has been actively communicating with the credit-facility bank group, while working on its new two-year business plan focused on returning the Company to profitability.  The Company also engaged the financial advisory firms of Morgan Joseph & Co. and ING Capital LLC ("Morgan-ING") to review the new business plan and assist in coordinating its implementation.  The Morgan-ING team may also assist the Company in exploring additional financing options that add value to the new business plan.

After thorough review of several strategic alternatives, including the proposed new business plan and after consultation with the Morgan-ING advisors, the Company's Board of Directors approved the plan on March 29, 2003.  Subsequent to the approval decision, management initiated immediate implementation of the plan.  Specifically, it calls for closure of approximately 50 of the Company's operating stores.  In cases where those properties are owned by the Company, the proceeds from the sale of the properties are to be used to pay down bank debt under the existing agreement.  The first 30 restaurants will be closed between March 31 and April 3, 2003.  Most of the remaining locations are leased units that will close as soon as commercially feasible after negotiations with landlords or at the end of lease terms that expire in the near future.

Over a time span starting in the third quarter of fiscal 2003 through the fourth quarter of fiscal 2004, the Company expects to report net losses from discontinued operations due to its decision to close the locations specified in the new business plan.  General estimates have been formulated for the related net losses.  The timing and actual incurred costs may differ from these estimates as plan specifics are finalized.  The total current loss estimate of approximately $27 million includes net impairment charges associated with reducing applicable property values down to their net realizable values, employee termination costs, lease settlements, legal and professional fees, basic carrying costs while properties are being marketed, and other related charges.

Initially, cash resources will be reduced under the new plan, especially relative to lease settlements and termination costs.  The Company will be able to use its expected $7.2 million tax refund to lessen the burden but will also need to pursue other options, which may include retaining a portion of cash from proceeds from the sale of property.  Such an allowance will be subject to approval by the current credit-facility bank group.

Updated information about the financial costs of the new plan will be provided in the Company's fiscal 2003 third-quarter filing since the plan was approved in that quarter.  Those financials will include costs incurred to date.

Credit-Facility Debt
At August 28, 2002, the Company had a credit-facility balance of $118.4 million with the bank group (a syndicate of four banks).   In accordance with provisions of that credit facility, the Company paid the outstanding balance down by $9.8 million from proceeds received from the sale of real and personal property.  As a result, the balance was lowered to $108.6 million at the end of the second quarter of fiscal 2003.  The interest rate was prime plus 3.5% and prime plus 1.5% at February 12, 2003, and August 28, 2002, respectively.  The Company is current on all interest payments due under the credit facility.

As of February 12, 2003, $237.8 million of the Company's total book value, or 73.9% of its total assets, including the Company's owned real estate, improvements, equipment, and fixtures, was pledged as collateral under the credit facility.  Although the current lenders have reserved all rights and remedies they may have as a result of the January 31, 2003, default - including the right to demand immediate repayment of the entire outstanding balance or the right to pursue foreclosure on the assets pledged as collateral - they have not announced any intention to take such action.  (Also see the section above.)

The credit agreement includes a provision for the issuance of letters of credit in the amount of $1.2 million.  There is no room to borrow additional funds under the current debt agreement.

Subordinated Debt
On March 9, 2001, the Company's CEO and COO, Christopher J. Pappas and Harris J. Pappas, respectively, committed to lending the Company a total of $10 million in exchange for convertible subordinated notes that were funded in the fourth quarter of fiscal 2001.  The notes, as formally executed, bear interest at LIBOR plus 2%, payable quarterly, and have a stated redemption date of March 1, 2011.  Interest through September 1, 2003, may be paid in a combination of cash, common stock, or both at the Company's election, subject to certain restrictions on the amount of stock issued.  All interest to date has been paid in cash.  Interest incurred after September 1, 2003, must be paid in cash.

Notwithstanding any accrued interest that may also be converted to stock, the notes are convertible into the Company's common stock at $5.00 per share for 2.0 million shares at the option of the holders at any time after January 2, 2003, and prior to the stated redemption date.  The per share market price of the Company's stock on the commitment date (as determined by the closing price on the New York Stock Exchange on the date of issue) was $7.34.  The difference between the market price and strike price of $5.00, or $2.34 per share, multiplied by the 2.0 million convertible shares equaled approximately $4.7 million.  Under the Company's adopted intrinsic value method, applicable accounting principles require that this amount, which represents the beneficial conversion feature, be recorded as both a component of paid-in capital and a discount from the $10 million.

The conversion feature is being amortized over the term of the notes.  The carrying value of the notes at August 28, 2002, net of the unamortized discount, was approximately $5.9 million.  The comparative carrying value of the notes at February 12, 2003, was approximately $6.1 million.

COMMITMENTS AND CONTINGENCIES

In fiscal 1999, the Company guaranteed loans of approximately $1.9 million relating to purchases of Luby's stock by various officers of the Company pursuant to the terms of a shareholder-approved plan.  Under the officer loan program, shares were purchased and funding was obtained from JPMorgan Chase Bank, one of the four members of the bank group that participate in the Company's credit facility.  These instruments only require annual interest to be paid by the individual noteholders, and the entire principal balance is due at maturity in fiscal 2004.  As of both February 12, 2003, and February 13, 2002, the notes had an outstanding balance of approximately $1.6 million.  The Company has received notice from JPMorgan Chase Bank that the underlying guarantee on these loans includes a cross-default provision; consequently, the January 31, 2003, default in the Company's credit facility has led to a default in the officer loans.  JPMorgan Chase Bank has requested that the Company repurchase the notes; however, such action cannot be completed without consultation with the entire bank group.  The Company is therefore working constructively with all members of the bank group in an effort to cure both defaults and satisfactorily meet lender expectations.

In the event of individual noteholder default, the Company would purchase the loans from JPMorgan Chase Bank, become holder of the notes, record the receivables, and pursue collection.  The purchased Company stock has been and can be used by borrowers to satisfy a portion of their loan obligation.  As of February 12, 2003, based on the market price on that day, approximately $120,000, or 7.4% of the note balances, could have been covered by stock, while approximately $1.5 million, or 92.6%, would have remained outstanding.

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

The pricing of equipment, repair, and maintenance is set and evaluated periodically and is considered by management to be primarily at or below market for comparable goods and services.  The Finance and Audit Committee of the Company's Board of Directors also uses independent valuation consultants to assist in periodically monitoring pricing of the transactions associated with the Master Sales Agreement and the Affiliate Services Agreement.  The Company's external audit firm performed its examination according to agreed upon procedures.  The scope and sufficiency of such procedures are determined by management and the Board of Directors, and the results are submitted to the Board for its use in evaluating the fairness of the transactions.

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

In another separate contract, pursuant to the terms of a ground lease dated March 25, 1994, the Company paid rent to PHCG Investments for a Luby's restaurant operating in Dallas, Texas.  Christopher J. Pappas and Harris J. Pappas are general partners of PHCG Investments.  The amount paid by the Company to PHCG Investments pursuant to the terms of the lease agreement was approximately $42,000 for the two quarters ended February 12, 2003, and for the same period in fiscal 2002.  Rents paid for both leases combined represent 2.4% of total rents paid by the Company for the two quarters ended February 12, 2003.

Relative to the PHCG Investments lease, in the first quarter of fiscal 2003, the Company entered into a termination agreement with a third party unaffiliated with the Pappas entities to sever its interest in the PHCG property in exchange for a payment of cash, the right to remove fixtures and equipment from the premises, and the release of any future obligations under the lease agreement now owned by PHCG Investments.  The closing of the transaction was completed subsequent to the end of the second quarter of fiscal 2003, resulting in a gain of $735,000, while the gross proceeds were used to pay down debt.

The following compares inception-to-date charges incurred under the Master Sales Agreement, the Affiliate Services Agreement, and affiliated property leases to total general and administrative expenses, capital expenditures, and occupancy and other operating expenses:

Two Quarters Ended

February 12, 2003		February 13, 2002

(168 days)		(166 days)
(In thousands)
Affiliate Services Incurred Costs:
General and administrative expenses -- professional services	$--	$8
Capital expenditures -- custom-fabricated and refurbished equipment	99	301
Occupancy and other operating expenses, including property leases	85	98
Less pass-through amounts to third parties	--	(95)

Total	$184	$312

Applicable Total Company Costs:
General and administrative expenses	$10,720	$10,708
Capital expenditures	6,043	6,097
Occupancy and other operating expenses	68,196	70,593

Total	$84,959	$87,398

Affiliate Services Incurred Costs As a Percentage of Applicable Total Company Costs:
Two Quarters to Date	0.22%	0.36%

Inception to Date	0.18%

TRENDS AND UNCERTAINTIES

Same-Store Sales
The restaurant business is highly competitive with respect to food quality, concept, location, price, and service.   The Company has experienced declining same-store sales each year since 1996 as a result of initiatives which were subsequently determined to be unsuccessful, as well as increased industry-wide competition.  The Company competes with a large number of other restaurants, many of which have significant financial resources.  Management believes the Company's success will depend largely on its ability to execute new strategies, including those stemming from its new business plan; optimize financial resources; and quickly respond to changes in consumer preferences, as well as to general economic conditions.

The following shows the same-store sales change for the comparative historical quarters:

Fiscal 2003		Fiscal 2002				Fiscal 2001

Q2	Q1	Q4	Q3	Q2	Q1	Q4	Q3	Q2	Q1

(0.6)%	(5.1)%	(13.0)%	(13.2)%	(8.6)%	(2.7)%	1.9%	(0.4)%	(5.3)%	(6.8)%

The Company enacted price increases in the third and fourth quarters of fiscal 2001.  The first quarter of fiscal 2002 includes September 11, 2001.  In the third and fourth quarters of fiscal 2002, the Company was able to maintain its comparative cash flow level with declining sales by lowering operating costs.

The Company continues to seek additional opportunities to lower costs; however, continued declines in net same-store sales could reduce operating cash flow.  If more severe declines in cash flow were to develop without offsetting reductions in uses of cash, the Company's ability to maintain compliance with the financial performance covenants of the amended credit facility may be impaired.  In such an event, the lender would have the right to terminate the credit facility, accelerate the maturity of any outstanding obligation under that facility, and pursue foreclosure on assets pledged as collateral.

Existing Programs
In addition to the initiatives referred to in other sections of this report, listed below are a number of programs the Company launched after March 2001 that are intended to address the decline in total and same-store sales, while prudently managing costs and increasing overall profitability:

-	Food excellence;
-	Service excellence;
-	Labor efficiency and cost control;
-	Emphasis on value, including all-you-can-eat promotions;
-	Increased emphasis on employee training and development;
-	Targeted marketing, especially directed at families;
-	Closure of certain underperforming restaurants;
-	New concept conversions; and
-	Continued emphasis on in-house safety training, accident prevention, and claims management.

In the third quarter of fiscal 2003, the Company initiated a new two-year business plan that calls for the closure of approximately 50 underperforming restaurants, 30 of which are to occur by April 3, 2003.  Under the new plan, whereby approximately 140 locations will remain in operation, the primary focus will be on stores in the Texas markets.  At these locations, the existing programs mentioned above will continue to be emphasized.

Impairment
Statement of Financial Accounting Standards (SFAS) 144 requires the Company to review long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  The Company considers a history of operating losses or negative cash flows and unfavorable changes in market conditions to be its main indicators of potential impairment.  Assets are generally evaluated for impairment at the restaurant level.  If a restaurant does not meet its financial investment objectives or continues to incur negative cash flows or operating losses, an impairment charge may be recognized in future periods.  Also see The New Business Plan/Debt section under Liquidity and Capital Resources that discusses the Company's two-year business plan, which is expected to include impairment losses for assets that will be appropriately reduced to their net realizable values.  The plan was approved in the third quarter of fiscal 2003.

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

Income Taxes
The Company records the estimated future tax effects of temporary differences between the tax bases of assets and liabilities and amounts reported in the accompanying consolidated balance sheets, as well as operating loss and tax credit carry-backs and carry-forwards.  The Company periodically reviews the recoverability of tax assets recorded on the balance sheet and provides valuation allowances as management deems necessary.  Management makes judgments as to the interpretation of the tax laws that might be challenged upon an audit and cause changes to previous estimates of tax liability.  In addition, the Company operates within multiple taxing jurisdictions and is subject to audit in these jurisdictions.  In management's opinion, adequate provisions for income taxes have been made for all years.

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

Forward-Looking Statements
The Company wishes to caution readers that various factors could cause its actual financial and operational results to differ materially from those indicated by forward-looking statements made from time to time in news releases, reports, proxy statements, registration statements, and other written communications (including the preceding sections of this Management's Discussion and Analysis), as well as oral statements made from time to time by representatives of the Company.  Except for historical information, matters discussed in such oral and written communications are forward-looking statements that involve risks and uncertainties, including but not limited to general business conditions; the impact of competition; the success of operating initiatives; changes in the cost and supply of food, labor, and other operating expenses; the seasonality of the Company's business, taxes, inflation, and governmental regulations; and the cooperation of the Company's lenders and the availability of credit; as well as other risks and uncertainties disclosed in periodic reports on Form 10-K and Form 10-Q.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

The Company is exposed to market risk from changes in interest rates affecting its variable-rate debt.  As of February 12, 2003, $108.6 million was outstanding under its credit facility at prime plus 3.5%.  Additionally, the Company had $10 million in notes which bear interest at LIBOR plus 2%.  The total amount of debt subject to interest rate fluctuations was $118.6 million.  Assuming a consistent level of debt, a 1% change in interest rates effective from the beginning of the year would result in an increase or decrease in the year-to-date interest expense of $547,000 and annual interest expense of $1.2 million.  Although the Company is not currently using interest rate swaps, it has previously used and may in the future use these instruments to manage cash flow risk on a portion of its variable-rate debt.

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

During the 45 days prior to March 31, 2003, the Company carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-14.  The Company's President and CEO and the CFO participated and provided input into this process.  Based upon the foregoing, these senior officers concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company required to be included in the Company's Exchange Act reports.

There have been no significant changes in the Company's internal controls or in other factors which could significantly affect internal controls subsequent to the date the President and CEO and the CFO carried out their evaluation.

Part II - OTHER INFORMATION

Item 1.  Legal Proceedings

As reported in previous filings, a lawsuit was filed by two former Luby's assistant managers claiming violation of the Fair Labor Standards Act and the commission of certain fraudulent acts.  An agreement to resolve this matter has been made between the parties, and the judge has signed an order preliminarily approving the settlement of class claims, sending of notice, plan of allocation, attorney's fees and expenses, and conditionally granted final approval of same.

Item 3.  Defaults Upon Senior Securities

During the second quarter of fiscal 2003, the Company sought $80 million in replacement debt with a new third-party lender.  In a waiver and credit-facility amendment also completed in the second quarter, the current credit-facility lenders included requirements that the $80 million financing be completed by January 31, 2003.  Due to unacceptable changes in the terms of the new third-party financing, the new loan transaction could not be completed.  This resulted in a default in the credit facility and caused a cross-default in officer loans guaranteed by the Company and held by one of the financial institutions participating in the Company's credit facility.  The Company is not in default of either its normal periodic financial covenants or with interest payment requirements.  The bank group has formally reserved all of its rights and remedies associated with the credit facility, while the financial institution that funded the officer loans has requested that the Company repurchase the notes.  However, use of the Company's cash resources to acquire the notes cannot be completed without consultation with the entire bank group.  The Company is therefore working constructively with all members of the bank group in an effort to cure both defaults and satisfactorily meet lender expectations.

With the assistance of financial advisors, the Company's Board of Directors approved a new two-year business plan on March 29, 2003, that is intended to return the Company to profitability and reduce debt, while developing and implementing additional financing options acceptable to its current lenders.

Item 4.  Submission of Matters to a Vote of Security Holders
(a)	The 2003 annual meeting of shareholders of Luby's, Inc. was held on January 31, 2003.

(b)

The directors elected at the meeting were Jill Griffin, J.S.B. Jenkins, Joe McKinney, Harris J. Pappas, and Joanne Winik.  The other directors whose terms continued after the meeting are Judith B. Craven; Arthur R. Emerson; Roger R. Hemminghaus; Robert T. Herres; Frank Markantonis; Christopher J. Pappas; Gasper Mir, III; and Jim W. Woliver.

(c)

The matters voted upon at the meeting were (i) the election of five directors to serve until the 2006 Annual Meeting of Shareholders; (ii) the approval of the appointment of Ernst & Young LLP as independent auditors for the 2003 fiscal year; and (iii) to act upon one nonbinding shareholder proposal to declassify the election of directors.

(d)	With respect to the election of directors, the results of the voting were:

	Nominee	Shares Voted For	Shares Abstained	Broker Nonvotes

	Jill Griffin	17,935,255	2,450,963	0
	J.S.B. Jenkins	17,936,827	2,449,391	0
	Joe McKinney	17,936,595	2,449,623	0
	Harris J. Pappas	17,927,239	2,458,979	0
	Joanne Winik	17,523,736	2,862,483	0

(e)	With respect to the approval of the appointment of auditors, the results of the voting were:
	Shares voted "for"	20,049,700
	Shares voted "against"	258,938
	Shares abstaining	38,320
	Broker nonvotes	48,264

(f)	With respect to the nonbinding shareholder proposal to declassify the election of directors, the results were:
	Shares voted "for"	9,120,320
	Shares voted "against"	5,951,719
	Shares abstaining	379,189
	Broker nonvotes	4,940,994

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

11	Statement re computation of per share earnings.

99(a)	Corporate Governance Guidelines of Luby's, Inc., as amended March 5, 2003.

99(b)	Certifications by the CEO and the CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

LUBY'S, INC.
(Registrant)

Date: March 31, 2003	By:	/s/Christopher J. Pappas

Christopher J. Pappas
President and
Chief Executive Officer

Date: March 31, 2003	By:	/s/Ernest Pekmezaris

Ernest Pekmezaris
Senior Vice President and
Chief Financial Officer

Certification
Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

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

Date:	March 31, 2003

/s/Christopher J. Pappas

Christopher J. Pappas
President and
Chief Executive Officer

Certification

Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

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

Date:	March 31, 2003

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

11	Statement re computation of per share earnings.

99(a)	Corporate Governance Guidelines of Luby's, Inc., as amended March 5, 2003.

99(b)	Certifications by the CEO and the CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*Denotes management contract or compensatory plan or arrangement.