Form 10-Q
period 2003-05-07
LUBYS INC
filed 2003-06-19
CIK 16099

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 7, 2003, or

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

As of June 18, 2003, there were 26,456,296 shares of the registrant's Common Stock outstanding, which does not include 4,946,771 treasury shares.

Luby's, Inc.
Form 10-Q
Quarter ended May 7, 2003
Table of Contents

Additional Information
Additional Company information and access to Annual Reports and SEC filings can be obtained online free of charge at www.lubys.com.

Part I - FINANCIAL INFORMATION

Item 1.  Financial Statements

Luby's, Inc.
Consolidated Balance Sheets
(In thousands)

May 7,		August 28,
	2003	2002

	(unaudited)
ASSETS
Current Assets:
Cash	$3,530	$1,584
Short-term investments (see Note 3)	10,747	24,122
Trade accounts and other receivables	301	185
Food and supply inventories	1,892	2,197
Prepaid expenses	1,279	1,667
Income tax receivable	13,422	7,245
Deferred income taxes (see Note 4)	2,726	2,726

Total current assets	33,897	39,726
Property held for sale	41,030	8,144
Investments and other assets	304	4,642
Property, plant, and equipment - at cost, net (see Note 5)	226,151	289,967

Total assets	$301,382	$342,479

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$19,194	$19,077
Accrued expenses and other liabilities	18,726	21,735
Convertible subordinated notes, net - related party (see Note 6)	6,217	-
Credit-facility debt (see Note 6)	106,144	118,448

Total current liabilities	150,281	159,260
Convertible subordinated notes, net - related party (see Note 6)	-	5,883
Accrued claims and insurance	4,248	5,142
Deferred income taxes and other credits (see Note 4)	11,501	5,460
Reserve for restaurant closings (see Note 7)	2,246	3,114

Total liabilities	168,276	178,859

Commitments and contingencies (see Note 8)

SHAREHOLDERS' EQUITY
Common stock, $.32 par value, authorized 100,000,000 shares, issued 27,403,067 shares in fiscal 2003 and 2002	8,769	8,769
Paid-in capital	36,916	37,335
Deferred compensation	(1,082)	(1,989)
Retained earnings	193,566	225,062
Less cost of treasury shares, 4,946,771 and 4,970,024, in fiscal 2003 and 2002, respectively	(105,063)	(105,557)

Total shareholders' equity	133,106	163,620

Total liabilities and shareholders' equity	$301,382	$342,479

See accompanying notes

Luby's, Inc.
Consolidated Statements of Operations (unaudited)
(In thousands)

	Quarter Ended		Three Quarters Ended
	May 7,	May 8,	May 7,	May 8,
	2003	2002	2003	2002

	(84 days)	(84 days)	(252 days)	(250 days)
SALES	$78,206	$82,685	$234,311	$247,474

COSTS AND EXPENSES:
Cost of food	21,561	21,049	65,687	62,275
Payroll and related costs	22,249	24,700	68,721	80,482
Occupancy and other operating expenses	24,719	24,929	74,475	76,829
Depreciation and amortization	4,241	4,311	13,011	12,968
General and administrative expenses	6,226	4,693	16,916	15,362
Provision for asset impairments and restaurant closings (see Note 7)	4,057	128	4,032	216

	83,053	79,810	242,842	248,132

INCOME (LOSS) FROM OPERATIONS	(4,847)	2,875	(8,531)	(658)
Interest expense	(2,298)	(2,317)	(6,475)	(7,300)
Other income, net	1,007	166	5,370	917

Income (loss) before income taxes	(6,138)	724	(9,636)	(7,041)
Provision (benefit) for income taxes (see Note 4)	-	260	-	(2,307)

Income (loss) from continuing operations	(6,138)	$464	$(9,636)	$(4,734)
Discontinued operations, net of taxes	(18,852)	(638)	(21,860)	(2,947)

NET INCOME (LOSS)	(24,990)	(174)	(31,496)	(7,681)

Income (loss) per share - before discontinued operations - basic and assuming dilution	$(0.27)	$0.02	$(0.43)	$(0.21)
Income (loss) per share - from discontinued operations - basic and assuming dilution	$(0.84)	$(0.03)	$(0.97)	$(0.13)

Net income (loss) per share - basic and assuming dilution	$(1.11)	$(0.01)	$(1.40)	$(0.34)

See accompanying notes.

Luby's, Inc.
Consolidated Statements of Shareholders' Equity (unaudited)
(In thousands)

	Common Stock							Total

	Issued		Treasury		Paid-In	Deferred	Retained	Shareholders'

	Shares	Amount	Shares	Amount	Capital	Compensation	Earnings	Equity

BALANCE AT AUGUST 28, 2002	27,403	$8,769	(4,970)	$(105,557)	$37,335	$(1,989)	$225,062	$163,620
Net income (loss) for the year to date							(31,496)	(31,496)
Executive compensation expense						907		907
Common stock issued under nonemployee director benefit plans			23	494	(419)			75

BALANCE AT MAY 7, 2003	27,403	$8,769	(4,947)	$(105,063)	$36,916	$(1,082)	$193,566	$133,106

See accompanying notes.

Luby's, Inc.
Consolidated Statements of Cash Flows (unaudited)
(In thousands)

	Three Quarters Ended

May 7,		May 8,
2003		2002

(252 days)		(250 days)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(31,496)	$(7,681)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Provision for (reversal of) asset impairments - discontinued operations	15,990	-
Provision for (reversal of) asset impairments and restaurant closings	4,032	259
Depreciation and amortization - discontinued operations	1,487	1,919
Depreciation and amortization - continuing operations	13,011	12,968
Amortization of deferred loss on interest rate swaps	-	745
Amortization of discount on convertible subordinated notes	334	334
(Gain) loss on disposal of property held for sale	(3,222)	(110)
(Gain) loss on disposal of property, plant, and equipment	(1,842)	146
Noncash nonemployee directors' fees	75	188
Noncash executive compensation expense	907	905

Cash (used in) provided by operating activities before changes in operating assets and liabilities	(724)	9,673
Changes in operating assets and liabilities:
(Increase) decrease in trade accounts and other receivables	(116)	119
(Increase) decrease in food and supply inventories	305	290
(Increase) decrease in income tax receivable	(6,177)	(875)
(Increase) decrease in prepaid expenses	388	459
(Increase) decrease in other assets	40	253
Increase (decrease) in accounts payable	117	5,471
Increase (decrease) in accrued claims and insurance, accrued expenses, and other liabilities	(3,903)	(7,032)
Increase (decrease) in deferred income taxes and other credits	6,041	3,611
Increase (decrease) in reserve for restaurant closings	(61)	(1,614)

Net cash (used in) provided by operating activities	(4,090)	10,355

CASH FLOWS FROM INVESTING ACTIVITIES:
(Increase) decrease in short-term investments	13,375	(583)
Proceeds from disposal of property held for sale	6,916	1,093
Purchases of property, plant, and equipment	(7,377)	(8,477)
Proceeds from disposal of property, plant, and equipment	5,426	-

Net cash provided by (used in) investing activities	18,340	(7,967)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance (repayment) of debt, net	(12,304)	(1,056)
Proceeds received on the exercise of employee stock options	-	54

Net cash provided by (used in) financing activities	(12,304)	(1,002)

Net increase (decrease) in cash	1,946	1,386
Cash at beginning of period	1,584	4,099

Cash at end of period	$3,530	$5,485

See accompanying notes

Luby's, Inc.
Notes to Consolidated Financial Statements (unaudited)
May 7, 2003

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

These financial statements should be read in conjunction with the consolidated financial statements and footnotes included in Luby's Annual Report on Form 10-K for the year ended August 28, 2002.  Except for the first quarter of fiscal 2003 adoption of Statement of Financial Accounting Standards (SFAS) 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," and SFAS 146, "Accounting for Costs Associated with Exit or Disposal Activities," as discussed in Note 7 below, the accounting policies used in preparing these consolidated financial statements are the same as those described in Luby's Annual Report on Form 10-K.

Note 2.  Accounting Period Change

Beginning with the 2002 fiscal year, the Company changed its accounting intervals from 12 calendar months to 13 four-week periods.  To properly accommodate this change, the first period in fiscal 2002 began September 1, 2001, and covered 26 days; subsequent periods covered 28 days.  The first, second, third, and fourth quarters of fiscal year 2002 included 82, 84, 84, and 112 days, respectively.  Fiscal year 2003 and most years going forward will be 364 days in length, comparatively, with the first, second, and third quarters covering 84 days each, and the last quarter covering 112.

Note 3.  Short-Term Investments

The Company's balance in short-term investments was $10.7 million and $24.1 million as of May 7, 2003, and August 28, 2002, respectively.  As of both period-ends, cash resources were invested in money-market funds and time deposits.  As of May 7, 2003, approximately $1.1 million of the Company's short-term investments was also pledged as collateral for two separate letters of credit.

Note 4.  Income Tax

The Company increased its income tax receivable from $7.2 million to $13.4 million as of February 12, 2003, and May 7, 2003, respectively.  The increase was based upon recently completed analyses that reassessed previously assigned asset tax lives.  These analyses were done through a detailed cost segregation study.  The Company received the entire tax refund shortly after the end of the 2003 third quarter.

Following is a summarization of deferred income tax assets and liabilities as of the current quarter and the prior fiscal year:

May 7,		August 28,
2003		2002

(In thousands)
Net deferred long-term income tax liability and other credits	$(11,501)	$(5,460)
Other credits	1,517	1,653

Net deferred long-term income tax liability	(9,984)	(3,807)
Net deferred short-term income tax asset	2,726	2,726

Net deferred income tax liability	$(7,258)	$(1,081)

The tax effect of temporary differences results in the following deferred income tax assets and liabilities as of the current quarter and the prior fiscal year:

May 7,		August 28,
2003		2002

(In thousands)
Deferred tax assets:
Workers' compensation, employee injury, and general liability claims	$3,041	$3,501
Deferred compensation	2,068	1,806
Asset impairments and restaurant closure reserves	23,313	19,243
Net operating losses	6,400	-

Subtotal	34,822	24,550
Valuation allowance	(10,846)	-

Total deferred tax assets	23,976	24,550

Deferred tax liabilities:
Depreciation and amortization	29,078	23,650
Other	2,156	1,981

Total deferred tax liabilities	31,234	25,631

Net deferred tax liability	$(7,258)	$(1,081)

The reconciliation of the benefit for income taxes to the expected income tax benefit computed using the statutory tax rate is as follows:

	Quarter Ended				Three Quarters Ended
	May 7, 2003		May 8, 2002		May 7, 2003		May 8, 2002

	Amount	%	Amount	%	Amount	%	Amount	%

	(In thousands and as a percent of pretax income)
Normally expected income tax benefit	$(8,746)	(35.0)%	$(90)	(35.0)%	$(11,023)	(35.0)%	$(4,051)	(35.0)%
State income taxes	-	-	-	-	-	-	-	-
Jobs tax credits	(50)	(0.2)	(122)	(47.5)	(151)	(0.5)	(313)	(2.7)
Other differences	108	0.4	129	50.2	328	1.1	470	4.1
Valuation allowance	8,688	34.8	-	-	10,846	34.4	-	-

	$-	-%	$(83)	(32.3)	$-	-%	$(3,894)	(33.6)%

The Company generated an operating loss carry-forward of approximately $18.3 million for the three quarters ended May 7, 2003.  The tax benefit for book purposes of $10.8 million was netted against a valuation allowance because loss carry-backs were exhausted with the fiscal 2002 tax filing, making the realization of loss carry-forward utilization uncertain.

The Company's tax years 2001 and 2002 are currently under examination by the Internal Revenue Service.  Management believes that adequate provisions for income taxes have been reflected in the financial statements and is not aware of any significant exposure items.

Note 5.  Property, Plant, and Equipment

The cost and accumulated depreciation and amortization of property, plant, and equipment at May 7, 2003, and August 28, 2002, together with the related estimated useful lives used in computing depreciation and amortization, were as follows:

	May 7,	August 28,	Estimated
	2003	2002	Useful Lives

	(In thousands)
Land	$55,813	$73,664	-
Restaurant equipment and furnishings	109,885	138,846	3 to 15 years
Buildings	196,332	236,806	20 to 40 years
Leasehold and leasehold improvements	21,989	33,107	Term of leases
Office furniture and equipment	12,420	12,330	5 to 10 years
Transportation equipment	707	811	5 years

	397,146	495,564
Less accumulated depreciation and amortization	(170,995)	(205,597)

	$226,151	$289,967

Note 6.  Debt

Credit-Facility Debt
At August 28, 2002, the Company had a credit-facility balance of $118.4 million with the bank group (a syndicate of four banks).   In accordance with provisions of that credit facility, the Company paid the outstanding balance down by $12.3 million during the first three quarters of fiscal 2003 from proceeds received from the sale of real and personal property.  As a result, the balance was lowered to $106.1 million at the end of the third quarter of fiscal 2003.  The interest rate was prime plus 3.5% and prime plus 1.5% at May 7, 2003, and August 28, 2002, respectively.  In the fourth quarter, the Company was notified that the interest rate on the credit facility was increased from prime plus 3.5% to the full default rate of prime plus 4.0%.  The Company is current on all interest payments due under the credit facility.

In the second quarter of fiscal 2003, the Company executed a commitment letter with a third-party lender for an $80 million loan.  Its purpose was to replace that amount of debt in the existing credit facility.  The bank group of the credit facility amended its agreement with the Company to require that all the funds provided by the prospective lender be used to pay down the current senior debt.

Subsequently, the Company did not finalize an agreement with the third-party lender because of unacceptable changes in the structure of the proposed loan.  Consequently, the Company was in default under the existing credit facility as of January 31, 2003, not as a result of noncompliance with financial performance covenants, but because the replacement financing could not be finalized.

As of May 7, 2003, $229.5 million of the Company's total book value, or 76.1% of its total assets, including the Company's owned real estate, improvements, equipment, and fixtures, was pledged as collateral under the credit facility.  Although the current lenders have reserved all rights and remedies they have in connection with the January 31, 2003, default - including the right to demand immediate repayment of the entire outstanding balance or the right to pursue foreclosure on the assets pledged as collateral - they have not announced any intention to take such action.

Management actively communicated with the bank group while developing a new two-year business plan focused on returning the Company to profitability.  During the quarter, the Company also engaged the financial advisory firms of Morgan Joseph & Co. and ING Capital LLC ("Morgan-ING") to review the new business plan and assist in coordinating its implementation with the group that holds the Company's senior debt.  The Morgan-ING team may also assist the Company in exploring additional financing options that add value to the new business plan.

After thorough review of several strategic alternatives - including the proposed new business plan - and after consultation with the Morgan-ING advisors, the Company's Board of Directors approved the plan on March 29, 2003.  Subsequent to Board approval, management initiated immediate implementation of the plan.  Specifically, the plan calls for closure of approximately 50 of the Company's operating stores.  In cases where those properties are owned by the Company, the proceeds from the sale of the properties will be used to pay down bank debt under the existing agreement.  The first 31 of those 50 restaurants were closed by the end of the third quarter.  Most of the remaining locations are leased units that will close as soon as commercially feasible after negotiations with landlords or at the end of lease terms that expire in the near future.

With the assistance of its financial advisors, the Company continues to have constructive discussions with its credit-facility lenders.  In the meantime, the Company is focused on day-to-day operations and the implementation of its new strategic plan.  Initially, cash resources may be reduced under the new plan, especially relative to lease settlements and termination costs.  The Company intends to use the funds from its fiscal 2002 federal income tax refund of $13.4 million to support cost requirements associated with the plan.

The credit agreement includes a provision for the issuance of letters of credit in the amount of $1.2 million.  There is no room to borrow additional funds under the current debt agreement.

Subordinated Debt
On March 9, 2001, the Company's CEO and COO, Christopher J. Pappas and Harris J. Pappas, respectively, committed to lending the Company a total of $10 million in exchange for convertible subordinated notes that were funded in the fourth quarter of fiscal 2001.  The notes, as formally executed, bore interest at LIBOR plus 2%, payable quarterly.

The subordinated notes include a cross-default provision that is tied to the Company's credit facility.  The Company was notified of the declared default by the note holders just after the current quarter-end.  Also pursuant to the terms of the note, it was determined that the quarterly interest payment made effective March 1, 2003, could not be retained by the note holders, who in turn have forwarded the payment of approximately $84,000 to the bank group.  That amount was applied to the principal of the credit facility after the end of the third quarter.  Furthermore, no principal or interest payments may be made to the subordinated note holders while the credit-facility debt is in default.  This restriction in turn caused a second default.  Effective May 20, 2003, the notes bear interest at 10% per year, and the note holders have reserved all of their rights and remedies associated with the debt.  Even if the Company's performance covenants are cured under the senior credit facility, continuation of the default with respect to the subordinated notes will continue to result in a default on the senior indebtedness under existing cross-default provisions.

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

Through the end of the third quarter, the conversion feature was amortized over the ten-year term of the notes.  The carrying value of the notes at May 7, 2003, net of the unamortized discount, was approximately $6.2 million.  The comparative carrying value of the notes at August 28, 2002, was approximately $5.9 million.

The subordinated note default that occurred after the end of the third quarter triggered an acceleration of the discount amortization over the remaining term of the senior debt, which is currently set to mature in October 2004.  That shorter amortization time frame was determined to be appropriate as the notes are subordinate to the credit facility and, accordingly, no payoff of those notes could occur before the debt of the senior creditors is addressed.

Note 7.  Impairment of Long-Lived Assets and Store Closings / Discontinued Operations

Fiscal 2003 Year-to-Date
In August 2001, the FASB issued SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations for a Disposal of a Segment of a Business."  SFAS 144 establishes a single accounting model for long-lived assets to be disposed of by sales and broadens the presentation of discontinued operations to include more disposal transactions.  The Company adopted SFAS 144 in the first quarter of fiscal 2003, as required.

In the quarter ended May 7, 2003, the Company finalized and began implementing a two-year business plan, which calls for closure of approximately 50 of the Company's operating stores.  In cases where those properties are owned by the Company, the proceeds from the sale of the properties will be used to pay down bank debt under the existing agreement.  In cases where the properties are leased, the Company will either pursue lease settlement negotiations or it will allow lease terms to expire in the near future, where applicable.  Most lease settlement negotiations are expected to be completed by the end of the fiscal year.

Of the 50 stores identified in the two-year business plan, approximately 31 have been closed as of May 7, 2003. Included in discontinued operations for the quarter and three quarters ended May 7, 2003, are noncash impairment charges of approximately $16 million.  As of the current quarter-end, the Company had not sold any stores.  The operating results of these 31 closed stores for all periods presented have been reclassified and reported as discontinued operations.  SFAS 144 does not permit reclassifying the operating results of cafeterias closed before fiscal 2003 to discontinued operations. Following are the sales and pretax losses reported in discontinued operations for the 31 closed stores:

	Quarter Ended		Three Quarters Ended
	May 7,	May 8,	May 7,	May 8,
	2003	2002	2003	2002

	(84 days)	(84 days)	(252 days)	(250 days)
Sales	$ 5,534	$10,384	$ 25,920	$32,047
Pretax losses - including third quarter noncash impairments	(18,852)	(981)	(21,860)	(4,534)

The impairment charges noted above relate to properties closed and designated for immediate disposal.  The assets of these individual operating units have been written down to their net realizable values and are being actively marketed for sale.  All dispositions are expected to be completed within one year.  Within discontinued operations, the Company also recorded expenditures related to fiscal year-to-date net operating results of the closed units, employee terminations, lease settlements, and basic carrying costs in the interim while the properties are being marketed and sold.

During the quarter ended May 7, 2003, the Company also incurred impairment charges of approximately $4.5 million, which were included in continuing operations.  These charges related primarily to leased properties designated for closure under the new business plan that did not meet the property held for sale criteria under SFAS 144, as the units are currently in operation and will remain open during initial lease negotiations.  The impairments were computed based upon discounted cash flow models that were consistent with those used in prior years.

Per SFAS 146, disposal and exit costs cannot be accrued before they are actually incurred.  Consequently, no reserve has been recorded for the new business plan.

Fiscal 2001 Reserve for Restaurant Closings
The reserve for store closures balance as of May 7, 2003, relates to the 2001 asset disposal plan.   The impairments charged to operations in accordance with the new business plan as explained above were reduced by approximately $500,000 in 2001 reserve reductions.  These reductions related primarily to lease settlement costs that were more favorable than originally estimated in fiscal 2001.

With the exception of certain lease settlements, it is anticipated that all material cash outlays required for the store closings planned as of August 31, 2001, will be made prior to the end of fiscal 2003.  The following is a summary of activity for the three quarters ended May 7, 2003, for amounts recognized as accrued expenses together with cash payments made against such accruals under the fiscal year 2001 plan:

	Reserve

	Lease
	Settlement	Other	Total
	Costs	Exit Costs	Reserve

	(In thousands)

As of August 28, 2002	$2,977	$137	$3,114
Additions (reductions)	(651)	19	(632)
Cash payments	(151)	(85)	(236)

As of May 7, 2003	$2,175	$71	$2,246

Note 8.  Commitments and Contingencies

Officer Loans
In fiscal 1999, the Company guaranteed loans of approximately $1.9 million related to purchases of Luby's stock by various officers of the Company pursuant to the terms of a shareholder-approved plan.  Under the officer loan program, shares were purchased and funding was obtained from JPMorgan Chase Bank, one of the four members of the bank group that participate in the Company's credit facility.  Per the original terms of the agreement, these instruments only required annual interest to be paid by the individual note holders, and the entire principal balance was due at maturity in fiscal 2004.

As of both May 7, 2003, and May 8, 2002, the notes had an outstanding balance of approximately $1.6 million.  The Company received notice from JPMorgan Chase Bank that the underlying guarantee on these loans includes a cross-default provision; consequently, the January 31, 2003, default in the Company's credit facility led to a default in the officer loans.  JPMorgan Chase Bank requested that the Company repurchase the notes; however, such action cannot be completed without consultation with the entire bank group.  The Company is therefore working constructively with all members of the bank group in an effort to cure both defaults and satisfactorily meet lender expectations.

In the event of individual note holder default, the Company could purchase the loans from JPMorgan Chase Bank, become holder of the notes, record the receivables, and pursue collection.  The purchased Company stock has been and can be used by borrowers to satisfy a portion of their loan obligation.  As of May 7, 2003, based on the market price on that day, approximately $198,000, or 12.4% of the note balances, could have been covered by stock, while approximately $1.4 million, or 87.6%, would have remained outstanding.

Pending Claims
The Company is presently, and from time to time, subject to pending claims and lawsuits arising in the ordinary course of business.  In the opinion of management, the resolution of all pending legal proceedings will not have a material adverse effect on the Company's operations or consolidated financial position.

Note 9.  Related Parties

Affiliate Services
The CEO and COO of the Company, Christopher J. Pappas and Harris J. Pappas, respectively, own two restaurant entities that may provide services to Luby's, Inc. as detailed in the Affiliate Services Agreement and the Master Sales Agreement.  Under the terms of the Affiliate Services Agreement, the Pappas entities may provide accounting, architectural, and general business services.  In the current fiscal year, no costs were incurred under the Affiliate Services Agreement.  Under the terms of the Master Sales Agreement, the Pappas entities may provide specialized (customized) equipment fabrication and basic equipment maintenance, including stainless steel stoves, shelving, rolling carts, and chef tables.  The total cost under the Master Sales Agreement of the custom-fabricated and refurbished equipment for the first three quarters of fiscal 2003 and 2002 was approximately $174,000 and $438,000, respectively.  As of the report date, all amounts charged under the agreements through May 7, 2003, have been paid.

Operating Leases
In a separate contract from the Affiliate Services Agreement and the Master Sales Agreement, the Company entered into a three-year lease which commenced on June 1, 2001, and ends May 31, 2004.  The leased property is used to accommodate the Company's own in-house repair and fabrication center.  The amount paid by the Company pursuant to the terms of this lease was approximately $59,000 for each of the three quarters ended May 7, 2003, and May 8, 2002.

In another separate contract, pursuant to the terms of a ground lease dated March 25, 1994, the Company paid rent to PHCG Investments for a Luby's restaurant the Company operated in Dallas, Texas, until it was closed early in the third quarter of fiscal 2003.  Christopher J. Pappas and Harris J. Pappas are general partners of PHCG Investments.  Relative to this lease, the Company entered into a termination agreement with a third party unaffiliated with the Pappas entities to sever its interest in the PHCG property in exchange for a payment of cash, the right to remove fixtures and equipment from the premises, and the release of any future obligations under the lease agreement now owned by PHCG Investments.  The closing of the transaction was completed during the third quarter, resulting in a gain of $735,000, while the gross proceeds were used to pay down debt.  No rent was paid by the Company to PHCG Investments in the current quarter; however, rent paid for the third quarter of fiscal 2002 was approximately $21,000.

Rents paid for both the repair center and Dallas property leases combined represent 2.0% of total rents paid by the Company for the three quarters ended May 7, 2003.

Subordinated Debt
As described in Note 6 in the section entitled "Subordinated Debt," the CEO and the COO loaned the Company a total of $10 million in the form of convertible subordinated notes to support the Company's future operating cash needs. The entire balance was outstanding and classified as current as of May 7, 2003.  The debt is reported net of a discount.

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

Paulette Gerukos, the Company's Director of Human Resources, is the sister-in-law of Harris J. Pappas, the Chief Operating Officer.

Note 10.  New Accounting Pronouncements

SFAS 145 rescinded SFAS 4, "Reporting Gains and Losses from Extinguishment of Debt."  SFAS 145 became effective for the Company in fiscal 2003 and required that debt extinguishments meet the specific criteria of APB 30 to be classified as extraordinary.  The Company does not have recently extinguished debt.  Future relative changes in the Company's financing decisions will be thoroughly analyzed if they present themselves in the future.

The FASB issued SFAS 143, "Accounting for Asset Retirement Obligations," which addressed financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs.  This SFAS became effective for financial statements issued for fiscal years after June 15, 2002.  The standard applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and/or normal use of the asset.  The Company has evaluated each of its leases and properties and does not believe any retirement obligations exist.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results
               of Operations

Management's discussion and analysis of financial condition and results of operations should be read in conjunction with the consolidated financial statements and footnotes for the three quarters ended May 7, 2003, and the audited financial statements filed on Form 10-K for the fiscal year ended August 28, 2002.

Overview
As of May 7, 2003, the Company operated 161 restaurants under the "Luby's" name.  These establishments are located in close proximity to retail centers, business developments, and residential areas throughout ten states (two in Arizona, four in Arkansas, one in Florida, two in Louisiana, two in Mississippi, two in Missouri, one in New Mexico, four in Oklahoma, four in Tennessee, and 139 in Texas).  Of the 161 restaurants, 100 are at locations owned by the Company and 61 are on leased premises.  Additionally, two of the restaurants primarily serve seafood, one is a steak buffet, 26 are full-time all-you-can-eat concepts, and 132 are traditional cafeterias.  For additional information concerning Company restaurants, also see Debt / The New Business Plan under the Liquidity and Capital Resources section below.

RESULTS OF OPERATIONS

Quarter ended May 7, 2003, compared to the quarter ended May 8, 2002
Sales decreased $4.5 million, or 5.4%, in the third quarter of fiscal 2003 compared to the third quarter of fiscal 2002.  Of the total decline, $2.8 million was due to the closure of eight restaurants since February 13, 2002, and $2.5 million was due to a 3.2% decrease in same-store sales.  These contributors to the total decline were offset by the opening of three restaurants since January 2002, which accounted for $782,000 in sales.

Cost of food increased $512,000, or 2.4%, and as a percentage of sales increased from 25.5% to 27.6% in the current quarter in comparison with the same period last year.  The increase in food cost was related primarily to efforts to implement value offerings for the customer.  This increase in food cost was a planned part of the Company's strategy aimed at increasing value while maintaining quality.  Upward pressure on beef pricing has negatively impacted food cost.  Fresh produce pricing has also been negatively impacted by very unpredictable weather and higher transportation costs due to the higher cost of diesel fuel.

Payroll and related costs decreased $2.5 million, or 9.9%, and as a percentage of sales decreased from 29.9% last year to 28.4% in the current quarter.  The total reduction was due to store closures and improved labor deployments and efficiencies resulting from various Company initiatives to reduce labor costs.  In general, the Company continues to monitor its labor costs in an effort to find the most efficient method of using store personnel without sacrificing quality of food or service.

Occupancy and other operating expenses decreased $210,000, or 0.8% over last year.  Several factors contributed to this fluctuation.  Food-to-go packaging costs further declined due to less expensive packaging.  Net repairs and maintenance costs decreased primarily due to increased efficiencies from the Company's in-house repair program as provided by its in-house service center.  These decreases were partially offset by higher utility costs, which increased principally due to increased gas commodity prices and usage.

Depreciation and amortization expense was approximately equal to the prior year, with only a slight decrease of $70,000, or 1.6%.

General and administrative expenses increased $1.5 million, or 32.7%, over the prior year.  The increase, in part, was attributable to an increase of approximately $975,000 in professional and consulting fees that flowed from two specific events.  First, the Company conducted a fixed-asset cost segregation study related to tax depreciation.  Second, the Company paid fees to outside consultants assisting in the continued negotiations with the Company's bank group.  There was also a one-time credit in officer life insurance in the third quarter of 2002 totaling $216,000.  Excluding those items, the Company showed higher year-over-year general and administrative expenses because of the increased investment in personnel to improve the Company's labor and food cost and facilities management.

The provision for asset impairments and restaurant closings increased by $3.9 million primarily due to discounted cash flow impairments on various locations which will be closed as part of the Company's two-year business plan.

Interest expense was approximately equal to the prior year, with only a slight decrease of $19,000, or 0.8%, due primarily to fully exhausted amortization of the loss of interest rate swaps and payment reductions in the line of credit.  These factors were closely offset by a two percent increase in the effective interest rate on outstanding debt.

Other income increased by $841,000 primarily due to gains on the sale of assets, which reflected the sale of a previously closed store.

The income tax benefit decreased by $260,000.  While loss carry-backs are no longer available, the Company could use certain existing assets in a tax strategy that would support the recording of an estimated tax benefit in the current quarter.  However, estimated tax benefits were not recorded because loss carry-forward utilization is not certain.

Discontinued operations increased by $18.2 million principally due to approximately $16 million in noncash impairments and carrying costs incurred on various locations closed as part of the Company's two-year business plan implemented in the current year.  Also see the discussion below entitled Debt / The New Business Plan.

The Company had a reserve for restaurant closings of $2.2 million and $3.1 million at May 7, 2003, and August 28, 2002, respectively.  Excluding certain lease termination settlements, it is anticipated that all material cash outlays required for the store closings planned as of August 31, 2001, will be made prior to the end of fiscal 2003.

Three quarters ended May 7, 2003, compared to the three quarters ended May 8, 2002
Sales decreased $13.2 million, or 5.3%, for the first three quarters of fiscal 2003 compared to the first three quarters of fiscal 2002.  Of the total decline, $9.5 million was due to the closure of 8 restaurants since August 31, 2001, and $8.0 million was due to a 3.4% decrease in same-store sales.  These decreases were offset by the positive impact of two additional days of sales of $2.2 million and the opening of three restaurants since August 31, 2001, that accounted for $2.1 million in sales.

Cost of food increased $3.4 million, or 5.5%, and as a percentage of sales increased from 25.2% to 28.0% for the first three quarters of fiscal 2003 in comparison with the same period last year.  This increase in food cost was a planned part of a Company strategy aimed at increasing value to the customer.

Payroll and related costs decreased $11.8 million, or 14.6%, and as a percentage of sales decreased from 32.5% to 29.3%.  The decrease was due primarily to the Company's continued operational focus on labor efficiencies coupled with lower workers' compensation expense in the first three quarters of fiscal 2003.  Of the total reduction, $9.5 million was due to store closures and improved labor deployments and efficiencies resulting from various Company initiatives to reduce labor costs.  An additional $2.3 million of the total decline was due to lower workers' compensation costs resulting from the new in-house training and safety programs.

Occupancy and other operating expenses decreased $2.4 million, or 3.1% over the prior year.  Several factors contributed to this fluctuation.  Food-to-go packaging costs further declined due to less expensive packaging.  Net repairs and maintenance costs decreased primarily due to increased efficiencies from the Company's in-house repair program as provided by its in-house service center.  Utility costs decreased principally due to lower commodity prices for electricity.  These decreases were partially offset by property/employee insurance, which increased principally due to premium increases for owned properties coupled with pass-through insurance adjustments from landlords of leased properties.

Depreciation and amortization expense was approximately equal to the prior year, with only a slight increase of $43,000, or 0.3%.

General and administrative expenses increased $1.6 million, or 10.1%.  Several factors contributed to this increase.  Professional costs increased principally due to costs associated with a fixed-asset cost segregation study related to tax depreciation.  There was also a one-time credit in officer life insurance in the third quarter of 2002 totaling $216,000.  Excluding those items, the Company showed higher year-over-year general and administrative expenses because of the increased investment in personnel to improve its labor and food cost and facilities management.

The provision for asset impairments and restaurant closings as charged to continuing operations increased by $3.8 million primarily due to discounted cash flow impairments on various locations which will be closed as part of the Company's two-year business plan.

Interest expense decreased $825,000, or 11.3%, primarily due to the payoff of the loans on surrendered officers' life insurance policies, fully exhausted amortization of the loss of interest rate swaps, and payment reductions in the line of credit.  These factors were partially offset by amortization of amendment fees for the credit facility.

Other income increased by $4.5 million primarily due to gains on the sales of assets, which reflect the sale of six previously closed stores.  These gains were partially offset by a loan commitment fee expensed in fiscal 2003.

The income tax benefit decreased by $2.3 million.  While loss carry-backs are no longer available, the Company could use certain existing assets in a tax strategy that would support the recording of an estimated tax benefit in the current quarter.  However, one was not recorded because loss carry-forward utilization is not certain.

Discontinued operations increased by $18.9 million principally due to approximately $16 million in noncash impairments and carrying costs incurred on various locations closed as part of the Company's two-year business plan.  Also see the discussion below entitled Debt / The New Business Plan.

EBITDA

The Company's operating performance is evaluated using several measures.  One of those measures, EBITDA, which is derived from the Income (Loss) From Operations GAAP measurement, is used by the senior creditors and executive management in assessing liquidity because it eliminates certain noncash charges.  EBITDA decreased by $4.0 million for the first three quarters of fiscal 2003 in comparison with the same period of the prior fiscal year.

	Quarter Ended		Three Quarters Ended
	May 7,	May 8,	May 7,	May 8,
	2003	2002	2003	2002

	(84 days)	(84 days)	(252 days)	(250 days)
	(In thousands)

Income (loss) from operations	$(4,847)	$2,875	$(8,531)	$(658)
Less excluded items:
Provision for asset impairments and restaurant closings	4,057	128	4,032	216
Depreciation and amortization	4,241	4,311	13,011	12,968
Noncash executive compensation expense	302	304	907	905

EBITDA	$3,753	$7,618	$9,419	$13,431

The Company defines EBITDA as income from operations before interest, taxes, depreciation and amortization, provision for impairments, and the noncash portion of the CEO's and the COO's stock option compensation.  While the Company and many in the financial community consider EBITDA to be an important measure of operating performance, it should be considered in addition to, but not as a substitute for or superior to, other measures of financial performance prepared in accordance with accounting principles generally accepted in the United States, such as operating income and net income.  In addition, the Company's definition of EBITDA is not necessarily comparable to similarly titled measures reported by other companies.

LIQUIDITY AND CAPITAL RESOURCES

Cash and Working Capital
Cash increased by $1.9 million from the end of the preceding fiscal year to May 7, 2003, primarily due to transfers from short-term investments to meet normal operational needs and initial requirements of the new business plan.

Excluding the reclassification of the credit-facility balance and subordinated notes as explained in Debt / The New Business Plan section below, the Company had a working capital deficit of $4.0 million at May 7, 2003, in comparison to a working capital deficit of $1.1 million at August 28, 2002.  The increase in the deficit was primarily attributable to a reduction in short-term investments that was principally due to transfers to cash to meet normal operational needs and initial requirements of the new business plan.

Capital expenditures for fiscal 2003 are expected to approximate $13 million.  Management continues to focus on improving the appearance, functionality, and sales at existing restaurants.  These efforts also include, where feasible, remodeling certain locations to other dining concepts.  The new dining themes for two planned remodels in fiscal 2003 are still under consideration.

Debt / The New Business Plan
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

Management soon recognized the need to arrange long-term financing that would better match long-term assets with the existing debt.  Accordingly, early in the second quarter of fiscal 2003, the Company executed a commitment letter with a third-party lender for an $80 million loan to replace that amount of debt in the existing credit facility.  Simultaneously, when the current bank group provided a waiver and amendment, it also added a stipulation that required the new $80 million financing be completed and funded by January 31, 2003.  However, the Company was unable to finalize the new financing arrangement because of changes in the proposed agreement terms that were not in its best interest.  This led to a default under the credit facility that the Company is currently focused on rectifying.  Even though the lack of replacement financing caused a default, the Company was in compliance with its financial performance covenants at the end of the quarter and no default in interest payments has occurred as of the report date.  As of June 18, 2003, the existing bank group has taken no action other than to notify the Company that it reserves all rights and remedies they may have.

Management actively communicated with the credit-facility bank group, while working on its new two-year business plan that is focused on returning the Company to profitability.  The Company also engaged the financial advisory firms of Morgan Joseph & Co. and ING Capital LLC ("Morgan-ING") to review the new business plan and assist in coordinating its implementation.  The Morgan-ING team may also assist the Company in exploring additional financing options that add value to the new business plan.

After thorough review of several strategic alternatives - including the proposed new business plan - and after consultation with the Morgan-ING advisors, the Company's Board of Directors approved the plan on March 29, 2003.  Subsequent to Board approval, management initiated immediate implementation of the plan.  Specifically, it calls for closure of approximately 50 of the Company's operating stores.  In cases where those properties are owned by the Company, the proceeds from the sale of the properties are to be used to pay down bank debt under the existing agreement.  The first 31 of those 50 restaurants closed by the end of the third quarter.  Most of the remaining locations are leased units that will close as soon as commercially feasible after negotiations with landlords or at the end of lease terms that expire in the near future.

With the assistance of Morgan-ING, the Company continues to have constructive discussions with its credit-facility lenders.  In the meantime, the Company is focused on day-to-day operations and the implementation of its new strategic plan.  Initially, cash resources have been reduced under the new plan, especially relative to lease settlements and termination costs.  The funds from the Company's fiscal 2002 federal income tax refund of $13.4 million are available to support cost requirements associated with the plan.

Over a time span starting in the third quarter of fiscal 2003 through the fourth quarter of fiscal 2004, the Company expects to report net losses from discontinued operations, including charges to the provision for impairment and store closures due to its decision to close the locations specified in the new business plan.  The total incremental costs over this time frame has been estimated at $27 million.  The timing and actual total may differ from this amount as plan specifics are finalized and completely implemented.

Through the third quarter of fiscal 2003, the Company recorded noncash impairment charges of approximately $16 million, which were included in discontinued operations.  These charges related to properties closed and designated for immediate disposal.  The assets of these individual operating units have been written down to their net realizable values and are being actively marketed for sale.  Within discontinued operations, the Company also recorded expenditures related to fiscal year-to-date net operating results of the closed units, employee terminations, lease settlements, and basic carrying costs in the interim while the properties are being marketed and sold.

The Company also incurred approximately $4.5 million in impairment costs that were charged to continuing operations.  That amount primarily reflects impairments on properties designated for closure under the new business plan; however, the units are still in operation.  These properties are primarily lease locations that are remaining open during initial lease negotiations.  The impairments were computed with the aid of discounted cash flow models that are consistent with those used in prior years.

The reserve for store closures balance as of May 7, 2003, relates to the 2001 asset disposal plan.  The impairments charged to operations were reduced by approximately $500,000, related primarily to lease settlement costs that were more favorable than originally estimated in fiscal 2001.

Credit-Facility Debt
At August 28, 2002, the Company had a credit-facility balance of $118.4 million with the bank group (a syndicate of four banks).   In accordance with provisions of that credit facility, the Company paid the outstanding balance down by $12.3 million from proceeds received from the sale of real and personal property.  As a result, the balance was lowered to $106.1 million at the end of the third quarter of fiscal 2003.  The interest rate was prime plus 3.5% and prime plus 1.5% at May 7, 2003, and August 28, 2002, respectively.  In the fourth quarter, the Company was notified that the interest rate on the credit facility was increased from prime plus 3.5% to the full default rate of prime plus 4.0%.  The Company is current on all interest payments due under the credit facility.

As of May 7, 2003, $229.5 million of the Company's total book value, or 76.1% of its total assets, including the Company's owned real estate, improvements, equipment, and fixtures, was pledged as collateral under the credit facility.  Although the current lenders have reserved all rights and remedies they may have as a result of the January 31, 2003, default - including the right to demand immediate repayment of the entire outstanding balance or the right to pursue foreclosure on the assets pledged as collateral - they have not announced any intention to take such action.  (Also see the Debt / The New Business Plan section above.)

The credit agreement includes a provision for the issuance of letters of credit in the amount of $1.2 million.  There is no room to borrow additional funds under the current debt agreement.

Subordinated Debt
On March 9, 2001, the Company's CEO and COO, Christopher J. Pappas and Harris J. Pappas, respectively, committed to lending the Company a total of $10 million in exchange for convertible subordinated notes that were funded in the fourth quarter of fiscal 2001.  The notes, as formally executed, bore interest at LIBOR plus 2%, payable quarterly.

The subordinated notes include a cross-default provision that is tied to the Company's credit facility.  The Company was notified of the declared default by the note holders just after the current quarter-end.  Also pursuant to the terms of the note, it was determined that the quarterly interest payment made effective March 1, 2003, could not be retained by the note holders, who in turn have forwarded the payment of approximately $84,000 to the bank group.  That amount was applied to the principal of the credit facility after the end of the third quarter.  Furthermore, no principal or interest payments may be made to the subordinated note holders while the credit-facility debt is in default.  This restriction in turn caused a second default.  Effective May 20, 2003, the notes bear interest at 10% per year, and the note holders have reserved all of their rights and remedies associated with the debt.  Even if the Company's performance covenants are cured under the senior credit facility, continuation of the default with respect to the subordinated notes will continue to result in a default on the senior indebtedness under existing cross-default provisions.

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

Through the end of the third quarter, the conversion feature was amortized over the ten-year term of the notes.  The carrying value of the notes at May 7, 2003, net of the unamortized discount, was approximately $6.2 million.  The comparative carrying value of the notes at August 28, 2002, was approximately $5.9 million.

The subordinated note default that occurred after the end of the third quarter triggered an acceleration of the discount amortization over the remaining term of the senior debt, which is currently set to mature in October 2004.  That shorter amortization time frame was determined to be appropriate as the notes are subordinate to the credit facility and, accordingly, no payoff of those notes could occur before the debt of the senior creditors is addressed.

COMMITMENTS AND CONTINGENCIES

In fiscal 1999, the Company guaranteed loans of approximately $1.9 million relating to purchases of Luby's stock by various officers of the Company pursuant to the terms of a shareholder-approved plan.  Under the officer loan program, shares were purchased and funding was obtained from JPMorgan Chase Bank, one of the four members of the bank group that participate in the Company's credit facility.  Per the original terms of the agreement, these instruments only required annual interest to be paid by the individual note holders, and the entire principal balance was due at maturity in fiscal 2004.

As of both May 7, 2003, and May 8, 2002, the notes had an outstanding balance of approximately $1.6 million.  The Company received notice from JPMorgan Chase Bank that the underlying guarantee on these loans includes a cross-default provision; consequently, the January 31, 2003, default in the Company's credit facility led to a default in the officer loans.  JPMorgan Chase Bank requested that the Company repurchase the notes; however, such action cannot be completed without consultation with the entire bank group.  The Company is therefore working constructively with all members of the bank group in an effort to cure both defaults and satisfactorily meet lender expectations.

In the event of individual note holder default, the Company could purchase the loans from JPMorgan Chase Bank, become holder of the notes, record the receivables, and pursue collection.  The purchased Company stock has been and can be used by borrowers to satisfy a portion of their loan obligation.  As of May 7, 2003, based on the market price on that day, approximately $198,000, or 12.4% of the note balances, could have been covered by stock, while approximately $1.4 million, or 87.6%, would have remained outstanding.

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

In another separate contract, pursuant to the terms of a ground lease dated March 25, 1994, the Company paid rent to PHCG Investments for a Luby's restaurant the Company operated in Dallas, Texas, until it was closed early in the third quarter of fiscal 2003.  Christopher J. Pappas and Harris J. Pappas are general partners of PHCG Investments.  Relative to this lease, the Company entered into a termination agreement with a third party unaffiliated with the Pappas entities to sever its interest in the PHCG property in exchange for a payment of cash, the right to remove fixtures and equipment from the premises, and the release of any future obligations under the lease agreement now owned by PHCG Investments.  The closing of the transaction was completed during the third quarter, resulting in a gain of $735,000, while the gross proceeds were used to pay down debt.  No rent was paid by the Company to PHCG Investments in the current quarter; however, rent paid for the third quarter of fiscal 2002 was approximately $21,000.

Rents paid for both leases combined represent 2.0% of total rents paid by the Company for the three quarters ended May 7, 2003.

The following compares year-to-date charges incurred under the Master Sales Agreement, the Affiliate Services Agreement, and affiliated property leases to total general and administrative expenses, capital expenditures, and occupancy and other operating expenses:

Three Quarters Ended

May 7, 2003		May 8, 2002

(252 days)		(250 days)
(In thousands)
Affiliate Services and Sales - Incurred Costs:
General and administrative expenses - professional services	$-	$8
Capital expenditures - custom-fabricated and refurbished equipment	174	438
Occupancy and other operating expenses, including property leases	109	117
Less pass-through amounts to third parties	-	(225)

Total	$283	$338

Applicable Total Company Costs:
General and administrative expenses	$16,916	$15,342
Capital expenditures	7,029	8,477
Occupancy and other operating expenses	74,475	76,829

Total	$98,420	$100,668

Affiliate Services Incurred Costs As a Percentage of Applicable Total Company Costs:
Three Quarters to Date	0.29%	0.34%

Inception to Date	0.19%

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

The following shows the same-store sales change for the comparative historical quarters:

2003			2002				2001

Q3	Q2	Q1	Q4	Q3	Q2	Q1	Q4	Q3	Q2	Q1

(3.2)%	(0.6)%	(5.1)%	(13.0)%	(13.2)%	(8.6)%	(2.7)%	1.9%	(0.4)%	(5.3)%	(6.8)%

The Company enacted price increases in the third and fourth quarters of fiscal 2001.  The first quarter of fiscal 2002 includes September 11, 2001.  In the third and fourth quarters of fiscal 2002, the Company was able to maintain its comparative cash flow level with declining sales by lowering operating costs.

In fiscal 2003, the Company tested various pricing strategies and offerings that have improved customer counts.  The periodic use of all-you-can-eat specials and lower use of buffet pricing has reduced sales overall.  Management continues to evaluate the balance of pricing and customer patronage.

The Company is in the process of curing its financial performance defaults by developing debt paydown requirements that are acceptable to its current credit-facility lenders.  However, assuming the current defaults are cured, the possibility still exists that continued declines in net same-store sales could reduce operating cash flow.  If more severe declines in cash flow were to develop without offsetting reductions in uses of cash, the Company's ability to maintain compliance with the financial performance covenants of the amended credit facility may be impaired.  In such an event, the lender would have the right to terminate the credit facility, accelerate the maturity of any outstanding obligation under that facility, and pursue foreclosure on assets pledged as collateral.

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

During the third quarter of fiscal 2003, the Company initiated a new two-year business plan that calls for the closure of approximately 50 underperforming restaurants, 31 of which occurred during the third quarter of fiscal 2003.  Under the new plan, whereby approximately 140 locations will remain in operation, the primary focus will be on stores in the Texas markets.  At these locations, the existing programs mentioned above will continue to be emphasized.

Impairment
SFAS 144 requires the Company to review long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  The Company considers a history of operating losses or negative cash flows and unfavorable changes in market conditions to be its main indicators of potential impairment.  Assets are generally evaluated for impairment at the restaurant level.  If a restaurant does not meet its financial investment objectives or continues to incur negative cash flows or operating losses, an impairment charge may be recognized in future periods.  Also see Debt / The New Business Plan section under Liquidity and Capital Resources that discusses the Company's two-year business plan, which is expected to include impairment losses for assets that will be appropriately reduced to their net realizable values.  The plan was approved in the third quarter of fiscal 2003.

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

NEW ACCOUNTING PRONOUNCEMENTS

As described in Note 10 of the Notes to Consolidated Financial Statements, certain new financial accounting pronouncements have been issued which either have already been reflected in the Company's financial statements or will be effective at various dates in the future.  The adoption of these pronouncements has not had or is not expected to have a material effect on the Company's consolidated financial statements.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

The Company is exposed to market risk from changes in interest rates affecting its variable-rate debt.  As of May 7, 2003, $106.1 million was outstanding under its credit facility at prime plus 3.5%.  Additionally, the Company has $10 million in notes which bore interest at LIBOR plus 2%.  The total amount of debt subject to interest rate fluctuations was $116.1 million.  Assuming a consistent level of debt, a 1% change in interest rates effective from the beginning of the year would result in an increase or decrease in the year-to-date interest expense of $804,000 and annual interest expense of $1.2 million.  Although the Company is not currently using interest rate swaps, it has previously used and may in the future use these instruments to manage cash flow risk on a portion of its variable-rate debt.

Relative to subordinated debt, the interest rate was increased early in the fourth quarter of 2003 by the note holders to a default rate of 10%.  Assuming the debt's default status is not cured in fiscal 2003, the rise in the rate will result in an approximate increase in interest costs of $205,000 for the fourth quarter.  Also in the fourth quarter, the Company was notified that the interest rate on the credit facility will be increased from prime plus 3.5% to the full default rate of prime plus 4.0%.

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

During the 45 days prior to June 18, 2003, the Company carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-14.  The Company's President and CEO and the CFO participated and provided input into this process.  Based upon the foregoing, these senior officers concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company required to be included in the Company's Exchange Act reports.

There have been no significant changes in the Company's internal controls or in other factors which could significantly affect internal controls subsequent to the date the President and CEO and the CFO carried out their evaluation.

Part II - OTHER INFORMATION

Item 1.  Legal Proceedings

As reported in previous filings, an order was signed preliminarily approving the settlement of class claims, sending of notice, plan of allocation, attorney's fees and expenses of the lawsuit filed by two former Luby's assistant managers claiming violation of the Fair Labor Standards Act and the commission of certain fraudulent acts.  The order conditionally granting disposition of this matter has now become final and this matter is dismissed.

Item 3.  Defaults Upon Senior Securities

During the second quarter of fiscal 2003, the Company sought $80 million in replacement debt with a new third-party lender.  In a waiver and credit-facility amendment also completed in the second quarter, the current credit-facility lenders included requirements that the $80 million financing be completed by January 31, 2003.  Due to unacceptable changes in the terms of the new third-party financing, the new loan transaction could not be completed.  This resulted in a default in the credit facility and caused cross-defaults in the officer loans guaranteed by the Company and held by one of the financial institutions participating in the Company's credit facility, as well as in the Company's subordinated debt held by the Company's CEO and COO.

Relative to the Company's senior debt under its credit facility, the Company is not in default of either its normal periodic financial covenants or with interest payment requirements.  During the third quarter of fiscal 2003, the bank group formally reserved all of its rights and remedies associated with the credit facility, while the financial institution that funded the officer loans has requested that the Company repurchase the notes.  However, use of the Company's cash resources to acquire the notes cannot be completed without consultation and approval by the entire bank group.  The Company is therefore working constructively with all members of the bank group in an effort to cure both defaults and satisfactorily meet lender expectations.

The Company is prohibited from paying principal or interest on the subordinated notes while the senior debt is in default.  This caused an additional default on the subordinated notes.  The subordinated note holders have therefore formally reserved all of their rights and remedies associated with this debt.

With the assistance of financial advisors, the Company's Board of Directors approved a new two-year business plan on March 29, 2003.  That plan is intended to return the Company to profitability and reduce debt, while developing and implementing additional financing options acceptable to its current lenders.

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

99(a)

Corporate Governance Guidelines of Luby's, Inc., as amended March 5, 2003 (filed as Exhibit 99(a) to the Company's Quarterly Report on Form 10-Q for the quarter ended February 13, 2003, and incorporated herein by reference).

99(b)	Certifications by the CEO and the CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*Denotes management contract or compensatory plan or arrangement.

(b)  Reports on Form 8-K.
Current Report on Form 8-K dated March 31, 2003, reporting under Item 9 - the issuance of a press release March 31, 2003, announcing fiscal 2003 second quarter results and new two-year business plan.

Current Report on Form 8-K dated March 31, 2003, reporting under Item 9 - the issuance of a press release dated March 31, 2003, announcing initial list of stores to be closed under two-year business plan.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LUBY'S, INC.
(Registrant)
Date: June 18, 2003	By:	/s/Christopher J. Pappas

Christopher J. Pappas
President and
Chief Executive Officer

Date: June 18, 2003	By:	/s/Ernest Pekmezaris

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

Date:	June 18, 2003

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

Date:	June 18, 2003

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

99(a)

Corporate Governance Guidelines of Luby's, Inc., as amended March 5, 2003 (filed as Exhibit 99(a) to the Company's Quarterly Report on Form 10-Q for the quarter ended February 13, 2003, and incorporated herein by reference).

99(b)	Certifications by the CEO and the CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*Denotes management contract or compensatory plan or arrangement.