Form 10-Q/A
period 2003-05-07
LUBYS INC
filed 2003-07-10
CIK 16099

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q/A

Amendment No. 1

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 7, 2003, or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
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

As of June 18, 2003, there were 22,456,296 shares of the registrant's Common Stock outstanding, which does not include 4,946,771 treasury shares.

Explanatory Note:  The sole purpose of this Form 10-Q/A Amendment No. 1 is to correct a typographical error that appeared on the cover page of the Quarterly Report on Form 10-Q for the period ended May 7, 2003, filed on June 19, 2003.  The number of shares of common stock was incorrectly listed as 26,456,296 instead of the correct amount of shares outstanding of 22,456,296.  The remainder of the information contained in the Quarterly Report on Form 10-Q for the quarter ended May 7, 2003, originally filed on June 19, 2003, is not amended hereby and shall be as set forth in the original filing.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LUBY'S, INC.
(Registrant)

Date: July 9, 2003	By:	/s/Christopher J. Pappas

Christopher J. Pappas
President and
Chief Executive Officer

Date: July 9, 2003	By:	/s/Ernest Pekmezaris

Ernest Pekmezaris
Senior Vice President and
Chief Financial Officer