Form 10-K
period 2003-08-27
LUBYS INC
filed 2003-11-25
CIK 16099

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended August 27, 2003

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.   Yes     X        No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [X]

The aggregate market value of the shares of Common Stock of the registrant held by nonaffiliates of the registrant as of November 3, 2003, was approximately $55,022,819 (based upon the assumption that directors and executive officers are the only affiliates).

The aggregate market value of the shares of Common Stock of the registrant held by nonaffiliates of the registrant as of February 12, 2003, was approximately $26,545,468 (based upon the assumption that directors and executive officers are the only affiliates).

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).    Yes     X        No

As of November 3, 2003, there were 22,470,004 shares of the registrant's Common Stock outstanding, which does not include 4,933,063 treasury shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the following document are incorporated by reference into the designated parts of this Form 10-K:

Definitive Proxy Statement relating to 2004 annual meeting of shareholders (in Part III)

Luby's, Inc.
Form 10-K
Year ended August 27, 2003
Table of Contents

Additional Information

The Company's Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports are available free of charge via hyperlink on its website at www.lubys.com.  The Company makes these reports available as soon as reasonably practicable upon filing with the SEC.  Information on the Company's website is not incorporated into this report.

PART I

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

As of November 3, 2003, the Company operated 144 restaurants under the name "Luby's."  These establishments are located in close proximity to retail centers, business developments, and residential areas throughout seven states (listed under Item 2).  Of the 144 restaurants, 97 are at locations owned by the Company and 47 are on leased premises.  Two of the restaurants primarily serve seafood, one is a steak buffet, four are full-time buffets, 22 are cafeteria-style restaurants with all-you-can-eat options, and 115 are traditional cafeterias.

Operations
The Company's operations provide guests with a wide variety of delicious, home-style food, with the majority of locations serving cafeteria-style.  Daily, each restaurant offers 12 to 14 entrees, 12 to 14 vegetable dishes, 12 to 16 salads, and 15 to 18 varieties of desserts.  Food is prepared in small quantities throughout serving hours, and frequent quality checks are conducted.

The Company's historical marketing research has shown that its products appeal to a broad range of value-oriented consumers with particular success among families with children, seniors, shoppers, travelers, and business people looking for a quick, homestyle meal at a reasonable price.  During fiscal 2003, the Company spent approximately 0.6% of its sales on traditional marketing venues, including newsprint, radio, point-of-purchase, and local-store marketing.  Also in fiscal 2003, the Company continued to invest in distinctive store marquees to enhance guest awareness of specific store promotions.  The total number of operating locations with marquees as of the end of fiscal 2003 was 103.

Luby's restaurants are generally open for lunch and dinner seven days a week.  All of the restaurants sell take-out orders, and many of them have separate food-to-go entrances, which provide guests the option of enjoying complete and flavorful meals at the office or at home.  Take-out orders accounted for 12.9% of sales in fiscal 2003.  Breakfast is served on weekends in 38 of its restaurants, accounting for 0.9% of sales.  Those locations offer a wide array of popular breakfast foods served buffet style.  They also have made-to-order omelette, pancake, and waffle stations.

Each restaurant is operated as a separate unit under the control of a general manager who has responsibility for day-to-day operations, including food production and personnel employment and supervision.   The Company's philosophy is to grant broad authority to its restaurant managers to direct the daily operations of their stores and, in turn, to compensate them on the basis of their performance, believing this strategy to be a significant factor in restaurant profitability.  Of the total number of general managers employed by the Company, 106 have been employed for more than ten years.  Typically, an individual is employed for a period of four to seven years before he or she is considered qualified to become a general manager.

The Company operates from a centralized purchasing arrangement to obtain the economic benefit of bulk purchasing and lower prices for most of its food products.  The arrangement involves a competitively selected prime vendor for each of its three major purchasing regions.

Foods are prepared fresh daily at the Company's restaurants.  Menus are reviewed periodically by a committee of managers and chefs.  The committee introduces newly developed recipes to ensure offerings are varied and that seasonal food preferences are incorporated.

Quality control teams also help to maintain uniform standards of food preparation.  The teams visit each restaurant as necessary and work with the staff to check adherence to Company recipes, train personnel in new techniques, and implement systems and procedures used universally throughout the Company.

During the fiscal year ended August 27, 2003, the Company closed approximately 50 underperforming units, of which approximately 40 were closed in accordance with its new business plan.  Since August 27, 2003, the Company has closed four other underperforming restaurants.

Of the 144 restaurants currently in operation, two were opened during the year under different concepts, including the second of the Company's seafood concept and its first Steak Buffet.   In addition to changing the concepts in some locations based upon their surrounding demographics, the Company believes one of its primary opportunities for growth centers around improving same-store sales at existing locations.

As of the fiscal year-end, the Company had a workforce of approximately 7,550, consisting of 7,000 nonmanagement restaurant workers; 400 restaurant managers, associate managers, and assistant managers; and 150 clerical, administrative, and executive employees.  Employee relations are considered to be good.  The Company has never had a strike or work stoppage and is not subject to collective bargaining agreements.

Service Marks
The Company uses several service marks, including "Luby's," and believes that such marks are of material importance to its business.  The Company has federal registrations for its service marks as deemed appropriate.

The Company is not the sole user of the name Luby's in the cafeteria business.  A cafeteria using the name Luby's is being operated in Texas by an unaffiliated company.  The Company's legal counsel is of the opinion that the Company has the paramount right to use the name Luby's as a service mark in the United States and that the other user could be precluded from expanding its use of the name as a service mark.

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

The Company's facilities and food products are subject to state and local health and sanitation laws.  In addition, the Company's operations are subject to federal, state, and local regulations with respect to environmental and safety matters, including regulations concerning air and water pollution and regulations under the Americans with Disabilities Act and the federal Occupational Safety and Health Act.  Over the years, such laws and regulations have resulted in increased costs that have been absorbed by the Company, in turn, improving its compliance.

Item 2.  Properties

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

As of November 3, 2003, the Company's restaurants are regionally located as follows:  two in Arizona, two in Arkansas, two in Louisiana, one in Missouri, three in Oklahoma, one in Tennessee, and 133 in Texas.

The Company owns the underlying land and buildings in which 97 of its restaurants are located.  Several of these restaurant properties contain excess building space, which is rented to tenants unaffiliated with the Company.

In addition to the owned locations, 47 other restaurants are held under leases, including 22 in regional shopping malls.  Most of the leases provide for a combination of fixed-dollar and percentage rentals.  Many require the Company to pay additional amounts related to property taxes, hazard insurance, and maintenance of common areas.  See Note 9 of the Notes to Consolidated Financial Statements for information concerning the Company's lease rental expenses and lease commitments.  Of the 47 restaurant leases, the current terms of 27 expire before 2009, ten from 2009 to 2013, and ten thereafter.  Forty-three of the leases can be extended beyond their current terms at the Company's option.

In addition to the properties currently in operation, the Company also has 34 locations on the market for sale.

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

Item 4.  Submission of Matters to a Vote of Security Holders

No matter was submitted during the fourth quarter of the fiscal year ended August 27, 2003, to a vote of security holders of the Company.

Item 4A.  Executive Officers of the Registrant

Certain information is set forth below concerning the executive officers of the Company, each of whom has been elected to serve until his successor is duly elected and qualified:

Name	Served as Officer Since	Positions with Company and Principal Occupation Last Five Years	Age

Christopher J. Pappas	2001	President and CEO (since March 2001), CEO of Pappas Restaurants, Inc.	56

Harris J. Pappas	2001	Chief Operating Officer (since March 2001), President of Pappas Restaurants, Inc.	59

Ernest Pekmezaris	2001	Senior Vice President and CFO (since March 2001), Treasurer and former CFO of Pappas Restaurants, Inc.	59

Peter Tropoli	2001	Senior Vice President-Administration (since March 2001), attorney in private practice.	31

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

Fiscal Quarter Ended	High	Low	Quarterly Cash Dividend

November 21, 2001	$9.49	$5.90	$.00
February 13, 2002	7.80	5.50	.00
May 8, 2002	7.33	6.00	.00
August 28, 2002	7.05	5.00	.00
November 20, 2002	5.53	3.55	.00
February 12, 2003	4.50	1.10	.00
May 7, 2003	2.80	.95	.00
August 27, 2003	2.98	1.75	.00

There were no sales of unregistered securities in fiscal 2003.  As of November 3, 2003, there were approximately 3,777 record holders of the Company's common stock.

Item 6.  Selected Financial Data

Five-Year Summary of Operations

	Year Ended

	August 27,	August 28,	August 31,	August 31,	August 31,
	2003	2002	2001	2000	1999

	(364 days)	(362 days)	(365 days)	(366 days)	(365 days)
	(In thousands except per share data)

SALES	$318,521	$334,473	$385,416	$403,608	$411,474
COSTS AND EXPENSES:
Cost of food	87,048	85,275	95,835	100,952	99,308
Payroll and related costs	92,416	106,969	134,886	124,231	124,438
Occupancy and other operating expenses	97,708	101,178	113,901	108,179	108,935
Depreciation and amortization	18,104	18,122	18,652	18,050	15,806
General and administrative expenses	23,326	21,216	25,283	20,983	22,010
Provision for asset impairments and restaurant closings	2,060	271	30,402	11,577	-

	320,662	333,031	418,959	383,972	370,497

INCOME (LOSS) FROM OPERATIONS	(2,141)	1,442	(33,543)	19,636	40,977
Interest expense	(7,610)	(7,676)	(8,135)	(3,529)	(3,891)
Other income, net	7,217	2,374	2,167	2,207	1,853

Income (loss) before income taxes	(2,534)	(3,860)	(39,511)	18,314	38,939
Provision (benefit) for income taxes	-	(1,032)	(13,654)	6,008	13,280

Income (loss) from continuing operations	(2,534)	(2,828)	(25,857)	12,306	25,659
Discontinued operations, net of taxes	(30,560)	(6,825)	(6,024)	(3,181)	2,954

NET INCOME (LOSS)	$(33,094)	$(9,653)	$(31,881)	$9,125	$28,613

Income (loss) per common share before
discontinued operations - Basic	$(0.11)	$(0.13)	$(1.15)	$0.55	$1.14
Income (loss) per common share from
discontinued operations - Basic	$(1.36)	$(0.30)	$(0.27)	$(0.14)	$0.13

Net income (loss) per common share -
basic	$(1.47)	$(0.43)	$(1.42)	$0.41	$1.27

Income (loss) per common share before
discontinued operations - Assuming dilution	$(0.11)	$(0.13)	$(1.15)	$0.55	$1.13
Income (loss) per common share from
discontinued operations - Assuming dilution	$(1.36)	$(0.30)	$(0.27)	$(0.14)	$0.13

Net income (loss) per common share -
assuming dilution	$(1.47)	$(0.43)	$(1.42)	$0.41	$1.26

Cash dividend declared per
common share	$0.00	$0.00	$0.00	$0.70	$0.80

At year-end:
Total assets	$279,881	$342,479	$353,864	$370,843	$346,025

Long-term debt (including net convertible subordinated debt) (a)	$-	$5,883	$127,401	$116,000	$78,000

Total debt	$98,532	$124,331	$127,401	$116,000	$78,000

Number of restaurants	148	196	213	231	223

(a)	See New Business Plan under the Debt section and Note 6 of the Notes to Consolidated Financial Statements.

Five-Year Summary Notes continued on next page.

Five-Year Summary of Operations (continued)

Note:  In fiscal year 2002, the Company moved from 12 calendar months to 13 four-week periods.  The first period of fiscal year 2002 began September 1, 2001, and covered 26 days.  All subsequent periods covered 28 days.  Fiscal year 2002, the Company's conversion year from months to periods, was 362 days in length.  Fiscal 2003 and most years hereafter are 364 days in length.

Note:  The Company's new business plan, as approved in fiscal 2003, called for the closure of approximately 50 locations.  In accordance with the plan, the entire fiscal activity of the applicable stores closed through the end of the 2003 fiscal year were reclassified to discontinued operations.  For comparison purposes, in prior fiscal years the entire activity for the same locations closed in fiscal 2003 have also been reclassified to discontinued operations.

Item 7.  Management's Discussion and Analysis of Financial Condition and Results
               of Operations

RESULTS OF OPERATIONS

Fiscal 2003 Compared to Fiscal 2002

Sales decreased $16.0 million, or 4.8%, in fiscal 2003 compared to fiscal 2002.  Of the total decline, $12.2 million was due to the closure of 20 restaurants since August 31, 2001, that were not included in the new business plan, and $8.7 million was due to a 2.7% decrease in same-store sales.  These decreases were offset by the positive impact of two additional days of sales of $2.2 million and the opening of three restaurants since August 28, 2002, that accounted for $2.7 million in sales.

The cost of food increased $1.8 million, or 2.1%, and as a percentage of sales increased from 25.5% to 27.3% in fiscal 2003 compared to fiscal 2002.  Early in the fiscal year, the increase in food cost was related primarily to efforts to implement value offerings for the Company's guests.  Those offerings were a planned part of the Company's strategy aimed at increasing value while maintaining quality.  Also in the beginning of the year, fresh produce pricing was negatively impacted by increased transportation costs due to the higher cost of diesel fuel.  Toward the end of the year, upward pressure on beef pricing due to lower availability, reduced cattle weights, and an overall higher demand negatively impacted food cost.  These increases completely offset reductions due to store closures.  Even so, the increases were partially mitigated in the later part of the year by targeted cost control programs.

Payroll and related costs decreased $14.6 million, or 13.6%, and as a percentage of sales decreased from 32.0% to 29.0%.  The decrease was due primarily to the Company's continued operational focus on labor efficiencies coupled with lower workers' compensation expense in fiscal 2003.  Of the total reduction, $7.5 million was due to improved labor deployments and efficiencies resulting from various Company initiatives to reduce labor costs.  An additional $1.9 million of the total decline was due to lower workers' compensation costs resulting from the Company's in-house training and safety programs.  The remainder related to stores closed prior to the adoption of the new business plan.

Occupancy and other operating expenses decreased $3.5 million, or 3.4%.  Several factors contributed to this fluctuation.  Net repairs and maintenance costs decreased primarily due to increased efficiencies from the Company's in-house repair program as provided by its in-house service center.  Food-to-go packaging costs further declined due to less expensive packaging.  These decreases were partially offset by property/employee insurance, which increased principally due to premium increases for owned properties coupled with pass-through insurance adjustments from landlords of leased properties, as well as premium increases for directors' and officers' liability.

Depreciation and amortization expense was approximately equal to the prior fiscal year, with a slight decrease of $18,000.

General and administrative expenses increased $2.1 million, or 9.9%.  Several factors contributed to this increase.  Professional fees increased principally due to a fixed-asset, cost segregation study on tax depreciation.  Consulting costs increased principally due to fees paid to outside firms relating to the Company's bank group.  Excluding those items, the Company showed higher year-over-year general and administrative expenses because of the increased investment in support personnel to improve its focus on operational efficiencies and facilities maintenance.

The provision for asset impairments and restaurant closings charged to continuing operations increased by $1.8 million due to impairments on various locations that were either not yet closed per the new business plan or were a part of prior impairment and disposal plans.

Interest expense was approximately equal to the prior fiscal year, with only a slight decrease of $66,000.  The payoff of loans on officers' life insurance policies, which were surrendered during the prior year, in addition to amortization of the loss on interest rate swaps and principal reductions on the outstanding bank debt, contributed to this decrease.  These decreases were partially offset by an increase in the effective interest rate on outstanding debt coupled with an increase in the amortization of the discount on the subordinated notes.  Approximately $2.7 million and $2.6 million were reclassified from interest expense to discontinued operations in fiscal 2003 and 2002, respectively.  These reclassifications related to the launch of the Company's new business plan whereby the proceeds from certain properties closed and sold are committed to paying down debt.

Other income increased $4.8 million primarily due to gains on the sales of assets, which reflect the sale of nine previously closed stores.  These gains were partially offset by a loan commitment fee expensed in fiscal 2003.

The income tax benefit decreased by $1.0 million.  No benefit was recorded in fiscal 2003 because the realization of loss carryforward utilization is uncertain.

The loss from discontinued operations increased by $23.7 million principally due to approximately $19.2 million in noncash impairments, with the remainder in carrying costs, allocated bank debt interest, and certain settlement fees incurred on various locations closed as part of the Company's new business plan.  The impairment charges included reductions in the fourth quarter of 2003 from gains on the disposal of properties previously held for sale.  Also see the discussion below entitled Debt/The New Business Plan.

Relative to prior closure plans, the Company had a reserve for restaurant closings of approximately $1.7 million and $3.1 million at August 27, 2003, and August 28, 2002, respectively.  Excluding certain lease termination settlements, all material cash outlays required for the store closings originally planned as of August 31, 2001, were made prior to August 27, 2003.  See further discussion in Note 7 of the Notes to Consolidated Financial Statements.

Fiscal 2002 Compared to Fiscal 2001
Sales decreased $50.9 million, or 13.2%, in fiscal 2002 compared to fiscal 2001.  Of the total decline, $32.0 million was due to an 8.8% decrease in same-store sales, while $16.7 million was due to the closure of 27 restaurants since August 31, 2000,  In addition, there were three fewer days during fiscal 2002, accounting for approximately $2.9 million of the total sales decline.  The decreases were partially offset by the opening of one new restaurant, which accounted for $723,000 in additional sales.

Cost of food decreased $10.6 million, or 11.0%, due primarily to fewer restaurants and the decline in same-store sales.  Food cost as a percentage of sales increased from 24.9% to 25.5% in fiscal 2002 in comparison with fiscal 2001.  Various "manager's special" promotions coupled with new "all-you-can-eat" offerings at selected locations contributed to higher food costs as a percent of sales.

Payroll and related costs decreased $27.9 million, or 20.7%, due primarily to restaurant closures unrelated to the new business plan, lower workers' compensation expense, and three fewer days in fiscal 2002.  Of the total reduction, $16.3 million was due to lower wages and associated payroll taxes resulting from numerous store closures and $11.6 million was due to lower workers' compensation costs.  Relative to the latter, in fiscal 2001, there was a large increase for estimated claims expense under the Company's historical third-party program.  The Company initiated a safety training and accident prevention program in October 2001 that substantially lowered fiscal 2002 costs.

Occupancy and other operating expenses decreased $12.7 million, or 11.2%.  Although the dollar decrease was primarily due to store closures, other factors contributed to the fluctuation.  Utility expenses decreased due to lower energy commodity costs coupled with moderate temperatures and conservation.  Advertising costs declined due to a reduced emphasis on television media spending.  Food-to-go packaging costs further declined due to the intentional redirection at many locations to inside dining coupled with less expensive packaging.

Depreciation and amortization expense decreased $530,000, or 2.8%, due to fewer depreciable properties resulting from previous impairments and property sales.

General and administrative expenses decreased $4.1 million, or 16.1%.  Several factors contributed to the decline.  Officers' compensation decreased principally due to a reduction in relative headcount coupled with accelerated vesting of noncash option compensation in fiscal 2001.  Charges related to the proxy and restructuring advice contributed to higher professional costs in fiscal 2001.  Consulting fees were less principally due to a preliminary search for new senior management in fiscal 2001.

The provision for asset impairments and restaurant closings decreased by $30.1 million due to numerous impairments and provisions for impairments recorded in the prior year.  Charges of $271,000 were recorded in fiscal 2002 principally to account for labor termination costs and an additional store closing, net of unrelated lease settlements that were more favorable than anticipated.

Interest expense decreased $459,000, or 5.6%, due primarily to lower effective interest rates on outstanding bank debt, the payoff of the loans on surrendered officers' life insurance policies, and principal reductions in the outstanding bank debt.  These factors were offset by interest on the $10 million in subordinated debt, amortization of the loss on interest rate Swaps, and the amortization of amendment fees for the credit facility.  Approximately $2.6 million and $3.5 million were reclassified from interest expense to discontinued operations in fiscal 2002 and 2001, respectively.  This was done for comparability to fiscal 2003, which includes the launch of the Company's new business plan whereby the proceeds of properties closed and sold are being used to pay down debt.

The income tax benefit decreased by $12.6 million, or 92.4%, primarily due to a significantly lower incurred loss in fiscal 2002 versus fiscal 2001.

The loss from discontinued operations increased by $801,000, or 13.3%.  This was due primarily to increased operating losses on properties later associated with the Company's new business plan.

EBITDA
The Company's operating performance is evaluated using several measures.  One of those measures, EBITDA, is derived from the Income (Loss) From Operations GAAP measurement.  EBITDA has historically been used by the Company's credit-facility lenders to measure compliance with certain financial debt covenants. The Company's credit-facility debt agreement defines EBITDA as the sum of operating income, plus nonrecurring, noncash charges which decrease operating income, plus depreciation and amortization, minus nonrecurring credits which are included in operating income.  The agreement further specifies that EBITDA shall exclude the noncash portion of the CEO's and the COO's stock option compensation, cost of stock options with employees, accounting requirements for future store closings required by GAAP, and costs of closing a store location.

EBITDA decreased by $1.8 million from fiscal 2002 to 2003 compared to an increase of $3.7 million from fiscal 2001 to 2002.  These net changes were due to various applicable reasons noted in the Results of Operations section above.  Prior year amounts have been reclassified to conform to the current year presentation.

	Year Ended

	August 27,	August 28,	August 31,
	2003	2002	2001

	(364 days)	(362 days)	(365 days)
	(In thousands)

Income (loss) from operations	$(2,141)	$1,442	$(33,543)
Less excluded items:
Provision for asset impairments and restaurant closings	2,060	271	30,402
Depreciation and amortization	18,104	18,122	18,652
Noncash executive compensation expense	1,310	1,310	1,942

EBITDA	$19,333	$21,145	$17,453

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

LIQUIDITY AND CAPITAL RESOURCES

Cash and Working Capital
Cash decreased by $713,000 from the end of the preceding fiscal year to August 27, 2003, primarily due to capital purchases and certain initial store-closure costs, which were offset by reductions in short-term investments and a large tax refund.

The $7.2 million income tax receivable balance as of the prior fiscal year-end related to 2002 tax benefits.  The Company received a comprehensive refund of $13.4 million in the third quarter of fiscal 2003 that resulted from changes in tax legislation that extended carrybacks of net operating losses.  The refund was higher than the original fiscal 2002 estimate primarily due to increases in tax depreciation relative to an updated cost-segregation study.

After taking into account the current classification of its senior and subordinated debt, the Company had a working capital deficit of $103.3 million as of August 27, 2003, compared to $119.5 million as of August 28, 2002.  The improvement was primarily attributable to paydowns on the Company's senior credit facility.  Excluding the reclassification of the credit-facility balance and subordinated notes explained in the Debt section below, the Company's working capital deficit increased $3.7 million.  That increase in the deficit was primarily attributable to continued requirements to internally fund cash needs, including capital acquisitions.  The increase was partially offset by the collection of the income tax receivable explained above.

As of August 27, 2003, the Company owned 34 properties held for sale, including three undeveloped land sites.

Capital expenditures for the fiscal year ended August 27, 2003, were $9.1 million.  Consistent with prior fiscal years, the Company used most of its capital funds to maintain its investment in existing operating units.  Based on the business plan for fiscal 2004, the Company again intends to fund all capital expenditures from cash flows from operations and expects them to be no more than $11.5 million for that fiscal year.

DEBT

New Business Plan
During the mid-1990's, the Company entered into a revolving line of credit with a bank group.  It was primarily used for financing long-term objectives, including capital acquisitions and a stock repurchase program.  Capacity under that credit facility was fully exhausted in fiscal 2001, at which time the Company was unable to draw further advances under the agreement.  Since then, existing management has financed its capital acquisitions and working capital needs through careful cash management and the provision of an additional $10 million in financing in fiscal 2001 from the Company's CEO and the COO.

Current management recognized the need to arrange financing that would better match long-term assets with the existing debt.  Accordingly, early in the second quarter of fiscal 2003, the Company executed a commitment letter with a third-party lender for an $80 million loan to replace that amount of debt in the existing credit facility.  Simultaneously, when the current bank group provided a waiver and amendment, it also added a stipulation that required the new $80 million financing be completed and funded by January 31, 2003.  However, the Company was unable to finalize the new financing arrangement because of changes in the proposed agreement terms that the Company believed were not in its best interest.  This led to a default under the credit facility that the Company is currently focused on rectifying.  Even though the lack of replacement financing caused a default, the Company was in compliance with its financial performance covenants at the end of the second quarter and no default in interest payments has occurred as of the date this SEC report was filed.  Also as of that date, the existing bank group has taken no legal action related to the default other than to notify the Company that it reserves all of its rights and remedies.

Management has actively communicated with the credit-facility bank group, while working on its new business plan that is focused on returning the Company to profitability.  The Company also engaged the financial advisory firms of Morgan Joseph & Co. and ING Capital LLC ("Morgan-ING") to review the new plan.

After thorough review of several strategic alternatives - including the new business plan - and after consultation with the Morgan-ING advisors, the Company's Board of Directors approved the plan on March 29, 2003.  Subsequent to Board approval, management initiated immediate implementation of the plan, which calls for closure of approximately 50 of the Company's operating stores.  In cases where those properties are owned by the Company, the proceeds from the sale of the properties are being used to pay down bank debt under the existing agreement.  The first 43 of those 50 restaurants were closed by the end of fiscal 2003.  Most of the remaining locations are leased units that will close as soon as commercially feasible after negotiations with landlords or at the end of lease terms that expire in the near future.

With the assistance of Morgan-ING, the Company continues to have constructive discussions with its credit-facility lenders.  In the meantime, the Company is focused on day-to-day operations and the implementation of its new strategic plan.  Initially, cash resources have been reduced pursuant to the new plan, especially relative to lease settlements and termination costs.  The Company used part of its fiscal 2002 federal income tax refund of $13.4 million to support cash needs during the initial stages of the plan.

Over a time span starting in the third quarter of fiscal 2003 through the fourth quarter of fiscal 2004, the Company expects to report net losses from discontinued operations, including charges for impairments and store closures due to its decision to close the locations specified in the new business plan.  To date through the 2003 fiscal year-end, $30.6 million has been incurred.  In fiscal year 2004, the Company expects more carrying and settlement costs; however, it also expects that these amounts will ultimately be offset by certain property gains through the next fiscal year.

Through the end of fiscal 2003, the Company recorded noncash impairment charges of approximately $19.2 million, which were included in discontinued operations.  The assets of these individual operating units have been written down to their net realizable values and are being actively marketed for sale.  The impairment charges were reduced by $2.1 million in gains on the sale of certain properties held for sale as part of the new business plan.  The Company also recorded the related fiscal year-to-date net operating results, employee terminations, lease settlements, and basic carrying costs of the closed units in discontinued operations.

The Company also incurred approximately $2.3 million in impairment costs that were charged to continuing operations.  The impairments in this category were slightly offset by $223,000 in gains on the sale of other properties held for sale.  The net amount primarily reflects either impairments on properties designated for closure under the new business plan but not yet closed or impairments on properties included in prior disposal plans.  Relative to the latter, most properties designated for closure prior to the new business plan were primarily lease locations.  Those impairments were computed with the aid of discounted cash flow models that were consistent with prior years.

The reserve for store closures balance as of August 27, 2003, related to the 2001 asset disposal plan.

Credit-Facility Debt
At August 28, 2002, the Company had a credit-facility balance of $118.4 million with the bank group (a syndicate of four banks).   In accordance with provisions of that credit facility, the Company paid the outstanding balance down by $26.9 million during fiscal 2003 primarily from proceeds received from the sale of real and personal property.  As a result, the balance was lowered to $91.6 million at the end of fiscal 2003.  The interest rate was prime plus 4.0% and prime plus 1.5% at August 27, 2003, and August 28, 2002, respectively.  The Company is current on all interest payments due under the credit facility.

As of August 27, 2003, $219.1 million of the Company's total book value, or 78.3% of its total assets, including the Company's owned real estate, improvements, equipment, and fixtures, was pledged as collateral under the credit facility.  Although the current lenders have reserved all of their rights and remedies as a result of the January 31, 2003, default - including the right to demand immediate repayment of the entire outstanding balance or the right to pursue foreclosure on the assets pledged as collateral - they have not announced any intention to take such action.

Subordinated Debt
On March 9, 2001, the Company's CEO and COO, Christopher J. Pappas and Harris J. Pappas, respectively, committed to lending the Company a total of $10 million in exchange for convertible subordinated notes that were funded in the fourth quarter of fiscal 2001.  The notes, as formally executed, bore interest at LIBOR plus 2%, payable quarterly.

The subordinated notes include a cross-default provision that is tied to the Company's credit facility.  The Company was notified of the declared default by the note holders just after the end of the third quarter of fiscal 2003.  Also pursuant to the terms of the note, it was determined that the quarterly interest payment made effective March 1, 2003, could not be retained by the note holders, who in turn forwarded the payment of approximately $84,000 to the bank group.  That amount was applied to the principal of the credit facility after the end of the third quarter.  Furthermore, no principal or interest payments may be made to the subordinated note holders while the credit-facility debt is in default.  This restriction in turn caused a second default.  The note holders waived all defaults through May 19, 2003, yet they have reserved all of their rights and remedies associated with the debt.  Effective May 20, 2003, the notes bear interest at 10% per year.  Even if the Company's performance covenants are cured under the senior credit facility, continuation of the default with respect to the subordinated notes will continue to result in a default on the senior indebtedness under existing cross-default provisions.

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

Initially, the conversion feature was amortized over the ten-year term of the notes.  The subordinated note defaults triggered an acceleration of the discount amortization over the remaining term of the senior debt, which is currently set to mature in October 2004.  That shorter amortization time frame was determined to be appropriate as the notes are subordinate to the credit facility and, accordingly, no payoff of those notes could occur before the debt of the senior creditors is addressed.

The carrying value of the notes at August 27, 2003, net of the unamortized discount, was approximately $7.0 million.  The comparative carrying value of the notes at August 28, 2002, was approximately $5.9 million.

COMMITMENTS AND CONTINGENCIES

In fiscal 1999, the Company guaranteed loans of approximately $1.9 million relating to purchases of Luby's stock by various officers of the Company pursuant to the terms of a shareholder-approved plan.  Under the officer loan program, shares were purchased and funding was obtained from JPMorgan Chase Bank, one of the four members of the bank group that participate in the Company's credit facility.  Per the original terms of the agreements, these instruments only required annual interest to be paid by the individual debtors, with the entire principal balances due upon their respective maturity dates, which occur during the period from January through March of 2004, unless extended by the note holders.

At both August 27, 2003, and August 28, 2002, the notes had a combined outstanding balance of approximately $1.6 million.  The underlying guarantee on these loans includes a cross-default provision.  The Company received notice from JPMorgan Chase Bank that the default in the Company's credit facility led to a default in the officer loans.  JPMorgan Chase Bank initially requested that the Company repurchase the notes; however, such action cannot be completed without comprehensive resolution with the entire bank group.  On July 10, 2003, JPMorgan Chase Bank notified the Company that although it continues to reserve all rights and remedies, it has not elected to pursue those rights and remedies in order to allow further discussions among the bank group.  This notice did not constitute a waiver.  The Company is therefore working constructively with all members of the bank group in an effort to cure all defaults and satisfactorily meet each lender's expectations.

In the event of individual debtor default, the Company could be required to purchase the loans from JPMorgan Chase Bank, become holder of the notes, record the receivables, and pursue collection.  The purchased Company stock has been and can be used by borrowers to satisfy a portion of their loan obligation.  As of August 27, 2003, based on the market price on that day, approximately $213,000, or 13.2% of the note balances, could have been covered by stock, while approximately $1.4 million, or 86.8%, would have remained outstanding.

OFF-BALANCE-SHEET ARRANGEMENTS

The Company has no off-balance-sheet structured financing arrangements.  The shareholder-approved guaranteed loans, as described above, were intended to encourage officer stock ownership.  Under the terms of applicable SEC rules, the Company's obligation to repurchase the loans could be deemed a guarantee contract, which the SEC considers an off-balance-sheet arrangement.  If the Company is required to purchase the loans, it would have to expend approximately $1.6 million to do so.  The Company expects that the borrowers will fully repay the obligations.  However, since management is currently unable to determine the individual ability of each borrower to pay the underlying debt in full, it is difficult to assess the potential effect on liquidity.

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

The pricing of equipment, repair, and maintenance is set and evaluated periodically and is considered by management to be primarily at or below market for comparable goods and services.  To assist in periodically monitoring pricing of the transactions associated with the Master Sales Agreement and the Affiliate Services Agreement, the Finance and Audit Committee of the Company's Board of Directors has periodically in the past used independent valuation consultants.

As part of the affiliation with the Pappas entities, the Company leases a facility, the Houston Service Center, in which Luby's has installed a centralized restaurant service center to support field operations.  The building at this location has 22,253 square feet of warehouse space and 5,664 square feet of office space.  It is leased from the Pappas entities by the Company at an approximate monthly rate of $0.24 per square foot.  From this center, Luby's repair and service teams are dispatched to the Company's restaurants when facility or equipment maintenance and servicing are needed.  The facility is also used for repair and storage of new and used equipment.

The Company previously leased a location from an unrelated third party.  That location is used to house increased equipment inventories due to store closures under the business plan.  The Company considered it more prudent to lease this location rather than to pursue purchasing a storage facility, as its strategy is to focus its capital expenditures on the its operating restaurants.  In a separate transaction, the third-party property owner sold the location to the Pappas entities during the fourth quarter of fiscal 2003, with the Pappas entities becoming the Company's landlord for that location.  The storage site complements the Houston Service Center with approximately 27,000 square feet of warehouse space at an approximate monthly rate of $0.21 per square foot.

In another separate contract, pursuant to the terms of a ground lease dated March 25, 1994, the Company paid rent to PHCG Investments for a Luby's restaurant the Company operated in Dallas, Texas, until that location was closed early in the third quarter of fiscal 2003.  Christopher J. Pappas and Harris J. Pappas are general partners of PHCG Investments.  Preceding the store's closure, the Company entered into a lease termination agreement with a third party unaffiliated with the Pappas entities.  That agreement severed the Company's interest in the PHCG property in exchange for a payment of cash to the Company.  The Company also obtained the right to remove fixtures and equipment from the premises, and it was released from any future obligations under the lease agreement.  The closing of the transaction was completed during the third quarter of fiscal 2003, resulting in a gain of $735,000, and the gross proceeds were used to pay down debt.  The amount paid by the Company pursuant to the terms of this lease before its termination was approximately $42,000 and $85,000 for the years ended August 27, 2003, and August 28, 2002, respectively.

Affiliated rents paid for the Houston Service Center, the separate storage facility, and the Dallas property leases combined represented 2.4% and 2.9% of total rents for continuing operations for fiscal 2003 and fiscal 2002, respectively.

The following compares current and prior fiscal year charges incurred under the Master Sales Agreement, the Affiliate Services Agreement, and affiliated property leases to the Company's total general and administrative expenses, capital expenditures, and occupancy and other operating expenses included in continuing operations:

	Year Ended

	August 27, 2003	August 28, 2002

	(364 days)	(362 days)
	(In thousands)
Affiliate Services and Sales - Incurred Costs:
General and administrative expenses - professional services	$-	$8
Capital expenditures - custom-fabricated and refurbished equipment	174	506
Occupancy and other operating expenses, including property leases	136	130
Less pass-through amounts to third parties	-	(154)

Total	$310	$490

Applicable Total Company Costs:
General and administrative expenses	$23,326	$21,216
Capital expenditures	9,057	13,097
Occupancy and other operating expenses	97,708	101,178

Total	$130,091	$135,491

Affiliate Services Incurred Costs As a Percentage of Applicable Total Company Costs:
Year to Date	0.24%	0.36%

Inception to Date	0.23%

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

The following shows the quarterly comparative change in same-store sales:

	Q4	Q3	Q2	Q1

Fiscal 2001	1.9%	(0.4)%	(5.3)%*	(6.8)%
Fiscal 2002	(13.0)	(13.2)	(8.6)	(2.7)
Fiscal 2003	(2.4)	(3.2)	(0.6)	(5.1)

Average	(4.5)	(5.6)	(4.8)	(4.9)

*Adjusted for leap year.

The Company enacted price increases in the third and fourth quarters of fiscal 2001.  The first quarter of fiscal 2002 includes September 11, 2001.  In the third and fourth quarters of fiscal 2002, the Company was able to maintain its comparative cash flow level with declining sales by lowering operating costs.  Even with national economic issues, such as continued concerns about domestic terrorism and a military offensive overseas, there was less quarterly same-store sales variability in fiscal 2003 than in the prior fiscal year.

The Company may find additional opportunities to lower costs; however, continued declines in net same-store sales could reduce operating cash flow.  If severe declines in cash flow were to develop without offsetting reductions in uses of cash, such as capital expenditures, the Company's liquidity, the current status of the Company's credit facility, and the ability of the Company to refinance its indebtedness could be further impacted.  As a possible result, the current lenders may choose to terminate the credit facility, accelerate the maturity of any outstanding obligation under that facility, and pursue foreclosure on assets pledged as collateral.

New Programs
In addition to those described earlier, the Company has initiated a number of programs since March 2001.  These programs, as listed below, are intended to address the decline in total and same-store sales, while prudently managing costs and increasing overall profitability:

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

Insurance and Claims
Workers' compensation and employee injury claims expense decreased in comparison with the prior fiscal year due to improved cost control, safety training and accident prevention efforts, as well as the management of new claims in-house.  Actual claims settlements and expenses may differ from estimated loss provisions.  The Company cannot make any assurances as to the ultimate level of claims under the in-house safety program or whether declines in incidence of claims as well as claims costs experienced under the program will continue in future periods.

The Company may be the subject of claims or litigation from guests and employees alleging injuries as a result of its operations.  In addition, unfavorable publicity from such allegations could have an adverse impact on financial results, regardless of their validity or ultimate outcome.

Minimum Wage and Labor Costs
From time to time, the U.S. Congress considers an increase in the federal minimum wage.  The restaurant industry is intensely competitive, and in such case, the Company may not be able to transfer all of the resulting increases in operating costs to its guests in the form of price increases.  In addition, since the Company's business is labor-intensive, shortages in the labor pool or other inflationary pressure could increase labor costs.

RESERVE FOR RESTAURANT CLOSINGS

The Company's reserve for restaurant closings is associated with prior disposal plans.  The reserve declined from $3.1 million at August 28, 2002, to $1.7 million at August 27, 2003, primarily due to the payment of and reductions in certain accrued lease settlement costs of approximately $1.3 million.  (See Note 7 of the Notes to Consolidated Financial Statements.)

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

Income Taxes
The Company records the estimated future tax effects of temporary differences between the tax bases of assets and liabilities and amounts reported in the accompanying consolidated balance sheets, as well as operating loss and tax credit carrybacks and carryforwards.  The Company periodically reviews the recoverability of tax assets recorded on the balance sheet and provides valuation allowances as management deems necessary.  Management makes judgments as to the interpretation of the tax laws that might be challenged upon an audit and cause changes to previous estimates of tax liability.  In addition, the Company operates within multiple taxing jurisdictions and is subject to audit in these jurisdictions.  In management's opinion, adequate provisions for income taxes have been made for all years.  Historically, the Company has been periodically reviewed by the Internal Revenue Service.  The Company is currently under review for the 2002, 2001, and 2000 fiscal years.

Impairment of Long-Lived Assets
The Company periodically evaluates long-lived assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  In performing impairment reviews of such restaurants, the Company estimates future cash flows expected to result from the use of the asset and the possible residual value associated with its eventual disposition.  The estimates of future cash flows, based on reasonable and supportable assumptions and projections, require management's subjective judgments.  The time periods for estimating future cash flows is often lengthy, which increases the sensitivity to assumptions made.  Depending on the assumptions and estimates used, the estimated future cash flows projected in the evaluation of long-lived assets can vary within a wide range of outcomes.  The Company considers the likelihood of possible outcomes in determining the best estimate of future cash flows.

Property Held for Sale
The Company also periodically reviews long-lived assets against its plans to retain or ultimately dispose of properties.  If the Company decides to dispose of a property, it will be moved to property held for sale and actively marketed.  Property held for sale is stated at the lower of cost or estimated net realizable value.  The net realizable value is generally estimated by management based upon the specific circumstance of each location.  The Company will periodically measure and analyze its estimates against third-party appraisals.

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

NEW ACCOUNTING PRONOUNCEMENTS

In August 2001, the FASB issued Statement of Financial Accounting Standards No. 144 ("SFAS 144") "Accounting for the Impairment or Disposal of Long-Lived Assets."  The Company was required to adopt SFAS 144 as of August 29, 2002.  The adoption of SFAS 144 extended the reporting of discontinued operations to all components of an entity from a segment of an entity.  In the current year, all qualifying disposal plans were reported as discontinued operations, and operations related to those disposals in prior years were reclassified as required.  The results of disposal plans prior to the adoption were included in continuing operations for all periods presented.

In July 2002, the FASB issued Statement of Financial Accounting Standards No. 146 ("SFAS 146"), "Accounting for Costs Associated with Exit or Disposal Activities," which nullifies EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)."  SFAS 146 requires that costs associated with an exit or disposal activity be recognized only when the liability is incurred (that is, when it meets the definition of a liability in the FASB's conceptual framework).  SFAS 146 also establishes fair value as the objective for initial measurement of liabilities related to exit or disposal activities.  SFAS 146 is effective for exit or disposal activities that are initiated after December 31, 2002.  The Company adopted SFAS in the first quarter of fiscal 2003.

In November 2002, the FASB issued Interpretation No. 45 (FIN 45), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others."  For certain guarantees issued after December 31, 2002, FIN 45 requires a guarantor to recognize, upon issuance of a guarantee, a liability for the fair value of the obligations it assumes under the guarantee.  Guarantees issued prior to January 1, 2003, are not subject to liability recognition, but are subject to expanded disclosure requirements.  The Company does not believe that the adoption of this Interpretation has had a material effect on its consolidated financial position or statement of operations.

In January 2003, FASB issued Interpretation No. 46 (FIN 46), an interpretation of Accounting Research Bulletin No. 51, which requires the Company to consolidate variable interest entities for which it is deemed to be the primary beneficiary and disclose information about variable interest entities in which it has a significant variable interest.  FIN 46 became effective immediately for variable interest entities formed after January 31, 2003, and effective for periods ending after December 15, 2003, for any variable interest entities formed prior to February 1, 2003.  The Company does not believe that this Interpretation will have a material impact on its consolidated financial statements.

In April 2002, the FASB issued Statement of Financial Accounting Standards No. 145 ("SFAS 145"), "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections," which requires that the extinguishment of debt not be considered an extraordinary item under APB Opinion No. 30 ("APB 30"), "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," unless the debt extinguishment meets the "unusual in nature and infrequent of occurrence" criteria in APB 30.  SFAS 145 is effective for fiscal years beginning after May 15, 2002, and, upon adoption, companies must reclassify prior period items that do not meet the extraordinary item classification criteria in APB 30.  The Company adopted SFAS 145 and related rules as of August 29, 2002.  The adoption of SFAS 145 had no effect on the Company's financial position or results of operations.

In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150 ("SFAS 150"), "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity."  This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity.  It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances).  The provisions of this Statement are effective for financial instruments entered into or modified after May 31, 2003, and otherwise are effective at the beginning of the first interim period beginning after June 15, 2003.  The adoption of this Statement did not have an impact on the Company's financial results of operations and financial position.

In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities," which amends and clarifies financial accounting and reporting derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities."  This statement is effective for contracts entered into or modified and for hedging relationships designated after June 30, 2003.  The adoption of this statement did not have a impact on the Company's operating results or financial position.

In August 2001, the FASB issued Statement of Accounting Standards No. 143 ("SFAS 143"), "Accounting for Asset Retirement Obligations."  SFAS 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs.  The Company adopted SFAS 143 as of August 29, 2002.  The adoption of SFAS 143 had no effect on the Company's financial position or results of operations.

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

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

The Company is exposed to market risk from changes in interest rates affecting its variable-rate debt.  As of August 27, 2003, $91.6 million was outstanding under its credit facility at prime plus 4.0%.  Additionally, the Company has $10 million in notes which bore interest at LIBOR plus 2% through the third quarter of fiscal 2003.  The total amount of debt subject to interest rate fluctuations was $101.6 million.  Assuming a consistent level of debt, a 1% change in interest rates effective from the beginning of the year would result in an increase or decrease in annual interest expense of $1.0 million.  Although the Company is not currently using interest rate swaps, it has previously used and may in the future use these instruments to manage cash flow risk on a portion of its variable-rate debt.

Relative to subordinated debt, the interest rate was increased early in the fourth quarter of 2003 by the note holders to a default rate of 10%.  The rise in the rate resulted in an increase in interest costs of $187,000 for the fourth quarter of fiscal 2003.

Item 8.  Financial Statements and Supplementary Data

LUBY'S, INC.
FINANCIAL STATEMENTS

Years Ended August 27, 2003, August 28, 2002, and August 31, 2001
with Report of Independent Auditors

Report of Independent Auditors

The Board of Directors and Shareholders of Luby's, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of Luby's, Inc. and Subsidiaries at August 27, 2003, and August 28, 2002, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended August 27, 2003.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Luby's, Inc. and Subsidiaries at August 27, 2003, and August 28, 2002, and the results of their operations and their cash flows for each of the three years in the period ended August 27, 2003, in conformity with accounting principles generally accepted in the United States.

As discussed in Note 1 to the consolidated financial statements, in 2003 the Company was required to change its method of accounting for discontinued operations.

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

/s/ERNST & YOUNG LLP
San Antonio, Texas
November 14, 2003

Luby's, Inc.
Consolidated Balance Sheets
	August 27,	August 28,
	2003	2002

	(In thousands)
ASSETS
Current Assets:
Cash	$871	$1,584
Short-term investments (see Note 2)	20,498	24,122
Trade accounts and other receivables	283	185
Food and supply inventories	1,798	2,197
Prepaid expenses	3,485	1,667
Income tax receivable	-	7,245
Deferred income taxes (see Note 3)	1,777	2,726

Total current assets	28,712	39,726
Property held for sale	32,946	8,144
Investments and other assets	547	4,642
Property, plant, and equipment - at cost, net (see Note 4)	217,676	289,967

Total assets	$279,881	$342,479

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$12,488	$19,077
Accrued expenses and other liabilities (see Note 5)	20,978	21,735
Convertible subordinated notes, net - related party (see Note 6)	6,973	-
Credit-facility debt (see Note 6)	91,559	118,448

Total current liabilities	131,998	159,260
Convertible subordinated notes, net - related party (see Note 6)	-	5,883
Accrued claims and insurance	3,729	5,142
Deferred income taxes and other credits (see Note 3)	10,579	5,460
Reserve for restaurant closings (see Note 7)	1,663	3,114
Commitments and contingencies (see Note 8)

Total liabilities	147,969	178,859

SHAREHOLDERS' EQUITY
Common stock, $.32 par value; authorized 100,000,000 shares, issued 27,403,067 shares in 2003 and 2002	8,769	8,769
Paid-in capital	36,916	37,335
Deferred compensation	(679)	(1,989)
Retained earnings	191,968	225,062
Less cost of treasury stock, 4,946,771 and 4,970,024 shares in 2003 and 2002, respectively	(105,062)	(105,557)

Total shareholders' equity	131,912	163,620

Total liabilities and shareholders' equity	$279,881	$342,479

See accompanying notes.

Luby's, Inc.
Consolidated Statements of Operations
	Year Ended

	August 27,	August 28,	August 31,
	2003	2002	2001

	(In thousands except per share data)

SALES	$318,521	$334,473	$385,416
COSTS AND EXPENSES:
Cost of food	87,048	85,275	95,835
Payroll and related costs	92,416	106,969	134,886
Occupancy and other operating expenses	97,708	101,178	113,901
Depreciation and amortization	18,104	18,122	18,652
General and administrative expenses	23,326	21,216	25,283
Provision for asset impairments and restaurant closings (see Note 7)	2,060	271	30,402

	320,662	333,031	418,959

INCOME (LOSS) FROM OPERATIONS	(2,141)	1,442	(33,543)
Interest expense	(7,610)	(7,676)	(8,135)
Other income, net	7,217	2,374	2,167

Income (loss) before income taxes	(2,534)	(3,860)	(39,511)
Provision (benefit) for income taxes (see Note 3):
Current	-	(1,719)	(5,071)
Deferred	-	687	(8,583)

	-	(1,032)	(13,654)

Income (loss) from continuing operations	(2,534)	(2,828)	(25,857)
Discontinued operations, net of taxes (see Note 7)	(30,560)	(6,825)	(6,024)

NET INCOME (LOSS)	$(33,094)	$(9,653)	$(31,881)

Income (loss) per share - before discontinued operations basic and assuming dilution (see Note 15)	(0.11)	(0.13)	(1.15)
Income (loss) per share - from discontinued operations basic and assuming dilution (see Note 15)	(1.36)	(0.30)	(0.27)

Net income (loss) per share - basic and assuming dilution (see Note 15)	$(1.47)	$(0.43)	$(1.42)

See accompanying notes.

Luby's, Inc.
Consolidated Statements of Shareholders' Equity

(In thousands)

								Accumulated
	Common Stock							Other	Total

	Issued		Treasury		Paid-In	Deferred	Retained	Comprehensive	Shareholders'

	Shares	Amount	Shares	Amount	Capital	Compensation	Earnings	Income (Loss)	Equity

Balance at August 31, 2000	27,403	$8,769	(4,983)	$(105,826)	$27,202	$-	$266,596	$-	$196,741
Net income (loss) for the year	-	-	-	-	-	-	(31,881)	-	(31,881)
Other comprehensive income (loss), net of taxes:
Cumulative effect of a change in accounting for derivative financial instruments upon adoption of SFAS 133, net of taxes of $61	-	-	-	-	-	-	-	114	114
Net derivative loss, net of taxes of $514	-	-	-	-	-	-	-	(958)	(958)
Reclassification adjustment for loss included in net income (loss), net of taxes of $71	-	-	-	-	-	-	-	133	133
Reclassification adjustment for loss recognized on termination of interest rate swaps, net of taxes of $64	-	-	-	-	-	-	-	119	119

Common stock issued under nonemployee director benefit plans	-	-	3	55	58	-	-	-	113
Deferred Compensation/Options	-	-	-	-	5,241	(5,241)	-	-	-
Noncash stock compensation expense	-	-	-	-	-	1,942	-	-	1,942
Intrinsic value of beneficial conversion feature on convertible subordinated notes	-	-	-	-	4,680	-	-	-	4,680

Balance at August 31, 2001	27,403	$8,769	(4,980)	$(105,771)	$37,181	$(3,299)	$234,715	$(592)	$171,003
Net income (loss) for the year	-	-	-	-	-	-	(9,653)	-	(9,653)
Reclassification adjustment for loss recognized on termination of interest rate swaps, net of taxes of $318	-	-	-	-	-	-	-	592	592
Noncash stock compensation expense	-	-	-	-	-	1,310	-	-	1,310
Common stock issued under nonemployee director benefit plans	-	-	10	214	154	-	-	-	368

Balance at August 28, 2002	27,403	$8,769	(4,970)	$(105,557)	$37,335	$(1,989)	$225,062	$-	$163,620

Net income (loss) for the year	-	-	-	-	-	-	(33,094)	-	(33,094)
Noncash stock compensation expense	-	-	-	-	-	1,310	-	-	1,310
Common stock issued under nonemployee director benefit plans	-	-	23	495	(419)	-	-	-	76

Balance at August 27, 2003	27,403	$8,769	(4,947)	$(105,062)	$36,916	$(679)	$191,968	$-	$131,912

See accompanying notes.

Luby's, Inc.
Consolidated Statements of Cash Flows
	Year Ended

	August 27,	August 28,	August 31,
	2003	2002	2001

	(In thousands)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(33,094)	$(9,653)	$(31,881)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Provision for (reversal of) asset impairments - discontinued operations	17,053	43	-
Provision for (reversal of) asset impairments and restaurant closings	2,060	271	30,402
Depreciation and amortization - continuing operations	18,104	18,122	18,652
Depreciation and amortization - discontinued operations	1,979	3,520	4,413
Amortization of deferred loss on interest rate swaps	-	910	183
Amortization of discount on convertible subordinated notes	1,090	482	81
(Gain) loss on disposal of property held for sale	(3,222)	(1,330)	(1,741)
(Gain) loss on disposal of property, plant, and equipment	(3,364)	270	547
Noncash nonemployee directors' fees	76	313	112
Noncash executive compensation expense	1,310	1,310	1,942

Cash (used in) provided by operating activities before changes in operating assets and liabilities	1,992	14,258	22,710
Changes in operating assets and liabilities:
(Increase) decrease in trade accounts and other receivables	(98)	173	45
(Increase) decrease in food and supply inventories	399	504	1,152
(Increase) decrease in income tax receivable	7,245	(637)	(2,859)
(Increase) decrease in prepaid expenses	(1,818)	1,098	1,716
(Increase) decrease in other assets	(201)	251	(117)
Increase (decrease) in accounts payable	(6,589)	5,381	(6,147)
Increase (decrease) in accrued claims and insurance, accrued expenses, and other liabilities	(2,170)	(7,708)	10,545
Increase (decrease) in deferred income taxes and other credits	6,068	2,939	(8,824)
Increase (decrease) in reserve for restaurant closings	(210)	(1,651)	(1,301)

Net cash (used in) provided by operating activities	$4,618	$14,608	$16,920

CASH FLOWS FROM INVESTING ACTIVITIES:
(Increase) decrease in short-term investments	$3,624	$(4,138)	$(19,984)
Proceeds from disposal of property held for sale	19,178	3,609	7,825
Proceeds from disposal of property, plant, and equipment	7,813	-	-
Purchases of property, plant, and equipment	(9,057)	(13,097)	(17,630)

Net cash (used in) provided by investing activities	21,558	(13,626)	(29,789)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from convertible subordinated notes	-	-	10,000
Issuance (repayment) of debt, net	(26,889)	(3,552)	6,000
Cash paid upon termination of interest rate swaps	-	-	(1,092)
Proceeds from (payments on) borrowing against cash surrender value of officers' life insurance	-	-	3,623
Proceeds received on the exercise of employee stock options	-	55	-
Dividends paid	-	-	(2,242)

Net cash (used in) provided by financing activities	(26,889)	(3,497)	16,289

Net increase (decrease) in cash	(713)	(2,515)	3,420
Cash at beginning of year	1,584	4,099	679

Cash at end of year	$871	$1,584	$4,099

See accompanying notes.

Luby's, Inc.
Notes to Consolidated Financial Statements

Fiscal Years 2003, 2002, and 2001

Note 1.  Nature of Operations and Significant Accounting Policies

Nature of Operations
Luby's, Inc. and Subsidiaries (the Company), is based in San Antonio, Texas.  As of August 27, 2003, the Company owned and operated 148 restaurants, with 133 in Texas and the remainder in six other states.  The Company's restaurants are located convenient to shopping and business developments as well as to residential areas.  Accordingly, the restaurants appeal primarily to shoppers, travelers, store and office personnel at lunch, and to families at dinner.

Principles of Consolidation
The accompanying consolidated financial statements include the accounts of Luby's, Inc. and its wholly owned subsidiaries.  All significant intercompany accounts and transactions have been eliminated in consolidation.

Inventories
The food and supply inventories are stated at the lower of cost (first-in, first-out) or market.

Property Held for Sale
Property held for sale is stated at the lower of cost or estimated net realizable value.

Depreciation and Amortization
The Company depreciates the cost of plant and equipment over their estimated useful lives using the straight-line method.  Leasehold improvements are amortized over the related lease lives, which are in some cases shorter than the estimated useful lives of the improvements.

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

Fiscal Year
In fiscal year 2002, the Company changed its reporting-period measurement to 13 four-week periods from 12 calendar months.  The first period of fiscal year 2002 began September 1, 2001, and covered 26 days, and all subsequent periods covered 28 days.  Fiscal year 2002 ended on August 28, 2002, and contained 362 days, compared to 364 days in fiscal 2003.

Advertising Expenses
Advertising costs are expensed as incurred.  Total advertising expense was $1.1 million, $889,000, and $7.5 million in fiscal 2003, 2002, and 2001, respectively, of which $80,000, $0, and $1.5 million in fiscal 2003, 2002, and 2001, respectively, related to stores included in discontinued operations and was reclassified accordingly.

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

The following table illustrates the effect on net income and earnings per share if the Company had converted to the fair-value method of expensing stock options, as alternatively allowed under FAS 123:

	August 27,	August 28,	August 31,
	2003	2002	2001

	(In thousands)

Net (loss), as reported	$(33,094)	$(9,653)	$(31,881)
Add: Stock-based employee compensation expense included
in reported net (loss), net of related tax effects(a)	1,310	852	1,262
Deduct: Total stock-based employee compensation expense determined
under fair-value-based method for all awards, net of related tax effects(a)	(1,325)	(1,645)	(945)

Pro forma net (loss)	$(33,109)	(10,446)	(31,564)

Earnings per share:
Basic and assuming dilution - as reported(b)	$(1.47)	(0.43)	(1.42)

Basic and assuming dilution - pro forma(b)	$(1.47)	(0.47)	(1.41)

(a)	Income taxes have been offset by a valuation allowance in 2003. See Note 3 of the Notes to Consolidated Financial Statements.

(b)

As the Company had net losses for the years ended August 27, 2003, August 28, 2002, and August 31, 2001, earnings per share assuming dilution equals basic earnings per share since potentially dilutive securities are antidilutive in loss periods.

Comprehensive Income
Comprehensive income (loss) includes adjustments for certain revenues, expenses, gains, and losses that are excluded from net income in accordance with accounting principles generally accepted in the United States, such as adjustments to the interest rate swaps.

Earnings Per Share
The Company presents basic income (loss) per common share and diluted loss per common share in accordance with SFAS 128, "Earnings Per Share."  Basic income (loss) per share is computed by dividing net income (loss) by the weighted-average number of shares outstanding during each period presented.  In fiscal years 2003, 2002, and 2001, basic and diluted loss per share were the same due to the antidilutive effect of options in loss periods.

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

New Accounting Pronouncements
In August 2001, the FASB issued Statement of Financial Accounting Standards No. 144 ("SFAS 144") "Accounting for the Impairment or Disposal of Long-Lived Assets."  The Company was required to adopt SFAS 144 as of August 29, 2002.  The adoption of SFAS 144 extended the reporting of discontinued operations to all components of an entity from a segment of an entity.  In the current year, all qualifying disposal plans were reported as discontinued operations, and operations related to those disposals in prior years were reclassified as required.  The results of disposal plans prior to the adoption were included in continuing operations for all periods presented.

In July 2002, the FASB issued Statement of Financial Accounting Standards No. 146 ("SFAS 146"), "Accounting for Costs Associated with Exit or Disposal Activities," which nullifies EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)."  SFAS 146 requires that costs associated with an exit or disposal activity be recognized only when the liability is incurred (that is, when it meets the definition of a liability in the FASB's conceptual framework).  SFAS 146 also establishes fair value as the objective for initial measurement of liabilities related to exit or disposal activities.  SFAS 146 is effective for exit or disposal activities that are initiated after December 31, 2002.  The Company adopted SFAS in the first quarter of fiscal 2003.

In November 2002, the FASB issued Interpretation No. 45 (FIN 45), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others."  For certain guarantees issued after December 31, 2002, FIN 45 requires a guarantor to recognize, upon issuance of a guarantee, a liability for the fair value of the obligations it assumes under the guarantee.  Guarantees issued prior to January 1, 2003, are not subject to liability recognition, but are subject to expanded disclosure requirements.  The Company does not believe that the adoption of this Interpretation has had a material effect on its consolidated financial position or statement of operations.

In January 2003, FASB issued Interpretation No. 46 (FIN 46), an interpretation of Accounting Research Bulletin No. 51, which requires the Company to consolidate variable interest entities for which it is deemed to be the primary beneficiary and disclose information about variable interest entities in which it has a significant variable interest.  FIN 46 became effective immediately for variable interest entities formed after January 31, 2003, and effective for periods ending after December 15, 2003, for any variable interest entities formed prior to February 1, 2003.  The Company does not believe that this Interpretation will have a material impact on its consolidated financial statements.

In April 2002, the FASB issued Statement of Financial Accounting Standards No. 145 ("SFAS 145"), "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections," which requires that the extinguishment of debt not be considered an extraordinary item under APB Opinion No. 30 ("APB 30"), "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," unless the debt extinguishment meets the "unusual in nature and infrequent of occurrence" criteria in APB 30.  SFAS 145 is effective for fiscal years beginning after May 15, 2002, and, upon adoption, companies must reclassify prior period items that do not meet the extraordinary item classification criteria in APB 30.  The Company adopted SFAS 145 and related rules as of August 29, 2002.  The adoption of SFAS 145 had no effect on the Company's financial position or results of operations.

In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150 ("SFAS 150"), "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity."  This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity.  It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances).  The provisions of this Statement are effective for financial instruments entered into or modified after May 31, 2003, and otherwise are effective at the beginning of the first interim period beginning after June 15, 2003.  The adoption of this Statement did not have an impact on the Company's financial results of operations and financial position.

In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities," which amends and clarifies financial accounting and reporting derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities."  This statement is effective for contracts entered into or modified and for hedging relationships designated after June 30, 2003.  The adoption of this statement did not have a impact on the Company's operating results or financial position.

In August 2001, the FASB issued Statement of Accounting Standards No. 143 ("SFAS 143"), "Accounting for Asset Retirement Obligations."  SFAS 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs.  The Company adopted SFAS 143 as of August 29, 2002.  The adoption of SFAS 143 had no effect on the Company's financial position or results of operations.

Reclassifications
Certain prior year amounts have been reclassified to conform to the current year presentation.  Further, the Company's new business plan, as approved in fiscal 2003, called for the closure of approximately 50 locations.  In accordance with SFAS 144, the entire fiscal activity of the applicable closures completed through the end of the 2003 fiscal year were recorded to discontinued operations.  For comparison purposes, the net activity for the same locations closed in fiscal 2003 have also been reclassified to discontinued operations in prior fiscal years.

Note 2.  Short-Term Investments

The Company maintained a balance of $20.5 million and $24.1 million in short-term investments as of August 27, 2003, and August 28, 2002, respectively.  Cash resources were invested in money-market funds and time deposits.  As of August 27, 2003, approximately $2.3 million of the Company's short-term investments was also pledged as collateral for four separate letters of credit.  There have been no draws upon these letters of credit.

Note 3.  Income Taxes

The following is a summarization of deferred income tax assets and liabilities as of the current and prior fiscal year-end:

	August 27,	August 28,
	2003	2002

	(In thousands)
Net deferred long-term income tax liability and other credits	$(10,579)	$(5,460)
Other credits	1,523	1,653

Net deferred long-term income tax liability	(9,056)	(3,807)
Net deferred short-term income tax asset	1,777	2,726

Net deferred income tax liability	$(7,279)	$(1,081)

The tax effect of temporary differences results in the following deferred income tax assets and liabilities as of the current and prior fiscal year-end:

	August 27,	August 28,
	2003	2002

	(In thousands)
Deferred income tax assets:
Workers' compensation, employee injury, and general liability claims	$2,429	$3,501
Deferred compensation	2,283	1,806
Asset impairments and restaurant closure reserves	20,224	19,243
Net operating losses	11,086	-

Subtotal	36,022	24,550
Valuation allowance	(11,113)	-

Total deferred income tax assets	24,909	24,550
Deferred income tax liabilities:
Depreciation and amortization	29,390	23,650
Other	2,798	1,981

Total deferred income tax liabilities	32,188	25,631

Net deferred income tax liability	$(7,279)	$(1,081)

The reconciliation of the benefit for income taxes to the expected income tax benefit from continuing operations computed using the statutory tax rate was as follows:

	2003		2002		2001

	Amount	%	Amount	%	Amount	%

	(In thousands and as a percent of pretax income)

Normally expected income tax benefit	$(887)	(35.0)%	$(1,351)	(35.0)%	$(13,829)	(35.0)%
State income taxes	-	-	-	-	125	0.3
Jobs tax credits	(218)	(8.6)	(218)	(5.6)	(381)	(1.0)
Other differences	254	10.0	537	13.9	431	1.1
Valuation allowance	851	33.6	-	-	-	-

	$-	-%	$(1,032)	(26.7)%	$(13,654)	(34.6)%

The income tax benefit in fiscal 2003 from continuing operations and discontinued operations is entirely offset by the valuation allowance.  Approximately $3.7 million and $3.2 million in income tax benefit is included in discontinued operations for the 2002 and 2001 fiscal years, respectively.

Due to the Company's loss position, no federal income taxes have been paid in fiscal 2003, 2002, or 2001.  The Company generated a tax operating loss carryforward of approximately $31.7 million for the fiscal year ended August 27, 2003, which would expire in 2023 if not utilized.  The tax benefit for book purposes of $11.1 million was netted against a valuation allowance because loss carrybacks were exhausted with the fiscal 2002 tax filing, making the realization of loss carryforward utilization uncertain.

Historically, the Company has been periodically reviewed by the Internal Revenue Service.  The Company is currently under review for the 2002, 2001, and 2000 fiscal years.  Management believes that adequate provisions for income taxes have been reflected in the financial statements and is not aware of any significant exposure items.

Note 4.  Property, Plant, and Equipment

The cost and accumulated depreciation of property, plant, and equipment at August 27, 2003, and August 28, 2002, together with the related estimated useful lives used in computing depreciation and amortization, were as follows:

	August 27,	August 28,	Estimated
	2003	2002	Useful Lives

	(In thousands)
Land	$55,259	$73,664	─
Restaurant equipment and furnishings	108,183	138,846	3 to 15 years
Buildings	191,521	236,806	20 to 40 years
Leasehold and leasehold improvements	21,989	33,107	Term of leases
Office furniture and equipment	11,710	12,330	5 to 10 years
Transportation equipment	574	811	5 years

	389,236	495,564
Less accumulated depreciation and amortization	(171,560)	(205,597)

	$217,676	$289,967

Note 5.  Current Accrued Expenses and Other Liabilities

Current accrued expenses and other liabilities as of the current and prior fiscal year-end consist of:

	August 27,	August 28,
	2003	2002

	(In thousands)

Salaries, compensated absences, incentives, and bonuses	$5,476	$4,986
Taxes, other than income	6,951	6,833
Accrued claims and insurance	5,584	7,888
Rent, legal, and other	2,967	2,028

	$20,978	$21,735

Note 6.  Debt

Debt/New Business Plan
During the mid-1990's, the Company entered into a revolving line of credit with a bank group.  It was primarily used for financing long-term objectives, including capital acquisitions and a stock repurchase program.  Capacity under that credit facility was fully exhausted in fiscal 2001, at which time the Company was unable to draw further advances under the agreement.  Since then, existing management has financed its capital acquisitions and working capital needs through careful cash management and the provision of an additional $10 million in financing in fiscal 2001 from the Company's CEO and the COO.

Current management recognized the need to arrange financing that would better match long-term assets with the existing debt.  Accordingly, early in the second quarter of fiscal 2003, the Company executed a commitment letter with a third-party lender for an $80 million loan to replace that amount of debt in the existing credit facility.  Simultaneously, when the current bank group provided a waiver and amendment, it also added a stipulation that required the new $80 million financing be completed and funded by January 31, 2003.  However, the Company was unable to finalize the new financing arrangement because of changes in the proposed agreement terms that the Company believed were not in its best interest.  This led to a default under the credit facility that the Company is currently focused on rectifying.  Even though the lack of replacement financing caused a default, the Company was in compliance with its financial performance covenants at the end of the quarter and no default in interest payments has occurred as of the date this SEC report was filed.  Also as of that date, the existing bank group has taken no formal action other than to notify the Company that it reserves all of its rights and remedies.

Management has actively communicated with the credit-facility bank group, while working on its new business plan that is focused on returning the Company to profitability.  The Company also engaged the financial advisory firms of Morgan Joseph & Co. and ING Capital LLC ("Morgan-ING") to review the new plan.

After thorough review of several strategic alternatives - including the new business plan - and after consultation with the Morgan-ING advisors, the Company's Board of Directors approved the plan on March 29, 2003.  Subsequent to Board approval, management initiated immediate implementation of the plan, which calls for closure of approximately 50 of the Company's operating stores.  In cases where those properties are owned by the Company, the proceeds from the sale of the properties are being used to pay down bank debt under the existing agreement.  The first 43 of those 50 restaurants were closed by the end of fiscal 2003.  Most of the remaining locations are leased units that will close as soon as commercially feasible after negotiations with landlords or at the end of lease terms that expire in the near future.

With the assistance of Morgan-ING, the Company continues to have constructive discussions with its credit-facility lenders.  In the meantime, the Company is focused on day-to-day operations and the implementation of its new strategic plan.  Initially, cash resources have been reduced pursuant to the new plan, especially relative to lease settlements and termination costs.  The Company used part of its fiscal 2002 federal income tax refund of $13.4 million to support cash needs during the initial stages of the plan.

Over a time span starting in the third quarter of fiscal 2003 through the fourth quarter of fiscal 2004, the Company expects to report net losses from discontinued operations, including charges for impairment and store closures due to its decision to close the locations specified in the new business plan.  To date through the 2003 fiscal year-end, $30.6 million has been incurred.  In fiscal year 2004, the Company expects more carrying and settlement costs; however, it also expects that these amounts will ultimately be offset by certain property gains through the next fiscal year.  As explained in Note 1 above, the Company adjusts its property held for sale to the lower of cost or net realizable value.  Relative to that process, while the Company had net book values that had to be written down, it also had net book values that could not be written up before the actual sale.  The anticipated gains relate to those assets that could not be written up.

Through the end of fiscal 2003, the Company recorded noncash impairment charges of approximately $19.2 million, which were included in discontinued operations.  The assets of these individual operating units have been written down to their net realizable values and are being actively marketed for sale.  The impairment charges were reduced by $2.1 million in gains on the sale of certain properties held for sale as part of the new business plan.  The Company also recorded the related fiscal year-to-date net operating results, employee terminations, lease settlements, and basic carrying costs of the closed units in discontinued operations.

The Company also incurred approximately $2.3 million in impairment costs that were charged to continuing operations.  The impairments in this category were slightly offset by $223,000 in gains on the sale of other properties held for sale.  The net amount primarily reflects impairments on properties designated for closure under the new business plan but not yet closed.  Most properties designated for closure prior to the new business plan were primarily lease locations.  The impairments were computed with the aid of discounted cash flow models that are consistent with those used in prior years.

The reserve for store closures balance as of August 27, 2003, related to the 2001 asset disposal plan.

Credit-Facility Debt
At August 28, 2002, the Company had a credit-facility balance of $118.4 million with the bank group (a syndicate of four banks).   In accordance with provisions of that credit facility, the Company paid the outstanding balance down by $26.9 million during fiscal 2003 primarily from proceeds received from the sale of real and personal property.  As a result, the balance was lowered to $91.6 million at the end of fiscal 2003.  The interest rate was prime plus 4.0% and prime plus 1.5% at August 27, 2003, and August 28, 2002, respectively.  The Company is current on all interest payments due under the credit facility.

As of August 27, 2003, $219.1 million of the Company's total book value, or 78.3% of its total assets, including the Company's owned real estate, improvements, equipment, and fixtures, was pledged as collateral under the credit facility.  Although the current lenders have reserved all of their rights and remedies as a result of the January 31, 2003, default - including the right to demand immediate repayment of the entire outstanding balance or the right to pursue foreclosure on the assets pledged as collateral - they have not announced any intention to take such action.

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the ordinary course of business.  There can be no assurances that the Company's credit defaults will be resolved in the near future.  However, it is focused on constructive discussion with all of its lenders to do so.

Subordinated Debt
On March 9, 2001, the Company's CEO and COO, Christopher J. Pappas and Harris J. Pappas, respectively, committed to lending the Company a total of $10 million in exchange for convertible subordinated notes that were funded in the fourth quarter of fiscal 2001.  The notes, as formally executed, bore interest at LIBOR plus 2%, payable quarterly.

The subordinated notes include a cross-default provision that is tied to the Company's credit facility.  The Company was notified of the declared default by the note holders just after the end of the third quarter of fiscal 2003.  Also pursuant to the terms of the note, it was determined that the quarterly interest payment made effective March 1, 2003, could not be retained by the note holders, who in turn forwarded the payment of approximately $84,000 to the bank group.  That amount was applied to the principal of the credit facility after the end of the third quarter.  Furthermore, no principal or interest payments may be made to the subordinated note holders while the credit-facility debt is in default.  This restriction in turn caused a second default.  The note holders waived all defaults through May 19, 2003, yet they have reserved all of their rights and remedies associated with the debt.  Effective May 20, 2003, the notes bear interest at 10% per year.  Even if the Company's performance covenants are cured under the senior credit facility, continuation of the default with respect to the subordinated notes will continue to result in a default on the senior indebtedness under existing cross-default provisions.

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

Initially, the conversion feature was amortized over the ten-year term of the notes.  The subordinated note defaults triggered an acceleration of the discount amortization over the remaining term of the senior debt, which is currently set to mature in October 2004.  That shorter amortization time frame was determined to be appropriate as the notes are subordinate to the credit facility and, accordingly, no payoff of those notes could occur before the debt of the senior creditors is addressed.

The carrying value of the notes at August 27, 2003, net of the unamortized discount, was approximately $7.0 million.  The comparative carrying value of the notes at August 28, 2002, was approximately $5.9 million.

Interest Expense
Total interest expense incurred for 2003, 2002, and 2001 was $10.3 million, $10.3 million, and $12.0 million, respectively.  Excluding the deferred interest payments and the debt discount amortization on the Company's subordinated notes described above, interest paid approximated $8.8 million, $9.8 million, and $11.9 million in fiscal 2003, 2002, and 2001, respectively.

Interest expense of approximately $2.7 million, $2.6 million, and $3.5 million, in fiscal years 2003, 2002, and 2001, respectively, has been allocated to discontinued operations based upon the debt that is required to be repaid as a result of the disposal transactions.

The amount of interest cost capitalized on qualifying properties in 2001 was $336,000.  No amounts were capitalized on qualifying properties in 2003 or 2002.

Note 7.  Impairment of Long-Lived Assets and Store Closings

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

In fiscal 2003, 2002, and 2001, the Company recorded charges to continuing operations of $2.1 million, $271,000, and $30.4 million, respectively, for asset impairment and store-closure costs.  Relative to fiscal 2003, the Company incurred impairment charges of approximately $2.3 million, offset by the gains on the sale of other properties of approximately $223,000.  These charges related primarily to leased properties designated for closure under the new business plan that did not meet the property held for sale criteria under SFAS 144, as the units are currently in operation and will remain open during initial lease negotiations.

No restaurants were impaired during fiscal 2002.  The Company closed one restaurant not previously designated for closure.  The net provision for asset impairment and restaurant closings included the labor termination costs and the loss associated with closing the restaurant, which were both offset by the charge reversals for two lease settlements that were slightly more favorable than originally anticipated.

Fiscal 2003 Restaurant Impairments and Closings
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

In the third quarter of fiscal 2003, the Company finalized and began implementing a business plan, which calls for the closure of approximately 50 of the Company's operating stores.  In cases where those properties are owned by the Company, the proceeds from the sale of the properties are being used to pay down bank debt under the existing agreement.  In cases where the properties are leased, the Company has settled leases, is pursuing lease settlement negotiations, or will allow lease terms to expire in the near future.  Most lease settlement negotiations are expected to be completed by the end of the 2004 fiscal year.

Of the approximately 50 stores identified in the new business plan, 43 have been closed as of August 27, 2003.  In accordance with the plan, the entire fiscal activity of the applicable stores closed through the end of the 2003 fiscal year were reclassified to discontinued operations.  For comparison purposes, in prior fiscal years the entire activity for the same locations closed in fiscal 2003 have also been reclassified to discontinued operations.

The operating results of 43 closed stores for all periods presented have been reclassified and reported as discontinued operations.  Total charges to discontinued operations were $30.6 million, $6.8 million, and $6.0 million in fiscal 2003, 2002, and 2001, respectively.  Included in discontinued operations, primarily charged within the third quarter of fiscal 2003, were noncash impairment charges of approximately $19.2 million, offset by gains on the sale of properties of $2.1 million, for a net impairment charge of $17.1 million.

After the original designation of stores, two were removed from the list and replaced by two other locations.  Specifically, one in Bossier City, Louisiana, and one in Houston, Texas, were neutrally exchanged for one location in San Antonio, Texas, and one in Lufkin, Texas.

The following are the sales and pretax losses reported in discontinued operations for the 43 closed stores:

	Quarter Ended		Year Ended

	August 27,	August 28,	August 27,	August 28,
	2003	2002	2003	2002

	(84 days)	(84 days)	(364 days)	(362 days)
	(In thousands)
Sales	$ 2,496	$18,887	$ 40,950	$64,592
Pretax losses - including noncash impairments	(3,249)	(3,302)	(30,560)	(10,500)

The impairment charges included above relate to properties closed and designated for immediate disposal.  The assets of these individual operating units have been written down to their net realizable values.  In turn, the related properties have either been sold or are being actively marketed for sale.  All dispositions are expected to be completed within one year.  Within discontinued operations, the Company also recorded the related fiscal year-to-date net operating results, allocated interest expense, employee terminations, lease settlements, and basic carrying costs of the closed units.

Pursuant to the new business plan and expectations of its bank group, the Company is committed to applying the proceeds from the sales of closed restaurants to pay down its credit-facility debt.  Of the total paid down in the fourth quarter of fiscal 2003, $10.6 million resulted from sales proceeds for which their financial results were charged to discontinued operations.

As of August 27, 2003, the Company also had $29.5 million of its property held for sale related to closed stores, with results included in discontinued operations.  Management therefore estimated the total proceeds related to the business plan disposals and to the discontinued operations was the combined amount of $40.1 million.

In accordance with Emerging Issues Task Force (EITF) 87-24, "Allocation of Interest to Discontinued Operations," interest on debt that is required to be repaid as a result of a disposal transaction should be allocated to discontinued operations.  Accordingly, the Company has reclassified approximately $2.7 million, $2.6 million, and $3.5 million in interest expense to that category in fiscal 2003, 2002, and 2001, respectively.  The basis of the reclassifications was an application of the credit facility's historical effective interest rates to a portion of the estimated total debt to be paid down with property proceeds from the sale of locations included in discontinued operations.

The Company does not accrue employee settlement costs; these charges are expensed as incurred.

As the Company has formally settled lease terminations or has reached definitive terms to terminate leases, the related charges have been recorded.  As of August 27, 2003, the Company had accrued approximately $1.5 million in lease settlement costs.  The Company did not accrue future rental costs in instances where locations closed, yet management has the ability to sublease.

Fiscal 2002 Property Held for Sale
At August 28, 2002, the Company had $8.1 million in property held for sale.  This included nine closed restaurants and six undeveloped land sites that related to prior disposal plans.  The results of those locations are included in continuing operations.  Of this amount, six properties, or $3.5 million, remained unsold as of August 27, 2003.  The Company remains committed to selling these properties by the end of 2004 and using the proceeds to pay down debt.

Reserve for Restaurant Closings
At August 27, 2003, and August 28, 2002, the Company had a reserve for restaurant closings of $1.7 million and $3.1 million, respectively.  The reserve balances as of both fiscal year-ends related to the 2001 asset disposal plan.  All material cash outlays associated with earlier disposal plans were completed in the 2001 fiscal year.

The remaining balance as of fiscal 2003 related to pending lease negotiations from the 2001 plan.  The following is a summary of the types and amounts recognized as accrued expenses or accrual reductions together with cash payments made against such accruals for the three years ended August 27, 2003:

	Reserve Balance

	Lease Settlement Costs	Legal and Professional Fees	Workforce Severance	Other Exit Costs	Total Reserve

	(In thousands)

As of August 31, 2000	$765	$375	$375	$300	$1,815
Additions (reductions)	4,196	(375)	(59)	693	4,455
Cash payments	(755)	-	(316)	(693)	(1,764)

As of August 31, 2001	4,206	-	-	300	4,506
Additions (reductions)	(373)	-	-	-	(373)
Cash payments	(856)	-	-	(163)	(1,019)

As of August 28, 2002	2,977	-	-	137	3,114
Additions (reductions)	(1,163)	-	-	(78)	(1,241)
Cash payments	(151)	-	-	(59)	(210)

As of August 27, 2003	$1,663	$-	$-	$-	$1,663

Note 8.  Commitments and Contingencies

Officer Loans
In fiscal 1999, the Company guaranteed loans of approximately $1.9 million relating to purchases of Luby's stock by various officers of the Company pursuant to the terms of a shareholder-approved plan.  Under the officer loan program, shares were purchased and funding was obtained from JPMorgan Chase Bank, one of the four members of the bank group that participate in the Company's credit facility.  Per the original terms of the agreements, these instruments only required annual interest to be paid by the individual debtors, with the entire principal balances due upon their respective maturity dates, which occur during the period from January through March of 2004, unless extended by the note holders.

At both August 27, 2003, and August 28, 2002, the notes had a combined outstanding balance of approximately $1.6 million.  The underlying guarantee on these loans includes a cross-default provision.  The Company received notice from JPMorgan Chase Bank that the default in the Company's credit facility led to a default in the officer loans.  JPMorgan Chase Bank initially requested that the Company repurchase the notes; however, such action cannot be completed without comprehensive resolution with the entire bank group.  On July 10, 2003, JPMorgan Chase Bank notified the Company that although it continues to reserve all rights and remedies, it has not elected to pursue those rights and remedies in order to allow further discussions among the bank group.  This notice did not constitute a waiver.  The Company is therefore working constructively with all members of the bank group in an effort to cure all defaults and satisfactorily meet each lender's expectations.

In the event of individual debtor default, the Company could be required to purchase the loans from JPMorgan Chase Bank, become holder of the notes, record the receivables, and pursue collection.  The purchased Company stock has been and can be used by borrowers to satisfy a portion of their loan obligation.  As of August 27, 2003, based on the market price on that day, approximately $213,000, or 13.2% of the note balances, could have been covered by stock, while approximately $1.4 million, or 86.8%, would have remained outstanding.

Pending Claims
The Company is presently, and from time to time, subject to pending claims and lawsuits arising in the ordinary course of business.  In the opinion of management, the resolution of any pending legal proceedings will not have a material adverse effect on the Company's operations or consolidated financial position.

Surety Bonds
At August 27, 2003, surety bonds in the amount of $6.0 million have been issued as security for the payment of insurance obligations classified as accrued expenses on the balance sheet.

Note 9.  Leases

The Company conducts part of its operations from facilities that are leased under noncancelable lease agreements.  Approximately 90.8% of the leases contain renewal options ranging from five to thirty years.

Most leases include periodic escalation clauses.  In accordance with those clauses, the Company records increases in rent expense as they become applicable.  Accordingly, the Company does not follow the straight-line rent method as prescribed by SFAS 13 under generally accepted accounting principles; however, management does not believe the variation from the straight-line method is material to the Company's results of operations and financial position.

Annual future minimum lease payments under noncancelable operating leases as of August 27, 2003, are as follows:

Year Ending:	(In thousands)

August 25, 2004	$5,098
August 31, 2005	4,719
August 30, 2006	4,250
August 29, 2007	3,763
August 27, 2008	3,478
Thereafter	16,484

Total minimum lease payments	$37,792

Most of the leases are for periods of ten to twenty-five years and provide for contingent rentals based on sales in excess of a base amount.  Total rent expense for operating leases for the last three fiscal years was as follows:

	Year Ended

	August 27,	August 28,	August 31,
	2003	2002	2001

	(In thousands)

Minimum rentals	$6,112	$6,512	$6,914
Contingent rentals	507	770	437

	$6,619	$7,282	$7,351

Percent of sales	2.1%	2.2%	1.9%

See Note 13 for lease payments associated with related parties.

Note 10.  Employee Benefit Plans and Agreements

Executive Stock Options
In connection with their employment agreements effective March 9, 2001, the CEO and the COO were granted approximately 2.2 million stock options at a strike price of $5.00 per share, which was below the quoted market price on the date of grant.  From that date through fiscal 2004, the Company will recognize a total of $5.2 million in noncash compensation expense associated with these options.  Totals of $1.3 million were recognized for both fiscal 2003 and 2002, respectively.  Of the $5.2 million to be recognized, $4.6 million has been recognized to date, while $679,000 remains to be amortized.

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

During 1999, the Company authorized 2.0 million shares of the Company's common stock for a new plan.  Under its terms, including the 1999 authorization, nonqualified stock options, incentive stock options, and other types of awards for not more than 4.9 million shares of the Company's common stock may be granted to eligible employees of the Company.  As previously stated, the Company also granted 2.2 million options to the CEO and the COO in conjunction with their employment agreements.  Neither individual has exercised any of those options.

The following is a summary of activity in the Company's incentive stock plan and the executive stock options for the three years ended August 27, 2003, August 28, 2002, and August 31, 2001:

	Weighted-
	Average Exercise
	Price Per Share -	Options
	Options Outstanding	Outstanding

Balances - August 31, 2000	$15.30	2,295,541
Granted	5.26	2,958,000
Cancelled or expired	13.95	(747,300)
Exercised	-	-

Balances - August 31, 2001	8.93	4,506,241
Granted	6.21	133,500
Cancelled or expired	14.10	(435,306)
Exercised	5.44	(10,100)

Balances - August 28, 2002	8.31	4,194,335
Granted	1.98	28,000
Cancelled or expired	12.49	(302,737)

Balances - August 27, 2003	$ 7.96	3,919,598

Balances of Exercisable Options as of:

August 31, 2001	1,441,490
August 28, 2002	2,242,095
August 27, 2003	3,029,098

Exercise prices for options outstanding as of August 27, 2003, range from $1.98 to $22.75 per share.  The weighted-average remaining contractual life of these options is 5.35 years.  Excluding 1,680,000 executive stock options with an exercise price of $5.00 per share, the exercisable options as of August 27, 2003, have a weighted-average exercise price of $13.09 per share.

Options Outstanding and Exercisable by Price Range
As of August 27, 2003

Options Outstanding					Options Exercisable

				Weighted
			Number	Average	Weighted	Number	Weighted
Range of			Outstanding	Remaining	Average	Exercisable	Average
Exercise Prices			As of 8/27/03	Contractual Life	Exercise Price	As of 8/27/03	Exercise Price

$1.9800	-	$1.9800	28,000	9.43	$1.9800	0	$0
5.0000	-	5.0000	2,240,000	7.53	5.0000	1,680,000	5.0000
5.4375	-	6.6500	395,150	3.57	5.5576	211,275	5.5326
6.7000	-	12.0625	395,750	3.22	10.2761	292,125	10.4491
13.9375	-	15.4375	677,887	1.44	15.1130	662,887	15.1056
15.9375	-	18.0625	49,979	1.82	16.5710	49,979	16.5710
19.1250	-	19.1250	109,500	0.28	19.1250	109,500	19.1250
20.2500	-	20.2500	10,000	3.38	20.2500	10,000	20.2500
21.6250	-	21.6250	5,000	2.38	21.6250	5,000	22.6250
22.7500	-	22.7500	8,332	0.13	22.7500	8,332	22.7500

$1.9800	-	$22.7500	3,919,598	5.35	$7.9564	3,029,098	$8.6023

At August 27, 2003, and August 28, 2002, the number of incentive stock option shares available to be granted under the plans was 935,966 and 653,561 shares, respectively.

The weighted-average fair value of the individual options granted during 2003, 2002, and 2001 was estimated at $0.94, $3.38, and $3.16, respectively, on the date of grant.  The fair values were determined using a Black-Scholes option pricing model with the following assumptions:

	2003	2002	2001

Dividend yield	-%	-%	-%
Volatility	0.51	0.35	0.41
Risk-free interest rate	3.02%	3.56%	4.44%
Expected life	5.00	6.18	8.65

Supplemental Executive Retirement Plan
The Company has a Supplemental Executive Retirement Plan (SERP) for key executives and officers.  The SERP is a "target" benefit plan, with the annual lifetime benefit based upon a percentage of average salary during the final five years of service at age 65, offset by several sources of income including benefits payable under deferred compensation agreements, if applicable, the profit sharing plan, and Social Security.  SERP benefits will be paid from the Company's assets.  The net expense incurred for this plan for the years ended August 27, 2003, August 28, 2002, and August 31, 2001, was $67,000, $64,000, and $296,000, respectively, and the unfunded accrued pension liability as of August 27, 2003, August 28, 2002, and August 31, 2001, was approximately $709,000, $665,000, and $622,000, respectively.

401(k) Plan
The Company also has a voluntary 401(k) employee savings plan to provide substantially all employees of the Company an opportunity to accumulate personal funds for their retirement.  These contributions may be made on a pre-tax basis to the plan, and the Company matches 25% of participants' contributions of up to 4% of their salary.  The net expense recognized in connection with the employer match feature of the voluntary 401(k) employee savings plan for the years ended August 27, 2003, August 28, 2002, and August 31, 2001, was $252,000, $311,000, and $270,000, respectively.

Deferred Compensation Plan
During 1999, the Company established a nonqualified deferred compensation plan for highly compensated executives allowing deferral of a portion of their annual salary and up to 100% of bonuses before taxes.  The Company does not match any deferral amounts and retains ownership of all assets until distributed.  The liability under this deferred compensation plan at August 27, 2003, August 28, 2002, and August 31, 2001, was approximately $57,000, $54,000, and $70,000, respectively.  The Company terminated the plan after the end of fiscal 2003, and the funds will be distributed in fiscal 2004.

Profit Sharing Plan
After the end of fiscal 2003, the Company initiated steps to terminate the Company's profit sharing and retirement plan (the Plan).  The Company intends to complete the termination process, including distributions to all Plan participants in fiscal 2004.  Through fiscal 2003, the Plan covered substantially all employees who had attained the age of 21 years and had completed one year of continuous service.  It was administered by a corporate trustee, was a "qualified plan" under Section 401(a) of the Internal Revenue Code, and provided for the payment of the employee's vested portion of the Plan upon retirement, termination, disability, or death.  The Plan had been funded by contributions of a portion of the net earnings of the Company and was amended effective August 31, 2001, to make all contributions discretionary.  No annual contributions to the Plan were made in fiscal 2003, 2002 or 2001.

Note 11.  Derivative Financial Instruments

The Company adopted Statement of Financial Accounting Standards No. 133 (SFAS 133), "Accounting for Derivative Instruments and Hedging Activities," and its amendments, Statement Nos. 137 and 138, on September 1, 2000.  SFAS 133 requires that all derivative instruments be recorded on the balance sheet at fair value.  Pursuant to this Standard, the Company designated its Interest Rate Protection Agreements (Swaps) as cash flow hedge instruments.  Swaps were used to manage exposure to interest rate movement by effectively changing the variable rate to a fixed rate.  The critical terms of the Swaps and the interest-bearing debt associated with the Swaps were the same; therefore, the Company concluded that there was no ineffectiveness in the hedge relationship.  Due to declining interest rates and in anticipation of additional future unfavorable interest rate changes, the Company terminated the Swaps on July 2, 2001, for a cash payment of $1.3 million, including accrued interest of $163,000.  Changes in fair value of the Swaps were recognized in other comprehensive income (loss), net of tax effects, until the hedged items were recognized in earnings.

In accordance with SFAS 133, the loss of $1.1 million was recognized as interest expense over the original term of the Swaps (through June 30, 2002).  At August 28, 2002, there was no balance in accumulated other comprehensive loss.

Note 12.  Comprehensive Income (Loss)

As noted above, due to the decline in interest rates and in anticipation of additional unfavorable interest rate changes, the Company terminated the Swaps on July 2, 2001.  The loss associated with the termination was recognized as interest expense over the original term of the swaps, through June 30, 2002.  At August 28, 2002, there was no balance in accumulated other comprehensive loss.  The Company did not acquire any additional swaps in fiscal 2003.

The Company's comprehensive (loss) was comprised of net (loss) and adjustments to derivative financial instruments.  The components of the comprehensive (loss) were as follows:

	August 27,	August 28,	August 31,
	2003	2002	2001

	(In thousands)

Net (loss)	$(33,094)	$(9,653)	$(31,881)
Other comprehensive (loss), net of taxes:
Cumulative effect of a change in accounting for derivative financial instruments upon adoption of SFAS 133, net of taxes of $61	-	-	114
Net derivative loss, net of taxes of $514	-	-	(958)
Reclassification adjustment for loss included in net income (loss), net of taxes of $71	-	-	133
Reclassification adjustment for loss recognized on termination of interest rate swaps, net of taxes of $64	-	-	119
Reclassification adjustment for loss recognized on termination of interest rate swaps, net of taxes of $318		592	-

Comprehensive income (loss)	$(33,094)	$(9,061)	$(32,473)

Note 13.  Related Parties

Affiliate Services
The CEO and COO of the Company, Christopher J. Pappas and Harris J. Pappas, respectively, own two restaurant entities that may provide services to Luby's, Inc. as detailed in the Affiliate Services Agreement and the Master Sales Agreement.  Under the terms of the Affiliate Services Agreement, the Pappas entities may provide accounting, architectural, and general business services.  In the current fiscal year, no costs were incurred under the Affiliate Services Agreement.  Under the terms of the Master Sales Agreement, the Pappas entities may provide specialized (customized) equipment fabrication and basic equipment maintenance, including stainless steel stoves, shelving, rolling carts, and chef tables.  The total cost under the Master Sales Agreement of custom-fabricated and refurbished equipment for fiscal 2003 and 2002 was approximately $174,000 and $506,000, respectively.  As of this report date, all amounts charged under the agreements through August 27, 2003, have been paid.

Operating Leases
In a separate contract from the Affiliate Services Agreement and the Master Sales Agreement, the Company entered into a three-year lease which commenced on June 1, 2001, and ends May 31, 2004.  The leased property, referred to as the Houston Service Center, is used to accommodate the Company's own in-house repair and fabrication center.  The amount paid by the Company pursuant to the terms of this lease was approximately $79,000 and $78,000 for fiscal 2003 and 2002, respectively.

The Company previously leased a location from an unrelated third party.  That location is used to house increased equipment inventories due to store closures under the business plan.  The Company considered it more prudent to lease this location rather than to pursue purchasing a storage facility, as its strategy is to focus its capital expenditures on the its operating restaurants.  In a separate transaction, the third-party property owner sold the location to the Pappas entities during the fourth quarter of fiscal 2003, with the Pappas entities becoming the Company's landlord for that location.  The storage site complements the Houston Service Center with approximately 27,000 square feet of warehouse space at an approximate monthly rate of $0.21 per square foot.

In another separate contract, pursuant to the terms of a ground lease dated March 25, 1994, the Company paid rent to PHCG Investments for a Luby's restaurant the Company operated in Dallas, Texas, until that location was closed early in the third quarter of fiscal 2003.  Christopher J. Pappas and Harris J. Pappas are general partners of PHCG Investments.  Preceding the store's closure, the Company entered into a lease termination agreement with a third party unaffiliated with the Pappas entities.  That agreement severed the Company's interest in the PHCG property in exchange for a payment of cash.  The Company also obtained the right to remove fixtures and equipment from the premises, and it was released from any future obligations under the lease agreement.  The closing of the transaction was completed during the third quarter of fiscal 2003, resulting in a gain of $735,000, and the gross proceeds were used to pay down debt.  The amount paid by the Company pursuant to the terms of this lease before its termination was approximately $42,000 and $85,000 for the years ended August 27, 2003, and August 28, 2002, respectively.

Affiliated rents paid for the Houston Service Center, the separate storage facility, and the Dallas property leases combined represented 2.4% and 2.9% of total rents for continuing operations for fiscal 2003 and fiscal 2002, respectively.

Subordinated Debt
As described in Note 6 in the section entitled "Subordinated Debt," the CEO and the COO loaned the Company a total of $10 million in the form of convertible subordinated notes to support the Company's future operating cash needs.  The entire balance was outstanding as of August 27, 2003.  The debt is reported net of a discount.

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

Paulette Gerukos, Director of Human Resources of the Company, is the sister-in-law of Harris J. Pappas, the Chief Operating Officer.

Note 14.  Common Stock

In 1991, the Board of Directors adopted a Shareholder Rights Plan and declared a dividend of one common stock purchase right for each outstanding share of common stock.  The rights are not initially exercisable. The Company amended the Shareholder Rights Plan effective March 8, 2001.  The rights may become exercisable under circumstances described in the plan if any person or group becomes the beneficial owner of 15% or more of the common stock or announces a tender or exchange offer, the completion of which would result in the ownership by a person or group of 15% or more of the common stock (either, an Acquiring Person).  Once the rights become exercisable, each right will be exercisable to purchase, for $27.50 (the Purchase Price), one-half of one share of common stock, par value $.32 per share, of the Company.  If any person becomes an Acquiring Person, each right will entitle the holder, other than the Acquiring Person, to acquire for the Purchase Price a number of shares of the Company's common stock having a market value of four times the Purchase Price.

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

In the past, the Board of Directors periodically authorized the purchase, in the open market, of shares of the Company's outstanding common stock.  The most recent authorization was a purchase of 850,300 shares of the Company's common stock at a cost of $12,919,000 in 1999, which are being held as treasury stock.  There have been no treasury shares purchased since 1999.

The Company has approximately 3.9 million shares of common stock reserved for issuance upon the exercise of outstanding stock options and 2.0 million shares for issuance upon the conversion of subordinated notes.

Note 15.  Per Share Information

A reconciliation of the numerators and denominators of basic earnings per share and earnings per share assuming dilution is shown in the table below:

	Year Ended

	August 27,	August 28,	August 31,
	2003	2002	2001

	(In thousands)
Numerator:
Net income (loss)	$(33,094)	$(9,653)	$(31,881)
Effect of potentially dilutive securities:
Interest on convertible
subordinated notes	1,054	585	194

Numerator for net income (loss)
per common share - diluted	$(32,040)	$(9,068)	$(31,687)

Denominator for basic
earnings per share -
weighted-average shares	22,451	22,428	22,422
Effect of potentially dilutive securities:
Employee stock options	3	165	96
Convertible subordinated notes	2,000	2,000	312

Denominator for earnings per share -
assuming dilution - adjusted
weighted-average shares	24,454	24,593	22,830

Net income (loss) per share -
basic	$(1.47)	$(0.43)	$(1.42)

Net income (loss) per share -
assuming dilution (a)	$(1.47)	$(0.43)	$(1.42)

(a)

As the Company had net losses for the years ended August 27, 2003, August 28, 2002, and August 31, 2001, earnings per share assuming dilution equals basic earnings per share since potentially dilutive securities are antidilutive in loss periods.

Note 16.  Quarterly Financial Information (Unaudited)

The sales and gross profit components of the Company's quarterly financial statements have been affected by reclassifications to discontinued operations in accordance with the disposal of operating units under the Company's new business plan.  Even so, the Company's net loss per share for each quarter is consistent with previous quarterly filings.  The following is a summary of quarterly unaudited financial information for 2003 and 2002, including those reclassifications:

	Quarter Ended

	August 27,	May 7,	February 12,	November 20,
	2003	2003	2003	2002

	(112 days)	(84 days)	(84 days)	(84 days)
	(In thousands except per share data)

Sales	$96,743	$74,208	$73,899	$73,671
Gross profit	43,644	32,858	31,722	30,833
Discontinued operations	(3,249)	(21,990)	(2,393)	(2,928)
Net income (loss)	(1,598)	(24,990)	(3,405)	(3,101)

Net income (loss) per share	$(0.07)	$(1.11)	$(0.15)	$(0.14)

	Quarter Ended

	August 28,	May 8,	February 13,	November 21,
	2002	2002	2002	2001

	(112 days)	(84 days)	(84 days)	(82 days)
	(In thousands except per share data)

Sales	$100,657	$78,311	$76,391	$79,114
Gross profit	42,503	35,257	33,199	31,270
Discontinued operations	(2,147)	(1,181)	(1,488)	(2,009)
Net income (loss)	(1,972)	(174)	(2,162)	(5,345)

Net income (loss) per share	$(0.09)	$(0.01)	$(0.09)	$(0.24)

Item 9.  Changes in and Disagreements with Accountants on Accounting and
              Financial Disclosure

None.

Item 9A.  Controls and Procedures

In fiscal 2003, the Company established an internal Disclosure Committee.  The President and CEO, as well as the CFO, with the assistance of the committee, maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company's Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms.  This collective group accumulates and reviews this information, as appropriate, to allow timely decisions regarding required disclosure, applying its judgment in assessing the costs and benefits of such controls and procedures which, by their nature, can provide only reasonable assurance regarding management's control objectives.

Management has evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-14.  The Company's President and CEO and the CFO participated and provided input into this process.  Based upon the foregoing, these senior officers concluded that as of August 27, 2003, the Company's disclosure controls and procedures were effective in timely alerting them to material information relating to the Company required to be disclosed.

There have been no significant changes in the Company's internal controls or in other factors which could significantly affect internal controls subsequent to the date the President and CEO and the CFO carried out their evaluation.

PART III

Item 10.  Directors and Executive Officers of the Registrant

There is incorporated in this Item 10 by reference that portion of the Company's definitive proxy statement for the 2004 annual meeting of shareholders appearing therein under the captions "Election of Directors," "Information Concerning Meetings, Committees of the Board, and Compensation of Directors - Finance and Audit Committee," "Section 16(a) Beneficial Ownership Reporting Compliance," and "Corporate Governance."  Information regarding executive officers of the Company is set forth in Item 4A of Part I of this Report.

The Company has in place a Policy Guide on Standards of Conduct and Ethics applicable to all employees, as well as the board of directors, and Supplemental Standards of Conduct and Ethics for the CEO, CFO, Controller, and all senior financial officers.  This Policy Guide and the Supplemental Standards are filed as exhibits to this Annual Report on Form 10-K.  The Company intends to satisfy the disclosure requirement under Item 10 of Form 8-K regarding amendments to or waivers from the code of ethics or supplementary code of ethics by posting such information on the Company's website at www.lubys.com.

Item 11.  Executive Compensation

There is incorporated in this Item 11 by reference that portion of the Company's definitive proxy statement for the 2004 annual meeting of shareholders appearing therein under the captions "Compensation of Directors," "Executive Compensation Committee Report," "Executive Compensation," "Deferred Compensation," and "Certain Relationships and Related Transactions."

Item 12.  Security Ownership of Certain Beneficial Owners and Management and
                 Related Stockholder Matters

There is incorporated in this Item 12 by reference that portion of the Company's definitive proxy statement for the 2004 annual meeting of shareholders appearing therein under the captions "Ownership of Equity Securities in the Company" and "Principal Shareholders."

Securities authorized under equity compensation plans as of August 27, 2003, were as follows:
	(a)	(b)	(c)

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))

Equity compensation plans approved by security holders	1,679,598	$11.90	935,966

Equity compensation plans not approved by security holders	2,314,185	5.08	-

Total	3,993,783	$7.95	935,966

Item 13.  Certain Relationships and Related Transactions

There is incorporated in this Item 13 by reference that portion of the Company's definitive proxy statement for the 2004 annual meeting of shareholders appearing therein under the caption "Certain Relationships and Related Transactions."

Item 14.  Principal Accountant Fees and Services

There is incorporated in this Item 14 by reference that portion of the Company's definitive proxy statement for the 2004 annual meeting of shareholders appearing therein under the captions "Principal Accountant Fees and Services."

PART IV

Item 15.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a) Documents

1.  Financial Statements

     The following financial statements are filed as part of this Report:

         Consolidated balance sheets at August 27, 2003, and August 28, 2002

         Consolidated statements of operations for each of the three years in the period ended August 27, 2003

         Consolidated statements of shareholders' equity for each of the three years in the period ended August 27, 2003

         Consolidated statements of cash flows for each of the three years in the period ended August 27, 2003

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

10(gg)	Lease Agreement dated October 15, 2002, by and between Luby's, Inc. and Rush Truck Centers of Texas, L.P. and Amendment dated August 1, 2003, by and between Luby's, Inc. and Pappas Restaurants, Inc.

11	Weighted-average shares used in the recomputation of per share earnings in Note 15 of the Consolidated Notes to Financial Statements.

14(a)	Policy Guide on Standards of Conduct and Ethics applicable to all employees, as well as the board of directors.

14(b)	Supplemental Standards of Conduct and Ethics for the CEO, CFO, Controller, and all senior financial officers.

21	Subsidiaries of Luby's, Inc. (filed as Exhibit 21 to the Company's Annual Report on Form 10-K for the fiscal year ended August 31, 2001, and incorporated herein by reference).

31	Certifications by the Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certifications by the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99(a)

Corporate Governance Guidelines of Luby's, Inc., as amended March 5, 2003 (filed as Exhibit 99(a) to the Company's Quarterly Report on Form 10-Q for the quarter ended February 13, 2003, and incorporated herein by reference).

99(b)	Consent of Ernst & Young LLP.

*Denotes management contract or compensatory plan or arrangement.

(b)  Reports on Form 8-K.
Form 8K dated May 23, 2003, press release announcing notification of default under its subordinated debt.
Form 8-K dated June 17, 2003 - press release announcing third quarter fiscal 2003 earnings.
Form 8-K dated June 26, 2003 - press release announcing the formal written demand made by JP Morgan Chase Bank for the Company to purchase the officer notes for approximately $1.6 million.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

November 21, 2003	LUBY'S, INC.

Date	(Registrant)

By:/s/Christopher J. Pappas

Christopher J. Pappas President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.
Signature and Date	Name and Title

/s/GASPER MIR, III	Gasper Mir, III, Director and Chairman of the Board

November 21, 2003

/s/CHRISTOPHER J. PAPPAS	Christopher J. Pappas, Director, President and Chief Executive Officer

November 21, 2003

/s/HARRIS J. PAPPAS	Harris J. Pappas, Director, Chief Operating Officer

November 21, 2003

/s/ERNEST PEKMEZARIS	Ernest Pekmezaris, Senior Vice President and Chief Financial Officer

November 21, 2003

/s/JUDITH B. CRAVEN	Judith B. Craven, Director

November 21, 2003

/s/ARTHUR R. EMERSON	Arthur R. Emerson, Director

November 21, 2003

/s/JILL GRIFFIN	Jill Griffin, Director

November 21, 2003

/s/ROGER R. HEMMINGHAUS	Roger R. Hemminghaus, Director

November 21, 2003

/s/J.S.B. JENKINS	J.S.B. Jenkins, Director

November 21, 2003

/s/FRANK MARKANTONIS	Frank Markantonis, Director

November 21, 2003

/s/JOE C. MC KINNEY	Joe C. McKinney, Director

November 21, 2003

/s/JOANNE WINIK	Joanne Winik, Director

November 21, 2003

/s/JIM W. WOLIVER	Jim W. Woliver, Director

November 21, 2003

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

10(gg)	Lease Agreement dated October 15, 2002, by and between Luby's, Inc. and Rush Truck Centers of Texas, L.P. and Amendment dated August 1, 2003, by and between Luby's, Inc. and Pappas Restaurants, Inc.

11	Weighted-average shares used in the recomputation of per share earnings in Note 15 of the Consolidated Notes to Financial Statements.

14(a)	Policy Guide on Standards of Conduct and Ethics applicable to all employees, as well as the board of directors.
14(b)	Supplemental Standards of Conduct and Ethics for the CEO, CFO, Controller, and all senior financial officers.

21	Subsidiaries of Luby's, Inc. (filed as Exhibit 21 to the Company's Annual Report on Form 10-K for the fiscal year ended August 31, 2001, and incorporated herein by reference).

31	Certifications by the Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certifications by the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99(a)

Corporate Governance Guidelines of Luby's, Inc., as amended March 5, 2003 (filed as Exhibit 99(a) to the Company's Quarterly Report on Form 10-Q for the quarter ended February 13, 2003, and incorporated herein by reference).

99(b)	Consent of Ernst & Young LLP.