Form 10-K/A
period 2003-08-27
LUBYS INC
filed 2003-12-23
CIK 16099

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-K/A

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended August 27, 2003

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
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

EXPLANATORY NOTE:  The registrant is hereby amending its Form 10-K for the fiscal year ended August 27, 2003 (SEC File Number 1-8308) to add the information required by Part III Items 10 through 14.  The remaining Items contained within this Amendment No. 1 to Annual Report on Form 10-K/A consist of all other Items originally contained in the registrant's Annual Report on Form 10-K for the fiscal year ended August 27, 2003.  This Form 10-K/A does not reflect events occurring after the filing of the original Form 10-K, nor modify or update those disclosures in any way other than to add the information required by Part III Items 10 through 14.

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

Fiscal 2002 Compared to Fiscal 2001
Sales decreased $50.9 million, or 13.2%, in fiscal 2002 compared to fiscal 2001.  Of the total decline, $32.0 million was due to an 8.8% decrease in same-store sales, while $16.7 million was due to the closure of 27 restaurants since August 31, 2000.  In addition, there were three fewer days during fiscal 2002, accounting for approximately $2.9 million of the total sales decline.  The decreases were partially offset by the opening of one new restaurant, which accounted for $723,000 in additional sales.

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

Current management recognized the need to arrange financing that would better match long-term assets with the existing debt.  Accordingly, early in the second quarter of fiscal 2003, the Company executed a commitment letter with a third-party lender for an $80 million loan to replace that amount of debt in the existing credit facility.  Simultaneously, when the current bank group provided a waiver and amendment, it also added a stipulation that required the new $80 million financing be completed and funded by January 31, 2003.  However, the Company was unable to finalize the new financing arrangement because of changes in the proposed agreement terms that the Company believed were not in its best interest.  This led to a default under the credit facility that the Company is currently focused on rectifying.  Even though the lack of replacement financing caused a default, the Company was in compliance with its financial performance covenants at the end of the second quarter, and no default in interest payments has occurred as of the date this SEC report was filed.  Also as of that date, the existing bank group has taken no legal action related to the default other than to notify the Company that it reserves all of its rights and remedies.

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

The Company previously leased a location from an unrelated third party.  That location is used to house increased equipment inventories due to store closures under the business plan.  The Company considered it more prudent to lease this location rather than to pursue purchasing a storage facility, as its strategy is to focus its capital expenditures on its operating restaurants.  In a separate transaction, the third-party property owner sold the location to the Pappas entities during the fourth quarter of fiscal 2003, with the Pappas entities becoming the Company's landlord for that location.  The storage site complements the Houston Service Center with approximately 27,000 square feet of warehouse space at an approximate monthly rate of $0.21 per square foot.

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

NEW ACCOUNTING PRONOUNCEMENTS

In August 2001, the FASB issued Statement of Financial Accounting Standards No. 144 ("SFAS 144"), "Accounting for the Impairment or Disposal of Long-Lived Assets."  The Company was required to adopt SFAS 144 as of August 29, 2002.  The adoption of SFAS 144 extended the reporting of discontinued operations to all components of an entity from a segment of an entity.  In the current year, all qualifying disposal plans were reported as discontinued operations, and operations related to those disposals in prior years were reclassified as required.  The results of disposal plans prior to the adoption were included in continuing operations for all periods presented.

In July 2002, the FASB issued Statement of Financial Accounting Standards No. 146 ("SFAS 146"), "Accounting for Costs Associated with Exit or Disposal Activities," which nullifies EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)."  SFAS 146 requires that costs associated with an exit or disposal activity be recognized only when the liability is incurred (that is, when it meets the definition of a liability in the FASB's conceptual framework).  SFAS 146 also establishes fair value as the objective for initial measurement of liabilities related to exit or disposal activities.  SFAS 146 is effective for exit or disposal activities that are initiated after December 31, 2002.  The Company adopted SFAS 146 in the first quarter of fiscal 2003.

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

In April 2002, the FASB issued Statement of Financial Accounting Standards No. 145 ("SFAS 145"), "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections," which requires that the extinguishment of debt not be considered an extraordinary item under APB Opinion No. 30 ("APB 30"), "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," unless the debt extinguishment meets the "unusual in nature and infrequent of occurrence" criteria in APB 30.  SFAS 145 is effective for fiscal years beginning after May 15, 2002, and, upon adoption, companies must reclassify prior period items that do not meet the extraordinary item classification criteria in APB 30.  The Company adopted SFAS 145 and related rules as of August 29, 2002.  The adoption of SFAS 145 had no effect on the Company's financial position or results of operations.

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

In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities," which amends and clarifies financial accounting and reporting derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities."  This statement is effective for contracts entered into or modified and for hedging relationships designated after June 30, 2003.  The adoption of this statement did not have an impact on the Company's operating results or financial position.

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

See accompanying notes.

Luby's, Inc.
Consolidated Statements of Cash Flows
	Year Ended

	August 27,	August 28,	August 31,
	2003	2002	2001

	(In thousands)

Cash flows from operating activities:
Net income (loss)	$(33,094)	$(9,653)	$(31,881)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Provision for (reversal of) asset impairments - discontinued operations	17,053	43	-
Provision for (reversal of) asset impairments and restaurant closings	2,060	271	30,402
Depreciation and amortization - continuing operations	18,104	18,122	18,652
Depreciation and amortization - discontinued operations	1,979	3,520	4,413
Amortization of deferred loss on interest rate swaps	-	910	183
Amortization of discount on convertible subordinated notes	1,090	482	81
(Gain) loss on disposal of property held for sale	(3,222)	(1,330)	(1,741)
(Gain) loss on disposal of property, plant, and equipment	(3,364)	270	547
Noncash nonemployee directors' fees	76	313	112
Noncash executive compensation expense	1,310	1,310	1,942

Cash (used in) provided by operating activities before changes in operating assets and liabilities	1,992	14,258	22,710
Changes in operating assets and liabilities:
(Increase) decrease in trade accounts and other receivables	(98)	173	45
(Increase) decrease in food and supply inventories	399	504	1,152
(Increase) decrease in income tax receivable	7,245	(637)	(2,859)
(Increase) decrease in prepaid expenses	(1,818)	1,098	1,716
(Increase) decrease in other assets	(201)	251	(117)
Increase (decrease) in accounts payable	(6,589)	5,381	(6,147)
Increase (decrease) in accrued claims and insurance, accrued expenses, and other liabilities	(2,170)	(7,708)	10,545
Increase (decrease) in deferred income taxes and other credits	6,068	2,939	(8,824)
Increase (decrease) in reserve for restaurant closings	(210)	(1,651)	(1,301)

Net cash (used in) provided by operating activities	4,618	14,608	16,920

Cash flows from investing activities:
(Increase) decrease in short-term investments	3,624	(4,138)	(19,984)
Proceeds from disposal of property held for sale	19,178	3,609	7,825
Proceeds from disposal of property, plant, and equipment	7,813	-	-
Purchases of property, plant, and equipment	(9,057)	(13,097)	(17,630)

Net cash (used in) provided by investing activities	21,558	(13,626)	(29,789)

Cash flows from financing activities:
Proceeds from convertible subordinated notes	-	-	10,000
Issuance (repayment) of debt, net	(26,889)	(3,552)	6,000
Cash paid upon termination of interest rate swaps	-	-	(1,092)
Proceeds from (payments on) borrowing against cash surrender value of officers' life insurance	-	-	3,623
Proceeds received on the exercise of employee stock options	-	55	-
Dividends paid	-	-	(2,242)

Net cash (used in) provided by financing activities	(26,889)	(3,497)	16,289

Net increase (decrease) in cash	(713)	(2,515)	3,420
Cash at beginning of year	1,584	4,099	679

Cash at end of year	$871	$1,584	$4,099

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

The following table illustrates the effect on net income and earnings per share if the Company had converted to the fair-value method of expensing stock options, as alternatively allowed under FAS 123:

	August 27,	August 28,	August 31,
	2003	2002	2001

	(In thousands)

Net (loss), as reported	$(33,094)	$(9,653)	$(31,881)
Add: Stock-based employee compensation expense included
in reported net (loss), net of related tax effects(a)	1,310	852	1,262
Deduct: Total stock-based employee compensation expense determined
under fair-value-based method for all awards, net of related tax effects(a)	(1,325)	(1,645)	(945)

Pro forma net (loss)	$(33,109)	$(10,446)	$(31,564)

Earnings per share:
Basic and assuming dilution - as reported(b)	$(1.47)	$(0.43)	$(1.42)

Basic and assuming dilution - pro forma(b)	$(1.47)	$(0.47)	$(1.41)

(a)	Income taxes have been offset by a valuation allowance in 2003. See Note 3 of the Notes to Consolidated Financial Statements.

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

In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities," which amends and clarifies financial accounting and reporting derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities."  This Statement is effective for contracts entered into or modified and for hedging relationships designated after June 30, 2003.  The adoption of this Statement did not have an impact on the Company's operating results or financial position.

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

Note 5.  Current Accrued Expenses and Other Liabilities

Current accrued expenses and other liabilities as of the current and prior fiscal year-end consisted of:

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

Of the approximately 50 stores identified in the new business plan, 43 have been closed as of August 27, 2003.  In accordance with the plan, the entire fiscal activity of the applicable stores closed through the end of the 2003 fiscal year were reclassified to discontinued operations.  For comparison purposes, in prior fiscal years the entire activity for the same locations closed in fiscal 2003 has also been reclassified to discontinued operations.

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

The Company's comprehensive (loss) was comprised of net (loss) and adjustments to derivative financial instruments.  The components of the comprehensive (loss) were as follows:

	August 27,	August 28,	August 31,
	2003	2002	2001

	(In thousands)

Net (loss)	$(33,094)	$(9,653)	$(31,881)
Other comprehensive (loss), net of taxes:
Cumulative effect of a change in accounting for derivative financial instruments upon adoption of SFAS 133, net of taxes of $61	-	-	114
Net derivative loss, net of taxes of $514	-	-	(958)
Reclassification adjustment for loss included in net income (loss), net of taxes of $71	-	-	133
Reclassification adjustment for loss recognized on termination of interest rate swaps, net of taxes of $64	-	-	119
Reclassification adjustment for loss recognized on termination of interest rate swaps, net of taxes of $318	-	592	-

Comprehensive income (loss)	$(33,094)	$(9,061)	$(32,473)

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

The Company previously leased a location from an unrelated third party.  That location is used to house increased equipment inventories due to store closures under the business plan.  The Company considered it more prudent to lease this location rather than to pursue purchasing a storage facility, as its strategy is to focus its capital expenditures on its operating restaurants.  In a separate transaction, the third-party property owner sold the location to the Pappas entities during the fourth quarter of fiscal 2003, with the Pappas entities becoming the Company's landlord for that location.  The storage site complements the Houston Service Center with approximately 27,000 square feet of warehouse space at an approximate monthly rate of $0.21 per square foot.

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

Subordinated Debt
As described in Note 6 in the section entitled Subordinated Debt, the CEO and the COO loaned the Company a total of $10 million in the form of convertible subordinated notes to support the Company's future operating cash needs.  The entire balance was outstanding as of August 27, 2003.  The debt is reported net of a discount.

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

PART III

Item 10.  Directors and Executive Officers of the Registrant

ELECTION OF DIRECTORS

The shareholders elect approximately one-third of the members of the Board of Directors annually.  The Board is divided into three classes, as nearly equal in number as possible, with the members of each class serving three-year terms.  Currently, the Board is comprised of twelve members, four whose terms expire in 2004, four whose terms expire in 2005, and four whose terms expire in 2006.

Robert T. Herres, whose term as director would have expired at the 2004 Annual Meeting of Shareholders, resigned his directorship, effective August 27, 2003.  Immediately following his resignation, the class of directors whose terms expire at the 2004 Annual Meeting of Shareholders was comprised of three directors. Since the Bylaws of the Company state that the three classes of directors shall be as nearly equal in number as possible, and the class of directors whose terms expire in 2006 was then comprised of five directors, Jill Griffin resigned from her position in the class whose terms expire in 2006, was appointed by the Board to fill the vacancy in the class whose term expires at the 2004 Annual Meeting of Shareholders.

Pursuant to the terms of the Purchase Agreement dated March 9, 2001, entered into by and among the Company, Christopher J. Pappas and Harris J. Pappas, the Company agreed to submit three persons designated by Christopher J. Pappas and Harris J. Pappas as nominees for election as directors at the 2002 Annual Meeting of Shareholders. Messrs. Pappas designated themselves and Frank Markantonis as their nominees for directors at the 2002 Annual Meeting of Shareholders. The Company is not contractually obligated to nominate Christopher J. Pappas, Harris J. Pappas or Frank Markantonis for election as directors at the 2004 Annual Meeting of Shareholders.  Christopher J. Pappas and Harris J. Pappas are brothers.  Mr. Markantonis is an attorney whose principal client is Pappas Restaurants, Inc., an entity controlled by Harris J. Pappas and Christopher J. Pappas.

The following information is furnished with respect to each of the directors who currently serve on the Board of Directors.  Such information includes all positions with the Company and principal occupations during the last five years.

Directors Whose Terms Expire in 2006
J.S.B. JENKINS is President, Chief Executive Officer, and a director of Tandy Brands Accessories, Inc. (manufacturer and marketer of fashion accessories) and has served as such since the company's formation in 1990.  He previously served as the Executive Vice President of the Bombay Company, Inc.  He is also a member of the Texas A&M University College of Business Administration/Graduate School of Business Development Council, the Texas A&M University President's Council, the advisory board of directors for the Texas A&M University 12th Man Foundation, and the board of directors for the Cotton Bowl Athletic Association.  He is 60 years of age and has been a director of the Company since January of 2003.  He is Vice-Chairman of the Finance and Audit Committee.

JOE C. McKINNEY is Vice-Chairman of Broadway National Bank (since October 1, 2002).  He formerly served as Chairman of the Board and Chief Executive Officer of JPMorgan Chase Bank-San Antonio (commercial banking) until his retirement on March 31, 2002. He is 57 years of age and has been a director of the Company since January of 2003.  He is a director of Tampa Equities REIT I (USAA), Washington Real Estate Equities REIT I (USAA), Houston Equities REIT I (USAA), and U.S. Industrial REIT (USAA).  He is Chairman of the Finance and Audit Committee and a member of the Board Governance Committee and the Executive Committee.

HARRIS J. PAPPAS is Chief Operating Officer of the Company (since March 7, 2001).  He is 59 and has been a director of the Company since March of 2001.  He is also President of Pappas Restaurants, Inc.  He is a director of Oceaneering International, Inc., Memorial Hermann Affiliated Services, Inc., and the YMCA of Greater Houston. He is also an advisory trustee of Schreiner's College and an advisory board member of Frost National Bank-Houston.  He is a member of the Executive Committee and the Personnel and Administrative Policy Committee.

JOANNE WINIK is President, General Manager, and a director of KLRN-TV, San Antonio's Public Broadcasting Service affiliate.  She is a director of PBS (Public Broadcasting System).  She is 64 and has been a director of the Company since January of 1993.  She is Vice-Chairman of the Personnel and Administrative Policy Committee and a member of the Executive Compensation Committee.

Directors Whose Terms Expire in 2005
JUDITH B. CRAVEN is President of JAE & Associates US.  She was President of United Way of the Texas Gulf Coast (from 1992 to 1998).  She is 58 and has been a director of the Company since 1998.  She is a director of A.H. Belo Corporation, Sysco Corporation, and Valic Corp. and serves on the Board of Regents of the University of Texas at Austin.  She is Chairman of the Personnel and Administrative Policy Committee, Vice-Chairman of the Executive Compensation Committee, and a member of the Board Governance Committee and the Executive Committee.

ARTHUR R. EMERSON is Chairman/CEO of Groves Rojas Emerson, an advertising and public relations firm (since June 2000).  Prior thereto he was Vice President and General Manager of the Texas Stations of the Telemundo television network.  He is a director of USAA Federal Savings Bank and Chairman of its Trust Committee.  He is 59 and has been a director of the Company since January of 1998.  He is a member of the Finance and Audit Committee.

FRANK MARKANTONIS is an attorney licensed to practice in Texas since 1973.  He has worked extensively in the real estate and corporate areas for over 30 years.  He is a member of the State Bar of Texas and the District of Columbia Bar.  His principal client is Pappas Restaurants, Inc.  He is 55 years old and has been a director of the Company since January of 2002.  He is a member of the Personnel and Administrative Policy Committee.

GASPER MIR, III is currently serving as Executive Advisor to the Superintendent of the Houston Independent School District.  Mr. Mir is a principal owner and founder of the public accounting and professional services firm Mir-Fox & Rodriguez, P.C. (since 1988).  He is currently on a leave of absence from the accounting firm.  He is 57 and has been a director of the Company since January of 2002.  He is a director of the Memorial Hermann Hospital System, Sam Houston Council of Boy Scouts, the American Leadership Foundation, the Houston Hispanic Chamber of Commerce, the Advisory Board of the University of Houston-Downtown School of Business, and the Houston Region Board of Directors of JPMorgan Chase Bank of Texas.  He is Chairman of the Luby's Board, Chairman of the Executive Committee and the Board Governance Committee, and a member of the Finance and Audit Committee.

Directors Whose Terms Expire in 2004
JILL GRIFFIN is a business consultant, an internationally published author, and speaker.  She is a principal of the Griffin Group (customer loyalty research, customer relationship program development, and management training), which she founded in 1988.  In her early career, she served as senior brand manager for RJR/Nabisco's largest brand. She then joined AmeriSuites Hotels where she served as national director of sales and marketing.  She has also served on the marketing faculty at the University of Texas at Austin.  She is 48 years of age and has been a director of the Company since January of 2003.  She is a member of the Personnel and Administrative Policy Committee and the Executive Compensation Committee.

ROGER R. HEMMINGHAUS is the retired Chairman of Ultramar Diamond Shamrock Corporation where he also served as Chief Executive Officer until 1999 and as President until 1996.  He is 67 and has been a director of the Company since January of 1989.  He is a director of Tandy Brands Accessories, Inc., CTS Corporation, Excel Energy, Inc., and Southwest Research Institute.  He is Vice-Chairman of the Board, Chairman of the Executive Compensation Committee, Vice-Chairman of the Executive Committee, Vice-Chairman of the Board Governance Committee, and a member of the Personnel and Administrative Policy Committee.

CHRISTOPHER J. PAPPAS is President and Chief Executive Officer of the Company (since March 7, 2001).  He is also Chief Executive Officer of Pappas Restaurants, Inc.  He is 56 and has been a director of the Company since March of 2001.  He is a director of the Sam Houston Council of Boy Scouts of America Board, the Southwest Bank of Texas Advisory Board, the University of Houston Conrad Hilton School of Hotel and Restaurant Management Dean's Advisory Board, and is a former director of the Greater Houston Partnership Board.  He is a member of the Board Governance Committee and the Executive Committee.

JIM W. WOLIVER is a retired former officer of the Company.  He was Senior Vice President-Operations from 1995 to 1997 and Vice President-Operations from 1984 to 1995.  He is 66 and has been a director of the Company since January of 2001.  He is a member of the Personnel and Administrative Policy Committee and Executive Compensation Committee.

INFORMATION CONCERNING THE FINANCE AND AUDIT COMMITTEE

The members of the Finance and Audit Committee are:

Joe C. McKinney (Chair)
J.S.B. Jenkins (Vice Chair)
Arthur R. Emerson
Gasper Mir, III

The Finance and Audit Committee is a standing audit committee established to oversee the Company's accounting and financial reporting processes and the audit of the Company's financial statements.  Its primary functions are to monitor and evaluate corporate financial plans and performance and to assist the Board in monitoring (1) the integrity of the financial statements of the Company; (2) the compliance by the Company with legal and regulatory requirements; (3) the independent auditor's qualifications and independence; and (4) the performance of the Company's internal audit function and its independent auditors.  The Finance and Audit Committee is also directly responsible for the appointment, compensation, retention and oversight of the work of the Company's independent auditor and the preparation of the Report of the Finance and Audit Committee.

All members of the Finance and Audit Committee are independent as that term is defined in the listing standards of the New York Stock Exchange, as amended by the new corporate governance listing standards approved by the Securities and Exchange Commission on November 4, 2003.

The Board determined that Gasper Mir, III and Joe C. McKinney are "audit committee financial experts" as defined in rules of the Securities and Exchange Commission recently adopted pursuant to the Sarbanes-Oxley Act of 2002.  Messrs. Mir and McKinney are independent as that term is defined in the listing standards of the New York Stock Exchange, as such definition has been amended under the new corporate governance listing standards of the New York Stock Exchange.

At each meeting, Committee members have the opportunity to meet privately with representatives of the Company's independent auditors and with the Company's Director of Internal Audit.  The Board of Directors has adopted a written charter for the Finance and Audit Committee.  A copy of the Finance and Audit Committee Charter, as amended effective June 26, 2003, will be available on the Company's website at www.lubys.com after January 31, 2004.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors, executive officers, and any persons beneficially owning more than ten percent of the Company's common stock to report their initial ownership of the Company's common stock and any subsequent changes in that ownership to the Securities and Exchange Commission and the New York Stock Exchange, and to provide copies of such reports to the Company. Based upon the Company's review of copies of such reports received by the Company and written representation of its directors and executive officers, the Company believes that during the year ended August 27, 2003, all Section 16(a) filing requirements were satisfied on a timely basis.

CORPORATE GOVERNANCE

During fiscal 2003, the Board adopted amendments to the Company's Policy Guide on Standards of Conduct and Ethics, which applies to all directors, officers, and employees of the Company.  The Board also adopted Supplemental Standards of Conduct and Ethics that apply to the Company's Chief Executive Officer, Chief Financial Officer, Controller, and all senior financial officers.  These documents are included as exhibits to this Annual Report on Form 10-K.  After January 31, 2004, these documents can also be found on the Company's website at www.lubys.com.

Code of Conduct and Ethics for All Directors, Officers, and Employees
During fiscal 2003, the Board amended the existing Policy Guide on Standards of Conduct and Ethics, which is applicable to all directors, officers, and employees, to comply with the new corporate governance standards proposed by the New York Stock Exchange and approved by the Securities and Exchange Commission on November 4, 2003.  It is the intent of the Policy Guide on Standards of Conduct and Ethics to promote observance of fundamental principles of honesty, loyalty, fairness and forthrightness and adherence to the letter and spirit of the law.  There shall be no waiver of any part of the Policy Guide on Standards of Conduct and Ethics for any director or executive officer except by a vote of the Board or a designated Board committee that shall ascertain whether a waiver is appropriate under all the circumstances.  The Company intends to disclose any waivers of the Policy Guide on Standards of Conduct and Ethics granted to directors and executive officers on the Company's website at www.lubys.com.

Code of Ethics for the Chief Executive Officer and Senior Financial Officers
During fiscal 2003, the Board also adopted Supplemental Standards of Conduct and Ethics that apply to the Company's Chief Executive Officer, Chief Financial Officer, Controller, and all senior financial officers ("Senior Officers' Code").  The Senior Officers' Code is designed to deter wrongdoing and to promote:

Honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships;

Full, fair, accurate, timely, and understandable disclosure in reports and documents that a registrant files with, or submits to, the Commission and in other public communications made by the registrant;

Compliance with applicable governmental laws, rules and regulations;

The prompt internal reporting to an appropriate person or persons identified in the code of violations of the code; and

Accountability for adherence to the code.

Waivers of the Senior Officers' Code for the Chief Executive Officer, Chief Financial Officer, and the Controller are permitted only by a vote of the Board or a designated Board committee that shall ascertain whether a waiver is appropriate under all the circumstances.

A copy of the Senior Officers' Code is filed as an exhibit to this Annual Report on Form 10-K and will be available at the Company's website at www.lubys.com after January 31, 2004.  The Company intends to satisfy the disclosure requirement under Item 10 of Form 8-K regarding amendments to or waivers of the Policy Guide on Standards of Conduct and Ethics and the Senior Officers' code by posting such information on the Company's website at www.lubys.com.

Item 11.  Executive Compensation

COMPENSATION OF DIRECTORS

Each nonemployee director other than the Chairman of the Board is currently paid an annual retainer of $25,000. The Chairman of the Board is currently paid an annual retainer of $50,000.  In addition to the base annual retainer of $25,000, the Chairman of the Finance and Audit Committee is currently paid an additional annual retainer of $3,000, and the Chairman of each other Board committee is currently paid an additional annual retainer of $1,000.  All nonemployee directors are also paid the following meeting fees for each meeting he or she attends:  (i) $1,500 per day for each meeting of the Board, including committee meetings attended on the same day as a meeting of the Board, so long as the total duration of the meeting(s) attended in that day exceeds four hours; (ii) $750 per day for each meeting of the Board, including committee meetings attended on the same day as a meeting of the Board, if the meeting is conducted by telephone or its total duration is less than four hours; (iii) $1,000 per day for each meeting of any Board committee held on a day other than a Board meeting day; and (iv) $500 per day for each meeting of any Board committee conducted by telephone on a day other than a Board meeting day.

Under the Company's Nonemployee Director Stock Option Plan, as amended and restated (the "Option Plan"), nonemployee directors are periodically granted nonqualified options to purchase shares of the Company's common stock at an option price equal to 100% of fair market value on the date of grant.  Each option terminates upon the expiration of ten years from the date of grant or one year after the optionee ceases to be a director, whichever first occurs.  An option may not be exercised prior to the expiration of one year from the date of grant, subject to certain exceptions specified in the Option Plan.

Pursuant to the provisions of the Option Plan, options were granted on January 31, 2003, to Judith B. Craven, Arthur R. Emerson, Roger R. Hemminghaus, Robert T. Herres, Frank J. Markantonis, Gasper Mir, III, Joanne Winik, and Jim W. Woliver for 2,000 shares each, and to Jill Griffin, J.S.B. Jenkins and Joe C. McKinney for 4,000 shares each, at an option price of $1.98 per share.

Under the Company's Nonemployee Director Phantom Stock Plan, as amended and restated (the "Phantom Stock Plan"), nonemployee directors were previously required and encouraged to defer their director retainer and meeting fees into a phantom share account which is credited with dollar amounts in the form of phantom shares priced at current market value of the Company's common stock.  Nonemployee directors were required to defer at least 50% of their director retainer fees until they acquired at least $100,000 of the Company's common stock based on its average closing price over the preceding 365-day period.  In addition, nonemployee directors were encouraged to defer the balance of their director retainer fees and their meeting fees into their respective phantom share accounts by provisions of the Phantom Stock Plan which provides an additional credit to their account of 25% of any amounts voluntarily deferred.  The phantom share accounts are also credited with dollar amounts equal to dividends, if any, paid on the common stock.  When a participant ceases to be a director, the number of phantom shares in his or her account is converted into an equal number of shares of the Company's common stock.

The Company's Corporate Governance Guidelines have consistently required deferral of director retainer fees until the $100,000 minimum market value threshold is met.  Because the number of authorized shares under the Phantom Stock Plan has been fully depleted, directors may no longer defer payment into the Phantom Stock Plan of cash compensation which would otherwise be payable to nonemployee directors.

The Company's Nonemployee Director Deferred Compensation Plan permits nonemployee directors to defer all or a portion of their directors' fees in accordance with applicable regulations under the Internal Revenue Code.  Deferred amounts bear interest at the average interest rate of U.S. Treasury ten-year obligations.  The Company's obligation to pay deferred amounts is unfunded and is payable from general assets of the Company.

EMPLOYMENT AGREEMENTS

The Company is a party to employment agreements with Christopher J. Pappas (President and Chief Executive Officer) and Harris J. Pappas (Chief Operating Officer). The employment agreements were filed with the Securities and Exchange Commission as exhibits to the Company's Current Report on Form 8-K, filed March 15, 2001.  Each agreement provides for a fixed base annual salary of $100,000 during the term of the agreements, plus bonus compensation in the discretion of the Board or appropriate Board committee.  Pursuant to the agreements, Messrs. Pappas each received a nonqualified stock option to purchase 1,120,000 shares of the Company's common stock at an exercise price per share equal to five dollars ($5.00) per share.  Each agreement provides that the employee will be entitled to receive all of his compensation and benefits under the contract until March 31, 2004, if his employment is terminated by the Company without cause (as therein defined) or if he terminates his employment for good reason (as therein defined).  The employment agreements expire on March 31, 2004.

EXECUTIVE COMPENSATION COMMITTEE REPORT

The Executive Compensation Committee of the Board presents the following report on executive compensation.  The report describes the Company's executive compensation programs and the bases on which the Committee made recommendations for compensation decisions for fiscal 2003, with respect to the Company's executive officers, including those named in the compensation tables.

Compensation Objectives
The Committee annually evaluates the effectiveness of the Company's executive compensation program in incentivizing and rewarding executive performance that leads to long-term enhancement of shareholder value and encouraging executives who deliver such performance to continue with the Company for the long-term.  The Company's executive compensation program currently consists of the elements summarized below.

Base Salary.  Base salaries that are fair and competitive consistent with the Company's position in the foodservice industry are used to compensate ongoing performance throughout the year. Base salaries are reviewed annually.

Annual Bonus. Annual bonuses are awarded to executives based on an evaluation of both corporate performance and the executive's individual contribution to the long-term interests of shareholders.

Long-Term Incentives. Long-term incentives, such as stock options, are used to (i) incentivize performance that leads to enhanced shareholder value and (ii) encourage retention.

Stock Ownership. Stock ownership guidelines are used to more closely align the interests of the Company's executives with the interests of shareholders.

The Company's executive compensation program is designed to enable the Company to attract, retain, and motivate the highest quality of management talent.

Annual Base Salaries
The Committee annually advises the Board on the appropriateness and reasonableness of the base salaries to be paid to the Company's executive officers and approves base salaries and salary increases for executives.  The Committee evaluates base salaries with reference to the Company's performance for the prior fiscal year and competitive compensation data, as well as a subjective evaluation of each executive's contribution to the Company's performance, each executive's experience, responsibilities, and management abilities. Company performance is measured by net income, total sales, comparable store sales, return on shareholders' equity, and other financial factors.  Since compensation of the Chief Executive Officer and Chief Operating Officer is fixed by contract (See "Executive Compensation Committee Report - Compensation of Chief Executive Officer"), the Committee's responsibility in regard to their compensation has been limited.  However, the employment contracts for the Chief Executive Officer and Chief Operating Officer currently in effect expire in March of 2004.  The Committee is involved in advising the Board on the appropriateness and reasonableness of base salaries for the Chief Executive Officer and the Chief Operating Officer for service rendered to the Company after March of 2004.

Stock Options
The Committee administers the Company's stock option, ownership and other equity-based compensation plans.  The Committee considers generally on an annual basis the granting of incentive stock options annually to eligible executive officers and other key employees.  The options, which are granted at 100% of market price on the date of grant, are typically for six-year terms.  The number of option shares granted each year is typically determined by a formula based on a dollar amount divided by the option's exercise price.  The dollar amount is determined as a percentage of the executive's base salary, which percentage varies based upon the executive's responsibility level, the percentage of equity compensation paid at comparable companies, and the executive's individual performance.  The more senior executives typically receive option grants equal to a larger percentage of their base salaries than less senior executives.  The number of option shares held by an executive is not considered in determining stock option awards.

Stock Ownership Guidelines
The Board of Directors has adopted guidelines for ownership of the Company's common stock by executives and directors to help demonstrate alignment of the interests of the Company's executives and directors with the interests of its shareholders.  The guidelines provide that executives and directors are expected to attain the following levels of stock ownership within five years of election to the specified director or officer position:

Position	Share Ownership
Chief Executive Officer	4 times annual base salary
President and Senior Vice President	2 times annual base salary
Vice President	Equal to annual base salary
Nonemployee Director	Shares with a market value of at least $100,000

Phantom stock and stock equivalents in the nonemployee director deferred compensation plan are considered common stock for purposes of the guidelines since they are, in effect, awarded in lieu of cash compensation for board services.

Stock Purchase Loans Made in 1999
During January and February 1999, to facilitate the purchase of Luby's stock by certain Luby's officers pursuant to Luby's Incentive Stock Plan, the Company guaranteed loans of approximately $1.9 million related to open-market purchases of Company stock by various officers of the Company pursuant to the terms of a shareholder-approved plan.  Under the officer loan program, shares were purchased by certain Luby's officers with funding obtained from JPMorgan Chase Bank, one of the four members of the bank group that participates in the Company's credit facility.  Per the original terms of the agreements, these instruments only required annual interest to be paid by the individual debtors, with the entire principal balances due upon their respective maturity dates, which occur during the first three months of calendar 2004.  As of November 19, 2003, the notes had an aggregate outstanding balance of approximately $1.6 million.  None of the individual debtors are currently, and were not as of August 27, 2003, senior executives or directors of the Company.

As reported in the Company's Current Report on Form 8-K dated June 26, 2003, the Company previously received written notice from JPMorgan Chase Bank that the underlying guarantee on these loans includes a cross-default provision; consequently, in the opinion of JPMorgan Chase Bank, the January 31, 2003, default in the Company's senior credit facility led to a default in the officer loans.  JPMorgan Chase Bank initially requested that the Company repurchase the notes; however, such action cannot be completed without comprehensive resolution with the entire bank group.  On July 10, 2003, JPMorgan Chase Bank notified the Company that although it continues to reserve all rights and remedies, it has not elected to pursue those rights and remedies in order to allow further discussions among the bank group.  This notice did not constitute a waiver.  The Company is therefore working constructively with all members of the bank group in an effort to cure all defaults and satisfactorily meet each lender's expectations.

The Company has engaged legal counsel to advise it in responding to the demands by JPMorgan Chase Bank.  The Company continues to work with the four members of its senior bank group (of which JPMorgan Chase Bank is a member) to resolve the defaults under all of the Company's indebtedness.

If the Company purchases the loans from JPMorgan Chase Bank, it would become the holder of the notes, record the receivables, and pursue the note holders for collection.  The purchased Company stock has been and can be used by borrowers to satisfy a portion of their loan obligation.  As of November 19, 2003, based on the market price on that day, approximately $332,000, or 20.6% of the note balances, could have been covered by stock, while approximately $1.3 million, or 79.4%, would remain outstanding.

Change in Control Agreements
The employment agreements of Christopher J. Pappas and Harris J. Pappas each provide that the employee will be entitled to receive all of his compensation and benefits under the contract until March 31, 2004, if his employment is terminated by the Company without cause (as therein defined) or if he terminates his employment for good reason (as therein defined).

Salary Continuation Agreements
The Company currently has no salary continuation agreement, or agreement having similar effect, in place with any employee of the Company.

Deferred Compensation Plan
Beginning June 1, 1999, the Company maintained a Deferred Compensation Plan for all highly compensated employees, including the president and all senior vice presidents.  The planpermitted highly compensated employees to defer a portion of their annual compensation into unfunded accounts with the Company.  The deferrals mirror the results of a phantom investment portfolio theoretically (but not actually) invested in funds selected by each participant, including a Luby's, Inc. stock fund.   None of the Named Officers (as that term is defined below under the heading "Executive Compensation") currently participates in the Deferred Compensation Plan.  The Company terminated the plan after the end of fiscal 2003, and the funds will be distributed in fiscal 2004.

Compensation of Chief Executive Officer
In fiscal 2003, the Company paid Christopher J. Pappas an annual base salary of $100,000, which is the annual base salary that has been in effect since he initially took office as the President and Chief Executive Officer of the Company in March of 2001.  The employment contract entered into with Mr. Pappas, which was approved by the Board in 2001, fixes Mr. Pappas' base salary at $100,000 per year for the duration of the contract, which expires on March 31, 2004.  Pursuant to the employment contract, he was granted stock options on March 9, 2001, for 1,120,000 shares of common stock at $5.00 per share.  See "Employment Agreement."

Members of the Committee:

Roger R. Hemminghaus (Chair)
Judith B. Craven (Vice Chair)
Jill Griffin
Joanne Winik
Jim W. Woliver

EXECUTIVE COMPENSATION

The table below contains information concerning annual and long-term compensation of the current chief executive officer, all persons who served as chief executive officer of the Company during the last fiscal year, and the most highly compensated individuals who made in excess of $100,000 and who served as executive officers during the last fiscal year (the "Named Officers"), for services rendered in all capacities for the fiscal years ended August 27, 2003, August 28, 2002 and August 31, 2001.

Summary Compensation Table

					Long-Term Compensation

		Annual Compensation			Awards		Payouts

Name and Principal Position	Fiscal Year	Salary	Bonus	Other Annual Compensation(1)	Restricted Stock Awards	Securities Underlying Options/ SARs(2)	LTIP Payouts	All Other Compensation(3)

Christopher J. Pappas	2003	$100,000	$0	$ 0	$0	$ 0	$0	$0
President and Chief	2002	107,564	0	0	0	1,120,000	0	0
Executive Officer	2001	45,161	0	0	0	0	0	0
Harris J. Pappas	2003	100,000	0	0	0	0	0	0
Chief Operating Officer	2002	107,564	0	0	0	1,120,000	0	0
	2001	45,161	0	0	0	0	0	0
Ernest Pekmezaris	2003	200,000	0	0	0	0	0	0
Senior Vice President	2002	215,128	0	0	0	25,000	0	0
and Chief Financial	2001	90,232	0	0	0	0	0	0
Officer
Peter Tropoli	2003	150,000	0	24,662	0	0	0	0
Senior Vice President-	2002	161,346	0	0	0	25,000	0	0
Administration	2001	50,000	0	0	0	0	0	0

__________
(1)	Perquisites and other personal benefits that did not exceed the lesser of $50,000 or 10% of the total amount of annual salary and bonus for any Named Officer have been excluded.

(2)	The Company has not issued any stock appreciation rights to the Named Officers.

(3)	Amounts are contributions under the Profit Sharing Plan.

The following table reports the grant of stock options and stock appreciation rights ("SARs") to the Named Officers during fiscal 2003. The Company has not granted SARs to any of the Named Officers.

Options/SAR Grants in Last Fiscal Year

					Potential Realizable Value at
	Number of	% of Total			Assumed Annual Rates of
	Securities	Options/SARs			Stock Price Appreciation For
	Underlying	Granted to	Exercise or		Option Term

	Options/SARs	Employees in	Base Price	Expiration
Name	Granted	Fiscal Year	($/sh)	Date	5%	10%

Christopher J. Pappas	0	0	-	-	-	-
Harris J. Pappas	0	0	-	-	-	-
Ernest Pekmezaris	0	0	-	-	-	-
Peter Tropoli	0	0	-	-	-	-

The table below reports exercises of stock options and SARs by the Named Officers during fiscal 2003, and the value of their unexercised stock options and SARs as of August 27, 2003.  Except for the stock options granted to Messrs. Pappas, which were granted pursuant to their employment contracts with the Company, the stock options were granted under the Company's Incentive Stock Plans.  The Company has not granted SARs to any of the Named Officers.

Aggregated Options/SAR Exercises in Last Fiscal Year
and FY-End Options/SAR Values

Name	Shares Acquired on Exercise	Value Realized	Number of SecuritiesUnderlying UnexercisedOptions/SARs at FY-End Exercisable/Unexercisable	Value of Unexercised In-the-Money Options/SARs at FY-End Exercisable/Unexercisable (1)
Christopher J. Pappas	0	$0	840,000/280,000	$0/0
Harris J. Pappas	0	0	840,000/280,000	0/0
Ernest Pekmezaris	0	0	12,500/12,500	0/0
Peter Tropoli	0	0	12,500/12,500	0/0

__________

(1)  The value of unexercised options is based on a price of $2.37 per common share at August 27, 2003.

DEFERRED COMPENSATION

Beginning June 1, 1999, the Company maintained a Deferred Compensation Plan for all of its highly compensated employees, which permitted deferral of a portion of annual compensation.  The plan was terminated in fiscal 2003 and funds will be distributed in fiscal 2004.  See the discussion under the caption "Deferred Compensation Plan" in the Report of the Executive Compensation Committee.

The Company has a Supplemental Executive Retirement Plan which is designed to provide benefits for selected officers at normal retirement age with 25 years of service equal to 50% of their final average compensation offset by Social Security, profit sharing benefits, and deferred compensation.  Some of the officers designated to participate in the plan have retired and are receiving benefits under the plan. Accrued benefits of all actively employed participants become fully vested upon termination of the plan or a change in control (as defined in the plan).  The plan is unfunded, and the Company is obligated to make benefit payments solely on a current disbursement basis. None of the Named Officers is currently entitled to participate in the Supplemental Executive Retirement Plan.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and
                 Related Stockholder Matters

The following table sets forth information concerning the beneficial ownership of the Company's common stock, as of December 5, 2003, for (a) each director currently serving on the Company's Board, (b) each nominee for election as a director at the 2004 Annual Meeting of Shareholders, (c) each of the officers named in the Summary Compensation Table (Named Officers) not listed as a director, and (d) directors and executive officers as a group. In general, "beneficial ownership" includes those shares a director or executive officer has the power to vote or transfer and shares that the director or executive officer has the right to acquire within 60 days after December 5, 2003.

Name (1)	Shares Beneficially Owned	Percent of Common Stock

Judith B. Craven (2)	27,634	*
Arthur R. Emerson (3)	29,728	*
Jill Griffin (4)	4,000	*
Roger R. Hemminghaus (5)	50,317	*
J.S.B. Jenkins (6)	4,000	*
Frank Markantonis (7)	9,978	*
Joe C. McKinney (8)	4,000	*
Gasper Mir, III (9)	8,452	*
Christopher J. Pappas (10)	2,511,900	9.54%
Harris J. Pappas (11)	2,511,900	9.54%
Ernest Pekmezaris (12	15,510	*
Peter Tropoli (13)	12,500	*
Joanne Winik (14)	33,412	*
Jim W. Woliver (15)	28,416	*
All directors and executive officers of the Company, as a Group (14 persons) (16)	5,251,747	19.95%

__________

*Represents beneficial ownership of less than one percent of the shares of the Company's common stock issued and outstanding on December 5, 2003.
(1)

Except as indicated in these notes and subject to applicable community property laws, each person named in the table owns directly the number of shares indicated and has the sole power to vote and to dispose of such shares. Shares of phantom stock held by a nonemployee director convert into an equivalent number of shares of the Company's common stock when the nonemployee director ceases to be a director of the Company on account of resignation, retirement, death, disability, removal or any other circumstance.  The shares of common stock payable upon conversion of the phantom stock are included in this table because it is possible for the holder to acquire the common stock within 60 days if his or her directorship terminated.

(2)

The shares shown for Ms. Craven include 1,500 shares held for her benefit in a custodial account. The shares shown include 14,666 shares which she has the right to acquire within 60 days under the Nonemployee Director Stock Option Plan and 11,468 shares of phantom stock held under the Nonemployee Director Phantom Stock Plan.

(3)

The shares shown for Mr. Emerson include 3,237 shares held jointly with his wife in a custodial account. The shares shown include 14,666 shares which he has the right to acquire within 60 days under the Nonemployee Director Stock Option Plan and 11,825 shares of phantom stock held under the Nonemployee Director Phantom Stock Plan.

(4)	The shares shown for Ms. Griffin include 4,000 shares which she has the right to acquire within 60 days under the Nonemployee Director Stock Option Plan.

(5)

The shares shown for Mr. Hemminghaus include 14,300 shares held in a custodial account for the benefit of Mr. Hemminghaus and his wife. The shares shown include 19,666 shares which he has the right to acquire within 60 days under the Nonemployee Director Stock Option Plan and 16,351 shares of phantom stock held under the Nonemployee Director Phantom Stock Plan.

(6)	The shares shown for Mr. Jenkins include 4,000 shares which he has the right to acquire within 60 days under the Nonemployee Director Stock Option Plan.

(7)

The shares shown for Mr. Markantonis include 100 shares held for his benefit in a custodial account. The shares shown include 6,000 shares which he has the right to acquire within 60 days under the Nonemployee Director Stock Option Plan and 3,878 shares of phantom stock held under the Nonemployee Director Phantom Stock Plan.

(8)	The shares shown for Mr. McKinney include 4,000 shares which he has the right to acquire within 60 days under the Nonemployee Director Stock Option Plan.

(9)

The shares shown for Mr. Mir include 6,000 shares which he has the right to acquire within 60 days under the Nonemployee Director Stock Option Plan and 2,452 shares of phantom stock held under the Nonemployee Director Phantom Stock Plan.

(10)

The shares shown for Christopher J. Pappas include 671,900 shares held for his benefit in a custodial account. The shares shown include 840,000 shares which he has the right to acquire within 60 days pursuant to stock options granted in connection with his employment by the Company and 1,000,000 shares which he has the right to acquire within 60 days upon conversion of subordinated convertible notes issued in 2001, exclusive of accrued interest which also may be converted.  (See "Certain Relationships & Related Transactions" section).

(11)

The shares shown for Harris J. Pappas include 671,900 shares held for his benefit in a custodial account.  The shares shown include 840,000 shares which he has the right to acquire within 60 days pursuant to stock options granted in connection with his employment by the Company and 1,000,000 shares which he has the right to acquire within 60 days upon conversion of subordinated convertible notes issued in 2001, exclusive of accrued interest which also may be converted.  (See "Certain Relationships & Related Transactions" section).

(12)

The shares shown for Mr. Pekmezaris include 3,010 shares held for his benefit in a custodial account.  The shares shown include 12,500 shares which he has the right to acquire within 60 days under the Company's stock option plans.

(13)	The shares shown for Mr. Tropoli include 12,500 shares which he has the right to acquire within 60 days under the Company's stock option plans.

(14)

The shares shown for Ms. Winik include 2,578 shares held for her benefit in custodial accounts. The shares shown include 16,333 shares which she has the right to acquire within 60 days under the Nonemployee Director Stock Option Plan and 14,501 shares of phantom stock held under the Nonemployee Director Phantom Stock Plan.

(15)

The shares shown for Mr. Woliver include 20,416 shares held in a custodial account for the benefit of Mr. Woliver and his wife. The shares shown include 8,000 shares which he has the right to acquire within 60 days under the Nonemployee Director Stock Option Plan.

(16)

The shares shown for all directors and executive officers as a group include 1,802,331 shares which they have the right to acquire within 60 days under the Company's benefit plans, 2,000,000 shares which they have the right to acquire within 60 days upon conversion of convertible notes, and 60,475 shares of phantom stock held under the Nonemployee Director Phantom Stock Plan.

PRINCIPAL SHAREHOLDERS

The following table sets forth information as to the beneficial ownership of the Company's common stock by each person or group known by the Company to own beneficially more than 5% of the outstanding shares of the Company's common stock as of September 30, 2003, and, unless otherwise indicated, is based on disclosures made by the beneficial owners in SEC filings under Section 13 of the Exchange Act:

Name and Address of Beneficial Owner (1)	Shares Beneficially Owned	Percent of Common Stock

Christopher J. Pappas (2) 642 Yale Street Houston, Texas 77007	2,511,900	9.54%
Harris J. Pappas (3) 642 Yale Street Houston, Texas 77007	2,511,900	9.54%
Berno, Gambal & Barbee, Inc. (4) 1100 North Glebe Road, Suite 1040 Arlington, Virginia 22201	2,244,200	8.53%
Dimensional Fund Advisors, Inc. (5) 1299 Ocean Avenue, 11th Floor Santa Monica, California 90401	1,493,900	5.68%

__________

(1)

Except as indicated in these notes and subject to applicable community property laws, each person named in the table owns directly the number of shares indicated and has the sole power to vote and to dispose of such shares.

(2)

The shares shown for Christopher Pappas include 840,000 shares which he has the right to acquire within 60 days pursuant to stock options granted in connection with his employment by the Company and 1,000,000 shares which he has the right to acquire within 60 days upon conversion of subordinated convertible notes he purchased in 2001, exclusive of any accrued interest, which also may be converted.   (See "Certain Relationships & Related Transactions" section).

(3)

The shares shown for Harris Pappas include 840,000 shares which he has the right to acquire within 60 days pursuant to stock options granted in connection with his employment by the Company and 1,000,000 shares which he has the right to acquire within 60 days upon conversion of subordinated convertible notes he purchased in 2001, exclusive of any accrued interest, which also may be converted.  (See "Certain Relationships & Related Transactions" section).

(4)

The information pertaining to beneficial ownership by Berno, Gambal & Barbee, Inc. ("BGB") is based on information furnished to the Company by BGB. In a Schedule 13G filed with the Securities and Exchange Commission on February 14, 2003, BGB reported that, with respect to the Company's common stock, the shares shown in the table above were beneficially owned by BGB, William S. Berno, Paul Gambal and Scott L. Barbee.  BGB filed a Schedule 13F-HR with the Securities and Exchange Commission on November 14, 2003, in which BGB reported that BGB has sole investment discretion as to all of the shares shown in the table and sole voting power as to 1,946,400 of the shares.  In addition to the shares shown in the table, Mr. Barbee holds sole investment and voting power as to 9,000 shares of the Company's common stock.

(5)

Dimensional Fund Advisors, Inc. ("Dimensional"), an investment advisor registered under Section 203 of the Investment Advisors Act of 1940, furnishes investment advice to four investment companies registered under the Investment Company Act of 1940, and serves as investment manager to certain other investment vehicles, including commingled group trusts. (These investment companies and investment vehicles are the "Portfolios").  In its role as investment advisor and investment manager, Dimensional possessed both investment and voting power over 1,493,900 shares of Luby's, Inc. stock as of September 30, 2003.  The Portfolios own all securities reported in this statement, and Dimensional disclaims beneficial ownership of such securities.

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

Item 13.  Certain Relationships and Related Transactions

The Company obtains certain services from entities owned and controlled by Christopher J. Pappas, President and Chief Executive Officer of the Company, and Harris J. Pappas, Chief Operating Officer of the Company, pursuant to the terms of an Affiliate Services Agreement dated August 28, 2001, and then amended and restated as of July 23, 2002.  The types of services currently provided to the Company by these entities are the supply of goods and other services necessary for the operation of the Company.  When the Affiliate Services Agreement was amended, a Master Sales Agreement with such entities was entered into, on July 23, 2002, to more properly reflect the current relationship between the Company and those entities regarding the provisions of services and goods.

During the 2003 fiscal year, the entities owned or controlled by Harris and Christopher Pappas (the "Pappas Entities") provided goods to the Company under the Master Sales Agreement in the amount of $174,000. Conversely, no services were provided in fiscal 2003 relative to the Affiliate Services Agreement.  Subsequent to August 27, 2003, and through November 19, 2003, the Company incurred no costs from the Pappas Entities under either the Master Sales Agreement or the Affiliate Services Agreement.

Consistent with past practices, the Finance and Audit Committee of the Board reviewed on a quarterly basis all applicable amounts related to either the Master Sales Agreement or the Affiliate Services Agreement.  That Committee is composed entirely of nonemployee directors.

The Company anticipates payments to such entities under the Affiliate Services Agreement and the Master Sales Agreement during the current fiscal year will not exceed $500,000. Such payments will be primarily for goods purchased pursuant to the terms of the Master Sales Agreement.  In the opinion of the Finance and Audit Committee, the fees paid by the Company for such goods and/or services are primarily at or below the level which the Company would pay for comparable goods and/or services (if available) from a party unaffiliated with the Company.

The Company is obligated under a separate agreement dated September 28, 2001, for the lease of real property for the Company's service center from entities owned or controlled by Harris J. Pappas and Christopher J. Pappas.  This lease agreement was amended on May 20, 2003, to expand the space leased by the Company.  The proposal to amend the lease was investigated by the Company's Internal Audit department, evaluated by the Finance and Audit Committee of the Board, and evaluated and approved by the Board with Messrs. Pappas and Markantonis abstaining from such vote.  The amount paid by the Company under this Lease Agreement was $79,000 in fiscal 2003.  Subsequent to August 27, 2003, and through November 19, 2003, the Company incurred lease costs for the service center in the amount of $20,000.  The Company has contracted to pay $82,000 in rent pursuant to said Lease Agreement to such entities during the current fiscal year.  The Company is obligated to pay all related repairs and maintenance, insurance, and pro-rata portion of utilities on said lease.

The Company previously leased a location from an unrelated third party.  That location is used to house increased equipment inventories due to store closures under the business plan.  The Company considered it more prudent to lease this location rather than to pursue purchasing a storage facility, as its strategy is to focus its capital expenditures on its operating restaurants.  In a separate transaction, the third-party property owner sold the location to the Pappas Entities during the fourth quarter of fiscal 2003, with the Pappas Entities becoming the Company's landlord for that location effective August 1, 2003.  The amount paid to the Pappas Entities by the Company under this lease agreement was $4,000 in fiscal 2003.

Before the end of the 2003 fiscal year, the Finance and Audit Committee of the Board approved a proposal to amend the lease for additional space.  The amendment expanded the location's capacity to approximately 27,000 square feet of warehouse space.  Subsequent to August 27, 2003, and through November 19, 2003, the Company incurred lease costs for the storage site of $19,000.  The Company has contracted to pay $69,000 in rent pursuant to said lease agreement to the Pappas Entities during the current fiscal year.  The Company is obligated to pay all related repairs and maintenance, insurance, and pro-rata portion of utilities on said lease.

In addition to the amounts paid to Christopher J. Pappas and Harris J. Pappas under the terms of said Affiliate Services Agreement, Master Sales Agreement and Lease Agreement, the Company paid rent to PHCG Investments for real property in Dallas, Texas, pursuant to the terms of a Ground Lease dated March 25, 1994. Christopher J. Pappas and Harris J. Pappas are general partners of PHCG Investments.  The amount paid by the Company to PHCG Investments pursuant to the terms of said Ground Lease during the last fiscal year was $42,000.  During the third quarter of fiscal 2003, the Company terminated its leasehold interest in the property pursuant to a Lease Termination Agreement with a third party unaffiliated with the Company, PHCG, Harris J. Pappas, Christopher J. Pappas, or any of their respective affiliates pursuant to which the Company received, in exchange for termination of its leasehold interest, a payment in cash, the right to remove fixtures and equipment from the premises, and the release of any future obligations under the Ground Lease.  Prior to approving the Lease Termination Agreement, the Board, meeting without Christopher J. Pappas, Harris J. Pappas and Frank Markantonis, reviewed such matters as it deemed necessary to make an informed decision on the transaction, including an M.A.I. appraisal of the fair market value of the leasehold estate.

The Company entered into a Purchase Agreement with Christopher J. Pappas and Harris J. Pappas on March 9, 2001 (the "Purchase Agreement").  Pursuant to the terms of the Purchase Agreement, Messrs. Pappas became obligated to purchase subordinated convertible promissory notes (the "Pappas Notes") from the Company in the aggregate amount of $10 million upon satisfaction of certain conditions specified in the Purchase Agreement.  Messrs. Pappas each purchased two convertible subordinated promissory notes dated June 29, 2001, from the Company in the face amounts of $1.5 million and $3.5 million each, resulting in the receipt of $10 million in proceeds by the Company. The Pappas Notes are unsecured, and the rights of Messrs. Pappas to receive payments under the Pappas Notes are subordinate to the rights of the Company's senior secured creditors. Prior to the default described in the succeeding paragraphs, the Pappas Notes bore interest at a variable rate of interest equal to LIBOR plus two percent. Interest is due quarterly on June 1, September 1, December 1, and March 1, and the principal is due on March 1, 2011. Exclusive of any accrued interest that may also be converted, the notes are convertible into the Company's common stock at $5.00 per share, or 2,000,000 shares, at the election of the holders at any time after January 2, 2003, and prior to the stated redemption date of March 1, 2011, or at any time that the Company tenders prepayment of such amount.  The Company has the right to prepay the notes at any time without the payment of any premium or penalty.

As previously reported in the Company's Current Report on Form 8-K filed May 23, 2003, on account of the cross-default provisions in the Pappas Notes, the Company's default on its senior indebtedness constituted an event of default under the Pappas Notes.  Under the terms of the Pappas Notes, the interest rate on the indebtedness represented by such notes increases to 10% per annum from the date of such default (such rate being the greater of Libor plus 2% or 10% per annum and being referred to as the "Default Rate").  The Company made the regular quarterly interest payment on the Pappas Notes on March 1, 2003, in the aggregate amount of approximately $84,000; however, under the terms of the Pappas Notes and the subordination agreement entered into by Christopher and Harris Pappas, the Company, and the holders of the senior indebtedness in June 2001 (the "Subordination Agreement"), such amount should not have been paid to Christopher and Harris Pappas because of the existing default on the senior indebtedness.  Christopher and Harris Pappas subsequently paid the March 1, 2003, interest payment to the holders of the senior indebtedness in accordance with the provisions of the Pappas Notes and the Subordination Agreement.  The resulting failure of the Company to pay interest on the Pappas Notes to Christopher and Harris Pappas on March 1, 2003, and the scheduled payment dates thereafter constitute additional events of default on the Pappas Notes.  Christopher and Harris Pappas worked with the Company to document a waiver of all defaults under the Pappas Notes through May 19, 2003.  All rights to increased interest on the Pappas Notes through such date have also been waived.  As a result, interest accrued on the Pappas Notes through May 19, 2003, at Libor plus 2% for such period (the rate in effect absent a default).

Christopher and Harris Pappas have not waived defaults from and after May 19, 2003, and after such date the interest on the Pappas Notes accrues at the Default Rate.  Under the Subordination Agreement, no payments may be made in respect of principal or interest on the Pappas Notes or otherwise with respect to such Notes unless and until all defaults with respect to senior indebtedness have been cured or waived.  However, the subordination provisions do not impair the legal obligation of the Company with respect to the Pappas Notes, which must be paid in full with accrued interest at the applicable rates.  In addition, Christopher and Harris Pappas have expressly reserved all their rights and remedies that arise by reason of the defaults, including the right to demand immediate repayment of the Pappas Notes.  The Company's two-year business plan includes the sale of certain properties, the closing of certain unprofitable cafeterias and the repayment of indebtedness, all with the goal, among others, of securing a cure (by agreement with the holders of the Company's senior indebtedness) to existing defaults with respect to the senior indebtedness.  As a result of the existing default on the Pappas Notes, it will also be necessary for the Company to attempt to cure defaults with respect to the Pappas Notes (by agreement with the holders thereof or repayment of the Pappas Notes) in conjunction with such two-year business plan.  Otherwise, a continuation of the defaults with respect to the Pappas Notes will continue to result in a default on the Company's senior indebtedness under existing cross-default provisions thereof.

Pursuant to the terms of the Purchase Agreement, the Company agreed to submit three persons designated by Christopher J. Pappas and Harris J. Pappas as nominees for election as directors at the 2002 Annual Meeting of Shareholders.  Messrs. Pappas designated themselves and Frank Markantonis as their nominees for directors. Christopher J. Pappas and Harris J. Pappas are brothers.  Mr. Markantonis is an attorney whose principal client is Pappas Restaurants, Inc., an entity controlled by Harris J. Pappas and Christopher J. Pappas.

On July 23, 2002, the Company entered into an Indemnification Agreement with each member of the Board of Directors under which the Company obligated itself to indemnify each director to the fullest extent permitted by applicable law so that he or she will continue to serve the Company free from undue concern regarding liabilities.  The Company has also entered into an Indemnification Agreement with each person becoming a member of the Board of Directors since July 23, 2002.  The Board of Directors has determined that uncertainties relating to liability insurance and indemnification have made it advisable to provide directors with assurance that liability protection will be available in the future.

Item 14.  Principal Accountant Fees and Services

Aggregate fees for professional services rendered for the Company by the independent auditor, Ernst & Young LLP, in each of the last two fiscal years in each of the following categories were:

	2003	2002

	(In thousands)
Audit Fees	$162	$158
Audit-Related Fees	3	14
Tax Fees	17	68
All Other Fees	9	16

Total	$191	$256

In prior years, fees were prepared on a paid basis. In 2003, fees were compiled on a billed basis.  Accordingly, certain fees for fiscal year 2002 were reclassified to conform to the presentation of the current year fees.

The Audit Fees for the fiscal years ended August 27, 2003, and August 28, 2002, were for professional services in connection with the audits of the consolidated financial statements of the Company, review of Quarterly Reports on Form 10-Q, and consents and assistance with the review of documents filed with the SEC.

The Audit-Related Fees for the fiscal years ended August 27, 2003, and August 28, 2002, were mainly for assurance and related services for benefit plan audits.

Tax Fees for the fiscal years ended August 27, 2003, and August 28, 2002, were for services related to tax compliance (including the preparation of income tax returns) and claims for refund, tax planning, and tax advice (including federal and state audit assistance).

All Other Fees for the fiscal years ended August 27, 2003, and August 28, 2002, were for services rendered for certain limited scope agreed-upon procedures.

The de minimis exception was not used for any fees paid to Ernst & Young LLP.

The Finance and Audit Committee has considered whether the provision of the above services other than audit services is compatible with maintaining Ernst & Young LLP's independence.

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

December 20, 2003	LUBY'S, INC.

Date	(Registrant)

By:/s/Christopher J. Pappas

Christopher J. Pappas President and Chief Executive Officer

December 20, 2003	LUBY'S, INC.

Date	(Registrant)

By:/s/Ernest Pekmezaris

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