Form 10-Q
period 2003-11-19
LUBYS INC
filed 2004-01-02
CIK 16099

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 19, 2003, or

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

As of December 18, 2003, there were 22,470,004 shares of the registrant's Common Stock outstanding, which does not include 4,933,063 treasury shares.

Luby's, Inc.
Form 10-Q
Quarter ended November 19, 2003
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

Part I - FINANCIAL INFORMATION

Item 1.  Financial Statements

Luby's, Inc.
Consolidated Balance Sheets

(In thousands)

	November 19,	August 27,
	2003	2003

	(Unaudited)
ASSETS
Current Assets:
Cash	$482	$871
Short-term investments (see Note 3)	20,303	20,498
Trade accounts and other receivables	148	283
Food and supply inventories	2,501	1,798
Prepaid expenses	2,885	3,485
Deferred income taxes (see Note 4)	1,944	1,777

Total current assets	28,263	28,712
Property held for sale (see Note 7)	30,628	32,946
Investments and other assets	524	547
Property, plant, and equipment - at cost, net (see Note 5)	214,018	217,676

Total assets	$273,433	$279,881

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$13,532	$12,488
Accrued expenses and other liabilities	20,311	20,978
Convertible subordinated notes, net - related party (see Notes 6 and 9)	7,541	6,973
Credit-facility debt (see Note 6)	88,783	91,559

Total current liabilities	130,167	131,998
Accrued claims and insurance	3,533	3,729
Deferred income taxes and other credits (see Note 4)	10,713	10,579
Reserve for restaurant closings (see Note 7)	1,280	1,663
Commitments and contingencies (see Note 8)	-	-

Total liabilities	145,693	147,969

SHAREHOLDERS' EQUITY
Common stock, $.32 par value; authorized 100,000,000 shares, issued 27,403,067 shares in 2004 and 2003	8,769	8,769
Paid-in capital	36,625	36,916
Deferred compensation	(385)	(679)
Retained earnings	187,502	191,968
Less cost of treasury stock, 4,933,063 and 4,946,771 shares in 2004 and 2003, respectively	(104,771)	(105,062)

Total shareholders' equity	127,740	131,912

Total liabilities and shareholders' equity	$273,433	$279,881

See accompanying notes.

Luby's, Inc.
Consolidated Statements of Operations (unaudited)
(In thousands except per share data)

	Quarter Ended

	November 19,	November 20,
	2003	2002

	(84 days)	(84 days)

SALES	$70,027	$72,832
COSTS AND EXPENSES:
Cost of food	19,047	20,173
Payroll and related costs	19,677	22,096
Occupancy and other operating expenses	22,738	22,709
Depreciation and amortization	4,032	4,169
General and administrative expenses	4,628	5,343
Provision for asset impairments and restaurant closings (see Note 7)	276	(163)

	70,398	74,327

INCOME (LOSS) FROM OPERATIONS	(371)	(1,495)
Interest expense	(2,273)	(1,418)
Other income, net	192	2,900

Income (loss) before income taxes	(2,452)	(13)
Provision (benefit) for income taxes (see Note 4)	-	-

Income (loss) from continuing operations	(2,452)	(13)
Discontinued operations, net of taxes (see Note 7)	(2,014)	(3,088)

NET INCOME (LOSS)	$(4,466)	$(3,101)

Income (loss) per share - before discontinued operations basic and assuming dilution	(0.11)	(0.00)
Income (loss) per share - from discontinued operations basic and assuming dilution	(0.09)	(0.14)

Net income (loss) per share - basic and assuming dilution	$(0.20)	$(0.14)

See accompanying notes.

Luby's, Inc.
Consolidated Statements of Shareholders' Equity (unaudited)
(In thousands)

	Common Stock							Total

	Issued		Treasury		Paid-In	Deferred	Retained	Shareholders'

	Shares	Amount	Shares	Amount	Capital	Compensation	Earnings	Equity

BALANCE AT AUGUST 27, 2003	27,403	$8,769	(4,947)	$(105,062)	$36,916	$(679)	$191,968	$131,912
Net income (loss) for the year to date	-	-	-	-	-	-	(4,466)	(4,466)
Noncash executive compensation expense	-	-	-	-	-	294	-	294
Common stock issued under nonemployee director benefit plans	-	-	14	291	(291)	-	-	-

BALANCE AT NOVEMBER 19, 2003	27,403	$8,769	(4,933)	$(104,771)	$36,625	$(385)	$187,502	$127,740

See accompanying notes.

Luby's, Inc.
Consolidated Statements of Cash Flows (unaudited)
(In thousands)

	Quarter Ended

November 19,		November 20,
2003		2002

(84 days)		(84 days)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(4,466)	$(3,101)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Provision for (reversal of) asset impairments, net of gains on sale - discontinued operations	411	-
Provision for (reversal of) asset impairments and restaurant closings	276	(163)
Depreciation and amortization - discontinued operations	-	842
Depreciation and amortization - continuing operations	4,032	4,169
Amortization of discount on convertible subordinated notes	568	111
(Gain) loss on disposal of property held for sale	-	(2,735)
(Gain) loss on disposal of property, plant, and equipment	32	141
Noncash nonemployee directors' fees	-	53
Noncash executive compensation expense	294	302

Cash (used in) provided by operating activities before changes in operating assets and liabilities	1,147	(381)
Changes in operating assets and liabilities:
(Increase) decrease in trade accounts and other receivables	135	(114)
(Increase) decrease in food and supply inventories	(703)	(766)
(Increase) decrease in prepaid expenses	600	134
(Increase) decrease in other assets	23	63
Increase (decrease) in accounts payable	818	1,256
Increase (decrease) in accrued claims and insurance, accrued expenses, and other liabilities	(863)	(350)
Increase (decrease) in deferred income taxes and other credits	(33)	(28)
Increase (decrease) in reserve for restaurant closings	(383)	(56)

Net cash (used in) provided by operating activities	741	(242)

CASH FLOWS FROM INVESTING ACTIVITIES:
(Increase) decrease in short-term investments	195	2,535
Proceeds from disposal of property held for sale	2,829	4,991
Purchases of property, plant, and equipment	(1,386)	(3,728)
Proceeds from disposal of property, plant, and equipment	8	-

Net cash provided by (used in) investing activities	1,646	3,798

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance (repayment) of debt, net	(2,776)	(4,941)

Net cash provided by (used in) financing activities	(2,776)	(4,941)

Net increase (decrease) in cash	(389)	(1,385)
Cash at beginning of period	871	1,584

Cash at end of period	$482	$199

See accompanying notes

Noncash activity:

Accrual for (reversal of) purchases of property, plant, and equipment	$226	$(91)

Luby's, Inc.
Notes to Consolidated Financial Statements (unaudited)
November 19, 2003

Note 1.  Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements as are prepared for the Company's Annual Report on Form 10-K.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the quarter ended November 19, 2003, are not necessarily indicative of the results that may be expected for the fiscal year ended August 25, 2004.

The balance sheet included in this Form 10-Q dated August 27, 2003, has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.  Therefore, these financial statements should be read in conjunction with the consolidated financial statements and footnotes included in Luby's Annual Report on Form 10-K for the year ended August 27, 2003.

Prior period results have been reclassified to show the retroactive effect of discontinued operations per the Company's business plan.  Reclassification facilitates more meaningful comparability to the Company's current information.  As stores are closed in the future and presented in discontinued operations, quarterly and annual financial amounts, where applicable, will be reclassified for further comparability.

Note 2.  Accounting Period Change

In fiscal year 2002, the Company changed its reporting-period measurement from 12 calendar months to 13 four-week periods ending on the last Wednesday in August.  Fiscal year 2002 began September 1, 2001, and ended on August 28, 2002.  It contained 362 days, compared to 364 days in fiscal 2003.  Fiscal 2004 will also contain 364 days.

Note 3.  Short-Term Investments

The short-term investment balances of $20.3 million and $20.5 million as of November 19, 2003, and August 27, 2003, consisted primarily of money-market funds and time deposits.

As of November 19, 2003, approximately $2.3 million of the Company's short-term investments was also pledged as collateral for four separate letters of credit.  There have been no draws upon these letters of credit.

Note 4.  Income Tax

Following is a summarization of deferred income tax assets and liabilities as of the current quarter and prior fiscal year-end:

	November 19,	August 27,
	2003	2003

	(In thousands)
Net deferred long-term income tax liability and other credits	$(10,713)	$(10,579)
Other credits	1,495	1,523

Net deferred long-term income tax liability	(9,218)	(9,056)
Net deferred short-term income tax asset	1,944	1,777

Net deferred income tax liability	$(7,274)	$(7,279)

The tax effect of temporary differences results in the following deferred income tax assets and liabilities as of the current quarter and prior fiscal year-end:

	November 19,	August 27,
	2003	2003

	(In thousands)
Deferred income tax assets:
Workers' compensation, employee injury, and general liability claims	$2,389	$2,429
Deferred compensation	2,311	2,283
Asset impairments and restaurant closure reserves	18,316	20,224
Net operating losses	14,164	11,086

Subtotal	37,180	36,022
Valuation allowance	(12,461)	(11,113)

Total deferred income tax assets	24,719	24,909
Deferred income tax liabilities:
Depreciation and amortization	29,335	29,390
Other	2,658	2,798

Total deferred income tax liabilities	31,993	32,188

Net deferred income tax liability	$(7,274)	$(7,279)

The reconciliation of the benefit for income taxes to the expected income tax benefit from continuing operations computed using the statutory tax rate was as follows:

	November 19,		November 20,
	2003		2002

	Amount	%	Amount	%

	(In thousands and as a percent of pretax income)
Normally expected income tax
benefit	$(858)	(35.0)%	$(4)	(30.8)%
Jobs tax credits	(38)	(1.5)	(50)	(384.6)
Permanent and other differences	253	10.3	50	384.6
Valuation allowance	643	26.2	4	30.8

	$-	-%	$-	-%

The Company has generated a tax operating loss of approximately $8.8 million for the quarter ended November 19, 2003.  The tax benefits for book purposes of $1.3 million and $11.1 million for the quarter ended November 19, 2003, and for the fiscal year ended August 27, 2003, respectively, were netted against a valuation allowance because loss carrybacks were exhausted with the fiscal 2002 tax filing, making the realization of loss carryforwards uncertain.  Due to the Company's loss position, no federal income taxes were paid in the first quarters of fiscal 2004 or 2003.

The Company generated a tax operating loss carryforward of approximately $31.7 million for the fiscal year ended August 27, 2003, which will expire in 2023 if not utilized.

Historically, the Company has been periodically reviewed by the Internal Revenue Service.  The Company is currently under review for the 2002, 2001, and 2000 fiscal years.  Management believes that adequate provisions for income taxes have been reflected in the financial statements and is not aware of any significant exposure items.

Note 5.  Property, Plant, and Equipment

The cost and accumulated depreciation and amortization of property, plant, and equipment at November 19, 2003, and August 27, 2003, together with the related estimated useful lives used in computing depreciation and amortization, were as follows:

	November 19,	August 27,	Estimated
	2003	2003	Useful Lives

	(In thousands)
Land	$55,238	$55,259	─
Restaurant equipment and furnishings	108,034	108,183	3 to 15 years
Buildings	189,898	191,521	20 to 40 years
Leasehold and leasehold improvements	21,893	21,989	Term of leases
Office furniture and equipment	11,019	11,710	5 to 10 years
Transportation equipment	552	574	5 years

	386,634	389,236
Less accumulated depreciation and amortization	(172,616)	(171,560)

	$214,018	$217,676

Note 6.  Debt

Debt / Business Plan
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

Current management recognized the need to arrange financing that would better match long-term assets with the existing debt.  Accordingly, early in the second quarter of fiscal 2003, the Company executed a commitment letter with a third-party lender for an $80 million loan to replace that amount of debt in the existing credit facility.  Simultaneously, when the current bank group provided a waiver and amendment, it also added a stipulation that required the new $80 million financing be completed and funded by January 31, 2003.  However, the Company was unable to finalize that financing arrangement because of changes in the proposed agreement terms that the Company believed were not in its best interest.  This led to a default under the credit facility that the Company is currently focused on rectifying.  Even though the lack of replacement financing caused a default, the Company was in compliance with its financial performance covenants at the end of the quarter, and no default in interest payments due under the credit facility has occurred.  The existing bank group has taken no formal action other than to notify the Company that it reserves all of its rights and remedies.

Management actively communicated with the credit-facility bank group while it developed its business plan in fiscal 2003.  The plan is focused on returning the Company to profitability.  The Company also engaged the financial advisory firms of Morgan Joseph & Co. and ING Capital LLC ("Morgan-ING") to review the plan.

After thorough review of several strategic alternatives - including the business plan - and after consultation with the Morgan-ING advisors, the Company's Board of Directors approved the plan on March 29, 2003.  Subsequent to Board approval, management initiated immediate implementation of the plan, which calls for closure of approximately 50 of the Company's operating stores.  In cases where those properties are owned by the Company, the proceeds from the sale of the properties are being used to pay down bank debt under the existing agreement.  The first 46 of those 50 restaurants were closed by the end of the first quarter of fiscal 2004.  Most of the remaining locations are leased units that will close as soon as commercially feasible after negotiations with landlords or at the end of lease terms that expire in the near future.

With the assistance of Morgan-ING, the Company continues to have constructive discussions with its credit-facility lenders.  In the meantime, the Company is focused on day-to-day operations and the implementation of its strategic plan.  Initially, cash resources have been reduced pursuant to the current business plan, especially relative to lease settlements and termination costs.  The Company used part of its fiscal 2002 federal income tax refund of $13.4 million to support cash needs during the initial stages of the plan.

Over a time span covering all of fiscal 2003 and 2004, the Company expects to report net losses from discontinued operations, including charges for impairment and store closures due to its decision to close the locations specified in the business plan.  Including operating costs for all of fiscal 2003 and the first quarter of 2004, $32.6 million in discontinued operating activity has been incurred.  Of that amount, $2.0 million was incurred in the first quarter of fiscal 2004.

For the remainder of fiscal 2004, the Company expects more carrying and settlement costs; however, it also expects that these amounts will ultimately be offset by certain property gains.  The Company adjusts its property held for sale to the lower of cost or net realizable value.  Relative to that process, while the Company had net book values that had to be written down, it also had net book values that could not be written up before their actual sale.  The anticipated gains relate to those assets that could not be written up before the property disposals.

During the first quarter of fiscal 2004, the Company recorded noncash impairment charges of approximately $742,000, which were included in discontinued operations.  Included in this amount was $456,000 related to a seafood property previously operated under a joint venture with WaterStreet, Inc.  The joint venture was dissolved in November 1999, with the Company retaining ownership of the property.  Initially, after the dissolution, that location was vacant.  Then in November 2000, the location was leased to an unrelated third party.  Subsequently, the Company decided to sell the property and entered into a contract to do so during the first quarter of fiscal 2004, with the sale being completed early in the second quarter.

The total impairment charges were reduced by $331,000 in gains on the sale of certain properties held for sale as part of the business plan.  This resulted in net impairment charges within discontinued operations of $411,000.  The Company also recorded the related fiscal year-to-date net operating results, allocated interest expense, employee termination costs, lease settlements, and basic carrying costs of the closed units in discontinued operations.

Credit-Facility Debt
At August 27, 2003, the Company had a credit-facility balance of $91.6 million with its bank group (a syndicate of four banks).  In accordance with provisions of that credit facility, the Company paid the outstanding balance down by $2.8 million during the first quarter of fiscal 2004 from proceeds received from the sale of real and personal property.  As a result, the balance was lowered to $88.8 million at the end of the first quarter.  The interest rate was prime plus 4.0% and prime plus 1.5% at November 19, 2003, and November 20, 2002, respectively.  The Company is current on all interest and fee payments due under the credit facility.

As of November 19, 2003, $213.8 million of the Company's total book value, or 78.2% of its total assets, including the Company's owned real estate, improvements, equipment, and fixtures, was pledged as collateral under the credit facility.  Although the current lenders have reserved all of their rights and remedies as a result of the January 31, 2003, default - including the right to demand immediate repayment of the entire outstanding balance or the right to pursue foreclosure on the assets pledged as collateral - they have not announced any intention to take such action.

Subordinated Debt
On March 9, 2001, the Company's CEO and COO, Christopher J. Pappas and Harris J. Pappas, respectively, committed to lending the Company a total of $10 million in exchange for convertible subordinated notes that were funded in the fourth quarter of fiscal 2001.  The notes, as formally executed, bore interest at LIBOR plus 2%, payable quarterly.

The subordinated notes include cross-default provisions that are tied to the Company's credit facility.  The Company was notified of the declared default by the note holders just after the end of the third quarter of fiscal 2003.  Also pursuant to the terms of the notes, it was determined that the quarterly interest payment made effective March 1, 2003, could not be retained by the note holders, who in turn forwarded the payment of approximately $84,000 to the bank group.  That amount was applied to the principal of the credit facility after the end of fiscal 2003's third quarter.  Furthermore, no principal or interest payments may be made to the subordinated note holders while the credit-facility debt is in default.  This restriction in turn caused a second default under the subordinated notes.  The note holders waived all defaults through May 19, 2003, yet they have reserved all of their rights and remedies associated with the debt.  Effective May 20, 2003, the notes bear interest at 10% per year.  Even if the Company's defaults are cured under the senior credit facility, continuation of the default with respect to the subordinated notes will continue to result in a default on the senior indebtedness under existing cross-default provisions.

The notes are convertible into the Company's common stock at $5.00 per share for 2.0 million shares at the option of the holders at any time after January 2, 2003, and prior to the stated redemption date.  The per share market price of the Company's stock on the commitment date (as determined by the closing price on the New York Stock Exchange on the date of issue) was $7.34.  The difference between the market price and strike price of $5.00, or $2.34 per share, multiplied by the 2.0 million convertible shares equaled approximately $4.7 million.  Under the Company's adopted intrinsic value method, applicable accounting principles require that this amount, which represents the beneficial conversion feature, be recorded as both a component of paid-in capital and a discount from the $10 million subordinated note balance.

In accordance with certain provisions of the debt instruments, accrued interest may be converted, along with the notes, to common stock at $5.00 per share.  As of the end of the first quarter of fiscal 2004, $680,000 remained as accrued interest on the subordinated notes.

Initially, the $4.7 million conversion feature, which excludes accrued interest, was amortized over the original ten-year term of the notes.  The subordinated note defaults triggered an acceleration of the discount amortization over the remaining term of the senior debt, which is currently set to mature in October 2004.  That shorter amortization time frame was determined to be appropriate as the notes are subordinate to the credit facility and, accordingly, no payoff of those notes could occur before the debt of the senior creditors is addressed.

The carrying value of the notes at November 19, 2003, net of the unamortized discount, was approximately $7.5 million.  The comparative carrying value of the notes at August 27, 2003, was approximately $7.0 million.

Note 7.  Impairment of Long-Lived Assets and Store Closings / Discontinued Operations

In accordance with the current business plan, which calls for the closure of approximately 50 operating stores, the Company had closed 46 of these stores as of November 19, 2003.  One additional property, the prior joint venture seafood property mentioned previously, was disposed of after the end of the quarter.

The operating results of the 47 locations have been reclassified and reported as discontinued operations for all periods presented as required by Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (FAS 144), adopted by the Company in the first quarter of fiscal 2003.  The following are the sales and pretax losses reported in discontinued operations for these stores:

	Quarter Ended

	November 19,	November 20,
	2003	2002

	(84 days)	(84 days)
	(In thousands)
Sales	$198	$15,397
Pretax losses(a)	(2,014)	(3,088)

(a)

Due to the Company's current loss position as explained in Note 4 above, its tax benefits for both quarters were entirely offset by valuation allowances.  Accordingly, discontinued operations, net of taxes, as presented in the Consolidated Statements of Operations, equals the pretax loss amounts noted above.

The 2004 activity included net impairment charges of approximately $411,000, comprised of noncash impairments of $742,000 offset by gains on the sale of properties of $331,000.

During fiscal 2003, after the original designation of stores, two were removed from the list and replaced by two other locations.  Specifically, one in Bossier City, Louisiana, and one in Houston, Texas, were neutrally exchanged for one location in San Antonio, Texas, and one in Lufkin, Texas.  In early 2004, one other property - the prior joint-venture seafood location mentioned above - was adopted into the plan.

Pursuant to the business plan and expectations of its bank group, the Company is committed to applying the proceeds from the sales of closed restaurants to pay down its credit-facility debt.  Of the total paid down in the first quarter of fiscal 2004, $2.8 million resulted from sales proceeds related to business plan assets.  As of November 19, 2003, the Company also had 26 properties valued at $27.4 million in property held for sale, which also related to the business plan.  Management therefore estimated the total amount related to the current quarter and future business plan disposals was the combined amount of $30.2 million.

In accordance with Emerging Issues Task Force (EITF) 87-24, "Allocation of Interest to Discontinued Operations," interest on debt that is required to be repaid as a result of a disposal transaction should be allocated to discontinued operations.  Accordingly, the Company has reclassified approximately $501,000 and $586,000 in interest expense to that category in the first quarters of fiscal 2004 and 2003, respectively.  The basis of the reclassifications was an application of the credit facility's historical effective interest rates to the portion of the estimated total debt that equals the amount related to current and future business plan disposals as explained in the previous paragraph.

The Company does not accrue employee settlement costs; these charges are expensed as incurred.

Relative to the business plan, as the Company has formally settled lease terminations or has reached definitive terms to terminate leases, the related charges have been recorded.  For the quarter ended November 19, 2003, no lease exit costs associated with the business plan met this criteria and, consequently, were not accrued as of the quarter-end.  Furthermore, the Company did not accrue future rental costs in instances where locations closed; however, management has the ability to sublease.

Fiscal 2004 Property Held for Sale
At November 19, 2003, the Company had a total of 32 properties valued at $30.6 million in property held for sale, including the 26 properties and $27.4 million mentioned in the previous section of this note.  Of the 32 total properties, six - including all undeveloped land sites - related to prior disposal plans.  The Company is actively marketing the locations currently classified in property held for sale and will use the proceeds to pay down debt as those transactions are completed.

Reserve for Restaurant Closings
At November 19, 2003, and August 27, 2003, the Company had a reserve for restaurant closings of $1.3 million and $1.7 million, respectively.  The reserve balances as of both period-ends related to the 2001 asset disposal plan and were comprised entirely of estimated lease settlement costs.  The settlement costs were accrued in accordance with EITF 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity," which was appropriate for disposal plans initiated before the Company's fiscal 2003 adoption of SFAS 146, "Accounting for Costs Associated with Exit or Disposal Activities."

The following is a summary of the amounts recognized as accrued expenses or accrual reductions together with cash payments made against such accruals for the first quarter ended November 19, 2003, under the fiscal year 2001 plan:

Reserve Balance (2001 Disposal Plan)
Lease Settlement Costs

(In thousands)

As of August 27, 2003	$1,663
Additions (reductions)	(48)
Cash payments	(335)

As of November 19, 2003	$1,280

Note 8.  Commitments and Contingencies

Officer Loans
In fiscal 1999, the Company guaranteed loans of approximately $1.9 million relating to purchases of Luby's stock by various officers of the Company pursuant to the terms of a shareholder-approved plan.  Under the officer loan program, shares were purchased and funding was obtained from JPMorgan Chase Bank, one of the four members of the bank group that participate in the Company's credit facility.  Per the original terms of the guaranteed loan agreements, these instruments only required annual interest to be paid by the individual debtors, with the entire principal balances due upon their respective maturity dates, which occur during the period from January through March of 2004, unless extended by the note holders.

At both November 19, 2003, and August 27, 2003, the notes had a combined outstanding balance of approximately $1.6 million.  The underlying guarantee on these loans includes a cross-default provision.  The Company received notice from JPMorgan Chase Bank that the default in the Company's credit facility led to a default in the officer loans.  JPMorgan Chase Bank initially requested that the Company repurchase the notes; however, such action cannot be completed without comprehensive resolution with the entire bank group.  On July 10, 2003, JPMorgan Chase Bank notified the Company that although it continues to reserve all rights and remedies, it has not elected to pursue those rights and remedies in order to allow further discussions among the bank group.  This notice did not constitute a waiver.  The Company is therefore working constructively with all members of the bank group in an effort to cure all defaults and satisfactorily meet each lender's expectations.

In the event of individual debtor default, the Company could be required to purchase the loans from JPMorgan Chase Bank, become holder of the notes, record the receivables, and pursue collection.  The purchased Company stock has been and can be used by borrowers to satisfy a portion of their loan obligation.  As of November 19, 2003, based on the market price on that day, approximately $332,000, or 20.6% of the note balances, could have been covered by stock, while approximately $1.3 million, or 79.4%, would have remained outstanding.

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

Surety Bonds and Letters of Credit
At November 19, 2003, surety bonds in the amount of $6.0 million have been issued as security for the payment of insurance obligations.  On the balance sheet, the current portion of these obligations is included in accrued expenses and other liabilities, while the long-term portion is classified as accrued claims and insurance.  Additionally, as mentioned in Note 2 above, the Company has collateralized four letters of credit with $2.3 million in short-term investments.

Note 9.  Related Parties

Affiliate Services
The CEO and COO of the Company, Christopher J. Pappas and Harris J. Pappas, respectively, own two restaurant entities that may provide services to Luby's, Inc. as detailed in the Affiliate Services Agreement and the Master Sales Agreement.  Under the terms of the Affiliate Services Agreement, the Pappas entities may provide accounting, architectural, and general business services.  For the first quarter of fiscal 2004 and 2003, no services were provided relative to the Affiliate Services Agreement.

Under the terms of the Master Sales Agreement, the Pappas entities may provide specialized (customized) equipment fabrication and basic equipment maintenance, including stainless steel stoves, shelving, rolling carts, and chef tables.  No costs were incurred under the Master Sales Agreement for the first quarter of fiscal 2004. The total cost under the Master Sales Agreement of custom-fabricated and refurbished equipment for the first quarter of fiscal 2003 was approximately $47,000.  All amounts charged under the agreements through November 19, 2003, have been paid.

Operating Leases
In a separate contract from the Affiliate Services Agreement and the Master Sales Agreement, the Company entered into a three-year lease which commenced on June 1, 2001, and ends May 31, 2004.  The leased property, referred to as the Houston Service Center, is used to accommodate the Company's own in-house repair and fabrication center.  The amount paid by the Company pursuant to the terms of this lease was approximately $20,000 for the first quarters of both fiscal 2004 and 2003.

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

In another separate contract, pursuant to the terms of a ground lease dated March 25, 1994, the Company paid rent to PHCG Investments for a Luby's restaurant the Company operated in Dallas, Texas, until that location was closed early in the third quarter of fiscal 2003.  Christopher J. Pappas and Harris J. Pappas are general partners of PHCG Investments.  Preceding the store's closure, the Company entered into a lease termination agreement with a third party unaffiliated with the Pappas entities.  That agreement severed the Company's interest in the PHCG property in exchange for a payment of cash to the Company.  The Company also obtained the right to remove fixtures and equipment from the premises, and it was released from any future obligations under the lease agreement.  The closing of the transaction was completed during the third quarter of fiscal 2003, resulting in a gain of $735,000, and the gross proceeds were used to pay down debt.  The amount paid by the Company pursuant to the terms of this lease before its termination was approximately $21,000 for the first quarter of fiscal 2003.

Affiliated rents paid for the Houston Service Center, the separate storage facility, and the Dallas property leases combined represented 3.4% and 3.5% of total rents for continuing operations for the first quarter of fiscal 2004 and 2003, respectively.

Subordinated Debt
As described in Note 6 in the section entitled Subordinated Debt, on March 9, 2001, the Company's CEO and COO, Christopher J. Pappas and Harris J. Pappas, respectively, committed to lending the Company a total of $10 million in exchange for convertible subordinated notes that were funded in the fourth quarter of fiscal 2001.  The notes, as formally executed, bore interest at LIBOR plus 2%, payable quarterly.

The subordinated notes include cross-default provisions that are tied to the Company's credit facility.  The Company was notified of the declared default by the note holders just after the end of the third quarter of fiscal 2003.  Also pursuant to the terms of the notes, it was determined that the quarterly interest payment made effective March 1, 2003, could not be retained by the note holders, who in turn forwarded the payment of approximately $84,000 to the bank group.  That amount was applied to the principal of the credit facility after the end of fiscal 2003's third quarter.  Furthermore, no principal or interest payments may be made to the subordinated note holders while the credit-facility debt is in default.  This restriction in turn caused a second default under the subordinated notes.  The note holders waived all defaults through May 19, 2003, yet they have reserved all of their rights and remedies associated with the debt.  Effective May 20, 2003, the notes bear interest at 10% per year.  Even if the Company's defaults are cured under the senior credit facility, continuation of the default with respect to the subordinated notes will continue to result in a default on the senior indebtedness under existing cross-default provisions.

The notes are convertible into the Company's common stock at $5.00 per share for 2.0 million shares at the option of the holders at any time after January 2, 2003, and prior to the stated redemption date.  The per share market price of the Company's stock on the commitment date (as determined by the closing price on the New York Stock Exchange on the date of issue) was $7.34.  The difference between the market price and strike price of $5.00, or $2.34 per share, multiplied by the 2.0 million convertible shares equaled approximately $4.7 million.  Under the Company's adopted intrinsic value method, applicable accounting principles require that this amount, which represents the beneficial conversion feature, be recorded as both a component of paid-in capital and a discount from the $10 million subordinated note balance.

In accordance with certain provisions of the debt instruments, accrued interest may be converted, along with the notes, to common stock at $5.00 per share.  As of the end of the first quarter of fiscal 2004, $680,000 remained as accrued interest on the subordinated notes.

Initially, the $4.7 million conversion feature, which excludes accrued interest, was amortized over the original ten-year term of the notes.  The subordinated note defaults triggered an acceleration of the discount amortization over the remaining term of the senior debt, which is currently set to mature in October 2004.  That shorter amortization time frame was determined to be appropriate as the notes are subordinate to the credit facility and, accordingly, no payoff of those notes could occur before the debt of the senior creditors is addressed.

The carrying value of the notes at November 19, 2003, net of the unamortized discount, was approximately $7.5 million.  The comparative carrying value of the notes at August 27, 2003, was approximately $7.0 million.

Board of Directors
Pursuant to the terms of a separate Purchase Agreement dated March 9, 2001, entered into by and among the Company, Christopher J. Pappas and Harris J. Pappas, the Company agreed to submit three persons designated by Christopher J. Pappas and Harris J. Pappas as nominees for election at the 2002 Annual Meeting of Shareholders.  Messrs. Pappas designated themselves and Frank Markantonis as their nominees for directors, all of whom were subsequently elected.  Christopher J. Pappas and Harris J. Pappas are brothers.  As disclosed in the proxy statement for the January 31, 2003, annual meeting of shareholders, Frank Markantonis is an attorney whose principal client is Pappas Restaurants, Inc., an entity owned by Harris J. Pappas and Christopher J. Pappas.

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

The following table illustrates the effect on net income (loss) and earnings (loss) per share if the Company had converted to the fair-value method of expensing stock options, as alternatively allowed under FAS 123:

	November 19,	November 20,
	2003	2002

	(In thousands)

Net (loss), as reported	$(4,466)	$(3,101)
Add: Stock-based employee compensation expense included
in reported net (loss), net of related tax effects(a)	294	302
Deduct: Total stock-based employee compensation expense determined
under fair-value-based method for all awards, net of related tax effects(a)	(436)	(1,019)

Pro forma net (loss)	$(4,608)	(3,818)

Earnings per share:
Basic and assuming dilution - as reported(b)	$(0.20)	(0.14)

Basic and assuming dilution - pro forma(b)	$(0.21)	(0.17)

(a)	Income taxes have been offset by a valuation allowance. See Note 4 of Notes to Consolidated Financial Statements.

(b)

As the Company had net losses for the quarters ended November 19, 2003, and November 20, 2002, loss per share assuming dilution equals basic earnings per share since potentially dilutive securities are antidilutive in loss periods.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results
               of Operations

Management's discussion and analysis of financial condition and results of operations should be read in conjunction with the consolidated financial statements and footnotes for the first quarter ended November 19, 2003, and the audited financial statements filed on Form 10-K for the fiscal year ended August 27, 2003.

Overview
As of December 30, 2003, the Company operated 142 restaurants under the name "Luby's."  These establishments are located in close proximity to retail centers, business developments, and residential areas throughout six states (two in Arizona, two in Arkansas, two in Louisiana, three in Oklahoma, one in Tennessee, and 132 in Texas).  Of the 142 restaurants, 97 are at locations owned by the Company and 45 are on leased premises.  Two of the restaurants primarily serve seafood, one is a steak buffet, four are full-time buffets, 22 are cafeteria-style restaurants with all-you-can-eat options, and 113 are traditional cafeterias.

Reclassification
Where applicable, prior period results have been reclassified to show the retroactive effect of discontinued operations per the new business plan.  Reclassification facilitates more meaningful comparability to the Company's current information.  As stores are closed in the future and presented in discontinued operations, quarterly and annual financial amounts, where applicable, will be reclassified for further comparability.

RESULTS OF OPERATIONS

Quarter ended November 19, 2003, compared to the quarter ended November 20, 2002
Sales decreased $2.8 million, or 3.9%, in the first quarter of fiscal 2004 compared to the first quarter of fiscal 2003.  Of the total decline, $1.7 million was due to the closure of eight restaurants since August 28, 2002, that were not included in the business plan, and $1.5 million was due to a 2.2% decrease in same-store sales.  These decreases were partially offset by the positive impact of the opening of two restaurants since August 28, 2002, which accounted for $396,000 in sales.

The cost of food decreased $1.1 million, or 5.6%, and as a percentage of sales decreased from 27.7% to 27.2% in the current quarter compared to the same period last year primarily due to more focus on cost control.  Despite current increases in commodity food pricing, specifically related to the beef and dairy markets, the Company's food costs have experienced a decline.  Targeted cost control programs and the ability to easily make changes to product offerings have allowed the Company to reduce these costs.

Payroll and related costs decreased $2.4 million, or 10.9%, and as a percentage of sales decreased from 30.3% to 28.1%.  The decrease was due primarily to the Company's continued operational focus on labor efficiencies coupled with the effects of stores closed prior to the adoption of the business plan.  Overall, improved labor deployments and efficiencies resulting from various Company initiatives to reduce labor costs have shown significant positive results.

Occupancy and other operating expenses were approximately equal to the prior year, with a slight increase of $29,000, or 0.1%.

Depreciation and amortization expense decreased $137,000, or 3.3%, due to fewer depreciable properties resulting from impairments and property sales.

General and administrative expenses decreased $715,000, or 13.4%.  Several factors contributed to this decrease.  Officers' salaries decreased principally due to fewer officers.  Manager trainee salaries decreased due to fewer and smaller class sizes.  Travel and moving costs decreased as a result of the business plan since less expenditures are required with fewer stores.  These decreases were partially offset by consulting fees, which increased principally due to expenses incurred related to the debt refinancing.

The provision for asset impairments and restaurant closings increased by $439,000 primarily due to prior year adjustments related to lease settlements that were more favorable than originally expected.

Interest expense increased $855,000, or 60.3%, due primarily to an increase in the amortization of the discount on the subordinated debt, an increase in the effective interest rate on outstanding debt, and the payment of an extension fee on the outstanding line of credit.

Other income decreased by $2.7 million primarily due to gains on the sale of assets recognized in the prior year, which reflected the sale of two closed stores related to prior disposal plans.

No income tax benefit was recorded in the current quarter or prior year because the realization of loss carryforward utilization is uncertain.  (See Note 4 of the Notes to Consolidated Financial Statements.)

The loss from discontinued operations decreased by $1.1 million principally due to reduced expenditures on closed locations related to the Company's two-year business plan in combination with a gain recorded from the sale of a previously closed store.

Relative to the 2001 closure plan, the Company had a reserve for restaurant closings of approximately $1.3 million and $1.7 million at November 19, 2003, and August 27, 2003, respectively.  The reserves as of both periods-end were comprised entirely of lease termination costs, which the Company expects to settle by the end of the 2004 fiscal year.

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

EBITDA increased by $1.4 million from the first quarter of fiscal 2003 to the first quarter of fiscal 2004.  These net changes were due to various applicable reasons noted in the Results of Operations section above.  Prior year amounts have been reclassified to conform to the current year presentation.

	Quarter Ended

	November 19,	November 20,
	2003	2002

	(84 days)	(84 days)
	(In thousands)
Income (loss) from operations	$(371)	$(1,495)
Less excluded items:
Provision for asset impairments and restaurant closings	276	(163)
Depreciation and amortization	4,032	4,169
Noncash executive compensation expense	294	302

EBITDA	$4,231	$2,813

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

LIQUIDITY AND CAPITAL RESOURCES

Cash and Working Capital
Cash decreased by $389,000 from the end of the preceding fiscal year to November 19, 2003, primarily due to capital expenditures net of the decreased costs related to closed stores.

After taking into account the current classification of its senior and subordinated debt, the Company had a working capital deficit of $101.9 million as of November 19, 2003, compared to $103.3 million as of August 27, 2003.  The decrease was primarily attributable to paydowns on the Company's senior credit facility net of capital expenditures and other operating costs.  Excluding the reclassification of the credit-facility balance and subordinated notes explained in the Debt section below, the Company's working capital deficit increased $826,000.  The increase in the deficit was primarily attributable to continued requirements to internally fund cash needs, including capital acquisitions.

Capital expenditures for fiscal 2004 are expected to approximate $11.5 million.  Management continues to focus on improving the appearance, functionality, and sales at existing restaurants.  These efforts also include, where feasible, remodeling certain locations to other dining concepts.

Debt / Business Plan
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

Current management recognized the need to arrange financing that would better match long-term assets with the existing debt.  Accordingly, early in the second quarter of fiscal 2003, the Company executed a commitment letter with a third-party lender for an $80 million loan to replace that amount of debt in the existing credit facility.  Simultaneously, when the current bank group provided a waiver and amendment, it also added a stipulation that required the new $80 million financing be completed and funded by January 31, 2003.  However, the Company was unable to finalize that financing arrangement because of changes in the proposed agreement terms that the Company believed were not in its best interest.  This led to a default under the credit facility that the Company is currently focused on rectifying.  Even though the lack of replacement financing caused a default, the Company was in compliance with its financial performance covenants at the end of the quarter, and no default in interest payments due under the credit facility has occurred.  The existing bank group has taken no formal action other than to notify the Company that it reserves all of its rights and remedies.

Management actively communicated with the credit-facility bank group while working on its business plan in fiscal 2003.  The plan is focused on returning the Company to profitability.  The Company also engaged the financial advisory firms of Morgan Joseph & Co. and ING Capital LLC ("Morgan-ING") to review the plan.

After thorough review of several strategic alternatives - including the business plan - and after consultation with the Morgan-ING advisors, the Company's Board of Directors approved the plan on March 29, 2003.  Subsequent to Board approval, management initiated immediate implementation of the plan, which calls for closure of approximately 50 of the Company's operating stores.  In cases where those properties are owned by the Company, the proceeds from the sale of the properties are being used to pay down bank debt under the existing agreement.  The first 43 of those 50 restaurants were closed by the end of fiscal 2003.  Most of the remaining locations are leased units that will close as soon as commercially feasible after negotiations with landlords or at the end of lease terms that expire in the near future.

With the assistance of Morgan-ING, the Company continues to have constructive discussions with its credit-facility lenders.  In the meantime, the Company is focused on day-to-day operations and the implementation of its strategic plan.  Initially, cash resources have been reduced pursuant to the current business plan, especially relative to lease settlements and termination costs.  The Company used part of its fiscal 2002 federal income tax refund of $13.4 million to support cash needs during the initial stages of the plan.

Over a time span covering all of fiscal 2003 and 2004, the Company expects to report net losses from discontinued operations, including charges for impairment and store closures due to its decision to close the locations specified in the business plan.  Including operating costs for all of fiscal 2003 and the first quarter of 2004, $32.6 million in discontinued operating activity has been incurred.  Of that amount, $2.0 million was incurred in the first quarter of fiscal 2004.

For the remainder of fiscal 2004, the Company expects more carrying and settlement costs; however, it also expects that these amounts will ultimately be offset by certain property gains.  The Company adjusts its property held for sale to the lower of cost or net realizable value.  Relative to that process, while the Company had net book values that had to be written down, it also had net book values that could not be written up before their actual sale.  The anticipated gains relate to those assets that could not be written up before the property disposals.

During the first quarter of fiscal 2004, the Company recorded noncash impairment charges of approximately $742,000, which were included in discontinued operations.  Included in this amount was $456,000 related to a seafood property previously operated under a joint venture with WaterStreet, Inc.  The joint venture was dissolved in November 1999, with the Company retaining ownership of the property.  Initially, after the dissolution, that location was vacant.  Then in November 2000, the location was leased to an unrelated third party.  Subsequently, the Company decided to sell the property and entered into a contract to do so during the first quarter of fiscal 2004, with the sale being completed early in the second quarter.

The total impairment charges were reduced by $331,000 in gains on the sale of certain properties held for sale as part of the business plan.  This resulted in net impairment charges within discontinued operations of $411,000.  The Company also recorded the related fiscal year-to-date net operating results, allocated interest expense, employee termination costs, lease settlements, and basic carrying costs of the closed units in discontinued operations.

Credit-Facility Debt
At August 27, 2003, the Company had a credit-facility balance of $91.6 million with its bank group (a syndicate of four banks).  In accordance with provisions of that credit facility, the Company paid the outstanding balance down by $2.8 million during the first quarter of fiscal 2004 from proceeds received from the sale of real and personal property.  As a result, the balance was lowered to $88.8 million at the end of the first quarter.  The interest rate was prime plus 4.0% and prime plus 1.5% at November 19, 2003, and November 20, 2002, respectively.  The Company is current on all interest payments due under the credit facility.

As of November 19, 2003, $213.8 million of the Company's total book value, or 78.2% of its total assets, including the Company's owned real estate, improvements, equipment, and fixtures, was pledged as collateral under the credit facility.  Although the current lenders have reserved all of their rights and remedies as a result of the January 31, 2003, default - including the right to demand immediate repayment of the entire outstanding balance or the right to pursue foreclosure on the assets pledged as collateral - they have not announced any intention to take such action.

Subordinated Debt
On March 9, 2001, the Company's CEO and COO, Christopher J. Pappas and Harris J. Pappas, respectively, committed to lending the Company a total of $10 million in exchange for convertible subordinated notes that were funded in the fourth quarter of fiscal 2001.  The notes, as formally executed, bore interest at LIBOR plus 2%, payable quarterly.

The subordinated notes include cross-default provisions that are tied to the Company's credit facility.  The Company was notified of the declared default by the note holders just after the end of the third quarter of fiscal 2003.  Also pursuant to the terms of the notes, it was determined that the quarterly interest payment made effective March 1, 2003, could not be retained by the note holders, who in turn forwarded the payment of approximately $84,000 to the bank group.  That amount was applied to the principal of the credit facility after the end of fiscal 2003's third quarter.  Furthermore, no principal or interest payments may be made to the subordinated note holders while the credit-facility debt is in default.  This restriction in turn caused a second default under the subordinated notes.  The note holders waived all defaults through May 19, 2003, yet they have reserved all of their rights and remedies associated with the debt.  Effective May 20, 2003, the notes bear interest at 10% per year.  Even if the Company's defaults are cured under the senior credit facility, continuation of the default with respect to the subordinated notes will continue to result in a default on the senior indebtedness under existing cross-default provisions.

The notes are convertible into the Company's common stock at $5.00 per share for 2.0 million shares at the option of the holders at any time after January 2, 2003, and prior to the stated redemption date.  The per share market price of the Company's stock on the commitment date (as determined by the closing price on the New York Stock Exchange on the date of issue) was $7.34.  The difference between the market price and strike price of $5.00, or $2.34 per share, multiplied by the 2.0 million convertible shares equaled approximately $4.7 million.  Under the Company's adopted intrinsic value method, applicable accounting principles require that this amount, which represents the beneficial conversion feature, be recorded as both a component of paid-in capital and a discount from the $10 million subordinated note balance.

In accordance with certain provisions of the debt instruments, accrued interest may be converted, along with the notes, to common stock at $5.00 per share.  As of the end of the first quarter of fiscal 2004, $680,000 remained as accrued interest on the subordinated notes.

Initially, the $4.7 million conversion feature, which excludes accrued interest, was amortized over the original ten-year term of the notes.  The subordinated note defaults triggered an acceleration of the discount amortization over the remaining term of the senior debt, which is currently set to mature in October 2004.  That shorter amortization time frame was determined to be appropriate as the notes are subordinate to the credit facility and, accordingly, no payoff of those notes could occur before the debt of the senior creditors is addressed.

The carrying value of the notes at November 19, 2003, net of the unamortized discount, was approximately $7.5 million.  The comparative carrying value of the notes at August 27, 2003, was approximately $7.0 million.

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

At both November 19, 2003, and August 27, 2003,the notes had a combined outstanding balance of approximately $1.6 million.  The underlying guarantee on these loans includes a cross-default provision.  The Company received notice from JPMorgan Chase Bank that the default in the Company's credit facility led to a default in the officer loans.  JPMorgan Chase Bank initially requested that the Company repurchase the notes; however, such action cannot be completed without comprehensive resolution with the entire bank group.  On July 10, 2003, JPMorgan Chase Bank notified the Company that although it continues to reserve all rights and remedies, it has not elected to pursue those rights and remedies in order to allow further discussions among the bank group.  This notice did not constitute a waiver.  The Company is therefore working constructively with all members of the bank group in an effort to cure all defaults and satisfactorily meet each lender's expectations.

In the event of individual debtor default, the Company could be required to purchase the loans from JPMorgan Chase Bank, become holder of the notes, record the receivables, and pursue collection.  The purchased Company stock has been and can be used by borrowers to satisfy a portion of their loan obligation.  As of November 19, 2003, based on the market price on that day, approximately $332,000, or 20.6% of the note balances, could have been covered by stock, while approximately $1.3 million, or 79.4%, would have remained outstanding.

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

In another separate contract, pursuant to the terms of a ground lease dated March 25, 1994, the Company paid rent to PHCG Investments for a Luby's restaurant the Company operated in Dallas, Texas, until that location was closed early in the third quarter of fiscal 2003.  Christopher J. Pappas and Harris J. Pappas are general partners of PHCG Investments.  Preceding the store's closure, the Company entered into a lease termination agreement with a third party unaffiliated with the Pappas entities.  That agreement severed the Company's interest in the PHCG property in exchange for a payment of cash to the Company.  The Company also obtained the right to remove fixtures and equipment from the premises, and it was released from any future obligations under the lease agreement.  The closing of the transaction was completed during the third quarter of fiscal 2003, resulting in a gain of $735,000, and the gross proceeds were used to pay down debt.  The amount paid by the Company pursuant to the terms of this lease before its termination was approximately $21,000 for the first quarter of fiscal 2003.

Affiliated rents paid for the Houston Service Center, the separate storage facility, and the Dallas property leases combined represented 3.4% and 3.5% of total rents for continuing operations for the first quarter of fiscal 2004 and fiscal 2003, respectively.

The following compares current and prior first fiscal quarter charges incurred under the Master Sales Agreement, the Affiliate Services Agreement, and affiliated property leases to the Company's total capital expenditures, as well as relative general and administrative expenses and occupancy and other operating expenses included in continuing operations:

Quarter Ended

November 19, 2003		November 20, 2002

(84 days)		(84 days)
(In thousands)
AFFILIATED COSTS INCURRED:
General and administrative expenses - professional services	$-	$-
Capital expenditures - custom-fabricated and refurbished equipment	-	47
Occupancy and other operating expenses, including property leases	39	44

Total	$39	$91

RELATIVE TOTAL COMPANY COSTS:
General and administrative expenses	$4,628	$5,343
Capital expenditures	1,386	3,728
Occupancy and other operating expenses	22,738	22,709

Total	$28,752	$31,780

AFFILIATED COSTS INCURRED AS A PERCENTAGE OF RELATIVE TOTAL COMPANY COSTS:
Quarter to date	0.14%	0.29%

Inception to date	0.22%

TRENDS AND UNCERTAINTIES

Same-Store Sales
The restaurant business is highly competitive with respect to food quality, concept, location, price, and service.  The Company has experienced declining same-store sales each year since 1996 as a result of initiatives which were subsequently determined to be unsuccessful, as well as increased industry-wide competition.  The Company competes with a large number of other restaurants, many of which have significant financial resources.  Management believes the Company's success will depend largely on its ability to execute new strategies, including those stemming from its business plan; optimize financial resources; and quickly respond to changes in consumer preferences, as well as to general economic conditions.

The following shows the same-store sales change for comparative historical quarters:

2004	2003				2002

Q1	Q4	Q3	Q2	Q1	Q4	Q3	Q2	Q1

(2.2)%	(2.4)%	(3.2)%	(0.6)%	(5.1)%	(13.0)%	(13.2)%	(8.6)%	(2.7)%

The first quarter of fiscal 2002 includes September 11, 2001.  In the third and fourth quarters of fiscal 2002, the Company was able to maintain its comparative cash flow level with declining sales by lowering operating costs.  Even with national economic issues, such as continued concerns about domestic terrorism and a military offensive overseas, there was less quarterly same-store sales variability in fiscal 2003 than in the prior fiscal year.  In early fiscal 2004, the Company chose to bundle more meals at higher price points than experienced during the prior year all-you-can-eat promotions.  Management continues to evaluate the balance of pricing and customer patronage.

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

Existing Programs
In addition to the initiatives referred to in other sections of this report, listed below are a number of programs the Company launched after March 2001 that are intended to address the decline in total and same-store sales, while prudently managing costs and increasing overall profitability:
-	Food excellence;
-	Service excellence;
-	Labor efficiency and cost control;
-	Emphasis on value, including bundling and/or all-you-can-eat promotions;
-	Increased emphasis on employee training and development;
-	Targeted marketing, especially directed at families;
-	Closure of certain underperforming restaurants;
-	New concept conversions; and
-	Continued emphasis on in-house safety training, accident prevention, and claims management.

During the third quarter of fiscal 2003, the Company initiated a new two-year business plan that calls for the closure of approximately 50 underperforming restaurants, three of which occurred during the first quarter of fiscal 2004.  Under the new plan, whereby approximately 140 locations will remain in operation, the primary focus will be on stores in the Texas markets.  At these locations, the existing programs mentioned above will continue to be emphasized.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

The Company is exposed to market risk from changes in interest rates affecting its variable-rate debt.  As of November 19, 2003, $88.8 million, the total amount of debt subject to interest rate fluctuations, was outstanding under its credit facility at prime plus 4.0%.  Assuming a consistent level of debt, a 1% change in interest rates effective from the beginning of the year would result in an increase or decrease in the quarter's interest expense of $205,000 and annual interest expense of $888,000.  Although the Company is not currently using interest rate swaps, it has previously used and may in the future use these instruments to manage cash flow risk on a portion of its variable-rate debt.

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

Management has evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-15.  The Company's President and CEO and the CFO participated and provided input into this process.  Based upon the foregoing, these senior officers concluded that as of November 19, 2003, the Company's disclosure controls and procedures were effective in timely alerting them to material information relating to the Company required to be disclosed.

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

10(gg)

Lease Agreement dated October 15, 2002, by and between Luby's, Inc. and Rush Truck Centers of Texas, L.P. and Amendment dated August 1, 2003, by and between Luby's, Inc. and Pappas Restaurants, Inc. (filed as Exhibit 10(gg) to the Company's Annual Report on Form 10-k for the fiscal year ended August 27, 2003, and incorporated herein by reference).

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

(b)  Reports on Form 8-K.
Current Report on Form 8-K November 13, 2003, reporting under Item 12 - the issuance of a press release on November 13, 2003, announcing fiscal 2003 fourth-quarter and year-end results.

Current Report on Form 8-K dated November 14, 2003, reporting under Item 12 - the issuance of a press release on November 14, 2003, correcting a classification error in the earnings release dated November 13, 2003.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LUBY'S, INC.
(Registrant)

Date: December 30, 2003	By:	/s/Christopher J. Pappas

Christopher J. Pappas
President and
Chief Executive Officer

Date: December 30, 2003	By:	/s/Ernest Pekmezaris

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

10(gg)

Lease Agreement dated October 15, 2002, by and between Luby's, Inc. and Rush Truck Centers of Texas, L.P. and Amendment dated August 1, 2003, by and between Luby's, Inc. and Pappas Restaurants, Inc. (filed as Exhibit 10(gg) to the Company's Annual Report on Form 10-k for the fiscal year ended August 27, 2003, and incorporated herein by reference).

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