Form 10-Q/A
period 2003-11-19
LUBYS INC
filed 2004-01-08
CIK 16099

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

Explanatory Note:  The sole purpose of this Form 10-Q/A Amendment No. 1 is to correct the period referenced in paragraph 4(c) of the CEO's and the CFO's Section 302 certifications (Exhibit 31) of the Quarterly Report on Form 10-Q for the period ended November 19, 2003, filed on December 31, 2003.  Paragraph 4(c) of the certifications has been corrected to read "most recent fiscal quarter" instead of "fourth fiscal quarter."  The remainder of the information contained in the Quarterly Report on Form 10-Q for the quarter ended November 19, 2003, originally filed on December 31, 2003, is not amended and shall be as set forth in the original filing.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LUBY'S, INC.
(Registrant)

Date: January 6, 2004	By:	/s/Christopher J. Pappas

Christopher J. Pappas
President and Chief Executive Officer

Date: January 6, 2004	By:	/s/Ernest Pekmezaris

Ernest Pekmezaris
Senior Vice President and Chief Financial Officer