Form 10-Q
period 2004-02-11
LUBYS INC
filed 2004-03-12
CIK 16099

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 11, 2004, or

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

As of March 1, 2004, there were 22,470,004 shares of the registrant's Common Stock outstanding, which does not include 4,933,063 treasury shares.

Luby's, Inc.
Form 10-Q
Quarter ended February 11, 2004
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

Part I - FINANCIAL INFORMATION

Item 1.  Financial Statements

Luby's, Inc.
Consolidated Balance Sheets
(In thousands)

	February 11,	August 27,
	2004	2003

	(Unaudited)
ASSETS
Current Assets:
Cash (see Note 3)	$1,471	$871
Short-term investments (see Note 3)	16,306	20,498
Trade accounts and other receivables	109	283
Food and supply inventories	1,767	1,798
Prepaid expenses	2,807	3,485
Deferred income taxes (see Note 4)	1,991	1,777

Total current assets	24,451	28,712
Property held for sale (see Note 7)	27,205	32,946
Investments and other assets	164	547
Property, plant, and equipment - net (see Note 5)	204,732	217,676

Total assets	$256,552	$279,881

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$13,262	$12,488
Accrued expenses and other liabilities	17,054	20,978
Convertible subordinated notes, net - related party (see Notes 6 and 9)	8,108	6,973
Credit-facility debt (see Note 6)	80,026	91,559

Total current liabilities	118,450	131,998
Accrued claims and insurance	3,595	3,729
Deferred income taxes and other credits (see Note 4)	10,716	10,579
Reserve for restaurant closings (see Note 7)	800	1,663
Commitments and contingencies (see Note 8)	-	-

Total liabilities	133,561	147,969

SHAREHOLDERS' EQUITY
Common stock, $.32 par value; authorized 100,000,000 shares, issued 27,403,067 shares in 2004 and 2003	8,769	8,769
Paid-in capital	36,625	36,916
Deferred compensation	(92)	(679)
Retained earnings	182,460	191,968
Less cost of treasury stock, 4,933,063 and 4,946,771 shares in 2004 and 2003, respectively	(104,771)	(105,062)

Total shareholders' equity	122,991	131,912

Total liabilities and shareholders' equity	$256,552	$279,881

See accompanying notes.

Luby's, Inc.
Consolidated Statements of Operations (unaudited)
(In thousands except per share data)

	Quarter Ended		Two Quarters Ended
	February 11,	February 12,	February 11,	February 12,
	2004	2003	2004	2003

	(84 days)	(84 days)	(168 days)	(168 days)
SALES	$71,138	$71,362	$139,959	$142,565

COSTS AND EXPENSES:
Cost of food	19,194	20,145	37,861	39,805
Payroll and related costs	19,832	20,300	39,098	41,813
Occupancy and other operating expenses	22,229	21,804	44,383	43,860
Depreciation and amortization	3,937	4,115	7,913	8,201
General and administrative expenses	5,086	5,334	9,714	10,676
Provision for asset impairments and restaurant closings (see Note 7)	1,066	138	1,342	(25)

	71,344	71,836	140,311	144,330

INCOME (LOSS) FROM OPERATIONS	(206)	(474)	(352)	(1,765)
Interest expense	(2,104)	(1,538)	(4,377)	(2,956)
Other income, net	302	1,386	493	4,285

Income (loss) before income taxes	(2,008)	(626)	(4,236)	(436)
Provision (benefit) for income taxes (see Note 4)	-	-	-	-

Income (loss) from continuing operations	(2,008)	(626)	(4,236)	(436)
Discontinued operations, net of taxes (see Note 7)	(3,034)	(2,779)	(5,272)	(6,070)

NET INCOME (LOSS)	$(5,042)	$(3,405)	$(9,508)	$(6,506)

Income (loss) per share - before discontinued operations - basic and assuming dilution	$(0.09)	$(0.03)	$(0.19)	$(0.02)

Income (loss) per share - from discontinued operations - basic and assuming dilution	$(0.13)	$(0.12)	$(0.23)	$(0.27)

Net income (loss) per share - basic and assuming dilution	$(0.22)	$(0.15)	$(0.42)	$(0.29)

Weighted average shares outstanding	22,470	22,450	22,470	22,444
See accompanying notes.

Luby's, Inc.
Consolidated Statements of Shareholders' Equity (unaudited)
(In thousands)

	Common Stock							Total

	Issued		Treasury		Paid-In	Deferred	Retained	Shareholders'

	Shares	Amount	Shares	Amount	Capital	Compensation	Earnings	Equity

BALANCE AT AUGUST 27, 2003	27,403	$8,769	(4,947)	$(105,062)	$36,916	$(679)	$191,968	$131,912
Net income (loss) for the year to date	-	-	-	-	-	-	(9,508)	(9,508)
Noncash executive compensation expense	-	-	-	-	-	587	-	587
Common stock issued under nonemployee director benefit plans	-	-	14	291	(291)	-	-	-

BALANCE AT FEBRUARY 11, 2004	27,403	$8,769	(4,933)	$(104,771)	$36,625	$(92)	$182,460	$122,991

See accompanying notes.

Luby's, Inc.
Consolidated Statements of Cash Flows (unaudited)
(In thousands)

	Two Quarters Ended

February 11,		February 12,
2004		2003

(168 days)		(168 days)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(9,508)	$(6,506)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Provision for (reversal of) asset impairments, net of gains on property sales - discontinued operations	2,223	-
Provision for (reversal of) asset impairments	1,342	(25)
Depreciation and amortization - discontinued operations	92	1,865
Depreciation and amortization - continuing operations	7,913	8,201
Amortization of discount on convertible subordinated notes	1,135	222
(Gain) loss on disposal of property held for sale	-	(3,223)
(Gain) loss on disposal of property, plant, and equipment	38	(1,110)
Noncash nonemployee directors' fees	-	75
Noncash executive compensation expense	587	605

Cash (used in) provided by operating activities before changes in operating assets and liabilities	3,822	104
Changes in operating assets and liabilities:
(Increase) decrease in trade accounts and other receivables	174	(110)
(Increase) decrease in food and supply inventories	31	(107)
(Increase) decrease in prepaid expenses	678	(63)
(Increase) decrease in other assets	383	472
Increase (decrease) in accounts payable	722	(73)
Increase (decrease) in accrued claims and insurance, accrued expenses, and other liabilities	(4,058)	(4,662)
Increase (decrease) in deferred income taxes and other credits	(77)	(94)
Increase (decrease) in reserve for restaurant closings	(863)	(77)

Net cash (used in) provided by operating activities	$812	$(4,610)

CASH FLOWS FROM INVESTING ACTIVITIES:
(Increase) decrease in short-term investments	$4,192	$9,181
Proceeds from disposal of property held for sale	9,657	6,916
Purchases of property, plant, and equipment	(2,568)	(6,043)
Proceeds from disposal of property, plant, and equipment	40	2,983

Net cash provided by (used in) investing activities	11,321	13,037

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance (repayment) of debt, net	(11,533)	(9,820)

Net cash provided by (used in) financing activities	(11,533)	(9,820)

Net increase (decrease) in cash	600	(1,393)
Cash at beginning of period	871	1,584

Cash at end of period	$1,471	$191

Noncash Activity:
Accrual for (reversal of) purchases of property, plant, and equipment	$52	$-

See accompanying notes.

Luby's, Inc.
Notes to Consolidated Financial Statements (unaudited)
February 11, 2004

Note 1.  Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements as are prepared for the Company's Annual Report on Form 10-K.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the quarter and year-to-date ended February 11, 2004, are not necessarily indicative of the results that may be expected for the fiscal year ending August 25, 2004.

The balance sheet dated August 27, 2003, and included in this Form 10-Q has been derived from the audited financial statements at that date.  However, this Form 10-Q does not include all of the information and footnotes required by accounting principles generally accepted in the United States for an annual filing of complete financial statements.  Therefore, these financial statements should be read in conjunction with the consolidated financial statements and footnotes included in Luby's Annual Report on Form 10-K/A for the year ended August 27, 2003.

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

Note 2.  Accounting Periods

In fiscal year 2002, the Company changed its reporting-period measurement from 12 calendar months to 13 four-week periods ending on the last Wednesday in August.

Note 3.  Cash and Short-Term Investments

The Company manages its cash and short-term investments jointly in order to internally fund operating needs.  Short-term investments as of February 11, 2004, and August 27, 2003, consisted primarily of money market funds and time deposits.  As of February 11, 2004, $2.3 million of the $16.3 million of the Company's short-term investments was pledged as collateral for four separate letters of credit.  There have been no draws upon these letters of credit.

	February 11,	August 27,
	2004	2003

	(In thousands)
Cash	$1,471	$871
Short-term investments	16,306	20,498

Total cash and short-term investments	$17,777	$21,369

The Company's combined cash and short-term investments balance declined $3.6 million from $21.4 million as of August 27, 2003, to $17.8 million as of February 11, 2004.  The decline is attributed to a $2.0 million cash pay-down on the Company's credit facility as well as $5.5 million in cash paid for annual property tax obligations.  These payments were offset by $3.8 million generated by operating activities, as noted on the Company's statement of cash flows for the two quarters ended February 11, 2004, and miscellaneous other items.

Note 4.  Income Tax

Following is a summarization of deferred income tax assets and liabilities as of the current quarter and prior fiscal year-end:

	February 11,	August 27,
	2004	2003

	(In thousands)
Net deferred long-term income tax liability and other credits	$(10,716)	$(10,579)
Other credits(a)	1,451	1,523

Net deferred long-term income tax liability	(9,265)	(9,056)
Net deferred short-term income tax asset	1,991	1,777

Net deferred income tax liability	$(7,274)	$(7,279)

(a)Other credits of $1.5 million are included in the $10.7 million of deferred income taxes and other credits on the Company's balance sheet.  These other credits are not related to the Company's income taxes.  The $1.5 million of other credits includes several miscellaneous items, such as deferred compensation and the supplemental executive retirement plan.

The tax effect of temporary differences results in the following deferred income tax assets and liabilities as of the current quarter and prior fiscal year-end:

	February 11,	August 27,
	2004	2003

	(In thousands)
Deferred income tax assets:
Workers' compensation, employee injury, and general liability claims	$2,374	$2,429
Deferred compensation	2,387	2,283
Asset impairments and restaurant closure reserves	17,760	20,224
Net operating losses	15,891	11,086

Subtotal	38,412	36,022
Valuation allowance	(14,011)	(11,113)

Total deferred income tax assets	24,401	24,909
Deferred income tax liabilities:
Depreciation and amortization	28,993	29,390
Other	2,682	2,798

Total deferred income tax liabilities	31,675	32,188

Net deferred income tax liability	$(7,274)	$(7,279)

The reconciliation of the benefit for income taxes to the expected income tax benefit from continuing operations computed using the statutory tax rate was as follows:

Quarter Ended					Two Quarters Ended
February 11, 2004			February 12, 2003		February 11, 2004		February 12, 2003

	Amount	%	Amount	%	Amount	%	Amount	%

(In thousands and as a percent of pretax income)
Income tax benefit at federal rate	$(703)	(35.0)%	$(219)	(35.0)%	$(1,482)	(35.0)%	$(153)	(35.0)%
Jobs tax credits	(38)	(1.9)	(51)	(8.1)	(76)	(1.8)	(101)	(23.2)
Less taxable income limitation	38	1.9	51	8.1	76	1.8	101	23.2
Permanent and other differences	214	10.6	59	9.4	430	10.2	119	27.2
Valuation allowance	489	24.4	160	25.6	1,052	24.8	34	7.8

	$-	-%	$-	-%	$-	-%	$-	-%

The above information is focused on continuing operations.  Relative to discontinued operations, the income tax benefit has also been entirely offset by the valuation allowance.

For the two quarters ended February 11, 2004, including both continuing and discontinued operations, the Company generated a tax operating loss of approximately $13.7 million compared to a tax benefit for book purposes of $2.9 million.  The tax benefit for book purposes was netted against a valuation allowance because loss carrybacks were exhausted with the fiscal 2002 tax filing, making the realization of loss carryforwards uncertain.

For the 2003 fiscal year, again including both continuing and discontinued operations, the Company generated a tax operating loss carryforward of approximately $31.7 million, which will expire in 2023 if not utilized, compared to a tax benefit for book purposes of $11.1 million that was netted against a valuation allowance for the same reasons as noted for fiscal 2004.  Due to the Company's loss position, no federal income taxes were paid in the first two quarters of fiscal 2004 or the 2003 fiscal year.

The Company's federal income tax returns have been periodically reviewed by the Internal Revenue Service.  The Company's  2002, 2001, and 2000 returns are currently under review.  Management believes that adequate provisions for income taxes have been reflected in the financial statements and is not aware of any significant exposure items.

Note 5.  Property, Plant, and Equipment

The cost and accumulated depreciation and amortization of property, plant, and equipment at February 11, 2004, and August 27, 2003, together with the related estimated useful lives used in computing depreciation and amortization, were as follows:

	February 11,	August 27,	Estimated
	2004	2003	Useful Lives

	(In thousands)
Land	$53,068	$55,259	-
Restaurant equipment and furnishings	106,256	108,183	3 to 15 years
Buildings	186,644	191,521	20 to 40 years
Leasehold and leasehold improvements	21,467	21,989	Term of leases
Office furniture and equipment	11,076	11,710	5 to 10 years
Transportation equipment	552	574	5 years

	379,063	389,236
Less accumulated depreciation and amortization	(174,331)	(171,560)

	$204,732	$217,676

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

In fiscal 2003, management recognized the need to arrange financing that would better match long-term assets with the existing debt.  Accordingly, early in the second quarter of that year, the Company executed a commitment letter with a third-party lender for an $80 million loan to replace that amount of debt in the existing credit facility.  Simultaneously, when the current bank group provided a waiver and amendment, it also added a stipulation that required the new $80 million financing be completed and funded by January 31, 2003.  However, the Company was unable to finalize that financing arrangement because of changes in the proposed agreement terms that the Company believed were not in its best interest.  This led to a default under the credit facility that the Company is currently focused on rectifying.  Even though the lack of replacement financing caused a default, the Company was in compliance with its financial performance covenants at the end of the second quarter of fiscal 2004, and no default in interest payments due under the credit facility has occurred.  The existing bank group has taken no formal action to pursue its remedies as a result of the default other than to notify the Company that it reserves all of its rights.

Management actively communicated with the credit-facility bank group while it developed its business plan in fiscal 2003.  The plan, which is still in effect, is focused on returning the Company to profitability.

The Company used the services of the financial advisory firms of Morgan Joseph & Co. and ING Capital LLC ("Morgan-ING") to review the plan.  After thorough review of several strategic alternatives - including the business plan - and after consultation with the Morgan-ING advisors, the Company's Board of Directors approved the plan on March 29, 2003.

Subsequent to Board approval, management initiated immediate implementation of the plan, which called for closure of certain underperforming stores.  In the second quarter of fiscal 2004, two additional operating restaurants were added to the initial group of underperforming stores - one in Garland, Texas, and one in New Braunfels, Texas; and, accordingly, 51 restaurants in total have been closed by the end of the second quarter of fiscal 2004 in accordance with the plan.  In cases where those properties are owned, the proceeds from the sale of the properties are being used to pay down bank debt under the existing agreement.   The remaining few locations identified for closure per the plan are primarily leased units that will close as soon as commercially feasible after negotiations with landlords or at the end of lease terms that expire in the near future.

The Company continues to have constructive discussions with its credit-facility lenders regarding the Company's financing alternatives and has engaged J.P. Morgan Securities Inc. to pursue a refinancing of the credit-facility debt.  In the meantime, the Company is focused on day-to-day operations and the implementation of its strategic plan.  Initially, cash resources were reduced pursuant to the business plan, especially relative to lease settlements and termination costs.  Even so, the Company has been able to maintain adequate levels of cash reserves through its cash management strategy.

Through fiscal 2004, the Company expects to report net losses from discontinued operations, including charges for impairments and store closures due to its decision to close the locations specified in the business plan.  Including operating costs for all of fiscal 2003 through the second quarter of 2004, $35.8 million in discontinued operating activity has been incurred.  Of that amount, approximately $3.0 million was incurred in the second quarter of fiscal 2004, while $5.3 million was incurred year-to-date.

As noted below, during fiscal 2004 the largest single category of costs included in discontinued operations have been impairment charges, which relate to reductions to the net realizable value of certain properties held for sale due to changes in relative market conditions:

	Quarter Ended		Two Quarters Ended
	February 11,	February 12,	February 11,	February 12,
	2004	2003	2004	2003

	(84 days)	(84 days)	(168 days)	(168 days)
	(In thousands)

Impairments	$3,314	$-	$4,057	$-
Gains	(1,503)	-	(1,834)	-

Net impairments	1,811	-	2,223	-
Other	1,223	2,779	3,049	6,070

Discontinued operations	$3,034	$2,779	$5,272	$6,070

Effect on EPS from net impairments - decrease (increase)	$0.08	$-	$0.10	$-

Effect on EPS from discontinued operations - decrease (increase)	$0.13	$0.12	$0.23	$0.27

Within discontinued operations, the Company nets gains from applicable property disposals against total impairments as noted above.  The amounts in the table noted as Other include allocated interest, net lease settlements, employment termination and shut down costs, as well as carrying costs incurred until the locations are disposed of and operating losses.

For the remainder of fiscal 2004, the Company expects more costs to be incurred; however, it also expects that these amounts will continue to be reduced by property gains as actually realized.

Credit-Facility Debt
At August 27, 2003, the Company had a credit-facility balance of $91.6 million with its bank group (a syndicate of four banks).  In accordance with provisions of that credit facility, the Company paid the outstanding balance down by $11.5 million during the first two quarters of fiscal 2004, $9.5 million from net proceeds received from the sale of real and personal property and $2.0 million from investment reserves.  Of the $11.5 million, $8.8 million was paid in the second quarter.  Accordingly, at the end of the second quarter, the balance was lowered to $80.0 million.  The interest rate was prime plus 4.0% and prime plus 3.5% at February 11, 2004, and February 12, 2003, respectively.  The Company is current on all interest and fee payments due under the credit facility.

As of February 11, 2004, $202.7 million of the Company's total book value, or 79.0% of its total assets, including the Company's owned real estate, improvements, equipment, and fixtures, was pledged as collateral under the credit facility.  Although the current lenders have reserved all of their rights and remedies as a result of the January 31, 2003, default - including the right to demand immediate repayment of the entire outstanding balance or the right to pursue foreclosure on the assets pledged as collateral - they have not announced any intention to take such action.

Subordinated Debt
In the fourth quarter of fiscal 2001, the Company's CEO, Christopher J. Pappas, and Harris J. Pappas, the Company's COO, formally loaned the Company a total of $10 million in exchange for convertible subordinated notes.  The notes, as formally executed, bore interest at LIBOR plus 2%, payable quarterly.

The subordinated notes include cross-default provisions that are tied to the Company's credit facility.  The Company was notified of the declared default by the note holders just after the end of the third quarter of fiscal 2003.  Also pursuant to the terms of the notes, it was determined that the quarterly interest payment made effective March 1, 2003, could not be retained by the note holders, who in turn forwarded the payment of approximately $84,000 to the bank group.  That amount was applied to the principal of the credit facility after the end of the third quarter of fiscal 2003.  Furthermore, no principal or interest payments may be made to the subordinated note holders while the credit-facility debt is in default.  This restriction in turn caused a second default under the subordinated notes.  The note holders waived all defaults through May 19, 2003, yet they have reserved all of their rights and remedies associated with the debt.  Effective May 20, 2003, the notes bear interest at 10% per year.  Even if the Company's defaults are cured under the senior credit facility, continuation of the default with respect to the subordinated notes will continue to result in a default on the senior indebtedness under existing cross-default provisions.

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

In accordance with certain provisions of the debt instruments, accrued interest may be converted, along with the notes, to common stock at $5.00 per share.  As of the end of the second quarter of fiscal 2004, $913,000 remained as accrued interest on the subordinated notes.

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

The carrying value of the notes at February 11, 2004, net of the unamortized discount, was approximately $8.1 million.  The comparative carrying value of the notes at August 27, 2003, was approximately $7.0 million.

Note 7.  Impairment of Long-Lived Assets and Store Closings / Discontinued Operations

The Company incurred the following charges to income from operations:

	Quarter Ended		Two Quarters Ended
	February 11,	February 12,	February 11,	February 12,
	2004	2003	2004	2003

	(84 days)	(84 days)	(168 days)	(168 days)
	(In thousands)

Provision for asset impairments and restaurant closings	$1,066	$138	$1,342	$(25)

EPS decrease (increase)	$0.05	$0.01	$0.06	$-

The comparative quarter's change of $928,000 related to an increase in impairments.  In the second quarter of fiscal 2004, the Company determined that there were certain operating lease locations that should be closed in the near future.  The leasehold improvements and other related costs were written off in accordance with the results of discounted cash flow models prepared for each location.  The lease settlement costs will be expensed when incurred.  In the prior year, the activity related to slight individual value reductions on three properties previously closed and held for sale.

Relative to the year-to-date amounts, incrementally, the first quarter of fiscal 2004 also includes reductions in property values of excess land sites that resulted from changes in market conditions.  Comparatively, the first quarter of 2003 relates to accruals previously set up under Emerging Issues Task Force (EITF) No. 94.3, "Liability Recognition for Certain Employee Termination Benefits and Other Exit or Disposal Activities."  In that previous period, the Company recorded accrual reductions for lease settlements that were more favorable than originally expected.

In accordance with the current business plan, the Company had closed 51 stores as of February 11, 2004.  One additional location, a prior joint-venture seafood property, was disposed of during the second quarter.

The operating results of the 52 locations have been reclassified and reported as discontinued operations for all periods presented as required by Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (FAS 144), adopted by the Company in the first quarter of fiscal 2003.  The following are the sales and pretax losses reported in discontinued operations for these stores:

	Quarter Ended		Two Quarters Ended
	February 11,	February 12,	February 11,	February 12,
	2004	2003	2004	2003

	(84 days)	(84 days)	(168 days)	(168 days)
	(In thousands)
Sales	$801	$16,901	$2,205	$33,927
Pretax losses(a)	(3,034)	(2,779)	(5,272)	(6,070)

(a)

Due to the Company's current loss position as explained in Note 4 above, its tax benefits for the quarters and years-to-date ended February 11, 2004, and February 12, 2003, were entirely offset by valuation allowances.  Accordingly, discontinued operations, net of taxes, as presented in the Consolidated Statements of Operations, equals the pretax loss amounts noted above.

See Note 6 for an analysis of charges under discontinued operations, including impairment charges.

During fiscal 2003, after the original designation of stores to be closed, two were removed from the list and replaced by two other locations.  Specifically, one in Bossier City, Louisiana, and one in Houston, Texas, were neutrally exchanged for one location in San Antonio, Texas, and one in Lufkin, Texas.  In the first quarter of fiscal 2004, the prior joint-venture seafood location mentioned above was adopted into the plan.  Then in the second quarter of fiscal 2004, as previously noted, two additional locations - in Garland, Texas, and New Braunfels, Texas - were also adopted into the plan.

Pursuant to the business plan and expectations of its bank group, the Company has continued to apply the proceeds from the sale of closed restaurants to pay down its credit-facility debt.  Of the total paid down in the first two quarters of fiscal 2004, $9.5 million resulted from sales proceeds related to business plan assets.  Of the total amount noted on the balance sheet as of February 11, 2004, the Company also had 24 properties recorded at $24.3 million in property held for sale, which related to the business plan.  Management therefore estimated the total amount related to the current fiscal year and future business plan disposals was the combined amount of $33.8 million.

In accordance with EITF 87-24, "Allocation of Interest to Discontinued Operations," interest on debt that is required to be repaid as a result of a disposal transaction should be allocated to discontinued operations.  For the second quarter of fiscal 2004 and 2003, respectively, $484,000 and $635,000 was allocated to discontinued operations, while approximately $985,000 and $1.2 million in interest expense was allocated to that category in the first two quarters of fiscal 2004 and 2003, respectively.  The basis of the allocation to discontinued operations was an application of the credit facility's historical effective interest rates to the portion of the estimated total debt that equals the amount related to current and future business plan disposals as explained in the previous paragraph.

The Company does not accrue employee settlement costs; these charges are expensed as incurred.

Relative to the business plan, as the Company has formally settled lease terminations or has reached definitive terms to terminate leases, the related charges have been recorded.  For the quarter and year-to-date ended February 11, 2004, no lease exit costs associated with the business plan met this criteria and, consequently, were not accrued as of that date.  Furthermore, the Company did not accrue future rental costs in instances where locations closed; however, management has the ability to sublease at amounts equal to or greater than the rental costs.

Fiscal 2004 Property Held for Sale
At February 11, 2004, the Company had a total of 29 properties recorded at $27.2 million in property held for sale, including the 24 properties and $24.3 million mentioned in the previous section of this note.  Of the 29 total properties, five - including all undeveloped land sites - related to prior disposal plans.  The Company is actively marketing the locations currently classified in property held for sale and will use the proceeds to pay down debt as those transactions are completed.

Reserve for Restaurant Closings
At February 11, 2004, and August 27, 2003, the Company had a reserve for restaurant closings of $800,000 and $1.7 million, respectively.  The reserve balances as of both period-ends related to the 2001 asset disposal plan and were comprised entirely of estimated lease settlement costs.  The settlement costs were accrued in accordance with EITF 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity," which was appropriate for disposal plans initiated before the Company's fiscal 2003 adoption of SFAS 146, "Accounting for Costs Associated with Exit or Disposal Activities."

Relative to the fiscal 2001 disposal plan, the following summarizes the amounts recognized as net accrual reductions, as well as cash payments, including actual lease settlements.  In the case of accrual reductions, certain settlements have been more favorable than originally expected and were recorded in discontinued operations.

Reserve Balance (2001 Disposal Plan)
Lease Settlement Costs

(In thousands)

As of August 27, 2003	$1,663
Cash payments	(345)
Other reductions	(518)

As of February 11, 2004	$800

Note 8.  Commitments and Contingencies

Officer Loans
In fiscal 1999, the Company guaranteed loans of approximately $1.9 million relating to purchases of Luby's stock by various officers of the Company pursuant to the terms of a shareholder-approved plan.  Under the officer loan program, shares were purchased and funding was obtained by the participating officers from JPMorgan Chase Bank, one of the four members of the bank group that participates in the Company's credit facility.  Per the original terms of the guaranteed loan agreements, these instruments only required annual interest to be paid by the individual debtors, with the entire principal balances due upon their respective maturity dates, which occur during the period from January through March of 2004, unless extended by the note holder.

During the second quarter of fiscal 2004, principal balances in the amount of $285,000 were paid by certain individual note holders.  Accordingly, the combined outstanding balances of these notes were reduced from $1.6 million to $1.3 million from August 27, 2003, to February 11, 2004, respectively.

The underlying guarantee on these loans includes a cross-default provision.  The Company received notice in 2003 from JPMorgan Chase Bank that the default in the Company's credit facility led to a default in the officer loans.  JPMorgan Chase Bank initially requested that the Company repurchase the notes; however, such action cannot be completed without comprehensive resolution with the entire bank group.  On July 10, 2003, JPMorgan Chase Bank notified the Company that although it continues to reserve all rights and remedies, it has not elected to pursue those rights and remedies in order to allow further discussions among the bank group.  This notice did not constitute a waiver.  The Company is therefore working constructively with all members of the bank group in an effort to cure all defaults and satisfactorily meet each lender's expectations.

The Company could be required to purchase the loans from JPMorgan Chase Bank and, in that event, become holder of the notes, record the receivables, and evaluate its collection alternatives.  The purchased Company stock has been and can be used by borrowers to satisfy a portion of their loan obligation.  As of February 11, 2004, based on the market price on that day, approximately $265,000, or 19.9% of the note balances, could have been covered by stock, while approximately $1.0 million, or 80.1%, would have remained outstanding.

Off-Balance-Sheet Arrangements
The Company has no off-balance-sheet structured financing arrangements.  Under the terms of applicable SEC rules, the Company's obligation to repurchase the loans could be deemed a guarantee contract, which the SEC considers an off-balance-sheet arrangement.  If the Company is required to purchase the loans, it would have  a maximum cash payout exposure of approximately $1.3 million.  The Company expects that the borrowers will fully repay the obligations.  However, since management is currently unable to determine the individual ability of each borrower to pay the underlying debt in full, it is difficult to assess the ultimate effect on liquidity.

Pending Claims
The Company is presently, and from time to time, subject to pending claims and lawsuits arising in the ordinary course of business.  In the opinion of management, the resolution of any pending legal proceedings will not have a material adverse effect on the Company's operations or consolidated financial position.

Surety Bonds and Letters of Credit
At February 11, 2004, surety bonds in the amount of $6.0 million have been issued as security for the payment of insurance obligations.  On the balance sheet, the current portion of these obligations is included in accrued expenses and other liabilities, while the long-term portion is classified as accrued claims and insurance.  Additionally, as mentioned in Note 3 above, the Company has collateralized four letters of credit with $2.3 million in short-term investments.

Note 9.  Related Parties

Affiliate Services
The CEO and COO of the Company, Christopher J. Pappas and Harris J. Pappas, respectively, own two restaurant entities that may provide services to Luby's, Inc. as detailed in the Affiliate Services Agreement and the Master Sales Agreement.  Under the terms of the Affiliate Services Agreement, the Pappas entities may provide accounting, architectural, and general business services.  For the first two quarters of fiscal 2004 and 2003, no services were provided relative to the Affiliate Services Agreement.

Under the terms of the Master Sales Agreement, the Pappas entities may provide specialized (customized) equipment fabrication and basic equipment maintenance, including stainless steel stoves, shelving, rolling carts, and chef tables.  The total costs under the Master Sales Agreement of custom-fabricated and refurbished equipment for the first two quarters of fiscal 2004 and 2003 were approximately $76,000 and $99,000, respectively.

Operating Leases
In a separate contract from the Affiliate Services Agreement and the Master Sales Agreement, the Company entered into a three-year lease which commenced on June 1, 2001, and ends May 31, 2004.  The leased property, referred to as the Houston Service Center, is used to accommodate the Company's own in-house repair and fabrication center.  The amount paid by the Company pursuant to the terms of this lease was approximately $41,000 and $40,000 for the first two quarters of fiscal 2004 and 2003, respectively.

From an unrelated third party, the Company previously leased a location used to house increased equipment inventories due to store closures under the business plan.  The Company considered it more prudent to lease this location rather than to pursue purchasing a storage facility, as its strategy is to focus its capital expenditures on its operating restaurants.  In a separate transaction, the third-party property owner sold the location to the Pappas entities during the fourth quarter of fiscal 2003, with the Pappas entities becoming the Company's landlord for that location effective August 1, 2003.  The storage site complements the Houston Service Center with approximately 27,000 square feet of warehouse space at an approximate monthly rate of $0.21 per square foot.  The amount paid by the Company pursuant to the terms of this lease was approximately $35,000 for the first two quarters of fiscal 2004.

In another separate contract, pursuant to the terms of a ground lease dated March 25, 1994, the Company paid rent to PHCG Investments for a Luby's restaurant the Company operated in Dallas, Texas, until that location was closed early in the third quarter of fiscal 2003.  Christopher J. Pappas and Harris J. Pappas are general partners of PHCG Investments.  Preceding the store's closure, the Company entered into a lease termination agreement with a third party unaffiliated with the Pappas entities.  That agreement severed the Company's interest in the PHCG property in exchange for a payment of cash to the Company.  The Company also obtained the right to remove fixtures and equipment from the premises, and it was released from any future obligations under the lease agreement.  The closing of the transaction was completed during the third quarter of fiscal 2003, resulting in a gain of $735,000, and the gross proceeds were used to pay down debt.  The amount paid by the Company pursuant to the terms of this lease before its termination was approximately $42,000 for the first two quarters of fiscal 2003.

Affiliated rents paid for the Houston Service Center, the separate storage facility, and the Dallas property leases combined represented 3.5% and 3.6% of total rents for continuing operations for the first two quarters of fiscal 2004 and 2003, respectively.

Subordinated Debt
As described in Note 6 in the section entitled Subordinated Debt, in the fourth quarter of fiscal 2001, the Company's CEO, Christopher J. Pappas, and Harris J. Pappas, the Company's COO, formally loaned the Company a total of $10 million in exchange for convertible subordinated notes.  The notes, as formally executed, bore interest at LIBOR plus 2%, payable quarterly.

The subordinated notes include cross-default provisions that are tied to the Company's credit facility.  The Company was notified of the declared default by the note holders just after the end of the third quarter of fiscal 2003.  Also pursuant to the terms of the notes, it was determined that the quarterly interest payment made effective March 1, 2003, could not be retained by the note holders, who in turn forwarded the payment of approximately $84,000 to the bank group.  That amount was applied to the principal of the credit facility after the end of the third quarter of fiscal 2003.  Furthermore, no principal or interest payments may be made to the subordinated note holders while the credit-facility debt is in default.  This restriction in turn caused a second default under the subordinated notes.  The note holders waived all defaults through May 19, 2003, yet they have reserved all of their rights and remedies associated with the debt.  Effective May 20, 2003, the notes bear interest at 10% per year.  Even if the Company's defaults are cured under the senior credit facility, continuation of the default with respect to the subordinated notes will continue to result in a default on the senior indebtedness under existing cross-default provisions.

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

In accordance with certain provisions of the debt instruments, accrued interest may be converted, along with the notes, to common stock at $5.00 per share.  As of the end of the second quarter of fiscal 2004, $913,000 remained as accrued interest on the subordinated notes.

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

The carrying value of the notes at February 11, 2004, net of the unamortized discount, was approximately $8.1 million.  The comparative carrying value of the notes at August 27, 2003, was approximately $7.0 million.

Board of Directors
Pursuant to the terms of a separate Purchase Agreement dated March 9, 2001, entered into by and among the Company, Christopher J. Pappas and Harris J. Pappas, the Company agreed to submit three persons designated by Christopher J. Pappas and Harris J. Pappas as nominees for election at the 2002 Annual Meeting of Shareholders.  Messrs. Pappas designated themselves and Frank Markantonis as their nominees for directors, all of whom were subsequently elected.  Christopher J. Pappas and Harris J. Pappas are brothers.  As disclosed in the proxy statement for the February 26, 2004, annual meeting of shareholders, Frank Markantonis is an attorney whose principal client is Pappas Restaurants, Inc., an entity owned by Harris J. Pappas and Christopher J. Pappas.

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

The following table illustrates the effect on net income (loss) and earnings (loss) per share if the Company had converted to the fair-value method of expensing stock options, as alternatively allowed under FAS 123:

	Quarter Ended		Two Quarters Ended
	February 11,	February 12,	February 11,	February 12,
	2004	2003	2004	2003

	(84 days)	(84 days)	(168 days)	(168 days)
Net (loss), as reported	$(5,042)	$(3,405)	$(9,508)	$(6,506)
Add: Stock-based employee compensation expense included in reported net (loss), net of related tax effects(a)	293	303	587	605
Deduct: Total stock-based employee compensation expense determined under fair-value based method for all awards, net of related tax effects(a)	(411)	(897)	(847)	(1,916)

Pro forma net (loss)	$(5,160)	$(3,999)	$(9,768)	$(7,817)

Earnings per share:
Basic and assuming dilution - as reported(b)	$(0.22)	$(0.15)	$(0.42)	$(0.29)

Basic and assuming dilution - pro forma(b)	$(0.23)	$(0.18)	$(0.43)	$(0.35)

(a)	Income taxes have been offset by a valuation allowance. See Note 4 of Notes to Consolidated Financial Statements.

(b)

As the Company had net losses for the quarter and two quarters ended February 11, 2004, and February 12, 2003, loss per share assuming dilution equals basic earnings per share since potentially dilutive securities are antidilutive in loss periods.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results
               of Operations

Management's discussion and analysis of financial condition and results of operations should be read in conjunction with the consolidated financial statements and footnotes for the first two quarters ended February 11, 2004, and the audited financial statements filed on Form 10-K/A for the fiscal year ended August 27, 2003.

Overview
As of March 1, 2004, the Company operated 140 restaurants under the name "Luby's."  These establishments are located in close proximity to retail centers, business developments, and residential areas throughout six states (two in Arizona, two in Arkansas, two in Louisiana, three in Oklahoma, one in Tennessee, and 130 in Texas).  Of the 140 restaurants, 96 are at locations owned by the Company and 44 are on leased premises.  Two of the restaurants primarily serve seafood, one is a steak buffet, four are full-time buffets, 18 are cafeteria-style restaurants with all-you-can-eat options, and 115 are traditional cafeterias.

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

Same-Store Sales
The Company's same-store sales calculation measures the comparative performance of restaurants that have been in operation for 18 consecutive accounting periods.  This definition may not be similar to other restaurant companies.

RESULTS OF OPERATIONS

Quarter ended February 11, 2004, compared to the quarter ended February 12, 2003
Sales decreased $224,000, or 0.3%, in the second quarter of fiscal 2004 compared to the second quarter of fiscal 2003.  Of the total decline, $1.1 million was due to net store closures.  This related to restaurants that were not included in the business plan and therefore not included in discontinued operations, as well as stores not yet open long enough to be included in the Company's same-store sales calculation.  These decreases were partially offset by a 1.3% improvement in same-store sales that partially related to a change in the Company's pricing strategy from all-you-can-eat entrée offerings last year to more attractive, bundled meal offerings.  Also, there was an increase this year in the Company's holiday sales due to effective advertising and improved operational execution.

The cost of food decreased $951,000 and as a percentage of sales decreased from 28.2% to 27.0% in the current quarter compared to the same period last year.  Increases in the Company's commodity food pricing, specifically related to the beef and dairy markets, have been mitigated by combination meals with attractive and more cost-effective price points.  Additionally, targeted cost control programs, in combination with improved execution at each location, have allowed the Company to reduce its food costs.

Payroll and related costs decreased $468,000, or 2.3%, and as a percentage of sales decreased from 28.4% to 27.9%.  The decrease was due primarily to the Company's continued operational focus on labor efficiencies.  Overall, improved labor deployments and efficiencies resulting from various Company initiatives to reduce labor costs have shown significant positive results.

Occupancy and other operating expenses increased $425,000, or 1.9%.  Several factors contributed to this fluctuation.  Utility costs increased principally due to increased gas commodity prices.  Property/employee insurance increased primarily due to premium increases.  Advertising costs increased due to new media campaigns.  These increases were partially offset by a decrease in property taxes due to applicable restaurant closures and related property sales.

Depreciation and amortization expense decreased $178,000, or 4.3%, due to fewer depreciable properties resulting from impairments and property sales.

General and administrative expenses decreased $248,000, or 4.6%.  Several factors contributed to this decrease.  Salaries decreased principally due to fewer regional management positions and smaller manager trainee class sizes.  Travel and moving costs decreased as a result of the business plan since less expenditures are required with fewer stores.  These decreases were partially offset by consulting fees, which increased principally due to expenses incurred related to the debt refinancing.

The provision for asset impairments and restaurant closings increased by $928,000 primarily due to the write-off of leasehold improvements and other related assets at two currently operating leased locations that the Company intends to close in the near future.

Interest expense increased $566,000, or 36.8%, due primarily to an increase in the amortization of the discount on the subordinated debt coupled with an increase in the effective interest rate on outstanding debt.  These were offset by the effect of a lower debt balance.

Other income decreased by $1.1 million primarily due to gains on the sale of assets recognized in the prior year, which reflected the sale of three previously closed stores.  These gains related to properties not included in stores designated for closure under the business plan.

No income tax benefit was recorded in the current quarter or prior year because the realization of loss carryforward utilization is uncertain.  (See Note 4 of the Notes to Consolidated Financial Statements.)

The loss from discontinued operations increased by $255,000 due to various current year impairments on properties partially offset by gains on property sales and lower carrying and operating costs.  The gains and loss impairments recorded in this category relate to properties closed and ultimately disposed of after the Company's implementation of FAS 144.

Relative to prior closure plans, the Company had a reserve for restaurant closings of approximately $800,000 and $1.7 million at February 11, 2004, and August 27, 2003, respectively.  The reserve balances as of both period-ends related to the 2001 asset disposal plan and were comprised entirely of estimated lease settlement costs.  The year-to-date decline related primarily to $345,000 in lease settlement and other exit costs while the remainder related to accrual reductions where lease settlements were more favorable than expected.  These accrual reductions were recorded in discontinued operations.  Excluding these amounts, all material cash outlays required for the store closings originally planned as of August 31, 2001, have been made.

Two quarters ended February 11, 2004, compared to the two quarters ended February 12, 2003
Sales decreased $2.6 million, or 1.8%, for the first two quarters of fiscal 2004 compared to the first two quarters of fiscal 2003.  Of the total decline, $2.3 million was due to the closure of six restaurants since August 28, 2002, which were not a part of the business plan, and $526,000 was due to a 0.4% decrease in same-store sales.  These decreases were partially offset by the positive impact of the opening of two restaurants that accounted for $263,000 in sales.  These new stores have not yet been open for 18 consecutive accounting periods and therefore are not included in the same-store sales calculation.

The cost of food decreased $1.9 million and as a percentage of sales decreased from 27.9% to 27.1% for the first two quarters of fiscal 2004 in comparison with the same period last year due to more focus on cost control.  Increases in the Company's commodity food pricing, specifically related to the beef and dairy markets, have been mitigated by combination meals with attractive and more cost-effective price points.  Additionally, targeted cost control programs, in combination with improved execution at each location, have allowed the Company to reduce its food costs.

Payroll and related costs decreased $2.7 million, or 6.5%, and as a percentage of sales decreased from 29.3% to 27.9%.  The decrease was due primarily to the Company's continued operational focus on labor efficiencies.  Overall, improved labor deployments and efficiencies resulting from various Company initiatives to reduce labor costs have continued to show significant positive results.

Occupancy and other operating expenses increased $523,000, or 1.2%.  Several factors contributed to this fluctuation.  Advertising costs increased due to new media campaigns.  Utility costs increased principally due to increased gas commodity prices.  Property/employee insurance increased primarily due to premium increases.  These increases were partially offset by decreases in property taxes, managers' compensation, and credit card fees.  Property taxes decreased due to the numerous store closures and related property sales.  Managers' compensation decreased, reflecting fewer stores in operation coupled with the decline in sales, while the decline in credit cards also related to these circumstances as well as to various supplier rebates.

Depreciation and amortization expense decreased $288,000, or 3.5%, due to fewer depreciable properties resulting from impairments and property sales.

General and administrative expenses decreased $962,000, or 9.0%.  Several factors contributed to this decrease.  Salaries decreased principally due to fewer regional management positions and smaller manager trainee class sizes.  Travel and moving costs decreased as a result of the business plan since less expenditures are required with fewer stores.  These decreases were partially offset by an increase in consulting fees, which rose principally due to expenses incurred related to the debt refinancing.

The provision for asset impairments and restaurant closings increased by $1.4 million primarily due to adjustments related to land held for sale and their respective write-downs to net realizable values coupled with discounted cash flow impairments on two currently operating, leased locations.

Interest expense increased $1.4 million, or 48.1%, primarily due to accelerated amortization on the subordinated debt discount, coupled with an increase in the effective interest rate on outstanding debt.  These were offset by the effect of a lower debt balance.

Other income decreased by $3.8 million primarily due to gains on the sales of assets recognized in the prior year, which reflected the sale of five previously closed stores.  These gains were partially offset by a loan commitment fee expensed in fiscal 2003.

No income tax benefit was recorded in the first two quarters of fiscal 2004 or fiscal 2003 because the realization of loss carryforward utilization is uncertain.

The loss from discontinued operations decreased by $798,000 principally due to reduced expenditures on closed locations related to the Company's business plan in combination with gains on sales of properties.

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

Compared to the results from the prior year, for the second quarter of fiscal 2004, EBITDA increased $1.0 million, while for the first two quarters, it increased $2.5 million due to the various applicable reasons noted in the Results of Operations section above.

	Quarter Ended		Two Quarters Ended
	February 11,	February 12,	February 11,	February 12,
	2004	2003	2004	2003

	(84 days)	(84 days)	(168 days)	(168 days)
Income (loss) from operations	$(206)	$(474)	$(352)	$(1,765)
Less excluded items:
Provision for asset impairments and restaurant closings	1,066	138	1,342	(25)
Depreciation and amortization	3,937	4,115	7,913	8,201
Noncash executive compensation expense	293	303	587	605

EBITDA	$5,090	$4,082	$9,490	$7,016

As noted previously, prior year amounts have been reclassified to conform to the current year presentation, including the applicable reclassifications of store activity discontinued in accordance with the implementation of the business plan.  While the Company and many in the financial community consider EBITDA to be an important measure of operating performance, it should be considered in addition to, but not as a substitute for or superior to, other measures of financial performance prepared in accordance with accounting principles generally accepted in the United States, such as operating income and net income.  In addition, the Company's definition of EBITDA is not necessarily comparable to similarly titled measures reported by other companies.

LIQUIDITY AND CAPITAL RESOURCES

Cash, Short-Term Investments, and Working Capital
The Company manages its cash and short-term investments jointly in order to internally fund operating needs.  Its combined cash and short-term investments balance declined $3.6 million from $21.4 million as of August 27, 2003, to $17.8 million as of February 11, 2004.  The decline is attributed to a $2.0 million cash pay-down on the Company's credit facility as well as $5.5 million in cash paid for annual property tax obligations.  These payments were offset by $3.8 million generated by operating activities, as noted on the Company's statement of cash flows for the two quarters ended February 11, 2004, and other miscellaneous items.

After taking into account the current classification of its senior and subordinated debt, the Company had a working capital deficit of $94.0 million as of February 11, 2004, compared to $103.3 million as of August 27, 2003.  The deficit decrease was primarily attributable to pay-downs on the Company's senior credit facility net of capital expenditures and other operating costs.  Excluding the reclassification of the credit-facility balance and subordinated notes explained in the following Debt section, the Company's working capital deficit increased $1.1 million.  The increase in the deficit was primarily attributable to continued requirements to internally fund cash needs, including capital acquisitions.

The Company's primary focus is on improving continuing operations and executing the provisions of its business plan.  Capital expenditures for fiscal 2004 are currently expected to approximate $7.5 million compared to the original estimate of $11.5 million.  The new level of maintenance capital spending is considered adequate to support management's focus on improving the appearance, functionality, and sales at its restaurants.

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

In fiscal 2003, management recognized the need to arrange financing that would better match long-term assets with the existing debt.  Accordingly, early in the second quarter of that year, the Company executed a commitment letter with a third-party lender for an $80 million loan to replace that amount of debt in the existing credit facility.  Simultaneously, when the current bank group provided a waiver and amendment, it also added a stipulation that required the new $80 million financing be completed and funded by January 31, 2003.  However, the Company was unable to finalize that financing arrangement because of changes in the proposed agreement terms that the Company believed were not in its best interest.  This led to a default under the credit facility that the Company is currently focused on rectifying.  Even though the lack of replacement financing caused a default, the Company was in compliance with its financial performance covenants at the end of the second quarter of fiscal 2004, and no default in interest payments due under the credit facility has occurred.  The existing bank group has taken no formal action to pursue its remedies as a result of the default other than to notify the Company that it reserves all of its rights.

Management actively communicated with the credit-facility bank group while working on its business plan in fiscal 2003.  The plan, which is still in effect, is focused on returning the Company to profitability.

The Company used the services of the financial advisory firms of Morgan Joseph & Co. and ING Capital LLC ("Morgan-ING") to review the plan.  After thorough review of several strategic alternatives - including the business plan - and after consultation with the Morgan-ING advisors, the Company's Board of Directors approved the plan on March 29, 2003.

Subsequent to Board approval, management initiated immediate implementation of the plan, which called for closure of certain underperforming stores.  In the second quarter of fiscal 2004, two additional restaurants were added to the initial group of underperforming stores - one in Garland, Texas, and one in New Braunfels, Texas; and accordingly, 51 restaurants in total have been closed by the end of the second quarter of fiscal 2004 in accordance with the plan.  In cases where those properties are owned by the Company, the proceeds from the sale of the properties are being used to pay down bank debt under the existing agreement.  The remaining few locations identified for closure per the plan are primarily leased units that will close as soon as commercially feasible after negotiations with landlords or at the end of lease terms that expire in the near future.

The Company continues to have constructive discussions with its credit-facility lenders regarding the Company's financing alternatives and has engaged J.P. Morgan Securities Inc. to pursue a refinancing of the credit-facility debt.  In the meantime, the Company is focused on day-to-day operations and the implementation of its strategic plan.

Initially, cash resources were reduced pursuant to the business plan, especially relative to lease settlements and termination costs.  Even so, the Company has been able to maintain adequate levels of cash reserves through its cash management strategy.

Through fiscal 2004, the Company expects to report net losses from discontinued operations, including charges for impairments and store closures due to its decision to close the locations specified in the business plan.  Including operating costs for all of fiscal 2003 and through the second quarter of 2004, $35.8 million in discontinued operating activity has been incurred.  Of that amount, $3.0 million was incurred in the second quarter of fiscal 2004, while $5.3 million was incurred year-to-date.

As noted below, during fiscal 2004 the largest single category of costs included in discontinued operations have been impairment charges, which relate to reductions to the net realizable value of certain properties held for sale due to changes in relative market conditions:

	Quarter Ended		Two Quarters Ended
	February 11,	February 12,	February 11,	February 12,
	2004	2003	2004	2003

	(84 days)	(84 days)	(168 days)	(168 days)
	(In thousands)

Impairments	$3,314	$-	$4,057	$-
Gains	(1,503)	-	(1,834)	-

Net impairments	1,811	-	2,223	-
Other	1,223	2,779	3,049	6,070

Discontinued operations	$3,034	$2,779	$5,272	$6,070

Effect on EPS from net impairments - decrease (increase)	$0.08	$-	$0.10	$-

Effect on EPS from discontinued operations - decrease (increase)	$0.13	$0.12	$0.23	$0.27

Within discontinued operations, the Company nets gains from applicable property disposals against total impairments as noted above.  The amounts in the table noted as Other include allocated interest, net lease settlements, employment termination and shut down costs, as well as carrying costs incurred until the locations are disposed of and operating losses.

For the remainder of fiscal 2004, the Company expects more costs to be incurred; however, it also expects that these amounts will continue to be reduced by property gains as realized.

Credit-Facility Debt
At August 27, 2003, the Company had a credit-facility balance of $91.6 million with its bank group (a syndicate of four banks).  In accordance with provisions of that credit facility, the Company paid the outstanding balance down by $11.5 million during the first two quarters of fiscal 2004, $9.5 million from proceeds received from the sale of real and personal property and $2.0 million from investment reserves.  Accordingly, at the end of the second quarter, the balance was lowered to $80.0 million.  The interest rate was prime plus 4.0% and prime plus 3.5% at February 11, 2004, and February 12, 2003, respectively.  The Company is current on all interest and fee payments due under the credit facility.

As of February 11, 2004, $202.7 million of the Company's total book value, or 79.0% of its total assets, including the Company's owned real estate, improvements, equipment, and fixtures, was pledged as collateral under the credit facility.  Although the current lenders have reserved all of their rights and remedies as a result of the January 31, 2003, default - including the right to demand immediate repayment of the entire outstanding balance or the right to pursue foreclosure on the assets pledged as collateral - they have not announced any intention to take such action.

Subordinated Debt
In the fourth quarter of fiscal 2001, the Company's CEO, Christopher J. Pappas, and Harris J. Pappas, the Company's COO, formally loaned the Company a total of $10 million in exchange for convertible subordinated notes.  The notes, as formally executed, bore interest at LIBOR plus 2%, payable quarterly.

The subordinated notes include cross-default provisions that are tied to the Company's credit facility.  The Company was notified of the declared default by the note holders just after the end of the third quarter of fiscal 2003.  Also pursuant to the terms of the notes, it was determined that the quarterly interest payment made effective March 1, 2003, could not be retained by the note holders, who in turn forwarded the payment of approximately $84,000 to the bank group.  That amount was applied to the principal of the credit facility after the end of the third quarter of fiscal 2003.  Furthermore, no principal or interest payments may be made to the subordinated note holders while the credit-facility debt is in default.  This restriction in turn caused a second default under the subordinated notes.  The note holders waived all defaults through May 19, 2003, yet they have reserved all of their rights and remedies associated with the debt.  Effective May 20, 2003, the notes bear interest at 10% per year.  Even if the Company's defaults are cured under the senior credit facility, continuation of the default with respect to the subordinated notes will continue to result in a default on the senior indebtedness under existing cross-default provisions.

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

In accordance with certain provisions of the debt instruments, accrued interest may be converted, along with the notes, to common stock at $5.00 per share.  As of the end of the second quarter of fiscal 2004, $913,000 remained as accrued interest on the subordinated notes.

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

The carrying value of the notes at February 11, 2004, net of the unamortized discount, was approximately $8.1 million.  The comparative carrying value of the notes at August 27, 2003, was approximately $7.0 million.

COMMITMENTS AND CONTINGENCIES

Officer Loans
In fiscal 1999, the Company guaranteed loans of approximately $1.9 million relating to purchases of Luby's stock by various officers of the Company pursuant to the terms of a shareholder-approved plan.  Under the officer loan program, shares were purchased and funding was obtained by the participating officers from JPMorgan Chase Bank, one of the four members of the bank group that participates in the Company's credit facility.  Per the original terms of the guaranteed loan agreements, these instruments only required annual interest to be paid by the individual debtors, with the entire principal balances due upon their respective maturity dates, which occur during the period from January through March of 2004, unless extended by the note holder.

During the second quarter of fiscal 2004, principal balances in the amount of $285,000 were paid by certain individual note holders.  Accordingly, the combined outstanding balances of these notes were reduced from $1.6 million to $1.3 million from August 27, 2003, to February 11, 2004.

The underlying guarantee on these loans includes a cross-default provision.  The Company received notice in 2003 from JPMorgan Chase Bank that the default in the Company's credit facility led to a default in the officer loans.  JPMorgan Chase Bank initially requested that the Company repurchase the notes; however, such action cannot be completed without comprehensive resolution with the entire bank group.  On July 10, 2003, JPMorgan Chase Bank notified the Company that although it continues to reserve all rights and remedies, it has not elected to pursue those rights and remedies in order to allow further discussions among the bank group.  This notice did not constitute a waiver.  The Company is therefore working constructively with all members of the bank group in an effort to cure all defaults and satisfactorily meet each lender's expectations.

The Company could be required to purchase the loans from JPMorgan Chase Bank and, in that event, become holder of the notes, record the receivables, and evaluate its collection alternatives.  The purchased Company stock has been and can be used by borrowers to satisfy a portion of their loan obligation.  As of February 11, 2004, based on the market price on that day, approximately $265,000, or 19.9% of the note balances, could have been covered by stock, while approximately $1.0 million, or 80.1%, would have remained outstanding.

Off-Balance-Sheet Arrangements
The Company has no off-balance-sheet structured financing arrangements.  Under the terms of applicable SEC rules, the Company's obligation to repurchase the loans could be deemed a guarantee contract, which the SEC considers an off-balance-sheet arrangement.  If the Company is required to purchase the loans, it would have a maximum cash payout exposure of approximately $1.3 million.  The Company expects that the borrowers will fully repay the obligations.  However, since management is currently unable to determine the individual ability of each borrower to pay the underlying debt in full, it is difficult to assess the potential effect on liquidity.

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

As part of the affiliation with the Pappas entities, the Company leases a facility, the Houston Service Center, in which Luby's has installed a centralized restaurant service center to support field operations.  The building at this location has 22,253 square feet of warehouse space and 5,664 square feet of office space.  It is leased from the Pappas entities by the Company at an approximate monthly rate of $0.24 per square foot.  From this center, Luby's repair and service teams are dispatched to the Company's restaurants when facility or equipment maintenance and servicing are needed.  The facility is also used for repair and storage of new and used equipment.  The amount paid by the Company pursuant to the terms of this lease was approximately $41,000 and $40,000 for the first two quarters of fiscal 2004 and 2003, respectively.

The Company previously leased a location from an unrelated third party.  That location is used to house increased equipment inventories due to store closures under the business plan.  The Company considered it more prudent to lease this location rather than to pursue purchasing a storage facility, as its strategy is to focus its capital expenditures on its operating restaurants.  In a separate transaction, the third-party property owner sold the location to the Pappas entities during the fourth quarter of fiscal 2003, with the Pappas entities becoming the Company's landlord for that location effective August 1, 2003.  The storage site complements the Houston Service Center with approximately 27,000 square feet of warehouse space at an approximate monthly rate of $0.21 per square foot.  The amount paid by the Company pursuant to the terms of this lease was approximately $35,000 for the first two quarters of fiscal 2004.

In another separate contract, pursuant to the terms of a ground lease dated March 25, 1994, the Company paid rent to PHCG Investments for a Luby's restaurant the Company operated in Dallas, Texas, until that location was closed early in the third quarter of fiscal 2003.  Christopher J. Pappas and Harris J. Pappas are general partners of PHCG Investments.  Preceding the store's closure, the Company entered into a lease termination agreement with a third party unaffiliated with the Pappas entities.  That agreement severed the Company's interest in the PHCG property in exchange for a payment of cash to the Company.  The Company also obtained the right to remove fixtures and equipment from the premises, and it was released from any future obligations under the lease agreement.  The closing of the transaction was completed during the third quarter of fiscal 2003, resulting in a gain of $735,000, and the gross proceeds were used to pay down debt.  The amount paid by the Company pursuant to the terms of this lease before its termination was approximately $42,000 for the first two quarters of fiscal 2003.

Affiliated rents paid for the Houston Service Center, the separate storage facility, and the Dallas property leases combined represented 3.5% and 3.6% of total rents for continuing operations for the first two quarters of fiscal 2004 and 2003, respectively.

The following compares current and prior first two fiscal quarter charges incurred under the Master Sales Agreement, the Affiliate Services Agreement, and affiliated property leases to the Company's total capital expenditures, as well as relative general and administrative expenses and occupancy and other operating expenses included in continuing operations:

Two Quarters Ended
February 11, 2004		February 12, 2003

(168 days)		(168 days)
(In thousands)
AFFILIATED COSTS INCURRED:
General and administrative expenses - professional services	$-	$-
Capital expenditures - custom-fabricated and refurbished equipment	76	99
Occupancy and other operating expenses, including property leases	78	85

Total	$154	$184

RELATIVE TOTAL COMPANY COSTS:
General and administrative expenses	$9,714	$10,676
Capital expenditures	2,568	6,043
Occupancy and other operating expenses	44,383	43,860

Total	$56,665	$60,579

AFFILIATED COSTS INCURRED AS A PERCENTAGE OF RELATIVE TOTAL COMPANY COSTS:
Two Quarters to Date	0.27%	0.30%

Inception to Date	0.23%

TRENDS AND UNCERTAINTIES

Same-Store Sales
The restaurant business is highly competitive with respect to food quality, concept, location, price, and service.  Until the second quarter of fiscal 2004, the Company had experienced declining same-store sales each year since 1996 as a result of initiatives which were subsequently determined to be unsuccessful, as well as increased industry-wide competition.  The Company competes with a large number of other restaurants, many of which have significant financial resources.  Management believes the Company's success will depend largely on its ability to execute new strategies, including those stemming from its business plan; optimize financial resources; and quickly respond to changes in consumer preferences, as well as to general economic conditions.

The following shows the same-store sales change for comparative historical quarters:

2004		2003				2002

Q2	Q1	Q4	Q3	Q2	Q1	Q4	Q3	Q2	Q1

1.3%	(2.2)%	(2.4)%	(3.2)%	(0.6)%	(5.1)%	(13.0)%	(13.2)%	(8.6)%	(2.7)%

The first quarter of fiscal 2002 includes September 11, 2001.  In the third and fourth quarters of fiscal 2002, the Company was able to maintain its comparative cash flow level with declining sales by lowering operating costs.  Even with national economic issues, such as military operations overseas and continued concerns about domestic terrorism, there was less quarterly same-store sales variability in fiscal 2003 than in the prior fiscal year.

In fiscal 2004, the Company chose to bundle more meals at higher price points than experienced during the prior year all-you-can-eat promotions.  The strategic change initially pressured sales as noted in the first quarter.  In the second quarter, the new bundling was more widely accepted.  Additionally, the Company's holiday promotions were critical in positively improving the Company's same-store sales performance.

The Company is constantly seeking additional opportunities to lower costs and increase sales; however, declines in net same-store sales could cause a reduction in operating cash flow.  If severe declines in cash flow were to develop without offsetting reductions in uses of cash, such as capital expenditures, the Company's liquidity, the current status of the Company's credit facility, and the ability of the Company to refinance its indebtedness could be further impacted.  As a possible result, the current lenders may choose to terminate the credit facility, accelerate the maturity of any outstanding obligation under that facility, and pursue foreclosure on assets pledged as collateral.

Existing Programs
In addition to the initiatives referred to in other sections of this report, listed below are a number of programs the Company has been concentrating on that are intended to address the decline in total and same-store sales, while prudently managing costs and increasing overall profitability:
-	Food excellence;
-	Service excellence;
-	Labor efficiency and cost control;
-	Continued emphasis on value, including combination meals;
-	Continued emphasis on employee training and development;
-	Targeted marketing, especially directed at families;
-	Closure of certain underperforming restaurants;
-	Concept conversions where appropriate; and
-	Continued emphasis on in-house safety training, accident prevention, and claims management.

During the third quarter of fiscal 2003, the Company initiated a business plan that called for the closure of certain underperforming restaurants, four of which occurred during the second quarter of fiscal 2004, including locations in Garland, Texas, and New Braunfels, Texas, which were subsequently adopted into the plan.  Under the plan, whereby approximately 140 locations will remain in operation, the primary focus will be on stores in the Texas markets.  At these locations, the existing programs mentioned above will continue to be emphasized.

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

Insurance and Claims
In fiscal 2001, the Company implemented an in-house claims management, as well as a safety training and accident prevention program.  Costs incurred under the in-house programs have been lower than those experienced under the prior plans administered by third parties.  The Company cannot make any assurances as to the ultimate level of claims under the in-house safety program or whether declines in incidence of claims as well as claims costs experienced under the program will continue in future periods.

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

Insurance and Claims
The Company periodically reviews its workers' compensation and general liability reserves to ensure reasonableness.  The Company's ongoing in-house safety and claims program focuses on safety training and rigorous scrutiny of new claims, which has reduced costs significantly in comparison to plans previously administered by third parties.  Consistent with the prior year, the Company's liability is based upon estimates obtained from both an actuarial firm and internal risk management staff.  Assumptions and judgments are used in evaluating these costs.  The possibility exists that future claims-related liabilities could increase due to unforeseen circumstances.

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

FORWARD-LOOKING STATEMENTS

The Company wishes to caution readers that various factors could cause its actual financial and operational results to differ materially from those indicated by forward-looking statements made from time to time in news releases, reports, proxy statements, registration statements, and other written communications (including the preceding sections of this Management's Discussion and Analysis), as well as oral statements made from time to time by representatives of the Company.  Except for historical information, matters discussed in such oral and written communications are forward-looking statements that involve risks and uncertainties, including but not limited to general business conditions; the impact of competition; the success of operating initiatives; changes in the cost and supply of food, labor, and other operating expenses; the seasonality of the Company's business, taxes, inflation, and governmental regulations; and the cooperation of the Company's lenders and the availability of credit; as well as other risks and uncertainties disclosed in periodic reports on Form 10-K/A and Form 10-Q.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

The Company is exposed to market risk from changes in interest rates affecting its variable-rate debt.  As of February 11, 2004, $80.0 million, the total amount of debt subject to interest rate fluctuations, was outstanding under its credit facility at prime plus 4.0%.  Assuming a consistent level of debt, a 1% change in interest rates effective from the beginning of the year would result in an increase or decrease in the quarter's interest expense of $370,000 and annual interest expense of $800,000.  Although the Company is not currently using interest rate swaps, it has previously used and may in the future use these instruments to manage cash flow risk on a portion of its variable-rate debt.

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

Management has evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-15.  The Company's President and CEO and the CFO participated and provided input into this process.  Based upon the foregoing, these senior officers concluded that as of February 11, 2004, the Company's disclosure controls and procedures were effective in timely alerting them to material information relating to the Company required to be disclosed.

There have been no significant changes in the Company's internal controls or in other factors which could significantly affect internal controls subsequent to the date the President and CEO and the CFO carried out their evaluation.

Part II - OTHER INFORMATION

Item 3.  Defaults Upon Senior Securities

In fiscal 2003, the Company sought $80 million in replacement debt with a new third-party lender.  As a result, a waiver and credit-facility amendment was completed by its credit-facility lenders that included requirements that the $80 million financing be completed by January 31, 2003.  Due to unacceptable changes in the terms of the third-party financing, the anticipated loan transaction could not be completed.  This caused a default in the credit facility and cross-defaults in the officer loans guaranteed by the Company which were held by one of the financial institutions participating in the Company's credit facility as well as a default in the Company's subordinated debt held by the Company's CEO and COO.

Relative to the Company's senior debt under its credit facility, the Company is not in default of either its normal periodic financial covenants or with interest payment requirements.  Subsequent to the default status, the bank group formally reserved all of its rights and remedies associated with the credit facility, while the financial institution that funded the officer loans has requested that the Company repurchase the notes.  However, use of the Company's cash resources to acquire the notes cannot be completed without consultation and approval by the entire bank group.  The Company is therefore working constructively with all members of the bank group in an effort to cure both defaults and satisfactorily meet lender expectations.

The Company is prohibited from paying principal or interest on the subordinated notes while the senior debt is in default.  This caused an additional default on the subordinated notes.  The subordinated note holders have therefore formally reserved all of their rights and remedies associated with this debt.

The Company's Board of Directors approved a business plan on March 29, 2003.  The plan is intended to return the Company to profitability and reduce debt, while developing and implementing additional financing options acceptable to its current lenders.

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

4(r)

Sixth Amendment to Credit Agreement dated November 25, 2002, among Luby's, Inc., Bank of America, N.A. and other creditors of its bank group (filed as Exhibit 4(t) to the Company's Annual Report on Form 10-K for the fiscal year ended August 28, 2002, and incorporated herein by reference).

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

10(l)

Registration Rights Agreement dated March 9, 2001, by and among Luby's, Inc., Christopher J. Pappas, and Harris J. Pappas (filed as Exhibit 10.4 to the Company's Current Report on Form 8-K dated March 9, 2001, and incorporated herein by reference).

10(m)

Purchase Agreement dated March 9, 2001, by and among Luby's, Inc. Harris J. Pappas, and Christopher J. Pappas (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K dated March 9, 2001, and incorporated herein by reference).

10(n)

Employment Agreement dated March 9, 2001, between Luby's, Inc. and Christopher J. Pappas (filed as Exhibit 10.2 to the Company's Current Report on Form 8-K dated March 9, 2001, and incorporated herein by reference).*

10(o)

Employment Agreement dated March 9, 2001, between Luby's, Inc. and Harris J. Pappas (filed as Exhibit 10.3 to the Company's Current Report on Form 8-K dated March 9, 2001, and incorporated herein by reference).*

10(p)

Luby's, Inc. Stock Option granted to Christopher J. Pappas on March 9, 2001 (filed as Exhibit 10(w) to the Company's Quarterly Report on Form 10-Q for the quarter ended May 31, 2001, and incorporated herein by reference).*

10(q)

Luby's, Inc. Stock Option granted to Harris J. Pappas on March 9, 2001 (filed as Exhibit 10(x) to the Company's Quarterly Report on Form 10-Q for the quarter ended May 31, 2001, and incorporated herein by reference).*

10(r)

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

10(s)

Lease Agreement dated June 1, 2001, by and between Luby's, Inc. and Pappas Restaurants, Inc. (filed as Exhibit 10(aa) to the Company's Annual Report on Form 10-K for the fiscal year ended August 31, 2001, and incorporated herein by reference).

10(t)

Luby's, Inc. Amended and Restated Nonemployee Director Phantom Stock Plan effective September 28, 2001 (filed as Exhibit 10(dd) to the Company's Quarterly Report on Form 10-Q for the quarter ended February 13, 2002, and incorporated herein by reference).*

10(u)

Final Severance Agreement and Release between Luby's, Inc. and S. Darrell Wood effective July 28, 2002   (filed as Exhibit 10(ee) to the Company's Annual Report on Form 10-K for the fiscal year ended August 28, 2002, and incorporated herein by reference).*

10(v)

Consultant Agreement dated August 30, 2002, between Luby's Restaurants Limited Partnership and S. Darrell Wood (filed as Exhibit 10(ff) to the Company's Annual Report on Form 10-K for the fiscal year ended August 28, 2002, and incorporated herein by reference).*

10(w)

Form of Indemnification Agreement entered into between Luby's, Inc. and each member of its Board of Directors initially dated July 23, 2002 (filed as Exhibit 10(gg) to the Company's Annual Report on Form 10-K for the fiscal year ended August 28, 2002, and incorporated herein by reference).

10(x)

Amended and Restated Affiliate Services Agreement dated July 23, 2002, by and among Luby's, Inc.,  Pappas Restaurants, L.P., and Pappas Restaurants, Inc. (filed as Exhibit 10(hh) to the Company's Annual Report on Form 10-K for the fiscal year ended August 28, 2002, and incorporated herein by reference).

10(y)

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

10(z)

Lease Agreement dated October 15, 2002, by and between Luby's, Inc. and Rush Truck Centers of Texas, L.P. and Amendment dated August 1, 2003, by and between Luby's, Inc. and Pappas Restaurants, Inc. (filed as Exhibit 10(gg) to the Company's Annual Report on Form 10-K/A for the fiscal year ended August 27, 2003, and incorporated herein by reference).

11	Weighted-average shares used in the computation of per share earnings.

31	Certifications by the Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certifications by the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Denotes management contract or compensatory plan or arrangement.

B.  Reports on Form 8-K.
Current Report on Form 8-K - December 30, 2003, reporting under Item 12 - the issuance of a press release on December 30, 2003, announcing first quarter fiscal 2004 results.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LUBY'S, INC.
(Registrant)

Date: March 11, 2004	By:	/s/Christopher J. Pappas

Christopher J. Pappas
President and
Chief Executive Officer

Date: March 11, 2004	By:	/s/Ernest Pekmezaris

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

4(r)

Sixth Amendment to Credit Agreement dated November 25, 2002, among Luby's, Inc., Bank of America, N.A. and other creditors of its bank group (filed as Exhibit 4(t) to the Company's Annual Report on Form 10-K for the fiscal year ended August 28, 2002, and incorporated herein by reference).

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

10(l)

Registration Rights Agreement dated March 9, 2001, by and among Luby's, Inc., Christopher J. Pappas, and Harris J. Pappas (filed as Exhibit 10.4 to the Company's Current Report on Form 8-K dated March 9, 2001, and incorporated herein by reference).

10(m)

Purchase Agreement dated March 9, 2001, by and among Luby's, Inc. Harris J. Pappas, and Christopher J. Pappas (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K dated March 9, 2001, and incorporated herein by reference).

10(n)

Employment Agreement dated March 9, 2001, between Luby's, Inc. and Christopher J. Pappas (filed as Exhibit 10.2 to the Company's Current Report on Form 8-K dated March 9, 2001, and incorporated herein by reference).*

10(o)

Employment Agreement dated March 9, 2001, between Luby's, Inc. and Harris J. Pappas (filed as Exhibit 10.3 to the Company's Current Report on Form 8-K dated March 9, 2001, and incorporated herein by reference).*

10(p)

Luby's, Inc. Stock Option granted to Christopher J. Pappas on March 9, 2001 (filed as Exhibit 10(w) to the Company's Quarterly Report on Form 10-Q for the quarter ended May 31, 2001, and incorporated herein by reference).*

10(q)

Luby's, Inc. Stock Option granted to Harris J. Pappas on March 9, 2001 (filed as Exhibit 10(x) to the Company's Quarterly Report on Form 10-Q for the quarter ended May 31, 2001, and incorporated herein by reference).*

10(r)

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

10(s)

Lease Agreement dated June 1, 2001, by and between Luby's, Inc. and Pappas Restaurants, Inc. (filed as Exhibit 10(aa) to the Company's Annual Report on Form 10-K for the fiscal year ended August 31, 2001, and incorporated herein by reference).

10(t)

Luby's, Inc. Amended and Restated Nonemployee Director Phantom Stock Plan effective September 28, 2001 (filed as Exhibit 10(dd) to the Company's Quarterly Report on Form 10-Q for the quarter ended February 13, 2002, and incorporated herein by reference).*

10(u)

Final Severance Agreement and Release between Luby's, Inc. and S. Darrell Wood effective July 28, 2002   (filed as Exhibit 10(ee) to the Company's Annual Report on Form 10-K for the fiscal year ended August 28, 2002, and incorporated herein by reference).*

10(v)

Consultant Agreement dated August 30, 2002, between Luby's Restaurants Limited Partnership and S. Darrell Wood (filed as Exhibit 10(ff) to the Company's Annual Report on Form 10-K for the fiscal year ended August 28, 2002, and incorporated herein by reference).*

10(w)

Form of Indemnification Agreement entered into between Luby's, Inc. and each member of its Board of Directors initially dated July 23, 2002 (filed as Exhibit 10(gg) to the Company's Annual Report on Form 10-K for the fiscal year ended August 28, 2002, and incorporated herein by reference).

10(x)

Amended and Restated Affiliate Services Agreement dated July 23, 2002, by and among Luby's, Inc.,  Pappas Restaurants, L.P., and Pappas Restaurants, Inc. (filed as Exhibit 10(hh) to the Company's Annual Report on Form 10-K for the fiscal year ended August 28, 2002, and incorporated herein by reference).

10(y)

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

10(z)

Lease Agreement dated October 15, 2002, by and between Luby's, Inc. and Rush Truck Centers of Texas, L.P. and Amendment dated August 1, 2003, by and between Luby's, Inc. and Pappas Restaurants, Inc. (filed as Exhibit 10(gg) to the Company's Annual Report on Form 10-K/A for the fiscal year ended August 27, 2003, and incorporated herein by reference).

11	Weighted-average shares used in the computation of per share earnings.

31	Certifications by the Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certifications by the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Denotes management contract or compensatory plan or arrangement.