Form 10-Q
period 2004-05-05
LUBYS INC
filed 2004-06-14
CIK 16099

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 5, 2004, or

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

As of June 7, 2004, there were 22,470,004 shares of the registrant's Common Stock outstanding, which does not include 4,933,063 treasury shares.

Luby's, Inc.
Form 10-Q
Quarter ended May 5, 2004
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

Part I - FINANCIAL INFORMATION

Item 1.  Financial Statements

Luby's, Inc.
Consolidated Balance Sheets
(In thousands)

	May 5,	August 27,
	2004	2003

	(Unaudited)
ASSETS
Current Assets:
Cash (see Note 3)	$1,643	$871
Short-term investments (see Note 3)	18,601	20,498
Trade accounts and other receivables	124	283
Food and supply inventories	1,896	1,798
Prepaid expenses	3,259	3,485
Deferred income taxes (see Note 4)	2,446	1,777

Total current assets	27,969	28,712
Property, plant, and equipment - net (see Note 5)	202,301	217,676
Property held for sale (see Note 7)	24,232	32,946
Investments and other assets	1,554	547

Total assets	$256,056	$279,881

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$13,667	$12,488
Accrued expenses and other liabilities	16,696	20,978
Convertible subordinated notes, net - related party (see Notes 6 and 9)	8,676	6,973
Credit-facility debt (see Note 6)	78,490	91,559

Total current liabilities	117,529	131,998
Accrued claims and insurance	3,439	3,729
Deferred income taxes and other credits (see Note 4)	11,124	10,579
Reserve for restaurant closings (see Note 7)	500	1,663
Commitments and contingencies (see Note 8)	-	-

Total liabilities	132,592	147,969

SHAREHOLDERS' EQUITY
Common stock, $.32 par value; authorized 100,000,000 shares, issued 27,403,067 shares in 2004 and 2003	8,769	8,769
Paid-in capital	36,625	36,916
Deferred compensation	-	(679)
Retained earnings	182,841	191,968
Less cost of treasury stock, 4,933,063 and 4,946,771 shares in 2004 and 2003, respectively	(104,771)	(105,062)

Total shareholders' equity	123,464	131,912

Total liabilities and shareholders' equity	$256,056	$279,881

See accompanying notes.

Luby's, Inc.
Consolidated Statements of Operations (unaudited)
(In thousands except per share data)

	Quarter Ended		Three Quarters Ended
	May 5,	May 7,	May 5,	May 7,
	2004	2003	2004	2003

	(84 days)	(84 days)	(252 days)	(252 days)
SALES	$74,400	$71,549	$213,637	$213,426

COSTS AND EXPENSES:
Cost of food	19,876	19,573	57,504	59,196
Payroll and related costs	19,751	20,089	58,618	61,682
Occupancy and other operating expenses	22,841	21,683	66,874	65,303
Depreciation and amortization	3,876	4,060	11,764	12,239
General and administrative expenses	4,333	6,217	14,047	16,893
Provision for (reversal of) asset impairments and restaurant closings (see Note 7)	(569)	1,390	770	1,364

	70,108	73,012	209,577	216,677

INCOME (LOSS) FROM OPERATIONS	4,292	(1,463)	4,060	(3,251)
Interest expense	(2,060)	(1,626)	(6,437)	(4,582)
Other income, net	209	969	702	5,254

Income (loss) from continuing operations before income taxes	2,441	(2,120)	(1,675)	(2,579)
Provision (benefit) for income taxes (see Note 4)	-	-	-	-

Income (loss) from continuing operations	2,441	(2,120)	(1,675)	(2,579)
Discontinued operations, net of taxes (see Note 7)	(2,060)	(22,870)	(7,452)	(28,917)

NET INCOME (LOSS)	$381	$(24,990)	$(9,127)	$(31,496)

Income (loss) per share - before discontinued operations - basic and assuming dilution(a)	$0.11	$(0.09)	$(0.08)	$(0.11)

Income (loss) per share - from discontinued operations - basic and assuming dilution(a)	$(0.09)	$(1.02)	$(0.33)	$(1.29)

Net income (loss) per share - basic and assuming dilution(a)	$0.02	$(1.11)	$(0.41)	$(1.40)

Weighted average shares outstanding	22,470	22,456	22,470	22,448

(a)

In loss periods, earnings per share assuming dilution equals basic earnings per share since potentially dilutive securities are antidilutive.  For the quarter ended May 5, 2004, the effect of the dilution on earnings per share was not significant enough to have an effect on the calculation.

See accompanying notes.

Luby's, Inc.
Consolidated Statements of Shareholders' Equity (unaudited)
(In thousands)

	Common Stock							Total

	Issued		Treasury		Paid-In	Deferred	Retained	Shareholders'

	Shares	Amount	Shares	Amount	Capital	Compensation	Earnings	Equity

BALANCE AT AUGUST 27, 2003	27,403	$8,769	(4,947)	$(105,062)	$36,916	$(679)	$191,968	$131,912
Net income (loss) for the year to date	-	-	-	-	-	-	(9,127)	(9,127)
Noncash executive compensation expense	-	-	-	-	-	679	-	679
Common stock issued under nonemployee director benefit plans	-	-	14	291	(291)	-	-	-

BALANCE AT MAY 5, 2004	27,403	$8,769	(4,933)	$(104,771)	$36,625	$-	$182,841	$123,464

See accompanying notes.

Luby's, Inc.
Consolidated Statements of Cash Flows (unaudited)
(In thousands)

	Three Quarters Ended
May 5,		May 7,
2004		2003

(252 days)		(252 days)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(9,127)	$(31,496)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Provision for (reversal of) asset impairments, net of gains on property sales - discontinued operations	2,986	15,990
Provision for (reversal of) asset impairments	770	4,032
Depreciation and amortization - discontinued operations	132	2,259
Depreciation and amortization - continuing operations	11,764	12,239
Amortization of discount on convertible subordinated notes	1,703	334
(Gain) loss on disposal of property held for sale	-	(3,222)
(Gain) loss on disposal of property, plant, and equipment	45	(1,842)
Noncash nonemployee directors' fees	-	75
Noncash executive compensation expense	679	907

Cash (used in) provided by operating activities before changes in operating assets and liabilities	8,952	(724)
Changes in operating assets and liabilities:
(Increase) decrease in trade accounts and other receivables	159	(116)
(Increase) decrease in food and supply inventories	(98)	305
(Increase) decrease in income tax receivable	-	(6,177)
(Increase) decrease in prepaid expenses	226	388
(Increase) decrease in other assets	421	40
Increase (decrease) in accounts payable	1,159	117
Increase (decrease) in accrued claims and insurance, accrued expenses, and other liabilities	(4,572)	(3,903)
Increase (decrease) in deferred income taxes and other credits	(124)	6,041
Increase (decrease) in reserve for restaurant closings	(1,163)	(61)

Net cash (used in) provided by operating activities	$4,960	$(4,090)

CASH FLOWS FROM INVESTING ACTIVITIES:
(Increase) decrease in short-term investments	$1,897	$13,375
Proceeds from disposal of property held for sale	11,175	6,916
Purchases of property, plant, and equipment	(4,291)	(7,377)
Proceeds from disposal of property, plant, and equipment	100	5,426

Net cash provided by (used in) investing activities	8,881	18,340

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance (repayment) of debt, net	(13,069)	(12,304)

Net cash provided by (used in) financing activities	(13,069)	(12,304)

Net increase (decrease) in cash	772	1,946
Cash at beginning of period	871	1,584

Cash at end of period	$1,643	$3,530

See accompanying notes.

Luby's, Inc.
Notes to Consolidated Financial Statements (unaudited)
May 5, 2004

Note 1.  Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements as are prepared for the Company's Annual Report on Form 10-K.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the quarter and year-to-date ended May 5, 2004, are not necessarily indicative of the results that may be expected for the fiscal year ending August 25, 2004.

The balance sheet dated August 27, 2003, and included in this Form 10-Q, has been derived from the audited financial statements at that date.  However, this Form 10-Q does not include all of the information and footnotes required by accounting principles generally accepted in the United States for an annual filing of complete financial statements.  Therefore, these financial statements should be read in conjunction with the consolidated financial statements and footnotes included in Luby's Annual Report on Form 10-K/A for the year ended August 27, 2003.

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

Note 2.  Accounting Periods

The Company's fiscal year consists of 13 four-week periods ending on the last Wednesday in August.

Note 3.  Cash and Short-Term Investments

The Company manages its cash and short-term investments jointly in order to internally fund operating needs.  Short-term investments as of May 5, 2004, and August 27, 2003, consisted primarily of money market funds and time deposits.  As of May 5, 2004, $2.3 million of the $18.6 million of the Company's short-term investments was pledged as collateral for four separate letters of credit.  There have been no draws upon these letters of credit.

	May 5,	August 27,
	2004	2003

	(In thousands)
Cash	$1,643	$871
Short-term investments	18,601	20,498

Total cash and short-term investments	$20,244	$21,369

The Company's combined cash and short-term investments balance declined from $21.4 million as of August 27, 2003, to $20.2 million as of May 5, 2004.  The decline was attributed to a $2.0 million debt paydown in the second quarter of fiscal 2004, offset by cash from operating activities after internally funding the fiscal year-to-date purchases of property, plant, and equipment.

Note 4.  Income Tax

Following is a summarization of deferred income tax assets and liabilities as of the current quarter and prior fiscal year-end:

	May 5,	August 27,
	2004	2003

	(In thousands)
Deferred long-term income tax liability and other credits	$(11,124)	$(10,579)
Less: Other credits(a)	1,404	1,523

Deferred long-term income tax liability	(9,720)	(9,056)
Plus: Deferred short-term income tax asset	2,446	1,777

Net deferred income tax liability	$(7,274)	$(7,279)

(a)	Other credits include several miscellaneous items such as deferred compensation and the supplemental executive retirement plan which are not included in deferred taxes.

From another perspective, the tax effect of temporary differences resulted in the following categories of deferred income tax assets and liabilities as of the current quarter and prior fiscal year-end:

	May 5,	August 27,
	2004	2003

	(In thousands)
Deferred income tax assets:
Workers' compensation, employee injury, and general liability claims	$2,223	$2,429
Deferred compensation	2,401	2,283
Asset impairments and restaurant closure reserves	17,313	20,224
Net operating losses	15,674	11,086

Subtotal	37,611	36,022
Valuation allowance	(13,662)	(11,113)

Total deferred income tax assets	23,949	24,909
Deferred income tax liabilities:
Depreciation and amortization	29,012	29,390
Other	2,211	2,798

Total deferred income tax liabilities	31,223	32,188

Net deferred income tax liability	$(7,274)	$(7,279)

Relative only to continuing operations, the reconciliation of the expense (benefit) for income taxes to the expected income tax expense (benefit) - computed using the statutory tax rate - was as follows:

	Quarter Ended				Three Quarters Ended
	May 5, 2004		May 7, 2003		May 5, 2004		May 7, 2003

	Amount	%	Amount	%	Amount	%	Amount	%

	(In thousands and as a percent of pretax income)
Income tax expense (benefit) from continuing operations at the federal rate	$854	35.0%	$(742)	(35.0)%	$(586)	(35.0)%	$(903)	(35.0)%
Jobs tax credits	(38)	(1.6)	(50)	(2.4)	(114)	(6.8)	(151)	(5.9)
Less taxable income limitation	38	1.6	50	2.4	114	6.8	151	5.9
Permanent and other differences	216	8.8	59	2.8	645	38.5	178	6.9
Change in valuation allowance	(1,070)	(43.8)	683	32.2	(59)	(3.5)	725	28.1

Income tax expense (benefit) from continuing operations	$-	-%	$-	-%	$-	-%	$-	-%

For the three quarters ended May 5, 2004, including both continuing and discontinued operations, the Company generated gross taxable operating losses of approximately $13.1 million and an overall tax benefit for book purposes of $2.5 million.  The tax benefit for book purposes was netted against a valuation allowance because loss carrybacks were exhausted with the fiscal 2002 tax filing, making the realization of loss carryforwards uncertain.

For the 2003 fiscal year, including both continuing and discontinued operations, the Company generated gross taxable operating losses of approximately $31.6 million, which will expire in 2023 if not utilized.  The Company also generated a tax benefit for book purposes of $11.1 million that was netted against a valuation allowance for the same reasons as noted for fiscal 2004.  Due to the Company's cumulative loss position, no federal income taxes were paid in the first three quarters of fiscal 2004 or the 2003 fiscal year.

The Company's federal income tax returns have been periodically reviewed by the Internal Revenue Service.  The Company's  2002, 2001, and 2000 returns are currently under review.  Management believes that adequate provisions for income taxes have been reflected in the financial statements and is not aware of any significant exposure items.

Note 5.  Property, Plant, and Equipment

The cost and accumulated depreciation and amortization of property, plant, and equipment at May 5, 2004, and August 27, 2003, together with the related estimated useful lives used in computing depreciation and amortization, were as follows:

	May 5,	August 27,	Estimated
	2004	2003	Useful Lives

	(In thousands)
Land	$53,053	$55,259	-
Restaurant equipment and furnishings	105,257	108,183	3 to 15 years
Buildings	185,799	191,521	20 to 40 years
Leasehold and leasehold improvements	20,330	21,989	Term of leases
Office furniture and equipment	11,178	11,710	5 to 10 years
Transportation equipment	421	574	5 years

	376,038	389,236
Less accumulated depreciation and amortization	(173,737)	(171,560)

Property, plant and equipment	$202,301	$217,676

Note 6.  Debt

Previous Debt
During the mid-1990's, the Company entered into a revolving line of credit with a group of four banks.  The line was primarily used for financing long-term objectives, including capital acquisitions and a stock repurchase program.  These large demands of cash contributed to the capacity under that credit facility being fully exhausted in fiscal 2001.

Since that time, existing management has financed the Company's capital acquisitions and working capital needs through careful cash management and the provision of an additional $10 million in subordinate financing from the Company's CEO and the COO.  The additional subordinate financing was funded toward the end of fiscal 2001.  Although no further borrowings were allowed under the credit facility, the bank group subsequently authorized an extension of the its maturity date through April of 2003.

In fiscal 2003, well before the scheduled maturity date of the line of credit, management began working on a partial refinancing arrangement with an alternate lender.  Early in the second quarter of that year, those efforts led to the Company executing a commitment letter with a third-party financial institution to refinance $80 million of the credit facility.  In response to that commitment, the bank group provided a waiver and amendment that stipulated the new $80 million financing be completed and funded by January 31, 2003.  The Company, however, chose not to finalize that financing arrangement because of changes in the proposed agreement terms that the Company believed were not in its best interest.  The inability to fund the $80 million by January 31, 2003, led to a default under the line of credit.

Even though the lack of partial financing caused a technical default in fiscal 2003, the Company has consistently been in compliance with its financial performance covenants from that time through the end of this current quarter.  Additionally, no default in interest payments due under the credit facility has occurred.

Credit-Facility Debt at the Quarter-End
At August 27, 2003, the Company had a credit-facility balance of $91.6 million with its bank group (a syndicate of four banks).  In accordance with provisions of that credit facility, the Company paid the outstanding balance down by $13.1 million during the first three quarters of fiscal 2004, $11.1 million from net proceeds received from the sale of real and personal property and $2.0 million from investment reserves.  Of the $13.1 million, $1.5 million was paid in the third quarter.  Accordingly, at the end of the third quarter, the credit-facility balance was lowered to $78.5 million.  The interest rate was prime plus 4.0% at both May 5, 2004, and August 27, 2003.

As of May 5, 2004, $199.5 million of the Company's total book value, or 77.9% of its total assets, was pledged as collateral.  These pledged assets included the Company's owned real estate, improvements, equipment, and fixtures.

The Business Plan Facilitates Transition to Reduced Debt and New Financing
In addition to the Company's primary goal to successfully negotiate suitable replacement debt, management has also been concentrating on implementing its business plan.  With its focus on returning the Company to profitability, this plan was approved in March of fiscal 2003 and is still in effect.

As a complement to the profit objective, the plan calls for the closure of certain underperforming stores.  Through the end of the third quarter of fiscal 2004, 53 restaurants have been closed in accordance with the plan.  In turn, in the cases where the locations were owned, the proceeds from property sales were consistently used to pay down the line of credit.

During the initial development and ongoing execution of this plan, the Company actively communicated with the credit-facility bank group.  Thus, while the bank group monitored management's success at executing major provisions of its business plan, that group took no formal action to pursue its remedies as a result of the default.  Additional information concerning the current business plan is covered later in this section.

New Debt
JPMorgan Chase Bank has been a member of the Company's bank group since the inception of its original credit facility.  In mid-fiscal 2004, the Company engaged J. P. Morgan Securities Inc. to pursue alternatives for completely refinancing its existing bank debt.

After the end of the third quarter, in early June 2004 the Company successfully refinanced its original debt with two new instruments.  The first is a secured, three-year line of credit for $50 million.  Of the total line, only $36.3 million has been drawn in connection with the refinancing.  This instrument is being funded by a new set of independent lenders.  JPMorgan Chase Bank is the only lender from the prior bank group that is participating in the new line of credit.  Similar to the original credit facility, the new bank group that is funding this instrument is also a syndicate of four banks.

At any time throughout the term of the loan, the Company has the option to elect one of two bases of interest rates.  One interest rate option would be the greater of the federal funds effective rate plus 0.50% or prime increased by an applicable spread that ranges from 1.50% to 2.50%.  The other interest rate option would be LIBOR (London InterBank Offered Rate) increased by an applicable spread that ranges from 3.00% to 4.00%.  The applicable spread under each option is dependent upon certain measures of the Company's financial performance at the time of election.  Periodically, the Company will also pay a commitment fee on the unused portion of the line of credit.  Again, dependent upon the Company's performance, the rate will vary from 0.50% to 0.75%.

In addition to the new line of credit, the Company concurrently negotiated another secured, three-year term loan for $27.9 million.  The term loan is being funded by a third-party financial institution not related to any member of the bank group funding the new line of credit.

The interest rate under the term loan is LIBOR plus an applicable spread that ranges from its highest level of 7.50% at the loan's inception to the lowest level of 6.00%, which is effective when 75% of the loan's outstanding balance has been paid down.  No periodic principal payments are required; other than net proceeds from properties currently marked for sale, and any balance remaining at the loan's maturity must be paid in full.

After the end of the third quarter of 2004, $2.1 million in proceeds from property sales were used to reduce the Company's original bank debt.  To complete the refinancing, the Company used $15.4 million of its cash and short-term investments to satisfy the remainder of the original credit facility balance and pay refinancing costs on the new senior debt.  After the end of 2004's third quarter, as a result of the refinancing, the Company's new senior debt of $64.2 million was in good standing.  Pursuant to the terms of the Subordination and Intercreditor Agreement dated June 7, 2004, if the new senior debt were to be in default at some time in the future, Chris and Harris Pappas have a contractual right to purchase those loans.

Both the line of credit and the term loan allow for $11 million in annual capital expenditures.  Provided that the Company surpasses certain financial ratios, both agreements allow for additional spending.

Also see Note 8 that describes a new letter of credit for officer loans currently guaranteed by the Company.  Under the new letter of credit, if the notes are still in default on September 30, 2004, at any time thereafter, JPMorgan Chase Bank, the note holder, can make a draw on the new credit facility to pay down any portion of the unpaid officer loans, as well as any amount of accrued interest.  In that event, the Company will become the holder of the notes, record a receivable equal to the amount of unpaid principal and accrued interest, and evaluate its collection alternatives.

Other Information Concerning the Business Plan
In addition to the 53 restaurants that have already been closed in accordance with the current business plan, there are several remaining lease locations that management plans to cease operating.  These lease locations will close as soon as commercially feasible after negotiations with landlords or at the end of lease terms that expire in the near future.

There have been a few changes to the initial group of locations that were designated for closure under the current business plan.  Specifically, in the third quarter of fiscal 2004, one additional operating restaurant in Texarkana, Texas, was added to the initial group of stores to be closed.  In the first quarter of fiscal 2004, the Company's location in Nacogdoches, Texas, was closed; it was subsequently transferred to properties held for sale and adopted into the plan in the third quarter of fiscal 2004.  Also, there were a few property exchanges between the list of stores originally designated for closure and the list of locations identified as core operating units to remain open.  Those exchanges did not have a significant effect on the Company's financial results.

Initially, cash resources were reduced pursuant to the business plan, especially relative to lease settlements and termination costs.  Even so, the Company has been able to maintain adequate levels of cash reserves through its cash management strategy.

Through fiscal 2004, the Company expects to report net losses from discontinued operations, including charges for impairments, due to its decision to close the locations specified in the business plan.  Including all of fiscal 2003 through the third quarter of 2004, $38.0 million has been incurred within discontinued operations.  Of that amount, approximately $2.1 million was incurred in the third quarter of fiscal 2004, while $7.5 million was incurred in 2004 year-to-date.

The following summarizes discontinued operations through the third quarter of the 2003 and 2004 fiscal years:

	Quarter Ended		Three Quarters Ended
	May 5,	May 7,	May 5,	May 7,
	2004	2003	2004	2003

	(84 days)	(84 days)	(252 days)	(252 days)
	(In thousands)

Impairments	$(779)	$(15,942)	$(4,836)	$(15,942)
Gains	16	-	1,850	-

Net impairments	(763)	(15,942)	(2,986)	(15,942)
Other	(1,297)	(6,928)	(4,466)	(12,975)

Discontinued operations	$(2,060)	$(22,870)	$(7,452)	$(28,917)

Effect on EPS from net impairments - decrease (increase)	$(0.03)	$(0.71)	$(0.13)	$(0.71)

Effect on EPS from discontinued operations - decrease (increase)	$(0.09)	$(1.02)	$(0.33)	$(1.29)

Within discontinued operations, the Company offsets gains from applicable property disposals against total impairments as noted above.  The amounts in the table noted as Other actually include several items.  Those items include allocated interest, lease settlements, employment termination and shut-down costs, as well as operating losses through each restaurant's closing date and carrying costs until the locations are finally disposed of.  For the remainder of fiscal 2004, the Company expects more costs to be incurred; however, it also expects that these amounts will continue to be reduced by any property gains as actually realized.

Subordinated Notes
As mentioned earlier, in the fourth quarter of fiscal 2001, the Company's CEO, Christopher J. Pappas, and Harris J. Pappas, the Company's COO, formally loaned the Company a total of $10 million in exchange for convertible subordinated notes.  The notes, as formally executed, bore interest at LIBOR plus 2%, payable quarterly.

Since the fourth quarter of 2003, the subordinated notes were in default because of cross-default provisions that were tied to the Company's original credit facility. Subsequent to the third quarter of fiscal 2004, in conjunction with refinancing its senior debt, the subordinated notes were amended. The Company expects to pay the lenders all of the previously accrued interest that could not be paid while the senior debt was in default.  As a result of these developments, the Company's subordinated notes are no longer in default.

The original notes were convertible into the Company's common stock at $5.00 per share for 2.0 million shares.  This arrangement created a beneficial conversion feature recorded as a discount to debt with an offset to paid-in capital.  The Company has amortized the discount on the original notes through increased noncash charges to interest expense since its origination in fiscal 2001.  For accounting purposes, the modification of these notes requires the original beneficial conversion feature to be extinguished and the unamortized portion of the original discount to be accelerated; the net effect of which is not expected to be significant to the fourth quarter's financial results.

The interest on the modified seven-year notes is prime plus 5.00% for as long as the senior debt equals or exceeds $60 million.  When the senior debt is reduced below $60 million, interest will be prime plus 4.00%.  In either case, the rate cannot exceed 12.00% or the maximum legal rate.

As a result of the amended subordinated note agreements, at the earlier of June 7, 2005, a default under the senior debt, or a "change in control" as defined in the amended notes, the conversion price will lower to $3.10 per share for 3.2 million shares.  The per share market price of the Company's stock on the commitment date (as determined by the closing price on the New York Stock Exchange) was $5.63.  The difference between the market price and the lowest possible strike price of $3.10, or $2.53 per share, multiplied by the relative number of convertible shares equals approximately $8.2 million, which represents the new beneficial conversion feature.  Consistent with the original accounting treatment, this amount will be recorded as both a component of paid-in capital and a discount from the $10 million in subordinated notes.  The new note discount will be amortized as noncash interest expense over the term of the subordinated notes.  The annual effect of this amortization will be approximately $1.2 million.

The carrying value of the notes, net of the unamortized discount, at August 27, 2003, was approximately $7.0 million, while at May 5, 2004, it was approximately $8.7 million.   After the end of the third quarter of fiscal 2004, the carrying value of the amended subordinated notes, net of the discount, will initially be $1.8 million.

The Company has agreed to reserve shares held in treasury for issuance to the holders of the subordinated notes upon conversion of the debt.  The Company's treasury shares have also been reserved for two other purposes - the issuance of shares to Messrs. Pappas upon exercise of the option granted to them on March 9, 2001, and for shares issuable under the Company's nonemployee Director Phantom Stock Plan.  In accordance with an agreement between Messrs. Pappas and the Company dated June 7, 2004, Chris and Harris Pappas have agreed to limit their exercise of stock options to a number that will ensure the "net treasury shares available" are not exceeded.  Pursuant to the terms of that agreement, the Company indicated that it will use reasonable efforts to list on the New York Stock Exchange additional shares which would permit full exercise of those options.

Note 7.  Impairment of Long-Lived Assets and Store Closings / Discontinued Operations

The Company incurred the following charges to income from operations:

	Quarter Ended		Three Quarters Ended
	May 5,	May 7,	May 5,	May 7,
	2004	2003	2004	2003

	(84 days)	(84 days)	(252 days)	(252 days)
	(In thousands)

Provision for (reversal of) asset impairments and restaurant closings	$(569)	$1,390	$770	$1,364

EPS decrease (increase)	$(0.03)	$0.06	$0.03	$0.06

The comparative quarter's change of $2.0 million related to a decrease in impairments.  In fiscal 2003, the Company determined that there were certain operating lease locations that should be closed in the near future.  The leasehold improvements present in those locations, as well as other related assets, were primarily written off in accordance with the results of discounted cash flow models.  The impairments were partially offset by reductions in lease settlement accruals that were more favorable than originally anticipated.  Comparatively, the third quarter of fiscal 2004 principally includes an impairment reversal on the disposal of a property that was previously written down.

Relative to the year-to-date amounts, for 2003 the circumstances are the same as those for the quarter.  The amounts in 2004 also include reductions in property values that resulted from changes in market conditions.

Since the inception of the current business plan in fiscal 2003, the Company had closed 53 operating stores as of May 5, 2004.  The operating results of these locations have been reclassified and reported as discontinued operations for all periods presented as required by Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (FAS 144), adopted by the Company in the first quarter of fiscal 2003.  The following are the sales and pretax losses reported for all discontinued locations:

	Quarter Ended		Three Quarters Ended
	May 5,	May 7,	May 5,	May 7,
	2004	2003	2004	2003

	(84 days)	(84 days)	(252 days)	(252 days)
	(In thousands)
Sales	$129	$12,191	$3,056	$46,805
Pretax losses(a)	(2,060)	(22,870)	(7,452)	(28,917)

(a)

Due to the Company's current year-to-date loss position as explained in Note 4 above, its tax benefits for the quarters and years-to-date ended May 5, 2004, and May 7, 2003, were entirely offset by valuation allowances.  Accordingly, discontinued operations, net of taxes, as presented in the Consolidated Statements of Operations, equals the pretax loss amounts noted above.

See Note 6 for an analysis of charges under discontinued operations, including impairment charges.

During fiscal 2003, after the original designation of stores to be closed, two were removed from the list and replaced by two other locations.  Specifically, one in Bossier City, Louisiana, and one in Houston, Texas, were neutrally exchanged for one location in San Antonio, Texas, and one in Lufkin, Texas.  In the first quarter of fiscal 2004, a prior joint-venture seafood location was adopted into the plan.  Then in the second quarter of fiscal 2004, as previously noted, two additional locations - in Garland, Texas, and New Braunfels, Texas - were also adopted into the plan.  In the third quarter of fiscal 2004, Nacogdoches, Texas, and Texarkana, Texas, were adopted into the plan.

Pursuant to the business plan and expectations of its bank group, the Company has continued to apply the proceeds from the sale of closed restaurants to pay down its credit-facility debt.  Of the total paid down in the first three quarters of fiscal 2004, $9.5 million resulted from sales proceeds related to business plan assets.  Of the total amount noted on the balance sheet as of May 5, 2004, the Company also had 23 properties recorded at $22.3 million in property held for sale, which related to the business plan.  Management therefore estimated the total amount related to the current fiscal year and future business plan disposals was the combined amount of $31.8 million ($9.5 million and $22.3 million noted herein).

In accordance with EITF 87-24, "Allocation of Interest to Discontinued Operations," interest on debt that is required to be repaid as a result of a disposal transaction should be allocated to discontinued operations.  For the third quarter of fiscal 2004 and 2003, respectively, $409,000 and $672,000 was allocated to discontinued operations, while approximately $1.4 million and $1.9 million in interest expense was allocated to that category in the first three quarters of fiscal 2004 and 2003, respectively.  The basis of the allocation to discontinued operations was an application of the credit facility's historical effective interest rates to the portion of the estimated total debt that equals the amount related to current and future business plan disposals as explained in the previous paragraph.

Relative to the business plan, as the Company has formally settled lease terminations or has reached definitive agreements to terminate leases, the related charges have been recorded.  For the quarter and year-to-date ended May 5, 2004, no lease exit costs associated with the business plan met this criteria and, consequently, were not accrued as of that date.  Furthermore, the Company did not accrue future rental costs in instances where locations closed; however, management has the ability to sublease at amounts equal to or greater than the rental costs.

The Company does not accrue employee settlement costs; these charges are expensed as incurred.

Fiscal 2004 Property Held for Sale / Property Held for Future Use
At May 5, 2004, the Company had a total of 27 properties recorded at $24.2 million in property held for sale, including the 23 properties and $22.3 million mentioned in the previous section of this note.  Of the 27 total properties, four were undeveloped land sites related to prior disposal plans.  The Company is actively marketing the locations currently classified in property held for sale and will use the proceeds to pay down debt as those transactions are completed.

Before the end of the third quarter of fiscal 2004, one property in Dallas, Texas, formerly designated as a property held for sale was transferred to property held for future use as it is expected to be used in another capacity.  Accordingly, it has been recorded on the balance sheet under investments and other assets.  This category includes property held for future use, when such a location exists.  In the fourth quarter of fiscal 2004, the Company expects to reclassify the adjusted value of this location to property, plant, and equipment.

Reserve for Restaurant Closings
At May 5, 2004, and August 27, 2003, the Company had a reserve for restaurant closings of $500,000 and $1.7 million, respectively.  The reserve balances as of the end of both periods related to the 2001 asset disposal plan and were comprised of estimated lease settlement costs.  The settlement costs were accrued in accordance with EITF 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity," which was appropriate for disposal plans initiated before the Company's fiscal 2003 adoption of SFAS 146, "Accounting for Costs Associated with Exit or Disposal Activities."  Since the implementation of SFAS 146, lease settlement costs have been expensed as incurred.

Relative to the fiscal 2001 disposal plan, the following summarizes the amounts recognized as cash payments, including actual lease settlements, as well as other reductions.  Other reductions include certain accrual reversals for settlements that have been more favorable than originally expected and were recorded in discontinued operations after their eventual closure.

Reserve Balance (2001 Disposal Plan)
Lease Settlement Costs

(In thousands)

As of August 27, 2003	$1,663
Cash payments	(645)
Other reductions	(518)

As of May 5, 2004	$500

Note 8.  Commitments and Contingencies

Officer Loans
In fiscal 1999, the Company guaranteed loans of approximately $1.9 million relating to purchases of Luby's stock by various officers of the Company pursuant to the terms of a shareholder-approved plan.  Under the officer loan program, shares were purchased and funding was obtained by the participating officers from JPMorgan Chase Bank, one of the four members of the original bank group that participated in the Company's initial credit facility.  Per the original terms of the guaranteed loan agreements, these instruments only required annual interest to be paid by the individual debtors, with the entire principal balances due upon their respective original maturity dates, which occurred during the period from January through March of 2004.

For the first three quarters of fiscal 2004, principal balances in the amount of $569,000 were paid by certain individual note holders.  Accordingly, the combined principal balances of these notes were reduced from $1.6 million to $1.0 million from August 27, 2003, to May 5, 2004, respectively.

The underlying guarantee on these loans includes a cross-default provision.  The Company received notice in 2003 from JPMorgan Chase Bank that the default in the Company's credit facility led to a default in the officer loans.   On July 10, 2003, JPMorgan Chase Bank notified the Company that although it reserved all rights and remedies, it did not elect to pursue those rights and remedies in order to allow further discussions among the bank group.  This notice did not constitute a waiver.

As of the end of the third quarter of fiscal 2004, certain individual note holders have negotiated with JPMorgan Chase Bank for loan extensions that will mature during the first calendar quarter of 2005.  Accordingly, approximately $144,000 of the total loan balances are not overdue.

Since the development of the cross-default, the Company has been working constructively with JPMorgan Chase Bank to rectify the status of all officer loans.  Accordingly, related to the renegotiation of its senior debt, the Company developed an interim solution.  This solution is the issuance of a new letter of credit entered into on June 7, 2004, for approximately $1.2 million.  That amount is intended as an estimate to cover principal and cumulative accrued interest that may be due by the note holders as of September 30, 2004.  Any time after September 30, 2004, if the loans are still in default, JPMorgan Chase Bank can use the letter of credit to draw on the new credit facility to pay down any portion of the unpaid officer loans, as well as the accrued interest.  In that event, the Company will become holder of the notes, record the receivables, and evaluate its collection alternatives.

The purchased Company stock has been and can be used by borrowers to satisfy a portion of their loan obligation.  As of May 5, 2004, based on the market price on that day, approximately $253,000, or 24.2% of the note balances, could have been covered by stock, while approximately $792,000, or 75.8%, would have remained outstanding.

Off-Balance-Sheet Arrangements
The Company has no off-balance-sheet structured financing arrangements; however, under the terms of applicable SEC rules, the Company's obligation to repurchase the loans could be deemed a guarantee contract, which the SEC considers an off-balance-sheet arrangement.  If the Company is required to purchase the loans, it would have a maximum cash payout exposure of approximately $1.2 million.  The Company expects that the borrowers will fully repay the obligations.

Pending Claims
The Company is presently, and from time to time, subject to pending claims and lawsuits arising in the ordinary course of business.  In the opinion of management, the resolution of any pending legal proceedings will not have a material adverse effect on the Company's operations or consolidated financial position.

Surety Bonds and Secured Letters of Credit
At May 5, 2004, surety bonds in the amount of $6.0 million have been issued as security for the payment of workers' compensation insurance obligations.  On the balance sheet, the current portion of these obligations is included in accrued expenses and other liabilities, while the long-term portion is classified as accrued claims and insurance.  Additionally, as mentioned in Note 3 above, the Company has collateralized four letters of credit with $2.3 million in short-term investments to secure other insurance obligations.

Note 9.  Related Parties

Affiliate Services
The CEO and COO of the Company, Christopher J. Pappas and Harris J. Pappas, respectively, own two restaurant entities that may provide services to Luby's, Inc. as detailed in the Affiliate Services Agreement and the Master Sales Agreement.  Under the terms of the Affiliate Services Agreement, the Pappas entities may provide accounting, architectural, and general business services.  The total costs under the Affiliate Services Agreement for the first three quarters of fiscal 2004 were $1,000.  No costs were incurred relative to the Affiliate Services Agreement for the first three quarters of fiscal 2003.

Under the terms of the Master Sales Agreement, the Pappas entities may provide specialized (customized) equipment fabrication and basic equipment maintenance, including stainless steel stoves, shelving, rolling carts, and chef tables.  The total costs under the Master Sales Agreement of custom-fabricated and refurbished equipment for the first three quarters of fiscal 2004 and 2003 were approximately $76,000 and $174,000, respectively.

Operating Leases
In a separate contract from the Affiliate Services Agreement and the Master Sales Agreement, the Company entered into a three-year lease which commenced on June 1, 2001, and ends May 31, 2004.  The Company currently intends to renew this lease.  The leased property, referred to as the Houston Service Center, is used to accommodate the Company's own in-house repair and fabrication center.  The amount paid by the Company pursuant to the terms of this lease was approximately $61,000 and $59,000 for the first three quarters of fiscal 2004 and 2003, respectively.

From an unrelated third party, the Company previously leased a location used to house increased equipment inventories due to store closures under the business plan.  The Company considered it more prudent to lease this location rather than to pursue purchasing a storage facility, as its strategy is to focus its capital expenditures on its operating restaurants.  In a separate transaction, the third-party property owner sold the location to the Pappas entities during the fourth quarter of fiscal 2003, with the Pappas entities becoming the Company's landlord for that location effective August 1, 2003.  The storage site complements the Houston Service Center with approximately 27,000 square feet of warehouse space at an approximate monthly rate of $0.21 per square foot.  The amount paid by the Company pursuant to the terms of this lease was approximately $52,000 for the first three quarters of fiscal 2004.

In another separate contract, pursuant to the terms of a ground lease dated March 25, 1994, the Company paid rent to PHCG Investments for a Luby's restaurant the Company operated in Dallas, Texas, until that location was closed early in the third quarter of fiscal 2003.  Christopher J. Pappas and Harris J. Pappas are general partners of PHCG Investments.  Preceding the store's closure, the Company entered into a lease termination agreement with a third party unaffiliated with the Pappas entities.  That agreement severed the Company's interest in the PHCG property in exchange for a payment of cash to the Company.  The Company also obtained the right to remove fixtures and equipment from the premises, and it was released from any future obligations under the lease agreement.  The closing of the transaction was completed during the third quarter of fiscal 2003, resulting in a gain of $735,000, and the gross proceeds were used to pay down debt.  The amount paid by the Company pursuant to the terms of this lease before its termination was approximately $42,000 for the first three quarters of fiscal 2003.

Affiliated rents paid for the Houston Service Center, the separate storage facility, and the Dallas property leases combined represented 3.4% and 3.0% of total rents for continuing operations for the first three quarters of fiscal 2004 and 2003, respectively.

Late in the third quarter of fiscal 2004, Chris and Harris Pappas became limited partners with a combined 50% interest in a retail strip center in Houston, Texas.  One of the Company's restaurants has rented approximately 7% of the space in that center since July of 1969.  No changes were made to the Company's lease terms as a result of the new partnership.  Considering that the base monthly rent excluding common area maintenance and property taxes is $12,000, the impact of this recent affiliation through the third quarter of fiscal 2004 has been insignificant.

Subordinated Notes
As mentioned earlier, in the fourth quarter of fiscal 2001, the Company's CEO, Christopher J. Pappas, and Harris J. Pappas, the Company's COO, formally loaned the Company a total of $10 million in exchange for convertible subordinated notes.  The notes, as formally executed, bore interest at LIBOR plus 2%, payable quarterly.

Since the fourth quarter of 2003, the subordinated notes were in default because of cross-default provisions that were tied to the Company's original credit facility. Subsequent to the third quarter of fiscal 2004, in conjunction with refinancing its senior debt, the subordinated notes were amended. The Company expects to pay the lenders all of the previously accrued interest that could not be paid while the senior debt was in default.  As a result of these developments, the Company's subordinated notes are no longer in default.

The original notes were convertible into the Company's common stock at $5.00 per share for 2.0 million shares.  This arrangement created a beneficial conversion feature recorded as a discount to debt with an offset to paid-in capital.  The Company has amortized the discount on the original notes through increased noncash charges to interest expense since its origination in fiscal 2001.  For accounting purposes, the modification of these notes requires the original beneficial conversion feature to be extinguished and the unamortized portion of the original discount to be accelerated; the net effect of which is not expected to be significant to the fourth quarter's financial results.

The interest on the modified seven-year notes is prime plus 5.00% for as long as the senior debt equals or exceeds $60 million.  When the senior debt is reduced below $60 million, interest will be prime plus 4.00%.  In either case, the rate cannot exceed 12.00% or the maximum legal rate.

As a result of the amended subordinated note agreements, at the earlier of June 7, 2005, a default under the senior debt, or a "change in control" as defined in the amended notes, the conversion price will lower to $3.10 per share for 3.2 million shares.  The per share market price of the Company's stock on the commitment date (as determined by the closing price on the New York Stock Exchange) was $5.63.  The difference between the market price and the lowest possible strike price of $3.10, or $2.53 per share, multiplied by the relative number of convertible shares equals approximately $8.2 million, which represents the new beneficial conversion feature.  Consistent with the original accounting treatment, this amount will be recorded as both a component of paid-in capital and a discount from the $10 million in subordinated notes.  The new note discount will be amortized as noncash interest expense over the term of the subordinated notes.  The annual effect of this amortization will be approximately $1.2 million.

The carrying value of the notes, net of the unamortized discount, at August 27, 2003, was approximately $7.0 million, while at May 5, 2004, it was approximately $8.7 million.   After the end of the third quarter of fiscal 2004, the carrying value of the amended subordinated notes, net of the discount, will initially be $1.8 million.

The Company has agreed to reserve shares held in treasury for issuance to the holders of the subordinated notes upon conversion of the debt.  The Company's treasury shares have also been reserved for two other purposes - the issuance of shares to Messrs. Pappas upon exercise of the option granted to them on March 9, 2001, and for shares issuable under the Company's nonemployee Director Phantom Stock Plan.  In accordance with an agreement between Messrs. Pappas and the Company dated June 7, 2004, Chris and Harris Pappas have agreed to limit their exercise of stock options to a number that will ensure the "net treasury shares available" are not exceeded.  Pursuant to the terms of that agreement, the Company indicated that it will use reasonable efforts to list on the New York Stock Exchange additional shares which would permit full exercise of those options.

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

Under the terms of the amended Purchase Agreement dated June 7, 2004, the right to nominate directors for election was modified to provide that Messrs. Pappas may continue to nominate persons for election to the board which, if such nominees are elected, would result in Messrs. Pappas having nominated three of the then-serving directors of the Company.  Messrs. Pappas retain their right for so long as either they or both are executive officers of the Company or continue to hold the subordinated notes described previously.

Key Management Personnel
As of June 2004, new two-year employment contracts have been finalized for Christopher J. Pappas and Harris J. Pappas.

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

The following table illustrates the effect on net income (loss) and earnings (loss) per share if the Company had converted to the fair-value method of expensing stock options, as alternatively allowed under FAS 123:

	Quarter Ended		Three Quarters Ended
	May 5,	May 7,	May 5,	May 7,
	2004	2003	2004	2003

	(84 days)	(84 days)	(252 days)	(252 days)
	(In thousands)
Net income (loss), as reported	$381	$(24,990)	$(9,127)	$(31,496)
Add: Stock-based employee compensation expense included in reported net income (loss), net of related tax effects(a)	91	302	679	907
Deduct: Total stock-based employee compensation expense determined under fair-value based method for all awards, net of related tax effects(a)	(185)	(474)	(1,037)	(2,390)

Pro forma net income (loss)	$287	$(25,162)	$(9,485)	$(32,979)

Earnings per share:
Basic - as reported(b)	$0.02	$(1.11)	$(0.41)	$(1.40)

Basic - pro forma(b)	$0.01	$(1.12)	$(0.42)	$(1.47)

Assuming dilution - as reported(b)	$0.02	$(1.11)	$(0.41)	$(1.40)

Assuming dilution - pro forma(b)	$0.01	$(1.12)	$(0.42)	$(1.47)

(a)	Income taxes have been offset by a valuation allowance. See Note 4 of Notes to Consolidated Financial Statements.

(b)

In loss periods, earnings per share assuming dilution equals basic earnings per share since potentially dilutive securities are antidilutive.  For the quarter ended May 5, 2004, the effect of the dilution on earnings per share was not significant enough to have an effect on the calculation.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results
               of Operations

Management's discussion and analysis of financial condition and results of operations should be read in conjunction with the consolidated financial statements and footnotes for the first three quarters ended May 5, 2004, and the audited financial statements filed on Form 10-K/A for the fiscal year ended August 27, 2003.

Overview
As of June 7, 2004, the Company operated 139 restaurants under the name "Luby's."  These establishments are located in close proximity to retail centers, business developments, and residential areas throughout six states (two in Arizona, two in Arkansas, two in Louisiana, three in Oklahoma, one in Tennessee, and 129 in Texas).  Of the 139 restaurants, 96 are at locations owned by the Company and 43 are on leased premises.  From the standpoint of the Company's operational concepts, two of the restaurants primarily serve seafood, one is a steak buffet, four are full-time buffets, 16 are cafeteria-style restaurants with all-you-can-eat options, and 116 are traditional cafeterias.

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

Same-Store Sales
For the quarter, as well as the year-to-date comparative periods presented, the Company's same-store sales calculation measures the relative performance of a certain group of restaurants.  Specifically, to qualify for inclusion in this group, by the end of the quarter a store must have been in operation for 18 consecutive accounting periods.  Although management believes this approach leads to more effective year-over-year comparisons, neither the time frame nor the exact practice may be similar to those used by other restaurant companies.

RESULTS OF OPERATIONS

Quarter ended May 5, 2004, compared to the quarter ended May 7, 2003
Sales increased $2.9 million, or 4.0%, in the third quarter of fiscal 2004 compared to the same quarter of fiscal 2003.  This increase was primarily due to a 4.8% improvement in same-store sales that partially related to a change in the Company's merchandising strategy from all-you-can-eat entrée offerings last year to more bundled meal offerings this fiscal year.  Also, there was an increase this year in the Company's sales during the Lenten season due to effective advertising and improved operational execution.  This increase was partially offset by a decrease of $508,000 due to store closures.  This related to restaurants that were not included in the business plan and therefore not included in discontinued operations, as well as stores not yet open long enough to be included in the Company's same-store sales calculation.

The cost of food decreased as a percentage of sales from 27.4% to 26.7% in the current quarter compared to the same period last year.  Increases in the Company's commodity food pricing, specifically related to the beef and dairy markets, have been mitigated by combination meals with attractive and more cost-effective price points.  Additionally, targeted cost control programs, in combination with improved execution at each location, have allowed the Company to reduce its food costs.

Payroll and related costs decreased as a percentage of sales from 28.1% to 26.5%.  The decrease was due primarily to lower workers' compensation costs associated with the Company's in-house claims management program.  Additionally, the Company's continued operational focus on labor efficiencies contributed to the decrease.

Occupancy and other operating expenses increased $1.2 million, or 5.3%.  Several factors contributed to this fluctuation.  Utility costs increased principally due to increased gas commodity prices.  Property/employee insurance increased primarily due to premium increases.  Advertising costs increased due to the new media campaign.  These increases were partially offset by a decrease in property taxes due to applicable restaurant closures and related property sales as well as a decrease in net repairs and maintenance.

Depreciation and amortization expense decreased $184,000, or 4.5%, due to fewer depreciable properties resulting from impairments and property sales.

General and administrative expenses decreased $1.9 million, or 30.3%.  Several factors contributed to this decrease.  Salaries decreased principally due to fewer regional management positions.  Additional factors contributing to the decrease were lower professional costs due to a cost segregation study completed in the prior year and lower consulting fees due to expenses related to the debt refinancing also incurred in the prior year.

The provision for asset impairments and restaurant closings decreased by $2.0 million primarily due to a gain realized on the sale of a property which had been previously impaired coupled with significant impairment charges incurred in the prior year.

Interest expense increased $434,000, or 26.7%, due primarily to an increase in the amortization of the discount on the subordinated debt coupled with an increase in the effective interest rate on outstanding debt.  These were partially offset by the effect of a lower debt balance.

Other income decreased by $760,000 primarily due to a gain on the sale of assets recognized in the prior year, which reflected the sale of a previously closed store.  This gain related to a property not included in stores designated for closure under the business plan.

No income tax benefit was recorded in the current quarter or prior year because the realization of loss carryforward utilization is uncertain.  (See Note 4 of the Notes to Consolidated Financial Statements.)

The loss from discontinued operations decreased by $20.8 million principally due to numerous impairment charges incurred in the prior year on various locations which were closed as a part of the Company's business plan.  The gains and loss impairments recorded in this category relate to properties closed and ultimately disposed of after the Company's implementation of FAS 144.

Relative to prior closure plans, the Company had a reserve for restaurant closings of approximately $500,000 and $1.7 million at May 5, 2004, and August 27, 2003, respectively.  The reserve balances as of both period-ends related to the 2001 asset disposal plan and were comprised entirely of estimated lease settlement costs.  The year-to-date decline related primarily to $645,000 in lease settlement and other exit costs while the remainder related to accrual reductions where lease settlements were more favorable than expected.  These accrual reductions were recorded in discontinued operations.  Excluding these amounts, all material cash outlays required for the store closings originally planned as of August 31, 2001, have been made.

Three quarters ended May 5, 2004, compared to the three quarters ended May 7, 2003
Sales increased $211,000, or 0.1%, for the first three quarters of fiscal 2004 compared to the first three quarters of fiscal 2003.  This increase was primarily due to a $2.9 million, or 1.4%, increase in same-store sales.  Also contributing to the increase was the positive impact of opening one restaurant in fiscal 2003, which accounted for $225,000 in sales.  This new store has not yet been open for 18 consecutive accounting periods and therefore is not included in the same-store sales calculation.  These increases were offset by $2.9 million relating to the closure of six restaurants since August 28, 2002, which were not a part of the business plan.

The cost of food decreased as a percentage of sales from 27.7% to 26.9% for the first three quarters of fiscal 2004 in comparison with the same period last year due to more focus on cost control.  Increases in the Company's commodity food pricing, specifically related to the beef and dairy markets, have been mitigated by combination meals with attractive and more cost-effective price points.  Additionally, targeted cost control programs, in combination with improved execution at each location, have allowed the Company to reduce its food costs.

Payroll and related costs decreased as a percentage of sales from 28.9% to 27.4%.  The decrease was due primarily to the Company's continued operational focus on labor efficiencies.  Overall, improved labor deployments and efficiencies resulting from various Company initiatives to reduce labor costs have continued to show significant positive results.

Occupancy and other operating expenses increased $1.6 million, or 2.4%.  Several factors contributed to this fluctuation.  Advertising costs increased due to new media campaigns.  Utility costs increased principally due to increased gas commodity prices.  Property/employee insurance increased primarily due to premium increases.  These increases were partially offset by decreases in property taxes and credit card costs.  Property taxes decreased due to the numerous store closures and related property sales, while the decline in credit card costs primarily related to these circumstances as well as to various supplier rebates.

Depreciation and amortization expense decreased $475,000, or 3.9%, due to fewer depreciable properties resulting from impairments and property sales.

General and administrative expenses decreased $2.8 million, or 16.8%.  Several factors contributed to this decrease.  Salaries decreased principally due to fewer regional management positions.  Travel and moving costs decreased as a result of the business plan since less expenditures are required with fewer stores.  Also contributing to the decrease were lower professional costs due to a cost segregation study completed in the prior year.  These decreases were partially offset by an increase in consulting fees, which rose principally due to expenses incurred related to the debt refinancing.

The provision for asset impairments and restaurant closings decreased by $594,000 primarily due to a gain realized on the sale of a property which had been previously impaired coupled with significant impairment charges incurred in the prior year.

Interest expense increased $1.9 million, or 40.5%, primarily due to accelerated amortization on the subordinated debt discount, coupled with an increase in the effective interest rate on outstanding debt.  These were partially offset by the effect of a lower debt balance.

Other income decreased by $4.6 million primarily due to gains on the sales of assets recognized in the prior year, which reflected the sale of five previously closed stores.  These gains were partially offset by a loan commitment fee expensed in fiscal 2003.

No income tax benefit was recorded in the first three quarters of fiscal 2004 or fiscal 2003 because the realization of loss carryforward utilization is uncertain.

The loss from discontinued operations decreased by $21.5 million principally due to numerous impairment charges incurred in the prior year on various locations which were closed as a part of the Company's business plan.

EBITDA

The Company's operating performance is evaluated using several measures.  One of those measures, EBITDA, is derived from the Income (Loss) From Operations GAAP measurement.  EBITDA has historically been used by the Company's credit-facility lenders to measure compliance with certain financial debt covenants. The Company's original credit-facility debt agreement defined EBITDA as the sum of operating income, plus nonrecurring, noncash charges which decrease operating income, plus depreciation and amortization, minus nonrecurring credits which are included in operating income.  The agreement further specified that EBITDA shall exclude the noncash portion of the CEO's and the COO's stock option compensation, cost of stock options with employees, accounting requirements for future store closings required by GAAP, and costs of closing a store location.

Compared to the results from the prior year, for the third quarter of fiscal 2004, EBITDA increased $3.4 million, while for the first three quarters, it increased $6.0 million due to the various applicable reasons noted in the Results of Operations section above.

	Quarter Ended		Three Quarters Ended
	May 5,	May 7,	May 5,	May 7,
	2004	2003	2004	2003

	(84 days)	(84 days)	(252 days)	(252 days)
Income (loss) from operations	$4,292	$(1,463)	$4,060	$(3,251)
Less excluded items:
Provision for (reversal of) asset impairments and restaurant closings	(569)	1,390	770	1,364
Depreciation and amortization	3,876	4,060	11,764	12,239
Noncash executive compensation expense	91	302	679	907

EBITDA	$7,690	$4,289	$17,273	$11,259

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

LIQUIDITY AND CAPITAL RESOURCES

Cash, Short-Term Investments, and Working Capital
The Company manages its cash and short-term investments jointly in order to internally fund operating needs.  The Company's combined cash and short-term investments balance declined from $21.4 million as of August 27, 2003, to $20.2 million as of May 5, 2004.  The decline is attributed to a $2.0 million debt paydown in the second quarter of fiscal 2004 offset by cash from operating activities after internally funding the fiscal year-to-date purchases of property, plant, and equipment.

After taking into account the current classification of its original senior and subordinated debt, the Company had a working capital deficit of $89.6 million as of May 5, 2004, compared to $103.3 million as of August 27, 2003.  The deficit decrease was primarily attributable to paydowns on the Company's senior credit facility net of capital expenditures and other operating costs.  Excluding the credit-facility balance and subordinated notes, which were no longer in default after the end of the current quarter as explained in the following Debt section, the Company's working capital deficit decreased $2.4 million.  The decrease in the deficit was primarily attributable to reduced accruals related to closed stores and properties sold.  This improvement was partially offset by the decrease in cash and short-term investments mentioned above.

The Company's primary focus is on improving continuing operations and executing the provisions of its business plan, In its efforts to achieve those goals, it does not expect to exceed the level of capital expenditures permitted under the new financing arrangements.  See Debt section below.

Previous Debt
During the mid-1990's, the Company entered into a revolving line of credit with a group of four banks.  The line was primarily used for financing long-term objectives, including capital acquisitions and a stock repurchase program.  These large demands of cash contributed to the capacity under that credit facility being fully exhausted in fiscal 2001.

Since that time, existing management has financed the Company's capital acquisitions and working capital needs through careful cash management and the provision of an additional $10 million in subordinate financing from the Company's CEO and the COO.  The additional subordinate financing was funded toward the end of fiscal 2001.  Although no further borrowings were allowed under the credit facility, the bank group subsequently authorized an extension of the its maturity date through April of 2003.

In fiscal 2003, well before the scheduled maturity date of the line of credit, management began working on a partial refinancing arrangement with an alternate lender.  Early in the second quarter of that year, those efforts led to the Company executing a commitment letter with a third-party financial institution to refinance $80 million of the credit facility.  In response to that commitment, the bank group provided a waiver and amendment that stipulated the new $80 million financing be completed and funded by January 31, 2003.  The Company, however, chose not to finalize that financing arrangement because of changes in the proposed agreement terms that the Company believed were not in its best interest.  The inability to fund the $80 million by January 31, 2003, led to a default under the line of credit.

Even though the lack of partial financing caused a technical default in fiscal 2003, the Company has consistently been in compliance with its financial performance covenants from that time through the end of this current quarter.  Additionally, no default in interest payments due under the credit facility has occurred.

Credit-Facility Debt at the Quarter-End
At August 27, 2003, the Company had a credit-facility balance of $91.6 million with its bank group (a syndicate of four banks).  In accordance with provisions of that credit facility, the Company paid the outstanding balance down by $13.1 million during the first three quarters of fiscal 2004, $11.1 million from net proceeds received from the sale of real and personal property and $2.0 million from investment reserves.  Of the $13.1 million, $1.5 million was paid in the third quarter.  Accordingly, at the end of the third quarter, the credit-facility balance was lowered to $78.5 million.  The interest rate was prime plus 4.0% at both May 5, 2004, and August 27, 2003.

As of May 5, 2004, $199.5 million of the Company's total book value, or 77.9% of its total assets, was pledged as collateral.  These pledged assets included the Company's owned real estate, improvements, equipment, and fixtures.

The Business Plan Facilitates Transition to Reduced Debt and New Financing
In addition to the Company's primary goal to successfully negotiate suitable replacement debt, management has also been concentrating on implementing its business plan.  With its focus on returning the Company to profitability, this plan was approved in March of fiscal 2003 and is still in effect.

As a complement to the profit objective, the plan calls for the closure of certain underperforming stores.  Through the end of the third quarter of fiscal 2004, 53 restaurants have been closed in accordance with the plan.  In turn, in the cases where the locations were owned, the proceeds from property sales were consistently used to pay down the line of credit.

During the initial development and ongoing execution of this plan, the Company actively communicated with the credit-facility bank group.  Thus, while the bank group monitored management's success at executing major provisions of its business plan, that group took no formal action to pursue its remedies as a result of the default.  Additional information concerning the current business plan is covered later in this section.

New Debt
After the end of the third quarter, in early June 2004 the Company successfully refinanced its original debt with two new instruments.  The first is a secured, three-year line of credit for $50 million.  Of the total line, only $36.3 million has been drawn in connection with the refinancing.  This instrument is being funded by a new set of independent lenders.  JPMorgan Chase Bank is the only lender from the prior bank group that is participating in the new line of credit.  Similar to the original credit facility, the new bank group that is funding this instrument is also a syndicate of four banks.

At any time throughout the term of the loan, the Company has the option to elect one of two bases of interest rates.  One interest rate option would be the greater of the federal funds effective rate plus 0.50% or prime increased by an applicable spread that ranges from 1.50% to 2.50%.  The other interest rate option would be LIBOR (London InterBank Offered Rate) increased by an applicable spread that ranges from 3.00% to 4.00%.  The applicable spread under each option is dependent upon certain measures of the Company's financial performance at the time of election.  Periodically, the Company will also pay a commitment fee on the unused portion of the line of credit.  Again, dependent upon the Company's performance, the rate will vary from 0.50% to 0.75%.

In addition to the new line of credit, the Company concurrently negotiated another secured, three-year term loan for $27.9 million.  The term loan is being funded by a third-party financial institution not related to any member of the bank group funding the new line of credit.

The interest rate under the term loan is LIBOR plus an applicable spread that ranges from its highest level of 7.50% at the loan's inception to the lowest level of 6.00%, which is effective when 75% of the loan's outstanding balance has been paid down.  No periodic principal payments are required; other than net proceeds from properties currently marked for sale, and any balance remaining at the loan's maturity must be paid in full.

After the end of the third quarter of 2004, $2.1 million in proceeds from property sales were used to reduce the Company's original bank debt.  To complete the refinancing, the Company used $15.4 million of its cash and short-term investments to satisfy the remainder of the original credit facility balance and pay refinancing costs on the new senior debt.  After the end of 2004's third quarter, as a result of the refinancing, the Company's new senior debt of $64.2 million was in good standing.  Pursuant to the terms of the Subordination and Intercreditor Agreement dated June 7, 2004, if the new senior debt were to be in default at some time in the future, Chris and Harris Pappas have a contractual right to purchase those loans.

Both the line of credit and the term loan allow for $11 million in annual capital expenditures.  Provided that the Company surpasses certain financial ratios, both agreements allow for additional spending.

Both the new credit facility and the term loan contain financial performance covenants, provisions limiting the use of the Company's cash, and descriptions of certain events of default that could be triggered by changes in the Company's relationship with its CEO and its COO.  As the focus continues toward further strengthening operational and financial performance, management believes that the two new instruments will provide the proper level of financing to improve its liquidity.  Additionally, the Company expects to be able to maintain compliance with the specific requirements of each agreement.

Also see the Commitments and Contingencies section of Management's Discussion and Analysis that describes a new letter of credit for officer loans currently guaranteed by the Company.  Under the new letter of credit, if the notes are still in default on September 30, 2004, at any time thereafter, JPMorgan Chase Bank, the note holder, can make a draw on the new credit facility to pay down any portion of the unpaid officer loans, as well as any amount of accrued interest.  In that event, the Company will become the holder of the notes, record a receivable equal to the amount of unpaid principal and accrued interest, and evaluate its collection alternatives.

The following summarizes discontinued operations through the third quarter of the 2003 and 2004 fiscal years:

	Quarter Ended		Three Quarters Ended
	May 5,	May 7,	May 5,	May 7,
	2004	2003	2004	2003

	(84 days)	(84 days)	(252 days)	(252 days)
	(In thousands)

Impairments	$(779)	$(15,942)	$(4,836)	$(15,942)
Gains	16	-	1,850	-

Net impairments	(763)	(15,942)	(2,986)	(15,942)
Other	(1,297)	(6,928)	(4,466)	(12,975)

Discontinued operations	$(2,060)	$(22,870)	$(7,452)	$(28,917)

Effect on EPS from net impairments - decrease (increase)	$(0.03)	$(0.71)	$(0.13)	$(0.71)

Effect on EPS from discontinued operations - decrease (increase)	$(0.09)	$(1.02)	$(0.33)	$(1.29)

Within discontinued operations, the Company offsets gains from applicable property disposals against total impairments as noted above.  The amounts in the table noted as Other actually include several items.  Those items include allocated interest, lease settlements, employment termination and shut-down costs, as well as operating losses through each restaurant's closing date and carrying costs until the locations are finally disposed of.  For the remainder of fiscal 2004, the Company expects more costs to be incurred; however, it also expects that these amounts will continue to be reduced by any property gains as actually realized.

Subordinated Notes

As mentioned earlier, in the fourth quarter of fiscal 2001, the Company's CEO, Christopher J. Pappas, and Harris J. Pappas, the Company's COO, formally loaned the Company a total of $10 million in exchange for convertible subordinated notes.  The notes, as formally executed, bore interest at LIBOR plus 2%, payable quarterly.

Since the fourth quarter of 2003, the subordinated notes were in default because of cross-default provisions that were tied to the Company's original credit facility. Subsequent to the third quarter of fiscal 2004, in conjunction with refinancing its senior debt, the subordinated notes were amended. The Company expects to pay the lenders all of the previously accrued interest that could not be paid while the senior debt was in default.  As a result of these developments, the Company's subordinated notes are no longer in default.

The original notes were convertible into the Company's common stock at $5.00 per share for 2.0 million shares.  This arrangement created a beneficial conversion feature recorded as a discount to debt with an offset to paid-in capital.  The Company has amortized the discount on the original notes through increased noncash charges to interest expense since its origination in fiscal 2001.  For accounting purposes, the modification of these notes requires the original beneficial conversion feature to be extinguished and the unamortized portion of the original discount to be accelerated; the net effect of which is not expected to be significant to the fourth quarter's financial results.

The interest on the modified seven-year notes is prime plus 5.00% for as long as the senior debt equals or exceeds $60 million.  When the senior debt is reduced below $60 million, interest will be prime plus 4.00%.  In either case, the rate cannot exceed 12.00% or the maximum legal rate.

As a result of the amended subordinated note agreements, at the earlier of June 7, 2005, a default under the senior debt, or a "change in control" as defined in the amended notes, the conversion price will lower to $3.10 per share for 3.2 million shares.  The per share market price of the Company's stock on the commitment date (as determined by the closing price on the New York Stock Exchange) was $5.63.  The difference between the market price and the lowest possible strike price of $3.10, or $2.53 per share, multiplied by the relative number of convertible shares equals approximately $8.2 million, which represents the new beneficial conversion feature.  Consistent with the original accounting treatment, this amount will be recorded as both a component of paid-in capital and a discount from the $10 million in subordinated notes.  The new note discount will be amortized as noncash interest expense over the term of the subordinated notes.  The annual effect of this amortization will be approximately $1.2 million.

The carrying value of the notes, net of the unamortized discount, at August 27, 2003, was approximately $7.0 million, while at May 5, 2004, it was approximately $8.7 million.   After the end of the third quarter of fiscal 2004, the carrying value of the amended subordinated notes, net of the discount, will initially be $1.8 million.

The Company has agreed to reserve shares held in treasury for issuance to the holders of the subordinated notes upon conversion of the debt.  The Company's treasury shares have also been reserved for two other purposes - the issuance of shares to Messrs. Pappas upon exercise of the option granted to them on March 9, 2001, and for shares issuable under the Company's nonemployee Director Phantom Stock Plan.  In accordance with an agreement between Messrs. Pappas and the Company dated June 7, 2004, Chris and Harris Pappas have agreed to limit their exercise of stock options to a number that will ensure the "net treasury shares available" are not exceeded.  Pursuant to the terms of that agreement, the Company indicated that it will use reasonable efforts to list on the New York Stock Exchange additional shares which would permit full exercise of those options.

COMMITMENTS AND CONTINGENCIES

Officer Loans
In fiscal 1999, the Company guaranteed loans of approximately $1.9 million relating to purchases of Luby's stock by various officers of the Company pursuant to the terms of a shareholder-approved plan.  Under the officer loan program, shares were purchased and funding was obtained by the participating officers from JPMorgan Chase Bank, one of the four members of the original bank group that participates in the Company's credit facility.  Per the original terms of the guaranteed loan agreements, these instruments only required annual interest to be paid by the individual debtors, with the entire principal balances due upon their respective original maturity dates, which occurred during the period from January through March of 2004.

For the first three quarters of fiscal 2004, principal balances in the amount of $569,000 were paid by certain individual note holders.  Accordingly, the combined principal balances of these notes were reduced from $1.6 million to $1.0 million from August 27, 2003, to May 5, 2004, respectively.

The underlying guarantee on these loans includes a cross-default provision.  The Company received notice in 2003 from JPMorgan Chase Bank that the default in the Company's credit facility led to a default in the officer loans.   On July 10, 2003, JPMorgan Chase Bank notified the Company that although it reserved all rights and remedies, it did not elect to pursue those rights and remedies in order to allow further discussions among the bank group.  This notice did not constitute a waiver.

As of the end of the third quarter of fiscal 2004, certain individual note holders have negotiated with JPMorgan Chase Bank for loan extensions that will mature during the first calendar quarter of 2005.  Accordingly, approximately $144,000 of the total loan balances are not overdue.

Since the development of the cross-default, the Company has been working constructively with JPMorgan Chase Bank to rectify the status of all officer loans.  Accordingly, related to the renegotiation of its senior debt, the Company developed an interim solution.  This solution is the issuance of a new letter of credit entered into on June 7, 2004 for approximately $1.2 million.  That amount is intended as an estimate to cover principal and cumulative accrued interest that may be due by the note holders as of September 30, 2004.  Any time after September 30, 2004, if the loans are still in default, JPMorgan Chase Bank can use the letter of credit to draw on the new credit facility to pay down any portion of the unpaid officer loans, as well as the accrued interest.  In that event, the Company will become holder of the notes, record the receivables, and evaluate its collection alternatives.

The purchased Company stock has been and can be used by borrowers to satisfy a portion of their loan obligation.  As of May 5, 2004, based on the market price on that day, approximately $253,000, or 24.2% of the note balances, could have been covered by stock, while approximately $792,000, or 75.8%, would have remained outstanding.

Off-Balance-Sheet Arrangements
The Company has no off-balance-sheet structured financing arrangements; however, under the terms of applicable SEC rules, the Company's obligation to repurchase the loans could be deemed a guarantee contract, which the SEC considers an off-balance-sheet arrangement.  If the Company is required to purchase the loans, it would have a maximum cash payout exposure of approximately $1.2 million.  The Company expects that the borrowers will fully repay the obligations.

AFFILIATIONS AND RELATED PARTIES

Affiliations
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

As part of the affiliation with the Pappas entities, the Company leases a facility, the Houston Service Center, in which Luby's has installed a centralized restaurant service center to support field operations.  The building at this location has 22,253 square feet of warehouse space and 5,664 square feet of office space.  It is leased from the Pappas entities by the Company at an approximate monthly rate of $0.24 per square foot.  From this center, Luby's repair and service teams are dispatched to the Company's restaurants when facility or equipment maintenance and servicing are needed.  The facility is also used for repair and storage of new and used equipment.  The amount paid by the Company pursuant to the terms of this lease was approximately $61,000 and $59,000 for the first three quarters of fiscal 2004 and 2003, respectively.

The Company previously leased a location from an unrelated third party.  That location is used to house increased equipment inventories due to store closures under the business plan.  The Company considered it more prudent to lease this location rather than to pursue purchasing a storage facility, as its strategy is to focus its capital expenditures on its operating restaurants.  In a separate transaction, the third-party property owner sold the location to the Pappas entities during the fourth quarter of fiscal 2003, with the Pappas entities becoming the Company's landlord for that location effective August 1, 2003.  The storage site complements the Houston Service Center with approximately 27,000 square feet of warehouse space at an approximate monthly rate of $0.21 per square foot.  The amount paid by the Company pursuant to the terms of this lease was approximately $52,000 for the first three quarters of fiscal 2004.

In another separate contract, pursuant to the terms of a ground lease dated March 25, 1994, the Company paid rent to PHCG Investments for a Luby's restaurant the Company operated in Dallas, Texas, until that location was closed early in the third quarter of fiscal 2003.  Christopher J. Pappas and Harris J. Pappas are general partners of PHCG Investments.  Preceding the store's closure, the Company entered into a lease termination agreement with a third party unaffiliated with the Pappas entities.  That agreement severed the Company's interest in the PHCG property in exchange for a payment of cash to the Company.  The Company also obtained the right to remove fixtures and equipment from the premises, and it was released from any future obligations under the lease agreement.  The closing of the transaction was completed during the third quarter of fiscal 2003, resulting in a gain of $735,000, and the gross proceeds were used to pay down debt.  The amount paid by the Company pursuant to the terms of this lease before its termination was approximately $42,000 for the first three quarters of fiscal 2003.

Affiliated rents paid for the Houston Service Center, the separate storage facility, and the Dallas property leases combined represented 3.4% and 3.0% of total rents for continuing operations for the first three quarters of fiscal 2004 and 2003, respectively.

Late in the third quarter of fiscal 2004, Chris and Harris Pappas became limited partners with a combined 50% interest in a retail strip center in Houston, Texas.  One of the Company's restaurants has rented approximately 7% of the space in that center since July of 1969.  No changes were made to the Company's lease terms as a result of the new partnership.  Considering that the base monthly rent excluding common area maintenance and property taxes is $12,000, the impact of this recent affiliation through the third quarter of fiscal 2004 has been insignificant.

The following compares current and prior fiscal year-to-date charges incurred under the Master Sales Agreement, the Affiliate Services Agreement, and affiliated property leases to the Company's total capital expenditures, as well as relative general and administrative expenses and occupancy and other operating expenses included in continuing operations:

Three Quarters Ended
May 5, 2004		May 7, 2003

(252 days)		(252 days)
(In thousands)
AFFILIATED COSTS INCURRED:
General and administrative expenses - professional and other costs	$1	$-
Capital expenditures - custom-fabricated and refurbished equipment	76	174
Occupancy and other operating expenses, including property leases	115	109

Total	$192	$283

RELATIVE TOTAL COMPANY COSTS:
General and administrative expenses	$14,047	$16,893
Capital expenditures	4,291	7,377
Occupancy and other operating expenses	66,874	65,303

Total	$85,212	$89,573

AFFILIATED COSTS INCURRED AS A PERCENTAGE OF RELATIVE TOTAL COMPANY COSTS:
Three Quarters to Date	0.23%	0.32%

Inception to Date	0.23%

Related Parties
In June of 2004, new two-year employment contracts have been finalized for Chris and Harris Pappas.  As each has over the past three years, they will both continue to devote their primary time and business efforts to Luby's, while maintaining their roles at Pappas Restaurants, Inc.

TRENDS AND UNCERTAINTIES

Same-Store Sales
The restaurant business is highly competitive with respect to food quality, concept, location, price, and service, all of which may have an effect on same-store sales.  The following shows the same-store sales change for comparative historical quarters:

2004			2003				2002

Q3	Q2	Q1	Q4	Q3	Q2	Q1	Q4	Q3	Q2	Q1

4.8%	1.3%	(2.2)%	(2.4)%	(3.2)%	(0.6)%	(5.1)%	(13.0)%	(13.2)%	(8.6)%	(2.7)%

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

In fiscal 2004, the Company chose a strategy based on offering bundled combination meals in lieu of all-you-can-eat promotions offered in the prior year.  The strategic change began to show positive results in the second and third quarters.  Additionally, the Company's holiday promotions, which included a focus on Thanksgiving and Christmas in the second quarter and an emphasis on the entire Lenten season in the third quarter, were critical in positively improving the Company's same-store sales performance.

The Company is constantly seeking additional opportunities to lower costs and increase sales.  Notwithstanding the positive results of the most recent two quarters, consistent future declines in same-store sales could cause a reduction in operating cash flow.   Considering that the prior defaults on the Company's original credit facility were eliminated after the current quarter's end with new alternate financing as described previously, significant problems with the new instruments are not currently anticipated.  If, however, severe declines in cash flows were to develop in the future, the new financing agreements could be negatively affected.  As a possible result, the lenders may choose to accelerate the maturity of any outstanding obligation, pursue foreclosure on assets pledged as collateral, and terminate their agreement.

Existing Programs
In addition to the initiatives referred to in other sections of this report, listed below are a number of programs the Company has been concentrating on that are intended to focus on improving same-store sales, while prudently managing costs and increasing overall profitability:

-	Food excellence;
-	Service excellence;
-	Labor efficiency and cost control;
-	Continued emphasis on value, including combination meals;
-	Continued emphasis on employee training and development;
-	Targeted marketing, especially directed at families;
-	Closure of certain underperforming restaurants;
-	Concept conversions where appropriate;
-	Continued emphasis on in-house safety training, accident prevention, and claims management; and
-	New product development.

During the third quarter of fiscal 2003, the Company initiated a business plan that called for the closure of certain underperforming restaurants.  Under the current plan, whereby approximately 140 locations will remain in operation, the primary focus will be on stores in the Texas markets.  At these locations, the existing programs mentioned above will continue to be emphasized.

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

Insurance and Claims
In fiscal 2001, the Company implemented an in-house claims management program, as well as a safety training and accident prevention program.  Costs incurred under the in-house programs have been lower than those experienced under the prior plans administered by third parties.  The Company cannot make any assurances as to the ultimate level of claims under the in-house safety program or whether declines in incidence of claims as well as claims costs experienced under the program will continue in future periods.

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

FORWARD-LOOKING STATEMENTS

The Company wishes to caution readers that various factors could cause its actual financial and operational results to differ materially from those indicated by forward-looking statements made from time to time in news releases, reports, proxy statements, registration statements, and other written communications (including the preceding sections of this Management's Discussion and Analysis), as well as oral statements made from time to time by representatives of the Company.  Except for historical information, matters discussed in such oral and written communications are forward-looking statements that involve risks and uncertainties, including but not limited to general business conditions; the impact of competition; the success of operating initiatives; changes in the cost and supply of food, labor, and other operating expenses; the seasonality of the Company's business, taxes, inflation, and governmental regulations; and the cooperation of the Company's lenders and the availability of credit; as well as other risks and uncertainties disclosed in periodic reports on Form 10-K and Form 10-Q and other SEC filings.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

The Company is exposed to market risk from changes in interest rates affecting its variable-rate debt.  As of May 5, 2004, $78.5 million, the total amount of debt subject to interest rate fluctuations, was outstanding under its credit facility at prime plus 4.0%.  Assuming a consistent level of debt, a 1% change in interest rates effective from the beginning of the year would result in an increase or decrease in the quarter's interest expense of $181,000 and annual interest expense of $785,000.  Although the Company is not currently using interest rate swaps, it has previously used and may in the future use these instruments to manage cash flow risk on a portion of its variable-rate debt.

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

Management has evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-15.  The Company's President and CEO and the CFO participated and provided input in this process.  Based upon the foregoing, these senior officers concluded that as of May 5, 2004, the Company's disclosure controls and procedures were effective in timely alerting them to material information relating to the Company required to be disclosed.

There have been no significant changes in the Company's internal controls or in other factors which could significantly affect internal controls subsequent to the date the President and CEO and the CFO carried out their evaluation.

Part II - OTHER INFORMATION

Item 3.  Defaults Upon Senior Securities

As previously mentioned, prior to the new debt refinancing that occurred after the end of the third quarter of fiscal 2004, the Company was in default on its senior debt.  In addition, due to cross-default provisions in that agreement, the subordinated notes, as well as the officer loans were also in default.

After the end of the third quarter of 2004, $2.1 million in proceeds from property sales were used to reduce the Company's original bank debt.  In early June 2004, the Company successfully refinanced its original line of credit with two new debt instruments.  The first is a secured, three-year line of credit for $50 million, of which only $36.3 million will initially be used as a result of the new financing.  In addition to the new line of credit, the Company concurrently negotiated a secured, three-year term loan for $27.9 million.  The Company completed the refinancing by paying off the remaining balance of the original credit facility as well as the related closing costs with approximately $15.4 million from its cash and short-term investments.  After the end of the quarter, as a result of the refinancing, the Company's new senior debt of approximately $64.2 million is in good standing.

In conjunction with refinancing its senior debt, management has also renegotiated its subordinated notes.  The new arrangements have a borrowing term of seven years with interest that floats at a rate over prime, decreasing as the level of senior debt is reduced.  The Company also expects to pay the lenders all of the previously accrued interest.  As a result of these developments, the Company's subordinated debt is no longer in default.

Relative to the guaranteed employee loans, the Company entered into a new letter of credit for approximately $1.2 million that formally collateralized these instruments and any related accrued interest owed by the individual note holders.  The letter of credit originated on June 7, 2004.  If the notes are still in default as of September 30, 2004, the note holder, JPMorgan Chase Bank will be able to use it to draw upon the Company's new credit facility.  In that event, the Company will become the holder of the notes, record the receivables, and evaluate its collection alternatives.

Item 4.  Submission of Matters to a Vote of Security Holders
(a)	The 2004 annual meeting of shareholders of Luby's, Inc. was held on February 26, 2004.

(b)

The directors elected at the meeting were Jill Griffin, Roger R. Hemminghaus, Christopher J. Pappas, and Jim W. Woliver.  The other directors whose terms continued after the meeting are Judith B. Craven; Arthur R. Emerson; J.S.B. Jenkins, Frank Markantonis; Joe C. McKinney, Harris J. Pappas; Gasper Mir, III; and Joanne Winik.

(c)

The matters voted upon at the meeting were (i) the election of four directors to serve until the 2007 Annual Meeting of Shareholders; (ii) the approval of the appointment of Ernst & Young LLP as independent auditor for the 2004 fiscal year; and (iii) to act upon one nonbinding shareholder proposal to declassify the election of directors.

(d)	With respect to the election of directors, the results of the voting were:

	Nominee	Shares Voted For	Shares Abstained

	Jill Griffin	18,012,274	2,407,564
	Roger R. Hemminghaus	17,925,990	2,493,849
	Christopher J. Pappas	17,341,046	3,078,793
	Jim W. Woliver	17,872,755	2,547,085

(e)	With respect to the approval of the appointment of auditor, the results of the voting were:
	Shares voted For	20,005,889
	Shares voted Against	372,859
	Shares Abstaining	40,887

(f)	With respect to the nonbinding shareholder proposal to declassify the election of directors, the results were:
	Shares voted For	6,763,369
	Shares voted Against	5,207,909
	Shares Abstaining	438,289
	Broker Nonvotes	8,010,271

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

4(q)

Fifth Amendment to Credit Agreement dated December 5, 2001, among Luby's, Inc., Bank of America, N.A., and other creditors of its bank group (filed as Exhibit 4(s) to the Company's Annual Report on Form 10-K for the fiscal year ended August 31, 2001, and incorporated herein by reference).

4(r)

Sixth Amendment to Credit Agreement dated November 25, 2002, among Luby's, Inc., Bank of America, N.A., and other creditors of its bank group (filed as Exhibit 4(t) to the Company's Annual Report on Form 10-K for the fiscal year ended August 28, 2002, and incorporated herein by reference).

4(s)	Amended and Restated Convertible Subordinated Promissory Note Due dated 2011 dated June 7, 2004, between Christopher J. Pappas and Luby's, Inc.

4(t)	Amended and Restated Convertible Subordinated Promissory Note Due 2011 dated June 7, 2004, between Harris J. Pappas and Luby's, Inc.

4(u)	Credit Agreement dated June 7, 2004, among Luby's, Inc., JPMorgan Chase Bank, and certain lenders.

4(v)	Term Loan Agreement dated June 7, 2004, among Luby's, Inc., Guggenheim Corporate Funding, LLC, and certain lenders.

4(w)	Subordination and Intercreditor Agreement dated June 7, 2004, among Luby's, Inc., JPMorgan Chase Bank, Harris J. Pappas, and Christopher J. Pappas.

4(x)	Intercreditor Agreement dated June 7, 2004, among Luby's, Inc., JPMorgan Chase Bank, and Guggenheim Corporate Funding, LLC.

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

10(aa)	Agreement dated June 7, 2004, by and among Luby's, Inc., Christopher J. Pappas, and Harris J. Pappas.

10(bb)	First Amendment to Purchase Agreement dated June 7, 2004, by and among Luby's, Inc., Harris J. Pappas, and Christopher J. Pappas.

10(cc)	Employment Agreement dated June 7, 2004, between Luby's, Inc. and Christopher J. Pappas.*

10(dd)	Employment Agreement dated June 7, 2004, between Luby's, Inc. and Harris J. Pappas.*

11	Weighted-average shares used in the computation of per share earnings.

31	Certifications by the Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certifications by the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*Denotes management contract or compensatory plan or arrangement.

B.  Reports on Form 8-K.

Current Report on Form 8-K dated February 24, 2004, reporting under Item 12 - the issuance of a press release on February 24, 2004, announcing preliminary second-quarter fiscal 2004 same-store sales and debt paydowns.

Current Report on Form 8-K dated March 11, 2004, reporting under Item 12 - the issuance of a press release on March 11, 2004, announcing second-quarter fiscal 2004 results.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LUBY'S, INC.
(Registrant)

Date: June 10, 2004	By:	/s/Christopher J. Pappas

Christopher J. Pappas
President and
Chief Executive Officer

Date: June 10, 2004	By:	/s/Ernest Pekmezaris

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

4(q)

Fifth Amendment to Credit Agreement dated December 5, 2001, among Luby's, Inc., Bank of America, N.A., and other creditors of its bank group (filed as Exhibit 4(s) to the Company's Annual Report on Form 10-K for the fiscal year ended August 31, 2001, and incorporated herein by reference).

4(r)

Sixth Amendment to Credit Agreement dated November 25, 2002, among Luby's, Inc., Bank of America, N.A., and other creditors of its bank group (filed as Exhibit 4(t) to the Company's Annual Report on Form 10-K for the fiscal year ended August 28, 2002, and incorporated herein by reference).

4(s)	Amended and Restated Convertible Subordinated Promissory Note Due dated 2011 dated June 7, 2004, between Christopher J. Pappas and Luby's, Inc.

4(t)	Amended and Restated Convertible Subordinated Promissory Note Due 2011 dated June 7, 2004, between Harris J. Pappas and Luby's, Inc.

4(u)	Credit Agreement dated June 7, 2004, among Luby's, Inc., JPMorgan Chase Bank, and certain lenders.

4(v)	Term Loan Agreement dated June 7, 2004, among Luby's, Inc., Guggenheim Corporate Funding, LLC, and certain lenders.

4(w)	Subordination and Intercreditor Agreement dated June 7, 2004, among Luby's, Inc., JPMorgan Chase Bank, Harris J. Pappas, and Christopher J. Pappas.

4(x)	Intercreditor Agreement dated June 7, 2004, among Luby's, Inc., JPMorgan Chase Bank, and Guggenheim Corporate Funding, LLC.
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

10(aa)	Agreement dated June 7, 2004, by and among Luby's, Inc., Christopher J. Pappas, and Harris J. Pappas.

10(bb)	First Amendment to Purchase Agreement dated June 7, 2004, by and among Luby's, Inc., Harris J. Pappas, and Christopher J. Pappas.

10(cc)	Employment Agreement dated June 7, 2004, between Luby's, Inc. and Christopher J. Pappas.*

10(dd)	Employment Agreement dated June 7, 2004, between Luby's, Inc. and Harris J. Pappas.*

11	Weighted-average shares used in the computation of per share earnings.

31	Certifications by the Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certifications by the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Denotes management contract or compensatory plan or arrangement.