Form 10-K
period 2004-08-25
LUBYS INC
filed 2004-11-05
CIK 16099

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended August 25, 2004

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period From _____ to ____

Commission file number 1-8308

Luby's, Inc.
(Exact name of registrant as specified in its charter)

Delaware	74-1335253

(State of incorporation)	(IRS Employer Identification Number)

Through December 3, 2004: 2211 Northeast Loop 410 San Antonio, Texas 78217 After December 3, 2004: 13111 Northwest Freeway, Suite 600 Houston, Texas 77040

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.   Yes     X        No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [X]

The aggregate market value of the shares of Common Stock of the registrant held by nonaffiliates of the registrant as of October 20, 2004, was approximately $134,131,624 (based upon the assumption that directors and executive officers are the only affiliates).

The aggregate market value of the shares of Common Stock of the registrant held by nonaffiliates of the registrant as of February 11, 2004, was approximately $78,838,744 (based upon the assumption that directors and executive officers are the only affiliates).

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).    Yes     X        No

As of October 20, 2004, there were 22,480,004 shares of the registrant's Common Stock outstanding, which does not include 4,933,063 treasury shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the following document are incorporated by reference into the designated parts of this Form 10-K:

Definitive Proxy Statement relating to 2005 annual meeting of shareholders (in Part III)

Luby's, Inc.
Form 10-K
Year ended August 25, 2004
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

PART I

Item 1.  Business

Overview
Luby's, Inc. (formerly, Luby's Cafeterias, Inc.) was originally incorporated in Texas in 1959 and was reincorporated in Delaware on December 31, 1991.  Until December 3, 2004, the Company's administrative offices will be located at 2211 Northeast Loop 410, P. O. Box 33069, San Antonio, Texas 78265-3069.  On December 3, 2004, the Company will relocate its corporate offices to 13111 Northwest Freeway, Suite 600, Houston, Texas 77040.

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

As of October 20, 2004, the Company operated 136 restaurants under the name "Luby's."  These establishments are located in close proximity to retail centers, business developments, and residential areas throughout five states (listed under Item 2).  Of the 136 restaurants, 94 are at locations owned by the Company and 42 are on leased premises.  Two of the restaurants primarily serve seafood, one is a steak buffet, three are full-time buffets, 11 are cafeteria-style restaurants with all-you-can-eat options, and 119 are traditional cafeterias.

Operations
The Company's operations provide guests with a wide variety of delicious, home-style food, with the majority of locations serving cafeteria-style.  Daily, each restaurant offers 20 to 22 entrees, 12 to 14 vegetable dishes, 12 to 16 salads, and 16 to 20 varieties of desserts.  Food is prepared in small quantities throughout serving hours, and frequent quality checks are conducted.

The Company's historical marketing research has shown that its products appeal to a broad range of value-oriented consumers with particular success among families with children, seniors, shoppers, travelers, and business people looking for a quick, home-style meal at a reasonable price.  During fiscal 2004, the Company spent approximately 1.3% of its sales on traditional marketing venues, including television, newsprint, radio, point-of-purchase, and local-store marketing.  The Company has invested in distinctive store marquees to enhance guest awareness of specific store promotions, with marquees at 99 operating locations as of the end of fiscal 2004.

Luby's restaurants are generally open for lunch and dinner seven days a week.  All of the restaurants sell take-out orders, and many of them have separate food-to-go entrances, which provide guests the option of enjoying complete and flavorful meals at the office or at home.  Take-out orders accounted for 13.7% of sales in fiscal 2004.  Breakfast is served on weekends in 34 of its restaurants, accounting for 1.2% of sales.  Those locations offer a wide array of popular breakfast foods served buffet style.  They also have made-to-order omelette, pancake, and waffle stations.

Each restaurant is operated as a separate unit under the control of a general manager who has responsibility for day-to-day operations, including food production and personnel employment and supervision.   The Company's philosophy is to grant authority to its restaurant managers to direct the daily operations of their stores and, in turn, to compensate them on the basis of their performance, believing this strategy to be a significant factor in restaurant profitability.  Of the total number of general managers employed by the Company, 95 have been employed for more than ten years.

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

During the fiscal year ended August 25, 2004, the Company closed approximately 10 underperforming units, of which approximately four were adopted into its business plan.  Additionally, three stores closed in fiscal 2003 were also adopted into the plan.

As of the fiscal year-end, the Company had a workforce of approximately 7,400, consisting of 6,800 nonmanagement restaurant workers; 400 restaurant managers, associate managers, and assistant managers; and 200 clerical, administrative, and executive employees.  Employee relations are considered to be good.  The Company has never had a strike or work stoppage and is not subject to collective bargaining agreements.

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

Item 2.  Properties

The Company's restaurants typically contain 8,000 to 10,500 square feet of floor space and can seat 250 to 300 guests simultaneously.

Luby's restaurants are well maintained and in good condition.  In order to maintain appearance and utility, the Company refurbishes and updates its restaurants and equipment and performs scheduled maintenance.

As of October 20, 2004, the Company's restaurants are regionally located as follows:  two in Arizona, two in Arkansas, two in Louisiana, three in Oklahoma, and 127 in Texas.

The Company owns the underlying land and buildings in which 94 of its restaurants are located.  Several of these restaurant properties contain excess building space, which is rented to tenants unaffiliated with the Company.

In addition to the owned locations, 42 other restaurants are held under leases, including 17 in regional shopping malls.  Most of the leases provide for a combination of fixed-dollar and percentage rentals.  Many require the Company to pay additional amounts related to property taxes, hazard insurance, and maintenance of common areas.  See Note 9 of the Notes to Consolidated Financial Statements for information concerning the Company's lease rental expenses and lease commitments.  Of the 42 restaurant leases, the current terms of 23 expire before 2010, ten from 2010 to 2014, and nine thereafter.  Thirty-six of the leases can be extended beyond their current terms at the Company's option.

In addition to the properties currently in operation, the Company also has 26 locations on the market for sale.

The Company is moving its corporate offices from San Antonio, Texas, to Houston, Texas, with the relocation expected to be completed by December 3, 2004.  After the relocation, the Company's primary administrative offices will consist of 26,000 square feet of leased space located at 13111 Northwest Freeway in Houston, Texas.

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

Item 4.  Submission of Matters to a Vote of Security Holders

No matter was submitted during the fourth quarter of the fiscal year ended August 25, 2004, to a vote of security holders of the Company.

Item 4A.  Executive Officers of the Registrant

Certain information is set forth below concerning the executive officers of the Company, each of whom has been elected to serve until his successor is duly elected and qualified:

Name	Served as Officer Since	Positions with Company and Principal Occupation Last Five Years	Age

Christopher J. Pappas	2001	President and CEO (since March 2001), CEO of Pappas Restaurants, Inc.	57

Harris J. Pappas	2001	Chief Operating Officer (since March 2001), President of Pappas Restaurants, Inc.	60

Ernest Pekmezaris	2001	Senior Vice President and CFO (since March 2001), Treasurer and former CFO of Pappas Restaurants, Inc.	60

Peter Tropoli	2001	Senior Vice President-Administration and General Counsel (since March 2001), attorney in private practice.	32

PART II

Item 5.  Market for Registrant's Common Equity, Related Stockholder Matters                and Issuer Purchases of Equity Securities

Stock Prices
The Company's common stock is traded on the New York Stock Exchange under the symbol LUB.  The following table sets forth, for the last two fiscal years, the high and low sales prices on the New York Stock Exchange from the consolidated transaction reporting system.

Fiscal Quarter Ended	High	Low

November 20, 2002	$5.53	$3.55
February 12, 2003	4.50	1.10
May 7, 2003	2.80	.95
August 27, 2003	2.98	1.75
November 19, 2003	3.69	2.28
February 11, 2004	3.94	3.27
May 5, 2004	6.37	3.60
August 25, 2004	6.95	4.85

There were no sales of unregistered securities or issuer purchases of equity securities in fiscal 2004.  As of October 20, 2004, there were approximately 3,344 record holders of the Company's common stock.

Item 6.  Selected Financial Data

Five-Year Summary of Operations

	Year Ended

	August 25,	August 27,	August 28,	August 31,	August 31,
	2004	2003	2002	2001	2000

	(364 days)	(364 days)	(362 days)	(365 days)	(366 days)
	(In thousands except per share data)

SALES	$308,817	$303,959	$318,656	$367,109	$383,976
COSTS AND EXPENSES:
Cost of food	83,200	82,563	80,841	90,911	95,573
Payroll and related costs	85,431	87,503	100,899	127,884	117,722
Occupancy and other operating expenses	94,666	91,325	94,981	107,478	101,751
Depreciation and amortization	16,876	17,464	17,472	17,846	17,093
Voluntary severance costs	860	-	-	-	-
General and administrative expenses	19,750	23,313	21,196	25,261	20,978
Provision for asset impairments and restaurant closings	727	2,100	271	30,402	11,141

	301,510	304,268	315,660	399,782	364,258

INCOME (LOSS) FROM OPERATIONS	7,307	(309)	2,996	(32,673)	19,718
Interest expense	(8,094)	(7,610)	(7,676)	(8,135)	(3,529)
Other income, net	2,691	7,071	2,368	2,162	2,202

Income (loss) before income taxes	1,904	(848)	(2,312)	(38,646)	18,391
Provision (benefit) for income taxes	-	-	(38)	(13,351)	6,485

Income (loss) from continuing operations	1,904	(848)	(2,274)	(25,295)	11,906
Discontinued operations, net of taxes	(8,343)	(32,246)	(7,379)	(6,586)	(2,781)

NET INCOME (LOSS)	$(6,439)	$(33,094)	$(9,653)	$(31,881)	$9,125

Income (loss) per share from continuing operations:
Basic	$0.08	$(0.04)	$(0.10)	$(1.13)	$0.53
Assuming dilution	$0.08	$(0.04)	$(0.10)	$(1.13)	$0.53
Income (loss) per share from discontinued operations:
Basic	(0.37)	(1.43)	(0.33)	(0.29)	(0.12)
Assuming dilution	(0.37)	(1.43)	(0.33)	(0.29)	(0.12)

Net income (loss) per share:
Basic	$(0.29)	$(1.47)	$(0.43)	$(1.42)	$0.41
Assuming dilution	$(0.29)	$(1.47)	$(0.43)	$(1.42)	$0.41

Cash dividend declared per
common share	$0.00	$0.00	$0.00	$0.00	$0.70

At year-end:
Total assets	$234,780	$278,284	$342,479	$353,864	$370,843

Long-term debt (including net convertible subordinated debt) (a)	$53,561	$-	$5,883	$127,401	$116,000

Total debt	$53,561	$98,532	$124,331	$127,401	$116,000

Weighted-average shares outstanding Basic	22,470	22,451	22,428	22,422	22,420
Assuming dilution	22,619	22,451	22,428	22,422	22,421

Number of restaurants	138	148	196	213	231

(a)	See the Debt section of Management's Discussion and Analysis and Note 6 of the Notes to Consolidated Financial Statements.

Five-Year Summary Notes continued on next page.

Five-Year Summary of Operations (continued)

Note:  In fiscal year 2002, the Company moved from 12 calendar months to 13 four-week periods.  The first period of fiscal year 2002 began September 1, 2001, and covered 26 days.  All subsequent periods covered 28 days.  Fiscal year 2002, the Company's conversion year from months to periods, was 362 days in length.  Fiscal 2003 and most years thereafter are 364 days in length.

Note:  The Company's business plan, as approved in fiscal 2003, called for the closure of approximately 50 locations.  In accordance with the plan, the entire fiscal activity of the applicable stores closed through the end of the 2004 fiscal year were reclassified to discontinued operations.  For comparison purposes, in prior fiscal years the entire activity for the same locations closed in fiscal 2003 and fiscal 2004 has also been reclassified to discontinued operations.

Item 7.  Management's Discussion and Analysis of Financial Condition and Results
               of Operations

RESULTS OF OPERATIONS

Fiscal 2004 Compared to Fiscal 2003
Sales increased $4.8 million, or 1.6%, in fiscal 2004 compared to fiscal 2003.  Of the increase, $6.6 million was due to a 2.2% increase in same-store sales.  (See Same-Store Sales under Trends and Uncertainties for the definition of same-store sales.)  This increase was offset by a decrease in sales of $1.8 million related to five stores closed prior to the adoption of the 2003 business plan, which therefore were not reclassified into discontinued operations.  Despite store closures and the effects of increased competition in the marketplace, sales performance has improved.  Promotions, new combination meals, and improved product and service execution have all contributed to this overall increase in sales.

Cost of food increased $637,000, or 0.8%, principally due to the increase in sales in fiscal 2004 compared to fiscal 2003.  Upward pressure on beef pricing due to lower production numbers, reduced cattle weights, and an overall higher demand has negatively impacted food cost.  Despite general commodity increases in food pricing, specifically related to the beef and dairy markets, food costs have experienced a slight decline as a percentage of sales, which decreased from 27.2% to 26.9%.  Management's discipline in the utilization of monthly budgeting and protein tracking tools in combination with various promotional offerings have assisted in reducing food costs.  More specifically, food costs have declined in a higher commodity climate due to improved execution at each location in combination with carefully selected entree offerings for promotions which overall have very attractive cost structures.

Payroll and related costs decreased $2.1 million, or 2.4%, and as a percentage of sales decreased from 28.8% to 27.7%.  The decrease is due to continued improvements made in labor deployment and efficiency as a result of various Company initiatives to better manage labor costs, offset by an increase in estimated workers' compensation costs.

Occupancy and other operating expenses increased $3.3 million, or 3.7%, due primarily to increased advertising expense and higher insurance costs.  Occupancy and other operating expenses, as a percentage of sales, increased 0.7% to 30.7% from 30.0%.  The launch of the Company's new marketing campaign, featuring television advertising, led to an increase in marketing costs.  Insurance costs increased as a result of higher cost of insurance coverage and related premiums.  These increases were primarily offset by a reduction in property tax expense due to store closures and related property sales.

Depreciation and amortization expense decreased $588,000, or 3.4%, due to fewer depreciable properties resulting from impairments and property sales.

Due to the current-year accrual of voluntary severance costs in relation to the relocation of the corporate offices from San Antonio, Texas, to Houston, Texas, voluntary severance costs increased by $860,000.  See Note 5 of the Notes to Consolidated Financial Statements for more information.

General and administrative expenses decreased $3.6 million, or 15.3%.  As a percentage of sales, general and administrative expenses decreased 1.3% to 6.4% compared to 7.7%.  This decrease is due to fewer regional management positions due to store closures.  It is also a result of lower professional and consulting services fees associated with a fixed-asset cost-segregation study on tax depreciation and consulting fees related to the debt refinancing, both of which occurred in the prior year.

The provision for asset impairments and restaurant closings decreased by $1.4 million primarily due to a gain realized on the sale of a property which had been previously impaired, coupled with significant impairment charges incurred in the prior year.  This provision included write-downs to currently operating restaurants of $1.2 million offset by a gain of $500,000 related to one property sale.

Interest expense increased $484,000, or 6.4%, due to the accelerated amortization of the subordinated debt discount resulting from the amended subordinated note agreements, coupled with an increase in the effective interest rate on outstanding debt prior to the debt refinancing in June 2004.  Subsequent to the debt refinancing, interest expense has declined principally due to lower amortization of the discount on the restructured subordinated debt, coupled with the effect of a lower senior debt balance.

Other income decreased $4.4 million primarily due to gains on sales of assets recognized in the prior year, which reflected the sale of five previously closed stores.  These gains were partially offset by a loan commitment fee expensed in fiscal 2003.

No provision for income taxes on continuing operations was provided for in fiscal 2004 because the Company's loss carryforward was sufficient to offset income from continuing operations.

The loss from discontinued operations decreased by $23.9 million principally due to numerous impairment charges incurred in the prior year on various locations which were closed as a part of the Company's business plan offset by ongoing periodic property maintenance costs incurred until the properties are sold.

Fiscal 2003 Compared to Fiscal 2002
Sales decreased $14.7 million, or 4.6%, in fiscal 2003 compared to fiscal 2002.  Of the total decline, $11.8 million was due to the closure of 20 restaurants since August 31, 2001, that were not included in the business plan and therefore were not reclassified into discontinued operations, and $7.5 million was due to a 2.5% decrease in same-store sales.  These decreases were offset by the positive impact of two additional days of sales of $2.0 million and the opening of three restaurants since August 28, 2002, that accounted for $2.6 million in sales.

The cost of food increased $1.7 million, or 2.1%, and as a percentage of sales increased from 25.4% to 27.2% in fiscal 2003 compared to fiscal 2002.  Early in the fiscal year, the increase in food cost was related primarily to efforts to implement value offerings for the Company's guests.  Those offerings were a planned part of the Company's strategy aimed at increasing value while maintaining quality.  Also in the beginning of the year, fresh produce pricing was negatively impacted by increased transportation costs due to the higher cost of diesel fuel.  Toward the end of the year, upward pressure on beef pricing due to lower availability, reduced cattle weights, and an overall higher demand negatively impacted food cost.  These increases completely offset reductions due to store closures.  Even so, the increases were partially mitigated in the later part of the year by targeted cost control programs.

Payroll and related costs decreased $13.4 million, or 13.3%, and as a percentage of sales decreased from 31.7% to 28.8%.  The decrease was due primarily to improved labor deployments and efficiencies resulting from various Company initiatives to manage labor costs, lower workers' compensation cost estimates resulting from the Company's in-house training and safety programs, and stores closed prior to the adoption of the business plan.

Occupancy and other operating expenses decreased $3.7 million, or 3.8%.  As a percentage of sales, occupancy and other operating expenses increased 0.2% to 30.0% compared to 29.8%.  Several factors contributed to this fluctuation.  Net repairs and maintenance costs decreased primarily due to increased efficiencies from the Company's in-house repair program as provided by its in-house service center.  Food-to-go packaging costs further declined due to less expensive packaging.  These decreases were partially offset by property/employee insurance, which increased principally due to premium increases for owned properties coupled with pass-through insurance adjustments from landlords of leased properties, as well as premium increases for directors' and officers' liability.

Depreciation and amortization expense was approximately equal to the prior fiscal year, with a slight decrease of $8,000.

General and administrative expenses increased $2.1 million, or 10.0%.  Several factors contributed to this increase.  As a percentage of sales, general and administrative expenses increased 1.0% to 7.7%, compared to 6.7%.  Professional fees increased principally due to a fixed-asset, cost-segregation study on tax depreciation.  Consulting costs increased principally due to fees paid to outside firms relating to the Company's bank group.  Excluding those items, the Company showed higher year-over-year general and administrative expenses because of the increased investment in support personnel to improve its focus on operational efficiencies and facilities maintenance.

Interest expense was approximately equal to the prior fiscal year, with only a slight decrease of $66,000.  The payoff of loans on officers' life insurance policies, which were surrendered during the prior year, in addition to amortization of the loss on interest rate swaps and principal reductions on the outstanding bank debt, contributed to this decrease.  These decreases were partially offset by an increase in the effective interest rate on outstanding debt coupled with an increase in the amortization of the discount on the subordinated notes.  Approximately $2.7 million and $2.6 million were reclassified from interest expense to discontinued operations in fiscal 2003 and 2002, respectively.  These reclassifications related to the launch of the Company's business plan whereby the proceeds from certain properties closed and sold are committed to paying down debt.

Other income increased $4.7 million primarily due to gains on the sales of assets, which reflect the sale of nine previously closed stores.  These gains were partially offset by a loan commitment fee expensed in fiscal 2003.

The income tax benefit decreased by $38,000.  No benefit was recorded in fiscal 2003 because the realization of loss carryforward utilization is uncertain.

The loss from discontinued operations increased by $24.9 million principally due to approximately $19.8 million in noncash impairments, with the remainder in carrying costs, allocated bank debt interest, and certain settlement fees incurred on various locations closed as part of the Company's business plan.  The impairment charges included reductions in the fourth quarter of 2003 from gains on the disposal of properties previously held for sale.

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

EBITDA
The Company's operating performance is evaluated using several measures.  One of those measures, EBITDA, is derived from the Income (Loss) From Operations GAAP measurement.  EBITDA has historically been used by the Company's lenders to measure compliance with certain financial debt covenants. The Company's senior debt agreements define EBITDA as the consolidated income (loss) from operations set forth in the Company's consolidated statements of operations before depreciation, amortization, other noncash expenses, interest expense, taxes, noncash income and extraordinary gains or losses, and other nonrecurring items of income or expense as approved by the required lenders.

EBITDA increased by $5.9 million from fiscal 2003 to 2004 compared to a decrease of $1.5 million from fiscal 2002 to 2003.  These net changes were due to various applicable reasons noted in the Results of Operations section above.  Prior year amounts have been reclassified to conform to the current year presentation.

	Year Ended

	August 25,	August 27,	August 28,
	2004	2003	2002

	(364 days)	(364 days)	(362 days)
	(In thousands)

Income (loss) from operations	$7,307	$(309)	$2,996
Plus excluded items:
Provision for asset impairments and restaurant closings	727	2,100	271
Depreciation and amortization	16,876	17,464	17,472
Noncash executive compensation expense	679	1,310	1,310
Voluntary severance costs	860	-	-

EBITDA	$26,449	$20,565	$22,049

As noted previously, prior year amounts have been reclassified to conform to the current year presentation, including the applicable reclassifications of store activity discontinued in accordance with the implementation of the business plan.  While the Company and many in the financial community consider EBITDA to be an important measure of operating performance, it should be considered in addition to, but not as a substitute for or superior to, other measures of financial performance prepared in accordance with U.S. generally accepted accounting principles, such as operating income and net income.  In addition, the Company's definition of EBITDA is not necessarily comparable to similarly titled measures reported by other companies.

LIQUIDITY AND CAPITAL RESOURCES

Cash and Cash Equivalents and Working Capital
Cash and cash equivalents increased by $340,000 from the end of the preceding fiscal year to August 25, 2004, primarily due to improved cash management strategies.  Short-term investments decreased by $16.1 million due to payments made to reduce the senior debt.

The Company received a comprehensive income tax refund of $13.4 million in the third quarter of fiscal 2003 that resulted from changes in tax legislation that extended carrybacks of net operating losses.  In addition, the refund was higher than the original fiscal 2002 estimate primarily due to increases in tax depreciation relative to an updated cost-segregation study.

The Company had a working capital deficit of $31.3 million as of August 25, 2004, compared to $112.2 million as of August 27, 2003.  The improvement was primarily attributable to the reclassification of the debt to long-term liabilities subsequent to the debt refinancing.  Excluding the reclassification of the senior debt and subordinated notes explained in the Debt section below, the Company's working capital deficit increased $17.7 million.  That increase in the deficit was primarily attributable to debt paydown and refinancing.  The Company's working capital requirements are expected to be met through cash flows from operations and the available line of credit.

Capital expenditures for the fiscal year ended August 25, 2004, were $8.9 million.  Consistent with prior fiscal years, the Company used most of its capital funds to maintain its investment in existing operating units.  Based on the business plan, the Company again expects to be able to fund all capital expenditures in Fiscal 2005 using cash flows from operations and expects to spend approximately $12 million to $14 million.

DEBT

Previous Senior Debt
During the mid-1990's, the Company entered into a revolving line of credit with a group of four banks.  The line was primarily used for financing long-term objectives, including capital acquisitions and a stock repurchase program.  These large demands of cash contributed to the capacity under that credit facility being fully exhausted in fiscal 2001.

From March 2001 until the fourth quarter of fiscal 2004, the Company financed capital acquisitions and working capital needs through careful cash management and the provision of an additional $10 million in subordinate financing from the Company's CEO and the COO.  The additional subordinate financing was funded toward the end of fiscal 2001.  Although no further borrowings were allowed under the senior credit facility, the bank group subsequently authorized an extension of its maturity date, allowing the Company time to seek a replacement to the credit facility that would provide the financing on more favorable terms.  During this period, the Company implemented a new business plan that included the closure of certain underperforming stores and the use of proceeds from resulting property sales to pay down the line of credit.

New Senior Debt
The Company's failure to arrange replacement financing by the extended maturity date of the credit facility caused a technical default under that facility.  However in the fourth quarter of fiscal 2004, the Company successfully refinanced the senior credit facility with two new instruments.  The first is a secured, three-year line of credit for $50 million.  Of the total line, only $36.3 million was originally drawn in connection with the refinancing.  This instrument was funded by a new group of independent lenders.

In addition to the new line of credit, the Company concurrently negotiated another secured, three-year term loan for $27.9 million.  The term loan was funded by a third-party financial institution not related to any member of the bank group that funded the new line of credit.  Under the term-loan agreement, no periodic principal payments are required other than net proceeds from properties currently marked for sale.  Any balance remaining at the loan's maturity must be paid in full.

In the fourth quarter of fiscal 2004, as a result of the refinancing, the Company's new senior debt was in good standing.  Pursuant to the terms of the Subordination and Intercreditor Agreement dated June 7, 2004, if the new senior debt were to be in default at some time in the future, Chris and Harris Pappas have a contractual right (but no obligation) to purchase those loans.

At August 25, 2004, the Company's outstanding senior debt balance was $51.5 million.  From its new revolving line of credit, the Company had an outstanding debt balance of $28.0 million.  This level is down $8.3 million from its original drawn amount of $36.3 million, which occurred in June 2004.  Of the $8.3 million reduction, $2.7 million was derived from a sale leaseback of one property, and $5.6 million was from excess cash.  From its term loan, the Company had an outstanding debt balance of $23.5 million.  This level is down $4.4 million from its original note balance of $27.9 million, which also occurred in June 2004.  The reduction was primarily made with proceeds received on the sale of properties.  Of the $50 million total commitment under the line of credit, $20.8 million was available to the Company at August 25, 2004.

Additionally, as of August 25, 2004, the Company has approximately $2.2 million available under letters of credit through a separate arrangement with another bank.

Both the new line of credit and the term loan contain financial performance covenants, provisions limiting the use of the Company's cash, and descriptions of certain events of default that could be triggered by changes in the Company's relationship with its CEO and its COO.  As the focus continues toward further strengthening operational and financial performance, management believes that the two new debt instruments will provide the proper level of financing to improve its liquidity.  Additionally, the Company expects to be able to maintain compliance with the specific requirements of each agreement.

As of August 25, 2004, $195.5 million of the Company's total book value, or 83.3% of its total assets, was pledged as collateral.  These pledged assets included the Company's owned real estate, improvements, equipment, and fixtures.

Subordinated Notes
As mentioned earlier, in the fourth quarter of fiscal 2001, the Company's CEO, Christopher J. Pappas, and Harris J. Pappas, the Company's COO, formally loaned the Company a total of $10 million in exchange for convertible subordinated notes.  While certain terms of the original notes have since been modified, they are still in place as of August 25, 2004, with maturity dates of June 6, 2011.  At a stated conversion price of $5.00 per shares, the notes are convertible into 2.0 million shares of the Company's common stock.  As a result of the amended subordinated note agreements, at the earlier of June 7, 2005, a default under the senior debt, or a "change in control" as defined in the amended notes, the conversion price will lower to $3.10 per share for 3.2 million shares.

Because the stated conversion price represented a discount from the market price ($5.63) of the Company's common stock on the commitment date, a beneficial conversion feature of $8.2 million was created.  This was recorded as a discount to debt with an offset to paid-in capital.  The discount is being amortized over the term of the notes through noncash charges to interest expense amounting to approximately $1.2 million per year.

The Company has agreed to reserve shares held in treasury for issuance to the holders of the subordinated notes upon conversion of the debt.  The Company's treasury shares have also been reserved for two other purposes - the issuance of shares to Messrs. Pappas upon exercise of the options granted to them on March 9, 2001, and for shares issuable under the Company's Nonemployee Director Phantom Stock Plan.  In accordance with an agreement between Messrs. Pappas and the Company dated June 7, 2004, Chris and Harris Pappas have agreed to limit their exercise of stock options to a number that will ensure the "net treasury shares available" are not exceeded.   Pursuant to the terms of that agreement, the Company indicated that it will use reasonable efforts to list on the New York Stock Exchange additional shares which would permit full exercise of those options.  "Net Treasury Shares Available" is defined in the debt agreements as the number of shares of common stock then held by the Company in treasury, minus the number of shares of common stock issuable or issued after June 7, 2004, under the Nonemployee Director Phantom Stock Plan, minus the number of shares of common stock issuable or issued upon conversion of the subordinated notes, calculated assuming the lowest conversion price stated in the subordinated notes.

COMMITMENTS AND CONTINGENCIES

Officer Loans
In fiscal 1999, the Company guaranteed loans relating to purchases of Luby's stock by various officers of the Company pursuant to the terms of a shareholder-approved plan.  Under the officer loan program, shares were purchased and funding was provided by bank loans to the participating officers.  Per the original terms of the guaranteed loan agreements, these instruments only required annual interest to be paid by the individual debtors, with the entire principal balances due upon their respective original maturity dates, which occurred during the period from January through March of 2004.  As of August 25, 2004, the total of the principal balances due under these loans was approximately $1.0 million.  The purchased Company stock has been and can be used by borrowers to satisfy a portion of their loan obligation.  As of August 25, 2004, based on the market price on that day, approximately $315,000, or 30.9% of the note balances, could have been covered by stock, while approximately $705,000, or 69.1%, would have remained outstanding.

In connection with the renegotiation of its senior debt, the Company arranged for the issuance of a letter of credit, entered into on June 7, 2004, for approximately $1.2 million.  That amount is intended as an estimate to cover principal and cumulative accrued interest that was due as of September 30, 2004.  After that date, JPMorgan Chase Bank can use the letter of credit to draw on the current line of credit to pay down any portion of the unpaid officer loans, as well as the accrued interest, for any loans that are in default.  As of the date of this report, JPMorgan Chase Bank has not taken any action to draw upon the letter of credit.

In anticipation of the maturity of its obligation to purchase the loans, the Company worked out settlement agreements with several of the debtors pursuant to which the Company would contribute up to $530,000 under the terms of the settlement agreement.  As of August 25, 2004, the Company has recognized a liability of $530,000 in accrued expenses and other liabilities.

Off-Balance-Sheet Arrangements
The Company has no off-balance-sheet structured financing arrangements; however, under the terms of applicable SEC rules, the Company's obligation to repurchase the officer loans could be deemed a guarantee contract, which the SEC considers an off-balance-sheet arrangement.  If the Company is required to purchase the officer loans, it would have a maximum cash payout exposure of approximately $1.2 million.

Contractual Obligations
As of August 25, 2004, the Company had contractual obligations and other commercial commitments as described below.

	Payments due by Period

		Less than			After
Contractual Obligations	Total	1 Year	2-3 Years	4-5 Years	5 Years

	(In thousands)

Long-term debt obligations	$61,470	$-	$51,470	$-	$10,000 (a)
Capital lease obligations	-	-	-	-	-
Operating lease obligations	30,938	4,186	7,410	5,902	13,440
Purchase obligations	-	-	-	-	-
Other long-term obligations	-	-	-	-	-

Total	$92,408	$4,186	$58,880	$5,902	$23,440

	Amount of Commitment by Expiration Period

		Fiscal Year	Fiscal Years	Fiscal Years
Other Commercial Commitments	Total	2005	2006-2007	2008-2009	Thereafter (b)

	(In thousands)

Letters of credit	$3,432	$3,432	$-	$-	$-
Surety bonds (b)	6,016	-	-	-	6,016

Total	$9,448	$3,432	$-	$-	$6,016

(a)	The note holders have the option to convert the subordinated notes to common stock prior to the expiration date.
(b)

Surety bonds have been placed as a means of collateral for certain prior year workers' compensation policies.  These surety bonds have an effective date of June 1, 2002, and remain in full force and effect until cancelled.  Effective September 29, 2004, the bonds were reduced to approximately $5 million, commensurate with a decrease in collateral requirements.

In addition to the commitments represented in the above tables, the Company enters into a number of cancelable and noncancelable commitments during the year.  Typically, these commitments are for less than a year in duration and are generally focused on food inventory.  The Company does not maintain any long-term or exclusive commitments or arrangements to purchase products from any single supplier.  Substantially all of the Company's product purchase commitments are cancelable up to 30 days prior to the vendor's scheduled shipment date.

Long-term liabilities reflected in the Company's consolidated financial statements as of August 25, 2004, included deferred income taxes ($1.1 million), deferred gain on the sale of property ($382,000), amounts accrued for benefit payments under the Company's supplemental executive retirement plan ($488,000) and deferred compensation agreements ($551,000), accrued insurance reserves ($3.9 million), and reserve for restaurant closings ($500,000).

The Company is also contractually obligated to the chief executive officer and the chief operating officer pursuant to employment agreements.  See the Related Parties section of "Affiliations and Related Parties" for further information.

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

As part of the affiliation with the Pappas entities, the Company leases a facility, the Houston Service Center, in which Luby's has installed a centralized restaurant service center to support field operations.  The building at this location has 22,253 square feet of warehouse space and 5,664 square feet of office space.  It is leased from the Pappas entities by the Company at an approximate monthly rate of $0.24 per square foot.  From this center, Luby's repair and service teams are dispatched to the Company's restaurants when facility or equipment maintenance and servicing are needed.  The facility is also used for repair and storage of new and used equipment.  The amount paid by the Company pursuant to the terms of this lease was approximately $82,000, $79,000, and $78,000 for fiscal 2004, 2003, and 2002, respectively.

The Company previously leased a location from an unrelated third party.  That location is used to house increased equipment inventories due to store closures under the business plan.  The Company considered it more prudent to lease this location rather than to pursue purchasing a storage facility, as its strategy is to focus its capital expenditures on its operating restaurants.  In a separate transaction, the third-party property owner sold the location to the Pappas entities during the fourth quarter of fiscal 2003, with the Pappas entities becoming the Company's landlord for that location effective August 1, 2003.  The storage site complements the Houston Service Center with approximately 27,000 square feet of warehouse space at an approximate monthly rate of $0.21 per square foot.  The amount paid by the Company pursuant to the terms of this lease was approximately $69,000 for fiscal 2004.

In another separate contract, pursuant to the terms of a ground lease dated March 25, 1994, the Company paid rent to PHCG Investments for a Luby's restaurant the Company operated in Dallas, Texas, until that location was closed early in the third quarter of fiscal 2003.  Christopher J. Pappas and Harris J. Pappas are general partners of PHCG Investments.  Preceding the store's closure, the Company entered into a lease termination agreement with a third party unaffiliated with the Pappas entities.  That agreement severed the Company's interest in the PHCG property in exchange for a payment of cash to the Company.  The Company also obtained the right to remove fixtures and equipment from the premises, and it was released from any future obligations under the lease agreement.  The closing of the transaction was completed during the third quarter of fiscal 2003, resulting in a gain of $735,000, and the gross proceeds were used to pay down debt.  The amount paid by the Company pursuant to the terms of this lease before its termination was approximately $42,000 and $85,000 in fiscal 2003 and 2002, respectively.  No costs were incurred under this lease in fiscal 2004.

Late in the third quarter of fiscal 2004, Chris and Harris Pappas became limited partners in a limited partnership which purchased a retail strip center in Houston, Texas.  Messrs. Pappas own a 50% limited partnership interest.  Neither of Messrs. Pappas own any interest in the general partner of the limited partnership.  The general partner of the limited partnership controls the operational decisions of the partnership.  One of the Company's restaurants has rented approximately 7% of the space in that center since July of 1969.  No changes were made to the Company's lease terms as a result of the transfer of ownership of the center to the new partnership.  The amount paid by the Company pursuant to the terms of this lease since the Pappas's inclusion as limited partners was $56,000 in fiscal 2004.  Management is under instruction that no amendments can be made to this lease without the approval of the Finance and Audit Committee.

Affiliated rents paid for the Houston Service Center, the separate storage facility, the Dallas property, and the Houston property leases combined represented 4.8%, 2.8%, and 3.3% of total rents for continuing operations for fiscal 2004, 2003, and 2002, respectively.

The following compares current and prior fiscal year-to-date charges incurred under the Master Sales Agreement, the Affiliate Services Agreement, and affiliated property leases to the Company's total capital expenditures, as well as relative general and administrative expenses and occupancy and other operating expenses included in continuing operations:

	Year Ended

	August 25,	August 27,	August 28,
	2004	2003	2002

	(364 days)	(364 days)	(362 days)
	(In thousands)

AFFILIATED COSTS INCURRED:
General and administrative expenses - professional and other costs	$1	$-	8
Capital expenditures - custom-fabricated and refurbished equipment	113	174	506
Occupancy and other operating expenses, including property leases	170	136	130
Less pass-through amounts to third parties	-	-	(154)

Total	$284	$310	$490

RELATIVE TOTAL COMPANY COSTS:
General and administrative expenses	$19,750	$23,313	$21,196
Capital expenditures	8,921	9,057	13,097
Occupancy and other operating expenses	94,666	91,325	94,981

Total	$123,337	$123,695	$129,274

AFFILIATED COSTS INCURRED AS A PERCENTAGE OF RELATIVE TOTAL COMPANY COSTS
Fiscal year to date	0.23%	0.25%	0.38%

Inception to date	0.29%

Related Parties
In June 2004, new two-year employment contracts were finalized for Chris and Harris Pappas.  As in the past three years, they will both continue to devote their primary time and business efforts to Luby's, while maintaining their roles at Pappas Restaurants, Inc.

TRENDS AND UNCERTAINTIES

Same-Store Sales
The restaurant business is highly competitive with respect to food quality, concept, location, price, and service, all of which may have an effect on same-store sales.  The Company's same-store sales calculation measures the relative performance of a certain group of restaurants.  Specifically, to qualify for inclusion in this group, a store must have been in operation for 18 consecutive accounting periods.  Although management believes this approach leads to more effective year-over-year comparisons, neither the time frame nor the exact practice may be similar to those used by other restaurant companies.

The following shows the same-store sales change for comparative historical quarters:

Fiscal 2004				Fiscal 2003				Fiscal 2002

Q4	Q3	Q2	Q1	Q4	Q3	Q2	Q1	Q4	Q3	Q2	Q1

3.8%	4.8%	1.3%	(2.2)%	(2.4)%	(3.2)%	(0.6)%	(5.1)%	(13.0)%	(13.2)%	(8.6)%	(2.7)%

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

In fiscal 2004, the Company chose a strategy based on offering bundled combination meals in lieu of all-you-can-eat promotions offered in the prior year.  The strategic change began to show positive results in the second quarter and continued through the fiscal year-end.  Additionally, the Company's holiday promotions, which included a focus on Thanksgiving and Christmas in the second quarter and an emphasis on the entire Lenten season in the third quarter, were critical in positively improving the Company's same-store sales performance.

The Company is constantly seeking additional opportunities to lower costs and increase sales.  Notwithstanding the positive results of the most recent three quarters, consistent future declines in same-store sales could cause a reduction in operating cash flow.   Considering that the prior defaults on the Company's original credit facility were eliminated in the fourth quarter of fiscal 2004 with new alternate financing as described previously, significant problems with the new instruments are not currently anticipated.  If, however, severe declines in cash flows were to develop in the future, the new financing agreements could be negatively affected.  As a possible result, the lenders may choose to accelerate the maturity of any outstanding obligation, pursue foreclosure on assets pledged as collateral, and terminate their agreement.

Existing Programs
In addition to those described earlier, the Company has initiated a number of programs since March 2001.  These programs, as listed below, were intended to address the decline in total and same-store sales, while prudently managing costs and increasing overall profitability:
-	Food excellence;
-	Service excellence;
-	Labor efficiency and cost control;
-	Increased emphasis on value, including combination meals;
-	Increased emphasis on employee training and development;
-	Targeted marketing, especially directed at families;
-	Closure of certain underperforming restaurants;
-	Increased emphasis on in-house safety training, accident prevention, and claims management; and
-	New product development.

Impairment
Statement of Financial Accounting Standards (SFAS) No. 144 requires the Company to review long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  The Company considers a history of operating losses or negative cash flows and unfavorable changes in market conditions to be its main indicators of potential impairment.  Assets are generally evaluated for impairment at the restaurant level.  If a restaurant does not meet its financial investment objectives or continues to incur negative cash flows or operating losses, an impairment charge may be recognized in future periods.

Insurance and Claims
Workers' compensation and employee injury claims expense increased in comparison with the prior fiscal year due to a revision in reserve estimates resulting from the use of more comparable Texas nonsubscriber work injury loss history by the Company's provider of actuarial estimates.  Actual claims settlements and expenses may differ from estimated loss provisions.  The Company cannot make any assurances as to the ultimate level of claims under the in-house safety program or whether declines in incidence of claims as well as claims costs experienced under the program will continue in future periods.

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

RESERVE FOR RESTAURANT CLOSINGS

The Company's reserve for restaurant closings is associated with prior disposal plans.  The reserve declined from $1.7 million at August 27, 2003, to $500,000 at August 25, 2004, primarily due to the payment of and reductions in certain accrued lease settlement costs of approximately $1.2 million.  (See Note 7 of the Notes to Consolidated Financial Statements.)

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

Impairment of Long-Lived Assets
The Company periodically evaluates long-lived assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable The Company estimates future cash flows expected to result from the use and possible disposition of the asset and will recognize an impairment loss when the sum of the undiscounted estimated future cash flows is less than the carrying amounts of such assets . The estimates of future cash flows, based on reasonable and supportable assumptions and projections, require management's subjective judgments. The time periods for estimating future cash flows is often lengthy, which increases the sensitivity to assumptions made. Depending on the assumptions and estimates used, the estimated future cash flows projected in the evaluation of long-lived assets can vary within a wide range of outcomes. The Company considers the likelihood of possible outcomes in determining the best estimate of future cash flows. The measurement for such an impairment loss is then based on the fair value of the asset as determined by discounted cash flows or appraisals, if available.

Property Held for Sale
The Company also periodically reviews long-lived assets against its plans to retain or ultimately dispose of properties.  If the Company decides to dispose of a property, it will be moved to property held for sale and actively marketed.  Property held for sale is recorded at amounts not in excess of what management currently expects to receive upon sale, less costs of disposal.  The Company routinely monitors the estimated value of property held for sale and records adjustments to these values as required.  The Company will periodically measure and analyze its estimates against third-party appraisals.

Insurance and Claims
The Company periodically reviews its workers' compensation, work injury, and general liability reserves to ensure reasonableness.  Accrued claims' liabilities are recorded for the estimated ultimate costs to settle both reported claims and claims incurred but not reported.  These estimates are based on actuarially determined ultimate cost estimates adjusted for factors and circumstances surrounding all current and prior year claims as periodically reviewed by the Company's internal risk management staff.  Assumptions and judgments are used in evaluating the effect that the factors and circumstances surrounding reported claims have on estimated claims costs.  Unexpected changes in claim-estimate-related factors and actuarial estimates could result in costs that are materially different than initially reported.  The Company's ongoing in-house safety and claims program focuses on safety training and rigorous scrutiny of new claims, which has reduced costs significantly in comparison to plans previously administered by third parties.  The possibility exists that future claims-related liabilities could increase due to unforeseen circumstances.

Stock-Based Compensation
The Company accounts for its employee stock compensation plans using the intrinsic-value method of accounting set forth in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and the related interpretations.  Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company's stock at the date of grant over the amount an employee must pay to acquire the stock.

NEW ACCOUNTING PRONOUNCEMENTS

SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure, an amendment of FASB Statement No. 123," was issued in December 2002 and is effective for fiscal years ending after December 15, 2002.  SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation.  In addition, this pronouncement amends the disclosure requirements of SFAS No. 123 to require more prominent disclosure in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results.  The Company currently plans to continue to apply the intrinsic-value-based method to account for stock options and is complying with the disclosure requirements of SFAS No. 148.

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

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

The Company is exposed to market risk from changes in interest rates affecting its variable-rate debt.  As of August 25, 2004, $61.5 million, the total amount of debt subject to interest rate fluctuations, was outstanding under its senior debt and subordinated notes.  Assuming a consistent level of debt, a 1% change in interest rates effective from the beginning of the year would result in an increase or decrease in annual interest expense of approximately $615,000.

Although the Company is not currently using interest rate swaps, it has previously used and may in the future use these instruments to manage cash flow risk on a portion of its variable-rate debt.

Item 8.  Financial Statements and Supplementary Data

LUBY'S, INC.
FINANCIAL STATEMENTS

Years Ended August 25, 2004, August 27, 2003, and August 28, 2002
with Report of Independent Registered Public Accounting Firm

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Luby's, Inc.

We have audited the accompanying consolidated balance sheets of Luby's, Inc. at August 25, 2004, and August 27, 2003, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended August 25, 2004.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Luby's, Inc. at August 25, 2004, and August 27, 2003, and the consolidated results of its operations and its cash flows for each of the three years in the period ended August 25, 2004, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 1 to the consolidated financial statements, in 2003 the Company was required to change its method of accounting for discontinued operations.

/s/ERNST & YOUNG LLP

San Antonio, Texas
October 13, 2004

Luby's, Inc.
Consolidated Balance Sheets
	August 25,	August 27,
	2004	2003

	(In thousands)
ASSETS
Current Assets:
Cash and cash equivalents	$1,211	$871
Short-term investments (see Note 2)	4,384	20,498
Trade accounts and other receivables	101	283
Food and supply inventories	2,092	1,798
Prepaid expenses	1,028	3,485
Deferred income taxes (see Note 3)	1,073	180

Total current assets	9,889	27,115
Property held for sale	24,594	32,946
Investments and other assets	3,756	547
Property and equipment - at cost, net (see Note 4)	196,541	217,676

Total assets	$234,780	$278,284

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$15,888	$12,488
Accrued expenses and other liabilities (see Note 5)	25,280	28,257
Convertible subordinated notes, net - related party (see Note 6)	-	6,973
Credit-facility debt (see Note 6)	-	91,559

Total current liabilities	41,168	139,277
Line of credit debt (see Note 6)	28,000	-
Term debt (see Note 6)	23,470	-
Convertible subordinated notes, net - related party (see Note 6)	2,091	-
Other liabilities	5,385	5,252
Deferred income taxes (see Note 3)	1,073	180
Reserve for restaurant closings (see Note 7)	500	1,663
Commitments and contingencies (see Note 8)	-	-

Total liabilities	101,687	146,372

SHAREHOLDERS' EQUITY
Common stock, $.32 par value; authorized 100,000,000 shares, issued 27,410,567 and 27,403,067 shares in fiscal 2004 and 2003, respectively	8,771	8,769
Paid-in capital	43,564	36,916
Deferred compensation	-	(679)
Retained earnings	185,529	191,968
Less cost of treasury stock, 4,933,063 and 4,946,771 shares in fiscal 2004 and 2003, respectively	(104,771)	(105,062)

Total shareholders' equity	133,093	131,912

Total liabilities and shareholders' equity	$234,780	$278,284

See accompanying notes.

Luby's, Inc.
Consolidated Statements of Operations
	Year Ended

	August 25,	August 27,	August 28,
	2004	2003	2002

	(In thousands except per share data)

SALES	$308,817	$303,959	$318,656
COSTS AND EXPENSES:
Cost of food	83,200	82,563	80,841
Payroll and related costs	85,431	87,503	100,899
Occupancy and other operating expenses	94,666	91,325	94,981
Depreciation and amortization	16,876	17,464	17,472
Voluntary severance costs (see Note 5)	860	-	-
General and administrative expenses	19,750	23,313	21,196
Provision for asset impairments and restaurant closings (see Note 7)	727	2,100	271

	301,510	304,268	315,660

INCOME (LOSS) FROM OPERATIONS	7,307	(309)	2,996
Interest expense	(8,094)	(7,610)	(7,676)
Other income, net	2,691	7,071	2,368

Income (loss) before income taxes	1,904	(848)	(2,312)
Provision (benefit) for income taxes (see Note 3):
Current	-	-	(2,255)
Deferred	-	-	2,217

	-	-	(38)

Income (loss) from continuing operations	1,904	(848)	(2,274)
Discontinued operations, net of taxes (see Note 7)	(8,343)	(32,246)	(7,379)

NET INCOME (LOSS)	$(6,439)	$(33,094)	$(9,653)

Income (loss) per share from continuing operations: Basic (see Note 15)	$0.08	$(0.04)	$(0.10)
Assuming dilution(see Note 15)	0.08	(0.04)	(0.10)
Income (loss) per share from discontinued operations: Basic(see Note 15)	(0.37)	(1.43)	(0.33)
Assuming dilution (see Note 15)	(0.37)	(1.43)	(0.33)
Net income (loss) per share: Basic (see Note 15)	(0.29)	(1.47)	(0.43)
Assuming dilution (see Note 15)	$(0.29)	$(1.47)	$(0.43)

Weighted-average shares outstanding: Basic	22,470	22,451	22,428
Assuming dilution	22,619	22,451	22,428

See accompanying notes.

Luby's, Inc.
Consolidated Statements of Shareholders' Equity

(In thousands)

								Accumulated
	Common Stock							Other	Total

	Issued		Treasury		Paid-In	Deferred	Retained	Comprehensive	Shareholders'

	Shares	Amount	Shares	Amount	Capital	Compensation	Earnings	Income (Loss)	Equity

Balance at August 31, 2001	27,403	$8,769	(4,980)	$(105,771)	$37,181	$(3,299)	$234,715	$(592)	$171,003
Net income (loss) for the year	-	-	-	-	-	-	(9,653)	-	(9,653)
Reclassification adjustment for loss recognized on termination of interest rate swaps, net of taxes of $318	-	-	-	-	-	-	-	592	592
Noncash stock compensation expense	-	-	-	-	-	1,310	-	-	1,310
Common stock issued under nonemployee director benefit plans	-	-	10	214	154	-	-	-	368

Balance at August 28, 2002	27,403	$8,769	(4,970)	$(105,557)	$37,335	$(1,989)	$225,062	$-	$163,620
Net income (loss) for the year	-	-	-	-	-	-	(33,094)	-	(33,094)
Noncash stock compensation expense	-	-	-	-	-	1,310	-	-	1,310
Common stock issued under nonemployee director benefit plans	-	-	23	495	(419)	-	-	-	76

Balance at August 27, 2003	27,403	$8,769	(4,947)	$(105,062)	$36,916	$(679)	$191,968	$-	$131,912
Net income (loss) for the year	-	-	-	-	-	-	(6,439)	-	(6,439)
Noncash stock compensation expense	-	-	-	-	-	679	-	-	679
Net change in value of beneficial conversion feature on the convertible subordinated notes	-	-	-	-	6,901	-	-	-	6,901
Common stock issued under nonemployee director benefit plans	-	2	14	291	(291)	-	-	-	2
Common stock issued under employee benefit plans	8	-	-	-	38	-	-	-	38

Balance at August 25, 2004	27,411	$8,771	(4,933)	$(104,771)	$43,564	$-	$185,529	$-	$133,093

See accompanying notes.

Luby's, Inc.
Consolidated Statements of Cash Flows
	Year Ended

	August 25,	August 27,	August 28,
	2004	2003	2002

	(In thousands)

Cash flows from operating activities:
Net income (loss)	$(6,439)	$(33,094)	$(9,653)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Provision for (reversal of) asset impairments, net of gains on property sales - discontinued operations	2,147	17,013	43
Provision for (reversal of) asset impairments and restaurant closings	727	2,100	271
Depreciation and amortization - continuing operations	16,876	17,464	17,472
Depreciation and amortization - discontinued operations	335	2,619	4,170
Amortization of deferred loss on interest rate swaps	-	-	910
Amortization of discount on convertible subordinated notes	2,020	1,090	482
Amortization of debt issuance cost	302	-	-
(Gain) loss on disposal of property held for sale	-	(3,222)	(1,330)
(Gain) loss on disposal of property and equipment	(2,154)	(3,364)	270
Noncash nonemployee directors' fees	-	76	313
Noncash executive compensation expense	679	1,310	1,310

Cash (used in) provided by operating activities before changes in operating assets and liabilities	14,493	1,992	14,258
Changes in operating assets and liabilities:
(Increase) decrease in trade accounts and other receivables	182	(98)	173
(Increase) decrease in food and supply inventories	(294)	399	504
(Increase) decrease in income tax receivable	-	7,245	(637)
(Increase) decrease in prepaid expenses	2,457	(1,818)	1,098
(Increase) decrease in other assets	408	(201)	251
Increase (decrease) in accounts payable	3,225	(6,589)	5,381
Increase (decrease) in accrued expenses and other liabilities	(2,844)	6,632	(9,560)
Increase (decrease) in deferred income taxes	-	(2,734)	4,791
Increase (decrease) in reserve for restaurant closings	(1,163)	(210)	(1,651)

Net cash (used in) provided by operating activities	16,464	4,618	14,608

Cash flows from investing activities:
(Increase) decrease in short-term investments	16,114	3,624	(4,138)
Proceeds from disposal of property held for sale	17,067	19,178	3,609
Proceeds from disposal of property and equipment	3,585	7,813	-
Purchases of property and equipment	(8,921)	(9,057)	(13,097)

Net cash (used in) provided by investing activities	27,845	21,558	(13,626)

Cash flows from financing activities:
Repayment of debt	(104,290)	(26,889)	(3,552)
Issuance of debt	64,200	-	-
Debt issuance cost	(3,920)	-	-
Proceeds received on the exercise of employee stock options	41	-	55

Net cash (used in) provided by financing activities	(43,969)	(26,889)	(3,497)

Net increase (decrease) in cash	340	(713)	(2,515)
Cash and cash equivalents at beginning of year	871	1,584	4,099

Cash and cash equivalents at end of year	$1,211	$871	$1,584

See accompanying notes.

Luby's, Inc.
Notes to Consolidated Financial Statements

Fiscal Years 2004, 2003, and 2002

Note 1.  Nature of Operations and Significant Accounting Policies

Nature of Operations
Luby's, Inc., is based in San Antonio, Texas (through December 3, 2004, thereafter, in Houston, Texas).  As of August 25, 2004, the Company owned and operated 138 restaurants, with 128 in Texas and the remainder in four other states.  The Company's restaurants are located convenient to shopping and business developments as well as to residential areas.  Accordingly, the restaurants appeal primarily to shoppers, travelers, store and office personnel at lunch, and to families at dinner.

Principles of Consolidation
The accompanying consolidated financial statements include the accounts of Luby's, Inc. and its wholly owned subsidiaries.  Luby's, Inc. was restructured into a holding company on February 1, 1997, at which time all of the operating assets were transferred to Luby's Restaurants Limited Partnership, a Texas limited partnership composed of two wholly owned, indirect corporate subsidiaries of the Company.  All restaurant operations are conducted by the partnership.  Unless the context indicates otherwise, the word "Company" as used herein includes Luby's, Inc., the partnership, and the consolidated corporate subsidiaries of Luby's, Inc.  All significant intercompany accounts and transactions have been eliminated in consolidation.

Cash and Cash Equivalents
Cash and cash equivalents include highly liquid investments such as money market funds that have a maturity of three months or less.  Amounts receivable from credit card companies are also considered cash equivalents because they are both short-term and highly liquid in nature and are typically converted to cash within three days of the sales transaction.

Inventories
The food and supply inventories are stated at the lower of cost (first-in, first-out) or market.

Property Held for Sale
As further discussed in Note 7, property held for sale is recorded at amounts not in excess of what management currently expects to receive upon sale, less costs of disposal.  The Company routinely monitors the estimated value of property held for sale and records adjustments to these values as required.

Debt Issuance Costs
Debt issuance costs include costs incurred in connection with the refinancing of the Company's debt in fiscal year 2004.  These costs are amortized using the effective interest method over the respective term of the debt to which they specifically relate.

Financial Instruments
The estimated fair value of financial instruments held by the Company approximates the carrying value.

Self-Insurance Accruals
The Company self-insures a significant portion of expected losses under our workers' compensation, work injury, and general liability programs.  Accrued liabilities have been recorded based on estimates of the ultimate costs to settle incurred claims, both reported and not yet reported.  These recorded estimated liabilities are based on judgments and independent actuarial estimates, which include the use of claim-development factors based on loss history; economic conditions; the frequency or severity of claims and claim development patterns; and claim reserve, management, and settlement practices.

Comprehensive Income
Comprehensive income (loss) includes adjustments for certain revenues, expenses, gains, and losses that are excluded from net income in accordance with U.S. generally accepted accounting principles, such as adjustments to the interest rate swaps.

Revenue Recognition
Revenue from restaurant sales is recognized when food and beverage products are sold.  Unearned revenues are recorded as a liability for dining cards that have been sold but not yet redeemed and are recorded at their expected redemption value.  When dining cards are redeemed, revenue is recognized and unearned revenue is reduced.

Advertising Expenses
Advertising costs are expensed as incurred.  Management changed its strategic focus in fiscal 2004 to an increased emphasis in this area.  Total advertising expense was $4.1 million, $1.1 million, and $889,000 in fiscal 2004, 2003, and 2002, respectively, of which $54,000, $120,000, and $0 in fiscal 2004. 2003, and 2002, respectively, related to stores included in discontinued operations and was reclassified accordingly.

Depreciation and Amortization
The Company depreciates the cost of plant and equipment over their estimated useful lives using the straight-line method.  Leasehold improvements are amortized over the related lease lives, which are in some cases shorter than the estimated useful lives of the improvements.

Impairment of Long-Lived Assets
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

Discontinued Operations
In August 2001, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets."  The Company was required to adopt SFAS No. 144 as of August 29, 2002.  The adoption of SFAS No. 144 extended the reporting of discontinued operations to all components of an entity from a segment of an entity.  Beginning in fiscal 2003, all qualifying disposal plans were reported as discontinued operations, and operations related to those disposals in prior years were reclassified as required.  The results of disposal plans prior to the adoption continue to be included in continuing operations for all periods presented.

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

The following table illustrates the effect on net income (loss) and earnings (loss) per share if the Company had converted to the fair-value method of expensing stock options, as alternatively allowed under SFAS No. 123:

	August 25,	August 27,	August 28,
	2004	2003	2002

	(In thousands)

Net income (loss), as reported	$(6,439)	$(33,094)	$(9,653)
Add: Stock-based employee compensation expense included
in reported net income (loss), net of related tax effects (a)	679	1,310	852
Deduct: Total stock-based employee compensation expense determined
under fair-value-based method for all awards, net of related tax effects (a)	(1,208)	(2,861)	(3,662)

Pro forma net income (loss)	$(6,968)	$(34,645)	$(12,463)

Earnings per share as reported:
Basic	$(0.29)	$(1.47)	$(0.43)
Assuming dilution	$(0.29)	$(1.47)	$(0.43)

Pro forma earnings per share:
Basic	$(0.31)	$(1.54)	$(0.56)
Assuming dilution	$(0.31)	$(1.54)	$(0.56)

(a)	Income taxes have been offset by a valuation allowance. See Note 3 of Notes to Consolidated Financial Statements.

Derivative Financial Instruments
The Company adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," and its amendments, Statement Nos. 137 and 138, on September 1, 2000.  SFAS No. 133 requires that all derivative instruments be recorded on the balance sheet at fair value.  The Company did not have any derivative instruments in fiscal 2004 or 2003.

Earnings Per Share
The Company presents basic income (loss) per common share and diluted loss per common share in accordance with SFAS No. 128, "Earnings Per Share."  The convertible subordinated notes have been excluded from the calculation of potentially dilutive shares since they are antidilutive.  Basic income (loss) per share is computed by dividing net income (loss) by the weighted-average number of shares outstanding during each period presented.  In fiscal years 2004, 2003, and 2002, dilutive shares had a minimal effect on income (loss) per share.

Accounting Periods
The Company's fiscal year consists of 13 four-week periods ending on the last Wednesday in August.

Use of Estimates
In preparing financial statements in conformity with U.S. generally accepted accounting principles, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reporting period.  Actual results could differ from these estimates.

New Accounting Pronouncements
SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure, an amendment of FASB Statement No. 123," was issued in December 2002 and is effective for fiscal years ending after December 15, 2002.  SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation.  In addition, this pronouncement amends the disclosure requirements of SFAS No. 123 to require more prominent disclosure in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results.  The Company currently plans to continue to apply the intrinsic-value based method to account for stock options and is complying with the disclosure requirements of SFAS No. 148.

Reclassifications
Where applicable, prior period results have been reclassified to show the retroactive effect of discontinued operations per the business plan.  Reclassification facilitates more meaningful comparability to the Company's current information.  As stores are closed in the future and presented in discontinued operations, quarterly and annual financial amounts, where applicable, will be reclassified for further comparability.  Certain other reclassifications of prior period results have been made to conform to the current year presentation.

Note 2.  Cash and Cash Equivalents and Short-Term Investments

The Company manages its cash and cash equivalents and short-term investments jointly in order to internally fund operating needs.  Short-term investments as of August 25, 2004, and August 27, 2003, consisted primarily of money market funds and time deposits.  As of August 25, 2004, approximately $2.2 million of the $4.4 million of the Company's short-term investments was pledged as collateral for four separate letters of credit.  There have been no draws upon these letters of credit.

	August 25,	August 27,
	2004	2003

	(In thousands)
Cash and cash equivalents	$1,211	$871
Short-term investments	4,384	20,498

Total cash and cash equivalents and short-term investments	$5,595	$21,369

The Company's combined cash and cash equivalents and short-term investments balance declined from $21.4 million as of August 27, 2003, to $5.6 million as of August 25, 2004.  The decline was primarily attributed to a $19.8 million debt paydown in fiscal 2004.

Note 3.  Income Taxes

The following is a summarization of deferred income tax assets and liabilities as of the current and prior fiscal year-end:

	August 25,	August 27,
	2004	2003

	(In thousands)
Deferred long-term income tax liability	$(1,073)	$(180)
Plus: Deferred short-term income tax asset	1,073	180

Net deferred income tax liability	$-	$-

The following table details the categories of income tax assets and liabilities resulting from the cumulative tax effects of temporary differences as of the end of each period presented:

	August 25,	August 27,
	2004	2003

	(In thousands)
Deferred income tax assets:
Workers' compensation, employee injury, and general liability claims	$2,552	$2,429
Deferred compensation	2,302	2,283
Asset impairments and restaurant closure reserves	15,313	20,224
Net operating losses	16,032	11,086
General business credits	529	384

Subtotal	36,728	36,406
Valuation allowance	(19,269)	(17,643)

Total deferred income tax assets	17,459	18,763
Deferred income tax liabilities:
Depreciation and amortization	15,588	15,965
Other	1,871	2,798

Total deferred income tax liabilities	17,459	18,763

Net deferred income tax liability	$-	$-

Relative only to continuing operations, the reconciliation of the expense (benefit) for income taxes to the expected income tax expense (benefit) - computed using the statutory tax rate - was as follows:

	2004		2003		2002

	Amount	%	Amount	%	Amount	%

	(In thousands and as a percent of pretax income)

Income tax expense (benefit) from continuing operations at the federal rate	$666	35.0%	$(297)	(35.0)%	$(809)	(35.0)%
Permanent and other differences	773	40.6	470	55.4	771	33.4
Change in valuation allowance	(1,439)	(75.6)	(173)	(20.4)	-	-

Income tax expense (benefit) from continuing operations	$-	-%	$-	-%	$(38)	(1.6)%

For the fiscal year ended August 25, 2004, including both continuing and discontinued operations, the Company generated gross taxable operating losses of approximately $14.1 million, which will fully expire in 2024 if not utilized.  The tax benefit for book purposes was netted against a valuation allowance because loss carrybacks were exhausted with the fiscal 2002 tax filing, making the realization of loss carryforwards uncertain.

For the 2003 fiscal year, including both continuing and discontinued operations, the Company generated gross taxable operating losses of approximately $31.7 million, which will fully expire in 2023 if not utilized.   Due to the Company's cumulative loss position, no federal income taxes were paid in fiscal 2004 or fiscal 2003.

The Company's federal income tax returns have been periodically reviewed by the Internal Revenue Service.  The Company's  2002, 2001, and 2000 returns are currently under review.  Management believes that adequate provisions for income taxes have been reflected in the financial statements and is not aware of any significant exposure items that have not been reflected in the financial statements.

Note 4.  Property and Equipment

The cost and accumulated depreciation of property and equipment at August 25, 2004, and August 27, 2003, together with the related estimated useful lives used in computing depreciation and amortization, were as follows:

	August 25,	August 27,	Estimated
	2004	2003	Useful Lives

	(In thousands)
Land	$51,536	$55,259	─
Restaurant equipment and furnishings	107,481	108,183	3 to 15 years
Buildings	180,210	191,521	20 to 33 years
Leasehold and leasehold improvements	20,207	21,989	Term of leases
Office furniture and equipment	6,845	11,710	5 to 10 years
Transportation equipment	421	574	5 years

	366,700	389,236
Less accumulated depreciation and amortization	(170,159)	(171,560)

Property and equipment	$196,541	$217,676

Note 5.  Current Accrued Expenses and Other Liabilities

Current accrued expenses and other liabilities as of the current and prior fiscal year-end consisted of:

	August 25,	August 27,
	2004	2003

	(In thousands)

Salaries, compensated absences, incentives, and bonuses	$5,669	$5,476
Voluntary severance costs	860	-
Taxes, other than income	4,074	6,951
Accrued claims and insurance	5,979	5,584
Income taxes	7,274	7,279
Rent, legal, and other	1,424	2,967

	$25,280	$28,257

During the third quarter of fiscal 2004, Luby's announced it will consolidate all of the Company's corporate operations in one city by moving its corporate headquarters to Houston, Texas.  This move will be completed by the end of the 2004 calendar year.  In accordance with SFAS No. 88, "Employers Accounting for Settlements and Curtailments of Defined benefit Pension Plans and for Termination Benefits," the Company recorded a liability and reported in accrued expenses and other liabilities and recognized an expense in the Company's consolidated statements of operations of $860,000 under voluntary severance costs.  The liability and related expense represent the cost to the Company for the voluntary severance agreements accepted by employees during the fourth quarter of fiscal 2004.  Other related relocation costs are expected to be incurred within the next two fiscal quarters and will be recognized in accordance with SFAS No. 146," Accounting for Costs Associated with Exit or Disposal Activities and Expensed as Incurred."

Note 6.  Debt

Previous Senior Debt
During the mid-1990's, the Company entered into a revolving line of credit with a group of four banks.  The line was primarily used for financing long-term objectives, including capital acquisitions and a stock repurchase program.  These large demands of cash contributed to the capacity under that credit facility being fully exhausted in fiscal 2001.

Since that time, management has financed the Company's capital acquisitions and working capital needs through careful cash management and the provision of an additional $10 million in subordinate financing from the Company's CEO and the COO.  The additional subordinate financing was funded toward the end of fiscal 2001.  Although no further borrowings were allowed under the senior credit facility, the bank group subsequently authorized an extension of its maturity date through April 2003.

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

Even though the lack of partial refinancing caused a technical default in fiscal 2003, the Company was consistently in compliance with its financial performance covenants.  Additionally, no default in interest payments due under the credit facility occurred.

The Business Plan Facilitates Transition to Reduced Debt and New Financing
In addition to the Company's primary goal to successfully negotiate suitable replacement debt, management has also been concentrating on implementing its business plan.  With its focus on returning the Company to profitability, this plan was approved in March of fiscal 2003 and is still in effect.

As a complement to the profit objective, the plan called for the closure of certain underperforming stores.  Through fiscal 2004, 55 restaurants have been closed in accordance with the plan.  In turn, in the cases where the locations were owned, the proceeds from any property sales were used to pay down the line of credit.

New Senior Debt
In the fourth quarter of fiscal 2004, the Company successfully refinanced its existing senior credit facility with two new instruments.  The first is a secured, three-year line of credit for $50 million.  Of the total line, only $36.3 million was originally drawn in connection with the refinancing.  This instrument was funded by a new group of independent lenders.  JPMorgan Chase Bank is the only lender from the prior bank group that is participating in the new line of credit.  Similar to the prior credit facility, the new bank group that is funding this instrument is also a syndicate of four banks.

At any time throughout the term of the loan, the Company has the option to elect one of two bases of interest rates.  One interest rate option is the greater of the federal funds effective rate plus 0.5% or prime increased by an applicable spread that ranges from 1.5% to 2.5%.  The other interest rate option is LIBOR (London InterBank Offered Rate) increased by an applicable spread that ranges from 3.0% to 4.0%.  The applicable spread under each option is dependent upon certain measures of the Company's financial performance at the time of election.  Quarterly, the Company also pays a commitment fee on the unused portion of the line of credit.  Again, dependent upon the Company's performance, the rate varies from 0.5% to 0.75%.

In addition to the new line of credit, the Company concurrently negotiated another secured, three-year term loan for $27.9 million.  The term loan was funded by a third-party financial institution not related to any member of the bank group that funded the new line of credit.

The interest rate under the term loan is LIBOR plus an applicable spread that ranges from its highest level of 7.5% at the loan's inception to the lowest level of 6.0%, which is effective when 75% of the loan's outstanding balance has been paid down.  No periodic principal payments are required other than net proceeds from properties currently marked for sale, and any balance remaining at the loan's maturity must be paid in full.

During the fourth quarter of fiscal 2004, $2.1 million in proceeds from property sales were used to reduce the Company's balance under its prior credit facility.  To complete the refinancing, the Company used $15.4 million of its cash and short-term investments to satisfy the remaining balance outstanding under the prior credit facility and pay refinancing costs on the new senior debt.  In the fourth quarter of fiscal 2004, as a result of the refinancing, the Company's new senior debt was in good standing.  Pursuant to the terms of the Subordination and Intercreditor Agreement dated June 7, 2004, if the new senior debt were to be in default at some time in the future, Chris and Harris Pappas have a contractual right (but no obligation) to purchase those loans.

Both the line of credit and the term loan allow for $11 million in annual capital expenditures plus 50% of the unused prior-year allowance.  Both agreements allow for additional spending if the Company surpasses certain financial ratios.

At August 25, 2004, the Company's outstanding senior debt balance was $51.5 million.  From its new revolving line of credit, the Company had an outstanding debt balance of $28.0 million.  This level is down $8.3 million from its original drawn amount of $36.3 million, which occurred in June 2004.  Of the $8.3 million reduction, $2.7 million was derived from a sale leaseback of one property, and $5.6 million was from excess cash.  From its term loan, the Company had an outstanding debt balance of $23.5 million.  This level is down $4.4 million from its original note balance of $27.9 million, which also occurred in June 2004.  The reduction was primarily made with proceeds received on the sale of properties.  Of the $50 million total commitment under the line of credit, $20.8 million was available to the Company at August 25, 2004.

Additionally, as of August 25, 2004, the Company has approximately $2.2 million available under letters of credit through a separate arrangement with another bank.

The interest rate applicable to the revolving line of credit was LIBOR plus 3.75% at August 25, 2004.  The interest rate on the term loan at August 25, 2004, was LIBOR plus 7.5%.  Comparatively, at the end of fiscal 2003, the credit-facility debt had an interest rate of prime plus 4.0%.

The Company's outstanding senior debt at August 27, 2003, was $91.6 million compared to $51.5 million at August 25, 2004.  The $40.1 million reduction was due to $20.3 million in proceeds from property sales and $19.8 million from excess cash reserves.

Both the new line of credit and the term loan contain financial performance covenants, provisions limiting the use of the Company's cash, and descriptions of certain events of default that could be triggered by changes in the Company's relationship with its CEO and its COO.  Provisions limiting the use of the Company's cash include a maximum annual capital expenditure (as mentioned above); the exclusion of the Company to directly purchase any equity interests or any other securities of any unrelated Company (except those permitted investments); a maximum annual expenditure for both capital and operating leases; and the Company may declare and pay dividends on its common stock payable in additional shares of its common stock, but not in cash.  As the focus continues toward further strengthening operational and financial performance, management believes that the two new debt instruments will provide the proper level of financing to improve its liquidity.  Additionally, the Company expects to be able to maintain compliance with the specific requirements of each agreement.

As of August 25, 2004, $195.5 million of the Company's total book value, or 83.3% of its total assets, was pledged as collateral.  These pledged assets included the Company's owned real estate, improvements, equipment, and fixtures.

For information on the letter of credit issued under the line of credit for officer loans currently guaranteed by the Company for any notes still in default as of September 30, 2004, see Note 8.

Subordinated Notes
As mentioned earlier, in the fourth quarter of fiscal 2001, the Company's CEO, Christopher J. Pappas, and Harris J. Pappas, the Company's COO, formally loaned the Company a total of $10 million in exchange for convertible subordinated notes.  The notes, as formally executed, bore interest at LIBOR plus 2.0%, payable quarterly.

Between the fourth quarter of fiscal 2003 and the fourth quarter of fiscal 2004, the subordinated notes were in default because of cross-default provisions that were tied to the Company's original credit facility. The subordinated notes were amended during the fourth quarter of fiscal 2004, in conjunction with refinancing the senior debt. The Company paid the lenders all of the previously accrued interest that could not be paid while the senior debt was in default.  As a result of these developments, the Company's subordinated notes are no longer in default.

The original notes were convertible into the Company's common stock at $5.00 per share for 2.0 million shares.  This arrangement created a beneficial conversion feature recorded as a discount to debt with an offset to paid-in capital.  The Company has amortized the discount on the original notes through increased noncash charges to interest expense since its origination in fiscal 2001.  For accounting purposes, the modification of these notes requires the original beneficial conversion feature to be extinguished and the unamortized portion of the original discount to be accelerated; the net effect of which resulted in a $125,000 financial benefit in the fourth quarter of fiscal 2004.

The interest on the modified seven-year notes is prime plus 5.0% for as long as the senior debt equals or exceeds $60 million.  When the senior debt is reduced below $60 million, interest will be prime plus 4.0%.  In either case, the rate cannot exceed 12.0% or the maximum legal rate.

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

The carrying value of the notes, net of the unamortized discount, at August 25, 2004, was approximately $2.1 million, while at August 27, 2003, was approximately $7.0 million.

The Company has agreed to reserve shares held in treasury for issuance to the holders of the subordinated notes upon conversion of the debt.  The Company's treasury shares have also been reserved for two other purposes - the issuance of shares to Messrs. Pappas upon exercise of the options granted to them on March 9, 2001, and for shares issuable under the Company's Nonemployee Director Phantom Stock Plan.  In accordance with an agreement between Messrs. Pappas and the Company dated June 7, 2004, Chris and Harris Pappas have agreed to limit their exercise of stock options to a number that will ensure the "net treasury shares available" are not exceeded.    Pursuant to the terms of that agreement, the Company indicated that it will use reasonable efforts to list on the New York Stock Exchange additional shares which would permit full exercise of those options.  "Net Treasury Shares Available" is defined in the debt agreements as the number of shares of common stock then held by the Company in treasury, minus the number of shares of common stock issuable or issued after the June 7, 2004, under the Nonemployee Director Phantom Stock Plan, minus the number of shares of common stock issuable or issued upon conversion of the subordinated notes, calculated assuming the lowest conversion price stated in the subordinated notes.

Schedule of Outstanding Debt

August 25, 2004

(In thousands)

Line of credit	$28,000
Term loan	23,470
Subordinate notes	10,000

Total debt	61,470
Less discount on subordinate notes	(7,909)

Total	53,561

The long-term debt repayments are due as follows:

(In thousands)

2005	$-
2006	-
2007	51,470
2008	-
2009	-
Thereafter	10,000

$61,470

Interest Expense
Total interest expense incurred for 2004, 2003, and 2002 was $10.2 million, $10.3 million, and $10.3 million, respectively.  Excluding the deferred interest payments and the debt discount amortization on the Company's subordinated notes described above, interest paid approximated $7.9 million, $8.8 million, and $9.8 million in fiscal 2004, 2003, and 2002, respectively.

Interest expense of approximately $2.2 million, $2.7 million, and $2.6 million in fiscal years 2004, 2003, and 2002, respectively, has been allocated to discontinued operations based upon the debt that is required to be repaid as a result of the disposal transactions.  After the initiation of the debt refinancing in the fourth quarter of fiscal 2004, only the interest relating to the term loan is reclassified to discontinued operations.  No interest was capitalized on qualifying properties in 2004, 2003, or 2002.

Note 7.  Impairment of Long-Lived Assets and Store Closings /Discontinued Operations

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

The Company incurred the following impairment charges to income from operations:

	Year Ended

	August 25,	August 27,	August 28,
	2004	2003	2002

	(364 days)	(364 days)	(362 days)
	(In thousands)

Provision for asset impairments and restaurant closings	$727	$2,100	$271

EPS decrease - basic	$0.03	$0.09	$0.01

The change from fiscal 2003 to 2004 of $1.4 million related to a decrease in impairments.   Fiscal 2004 principally includes reductions in property values that resulted from changes in market conditions offset by an impairment reversal on the disposal of a property that was previously written down.

Discontinued Operations
From the inception of the current business plan in fiscal 2003 to August 25, 2004, the Company closed 55 operating stores.  The operating results of these locations have been reclassified and reported as discontinued operations for all periods presented as required by Statement of Financial Accounting Standards (SFAS) No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets."  SFAS No. 144 establishes a single accounting model for long-lived assets to be disposed of by sales and broadens the presentation of discontinued operations to include more disposal transactions.  The Company adopted SFAS No. 144 in the first quarter of fiscal 2003, as required.  The following are the sales and pretax losses reported for all discontinued locations:

	Year Ended

	August 25,	August 27,	August 28,
	2004	2003	2002

	(364 days)	(364 days)	(362 days)
	(In thousands)

Sales	$4,175	$55,512	$80,409
Pretax losses	(8,343)	(32,246)	(12,047)

During fiscal 2003, after the original designation of stores to be closed, two were removed from the list and replaced by two other locations.  Specifically, one in Bossier City, Louisiana, and one in Houston, Texas, were neutrally exchanged for one location in San Antonio, Texas, and one in Lufkin, Texas.  In the first quarter of fiscal 2004, a prior joint-venture seafood location was adopted into the plan.  Then in the second quarter of fiscal 2004, two additional locations - Garland, Texas, and New Braunfels, Texas - were also adopted into the plan.  In the third quarter of fiscal 2004, Nacogdoches, Texas, and Texarkana, Texas, were adopted into the plan.  In the fourth quarter of fiscal 2004, the Company's location in Seguin, Texas, was closed and adopted into the plan.

Pursuant to the business plan and expectations of its bank group, the Company has continued to apply the proceeds from the sale of closed restaurants to pay down its senior debt.  Of the total paid down in fiscal 2004 and 2003, $15.3 million and $10.6 million, respectively, resulted from sales proceeds related to business plan assets.  Of the total amount noted on the balance sheet as of August 25, 2004, the Company also had 22 properties recorded at $19.8 million in property held for sale, which related to the business plan.  Management therefore estimates the total amount of proceeds to be applied to outstanding debt for the current fiscal year and future business plan disposals was the combined amount of $35.1 million ($15.3 million and $19.8 million noted herein).

In accordance with EITF 87-24, "Allocation of Interest to Discontinued Operations," interest on debt that is required to be repaid as a result of a disposal transaction should be allocated to discontinued operations.  For fiscal 2004, 2003, and 2002, respectively, $2.2 million, $2.7 million, and $2.6 million was allocated to discontinued operations.  The basis of the allocation to discontinued operations was an application of the credit facility's historical effective interest rates to the portion of the estimated total debt that equals the amount related to current and future business plan disposals as explained in the previous paragraph.

Relative to the business plan, as the Company has formally settled lease terminations or has reached definitive agreements to terminate leases, the related charges have been recorded.  For fiscal 2004, no lease exit costs associated with the business plan met this criteria and, consequently, were not accrued as of that date.  Furthermore, the Company did not accrue future rental costs in instances where locations closed; however, management has the ability to sublease at amounts equal to or greater than the rental costs.  The Company does not accrue employee settlement costs; these charges are expensed as incurred.

The following summarizes discontinued operations for fiscal years 2004, 2003, and 2002:

	Year Ended

	August 25,	August 27,	August 28,
	2004	2003	2002

	(364 days)	(364 days)	(362 days)
	(In thousands)

Impairments	$(6,237)	$(19,776)	$-
Gains	4,090	2,190	-

Net impairments	(2,147)	(17,586)	-
Other	(6,196)	(14,660)	(7,379)

Discontinued operations, net of taxes	(8,343)	(32,246)	(7,379)

Effect on EPS from net impairments - decrease (increase) - basic	$(0.10)	$(0.78)	$-

Effect on EPS from discontinued operations - decrease (increase) - basic	$(0.37)	$(1.43)	$(0.33)

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

Property Held for Sale
At August 25, 2004, the Company had a total of 26 properties recorded at $24.6 million in property held for sale, including the 22 properties and $19.8 million mentioned in the previous section of this note.  Of the 26 total properties, three are related to prior disposal plans and one is the corporate office property in San Antonio, Texas.  The Company is actively marketing the locations currently classified in property held for sale and will use the proceeds to pay down debt as those transactions are completed.

In the third quarter of fiscal 2004, one property in Dallas, Texas, formerly designated as a property held for sale was transferred to property held for future use as it was expected to be used in another capacity.   In the fourth quarter of fiscal 2004, the property was transferred out of property held for future use back to property held for sale as the Company determined that the property would best be utilized by being sold, with the proceeds being used to pay down debt.

A rollforward of property held for sale for fiscal 2003 and 2004 is provided below:

Property Held for Sale

Balance as of August 28, 2002	$8,144
Net transfers to/from property held for sale	51,062
Disposals	(13,876)
Net impairment charges	(12,384)

Balance as of August 27, 2003	32,946
Net transfers to/from property held for sale	11,366
Disposals	(13,253)
Net impairment charges	(6,465)

Balance as of August 25, 2004	$24,594

Reserve for Restaurant Closings
At August 25, 2004, and August 27, 2003, the Company had a reserve for restaurant closings of $500,000 and $1.7 million, respectively.  The reserve balances as of the end of both periods related to the 2001 asset disposal plan and were comprised of estimated lease settlement costs.  The settlement costs were accrued in accordance with EITF 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity," which was appropriate for disposal plans initiated before the Company's fiscal 2003 adoption of SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities."  Since the implementation of SFAS No. 146, lease settlement costs have been expensed as incurred.

Relative to the fiscal 2001 disposal plan, the following summarizes the amounts recognized as cash payments, including actual lease settlements, as well as other reductions.  Other reductions include certain accrual reversals for settlements that have been more favorable than originally expected and were recorded in discontinued operations after their eventual closure.

	Reserve Balance (2001 Disposal Plan)

	Lease Settlement	Other Exit
	Costs	Costs	Total Reserve

	(In thousands)

Balances at August 31, 2001	$4,206	$300	$4,506
Additions (reductions)	(373)	-	(373)
Cash payments	(856)	(163)	(1,019)

Balances at August 28, 2002	2,977	137	3,114
Additions (reductions)	(1,163)	(78)	(1,241)
Cash payments	(151)	(59)	(210)

Balances at August 27, 2003	1,663	-	1,663
Additions (reductions)	(518)	-	(518)
Cash payments	(645)	-	(645)

Balances at August 25, 2004	$500	$-	$500

Note 8.  Commitments and Contingencies

Officer Loans
In fiscal 1999, the Company guaranteed loans of approximately $1.9 million relating to purchases of Luby's stock by various officers of the Company pursuant to the terms of a shareholder-approved plan.  Under the officer loan program, shares were purchased and funding was obtained by the participating officers from JPMorgan Chase Bank, one of the four members of the original bank group that participated in the Company's credit facility.  Per the original terms of the guaranteed loan agreements, these instruments only required annual interest to be paid by the individual debtors, with the entire principal balances due upon their respective original maturity dates, which occurred during the period from January through March of 2004.

In fiscal 2004, principal balances in the amount of $595,000 were paid by certain individual note holders.  Accordingly, the combined principal balances of these notes were reduced from $1.6 million to $1.0 million from August 27, 2003, to August 25, 2004, respectively.

The purchased Company stock has been and can be used by borrowers to satisfy a portion of their loan obligation.  As of August 25, 2004, based on the market price on that day, approximately $315,000, or 30.9% of the note balances, could have been covered by stock, while approximately $705,000, or 69.1%, would have remained outstanding.

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

As of the end of fiscal 2004, certain individual note holders have negotiated with JPMorgan Chase Bank for loan extensions that will mature during the first calendar quarter of 2005.  Accordingly, approximately $118,000 of the total loan balances are not overdue.

Since the development of the cross-default, the Company has been working constructively with JPMorgan Chase Bank to rectify the status of all officer loans.  Accordingly, related to the renegotiation of its senior debt, the Company developed an interim solution.  This solution is the issuance of a letter of credit entered into on June 7, 2004, for approximately $1.2 million.  That amount is intended as an estimate to cover principal and cumulative accrued interest that was due by the note holders as of September 30, 2004.  After that date, if the loans are still in default, JPMorgan Chase Bank can use the letter of credit to draw on the current line of credit to pay down any portion of the unpaid officer loans, as well as the accrued interest.  As of the date of this report, JPMorgan Chase Bank has not taken any action to draw upon the letter of credit.

In anticipation of the maturity of its obligation to purchase the loans, the Company worked out settlement agreements with several of the debtors pursuant to which the Company would contribute up to $530,000 under the terms of the settlement agreement.  As of August 25, 2004, the Company has recognized a liability of $530,000 in accrued expenses and other liabilities.

Off-Balance-Sheet Arrangements
The Company has no off-balance-sheet structured financing arrangements; however, under the terms of applicable SEC rules, the Company's obligation to repurchase the officer loans could be deemed a guarantee contract, which the SEC considers an off-balance-sheet arrangement.  If the Company is required to purchase the officer loans, it would have a maximum cash payout exposure of approximately $1.2 million.

Pending Claims
The Company is presently, and from time to time, subject to pending claims and lawsuits arising in the ordinary course of business.  In the opinion of management, the resolution of any pending legal proceedings will not have a material adverse effect on the Company's operations or consolidated financial position.

Surety Bonds
At August 25, 2004, surety bonds in the amount of $6.0 million have been issued as security for the payment of insurance obligations classified as accrued expenses on the balance sheet.  Effective September 29, 2004, the bonds were reduced to approximately $5 million, commensurate with a decrease in collateral requirements.

Note 9.  Leases

The Company conducts part of its operations from facilities that are leased under noncancelable lease agreements.  Approximately 85.7% of the leases contain renewal options ranging from five to thirty years.

Most leases include periodic escalation clauses.  In accordance with those clauses, the Company records increases in rent expense as they become applicable.  Accordingly, the Company does not follow the straight-line rent method as prescribed by SFAS No. 13 under generally accepted accounting principles; however, management does not believe the variation from the straight-line method is material to the Company's results of operations and financial position.

Annual future minimum lease payments under noncancelable operating leases as of August 25, 2004, are as follows:

Year Ending:	(In thousands)

August 31, 2005	$4,186
August 30, 2006	3,836
August 29, 2007	3,574
August 27, 2008	3,311
August 26, 2009	2,591
Thereafter	13,440

Total minimum lease payments	$30,938

Most of the leases are for periods of ten to twenty-five years and provide for contingent rentals based on sales in excess of a base amount.  Total rent expense for operating leases for the last three fiscal years was as follows:

	Year Ended

	August 25,	August 27,	August 28,
	2004	2003	2002

	(In thousands)

Minimum rentals	$4,926	$6,112	$6,512
Contingent rentals	290	507	770

Total rent expense (including amounts in discontinued operations)	$5,216	$6,619	$7,282

Percent of sales	1.7%	2.1%	2.2%

See Note 13 for lease payments associated with related parties.

Note 10.  Employee Benefit Plans and Agreements

Executive Stock Options
In connection with their employment agreements effective March 9, 2001, the CEO and the COO were granted approximately 2.2 million stock options at a strike price of $5.00 per share, which was below the quoted market price on the date of grant.  From that date through fiscal 2004, the Company recognized a total of $5.2 million in noncash compensation expense associated with these options.  Totals of $679,000, $1.3 million, and $1.3 million were recognized in fiscal 2004, 2003, and 2002, respectively.

The Company has agreed to reserve shares held in treasury for issuance upon exercise of these options.  In accordance with an agreement between Messrs. Pappas and the Company dated June 7, 2004, Chris and Harris Pappas have agreed to limit their exercise of stock options to a number that will ensure the "net treasury shares available" are not exceeded.   Pursuant to the terms of that agreement, the Company indicated that it will use reasonable efforts to list on the New York Stock Exchange additional shares which would permit full exercise of the options.  (See the Subordinated Notes section of Management's Discussion and Analysis of Financial Condition and Results of Operations for definition of "net treasury shares".)

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

The following is a summary of activity in the Company's incentive stock plan and the executive stock options for the three years ended August 25, 2004, August 27, 2003, and August 28, 2002:

	Weighted-
	Average Exercise
	Price Per Share -	Options
	Options Outstanding	Outstanding

Balances at August 31, 2001	$8.93	4,506,241
Granted	6.21	133,500
Cancelled or expired	14.10	(435,306)
Exercised	5.44	(10,100)

Balances at August 28, 2002	8.31	4,194,335
Granted	1.98	28,000
Cancelled or expired	12.49	(302,737)
Exercised	-	-

Balances at August 27, 2003	7.96	3,919,598
Granted	4.47	20,000
Cancelled or expired	14.30	(399,569)
Exercised	5.44	(7,500)

Balances at August 25, 2004	$7.22	3,532,529

Balances of Exercisable Options as of:

August 31, 2001	$1,441,490
August 28, 2002	2,242,095
August 27, 2003	3,029,098
August 25, 2004	3,394,029

Exercise prices for options outstanding as of August 25, 2004, range from $1.98 to $22.75 per share.  The weighted-average remaining contractual life of these options is 4.8 years.  Excluding 2,240,000 executive stock options with an exercise price of $5.00 per share, the exercisable options as of August 25, 2004, have a weighted-average exercise price of $11.69 per share.

Options Outstanding and Exercisable by Price Range
As of August 25, 2004

Options Outstanding						Options Exercisable

				Weighted-
			Number	Average	Weighted-	Number	Weighted-
Range of			Outstanding	Remaining	Average	Exercisable	Average
Exercise Prices			As of 8/25/04	Contractual Life	Exercise Price	As of 8/25/04	Exercise Price

$1.9800	-	$4.4700	46,000	8.90	$3.0626	26,000	$1.9800
5.0000	-	5.0000	2,240,000	6.54	5.0000	2,240,000	5.0000
5.4375	-	6.7000	365,150	2.88	5.6647	268,650	5.6555
7.8125	-	14.3750	402,345	1.45	11.5311	380,345	11.6896
14.4375	-	15.4375	434,576	0.53	15.3221	434,576	15.3221
15.9375	-	15.9375	11,127	0.58	15.9375	11,127	15.9375
17.1250	-	17.1250	18,332	1.31	17.1250	18,332	17.1250
20.2500	-	20.2500	5,000	2.39	20.2500	5,000	20.2500
21.6250	-	21.6250	5,000	1.38	21.6250	5,000	21.6250
22.7500	-	22.7500	4,999	0.39	22.7500	4,999	22.7500

$1.9800	-	$22.7500	3,532,529	4.80	$7.2248	3,394,029	$7.2745

At August 25, 2004, and August 27, 2003, the number of incentive stock option shares available to be granted under the plans was 1,315,202 and 935,966 shares, respectively.

The weighted-average fair value of the individual options granted during 2004, 2003, and 2002 was estimated at $2.32, $0.94, and $2.55, respectively, on the date of grant.  The fair values were determined using a Black-Scholes option pricing model with the following assumptions:

	2004	2003	2002

Dividend yield	-%	-%	-%
Volatility	.57	0.51	0.35
Risk-free interest rate	3.01%	3.02%	3.56%
Expected life	5.00	5.00	6.18

Supplemental Executive Retirement Plan
The Company has a Supplemental Executive Retirement Plan (SERP) for key executives and officers.  The SERP is a "target" benefit plan, with the annual lifetime benefit based upon a percentage of average salary during the final five years of service at age 65, offset by several sources of income including benefits payable under deferred compensation agreements, if applicable, and Social Security.  SERP benefits will be paid from the Company's assets.  The net expense (benefit) incurred for this plan for the years ended August 25, 2004, August 27, 2003, and August 28, 2002, was $(188,000), $67,000, and $64,000, respectively, and the unfunded accrued pension liability as of August 25, 2004, August 27, 2003, and August 28, 2002, was approximately $488,000, $709,000, and $665,000, respectively.

401(k) Plan
The Company has a voluntary 401(k) employee savings plan to provide substantially all employees of the Company an opportunity to accumulate personal funds for their retirement.  These contributions may be made on a pre-tax basis to the plan, and the Company matches 25% of participants' contributions of up to 4% of their salary.  The net expense recognized in connection with the employer match feature of the voluntary 401(k) employee savings plan for the years ended August 25, 2004, August 27, 2003, and August 28, 2002, was $201,000, $252,000, and $311,000, respectively.

Deferred Compensation Plans
During 1999, the Company established a nonqualified deferred compensation plan for highly compensated executives which was terminated in fiscal 2004.  The plan allowed deferral of a portion of annual salary and up to 100% of bonuses before taxes.  The Company did not match any deferral amounts and retained ownership of all assets until distributed.  The liability under this deferred compensation plan at August 25, 2004, August 27, 2003, and August 28, 2002, was approximately $0, $57,000, and $54,000, respectively.  The funds from the terminated plan were distributed in fiscal 2004.

The Company continued to make payments to former employees or their beneficiaries under a previous plan that provides retirement, death, and disability benefits for certain highly compensated executives.  All benefits under this plan were fully accrued prior to fiscal year 2000, and future benefits payable amount to approximately $521,000 as of August 25, 2004.

Profit Sharing Plan
In fiscal 2004, the Company terminated its profit sharing and retirement plan (the Plan) and is in the process of making distributions to all Plan participants.  The Plan covered substantially all employees who had attained the age of 21 years and had completed one year of continuous service.  It was administered by a corporate trustee, was a "qualified plan" under Section 401(a) of the Internal Revenue Code, and provided for the payment of the employee's vested portion of the Plan upon retirement, termination, disability, or death.  The Plan had been funded by contributions of a portion of the net earnings of the Company and was amended effective August 31, 2001, to make all contributions discretionary.  No annual contributions to the Plan were made in fiscal 2004, 2003, or 2002.

Note 11.  Derivative Financial Instruments

The Company adopted Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities," and its amendments, Statement Nos. 137 and 138, on September 1, 2000.  SFAS No. 133 requires that all derivative instruments be recorded on the balance sheet at fair value.  Pursuant to this Standard, the Company designated its Interest Rate Protection Agreements (Swaps) as cash flow hedge instruments.  Swaps were used to manage exposure to interest rate movement by effectively changing the variable rate to a fixed rate.  The critical terms of the Swaps and the interest-bearing debt associated with the Swaps were the same; therefore, the Company concluded that there was no ineffectiveness in the hedge relationship.  Due to declining interest rates and in anticipation of additional future unfavorable interest rate changes, the Company terminated the Swaps on July 2, 2001, for a cash payment of $1.3 million, including accrued interest of $163,000.  Changes in fair value of the Swaps were recognized in other comprehensive income (loss), net of tax effects, until the hedged items were recognized in earnings.

In accordance with SFAS No. 133, the loss of $1.1 million was recognized as interest expense over the original term of the Swaps (through June 30, 2002).  At August 28, 2002, there was no balance in accumulated other comprehensive loss.

Note 12.  Comprehensive Income (Loss)

As noted above, due to the decline in interest rates and in anticipation of additional unfavorable interest rate changes, the Company terminated the Swaps on July 2, 2001.  The loss associated with the termination was recognized as interest expense over the original term of the Swaps, through June 30, 2002.  At August 28, 2002, there was no balance in accumulated other comprehensive loss.  The Company did not acquire any additional swaps in fiscal 2003 or 2004.

The Company's comprehensive (loss) was comprised of net (loss) and adjustments to derivative financial instruments.  The components of the comprehensive (loss) were as follows:

	August 25,	August 27,	August 28,
	2004	2003	2002

	(In thousands)

Net (loss)	$(6,439)	$(33,094)	$(9,653)
Other comprehensive (loss), net of taxes:
Reclassification adjustment for loss recognized on termination of interest rate swaps, net of taxes of $318	-	-	592

Comprehensive income (loss)	$(6,439)	$(33,094)	$(9,061)

Note 13.  Related Parties

Affiliate Services
The CEO and COO of the Company, Christopher J. Pappas and Harris J. Pappas, respectively, own two restaurant entities that may provide services to Luby's, Inc. as detailed in the Affiliate Services Agreement and the Master Sales Agreement.  Under the terms of the Affiliate Services Agreement, the Pappas entities may provide accounting, architectural, and general business services.  The total costs under the Affiliate Services Agreement in fiscal 2004 were $1,000.  No costs were incurred relative to the Affiliate Services Agreement in fiscal 2003.  Costs incurred in fiscal 2002 were $8,000.

Under the terms of the Master Sales Agreement, the Pappas entities may provide specialized (customized) equipment fabrication and basic equipment maintenance, including stainless steel stoves, shelving, rolling carts, and chef tables.  The total costs under the Master Sales Agreement of custom-fabricated and refurbished equipment in fiscal 2004, 2003, and 2002 were approximately $113,000, $174,000, and $506,000, respectively.

Operating Leases
In a separate contract from the Affiliate Services Agreement and the Master Sales Agreement, the Company entered into a three-year lease which commenced on June 1, 2001, and expired on May 31, 2004.  This lease is currently on a month-to-month basis.   The leased property, referred to as the Houston Service Center, is used to accommodate the Company's own in-house repair and fabrication center.  The amount paid by the Company pursuant to the terms of this lease was approximately $82,000, $79,000, $78,000 in fiscal 2004, 2003, and 2002, respectively.

From an unrelated third party, the Company previously leased a location used to house increased equipment inventories due to store closures under the business plan.  The Company considered it more prudent to lease this location rather than to pursue purchasing a storage facility, as its strategy is to focus its capital expenditures on its operating restaurants.  In a separate transaction, the third-party property owner sold the location to the Pappas entities during the fourth quarter of fiscal 2003, with the Pappas entities becoming the Company's landlord for that location effective August 1, 2003.  The storage site complements the Houston Service Center with approximately 27,000 square feet of warehouse space at an approximate monthly rate of $0.21 per square foot.  The amount paid by the Company pursuant to the terms of this lease was approximately $69,000 in fiscal 2004.

In another separate contract, pursuant to the terms of a ground lease dated March 25, 1994, the Company paid rent to PHCG Investments for a Luby's restaurant the Company operated in Dallas, Texas, until that location was closed early in the third quarter of fiscal 2003.  Christopher J. Pappas and Harris J. Pappas are general partners of PHCG Investments.  Preceding the store's closure, the Company entered into a lease termination agreement with a third party unaffiliated with the Pappas entities.  That agreement severed the Company's interest in the PHCG property in exchange for a payment of cash to the Company.  The Company also obtained the right to remove fixtures and equipment from the premises, and it was released from any future obligations under the lease agreement.  The closing of the transaction was completed during the third quarter of fiscal 2003, resulting in a gain of $735,000, and the gross proceeds were used to pay down debt.  The amount paid by the Company pursuant to the terms of this lease before its termination was approximately $42,000 and $85,000 in fiscal 2003 and 2002, respectively.  No costs were incurred under this lease in fiscal 2004.

Late in the third quarter of fiscal 2004, Chris and Harris Pappas became limited partners in a limited partnership which purchased a retail strip center in Houston, Texas.  Messrs. Pappas own a 50% limited partnership interest.  Neither of Messrs. Pappas own any interest in the general partner of the limited partnership.  The general partner of the limited partnership controls the operational decisions of the partnership.  One of the Company's restaurants has rented approximately 7% of the space in that center since July of 1969.  No changes were made to the Company's lease terms as a result of the transfer of ownership of the center to the new partnership.  The amount paid by the Company pursuant to the terms of this lease since the Pappas's inclusion as limited partners was $56,000 in fiscal 2004.  Management is under instruction that no amendments can be made to this lease without the approval of the Finance and Audit Committee.

Affiliated rents paid for the Houston Service Center, the separate storage facility, the Dallas property, and the Houston property leases combined represented 4.8%, 2.8%, and 3.3% of total rents for continuing operations for fiscal 2004, 2003, and 2002, respectively.

Subordinated Notes
Refer to Note 6 for information on the subordinated notes.

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

Under the terms of the amended Purchase Agreement dated June 7, 2004, the right to nominate directors for election was modified to provide that Messrs. Pappas may continue to nominate persons for election to the board which, if such nominees are elected, would result in Messrs. Pappas having nominated three of the then-serving directors of the Company.  Messrs. Pappas retain their right for so long as either they both are executive officers of the Company or continue to hold the subordinated notes described previously.

Key Management Personnel
As of June 2004, new two-year employment contracts were finalized for Christopher J. Pappas and Harris J. Pappas.

Ernest Pekmezaris, Chief Financial Officer of the Company, is also the Treasurer of Pappas Restaurants, Inc.  Compensation for the services provided by Mr. Pekmezaris to Pappas Restaurants, Inc. is paid entirely by that entity.

Peter Tropoli, Senior Vice President-Administration and General Counsel of the Company, is an attorney who, from time to time, has provided litigation services to entities controlled by Christopher J. Pappas and Harris J. Pappas.  Mr. Tropoli is the stepson of Frank Markantonis, who, as previously mentioned, is a director of the Company.

Paulette Gerukos, Director of Human Resources of the Company, is the sister-in-law of Harris J. Pappas, the Chief Operating Officer.

Note 14.  Common Stock

In 1991, the Board of Directors adopted a Shareholder Rights Plan and declared a dividend of one common stock purchase right for each outstanding share of common stock.  The rights are not initially exercisable. The Company amended the Shareholder Rights Plan effective February 27, 2004, to extend the expiration date to April 16, 2007.  The rights may become exercisable under circumstances described in the plan if any person or group becomes the beneficial owner of 15% or more of the common stock or announces a tender or exchange offer, the completion of which would result in the ownership by a person or group of 15% or more of the common stock (either, an Acquiring Person).  Once the rights become exercisable, each right will be exercisable to purchase, for $27.50 (the Purchase Price), one-half of one share of common stock, par value $.32 per share, of the Company.  If any person becomes an Acquiring Person, each right will entitle the holder, other than the Acquiring Person, to acquire for the Purchase Price a number of shares of the Company's common stock having a market value of four times the Purchase Price.

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

The Company has approximately 3.5 million shares of common stock reserved for issuance upon the exercise of outstanding stock options and 3.2 million shares for issuance upon the conversion of subordinated notes.

Note 15.  Per Share Information

A reconciliation of the numerators and denominators of basic earnings per share and earnings per share assuming dilution is shown in the table below:

	Year Ended

	August 25,	August 27,	August 28,
	2004	2003	2002

	(In thousands)
Numerator:
Income (loss) from continuing operations	$1,904	$(848)	$(2,274)

Net Income (loss)	$(6,439)	$(33,094)	$(9,653)

Denominator:
Denominator for basic earnings per
share - weighted-average shares	22,470	22,451	22,428
Effect of potentially dilutive securities:
Employee and nonemployee stock options	149	-	-

Denominator for earnings per share -
assuming dilution - adjusted
weighted-average shares	22,619	22,451	22,428

Income (loss) from continuing operations:
Basic	$0.08	$(0.04)	$(0.10)
Assuming dilution	$0.08	$(0.04)	$(0.10)

Net income (loss) per share:
Basic	$(0.29)	$(1.47)	$(0.43)
Assuming dilution (a)	$(0.29)	$(1.47)	$(0.43)

(a)	Since the subordinated notes are antidilutive, they have been excluded from the calculation of dilutive shares.
(b)	Potentially dilutive shares in fiscal 2003 and 2002 amounted to 1,058 and 178,248 shares, respectively. However, due to loss positions, there was no dilutive effect in those years.

Note 16.  Quarterly Financial Information (Unaudited)

The sales and gross profit components of the Company's quarterly financial statements have been affected by reclassifications to discontinued operations in accordance with the disposal of operating units under the Company's business plan.  Even so, the Company's net income (loss) per share for each quarter is consistent with previous quarterly filings.  The following is a summary of quarterly unaudited financial information for 2004 and 2003, including those reclassifications:

	Quarter Ended

	August 25,	May 5,	February 11,	November 19,
	2004	2004	2004	2003

	(112 days)	(84 days)	(84 days)	(84 days)
	(In thousands except per share data)

Sales	$96,019	$74,124	$70,549	$68,125
Gross profit	43,022	34,659	31,863	30,643
Income (loss) from continuing operations	3,315	2,514	(1,897)	(2,028)
Discontinued operations	(627)	(2,133)	(3,145)	(2,438)
Net income (loss)	2,688	381	(5,042)	(4,466)
Net income (loss) per share:
Basic and assuming dilution	0.12	0.02	(0.22)	(0.20)

	Quarter Ended

	August 27,	May 7,	February 12,	November 20,
	2003	2003	2003	2002

	(112 days)	(84 days)	(84 days)	(84 days)
	(In thousands except per share data)

Sales	$92,517	$70,871	$70,352	$70,219
Gross profit	42,081	31,614	30,520	29,678
Income (loss) from continuing operations	1,499	(2,080)	(587)	320
Discontinued operations	(3,096)	(22,910)	(2,818)	(3,422)
Net income (loss)	(1,597)	(24,990)	(3,405)	(3,102)
Net income (loss) per share:
Basic and assuming dilution	(0.07)	(1.11)	(0.15)	(0.14)

Amounts indicated may not foot due to quarterly rounding.

Each of the quarters ended August 25, 2004, and August 27, 2003, consist of four four-week periods.  All other quarters presented represent three four-week periods.  Results for the quarter ended August 25, 2004, include an accrual for the increase in estimated workers' compensation costs ($1.0 million) and nonrecurring expenses related to voluntary severance costs ($860,000).

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

Management has evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-14.  The Company's President and CEO and the CFO participated and provided input into this process.  Based upon the foregoing, these senior officers concluded that as of August 25, 2004, the Company's disclosure controls and procedures were effective in timely alerting them to material information relating to the Company required to be disclosed.

There have been no significant changes in the Company's internal controls or in other factors which could significantly affect internal controls subsequent to the date the President and CEO and the CFO carried out their evaluation.

Item 9B.  Other Information

None.

PART III

Item 10.  Directors and Executive Officers of the Registrant

There is incorporated in this Item 10 by reference that portion of the Company's definitive proxy statement for the 2005 annual meeting of shareholders appearing therein under the captions "Election of Directors," "Information Concerning Meetings, Committees of the Board, and Compensation of Directors - Finance and Audit Committee," "Section 16(a) Beneficial Ownership Reporting Compliance," and "Corporate Governance."  Information regarding executive officers of the Company is set forth in Item 4A of Part I of this Report.

The Company has in place a Policy Guide on Standards of Conduct and Ethics applicable to all employees, as well as the board of directors, and Supplemental Standards of Conduct and Ethics for the CEO, CFO, Controller, and all senior financial officers.  This Policy Guide and the Supplemental Standards were filed as exhibits to the Annual Report on Form 10-K for the fiscal year ended August 27, 2003.  The Company intends to satisfy the disclosure requirement under Item 10 of Form 8-K regarding amendments to or waivers from the code of ethics or supplementary code of ethics by posting such information on the Company's website at www.lubys.com.

Item 11.  Executive Compensation

There is incorporated in this Item 11 by reference that portion of the Company's definitive proxy statement for the 2005 annual meeting of shareholders appearing therein under the captions "Compensation of Directors," "Executive Compensation Committee Report," "Executive Compensation," "Deferred Compensation," and "Certain Relationships and Related Transactions."

Item 12.  Security Ownership of Certain Beneficial Owners and Management and
                 Related Stockholder Matters

There is incorporated in this Item 12 by reference that portion of the Company's definitive proxy statement for the 2005 annual meeting of shareholders appearing therein under the captions "Ownership of Equity Securities in the Company" and "Principal Shareholders."

Securities authorized under equity compensation plans as of August 25, 2004, were as follows:

	(a)	(b)	(c)

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))

Equity compensation plans approved by security holders	1,154,029	$11.69	1,315,202

Equity compensation plans not approved by security holders	2,300,477	5.07	-

Total	3,454,506	$7.28	1,315,202

Item 13.  Certain Relationships and Related Transactions

There is incorporated in this Item 13 by reference that portion of the Company's definitive proxy statement for the 2005 annual meeting of shareholders appearing therein under the caption "Certain Relationships and Related Transactions."

Item 14.  Principal Accountant Fees and Services

There is incorporated in this Item 14 by reference that portion of the Company's definitive proxy statement for the 2005 annual meeting of shareholders appearing therein under the caption "Principal Accountant Fees and Services."

PART IV

Item 15.  Exhibits and Financial Statement Schedules

1.  Financial Statements

     The following financial statements are filed as part of this Report:

         Consolidated balance sheets at August 25, 2004, and August 27, 2003

         Consolidated statements of operations for each of the three years in the period ended August 25, 2004

         Consolidated statements of shareholders' equity for each of the three years in the period ended August 25, 2004

         Consolidated statements of cash flows for each of the three years in the period ended August 25, 2004

         Notes to consolidated financial statements

         Report of Independent Registered Public Accounting Firm

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

4(s)

Amended and Restated Convertible Subordinated Promissory Note Due 2011 dated June 7, 2004, between Christopher J. Pappas and Luby's, Inc. (filed as Exhibit 4(s) to the Company's Quarterly Report on Form 10-Q for the quarter ended May 5, 2004, and incorporated herein by reference).

4(t)

Amended and Restated Convertible Subordinated Promissory Note Due 2011 dated June 7, 2004, between Harris J. Pappas and Luby's, Inc. (filed as Exhibit 4(s) to the Company's Quarterly Report on Form 10-Q for the quarter ended May 5, 2004, and incorporated herein by reference).

4(u)

Credit Agreement dated June 7, 2004, among Luby's, Inc., JPMorgan Chase Bank, and certain lenders (filed as Exhibit 4(s) to the Company's Quarterly Report on Form 10-Q for the quarter ended May 5, 2004, and incorporated herein by reference).

4(v)

Term Loan Agreement dated June 7, 2004, among Luby's, Inc., Guggenheim Corporate Funding, LLC, and certain lenders (filed as Exhibit 4(s) to the Company's Quarterly Report on Form 10-Q for the quarter ended May 5, 2004, and incorporated herein by reference).

4(w)

Subordination and Intercreditor Agreement dated June 7, 2004, among Luby's, Inc., JPMorgan Chase Bank, Harris J. Pappas, and Christopher J. Pappas (filed as Exhibit 4(s) to the Company's Quarterly Report on Form 10-Q for the quarter ended May 5, 2004, and incorporated herein by reference).

4(x)

Intercreditor Agreement dated June 7, 2004, among Luby's, Inc., JPMorgan Chase Bank, and Guggenheim Corporate Funding, LLC (filed as Exhibit 4(s) to the Company's Quarterly Report on Form 10-Q for the quarter ended May 5, 2004, and incorporated herein by reference).

4(y)	Amendment No. 5 to Rights Agreement effective February 27, 2004, between Luby's, and American Stock Transfer & Trust, as Rights Agent

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

10(aa)

Agreement dated June 7, 2004, by and among Luby's, Inc., Christopher J. Pappas, and Harris J. Pappas (filed as Exhibit 4(s) to the Company's Quarterly Report on Form 10-Q for the quarter ended May 5, 2004, and incorporated herein by reference).

10(bb)

First Amendment to Purchase Agreement dated June 7, 2004, by and among Luby's, Inc., Harris J. Pappas, and Christopher J. Pappas (filed as Exhibit 4(s) to the Company's Quarterly Report on Form 10-Q for the quarter ended May 5, 2004, and incorporated herein by reference).

10(cc)

Employment Agreement dated June 7, 2004, between Luby's, Inc. and Christopher J. Pappas (filed as Exhibit 4(s) to the Company's Quarterly Report on Form 10-Q for the quarter ended May 5, 2004, and incorporated herein by reference).*

10(dd)

Employment Agreement dated June 7, 2004, between Luby's, Inc. and Harris J. Pappas (filed as Exhibit 4(s) to the Company's Quarterly Report on Form 10-Q for the quarter ended May 5, 2004, and incorporated herein by reference).*

14(a)

Policy Guide on Standards of Conduct and Ethics applicable to all employees, as well as the board of directors (filed as Exhibit 14(a) to the Company's Annual Report on Form 10-K for the fiscal year ended August 27, 2003, and incorporated herein by reference).

14(b)

Supplemental Standards of Conduct and Ethics for the CEO, CFO, Controller, and all senior financial officers (filed as Exhibit 14(b) to the Company's Annual Report on Form 10-K for the fiscal year ended August 27, 2003, and incorporated herein by reference).

23	Consent of Ernst & Young LLP.

31	Certifications by the Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certifications by the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99(a)

Corporate Governance Guidelines of Luby's, Inc., as amended March 5, 2003 (filed as Exhibit 99(a) to the Company's Quarterly Report on Form 10-Q for the quarter ended February 13, 2003, and incorporated herein by reference).

* Denotes management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

November 5, 2004	LUBY'S, INC.

Date	(Registrant)

By:/s/Christopher J. Pappas

Christopher J. Pappas President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature and Date	Name and Title

/s/GASPER MIR, III	Gasper Mir, III, Director and Chairman of the Board

November 5, 2004

/s/CHRISTOPHER J. PAPPAS	Christopher J. Pappas, Director, President and Chief Executive Officer

November 5, 2004

/s/HARRIS J. PAPPAS	Harris J. Pappas, Director, and Chief Operating Officer

November 5, 2004

/s/ERNEST PEKMEZARIS	Ernest Pekmezaris, Senior Vice President and Chief Financial Officer

November 5, 2004

/s/JUDITH B. CRAVEN	Judith B. Craven, Director

November 5, 2004

/s/ARTHUR R. EMERSON	Arthur R. Emerson, Director

November 5, 2004

/s/JILL GRIFFIN	Jill Griffin, Director

November 5, 2004

/s/ROGER R. HEMMINGHAUS	Roger R. Hemminghaus, Director

November 5, 2004

/s/J.S.B. JENKINS	J.S.B. Jenkins, Director

November 5, 2004

/s/FRANK MARKANTONIS	Frank Markantonis, Director

November 5, 2004

/s/JOE C. MC KINNEY	Joe C. McKinney, Director

November 5, 2004

/s/JOANNE WINIK	Joanne Winik, Director

November 5, 2004

/s/JIM W. WOLIVER	Jim W. Woliver, Director

November 5, 2004

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

4(s)

Amended and Restated Convertible Subordinated Promissory Note Due 2011 dated June 7, 2004, between Christopher J. Pappas and Luby's, Inc. (filed as Exhibit 4(s) to the Company's Quarterly Report on Form 10-Q for the quarter ended May 5, 2004, and incorporated herein by reference).

4(t)

Amended and Restated Convertible Subordinated Promissory Note Due 2011 dated June 7, 2004, between Harris J. Pappas and Luby's, Inc. (filed as Exhibit 4(s) to the Company's Quarterly Report on Form 10-Q for the quarter ended May 5, 2004, and incorporated herein by reference).

4(u)

Credit Agreement dated June 7, 2004, among Luby's, Inc., JPMorgan Chase Bank, and certain lenders (filed as Exhibit 4(s) to the Company's Quarterly Report on Form 10-Q for the quarter ended May 5, 2004, and incorporated herein by reference).

4(v)

Term Loan Agreement dated June 7, 2004, among Luby's, Inc., Guggenheim Corporate Funding, LLC, and certain lenders (filed as Exhibit 4(s) to the Company's Quarterly Report on Form 10-Q for the quarter ended May 5, 2004, and incorporated herein by reference).

4(w)

Subordination and Intercreditor Agreement dated June 7, 2004, among Luby's, Inc., JPMorgan Chase Bank, Harris J. Pappas, and Christopher J. Pappas (filed as Exhibit 4(s) to the Company's Quarterly Report on Form 10-Q for the quarter ended May 5, 2004, and incorporated herein by reference).

4(x)

Intercreditor Agreement dated June 7, 2004, among Luby's, Inc., JPMorgan Chase Bank, and Guggenheim Corporate Funding, LLC (filed as Exhibit 4(s) to the Company's Quarterly Report on Form 10-Q for the quarter ended May 5, 2004, and incorporated herein by reference).

4(y)	Amendment No. 5 to Rights Agreement effective February 27, 2004, between Luby's, and American Stock Transfer & Trust, as Rights Agent

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

10(aa)

Agreement dated June 7, 2004, by and among Luby's, Inc., Christopher J. Pappas, and Harris J. Pappas (filed as Exhibit 4(s) to the Company's Quarterly Report on Form 10-Q for the quarter ended May 5, 2004, and incorporated herein by reference).

10(bb)

First Amendment to Purchase Agreement dated June 7, 2004, by and among Luby's, Inc., Harris J. Pappas, and Christopher J. Pappas (filed as Exhibit 4(s) to the Company's Quarterly Report on Form 10-Q for the quarter ended May 5, 2004, and incorporated herein by reference).

10(cc)

Employment Agreement dated June 7, 2004, between Luby's, Inc. and Christopher J. Pappas (filed as Exhibit 4(s) to the Company's Quarterly Report on Form 10-Q for the quarter ended May 5, 2004, and incorporated herein by reference).*

10(dd)

Employment Agreement dated June 7, 2004, between Luby's, Inc. and Harris J. Pappas (filed as Exhibit 4(s) to the Company's Quarterly Report on Form 10-Q for the quarter ended May 5, 2004, and incorporated herein by reference).*

14(a)

Policy Guide on Standards of Conduct and Ethics applicable to all employees, as well as the board of directors (filed as Exhibit 14(a) to the Company's Annual Report on Form 10-K for the fiscal year ended August 27, 2003, and incorporated herein by reference).

14(b)

Supplemental Standards of Conduct and Ethics for the CEO, CFO, Controller, and all senior financial officers (filed as Exhibit 14(b) to the Company's Annual Report on Form 10-K for the fiscal year ended August 27, 2003, and incorporated herein by reference).

23	Consent of Ernst & Young LLP.

31	Certifications by the Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certifications by the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99(a)

Corporate Governance Guidelines of Luby's, Inc., as amended March 5, 2003 (filed as Exhibit 99(a) to the Company's Quarterly Report on Form 10-Q for the quarter ended February 13, 2003, and incorporated herein by reference).

* Denotes management contract or compensatory plan or arrangement.