Form 10-K/A
period 2004-08-25
LUBYS INC
filed 2004-12-28
CIK 16099

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended August 25, 2004

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period From                      to

Commission file number 1-8308

Luby’s, Inc.

(Exact name of registrant as specified in its charter)

Delaware	74-1335253

(State of incorporation)	(IRS Employer Identification Number)

13111 Northwest Freeway, Suite 600
Houston, TX 77040

(Address of principal executive offices, including zip code)

(713) 329-6800	www.lubys.com

(Registrant’s telephone number, including area code, and Website)

Securities registered pursuant to Section 12(b) of the Act:

Name of Exchange on
Title of Class	which registered
Common Stock Par Value ($.32 par value)	New York Stock Exchange

Common Stock Purchase Rights	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes ☒          No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

The aggregate market value of the shares of Common Stock of the registrant held by nonaffiliates of the registrant as October 20, 2004, was approximately $134,131,624 (based upon the assumption that directors and executive officers are the only affiliates).

The aggregate market value of the shares of Common Stock of the registrant held by nonaffiliates of the registrant as February 11, 2004, was approximately $78,838,744 (based upon the assumption that directors and executive officers are the only affiliates).

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☒          No ☐

As of October 20, 2004, there were 22,480,004 shares of the registrant’s Common Stock outstanding, which does not include 4,933,063 treasury shares.

EXPLANATORY NOTE: The registrant is hereby amending its Form 10-K for the fiscal year ended August 25, 2004 (SEC File Number 1-8308) to replace the sixth paragraph of Item 8, Note 13: Related Parties with the following:

Late in the third quarter of fiscal 2004, Chris and Harris Pappas became partners in a limited partnership which purchased a retail strip center in Houston, Texas. Messrs. Pappas own a 50% limited partnership and a 50% general partnership interest. One of the Company’s restaurants has rented approximately 7% of the space in that center since July of 1969. No changes were made to the Company’s lease terms as a result of the transfer of ownership of the center to the new partnership. The amount paid by the Company pursuant to the terms of this lease since the inclusion of Chris and Harris Pappas as limited and general partners was $56,000 in fiscal 2004. Management is under instruction that no amendments can be made to this lease without the approval of the Finance and Audit Committee.

This Amendment No. 1 to Annual Report on Form 10-K amends only the paragraph above. All other components of the original 10-K remain unchanged. This Form 10-K/A does not reflect events occurring after the filing of the original Form 10-K, nor modify or update those disclosures in any way other than to add the information included above.

Item 8. Financial Statements and Supplementary Data

LUBY’S, INC.

FINANCIAL STATEMENTS

Years Ended August 25, 2004, August 27, 2003, and August 28, 2002

with Report of Independent Registered Public Accounting Firm

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Luby’s, Inc.

We have audited the accompanying consolidated balance sheets of Luby’s, Inc. at August 25, 2004, and August 27, 2003, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended August 25, 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Luby’s, Inc. at August 25, 2004, and August 27, 2003, and the consolidated results of its operations and its cash flows for each of the three years in the period ended August 25, 2004, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 1 to the consolidated financial statements, in 2003 the Company was required to change its method of accounting for discontinued operations.

/s/ ERNST & YOUNG LLP

San Antonio, Texas
October 13, 2004

Luby’s, Inc.

Consolidated Balance Sheets

	August 25,	August 27,
	2004	2003
	(In thousands)
ASSETS
Current Assets:
Cash and cash equivalents	$1,211	$871
Short-term investments (see Note 2)	4,384	20,498
Trade accounts and other receivables	101	283
Food and supply inventories	2,092	1,798
Prepaid expenses	1,028	3,485
Deferred income taxes (see Note 3)	1,073	180

Total current assets	9,889	27,115
Property held for sale	24,594	32,946
Investments and other assets	3,756	547
Property and equipment - at cost, net (see Note 4)	196,541	217,676

Total assets	$234,780	$278,284

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$15,888	$12,488
Accrued expenses and other liabilities (see Note 5)	25,280	28,257
Convertible subordinated notes, net - related party (see Note 6)	—	6,973
Credit-facility debt (see Note 6)	—	91,559

Total current liabilities	41,168	139,277
Line of credit debt (see Note 6)	28,000	—
Term debt (see Note 6)	23,470	—
Convertible subordinated notes, net - related party (see Note 6)	2,091	—
Other liabilities	5,385	5,252
Deferred income taxes (see Note 3)	1,073	180
Reserve for restaurant closings (see Note 7)	500	1,663
Commitments and contingencies (see Note 8)	—	—

Total liabilities	101,687	146,372

SHAREHOLDERS’ EQUITY
Common stock, $.32 par value; authorized 100,000,000 shares, issued 27,410,567 and 27,403,067 shares in fiscal 2004 and 2003, respectively	8,771	8,769
Paid-in capital	43,564	36,916
Deferred compensation	—	(679)
Retained earnings	185,529	191,968
Less cost of treasury stock, 4,933,063 and 4,946,771 shares in fiscal 2004 and 2003, respectively	(104,771)	(105,062)

Total shareholders’ equity	133,093	131,912

Total liabilities and shareholders’ equity	$234,780	$278,284

See accompanying notes.

Luby’s, Inc.

Consolidated Statements of Operations

	Year Ended
	August 25,	August 27,	August 28,
	2004	2003	2002
	(In thousands except per share data)
SALES	$308,817	$303,959	$318,656
COSTS AND EXPENSES:
Cost of food	83,200	82,563	80,841
Payroll and related costs	85,431	87,503	100,899
Occupancy and other operating expenses	94,666	91,325	94,981
Depreciation and amortization	16,876	17,464	17,472
Voluntary severance costs (see Note 5)	860	—	—
General and administrative expenses	19,750	23,313	21,196
Provision for asset impairments and restaurant closings (see Note 7)	727	2,100	271

	301,510	304,268	315,660

INCOME (LOSS) FROM OPERATIONS	7,307	(309)	2,996
Interest expense	(8,094)	(7,610)	(7,676)
Other income, net	2,691	7,071	2,368

Income (loss) before income taxes	1,904	(848)	(2,312)
Provision (benefit) for income taxes (see Note 3):
Current	—	—	(2,255)
Deferred	—	—	2,217

	—	—	(38)

Income (loss) from continuing operations	1,904	(848)	(2,274)
Discontinued operations, net of taxes (see Note 7)	(8,343)	(32,246)	(7,379)

NET INCOME (LOSS)	$(6,439)	$(33,094)	$(9,653)

Income (loss) per share from continuing operations:
Basic (see Note 15)	$0.08	$(0.04)	$(0.10)
Assuming dilution(see Note 15)	0.08	(0.04)	(0.10)
Income (loss) per share from discontinued operations:
Basic(see Note 15)	(0.37)	(1.43)	(0.33)
Assuming dilution (see Note 15)	(0.37)	(1.43)	(0.33)
Net income (loss) per share:
Basic (see Note 15)	(0.29)	(1.47)	(0.43)
Assuming dilution (see Note 15)	$(0.29)	$(1.47)	$(0.43)

Weighted-average shares outstanding:
Basic	22,470	22,451	22,428
Assuming dilution	22,619	22,451	22,428

See accompanying notes.

Luby’s, Inc.

Consolidated Statements of Shareholders’ Equity

(In thousands)

	Common Stock
	Issued		Treasury		Paid-In	Deferred	Retained	Accumulated Other Comprehensive	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Compensation	Earnings	Income (Loss)	Equity
Balance at August 31, 2001	27,403	$8,769	(4,980)	$(105,771)	$37,181	$(3,299)	$234,715	$(592)	$171,003
Net income (loss) for the year	—	—	—	—	—	—	(9,653)	—	(9,653)
Reclassification adjustment for loss recognized on termination of interest rate swaps, net of taxes of $318	—	—	—	—	—	—	—	592	592
Noncash stock compensation expense	—	—	—	—	—	1,310	—	—	1,310
Common stock issued under nonemployee director benefit plans	—	—	10	214	154	—	—	—	368

Balance at August 28, 2002	27,403	$8,769	(4,970)	$(105,557)	$37,335	$(1,989)	$225,062	$—	$163,620
Net income (loss) for the year	—	—	—	—	—	—	(33,094)	—	(33,094)
Noncash stock compensation expense	—	—	—	—	—	1,310	—	—	1,310
Common stock issued under nonemployee director benefit plans	—	—	23	495	(419)	—	—	—	76

Balance at August 27, 2003	27,403	$8,769	(4,947)	$(105,062)	$36,916	$(679)	$191,968	$—	$131,912
Net income (loss) for the year	—	—	—	—	—	—	(6,439)	—	(6,439)
Noncash stock compensation expense	—	—	—	—	—	679	—	—	679
Net change in value of beneficial conversion feature on the convertible subordinated notes	—	—	—	—	6,901	—	—	—	6,901
Common stock issued under nonemployee director benefit plans	—	2	14	291	(291)	—	—	—	2
Common stock issued under employee benefit plans	8	—	—	—	38	—	—	—	38

Balance at August 25, 2004	27,411	$8,771	(4,933)	$(104,771)	$43,564	$—	$185,529	$—	$133,093

See accompanying notes.

Luby’s, Inc.

Consolidated Statements of Cash Flows

	Year Ended
	August 25,	August 27,	August 28,
	2004	2003	2002
	(In thousands)
Cash flows from operating activities:
Net income (loss)	$(6,439)	$(33,094)	$(9,653)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Provision for (reversal of) asset impairments, net of gains on property sales - discontinued operations	2,147	17,013	43
Provision for (reversal of) asset impairments and restaurant closings	727	2,100	271
Depreciation and amortization — continuing operations	16,876	17,464	17,472
Depreciation and amortization — discontinued operations	335	2,619	4,170
Amortization of deferred loss on interest rate swaps	—	—	910
Amortization of discount on convertible subordinated notes	2,020	1,090	482
Amortization of debt issuance cost	302	—	—
(Gain) loss on disposal of property held for sale	—	(3,222)	(1,330)
(Gain) loss on disposal of property and equipment	(2,154)	(3,364)	270
Noncash nonemployee directors’ fees	—	76	313
Noncash executive compensation expense	679	1,310	1,310

Cash (used in) provided by operating activities before changes in operating assets and liabilities	14,493	1,992	14,258
Changes in operating assets and liabilities:
(Increase) decrease in trade accounts and other receivables	182	(98)	173
(Increase) decrease in food and supply inventories	(294)	399	504
(Increase) decrease in income tax receivable	—	7,245	(637)
(Increase) decrease in prepaid expenses	2,457	(1,818)	1,098
(Increase) decrease in other assets	408	(201)	251
Increase (decrease) in accounts payable	3,225	(6,589)	5,381
Increase (decrease) in accrued expenses and other liabilities	(2,844)	6,632	(9,560)
Increase (decrease) in deferred income taxes	—	(2,734)	4,791
Increase (decrease) in reserve for restaurant closings	(1,163)	(210)	(1,651)

Net cash (used in) provided by operating activities	16,464	4,618	14,608

Cash flows from investing activities:
(Increase) decrease in short-term investments	16,114	3,624	(4,138)
Proceeds from disposal of property held for sale	17,067	19,178	3,609
Proceeds from disposal of property and equipment	3,585	7,813	—
Purchases of property and equipment	(8,921)	(9,057)	(13,097)

Net cash (used in) provided by investing activities	27,845	21,558	(13,626)

Cash flows from financing activities:
Repayment of debt	(104,290)	(26,889)	(3,552)
Issuance of debt	64,200	—	—
Debt issuance cost	(3,920)	—	—
Proceeds received on the exercise of employee stock options	41	—	55

Net cash (used in) provided by financing activities	(43,969)	(26,889)	(3,497)

Net increase (decrease) in cash	340	(713)	(2,515)
Cash and cash equivalents at beginning of year	871	1,584	4,099

Cash and cash equivalents at end of year	$1,211	$871	$1,584

See accompanying notes.

Luby’s, Inc.

Notes to Consolidated Financial Statements

Fiscal Years 2004, 2003, and 2002

Note 1. Nature of Operations and Significant Accounting Policies

Nature of Operations

Luby’s, Inc., is based in San Antonio, Texas (through December 3, 2004, thereafter, in Houston, Texas). As of August 25, 2004, the Company owned and operated 138 restaurants, with 128 in Texas and the remainder in four other states. The Company’s restaurants are located convenient to shopping and business developments as well as to residential areas. Accordingly, the restaurants appeal primarily to shoppers, travelers, store and office personnel at lunch, and to families at dinner.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Luby’s, Inc. and its wholly owned subsidiaries. Luby’s, Inc. was restructured into a holding company on February 1, 1997, at which time all of the operating assets were transferred to Luby’s Restaurants Limited Partnership, a Texas limited partnership composed of two wholly owned, indirect corporate subsidiaries of the Company. All restaurant operations are conducted by the partnership. Unless the context indicates otherwise, the word “Company” as used herein includes Luby’s, Inc., the partnership, and the consolidated corporate subsidiaries of Luby’s, Inc. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

Debt Issuance Costs

Debt issuance costs include costs incurred in connection with the refinancing of the Company’s debt in fiscal year 2004. These costs are amortized using the effective interest method over the respective term of the debt to which they specifically relate.

Financial Instruments

The estimated fair value of financial instruments held by the Company approximates the carrying value.

Self-Insurance Accruals

The Company self-insures a significant portion of expected losses under our workers’ compensation, work injury, and general liability programs. Accrued liabilities have been recorded based on estimates of the ultimate costs to settle incurred claims, both reported and not yet reported. These recorded estimated liabilities are based on judgments and independent actuarial estimates, which include the use of claim-development factors based on loss history; economic conditions; the frequency or severity of claims and claim development patterns; and claim reserve, management, and settlement practices.

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

Management makes judgments as to the interpretation of the tax laws that might be challenged upon an audit and cause changes to previous estimates of tax liability. In management’s opinion, adequate provisions for income taxes have been made for all years. Historically, the Company has been periodically reviewed by the Internal Revenue Service. The Company is currently under review for the 2002, 2001, and 2000 fiscal years.

Discontinued Operations

In August 2001, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” The Company was required to adopt SFAS No. 144 as of August 29, 2002. The adoption of SFAS No. 144 extended the reporting of discontinued operations to all components of an entity from a segment of an entity. Beginning in fiscal 2003, all qualifying disposal plans were reported as discontinued operations, and operations related to those disposals in prior years were reclassified as required. The results of disposal plans prior to the adoption continue to be included in continuing operations for all periods presented.

Stock-Based Compensation

The Company accounts for its employee stock compensation plans using the intrinsic value method of accounting set forth in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and the related interpretations. Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company’s stock at the date of grant over the amount an employee must pay to acquire the stock.

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

Derivative Financial Instruments

The Company adopted SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and its amendments, Statement Nos. 137 and 138, on September 1, 2000. SFAS No. 133 requires that all derivative instruments be recorded on the balance sheet at fair value. The Company did not have any derivative instruments in fiscal 2004 or 2003.

Earnings Per Share

The Company presents basic income (loss) per common share and diluted loss per common share in accordance with SFAS No. 128, “Earnings Per Share.” The convertible subordinated notes have been excluded from the calculation of potentially dilutive shares since they are antidilutive. Basic income (loss) per share is computed by dividing net income (loss) by the weighted-average number of shares outstanding during each period presented. In fiscal years 2004, 2003, and 2002, dilutive shares had a minimal effect on income (loss) per share.

Accounting Periods

The Company’s fiscal year consists of 13 four-week periods ending on the last Wednesday in August.

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

New Accounting Pronouncements

SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure, an amendment of FASB Statement No. 123,” was issued in December 2002 and is effective for fiscal years ending after December 15, 2002. SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. In addition, this pronouncement amends the disclosure requirements of SFAS No. 123 to require more prominent disclosure in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company currently plans to continue to apply the intrinsic-value based method to account for stock options and is complying with the disclosure requirements of SFAS No. 148.

Reclassifications

Where applicable, prior period results have been reclassified to show the retroactive effect of discontinued operations per the business plan. Reclassification facilitates more meaningful comparability to the Company’s current information. As stores are closed in the future and presented in discontinued operations, quarterly and annual financial amounts, where applicable, will be reclassified for further comparability. Certain other reclassifications of prior period results have been made to conform to the current year presentation.

Note 2. Cash and Cash Equivalents and Short-Term Investments

The Company manages its cash and cash equivalents and short-term investments jointly in order to internally fund operating needs. Short-term investments as of August 25, 2004, and August 27, 2003, consisted primarily of money market funds and time deposits. As of August 25, 2004, approximately $2.2 million of the $4.4 million of the Company’s short-term investments was pledged as collateral for four separate letters of credit. There have been no draws upon these letters of credit.

	August 25,	August 27,
	2004	2003
	(In thousands)
Cash and cash equivalents	$1,211	$871
Short-term investments	4,384	20,498

Total cash and cash equivalents and short-term investments	$5,595	$21,369

The Company’s combined cash and cash equivalents and short-term investments balance declined from $21.4 million as of August 27, 2003, to $5.6 million as of August 25, 2004. The decline was primarily attributed to a $19.8 million debt paydown in fiscal 2004.

Note 3. Income Taxes

The following is a summarization of deferred income tax assets and liabilities as of the current and prior fiscal year-end:

	August 25,	August 27,
	2004	2003
	(In thousands)
Deferred long-term income tax liability	$(1,073)	$(180)
Plus: Deferred short-term income tax asset	1,073	180

Net deferred income tax liability	$—	$—

The following table details the categories of income tax assets and liabilities resulting from the cumulative tax effects of temporary differences as of the end of each period presented:

	August 25,	August 27,
	2004	2003
	(In thousands)
Deferred income tax assets:
Workers’ compensation, employee injury, and general liability claims	$2,552	$2,429
Deferred compensation	2,302	2,283
Asset impairments and restaurant closure reserves	15,313	20,224
Net operating losses	16,032	11,086
General business credits	529	384

Subtotal	36,728	36,406
Valuation allowance	(19,269)	(17,643)

Total deferred income tax assets	17,459	18,763
Deferred income tax liabilities:
Depreciation and amortization	15,588	15,965
Other	1,871	2,798

Total deferred income tax liabilities	17,459	18,763

Net deferred income tax liability	$—	$—

Relative only to continuing operations, the reconciliation of the expense (benefit) for income taxes to the expected income tax expense (benefit) - computed using the statutory tax rate — was as follows:

	2004		2003		2002
	Amount	%	Amount	%	Amount	%
	(In thousands and as a percent of pretax income)
Income tax expense (benefit) from continuing operations at the federal rate	$666	35.0%	$(297)	(35.0)%	$(809)	(35.0)%
Permanent and other differences	773	40.6	470	55.4	771	33.4
Change in valuation allowance	(1,439)	(75.6)	(173)	(20.4)	—	—

Income tax expense (benefit) from continuing operations	$—	—%	$—	—%	$(38)	(1.6)%

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

For the 2003 fiscal year, including both continuing and discontinued operations, the Company generated gross taxable operating losses of approximately $31.7 million, which will fully expire in 2023 if not utilized. Due to the Company’s cumulative loss position, no federal income taxes were paid in fiscal 2004 or fiscal 2003.

The Company’s federal income tax returns have been periodically reviewed by the Internal Revenue Service. The Company’s 2002, 2001, and 2000 returns are currently under review. Management believes that adequate provisions for income taxes have been reflected in the financial statements and is not aware of any significant exposure items that have not been reflected in the financial statements.

Note 4. Property and Equipment

The cost and accumulated depreciation of property and equipment at August 25, 2004, and August 27, 2003, together with the related estimated useful lives used in computing depreciation and amortization, were as follows:

	August 25,	August 27,	Estimated
	2004	2003	Useful Lives
	(In thousands)
Land	$51,536	$55,259	—
Restaurant equipment and furnishings	107,481	108,183	3 to 15 years
Buildings	180,210	191,521	20 to 33 years
Leasehold and leasehold improvements	20,207	21,989	Term of leases
Office furniture and equipment	6,845	11,710	5 to 10 years
Transportation equipment	421	574	5 years

	366,700	389,236
Less accumulated depreciation and amortization	(170,159)	(171,560)

Property and equipment	$196,541	$217,676

Note 5. Current Accrued Expenses and Other Liabilities

Current accrued expenses and other liabilities as of the current and prior fiscal year-end consisted of:

	August 25,	August 27,
	2004	2003
	(In thousands)
Salaries, compensated absences, incentives, and bonuses	$5,669	$5,476
Voluntary severance costs	860	—
Taxes, other than income	4,074	6,951
Accrued claims and insurance	5,979	5,584
Income taxes	7,274	7,279
Rent, legal, and other	1,424	2,967

	$25,280	$28,257

During the third quarter of fiscal 2004, Luby’s announced it will consolidate all of the Company’s corporate operations in one city by moving its corporate headquarters to Houston, Texas. This move will be completed by the end of the 2004 calendar year. In accordance with SFAS No. 88, “Employers Accounting for Settlements and Curtailments of Defined benefit Pension Plans and for Termination Benefits,” the Company recorded a liability and reported in accrued expenses and other liabilities and recognized an expense in the Company’s consolidated statements of operations of $860,000 under voluntary severance costs. The liability and related expense represent the cost to the Company for the voluntary severance agreements accepted by employees during the fourth quarter of fiscal 2004. Other related relocation costs are expected to be incurred within the next two fiscal quarters and will be recognized in accordance with SFAS No. 146,” Accounting for Costs Associated with Exit or Disposal Activities and Expensed as Incurred.”

Note 6. Debt

Previous Senior Debt

During the mid-1990’s, the Company entered into a revolving line of credit with a group of four banks. The line was primarily used for financing long-term objectives, including capital acquisitions and a stock repurchase program. These large demands of cash contributed to the capacity under that credit facility being fully exhausted in fiscal 2001.

Since that time, management has financed the Company’s capital acquisitions and working capital needs through careful cash management and the provision of an additional $10 million in subordinate financing from the Company’s CEO and the COO. The additional subordinate financing was funded toward the end of fiscal 2001. Although no further borrowings were allowed under the senior credit facility, the bank group subsequently authorized an extension of its maturity date through April 2003.

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

The Business Plan Facilitates Transition to Reduced Debt and New Financing

In addition to the Company’s primary goal to successfully negotiate suitable replacement debt, management has also been concentrating on implementing its business plan. With its focus on returning the Company to profitability, this plan was approved in March of fiscal 2003 and is still in effect.

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

At any time throughout the term of the loan, the Company has the option to elect one of two bases of interest rates. One interest rate option is the greater of the federal funds effective rate plus 0.5% or prime increased by an applicable spread that ranges from 1.5% to 2.5%. The other interest rate option is LIBOR (London InterBank Offered Rate) increased by an applicable spread that ranges from 3.0% to 4.0%. The applicable spread under each option is dependent upon certain measures of the Company’s financial performance at the time of election. Quarterly, the Company also pays a commitment fee on the unused portion of the line of credit. Again, dependent upon the Company’s performance, the rate varies from 0.5% to 0.75%.

In addition to the new line of credit, the Company concurrently negotiated another secured, three-year term loan for $27.9 million. The term loan was funded by a third-party financial institution not related to any member of the bank group that funded the new line of credit.

The interest rate under the term loan is LIBOR plus an applicable spread that ranges from its highest level of 7.5% at the loan’s inception to the lowest level of 6.0%, which is effective when 75% of the loan’s outstanding balance has been paid down. No periodic principal payments are required other than net proceeds from properties currently marked for sale, and any balance remaining at the loan’s maturity must be paid in full.

During the fourth quarter of fiscal 2004, $2.1 million in proceeds from property sales were used to reduce the Company’s balance under its prior credit facility. To complete the refinancing, the Company used $15.4 million of its cash and short-term investments to satisfy the remaining balance outstanding under the prior credit facility and pay refinancing costs on the new senior debt. In the fourth quarter of fiscal 2004, as a result of the refinancing, the Company’s new senior debt was in good standing. Pursuant to the terms of the Subordination and Intercreditor Agreement dated June 7, 2004, if the new senior debt were to be in default at some time in the future, Chris and Harris Pappas have a contractual right (but no obligation) to purchase those loans.

Both the line of credit and the term loan allow for $11 million in annual capital expenditures plus 50% of the unused prior-year allowance. Both agreements allow for additional spending if the Company surpasses certain financial ratios.

At August 25, 2004, the Company’s outstanding senior debt balance was $51.5 million. From its new revolving line of credit, the Company had an outstanding debt balance of $28.0 million. This level is down $8.3 million from its original drawn amount of $36.3 million, which occurred in June 2004. Of the $8.3 million reduction, $2.7 million was derived from a sale leaseback of one property, and $5.6 million was from excess cash. From its term loan, the Company had an outstanding debt balance of $23.5 million. This level is down $4.4 million from its original note balance of $27.9 million, which also occurred in June 2004. The reduction was primarily made with proceeds received on the sale of properties. Of the $50 million total commitment under the line of credit, $20.8 million was available to the Company at August 25, 2004.

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

The Company’s outstanding senior debt at August 27, 2003, was $91.6 million compared to $51.5 million at August 25, 2004. The $40.1 million reduction was due to $20.3 million in proceeds from property sales and $19.8 million from excess cash reserves.

Both the new line of credit and the term loan contain financial performance covenants, provisions limiting the use of the Company’s cash, and descriptions of certain events of default that could be triggered by changes in the Company’s relationship with its CEO and its COO. Provisions limiting the use of the Company’s cash include a maximum annual capital expenditure (as mentioned above); the exclusion of the Company to directly purchase any equity interests or any other securities of any unrelated Company (except those permitted investments); a maximum annual expenditure for both capital and operating leases; and the Company may declare and pay dividends on its common stock payable in additional shares of its common stock, but not in cash. As the focus continues toward further strengthening operational and financial performance, management believes that the two new debt instruments will provide the proper level of financing to improve its liquidity. Additionally, the Company expects to be able to maintain compliance with the specific requirements of each agreement.

As of August 25, 2004, $195.5 million of the Company’s total book value, or 83.3% of its total assets, was pledged as collateral. These pledged assets included the Company’s owned real estate, improvements, equipment, and fixtures.

For information on the letter of credit issued under the line of credit for officer loans currently guaranteed by the Company for any notes still in default as of September 30, 2004, see Note 8.

Subordinated Notes

As mentioned earlier, in the fourth quarter of fiscal 2001, the Company’s CEO, Christopher J. Pappas, and Harris J. Pappas, the Company’s COO, formally loaned the Company a total of $10 million in exchange for convertible subordinated notes. The notes, as formally executed, bore interest at LIBOR plus 2.0%, payable quarterly.

Between the fourth quarter of fiscal 2003 and the fourth quarter of fiscal 2004, the subordinated notes were in default because of cross-default provisions that were tied to the Company’s original credit facility. The subordinated notes were amended during the fourth quarter of fiscal 2004, in conjunction with refinancing the senior debt. The Company paid the lenders all of the previously accrued interest that could not be paid while the senior debt was in default. As a result of these developments, the Company’s subordinated notes are no longer in default.

The original notes were convertible into the Company’s common stock at $5.00 per share for 2.0 million shares. This arrangement created a beneficial conversion feature recorded as a discount to debt with an offset to paid-in capital. The Company has amortized the discount on the original notes through increased noncash charges to interest expense since its origination in fiscal 2001. For accounting purposes, the modification of these notes requires the original beneficial conversion feature to be extinguished and the unamortized portion of the original discount to be accelerated; the net effect of which resulted in a $125,000 financial benefit in the fourth quarter of fiscal 2004.

The interest on the modified seven-year notes is prime plus 5.0% for as long as the senior debt equals or exceeds $60 million. When the senior debt is reduced below $60 million, interest will be prime plus 4.0%. In either case, the rate cannot exceed 12.0% or the maximum legal rate.

As a result of the amended subordinated note agreements, at the earlier of June 7, 2005, a default under the senior debt, or a “change in control” as defined in the amended notes, the conversion price will lower to $3.10 per share for 3.2 million shares. The per share market price of the Company’s stock on the commitment date (as determined by the closing price on the New York Stock Exchange) was $5.63. The difference between the market price and the lowest possible strike price of $3.10, or $2.53 per share, multiplied by the relative number of convertible shares equals approximately $8.2 million, which represents the new beneficial conversion feature. Consistent with the original accounting treatment, this amount will be recorded as both a component of paid-in capital and a discount from the $10 million in subordinated notes. The new note discount will be amortized as noncash interest expense over the term of the subordinated notes. The annual effect of this amortization will be approximately $1.2 million.

The carrying value of the notes, net of the unamortized discount, at August 25, 2004, was approximately $2.1 million, while at August 27, 2003, was approximately $7.0 million.

The Company has agreed to reserve shares held in treasury for issuance to the holders of the subordinated notes upon conversion of the debt. The Company’s treasury shares have also been reserved for two other purposes — the issuance of shares to Messrs. Pappas upon exercise of the options granted to them on March 9, 2001, and for shares issuable under the Company’s Nonemployee Director Phantom Stock Plan. In accordance with an agreement between Messrs. Pappas and the Company dated June 7, 2004, Chris and Harris Pappas have agreed to limit their exercise of stock options to a number that will ensure the “net treasury shares available” are not exceeded. Pursuant to the terms of that agreement, the Company indicated that it will use reasonable efforts to list on the New York Stock Exchange additional shares which would permit full exercise of those options. “Net Treasury Shares Available” is defined in the debt agreements as the number of shares of common stock then held by the Company in treasury, minus the number of shares of common stock issuable or issued after the June 7, 2004, under the Nonemployee Director Phantom Stock Plan, minus the number of shares of common stock issuable or issued upon conversion of the subordinated notes, calculated assuming the lowest conversion price stated in the subordinated notes.

Schedule of Outstanding Debt
August 25, 2004
(In thousands)
Line of credit	$28,000
Term loan	23,470
Subordinate notes	10,000

Total debt	61,470
Less discount on subordinate notes	(7,909)

Total	53,561

The long-term debt repayments are due as follows:

(In thousands)
2005	$—
2006	—
2007	51,470
2008	—
2009	—
Thereafter	10,000

$61,470

Interest Expense

Total interest expense incurred for 2004, 2003, and 2002 was $10.2 million, $10.3 million, and $10.3 million, respectively. Excluding the deferred interest payments and the debt discount amortization on the Company’s subordinated notes described above, interest paid approximated $7.9 million, $8.8 million, and $9.8 million in fiscal 2004, 2003, and 2002, respectively.

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

Note 7. Impairment of Long-Lived Assets and Store Closings /Discontinued Operations

Impairment of Long-Lived Assets and Store Closings

In accordance with Company guidelines, management periodically reviews the financial performance of each store for indicators of impairment or indicators that closure would be appropriate. Where indicators are present, such as three full fiscal years of negative cash flows or other unfavorable market conditions, the carrying values of assets are written down to the estimated future discounted cash flows or fully written off in the case of negative cash flows anticipated in the future. Estimated future cash flows are based upon regression analyses generated from similar Company restaurants, discounted at the Company’s weighted-average cost of capital.

The Company incurred the following impairment charges to income from operations:

	Year Ended
	August 25,	August 27,	August 28,
	2004	2003	2002
	(364 days)	(364 days)	(362 days)
	(In thousands)
Provision for asset impairments and restaurant closings	$727	$2,100	$271

EPS decrease — basic	$0.03	$0.09	$0.01

The change from fiscal 2003 to 2004 of $1.4 million related to a decrease in impairments. Fiscal 2004 principally includes reductions in property values that resulted from changes in market conditions offset by an impairment reversal on the disposal of a property that was previously written down.

Discontinued Operations

From the inception of the current business plan in fiscal 2003 to August 25, 2004, the Company closed 55 operating stores. The operating results of these locations have been reclassified and reported as discontinued operations for all periods presented as required by Statement of Financial Accounting Standards (SFAS) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS No. 144 establishes a single accounting model for long-lived assets to be disposed of by sales and broadens the presentation of discontinued operations to include more disposal transactions. The Company adopted SFAS No. 144 in the first quarter of fiscal 2003, as required. The following are the sales and pretax losses reported for all discontinued locations:

	Year Ended
	August 25,	August 27,	August 28,
	2004	2003	2002
	(364 days)	(364 days)	(362 days)
	(In thousands)
Sales	$4,175	$55,512	$80,409
Pretax losses	(8,343)	(32,246)	(12,047)

During fiscal 2003, after the original designation of stores to be closed, two were removed from the list and replaced by two other locations. Specifically, one in Bossier City, Louisiana, and one in Houston, Texas, were neutrally exchanged for one location in San Antonio, Texas, and one in Lufkin, Texas. In the first quarter of fiscal 2004, a prior joint-venture seafood location was adopted into the plan. Then in the second quarter of fiscal 2004, two additional locations — Garland, Texas, and New Braunfels, Texas — were also adopted into the plan. In the third quarter of fiscal 2004, Nacogdoches, Texas, and Texarkana, Texas, were adopted into the plan. In the fourth quarter of fiscal 2004, the Company’s location in Seguin, Texas, was closed and adopted into the plan.

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

In accordance with EITF 87-24, “Allocation of Interest to Discontinued Operations,” interest on debt that is required to be repaid as a result of a disposal transaction should be allocated to discontinued operations. For fiscal 2004, 2003, and 2002, respectively, $2.2 million, $2.7 million, and $2.6 million was allocated to discontinued operations. The basis of the allocation to discontinued operations was an application of the credit facility’s historical effective interest rates to the portion of the estimated total debt that equals the amount related to current and future business plan disposals as explained in the previous paragraph.

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

The following summarizes discontinued operations for fiscal years 2004, 2003, and 2002:

	Year Ended
	August 25,	August 27,	August 28,
	2004	2003	2002
	(364 days)	(364 days)	(362 days)
	(In thousands)
Impairments	$(6,237)	$(19,776)	$—
Gains	4,090	2,190	—

Net impairments	(2,147)	(17,586)	—
Other	(6,196)	(14,660)	(7,379)

Discontinued operations, net of taxes	(8,343)	(32,246)	(7,379)

Effect on EPS from net impairments - decrease (increase) — basic	$(0.10)	$(0.78)	$—

Effect on EPS from discontinued operations - decrease (increase) — basic	$(0.37)	$(1.43)	$(0.33)

Within discontinued operations, the Company offsets gains from applicable property disposals against total impairments as noted above. The amounts in the table noted as Other actually include several items. Those items include allocated interest, lease settlements, employment termination and shut-down costs, as well as operating losses through each restaurant’s closing date and carrying costs until the locations are finally disposed of.

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

Reserve for Restaurant Closings

At August 25, 2004, and August 27, 2003, the Company had a reserve for restaurant closings of $500,000 and $1.7 million, respectively. The reserve balances as of the end of both periods related to the 2001 asset disposal plan and were comprised of estimated lease settlement costs. The settlement costs were accrued in accordance with EITF 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity,” which was appropriate for disposal plans initiated before the Company’s fiscal 2003 adoption of SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” Since the implementation of SFAS No. 146, lease settlement costs have been expensed as incurred.

Relative to the fiscal 2001 disposal plan, the following summarizes the amounts recognized as cash payments, including actual lease settlements, as well as other reductions. Other reductions include certain accrual reversals for settlements that have been more favorable than originally expected and were recorded in discontinued operations after their eventual closure.

	Reserve Balance
	(2001 Disposal Plan)
	Lease Settlement	Other Exit
	Costs	Costs	Total Reserve
	(In thousands)
Balances at August 31, 2001	$4,206	$300	$4,506
Additions (reductions)	(373)	—	(373)
Cash payments	(856)	(163)	(1,019)

Balances at August 28, 2002	2,977	137	3,114
Additions (reductions)	(1,163)	(78)	(1,241)
Cash payments	(151)	(59)	(210)

Balances at August 27, 2003	1,663	—	1,663
Additions (reductions)	(518)	—	(518)
Cash payments	(645)	—	(645)

Balances at August 25, 2004	$500	$—	$500

Note 8. Commitments and Contingencies

Officer Loans

In fiscal 1999, the Company guaranteed loans of approximately $1.9 million relating to purchases of Luby’s stock by various officers of the Company pursuant to the terms of a shareholder-approved plan. Under the officer loan program, shares were purchased and funding was obtained by the participating officers from JPMorgan Chase Bank, one of the four members of the original bank group that participated in the Company’s credit facility. Per the original terms of the guaranteed loan agreements, these instruments only required annual interest to be paid by the individual debtors, with the entire principal balances due upon their respective original maturity dates, which occurred during the period from January through March of 2004.

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

The underlying guarantee on these loans includes a cross-default provision. The Company received notice in 2003 from JPMorgan Chase Bank that the default in the Company’s credit facility led to a default in the officer loans. On July 10, 2003, JPMorgan Chase Bank notified the Company that although it reserved all rights and remedies, it did not elect to pursue those rights and remedies in order to allow further discussions among the bank group. This notice did not constitute a waiver.

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

Off-Balance-Sheet Arrangements

The Company has no off-balance-sheet structured financing arrangements; however, under the terms of applicable SEC rules, the Company’s obligation to repurchase the officer loans could be deemed a guarantee contract, which the SEC considers an off-balance-sheet arrangement. If the Company is required to purchase the officer loans, it would have a maximum cash payout exposure of approximately $1.2 million.

Pending Claims

The Company is presently, and from time to time, subject to pending claims and lawsuits arising in the ordinary course of business. In the opinion of management, the resolution of any pending legal proceedings will not have a material adverse effect on the Company’s operations or consolidated financial position.

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

Most leases include periodic escalation clauses. In accordance with those clauses, the Company records increases in rent expense as they become applicable. Accordingly, the Company does not follow the straight-line rent method as prescribed by SFAS No. 13 under generally accepted accounting principles; however, management does not believe the variation from the straight-line method is material to the Company’s results of operations and financial position.

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

The Company has agreed to reserve shares held in treasury for issuance upon exercise of these options. In accordance with an agreement between Messrs. Pappas and the Company dated June 7, 2004, Chris and Harris Pappas have agreed to limit their exercise of stock options to a number that will ensure the “net treasury shares available” are not exceeded. Pursuant to the terms of that agreement, the Company indicated that it will use reasonable efforts to list on the New York Stock Exchange additional shares which would permit full exercise of the options. (See the Subordinated Notes section of Management’s Discussion and Analysis of Financial Condition and Results of Operations for definition of “net treasury shares”.)

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

During 1999, the Company authorized 2.0 million shares of the Company’s common stock for a new plan. Under its terms, including the 1999 authorization, nonqualified stock options, incentive stock options, and other types of awards for not more than 4.9 million shares of the Company’s common stock may be granted to eligible employees of the Company. As previously stated, the Company also granted 2.2 million options to the CEO and the COO in conjunction with their employment agreements. Neither individual has exercised any of those options.

The following is a summary of activity in the Company’s incentive stock plan and the executive stock options for the three years ended August 25, 2004, August 27, 2003, and August 28, 2002:

	Weighted-
	Average Exercise
	Price Per Share -	Options
	Options Outstanding	Outstanding
Balances at August 31, 2001	$8.93	4,506,241
Granted	6.21	133,500
Cancelled or expired	14.10	(435,306)
Exercised	5.44	(10,100)

Balances at August 28, 2002	8.31	4,194,335
Granted	1.98	28,000
Cancelled or expired	12.49	(302,737)
Exercised	—	—

Balances at August 27, 2003	7.96	3,919,598
Granted	4.47	20,000
Cancelled or expired	14.30	(399,569)
Exercised	5.44	(7,500)

Balances at August 25, 2004	$7.22	3,532,529

Balances of Exercisable Options as of:
August 31, 2001		$1,441,490
August 28, 2002		2,242,095
August 27, 2003		3,029,098
August 25, 2004		3,394,029

Exercise prices for options outstanding as of August 25, 2004, range from $1.98 to $22.75 per share. The weighted-average remaining contractual life of these options is 4.8 years. Excluding 2,240,000 executive stock options with an exercise price of $5.00 per share, the exercisable options as of August 25, 2004, have a weighted-average exercise price of $11.69 per share.

Options Outstanding and Exercisable by Price Range
As of August 25, 2004

Options Outstanding				Options Exercisable
		Weighted-
	Number	Average	Weighted-	Number	Weighted-
Range of	Outstanding	Remaining	Average	Exercisable	Average
Exercise Prices	As of 8/25/04	Contractual Life	Exercise Price	As of 8/25/04	Exercise Price
$ 1.9800 - $ 4.4700	46,000	8.90	$3.0626	26,000	$1.9800
5.0000 - 5.0000	2,240,000	6.54	5.0000	2,240,000	5.0000
5.4375 - 6.7000	365,150	2.88	5.6647	268,650	5.6555
7.8125 - 14.3750	402,345	1.45	11.5311	380,345	11.6896
14.4375 - 15.4375	434,576	0.53	15.3221	434,576	15.3221
15.9375 - 15.9375	11,127	0.58	15.9375	11,127	15.9375
17.1250 - 17.1250	18,332	1.31	17.1250	18,332	17.1250
20.2500 - 20.2500	5,000	2.39	20.2500	5,000	20.2500
21.6250 - 21.6250	5,000	1.38	21.6250	5,000	21.6250
22.7500 - 22.7500	4,999	0.39	22.7500	4,999	22.7500

$ 1.9800 - $22.7500	3,532,529	4.80	$7.2248	3,394,029	$7.2745

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

The weighted-average fair value of the individual options granted during 2004, 2003, and 2002 was estimated at $2.32, $0.94, and $2.55, respectively, on the date of grant. The fair values were determined using a Black-Scholes option pricing model with the following assumptions:

	2004	2003	2002
Dividend yield	—%	—%	—%
Volatility	.57	0.51	0.35
Risk-free interest rate	3.01%	3.02%	3.56%
Expected life	5.00	5.00	6.18

Supplemental Executive Retirement Plan

The Company has a Supplemental Executive Retirement Plan (SERP) for key executives and officers. The SERP is a “target” benefit plan, with the annual lifetime benefit based upon a percentage of average salary during the final five years of service at age 65, offset by several sources of income including benefits payable under deferred compensation agreements, if applicable, and Social Security. SERP benefits will be paid from the Company’s assets. The net expense (benefit) incurred for this plan for the years ended August 25, 2004, August 27, 2003, and August 28, 2002, was $(188,000), $67,000, and $64,000, respectively, and the unfunded accrued pension liability as of August 25, 2004, August 27, 2003, and August 28, 2002, was approximately $488,000, $709,000, and $665,000, respectively.

401(k) Plan

The Company has a voluntary 401(k) employee savings plan to provide substantially all employees of the Company an opportunity to accumulate personal funds for their retirement. These contributions may be made on a pre-tax basis to the plan, and the Company matches 25% of participants’ contributions of up to 4% of their salary. The net expense recognized in connection with the employer match feature of the voluntary 401(k) employee savings plan for the years ended August 25, 2004, August 27, 2003, and August 28, 2002, was $201,000, $252,000, and $311,000, respectively.

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

Profit Sharing Plan

In fiscal 2004, the Company terminated its profit sharing and retirement plan (the Plan) and is in the process of making distributions to all Plan participants. The Plan covered substantially all employees who had attained the age of 21 years and had completed one year of continuous service. It was administered by a corporate trustee, was a “qualified plan” under Section 401(a) of the Internal Revenue Code, and provided for the payment of the employee’s vested portion of the Plan upon retirement, termination, disability, or death. The Plan had been funded by contributions of a portion of the net earnings of the Company and was amended effective August 31, 2001, to make all contributions discretionary. No annual contributions to the Plan were made in fiscal 2004, 2003, or 2002.

Note 11. Derivative Financial Instruments

The Company adopted Statement of Financial Accounting Standards (SFAS) No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and its amendments, Statement Nos. 137 and 138, on September 1, 2000. SFAS No. 133 requires that all derivative instruments be recorded on the balance sheet at fair value. Pursuant to this Standard, the Company designated its Interest Rate Protection Agreements (Swaps) as cash flow hedge instruments. Swaps were used to manage exposure to interest rate movement by effectively changing the variable rate to a fixed rate. The critical terms of the Swaps and the interest-bearing debt associated with the Swaps were the same; therefore, the Company concluded that there was no ineffectiveness in the hedge relationship. Due to declining interest rates and in anticipation of additional future unfavorable interest rate changes, the Company terminated the Swaps on July 2, 2001, for a cash payment of $1.3 million, including accrued interest of $163,000. Changes in fair value of the Swaps were recognized in other comprehensive income (loss), net of tax effects, until the hedged items were recognized in earnings.

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

The Company’s comprehensive (loss) was comprised of net (loss) and adjustments to derivative financial instruments. The components of the comprehensive (loss) were as follows:

	August 25,	August 27,	August 28,
	2004	2003	2002
	(In thousands)
Net (loss)	$(6,439)	$(33,094)	$(9,653)
Other comprehensive (loss), net of taxes:
Reclassification adjustment for loss recognized on termination of interest rate swaps, net of taxes of $318	—	—	592

Comprehensive income (loss)	$(6,439)	$(33,094)	$(9,061)

Note 13. Related Parties

Affiliate Services

The CEO and COO of the Company, Christopher J. Pappas and Harris J. Pappas, respectively, own two restaurant entities that may provide services to Luby’s, Inc. as detailed in the Affiliate Services Agreement and the Master Sales Agreement. Under the terms of the Affiliate Services Agreement, the Pappas entities may provide accounting, architectural, and general business services. The total costs under the Affiliate Services Agreement in fiscal 2004 were $1,000. No costs were incurred relative to the Affiliate Services Agreement in fiscal 2003. Costs incurred in fiscal 2002 were $8,000.

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

Operating Leases

In a separate contract from the Affiliate Services Agreement and the Master Sales Agreement, the Company entered into a three-year lease which commenced on June 1, 2001, and expired on May 31, 2004. This lease is currently on a month-to-month basis. The leased property, referred to as the Houston Service Center, is used to accommodate the Company’s own in-house repair and fabrication center. The amount paid by the

Company pursuant to the terms of this lease was approximately $82,000, $79,000, $78,000 in fiscal 2004, 2003, and 2002, respectively.

From an unrelated third party, the Company previously leased a location used to house increased equipment inventories due to store closures under the business plan. The Company considered it more prudent to lease this location rather than to pursue purchasing a storage facility, as its strategy is to focus its capital expenditures on its operating restaurants. In a separate transaction, the third-party property owner sold the location to the Pappas entities during the fourth quarter of fiscal 2003, with the Pappas entities becoming the Company’s landlord for that location effective August 1, 2003. The storage site complements the Houston Service Center with approximately 27,000 square feet of warehouse space at an approximate monthly rate of $0.21 per square foot. The amount paid by the Company pursuant to the terms of this lease was approximately $69,000 in fiscal 2004.

In another separate contract, pursuant to the terms of a ground lease dated March 25, 1994, the Company paid rent to PHCG Investments for a Luby’s restaurant the Company operated in Dallas, Texas, until that location was closed early in the third quarter of fiscal 2003. Christopher J. Pappas and Harris J. Pappas are general partners of PHCG Investments. Preceding the store’s closure, the Company entered into a lease termination agreement with a third party unaffiliated with the Pappas entities. That agreement severed the Company’s interest in the PHCG property in exchange for a payment of cash to the Company. The Company also obtained the right to remove fixtures and equipment from the premises, and it was released from any future obligations under the lease agreement. The closing of the transaction was completed during the third quarter of fiscal 2003, resulting in a gain of $735,000, and the gross proceeds were used to pay down debt. The amount paid by the Company pursuant to the terms of this lease before its termination was approximately $42,000 and $85,000 in fiscal 2003 and 2002, respectively. No costs were incurred under this lease in fiscal 2004.

Late in the third quarter of fiscal 2004, Chris and Harris Pappas became partners in a limited partnership which purchased a retail strip center in Houston, Texas. Messrs. Pappas own a 50% limited partnership and a 50% general partnership interest. One of the Company’s restaurants has rented approximately 7% of the space in that center since July of 1969. No changes were made to the Company’s lease terms as a result of the transfer of ownership of the center to the new partnership. The amount paid by the Company pursuant to the terms of this lease since the inclusion of Chris and Harris Pappas as limited and general partners was $56,000 in fiscal 2004. Management is under instruction that no amendments can be made to this lease without the approval of the Finance and Audit Committee.

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

Paulette Gerukos, Director of Human Resources of the Company, is the sister-in-law of Harris J. Pappas, the Chief Operating Officer.

Note 14. Common Stock

In 1991, the Board of Directors adopted a Shareholder Rights Plan and declared a dividend of one common stock purchase right for each outstanding share of common stock. The rights are not initially exercisable. The Company amended the Shareholder Rights Plan effective February 27, 2004, to extend the expiration date to April 16, 2007. The rights may become exercisable under circumstances described in the plan if any person or group becomes the beneficial owner of 15% or more of the common stock or announces a tender or exchange offer, the completion of which would result in the ownership by a person or group of 15% or more of the common stock (either, an Acquiring Person). Once the rights become exercisable, each right will be exercisable to purchase, for $27.50 (the Purchase Price), one-half of one share of common stock, par value $.32 per share, of the Company. If any person becomes an Acquiring Person, each right will entitle the holder, other than the Acquiring Person, to acquire for the Purchase Price a number of shares of the Company’s common stock having a market value of four times the Purchase Price.

In connection with the employment of Christopher J. Pappas, the Company’s President and Chief Executive Officer, and Harris J. Pappas, the Company’s Chief Operating Officer, the Shareholder Rights Plan was amended to exempt from the operation of the plan Messrs. Pappas’ ownership of the Company’s common stock, which was acquired prior to March 8, 2001 (and certain additional shares permitted to be acquired) and certain shares of common stock which may be acquired in connection with options issued on the date of their employment and the convertible notes subsequently purchased from the Company.

In the past, the Board of Directors periodically authorized the purchase, in the open market, of shares of the Company’s outstanding common stock. The most recent authorization was a purchase of 850,300 shares of the Company’s common stock at a cost of $12,919,000 in 1999, which are being held as treasury stock. There have been no treasury shares purchased since 1999.

The Company has approximately 3.5 million shares of common stock reserved for issuance upon the exercise of outstanding stock options and 3.2 million shares for issuance upon the conversion of subordinated notes.

Note 15. Per Share Information

A reconciliation of the numerators and denominators of basic earnings per share and earnings per share assuming dilution is shown in the table below:

	Year Ended
	August 25,	August 27,	August 28,
	2004	2003	2002
	(In thousands)
Numerator:
Income (loss) from continuing operations	$1,904	$(848)	$(2,274)

Net Income (loss)	$(6,439)	$(33,094)	$(9,653)

Denominator:
Denominator for basic earnings per share — weighted-average shares	22,470	22,451	22,428
Effect of potentially dilutive securities:
Employee and nonemployee stock options	149	—	—

Denominator for earnings per share - assuming dilution — adjusted weighted-average shares	22,619	22,451	22,428

Income (loss) from continuing operations:
Basic	$0.08	$(0.04)	$(0.10)
Assuming dilution	$0.08	$(0.04)	$(0.10)

Net income (loss) per share:
Basic	$(0.29)	$(1.47)	$(0.43)
Assuming dilution (a)	$(0.29)	$(1.47)	$(0.43)

(a)	Since the subordinated notes are antidilutive, they have been excluded from the calculation of dilutive shares.

(b)	Potentially dilutive shares in fiscal 2003 and 2002 amounted to 1,058 and 178,248 shares, respectively. However, due to loss positions, there was no dilutive effect in those years.

Note 16. Quarterly Financial Information (Unaudited)

The sales and gross profit components of the Company’s quarterly financial statements have been affected by reclassifications to discontinued operations in accordance with the disposal of operating units under the Company’s business plan. Even so, the Company’s net income (loss) per share for each quarter is consistent with previous quarterly filings. The following is a summary of quarterly unaudited financial information for 2004 and 2003, including those reclassifications:

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

Each of the quarters ended August 25, 2004, and August 27, 2003, consist of four four-week periods. All other quarters presented represent three four-week periods. Results for the quarter ended August 25, 2004, include an accrual for the increase in estimated workers’ compensation costs ($1.0 million) and nonrecurring expenses related to voluntary severance costs ($860,000).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

December 27, 2004	LUBY’S, INC.

Date	(Registrant)

By: /s/ Christopher J. Pappas

Christopher J. Pappas
President and Chief Executive Officer

December 27, 2004	LUBY’S, INC.

Date	(Registrant)

By: /s/ Ernest Pekmezaris

Ernest Pekmezaris
Senior Vice President and Chief Financial Officer