Form 10-Q
period 2004-11-17
LUBYS INC
filed 2005-01-03
CIK 16099

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 17, 2004, or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [  ]

As of December 27, 2004, there were 22,601,004 shares of the registrant’s Common Stock outstanding, which does not include 4,933,063 treasury shares.

Luby’s, Inc.
Form 10-Q
Quarter ended November 17, 2004

Additional Information

The Company’s Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports are available free of charge via hyperlink on its website at www.lubys.com. The Company makes these reports available as soon as reasonably practicable upon filing with the SEC. Information on the Company’s website is not incorporated into this report.

Part I - FINANCIAL INFORMATION

Item 1. Financial Statements

Luby’s, Inc.
Consolidated Balance Sheets
(In thousands)

	November 17,	August 25,
	2004	2004
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents (see Note 3)	$341	$1,211
Short-term investments (see Note 3)	5,012	4,384
Trade accounts and other receivables	499	101
Food and supply inventories	2,430	2,092
Prepaid expenses	2,275	1,028
Deferred income taxes (see Note 4)	1,033	1,073

Total current assets	11,590	9,889
Property, plant, and equipment - net (see Note 5)	194,076	196,541
Property held for sale (see Note 7)	22,696	24,594
Investments and other assets	3,370	3,756

Total assets	$231,732	$234,780

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$16,546	$15,888
Accrued expenses and other liabilities	25,206	25,280

Total current liabilities	41,752	41,168
Credit facility debt	28,000	28,000
Term debt (see Note 6)	20,639	23,470
Convertible subordinated notes, net-related party (see Note 6)	1,878	2,091
Other Liabilities	5,309	5,385
Deferred income taxes (see Note 4)	1,033	1,073
Reserve for restaurant closings (see Note 7)	500	500
Commitments and contingencies (see Note 8)	—	—

Total liabilities	99,111	101,687

SHAREHOLDERS’ EQUITY
Common stock, $.32 par value; authorized 100,000,000 shares, issued 27,534,067 shares and 27,410,567 shares in fiscal 2005 and 2004, respectively	8,811	8,771
Paid-in capital	44,250	43,564
Retained earnings	184,331	185,529
Less cost of treasury stock, 4,933,063 shares	(104,771)	(104,771)

Total shareholders’ equity	132,621	133,093

Total liabilities and shareholders’ equity	$231,732	$234,780

See accompanying notes.

Luby’s, Inc.
Consolidated Statements of Operations (unaudited)
(In thousands except per share data)

	Quarter Ended
	November 17,	November 19,
	2004	2003
	(84 days)	(84 days)

SALES	$70,256	$67,415
COSTS AND EXPENSES:
Cost of food	19,709	18,219
Payroll and related costs	18,896	18,828
Occupancy and other operating expenses	23,540	21,473
Depreciation and amortization	3,703	3,891
Relocation and voluntary severance costs	272	—
General and administrative expenses	4,082	4,627
Provision for asset impairments and restaurant closings (see Note 7)	—	276

	70,202	67,314

INCOME (LOSS) FROM OPERATIONS	54	101

Interest expense	(687)	(2,273)
Other income (loss), net	(53)	191

Income (loss) from continuing operations before income taxes	(686)	(1,981)

Provision (benefit) for income taxes (see Note 4)	—	—

Income (loss) from continuing operations	(686)	(1,981)

Discontinued operations, net of taxes (see Note 7)	(512)	(2,485)

NET INCOME (LOSS)	$(1,198)	$(4,466)

Income (loss) per share - before discontinued operations - basic and assuming dilution(a)	$(0.03)	$(0.09)
Income (loss) per share - from discontinued operations - basic and assuming dilution(a)	$(0.02)	$(0.11)
Net income (loss) per share - basic and assuming dilution(a)	$(0.05)	$(0.20)

Weighted average shares outstanding – basic and assuming dilution	22,494	22,470

(a)	In loss periods, earnings per share assuming dilution equals basic earnings per share since potentially dilutive securities are antidilutive.

See accompanying notes.

Luby’s, Inc.
Consolidated Statements of Shareholders’ Equity (unaudited)
(In thousands)

	Common Stock
	Issued		Treasury		Paid-In	Retained	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Earnings	Equity
BALANCE AT AUGUST 25, 2004	27,411	$8,771	(4,933)	$(104,771)	$43,564	$185,529	$133,093

Net income (loss) for the year to date	—	—	—	—	—	(1,198)	(1,198)
Common stock issued under employee benefit plans	123	40	—	—	686	—	726

BALANCE AT NOVEMBER 17, 2004	27,534	$8,811	(4,933)	$(104,771)	$44,250	$184,331	$132,621

See accompanying notes.

Luby’s, Inc.
Consolidated Statements of Cash Flows (unaudited)
(In thousands)

	Quarter Ended
	November 17,	November 19,
	2004	2003
	(84 days)	(84 days)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(1,198)	$(4,466)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:	—	—
Provision for (reversal of) asset impairments, net of gains on property sales - discontinued operations	(765)	411
Provision for (reversal of) asset impairments	—	276
Depreciation and amortization - discontinued operations	—	141
Depreciation and amortization - continuing operations	3,703	3,891
Amortization of discount on convertible subordinated notes	(213)	568
(Gain) loss on disposal of property, plant, and equipment	280	32
Noncash executive compensation expense	—	294

Cash (used in) provided by operating activities before changes in operating assets and liabilities	1,807	1,147
Changes in operating assets and liabilities:
(Increase) decrease in trade accounts and other receivables	(398)	135
(Increase) decrease in food and supply inventories	(338)	(703)
(Increase) decrease in prepaid expenses	(1,247)	600
(Increase) decrease in other assets	386	23
Increase (decrease) in accounts payable	740	818
Increase (decrease) in accrued expenses, and other liabilities	(250)	(896)
Increase (decrease) in income tax payable	100	—
Increase (decrease) in reserve for restaurant closings	—	(383)

Net cash (used in) provided by operating activities	800	741

CASH FLOWS FROM INVESTING ACTIVITIES:
(Increase) decrease in short-term investments	(628)	195
Proceeds from disposal of property held for sale	2,852	2,829
Purchases of property, plant, and equipment	(1,789)	(1,386)
Proceeds from disposal of property, plant, and equipment	—	8

Net cash provided by (used in) investing activities	435	1,646

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance (repayment) of debt, net	(2,831)	(2,776)
Proceeds received on exercise of stock options	726	—

Net cash provided by (used in) financing activities	(2,105)	(2,776)

Net increase (decrease) in cash	(870)	(389)
Cash at beginning of period	1,211	871

Cash at end of period	$341	$482

See accompanying notes.

Luby’s, Inc.
Notes to Consolidated Financial Statements (unaudited)
November 17, 2004

Note 1. Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements as are prepared for the Company’s Annual Report on Form 10-K. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the quarter and year-to-date ended November 17, 2004, are not necessarily indicative of the results that may be expected for the fiscal year ending August 31, 2005.

The balance sheet dated August 25, 2004, and included in this Form 10-Q, has been derived from the audited financial statements at that date. However, this Form 10-Q does not include all of the information and footnotes required by U.S. generally accepted accounting principles for an annual filing of complete financial statements. Therefore, these financial statements should be read in conjunction with the consolidated financial statements and footnotes included in Luby’s Annual Report on Forms 10-K and 10-K/A for the year ended August 25, 2004.

Certain accounts and prior period results have been restated to provide more meaningful comparability to the Company’s current information. Prior period results have been reclassified to show the retroactive effect of discontinued operations per the Company’s business plan. As stores are closed in the future and presented in discontinued operations, quarterly and annual financial amounts, where applicable, will be reclassified for further comparability.

Note 2. Accounting Periods

The Company’s fiscal year ends on the last Wednesday in August. As such, each fiscal year normally consists of 13 four-week periods, accounting for 364 days. Because the Company’s normal 364-day fiscal year is not aligned with the number of days in each calendar year, occasionally the last Wednesday in August occurs five weeks after the end of the prior period. As is the case with fiscal year 2005, this results in a fiscal year consisting of 12 four-week periods and one five-week period (371 days). Comparability between accounting periods is affected by varying lengths of the periods, as well as the seasonality associated with the restaurant business.

Note 3. Cash and Cash Equivalents and Short-Term Investments

The Company manages its cash and cash equivalents and short-term investments jointly in order to internally fund operating needs. Short-term investments as of November 17, 2004, and August 25, 2004, consisted primarily of money market funds and time deposits. As of November 17, 2004, approximately $2.3 million of the $5.0 million of the Company’s short-term investments was pledged as collateral for four separate letters of credit. There have been no draws upon these letters of credit.

	November 17,	August 25,
	2004	2004
	(In thousands)
Cash and cash equivalents	$341	$1,211
Short-term investments	5,012	4,384

Total cash and short-term investments	$5,353	$5,595

Note 4. Income Tax

Following is a summarization of deferred income tax assets and liabilities as of the current quarter and prior fiscal year-end:

	November 17,	August 25,
	2004	2004
	(In thousands)
Deferred long-term income tax liability	(1,033)	(1,073)
Plus: Deferred short-term income tax asset	1,033	1,073

Net deferred income tax liability	$-	$—

The following table details the categories of income tax assets and liabilities resulting from the cumulative tax effects of temporary differences as of the end of each period presented:

	November 17,	August 25,
	2004	2004
	(In thousands)
Deferred income tax assets:
Workers’ compensation, employee injury, and general liability claims	$2,472	$2,552
Deferred compensation	2,282	2,302
Asset impairments and restaurant closure reserves	14,292	15,313
Net operating losses	17,121	16,032
General business credits	565	529

Subtotal	36,731	36,728
Valuation allowance	(19,619)	(19,269)

Total deferred income tax assets	17,113	17,459
Deferred income tax liabilities:
Depreciation and amortization	15,242	15,588
Other	1,871	1,871

Total deferred income tax liabilities	17,113	17,459

Net deferred income tax liability	$—	$—

Relative only to continuing operations, the reconciliation of the expense (benefit) for income taxes to the expected income tax expense (benefit) - computed using the statutory tax rate - was as follows:

	Quarter Ended
	November 17,		November 19,
	2004		2003
	Amount	%	Amount	%
	(In thousands and as a percent of pretax income)
Income tax expense (benefit) from continuing operations at the federal rate	$(240)	(35.0)%	$(693)	(35.0)%
Permanent and other differences	110	16.1	253	12.8
Change in valuation allowance	130	18.9	440	22.2

Income tax expense (benefit) from continuing operations	$—	—%	$—	—%

For the quarter ended November 17, 2004, including both continuing and discontinued operations, the Company generated gross taxable operating losses of approximately $1.1 million, which will expire in 2025 if not utilized. The tax benefit for book purposes was netted against a valuation allowance because loss carrybacks were exhausted with the fiscal 2002 tax filing, making the realization of loss carryforwards uncertain.

For the fiscal years 2003 and 2004, including both continuing and discontinued operations, the Company generated gross taxable operating losses of approximately $31.7 million and $14.1 million, respectively, which will expire in 2023 and 2024, respectively, if not utilized.

The Company’s federal income tax returns have been periodically reviewed by the Internal Revenue Service. The Company’s 2002, 2001, and 2000 returns are currently under review. Management believes that adequate provisions for income taxes have been reflected in the financial statements and is not aware of any significant exposure items that have not been reflected in the financial statements.

Note 5. Property, Plant, and Equipment

The cost and accumulated depreciation and amortization of property, plant, and equipment at November 17, 2004, and August 25, 2004, together with the related estimated useful lives used in computing depreciation and amortization, were as follows:

	November 17,	August 25,	Estimated
	2004	2004	Useful Lives
	(In thousands)
Land	$51,536	$51,536	—
Restaurant equipment and furnishings	107,742	107,481	3 to 15 years
Buildings	177,160	180,210	20 to 33 years
Leasehold and leasehold improvements	19,487	20,207	Term of leases
Office furniture and equipment	4,219	6,845	5 to 10 years
Transportation equipment	399	421	5 years

	360,543	366,700
Less accumulated depreciation and amortization	(166,467)	(170,159)

Property, plant and equipment	$194,076	$196,541

Note 6. Debt

Senior Debt

In the fourth quarter of fiscal 2004, the Company successfully refinanced its existing senior credit facility with two new instruments. The first is a secured, three-year line of credit for $50 million. Of the total line, only $36.3 million was originally drawn in connection with the refinancing. This instrument was funded by a syndicate of four independent banks.

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

In addition to the line of credit, the Company concurrently negotiated another secured, three-year term loan for $27.9 million. The term loan was funded by a third-party financial institution not related to any member of the bank group that funded the line of credit.

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

In the fourth quarter of fiscal 2004, as a result of the refinancing, the Company’s new senior debt was in good standing. Pursuant to the terms of the Subordination and Intercreditor Agreement dated June 7, 2004, if the senior debt were to be in default at some time in the future, Chris and Harris Pappas have a contractual right (but no obligation) to purchase those loans.

Both the line of credit and the term loan allow for $11 million in annual capital expenditures plus 50% of the unused prior-year allowance. Both agreements allow for additional spending if the Company surpasses certain financial ratios.

At November 17, 2004, the Company’s outstanding senior debt balance was $48.6 million. From its revolving line of credit, the Company had an outstanding debt balance of $28 million. This level is down $8.3 million from its original drawn amount of $36.3 million, which occurred in June 2004. Of the $8.3 million reduction, $2.7 million was derived from a sale leaseback of one property, and $5.6 million was from excess cash. From its term loan, the Company had an outstanding debt balance of $20.6 million. This level is down $7.3 million from its original note balance of $27.9 million, which also occurred in June 2004. The reduction was primarily made with proceeds received on the sale of properties. Of the $50 million total commitment under the line of credit, $20.8 million was available to the Company at November 17, 2004.

Additionally, as of November 17, 2004, the Company has approximately $2.3 million committed under letters of credit through a separate arrangement with another bank.

The interest rate applicable to the revolving line of credit was LIBOR plus 3.75% at November 17, 2004. The interest rate on the term loan at November 17, 2004, was LIBOR plus 7.5%.

Both the line of credit and the term loan contain financial performance covenants, provisions limiting the use of the Company’s cash, and descriptions of certain events of default that could be triggered by changes in the Company’s relationship with its CEO and its COO. Provisions limiting the use of the Company’s cash include a maximum annual capital expenditure (as mentioned above); the exclusion of the Company to directly purchase any equity interests or any other securities of any unrelated Company (except those permitted investments); a maximum annual expenditure for both capital and operating leases; and the Company may declare and pay dividends on its common stock payable in additional shares of its common stock, but not in cash. As the focus continues toward further strengthening operational and financial performance, management believes that the two debt instruments will provide the proper level of financing to improve its liquidity. Additionally, the Company expects to be able to maintain compliance with the specific requirements of each agreement.

As of November 17, 2004, $188.8 million of the Company’s total book value, or 81.5% of its total assets, was pledged as collateral. These pledged assets included the Company’s owned real estate, improvements, equipment, and fixtures.

The Business Plan Facilitates Transition to Reduced Debt and New Financing

In conjunction with the refinancing of the company’s senior debt, management has been concentrating on implementing its business plan. With its focus on returning the Company to profitability, this plan was approved in March of fiscal 2003 and is still in effect.

As a complement to the profit objective, the plan called for the closure of certain underperforming stores. Through the quarter ended November 17, 2004, 57 restaurants have been closed in accordance with the plan. In turn, in the cases where the locations were owned, the proceeds from any property sales were used to pay down the line of credit.

Subordinated Notes

In the fourth quarter of fiscal 2001, the Company’s President and CEO, Christopher J. Pappas, and Harris J. Pappas, the Company’s COO, formally loaned the Company a total of $10 million in exchange for convertible subordinated notes. The notes, as formally executed, bore interest at LIBOR plus 2.0%, payable quarterly.

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

The interest on the modified seven-year notes is prime plus 5.0% for as long as the senior debt equals or exceeds $60 million. When the senior debt is reduced below $60 million, interest will be prime plus 4.0%. In either case, the rate cannot exceed 12.0% or the maximum legal rate. As of November 17, 2004, the interest rate applicable to the notes was 8.5% (prime plus 4.0%).

As a result of the amended subordinated note agreements, at the earlier of June 7, 2005, a default under the senior debt, or a “change in control” as defined in the amended notes, the conversion price will lower to $3.10 per share for approximately 3.2 million shares. The per share market price of the Company’s stock on the commitment date (as determined by the closing price on the New York Stock Exchange) was $5.63. The difference between the market price and the lowest possible strike price of $3.10, or $2.53 per share, multiplied by the relative number of convertible shares equals approximately $8.2 million, which represents the new beneficial conversion feature. Consistent with the original accounting treatment, this amount will be recorded as both a component of paid-in capital and a discount from the $10 million in subordinated notes. The new note discount will be amortized using the effective interest method as noncash interest expense over the term of the subordinated notes.

The carrying value of the notes, net of the unamortized discount,was approximately $1.9 million at November 17, 2004.

The Company has agreed to reserve shares held in treasury for issuance to the holders of the subordinated notes upon conversion of the debt. The Company’s treasury shares have also been reserved for two other purposes - the issuance of shares to Messrs. Pappas upon exercise of the options granted to them on March 9, 2001, and for shares issuable under the Company’s Nonemployee Director Phantom Stock Plan. In accordance with an agreement between Messrs. Pappas and the Company dated June 7, 2004, Chris and Harris Pappas have agreed to limit their exercise of stock options to a number that will ensure the “net treasury shares available” are not exceeded. Pursuant to the terms of that agreement, the Company indicated that it will use reasonable efforts to list on the New York Stock Exchange additional shares which would permit full exercise of those options. “Net Treasury Shares Available” is defined in the debt agreements as the number of shares of common stock then held by the Company in treasury, minus the number of shares of common stock issuable or issued after the June 7, 2004, under the Nonemployee Director Phantom Stock Plan, minus the number of shares of common stock issuable or issued upon conversion of the subordinated notes, calculated assuming the lowest conversion price stated in the subordinated notes.

Note 7. Impairment of Long-Lived Assets and Store Closings / Discontinued Operations

Impairment of Long-Lived Assets and Store Closings

In accordance with Company guidelines, management periodically reviews the financial performance of each store for indicators of impairment or indicators that closure would be appropriate. Where indicators are present, such as three full fiscal years of negative cash flows or other unfavorable market conditions, the carrying values of assets are written down to the estimated future discounted cash flows or fully written off in the case of negative cash flows anticipated in the future. Estimated future cash flows are based upon regression analyses generated from similar restaurant companies, discounted at the Company’s weighted-average cost of capital.

The Company incurred the following charges to income from operations:

	Quarter Ended
	November 17,	November 19,
	2004	2003
	(84 days)	(84 days)
	(In thousands)
Provision for (reversal of) asset impairments and restaurant closings	$—	$276

EPS decrease (increase)	$—	$(0.01)

Discontinued Operations

From the inception of the current business plan in fiscal 2003 to November 17, 2004, the Company closed 57 operating stores. The operating results of these locations have been reclassified and reported as discontinued operations for all periods presented as required by Statement of Financial Accounting Standards (SFAS) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS No. 144 establishes a single accounting model for long-lived assets to be disposed of by sales and broadens the presentation of discontinued operations to include more disposal transactions. The Company adopted SFAS No. 144 in the first quarter of fiscal 2003, as required. The following are the sales and pretax losses reported for all discontinued locations:

	Quarter Ended
	November 17,	November 19,
	2004	2003
	(84 days)	(84 days)
	(In thousands)
Sales	$21	$2,810
Pretax losses	(512)	(2,485)

During fiscal 2003, after the original designation of stores to be closed, two were removed from the list and replaced by two other locations. Specifically, one in Bossier City, Louisiana, and one in Houston, Texas, were neutrally exchanged for one location in San Antonio, Texas, and one in Lufkin, Texas. In the first quarter of fiscal 2004, a prior joint-venture seafood location was adopted into the plan. Then in the second quarter of fiscal 2004, two additional locations - Garland, Texas, and New Braunfels, Texas - were also adopted into the plan. In the third quarter of fiscal 2004, Nacogdoches, Texas, and Texarkana, Texas, were adopted into the plan. In the fourth quarter of fiscal 2004, the Company’s location in Seguin, Texas, was closed and adopted into the plan. No changes were made to the plan in the first quarter of 2005.

Pursuant to the business plan and expectations of its bank group, the Company has continued to apply the proceeds from the sale of closed restaurants to pay down its senior debt. Of the total paid down in fiscal 2005 and 2004, $2.8 million and $15.3 million, respectively, resulted from sales proceeds related to business plan assets. Of the total amount noted on the balance sheet as of November 17, 2004, the Company also had 19 properties recorded at $17.2 million in property held for sale, which related to the business plan. Management therefore estimates the total amount of proceeds to be applied to outstanding debt for the current fiscal year and future business plan disposals will be the combined amount of $20.0 million ($2.8 million and $17.2 million noted herein).

In accordance with EITF 87-24, “Allocation of Interest to Discontinued Operations,” interest on debt that is required to be repaid as a result of a disposal transaction should be allocated to discontinued operations. For first quarter of 2005 and the first quarter of 2004, respectively, $655,000 and $501,000 was allocated to discontinued operations. Prior to the third quarter of fiscal year 2004, interest was allocated to discontinued operations by applying a prior debt facility’s effective interest rate to that portion of the Company’s total debt associated with the business plan disposals previously discussed. Since then, all interest expense incurred in connection with the Company’s senior term loan, and only that interest expense, has been attributable to the Company’s discontinued operations.

Relative to the business plan, as the Company has formally settled lease terminations or has reached definitive agreements to terminate leases, the related charges have been recorded. For the first quarter of 2005, no lease exit costs associated with the business plan met this criteria and, consequently, were not accrued as of that date. Furthermore, the Company did not accrue future rental costs in instances where locations closed; however, management has the ability to sublease at amounts equal to or greater than the rental costs. The Company does not accrue employee settlement costs; these charges are expensed as incurred.

The following summarizes discontinued operations for the periods presented:

	Quarter Ended
	November 17,	November 19,
	2004	2003
	(84 days)	(84 days)
	(In thousands)
Impairments	$(11)	$(742)
Gains	776	331

Net	765	(411)
Other	(1,277)	(2,074)

Discontinued operations, net of taxes	$(512)	$(2,485)

Effect on EPS from net impairments - decrease (increase) – basic and assuming dilution	$0.03	$(0.02)

Effect on EPS from discontinued operations - decrease (increase) – basic and assuming dilution	$(0.02)	$(0.11)

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

Property Held for Sale

At November 17, 2004, the Company had a total of 23 properties recorded at $22.7 million in property held for sale, including the 19 properties and $17.2 million mentioned in the previous section of this note. Of the 23 total properties, three are related to prior disposal plans and one is the corporate office property in San Antonio, Texas. The Company is actively marketing the locations currently classified in property held for sale and will use the proceeds to pay down debt as those transactions are completed.

A rollforward of property held for sale for the first quarter of 2005 is provided below:

Property Held for Sale
Balance as of August 25, 2004	$24,594
Net transfers to/from property held for sale	177
Net increase in net realizable value	521
Disposals	(2,596)

Balance as of November 17, 2004	$22,696

Reserve for Restaurant Closings

At November 17, 2004, and August 25, 2004, the Company had a reserve for restaurant closings of $500,000. The reserve balances as of the end of both periods related to the 2001 asset disposal plan and were comprised of estimated lease settlement costs. The settlement costs were accrued in accordance with EITF 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity,” which was appropriate for disposal plans initiated before the Company’s fiscal 2003 adoption of SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” Since the implementation of SFAS No. 146, lease settlement costs have been expensed as incurred.

Relative to the fiscal 2001 disposal plan, the following summarizes the amounts recognized as cash payments, including actual lease settlements, as well as other reductions. Other reductions include certain accrual reversals for settlements that have been more favorable than originally expected and were recorded in discontinued operations after their eventual closure.

	Reserve Balance
	(2001 Disposal Plan)
	Lease Settlement	Other Exit
	Costs	Costs	Total Reserve
	(In thousands)
Balances at August 28, 2002	$2,977	$137	$3,114
Additions (reductions)	(1,163)	(78)	(1,241)
Cash payments	(151)	(59)	(210)

Balances at August 27, 2003	1,663	—	1,663
Additions (reductions)	(518)	—	(518)
Cash payments	(645)	—	(645)

Balances at August 25, 2004	500	—	500
Additions (reductions)	—	—	—
Cash payments	—	—	—

Balances at November 17, 2004	$500	$—	$500

Note 8. Commitments and Contingencies

Officer Loans

In fiscal 1999, to facilitate the purchase of Luby’s stock by certain Luby’s offices pursuant to Luby’s Incentive Stock Plan, the Company guaranteed loans of approximately $1.9 million related to open-market purchases of Company stock by various officers of the Company pursuant to the terms of a share-holder-approved plan. Under the officer loan program, shares were purchased by certain Luby’s officers with funding obtained from JP Morgan Chase Bank (“JPMorgan”), one of the four members of the bank group that participates in the Company’s credit facility. In accordance with the original terms of the agreements, these instruments only required annual interest to be paid by the individual debtors, with the entire principal balances due upon their respective maturity dates, which occurred during the first three months of calendar 2004, unless extended by the note holders. None of the individual debtors under these officer loan notes are senior executives or directors of the Company.

The terms of the Company’s agreement with JPMorgan provided that in the event of debtor defaults, the Company would be required to purchase the loans from JPMorgan Chase Bank, and become the holder of the notes. The purchased Company stock has been and could be used by borrowers to satisfy a portion of their loan obligation.

In connection with the refinancing of the Company’s senior indebtedness in June of 2004, JPMorgan required the Company to secure its obligation to purchase any loans in default upon demand by JPMorgan in exchange for JPMorgan agreeing to defer the Company’s obligation to purchase the loan until September 30, 2004. The Company secured that obligation with a letter of credit in the amount of $1.2 million, being the aggregate outstanding balance of the loans, plus accrued interest, on June 7, 2004. Prior to September 30, 2004, in anticipation of the maturity of its obligation to purchase the loans, the Company arranged settlement agreements with some of the debtors. Pending the execution of these settlement agreements, JP Morgan granted the Company an extension on its obligation to purchase the loans. On December 14, 2004, the Company purchased all of the outstanding loans from JP Morgan, and the letter of credit was cancelled. As of that date, approximately $491,000 of the loans had been fully repaid under the settlement agreements and approximately $519,000 in loans remained outstanding. As of November 17, 2004, management believes that the Company has provided sufficient reserves for potentially uncollectible amounts under these outstanding loans.

Off-Balance-Sheet Arrangements

As of December 28, 2004, the Company has no off-balance-sheet structured financing arrangements.

Pending Claims

The Company is presently, and from time to time, subject to pending claims and lawsuits arising in the ordinary course of business. In the opinion of management, the resolution of any pending legal proceedings will not have a material adverse effect on the Company’s operations or consolidated financial position.

Surety Bonds

At November 17, 2004, surety bonds in the amount of $5.0 million have been issued as security for the payment of insurance obligations classified as accrued expenses on the balance sheet.

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

The total costs incurred by the Company under the Master Sales Agreement and the Affiliate Services Agreement were approximately $47,000 during the first quarter of fiscal 2005 and none for the first quarter of fiscal 2004.

Operating Leases

In a separate contract from the Affiliate Services Agreement and the Master Sales Agreement, the Company entered into a three-year lease which commenced on June 1, 2001, and expired on May 31, 2004. This lease is currently on a month-to-month basis. The leased property, referred to as the Houston Service Center, is used to accommodate the Company’s own in-house repair and fabrication center. The amount paid by the Company pursuant to the terms of this lease was approximately $20,000 for each of the first quarters of fiscal 2005 and 2004.

From an unrelated third party, the Company previously leased a location used to house increased equipment inventories due to store closures under the business plan. The Company considered it more prudent to lease this location rather than to pursue purchasing a storage facility, as its strategy is to focus its capital expenditures on its operating restaurants. In a separate transaction, the third-party property owner sold the location to the Pappas entities during the fourth quarter of fiscal 2003, with the Pappas entities becoming the Company’s landlord for that location effective August 1, 2003. The storage site complements the Houston Service Center with approximately 27,000 square feet of warehouse space at an approximate monthly rate of $0.21 per square foot. The amount paid by the Company pursuant to the terms of this lease was approximately $17,000 in the first quarter of fiscal 2005 and approximately $19,000 for the same period of fiscal 2004.

Late in the third quarter of fiscal 2004, Chris and Harris Pappas became partners in a limited partnership which purchased a retail strip center in Houston, Texas. Messrs. Pappas own a 50% limited partnership and a 50% general partnership interest. One of the Company’s restaurants has rented approximately 7% of the space in that center since July of 1969. No changes were made to the Company’s lease terms as a result of the transfer of ownership of the center to the new partnership. The amount paid by the Company pursuant to the terms of this lease during the first quarter of fiscal 2005 was approximately $42,000. Management is under instruction that no amendments can be made to this lease without the approval of the Finance and Audit Committee.

Total affiliated rents paid during the first quarters of 2005 and 2004 represented 7.5%, and 3.9%, respectively, of total rents for continuing operations.

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

Under the terms of the amended Purchase Agreement dated June 7, 2004, the right to nominate directors for election was modified to provide that Messrs. Pappas may continue to nominate persons for election to the board which, if such nominees are elected, would result in Messrs. Pappas having nominated three of the then-serving directors of the Company. Messrs. Pappas retain this right for so long as either they both are executive officers of the Company or continue to hold the subordinated notes described previously.

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

The following table illustrates the effect on net income (loss) and earnings (loss) per share if the Company had converted to the fair-value method of expensing stock options, as alternatively allowed under FAS 123:

	Quarter Ended
	November 17,	November 19,
	2004	2003
	(84 days)	(84 days)
	(In thousands)
Net income (loss), as reported	$(1,198)	$(4,466)
Add: Stock-based employee compensation expense included in reported net income (loss), net of related tax effects(a)	—	294
Deduct: Total stock-based employee compensation expense determined under fair-value method for all awards, net of related tax effects(a)	(108)	(436)

Pro forma net income (loss)	$(1,306)	$(4,608)

Earnings per share:
Basic - as reported(b)	$(0.05)	$(0.20)

Basic - pro forma(b)	$(0.06)	$(0.20)

Assuming dilution - as reported(b)	$(0.05)	$(0.20)

Assuming dilution - pro forma(b)	$(0.06)	$(0.20)

(a)	Income taxes have been offset by a valuation allowance. See Note 4 of Notes to Consolidated Financial Statements.

(b)	In loss periods, earnings per share assuming dilution equals basic earnings per share since potentially dilutive securities are antidilutive.

FASB Statement 123 (Revision 2004), “Share-Based Payment,” was issued in December 2004 and is effective for reporting periods beginning after June 15, 2005. The new statement requires all share-based payments to employees to be recognized in the financial statements based on their fair values. The Company currently accounts for its share-based payments to employees under the intrinsic value method of accounting set forth in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issues to Employees.” Additionally, the company complies with the stock-based employer compensation disclosure requirements of SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure, an amendment of FASB Statement No. 123.” The Company plans to adopt the new statement in its next fiscal year, beginning September 1, 2005.

Note 11. Subsequent Events

On December 3, 2004 the Company relocated its Corporate Offices to 13111 Northwest Freeway, Suite 600, Houston, Texas 77040, occupying approximately 26,000 square feet of office space under a seven-year lease agreement that is cancelable after five years.

Item 2. Management’s Discussion and Analysis of Financial Condition of Operations

Management’s discussion and analysis of financial condition and results of operations should be read in conjunction with the consolidated financial statements and footnotes for the quarter ended November 17, 2004, and the audited financial statements filed on Form 10-K/A for the fiscal year ended August 25, 2004.

Overview

As of December 30, 2004, the Company operated 135 restaurants under the name “Luby’s.” These establishments are located in close proximity to retail centers, business developments, and residential areas throughout five states (listed under Item 2). Of the 135 restaurants, 94 are at locations owned by the Company and 41 are on leased premises. Two of the restaurants primarily serve seafood, one is a steak buffet, three are full-time buffets, nine are cafeteria-style restaurants with all-you-can-eat options, and 120 are traditional cafeterias.

Reclassification

Certain accounts and prior period results have been restated to provide a more meaningful comparability to the Company’s current information. Prior period results have been reclassified to show the retroactive effect of discontinued operations per the new business plan. As stores are closed in the future and presented in discontinued operations, quarterly and annual financial amounts, where applicable, will be reclassified for further comparability.

Accounting Periods

The Company’s fiscal year ends on the last Wednesday in August. As such, each fiscal year normally consists of 13 four-week periods, accounting for 364 days. Because the Company’s normal 364-day fiscal year is not aligned with the number of days in each calendar year, occasionally the last Wednesday in August occurs five weeks after the end of the prior period. As is the case with fiscal year 2005, this results in a fiscal year consisting of 12 four-week periods and one five-week period (371 days). Comparability between accounting periods is affected by varying lengths of the periods, as well as the seasonality associated with the restaurant business.

Same-Store Sales

For the quarter, the Company’s same-store sales calculation measures the relative performance of a certain group of restaurants. Specifically, to qualify for inclusion in this group, by the end of the quarter a store must have been in operation for 18 consecutive accounting periods. Although management believes this approach leads to more effective year-over-year comparisons, neither the time frame nor the exact practice may be similar to those used by other restaurant companies.

RESULTS OF OPERATIONS

Quarter ended November 17, 2004 compared to the quarter ended November 19, 2003

Sales increased approximately $2.8 million, or 4.2%, in the first quarter of fiscal 2005 compared to the same quarter of fiscal 2004. This improvement was wholly attributable to an increase in comparable same-store sales for the Company’s currently operating units. The only units closed during the period were included in the business plan and consequently sales for these units have been classified to discontinued operations.

Food costs increased $1.5 million or 8.2% in the first quarter of fiscal 2005 compared with same quarter of fiscal 2004. Food costs as a percentage of sales increased 1.0%, primarily due to significantly higher commodity costs for fresh produce, beef, pork and dairy products. The Company continues to try to offset these increases by offering menu items and combination meals with favorable cost structures. In addition, Management employs a variety of tools to ensure effective cost control in this area.

Payroll and related costs increased $68,000 or 0.4% in the first quarter of fiscal 2005 compared with same quarter of fiscal 2004. Payroll and related costs as a percentage of sales decreased 1.0%, largely due to lower workers’

compensation costs associated with the Company’s in-house claims management program. The Company’s continued operational focus on efficient labor utilization further contributed to the decrease.

Occupancy and other operating expenses increased by $2.1 million or 9.6% in the first quarter of fiscal 2005 compared with same quarter of fiscal 2004. Occupancy and other operating expenses as a percentage of sales increased 1.6%. This increase was driven primarily by higher advertising costs associated with the Company’s new marketing campaign, increased utility costs due to rising natural gas prices, and higher repairs and maintenance costs associated with planned upgrades of many of the Company’s restaurant facilities.

Depreciation and amortization expense decreased by approximately $188,000 or 4.8%, due to a lower fixed asset cost basis resulting from prior year impairments and property disposals.

General and administrative expenses decreased by approximately $545,000 or 11.8%. This was due to two primary factors. During the prior year period, the Company incurred substantial consulting fees associated with its debt refinancing. Stock options expense also declined as compensation expense was fully amortized in previous periods.

The provision for asset impairments and restaurant closings decreased by approximately $276,000 as no impairment charges were recognized in the current quarter.

Interest expense decreased $1.6 million, or 70% as a result of the Company’s considerable reduction in outstanding debt, and lower interest rates.

Other income decreased by approximately $244,000 primarily due to losses recognized on the write-off of store equipment in the current quarter.

During the first quarter of 2005, the Company incurred costs of approximately $272,000 related to the relocation of its headquarters. No such costs were incurred during the comparable period in 2004.

No income tax benefit was recorded in the current quarter or prior year because the realization of loss carryforward utilization is uncertain. (See Note 4 of the Notes to Consolidated Financial Statements.)

The loss from discontinued operations decreased by $2.0 million principally due to higher impairment charges incurred in the prior year on various locations which were closed as a part of the Company’s business plan. The gains and loss impairments recorded in this category relate to properties closed after the Company’s implementation of FAS 144.

Relative to prior closure plans, the Company had a reserve for restaurant closings of approximately $500,000 at November 17, 2004, and August 25, 2004. The reserve balance relates to the 2001 asset disposal plan and was comprised entirely of estimated lease settlement costs.

EBITDA

The Company’s operating performance is evaluated using several measures. One of those measures, EBITDA, is derived from the Income (Loss) From Operations GAAP measurement. EBITDA has historically been used by the Company’s lenders to measure compliance with certain financial debt covenants. The Company’s senior debt agreements define EBITDA as the consolidated income (loss) from operations set forth in the Company’s consolidated statements of operations before depreciation, amortization, other noncash expenses, interest expense, taxes, noncash income and extraordinary gains or losses, and other nonrecurring items of income or expense as approved by the required lenders.

Compared to the results for the first quarter of fiscal 2004, EBITDA decreased $533,000, for the first quarter of fiscal 2005, due to the various applicable reasons noted in the Results of Operations section above.

	Quarter Ended
	November 17,	November 19,
	2004	2003
	(84 days)	(84 days)
	(In thousands)
Income (loss) from operations	$54	$101
Plus excluded items:
Provision for (reversal of) asset impairments and restaurant closings	—	276
Relocation and voluntary severance costs	272	—
Depreciation and amortization	3,703	3,891
Noncash executive compensation expense	—	294

EBITDA	$4,029	$4,562

As noted previously, prior year amounts have been reclassified to conform to the current year presentation, including the applicable reclassifications of store activity discontinued in accordance with the implementation of the business plan. While the Company and many in the financial community consider EBITDA to be an important measure of operating performance, it should be considered in addition to, but not as a substitute for or superior to, other measures of financial performance prepared in accordance with U.S. generally accepted accounting principles, such as operating income and net income. In addition, the Company’s definition of EBITDA is not necessarily comparable to similarly titled measures reported by other companies.

LIQUIDITY AND CAPITAL RESOURCES

Cash and Cash Equivalents and Working Capital

Cash and cash equivalents decreased by approximately $870,000 from the end of the preceding fiscal year to November 17, 2004, primarily due to capital expenditures.

The Company had a working capital deficit of $30.2 million as of November 17, 2004, which represents a slight decrease from the $31.3 million deficit as of August 25, 2004. The Company’s working capital requirements are expected to be met through cash flows from operations and the available line of credit.

Capital expenditures for the quarter ended November 17, 2004, were $1.8 million. Consistent with prior periods, the Company used most of its capital funds to maintain its investment in existing operating units. Based on the business plan, the Company again expects to be able to fund all capital expenditures in fiscal 2005 using cash flows from operations and expects to spend a total of approximately $12 million to $14 million for the year.

DEBT

Senior Debt

In the fourth quarter of fiscal 2004, the Company refinanced its senior debt with two new instruments. The first is a secured, three-year line of credit for $50 million. Of the total line, only $36.3 million was originally drawn in connection with the refinancing. This instrument was funded by a group of independent lenders.

In addition to the new line of credit, the Company concurrently negotiated another secured, three-year term loan for $27.9 million. The term loan was funded by a third-party financial institution not related to any member of the bank group that funded the line of credit. Under the term-loan agreement, no periodic principal payments are required other than net proceeds from properties currently marked for sale. Any balance remaining at the loan’s maturity must be paid in full.

In the fourth quarter of fiscal 2004, as a result of the refinancing, the Company’s senior debt was in good standing. Pursuant to the terms of the Subordination and Intercreditor Agreement dated June 7, 2004, if the senior debt were to be in default at some time in the future, Chris and Harris Pappas have a contractual right (but no obligation) to purchase those loans.

At November 17, 2004, the Company’s outstanding senior debt balance was $48.6 million. From its revolving line of credit, the Company had an outstanding debt balance of $28.0 million. This level is down $8.3 million from its original drawn amount of $36.3 million, which occurred in June 2004. Of the $8.3 million reduction, $2.7 million was derived from a sale leaseback of one property, and $5.6 million was from excess cash. From its term loan, the Company had an outstanding debt balance of $20.6 million. This level is down $7.3 million from its original note balance of $27.9 million, which also occurred in June 2004. The reduction was primarily made with proceeds received on the sale of properties. Of the $50 million total commitment under the line of credit, $20.8 million was available to the Company at November 17, 2004.

Additionally, as of November 17, 2004, the Company has approximately $2.3 million committed under letters of credit through a separate arrangement with another bank.

Both the line of credit and the term loan contain financial performance covenants, provisions limiting the use of the Company’s cash, and descriptions of certain events of default that could be triggered by changes in the Company’s relationship with its CEO and its COO. As the focus continues toward further strengthening operational and financial performance, management believes that the two debt instruments will provide the proper level of financing to improve its liquidity. Additionally, the Company is currently in compliance and expects to be able to maintain compliance with the specific requirements of each agreement.

As of November 17, 2004, $188.8 million of the Company’s total book value, or 81.5% of its total assets, was pledged as collateral. These pledged assets included the Company’s owned real estate, improvements, equipment, and fixtures.

Subordinated Notes

In the fourth quarter of fiscal 2001, the Company’s President and CEO, Christopher J. Pappas, and Harris J. Pappas, the Company’s COO, formally loaned the Company a total of $10 million in exchange for convertible subordinated notes. While certain terms of the original notes have since been modified, they are still in place as of November 17, 2004, with maturity dates of June 6, 2011. At a stated conversion price of $5.00 per shares, the notes are convertible into 2.0 million shares of the Company’s common stock. As a result of the amended subordinated note agreements, at the earlier of June 7, 2005, a default under the senior debt, or a “change in control” as defined in the amended notes, the conversion price will lower to $3.10 per share for 3.2 million shares.

Because the stated conversion price represented a discount from the market price ($5.63) of the Company’s common stock on the commitment date, a beneficial conversion feature of $8.2 million was created. This was recorded as a discount to debt with an offset to paid-in capital. The discount is being amortized using the effective interest method over the term of the notes through noncash charges to interest expense.

The Company has agreed to reserve shares held in treasury for issuance to the holders of the subordinated notes upon conversion of the debt. The Company’s treasury shares have also been reserved for two other purposes - the issuance of shares to Messrs. Pappas upon exercise of the options granted to them on March 9, 2001, and for shares issuable under the Company’s Nonemployee Director Phantom Stock Plan. In accordance with an agreement between Messrs. Pappas and the Company dated June 7, 2004, Chris and Harris Pappas have agreed to limit their exercise of stock options to a number that will ensure the “net treasury shares available” are not exceeded. Pursuant to the terms of that agreement, the Company indicated that it will use reasonable efforts to list on the New York Stock Exchange additional shares which would permit full exercise of those options. “Net Treasury Shares Available” is defined in the debt agreements as the number of shares of common stock then held by the Company in treasury, minus the number of shares of common stock issuable or issued after June 7, 2004, under the Nonemployee Director Phantom Stock Plan, minus the number of shares of common stock issuable or issued upon conversion of the subordinated notes, calculated assuming the lowest conversion price stated in the subordinated notes.

COMMITMENTS AND CONTINGENCIES

Officer Loans

In fiscal 1999, to facilitate the purchase of Luby’s stock by certain Luby’s officers pursuant to Luby’s Incentive Stock Plan, the Company guaranteed loans of approximately $1.9 million related to open-market purchases of Company stock by various officers of the Company pursuant to the terms of a share-holder-approved plan. Under the officer loan program, shares were purchased by certain Luby’s officers with funding obtained from JP Morgan Chase Bank (“JPMorgan”), one of the four members of the bank group that participates in the Company’s credit facility. In accordance with the original terms of the agreements, these instruments only required annual interest to be paid by the individual debtors, with the entire principal balances due upon their respective maturity dates, which occurred during the first three months of calendar 2004, unless extended by the note holders. None of the individual debtors under these officer loan notes are senior executives or directors of the Company.

The terms of the Company’s agreement with JPMorgan provided that in the event of debtor defaults, the Company would be required to purchase the loans from JPMorgan Chase Bank, and become the holder of the notes. The purchased Company stock has been and could be used by borrowers to satisfy a portion of their loan obligation.

In connection with the refinancing of the Company’s senior indebtedness in June of 2004, JPMorgan required the Company to secure its obligation to purchase any loans in default upon demand by JPMorgan in exchange for JPMorgan agreeing to defer the Company’s obligation to purchase the loan until September 30, 2004. The Company secured that obligation with a letter of credit in the amount of $1.2 million, being the aggregate outstanding balance of the loans, plus accrued interest, on June 7, 2004. Prior to September 30, 2004, in anticipation of the maturity of its obligation to purchase the loans, the Company arranged settlement agreements with some of the debtors. Pending the execution of these settlement agreements, JP Morgan granted the Company an extension on its obligation to purchase the loans. On December 14, 2004, the Company purchased all of the outstanding loans from JP Morgan, and the letter of credit was cancelled. As of that date, approximately $491,000 of the loans had been fully repaid under the settlement agreements and approximately $519,000 in loans remained outstanding. As of November 17, 2004, management believes that the Company has provided sufficient reserves for potentially uncollectible amounts under these outstanding loans.

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

The pricing of equipment, repair, and maintenance is set and evaluated periodically and is considered by management to be primarily at or below market for comparable goods and services. To assist in periodically monitoring pricing of the transactions associated with the Master Sales Agreement and the Affiliate Services Agreement, the Finance and Audit Committee of the Company’s Board of Directors has periodically in the past used independent valuation consultants.

As part of the affiliation with the Pappas entities, the Company leases a facility, the Houston Service Center, in which Luby’s has installed a centralized restaurant service center to support field operations. The building at this location has 22,253 square feet of warehouse space and 5,664 square feet of office space. It is leased from the Pappas entities by the Company at an approximate monthly rate of $0.24 per square foot. From this center, Luby’s repair and service teams are dispatched to the Company’s restaurants when facility or equipment maintenance and servicing are needed. The facility is also used for repair and storage of new and used equipment. The amount paid by the Company pursuant to the terms of this lease was approximately $20,000 for each of the first quarters of fiscal 2005 and 2004.

The Company previously leased a location from an unrelated third party. That location is used to house increased equipment inventories due to store closures under the business plan. The Company considered it more prudent to lease this location rather than to pursue purchasing a storage facility, as its strategy is to focus its capital expenditures on its operating restaurants. In a separate transaction, the third-party property owner sold the location to the Pappas entities during the fourth quarter of fiscal 2003, with the Pappas entities becoming the Company’s landlord for that location effective August 1, 2003. The storage site complements the Houston Service Center with approximately 27,000 square feet of warehouse space at an approximate monthly rate of $0.21 per square foot. The amount paid by the Company pursuant to the terms of this lease was approximately $17,000 for the first quarter of fiscal 2005 and approximately $19,000 for the same period of fiscal 2004.

Late in the third quarter of fiscal 2004, Chris and Harris Pappas became partners in a limited partnership which purchased a retail strip center in Houston, Texas. Messrs. Pappas own a 50% limited partnership and a 50% general partnership interest. One of the Company’s restaurants has rented approximately 7% of the space in that center since July of 1969. No changes were made to the Company’s lease terms as a result of the transfer of ownership of the center to the new partnership. The amount paid by the Company pursuant to the terms of this lease was approximately $42,000 in the first quarter of fiscal 2005. Management is under instruction that no amendments can be made to this lease without the approval of the Finance and Audit Committee.

Total affiliated rents paid during the first quarters of 2005 and 2004 represented 7.5% and 3.9%, respectively, of total rents for continuing operations.

The following compares current and prior fiscal year-to-date charges incurred under the Master Sales Agreement, the Affiliate Services Agreement, and affiliated property leases to the Company’s total capital expenditures, as well as relative general and administrative expenses and occupancy and other operating expenses included in continuing operations:

	Quarter Ended
	November 17,	November 19,
	2004	2003
	(84 days)	(84 days)
	(In thousands)
AFFILIATED COSTS INCURRED:
General and administrative expenses - professional and other costs	$—	$—
Capital expenditures - custom-fabricated and refurbished equipment	47	—
Occupancy and other operating expenses, including property leases	79	39
Less pass-through amounts to third parties	—	—

Total	$126	$39

RELATIVE TOTAL COMPANY COSTS:
General and administrative expenses	$4,082	$4,627
Capital expenditures	1,788	1,386
Occupancy and other operating expenses	23,540	21,473

Total	$29,410	$27,486

AFFILIATED COSTS INCURRED AS A PERCENTAGE OF RELATIVE TOTAL COMPANY COSTS
Fiscal year to date	0.43%	0.14%

Inception to date	0.24%	—

Related Parties

In June 2004, new two-year employment contracts were finalized for Chris and Harris Pappas. As in the past three years, they will both continue to devote their primary time and business efforts to Luby’s, while maintaining their roles at Pappas Restaurants, Inc.

TRENDS AND UNCERTAINTIES

Same-Store Sales

The restaurant business is highly competitive with respect to food quality, concept, location, price, and service, all of which may have an effect on same-store sales. The Company’s same-store sales calculation measures the relative performance of a certain group of restaurants. Specifically, to qualify for inclusion in this group, a store must have been in operation for 18 consecutive accounting periods. Although management believes this approach leads to more effective year-over-year comparisons, neither the time frame nor the exact practice may be similar to those used by other restaurant companies.

The following shows the same-store sales change for comparative historical quarters:

Fiscal 2005	Fiscal 2004				Fiscal 2003
Q1	Q4	Q3	Q2	Q1	Q4	Q3	Q2	Q1
4.2%	3.8%	4.8%	1.3%	(2.2)%	(2.4)%	(3.2)%	(0.6)%	(5.1)%

In fiscal 2004, the Company chose a strategy based on offering bundled combination meals in lieu of all-you-can-eat promotions offered in the prior year. The strategic change began to show positive results in the second quarter and continued through the fiscal year-end. Additionally, the Company’s holiday promotions, which included a focus on Thanksgiving and Christmas in the second quarter and an emphasis on the entire Lenten season in the third quarter, were critical in positively improving the Company’s same-store sales performance.

The Company is constantly seeking additional opportunities to lower costs and increase sales. Notwithstanding the positive results of the most recent three quarters, consistent future declines in same-store sales could cause a reduction in operating cash flow. Considering that the prior defaults on the Company’s original credit facility were eliminated in the fourth quarter of fiscal 2004 with new alternate financing as described previously, significant problems with the new instruments are not currently anticipated. If, however, severe declines in cash flows were to develop in the future, the new financing agreements could be negatively affected. As a possible result, the lenders may choose to accelerate the maturity of any outstanding obligation, pursue foreclosure on assets pledged as collateral, and terminate their agreement.

Existing Programs

In addition to those described earlier, the Company has a number of programs in place intended to grow total and same-store sales, while prudently managing costs and increasing overall profitability:

•	Food excellence;

•	Service excellence;

•	Labor efficiency and cost control;

•	Increased emphasis on value, including combination meals;

•	Increased emphasis on employee training and development;

•	Targeted marketing, especially directed at families;

•	Closure of certain underperforming restaurants;

•	Increased emphasis on customer service and guest relations;

•	Increased emphasis on in-house safety training, accident prevention, and claims management; and

•	New product development.

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

Insurance and Claims

Actual workers’ compensation and employee injury claims expense may differ from estimated loss provisions. The Company cannot make any assurances as to the ultimate level of claims under the in-house safety program or whether declines in incidence of claims as well as claims costs experienced under the program will continue in future periods.

The Company may be the subject of claims or litigation from guests and employees alleging injuries as a result of its operations. In addition, unfavorable publicity from such allegations could have an adverse impact on financial results, regardless of their validity or ultimate outcome.

Minimum Wage and Labor Costs

From time to time, the U.S. Congress considers an increase in the federal minimum wage. The restaurant industry is intensely competitive, and in such case, the Company may not be able to transfer all of the resulting increases in operating costs to its guests in the form of price increases. In addition, since the Company’s business is labor-intensive, shortages in the labor pool or other inflationary pressure could increase labor costs.

RESERVE FOR RESTAURANT CLOSINGS

The Company’s reserve for restaurant closings is associated with prior disposal plans. The reserve balance remained unchanged at $500,000 from August 25, 2004 to November 17, 2004. (See Note 7 of the Notes to Consolidated Financial Statements.)

NEW ACCOUNTING PRONOUNCEMENTS

FASB Statement 123 (Revision 2004), “Share-Based Payment,” was issued in December 2004 and is effective for reporting periods beginning after June 15, 2005. The new statement requires all share-based payments to employees to be recognized in the financial statements based on their fair values. The Company currently accounts for its share-based payments to employees under the intrinsic value method of accounting set forth in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issues to Employees.” Additionally, the company complies with the stock-based employer compensation disclosure requirements of SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure, an amendment of FASB Statement No. 123.” (See Item 1, “Notes to Consolidated Financial Statements, Note 10.”) The Company plans to adopt the new statement in its next fiscal year, beginning September 1, 2005.

INFLATION

The Company’s policy is to maintain stable menu prices without regard to seasonal variations in food costs. General increases in costs of food, wages, supplies, and services make it necessary for the Company to increase its menu prices from time to time. To the extent prevailing market conditions allow, the Company intends to adjust menu prices to maintain profit margins.

FORWARD-LOOKING STATEMENTS

The Company wishes to caution readers that various factors could cause its actual financial and operational results to differ materially from those indicated by forward-looking statements made from time to time in news releases, reports, proxy statements, registration statements, and other written communications (including the preceding sections of this Management’s Discussion and Analysis), as well as oral statements made from time to time by representatives of the Company. Except for historical information, matters discussed in such oral and written communications are forward-looking statements that involve risks and uncertainties, including but not limited to general business conditions, the impact of competition, the success of operating initiatives, changes in the cost and supply of food and labor, the seasonality of the Company’s business, taxes, inflation, governmental regulations, and the availability of credit, as well as other risks and uncertainties disclosed in periodic reports on Form 10-K and Form 10-Q.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company is exposed to market risk from changes in interest rates affecting its variable-rate debt. As of November 17, 2004, $58.6 million, the total amount of debt subject to interest rate fluctuations, was outstanding under its senior debt and subordinated notes. Assuming a consistent level of debt, a 1% change in interest rates effective from the beginning of the year would result in an increase or decrease in annual interest expense of approximately $586,000.

Although the Company is not currently using interest rate swaps, it has previously used and may in the future use these instruments to manage cash flow risk on a portion of its variable-rate debt.

Item 4. Controls and Procedures

In fiscal 2003, the Company established an internal Disclosure Committee. The President and CEO, as well as the CFO, with the assistance of the committee, maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. This collective group accumulates and reviews this information, as appropriate, to allow timely decisions regarding required disclosure, applying its judgment in assessing the costs and benefits of such controls and procedures which, by their nature, can provide only reasonable assurance regarding management’s control objectives.

Management has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. The Company’s President and CEO and the CFO participated and provided input into this process. Based upon the foregoing, these senior officers concluded that as of November 17, 2004, the Company’s disclosure controls and procedures were effective in timely alerting them to material information relating to the Company required to be disclosed.

There have been no significant changes in the Company’s internal controls or in other factors which could significantly affect internal controls subsequent to the date the President and CEO and the CFO carried out their evaluation.

Part II - OTHER INFORMATION

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 6. Exhibits and Reports on Form 8-K

A. Exhibits

     The following exhibits are filed as a part of this Report:

3(a)	Certificate of Incorporation of Luby’s, Inc. as currently in effect (filed as Exhibit 3(b) to the Company’s Quarterly Report on Form 10-Q for the quarter ended May 31, 1999, and incorporated herein by reference).

3(b)	Bylaws of Luby’s, Inc. as currently in effect (filed as Exhibit 3(c) to the Company’s Quarterly Report on Form 10-Q for the quarter ended February 28, 1998, and incorporated herein by reference).

4(a)	Description of Common Stock Purchase Rights of Luby’s Cafeterias, Inc., in Form 8-A (filed April 17, 1991, effective April 26, 1991, File No. 1-8308, and incorporated herein by reference).

4(b)	Amendment No. 1 dated December 19, 1991, to Rights Agreement dated April 16, 1991 (filed as Exhibit 4(b) to the Company’s Quarterly Report on Form 10-Q for the quarter ended November 30, 1991, and incorporated herein by reference).

4(c)	Amendment No. 2 dated February 7, 1995, to Rights Agreement dated April 16, 1991 (filed as Exhibit 4(d) to the Company’s Quarterly Report on Form 10-Q for the quarter ended February 28, 1995, and incorporated herein by reference).

4(d)	Amendment No. 3 dated May 29, 1995, to Rights Agreement dated April 16, 1991 (filed as Exhibit 4(d) to the Company’s Quarterly Report on Form 10-Q for the quarter ended May 31, 1995, and incorporated herein by reference).

4(e)	Amendment No. 4 dated March 8, 2001, to Rights Agreement dated April 16, 1991 (filed as Exhibit 99.1 to the Company’s Report on Form 8-A12B/A on March 22, 2001, and incorporated herein by reference).

4(f)	Credit Agreement dated February 27, 1996, among Luby’s Cafeterias, Inc., Certain Lenders, and NationsBank of Texas, N.A. (filed as Exhibit 4(e) to the Company’s Quarterly Report on Form 10-Q for the quarter ended February 29, 1996, and incorporated herein by reference).

4(g)	First Amendment to Credit Agreement dated January 24, 1997, among Luby’s Cafeterias, Inc., Certain Lenders, and NationsBank of Texas, N.A. (filed as Exhibit 4(f) to the Company’s Quarterly Report on Form 10-Q for the quarter ended February 28, 1997, and incorporated herein by reference).

4(h)	Second Amendment to Credit Agreement dated July 3, 1997, among Luby’s Cafeterias, Inc., Certain Lenders, and NationsBank of Texas, N.A. (filed as Exhibit 4(i) to the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 1997, and incorporated herein by reference).

4(i)	Third Amendment to Credit Agreement dated October 27, 2000, among Luby’s, Inc., Certain Lenders, and Bank of America, N.A. (filed as Exhibit 4(j) to the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2000, and incorporated herein by reference).

4(j)	Fourth Amendment to Credit Agreement dated July 9, 2001, among Luby’s, Inc., Bank of America, N.A., and other creditors of its bank group (filed as Exhibit 4(l) to the Company’s Quarterly Report on Form 10-Q for the quarter ended May 31, 2001, and incorporated herein by reference).

4(k)	Deed of Trust, Assignment, Security Agreement, and Financing Statement dated July 2001, executed as part of the Fourth Amendment to Credit Agreement (filed as Exhibit 4(m) to the Company’s Quarterly Report on Form 10-Q for the quarter ended May 31, 2001, and incorporated herein by reference).

4(l)	Subordination and Intercreditor Agreement dated June 29, 2001, between Harris J. Pappas and Christopher J. Pappas, Bank of America, N.A. [as the bank group agent], and Luby’s, Inc. (filed as Exhibit 4(n) to the Company’s Quarterly Report on Form 10-Q for the quarter ended May 31, 2001, and incorporated herein by reference).

4(m)	Convertible Subordinated Promissory Note dated June 29, 2001, between Christopher J. Pappas and Luby’s, Inc. in the amount of $1,500,000 (filed as Exhibit 4(o) to the Company’s Quarterly Report on Form 10-Q for the quarter ended May 31, 2001, and incorporated herein by reference).

4(n)	Convertible Subordinated Promissory Note dated June 29, 2001, between Harris J. Pappas and Luby’s, Inc. in the amount of $1,500,000 (filed as Exhibit 4(p) to the Company’s Quarterly Report on Form 10-Q for the quarter ended May 31, 2001, and incorporated herein by reference).

4(o)	Convertible Subordinated Promissory Note dated June 29, 2001, between Christopher J. Pappas and Luby’s, Inc. in the amount of $3,500,000 (filed as Exhibit 4(q) to the Company’s Quarterly Report on Form 10-Q for the quarter ended May 31, 2001, and incorporated herein by reference).

4(p)	Convertible Subordinated Promissory Note dated June 29, 2001, between Harris J. Pappas and Luby’s, Inc. in the amount of $3,500,000 (filed as Exhibit 4(r) to the Company’s Quarterly Report on Form 10-Q for the

quarter ended May 31, 2001, and incorporated herein by reference).

4(q)	Fifth Amendment to Credit Agreement dated December 5, 2001, among Luby’s, Inc., Bank of America, N.A., and other creditors of its bank group (filed as Exhibit 4(s) to the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2001, and incorporated herein by reference).

4(r)	Sixth Amendment to Credit Agreement dated November 25, 2002, among Luby’s, Inc., Bank of America, N.A., and other creditors of its bank group (filed as Exhibit 4(t) to the Company’s Annual Report on Form 10-K for the fiscal year ended August 28, 2002, and incorporated herein by reference).

4(s)	Amended and Restated Convertible Subordinated Promissory Note Due 2011 dated June 7, 2004, between Christopher J. Pappas and Luby’s, Inc. (filed as Exhibit 4(s) to the Company’s Quarterly Report on Form 10-Q for the quarter ended May 5, 2004, and incorporated herein by reference).

4(t)	Amended and Restated Convertible Subordinated Promissory Note Due 2011 dated June 7, 2004, between Harris J. Pappas and Luby’s, Inc. (filed as Exhibit 4(s) to the Company’s Quarterly Report on Form 10-Q for the quarter ended May 5, 2004, and incorporated herein by reference).

4(u)	Credit Agreement dated June 7, 2004, among Luby’s, Inc., JPMorgan Chase Bank, and certain lenders (filed as Exhibit 4(s) to the Company’s Quarterly Report on Form 10-Q for the quarter ended May 5, 2004, and incorporated herein by reference).

4(v)	Term Loan Agreement dated June 7, 2004, among Luby’s, Inc., Guggenheim Corporate Funding, LLC, and certain lenders (filed as Exhibit 4(s) to the Company’s Quarterly Report on Form 10-Q for the quarter ended May 5, 2004, and incorporated herein by reference).

4(w)	Subordination and Intercreditor Agreement dated June 7, 2004, among Luby’s, Inc., JPMorgan Chase Bank, Harris J. Pappas, and Christopher J. Pappas (filed as Exhibit 4(s) to the Company’s Quarterly Report on Form 10-Q for the quarter ended May 5, 2004, and incorporated herein by reference).

4(x)	Intercreditor Agreement dated June 7, 2004, among Luby’s, Inc., JPMorgan Chase Bank, and Guggenheim Corporate Funding, LLC (filed as Exhibit 4(s) to the Company’s Quarterly Report on Form 10-Q for the quarter ended May 5, 2004, and incorporated herein by reference).

10(a)	Management Incentive Stock Plan of Luby’s Cafeterias, Inc. (filed as Exhibit 10(i) to the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 1989, and incorporated herein by reference).*

10(b)	Amendment to Management Incentive Stock Plan of Luby’s Cafeterias, Inc. adopted January 14, 1997 (filed as Exhibit 10(k) to the Company’s Quarterly Report on Form 10-Q for the quarter ended February 28, 1997, and incorporated herein by reference).*

10(c)	Nonemployee Director Deferred Compensation Plan of Luby’s Cafeterias, Inc. adopted October 27, 1994 (filed as Exhibit 10(g) to the Company’s Quarterly Report on Form 10-Q for the quarter ended November 30, 1994, and incorporated herein by reference).*

10(d)	Amendment to Nonemployee Director Deferred Compensation Plan of Luby’s Cafeterias, Inc. adopted January 14, 1997 (filed as Exhibit 10(m) to the Company’s Quarterly Report on Form 10-Q for the quarter ended February 28, 1997, and incorporated herein by reference).*

10(e)	Amendment to Nonemployee Director Deferred Compensation Plan of Luby’s Cafeterias, Inc. adopted March 19, 1998 (filed as Exhibit 10(o) to the Company’s Quarterly Report on Form 10-Q for the quarter ended February 28, 1998, and incorporated herein by reference).*

10(f)	Amended and Restated Nonemployee Director Stock Option Plan of Luby’s, Inc. approved by the shareholders of Luby’s, Inc. on January 14, 2000 (filed as Exhibit 10(j) to the Company’s Quarterly Report on Form 10-Q for the quarter ended February 29, 2000, and incorporated herein by reference).*

10(g)	Luby’s Cafeterias, Inc. Supplemental Executive Retirement Plan dated May 30, 1996 (filed as Exhibit 10(j) to the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 1996, and incorporated herein by reference).*

10(h)	Amendment to Luby’s Cafeterias, Inc. Supplemental Executive Retirement Plan adopted January 14, 1997 (filed as Exhibit 10(r) to the Company’s Quarterly Report on Form 10-Q for the quarter ended February 28, 1997, and incorporated herein by reference).*

10(i)	Amendment to Luby’s Cafeterias, Inc. Supplemental Executive Retirement Plan adopted January 9, 1998 (filed as Exhibit 10(u) to the Company’s Quarterly Report on Form 10-Q for the quarter ended February 28, 1998, and incorporated herein by reference).*

10(j)	Amendment to Luby’s Cafeterias, Inc. Supplemental Executive Retirement Plan adopted May 21, 1999 (filed as Exhibit 10(q) to the Company’s Quarterly Report on Form 10-Q for the quarter ended May 31, 1999, and incorporated herein by reference.)*

10(k)	Luby’s Incentive Stock Plan adopted October 16, 1998 (filed as Exhibit 10(cc) to the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 1998, and incorporated herein by reference).*

10(l)	Registration Rights Agreement dated March 9, 2001, by and among Luby’s, Inc., Christopher J. Pappas, and Harris J. Pappas (filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K dated March 9, 2001, and incorporated herein by reference).

10(m)	Purchase Agreement dated March 9, 2001, by and among Luby’s, Inc. Harris J. Pappas, and Christopher J. Pappas (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated March 9, 2001, and incorporated herein by reference).

10(n)	Employment Agreement dated March 9, 2001, between Luby’s, Inc. and Christopher J. Pappas (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K dated March 9, 2001, and incorporated herein by reference).*

10(o)	Employment Agreement dated March 9, 2001, between Luby’s, Inc. and Harris J. Pappas (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K dated March 9, 2001, and incorporated herein by reference).*

10(p)	Luby’s, Inc. Stock Option granted to Christopher J. Pappas on March 9, 2001 (filed as Exhibit 10(w) to the Company’s Quarterly Report on Form 10-Q for the quarter ended May 31, 2001, and incorporated herein by reference).*

10(q)	Luby’s, Inc. Stock Option granted to Harris J. Pappas on March 9, 2001 (filed as Exhibit 10(x) to the Company’s Quarterly Report on Form 10-Q for the quarter ended May 31, 2001, and incorporated herein by reference).*

10(r)	Affiliate Services Agreement dated August 31, 2001, by and among Luby’s, Inc., Christopher J. Pappas, Harris J. Pappas, Pappas Restaurants, L.P., and Pappas Restaurants, Inc. (filed as Exhibit 10(y) to the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2001, refiled as Exhibit 10(y) to the Company’s Quarterly Report on Form 10-Q for the quarter ended February 13, 2002, to include signature reference and an exhibit that were inadvertently omitted, and incorporated herein by reference).

10(s)	Lease Agreement dated June 1, 2001, by and between Luby’s, Inc. and Pappas Restaurants, Inc. (filed as Exhibit 10(aa) to the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2001, and incorporated herein by reference).

10(t)	Luby’s, Inc. Amended and Restated Nonemployee Director Phantom Stock Plan effective September 28, 2001 (filed as Exhibit 10(dd) to the Company’s Quarterly Report on Form 10-Q for the quarter ended February 13, 2002, and incorporated herein by reference).*

10(u)	Final Severance Agreement and Release between Luby’s, Inc. and S. Darrell Wood effective July 28, 2002 (filed as Exhibit 10(ee) to the Company’s Annual Report on Form 10-K for the fiscal year ended August 28,

2002, and incorporated herein by reference).*

10(v)	Consultant Agreement dated August 30, 2002, between Luby’s Restaurants Limited Partnership and S. Darrell Wood (filed as Exhibit 10(ff) to the Company’s Annual Report on Form 10-K for the fiscal year ended August 28, 2002, and incorporated herein by reference).*

10(w)	Form of Indemnification Agreement entered into between Luby’s, Inc. and each member of its Board of Directors initially dated July 23, 2002 (filed as Exhibit 10(gg) to the Company’s Annual Report on Form 10-K for the fiscal year ended August 28, 2002, and incorporated herein by reference).

10(x)	Amended and Restated Affiliate Services Agreement dated July 23, 2002, by and among Luby’s, Inc., Pappas Restaurants, L.P., and Pappas Restaurants, Inc. (filed as Exhibit 10(hh) to the Company’s Annual Report on Form 10-K for the fiscal year ended August 28, 2002, and incorporated herein by reference).

10(y)	Master Sales Agreement dated July 23, 2002, by and among Luby’s, Inc., Pappas Restaurants, L.P., and Pappas Restaurants, Inc. and Procedure adopted by the Finance and Audit Committee of the Board of Directors on July 23, 2002, pursuant to Section 2.3 of the Master Sales Agreement (filed as Exhibit 10(ii) to the Company’s Annual Report on Form 10-K for the fiscal year ended August 28, 2002, and incorporated herein by reference).

10(z)	Lease Agreement dated October 15, 2002, by and between Luby’s, Inc. and Rush Truck Centers of Texas, L.P. and Amendment dated August 1, 2003, by and between Luby’s, Inc. and Pappas Restaurants, Inc. (filed as Exhibit 10(gg) to the Company’s Annual Report on Form 10-K/A for the fiscal year ended August 27, 2003, and incorporated herein by reference).
10(aa)	Agreement dated June 7, 2004, by and among Luby’s, Inc., Christopher J. Pappas, and Harris J. Pappas (filed as Exhibit 4(s) to the Company’s Quarterly Report on Form 10-Q for the quarter ended May 5, 2004, and incorporated herein by reference).

10(bb)	First Amendment to Purchase Agreement dated June 7, 2004, by and among Luby’s, Inc., Harris J. Pappas, and Christopher J. Pappas (filed as Exhibit 4(s) to the Company’s Quarterly Report on Form 10-Q for the quarter ended May 5, 2004, and incorporated herein by reference).

10(cc)	Employment Agreement dated June 7, 2004, between Luby’s, Inc. and Christopher J. Pappas (filed as Exhibit 4(s) to the Company’s Quarterly Report on Form 10-Q for the quarter ended May 5, 2004, and incorporated herein by reference).*

10(dd)	Employment Agreement dated June 7, 2004, between Luby’s, Inc. and Harris J. Pappas (filed as Exhibit 4(s) to the Company’s Quarterly Report on Form 10-Q for the quarter ended May 5, 2004, and incorporated herein by reference).*

14(a)	Policy Guide on Standards of Conduct and Ethics applicable to all employees, as well as the board of directors (filed as Exhibit 14(a) to the Company’s Annual Report on Form 10-K for the fiscal year ended August 27, 2003, and incorporated herein by reference).

14(b)	Supplemental Standards of Conduct and Ethics for the CEO, CFO, Controller, and all senior financial officers (filed as Exhibit 14(b) to the Company’s Annual Report on Form 10-K for the fiscal year ended August 27, 2003, and incorporated herein by reference).

31	Certifications by the Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certifications by the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99(a)	Corporate Governance Guidelines of Luby’s, Inc., as amended March 5, 2003 (filed as Exhibit 99(a) to the Company’s Quarterly Report on Form 10-Q for the quarter ended February 13, 2003, and incorporated herein by reference).

* Denotes management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LUBY’S, INC. (Registrant)

Date: December 28, 2004	By:	/s/Christopher J. Pappas

Christopher J. Pappas
President and
Chief Executive Officer

Date: December 28, 2004	By:	/s/Ernest Pekmezaris

Ernest Pekmezaris
Senior Vice President and
Chief Financial Officer

EXHIBIT INDEX

3(a)	Certificate of Incorporation of Luby’s, Inc. as currently in effect (filed as Exhibit 3(b) to the Company’s Quarterly Report on Form 10-Q for the quarter ended May 31, 1999, and incorporated herein by reference).

3(b)	Bylaws of Luby’s, Inc. as currently in effect (filed as Exhibit 3(c) to the Company’s Quarterly Report on Form 10-Q for the quarter ended February 28, 1998, and incorporated herein by reference).

4(a)	Description of Common Stock Purchase Rights of Luby’s Cafeterias, Inc., in Form 8-A (filed April 17, 1991, effective April 26, 1991, File No. 1-8308, and incorporated herein by reference).

4(b)	Amendment No. 1 dated December 19, 1991, to Rights Agreement dated April 16, 1991 (filed as Exhibit 4(b) to the Company’s Quarterly Report on Form 10-Q for the quarter ended November 30, 1991, and incorporated herein by reference).

4(c)	Amendment No. 2 dated February 7, 1995, to Rights Agreement dated April 16, 1991 (filed as Exhibit 4(d) to the Company’s Quarterly Report on Form 10-Q for the quarter ended February 28, 1995, and incorporated herein by reference).

4(d)	Amendment No. 3 dated May 29, 1995, to Rights Agreement dated April 16, 1991 (filed as Exhibit 4(d) to the Company’s Quarterly Report on Form 10-Q for the quarter ended May 31, 1995, and incorporated herein by reference).

4(e)	Amendment No. 4 dated March 8, 2001, to Rights Agreement dated April 16, 1991 (filed as Exhibit 99.1 to the Company’s Report on Form 8-A12B/A on March 22, 2001, and incorporated herein by reference).

4(f)	Credit Agreement dated February 27, 1996, among Luby’s Cafeterias, Inc., Certain Lenders, and NationsBank of Texas, N.A. (filed as Exhibit 4(e) to the Company’s Quarterly Report on Form 10-Q for the quarter ended February 29, 1996, and incorporated herein by reference).

4(g)	First Amendment to Credit Agreement dated January 24, 1997, among Luby’s Cafeterias, Inc., Certain Lenders, and NationsBank of Texas, N.A. (filed as Exhibit 4(f) to the Company’s Quarterly Report on Form 10-Q for the quarter ended February 28, 1997, and incorporated herein by reference).

4(h)	Second Amendment to Credit Agreement dated July 3, 1997, among Luby’s Cafeterias, Inc., Certain Lenders, and NationsBank of Texas, N.A. (filed as Exhibit 4(i) to the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 1997, and incorporated herein by reference).

4(i)	Third Amendment to Credit Agreement dated October 27, 2000, among Luby’s, Inc., Certain Lenders, and Bank of America, N.A. (filed as Exhibit 4(j) to the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2000, and incorporated herein by reference).

4(j)	Fourth Amendment to Credit Agreement dated July 9, 2001, among Luby’s, Inc., Bank of America, N.A., and other creditors of its bank group (filed as Exhibit 4(l) to the Company’s Quarterly Report on Form 10-Q for the quarter ended May 31, 2001, and incorporated herein by reference).

4(k)	Deed of Trust, Assignment, Security Agreement, and Financing Statement dated July 2001, executed as part of the Fourth Amendment to Credit Agreement (filed as Exhibit 4(m) to the Company’s Quarterly Report on Form 10-Q for the quarter ended May 31, 2001, and incorporated herein by reference).

4(l)	Subordination and Intercreditor Agreement dated June 29, 2001, between Harris J. Pappas and Christopher J. Pappas, Bank of America, N.A. [as the bank group agent], and Luby’s, Inc. (filed as Exhibit 4(n) to the Company’s Quarterly Report on Form 10-Q for the quarter ended May 31, 2001, and incorporated herein by reference).

4(m)	Convertible Subordinated Promissory Note dated June 29, 2001, between Christopher J. Pappas and Luby’s, Inc. in the amount of $1,500,000 (filed as Exhibit 4(o) to the Company’s Quarterly Report on Form 10-Q for the quarter ended May 31, 2001, and incorporated herein by reference).

4(n)	Convertible Subordinated Promissory Note dated June 29, 2001, between Harris J. Pappas and Luby’s, Inc. in the amount of $1,500,000 (filed as Exhibit 4(p) to the Company’s Quarterly Report on Form 10-Q for the quarter ended May 31, 2001, and incorporated herein by reference).

4(o)	Convertible Subordinated Promissory Note dated June 29, 2001, between Christopher J. Pappas and Luby’s, Inc. in the amount of $3,500,000 (filed as Exhibit 4(q) to the Company’s Quarterly Report on Form 10-Q for the quarter ended May 31, 2001, and incorporated herein by reference).

4(p)	Convertible Subordinated Promissory Note dated June 29, 2001, between Harris J. Pappas and Luby’s, Inc. in the amount of $3,500,000 (filed as Exhibit 4(r) to the Company’s Quarterly Report on Form 10-Q for the quarter ended May 31, 2001, and incorporated herein by reference).

4(q)	Fifth Amendment to Credit Agreement dated December 5, 2001, among Luby’s, Inc., Bank of America, N.A., and other creditors of its bank group (filed as Exhibit 4(s) to the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2001, and incorporated herein by reference).

4(r)	Sixth Amendment to Credit Agreement dated November 25, 2002, among Luby’s, Inc., Bank of America, N.A., and other creditors of its bank group (filed as Exhibit 4(t) to the Company’s Annual Report on Form 10-K for the fiscal year ended August 28, 2002, and incorporated herein by reference).

4(s)	Amended and Restated Convertible Subordinated Promissory Note Due 2011 dated June 7, 2004, between Christopher J. Pappas and Luby’s, Inc. (filed as Exhibit 4(s) to the Company’s Quarterly Report on Form 10-Q for the quarter ended May 5, 2004, and incorporated herein by reference).

4(t)	Amended and Restated Convertible Subordinated Promissory Note Due 2011 dated June 7, 2004, between Harris J. Pappas and Luby’s, Inc. (filed as Exhibit 4(s) to the Company’s Quarterly Report on Form 10-Q for the quarter ended May 5, 2004, and incorporated herein by reference).

4(u)	Credit Agreement dated June 7, 2004, among Luby’s, Inc., JPMorgan Chase Bank, and certain lenders (filed as Exhibit 4(s) to the Company’s Quarterly Report on Form 10-Q for the quarter ended May 5, 2004, and incorporated herein by reference).

4(v)	Term Loan Agreement dated June 7, 2004, among Luby’s, Inc., Guggenheim Corporate Funding, LLC, and certain lenders (filed as Exhibit 4(s) to the Company’s Quarterly Report on Form 10-Q for the quarter ended May 5, 2004, and incorporated herein by reference).

4(w)	Subordination and Intercreditor Agreement dated June 7, 2004, among Luby’s, Inc., JPMorgan Chase Bank, Harris J. Pappas, and Christopher J. Pappas (filed as Exhibit 4(s) to the Company’s Quarterly Report on Form 10-Q for the quarter ended May 5, 2004, and incorporated herein by reference).

4(x)	Intercreditor Agreement dated June 7, 2004, among Luby’s, Inc., JPMorgan Chase Bank, and Guggenheim Corporate Funding, LLC (filed as Exhibit 4(s) to the Company’s Quarterly Report on Form 10-Q for the quarter ended May 5, 2004, and incorporated herein by reference).

10(a)	Management Incentive Stock Plan of Luby’s Cafeterias, Inc. (filed as Exhibit 10(i) to the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 1989, and incorporated herein by reference).*

10(b)	Amendment to Management Incentive Stock Plan of Luby’s Cafeterias, Inc. adopted January 14, 1997 (filed as Exhibit 10(k) to the Company’s Quarterly Report on Form 10-Q for the quarter ended February 28, 1997, and incorporated herein by reference).*

10(c)	Nonemployee Director Deferred Compensation Plan of Luby’s Cafeterias, Inc. adopted October 27, 1994 (filed as Exhibit 10(g) to the Company’s Quarterly Report on Form 10-Q for the quarter ended November 30, 1994, and incorporated herein by reference).*

10(d)	Amendment to Nonemployee Director Deferred Compensation Plan of Luby’s Cafeterias, Inc. adopted January 14, 1997 (filed as Exhibit 10(m) to the Company’s Quarterly Report on Form 10-Q for the quarter ended February 28, 1997, and incorporated herein by reference).*

10(e)	Amendment to Nonemployee Director Deferred Compensation Plan of Luby’s Cafeterias, Inc. adopted March 19, 1998 (filed as Exhibit 10(o) to the Company’s Quarterly Report on Form 10-Q for the quarter ended February 28, 1998, and incorporated herein by reference).*

10(f)	Amended and Restated Nonemployee Director Stock Option Plan of Luby’s, Inc. approved by the shareholders of Luby’s, Inc. on January 14, 2000 (filed as Exhibit 10(j) to the Company’s Quarterly Report on Form 10-Q for the quarter ended February 29, 2000, and incorporated herein by reference).*

10(g)	Luby’s Cafeterias, Inc. Supplemental Executive Retirement Plan dated May 30, 1996 (filed as Exhibit 10(j) to the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 1996, and incorporated herein by reference).*

10(h)	Amendment to Luby’s Cafeterias, Inc. Supplemental Executive Retirement Plan adopted January 14, 1997 (filed as Exhibit 10(r) to the Company’s Quarterly Report on Form 10-Q for the quarter ended February 28, 1997, and incorporated herein by reference).*

10(i)	Amendment to Luby’s Cafeterias, Inc. Supplemental Executive Retirement Plan adopted January 9, 1998 (filed as Exhibit 10(u) to the Company’s Quarterly Report on Form 10-Q for the quarter ended February 28, 1998, and incorporated herein by reference).*

10(j)	Amendment to Luby’s Cafeterias, Inc. Supplemental Executive Retirement Plan adopted May 21, 1999 (filed as Exhibit 10(q) to the Company’s Quarterly Report on Form 10-Q for the quarter ended May 31, 1999, and incorporated herein by reference.)*

10(k)	Luby’s Incentive Stock Plan adopted October 16, 1998 (filed as Exhibit 10(cc) to the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 1998, and incorporated herein by reference).*

10(l)	Registration Rights Agreement dated March 9, 2001, by and among Luby’s, Inc., Christopher J. Pappas, and Harris J. Pappas (filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K dated March 9, 2001, and incorporated herein by reference).

10(m)	Purchase Agreement dated March 9, 2001, by and among Luby’s, Inc. Harris J. Pappas, and Christopher J. Pappas (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated March 9, 2001, and incorporated herein by reference).

10(n)	Employment Agreement dated March 9, 2001, between Luby’s, Inc. and Christopher J. Pappas (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K dated March 9, 2001, and incorporated herein by reference).*

10(o)	Employment Agreement dated March 9, 2001, between Luby’s, Inc. and Harris J. Pappas (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K dated March 9, 2001, and incorporated herein by reference).*

10(p)	Luby’s, Inc. Stock Option granted to Christopher J. Pappas on March 9, 2001 (filed as Exhibit 10(w) to the Company’s Quarterly Report on Form 10-Q for the quarter ended May 31, 2001, and incorporated herein by reference).*

10(q)	Luby’s, Inc. Stock Option granted to Harris J. Pappas on March 9, 2001 (filed as Exhibit 10(x) to the Company’s Quarterly Report on Form 10-Q for the quarter ended May 31, 2001, and incorporated herein by reference).*

10(r)	Affiliate Services Agreement dated August 31, 2001, by and among Luby’s, Inc., Christopher J. Pappas, Harris J. Pappas, Pappas Restaurants, L.P., and Pappas Restaurants, Inc. (filed as Exhibit 10(y) to the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2001, refiled as Exhibit 10(y) to the Company’s Quarterly Report on Form 10-Q for the quarter ended February 13, 2002, to include signature reference and an exhibit that were inadvertently omitted, and incorporated herein by reference).

10(s)	Lease Agreement dated June 1, 2001, by and between Luby’s, Inc. and Pappas Restaurants, Inc. (filed as Exhibit 10(aa) to the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2001, and incorporated herein by reference).

10(t)	Luby’s, Inc. Amended and Restated Nonemployee Director Phantom Stock Plan effective September 28, 2001 (filed as Exhibit 10(dd) to the Company’s Quarterly Report on Form 10-Q for the quarter ended February 13, 2002, and incorporated herein by reference).*

10(u)	Final Severance Agreement and Release between Luby’s, Inc. and S. Darrell Wood effective July 28, 2002 (filed as Exhibit 10(ee) to the Company’s Annual Report on Form 10-K for the fiscal year ended August 28, 2002, and incorporated herein by reference).*

10(v)	Consultant Agreement dated August 30, 2002, between Luby’s Restaurants Limited Partnership and S. Darrell Wood (filed as Exhibit 10(ff) to the Company’s Annual Report on Form 10-K for the fiscal year ended August 28, 2002, and incorporated herein by reference).*

10(w)	Form of Indemnification Agreement entered into between Luby’s, Inc. and each member of its Board of Directors initially dated July 23, 2002 (filed as Exhibit 10(gg) to the Company’s Annual Report on Form 10-K for the fiscal year ended August 28, 2002, and incorporated herein by reference).

10(x)	Amended and Restated Affiliate Services Agreement dated July 23, 2002, by and among Luby’s, Inc., Pappas Restaurants, L.P., and Pappas Restaurants, Inc. (filed as Exhibit 10(hh) to the Company’s Annual Report on Form 10-K for the fiscal year ended August 28, 2002, and incorporated herein by reference).

10(y)	Master Sales Agreement dated July 23, 2002, by and among Luby’s, Inc., Pappas Restaurants, L.P., and Pappas Restaurants, Inc. and Procedure adopted by the Finance and Audit Committee of the Board of Directors on July 23, 2002, pursuant to Section 2.3 of the Master Sales Agreement (filed as Exhibit 10(ii) to the Company’s Annual Report on Form 10-K for the fiscal year ended August 28, 2002, and incorporated herein by reference).

10(z)	Lease Agreement dated October 15, 2002, by and between Luby’s, Inc. and Rush Truck Centers of Texas, L.P. and Amendment dated August 1, 2003, by and between Luby’s, Inc. and Pappas Restaurants, Inc. (filed as Exhibit 10(gg) to the Company’s Annual Report on Form 10-K/A for the fiscal year ended August 27, 2003, and incorporated herein by reference).

10(aa)	Agreement dated June 7, 2004, by and among Luby’s, Inc., Christopher J. Pappas, and Harris J. Pappas (filed as Exhibit 4(s) to the Company’s Quarterly Report on Form 10-Q for the quarter ended May 5, 2004, and incorporated herein by reference).

10(bb)	First Amendment to Purchase Agreement dated June 7, 2004, by and among Luby’s, Inc., Harris J. Pappas, and Christopher J. Pappas (filed as Exhibit 4(s) to the Company’s Quarterly Report on Form 10-Q for the quarter ended May 5, 2004, and incorporated herein by reference).

10(cc)	Employment Agreement dated June 7, 2004, between Luby’s, Inc. and Christopher J. Pappas (filed as Exhibit 4(s) to the Company’s Quarterly Report on Form 10-Q for the quarter ended May 5, 2004, and incorporated herein by reference).*

10(dd)	Employment Agreement dated June 7, 2004, between Luby’s, Inc. and Harris J. Pappas (filed as Exhibit 4(s) to the Company’s Quarterly Report on Form 10-Q for the quarter ended May 5, 2004, and incorporated herein by reference).*

14(a)	Policy Guide on Standards of Conduct and Ethics applicable to all employees, as well as the board of directors (filed as Exhibit 14(a) to the Company’s Annual Report on Form 10-K for the fiscal year ended August 27, 2003, and incorporated herein by reference).

14(b)	Supplemental Standards of Conduct and Ethics for the CEO, CFO, Controller, and all senior financial officers (filed as Exhibit 14(b) to the Company’s Annual Report on Form 10-K for the fiscal year ended

August 27, 2003, and incorporated herein by reference).

31	Certifications by the Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certifications by the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99(a)	Corporate Governance Guidelines of Luby’s, Inc., as amended March 5, 2003 (filed as Exhibit 99(a) to the Company’s Quarterly Report on Form 10-Q for the quarter ended February 13, 2003, and incorporated herein by reference).

* Denotes management contract or compensatory plan or arrangement.