Form 10-K/A
period 2004-08-25
LUBYS INC
filed 2005-03-29
CIK 16099

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended August 25, 2004

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑

The aggregate market value of the shares of Common Stock of the registrant held by nonaffiliates of the registrant as of October 20, 2004, was approximately $134,131,624 (based upon the assumption that directors and executive officers are the only affiliates).

The aggregate market value of the shares of Common Stock of the registrant held by nonaffiliates of the registrant as of February 11, 2004, was approximately $78,838,744 (based upon the assumption that directors and executive officers are the only affiliates).

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☑ No ☐

As of October 20, 2004, there were 22,480,004 shares of the registrant’s Common Stock outstanding, which does not include 4,933,063 treasury shares.

DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the following document are incorporated by reference into the designated parts of this Form 10-K:

Definitive Proxy Statement relating to 2005 annual meeting of shareholders (in Part III)

EXPLANATORY NOTE

This Amendment No. 2 to the Annual Report on Form 10-K for Luby’s, Inc. (the “Company”) for the fiscal year ended August 25, 2004 (SEC File Number 1-8308) is being filed to correct previously issued financial statements for fiscal years 2004, 2003 and 2002. The corrections are to account for scheduled rent increases on a straight-line basis, and for determining lives used in the calculation of depreciation of leasehold improvements for certain leased properties in a manner consistent with views recently expressed by the SEC and other recent interpretations. See Note 2 to the Company’s audited consolidated financial statements for additional discussion. Information not affected by the restatement is unchanged and reflects the disclosures made at the time of the filing of the Amendment No. 1 on Form 10-K/A.

Luby’s, Inc.
Form 10-K
Year ended August 25, 2004

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

PART I

Item 1. Business

Overview

Luby’s, Inc. (formerly, Luby’s Cafeterias, Inc.) was originally incorporated in Texas in 1959 and was reincorporated in Delaware on December 31, 1991. Until December 3, 2004, the Company’s administrative offices will be located at 2211 Northeast Loop 410, P. O. Box 33069, San Antonio, Texas 78265-3069. On December 3, 2004, the Company will relocate its corporate offices to 13111 Northwest Freeway, Suite 600, Houston, Texas 77040.

Luby’s, Inc. was restructured into a holding company on February 1, 1997, at which time all of the operating assets were transferred to Luby’s Restaurants Limited Partnership, a Texas limited partnership composed of two wholly owned, indirect corporate subsidiaries of the Company. All restaurant operations are conducted by the partnership. Unless the context indicates otherwise, the word “Company” as used herein includes the partnership and the consolidated corporate subsidiaries of Luby’s, Inc.

As of October 20, 2004, the Company operated 136 restaurants under the name “Luby’s.” These establishments are located in close proximity to retail centers, business developments, and residential areas throughout five states (listed under Item 2). Of the 136 restaurants, 94 are at locations owned by the Company and 42 are on leased premises. Two of the restaurants primarily serve seafood, one is a steak buffet, three are full-time buffets, 11 are cafeteria-style restaurants with all-you-can-eat options, and 119 are traditional cafeterias.

Operations

The Company’s operations provide guests with a wide variety of delicious, home-style food, with the majority of locations serving cafeteria-style. Daily, each restaurant offers 20 to 22 entrees, 12 to 14 vegetable dishes, 12 to 16 salads, and 16 to 20 varieties of desserts. Food is prepared in small quantities throughout serving hours, and frequent quality checks are conducted.

The Company’s historical marketing research has shown that its products appeal to a broad range of value-oriented consumers with particular success among families with children, seniors, shoppers, travelers, and business people looking for a quick, home-style meal at a reasonable price. During fiscal 2004, the Company spent approximately 1.3% of its sales on traditional marketing venues, including television, newsprint, radio, point-of-purchase, and local-store marketing. The Company has invested in distinctive store marquees to enhance guest awareness of specific store promotions, with marquees at 99 operating locations as of the end of fiscal 2004.

Luby’s restaurants are generally open for lunch and dinner seven days a week. All of the restaurants sell take-out orders, and many of them have separate food-to-go entrances, which provide guests the option of enjoying complete and flavorful meals at the office or at home. Take-out orders accounted for 13.7% of sales in fiscal 2004. Breakfast is served on weekends in 34 of its restaurants, accounting for 1.2% of sales. Those locations offer a wide array of popular breakfast foods served buffet style. They also have made-to-order omelet, pancake, and waffle stations.

Each restaurant is operated as a separate unit under the control of a general manager who has responsibility for day-to-day operations, including food production and personnel employment and supervision. The Company’s philosophy is to grant authority to its restaurant managers to direct the daily operations of their stores and, in turn, to compensate them on the basis of their performance, believing this strategy to be a significant factor in restaurant profitability. Of the total number of general managers employed by the Company, 95 have been employed for more than ten years.

The Company operates from a centralized purchasing arrangement to obtain the economic benefit of bulk purchasing and lower prices for most of its food products. The arrangement involves a competitively selected prime vendor for each of its three major purchasing regions.

Foods are prepared fresh daily at the Company’s restaurants. Menus are reviewed periodically by a committee of managers and chefs. The committee introduces newly developed recipes to ensure offerings are varied and that seasonal food preferences are incorporated.

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

Service Marks

The Company uses several service marks, including “Luby’s,” and believes that such marks are of material importance to its business. The Company has federal registrations for its service marks as deemed appropriate.

The Company is not the sole user of the name Luby’s in the cafeteria business. A cafeteria using the name Luby’s is being operated in Texas by an unaffiliated company. The Company’s legal counsel is of the opinion that the Company has the paramount right to use the name Luby’s as a service mark in the United States and that the other user could be precluded from expanding its use of the name as a service mark.

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

The Company’s facilities and food products are subject to state and local health and sanitation laws. In addition, the Company’s operations are subject to federal, state, and local regulations with respect to environmental and safety matters, including regulations concerning air and water pollution and regulations under the Americans with Disabilities Act and the federal Occupational Safety and Health Act. Over the years, such laws and regulations have resulted in increased costs that have been absorbed by the Company, in turn, improving its compliance.

Item 2. Properties

The Company’s restaurants typically contain 8,000 to 10,500 square feet of floor space and can seat 250 to 300 guests simultaneously.

Luby’s restaurants are well maintained and in good condition. In order to maintain appearance and utility, the Company refurbishes and updates its restaurants and equipment and performs scheduled maintenance.

As of October 20, 2004, the Company’s restaurants are regionally located as follows: two in Arizona, two in Arkansas, two in Louisiana, three in Oklahoma, and 127 in Texas.

The Company owns the underlying land and buildings in which 94 of its restaurants are located. Several of these restaurant properties contain excess building space, which is rented to tenants unaffiliated with the Company.

In addition to the owned locations, 42 other restaurants are held under leases, including 17 in regional shopping malls. Most of the leases provide for a combination of fixed-dollar and percentage rentals. Many require the Company to pay additional amounts related to property taxes, hazard insurance, and maintenance of common areas. See Note 10 of the Notes to Consolidated Financial Statements for information concerning the Company’s lease rental expenses and lease commitments. Of the 42 restaurant leases, the current terms of 23 expire before 2010, ten from 2010 to 2014, and nine thereafter. Thirty-six of the leases can be extended beyond their current terms at the Company’s option.

In addition to the properties currently in operation, the Company also has 26 locations on the market for sale.

The Company is moving its corporate offices from San Antonio, Texas, to Houston, Texas, with the relocation expected to be completed by December 3, 2004. After the relocation, the Company’s primary administrative offices will consist of 26,000 square feet of leased space located at 13111 Northwest Freeway in Houston, Texas.

The Company maintains public liability insurance and property damage insurance on its properties in amounts which management believes to be adequate.

Item 3. Legal Proceedings

The Company is from time to time subject to pending claims and lawsuits arising in the ordinary course of business. In the opinion of management, the ultimate resolution of such claims and lawsuits will not have a material adverse effect on the Company’s operations or consolidated financial position. There are no material legal proceedings to which any director, officer, or affiliate of the Company, or any associate of any such director or officer, is a party, or has a material interest, adverse to the Company.

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

Item 4A. Executive Officers of the Registrant

Certain information is set forth below concerning the executive officers of the Company, each of whom has been elected to serve until his successor is duly elected and qualified:

	Served as	Positions with Company and
Name	Officer Since	Principal Occupation Last Five Years	Age
Christopher J. Pappas	2001	President and CEO (since March 2001), CEO of Pappas Restaurants, Inc.	57

Harris J. Pappas	2001	Chief Operating Officer (since March 2001), President of Pappas Restaurants, Inc.	60

Ernest Pekmezaris	2001	Senior Vice President and CFO (since March 2001), Treasurer and former CFO of Pappas Restaurants, Inc.	60

Peter Tropoli	2001	Senior Vice President-Administration and General Counsel (since March 2001), attorney in private practice.	32

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Stock Prices

The Company’s common stock is traded on the New York Stock Exchange under the symbol LUB. The following table sets forth, for the last two fiscal years, the high and low sales prices on the New York Stock Exchange from the consolidated transaction reporting system.

Fiscal Quarter Ended	High	Low
November 20, 2002	$5.53	$3.55
February 12, 2003	4.50	1.10
May 7, 2003	2.80	.95
August 27, 2003	2.98	1.75
November 19, 2003	3.69	2.28
February 11, 2004	3.94	3.27
May 5, 2004	6.37	3.60
August 25, 2004	6.95	4.85

There were no sales of unregistered securities or issuer purchases of equity securities in fiscal 2004. As of October 20, 2004, there were approximately 3,344 record holders of the Company’s common stock.

Item 6. Selected Financial Data

The following selected financial data are derived from the Company’s consolidated financial statements and have been restated to reflect adjustments to the original Form 10-K that are further discussed in “Explanatory Note” in the forepart of this Form 10-K/A and in Note 2 to Consolidated Financial Statements, “Restatement of Financial Statements” in Item 8, “Financial Statements and Supplementary Data” of this Form 10-K/A.

Five-Year Summary of Operations

	Year Ended
	August 25,	August 27,	August 28,	August 31,	August 31,
	2004	2003	2002	2001	2000
	(364 days)	(364 days)	(362 days)	(365 days)	(366 days)
	(In thousands except per share data)
SALES	$308,817	$303,959	$318,656	$367,109	$383,976
COSTS AND EXPENSES:
Cost of food	83,200	82,563	80,841	90,911	95,573
Payroll and related costs	85,431	87,503	100,899	127,884	117,722
Occupancy and other operating expenses	94,550	90,767	94,673	107,330	101,457
Depreciation and amortization	17,016	17,644	17,677	18,034	17,394
Voluntary severance costs	860	—	—	—	—
General and administrative expenses	19,750	23,313	21,196	25,261	20,978
Provision for asset impairments and restaurant closings	727	1,821	271	30,240	11,090

	301,534	303,611	315,557	399,660	364,214

INCOME (LOSS) FROM OPERATIONS	7,283	348	3,099	(32,551)	19,762
Interest expense	(8,094)	(7,610)	(7,676)	(8,135)	(3,529)
Other income, net	2,691	7,071	2,368	2,162	2,202

Income (loss) before income taxes	1,880	(191)	(2,209)	(38,524)	18,435
Provision (benefit) for income taxes	—	—	(2)	(13,308)	6,501

Income (loss) from continuing operations	1,880	(191)	(2,207)	(25,216)	11,934
Discontinued operations, net of taxes	(7,858)	(30,971)	(7,438)	(6,359)	(2,974)

NET INCOME (LOSS)	$(5,978)	$(31,162)	$(9,645)	$(31,575)	$8,960

Income (loss) per share from continuing operations:
Basic	$0.08	$(0.01)	$(0.10)	$(1.12)	$0.53
Assuming dilution	$0.08	$(0.01)	$(0.10)	$(1.12)	$0.53
Income (loss) per share from discontinued operations:
Basic	(0.35)	(1.38)	(0.33)	(0.28)	(0.13)
Assuming dilution	(0.35)	(1.38)	(0.33)	(0.28)	(0.13)

Net income (loss) per share:
Basic	$(0.27)	$(1.39)	$(0.43)	$(1.40)	$0.40
Assuming dilution	$(0.27)	$(1.39)	$(0.43)	$(1.40)	$0.40

Cash dividend declared per common share	$0.00	$0.00	$0.00	$0.00	$0.70
At year-end:
Total assets	$232,281	$275,675	$339,474	$351,209	$367,949

Long-term debt (including net convertible subordinated debt) (a)	$53,561	$—	$5,883	$127,401	$116,000

Total debt	$53,561	$98,532	$124,331	$127,401	$116,000

Weighted-average shares outstanding Basic	22,470	22,451	22,428	22,422	22,420
Assuming dilution	22,619	22,451	22,428	22,422	22,421

	Year Ended
	August 25,	August 27,	August 28,	August 31,	August 31,
	2004	2003	2002	2001	2000
	(364 days)	(364 days)	(362 days)	(365 days)	(366 days)
	(In thousands except per share data)
Number of restaurants	138	148	196	213	231

(a)	See the Debt section of Management’s Discussion and Analysis and Note 7 of the Notes to Consolidated Financial Statements.

Five-Year Summary Notes continued on next page.

Five-Year Summary of Operations (continued)

Note: In fiscal year 2002, the Company moved from 12 calendar months to 13 four-week periods. The first period of fiscal year 2002 began September 1, 2001, and covered 26 days. All subsequent periods covered 28 days. Fiscal year 2002, the Company’s conversion year from months to periods, was 362 days in length. Fiscal 2003 and most years thereafter are 364 days in length.

Note: The Company’s business plan, as approved in fiscal 2003, called for the closure of approximately 50 locations. In accordance with the plan, the entire fiscal activity of the applicable stores closed through the end of the 2004 fiscal year were reclassified to discontinued operations. For comparison purposes, in prior fiscal years the entire activity for the same locations closed in fiscal 2003 and fiscal 2004 has also been reclassified to discontinued operations.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Restatement of Financial Statements
The Company completed a review of its historical lease accounting expense calculations to determine whether the lease expense it had previously reported were materially in accordance with the views expressed by the Office of the Chief Accountant of the SEC on February 7, 2005 in a letter to the American Institute of Certified Public Accountants and other recent interpretations regarding certain operating lease accounting issues and their application under Generally Accepted Accounting Principles (“GAAP”). As a result of its review, the Company determined that its historical calculations for scheduled rent increases, and of determining lives used in the calculation of depreciation of leasehold improvements for certain leased properties, were materially different from current interpretations of GAAP. The Company has restated its consolidated financial statements in this Report for each of the fiscal years ended August 25, 2004, August 27, 2003 and August 28, 2002 to effect the appropriate changes.

As previously reported, the Company historically recognized scheduled rent increases as they occurred over the lease term. The Company annually reviewed its lease accounting expense calculations to determine whether the amounts it calculated were materially in accordance with GAAP. However, under current interpretations of GAAP, the Company has determined that the lease term used in calculating straight-line expense should commence on the date the Company takes possession of the leased space, which is generally six months prior to a store’s opening date. Additionally, the Company has determined that rent expense should be recorded on a straight-line basis over lease periods that are consistent with or greater than the number of periods over which depreciation of leasehold improvements is recorded. Historically, the life used for rent expense purposes in some instances was shorter than the life used for depreciation purposes. Excluding tax impacts, the Company has recorded adjustments to “Other liabilities,” “Property and equipment-at cost, net,” and “Retained earnings” on the consolidated balance sheets and to “Occupancy and other operating expenses,” “Depreciation and amortization,” “Provision for asset impairments and restaurant closings” and “Discontinued operations, net of taxes” on the consolidated statements of operations to correct historical accounting methods.

The cumulative effect of these accounting changes is a reduction to retained earnings of $5.9 million as of the beginning and end of fiscal year 2002 and incremental increases to retained earnings of $1.9 million and $461,000 for the fiscal years 2003 and 2004, respectively. See Note 2 to the consolidated financial statements for summaries of the effects of related consolidated statements of operations, shareholders’ equity and cash flows for each of the three fiscal years in the period ended August 25, 2004. The accompanying Management’s Discussion and Analysis incorporates the effects of these corrections.

RESULTS OF OPERATIONS

Fiscal 2004 Compared to Fiscal 2003

Sales increased $4.8 million, or 1.6%, in fiscal 2004 compared to fiscal 2003. Of the total increase, $6.6 million was due to a 2.2% increase in same-store sales. (See Same-Store Sales under Trends and Uncertainties for the definition of same-store sales.) This increase was offset by a decrease in sales of $1.8 million related to five stores closed prior to the adoption of the 2003 business plan, which therefore were not reclassified into discontinued operations. Despite store closures and the effects of increased competition in the marketplace, sales performance has improved. Promotions, new combination meals, and improved product and service execution have all contributed to this overall increase in sales.

Cost of food increased $637,000, or 0.8%, principally due to the increase in sales in fiscal 2004 compared to fiscal 2003. Upward pressure on beef pricing due to lower production numbers, reduced cattle weights, and an overall higher demand has negatively impacted food cost. Despite general commodity increases in food pricing, specifically related to the beef and dairy markets, food costs have experienced a slight decline as a percentage of sales, which decreased from 27.2% to 26.9%. Management’s discipline in the utilization of monthly budgeting and protein tracking tools in combination with various promotional offerings have assisted in reducing food costs. More specifically, food costs have declined in a higher commodity climate due to improved execution at each location in combination with carefully selected entree offerings for promotions which overall have very attractive cost structures.

Payroll and related costs decreased $2.1 million, or 2.4%, and as a percentage of sales decreased from 28.8% to 27.7%. The decrease is due to continued improvements made in labor deployment and efficiency as a result of various Company initiatives to better manage labor costs, offset by an increase in estimated workers’ compensation costs.

Occupancy and other operating expenses increased $3.8 million, or 4.2%, due primarily to increased advertising expense and higher insurance costs. Occupancy and other operating expenses, as a percentage of sales, increased 0.7% to 30.6% from 29.9%. The launch of the Company’s new marketing campaign, featuring television advertising, led to an increase in marketing costs. Insurance costs increased as a result of higher cost of insurance coverage and related premiums. These increases were primarily offset by a reduction in property tax expense due to store closures and related property sales.

Depreciation and amortization expense decreased $628,000, or 3.6%, due to fewer depreciable properties resulting from impairments and property sales.

Due to the current-year accrual of voluntary severance costs in relation to the relocation of the corporate offices from San Antonio, Texas, to Houston, Texas, voluntary severance costs increased by $860,000. See Note 6 of the Notes to Consolidated Financial Statements for more information.

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

The provision for asset impairments and restaurant closings decreased by $1.1 million primarily due to a gain realized on the sale of a property which had been previously impaired, coupled with significant impairment charges incurred in the prior year. This provision included write-downs to currently operating restaurants of $1.2 million offset by a gain of $500,000 related to one property sale.

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

No provision for income taxes on continuing operations was provided for in fiscal 2004 because the Company’s loss carryforward was sufficient to offset income from continuing operations.

The loss from discontinued operations decreased by $23.1 million principally due to numerous impairment charges incurred in the prior year on various locations which were closed as a part of the Company’s business plan offset by ongoing periodic property maintenance costs incurred until the properties are sold.

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

The cost of food increased $1.7 million, or 2.1%, and as a percentage of sales increased from 25.4% to 27.2% in fiscal 2003 compared to fiscal 2002. Early in the fiscal year, the increase in food cost was related primarily to efforts to implement value offerings for the Company’s guests. Those offerings were a planned part of the Company’s strategy aimed at increasing value while maintaining quality. Also in the beginning of the year, fresh produce pricing was negatively impacted by increased transportation costs due to the higher cost of diesel fuel. Toward the end of the year, upward pressure on beef pricing due to lower availability, reduced cattle weights, and an overall higher demand negatively impacted food cost. These increases completely offset reductions due to store closures. Even so, the increases were partially mitigated in the later part of the year by targeted cost control programs.

Payroll and related costs decreased $13.4 million, or 13.3%, and as a percentage of sales decreased from 31.7% to 28.8%. The decrease was due primarily to improved labor deployments and efficiencies resulting from various Company initiatives to manage labor costs, lower workers’ compensation cost estimates resulting from the Company’s in-house training and safety programs, and stores closed prior to the adoption of the business plan.

Occupancy and other operating expenses decreased $3.9 million, or 4.1%. As a percentage of sales, occupancy and other operating expenses increased 0.2% to 29.9% compared to 29.7%. Several factors contributed to this fluctuation. Net repairs and maintenance costs decreased primarily due to increased efficiencies from the Company’s in-house repair program as provided by its in-house service center. Food-to-go packaging costs further declined due to less expensive packaging. These decreases were partially offset by property/employee insurance, which increased principally due to premium increases for owned properties coupled with pass-through insurance adjustments from landlords of leased properties, as well as premium increases for directors’ and officers’ liability.

Depreciation and amortization expense was approximately equal to the prior fiscal year, with a decrease of $33,000.

General and administrative expenses increased $2.1 million, or 10.0%. Several factors contributed to this increase. As a percentage of sales, general and administrative expenses increased 1.0% to 7.7%, compared to 6.7%. Professional fees increased principally due to a fixed-asset, cost-segregation study on tax depreciation. Consulting costs increased principally due to fees paid to outside firms relating to the Company’s bank group. Excluding those items, the Company showed higher year-over-year general and administrative expenses because of the increased investment in support personnel to improve its focus on operational efficiencies and facilities maintenance.

Interest expense was approximately equal to the prior fiscal year, with only a slight decrease of $66,000. The payoff of loans on officers’ life insurance policies, which were surrendered during the prior year, in addition to amortization of the loss on interest rate swaps and principal reductions on the outstanding bank debt, contributed to this decrease. These decreases were partially offset by an increase in the effective interest rate on outstanding debt coupled with an increase in the amortization of the discount on the subordinated notes. Approximately $2.7 million and $2.6 million were reclassified from interest expense to discontinued operations in fiscal 2003 and 2002, respectively. These reclassifications related to the launch of the Company’s business plan whereby the proceeds from certain properties closed and sold are committed to paying down debt.

Other income increased $4.7 million primarily due to gains on the sales of assets, which reflect the sale of nine previously closed stores. These gains were partially offset by a loan commitment fee expensed in fiscal 2003.

The income tax benefit decreased by $2,000. No benefit was recorded in fiscal 2003 because the realization of loss carryforward utilization is uncertain.

The loss from discontinued operations increased by $23.5 million principally due to approximately $19.4 million in noncash impairments, with the remainder in carrying costs, allocated bank debt interest, and certain settlement fees incurred on various locations closed as part of the Company’s business plan. The impairment charges included reductions in the fourth quarter of 2003 from gains on the disposal of properties previously held for sale.

Relative to prior closure plans, the Company had a reserve for restaurant closings of approximately $1.7 million and $3.1 million at August 27, 2003, and August 28, 2002, respectively. Excluding certain lease termination settlements, all material cash outlays required for the store closings originally planned as of August 31, 2001, were made prior to August 27, 2003. See further discussion in Note 8 of the Notes to Consolidated Financial Statements.

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

EBITDA increased by $5.4 million from fiscal 2003 to 2004 compared to a decrease of $1.2 million from fiscal 2002 to 2003. These net changes were due to various applicable reasons noted in the Results of Operations section above. Prior year amounts have been reclassified to conform to the current year presentation.

	Year Ended
	August 25,	August 27,	August 28,
	2004	2003	2002
	(364 days)	(364 days)	(362 days)
	(In thousands)
Income (loss) from operations	$7,283	$348	$3,099
Plus excluded items:
Provision for asset impairments and restaurant closings	727	1,821	271
Depreciation and amortization	17,016	17,644	17,677
Noncash executive compensation expense	679	1,310	1,310
Voluntary severance costs	860	—	—

EBITDA	$26,565	$21,123	$22,357

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

The Company had a working capital deficit of $24.0 million as of August 25, 2004, compared to $104.9 million as of August 27, 2003. The improvement was primarily attributable to the reclassification of the debt to long-term liabilities subsequent to the debt refinancing. Excluding the reclassification of the senior debt and subordinated notes explained in the Debt section below, the Company’s working capital deficit increased $17.7 million. That increase in the deficit was primarily attributable to debt paydown and refinancing. The Company’s working capital requirements are expected to be met through cash flows from operations and the available line of credit.

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

New Senior Debt

The Company’s failure to arrange replacement financing by the extended maturity date of the credit facility caused a technical default under that facility. However in the fourth quarter of fiscal 2004, the Company successfully refinanced the senior credit facility with two new instruments. The first is a secured, three-year line of credit for $50 million. Of the total line, only $36.3 million was originally drawn in connection with the refinancing. This instrument was funded by a new group of independent lenders.

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

As of August 25, 2004, substantially all of the Company’s assets were pledged as collateral under the line of credit and the term loan. These pledged assets included the Company’s owned real estate, improvements, equipment, and fixtures.

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

COMMITMENTS AND CONTINGENCIES

Officer Loans

In fiscal 1999, the Company guaranteed loans relating to purchases of Luby’s stock by various officers of the Company pursuant to the terms of a shareholder-approved plan. Under the officer loan program, shares were purchased and funding was provided by bank loans to the participating officers. Per the original terms of the guaranteed loan agreements, these instruments only required annual interest to be paid by the individual debtors, with the entire principal balances due upon their respective original maturity dates, which occurred during the period from January through March of 2004. As of August 25, 2004, the total of the principal balances due under these loans was approximately $1.0 million. The purchased Company stock has been and can be used by borrowers to satisfy a portion of their loan obligation. As of August 25, 2004, based on the market price on that day, approximately $315,000, or 30.9% of the note balances, could have been covered by stock, while approximately $705,000, or 69.1%, would have remained outstanding.

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

Contractual Obligations

As of August 25, 2004, the Company had contractual obligations and other commercial commitments as described below.

	Payments due by Period
		Less than			After
Contractual Obligations	Total	1 Year	2-3 Years	4-5 Years	5 Years
	(In thousands)
Long-term debt obligations	$61,470	$—	$51,470	$—	$10,000	(a)
Capital lease obligations	—	—	—	—	—
Operating lease obligations	30,938	4,186	7,410	5,902	13,440
Purchase obligations	—	—	—	—	—
Other long-term obligations	—	—	—	—	—

Total	$92,408	$4,186	$58,880	$5,902	$23,440

	Amount of Commitment by Expiration Period
		Fiscal Year	Fiscal Years	Fiscal Years
Other Commercial Commitments	Total	2005	2006-2007	2008-2009	Thereafter (b)
	(In thousands)
Letters of credit	$3,432	$3,432	$—	$—	$—
Surety bonds (b)	6,016	—	—	—	6,016

Total	$9,448	$3,432	$—	$—	$6,016

(a)	The note holders have the option to convert the subordinated notes to common stock prior to the expiration date.

(b)	Surety bonds have been placed as a means of collateral for certain prior year workers’ compensation policies. These surety bonds have an effective date of June 1, 2002, and remain in full force and effect until cancelled. Effective September 29, 2004, the bonds were reduced to approximately $5 million, based on a commensurate decrease in collateral requirements.

In addition to the commitments represented in the above tables, the Company enters into a number of cancelable and noncancelable commitments during the year. Typically, these commitments are for less than a year in duration and are generally focused on food inventory. The Company does not maintain any long-term or exclusive commitments or arrangements to purchase products from any single supplier. Substantially all of the Company’s product purchase commitments are cancelable up to 30 days prior to the vendor’s scheduled shipment date.

Long-term liabilities reflected in the Company’s consolidated financial statements as of August 25, 2004, included deferred income taxes ($5.1 million), deferred gain on the sale of property ($382,000), amounts accrued for benefit payments under the Company’s supplemental executive retirement plan ($488,000) and deferred compensation agreements ($551,000), accrued insurance reserves ($3.9 million), deferred rent liabilities ($4.3 million) and reserve for restaurant closings ($500,000).

The Company is also contractually obligated to the chief executive officer and the chief operating officer pursuant to employment agreements. See the Related Parties section of “Affiliations and Related Parties” for further information.

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

Late in the third quarter of fiscal 2004, Chris and Harris Pappas became limited partners in a limited partnership which purchased a retail strip center in Houston, Texas. Messrs. Pappas own a 50% limited partnership interest. Neither of Messrs. Pappas own any interest in the general partner of the limited partnership. The general partner of the limited partnership controls the operational decisions of the partnership. One of the Company’s restaurants has rented approximately 7% of the space in that center since July of 1969. No changes were made to the Company’s lease terms as a result of the transfer of ownership of the center to the new partnership. The amount paid by the Company pursuant to the terms of this lease since the Pappas’s inclusion as limited partners was $56,000 in fiscal 2004. Management is under instruction that no amendments can be made to this lease without the approval of the Finance and Audit Committee.

Affiliated rents paid for the Houston Service Center, the separate storage facility, the Dallas property, and the Houston property leases combined represented 5.2%, 4.3%, and 3.6% of total rents for continuing operations for fiscal 2004, 2003, and 2002, respectively.

The following compares current and prior fiscal year-to-date charges incurred under the Master Sales Agreement, the Affiliate Services Agreement, and affiliated property leases to the Company’s total capital expenditures, as well as relative general and administrative expenses and occupancy and other operating expenses included in continuing operations:

	Year Ended
	August 25,	August 27,	August 28,
	2004	2003	2002
	(364 days)	(364 days)	(362 days)
	(In thousands)
AFFILIATED COSTS INCURRED:
General and administrative expenses — professional and other costs	$1	$—	$8
Capital expenditures — custom-fabricated and refurbished equipment	113	174	506
Occupancy and other operating expenses, including property leases	170	136	130
Less pass-through amounts to third parties	—	—	(154)

Total	$284	$310	$490

RELATIVE TOTAL COMPANY COSTS:
General and administrative expenses	$19,750	$23,313	$21,196
Capital expenditures	8,921	9,057	13,097
Occupancy and other operating expenses	94,550	90,767	94,673

Total	$123,221	$123,137	$128,966

AFFILIATED COSTS INCURRED AS A PERCENTAGE OF RELATIVE TOTAL COMPANY COSTS
Fiscal year to date	0.23%	0.26%	0.38%

Inception to date	0.29%

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

Insurance and Claims

Workers’ compensation and employee injury claims expense increased in comparison with the prior fiscal year due to a revision in reserve estimates resulting from the use of more comparable Texas nonsubscriber work injury loss history by the Company’s provider of actuarial estimates. Actual claims settlements and expenses may differ from estimated loss provisions. The Company cannot make any assurances as to the ultimate level of claims under the in-house safety program or whether declines in incidence of claims as well as claims costs experienced under the program will continue in future periods.

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

RESERVE FOR RESTAURANT CLOSINGS

The Company’s reserve for restaurant closings is associated with prior disposal plans. The reserve declined from $1.7 million at August 27, 2003, to $500,000 at August 25, 2004, primarily due to the payment of and reductions in certain accrued lease settlement costs of approximately $1.2 million. (See Note 8 of the Notes to Consolidated Financial Statements.)

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

Impairment of Long-Lived Assets

The Company periodically evaluates long-lived assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable The Company estimates future cash flows expected to result from the use and possible disposition of the asset and will recognize an impairment loss when the sum of the undiscounted estimated future cash flows is less than the carrying amounts of such assets . The estimates of future cash flows, based on reasonable and supportable assumptions and projections, require management’s subjective judgments. The time periods for estimating future cash flows is often lengthy, which increases the sensitivity to assumptions made. Depending on the assumptions and estimates used, the estimated future cash flows projected in the evaluation of long-lived assets can vary within a wide range of outcomes. The Company considers the likelihood of possible outcomes in determining the best estimate of future cash flows. The measurement for such an impairment loss is then based on the fair value of the asset as determined by discounted cash flows or appraisals, if available.

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

Insurance and Claims

The Company periodically reviews its workers’ compensation, work injury, and general liability reserves to ensure reasonableness. Accrued claims’ liabilities are recorded for the estimated ultimate costs to settle both reported claims and claims incurred but not reported. These estimates are based on actuarially determined ultimate cost estimates adjusted for factors and circumstances surrounding all current and prior year claims as periodically reviewed by the Company’s internal risk management staff. Assumptions and judgments are used in evaluating the effect that the factors and circumstances surrounding reported claims have on estimated claims costs. Unexpected changes in claim-estimate-related factors and actuarial estimates could result in costs that are materially different than initially reported. The Company’s ongoing in-house safety and claims program focuses on safety training and rigorous scrutiny of new claims, which has reduced costs significantly in comparison to plans previously administered by third parties. The possibility exists that future claims-related liabilities could increase due to unforeseen circumstances.

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

As discussed in Note 1 to the consolidated financial statements, in 2003 the Company was required to change its method of accounting for discontinued operations. Also, as discussed in Note 2, the accompanying financial statements have been restated.

     /s/ERNST & YOUNG LLP

San Antonio, Texas
October 13, 2004 (except for Note 2, as to which the date is March 28, 2005).

Luby’s, Inc.

Consolidated Balance Sheets

	August 25,	August 27,
	2004	2003
	(Restated,	(Restated,
	see Note 2)	see Note 2)
	(In thousands)
ASSETS
Current Assets:
Cash and cash equivalents	$1,211	$871
Short-term investments (see Note 3)	4,384	20,498
Trade accounts and other receivables	101	283
Food and supply inventories	2,092	1,798
Prepaid expenses	1,028	3,485
Deferred income taxes (see Note 4)	1,073	180

Total current assets	9,889	27,115
Property held for sale	24,594	32,946
Investments and other assets	3,756	547
Property and equipment — at cost, net (see Note 5)	194,042	215,067

Total assets	$232,281	$275,675

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$15,888	$12,488
Accrued expenses and other liabilities (see Note 6)	18,006	20,978
Convertible subordinated notes, net — related party (see Note 7)	—	6,973
Credit-facility debt (see Note 7)	—	91,559

Total current liabilities	33,894	131,998
Line of credit debt (see Note 7)	28,000	—
Term debt (see Note 7)	23,470	—
Convertible subordinated notes, net — related party (see Note 7)	2,091	—
Other liabilities	9,715	9,933
Deferred income taxes (see Note 4)	5,061	4,173
Reserve for restaurant closings (see Note 8)	500	1,663
Commitments and contingencies (see Note 9)	—	—

Total liabilities	102,731	147,767

SHAREHOLDERS’ EQUITY
Common stock, $.32 par value; authorized 100,000,000 shares, issued 27,410,567 and 27,403,067 shares in fiscal 2004 and 2003, respectively	8,771	8,769
Paid-in capital	43,564	36,916
Deferred compensation	—	(679)
Retained earnings	181,986	187,964
Less cost of treasury stock, 4,933,063 and 4,946,771 shares in fiscal 2004 and 2003, respectively	(104,771)	(105,062)

Total shareholders’ equity	129,550	127,908

Total liabilities and shareholders’ equity	$232,281	$275,675

See accompanying notes.

Luby’s, Inc.

Consolidated Statements of Operations

	Year Ended
	August 25,	August 27,	August 28,
	(Restated,	(Restated,	(Restated,
	see Note 2)	see Note 2)	see Note 2)
	2004	2003	2002
	(In thousands except per share data)
SALES	$308,817	$303,959	$318,656
COSTS AND EXPENSES:
Cost of food	83,200	82,563	80,841
Payroll and related costs	85,431	87,503	100,899
Occupancy and other operating expenses	94,550	90,767	94,673
Depreciation and amortization	17,016	17,644	17,677
Voluntary severance costs (see Note 6)	860	—	—
General and administrative expenses	19,750	23,313	21,196
Provision for asset impairments and restaurant closings (see Note 8)	727	1,821	271

	301,534	303,611	315,557

INCOME (LOSS) FROM OPERATIONS	7,283	348	3,099
Interest expense	(8,094)	(7,610)	(7,676)
Other income, net	2,691	7,071	2,368

Income (loss) before income taxes	1,880	(191)	(2,209)
Provision (benefit) for income taxes (see Note 4):
Current	—	—	(2,255)
Deferred	—	—	2,253

	—	—	(2)

Income (loss) from continuing operations	1,880	(191)	(2,207)
Discontinued operations, net of taxes (see Note 8)	(7,858)	(30,971)	(7,438)

NET INCOME (LOSS)	$(5,978)	$(31,162)	$(9,645)

Income (loss) per share from continuing operations:
Basic (see Note 16)	$0.08	$(0.01)	$(0.10)
Assuming dilution (see Note 16)	0.08	(0.01)	(0.10)
Income (loss) per share from discontinued operations:
Basic (see Note 16)	(0.35)	(1.38)	(0.33)
Assuming dilution (see Note 16)	(0.35)	(1.38)	(0.33)
Net income (loss) per share:
Basic (see Note 16)	(0.27)	(1.39)	(0.43)
Assuming dilution (see Note 16)	$(0.27)	$(1.39)	$(0.43)

Weighted-average shares outstanding:
Basic	22,470	22,451	22,428
Assuming dilution	22,619	22,451	22,428

See accompanying notes.

Luby’s, Inc.

Consolidated Statements of Shareholders’ Equity
(In thousands)

								Accumulated
	Common Stock							Other	Total
							Retained	Comprehensive	Shareholders'
	Issued		Treasury		Paid-In	Deferred	Earnings	Income (Loss)	Equity
	Shares	Amount	Shares	Amount	Capital	Compensation	(Restated,		(Restated,
							see Note 2)		see Note 2)

Balance at August 31, 2001	27,403	$8,769	(4,980)	$(105,771)	$37,181	$(3,299)	$228,771	$(592)	$165,059
Net income (loss) for the year	—	—	—	—	—	—	(9,645)	—	(9,645)
Reclassification adjustment for loss recognized on termination of interest rate swaps, net of taxes of $318	—	—	—	—	—	—	—	592	592
Noncash stock compensation expense	—	—	—	—	—	1,310	—	—	1,310
Common stock issued under nonemployee director benefit plans	—	—	10	214	154	—	—	—	368

Balance at August 28, 2002	27,403	$8,769	(4,970)	$(105,557)	$37,335	$(1,989)	$219,126	$—	$157,684
Net income (loss) for the year	—	—	—	—	—	—	(31,162)	—	(31,162)
Noncash stock compensation expense	—	—	—	—	—	1,310	—	—	1,310
Common stock issued under nonemployee director benefit plans	—	—	23	495	(419)	—	—	—	76

Balance at August 27, 2003	27,403	$8,769	(4,947)	$(105,062)	$36,916	$(679)	$187,964	$—	$127,908
Net income (loss) for the year	—	—	—	—	—	—	(5,978)	—	(5,978)
Noncash stock compensation expense	—	—	—	—	—	679	—	—	679
Net change in value of beneficial conversion feature on the convertible subordinated notes	—	—	—	—	6,901	—	—	—	6,901
Common stock issued under nonemployee director benefit plans	—	2	14	291	(291)	—	—	—	2
Common stock issued under employee benefit plans	8	—	—	—	38	—	—	—	38

Balance at August 25, 2004	27,411	$8,771	(4,933)	$(104,771)	$43,564	$—	$181,986	$—	$129,550

See accompanying notes.

Luby’s, Inc.

Consolidated Statements of Cash Flows

	Year Ended
	August 25,	August 27,	August 28,
	2004	2003	2002
	(Restated, see Note 2)	(Restated, see Note 2)	(Restated, see Note 2)
		(In thousands)
Cash flows from operating activities:
Net income (loss)	$(5,978)	$(31,162)	$(9,645)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Provision for (reversal of) asset impairments, net of gains on property sales — discontinued operations	1,895	16,613	43
Provision for (reversal of) asset impairments and restaurant closings	727	1,821	271
Depreciation and amortization — continuing operations	17,016	17,644	17,677
Depreciation and amortization — discontinued operations	337	2,722	4,315
Amortization of deferred loss on interest rate swaps	—	—	910
Amortization of discount on convertible subordinated notes	2,020	1,090	482
Amortization of debt issuance cost	302	—	—
(Gain) loss on disposal of property held for sale	—	(3,222)	(1,330)
(Gain) loss on disposal of property and equipment	(2,154)	(3,364)	270
Noncash nonemployee directors’ fees	—	76	313
Noncash executive compensation expense	679	1,310	1,310

Cash (used in) provided by operating activities before changes in operating assets and liabilities	14,844	3,528	14,616
Changes in operating assets and liabilities:
(Increase) decrease in trade accounts and other receivables	182	(98)	173
(Increase) decrease in food and supply inventories	(294)	399	504
(Increase) decrease in income tax receivable	—	7,245	(637)
(Increase) decrease in prepaid expenses	2,457	(1,818)	1,098
(Increase) decrease in other assets	408	(201)	251
Increase (decrease) in accounts payable	3,225	(6,589)	5,381
Increase (decrease) in accrued expenses and other liabilities	(3,195)	(2,183)	(9,923)
Increase (decrease) in deferred income taxes	—	4,545	4,796
Increase (decrease) in reserve for restaurant closings	(1,163)	(210)	(1,651)

Net cash (used in) provided by operating activities	16,464	4,618	14,608

Cash flows from investing activities:
(Increase) decrease in short-term investments	16,114	3,624	(4,138)
Proceeds from disposal of property held for sale	17,067	19,178	3,609
Proceeds from disposal of property and equipment	3,585	7,813	—
Purchases of property and equipment	(8,921)	(9,057)	(13,097)

Net cash (used in) provided by investing activities	27,845	21,558	(13,626)

Cash flows from financing activities: Repayment of debt	(104,290)	(26,889)	(3,552)
Issuance of debt	64,200	—	—
Debt issuance cost	(3,920)	—	—
Proceeds received on the exercise of employee stock options	41	—	55

Net cash (used in) provided by financing activities	(43,969)	(26,889)	(3,497)

Net increase (decrease) in cash	340	(713)	(2,515)
Cash and cash equivalents at beginning of year	871	1,584	4,099

Cash and cash equivalents at end of year	$1,211	$871	$1,584

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

Property Held for Sale

As further discussed in Note 8, property held for sale is recorded at amounts not in excess of what management currently expects to receive upon sale, less costs of disposal. The Company routinely monitors the estimated value of property held for sale and records adjustments to these values as required.

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

Depreciation and Amortization

The Company depreciates the cost of plant and equipment over their estimated useful lives using the straight-line method. Leasehold improvements are amortized over the lesser of their estimated useful lives or the related lease lives. Depreciation of buildings is provided on a straight line basis over the estimated useful lives (generally 20 to 33 years, not to exceed 25 years for buildings located on leased properties).

Operating Leases

The Company leases restaurant and administrative facilities under operating leases. Lease agreements generally include rent holidays, rent escalation clauses and contingent rent provisions for percentage of sales in excess of specified levels. Most of our lease agreements include renewal periods at the Company’s option. We recognize rent holiday periods and scheduled rent increases on a straight-line basis over the lease term beginning with the date the Company takes possession of the leased space. We record tenant improvement allowances and rent holidays as deferred rent expense on the consolidated statements of operations.

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

The following table illustrates the effect on net income (loss) and earnings (loss) per share if the Company had converted to the fair-value method of expensing stock options, as alternatively allowed under SFAS No. 123:

	August 25,	August 27,	August 28,
	2004	2003	2002
		(In thousands)
Net income (loss), as reported	$(5,978)	$(31,162)	$(9,645)
Add: Stock-based employee compensation expense included in reported net income (loss), net of related tax effects (a)	679	1,310	852
Deduct: Total stock-based employee compensation expense determined under fair-value-based method for all awards, net of related tax effects (a)	(1,208)	(2,861)	(3,662)

Pro forma net income (loss)	$(6,507)	$(32,713)	$(12,455)

Earnings per share as reported:
Basic	$(0.27)	$(1.39)	$(0.43)
Assuming dilution	$(0.27)	$(1.39)	$(0.43)

Pro forma earnings per share:
Basic	$(0.29)	$(1.46)	$(0.56)
Assuming dilution	$(0.29)	$(1.46)	$(0.56)

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

Note 2. Restatement of Financial Statements

The Company completed a review of its historical lease accounting expense calculations to determine whether the lease expense it had previously reported were materially in accordance with the views expressed by the Office of the Chief Accountant of the SEC on February 7, 2005 in a letter to the American Institute of Certified Public Accountants and other recent interpretations regarding certain operating lease accounting issues and their application under Generally Accepted Accounting Principles (“GAAP”). As a result of its review, the Company determined that its historical calculations for scheduled rent increases, and of determining lives used in the calculation of depreciation of leasehold improvements for certain leased properties, were materially different from current interpretations of GAAP. The Company has restated its consolidated financial statements in this Report for each of the fiscal years ended August 25, 2004, August 27, 2003 and August 28, 2002 to effect the appropriate changes.

As previously reported, the Company historically recognized scheduled rent increases as they occurred over the lease term. The Company annually reviewed its lease accounting expense calculations to determine whether the amounts it calculated were materially in accordance with GAAP. However, under current interpretations of GAAP, the Company has determined that the lease term should commence on the date the Company takes possession of the leased space, which is generally six months prior to a store’s opening date. Additionally, the Company has determined that rent expense should be recorded on a straight-line basis over lease periods that are consistent with or greater than the number of periods over which depreciation of leasehold improvements is recorded. Historically, the life used for rent expense purposes in some instances was shorter than the life used for depreciation purposes. Excluding tax impacts, the Company has recorded adjustments to “Other liabilities,” “Property and equipment—at cost, net,” and “Retained earnings” on the consolidated balance sheets and to “Occupancy and other operating expenses,” “Depreciation and amortization,” “Provision for asset impairments and restaurant closings” and “Discontinued operations, net of taxes” on the consolidated statements of operations to correct historical accounting methods.

The Company has restated its consolidated balance sheets as of August 25, 2004 and August 27, 2003, and the related consolidated statements of operations, shareholders equity and cash flows for each of the three fiscal years in the period ended August 25, 2004 for the misstatements discussed above. The cumulative effect of these accounting changes is an increase to retained earnings of $5.9 million as of the beginning and end of fiscal year 2002 and incremental decreases to retained earnings of, $1.9 million and $461,000 for the fiscal years 2003 and 2004, respectively.

Following is a summary of the effects of these accounting corrections on the consolidated balance sheets as of August 25, 2004 and August 27, 2003 (in thousands):

	Previously
August 25, 2004	Reported	Adjustments	Restated

Property and equipment—at cost, net	196,541	(2,499)	194,042
Total assets	234,780	(2,499)	232,281
Accrued expenses and other liabilities	25,280	(7,274)	18,006
Total current liabilities	41,168	(7,274)	33,894

Other liabilities	5,385	4,330	9,715
Long-term deferred income tax liability	1,073	3,988	5,061
Total liabilities	101,687	1,041	102,731

	Previously
August 25, 2004	Reported	Adjustments	Restated

Retained earnings	185,529	(3,543)	181,986
Total shareholders’ equity	133,093	(3,543)	129,550
Total liabilities and shareholders’ equity	$234,780	$(2,499)	$232,281

	Previously
August 27, 2003	Reported	Adjustments	Restated

Property and equipment—at cost, net	217,676	(2,609)	215,067
Total assets	278,284	(2,609)	275,675
Accrued expenses and other liabilities	28,257	(7,279)	20,978
Total current liabilities	139,277	(7,279)	131,998
Other liabilities	5,252	4,681	9,933
Long-term deferred income tax liability	180	3,993	4,173
Total liabilities	146,372	1,395	147,767
Retained earnings	191,968	(4,004)	187,964
Total shareholders’ equity	131,912	(4,004)	127,908
Total liabilities and shareholders’ equity	$278,284	$(2,609)	$275,675

     Following is a summary of the effects of these accounting corrections on the consolidated statements of operations for the three fiscal years ended August 25, 2004 (in thousands):

	Previously
Fiscal year ended August 25, 2004	Reported	Adjustments	Restated

Occupancy and other operating expenses	$94,666	$(116)	$94,550
Depreciation and amortization	16,876	140	17,016
Income (loss) from operations	7,307	(24)	7,283
Income (loss) before income taxes	1,904	(24)	1,880
Income (loss) from continuing operations	1,904	(24)	1,880
Discontinued operations, net of taxes	(8,343)	485	(7,858)
Net income (loss)	(6,439)	461	(5,978)
Income (loss) per share from continuing operations — basic	0.08	—	0.08
— assuming dilution	0.08	—	0.08
Income (loss) per share from discontinued operations — basic	(0.37)	0.02	(0.35)
— assuming dilution	(0.37)	0.02	(0.35)
Net Income (loss) per share — basic	(0.29)	0.02	(0.27)
— assuming dilution	$(0.29)	$0.02	$(0.27)

	Previously
Fiscal year ended August 27, 2003	Reported	Adjustments	Restated

Occupancy and other operating expenses	$91,325	$(558)	$90,767
Depreciation and amortization	17,464	180	17,644
Provision for asset impairments and restaurant closings	2,100	(279)	1,821
Income (loss) from operations	(309)	657	348
Income (loss) before income taxes	(848)	657	(191)
Income (loss) from continuing operations	(848)	657	(191)
Discontinued operations, net of taxes	(32,246)	1,275	(30,971)
Net income (loss)	(33,094)	1,932	(31,162)
Income (loss) per share from continuing operations — basic	(0.04)	0.03	(0.01)
— assuming dilution	(0.04)	0.03	(0.01)
Income (loss) per share from discontinued operations — basic	(1.43)	0.05	(1.38)
— assuming dilution	(1.43)	0.05	(1.38)
Net Income (loss) per share
— basic	(1.47)	0.08	(1.39)
— assuming dilution	$(1.47)	$0.08	$(1.39)

	Previously
Fiscal year ended August 28, 2002	Reported	Adjustments	Restated

Occupancy and other operating expenses	$94,981	$(308)	$94,673
Depreciation and amortization	17,472	205	17,677
Income (loss) from operations	2,996	103	3,099
Income (loss) before income taxes	(2,312)	103	(2,209)
Provision (benefit) for income taxes	(38)	36	(2)
Income (loss) from continuing operations	(2,274)	67	(2,207)
Discontinued operations, net of taxes	(7,379)	(59)	(7,438)
Net income (loss)	(9,653)	8	(9,645)
Income (loss) per share from continuing operations — basic	(.10)	—	(0.10)
— assuming dilution	(.10)	—	(0.10)
Income (loss) per share from discontinued operations — basic	(.33)	—	(0.33)
— assuming dilution	(.33)	—	(0.33)
Net Income (loss) per share
— basic	(.43)	—	(0.43)
— assuming dilution	$(.43)	$—	$(0.43)

Following is a summary of the effects of these accounting corrections on the consolidated statements of shareholders’ equity as of August 31, 2001 (in thousands):

	Previously
August 27, 2001	Reported	Adjustments	Restated

Retained earnings	$234,715	$(5,944)	$228,771

These accounting corrections had no effect on net cash (used in) provided by operating activities, investing activities or financing activities, as stated in the consolidated statements of cash flows, for any of the periods presented.

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

Note 4. Income Taxes

The following is a summarization of deferred income tax assets and liabilities as of the current and prior fiscal year-end:

	August 25,	August 27,
	2004	2003
	(In thousands)
Deferred long-term income tax liability	$(5,061)	$(4,173)
Plus: Deferred short-term income tax asset	1,073	180

Net deferred income tax liability	$(3,988)	$(3,993)

The following table details the categories of income tax assets and liabilities resulting from the cumulative tax effects of temporary differences as of the end of each period presented:

	August 25,	August 27,
	2004	2003
	(In thousands)
Deferred income tax assets:
Workers’ compensation, employee injury, and general liability claims	$2,552	$2,429
Deferred compensation	2,302	2,283
Asset impairments and restaurant closure reserves	14,636	19,634
Net operating losses	16,032	11,086
General business credits	529	384
Other	1,557	1,680

Subtotal	37,608	37,496
Valuation allowance	(18,432)	(16,967)

Total deferred income tax assets	19,176	20,529
Deferred income tax liabilities:
Depreciation and amortization	21,293	21,724
Other	1,871	2,798

Total deferred income tax liabilities	23,164	24,522

Net deferred income tax liability	$3,988	$3,993

Relative only to continuing operations, the reconciliation of the expense (benefit) for income taxes to the expected income tax expense (benefit) — computed using the statutory tax rate — was as follows:

	2004		2003		2002
	Amount	%	Amount	%	Amount	%
	(In thousands and as a percent of pretax income)
Income tax expense (benefit) from continuing operations at the federal rate	$658	35.0%	$(67)	(35.0)%	$(809)	(35.0)%
Permanent and other differences	773	41.1	470	245.8	771	33.4
Change in valuation allowance	(1,431)	(76.1)	403	(210.8)	—	—

Income tax expense (benefit) from continuing operations	$—	—%	$-	—%	$(38)	(1.6)%

For the fiscal year ended August 25, 2004, including both continuing and discontinued operations, the Company generated gross taxable operating losses of approximately $14.1 million, which will fully expire in 2024. The tax benefit for book purposes was netted against a valuation allowance because loss carrybacks were exhausted with the fiscal 2002 tax filing, making the realization of loss carryforwards uncertain.

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

Note 5. Property and Equipment

The cost and accumulated depreciation of property and equipment at August 25, 2004, and August 27, 2003, together with the related estimated useful lives used in computing depreciation and amortization, were as follows:

	August 25,	August 27,	Estimated
	2004	2003	Useful Lives
	(In thousands)
Land	$51,536	$55,259	—
Restaurant equipment and furnishings	107,481	108,183	3 to 15 years
Buildings	180,210	191,521	20 to 33 years
Leasehold and leasehold improvements	20,859	23,544	Term of leases
Office furniture and equipment	6,845	11,710	5 to 10 years
Transportation equipment	421	574	5 years
	367,352	390,791

Less accumulated depreciation and amortization	(173,310)	(175,724)

Property and equipment	$194,042	$215,067

Note 6. Current Accrued Expenses and Other Liabilities

Current accrued expenses and other liabilities as of the current and prior fiscal year-end consisted of:

	August 25,	August 27,
	2004	2003
	(In thousands)
Salaries, compensated absences, incentives, and bonuses	$5,669	$5,476
Voluntary severance costs	860	—
Taxes, other than income	4,074	6,951
Accrued claims and insurance	5,979	5,584
Rent, legal, and other	1,424	2,967

	$18,006	$20,978

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

Note 7. Debt

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

As of August 25, 2004, substantially all of the Company’s assets were pledged as collateral under the line of credit and term loan. These pledged assets included the Company’s owned real estate, improvements, equipment, and fixtures.

For information on the letter of credit issued under the line of credit for officer loans currently guaranteed by the Company for any notes still in default as of September 30, 2004, see Note 9.

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

Note 8. Impairment of Long-Lived Assets and Store Closings /Discontinued Operations

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

The Company incurred the following impairment charges to income from operations:

	Year Ended
	August 25,	August 27,	August 28,
	2004	2003	2002
	(364 days)	(364 days)	(362 days)
	(In thousands)
Provision for asset impairments and restaurant closings	$727	$1,821	$271

EPS decrease — basic	$0.03	$0.08	$0.01

The change from fiscal 2003 to 2004 of $1.1 million related to a decrease in impairments. Fiscal 2004 principally includes reductions in property values that resulted from changes in market conditions offset by an impairment reversal on the disposal of a property that was previously written down.

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

	Year Ended
	August 25,	August 27,	August 28,
	2004	2003	2002

	(364 days)	(364 days)	(362 days)

		(In thousands)
Sales	$4,175	$55,512	$80,409
Pretax losses	(7,858)	(30,971)	(12,136)

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

Relative to the business plan, as the Company has formally settled lease terminations or has reached definitive agreements to terminate leases, the related charges have been recorded. For fiscal 2004, no lease exit costs associated with the business plan met these criteria and, consequently, were not accrued as of that date. Furthermore, the Company did not accrue future rental costs in instances where locations closed; however, management has the ability to sublease at amounts equal to or greater than the rental costs. The Company does not accrue employee settlement costs; these charges are expensed as incurred.

The following summarizes discontinued operations for fiscal years 2004, 2003, and 2002:

	Year Ended
	August 25,	August 27,	August 28,
	2004	2003	2002

	(364 days)	(364 days)	(362 days)

		(In thousands)
Impairments	$(5,985)	$(19,376)	$—
Gains	4,090	2,190	—

Net impairments	(1,895)	(17,186)	—
Other	(5,963)	(13,785)	(7,438)

Discontinued operations, net of taxes	(7,858)	(30,971)	(7,438)

Effect on EPS from net impairments — decrease (increase) — basic	$(0.08)	$(0.77)	$—

Effect on EPS from discontinued operations — decrease (increase) — basic	$(0.35)	$(1.38)	$(0.33)

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

Note 9. Commitments and Contingencies

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

Surety Bonds

At August 25, 2004, surety bonds in the amount of $6.0 million have been issued as security for the payment of insurance obligations classified as accrued expenses on the balance sheet. Effective September 29, 2004, the bonds were reduced to approximately $5 million, based on a commensurate decrease in collateral requirements.

Note 10. Leases

The Company conducts part of its operations from facilities that are leased under noncancelable lease agreements. Approximately 85.7% of the leases contain renewal options ranging from five to thirty years.

Most leases include periodic escalation clauses. Accordingly, the Company follows the straight-line rent method of recognizing lease rental expense, as prescribed by SFAS No. 13 under generally accepted accounting principles.

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

Most of the leases are for periods of ten to twenty-five years and provide for contingent rentals based on sales in excess of a base amount. Total rent expense for operating leases for the last three fiscal years was as follows:

	Year Ended
	August 25,	August 27,	August 28,
	2004	2003	2002

		(In thousands)
Straight-line rent expense	$4,574	$4,576	$6,148
Contingent rentals	290	507	770

Total rent expense (including amounts in discontinued operations)	$4,864	$5,083	$6,918

Percent of sales	1.6%	1.7%	2.2%

See Note 14 for lease payments associated with related parties.

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

Options Outstanding and Exercisable by Price Range
As of August 25, 2004

Options Outstanding						Options Exercisable
				Weighted-
			Number	Average	Weighted-	Number	Weighted-
Range of			Outstanding	Remaining	Average	Exercisable	Average
Exercise Prices			As of 8/25/04	Contractual Life	Exercise Price	As of 8/25/04	Exercise Price

$1.9800	—	$4.4700	46,000	8.90	$3.0626	26,000	$1.9800
5.0000	—	5.0000	2,240,000	6.54	5.0000	2,240,000	5.0000
5.4375	—	6.7000	365,150	2.88	5.6647	268,650	5.6555
7.8125	—	14.3750	402,345	1.45	11.5311	380,345	11.6896
14.4375	—	15.4375	434,576	0.53	15.3221	434,576	15.3221
15.9375	—	15.9375	11,127	0.58	15.9375	11,127	15.9375
17.1250	—	17.1250	18,332	1.31	17.1250	18,332	17.1250
20.2500	—	20.2500	5,000	2.39	20.2500	5,000	20.2500
21.6250	—	21.6250	5,000	1.38	21.6250	5,000	21.6250
22.7500	—	22.7500	4,999	0.39	22.7500	4,999	22.7500

$1.9800	—	$22.7500	3,532,529	4.80	$7.2248	3,394,029	$7.2745

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

The Company’s comprehensive (loss) was comprised of net (loss) and adjustments to derivative financial instruments. The components of the comprehensive (loss) were as follows:

	August 25,	August 27,	August 28,
	2004	2003	2002

	(In thousands)
Net (loss)	$(5,978)	$(31,162)	$(9,645)
Other comprehensive (loss), net of taxes:
Reclassification adjustment for loss recognized on termination of interest rate swaps, net of taxes of $318	—	—	592

Comprehensive income (loss)	$(5,978)	$(31,162)	$(9,053)

Note 14. Related Parties

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

Late in the third quarter of fiscal 2004, Chris and Harris Pappas became limited partners in a limited partnership which purchased a retail strip center in Houston, Texas. Messrs. Pappas own a 50% limited partnership and a 50% general partnership interest. . One of the Company’s restaurants has rented approximately 7% of the space in that center since July of 1969. No changes were made to the Company’s lease terms as a result of the transfer of ownership of the center to the new partnership. The amount paid by the Company pursuant to the terms of this lease since the inclusion of Chris and Harris Pappas as limited and general partners was $56,000 in fiscal 2004. Management is under instruction that no amendments can be made to this lease without the approval of the Finance and Audit Committee.

Affiliated rents paid for the Houston Service Center, the separate storage facility, the Dallas property, and the Houston property leases combined represented 5.2%, 4.3%, and 3.6% of total rents for continuing operations for fiscal 2004, 2003, and 2002, respectively.

Subordinated Notes

Refer to Note 7 for information on the subordinated notes.

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

Note 15. Common Stock

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

Note 16. Per Share Information

A reconciliation of the numerators and denominators of basic earnings per share and earnings per share assuming dilution is shown in the table below:

	Year Ended
	August 25,	August 27,	August 28,
	2004	2003	2002

	(In thousands)
Numerator:
Income (loss) from continuing operations	$1,880	$(191)	$(2,207)

Net Income (loss)	$(5,978)	$(31,162)	$(9,645)

Denominator:
Denominator for basic earnings per share - weighted-average shares	22,470	22,451	22,428
Effect of potentially dilutive securities:
Employee and nonemployee stock options	149	—	—

Denominator for earnings per share - assuming dilution - adjusted weighted-average shares	22,619	22,451	22,428

Income (loss) from continuing operations:
Basic	$0.08	$(0.01)	$(0.10)
Assuming dilution	$0.08	$(0.01)	$(0.10)

Net income (loss) per share:
Basic	$(0.27)	$(1.39)	$(0.43)
Assuming dilution (a)	$(0.27)	$(1.39)	$(0.43)

(a)	Since the subordinated notes are antidilutive, they have been excluded from the calculation of dilutive shares.

(b)	Potentially dilutive shares in fiscal 2003 and 2002 amounted to 1,058 and 178,248 shares, respectively. However, due to loss positions, there was no dilutive effect in those years.

Note 17. Quarterly Financial Information (Unaudited)

The Company’s quarterly financial information has been affected by reclassifications to discontinued operations in accordance with the disposal of operating units under the Company’s business plan, and by the restatement of the Company’s audited consolidated financial statements (see Note 2). The following is a summary of quarterly unaudited financial information for 2004 and 2003, including those reclassifications and restatements.

	Quarter Ended
	August 25,	May 5,	February 11,	November 19,
	2004	2004	2004	2003

	(112 days)	(84 days)	(84 days)	(84 days)
	(In thousands except per share data)
Sales	$96,019	$74,124	$70,549	$68,125
Gross profit	43,022	34,659	31,863	30,643
Income (loss) from continuing operations	3,315	2,506	(1,910)	(2,031)
Discontinued operations	(306)	(2,131)	(3,119)	(2,302)
Net income (loss)	3,009	375	(5,029)	(4,333)
Net income (loss) per share:
Basic and assuming dilution	0.13	0.02	(0.22)	(0.19)

	Quarter Ended
	August 27,	May 7,	February 12,	November 20,
	2003	2003	2003	2002

	(112 days)	(84 days)	(84 days)	(84 days)
	(In thousands except per share data)
Sales	$92,517	$70,871	$70,352	$70,219
Gross profit	42,081	31,614	30,520	29,678
Income (loss) from continuing operations	1,482	(1,987)	(353)	667
Discontinued operations	(2,379)	(22,691)	(2,456)	(3,445)
Net income (loss)	(897)	(24,678)	(2,809)	(2,778)
Net income (loss) per share:
Basic and assuming dilution	(0.04)	(1.10)	(0.13)	(0.12)

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

As described in Note 2, “Restatement of Financial Statements,” in the Notes to Consolidated Financial Statements included in Item 8 of this Report, the Company completed a review in March 2005 of its historical lease accounting methods to determine whether these methods were in accordance with the views expressed by the Office of the Chief Accountant of the SEC on February 7, 2005 in a letter to the American Institute of Certified Public Accountants and other recent interpretations regarding certain operating lease accounting issues and their application under GAAP. As a result of its review, like many other retail and restaurant companies, the Company determined that its historical methods of accounting for scheduled rent increases, and of determining lives used in the calculation of depreciation of leasehold improvements for certain leased properties, were not in accordance with GAAP. As a result, the Company restated its previously issued audited consolidated financial statements for the fiscal years 2004, 2003 and 2002.

Restatement of previously issued financial statements to reflect the correction of misstatement is a strong indicator of the existence of a material weakness in internal control over financial reporting as defined in the Public Company Accounting Oversight Board’s Auditing Standard No. 2, “An Audit of Internal Control Over Financial Reporting Performed in Conjunction With an Audit of Financial Statements.” In light of the determination that previously issued financial statements should be restated, the Company’s management concluded that a material weakness in internal control over financial reporting existed as of August 25, 2004, and disclosed this matter to the Audit Committee and to the Company’s independent registered public accounting firm.

Management has concluded that the Company has remediated the material weakness by evaluating its lease accounting methods, and correcting its methods of accounting for rent expense, and of determining lives used in the calculation of depreciation of leasehold improvements for certain leased properties.

Evaluation of Disclosure Control and Procedures

The Company’s management, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of August 25, 2004. In making this evaluation, the Company’s management considered the issues discussed above, together with the remedial steps the Company has taken. Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, because of the material weakness discussed above, as of August 25, 2004, the Company’s disclosure controls and procedures were not effective in recording, processing, summarizing and reporting information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control over Financial Reporting

Except as discussed above, there were no changes in the Company’s internal control over financial reporting during the quarter ended August 25, 2004 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10.	Directors and Executive Officers of the Registrant

There is incorporated in this Item 10 by reference that portion of the Company’s definitive proxy statement for the 2005 annual meeting of shareholders appearing therein under the captions “Election of Directors,” “Information Concerning Meetings, Committees of the Board, and Compensation of Directors — Finance and Audit Committee,” “Section 16(a) Beneficial Ownership Reporting Compliance,” and “Corporate Governance.” Information regarding executive officers of the Company is set forth in Item 4A of Part I of this Report.

The Company has in place a Policy Guide on Standards of Conduct and Ethics applicable to all employees, as well as the board of directors, and Supplemental Standards of Conduct and Ethics for the CEO, CFO, Controller, and all senior financial officers. This Policy Guide and the Supplemental Standards were filed as exhibits to the Annual Report on Form 10-K for the fiscal year ended August 27, 2003. The Company intends to satisfy the disclosure requirement under Item 10 of Form 8-K regarding amendments to or waivers from the code of ethics or supplementary code of ethics by posting such information on the Company’s website at www.lubys.com.

Item 11.	Executive Compensation

There is incorporated in this Item 11 by reference that portion of the Company’s definitive proxy statement for the 2005 annual meeting of shareholders appearing therein under the captions “Compensation of Directors,” “Executive Compensation Committee Report,” “Executive Compensation,” “Deferred Compensation,” and “Certain Relationships and Related Transactions.”

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

There is incorporated in this Item 12 by reference that portion of the Company’s definitive proxy statement for the 2005 annual meeting of shareholders appearing therein under the captions “Ownership of Equity Securities in the Company” and “Principal Shareholders.”

Securities authorized under equity compensation plans as of August 25, 2004, were as follows:

	(a)	(b)	(c)

			Number of
			Securities
			Remaining Available
			for Future Issuance
			Under Equity
		Weighted-Average	Compensation Plans
	Number of Securities to	Exercise Price of	(Excluding
	be Issued Upon Exercise	Outstanding	Securities
	of Outstanding Options,	Options, Warrants	Reflected in Column
Plan Category	Warrants and Rights	and Rights	(a))

Equity compensation plans approved by security holders	1,154,029	$11.69	1,315,202

Equity compensation plans not approved by security holders	2,300,477	5.07	-

Total	3,454,506	$7.28	1,315,202

Item 13.	Certain Relationships and Related Transactions

There is incorporated in this Item 13 by reference that portion of the Company’s definitive proxy statement for the 2005 annual meeting of shareholders appearing therein under the caption “Certain Relationships and Related Transactions.”

Item 14.	Principal Accountant Fees and Services

There is incorporated in this Item 14 by reference that portion of the Company’s definitive proxy statement for the 2005 annual meeting of shareholders appearing therein under the caption “Principal Accountant Fees and Services.”

PART IV

Item 15.	Exhibits and Financial Statement Schedules

1. Financial Statements

The following financial statements are filed as part of this Report:

Consolidated balance sheets at August 25, 2004, and August 27, 2003

Consolidated statements of operations for each of the three years in the period ended August 25, 2004

Consolidated statements of shareholders’ equity for each of the three years in the period ended August 25, 2004

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

November 5, 2004	LUBY’S, INC.

Date	(Registrant)

By:	/s/Christopher J. Pappas

Christopher J. Pappas
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature and Date	Name and Title

/s/GASPER MIR, III November 5, 2004	Gasper Mir, III, Director and Chairman of the Board

/s/CHRISTOPHER J. PAPPAS November 5, 2004	Christopher J. Pappas, Director, President and Chief Executive Officer

/s/HARRIS J. PAPPAS November 5, 2004	Harris J. Pappas, Director, and Chief Operating Officer

/s/ERNEST PEKMEZARIS November 5, 2004	Ernest Pekmezaris, Senior Vice President and Chief Financial Officer

/s/JUDITH B. CRAVEN November 5, 2004	Judith B. Craven, Director

/s/ARTHUR R. EMERSON November 5, 2004	Arthur R. Emerson, Director

/s/JILL GRIFFIN November 5, 2004	Jill Griffin, Director

/s/ROGER R. HEMMINGHAUS November 5, 2004	Roger R. Hemminghaus, Director

/s/J.S.B. JENKINS November 5, 2004	J.S.B. Jenkins, Director

/s/FRANK MARKANTONIS November 5, 2004	Frank Markantonis, Director

/s/JOE C. MC KINNEY November 5, 2004	Joe C. McKinney, Director

/s/JOANNE WINIK November 5, 2004	Joanne Winik, Director

/s/JIM W. WOLIVER November 5, 2004	Jim W. Woliver, Director

EXHIBIT INDEX

3(a)	Certificate of Incorporation of Luby’s, Inc. as currently in effect (filed as Exhibit 3(b) to the Company’s Quarterly Report on Form 10-Q for the quarter ended May 31, 1999, and incorporated herein by reference).

3(b)	Bylaws of Luby’s, Inc. as currently in effect (filed as Exhibit 3(c) to the Company’s Quarterly Report on Form 10-Q for the quarter ended February 28, 1998, and incorporated herein by reference).

4(a)	Description of Common Stock Purchase Rights of Luby’s Cafeterias, Inc., in Form 8-A (filed April 17, 1991, effective April 26, 1991, File No. 1-8308, and incorporated herein by reference).

4(b)	Amendment No. 1 dated December 19, 1991, to Rights Agreement dated April 16, 1991 (filed as Exhibit 4(b) to the Company’s Quarterly Report on Form 10-Q for the quarter ended November 30, 1991, and incorporated herein by reference).

4(c)	Amendment No. 2 dated February 7, 1995, to Rights Agreement dated April 16, 1991 (filed as Exhibit 4(d) to the Company’s Quarterly Report on Form 10-Q for the quarter ended February 28, 1995, and incorporated herein by reference).

4(d)	Amendment No. 3 dated May 29, 1995, to Rights Agreement dated April 16, 1991 (filed as Exhibit 4(d) to the Company’s Quarterly Report on Form 10-Q for the quarter ended May 31, 1995, and incorporated herein by reference).

4(e)	Amendment No. 4 dated March 8, 2001, to Rights Agreement dated April 16, 1991 (filed as Exhibit 99.1 to the Company’s Report on Form 8-A12B/A on March 22, 2001, and incorporated herein by reference).

4(f)	Credit Agreement dated February 27, 1996, among Luby’s Cafeterias, Inc., Certain Lenders, and NationsBank of Texas, N.A. (filed as Exhibit 4(e) to the Company’s Quarterly Report on Form 10-Q for the quarter ended February 29, 1996, and incorporated herein by reference).

4(g)	First Amendment to Credit Agreement dated January 24, 1997, among Luby’s Cafeterias, Inc., Certain Lenders, and NationsBank of Texas, N.A. (filed as Exhibit 4(f) to the Company’s Quarterly Report on Form 10-Q for the quarter ended February 28, 1997, and incorporated herein by reference).

4(h)	Second Amendment to Credit Agreement dated July 3, 1997, among Luby’s Cafeterias, Inc., Certain Lenders, and NationsBank of Texas, N.A. (filed as Exhibit 4(i) to the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 1997, and incorporated herein by reference).

4(i)	Third Amendment to Credit Agreement dated October 27, 2000, among Luby’s, Inc., Certain Lenders, and Bank of America, N.A. (filed as Exhibit 4(j) to the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2000, and incorporated herein by reference).

4(j)	Fourth Amendment to Credit Agreement dated July 9, 2001, among Luby’s, Inc., Bank of America, N.A., and other creditors of its bank group (filed as Exhibit 4(l) to the Company’s Quarterly Report on Form 10-Q for the quarter ended May 31, 2001, and incorporated herein by reference).

4(k)	Deed of Trust, Assignment, Security Agreement, and Financing Statement dated July 2001, executed as part of the Fourth Amendment to Credit Agreement (filed as Exhibit 4(m) to the Company’s Quarterly Report on Form 10-Q for the quarter ended May 31, 2001, and incorporated herein by reference).

4(l)	Subordination and Intercreditor Agreement dated June 29, 2001, between Harris J. Pappas and Christopher J. Pappas, Bank of America, N.A. [as the bank group agent], and Luby’s, Inc. (filed as Exhibit 4(n) to the Company’s Quarterly Report on Form 10-Q for the quarter ended May 31, 2001, and incorporated herein by reference).

4(m)	Convertible Subordinated Promissory Note dated June 29, 2001, between Christopher J. Pappas and Luby’s, Inc. in the amount of $1,500,000 (filed as Exhibit 4(o) to the Company’s Quarterly Report on Form 10-Q for the quarter ended May 31, 2001, and incorporated herein by reference).

4(n)	Convertible Subordinated Promissory Note dated June 29, 2001, between Harris J. Pappas and Luby’s, Inc. in the amount of $1,500,000 (filed as Exhibit 4(p) to the Company’s Quarterly Report on Form 10-Q for the quarter ended May 31, 2001, and incorporated herein by reference).

4(o)	Convertible Subordinated Promissory Note dated June 29, 2001, between Christopher J. Pappas and Luby’s, Inc. in the amount of $3,500,000 (filed as Exhibit 4(q) to the Company’s Quarterly Report on Form 10-Q for the quarter ended May 31, 2001, and incorporated herein by reference).

4(p)	Convertible Subordinated Promissory Note dated June 29, 2001, between Harris J. Pappas and Luby’s, Inc. in the amount of $3,500,000 (filed as Exhibit 4(r) to the Company’s Quarterly Report on Form 10-Q for the quarter ended May 31, 2001, and incorporated herein by reference).

4(q)	Fifth Amendment to Credit Agreement dated December 5, 2001, among Luby’s, Inc., Bank of America, N.A., and other creditors of its bank group (filed as Exhibit 4(s) to the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2001, and incorporated herein by reference).

4(r)	Sixth Amendment to Credit Agreement dated November 25, 2002, among Luby’s, Inc., Bank of America, N.A., and other creditors of its bank group (filed as Exhibit 4(t) to the Company’s Annual Report on Form 10-K for the fiscal year ended August 28, 2002, and incorporated herein by reference).

4(s)	Amended and Restated Convertible Subordinated Promissory Note Due 2011 dated June 7, 2004, between Christopher J. Pappas and Luby’s, Inc. (filed as Exhibit 4(s) to the Company’s Quarterly Report on Form 10-Q for the quarter ended May 5, 2004, and incorporated herein by reference).

4(t)	Amended and Restated Convertible Subordinated Promissory Note Due 2011 dated June 7, 2004, between Harris J. Pappas and Luby’s, Inc. (filed as Exhibit 4(s) to the Company’s Quarterly Report on Form 10-Q for the quarter ended May 5, 2004, and incorporated herein by reference).

4(u)	Credit Agreement dated June 7, 2004, among Luby’s, Inc., JPMorgan Chase Bank, and certain lenders (filed as Exhibit 4(s) to the Company’s Quarterly Report on Form 10-Q for the quarter ended May 5, 2004, and incorporated herein by reference).

4(v)	Term Loan Agreement dated June 7, 2004, among Luby’s, Inc., Guggenheim Corporate Funding, LLC, and certain lenders (filed as Exhibit 4(s) to the Company’s Quarterly Report on Form 10-Q for the quarter ended May 5, 2004, and incorporated herein by reference).

4(w)	Subordination and Intercreditor Agreement dated June 7, 2004, among Luby’s, Inc., JPMorgan Chase Bank, Harris J. Pappas, and Christopher J. Pappas (filed as Exhibit 4(s) to the Company’s Quarterly Report on Form 10-Q for the quarter ended May 5, 2004, and incorporated herein by reference).

4(x)	Intercreditor Agreement dated June 7, 2004, among Luby’s, Inc., JPMorgan Chase Bank, and Guggenheim Corporate Funding, LLC (filed as Exhibit 4(s) to the Company’s Quarterly Report on Form 10-Q for the quarter ended May 5, 2004, and incorporated herein by reference).

10(a)	Management Incentive Stock Plan of Luby’s Cafeterias, Inc. (filed as Exhibit 10(i) to the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 1989, and incorporated herein by reference).*

10(b)	Amendment to Management Incentive Stock Plan of Luby’s Cafeterias, Inc. adopted January 14, 1997 (filed as Exhibit 10(k) to the Company’s Quarterly Report on Form 10-Q for the quarter ended February 28, 1997, and incorporated herein by reference).*

10(c)	Nonemployee Director Deferred Compensation Plan of Luby’s Cafeterias, Inc. adopted October 27, 1994 (filed as Exhibit 10(g) to the Company’s Quarterly Report on Form 10-Q for the quarter ended November 30, 1994, and incorporated herein by reference).*

10(d)	Amendment to Nonemployee Director Deferred Compensation Plan of Luby’s Cafeterias, Inc. adopted January 14, 1997 (filed as Exhibit 10(m) to the Company’s Quarterly Report on Form 10-Q for the quarter ended February 28, 1997, and incorporated herein by reference).*

10(e)	Amendment to Nonemployee Director Deferred Compensation Plan of Luby’s Cafeterias, Inc. adopted March 19, 1998 (filed as Exhibit 10(o) to the Company’s Quarterly Report on Form 10-Q for the quarter ended February 28, 1998, and incorporated herein by reference).*

10(f)	Amended and Restated Nonemployee Director Stock Option Plan of Luby’s, Inc. approved by the shareholders of Luby’s, Inc. on January 14, 2000 (filed as Exhibit 10(j) to the Company’s Quarterly Report on Form 10-Q for the quarter ended February 29, 2000, and incorporated herein by reference).*

10(g)	Luby’s Cafeterias, Inc. Supplemental Executive Retirement Plan dated May 30, 1996 (filed as Exhibit 10(j) to the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 1996, and incorporated herein by reference).*

10(h)	Amendment to Luby’s Cafeterias, Inc. Supplemental Executive Retirement Plan adopted January 14, 1997 (filed as Exhibit 10(r) to the Company’s Quarterly Report on Form 10-Q for the quarter ended February 28, 1997, and incorporated herein by reference).*

10(i)	Amendment to Luby’s Cafeterias, Inc. Supplemental Executive Retirement Plan adopted January 9, 1998 (filed as Exhibit 10(u) to the Company’s Quarterly Report on Form 10-Q for the quarter ended February 28, 1998, and incorporated herein by reference).*

10(j)	Amendment to Luby’s Cafeterias, Inc. Supplemental Executive Retirement Plan adopted May 21, 1999 (filed as Exhibit 10(q) to the Company’s Quarterly Report on Form 10-Q for the quarter ended May 31, 1999, and incorporated herein by reference.)*

10(k)	Luby’s Incentive Stock Plan adopted October 16, 1998 (filed as Exhibit 10(cc) to the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 1998, and incorporated herein by reference).*

10(l)	Registration Rights Agreement dated March 9, 2001, by and among Luby’s, Inc., Christopher J. Pappas, and Harris J. Pappas (filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K dated March 9, 2001, and incorporated herein by reference).

10(m)	Purchase Agreement dated March 9, 2001, by and among Luby’s, Inc. Harris J. Pappas, and Christopher J. Pappas (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated March 9, 2001, and incorporated herein by reference).

10(n)	Employment Agreement dated March 9, 2001, between Luby’s, Inc. and Christopher J. Pappas (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K dated March 9, 2001, and incorporated herein by reference).*

10(o)	Employment Agreement dated March 9, 2001, between Luby’s, Inc. and Harris J. Pappas (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K dated March 9, 2001, and incorporated herein by reference).*

10(p)	Luby’s, Inc. Stock Option granted to Christopher J. Pappas on March 9, 2001 (filed as Exhibit 10(w) to the Company’s Quarterly Report on Form 10-Q for the quarter ended May 31, 2001, and incorporated herein by reference).*

10(q)	Luby’s, Inc. Stock Option granted to Harris J. Pappas on March 9, 2001 (filed as Exhibit 10(x) to the Company’s Quarterly Report on Form 10-Q for the quarter ended May 31, 2001, and incorporated herein by reference).*

10(r)	Affiliate Services Agreement dated August 31, 2001, by and among Luby’s, Inc., Christopher J. Pappas, Harris J. Pappas, Pappas Restaurants, L.P., and Pappas Restaurants, Inc. (filed as Exhibit 10(y) to the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2001, refiled as Exhibit 10(y) to the Company’s Quarterly Report on Form 10-Q for the quarter ended February 13, 2002, to include signature reference and an exhibit that were inadvertently omitted, and incorporated herein by reference).

10(s)	Lease Agreement dated June 1, 2001, by and between Luby’s, Inc. and Pappas Restaurants, Inc. (filed as Exhibit 10(aa) to the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2001, and incorporated herein by reference).

10(t)	Luby’s, Inc. Amended and Restated Nonemployee Director Phantom Stock Plan effective September 28, 2001 (filed as Exhibit 10(dd) to the Company’s Quarterly Report on Form 10-Q for the quarter ended February 13, 2002, and incorporated herein by reference).*

10(u)	Final Severance Agreement and Release between Luby’s, Inc. and S. Darrell Wood effective July 28, 2002 (filed as Exhibit 10(ee) to the Company’s Annual Report on Form 10-K for the fiscal year ended August 28, 2002, and incorporated herein by reference).*

10(v)	Consultant Agreement dated August 30, 2002, between Luby’s Restaurants Limited Partnership and S. Darrell Wood (filed as Exhibit 10(ff) to the Company’s Annual Report on Form 10-K for the fiscal year ended August 28, 2002, and incorporated herein by reference).*

10(w)	Form of Indemnification Agreement entered into between Luby’s, Inc. and each member of its Board of Directors initially dated July 23, 2002 (filed as Exhibit 10(gg) to the Company’s Annual Report on Form 10-K for the fiscal year ended August 28, 2002, and incorporated herein by reference).

10(x)	Amended and Restated Affiliate Services Agreement dated July 23, 2002, by and among Luby’s, Inc., Pappas Restaurants, L.P., and Pappas Restaurants, Inc. (filed as Exhibit 10(hh) to the Company’s Annual Report on Form 10-K for the fiscal year ended August 28, 2002, and incorporated herein by reference).

10(y)	Master Sales Agreement dated July 23, 2002, by and among Luby’s, Inc., Pappas Restaurants, L.P., and Pappas Restaurants, Inc. and Procedure adopted by the Finance and Audit Committee of the Board of Directors on July 23, 2002, pursuant to Section 2.3 of the Master Sales Agreement (filed as Exhibit 10(ii) to the Company’s Annual Report on Form 10-K for the fiscal year ended August 28, 2002, and incorporated herein by reference).

10(z)	Lease Agreement dated October 15, 2002, by and between Luby’s, Inc. and Rush Truck Centers of Texas, L.P. and Amendment dated August 1, 2003, by and between Luby’s, Inc. and Pappas Restaurants, Inc. (filed as Exhibit 10(gg) to the Company’s Annual Report on Form 10-K/A for the fiscal year ended August 27, 2003, and incorporated herein by reference).

10(aa)	Agreement dated June 7, 2004, by and among Luby’s, Inc., Christopher J. Pappas, and Harris J. Pappas (filed as Exhibit 4(s) to the Company’s Quarterly Report on Form 10-Q for the quarter ended May 5, 2004, and incorporated herein by reference).

10(bb)	First Amendment to Purchase Agreement dated June 7, 2004, by and among Luby’s, Inc., Harris J. Pappas, and Christopher J. Pappas (filed as Exhibit 4(s) to the Company’s Quarterly Report on Form 10-Q for the quarter ended May 5, 2004, and incorporated herein by reference).

10(cc)	Employment Agreement dated June 7, 2004, between Luby’s, Inc. and Christopher J. Pappas (filed as Exhibit 4(s) to the Company’s Quarterly Report on Form 10-Q for the quarter ended May 5, 2004, and incorporated herein by reference).*

10(dd)	Employment Agreement dated June 7, 2004, between Luby’s, Inc. and Harris J. Pappas (filed as Exhibit 4(s) to the Company’s Quarterly Report on Form 10-Q for the quarter ended May 5, 2004, and incorporated herein by reference).*

14(a)	Policy Guide on Standards of Conduct and Ethics applicable to all employees, as well as the board of directors (filed as Exhibit 14(a) to the Company’s Annual Report on Form 10-K for the fiscal year ended August 27, 2003, and incorporated herein by reference).

14(b)	Supplemental Standards of Conduct and Ethics for the CEO, CFO, Controller, and all senior financial officers (filed as Exhibit 14(b) to the Company’s Annual Report on Form 10-K for the fiscal year ended August 27, 2003, and incorporated herein by reference).

23	Consent of Ernst & Young LLP.

31	Certifications by the Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certifications by the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99(a)	Corporate Governance Guidelines of Luby’s, Inc., as amended March 5, 2003 (filed as Exhibit 99(a) to the Company’s Quarterly Report on Form 10-Q for the quarter ended February 13, 2003, and incorporated herein by reference).

*	Denotes management contract or compensatory plan or arrangement.