Form 10-Q/A
period 2004-11-17
LUBYS INC
filed 2005-03-29
CIK 16099

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 17, 2004, or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☑ No ☐

As of December 27, 2004, there were 22,601,004 shares of the registrant’s Common Stock outstanding, which does not include 4,933,063 treasury shares.

EXPLANATORY NOTE

This Amendment No. 1 to the Quarterly Report on Form 10-Q for Luby’s, Inc. (the Company) for the fiscal quarter ended November 17, 2004 (SEC File Number 1-8308) is being filed to correct previously issued financial statements for the fiscal quarters ended November 17, 2004 and November 19, 2003. The corrections are to account for scheduled rent increases on a straight-line basis, and for determining lives used in the calculation of depreciation of leasehold improvements for certain leased properties in a manner consistent with views recently expressed by the SEC and other recent interpretations. See Note 2 to the Company’s consolidated financial statements for additional discussion. Information not affected by the restatement is unchanged and reflects the disclosures made at the time of the original filing of the Form 10-Q.

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

Part I - FINANCIAL INFORMATION

Item 1. Financial Statements

Luby’s, Inc.
Consolidated Balance Sheets
(In thousands)

	November 17,	August 25,
	2004	2004
	(Restated, see	(Restated, see
	Note 2)	Note 2)
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents (see Note 4)	$341	$1,211
Short-term investments (see Note 4)	5,012	4,384
Trade accounts and other receivables	499	101
Food and supply inventories	2,430	2,092
Prepaid expenses	2,275	1,028
Deferred income taxes (see Note 5)	1,033	1,073

Total current assets	11,590	9,889
Property, plant, and equipment - net (see Note 6)	191,543	194,042
Property held for sale (see Note 8)	22,696	24,594
Investments and other assets	3,370	3,756

Total assets	$229,199	$232,281

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$16,546	$15,888
Accrued expenses and other liabilities	17,832	18,006

Total current liabilities	34,378	33,894
Credit facility debt	28,000	28,000
Term debt (see Note 7)	20,639	23,470
Convertible subordinated notes, net-related party (see Note 7)	1,878	2,091
Other Liabilities	9,430	9,715
Deferred income taxes (see Note 5)	5,121	5,061
Reserve for restaurant closings (see Note 8)	500	500
Commitments and contingencies (see Note 9)	—	—

Total liabilities	99,946	102,731

SHAREHOLDERS’ EQUITY
Common stock, $.32 par value; authorized 100,000,000 shares, issued 27,534,067 shares and 27,410,567 shares in fiscal 2005 and 2004, respectively	8,811	8,771
Paid-in capital	44,250	43,564
Retained earnings	180,963	181,986
Less cost of treasury stock, 4,933,063 shares	(104,771)	(104,771)

Total shareholders’ equity	129,253	129,550

Total liabilities and shareholders’ equity	$229,199	$232,281

See accompanying notes.

Luby’s, Inc.
Consolidated Statements of Operations (unaudited)
(In thousands except per share data)

	Quarter Ended
	November 17,	November 19,
	2004	2003
	(Restated, see	(Restated, see
	Note 2)	Note 2)
	(84 days)	(84 days)
SALES	$70,256	$67,415
COSTS AND EXPENSES:
Cost of food	19,709	18,219
Payroll and related costs	18,896	18,828
Occupancy and other operating expenses	23,506	21,441
Depreciation and amortization	3,737	3,926
Relocation and voluntary severance costs	272	—
General and administrative expenses	4,082	4,627
Provision for asset impairments and restaurant closings (see Note 8)	—	276

	70,202	67,317

INCOME (LOSS) FROM OPERATIONS	54	98
Interest expense	(687)	(2,273)
Other income (loss), net	(53)	191

Income (loss) from continuing operations before income taxes	(686)	(1,984)
Provision (benefit) for income taxes (see Note 5)	—	—

Income (loss) from continuing operations	(686)	(1,984)
Discontinued operations, net of taxes (see Note 8)	(337)	(2,349)

NET INCOME (LOSS)	$(1,023)	$(4,333)

Income (loss) per share - before discontinued operations - basic and assuming dilution(a)	$(0.03)	$(0.09)
Income (loss) per share - from discontinued operations - basic and assuming dilution(a)	$(0.02)	$(0.10)
Net income (loss) per share - basic and assuming dilution(a)	$(0.05)	$(0.19)

Weighted average shares outstanding – basic and assuming dilution	22,494	22,470

(a)	In loss periods, earnings per share assuming dilution equals basic earnings per share since potentially dilutive securities are antidilutive.

See accompanying notes.

Luby’s, Inc.
Consolidated Statements of Shareholders’ Equity (unaudited)
(In thousands)

							Total
						Retained	Shareholders’
	Common Stock					Earnings	Equity
	Issued		Treasury		Paid-In	(Restated, see	(Restated, see
	Shares	Amount	Shares	Amount	Capital	Note 2)	Note 2)

BALANCE AT AUGUST 25, 2004	27,411	$8,771	(4,933)	$(104,771)	$43,564	$181,986	$129,550
Net income (loss) for the year to date	—	—	—	—	—	(1,023)	(1,023)
Common stock issued under employee benefit plans	123	40	—	—	686	—	726

BALANCE AT NOVEMBER 17, 2004	27,534	$8,811	(4,933)	$(104,771)	$44,250	$180,963	$129,253

See accompanying notes.

Luby’s, Inc.
Consolidated Statements of Cash Flows (unaudited)
(In thousands)

	Quarter Ended
	November 17,	November 19,
	2004	2003
	(Restated,	(Restated,
	see Note 2)	see Note 2)
	(84 days)	(84 days)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(1,023)	$(4,333)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Provision for (reversal of) asset impairments, net of gains on property sales - discontinued operations	(765)	411
Provision for (reversal of) asset impairments	—	276
Depreciation and amortization - discontinued operations	—	143
Depreciation and amortization - continuing operations	3,737	3,926
Amortization of discount on convertible subordinated notes	(213)	568
(Gain) loss on disposal of property, plant, and equipment	280	32
Noncash executive compensation expense	—	294

Cash (used in) provided by operating activities before changes in operating assets and liabilities	2,016	1,317
Changes in operating assets and liabilities:
(Increase) decrease in trade accounts and other receivables	(398)	135
(Increase) decrease in food and supply inventories	(338)	(703)
(Increase) decrease in prepaid expenses	(1,247)	600
(Increase) decrease in other assets	386	23
Increase (decrease) in accounts payable	740	818
Increase (decrease) in accrued expenses, other liabilities, and deferred income taxes	(359)	(1,066)
Increase (decrease) in reserve for restaurant closings	—	(383)

Net cash (used in) provided by operating activities	800	741

CASH FLOWS FROM INVESTING ACTIVITIES:
(Increase) decrease in short-term investments	(628)	195
Proceeds from disposal of property held for sale	2,852	2,829
Purchases of property, plant, and equipment	(1,789)	(1,386)
Proceeds from disposal of property, plant, and equipment	—	8

Net cash provided by (used in) investing activities	435	1,646

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance (repayment) of debt, net	(2,831)	(2,776)
Proceeds received on exercise of stock options	726	—

Net cash provided by (used in) financing activities	(2,105)	(2,776)

Net increase (decrease) in cash	(870)	(389)
Cash at beginning of period	1,211	871

Cash at end of period	$341	$482

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

Note 2. Restatement of Financial Statements

The Company completed a review of its historical lease accounting expense calculations to determine whether the lease expenses it had previously reported were materially in accordance with the views expressed by the Office of the Chief Accountant of the SEC on February 7, 2005 in a letter to the American Institute of Certified Public Accountants and other recent interpretations regarding certain operating lease accounting issues and their application under U.S. Generally Accepted Accounting Principles (“GAAP”). As a result of its review, the Company determined that its historical calculations for scheduled rent increases, and of determining lives used in the calculation of depreciation of leasehold improvements for certain leased properties, were materially different from current interpretations of GAAP. The Company has restated its consolidated financial statements in this Report for each of the fiscal years ended August 25, 2004, August 27, 2003 and August 28, 2002 to effect the appropriate changes.

As previously reported, the Company historically recognized scheduled rent increases as they occurred over the lease term. The Company annually reviewed its lease accounting expense calculations to determine whether the amounts it calculated were materially in accordance with GAAP. However, under current interpretations of GAAP, the Company has determined that the lease term used in calculating straight-line rent expense should commence on the date the Company takes possession of the leased space, which is generally six months prior to a store’s opening date. Additionally, the Company has determined that rent expense should be recorded on a straight-line basis over lease periods that are consistent with or greater than the number of periods over which depreciation of leasehold improvements is recorded. Historically, the life used for rent expense purposes in some instances was shorter than the life used for depreciation purposes. Excluding tax impacts, the Company has recorded adjustments to “Other liabilities,” “Property and equipment-at cost, net,” and “Retained earnings” on the consolidated balance sheets and to “Occupancy and other operating expenses,” “Depreciation and amortization,” “Provision for asset impairments and restaurant closings” and “Discontinued operations, net of taxes” on the consolidated statements of operations to correct historical accounting methods.

The Company has restated its consolidated balance sheets as of November 17, 2004 and August 25, 2004, and the related consolidated statements of operations, shareholders equity and cash flows for each of the periods presented for the misstatements discussed above.

Following is a summary of the effects of these accounting corrections on the consolidated balance sheets as of November 17, 2004 and August 25, 2004 (in thousands):

	Previously
November 17, 2004	Reported	Adjustments	Restated

Property and equipment-at cost, net	194,076	(2,533)	191,543
Total assets	231,732	(2,533)	229,199
Accrued expenses and other liabilities	25,206	(7,374)	17,832
Total current liabilities	41,752	(7,374)	34,378
Other liabilities	5,309	4,121	9,430
Long-term deferred income tax liability	1,033	4,088	5,121
Total liabilities	99,111	835	99,946
Retained earnings	184,331	(3,368)	180,963
Total shareholders’ equity	132,621	(3,368)	129,253
Total liabilities and shareholders’ equity	$231,732	$(2,533)	$229,199

	Previously
August 25, 2004	Reported	Adjustments	Restated

Property and equipment-at cost, net	196,541	(2,499)	194,042
Total assets	234,780	(2,499)	232,281
Accrued expenses and other liabilities	25,280	(7,274)	18,006
Total current liabilities	41,168	(7,274)	33,894
Other liabilities	5,385	4,330	9,715
Long-term deferred income tax liability	1,073	3,988	5,061
Total liabilities	101,687	1,044	102,731
Retained earnings	185,529	(3,543)	181,986
Total shareholders’ equity	133,093	(3,543)	129,550
Total liabilities and shareholders’ equity	$234,780	$(2,499)	$232,281

Following is a summary of the effects of these accounting corrections on the consolidated statements of operations for the fiscal quarters ended November 17, 2004 and November 19, 2003 (in thousands):

	Previously
Fiscal quarter ended November 17, 2004	Reported	Adjustments	Restated

Occupancy and other operating expenses	$23,540	$(34)	$23,506
Depreciation and amortization	3,703	34	3,737
Discontinued operations, net of taxes	(512)	175	(337)
Net income (loss)	(1,198)	175	(1,023)

	Previously
Fiscal quarter ended November 19, 2003	Reported	Adjustments	Restated

Occupancy and other operating expenses	$21,473	$(32)	$21,441
Depreciation and amortization	3,891	35	3,926
Income (loss) from operations	101	(3)	98
Income (loss) before income taxes	(1,981)	(3)	(1,984)
Income (loss) from continuing operations	(1,981)	(3)	(1,984)
Discontinued operations, net of taxes	(2,485)	136	(2,349)
Net income (loss)	(4,466)	133	(4,333)
Income (loss) per share from discontinued operations - basic	(0.11)	0.01	(0.10)
- assuming dilution	(0.11)	0.01	(0.10)
Net Income (loss) per share - basic	(0.20)	0.01	(0.19)
- assuming dilution	$(0.20)	$0.01	$(0.19)

Following is a summary of the effects of these accounting corrections on the consolidated statements of shareholders’ equity as of August 25, 2004 (in thousands):

	Previously
August 25, 2004	Reported	Adjustments	Restated

Retained earnings	$185,529	$(3,543)	$181,986

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

Note 4. Cash and Cash Equivalents and Short-Term Investments

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

	November 17,	August 25,
	2004	2004

	(In thousands)
Cash and cash equivalents	$341	$1,211
Short-term investments	5,012	4,384

Total cash and short-term investments	$5,353	$5,595

Note 5. Income Tax

Following is a summarization of deferred income tax assets and liabilities as of the current quarter and prior fiscal year-end:

	November 17,	August 25,
	2004	2004

	(In thousands)
Deferred long-term income tax liability	(5,121)	(5,061)
Plus: Deferred short-term income tax asset	1,033	1,073

Net deferred income tax liability	$(4,088)	$(3,488)

The following table details the categories of income tax assets and liabilities resulting from the cumulative tax effects of temporary differences as of the end of each period presented:

	November 17,	August 25,
	2004	2004

	(In thousands)
Deferred income tax assets:
Workers’ compensation, employee injury, and general liability claims	$2,472	$2,552
Deferred compensation	2,282	2,302
Asset impairments and restaurant closure reserves	13,615	14,636
Net operating losses	17,121	16,032
General business credits	565	529
Other	1,484	1,557

Subtotal	37,539	37,608
Valuation allowance	(18,822)	(18,432)

Total deferred income tax assets	18,717	19,176
Deferred income tax liabilities:
Depreciation and amortization	20,934	21,293
Other	1,871	1,871

Total deferred income tax liabilities	22,805	23,164

Net deferred income tax liability	$(4,088)	$(3,988)

Relative only to continuing operations, the reconciliation of the expense (benefit) for income taxes to the expected income tax expense (benefit) — computed using the statutory tax rate — was as follows:

	Quarter Ended
	November 17,		November 19,
	2004		2003

	Amount	%	Amount	%

	(In thousands and as a percent of pretax income)
Income tax expense (benefit) from continuing operations at the federal rate	$(240)	(35.0)%	$(694)	(35.0)%

Permanent and other differences	110	16.1	253	12.8

Change in valuation allowance	130	18.9	441	22.2

Income tax expense (benefit) from continuing operations	$—	—%	$—	—%

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

Note 6. Property, Plant, and Equipment

The cost and accumulated depreciation and amortization of property, plant, and equipment at November 17, 2004, and August 25, 2004, together with the related estimated useful lives used in computing depreciation and amortization, were as follows:

	November 17,	August 25,	Estimated
	2004	2004	Useful Lives

	(In thousands)
Land	$51,536	$51,536	—
Restaurant equipment and furnishings	107,742	107,481	3 to 15 years
Buildings	177,160	180,210	20 to 33 years
Leasehold and leasehold improvements	20,139	20,859	Term of leases
Office furniture and equipment	4,219	6,845	5 to 10 years
Transportation equipment	399	421	5 years

	361,195	367,352
Less accumulated depreciation and amortization	(169,652)	(173,310)

Property, plant and equipment	$191,543	$194,042

Note 7. Debt

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

As of November 17, 2004, substantially all of the Company’s assets were pledged as collateral under the line of credit and the term loan. These pledged assets included the Company’s owned real estate, improvements, equipment, and fixtures.

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

The carrying value of the notes, net of the unamortized discount, was approximately $1.9 million at November 17, 2004.

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

Note 8. Impairment of Long-Lived Assets and Store Closings / Discontinued Operations

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

	Quarter Ended
	November 17,	November 19,
	2004	2003

	(84 days)	(84 days)
	(In thousands)
Sales	$21	$2,810

Pretax losses	(337)	(2,349)

During fiscal 2003, after the original designation of stores to be closed, two were removed from the list and replaced by two other locations. Specifically, one in Bossier City, Louisiana, and one in Houston, Texas, were neutrally exchanged for one location in San Antonio, Texas, and one in Lufkin, Texas. In the first quarter of fiscal 2004, a prior joint-venture seafood location was adopted into the plan. Then in the second quarter of fiscal 2004, two additional locations - Garland, Texas, and New Braunfels, Texas — were also adopted into the plan. In the third quarter of fiscal 2004, Nacogdoches, Texas, and Texarkana, Texas, were adopted into the plan. In the fourth quarter of fiscal 2004, the Company’s location in Seguin, Texas, was closed and adopted into the plan. No changes were made to the plan in the first quarter of 2005.

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

The following summarizes discontinued operations for the periods presented:

	Quarter Ended
	November 17,	November 19,
	2004	2003

	(84 days)	(84 days)
	(In thousands)
Impairments	$(11)	$(742)
Gains	776	331

Net	765	(411)
Other	(1,102)	(1,938)

Discontinued operations, net of taxes	$(337)	$(2,349)

Effect on EPS from net impairments - (decrease) increase – basic and assuming dilution	$0.03	$(0.02)

Effect on EPS from discontinued operations - (decrease) increase – basic and assuming dilution	$(0.02)	$(0.10)

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

Total affiliated rents paid during the first quarters of 2005 and 2004 represented 9.3%, and 4.6%, respectively, of total rents for continuing operations.

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

Note 11. Stock-Based Compensation

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

The following table illustrates the effect on net income (loss) and earnings (loss) per share if the Company had converted to the fair-value method of expensing stock options, as alternatively allowed under FAS 123:

	Quarter Ended
	November 17,	November 19,
	2004	2003
	(84 days)	(84 days)
	(In thousands)
Net income (loss), as reported	$(1,023)	$(4,333)
Add: Stock-based employee compensation expense included in reported net income (loss), net of related tax effects(a)	—	294
Deduct: Total stock-based employee compensation expense determined under fair-value method for all awards, net of related tax effects(a)	(108)	(436)

Pro forma net income (loss)	$(1,131)	$(4,475)

Earnings per share:
Basic - as reported(b)	$(0.05)	$(0.19)

Basic - pro forma(b)	$(0.05)	$(0.20)

Assuming dilution - as reported(b)	$(0.05)	$(0.19)

Assuming dilution - pro forma(b)	$(0.05)	$(0.20)

(a)	Income taxes have been offset by a valuation allowance. See Note 4 of Notes to Consolidated Financial Statements.

(b)	In loss periods, earnings per share assuming dilution equals basic earnings per share since potentially dilutive securities are antidilutive.

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

Note 12. Subsequent Events

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

Restatement of Financial Statements

The Company completed a review of its historical lease accounting expense calculations to determine whether the lease expenses it had previously reported were materially in accordance with the views expressed by the Office of the Chief Accountant of the SEC on February 7, 2005 in a letter to the American Institute of Certified Public Accountants and other recent interpretations regarding certain operating lease accounting issues and their application under GAAP. As a result of its review, the Company determined that its historical calculations for scheduled rent increases, and of determining lives used in the calculation of depreciation of leasehold improvements for certain leased properties, were materially different from current interpretations of GAAP. The Company has restated its consolidated financial statements in this Report for each of the fiscal years ended August 25, 2004, August 27, 2003 and August 28, 2002 to effect the appropriate changes.

As previously reported, the Company historically recognized scheduled rent increases as they occurred over the lease term. The Company annually reviewed its lease accounting expense calculations to determine whether the amounts it calculated were materially in accordance with GAAP. However, under current interpretations of GAAP, the Company has determined that the lease term used in calculating straight-line rent expense should commence on the date the Company takes possession of the leased space, which is generally six months prior to a store’s opening date. Additionally, the Company has determined that rent expense should be recorded on a straight-line basis over lease periods that are consistent with or greater than the number of periods over which depreciation of leasehold improvements is recorded. Historically, the life used for rent expense purposes in some instances was shorter than the life used for depreciation purposes. Excluding tax impacts, the Company has recorded adjustments to “Other liabilities,” “Property and equipment-at cost, net” and “Retained earnings” on the consolidated balance sheets and to “Occupancy and other operating expenses,” “Depreciation and amortization,” “Provision for asset impairments and restaurant closings” and “Discontinued operations, net of taxes” on the consolidated statements of operations to correct historical accounting methods.

The cumulative effect of these accounting changes is a reduction to retained earnings of $4.0 million as of the beginning of fiscal year 2004 and incremental increases to retained earnings of $0.2 million for the first quarter of fiscal year 2004, $0.3 million for the last three quarters of fiscal year 2004 and $0.2 million for the first fiscal quarter of 2005. See Note 2 to the consolidated financial statements for summaries of the effects of these accounting corrections on the consolidated balance sheets as of November 17, 2004 and August 25, 2004, and the related consolidated statements of operations, shareholders equity and cash flows for each of the quarterly periods presented. The accompanying Management’s Discussion and Analysis incorporates the effects of these corrections.

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

Occupancy and other operating expenses increased by $2.1 million or 9.6% in the first quarter of fiscal 2005 compared with same quarter of fiscal 2004. Occupancy and other operating expenses as a percentage of sales increased 1.7%. This increase was driven primarily by higher advertising costs associated with the Company’s new marketing campaign, increased utility costs due to rising natural gas prices, and higher repairs and maintenance costs associated with planned upgrades of many of the Company’s restaurant facilities.

Depreciation and amortization expense decreased by approximately $189,000 or 4.8%, due to a lower fixed asset cost basis resulting from prior year impairments and property disposals.

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

No income tax benefit was recorded in the current quarter or prior year because the realization of loss carryforward utilization is uncertain. (See Note 5 of the Notes to Consolidated Financial Statements.)

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

Compared to the results for the first quarter of fiscal 2004, EBITDA decreased $531,000, for the first quarter of fiscal 2005, due to the various applicable reasons noted in the Results of Operations section above.

	Quarter Ended
	November 17,	November 19,
	2004	2003
	(84 days)	(84 days)
	(In thousands)
Income (loss) from operations	$54	$98
Plus excluded items:
Provision for (reversal of) asset impairments and restaurant closings	—	276
Relocation and voluntary severance costs	272	—
Depreciation and amortization	3,737	3,926
Noncash executive compensation expense	—	294

EBITDA	$4,063	$4,594

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

The Company had a working capital deficit of $22.8 million as of November 17, 2004, which represents a slight decrease from the $24.0 million deficit as of August 25, 2004. The Company’s working capital requirements are expected to be met through cash flows from operations and the available line of credit.

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

As of November 17, 2004, $188.8 million of the Company’s total book value, or 82.3% of its total assets, was pledged as collateral. These pledged assets included the Company’s owned real estate, improvements, equipment, and fixtures.

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

Total affiliated rents paid during the first quarters of 2005 and 2004 represented 9.3% and 4.6%, respectively, of total rents for continuing operations.

The following compares current and prior fiscal year-to-date charges incurred under the Master Sales Agreement, the Affiliate Services Agreement, and affiliated property leases to the Company’s total capital expenditures, as well as relative general and administrative expenses and occupancy and other operating expenses included in continuing operations:

	Quarter Ended
	November 17,	November 19,
	2004	2003
	(84 days)	(84 days)
	(In thousands)
AFFILIATED COSTS INCURRED:
General and administrative expenses - professional and other costs	$—	$—
Capital expenditures - custom-fabricated and refurbished equipment	47	—
Occupancy and other operating expenses, including property leases	79	39
Less pass-through amounts to third parties	—	—

Total	$126	$39

RELATIVE TOTAL COMPANY COSTS:
General and administrative expenses	$4,082	$4,627
Capital expenditures	1,788	1,386
Occupancy and other operating expenses	23,506	21,441

Total	$29,376	$27,454

AFFILIATED COSTS INCURRED AS A PERCENTAGE OF RELATIVE TOTAL COMPANY COSTS
Fiscal year to date	0.43%	0.14%

Inception to date	0.24%	—

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

     - Increased emphasis on customer service and guest relations;

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

RESERVE FOR RESTAURANT CLOSINGS

The Company’s reserve for restaurant closings is associated with prior disposal plans. The reserve balance remained unchanged at $500,000 from August 25, 2004 to November 17, 2004. (See Note 8 of the Notes to Consolidated Financial Statements.)

NEW ACCOUNTING PRONOUNCEMENTS

FASB Statement 123 (Revision 2004), “Share-Based Payment,” was issued in December 2004 and is effective for reporting periods beginning after June 15, 2005. The new statement requires all share-based payments to employees to be recognized in the financial statements based on their fair values. The Company currently accounts for its share-based payments to employees under the intrinsic value method of accounting set forth in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issues to Employees.” Additionally, the company complies with the stock-based employer compensation disclosure requirements of SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure, an amendment of FASB Statement No. 123.” (See Item 1, “Notes to Consolidated Financial Statements, Note 11.”) The Company plans to adopt the new statement in its next fiscal year, beginning September 1, 2005.

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

Item 4. Controls and Procedures

As described in Note 2, “Restatement of Financial Statements,” in the Notes to Consolidated Financial Statements included in Item 1 of this Report, the Company completed a review in March 2005 of its historical lease accounting methods to determine whether these methods were in accordance with the views expressed by the Office of the Chief Accountant of the SEC on February 7, 2005 in a letter to the American Institute of Certified Public Accountants and other recent interpretations regarding certain operating lease accounting issues and their application under GAAP. As a result of its review, like many other retail and restaurant companies, the Company determined that its historical methods of accounting for scheduled rent increases, and of determining lives used in the calculation of depreciation of leasehold improvements for certain leased properties, were not in accordance with GAAP. As a result, the Company restated its previously issued unaudited consolidated financial statements for the first quarter of fiscal year 2005 and its audited consolidated financial statements for the fiscal years 2004, 2003 and 2002.

Restatement of previously issued financial statements to reflect the correction of misstatement is a strong indicator of the existence of a material weakness in internal control over financial reporting as defined in the Public Company Accounting Oversight Board’s Auditing Standard No. 2, “An Audit of Internal Control Over Financial Reporting Performed in Conjunction With an Audit of Financial Statements.” In light of the determination that previously issued financial statements should be restated, the Company’s management concluded that a material weakness in internal control over financial reporting existed as of November 17, 2004, and disclosed this matter to the Audit Committee and to the Company’s independent registered public accounting firm.

Management has concluded that the Company has remediated the material weakness by evaluating its lease accounting methods, and correcting its methods of accounting for rent expense, and of determining lives used in the calculation of depreciation of leasehold improvements for certain leased properties.

Evaluation of Disclosure Control and Procedures

The Company’s management, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of November 17, 2004. In making this evaluation, the Company’s management considered the issues discussed above, together with the remedial steps the Company has taken. Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, because of the material weakness discussed above, as of November 17, 2004, the Company’s disclosure controls and procedures were not effective in recording, processing, summarizing and reporting information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control over Financial Reporting

Except as discussed above, there were no changes in the Company’s internal control over financial reporting during the quarter ended November 17, 2004 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

     • Denotes management contract or compensatory plan or arrangement.

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