Form 10-Q
period 2005-02-09
LUBYS INC
filed 2005-03-29
CIK 16099

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 9, 2005
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

(713) 329-6800

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☑   No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☑   No ☐

As of March 1, 2005, there were 22,631,858 shares of the registrant’s Common Stock outstanding, which does not include 4,902,209 treasury shares.

Luby’s, Inc.

Form 10-Q
Quarter ended February 9, 2005

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

Part I — FINANCIAL INFORMATION

Item 1. Financial Statements

Luby’s, Inc.
Consolidated Balance Sheets
(In thousands except share and per share amounts)

		August 25,
		2004
	February 9,	(Restated,
	2005	see Note 2)
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents (see Note 4)	$3,813	$1,211
Short-term investments (see Note 4)	6,588	4,384
Trade accounts and other receivables, net (see Note 9)	486	101
Food and supply inventories	2,025	2,092
Prepaid expenses	1,449	1,028
Deferred income taxes (see Note 5)	296	1,073

Total current assets	14,657	9,889
Property, plant, and equipment — net (see Note 6)	189,845	194,042
Property held for sale (see Note 8)	17,028	24,594
Investments and other assets	3,065	3,756

Total assets	$224,595	$232,281

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$13,533	$15,888
Accrued expenses and other liabilities	16,287	18,006

Total current liabilities	29,820	33,894
Credit facility debt	32,000	28,000
Term debt (see Note 7)	14,560	23,470
Convertible subordinated notes, net-related party (see Note 7)	1,927	2,091
Other liabilities	9,475	9,715
Deferred income taxes (see Note 5)	4,487	5,061
Reserve for restaurant closings (see Note 8)	500	500
Commitments and contingencies (see Note 9)	—	—

Total liabilities	92,769	102,731

SHAREHOLDERS’ EQUITY

Common stock, $.32 par value; authorized 100,000,000 shares, issued 27,534,067 shares at February 9, 2005 and 27,410,567 shares at August 25, 2004, respectively	8,811	8,771
Paid-in capital	43,541	43,564
Retained earnings	183,590	181,986
Less cost of treasury stock, 4,902,209 shares at February 9, 2005 and 4,933,063 shares at August 25, 2004 in 2004	(104,116)	(104,771)

Total shareholders’ equity	131,826	129,550

Total liabilities and shareholders’ equity	$224,595	$232,281

See accompanying notes.

Luby’s, Inc.
Consolidated Statements of Operations (unaudited)
(In thousands except share and per share data)

	Quarter Ended		Two Quarters Ended
		February 11,		February 11,
		2004		2004
	February 9,	(Restated,	February 9,	(Restated,
	2005	see Note 2)	2005	see Note 2)
	(84 days)	(84 days)	(168 days)	(168 days)
SALES	$72,953	$69,110	$142,565	$135,847

COSTS AND EXPENSES:
Cost of food	19,625	18,604	39,127	36,629
Payroll and related costs	19,023	19,234	37,719	37,847
Occupancy and other operating expenses	22,293	21,354	45,514	42,516
Depreciation and amortization	3,605	3,841	7,177	7,736
Relocation and voluntary severance costs	308	—	580	—
General and administrative expenses	4,701	5,085	8,783	9,712
Provision for asset impairments and restaurant closings (see Note 8)	221	1,063	221	1,339

	69,776	69,181	139,121	135,779

INCOME (LOSS) FROM OPERATIONS	3,177	(71)	3,444	68
Interest expense	(976)	(2,104)	(1,662)	(4,377)
Other income, net	243	302	190	493

Income (loss) from continuing operations before income taxes	2,444	(1,873)	1,972	(3, 816)
Provision (benefit) for income taxes (see Note 5)	—	—	—	—

Income (loss) from continuing operations	2,444	(1,873)	1,972	(3,816)
Discontinued operations, net of taxes (see Note 8)	183	(3,156)	(368)	(5,546)

NET INCOME (LOSS)	$2,627	$(5,029)	$1,604	$(9,362)

Income (loss) per share - before discontinued operations - basic	$0.11	$(0.08)	$0.09	$(0.17)
- assuming dilution(a)	0.09	(0.08)	0.07	(0.17)

Income (loss) per share - from discontinued operations - basic	$0.01	$(0.14)	$(0.02)	$(0.25)
- assuming dilution(a)	0.01	(0.14)	(0.01)	(0.25)

Net income (loss) per shared
- basic	$0.12	$(0.22)	$0.07	$(0.42)
- assuming dilution(a)	0.10	(0.22)	0.06	(0.42)

Weighted average shares outstanding:
- basic	22,609	22,470	22,551	22,470
- assuming dilution	26,533	22,470	26,558	22,470

(a)	In loss periods, earnings per share assuming dilution equals basic earnings per share since potentially dilutive securities are antidilutive.

See accompanying notes.

Luby’s, Inc.
Consolidated Statements of Shareholders’ Equity (unaudited)
(In thousands)

	Common Stock						Total
	Issued		Treasury		Paid-In	Retained	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Earnings	Equity

BALANCE AT AUGUST 25, 2004	27,411	$8,771	(4,933)	$(104,771)	$43,564	$181,986	$129,550
Net income (loss) for the year to date	—	—	—	—	—	1,604	1,604
Common stock issued under nonemployee director benefit plans	—	—	31	655	(655)	—	—
Common stock issued under employee benefit plans	123	40	—	—	632	—	672

BALANCE AT February 9, 2005	27,534	$8,811	(4,902)	$(104,116)	$43,541	$183,590	$131,826

See accompanying notes.

Luby’s, Inc.
Consolidated Statements of Cash Flows (unaudited)
(In thousands)

	Two Quarters Ended
		February 11,
		2004
	February 9,	(Restated,
	2005	see Note 2)
	(84 days)	(84 days)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$1,604	$(9,362)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:	—	—
Provision for (reversal of) asset impairments, net of gains on property sales - discontinued operations	(2,024)	2,202
Provision for asset impairments	—	1,342
Depreciation and amortization — discontinued operations	236	343
Depreciation and amortization — continuing operations	7,177	7,736
Amortization of discount on convertible subordinated notes	(164)	1,135
Loss on disposal of property, plant, and equipment	280	38
Noncash executive compensation expense	—	587

Cash provided by operating activities before changes in operating assets and liabilities	7,109	4,021
Changes in operating assets and liabilities:
(Increase) decrease in trade accounts and other receivables	(385)	174
Decrease in food and supply inventories	67	31
(Increase) decrease in prepaid expenses	(421)	678
Decrease in other assets	691	383
Increase (decrease) in accounts payable	(2,355)	722
Decrease in accrued expenses, other liabilities and deferred income taxes	(1,675)	(4,334)
Increase (decrease) in reserve for restaurant closings	—	(863)

Net cash provided by operating activities	3,031	812

CASH FLOWS FROM INVESTING ACTIVITIES:
(Increase) decrease in short-term investments	(2,204)	4,192
Proceeds from disposal of property held for sale	9,952	9,657
Purchases of property, plant, and equipment	(3,939)	(2,568)
Proceeds from disposal of property, plant, and equipment	—	40

Net cash provided by investing activities	3,809	11,321

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds on line of credit, net	4,000	—
Repayment of term debt	(8,910)	—
Repayment of credit facility	—	(11,533)
Proceeds received on exercise of stock options	672	—

Net cash used in financing activities	(4,238)	(11,533)

Net increase in cash	2,602	600
Cash at beginning of period	1,211	871

Cash at end of period	$3,813	$1,471

See accompanying notes.

Luby’s, Inc.
Notes to Consolidated Financial Statements (unaudited)
February 9, 2005

Note 1. Basis of Presentation

The accompanying unaudited consolidated financial statements of Luby’s, Inc. (the “Company” or “Luby’s”) have been prepared in accordance with U.S. Generally Accepted Accounting Principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements as are prepared for the Company’s Annual Report on Form 10-K. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the quarter and fiscal year-to-date ended February 9, 2005, are not necessarily indicative of the results that may be expected for the fiscal year ending August 31, 2005.

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

Note 2. Restatement of Financial Statements

The Company completed a review of its historical lease accounting methods to determine whether these methods were in accordance with the views expressed by the Office of the Chief Accountant of the Securities and Exchange Commission (“SEC”) on February 7, 2005 in a letter to the American Institute of Certified Public Accountants and other recent interpretations regarding certain operating lease accounting issues and their application under U.S. Generally Accepted Accounting Principles (“GAAP”). As a result of its review, the Company determined that its historical methods of accounting for scheduled rent increases, and of determining lives used in the calculation of depreciation of leasehold improvements for certain leased properties, were not in accordance with GAAP.

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

The Company has restated the consolidated statements of operations and cash flows for periods ended February 11, 2004, August 25, 2004 and November 17, 2004

Following is a summary of the effects of these accounting corrections on the consolidated balance sheet as of August 25, 2004 and the consolidated statements of operations for the periods ended February 11, 2004 (in thousands):

	Previously
August 25, 2004	Reported	Adjustments	Restated

Property and equipment-at cost, net	$196,541	$(2,499)	$194,042
Total assets	234,780	(2,499)	232,281
Accrued expenses and other liabilities	25,280	(7,274)	18,006
Total current liabilities	41,168	(7,274)	33,894
Other liabilities	5,385	4,330	9,715
Long-term deferred income tax liability	1,073	(3,988)	(2,213)
Total liabilities	101,687	1,044	102,731
Retained earnings	185,529	(3,543)	181,986
Total shareholders’ equity	133,093	(3,543)	129,550
Total liabilities and shareholders’ equity	$234,780	$(2,499)	$232,281

	Previously
Fiscal quarter ended February 11, 2004	Reported	Adjustments	Restated

Occupancy and other operating expenses	$21,376	$(22)	$21,354
Depreciation and amortization	3,806	35	3,841
Income (loss) from operations	(58)	(13)	(71)
Income (loss) before income taxes	(1,860)	(13)	(1.873)
Income (loss) from continuing operations	(1,860)	(13)	(1,873)
Discontinued operations, net of taxes	(3,182)	26	(3,156)
Net income (loss)	(5,042)	13	(5,029)

	Previously
Two fiscal quarters ended February 11, 2004	Reported	Adjustments	Restated

Occupancy and other operating expenses	$42,570	$(54)	$42,516
Depreciation and amortization	7,666	70	7,736
Income (loss) from operations	84	(16)	68
Income (loss) before income taxes	(3,800)	(16)	(3,816)
Income (loss) from continuing operations	(3,800)	(16)	(3,816)
Discontinued operations, net of taxes	(5,708)	162	(5,546)
Net income (loss)	(9,508)	146	(9,362)

These accounting corrections had no effect on net cash (used in) provided by operating activities, investing activities or financing activities, as stated in the consolidated statements of cash flows, for either of the periods ended February 11, 2004.

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

Note 4. Cash and Cash Equivalents and Short-Term Investments

The Company manages its cash and cash equivalents and short-term investments jointly in order to internally fund operating needs. Short-term investments as of February 9, 2005, and August 25, 2004, consisted primarily of money market funds and time deposits. As of February 9, 2005, approximately $2.3 million of the Company’s $6.6 million in short-term investments was pledged as collateral for four separate letters of credit. There have been no draws upon these letters of credit.

	February 9,	August 25,
	2005	2004
	(In thousands)
Cash and cash equivalents	$3,813	$1,211
Short-term investments	6,588	4,384

Total cash and short-term investments	$10,401	$5,595

Note 5. Income Tax

Following is a summarization of deferred income tax assets and liabilities as of the current quarter and prior fiscal year-end:

	February 9,	August 25,
	2005	2004
	(In thousands)
Deferred long-term income tax liability	(4,487)	(5,061)
Plus: Deferred short-term income tax asset	296	1,073

Net deferred income tax liability	$(4,191)	$(3,988)

The following table details the categories of income tax assets and liabilities resulting from the cumulative tax effects of temporary differences as of the end of each period presented:

	February 9,	August 25,
	2005	2004
	(In thousands)
Deferred income tax assets:
Workers’ compensation, employee injury, and general liability claims	$2,270	$2,552
Deferred compensation	2,262	2,302
Asset impairments and restaurant closure reserves	9,957	14,636
Net operating losses	20,573	16,032
General Business Credits	529	529
Other	1,435	1,557

Subtotal	37,026	37,608
Valuation allowance	(17,972)	(18,432)

Total deferred income tax assets	19,054	19,176

Deferred income tax liabilities:
Depreciation and amortization	20,665	21,293
Other	2,580	1,871

Total deferred income tax liabilities	23,245	23,164

Net deferred income tax liability	$4,191	$3,988

Relative only to continuing operations, the reconciliation of the expense (benefit) for income taxes to the expected income tax expense (benefit) — computed using the statutory tax rate — was as follows:

	Quarter Ended				Two Quarters Ended
	February 9,		February 11,		February 9,		February 11,
	2005		2004		2005		2004
	Amount	%	Amount	%	Amount	%	Amount	%
	(In thousands and as a percent of pretax income)
Income tax expense (benefit) from continuing operations at federal rate	$855	35.0%	$(656)	(35.0)%	$690	35.0%	$(1,336)	(35.0)%

Permanent and other differences	32	1.3	214	11.4	142	7.2	430	11.3

Change in valuation allowance	(887)	(36.3)	441	23.6	(832)	(42.2)	906	23.7

Income tax expense (benefit) from continuing operations	$—	—%	$—	—%	$—	—%	$—	—%

For the two quarters ended February 9, 2005, including both continuing and discontinued operations, the Company generated gross taxable operating losses of approximately $13.0 million, which will expire in 2025 if not utilized. The tax benefit for book purposes was netted against a valuation allowance because loss carrybacks were exhausted with the fiscal 2002 tax filing, making the realization of loss carryforwards uncertain.

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

Note 6. Property, Plant, and Equipment

The cost and accumulated depreciation and amortization of property, plant, and equipment at February 9, 2005, and August 25, 2004, together with the related estimated useful lives used in computing depreciation and amortization, were as follows:

	February 9,	August 25,	Estimated
	2005	2004	Useful Lives
	(In thousands)
Land	$51,536	$51,536	—
Restaurant equipment and furnishings	108,782	107,481	3 to 15 years
Buildings	177,217	180,210	20 to 33 years
Leasehold and leasehold improvements	19,527	20,859	Term of leases
Office furniture and equipment	4,387	6,845	5 to 10 years
Transportation equipment	399	421	5 years

	361,848	367,352
Less accumulated depreciation and amortization	(172,003)	(173,310)

Property, plant and equipment	$189,845	$194,042

Note 7. Debt

Senior Debt

In the fourth quarter of fiscal 2004, the Company refinanced its then existing senior credit facility with two new loan facilities. The first is a secured, three-year revolving line of credit for $50.0 million. Of the total amount available under the line of credit, $36.3 million was originally drawn in connection with the refinancing. This revolving line of credit was funded by a syndicate of four independent banks and matures on June 7, 2007.

At any time throughout the term of the line of credit, the Company has the option to elect one of two bases of interest rates. One interest rate option is the greater of the federal funds effective rate plus 0.5% or prime increased by an applicable spread that ranges from 1.5% to 2.5%. The other interest rate option is LIBOR (London InterBank Offered Rate) increased by an applicable spread that ranges from 3.0% to 4.0%. The applicable spread under each option is dependent upon certain measures of the Company’s financial performance at the time of election. Quarterly, the Company also pays a commitment fee on the unused portion of the line of credit. Again, dependent upon the Company’s performance, the commitment fee varies from 0.5% to 0.75%.

In addition to the line of credit, the Company concurrently entered into a secured, three-year term loan for $27.9 million. The term loan was funded by a third-party financial institution not related to any member of the bank group that funded the line of credit.

The interest rate under the term loan is LIBOR plus an applicable spread that ranges from its highest level of 7.5% at the loan’s inception to the lowest level of 6.0%, which is effective when 75% of the loan’s outstanding balance has been paid down. No periodic principal payments are required other than the net proceeds from the sale of specified properties, and any balance remaining at the loan’s maturity must be paid in full. The term loan matures on June 7, 2007.

Pursuant to the terms of the Subordination and Intercreditor Agreement, dated June 7, 2004, if the new senior debt were to be in default some time in the future, Christopher J. and Harris J. Pappas have a contractual right (but no obligation) to purchase those loans.

Both the line of credit and the term loan allow for $11 million in annual capital expenditures plus 50% of the unused prior-year allowance. Both agreements allow for additional spending if the Company surpasses certain financial ratios. For fiscal year 2005, total capital expenditures allowed under the agreements is $14.8 million. As of February 9, 2005, the Company had incurred expenditures of approximately $3.9 million.

At February 9, 2005, the Company’s outstanding senior debt balance was $46.6 million. From its revolving line of credit, the Company had an outstanding debt balance of $32.0 million. This level is down $4.3 million from its original drawn amount of $36.3 million, which occurred in June 2004. Of the $4.3 million reduction, $2.7 million was derived from a sale leaseback of one property, and $1.6 million was from excess cash. The interest rate applicable to the revolving line of credit was LIBOR plus 3.5% at February 9, 2005. Of the $50.0 million total commitment under the line of credit, $18.0 million was available to the Company at February 9, 2005.

From its term loan, as of February 9, 2005, the Company had an outstanding debt balance of $14.6 million. This level is down $13.3 million from its original note balance of $27.9 million, which also occurred in June 2004. The reduction was primarily made with proceeds received on the sale of properties. The interest rate on the term loan at February 9, 2005, was LIBOR plus 7.0%.

Additionally, as of February 9, 2005, the Company has approximately $2.3 million committed under letters of credit through a separate arrangement with another member of the bank group.

Both the line of credit and the term loan contain financial performance covenants, provisions limiting the use of the Company’s cash, and descriptions of certain events of default that could be triggered by changes in the Company’s relationship with its CEO and its COO. Provisions limiting the use of the Company’s cash include a maximum annual capital expenditure (as mentioned above); a provision limiting the Company from directly purchasing any equity interests or any other securities of any unrelated company (except those permitted investments); a maximum annual expenditure for both capital and operating leases; and a provision providing that the Company may declare and pay dividends on its common stock payable in additional shares of its common stock, but not in cash

As of February 9, 2005, substantially all of the Company’s assets were pledged as collateral under the line of credit and term loan. These pledged assets include the Company’s owned real estate, improvements, equipment, and fixtures.

The Company’s business plan calls for the closure of certain underperforming stores. Through the quarter ended February 9, 2005, 59 restaurants have been closed in accordance with the plan. In turn, in the cases where the locations were owned, the proceeds from property sales were used to reduce the amount outstanding under the line of credit.

Subordinated Notes

In the fourth quarter of fiscal 2001, the Company’s President and CEO, Christopher J. Pappas, and Harris J. Pappas, the Company’s COO, loaned the Company a total of $10 million in exchange for convertible subordinated notes. The notes, as initially executed, bore interest at LIBOR plus 2.0%, payable quarterly.

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

The modified seven-year notes call for interest of prime plus 5.0% when the senior debt equals or exceeds $60 million and prime plus 4.0% when the senior debt is less than $60 million. In either case, the rate cannot exceed 12.0%. As of February 9, 2005, the interest rate applicable to the notes was 9.0% (prime plus 4.0%).

At the earliest of June 7, 2005, a default under the senior debt, or a “change in control” as defined in the amended notes, the subordinated notes become convertible at a price of $3.10 per share for approximately 3.2 million shares. The per share market price of the Company’s stock on the commitment date (as determined by the closing price on the New York Stock Exchange) was $5.63. The difference between the market price and the lowest possible strike price of $3.10, or $2.53 per share, multiplied by the relative number of convertible shares equals approximately $8.2 million, which represents the beneficial conversion feature. Consistent with the original accounting treatment, this amount has been recorded as both a component of paid-in capital and a discount from the $10 million in subordinated notes. The new note discount is being amortized using the effective interest method as non-cash interest expense over the term of the subordinated notes.

The carrying value of the notes, net of the unamortized discount, was approximately $1.9 million at February 9, 2005.

The Company has agreed to reserve shares held in treasury for issuance to the holders of the subordinated notes upon conversion of the debt. The Company’s treasury shares have also been reserved for two other purposes — the issuance of shares to Messrs. Pappas upon exercise of the options granted to them on March 9, 2001, and for shares issuable under the Company’s Nonemployee Director Phantom Stock Plan. In accordance with their agreement with the Company dated June 7, 2004, Messrs. Pappas have agreed to limit their exercise of stock options to a number that will ensure the “net treasury shares available” are not exceeded. Pursuant to the terms of that agreement, the Company indicated that it will use reasonable efforts to list on the New York Stock Exchange additional shares which would permit full exercise of those options. “Net Treasury Shares Available” is defined in the debt agreements as the number of shares of common stock then held by the Company in treasury, minus the number of shares of common stock issuable or issued after June 7, 2004, under the Nonemployee Director

Phantom Stock Plan, minus the number of shares of common stock issuable or issued upon conversion of the subordinated notes, calculated assuming the lowest conversion price stated in the subordinated notes.

Note 8. Impairment of Long-Lived Assets and Store Closings / Discontinued Operations

Impairment

Statement of Financial Accounting Standards (SFAS) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, requires the Company to review long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company considers a history of operating losses or negative cash flows and unfavorable changes in market conditions to be its main indicators of potential impairment in accordance with Company guidelines. Assets are generally evaluated for impairment at the restaurant level. Management periodically reviews the financial performance of each store for indicators of impairment or indicators that closure would be appropriate. Where indicators are present, such as three full fiscal years of negative cash flows or other unfavorable market conditions, the carrying values of assets are written down to the estimated future discounted cash flows or fully written off in the case of negative cash flows anticipated in the future. Estimated future cash flows are based upon regression analyses generated from similar restaurant companies, discounted at the Company’s weighted-average cost of capital.

The Company incurred the following impairment related charges to income from operations:

	Quarter Ended		Two Quarters Ended
	February 9,	February 11,	February 9,	February 11,
	2005	2004	2005	2004
	(84 days)	(84 days)	(168 days)	(168 days)
	(In thousands)
Provision for asset impairments and restaurant closings	$221	$1,063	$221	$1,339

EPS decrease	$0.01	$0.05	$0.01	$0.06

Discontinued Operations

From the inception of the current business plan in fiscal 2003 to February 9, 2005, the Company has closed 59 operating stores. The operating results of these locations have been reclassified and reported as discontinued operations for all periods presented as required by SFAS No. 144. SFAS No. 144 establishes a single accounting model for long-lived assets to be disposed of by sales and broadens the presentation of discontinued operations to include more disposal transactions. The Company adopted SFAS No. 144 in the first quarter of fiscal 2003, as required. The following are the sales and pretax losses reported for all discontinued locations:

	Quarter Ended		Two Quarters Ended
	February 9,	February 11,	February 9,	February 11,
	2005	2004	2005	2004
	(84 days)	(84 days)	(168 days)	(168 days)
	(In thousands)
Sales	$412	$2,829	$1,076	$6,317

Pretax income (losses)	183	(3,156)	(368)	(5,546)

During fiscal 2003, after the original designation of stores to be closed, two were removed from the closure list and replaced by two other locations. Specifically, one in Bossier City, Louisiana, and one in Houston, Texas, were neutrally exchanged for one location in San Antonio, Texas, and one in Lufkin, Texas. In the first quarter of fiscal 2004, a prior joint-venture seafood location was adopted into the plan. In the second quarter of fiscal 2004, two additional locations — Garland, Texas, and New Braunfels, Texas — were also adopted into the plan. In the third quarter of fiscal 2004, locations in Nacogdoches, Texas, and

Texarkana, Texas, were adopted into the plan. In the fourth quarter of fiscal 2004, the Company’s location in Seguin, Texas, was closed and adopted into the plan. In the first quarter of 2005, an additional San Antonio location was adopted into the plan.

Pursuant to the business plan and expectations of its bank group, the Company has continued to apply the proceeds from the sale of closed restaurants to pay down its senior debt. Of the total paid down in the first two quarters of fiscal 2005 and 2004, $8.9 million and $9.5 million, respectively, resulted from sales proceeds related to business plan assets. As noted on the balance sheet as of February 9, 2005, the Company had seventeen properties recorded at $17.0 million in property held for sale. Management is actively marketing these properties and will use the proceeds to pay down debt as those transactions are completed.

In accordance with EITF 87-24, “Allocation of Interest to Discontinued Operations,” interest on debt that is required to be repaid as a result of a disposal transaction should be allocated to discontinued operations. For the second quarter of 2005 and the second quarter of 2004, $543,000 and $484,000, respectively, in interest expense was allocated to discontinued operations, while approximately $1.2 million and $985,000 in interest expense was allocated to discontinued operations in the first two quarters of fiscal 2005 and 2004, respectively Prior to the third quarter of fiscal year 2004, interest was allocated to discontinued operations by applying a prior debt facility’s effective interest rate to that portion of the Company’s total debt associated with the business plan disposals previously discussed. Since then, all interest expense incurred in connection with the Company’s senior term loan, and only that interest expense, has been attributable to the Company’s discontinued operations.

The following summarizes discontinued operations for the periods presented:

	Quarter Ended		Two Quarters Ended
	February 9,	February 11,	February 9,	February 11,
	2005	2004	2005	2004
	(84 days)	(84 days)	(168 days)	(168 days)
		(In thousands)
Impairments	$(173)	$(3,314)	$(185)	$(4,078)
Gains	1,404	1,503	2,181	1,834

Net Impairments	1,231	(1,811)	1,996	(2,244)
Other	(1,048)	(1,345)	(2,364)	(3,302)

Discontinued operations, net of taxes	$183	$(3,156)	$(368)	$(5,546)

Effect on EPS from net impairments- (decrease) increase – basic and assuming dilution	$0.05	$(0.08)	$0.09	$(0.10)

Effect on EPS from discontinued operations – (decrease) increase – basic and assuming dilution	$0.01	$(0.14)	$0.02	$(0.25)

The impairment charges included above relate to properties closed and designated for immediate disposal. The assets of these individual operating units have been written down to their net realizable values. In turn, the related properties have either been sold or are being actively marketed for sale. Within discontinued operations, the Company offsets gains from applicable property disposals against total impairments as noted above. The Other category in the table above includes allocated interest, lease settlements, employment termination and shut-down costs, as well as operating losses incurred through each restaurant’s closing date and carrying costs until the locations are finally disposed of.

Property Held for Sale

At February 9, 2005, the Company had a total of seventeen properties recorded at $17.0 million in property held for sale. Of the seventeen total properties, fourteen properties relate to the current business plan, two are related to prior disposal plans and one is the corporate office property in San Antonio, Texas. The Company is actively marketing all locations currently classified in property held for sale and will use the proceeds to pay down debt as those transactions are completed.

A rollforward of property held for sale from August 25, 2004 to February 9, 2005 is provided below:

Property Held for Sale
(In thousands)
Balance as of August 25, 2004	$24,594
Net transfers to/from property held for sale	177
Net increase in net realizable value	2,209
Disposals	(9,952)

Balance as of February 9, 2005	$17,028

Reserve for Restaurant Closings

At February 9, 2005, and August 25, 2004, the Company had a reserve for restaurant closings of $500,000. The reserve balances as of the end of both periods related to the 2001 asset disposal plan and were comprised of estimated lease settlement costs. The settlement costs were accrued in accordance with EITF 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity,” which was appropriate for disposal plans initiated before the Company’s fiscal 2003 adoption of SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” Since the implementation of SFAS No. 146, lease settlement costs have been expensed as incurred.

Relative to the fiscal 2001 disposal plan, the following summarizes the amounts recognized as cash payments, including actual lease settlements, as well as other reductions. Other reductions include certain accrual reversals for settlements that have been more favorable than originally expected and were recorded in discontinued operations after their eventual closure.

		Reserve Balance
		(2001 Disposal Plan)
	Lease Settlement	Other Exit
	Costs	Costs	Total Reserve
		(In thousands)

Balances at August 28, 2002	$2,977	$137	$3,114
Additions (reductions)	(1,163)	(78)	(1,241)
Cash payments	(151)	(59)	(210)

Balances at August 27, 2003	1,663	—	1,663
Additions (reductions)	(518)	—	(518)
Cash payments	(645)	—	(645)

Balances at August 25, 2004	500	—	500
Additions (reductions)	—	—	—
Cash payments	—	—	—

Balances at February 9, 2005	$500	$—	$500

Note 9. Commitments and Contingencies

Officer Loans

In fiscal 1999, to facilitate the purchase of Luby’s stock by certain Luby’s officers pursuant to Luby’s Incentive Stock Plan, the Company guaranteed loans of approximately $1.9 million related to open-market purchases of Company stock by various officers of the Company pursuant to the terms of a shareholder-approved plan. Under the officer loan program, shares were purchased by certain Luby’s officers with funding obtained from JPMorgan Chase Bank (“JPMorgan”), one of the four members of the bank group that participates in the Company’s credit facility. In accordance with the original terms of the agreements, these instruments only required annual interest to be paid by the individual debtors, with the entire principal balances due upon their respective maturity dates, which occurred during the first three months of calendar 2004, unless extended by the note holders. None of the individual debtors under these officer loan notes are current senior executives or directors of the Company.

The terms of the Company’s agreement with JPMorgan provided that in the event of debtor defaults, the Company would be required to purchase the loans from JPMorgan, and become the holder of the notes. The purchased Company stock has been and could be used by borrowers to satisfy a portion of their loan obligations.

In connection with the refinancing of the Company’s senior indebtedness in June 2004, JPMorgan required the Company to secure its obligation to purchase any loans in default upon demand by JPMorgan in exchange for JPMorgan agreeing to defer the Company’s obligation to purchase the loan until September 30, 2004. The Company secured that obligation with a letter of credit in the amount of $1.2 million, being the aggregate outstanding balance of the loans, plus accrued interest, on June 7, 2004. Prior to September 30, 2004, in anticipation of the maturity of its obligation to purchase the loans, the Company arranged settlement agreements with some of the debtors. Pending the execution of these settlement agreements, JPMorgan granted the Company an extension on its obligation to purchase the loans. On December 14, 2004, the Company purchased all of the outstanding loans from JPMorgan, the letter of credit was cancelled, and the Company established accounts receivable for the amount of the loans purchased. As of February 9, 2005, approximately $527,000 of the loans had been fully repaid under the settlement agreements and approximately $270,000 in loans, net of reserves for uncollectible amounts, were reflected in the Company’s consolidated balance sheet in trade accounts and other receivables, net.

Off-Balance-Sheet Arrangements

As of March 1, 2005, the Company had no off-balance-sheet structured financing arrangements.

Pending Claims

The Company is presently, and from time to time, subject to pending claims and lawsuits arising in the ordinary course of business. In the opinion of management, the resolution of any pending legal proceedings will not have a material adverse effect on the Company’s operations or consolidated financial position.

Surety Bonds

At February 9, 2005, surety bonds in the amount of $5.0 million have been issued as security for the payment of insurance obligations classified as accrued expenses on the balance sheet.

Note 10. Affiliations and Related Parties

Affiliate Services

The CEO and COO of the Company, Christopher J. Pappas and Harris J. Pappas, respectively, own two restaurant entities (the “Pappas Entities”) that may provide services to Luby’s, Inc. as detailed in the Affiliate Services Agreement, effective August 31, 2001 and the Master Sales Agreement, effective July 23, 2002. Under the terms of the Affiliate Services Agreement, the Pappas entities may provide accounting, architectural, and general business services. Under the terms of the Master Sales Agreement, the Pappas entities may provide specialized (customized) equipment fabrication and basic equipment maintenance, including stainless steel stoves, shelving, rolling carts, and chef tables.

The pricing of equipment, repair, and maintenance is established and evaluated periodically and approximates market prices for comparable goods and services. To assist in periodically monitoring pricing of the transactions associated with the Master Sales Agreement and the Affiliate Services Agreement, the Finance and Audit Committee of the Company’s Board of Directors has periodically used independent valuation consultants.

The total costs incurred by the Company under the Master Sales Agreement and the Affiliate Services Agreement were approximately $59,000 during the first two quarters of fiscal 2005 and none for the first two quarters of fiscal 2004.

Operating Leases

In a separate contract from the Affiliate Services Agreement and the Master Sales Agreement, the Company entered into a lease with a three-year term that commenced on June 1, 2001, and ended on May 31, 2004. This lease is currently on a month-to-month basis. The leased property, referred to as the Houston Service Center, is used to accommodate the Company’s own in-house repair and fabrication center. The building at this location has 22,253 square feet of warehouse space and 5,664 square feet of office space. It is leased from the Pappas Entities by the Company at an approximate monthly rate of $0.24 per square foot. From this center, the Company’s repair and service teams are dispatched from this center to the Company’s restaurants when facility or equipment maintenance and servicing are needed. The facility is also used for repair and storage of new and used equipment. The amount paid by the Company pursuant to the terms of this lease was approximately $41,000 for the first two quarters of fiscal 2005 and 2004.

From an unrelated third party, the Company previously leased a location used to house increased equipment inventories due to store closures under the business plan. The Company considered it more prudent to lease this location rather than to pursue purchasing a storage facility, since its strategy is to focus capital expenditures on its operating restaurants. In a separate transaction, the third-party property owner sold the location to the Pappas Entities during the fourth quarter of fiscal 2003, with the Pappas Entities becoming the Company’s landlord for that location effective August 1, 2003. The storage site complements the Houston Service Center with approximately 27,000 square feet of warehouse space at an approximate monthly rate of $0.21 per square foot. The amount paid by the Company pursuant to the terms of this lease was approximately $35,000 in the first two quarters of fiscal 2005 and fiscal 2004.

Late in the third quarter of fiscal 2004, Christopher J. and Harris J. Pappas became partners in a limited partnership which purchased a retail strip center in Houston, Texas. Messrs. Pappas own a 50% limited partnership and a 50% general partnership interest. One of the Company’s restaurants has rented approximately 7% of the space in that center since July 1969. No changes were made to the Company’s lease terms as a result of the transfer of ownership of the center to the new partnership. The amount paid by the Company pursuant to the terms of this lease during the first two quarters of fiscal 2005 was approximately $83,000.

Total rents paid to related parties during the first two quarters of 2005 and 2004 represented 9.2%, and 4.2%, respectively, of total rents for continuing operations.

The following compares current and prior fiscal year-to-date charges incurred under the Master Sales Agreement, the Affiliate Services Agreement, and related party property leases to the Company’s total capital expenditures, as well as relative general and administrative expenses and occupancy and other operating expenses included in continuing operations:

	Two Quarters Ended
	February 9	February 11
	2005	2004
	(168 days)	(168 days)
	(In thousands)
RELATED PARTY COSTS INCURRED:
General and administrative expenses - professional and other costs	$1	$—
Capital expenditures — custom-fabricated and refurbished equipment	48	76
Occupancy and other operating expenses, including property leases	167	78

Total	$216	$154

RELATIVE TOTAL COMPANY COSTS:
General and administrative expenses	$8,783	$9,712
Capital expenditures	3,939	2,568
Occupancy and other operating expenses	45,514	42,516

Total	$58,236	$54,796

RELATED PARTY COSTS INCURRED AS A PERCENTAGE OF RELATIVE TOTAL COMPANY COSTS
Fiscal year to date	0.37%	0.28%

Inception to date	0.24%	—

Subordinated Notes

Refer to Note 7 for information on the subordinated notes.

Board of Directors

Pursuant to the terms of a separate Purchase Agreement, dated March 9, 2001, entered into by and among the Company, Christopher J. Pappas and Harris J. Pappas, the Company agreed to submit three persons designated by Christopher J. Pappas and Harris J. Pappas as nominees for election at the 2002 Annual Meeting of Shareholders. Messrs. Pappas designated themselves and Frank Markantonis as their nominees for directors, all of whom were subsequently elected. Christopher J. Pappas and Harris J. Pappas are brothers. Frank Markantonis is an attorney whose principal client is Pappas Restaurants, Inc., an entity owned by Harris J. Pappas and Christopher J. Pappas.

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

Key Management Personnel

In June 2004, new two-year employment contracts were finalized for Messrs. Pappas. As in the past three years, they will both continue to devote their primary time and business efforts to Luby’s, while maintaining their roles at Pappas Restaurants, Inc.

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

Paulette Gerukos, Director of Human Resources of the Company, is the sister-in-law of Harris J. Pappas, the Chief Operating Officer of the Company.

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

The following table illustrates the effect on net income (loss) and earnings (loss) per share if the Company had converted to the fair-value method of expensing stock options, as alternatively allowed under FAS 123 Accounting for Stock-Based Compensation.

	Quarter Ended		Two Quarters Ended
	February 9,	February 11,	February 9,	February 11,
	2005	2004	2005	2004
	(84 days)	(84 days)	(168 days)	(168 days)
		(In thousands, except per share data)
Net income (loss), as reported	$2,627	$(5,029)	$1,604	$(9,362)
Add: Stock-based employee compensation expense included in reported net income (loss), net of related tax effects(a)	—	293	—	587
Deduct: Total stock-based employee compensation expense determined under fair-value based method for all awards, net of related tax effects(a)	(74)	(411)	(182)	(847)

Pro forma net income (loss)	$2,553	$(5,147)	$1,422	$(9,622)

Earnings per share:
Basic – as reported(b)	0.12	(0.22)	0.07	(0.42)

Basic – pro forma(b)	0.11	(0.23)	0.06	(0.43)

Assuming dilution — as reported(b)	$0.10	$(0.22)	$0.06	$(0.42)

Assuming dilution — pro forma(b)	$0.10	$(0.23)	$0.05	$(0.43)

(a)	Income taxes have been offset by a valuation allowance. See Note 5 of Notes to Consolidated Financial Statements.

(b)	As the Company had net losses for the quarter and two quarters ended February 11, 2004, loss per share assuming dilution equals basic earnings per share since potentially dilutive securities are antidilutive in loss periods.

Note 12. Subsequent Events

On March 14, 2005, the Company completed the sale of an office building in San Antonio, Texas that housed the Company’s corporate offices until December 2004.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s discussion and analysis of financial condition and results of operations should be read in conjunction with the consolidated financial statements and footnotes for the quarter ended February 9, 2005, and the audited financial statements filed on Form 10-K/A for the fiscal year ended August 25, 2004.

Restatement of Financial Statements

The Company completed a review of its historical lease accounting methods to determine whether these methods were in accordance with the views expressed by the Office of the Chief Accountant of the Securities and Exchange Commission (“SEC”) on February 7, 2005 in a letter to the American Institute of Certified Public Accountants and other recent interpretations regarding certain operating lease accounting issues and their application under U.S. Generally Accepted Accounting Principles (“GAAP”). As a result of its review, the Company determined that its historical methods of accounting for scheduled rent increases, and of determining lives used in the calculation of depreciation of leasehold improvements for certain leased properties, were not in accordance with GAAP.

As previously reported, the Company historically recognized scheduled rent increases as they occurred over the lease term. The Company annually reviewed its lease accounting expense calculations to determine whether the amounts it calculated were materially in accordance with GAAP. However, under current interpretation of GAAP, the Company has determined that the lease term used in calculating straight-line rent expense should commence on the date the Company takes possession of the leased space, which is generally six months prior to a store’s opening date. Additionally, the Company has determined that rent expense should be recorded on a straight-line basis over lease periods that are consistent with or greater than the number of periods over which depreciation of leasehold improvements is recorded. Historically, the life used for rent expense purposes in some instances was shorter than the life used for depreciation purposes. Excluding tax impacts, the Company has recorded adjustments to “Other liabilities,” “Property and equipment-at cost, net” and “Retained earnings” on the consolidated balance sheets and to “Occupancy and other operating expenses,” “Depreciation and amortization,” “Provision for asset impairments and restaurant closings” and “Discontinued operations, net of taxes” on the consolidated statements of operations to correct historical accounting methods.

See Note 2 to the consolidated financial statements for summaries of the effects of these accounting corrections on the consolidated statements of operations and cash flows for each of the periods ended February 11, 2004. The accompanying Management’s Discussion and Analysis incorporates the effects of these corrections.

Overview

As of March 1, 2005, the Company operated 134 restaurants under the name “Luby’s.” These establishments are located in close proximity to retail centers, business developments, and residential areas throughout five states, Texas, Arizona, Arkansas, Louisiana and Oklahoma. Of the 134 restaurants, 94 are at locations owned by the Company and 40 are on leased premises. Two of the restaurants primarily serve seafood, one is a steak buffet, three are full-time buffets, nine are cafeteria-style restaurants with all-you-can-eat options, and 119 are traditional cafeterias.

Reclassification

Certain accounts and prior period results have been reclassified to provide a more meaningful comparability to the Company’s current information. Prior period results have been reclassified to show the retroactive effect of discontinued operations per the new business plan. As stores are closed in the future and presented in discontinued operations, quarterly and annual financial amounts, where applicable, will be reclassified for further comparability.

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

The following shows the same-store sales change for comparative historical quarters:

Fiscal 2005		Fiscal 2004
Q2	Q1	Q4	Q3	Q2	Q1

5.6%	4.2%	3.8%	4.8%	1.3%	(2.2)%

In fiscal 2004, the Company chose a strategy based on offering bundled combination meals in lieu of all-you-can-eat promotions offered in fiscal 2003. The strategic change began to show positive results in the second quarter of fiscal 2004 and continued through the second quarter of fiscal 2005. Additionally, the Company’s holiday promotions, which included a focus on Thanksgiving and Christmas in the second quarter and an emphasis on the entire Lenten season in the third quarter, were critical in positively improving the Company’s same-store sales performance.

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

The Company is constantly seeking additional opportunities to lower costs and increase sales. Notwithstanding the positive results of the most recent five quarters, consistent future declines in same-store sales could cause a reduction in operating cash flow. If severe declines in cash flows were to develop in the future, there could be an event of default under the Company’s line of credit and term loan. As a possible result, the lenders may choose to accelerate the maturity of any outstanding obligation and pursue foreclosure on assets pledged as collateral.

RESULTS OF OPERATIONS

Quarter ended February 9, 2005 compared to the quarter ended February 11, 2004

Sales increased approximately $3.8 million, or 5.6%, in the second quarter of fiscal 2005 compared to the same quarter of fiscal 2004. This improvement was attributable to an increase in comparable same-store sales for the Company’s currently operating units. The only units closed during the second quarter of fiscal 2005 were included in the business plan and consequently sales for these units have been reclassified to discontinued operations.

Food costs increased $1.0 million and were flat as a percentage of sales in the second quarter of fiscal 2005 compared with same quarter of fiscal 2004. The Company was able to partially offset higher commodity prices for beef, poultry and dairy in the second quarter of fiscal 2005 by promoting combination meals with favorable cost structures.

Payroll and related costs decreased $544,000 in the second quarter of fiscal 2005 compared with the same quarter in fiscal 2004. As a percentage of sales this represents a decrease of 2.2% in the second quarter of fiscal 2005 compared with same quarter of fiscal 2004. This improvement was the result of enhanced productivity as well as lower workers compensation costs associated with the Company’s in-house claims management program.

Occupancy and other operating expenses increased by $939,000, or 4.4%, in the second quarter of fiscal 2005 compared with the same quarter of fiscal 2004. As a percentage of sales this equates to a decrease of 0.3%. This increase was driven primarily by higher advertising costs associated with the Company’s television marketing campaign and increased utility costs due to rising natural gas prices. These increases were partially offset by lower expenses for repairs and maintenance and general liability insurance.

Depreciation and amortization expense decreased by approximately $236,000, or 6.1%, in the second quarter of fiscal 2005 compared with the same quarter in fiscal 2004 as a result of a reduction in the depreciable base of the Company’s property, plant and equipment.

General and administrative expenses decreased by approximately $384,000, or 7.6%, in the second quarter of fiscal 2005 compared with the same quarter in fiscal 2004. This was due to two factors. During the prior fiscal year period, the Company incurred substantial consulting fees associated with its debt refinancing. Compensation expense also declined as stock option expense was fully recognized in previous periods.

The provision for asset impairments and restaurant closings decreased by approximately $842,000. During the second quarter of fiscal 2005, a charge for $250,000 was taken relating to expected lease termination costs for an operating unit.

Interest expense decreased $1.1 million, or 53.6%, as a result of the Company’s considerable reduction in outstanding debt and lower interest rates following the prior year’s refinancing.

Other income was essentially flat, with increased sales tax discounts offsetting a decline in rental income.

During the second quarter of fiscal 2005, the Company incurred costs of approximately $308,000 related to the relocation of its headquarters. No such costs were incurred during the comparable period in 2004.

Since fiscal year 2002, no income taxes have been recognized because the realization of loss carryforward utilization is uncertain. (See Note 5 of the Notes to Consolidated Financial Statements.)

The loss from discontinued operations decreased by $3.3 million in the second quarter of fiscal 2005 compared with the same quarter in fiscal 2004 principally due to substantial impairments taken in fiscal 2004 relating to stores closed under the Company’s business plan in fiscal 2004. During the second quarter of 2005, losses associated with discontinued operations were offset by $1.4 million in gains recognized on the sale of related properties. The gains and loss impairments recorded in this category relate to properties closed after the Company’s implementation of FAS 144.

Two Quarters ended February 9, 2005 compared to the two quarters ended February 11, 2004

Sales increased approximately $6.7 million, or 4.9%, for the first two quarters of fiscal 2005 compared to the same two quarters of fiscal 2004. This improvement was attributable to an increase in comparable same-store sales for the Company’s currently operating units. The only units closed during the first two quarters of fiscal 2005 were included in the business plan and consequently sales for these units have been reclassified to discontinued operations.

Food costs increased $2.5 million, or 6.8%, in the first two quarters of fiscal 2005 compared with the same two quarters of fiscal 2004. As a percentage of sales, food costs increased from 27.0% to 27.4%, primarily because of higher commodity prices for produce, beef, pork and dairy products. During the second quarter of fiscal year 2005, the Company promoted combination meals with favorable cost structures, which partially offset the impact of higher commodity prices.

Store-level hourly payroll and related costs decreased $471,000 compared with the prior year fiscal period. As a percentage of sales, these costs decreased from 27.9%, to 26.2%, in the first two quarters of fiscal 2005 compared with the same two quarters of fiscal 2004. The Company benefited from lower worker injury claims expenses and enhanced productivity during fiscal 2005.

Occupancy and other operating expenses increased by $3.0 million, or 7.1%, for the first two quarters of fiscal 2005 compared to the same two quarters of fiscal 2004. As a percentage of sales this equates to an increase of 0.6%, driven predominantly by higher advertising costs associated with the Company’s television marketing campaign, as well higher utilities expenses caused by rising natural gas prices.

Depreciation and amortization expense decreased by approximately $559,000, or 7.2%, in the first two quarters of fiscal 2005 compared with the same two quarters of fiscal 2004 due to a reduction in the depreciable base of the Company’s property, plant and equipment.

General and administrative expenses decreased by approximately $929,000, or 9.6%, in the first two quarters of fiscal 2005 compared with the same two quarters of fiscal 2004. During the prior year period, the Company incurred substantial consulting fees associated with its debt refinancing. Compensation expense also declined, as stock option expense was fully recognized in previous periods.

The provision for asset impairments and restaurant closings decreased by approximately $1.1 million, in the first two quarters of fiscal 2005 compared with the same two quarters of fiscal 2004. During the first two quarters of 2005, a charge for $250,000 was taken relating to expected lease termination costs for a currently operating unit.

Interest expense decreased $2.7 million, or 62.0%, in the first two quarters of fiscal 2005 compared with the same two quarters of fiscal 2004 as a result of the Company’s considerable reduction in outstanding debt and lower interest rates following the prior year’s refinancing.

Other income decreased by approximately $303,000 in the first two quarters of fiscal 2005 compared with the same two quarters of fiscal 2004 primarily due to losses recognized on the write off of store equipment in the current fiscal year.

During the first two quarters of 2005, the Company incurred costs of approximately $580,000 related to the relocation of its headquarters. No such costs were incurred during the comparable period in 2004.

Since fiscal year 2002, no income taxes have been recognized because the realization of loss carry forward utilization is uncertain. (See Note 4 of the Notes to Consolidated Financial Statements.)

The loss from discontinued operations decreased by $5.2 million in the first two quarters of fiscal 2005 compared with the same two quarters of fiscal 2004 principally due to substantial impairments taken in the prior year relating to stores closed under the Company’s business plan in fiscal 2004. During 2005, losses associated with discontinued operations were largely offset by $2.2 million in gains recognized on the sale of related properties. The gains and loss impairments recorded in this category relate to properties closed after the Company’s implementation of FAS 144.

EBITDA

The Company’s operating performance is evaluated using several measures. One of those measures, EBITDA, is a non-GAAP financial measure that is derived from the Company’s Income (Loss) From Operations which is a GAAP measurement. EBITDA has historically been used by the Company’s lenders to measure compliance with certain financial debt covenants, and the Company believes that EBITDA provides a meaningful measure of liquidity, providing additional information regarding the Company’s cash earnings from ongoing operations and the Company’s ability to service its long-term debt and other fixed obligations. The Company’s senior debt agreements define EBITDA as the consolidated income (loss) from operations set forth in the Company’s consolidated statements of operations before depreciation, amortization, other noncash expenses, interest expense, taxes, noncash income and extraordinary gains or losses, and other nonrecurring items of income or expense as approved by the required lenders.

EBITDA increased $2.2 million in the second quarter of fiscal 2005 compared to the second quarter of fiscal 2004, due to the reasons discussed in the Results of Operations section above.

The following table reconciles the Company’s non-GAAP financial measure, EBITDA, with Income (loss) from Operations, prepared in accordance with GAAP.

	Quarter Ended		Two Quarters Ended
	February 9,	February 11,	February 9,	February 11,
	2005	2004	2005	2004
	(84 days)	(84 days)	(168 days)	(168 days)
		(In thousands)
Income (loss) from operations	$3,177	$(71)	$3,444	$68
Plus excluded items:
Provision for (reversal of) asset impairments and restaurant closings	221	1,063	221	1,339
Relocation and voluntary severance costs	308	—	580	—
Depreciation and amortization	3,605	3,841	7,177	7,736
Noncash executive compensation expense	—	294	—	588

EBITDA	$7,311	$5,127	$11,422	$9,731

As noted previously, prior year amounts have been reclassified to conform to the current year presentation, including the applicable reclassifications of store activity discontinued in accordance with the implementation of the business plan. While the Company and many in the financial community consider EBITDA to be an important measure of operating performance, it should be considered in addition to, but not as a substitute for or superior to, other measures of financial performance prepared in accordance with U.S. generally accepted accounting principles, such as operating income, net income and cash flows from operating activities. In addition, the Company’s definition of EBITDA is not necessarily comparable to similarly titled measures reported by other companies.

LIQUIDITY AND CAPITAL RESOURCES

The Company had a working capital deficit of $15.3 million as of February 9, 2005, improving $8.7 million from the $24.0 million deficit as of August 25, 2004. Over this period, cash and cash equivalents increased by approximately $2.6 million and short-term investments increased by $2.2 million. The improvement in liquidity resulted primarily from cash generated by operations, net of capital expenditures and debt interest costs. The Company’s future working capital requirements are expected to be met through cash flows from operations and the available line of credit.

Capital expenditures for the first two quarters of fiscal year 2005 were $3.9 million. Consistent with prior periods, the Company used most of its capital funds to maintain its investment in existing operating units. Based on the business plan, the

Company expects to fund all capital expenditures in fiscal 2005 using cash flows from operations and expects to spend a total of approximately $12.0 million to $14.0 million on capital expenditures in fiscal 2005.

At February 9, 2005, the Company’s outstanding senior debt balance was $46.6 million. From its revolving line of credit, the Company had an outstanding debt balance of $32.0 million. This level is up from the from the fiscal 2004 year end balance of $28.0 million. The increase is attributable to a $4.0 million draw against the line of credit at the beginning of February 2005 to fund over $5.2 million in annual property tax obligations paid in January 2005. Of the $50.0 million total commitment under the line of credit, $18.0 million was available to the Company at February 9, 2005.

On its term loan, the Company had an outstanding debt balance of $14.6 million. This level is down $8.9 million from the fiscal 2004 year-end balance of $23.5 million. The reduction was made from proceeds received on the sale of properties.

CRITICAL ACCOUNTING POLICIES

The Company prepares consolidated financial statements in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and reported amounts of sales and expenses during the reporting period. Actual results could differ from those estimates.

Critical accounting policies are those that management believes are the most important to the portrayal of our financial condition and operating results, and require management’s most difficult, subjective or complex judgments, often due to the necessity to make estimates about matters that are inherently uncertain.

Insurance Accruals

The company self-insures a significant portion of expected losses under its workers compensation and general liability programs. The Company maintains insurance coverage with third party carriers to limit its per-occurrence claim exposure. Accrued liabilities have been recorded based upon our estimate of the ultimate costs to settle incurred claims.

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

Impairment of Long Lived Assets

Statement of Financial Accounting Standards (SFAS) No. 144 requires the Company to review long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company considers a history of operating losses or negative cash flows and unfavorable changes in market conditions to be its main indicators of potential impairment in accordance with Company guidelines. Assets are generally evaluated for impairment at the restaurant level. Management periodically reviews the financial performance of each store for indicators of impairment or indicators that closure would be appropriate. Where indicators are present, such as three full fiscal years of negative cash flows or other unfavorable market conditions, the carrying values of assets are written down to the estimated future discounted cash flows or fully written off in the case of negative cash flows anticipated in the future. Estimated future cash flows are based upon regression analyses generated from similar restaurant companies, discounted at the Company’s weighted-average cost of capital.

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

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains statements that are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Act of 1933, as amended. All statements contained in this Form 10-Q, other than statements of historical facts, are “forward-looking statements” for purposes of these provisions, including any statements regarding:

•	the Company’s future operating results;

•	the Company’s future capital expenditures;

•	reducing the Company’s debt, including the Company’s liquidity and the sources and availability of funds to reduce its debt;

•	future sales of the Company’s assets and the gains or losses that the Company may recognize as a result of any such sales; and

•	the Company’s continued compliance with the terms of its credit facility, term loan and subordinated notes.

In some cases, you can identify these statements by forward-looking words such as “anticipate,” “believe,” “could,” estimate,” “expect,” “intend,” “outlook,” “may,” “should,” “will” and “would” or similar words. Forward-looking statements are based on certain assumptions and analyses made by the Company’s management in light of their experience and perception of historical trends, current conditions, expected future developments and other factors they believe are relevant. Although management believes that their assumptions are reasonable based on information currently available, those assumptions are subject to significant risks and uncertainties, many of which are outside of the Company’s control. The following factors, as well as any other cautionary language in this Form 10-Q, provide examples of risks, uncertainties and events that may cause the Company’s actual financial and operational results to differ materially from the expectations describes in the Company’s forward-looking statements:

•	general business and economic conditions;

•	the impact of competition;

•	the success of the Company’s operating initiatives;

•	fluctuations in the costs of commodities, including beef, poultry, seafood, dairy, cheese and produce;

•	increases in utility costs, including the costs of natural gas and other energy supplies;

•	changes in the availability and cost of labor;

•	the seasonality of the Company’s business;

•	changes in governmental regulations, including changes in minimum wages;

•	the affects of inflation;

•	the availability of credit;

•	unfavorable publicity relating to the Company’s operations, including publicity concerning food quality, illness or other health concerns or labor relations; and

•	the continued service of key management personnel.

Each forward-looking statement speaks only as of the date of this Form 10-Q, and the Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. You should be aware that the occurrence of the events described above and elsewhere in this Form 10-Q could have material adverse effect on the Company’s business, results of operations, cash flows and financial condition.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company is exposed to market risk from changes in interest rates affecting its variable-rate debt. As of February 9, 2005, $56.6 million, the total amount of debt subject to interest rate fluctuations, was outstanding under its senior debt and subordinated notes. Assuming a consistent level of debt, a 1% change in interest rates effective from the beginning of the fiscal year would result in an increase or decrease in annual interest expense of approximately $566,000.

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

Restatement of previously issued financial statements to reflect the correction of misstatement is a strong indicator of the existence of a material weakness in internal control over financial reporting as defined in the Public Company Accounting Oversight Board’s Auditing Standard No. 2, “An Audit of Internal Control Over Financial Reporting Performed in Conjunction With an Audit of Financial Statements.” In light of the determination that previously issued financial statements should be restated, the Company’s management concluded that a material weakness in internal control over financial reporting existed as of February 9, 2005, and disclosed that matter to the Audit Committee and to the Company’s independent registered public accounting firm.

Management has concluded that the Company has remediated the material weakness by evaluating its lease accounting methods, and correcting its methods of accounting for rent expense, and of determining lives used in the calculation of depreciation of leasehold improvements for certain leased properties.

Evaluation of Disclosure Control and Procedures

The Company’s management, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of February 9, 2005. In making this evaluation, the Company’s management considered the issue discussed above, together with the remedial steps the Company has taken. Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, because of the material weakness discussed above, as of February 9, 2005, the Company’s disclosure controls and procedures were not effective in recording, processing, summarizing and reporting information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control over Financial Reporting

Except as discussed above, there were no changes in the Company’s internal control over financial reporting during the quarter ended February 9, 2005 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II - OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

     The Company’s Proxy Statement dated December 17, 2004 for the Annual Meeting of Shareholders held on January 20, 2005, as filed with the Securities and Exchange Commission on December 17, 2004, is incorporated herein by reference.

(a)	The Annual Meeting of Shareholders of the Company was held on January 20, 2005.

(b)	Each of the following nominees, described in the Proxy Statement referenced above, was elected a director to hold office until the next Annual Meeting of Shareholders or until his or her successor is elected and qualified.

		Votes Against
	Votes For	or Withheld
Judith B. Craven	17,893,461	3,210,709
Arthur R. Emerson	18,229,904	2,874,266
Frank Markantonis	18,207,393	2,896,776
Gasper Mir, III	18,216,021	2,888,149

In addition, Jill Griffin, J.S.B. Jenkins, Joe C. McKinney, Christopher J. Pappas, Harris J. Pappas and Jim W. Woliver continue to serve as directors.

(c)	Ratification of appointment of Ernst & Young LLP as independent auditor for the 2005 fiscal year

Votes For	20,962,924
Votes Against	120,622
Votes Abstained	20,625
Broker Nonvotes	1

(d)	Approve the amendment and restatement of the Amended and Restated Non-employee Director Stock Plan

Votes For	7,799,065
Votes Against	5,463,288
Votes Abstained	416,029
Broker Nonvotes	7,425,790

(e)	Approve a non-binding shareholder proposal to declassify the elections of directors

Votes For	7,905,841
Votes Against	5,582,255
Votes Abstained	190,289
Broker Nonvotes	7,425,788

Item 6. Exhibits

The following exhibits are filed as a part of this Report:

10(ee)	Amended and Restated Non-employee Director Stock Plan.

31.1	Rule 13a-14(a)/15d-14(a) certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Rule 13a-14(a)/15d-14(a) certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Section 1350 certification of the Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Section 1350 certification of the Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LUBY’S, INC.
(Registrant)

Date: March 28, 2005	By:	/s/ Christopher J. Pappas

Christopher J. Pappas
President and
Chief Executive Officer

Date: March 28, 2005	By:	/s/ Ernest Pekmezaris

Ernest Pekmezaris
Senior Vice President and
Chief Financial Officer