Form 10-Q
period 2005-05-04
LUBYS INC
filed 2005-06-10
CIK 16099

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 4, 2005
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

As of June 1, 2005, there were 22,631,858 shares of the registrant’s Common Stock outstanding, which does not include 4,902,209 treasury shares.

Luby’s, Inc.
Form 10-Q
Quarter ended May 4, 2005

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

Part I - FINANCIAL INFORMATION

Item 1. Financial Statements

Luby’s, Inc.
Consolidated Balance Sheets
(In thousands except share and per share amounts)

	May 4,	August 25,
	2005	2004
		(Restated,
		see Note 2)

	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents (see Note 4)	$5,995	$3,311
Short-term investments (see Note 4)	2,284	2,284
Trade accounts and other receivables, net	252	101
Food and supply inventories	2,037	2,092
Prepaid expenses	1,189	1,028
Deferred income taxes (see Note 5)	256	1,073

Total current assets	12,013	9,889
Property, plant, and equipment, net (see Note 6)	187,786	194,042
Property held for sale (see Note 9)	11,267	24,594
Investments and other assets	1,797	3,756

Total assets	$212,863	$232,281

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$15,129	$15,888
Accrued expenses and other liabilities	16,438	18,006

Total current liabilities	31,567	33,894
Credit facility debt (see Note 7)	29,800	28,000
Term debt (see Note 7)	—	23,470
Convertible subordinated notes, net-related party (see Note 7)	1,964	2,091
Other liabilities	9,107	9,715
Deferred income taxes (see Note 5)	4,368	5,061
Reserve for restaurant closings (see Note 9)	500	500

Total liabilities	77,306	102,731

SHAREHOLDERS’ EQUITY

Common stock, $.32 par value; authorized 100,000,000 shares, issued 27,539,067 shares at May 4, 2005 and 27,410,567 shares at August 25, 2004, respectively	8,812	8,771
Paid-in capital	43,567	43,564
Retained earnings	187,294	181,986
Less cost of treasury stock, 4,902,209 shares at May 4, 2005 and 4,933,063 shares at August 25, 2004 in 2004	(104,116)	(104,771)

Total shareholders’ equity	135,557	129,550

Total liabilities and shareholders’ equity	$212,863	$232,281

See accompanying notes.

Luby’s, Inc.
Consolidated Statements of Operations (unaudited)
(In thousands except share and per share data)

	Quarter Ended		Three Quarters Ended
	May 4,	May 5,	May 4,	May 5,
	2005	2004	2005	2004
		(Restated,		(Restated,
		see Note 2)		see Note 2)

	(84 days)	(84 days)	(252 days)	(252 days)
SALES	$77,029	$72,345	$219,093	$207,563

COSTS AND EXPENSES:
Cost of food	20,365	19,245	59,309	55,632
Payroll and related costs	19,251	19,143	56,496	56,816
Other operating expenses	23,202	21,959	68,799	64,188
Depreciation and amortization	3,425	3,707	10,602	11,425
Relocation and voluntary severance costs	75	—	655	—
General and administrative expenses	4,455	4,333	13,238	14,045
Provision for (reversal of) asset impairments and restaurant closings (see Note 9)	(367)	(569)	(396)	456

	70,406	67,818	208,703	202,562

INCOME FROM OPERATIONS	6,623	4,527	10,390	5,001
Interest expense	(773)	(2,060)	(2,435)	(6,437)
Other income, net	269	209	459	702

Income (loss) from continuing operations before income taxes	6,119	2,676	8,414	(734)
Provision (benefit) for income taxes (see Note 5)	—	—	—	—

Income (loss) from continuing operations	6,119	2,676	8,414	(734)
Discontinued operations, (see Note 9)	(2,415)	(2,301)	(3,106)	(8,252)

NET INCOME (LOSS)	$3,704	$375	$5,308	$(8,986)

Income (loss) per share - before discontinued operations - basic	$0.27	$0.12	$0.37	$(0.03)
- assuming dilution(a)	0.24	0.12	0.34	(0.03)

Loss per share - from discontinued operations - basic	$(0.11)	$(0.10)	$(0.14)	$(0.37)
- assuming dilution(a)	(0.09)	(0.10)	(0.12)	(0.37)

Net income (loss) per share
- basic	$0.16	$0.02	$0.23	$(0.40)
- assuming dilution(a)	0.15	0.02	0.22	(0.40)

Weighted average shares outstanding:
- basic	22,632	22,470	22,578	22,470
- assuming dilution(a)	26,671	22,652	26,635	22,470

(a)	In loss periods, earnings per share assuming dilution equals basic earnings per share since potentially dilutive securities are antidilutive. See Note 12

See accompanying notes.

Luby’s, Inc.
Consolidated Statements of Shareholders’ Equity (unaudited)
(In thousands)

	Common Stock						Total
	Issued		Treasury		Paid-In	Retained	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Earnings	Equity

BALANCE AT AUGUST 25, 2004	27,411	$8,771	(4,933)	$(104,771)	$43,564	$181,986	$129,550
Net income for the year to date	—	—	—	—	—	5,308	5,308
Common stock issued under nonemployee director benefit plans	—	—	31	655	(655)	—	—
Common stock issued under employee benefit plans	128	41	—	—	658	—	699

BALANCE AT May 4, 2005	27,539	$8,812	(4,902)	$(104,116)	$43,567	$187,294	$135,557

See accompanying notes.

Luby’s, Inc.
Consolidated Statements of Cash Flows (unaudited)
(In thousands)

	Three Quarters Ended
	May 4,	May 5,
	2005	2004
		(Restated,
		see Note 2)

	(84 days)	(84 days)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$5,308	$(8,986)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
(Reversal of) provision for asset impairments, net of gains on property sales - discontinued operations	(1, 473)	2,965
Provision for asset impairments	—	770
Depreciation and amortization - discontinued operations	236	578
Depreciation and amortization - continuing operations	10,602	11,425
Amortization of discount on convertible subordinated notes	(127)	1,703
(Gain) loss on disposal of property, plant, and equipment	(115)	45
Noncash executive compensation expense	—	679

Cash provided by operating activities before changes in operating assets and liabilities	14,431	9,179
Changes in operating assets and liabilities:
(Increase) decrease in trade accounts and other receivables	(151)	159
Decrease (increase) in food and supply inventories	55	(98)
(Increase) decrease in prepaid expenses	(161)	226
Decrease in other assets	1,959	421
(Decrease) increase in accounts payable	(679)	1,159
Decrease in accrued expenses, other liabilities and deferred income taxes payable	(2,052)	(4,923)
Decrease in reserve for restaurant closings	—	(1,163)

Net cash provided by operating activities	13,402	4,960

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from disposal of property held for sale	15,789	11,175
Purchases of property, plant, and equipment	(5,536)	(4,291)
Proceeds from disposal of property, plant, and equipment	—	100

Net cash provided by investing activities	10,253	6,984

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds on line of credit, net	1,800	—
Repayment of term debt	(23,470)	—
Repayment of credit facility	—	(13,069)
Proceeds received on exercise of stock options	699	—

Net cash used in financing activities	(20,971)	(13,069)

Net increase in cash	2,684	(1,126)
Cash at beginning of period	3,311	19,085

Cash at end of period	$5,995	$17,959

See accompanying notes.

Luby’s, Inc.
Notes to Consolidated Financial Statements (unaudited)
May 4, 2005

Note 1. Basis of Presentation

The accompanying unaudited consolidated financial statements of Luby’s, Inc. (the “Company” or “Luby’s”) have been prepared in accordance with U.S. Generally Accepted Accounting Principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements as are prepared for the Company’s Annual Report on Form 10-K. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the quarter and fiscal year-to-date ended May 4, 2005, are not necessarily indicative of the results that may be expected for the fiscal year ending August 31, 2005.

The balance sheet dated August 25, 2004, and included in this Form 10-Q, has been derived from the audited financial statements at that date. However, this Form 10-Q does not include all of the information and footnotes required by GAAP for an annual filing of complete financial statements. Therefore, these financial statements should be read in conjunction with the consolidated financial statements and footnotes included in Luby’s Annual Report on Forms 10-K and 10-K/A for the year ended August 25, 2004.

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

Note 2. Restatement of Financial Statements

During the second quarter of fiscal 2005, like many other retail and restaurant companies that operate properties on long-term leases, the Company completed a review of its historical lease accounting methods. The purpose of the review was to determine whether these methods were in accordance with the views expressed by the Office of the Chief Accountant of the Securities and Exchange Commission (“SEC”) on February 7, 2005 in a letter to the American Institute of Certified Public Accountants and other recent interpretations regarding certain operating lease accounting issues and their application under GAAP. As a result of its review, the Company determined that its historical methods of accounting for scheduled rent increases, and of determining lives used in the calculation of depreciation of leasehold improvements for certain leased properties, were not in accordance with GAAP.

The Company historically recognized scheduled rent increases as they occurred over the lease term. The Company annually reviewed its lease accounting expense calculations to determine whether the amounts calculated were materially in accordance with GAAP. However, under current interpretations of GAAP, the Company determined that the lease term used in calculating straight-line rent expense should commence on the date the Company takes possession of the leased space, which is generally six months prior to a store’s opening date. Additionally, the Company determined that rent expense should be recorded on a straight-line basis over lease periods that are consistent with or greater than the number of periods over which depreciation of leasehold improvements is recorded. Historically, the life used for rent expense purposes in some instances was shorter than the life used for depreciation purposes.

The Company has restated the consolidated statements of operations and cash flows for periods ended May 5, 2004 and the Company’s consolidated balance sheet as of August 25, 2004.

Following is a summary of the effects of these accounting corrections on the consolidated balance sheet as of August 25, 2004 and the consolidated statements of operations for the fiscal quarter and three fiscal quarters ended May 5, 2004 (in thousands):

	Previously
August 25, 2004	Reported	Adjustments	Restated

Property and equipment-at cost, net	$196,541	$(2,499)	$194,042
Total assets	234,780	(2,499)	232,281
Accrued expenses and other liabilities	25,280	(7,274)	18,006
Total current liabilities	41,168	(7,274)	33,894
Other liabilities	5,385	4,330	9,715
Long-term deferred income tax liability	1,073	3,988	5,061
Total liabilities	101,687	1,044	102,731
Retained earnings	185,529	(3,543)	181,986
Total shareholders’ equity	133,093	(3,543)	129,550
Total liabilities and shareholders’ equity	$234,780	$(2,499)	$232,281

	Previously
Fiscal quarter ended May 5, 2004	Reported	Adjustments	Restated

Occupancy and other operating expenses	$21,986	$(27)	$21,959
Depreciation and amortization	3,672	35	3,707
Income (loss) from operations	4,535	(8)	4,527
Income (loss) before income taxes	2,684	(8)	2,676
Income (loss) from continuing operations	2,684	(8)	2,676
Discontinued operations, net of taxes	(2,303)	2	(2,301)
Net income (loss)	$381	$(6)	$375

	Previously
Three fiscal quarters ended May 5, 2004	Reported	Adjustments	Restated

Occupancy and other operating expenses	$64,269	$(81)	$64,188
Depreciation and amortization	11,320	105	11,425
Income (loss) from operations	5,025	(24)	5,001
Income (loss) before income taxes	(710)	(24)	(734)
Income (loss) from continuing operations	(710)	(24)	(734)
Discontinued operations, net of taxes	(8,416)	164	(8,252)
Net income (loss)	$(9,126)	$140	$(8,986)

These accounting corrections had no effect on net cash (used in) provided by operating activities, investing activities or financing activities, as stated in the consolidated statements of cash flows.

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

Note 4. Cash and Cash Equivalents and Short-Term Investments

The Company manages its cash and cash equivalents and short-term investments jointly in order to internally fund operating needs. Short-term investments as of May 4, 2005, and August 25, 2004, consisted primarily of time deposits. As of May 4, 2005, approximately $2.3 million of the Company’s $8.3 million in cash and cash equivalents and short-term investments was pledged as collateral for four separate letters of credit. There have been no draws upon these letters of credit.

	May 4,	August 25,
	2005	2004
	(In thousands)
Cash and cash equivalents	$5,995	$3,311
Short-term investments	2,284	2,284

Total cash and cash equivalents and short-term investments	$8,279	$5,595

Note 5. Income Tax

Following is a summarization of deferred income tax assets and liabilities as of the current quarter and prior fiscal year-end:

	May 4,	August 25,
	2005	2004
	(In thousands)
Deferred long-term income tax liability	(4,368)	(5,061)
Plus: Deferred short-term income tax asset	256	1,073

Net deferred income tax liability	$(4,112)	$(3,988)

The following table details the categories of income tax assets and liabilities resulting from the cumulative tax effects of temporary differences as of the end of each period presented:

	May 4,	August 25,
	2005	2004
	(In thousands)
Deferred income tax assets:
Workers’ compensation, employee injury, and general liability claims	$1,996	$2,552
Deferred compensation	2,302	2,302
Asset impairments and restaurant closure reserves	11,493	14,636
Net operating losses	19,472	16,032
General Business Credits	568	529
Other	1,529	1,557

Subtotal	37,360	37,608
Valuation allowance	(19,687)	(18,432)

Total deferred income tax assets	17,673	19,176

Deferred income tax liabilities:
Depreciation and amortization	19,187	21,293
Other	2,598	1,871

Total deferred income tax liabilities	21,785	23,164

Net deferred income tax liability	$4,112	$3,988

Relative only to continuing operations, the reconciliation of the expense (benefit) for income taxes to the expected income tax expense (benefit) — computed using the statutory tax rate — was as follows:

		Quarter Ended			Three Quarters Ended
	May 4,		May 5,		May 4,		May 5,
	2005		2004		2005		2004
	Amount	%	Amount	%	Amount	%	Amount	%
	(In thousands and as a percent of income (loss) from continuing operations before income taxes.)
Income tax expense (benefit) from continuing operations at federal rate	$2,142	35.0%	$937	35.0%	$2,945	35.0%	$(257)	(35.0)%

Permanent and other differences	4	0.1	216	8.1	11	0.1	645	87.9

Change in valuation allowance	(2,146)	(35.1)	(1,153)	(43.1)	(2,956)	(35.1)	(388)	(52.9)

Income tax expense (benefit) from continuing operations	$—	—%	$—	—%	$—	—%	$—	—%

For the three quarters ended May 4, 2005, including both continuing and discontinued operations, the Company generated gross taxable operating losses of approximately $10.0 million, which will expire in 2025 if not utilized. Cumulative net tax benefits for book purposes are netted against a valuation allowance because loss carrybacks were exhausted with the fiscal 2002 tax filing, making the realization of loss carryforwards uncertain.

For the fiscal years 2003 and 2004, including both continuing and discontinued operations, the Company generated gross taxable operating losses of approximately $31.7 million and $3.8 million, respectively, which will expire in 2023 and 2024, respectively, if not utilized.

The Company’s federal income tax returns have been periodically reviewed by the Internal Revenue Service. The Company’s 2002, 2001, and 2000 returns are currently under review. Management believes that adequate provisions for income taxes have been reflected in the financial statements and management is not aware of any significant exposure items that have not been reflected in the financial statements.

Note 6. Property, Plant, and Equipment

The cost and accumulated depreciation and amortization of property, plant, and equipment at May 4, 2005, and August 25, 2004, together with the related estimated useful lives used in computing depreciation and amortization, were as follows:

	May 4,	August 25,	Estimated
	2005	2004	Useful Lives
	(In thousands)
Land	$51,536	$51,536	—
Restaurant equipment and furnishings	110,139	107,481	3 to 15 years
Buildings	177,219	180,210	20 to 25 years
Leasehold and leasehold improvements	18,901	20,859	Term of leases
Office furniture and equipment	3,679	6,845	5 to 10 years
Transportation equipment	403	421	5 years

	361,877	367,352
Less accumulated depreciation and amortization	(174,091)	(173,310)

Property, plant and equipment	$187,786	$194,042

Note 7. Debt

Senior Debt

In the fourth quarter of fiscal 2004, the Company refinanced its senior debt with two separate loan facilities. The first was a secured $50 million revolving line of credit facility (“revolver”) maturing on June 7, 2007 and bearing interest at LIBOR, or the bank’s alternate base rate, plus a spread. At May 4, 2005 the spread was 3.0% for LIBOR and 1.5% for the alternate base rate, and the outstanding principal balance on the revolver was $29.8 million. Of the $50 million total commitment under the revolver, $20.2 million was available to the Company at May 4, 2005. The Company also pays a quarterly commitment fee on the unused portion of the facility.

The second loan facility was a secured $27.9 million term loan maturing on June 7, 2007 and bearing interest at LIBOR plus a spread. The Company was required to make periodic principal payments using all of the net proceeds from the sale of scheduled properties and any remaining balance at the loan’s maturity. On April 1, 2005 the Company completely repaid and terminated its term loan facility. The amount of the final repayment amount was $10.4 million, which was funded by a draw down from the revolver, cash generated from operations, and proceeds from the disposal of properties held for sale

At May 4, 2005, total senior debt outstanding was $29.8 million. This debt level is down $21.7 million from the balance outstanding at August 25, 2004 and down $16.8 million from the balance outstanding at the end of the second quarter of fiscal 2005. Net proceeds from the sale of properties and cash generated from operations were used to fund the debt reductions.

The revolver contains financial performance covenants including leverage and interest coverage ratios, as well as limitations on capital expenditures. As of May 4, 2005, the Company was in full compliance with all covenants.

Pursuant to the terms of the Subordination and Intercreditor Agreement, dated June 7, 2004, if the new senior debt were to be in default some time in the future, Christopher J. And Harris J. Pappas have a contractual right (but no obligation) to purchase those loans.

At May 4, 2005, substantially all of the Company’s real estate assets were pledged as collateral under the revolving line of credit. The pledged assets include the Company’s owned real estate, improvements, equipment, and fixtures.

Subordinated Notes

In the fourth quarter of fiscal 2001, the Company’s President and CEO, Christopher J. Pappas, and the Company’s COO, Harris J. Pappas, loaned the Company a total of $10 million in exchange for convertible subordinated notes. The notes, as initially executed, bore interest at LIBOR plus 2.0%, payable quarterly. During the fourth quarter of fiscal 2004, these notes were modified in connection with the refinancing of the Company’s senior debt.

The modified seven-year notes call for interest of prime plus 5.0% when the senior debt equals or exceeds $60 million and prime plus 4.0% when the senior debt is less than $60 million. In either case, the rate cannot exceed 12.0%. As of May 4, 2005, the interest rate applicable to the notes was 9.5% (prime plus 4.0%).

At the earliest of June 7, 2005, a default under the senior debt, or a “change in control” as defined in the amended notes, the subordinated notes become convertible at a price of $3.10 per share for approximately 3.2 million shares of common stock. The market price of the Company’s common stock on the commitment date (as determined by the closing price on the New York Stock Exchange) was $5.63 per share. The difference between the market price and the lowest possible strike price of $3.10, or $2.53 per share, multiplied by the relative number of convertible shares equals approximately $8.2 million, which represents the beneficial conversion feature. This amount has been recorded as both a component of paid-in capital and a discount from the $10 million in subordinated notes. The note discount is being amortized using the effective interest method as non-cash interest expense over the term of the subordinated notes.

The carrying value of the notes, net of the unamortized discount, was approximately $2.0 million at May 4, 2005. The notes are convertible by the holder in the following instances: (i) at any time prior to June 2011, in whole or in part (unless a notice of prepayment has been given with respect to the note or some portion thereof), and (ii) at any time after delivery of a notice of prepayment is to be made and prior to the close of business on the second business day preceding the date of the proposed prepayment, to convert the amount to be prepaid, in whole or in part (unless the Company subsequently fails to make the prepayment on the date of the proposed prepayment in which event the ability to convert terminates as to such prepayment event.)

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

Note 8. Commitments and Contingencies

Off-Balance-Sheet Arrangements

As of June 1, 2005, the Company had no off-balance-sheet structured financing arrangements.

Pending Claims

The Company is presently, and from time to time, subject to pending claims and lawsuits arising in the ordinary course of business. In the opinion of management, the resolution of any pending legal proceedings will not have a material adverse effect on the Company’s operations or consolidated financial position. It is possible, however that our future results of operations for a particular quarter or fiscal year could be impacted by changes in circumstances relating to lawsuits, proceedings or claims.

Surety Bonds

At May 4, 2005, surety bonds in the amount of $5.0 million have been issued as security for the payment of insurance obligations classified as accrued expenses on the balance sheet.

Letters of Credit

As of May 4, 2005, the Company has approximately $2.3 million committed under letters of credit.

Note 9. Impairment of Long-Lived Assets and Store Closings / Discontinued Operations

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

In the third quarter of fiscal 2005, the Company completed the sale of its former corporate office building and recognized a gain of approximately $367,000 on the disposal. The following summarizes the provision for impairments and restaurant closings for the periods presented:

	Quarter Ended		Three Quarters Ended
	May 4,	May 5,	May 4,	May 5,
	2005	2004	2005	2004
	(84 days)	(84 days)	(252 days)	(252 days)
		(In thousands except per share amounts)
Provision for asset impairments and restaurant closings	$367	$569	$396	$(456)

EPS increase/(decrease)

- basic	$0.02	$0.03	$0.02	$(0.02)

- diluted	$0.01	$0.03	$0.02	$(0.02)

Discontinued Operations

From the inception of the current business plan in fiscal 2003 to May 4, 2005, the Company has closed 60 operating stores. The operating results of these locations have been reclassified and reported as discontinued operations for all periods presented, as required by SFAS No. 144, which establishes a single accounting model for long-lived assets to be disposed of by sales and broadens the presentation of discontinued operations to include more disposal transactions. The Company adopted SFAS No. 144 in the first quarter of fiscal 2003, as required. The following are the sales and pretax losses reported for all discontinued locations:

	Quarter Ended		Three Quarters Ended
	May 4,	May 5,	May 4,	May 5,
	2005	2004	2005	2004
	(84 days)	(84 days)	(252 days)	(252 days)
		(In thousands)
Sales	$132	$2,184	$1,710	$9,130

Losses	(2,415)	(2,301)	(3,106)	(8,252)

Pursuant to the business plan and expectations of its bank group, the Company has continued to apply the proceeds from the sale of closed restaurants to pay down its senior debt. Of the total paid down in the first three quarters of fiscal 2005 and 2004, $8.9 million and $9.5 million, respectively, resulted from sales proceeds related to business plan assets. As noted on the balance sheet as of May 4, 2005, the Company had fourteen properties recorded at $11.3 million in property held for sale. Property held for sales is valued at the lower of net depreciable value or net realizable value. Management is actively marketing these properties and will use the proceeds to pay down debt as those transactions are completed.

In accordance with EITF 87-24, “Allocation of Interest to Discontinued Operations,” interest on debt that is required to be repaid as a result of a disposal transaction is being allocated to discontinued operations. Interest expense allocated to discontinued operations was $1.4 million and $409,000 in the third quarter of fiscal 2005 and fiscal 2004, respectively. Approximately $2.6 million and $1.4 million in interest expense was allocated to discontinued operations in the first three quarters of fiscal 2005 and 2004, respectively Prior to the third quarter of fiscal year 2004, interest was allocated to discontinued operations by applying a prior debt facility’s effective interest rate to that portion of the Company’s total debt associated with the business plan disposals previously discussed. Beginning with the third quarter of fiscal 2004 and until the Company’s senior term loan was fully repaid in April 2005, all interest expense incurred in connection with that loan, and only that interest expense, was attributed to the Company’s discontinued operations. Since the retirement of the term loan, interest has been allocated to discontinued operations by applying the current senior credit facility’s effective interest rate to that portion of credit facility borrowings used to retire the term loan, net of applicable subsequent repayments. Additionally, in connection with the term loan repayment, the Company wrote off $1.1 million of prepaid term loan expense relating to the term loan. This is included in interest expense allocated to discontinued operations in the third quarter of 2005.

The following summarizes discontinued operations for the periods presented:

	Quarter Ended		Three Quarters Ended
	May 4,	May 5,	May 4,	May 5,
	2005	2004	2005	2004
	(84 days)	(84 days)	(168 days)	(168 days)
		(In thousands except per share amounts)
Impairments	$(356)	$(779)	$(541)	$(4,814)

(Losses)/Gains	(166)	17	2,014	1,849

Net (Impairments)/Gains	(522)	(762)	1,473	(2,965)

Other	(1,893)	(1,539)	(4,580)	(5,287)

Discontinued operations	$(2,415)	$(2,301)	$(3,106)	$(8,252)

Effect on EPS from net impairments- (decrease) increase

- basic	(0.02)	(0.03)	0.07	(0.13)

- assuming dilution	$(0.02)	$(0.03)	$(0.06)	$(0.13)

Effect on EPS from discontinued operations — decrease

- basic	$(0.11)	$(0.10)	$(0.14)	$(0.37)

- assuming dilution	(0.09)	(0.10)	(0.12)	(0.37)

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

Property Held for Sale

At May 4, 2005, the Company had a total of fourteen properties recorded at $11.3 million in property held for sale. Property held for sale is valued at the lower of net depreciable value or net realizable value. All property held for sale consists of already-closed restaurant properties, and of the fourteen, twelve properties relate to the current business plan, while two are related to prior disposal plans. The Company is actively marketing all locations currently classified in property held for sale. When sold, proceeds from property that have been identified as held for sale will be used to reduce outstanding debt. The Company’s results of operations will be affected to the extent proceeds from the sale of these assets exceed or are less than net book value.

A rollforward of property held for sale from August 25, 2004 to May 4, 2005 is provided below:

Property Held for Sale
(In thousands)
Balance as of August 25, 2004	$24,594
Net transfers to/from property held for sale	177
Net increase in net realizable value	1,910
Disposals	(15,414)

Balance as of May 4, 2005	$11,267

Reserve for Restaurant Closings

At May 4, 2005, and August 25, 2004, the Company had a reserve for restaurant closings of $500,000. The reserve balances as of the end of both periods related to the 2001 asset disposal plan and were comprised of estimated lease settlement costs. The settlement costs were accrued in accordance with EITF 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity,” which was appropriate for disposal plans initiated before the Company’s fiscal 2003 adoption of SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” Since the implementation of SFAS No. 146, lease settlement costs have been expensed as incurred.

Relative to the fiscal 2001 disposal plan, the following summarizes the amounts recognized as cash payments, including actual lease settlements, as well as other reductions. Other reductions include certain accrual reversals for settlements that have been more favorable than originally expected and were recorded in discontinued operations after their eventual closure.

	Reserve Balance
	(2001 Disposal Plan)
	Lease Settlement	Other Exit
	Costs	Costs	Total Reserve
	(In thousands)

Balances at August 28, 2002	$2,977	$137	$3,114
Additions (reductions)	(1,163)	(78)	(1,241)
Cash payments	(151)	(59)	(210)

Balances at August 27, 2003	1,663	—	1,663
Additions (reductions)	(518)	—	(518)
Cash payments	(645)	—	(645)

Balances at August 25, 2004	500	—	500
Additions (reductions)	—	—	—
Cash payments	—	—	—

Balances at May 4, 2005	$500	$—	$500

Note 10. Affiliations and Related Parties

Affiliate Services

The CEO and COO of the Company, Christopher J. Pappas and Harris J. Pappas, respectively, own two restaurant entities (the “Pappas Entities”) that may provide services to the Company pursuant to the Affiliate Services Agreement, effective August 31, 2001 and the Master Sales Agreement, effective July 23, 2002. Under the terms of the Affiliate Services Agreement, the Pappas Entities may provide accounting, architectural, and general business services. Under the terms of the Master Sales Agreement, the Pappas entities may provide specialized (customized) equipment fabrication and basic equipment maintenance, including stainless steel stoves, shelving, rolling carts, and chef tables.

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

The total costs incurred by the Company under the Master Sales Agreement and the Affiliate Services Agreement were approximately $153,000 during the first three quarters of fiscal 2005 and $1,000 for the first three quarters of fiscal 2004.

Operating Leases

In a separate contract from the Affiliate Services Agreement and the Master Sales Agreement, the Company entered into a lease with a three-year term that commenced on June 1, 2001, and ended on May 31, 2004. This lease is currently on a month-to-month basis. The leased property, referred to as the Houston Service Center, is used to accommodate the Company’s own in-house repair and fabrication center. The building at this location has 22,253 square feet of warehouse space and 5,664 square feet of office space. It is leased from the Pappas Entities by the Company at an approximate monthly rate of $0.24 per square foot. From this center, the Company’s repair and service teams are dispatched from this center to the Company’s restaurants when facility or equipment maintenance and servicing are needed. The facility is also used for repair and storage of new and used equipment. The amount paid by the Company pursuant to the terms of this lease was approximately $61,000 for the first three quarters of fiscal 2005 and 2004.

From an unrelated third party, the Company previously leased a location used to house increased equipment inventories due to store closures under the business plan. The Company considered it more prudent to lease this location rather than to pursue purchasing a storage facility, since its strategy is to focus capital expenditures on its operating restaurants. In a separate transaction, the third-party property owner sold the location to the Pappas Entities during the fourth quarter of fiscal 2003, with the Pappas Entities becoming the Company’s landlord for that location effective August 1, 2003. The storage site complements the Houston Service Center with approximately 27,000 square feet of warehouse space at an approximate monthly rate of $0.21 per square foot. The amount paid by the Company pursuant to the terms of this lease was approximately $50,000 and $52,000 in the first three quarters of fiscal 2005 and fiscal 2004, respectively.

Late in the third quarter of fiscal 2004, Christopher J. and Harris J. Pappas became partners in a limited partnership which purchased a retail strip center in Houston, Texas. Messrs. Pappas own a 50% limited partnership and a 50% general partnership interest. One of the Company’s restaurants has rented approximately 7% of the space in that center since July 1969. No changes were made to the Company’s lease terms as a result of the transfer of ownership of the center to the new partnership. The amount paid by the Company pursuant to the terms of this lease during the first three quarters of fiscal 2005 was approximately $125,000.

Total rents paid to related parties during the first three quarters of fiscal 2005 and 2004 represented 8.1%, and 3.9%, respectively, of total rents for continuing operations.

The following compares current and prior fiscal year-to-date charges incurred under the Master Sales Agreement, the Affiliate Services Agreement, and related party property leases to the Company’s total capital expenditures, as well as relative general and administrative expenses and occupancy and other operating expenses included in continuing operations:

	Three Quarters Ended
	May 4,	May 5,
	2005	2004
	(252 days)	(252 days)
	(In thousands)
RELATED PARTY COSTS INCURRED:
General and administrative expenses - professional and other costs	$5	$1
Capital expenditures - custom-fabricated and refurbished equipment	133	76
Other operating expenses, including property leases	251	115

Total	$389	$192

RELATIVE TOTAL COMPANY COSTS:
General and administrative expenses	$13,238	$14,045
Capital expenditures	5,535	4,291
Occupancy and other operating expenses	68,799	64,188

Total	$87,572	$82,524

RELATED PARTY COSTS INCURRED AS A PERCENTAGE OF RELATIVE TOTAL COMPANY COSTS
Fiscal year to date	0.45%	0.23%

Inception to date	0.26%

Subordinated Notes

Refer to Note 7 for information on the subordinated notes.

Board of Directors

Pursuant to the terms of a Purchase Agreement, dated March 9, 2001, entered into by the Company, Christopher J. Pappas and Harris J. Pappas, the Company agreed to submit three persons designated by Christopher J. Pappas and Harris J. Pappas as nominees for election at the 2002 Annual Meeting of Shareholders. Messrs. Pappas designated themselves and Frank Markantonis as their nominees for directors, all of whom were subsequently elected. Christopher J. Pappas and Harris J. Pappas are brothers. Frank Markantonis is an attorney whose principal client is Pappas Restaurants, Inc., an entity owned by Harris J. Pappas and Christopher J. Pappas.

Under the terms of the amended Purchase Agreement dated June 7, 2004, the right to nominate directors for election was modified to provide that Messrs. Pappas may continue to nominate persons for election to the board which, if such nominees are elected, would result in Messrs. Pappas having nominated three of the then-serving directors of the Company. Messrs. Pappas retain this right for so long as either of them are executive officers of the Company or continue to hold the subordinated notes described previously.

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

	Quarter Ended		Three Quarters Ended
	May 4,	May 5,	May 4,	May 5,
	2005	2004	2005	2004
	(84 days)	(84 days)	(252 days)	(252 days)
	(In thousands, except per share data)
Net income (loss), as reported	$3,704	$375	$5,308	$(8,986)

Add: Stock-based employee compensation expense included in reported net income (loss)	—	91	—	679
Deduct: Total stock-based employee compensation expense determined under fair-value based method for all awards	(58)	(185)	(239)	(1,037)

Pro forma net income (loss)	$3,646	$281	$5,069	$(9,344)

Earnings (loss) per share:
Basic – as reported(a)	0.16	0.02	0.23	(0.40)

Basic – pro forma(a)	0.16	0.01	0.23	(0.42)

Assuming dilution — as reported(a)	$0.15	$0.02	$0.22	$(0.40)

Assuming dilution — pro forma(a)	$0.15	$0.01	$0.19	$(0.42)

(a)	As the Company had net losses for the three quarters ended May 5, 2004, loss per share assuming dilution equals basic earnings per share since potentially dilutive securities are antidilutive in loss periods.

Note 12. Net Earnings Per Share

Basic earnings per share is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the reporting period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. For the calculation of diluted earnings per share, the basic weighted average number of shares is increased by the dilutive effect of stock options determined using the treasury stock method and convertible debt. The Company had approximately 328,000 and 1.4 million stock options outstanding for the quarter ended May 4, 2005 and May 5, 2004, respectively, that were not included in the diluted earnings per share calculation because the effect would have been antidilutive.

For the three quarters ended May 4, 2005 and May 5, 2004, the Company had approximately 593,000 and 3 million stock options outstanding that were not included in the diluted earnings per share calculation because the effect would have been antidilutive.

Additionally, the effect of the convertible debt and the related adjustment for interest is excluded from the diluted earnings per share calculation for the third quarter of fiscal 2004 and the three quarters ended May 5, 2004 because the effect would have been antidilutive.

For the three quarters ended May 5, 2004, diluted earnings per share equaled basic earnings per share, since potentially dilutive securities are antidilutive in loss periods.

The components of basic and diluted earnings per share are as follows:

	Quarter Ended		Three Quarters Ended
	May 4,	May 5,	May 4,	May 5,
	2005	2004	2005	2004
		(Restated,		(Restated,
		see Note 2)		see Note 2)
	(84 days)	(84 days)	(252 days)	(252 days)
	(In thousands)
Net income (loss)	$3,704	$375	$5,308	$(8,986)
Adjustment for interest on convertible debt	253	—	489	—

Net income (loss), as adjusted	$3,957	$375	$5,797	$(8,986)

Basic weighted average shares outstanding	22,632	22,470	22,578	22,470
Dilutive effect of stock options	777	122	780	—
Dilutive effect of convertible debt	3,226	—	3,226	—
Dilutive effect of phantom stock	30	60	49	—
Dilutive effect of restricted stock	6	—	2	—

Diluted weighted average shares outstanding	26,671	22,652	26,635	22,470

Basic earnings (loss) per share	$0.16	$0.02	$0.23	$(0.40)
Diluted earnings (loss) per share	$0.15	$0.02	$0.22	$(0.40)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s discussion and analysis of financial conditions and results of operations should be read in conjunction with the consolidated financial statements and footnotes for the third quarter fiscal 2005 ended May 4, 2005, and the audited financial statements filed on Form 10-K/A for the 2004 fiscal year ended August 25, 2004.

Restatement of Financial Statements

As previously reported, in March 2005 the Company completed a review of its historical lease accounting methods to determine whether these methods were in accordance with the views expressed by the Office of the Chief Accountant of the Securities and Exchange Commission (“SEC”) on February 7, 2005 in a letter to the American Institute of Certified Public Accountants and other recent interpretations regarding certain operating lease accounting issues and their application under U.S. Generally Accepted Accounting Principles (“GAAP”). As a result of its review, the Company determined that its historical methods of accounting for scheduled rent increases, and of determining lives used in the calculation of depreciation of leasehold improvements for certain leased properties, were not in accordance with GAAP.

The Company historically recognized scheduled rent increases as they occurred over the lease term. The Company annually reviewed its lease accounting expense calculations to determine whether the amounts calculated were materially in accordance with GAAP. However, under current interpretations of GAAP, the Company determined that the lease term used in calculating straight-line rent expense should commence on the date the Company takes possession of the leased space, which is generally six months prior to a store’s opening date. Additionally, the Company determined that rent expense should be recorded on a straight-line basis over lease periods that are consistent with or greater than the number of periods over which depreciation of leasehold improvements is recorded. Historically, the life used for rent expense purposes in some instances was shorter than the life used for depreciation purposes.

See Note 2 to the consolidated financial statements for summaries of the effects of these accounting corrections on the consolidated statements of operations and cash flows for each of the periods ended May 5, 2004. The accompanying Management’s Discussion and Analysis incorporates the effects of these corrections.

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

Overview

As of June 1, 2005, the Company operated 133 restaurants under the name “Luby’s.” These establishments are located in close proximity to retail centers, business developments, and residential areas throughout five states, Texas, Arizona, Arkansas, Louisiana and Oklahoma. Of the 133 restaurants, 94 are at locations owned by the Company and 39 are on leased premises. Two of the restaurants primarily serve seafood, three are full-time buffets, nine are cafeteria-style restaurants with all-you-can-eat options, and 119 are traditional cafeterias.

Same-Store Sales

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

The following shows the same-store sales change for comparative historical quarters:

Fiscal 2005			Fiscal 2004
Q3	Q2	Q1	Q4	Q3	Q2	Q1

6.5%	5.6%	4.2%	3.8%	4.8%	1.3%	(2.2)%

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

The Company is constantly seeking additional opportunities to lower costs and increase sales. Notwithstanding the positive results of the most recent six quarters, consistent future declines in same-store sales could cause a reduction in operating cash flow. If severe declines in cash flows were to develop in the future, there could be an event of default under the Company’s line of credit. As a possible result, the lenders may choose to accelerate the maturity of any outstanding obligation and pursue foreclosure on assets pledged as collateral.

RESULTS OF OPERATIONS

Third quarter of fiscal 2005 ended May 4, 2005 compared to the third quarter of fiscal 2004 ended May 5, 2004

Sales increased approximately $4.7 million, or 6.5%, in the third quarter of fiscal 2005 compared to the same quarter of fiscal 2004. This improvement was attributable to an increase in comparable same-store sales for the Company’s currently operating units. One unit was closed during the third quarter of fiscal 2005 as part of the business plan and consequently sales for this unit have been reclassified to discontinued operations.

Food costs increased $1.1 million in the third quarter of fiscal 2005 compared with the same quarter in fiscal 2004. As a percentage of sales this represented a decrease of 0.2%. This improvement was the result of the Company’s ability to offset higher commodity prices for beef, poultry and dairy by promoting combination meals with favorable cost structures.

Payroll and related costs increased $108,000 in the third quarter of fiscal 2005 compared with the same quarter in fiscal 2004. As a percentage of sales this represented a decrease of 1.5% in the third quarter of fiscal 2005 compared with same quarter of fiscal 2004. This improvement was the result of enhanced productivity due to higher sales and effective labor deployment.

Other operating expenses increased by $1.2 million in the third quarter of fiscal 2005 compared with the same quarter of fiscal 2004. As a percentage of sales this represented an increase of 0.2%. This increase was driven primarily by higher advertising costs associated with the Company’s television marketing campaign, higher credit card fees, increased utility costs due to rising natural gas prices, and higher store management compensation expense due to increased incentive pay.

Depreciation and amortization expense decreased by approximately $280,000 in the third quarter of fiscal 2005 compared with the same quarter in fiscal 2004 as a result of a reduction in the depreciable base of the Company’s property, plant and equipment.

General and administrative expenses increased by approximately $122,000 in the third quarter of fiscal 2005 compared with the same quarter in fiscal 2004. This increase was largely due to higher professional fees relating to Sarbanes Oxley compliance and other accounting related services.

The provision for asset impairments and restaurant closings decreased by approximately $202,000 in the third quarter of fiscal 2005 compared to the same quarter in fiscal 2004. No impairments were taken during the third quarter of fiscal 2005 and a gain of approximately $367,000 was recognized on the sale of the Company’s former corporate headquarters.

Interest expense decreased $1.3 million in the third quarter of fiscal 2005 compared to the same quarter of fiscal 2004. as a result of the Company’s considerable reduction in outstanding debt and lower interest rates following the prior year’s refinancing.

Other income increased by $60,000 in the third quarter of 2005 compared to the same quarter of fiscal 2004 due to higher sales tax discounts received.

During the third quarter of fiscal 2005, the Company incurred costs of approximately $75,000 related to the relocation of its headquarters. No such costs were incurred during the comparable period in 2004.

Since fiscal year 2002, no income tax benefits have been recognized because the realization of loss carryforward utilization is uncertain. (See Note 5 of the Notes to Consolidated Financial Statements.)

The loss from discontinued operations, which relates to stores closed under the Company’s business plan, increased by $114,000 in the third quarter of fiscal 2005 compared with the same quarter in fiscal 2004. This was principally due to the write off of $1.1 million in deferred financing costs. The gains and loss impairments recorded in this category relate to properties closed after the Company’s implementation of FAS 144.

Three Quarters ended May 4, 2005 compared to the three quarters ended May 5, 2004

Sales increased approximately $11.5 million, or 5.6%, for the first three quarters of fiscal 2005 compared to the same three quarters of fiscal 2004. This improvement was attributable to an increase in comparable same-store sales for the Company’s currently operating units. The only units closed during the first three quarters of fiscal 2005 were included in the business plan and consequently sales for these units have been reclassified to discontinued operations.

Food costs increased $3.7 million in the first three quarters of fiscal 2005 compared with the same three quarters of fiscal 2004. As a percentage of sales, food costs increased from 26.8% to 27.1%, primarily because of higher commodity prices for, beef, pork, chicken and produce. During the second and third quarters of fiscal year 2005, the Company promoted combination meals with favorable cost structures, which partially offset the impact of higher commodity prices.

Store-level hourly payroll and related costs decreased $320,000 compared with the prior year fiscal period. As a percentage of sales, these costs decreased from 27.4%, to 25.8%, in the first three quarters of fiscal 2005 compared with the same three quarters of fiscal 2004. The Company benefited from lower worker injury claims expenses and enhanced productivity during fiscal 2005.

Other operating expenses increased by $4.6 million, or 7.2%, for the first three quarters of fiscal 2005 compared to the same three quarters of fiscal 2004. As a percentage of sales this equates to an increase of 0.5%, driven predominantly by higher advertising costs associated with the Company’s television marketing campaign, increased store management compensation expense and higher utilities expenses caused by rising natural gas prices.

Depreciation and amortization expense decreased by approximately $823,000, or 7.2%, in the first three quarters of fiscal 2005 compared with the same three quarters of fiscal 2004 due to a reduction in the depreciable base of the Company’s property, plant and equipment.

General and administrative expenses decreased by approximately $807,000, or 5.8%, in the first three quarters of fiscal 2005 compared with the same three quarters of fiscal 2004. During the prior year period, the Company incurred substantial consulting fees associated with its debt refinancing. Compensation expense also declined, as stock option expense was fully recognized in previous periods.

The provision for asset impairments and restaurant closings decreased by approximately $852,000, in the first three quarters of fiscal 2005 compared with the same three quarters of fiscal 2004. No impairments have been taken for currently operating units in fiscal 2005 and the Company recognized a gain of approximately $367,000 in the third quarter of fiscal 2005 on the sale of its former corporate headquarters.

Interest expense decreased $4.0 million, or 62.2%, in the first three quarters of fiscal 2005 compared with the same three quarters of fiscal 2004 as a result of the Company’s considerable reduction in outstanding debt and lower interest rates following the prior year’s refinancing.

Other income decreased by approximately $243,000 in the first three quarters of fiscal 2005 compared with the same three quarters of fiscal 2004 primarily due to lower rental income.

During the first three quarters of 2005, the Company incurred costs of approximately $655,000 related to the relocation of its headquarters. No such costs were incurred during the comparable period in 2004.

Since fiscal year 2002, no income tax benefits have been recognized because the realization of loss carry forward utilization is uncertain. (See Note 4 of the Notes to Consolidated Financial Statements.)

The loss from discontinued operations, which relates to stores closed under the Company’s business plan, decreased by $5.1 million in the first three quarters of fiscal 2005 compared with the same three quarters of fiscal 2004 principally due to substantial impairments taken in fiscal 2004. During the third quarter of 2005, the Company wrote off $1.1 million of deferred financing costs following the Companys pay down of its term loan. This and other losses associated with discontinued operations in fiscal 2005 were largely offset by $2.0 million in gains recognized on the sale of related properties. The gains and loss impairments recorded in this category relate to properties closed after the Company’s implementation of FAS 144.

EBITDA

The Company’s operating performance is evaluated using several measures. One of those measures, EBITDA, is a non-GAAP financial measure that is derived from the Company’s Income (Loss) From Operations which is a GAAP measurement. EBITDA has historically been used by the Company’s lenders to measure compliance with certain financial debt covenants. The Company’s line of credit defines EBITDA as the consolidated income (loss) from operations set forth in the Company’s consolidated statements of operations before depreciation, amortization, other noncash expenses, interest expense, taxes, noncash income and extraordinary gains or losses, and other nonrecurring items of income or expense as approved by the required lenders.

EBITDA is the denominator used in determining all of the financial covenant ratios that are measured against predefined limits for compliance under the Company’s line of credit. (See Note 7 to the Company’s consolidated financial statements). Noncompliance with any of the financial covenants would constitute an event of default under the Company’s line of credit, requiring the Company to obtain a waiver or replacement financing to repay amounts owed under these agreements and to meet future working capital requirements. Management believes that such replacement financing would be available and that the cost of such financing would not have a significant effect on the Company’s liquidity or results of operations.

The Company believes that EBITDA provides a meaningful measure of liquidity, providing additional information regarding the Company’s cash earnings from ongoing operations and the Company’s ability to service its long-term debt and other fixed obligations.

EBITDA increased $2.0 million in the third quarter of fiscal 2005 compared to the third quarter of fiscal 2004, due to the reasons discussed in the Results of Operations section above. EBITDA increased $3.6 million for the first three quarters of fiscal 2005 compared with the first three quarters of fiscal 2004.

The following table reconciles the Company’s non-GAAP financial measure, EBITDA, with Income (loss) from Operations, prepared in accordance with GAAP.

	Quarter Ended		Three Quarters Ended
	May 4,	May 5,	May 4,	May 5,
	2005	2004	2005	2004
		(Restated,		(Restated,
		see Note 2)		see Note 2)
	(84 days)	(84 days)	(168 days)	(168 days)
	(In thousands)
Income from operations	$6,623	$4,527	$10,390	$5,001
Plus excluded items:
Provision for (reversal of) asset impairments and restaurant closings	(367)	(569)	(396)	456
Relocation and voluntary severance costs	75	—	655	—
Depreciation and amortization	3,425	3,707	10,602	11,425
Noncash executive compensation expense	—	91	—	679

EBITDA	$9,756	$7,756	$21,251	$17,561

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

LIQUIDITY AND CAPITAL RESOURCES

On April 1, 2005, the Company completely repaid and terminated its term loan facility. The Company had reduced the outstanding principal balance of its term loan from the fiscal 2004 year-end balance of $23.5 million through proceeds received on the sale of properties. The amount of the final repayment amount was $10.4 million and was funded by an $8 million draw down on the Company’s revolving line of credit, cash generated from operations and proceeds from the disposal of properties held for sale.

At May 4, 2005, the Company’s outstanding balance under the line of credit was $29.8 million. This balance reflects an increase of $1.8 million from the fiscal 2004 year end balance of $28.0 million. Of the $50 million total commitment under the line of credit, $20.2 million was available to the Company at May 4, 2005. The increase in the line of credit is attributable to a $4.0 million draw down at the beginning of February 2005 to fund over $5.2 million in annual property taxes, and an $8.0 million draw down at the beginning of April 2005 to fund the termination of the term loan facility. These draw downs were offset by cash generated by operations. In total, the Company has reduced its senior debt by $21.7 million since August 25, 2004.

The Company had a working capital deficit of $19.6 million as of May 4, 2005, improving $4.4 million from the $24.0 million deficit as of August 25, 2004. Over this period, cash and cash equivalents increased by approximately $2.7 million. The improvement in liquidity resulted primarily from cash generated by operations, net of capital expenditures and debt interest costs. The Company’s future working capital requirements are expected to be met through cash flows from operations and the available line of credit.

Capital expenditures for the first three quarters of fiscal year 2005 were $5.5 million. Consistent with prior periods, the Company used most of its capital funds to maintain its investment in existing operating units. Based on the business plan, the Company expects to fund all capital expenditures in fiscal 2005 using cash flows from operations and is permitted to spend a total of approximately $12.0 million to $14.0 million on capital expenditures in fiscal 2005 under the line of credit agreement.

The Company is not aware of any other event or trend that would potentially affect its liquidity. In the event such a trend develops, the Company believes that there are sufficient funds available under its credit facilities and from its internal cash generating capabilities to adequately manage the capital requirements of its business for the foreseeable future.

CRITICAL ACCOUNTING POLICIES

The Company prepares consolidated financial statements in accordance with US generally accepted accounting principles. . The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and reported amounts of sales and expenses during the reporting period. Actual results could differ from those estimates.

Critical accounting policies are those that management believes are the most important to the portrayal of our financial condition and operating results, and require management’s most difficult, subjective or complex judgments, often due to the necessity to make estimates about matters that are inherently uncertain.

Self-Insurance Accruals

The Company self-insures a significant portion of risks and associated liabilities under its employee injury, workers compensation and general liability programs. The Company maintains insurance coverage with third party carriers to limit its per-occurrence claim exposure. Accrued liabilities have been recorded based upon analysis of historical data and actuarial estimates, and is reviewed by the Company on a quarterly basis to ensure that the liability is appropriate.

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

Income Taxes

Deferred income taxes are computed using the liability method. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities (temporary differences) and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. Cumulative net tax benefits for book purposes are netted against a valuation allowance because loss carrybacks were exhausted with the fiscal 2002 tax filing, making the realization of loss carryfowards uncertain.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company is exposed to market risk from changes in interest rates affecting its variable-rate debt. As of May 4, 2005, $39.8 million, the total amount of debt subject to interest rate fluctuations, was outstanding under its senior debt and subordinated notes. Assuming a consistent level of debt, a 1% change in interest rates effective from the beginning of the fiscal year would result in an increase or decrease in annual interest expense of approximately $398,000.

Although the Company is not currently using interest rate swaps, it has previously used and may in the future use these instruments to manage cash flow risk on a portion of its variable-rate debt.

Item 4. Controls and Procedures

Evaluation of Disclosure Control and Procedures

The Company’s management, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of May 4, 2005. Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of May 4, 2005, the Company’s disclosure controls and procedures were effective in recording, processing, summarizing and reporting information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control over Financial Reporting

As previously reports and described in Note 2, “Restatement of Financial Statements,” in the Notes to Consolidated Financial Statements included in Item 1 of this Report, the Company completed a review in March 2005 of its historical lease accounting methods to determine whether these methods were in accordance with the views expressed by the Office of the Chief Accountant of the SEC on February 7, 2005 in a letter to the American Institute of Certified Public Accountants and other recent interpretations regarding certain operating lease accounting issues and their application under GAAP. As a result of its review, like many other retail and restaurant companies, the Company determined that its historical methods of accounting for scheduled rent increases, and of determining lives used in the calculation of depreciation of leasehold improvements for certain leased properties, were not in accordance with GAAP. As a result, the Company restated its previously issued unaudited consolidated financial statements for the first quarter of fiscal year 2005 and its audited consolidated financial statements for the fiscal years 2004, 2003 and 2002 and made certain changes in its internal controls relating to its method of accounting for rent expense and determining lives used in the calculation of leasehold improvements.

Except as discussed above, there were no changes in the Company’s internal control over financial reporting during the quarter ended May 4, 2005 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

LUBY’S, INC.
(Registrant)

Date:	June 10, 2005	By:	/s/Christopher J. Pappas

Christopher J. Pappas
President and
Chief Executive Officer

Date:	June 10, 2005	By:	/s/Ernest Pekmezaris

Ernest Pekmezaris
Senior Vice President and
Chief Financial Officer