Form 10-K
period 2005-08-31
LUBYS INC
filed 2005-11-14
CIK 16099

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended August 31, 2005

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

(713) 329-6800
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Class	Name of Exchange on which registered
Common Stock ($.32 par value per share)	New York Stock Exchange

Common Stock Purchase Rights	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

The aggregate market value of the shares of common stock of the registrant held by nonaffiliates of the registrant as of February 9, 2005, was approximately $130,315,279 (based upon the assumption that directors and executive officers are the only affiliates).

As of November 7, 2005, there were 25,964,505 shares of the registrant's common stock outstanding, which does not include 1,676,403 treasury shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the following document are incorporated by reference into the designated parts of this Form 10-K:

Definitive Proxy Statement relating to 2006 annual meeting of shareholders (in Part III)

Luby's, Inc.
Form 10-K
Year ended August 31, 2005

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

Compliance with New York Stock Exchange Requirements
As required by the New York Stock Exchange (“NYSE”) Listed Company Manual, the CEO of the Company submitted the previous year’s certification to the NYSE certifying that the CEO is not aware of any violation by the Company of the NYSE corporate governance listing standards as of the date of that certification.

The Company is filing as an exhibit to this Form 10-K the certifications required by Section 302 of the Sarbanes-Oxley Act of 2002.

PART I

Item 1.	Business

Overview
Luby's, Inc. (formerly, Luby's Cafeterias, Inc.) was originally incorporated in Texas in 1959 and was reincorporated in Delaware on December 31, 1991. The Company’s corporate offices are located at 13111 Northwest Freeway, Suite 600, Houston, Texas 77040 and its telephone number at that address is (713) 329-6800.

Luby's, Inc. was restructured into a holding company on February 1, 1997, at which time all of the operating assets were transferred to Luby's Restaurants Limited Partnership, a Texas limited partnership composed of two wholly owned, indirect corporate subsidiaries of the Company. All restaurant operations are conducted by the partnership. Unless the context indicates otherwise, the word “Company”, as used herein includes the partnership and the consolidated corporate subsidiaries of Luby's, Inc. The Company operates under only one business segment.

As of November 7, 2005, the Company operated 131 restaurants under the name “Luby's.” These establishments are located in close proximity to retail centers, business developments, and residential areas throughout five states (listed under Item 2). Of the 131 restaurants, 93 are located on properties owned by the Company and 38 are on leased premises. Two of the restaurants primarily serve seafood, four are full-time buffets, seven are cafeteria-style restaurants with all-you-can-eat options, and 118 are traditional cafeterias.

Operations
The Company's operations provide guests with a wide variety of delicious, home-style food, with the majority of locations serving food in a cafeteria-style manner. Daily, each restaurant offers 20 to 22 entrees, 12 to 14 vegetable dishes, 12 to 16 salads, and 16 to 20 varieties of desserts. Food is prepared in small quantities throughout serving hours, and frequent quality checks are conducted.

The Company's historical marketing research has shown that its products appeal to a broad range of value-oriented consumers with particular success among families with children, seniors, shoppers, travelers, and business people looking for a quick, home-style meal at a reasonable price. During fiscal 2005, the Company spent approximately 1.9% of its sales on traditional marketing venues, including television, newsprint, radio, point-of-purchase, and local-store marketing.

Luby's restaurants are generally open for lunch and dinner seven days a week. All of the restaurants sell take-out orders, and many of them have separate food-to-go entrances, which provide guests the option of enjoying complete and flavorful meals at the office or at home. Take-out orders accounted for 14.3% of total sales in fiscal 2005. Twenty-five of the Luby’s restaurants serve breakfast on the weekends, accounting for 1.0% of total sales in fiscal 2005. Those locations offer a wide array of popular breakfast foods served buffet-style. They also feature made-to-order omelet, pancake, and waffle stations.

The Company operates from a centralized purchasing arrangement to obtain the economic benefit of bulk purchasing and lower prices for most of its food products. The arrangement involves a competitively selected prime vendor for each of its three major purchasing regions.

Food is prepared fresh daily at the Company's restaurants. Menus are reviewed periodically by a committee of managers and chefs. The committee introduces newly developed recipes to ensure offerings are varied and that seasonal food preferences are incorporated.

Quality control teams also help to maintain uniform standards of food preparation. The teams visit each restaurant as necessary and work with the staff to confirm adherence to Company recipes, train personnel in new techniques, and implement systems and procedures used universally throughout the Company.

During the fiscal year ended August 31, 2005, the Company closed seven underperforming units.

As of November 7, 2005, the Company had a workforce of 7,680, consisting of 7,200 non-management restaurant workers; 330 restaurant managers, associate managers, and assistant managers; and 150 clerical, administrative, and executive employees. Each restaurant is operated as a separate unit under the control of a general manager who has responsibility for day-to-day operations, including food production and personnel employment and supervision. The Company’s philosophy is to grant authority to its restaurant managers to direct the daily operations of their stores and, in turn, to compensate them on the basis of their performance, believing this strategy to be a significant factor in restaurant profitability. The majority of general managers employed by the company, 89, as of November 7, 2005, have more than ten years of experience at Luby’s. This large percentage of tenured general managers enhances the Company’s execution. Employee relations are considered to be good. The Company has never had a strike or work stoppage and is not subject to collective bargaining agreements.

Service Marks
The Company uses several service marks, including “Luby's,” and believes that such marks are of material importance to its business. The Company has federal registrations for its service marks as deemed appropriate.

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

Item 1A.	Risk Factors

An investment in our common stock involves a high degree of risk. You should consider carefully the risks and uncertainties described below, and all other information included in this Annual Report on Form 10-K, before you decide whether to purchase our common stock. Additional risks and uncertainties not currently known to us or that we currently deem immaterial may also become important factors that may harm our business, financial condition or results of operations. The occurrence of any of the following risks could harm our business, financial condition and results of operations. The trading price of our common stock could decline due to any of these risks and uncertainties, and you may lose part or all of your investment.

We face intense competition, and if we are unable to compete effectively, our business and financial performance will be adversely affected.
The restaurant industry is intensely competitive and is affected by changes in customer tastes and dietary habits and by national, regional and local economic conditions and demographic trends. New menu items, concepts, and trends are constantly emerging. We compete on quality, variety, value, service, concept, price, and location with well-established national and regional chains, as well as with locally owned and operated restaurants. We face significant competition from family-style restaurants, fast-casual restaurants, and buffets as well as fast food restaurants. In addition, we also face growing competition as a result of the trend toward convergence in grocery, deli, and restaurant services, particularly in the supermarket industry, which offers “convenient meals” in the form of improved entrées and side dishes from the deli section. Many of our competitors have significantly greater financial resources than we do. We also compete with other restaurants and retail establishments for restaurant sites and personnel. We anticipate that intense competition will continue. If we are unable to compete effectively, our business, financial condition, and results of operations would be materially adversely affected.

Changes in customer preferences for cafeteria-style dining could adversely affect our financial performance.
Changing customer preferences, tastes and dietary habits can adversely impact our business and financial performance. We offer a large variety of entrees, side dishes and desserts and our continued success depends, in part, on the popularity of our cuisine and cafeteria-style dining. A change away from this cuisine or dining style could have a material adverse effect on our results of operations. In addition, we may lose customers as a result of price increases.

We face the risk of adverse publicity and litigation, the cost of which could have a material adverse effect on our business and financial performance.
We may from time to time be the subject of complaints or litigation from customers alleging illness, injury or other food quality, health or operational concerns. Publicity resulting from these allegations may materially adversely affect us, regardless of whether the allegations are valid or whether we are liable. In addition, we are subject to employee claims alleging injuries, wage and hour violations, discrimination, harassment or wrongful termination. In recent years, a number of restaurant companies have been subject to lawsuits, including class action lawsuits, alleging violations of federal and state law regarding workplace, employment and similar matters. A number of these lawsuits have resulted in the payment of substantial damages by the defendants. Regardless of whether any claims against us are valid or whether we are ultimately determined to be liable, claims may be expensive to defend and may divert time and money away from our operations and hurt our financial performance. A judgment significantly in excess of our insurance coverage, if any, for any claims could materially adversely affect our financial condition or results of operations.

Unfavorable publicity relating to one or more of our restaurants may taint public perception of the Luby's brand. Multi-unit restaurant businesses can be adversely affected by publicity resulting from poor food quality, illness or other health concerns or operating issues stemming from one or a limited number of restaurants.

Our business is affected by local, state and federal regulations.
The restaurant industry is subject to extensive federal, state and local laws and regulations. The development and operation of restaurants depend to a significant extent on the selection and acquisition of suitable sites, which are subject to zoning, land use, environmental, traffic and other regulations and requirements. We are also subject to licensing and regulation by state and local authorities relating to health, sanitation, safety and fire standards, building codes and liquor licenses, federal and state laws governing our relationships with employees (including the Fair Labor Standards Act and applicable minimum wage requirements, overtime, unemployment tax rates, family leave, tip credits, working conditions, safety standards and citizenship requirements), federal and state laws which prohibit discrimination and other laws regulating the design and operation of facilities, such as the Americans With Disabilities Act of 1990. In addition, we are subject to a variety of federal, state and local laws and regulations relating to the use, storage, discharge, emission, and disposal of hazardous materials. The impact of current laws and regulations, the effect of future changes in laws or regulations that impose additional requirements and the consequences of litigation relating to current or future laws and regulations could increase our compliance and other costs of doing business and therefore, have an adverse effect on our results of operations. Failure to comply with the laws and regulatory requirements of federal, state and local authorities could result in, among other things, revocation of required licenses, administrative enforcement actions, fines and civil and criminal liability.

If we are unable to anticipate and react to changes in food, utility and other costs, our results of operations could be materially adversely affected.
Many of the food and beverage products we purchase are affected by commodity pricing, and as such, are subject to price volatility caused by production problems, shortages, weather or other factors outside of our control. Our profitability depends, in part, on our successfully anticipating and reacting to changes in the prices of commodities. Therefore, we enter into purchase commitments with suppliers when we believe that it is advantageous for us to do so. Should there be an adverse change in commodity prices, we may be forced to absorb the additional costs rather than transfer the resulting increases in commodity prices to our customers in the form of price increases. Our success also depends, in part, on our ability to absorb increases in utility costs. Our operating results are affected by fluctuations in the price of utilities. Our inability to anticipate and respond effectively to an adverse change in any of these factors could have a significant adverse effect on our results of operations.

Because our restaurants are concentrated in Texas, regional events can adversely affect our financial performance.
Approximately 94% of our restaurants were located in Texas as of November 7, 2005. Our remaining restaurants are located in Arizona, Arkansas, Louisiana, and Oklahoma. This concentration could adversely affect our financial performance in a number of ways. For example, our results of operations may be adversely affected by economic conditions in Texas or the Southern United States or the occurrence of an event of terrorism or natural disaster in any of the communities in which we operate. Also, given our geographic concentration, adverse publicity relating to our restaurants could have a more pronounced adverse effect on our overall revenues than might be the case if our restaurants were more broadly dispersed.

Inclement weather can adversely affect our financial performance.
Many of our restaurants are located in the Texas Gulf Coast region. Although we generally maintain property and casualty insurance to protect against property damage caused by casualties and natural disasters, inclement weather, flooding, hurricanes and other acts of God can adversely impact our sales in several ways. For example, poor weather typically discourages potential customers from going out to eat. In addition, a restaurant that is damaged by a natural disaster can be inoperable for a significant amount of time.

Our planned expansion may not be successful.
We plan to begin development of two new cafeteria restaurants in Texas, which we currently expect to open in 2007. Our ability to open and profitably operate restaurants is subject to various risks such as the identification and availability of suitable and economically viable locations, the negotiation of acceptable lease or purchase terms for new locations, the need to obtain all required governmental permits (including zoning approvals) on a timely basis, the need to comply with other regulatory requirements, the availability of necessary contractors and subcontractors, the availability of construction materials and labor, the ability to meet construction schedules and budgets, the ability to manage union activities such as picketing or hand billing which could delay construction, increases in labor and building materials costs, the availability of financing at acceptable rates and terms, changes in weather or other acts of God that could result in construction delays and adversely affect the results of one or more restaurants for an indeterminate amount of time, our ability to hire and train qualified management personnel and general economic and business conditions. At each potential location, we compete with other restaurants and retail businesses for desirable development sites, construction contractors, management personnel, hourly employees and other resources. If we are unable to successfully manage these risks, we could face increased costs and lower than anticipated revenues and earnings in future periods.

If we lose the services of any of our key management personnel, our business could suffer.
The success of our business is highly dependent upon our key management personnel, particularly Christopher J. Pappas, our President and Chief Executive Officer, and Harris J. Pappas, our Chief Operating Officer. The loss of the services of any of our key management personnel could have a materially adverse effect upon our business.

Labor shortages or increases in labor costs could harm our business.
Our success depends in part upon our ability to attract, motivate and retain a sufficient number of qualified employees, including regional managers, restaurant general managers and chefs, in a manner consistent with our standards and expectations. Qualified individuals that we need to fill these positions are in short supply and competition for these employees is intense. If we are unable to recruit and retain sufficient qualified individuals, our operations and reputation could be adversely affected. Additionally, competition for qualified employees could require us to pay higher wages, which could result in higher labor costs. If our labor costs increase, our results of operations will be negatively affected.

Our business is subject to seasonal fluctuations, and, as a result, our results of operations for any given quarter may not be indicative of the results that may be achieved for the full fiscal year.
Our business is subject to seasonal fluctuations. Historically, our highest earnings have occurred in the third quarter of the fiscal year, as our revenues in most of our restaurants have typically been higher during the third quarter of the fiscal year. Similarly, our results of operations for any single quarter will not necessarily be indicative of the results that may be achieved for a full fiscal year.

General economic factors may adversely affect our results of operations.
National, regional and local economic conditions, such as recessionary economic cycles, a protracted economic slowdown or a worsening economy, could adversely affect disposable consumer income and consumer confidence. Unfavorable changes in these factors or in other business and economic conditions affecting our customers could reduce customer traffic in some or all of our restaurants, impose practical limits on our pricing and increase our costs, any of which could lower our profit margins and have a material adverse affect on our results of operations.

An increase in the minimum wage could adversely affect our financial performance.
From time to time, the U.S. Congress considers an increase in the federal minimum wage. The restaurant industry is intensely competitive, and if the federal minimum wage is increased, we may not be able to transfer all of the resulting increases in operating costs to our customers in the form of price increases. In addition, since our business is labor-intensive, shortages in the labor pool or other inflationary pressure could increase labor costs, which could harm our financial performance.

Inflation can negatively affect our financial performance.
The impact of inflation on food, labor and other aspects of our business can negatively affect our results of operations. Commodity inflation in food, beverages and utilities can also impact our financial performance. Although we attempt to offset inflation through periodic menu price increases, cost controls and incremental improvement in operating margins, we may not be able to completely do so which could negatively affect our results of operations.

Item 2.	Properties

The Company's restaurants typically contain 8,000 to 10,500 square feet of floor space and can seat 250 to 300 guests simultaneously.

Luby's restaurants are well maintained and in good condition. In order to maintain appearance and operating efficiency, the Company refurbishes and updates its restaurants and equipment and performs scheduled maintenance.

As of November 7, 2005, the Company's restaurants were regionally located as follows: two in Arizona, two in Arkansas, two in Louisiana, two in Oklahoma, and 123 in Texas.

The Company owns the underlying land and buildings in which 93 of its restaurants are located. Nine of these restaurant properties contain excess building space, which is rented to tenants unaffiliated with the Company.

In addition to the owned locations, 38 other restaurants are held under leases, including 14 in regional shopping malls. Most of the leases provide for a combination of fixed-dollar and percentage rentals. Many require the Company to pay additional amounts related to property taxes, hazard insurance, and maintenance of common areas. Of the 38 restaurant leases, the current terms of 16 expire before 2010, 13 expire between 2010 to 2014, and nine thereafter. Of the 38 restaurant leases, 36 can be extended beyond their current terms at the Company's option. The Company leases approximately 25,000 square feet of corporate office space, which lease extends through 2011. The corporate office space is located off the Northwest Freeway in Houston, Texas in close proximity to many of its Houston restaurant locations. The Company also leases warehouse space in the Houston, Texas area (See “Affiliations and Related Parties - Affiliations”). See Note 11, “Operating Leases” of the Notes to Consolidated Financial Statements for information concerning the Company's lease rental expenses and lease commitments.

As of November 7, 2005, the Company had eleven owned properties, with a carrying value of $8.3 million, and five properties located on ground leases on the market for sale.

The Company maintains public liability insurance and property damage insurance on its properties in amounts which management believes to be adequate.

Item 3.	Legal Proceedings

The Company is from time to time subject to claims and lawsuits arising in the ordinary course of business. In the opinion of management, the ultimate resolution of pending claims and lawsuits will not have a material adverse effect on the Company's operations or consolidated financial position. There are no material legal proceedings to which any director, officer, or affiliate of the Company, or any associate of any such director or officer, is a party, or has a material interest, adverse to the Company.

Item 4.	Submission of Matters to a Vote of Security Holders

No matter was submitted during the fourth quarter of the fiscal year ended August 31, 2005, to a vote of security holders of the Company.

Item 4A.	Executive Officers of the Registrant

Certain information is set forth below concerning the executive officers of the Company, each of whom has been elected to serve until his successor is duly elected and qualified:

Name	Served as Officer Since	Positions with Company and Principal Occupation Last Five Years	Age

Christopher J. Pappas	2001	President and CEO (since March 2001), CEO of Pappas Restaurants, Inc.	58

Harris J. Pappas	2001	Chief Operating Officer (since March 2001), President of Pappas Restaurants, Inc.	61

Ernest Pekmezaris	2001	Senior Vice President and CFO (since March 2001), Treasurer and former CFO of Pappas Restaurants, Inc.	61

Peter Tropoli	2001	Senior Vice President-Administration and General Counsel (since March 2001), attorney in private practice.	33

PART II

Item 5.	Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Stock Prices
The Company's common stock is traded on the New York Stock Exchange under the symbol “LUB.” The following table sets forth, for the last two fiscal years, the high and low sales prices on the New York Stock Exchange as reported in the consolidated transaction reporting system.

Fiscal Quarter Ended	High	Low

November 19, 2003	$3.69	$2.28
February 11, 2004	3.94	3.27
May 5, 2004	6.37	3.60
August 25, 2004	6.95	4.85
November 17, 2004	8.08	6.05
February 9, 2005	7.99	5.75
May 4, 2005	8.39	5.95
August 31, 2005	14.80	7.70

As of November 7, 2005, there were approximately 3,384 holders of record of the Company's common stock. No cash dividends have been paid on the Company’s common stock in the past two fiscal years and the Company currently has no intention to pay a cash dividend on the Company’s common stock. The Company’s Revolving Credit Facility imposes limitations on the Company’s ability to pay cash dividends.

Item 6.	Selected Financial Data

Five-Year Summary of Operations

	Fiscal Year Ended
	August 31, 2005 (a)	August 25, 2004 (As adjusted)	August 27, 2003 (As adjusted)	August 28, 2002 (As adjusted)	August 31, 2001 (As adjusted)
	(371 days)	(364 days)	(364 days)	(362 days)	(365 days)
	(In thousands except per share data)

SALES	$322,151	$297,849	$291,740	$307,250	$354,265
COSTS AND EXPENSES:
Cost of food	86,280	79,923	78,921	77,775	87,702
Payroll and related costs	115,481	112,961	114,655	128,680	155,665
Other operating expenses	64,796	59,447	55,342	59,282	71,267
Depreciation and amortization	15,054	16,259	17,204	17,251	17,635
Relocation and voluntary severance costs	669	860	-	-	-
General and administrative expenses	20,750	19,748	23,301	21,183	25,253
(Reversal of ) provision for asset impairments and restaurant closings/(gains on sales), net	(632)	413	1,175	271	30,240
	302,398	289,611	290,598	304,442	387,762
INCOME (LOSS) FROM OPERATIONS	19,753	8,238	1,142	2,808	(33,497)
Interest expense	(11,636)	(8,094)	(7,610)	(7,676)	(8,135)
Other income, net	574	2,689	7,069	2,365	2,160
Income (loss) before income taxes	8,691	2,833	601	(2,503)	(39,472)
Provision (benefit) for income taxes	117	(2,856)	(1,441)	(726)	(13,668)
Income (loss) from continuing operations	8,574	5,689	2,042	(1,777)	(25,804)
Discontinued operations, net of taxes	(5,126)	(8,811)	(31,763)	(7,699)	(5,743)
NET INCOME (LOSS)	$3,448	$(3,122)	$(29,721)	$(9,476)	$(31,547)
Income (loss) per share from continuing operations:
Basic	$0.38	$0.25	$0.09	$(0.08)	$(1.15)
Assuming dilution	$0.37	$0.25	$0.09	$(0.08)	$(1.15)
Loss per share from discontinued operations:
Basic	$(0.23)	$(0.39)	$(1.41)	$(0.34)	$(0.26)
Assuming dilution	$(0.22)	$(0.39)	$(1.41)	$(0.34)	$(0.26)
Net income (loss) per share:
Basic	$0.15	$(0.14)	$(1.32)	$(0.42)	$(1.41)
Assuming dilution	$0.15	$(0.14)	$(1.32)	$(0.42)	$(1.41)
Cash dividend declared per common share	$-	$-	$-	$-	$-
At year-end:
Total assets	$206,214	$232,281	$275,675	$339,474	$351,209
Long-term debt (including net convertible subordinated debt) (b)	$13,500	$53,561	$-	$5,883	$127,401
Total debt	$13,500	$53,561	$98,532	$124,331	$127,401
Weighted-average shares outstanding
Basic	22,608	22,470	22,451	22,428	22,422
Assuming dilution (c)	23,455	22,679	22,532	22,428	22,422
Number of restaurants at year end	131	138	148	196	213

(a)	Fiscal year ended August 31, 2005 consists of 53 weeks, while all other periods presented consist of 52 weeks.
(b)	See the “Debt” sections of Management's Discussion and Analysis of Financial Condition and Results of Operations and Note 8 of the Notes to Consolidated Financial Statements.
(c)
Potentially dilutive shares that were not included in the computation of net income (loss) per share because to do so would have been antidilutive amounted to 3,219,000 shares in fiscal 2005, 2,216,000 in fiscal 2004, and 2,000,000 in fiscal 2003 (including the dilutive effect of the convertible subordinated notes). Additionally, stock options with exercise prices exceeding current market prices that were excluded from the computation of net income (loss) per share amounted to 484,000 shares in fiscal 2005, 2,495,000 shares in fiscal 2004 and 4,078,000 shares in fiscal 2003.

Five-Year Summary of Operations (continued)

Note: Fiscal year 2002, the year in which the Company moved from 12 calendar months to 13 four-week periods, was 362 days in length. Fiscal 2003 and 2004 were each 364 days in length. Fiscal 2005, however, was a 53 week year and was 371 days in length. The quarter ended August 31, 2005, consisted of three four-week periods and one five-week period.

Note: The above selected financial data are derived from the Company’s consolidated financial statements and have been adjusted for the retrospective application required under EITF 05-8, “Income Tax Consequences of Issuing Convertible Debt with a Beneficial Conversion Feature,”(“EITF 05-8”) adopted by the Company, effective for the fiscal year ended August 31, 2005. Retroactive adoption of EITF 05-8 required the recording of increased income tax benefits, which resulted in increased income from continuing operations and net income of $2.9 million in fiscal 2004, $1.4 million in fiscal 2003, $169,000 in fiscal 2002 and $28,000 in fiscal 2001. The adoption had no impact on fiscal 2005. See further discussion in Note 2 of the Notes to the consolidated financial statements, “Change in Method of Accounting for Deferred Income Taxes Related to the Beneficial Conversion Feature of Subordinated Debt” in Item 8, “Financial Statements and Summary Data” of this Form 10-K.

Note: Store management compensation has been reclassified from “Other Operating Expenses” to “Payroll and Related Costs” to provide comparability to financial results reported by our peers in the industry. All prior period results reported have been reclassified to conform to the current year presentation.

Below is a summary of the reclassified expenses:

	Fiscal Year Ended
	August 31, 2005	August 25, 2004	August 27, 2003	August 28, 2002	August 31, 2001
	(371 days)	(364 days)	(364 days)	(362 days)	(365 days)
	(In thousands)

Payroll and related costs
Payroll and related costs (previous classification)	$81,759	$82,163	$83,676	$97,068	$123,630
Manager compensation reclassification	33,722	30,798	30,979	31,612	32,035
Payroll and related costs (as reported)	$115,481	$112,961	$114,655	$128,680	$155,665
Other operating expenses
Other operating expenses (previous classification)	$98,518	$90,245	$86,321	$90,894	$103,302
Manager compensation reclassification	(33,722)	(30,798)	(30,979)	(31,612)	(32,035)
Other operating expenses (as reported)	$64,796	$59,447	$55,342	$59,282	$71,267

Note: The Company's business plan, as approved in fiscal 2003, called for the closure of approximately 50 locations. In accordance with the plan, the entire fiscal activity of the applicable stores closed after the inception of the plan have been reclassified to discontinued operations. For comparison purposes, prior fiscal years results related to these same locations have also been reclassified to discontinued operations.

Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

Certain Reclassification of Expenses
Store management compensation has been reclassified from “Other Operating Expenses” to “Payroll and Related Costs” to provide comparability to financial results reported by our peers in the industry. All prior period results reported have been reclassified to conform to current year presentation (See Item 6. Selected Financial Data-Five -Year Summary of Operations).

The Company's business plan, as approved in fiscal 2003, called for the closure of approximately 50 locations. In accordance with the plan, the entire fiscal activity of the applicable stores closed after the inception of the plan have been reclassified to discontinued operations. For comparison purposes, prior fiscal years results related to these same locations have also been reclassified to discontinued operations.

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

The following shows the same-store sales change for comparative historical quarters:

Fiscal 2005				Fiscal 2004				Fiscal 2003
Q4(a)	Q3	Q2	Q1	Q4	Q3	Q2	Q1	Q4	Q3	Q2	Q1
(17 wks)	(12 wks)	(12 wks)	(12 wks)	(16 wks)	(12 wks)	(12 wks)	(12 wks)	(16 wks)	(12 wks)	(12 wks)	(12 wks)
13.8%	6.5%	5.8%	4.5%	4.2%	5.3%	1.0%	(2.8)%	(3.7)%	(5.8)%	(3.8)%	(7.0)%

(a)
Reflects 17 weeks of sales activity. Excluding the seventeenth week for comparability with the sixteen-week fourth quarter of 2004, the same-store sales change for the fourth quarter of fiscal 2005 was an increase of 7.2%.

Fiscal 2005 (53 weeks) Compared to Fiscal 2004 (52 weeks)
Sales increased $24.3 million, or 8.2%, in fiscal 2005 compared to fiscal 2004, $6.1 million of the increase is attributable to an additional week of sales or a 53rd week included in fiscal year 2005 versus fiscal year 2004 which was 52 weeks in length. Excluding the additional week, same-store sales growth for fiscal 2005 was 6.1%. Marketing promotions, continued customer appeal of the new combination meals, and improved product and service execution all contributed to the Company’s same-store sales growth.

All of the Company’s sales during fiscal 2005 were characterized as same-store sales. In fiscal 2005, seven units were closed and reclassified to discontinued operations.

Cost of food increased $6.4 million, or 8.0%, and was relatively flat as a percentage of sales in fiscal 2005 compared to fiscal 2004. Higher commodity prices for beef, fresh produce, and dairy were slightly offset by lower poultry prices and the continued rollout of new combination meals with favorable costs structures.

Payroll and related costs increased $2.5 million, or 2.2%, in fiscal 2005 compared to fiscal 2004. As a percentage of sales, payroll and related costs were 35.9% in fiscal 2005 compared to 37.9% in fiscal 2004. The decrease as a percentage of sales was primarily the result of a reduction in worker compensation expense and enhanced productivity due to higher sales and effective labor deployment. The reduction in workers compensation expense was due to revised reserve requirements resulting from reductions in recent claims experience. Such favorable reserve revisions are not expected to recur in fiscal 2006. These reductions in expense were partially offset by greater store management compensation expense.

Other operating expenses increased $5.3 million, or 9.0%, in fiscal 2005 compared to fiscal 2004. As a percentage of sales, other operating expenses increased 0.2%. This increase was driven primarily by increased advertising costs associated with the Company’s television marketing campaign and increased utility costs due to rising natural gas prices, which are expected to continue rising in fiscal 2006. These increases were partially offset by lower repairs and maintenance and insurance costs.

Depreciation and amortization expense decreased $1.2 million, or 7.4%, in fiscal 2005 compared to fiscal 2004. This decrease was a result of a reduction in the depreciable base of the Company’s property and equipment.

Relocation and voluntary severance costs related to the relocation of the corporate offices to Houston, Texas decreased as the majority of the cost associated with the relocation included voluntary severance costs accrued for in fiscal 2004. The remaining relocation costs were expensed as incurred in fiscal 2005. See Note 6 of the Notes to Consolidated Financial Statements for more information.

General and administrative expenses increased $1.0 million, or 5.1%, in fiscal 2005 compared to fiscal 2004. This increase was driven primarily by professional service costs related to compliance with the Sarbanes-Oxley Act of 2002 and consulting fees associated with the implementation of new point-of-sale and accounting systems. As a percentage of sales, general and administrative expenses were 6.4% in fiscal 2005 compared to 6.6% in fiscal 2004.

The provision for asset impairments and restaurant closings/(gains on sales), net decreased by $1.0 million as a result of the significant impairment charges incurred in fiscal 2004 compared to fiscal 2005. Fiscal 2005’s provision is the result of favorable adjustments of previously recorded provisions for two store locations and a gain on the sale of the San Antonio, Texas corporate office.

Interest expense increased $3.5 million, or 43.8%, primarily due to a $7.9 million write-off of the unamortized portion of the discount associated with the convertible subordinated notes, which were converted to common stock in August 2005. This increase is offset partially by a $4.4 million decrease in interest expense due primarily to the continued reduction in outstanding debt under the line of credit.

Other income decreased $2.1 million primarily due to gains on the sale of assets in fiscal 2004 versus fiscal 2005. The Company owns several long-lived assets that are classified as “held for sale” as a result of disposal activities that were initiated prior to the initial application of SFAS 144. Accordingly, gains and losses realized on the sales of these assets are classified as other income, net, in compliance with SFAS 121, under the transition guidance provided in Paragraph 51 of SFAS 144.

The provision for income taxes in fiscal 2005 included a $117,000 provision for alternative minimum tax. For fiscal 2004, the Company recognized a $2.9 million tax benefit related to a reduction in the income tax valuation allowance triggered by the establishment of a deferred tax liability for the modification of the beneficial conversion feature on convertible subordinated debt. Additionally, because the Company’s loss carryforward more than offset fiscal 2004 income from continuing operations, no income tax was provided for this income.

The loss from discontinued operations decreased by $3.7 million in fiscal 2005 compared to fiscal 2004 primarily due to significant losses and impairments associated with discontinued operations incurred and taken in fiscal 2004 related to store closures. During fiscal 2005, impairments and losses associated with discontinued operations were offset by gains recognized on the sale of related properties.

Fiscal 2004 Compared to Fiscal 2003
Sales increased $6.1 million, or 2.1%, in fiscal 2004 compared to fiscal 2003. This increase was offset by a $1.8 million decrease in sales related to five stores closed prior to the adoption of the business plan, which were not reclassified as discontinued operations. Despite store closures and the effects of increased competition in the marketplace, sales performance has improved. Promotions, new combination meals, and improved product and service execution have all contributed to this overall increase in sales.

Cost of food increased $1.0 million, or 1.3%, principally due to the increase in sales in fiscal 2004 compared to fiscal 2003. Upward pressure on beef pricing due to lower production numbers, reduced cattle weights, and an overall higher demand has negatively impacted food cost. Despite general commodity increases in food pricing, specifically related to the beef and dairy markets, food costs have declined slightly. As a percentage of sales, cost of food was 26.8% in fiscal 2004 compared to 27.1% in fiscal 2003. Management's discipline in the utilization of monthly budgeting and protein tracking tools in combination with various promotional offerings have assisted in reducing food costs. More specifically, food costs have declined in a higher commodity climate due to improved execution at each location in combination with carefully selected entree offerings for promotions which overall have very attractive cost structures.

Payroll and related costs decreased $1.7 million, or 1.5%, in fiscal 2004 compared to fiscal 2003. As a percentage of sales, payroll and related costs were 37.9% in fiscal 2004 compared to 39.3% in fiscal 2003. The decrease was due to continued improvements made in labor deployment and efficiency as a result of various Company initiatives to better manage labor costs, offset by an increase in estimated workers' compensation costs.

Other operating expenses increased $4.1 million, or 7.4%, in fiscal 2004 compared to fiscal 2003. As a percentage of sales, other operating expenses increased 1.0%. The increase was primarily due to increased advertising expense resulting from the launch of the Company's new marketing campaign, featuring television advertising. The new marketing campaign led to an increase in marketing costs. Higher cost of insurance coverage and related premiums also contributed to the increase in other operating expenses. These increases were primarily offset by a reduction in property tax expense due to store closures and related property sales.

Depreciation and amortization expense decreased $945,000, or 5.5%, in fiscal 2004 compared to fiscal 2003 due to fewer depreciable properties resulting from impairments and property sales.

Due to the current-year accrual of voluntary severance costs in relation to the relocation of the corporate offices from San Antonio, Texas, to Houston, Texas, voluntary severance costs increased by $860,000. See Note 6 “Current Accrued Expenses and Other Liabilities”, of the Notes to Consolidated Financial Statements for more information.

General and administrative expenses decreased $3.6 million, or 15.2%, in fiscal 2004 compared to fiscal 2003. This decrease was due to fewer regional management positions as a result of store closures. It is also a result of lower professional and consulting services fees associated with a fixed-asset cost-segregation study on tax depreciation and consulting fees related to the business plan, both of which occurred fiscal 2003. As a percentage of sales, general and administrative expenses were 6.6% in fiscal 2004 compared to 8.0% in fiscal 2003.

The provision for asset impairments and restaurant closings/(gains on sales), net decreased by $762,000 primarily due to a gain realized on the sale of a property which had been previously impaired, coupled with significant impairment charges incurred in the prior year. Fiscal 2004’s provision included write-downs to currently operating restaurants of $900,000 offset by a gain of $500,000 related to one property sale.

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

Other income decreased $4.4 million primarily due to gains on sales of assets recognized in the prior year, which reflected the sale of five previously closed stores. These gains were partially offset by a loan commitment fee expensed in fiscal 2003. The Company owns several long-lived assets that are classified as “held for sale” as a result of disposal activities that were initiated prior to the initial application of SFAS 144. Accordingly, gains and losses realized on the sales of these assets are classified as other income, net, in compliance with SFAS 121, under the transition guidance provided in Paragraph 51 of SFAS 144.

For fiscal 2004, the Company recognized a $2.9 million tax benefit related to a reduction in the income tax valuation allowance triggered by the establishment of a deferred tax liability for the modification of the beneficial conversion feature on its convertible subordinated debt. A $1.4 million tax benefit was recognized in fiscal 2003 as tax benefits associated with the Company’s operating losses were partially offset by the establishment of an income tax valuation allowance against the Company’s deferred tax assets.

The loss from discontinued operations decreased by $23.0 million principally due to numerous impairment charges incurred in the prior year on various locations which were closed as a part of the Company's business plan offset by ongoing periodic property maintenance costs incurred until the properties are sold.

EBITDA
The Company's operating performance is evaluated using several measures. One of those measures, EBITDA, is a non-GAAP financial measure that is derived from the Income (Loss) From Operations, which is a GAAP measurement. EBITDA has historically been used by the Company's lenders to measure compliance with certain financial debt covenants. The Company's Revolving Credit Facility generally defines EBITDA as the consolidated income (loss) from operations set forth in the Company's consolidated statements of operations before depreciation, amortization, other noncash expenses, interest expense, taxes, noncash income and extraordinary gains or losses, and other nonrecurring items of income or expense as approved by the required lenders. EBITDA is the denominator used in determining all of the financial covenant ratios that are measured against predefined limits for compliance under the Company’s Revolving Credit Facility. (See “Debt,” Note 8 of Notes to Consolidated Financial Statements). Noncompliance with any of the financial covenants would constitute an event of default under the Company’s Revolving Credit Facility, requiring the Company to obtain replacement financing to repay amounts owed under these agreements and to meet future working capital requirements. Management believes that such replacement financing would be available and that the cost of such financing would not have a significant effect on the Company’s liquidity or results of operations.

The Company believes that EBITDA provides a meaningful measure of liquidity, providing additional information regarding the Company’s cash earnings from ongoing operations and the Company’s ability to service its long-term debt and other fixed obligations.

EBITDA increased by $8.4 million from fiscal 2004 to 2005 compared to an increase of $5.6 million from fiscal 2003 to 2004. These net changes were due to various reasons noted above. Prior year amounts have been reclassified to conform to the current year presentation.

The following table reconciles the Company’s non-GAAP financial measure, EBITDA, with Income from Operations, prepared in accordance with GAAP.

	Fiscal Year Ended
	August 31, 2005	August 25, 2004 (As adjusted)	August 27 2003 (As adjusted)
	(371 days)	(364 days)	(364 days)
	(In thousands)

Income from operations	$19,753	$8,238	1,142
Plus excluded items:
(Reversal of) provision for asset impairments and restaurant closings/(gains on sales), net	(632)	413	1,175
Relocation and voluntary severance costs	669	860	-
Depreciation and amortization	15,054	16,259	17,204
Noncash executive compensation expense	-	679	1,310
EBITDA	$34,844	$26,449	$20,831

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

LIQUIDITY AND CAPITAL RESOURCES

Cash and Cash Equivalents and Working Capital
Cash and cash equivalents decreased by $522,000 and short-term investments decreased by $617,000 from the end of the prior fiscal year to August 31, 2005, primarily due to payments made to reduce the Company’s debt.

The Company had a working capital deficit of $26.2 million as of August 31, 2005, compared to $24.0 million as of August 25, 2004. The decrease was primarily attributable to the use of cash, as the Company continued to pay down its debt. The Company's working capital requirements are expected to be met through cash flows from operations and the Revolving Credit Facility.

Capital expenditures for the fiscal year ended August 31, 2005, were $10.1 million. Consistent with prior fiscal years, the Company used most of its capital funds to maintain its investment in existing operating units. The Company again expects to be able to fund all capital expenditures in fiscal 2006 using cash flows from operations and the Revolving Credit Facility. Under the Company’s new credit facility, $25.0 million plus a limited unused prior-year carryover amount, subject to certain terms, are available for funding capital expenditures in fiscal 2006. The Company expects to spend approximately $16 million to $18 million on such capital expenditures in fiscal 2006.

DEBT

Revolving Credit Facility
On August 31, 2005, Luby’s, Inc. entered into an amended and restated, $45.0 million unsecured Revolving Credit Facility (the “Revolving Credit Facility”) among Luby’s, Inc. and a syndicate of three independent banks. The Revolving Credit Facility may, subject to certain terms and conditions, be increased by an additional $15.0 million for a total facility size of $60.0 million. The Revolving Credit Facility allows for up to $10.0 million of the available credit to be extended in the form of letters of credit. The Revolving Credit Facility terminates on, and all amounts owing thereunder must be repaid on, August 31, 2008.

At any time throughout the term of the loan, the Company has the option to elect one of two bases of interest rates. One interest rate option is the greater of (a) the federal funds effective rate plus 0.5%, or (b) prime, plus, in either case, an applicable spread that ranges from 0% to 0.25% per annum. The other interest rate option is LIBOR (London InterBank Offered Rate) plus an applicable spread that ranges from 1.00% to 1.75% per annum. The applicable spread under each option is dependent upon certain measures of the Company’s financial performance at the time of election.

The Company also pays a quarterly commitment fee based on the unused portion of the Revolving Credit Facility, which is also dependent upon the Company’s financial performance, ranging from 0.25% to 0.35% per annum. The Company also is obligated to pay certain fees in respect of any letters of credit issued as well as an administrative fee to the lender acting as administrative agent. Finally, the Company was obligated to pay the lenders a one-time fee in connection with the closing of the Revolving Credit Facility.

The Revolving Credit Facility contains customary covenants and restrictions on the Company’s ability to engage in certain activities, including financial performance covenants and limitations on capital expenditures, asset sales and acquisitions, and contains customary events of default. As of November 7, 2005, the Company was in full compliance with all covenants.

All amounts owed by Luby’s, Inc. under the Revolving Credit Facility are guaranteed by its subsidiaries.

The Company primarily used proceeds received on the sale of properties, operating cash flows, short-term investments and the new facility to pay off its prior term loan and prior line of credit. As of November 7, 2005, the Company had total debt of $12.5 million outstanding under the Revolving Credit Facility.

Additionally, as of August 31, 2005, the Company had approximately $1.7 million committed under letters of credit through a separate arrangement.

Conversion of Subordinated Notes
On August 31, 2005, Christopher J. Pappas, the Company’s President and Chief Executive Office, and Harris J. Pappas, the Company’s Chief Operating Officer, each voluntarily converted all of the convertible senior subordinated notes they held into common stock of the Company. Each of them converted $5.0 million principal amount of convertible senior subordinated notes at a conversion price of $3.10 per share into 1,612,903 shares of common stock of the Company. In connection with this conversion, the Company recognized a one time non-cash charge of approximately $8.0 million representing the write-off of the unamortized portion of the discount associated with the conversion feature of the convertible senior subordinated notes. The shares issued pursuant to the conversion were treasury shares that had previously been reserved for such a conversion.

COMMITMENTS AND CONTINGENCIES

Off-Balance-Sheet Arrangements
The Company has no off-balance-sheet structured financing arrangements.

Pending Claims
Three wage and hour investigations by the U.S. Department of Labor related to the application of wait staff tip pool sums have recently been consolidated in the Houston district. The Company has not yet received sufficient data to determine the financial impact to the Company, if any, or the probable outcome of the matter. As with all such matters, the Company intends to vigorously defend its position.

The Company is presently, and from time to time becomes, subject to claims and lawsuits arising in the ordinary course of business. In the opinion of management, the resolution of any pending legal proceedings will not have a material adverse effect on the Company's operations or consolidated financial position.

Surety Bonds
At August 31, 2005, surety bonds in the amount of $5.0 million have been issued as security for the payment of insurance obligations classified as accrued expenses and other liabilities on the balance sheet.

Contractual Obligations
At August 31, 2005, the Company had contractual obligations and other commercial commitments as described below:

	Payments due by Period
Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	After 5 Years
	(In thousands)

Long-term debt obligations	$13,500	$-	$13,500	$-	$-
Capital lease obligations	-	-	-	-	-
Operating lease obligations (a)	37,651	4,203	7,933	6,964	18,451
Purchase obligations	-	-	-	-	-
Other long-term obligations	-	-	-	-	-
Total	$51,151	$4,203	$21,433	$6,964	$18,451

	Amount of Commitment by Expiration Period
Other Commercial Commitments	Total	Fiscal Year 2005	Fiscal Years 2006-2007	Fiscal Years 2008-2009	Thereafter
	(In thousands)

Letters of credit	$1,659	$1,659	$-	$-	$-
Surety bonds (b)	4,997	-	-	-	4,997
Total	$6,656	$1,659	$-	$-	$4,997

(a)	Operating lease obligations contain rent escalations and renewal options ranging from five to thirty years.

(b)
Surety bonds serve as a means of collateral for certain prior year workers' compensation policies. These surety bonds have an effective date of June 1, 2002, and remain in full force and effect until cancelled. The Company expects to convert the surety bonds to letters of credit early in fiscal 2006.

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

Long-term liabilities reflected in the Company's consolidated financial statements as of August 31, 2005, included deferred income taxes ($5.0 million), note payable ($28,000), amounts accrued for benefit payments under the Company's supplemental executive retirement plan ($337,000) and deferred compensation agreements ($304,000), accrued insurance reserves ($3.1 million), deferred rent liabilities ($4.1 million) and reserves for restaurant closings ($14,000).

The Company is also contractually obligated to the chief executive officer and the chief operating officer pursuant to employment agreements. See the section entitled “Affiliations and Related Parties - Related Parties” for further information.

AFFILIATIONS AND RELATED PARTIES

Affiliations
The Company entered into an Affiliate Services Agreement effective August 31, 2001, with two companies, Pappas Partners, L.P. and Pappas Restaurants, Inc., which are restaurant entities owned by Christopher J. Pappas and Harris J. Pappas, the Company’s CEO and COO, respectively. That agreement was amended on July 23, 2002, to limit the scope of expenditures therein to professional and consulting services because there had been a significant decline in the use of professional and consulting services from Pappas entities.

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

As part of the affiliation with the Pappas entities, the Company leases a facility, the Houston Service Center, in which Luby's has installed a centralized restaurant service center to support field operations. The building at this location has 22,253 square feet of warehouse space and 5,664 square feet of office space. It is leased from the Pappas entities by the Company at an approximate monthly rate of $0.24 per square foot. From this center, Luby's repair and service teams are dispatched to the Company's restaurants when facility or equipment maintenance and servicing are needed. The facility is also used for repair and storage of new and used equipment. The amount paid by the Company pursuant to the terms of this lease was approximately $88,000, $82,000, and $79,000 for fiscal 2005, 2004, and 2003, respectively.

The Company previously leased a location from an unrelated third party. That location is used to house increased equipment inventories due to store closures under the business plan. The Company considered it more prudent to lease this location rather than to pursue purchasing a storage facility, as its strategy is to focus its capital expenditures on its operating restaurants. In a separate transaction, the third-party property owner sold the location to the Pappas entities during the fourth quarter of fiscal 2003, with the Pappas entities becoming the Company's landlord for that location effective August 1, 2003. The storage site complements the Houston Service Center with approximately 27,000 square feet of warehouse space at an approximate monthly rate of $0.21 per square foot. The amount paid by the Company pursuant to the terms of this lease was approximately $72,000 and $69,000 for fiscal 2005 and 2004, respectively

In another separate contract, pursuant to the terms of a ground lease dated March 25, 1994, the Company paid rent to PHCG Investments for a Luby's restaurant the Company operated in Dallas, Texas, until that location was closed early in the third quarter of fiscal 2003. Christopher J. Pappas and Harris J. Pappas are general partners of PHCG Investments. Preceding the store's closure, the Company entered into a lease termination agreement with a third party unaffiliated with the Pappas entities. That agreement severed the Company's interest in the PHCG property in exchange for a payment of cash to the Company. At that time, the Company recognized a gain of $735,000 as “Other Income, Net,” which represented the excess of the cash received over the carrying amount of the Company’s investment in the related assets.  The amount paid by the Company pursuant to the terms of this lease before its termination was approximately $42,000 in fiscal 2003. No costs were incurred under this lease in fiscal 2004 or 2005.

Late in the third quarter of fiscal 2004, Christopher and Harris Pappas became partners in a limited partnership which purchased a retail strip center in Houston, Texas. Messrs. Pappas own a 50% limited partnership interest and a 50% general partnership interest in the limited partnership. One of the Company's restaurants has rented approximately 7% of the space in that center since July 1969. No changes were made to the Company's lease terms as a result of the transfer of ownership of the center to the new partnership. The amount paid by the Company pursuant to the terms of this lease was approximately $167,000 and $56,000 in fiscal 2005 and 2004, respectively.

Affiliated rents paid for the Houston Service Center, the separate storage facility, the Dallas property, and the Houston property leases combined represented 8.4%, 5.6%, and 3.7% of total rents for continuing operations for fiscal 2005, 2004, and 2003, respectively.

The following compares current and prior fiscal year-to-date charges incurred under the Master Sales Agreement, the Affiliate Services Agreement, and affiliated property leases to the Company's total capital expenditures, as well as relative general and administrative expenses and occupancy and other operating expenses included in continuing operations:

	Year Ended
	August 31, 2005	August 25, 2004	August 27, 2003
	(371 days)	(364 days)	(364 days)
	(In thousands)
AFFILIATED COSTS INCURRED:
General and administrative expenses - professional and other costs	$5	$1	$-
Capital expenditures - custom-fabricated and refurbished equipment	176	113	174
Other operating expenses, including property leases	345	170	136
Total	$526	$284	$310
RELATIVE TOTAL COMPANY COSTS:
General and administrative expenses	$20,750	$19,748	$23,301
Capital expenditures	10,058	8,921	9,057
Other operating expenses	64,796	59,447	55,342
Total	$95,604	$88,116	$87,700
AFFILIATED COSTS INCURRED AS A PERCENTAGE OF RELATIVE TOTAL COMPANY COSTS
Fiscal year to date	0. 55%	0.32%	0.35%
Inception to date	0.34%

Christopher J. Pappas, the Company’s President and Chief Executive Officer, is a member of the Board of Directors of Amegy Bank, National Association, which is a lender under, and Documentation Agent of, the Revolving Credit Facility.

Related Parties
In June 2004, new two-year employment contracts were finalized for Christopher and Harris Pappas. As in the past four years, they will both continue to devote their primary time and business efforts to Luby's, while maintaining their roles at Pappas Restaurants, Inc.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our accounting policies are described in Note 1, “Nature of Operations and Significant Accounting Policies,” of the Notes to the Consolidated Financial Statements. The Consolidated Financial Statements are prepared in conformity with generally accepted accounting principles. Preparation of the financial statements requires us to make judgments, estimates and assumptions that affect the amounts of assets and liabilities in the financial statements and revenues and expenses during the reporting periods. We believe the following are the Company’s critical accounting policies due to the significant, subjective and complex judgments and estimates used when preparing our consolidated financial statements. We regularly review our assumptions and estimates with the Finance and Audit Committee of the Company’s Board of Directors.

Income Taxes
The Company records the estimated future tax effects of temporary differences between the tax bases of assets and liabilities and amounts reported in the accompanying consolidated balance sheets, as well as operating loss and tax credit carrybacks and carryforwards. The Company periodically reviews the recoverability of tax assets recorded on the balance sheet and provides valuation allowances as management deems necessary. Management makes judgments as to the interpretation of the tax laws that might be challenged upon an audit and cause changes to previous estimates of tax liability. In addition, the Company operates within multiple taxing jurisdictions and is subject to audit in these jurisdictions. In management's opinion, adequate provisions for income taxes have been made for all years. Historically, the Company has been periodically reviewed by the Internal Revenue Service (“IRS”). The Company is currently under review for the 2003, 2002, 2001, and 2000 fiscal years. The IRS review may possibly result in a reduction of the cumulative net operating losses ($10.2 million at August 31, 2005) that are currently being carried forward to offset future taxable income.

Impairment of Long-Lived Assets
The Company periodically evaluates long-lived assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company estimates future cash flows expected to result from the use and possible disposition of the asset and will recognize an impairment loss when the sum of the undiscounted estimated future cash flows is less than the carrying amounts of such assets. The estimates of future cash flows, based on reasonable and supportable assumptions and projections, require management's subjective judgments. The span of time for which future cash flows are estimated is often lengthy, which increases the sensitivity to assumptions made. Depending on the assumptions and estimates used, the estimated future cash flows projected in the evaluation of long-lived assets can vary within a wide range of outcomes. The Company considers the likelihood of possible outcomes in determining the best estimate of future cash flows. The measurement for such an impairment loss is then based on the fair value of the asset as determined by discounted cash flows or appraisals, if available.

Property Held for Sale
The Company also periodically reviews long-lived assets against its plans to retain or ultimately dispose of properties. If the Company decides to dispose of a property, it will be moved to property held for sale and actively marketed. Property held for sale is recorded at amounts not in excess of what management currently expects to receive upon sale, less costs of disposal. The Company routinely monitors the estimated value of property held for sale and records adjustments to these values as required. The Company periodically measures and analyzes its estimates against third-party appraisals.

Insurance and Claims
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

Actual workers’ compensation and employee injury claims expense may differ from estimated loss provisions. The company cannot make any assurances as to the ultimate level of claims under the in-house safety program or whether declines in incidence of claims as well as claims costs experiences or reductions in reserve requirements under the program will continue in future periods.

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

NEW ACCOUNTING PRONOUNCEMENTS
SFAS No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS 148, requires pro forma disclosures of net income and earnings per share for companies not adopting its fair value accounting method for stock-based employee compensation. The pro forma disclosures presented in Note 12 - Employee Benefit Plans and Agreements use the fair value method of SFAS 123 to measure compensation expense for stock-based employee compensation plans.

The Company will adopt the provisions of SFAS No. 123, “Share-Based Payments (Revised 2004)”, effective September 1, 2005. Among other things, SFAS 123R eliminates the ability to account for stock-based compensation using APB 25 and requires that such transactions be recognized as compensation cost in the income statement on their fair values on the date of the grant. See Note 12 - Employee Benefit Plans and Agreements - for additional information.

In November 2004, the Emerging Issues Task Force (EITF”) reached a consensus on EITF 03-13, “Applying the Conditions in Paragraph 42 of FABS Statement No. 144 in Determining Whether to Report Discontinued Operations,” which provides guidance on how to evaluate the discontinued operations criteria. The consensus should be applied in fiscal periods beginning after December 15, 2004. The Company plans to apply the consensus effective fiscal year 2006. The application is not expected to have a significant effect on reporting of discontinued operations.

In October 2005, the FASB issued FASB Staff Position No. 13-1 (“FSP 13-1”), which addresses the accounting for rental costs associated with building and ground operating leases that are incurred during a construction period. The FASB decided that such rental costs incurred during a construction period shall be recognized as rental expense. A lessee shall cease capitalizing rental costs as of the effective date of FSP 13-1 for operating lease arrangements entered into prior to the effective date of FSP 13-1. The guidance in FSP 13-1 shall be applied to the first reporting period beginning after December 15, 2005. Early adoption is permitted for financial statements or interim financial statements that have not yet been issued. Because it has been the Company’s practice to charge rental costs during construction periods to expense, the adoption of FSP 13-1 will not have an impact on the Company’s financial position, results of operations or cash flows.

In May 2005 the FASB issued FASB Statement No. 154, “Accounting Changes and Error Corrections”. Statement 154 replaces APB No. 20, “Accounting Changes”, and FASB Statement No. 3, “Reporting Changes in Interim Financial Statements”. FASB No. 154 changes the accounting for, and reporting of, a change in accounting principle. FASB No. 154 requires retrospective application to prior period’s financial statements of voluntary changes in accounting principle and changes required by new accounting standards when the standard does not include specific transition provisions, unless it is impractical to do so. FASB No. 154 is effective for accounting changes and corrections of errors in fiscal years beginning after December 15, 2005.

INFLATION

The Company's policy is to maintain stable menu prices without regard to seasonal variations in food costs. General increases in costs of food, wages, supplies, transportation, and services make it necessary for the Company to increase its menu prices from time to time. To the extent prevailing market conditions allow, the Company intends to adjust menu prices to maintain profit margins.

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains statements that are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements contained in this Form 10-K, other than statements of historical facts, are “forward-looking statements” for purposes of these provisions, including any statements regarding:

•	the Company’s future operating results;
•	the Company’s future capital expenditures;
•	reducing the Company’s debt, including the Company’s liquidity and the sources and availability of funds to reduce its debt;
•	future sales of the Company’s assets and the gains or losses that the Company may recognize as a result of any such sale; and
•	the Company’s continued compliance with the terms of its Revolving Credit Facility.

In some cases, you can identify these statements by forward-looking words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “outlook,” “may,” “should,” “will,” and “would” or similar words. Forward-looking statements are based on certain assumptions and analyses made by the Company’s management in light of their experience and perception of historical trends, current conditions, expected future developments and other factors they believe are relevant. Although management believes that their assumptions are reasonable based on information currently available, those assumptions are subject to significant risks and uncertainties, many of which are outside of the Company’s control. The following factors, as well as the factors set forth in Item 1A of this Form 10-K and any other cautionary language in this Form 10-K, provide examples of risks, uncertainties, and events that may cause the Company’s financial and operational results to differ materially from the expectations described in the Company’s forward-looking statements:

•	general business and economic conditions;
•	the impact of competition;
•	the Company’s operating initiatives;
•	fluctuations in the costs of commodities, including beef, poultry, seafood, dairy, cheese and produce;
•	increases in utility costs, including the costs of natural gas and other energy supplies;
•	changes in the availability and cost of labor;
•	the seasonality of the Company’s business;
•	changes in governmental regulations, including changes in minimum wages;
•	the affects of inflation;
•	the availability of credit;
•	unfavorable publicity relating to the Company’s operations, including publicity concerning food quality, illness or other health concerns or labor relations; and
•	the continued service of key management personnel.

Each forward-looking statement speaks only as of the date of this Form 10-K, and the Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. You should be aware that the occurrence of the events described above and elsewhere in this Form 10-K could have material adverse effect on the Company’s business, results of operations, cash flows and financial condition.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

The Company is exposed to market risk from changes in interest rates affecting its variable-rate debt. As of August 31, 2005, $13.5 million, the total amount of debt subject to interest rate fluctuations, was outstanding under its Revolving Credit Facility. Assuming a consistent level of debt, a 1% change in interest rates effective from the beginning of the year would result in an increase or decrease in annual interest expense of approximately $135,000.

Although the Company is not currently using interest rate swaps, it has previously used and may in the future use these instruments to manage cash flow risk on a portion of its variable-rate debt.

Item 8.	Financial Statements and Supplementary Data

Report of Management

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15(d)-15(f). Because of its inherent limitations, internal control over financial reporting may not prevent or detect material misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of August 31, 2005 based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that evaluation, our management concluded that our internal control over financial reporting was effective as of August 31, 2005.

Management’s assessment of the effectiveness of our internal control over financial reporting as of August 31, 2005 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included elsewhere herein.

/s/Christopher J. Pappas	/s/Ernest Pekmezaris
Christopher J. Pappas	Ernest Pekmezaris
President and Chief Executive Officer	Senior Vice President and Chief Financial Officer

LUBY'S, INC.
FINANCIAL STATEMENTS

Years Ended August 31, 2005, August 25, 2004 and August 27, 2003
with Report of Independent Registered Public Accounting Firm

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Luby's, Inc.

We have audited the accompanying consolidated balance sheets of Luby's, Inc. (The “Company”) as of August 31, 2005, and August 25, 2004, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended August 31, 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Luby's, Inc. at August 31, 2005 and August 25, 2004, and the consolidated results of its operations and its cash flows for each of the three years in the period ended August 31, 2005, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 2 to the consolidated financial statements, in 2005, the Company changed its method of accounting to recognize deferred taxes associated with the beneficial conversion feature on the Company’s convertible subordinated debt.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of August 31, 2005, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report, dated November 4, 2005, expressed an unqualified opinion thereon.

/s/ERNST & YOUNG LLP
San Antonio, Texas
November 4, 2005

Report of Independent Registered Public Accounting Firm on
Internal Control over Financial Reporting

The Board of Directors and Shareholders of Luby's, Inc.

We have audited management’s assessment included in the accompanying Report of Management, that Luby’s, Inc. maintained effective internal control over financial reporting as of August 31, 2005, based on criteria established in Internal Control -Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Luby’s, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that Luby’s Inc. maintained effective internal control over financial reporting as of August 31, 2005, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Luby’s Inc. maintained, in all material respects, effective internal control over financial reporting as of August 31, 2005, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Luby’s, Inc. as of August 31, 2005 and August 25, 2004, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended August 31, 2005 of Luby’s, Inc., and our report, dated November 4, 2005, expresses an unqualified opinion thereon.

/s/ERNST & YOUNG LLP
San Antonio, Texas
November 4, 2005

Luby's, Inc.
Consolidated Balance Sheets

	August 31, 2005	August 25, 2004 (As adjusted)
	(In thousands, except share data)
ASSETS
Current Assets:
Cash and cash equivalents	$2,789	$3,311
Short-term investments (see Note 3)	1,667	2,284
Trade accounts and other receivables, net	151	101
Food and supply inventories	2,215	2,092
Prepaid expenses	1,639	1,028
Deferred income taxes (see Note 4)	865	1,073
Total current assets	9,326	9,889
Property, plant, and equipment, net (see Note 5)	186,009	194,042
Property held for sale	9,346	24,594
Other assets	1,533	3,756
Total assets	$206,214	$232,281
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$17,759	$16,821
Accrued expenses and other liabilities (see Note 6)	17,720	17,073
Total current liabilities	35,479	33,894
Credit-facility debt (see Note 8)	13,500	28,000
Term debt (see Note 8)	-	23,470
Convertible subordinated notes, net - related party (see Note 8)	-	2,091
Other liabilities (see Note 7)	7,910	10,215
Deferred income taxes (see Note 4)	5,039	5,061
Total liabilities	61,928	102,731
SHAREHOLDERS' EQUITY
Common stock, $.32 par value; authorized 100,000,000 shares, issued 27,610,708 shares and 27,410,567 shares at August 31, 2005 and August 25, 2004, respectively	8,835	8,771
Paid-in capital	40,032	39,070
Retained earnings	131,023	186,480
Less cost of treasury stock, 1,676,403 shares and 4,933,063 shares at August 31, 2005 and August 25, 2004, respectively	(35,604)	(104,771)
Total shareholders' equity	144,286	129,550
Total liabilities and shareholders' equity	$206,214	$232,281

See accompanying notes.

Luby's, Inc.
Consolidated Statements of Operations

	Year Ended
	August 31, 2005	August 25, 2004 (As adjusted)	August 27, 2003 (As adjusted)
	(In thousands except per share data)

SALES	$322,151	$297,849	$291,740
COSTS AND EXPENSES:
Cost of food	86,280	79,923	78,921
Payroll and related costs	115,481	112,961	114,655
Other operating expenses	64,796	59,447	55,342
Depreciation and amortization	15,054	16,259	17,204
Relocation and voluntary severance costs (see Note 6)	669	860	-
General and administrative expenses	20,750	19,748	23,301
(Reversal of) provision for asset impairments and restaurant closings/(gains on sales), net (see Note 9)	(632)	413	1,175
	302,398	289,611	290,598
INCOME FROM OPERATIONS	19,753	8,238	1,142
Interest expense	(11,636)	(8,094)	(7,610)
Other income, net	574	2,689	7,069
Income before income taxes	8,691	2,833	601
Provision (benefit) for income taxes (see Note 4)	117	(2,856)	(1,441)
Income from continuing operations	8,574	5,689	2,042
Discontinued operations, net of taxes (see Note 9)	(5,126)	(8,811)	(31,763)
NET INCOME (LOSS)	$3,448	$(3,122)	$(29,721)
Income per share from continuing operations:
Basic (see Note 15)	$0.38	$0.25	$0.09
Assuming dilution(see Note 15)	$0.37	$0.25	$0.09
Loss per share from discontinued operations:
Basic (see Note 15)	$(0.23)	$(0.39)	$(1.41)
Assuming dilution (see Note 15)	$(0.22)	$(0.39)	$(1.41)
Net income (loss) per share:
Basic (see Note 15)	$0.15	$(0.14)	$(1.32)
Assuming dilution (see Note 15)	$0.15	$(0.14)	$(1.32)
Weighted-average shares outstanding:
Basic	22,608	22,470	22,451
Assuming dilution	23,455	22,679	22,532

See accompanying notes.

Luby's, Inc.
Consolidated Statements of Shareholders' Equity
(In thousands)

	Common Stock							Total
	Issued		Treasury		Paid-In	Deferred	Retained	Shareholders'
	Shares	Amount	Shares	Amount	Capital	Compensation	Earnings	Equity
Balance at August 28, 2002 (As adjusted)	27,403	$8,769	(4,970)	$(105,557)	$35,697	$(1,989)	$219,323	$156,243
Net loss for the year	-	-	-	-	-	-	(29,721)	(29,721)
Noncash stock compensation expense	-	-	-	-	-	1,310	-	1,310
Common stock issued under nonemployee director benefit plans	-	-	23	495	(419)	-	-	76
Balance at August 27, 2003 (As adjusted)	27,403	$8,769	(4,947)	$(105,062)	$35,278	$(679)	$189,602	$127,908
Net loss for the year	-	-	-	-	-	-	(3,122)	(3,122)
Noncash stock compensation expense	-	-	-	-	-	679	-	679
Net change in value of beneficial conversion feature on the convertible subordinated notes, net of taxes	-	-	-	-	4,045	-	-	4,045
Common stock issued under nonemployee director benefit plans	-	2	14	291	(291)	-	-	2
Common stock issued under employee benefit plans	8	-	-	-	38	-	-	38
Balance at August 25, 2004 (As adjusted)	27,411	$8,771	(4,933)	$(104,771)	$39,070	$-	$186,480	$129,550
Net income for the year	-	-	-	-	-	-	3,448	3,448
Common stock issued under nonemployee director benefit plans	9	3	31	655	(179)	-	(393)	86
Common stock issued for conversion of subordinated debt	-	-	3,226	68,512	-	-	(58,512)	10,000
Common stock issued under employee benefit plans	191	61	-	-	1,141	-	-	1,202
Balance at August 31, 2005	27,611	$8,835	(1,676)	$(35,604)	$40,032	$-	$131,023	$144,286

See accompanying notes.

Luby's, Inc.
Consolidated Statements of Cash Flows

	Year Ended
	August 31, 2005	August 25, 2004 (As adjusted)	August 27, 2003 (As adjusted)
	(In thousands)

Cash flows from operating activities:
Net income (loss)	$3,448	$(3,122)	$(29,721)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Provision for asset impairments, net of gains on property sales - discontinued operations	389	1,895	16,613
Provision for (reversal of) asset impairments and restaurant closings/(gains on sales), net	(189)	727	1,821
Depreciation and amortization - continuing operations	15,054	16,259	17,204
Depreciation and amortization - discontinued operations	(48)	1,094	3,162
Amortization of discount on convertible subordinated notes	7,909	2,020	1,090
Amortization of debt issuance cost	2,345	302	-
Gain on disposal of property held for sale	-	-	(3,222)
Loss (gain) on disposal of property and equipment	624	(2,154)	(3,364)
Noncash nonemployee directors' fees	86	-	76
Reduction in the amount of income tax valuation allowance required (Note 2)	-	(2,856)	(1,441)
Noncash executive compensation expense	-	679	1,310
Cash provided by operating activities before changes in operating assets and liabilities	29,618	14,844	3,528
Changes in operating assets and liabilities:
(Increase) decrease in trade accounts and other receivables	(50)	182	(98)
(Increase) decrease in food and supply inventories	(123)	(294)	399
Decrease in income tax receivable	-	-	7,245
(Increase) decrease in prepaid expenses	(611)	2,457	(1,818)
Decrease (increase) in other assets	2	408	(201)
Increase (decrease) in accounts payable	938	2,292	(6,589)
Decrease in accrued expenses and other liabilities	(1,347)	(2,262)	(2,183)
Increase in deferred income taxes	186	-	4,545
Decrease in reserve for store closings	(486)	(1,163)	(210)
Net cash provided by operating activities	28,127	16,464	4,618
Cash flows from investing activities:
Proceeds from redemption of short-term investments	617	-	-
Purchases of short-term investments	-	-	(2,285)
Proceeds from disposal of property held for sale	17,684	17,068	19,178
Proceeds from disposal of property, plant and equipment	-	3,585	7,813
Purchases of property, plant and equipment	(10,058)	(8,921)	(9,057)
Net cash provided by investing activities	8,243	11,732	15,649
Cash flows from financing activities:
Repayment of debt	(45,970)	(104,290)	(26,889)
Proceeds from issuance of debt	8,000	64,200	-
Debt issuance cost	(124)	(3,920)	-
Proceeds received on the exercise of employee stock options	1,202	41	-
Net cash used in financing activities	(36,892)	(43,969)	(26,889)
Net decrease in cash	(522)	(15,773)	(6,622)
Cash and cash equivalents at beginning of year	3,311	19,084	25,706
Cash and cash equivalents at end of year	$2,789	$3,311	$19,084

See accompanying notes.

Luby's, Inc.
Notes to Consolidated Financial Statements
Fiscal Years 2005, 2004 and 2003

Note 1.	Nature of Operations and Significant Accounting Policies

Nature of Operations
Luby's, Inc. is based in Houston, Texas. As of August 31, 2005, the Company owned and operated 131 restaurants, with 123 in Texas and the remainder in four other states. The Company's restaurant locations are convenient to shopping and business developments as well as to residential areas. Accordingly, the restaurants appeal primarily to shoppers, travelers, store and office personnel at lunch, and to families at dinner.

Principles of Consolidation
The accompanying consolidated financial statements include the accounts of Luby's, Inc. and its wholly owned subsidiaries. Luby's, Inc. was restructured into a holding company on February 1, 1997, at which time all of the operating assets were transferred to Luby's Restaurants Limited Partnership, a Texas limited partnership composed of two wholly owned, indirect corporate subsidiaries of the Company. All restaurant operations are conducted by the partnership. Unless the context indicates otherwise, the word “Company” as used herein includes Luby's, Inc., the partnership, and the consolidated corporate subsidiaries of Luby's, Inc. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

Property Held for Sale
Property held for sale is recorded at amounts not in excess of what management currently expects to receive upon sale, less costs of disposal. The Company routinely monitors the estimated value of property held for sale and records adjustments to these values as required. For certain assets impaired, the Company may record subsequent adjustments for increases in fair value, but not in excess of cumulative losses previously recognized.

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

Debt Issuance Costs
Debt issuance costs include costs incurred in connection with the arrangement of long-term financing agreements. These costs are amortized using the effective interest method over the respective term of the debt to which they specifically relate.

Financial Instruments
The estimated fair value of financial instruments held by the Company approximates the carrying value.

Self-Insurance Accrued Expenses
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

Advertising Expenses
Advertising costs are expensed as incurred. Management changed its strategic focus in fiscal 2004 to an increased emphasis in this area. Total advertising expense was $6.3 million, $4.1 million, and $1.1 million in fiscal 2005, 2004, and 2003, respectively, of which $91,000, $198,000, and $158,000, in fiscal 2005, 2004, and 2003, respectively, related to stores included in discontinued operations and was reclassified accordingly.

Depreciation and Amortization
Property, plant and equipment are recorded at cost. The Company depreciates the cost of plant and equipment over their estimated useful lives using the straight-line method. Leasehold improvements are amortized over the lesser of their estimated useful lives or the related lease terms. Depreciation of buildings is provided on a straight-line basis over the estimated useful lives (generally 20 to 33 years, not to exceed 25 years for buildings located on leased properties).

Operating Leases
The Company leases restaurant and administrative facilities and administrative equipment under operating leases. Building lease agreements generally include rent holidays, rent escalation clauses and contingent rent provisions for a percentage of sales in excess of specified levels. Contingent rental expenses are recognized prior to the achievement of a specified target, provided that the achievement of the target is considered probable. Most of our lease agreements include renewal periods at the Company’s option. We recognize rent holiday periods and scheduled rent increases on a straight-line basis over the lease term beginning with the date the Company takes possession of the leased space. We record tenant improvement allowances and rent holidays as deferred rent expense on the consolidated statements of operations.

Income Taxes
Deferred income taxes are computed using the liability method. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities (temporary differences) and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

Management makes judgments as to the interpretation of the tax laws that might be challenged upon an audit and cause changes to previous estimates of tax liability. In management's opinion, adequate provisions for income taxes have been made for all years. Historically, the Company has been periodically reviewed by the Internal Revenue Service. The Company is currently under review for the 2003, 2002, 2001, and 2000 fiscal years.

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

Stock-Based Compensation
Employee compensation expense under the stock option plans is reported only if options are granted below market price at grant date in accordance with the intrinsic value method of Accounting Principles Board Opinion (APB) No. 25, “Accounting for Stock Issued to Employees,” and related interpretations by accounting standards setters. When the exercise price of the Company’s employee stock options equals the market price of the underlying stock on the date of the grant, no compensation expense is recognized on options granted. Compensation expense for non-vested stock awards is based on the market price of the stock on the date of grant and is recognized ratably over the service period of the award.

Earnings Per Share
The Company presents basic income (loss) per common share and diluted loss per common share in accordance with SFAS No. 128, “Earnings Per Share.” Basic income (loss) per share is computed by dividing net income (loss) by the weighted-average number of shares outstanding during each period presented. In fiscal years 2005, 2004, and 2003, dilutive shares had a minimal effect on income (loss) per share.

Accounting Periods
The Company's fiscal year generally consists of 13 four-week periods ending on the last Wednesday in August. Fiscal year 2005 consists of 12 four-week periods and one five-week period.

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

Reclassifications

Store management compensation has been reclassified from “Other Operating Expenses” to “Payroll and Related Costs” to provide comparability to financial results reported by our peers in the industry. All prior period results reported have been reclassified to conform to the current year presentation.

Below is a summary of the reclassified expenses:

	Fiscal Year Ended
	August 31, 2005	August 25, 2004	August 27, 2003
	(371 days)	(364 days)	(364 days)
	(In thousands)
Payroll and related costs
Payroll and related costs (previous classification)	$81,759	$82,163	$83,676
Manager compensation reclassification	33,722	30,798	30,979
Payroll and related costs (as reported)	$115,481	$112,961	$114,655
Other operating expenses
Other operating expenses (previous classification)	$98,518	$90,245	$86,321
Manager compensation reclassification	(33,722)	(30,798)	(30,979)
Other operating expenses (as reported)	$64,796	$59,447	$55,342

The Company's business plan, as approved in fiscal 2003, called for the closure of approximately 50 locations. In accordance with the plan, the entire fiscal activity of the applicable stores closed after the inception of the plan have been reclassified to discontinued operations. For comparison purposes, prior fiscal years results related to these same locations have also been reclassified to discontinued operations. Certain other reclassifications of prior period results have been made to conform to the current year presentation.

New Accounting Pronouncements
SFAS No. 123, “Accounting for Stock-Based Compensation, as amended by SFAS 148, requires pro forma disclosures of net income and earnings per share for companies not adopting its fair value accounting method for stock-based employee compensation. The pro forma disclosures presented in Note 12 - Employee Benefit Plans and Agreements use the fair value method of SFAS 123 to measure compensation expense for stock-based employee compensation plans.

The Company expects to adopt the provisions of SFAS No. 123, “Share-Based Payments (Revised 2004)”, on September 1, 2005. Among other things, SFAS 123R eliminates the ability to account for stock-based compensation using APB 25 and requires that such transactions be recognized as compensation cost in the income statement at their fair values on the date of the grant. See Note 12 - Employee Benefit Plans and Agreements for additional information.

In November 2004, the Emerging Issues Task Force reached a consensus on EITF 03-13, “Applying the Conditions in Paragraph 42 of FABS Statement No. 144 in Determining Whether to Report Discontinued Operations,” which provides guidance on how to evaluate the discontinued operations criteria. The consensus should be applied in fiscal periods beginning after December 15, 2004. The Company plans to apply the consensus effective fiscal year 2006. The application is not expected to have a significant effect on reporting of discontinued operations.

In October 2005, the FASB issued FASB Staff Position No. SFAS 13-1 (“FSP 13-1”), which addresses the accounting for rental costs associated with building and ground operating leases that are incurred during a construction period. The FASB decided that such rental costs incurred during a construction period shall be recognized as rental expense. A lessee should cease capitalizing rental costs as of the effective date of ESP 13-1. The guidance in FSP 13-1 shall be applied to the first reporting period beginning after December 15, 2005. Early adoption is permitted for financial statements or interim financial statements that have not yet been issued. A lessee shall cease capitalizing rental costs as of the effective date of FSP 13-1 for operating lease arrangements entered into prior to the effective date of FSP 13-1. Because it has been the Company’s practice to charge rental cost incurred during construction periods to expense, the adoption of FSP 13-1 will not have an impact on the Company’s financial position, results of operations or cash flows.

In May 2005 the FASB issued FASB Statement No. 154, Accounting Changes and Error Corrections. Statement 154 replaces APB No. 20, Accounting Changes, and FASB Statement No. 3, Reporting Changes in Interim Financial Statements. FASB No. 154 changes the accounting for, and reporting of, a change in accounting principle. FASB No. 154 requires retrospective application to prior period’s financial statements of voluntary changes in accounting principle and changes required by new accounting standards when the standard does not include specific transition provisions, unless it is impractical to do so. FASB No. 154 is effective for accounting changes and corrections of errors in fiscal years beginning after December 15, 2005.

Note 2.	Change in Method of Accounting for Deferred Income Taxes Related to the Beneficial Conversion Feature of Subordinated Debt

In September 2005, the FASB approved EITF Issue 05-8, “Income Tax Consequences of Issuing Convertible Debt with a Beneficial Conversion Feature” (“EIFT 05-8”). EITF 05-8 provides (i) that the recognition of a beneficial conversion feature creates a difference between the book basis and tax basis (“basis difference”) of a convertible debt instrument, (ii) that basis difference is a temporary difference for which a deferred tax liability should be recorded and (iii) the effect of recognizing the deferred tax liability should be charged to equity in accordance with SFAS No. 109. EITF 05-8 is effective for financial statements for periods beginning after December 15, 2005, and must be adopted through retrospective application to all periods presented, with early adoption permitted. As a result, EITF 05-8 applies to debt instruments that were converted or extinguished in prior periods as well as to those currently outstanding. The Company has adopted EITF 05-8 and applied it retrospectively to all periods presented herein and all prior periods. Accordingly, effective fiscal year 2001, a deferred tax liability has been recorded, offset by a charge to paid-in capital, for the temporary difference created by the beneficial conversion feature recognized in connection with the Company’s convertible subordinated debt. The tax effect of subsequent changes to the beneficial conversion feature have also been recorded to the deferred tax liability, with offsetting entries to paid-in capital or income tax expense/benefit, as appropriate.

The retrospective adoption of EITF 05-8 had no impact on periods prior to fiscal 2001. Adjustments for fiscal years 2002 and 2001 included income tax benefits of approximately $169,000 and $28,000, respectively, with commensurate reductions in losses from continuing operations and net losses reported for those years. Tax benefits of $2.9 million in fiscal 2004 and $1.4 million in fiscal 2003 were realized as a result of reductions in our income tax valuation allowance by the equivalent amount that our deferred tax liabilities increased as a result of the adoption of EITF 05-8. There were no adjustments to the consolidated statement of operations for fiscal year 2005 pertaining to the application of the new standard. Following is a summary of the effects of the adjustments on the consolidated statements of operations for the two fiscal years ended August 25, 2004 (in thousands):

Fiscal Year Ended August 25, 2004	Previously Reported	Adjustments	As adjusted

Income before income taxes	$2,833	$-	$2,833
Benefit for income taxes	-	(2,856)	(2,856)
Income from continuing operations	2,833	2,856	5,689
Discontinued operations, net of taxes	(8,811)	-	(8,811)
Net loss	(5,978)	2,856	(3,122)
Income per share from continuing operations:
Basic	0.13	0.12	0.25
Assuming dilution	0.12	0.13	0.25
Loss per share from discontinued operations:
Basic	(0.39)	-	(0.39)
Assuming dilution	(0.39)	-	(0.39)
Net loss per share:
Basic	(0.27)	0.13	(0.14)
Assuming dilution	(0.26)	0.12	(0.14)

Fiscal Year Ended August 27, 2003	Previously Reported	Adjustments	As adjusted

Income before income taxes	$601	$-	$601
Benefit for income taxes	-	(1,441)	(1,441)
Income from continuing operations	601	1,441	2,042
Discontinued operations, net of taxes	(31,763)	-	(31,763)
Net loss	(31,162)	1,441	(29,721)
Income per share from continuing operations:
Basic	0.03	0.06	0.09
Assuming dilution	0.03	0.06	0.09
Loss per share from discontinued operations:
Basic	(1.41)	-	(1.41)
Assuming dilution	(1.41)	-	(1.41)
Net loss per share:
Basic	(1.39)	0.07	(1.32)
Assuming dilution	$(1.39)	$0.07	$(1.32)

Following is a summary of the effects of these adjustments on the consolidated balance sheet as of August 25, 2004 (in thousands):

August 25, 2004	Previously Reported	Adjustments	As adjusted

Total assets	$232,281	$-	$232,281
Total liabilities	102,731	-	102,731
Paid-in capital	43,564	(4,494)	39,070
Retained earnings	181,986	4,494	186,480
Total shareholders’ equity	129,550	-	129,550
Total liabilities and shareholders’ equity	$232,281	$-	$232,281

Note 3.	Cash and Cash Equivalents and Short-Term Investments

The Company manages its cash and cash equivalents and short-term investments jointly in order to internally fund operating needs. Short-term investments as of August 31, 2005, and August 25, 2004, consisted primarily of held-to-maturity time deposits, which were pledged as collateral for four separate letters of credit. During 2005, approximately $617,000 was drawn against one of the letters of credit.

	August 31, 2005	August 25, 2004
	(In thousands)

Cash and cash equivalents	$2,789	$3,311
Short-term investments	1,667	2,284
Total cash and cash equivalents and short-term investments	$4,456	$5,595

The Company's combined cash and cash equivalents and short-term investments balance declined from $5.6 million as of August 25, 2004, to $4.5 million as of August 31, 2005. The decline was primarily attributed to an approximately $38.0 million net debt paydown in fiscal 2005 and purchases of assets of approximately $10.1 million, offset by proceeds from the sale of assets of closed stores of approximately $17.7 million (including $4.1 million in net proceeds from the sale of the San Antonio, Texas corporate office) and cash flows from operations.

Note 4.	Income Taxes

The following is a summarization of deferred income tax assets and liabilities as of the current and prior fiscal year-end:

	August 31, 2005	August 25, 2004
	(In thousands)

Deferred long-term income tax liability	$(5,039)	$(5,061)
Plus: Deferred short-term income tax asset	865	1,073
Net deferred income tax liability	$(4,174)	$(3,988)

The following table details the categories of income tax assets and liabilities resulting from the cumulative tax effects of temporary differences as of the end of each period presented:

	August 31, 2005	August 25, 2004 (As adjusted)
	(In thousands)
Deferred income tax assets:
Workers' compensation, employee injury, and general liability claims	$2,085	$2,552
Deferred compensation	2,277	2,302
Net operating losses	10,235	16,032
General business credits	940	529
Other	1,345	1,557
Subtotal	16,882	22,972
Valuation allowance	(13,577)	(15,664)
Total deferred income tax assets	3,305	7,308
Deferred income tax liabilities:
Depreciation and amortization	5,406	6,657
Discount on subordinated debt	-	2,768
Other	2,073	1,871
Total deferred income tax liabilities	7,479	11,296
Net deferred income tax liability	$(4,174)	$(3,988)

Relative only to continuing operations, the reconciliation of the expense (benefit) for income taxes to the expected income tax expense (benefit), computed using the statutory tax rate, was as follows:

	2005		2004 (As adjusted)		2003 (As adjusted)
	Amount	%	Amount	%	Amount	%
	(In thousands and as a percent of pretax income)

Income tax expense from continuing operations at the federal rate	$3,042	35.0%	$991	35.0%	$210	35.0%
Permanent and other differences
Federal jobs tax credits	130	1.5	51	1.8	76	12.6
Other permanent differences	(150)	(1.7)	15	0.5	11	1.8
Alternative minimum tax	117	1.3	-	-	-	-
Change in valuation allowance	(3,022)	(34.8)	(3,913)	(138.1)	(1,738)	(289.2)
Income tax expense (benefit) from continuing operations	$117	1.3%	$(2,856)	(100.8)%	$(1,441)	(239.8)%

For the fiscal year ended August 31, 2005, including both continuing and discontinued operations, the Company generated gross taxable income of approximately $6.2 million which will be offset by net operating loss carryforwards from prior years. However, the Company will incur an Alternative Minimum Tax (“AMT”) liability of approximately $117,000 for fiscal year 2005. The AMT liability may be used as a credit in the future if regular income tax exceeds future AMT.

For the 2004 fiscal year, including both continuing and discontinued operations, the Company generated net operating losses of approximately $4.0 million, which will fully expire in 2024 if not utilized. Initial estimates of the losses for 2004 were approximately $14.1 million and were adjusted with the filing of the final tax return for that period.

For the 2003 fiscal year, including both continuing and discontinued operations, the Company generated gross taxable operating losses of approximately $31.7 million, which will fully expire in 2023 if not utilized. Due to the Company’s cumulative loss carryforward position, no federal income taxes were paid in fiscal 2004 or fiscal 2003.

The tax benefit of the operating losses for book purposes in fiscal years 2004 and 2003 was netted against a valuation allowance because loss carrybacks were exhausted with the fiscal 2002 tax filing and the future realization of loss carryforwards was uncertain. For book purposes in fiscal years after 2004, tax expense and benefits will be offset against the valuation allowance until such time as the future realization of loss carryforwards becomes reasonably certain. Tax benefits of $2.9 million in fiscal 2004 and $1.4 million in fiscal 2003 were realized as a result of reductions in our income tax valuation allowance by the equivalent amount that our deferred tax liabilities increased as a result of the adoption of EITF 05-8.

The Company's federal income tax returns have been periodically reviewed by the Internal Revenue Service. The Company's 2003, 2002, 2001, and 2000 returns are currently under review. Management believes that adequate provisions for income taxes have been reflected in the financial statements and is not aware of any significant exposure items that have not been reflected in the financial statements. The IRS review may possibly result in a reduction of the cumulative net operating losses that are currently being carried forward to offset future taxable income.

Note 5.	Property, Plant and Equipment

The cost and accumulated depreciation of property, plant and equipment at August 31, 2005, and August 25, 2004, together with the related estimated useful lives used in computing depreciation and amortization, were as follows:

	August 31, 2005	August 25, 2004	Estimated Useful Lives
	(In thousands)
Land	$50,791	$51,536	─
Restaurant equipment and furnishings	109,488	107,481	3 to 15 years
Buildings	175,912	180,210	20 to 33 years
Leasehold and leasehold improvements	18,738	20,859	Lesser of lease term or estimated useful life
Office furniture and equipment	4,745	6,845	5 to 10 years
Transportation equipment	405	421	5 years
	360,079	367,352
Less accumulated depreciation and amortization	(174,070)	(173,310)
Property and equipment	$186,009	$194,042

Note 6.	Current Accrued Expenses and Other Liabilities

Current accrued expenses and other liabilities as of the current and prior fiscal year-end consisted of:

	August 31, 2005	August 25, 2004
	(In thousands)

Salaries, compensated absences, incentives, and bonuses	$5,115	$4,736
Voluntary severance costs	86	860
Taxes, other than income	5,584	4,074
Accrued claims and insurance	4,616	5,979
Rent, legal, and other	2,202	1,424
Federal income tax payable	117	-
	$17,720	$17,073

During the third quarter of fiscal 2004, Luby's announced it would consolidate all of the Company's corporate operations in one city by moving its corporate headquarters to Houston, Texas. This move was completed by the end of the 2004 calendar year. In conjunction with the move, the Company offered voluntary severance agreements to certain employees. In accordance with SFAS No. 88, “Employers Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits,” the Company recorded, in fiscal year 2004, a liability and reported in accrued expenses and other liabilities and recognized an expense in the Company's consolidated statements of operations of $860,000 under voluntary severance costs. The liability and related expense represent the cost to the Company for the voluntary severance agreements accepted by employees during the fourth quarter of fiscal 2004. Subsequent relocation costs incurred were recognized in accordance with SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” and expensed as incurred.

Recent favorable claims experience resulted in a significant reduction in the Company’s reserve requirements for accrued claims and insurance. The Company does not anticipate any significant adjustments to these reserve requirements for fiscal 2006.

Note 7.	Other Long-term Liabilities

Long-term other liabilities as of the current and prior fiscal year-end consisted of:

	August 31, 2005	August 25, 2004
	(In thousands)
Workers compensation and general liability insurance reserve	$3,086	$3,936
Note payable	28	28
Deferred rent	4,141	4,712
Deferred compensation	641	1,039
Reserve for store closings	14	500
	$7,910	$10,215

Note 8.	Debt

Previous Senior Debt
During the mid-1990's, the Company entered into a revolving line-of-credit with a group of four banks. The line was primarily used for financing long-term objectives, including capital acquisitions and a stock repurchase program. These large demands of cash contributed to the capacity under that line-of-credit being fully exhausted in fiscal 2001, at which time the Company received an additional $10 million in subordinate financing from its CEO and COO (see “Subordinate Notes” herein).

In the fourth quarter of fiscal 2004, the Company successfully refinanced its existing senior credit facility with two new instruments. The first was a secured, three-year line of credit for $50 million. Of the total line, only $36.3 million was originally drawn in connection with the refinancing. This instrument was funded by a new syndicate of four independent banks.

In addition to the line of credit, the Company concurrently negotiated another secured, three-year term loan for $27.9 million. The term loan was funded by a third-party financial institution not related to any member of the bank group that funded the line of credit.

Primarily proceeds from property sales of under performing units, along with cash flows from operations and new financing were used to pay down debt through August 31, 2005.

Revolving Credit Facility
On August 31, 2005, Luby’s, Inc. entered into an amended and restated, $45.0 million unsecured Revolving Credit Facility (the “Revolving Credit Facility”) among Luby’s, Inc. and a syndicate of three independent banks. The Revolving Credit Facility may, subject to certain terms and conditions, be increased by an additional $15.0 million for a total facility size of $60.0 million. The Revolving Credit Facility allows for up to $10.0 million of the available credit to be extended in the form of letters of credit. The Revolving Credit Facility terminates on, and all amounts owing thereunder must be repaid on, August 31, 2008.

At any time throughout the term of the loan, the Company has the option to elect one of two bases of interest rates. One interest rate option is the greater of (a) the federal funds effective rate plus 0.5%, or (b) prime, plus, in either case, an applicable spread that ranges from 0% to 0.25% per annum. The other interest rate option is LIBOR (London InterBank Offered Rate) plus an applicable spread that ranges from 1.00% to 1.75% per annum. The applicable spread under each option is dependent upon certain measures of the Company’s financial performance at the time of election.

The Company also pays a quarterly commitment fee based on the unused portion of the Revolving Credit Facility, which is also dependent upon the Company’s financial performance, ranging from 0.25% to 0.35% per annum. The Company also is obligated to pay certain fees in respect of any letters of credit issued as well as an administrative fee to the lender acting as administrative agent. Finally, the Company was obligated to pay to the lenders a one-time fee in connection with the closing of the Revolving Credit Facility.

The Revolving Credit Facility contains customary covenants and restrictions on the Company’s ability to engage in certain activities, including financial performance covenants and limitations on capital expenditures, asset sales and acquisitions, and contains customary events of default. As of November 7, 2005, the Company was in full compliance with all covenants.

All amounts owed by Luby’s, Inc. under the Revolving Credit Facility are guaranteed by its subsidiaries.

Subordinated Notes
In the fourth quarter of fiscal 2001, the Company's President and CEO, Christopher J. Pappas, and the Company's COO, Harris J. Pappas, loaned the Company a total of $10 million in exchange for convertible subordinated notes. The notes, as initially executed, bore interest at LIBOR plus 2.0%, payable quarterly. During the fourth quarter of fiscal 2004, these notes were modified in connection with the refinancing of the Company’s senior debt.

On June 7, 2005, the subordinated notes became convertible at a price of $3.10 per share for approximately 3.2 million shares of common stock. The market price of the Company's common stock on the commitment date (as determined by the closing price on the New York Stock Exchange) was $5.63 per share. The difference between the market price and the lowest possible strike price of $3.10, or $2.53 per share, multiplied by the relative number of convertible shares equals approximately $8.2 million, which represents the beneficial conversion feature. This amount was recorded as both a component of paid-in capital and a discount from the $10 million in subordinated notes. The note discount was being amortized using the effective interest method as non-cash interest expense over the original term of the subordinated notes. On August 31, 2005 the notes were converted into 3.2 million shares of the Company’s common stock, under the terms of the amended note agreements discussed further herein. Upon conversion, the unamortized book value of the discount ($7.9 million) was written off with a charge to interest expense.

The shares issued pursuant to the conversion were treasury shares that had previously been reserved for such a conversion. At conversion, the excess of the book value of the treasury shares ($69 million) over the $10 million debt converted resulted in a $59 million charge to retained earnings.

Schedule of Outstanding Debt

	Year Ended
	August 31, 2005	August 25, 2004
	(In thousands)

Line of credit	$13,500	$28,000
Term loan	-	23,470
Subordinated notes	-	10,000
Total debt	13,500	61,470
Less discount on subordinated notes	-	(7,909)
Total	$13,500	$53,561

The Company’s total outstanding debt of $13.5 million as of August 31, 2005, is due and payable on August 31, 2008, under the terms of the Revolving Credit Facility.

Interest Expense
Total interest expense incurred for 2005, 2004, and 2003 was $14.4 million, $10.3 million, and $10.3 million, respectively. Interest paid approximated $4.1 million, $7.9 million, and $8.8 million in fiscal 2005, 2004, and 2003, respectively. Unamortized debt issuance costs amounting to $2.3 million, incurred in connection with previous senior debt, were written off in the fourth quarter of 2005, upon the full repayment of that debt.

Interest expense of approximately $2.7 million, $2.2 million, and $2.7 million in fiscal years 2005, 2004, and 2003, respectively, has been allocated to discontinued operations based upon the debt that is required to be repaid as a result of the disposal transactions. After the initiation of the debt refinancing in the fourth quarter of fiscal 2004, only the interest relating to the term loan is reclassified to discontinued operations. No interest was capitalized on qualifying properties in 2005, 2004, or 2003.

Note 9.	Impairment of Long-Lived Assets and Store Closings /Discontinued Operations

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

Estimated lease settlements under the Company’s 2001 disposal plan were originally charged to expense under “Provision for Asset Impairments and Restaurant Closings.” Subsequent adjustments to these lease settlements for actual exit costs incurred are also reflected in the “Provision for Asset Impairments and Restaurant Closings.”

The Company recognized the following impairment (credits)/charges to income from operations:

	Year Ended
	August 31, 2005	August 25, 2004	August 27, 2003
	(371 days)	(364 days)	(364 days)
	(In thousands, except per share data)

(Reversal of) provision for asset impairments and restaurant closings/(gains on sales), net	$(632)	$413	$1,175

The $1.0 million favorable change from fiscal year 2004 to fiscal year 2005 is attributed to a gain on the sale of the corporate office building in San Antonio, Texas and the settlement of a lease on a previously closed restaurant in Lubbock, Texas, both of which occurred during fiscal 2005. The reduction in impairment charges from fiscal year 2003 to fiscal year 2004 is primarily the result of a gain recognized in 2004 for the sale of a property that had previously been impaired.

Discontinued Operations
From the inception of the current business plan in fiscal 2003 through August 31, 2005, the Company has closed 62 operating stores. The operating results of these locations have been reclassified and reported as discontinued operations for all periods presented as required by Statement of Financial Accounting Standards (SFAS) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS No. 144 establishes a single accounting model for long-lived assets to be disposed of by sales and broadens the presentation of discontinued operations to include more disposal transactions. The Company adopted SFAS No. 144 in the first quarter of fiscal 2003, as required. The following are the sales and pretax losses reported for all discontinued locations:

	Year Ended
	August 31, 2005	August 25, 2004	August 27, 2003
	(371 days)	(364 days)	(364 days)
	(In thousands, except locations)

Sales	$4,471	$15,143	$67,731
Pretax losses	$(5,126)	$(8,811)	$(31,763)
Discontinued locations closed during year	7	10	45

Pursuant to the business plan and expectations of its bank group, the Company has continued to apply the proceeds from the sale of closed restaurants to pay down its senior debt. Of the total paid down in fiscal 2005, 2004 and 2003, $13.4 million, $15.3 million and $10.6 million, respectively, resulted from sales proceeds related to business plan assets. Proceeds from the sale of properties held for sale as of August 31, 2005, may also be applied to pay down senior debt, but under the terms of the Company’s new credit facility, there is no requirement to do so.

In accordance with EITF 87-24, “Allocation of Interest to Discontinued Operations,” interest on debt that is required to be repaid as a result of a disposal transaction should be allocated to discontinued operations. For fiscal 2005, 2004, and 2003, respectively, $2.7 million, $2.2 million, and $2.7 million were allocated to discontinued operations. The basis of the allocation to discontinued operations was an application of the credit facility's historical effective interest rates to the portion of the estimated total debt that equals the amount related to current and future business plan disposals as explained in the previous paragraph.

Relative to the business plan, as the Company has formally settled lease terminations or has reached definitive agreements to terminate leases, the related charges have been recorded. For fiscal 2005, no lease exit costs associated with the business plan met these criteria and, consequently, were not accrued as of that date. Furthermore, the Company did not accrue future rental costs in instances where locations closed; however, management has the ability to sublease at amounts equal to or greater than the rental costs. The Company does not accrue employee settlement costs; these charges are expensed as incurred.

The following summarizes discontinued operations for fiscal years 2005, 2004, and 2003:

	Year Ended
	August 31, 2005	August 25, 2004	August 27, 2003
	(371 days)	(364 days)	(364 days)
	(In thousands, except per share data)
Impairments	$(1,981)	$(5,985)	$(19, 376)
Gains	1,592	4,090	2,190
Net impairments	(389)	(1,895)	(17,186)
Other	(4,737)	(6,916)	(14,577)
Discontinued operations, net of taxes	(5,126)	(8,811)	(31,763)
Effect on EPS from net impairments - decrease - basic	$(0.02)	$(0.08)	$(0.77)

Effect on EPS from discontinued operations - decrease - basic	$(0.23)	$(0.39)	$(1.41)

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

Property Held for Sale
At August 31, 2005, the Company had a total of twelve properties recorded at $9.3 million in property held for sale. Of the twelve total properties, two are related to prior disposal plans. In the fourth quarter of fiscal 2005, one property in Oklahoma City, Oklahoma was transferred to property held for sale. At the beginning of the year, the Company had a total of 26 properties recorded at $24.6 million in property held for sale.

The Company is actively marketing the locations currently classified as property held for sale. When sold, proceeds from properties that have been identified as held for sale, shall be used to reduce outstanding debt. All property held for sale consists of already-closed restaurant properties. Property held for sale is valued at the lower of net depreciable value or net realizable value.

The Company’s results of operations (“Other income, net”) will be affected to the extent proceeds from the sale of assets held for sale under the prior disposal plans exceed or are less than net book value. For all other properties held for sale, the Company’s results of discontinued operations will be affected to the extent proceeds from the sales exceed or are less than net book value.

A rollforward of property held for sale for fiscal 2004 and 2005 is provided below (in thousands):

Property Held for Sale
Balance as of August 27,2003	$32,946
Net transfers to/from property held for sale	11,366
Disposals	(13,253)
Net impairment charges	(6,465)
Balance as of August 25,2004	24,594
Net transfers to/from property held for sale	1,693
Disposals	(17,088)
Net increase in net realizable value	147
Balance as of August 31, 2005	$9,346

Reserve for Restaurant Closings
At August 31, 2005, and August 25, 2004, the Company had a reserve for restaurant closings of $14,450 and $500,000, respectively, included in “Other Liabilities” on the Company’s consolidated balance sheet. The reserve balances as of the end of both periods related to the 2001 asset disposal plan and were comprised of estimated lease settlement costs. The settlement costs were accrued in accordance with EITF 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity,” which was appropriate for disposal plans initiated before the Company's fiscal 2003 adoption of SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” Since the implementation of SFAS No. 146, lease settlement costs have been expensed as incurred.

Relative to the fiscal 2001 disposal plan, the following summarizes the amounts recognized as cash payments, including actual lease settlements, as well as other reductions. Other reductions include certain accrual reversals for settlements that have been more favorable than originally expected and were recorded in discontinued operations after their eventual closure.

	Reserve Balance (2001 Disposal Plan)
	Lease Settlement Costs	Other Exit Costs	Total Reserve
	(In thousands)

Balances at August 31, 2001	$4,206	$300	$4,506
Additions (reductions)	(373)	-	(373)
Cash payments	(856)	(163)	(1,019)
Balances at August 28, 2002	2,977	137	3,114
Additions (reductions)	(1,163)	(78)	(1,241)
Cash payments	(151)	(59)	(210)
Balances at August 27, 2003	1,663	-	1,663
Additions (reductions)	(518)	-	(518)
Cash payments	(645)	-	(645)
Balances at August 25, 2004	$500	$-	$500
Additions (reductions)	(195)	-	(195)
Cash payments	(291)	-	(291)
Balances at August 31, 2005	$14	$-	$14

Note 10.	Commitments and Contingencies

Off-Balance-Sheet Arrangements
The Company has no off-balance-sheet structured financing arrangements.

Pending Claims
Three wage and hour investigations by the U.S. Department of Labor related to the application of wait staff tip pool sums have recently been consolidated in the Houston district. The Company has not yet received sufficient data to determine the financial impact to the Company, if any, or the probable outcome of the matter. As with all such matters, the Company intends to vigorously defend its position.

The Company is presently, and from time to time, subject to pending claims and lawsuits arising in the ordinary course of business. In the opinion of management, the resolution of any pending legal proceedings will not have a material adverse effect on the Company's operations or consolidated financial position.

Surety Bonds
At August 31, 2005, surety bonds in the amount of $5.0 million have been issued as security for the payment of insurance obligations classified as accrued expenses on the balance sheet.

Note 11.	Operating Leases

The Company conducts part of its operations from facilities that are leased under noncancelable lease agreements. Approximately 88% of the leases contain renewal options ranging from one to thirty years.

Most leases include periodic escalation clauses. Accordingly, the Company follows the straight-line rent method of recognizing lease rental expense, as prescribed by SFAS No. 13, “Accounting for Leases.”

In fiscal 2005, the Company entered into noncancelable operating lease agreements for certain office equipment, with terms ranging from 48 to 60 months.

Annual future minimum lease payments under noncancelable operating leases with terms in excess of one year as of August 31, 2005, are as follows:

Year Ending:	(In thousands)
August 30, 2006	4,203
August 29, 2007	4,045
August 27, 2008	3,888
August 26, 2009	3,683
August 25, 2010	3,281
Thereafter	18,451
Total minimum lease payments	$37,651

Most of the leases are for periods of ten to twenty-five years and provide for contingent rentals based on sales in excess of a base amount. Total rent expense for operating leases for the last three fiscal years was as follows:

	Year Ended
	August 31, 2005	August 25, 2004	August 27, 2003
	(In thousands, except percentages)

Minimum rent-facilities	$4,109	$4,574	$4,576
Contingent rentals	192	290	507
Minimum rent-equipment	68	-	-
Total rent expense (including amounts in discontinued operations)	$4,369	$4,864	$5,083
Percent of sales	1.4%	1.6%	1.7%

See Note 13 for lease payments associated with related parties.

Sales and Leaseback
In June 2004, the Company executed a sale and leaseback of land and improvements at one of its Corpus Christi locations with a third party buyer. This particular location featured a restaurant, as well as additional shopping center space leased to tenants. The Company sold the entire property but only leased back the restaurant. The terms of the lease provide for a primary term of five years commencing July 1, 2005, a basic monthly rental of $7,500. The lease also provides for two five-year renewal option periods.

Proceeds received on the sale of the property totaled $2.85 million and the total gain on the property was $2.37 million. In accordance with FAS 13, the present value of the minimum lease payments, an amount totaling $395,000, was booked as a deferred rent liability to be amortized over the five-year primary term life of the lease. The remaining balance of the gain, $1.98 million, was recognized as other income in fiscal year 2004.

Note 12.	Employee Benefit Plans and Agreements

Executive Stock Options
In connection with their employment agreements effective March 9, 2001, the CEO and the COO were granted approximately 2.2 million stock options at a strike price of $5.00 per share, which was below the quoted market price on the date of grant. From that date through fiscal 2004, the Company recognized a total of $5.2 million in noncash compensation expense associated with these options. Total expenses of $0, $679,000, and $1.3 million were recognized in fiscal 2005, 2004, and 2003, respectively.

The Company has agreed to reserve shares held in treasury for issuance upon exercise of these options. In accordance with an agreement between Messrs. Pappas and the Company dated June 7, 2004, Christopher and Harris Pappas have agreed to limit their exercise of stock options to a number that will ensure the “net treasury shares available” are not exceeded. Pursuant to the terms of that agreement, the Company indicated that it will use reasonable efforts to list on the New York Stock Exchange additional shares which would permit full exercise of the options. (See the section entitled “Management's Discussion and Analysis of Financial Condition and Results of Operations - Subordinated Notes” for definition of “net treasury shares”.) As of November 7, 2005, neither individual has exercised any of these options.

All Stock Options
The Company has incentive stock plans to provide for market-based incentive awards, including stock options, stock appreciation rights, and restricted stock. Under these plans, stock options may be granted at prices not less than 100% of fair market value on the date of grant. Options granted to the participants of the plans are exercisable over staggered periods and expire, depending upon the type of grant, in five to ten years. The plans provide for various vesting methods, depending upon the category of personnel.

Under the Company’s Nonemployee Director Stock Option Plan, as previously amended and restated, (the “Option Plan”), nonemployee directors are periodically awarded restricted stock and granted nonqualified options to purchase shares of the Company’s common stock at an option price equal to 100% of fair market value on the date of grant. A total of 400,000 shares of common stock have been authorized for issuance under the Option Plan. Each option terminates upon the expiration of ten years from the date of grant or one year after the optionee ceases to be a director, whichever first occurs. An option may not be exercised prior to the expiration of one year from the date of grant, subject to certain exceptions specified in the Option Plan. As of August 31, 2005, 116,332 options were outstanding under the Option Plan, and 262,477 common shares remained available for issuance under the Option Plan.

Altogether, under the executive stock options and the stock plans, nonqualified stock options, incentive stock options, and other types of awards for not more than 5.1 million shares of the Company's common stock may be granted to eligible employees and nonemployee directors of the Company.
The following is a summary of activity in the Company's stock option plans and the executive stock options for the three years ended August 31, 2005, August 25, 2004, and August 27, 2003:

	Weighted- Average Exercise Price Per Share - Options Outstanding	Options Outstanding

Balances at August 28, 2002	$8.31	4,195,335
Granted	1.98	28,000
Cancelled or expired	12.49	(302,737)
Exercised	--	-
Balances at August 27, 2003	7.96	3,920,598
Granted	4.47	20,000
Cancelled or expired	14.30	(399,569)
Exercised	5.44	(7,500)
Balances at August 25, 2004	7.22	3,533,529
Granted	6.45	16,000
Cancelled or expired	14.66	(606,047)
Exercised	6.29	(190,850)
Balances at August 31, 2005	$5.65	2,752,632

Balances of Exercisable Options as of:

August 28, 2002	2,243,095
August 27, 2003	3,030,098
August 25, 2004	3,395,029
August 31, 2005	2,721,382

Exercise prices for options outstanding as of August 31, 2005, range from $1.98 to $21.625 per share. The weighted-average remaining contractual life of these options is 4.9 years. Excluding 2,240,000 executive stock options with an exercise price of $5.00 per share, the exercisable options as of August 31, 2005, have a weighted-average exercise price of $8.62 per share.

Options Outstanding and Exercisable by Price Range
As of August 31, 2005

Options Outstanding						Options Exercisable
Range of Exercise Prices			Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price

$1.9800	-	$4.4700	42,000	7.88	$3.0471	42,000	$3.0471
5.0000	-	5.0000	2,240,000	5.52	5.0000	2,240,000	5.0000
5.4375	-	9.4200	291,500	2.47	6.7921	260,250	6.8472
9.7500	-	10.8125	38,000	1.18	10.1069	38,000	10.1069
11.5625	-	11.5625	5,000	0.22	11.5625	5,000	11.5625
12.0625	-	12.0625	107,800	0.12	12.0625	107,800	12.0625
15.4375	-	15.4375	15,000	3.36	15.4375	15,000	15.4375
17.1250	-	17.1250	3,332	2.90	17.1250	3,332	17.1250
20.2500	-	20.2500	5,000	1.37	20.2500	5,000	20.2500
21.6250	-	21.6250	5,000	0.37	21.6250	5,000	21.6250
$1.9800	-	$21.6250	2,752,632	4.92	$5.6484	2,721,382	$5.6406

At August 31, 2005 and August 25, 2004, the number of incentive stock option shares available to be granted under the plans was 1,907,250 and 1,315,202 shares, respectively.

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

The following table illustrates the effect on net income (loss) and earnings (loss) per share if the Company had converted to the fair-value method of expensing stock options, as alternatively allowed under SFAS No. 123:

	August 31, 2005	August 25, 2004 (As adjusted)	August 27, 2003 (As adjusted)
	(In thousands, except per share data)

Net income (loss), as reported	$3,448	$(3,122)	$(29,721)
Add: Stock-based employee compensation expense included in reported net income (loss), net of related tax effects (a)	-	679	1,310
Deduct: Total stock-based employee compensation expense determined under fair-value-based method for all awards, net of related tax effects (a)	(277)	(1,208)	(2,861)
Pro forma net income (loss)	$3,171	$(3,651)	$(31,272)
Net income (loss) per share as reported:
Basic	$0.15	$(0.14)	$(1.32)
Assuming dilution	$0.15	$(0.14)	$(1.32)
Pro forma net income (loss) per share:
Basic	$0.14	$(0.16)	$(1.39)
Assuming dilution	$0.14	$(0.16)	$(1.39)

(a) Income taxes have been offset by a valuation allowance. See Note 4 of Notes to Consolidated Financial Statements.

In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123R, “Share-Based Payments (Revised 2004).” SFAS 123R establishes standards for the accounting for transactions in which an entity (i) exchanges its equity instruments for goods or services, or (ii) incurs liabilities in exchange for goods or services that are based on the fair value of the entity's equity instruments or that may be settled by the issuance of the equity instruments. SFAS 123R eliminates the ability to account for stock-based compensation using APB 25 and requires that such transactions be recognized as compensation cost in the income statement based on their fair values on the date of the grant. The Company will transition to fair-value based accounting for stock-based compensation using a modified version of prospective application (“modified prospective application”). Under modified prospective application, as it is applicable to the Company, SFAS 123R applies to new awards and to awards modified, repurchased, or cancelled after September 1, 2005. Additionally, compensation cost for the portion of awards for which the requisite service has not been rendered (generally referring to non-vested awards) that are outstanding as of September 1, 2005 must be recognized as the remaining requisite service is rendered during the period of and/or the periods after the adoption of SFAS 123R. The attribution of compensation cost for those earlier awards will be based on the same method and on the same grant-date fair values previously determined for the pro forma disclosures required for companies that did not adopt the fair value accounting method for stock-based employee compensation. Based on the stock-based compensation awards outstanding as of August 31, 2005 for which the requisite service is not expected to be fully rendered prior to September 1, 2005, the Company expects additional pre-tax, quarterly compensation cost recognized beginning in the first quarter of fiscal year 2006 as a result of the adoption of SFAS 123R to be immaterial. Future levels of compensation cost recognized related to stock-based compensation awards (including the aforementioned expected costs during the period of adoption) may be impacted by new awards and/or modifications, repurchases and cancellations of existing awards before and after the adoption of this standard.

The weighted-average fair value of the individual options granted during 2005, 2004, and 2003 was estimated at $2.69, $2.32, and $0.94, respectively, on the date of grant. The fair values were determined using a Black-Scholes option pricing model with the following assumptions:

	2005	2004	2003
Dividend yield	-%	-%	-%
Volatility	0.75	0.57	0.51
Risk-free interest rate	3.70%	3.01%	3.02%
Expected life	5.00	5.00	5.00

Supplemental Executive Retirement Plan
The Company has a Supplemental Executive Retirement Plan (SERP) for key executives and officers. The SERP is a “target” benefit plan, with the annual lifetime benefit based upon a percentage of average salary during the final five years of service at age 65, offset by several sources of income including benefits payable under deferred compensation agreements, if applicable, and Social Security. SERP benefits will be paid from the Company's assets. The net expense (benefit) incurred for this plan for the years ended August 31, 2005, August 25, 2004, and August 27, 2003, was $(129,000), $(188,000), and $67,000, respectively, and the unfunded accrued liability, included in “Other Liabilities” on the Company’s consolidated balance sheet, as of August 31, 2005, August 25, 2004, and August 27, 2003, was approximately $337,000, $488,000, and $709,000, respectively.

Nonemployee Director Phantom Stock Plan
Under the Company’s Nonemployee Director Phantom Stock Plan (“Phantom Stock Plan”), nonemployee directors deferred portions of their retainer and meeting fees which, along with certain matching incentives, were credited to phantom stock accounts in the form of phantom shares priced at the market value of the Company’s common stock on the date of grant. Additionally, the phantom stock accounts were credited with dividends, if any, paid on the common stock represented by phantom shares. Authorized shares (100,000 shares) under the Phantom Stock Plan were fully depleted in early fiscal year 2003 and as such, no deferrals, incentives or dividends have been credited to phantom stock accounts since then. As participants cease to be directors, their phantom shares are converted into an equal number of shares of common stock and issued from the Company’s treasury stock. As of August 31, 2005, approximately 29,600 phantom shares remained unissued under the Phantom Stock Plan.

401(k) Plan
The Company has a voluntary 401(k) employee savings plan to provide substantially all employees of the Company an opportunity to accumulate personal funds for their retirement. These contributions may be made on a pre-tax basis to the plan, and the Company matches 25% of participants' contributions of up to 4% of their salary. The net expense recognized in connection with the employer match feature of the voluntary 401(k) employee savings plan for the years ended August 31, 2005, August 25, 2004, and August 27, 2003, was $192,000, $201,000, and $252,000, respectively.

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

The Company continued to make payments to former employees or their beneficiaries under a previous plan that provides retirement, death, and disability benefits for certain highly compensated executives. All benefits under this plan were fully accrued prior to fiscal year 2000, and future benefits payable amount to approximately $273,000 as of August 31, 2005.

Profit Sharing Plan
In fiscal 2004, the Company terminated its profit sharing and retirement plan (the Plan) and is in the process of making distributions to all Plan participants. The Plan covered substantially all employees who had attained the age of 21 years and had completed one year of continuous service. It was administered by a corporate trustee, was a “qualified plan” under Section 401(a) of the Internal Revenue Code, and provided for the payment of the employee's vested portion of the Plan upon retirement, termination, disability, or death. The Plan had been funded by contributions of a portion of the net earnings of the Company and was amended effective August 31, 2001, to make all contributions discretionary. No annual contributions to the Plan were made in fiscal 2005, 2004, or 2003.

Note 13.	Related Parties

Affiliate Services
The CEO and COO of the Company, Christopher J. Pappas and Harris J. Pappas, respectively, own two restaurant entities that may provide services to Luby's, Inc. as detailed in the Affiliate Services Agreement and the Master Sales Agreement. Under the terms of the Affiliate Services Agreement, the Pappas entities may provide accounting, architectural, and general business services. No costs were incurred relative to the Affiliate Services Agreement in fiscal 2003. The total costs incurred relative to the Affiliate Services Agreements were $5,000 and $1,000 in fiscal 2005 and 2004, respectively.

Under the terms of the Master Sales Agreement, the Pappas entities may provide specialized (customized) equipment fabrication and basic equipment maintenance, including stainless steel stoves, shelving, rolling carts, and chef tables. The total costs under the Master Sales Agreement of custom-fabricated and refurbished equipment in fiscal 2005, 2004, and 2003 were approximately $176,000, $113,000, and $174,000, respectively.

Operating Leases
In a separate contract from the Affiliate Services Agreement and the Master Sales Agreement, the Company entered into a three-year lease which commenced on June 1, 2001, and expired on May 31, 2004. This lease is currently on a month-to-month basis. The leased property, referred to as the Houston Service Center, is used to accommodate the Company's own in-house repair and fabrication center. The amount paid by the Company pursuant to the terms of this lease was approximately $88,000, $82,000, and $79,000, in fiscal 2005, 2004, and 2003, respectively.

From an unrelated third party, the Company previously leased a location used to house increased equipment inventories due to store closures under the business plan. The Company considered it more prudent to lease this location rather than to pursue purchasing a storage facility, as its strategy is to focus its capital expenditures on its operating restaurants. In a separate transaction, the third-party property owner sold the location to the Pappas entities during the fourth quarter of fiscal 2003, with the Pappas entities becoming the Company's landlord for that location effective August 1, 2003. The storage site complements the Houston Service Center with approximately 27,000 square feet of warehouse space at an approximate monthly rate of $0.21 per square foot. The amount paid by the Company pursuant to the terms of this lease was approximately $72,000 and $69,000 in fiscal 2005 and 2004, respectively.

In another separate contract, pursuant to the terms of a ground lease dated March 25, 1994, the Company paid rent to PHCG Investments for a Luby's restaurant the Company operated in Dallas, Texas, until that location was closed early in the third quarter of fiscal 2003. Christopher J. Pappas and Harris J. Pappas are general partners of PHCG Investments. Preceding the store's closure, the Company entered into a lease termination agreement with a third party unaffiliated with the Pappas entities. That agreement severed the Company's interest in the PHCG property in exchange for a payment of cash to the Company. At that time, the Company recognized a gain of $735,000 as “Other Income, Net”, which represented the excess of the cash received over the carrying amount of the Company’s investment in the related assets. The amount paid by the Company pursuant to the terms of this lease before its termination was approximately $42,000 in fiscal 2003. No costs were incurred under this lease in fiscal 2004 or 2005.

Late in the third quarter of fiscal 2004, Christopher J. and Harris J. Pappas became partners in a limited partnership which purchased a retail strip center in Houston, Texas. Messrs. Pappas own a 50% limited partnership and a 50% general partnership interest. One of the Company's restaurants has rented approximately 7% of the space in that center since July 1969. No changes were made to the Company's lease terms as a result of the transfer of ownership of the center to the new partnership. The amount paid by the Company pursuant to the terms of this lease was approximately $167,000 and $56,000 for fiscal 2005 and fiscal 2004, respectively.

Affiliated rents paid for the Houston Service Center, the separate storage facility, the Dallas property, and the Houston property leases combined represented 8.4%, 5.6%, and 3.7% of total rents for continuing operations for fiscal 2005, 2004, and 2003, respectively.

Subordinated Notes
Refer to Note 8 for information on the subordinated notes.

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

Under the terms of the amended Purchase Agreement dated June 7, 2004, the right to nominate directors for election was modified to provide that Messrs. Pappas may continue to nominate persons for election to the board which, if such nominees are elected, would result in Messrs. Pappas having nominated three of the then-serving directors of the Company. Messrs. Pappas retain their right for so long as they both are executive officers of the Company.

Christopher J. Pappas, the Company’s President and Chief Executive Officer, is a member of the Board of Directors of Amegy Bank, National Association, which is a lender under, and Documentation Agent of, the Revolving Credit Facility.

Key Management Personnel
As of November 2005, new three-year employment contracts were finalized for Christopher J. Pappas and Harris J. Pappas.

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

Paulette Gerukos, Vice President of Human Resources of the Company, is the sister-in-law of Harris J. Pappas, the Chief Operating Officer.

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

In connection with the employment of Christopher J. Pappas, the Company's President and Chief Executive Officer, and Harris J. Pappas, the Company's Chief Operating Officer, the Shareholder Rights Plan, as amended, exempts from the operation of the plan Messrs. Pappas' ownership of the Company's common stock to March 8, 2001 (and certain additional shares permitted to be acquired) and upon their election to convert the subordinated notes on August 31, 2005, and certain shares of common stock which may be acquired in connection with options issued on the date of their employment.

In the past, the Board of Directors periodically authorized the purchase, in the open market, of shares of the Company's outstanding common stock. The most recent authorization was a purchase of 850,300 shares of the Company's common stock at a cost of $12,919,000 in 1999, which are being held as treasury stock. There have been no treasury shares purchased since 1999.

The Company has approximately 3.2 million shares of common stock reserved for issuance upon the exercise of outstanding stock options.

Treasury Shares
The Company's treasury shares have been reserved for the recent conversion of subordinated debt (See Note 8, “Debt”) and for two other purposes - the issuance of shares to Messrs. Pappas upon exercise of the options granted to them on March 9, 2001, and for shares issuable under the Company's Nonemployee Director Phantom Stock Plan. In accordance with their agreement with the Company dated June 7, 2004, Messrs. Pappas have agreed to limit their exercise of stock options to a number that will ensure the “net treasury shares available” are not exceeded. Pursuant to the terms of that agreement, the Company indicated that it will use reasonable efforts to list on the New York Stock Exchange additional shares which would permit full exercise of those options. “Net Treasury Shares Available” is defined in the debt agreements as the number of shares of common stock then held by the Company in treasury, minus the number of shares of common stock issuable or issued after June 7, 2004, under the Nonemployee Director Phantom Stock Plan, minus the number of shares of common stock issuable or issued upon conversion of the subordinated notes, as calculated assuming the lowest conversion price stated in the subordinated notes.

Note 15.	Per Share Information

A reconciliation of the numerators and denominators of basic earnings per share and earnings per share assuming dilution is shown in the table below:

	Year Ended
	August 31, 2005	August 25, 2004 (As adjusted)	August 27, 2003 (As adjusted)
	(In thousands, except per share data)
Numerator:
Income from continuing operations	$8,574	$5,689	$2,042
Net income (loss)	$3,448	$(3,122)	$(29,721)
Denominator:
Denominator for basic earnings per share - weighted-average shares	22,608	22,470	22,451
Effect of potentially dilutive securities:
Employee and nonemployee stock options	802	149	1
Phantom stock	43	60	80
Restricted stock	2	-	-

Denominator for earnings per share -assuming dilution	23,455	22,679	22,532
Income from continuing operations:
Basic	$0.38	$0.25	$0.09
Assuming dilution (a)	$0.37	$0.25	$0.09
Net income (loss) per share:
Basic	$0.15	$(0.14)	$(1.32)
Assuming dilution (a)	$0.15	$(0.14)	$(1.32)

(a)
Potentially dilutive shares that were not included in the computation of net income (loss) per share because to do so would have been antidilutive amounted to 3,219,000 shares in fiscal 2005, 2,216,000 in fiscal 2004, and 2,000,000 in fiscal 2003 (including the dilutive effect of the convertible subordinated notes). Additionally, stock options with exercise prices exceeding current market prices that were excluded from the computation of net income (loss) per share amounted to 484,000 shares in fiscal 2005, 2,495,000 shares in fiscal 2004 and 4,078,000 shares in fiscal 2003.

Note 16.	Quarterly Financial Information (Unaudited)

The Company's quarterly financial information has been affected by reclassifications to discontinued operations in accordance with the disposal of operating units under the Company's business plan. The following is a summary of quarterly unaudited financial information for 2005 and 2004, including those reclassifications and restatements.

	Quarter Ended (a)
	August 31, 2005 (b)	May 4, 2005	February 9, 2005	November 17, 2004
	(119 days)	(84 days)	(84 days)	(84 days)
	(In thousands except per share data)

Sales	$105,423	$76,241	$71,904	$68,583
Gross profit (c)	40,754	29,228	26,591	23,817
Income (loss) from continuing operations	188	6,060	2,733	(407)
Discontinued operations	(2,048)	(2,356)	(106)	(616)
Net (loss) income	(1,860)	3,704	2,627	(1,023)
Net (loss) income per share:
Basic	(0.08)	0.16	0.12	(0.05)
Assuming dilution	(0.08)	0.15	0.11	(0.05)

	Quarter Ended (a)
	August 25, 2004 (As adjusted)	May 5, 2004 (As adjusted)	February 11, 2004 (As adjusted)	November 19, 2003 (As adjusted)
	(112 days)	(84 days)	(84 days)	(84 days)
	(In thousands except per share data)

Sales	$92,646	$71,572	$67,996	$65,635
Gross profit (c)	31,921	26,427	23,767	22,850
Income (loss) from continuing operations	6,394	2,680	(1,498)	(1,887)
Discontinued operations	(529)	(2,305)	(3,531)	(2,446)
Net income (loss)	5,865	375	(5,029)	(4,333)
Net income (loss) per share:
Basic	0.26	0.02	(0.22)	(0.19)
Assuming dilution	0.25	0.02	(0.22)	(0.19)

(a)
The quarter ended August 31, 2005, consists of four four-week periods and one five-week period and the quarter ended August 25, 2004, consist of four four-week periods. All other quarters presented represent three four-week periods.

(b)	Results include a writeoff of $7.9 million associated with the conversion of the Company’s convertible subordinated debt (see Note 8. “Debt”).
(c)	Represents “Sales” less “Cost of Food” and “Payroll and Related Costs”, as classified in the Consolidated Statement of Operation for each period presented.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Control and Procedures
The Company’s management, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of August 31, 2005. Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of August 31, 2005, the Company’s disclosure controls and procedures were effective in recording, processing, summarizing and reporting information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act within the time periods specified in the SEC’s rules and forms. For Management’s Report on Internal Control over Financial Report see Item 8. Financial Statements and Supplementary Data - Report of Management.

Changes in Internal Control over Financial Reporting
There were no changes in the Company's internal control over financial reporting during the quarter ended August 31, 2005 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors and Executive Officers of the Registrant

There is incorporated in this Item 10 by reference that portion of the Company's definitive proxy statement for the 2006 annual meeting of shareholders appearing therein under the captions “Election of Directors,” “Information Concerning Meetings, Committees of the Board, and Compensation of Directors - Finance and Audit Committee,” ”Section 16(a) Beneficial Ownership Reporting Compliance,” and “Corporate Governance.” Information regarding executive officers of the Company is set forth in Item 4A of Part I of this Report.

The Company has in place a Policy Guide on Standards of Conduct and Ethics applicable to all employees, as well as the board of directors, and Supplemental Standards of Conduct and Ethics for the CEO, CFO, Controller, and all senior financial officers. This Policy Guide and the Supplemental Standards were filed as exhibits to the Annual Report on Form 10-K for the fiscal year ended August 27, 2003. The Company intends to satisfy the disclosure requirement under Item 5.05 of Form 8-K regarding amendments to or waivers from the code of ethics or supplementary code of ethics by posting such information on the Company's website at www.lubys.com.

Item 11.	Executive Compensation

There is incorporated in this Item 11 by reference that portion of the Company's definitive proxy statement for the 2006 annual meeting of shareholders appearing therein under the captions “Compensation of Directors,” “Executive Compensation Committee Report,” “Executive Compensation,” “Deferred Compensation,” and”“Certain Relationships and Related Transactions.”

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

There is incorporated in this Item 12 by reference that portion of the Company's definitive proxy statement for the 2005 annual meeting of shareholders appearing therein under the captions “Ownership of Equity Securities in the Company” and “Principal Shareholders.”

Securities authorized under equity compensation plans as of August 31, 2005, were as follows:

	(a)	(b)	(c)

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans Excluding Securities Reflected in Column (a))

Equity compensation plans previously approved by security holders	481,382	$8.62	1,907,250
Equity compensation plans not previously approved by security holders	2,269,625	5.02	-

Total	2,751,007	$5.65	1,907,250

Item 13.	Certain Relationships and Related Transactions

There is incorporated in this Item 13 by reference that portion of the Company's definitive proxy statement for the 2006 annual meeting of shareholders appearing therein under the caption “Certain Relationships and Related Transactions.”

Item 14.	Principal Accountant Fees and Services

There is incorporated in this Item 14 by reference that portion of the Company's definitive proxy statement for the 2006 annual meeting of shareholders appearing therein under the caption “Principal Accountant Fees and Services.”

PART IV

Item 15.	Exhibits and Financial Statement Schedules

1.	Financial Statements

The following financial statements are filed as part of this Report:

Consolidated balance sheets at August 31, 2005, and August 25, 2004

Consolidated statements of operations for each of the three years in the period ended August 31, 2005

Consolidated statements of shareholders' equity for each of the three years in the period ended August 31, 2005

Consolidated statements of cash flows for each of the three years in the period ended August 31, 2005

Notes to consolidated financial statements

Attestation Reports of Independent Registered Public Accounting Firm

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

4(f)
Credit Agreement dated August 31, 2005, among Luby's, Inc., the lenders party thereto, Wells Fargo Bank, National Association and Amegy Bank, National Association, as Documentation Agents, and JPMorgan Chase Bank, National Association, as Administrative Agent.

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

10(n)
Luby's, Inc. Stock Option granted to Christopher J. Pappas on March 9, 2001 (filed as Exhibit 10(w) to the Company's Quarterly Report on Form 10-Q for the quarter ended May 31, 2001, and incorporated herein by reference).*

10(o)
Luby's, Inc. Stock Option granted to Harris J. Pappas on March 9, 2001 (filed as Exhibit 10(x) to the Company's Quarterly Report on Form 10-Q for the quarter ended May 31, 2001, and incorporated herein by reference).*

10(p)
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

10(q)
Lease Agreement dated June 1, 2001, by and between Luby's, Inc. and Pappas Restaurants, Inc. (filed as Exhibit 10(aa) to the Company's Annual Report on Form 10-K for the fiscal year ended August 31, 2001, and incorporated herein by reference).

10(r)
Luby's, Inc. Amended and Restated Nonemployee Director Phantom Stock Plan effective September 28, 2001 (filed as Exhibit 10(dd) to the Company's Quarterly Report on Form 10-Q for the quarter ended February 13, 2002, and incorporated herein by reference).*

10(s)
Form of Indemnification Agreement entered into between Luby's, Inc. and each member of its Board of Directors initially dated July 23, 2002 (filed as Exhibit 10(gg) to the Company's Annual Report on Form 10-K for the fiscal year ended August 28, 2002, and incorporated herein by reference).

10(t)
Amended and Restated Affiliate Services Agreement dated July 23, 2002, by and among Luby's, Inc., Pappas Restaurants, L.P., and Pappas Restaurants, Inc. (filed as Exhibit 10(hh) to the Company's Annual Report on Form 10-K for the fiscal year ended August 28, 2002, and incorporated herein by reference).

10(u)
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

10(v)
Lease Agreement dated October 15, 2002, by and between Luby's, Inc. and Rush Truck Centers of Texas, L.P. and Amendment dated August 1, 2003, by and between Luby's, Inc. and Pappas Restaurants, Inc. (filed as Exhibit 10(gg) to the Company's Annual Report on Form 10-K/A for the fiscal year ended August 27, 2003, and incorporated herein by reference).

10(w)
Agreement dated June 7, 2004, by and among Luby's, Inc., Christopher J. Pappas, and Harris J. Pappas (filed as Exhibit 4(s) to the Company's Quarterly Report on Form 10-Q for the quarter ended May 5, 2004, and incorporated herein by reference).

10(x)
First Amendment to Purchase Agreement dated June 7, 2004, by and among Luby's, Inc., Harris J. Pappas, and Christopher J. Pappas (filed as Exhibit 4(s) to the Company's Quarterly Report on Form 10-Q for the quarter ended May 5, 2004, and incorporated herein by reference).

10(y)	Employment Agreement dated November 9, 2005, between Luby's, Inc. and Christopher J. Pappas.

10(z)	Employment Agreement dated November 9, 2005, between Luby's, Inc. and Harris J. Pappas.

11	Statement regarding computation of Per Share Earnings. **

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

21	Subsidiaries of registrant.

23	Consent of Ernst & Young LLP.

31.1	Rule 13a-14(a)/15d-14(a) certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Rule 13a-14(a)/15d-14(a) certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Section 1350 certification of the Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Section 1350 certification of the Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99(a)
Corporate Governance Guidelines of Luby's, Inc., as amended March 5, 2003 (filed as Exhibit 99(a) to the Company's Quarterly Report on Form 10-Q for the quarter ended February 13, 2003, and incorporated herein by reference).

*	Denotes management contract or compensatory plan or arrangement.
**
Information required to be presented in Exhibit 11 is provided in note 8 to the consolidated financial statements under Part II, Item 8 of this Form 10-K in accordance with the provisions of FASB Statement of Financial Accounting Standards (SFAS) No. 128, Earnings per Share.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

November 11, 2005	LUBY'S, INC.
Date	(Registrant)

By:	/s/Christopher J. Pappas
Christopher J. Pappas
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature and Date	Name and Title

/s/GASPER MIR, III	Gasper Mir, III, Director and Chairman of the Board
November 11, 2005

/s/CHRISTOPHER J. PAPPAS	Christopher J. Pappas, Director, President and Chief Executive Officer
November 11, 2005

/s/HARRIS J. PAPPAS	Harris J. Pappas, Director, and Chief Operating Officer
November 11, 2005

/s/ERNEST PEKMEZARIS	Ernest Pekmezaris, Senior Vice President and Chief Financial Officer
November 11, 2005

/s/JUDITH B. CRAVEN	Judith B. Craven, Director
November 11, 2005

/s/ARTHUR R. EMERSON	Arthur R. Emerson, Director
November 11, 2005

/s/JILL GRIFFIN	Jill Griffin, Director
November 11, 2005

/s/J.S.B. JENKINS	J.S.B. Jenkins, Director
November 11, 2005

/s/FRANK MARKANTONIS	Frank Markantonis, Director
November 11, 2005

/s/JOE C. MC KINNEY	Joe C. McKinney, Director
November 11, 2005

/s/JIM W. WOLIVER	Jim W. Woliver, Director
November 11, 2005

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

4(f)
Credit Agreement, dated August 31, 2005, among Luby’s, Inc., the lenders party thereto, Wells Fargo Bank, National Association and Amegy Bank, National Association, as Documentation Agents, and JPMorgan Chase Bank, National Association, as Administrative Agent.

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

10(n)
Luby's, Inc. Stock Option granted to Christopher J. Pappas on March 9, 2001 (filed as Exhibit 10(w) to the Company's Quarterly Report on Form 10-Q for the quarter ended May 31, 2001, and incorporated herein by reference).*

10(o)
Luby's, Inc. Stock Option granted to Harris J. Pappas on March 9, 2001 (filed as Exhibit 10(x) to the Company's Quarterly Report on Form 10-Q for the quarter ended May 31, 2001, and incorporated herein by reference).*

10(p)
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

10(q)
Lease Agreement dated June 1, 2001, by and between Luby's, Inc. and Pappas Restaurants, Inc. (filed as Exhibit 10(aa) to the Company's Annual Report on Form 10-K for the fiscal year ended August 31, 2001, and incorporated herein by reference).

10(r)
Luby's, Inc. Amended and Restated Nonemployee Director Phantom Stock Plan effective September 28, 2001 (filed as Exhibit 10(dd) to the Company's Quarterly Report on Form 10-Q for the quarter ended February 13, 2002, and incorporated herein by reference).*

10(s)
Form of Indemnification Agreement entered into between Luby's, Inc. and each member of its Board of Directors initially dated July 23, 2002 (filed as Exhibit 10(gg) to the Company's Annual Report on Form 10-K for the fiscal year ended August 28, 2002, and incorporated herein by reference).

10(t)
Amended and Restated Affiliate Services Agreement dated July 23, 2002, by and among Luby's, Inc., Pappas Restaurants, L.P., and Pappas Restaurants, Inc. (filed as Exhibit 10(hh) to the Company's Annual Report on Form 10-K for the fiscal year ended August 28, 2002, and incorporated herein by reference).

10(u)
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

10(v)
Lease Agreement dated October 15, 2002, by and between Luby's, Inc. and Rush Truck Centers of Texas, L.P. and Amendment dated August 1, 2003, by and between Luby's, Inc. and Pappas Restaurants, Inc. (filed as Exhibit 10(gg) to the Company's Annual Report on Form 10-K/A for the fiscal year ended August 27, 2003, and incorporated herein by reference).

10(w)
Agreement dated June 7, 2004, by and among Luby's, Inc., Christopher J. Pappas, and Harris J. Pappas (filed as Exhibit 4(s) to the Company's Quarterly Report on Form 10-Q for the quarter ended May 5, 2004, and incorporated herein by reference).

10(x)
First Amendment to Purchase Agreement dated June 7, 2004, by and among Luby's, Inc., Harris J. Pappas, and Christopher J. Pappas (filed as Exhibit 4(s) to the Company's Quarterly Report on Form 10-Q for the quarter ended May 5, 2004, and incorporated herein by reference).

10(y)	Employment Agreement dated November 9, 2005, between Luby's, Inc. and Christopher J. Pappas*

10(z)	Employment Agreement dated November 9, 2005, between Luby's, Inc. and Harris J. Pappas*

11	Statement regarding computation of Per Share Earnings.**

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

21	Subsidiaries of Registrant

23	Consent of Ernst & Young LLP.

31.1	Rule 13a-14(a)/15d-14(a) certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Rule 13a-14(a)/15d-14(a) certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Section 1350 certification of the Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Section 1350 certification of the Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99(a)
Corporate Governance Guidelines of Luby's, Inc., as amended March 5, 2003 (filed as Exhibit 99(a) to the Company's Quarterly Report on Form 10-Q for the quarter ended February 13, 2003, and incorporated herein by reference).

*	Denotes management contract or compensatory plan or arrangement.
**
Information required to be presented in Exhibit 11 is provided in note 8 to the consolidated financial statements under Part II, Item 8 of this Form 10-K in accordance with the provisions of FASB Statement of Financial Accounting Standards (SFAS) No. 128, Earnings per Share.