Form 10-Q
period 2005-11-23
LUBYS INC
filed 2005-12-30
CIK 16099

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 23, 2005
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

As of December 16, 2005, there were 26,010,075 shares of the registrant's Common Stock, par value $0.32 per share, outstanding, which does not include 1,676,403 treasury shares.

Luby's, Inc.
Form 10-Q
Quarter ended November 23, 2005

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

Part I - FINANCIAL INFORMATION

Item 1.	Financial Statements

Luby's, Inc.
Consolidated Balance Sheets
(In thousands, except share data)

	November 23,	August 31,
	2005	2005
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$3,196	$2,789
Short-term investments (see Note 4)	1,659	1,667
Trade accounts and other receivables, net	460	151
Food and supply inventories	3,638	2,215
Prepaid expenses	2,282	1,639
Deferred income taxes (see Note 5)	577	865
Total current assets	11,812	9,326
Property, plant, and equipment, net (see Note 6)	186,104	186,009
Property held for sale (see Note 8)	5,969	9,346
Other assets	1,423	1,533
Total assets	$205,308	$206,214

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$17,142	$17,759
Accrued expenses and other liabilities	18,013	17,720
Total current liabilities	35,155	35,479
Credit facility debt (see Note 7)	10,000	13,500
Other liabilities	7,967	7,910
Deferred income taxes (see Note 5)	4,797	5,039
Total liabilities	57,919	61,928
SHAREHOLDERS' EQUITY
Common stock, $.32 par value; authorized 100,000,000 shares, issued 27,684,728 shares and 27,610,708 shares as of November 23, 2005, and August 31, 2005, respectively	8,859	8,835
Paid-in capital	40,888	40,032
Retained earnings	133,246	131,023
Less cost of treasury stock, 1,676,403 shares	(35,604)	(35,604)
Total shareholders' equity	147,389	144,286
Total liabilities and shareholders' equity	$205,308	$206,214

See accompanying notes.

Luby's, Inc.
Consolidated Statements of Operations (unaudited)
(In thousands except per share data)

	Quarter Ended
	November 23,	November 17,
	2005	2004
	(84 days)	(84 days)
SALES	$73,291	$68,584
COSTS AND EXPENSES:
Cost of food	19,912	19,187
Payroll and related costs	26,190	25,581
Other operating expenses	15,866	15,621
Depreciation and amortization	3,553	3,537
Relocation and voluntary severance costs	-	272
General and administrative expenses	4,836	4,082
Reversal of asset impairments and restaurant closings, net of gains on property sales (see Note 8)	(433)	-
	69,924	68,280
INCOME FROM OPERATIONS	3,367	304
Interest expense, net	(249)	(671)
Other income (loss), net	145	(69)
Income (loss) from continuing operations before income taxes	3,263	(436)
Provision for income taxes (see Note 5)	18	-
Income (loss) from continuing operations	3,245	(436)
Discontinued operations (see Note 8)	(1,022)	(587)
NET INCOME (LOSS)	$2,223	$(1,023)
Income (loss) per share - before discontinued operations
- basic	$0.13	$(0.02)
- assuming dilution(a)	$0.12	$(0.02)
Loss per share - from discontinued operations
- basic	$(0.04)	$(0.03)
- assuming dilution(a)	$(0.04)	$(0.03)
Net income (loss) per share
- basic	$0.09	$(0.05)
- assuming dilution(a)	$0.08	$(0.05)
Weighted average shares outstanding:
- basic	25,955	22,494
- assuming dilution(a)	27,325	22,494

(a)	In loss periods, net income (loss) per share assuming dilution equals basic net income (loss) per share since potentially dilutive securities are antidilutive. See Note 12

See accompanying notes.

Luby's, Inc.
Consolidated Statements of Shareholders' Equity (unaudited)
(In thousands)

	Common Stock						Total
	Issued		Treasury		Paid-In	Retained	Shareholders'
	Shares	Amount	Shares	Amount	Capital	Earnings	Equity
BALANCE AT AUGUST 31, 2005	27,611	$8,835	(1,676)	$(35,604)	$40,032	$131,023	$144,286
Net income for the year to date	-	-	-	-	-	2,223	2,223
Common stock issued under nonemployee director benefit plans	3	1	-	-	42	-	43
Common stock issued under employee benefit plans	71	23	-	-	745	-	768
Share-based compensation expense	-	-	-	-	69	-	69
BALANCE AT NOVEMBER 23, 2005	27,685	$8,859	(1,676)	$(35,604)	$40,888	$133,246	$147,389

See accompanying notes.

.

Luby's, Inc.
Consolidated Statements of Cash Flows (unaudited)
(In thousands)

	Quarter Ended
	November 23,	November 17,
	2005	2004
	(84 days)	(84 days)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$2,223	$(1,023)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
(Reversal of) provision for asset impairments, net of gains on property sales -discontinued operations	755	(764)
Reversal of asset impairments and restaurant closings, net of gains on property sales	(433)	-
Depreciation and amortization - continuing operations	3,553	3,537
Amortization of discount on convertible subordinated notes	-	(213)
Amortization of debt issuance cost	107	303
Loss on disposal of property, plant, and equipment	93	280
Noncash compensation expense	43	-
Share-based compensation expense	69	-
Cash provided by operating activities before changes in operating assets and liabilities	6,410	2,120
Changes in operating assets and liabilities:
(Increase) decrease in trade accounts and other receivables	35	(398)
Increase in food and supply inventories	(1,423)	(338)
Increase in prepaid expenses	(643)	(1,550)
Decrease in other assets	3	386
(Decrease) increase in accounts payable	(777)	740
(Decrease) increase in accrued expenses, other liabilities	100	(160)
Increase in deferred income taxes	46	-
Net cash provided by operating activities	3,751	800
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from redemption of short-term investments	8	-
Proceeds from disposal of property held for sale	1,716	2,852
Purchases of property, plant, and equipment	(2,336)	(1,789)
Net cash provided by (used in) investing activities	(612)	1,063
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of debt	(3,500)	(2,831)
Proceeds received on exercise of stock options	768	726
Net cash used in financing activities	(2,732)	(2,105)
Net increase (decrease) in cash and cash equivalents	407	(242)
Cash and cash equivalents at beginning of period	2,789	3,311
Cash and cash equivalents at end of period	$3,196	$3,069

See accompanying notes.

Luby's, Inc.
Notes to Consolidated Financial Statements (unaudited)
November 23, 2005

Note 1.	Basis of Presentation

The accompanying unaudited consolidated financial statements of Luby's, Inc. (the "Company" or "Luby's") have been prepared in accordance with U.S. Generally Accepted Accounting Principles ("GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements as they are prepared for the Company's Annual Report on Form 10-K.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the quarter ended November 23, 2005, are not necessarily indicative of the results that may be expected for the fiscal year ending August 30, 2006.

The balance sheet dated August 31, 2005, included in this Form 10-Q, has been derived from the audited financial statements at that date.  However, this Form 10-Q does not include all of the information and footnotes required by GAAP for an annual filing of complete financial statements.  Therefore, these financial statements should be read in conjunction with the consolidated financial statements and footnotes included in Luby's Annual Report on Form 10-K for the fiscal year ended August 31, 2005.

Certain accounts and prior period results have been reclassified to provide more meaningful comparability to the Company's current presentation. Prior period results have been reclassified to show the retroactive effect of discontinued operations per the Company's business plan.   As stores are closed in the future and presented in discontinued operations, quarterly and annual financial amounts, where applicable, will be reclassified for further comparability.

Note 2.	Accounting Periods

The Company's fiscal year ends on the last Wednesday in August. As such, each fiscal year normally consists of 13 four-week periods, accounting for 364 days. Each of the first three quarters of each fiscal year consists of three four-week periods, while the fourth quarter normally consists of four four-week periods. Comparability between accounting periods may be affected by varying lengths of the periods, as well as the seasonality associated with the restaurant business.

Note 3.	Reclassification

Store management compensation has been reclassified from “Other Operating Expenses” to “Payroll and Related Costs” to provide comparability to financial results reported by the Company’s peers in the industry. Prior period results reported have been reclassified to conform to the current period presentation.

Below is a summarization of the reclassified expenses:

November 17, 2004
(84 days)
(In thousands)
Payroll and related costs
Payroll and related costs (previous classification)	$18,404
Manager compensation reclassification	7,177
Payroll and related costs (as reported)	$25,581
Other operating expenses
Other operating expenses (previous classification)	$22,798
Manager compensation reclassification	(7,177)
Other operating expenses (as reported)	$15,621

Note 4.	Cash and Cash Equivalents and Short-Term Investments

The Company manages its cash and cash equivalents and short-term investments jointly in order to internally fund operating needs. Short-term investments as of November 23, 2005, and August 31, 2005, consisted primarily of held-to-maturity time deposits, which were pledged as collateral for four separate letters of credit.

	November 23, 2005	August 31, 2005
	(In thousands)

Cash and cash equivalents	$3,196	$2,789
Short-term investments	1,659	1,667
Total cash and cash equivalents and short-term investments	$4,855	$4,456

The Company's approximately $400,000 increase in combined cash and cash equivalents and short-term investments balance was primarily attributed to cash flows from operations.

Note 5.	Income Taxes

The following is a summary of deferred income tax assets and liabilities as of the current quarter and prior fiscal year-end:

	November 23, 2005	August 31, 2005
	(In thousands)

Deferred long-term income tax liability	$(4,797)	$(5,039)
Plus: Deferred short-term income tax asset	577	865
Net deferred income tax liability	$(4,220)	$(4,174)

The following table details the categories of deferred income tax assets and liabilities resulting from the cumulative tax effects of temporary differences as of the end of each period presented:

	November 23, 2005	August 31, 2005
	(In thousands)
Deferred income tax assets:
Workers' compensation, employee injury, and general liability claims	$1,717	$2,085
Deferred compensation	2,149	2,277
Net operating losses	10,104	10,235
General business credits	957	940
Other	1,310	1,345
Subtotal	16,237	16,882
Valuation allowance	(12,912)	(13,577)
Total deferred income tax assets	3,325	3,305
Deferred income tax liabilities:
Depreciation and amortization	5,563	5,406
Other	1,982	2,073
Total deferred income tax liabilities	7,545	7,479
Net deferred income tax liability	$(4,220)	$(4,174)

Relative only to continuing operations, the reconciliation of the expense (benefit) for income taxes to the expected income tax expense (benefit), computed using the statutory tax rate, was as follows:

	Quarter Ended
	November 23, 2005		November 17, 2004
	Amount	%	Amount	%
	(In thousands and as a percent of pretax income)
Income tax expense (benefit) from continuing operations at the federal rate	$1,142	35.0%	$(153)	(35.0)%
Permanent and other differences
Federal jobs tax credits	6	0.2	12	2.7
Other permanent differences	(43)	(1.3)	58	13.1
Alternative minimum tax	18	0.6	-	-
Change in valuation allowance	(1,105)	(33.9)	83	19.2
Income tax expense (benefit) from continuing operations	$18	0.6%	$-	-%

For the quarter ended November 23, 2005, including both continuing and discontinued operations, the Company generated gross taxable income of approximately $825,000 which will be offset by net operating loss carryforwards from prior years. However, the Company will incur an Alternative Minimum Tax (“AMT”) liability of approximately $18,000 for the period. The AMT liability may be used as a credit in the future if regular income tax exceeds future AMT.

For the 2005 fiscal year, including both continuing and discontinued operations, the Company generated gross taxable income of approximately $6.2 million which will be offset by net operating loss carryforwards from prior years. However, the Company will incur an AMT liability of approximately $117,000 for the year.

For fiscal years 2004 and 2003, including both continuing and discontinued operations, the Company generated net operating losses of approximately $4.0 million and $31.7 million, respectively, which will fully expire in 2024 and 2023, respectively, if not utilized. Due to the Company’s cumulative loss carryforward position, no federal income taxes were paid in fiscal 2004 or fiscal 2003. The tax benefit of the operating losses for book purposes in fiscal years 2004 and 2003 was netted against a valuation allowance because loss carrybacks were exhausted with the fiscal 2002 tax filing and the future realization of loss carryforwards was uncertain. For book purposes in fiscal years after 2004, tax expense and benefits will be offset against the valuation allowance until such time as the future realization of loss carryforwards becomes reasonably certain.

The Company's federal income tax returns have been periodically reviewed by the Internal Revenue Service. The Company's 2003, 2002, 2001, and 2000 returns are currently under review. Management believes that adequate provisions for income taxes have been reflected in the financial statements and is not aware of any significant exposure items that have not been reflected in the financial statements. The IRS review could result in a reduction of the cumulative net operating losses that are currently being carried forward to offset future taxable income.

Note 6.	Property, Plant and Equipment

The cost and accumulated depreciation of property, plant and equipment at November 23, 2005, and August 31, 2005, together with the related estimated useful lives used in computing depreciation and amortization, were as follows:

	November 23, 2005	August 31, 2005	Estimated Useful Lives
	(In thousands)
Land	$51,240	$50,791	─
Restaurant equipment and furnishings	109,973	109,488	3 to 15 years
Buildings	177,131	175,912	20 to 33 years
Leasehold and leasehold improvements	17,704	18,738	Lesser of lease term or estimated useful life
Office furniture and equipment	4,069	4,745	5 to 10 years
Transportation equipment	392	405	5 years
	360,509	360,079
Less accumulated depreciation and amortization	(174,405)	(174,070)
Property and equipment	$186,104	$186,009

Note 7.	Debt

On August 31, 2005, Luby’s, Inc. entered into an amended and restated $45.0 million unsecured Revolving Credit Facility Agreement (the “Revolving Credit Facility”) among Luby’s, Inc. and a syndicate of three independent banks. The Revolving Credit Facility may, subject to certain terms and conditions, be increased by an additional $15.0 million for a total facility size of $60.0 million. The Revolving Credit Facility allows up to $10.0 million of the available credit to be extended in the form of letters of credit. The Revolving Credit Facility terminates on, and all amounts owing thereunder must be repaid on, August 31, 2008.

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

The Revolving Credit Facility contains customary covenants and restrictions on the Company’s ability to engage in certain activities, including financial performance covenants and limitations on capital expenditures, asset sales and acquisitions, and contains customary events of default. As of November 23, 2005, the Company was in full compliance with all covenants.

All amounts owed by Luby’s, Inc. under the Revolving Credit Facility are guaranteed by its subsidiaries.

The Company’s total outstanding debt of $10.0 million as of November 23, 2005, is due and payable on August 31, 2008, under the terms of the Revolving Credit Facility.

Additionally, as of November 23, 2005, the Company has approximately $1.7 million committed under letters of credit through a separate arrangement with one of the banks in the Revolving Credit Facility group.

Interest Expense
Total interest expense incurred for the first fiscal quarter of 2006 and 2005, was $346,000 and $1.6 million, respectively. Interest paid approximated $266,000 and $1.2 million in the first fiscal quarter of 2006 and 2005, respectively.

Note 8.	Impairment of Long-Lived Assets and Store Closings/Discontinued Operations

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

The Company recognized the following impairment (credits)/charges to income from operations:

	Quarter Ended
	November 23, 2005	November 17, 2004
	(84 days)	(84 days)
	(In thousands)
Provision for asset impairments and restaurant closings, net of gains on property sales	$(433)	$-

The activity during the first quarter of 2006 is primarily related to a gain on the sale of one property and the move of two former restaurant units from properties held for sale. The properties are currently being used by operations and facilities services. The amount recorded in the first quarter 2006 is for the prior impairments of estimated selling costs of these units.

Discontinued Operations
From the third quarter of fiscal year 2003 through November 23, 2005, the Company has closed 62 operating stores. The operating results of these locations have been reclassified and reported as discontinued operations for all periods presented as required by Statement of Financial Accounting Standards (SFAS) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS No. 144 establishes a single accounting model for long-lived assets to be disposed of by sales and broadens the presentation of discontinued operations to include more disposal transactions. The Company adopted SFAS No. 144 in the first quarter of fiscal year 2003, as required. The following are the sales and pretax losses reported for all discontinued locations:

	Quarter Ended
	November 23, 2005	November 17, 2004
	(84 days)	(84 days)
	(In thousands, except locations)
Sales	$-	$1,694
Pretax losses	$(1,022)	$(587)
Discontinued locations closed during the period	-	2

The Company has continued to apply the proceeds from the sale of closed restaurants to pay down its debt. Of the total paid down during the first quarter of fiscal years 2006 and 2005, $1.7 million and $2.9 million, respectively, resulted from sales proceeds related to business plan assets. Proceeds from the sale of properties held for sale as of November 23, 2005, may also be applied to pay down debt, but under the terms of the Company’s new credit facility, there is no requirement to do so.

In accordance with EITF 87-24, “Allocation of Interest to Discontinued Operations,” interest on debt that is required to be repaid as a result of a disposal transaction should be allocated to discontinued operations. For the first quarter of fiscal years 2006 and 2005 approximately $72,000, and $655,000, respectively, were allocated to discontinued operations. The basis of the allocation to discontinued operations was an application of the credit facility's historical effective interest rates to the portion of the estimated total debt that equals the amount related to current and future business plan disposals as explained in the previous paragraph.

Relative to the business plan, as the Company has formally settled lease terminations or has reached definitive agreements to terminate leases, the related charges have been recorded. As of August 31, 2005, no lease exit costs associated with the business plan met these criteria and, consequently, were not accrued as of that date. However, for the quarter ended November 23, 2005, the Company recognized approximately $410,000 in termination costs under definitive lease settlement agreements. Furthermore, the Company has not accrued future rental costs in instances where locations closed; however, management has the ability to sublease at amounts equal to or greater than the rental costs. The Company does not accrue employee settlement costs; these charges are expensed as incurred.

The following summarizes discontinued operations for the periods presented:

	Quarter Ended
	November 23, 2005	November 17, 2004
	(84 days)	(84 days)
	(In thousands, except per share data)
Impairments	$(429)	$(11)
Gains	84	775
Net impairments	(345)	764
Other	(677)	(1,351)
Discontinued operations	(1,022)	(587)
Effect on EPS from net impairments - increase (decrease) - basic	$(0.01)	$0.03

Effect on EPS from discontinued operations - decrease - basic	$(0.04)	$(0.03)

The impairments are related to write downs taken on properties closed and designated for immediate disposal. The assets of these individual closed units have been written down to their net realizable values. Impairments in value are determined based on comparisons made to similar property values in their respective markets and historical sale results. As the assets are recorded at their estimated net realizable value, there can be no assurance that the carrying value will equal the actual net proceeds upon sale. The Company offsets any gains or losses from applicable property disposals against impairments to arrive at net impairments. Dispositions of properties held for sale are expected to be completed within one year.

Other items include allocated interest, lease settlements, employment termination and shut-down costs, as well as operating losses through each restaurant's closing date and carrying costs incurred until the final disposal of these locations.

There are no active restaurant operations included in discontinued operations. Continuing cash flows used by discontinued operations consist primarily of costs related to the ownership and maintenance of properties that are being held for sale, and rental costs associated with leases that have not yet terminated. These activities are expected to cease within the next year as Company-owned properties are sold and leases are settled.

Property Held for Sale
At November 23, 2005, the Company had a total of nine properties recorded at approximately $6.0 million in property held for sale. Of the nine properties, one is related to prior disposal plans. In the first quarter of fiscal year 2006, two properties were reclassified from property held for sale to property, plant and equipment. These properties are to be used to support operations. Two properties were sold during the first quarter of fiscal year 2006. On September 1, 2005, the Company had a total of thirteen properties recorded at $9.3 million in property held for sale.

The Company is actively marketing the locations currently classified as property held for sale. When sold, proceeds from properties that have been identified as held for sale, are expected to be used to reduce outstanding debt. All property held for sale consists of already-closed restaurant properties. Property held for sale is valued at the lower of net depreciable value or net realizable value.

The Company’s results of discontinued operations will be affected to the extent proceeds from the sales exceed or are less than net book value.

A rollforward of property held for sale from August 31, 2005 to November 23, 2005, is provided below (in thousands):

Property Held for Sale
Balance as of August 31, 2005	$9,346
Net transfers from property held for sale	(1,582)
Disposals	(1,716)
Net decrease in net realizable value	(79)
Balance as of November 23, 2005	$5,969

Note 9.	Commitments and Contingencies

Off-Balance-Sheet Arrangements
The Company has no off-balance-sheet structured financing arrangements.

Pending Claims
Three wage and hour investigations by the U.S. Department of Labor related to the application of wait staff tip pool sums have recently been consolidated in the Houston district. The Company has not received sufficient data to determine the financial impact to the Company, if any, or the probable outcome of the matter. The Company intends to vigorously defend its position.

The Company is presently, and from time to time, subject to pending claims and lawsuits arising in the ordinary course of business. In the opinion of management, the resolution of any pending legal proceedings will not have a material adverse effect on the Company's operations or financial position.

Surety Bonds
At November 23, 2005, surety bonds in the amount of $5.0 million have been issued as security for the payment of insurance obligations classified as accrued expenses on the balance sheet.

Note 10.	Related Parties

Affiliate Services
Christopher J. Pappas, the Company's Chief Executive Officer, and Harris J. Pappas, the Company's Chief Operating Officer, own two companies, Pappas Partners, L.P. and Pappas Restaurants, Inc. (the "Pappas Entities"), that may provide services to the Company under the terms of the Affiliate Services Agreement and the Master Sales Agreement.

Under the terms of the Affiliate Services Agreement, the Pappas Entities may provide general business services to the Company. No costs were incurred by the Company under the Affiliate Services Agreement during either the first quarter of fiscal year 2006 or the first quarter of fiscal year 2005.

Under the terms of the Master Sales Agreement, the Pappas Entities may provide specialized (customized) equipment fabrication and basic equipment maintenance, including stainless steel stoves, shelving, rolling carts and chef tables, to the Company. The Company paid approximately $2,400 in the first quarter of fiscal year 2006 and approximately $47,000 in the first quarter of fiscal year 2005 under the terms of the Master Sales Agreement. All of such costs related to custom-fabricated and refurbished equipment.

Operating Leases
The Company leases a facility, which is referred to as the Houston Service Center, from the Pappas Entities. The Houston Service Center serves as a centralized restaurant service center to support field operations. The facility is also used for repair and storage of new and used equipment.  The building at this location has 22,253 square feet of warehouse space and 5,664 square feet of office space. The lease is on a month-to-month basis and the monthly rental rate is approximately $0.24 per square foot. The Company paid approximately $20,000 in each of the first quarters of fiscal years 2006 and 2005 under the terms of that lease.

The Company also leases a warehouse facility, which is referred to as the Storage Facility, from the Pappas Entities. The Storage Facility is used to house the Company's equipment inventory. The Storage Facility complements the Houston Service Center with approximately 27,000 square feet of warehouse space at an approximate monthly lease rate of $0.21 per square foot. The Company paid approximately $17,000 for each of the first quarters of fiscal years 2006 and 2005 under the terms of this lease.

The Company also leases space for one of its restaurants in a retail strip center in Houston, Texas, that is owned by a limited partnership of which 50% is owned by Christopher J. Pappas and Harris J. Pappas. The Company's restaurant has rented approximately 7% of the space in that center since July 1969. The Company paid approximately $42,000 for each of the first quarters of fiscal years 2006 and 2005 under the terms of this lease.

Affiliated rents paid for the Houston Service Center, the Storage Facility and the Houston restaurant lease combined represented 10.9% and 8.3% of total rents for continuing operations during the first quarters of fiscal years 2006 and 2005, respectively.

The following compares current and prior fiscal year-to-date charges incurred under the Master Sales Agreement, the Affiliate Services Agreement, and affiliated property leases to the Company's total capital expenditures, as well as relative general and administrative expenses and occupancy and other operating expenses included in continuing operations:

	Quarter Ended
	November 23, 2005	November 17, 2004
	(84 days)	(84 days)
	(In thousands)
AFFILIATED COSTS INCURRED:
Capital expenditures - custom-fabricated and refurbished equipment	$2	$47
Other operating expenses, including property leases	82	79
Total	$84	$126
RELATIVE TOTAL COMPANY COSTS:
General and administrative expenses	$4,836	$4,082
Capital expenditures	2,336	1,789
Other operating expenses	15,866	15,621
Total	$23,038	$21,492
AFFILIATED COSTS INCURRED AS A PERCENTAGE OF RELATIVE TOTAL COMPANY COSTS
Fiscal year to date	0.36%	0.59%
Inception to date	0.35%

Board of Directors
Under the terms of a Purchase Agreement, dated as of March 9, 2001, and as amended as of June 7, 2004, among the Company, Christopher J. Pappas and Harris J. Pappas, the Company has agreed to submit three persons designated by Christopher J. Pappas and Harris J. Pappas as nominees for election to the Company's Board of Directors. Christopher J. Pappas and Harris J. Pappas have designated themselves and Frank Markantonis to serve on the Board of Directors. Messrs. Pappas retain their right for so long as they both are executive officers of the Company.

Other
Christopher J. Pappas, the Company’s President and Chief Executive Officer, is a member of the Board of Directors of Amegy Bank, National Association, which is a lender under, and Documentation Agent of, the Revolving Credit Facility.

Key Management Personnel
On November 9, 2005, the Company entered into new three year employment agreements with each of Christopher J. Pappas and Harris J. Pappas. Christopher J. Pappas and Harris J. Pappas are brothers.

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

Paulette Gerukos, Vice President of Human Resources of the Company, is the sister-in-law of Harris J. Pappas, the Chief Operating Officer.

Note 11.	Recently Adopted Accounting Pronouncements

Share-Based Compensation
The Company has an Executive Stock Option Plan as well as Incentive Stock Plans for officers and employees (“Employee Stock Plans”) and a Non-employee Director Stock Option Plan for non-employee directors. These plans authorize the granting of stock options, restricted stock, and other types of awards consistent with the purpose of the plans (see Note 12 to the Company's Consolidated Financial Statements included in the 2005 Form 10-K). The number of shares authorized for issuance under the Company's plans as of November 23, 2005 totals 5,100,000, of which 1,998,857 shares were available for future issuance. Stock options granted under these plans are granted with an exercise price equal to the market price of the Company's stock at the date of grant except for the Executive Stock Option Plan. Option awards under the Executive Stock Option Plan vest 50% on the first anniversary of the grant date, 25% on the second anniversary of the grant date, and the remaining 25% on the third anniversary of the grant date and expire ten years from the grant date. Option awards under the Employee Stock Plans generally vest 25% each year on the anniversary of the grant date and expire six to ten years from the grant date. Option awards under the Non-employee Director Stock Option Plan generally vest 100% on the first anniversary of the grant date and expire ten years from the grant date.

Prior to August 31, 2005, the Company accounted for its stock based compensation under the recognition and measurement principles of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations, the disclosure-only provisions of SFAS No. 123, "Accounting for Stock-Based Compensation" and the disclosures required by SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure." In accordance with APB Opinion No. 25, no stock-based compensation cost was reflected in the Company's prior year net income for grants of stock options to employees because the Company granted stock options with an exercise price equal to the market value of the stock on the date of grant. The reported stock based compensation expense, net of related tax effects, in the table below represents compensation costs associated with restricted stock grants.

Had the Company used the fair value based accounting method for stock compensation expense prescribed by SFAS Nos. 123 and 148 for the first quarter ended November 17, 2004, the Company's consolidated net loss and net loss per share would have been increased to the pro-forma amounts illustrated as follows:

Quarter Ended
November 17, 2004
(In thousands, except per share data)
Net loss, as reported	$(1,023)
Add: Stock-based employee compensation expense included in reported net loss, net of related tax effects (a)	-
Deduct: Total stock-based employee compensation expense determined under fair-value-based method for all awards, net of related tax effects (a)	(108)
Pro forma, net loss	$(1,131)
Earnings per share:
Basic - as reported (b)	(0.05)
Basic - pro forma (b)	(0.05)
Assuming dilution - as reported (b)	(0.05)
Assuming dilution - pro forma (b)	(0.05)

(a) Income taxes have been offset by a valuation allowance. See note 5 of Notes to Consolidated Financial Statements.
(b) In loss periods, net loss per share assuming dilution equals basic net loss per share since potentially dilutive securities are anti-dilutive.

Effective September 1, 2005, the Company adopted the fair value recognition provisions of SFAS No. 123R using the modified prospective method. Under this method, compensation cost in the first quarter of fiscal year 2006 includes the portion vesting in the period for (a) all share-based payments granted prior to, but not vested as of August 31, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS No.123 and (b) all share based payments granted subsequent to August 31, 2005, based on the grant date fair value estimated using the Black-Scholes option pricing model. Before adoption of SFAS No. 123R, pro forma disclosures reflected the fair value of each option grant estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

	Quarter Ended
	November 17,
	2004
Dividend yield	0.0%
Expected volatility range	35.0%	to	90.6%
Risk-free interest rate range	3.01%	to	4.44%
Expected life (in years)	5.00 to 8.70

Results of prior periods do not reflect any restated amounts and the Company had no cumulative effect adjustment upon adoption of SFAS No. 123R under the modified prospective method. The Company's policy is to recognize compensation cost for awards with only service conditions and a graded vesting schedule on a straight line basis over the requisite service period for the entire award. Additionally, the Company's policy is to reserve shares held in treasury to satisfy stock option exercises under the Executive Stock Option Plan.

The adoption of SFAS No. 123R decreased the Company's first quarter of fiscal year 2006 reported operating income, income before income taxes and reported net income by $69,000,with no impact on either basic or diluted net income per share. The expense, before income tax effect, is reflected in general and administrative expense. The Company's adoption of SFAS No. 123R did not affect operating income, income before income taxes, net income, cash flow from operations, cash flow from financing activities, basic and diluted net income per share in the comparable first quarter of fiscal year 2005.

Partly in anticipation of the adoption of SFAS No.123R, in recent years the Company has adjusted the mix of employee long-term incentive compensation by reducing stock options awarded and increasing certain cash based compensation and other equity based awards. Compensation cost for share based payment arrangements recognized in general and administrative expenses for the first quarter of fiscal year 2006 was $69,000 for stock options and $43,000 for restricted stock. The total income tax effect of these expenses was offset by a valuation allowance and, therefore, no benefit was recognized in the income statement for the first quarter of fiscal year 2006 for share based compensation arrangements.

The fair value of each option award is estimated on the date of grant using the Black Scholes option pricing model, which determines inputs as shown in the following table. Because of differences in option terms and historical exercise patterns among the plans, the Company has segregated option awards into three homogenous groups for the purpose of determining fair values for its options. Valuation assumptions are determined separately for the three groups which represent, respectively, the Executive Stock Option Plan, the Employee Stock Plans and the Non-employee Director Stock Option Plan. The assumptions are as follows:

The Company estimated volatility using its historical share price performance over the expected life of the option. Management considered the guidance in SFAS No. 123R and believes the historical estimated volatility is materially indicative of expectations about expected future volatility.

The Company uses the simplified method outlined in SEC Staff Accounting Bulletin No. 107 to estimate expected lives for options granted during the period.

The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant for the expected term of the option.

The expected dividend yield is based on the Company's current dividend yield and the best estimate of projected dividend yield for future periods within the expected life of the option.

Quarter Ended
November 23,
2005
Dividend yield	0.0%
Volatility	61.9%
Risk-free interest rate	4.27%
Expected life (in years)	4.25

A summary of the Company's stock option activity as of November 23, 2005, and changes during the first quarter of fiscal year 2006 is presented in the following table:

	Shares Under Fixed Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
			(Years)	(In thousands)
Outstanding at September 1, 2005	2,752,632	$5.65	4.92	$20,747
Granted	228,900	$12.84	6.00	$-
Exercised	(70,750)	$10.85
Forfeited/Expired	(72,750)	$10.70
Outstanding at November 23, 2005	2,838,032	$5.97	5.02	$19,826
Exercisable	2,582,632	$5.36	4.92	$19,621

The weighted-average grant-date fair value of options granted during the first quarter of fiscal year 2006 was $6.72 per share. The intrinsic value for stock options is defined as the difference between the current market value and the grant price. The total intrinsic value of options exercised during the first quarter of fiscal year 2006 was $142,000.

Restricted stock grants consist of the Company's common stock and generally vest after three years except the current grants under the Nonemployee Director Stock Option Plan, which vest when granted. All restricted stock grants are cliff vested. Generally, the fair value of each restricted stock grant is equal to the market price of the Company's stock at the date of grant.

A summary of the Company's restricted stock activity as of November 23, 2005, and changes during the first quarter of fiscal year 2006 is presented in the following table:

	Weighted-Average Remaining Contractual Term	Weighted-Average Grant Date	Fair Value	Restricted Stock Units
	(In years)		(Per share)
Unvested at September 1, 2005	-	-	-	-
Granted	2.32	11/05/05	$12.50	14,720
Vested	-	10/01/05	$13.20	(3,270)
Forfeited	-	-	$-	-
Unvested at November 23, 2005	2.98	11/15/05	$12.30	11,450

As of November 23, 2005, there was $1.7 million of total unrecognized compensation cost related to unvested share-based compensation arrangements that is expected to be recognized over a weighted-average period of 3.55 years. During the first quarter of fiscal year 2006, 3,270 shares of restricted stock grants vested.

During the first quarter of fiscal year 2006, cash received from options exercised was $768,000 and the calculated but unrecognized tax benefit for the tax deductions from stock options exercised totaled $46,500.

Discontinued Operations
In November 2004, the Emerging Issues Task Force (EITF”) reached a consensus on EITF 03-13, “Applying the Conditions in Paragraph 42 of SFAS No. 144 in Determining Whether to Report Discontinued Operations,” which provides guidance on how to evaluate the discontinued operations criteria. The consensus should be applied in fiscal periods beginning after December 15, 2004. The Company has applied the consensus effective fiscal year 2006, with no significant effect on reporting of discontinued operations. (See Note 8.)

Rental Costs During Construction
In October 2005, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position No. 13-1 (“FSP 13-1”), which addresses the accounting for rental costs associated with building and ground operating leases that are incurred during a construction period. The FASB decided that such rental costs incurred during a construction period shall be recognized as rental expense. A lessee shall cease capitalizing rental costs as of the effective date of FSP 13-1 for operating lease arrangements entered into prior to the effective date of FSP 13-1. The guidance in FSP 13-1 has been applied during the first quarter of fiscal year 2006. Because it has been the Company’s practice to charge rental costs during construction periods to expense, the adoption of FSP 13-1 has not, and will not have an impact on the Company’s financial position, results of operations or cash flows.

Note 12.	Net Earnings Per Share

Basic net income (loss) per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of common shares outstanding for the reporting period. Diluted net income (loss) per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. For the calculation of diluted net income (loss) per share, the basic weighted average number of shares is increased by the dilutive effect of convertible debt, and stock options determined using the treasury stock method . Stock options with exercise prices exceeding current market prices that were excluded from the computation of net income (loss) per share amounted to 48,000 shares and 881,000 shares for the quarter ended November 23, 2005 and November 17, 2004, respectively. Additionally, approximately 3.2 million shares associated with the Company’s convertible subordinated debt for the quarter ended November 17, 2004 were excluded from the calculation of net income (loss) per share because the effect would have been antidutive. This debt was converted on August 31, 2005 and as such these shares are included in both the basic and diluted weighted average number of shares outstanding for the quarter ended November 23, 2005.For the quarter ended November 17, 2004, diluted net income (loss) per share equaled basic net income (loss) per share, since potentially dilutive securities are antidilutive in loss periods.

The components of basic and diluted net income (loss) per share are as follows:

	Quarter Ended
	November 23, 2005	November 17, 2004
	(84 days)	(84 days)
	(In thousands, except share data)
Numerator:
Net income (loss):	$2,223	$(1,023)
Denominator:
Denominator for basic net income (loss) per share - weighted-average shares	25,955	22,494
Dilutive effect of stock options	1,339	-
Dilutive effect of phantom stock	30	-
Dilutive effect of restricted stock	1	-
Denominator for net income (loss) per share - assuming dilution	27,325	22,494
Net income (loss) per share:
- Basic	$0.09	$(0.05)
- Assuming dilution	$0.08	$(0.05)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management's discussion and analysis of financial condition and results of operations should be read in conjunction with the consolidated financial statements and footnotes for the quarter ended November 23, 2005, and the audited financial statements filed on Form 10-K for the fiscal year ended August 31, 2005.

Overview
As of December 16, 2005, the Company operated 131 restaurants under the name "Luby's."  These establishments are located in close proximity to retail centers, business developments, and residential areas throughout five states.  Of the 131 restaurants, 93 are at locations owned by the Company and 38 are on leased premises.  Two of the restaurants primarily serve seafood, 4 are full-time buffets, 7 are cafeteria-style restaurants with all-you-can-eat options, and 118 are traditional cafeterias.

Reclassification
Store management compensation has been reclassified from “Other Operating Expenses” to “Payroll and Related Costs” to provide comparability to financial results reported by our peers in the industry. Prior period results reported have been reclassified to conform to the current period presentation.

The Company's business plan, as approved in fiscal year 2003, called for the closure of approximately 50 locations. In accordance with the plan, the entire fiscal activity of the applicable stores closed after the inception of the plan have been reclassified to discontinued operations. For comparison purposes, prior period results related to these same locations have also been reclassified to discontinued operations.

Accounting Periods
The Company's fiscal year ends on the last Wednesday in August. As such, each fiscal year normally consists of 13 four-week periods, accounting for 364 days. Each of the first three quarters of each fiscal year consists of three four-week periods, while the fourth quarter normally consists of four four-week periods. Comparability between accounting periods may be affected by varying lengths of the periods, as well as the seasonality associated with the restaurant business.

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

Hurricane Impact
Hurricane Rita impacted a number of the Company’s markets during the quarter as Luby’s was forced to temporarily close many stores due to mandatory evacuations and subsequent power outages. The Company estimated a store closure impact of approximately 236 store days of operations due to Hurricane Rita. One unit in the Port Arthur, Texas area suffered permanent damage and remains closed. All other restaurants impacted by the storm suffered minimal damage and were reopened soon after the storm passed. The store closure impact on the Company’s results of operations was offset by increased traffic at certain units and catering events relating to the hurricane relief effort.

RESULTS OF OPERATIONS

Quarter ended November 23, 2005 compared to the quarter ended November 17, 2004
Same-store sales increased approximately $4.7 million, or 6.9%, in the first quarter of fiscal year 2006 compared to the first quarter of fiscal year 2005. Fiscal 2005 was a 53 week year for the Company which caused a calendar shift comparison for fiscal year 2006. The first quarter fiscal 2006 ended on November 23, 2005, one week closer to Thanksgiving than the first quarter fiscal 2005 that ended on November 17, 2004. Excluding this calendar shift, same-store sales increased 5.5%.

Food costs increased approximately $725,000, or 3.8%, in the first quarter of fiscal year 2006 compared with same quarter of fiscal year 2005. Food costs as a percentage of sales decreased 0.8%, primarily due to lower commodity costs for poultry, fresh produce, beef and dairy products. Price increases were experienced in other sectors, such as seafood, shortenings and oils. The Company continues to manage food costs by offering menu items and combination meals with favorable cost structures and by employing a variety of other cost control measures.

Payroll and related costs increased $609,000, or 2.4%, in the first quarter of fiscal year 2006 compared with same quarter of fiscal year 2005. Payroll and related costs as a percentage of sales decreased 1.6%, primarily due to increased sales, as well as a reduction in workers' compensation expense, enhanced productivity and effective labor development.

Other operating expenses increased by approximately $245,000, or 1.6%, in the first quarter of fiscal year 2006 compared with the same quarter of fiscal year 2005. This increase was driven primarily by increased utility costs due to rising natural gas prices. Other operating expenses as a percentage of sales decreased 1.1% because significant fixed cost elements such as insurance and occupancy costs that did not increase in proportion to the sales increase.

General and administrative expenses increased by approximately $754,000, or 18.5%, when compared to the prior year same quarter.  This was due primarily to staffing increases and consulting fees associated with the implementation of new business systems.

Depreciation expense for the first quarter of fiscal year 2006 was unchanged from the same period of fiscal year 2005 because acquisitions of property, plant and equipment during interim periods have been largely offset by dispositions.

Relocation and voluntary severance costs decreased by approximately $272,000 because relocation activity occurred primarily during late fiscal year 2004 and early fiscal year 2005.

The provision for asset impairments and restaurant closings decreased by approximately $433,000 as a gain was realized on the sale of one property and favorable adjustments were recognized in the current quarter related to previously recorded provisions for two locations.

Interest expense, net decreased approximately $422,000, or 62.9%, as a result of the Company’s reduction in outstanding debt and lower interest rates.

Other income increased by approximately $214,000 primarily due to losses recognized on the write-off of store equipment in the fiscal 2005 quarter.

Income tax expense for the current quarter represents a provision for alternative minimum tax. No regular income tax expense or benefit was recorded in the current quarter or prior year because the realization of loss carryforward utilization is uncertain.  (See Note 5 of the Notes to Consolidated Financial Statements.)

In connection with locations that were closed as part of the Company’s business plan, lease settlement costs and impairment charges incurred in the current year coupled with gains on property disposals recognized in the prior year caused an increase of approximately $435,000 in loss from discontinued operations. The gains and loss impairments recorded in this category relate to properties closed after the adoption of SFAS No. 144.

Included in accrued expenses and other liabilities were estimated lease settlement costs amounting to approximately $250,000 at November 23, 2005 and $15,000 at August 31, 2005.

EBITDA

The Company's operating performance is evaluated using several measures. One of those measures, EBITDA, is a non-GAAP financial measure that is derived from the Income (Loss) From Operations, which is a GAAP measurement. EBITDA has historically been used by the Company's lenders to measure compliance with certain financial debt covenants. The Company's Revolving Credit Facility generally defines EBITDA as the consolidated income (loss) from operations set forth in the Company's consolidated statements of operations before depreciation, amortization, other noncash expenses, interest expense, taxes, noncash income and extraordinary gains or losses, and other nonrecurring items of income or expense as approved by the required lenders. EBITDA is the denominator used in determining all of the financial covenant ratios that are measured against predefined limits for compliance under the Company’s Revolving Credit Facility. (See “Debt,” Note 7 of Notes to Consolidated Financial Statements). Noncompliance with any of the financial covenants would constitute an event of default under the Company’s Revolving Credit Facility, requiring the Company to obtain replacement financing to repay amounts owed under these agreements and to meet future working capital requirements. Management believes that such replacement financing would be available and that the cost of such financing would not have a significant effect on the Company’s liquidity or results of operations.

Compared to the results for the first quarter of fiscal 2005, EBITDA increased by $2.5 million, for the first quarter of fiscal 2006, due to the various applicable reasons noted in the Results of Operations section above.

The following table reconciles the Company’s non-GAAP financial measure, EBITDA, with Income from Operations, prepared in accordance with GAAP.

	Quarter Ended
	November 23,	November 17,
	2005	2004
	(In thousands)
Income from operations	$3,367	$304
Plus (less) excluded items:
Reversal of asset impairments and restaurant closings, net of gains on property sales	(433)	-
Relocation and voluntary severance costs	-	272
Depreciation and amortization	3,553	3,537
Noncash compensation expense	112	-
EBITDA	$6,599	$4,113

As previously noted, prior year amounts have been reclassified to conform to the current year presentation, including the applicable reclassifications of store activity discontinued in accordance with the implementation of the business plan.  While the Company and many in the financial community consider EBITDA to be an important measure of operating performance, it should be considered in addition to, but not as a substitute for or superior to, other measures of financial performance prepared in accordance with U.S. generally accepted accounting principles, such as operating income and net income.  In addition, the Company's definition of EBITDA is not necessarily comparable to similarly titled measures reported by other companies.

LIQUIDITY AND CAPITAL RESOURCES

Cash and Cash Equivalents and Working Capital
Cash and cash equivalents increased by approximately $407,000 from the end of the preceding fiscal year to November 23, 2005, primarily due to cash flows from operations and proceeds from sales of properties, partially offset by debt repayment and capital expenditures.

The Company had a working capital deficit of $23.3 million as of November 23, 2005, which represents a slight decrease from the $26.2 million deficit as of August 31, 2005.  The Company's working capital requirements are expected to be met through cash flows from operations and availability under the Revolving Credit Facility.

Capital expenditures for the quarter ended November 23, 2005, were $2.3 million.  Consistent with prior periods, the Company used most of its capital funds to maintain its investment in existing operating units.  Based on the business plan, the Company expects to fund all capital expenditures in fiscal year 2006 using cash flows from operations and expects to spend a total of approximately $16 million to $18 million for the fiscal year.

Debt
On August 31, 2005, Luby’s, Inc. entered into an amended and restated $45.0 million unsecured Revolving Credit Facility Agreement (the “Revolving Credit Facility”) among Luby’s, Inc. and a syndicate of three independent banks. The Revolving Credit Facility may, subject to certain terms and conditions, be increased by an additional $15.0 million for a total facility size of $60.0 million. The Revolving Credit Facility allows up to $10.0 million of the available credit to be extended in the form of letters of credit. The Revolving Credit Facility terminates, and all amounts owing thereunder must be repaid, August 31, 2008.

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

The Company also pays a quarterly commitment fee based on the unused portion of the Revolving Credit Facility, which is also dependent upon the Company’s financial performance, ranging from 0.25% to 0.35% per annum. The Company also is obligated to pay certain fees in respect of any letters of credit issued as well as an administrative fee to the lender acting as administrative agent. Finally, the Company paid the lenders a one-time fee in connection with the closing of the Revolving Credit Facility.

The Revolving Credit Facility contains customary covenants and restrictions on the Company’s ability to engage in certain activities, including financial performance covenants and limitations on capital expenditures, asset sales and acquisitions, and contains customary events of default. As of November 23, 2005, the Company was in full compliance with all covenants.

All amounts owed by Luby’s, Inc. under the Revolving Credit Facility are guaranteed by its subsidiaries.

The Company primarily used proceeds received on the sale of properties, operating cash flows, short-term investments and the Revolving Credit Facility to pay off its prior term loan and prior line of credit. As of November 23, 2005, the Company had total debt of $10.0 million outstanding under the Revolving Credit Facility.

Additionally, as of November 23, 2005, the Company had approximately $1.7 million committed under letters of credit through a separate arrangement.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The consolidated financial statements are prepared in conformity with generally accepted accounting principles in the United States. Preparation of the financial statements requires us to make judgments, estimates and assumptions that affect the amounts of assets and liabilities in the financial statements and revenues and expenses during the reporting periods. We believe the following are the Company’s critical accounting policies due to the significant, subjective and complex judgments and estimates used when preparing our consolidated financial statements. We regularly review our assumptions and estimates with the Finance and Audit Committee of the Company’s Board of Directors.

Income Taxes
The Company records the estimated future tax effects of temporary differences between the tax bases of assets and liabilities and amounts reported in the accompanying consolidated balance sheets, as well as operating loss and tax credit carrybacks and carryforwards. The Company periodically reviews the recoverability of tax assets recorded on the balance sheet and provides valuation allowances as management deems necessary. Management makes judgments as to the interpretation of the tax laws that might be challenged upon an audit and cause changes to previous estimates of tax liability. In addition, the Company operates within multiple taxing jurisdictions and is subject to audit in these jurisdictions. In management's opinion, adequate provisions for income taxes have been made for all years. Historically, the Company’s federal income tax returns have been periodically reviewed by the Internal Revenue Service (“IRS”). The Company’s returns are currently under review for the 2003, 2002, 2001, and 2000 fiscal years. The IRS review may result in a reduction of the cumulative net operating losses ($10.0 million at November 23, 2005) that are currently being carried forward to offset future taxable income.

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

Property Held for Sale
The Company also periodically reviews long-lived assets against its plans to retain or ultimately dispose of properties. If the Company decides to dispose of a property, it will be reclassified to property held for sale and actively marketed. Property held for sale is recorded at amounts not in excess of what management currently expects to receive upon sale, less costs of disposal or net remaining depreciable book value, if lower. The Company routinely monitors the estimated value of property held for sale and records adjustments to these values as required. The Company periodically measures and analyzes its estimates against third-party appraisals.

Insurance and Claims
The Company self-insures a significant portion of risks and associated liabilities under its employee injury, workers compensation and general liability programs. The Company maintains insurance coverage with third party carriers to limit its per-occurrence claim exposure. Accrued liabilities have been recorded based upon analysis of historical data and actuarial estimates, and is reviewed by the Company on a quarterly basis to ensure that the liability is reasonable.

Actual workers’ compensation and employee injury claims expense may differ from estimated loss provisions. The Company cannot make any assurances as to the ultimate level of claims under the in-house safety program or whether declines in incidence of claims as well as claims costs experiences or reductions in reserve requirements under the program will continue in future periods.

RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS

Prior to September 1, 2005, the Company accounted for its stock based compensation under the recognition and measurement principles of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations, the disclosure only provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123, "Accounting for Stock-Based Compensation" and the disclosures required by SFAS No. 148, "Accounting for Stock Based Compensation Transition and Disclosure." In accordance with APB Opinion No. 25, no stock based compensation cost was reflected in the Company's prior year net loss for grants of stock options to employees because the Company grants stock options with an exercise price equal to the market value of the stock on the date of grant.

Effective September 1, 2005, the Company adopted the fair value recognition provisions of SFAS No. 123R, as discussed in Note 11 to the Condensed Consolidated Financial Statements contained in this Quarterly Report. The Company elected to adopt using the modified prospective method, under which, compensation cost in the first quarter of fiscal year 2006 includes the portion vesting in the period for (a) all share based payments granted prior to, but not vested as of August 31, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123 and (b) all share based payments granted subsequent to August 31, 2005, based on the grant date fair value estimated using the Black Scholes option pricing model. Before adoption of SFAS No. 123R, pro forma disclosure reflected the fair value of each option grant estimated on the date of grant using the Black Scholes option pricing model (see Note 11 to the Company's Condensed Consolidated Financial Statements herein for the weighted average assumptions used in fiscal year 2005). Under SFAS No. 123R, the Company estimated volatility using its historical share price performance over the expected life of the option. Management considered the guidance in SFAS No. 123R and believes the historical estimated volatility is materially indicative of expectations about expected future volatility. Management believes the Company meets the requirements in SEC Staff Accounting Bulletin No. 107, allowing the Company to use the simplified method to estimate expected lives for option grants. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant for the expected term of the option. The expected dividend yield is based on the Company's current dividend yield and the best estimate of projected dividend yield for future periods within the expected life of the option.

Results of prior periods do not reflect any restated amounts and the Company had no cumulative effect adjustment upon adoption of SFAS No. 123R under the modified prospective method. The Company's policy is to recognize compensation cost for awards with service only conditions and a graded vesting schedule on a straight line basis over the requisite service period for the entire award. Additionally, the Company's policy is to reserve shares held for treasury to satisfy stock option exercises under the Company’s Executive Stock Option Plan.

The adoption of SFAS No. 123R decreased the Company's first quarter of fiscal year 2006 reported operating income, income before income taxes and reported net income by $69,000, with no impact on either basic or diluted net income per share. The expense, before income tax effect, is in general and administrative expense The Company's adoption of SFAS No. 123R did not affect operating income, loss before income taxes, net loss, cash flow from operations, cash flow from financing activities, basic and diluted net loss per share in the first quarter of fiscal year 2005.

Partly in anticipation of the adoption of SFAS No.123R, in recent years the Company has adjusted the mix of employee long-term incentive compensation by reducing stock options awarded and increasing certain cash based compensation and other equity based awards. Compensation cost for share based payment arrangements recognized in general and administrative expenses for the first quarter of fiscal year 2006 was $69,000 for stock options and $43,000 for restricted stock grants.

As of November 23, 2005, there was $1.7 million of total unrecognized compensation cost related to unvested share-based compensation arrangements that is expected to be recognized over a weighted average period of 3 years.

In November 2004, the Emerging Issues Task Force (“EITF”) reached a consensus on EITF 03-13, “Applying the Conditions in Paragraph 42 of SFAS No. 144 in Determining Whether to Report Discontinued Operations,” which provides guidance on how to evaluate the discontinued operations criteria. The consensus should be applied in fiscal periods beginning after December 15, 2004. The Company has applied the consensus effective fiscal year 2006, with no significant effect on reporting of discontinued operations.

In October 2005, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position No. 13-1 (“FSP 13-1”), which addresses the accounting for rental costs associated with building and ground operating leases that are incurred during a construction period. The FASB decided that such rental costs incurred during a construction period shall be recognized as rental expense. A lessee shall cease capitalizing rental costs as of the effective date of FSP 13-1 for operating lease arrangements entered into prior to the effective date of FSP 13-1. The guidance in FSP 13-1 has been applied during the first quarter of fiscal year 2006. Because it has been the Company’s practice to charge rental costs during construction periods to expense, the adoption of FSP 13-1 has not, and will not have an impact on the Company’s financial position, results of operations or cash flows.

RECENT ACCOUNTING PRONOUNCEMENTS

In May 2005 the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections”. SFAS 154 replaces APB No. 20, “Accounting Changes”, and SFAS No. 3, “Reporting Changes in Interim Financial Statements”. SFAS No. 154 changes the accounting for, and reporting of, a change in accounting principle. SFAS No. 154 requires retrospective application to prior period’s financial statements of voluntary changes in accounting principle and changes required by new accounting standards when the standard does not include specific transition provisions, unless it is impractical to do so. SFAS No. 154 is effective for accounting changes and corrections of errors in fiscal years beginning after December 15, 2005. Currently, the Company is not aware of any financial impact the adoption of this statement will have on its consolidated financial statements.

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

In some cases, you can identify these statements by forward-looking words such as “anticipate,”“believe,”“could,”“estimate,”“expect,”“intend,”“outlook,”“may,”“should,”“will,” and “would” or similar words. Forward-looking statements are based on certain assumptions and analyses made by the Company’s management in light of their experience and perception of historical trends, current conditions, expected future developments and other factors they believe are relevant. Although management believes that their assumptions are reasonable based on information currently available, those assumptions are subject to significant risks and uncertainties, many of which are outside of the Company’s control.

The following factors, as well as the factors set forth in Item 1A of the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2005, and any other cautionary language in this Form 10-Q, provide examples of risks, uncertainties, and events that may cause the Company’s financial and operational results to differ materially from the expectations described in the Company’s forward-looking statements:

• general business and economic conditions;
• the impact of competition;
• the Company’s operating initiatives;
• fluctuations in the costs of commodities, including beef, poultry, seafood, dairy, cheese, shortenings, oils and produce;
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

The Company is exposed to market risk from changes in interest rates affecting its variable-rate debt. As of November 23, 2005, $10.0 million, the total amount of debt subject to interest rate fluctuations, was outstanding under its Revolving Credit Facility. Assuming a consistent level of debt, a 1% change in interest rates effective from the beginning of the year would result in an increase or decrease in annual interest expense of approximately $100,000.

Although the Company is not currently using interest rate swaps, it has previously used and may in the future use these instruments to manage cash flow risk on a portion of its variable-rate debt.

Item 4.	Controls and Procedures

Evaluation of Disclosure Control and Procedures
The Company’s management, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of November 23, 2005. Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of November 23, 2005, the Company’s disclosure controls and procedures were effective in recording, processing, summarizing and reporting information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control over Financial Reporting
There were no changes in the Company's internal control over financial reporting during the quarter ended November 23, 2005 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting. The implementation of new point of sales and accounting systems during the period required minor modifications to certain control procedures necessary for accomplishing existing financial reporting control objectives.

Part II - OTHER INFORMATION

Item 6.	Exhibits

The following exhibits are filed as a part of this Report:

11	Statement regarding computation of Per Share Earnings.*

31.1	Rule 13a-14(a)/15d-14(a) certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Rule 13a-14(a)/15d-14(a) certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Section 1350 certification of the Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Section 1350 certification of the Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*
Information required to be presented in Exhibit 11 is provided in note 12 to the consolidated financial statements under Part I, Item 1 of this Form 10-Q in accordance with the provisions of FASB Statement of Financial Accounting Standards (SFAS) No. 128, Earnings per Share.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LUBY'S, INC.
(Registrant)

Date:	December 29, 2005	By:	/s/Christopher J. Pappas
Christopher J. Pappas
President and
Chief Executive Officer

Date:	December 29, 2005	By:	/s/Ernest Pekmezaris
Ernest Pekmezaris
Senior Vice President and
Chief Financial Officer