Form 10-Q
period 2006-02-15
LUBYS INC
filed 2006-03-28
CIK 16099

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 15, 2006
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.   Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act (check one):
              Large accelerated filer  ☐            Accelerated filer  ☒            Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No  ☒

As of March 17, 2006, there were 27,721,224 shares of the registrant's Common Stock, par value $0.32 per share, outstanding, which does not include 1,676,403 treasury shares.

Luby's, Inc.
Form 10-Q
Quarter ended February 15, 2006

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

Part I - FINANCIAL INFORMATION

Item 1.	Financial Statements

Luby's, Inc.
Consolidated Balance Sheets
(In thousands, except share data)

	February 15,	August 31,
	2006	2005
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$5,628	$2,789
Short-term investments	-	1,667
Trade accounts and other receivables, net	434	151
Food and supply inventories	2,539	2,215
Prepaid expenses	2,982	1,639
Deferred income taxes	78	865
Total current assets	11,661	9,326
Property and equipment, net	185,988	186,009
Property held for sale	4,243	9,346
Other assets	1,317	1,533
Total assets	$203,209	$206,214

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$19,259	$17,759
Accrued expenses and other liabilities	14,115	17,720
Total current liabilities	33,374	35,479
Credit facility debt	7,200	13,500
Other liabilities	7,266	7,910
Deferred income taxes	4,345	5,039
Total liabilities	52,185	61,928

SHAREHOLDERS' EQUITY
Common stock, $.32 par value; authorized 100,000,000 shares, issued 27,717,474 shares and 27,610,708 shares as of February 15, 2006, and August 31, 2005, respectively	8,869	8,835
Paid-in capital	41,216	40,032
Retained earnings	136,543	131,023
Less cost of treasury stock, 1,676,403 shares	(35,604)	(35,604)
Total shareholders' equity	151,024	144,286
Total liabilities and shareholders' equity	$203,209	$206,214

The accompanying notes are an integral part of these consolidated financial statements.

Luby's, Inc.
Consolidated Statements of Operations (unaudited)
(In thousands except per share data)

	Quarter Ended		Two Quarters Ended
	February 15,	February 9,	February 15,	February 9,
	2006	2005	2006	2005
	(84 days)	(84 days)	(168 days)	(168 days)

SALES	$75,034	$70,969	$147,615	$138,737
COSTS AND EXPENSES:
Cost of food	20,224	19,039	39,931	37,978
Payroll and related costs	25,934	25,363	51,589	50,375
Other operating expenses	16,482	14,623	32,417	30,238
Depreciation and amortization	3,567	3,567	7,115	7,101
Relocation and voluntary severance costs	—	308	—	580
General and administrative expenses	5,272	4,699	10,006	8,783
Provision for (reversal of) asset impairments and restaurant closings	259	(29)	(174)	(29)
Total costs and expenses	71,738	67,570	140,884	135,026
INCOME FROM OPERATIONS	3,296	3,399	6,731	3,711
Interest expense, net	(179)	(938)	(427)	(1,609)
Other income, net	270	205	415	136
Income from continuing operations before income taxes	3,387	2,666	6,719	2,238
Provision for income taxes	45	—	64	—
Income from continuing operations	3,342	2,666	6,655	2,238
Discontinued operations	(45)	(39)	(1,135)	(634)
NET INCOME	$3,297	$2,627	$5,520	$1,604
Income per share - from continuing operations
- basic	$0.13	$0.12	$0.26	$0.10
- assuming dilution	0.12	0.10	0.24	0.08
Loss per share - from discontinued operations
- basic	$-	$-	$(0.05)	$(0.03)
- assuming dilution	-	-	(0.04)	(0.02)
Net income per share
- basic	$0.13	$0.12	$0.21	$0.07
- assuming dilution	0.12	0.10	0.20	0.06
Weighted average shares outstanding:
- basic	26,020	22,609	25,988	22,551
- assuming dilution	27,536	26,533	27,481	26,558

The accompanying notes are an integral part of these consolidated financial statements.

Luby's, Inc.
Consolidated Statement of Shareholders' Equity (unaudited)
(In thousands)

	Common Stock						Total
	Issued		Treasury		Paid-In	Retained	Shareholders'
	Shares	Amount	Shares	Amount	Capital	Earnings	Equity
BALANCE AT AUGUST 31, 2005	27,611	$8,835	(1,676)	$(35,604)	$40,032	$131,023	$144,286
Net income year-to-date	-	-	-	-	-	5,520	5,520
Common stock issued under nonemployee director benefit plans	6	2	-	-	84	-	86
Common stock issued under employee benefit plans	100	32	-	-	905	-	937
Share-based compensation expense	-	-	-	-	195	-	195
BALANCE AT FEBRUARY 15, 2006	27,717	$8,869	(1,676)	$(35,604)	$41,216	$136,543	$151,024

The accompanying notes are an integral part of these consolidated financial statements.
.

Luby's, Inc.
Consolidated Statements of Cash Flows (unaudited)
(In thousands)

	Two Quarters Ended
	February 15,	February 9,
	2006	2005
	(168 days)	(168 days)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$5,520	$1,604
Adjustments to reconcile net income to net cash provided by operating activities:		-
Provision for (reversal of) asset impairments, net of gains on property sales	436	(2,024)
Depreciation and amortization	7,122	7,413
Amortization of discount on convertible subordinated notes	-	(164)
Amortization of debt issuance cost	216	654
Loss on disposal of property and equipment	-	280
Non-cash compensation expense	86	-
Share-based compensation expense	195	-
Cash provided by operating activities before changes in operating assets and liabilities	13,575	7,763
Changes in operating assets and liabilities:
Increase in trade accounts and other receivables	(283)	(385)
(Increase) decrease in food and supply inventories	(324)	67
Increase in prepaid expenses and other assets	(1,343)	(384)
(Decrease) increase in accounts payable	1,500	(2,355)
Decrease in accrued expenses, other liabilities	(4,249)	(1,878)
Increase in deferred income taxes	93	203
Net cash provided by operating activities	8,969	3,031
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from redemption/maturity of short-term investments	1,667	-
Proceeds from disposal of property held for sale	3,697	9,952
Purchases of property and equipment	(6,131)	(3,939)
Net cash provided by (used in) investing activities	(767)	6,013
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of debt	2,000	4,000
Repayment of debt	(8,300)	(8,910)
Proceeds received on exercise of stock options	937	672
Net cash used in financing activities	(5,363)	(4,238)
Net increase (decrease) in cash and cash equivalents	2,839	4,806
Cash and cash equivalents at beginning of period	2,789	3,311
Cash and cash equivalents at end of period	$5,628	$8,117

The accompanying notes are an integral part of these consolidated financial statements.
.

Luby's, Inc.
Notes to Consolidated Financial Statements (unaudited)
February 15, 2006

Note 1.	Basis of Presentation

The accompanying unaudited consolidated financial statements of Luby's, Inc. (the "Company" or "Luby's") have been prepared in accordance with U.S. Generally Accepted Accounting Principles ("GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements as they are prepared for the Company's Annual Report on Form 10-K.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the periods ended February 15, 2006, are not necessarily indicative of the results that may be expected for the fiscal year ending August 30, 2006.

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

Store management compensation reported for fiscal year 2005 has been reclassified from “Other Operating Expenses” to “Payroll and Related Costs” to provide comparability to financial results reported by the Company’s peers in the industry. Prior period results reported have been reclassified to conform to the current period presentation.

Below is a summarization of the reclassified expenses (in thousands):

	Quarter Ended	Two Quarters Ended
	February 9,	February 9,
	2005	2005
	(84 days)	(168 days)
Payroll and related costs:
Payroll and related costs (previous classification)	$17,869	$35,805
Store management compensation reclassification	7,494	14,570
Payroll and related costs (as reported)	$25,363	$50,375
Other operating expenses:
Other operating expenses (previous classification)	$22,117	$44,808
Store management compensation reclassification	(7,494)	(14,570)
Other operating expenses (as reported)	$14,623	$30,238

Note 4.	Income Taxes

The following is a summary of deferred income tax assets and liabilities as of the current quarter and prior fiscal year-end:

	February 15, 2006	August 31, 2005
	(In thousands)

Deferred long-term income tax liability	$(4,345)	$(5,039)
Plus: Deferred short-term income tax asset	78	865
Net deferred income tax liability	$(4,267)	$(4,174)

The following table details the categories of deferred income tax assets and liabilities resulting from the cumulative tax effects of temporary differences as of the end of each period presented:

	February 15, 2006	August 31, 2005
	(In thousands)
Deferred income tax assets:
Workers' compensation, employee injury, and general liability claims	$1,615	$2,085
Deferred compensation	2,193	2,277
Net operating losses	8,987	10,235
General business credits	975	940
Other	1,088	1,345
Subtotal	14,858	16,882
Valuation allowance	(11,917)	(13,577)
Total deferred income tax assets	2,941	3,305
Deferred income tax liabilities:
Depreciation and amortization	5,153	5,406
Other	2,055	2,073
Total deferred income tax liabilities	7,208	7,479
Net deferred income tax liability	$(4,267)	$(4,174)

Relative only to continuing operations, the reconciliation of the expense (benefit) for income taxes to the expected income tax expense (benefit), computed using the statutory tax rate, was as follows:

	Quarter Ended				Two Quarters Ended
	February 15, 2006		February 9, 2005		February 15, 2006		February 9, 2005
	(84 days)		(84 days)		(168 days)		(168 days)
	Amount	%	Amount	%	Amount	%	Amount	%
	(In thousands and as a percent of income (loss) from continuing operations before income taxes)
Income tax expense from continuing operations at federal rate	$1,185	35.0%	$933	35.0%	$2,352	35.0%	$783	35.0%
Permanent and other differences:
Federal jobs tax credits	6	0.2	12	0.4	12	0.2	24	1.0
Other permanent differences	(78)	(2.3)	20	0.8	(122)	(1.8)	118	5.3
Change in valuation allowance	(1,068)	(31.6)	(965)	(36.2)	(2,178)	(32.4)	(925)	(41.3)
Income tax expense from continuing operations	$45	1.3%	$-	-%	$64	1.0%	$-	-%

For the two quarters ended February 15, 2006, including both continuing and discontinued operations, the Company generated gross taxable income of approximately $2.9 million, which will be offset by net operating loss carryforwards from prior years. However, the Company will incur an Alternative Minimum Tax (“AMT”) liability of approximately $64,000. The AMT liability may be used as a credit in the future if regular income tax exceeds future AMT. Actual cash payments of estimated income taxes of approximately $137,000 were made during the two quarters ended February 15, 2006. For the 2005 fiscal year, including both continuing and discontinued operations, the Company generated gross taxable income of approximately $6.2 million which will be offset by net operating loss carryforwards from prior years. However, the Company incurred an AMT liability of approximately $117,000 for the 2005 fiscal year.

For fiscal years 2004 and 2003, including both continuing and discontinued operations, the Company generated net operating loss carryforwards of approximately $4.0 million and $31.7 million, respectively, which will fully expire in 2024 and 2023, respectively, if not utilized. Due to the Company’s cumulative loss carryforward position, no federal income taxes were paid in fiscal 2004 or fiscal 2003. The tax benefit of the operating losses for book purposes in fiscal years 2004 and 2003 was netted against a valuation allowance because loss carrybacks were exhausted with the fiscal 2002 tax filing and the future realization of loss carryforwards was uncertain. For book purposes in fiscal years after 2004, tax expense and benefits will be offset against the valuation allowance until such time as the future realization of loss carryforwards becomes reasonably certain.

The balance of the net operating loss carryovers at the end of fiscal year 2005 was approximately $29.2 million. At the end of the second quarter fiscal 2006, which ended February 15, 2006, remaining net operating loss carryovers were approximately $26.3 million.

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

The cost and accumulated depreciation of property and equipment at February 15, 2006, and August 31, 2005, together with the related estimated useful lives used in computing depreciation and amortization, were as follows:

	February 15, 2006	August 31, 2005	Estimated Useful Lives
	(In thousands)
Land	$51,260	$50,791	─
Restaurant equipment and furnishings	110,785	109,488	3 to 15 years
Buildings	177,332	175,912	20 to 33 years
Leasehold and leasehold improvements	17,405	18,738	Lesser of lease term or estimated useful life
Furniture and equipment	4,658	5,150	5 to 10 years
Construction in progress	16	-
	361,456	360,079
Less accumulated depreciation and amortization	(175,468)	(174,070)
Property and equipment	$185,988	$186,009

Note 6.	Debt

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

The Revolving Credit Facility contains customary events of default and covenants and restrictions on the Company’s ability to engage in certain activities, including financial performance measures and limitations on capital expenditures, asset sales and acquisitions. At February 15, 2006, the Company was in full compliance with all covenants.

All amounts owed by Luby’s, Inc. under the Revolving Credit Facility are guaranteed by its subsidiaries.

The Company’s total outstanding debt of $7.2 million as of February 15, 2006, is due and payable on August 31, 2008, under the terms of the Revolving Credit Facility.

Additionally, at February 15, 2006, the Company had a total of approximately $5.8 million committed under letters of credit which have been issued as security for the payment of insurance obligations classified as accrued expenses on the balance sheet. Of these letters of credit, approximately $5.1 were issued under the Revolving Credit Facility. An additional $700,000 in letters of credit, issued under a separate arrangement with one of the banks in the Revolving Credit Facility group, are collateralized by held-to-maturity time deposits. As of March 2, 2006, the total amount committed under letters of credit was reduced to $5.1 million.

Interest Expense
Interest expense incurred year to date as of February 15, 2006 and February 9, 2005, was $643,000 and $2.9 million, respectively. Approximated $416,000 and $2.4 million in interest payment were made for the same periods, respectively.

Note 7.	Impairment of Long-Lived Assets and Store Closings/Discontinued Operations

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

Estimated lease settlements under the Company’s 2001 disposal plan were originally charged to expense under “Provision for (Reversal of) Asset Impairments and Restaurant Closings.” Subsequent adjustments to these lease settlements for actual exit costs incurred are also reflected in the “Provision for (Reversal of) Asset Impairments and Restaurant Closings.”

The activity reflected in the “Provision for (Reversal of) Asset Impairments and Restaurant Closings” during the first two quarters of fiscal 2006 is primarily related to a gain on the sale of one property and the move of two former restaurant units from properties held for sale. The reclassified properties are to be used by operations and facilities services. The amount recorded in the first two quarters of 2006 is for the reversal of prior impairments of estimated selling costs of these units.

Discontinued Operations
From the third quarter of fiscal year 2003 through February 15, 2006, the Company has closed 64 operating stores. The operating results of these locations have been reclassified and reported as discontinued operations for all periods presented as required by Statement of Financial Accounting Standards (SFAS) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” The following are the sales and pretax losses reported for all discontinued locations:

	Quarter Ended		Two Quarters Ended
	February 15,	February 9,	February 15,	February 9,
	2006	2005	2006	2005
	(84 days)	(84 days)	(168 days)	(168 days)
	(In thousands except store closings)

Sales	$381	$2,395	$1,090	$4,904
Pretax losses	$(45)	$(39)	$(1,135)	$(634)
Store closings during the period	2	2	2	4

The Company has continued to apply the proceeds from the sale of closed restaurants to pay down its debt. Of the total debt paid down during the first two quarters of fiscal years 2006 and 2005, $3.7 million and $10.0 million, respectively, resulted from sales proceeds related to business plan assets. Proceeds from the sale of properties held for sale as of February 15, 2006, may also be applied to pay down debt, but under the terms of the Company’s Revolving Credit Facility, there is no requirement to do so.

In accordance with EITF 87-24, “Allocation of Interest to Discontinued Operations,” interest on debt that is required to be repaid as a result of a disposal transaction should be allocated to discontinued operations. For the second quarters of fiscal years 2006 and 2005 approximately $50,000, and $543,000, respectively, in interest expense were allocated to discontinued operations, while approximately $122,000, and $1.2 million, respectively, were allocated to discontinued operations in the first two quarters of 2006 and 2005. The basis of the allocation to discontinued operations was an application of the credit facility's historical effective interest rates to the portion of the estimated total debt that equals the amount related to current and future business plan disposals as explained in the previous paragraph.

Relative to the business plan, as the Company has formally settled lease terminations or has reached definitive agreements to terminate leases, the related charges have been recorded. As of February 15, 2006 and August 31, 2005, no lease exit costs associated with the business plan met these criteria and, consequently, were not accrued as of those dates. However, for the quarter ended February 15, 2006, the Company recognized $200,000 for termination costs paid under definitive lease settlement agreements. Furthermore, the Company has not accrued future rental costs in instances where locations closed; however, management has the ability to sublease at amounts equal to or greater than the rental costs. The Company does not accrue employee settlement costs; these charges are expensed as incurred.

The following summarizes discontinued operations for the periods presented:

	Quarter Ended		Two Quarters Ended
	February 15,	February 9,	February 15,	February 9,
	2006	2005	2006	2005
	(84 days)	(84 days)	(168 days)	(168 days)
	(In thousands except per share amounts)

Impairments	$-	$(173)	$(429)	$(185)
Gains	255	1,404	339	2,181
Net (impairments) reversals	255	1,231	(90)	1,996
Other	(300)	(1270)	(1,045)	(2,630)
Discontinued operations	$(45)	$(39)	$(1,135)	$(634)
Effect on EPS from net reversals - increase (decrease) - basic	$0.01	$0.05	$-	$0.09
Effect on EPS from discontinued operations - decrease - basic	$-	$-	$(0.05)	$(0.03)

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

Property Held for Sale
At February 15, 2006, the Company had a total of six properties recorded at approximately $4.2 million in property held for sale. Of the six properties remaining, one is related to prior disposal plans. In the first quarter of fiscal year 2006, two properties were reclassified from property held for sale to property and equipment. These properties are to be used to support operations. Five properties were sold during fiscal year 2006. On August 31, 2005, the Company had a total of thirteen properties recorded at $9.3 million in property held for sale.

The Company is actively marketing the locations currently classified as property held for sale. When sold, proceeds from properties that have been identified as held for sale, are expected to be used to reduce outstanding debt. Property held for sale consists primarily of already-closed restaurant properties. Property held for sale is valued at the lower of net depreciable value or net realizable value.

The Company’s results of discontinued operations will be affected to the extent proceeds from the sales exceed or are less than net book value.

Note 8.	Commitments and Contingencies

Off-Balance-Sheet Arrangements
The Company has no off-balance sheet structured financing arrangements.

Pending Claims
Three wage and hour investigations by the U.S. Department of Labor related to the application of wait staff tip pool sums have recently been consolidated in the Houston district. During the second quarter of 2006, the Company accrued an estimate for the anticipated settlement costs associated with these claims in payroll and related costs. However, final resolution of these claims may be different from the amount accrued.

The Company presently, and from time to time, is subject to pending claims and lawsuits arising in the ordinary course of business. In the opinion of management, the resolution of any pending legal proceedings will not have a material adverse effect on the Company's operations or financial position.

Surety Bonds
By February 15, 2006, the Company replaced the $5 million in surety bonds with letters of credit under the Company’s Revolving Credit Facility (as described in Note 6). This replacement allowed for a reduction in the required amount of security to cover the insurance obligations and provide the Company with a more cost effective collateral option as security for the insurance obligations.

Note 9. Related Parties

Affiliate Services
Christopher J. Pappas, the Company's Chief Executive Officer, and Harris J. Pappas, the Company's Chief Operating Officer, own two companies, Pappas Partners, L.P. and Pappas Restaurants, Inc. (the "Pappas Entities"), that may provide services to the Company under the terms of the Master Sales Agreement.

Under the terms of the Master Sales Agreement, the Pappas Entities may provide specialized (customized) equipment fabrication and basic equipment maintenance, including stainless steel stoves, shelving, rolling carts and chef tables, to the Company. The pricing of equipment, repair, and maintenance is set and evaluated periodically and is considered by management to be primarily at or below market for comparable goods and services. To assist in monitoring pricing of the transactions associated with the Master Sales Agreement, the Finance and Audit Committee of the Company’s Board of Directors has periodically in the past used independent valuation consultants. The Company paid $2,000 in the first two quarters of fiscal year 2006 and approximately $48,000 in the first two quarters of fiscal year 2005 under the terms of the Master Sales Agreement, which related to custom-fabricated and refurbished equipment.

Prior to January 1, 2006, the Pappas Entities provided general business services to the Company under the terms of the Affiliate Services Agreement. Under the Affiliate Services Agreement, the Company incurred no costs during the first two quarters of 2006, and $11,000 in costs during the first two quarters of 2005.

Operating Leases
The Company leases a facility, which is referred to as the Houston Service Center, from the Pappas Entities. The Houston Service Center serves as a centralized restaurant service center to support field operations. The facility is also used for repair and storage of new and used equipment.  The building at this location has 22,253 square feet of warehouse space and 5,664 square feet of office space. The lease is on a month-to-month basis and the monthly rental rate is approximately $0.24 per square foot. The Company paid approximately $34,000 and $41,000, repsectively, in each of the first two quarters of fiscal years 2006 and 2005 under the terms of that lease.

The Company also leases a warehouse facility, which is referred to as the Storage Facility, from the Pappas Entities. The Storage Facility is used to house the Company's equipment inventory. The Storage Facility complements the Houston Service Center with approximately 27,000 square feet of warehouse space at an approximate monthly lease rate of $0.21 per square foot. The Company paid $28,000 and $35,000, respectively, for the first two quarters of each of the fiscal years 2006 and 2005 under the terms of this lease.

The Company also leases space for one of its restaurants in a retail strip center in Houston, Texas, that is owned by a limited partnership of which 50% is owned by Christopher J. Pappas and Harris J. Pappas. The Company's restaurant has rented approximately 7% of the space in that center since July 1969. The Company paid approximately $83,000 in each of the first two quarters of fiscal years 2006 and 2005, respectively, under the terms of this lease.

Affiliated rents paid for the Houston Service Center, the Storage Facility and the Houston restaurant lease combined represented 9.9% and 8.8% of total rents for continuing operations during the first two quarters of each of the fiscal years 2006 and 2005, respectively.

The following compares current and prior fiscal year-to-date charges incurred under the Master Sales Agreement and affiliated property leases to the Company's total capital expenditures, as well as relative general and administrative expenses and occupancy and other operating expenses included in continuing operations:

	Two Quarters Ended
	February 15, 2006	February 9, 2005
	(168 days)	(168 days)
	(In thousands, except percentages)
AFFILIATED COSTS INCURRED:
General and administrative expenses - professional and other costs	$-	$1
Capital expenditures - custom-fabricated and refurbished equipment	2	48
Other operating expenses, including property leases	148	167
Total	$150	$216
RELATIVE TOTAL COMPANY COSTS:
General and administrative expenses	$10,006	$8,783
Capital expenditures	6,131	3,939
Other operating expenses	32,417	30,238
Total	$48,554	$42,960
AFFILIATED COSTS INCURRED AS A PERCENTAGE OF RELATIVE TOTAL COMPANY COSTS
Fiscal year to date	0.30%	0.50%
Inception to date	0.34%

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

Peter Tropoli, Senior Vice President- General Counsel and Secretary of the Company, is an attorney who, from time to time, has provided litigation services to entities controlled by Christopher J. Pappas and Harris J. Pappas. Mr. Tropoli is the stepson of Frank Markantonis, who, as previously mentioned, is a director of the Company.

Paulette Gerukos, Vice President of Human Resources of the Company, is the sister-in-law of Harris J. Pappas, the Chief Operating Officer.

Note 10.	Recently Adopted Accounting Pronouncements

Share-Based Compensation
The Company has an Executive Stock Option Plan as well as Incentive Stock Plans for officers and employees (“Employee Stock Plans”) and a Non-employee Director Stock Option Plan for non-employee directors. These plans authorize the granting of stock options, restricted stock, and other types of awards consistent with the purpose of the plans (See Note 12 to the Company's Consolidated Financial Statements included in the 2005 Form 10-K). The number of shares authorized for issuance under the Company's plans as of February 15, 2006 totals 5,200,000, of which 2,113,461 shares were available for future issuance. Stock options granted under these plans are granted with an exercise price equal to the market price of the Company's stock at the date of grant except for the Executive Stock Option Plan. Option awards under the Executive Stock Option Plan vest 50% on the first anniversary of the grant date, 25% on the second anniversary of the grant date, and the remaining 25% on the third anniversary of the grant date and expire ten years from the grant date. Option awards under the Employee Stock Plans generally vest 25% each year on the anniversary of the grant date and expire six to ten years from the grant date. Option awards under the Non-employee Director Stock Option Plan generally vest 100% on the first anniversary of the grant date and expire ten years from the grant date.

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

Had the Company used the fair value based accounting method for stock compensation expense prescribed by SFAS Nos. 123 and 148 for the periods ended February 9, 2005, the Company's consolidated net income and net income per share would have been decreased to the pro-forma amounts illustrated as follows:

	Quarter Ended	Two Quarters Ended
	February 9, 2005	February 9, 2005
	(84 days)	(168 days)
	(In thousands except per share amounts)

Net income, as reported	$2,627	$1,604
Deduct: Total stock-based employee compensation expense determined under fair-value-based method for all awards, net of related tax effects (a)	(74)	(182)
Pro forma, net income	$2,553	$1,422
Earnings per share:
Basic - as reported	$0.12	$0.07
Basic - pro forma	$0.11	$0.06
Assuming dilution - as reported	$0.10	$0.06
Assuming dilution - pro forma	$0.10	$0.05

(a) Income taxes have been offset by a valuation allowance. (See Note 4 of Notes to Consolidated Financial Statements.)

Effective September 1, 2005, the Company adopted the fair value recognition provisions of SFAS No. 123R using the modified prospective method. Under this method, compensation cost in the first two quarters of fiscal year 2006 includes the portion of awards vesting in the period for (a) all share-based payments granted prior to, but not vested as of August 31, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS No.123 and (b) all share based payments granted subsequent to August 31, 2005, based on the grant date fair value estimated using the Black-Scholes option pricing model. Before adoption of SFAS No. 123R, pro forma disclosures reflected the fair value of each option grant estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

	Two Quarters Ended
	February 9,
	2005
Dividend yield	0.0%
Expected volatility range	35.0%	to 90.6%
Risk-free interest rate range	3.01%	to 4.44%
Expected life (in years)	5.00	to 8.70

Results of prior periods do not reflect any restated amounts, and the Company had no cumulative effect adjustment upon adoption of SFAS No. 123R under the modified prospective method. The Company's policy is to recognize compensation cost for awards with only service conditions and a graded vesting schedule on a straight line basis over the requisite service period for the entire award. Additionally, the Company's policy is to reserve shares held in treasury to satisfy stock option exercises under the Executive Stock Option Plan.

The adoption of SFAS No. 123R decreased the Company's reported operating income, income before income taxes and reported net income for the first two quarters of fiscal year 2006 by $184,000, and reduced both basic and diluted net income per share by $0.01. The expense, before income tax effect, is reflected in general and administrative expenses. The Company's adoption of SFAS No. 123R did not affect operating income, income before income taxes, net income, cash flow from operations, cash flow from financing activities, or basic and diluted net income per share in the comparable period of fiscal year 2005.

Partly in anticipation of the adoption of SFAS No.123R, in recent years the Company has adjusted the mix of employee long-term incentive compensation by reducing stock options awarded and increasing certain cash based compensation and other equity based awards. Compensation cost for share-based payment arrangements recognized in general and administrative expenses for the first two quarters of fiscal year 2006 was $184,000 for stock options and $97,000 for restricted stock. The total income tax effect of these expenses was offset by a valuation allowance and, therefore, no benefit was recognized in the income statement for the first two quarters of fiscal year 2006 for share-based compensation arrangements.

The fair value of each option award is estimated on the date of grant using the Black-Scholes option pricing model, which determines inputs as shown in the following table. Because of differences in option terms and historical exercise patterns among the plans, the Company has segregated option awards into three homogenous groups for the purpose of determining fair values for its options. Valuation assumptions are determined separately for the three groups which represent, respectively, the Executive Stock Option Plan, the Employee Stock Plans and the Non-employee Director Stock Option Plan. The assumptions are as follows:

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

Two Quarters Ended
February 15,
2006
Dividend yield	0.0%
Volatility	61.9%
Risk-free interest rate	4.27%
Expected life (in years)	4.25

A summary of the Company's stock option activity as of February 15, 2006, and changes during the first two quarters of fiscal year 2006 is presented in the following table:

	Shares Under Fixed Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
			(Years)	(In thousands)
Outstanding at September 1, 2005	2,752,632	$5.65	4.92	$20,747
Granted	228,900	12.84	5.72	-
Exercised	(100,250)	9.41
Forfeited/Expired	(95,500)	11.98
Outstanding at February 15, 2006	2,785,782	5.89	4.85	23,958
Exercisable at February 15, 2006	2,546,382	5.26	4.78	23,504

The weighted-average grant-date fair value of options granted during the first two quarters of fiscal year 2006 was $6.72 per share. The intrinsic value for stock options is defined as the difference between the current market value and the grant price. The total intrinsic value of options exercised during the first two quarters of fiscal year 2006 was $390,000.

Restricted stock grants consist of the Company's common stock and generally vest after three years, except the current grants under the Nonemployee Director Stock Option Plan, which vest when granted. All restricted stock grants are cliff vested. Generally, the fair value of each restricted stock grant is equal to the market price of the Company's stock at the date of grant.

A summary of the Company's restricted stock activity at February 15, 2006, and changes during the first two quarters of fiscal year 2006, is presented in the following table:

	Restricted Stock Units	Fair Value	Weighted-Average Remaining Contractual Term	Weighted-Average Grant Date
		(Per share)	(In years)
Unvested at September 1, 2005	-	-	-	-
Granted	22,866	$12.55	1.98	11/19/05
Vested	(6,516)	13.15	-	11/15/05
Forfeited	-	-	-	-
Unvested at February 15, 2006	16,350	12.32	2.77	11/21/05

At February 15, 2006, there was $1.6 million of total unrecognized compensation cost related to unvested share-based compensation arrangements that is expected to be recognized over a weighted-average period of 3.52 years. During the first two quarters of fiscal year 2006, 6,516 shares of restricted stock grants vested.

During the first two quarters of fiscal year 2006, cash received from options exercised was $937,000 and the calculated but unrecognized tax benefit for the tax deductions from stock options exercised totaled $127,000.

Discontinued Operations
In November 2004, the Emerging Issues Task Force (“EITF”) reached a consensus on EITF 03-13, “Applying the Conditions in Paragraph 42 of SFAS No. 144 in Determining Whether to Report Discontinued Operations,” which provides guidance on how to evaluate the discontinued operations criteria. The consensus should be applied in fiscal periods beginning after December 15, 2004. The Company has applied the consensus effective fiscal year 2006, with no significant effect on reporting of discontinued operations. (See Note 7 of Notes to Consolidated Financial Statements.)

Rental Costs During Construction
In October 2005, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position No. 13-1 (“FSP 13-1”), which addresses the accounting for rental costs associated with building and ground operating leases that are incurred during a construction period. The FASB decided that such rental costs incurred during a construction period shall be recognized as rental expense. A lessee shall cease capitalizing rental costs as of the effective date of FSP 13-1 for operating lease arrangements entered into prior to the effective date of FSP 13-1. The guidance in FSP 13-1 has been applied during the first quarter of fiscal year 2006. Because it has been the Company’s practice to charge rental costs during construction periods to expense, the adoption of FSP 13-1 has not had, and will not have, an impact on the Company’s financial position, results of operations or cash flows.

Note 11.	Net Earnings Per Share

Basic net income per share is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding for the reporting period. Diluted net income per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. For the calculation of diluted net income per share, the basic weighted average number of shares is increased by the dilutive effect of restricted stock, phantom stock, and stock options determined using the treasury stock method. Stock options with exercise prices exceeding current market prices that were excluded from the computation of net income per share amounted to 59,000 shares and 618,000 shares for the quarters ended February 15, 2006 and February 9, 2005, respectively. For the two quarters ended February 15, 2006 and February 9, 2005, respectively, the Company had approximately 107,000 and 750,000 stock options outstanding that were not included in the diluted earnings per share calculation because the effect would have been antidilutive.

The components of basic and diluted net income per share are as follows:

	Quarter Ended		Two Quarters Ended
	February 15,	February 9,	February 15,	February 9,
	2006	2005	2006	2005
	(84 days)	(84 days)	(168 days)	(168 days)
	(In thousands except share data)

Numerator:
Net income:	$3,297	$2,627	$5,520	$1,604
Denominator:
Denominator for basic net income per share - weighted-average shares	26,020	22,609	25,988	22,551
Dilutive effect of stock options	1,470	699	1,454	782
Dilutive effect of convertible note	-	3,200	-	3,200
Dilutive effect of phantom stock	30	25	30	25
Dilutive effect of restricted stock	16	-	9	-
Denominator for net income per share - assuming dilution	27,536	26,533	27,481	26,558
Net income per share:
- Basic	$0.13	$0.12	$0.21	$0.07
- Assuming dilution	$0.12	$0.10	$0.20	$0.06

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management's discussion and analysis of financial condition and results of operations should be read in conjunction with the consolidated financial statements and footnotes for the periods ended February 15, 2006, and the audited financial statements filed on Form 10-K for the fiscal year ended August 31, 2005.

Overview
As of March 17, 2006, the Company operated 128 restaurants under the name "Luby's."  These establishments are located in close proximity to retail centers, business developments, and residential areas throughout five states.  Of the 128 restaurants, 93 are at locations owned by the Company and 35 are on leased premises.  Two of the restaurants primarily serve seafood, 4 are full-time buffets, 7 are cafeteria-style restaurants with all-you-can-eat options, and 115 are traditional cafeterias.

Not included in the currently operating units is one leased, traditional cafeteria-style restaurant which has been temporarily closed due to storm damage. The Company is actively pursuing the restoration of this site’s operation.

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

Hurricane Impact
Hurricane Rita impacted a number of the Company’s markets during the first quarter of 2006 as Luby’s was forced to temporarily close many stores due to mandatory evacuations and subsequent power outages. The Company experienced a store closure impact of 236 store days of operations due to Hurricane Rita. One unit in Port Arthur, Texas suffered permanent damage and remains closed. All other restaurants impacted by the storm suffered minimal damage and were reopened soon after the storm passed. The store closure impact on the Company’s results of operations was offset by increased traffic at certain units and catering events relating to the hurricane relief effort.

RESULTS OF OPERATIONS

Quarter ended February 15, 2006 compared to the quarter ended February 9, 2005
Sales increased approximately $4.1 million, or 5.7%, in the second quarter of fiscal year 2006 compared to the second quarter of fiscal year 2005. On a same-store basis, sales increased $4.7 million or 6.7%, excluding one unit that was open in the second quarter of 2005 but was temporarily closed due to storm damage throughout the second quarter of 2006.

Food costs increased approximately $1.2 million, or 6.2%, in the second quarter of fiscal year 2006 compared with the same quarter of fiscal year 2005. Food costs as a percentage of sales increased 0.1%. Price increases were experienced in commodity sectors, such as seafood, shortenings, oils and fresh produce. The Company continues to manage food costs by offering menu items and combination meals with favorable cost structures and by employing a variety of other cost control measures.

Payroll and related costs increased approximately $0.6 million, or 2.25%, in the second quarter of fiscal year 2006 compared with the same quarter of fiscal year 2005. Payroll and related costs as a percentage of sales decreased 1.2%, largely due to continued operational focus on efficient labor utilization, offset by estimated costs associated with the anticipated settlement of pending labor related claims, as discussed in Note 8.

Other operating expenses increased by approximately $1.9 million, or 13.0%, in the second quarter of fiscal year 2006 compared with the same quarter of fiscal year 2005. As a percentage of sales, other operating expenses increased 1.4%, driven by increased utility costs primarily due to rising natural gas prices and higher repairs and maintenance costs associated with required repairs at store facilities.

Depreciation expense for the second quarter of fiscal year 2006 was unchanged from the same period of fiscal year 2005 because acquisitions of property and equipment during interim periods have been largely offset by dispositions.

Relocation and voluntary severance costs decreased by approximately $0.3 million because relocation activity occurred primarily during the first and second quarters of fiscal year 2005.

General and administrative expenses increased by approximately $0.6 million, or 12.0%, when compared to the same quarter of the prior year.  As a percentage of sales, general and administrative expenses increased 0.4% primarily due to increased staffing and salary market adjustments, stock-based compensation expenses and continued consulting fees associated with the integration of new point-of-sale and accounting systems.

The provision for (reversal of) asset impairments and restaurant closings increased by approximately $0.3 million due primarily to the write-off of obsolete equipment.

Interest expense, net, decreased approximately $0.8 million, or 80.9%, as a result of the Company’s reduction in outstanding debt and lower interest rates.

Other income increased primarily due to increased prepaid sales tax discounts from higher sales in the second quarter of 2006.

Income tax expense for the current quarter represents a provision for alternative minimum tax. No regular income tax expense was recorded in the current quarter or prior year due to the utilization of net operating loss carryforwards.  (See Note 4 of the Notes to Consolidated Financial Statements.)

In connection with locations that were closed as part of the Company’s business plan, lease settlement costs and impairment charges incurred in the current year coupled with gains on property disposals recognized in the prior year caused an increase of approximately $6,000 in loss from discontinued operations. The gains and loss impairments recorded in this category relate to properties closed after the adoption of SFAS No. 144.

Two quarters ended February 15, 2006 compared to the two quarters ended February 9, 2005
Sales increased approximately $8.9 million, or 6.4%, for the first two quarters of fiscal 2006 compared to the same two quarters of fiscal 2005. On a same-store basis, excluding approximately $140,000 and $1.2 million in sales for the first two quarters in fiscal year 2006 and 2005, respectively, from a unit closed during the current quarter due to storm damage, sales increased $10.0 million or 7.2%.

Food costs increased $2.0 million, or 5.1%, in the first two quarters of fiscal 2006 compared with the same two quarters of fiscal 2005. As a percentage of sales, food costs decreased from 27.4% to 27.0%. During the fiscal year 2006, the Company promoted combination meals with favorable cost structures, which partially offset the impact of some higher commodity prices.

Payroll and related costs increased $1.2 million, or 2.4%, in the first two quarters of fiscal 2006 compared with the prior year fiscal period. As a percentage of sales, these costs decreased from 36.3%, to 35.0%, in the first two quarters of fiscal 2006 compared with the same two quarters of fiscal 2005. The Company benefited from enhanced productivity during fiscal 2006.

Other operating expenses increased by $2.2 million, or 7.2%, for the first two quarters of fiscal 2006 compared to the same two quarters of fiscal 2005. As a percentage of sales, these costs increased 0.2%, driven predominantly by higher utilities costs primarily due to rising natural gas prices, higher repair and maintenance expenses associated with required repairs at store facilities and increased restaurant supply costs.

Depreciation and amortization expense increased by approximately $14,000, or 0.2%, in the first two quarters of fiscal 2006 compared with the same two quarters of fiscal 2005 due to a reduction in the depreciable base of the Company’s property and equipment.

During the first two quarters of 2005, the Company incurred costs of approximately $0.6 million related to the relocation of its headquarters. No such costs were incurred during the comparable period in 2006.

General and administrative expenses increased by approximately $1.2 million, or 13.9%, in the first two quarters of fiscal 2006 compared with the same two quarters of fiscal 2005.  Increased staffing and salary market adjustments, stock-based compensation expenses, and consulting fees associated with the integration of new point-of-sale and accounting system attributed to the increase.

The provision for (reversal of) asset impairments and restaurant closings decreased by approximately $0.1 million, in the first two quarters of fiscal 2006 compared with the same two quarters of fiscal 2005.  This is due to fewer store closures.

Interest expense, net, decreased $1.2 million, or 73.4%, in the first two quarters of fiscal 2006 compared with the same two quarters of fiscal 2005 as a result of the Company’s considerable reduction in outstanding debt and lower interest rates following the prior year’s refinancing.

Other income increased by approximately $279,000 in the first two quarters of fiscal 2006 compared with the same two quarters of fiscal 2005 primarily due to refund received on sales tax return and an adjustment made to the accrual for sales tax audit.

Income tax expense for the current quarter represents a provision for alternative minimum tax. No regular income tax expense was recorded in the current or prior year due to the utilization of net operating loss carryforwards.  (See Note 4 of the Notes to Consolidated Financial Statements.)

The loss from discontinued operations increased by $0.5 million in the first two quarters of fiscal 2006 compared with the same two quarters of fiscal 2005 principally due to lease termination costs and impairments on properties held for sale.

ADJUSTED EBITDA

EBITDA is a commonly used non-GAAP valuation statistic that is derived from the Income (Loss) From Operations, which is a GAAP measurement. As presented herein, Adjusted EBITDA represents a non-traditional calculation of EBITDA as defined in the Company's Revolving Credit Facility generally as the consolidated income (loss) from operations set forth in the Company's consolidated statements of operations before depreciation, amortization, other non-cash expenses, interest expense, taxes, non-cash income and extraordinary gains or losses, and other nonrecurring items of income or expense as approved by the required lenders. Adjusted EBITDA is the denominator used in determining all of the financial covenant ratios that are measured against predefined limits for compliance under the Company’s Revolving Credit Facility. (See “Debt,” Note 6 of Notes to Consolidated Financial Statements). Noncompliance with any of the financial covenants would constitute an event of default under the Company’s Revolving Credit Facility, requiring the Company to obtain replacement financing to repay amounts owed under these agreements and to meet future working capital requirements. Management believes that such replacement financing would be available and that the cost of such financing would not have a significant effect on the Company’s liquidity or results of operations.

Compared to the results for the first two quarters of fiscal 2005, Adjusted EBITDA increased by $2.5 million, for the first two quarters of fiscal 2006, due to the various applicable reasons noted in the Results of Operations section above.

The following table reconciles the Company’s non-GAAP financial measure, Adjusted EBITDA, with Income from Operations, prepared in accordance with GAAP.

	Quarter Ended		Two Quarters Ended
	February 15,	February 9,	February 15,	February 9,
	2006	2005	2006	2005
	(84 days)	(84 days)	(168 days)	(168 days)
	(In thousands)

Income from operations	$3,296	$3,399	$6,731	$3,711
Plus excluded items:
Provision for (reversal of) asset impairments and restaurant closings	259	(29)	(174)	(29)
Relocation and voluntary severance costs	-	308	-	580
Depreciation and amortization	3,567	3,567	7,115	7,101
Share-based compensation expense	126	-	195	-
Adjusted EBITDA	$7,248	$7,245	$13,867	$11,363

As previously noted, prior year amounts have been reclassified to conform to the current year presentation, including the applicable reclassifications of store activity discontinued in accordance with the implementation of the business plan.  While the Company and many in the financial community consider Adjusted EBITDA to be an important supplemental valuation statistic, it should be considered in addition to, but not as a substitute for or superior to, measures of financial performance prepared in accordance with GAAP, such as operating income and net income.
.
LIQUIDITY AND CAPITAL RESOURCES

Cash and Cash Equivalents and Working Capital
Cash and cash equivalents increased by approximately $2.1 million from the end of the preceding fiscal year to February 15, 2006, primarily due to cash flows from operations and proceeds from sales of properties, partially offset by debt repayment and capital expenditures.

The Company had a working capital deficit of $21.7 million at February 15, 2006, which represents a $4.5 million decrease from the $26.2 million deficit at August 31, 2005.  The Company's working capital requirements are expected to be met through cash flows from operations and availability under the Revolving Credit Facility.

Capital expenditures for the two quarters ended February 15, 2006, were $6.1 million.  Consistent with prior periods, the Company used most of its capital funds to maintain its investment in existing operating units.  Based on the business plan, the Company expects to fund all capital expenditures in fiscal year 2006 using cash flows from operations and expects to spend a total of approximately $16 million to $18 million for the fiscal year.

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

The Revolving Credit Facility contains customary covenants and restrictions on the Company’s ability to engage in certain activities, including financial performance covenants and limitations on capital expenditures, asset sales and acquisitions, and contains customary events of default. As of February 15, 2006, the Company was in full compliance with all covenants.

All amounts owed by Luby’s, Inc. under the Revolving Credit Facility are guaranteed by its subsidiaries.

The Company primarily used proceeds received on the sale of properties, operating cash flows, short-term investments and the Revolving Credit Facility to pay off its prior term loan and prior line of credit. As of February 15, 2006, the Company had total debt of $7.2 million outstanding under the Revolving Credit Facility.

Additionally, at February 15, 2006, the Company had a total of approximately $5.8 million committed under letters of credit which have been issued as security for the payment of insurance obligations classified as accrued expenses on the balance sheet. Of these letters of credit, approximately $5.1 were issued under the Revolving Credit Facility. An additional $700,000 in letters of credit, issued under a separate arrangement with one of the banks in the Revolving Credit Facility group, are collateralized by held-to-maturity time deposits. As of March 2, 2006, the total amount committed under letters of credit was reduced to $5.1 million.

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

Income Taxes
The Company records the estimated future tax effects of temporary differences between the tax bases of assets and liabilities and amounts reported in the accompanying consolidated balance sheets, as well as operating loss and tax credit carrybacks and carryforwards. The Company periodically reviews the recoverability of tax assets recorded on the balance sheet and provides valuation allowances as management deems necessary. Management makes judgments as to the interpretation of the tax laws that might be challenged upon an audit and cause changes to previous estimates of tax liability. In addition, the Company operates within multiple taxing jurisdictions and is subject to audit in these jurisdictions. In management's opinion, adequate provisions for income taxes have been made for all years. Historically, the Company’s federal income tax returns have been periodically reviewed by the Internal Revenue Service (“IRS”). The Company’s returns are currently under review for the 2003, 2002, 2001, and 2000 fiscal years. The IRS review may result in a reduction of the cumulative net operating losses ($9.3 million at February 15, 2006) that are currently being carried forward to offset future taxable income.

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

Insurance and Claims
The Company self-insures a significant portion of risks and associated liabilities under its employee injury, workers compensation and general liability programs. The Company maintains insurance coverage with third party carriers to limit its per-occurrence claim exposure. Accrued liabilities have been recorded based upon analysis of historical data and actuarial estimates, and are reviewed by the Company on a quarterly basis to ensure that the liability is reasonable.

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

Effective September 1, 2005, the Company adopted the fair value recognition provisions of SFAS No. 123R, as discussed in Note 11 to the Consolidated Financial Statements contained in this Quarterly Report. The Company elected to adopt using the modified prospective method, under which, compensation cost in the first quarter of fiscal year 2006 includes the portion vesting in the period for (a) all share based payments granted prior to, but not vested as of August 31, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123 and (b) all share based payments granted subsequent to August 31, 2005, based on the grant date fair value estimated using the Black Scholes option pricing model. Before adoption of SFAS No. 123R, pro forma disclosure reflected the fair value of each option grant estimated on the date of grant using the Black Scholes option pricing model (See Note 11 of Notes to Consolidated Financial Statements herein for the weighted average assumptions used in fiscal year 2005). Under SFAS No. 123R, the Company estimated volatility using its historical share price performance over the expected life of the option. Management considered the guidance in SFAS No. 123R and believes the historical estimated volatility is materially indicative of expectations about expected future volatility. Management believes the Company meets the requirements in SEC Staff Accounting Bulletin No. 107, allowing the Company to use the simplified method to estimate expected lives for option grants. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant for the expected term of the option. The expected dividend yield is based on the Company's current dividend yield and the best estimate of projected dividend yield for future periods within the expected life of the option.

Results of prior periods do not reflect any restated amounts, and the Company had no cumulative effect adjustment upon adoption of SFAS No. 123R under the modified prospective method. The Company's policy is to recognize compensation cost for awards with service only conditions and a graded vesting schedule on a straight line basis over the requisite service period for the entire award. Additionally, the Company's policy is to reserve shares held for treasury to satisfy stock option exercises under the Company’s Executive Stock Option Plan.

The adoption of SFAS No. 123R decreased the Company's reported operating income, income before income taxes and reported net income for the first two quarters of fiscal year 2006 by $184,000, and reduced both basic and diluted net income per share by $0.01. The expense, before income tax effect, is in general and administrative expense The Company's adoption of SFAS No. 123R did not affect operating income, loss before income taxes, net loss, cash flow from operations, cash flow from financing activities, basic and diluted net loss per share in the first two quarters of fiscal year 2005.

Partly in anticipation of the adoption of SFAS No.123R, in recent years the Company has adjusted the mix of employee long-term incentive compensation by reducing stock options awarded and increasing certain cash based compensation and other equity based awards. Compensation cost for share based payment arrangements recognized in general and administrative expenses for the first two quarters of fiscal year 2006 was $184,000 for stock options and $97,000 for restricted stock grants.

At February 15, 2006, there was $1.6 million of total unrecognized compensation cost related to unvested share-based compensation arrangements that is expected to be recognized over a weighted average period of 3.52 years. During the first two quarters of fiscal year 2006, 6,516 shares of restricted stock grants vested.

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

The Company is exposed to market risk from changes in interest rates affecting its variable-rate debt. As of February 15, 2006, $7.2 million, the total amount of debt subject to interest rate fluctuations, was outstanding under the Revolving Credit Facility.

Item 4.	Controls and Procedures

Evaluation of Disclosure Control and Procedures
The Company’s management, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of February 15, 2006. Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of February 15, 2006, the Company’s disclosure controls and procedures were effective in recording, processing, summarizing and reporting information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control over Financial Reporting
There were no changes in the Company's internal control over financial reporting during the quarter ended February 15, 2006 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Part II - OTHER INFORMATION

Item 4.	Submission of Matters to a Vote of Security Holders

     The Company's Proxy Statement dated December 12, 2005 for the Annual Meeting of Shareholders held on January 19, 2006, as filed with the Securities and Exchange Commission on December 13, 2005, is incorporated herein by reference.

(a)	The Annual Meeting of Shareholders of the Company was held on January 19, 2006.

(b)
Each of the following nominees, described in the Proxy Statement referenced above, was elected a director to hold office until the next Annual Meeting of Shareholders or until his or her successor is elected and qualified.

		Votes Against
	Votes For	or Withheld

J.S.B. Jenkins	16,066,571	3,994,225
Joe C. McKinney	16,063,498	3,997,298
Harris J. Pappas	15,838,619	4,222,177

In addition, Judith B. Craven, Arthur Emerson, Jill Griffin, Frank Markantonis, Gasper Mir, III, Christopher J. Pappas, and Jim W. Woliver continue to serve as directors.

(c)	Ratification of appointment of Ernst & Young LLP as independent auditor for the 2006 fiscal year

Votes For	19,870,055
Votes Against	177,615
Votes Abstained	13,124
Broker Nonvotes	0

(d)	Approve the amendment and restatement of the Luby’s Incentive Stock Plan

Votes For	10,282,826
Votes Against	3,061,768
Votes Abstained	56,460
Broker Nonvotes	6,659,740

(e)	Approve a non-binding shareholder proposal to declassify the board of directors

Votes For	7,896,596
Votes Against	5,421,817
Votes Abstained	82,640
Broker Nonvotes	6,659,741

Item 6.	Exhibits

The following exhibits are filed as a part of this Report:

10(ee)	Amended and Restated Luby’s Incentive Stock Plan.

31.1	Rule 13a-14(a)/15d-14(a) certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Rule 13a-14(a)/15d-14(a) certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Section 1350 certification of the Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Section 1350 certification of the Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LUBY'S, INC.
(Registrant)

Date:	March 27, 2006	By:	/s/Christopher J. Pappas
Christopher J. Pappas
President and
Chief Executive Officer

Date:	March 27, 2006	By:	/s/Ernest Pekmezaris
Ernest Pekmezaris
Senior Vice President and
Chief Financial Officer