Form 10-Q
period 2006-05-10
LUBYS INC
filed 2006-06-16
CIK 16099

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 10, 2006
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

As of June 7, 2006, there were 26,051,141 shares of the registrant's Common Stock, par value $0.32 per share, outstanding, which does not include 1,676,403 treasury shares.

Luby's, Inc.
Form 10-Q
Quarter ended May 10, 2006

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

Part I - FINANCIAL INFORMATION

Item 1.	Financial Statements

Luby's, Inc.
Consolidated Balance Sheets
(In thousands, except share data)

	May 10,	August 31,
	2006	2005
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$6,701	$2,789
Short-term investments	—	1,667
Trade accounts and other receivables, net	653	151
Food and supply inventories	2,371	2,215
Prepaid expenses	1,948	1,639
Deferred income taxes	657	865
Total current assets	12,330	9,326
Property, plant and equipment, net	184,389	186,009
Property held for sale	2,561	9,346
Deferred income taxes	1,884	—
Other assets	1,205	1,533
Total assets	$202,369	$206,214

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$17,729	$17,759
Accrued expenses and other liabilities	19,413	17,720
Total current liabilities	37,142	35,479
Credit facility debt	—	13,500
Other liabilities	7,074	7,910
Deferred income taxes	—	5,039
Total liabilities	44,216	61,928

SHAREHOLDERS' EQUITY
Common stock, $0.32 par value; authorized 100,000,000 shares, issued 27,727,344 shares and 27,610,708 shares as of May 10, 2006 and August 31, 2005, respectively	8,873	8,835
Paid-in capital	41,440	40,032
Retained earnings	143,444	131,023
Less cost of treasury stock, 1,676,403 shares	(35,604)	(35,604)
Total shareholders' equity	158,153	144,286
Total liabilities and shareholders' equity	$202,369	$206,214

The accompanying notes are an integral part of these consolidated financial statements.

Luby's, Inc.
Consolidated Statements of Operations (unaudited)
(In thousands except per share data)

	Quarter Ended		Three Quarters Ended
	May 10,	May 4,	May 10,	May 4,
	2006	2005	2006	2005
	(84 days)	(84 days)	(252 days)	(252 days)

SALES	$77,954	$75,371	$225,570	$214,108
COSTS AND EXPENSES:
Cost of food	20,634	19,873	60,565	57,852
Payroll and related costs	26,425	26,286	78,015	76,661
Other operating expenses	16,440	15,035	48,858	45,273
Depreciation and amortization	3,632	3,470	10,747	10,571
Relocation and voluntary severance costs	—	75	—	655
General and administrative expenses	5,503	4,454	15,508	13,235
Provision for (reversal of) asset impairments and restaurant closings	1,037	(366)	863	(395)
Total costs and expenses	73,671	68,827	214,556	203,852
INCOME FROM OPERATIONS	4,283	6,544	11,014	10,256
Interest expense, net	(159)	(711)	(586)	(2,320)
Other income, net	218	207	633	343
Income from continuing operations before income taxes	4,342	6,040	11,061	8,279
Income tax benefit	(2,483)	—	(2,419)	—
Income from continuing operations	6,825	6,040	13,480	8,279
Income (loss) from discontinued operations	76	(2,336)	(1,059)	(2,971)
NET INCOME	$6,901	$3,704	$12,421	$5,308
Income per share - from continuing operations
- basic	$0.26	$0.27	$0.52	$0.37
- assuming dilution	0.25	0.23	0. 49	0.31
Loss per share - from discontinued operations
- basic	$—	$(0.11)	$(0.04)	$(0.13)
- assuming dilution	—	(0.09)	(0.04)	(0.11)
Net income per share
- basic	$0.26	$0.16	$0.48	$0.24
- assuming dilution	0.25	0.15	0.45	0.22
Weighted average shares outstanding:
- basic	26,047	22,632	26,007	22,578
- assuming dilution	27,565	26,671	27,509	26,635

The accompanying notes are an integral part of these consolidated financial statements.

Luby's, Inc.
Consolidated Statement of Shareholders' Equity (unaudited)
(In thousands)

	Common Stock						Total
	Issued		Treasury		Paid-In	Retained	Shareholders'
	Shares	Amount	Shares	Amount	Capital	Earnings	Equity
BALANCE AT AUGUST 31, 2005	27,611	$8,835	(1,676)	$(35,604)	$40,032	$$131,023	$144,286
Net income year-to-date	—	—	—	—	—	12,421	12,421
Common stock issued under nonemployee director benefit plans	10	4	—	—	134	—	138
Common stock issued under employee benefit plans	106	34	—	—	957	—	991
Share-based compensation expense	—	—	—	—	317	—	317
BALANCE AT MAY 10, 2006	27,727	$8,873	(1,676)	$(35,604)	$41,440	$143,444	$158,153

The accompanying notes are an integral part of these consolidated financial statements.
.

Luby's, Inc.
Consolidated Statements of Cash Flows (unaudited)
(In thousands)

	Three Quarters Ended
	May 10,	May 4,
	2006	2005
	(252 days)	(252 days)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$12,421	$5,308
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for (reversal of) asset impairments, net of gains on property sales	385	(1,588)
Depreciation and amortization	10,755	10,838
Amortization of discount on convertible subordinated notes	—	(127)
Amortization of debt issuance cost	322	1,932
Non-cash compensation expense	138	43
Share-based compensation expense	317	—
Income tax benefit	(2,541)	—
Cash provided by operating activities before changes in operating assets and liabilities	21,797	16,406
Changes in operating assets and liabilities:
Increase in trade accounts and other receivables	(502)	(151)
(Increase) decrease in food and supply inventories	(156)	55
Increase in prepaid expenses and other assets	(303)	(134)
Decrease in accounts payable	(30)	(679)
Decrease in accrued expenses and other liabilities	(3,317)	(2,052)
Net cash provided by operating activities	17,489	13,445
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from redemption/maturity of short-term investments	1,667	—
Proceeds from disposal of assets and property held for sale	5, 936	15,789
Purchases of property, plant and equipment	(8,671)	(5,536)
Net cash provided by (used in) investing activities	(1,068)	10,253
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of debt	2,000	1,800
Repayment of debt	(15,500)	(23,470)
Proceeds received on exercise of stock options	991	656
Net cash used in financing activities	(12,509)	(21,014)
Net increase in cash and cash equivalents	3,912	2,684
Cash and cash equivalents at beginning of period	2,789	3,311
Cash and cash equivalents at end of period	$6,701	$5,995

The accompanying notes are an integral part of these consolidated financial statements.

Luby's, Inc.
Notes to Consolidated Financial Statements (unaudited)
May 10, 2006

Note 1.	Basis of Presentation

The accompanying unaudited consolidated financial statements of Luby's, Inc. (the "Company" or "Luby's") have been prepared in accordance with U.S. Generally Accepted Accounting Principles ("GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements as they are prepared for the Company's Annual Report on Form 10-K.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the periods ended May 10, 2006, are not necessarily indicative of the results that may be expected for the fiscal year ending August 30, 2006.

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

The Company's fiscal year ends on the last Wednesday in August. As such, each fiscal year normally consists of 13 four-week periods, accounting for 364 days. Each of the first three quarters of each fiscal year consists of three four-week periods, while the fourth quarter normally consists of four four-week periods. Comparability between accounting quarters may be affected by varying lengths of the quarters, as well as the seasonality associated with the restaurant business.

Note 3.	Reclassification

Store management compensation reported for fiscal year 2005 has been reclassified from “Other Operating Expenses” to “Payroll and Related Costs” to provide comparability to financial results reported by the Company’s peers in the industry. Prior period results reported have been reclassified to conform to the current period presentation.

Below is a summarization of the reclassified expenses (in thousands):

	Quarter Ended	Three Quarters Ended
	May 4,	May 4,
	2005	2005
	(84 days)	(252 days)
Payroll and related costs:
Payroll and related costs (previous classification)	$18,536	$54,341
Store management compensation reclassification	7,750	22,320
Payroll and related costs (as reported)	$26,286	$76,661
Other operating expenses:
Other operating expenses (previous classification)	$22,785	$67,593
Store management compensation reclassification	(7,750)	(22,320)
Other operating expenses (as reported)	$15,035	$45,273

Note 4.	Income Taxes

The following is a summary of deferred income tax assets and liabilities as of the current quarter and prior fiscal year-end:

	May 10, 2006	August 31, 2005
	(In thousands)

Deferred long-term income tax asset/(liability)	$1,884	$(5,039)
Plus: Deferred short-term income tax asset	657	865
Net deferred income tax asset/(liability)	$2,541	$(4,174)

The following table details the categories of deferred income tax assets and liabilities resulting from the cumulative tax effects of temporary differences as of the end of each period presented:

	May 10, 2006	August 31, 2005
	(In thousands)
Deferred income tax assets:
Workers' compensation, employee injury and general liability claims	$1,866	$2,085
Deferred compensation	2,317	2,277
Net operating losses	9,317	10,235
General business credits	1,053	940
Other	1,235	1,345
Subtotal	15,788	16,882
Valuation allowance	(6,137)	(13,577)
Total deferred income tax assets	9,651	3,305
Deferred income tax liabilities:
Depreciation and amortization	7,018	5,406
Other	92	2,073
Total deferred income tax liabilities	7,110	7,479
Net deferred income tax asset/(liability)	$2,541	$(4,174)

Relative only to continuing operations, the reconciliation of the expense (benefit) for income taxes to the expected income tax expense (benefit), computed using the statutory tax rate, was as follows:

	Quarter Ended				Three Quarters Ended
	May 10, 2006		May 4, 2005		May 10, 2006		May 4, 2005
	(84 days)		(84 days)		(168 days)		(168 days)
	Amount	%	Amount	%	Amount	%	Amount	%
	(In thousands and as a percent of income (loss) from continuing operations before income taxes)
Income tax expense from continuing operations at federal rate	$1,520	35.0%	$2,114	35.0%	$3,871	35.0%	$2,898	35.0%
Permanent and other differences:
Federal jobs tax credits	15	0.3	21	0.3	27	0.2	45	0.5
Other permanent differences	5	0.1	(152)	(2.5)	10	0.1	(34)	(0.4)
Change in valuation allowance	(4,023)	(92.7)	(1,983)	(32.8)	(6,327)	(57.2)	(2,909)	(35.1)
Income tax benefit from continuing operations	$(2,483)	(57.3)%	$—	—%	$(2,419)	(21.9)%	$—	—%

The Company’s $2.4 million income tax benefit for the first three quarters of fiscal year 2006 consists of a long-term deferred tax benefit of $2.5 million, reduced by a $0.1 million current alternative minimum tax expense.

For the three quarters ended May 10, 2006, including both continuing and discontinued operations, the Company generated gross taxable income of approximately $5.7 million, which will be offset by net operating loss carryforwards from prior years. However, the Company will incur an Alternative Minimum Tax (“AMT”) liability of approximately $122,000. The AMT liability may be used as a credit in the future if regular income tax exceeds future AMT. Actual cash payments of estimated income taxes of approximately $181,000 were made during the three quarters ended May 10, 2006. For the 2005 fiscal year, including both continuing and discontinued operations, the Company generated gross taxable income of approximately $3.0 million which was offset by net operating loss carryforwards from prior years. However, the Company incurred an AMT liability of approximately $90,000 for the 2005 fiscal year.

For fiscal years 2004 and 2003, including both continuing and discontinued operations, the Company generated net operating loss carryforwards of approximately $4.0 million and $31.7 million, respectively, which will fully expire in 2024 and 2023, respectively, if not utilized. Due to the Company’s cumulative loss carryforward position, no federal income taxes were paid in fiscal 2004 or fiscal 2003. The balance of the net operating loss carryovers at the end of fiscal year 2005 was approximately $32.3 million. At the end of the third quarter fiscal 2006, which ended May 10, 2006, remaining net operating loss carryovers were approximately $26.6 million.

The tax benefits of the operating losses and other deferred tax assets for book purposes in fiscal years 2004 and 2003 were netted against a valuation allowance because loss carrybacks were exhausted with the fiscal 2002 tax filing and the future realization of loss carryforwards and the reversal of deferred tax assets were uncertain. Because of the Company’s continued financial profitability and expected future results of operations, it is now more likely than not that these tax assets are realizable and, accordingly, they may be recognized as provided under Statement of Financial Accounting Standards No. 109 “Accounting for Income Taxes.” During the third quarter of 2006, the Company had thirty-six consecutive months of operating income. A portion of the valuation allowance was reversed at the end of the third quarter of 2006 and previously unrecognized tax benefits were recognized as a non-cash income tax benefit of approximately $2.5 million.

The Company's federal income tax returns have been periodically reviewed by the Internal Revenue Service. The Company's 2003, 2002, 2001, and 2000 returns are currently under review. The IRS review could result in a reduction of the cumulative net operating losses that are currently being carried forward to offset future taxable income.

In cases of reviews by taxing authorities including the IRS, there are several items that management considers in order to assess the status of such reviews. These include (i) understanding the nature of each matter, (ii) the progress of each matter to date, (iii) how we have responded or intend to respond, (iv) an evaluation of the likelihood of an unfavorable outcome, and (v) an estimate, if one can be made, of the amount or range of potential loss.

Management believes that adequate provisions for income taxes have been reflected in the financial statements and is not aware of any significant exposure items that have not been reflected in the financial statements.  Amounts considered probable of settlement within on year have been reflected in the financial statements as a current liability within the accrued expenses and other liabilities' line item.

Note 5.	Property, Plant and Equipment

The cost and accumulated depreciation of property, plant and equipment at May 10, 2006, and August 31, 2005, together with the related estimated useful lives used in computing depreciation and amortization, were as follows:

	May 10, 2006	August 31, 2005	Estimated Useful Lives
	(In thousands)
Land	$51,231	$50,791	—
Restaurant equipment and furnishings	111,587	109,488	3 to 15 years
Buildings	177,505	175,912	20 to 33 years
Leasehold and leasehold improvements	17,405	18,738	Lesser of lease term or estimated useful life
Office furniture and equipment	4,549	5,150	5 to 10 years
Construction in progress	19	—	—
	362,296	360,079
Less accumulated depreciation and amortization	(177,907)	(174,070)
Property, plant and equipment, net	$184,389	$186,009

Note 6.	Debt

On August 31, 2005, Luby’s, Inc. entered into an amended and restated $45.0 million unsecured Revolving Credit Facility Agreement (the “Revolving Credit Facility”) among Luby’s, Inc. and a syndicate of three independent banks. The Revolving Credit Facility may, subject to certain terms and conditions, be increased by an additional $15.0 million for a total facility size of $60.0 million. The Revolving Credit Facility allows up to $10.0 million of the available credit to be extended in the form of letters of credit. The Revolving Credit Facility terminates on, and all amounts owing thereunder must be repaid on August 31, 2008.

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

The Revolving Credit Facility contains customary events of default and covenants and restrictions on the Company’s ability to engage in certain activities, including financial performance measures and limitations on capital expenditures, asset sales and acquisitions. At May 10, 2006, the Company was in compliance with all covenants.

All amounts owed by Luby’s, Inc. under the Revolving Credit Facility are guaranteed by its subsidiaries.

As of May 10, 2006 the Company had completely paid down all outstanding debt under the Revolving Credit Facility. Under the terms of the Facility, any and all future draws will be due and payable on August 31, 2008.

Additionally, at May 10, 2006, the Company had a total of approximately $5.1 million committed under letters of credit which have been issued as security for the payment of insurance obligations classified as accrued expenses on the balance sheet. The Revolving Credit Facility allows up to $10.0 million in letters of credit. At May 10, 2006, the available amount was $4.9 million.

Interest Expense
Interest expense incurred year to date as of May 10, 2006 and May 4, 2005, was approximately $0.9 million and $5.0 million, respectively. Approximately $0.5 million and $3.4 million in interest payments were made for the same periods, respectively.

Note 7.	Impairment of Long-Lived Assets and Store Closings/Discontinued Operations

Impairment of Long-Lived Assets and Store Closings
In accordance with Company guidelines, management periodically reviews the financial performance of each store for indicators of impairment or indicators that closure would be appropriate. Where indicators are present, such as three full fiscal years of negative cash flows or other unfavorable market conditions, the carrying values of assets are written down to the estimated future discounted cash flows or fully written off in the case of anticipated future negative cash flows. Estimated future cash flows are based upon regression analyses generated from similar Company restaurants, discounted at the Company's weighted-average cost of capital.

Estimated lease settlements under the Company’s 2001 disposal plan were originally charged to expense under “Provision for (Reversal of) Asset Impairments and Restaurant Closings.” Subsequent adjustments to these lease settlements for actual exit costs incurred are also reflected in the “Provision for (Reversal of) Asset Impairments and Restaurant Closings.”

The activity reflected in the “Provision for (Reversal of) Asset Impairments and Restaurant Closings” during the first three quarters of fiscal 2006 is primarily related to a gain on the sale of two properties and the move of two former restaurant units from properties held for sale along with the write-off of obsolete equipment, asset impairment and lease settlement costs. The reclassified properties are to be used by operations and facilities services. The amount recorded in the first three quarters of 2006 is for the reversal of prior impairments of estimated selling costs of these units.

Discontinued Operations
From the third quarter of fiscal year 2003 through May 10, 2006, the Company has closed 64 operating stores. The operating results of these locations have been reclassified and reported as discontinued operations for all periods presented as required by Statement of Financial Accounting Standards (SFAS) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” The following are the sales and pretax income (loss) reported for all discontinued locations:

	Quarter Ended		Three Quarters Ended
	May 10,	May 4,	May 10,	May 4,
	2006	2005	2006	2005
	(84 days)	(84 days)	(252 days)	(252 days)
	(In thousands except store closings)

Sales	$—	$1,790	$1,090	$6,695
Pretax income (loss)	$76	$(2,336)	$(1,059)	$(2,971)
Store closings during the period	—	1	2	5

The Company has continued to apply the proceeds from the sale of closed restaurants to pay down its debt. Of the total debt paid down during the first three quarters of fiscal years 2006 and 2005, $5.6 million and $8.9 million, respectively, resulted from sales proceeds related to business plan assets.

In accordance with EITF 87-24, “Allocation of Interest to Discontinued Operations,” interest on debt that is required to be repaid as a result of a disposal transaction should be allocated to discontinued operations. For the third quarter of fiscal years 2006 and 2005 approximately $14,000, and $1.4 million, respectively, in interest expense were allocated to discontinued operations, while approximately $137,000, and $2.6 million, respectively, were allocated to discontinued operations in the first three quarters of fiscal years 2006 and 2005. The basis of the allocation to discontinued operations was an application of the credit facility's historical effective interest rates to the portion of the estimated total debt that equals the amount related to current and future business plan disposals as explained in the previous paragraph.

Relative to the business plan, as the Company has formally settled lease terminations or has reached definitive agreements to terminate leases, the related charges have been recorded. As of May 10, 2006 and August 31, 2005, no lease exit costs associated with the business plan met these criteria and, consequently, were not accrued as of those dates. However, for the three quarters ended May 10, 2006, the Company recognized $610,000 for termination costs paid under definitive lease settlement agreements. Furthermore, the Company has not accrued future rental costs in instances where locations closed; however, management has the ability to sublease at amounts equal to or greater than the rental costs. The Company does not accrue employee settlement costs; these charges are expensed as incurred.

The following summarizes discontinued operations for the periods presented:

	Quarter Ended		Three Quarters Ended
	May 10,	May 4,	May 10,	May 4,
	2006	2005	2006	2005
	(84 days)	(84 days)	(252 days)	(252 days)
	(In thousands except per share amounts)

Impairments	$—	$(356)	$(429)	$(541)
Gains	323	(166)	662	2,014
Net (impairments) reversals	323	(522)	233	1,473
Other	(247)	(1,814)	(1,292)	(4,444)
Discontinued operations	$76	$(2,336)	$(1,059)	$(2,971)
Effect on EPS from net reversals - increase (decrease) - basic	$0.01	$(0.02)	$0.01	$0.07
Effect on EPS from discontinued operations - decrease - basic	$—	$(0.11)	$(0.04)	$(0.13)

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

Property Held for Sale
At May 10, 2006, the Company had a total of 4 properties recorded at approximately $2.6 million in property held for sale. Of the 4 properties remaining, one is related to prior disposal plans. On August 31, 2005, the Company had a total of thirteen properties recorded at $9.3 million in property held for sale. Two properties were reclassified from property held for sale to property, plant and equipment during the first quarter fiscal year 2006. These reclassified properties are to be used to support operations. During the first three quarters of fiscal year 2006, seven properties were sold.

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

Under the terms of the Master Sales Agreement, the Pappas Entities may provide specialized (customized) equipment fabrication and basic equipment maintenance, including stainless steel stoves, shelving, rolling carts and chef tables, to the Company. The pricing of equipment, repair, and maintenance is set and evaluated periodically and is considered by management to be primarily at or below market for comparable goods and services. To assist in monitoring pricing of the transactions associated with the Master Sales Agreement, the Finance and Audit Committee of the Company’s Board of Directors has periodically in the past used independent valuation consultants. The Company paid $2,000 in the first three quarters of fiscal year 2006 and approximately $148,000 in the first three quarters of fiscal year 2005 under the terms of the Master Sales Agreement, which related to custom-fabricated and refurbished equipment.

Prior to January 1, 2006, the Pappas Entities provided general business services to the Company under the terms of the Affiliate Services Agreement. Under the Affiliate Services Agreement, which terminated in the second quarter of 2006, the Company incurred no costs during the first three quarters of 2006, and $153,000 in costs during the first three quarters of 2005.

Operating Leases
The Company leases a facility, which is referred to as the Houston Service Center, from the Pappas Entities. The Houston Service Center serves as a centralized restaurant service center to support field operations. The facility is also used for repair and storage of new and used equipment.  The building at this location has 22,253 square feet of warehouse space and 5,664 square feet of office space. The lease is on a month-to-month basis and the monthly rental rate is approximately $0.24 per square foot. The Company paid approximately $54,000 and $61,000, respectively, in each of the first three quarters of fiscal years 2006 and 2005 under the terms of that lease.

The Company also leases a warehouse facility, which is referred to as the Storage Facility, from the Pappas Entities. The Storage Facility is used to house the Company's equipment inventory. The Storage Facility complements the Houston Service Center with approximately 27,000 square feet of warehouse space at an approximate monthly lease rate of $0.21 per square foot. The Company paid $44,000 and $50,000, respectively, for the first three quarters of each of the fiscal years 2006 and 2005 under the terms of this lease.

The Company also leases space for one of its restaurants in a retail strip center in Houston, Texas, that is owned by a limited partnership of which 50% is owned by Christopher J. Pappas and Harris J. Pappas. The Company's restaurant has rented approximately 7% of the space in that center since July 1969. The Company paid approximately $177,000 and $191,000, respectively, for the first three quarters of fiscal years 2006 and 2005 under the terms of this lease.

Affiliated rents paid for the Houston Service Center, the Storage Facility and the Houston restaurant lease combined represented 9.5% and 11.2% of total rents for continuing operations during the first three quarters of each of the fiscal years 2006 and 2005, respectively.

The following compares current and prior fiscal year-to-date charges incurred under the Master Sales Agreement and affiliated property leases to the Company's total capital expenditures, as well as relative general and administrative expenses and occupancy and other operating expenses included in continuing operations:

	Three Quarters Ended
	May 10, 2006	May 4, 2005
	(252 days)	(252 days)
	(In thousands, except percentages)
AFFILIATED COSTS INCURRED:
Capital expenditures - custom-fabricated and refurbished equipment	$2	$148
Other operating expenses, including property leases	279	319
Total	$281	$467
RELATIVE TOTAL COMPANY COSTS:
General and administrative expenses	$15,508	$13,235
Capital expenditures	8,671	5,536
Other operating expenses	48,858	45,273
Total	$73,037	$64,044
AFFILIATED COSTS INCURRED AS A PERCENTAGE OF RELATIVE TOTAL COMPANY COSTS
Fiscal year to date	0.38%	0.73%

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

Key Management Personnel
On November 9, 2005, the Company entered into new agreements with each of Christopher J. Pappas and Harris J. Pappas, which extend their employment with the Company through August 31, 2008. Christopher J. Pappas and Harris J. Pappas are brothers.

Ernest Pekmezaris, Chief Financial Officer of the Company, is also the Treasurer of Pappas Restaurants, Inc. Compensation for the services provided by Mr. Pekmezaris to Pappas Restaurants, Inc. is paid entirely by that entity.

Peter Tropoli, Senior Vice President, General Counsel and Secretary of the Company, is an attorney who, from time to time, has provided litigation services to entities controlled by Christopher J. Pappas and Harris J. Pappas. Mr. Tropoli is the stepson of Frank Markantonis, who, as previously mentioned, is a director of the Company.

Paulette Gerukos, Vice President of Human Resources of the Company, is the sister-in-law of Harris J. Pappas, the Chief Operating Officer.

Note 10.	Recently Adopted Accounting Pronouncements

Share-Based Compensation
The Company has an Executive Stock Option Plan as well as Incentive Stock Plans for officers and employees (“Employee Stock Plans”) and a Non-employee Director Stock Option Plan for non-employee directors. These plans authorize the granting of stock options, restricted stock, and other types of awards consistent with the purpose of the plans (See Note 12 to the Company's Consolidated Financial Statements included in the 2005 Form 10-K). The number of shares authorized for issuance under the Company's plans as of May 10, 2006 totals approximately 5,200,000, of which approximately 2,100,000 shares are available for future issuance. Stock options granted under the Incentive Stock Plans and the Non-employee Director Stock Option Plan are granted with an exercise price equal to the market price of the Company's stock at the date of grant. Option awards under the Executive Stock Option Plan vest 50% on the first anniversary of the grant date, 25% on the second anniversary of the grant date, and the remaining 25% on the third anniversary of the grant date and expire ten years from the grant date. Option awards under the Employee Stock Plans generally vest 25% each year on the anniversary of the grant date and expire six to ten years from the grant date. Option awards under the Non-employee Director Stock Option Plan generally vest 100% on the first anniversary of the grant date and expire ten years from the grant date.

Prior to August 31, 2005, the Company accounted for its stock based compensation under the recognition and measurement principles of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations, the disclosure-only provisions of SFAS No. 123, "Accounting for Stock-Based Compensation" and the disclosures required by SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure." In accordance with APB Opinion No. 25, no stock-based compensation cost was reflected in the Company's prior year net income for grants of stock options to employees because the Company granted stock options with an exercise price equal to the market value of the stock on the date of grant. The reported stock based compensation expense, net of related tax effects, in the table below, represents compensation costs associated with restricted stock grants.

Had the Company used the fair value based accounting method for stock compensation expense prescribed by SFAS Nos. 123 and 148 for the periods ended May 4, 2005, the Company's consolidated net income and net income per share would have been decreased to the pro-forma amounts illustrated as follows:

	Quarter Ended	Three Quarters Ended
	May 4, 2005	May 4, 2005
	(84 days)	(252 days)
	(In thousands except per share amounts)

Net income, as reported	$3,704	$5,308
Deduct: Total stock-based employee compensation expense determined under fair-value-based method for all awards, net of related tax effects (a)	(58)	(239)
Pro forma, net income	$3,646	$5,069
Earnings per share:
Basic - as reported	$0.16	$0.24
Basic - pro forma	$0.16	$0.22
Assuming dilution - as reported	$0.15	$0.22
Assuming dilution - pro forma	$0.14	$0.19

(a) Income taxes have been offset by a valuation allowance. (See Note 4 of Notes to Consolidated Financial Statements.)

Effective September 1, 2005, the Company adopted the fair value recognition provisions of SFAS No. 123R using the modified prospective method. Under this method, compensation cost in the first three quarters of fiscal year 2006 includes the portion of awards vesting in the period for (a) all share-based payments granted prior to, but not vested as of August 31, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS No.123 and (b) all share based payments granted subsequent to August 31, 2005, based on the grant date fair value estimated using the Black-Scholes option pricing model. Before adoption of SFAS No. 123R, pro forma disclosures reflected the fair value of each option grant estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

	Three Quarters Ended
	May 4, 2005
Dividend yield		0.0%
Expected volatility range	35.0%	to 90.6%
Risk-free interest rate range	3.01%	to 4.44%
Expected life (in years)	5.01 to 8.70

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

The adoption of SFAS No. 123R decreased the Company's reported operating income, income before income taxes and reported net income for the first three quarters of fiscal year 2006 by $289,000, and reduced both basic and diluted net income per share by $0.01. The expense, before income tax effect, is reflected in general and administrative expenses. The Company's adoption of SFAS No. 123R did not affect operating income, income before income taxes, net income, cash flow from operations, cash flow from financing activities, or basic and diluted net income per share in the comparable period of fiscal year 2005.

Partly in anticipation of the adoption of SFAS No.123R, in recent years the Company has adjusted the mix of employee long-term incentive compensation by reducing stock options awarded and increasing certain cash based compensation and other equity based awards. Compensation cost for share-based payment arrangements recognized in general and administrative expenses for the first three quarters of fiscal year 2006 was approximately $289,000 for stock options and $166,000 for restricted stock. The total income tax effect of these expenses was offset by a valuation allowance and, therefore, no benefit was recognized in the income statement for the first three quarters of fiscal year 2006 for share-based compensation arrangements.

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

Three Quarters Ended
May 10,
2006
Dividend yield	0.0%
Volatility	61.9%
Risk-free interest rate	4.27%
Expected life (in years)	4.25

A summary of the Company's stock option activity as of May 10, 2006, and changes during the first three quarters of fiscal year 2006 is presented in the following table:

	Shares Under Fixed Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
			(Years)	(In thousands)
Outstanding at September 1, 2005	2,752,632	$5.65	4.92	$20,747
Granted	228,900	12.84	5.49
Exercised	(106,000)	9.35
Forfeited/Expired	(109,250)	11.63
Outstanding at May 10, 2006	2,766,282	5.87	4.65	17,315
Exercisable at May 10, 2006	2,531,632	5.23	4.78	17,286

The weighted-average grant-date fair value of options granted during the first three quarters of fiscal year 2006 was $6.72 per share. The intrinsic value for stock options is defined as the difference between the current market value and the grant price. The total intrinsic value of options exercised during the first three quarters of fiscal year 2006 was approximately $427,000.

Restricted stock grants consist of the Company's common stock and generally vest after three years, except the current grants under the Nonemployee Director Stock Option Plan, which vest when granted. All restricted stock grants are cliff vested. Restricted stock awards are valued at the average market price of the Company's stock at the date of grant.

A summary of the Company's restricted stock activity at May 10, 2006, and changes during the first three quarters of fiscal year 2006, is presented in the following table:

	Restricted Stock Units	Fair Value	Weighted-Average Remaining Contractual Term	Weighted-Average Grant Date
		(Per share)	(In years)
Unvested at September 1, 2005	—	—	—	—
Granted	26,986	$12.55	1.07	12/10/05
Vested	(10,636)	12.92		1/08/06
Forfeited	—	—	—	—
Unvested at May 10, 2006	16,350	12.32	1.77	11/21/05

At May 10, 2006, there was approximately $1.5 million of total unrecognized compensation cost related to unvested share-based compensation arrangements that is expected to be recognized over a weighted-average period of 2.98 years. During the first three quarters of fiscal year 2006, 10,636 shares of restricted stock grants vested.

During the first three quarters of fiscal year 2006, cash received from options exercised was approximately $991,000 and the calculated but unrecognized tax benefit for the tax deductions from stock options exercised totaled approximately $149,000.

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

Basic net income per share is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding for the reporting period. Diluted net income per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. For the calculation of diluted net income per share, the basic weighted average number of shares is increased by the dilutive effect of restricted stock, phantom stock, and stock options determined using the treasury stock method. Stock options with exercise prices exceeding current market prices that were excluded from the computation of net income per share amounted to 13,000 shares and 328,000 shares for the quarters ended May 10, 2006 and May 4, 2005, respectively. For the three quarters ended May 10, 2006 and May 4, 2005, respectively, the Company had approximately 120,000 and 593,000 stock options outstanding that were not included in the diluted earnings per share calculation because the effect would have been antidilutive.

The components of basic and diluted net income per share are as follows:

	Quarter Ended		Three Quarters Ended
	May 10,	May 4,	May 10,	May 4,
	2006	2005	2006	2005
	(84 days)	(84 days)	(252 days)	(252 days)
	(In thousands except share data)

Numerator:
Net income:	$6,901	$3,704	$12,421	$5,308
Interest on convertible debt	-	253	-	489
Net income, as adjusted	$6,901	$3,957	$12,421	$$ 5,797
Denominator:
Denominator for basic net income per share - weighted-average shares	26,047	22,632	26,007	22,578
Dilutive effect of stock options	1,472	777	1,461	780
Dilutive effect of convertible note	—	3,226	—	3,226
Dilutive effect of phantom stock	30	30	30	49
Dilutive effect of restricted stock	16	6	11	2
Denominator for net income per share - assuming dilution	27,565	26,671	27,509	26,635
Net income per share:
- Basic	$0.26	$0.16	$0. 48	$0.24
- Assuming dilution	$0.25	$0.15	$0.45	$0.22

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management's discussion and analysis of financial condition and results of operations should be read in conjunction with the consolidated financial statements and footnotes for the periods ended May 10, 2006, and the audited financial statements filed on Form 10-K for the fiscal year ended August 31, 2005.

Overview
As of June 7, 2006, the Company operated 128 restaurants, of which 126 are traditional cafeterias and two primarily serve seafood. These establishments are located in close proximity to retail centers, business developments, and residential areas throughout five states.  Of the 128 restaurants, 93 are at locations owned by the Company and 35 are on leased premises.

Not included in the 128 currently operating units is one leased, traditional cafeteria-style restaurant which has been temporarily closed due to storm damage. The Company is actively pursuing the restoration of this restaurant’s operation.

Reclassification
Store management compensation was reclassified from “Other Operating Expenses” to “Payroll and Related Costs” to provide comparability to financial results reported by our peers in the industry. Prior period results reported have been reclassified to conform to the current period presentation.

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

Accounting Periods
The Company's fiscal year ends on the last Wednesday in August. As such, each fiscal year normally consists of 13 four-week periods (“Accounting Periods”), accounting for 364 days.  Each of the first three quarters of each fiscal year consists of three four-week periods, while the fourth quarter normally consists of four four-week periods. Comparability between quarters may be affected by varying lengths of the quarters, as well as the seasonality associated with the restaurant business.

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

Hurricane Impact
Hurricane Rita impacted a number of the Company’s markets during the first quarter of 2006 as Luby’s was forced to temporarily close many stores due to mandatory evacuations and subsequent power outages. The Company experienced a store closure impact of 236 store days of operations. One unit in Port Arthur, Texas suffered permanent damage and remains closed. All other restaurants impacted by the storm suffered minimal damage and were reopened soon after the storm passed. The store closure impact on the Company’s results of operations was offset by increased traffic at certain units and catering events relating to the hurricane relief effort.

RESULTS OF OPERATIONS

Quarter ended May 10, 2006 compared to the quarter ended May 4, 2005
Sales increased approximately $2.6 million, or 3.4%, in the third quarter of fiscal year 2006 compared to the third quarter of fiscal year 2005. On a same-store basis, sales increased $3.0 million or 4.0%, excluding one unit that was open in the third quarter of 2005 but was temporarily closed due to storm damage throughout the third quarter of 2006.

Food costs increased approximately $0.8 million, or 3.8%, in the third quarter of fiscal year 2006 compared with the same quarter of fiscal year 2005. Food costs as a percentage of sales increased 0.1%, to 26.5% in the third quarter 2006 from 26.4% in the third quarter 2005. Price increases were experienced in commodity sectors, such as seafood, shortenings and produce. The Company continues to manage food costs by offering menu items and combination meals with favorable cost structures and by employing a variety of other cost control measures.

Payroll and related costs increased approximately $0.1 million, or 0.5%, in the third quarter of fiscal year 2006 compared with the same quarter of fiscal year 2005. Payroll and related costs as a percentage of sales decreased 1.0%, to 33.9% in the third quarter 2006 from 34.9% in the third quarter 2005, primarily due to increaased sales and continued operational focus on efficient labor utilization.

Other operating expenses increased by approximately $1.4 million, or 9.3%, in the third quarter of fiscal year 2006 compared with the same quarter of fiscal year 2005. As a percentage of sales, other operating expenses increased 1.1% driven by increased electricity costs as well as higher restaurant supply and repair and maintenance costs.

Depreciation expense for the third quarter of fiscal year 2006 increased approximately $0.2 million, or 4.7%, in the third quarter of fiscal year 2006 compared with the same period of fiscal year 2005 because of acquisitions of property, plant and equipment.

Relocation and voluntary severance costs decreased by approximately $75,000 because relocation activity only occurred during fiscal year 2005.

General and administrative expenses increased by approximately $1.0 million, or 23.6%, when compared to the same quarter of the prior year.  As a percentage of sales, general and administrative expenses increased 1.2%, to 7.1% in the third quarter 2006, from 5.9% in the third quarter 2005, primarily due to increased staffing and stock-based compensation expenses.

The provision for (reversal of) asset impairments and restaurant closings increased by approximately $1.4 million. This change is primarily due to the write-off of obsolete equipment, asset impairment and lease settlement costs in 2006.

Interest expense, net, decreased approximately $0.6 million, or 77.6%, as a result of the Company’s reduction in outstanding debt.

Other income increased slightly in the third quarter of 2006, due to an increase in prepaid state sales tax discounts, offset by a decrease in property rental income.

Income tax benefit for the current quarter of fiscal 2006 primarily represents the release of the valuation allowance and recognition of the tax benefit of NOLs from prior years. No regular income tax expense was recorded in the current quarter or prior year due to the utilization of net operating loss carryforwards. However, the Company will incur an Alternative Minimum Tax liability of approximately $58,000.  (See Note 4 of the Notes to Consolidated Financial Statements for reconciliation of the income tax benefit).

Income from discontinued operations represents an increase of approximately $2.4 million in the third quarter of fiscal year 2006 compared with a loss during the same quarter of fiscal year 2005.  This increase is primarily due to the gain on sale, offset by lease settlement costs in 2006 and the write-off of deferred financing costs associated with discontinued operations recognized in 2005. The gains and loss impairments recorded in this category relate to properties closed after the adoption of SFAS No. 144.

Three quarters ended May 10, 2006 compared to the three quarters ended May 4, 2005
Sales increased approximately $11.5 million, or 5.4%, for the first three quarters of fiscal 2006 compared to the same three quarters of fiscal 2005. On a same-store basis, excluding approximately $140,000 and $1.8 million in sales for the first three quarters in fiscal year 2006 and 2005, respectively, sales increased $12.9 million or 6.1%.

Food costs increased approximately $2.7 million, or 4.7%, in the first three quarters of fiscal 2006 compared with the same three quarters of fiscal 2005. As a percentage of sales, food costs decreased 0.2%, to 26.8% in 2006, from 27.0% in 2005. During the fiscal year 2006, the Company promoted combination meals with favorable cost structures, which partially offset the impact of some higher commodity prices.

Payroll and related costs increased $1.4 million, or 1.8%, in the first three quarters of fiscal 2006 compared with the prior fiscal year period. As a percentage of sales, these costs decreased 1.2%, to 34.6% from 35.8%, in the first three quarters of fiscal 2006 compared with the same three quarters of fiscal 2005. The Company benefited from enhanced productivity during fiscal 2006.

Other operating expenses increased by $3.6 million, or 7.9%, for the first three quarters of fiscal 2006 compared to the same three quarters of fiscal 2005. As a percentage of sales these costs increased 0.6%, driven by higher utilities costs, as well as higher restaurant supply and repair and maintenance costs.

Depreciation and amortization expense increased by approximately $0.2 million, or 1.7%, in the first three quarters of fiscal 2006 compared with the same three quarters of fiscal 2005 due to the acquisitions of property, plant and equipment.

During the first three quarters of 2005, the Company incurred costs of approximately $0.7 million related to the relocation of its headquarters. No such costs were incurred during the comparable period in 2006.

General and administrative expenses increased by approximately $2.3 million, or 17.2%, in the first three quarters of fiscal 2006 compared with the same three quarters of fiscal 2005.  Increased staffing and salary market adjustments, stock-based compensation expenses, and professional and consulting fees associated with the integration of new point-of-sale and accounting system and ongoing Sarbanes-Oxley compliance attributed to the increase.

The provision for (reversal of) asset impairments and restaurant closings increased by approximately $1.3 million, in the first three quarters of fiscal 2006 compared with the same three quarters of fiscal 2005.  This change is primarily due to the write-off of obsolete equipment, asset impairment and lease settlement costs in 2006.

Interest expense, net, decreased approximately $1.7 million, or 74.7%, in the first three quarters of fiscal 2006 compared with the same three quarters of fiscal 2005 as a result of the Company’s considerable reduction in outstanding debt and lower interest rates following the prior year’s refinancing.

Other income increased by approximately $0.3 million in the first three quarters of fiscal 2006 compared with the same three quarters of fiscal 2005, primarily due to the increase in prepaid state sales tax discounts.

Income tax benefit for the current three quarters of fiscal 2006 primarily represents the release of the valuation allowance and recognition of the tax benefit of NOLs from prior years. No regular income tax expense was recorded in the current or prior year due to the utilization of net operating loss carryforwards. However, the company will incur an Alternative Minimum Tax liability of approximately $122,000.  (See Note 4 of the Notes to Consolidated Financial Statements.)

The loss from discontinued operations decreased by approximately $1.9 million in the first three quarters of fiscal 2006 compared with the same three quarters of fiscal 2005, principally due to fewer store closures in the current year.

LIQUIDITY AND CAPITAL RESOURCES

Cash and Cash Equivalents and Working Capital
Cash and cash equivalents increased by approximately $3.9 million from the end of the preceding fiscal year to May 10, 2006, primarily due to cash flows from operations and proceeds from sales of properties, partially offset by debt repayment and capital expenditures.

The Company had a working capital deficit of approximately $24.8 million at May 10, 2006, which represents a $1.4 million decrease from the $26.2 million deficit at August 31, 2005.  The Company's working capital requirements are expected to be met through cash flows from operations and availability under the Revolving Credit Facility.

Capital expenditures for the three quarters ended May 10, 2006, were $8.7 million.  Consistent with prior periods, the Company used most of its capital funds to maintain its investment in existing operating units.  Based on the business plan, the Company expects to fund all capital expenditures in fiscal year 2006 using cash flows from operations and now expects to spend a total of approximately $12 million to $14 million for the fiscal year.

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

The Revolving Credit Facility contains customary covenants and restrictions on the Company’s ability to engage in certain activities, including financial performance covenants and limitations on capital expenditures, asset sales and acquisitions, and contains customary events of default. As of May 10, 2006, the Company was in full compliance with all covenants.

All amounts owed by Luby’s, Inc. under the Revolving Credit Facility are guaranteed by its subsidiaries.

The Company primarily used proceeds received on the sale of properties, operating cash flows, short-term investments and the Revolving Credit Facility to pay off its prior term loan and prior line of credit. As of May 10, 2006, the Company had no debt outstanding under the Revolving Credit Facility.

Additionally, at May 10, 2006, the Company had a total of approximately $5.1 million committed under letters of credit which have been issued as security for the payment of insurance obligations classified as accrued expenses on the balance sheet. The Revolving Credit Facility allows up to $10.0 million in letters of credit. At May 10, 2006, the available amount for letters of credit was $4.9 million.

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

Income Taxes
The Company records the estimated future tax effects of temporary differences between the tax bases of assets and liabilities and amounts reported in the accompanying consolidated balance sheets, as well as operating loss and tax credit carrybacks and carryforwards. The Company periodically reviews the recoverability of tax assets recorded on the balance sheet and provides valuation allowances as management deems necessary. Management makes judgments as to the interpretation of the tax laws that might be challenged upon an audit and cause changes to previous estimates of tax liability. In addition, the Company operates within multiple taxing jurisdictions and is subject to audit in these jurisdictions. In management's opinion, adequate provisions for income taxes have been made for all years. Historically, the Company’s federal income tax returns have been periodically reviewed by the Internal Revenue Service (“IRS”). The Company’s returns are currently under review for the 2003, 2002, 2001, and 2000 fiscal years. The IRS review may result in a reduction of the cumulative net operating losses that are currently being carried forward to offset future taxable income, which was $26.6 million at May 10, 2006.

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

Insurance and Claims
The Company self-insures a significant portion of risks and associated liabilities under its employee injury, workers compensation and general liability programs. The Company maintains insurance coverage with third party carriers to limit its per-occurrence claim exposure. Accrued liabilities for self-insurance have been recorded based upon analysis of historical data and actuarial estimates and are reviewed by the Company on a quarterly basis to ensure that the liability is reasonable.

The significant assumptions made by the actuary to estimate self-insurance reserves, including incurred but not reported claims, are as follows: (1) historical patterns of loss development will continue in the future as they have in the past (Loss Development Method), (2) historical trend patterns and loss cost levels will continue in the future as they have in the past (Bornhuetter-Ferguson Method), and (3) historical claim counts and exposures are used to calculate historical frequency rates and average claim costs are analyzed to get a projected severity (Frequency and Severity Method). The results of these methods are blended by the actuary to provide the reserves estimates. The third party actuary utilizes methods and assumptions that are in accordance with generally accepted actuarial practices and believes the conclusions reached are reasonable.

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

Effective September 1, 2005, the Company adopted the fair value recognition provisions of SFAS No. 123R, as discussed in Note 10 to the Consolidated Financial Statements contained in this Quarterly Report. The Company elected to adopt using the modified prospective method, under which, compensation cost in the first quarter of fiscal year 2006 includes the portion vesting in the period for (a) all share based payments granted prior to, but not vested as of August 31, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123 and (b) all share based payments granted subsequent to August 31, 2005, based on the grant date fair value estimated using the Black Scholes option pricing model.

Before adoption of SFAS No. 123R, pro forma disclosure reflected the fair value of each option grant estimated on the date of grant using the Black Scholes option pricing model (See Note 10 of Notes to Consolidated Financial Statements herein for the weighted average assumptions used in fiscal year 2005).  Under SFAS No. 123R, the Company estimated volatility using its historical share price performance over the expected life of the option. Management considered the guidance in SFAS No. 123R and believes the historical estimated volatility is materially indicative of expectations about expected future volatility. Management believes the Company meets the requirements in SEC Staff Accounting Bulletin No. 107, allowing the Company to use the simplified method to estimate expected lives for option grants. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant for the expected term of the option. The expected dividend yield is based on the Company's current dividend yield and the best estimate of projected dividend yield for future periods within the expected life of the option.

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

The adoption of SFAS No. 123R decreased the Company's reported operating income, income before income taxes and reported net income for the first three quarters of fiscal year 2006 by $289,000, and reduced both basic and diluted net income per share by $0.01. The expense, before income tax effect, is in general and administrative expenses. The Company's adoption of SFAS No. 123R did not affect operating income, income before income taxes, net income, cash flow from operations, cash flow from financing activities or basic and diluted net loss per share in the first three quarters of fiscal year 2005.

Partly in anticipation of the adoption of SFAS No.123R, in recent years the Company has adjusted the mix of employee long-term incentive compensation by reducing stock options awarded and increasing certain cash based compensation and other equity based awards. Compensation cost for share based payment arrangements recognized in general and administrative expenses for the first three quarters of fiscal year 2006 was approximately $289,000 for stock options and $166,000 for restricted stock grants.

At May 10, 2006, there was approximately $1.5 million of total unrecognized compensation cost related to unvested share-based compensation arrangements that is expected to be recognized over a weighted average period of 2.98 years. During the first three quarters of fiscal year 2006, 10,636 shares of restricted stock grants vested.

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

The Company is exposed to market risk from changes in interest rates affecting its variable-rate debt. As of May 10, 2006, there was no outstanding debt subject to interest rate fluctuations under the Revolving Credit Facility.

Item 4.	Controls and Procedures

Evaluation of Disclosure Control and Procedures
The Company’s management, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of May 10, 2006. Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of May 10, 2006, the Company’s disclosure controls and procedures were effective in recording, processing, summarizing and reporting information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control over Financial Reporting
There were no changes in the Company's internal control over financial reporting during the three quarters ended May 10, 2006 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

LUBY'S, INC.
(Registrant)

Date:	June 15, 2006	By:	/s/Christopher J. Pappas
Christopher J. Pappas
President and
Chief Executive Officer

Date:	June 15, 2006	By:	/s/Ernest Pekmezaris
Ernest Pekmezaris
Senior Vice President and
Chief Financial Officer