Form 10-K
period 2006-08-30
LUBYS INC
filed 2006-11-13
CIK 16099

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended August 30, 2006

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

(713) 329-6800
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Class	Name of Exchange on which registered
Common Stock ($0.32 par value per share)	New York Stock Exchange

Common Stock Purchase Rights	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act (check one):
Large Accelerated Filer ☐ Accelerated Filer ☒ Non-Accelerated Filer ☐

 Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

The aggregate market value of the shares of common stock of the registrant held by nonaffiliates of the registrant as of February 15, 2006, was approximately $310,480,406 (based upon the assumption that directors and executive officers are the only affiliates).

As of November 3, 2006, there were 26,082,580 shares of the registrant's common stock outstanding, which does not include 1,676,403 treasury shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the following document are incorporated by reference into the designated parts of this Form 10-K:

Definitive Proxy Statement relating to 2007 annual meeting of shareholders (in Part III)

Luby's, Inc.
Form 10-K
Year ended August 30, 2006

Additional Information

Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports are available free of charge via hyperlink on our website at www.lubys.com. We make these reports available as soon as reasonably practicable upon filing with the SEC. Information on our website is not incorporated into this report.

Compliance with New York Stock Exchange Requirements
We submitted to the New York Stock Exchange (“NYSE”) the CEO certification required by Section 303A.12(a) of the NYSE’s Listed Company Manual with respect to our fiscal year ended August 31, 2005. We expect to submit the CEO certification with respect to our fiscal year ended August 30, 2006 to the NYSE within 30 days after our annual meeting of shareholders.

We are filing as an exhibit to this Form 10-K the certifications required by Section 302 of the Sarbanes-Oxley Act of 2002.

FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K contains statements that are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements contained in this Form 10-K, other than statements of historical facts, are “forward-looking statements” for purposes of these provisions, including any statements regarding:

• future operating results;
• future capital expenditures;
• future debt, including liquidity and the sources and availability of funds related to debt;
• future sales of assets and the gains or losses that may be recognized as a result of any such sale; and
• continued compliance with the terms of our Revolving Credit Facility.

In some cases, investors can identify these statements by forward-looking words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “outlook,” “may,” “should,” “will,” and “would” or similar words. Forward-looking statements are based on certain assumptions and analyses made by management in light of their experience and perception of historical trends, current conditions, expected future developments and other factors we believe are relevant. Although management believes that their assumptions are reasonable based on information currently available, those assumptions are subject to significant risks and uncertainties, many of which are outside of our control. The following factors, as well as the factors set forth in Item 1A of this Form 10-K and any other cautionary language in this Form 10-K, provide examples of risks, uncertainties, and events that may cause our financial and operational results to differ materially from the expectations described in our forward-looking statements:

• general business and economic conditions;
• the impact of competition;
• our operating initiatives;
• fluctuations in the costs of commodities, including beef, poultry, seafood, dairy, cheese and produce;
• increases in utility costs, including the costs of natural gas and other energy supplies;
• changes in the availability and cost of labor;
• the seasonality of the business;
• changes in governmental regulations, including changes in minimum wages;
• the affects of inflation;
• the availability of credit;
• unfavorable publicity relating to operations, including publicity concerning food quality, illness or other health concerns or labor relations; and
• the continued service of key management personnel.

Each forward-looking statement speaks only as of the date of this Form 10-K, and we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. Investors should be aware that the occurrence of the events described above and elsewhere in this Form 10-K could have material adverse effect on our business, results of operations, cash flows and financial condition.

PART I

Item 1. Business

Overview
Luby's, Inc. (formerly, Luby's Cafeterias, Inc.) was founded in 1947 in San Antonio, Texas. Our company was originally incorporated in Texas in 1959 and was reincorporated in Delaware on December 31, 1991. Our corporate offices are located at 13111 Northwest Freeway, Suite 600, Houston, Texas 77040, and our telephone number at that address is (713) 329-6800.

Luby's, Inc. was restructured into a holding company on February 1, 1997, at which time all of the operating assets were transferred to Luby's Restaurants Limited Partnership, a Texas limited partnership consisting of two wholly owned, indirect corporate subsidiaries. All restaurant operations are conducted by the partnership. In this report, unless otherwise specified, “Luby’s,” “we,” “our,” “us” and “our company” refer to the partnership and the consolidated corporate subsidiaries of Luby's, Inc. Our company operates under only one business segment.

As of November 3, 2006, we operated 128 restaurants, of which 126 are traditional cafeterias and two primarily serve seafood. These establishments are located in close proximity to retail centers, business developments and residential areas in five states. Of the 128 restaurants, 93 are locations owned by us and 35 are on leased premises.

Operations
We provide guests with a wide variety of delicious, home-style food, with the majority of locations serving food in a cafeteria-style manner. Daily, each restaurant offers 20 to 22 entrees, 12 to 14 vegetable dishes, 12 to 16 salads, and 16 to 20 varieties of desserts. Food is prepared in small quantities throughout serving hours, and frequent quality checks are conducted.

Our historical marketing research has shown that our products appeal to a broad range of value-oriented consumers, in particular among families with children, seniors, shoppers, travelers, and business people looking for a quick, home-style meal at a reasonable price. During fiscal 2006, we spent approximately 2.1% of our sales on traditional marketing venues, including television and radio advertisements in English and Spanish, newsprint, point-of-purchase and local-store marketing.

Luby's restaurants are generally open for lunch and dinner seven days a week. All of our restaurants sell take-out orders, and many have separate food-to-go entrances, which provide guests the option to take complete and flavorful meals to their home or office. We also seek to provide culinary contract services for organizations that offer on-site food service, such as healthcare facilities.

Food is prepared fresh daily at our restaurants. Menus are reviewed periodically by a committee of managers and chefs. The committee introduces newly developed recipes to ensure offerings are varied and that seasonal food preferences are incorporated.

Quality control teams also help to maintain uniform standards of food preparation. The teams visit each restaurant as necessary and work with the staff to confirm adherence to our recipes, train personnel in new techniques, and implement systems and procedures used universally throughout our company.

We operate from a centralized purchasing arrangement to obtain the economic benefit of bulk purchasing and lower prices for most of our food products. The arrangement involves a competitively selected prime vendor for each of our three major purchasing regions.

During the fiscal year ended August 30, 2006, we closed two underperforming units.

As of November 3, 2006, we had a workforce of 8,210 consisting of 7,700 non-management restaurant workers, 323 restaurant managers and 187 clerical, administrative and executive employees. Each restaurant is operated as a separate unit under the control of a general manager who has responsibility for day-to-day operations, including food production and personnel employment and supervision. Our philosophy is to grant authority to restaurant managers to direct the daily operations of their stores and, in turn, to compensate them on the basis of their performance. We believe this strategy to be a significant factor in restaurant profitability. Of the 128 general managers, 84 have more than ten years of experience at Luby’s. This large percentage of tenured general managers enhances our execution. Employee relations are considered to be good. We have never had a strike or work stoppage, and we are not subject to collective bargaining agreements.

Luby’s uses several service marks, including “Luby's,” and believes that such marks are of material importance to its business. The Company has federal registrations for its service marks as deemed appropriate.

Item 1A. Risk Factors

An investment in our common stock involves a high degree of risk. Investors should consider carefully the risks and uncertainties described below, and all other information included in this Annual Report on Form 10-K, before deciding whether to purchase our common stock. Additional risks and uncertainties not currently known to us or that we currently deem immaterial may also become important factors that may harm our business, financial condition or results of operations. The occurrence of any of the following risks could harm our business, financial condition and results of operations. The trading price of our common stock could decline due to any of these risks and uncertainties, and investors may lose part or all of their investment.

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

Unfavorable publicity relating to one or more of our restaurants or to the restaurant industry in general may taint public perception of the Luby's brand. Multi-unit restaurant businesses can be adversely affected by publicity resulting from poor food quality, illness or other health concerns or operating issues stemming from one or a limited number of restaurants.

Our planned expansion may not be successful.
We have begun development of two new cafeteria restaurants in Texas, which we currently expect to open in 2007. Our ability to open and profitably operate restaurants is subject to various risks such as the identification and availability of suitable and economically viable locations, the negotiation of acceptable lease or purchase terms for new locations, the need to obtain all required governmental permits (including zoning approvals) on a timely basis, the need to comply with other regulatory requirements, the availability of necessary contractors and subcontractors, the availability of construction materials and labor, the ability to meet construction schedules and budgets, the ability to manage union activities such as picketing or hand billing which could delay construction, increases in labor and building materials costs, the availability of financing at acceptable rates and terms, changes in weather or other acts of God that could result in construction delays and adversely affect the results of one or more restaurants for an indeterminate amount of time, our ability to hire and train qualified management personnel and general economic and business conditions. At each potential location, we compete with other restaurants and retail businesses for desirable development sites, construction contractors, management personnel, hourly employees and other resources. If we are unable to successfully manage these risks, we could face increased costs and lower than anticipated revenues and earnings in future periods.

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
Approximately 95% of our restaurants were located in Texas as of November 3, 2006. Our remaining restaurants are located in Arizona, Arkansas, Louisiana, and Oklahoma. This concentration could adversely affect our financial performance in a number of ways. For example, our results of operations may be adversely affected by economic conditions in Texas or the Southern United States or the occurrence of an event of terrorism or natural disaster in any of the communities in which we operate. Also, given our geographic concentration, adverse publicity relating to our restaurants could have a more pronounced adverse effect on our overall revenues than might be the case if our restaurants were more broadly dispersed.

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
The success of our business is highly dependent upon our key management personnel, particularly Christopher J. Pappas, President and Chief Executive Officer, and Harris J. Pappas, Chief Operating Officer. The loss of the services of any key management personnel could have a materially adverse effect upon our business.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Our restaurants typically contain 8,000 to 10,500 square feet of floor space and can seat 250 to 300 guests simultaneously. our restaurants are well maintained and in good condition. In order to maintain appearance and operating efficiency, we refurbish and update our restaurants and equipment and perform scheduled maintenance.

As of November 3, 2006, our restaurants were regionally located as follows: one in Arizona, two in Arkansas, two in Louisiana, two in Oklahoma, and 121 in Texas.

We own the underlying land and buildings in which 93 of our restaurants are located. Nine of these restaurant properties contain excess building space, which is leased to tenants unaffiliated with our company.

In addition to the owned locations, 35 other restaurants are held under leases, including 11 in regional shopping malls. Most of the leases provide for a combination of fixed-dollar and percentage rentals. Many require us to pay additional amounts related to property taxes, hazard insurance and maintenance of common areas. Of the 35 restaurant leases, the current terms of 12 expire before 2010, 13 expire between 2010 to 2014, and ten thereafter. Of the 35 restaurant leases, 31 can be extended beyond their current terms at our option. We lease approximately 25,000 square feet of corporate office space, which extends through 2011. The corporate office space is located off the Northwest Freeway in Houston, Texas in close proximity to many of our Houston restaurant locations. We also lease warehouse space in the Houston, Texas area (see “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Affiliations and Related Parties - Affiliations” in Item 7 of this report). See Note 10, “Operating Leases”, of the Notes to Consolidated Financial Statements in Item 8 of this report for information concerning our lease rental expenses and lease commitments.

Additionally, as of November 3, 2006, we had three owned properties, with a carrying value of approximately $1.7 million, and three ground lease properties, with a zero carrying value, that are held for sale.

We maintain public liability insurance and property damage insurance on our properties in amounts which management believes to be adequate.

Item 3. Legal Proceedings

We are from time to time subject to claims and lawsuits arising in the ordinary course of business. In the opinion of management, the ultimate resolution of pending claims and lawsuits will not have a material adverse effect on our operations or consolidated financial position. There are no material legal proceedings to which any of our directors, officers or affiliates, or any associate of any such director or officer, is a party, or has a material interest, adverse to our company.

Item 4. Submission of Matters to a Vote of Security Holders

No matter was submitted during the fourth quarter of the fiscal year ended August 30, 2006, to a vote of our security holders.

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Stock Prices
Our common stock is traded on the New York Stock Exchange under the symbol “LUB.” The following table sets forth, for the last two fiscal years, the high and low sales prices on the New York Stock Exchange as reported in the consolidated transaction reporting system.

Fiscal Quarter Ended	High	Low

November 17, 2004	$8.08	$6.05
February 9, 2005	7.99	5.75
May 4, 2005	8.39	5.95
August 31, 2005	14.80	7.70
November 23, 2005	14.32	11.69
February 15, 2006	14.90	11.29
May 10, 2006	16.09	11.10
August 30, 2006	12.03	8.18

As of November 3, 2006, there were approximately 3,228 holders of record of our common stock. No cash dividends have been paid on our common stock since fiscal 2000, and we currently have no intention to pay a cash dividend on our common stock.

Item 6. Selected Financial Data

Five-Year Summary of Operations

	Fiscal Year Ended
	August 30, 2006	August 31, 2005 (a)	August 25, 2004	August 27, 2003	August 28, 2002
	(364 days)	(371 days)	(364 days)	(364 days)	(362 days)
	(In thousands except per share data)

Sales	$324,640	$318,401	$294,235	$290,512	$306,614

Income from continuing operations	21,085	8,456	6,063	2,106	2,082

Loss from discontinued operations	(1,524)	(5,008)	(9,185)	(31,827)	(11,558)

Net income (loss)	19,561	3,448	(3,122)	(29,721)	(9,476)

Income (loss) per share from continuing operations:
Basic	$0.81	$0.37	$0.27	$0.09	$0.09
Assuming dilution	$0.77	$0.36	$0.27	$0.09	$0.09

Loss per share from discontinued operation:
Basic	$(0.06)	$(0.22)	$(0.41)	$(1.42)	$(0.52)
Assuming dilution	$(0.06)	$(0.21)	$(0.41)	$(1.41)	$(0.52)

Net income (loss) per share
Basic	0.75	0.15	(0.14)	(1.32)	(0.42)
Assuming dilution	0.71	0.15	(0.14)	(1.32)	(0.42)

Weighted-average shares outstanding
Basic	26,024	22,608	22,470	22,451	22,428
Assuming dilution	27,444	23,455	22,679	22,532	22,428

Total assets	$206,751	$206,214	$232,281	$275,675	$339,474

Long-term debt (including net convertible subordinated debt) (b)	$—	$13,500	$53,561	$—	$5,883

Total debt	$—	$13,500	$53,561	$98,532	$124,331

Number of restaurants at fiscal year end	128	131	138	148	196

(a) Fiscal year ended August 30, 2005 consists of 53 weeks, while all other periods presented consist of 52 weeks.
(b) See “Management's Discussion and Analysis of Financial Condition and Results of Operations - Debt” in Item 7 of this report and Note 7, “Debt”, of the Notes to Consolidated Financial Statements in Item 8 of this report.

Note: Fiscal year 2002, the year in which we moved from 12 calendar months to 13 four-week periods, was 362 days in length. Fiscal 2003, 2004 and 2006 were each 364 days in length. Fiscal 2005, however, was a 53 week year and was 371 days in length.

Note: Our business plan, as approved in fiscal 2003, called for the closure of approximately 50 locations. In accordance with the plan, the entire fiscal activity of the applicable stores closed after the inception of the plan have been reclassified to discontinued operations. For comparison purposes, prior fiscal years results related to these same locations have also been reclassified to discontinued operations.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Management's discussion and analysis of the financial condition and results of operations should be read in conjunction with the consolidated financial statements and footnotes for the fiscal years ended August 30, 2006, August 31, 2005 and August 25, 2004 included in Item 8 of this report.

Overview
As of November 3, 2006, we operated 128 restaurants, of which 126 are traditional cafeterias and two primarily serve seafood. These establishments are located in close proximity to retail centers, business developments, and residential areas throughout five states.  Of the 128 restaurants, 93 are operated on sites owned by us and 35 are on leased premises. Not included in the 128 currently operating units is one leased, traditional cafeteria-style restaurant which was closed and the lease terminated, due to storm damage.

Reclassification
Our business plan, as approved in fiscal 2003, called for the closure of over 50 locations. In accordance with the plan, the entire fiscal activity of the applicable stores closed after the inception of the plan has been reclassified to discontinued operations. For comparison purposes, prior period results related to these same locations have also been reclassified to discontinued operations.

Accounting Periods
Our fiscal year ends on the last Wednesday in August. As such, each fiscal year normally consists of 13 four-week periods, or accounting periods, accounting for 364 days in the aggregate. Each of the first three quarters of each fiscal year consists of three four-week periods, while the fourth quarter normally consists of four four-week periods. Fiscal 2006 was a 52-week year, while fiscal 2005 was a 53-week year for us, with the extra week occurring in the fourth quarter. Comparability between quarters may be affected by the varying lengths of the quarters, as well as the seasonality associated with the restaurant business.

Same-Store Sales
The restaurant business is highly competitive with respect to food quality, concept, location, price, and service, all of which may have an effect on same-store sales. Our same-store sales calculation measures the relative performance of a certain group of restaurants. To qualify for inclusion in this group, a store must have been in operation for 18 consecutive accounting periods. Although management believes this approach leads to more effective year-over-year comparisons, neither the time frame nor the exact practice may be similar to those used by other restaurant companies.

Same-store sales increased 4.6%, 6.3%, and 1.3% for fiscal years 2006, 2005, and 2004, respectively. Same-store sales removes the additional week of sales in fiscal 2005 and compares sales year-over-year for periods which include approximately the same calendar dates.

This approach was also applied to same-store sales for fiscal quarters, adjusting for the additional week in fiscal fourth quarter 2005. The following table shows the same-store sales change for comparative historical quarters:

	Fiscal 2006				Fiscal 2005				Fiscal 2004
	Q4	Q3	Q2	Q1	Q4	Q3	Q2	Q1	Q4	Q3	Q2	Q1
Same-store sales	2.0%	4.1%	6.7%	6.4%	7.0%	6.5%	5.7%	5.8%	3.8%	4.5%	0.0%	(3.9)%

Hurricane Impact
Hurricane Rita impacted a number of our markets during the first quarter of fiscal 2006 as we were forced to temporarily close many stores due to mandatory evacuations and subsequent power outages. We experienced a store closure impact of 236 store days of operations due to Hurricane Rita. One unit in Port Arthur, Texas suffered permanent damage and the lease has been terminated. All other restaurants impacted by the storm suffered minimal damage and were reopened soon after the storm passed. The store closure impact on our results of operations was offset by increased traffic at certain units and catering events relating to the hurricane relief effort.

RESULTS OF OPERATIONS

Fiscal 2006 (52 weeks) compared to Fiscal 2005 (53 weeks)
Sales increased approximately $6.2 million, or 2.0%, in fiscal 2006 compared to fiscal 2005. On a same-store basis, sales increased approximately $8.5 million, or 2.7%. Excluding the additional, or 53rd, week of sales included in fiscal year 2005, same-store sales growth for fiscal 2006 was approximately $14.2 million, or 4.6%.

Food costs increased approximately $1.3 million, or 1.5%, in fiscal 2006 compared to fiscal 2005 due to slightly higher commodity prices for seafood and produce, which were partially offset by slightly lower commodity prices for poultry and dairy. Our promotion of combination meals have provided favorable cost structures. As a percentage of sales, food costs decreased 0.1%, from 26.7% in fiscal 2005 to 26.6% in fiscal 2006.

Payroll and related costs decreased $1.2 million, or 1.1%, in fiscal 2006 compared to fiscal 2005. As a percentage of sales, these costs decreased 1.0%, from 35.6% in fiscal 2005 to 34.6% in fiscal 2006, due to operational focus and lower workers’ compensation expense, including the effects of reduced actuarial estimates of potential losses resulting from favorable claims experience.

Other operating expenses increased by $5.0 million, or 7.7%, for fiscal 2006 compared to fiscal 2005. As a percentage of sales these costs increased 1.1%, and were driven by higher utilities costs as well as higher restaurant supply and repair and maintenance costs, while being partially offset by a $1.1 million insurance recovery associated with a business interruption claim due to Hurricane Rita, recorded as a reduction to operating expense in the fourth quarter of fiscal 2006. Subsequent to year-end, we collected approximately $1.0 million related to this claim.

Depreciation and amortization expense increased by approximately $0.7 million, or 4.7%, in fiscal 2006 compared to fiscal 2005 due to increased capital expenditures in fiscal 2006.

Relocation and voluntary severance costs decreased by $0.7 million in fiscal 2006 compared to fiscal 2005 since no costs of this nature were incurred during fiscal 2006. During fiscal 2005, we incurred costs of approximately $0.7 million related to the relocation of our corporate headquarters to Houston, Texas.

General and administrative expenses increased by approximately $2.1 million, or 10.6%, in fiscal 2006 compared to fiscal 2005. As a percentage of sales, general and administrative expenses increased to 6.9% in fiscal 2006 compared to 6.4% in fiscal 2005, primarily due to increased staffing and share-based compensation expenses.

The provision for asset impairments and restaurant closings increased by approximately $0.5 million in fiscal 2006 compared to fiscal 2005. This change is primarily due to asset impairment and lease settlement costs in fiscal 2006.

The net loss (gain) on disposition of property and equipment increased by approximately $1.6 million in fiscal 2006 compared to fiscal 2005. This change is primarily due to the retirement of obsolete equipment that was identified during our fiscal 2006 review of restaurant equipment at all of our restaurants and at our Houston Service Center.

Interest expense, net, decreased approximately $10.7 million, or 93.9%, in fiscal 2006 compared to fiscal 2005. This decrease was primarily due to an $8.0 million write-off of the unamortized portion of the discount associated with convertible subordinated notes upon their conversion to common stock in August 2005, in combination with the elimination of outstanding debt and lower interest rates following the refinancing of our outstanding indebtedness in 2005.

Other income, net, increased by approximately $0.3 million in fiscal 2006 compared to fiscal 2005, primarily due to the increase in prepaid state sales tax discounts and the write-off of expired gift certificates.

The income tax benefit for fiscal 2006 primarily represents the recognition of tax benefits for net operating losses not recognized in previous years due to uncertainty regarding our ability to realize them. (See Note 3, “Income Taxes”, of the Notes to Consolidated Financial Statements in Item 8 of this report). Unlike recent fiscal years, when income tax expenses and benefits were not recognized due to unutilized net operating losses and related valuation allowance, our provision for income taxes in future periods will be reflective of the tax effect of the pre-tax income (losses) recognized in those periods once all of our net operating losses are fully utilized. Additionally, the recently-enacted Texas Franchise Tax will impact future income tax provisions.

The net loss from discontinued operations decreased by approximately $3.5 million in fiscal 2006 compared to fiscal 2005, principally because we no longer have any deferred financing costs or interest associated with closed stores in 2006.

Fiscal 2005 (53 weeks) Compared to Fiscal 2004 (52 weeks)
Sales increased $24.2 million, or 8.2%, in fiscal 2005 compared to fiscal 2004. Approximately $6.0 million of the increase is attributable to an additional, or 53rd, week of sales included in fiscal year 2005 versus fiscal year 2004 which was 52 weeks in length. Excluding the additional week, same-store sales growth for fiscal 2005 was 6.3%. Marketing promotions, continued customer appeal of the new combination meals, and improved product and service execution all contributed to our same-store sales growth.

All of our sales during fiscal 2005 were characterized as same-store sales. In fiscal 2005, seven units were closed and reclassified to discontinued operations.

Food costs increased $6.3 million, or 8.0%, and were relatively flat as a percentage of sales in fiscal 2005 compared to fiscal 2004. Higher commodity prices for beef, seafood and fresh produce were slightly offset by lower poultry and dairy prices and the continued rollout of new combination meals with favorable cost structures.

Payroll and related costs increased $2.3 million, or 2.1%, in fiscal 2005 compared to fiscal 2004. As a percentage of sales, payroll and related costs were 35.6% in fiscal 2005 compared to 37.8% in fiscal 2004. The decrease as a percentage of sales was primarily the result of a reduction in workers’ compensation expense and enhanced productivity due to effective labor deployment. The reduction in workers' compensation expense was due to revised reserve requirements resulting from reductions in recent claims experience. These reductions in expense were partially offset by greater store management compensation expense.

Other operating expenses increased $5.0 million, or 8.3%, in fiscal 2005 compared to fiscal 2004. As a percentage of sales, other operating expenses remained flat. Increased advertising costs associated with our television marketing campaign and increased utility costs due to rising natural gas prices were offset by lower repairs and maintenance and insurance costs.

Depreciation and amortization expense decreased $1.3 million, or 8.0%, in fiscal 2005 compared to fiscal 2004. This decrease was a result of a reduction in the depreciable base of our property and equipment.

Relocation and voluntary severance costs related to the relocation of our corporate offices to Houston, Texas decreased approximately $0.2 million as the majority of the cost associated with the relocation included voluntary severance costs accrued in fiscal 2004. The remaining relocation costs were expensed as incurred in fiscal 2005.

General and administrative expenses increased $1.4 million, or 7.2%, in fiscal 2005 compared to fiscal 2004. This increase was driven primarily by professional service costs related to compliance with the Sarbanes-Oxley Act of 2002 and consulting fees associated with the implementation of new point-of-sale and accounting systems. As a percentage of sales, general and administrative expenses remained flat in fiscal 2005 compared to fiscal 2004.

The net gain on disposition of property and equipment decreased by approximately $0.3 million in fiscal 2005 compared to fiscal 2004. This change was primarily due to a reduction in gains recorded on the sale of obsolete equipment.

Interest expense, net, increased $3.5 million, or 44.1%, primarily due to an $8.0 million write-off of the unamortized portion of the discount associated with the convertible subordinated notes, which were converted to common stock in August 2005. This increase was partially offset by a $4.4 million decrease in interest expense due primarily to the continued reduction in outstanding debt under the line of credit.

Other income, net, decreased approximately $1.5 million primarily due to the recognition in fiscal 2004 of a gain on a sales and leaseback transaction. (See Note 10, “Operating Leases”, of the Notes to Consolidated Financial Statements in Item 8 of this report).

The provision (benefit) for income taxes changed by approximately $3.0 million in fiscal 2005 compared to fiscal 2004. For fiscal 2004, we recognized a $2.9 million tax benefit related to a reduction in the income tax valuation allowance triggered by the establishment of a deferred tax liability for the modification of the beneficial conversion feature on convertible subordinated debt. Additionally, because our loss carryforward more than offset fiscal 2004 income from continuing operations, we did not provide for any income tax with respect to this income.
The loss from discontinued operations decreased by $4.2 million in fiscal 2005 compared to fiscal 2004 primarily due to significant losses and impairments associated with discontinued operations incurred and taken in fiscal 2004 related to store closures. During fiscal 2005, impairments and losses associated with discontinued operations were offset by gains recognized on the sale of related properties.

LIQUIDITY AND CAPITAL RESOURCES

Cash and Cash Equivalents and Short-Term Investments
Cash and cash equivalents and short-term investments increased by $5.3 million from the end of fiscal 2005 to August 30, 2006, primarily due to cash flows from operations and proceeds from sales of properties, partially offset by debt repayment and capital expenditures.

Working Capital
We had a working capital deficit of $17.7 million as of August 30, 2006, which represented an $8.5 million improvement compared to $26.2 million as of August 31, 2005. We expect to meet our working capital requirements through cash flows from operations and availability under the Revolving Credit Facility.

Capital Expenditures
Capital expenditures for the fiscal year ended August 30, 2006 were approximately $15.9 million. We primarily used our capital funds to maintain our investment in existing operating units. We expect to be able to fund all capital expenditures in fiscal 2007 using cash flows from operations and our available credit. Under our credit facility, $25.0 million plus a limited unused prior-year carryover amount, subject to certain terms, are available for funding capital expenditures in fiscal 2007. We expect to spend approximately $20.0 million to $24.0 million on capital expenditures in fiscal 2007.

DEBT

Revolving Credit Facility
On August 31, 2005, we entered into an amended and restated, $45.0 million unsecured Revolving Credit Facility (the “Revolving Credit Facility”) with a syndicate of three independent banks. The Revolving Credit Facility may, subject to certain terms and conditions, be increased by an additional $15.0 million for a total facility size of $60.0 million. The Revolving Credit Facility allows for up to $10.0 million of the available credit to be extended in the form of letters of credit. The Revolving Credit Facility terminates, and all amounts owing thereunder must be repaid, on August 31, 2008.

At any time throughout the term of the facility, we have the option to elect one of two bases of interest rates. One interest rate option is the greater of (a) the federal funds effective rate plus 0.5%, or (b) prime, plus, in either case, an applicable spread that ranges from 0% to 0.25% per annum. The other interest rate option is LIBOR (London InterBank Offered Rate) plus an applicable spread that ranges from 1.00% to 1.75% per annum. The applicable spread under each option is dependent upon certain measures of our financial performance at the time of election.

We also pay a quarterly commitment fee based on the unused portion of the Revolving Credit Facility, which is also dependent upon our financial performance, ranging from 0.25% to 0.35% per annum. We also are obligated to pay certain fees in respect of any letters of credit issued as well as an administrative fee to the lender acting as administrative agent. Finally, we were obligated to pay the lenders a one-time fee in connection with the closing of the Revolving Credit Facility.

The Revolving Credit Facility contains customary covenants and restrictions on our ability to engage in certain activities, including financial performance covenants and limitations on capital expenditures, asset sales and acquisitions, and contains customary events of default. As of August 30, 2006, we were in full compliance with all covenants.

All amounts owed by us under the Revolving Credit Facility are guaranteed by our subsidiaries.

We primarily used proceeds received on the sale of properties, operating cash flows, short-term investments and the new facility to pay off our prior term loan and prior line of credit. As of August 30, 2006, no amounts were outstanding under the Revolving Credit Facility.

Additionally, at August 30, 2006, we had a total of approximately $5.1 million committed under letters of credit which have been issued as security for the payment of insurance obligations classified as accrued expenses on the balance sheet. An additional $4.9 million may be issued under letters of credit.

Conversion of Subordinated Notes
On August 31, 2005, Christopher J. Pappas, our President and Chief Executive Officer, and Harris J. Pappas, our Chief Operating Officer, each voluntarily converted all of the convertible senior subordinated notes they held into our common stock. Each of them converted $5.0 million principal amount of convertible senior subordinated notes at a conversion price of $3.10 per share into 1,612,903 shares of our common stock. In connection with this conversion, we recognized a one time non-cash charge of approximately $8.0 million representing the write-off of the unamortized portion of the discount associated with the conversion feature of the convertible senior subordinated notes. The shares issued pursuant to the conversion were treasury shares that had previously been reserved for such a conversion.

COMMITMENTS AND CONTINGENCIES

Off-Balance-Sheet Arrangements
We have no off-balance-sheet structured financing arrangements.

Contractual Obligations
At August 30, 2006, we had contractual obligations and other commercial commitments as described below:

	Payments due by Period
Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	After 5 Years
	(In thousands)

Operating lease obligations (a)	$35,088	$4,343	$7,962	$6,777	$16,006

	Amount of Commitment by Expiration Period
Other Commercial Commitments	Total	Fiscal Year 2007	Fiscal Years 2008-2009	Fiscal Years 2010-2011	Thereafter
	(In thousands)

Letters of credit	$5,107	$—	$5,107	$—	$—

(a) Operating lease obligations contain rent escalations and renewal options ranging from five to thirty years.

We had no long-term debt, capital lease or purchase obligations at August 30, 2006.

In addition to the commitments represented in the above tables, we enter into a number of cancelable and noncancelable commitments during the year. Typically, these commitments are for less than a year in duration and are generally focused on food inventory. We do not maintain any long-term or exclusive commitments or arrangements to purchase products from any single supplier. Substantially all of our product purchase commitments are cancelable up to 30 days prior to the vendor's scheduled shipment date.

Long-term liabilities reflected in our consolidated financial statements as of August 30, 2006 included amounts accrued for benefit payments under our supplemental executive retirement plan of $229,000, deferred compensation agreements of $124,000, accrued insurance reserves of $2.6 million, deferred rent liabilities of $3.7 million and reserves for restaurant closings of $336,000.

We are also contractually obligated to the Chief Executive Officer and the Chief Operating Officer pursuant to employment agreements. See “Affiliations and Related Parties — Related Parties” for further information.

AFFILIATIONS AND RELATED PARTIES

Affiliations
We entered into an Affiliate Services Agreement effective August 31, 2001 with two companies, Pappas Partners, L.P. and Pappas Restaurants, Inc. (the “Pappas entities”), which are restaurant entities owned by Christopher J. Pappas and Harris J. Pappas, our Chief Executive Officer and Chief Operating Officer, respectively. That agreement was amended on July 23, 2002 to limit the scope of expenditures therein to professional and consulting services.

Additionally, on July 23, 2002, we entered into a Master Sales Agreement with the Pappas entities. Through this agreement, we contractually separated the design and fabrication of equipment and furnishings from the Affiliate Services Agreement. The Master Sales Agreement covers the costs incurred for modifications to existing equipment, as well as custom fabrication, including stainless steel stoves, shelving, rolling carts, and chef tables. These items are custom-designed and built to fit the designated kitchens and are also engineered to give a longer service life than comparably manufactured equipment.

The pricing of equipment, repair, and maintenance is set and evaluated periodically and is considered by management to be primarily at or below market for comparable goods and services. To assist in periodically monitoring pricing of the transactions associated with the Master Sales Agreement and the Affiliate Services Agreement, the Finance and Audit Committee of our Board of Directors has periodically used independent valuation consultants. The Affiliate Services Agreement expired on December 31, 2005.

As part of the affiliation with the Pappas entities, we lease a facility, the Houston Service Center, in which we have installed a centralized restaurant service center to support field operations. The building at this location has 22,253 square feet of warehouse space and 5,664 square feet of office space and is leased from the Pappas entities at an approximate monthly rate of $0.24 per square foot. From this center, our repair and service teams are dispatched to our restaurants when facility or equipment maintenance and servicing are needed. The facility is also used for repair and storage of new and used equipment. We paid approximately $82,000, $88,000, and $82,000 in fiscal 2006, 2005, and 2004, respectively, pursuant to the terms of this lease.

We previously leased from an unrelated third party a location used to house increased equipment inventories due to store closures under our business plan. We considered it more prudent to lease this location rather than to pursue purchasing a storage facility, given our strategy to focus our capital expenditures on our operating restaurants. In a separate transaction, the third-party property owner sold the location to the Pappas entities during the fourth quarter of fiscal 2003, with the Pappas entities becoming our landlord for that location effective August 1, 2003. The storage site complements the Houston Service Center with approximately 27,000 square feet of warehouse space at an approximate monthly rate of $0.21 per square foot. We paid approximately $67,000, $72,000, and $69,000 in fiscal 2006, 2005, and 2004, respectively, pursuant to the terms of this lease.

Late in the third quarter of fiscal 2004, Chris and Harris Pappas became limited partners in a limited partnership which purchased a retail strip center in Houston, Texas. Messrs. Pappas own a 50% limited partnership interest. Neither of Messrs. Pappas own any interest in the general partner of the limited partnership. The general partner of the limited partnership controls the operational decisions of the partnership. One of our restaurants has rented approximately 7% of the space in that center since July 1969. No changes were made to our lease terms as a result of the transfer of ownership of the center to the new partnership. We paid approximately $266,000, $276,000 and $83,000 in fiscal 2006, 2005, and 2004, respectively, pursuant to the terms of this lease.

Affiliated rents paid for the Houston Service Center, the separate storage facility, the Dallas property and the Houston property leases combined represented 9.8%, 8.8%, and 5.6% of total rents for continuing operations in fiscal 2006, 2005, and 2004, respectively.

The following table compares current and prior fiscal year-to-date charges incurred under the Master Sales Agreement, the Affiliate Services Agreement and affiliated property leases to our total capital expenditures, as well as relative general and administrative expenses and occupancy and other operating expenses included in continuing operations:

	Year Ended
	August 30, 2006	August 31, 2005	August 25, 2004
	(364 days)	(371 days)	(364 days)
	(In thousands)
AFFILIATED COSTS INCURRED:
General and administrative expenses - professional and other costs	$—	$5	$1
Capital expenditures - custom-fabricated and refurbished equipment	107	174	113
Other operating expenses, including property leases	444	457	170
Total	$551	$636	$284
RELATIVE TOTAL COMPANY COSTS:
General and administrative expenses	$22,373	$20,228	$18,878
Capital expenditures	15,911	10,058	8,921
Other operating expenses	69,839	64,857	59,882
Total	$108,123	$95,143	$87,681
AFFILIATED COSTS INCURRED AS A PERCENTAGE OF RELATIVE TOTAL COMPANY COSTS
Fiscal year to date	0.51%	0.67%	0.32%

Christopher J. Pappas, our President and Chief Executive Officer, is a member of the Board of Directors of Amegy Bank, National Association, which is a lender under, and Documentation Agent of, the Revolving Credit Facility.

Related Parties
In November 2005, Christopher and Harris Pappas entered into new employment agreements expiring in August 2008. Both continue to devote their primary time and business efforts to Luby's, while maintaining their roles at Pappas Restaurants, Inc.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our accounting policies are described in Note 1, “Nature of Operations and Significant Accounting Policies,” of the Notes to the Consolidated Financial Statements in Item 8 of this report. The Consolidated Financial Statements are prepared in conformity with U.S. generally accepted accounting principles. Preparation of the financial statements requires us to make judgments, estimates and assumptions that affect the amounts of assets and liabilities in the financial statements and revenues and expenses during the reporting periods. Management believes the following are critical accounting policies due to the significant, subjective and complex judgments and estimates used when preparing our consolidated financial statements. Management regularly reviews these assumptions and estimates with the Finance and Audit Committee of our Board of Directors.

Income Taxes
We record the estimated future tax effects of temporary differences between the tax bases of assets and liabilities and amounts reported in the accompanying consolidated balance sheets, as well as operating loss and tax credit carrybacks and carryforwards. We periodically review the recoverability of tax assets recorded on the balance sheet and provide valuation allowances as management deems necessary. Management makes judgments as to the interpretation of the tax laws that might be challenged upon an audit and cause changes to previous estimates of tax liability. In addition, we operate within multiple taxing jurisdictions and are subject to audit in these jurisdictions. In management's opinion, adequate provisions for income taxes have been made for all years. Historically, the Internal Revenue Service (“IRS”) periodically has reviewed our company. We recently settled an audit adjustment with the IRS in connection with the review of fiscal 2003, and we are currently under review for the 2002, 2001 and 2000 fiscal years. The IRS review could result in a reduction of the deductions claimed on our returns and additional income taxes due. In August 2006, we settled an IRS audit of the 2003 fiscal year and agreed to a partial reduction of the loss claimed on the federal income tax return for the year. The result of the audit was a reduction of $7.4 million in the cumulative net operating losses carried forward to offset future taxable income. The total net operating losses being carried forward after the IRS audit adjustment is approximately $12.5 million.

Impairment of Long-Lived Assets
We periodically evaluate long-lived assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. We estimate future cash flows expected to result from the use and possible disposition of the asset and will recognize an impairment loss when the sum of the undiscounted estimated future cash flows is less than the carrying amounts of such assets. The estimates of future cash flows, based on reasonable and supportable assumptions and projections, require management's subjective judgments. The span of time for which future cash flows are estimated is often lengthy, which increases the sensitivity to assumptions made. Depending on the assumptions and estimates used, the estimated future cash flows projected in the evaluation of long-lived assets can vary within a wide range of outcomes. We consider the likelihood of possible outcomes in determining the best estimate of future cash flows. The measurement for such an impairment loss is then based on the fair value of the asset as determined by discounted cash flows or appraisals, if available.

Property Held for Sale
We also periodically review long-lived assets against our plans to retain or ultimately dispose of properties. If we decide to dispose of a property, it will be moved to property held for sale and actively marketed. Property held for sale is recorded at amounts not in excess of what management currently expects to receive upon sale, less costs of disposal. We routinely monitor the estimated value of property held for sale and record adjustments to these values as required. We periodically measure and analyze our estimates against third-party appraisals.

Insurance and Claims
We self-insure a significant portion of risks and associated liabilities under our employee injury, workers’ compensation and general liability programs. We maintain insurance coverage with third party carriers to limit our per-occurrence claim exposure. We have recorded accrued liabilities for self-insurance based upon analysis of historical data and actuarial estimates, and we review these amounts on a quarterly basis to ensure that the liability is appropriate.

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

Actual workers’ compensation and employee injury claims expense may differ from estimated loss provisions. The ultimate level of claims under the in-house safety program are not known, and declines in incidence of claims as well as claims costs experiences or reductions in reserve requirements under the program may not continue in future periods.

Stock-Based Compensation
We adopted the provisions of SFAS No. 123, “Share-Based Payments (Revised 2004)” (SFAS 123R), effective September 1, 2005. Among other things, SFAS 123R eliminates the ability to account for stock-based compensation using APB 25 and requires that such transactions be recognized as compensation cost in the income statement utilizing the fair values on the date of the grant. See Note 1, “Employee Benefit Plans and Agreements”, of the Notes to Consolidated Financial Statements in Item 8 of this report for additional information.

NEW ACCOUNTING PRONOUNCEMENTS

In July 2006, FASB Interpretation (FIN) No. 48, “Accounting for Uncertainty in Income Taxes - An Interpretation of Financial Accounting Standards Board Statement No. 109” (FAS 109) was issued. FIN 48 clarifies the accounting for income taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 applies to all tax positions related to income taxes subject to FAS 109. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company plans to adopt this guidance effective for fiscal year 2008. We do not expect the adoption of this interpretation to have a material impact on our financial position, results of operations or cash flows.

INFLATION

Our policy is to maintain stable menu prices without regard to seasonal variations in food costs. General increases in costs of food, wages, supplies, transportation and services may require us to increase our menu prices from time to time. To the extent prevailing market conditions allow, we intend to adjust menu prices to maintain profit margins.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risk from changes in interest rates affecting our variable-rate debt. As of August 30, 2006, the total amount of debt subject to interest rate fluctuations outstanding under our Revolving Credit Facility was zero.

Although we are not currently using interest rate swaps, we have previously used and may in the future use these instruments to manage cash flow risk on a portion of our variable-rate debt.

Item 8.  Financial Statements and Supplementary Data

Report of Management

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15(d)-15(f). Because of its inherent limitations, internal control over financial reporting may not prevent or detect material misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, management conducted an evaluation of the effectiveness of our internal control over financial reporting as of August 30, 2006 based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that evaluation, our management concluded that our internal control over financial reporting was effective as of August 30, 2006.

Management’s assessment of the effectiveness of our internal control over financial reporting as of August 30, 2006 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included elsewhere herein.

/s/Christopher J. Pappas	/s/Ernest Pekmezaris
Christopher J. Pappas	Ernest Pekmezaris
President and Chief Executive Officer	Senior Vice President and Chief Financial Officer

LUBY'S, INC.
FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Luby's, Inc.

We have audited the accompanying consolidated balance sheets of Luby's, Inc. (the Company) as of August 30, 2006 and August 31, 2005, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended August 30, 2006. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Luby's, Inc. at August 30, 2006 and August 31, 2005, and the consolidated results of its operations and its cash flows for each of the three years in the period ended August 30, 2006, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 1 to the consolidated financial statements, in fiscal 2006, Luby’s Inc. changed its method of accounting for share-based compensation in accordance with guidance provided in the Statement of Financial Accounting Standards No. 123 (R), “Share-Based Payments”.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of August 30, 2006, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report, dated November 6, 2006, expressed an unqualified opinion thereon.

/s/ERNST & YOUNG LLP
San Antonio, Texas
November 6, 2006

Report of Independent Registered Public Accounting Firm on
Internal Control over Financial Reporting

The Board of Directors and Shareholders of Luby's, Inc.

We have audited management’s assessment included in the accompanying Report of Management, that Luby’s, Inc. (the Company) maintained effective internal control over financial reporting as of August 30, 2006, based on criteria established in Internal Control -Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that Luby’s Inc. maintained effective internal control over financial reporting as of August 30, 2006, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Luby’s Inc. maintained, in all material respects, effective internal control over financial reporting as of August 30, 2006, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Luby’s, Inc. as of August 30, 2006 and August 31, 2005, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended August 30, 2006 of Luby’s, Inc., and our report, dated November 6, 2006, expresses an unqualified opinion thereon.

/s/ERNST & YOUNG LLP
San Antonio, Texas
November 6, 2006

Luby's, Inc.
Consolidated Balance Sheets

	August 30, 2006	August 31, 2005
	(In thousands, except share data)
ASSETS
Current Assets:
Cash and cash equivalents	$9,715	$2,789
Short-term investments	—	1,667
Trade accounts and other receivables, net	1,461	151
Food and supply inventories	2,392	2,215
Prepaid expenses	1,609	1,639
Deferred income taxes	1,212	865
Total current assets	16,389	9,326
Property and equipment, net	183,990	186,009
Property held for sale	1,661	9,346
Deferred income taxes	3,600	—
Other assets	1,111	1,533
Total assets	$206,751	$206,214
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$10,932	$12,534
Accrued expenses and other liabilities	23,119	22,945
Deferred income taxes	52	—
Total current liabilities	34,103	35,479
Credit-facility debt	—	13,500
Other liabilities	7,089	7,910
Deferred income taxes	—	5,039
Total liabilities	41,192	61,928
Commitments and Contingencies
SHAREHOLDERS' EQUITY
Common stock, $0.32 par value; 100,000,000 shares authorized; 27,748,983 shares and 27,610,708 shares issued and outstanding at August 30, 2006 and August 31, 2005, respectively	8,880	8,835
Paid-in capital	41,699	40,032
Retained earnings	150,584	131,023
Less cost of treasury stock, 1,676,403 shares	(35,604)	(35,604)
Total shareholders' equity	165,559	144,286
Total liabilities and shareholders' equity	$206,751	$206,214

The accompanying notes are an integral part of these consolidated financial statements.

Luby's, Inc.
Consolidated Statements of Operations

	Year Ended
	August 30, 2006	August 31, 2005	August 25, 2004
	(In thousands except per share data)

SALES	$324,640	$318,401	$294,235
COSTS AND EXPENSES:
Cost of food	86,461	85,166	78,861
Payroll and related costs	112,220	113,435	111,103
Other operating expenses	69,839	64,857	59,882
Depreciation and amortization	15,747	15,042	16,353
Relocation and voluntary severance	—	669	860
General and administrative expenses	22,373	20,228	18,878
Provision for asset impairments and restaurant closings	533	35	—
Net loss/(gain) on disposition of property and equipment	1,508	(43)	(315)
Total costs and expenses	308,681	299,389	285,622
INCOME FROM OPERATIONS	15,959	19,012	8,613
Interest expense	(697)	(11,444)	(7,940)
Other income, net	1,289	1,006	2,534
Income before income taxes and discontinued operations	16,551	8,574	3,207
Provision (benefit) for income taxes	(4,534)	118	(2,856)
Income from continuing operations	21,085	8,456	6,063
Discontinued operations, net of taxes	(1,524)	(5,008)	(9,185)
NET INCOME (LOSS)	$19,561	$3,448	$(3,122)
Income per share from continuing operations:
Basic	$0.81	$0.37	$0.27
Assuming dilution	$0.77	$0.36	$0.27
Loss per share from discontinued operations:
Basic	$(0.06)	$(0.22)	$(0.41)
Assuming dilution	$(0.06)	$(0.21)	$(0.41)
Net income (loss) per share:
Basic	$0.75	$0.15	$(0.14)
Assuming dilution	$0.71	$0.15	$(0.14)
Weighted-average shares outstanding:
Basic	26,024	22,608	22,470
Assuming dilution	27,444	23,455	22,679

The accompanying notes are an integral part of these consolidated financial statements.

Luby's, Inc.
Consolidated Statements of Shareholders' Equity
(In thousands)

	Common Stock							Total
	Issued		Treasury		Paid-In	Deferred	Retained	Shareholders'
	Shares	Amount	Shares	Amount	Capital	Compensation	Earnings	Equity
Balance at August 27, 2003	27,403	$8,769	(4,947)	$(105,062)	$35,278	$(679)	$189,602	$127,908
Net loss for the year	—	—	—	—	—	— —	(3,122)	(3,122)
Non-cash stock compensation expense	—	—	—	—	—	679	—	679
Net change in value of beneficial conversion feature on the convertible subordinated notes, net of taxes	—	—	—	—	4,045	—	—	4,045
Common stock issued under nonemployee director benefit plans	—	2	14	291	(291)	—	—	2
Common stock issued under employee benefit plans	8	—	—	—	38	—	—	38
Balance at August 25, 2004	27,411	$8,771	(4,933)	$(104,771)	$39,070	$—	$186,480	$129,550
Net income for the year	—	—	—	—	—	—	3,448	3,448
Common stock issued under nonemployee director benefit plans	9	3	31	655	(179)	—	(393)	86
Common stock issued for conversion of subordinated debt	—	—	3,226	68,512	—	—	(58,512)	10,000
Common stock issued under employee benefit plans	191	61	—	—	1,141	—	—	1,202
Balance at August 31, 2005	27,611	$8,835	(1,676)	$(35,604)	$40,032	$—	$131,023	$144,286
Net income for the year	—	—	—	—	—	—	19,561	19,561
Common stock issued under nonemployee director benefit plans	16	5	—	—	186	—	—	191
Common stock issued under employee benefit plans	122	40	—	—	1,046	—	—	1,086
Share-based compensation expense	—	—	—	—	435	—	—	435
Balance at August 30, 2006	27,749	$8,880	(1,676)	$(35,604)	$41,699	$—	$150,584	$165,559

The accompanying notes are an integral part of these consolidated financial statements.

Luby's, Inc.
Consolidated Statements of Cash Flows

	Year Ended
	August 30, 2006	August 31, 2005	August 25, 2004
	(In thousands)

Cash flows from operating activities:
Net income (loss)	$19,561	$3,448	$(3,122)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Pro Provision for asset impairments, net of gains/losses on property sales	1,871	824	468
Depreciation and amortization	15,755	15,006	17,353
Amortization of discount on convertible subordinated notes	—	7,909	2,020
Amortization of debt issuance cost	466	2,345	302
Non-cash compensation expense	191	86	—
Share-based compensation expense	435	—	679
Income tax benefit	(4,759)	—	(2,856)
Cash provided by operating activities before changes in operating assets and liabilities	33,520	29,618	14,844
Changes in operating assets and liabilities:
(Increase) decrease in trade accounts and other receivables	(1,310)	(50)	182
(Increase) decrease in food and supply inventories	(177)	(123)	(294)
(Increase) decrease in prepaid expenses and other assets	(14)	(609)	2,865
Increase (decrease) in accounts payable, accrued expenses and other liabilities	(6,424)	(223)	30
Decrease in reserve for store-closings		(486)	(1,163)
Net cash provided by operating activities	25,595	28,127	16,464
Cash flows from investing activities:
Proceeds from redemption/maturity of short-term investments	1,667	617	—
Proceeds from disposal of assets and property held for sale	7,989	17,684	20,653
Purchases of property and equipment	(15,911)	(10,058)	(8,921)
Net cash provided by investing activities	(6,255)	8,243	11,732
Cash flows from financing activities:
Repayment of debt	(15,500)	(45,970)	(104,290)
Proceeds from issuance of debt	2,000	8,000	64,200
Debt issuance cost	—	(124)	(3,920)
Proceeds received on the exercise of employee stock options	1,086	1,202	41
Net cash used in financing activities	(12,414)	(36,892)	(43,969)
Net increase (decrease) in cash	6,926	(522)	(15,773)
Cash and cash equivalents at beginning of year	2,789	3,311	19,084
Cash and cash equivalents at end of year	$9,715	$2,789	$3,311

The accompanying notes are an integral part of these consolidated financial statements.

Luby's, Inc.
Notes to Consolidated Financial Statements
Fiscal Years 2006, 2005 and 2004

Note 1. Nature of Operations and Significant Accounting Policies

Nature of Operations
Luby's, Inc. is based in Houston, Texas. As of August 30, 2006, the Company owned and operated 128 restaurants, with 121 in Texas and the remainder in four other states. The Company's restaurant locations are convenient to shopping and business developments as well as to residential areas. Accordingly, the restaurants appeal primarily to shoppers, travelers, store and office personnel at lunch and to families at dinner.

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

Self-Insurance Accrued Expenses
The Company self-insures a significant portion of expected losses under its workers' compensation, work injury, and general liability programs. Accrued liabilities have been recorded based on estimates of the ultimate costs to settle incurred claims, both reported and not yet reported. These recorded estimated liabilities are based on judgments and independent actuarial estimates, which include the use of claim-development factors based on loss history; economic conditions; the frequency or severity of claims and claim development patterns; and claim reserve, management, and settlement practices.

Revenue Recognition
Revenue from restaurant sales is recognized when food and beverage products are sold. Unearned revenues are recorded as a liability for dining cards that have been sold but not yet redeemed and are recorded at their expected redemption value. When dining cards are redeemed, revenue is recognized and unearned revenue is reduced.

Advertising Expenses
Advertising costs are expensed as incurred. Total advertising expense was $6.7 million, $6.7 million, and $4.4 million in fiscal 2006, 2005 and 2004, respectively, of which $24,000, $167,000 and $258,000, in fiscal 2006, 2005 and 2004, respectively, related to stores included in discontinued operations and was reclassified accordingly.

Depreciation and Amortization
Property and equipment are recorded at cost. The Company depreciates the cost of equipment over its estimated useful life using the straight-line method. Leasehold improvements are amortized over the lesser of their estimated useful lives or the related lease terms. Depreciation of buildings is provided on a straight-line basis over the estimated useful lives (generally 20 to 33 years, not to exceed 25 years for buildings located on leased properties).

Operating Leases
The Company leases restaurant and administrative facilities and administrative equipment under operating leases. Building lease agreements generally include rent holidays, rent escalation clauses and contingent rent provisions for a percentage of sales in excess of specified levels. Contingent rental expenses are recognized prior to the achievement of a specified target, provided that the achievement of the target is considered probable. Most of the Company’s lease agreements include renewal periods at the Company’s option. The Company recognizes rent holiday periods and scheduled rent increases on a straight-line basis over the lease term beginning with the date the Company takes possession of the leased space. The Company records tenant improvement allowances and rent holidays as deferred rent expense on the consolidated statements of operations.

Income Taxes
Deferred income taxes are computed using the liability method. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities (temporary differences) and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

Management makes judgments as to the interpretation of the tax laws that might be challenged upon an audit and cause changes to previous estimates of tax liability. In management's opinion, adequate provisions for income taxes have been made for all years. Historically, the Internal Revenue Service (“IRS”) has periodically reviewed the Company. The Company is currently under review for the 2002, 2001 and 2000 fiscal years.

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

Stock-Based Compensation
The Company adopted the provisions of SFAS No. 123, “Share-Based Payments (Revised 2004)” (“SFAS 123R”), effective September 1, 2005. Among other things, SFAS 123R eliminates the ability to account for stock-based compensation using APB 25 and requires that such transactions be recognized as compensation cost in the income statement based on their fair values on the date of the grant. See Note 11, “Employee Benefit Plans and Agreements”, below.

Earnings Per Share
The Company presents basic income (loss) per common share and diluted income/loss per common share in accordance with SFAS No. 128, “Earnings Per Share.” Basic income (loss) per share is computed by dividing net income (loss) by the weighted-average number of shares outstanding during each period presented. In fiscal years 2005 and 2004, dilutive shares had a minimal effect on income (loss) per share.

Accounting Periods
The Company's fiscal year generally consists of 13 four-week periods ending on the last Wednesday in August. Fiscal year 2005 consisted of 12 four-week periods and one five-week period.

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

Reclassifications
The Company's business plan, as approved in fiscal 2003, called for the closure of approximately 50 locations. In accordance with the plan, the entire fiscal activity of the applicable stores closed after the inception of the plan has been reclassified to discontinued operations. For comparison purposes, prior fiscal years results related to these same locations have also been reclassified to discontinued operations. Certain other reclassifications of prior period results have been made to conform to the current year presentation.

New Accounting Pronouncements
In July 2006, FASB Interpretation (FIN) No. 48, “Accounting for Uncertainty in Income Taxes - An Interpretation of Financial Accounting Standards Board Statement No. 109” (FAS 109) was issued. FIN 48 clarifies the accounting for income taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 applies to all tax positions related to income taxes subject to FAS 109. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company plans to adopt this guidance effective for fiscal year 2008. The Company does not expect the adoption of this interpretation to have a material impact on its financial position, results of operations or cash flows.

Note 2. Cash and Cash Equivalents and Short-Term Investments

The Company manages its cash and cash equivalents and short-term investments jointly in order to internally fund operating needs. Short-term investments as of August 31, 2005 consisted primarily of held-to-maturity time deposits, which were pledged as collateral for letters of credit.

	August 30, 2006	August 31, 2005
	(In thousands)

Cash and cash equivalents	$9,715	$2,789
Short-term investments	—	1,667
Total cash and cash equivalents and short-term investments	$9,715	$4,456

The Company's combined cash and cash equivalents and short-term investments balance increased to $9.7 million as of August 30, 2006, from $4.5 million as of August 31, 2005. The increase was primarily attributed to cash flows from operations and $8.0 million in proceeds from property held for sale, offset by purchases of assets of approximately $15.9 million and net debt repayments of $13.5 million.

Note 3. Income Taxes

The following is a summarization of deferred income tax assets and liabilities as of the current and prior fiscal year-end:

	August 30, 2006	August 31, 2005
	(In thousands)

Deferred long-term income tax liability	$—	$(5,039)
Deferred short-term income tax liability	(52)	—
Plus: Deferred short-term income tax asset	1,212	865
Deferred long-term income tax asset	3,600	—
Net deferred income tax asset/(liability)	$4,760	$(4,174)

The following table details the categories of income tax assets and liabilities resulting from the cumulative tax effects of temporary differences as of the end of each period presented:

	August 30, 2006	August 31, 2005
	(In thousands)
Deferred income tax assets:
Workers' compensation, employee injury, and general liability claims	$1,507	$2,085
Deferred compensation	2,471	2,277
Net operating losses	4,503	10,235
General business credits	1,087	940
Other	2,653	1,345
Subtotal	12,221	16,882
Valuation allowance	—	(13,577)
Total deferred income tax assets	12,221	3,305
Deferred income tax liabilities:
Depreciation and amortization	6,372	5,406
Other	1,089	2,073
Total deferred income tax liabilities	7,461	7,479
Net deferred income tax asset/(liability)	$4,760	$(4,174)

Relative only to continuing operations, the reconciliation of the expense (benefit) for income taxes to the expected income tax expense (benefit), computed using the statutory tax rate, was as follows:

	2006		2005		2004
	Amount	%	Amount	%	Amount	%
	(In thousands and as a percent of pretax income)

Income tax expense from continuing operations at the federal rate	$5,793	35.0%	$3,001	35.0%	$1,122	35.0%
Permanent and other differences
Federal jobs tax credits	39	0.2	130	1.5	51	1.6
Other permanent differences	16	0.1	(150)	(1.7)	15	0.5
Change in valuation allowances	(10,382)	(62.7)	(2,863)	(33.4)	(4,044)	(126.1)
Income tax expense (benefit) from continuing operations	$(4,534)	(27.4)%	$118	1.4%	(2,856)	(89.1)%

For the fiscal year ended August 30, 2006, including both continuing and discontinued operations, the Company generated gross taxable income of approximately $12.4 million, which will be offset by net operating loss carryforwards from prior years. Current income taxes incurred consisted of income tax expense for the Alternative Minimum Tax (“AMT”) liability of approximately $251,000 for fiscal  2006. The AMT liability may be used as a credit in the future if regular income tax exceeds future AMT. No current income tax was incurred during fiscal year 2004.

For the fiscal year ended August 31, 2005, including both continuing and discontinued operations, the Company generated gross taxable income of approximately $3.0 million which was offset by net operating loss carryforwards from prior years. However, the Company  incurred an AMT liability of approximately $90,000 for fiscal year 2005. The AMT liability may be used as a credit in the future if regular income tax exceeds future AMT.

For fiscal years 2004 and 2003, including both continuing and discontinued operations, the Company generated net operating loss carryforwards of approximately $4.0 million and $31.7 million, respectively, which will fully expire in 2024 and 2023, respectively, if not utilized. The balance of the net operating loss carryovers at the end of fiscal year 2005 was approximately $32.3 million; however, as described below, the net operating loss carryforwards were reduced as a result of an IRS audit. At the end of fiscal 2006, remaining federal net operating loss carryovers were approximately $12.5 million.

The tax benefits of the operating losses and other deferred tax assets for book purposes in fiscal years 2004 and 2003 were netted against a valuation allowance because loss carrybacks were exhausted with the fiscal 2002 tax filing and the future realization of loss carryforwards and the reversal of deferred tax assets were uncertain. For book purposes after fiscal year 2004, tax expense and benefits were offset against the valuation allowance. Tax benefits of $2.9 million in fiscal 2004 and $1.4 million in fiscal 2003 were realized as a result of reductions in our income tax valuation allowance by the equivalent amount that our deferred tax liabilities increased as a result of the adoption of EITF 05-8 “Income Tax Consequences of Issuing Convertible Debt with a Beneficial Conversion Feature”.

Because of the Company’s continued financial profitability and expected future results of operations, it was determined in fiscal year 2006 that it is now more likely than not that these tax assets are realizable and, accordingly, they were recognized as provided under Statement of Financial Accounting Standards No. 109 “Accounting for Income Taxes.” Consequently, during fiscal 2006, the Company offset $4.5 million in fiscal 2006 tax expenses against the valuation allowance. The remaining balance of the valuation allowance was reversed as the Company recognized a previously unrecognized non-cash income tax benefit of approximately $4.8 million, which includes a $1.5 million favorable adjustment to that portion of the valuation allowance that had previously been reserved for the estimated settlemet of the fiscal 2003 IRS audit discussed below.

The Company's federal income tax returns have been periodically reviewed by the Internal Revenue Service. The Company's 2002, 2001, and 2000 returns are currently under review. The IRS review may possibly result in a reduction of the deductions claimed on the returns and additional income taxes due. In August 2006, the Company settled an IRS audit of the 2003 fiscal year and agreed to a partial reduction of the loss claimed on the federal income tax return for the year. The result of the audit was a reduction of $7.4 million in the cumulative net operating losses carried forward to offset future taxable income. The total net operating losses being carried forward after the IRS audit adjustment is approximately $12.5 million.

Management believes that adequate provisions for income taxes have been reflected in the financial statements and is not aware of any significant exposure items that have not been reflected in the financial statements. Amounts considered probable of settlement within one year have been included in the accrued expenses and other liabilities in the accompanying consolidated balance sheet.

Note 4. Property and Equipment

The cost and accumulated depreciation of property and equipment at August 30, 2006 and August 31, 2005, together with the related estimated useful lives used in computing depreciation and amortization, were as follows:

	August 30, 2006	August 31, 2005	Estimated Useful Lives
	(In thousands)
Land	$53,212	$50,791	─
Restaurant equipment and furnishings	103,855	109,488	3 to 15 years
Buildings	176,213	175,912	20 to 33 years
Leasehold and leasehold improvements	17,389	18,738	Lesser of lease term or estimated useful life
Office furniture and equipment	4,797	4,745	5 to 10 years
Construction in Progress	40	405	5 years
	355,506	360,079
Less accumulated depreciation and amortization	(171,516)	(174,070)
Property and equipment, net	$183,990	$186,009

During fiscal 2006, the Company reviewed the status of restaurant equipment located at all of its restaurants and the capitalized restaurant equipment inventory at its Houston Service Center. In conducting this review, the Company evaluated the condition, location and usefulness of all such assets with respect to their valuation reflected in the Company’s consolidated statement of financial position. As a result of this evaluation, the Company recorded asset retirements, reducing property and equipment by $11.0 million in gross book value and $1.3 million in net book value in fiscal 2006. The resulting $1.3 million charge was reflected in the net loss/(gain) on disposition of property and equipment line item in the Consolidated Statement of Operations.

Note 5. Current Accrued Expenses and Other Liabilities

The following table sets forth current accrued expenses and other liabilities as of August 30, 2006 and August 31, 2005:

	August 30, 2006	August 31, 2005
	(In thousands)
Salaries, compensated absences, incentives, and bonuses	$6,272	$5,115
Operating expenses	1,213	1,321
Unredeemed gift cards/certificates	2,166	2,308
Taxes, other than income	4,279	5,584
Accrued claims and insurance	3,650	4,616
Rent, legal, income taxes and other	5,539	4,001
	$23,119	$22,945

Recent favorable claims experience resulted in a significant reduction in the Company’s reserve requirements for accrued claims and insurance.

Note 6. Other Long-term Liabilities

The following table sets forth other long-term liabilities as of August 30, 2006 and August 31, 2005:

	August 30, 2006	August 31, 2005
	(In thousands)
Workers compensation and general liability insurance reserve	$2,631	$3,086
Deferred rent	3,741	4,141
Deferred compensation	353	641
Reserve for store closings	336	14
Other	28	28
	$7,089	$7,910

Note 7. Debt

Previous Senior Debt
During the mid-1990's, the Company entered into a revolving line-of-credit with a group of four banks. The line was primarily used for financing long-term objectives, including capital acquisitions and a stock repurchase program. These large demands of cash contributed to the capacity under that line-of-credit being fully exhausted in fiscal 2001, at which time the Company received an additional $10.0 million in subordinate financing from its Chief Executive Officer and Chief Operating Officer (see —“Subordinated Notes” below).

In the fourth quarter of fiscal 2004, the Company successfully refinanced its existing senior credit facility with two new instruments. The first was a secured, three-year line of credit for $50.0 million. Of the total line, only $36.3 million was originally drawn in connection with the refinancing. This instrument was funded by a new syndicate of four independent banks.

In addition to the line of credit, the Company concurrently negotiated another secured, three-year term loan for $27.9 million. The term loan was funded by a third-party financial institution not related to any member of the bank group that funded the line of credit.

Primarily proceeds from property sales of under performing units, along with cash flows from operations and new financing were used to pay down all remaining debt under the term loan through August 31, 2005.

Revolving Credit Facility
On August 31, 2005, Luby’s, Inc. entered into an amended and restated, $45.0 million unsecured Revolving Credit Facility (the “Revolving Credit Facility”) among Luby’s, Inc. and a syndicate of three independent banks. The Revolving Credit Facility may, subject to certain terms and conditions, be increased by an additional $15.0 million for a total facility size of $60.0 million. The Revolving Credit Facility allows for up to $10.0 million of the available credit to be extended in the form of letters of credit. The Revolving Credit Facility terminates, and all amounts owing thereunder must be repaid, on August 31, 2008.

At any time throughout the term of the facility, the Company has the option to elect one of two bases of interest rates. One interest rate option is the greater of (a) the federal funds effective rate plus 0.5%, or (b) prime, plus, in either case, an applicable spread that ranges from 0% to 0.25% per annum. The other interest rate option is LIBOR (London InterBank Offered Rate) plus an applicable spread that ranges from 1.00% to 1.75% per annum. The applicable spread under each option is dependent upon certain measures of the Company’s financial performance at the time of election.

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

The Revolving Credit Facility contains customary covenants and restrictions on the Company’s ability to engage in certain activities, including financial performance covenants and limitations on capital expenditures, asset sales and acquisitions, and contains customary events of default. As of November 3, 2006, the Company was in full compliance with all covenants.

All amounts owed by Luby’s, Inc. under the Revolving Credit Facility are guaranteed by its subsidiaries.

The Company’s total outstanding debt, if any, is due and payable on August 31, 2008, under the terms of the Revolving Credit Facility. As of August 30, 2006 and August 31, 2005, the total debt outstanding was $0.0 and $13.5 million, respectively. As of August 30, 2006, $39.9 million was available for borrowing.

At August 30, 2006, the Company had a total of approximately $5.1 million committed under letters of credit which have been issued as security for the payment of insurance obligations classified as accrued expenses on the balance sheet. The available amount, to be issued under letters of credit, was $4.9 million.

Subordinated Notes
In the fourth quarter of fiscal 2001, the Company's President and Chief Executive Officer, Christopher J. Pappas, and the Company's Chief Operating Officer, Harris J. Pappas, loaned the Company a total of $10.0 million in exchange for convertible subordinated notes. The notes, as initially executed, bore interest at LIBOR plus 2.0%, payable quarterly. During the fourth quarter of fiscal 2004, these notes were modified in connection with the refinancing of the Company’s senior debt.

On June 7, 2005, the subordinated notes became convertible at a price of $3.10 per share for approximately 3.2 million shares of common stock. The market price of the Company's common stock on the commitment date (as determined by the closing price on the New York Stock Exchange) was $5.63 per share. The difference between the market price and the lowest possible strike price of $3.10, or $2.53 per share, multiplied by the relative number of convertible shares equals approximately $8.2 million, which represents the beneficial conversion feature. This amount was recorded as both a component of paid-in capital and a discount from the $10.0 million in subordinated notes. The note discount was being amortized using the effective interest method as non-cash interest expense over the original term of the subordinated notes. On August 30, 2005 the notes were converted into 3.2 million shares of the Company’s common stock, under the terms of the amended note agreements discussed further herein. Upon conversion, the unamortized book value of the discount of $8.0 million was written off with a charge to interest expense.

The shares issued pursuant to the conversion were treasury shares that had previously been reserved for such a conversion. At conversion, the excess of the book value of the treasury shares of $69.0 million over the $10 million debt converted resulted in a $59.0 million charge to retained earnings.

Interest Expense
Total interest expense incurred for 2006, 2005, and 2004 was $1.2 million, $14.4 million and $10.3 million, respectively. Interest paid approximated $0.8 million, $4.1 million and $7.9 million in fiscal 2006, 2005 and 2004, respectively.

Interest expense of approximately $0.1 million, $2.7 million, and $2.2 million in fiscal years 2006, 2005, and 2004, respectively, has been allocated to discontinued operations based upon the debt that was required to be repaid as a result of the disposal transactions. After the initiation of the debt refinancing in the fourth quarter of fiscal 2004, only the interest relating to the term loan is reclassified to discontinued operations. No interest was capitalized on qualifying properties in 2006, 2005 or 2004.

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

The Company recognized the following impairment (credits)/charges to income from operations:

	Year Ended
	August 30, 2006	August 31, 2005	August 25, 2004
	(364 days)	(371 days)	(364 days)
	(In thousands, except per share data)

Provision for asset impairments and restaurant closings	$533	$35	$—
Net loss/(gain) on disposition of property and equipment	1,508	(43)	(315)
	$2,041	$(8)	$(315)
Effect on EPS:
Basic	$0.08	$—	$(0.01)
Assuming dilution	$0.07	$—	$(0.01)

Discontinued Operations
From the inception of the Company’s business plan in fiscal 2003 through the plan's completion as of August 30, 2006, the Company has closed 64 operating stores. The operating results of these locations have been reclassified and reported as discontinued operations for all periods presented as required by Statement of Financial Accounting Standards (SFAS) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS No. 144 establishes a single accounting model for long-lived assets to be disposed of by sales and broadens the presentation of discontinued operations to include more disposal transactions. The Company adopted SFAS No. 144 in the first quarter of fiscal 2003, as required. The following table sets forth the sales and pretax losses reported for all discontinued locations:

	Year Ended
	August 30, 2006	August 31, 2005	August 25, 2004
	(364 days)	(371 days)	(364 days)
	(In thousands, except locations)

Sales	$1,091	$4,471	$15,143
Pretax losses	$(1,524)	$(5,008)	$(9,185)
Effect on EPS from pretax losses:
Basic	$(0.06)	$(0.22)	$(0.41)
Assuming dilution	$(0.06)	$(0.21)	$(0.41)

Discontinued locations closed during year	2	7	10

Pursuant to the Company’s business plan, the Company has continued to apply the proceeds from the sale of closed restaurants to pay down its senior debt. Of the total paid down in fiscal 2006, 2005 and 2004, $3.6 million, $13.4 million and $15.3 million, respectively, resulted from sales proceeds related to business plan assets. Proceeds from the sale of properties held for sale as of August 30, 2006, may also be applied to pay down senior debt, if any, but under the terms of the Company’s new credit facility, there is no requirement to do so.

In accordance with EITF 87-24, “Allocation of Interest to Discontinued Operations,” interest on debt that is required to be repaid as a result of a disposal transaction should be allocated to discontinued operations. For fiscal 2006, 2005 and 2004, approximately $137,000, $2.7 million and $2.2 million, respectively, were allocated to discontinued operations. The basis of the allocation to discontinued operations was an application of the credit facility's historical effective interest rates to the portion of the estimated total debt that equals the amount related to current and future business plan disposals as explained in the previous paragraph.

Relative to the business plan, as the Company has formally settled lease terminations or has reached definitive agreements to terminate leases, the related charges have been recorded. For fiscal 2006 and 2005, no lease exit costs associated with the business plan met these criteria and, consequently, were not accrued as of that date. Furthermore, the Company did not accrue future rental costs in instances where locations closed; however, management has the ability to sublease at amounts equal to or greater than the rental costs. The Company does not accrue employee settlement costs; these charges are expensed as incurred.

The following table summarizes discontinued operations for fiscal  2006, 2005, and 2004:

	Year Ended
	August 30, 2006	August 31, 2005	August 25, 2004
	(364 days)	(371 days)	(364 days)
	(In thousands, except per share data)
Impairments	$(778)	$(1,981)	$(5,985)
Gains	745	1,592	4,090
Net impairments	(33)	(389)	(1,895)
Other	(1,491)	(4,619)	(7,290)
Discontinued operations, net of taxes	(1,524)	(5,008)	(9,185)

Effect on EPS from net impairments - decrease - basic	$(0.00)	$(0.02)	$(0.08)

Effect on EPS from discontinued operations - decrease - basic	$(0.06)	$(0.22)	$(0.41)

Within discontinued operations, the Company offsets gains from applicable property disposals against total impairments as described above. The amounts in the table described as Other include allocated interest, lease settlements, employment termination and shut-down costs, as well as operating losses through each restaurant's closing date and carrying costs until the locations are finally disposed of.

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

Property Held for Sale
At August 30, 2006, the Company had a total of three properties recorded at approximately $1.7 million in property held for sale. Of the three properties remaining, one is related to prior disposal plans. On August 31, 2005, the Company had a total of thirteen properties recorded at $9.3 million in property held for sale. Two properties were reclassified from property held for sale to property, plant and equipment during the first quarter fiscal year 2006. These reclassified properties are intended to be used to support operations. During fiscal year 2006, eight properties were sold.

The Company is actively marketing the locations currently classified as property held for sale. Property held for sale consists primarily of already-closed restaurant properties. Property held for sale is valued at the lower of net depreciable value or net realizable value.

The Company’s results of discontinued operations will be affected to the extent proceeds from the sales exceed or are less than net book value.

A rollforward of property held for sale for fiscal 2006 and 2005 is provided below (in thousands):

Balance as of August 25, 2004	$24,594
Net transfers to/from property held for sale	1,693
Disposals	(17,088)
Net impairment charges	147
Balance as of August 31, 2005	9,346
Net transfers to/from property held for sale	(1,582)
Disposals	(6,686)
Net increase in net realizable value	583
Balance as of August 30, 2006	$1,661

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

Surety Bonds
By February 15, 2006, the Company replaced the $5 million in surety bonds with letters of credit under the Company’s Revolving Credit Facility. See Note 7, “Debt”, above. This replacement allowed for a reduction in the required amount of security to cover the estimated insurance obligations and provide the Company with a more cost-effective collateral option as security for these obligations.

Note 10. Operating Leases

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

Annual future minimum lease payments under noncancelable operating leases with terms in excess of one year as of August 30, 2006, are as follows:

Year Ending:	(In thousands)
August 29, 2007	4,343
August 27, 2008	4,113
August 26, 2009	3,849
August 25, 2010	3,457
August 24, 2011	3,320
Thereafter	16,006
Total minimum lease payments	$35,088

Most of the leases are for periods of ten to twenty-five years and provide for contingent rentals based on sales in excess of a base amount. Total rent expense for operating leases for the last three fiscal years was as follows:

	Year Ended
	August 30, 2006	August 31, 2005	August 25, 2004
	(In thousands, except percentages)

Minimum rent-facilities	$3,985	$4,109	$4,574
Contingent rentals	—	192	290
Minimum rent-equipment	423	68	—
Total rent expense (including amounts in discontinued operations)	$4,408	$4,369	$4,864
Percent of sales	1.4%	1.4%	1.7%

See Note 12, “Related Parties”, below for lease payments associated with related parties.

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

Note 11.  Employee Benefit Plans and Agreements

Stock Options
The Company has an Executive Stock Option Plan as well as Incentive Stock Plans for officers and employees together (“Employee Stock Plans”) and a Non-employee Director Stock Option Plan for non-employee directors. These plans authorize the granting of stock options, restricted stock, and other types of awards consistent with the purpose of the plans. The number of shares authorized for issuance under the Company's plans as of August 30, 2006 totals approximately 5.2 million, of which approximately 2.1 million shares are available for future issuance. Stock options granted under the Incentive Stock Plans and the Non-employee Director Stock Option Plan have an exercise price equal to the market price of the Company's common stock at the date of grant. Option awards under the Executive Stock Option Plan vest 50% on the first anniversary of the grant date, 25% on the second anniversary of the grant date, and the remaining 25% on the third anniversary of the grant date and expire ten years from the grant date. Option awards under the Employee Stock Plans generally vest 25% each year on the anniversary of the grant date and expire six to ten years from the grant date. Option awards under the Non-employee Director Stock Option Plan generally vest 100% on the first anniversary of the grant date and expire ten years from the grant date.

In connection with their employment agreements effective March 9, 2001, the CEO and the COO were granted approximately 2.2 million stock options at a strike price of $5.00 per share, which was below the quoted market price on the date of grant. From that date through the end of fiscal 2004, the Company recognized a total of $5.2 million in non-cash compensation expense associated with these options. Total expenses of $679,000 were recognized in fiscal 2004. The Company has listed on the New York Stock Exchange additional shares which would permit full exercise of the options. As of November 3, 2006, neither the Chief Executive Officer nor the Chief Operating Office has exercised any of these options.

Effective September 1, 2005, the Company adopted the fair value recognition provisions of SFAS No. 123R using the modified prospective method. Under this method, compensation cost in fiscal 2006 includes the portion of awards vesting in the period for (a) all share-based payments granted prior to, but not vested as of August 31, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS No.123 and (b) all share-based payments granted subsequent to August 31, 2005, based on the grant date fair value estimated using the Black-Scholes option pricing model. Before adoption of SFAS No. 123R, pro forma disclosures reflected the fair value of each option grant estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

	Fiscal Year Ended
	August 30, 2006
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

The adoption of SFAS No. 123R increased general and administrative expenses, thereby decreasing the Company's reported operating income, income before income taxes and reported net income for fiscal year 2006 by approximately $386,000, and reduced both basic and diluted net income per share by $0.01. The expense, before income tax effect, is reflected in general and administrative expenses. The Company's adoption of SFAS No. 123R did not affect operating income, income before income taxes, net income, cash flow from operations, cash flow from financing activities, or basic and diluted net income per share in the comparable periods of fiscal years 2005 and 2004.

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

If the Company had used the fair value based accounting method for stock compensation expense prescribed by SFAS Nos. 123 and 148 for fiscal years 2005 and 2004, the Company's consolidated net income and net income per share would have been decreased to the pro-forma amounts illustrated as follows:

	August 31, 2005	August 25, 2004
	(in thousands, except per share data)

Net income (loss), as reported	$3,448	$(3,122)
Add: Stock-based employee compensation expense included in reported net income (loss), net of related tax effects (a)	-	679
Deduct: Total stock-based employee compensation expense determined under fair-value-based method for all awards, net of related tax effects (a)	(277)	(1,208)
Pro forma net income (loss)	$3,171	$(3,651)
Net income (loss) per share as reported:
Basic	$0.15	$(0.14)
Assuming dilution	$0.15	$(0.14)
Pro forma net income (loss) per share:
Basic	$0.14	$(0.16)
Assuming dilution	$0.14	$(0.16)

(a)Income taxes were offset by a valuation allowance. See Note 3, “Income Taxes”, above.

Partly in anticipation of the adoption of SFAS No.123R, in recent years the Company has adjusted the mix of employee long-term incentive compensation by reducing stock options awarded and increasing certain cash-based compensation and other equity based awards. Compensation cost for share-based payment arrangements recognized in general and administrative expenses for fiscal 2006 was approximately $386,000 for stock options and $49,000 for restricted stock. The total income tax effect of these expenses was offset by a valuation allowance and, therefore, no benefit was recognized in the income statement for fiscal 2006 for share-based compensation arrangements.

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

•
The Company estimated volatility using its historical share price performance over the expected life of the option. Management considered the guidance in SFAS No. 123R and believes the historical estimated volatility is materially indicative of expectations about expected future volatility.

•	The Company uses the simplified method outlined in SEC Staff Accounting Bulletin No. 107 to estimate expected lives for options granted during the period.

•	The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant for the expected term of the option.

•	The expected dividend yield is based on the Company's current dividend yield and the best estimate of projected dividend yield for future periods within the expected life of the option.

Fiscal Year Ended
August 30, 2006
Dividend yield	0.0%
Volatility	61.9%
Risk-free interest rate	4.27%
Expected life (in years)	4.25

A summary of the Company's stock option activity for the three years ended August 30, 2006, August 31, 2005 and August 25, 2004 is presented in the following table:

	Shares Under Fixed Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
			(Years)	(In thousands)
Outstanding at August 27, 2003	3,920,598	$7.96	5.35	$11
Granted	20,000	4.47
Exercised	(7,500)	5.44
Forfeited/Expired	(399,569)	14.30
Outstanding at August 25, 2004	3,533,529	7.22	4.81	3,962
Granted	16,000	6.45
Exercised	(190,850)	6.29
Forfeited/Expired	(606,047)	14.66
Outstanding at August 31, 2005	2,752,632	5.65	4.92	20,747
Granted	228,900	12.84
Exercised	(122,450)	8.87
Forfeited/Expired	(128,000)	11.18
Outstanding at August 30, 2006	2,731,082	$5.85	4.39	$11,475
Exercisable at August 30, 2006	2,502,182	$5.21	4.32	$11,475

The weighted-average grant-date fair value of options granted during fiscal year 2006 was $6.72 per share. The intrinsic value for stock options is defined as the difference between the current market value and the grant price. The total intrinsic value of options exercised during fiscal 2006 was approximately $496,000.

Exercise prices for options outstanding as of August 30, 2006, range from $1.98 to $17.125 per share. The weighted-average remaining contractual life of these options is 4.39 years. Excluding 2,240,000 executive stock options with an exercise price of $5.00 per share, the exercisable options as of August 30, 2006, have a weighted-average exercise price of $6.987 per share.

During fiscal year 2006, cash received from options exercised was approximately $1.1 million, and the calculated but unrecognized tax benefit for the tax deductions from stock options exercised totaled approximately $173,000.

Options Outstanding and Exercisable by Price Range
As of August 30, 2006

Options Outstanding						Options Exercisable
Range of Exercise Prices			Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price

$1.9800	—	$4.4700	38,000	6.87	$3.0284	38,000	$3.0284
5.0000	—	5.0000	2,240,000	4.52	5.0000	2,240,000	5.0000
5.4375	—	8.6400	192,850	1.92	6.8976	192,850	6.8976
9.4200	—	9.4200	14,000	0.90	9.4200	14,000	9.4200
10.8125	—	10.8125	4,000	3.38	10.8125	4,000	10.8125
12.3000	—	12.3000	61,900	5.21	12.3000	—	—
12.9200	—	12.9200	131,000	5.19	12.9200	—	—
13.4500	—	13.4500	36,000	5.11	13.4500	—	—
15.4375	—	15.4375	10,000	2.36	15.4375	10,000	15.4375
17.1250	—	17.1250	3,332	1.90	17.1250	3,332	17.1250
$1.9800	—	$17.1250	2,731,082	4.39	$5.8475	2,502,182	$5.2082

At August 30, 2006 and August 31, 2005, the number of incentive stock option shares available to be granted under the plans was 1,875,000 and 1,907,250 shares, respectively.

Restricted Stock
Restricted stock grants consist of the Company's common stock and generally vest after three years, with the exception of current grants under the Nonemployee Director Stock Option Plan, which vest when granted due to the fact that they are granted in lieu of a cash payment. All restricted stock grants are cliff-vested. Restricted stock awards are valued at the average market price of the Company's common stock at the date of grant.

A summary of the Company's restricted stock activity during the fiscal year 2006 is presented in the following table:

	Restricted Stock Units	Fair Value	Weighted-Average Remaining Contractual Term	Weighted-Average Grant Date
		(Per share)	(In years)
Unvested at September 1, 2005	—	—	—	—
Granted	32,175	$12.24	0.79	1/12/06
Vested	(15,825)	12.17		3/06/06
Forfeited	—	—	—	—
Unvested at August 30, 2006	16,350	12.32	1.55	11/21/05

At August 30, 2006, there was approximately $1.4 million of total unrecognized compensation cost related to unvested share-based compensation arrangements that is expected to be recognized over a weighted-average period of 2.75 years.

Supplemental Executive Retirement Plan
The Company has a Supplemental Executive Retirement Plan (“SERP”) designed to provide benefits for selected officers at normal retirement age with 25 years of service equal to 50% of their final average compensation offset by Social Security, profit sharing benefits, and deferred compensation. Some of the officers designated to participate in the plan have retired and are receiving benefits under the plan. Accrued benefits of all actively employed participants become fully vested upon termination of the plan or a change in control (as defined in the plan). The plan is unfunded, and the Company is obligated to make benefit payments solely on a current disbursement basis. None of the named executive officers participate in the Supplemental Executive Retirement Plan. On December 6, 2005, the Board of Directors voted to amend the SERP and suspend the further accrual of benefits and participation.

As a result a curtailment gain of approximately $88,000 was recognized, as required under the provisions of FASB Statement No. 88, "Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits". The net benefit recognizes for this plan for the years ended August 30, 2006, August 31, 2005, and August 25, 2004 was approximately $86,000, $129,000, and $188,000, respectively, and the unfunded accrued liability included in “Other Liabilities” on the Company’s consolidated balance sheet as of August 30, 2006 and August 31, 2005 was approximately $229,000 and $337,000, respectively.

Nonemployee Director Phantom Stock Plan
Under the Company’s Nonemployee Director Phantom Stock Plan (“Phantom Stock Plan”), nonemployee directors deferred portions of their retainer and meeting fees which, along with certain matching incentives, were credited to phantom stock accounts in the form of phantom shares priced at the market value of the Company’s common stock on the date of grant. Additionally, the phantom stock accounts were credited with dividends, if any, paid on the common stock represented by phantom shares. Authorized shares (100,000 shares) under the Phantom Stock Plan were fully depleted in early fiscal year 2003 and as such, no deferrals, incentives or dividends have been credited to phantom stock accounts since then. As participants cease to be directors, their phantom shares are converted into an equal number of shares of common stock and issued from the Company’s treasury stock. As of August 30, 2006, approximately 29,600 phantom shares remained unissued under the Phantom Stock Plan.

401(k) Plan
The Company has a voluntary 401(k) employee savings plan to provide substantially all employees of the Company an opportunity to accumulate personal funds for their retirement. These contributions may be made on a pre-tax basis to the plan, and the Company matches 25% of participants' contributions of up to 4% of their salary. The net expense recognized in connection with the employer match feature of the voluntary 401(k) employee savings plan for the years ended August 30, 2006, August 31, 2005, and August 25, 2004, was $178,000, $192,000, and $201,000, respectively.

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

The Company continues to make payments to former employees or their beneficiaries under a previous plan that provides retirement, death, and disability benefits for certain highly compensated executives. All benefits under this plan were fully accrued prior to fiscal year 2000, and future benefits payable amount to approximately $91,000 at August 30, 2006.

Profit Sharing Plan
In fiscal 2004, the Company terminated its profit sharing and retirement plan (the “Plan”) and is in the process of making distributions to all Plan participants. The Plan covered substantially all employees who had attained the age of 21 years and had completed one year of continuous service. It was administered by a corporate trustee, was a “qualified plan” under Section 401(a) of the Internal Revenue Code, and provided for the payment of the employee's vested portion of the Plan upon retirement, termination, disability, or death. The Plan had been funded by contributions of a portion of the net earnings of the Company and was amended effective August 31, 2001 to make all contributions discretionary. No annual contributions to the Plan were made in fiscal 2006, 2005, or 2004.

Note 12. Related Parties

Affiliate Services
The Chief Executive Officer and Chief Operating Officer of the Company, Christopher J. Pappas and Harris J. Pappas, respectively, own two restaurant entities (the “Pappas entities”) that may provide services to Luby's, Inc. as detailed in the Affiliate Services Agreement and the Master Sales Agreement. Under the terms of the Affiliate Services Agreement, the Pappas entities may provide accounting, architectural, and general business services. No costs were incurred relative to the Affiliate Services Agreement in fiscal 2006. The total costs incurred relative to the Affiliate Services Agreements, which expired on December 31, 2005, were $5,000 and $1,000 in fiscal 2005 and 2004, respectively.

Under the terms of the Master Sales Agreement, the Pappas entities may provide specialized (customized) equipment fabrication and basic equipment maintenance, including stainless steel stoves, shelving, rolling carts, and chef tables. The total costs under the Master Sales Agreement of custom-fabricated and refurbished equipment in fiscal 2006, 2005, and 2004 were approximately $107,000, $174,000, and $113,000, respectively.

Operating Leases
The Company also entered into a three-year lease which commenced on June 1, 2001 and expired on May 31, 2004. This lease is currently effective on a month-to-month basis. The leased property, referred to as the Houston Service Center, is used to accommodate the Company's own in-house repair and fabrication center. The Company paid approximately $82,000, $88,000, and $82,000, in fiscal 2006, 2005, and 2004, respectively, pursuant to the terms of this lease.

The Company previously leased from an unrelated third party a location used to house increased equipment inventories due to store closures under the business plan. The Company considered it more prudent to lease this location rather than to pursue purchasing a storage facility, as its strategy is to focus its capital expenditures on its operating restaurants. In a separate transaction, the third-party property owner sold the location to the Pappas entities during the fourth quarter of fiscal 2003, with the Pappas entities becoming the Company's landlord for that location effective August 1, 2003. The storage site complements the Houston Service Center with approximately 27,000 square feet of warehouse space at an approximate monthly rate of $0.21 per square foot. The Company paid approximately $67,000, $72,000 and $69,000 in fiscal 2006, 2005 and 2004, respectively, pursuant to the terms of this lease.

In the third quarter of fiscal 2004, Christopher J. and Harris J. Pappas became partners in a limited partnership which purchased a retail strip center in Houston, Texas. Messrs. Pappas own a 50% limited partnership and a 50% general partnership interest. One of the Company's restaurants has rented approximately 7% of the space in that center since July 1969. No changes were made to the Company's lease terms as a result of the transfer of ownership of the center to the new partnership. The Company paid approximately $266,000, $276,000 and $83,000 in fiscal 2006, 2005 and 2004, respectively, pursuant to the terms of this lease.

Affiliated rents paid for the Houston Service Center, the separate storage facility, the Dallas property and the Houston property leases combined represented 9.8%, 8.8%, and 5.6% of total rents for continuing operations for fiscal 2006, 2005, and 2004, respectively.

Subordinated Notes
Refer to Note 7, “Debt”, above for information on the subordinated notes.

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

Key Management Personnel
In November 2005, Christopher and Harris Pappas entered into new employment agreements expiring in August 2008. Both continue to devote their primary time and business efforts to Luby's, while maintaining their roles at Pappas Restaurants, Inc.

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

Paulette Gerukos, Vice President of Human Resources of the Company, is the sister-in-law of Harris J. Pappas, the Chief Operating Officer.

Note 13. Common Stock

In 1991, the Board of Directors adopted a Shareholder Rights Plan and declared a dividend of one common stock purchase right for each outstanding share of common stock. The rights are not initially exercisable. The Company amended the Shareholder Rights Plan effective February 27, 2004, to extend the expiration date to April 16, 2007. The rights may become exercisable under circumstances described in the plan if any person or group becomes the beneficial owner of 15% or more of the common stock or announces a tender or exchange offer, the completion of which would result in the ownership by a person or group of 15% or more of the common stock (either, an “Acquiring Person”). Once the rights become exercisable, each right will be exercisable to purchase, for $27.50 (the “Purchase Price”), one-half of one share of common stock, par value $0.32 per share, of the Company. If any person becomes an Acquiring Person, each right will entitle the holder, other than the Acquiring Person, to acquire for the Purchase Price a number of shares of the Company's common stock having a market value of four times the Purchase Price.

In connection with the employment of Christopher J. Pappas, the Company's President and Chief Executive Officer, and Harris J. Pappas, the Company's Chief Operating Officer, the Shareholder Rights Plan, as amended, exempts from the operation of the plan Messrs. Pappas' ownership of the Company's common stock to March 8, 2001 (and certain additional shares permitted to be acquired), shares acquired upon their election to convert the subordinated notes on August 31, 2005, and certain shares of common stock which may be acquired in connection with options issued on the date of their employment.

The Company has approximately 3.2 million shares of common stock reserved for issuance upon the exercise of outstanding stock options.

Treasury Shares
The Company's treasury shares are reserved for two purposes: the issuance of shares to Messrs. Pappas upon exercise of the options granted to them on March 9, 2001, and the issuance of shares under the Company's Nonemployee Director Phantom Stock Plan. The Company has listed on the New York Stock Exchange additional shares to permit full exercise of Messrs. Pappas options.

Note 14. Per Share Information

A reconciliation of the numerators and denominators of basic earnings per share and earnings per share assuming dilution is shown in the table below:

	Year Ended
	August 30, 2006	August 31, 2005	August 25, 2004
	(In thousands, except per share data)
Numerator:
Income from continuing operations	$21,085	$8,456	$6,063
Net income (loss)	$19,561	$3,448	$(3,122)
Denominator:
Denominator for basic earnings per share - weighted-average shares	26,024	22,608	22,470
Effect of potentially dilutive securities:
Employee and non-employee stock options	1,377	802	149
Phantom stock	30	43	60
Restricted stock	13	2	—

Denominator for earnings per share -assuming dilution	27,444	23,455	22,679
Income from continuing operations:
Basic	$0.81	$0.37	$0.27
Assuming dilution (a)	$0.77	$0.36	$0.27
Net income (loss) per share:
Basic	$0.75	$0.15	$(0.14)
Assuming dilution (a)	$0.71	$0.15	$(0.14)

(a) Potentially dilutive shares that were not included in the computation of net income (loss) per share because to do so would have been antidilutive amounted to zero shares in fiscal 2006, 3,219,000 shares in fiscal 2005, and 2,216,000 in fiscal 2004 (including the dilutive effect of the convertible subordinated notes). Additionally, stock options with exercise prices exceeding current market prices that were excluded from the computation of net income (loss) per share amounted to 207,000 shares in fiscal 2006, 484,000 shares in fiscal 2005, and 2,495,000 shares in fiscal 2004.

Note 15. Quarterly Financial Information

The Company's quarterly financial information has been affected by reclassifications to discontinued operations in accordance with the disposal of operating units under the Company's business plan. The following is a summary of quarterly unaudited financial information for fiscal 2006 and 2005, including those reclassifications.

	Quarter Ended (a)
	August 30, 2006	May 10, 2006	February 15, 2006	November 23, 2005
	(112 days)	(84 days)	(84 days)	(84 days)
	(In thousands except per share data)

Sales	$99,070	$77,954	$75,034	$72,582
Gross profit (c)	39,347	30,749	28,757	27,106
Income from continuing operations	7,605	6,825	3,341	3,314
Discontinued operations	(465)	77	(45)	(1,091)
Net income	7,140	6,902	3,296	2,223
Net income per share:
Basic	0.27	0.26	0.13	0.09
Assuming dilution	0.26	0.25	0.12	0.08

	Quarter Ended (a)
	August 31, 2005(b)	May 4, 2005	February 9, 2005	November 17, 2004
	(119 days)	(84 days)	(84 days)	(84 days)
	(In thousands except per share data)

Sales	$104,293	$75,371	$70,969	$67,768
Gross profit (c)	40,564	29,157	26,477	23,602
Income (loss) from continuing operations	177	6,040	2,666	(427)
Discontinued operations	(2,037)	(2,336)	(39)	(596)
Net income (loss)	(1,860)	3,704	2,627	(1,023)
Net income (loss) per share:
Basic	(0.08)	0.16	0.12	(0.05)
Assuming dilution	(0.08)	0.15	0.11	(0.05)

(a) The quarter ended August 30, 2006 consists of four four-week periods and the quarter ended August 31, 2005 consisted of three four-week periods and one five-week period. All other quarters presented represent three four-week periods.
(b) Results include a write-off of $8.0 million associated with the conversion of the Company’s convertible subordinated debt (see Note 7, “Debt”, above).
(c) Represents “Sales” less “Cost of Food” and “Payroll and Related Costs”, as classified in the Consolidated Statement of Operation for each period presented.

Note 16. Subsequent Events

On October 19, 2006, pursuant to the Luby’s Incentive Stock Plan, the Company’s Board of Directors approved grants of options to purchase shares of the Company’s common stock for the following executive officers: Christopher J. Pappas, President and Chief Executive Officer (86,089 options); Harris J. Pappas, Chief Operating Officer (86,089 options); Ernest Pekmezaris, Senior Vice President and Chief Financial Officer (23,658 options); and Peter Tropoli, Senior Vice President, General Counsel and Secretary (23,658 options). The exercise price of each stock option is $10.18, the closing market price on the date of the grant, and the options vest and become exercisable in equal installments on each of the first four anniversaries of the date of grant. Vested options must be exercised within six years of the grant date.

The Board also approved grants of the Company’s common stock in the form of restricted stock. Mr. Pekmezaris received 3,286 shares of restricted stock, and Mr. Tropoli received 3,154 shares of restricted stock. The restricted stock fully vests and becomes unrestricted on October 19, 2009. The restricted stock is valued at the closing price of the Company’s common stock of $10.18 per share on October 19, 2006. If not vested, the restricted stock will automatically expire and terminate, and will be forfeited to the Company, on the date that the grantee’s employment is terminated, except upon retirement on or after the grantee’s 65th birthday, death, permanent and total disability, a leave of absence by the grantee or a change of control of the Company, as defined in the award agreement.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Control and Procedures
Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of August 30, 2006. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of August 30, 2006, our disclosure controls and procedures were effective in providing reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. For Management’s Report on Internal Control over Financial Report, see “Financial Statements and Supplementary Data - Report of Management” in Item 8 of this report.

Changes in Internal Control over Financial Reporting
There were no changes in the Company's internal control over financial reporting during the quarter ended August 30, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors and Executive Officers of the Registrant

There is incorporated in this Item 10 by reference that portion of our definitive proxy statement for the 2007 annual meeting of shareholders appearing therein under the captions “Election of Directors,” “Corporate Governance,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Executive Officers,” and “Certain Relationships and Related Transactions.”

We have in place a Policy Guide on Standards of Conduct and Ethics applicable to all employees, as well as the board of directors, and Supplemental Standards of Conduct and Ethics for the CEO, CFO, Controller, and all senior financial officers. This Policy Guide and the Supplemental Standards were filed as exhibits to the Annual Report on Form 10-K for the fiscal year ended August 27, 2003 and can be found on our website at www.lubys.com. We intend to satisfy the disclosure requirement under Item 5.05 of Form 8-K regarding amendments to or waivers from the code of ethics or supplementary code of ethics by posting such information on our website at www.lubys.com.

Item 11. Executive Compensation

There is incorporated in this Item 11 by reference that portion of our definitive proxy statement for the 2007 annual meeting of shareholders appearing therein under the captions “Director Compensation,” “Executive Compensation Committee Report,” “Executive Officers,” and “Certain Relationships and Related Transactions.”

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

There is incorporated in this Item 12 by reference that portion of our definitive proxy statement for the 2007 annual meeting of shareholders appearing therein under the captions “Ownership of Equity Securities in the Company” and “Principal Shareholders.”

Securities authorized under our equity compensation plans as of August 30, 2006, were as follows:

	(a)	(b)	(c)

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans Excluding Securities Reflected in Column (a))

Equity compensation plans previously approved by security holders	262,182	$6.99	1,875,000
Equity compensation plans not previously approved by security holders	2,269,625	5.02	—

Total	2,531,807	$5.23	1,875,000

Item 13. Certain Relationships and Related Transactions

There is incorporated in this Item 13 by reference that portion of our definitive proxy statement for the 2007 annual meeting of shareholders appearing therein under the caption “Certain Relationships and Related Transactions.”

Item 14. Principal Accountant Fees and Services

There is incorporated in this Item 14 by reference that portion of our definitive proxy statement for the 2007 annual meeting of shareholders appearing therein under the caption “Fees Paid To The Independent Auditor.”

PART IV

Item 15.  Exhibits, Financial Statement Schedules

1. Financial Statements

The following financial statements are filed as part of this Report:

Consolidated balance sheets at August 30, 2006, and August 31, 2005

Consolidated statements of operations for each of the three years in the period ended August 30, 2006

Consolidated statements of shareholders' equity for each of the three years in the period ended August 30, 2006

Consolidated statements of cash flows for each of the three years in the period ended August 30, 2006

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

4(f)
Credit Agreement dated August 31, 2005, among Luby's, Inc., the lenders party thereto, Wells Fargo Bank, National Association and Amegy Bank, National Association, as Documentation Agents, and JPMorgan Chase Bank, National Association, as Administrative Agent (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K dated August 31, 2005, and incorporated herein by reference).

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
Amended and Restated Non-employee Director Stock Plan of Luby's, Inc. approved by the shareholders of Luby's, Inc. on January 20, 2005 (filed as Exhibit 10(ee) to the Company's Quarterly Report on Form 10-Q for the quarter ended February 9, 2005, and incorporated herein by reference).*

10(h)
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
Amended and Restated Luby’s Incentive Stock Plan adopted January 19, 2006 (filed as Exhibit 10(ee) to the Company's Quarterly Report on Form 10-Q for the quarter ended February 15, 2006, and incorporated herein by reference).*

10(n)
Registration Rights Agreement dated March 9, 2001, by and among Luby's, Inc., Christopher J. Pappas, and Harris J. Pappas (filed as Exhibit 10.4 to the Company's Current Report on Form 8-K dated March 9, 2001, and incorporated herein by reference).

10(o)
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

10(w)
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

10(y)
Agreement dated June 7, 2004, by and among Luby's, Inc., Christopher J. Pappas, and Harris J. Pappas (filed as Exhibit 4(s) to the Company's Quarterly Report on Form 10-Q for the quarter ended May 5, 2004, and incorporated herein by reference).

10(z)
First Amendment to Purchase Agreement dated June 7, 2004, by and among Luby's, Inc., Harris J. Pappas, and Christopher J. Pappas (filed as Exhibit 4(s) to the Company's Quarterly Report on Form 10-Q for the quarter ended May 5, 2004, and incorporated herein by reference).

10(aa)
Employment Agreement dated November 9, 2005, between Luby's, Inc. and Christopher J. Pappas (filed as Exhibit 10(y) to the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2005, and incorporated herein by reference).*

10(bb)
Employment Agreement dated November 9, 2005, between Luby's, Inc. and Harris J. Pappas (filed as Exhibit 10(z) to the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2005, and incorporated herein by reference).*

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

21	Subsidiaries of registrant.

23	Consent of Ernst & Young LLP.

31.1	Rule 13a-14(a)/15d-14(a) certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Rule 13a-14(a)/15d-14(a) certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Section 1350 certification of the Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Section 1350 certification of the Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99(a)	Corporate Governance Guidelines of Luby's, Inc., as amended October 28, 2004.

*	Denotes management contract or compensatory plan or arrangement.
**
Information required to be presented in Exhibit 11 is provided in Note 14 “Per Share Information” of the Notes to Consolidated Financial Statements under Part II, Item 8 of this Form 10-K in accordance with the provisions of FASB Statement of Financial Accounting Standards (SFAS) No. 128, Earnings per Share.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

November 13, 2006	LUBY'S, INC.
Date	(Registrant)

By:	/s/Christopher J. Pappas
Christopher J. Pappas
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature and Date	Name and Title

/s/GASPER MIR, III	Gasper Mir, III, Director and Chairman of the Board
November 13, 2006

/s/CHRISTOPHER J. PAPPAS	Christopher J. Pappas, Director, President and Chief Executive Officer
November 13, 2006

/s/HARRIS J. PAPPAS	Harris J. Pappas, Director, and Chief Operating Officer
November 13, 2006

/s/ERNEST PEKMEZARIS	Ernest Pekmezaris, Senior Vice President and Chief Financial Officer
November 13, 2006

/s/JUDITH B. CRAVEN	Judith B. Craven, Director
November 13, 2006

/s/ARTHUR R. EMERSON	Arthur R. Emerson, Director
November 13, 2006

/s/JILL GRIFFIN	Jill Griffin, Director
November 13, 2006

/s/J.S.B. JENKINS	J.S.B. Jenkins, Director
November 13, 2006

/s/FRANK MARKANTONIS	Frank Markantonis, Director
November 13, 2006

/s/JOE C. MC KINNEY	Joe C. McKinney, Director
November 13, 2006

/s/JIM W. WOLIVER	Jim W. Woliver, Director
November 13, 2006

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

4(f)
Credit Agreement, dated August 31, 2005, among Luby’s, Inc., the lenders party thereto, Wells Fargo Bank, National Association and Amegy Bank, National Association, as Documentation Agents, and JPMorgan Chase Bank, National Association, as Administrative Agent (filed as Exhibit 10.1, to the Company’s current report on Form 8-K dated August 31, 2005, and incorporated herein by reference.

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

10(y)
Employment Agreement dated November 9, 2005, between Luby's, Inc. and Christopher J. Pappas. (filed as Exhibit 10(y) to the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2005, and incorporated herein by reference).*

10(z)
Employment Agreement dated November 9, 2005, between Luby's, Inc. and Harris J. Pappas (filed as Exhibit 10(z) to the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2005, and incorporated herein by reference).*

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

21	Subsidiaries of Registrant

23	Consent of Ernst & Young LLP.

31.1	Rule 13a-14(a)/15d-14(a) certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Rule 13a-14(a)/15d-14(a) certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Section 1350 certification of the Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Section 1350 certification of the Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99(a)	Corporate Governance Guidelines of Luby's, Inc., as amended October 28, 2004.

*	Denotes management contract or compensatory plan or arrangement.
**
Information required to be presented in Exhibit 11 is provided in Note 14 “Per Share Information” of the Notes to Consolidated Financial Statements under Part II, Item 8 of this Form 10-K in accordance with the provisions of FASB Statement of Financial Accounting Standards (SFAS) No. 128, Earnings per Share.