Form 10-Q
period 2006-11-22
LUBYS INC
filed 2006-12-21
CIK 16099

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 22, 2006
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

As of December 15, 2006, there were 26,087,677 shares of the registrant's Common Stock, par value $0.32 per share, outstanding, which does not include 1,676,403 treasury shares.

Luby's, Inc.
Form 10-Q
Quarter ended November 22, 2006

Additional Information
Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports are available free of charge via hyperlink on our website at www.lubys.com. We make these reports available as soon as reasonably practicable upon filing with the SEC. Information on our website is not incorporated into this report.

Part I - FINANCIAL INFORMATION

Item 1.	Financial Statements

Luby's, Inc.
Consolidated Balance Sheets
(In thousands, except share data)

	November 22,	August 30,
	2006	2006
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$9,322	$9,715
Short-term investments	9,328	—
Trade accounts and other receivables, net	616	1,461
Food and supply inventories	3,724	2,392
Prepaid expenses	2,734	1,609
Deferred income taxes	907	1,160
Total current assets	26,631	16,337
Property and equipment, net	183,165	183,990
Property held for sale	1,661	1,661
Deferred income taxes	2,842	3,600
Other assets	1,003	1,111
Total assets	$215,302	$206,699

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$15,373	$10,932
Accrued expenses and other liabilities	25,212	23,119
Total current liabilities	40,585	34,051
Other liabilities	6,941	7,089
Total liabilities	47,526	41,140
Commitments and Contingencies
SHAREHOLDERS' EQUITY
Common stock, $0.32 par value; 100,000,000 shares authorized; 27,764,080 shares and 27,748,983 shares issued and outstanding as of November 22, 2006 and August 30, 2006, respectively	8,884	8,880
Paid-in capital	41,997	41,699
Retained earnings	152,499	150,584
Less cost of treasury stock, 1,676,403 shares	(35,604)	(35,604)
Total shareholders' equity	167,776	165,559
Total liabilities and shareholders' equity	$215,302	$206,699

The accompanying notes are an integral part of these consolidated financial statements.

Luby's, Inc.
Consolidated Statements of Operations (unaudited)
(In thousands except per share data)

	Quarter Ended
	November 22,	November 23,
	2006	2005
	(84 days)	(84 days)
SALES	$73,686	$72,582
COSTS AND EXPENSES:
Cost of food	19,815	19,707
Payroll and related costs	25,155	25,768
Other operating expenses	16,846	15,935
Depreciation and amortization	3,585	3,548
General and administrative expenses	5,191	4,622
Reversal of asset impairments and restaurant closings	—	(167)
Net loss/(gain) on disposition of property and equipment	182	(174)
Total costs and expenses	70,774	69,239
INCOME FROM OPERATIONS	2,912	3,343
Interest income	171	25
Interest expense	(193)	(274)
Other income, net	212	238
Income before income taxes and discontinued operations	3,102	3,332
Provision for income taxes	1,095	18
Income from continuing operations	2,007	3,314
Discontinued operations, net of income taxes	(92)	(1,091)
NET INCOME	$1,915	$2,223
Income per share - from continuing operations
- basic	$0.08	$0.13
- assuming dilution	$0.07	$0.12
Loss per share - from discontinued operations
- basic	$—	$(0.04)
- assuming dilution	$—	$(0.04)
Net income per share
- basic	$0.07	$0.09
- assuming dilution	$0.07	$0.08
Weighted average shares outstanding:
- basic	26,080	25,955
- assuming dilution	27,102	27,325

The accompanying notes are an integral part of these consolidated financial statements.

Luby's, Inc.
Consolidated Statement of Shareholders' Equity (unaudited)
(In thousands)

	Common Stock						Total
	Issued		Treasury		Paid-In	Retained	Shareholders'
	Shares	Amount	Shares	Amount	Capital	Earnings	Equity
BALANCE AT AUGUST 30, 2006	27,749	$8,880	(1,676)	$(35,604)	$41,699	$$150,584	$165,559
Net income year-to-date	—	—	—	—	—	1,915	1,915
Common stock issued under director benefit plans	5	1	—	—	52	—	53
Common stock issued under employee benefit plans	10	3	—	—	51	—	54
Share-based compensation expense	—	—	—	—	195	—	195
BALANCE AT NOVEMBER 22, 2006	27,764	$8,884	(1,676)	$(35,604)	$41,997	$152,499	$167,776

The accompanying notes are an integral part of these consolidated financial statements.

Luby's, Inc.
Consolidated Statements of Cash Flows (unaudited)
(In thousands)

	Quarter Ended
	November 22,	November 23,
	2006	2005
	(84 days)	(84 days)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,915	$2,223
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for asset impairments, net of gains/losses on property sales	220	415
Depreciation and amortization	3,585	3,553
Amortization of debt issuance cost	108	107
Non-cash compensation expense	82	43
Share-based compensation expense	166	69
Deferred income tax expense	1,011	46
Cash provided by operating activities before changes in operating assets and liabilities	7,087	6,456
Changes in operating assets and liabilities:
Decrease in trade accounts and other receivables	845	35
Increase in food and supply inventories	(1,332)	(1,423)
Increase in prepaid expenses and other assets	(1,125)	(640)
Increase (decrease) in accounts payable, accrued expenses and other liabilities	6,386	(677)
Net cash provided by operating activities(a)	11,861	3,751
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of short-term investments	(9,328)	—
Proceeds from redemption/maturity of short-term investments	—	8
Proceeds from disposal of assets and property held for sale	32	1,716
Purchases of property and equipment	(3,012)	(2,336)
Net cash used in investing activities	(12,308)	(612)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of debt	—	(3,500)
Proceeds received on exercise of stock options	54	768
Net cash provided (used in) financing activities	54	(2,732)
Net increase (decrease) in cash and cash equivalents	(393)	407
Cash and cash equivalents at beginning of period	9,715	2,789
Cash and cash equivalents at end of period	$9,322	$3,196

(a) Cash interest payments amounted to approximately $38,000 for the quarter ended November 22, 2006 and $266,000 for the quarter ended November 23, 2005.

The accompanying notes are an integral part of these consolidated financial statements.

Luby's, Inc.
Notes to Consolidated Financial Statements (unaudited)
November 22, 2006

Note 1.	Basis of Presentation

The accompanying unaudited consolidated financial statements of Luby's, Inc. (the "Company" or "Luby's") have been prepared in accordance with U.S. Generally Accepted Accounting Principles ("GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements as they are prepared for the Company's Annual Report on Form 10-K.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the period ended November 22, 2006, are not necessarily indicative of the results that may be expected for the fiscal year ending August 29, 2007.

The balance sheet dated August 30, 2006, included in this Form 10-Q, has been derived from the audited financial statements at that date.  However, this Form 10-Q does not include all of the information and footnotes required by GAAP for an annual filing of complete financial statements.  Therefore, these financial statements should be read in conjunction with the consolidated financial statements and footnotes included in Luby's Annual Report on Form 10-K for the fiscal year ended August 30, 2006.

Certain accounts and prior period results have been reclassified to provide more meaningful comparability to the Company's current presentation. Prior period results have been reclassified to show the retroactive effect of discontinued operations.

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

Note 3.	Short-Term Investments

Short-term investments consist of commercial paper instruments that the Company intends to hold until maturity. As such, these investments are accounted for as held-to-maturity securities as provided under Statement of Financial Accounting Standards (“SFAS”) No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” Under the provisions of SFAS No. 115, these held-to-maturity investments are carried at amortized cost, which approximates fair value, and the related interest income is recognized as earned, ratably over the term of each investment. As of November 22, 2006, the maturity dates of short-term investments held by the Company ranged from January 29, 2007 through April 12, 2007, with an initial maturity of less than one year. No unrecognized gains or losses were realized on these investments during either of the quarters ended November 22, 2006 or November 23, 2005.

Note 4.	Income Taxes

For the quarter ended November 22, 2006, including both continuing and discontinued operations, the Company generated gross taxable income of approximately $4.0 million. In addition, the Company incurred an Alternative Minimum Tax (“AMT”) liability of approximately $84,000. The AMT liability may be used as a credit in the future if regular income tax exceeds future AMT. No actual cash payments of estimated income taxes were made during either the first quarter of 2007 or the first quarter of 2006. For the 2006 and 2005 fiscal years combined, including both continuing and discontinued operations, the Company generated gross taxable income of approximately $15.4 million which was offset by net operating loss carryforwards from prior years. However, the Company incurred an AMT liability of approximately $341,000 for the 2006 and 2005 fiscal years combined.

For fiscal years 2004 and 2003, including both continuing and discontinued operations, the Company generated net operating loss carryforwards of approximately $4.0 million and $31.7 million. Due to the Company’s cumulative loss carryforward position, no federal income taxes were paid in fiscal 2004 or fiscal 2003. The balance of the net operating loss carryovers at the end of fiscal year 2006 was approximately $12.5 million. At the end of the first quarter fiscal 2007, which ended November 22, 2006, remaining net operating loss carryovers were approximately $8.4 million. These carryforwards will expire in 2023 and 2024, if not utilized.

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

Because of the Company’s continued financial profitability and expected future results of operations, it was determined in fiscal year 2006 that it was more likely than not that these tax assets were realizable and, accordingly, they were recognized as provided under SFAS No. 109, “Accounting for Income Taxes.” Consequently, during fiscal 2006, the Company offset all of its fiscal 2006 tax expenses against the valuation allowance. The remaining balance of the valuation allowance was reversed during the third and fourth quarters of fiscal 2006 as the Company recognized a previously unrecognized non-cash income tax benefit.

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

The cost and accumulated depreciation of property and equipment at November 22, 2006 and August 30, 2006, together with the related estimated useful lives used in computing depreciation and amortization, were as follows:

	November 22, 2006	August 30, 2006	Estimated Useful Lives
	(In thousands)
Land	$53,212	$53,212	—
Restaurant equipment and furnishings	104,408	103,855	3 to 15 years
Buildings	176,399	176,213	20 to 33 years
Leasehold and leasehold improvements	17,389	17,389	Lesser of lease term or estimated useful life
Office furniture and equipment	4,886	4,797	5 to 10 years
Construction in progress	62	40	—
	356,356	355,506
Less accumulated depreciation and amortization	(173,191)	(171,516)
Property and equipment, net	$183,165	$183,990

Note 6.	Impairment of Long-Lived Assets and Store Closings/Discontinued Operations

Impairment of Long-Lived Assets and Store Closings
The Company periodically evaluates long-lived assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company estimates future cash flows expected to result from the use and possible disposition of the asset and will recognize an impairment loss when the sum of the undiscounted estimated future cash flows is less than the carrying amounts of such assets. The estimates of future cash flows, based on reasonable and supportable assumptions and projections, require management's subjective judgments. The span of time for which future cash flows are estimated is often lengthy, which increases the sensitivity to assumptions made. Depending on the assumptions and estimates used, the estimated future cash flows projected in the evaluation of long-lived assets can vary within a wide range of outcomes. The Company considers the likelihood of possible outcomes in determining the best estimate of future cash flows. The measurement for such an impairment loss is then based on the fair value of the asset as determined by either discounted cash flows or appraisals. With respect to continuing operations, writedowns associated with these impairment analyses, as well as actual exit costs incurred for store closings are reflected in the “Provision for (Reversal of) Asset Impairments and Restaurant Closings.”

Discontinued Operations
From the inception of the Company’s business plan in fiscal 2003 through the plan’s completion as of August 30, 2006, the Company has closed 64 operating stores. The operating results of these locations have been reclassified and reported as discontinued operations for all periods prior to fiscal 2007 as required by SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS No. 144 establishes a single accounting model for long-lived assets to be disposed of by sales and broadens the presentation of discontinued operations to include more disposal transactions.

The following table sets forth the sales and pretax losses reported for all discontinued locations:

	Quarter Ended
	November 22, 2006	November 23, 2005
	(84 days)	(84 days)
	(In thousands, except locations and per share data)
Sales	$—	$709
Pretax losses	$(92)	$(1,091)
Effect on EPS from pretax losses:
Basic	$—	$(0.04)
Assuming dilution	$—	$(0.04)
Discontinued locations closed during the period	—	—

Relative to the business plan, as the Company has formally settled lease terminations or has reached definitive agreements to terminate leases, the related charges have been recorded. For the periods presented, no lease exit costs associated with the business plan met these criteria and, consequently in accordance with SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” were not accrued as of that date. Furthermore, the Company did not accrue future rental costs in instances where locations closed; however, management has the ability to sublease at amounts equal to or greater than the rental costs. The Company does not accrue employee settlement costs; these charges are expensed as incurred.

The following table summarizes discontinued operations for the periods presented:

	Quarter Ended
	November 22, 2006	November 23, 2005
	(84 days)	(84 days)
	(In thousands, except per share data)
Impairments	$—	$(429)
Gains (Losses)	(4)	84
Net impairments	(4)	(345)
Other	(88)	(746)
Discontinued operations	(92)	(1,091)
Effect on EPS from net impairments - decrease - basic	$—	$(0.01)

Effect on EPS from discontinued operations - decrease - basic	$—	$(0.04)

Within discontinued operations, the Company offsets gains from applicable property disposals against total impairments as described above. The amounts in the table described as “Other” include allocated interest, lease settlements, employment termination and shut-down costs, as well as operating losses through each restaurant's closing date and carrying costs until the locations are finally disposed.

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

Property Held for Sale
At November 22, 2006 and August 30, 2006, the Company had a total of three properties recorded at approximately $1.7 million in property held for sale. Of the three properties remaining, one is related to prior disposal plans.

The Company is actively marketing the locations currently classified as property held for sale. Property held for sale consists primarily of already-closed restaurant properties. Property held for sale is valued at the lower of net depreciable value or net realizable value.

The Company’s results of discontinued operations will be affected to the extent proceeds from the sales exceed or are less than net book value.

Note 7.	Commitments and Contingencies

Off-Balance-Sheet Arrangements
With the exception of operating leases, the Company has no off-balance sheet structured financing arrangements.

Pending Claims
The Company presently, and from time to time, is subject to pending claims and lawsuits arising in the ordinary course of business. In the opinion of management, the resolution of any pending legal proceedings will not have a material adverse effect on the Company's operations or financial position.

Note 8.	Related Parties

Affiliate Services
The Chief Executive Officer and Chief Operating Officer of the Company, Christopher J. Pappas and Harris J. Pappas, respectively, own two restaurant entities (the “Pappas entities”) that may provide services to Luby's, Inc. as detailed in the Master Sales Agreement dated December 9, 2005 among the Company and the Pappas entities.

Under the terms of the Master Sales Agreement, the Pappas entities may provide specialized (customized) equipment fabrication and basic equipment maintenance, including stainless steel stoves, shelving, rolling carts, and chef tables. The total costs under the Master Sales Agreement of custom-fabricated and refurbished equipment in the first quarter of each of fiscal year 2007 and 2006 were approximately $0 and $2,400, respectively. Services provided under this agreement are subject to review and approval by the Finance and Audit Committee.

Operating Leases
The Company also entered into a three-year lease with the Pappas entities which commenced on June 1, 2001 and expired on May 31, 2004. This lease is currently effective on a month-to-month basis. The leased property, referred to as the Houston Service Center, is used to accommodate the Company's own in-house repair and fabrication center. The Company paid approximately $13,600 and $20,400, in the first quarter of each of fiscal year 2007 and 2006, respectively, pursuant to the terms of this lease.

The Company previously leased from an unrelated third party a location used to house increased equipment inventories due to store closures under the business plan. The Company considered it more prudent to lease this location rather than to pursue purchasing a storage facility, as its strategy is to focus its capital expenditures on its operating restaurants. In a separate transaction, the third-party property owner sold the location to the Pappas entities during the fourth quarter of fiscal 2003, with the Pappas entities becoming the Company's landlord for that location effective August 1, 2003. The storage site complements the Houston Service Center with approximately 27,000 square feet of warehouse space at an approximate monthly rate of $0.21 per square foot. The Company paid approximately $11,800 and $16,677 in the first quarter of each of fiscal year 2007 and 2006, respectively, pursuant to the terms of this lease.

Late in the third quarter of fiscal 2004, Messrs. Pappas became partners in a limited partnership which purchased a retail strip center in Houston, Texas. Messrs. Pappas own a 50% limited partner interest and a 50% general partner interest in the limited partnership. A third party company manages the center. One of the Company’s restaurants has rented approximately 7% of the space in that center since July of 1969. No changes were made to the Company’s lease terms as a result of the transfer of ownership of the center to the new partnership. The Company made payments of $44,438 during the first quarter of fiscal year 2007 and $41,625 during the first quarter of fiscal year 2006 under the lease agreement, which currently includes an annual base rate of $14.64 per square foot. In light of the fact that no renewal options remained under the original 1969 lease, on November 22, 2006, the Company executed a new lease agreement with respect to this property. The new lease agreement provides for a primary term, beginning in the calendar year 2008, of approximately 12 years with two subsequent five-year options, and it gives the landlord an option to buy out the tenant on or after the calendar year 2015 by paying the then unamortized cost of improvements to the tenant. The Company will owe, under the lease, $16.65 per square foot plus maintenance, taxes, and insurance for the calendar year 2008. Thereafter, the lease provides for reasonable increases in rent at set intervals. The new lease agreement was approved by the Finance and Audit Committee.

Affiliated rents paid for the Houston Service Center, the separate storage facility and the Houston property leases combined represented 7.9% and 9.8% of total rents for continuing operations for the first quarter of each of fiscal year 2007 and 2006, respectively.

	Quarter Ended
	November 22, 2006	November 23, 2005
	(84 days)	(84 days)
	(In thousands, except percentages)
AFFILIATED COSTS INCURRED:
Capital expenditures - custom-fabricated and refurbished equipment	$0	$2
Other operating expenses, including property leases	82	82
Total	$82	$84
RELATIVE TOTAL COMPANY COSTS:
General and administrative expenses	$5,191	$4,622
Capital expenditures	3,012	2,336
Other operating expenses	16,846	15,935
Total	$25,049	$22,893
AFFILIATED COSTS INCURRED AS A PERCENTAGE OF RELATIVE TOTAL COMPANY COSTS
Fiscal year to date	0.33%	0.37%

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

Paulette Gerukos, Vice President of Human Resources of the Company, is the sister-in-law of Harris J. Pappas, the Chief Operating Officer.

Note 9.	Share-Based Compensation

Stock Options
The Company has an Executive Stock Option Plan as well as Incentive Stock Plans for officers and employees together (“Employee Stock Plans”) and a Non-employee Director Stock Option Plan for non-employee directors, who are defined as employees under the provisions of SFAS No. 123R, “Share-Based Payments (Revised 2004).”  These plans authorize the granting of stock options, restricted stock, and other types of awards consistent with the purpose of the plans. The number of shares authorized for issuance under the Company's plans as of November 22, 2006 totals approximately 5.2 million, of which approximately 1.8 million shares are available for future issuance. Stock options granted under the Incentive Stock Plans and the Non-employee Director Stock Option Plan have an exercise price equal to the market price of the Company's common stock at the date of grant. Option awards under the Executive Stock Option Plan vest 50% on the first anniversary of the grant date, 25% on the second anniversary of the grant date, and the remaining 25% on the third anniversary of the grant date and expire ten years from the grant date. Option awards under the Employee Stock Plans generally vest 25% each year on the anniversary of the grant date and expire six to ten years from the grant date. Option awards under the Non-employee Director Stock Option Plan generally vest 100% on the first anniversary of the grant date and expire ten years from the grant date.

Effective September 1, 2005, the Company adopted the fair value recognition provisions of SFAS No. 123R using the modified prospective method. Under this method, compensation cost for the first quarter of each of fiscal year 2007 and 2006 includes the portion of awards vesting in the period for (a) all share-based payments granted prior to, but not vested as of August 31, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS No.123 and (b) all share-based payments granted subsequent to August 31, 2005, based on the grant date fair value estimated using the Black-Scholes option pricing model. The Company had no cumulative effect adjustment upon adoption of SFAS No. 123R under the modified prospective method. The Company's policy is to recognize compensation cost for awards with only service conditions and a graded vesting schedule on a straight line basis over the requisite service period for the entire award.

The adoption of SFAS No. 123R increased general and administrative expenses, thereby decreasing the Company's reported operating income and income before taxes by approximately $166,000 ($.01 per share, both basic and fully diluted), and reported net income by approximately $108,000 (no per share effect) for the first quarter of fiscal year 2007. For the first quarter of fiscal year 2006, reported operating income, income before taxes and net income were reduced by approximately $69,000 with no per share impact.

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

•	The Company uses the simplified method outlined in SEC Staff Accounting Bulletin No. 107 to estimate expected lives for options granted during the period.

•	The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant for the expected term of the option.

•	The expected dividend yield is based on the Company's current dividend yield and the best estimate of projected dividend yield for future periods within the expected life of the option.

Quarter Ended
November 22, 2006
Dividend yield	0.0%
Volatility	61.1%
Risk-free interest rate	4.48%
Expected life (in years)	4.25

A summary of the Company's stock option activity for the quarter ended November 22, 2006.

	Shares Under Fixed Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
			(Years)	(In thousands)
Outstanding at August 30, 2006	2,731,082	$5.85	4.39	$11,475
Granted	314,604	10.18
Exercised	(10,000)	5.44
Forfeited/Expired	(38,250)	5.55
Outstanding at November 22, 2006	2,997,436	6.31	4.41	15,102

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

A summary of the Company's restricted stock activity during the first quarter of fiscal year 2007 is presented in the following table:

	Restricted Stock Units	Fair Value	Weighted-Average Remaining Contractual Term	Weighted-Average Grant Date
		(Per share)	(In years)
Unvested at August 30, 2006	16,350	$12.32	1.55	11/21/05
Granted	29,221	10.20	2.40	10/15/06
Vested	(5,097)	10.30		10/1/06
Forfeited	—	—	—	—
Unvested at November 22, 2006	40,474	11.04	2.54	6/7/06

Note 10.	Share-Net Earnings Per Share

Basic net income per share is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding for the reporting period. Diluted net income per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. For the calculation of diluted net income per share, the basic weighted average number of shares is increased by the dilutive effect of restricted stock, phantom stock, and stock options determined using the treasury stock method. Stock options with exercise prices exceeding current market prices that were excluded from the computation of net income per share amounted to approximately 246,000 shares and 48,000 shares for the quarters ended November 22, 2006 and November 23, 2005, respectively.

The components of basic and diluted net income (loss) per share are as follows:

	Quarter Ended
	November 22, 2006	November 23, 2005
	(84 days)	(84 days)
	(In thousands, except per share data)
Numerator:
Income from continuing operations	$2,007	$3,314
Net income	$1,915	$2,223
Denominator:
Denominator for basic earnings per share - weighted-average shares	26,080	25,955
Effect of potentially dilutive securities:
Stock options	966	1,339
Phantom stock	30	30
Restricted stock	26	1
Denominator for earnings per share - assuming dilution	27,102	27,325
Income from continuing operations:
Basic	$0.08	$0.13
Assuming dilution	$0.07	$0.12
Net income per share:
Basic	$0.07	$0.09
Assuming dilution	$0.07	$0.08

Note 11.	New Accounting Pronouncements

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

On September 13, 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin (“SAB”) No. 108, “Considering the Effect of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” SAB 108 provides guidance on evaluating the materiality of prior periods’ misstatements, quantifying the effects of correcting misstatements in the current period and criteria for restatement of prior periods. SAB 108 is effective for fiscal years beginning after November 15, 2006. The Company plans to adopt this guidance effective for fiscal year 2008, and does not expect its adoption to have a material impact on its financial position, results of operations or cash flows.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management's discussion and analysis of financial condition and results of operations should be read in conjunction with the consolidated financial statements and footnotes for the period ended November 22, 2006, and the audited financial statements filed on Form 10-K for the fiscal year ended August 30, 2006.

Overview
As of December 15, 2006, we operated 128 restaurants, of which 126 are traditional cafeterias and two primarily serve seafood. These establishments are located in close proximity to retail centers, business developments and residential areas in five states. Of the 128 restaurants, 93 are locations owned by us and 35 are on leased premises.

Reclassification of Discontinued Operations
Our business plan, as approved in fiscal year 2003, called for the closure of over 50 locations. In accordance with the plan, the entire fiscal activity of the applicable stores closed after the inception of the plan and through the plan’s completion on August 30, 2006 has been reclassified to discontinued operations. For comparison purposes, prior period results related to these same locations have also been reclassified to discontinued operations.

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

Hurricane Impact
Hurricane Rita impacted a number of our markets during the first quarter of fiscal year 2006 as we were forced to temporarily close many stores due to mandatory evacuations and subsequent power outages. We experienced a store closure impact of 236 store days of operations due to Hurricane Rita. One unit in Port Arthur, Texas suffered permanent damage and the lease has been terminated. All other restaurants impacted by the storm suffered minimal damage and were reopened soon after the storm passed. The store closure impact on our results of operations was offset by increased traffic at certain units and catering events relating to the hurricane relief effort. The effects of the storm on the Company’s financial position and results of operations were accounted for in accordance with Technical Practice Aid 5400-05, “Accounting and Disclosure for losses from Natural Disasters - Non-Governmental Entities.”

RESULTS OF OPERATIONS

Quarter ended November 22, 2006 compared to the quarter ended November 23, 2005
Sales increased approximately $1.1 million, or 1.5%, in the first quarter of fiscal year 2007 compared to the first quarter of fiscal year 2006. On a same-store basis, sales increased by approximately $1.2 million, or 1.7%.

Food costs increased approximately $0.1 million, or 0.5%, in the first quarter of fiscal year 2007 compared with the same quarter of fiscal year 2006. Food costs as a percentage of sales decreased 0.3%, to 26.9% in the first quarter 2007 from 27.2% in the first quarter 2006. The Company continues to manage food costs by offering menu items and combination meals with favorable cost structures and by employing a variety of other cost control measures.

Payroll and related costs decreased approximately $0.6 million, or 2.4%, in the first quarter of fiscal year 2007 compared with the same quarter of fiscal year 2006. Payroll and related costs as a percentage of sales decreased 1.4%, to 34.1% in the first quarter 2007 from 35.5% in the first quarter 2006, primarily due to continued focus on productivity resulting in lower store labor costs.

Other operating expenses increased by approximately $0.9 million, or 5.7%, in the first quarter of fiscal year 2007 compared with the same quarter of fiscal year 2006. As a percentage of sales, other operating expenses increased 0.9% due to higher costs for repairs and maintenance, restaurant supplies, and utilities.

General and administrative expenses increased by approximately $0.6 million, or 12.3%, when compared to the same quarter of the prior year.  As a percentage of sales, general and administrative expenses increased to 7.0% in the first quarter 2007, from 6.4% in the first quarter 2006, primarily due to increased corporate salaries, share-based compensation expense and staffing costs related to our new culinary services initiative to provide service at healthcare facilities.

Asset impairment reversals and restaurant closing costs decreased by approximately $0.2 million in the first quarter of fiscal 2007 compared with fiscal 2006, as there were no impairment reversals in fiscal 2007.

The net loss (gain) on disposition of property and equipment increased by approximately $0.4 million in fiscal 2007 compared with fiscal 2006. This change is primarily due to a net gain on disposition of property in 2006.

Interest income increased by approximately $0.1 million due to increases in cash and cash equivalents available for investment in interest-bearing instruments.

Interest expense, decreased approximately $0.1 million as a result of our reduction in outstanding debt.

Other income decreased slightly in the first quarter of 2007, due to a decrease in prepaid state sales tax discounts.

The income tax provision for the first quarter of 2007 reflects the tax effect of the pre-tax income recognized for the period. For the first quarter of fiscal year 2006, the income tax expense represents a provision for alternative minimum tax. No regular income tax expense was recognized for the tax effect of pre-tax income for the first quarter of 2006, because of the utilization of net operating loss carryforwards and the release of the related valuation allowance.

The loss from discontinued operations decreased by approximately $1.0 million in the first quarter of fiscal year 2007 compared with the same quarter of fiscal year 2006. This decrease is primarily due to lease settlement and asset impairment costs associated with discontinued operations in 2006.

LIQUIDITY AND CAPITAL RESOURCES

Cash and Cash Equivalents and Short-Term Investments
Cash and cash equivalents and short-term investments increased by $8.9 million from the end of fiscal 2006 to November 22, 2006, primarily due to cash flows from operations partially offset by capital expenditures.

Working Capital
We had a working capital deficit of $14.0 million as of November 22, 2006, which represented a $3.7 million improvement compared to $17.7 million as of August 30, 2006. We expect to meet our working capital requirements through cash flows from operations and availability under the Revolving Credit Facility.

Capital Expenditures
Capital expenditures for the first quarter of fiscal year 2007 were approximately $3.0 million. We primarily used our capital funds to maintain our investment in existing operating units. We expect to be able to fund all capital expenditures in fiscal 2007 using cash flows from operations and our available credit. Under our credit facility, $25.0 million plus a limited unused prior-year carryover amount, subject to certain terms, are available for funding capital expenditures in fiscal 2007. We expect to spend approximately $20.0 million to $24.0 million on capital expenditures in fiscal 2007.

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

We also pay a quarterly commitment fee based on the unused portion of the Revolving Credit Facility, which is also dependent upon our financial performance, ranging from 0.25% to 0.35% per annum. We also are obligated to pay certain fees in respect to any letters of credit issued as well as an administrative fee to the lender acting as administrative agent. Finally, on August 31, 2005, we were obligated to pay the lenders a one-time fee in connection with the closing of the Revolving Credit Facility.

The Revolving Credit Facility contains customary covenants and restrictions on our ability to engage in certain activities, including financial performance covenants and limitations on capital expenditures, asset sales and acquisitions, and contains customary events of default. As of November 22, 2006, we were in full compliance with all covenants.

All amounts owed by us under the Revolving Credit Facility are guaranteed by our subsidiaries. As of November 22, 2006, no amounts were outstanding under the Revolving Credit Facility.

Additionally, at November 22, 2006, we had a total of approximately $4.3 million committed under letters of credit which have been issued as security for the payment of insurance obligations classified as accrued expenses on the balance sheet. An additional $5.7 million may be issued under letters of credit.

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

Income Taxes
We record the estimated future tax effects of temporary differences between the tax bases of assets and liabilities and amounts reported in the accompanying consolidated balance sheets, as well as operating loss and tax credit carrybacks and carryforwards. We periodically review the recoverability of tax assets recorded on the balance sheet and provide valuation allowances as management deems necessary. Management makes judgments as to the interpretation of the tax laws that might be challenged upon an audit and cause changes to previous estimates of tax liability. In addition, we operated within multiple taxing jurisdictions and are subject to audit in these jurisdictions. In management's opinion, adequate provisions for income taxes have been made for all years. Historically, the Internal Revenue Service (“IRS”) periodically has reviewed our company. We are currently under review for the 2002, 2001 and 2000 fiscal years. The IRS review could result in a reduction of the deductions claimed on our returns and additional income taxes due.

Impairment of Long-Lived Assets
We periodically evaluate long-lived assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. We estimate future cash flows expected to result from the use and possible disposition of the asset and will recognize an impairment loss when the sum of the undiscounted estimated future cash flows is less than the carrying amounts of such assets. The estimates of future cash flows, based on reasonable and supportable assumptions and projections, require management's subjective judgments. The span of time for which future cash flows are estimated is often lengthy, which increases the sensitivity to assumptions made. Depending on the assumptions and estimates used, the estimated future cash flows projected in the evaluation of long-lived assets can vary within a wide range of outcomes. We consider the likelihood of possible outcomes in determining the best estimate of future cash flows. The measurement for such an impairment loss is then based on the fair value of the asset as determined by either discounted cash flows or appraisals.

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

The significant assumptions made by the actuary to estimate self-insurance reserves, including incurred but not reported claims, are as follows: (1) historical patterns of loss development will continue in the future as they have in the past (Loss Development Method), (2) historical trend patterns and loss cost levels will continue in the future as they have in the past (Bornhuetter-Ferguson Method), and (3) historical claim counts and exposures are used to calculate historical frequency rates and average claim costs are analyzed to get a projected severity (Frequency and Severity Method). The results of these methods are blended by the actuary to provide the reserves estimates. The third party actuary utilizes methods and assumptions that are in accordance with generally accepted actuarial practices and we believe the conclusions reached are reasonable.

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

In some cases, investors can identify these statements by forward-looking words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “outlook,” “may,” “should,” “will,” and “would” or similar words. Forward-looking statements are based on certain assumptions and analyses made by management in light of their experience and perception of historical trends, current conditions, expected future developments and other factors we believe are relevant. Although management believes that their assumptions are reasonable based on information currently available, those assumptions are subject to significant risks and uncertainties, many of which are outside of our control. The following factors, as well as the factors set forth in Item 1A of our Annual Report on Form 10-K for the fiscal year ended August 30, 2006 and any other cautionary language in this Form 10-Q, provide examples of risks, uncertainties, and events that may cause our financial and operational results to differ materially from the expectations described in our forward-looking statements:

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
• the effects of inflation;
• the availability of credit;
• unfavorable publicity relating to operations, including publicity concerning food quality, illness or other health concerns or labor relations; and
• the continued service of key management personnel.

Each forward-looking statement speaks only as of the date of this Form 10-Q, and we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. Investors should be aware that the occurrence of the events described above and elsewhere in this Form 10-Q could have material adverse effect on our business, results of operations, cash flows and financial condition.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risk from changes in interest rates affecting our variable-rate debt. As of November 22, 2006, the total amount of debt subject to interest rate fluctuations outstanding under our Revolving Credit Facility was zero.

Although we are not currently using interest rate swaps, we have previously used and may in the future use these instruments to manage cash flow risk on a portion of our variable-rate debt.

Item 4.	Controls and Procedures

Evaluation of Disclosure Control and Procedures
Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of November 22, 2006. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of November 22, 2006, our disclosure controls and procedures were effective in providing reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control over Financial Reporting
There were no changes in the Company's internal control over financial reporting during the quarter ended November 22, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

LUBY'S, INC.
(Registrant)

Date:	December 21, 2006	By:	/s/Christopher J. Pappas
Christopher J. Pappas
President and
Chief Executive Officer

Date:	December 21, 2006	By:	/s/Ernest Pekmezaris
Ernest Pekmezaris
Senior Vice President and
Chief Financial Officer