Form 10-Q
period 2007-02-14
LUBYS INC
filed 2007-03-23
CIK 16099

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 14, 2007
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period From _____ to _____

Commission file number 001-08308

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

As of March 16, 2007, there were 26,122,624 shares of the registrant's Common Stock, par value $0.32 per share, outstanding, which does not include 1,676,403 treasury shares.

Luby's, Inc.
Form 10-Q
Quarter ended February 14, 2007

Additional Information
Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports are available free of charge via hyperlink on our website at www.lubys.com. We make these reports available as soon as reasonably practicable upon filing with the SEC. Information on our website is not incorporated into this report.

Part I - FINANCIAL INFORMATION

Item 1.	Financial Statements

Luby's, Inc.
Consolidated Balance Sheets
(In thousands, except share data)

	February 14,	August 30,
	2007	2006
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$4,270	$9,715
Short-term investments	13,996	—
Trade accounts and other receivables, net	416	1,461
Food and supply inventories	2,445	2,392
Prepaid expenses	1,690	1,609
Deferred income taxes	828	1,160
Total current assets	23,645	16,337
Property and equipment, net	182,840	183,990
Property held for sale	1,446	1,661
Deferred income taxes	1,968	3,600
Other assets	920	1,111
Total assets	$210,819	$206,699

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$11,833	$10,932
Accrued expenses and other liabilities	22,163	23,119
Total current liabilities	33,996	34,051
Other liabilities	6,616	7,089
Total liabilities	40,612	41,140
Commitments and Contingencies
SHAREHOLDERS' EQUITY
Common stock, $0.32 par value; 100,000,000 shares authorized; 27,799,027 shares and 27,748,983 shares issued and outstanding as of February 14, 2007 and August 30, 2006, respectively	8,896	8,880
Paid-in capital	42,534	41,699
Retained earnings	154,381	150,584
Less cost of treasury stock, 1,676,403 shares	(35,604)	(35,604)
Total shareholders' equity	170,207	165,559
Total liabilities and shareholders' equity	$210,819	$206,699

The accompanying notes are an integral part of these consolidated financial statements.

Luby's, Inc.
Consolidated Statements of Operations (unaudited)
(In thousands except per share data)

	Quarter Ended		Two Quarters Ended
	February 14,	February 15,	February 14,	February 15,
	2007	2006	2007	2006
	(84 days)	(84 days)	(168 days)	(168 days)

SALES	$72,129	$75,034	$145,815	$147,615
COSTS AND EXPENSES:
Cost of food	19,557	20,224	39,372	39,931
Payroll and related costs	24,337	26,055	49,640	51,823
Other operating expenses	16,256	16,482	33,103	32,418
Depreciation and amortization	3,570	3,567	7,155	7,115
General and administrative expenses	4,981	5,151	10,023	9,771
Asset impairments and restaurant closings	190	—	190	(167)
Net loss/(gain) on disposition of property and equipment	312	259	494	(7)
Total costs and expenses	69,203	71,738	139,977	140,884
INCOME FROM OPERATIONS	2,926	3,296	5,838	6,731
Interest income	242	68	412	93
Interest expense	(199)	(247)	(391)	(520)
Other income, net	198	270	409	415
Income before income taxes and discontinued operations	3,167	3,387	6,268	6,719
Provision for income taxes	1,114	45	2,209	64
Income from continuing operations	2,053	3,342	4,059	6,655
Discontinued operations, net of income taxes	(171)	(45)	(262)	(1,135)
NET INCOME	$1,882	$3,297	$3,797	$5,520
Income per share - from continuing operations
- basic	$0.08	$0.13	$0.16	$0.26
- assuming dilution	0.08	0.12	0.15	0.24
Loss per share - from discontinued operations
- basic	$(0.01)	$—	$(0.01)	$(0.05)
- assuming dilution	(0.01)	—	(0.01)	(0.04)
Net income per share
- basic	$0.07	$0.13	$0.15	$0.21
- assuming dilution	0.07	0.12	0.14	0.20
Weighted average shares outstanding:
- basic	26,101	26,020	26,090	25,988
- assuming dilution	27,238	27,536	27,170	27,481

The accompanying notes are an integral part of these consolidated financial statements.

Luby's, Inc.
Consolidated Statement of Shareholders' Equity (unaudited)
(In thousands)

	Common Stock						Total
	Issued		Treasury		Paid-In	Retained	Shareholders'
	Shares	Amount	Shares	Amount	Capital	Earnings	Equity
BALANCE AT AUGUST 30, 2006	27,749	$8,880	(1,676)	$(35,604)	$41,699	$150,584	$165,559
Net income year-to-date	—	—	—	—	—	3,797	3,797
Common stock issued under director benefit plans	10	1	—	—	108	—	109
Common stock issued under employee benefit plans	40	15	—	—	298	—	313
Share-based compensation expense	—	—	—	—	429	—	429
BALANCE AT FEBRUARY 14, 2007	27,799	$8,896	(1,676)	$(35,604)	$42,534	$154,381	$170,207

The accompanying notes are an integral part of these consolidated financial statements.

Luby's, Inc.
Consolidated Statements of Cash Flows (unaudited)
(In thousands)

	Two Quarters Ended
	February 14,	February 15,
	2007	2006
	(168 days)	(168 days)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$3,797	$5,520
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for asset impairments, net of gains/losses on property sales	908	436
Depreciation and amortization	7,155	7,122
Amortization of debt issuance cost	215	216
Non-cash compensation expense	109	86
Share-based compensation expense	429	195
Deferred income tax expense	1,964	93
Cash provided by operating activities before changes in operating assets and liabilities	14,577	13,668
Changes in operating assets and liabilities:
(Increase) decrease in trade accounts and other receivables, net	1,045	(283)
Increase in food and supply inventories	(53)	(324)
Increase in prepaid expenses and other assets	(105)	(1,343)
Decrease in accounts payable, accrued expenses and other liabilities	(653)	(2,749)
Net cash provided by operating activities	14,811	8,969
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from redemption/maturity of short-term investments	6,399	1,667
Purchases of short-term investments	(20,395)	—
Proceeds from disposal of assets and property held for sale	70	3,697
Purchases of property and equipment	(6,643)	(6,131)
Net cash used in investing activities	(20,569)	(767)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of debt	—	2,000
Repayment of debt	—	(8,300)
Proceeds received on exercise of stock options	313	937
Net cash provided by (used in) financing activities	313	(5,363)
Net increase (decrease) in cash and cash equivalents	(5,445)	2,839
Cash and cash equivalents at beginning of period	9,715	2,789
Cash and cash equivalents at end of period	$4,270	$5,628
Cash paid for:
Income taxes	$167	$181
Interest	76	416

The accompanying notes are an integral part of these consolidated financial statements.

Luby's, Inc.
Notes to Consolidated Financial Statements (unaudited)
February 14, 2007

Note 1.	Basis of Presentation

The accompanying unaudited consolidated financial statements of Luby's, Inc. (the "Company" or "Luby's") have been prepared in accordance with U.S. Generally Accepted Accounting Principles ("GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements as they are prepared for the Company's Annual Report on Form 10-K.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the period ended February 14, 2007, are not necessarily indicative of the results that may be expected for the fiscal year ending August 29, 2007.

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

Certain accounts and prior period results have been reclassified to provide more meaningful comparability to the Company's current presentation. Prior period results have been reclassified to show the retroactive effect of discontinued operations. To conform with the current year presentation, the Company has reclassified prior periods’ presentation of interest expense, net by presenting the gross amounts of interest income and interest expense. Additionally, certain amounts previously reported as “Accounts Payable” have been reclassified to “Accrued Expenses and Other Liabilities” to conform with the current presentation, which represents a more appropriate description of the nature of these liabilities.

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

Short-term investments consist of commercial paper instruments that the Company intends to hold until maturity. As such, these investments are accounted for as held-to-maturity securities as provided under Statement of Financial Accounting Standards (“SFAS”) No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” Under the provisions of SFAS No. 115, these held-to-maturity investments are carried at amortized cost, which approximates fair value, and the related interest income is recognized as earned, ratably over the term of each investment. As of February 14, 2007, the maturity dates of short-term investments held by the Company ranged from March 13, 2007 through August 1, 2007, with an initial maturity of less than one year.

Note 4.	Income Taxes

For the two quarters ended February 14, 2007, including both continuing and discontinued operations, the Company generated gross taxable income of approximately $7.5 million which will be offset by net operating loss carryforwards from prior years. In addition, the Company incurred an Alternative Minimum Tax (“AMT”) liability of approximately $153,000. The AMT liability may be used as a credit in the future if regular income tax exceeds future AMT.

For the fiscal year ended August 30, 2006, including both continuing and discontinued operations, the Company generated gross taxable income of approximately $12.4 million, which was offset by net operating loss carryforwards from prior years. However, the Company incurred an Alternative Minimum Tax (“AMT”) liability of approximately $251,000 for fiscal 2006. The AMT liability may be used as a credit in the future if regular income tax exceeds future AMT.

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

For fiscal years 2004 and 2003, including both continuing and discontinued operations, the Company generated net operating loss carryforwards of approximately $4.0 million and $31.7 million. Due to the Company’s cumulative loss carryforward position, no federal income taxes were paid in fiscal 2004 or fiscal 2003. The balance of the net operating loss carryovers at the end of fiscal year 2006 was approximately $12.5 million. At the end of the second quarter fiscal 2007, which ended February 14, 2007, remaining net operating loss carryovers were approximately $5.0 million. These carryforwards will expire in 2023 and 2024, if not utilized.

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

The cost and accumulated depreciation of property and equipment at February 14, 2007 and August 30, 2006, together with the related estimated useful lives used in computing depreciation and amortization, were as follows:

	February 14, 2007	August 30, 2006	Estimated Useful Lives
	(In thousands)
Land	$53,212	$53,212	—
Restaurant equipment and furnishings	104,904	103,855	3 to 15 years
Buildings	176,786	176,213	20 to 33 years
Leasehold and leasehold improvements	17,127	17,389	Lesser of lease term or estimated useful life
Office furniture and equipment	5,568	4,797	5 to 10 years
Construction in progress	303	40	—
	357,900	355,506
Less accumulated depreciation and amortization	(175, 060)	(171,516)
Property and equipment, net	$182,840	$183,990

Note 6.	Impairment of Long-Lived Assets and Store Closings/Discontinued Operations

Impairment of Long-Lived Assets and Store Closings
The Company periodically evaluates long-lived assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company estimates future cash flows expected to result from the use and possible disposition of the asset and will recognize an impairment loss when the sum of the undiscounted estimated future cash flows is less than the carrying amounts of such assets. The estimates of future cash flows, based on reasonable and supportable assumptions and projections, require management's subjective judgments. The span of time for which future cash flows are estimated is often lengthy, which increases the sensitivity to assumptions made. Depending on the assumptions and estimates used, the estimated future cash flows projected in the evaluation of long-lived assets can vary within a wide range of outcomes. The Company considers the likelihood of possible outcomes in determining the best estimate of future cash flows. The measurement for such an impairment loss is then based on the fair value of the asset as determined by either discounted cash flows or appraisals. With respect to continuing operations, writedowns associated with these impairment analyses, as well as actual exit costs incurred for store closings are reflected in the “Asset Impairments and Restaurant Closings.”

Discontinued Operations
From the inception of the Company’s business plan in fiscal 2003 through the plan’s completion as of August 30, 2006, the Company has closed 64 operating stores under the plan. The operating results for these units closed prior to the plan’s completion on August 30, 2006 have been reclassified and reported as discontinued operations for all periods prior to fiscal 2007 as required by SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS No. 144 establishes a single accounting model for long-lived assets to be disposed of by sales and broadens the presentation of discontinued operations to include more disposal transactions. The Company has closed one unit since the plan’s completion as of August 30, 2006, the results of which have not been reclassified or reported as discontinued operations.

The following table sets forth the sales and losses reported for all discontinued locations:

	Quarter Ended		Two Quarters Ended
	February 14,	February 15,	February 14,	February 15,
	2007	2006	2007	2006
	(84 days)	(84 days)	(168 days)	(168 days)
	(In thousands except store closings)

Sales	$—	$381	$—	$1,090
Losses, net of income taxes	$(171)	$(45)	$(262)	$(1,135)
Effect on EPS from losses:
Basic	(0.01)	—	(0.01)	(0.05)
Assuming dilution	(0.01)	—	(0.01)	(0.04)
Discontinued locations closed during the period	—	2	—	2

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

The following table summarizes discontinued operations for the periods presented:

	Quarter Ended		Two Quarters Ended
	February 14,	February 15,	February 14,	February 15,
	2007	2006	2007	2006
	(84 days)	(84 days)	(168 days)	(168 days)
	(In thousands except per share amounts)

Impairments	$(150)	$—	$(150)	$(429)
Gains (losses)	—	255	(4)	339
Net reversals (impairments)	(150)	255	(154)	(90)
Other	(21)	(300)	(108)	(1,045)
Discontinued operations	$(171)	$(45)	$(262)	$(1,135)

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

Property Held for Sale
At February 14, 2007 and August 30, 2006, the Company had a total of three properties recorded at approximately $1.4 million and $1.7 million, respectively, in property held for sale. Of the three properties remaining, one is related to prior disposal plans.

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

Pending Claims
The Company presently, and from time to time, is subject to pending claims and lawsuits arising in the ordinary course of business. In the opinion of management, the resolution of any pending legal proceedings will not have a material adverse effect on the Company's results of operations, financial position, or cash flows.

Construction Activity
The Company enters into non-cancelable contracts for the construction of its new restaurants. Such construction activity exposes the Company to the risks inherent in new construction including but not limited to rising material prices, labor shortages, and delays in getting required permits and inspections and injuries sustained by workers.

Note 8.	Related Parties

Affiliate Services
The Chief Executive Officer and Chief Operating Officer of the Company, Christopher J. Pappas and Harris J. Pappas, respectively, own two restaurant entities (the “Pappas entities”) that may provide services to Luby's, Inc. as detailed in the Master Sales Agreement dated December 9, 2005 among the Company and the Pappas entities.

Under the terms of the Master Sales Agreement, the Pappas entities may provide specialized (customized) equipment fabrication and basic equipment maintenance, including stainless steel stoves, shelving, rolling carts, and chef tables. The total costs under the Master Sales Agreement of custom-fabricated and refurbished equipment in the first two quarters of each of fiscal year 2007 and 2006 were approximately $0 and $2,000, respectively. Services provided under this agreement are subject to review and approval by the Finance and Audit Committee.

Operating Leases
The Company also entered into a three-year lease with the Pappas entities which commenced on June 1, 2001 and expired on May 31, 2004. This lease is currently effective on a month-to-month basis. The leased property, referred to as the Houston Service Center, is used to accommodate the Company's own in-house repair and fabrication center. The Company paid approximately $34,000 and $34,000, in the first two quarters of each of fiscal year 2007 and 2006, respectively, pursuant to the terms of this lease.

The Company previously leased from an unrelated third party a location used to house increased equipment inventories due to store closures under the business plan. The Company considered it more prudent to lease this location rather than to pursue purchasing a storage facility, as its strategy is to focus its capital expenditures on its operating restaurants. In a separate transaction, the third-party property owner sold the location to the Pappas entities during the fourth quarter of fiscal 2003, with the Pappas entities becoming the Company's landlord for that location effective August 1, 2003. The storage site complements the Houston Service Center with approximately 27,000 square feet of warehouse space at an approximate monthly rate of $0.21 per square foot. The Company paid approximately $27,800 and $27,800 in the first two quarters of fiscal year 2007 and 2006, respectively, pursuant to the terms of this lease.

Late in the third quarter of fiscal 2004, Messrs. Pappas became partners in a limited partnership which purchased a retail strip center in Houston, Texas. Messrs. Pappas own a 50% limited partner interest and a 50% general partner interest in the limited partnership. A third party company manages the center. One of the Company’s restaurants has rented approximately 7% of the space in that center since July of 1969. No changes were made to the Company’s lease terms as a result of the transfer of ownership of the center to the new partnership.. The Company made payments of approximately $110,800 and $110,800 during the first and second quarters of fiscal year 2007 and 2006, respectively, under the lease agreement, which currently includes an annual base rate of $14.64 per square foot.

Since no renewal options remained under the original 1969 lease, on November 22, 2006, the Company executed a new lease agreement with respect to this shopping center. Effective upon the Company’s relocation and occupancy into the new space, which is expected to occur in calendar year 2008, the new lease agreement provides for a primary term of approximately 12 years with two subsequent five-year options, and it gives the landlord an option to buy out the tenant on or after the calendar year 2015 by paying the then unamortized cost of improvements to the tenant. The Company will owe, under the lease, $16.65 per square foot plus maintenance, taxes, and insurance for the calendar year 2008. Thereafter, the lease provides for reasonable increases in rent at set intervals. The new lease agreement was approved by the Finance and Audit Committee.

Affiliated rents paid for the Houston Service Center, the separate storage facility and the Houston property leases combined represented 9.1% and 9.9% of total rents for continuing operations for the first two quarters of each of fiscal year 2007 and 2006, respectively.

	Two Quarters Ended
	February 14, 2007	February 15, 2006
	(168 days)	(168 days)
	(In thousands, except percentages)
AFFILIATED COSTS INCURRED:
Capital expenditures - custom-fabricated and refurbished equipment	$—	$2
Other operating expenses, including property leases	258	148
Total	$258	$150
RELATIVE TOTAL COMPANY COSTS:
General and administrative expenses	$10,023	$9,771
Capital expenditures	6,643	6,131
Other operating expenses	33,103	32,418
Total	$49,769	$48,320
AFFILIATED COSTS INCURRED AS A PERCENTAGE OF RELATIVE TOTAL COMPANY COSTS
Fiscal year to date	.5%	.3%

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

Christopher J. Pappas, the Company’s President and Chief Executive Officer, is an advisory member of the Board of Directors of Amegy Bank, National Association, which is a lender under, and Documentation Agent of, the Revolving Credit Facility.

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

Stock Options
The Company has an Executive Stock Option Plan as well as Incentive Stock Plans for officers and employees together (“Employee Stock Plans”) and a Non-employee Director Stock Option Plan for non-employee directors, who are defined as employees under the provisions of SFAS No. 123R, “Share-Based Payments (Revised 2004).” These plans authorize the granting of stock options, restricted stock, and other types of awards consistent with the purpose of the plans. The number of shares authorized for issuance under the Company's plans as of February 14, 2007 totals approximately 5.2 million, of which approximately 1.8 million shares are available for future issuance. Stock options granted under the Incentive Stock Plans and the Non-employee Director Stock Option Plan have an exercise price equal to the market price of the Company's common stock at the date of grant. Option awards under the Executive Stock Option Plan vest 50% on the first anniversary of the grant date, 25% on the second anniversary of the grant date, and the remaining 25% on the third anniversary of the grant date and expire ten years from the grant date. Option awards under the Employee Stock Plans generally vest 25% each year on the anniversary of the grant date and expire six to ten years from the grant date. Option awards under the Non-employee Director Stock Option Plan generally vest 100% on the first anniversary of the grant date and expire ten years from the grant date.

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

The adoption of SFAS No. 123R increased general and administrative expenses, thereby decreasing the Company's reported operating income and income before taxes by approximately $366,000 ($.01 per share, both basic and fully diluted), and reported net income by approximately $238,000 (no per share effect) for the first two quarters of fiscal year 2007. For the first two quarters of fiscal year 2006, reported operating income, income before taxes and net income were reduced by approximately $184,000, respectively with no per share impact.

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

•	The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant for the expected term of the option.

•	The Company uses the simplified method outlined in SEC Staff Accounting Bulletin No. 107 to estimate expected lives for options granted during the period.

Two Quarters Ended
February 14, 2007
Dividend yield	0.00%
Volatility	61.10%
Risk-free interest rate	4.48%
Expected life (in years)	4.25

A summary of the Company's stock option activity as of February 14, 2007, and changes during the first two quarters of fiscal year 2007 is presented in the following table:

	Shares Under Fixed Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
			(Years)	(In thousands)
Outstanding at August 30, 2006	2,731,082	$5.85	4.39	$11,475
Granted	314,604	10.18
Exercised	(40,000)	7,84
Forfeited/Expired	(44,000)	6.01
Outstanding at February 14, 2007	2,961,686	6.28	4.23	13,463
Exercisable at February 14, 2007	2,475,407	$5.33	4.01	$13,322

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

A summary of the Company's restricted stock activity at February 14, 2007 and changes during the first two quarters of fiscal year 2007 is presented in the following table:

	Restricted Stock Units	Fair Value	Weighted-Average Remaining Contractual Term	Weighted-Average Grant Date
		(Per share)	(In years)
Unvested at August 30, 2006	16,350	$12.32	1.55	11/21/05
Granted	34,168	10.32	1.89	10/27/06
Vested	(10,044)	10.66		11/15/06
Forfeited	—	—	—	—
Unvested at February 14, 2007	40,474	11.04	2.31	6/7/06

Note 10.	Earnings Per Share

Basic net income per share is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding for the reporting period. Diluted net income per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. For the calculation of diluted net income per share, the basic weighted average number of shares is increased by the dilutive effect of restricted stock, phantom stock, and stock options determined using the treasury stock method. Stock options with exercise prices exceeding current market prices that were excluded from the computation of net income per share amounted to approximately 246,000 shares and 48,000 shares for the quarters ended February 14, 2007 and February 15, 2006, respectively.

The components of basic and diluted net income (loss) per share are as follows:

	Quarter Ended		Two Quarters Ended
	February 14,	February 15,	February 14,	February 15,
	2007	2006	2007	2006
	(84 days)	(84 days)	(168 days)	(168 days)
	(In thousands except share data)

Numerator:
Net income:	$1,882	$3,297	$3,797	$5,520
Denominator:
Denominator for basic net income per share - weighted-average shares	26,101	26,020	26,090	25,988
Effect of potentially dilutive securities:
Stock options	1,067	1,470	1,017	1,454
Phantom stock	30	30	30	30
Restricted stock	40	16	33	9
Denominator for earnings per share - assuming dilution	27,238	27,536	27,170	27,481
Income per share - from continuing operations:
- Basic	$0.08	$0.13	$0.16	$0.26
-Assuming dilution	$0.08	$0.12	$0.15	$0.24
Loss per share - from discontinued operations:
- Basic	$(0.01)	$—	$(0.01)	$(0.05)
- Assuming dilution	$(0.01)	$—	$(0.01)	$(0.04)
Net income per share:
- Basic	$0.07	$0.13	$0.15	$0.21
- Assuming dilution	$0.07	$0.12	$0.14	$0.20

Note 11.	New Accounting Pronouncements

In July 2006, FASB Interpretation (FIN) No. 48, “Accounting for Uncertainty in Income Taxes - An Interpretation of Financial Accounting Standards Board Statement No. 109” (“FAS 109”) was issued. FIN 48 clarifies the accounting for income taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 applies to all tax positions related to income taxes subject to FAS 109. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company plans to adopt this guidance effective for fiscal year 2008. The Company is currently evaluating the impact of adopting FIN 48.

On September 13, 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin (“SAB”) No. 108, “Considering the Effect of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” SAB 108 provides guidance on evaluating the materiality of prior periods’ misstatements, quantifying the effects of correcting misstatements in the current period and criteria for restatement of prior periods. SAB 108 is effective for fiscal years ending after November 15, 2006. The Company plans to adopt this guidance effective for fiscal year 2007 and does not expect its adoption to have a material impact on its financial position, results of operations or cash flows.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections” (“SFAS 154”). This statement, which replaces APB Opinion No. 20, “Accounting Changes” and FASB Statement No. 3, “Reporting Accounting Changes in Interim Financial Statements”, requires that a voluntary change in accounting principle be applied retroactively to all prior period financial statements presented, unless it is impractical to do so. SFAS 154 also provides that a change in method of depreciating or amortizing a long-lived non-financial asset be accounted for as a change in estimate effected by a change in accounting principle, and also provides that corrections of errors in previously issued financial statements should be termed a “restatement”. SFAS 154 is effective for fiscal years beginning after December 15, 2005, which is our current fiscal year 2007. The adoption of SFAS 154 is not expected to have a material impact on our financial position, results of operations or cash flows.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”) effective for fiscal years beginning after November 15, 2007. SFAS 157 enhances the guidance for using fair value to measure assets and liabilities. In addition, SFAS 157 is expanding information about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value and the effect of fair value measurements on earnings. The Company is currently evaluating the potential impact, if any, this would have on the Company’s financial results for the fiscal year 2008.

In February 2007, the FASB issued SFAS No. 159, “Fair Value Option for Financial Assets and Financial Liabilities - including an Amendment to FASB Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities”, which permits entities to choose many financial instruments and certain other items at fair value. The Company will be required to adopt the provisions of this standard for the fiscal year 2008, and is currently evaluating the impact, if any, that it will have on its financial statements.

In June 2006, the Emerging Issues Task Force issued EITF 06-03, “How Taxes Collected from Customers and Remitted to Governmental Authorities should be presented in the Income Statement (That is Gross versus Net Presentation).” The Company presents sales taxes on a net basis (excluded from revenues). As a result, implementing this consensus had no impact on the Company’s financial position, results of operations or cash flows, and no additional disclosures were required. The Company adopted EITF 06-03 effective August 31, 2006.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management's discussion and analysis of financial condition and results of operations should be read in conjunction with the consolidated financial statements and footnotes for the period ended February 14, 2007, and the audited financial statements filed on Form 10-K for the fiscal year ended August 30, 2006.

Overview
As of March 20, 2007, we operated 127 restaurants, of which 125 are traditional cafeterias and two primarily serve seafood. These establishments are located in close proximity to retail centers, business developments and residential areas. Of the 127 restaurants, 93 are locations owned by us and 34 are on leased premises. Seven of the 127 restaurants are located in four states outside of Texas. One leased location was closed in the quarter ended February 14, 2007.

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

Hurricane Impact
Hurricane Rita impacted a number of our markets during the first quarter of fiscal year 2006 as we were forced to temporarily close many stores due to mandatory evacuations and subsequent power outages. We experienced a store closure impact of 236 store days of operations due to Hurricane Rita. One unit in Port Arthur, Texas suffered permanent damage and the lease has been terminated. All other restaurants impacted by the storm suffered minimal damage and were reopened soon after the storm passed. The store closure impact on our results of operations was offset by increased traffic at certain units and catering events relating to the hurricane relief effort. The effects of the storm on our financial position and results of operations were accounted for in accordance with Technical Practice Aid 5400-05, “Accounting and Disclosure for losses from Natural Disasters - Non-Governmental Entities.”

RESULTS OF OPERATIONS

Quarter ended February 14, 2007 compared to the quarter ended February 15, 2006
Sales were adversely affected in the second quarter of fiscal year 2007 primarily due to severe winter weather throughout Texas. Many of our Texas markets experienced harsh winter conditions during January for over one week, including snow and ice storms. Sales decreased approximately $2.9 million, or 3.9%, in the second quarter of fiscal year 2007 compared to the second quarter of fiscal year 2006. On a same-store basis, sales decreased by approximately $2.7 million, or 3.6%. We estimated approximately half of the decline in same-store sales, or 1.5 to 2.0 percent, was related to severe weather.

Food costs decreased approximately $0.7 million, or 3.3%, in the second quarter of fiscal year 2007 compared with the same quarter of fiscal year 2006. Food costs as a percentage of sales increased 0.1%, to 27.1% in the second quarter of fiscal year 2007 from 27.0% in the second quarter 2006. We continue to manage food costs by offering menu items and combination meals with favorable cost structures and by employing a variety of other cost control measures.

Payroll and related costs decreased approximately $1.7 million, or 6.6%, in the second quarter of fiscal year 2007 compared with the same quarter of fiscal year 2006. Payroll and related costs as a percentage of sales decreased 1.0%, to 33.7% in the second quarter of fiscal year 2007 from 34.7% in the second quarter of fiscal year 2006, due primarily to continued focus on labor productivity, as well as a reduction in workers compensation costs. The reduction in workers compensation costs was due to revised reserve requirements associated with reductions in recent claims experience.

Other operating expenses decreased by approximately $0.2 million, or 1.4%, in the second quarter of fiscal year 2007 compared with the same quarter of fiscal year 2006 due to lower repairs and maintenance expense, lower utility costs, offset by higher marketing and advertising related to promotions in the current quarter. As a percentage of sales, other operating expenses increased 0.5% in the second quarter of fiscal year 2007.

General and administrative expenses decreased by approximately $0.2 million, or 3.3%, in the second quarter of fiscal year 2007, compared with the same quarter of the prior year due to lower professional and consulting expenses, partially offset by higher staffing costs.

Asset impairment and restaurant closing costs increased by approximately $0.2 million in the second quarter of fiscal year 2007 compared with the second quarter of fiscal year 2006, due primarily to a 2007 lease settlement related to a closed location.

Interest income increased by approximately $0.2 million in the second quarter of fiscal year 2007 due to increases in cash and cash equivalents available for investment in interest-bearing instruments.

Interest expense, decreased slightly in the second quarter of fiscal year 2007 as a result of our reduction in outstanding debt.

Other income decreased slightly in the second quarter of fiscal year 2007, due to a decrease in prepaid state sales tax discounts associated with reduced sales.

The income tax provision for the second quarter of fiscal year 2007 reflects the tax effect of the pre-tax income recognized for the period. For the second quarter of fiscal year 2006, the income tax expense represents a provision for alternative minimum tax. No regular income tax expense was recognized for the tax effect of pre-tax income for the second quarter of fiscal year 2006, because of the utilization of net operating loss carryforwards and the release of the related valuation allowance.

Two quarters ended February 14, 2007 compared to the two quarters ended February 15, 2006
Sales were adversely affected in the second quarter of fiscal year 2007 primarily due to severe winter weather throughout Texas. Many of our Texas markets experienced harsh winter conditions during January for over one week, including snow and ice storms. Sales decreased approximately $1.8 million, or 1.2%, in the first two quarters of fiscal year 2007 compared to the first two quarters of fiscal year 2006. On a same-store basis, sales decreased by approximately $1.5 million, or 1.0%.

Food costs decreased approximately $0.6 million, or 1.4%, in the first two quarters of fiscal year 2007 compared with the same quarters of fiscal year 2006. Food costs as a percentage of sales decreased 0.1%, to 27.0% in the first two quarters 2007 from 27.1% in the first two quarters 2006. We continue to manage food costs by offering menu items and combination meals with favorable cost structures and by employing a variety of other cost control measures.

Payroll and related costs decreased approximately $2.2 million, or 4.2%, in the first two quarters of fiscal year 2007 compared with the same two quarters of fiscal year 2006. Payroll and related costs as a percentage of sales decreased 1.1%, to 34.0% in the first two quarters of fiscal year 2007 from 35.1 % in the first two quarters of fiscal year 2006, resulting primarily from continued focus on labor productivity.

Other operating expenses increased by approximately $0.7 million, or 2.1%, in the first two quarters of fiscal year 2007 compared with the same two quarters of fiscal year 2006. As a percentage of sales, other operating expenses increased 0.7% due to higher marketing expenses and credit card fees offset by lower insurance costs.

General and administrative expenses increased by approximately $0.3 million, or 2.6% for the first two quarters of fiscal year 2007 when compared to the same quarters of the prior fiscal year.  As a percentage of sales, general and administrative expenses increased to 6.9% in the first two quarters of fiscal year 2007, from 6.6% in the first two quarters fiscal year 2006, primarily due to increased staffing and share-based compensation expense, partially offset by lower professional and consulting fees.

Asset impairment and restaurant closing costs increased by approximately $0.4 million in the first two quarters of fiscal year 2007 compared with fiscal year 2006, due primarily to a 2007 lease settlement related to a closed location.

The net loss on disposition of property and equipment increased by approximately $0.5 million in the first two quarters of fiscal year 2007 compared with the first two quarters of fiscal year 2006. This increase is primarily due to a gain recognized on a property sale during fiscal year 2006.

Interest income increased by approximately $0.3 million in the second quarter of fiscal year 2007 due to increases in cash and cash equivalents available for investment in interest-bearing instruments.

Interest expense, decreased approximately $0.1 million in the second quarter of fiscal year 2007 as a result of our reduction in outstanding debt.

The income tax provision for the first two quarters of fiscal year 2007 reflects the tax effect of the pre-tax income recognized for the period. For the first two quarters of fiscal year 2006, the income tax expense represents a provision for alternative minimum tax. No regular income tax expense was recognized for the tax effect of pre-tax income for the first two quarters of fiscal year 2006, because of the utilization of net operating loss carryforwards and the release of the related valuation allowance.

The loss from discontinued operations decreased by approximately $0.9 million in the first two quarters of fiscal year 2007 compared with the same two quarters of fiscal year 2006. This decrease is primarily due to lease settlement and asset impairment costs associated with discontinued operations in fiscal year 2006.

LIQUIDITY AND CAPITAL RESOURCES

Cash and Cash Equivalents and Short-Term Investments
Cash and cash equivalents and short-term investments increased by $8.6 million from the end of fiscal year 2006 to February 14, 2007, primarily due to cash flows from operations partially offset by capital expenditures.

Working Capital
We had a working capital deficit of $10.4 million as of February 14, 2007, which represented a $7.3 million improvement compared to $17.7 million as of August 30, 2006. We expect to meet our working capital requirements through cash flows from operations and availability under the Revolving Credit Facility.

Capital Expenditures
Capital expenditures for the first two quarters of fiscal year 2007 were approximately $6.6 million. We primarily used our capital funds to maintain our investment in existing operating units and new store development. We expect to be able to fund all capital expenditures in fiscal year 2007 using cash flows from operations and availability under our Revolving Credit Facility. Under our credit facility, $25.0 million plus a limited unused prior-year carryover amount, subject to certain terms, are available for funding capital expenditures in fiscal year 2007. We expect to spend approximately $14.0 million to $17.0 million on capital expenditures in fiscal year 2007 which includes costs and commitments related to the construction of new restaurants.

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

The Revolving Credit Facility contains customary covenants and restrictions on our ability to engage in certain activities, including financial performance covenants and limitations on capital expenditures, asset sales and acquisitions, and contains customary events of default. As of February 14, 2007, we were in full compliance with all covenants.

All amounts owed by us under the Revolving Credit Facility are guaranteed by our subsidiaries. As of February 14, 2007, no amounts were outstanding under the Revolving Credit Facility.

Additionally, at February 14, 2007, we had a total of approximately $4.0 million committed under letters of credit which have been issued as security for the payment of insurance obligations classified as accrued expenses on the balance sheet. An additional $6.0 million may be issued under letters of credit.

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
• the impact of competition;
• our operating initiatives;
• fluctuations in the costs of commodities, including beef, poultry, seafood, dairy, oils and fresh produce;
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
• the continued service of key management personnel, and
• adverse weather conditions.

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

We are exposed to market risk from changes in interest rates affecting our variable-rate debt. As of February 14, 2007, the total amount of debt subject to interest rate fluctuations outstanding under our Revolving Credit Facility was zero.

Although we are not currently using interest rate swaps, we have previously used and may in the future use these instruments to manage cash flow risk on a portion of our variable-rate debt.

Item 4.	Controls and Procedures

Evaluation of Disclosure Control and Procedures
Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of February 14, 2007. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of February 14, 2007, our disclosure controls and procedures were effective in providing reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended February 14, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II - OTHER INFORMATION

Item 4.	Submission of Matters to a Vote of Security Holders

The Company's Proxy Statement dated December 11, 2006 for the Annual Meeting of Shareholders held on January 24, 2007, as filed with the Securities and Exchange Commission on December 12, 2006, is incorporated herein by reference.

(a) The Annual Meeting of Shareholders of the Company was held on January 24, 2007.

(b)
Each of the following nominees, described in the Proxy Statement referenced above, was elected a director to hold office until the next Annual Meeting of Shareholders or until his or her successor is elected and qualified.

		Votes Against
	Votes For	or Withheld

Jill Griffin	19,580,966	4,827,554
Christopher J. Pappas	19,576,692	4,831,828
Jim W. Woliver	19,287,407	5,121,113

In addition, Judith B. Craven, Arthur Emerson, J.S.B. Jenkins, Frank Markantonis, Joe C. McKinney, Gasper Mir, III, and Harris J. Pappas continue to serve as directors.

(c)	Ratification of appointment of Grant Thornton LLP as independent auditor for the 2007 fiscal year:

Votes For	24,309,714
Votes Against	65,434
Votes Abstained	33,371

(d)	Non-binding shareholder proposal to declassify the board of directors:

Votes For	7,422,649
Votes Against	9,324,726
Votes Abstained	134,005

Item 6.	Exhibits

The following exhibits are filed as a part of this Report:

31.1	Rule 13a-14(a)/15d-14(a) certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Rule 13a-14(a)/15d-14(a) certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Section 1350 certification of the Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Section 1350 certification of the Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LUBY'S, INC.
(Registrant)

Date:	March 23, 2007	By:	/s/Christopher J. Pappas
Christopher J. Pappas
President and
Chief Executive Officer

Date:	March 23, 2007	By:	/s/Ernest Pekmezaris
Ernest Pekmezaris
Senior Vice President and
Chief Financial Officer