Form 10-Q
period 2007-05-09
LUBYS INC
filed 2007-06-15
CIK 16099

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 9, 2007
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

As of June 11, 2007, there were 26,153,799 shares of the registrant's Common Stock, par value $0.32 per share, outstanding, which does not include 1,676,403 treasury shares.

Luby's, Inc.
Form 10-Q
Quarter ended May 9, 2007

Additional Information
Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports are available free of charge via hyperlink on our website at www.lubys.com. We make these reports available as soon as reasonably practicable upon filing with the SEC. Information on our website is not incorporated into this report.

Part I - FINANCIAL INFORMATION

Item 1.	Financial Statements

Luby's, Inc.
Consolidated Balance Sheets
(In thousands, except share data)

	May 9,	August 30,
	2007	2006
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$3,167	$9,715
Short-term investments, held-to-maturity	22,377	—
Trade accounts and other receivables, net	360	1,461
Food and supply inventories	2,492	2,392
Prepaid expenses	1,784	1,609
Deferred income taxes	888	1,160
Total current assets	31,068	16,337
Property and equipment, net	182,736	183,990
Property held for sale	736	1,661
Deferred income taxes	684	3,600
Other assets	965	1,111
Total assets	$216,189	$206,699

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$13,428	$10,932
Accrued expenses and other liabilities	21,910	23,119
Total current liabilities	35,338	34,051
Other liabilities	6,218	7,089
Total liabilities	41,556	41,140
Commitments and Contingencies
SHAREHOLDERS' EQUITY
Common stock, $0.32 par value; 100,000,000 shares authorized; 27,829,952 shares and 27,748,983 shares issued and outstanding as of May 9, 2007 and August 30, 2006, respectively	8,906	8,880
Paid-in capital	43,032	41,699
Retained earnings	158,299	150,584
Less cost of treasury stock, 1,676,403 shares	(35,604)	(35,604)
Total shareholders' equity	174,633	165,559
Total liabilities and shareholders' equity	$216,189	$206,699

The accompanying notes are an integral part of these consolidated financial statements.

Luby's, Inc.
Consolidated Statements of Operations (unaudited)
(In thousands except per share data)

	Quarter Ended		Three Quarters Ended
	May 9,	May 10,	May 9,	May 10,
	2007	2006	2007	2006
	(84 days)	(84 days)	(252 days)	(252 days)

SALES	$75,886	$77,954	$221,701	$225,570
COSTS AND EXPENSES:
Cost of food	20,193	20,634	59,565	60,565
Payroll and related costs	25,433	26,571	75,073	78,395
Other operating expenses	15,943	16,440	49,047	48,858
Depreciation and amortization	3,698	3,632	10,853	10,747
General and administrative expenses	5,321	5,357	15,344	15,129
Asset impairments and restaurant closings	15	700	205	532
Net loss on disposition of property and equipment	57	337	551	330
Total costs and expenses	70,660	73,671	210,638	214,556
INCOME FROM OPERATIONS	5,226	4,283	11,063	11,014
Interest income	281	62	693	156
Interest expense	(191)	(221)	(582)	(742)
Other income, net	198	218	607	633
Income before income taxes and discontinued operations	5,514	4,342	11,781	11,061
Provision (benefit) for income taxes	1,579	(2,483)	3,788	(2,419)
Income from continuing operations	3,935	6,825	7,993	13,480
Discontinued operations, net of income taxes	(16)	76	(278)	(1,059)
NET INCOME	$3,919	$6,901	$7,715	$12,421
Income per share - from continuing operations
- basic	$0.15	$0.26	$0.31	$0.52
- assuming dilution	0.14	0.25	0.29	0.49
Income (loss) per share - from discontinued operations
- basic	$—	$—	$(0.01)	$(0.04)
- assuming dilution	—	—	(0.01)	(0.04)
Net income per share
- basic	$0.15	$0.26	$0.30	$0.48
- assuming dilution	0.14	0.25	0.28	0.45
Weighted average shares outstanding:
- basic	26,132	26,047	26,104	26,007
- assuming dilution	27,173	27,565	27,171	27,509

The accompanying notes are an integral part of these consolidated financial statements.

Luby's, Inc.
Consolidated Statement of Shareholders' Equity (unaudited)
(In thousands)
	Common Stock						Total
	Issued		Treasury		Paid-In	Retained	Shareholders'
	Shares	Amount	Shares	Amount	Capital	Earnings	Equity
BALANCE AT AUGUST 30, 2006	27,749	$8,880	(1,676)	$(35,604)	$41,699	$150,584	$165,559
Net income year-to-date	—	—	—	—	—	7,715	7,715
Common stock issued under director benefit plans	16	5	—	—	160	—	165
Common stock issued under employee benefit plans	65	21	—	—	509	—	530
Share-based compensation expense	—	—	—	—	664	—	664
BALANCE AT MAY 9, 2007	27,830	$8,906	(1,676)	$(35,604)	$43,032	$158,299	$174,633

The accompanying notes are an integral part of these consolidated financial statements.

Luby's, Inc.
Consolidated Statements of Cash Flows (unaudited)
(In thousands)

	Three Quarters Ended
	May 9,	May 10,
	2007	2006
	(252 days)	(252 days)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$7,715	$12,421
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for asset impairments, net of gains/losses on property sales	648	385
Depreciation and amortization	10,853	10,755
Amortization of debt issuance cost	322	322
Non-cash compensation expense	165	138
Share-based compensation expense	664	317
Deferred income tax expense (benefit)	3,240	(2,541)
Cash provided by operating activities before changes in operating assets and liabilities	23,607	21,797
Changes in operating assets and liabilities:
(Increase) decrease in trade accounts and other receivables, net	1,101	(502)
Increase in food and supply inventories	(100)	(156)
Increase in prepaid expenses and other assets	(351)	(303)
Increase (decrease) in accounts payable, accrued expenses and other liabilities	687	(3,347)
Net cash provided by operating activities	24,944	17,489
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from redemption/maturity of short-term investments	9,500	1,667
Purchases of short-term investments	(31,877)	—
Proceeds from disposal of assets and property held for sale	1,743	5,936
Purchases of property and equipment	(11,388)	(8,671)
Net cash used in investing activities	(32,022)	(1,068)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of debt	—	2,000
Repayment of debt	—	(15,500)
Proceeds received on exercise of stock options	530	991
Net cash provided by (used in) financing activities	530	(12,509)
Net increase (decrease) in cash and cash equivalents	(6,548)	3,912
Cash and cash equivalents at beginning of period	9,715	2,789
Cash and cash equivalents at end of period	$3,167	$6,701
Cash paid for:
Income taxes	$229	$181
Interest	113	492

The accompanying notes are an integral part of these consolidated financial statements.

Luby's, Inc.
Notes to Consolidated Financial Statements (unaudited)
May 9, 2007

Note 1.	Basis of Presentation

The accompanying unaudited consolidated financial statements of Luby's, Inc. (the "Company" or "Luby's") have been prepared in accordance with U.S. Generally Accepted Accounting Principles ("GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements as they are prepared for the Company's Annual Report on Form 10-K.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the period ended May 9, 2007, are not necessarily indicative of the results that may be expected for the fiscal year ending August 29, 2007.

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

Certain accounts and prior period results have been reclassified to provide more meaningful comparability to the Company's current presentation. Prior period results have been reclassified to show the retroactive effect of discontinued operations. To conform with the current year presentation, the Company has reclassified prior periods’ presentation of interest expense, net by presenting the gross amounts of interest income and interest expense. Additionally, certain amounts previously reported as “Accounts Payable” have been reclassified to “Accrued Expenses and Other Liabilities” to conform with the current period presentation, which represents a more appropriate description of the nature of these liabilities.

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

Short-term investments consist of commercial paper instruments that the Company intends to hold until maturity. As such, these investments are accounted for as held-to-maturity securities as provided under Statement of Financial Accounting Standards (“SFAS”) No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” Under the provisions of SFAS No. 115, these held-to-maturity investments are carried at amortized cost, which approximates fair value, and the related interest income is recognized as earned, ratably over the term of each investment. As of May 9, 2007, the maturity dates of short-term investments held by the Company ranged from May 15, 2007 through August 20, 2007, with an initial maturity of less than one year.

Note 4.	Income Taxes

For the three quarters ended May 9, 2007, including both continuing and discontinued operations, the Company generated gross taxable income of approximately $13.7 million which will be reduced to approximately $685,000 by net operating loss carryforwards from prior years. In addition, the Company incurred an Alternative Minimum Tax (“AMT”) liability of approximately $237,000. The AMT liability may be used as a credit in the future if regular income tax exceeds future AMT.

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

For fiscal years 2004 and 2003, including both continuing and discontinued operations, the Company generated net operating loss carryforwards of approximately $4.0 million and $31.7 million. Due to the Company’s cumulative loss carryforward position, no federal income taxes were paid in fiscal 2004 or fiscal 2003. The balance of the net operating loss carryovers at the end of fiscal year 2006 was approximately $12.5 million. At the end of the third quarter fiscal 2007, which ended May 9, 2007, remaining net operating loss carryovers were approximately $315,000. These carryforwards will expire in 2023 and 2024, if not utilized.

The tax benefits of the operating losses and other deferred tax assets for book purposes in fiscal years 2004 and 2003 were netted against a valuation allowance because loss carrybacks were exhausted with the fiscal 2002 tax filing and the future realization of loss carryforwards and the reversal of deferred tax assets were uncertain. For book purposes after fiscal year 2004, tax expense and benefits were offset against the valuation allowance through the second quarter of fiscal year 2006.

Because of the Company’s continued profitability and expected future results of operations, it was determined in the third quarter of fiscal year 2006 that it was more likely than not that these tax assets were realizable and, accordingly, they were recognized as provided under SFAS No. 109, “Accounting for Income Taxes.” Consequently, during fiscal 2006, the Company offset all of its fiscal 2006 tax expenses against the valuation allowance. The remaining balance of the valuation allowance was reversed during the third and fourth quarters of fiscal 2006 as the Company recognized a previously unrecognized non-cash income tax benefit.

The Company's federal income tax returns have been periodically reviewed by the Internal Revenue Service. The Company's 2002, 2001, and 2000 returns are currently under review. The IRS review may result in a reduction of the deductions claimed on the returns and additional income taxes due.

Note 5.	Property and Equipment

The cost and accumulated depreciation of property and equipment at May 9, 2007 and August 30, 2006, together with the related estimated useful lives used in computing depreciation and amortization, were as follows:

	May 9, 2007	August 30, 2006	Estimated Useful Lives
	(In thousands)
Land	$52,329	$53,212	—
Restaurant equipment and furnishings	106,769	103,855	3 to 15 years
Buildings	177,390	176,213	20 to 33 years
Leasehold and leasehold improvements	17,447	17,389	Lesser of lease term or estimated useful life
Office furniture and equipment	5,103	4,797	5 to 10 years
Construction in progress	1,241	40	—
	360,279	355,506
Less accumulated depreciation and amortization	(177,543)	(171,516)
Property and equipment, net	$182,736	$183,990

Note 6.	Impairment of Long-Lived Assets and Store Closings/Discontinued Operations

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

Discontinued Operations
From the inception of the Company’s business plan in fiscal 2003 through the plan’s completion as of August 30, 2006, the Company closed 64 operating stores under the plan. The operating results for these units closed prior to the plan’s completion on August 30, 2006 have been reclassified and reported as discontinued operations for all periods prior to fiscal 2007 as required by SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS No. 144 establishes a single accounting model for long-lived assets to be disposed of by sales and broadens the presentation of discontinued operations to include more disposal transactions. The Company has closed one unit since the plan’s completion as of August 30, 2006, the results of which have not been reclassified or reported as discontinued operations.

The following table sets forth the sales and losses reported for all discontinued locations:

	Quarter Ended		Three Quarters Ended
	May 9,	May 10,	May 9,	May 10,
	2007	2006	2007	2006
	(84 days)	(84 days)	(252 days)	(252 days)
	(In thousands except store closings)

Sales	$—	$—	$—	$1,090
Net income (loss)	$(16)	$76	$(278)	$(1,059)
Effect on EPS from losses:
Basic	$—	$—	$(0.01)	$(0.04)
Assuming dilution	$—	$—	$(0.01)	$(0.04)
Discontinued locations closed during the period	$—	$—	$—	$2

Relative to the business plan, as the Company has formally settled lease terminations or has reached definitive agreements to terminate leases, the related charges have been recorded. For the periods presented, no lease exit costs associated with the business plan met these criteria and, consequently in accordance with SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” were not accrued as of that date. Furthermore, the Company did not accrue future rental costs in instances where locations closed; however, in many cases, management has the ability to sublease at amounts equal to or greater than the rental costs.

The following table summarizes discontinued operations for the periods presented:

	Quarter Ended		Three Quarters Ended
	May 9,	May 10,	May 9,	May 10,
	2007	2006	2007	2006
	(84 days)	(84 days)	(252 days)	(252 days)
	(In thousands except per share amounts)

Impairments	$29	$—	$(121)	$(429)
Gains (losses)	—	323	(4)	662
Net reversals (impairments)	29	323	(125)	233
Other	(45)	(247)	(153)	(1,292)
Discontinued operations, net of income taxes	$(16)	$76	$(278)	$(1,059)

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

Property Held for Sale
At May 9, 2007, the Company had one property recorded at $736,000 in property held for sale. This property was related to prior disposal plans. At August 30, 2006, the Company had three properties recorded at $1,661,000 in property held for sale.

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

Construction Activity
The Company enters into non-cancelable contracts for the construction of its new restaurants. Such construction activity exposes the Company to the risks inherent in new construction including but not limited to rising material prices, labor shortages, delays in getting required permits and inspections, adverse weather conditions, and injuries sustained by workers.

Note 8.	Related Parties

Affiliate Services
The Chief Executive Officer and Chief Operating Officer of the Company, Christopher J. Pappas and Harris J. Pappas, respectively, own two restaurant entities (the “Pappas entities”) that may provide services to Luby's, Inc. as detailed in the Master Sales Agreement dated December 9, 2005 among the Company and the Pappas entities.

Under the terms of the Master Sales Agreement, the Pappas entities may provide specialized (customized) equipment fabrication and basic equipment maintenance, including stainless steel stoves, shelving, rolling carts, and chef tables. The total costs under the Master Sales Agreement of custom-fabricated and refurbished equipment in the first three quarters of each of fiscal year 2007 and 2006 were approximately zero and $2,000, respectively. Services provided under this agreement are subject to review and approval by the Finance and Audit Committee.

Operating Leases
The Company leases property from the Pappas entities, currently on a month-to-month basis. The leased property, referred to as the Houston Service Center, is used to accommodate the Company's own in-house repair and fabrication center. The Company paid approximately $54,000, in the first three quarters of each fiscal year 2007 and 2006 pursuant to the terms of this lease.

The Company also leases approximately 27,000 square feet of warehouse space from the Pappas entities to complement the Houston Service Center, at a monthly rate of approximately $0.21 per square foot. The Company paid approximately $44,000 in the first three quarters of each fiscal year 2007 and 2006 pursuant to the terms of this lease.

Late in the third quarter of fiscal 2004, Messrs. Pappas became partners in a limited partnership which purchased a retail strip center in Houston, Texas. Messrs. Pappas own a 50% limited partner interest and a 50% general partner interest in the limited partnership. A third party company manages the center. One of the Company’s restaurants has rented approximately 7% of the space in that center since 1969. No changes were made to the Company’s lease terms as a result of the transfer of ownership of the center to the new partnership. The Company made payments of approximately $177,000 during the first three quarters of each fiscal year 2007 and 2006 under the lease agreement, which currently includes an annual base rate of $14.64 per square foot.

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

Affiliated rents paid for the Houston Service Center, the separate storage facility and the Houston property lease combined represented 9.4% and 9.5% of total rents for continuing operations for the first three quarters of fiscal year 2007 and 2006, respectively.

	Three Quarters Ended
	May 9, 2007	May 10, 2006
	(252 days)	(252 days)
	(In thousands, except percentages)
AFFILIATED COSTS INCURRED:
Capital expenditures - custom-fabricated and refurbished equipment	$—	$2
Other operating expenses, including property leases	453	279
Total	$453	$281
RELATIVE TOTAL COMPANY COSTS:
General and administrative expenses	$15,344	$15,129
Capital expenditures	11,388	8,671
Other operating expenses	49,047	48,858
Total	$75,779	$72,658
AFFILIATED COSTS INCURRED AS A PERCENTAGE OF RELATIVE TOTAL COMPANY COSTS
Fiscal year to date	0.60%	0.39%

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

Ernest Pekmezaris, the former Chief Financial Officer of the Company, became a consultant to the Company on April 20, 2007. Mr. Pekmezaris is also the Treasurer of Pappas Restaurants, Inc. Compensation for the services provided by Mr. Pekmezaris to Pappas Restaurants, Inc. is paid entirely by that entity.

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

Stock Options
The Company has an Executive Stock Option Plan as well as Incentive Stock Plans for officers and employees together (“Employee Stock Plans”) and a Non-employee Director Stock Option Plan for non-employee directors, who are defined as employees under the provisions of SFAS No. 123R, “Share-Based Payments (Revised 2004).” These plans authorize the granting of stock options, restricted stock, and other types of awards consistent with the purpose of the plans. The number of shares authorized for issuance under the Company's plans as of May 9, 2007 totals approximately 5.2 million, of which approximately 1.8 million shares are available for future issuance. Stock options granted under the Incentive Stock Plans and the Non-employee Director Stock Option Plan have an exercise price equal to the market price of the Company's common stock at the date of grant. Option awards under the Executive Stock Option Plan vest 50% on the first anniversary of the grant date, 25% on the second anniversary of the grant date, and the remaining 25% on the third anniversary of the grant date and expire ten years from the grant date. Option awards under the Employee Stock Plans generally vest 25% each year on the anniversary of the grant date and expire six to ten years from the grant date. Option awards under the Non-employee Director Stock Option Plan generally vest 100% on the first anniversary of the grant date and expire ten years from the grant date.

Effective September 1, 2005, the Company adopted the fair value recognition provisions of SFAS No. 123R using the modified prospective method. Under this method, compensation cost for the first three quarters of fiscal year 2007 and 2006 includes the portion of awards vesting in the period for (a) all share-based payments granted prior to, but not vested as of August 31, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS No.123 and (b) all share-based payments granted subsequent to August 31, 2005, based on the grant date fair value estimated using the Black-Scholes option pricing model. The Company had no cumulative effect adjustment upon adoption of SFAS No. 123R under the modified prospective method. The Company's policy is to recognize compensation cost for awards with only service conditions and a graded vesting schedule on a straight line basis over the requisite service period for the entire award.

The adoption of SFAS No. 123R increased general and administrative expenses, thereby decreasing the Company's reported operating income and income before taxes by approximately $566,000 ($0.02 per share, both basic and fully diluted), and reported net income by approximately $368,000 ($0.01 per share, both basic and fully diluted) for the first three quarters of fiscal year 2007. For the first three quarters of fiscal year 2006, reported operating income, income before taxes and net income were reduced by approximately $289,000, respectively, or by $0.01 per share, both basic and fully diluted.

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

•	The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant for the expected term of the option.

•	The Company uses the simplified method outlined in SEC Staff Accounting Bulletin No. 107 to estimate expected lives for options granted during the period.

Three Quarters Ended
May 9, 2007
Dividend yield	0.00%
Volatility	69.09%
Risk-free interest rate	4.27%
Expected life (in years)	4.25

A summary of the Company's stock option activity as of May 9, 2007 and changes during the first three quarters of fiscal year 2007 is presented in the following table:

	Shares Under Fixed Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
			(Years)	(In thousands)
Outstanding at August 30, 2006	2,731,082	$5.85	4.39	$11,475
Granted	322,937	10.18
Exercised	(65,000)	8.15
Forfeited/Expired	(46,500)	6.01
Outstanding at May 9, 2007	2,942,519	6.27	4.04	12,169
Exercisable at May 9, 2007	2,477,532	$5.31	3.83	$12,169

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

A summary of the Company's restricted stock activity at May 9, 2007 and changes during the first three quarters of fiscal year 2007 is presented in the following table:

	Restricted Stock Units	Fair Value	Weighted-Average Remaining Contractual Term	Weighted-Average Grant Date
		(Per share)	(In years)
Unvested at August 30, 2006	16,350	$12.32	1.55	11/21/05
Granted	41,013	10.25	1.51	11/22/06
Vested	(15,969)	10.29		1/05/07
Forfeited	—	—	—	—
Unvested at May 9, 2007	41,394	11.05	1.91	6/14/06

Note 10.	Earnings Per Share

Basic net income per share is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding for the reporting period. Diluted net income per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. For the calculation of diluted net income per share, the basic weighted average number of shares is increased by the dilutive effect of restricted stock, phantom stock, and stock options determined using the treasury stock method. Stock options with exercise prices exceeding current market prices that were excluded from the computation of net income per share amounted to approximately 246,000 shares and 48,000 shares for the quarters ended May 9, 2007 and May 10, 2006, respectively.

The components of basic and diluted net income (loss) per share are as follows:

	Quarter Ended		Three Quarters Ended
	May 9,	May 10,	May 9,	May 10,
	2007	2006	2007	2006
	(84 days)	(84 days)	(252 days)	(252 days)
	(In thousands except share data)
Numerator:
Income from continuing operations	$3,935	$6,825	$7,993	$13,480
Discontinued operations, net of income taxes	(16)	76	(278)	(1,059)
Net income	$3,919	$6,901	$7,715	$12,421
Denominator:
Denominator for basic net income per share - weighted-average shares	26,132	26,047	26,104	26,007
Effect of potentially dilutive securities:
Stock options	971	1,472	1,001	1,461
Phantom stock	30	30	30	30
Restricted stock	40	16	36	11
Denominator for earnings per share - assuming dilution	27,173	27,565	27,171	27,509
Income per share - from continuing operations:
- Basic	$0.15	$0.26	$0.31	$0.52
-Assuming dilution	$0.14	$0.25	$0.29	$0.49
Loss per share - from discontinued operations:
- Basic	$—	$—	$(0.01)	$(0.04)
- Assuming dilution	$—	$—	$(0.01)	$(0.04)
Net income per share:
- Basic	$0.15	$0.26	$0. 30	$0.48
- Assuming dilution	$0.14	$0.25	$0.28	$0.45

Note 11.	New Accounting Pronouncements

In May 2005, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 154, “Accounting Changes and Error Corrections” (“SFAS 154”). This statement, which replaces APB Opinion No. 20, “Accounting Changes” and FASB Statement No. 3, “Reporting Accounting Changes in Interim Financial Statements”, requires that a voluntary change in accounting principle be applied retroactively to all prior period financial statements presented, unless it is impractical to do so. SFAS 154 also provides that a change in method of depreciating or amortizing a long-lived non-financial asset be accounted for as a change in estimate effected by a change in accounting principle, and also provides that corrections of errors in previously issued financial statements should be termed a “restatement”. SFAS 154 is effective for fiscal years beginning after December 15, 2005, which is our current fiscal year 2007. The adoption of SFAS 154 is not expected to have a material impact on our financial position, results of operations or cash flows.

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

In July 2006, FASB Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes - An Interpretation of Financial Accounting Standards Board Statement No. 109” (“FAS 109”) was issued. FIN 48 clarifies the accounting for income taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 applies to all tax positions related to income taxes subject to FAS 109. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company plans to adopt this guidance effective for fiscal year 2008. The Company is currently evaluating the impact of adopting FIN 48.

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

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”) effective for fiscal years beginning after November 15, 2007. SFAS 157 enhances the guidance for using fair value to measure assets and liabilities. In addition, SFAS 157 is expanding information about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value and the effect of fair value measurements on earnings. The Company is currently evaluating the potential impact, if any, this would have on the Company’s financial results for the fiscal year 2009.

In February 2007, the FASB issued SFAS No. 159, “Fair Value Option for Financial Assets and Financial Liabilities - including an Amendment to FASB Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities”, which permits entities to choose to measure many financial instruments and certain other items at fair value. The Company will be required to adopt the provisions of this standard for the fiscal year 2009, and is currently evaluating the impact, if any, that it will have on its financial statements.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management's discussion and analysis of financial condition and results of operations should be read in conjunction with the consolidated financial statements and footnotes for the period ended May 9, 2007 included in Item 1 of Part I of this report, and the audited financial statements included in our Annual Report on Form 10-K for the fiscal year ended August 30, 2006.

Overview
As of May 9, 2007, we operated 127 restaurants, of which 125 are traditional cafeterias and two primarily serve seafood. These establishments are located in close proximity to retail centers, business developments and residential areas. Of the 127 restaurants, 93 are locations owned by us and 34 are on leased premises. Seven of the 127 restaurants are located in four states outside of Texas.

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

Minimum Wage Increase Impact
The new minimum wage increase will come into effect on July 24, 2007. We anticipate this additional cost will have a minimal impact on our fourth quarter results which ends on August 29, 2007. We have performed analysis relative to the impact of the wage increase on our 8,000 plus employee work force. As a percentage of total employees, those currently earning below the first increase in the minimum wage to $5.85 represent less that 5 percent of our total workforce. While this percentage is relatively small, there will be “compression” caused from the minimum wage increase. This compression will cause employees within a certain range of the new minimum wage to be adjusted over time as the new increases are phased in throughout the next three years. To the extent prevailing market conditions allow, we intend to adjust menu prices to maintain profit margins.

RESULTS OF OPERATIONS

Quarter ended May 9, 2007 compared to the quarter ended May 10, 2006
Sales decreased approximately $2.1 million, or 2.7%, in the third quarter of fiscal year 2007 compared with the third quarter of fiscal year 2006. On a same-store basis, sales decreased by approximately $1.5 million, or 1.9%.

Food costs decreased approximately $0.4 million, or 2.1%, in the third quarter of fiscal year 2007 compared with the same quarter of fiscal year 2006. Food costs as a percentage of sales increased 0.1%, to 26.6% in the third quarter of fiscal year 2007 from 26.5% in the third quarter 2006. We continue to manage food costs by offering menu items and combination meals with favorable cost structures and by employing a variety of other cost control measures.

Payroll and related costs decreased approximately $1.1 million, or 4.3%, in the third quarter of fiscal year 2007 compared with the same quarter of fiscal year 2006. Payroll and related costs as a percentage of sales decreased 0.6%, to 33.5% in the third quarter of fiscal year 2007 from 34.1% in the third quarter of fiscal year 2006, due to continued focus on labor productivity.

Other operating expenses decreased by approximately $0.5 million, or 3.0%, in the third quarter of fiscal year 2007 compared with the same quarter of fiscal year 2006 due to lower utility costs, offset by higher marketing and advertising expenses. As a percentage of sales, other operating expenses decreased 0.1% in the third quarter of fiscal year 2007.

General and administrative expenses decreased 0.7%, in the third quarter of fiscal year 2007, compared with the same quarter of the prior year due to lower professional and consulting fees partially offset by higher compensation expense.

Asset impairment and restaurant closing costs decreased by approximately $0.7 million in the third quarter of fiscal year 2007 compared with the third quarter of fiscal year 2006, due primarily to asset impairments and lease settlement costs in the third quarter of fiscal 2006.

Interest income increased by approximately $0.2 million in the third quarter of fiscal year 2007 compared with the third quarter of fiscal year 2006 due to increases in cash and cash equivalents available for investment in interest-bearing instruments.

Interest expense, decreased slightly in the third quarter of fiscal year 2007 compared with the third quarter of fiscal year 2006 as a result of our reduction in outstanding debt.

Other income decreased slightly in the third quarter of fiscal year 2007 compared with the third quarter of fiscal year 2006 due to a decrease in rental income.

The income tax provision for the third quarter of fiscal year 2007 reflects the tax effect of the pre-tax income recognized for the period. For the third quarter of fiscal year 2006, the income tax expense represents a provision for alternative minimum tax. No regular income tax expense was recognized for the tax effect of pre-tax income for the third quarter of fiscal year 2006, because of the utilization of net operating loss carryforwards and the release of the related valuation allowance.

Three quarters ended May 9, 2007 compared to the three quarters ended May 10, 2006
Sales decreased approximately $3.9 million, or 1.7%, in the first three quarters of fiscal year 2007 compared with the first three quarters of fiscal year 2006. On a same-store basis, sales decreased by approximately $3.0 million, or 1.3%.

Food costs decreased $1.0 million, or 1.7%, in the first three quarters of fiscal year 2007 compared with the same quarters of fiscal year 2006. Food costs as a percentage of sales were 26.9% in the first three quarters 2007 and 26.8% in the first three quarters 2006. We continue to manage food costs by offering menu items and combination meals with favorable cost structures and by employing a variety of other cost control measures.

Payroll and related costs decreased approximately $3.3 million, or 4.2%, in the first three quarters of fiscal year 2007 compared with the same three quarters of fiscal year 2006. Payroll and related costs as a percentage of sales decreased 0.9%, to 33.9% in the first three quarters of fiscal year 2007 from 34.8 % in the first three quarters of fiscal year 2006, resulting primarily from continued focus on labor productivity.

Other operating expenses increased by approximately $0.2 million, or 0.4%, in the first three quarters of fiscal year 2007 compared with the same three quarters of fiscal year 2006. Higher marketing and advertising costs, property tax accruals, and cleaning supplies were offset by lower insurance and utility costs. As a percentage of sales, other operating expenses increased 0.5%.

General and administrative expenses increased by 1.4% for the first three quarters of fiscal year 2007 when compared to the same quarters of the prior fiscal year.  As a percentage of sales, general and administrative expenses increased to 6.9% in the first three quarters of fiscal year 2007, from 6.7% in the first three quarters of fiscal year 2006, primarily due to increased staffing and share-based compensation expense, partially offset by lower professional and consulting fees.

Asset impairment and restaurant closing costs decreased by approximately $0.3 million in the first three quarters of fiscal year 2007 due to higher asset impairment and lease settlement costs primarily in the third quarter fiscal 2006.

The net loss on disposition of property and equipment increased by approximately $0.2 million the first three quarters of fiscal year 2007 compared with the first three quarters of fiscal year 2006. This increase is primarily due to replacement of equipment, restaurant remodels and a gain recognized on a property sale during fiscal year 2006.

Interest income increased by approximately $0.5 million in the first three quarters of fiscal year 2007 compared with the first three quarters of fiscal year 2006 due to increases in cash and cash equivalents available for investment in interest-bearing instruments.

Interest expense, decreased approximately $0.2 million in the first three quarters of fiscal year 2007 compared with the first three quarters of fiscal year 2006 as a result of our reduction in outstanding debt.

The income tax provision for the first three quarters of fiscal year 2007 reflects the tax effect of the pre-tax income recognized for the period. For the first three quarters of fiscal year 2006, the income tax expense represents a provision for alternative minimum tax. No regular income tax expense was recognized for the tax effect of pre-tax income for the first three quarters of fiscal year 2006, because of the utilization of net operating loss carryforwards and the release of the related valuation allowance.

The loss from discontinued operations decreased by approximately $0.8 million in the first three quarters of fiscal year 2007 compared with the same three quarters of fiscal year 2006. This decrease is primarily due to lease settlement and asset impairment costs associated with discontinued operations in fiscal year 2006.

LIQUIDITY AND CAPITAL RESOURCES

Cash and Cash Equivalents and Short-Term Investments
Cash and cash equivalents and short-term investments increased by $15.8 million from the end of fiscal year 2006 to May 9, 2007, primarily due to cash flows from operations partially offset by capital expenditures.

Working Capital
The Company had a working capital deficit of $4.3 million as of May 9, 2007, which represented a $13.4 million improvement compared to $17.7 million as of August 30, 2006. We expect to meet our working capital requirements through cash flows from operations and availability under our Revolving Credit Facility discussed below in “-Debt-Revolving Credit Facility.”

Capital Expenditures
Capital expenditures for the first three quarters of fiscal year 2007 were approximately $11.4 million. We primarily used our capital funds to maintain our investment in existing operating units and new store development. We expect to be able to fund all capital expenditures in fiscal year 2007 using cash flows from operations and availability under our Revolving Credit Facility. Under the Revolving Credit Facility, $25.0 million plus a limited unused prior-year carryover amount, subject to certain terms, are available for funding capital expenditures in fiscal year 2007. We expect to spend approximately $14.0 million to $17.0 million on capital expenditures in fiscal year 2007, which includes costs and commitments related to the construction of new restaurants.

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

The Revolving Credit Facility contains customary covenants and restrictions on our ability to engage in certain activities, including financial performance covenants and limitations on capital expenditures, asset sales and acquisitions, and contains customary events of default. As of May 9, 2007, we were in full compliance with all covenants.

All amounts owed by us under the Revolving Credit Facility are guaranteed by our subsidiaries. As of May 9, 2007, no amounts were outstanding under the Revolving Credit Facility.

Additionally, at May 9, 2007, we had a total of approximately $4.0 million committed under letters of credit which have been issued as security for the payment of insurance obligations classified as accrued expenses on the balance sheet. An additional $6.0 million may be issued under letters of credit.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The Consolidated Financial Statements are prepared in conformity with U.S. generally accepted accounting principles. Preparation of the financial statements requires us to make judgments, estimates and assumptions that affect the amounts of assets and liabilities in the financial statements and revenues and expenses during the reporting periods. Management believes the following are critical accounting policies due to the significant, subjective and complex judgments and estimates used when preparing the consolidated financial statements. Management regularly reviews these assumptions and estimates with the Finance and Audit Committee of our Board of Directors.

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

We are exposed to market risk from changes in interest rates affecting our variable-rate debt. As of May 9, 2007, the total amount of debt subject to interest rate fluctuations outstanding under our Revolving Credit Facility was zero.

Although we are not currently using interest rate swaps, we have previously used and may in the future use these instruments to manage cash flow risk on a portion of our variable-rate debt.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures
Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of May 9, 2007. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on their evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of May 9, 2007, our disclosure controls and procedures were effective in providing reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended May 9, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II - OTHER INFORMATION

Item 6.	Exhibits

The following exhibits are filed as a part of this Report:

4.1
Amendment No. 6 to Rights Agreement dated April 16, 1991, as amended, between the Company and American Stock Transfer & Trust Company, as Rights Agent (incorporated by reference to Exhibit 1 to the Company’s Form 8-A filed on March 23, 2007).

10.1	Consultant Agreement, dated April 20, 2007, between Ernest Pekmezaris and Luby’s, Inc. (incorporated by reference to Exhibit 10.3 to the Company’s current report on Form 8-K filed on April 23, 2007).

31.1	Rule 13a-14(a)/15d-14(a) certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Rule 13a-14(a)/15d-14(a) certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Section 1350 certification of the Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Section 1350 certification of the Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LUBY'S, INC.
(Registrant)

Date:	June 15, 2007	By:	/s/Christopher J. Pappas
Christopher J. Pappas
President and
Chief Executive Officer

Date:	June 15, 2007	By:	/s/K. Scott Gray
K. Scott Gray
Senior Vice President and Chief Financial Officer