Form 10-K
period 2007-08-29
LUBYS INC
filed 2007-11-09
CIK 16099

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended August 29, 2007

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period From _____ to ____

Commission file number 001-8308
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
Yes ☐ No ☒

The aggregate market value of the shares of common stock of the registrant held by nonaffiliates of the registrant as of February 14, 2007, was approximately $228,731,769 (based upon the assumption that directors and executive officers are the only affiliates).

As of November 1, 2007, there were 28,404,497 shares of the registrant's common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the following document are incorporated by reference into the designated parts of this Form 10-K:

Definitive Proxy Statement relating to 2008 annual meeting of shareholders (in Part III)

Luby's, Inc.
Form 10-K
Year ended August 29, 2007

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

Compliance with New York Stock Exchange Requirements

We submitted to the New York Stock Exchange (“NYSE”) the CEO certification required by Section 303A.12(a) of the NYSE’s Listed Company Manual with respect to our fiscal year ended August 30, 2006.  We expect to submit the CEO certification with respect to our fiscal year ended August 29, 2007 to the NYSE within 30 days after our annual meeting of shareholders.

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

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains statements that are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements contained in this Form 10-K, other than statements of historical facts, are “forward-looking statements” for purposes of these provisions, including any statements regarding:

•	future operating results;
•	future capital expenditures;
•	future debt, including liquidity and the sources and availability of funds related to debt;
•	projections regarding the financial performance of our new prototype restaurant;
•	plans for expansion of our business;
•	scheduled openings of new units;
•	future sales of assets and the gains or losses that may be recognized as a result of any such sale; and
•	continued compliance with the terms of our Revolving Credit Facility.

In some cases, investors can identify these statements by forward-looking words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “outlook,” “may,” “should,” “will,” and “would” or similar words. Forward-looking statements are based on certain assumptions and analyses made by management in light of their experience and perception of historical trends, current conditions, expected future developments and other factors we believe are relevant. Although management believes that their assumptions are reasonable based on information currently available, those assumptions are subject to significant risks and uncertainties, many of which are outside of our control. The following factors, as well as the factors set forth in Item 1A of this Form 10-K and any other cautionary language in this Form 10-K, provide examples of risks, uncertainties, and events that may cause our financial and operational results to differ materially from the expectations described in our forward-looking statements:

•	general business and economic conditions;
•	the impact of competition;
•	our operating initiatives;
•	fluctuations in the costs of commodities, including beef, poultry, seafood, dairy, cheese, oils and produce;
•	increases in utility costs, including the costs of natural gas and other energy supplies;
•	changes in the availability and cost of labor;
•	the seasonality of the business;
•	changes in governmental regulations, including changes in minimum wages;
•	the affects of inflation;
•	the availability of credit;
•	unfavorable publicity relating to operations, including publicity concerning food quality, illness or other health concerns or labor relations; and
•	the continued service of key management personnel.

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

Overview

Luby's, Inc. (formerly, Luby's Cafeterias, Inc.) was founded in 1947 in San Antonio, Texas. The company was originally incorporated in Texas in 1959, with nine cafeterias in various locations, under the name Cafeterias, Inc. It became a publicly held corporation in 1973, then changed its name in 1981 to Luby’s Cafeterias, Inc. and joined the New York Stock Exchange in 1982.  Luby’s was reincorporated in Delaware on December 31, 1991 and was restructured into a holding company on February 1, 1997, at which time all of the operating assets were transferred to Luby's Restaurants Limited Partnership, a Texas limited partnership composed of two wholly owned, indirect corporate subsidiaries. All restaurant operations are conducted by the partnership. In this report, unless otherwise specified, “Luby’s,” “we,” “our,” “us,” and “our company” refer to the partnership and the consolidated corporate subsidiaries of Luby's, Inc.

As of November 1, 2007, we operated 128 restaurants located throughout Texas and four other states, as set forth in the table below.  These establishments are located in close proximity to retail centers, business developments and residential areas.  Of the 128 restaurants, 94 are located on property that we own and 34 are on leased premises.

Texas:
Houston Metro	40
Dallas/Fort Worth Metro	23
San Antonio Metro	16
Rio Grande Valley	11
Austin	7
Other Texas Markets	24
Other States	7
Total	128

For additional information regarding our restaurant locations, please read “Properties” in Item 2 of Part I of this report.

We are headquartered in Houston, Texas, our largest restaurant market. Our corporate headquarters is located at 13111 Northwest Freeway, Suite 600, Houston, Texas 77040, and our telephone number at that address is (713) 329-6800. Our website is www.lubys.com.

Operations

We provide our customers with quality home-style food, value pricing, and outstanding customer service. Our cafeteria restaurants feature a unique concept format in today’s family and casual dining segment of restaurant companies. The cafeteria food delivery system allows customers to select freshly prepared items from the serving line, including entrées, vegetables, salads, desserts, breads and beverages before transporting their selected items on serving trays to a table or booth of their choice in the dining area.  Daily, each restaurant offers 20 to 22 entrées, 12 to 14 vegetable dishes, 12 to 16 salads, and 16 to 20 varieties of desserts. Food is prepared in small quantities throughout serving hours, and frequent quality checks are conducted.

Our product offerings, convenient cafeteria delivery system and value pricing appeal to a broad range of customers, including those customers that focus on healthy choices, quality, variety and affordability. We have had particular success among families with children, shoppers, travelers, seniors, and business people looking for a quick, home-style meal at a reasonable price.

Our restaurants are generally open for lunch and dinner seven days a week and all of our restaurants sell food-to-go orders, which accounted for 13.2% of restaurant sales in fiscal year 2007. Twenty-eight of our restaurants serve breakfast on the weekends, accounting for 0.2% of restaurant sales in fiscal year 2007. Those locations offer a wide array of popular breakfast foods served buffet-style.  We also provide culinary contract services for organizations that offer on-site food service, such as healthcare facilities. For more information, please read “Culinary Contract Services” below.

Food is prepared fresh daily at our restaurants. Menus are reviewed periodically and new offerings and seasonal food preferences are regularly incorporated.

Each restaurant is operated as a separate unit under the control of a general manager who has responsibility for day-to-day operations, including food production and personnel employment and supervision. Our philosophy is to grant authority to restaurant managers to direct the daily operations of their stores and, in turn, to compensate them on the basis of their performance. We believe this strategy is a significant factor contributing to the profitability of our restaurants.

Each general manager is supervised by an area leader. Each area leader is responsible for approximately eight units, depending on location.

Quality control teams also help maintain uniform standards of food preparation. The teams visit each restaurant as necessary and work with the staff to confirm adherence to our recipes, train personnel in new techniques, and implement systems and procedures used universally throughout our company.

During fiscal 2007, we spent approximately 1.8% of restaurant sales on traditional marketing venues, including television and radio advertisements in English and Spanish, newsprint, point-of-purchase, sponsorships and local-store marketing.

We operate from a centralized purchasing arrangement to obtain the economic benefit of bulk purchasing and lower prices for most of our menu offerings.  The arrangement involves a competitively selected prime vendor for each of our three major purchasing regions.

During the fiscal year ended August 29, 2007, we closed one restaurant upon the expiration of its lease.

New Prototype Restaurant

In fiscal 2007, we introduced our new cafeteria style prototype design, with the opening of our first new store in over seven years, located in Cypress, Texas, a suburb north of Houston. This new prototype capitalizes on our core fundamentals of serving great food made from scratch and a convenient delivery system.  The new restaurant is on pace to generate an annual unit volume, or AUV, in excess of $3.25 million, an increase of 30% as compared to our current AUV of $2.5 million.  We anticipate building 45 to 50 of these new stores over the next five years.

The new prototype elevates the cafeteria experience with an upscale design and open floor plan. The restaurant’s exterior incorporates limestone, wood and stucco to create the appeal of the Texas Hill Country. A vaulted entrance guides customers through the center of the dining room to the serving line. An open-view kitchen provides enhanced visibility and ambiance, while oversized windows surrounding the dining room provide an abundance of natural light. This next generation cafeteria offers a more contemporary look and feel with classic features that include granite surfaces, exposed wood ceilings, terrazzo floors and cherry wood walls. The restaurant also features a covered seating area on the outdoor patio.

The new prototype provides enhanced food presentation with a granite serving line, new chilled salad display case and comfortable, attractive booths and furniture. The restaurant includes a dining counter with flat screen televisions and bar-style seating to accommodate single diners. The dining counter also serves as a dessert and specialty coffee bar, offering fresh brewed coffees, cappuccinos, espressos, iced coffees and specialty teas as well as milk shakes and ice cream. The food to-go area has been improved allowing for curbside pickup, with a side entrance and direct access to the dining room and bar area.

Culinary Contract Services

We provide food services for healthcare facilities through our culinary contract services business.  We believe this business is a natural extension of our skill set and provides an opportunity to extend our brand. This business continues to gain traction and we have grown from one account in the beginning of 2007 to eight accounts at fiscal year end. These accounts consist of six contracts with long-term acute facilities, which tend to be smaller facilities, and two accounts at larger facilities, which include the Baylor College of Medicine and a Houston-area hospital which we are renovating into a new retail cafeteria.

Employees

As of November 1, 2007, we had a workforce of 7,500 employees consisting of 6,861 non-management restaurant workers, 346 restaurant managers and 293 clerical, facility services, administrative and executive employees. Employee relations are considered to be good. We have never had a strike or work stoppage, and we are not subject to collective bargaining agreements.

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

We may from time to time be the subject of complaints or litigation from customers alleging illness, injury or other food quality, health or operational concerns. Unfavorable publicity relating to one or more of our restaurants or to the restaurant industry in general may taint public perception of the Luby's brand. Multi-unit restaurant businesses can be adversely affected by publicity resulting from poor food quality, illness or other health concerns or operating issues stemming from one or a limited number of restaurants. Publicity resulting from these allegations may materially adversely affect our business and financial performance, regardless of whether the allegations are valid or whether we are liable. In addition, we are subject to employee claims alleging injuries, wage and hour violations, discrimination, harassment or wrongful termination. In recent years, a number of restaurant companies have been subject to lawsuits, including class action lawsuits, alleging violations of federal and state law regarding workplace, employment and similar matters. A number of these lawsuits have resulted in the payment of substantial damages by the defendants. Regardless of whether any claims against us are valid or whether we are ultimately determined to be liable, claims may be expensive to defend and may divert time and money away from our operations and hurt our financial performance. A judgment significantly in excess of our insurance coverage, if any, for any claims could materially adversely affect our financial condition or results of operations.

We face intense competition, and if we are unable to compete effectively or if customer preferences change, our business and financial performance will be adversely affected.

The restaurant industry is intensely competitive and is affected by changes in customer tastes and dietary habits and by national, regional and local economic conditions and demographic trends. New menu items, concepts, and trends are constantly emerging. We offer a large variety of entrées, side dishes and desserts and our continued success depends, in part, on the popularity of our cuisine and cafeteria-style dining. A change away from this cuisine or dining style could have a material adverse effect on our results of operations. Changing customer preferences, tastes and dietary habits can adversely impact our business and financial performance. We compete on quality, variety, value, service, concept, price, and location with well-established national and regional chains, as well as with locally owned and operated restaurants. We face significant competition from family-style restaurants, fast-casual restaurants, and buffets as well as fast food restaurants. In addition, we also face growing competition as a result of the trend toward convergence in grocery, deli, and restaurant services, particularly in the supermarket industry, which offers “convenient meals” in the form of improved entrées and side dishes from the deli section. Many of our competitors have significantly greater financial resources than we do. We also compete with other restaurants and retail establishments for restaurant sites and personnel. We anticipate that intense competition will continue. If we are unable to compete effectively, our business, financial condition, and results of operations would be materially adversely affected.

Our strategic growth plan may not be successful.

We are currently developing a number of new cafeteria restaurants in Texas, which we expect to open during fiscal year 2008 and beyond. Our ability to open and profitably operate restaurants is subject to various risks such as the identification and availability of suitable and economically viable locations, the negotiation of acceptable terms for new locations, the need to obtain all required governmental permits (including zoning approvals) on a timely basis, the need to comply with other regulatory requirements, the availability of necessary contractors and subcontractors, the availability of construction materials and labor, the ability to meet construction schedules and budgets, the ability to manage union activities such as picketing or hand billing which could delay construction, increases in labor and building materials costs, the availability of financing at acceptable rates and terms, changes in weather or other acts of God that could result in construction delays and adversely affect the results of one or more restaurants for an indeterminate amount of time, our ability to hire and train qualified management personnel and general economic and business conditions. At each potential location, we compete with other restaurants and retail businesses for desirable development sites, construction contractors, management personnel, hourly employees and other resources.

If we are unable to successfully manage these risks, we could face increased costs and lower than anticipated revenues and earnings in future periods. We may be evaluating acquisitions or engaging in acquisition negotiations at any given time.  We cannot be sure that we will be able to continue to identify acquisition candidates on commercially reasonable terms or at all.  If we make additional acquisitions, we also cannot be sure that any benefits anticipated from the acquisition will actually be realized.  Likewise, we cannot be sure that we will be able to obtain necessary financing for acquisitions.  Such financing could be restricted by the terms of our debt agreements or it could be more expensive than our current debt.  The amount of such debt financing for acquisitions could be significant and the terms of such debt instruments could be more restrictive than our current covenants.

Because our restaurants are concentrated in Texas, regional events can adversely affect our financial performance.

Approximately 95% of our restaurants were located in Texas as of November 1, 2007. Our remaining restaurants are located in Arizona, Arkansas, Louisiana and Oklahoma. This concentration could adversely affect our financial performance in a number of ways. For example, our results of operations may be adversely affected by economic conditions in Texas or the southern United States or the occurrence of an event of terrorism or natural disaster in any of the communities in which we operate. Also, given our geographic concentration, negative publicity relating to our restaurants could have a more pronounced adverse effect on our overall revenues than might be the case if our restaurants were more broadly dispersed. Although we generally maintain property and casualty insurance to protect against property damage caused by casualties and natural disasters, inclement weather, flooding, hurricanes and other acts of God, these events can adversely impact our sales by discouraging potential customers from going out to eat or by rendering a restaurant inoperable for a significant amount of time.

An increase in the minimum wage could adversely affect our financial performance.

From time to time, the U.S. Congress and state legislature consider increases in the minimum wage. The restaurant industry is intensely competitive, and if the minimum wage is increased, we may not be able to transfer all of the resulting increases in operating costs to our customers in the form of price increases. In addition, because our business is labor-intensive, shortages in the labor pool or other inflationary pressure could increase labor costs that could adversely affect our financial performance.

Labor shortages or increases in labor costs could adversely affect our business and results of operations.

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

Many of the food and beverage products we purchase are affected by commodity pricing, and as such, are subject to price volatility caused by production problems, shortages, weather or other factors outside of our control. Our profitability depends, in part, on our successfully anticipating and reacting to changes in the prices of commodities. Therefore, we enter into purchase commitments with suppliers when we believe that it is advantageous for us to do so. Should there be an adverse change in commodity prices, we may be forced to absorb the additional costs rather than transfer the resulting increases in commodity prices to our customers in the form of menu price increases. Our success also depends, in part, on our ability to absorb increases in utility costs. Our operating results are affected by fluctuations in the price of utilities. Our inability to anticipate and respond effectively to an adverse change in any of these factors could have a significant adverse effect on our results of operations.

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

Our planned culinary contract services expansion may not be successful.

Our success depends on our ability to retain our current clients and renew our existing client contracts.  Our ability to do so generally depends on a variety of factors, including the quality, price and responsiveness of our services, as well as our ability to market these services effectively and differentiate ourselves from our competitors.  We cannot assure you that we will be able to renew existing client contracts at the same or higher rates or that our current clients will not turn to competitors, cease operations, elect to self-operate or terminate contracts with us.  The failure to renew a significant number of our existing contracts would have a material adverse effect on our business and results of operations.

If we lose the services of any of our key management personnel, our business could suffer.

The success of our business is highly dependent upon our key management personnel, particularly Christopher J. Pappas, our President and Chief Executive Officer, and Harris J. Pappas, our Chief Operating Officer. The loss of the services of any key management personnel could have a material adverse effect upon our business.

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

Our restaurants are well maintained and in good condition. In order to maintain appearance and operating efficiency, we periodically refurbish and update our restaurants and equipment and perform scheduled maintenance.

We own the underlying land and buildings in which 94 of our restaurants are located. Nine of these restaurant properties contain excess building space, which is leased to tenants unaffiliated with our company.

In addition to the owned locations, 34 other restaurants are held under leases, including 10 in regional shopping malls. Most of the leases are fixed-dollar rentals. Most require us to pay additional amounts related to property taxes, hazard insurance and maintenance of common areas. Of the 34 restaurant leases, the current terms of 6 expire before 2010, 18 expire between 2010 and 2014, and 10 thereafter. Of the 34 restaurant leases, 31 can be extended beyond their current terms at our option.

We lease approximately 25,000 square feet of corporate office space, which extends through 2011. The corporate office space is located off the Northwest Freeway in Houston, Texas in close proximity to many of our Houston restaurant locations.

We also lease warehouse space in the Houston, Texas area  as described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Affiliations and Related Parties - Affiliations” in Item 7 of this report. See Note 10, “Operating Leases”, of the Notes to Consolidated Financial Statements in Item 8 of this report for information concerning our lease rental expenses and lease commitments.

As of November 1, 2007, we had one owned property, with a carrying value of approximately $0.7 million, and three properties located on ground leases, with a zero carrying value, that are held for sale.

We also have three locations held for future use.  Of these, two are owned and one is a ground lease.  All three of these are located in Texas.

We maintain public liability insurance and property damage insurance on our properties in amounts which management believes provide adequate coverage.

Item 3.	Legal Proceedings

We are, from time to time, subject to claims and lawsuits arising in the ordinary course of business. In the opinion of management, the ultimate resolution of pending claims and lawsuits will not have a material adverse effect on our operations or consolidated financial position. There are no material legal proceedings to which any of our directors, officers or affiliates, or any associate of any such director or officer, is a party, or has a material interest, adverse to our company.

Item 4.	Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of our security holders during the fourth quarter of the fiscal year ended August 29, 2007.

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

Fiscal Quarter Ended	High	Low

November 23, 2005	$14.32	$11.69
February 15, 2006	14.90	11.29
May 10, 2006	16.09	11.10
August 30, 2006	12.03	8.18
November 22, 2006	11.74	8.27
February 14, 2007	11.74	10.00
May 9, 2007	11.19	9.47
August 29, 2007	11.15	9.21

As of November 1, 2007, there were approximately 2,856 holders of record of our common stock. No cash dividends have been paid on our common stock since fiscal year 2000, and we currently have no intention to pay a cash dividend on our common stock. On November 1, 2007, the closing price of our common stock on the New York Stock Exchange was $10.85.

Equity Compensation Plans

Securities authorized under our equity compensation plans as of August 29, 2007, were as follows:

	(a)	(b)	(c)

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans Excluding Securities Reflected in Column (a))

Equity compensation plans previously approved by security holders	187,407	$8.42	1,838,295
Equity compensation plans not previously approved by security holders	2,269,625	5.02	—

Total	2,457,032	$5.28	1,838,295

See Note11, “Share-Based Compensation,” to the financial statements.

The following graph compares the cumulative total stockholder return on our common stock for the five fiscal years ended August 29, 2007, with the cumulative total return on the S&P SmallCap 600 Index and an industry peer group index.  The peer group index consists of Bob Evans Farms, Inc., Ruby Tuesday Inc., CBRL Group Inc. and O’Charley’s. These companies are multi-unit family restaurant operators in the mid-price range.
The cumulative total shareholder return computations set forth in the performance graph assume an investment of $100 on August 28, 2002, and the reinvestment of all dividends.  The returns of each company in the peer group index have been weighed according to that company’s stock market capitalization.

	2002	2003	2004	2005	2006	2007

Luby’s Inc.	100.00	48.80	129.49	261.78	189.46	228.33
S&P 600 Index – Total Return	100.00	122.70	140.93	178.27	190.95	218.21
S&P 600 Restaurant Index	100.00	115.98	126.76	153.72	158.58	161.60
Peer Group Index Only	100.00	118.88	121.02	118.43	134.11	132.98
Peer Group Index + Luby’s Inc.	100.00	116.91	121.78	123.14	136.19	136.69

Item 6.	Selected Financial Data

Five-Year Summary of Operations

	Fiscal Year Ended
	August 29, 2007	August 30, 2006	August 31, 2005(a)	August 25, 2004	August 27, 2003
	(364 days)	(364 days)	(371 days)	(364 days)	(364 days)
	(In thousands except per share data)
Sales
Restaurant sales	$318,323	$324,640	$318,401	$294,235	$290,512
Culinary contract services	2,064	—	—	—	—
Total sales	320,387	324,640	318,401	294,235	290,512

Income from continuing operations	11,247	21,085	8,456	6,063	2,106

Loss from discontinued operations(c)	(384)	(1,524)	(5,008)	(9,185)	(31,827)

Net income (loss)	10,863	19,561	3,448	(3,122)	(29,721)

Income per share from continuing operations:
B Basic	$0.43	$0.81	$0.37	$0.27	$0.09
Assuming dilution	$0.41	$0.77	$0.36	$0.27	$0.09

Loss per share from discontinued operation:
Basic	$(0.01)	$(0.06)	$(0.22)	$(0.41)	$(1.42)
Assuming dilution	$(0.01)	$(0.06)	$(0.21)	$(0.41)	$(1.41)

Net income (loss) per share
Basic	$0.42	$0.75	$0.15	$(0.14)	$(1.32)
Assuming dilution	$0.40	$0.71	$0.15	$(0.14)	$(1.32)

Weighted-average shares outstanding
Basic	26,121	26,024	22,608	22,470	22,451
Assuming dilution	27,170	27,444	23,455	22,679	22,532

Total assets	$219,686	$206,699	$206,214	$232,281	$275,675

Long-term debt (including net convertible subordinated debt) (b)	$—	$—	$13,500	$53,561	$—

Total debt	$—	$—	$13,500	$53,561	$98,532

Number of restaurants at fiscal year end	128	128	131	138	148

(a)	Fiscal year ended August 30, 2005 consists of 53 weeks, while all other periods presented consist of 52 weeks.
(b)
See “Management's Discussion and Analysis of Financial Condition and Results of Operations – Debt” in Item 7 of this report and Note 7, “Debt”, of the Notes to Consolidated Financial Statements in Item 8 of this report.

(c)       Our business plan, as approved in fiscal year 2003, called for the closure of more than 50 locations. In accordance with the plan, the entire fiscal activity of the applicable stores closed after the inception of the plan has been reclassified to discontinued operations.
For comparison purposes, prior fiscal years results related to these same locations have also been reclassified to discontinued
operations.

Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations

Management's discussion and analysis of the financial condition and results of operations should be read in conjunction with the consolidated financial statements and footnotes for the fiscal years ended August 29, 2007, August 30, 2006 and August 31, 2005 included in Item 8 of this report.

Overview

We generate revenues primarily by providing quality home-style food to customers at our 128 restaurants located throughout Texas and four other states.  These establishments are located in close proximity to retail centers, business developments and residential areas.  We also provide culinary contract services for organizations that offer on-site food service, such as health care facilities.  In August 2007, we introduced our new cafeteria-style prototype design, with the opening of our first new store in over seven years.  The new restaurant is on pace to generate an annual unit volume, or AUV, in excess of $3.25 million, an increase of 30% as compared to our current average AUV of $2.5 million.

Accounting Periods

Our fiscal year ends on the last Wednesday in August.  As such, each fiscal year normally consists of 13 four-week periods, or accounting periods, accounting for 364 days in the aggregate.  Each of the first three quarters of each fiscal year consists of three four-week periods, while the fourth quarter normally consists of four four-week periods. Both fiscal 2007 and 2006 were 52-week years, while fiscal 2005 was a 53-week year for us, with the extra week occurring in the fourth quarter. Comparability between quarters may be affected by the varying lengths of the quarters, as well as the seasonality associated with the restaurant business.

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

Same-store sales decreased 1.5% for fiscal year 2007.  Same-store sales increased 4.6% and 6.3% for fiscal years 2006 and 2005, respectively.  Our calculation of same-store sales remove the additional week of sales in fiscal 2005 and compare sales year-over-year for periods that include approximately the same calendar dates.  This approach was also applied to same-store sales for fiscal quarters, adjusting for the additional week in fiscal fourth quarter 2005.  The following table shows the same-store sales change for comparative historical quarters:

Increase (Decrease)	Fiscal 2007				Fiscal 2006				Fiscal 2005
	Q4	Q3	Q2	Q1	Q4	Q3	Q2	Q1	Q4	Q3	Q2	Q1
Same-store sales	(2.0)%	(1.9)%	(3.6)%	1.7%	2.0%	4.1%	6.7%	6.4%	7.0%	6.5%	5.7%	5.8%

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

Minimum Wage Increase Impact
The new federal minimum wage increase took effect on July 24, 2007.  As a percentage of total employees, those previously earning below the first increase in the minimum wage to $5.85 represented less than 5 percent of our total workforce.  While this percentage is relatively small, we expect to experience a “compression” due to the minimum wage increase, meaning that wages earned by employees within a certain range of the new minimum wage would be adjusted over time as the new minimum wage increases are phased in throughout the next three years.  To the extent prevailing market conditions allow, we intend to adjust menu prices to maintain profit margins.

Discontinued Operations

Our business plan, as approved in fiscal year 2003 and completed in fiscal year 2006, called for the closure of more than 50 locations. In accordance with the plan, the entire fiscal activity of the applicable stores closed after the inception of the plan has been classified as discontinued operations.  Results related to these same locations have also been classified as discontinued operations for all periods presented.

RESULTS OF OPERATIONS

Fiscal 2007 (52 weeks) compared to Fiscal 2006 (52 weeks)

Total sales decreased approximately $4.3 million, or 1.3%, in fiscal 2007 compared to fiscal 2006.  Restaurant sales decreased $6.3 million, offset by $2.0 million of culinary contract services revenue recognized in fiscal 2007.  The $6.3 million decline in restaurant sales included a $1.5 million reduction in sales related to closed operations.  On a same-store basis, sales decreased approximately $4.9 million, or 1.5%, due primarily to declines in guest traffic partially offset by higher menu prices and more favorable menu mix.

Food costs decreased approximately $0.7 million, or 0.8%, in fiscal 2007 compared to fiscal 2006 due to the lower sales volume offset by higher commodity prices for beef, seafood, poultry and oils.  Our promotion of combination meals has provided favorable cost structures.  As a percentage of restaurant sales, food costs increased 0.3%, from 26.6% in fiscal 2006 to 26.9% in fiscal 2007.

Payroll and related costs decreased approximately $3.8 million, or 3.4%, in fiscal 2007 compared to fiscal 2006.  As a percentage of restaurant sales, these costs decreased 0.6%, from 34.6% in fiscal 2006 to 34.0% in fiscal 2007, due to reduced restaurant sales and continued focus on labor productivity.

Other operating expenses decreased approximately by $0.6 million, or 0.9%, for fiscal 2007 compared to fiscal 2006. As a percentage of restaurant sales, these costs increased 0.2% and were driven by lower utility and advertising costs, offset by a $1.1 million insurance recovery associated with a business claim related to Hurricane Rita, which we recorded as a reduction to operating expense in the fourth quarter of fiscal 2006.

Depreciation and amortization expense increased by approximately $0.3 million, or 2.0%, in fiscal 2007 compared to fiscal 2006 due to increased capital expenditures in fiscal 2007.

General and administrative expenses decreased by approximately $0.5 million, or 2.4%, in fiscal 2007 compared to fiscal 2006.  As a percentage of total sales, general and administrative expenses decreased to 6.8% in fiscal 2007 compared to 6.9% in fiscal 2006, primarily due to lower bonus expense and professional consulting fees, partially offset by increased share-based compensation expense.

The provision for asset impairments and restaurant closings decreased by approximately $0.3 million in fiscal 2007 compared to fiscal 2006 primarily due to asset impairment and lease settlement costs recognized in 2006 offset by a 2007 lease settlement related to a closed location.

The net loss (gain) on disposition of property and equipment decreased by approximately $0.7 million in fiscal 2007 compared to fiscal 2006.  This decrease is primarily due to the retirement of obsolete equipment that was identified during our fiscal 2006 review of restaurant equipment at all of our restaurants and at our Houston Service Center.

Interest income increased approximately $0.8 million due to higher cash and short term investment balances.  Interest expense decreased $0.1 million.

Other income, net, decreased by approximately $0.3 million in fiscal 2007 compared to fiscal 2006, due primarily to a decrease in prepaid state sales tax discounts resulting from lower sales in fiscal 2007.

The income tax provision for fiscal 2007 was $6.3 million compared to recognition of an income tax benefit of $4.5 million in 2006.  All of our net operating losses have been fully utilized and the provision for income taxes in 2007 is reflective of the tax effect of the pre-tax income for the year.  Our income tax benefit in fiscal 2006 primarily represents the recognition of tax benefits for net operating losses not recognized in previous years due to uncertainty regarding our ability to realize them.

The net loss from discontinued operations decreased by approximately $1.1 million in fiscal 2007 compared to fiscal 2006, principally due to lease settlement and asset impairment costs associated with discontinued operation in 2006.

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

Payroll and related costs decreased approximately $1.2 million, or 1.1%, in fiscal 2006 compared to fiscal 2005.  As a percentage of sales, these costs decreased 1.0%, from 35.6% in fiscal 2005 to 34.6% in fiscal 2006, due to operational focus and lower workers’ compensation expense, including the effects of reduced actuarial estimates of potential losses resulting from favorable claims experience.

Other operating expenses increased by approximately $5.0 million, or 7.7%, for fiscal 2006 compared to fiscal 2005. As a percentage of sales these costs increased 1.1%, and were driven by higher utilities costs as well as higher restaurant supply and repair and maintenance costs, while being partially offset by a $1.1 million insurance recovery associated with a business interruption claim due to Hurricane Rita, recorded as a reduction to operating expense in the fourth quarter of fiscal 2006.

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

Interest expense, decreased approximately $10.6 million, in fiscal 2006 compared to fiscal 2005.  This decrease was primarily due to an $8.0 million write-off of the unamortized portion of the discount associated with convertible subordinated notes upon their conversion to common stock in August 2005, in combination with the elimination of outstanding debt and lower interest rates following the refinancing of our outstanding indebtedness in 2005. Interest income decreased by approximately $0.1 million.

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

LIQUIDITY AND CAPITAL RESOURCES

Cash and Cash Equivalents and Short-Term Investments

Cash and cash equivalents and short-term investments increased by $16.4 million from the end of fiscal 2006 to August 29, 2007, primarily due to cash flows from operations partially offset by capital expenditures.

Working Capital

We had a working capital deficit of $1.9 million as of August 29, 2007, which represented an $15.8 million improvement compared to $17.7 million as of August 30, 2006.  We expect to meet our working capital requirements through cash flows from operations and availability under the Revolving Credit Facility.

Capital Expenditures

Capital expenditures for the fiscal year ended August 29, 2007 were approximately $19.5 million. We primarily used our capital funds to improve our existing operating units, acquire real estate and develop new units, and invest in our culinary contract services business. We expect to be able to fund all capital expenditures in fiscal 2008 using cash flows from operations and our available credit. We expect to spend approximately $35.0 million to $40.0 million on capital expenditures in fiscal 2008.

DEBT

2007 Revolving Credit Facility

On July 13, 2007, we entered into a new $50.0 million unsecured Revolving Credit Facility (the “2007 Revolving Credit Facility”) with a syndicate of two banks.  The 2007 Revolving Credit Facility may, subject to certain terms and conditions, be increased by an additional $50.0 million for a total facility size of $100.0 million.  The 2007 Revolving Credit Facility allows for up to $15.0 million of the available credit to be extended in the form of letters of credit.  All amounts owed by us under the 2007 Revolving Credit Facility are guaranteed by our subsidiaries and must be repaid in full upon the maturity date on June 30, 2012.

At any time throughout the term of the facility, we have the option to elect one of two bases of interest rates.  One interest rate option is the greater of (a) the Federal Funds Effective Rate plus 0.50%, or (b) prime, plus, in either case, an applicable spread that ranges from zero to 0.50% per annum.  The other interest rate option is LIBOR (“London InterBank Offered Rate”) plus a spread that ranges from 0.75% to 2.00% per annum.  The applicable spread under each option is dependent upon certain measures of our financial performance at the time of each election.

We pay a quarterly commitment fee based on the unused available balance of the 2007 Revolving Credit Facility, which is also dependent upon our financial performance, ranging from 0.20% to 0.30% per annum.  We also pay quarterly fees with respect to any letters of credit issued and outstanding.  Finally, we were obligated to pay the lenders a one-time fee in connection with the closing of the 2007 Revolving Credit Facility.

The 2007 Revolving Credit Facility contains customary covenants and restrictions on our ability to engage in certain activities, including financial performance covenants and limitations on capital expenditures, asset sales and acquisitions and contains customary events of default.  As of August 29, 2007, we were in compliance with all covenants.

At August 29, 2007, we had a total of approximately $2.9 million committed under letters of credit, issued under the 2007 Revolving Credit Facility, which have been issued as security for the payment of insurance obligations classified as accrued expenses on the balance sheet.  An additional $12.0 million may be issued under letters of credit.

2005 Revolving Credit Facility

On August 31, 2005, we entered into an amended and restated, $45.0 million unsecured Revolving Credit Facility (the “2005 Revolving Credit Facility”) with a syndicate of three independent banks. All amounts owed by us under the 2005 Revolving Credit Facility were guaranteed by our subsidiaries. At August 30, 2006, we had a total of approximately $5.1 million committed under letters of credit that had been issued as security for the payment of insurance obligations classified as accrued expenses on the balance sheet.  The available amount, to be issued under letters of credit, was $4.9 million. On July 12, 2007, we terminated the 2005 Revolving Credit Facility and paid all outstanding liabilities associated with the agreement.

COMMITMENTS AND CONTINGENCIES

Off-Balance Sheet Arrangements

We have no off-balance-sheet structured financing arrangements.

Pending Claims

We presently, and from time to time, are subject to pending claims and lawsuits arising in the ordinary course of business. In the opinion of management, the resolution of any pending legal proceedings will not have a material adverse effect on our  results of operations, financial position, or cash flows.

Construction Activity

From time to time, we enter into non-cancelable contracts for the construction of our new restaurants.  This construction activity exposes us to the risks inherent in new construction including but not limited to rising material prices, labor shortages, delays in getting required permits and inspections, adverse weather conditions, and injuries sustained by workers.

Contractual Obligations

At August 29, 2007, we had contractual obligations and other commercial commitments as described below:

	Payments due by Period
Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	After 5 Years
	(In thousands)

Operating lease obligations (a)	$35,882	$4,246	$8,185	$6,681	$16,770

	Amount of Commitment by Expiration Period
Other Commercial Commitments	Total	Fiscal Year 2008	Fiscal Years 2009-2010	Fiscal Years 2011-2012	Thereafter
	(In thousands)

Letters of credit	$2,892	$2,892	$—	$—	$—

(a)	Operating lease obligations contain rent escalations and renewal options ranging from five to forty years.

We had no long-term debt, capital lease or purchase obligations at August 29, 2007.

In addition to the commitments described above, we enter into a number of cancelable and noncancelable commitments during each fiscal year. Typically, these commitments expire within one year and are generally focused on food inventory. We do not maintain any long-term or exclusive commitments or arrangements to purchase products from any single supplier. Substantially all of our product purchase commitments are cancelable up to 30 days prior to the vendor's scheduled shipment date.

Long-term liabilities reflected in our consolidated financial statements as of August 29, 2007 included amounts accrued for benefit payments under our supplemental executive retirement plan of $0.2 million, accrued insurance reserves of $2.4 million and deferred rent liabilities of $3.4 million.

We are also contractually obligated to our Chief Executive Officer and Chief Operating Officer pursuant to employment agreements. See “Affiliations and Related Parties” for further information.

AFFILIATIONS AND RELATED PARTIES

Affiliate Services

Our Chief Executive Officer, Christopher J. Pappas, and our Chief Operating Officer, Harris J. Pappas, own two restaurant entities (the “Pappas entities”) that may provide services to Luby's, Inc., and its subsidiaries, as detailed in the Master Sales Agreement dated December 9, 2005 among us and the Pappas entities.

Under the terms of the Master Sales Agreement, the Pappas entities may provide specialized (customized) equipment fabrication and basic equipment maintenance, including stainless steel stoves, shelving, rolling carts, and chef tables. The total costs under the Master Sales Agreement of custom-fabricated and refurbished equipment were $261,000, $107,000, and $174,000 in fiscal year 2007, 2006, and 2005, respectively.  Services provided under this agreement are subject to review and approval by the Finance and Audit Committee.

Operating Leases

We currently lease property from the Pappas entities on a month-to-month basis that we refer to as the Houston Service Center, which is used to accommodate our own in-house repair and fabrication center.  We paid approximately $82,000, $82,000, and $88,000 in fiscal years 2007, 2006, and 2005, respectively, pursuant to the terms of this lease.

We also lease approximately 27,000 square feet of warehouse space from the Pappas entities to complement the Houston Service Center, at a monthly rate of approximately $0.21 per square foot.  We paid approximately $67,000, $67,000, and $72,000 in fiscal years 2007, 2006, and 2005, respectively, pursuant to the terms of this lease.

In the third quarter of fiscal 2004, Messrs. Pappas became partners in a limited partnership which purchased a retail strip center in Houston, Texas.  Messrs. Pappas collectively own a 50% limited partner interest and a 50% general partner interest in the limited partnership.  A third party company manages the center.  One of our restaurants has rented approximately 7% of the space in that center since 1969.  No changes were made to our lease terms as a result of the transfer of ownership of the center to the new partnership.  We made payments of approximately $260,000, $266,000, and $276,000 during fiscal years 2007, 2006, and 2005, respectively, pursuant to the terms of the lease agreement, which currently includes an annual base rate of $14.64 per square foot.

On November 22, 2006, we executed a new lease agreement with respect to this property.  Effective upon our relocation and occupancy into the new space, in Spring 2008, the new lease agreement provides for a primary term of approximately 12 years with two subsequent five-year options and it gives the landlord an option to buy out the tenant on or after the calendar year 2015 by paying the then unamortized cost of improvements to the tenant.  We will owe, under the lease, $16.65 per square foot per year plus maintenance, taxes, and insurance for the calendar year 2008.  Thereafter, the lease provides for reasonable increases in rent at set intervals which is accounted for on a straight line basis.  The new lease agreement was approved by the Finance and Audit Committee.

Affiliated rents paid for the Houston Service Center, the separate storage facility, and the Houston property lease combined represented 9.4%, 9.8%, and 8.8% of total rents for continuing operations in fiscal years 2007, 2006, and 2005, respectively.

The following table compares current and prior fiscal year-to-date charges incurred under the Master Sales Agreement affiliated property leases and other related party agreements to our total capital expenditures, as well as relative general and administrative expenses and other operating expenses included in continuing operations:

	Year Ended
	August 29, 2007	August 30, 2006	August 31, 2005
	(364 days)	(364 days)	(371 days)
	(In thousands)
AFFILIATED COSTS INCURRED:
General and administrative expenses - professional and other costs	$38	$—	$5
Capital expenditures - custom-fabricated and refurbished equipment	261	107	174
Other operating expenses, including property leases	446	444	457
Total	$745	$551	$636
RELATIVE TOTAL COMPANY COSTS:
General and administrative expenses	$21,841	$22,373	$20,228
Capital expenditures	19,495	15,911	10,058
Other operating expenses	69,212	69,839	64,857
Total	$110,548	$108,123	$95,143
AFFILIATED COSTS INCURRED AS A PERCENTAGE OF RELATIVE TOTAL COMPANY COSTS
Fiscal year	0.67%	0.51%	0.67%

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

As amended in June 7, 2004, the purchase agreement allows Messrs. Pappas to continue to nominate persons for election to the board which, if such nominees are elected, would result in Messrs. Pappas having nominated three of the then-serving directors of our company. Messrs. Pappas retain their right for so long as they both are executive officers of our company.

Christopher J. Pappas, our President and Chief Executive Officer, is an advisory member of the Board of Directors of Amegy Bank, National Association, which is a lender and Syndication Agent under the 2007 Revolving Credit Facility. We hold, from time to time, certain short-term investments with Amegy Bank, National Association.  In November 2005, Christopher and Harris Pappas entered into new employment agreements expiring in August 2008.  Both continue to devote their primary time and business efforts to Luby's, while maintaining their roles at Pappas Restaurants, Inc.  See Note 16, Subsequent Events, to the financial statements.

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

Income Taxes

We record the estimated future tax effects of temporary differences between the tax bases of assets and liabilities and amounts reported in the accompanying consolidated balance sheets, as well as operating loss and tax credit carrybacks and carryforwards. We periodically review the recoverability of tax assets recorded on the balance sheet and provide valuation allowances as management deems necessary. Management makes judgments as to the interpretation of the tax laws that might be challenged upon an audit and cause changes to previous estimates of tax liability. In addition, we operate within multiple taxing jurisdictions and are subject to audit in these jurisdictions. In management's opinion, adequate provisions for income taxes have been made for all years. Historically, the Internal Revenue Service (“IRS”) periodically has reviewed our company. We are currently under review for the 2002, 2001 and 2000 fiscal years. The IRS review could result in a reduction of the deductions claimed on our returns and additional income taxes due. In August 2006, we settled an IRS audit of the 2003 fiscal year and agreed to a partial reduction of the loss claimed on the federal income tax return for the year.  The result of the audit was a reduction of $7.4 million in the cumulative net operating losses carried forward to offset future taxable income.  As of August 29, 2007 and August 30, 2006, there were zero and $13.1 million, respectively, in net operating losses being carried forward.

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

Share-Based Compensation

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

NEW ACCOUNTING PRONOUNCEMENTS

In May 2005, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 154, “Accounting Changes and Error Corrections” (“SFAS 154”).  This statement, which replaces APB Opinion No. 20, “Accounting Changes” and FASB Statement No. 3, “Reporting Accounting Changes in Interim Financial Statements”, requires that a voluntary change in accounting principle be applied retroactively to all prior period financial statements presented, unless it is impractical to do so.  SFAS 154 also provides that a change in method of depreciating or amortizing a long-lived non-financial asset be accounted for as a change in estimate effected by a change in accounting principle, and also provides that corrections of errors in previously issued financial statements should be termed a “restatement”.  SFAS 154 is effective for fiscal years beginning after December 15, 2005, which is our fiscal year 2007.  The adoption of SFAS 154 did not have a material impact on our financial position, results of operations or cash flows.

In June 2006, the Emerging Issues Task Force issued EITF 06-03, “How Taxes Collected from Customers and Remitted to Governmental Authorities should be presented in the Income Statement (That is Gross versus Net Presentation).”  We present sales taxes on a net basis (excluded from revenues).  As a result, implementing this consensus had no impact on our financial position, results of operations or cash flows, and no additional disclosures were required.  We adopted EITF 06-03 effective August 31, 2006.

In July 2006, FASB Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes – An Interpretation of Financial Accounting Standards Board Statement No. 109” (“FAS 109”) was issued.  FIN 48 clarifies the accounting for income taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements.  FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition.  FIN 48 applies to all tax positions related to income taxes subject to FAS 109.  FIN 48 is effective for fiscal years beginning after December 15, 2006.  We plan to adopt this guidance effective for fiscal year 2008.  The Company is currently evaluating the impact of adopting FIN 48.

On September 13, 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin (“SAB”) No. 108, “Considering the Effect of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.”  SAB 108 provides guidance on evaluating the materiality of prior periods’ misstatements, quantifying the effects of correcting misstatements in the current period and criteria for restatement of prior periods.  SAB 108 is effective for fiscal years ending after November 15, 2006.  We adopted this guidance effective for fiscal 2007.  This adoption had no material impact on our financial position, results of operations or cash flows.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”) effective for fiscal years beginning after November 15, 2007.  SFAS 157 enhances the guidance for using fair value to measure assets and liabilities.  In addition, SFAS 157 is expanding information about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value and the effect of fair value measurements on earnings.  We are currently evaluating the potential impact, if any, this would have on our financial results for fiscal 2009.

In February 2007, the FASB issued SFAS No. 159, “Fair Value Option for Financial Assets and Financial Liabilities – including an Amendment to FASB Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities”, which permits entities to choose to measure many financial instruments and certain other items at fair value.  We will be required to adopt the provisions of this standard for fiscal 2009, and we are currently evaluating the impact, if any, that it will have on our financial statements.

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

We are exposed to market risk from changes in interest rates affecting our variable-rate debt. As of August 29, 2007, the total amount of debt subject to interest rate fluctuations outstanding under our 2007 Revolving Credit Facility was zero.

Although we are not currently using interest rate swaps, we have previously used and may in the future use these instruments to manage cash flow risk on a portion of our variable-rate debt.

Many ingredients in the products sold in our restaurants are commodities, subject to unpredictable price fluctuations.  We attempt to minimize price volatility by negotiating fixed price contracts for the supply of key ingredients and in some cases by passing increased commodity costs through to the customer by adjusting menu prices or menu offerings.  Our ingredients are available from multiple suppliers so we are not dependant on a single vendor for our ingredients.

Item 8.	Financial Statements and Supplementary Data

Report of Management

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Because of its inherent limitations, internal control over financial reporting may not prevent or detect material misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, management conducted an evaluation of the effectiveness of our internal control over financial reporting as of August 29, 2007 based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that evaluation, our management concluded that our internal control over financial reporting was effective as of August 29, 2007.

/s/Christopher J. Pappas	/s/K. Scott Gray
Christopher J. Pappas	K. Scott Gray
President and Chief Executive Officer	Senior Vice President and Chief Financial Officer

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders
Luby’s, Inc.

We have audited the accompanying consolidated balance sheet of Luby’s, Inc. (a Delaware corporation) and its subsidiaries as of August 29, 2007, and the related consolidated statements of operations, shareholders' equity, and cash flows for the year ended August 29, 2007. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Luby’s, Inc. as of August 29, 2007, and the results of their operations and their cash flows for the year ended August 29, 2007, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Luby’s, Inc.’s internal control over financial reporting as of August 29, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated November 6, 2007 expressed an unqualified opinion thereon.

/s/GRANT THORNTON LLP

Houston, Texas
November 6, 2007

Report of Independent Registered Public Accounting Firm on
Internal Control over Financial Reporting

Board of Directors and Shareholders
Luby’s, Inc.

We have audited Luby’s, Inc.’s, (a Delaware Corporation) internal control over financial reporting as of August 29, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Luby’s, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Report of Management. Our responsibility is to express an opinion on Luby’s, Inc.’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, Luby’s, Inc. maintained, in all material respects, effective internal control over financial reporting as of August 29, 2007, based on criteria established in Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet and consolidated statements of operations, shareholders’ equity and cash flows of Luby’s, Inc., as of and for the year ended August 29, 2007 and our report dated November 6, 2007 expressed an unqualified opinion thereon.

/s/GRANT THORNTON LLP

Houston, Texas
November 6, 2007

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Luby's, Inc.

We have audited the accompanying consolidated balance sheet of Luby's, Inc. (the Company) as of August 30, 2006 and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the two years in the period ended August 30, 2006. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Luby's, Inc. at August 30, 2006 and the consolidated results of its operations and its cash flows for each of the two years in the period ended August 30, 2006, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 1 to the consolidated financial statements, in fiscal 2006, Luby’s Inc. changed its method of accounting for share-based compensation in accordance with guidance provided in the Statement of Financial Accounting Standards No. 123 (R), “Share-Based Payments”.

/s/ERNST & YOUNG LLP
San Antonio, Texas
November 6, 2006

Luby's, Inc.
Consolidated Balance Sheets

	August 29, 2007	August 30, 2006
	(In thousands, except share data)
ASSETS
Current Assets:
Cash and cash equivalents	$17,514	$9,715
Short-term investments	8,600	—
Trade accounts and other receivables, net	1,657	1,461
Food and supply inventories	2,574	2,392
Prepaid expenses	1,398	1,609
Deferred income taxes	624	1,160
Total current assets	32,367	16,337
Property and equipment, net	185,983	183,990
Property held for sale	736	1,661
Deferred income taxes	—	3,600
Other assets	548	1,111
Total assets	$219,634	$206,699
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$12,882	$10,932
Accrued expenses and other liabilities	21,400	23,119
Total current liabilities	34,282	34,051
Other liabilities	7,088	7,089
Total liabilities	41,370	41,140
Commitments and Contingencies
SHAREHOLDERS' EQUITY
Common stock, $0.32 par value; 100,000,000 shares authorized; Shares issued were 27,835,901 and 27,748,983, respectively; Shares outstanding were 26,159,498 and 26,072,580, respectively	8,907	8,880
Paid-in capital	43,514	41,699
Retained earnings	161,447	150,584
Less cost of treasury stock, 1,676,403 shares	(35,604)	(35,604)
Total shareholders' equity	178,264	165,559
Total liabilities and shareholders' equity	$219,634	$206,699

The accompanying notes are an integral part of these consolidated financial statements.

Luby's, Inc.
Consolidated Statements of Operations

	Year Ended
	August 29, 2007	August 30, 2006	August 31, 2005
	(In thousands except per share data)

SALES:
Restaurant sales	$318,323	$324,640	$318,401
Culinary contract services	2,064	—	—
TOTAL SALES	320,387	324,640	318,401
COSTS AND EXPENSES:
Cost of food	85,732	86,461	85,166
Payroll and related costs	108,381	112,220	113,435
Other operating expenses	69,212	69,839	64,857
Cost of culinary contract services	1,841	—	—
Depreciation and amortization	16,054	15,747	15,042
Relocation and voluntary severance	—	—	669
General and administrative expenses	21,841	22,373	20,228
Provision for asset impairments and restaurant closings	204	533	35
Net loss (gain) on disposition of property and equipment	774	1,508	(43)
Total costs and expenses	304,039	308,681	299,389
INCOME FROM OPERATIONS	16,348	15,959	19,012
Interest income	1,111	325	192
Interest expense	(892)	(1,022)	(11,636)
Other income, net	954	1,289	1,006
Income before income taxes and discontinued operations	17,521	16,551	8,574
Provision (benefit) for income taxes	6,274	(4,534)	118
Income from continuing operations	11,247	21,085	8,456
Discontinued operations, net of income taxes	(384)	(1,524)	(5,008)
NET INCOME	$10,863	$19,561	$3,448
Income per share from continuing operations:
Basic	$0.43	$0.81	$0.37
Assuming dilution	$0.41	$0.77	$0.36
Loss per share from discontinued operations:
Basic	$(0.01)	$(0.06)	$(0.22)
Assuming dilution	$(0.01)	$(0.06)	$(0.21)
Net income per share:
Basic	$0.42	$0.75	$0.15
Assuming dilution	$0.40	$0.71	$0.15
Weighted-average shares outstanding:
Basic	26,121	26,024	22,608
Assuming dilution	27,170	27,444	23,455

The accompanying notes are an integral part of these consolidated financial statements.

Luby's, Inc.
Consolidated Statements of Shareholders' Equity
(In thousands)

	Common Stock						Total
	Issued		Treasury		Paid-In	Retained	Shareholders'
	Shares	Amount	Shares	Amount	Capital	Earnings	Equity
Balance at August 25, 2004	27,411	$8,771	(4,933)	$(104,771)	$39,070	$186,480	$129,550
Net income for the year	—	—	—	—	—	3,448	3,448
Common stock issued under nonemployee director benefit plans	9	3	31	655	(179)	(393)	86
Common stock issued for conversion of subordinated debt	—	—	3,226	68,512	—	(58,512)	10,000
Common stock issued under employee benefit plans	191	61	—	—	1,141	—	1,202
Balance at August 31, 2005	27,611	8,835	(1,676)	(35,604)	40,032	131,023	144,286
Net income for the year	—	—	—	—	—	19,561	19,561
Common stock issued under nonemployee director benefit plans	16	5	—	—	186	—	191
Common stock issued under employee benefit plans	122	40	—	—	1,046	—	1,086
Share-based compensation expense	—	—	—	—	435	—	435
Balance at August 30, 2006	27,749	8,880	(1,676)	(35,604)	41,699	150,584	165,559
Net income for the year	—	—	—	—	—	10,863	10,863
Common stock issued under nonemployee director benefit plans	22	6	—	—	215	—	221
Tax benefit on stock option expense	—	—	—	—	172	—	172
Common stock issued under employee benefit plans	65	21	—	—	510	—	531
Share-based compensation expense	—	—	—	—	918	—	918
Balance at August 29, 2007	27,836	$8,907	(1,676)	$(35,604)	$43,514	$161,447	$178,264

The accompanying notes are an integral part of these consolidated financial statements.

Luby's, Inc.
Consolidated Statements of Cash Flows

	Year Ended
	August 29, 2007	August 30, 2006	August 31, 2005
	(In thousands)

Cash flows from operating activities:
Net income	$10,863	$19,561	$3,448
Adjustments to reconcile net income to net cash provided by operating activities:
Pro Provision for asset impairments, net of gains/losses on property sales	820	1,871	824
Depreciation and amortization	16,054	15,755	15,006
Amortization of discount on convertible subordinated notes	—	—	7,909
Amortization of debt issuance cost	585	466	2,345
Non-cash compensation expense	221	191	86
Share-based compensation expense	918	435	—
Tax benefit on stock option expense	(172)	—	—
Deferred tax provision (benefit)	5,137	(4,759)	—
Cash provided by operating activities before changes in operating assets and liabilities	34,426	33,520	29,618
Changes in operating assets and liabilities:
Increase in trade accounts and other receivables, net	(196)	(1,310)	(50)
Increase in food and supply inventories	(182)	(177)	(123)
(Increase) decrease in prepaid expenses and other assets	230	(14)	(609)
Decrease in accounts payable, accrued expenses and other liabilities	(813)	(6,424)	(223)
Decrease in reserve for store-closings	—	—	(486)
Net cash provided by operating activities	33,465	25,595	28,127
Cash flows from investing activities:
Proceeds from redemption/maturity of short-term investments	34,206	1,667	617
Purchase of short-term investments	(42,806)	—	—
Proceeds from disposal of assets and property held for sale	1,767	7,989	17,684
Purchases of property and equipment	(19,495)	(15,911)	(10,058)
Net cash (used in) provided by investing activities	(26,328)	(6,255)	8,243
Cash flows from financing activities:
Repayment of debt	—	(15,500)	(45,970)
Proceeds from issuance of debt	—	2,000	8,000
Debt issuance costs	(41)	—	(124)
Tax benefit on stock option expense	172	—	—
Proceeds received on the exercise of employee stock options	531	1,086	1,202
Net cash (used in) provided by financing activities	662	(12,414)	(36,892)
Net increase (decrease) in cash and cash equivalents	7,799	6,926	(522)
Cash and cash equivalents at beginning of year	9,715	2,789	3,311
Cash and cash equivalents at end of year	$17,514	$9,715	$2,789

The accompanying notes are an integral part of these consolidated financial statements.

Luby's, Inc.
Notes to Consolidated Financial Statements
Fiscal Years 2007, 2006 and 2005

Note 1.	Nature of Operations and Significant Accounting Policies

Nature of Operations

Luby's, Inc. is based in Houston, Texas. As of August 29, 2007, the Company owned and operated 128 restaurants, with 121 in Texas and the remainder in four other states. The Company's restaurant locations are convenient to shopping and business developments as well as to residential areas. Accordingly, the restaurants appeal primarily to shoppers, travelers, store and office personnel at lunch and to families at dinner.  Culinary contract services is comprised of contract arrangements to manage food services for clients operating in primarily three lines of business:  health care, higher education and corporate dining.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Luby's, Inc. and its wholly owned subsidiaries. Luby's, Inc. was restructured into a holding company on February 1, 1997, at which time all of the operating assets were transferred to Luby's Restaurants Limited Partnership, a Texas limited partnership composed of two wholly owned, indirect corporate subsidiaries of the Company. All restaurant operations are conducted by the partnership. Unless the context indicates otherwise, the word “Company” as used herein includes Luby's, Inc., the partnership and the consolidated corporate subsidiaries of Luby's, Inc. All significant intercompany accounts and transactions have been eliminated in consolidation.

Cash and Cash Equivalents

Cash and cash equivalents include highly liquid investments such as money market funds that have a maturity of three months or less. Amounts receivable from credit card companies are also considered cash equivalents because they are both short-term and highly liquid in nature and are typically converted to cash within three days of the sales transaction.

Allowance for Doubtful Accounts

Receivables consist principally of amounts due from culinary contract service clients, catering customers and restaurant sales to corporations.  Receivables are recorded at the invoiced amount and do not bear interest.  The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in the Company’s existing accounts receivable.  The Company determines the allowance based on historical write-off experience.  The Company periodically reviews its allowance for doubtful accounts.  Account balances are charged off against the allowance after all means of collections have been exhausted and the potential for recovery is considered remote.

Investments

Short-term investments include securities of two types.  Securities held-to-maturity are reported at amortized cost.  Available-for-sale securities are reported at fair value with unrealized gains and losses excluded from earnings and reported in shareholders’ equity.  The fair value of the available-for-sale securities equaled their acquisition cost.

Comprehensive Income

Comprehensive income is the same as reported net income.

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

Debt Issuance Costs

Debt issuance costs include costs incurred in connection with the arrangement of long-term financing agreements. These costs are amortized using the straight-line method over the respective term of the debt to which they specifically relate.

Fair Value of Financial Instruments

The carrying value of cash and cash equivalents, trade accounts and other receivables, accounts payable and accrued expenses approximates fair value based on the short-term nature of these accounts.

Self-Insurance Accrued Expenses

The Company self-insures a significant portion of expected losses under its workers' compensation, work injury, and general liability programs. Accrued liabilities have been recorded based on estimates of the ultimate costs to settle incurred claims, both reported and not yet reported. These recorded estimated liabilities are based on judgments and independent actuarial estimates, which include the use of claim-development factors based on loss history; economic conditions; the frequency or severity of claims and claim development patterns; and claim reserve management settlement practices.

Revenue Recognition

Revenue from restaurant sales is recognized when food and beverage products are sold. Unearned revenues are recorded as a liability for dining cards that have been sold but not yet redeemed and are recorded at their expected redemption value. When dining cards are redeemed, revenue is recognized and unearned revenue is reduced.

Revenue from culinary contract services is recognized when services are provided and reimbursable costs are incurred within contractual terms.

Cost of Culinary Services

The cost of culinary services includes all food, payroll and related costs, and other operating expenses related to culinary service sales.  All general and administrative expenses, depreciation and amortization, property disposal, asset impairment costs associated with culinary services are reported within those respective lines as applicable.

Advertising Expenses

Advertising costs are expensed as incurred. Total advertising expense was $5.8 million, $6.7 million, and $6.7 million in fiscal 2007, 2006 and 2005, respectively, of which zero, $24,000, and $167,000, in fiscal 2007, 2006 and 2005, respectively, related to stores included in discontinued operations and was reclassified accordingly.

Depreciation and Amortization

Property and equipment are recorded at cost. The Company depreciates the cost of equipment over its estimated useful life using the straight-line method. Leasehold improvements are amortized over the lesser of their estimated useful lives or the related lease terms. Depreciation of buildings is provided on a straight-line basis over the estimated useful lives.

Pre-opening Expenses

Pre-opening expenses are expenditures related to the opening of new restaurants, other than those for capital assets.  Such expenditures are charged to expense when incurred and are classified in the income statement as either cost of food, payroll and related costs or other operating expenses as applicable.  Cost of culinary contract services contains the related costs of food, labor, and operating expenses.

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

Discontinued Operations

In August 2001, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” The Company was required to adopt SFAS No. 144 as of August 29, 2002. The adoption of SFAS No. 144 extended the reporting of discontinued operations to all components of an entity from a segment of an entity. Beginning in fiscal 2003, all qualifying disposal plans were reported as discontinued operations, and operations related to those disposals in prior years were reclassified as required. The results of disposal plans prior to the adoption continue to be included in continuing operations for all periods presented.

Share-Based Compensation

The Company adopted the provisions of SFAS No. 123, “Share-Based Payments (Revised 2004)” (“SFAS 123R”), effective September 1, 2005. Among other things, SFAS 123R eliminates the ability to account for share-based compensation using APB 25 and requires that such transactions be recognized as compensation cost in the income statement based on their fair values on the date of the grant. See Note 11, “Share-Based Compensation”.

Earnings Per Share

The Company presents basic income per common share and diluted income per common share in accordance with SFAS No. 128, “Earnings Per Share.” Basic income per share is computed by dividing net income by the weighted-average number of shares outstanding during each period presented. In fiscal year 2005, dilutive shares had a minimal effect on income per share.

Accounting Periods

The Company's fiscal year generally consists of 13 four-week periods ending on the last Wednesday in August, accounting for 364 days.  Each of the first three quarters of each fiscal year consists of three four-week periods, while the fourth quarter normally consists of four four-week periods.  Comparability between accounting periods may be affected by varying lengths of periods as well as seasonality and calendar shifts. Fiscal year 2005 consisted of 12 four-week periods and one five-week period.

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

Reclassifications

Certain reclassifications of prior period results have been made to conform to the current year presentation to present interest income and interest expense as separate line items.

New Accounting Pronouncements

In May 2005, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 154, “Accounting Changes and Error Corrections” (“SFAS 154”).  This statement, which replaces APB Opinion No. 20, “Accounting Changes” and FASB Statement No. 3, “Reporting Accounting Changes in Interim Financial Statements”, requires that a voluntary change in accounting principle be applied retroactively to all prior period financial statements presented, unless it is impractical to do so.  SFAS 154 also provides that a change in method of depreciating or amortizing a long-lived non-financial asset be accounted for as a change in estimate effected by a change in accounting principle, and also provides that corrections of errors in previously issued financial statements should be termed a “restatement”.  SFAS 154 is effective for fiscal years beginning after December 15, 2005, which is the Company’s current fiscal year 2007.  The adoption of SFAS 154 did not have a material impact on the Company’s financial position, results of operations or cash flows.

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

In July 2006, FASB Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes – An Interpretation of Financial Accounting Standards Board Statement No. 109” (“FAS 109”) was issued.  FIN 48 clarifies the accounting for income taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements.  FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition.  FIN 48 applies to all tax positions related to income taxes subject to FAS 109.  FIN 48 is effective for fiscal years beginning after December 15, 2006.  The Company plans to adopt this guidance effective for fiscal 2008.  The Company is currently evaluating the impact of adopting FIN 48.

On September 13, 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin (“SAB”) No. 108, “Considering the Effect of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.”  SAB 108 provides guidance on evaluating the materiality of prior periods’ misstatements, quantifying the effects of correcting misstatements in the current period and criteria for restatement of prior periods.  SAB 108 is effective for fiscal years ending after November 15, 2006.  The Company adopted this guidance effective for fiscal 2007.  This adoption did not have a material impact on its financial position, results of operations or cash flows.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”) effective for fiscal years beginning after November 15, 2007.  SFAS 157 enhances the guidance for using fair value to measure assets and liabilities.  In addition, SFAS 157 is expanding information about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value and the effect of fair value measurements on earnings.  The Company is currently evaluating the potential impact, if any, this would have on the Company’s financial results for fiscal 2009.

In February 2007, the FASB issued SFAS No. 159, “Fair Value Option for Financial Assets and Financial Liabilities – including an Amendment to FASB Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities”, which permits entities to choose to measure many financial instruments and certain other items at fair value.  The Company will be required to adopt the provisions of this standard for fiscal 2009, and is currently evaluating the impact, if any, that it will have on its financial statements.

Note 2.	Cash and Cash Equivalents, Short-Term Investments and Trade Receivables

The Company manages its cash and cash equivalents and short-term investments jointly in order to internally fund operating needs.

	August 29, 2007	August 30, 2006
	(In thousands)

Cash and cash equivalents	$17,514	$9,715
Short-term investments
Auction rate	6,600	—
Time deposits	2,000	—
Total cash and cash equivalents and short-term investments	$26,114	$9,715

Trade and other receivables, net, consist of the following:

	August 29, 2007	August 30, 2006
	(In thousands)

Trade and other receivables	$1,110	$1,478
Trade receivables, unbilled	620	—
Allowance for doubtful accounts and reserve for notes receivable, current portion	(73)	(17)
Total, net	$1,657	$1,461

The change in allowances for doubtful accounts for each of the years in the three year period ended is as follows:

	Year Ended
	August 29, 2007	August 30, 2006	August 31, 2005
	(In thousands)

Beginning balance	$17	$14	$10
Provisions for doubtful accounts	112	46	27
Write-offs	(56)	(43)	(23)
Ending balance	$73	$17	$14

Note 3.	Income Taxes

The following is a summarization of deferred income tax assets and liabilities as of the current and prior fiscal year-end:

	August 29, 2007	August 30, 2006
	(In thousands)

Deferred long-term income tax liability	$(1,001)	$—
Deferred short-term income tax liability	(52)	(52)
Plus: Deferred short-term income tax asset	676	1,212
Deferred long-term income tax asset	—	3,600
Net deferred income tax asset/(liability)	$(377)	$4,760

The following table details the categories of income tax assets and liabilities resulting from the cumulative tax effects of temporary differences as of the end of each period presented:

	August 29, 2007	August 30, 2006
	(In thousands)
Deferred income tax assets:
Workers' compensation, employee injury, and general liability claims	$1,076	$1,507
Deferred compensation	2,022	2,471
Net operating losses	116	4,503
General business credits	784	1,087
Other	2,479	2,653
Total deferred income tax assets	6,477	12,221
Deferred income tax liabilities:
Depreciation and amortization	5,714	6,372
Other	1,140	1,089
Total deferred income tax liabilities	6,854	7,461
Net deferred income tax asset/(liability)	$(377)	$4,760

An analysis of the provision for income taxes for continuing operations is as follows:

	Year Ended
	August 29, 2007	August 30, 2006	August 31, 2005
	(In thousands)

Current income tax expense (benefit)	$5,910	$(355)	$5,571
Deferred income tax expense (benefit)	364	(4,179)	(5,453)
Total income tax expense (benefit)	$6,274	$(4,534)	$118

Relative only to continuing operations, the reconciliation of the expense (benefit) for income taxes to the expected income tax expense (benefit), computed using the statutory tax rate, was as follows:

	2007		2006		2005
	Amount	%	Amount	%	Amount	%
	(In thousands and as a percent of pretax income from continuing operations)

Income tax expense from continuing operations at the federal rate	$6,132	35.0%	$5,793	35.0%	$3,001	35.0%
Permanent and other differences:
Federal jobs tax credits (wage deductions)	122	0.7	39	0.2	130	1.5
Other permanent differences	252	1.4	16	0.1	(150)	(1.7)
Federal Jobs Tax Credits	(349)	(2.0)
Other	117	0.7
Change in valuation allowance	—	—	(10,382)	(62.7)	(2,863)	(33.4)
Income tax expense (benefit) from continuing operations	$6,274	35.8%	$(4,534)	(27.4)%	118	1.4%

For the fiscal year ended August 29, 2007, including both continuing and discontinued operations, the Company generated gross federal taxable income of approximately $17.0 million which was partially offset by net operating loss (“NOL”) carryforwards from prior years.  The full amount of the $13.1 million NOL carryforwards from prior years was used to reduce net federal taxable income in fiscal 2007.  In addition, the Company was able to benefit from the use of federal jobs tax credits to further reduce federal taxes payable.  However, the Company is still subject to the limitations of the Alternative Minimum Tax (“AMT”), so not all of the available credits have been utilized.  The unused federal jobs tax credits of approximately $780,000 can be carried over for possible utilization in future years.   In addition, approximately $373,000 of credits related to payment of the AMT in prior years were not utilized and will be carried over to future years to reduce taxes payable if regular income tax exceeds future AMT.  Income tax payments totaling $477,000 were made during fiscal 2007.

For the fiscal year ended August 30, 2006, including both continuing and discontinued operations, the Company generated gross taxable income of approximately $11.8 million, which was offset by net operating loss carryforwards from prior years.  The remaining NOL carryover at the end of fiscal 2006 was originally calculated to be $12.5 million and was adjusted to the final total of $13.1 million when the federal income tax return was filed.  Income taxes incurred for fiscal 2006 included income tax expense for the AMT liability of approximately $284,000. The AMT liability may be used as a credit in the future if regular income tax exceeds future AMT.  Income tax payments of $263,000 were made during fiscal 2006.

For the fiscal year ended August 31, 2005, including both continuing and discontinued operations, the Company generated gross taxable income of approximately $3.0 million which was offset by net operating loss carryforwards from prior years. However, the Company incurred an AMT liability of approximately $90,000 for fiscal year 2005. The AMT liability may be used as a credit in the future if regular income tax exceeds future AMT.  No income tax payments were made during fiscal 2005.

For fiscal years 2004 and 2003, including both continuing and discontinued operations, the Company generated net operating loss carryforwards of approximately $4.0 million and $31.7 million, respectively.  The balance of the net operating loss carryovers at the end of fiscal year 2005 was approximately $32.3 million; however, as described below, the net operating loss carryforwards were reduced as a result of an IRS audit.  At the end of fiscal 2006, remaining federal net operating loss carryovers were approximately $13.1 million.  As discussed above, the federal NOL carryovers were fully utilized in fiscal 2007.

The tax benefits of the operating losses and other deferred tax assets for book purposes in fiscal years 2004 and 2003 were netted against a valuation allowance because loss carrybacks were exhausted with the fiscal 2002 tax filing and the future realization of loss carryforwards and the reversal of deferred tax assets were uncertain. For book purposes after fiscal year 2004, tax expense and benefits were offset against the valuation allowance. Tax benefits of $2.9 million in fiscal 2004 and $1.4 million in fiscal 2003 were realized as a result of reductions in our income tax valuation allowance by the equivalent amount that our deferred tax liabilities increased as a result of the adoption of EITF 05-8 “Income Tax Consequences of Issuing Convertible Debt with a Beneficial Conversion Feature.”

Because of the Company’s continued financial profitability and expected future results of operations, it was determined in fiscal year 2006 that it was more likely than not that the deferred tax assets were realizable and, accordingly, they were recognized as provided under “SFAS 109 “Accounting for Income Taxes.”  Consequently, during fiscal 2006, the Company offset $4.5 million in fiscal 2006 tax expenses against the valuation allowance.  The remaining balance of the valuation allowance was reversed as the Company recognized a previously unrecognized non-cash income tax benefit of approximately $4.8 million, which includes a $1.5 million favorable adjustment to that portion of the valuation allowance that had previously been reserved for the estimated settlement of the fiscal 2003 IRS audit discussed below.

The Company's federal income tax returns have been periodically reviewed by the Internal Revenue Service.  In August 2006, the Company settled an IRS audit of the 2003 fiscal year and agreed to a partial reduction of the loss claimed on the federal income tax return for the year.  The result of the audit was a reduction of $7.4 million in the cumulative net operating losses carried forward to offset future taxable income.  The total net operating losses at the end of fiscal 2006 carried forward after the IRS audit adjustment was approximately $13.1 million.  As discussed above, the federal NOL carryovers were fully utilized in fiscal 2007.

The IRS has also reviewed the Company's federal income tax returns for fiscal years 2002, 2001, and 2000.  The IRS originally proposed adjustments to deductions claimed on the returns.  An appeal of the IRS adjustments has been presented to the Congressional Joint Committee on Taxation ("JCT") for final review and determination.  Although the Company presented support for the tax positions on the returns, it is possible that the outcome after the JCT review may result in a reduction of deductions claimed on the returns and additional  income taxes due.  The Company has accrued an estimate of the possible outcome, but it is possible that the final settlement could vary materially from amounts accrued.

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

The cost and accumulated depreciation of property and equipment at August 29, 2007 and August 30, 2006, together with the related estimated useful lives used in computing depreciation and amortization, were as follows:

	August 29, 2007	August 30, 2006	Estimated Useful Lives
	(In thousands)
Land	$52,829	$53,212	─
Restaurant equipment and furnishings	109,674	103,855	3 to 15 years
Buildings	180,990	176,213	20 to 33 years
Leasehold and leasehold improvements	17,730	17,389	Lesser of lease term or estimated useful life
Office furniture and equipment	4,956	4,797	3 to 10 years
Construction in progress	752	40	—
	366,931	355,506
Less accumulated depreciation and amortization	(180,948)	(171,516)
Property and equipment, net	$185,983	$183,990

During fiscal 2006, the Company reviewed the status of restaurant equipment located at all of its restaurants and the capitalized restaurant equipment inventory at its Houston Service Center.  In conducting this review, the Company evaluated the condition, location and usefulness of all such assets with respect to their valuation reflected in the Company’s consolidated statement of financial position.  As a result of this evaluation, the Company recorded asset retirements, reducing property and equipment by $11.0 million in gross book value and $1.3 million in net book value in fiscal 2006. The resulting $1.3 million charge was reflected in the net loss (gain) on disposition of property and equipment line item in the Consolidated Statement of Operations.

Note 5.	Current Accrued Expenses and Other Liabilities

The following table sets forth current accrued expenses and other liabilities as of August 29, 2007 and August 30, 2006:

	August 29, 2007	August 30, 2006
	(In thousands)
Salaries, compensated absences, incentives, and bonuses	$5,354	$6,272
Operating expenses	1,131	1,450
Unredeemed gift cards and certificates	2,343	2,166
Taxes, other than income	4,220	4,279
Accrued claims and insurance	2,598	3,650
Income taxes, legal and other	5,754	5,302
	$21,400	$23,119

Note 6.	Other Long-Term Liabilities

The following table sets forth other long-term liabilities as of August 29, 2007 and August 30, 2006:

	August 29, 2007	August 30, 2006
	(In thousands)
Workers compensation and general liability insurance reserve	$2,426	$2,631
Deferred rent	3,371	3,741
Deferred compensation	261	353
Deferred income taxes	1,001	—
Reserve for store closings	—	336
Other	29	28
	$7,088	$7,089

Note 7.	Debt

2007 Revolving Credit Facility

On July 13, 2007, the Company entered into a new $50.0 million unsecured Revolving Credit Facility (the “2007 Revolving Credit Facility”) with a syndicate of two banks.  The 2007 Revolving Credit Facility may, subject to certain terms and conditions, be increased by an additional $50.0 million for a total facility size of $100.0 million.  The 2007 Revolving Credit Facility allows for up to $15.0 million of the available credit to be extended in the form of letters of credit.  All amounts owed by the Company under the 2007 Revolving Credit Facility are guaranteed by the Company’s subsidiaries and must be repaid in full upon the maturity date on June 30, 2012.

At any time throughout the term of the facility, the Company has the option to elect one of two bases of interest rates.  One interest rate option is the greater of (a) the Federal Funds Effective Rate plus 0.5%, or (b) prime, plus, in either case, an applicable spread that ranges from 0.0% to 0.50% per annum.  The other interest rate option is the London InterBank Offered Rate (“LIBOR”) plus a spread that ranges from 0.75% to 2.0% per annum.  The applicable spread under each option is dependent upon certain measures of the Company’s financial performance at the time of each election.

The Company pays a quarterly commitment fee based on the unused available balance of the 2007 Revolving Credit Facility, which is also dependent upon our financial performance, ranging from 0.20% to 0.30% per annum.  The Company also pays quarterly fees with respect to any letters of credit issued and outstanding.  Finally, the Company was obligated to pay the lenders a one-time fee in connection with the closing of the 2007 Revolving Credit Facility.

The 2007 Revolving Credit Facility contains customary covenants and restrictions on the Company’s ability to engage in certain activities, including financial performance covenants and limitations on capital expenditures, asset sales and acquisitions and contains customary events of default.  As of November 1, 2007, the Company was in full compliance with all covenants.

At August 29, 2007, the Company had a total of approximately $3.0 million committed under letters of credit which have been issued as security for the payment of insurance obligations classified as accrued expenses on the balance sheet.  An additional $12.0 million may be issued under letters of credit.

2005 Revolving Credit Facility

On August 31, 2005, the Company entered into an amended and restated $45.0 million unsecured Revolving Credit Facility (the “2005 Revolving Credit Facility”) among the Company and a syndicate of three independent banks. The 2005 Revolving Credit Facility could subject to certain terms and conditions, be increased by an additional $15.0 million for a total facility size of $60.0 million. The 2005 Revolving Credit Facility allowed for up to $10.0 million of the available credit to be extended in the form of letters of credit. The 2005 Revolving Credit Facility would have terminated, and all amounts owing thereunder would be repaid, on August 31, 2008. As of August 30, 2006, there was no debt outstanding under this facility.

At any time throughout the term of the facility, the Company had the option to elect one of two bases of interest rates. One interest rate option was the greater of (a) the federal funds effective rate plus 0.5%, or (b) prime, plus, in either case, an applicable spread that ranged from zero to 0.25% per annum. The other interest rate option was LIBOR plus an applicable spread that ranged from 1.00% to 1.75% per annum. The applicable spread under each option was dependent upon certain measures of the Company’s financial performance at the time of election.

The Company also paid a quarterly commitment fee based on the unused portion of the 2005 Revolving Credit Facility, which was also dependent upon the Company’s financial performance, ranging from 0.25% to 0.35% per annum. The Company was also obligated to pay certain fees in respect of any letters of credit issued as well as an administrative fee to the lender acting as administrative agent. Finally, the Company was obligated to pay to the lenders a one-time fee in connection with the closing of the 2005 Revolving Credit Facility.

The 2005 Revolving Credit Facility contained customary covenants and restrictions on the Company’s ability to engage in certain activities, including financial performance covenants and limitations on capital expenditures, asset sales and acquisitions and contained customary events of default. The Company was in full compliance with all covenants. All amounts owed by the Company under the Revolving Credit Facility were guaranteed by its subsidiaries.

On July 12, 2007, the Company terminated the 2005 Revolving Credit Facility and paid all outstanding liabilities associated with the agreement.

Interest Expense

Total interest expense incurred for fiscal years 2007, 2006 and 2005 was $0.9 million, $1.2 million and $14.4 million, respectively. Interest paid approximated $0.2 million, $0.8 million and $4.1 million in fiscal 2007, 2006 and 2005, respectively.   Interest expense of approximately zero, $0.1 million and $2.7 million in fiscal years 2007, 2006 and 2005, respectively, was allocated to discontinued operations based upon the debt that was required to be repaid as a result of the disposal transactions. After the initiation of the debt refinancing in the fourth quarter of fiscal 2004, only the interest relating to the term loan is reclassified to discontinued operations. No interest was capitalized on properties in fiscal years 2007, 2006 or 2005.

Note 8.	Impairment of Long-Lived Assets and Store Closings /Discontinued Operations

Impairment of Long-Lived Assets and Store Closings

In accordance with Company guidelines, management periodically reviews the financial performance of each store for indicators of impairment or indicators that closure would be appropriate. Where indicators are present, such as three full fiscal years of negative cash flows or other unfavorable market conditions, the carrying values of assets are written down to the estimated future discounted cash flows or fully written off in the case of negative cash flows anticipated in the future. Estimated future cash flows are based upon regression analyses generated from similar Company restaurants discounted at the Company's weighted-average cost of capital.

Estimated lease settlements under the Company’s 2001 disposal plan were originally charged to expense under “Provision for Asset Impairments and Restaurant Closings.” Subsequent adjustments to these lease settlements for actual exit costs incurred are also reflected in the “Provision for Asset Impairments and Restaurant Closings”.

The Company recognized the following impairment (credits) charges to income from operations:

	Year Ended
	August 29, 2007	August 30, 2006	August 31, 2005
	(364 days)	(364 days)	(371 days)
	(In thousands, except per share data)

Provision for asset impairments and restaurant closings	$204	$533	$35
Net loss (gain) on disposition of property and equipment	774	1,508	(43)
	$978	$2,041	$(8)
Effect on EPS:
Basic	$0.04	$0.08	$—
Assuming dilution	$0.04	$0.07	$—

Discontinued Operations

From the inception of the Company’s business plan in fiscal 2003 through the plan’s completion as of August 30, 2006, the Company has closed 64 operating stores. The operating results of these locations have been classified and reported as discontinued operations for all periods presented as required by SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS No. 144 establishes a single accounting model for long-lived assets to be disposed of by sales and broadens the presentation of discontinued operations to include more disposal transactions. The Company adopted SFAS No. 144 in the first quarter of fiscal 2003, as required.

The following table sets forth the sales and discontinued operations, net of taxes reported for all discontinued locations:

	Year Ended
	August 29, 2007	August 30, 2006	August 31, 2005
	(364 days)	(364 days)	(371 days)
	(In thousands, except locations)

Sales	$—	$1,091	$4,471
Discontinued operations, net of taxes	$(384)	$(1,524)	$(5,008)
Effect on EPS:
Basic	$(0.01)	$(0.06)	$(0.22)
Assuming dilution	$(0.01)	$(0.06)	$(0.21)

Locations closed during year	—	2	7

Pursuant to the Company’s business plan, the Company has continued to apply the proceeds from the sale of closed restaurants to pay down its senior debt. Of the total paid down in fiscal 2007, 2006 and 2005, zero, $3.6 million and $13.4 million, respectively, resulted from sales proceeds related to business plan assets.

In accordance with EITF 87-24, “Allocation of Interest to Discontinued Operations,” interest on debt that is required to be repaid as a result of a disposal transaction should be allocated to discontinued operations. For fiscal 2007, 2006 and 2005, approximately zero, $137,000 and $2.7 million, respectively, was allocated to discontinued operations. The basis of the allocation to discontinued operations was an application of the credit facility's historical effective interest rates to the portion of the estimated total debt that equals the amount related to current and future business plan disposals as explained in the previous paragraph.

Relative to the 2003 business plan, as the Company has formally settled lease terminations or has reached definitive agreements to terminate leases, the related charges have been recorded. For fiscal 2007, 2006 and 2005, no lease exit costs associated with the business plan met these criteria and, consequently, were not accrued as of that date. Furthermore, the Company did not accrue future rental costs in instances where locations closed. However, management has the ability to sublease at amounts equal to or greater than the rental costs. The Company does not accrue employee settlement costs; these charges are expensed as incurred.

The following table summarizes discontinued operations for fiscal 2007, 2006 and 2005:

	Year Ended
	August 29, 2007	August 30, 2006	August 31, 2005
	(364 days)	(364 days)	(371 days)
	(In thousands, except per share data)
Impairments	$(157)	$(778)	$(1,981)
Gains	25	745	1,592
Net impairments	(132)	(33)	(389)
Other	(252)	(1,491)	(4,619)
Discontinued operations, net of taxes	$(384)	$(1,524)	$(5,008)

Effect on EPS from net impairments - decrease - basic	$(0.01)	$—	$(0.02)

Effect on EPS from discontinued operations - decrease - basic	$(0.01)	$(0.06)	$(0.22)

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

Property Held for Sale

At August 29, 2007, the Company had one owned property and three ground leases recorded at $736,000 in property held for sale. The properties are related to prior disposal plans. The Company is actively marketing the locations currently classified as property held for sale.

At August 30, 2006, the Company had a total of three owned properties and three ground leases recorded at approximately $1.7 million in property held for sale.  During fiscal year 2007, two owned properties were sold.

Property held for sale consists of already-closed restaurant properties. Properties held for sale are valued at the lower of net depreciable value or net realizable value.

The Company’s results of discontinued operations will be affected to the extent proceeds from sales exceed or are less than net book value.

A rollforward of property held for sale for fiscal 2007 and 2006 is provided below (in thousands):

Balance as of August 31, 2005	$9,346
Net transfers from property held for sale	(1,582)
Disposals	(6,686)
Net increase in net realizable value	583
Balance as of August 30, 2006	1,661
Disposals	(710)
Net impairment charges	(215)
Balance as of August 29, 2007	$736

Note 9.	Commitments and Contingencies

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

Construction Activity

From time to time, the Company enters into non-cancelable contracts for the construction of its new restaurants.  This construction activity exposes the Company to the risks inherent in new construction including but not limited to rising material prices, labor shortages, delays in getting required permits and inspections, adverse weather conditions, and injuries sustained by workers.

Note 10.	Operating Leases

The Company conducts part of its operations from facilities that are leased under noncancelable lease agreements. Approximately 90% of the leases contain renewal options ranging from one to thirty years.

A majority of the leases include periodic escalation clauses. Accordingly, the Company follows the straight-line rent method of recognizing lease rental expense, as prescribed by SFAS No. 13, “Accounting for Leases.”

In fiscal 2005, the Company entered into noncancelable operating lease agreements for certain office equipment with terms ranging from 54 to 63 months.

Annual future minimum lease payments under noncancelable operating leases with terms in excess of one year as of August 29, 2007 are as follows:

Year Ending:	(In thousands)
August 27, 2008	$4,246
August 26, 2009	4,197
August 25, 2010	3,988
August 31, 2011	3,703
August 29, 2012	2,978
Thereafter	16,770
Total minimum lease payments	$35,882

Most of the leases are for periods of fifteen to thirty years and provide for contingent rentals based on sales in excess of a base amount.

Total rent expense for operating leases for the last three fiscal years was as follows:

	Year Ended
	August 29, 2007	August 30, 2006	August 31, 2005
	(In thousands, except percentages)
Minimum rent-facilities	$3,670	$3,736	$4,109
Contingent rentals	196	249	192
Minimum rent-equipment	517	423	68
Total rent expense (including amounts in discontinued operations)	$4,383	$4,408	$4,369
Percent of sales	1.4%	1.4%	1.4%

See Note 12, “Related Parties”, for lease payments associated with related parties.

Note 11.	Share-Based Compensation

Stock Options

The Company has an Executive Stock Option Plan as well as Incentive Stock Plans for officers and employees together (“Employee Stock Plans”) and a Non-employee Director Stock Option Plan for non-employee directors. These plans authorize the granting of stock options, restricted stock, and other types of awards consistent with the purpose of the plans. The number of shares authorized for issuance under the Company's plans as of August 29, 2007 totals approximately 5.2 million, of which approximately 1.8 million shares are available for future issuance. Stock options granted under the Incentive Stock Plans and the Non-employee Director Stock Option Plan have an exercise price equal to the market price of the Company's common stock at the date of grant.

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

In connection with their employment agreements effective March 9, 2001, the Chief Executive Officer and the Chief Operating Officer together were granted approximately 2.2 million stock options at an exercise price of $5.00 per share, which was below the quoted market price on the date of grant.  The Chief Executive Officer and the Chief Operating Officer exercised these options on October 26, 2007.  See Note 16, "Subsequent Events".

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

The adoption of SFAS No. 123R increased general and administrative expenses, thereby decreasing the Company's reported operating income, income before income taxes and reported net income for fiscal year 2007 and 2006 by approximately $774,000 and $386,000, and reduced both basic and diluted net income per share by $0.03 and $0.01, respectively. The expense, before income tax effect, is reflected in general and administrative expenses. The Company's adoption of SFAS No. 123R did not affect operating income, income before income taxes, net income, cash flow from operations, cash flow from financing activities, or basic and diluted net income per share in the comparable period of fiscal 2005.

Prior to August 31, 2005, the Company accounted for its stock-based compensation under the recognition and measurement principles of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations, the disclosure-only provisions of SFAS No. 123, "Accounting for Stock-Based Compensation" and the disclosures required by SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure." In accordance with APB Opinion No. 25, no stock-based compensation cost was reflected in the Company's net income for grants of stock options to employees because the Company granted stock options with an exercise price equal to the market value of the stock on the date of grant. The reported stock-based compensation expense, net of related tax effects, in the table below represents compensation costs associated with restricted stock grants.

If the Company had used the fair value based accounting method for stock compensation expense prescribed by SFAS Nos. 123 and 148 for fiscal year 2005, the Company's consolidated net income and net income per share would have been decreased to the pro-forma amounts illustrated as follows:

August 31, 2005
(In thousands, except per share data)

Net income, as reported	$3,448
Add: Stock-based employee compensation expense included in reported net income (loss), net of related tax effects (a)	—
Deduct: Total stock-based employee compensation expense determined under fair-value-based method for all awards, net of related tax effects (a)	(277)
Pro forma net income	$3,171
Net income per share as reported:
Basic	$0.15
Assuming dilution	$0.15
Pro forma net income per share:
Basic	$0.14
Assuming dilution	$0.14

(a)Income taxes were offset by a valuation allowance. See Note 3, “Income Taxes”, above.

Partly in anticipation of the adoption of SFAS No.123R, in recent years the Company has adjusted the mix of employee long-term incentive compensation by reducing stock options awarded and increasing certain cash-based compensation and other equity based awards. Compensation cost for share-based payment arrangements recognized in general and administrative expenses for fiscal 2007 and 2006 was approximately $774,000 and $386,000 for stock options and $144,000 and $49,000 for restricted stock, respectively.

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

•	The Company uses the simplified method outlined in SEC Staff Accounting Bulletin No. 107 to estimate expected lives for options granted during the period.

•	The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant for the expected term of the option.

•	The expected dividend yield is based on the Company's current dividend yield and the best estimate of projected dividend yield for future periods within the expected life of the option.

	Fiscal Year Ended
	August 29, 2007	August 30, 2006
Dividend yield	—%	—%
Volatility	69.09%	61.90%
Risk-free interest rate	4.27%	4.27%
Expected life (in years)	4.25	4.25

A summary of the Company's stock option activity for the three years ended August 29, 2007, August 30, 2006 and August 31, 2005 is presented in the following table:

	Shares Under Fixed Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
			(Years)	(In thousands)
Outstanding at August 25, 2004	3,533,529	$7.22	4.81	$3,962
Granted	16,000	6.45
Exercised	(190,850)	6.29
Forfeited/Expired	(606,047)	14.66
Outstanding at August 31, 2005	2,752,632	5.65	4.92	20,747
Granted	228,900	12.84
Exercised	(122,450)	8.87
Forfeited/Expired	(128,000)	11.18
Outstanding at August 30, 2006	2,731,082	5.85	4.39	11,475
Granted	322,937	10.18
Exercised	(65,250)	8.14
Forfeited/Expired	(71,292)	7.10
Outstanding at August 29, 2007	2,917,477	$6.25	3.76	$14,756
Exercisable at August 29, 2007	2,427,407	$5.26	3.55	$14,446

The weighted-average grant-date fair value of options granted during fiscal year 2007 and 2006 was $5.32 and $6.72 per share, respectively.  The intrinsic value for stock options is defined as the difference between the current market value and the grant price. The total intrinsic value of options exercised during fiscal 2007 and 2006 was approximately $155,000 and $496,000, respectively.

Exercise prices for options outstanding as of August 29, 2007 and August 30, 2006 range from $1.98 to $17.125 per share. The weighted-average remaining contractual life of these options is 3.76 years. Excluding 2,240,000 executive stock options with an exercise price of $5.00 per share, the exercisable options as of August 29, 2007 have a weighted-average exercise price of $8.42 per share.

During fiscal 2007 and 2006, cash received from options exercised was approximately $531,000 and $1.1 million, respectively, and the calculated but unrecognized tax benefit for the tax deductions from stock options exercised totaled approximately $24,000 and $173,000, respectively.

Options Outstanding and Exercisable by Price Range
As of August 29, 2007

			Options Outstanding			Options Exercisable
Range of Exercise Prices			Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price

$1.9800	—	$1.9800	22,000	5.42	$1.9800	22,000	$1.9800
4.4700	—	4.4700	16,000	5.42	4.4700	16,000	4.4700
5.0000	—	5.0000	2,240,000	3.53	5.0000	2,240,000	5.0000
5.5200	—	6.7000	74,850	3.06	6.3378	74,850	6.3378
10.1800	—	10.1800	311,712	5.14	10.1800	—	—
10.2000	—	10.8125	12,333	4.58	10.3987	4,000	10.8125
12.3000	—	12.3000	60,250	4.18	12.3000	15,475	12.3000
12.9200	—	12.9200	131,000	4.19	12.9200	32,750	12.9200
13.4500	—	13.4500	36,000	4.11	13.4500	9,000	13.4500
15.4375	—	15.4375	10,000	1.36	15.4375	10,000	15.4375
17.1250	—	17.1250	3,332	0.90	17.1250	3,332	17.1250
$1.9800	—	$17.1250	2,917,477	3.76	$6.2452	2,427,407	$5.2643

At August 29, 2007 and August 30, 2006, the number of incentive stock option shares available to be granted under the plans was 1,598,311 and 1,875,000 shares, respectively.

Restricted Stock

Restricted stock grants consist of the Company's common stock and generally vest after three years, with the exception of grants under the Nonemployee Director Stock Option Plan, which vest when granted due to the fact that they are granted in lieu of a cash payment.  All restricted stock grants are cliff-vested. Restricted stock awards are valued at the average market price of the Company's common stock at the date of grant.

A summary of the Company's restricted stock activity during fiscal 2007 and 2006 is presented in the following table:

	Restricted Stock Units	Fair Value	Weighted-Average Remaining Contractual Term	Weighted-Average Grant Date
		(Per share)	(In years)
Unvested at September 1, 2005	—	$—	—	—
Granted	32,175	12.24	0.79	1/12/06
Vested	(15,825)	12.17		3/06/06
Forfeited	—	—	—	—
Unvested at August 30, 2006	16,350	12.32	1.55	11/21/05
Granted	46,712	10.21	1.16	12/19/06
Vested	(21,668)	10.18		2/20/07
Forfeited	(926)	11.16	1.74	5/25/06
Unvested at August 29, 2007	40,468	11.05	1.64	6/14/06

At August 29, 2007 and August 30, 2006, there was approximately $2.4 million and $1.4 million, respectively, of total unrecognized compensation cost related to unvested share-based compensation arrangements that is expected to be recognized over a weighted-average period of 2.63 and 2.75 years, respectively.

Supplemental Executive Retirement Plan

The Company has a Supplemental Executive Retirement Plan (“SERP”) designed to provide benefits for selected officers at normal retirement age with 25 years of service equal to 50% of their final average compensation offset by Social Security, profit sharing benefits, and deferred compensation.  None of the named executive officers participates in the Supplemental Executive Retirement Plan.  Some of the officers designated to participate in the plan have retired and are receiving benefits under the plan.  Accrued benefits of all actively employed participants become fully vested upon termination of the plan or a change in control (as defined in the plan).  The plan is unfunded and the Company is obligated to make benefit payments solely on a current disbursement basis.  On December 6, 2005, the Board of Directors voted to amend the SERP and suspend the further accrual of benefits and participation.  As a result, a curtailment gain of approximately $88,000 was recognized as required under the provisions of SFAS 88, "Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits". The net benefit recognized for this plan for the years ended August 29, 2007, August 30, 2006 and August 31, 2005 was approximately zero, $86,000 and $129,000, respectively, and the unfunded accrued liability included in “Other Liabilities” on the Company’s consolidated Balance Sheets as of August 29, 2007 and August 30, 2006 was approximately $210,000 and $229,000, respectively.

Nonemployee Director Phantom Stock Plan

Under the Company’s Nonemployee Director Phantom Stock Plan (“Phantom Stock Plan”), nonemployee directors deferred portions of their retainer and meeting fees which, along with certain matching incentives, were credited to phantom stock accounts in the form of phantom shares priced at the market value of the Company’s common stock on the date of grant. Additionally, the phantom stock accounts were credited with dividends, if any, paid on the common stock represented by phantom shares. Authorized shares (100,000 shares) under the Phantom Stock Plan were fully depleted in early fiscal year 2003 and as such, no deferrals, incentives or dividends have been credited to phantom stock accounts since then. As participants cease to be directors, their phantom shares are converted into an equal number of shares of common stock and issued from the Company’s treasury stock. As of August 29, 2007, approximately 29,600 phantom shares remained unissued under the Phantom Stock Plan.

401(k) Plan

The Company has a voluntary 401(k) employee savings plan to provide substantially all employees of the Company an opportunity to accumulate personal funds for their retirement. These contributions may be made on a pre-tax basis to the plan and the Company matches 25% of participants' contributions of up to 4% of their salary. The net expense recognized in connection with the employer match feature of the voluntary 401(k) employee savings plan for the years ended August 29, 2007, August 30, 2006 and August 31, 2005, was $185,000, $178,000 and $192,000, respectively.

Note 12.	Related Parties

Affiliate Services

The Company’s Chief Executive Officer, Christopher J. Pappas, and Chief Operating Officer, Harris J. Pappas, own two restaurant entities (the “Pappas entities”) that may provide services to Luby's, Inc. as detailed in the Affiliate Services Agreement and the Master Sales Agreement. Under the terms of the Affiliate Services Agreement, the Pappas entities may provide accounting, architectural, and general business services. No costs were incurred relative to the Affiliate Services Agreement in fiscal years 2007 and 2006. The total costs incurred relative to the Affiliate Services Agreement, which expired on December 31, 2005, were $5,000 in fiscal 2005.

Under the terms of the Master Sales Agreement, the Pappas entities may provide specialized (customized) equipment fabrication and basic equipment maintenance, including stainless steel stoves, shelving, rolling carts, and chef tables. The total costs under the Master Sales Agreement of custom-fabricated and refurbished equipment in fiscal 2007, 2006, and 2005 were approximately $261,000, $107,000, and $174,000, respectively.

Operating Leases

The Company leases property from the Pappas entities, currently on a month-to-month basis.  The leased property, referred to as the Houston Service Center, is used to accommodate the Company's in-house repair and fabrication center. The Company paid approximately $82,000, $82,000, and $88,000, in fiscal 2007, 2006, and 2005, respectively, pursuant to the terms of this lease.

The Company also leases approximately 27,000 square feet of warehouse space from the Pappas entities to complement the Houston Service Center, at a monthly rate of approximately $0.21 per square foot.  The Company paid approximately $67,000, $67,000 and $72,000 in fiscal 2007, 2006 and 2005, respectively, pursuant to the terms of this lease.

In the third quarter of fiscal 2004, Messrs. Pappas became partners in a limited partnership which purchased a retail strip center in Houston, Texas. Messrs. Pappas collectively own a 50% limited partnership interest and a 50% general partnership interest in the limited partnership.  A third party company manages the center.  One of the Company's restaurants has rented approximately 7% of the space in that center since July 1969. No changes were made to the Company's lease terms as a result of the transfer of ownership of the center to the new partnership. The Company made payments of approximately $260,000, $266,000 and $276,000 in fiscal 2007, 2006 and 2005, respectively, under the lease agreement which currently includes an annual base rate of $14.64 per square foot.

On November 22, 2006, the Company executed a new lease agreement with respect to this shopping center.  Effective upon the Company’s relocation and occupancy into the new space, which is expected to occur in calendar year 2008, the new lease agreement provides for a primary term of approximately 12 years with two subsequent five-year options and gives the landlord an option to buy out the tenant on or after the calendar year 2015 by paying the then unamortized cost of improvements to the tenant.  The Company will owe, under the lease, $16.65 per square foot plus maintenance, taxes, and insurance for the calendar year 2008.  Thereafter, the lease provides for reasonable increases in rent at set intervals.  The new lease agreement was approved by the Finance and Audit Committee.

Affiliated rents paid for the Houston Service Center, the separate storage facility, and the Houston property leases combined represented 9.4%, 9.8%, and 8.8% of total rents for continuing operations for fiscal 2007, 2006, and 2005, respectively.

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

On June 7, 2005, the subordinated notes became convertible at a price of $3.10 per share for approximately 3.2 million shares of common stock. The market price of the Company's common stock on the commitment date (as determined by the closing price on the New York Stock Exchange) was $5.63 per share. The difference between the market price and the lowest possible strike price of $3.10 or $2.53 per share multiplied by the relative number of convertible shares equals approximately $8.2 million which represents the beneficial conversion feature. This amount was recorded as both a component of paid-in capital and a discount from the $10.0 million in subordinated notes. The note discount was being amortized using the effective interest method as non-cash interest expense over the original term of the subordinated notes. On August 30, 2005 the notes were converted into 3.2 million shares of the Company’s common stock, under the terms of the amended note agreements. Upon conversion, the unamortized book value of the discount of $8.0 million was written off with a charge to interest expense.

The shares issued pursuant to the conversion were treasury shares that had previously been reserved for such a conversion. At conversion, the excess of the book value of the treasury shares of $69.0 million over the $10.0 million debt converted resulted in a $59.0 million charge to retained earnings.

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

As amended in June 2004, the Purchase Agreement allows Messrs. Pappas to continue to nominate persons for election to the board which, if such nominees are elected, would result in Messrs. Pappas having nominated three of the then-serving directors of the Company. Messrs. Pappas retain their right for so long as they both are executive officers of the Company.

Christopher J. Pappas, the Company’s President and Chief Executive Officer, is an advisory member of the Board of Directors of Amegy Bank, National Association, which is a lender and syndication agent under the 2007 Revolving Credit Facility.  In addition, Luby’s had short term investments of $5.0 million with Amegy Bank at August 29, 2007.

Key Management Personnel

In November 2005, Christopher and Harris Pappas entered into new employment agreements that were amended in October 2007 to extend the termination date to August 2009.  Both continue to devote their primary time and business efforts to Luby's while maintaining their roles at Pappas Restaurants, Inc.

Ernest Pekmezaris, the former Chief Financial Officer of the Company, became a consultant to the Company on April 20, 2007.  Mr. Pekmezaris is also the Treasurer of Pappas Restaurants, Inc. Compensation for the services provided by Mr. Pekmezaris to Pappas Restaurants, Inc. is paid entirely by that entity.

Peter Tropoli, Senior Vice President, General Counsel and Secretary of the Company, is an attorney who, from time to time, has provided litigation services to entities controlled by Christopher J. Pappas and Harris J. Pappas. Mr. Tropoli is the stepson of Frank Markantonis, who is a director of the Company.

Paulette Gerukos, Vice President of Human Resources of the Company, is the sister-in-law of Harris J. Pappas, the Chief Operating Officer.

Note 13.	Common Stock

In 1991, the Board of Directors adopted a Shareholder Rights Plan and declared a dividend of one common stock purchase right for each outstanding share of common stock. The rights are not initially exercisable. The Company amended the Shareholder Rights Plan effective January 24, 2007 to extend the expiration date to April 16, 2010. The rights may become exercisable under circumstances described in the plan if any person or group becomes the beneficial owner of 15% or more of the common stock or announces a tender or exchange offer, the completion of which would result in the ownership by a person or group of 15% or more of the common stock (either, an “Acquiring Person”). Once the rights become exercisable, each right will be exercisable to purchase for $27.50 (the “Purchase Price”), one-half of one share of common stock, par value $0.32 per share of the Company. If any person becomes an Acquiring Person each right will entitle the holder other than the Acquiring Person to acquire for the Purchase Price a number of shares of the Company's common stock having a market value of four times the Purchase Price.

In connection with the employment of Christopher J. Pappas, the Company's President and Chief Executive Officer, and Harris J. Pappas, the Company's Chief Operating Officer, the Shareholder Rights Plan, as amended, exempts from the operation of the plan Messrs. Pappas' ownership of the Company's common stock to March 8, 2001 (and certain additional shares permitted to be acquired), shares acquired and upon their election to convert the subordinated notes on August 31, 2005 and shares of common stock underlying the options issued on the date of their employment.

At August 29, 2007, the Company had approximately 3.1 million shares of common stock reserved for issuance upon the exercise of outstanding stock options.

Treasury Shares

The Company's treasury shares were reserved for the issuance of shares to Messrs. Pappas upon exercise of the options granted to them on March 9, 2001, and for the issuance of shares under the Company's Nonemployee Director Phantom Stock Plan.  The Company has listed on the New York Stock Exchange additional shares to permit full exercise of Messrs. Pappas options.  See Note 16, "Subsequent Events", to the financial statements.

Note 14.	Earnings Per Share

A reconciliation of the numerators and denominators of basic earnings per share and earnings per share assuming dilution is shown in the table below:

	Year Ended
	August 29, 2007	August 30, 2006	August 31, 2005
	(In thousands, except per share data)
Numerator:
Income from continuing operations	$11,247	$21,085	$8,456
Net income	$10,863	$19,561	$3,448
Denominator:
Denominator for basic earnings per share - weighted-average shares	26,121	26,024	22,608
Effect of potentially dilutive securities:
Employee and non-employee stock options	982	1,377	802
Phantom stock	30	30	43
Restricted stock	37	13	2

Denominator for earnings per share assuming dilution	27,170	27,444	23,455
Income from continuing operations:
Basic	$0.43	$0.81	$0.37
Assuming dilution (a)	$0.41	$0.77	$0.36
Net income per share:
Basic	$0.42	$0.75	$0.15
Assuming dilution (a)	$0.40	$0.71	$0.15

(a)
Potentially dilutive shares that were not included in the computation of net income per share because to do so would have been antidilutive amounted to zero shares in fiscal 2007, zero shares in fiscal 2006, and 3,219,000 shares in fiscal 2005 (including the dilutive effect of the convertible subordinated notes). Additionally, stock options with exercise prices exceeding current market prices that were excluded from the computation of net income per share amounted to 325,000 shares in fiscal 2007, 207,000 shares in fiscal 2006 and 484,000 shares in fiscal 2005.

Note 15.	Quarterly Financial Information

The Company's quarterly financial information has been affected by reclassifications to discontinued operations in accordance with the disposal of operating units under the Company's business plan. The fiscal year 2007 quarterly financial information has also been affected by reclassifications to present culinary contract services revenue and operating expenses on a gross basis.  The following tables summarize quarterly unaudited financial information for fiscal 2007 and 2006, including those reclassifications.

	Quarter Ended (a)
	August 29, 2007	May 9, 2007	February 14, 2007	November 22, 2006
	(112 days)	(84 days)	(84 days)	(84 days)
	(In thousands except per share data)

Restaurant sales	$96,728	$75,836	$72,101	$73,658
Culinary contract services	1,576	363	97	28
Total sales	98,304	76,199	72,198	73,686
Income from operations	5,283	5,226	2,926	2,912
Discontinued operations	(106)	(16)	(171)	(92)
Net income	3,149	3,919	1,882	1,915
Net income per share:
Basic	0.12	0.15	0.07	0.07
Assuming dilution	0.12	0.14	0.07	0.07

	Quarter Ended (a)
	August 30, 2006	May 10, 2006	February 15, 2006	November 23, 2005
	(112 days)	(84 days)	(84 days)	(84 days)
	(In thousands except per share data)

Restaurant sales	$99,070	$77,954	$75,034	$72,582
Culinary contract services	—	—	—	—
Total sales	99,070	77,954	75,034	72,582
Income from operations	4,946	4,283	3,296	3,341
Discontinued operations	(465)	77	(45)	(1,091)
Net income	7,140	6,902	3,296	2,223
Net income per share:
Basic	0.27	0.26	0.13	0.09
Assuming dilution	0.26	0.25	0.12	0.08

(a)	The quarters ended August 29, 2007 and August 30, 2006 consist of four four-week periods. All other quarters presented represent three four-week periods.

Note 16.	Subsequent Events

Effective October 26, 2007, Christopher and Harris Pappas each exercised their options to purchase 1,120,000 shares of the Company’s common stock.  Of these 2,240,000 shares, 1,676,403 shares were provided from treasury stock and 563,597 shares were newly issued.  As a result, total shares issued and outstanding as of October 30, 2007 were 28,404,457 shares.

On October 29, 2007, Luby's, Inc. (the "Company") entered into amendments to the Employment Agreements dated March 9, 2001 between the Company and each of Christopher J. Pappas and Harris J. Pappas (together, the "Executives") to extend the term of each agreement by one year to August 31, 2009.  The amendments to the Employment Agreements did not change the annual base salaries of the Executives and contain no other agreements as to compensation.  The amendments also permit the Executives to solicit proxies in contested elections of directors and to make acquisition proposals in the event that a third party proposes an acquisition of the Company.

In conjunction with the amendments to the Employment Agreements, effective as of October 29, 2007, the Company entered into an amendment to the Purchase Agreement, dated as of March 9, 2001, as previously amended, between the Company and the Executives (the "Purchase Agreement").  The amendment to the Purchase Agreement increases the maximum number of shares of the Company's common stock that the Executives are permitted to beneficially own from 28% to 33% of the total outstanding shares.

In addition, effective as of October 29, 2007, the Company amended the Rights Agreement dated as of April 16, 1991, as previously amended, between the Company and American Stock Transfer & Trust Company, as Rights Agent (the "Rights Agreement"), to increase the number of shares of common stock that the Executives are permitted to own without triggering a distribution of common stock purchase rights in accordance with the Rights Agreement.

These amendments were unanimously approved by the Company's independent directors.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

On November 17, 2006, our Finance and Audit Committee of the Board of Directors (the “Audit Committee”) dismissed Ernst & Young LLP (“E&Y”), our current independent registered public accounting firm.

E&Y’s reports on our financial statements for the years ended August 30, 2006 and August 31, 2005 did not contain an adverse opinion or a disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principle.  During the fiscal years ended August 30, 2006 and August 31, 2005, and the subsequent interim periods through the date of dismissal, there were no disagreements with E&Y on any matters of accounting principles or practices, financial statement disclosure, or auditing scope procedures which, if not resolved to E&Y’s satisfaction, would have caused E&Y to make reference in its reports on our financial statements for such years.  During the fiscal years ended August 30, 2006 and August 31, 2005, and the subsequent interim periods through the date of dismissal, there were no “reportable events,” as such term is defined in Item 304(a)(1)(v) of Regulation S-K, except for the material weakness identified as of November 17, 2004 and February 9, 2005, reported by management in Item 4 of its quarterly reports on Form 10-Q/A and 10-Q both filed on March 29, 2005.  The reports indicate that we did not maintain effective internal control over financial reporting as of November 17, 2004 and February 9, 2005 due to our determination, like many other retail and restaurant companies, that its historical methods of accounting for scheduled rent increases, and of determining lives used in the calculation of depreciation of leasehold improvements for certain leased properties, were not in accordance with U.S. Generally Accepted Accounting Principles.  As a result, we restated our previously issued fiscal 2005 first quarter Form 10-Q and previously issued audited consolidated financial statements for fiscal years 2004, 2003 and 2002.

On November 17, 2006, the Audit Committee appointed Grant Thornton LLP as our independent registered public accounting firm for the fiscal year ended August 29, 2007.

We have had no disagreements with our accountants on any accounting or financial disclosures.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Control and Procedures

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of August 29, 2007. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of August 29, 2007, our disclosure controls and procedures were effective in providing reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. For Management’s Report on Internal Control over Financial Report, see “Financial Statements and Supplementary Data - Report of Management” in Item 8 of this report.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the year ended August 29, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

There is incorporated in this Item 10 by reference that portion of our definitive proxy statement for the 2008 annual meeting of shareholders appearing therein under the captions “Election of Directors,” “Corporate Governance,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Executive Officers,” and “Certain Relationships and Related Transactions.”

We have in place a Policy Guide on Standards of Conduct and Ethics applicable to all employees, as well as the board of directors, and Supplemental Standards of Conduct and Ethics for the Chief Executive Officer, Chief Financial Officer, Controller, and all senior financial officers. This Policy Guide and the Supplemental Standards were filed as exhibits to the Annual Report on Form 10-K for the fiscal year ended August 27, 2003 and can be found on our website at www.lubys.com. We intend to satisfy the disclosure requirement under Item 5.05 of Form 8-K regarding amendments to or waivers from the code of ethics or supplementary code of ethics by posting such information on our website at www.lubys.com.

Item 11.	Executive Compensation

There is incorporated in this Item 11 by reference that portion of our definitive proxy statement for the 2008 annual meeting of shareholders appearing therein under the captions “Director Compensation,” “Executive Compensation Committee Report,” “Executive Officers,” and “Certain Relationships and Related Transactions.”

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

There is incorporated in this Item 12 by reference that portion of our definitive proxy statement for the 2008 annual meeting of shareholders appearing therein under the captions “Ownership of Equity Securities in the Company” and “Principal Shareholders.”

Item 13.	Certain Relationships and Related Transactions, and Director Independence

There is incorporated in this Item 13 by reference that portion of our definitive proxy statement for the 2008 annual meeting of shareholders appearing therein under the caption “Certain Relationships and Related Transactions.”

Item 14.	Principal Accountant Fees and Services

There is incorporated in this Item 14 by reference that portion of our definitive proxy statement for the 2008 annual meeting of shareholders appearing therein under the caption “Fees Paid To The Independent Auditor.”

PART IV

Item 15.	Exhibits, Financial Statement Schedules

1.	Financial Statements

The following financial statements are filed as part of this Report:

Consolidated balance sheets at August 29, 2007, and August 30, 2006

Consolidated statements of operations for each of the three years in the period ended August 29, 2007

Consolidated statements of shareholders' equity for each of the three years in the period ended August 29, 2007

Consolidated statements of cash flows for each of the three years in the period ended August 29, 2007

Notes to consolidated financial statements

Report of Independent Registered Public Accounting Firm
Grant Thornton LLP
Ernst & Young LLP

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

3(b)
Luby’s, Inc. Amended and Restated Bylaws dated November 17, 2006, as currently in effect (filed as Exhibit 3.1 to the Company's Current Report on Form 8-K dated November 22, 2006, and incorporated herein by reference).

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

4(e)
Amendment No. 4 dated March 8, 2001, to Rights Agreement dated April 16, 1991 (filed as Exhibit 99.1 to Amendment No. 4 to the Company's Registration Statement on Form 8-A/A on March 22, 2001, and incorporated herein by reference).

4(f)
Amendment No. 5 dated February 26, 2004, to Rights Agreement dated April 16, 1991 between Luby's, Inc. and American Stock Transfer & Trust, as Rights Agent (filed as Exhibit 1 to the Company's Registration Statement on Form 8-A/A on April 14, 2004, and incorporated herein by reference).

4(g)
Amendment No. 6 dated March 20, 2006, to Rights Agreement dated April 16, 1991 between Luby's, Inc. and American Stock Transfer & Trust, as Rights Agent (filed as Exhibit 1 to the Company's Registration Statement on Form 8-A/A on March 23, 2007, and incorporated herein by reference).

4(h)
Amendment No. 7 dated October 29, 2007, to Rights Agreement dated April 16, 1991 between Luby's, Inc. and American Stock Transfer & Trust, as Rights Agent (filed as Exhibit 1 to the Company's Registration Statement on Form 8-A/A on October 30, 2007, and incorporated herein by reference).

4(i)
Credit Agreement dated July 13, 2007, among Luby’s, Inc., the lenders party thereto, Wells Fargo Bank, National Association, as Administrative Agent, and Amegy Bank, National Association, as Syndication Agent.

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

10(q)
Second Amendment to Purchase Agreement dated June 7, 2004, by and among Luby's, Inc., Harris J. Pappas and Christopher J. Pappas (filed as Exhibit 10.3 to the Company's Current Report on Form 8-K dated October 30, 2007, and incorporated herein by reference).

10(r)
Luby's, Inc. Stock Option granted to Christopher J. Pappas on March 9, 2001 (filed as Exhibit 10(w) to the Company's Quarterly Report on Form 10-Q for the quarter ended May 31, 2001, and incorporated herein by reference).*

10(s)
Luby's, Inc. Stock Option granted to Harris J. Pappas on March 9, 2001 (filed as Exhibit 10(x) to the Company's Quarterly Report on Form 10-Q for the quarter ended May 31, 2001, and incorporated herein by reference).*

10(t)
Lease Agreement dated June 1, 2001, by and between Luby's, Inc. and Pappas Restaurants, Inc. (filed as Exhibit 10(aa) to the Company's Annual Report on Form 10-K for the fiscal year ended August 31, 2001, and incorporated herein by reference).

10(u)
Luby's, Inc. Amended and Restated Nonemployee Director Phantom Stock Plan effective September 28, 2001 (filed as Exhibit 10(dd) to the Company's Quarterly Report on Form 10-Q for the quarter ended February 13, 2002, and incorporated herein by reference).*

10(v)
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

10(z)
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
Amendment No. 1 dated as of October 29, 2007 to Employment Agreement dated as of March 9, 2001 between Luby's, Inc. and Christopher J. Pappas (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K dated October 30, 2007, and incorporated herein by reference).*

10(cc)
Employment Agreement dated November 9, 2005, between Luby's, Inc. and Harris J. Pappas (filed as Exhibit 10(z) to the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2005, and incorporated herein by reference).*

10(dd)
Amendment No. 1 dated as of October 29, 2007 to Employment Agreement dated as of March 9, 2001 between Luby's, Inc. and Harris J. Pappas (filed as Exhibit 10.2 to the Company's Current Report on Form 8-K dated October 30, 2007, and incorporated herein by reference).*

11	Statement regarding computation of Per Share Earnings. **

14(a)
Policy Guide on Standards of Conduct and Ethics applicable to all employees, as well as the board of directors (filed as Exhibit 14(a) to the Company's Annual Report on Form 10-K for the fiscal year ended August 27, 2003, and incorporated herein by reference).

14(b)
Supplemental Standards of Conduct and Ethics for the Chief Executive Officer, Chief Financial Officer, Controller, and all senior financial officers (filed as Exhibit 14(b) to the Company's Annual Report on Form 10-K for the fiscal year ended August 27, 2003, and incorporated herein by reference).

21	Subsidiaries of registrant.

23.1	Consent of Grant Thornton LLP.

23.2	Consent of Ernst & Young LLP.

31.1	Rule 13a-14(a)/15d-14(a) certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Rule 13a-14(a)/15d-14(a) certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Section 1350 certification of the Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Section 1350 certification of the Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99(a)
Corporate Governance Guidelines of Luby's, Inc., as amended October 28, 2004. (filed as Exhibit 99(a) to the Company’s Annual Report on Form 10-K for the fiscal year ended August 30, 2006, and incorporated herein by reference.

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

November 9, 2007	LUBY'S, INC.
Date	(Registrant)

By:	/s/Christopher J. Pappas
Christopher J. Pappas
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature and Date	Name and Title

/s/GASPER MIR, III	Gasper Mir, III, Director and Chairman of the Board
November 9, 2007

/s/CHRISTOPHER J. PAPPAS	Christopher J. Pappas, Director, President and Chief Executive Officer
November 9, 2007

/s/HARRIS J. PAPPAS	Harris J. Pappas, Director, and Chief Operating Officer
November 9, 2007

/s/K. SCOTT GRAY	K. Scott Gray, Senior Vice President and Chief Financial Officer
November 9, 2007

/s/JUDITH B. CRAVEN	Judith B. Craven, Director
November 9, 2007

/s/ARTHUR R. EMERSON	Arthur R. Emerson, Director
November 9, 2007

/s/JILL GRIFFIN	Jill Griffin, Director
November 9, 2007

/s/J.S.B. JENKINS	J.S.B. Jenkins, Director
November 9, 2007

/s/FRANK MARKANTONIS	Frank Markantonis, Director
November 9, 2007

/s/JOE C. MC KINNEY	Joe C. McKinney, Director
November 9, 2007

/s/JIM W. WOLIVER	Jim W. Woliver, Director
November 9, 2007

EXHIBIT INDEX

3(a)
Certificate of Incorporation of Luby's, Inc. as currently in effect (filed as Exhibit 3(b) to the Company's Quarterly Report on Form 10-Q for the quarter ended February 28, 1999, and incorporated herein by reference).

3(b)
Luby’s, Inc. Amended and Restated Bylaws dated November 17, 2006, as currently in effect (filed as Exhibit 3.1 to the Company's Current Report on Form 8-K dated November 22, 2006, and incorporated herein by reference).

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

4(e)
Amendment No. 4 dated March 8, 2001, to Rights Agreement dated April 16, 1991 (filed as Exhibit 99.1 to Amendment No. 4 to the Company's Registration Statement on Form 8-A/A on March 22, 2001, and incorporated herein by reference).

4(f)
Amendment No. 5 dated February 26, 2004, to Rights Agreement dated April 16, 1991 between Luby's, Inc. and American Stock Transfer & Trust, as Rights Agent (filed as Exhibit 1 to the Company's Registration Statement on Form 8-A/A on April 14, 2004, and incorporated herein by reference).

4(g)
Amendment No. 6 dated March 20, 2006, to Rights Agreement dated April 16, 1991 between Luby's, Inc. and American Stock Transfer & Trust, as Rights Agent (filed as Exhibit 1 to the Company's Registration Statement on Form 8-A/A on March 23, 2007, and incorporated herein by reference).

4(h)
Amendment No. 7 dated October 29, 2007, to Rights Agreement dated April 16, 1991 between Luby's, Inc. and American Stock Transfer & Trust, as Rights Agent (filed as Exhibit 1 to the Company's Registration Statement on Form 8-A/A on October 30, 2007, and incorporated herein by reference).

4(i)
Credit Agreement dated July 13, 2007, among Luby’s, Inc., the lenders party thereto, Wells Fargo Bank, National Association, as Administrative Agent, and Amegy Bank, National Association, as Syndication Agent.

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

10(q)
Second Amendment to Purchase Agreement dated June 7, 2004, by and among Luby's, Inc., Harris J. Pappas and Christopher J. Pappas (filed as Exhibit 10.3 to the Company's Current Report on Form 8-K dated October 30, 2007, and incorporated herein by reference).

10(r)
Luby's, Inc. Stock Option granted to Christopher J. Pappas on March 9, 2001 (filed as Exhibit 10(w) to the Company's Quarterly Report on Form 10-Q for the quarter ended May 31, 2001, and incorporated herein by reference).*

10(s)
Luby's, Inc. Stock Option granted to Harris J. Pappas on March 9, 2001 (filed as Exhibit 10(x) to the Company's Quarterly Report on Form 10-Q for the quarter ended May 31, 2001, and incorporated herein by reference).*

10(t)
Lease Agreement dated June 1, 2001, by and between Luby's, Inc. and Pappas Restaurants, Inc. (filed as Exhibit 10(aa) to the Company's Annual Report on Form 10-K for the fiscal year ended August 31, 2001, and incorporated herein by reference).

10(u)
Luby's, Inc. Amended and Restated Nonemployee Director Phantom Stock Plan effective September 28, 2001 (filed as Exhibit 10(dd) to the Company's Quarterly Report on Form 10-Q for the quarter ended February 13, 2002, and incorporated herein by reference).*

10(v)
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

10(z)
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
Amendment No. 1 dated as of October 29, 2007 to Employment Agreement dated as of March 9, 2001 between Luby's, Inc. and Christopher J. Pappas (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K dated October 30, 2007, and incorporated herein by reference).*

10(cc)
Employment Agreement dated November 9, 2005, between Luby's, Inc. and Harris J. Pappas (filed as Exhibit 10(z) to the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2005, and incorporated herein by reference).*

10(dd)
Amendment No. 1 dated as of October 29, 2007 to Employment Agreement dated as of March 9, 2001 between Luby's, Inc. and Harris J. Pappas (filed as Exhibit 10.2 to the Company's Current Report on Form 8-K dated October 30, 2007, and incorporated herein by reference).*

11	Statement regarding computation of Per Share Earnings.**

14(a)
Policy Guide on Standards of Conduct and Ethics applicable to all employees, as well as the board of directors (filed as Exhibit 14(a) to the Company's Annual Report on Form 10-K for the fiscal year ended August 27, 2003, and incorporated herein by reference).

14(b)
Supplemental Standards of Conduct and Ethics for the Chief Executive Officer, Chief Financial Officer, Controller, and all senior financial officers (filed as Exhibit 14(b) to the Company's Annual Report on Form 10-K for the fiscal year ended August 27, 2003, and incorporated herein by reference).

21	Subsidiaries of Registrant.

23.1	Consent of Grant Thornton LLP.

23.2	Consent of Ernst & Young LLP.

31.1	Rule 13a-14(a)/15d-14(a) certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Rule 13a-14(a)/15d-14(a) certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Section 1350 certification of the Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Section 1350 certification of the Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99(a)
Corporate Governance Guidelines of Luby's, Inc., as amended October 28, 2004. (filed as Exhibit 99(a) to the Company’s Annual Report on Form 10-K for the fiscal year ended August 30, 2006, and incorporated herein by reference).

*	Denotes management contract or compensatory plan or arrangement.
**
Information required to be presented in Exhibit 11 is provided in Note 14 “Per Share Information” of the Notes to Consolidated Financial Statements under Part II, Item 8 of this Form 10-K in accordance with the provisions of FASB Statement of Financial Accounting Standards (SFAS) No. 128, Earnings per Share.