Form 10-Q
period 2007-11-21
LUBYS INC
filed 2007-12-28
CIK 16099

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 21, 2007

or

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

As of December 14, 2007, there were 28,405,497 shares of the registrant’s common stock outstanding.

Luby’s, Inc.

Form 10-Q

Quarter ended November 21, 2007

Additional Information

Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports are available free of charge via hyperlink on our website at www.lubys.com. We make these reports available as soon as reasonably practicable upon filing with the SEC. Information on our website is not incorporated into this report.

Part I - FINANCIAL INFORMATION

It em 1.	Financial Statements

Luby’s, Inc.

Consolidated Balance Sheets

(In thousands, except share data)

	November 21, 2007	August 29, 2007
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$5,885	$17,514
Short-term investments	30,400	8,600
Trade accounts and other receivables, net	3,953	1,657
Food and supply inventories	4,142	2,574
Prepaid expenses	2,880	1,398
Deferred income taxes	330	624

Total current assets	47,590	32,367
Property and equipment, net	188,879	185,983
Property held for sale	736	736
Other assets	504	548

Total assets	$237,709	$219,634

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$15,701	$12,882
Accrued expenses and other liabilities	19,184	21,400

Total current liabilities	34,885	34,282
Other liabilities	8,767	7,088

Total liabilities	43,652	41,370

Commitments and Contingencies
SHAREHOLDERS’ EQUITY
Common stock, $0.32 par value; 100,000,000 shares authorized; Shares issued were 28,404,497 and 27,835,901, respectively; Shares outstanding were 28,404,497 and 26,159,498, respectively	9,089	8,907
Paid-in capital	19,244	43,514
Retained earnings	165,724	161,447
Less cost of treasury stock, zero and 1,676,403 shares, respectively	—	(35,604)

Total shareholders’ equity	194,057	178,264

Total liabilities and shareholders’ equity	$237,709	$219,634

The accompanying notes are an integral part of these consolidated financial statements.

Luby’s, Inc.

Consolidated Statements of Operations (unaudited)

(In thousands except per share data)

	Quarter Ended
	November 21, 2007	November 22, 2006
	(84 days)	(84 days)
SALES:
Restaurant sales	$71,634	$73,658
Culinary contract services	1,728	28

TOTAL SALES	73,362	73,686
COSTS AND EXPENSES:
Cost of food	19,657	19,797
Payroll and related costs	24,439	25,304
Other operating expenses	15,707	16,814
Cost of culinary contract services	1,578	50
Depreciation and amortization	3,956	3,585
General and administrative expenses	5,968	5,042
Provision for (reversal of) asset impairments	717	—
Net loss on disposition of property and equipment	316	182

Total costs and expenses	72,338	70,774

INCOME FROM OPERATIONS	1,024	2,912
Interest income	298	171
Interest expense	(51)	(193)
Interest related to income taxes	1,897	—
Other income, net	183	212

Income before income taxes and discontinued operations	3,351	3,102
Provision (benefit) for income taxes	(1,494)	1,095

Income from continuing operations	4,845	2,007
Discontinued operations, net of income taxes	(74)	(92)

NET INCOME	$4,771	$1,915

Income per share from continuing operations:
Basic	$0.18	$0.08
Assuming dilution	$0.18	$0.07
Loss per share from discontinued operations:
Basic	$—	$—
Assuming dilution	$—	$—
Net income per share
Basic	$0.18	$0.07
Assuming dilution	$0.17	$0.07
Weighted average shares outstanding:
Basic	26,883	26,080
Assuming dilution	27,597	27,102

The accompanying notes are an integral part of these consolidated financial statements.

Luby’s, Inc.

Consolidated Statement of Shareholders’ Equity (unaudited)

(In thousands)

	Common Stock				Paid-In Capital	Retained Earnings	Total Shareholders’ Equity
	Issued		Treasury
	Shares	Amount	Shares	Amount
BALANCE AT AUGUST 29, 2007	27,836	$8,907	(1,676)	$(35,604)	$43,514	$161,447	$178,264
Cumulative effect of adoption of FASB Interpretation No. 48	—	—	—	—	—	(494)	(494)
Net income	—	—	—	—	—	4,771	4,771
Common stock issued under nonemployee director benefit plans	5	2	—	—	55	—	57
Common stock issued under employee benefit plans	563	180	1,676	35,604	(24,584)	—	11,200
Share-based compensation expense	—	—	—	—	259	—	259

BALANCE AT NOVEMBER 21, 2007	28,404	$9,089	—	$—	$19,244	$165,724	$194,057

The accompanying notes are an integral part of these consolidated financial statements.

Luby’s, Inc.

Consolidated Statements of Cash Flows (unaudited)

(In thousands)

	Quarter Ended
	November 21, 2007	November 22, 2006
	(84 days)	(84 days)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$4,771	$1,915
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for (reversal of) asset impairments, net of gains and losses on property sales	1,033	220
Depreciation and amortization	3,956	3,585
Amortization of debt issuance cost	21	108
Non-cash compensation expense	57	82
Share-based compensation expense	259	166
Interest related to income taxes	(1,897)	—
Deferred tax provision	2,359	1,011

Cash provided by operating activities before changes in operating assets and liabilities	10,559	7,087
Changes in operating assets and liabilities:
(Increase) decrease in trade accounts and other receivables	(1,524)	845
Increase in food and supply inventories	(1,568)	(1,332)
Increase in prepaid expenses and other assets	(1,460)	(1,125)
Increase in accounts payable, accrued expenses and other liabilities	837	6,386

Net cash provided by operating activities(a)	6,844	11,861

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of short-term investments	(23,800)	(9,328)
Proceeds from redemption or maturity of short-term investments	2,000	—
Proceeds from disposal of assets	15	32
Purchases of property and equipment	(7,888)	(3,012)

Net cash used in investing activities	(29,673)	(12,308)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds received on exercise of stock options	11,200	54

Net cash provided by financing activities	11,200	54

Net decrease in cash and cash equivalents	(11,629)	(393)
Cash and cash equivalents at beginning of period	17,514	9,715

Cash and cash equivalents at end of period	$5,885	$9,322

Cash paid for:
Income Taxes	$172	$—
Interest	25	38

The accompanying notes are an integral part of these consolidated financial statements.

Luby’s, Inc.

Notes to Consolidated Financial Statements (unaudited)

November 21, 2007

Note 1. Basis of Presentation

The accompanying unaudited consolidated financial statements of Luby’s, Inc. (the “Company” or “Luby’s”) have been prepared in accordance with U.S. Generally Accepted Accounting Principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements as they are prepared for the Company’s Annual Report on Form 10-K. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the period ended November 21, 2007, are not necessarily indicative of the results that may be expected for the fiscal year ending August 27, 2008.

The balance sheet dated August 29, 2007, included in this Form 10-Q, has been derived from the audited financial statements at that date. However, this Form 10-Q does not include all of the information and footnotes required by GAAP for an annual filing of complete financial statements. Therefore, these financial statements should be read in conjunction with the consolidated financial statements and footnotes included in Luby’s Annual Report on Form 10-K for the fiscal year ended August 29, 2007.

Certain accounts and prior period results have been reclassified to provide more meaningful comparability to the Company’s current presentation. Culinary contract service revenue and operating expenses have been reclassified on a gross basis for fiscal year 2007.

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

Note 3. Short-Term Investments

Short-term investments include securities of two types. Securities held-to-maturity are reported at amortized cost. Available-for-sale securities are reported at fair value with unrealized gains and losses excluded from earnings and reported in shareholders’ equity. The fair value of the available-for-sale securities equaled their acquisition cost. As of November 21, 2007, all short-term investments were held in auction rate municipal bonds where the underlying maturity dates of these investments held by the Company ranged from October 1, 2018 through June 1, 2040, with all having rates reset between 7 and 35 days depending on the issue through a Dutch Auction. No unrealized gains or losses were recognized on these investments during either of the quarters ended November 21, 2007 or November 22, 2006.

Note 4. Income Taxes

For the quarter ended November 21, 2007, including both continuing and discontinued operations, the Company generated gross taxable income of approximately $3.1 million. Cash payments of estimated income taxes of $172,000 were made during the first quarter of 2008.

The net income tax benefit for the first quarter of fiscal year 2008 includes a reversal of tax accruals for contingencies that did not materialize following the completion of tax audits. Also included is an income tax refund that is expected to be received. Additionally, the net benefit reflects the reversal of unrealized deferred tax assets related to stock options. The total nonrecurring benefit credited to income tax expense for the first quarter of fiscal year 2008 is approximately $2.8 million.

Effective August 30, 2007, the Company adopted the provisions of FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes.” In connection with the adoption of FIN 48, the Company recognized an increase of approximately $494,000 to the Company’s tax reserves for uncertain positions, which was accounted for as a reduction to retained earnings on August 30, 2007. With the exception of the decrease for the uncertain tax position recorded prior to the adoption of FIN 48 that was related to the IRS audit that was resolved in the first quarter, there have been no significant changes in the accrual for uncertain positions from the date of adoption to quarter end.

The Company’s federal income tax returns have been periodically reviewed by the Internal Revenue Service. In August 2006, the Company settled an IRS audit of the 2003 fiscal year and agreed to a partial reduction of the loss claimed on the federal income tax return for the year. The result of the audit was a reduction of the cumulative net operating losses carried forward that were fully utilized in fiscal 2007.

The IRS has also reviewed the Company’s federal income tax returns for fiscal years 2002, 2001, and 2000. The IRS originally proposed adjustments to deductions claimed on the returns, but an appeal of the IRS adjustments was resolved in the Company’s favor in the first quarter of fiscal 2008. The Company received written notice from the Congressional Joint Committee on Taxation (JCT) during our first quarter indicating that they completed their review of our case in our favor. As a result of the JCT’s review taking no exception to the conclusions presented in our appeal, the Company has derecognized or reversed the contingent tax liability previously reported in current accrued expenses and other liabilities. The accrued interest portion of this liability is recorded as interest related to income taxes, with the non-interest portion of the liability recorded as an income tax benefit in the accompanying statement of operations. In addition, the Company’s appeal provided for an income tax refund, which the Company has recorded as an income tax benefit, with the interest receivable portion recorded as interest related to income taxes in the accompanying statement of operations.

The Company operates in five states and is subject to state and local income taxes in addition to federal income taxes. The Company is not currently under review by any state agency for any open period. The results of the conclusion of the most recent IRS audit must be communicated to the states in which the Company operates, but we do not expect it to have a negative impact on any tax position we have filed in those states.

Management believes that adequate provisions for income taxes have been reflected in the financial statements and is not aware of any significant exposure items that have not been reflected in the financial statements. Amounts considered probable of settlement within one year have been included in the accrued expenses and other liabilities in the accompanying consolidated balance sheet.

Note 5. Property and Equipment

The cost and accumulated depreciation of property and equipment at November 21, 2007 and August 29, 2007, together with the related estimated useful lives used in computing depreciation and amortization, were as follows:

	November 21, 2007	August 29, 2007	Estimated Useful Lives
	(In thousands)
Land	$54,329	$52,829	—
Restaurant equipment and furnishings	110,798	109,674	3 to 15 years
Buildings	182,339	180,990	20 to 33 years
Leasehold and leasehold improvements	18,147	17,730	Lesser of lease term or estimated useful life
Office furniture and equipment, computer hardware and software	5,943	4,956	3 to 10 years
Construction in progress	1,085	752	—

	372,641	366,931
Less accumulated depreciation and amortization	(183,762)	(180,948)

Property and equipment, net	$188,879	$185,983

Note 6. Impairment of Long-Lived Assets and Property Held for Sale

Impairment of Long-Lived Assets and Store Closings

The Company periodically evaluates long-lived assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company estimates future cash flows expected to result from the use and possible disposition of the asset and will recognize an impairment loss when the sum of the undiscounted estimated future cash flows is less than the carrying amounts of such assets. The estimates of future cash flows, based on reasonable and supportable assumptions and projections, require management’s subjective judgments. The span of time for which future cash flows are estimated is often lengthy, which increases the sensitivity to assumptions made. Depending on the assumptions and estimates used, the estimated future cash flows projected in the evaluation of long-lived assets can vary within a wide range of outcomes. The Company considers the likelihood of possible outcomes in determining the best estimate of future cash flows. The measurement for such an impairment loss is then based on the fair value of the asset as determined by either discounted cash flows or appraisals. In the first quarter fiscal 2008, the Company recognized a $1.2 million impairment related to selected under performing operating restaurants based on an estimate of net sales proceeds, partially offset by a $0.5 million reversal of a previously recognized impairment related to one ground lease unit which will be reopened in fiscal 2008. With respect to continuing operations, writedowns associated with these impairment analyses, as well as actual exit costs incurred for store closings are reflected in the “Provision for (reversal of) Asset Impairments.”

Property Held for Sale

At November 21, 2007, the Company had one owned property and two ground leases recorded at $736,000 in property held for sale. The properties are related to prior disposal plans. The Company is actively marketing the locations currently classified as property held for sale. At August 29, 2007, the Company had one owned property and three ground leases recorded at $736,000 in property held for sale.

In the first quarter of fiscal year 2008, one of the ground lease properties was reclassified from property held for sale to property and equipment. Management has plans to reopen the location as an operating restaurant in the future.

Property held for sale consists of already-closed restaurant properties. Properties held for sale are valued at the lower of net depreciable value or net realizable value.

The Company’s results of discontinued operations will be affected to the extent proceeds from property sales exceed or are less than net book value.

Note 7. Commitments and Contingencies

Off-Balance Sheet Arrangements

The Company has no off-balance sheet structured financing arrangements.

Pending Claims

We are subject to private lawsuits, administrative proceedings and claims that arise in the ordinary course of our business. A number of these lawsuits, proceedings and claims may exist at any given time. These matters typically involve claims from guests, employees and others related to issues common to the restaurant industry.

Construction Activity

From time to time, the Company enters into non-cancelable contracts for the construction of its new restaurants. This construction activity exposes the Company to the risks inherent in new construction including but not limited to rising material prices, labor shortages, delays in getting required permits and inspections, adverse weather conditions and injuries sustained by workers.

Note 8. Related Parties

Affiliate Services

The Company’s Chief Executive Officer, Christopher J. Pappas, and Chief Operating Officer, Harris J. Pappas, own two restaurant entities (the “Pappas entities”) that may provide services to the Company and its subsidiaries, as detailed in the Master Sales Agreement dated December 9, 2005 among the Company and the Pappas entities.

Under the terms of the Master Sales Agreement, the Pappas entities may provide specialized (customized) equipment fabrication and basic equipment maintenance, including stainless steel stoves, shelving, rolling carts, and chef tables. The total costs under the Master Sales Agreement of custom-fabricated and refurbished equipment in the first quarter of each of fiscal year 2008 and 2007 were $15,200 and zero, respectively. Services provided under this agreement are subject to review and approval by the Finance and Audit Committee.

Operating Leases

The Company leases property from the Pappas entities, currently on a month-to-month basis. The leased property, referred to as the Houston Service Center, is used to accommodate the Company’s in-house repair and fabrication center. The Company paid $13,600 and $13,600, in the first quarter of each fiscal year 2008 and 2007, respectively, pursuant to the terms of this lease.

The Company also leases approximately 27,000 square feet of warehouse space from the Pappas entities to complement the Houston Service Center, at a monthly rate of approximately $0.21 per square foot. The Company paid $11,118 and $11,800 in the first quarter of each of fiscal years 2008 and 2007, respectively, pursuant to the terms of this lease.

In the third quarter of fiscal 2004, Messrs. Pappas became partners in a limited partnership which purchased a retail strip center in Houston, Texas. Messrs. Pappas collectively own a 50% limited partnership interest and a 50% general partnership interest in the limited partnership. A third party company manages the center. One of the Company’s restaurants has rented approximately 7% of the space in that center since July 1969. No changes were made to the Company’s lease terms as a result of the transfer of ownership of the center to the new partnership. The Company made payments of $43,896 and $44,438 in the first quarter of each of fiscal years 2008 and 2007, respectively, under the lease agreement which currently includes an annual base rate of $14.64 per square foot.

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

Affiliated rents paid for the Houston Service Center, the separate storage facility and the Houston property leases combined represented 7.5% and 7.9% of total rents for continuing operations for the first quarter of each of fiscal years 2008 and 2007, respectively.

	Quarter Ended
	November 21, 2007	November 22, 2006
	(84 days)	(84 days)
	(In thousands, except percentages)
AFFILIATED COSTS INCURRED:
General and administrative expenses – professional and other costs	$38	$—
Capital expenditures - custom-fabricated and refurbished equipment and furnishings	132	—
Other operating expenses, including property leases	77	82

Total	$247	$82

RELATIVE TOTAL COMPANY COSTS:
General and administrative expenses	$5,968	$5,042
Capital expenditures	7,888	3,012
Other operating expenses	15,707	16,814

Total	$29,563	$24,868

AFFILIATED COSTS INCURRED AS A PERCENTAGE OF RELATIVE TOTAL COMPANY COSTS
Fiscal year to date	0.84%	0.33%

Board of Directors

Pursuant to the terms of a separate Purchase Agreement dated March 9, 2001, entered into by and among the Company, Christopher J. Pappas and Harris J. Pappas, the Company agreed to submit three persons designated by Christopher J. Pappas and Harris J. Pappas as nominees for election at the 2002 Annual Meeting of Shareholders. Messrs. Pappas designated themselves and Frank Markantonis as their nominees for directors, all of whom were subsequently elected. Christopher J. Pappas and Harris J. Pappas are brothers, Frank Markantonis is an attorney whose principal client is Pappas Restaurants, Inc., an entity owned by Harris J. Pappas and Christopher J. Pappas.

As amended in June 2004, the Purchase Agreement allows Messrs. Pappas to continue to nominate persons for election to the board, which, if such nominees are elected, would result in Messrs. Pappas having nominated three of the then-serving directors of the Company. Messrs. Pappas retain their right for so long as they both are executive officers of the Company.

Christopher J. Pappas, is an advisory member of the Board of Directors of Amegy Bank, National Association, which is a lender and syndication agent under the Company’s 2007 Revolving Credit Facility. In addition, the Company had short term investments of $0.5 million with Amegy Bank at November 21, 2007.

Key Management Personnel

In November 2005, Christopher and Harris Pappas entered into new employment agreements that were amended in October 2007 to extend the termination date thereof to August 2009. Both continue to devote their primary time and business efforts to Luby’s while maintaining their roles at Pappas Restaurants, Inc.

Ernest Pekmezaris, the former Chief Financial Officer of the Company, became a consultant to the Company on April 20, 2007. Mr. Pekmezaris is also the Treasurer of Pappas Restaurants, Inc. Compensation for the services provided by Mr. Pekmezaris to Pappas Restaurants, Inc. is paid entirely by that entity.

Peter Tropoli, Senior Vice President, Administration, General Counsel and Secretary of the Company, is an attorney who, in the past, provided litigation services to entities controlled by Christopher J. Pappas and Harris J. Pappas. Mr. Tropoli is the stepson of Frank Markantonis, who is a director of the Company.

Paulette Gerukos, Vice President of Human Resources of the Company, is the sister-in-law of Harris J. Pappas, the Chief Operating Officer.

Note 9. Share-Based Compensation

Stock Options

The Company has an Executive Stock Option Plan as well as Incentive Stock Plans for officers and employees together (“Employee Stock Plans”) and a Non-employee Director Stock Option Plan for non-employee directors. These plans authorize the granting of stock options, restricted stock and other types of awards consistent with the purpose of the plans. The number of shares authorized for issuance under the Company’s plans as of November 21, 2007 totals approximately 2.9 million, of which approximately 1.7 million shares are available for future issuance. Stock options granted under the Incentive Stock Plans and the Non-employee Director Stock Option Plan have an exercise price equal to the market price of the Company’s common stock at the date of grant.

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

In connection with their entry into employment agreements effective March 9, 2001, Messrs. Pappas together were granted an aggregate of approximately 2.2 million stock options at an exercise price of $5.00 per share, which was below the quoted market price on the date of grant. The Company’s Board of Directors unanimously approved the employment agreements and related stock option grants. Messrs. Pappas exercised these options on October 26, 2007.

A summary of the Company’s stock option activity for the quarter ended November 21, 2007 is presented below:

	Shares Under Fixed Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
			(Years)	(In thousands)
Outstanding at August 29, 2007	2,917,477	$6.25	3.76	$14,756
Granted	87,095	11.10
Exercised	(2,240,000)	5.00
Forfeited or Expired	(7,000)	6.33

Outstanding at November 21, 2007	757,572	$10.48	4.54	$583

Restricted Stock

Restricted stock grants consist of the Company’s common stock and generally vest after three years, with the exception of grants under the Nonemployee Director Stock Option Plan, which vest when granted due to the fact that they are granted in lieu of a cash payment. All restricted stock grants are cliff-vested. Restricted stock awards are valued at the average market price of the Company’s common stock at the date of grant.

A summary of the Company’s restricted stock activity during the first quarter of fiscal year 2008 is presented in the following table:

	Restricted Stock Units	Fair Value	Weighted-Average Remaining Contractual Term	Weighted-Average Grant Date
		(Per share)	(Years)
Unvested at August 29, 2007	40,468	$11.05	1.64	6/14/06
Granted	44,417	11.12	2.65	11/9/07
Vested	(4,999)	11.25		10/1/07

Unvested at November 21, 2007	79,886	$11.06	2.27	2/24/07

Note 10. Earnings Per Share

Basic net income per share is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding for the reporting period. Diluted net income per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. For the calculation of diluted net income per share, the basic weighted average number of shares is increased by the dilutive effect of restricted stock, phantom stock, and stock options determined using the treasury stock method. Stock options with exercise prices exceeding current market prices that were excluded from the computation of net income per share amounted to approximately 249,000 shares and 246,000 shares for the quarters ended November 21, 2007 and November 22, 2006, respectively.

The components of basic and diluted net income per share are as follows:

	Quarter Ended
	November 21, 2007	November 22, 2006
	(84 days)	(84 days)
	(In thousands, except per share data)
Numerator:
Income from continuing operations	$4,845	$2,007

Net income	$4,771	$1,915

Denominator:
Denominator for basic earnings per share – weighted-average shares	26,883	26,080
Effect of potentially dilutive securities:
Employee and non-employee stock options	640	966
Phantom stock	30	30
Restricted stock	44	26

Denominator for earnings per share assuming dilution	27,597	27,102

Income from continuing operations:
Basic	$0.18	$0.08
Assuming dilution	$0.18	$0.07

Net income per share:
Basic	$0.18	$0.07
Assuming dilution	$0.17	$0.07

Note 11. New Accounting Pronouncements

In July 2006, FASB Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes – An Interpretation of Financial Accounting Standards Board Statement No. 109” (“FAS 109”) was issued. FIN 48 clarifies the accounting for income taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 applies to all tax positions related to income taxes subject to FAS 109. FIN 48 is effective for fiscal years beginning after December 15, 2006 and was adopted by the Company as of August 30, 2007.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”) effective for fiscal years beginning after November 15, 2007. SFAS 157 enhances the guidance for using fair value to measure assets and liabilities. In addition, SFAS 157 is expanding information about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value and the effect of fair value measurements on earnings. The Company is currently evaluating the potential impact, if any, this standard would have on the Company’s financial results for fiscal 2009.

In February 2007, the FASB issued SFAS No. 159, “Fair Value Option for Financial Assets and Financial Liabilities – including an Amendment to FASB Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities”, which permits entities to choose to measure many financial instruments and certain other items at fair value. The Company will be required to adopt the provisions of this standard for fiscal 2009, and the Company is currently evaluating the impact, if any, that it will have on its financial statements.

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations” (“SFAS 141(R)”), which replaces SFAS 141. SFAF 141(R) requires assets and liabilities acquired in a business combination, contingent consideration, and certain acquired contingencies to be measured at their fair values as of the date of acquisition. SFAS 141(R) also requires that acquisition-related costs and restructuring costs be recognized separately from the business combination. SFAS 141(R) is effective for fiscal years beginning after December 15, 2008 and will be effective for business combinations entered into after January 1, 2009.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an Amendment of ARB No. 51” (“SFAS 160”). SFAS 160 clarifies the accounting for noncontrolling interests and establishes accounting and reporting standards for the noncontrolling interest in a subsidiary, including classification as a component of equity. SFAS 160 is effective for fiscal years beginning after December 15, 2008. The Company does not currently have any minority interests.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s discussion and analysis of financial condition and results of operations should be read in conjunction with the consolidated financial statements and footnotes for the period ended November 21, 2007 included in Item 1 of Part I of this Quarterly Report on Form 10-Q, and the audited financial statements included in our Annual Report on Form 10-K for the fiscal year ended August 29, 2007.

Overview

As of November 21, 2007, we operated 128 restaurants, of which 126 are traditional cafeterias and two primarily serve seafood. These establishments are located in close proximity to retail centers, business developments and residential areas in five states. Of the 128 restaurants, 94 are locations owned by us and 34 are on leased premises.

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

RESULTS OF OPERATIONS

Quarter ended November 21, 2007 compared to the quarter ended November 22, 2006

Total sales decreased approximately $0.3 million, or 0.4%, in the first quarter of fiscal year 2008 compared to the first quarter of fiscal year 2007. Restaurant sales declined approximately $2.0 million, due primarily to declines in guest traffic partially offset by higher menu prices and more favorable menu mix. This decline in restaurant sales was offset by an increase of $1.7 million relating to the execution of several new culinary service contracts. On a same-store basis, sales decreased by approximately $2.5 million, or 3.4%.

Food costs decreased approximately $0.1 million, or 0.7%, in the first quarter of fiscal year 2008 compared with the same quarter of fiscal year 2007. Food costs as a percentage of restaurant sales increased 0.5%, to 27.4% in the first quarter of fiscal year 2008 from 26.9% in the first quarter of fiscal year 2007. We continue to manage food costs by offering menu items and combination meals with favorable cost structures and by employing a variety of other cost control measures.

Payroll and related costs decreased approximately $0.9 million, or 3.4%, in the first quarter of fiscal year 2008 compared with the same quarter of fiscal year 2007, due to lower workers’ compensation expense, including the effects of reduced actuarial estimates of potential losses resulting from favorable claims experience. Payroll and related costs as a percentage of restaurant sales decreased 0.3%, to 34.1% in the first quarter of fiscal year 2008 from 34.4% in the first quarter of fiscal year 2007.

Other operating expenses decreased by approximately $1.1 million, or 6.6%, in the first quarter of fiscal year 2008 compared with the same quarter of fiscal year 2007. As a percentage of restaurant sales, other operating expenses decreased 0.9% due primarily to a reduction in utilities and marketing expense.

Cost of culinary contract services increased by approximately $1.5 million when compared to the same quarter of the prior year. This increase is related to the food, labor, and other operating expenses associated with this line of business.

Depreciation and amortization expense increased approximately $0.4 million, or 10.3% in first quarter of fiscal year 2008 compared with the first quarter of fiscal year 2007. The increase was due primarily to capital additions related to construction of a new unit and remodel activity. Depreciation expense also increased due to the acceleration of depreciation for a store to be relocated.

General and administrative expenses increased by approximately $0.9 million, or 18.4%, in the first quarter of fiscal year 2008 when compared to the same quarter of the prior year. As a percentage of total sales, general and administrative expenses increased to 8.1% in the first quarter of fiscal year 2008, from 6.8% in the first quarter of fiscal year 2007, primarily due to increased corporate salaries and professional fees. The increase in corporate salaries includes staffing costs related to our culinary services initiative to provide services at healthcare facilities as well as new store development and construction staff.

The provision for asset impairments, net increased by approximately $0.7 million in the first quarter of fiscal year 2008 compared with fiscal year 2007. This increase is due to the write-down of selected underperforming units to net realizable value based on an estimate of net sales proceeds, partially offset by a reversal of a previously recognized impairment related to one ground lease unit which will be reopened in fiscal 2008. This unit was also reclassified in the first quarter of fiscal year 2008 from property held for sale to property and equipment, net.

The net loss (gain) on disposition of property and equipment increased by approximately $0.1 million in the first quarter of fiscal year 2008 compared with the first quarter of fiscal year 2007 due to increased remodel activity leading to disposition of retired property and equipment.

Interest income increased by approximately $0.1 million primarily related to higher cash and short term investment balances.

Interest expense decreased approximately $0.1 million as a result of the term and pricing of the new 2007 Revolving Facility.

The interest related to income taxes includes the reversal of previously recognized interest expense associated with the settled tax audit contingencies and interest receivable on the income tax refund included in the income tax benefit.

Other income decreased slightly in the first quarter of fiscal year 2008.

The income tax benefit for the first quarter of fiscal year 2008 included $2.8 million in nonrecurring tax benefit partially offset by $1.3 million in income tax expense at an effective tax rate of 38.5%. The income tax benefit of $2.8 million included a reversal of tax accruals for contingencies that did not materialize following the completion of tax audits and an income tax refund receivable, partially offset by the reversal of unrealized deferred tax assets related to stock options.

The loss from discontinued operations decreased slightly in the first quarter of fiscal year 2008 compared with the same quarter of fiscal year 2007.

LIQUIDITY AND CAPITAL RESOURCES

Cash and Cash Equivalents and Short-Term Investments

Our primary source of liquidity is cash flows generated from our restaurant operations. Cash and cash equivalents and short-term investments increased by $10.2 million from the end of fiscal 2007 to November 21, 2007, primarily due to cash flows from operations, and proceeds from the exercise of stock options, partially offset by capital expenditures.

Working Capital

We had a working capital surplus of $12.7 million as of November 21, 2007, which represented a $14.6 million improvement compared to a working capital deficit of $1.9 million as of August 29, 2007. We expect to meet our working capital requirements through cash flows from operations and availability under the 2007 Revolving Credit Facility described below.

Capital Expenditures

Capital expenditures consist of purchases of real estate for future restaurant sites, new units under construction, purchases of new and replacement restaurant furniture and equipment, and ongoing remodeling programs. Capital expenditures for the first quarter of fiscal year 2008 were approximately $7.9 million, primarily related to maintaining our investment in existing operating units. We expect to be able to fund all capital expenditures in fiscal 2008 using cash flows from operations and our available credit. We expect to spend approximately $35.0 million to $40.0 million on capital expenditures in fiscal 2008.

DEBT

2007 Revolving Credit Facility

On July 13, 2007, we entered into a $50.0 million unsecured Revolving Credit Facility (the “2007 Revolving Credit Facility”) with Wells Fargo Bank, National Association, as Administrative Agent, and Amegy Bank, National Association, as Syndication Agent. The 2007 Revolving Credit Facility may, subject to certain terms and conditions, be increased by an additional $50.0 million for a total facility size of $100.0 million. The 2007 Revolving Credit Facility allows for up to $15.0 million of the available credit to be extended in the form of letters of credit. All amounts owed by us under the 2007 Revolving Credit Facility are guaranteed by our subsidiaries and must be repaid in full upon the maturity date on June 30, 2012.

At any time throughout the term of the facility, we have the option to elect one of two bases of interest rates. One interest rate option is the greater of (a) the Federal Funds Effective Rate plus 0.50%, or (b) prime, plus, in either case, an applicable spread that ranges from zero to 0.50% per annum. The other interest rate option is the London InterBank Offered Rate plus a spread that ranges from 0.75% to 2.00% per annum. The applicable spread under each option is dependent upon certain measures of our financial performance at the time of each election.

We pay a quarterly commitment fee based on the unused available balance of the 2007 Revolving Credit Facility, which is also dependent upon our financial performance, ranging from 0.20% to 0.30% per annum. We also pay quarterly fees with respect to any letters of credit issued and outstanding. In addition, we were obligated to pay the lenders a one-time fee in connection with the closing of the 2007 Revolving Credit Facility.

The 2007 Revolving Credit Facility contains customary covenants and restrictions on our ability to engage in certain activities, including financial performance covenants and limitations on capital expenditures, asset sales and acquisitions and contains customary events of default. As of November 21, 2007, we were in compliance with all covenants.

At November 21, 2007, we had a total of approximately $2.9 million committed under letters of credit, issued under the 2007 Revolving Credit Facility, which have been issued as security for the payment of insurance obligations classified as accrued expenses on the balance sheet. An additional $12.1 million may be issued under letters of credit.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The Consolidated Financial Statements included in Item 1 of Part 1 of this report are prepared in conformity with U.S. generally accepted accounting principles. Preparation of the financial statements requires us to make judgments, estimates and assumptions that affect the amounts of assets and liabilities in the financial statements and revenues and expenses during the reporting periods. Management believes the following are critical accounting policies due to the significant, subjective and complex judgments and estimates used when preparing our consolidated financial statements. Management regularly reviews these assumptions and estimates with the Finance and Audit Committee of our Board of Directors.

Income Taxes

We account for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes”, as interpreted by FIN 48. We record the estimated future tax effects of temporary differences between the tax bases of assets and liabilities and amounts reported in the accompanying consolidated balance sheets, as well as operating loss and tax credit carrybacks and carryforwards. We periodically review the recoverability of tax assets recorded on the balance sheet and provide valuation allowances as management deems necessary.

Management makes judgments regarding the interpretation of tax laws that might be challenged upon an audit and cause changes to previous estimates of tax liability. In addition, we operate within multiple taxing jurisdictions and are subject to audit in these jurisdictions as well as by the Internal Revenue Service. In management’s opinion, adequate provisions for income taxes have been made for all years. We regularly assess the potential outcomes of examinations in determining the adequacy of our provision for income taxes and our income tax liabilities. We believe that we have adequately provided for any reasonable and foreseeable outcome related to uncertain tax matters.

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

Property Held for Sale

We also periodically review long-lived assets against our plans to retain or ultimately dispose of properties. Property is moved into property held for sale when the restaurant is closed. Property held for sale is actively marketed. Property held for sale is recorded at amounts not in excess of what management currently expects to receive upon sale, less costs of disposal. We routinely monitor the estimated value of property held for sale and record adjustments to these values as required. We periodically measure and analyze our estimates against third-party appraisals.

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

INFLATION

Our policy is to maintain stable menu prices without regard to seasonal variations in food costs. General increases in cost of food, wages, supplies, transportation and services may require us to increase our menu prices from time to time. To the extent prevailing market conditions allow, we intend to adjust menu prices to maintain profit margins.

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains statements that are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements contained in this Form 10-Q, other than statements of historical facts, are “forward-looking statements” for purposes of these provisions, including any statements regarding:

•	future operating results;

•	future capital expenditures;

•	future debt, including liquidity and the sources and availability of funds related to debt;

•	projections regarding the financial performance of our new prototype restaurant;

•	plans for expansion of our business;

•	scheduled openings of new units;

•	future sales of assets and the gains or losses that may be recognized as a result of any such sale; and

•	continued compliance with the terms of our 2007 Revolving Credit Facility.

In some cases, investors can identify these statements by forward-looking words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “outlook,” “may,” “should,” “will,” and “would” or similar words. Forward-looking statements are based on certain assumptions and analyses made by management in light of their experience and perception of historical trends, current conditions, expected future developments and other factors we believe are relevant. Although management believes that their assumptions are reasonable based on information currently available, those assumptions are subject to significant risks and uncertainties, many of which are outside of our control. The following factors, as well as the factors set forth in Item 1A of our Annual Report on Form 10-K for the fiscal year ended August 29, 2007 and any other cautionary language in this Quarterly Report on Form 10-Q, provide examples of risks, uncertainties, and events that may cause our financial and operational results to differ materially from the expectations described in our forward-looking statements:

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

It em 3.	Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risk from changes in interest rates affecting our variable-rate debt. As of November 21, 2007, the total amount of debt subject to interest rate fluctuations outstanding under our 2007 Revolving Credit Facility was zero.

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

It em 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of November 21, 2007. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of November 21, 2007, our disclosure controls and procedures were effective in providing reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended November 21, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II - OTHER INFORMATION

It em 6.	Exhibits

4.1	Amendment No. 7 dated as of October 29, 2007 to Rights Agreement dated April 16, 1991, as amended, between Luby’s, Inc. and American Stock Transfer & Trust Company, as Rights Agent (incorporated by reference to Exhibit 1 to the Company’s Form 8-A/A filed with the Securities and Exchange Commission on October 30, 2007).

10.1	Amendment No. 1 dated as of October 29, 2007 to Employment Agreement dated as of March 9, 2001 between Luby’s, Inc. and Christopher J. Pappas (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated October 30, 2007, and incorporated herein by reference).*

10.2	Amendment No. 1 dated as of October 29, 2007 to Employment Agreement dated as of March 9, 2001 between Luby’s, Inc. and Harris J. Pappas (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K dated October 30, 2007, and incorporated herein by reference).*

10.3	Second Amendment dated as of October 29, 2007 to Purchase Agreement, dated March 9, 2001, by and between Luby’s, Inc., Harris J. Pappas and Christopher J. Pappas (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K dated October 30, 2007, and incorporated herein by reference).

31.1	Rule 13a-14(a)/15d-14(a) certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Rule 13a-14(a)/15d-14(a) certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Section 1350 certification of the Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Section 1350 certification of the Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Denotes management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LUBY’S, INC.
(Registrant)

Date:	December 28, 2007	By:	/s/ Christopher J. Pappas
Christopher J. Pappas
President and Chief Executive Officer

Date:	December 28, 2007	By:	/s/ K. Scott Gray
K. Scott Gray
Senior Vice President and Chief Financial Officer