Form 10-Q
period 2008-02-13
LUBYS INC
filed 2008-03-24
CIK 16099

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 13, 2008

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period From              to

Commission file number 001-08308

Luby’s, Inc.

(Exact name of registrant as specified in its charter)

Delaware	74-1335253
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

13111 Northwest Freeway, Suite 600

Houston, Texas 77040

(Address of principal executive offices, including zip code)

(713) 329-6800

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer, or a smaller reporting company. See definition of “accelerated filer”, “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (check one):

Large accelerated filer	☐	Accelerated filer ☒

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒

As of March 10, 2008, there were 28,412,096 shares of the registrant’s common stock outstanding.

Luby’s, Inc.

Form 10-Q

Quarter ended February 13, 2008

Additional Information

Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports are available free of charge via hyperlink on our website at www.lubys.com. We make these reports available as soon as reasonably practicable upon filing with the SEC. Information on our website is not incorporated into this report.

Part I—FINANCIAL INFORMATION

Item 1.	Financial Statements

Luby’s, Inc.

Consolidated Balance Sheets

(In thousands, except share data)

	February 13, 2008	August 29, 2007
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$17,996	$17,514
Short-term investments	17,650	8,600
Trade accounts and other receivables, net	2,827	1,657
Food and supply inventories	2,876	2,574
Prepaid expenses	1,341	1,398
Deferred income taxes	548	624

Total current assets	43,238	32,367
Property and equipment, net	185,049	185,983
Property held for sale	5,411	736
Other assets	457	548

Total assets	$234,155	$219,634

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$14,173	$12,882
Accrued expenses and other liabilities	17,353	21,400

Total current liabilities	31,526	34,282
Other liabilities	7,925	7,088

Total liabilities	39,451	41,370

Commitments and contingencies
SHAREHOLDERS’ EQUITY
Common stock, $0.32 par value; 100,000,000 shares authorized; Shares issued were 28,410,996 and 27,835, 901, respectively; Shares outstanding were 28,410,996 and 26,159,498, respectively	9,091	8,907
Paid-in capital	19,603	43,514
Retained earnings	166,010	161,447
Less cost of treasury stock, zero and 1,676,403 shares, respectively	—	(35,604)

Total shareholders’ equity	194,704	178,264

Total liabilities and shareholders’ equity	$234,155	$219,634

The accompanying notes are an integral part of these consolidated financial statements.

Luby’s, Inc.

Consolidated Statements of Operations (unaudited)

(In thousands except per share data)

	Quarter Ended		Two Quarters Ended
	February 13, 2008	February 14, 2007	February 13, 2008	February 14, 2007
	(84 days)	(84 days)	(168 days)	(168 days)
SALES:
Restaurant sales	$70,972	$72,101	$142,606	$145,759
Culinary contract services	1,668	97	3,396	126

TOTAL SALES	72,640	72,198	146,002	145,885
COSTS AND EXPENSES:
Cost of food	19,938	19,541	39,595	39,339
Payroll and related costs	24,495	24,300	48,934	49,604
Other operating expenses	15,575	16,262	31,282	33,076
Cost of culinary contract services	1,500	116	3,078	166
Depreciation and amortization	4,004	3,570	7,960	7,155
General and administrative expenses	6,888	4,981	12,856	10,023
Provision for (reversal of) asset impairments	—	190	717	190
Net loss (gain) on disposition of property and equipment	(222)	312	94	494

Total costs and expenses	72,178	69,272	144,516	140,047

INCOME FROM OPERATIONS	462	2,926	1,486	5,838
Interest income	375	242	673	412
Interest expense	(49)	(199)	(100)	(391)
Interest related to income taxes	(578)	—	1,319	—
Other income, net	229	198	412	409

Income before income taxes and discontinued operations	439	3,167	3,790	6,268
Provision (benefit) for income taxes	85	1,114	(1,409)	2,209

Income from continuing operations	354	2,053	5,199	4,059
Discontinued operations, net of income taxes	(68)	(171)	(142)	(262)

NET INCOME	$286	$1,882	$5,057	$3,797

Income per share from continuing operations:
Basic	$0.01	$0.08	$0.19	$0.16
Assuming dilution	0.01	0.08	0.19	0.15

Loss per share from discontinued operations:
Basic	$—	$(0.01)	$(0.01)	$(0.01)
Assuming dilution	—	(0.01)	(0.01)	(0.01)

Net income per share:
Basic	$0.01	$0.07	$0.18	$0.15
Assuming dilution	0.01	0.07	0.18	0.14

Weighted average shares outstanding:
Basic	28,408	26,101	27,645	26,090
Assuming dilution	28,518	27,238	28,057	27,170

The accompanying notes are an integral part of these consolidated financial statements.

Luby’s, Inc.

Consolidated Statement of Shareholders’ Equity (unaudited)

(In thousands)

	Common Stock						Total
	Issued		Treasury		Paid-In	Retained	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Earnings	Equity
BALANCE AT AUGUST 29, 2007	27,836	$8,907	(1,676)	$(35,604)	$43,514	$161,447	$178,264
Cumulative effect of adoption of FASB Interpretation No. 48	—	—	—	—	—	(494)	(494)
Net income	—	—	—	—	—	5,057	5,057
Common stock issued under nonemployee director benefit plans	10	4	—	—	109	—	113
Common stock issued under employee benefit plans	565	180	1,676	35,604	(24,579)	—	11,205
Share-based compensation expense	—	—	—	—	559	—	559

BALANCE AT FEBRUARY 13, 2008	28,411	$9,091	—	$—	$19,603	$166,010	$194,704

The accompanying notes are an integral part of these consolidated financial statements.

Luby’s, Inc.

Consolidated Statements of Cash Flows (unaudited)

(In thousands)

	Two Quarters Ended
	February 13, 2008	February 14, 2007
	(168 days)	(168 days)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$5,057	$3,797
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for (reversal of) asset impairments, net of gains and losses on property sales	811	908
Depreciation and amortization	7,960	7,155
Amortization of debt issuance cost	21	215
Non-cash compensation expense	113	109
Share-based compensation expense	559	429
Interest related to income taxes	(1,319)	—
Deferred tax provision (benefit)	(931)	1,964

Cash provided by operating activities before changes in operating assets and liabilities	12,271	14,577
Changes in operating assets and liabilities:
(Increase) decrease in trade accounts and other receivables	(978)	1,045
Increase in food and supply inventories	(302)	(53)
(Increase) decrease in prepaid expenses and other assets	127	(105)
Decrease in accounts payable, accrued expenses and other liabilities	(292)	(653)

Net cash provided by operating activities	10,826	14,811

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from redemption or maturity of short-term investments	16,600	6,399
Purchases of short-term investments	(25,650)	(20,395)
Proceeds from disposal of assets	2,300	70
Purchases of property and equipment	(14,799)	(6,643)

Net cash used in investing activities	(21,549)	(20,569)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds received on exercise of stock options	11,205	313

Net cash provided by financing activities	11,205	313

Net increase (decrease) in cash and cash equivalents	482	(5,445)
Cash and cash equivalents at beginning of period	17,514	9,715

Cash and cash equivalents at end of period	$17,996	$4,270

Cash paid for:
Income taxes	$302	$167
Interest	56	76

The accompanying notes are an integral part of these consolidated financial statements.

Luby’s, Inc.

Notes to Consolidated Financial Statements (unaudited)

February 13, 2008

Note 1. Basis of Presentation

The accompanying unaudited consolidated financial statements of Luby’s, Inc. (the “Company” or “Luby’s”) have been prepared in accordance with U.S. Generally Accepted Accounting Principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements as they are prepared for the Company’s Annual Report on Form 10-K. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the period ended February 13, 2008, are not necessarily indicative of the results that may be expected for the fiscal year ending August 27, 2008.

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

Certain accounts and prior period results have been reclassified to provide more meaningful comparability to the Company’s current presentation. Culinary contract service revenue and operating expenses have been presented on a gross basis for fiscal year 2008 and 2007.

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

Note 3. Short-Term Investments

Short-term investments include securities of two types. Securities held-to-maturity are reported at amortized cost. Available-for-sale securities are reported at fair value with unrealized gains and losses excluded from earnings and reported in shareholders’ equity. The fair value of the available-for-sale securities equaled their acquisition cost. No unrealized gains or losses were recognized on these investments during either of the quarters ended February 13, 2008 or February 14, 2007. As of August 25, 2007, the Company held $2.0 million in held to maturity securities and $6.6 million in available for sale securities.

As of February 13, 2008, all short-term investments of the Company were held in auction rate municipal bonds with underlying maturity dates ranging from June 1, 2019 through February 1, 2042 and taxable equivalent yield rates ranging from 5.4% to 7.2%. The auction-rate securities are long-term debt obligations that are secured by certain revenue streams (airport, sewer, hospital, etc.). The auction-rate securities are rated AAA which takes into account credit support through insurance policies guaranteeing each of the bonds’ payment of principal and accrued interest, if it becomes necessary.

In the past, the auction process has allowed investors to obtain immediate liquidity if so desired by selling the securities at their face amounts. Liquidity for these securities has historically been provided by an auction process that resets interest rates on these investments every 35 days. However, as has been recently reported in the financial press, the current disruptions in the credit markets have adversely affected the auction market for these types of securities. Because auction sell orders have failed during the quarter as a result of recent liquidity disruptions, the Company is continuing to monitor the market conditions and the related rating agency reports closely. If the credit ratings of the securities deteriorate or if normal market conditions do not return in the near future, the Company may be required to classify the investments as long-term assets. The Company intends to hold the investments until liquidity returns to the auction rate securities market.

Note 4. Income Taxes

For the two quarters ended February 13, 2008, including both continuing and discontinued operations, the Company generated gross taxable income of approximately $5.9 million. Cash payments for estimated income taxes of $0.3 million were made during the first two quarters of fiscal year 2008.

The net income tax benefit for the first two quarters of fiscal year 2008 includes a reversal of tax accruals in the first quarter for contingencies that did not materialize following the completion of tax audits. Also included is an income tax refund received from the IRS in the second quarter fiscal year 2008 resulting from the conclusion of a tax audit. Additionally, the net benefit reflects the reversal of unrealized deferred tax assets related to stock options. The total nonrecurring benefit credited to income tax expense through the second quarter of fiscal year 2008 is approximately $2.8 million.

Effective August 30, 2007, the Company adopted the provisions of FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes.” In connection with the adoption of FIN 48, the Company recognized an increase of approximately $0.5 million to the Company’s tax reserves for uncertain positions, which was accounted for as a reduction to retained earnings on August 30, 2007. There were no material changes in unrecognized benefits for the period ended February 13, 2008.

The Company’s federal income tax returns have been periodically reviewed by the Internal Revenue Service. In August 2006, the Company settled an IRS audit of the 2003 fiscal year and agreed to a partial reduction of the loss claimed on the federal income tax return for the year. The result of the audit was a reduction of the cumulative net operating losses carried forward that were fully utilized in fiscal year 2007.

The IRS has also reviewed the Company’s federal income tax returns for fiscal years 2002, 2001, and 2000. The IRS originally proposed adjustments to deductions claimed on the returns, but an appeal of the IRS adjustments was resolved in the Company’s favor in the first quarter of fiscal year 2008. The Company received written notice from the Congressional Joint Committee on Taxation (JCT) during the Company’s first quarter of fiscal year 2008 indicating that they completed their review of the Company’s case in the Company’s favor.

In the first quarter of fiscal year 2008, as a result of the JCT’s review taking no exception to the conclusions presented in the Company’s appeal, the Company derecognized or reversed the contingent tax liability previously reported in current accrued expenses and other liabilities. The accrued interest portion of this liability was recorded as interest related to income taxes, with the non-interest portion of the liability recorded as an income tax benefit in the accompanying statement of operations. In addition, the Company’s appeal provided for an income tax refund, which the Company recorded as an income tax benefit, with the interest receivable portion recorded as interest related to income taxes in the accompanying statement of operations. Interest related to income taxes presented as a separate line in the accompanying statement of operations of $1.9 million included $1.1 million in reversal of accrued interest previously accrued for the contingent tax liability; and $0.8 million for the interest related to the income tax refund. Provision (benefit) for income taxes included $2.8 million recognized for the net benefit for income taxes related to $3.4 million for the reversal of the non-interest portion of the contingent tax liability; and $0.9 million for the income tax refund, offset by unrealized deferred tax assets of $1.5 million related to stock options.

During the second quarter of fiscal year 2008, the Company identified that the $0.8 million interest portion of the income tax receivable recognized in the prior quarter was calculated incorrectly. The Company reviewed the impact of this error on the prior quarter and the current quarter in accordance with Staff Accounting Bulletin (“SAB”) No. 99, “Materiality,” and SAB No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in the Current Year Financial Statements,” and determined that the error was not material to the prior quarter or to the current quarter. As a result, the Company recorded a reduction in interest related to taxes in the current quarter of $0.6 million, or $0.4 million after tax. The reduction in interest related to taxes had no effect on income from operations and cash flow from operations in the first and second quarters of fiscal year 2008. As a result, interest income related to income taxes for the first two quarters of fiscal year 2008 is $1.3 million.

The Company operates in five states and is subject to state and local income taxes in addition to federal income taxes. The Company is not currently under review by any state agency for any open period. The results of the conclusion of the most recent IRS audit must be communicated to the states in which the Company operates, but the Company does not expect it to have a negative impact on any tax position it has filed in those states.

Management believes that adequate provisions for income taxes have been reflected in the financial statements and is not aware of any significant exposure items that have not been reflected in the financial statements. Amounts considered probable of settlement within one year have been included in the accrued expenses and other liabilities in the accompanying consolidated balance sheet.

Note 5. Property and Equipment

The cost and accumulated depreciation of property and equipment at February 13, 2008 and August 29, 2007, together with the related estimated useful lives used in computing depreciation and amortization, were as follows:

	February 13, 2008	August 29, 2007	Estimated Useful Lives
	(In thousands)
Land	$52,569	$52,829	—
Restaurant equipment and furnishings	110,506	109,674	3 to 15 years
Buildings	175,779	180,990	20 to 33 years
Leasehold and leasehold improvements	18,509	17,730	Lesser of lease term or estimated useful life
Office furniture and equipment, computer hardware and software	5,793	4,956	3 to 10 years
Construction in progress	2,659	752	—

	365,815	366,931
Less accumulated depreciation and amortization	(180,766)	(180,948)

Property and equipment, net	$185,049	$185,983

Note 6. Impairment of Long-Lived Assets and Property Held for Sale

Impairment of Long-Lived Assets and Store Closings

The Company periodically evaluates long-lived assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company estimates future cash flows expected to result from the use and possible disposition of the asset and will recognize an impairment loss when the sum of the undiscounted estimated future cash flows is less than the carrying amounts of such assets. The estimates of future cash flows, based on reasonable and supportable assumptions and projections, require management’s subjective judgments. The span of time for which future cash flows are estimated is often lengthy, which increases the sensitivity to assumptions made. Depending on the assumptions and estimates used, the estimated future cash flows projected in the evaluation of long-lived assets can vary within a wide range of outcomes. The Company considers the likelihood of possible outcomes in determining the best estimate of future cash flows. The measurement for such an impairment loss is then based on the fair value of the asset as determined by either discounted cash flows or appraisals. With respect to continuing operations, writedowns associated with these impairment analyses, as well as actual exit costs incurred for store closings are reflected in the “Provision for Asset Impairments.”

During the second quarter of fiscal year 2008, the Company closed six underperforming restaurants. An impairment charge of $1.2 million was recorded in the first quarter of fiscal year 2008 in anticipation of the closings based on an estimate of net sales proceeds. One of the six restaurant properties was closed and immediately sold. Four of the restaurant properties are owned by the Company and are now being actively marketed for sale. The fifth restaurant is a mall location with a lease obligation which continues until January 31, 2010. The Company plans to attempt to accelerate the lease expiration or find another tenant to take over the obligation. After the restaurants were closed, the related assets of the four owned restaurants were reclassified from property and equipment to property held for sale.

Property Held for Sale

At February 13, 2008, the Company had five owned properties and two ground leases recorded at $5.4 million in property held for sale. The Company is actively marketing the locations currently classified as property held for sale. At August 29, 2007, the Company had one owned property and three ground leases recorded at $0.7 million in property held for sale.

In the first quarter of fiscal year 2008, one of the ground lease properties was reclassified from property held for sale to property and equipment. Management has plans to reopen the location as an operating restaurant in the future.

In the second quarter of fiscal year 2008, four owned properties were closed and classified as property held for sale. Property held for sale consists of already-closed restaurant properties. Properties held for sale are valued at the lower of net depreciable value or net realizable value.

The Company’s results of discontinued operations will be affected by the disposal of three of the seven properties held for sale to the extent proceeds from property sales exceed or are less than net book value.

Note 7. Commitments and Contingencies

Off-Balance Sheet Arrangements

The Company has no off-balance sheet structured financing arrangements.

Pending Claims

The Company is subject to private lawsuits, administrative proceedings and claims that arise in the ordinary course of its business. A number of these lawsuits, proceedings and claims may exist at any given time. These matters typically involve claims from guests, employees and others related to issues common to the restaurant industry.

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

Under the terms of the Master Sales Agreement, the Pappas entities may provide specialized (customized) equipment fabrication and basic equipment maintenance, including stainless steel stoves, shelving, rolling carts, and chef tables. The total costs under the Master Sales Agreement of custom-fabricated and refurbished equipment in the first two quarters of each of fiscal years 2008 and 2007 were $0.2 million and zero, respectively. Services provided under this agreement are subject to review and approval by the Finance and Audit Committee.

Operating Leases

The Company leases property from the Pappas entities, currently on a month-to-month basis. The leased property, referred to as the Houston Service Center, is used to accommodate the Company’s in-house repair and fabrication center. The Company paid $34,000 in the two quarters of each fiscal year 2008 and 2007, pursuant to the terms of this lease.

The Company also leases approximately 27,000 square feet of additional warehouse space from the Pappas entities to complement the Houston Service Center, at a monthly rate of approximately $0.21 per square foot. The Company paid $27,800 in the first two quarters of each of fiscal year 2008 and 2007, pursuant to the terms of this lease.

In the third quarter of fiscal year 2004, Messrs. Pappas became partners in a limited partnership which purchased a retail strip center in Houston, Texas. Messrs. Pappas collectively own a 50% limited partnership interest and a 50% general partnership interest in the limited partnership. A third party company manages the center. One of the Company’s restaurants has rented approximately 7% of the space in that center since July 1969. No changes were made to the Company’s lease terms as a result of the transfer of ownership of the center to the new partnership. The Company made payments of $114,400 and $110,800 in the first two quarters of each fiscal year 2008 and 2007, respectively, under the lease agreement which currently includes an annual base rate of $14.64 per square foot.

On November 22, 2006, the Company executed a new lease agreement with respect to this shopping center. Effective upon the Company’s relocation and occupancy into the new space, which is expected to occur in calendar year 2008, the new lease agreement provides for a primary term of approximately 12 years with two subsequent five-year options and gives the landlord an option to buy out the tenant on or after the calendar year 2015 by paying the then unamortized cost of improvements by the tenant. The Company will owe, under the lease, $16.65 per square foot plus maintenance, taxes, and insurance for the calendar year 2008. Thereafter, the lease provides for reasonable increases in rent at set intervals. The new lease agreement was approved by the Finance and Audit Committee.

Affiliated rents paid for the Houston Service Center, the separate storage facility and the Houston property leases combined represented 8.2% and 8.2% of total rents for continuing operations for the second quarter of each fiscal year 2008 and 2007, respectively.

	Two Quarters Ended
	February 13, 2008	February 14, 2007
	(168 days)	(168 days)
	(In thousands, except percentages)
AFFILIATED COSTS INCURRED:
General and administrative expenses – professional and other costs	$75	$—
Capital expenditures—custom-fabricated and refurbished equipment and furnishings	201	—
Other operating expenses, including property leases	192	189

Total	$468	$189

RELATIVE TOTAL COMPANY COSTS:
General and administrative expenses	$12,856	$10,023
Capital expenditures	14,799	6,643
Other operating expenses	31,282	33,076

Total	$58,937	$49,742

AFFILIATED COSTS INCURRED AS A PERCENTAGE OF RELATIVE TOTAL COMPANY COSTS
Fiscal year to date	0.79%	0.38%

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

Christopher J. Pappas, is an advisory member of the Board of Directors of Amegy Bank, National Association, which is a lender and syndication agent under the Company’s 2007 Revolving Credit Facility. In addition, the Company had short term investments of $2.0 million and zero with Amegy Bank at August 29, 2007 and February 13, 2008, respectively.

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

Paulette Gerukos, Vice President of Human Resources of the Company, is the sister-in-law of Harris J. Pappas, the Chief Operating Officer.

Note 9. Share-Based Compensation

Stock Options

The Company has an Executive Stock Option Plan as well as Incentive Stock Plans for officers and employees together (“Employee Stock Plans”) and a Non-employee Director Stock Option Plan for non-employee directors. These plans authorize the granting of stock options, restricted stock and other types of awards consistent with the purpose of the plans. The number of shares authorized for issuance under the Company’s plans as of February 13, 2008 totals approximately 2.9 million, of which approximately 1.7 million shares are available for future issuance. Stock options granted under the Incentive Stock Plans and the Non-employee Director Stock Option Plan have an exercise price equal to the market price of the Company’s common stock at the date of grant.

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

A summary of the Company’s stock option activity for the two quarters ended February 13, 2008 is presented in the following table:

	Shares Under Fixed Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
			(Years)	(In thousands)
Outstanding at August 29, 2007	2,917,477	$6.25	3.76	$14,756
Granted	87,095	11.10
Exercised	(2,241,000)	5.00
Forfeited or Expired	(32,586)	9.81

Outstanding at February 13, 2008	730,986	10.48	4.27	452

Exercisable at February 13, 2008	313,017	$9.73	3.77	$452

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

A summary of the Company’s restricted stock activity for the two quarters ended February 13, 2008 is presented in the following table:

	Restricted Stock Units	Fair Value	Weighted-Average Remaining Contractual Term	Weighted-Average Grant Date
		(Per share)	(Years)
Unvested at August 29, 2007	40,468	$11.05	1.64	6/14/06
Granted	49,916	11.01	2.17	11/14/07
Vested	(10,498)	10.68	—	11/18/07
Forfeited	(6,067)	11.50	2.10	3/18/07

Unvested at February 13, 2008	73,819	$11.03	2.03	2/23/07

Note 10. Earnings Per Share

Basic net income per share is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding for the reporting period. Diluted net income per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. For the calculation of diluted net income per share, the basic weighted average number of shares is increased by the dilutive effect of restricted stock, phantom stock, and stock options determined using the treasury stock method. Stock options with exercise prices exceeding current market prices that were excluded from the computation of net income per share amounted to approximately 292,000 shares and 246,000 shares for the quarters ended February 13, 2008 and February 14, 2007, respectively.

The components of basic and diluted net income per share are as follows:

	Quarter Ended		Two Quarters Ended
	February 13, 2008	February 14, 2007	February 13, 2008	February 14, 2007
	(84 days)	(84 days)	(168 days)	(168 days)
	(In thousands except share data)
Numerator:
Income from continuing operations	$354	$2,053	$5,199	$4,059

Net income	$286	$1,882	$5,057	$3,797

Denominator:
Denominator for basic earnings per share— weighted-average shares	28,408	26,101	27,645	26,090
Effect of potentially dilutive securities:
Employee and non-employee stock options	—	1,067	320	1,017
Phantom stock	30	30	30	30
Restricted stock	80	40	62	33

Denominator for earnings per share assuming dilution	28,518	27,238	28,057	27,170

Income per share from continuing operations:
Basic	$0.01	$0.08	$0.19	$0.16
Assuming dilution	$0.01	$0.08	$0.19	$0.15

Net income per share:
Basic	$0.01	$0.07	$0.18	$0.15
Assuming dilution	$0.01	$0.07	$0.18	$0.14

Note 11. New Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”) effective for fiscal years beginning after November 15, 2007. SFAS 157 enhances the guidance for using fair value to measure assets and liabilities. In addition, SFAS 157 is expanding information about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value and the effect of fair value measurements on earnings. The Company is currently evaluating the potential impact, if any, this standard would have on the Company’s financial results for fiscal year 2009.

In February 2007, the FASB issued SFAS No. 159, “Fair Value Option for Financial Assets and Financial Liabilities – including an Amendment to FASB Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities”, which permits entities to choose to measure many financial instruments and certain other items at fair value. The Company will be required to adopt the provisions of this standard for fiscal year 2009, and the Company is currently evaluating the impact, if any, that it will have on its financial statements.

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations” (“SFAS 141(R)”), which replaces SFAS 141. SFAS 141(R) requires assets and liabilities acquired in a business combination, contingent consideration, and certain acquired contingencies to be measured at their fair values as of the date of acquisition. SFAS 141(R) also requires that acquisition-related costs and restructuring costs be recognized separately from the business combination. SFAS 141(R) is effective for fiscal years beginning after December 15, 2008 and will be effective for business combinations entered into after January 1, 2009.

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

Note 12. Subsequent Event

On February 15, 2008, in a privately negotiated block trade, the Company purchased 500,000 shares of common stock at $9.50 per share.

Effective February 29, 2008, the Company terminated a lease with the Pappas entities associated with additional warehouse space at the Houston Service Center.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s discussion and analysis of financial condition and results of operations should be read in conjunction with the consolidated financial statements and footnotes for the period ended February 13, 2008 included in Item 1 of Part I of this Quarterly Report on Form 10-Q, and the audited financial statements included in our Annual Report on Form 10-K for the fiscal year ended August 29, 2007.

Overview

As of February 13, 2008, we operated 122 restaurants located throughout Texas and four other states, as set forth in the table below. These establishments are located in close proximity to retail centers, business developments and residential areas. Of the 122 restaurants, 89 are located on property that we own and 33 are on leased premises.

Texas:
Houston Metro	40
Dallas/Fort Worth Metro	20
San Antonio Metro	15
Rio Grande Valley	11
Austin	7
Other Texas Markets	23
Other States	6

Total	122

Our financial results during the second quarter of fiscal year 2008 were negatively impacted by the challenging restaurant operating environment. Over the past five quarters we have averaged down 2.5% in same store sales per quarter following a twelve consecutive quarter period where we averaged up 4.6% in same store sales per quarter. Our sales continued to be negatively impacted by softer consumer demand and higher gasoline prices while higher commodity and labor costs impacted margins during the quarter.

We remain committed to our strategic growth plan to build new restaurants utilizing the prototype design we introduced in August of 2007, to expand our brand to healthcare and other institutional facilities through the growth of our culinary contract services business and to continue to invest in our restaurants through operational initiatives and facilities upgrades to improve our guests’ dining experience.

During the second quarter, we continued to identify and secure new restaurant locations. We also initiated construction development on new sites and hired staff to support these efforts. Our culinary contract services business grew during the quarter compared to the same period of fiscal year 2007, and we entered into one new service agreement. In the second quarter of fiscal year 2008, we spent $6.9 million on capital expenditures including $1.5 million to upgrade our restaurant facilities, including dining room updates, restroom remodels and the addition of new furniture in many of our restaurants. We remain committed to our operational procedures, policies and initiatives designed to strengthen and grow our business. These programs are focused on customer service, menu innovation, food quality assurance, technological enhancements and staff training and development. The long-term consistent execution of these programs is designed to enhance overall customer satisfaction and increase profitability.

Same-store restaurant sales declined 1.6 percent for the second quarter of fiscal year 2008 compared to the second quarter last year. The second quarter of fiscal year 2007 included a negative sales impact caused by severe winter weather throughout Texas. The negative trend in consumer spending continued in the second quarter of fiscal year 2008 and was partially offset by higher menu prices and menu mix. Although we continue to experience positive or improving sales trends in many of our major market locations resulting from higher prices and improved store level execution, sales at many of our locations continue to be challenged.

Second quarter fiscal year 2008 expenses were negatively impacted by rising commodity and labor costs as well as higher depreciation expenses. General and administrative expenses also increased due primarily to $1.1 million of professional fees associated with the solicitation of proxies in connection with our 2008 annual meeting of shareholders. Administrative expenses also increased as we continued adding team members to support future growth. We have recently added key positions in our development, recruiting, training and culinary departments.

Our culinary business, where we provide food service at healthcare facilities, continued to grow in the second quarter of fiscal year 2008 compared to the same period in fiscal year 2007. During the quarter, we entered into one new service contract with a healthcare facility. Currently, we provide health care services at nine facilities. We view our culinary business as a solid area of growth for our brand as we continue to identify and cultivate new opportunities in the healthcare sector.

Our new prototype restaurant continued to perform well and remains on pace in its first year to generate annual revenue in excess of $3.25 million, an increase of 30 percent, compared to the restaurant system average revenue of $2.5 million. We remain committed to our strategic growth plan to build and operate new Luby’s cafeteria-style restaurants and will open the second new prototype location in Port Arthur, Texas in March 2008. We plan to open four additional new units and one replacement unit in calendar year 2008.

Accounting Periods

Our fiscal year ends on the last Wednesday in August. Accordingly, each fiscal year normally consists of 13 four-week periods, or accounting periods, accounting for 364 days in the aggregate. Each of the first three quarters of each fiscal year consists of three four-week periods, while the fourth quarter normally consists of four four-week periods. Comparability between quarters may be affected by varying lengths of the quarters, as well as the seasonality associated with the restaurant business.

Same-Store Sales

The restaurant business is highly competitive with respect to food quality, concept, location, price, and service, all of which may have an effect on same-store sales. Our same-store sales calculation measures the relative performance of a certain group of restaurants. To qualify for inclusion in this group, a store must have been in operation for 18 consecutive accounting periods. Although management believes this approach leads to more appropriate year-over-year comparisons, neither the time frame nor the exact practice may be similar to those used by other restaurant companies.

RESULTS OF OPERATIONS

For the Second Quarter and Year-to-Date Fiscal 2008 versus the Second Quarter and Year-to-Date Fiscal 2007

Sales

Total sales increased approximately $0.4 million, or 0.6%, in the second quarter of fiscal year 2008 compared to the second quarter of fiscal year 2007. Restaurant sales declined approximately $1.1 million, due primarily to declines in guest traffic partially offset by higher menu prices and more favorable menu mix. This decline in restaurant sales was offset by an increase of $1.6 million relating to the execution of several new culinary service contracts. Same store sales decreased by approximately $1.1 million, or 1.6%.

Total sales increased approximately $0.1 million, or 0.1%, in the first two quarters of fiscal year 2008 compared with the same two quarters of fiscal year 2007. Restaurant sales declined approximately $3.2 million, due primarily to declines in guest traffic partially offset by higher menu prices and more favorable menu mix. This decline in restaurant sales was offset by an increase of approximately $3.3 million relating to the execution of several new culinary contract services. Same store sales decreased by approximately $3.6 million, or 2.5%.

Cost of Food

Food costs increased approximately $0.4 million, or 2.0%, in the second quarter of fiscal year 2008 compared with the same quarter of fiscal year 2007. Food costs as a percentage of restaurant sales increased 1.0%, to 28.1%, in the second quarter of fiscal year 2008 from 27.1% in the second quarter of fiscal year 2007. Food commodity costs increased in most categories with poultry, seafood, oils and grains having the greatest impact on food costs in the second quarter of fiscal year 2008 compared to second quarter of fiscal year 2007.

Food costs increased approximately $0.3 million, or 0.6%, in the first two quarters of fiscal year 2008 compared with the same two quarters of fiscal year 2007. Food costs as a percentage of sales increased 0.8% to 27.8% in the first two quarters of fiscal year 2008 from 27.0% in the first two quarters of fiscal year 2007. Food commodity costs increased in most categories with poultry, seafood, oils and grains having the greatest impact on food costs in the first two quarters of fiscal year 2008 compared with the first two quarters of fiscal year 2007.

Payroll and Related Costs

Payroll and related costs increased approximately $0.2 million, or 0.8%, in the second quarter of fiscal year 2008 compared with the same quarter of fiscal year 2007, primarily due to higher store management and training costs as we continue to upgrade the quality of our restaurant management teams in order to provide the highest level of service to our guests. Payroll and related costs as a percentage of restaurant sales increased 0.8% to 34.5%, in the second quarter of fiscal year 2008 from 33.7% in the second quarter of fiscal year 2007.

Payroll and related costs decreased approximately $0.7 million, or 1.3%, in the first two quarters of fiscal year 2008 compared with the same two quarters of fiscal year 2007. Payroll and related costs as a percentage of sales increased 0.3% to 34.3% in the first two quarters of fiscal year 2008 from 34.0% in the first two quarters of fiscal year 2007, primarily due to higher store management and training costs, partially offset by lower workers’ compensation expense, including the effects of reduced actuarial estimates of potential losses resulting from favorable claims experience.

Other Operating Expenses

Other operating expenses primarily include restaurant related expenses for utilities, repairs and maintenance, advertising, insurance, supplies, services and occupancy costs. Other operating expenses decreased by approximately $0.7 million, or 4.2%, in the second quarter of fiscal year 2008 compared with the same quarter of fiscal year 2007. As a percentage of restaurant sales, other operating expenses decreased 0.7%. Other operating expenses decreased primarily due to 1) an approximate $1.0 million reduction in marketing and advertising spending as we chose to focus our marketing efforts on specific geographical markets and utilized a mix of lower cost marketing mediums; and 2) an approximate $0.3 million reduction in insurance expense which included the effect of reduced estimates of potential losses from general liability claims. These favorable expense items were offset by higher repairs and maintenance expense of approximately $0.6 million as we increased our efforts to further improve our restaurants appearance to our guests and employees.

Other operating expenses decreased by approximately $1.8 million, or 5.4%, in the first two quarters of fiscal year 2008 compared with the same two quarters of fiscal year 2007. Other operating expenses decreased primarily due to 1) a reduction of approximately $1.2 million in utility costs due to lower contracted rates; and 2) a reduction of approximately $1.5 million in marketing and advertising costs as we chose to focus our marketing efforts on specific geographical markets and utilized a mix of lower cost marketing mediums. This decrease was partially offset by higher repairs and maintenance expense of approximately $0.9 million as we increased our efforts to further improve our restaurants appearance to our guests and employees. As a percentage of sales, other operating expenses decreased 0.8% to 21.9% in the first two quarters of fiscal year 2008 from 22.7% in the first two quarters of fiscal year 2007.

Cost of Culinary Contract Services

Cost of culinary contract services increased by approximately $1.4 million in the second quarter of fiscal year 2008 compared to the same quarter of the prior fiscal year. This increase was related to the food, labor and other operating expenses associated with the increase in revenue for this line of business.

Cost of culinary contract services increased by approximately $2.9 million in the first two quarters of fiscal year 2008 compared to the same two quarters of fiscal year 2007. The increase was related to the food, labor and other operating expenses associated with the increase in revenue for this line of business.

Depreciation and Amortization

Depreciation and amortization expense increased approximately $0.4 million, or 12.2%, in second quarter of fiscal year 2008 compared with the second quarter of fiscal year 2007. The increase was due to depreciation resulting from new restaurant and culinary contract services locations, existing unit upgrades and remodels, replacement of restaurant equipment and technology upgrades.

Deprecation and amortization increased by approximately $0.8 million in the first two quarters of fiscal year 2008 compared to the same two quarters of fiscal year 2007. The increase was due to depreciation resulting from new restaurant and culinary contract services locations, existing unit upgrades and remodels, replacement of restaurant equipment and technology upgrades.

General and Administrative Expenses

General and administrative expenses include all corporate and restaurant support departments including restaurant area leaders that serve our existing operations and provide infrastructure to facilitate our strategic growth plan. Components of this category are salaries and benefits related costs, share-based compensation, professional fees, travel and recruiting expenses, insurance, supplies, and other office expenses. General and administrative expenses increased by approximately $1.9 million, or 38.3%, in the second quarter of fiscal year 2008 when compared to the same quarter of the prior year. As a percentage of total sales, general and administrative expenses increased to 9.5% in the second quarter of fiscal year 2008, from 6.9% in the second quarter of fiscal year 2007. The increase is primarily due to 1) an approximate $0.5 million increase to corporate salary expense related to staffing costs supporting our culinary services initiative to provide services at healthcare facilities and other departments to support our strategic growth plan; and 2) an approximate $1.1 million increase in professional service fees primarily related to costs incurred in the second quarter of fiscal year 2008 relating to the solicitation of proxies in connection with our 2008 annual meeting of shareholders.

General and administrative expenses increased by approximately $2.8 million, or 28.3% for the first two quarters of fiscal year 2008 when compared to the same quarters of the prior fiscal year. The increase is primarily due to 1) an increase of approximately $1.4 million in professional service fees which included the cost relating to the solicitation of proxies in connection with our 2008 annual meeting of shareholders in the second quarter of fiscal year 2008; 2) an increase of approximately $0.9 million related to higher corporate salary and benefits expense which included staffing costs supporting our culinary services initiative to provide services at healthcare facilities as well as staffing to support our strategic growth plan; and 3) other general and administrative costs including recruiting expenses, travel expenses, office supplies, and group insurance costs. As a percentage of total sales, general and administrative expenses increased to 8.8% in the first two quarters of fiscal year 2008, from 6.9% in the first two quarters of fiscal year 2007.

Asset Charges

The provision for asset impairments, net decreased by approximately $0.2 million in the second quarter of fiscal year 2008 compared with the second quarter of fiscal year 2007. There were no impairments reflected in the second quarter of fiscal year 2008.

The provision for asset impairments, net increased by approximately $0.5 million in the first two quarters of fiscal year 2008 compared with the same two quarters of fiscal year 2007. This increase was due to the write-down of selected underperforming units to net realizable value based on an estimate of net sales proceeds, partially offset by a reversal of a previously recognized impairment related to one ground lease unit which is expected to be reopened in fiscal year 2008. This unit was also reclassified in the first quarter of fiscal year 2008 from property held for sale to property and equipment, net.

The net loss (gain) on disposition of property and equipment in the second quarter of fiscal year 2008 reflected a gain of approximately $0.2 million. This gain was primarily the result of the gain on the sale of one restaurant unit offset by the disposal of property and equipment due in part to increased remodel activity. The net loss on disposition of property in the second quarter of fiscal year 2007 of approximately $0.3 million was primarily the result of losses associated with the disposal of property and equipment due in part to increased remodel activity.

The net loss on disposition of property and equipment decreased by approximately $0.4 million in the first two quarters of fiscal year 2008 compared with the first two quarters of fiscal year 2007. This decrease is related to a gain on the sale of one unit offset by the losses associated with the disposal of restaurant equipment due in part to increased remodel activity.

Interest Income

In the second quarter of fiscal year 2008, interest income increased by approximately $0.1 million due to increases in cash and cash equivalents available for investment in interest-bearing instruments, while interest expense decreased by approximately $0.1 million as a result of the term and pricing of the new 2007 Revolving Credit Facility.

Interest income for the first two quarters of fiscal year 2008 increased by approximately $0.3 million due to increases in cash and cash equivalents available for investment in interest-bearing instruments, while interest expense for the first two quarters of fiscal year 2008 decreased by approximately $0.3 million as a result of the term and pricing of the new 2007 Revolving Credit Facility.

Interest Related to Income Taxes

Interest related to income taxes includes the reversal of previously recognized interest expense associated with the settled tax audit contingencies and the interest portion of an income tax refund. The refund and related interest were received subsequent to the end of the second quarter. For the two quarters ended February 13, 2008, interest related to income taxes was $1.3 million. For additional information, see Note 4, “Income Taxes”, to our Consolidated Financial Statements included in Item 1 of Part I of this report.

Other Income, net

Other income, net consisted primarily of the following components: net rental property income and expenses, with respect to property for which we are the landlord; prepaid sales tax discounts earned through the Company’s participation in state tax prepayment programs, and de-recognition of gift certificate liability resulting from the expiration of state statute of limitations on gift certificate amounts.

Other income, net increased slightly in the first two quarters of fiscal year 2008 compared to the first two quarters of fiscal year 2007.

Taxes

The income tax provision for the second quarter of fiscal year 2008 decreased $1.0 million when compared to the second quarter of fiscal year 2007 due to lower pre-tax income recognized for the period.

The income tax provision for the first two quarters of fiscal year 2008 reflects the tax effect of the pre-tax income recognized for the period offset by the income tax benefit reflecting the reversal of tax accruals for contingencies that did not materialize following the completion of tax audits. The income tax provision for the first two quarters of fiscal year 2007 reflects the tax effect of the pre-tax income recognized for the period.

Discontinued Operations

The loss from discontinued operations decreased $0.1 million in the second quarter and the first two quarters of fiscal year 2008 compared with the same periods of fiscal year 2007.

LIQUIDITY AND CAPITAL RESOURCES

Cash and Cash Equivalents and Short-Term Investments

General. Our primary sources of short-term and long-term liquidity are expected to be cash flows from operations and our revolving credit facility.

Our cash requirements consist principally of:

•	capital expenditures for new restaurant construction, restaurant renovations and upgrades of our management information systems; and

•	working capital

Based upon current levels operations and anticipated growth, we expect that cash flows from operations, combined with other financing alternatives in place or available, will be sufficient to meet our capital expenditure and working capital requirements.

As is common in the restaurant industry, we maintain relatively low levels of accounts receivable and inventories, and our vendors grant trade credit for purchases such as food and supplies. We also continually invest in our business through the addition of new units and refurbishment of existing units, which are reflected as long-term assets.

Cash and cash equivalents and short-term investments increased $9.5 million to $35.6 million at February 13, 2008 from $26.1 million at the beginning of the fiscal year. This increase is primarily due to the cash flows provided by operating activities and proceeds from the exercise of stock options partially offset by capital expenditures and annual real estate tax payments. We generally reinvest available cash flows from operations to develop new restaurants or enhance existing restaurants.

The following table summarizes our cash flows from operating, investing and financing activities:

	Two Quarters Ended
	February 13, 2008	February 14, 2007
	(168 days)	(168 days)
	(In thousands)
Total cash provided by (used in):
Operating activities	$10,826	$14,811
Investing activities	(21,549)	(20,569)
Financing activities	11,205	313

Increase (decrease) in cash and cash equivalents	$482	$(5,445)

Operating Activities. In the first two quarters of fiscal year 2008, operating cash flow decreased $4.0 million to $10.8 million compared with the first two quarters of fiscal year 2007, primarily due to a decline in restaurant sales and increased restaurant and general and administrative expenses.

Investing Activities. Cash flows used in investing activities were $21.5 million compared to $20.6 million in first two quarters of fiscal year 2008 compared with the first two quarters of fiscal year 2007, primarily due to increased purchases of property and equipment which includes new restaurant construction in progress.

Capital Expenditures. Our capital expenditure program includes, among other things, investments in new locations, restaurant remodeling, and information technology enhancements. We used cash of $14.8 million for purchases of property and equipment in the first two quarters of fiscal year 2008 compared with $6.6 million in the first two quarters of fiscal year 2007. We expect to spend approximately $35.0 million to $40.0 million on capital expenditures in fiscal year 2008.

Financing Activities. Cash used in financing activities increased $10.9 million to $11.2 million, compared with the first two quarters of fiscal year 2007, due primarily to proceeds from the exercise of stock options.

Status of Cash, Short-Term Investments and Liquidity

At February 13, 2008, Luby’s, Inc. held $17.7 million of auction rate municipal securities, which are short-term investments on our balance sheet. Each of the securities are long term bonds with underlying maturities in years 2019 through 2042 but have short term features intended for the investor’s liquidity. These bonds may be purchased or sold through an auction process in short term intervals of 7, 28 or 35 days, whereby the interest rate on the security is reset. As of March 17, 2008, each of the auction rate municipal bonds held had the highest rating from Moody’s and S&P (AAA). This rating is achieved through insurance policies guaranteeing each of the bonds payment of principal and accrued interest, if it becomes necessary.

Recently, a variety of financial market related credit issues have challenged the liquidity within this investment arena. From February 12, 2008 to March 17, 2008 all of our auction rate municipal securities had sale orders; however, the auctions for each failed. We continue to hold the securities, at par value, and accrue interest at a designated benchmark rate plus a premium. At each of the resets between February 12, 2008 and March 17, 2008, we received all accrued interest due.

We are not certain how long we may be required to hold each security. However, given our current cash position, liquid cash equivalents, cash flow from operations and an available $50 million borrowing capacity under our line of credit, we believe the current and near term illiquidity of the auction rate municipal bonds will not adversely affect management’s ability to achieve its operating goals.

Status of Trade Accounts and Other Receivables, Net

Trade accounts and other receivables, net, increased $1.1 million from August 29, 2007 primarily due to an increase in accounts receivable associated with our culinary contract service business. The Company monitors its receivables aging and records provisions for uncollectability as appropriate. As of February 13, 2008, no provision for collectable amounts was required. Credit terms will vary from 30-45 days based on contract terms.

Working Capital

We had a working capital surplus of $12.6 million as of February 13, 2008, compared to a working capital deficit of $1.9 million as of August 29, 2007. We expect to meet our working capital requirements through cash flows from operations and availability under the 2007 Revolving Credit Facility.

Capital Expenditures

Capital expenditures consist of purchases of real estate for future restaurant sites, new units under construction, purchases of new and replacement restaurant furniture and equipment, and ongoing remodeling programs. Capital expenditures for the second quarter of fiscal year 2008 were approximately $6.9 million, related to maintaining our investment in existing operating units as well as new units. We expect to be able to fund all capital expenditures in fiscal 2008 using cash flows from operations and our available credit. We expect to spend approximately $35.0 million to $40.0 million on capital expenditures in fiscal year 2008.

Stock Purchases

On February 15, 2008, in a privately negotiated block trade, the Company purchased 500,000 shares of common stock at $9.50 per share.

DEBT

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

We pay a quarterly commitment fee based on the unused available balance of the 2007 Revolving Credit Facility, which is also dependent upon our financial performance, ranging from 0.20% to 0.30% per annum. We also pay quarterly fees with respect to any letters of credit issued and outstanding. In addition, we paid the lenders a one-time fee in connection with the closing of the 2007 Revolving Credit Facility.

The 2007 Revolving Credit Facility contains customary covenants and restrictions on our ability to engage in certain activities, including financial performance covenants and limitations on capital expenditures, asset sales and acquisitions and contains customary events of default. As of February 13, 2008, we were in compliance with all covenants.

At February 13, 2008, we had a total of approximately $2.7 million committed under letters of credit, issued under the 2007 Revolving Credit Facility, which have been issued as security for the payment of insurance obligations classified as accrued expenses on the balance sheet. An additional $12.3 million may be issued under letters of credit.

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

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains statements that are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements contained in this Form 10-Q, other than statements of historical facts, are “forward-looking statements” for purposes of these provisions, including any statements regarding:

•	future operating results;

•	future capital expenditures;

•	future debt, including liquidity and the sources and availability of funds related to debt;

•	projections regarding the financial performance of our new prototype restaurant;

•	plans for expansion of our business;

•	scheduled openings of new units;

•	future sales of assets and the gains or losses that may be recognized as a result of any such sale;

•	plans relating to our short-term investments; and

•	continued compliance with the terms of our 2007 Revolving Credit Facility.

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

We are exposed to market risk from changes in interest rates affecting our variable-rate debt. As of February 13, 2008, the total amount of debt subject to interest rate fluctuations outstanding under our 2007 Revolving Credit Facility was zero.

Although we are not currently using interest rate swaps, we have previously used and may in the future use these instruments to manage interest rate risk on a portion of our variable-rate debt.

We are also exposed to risk related to our short-term investments in auction rate municipal securities. Adverse financial effects on the municipalities and the insurance companies insuring the securities could affect our ability to collect the full amount of principal and interest.

Many ingredients in the products sold in our restaurants are commodities, subject to unpredictable price fluctuations. We attempt to minimize price volatility by negotiating fixed price contracts for the supply of key ingredients and in some cases by passing increased commodity costs through to the customer by adjusting menu prices or menu offerings. Our ingredients are available from multiple suppliers so we are not dependent on a single vendor for our ingredients.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of February 13, 2008. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of February 13, 2008, our disclosure controls and procedures were effective in providing reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended February 13, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II—OTHER INFORMATION

Item 1.	Legal Proceedings

There have been no material changes to our legal proceedings as disclosed in “Legal Proceedings” in Item 3 of Part I of our Annual Report on Form 10-K for the fiscal year ended August 29, 2007.

Item 4.	Submission of Matters to a Vote of Security Holders

The Company’s Proxy Statement dated November 29, 2007 for the Annual Meeting of Shareholders held on January 15, 2008, as filed with the Securities and Exchange Commission on November 30, 2007, is incorporated herein by reference.

(a)	The Annual Meeting of Shareholders of the Company was held on January 15, 2008.

(b)	Each of Judith Craven, Arthur Rojas Emerson, Frank Markantonis and Gasper Mir, III, was elected as a director to hold office until the 2011 Annual Meeting of Shareholders or until his or her successor is elected and qualified.

In addition, Jill Griffin, J.S.B. Jenkins, Joe C. McKinney, Christopher J. Pappas, Harris J. Pappas and Jim W. Woliver continue to serve as directors.

(c)	The following matters were voted upon at the Annual Meeting:

Nominees for election as director to hold office until the 2011 Annual Meeting of Shareholders or until his or her successor is elected and qualified.

	Votes For	Votes Against or Withheld
Gasper Mir, III	12,656,898	31,780
Arthur Rojas Emerson	12,659,971	28,707
Judith Craven	12,634,310	54,368
Frank Markantonis	12,473,337	215,341
Stephen Farrar	7,776,573	3,535,678
William J. Fox	10,981,036	331,215
Brian Grube	11,214,189	98,062
Matthew Q. Pannek	10,625,590	686,661

Ratification of appointment of Grant Thornton LLP as independent auditor for the 2008 fiscal year:

Votes For	18,346,304
Votes Against	83,672
Votes Abstained	5,570,952

Non-binding shareholder proposal to declassify the board of directors:

Votes For	14,227,851
Votes Against	9,643,238
Votes Abstained	129,840

Item 6.	Exhibits

3.1	Certificate of Incorporation of Luby’s, Inc. as currently in effect (filed as Exhibit 3(b) to the Company’s Quarterly Report on Form 10-Q for the quarter ended February 28, 1999, and incorporated herein by reference).

3.2	Luby’s, Inc. Amended and Restated Bylaws dated November 17, 2006, as currently in effect (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K dated November 22, 2006, and incorporated herein by reference).

31.1	Rule 13a-14(a)/15d-14(a) certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Rule 13a-14(a)/15d-14(a) certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Section 1350 certification of the Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Section 1350 certification of the Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Denotes management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LUBY’S, INC.
(Registrant)

Date:	March 24, 2008	By:	/s/ Christopher J. Pappas
Christopher J. Pappas
President and Chief Executive Officer

Date:	March 24, 2008	By:	/s/ K. Scott Gray
K. Scott Gray
Senior Vice President and Chief Financial Officer