Form 10-Q
period 2008-05-07
LUBYS INC
filed 2008-06-16
CIK 16099

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 7, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐    No  ☒

As of June 9, 2008, there were 27,929,854 shares of the registrant’s common stock outstanding.

Luby’s, Inc.

Form 10-Q

Quarter Ended May 7, 2008

Additional Information

Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports are available free of charge via hyperlink on our website at www.lubys.com. We make these reports available as soon as reasonably practicable upon filing with the SEC. Information on our website is not incorporated into this report.

Part I - FINANCIAL INFORMATION

Item 1.	Financial Statements

Luby’s, Inc.

Consolidated Balance Sheets

(In thousands, except share data)

	May 7, 2008	August 29, 2007
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$11,728	$17,514
Short-term investments	5,150	8,600
Trade accounts and other receivables, net	1,687	1,657
Food and supply inventories	2,887	2,574
Prepaid expenses	834	1,398
Deferred income taxes	712	624

Total current assets	22,998	32,367
Property and equipment, net	191,377	185,983
Property held for sale	5,411	736
Long-term investments	9,099	—
Other assets	438	548

Total assets	$229,323	$219,634

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$14,926	$12,882
Accrued expenses and other liabilities	17,018	21,400

Total current liabilities	31,944	34,282
Other liabilities	6,504	7,088

Total liabilities	38,448	41,370

Commitments and contingencies
SHAREHOLDERS’ EQUITY
Common stock, $0.32 par value; 100,000,000 shares authorized; Shares issued were 28,429,854 and 27,835, 901, respectively; Shares outstanding were 27,929,854 and 26,159,498, respectively	9,098	8,907
Paid-in capital	19,995	43,514
Retained earnings	166,958	161,447
Accumulated other comprehensive loss	(401)	—
Less cost of treasury stock, 500,000 and 1,676,403 shares, respectively	(4,775)	(35,604)

Total shareholders’ equity	190,875	178,264

Total liabilities and shareholders’ equity	$229,323	$219,634

The accompanying notes are an integral part of these consolidated financial statements.

Luby’s, Inc.

Consolidated Statements of Operations (unaudited)

(In thousands except per share data)

	Quarter Ended		Three Quarters Ended
	May 7, 2008	May 9, 2007	May 7, 2008	May 9, 2007
	(84 days)	(84 days)	(252 days)	(252 days)
SALES:
Restaurant sales	$72,753	$75,836	$215,360	$221,596
Culinary contract services	1,843	363	5,239	489

TOTAL SALES	74,596	76,199	220,599	222,085
COSTS AND EXPENSES:
Cost of food	19,965	20,208	59,560	59,547
Payroll and related costs	25,322	25,396	74,256	74,999
Other operating expenses	17,125	15,921	48,458	49,071
Opening costs	190	—	212	—
Cost of culinary contract services	1,582	395	4,660	561
Depreciation and amortization	4,088	3,698	12,058	10,853
General and administrative expenses	5,711	5,320	18,568	15,344
Provision for (reversal of) asset impairments	—	15	717	205
Net loss on disposition of property and equipment	114	57	209	551

Total costs and expenses	74,097	71,010	218,698	211,131

INCOME FROM OPERATIONS	499	5,189	1,901	10,954
Interest income	231	281	904	693
Interest expense	(58)	(191)	(158)	(582)
Interest related to income taxes	—	—	1,319	—
Other income, net	308	198	720	607

Income before income taxes and discontinued operations	980	5,477	4,686	11,672
Provision (benefit) for income taxes	(27)	1,579	(1,435)	3,789

Income from continuing operations	1,007	3,898	6,121	7,883
Discontinued operations, net of income taxes	(58)	21	(116)	(168)

NET INCOME	$949	$3,919	$6,005	$7,715

Income per share from continuing operations:
Basic	$0.03	$0.15	$0.22	$0.31
Assuming dilution	0.03	0.14	0.21	0.29

Loss per share from discontinued operations:
Basic	$—	$—	$—	$(0.01)
Assuming dilution	—	—	—	(0.01)

Net income per share:
Basic	$0.03	$0.15	$0.22	$0.30
Assuming dilution	0.03	0.14	0.21	0.28

Weighted average shares outstanding:
Basic	27,925	26,132	27,739	26,104
Assuming dilution	28,042	27,173	28,074	27,171

The accompanying notes are an integral part of these consolidated financial statements.

Luby’s, Inc.

Consolidated Statements of Comprehensive Income (unaudited)

(In thousands)

	Quarter Ended		Three Quarters Ended
	May 7, 2008	May 9, 2007	May 7, 2008	May 9, 2007
	(84 days)	(84 days)	(252 days)	(252 days)
Net income	$949	$3,919	$6,005	$7,715
Net unrealized loss on securities	(401)	—	(401)	—

Comprehensive income	$548	$3,919	$5,604	$7,715

Luby’s, Inc.

Consolidated Statement of Shareholders’ Equity (unaudited)

(In thousands)

	Common Stock				Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
	Issued		Treasury
	Shares	Amount	Shares	Amount
BALANCE AT AUGUST 29, 2007	27,836	$8,907	(1,676)	$(35,604)	$43,514	$161,447		$178,264
Cumulative effect of adoption of FASB Interpretation No. 48	—	—	—	—	—	(494)		(494)
Net income	—	—	—	—	—	6,005		6,005
Other comprehensive loss	—	—	—	—	—	—	(401)	(401)
Common stock issued under nonemployee director benefit plans	18	6	—	—	163	—		169
Common stock issued under employee benefit plans	576	185	1,676	35,604	(24,546)	—		11,243
Share-based compensation expense	—	—	—	—	864	—		864
Purchase of treasury stock	—	—	(500)	(4,775)	—	—		(4,775)

BALANCE AT MAY 7, 2008	28,430	$9,098	(500)	$(4,775)	$19,995	$166,958	$(401)	$190,875

The accompanying notes are an integral part of these consolidated financial statements.

Luby’s, Inc.

Consolidated Statements of Cash Flows (unaudited)

(In thousands)

	Three Quarters Ended
	May 7, 2008	May 9, 2007
	(252 days)	(252 days)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$6,005	$7,715
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for (reversal of) asset impairments, net of gains and losses on property sales	926	648
Depreciation and amortization	12,058	10,853
Amortization of debt issuance cost	61	322
Non-cash compensation expense	169	165
Share-based compensation expense	864	664
Interest related to income taxes	(1,319)	—
Deferred tax provision	1,400	3,240

Cash provided by operating activities before changes in operating assets and liabilities	20,164	23,607
Changes in operating assets and liabilities:
Decrease in trade accounts and other receivables	162	1,101
Increase in food and supply inventories	(313)	(100)
(Increase) decrease in prepaid expenses and other assets	613	(351)
Increase (decrease) in accounts payable, accrued expenses and other liabilities	(3,833)	687

Net cash provided by operating activities	16,793	24,944

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from redemption or maturity of short-term investments	19,600	9,500
Purchases of short-term investments	(25,650)	(31,877)
Proceeds from disposal of assets	2,353	1,743
Purchases of property and equipment	(25,350)	(11,388)

Net cash used in investing activities	(29,047)	(32,022)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds received on exercise of stock options	11,243	530
Purchase of treasury stock	(4,775)	—

Net cash provided by financing activities	6,468	530

Net decrease in cash and cash equivalents	(5,786)	(6,548)
Cash and cash equivalents at beginning of period	17,514	9,715

Cash and cash equivalents at end of period	$11,728	$3,167

Cash paid for:
Income taxes	$1,602	$229
Interest	87	113

The accompanying notes are an integral part of these consolidated financial statements.

Luby’s, Inc.

Notes to Consolidated Financial Statements (unaudited)

May 7, 2008

Note 1. Basis of Presentation

The accompanying unaudited consolidated financial statements of Luby’s, Inc. (the “Company” or “Luby’s”) have been prepared in accordance with U.S. Generally Accepted Accounting Principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements as they are prepared for the Company’s Annual Report on Form 10-K. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the period ended May 7, 2008 are not necessarily indicative of the results that may be expected for the fiscal year ending August 27, 2008.

The consolidated balance sheet dated August 29, 2007, included in this Form 10-Q, has been derived from the audited consolidated financial statements at that date. However, this Form 10-Q does not include all of the information and footnotes required by GAAP for an annual filing of complete financial statements. Therefore, these financial statements should be read in conjunction with the consolidated financial statements and footnotes included in the Company’s Annual Report on Form 10-K for the fiscal year ended August 29, 2007.

Certain accounts and prior period results have been reclassified to provide more meaningful comparability to the Company’s current presentation. Culinary contract service revenue and operating expenses have been presented on a gross basis for fiscal years 2008 and 2007.

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

Note 3. Investments

Short-term Investments

Short-term investments include securities of two types: (1) securities held-to-maturity are reported at amortized cost and (2) available-for-sale securities reported at fair value with unrealized gains and losses excluded from earnings and reported in shareholders’ equity. The fair value of the available-for-sale securities equaled their acquisition cost. No unrealized gains or losses were recognized on these investments during the quarters ended May 7, 2008 and May 9, 2007. As of August 29, 2007, the Company held $2.0 million in held-to-maturity securities and $6.6 million in available-for-sale securities. As of May 7, 2008, the Company held $5.2 million in available-for-sale securities that were subsequently sold at par value plus accrued interest.

Long-term Investments

As of May 7, 2008, the Company held $9.5 million, par value ($9.1 million, fair value) in auction rate municipal bonds as long-term investments. The adjustment to fair value is unrealized and was recorded in the third quarter of fiscal year 2008 based on the auction rate market’s continued illiquidity and a valuation of the securities. The unrealized $0.4 million loss is recorded in the Company’s balance sheet as accumulated other comprehensive loss within shareholders’ equity.

The auction rate municipal securities are long-term debt obligations that are secured by certain revenue streams (airport, sewer, hospital, etc.). These auction rate securities are rated AAA, which takes into account credit support through insurance policies guaranteeing each of the bonds payment of principal and accrued interest, as scheduled, if the issuer is unable to service the debt. Interest income on these securities will continue to accrue at a designated benchmark rate plus a premium. At each of the resets between February 12, 2008 and May 7, 2008, the Company received all accrued interest due.

From February 12, 2008, to May 7, 2008, all of the Company’s auction rate municipal securities had sale orders; however, all but one of the auctions failed. During the third fiscal quarter, the Company successfully sold one of the bonds at its par value of $3.0 million plus accrued interest.

These municipal bonds have underlying maturity dates ranging from June 1, 2019 through February 1, 2042 and taxable equivalent yield rates ranging from 5.65% to 10.60%. Historically, the auction process allowed investors to obtain immediate liquidity by selling the securities at their face amounts. Liquidity for these securities was historically provided by entering sales orders through a Dutch-auction process that resets interest rates on these investments every 7, 28 or 35 days. However, as has been recently reported in the financial press, the current disruptions in the credit markets have adversely affected the auction market for these types of securities.

The Company intends to hold the investments until liquidity returns to the auction rate securities market or the bonds are called or refunded by the issuer. The Company has recorded these available-for-sale securities as long-term investments and recorded an unrealized loss on securities in other comprehensive loss because auctions have predominantly failed during the quarter as a result of the auction rate market’s continued illiquidity.

Other comprehensive income includes unrealized losses on investments that are not included in net income, but rather are recorded directly in shareholders’ equity. The Company had a $0.4 million unrealized loss on its auction rate securities as of May 7, 2008. Because the Company has the ability and intent to hold these investments until a recovery of fair value, which may be maturity, the Company does not consider the investment to be other-than-temporarily impaired at May 7, 2008.

The impairment of the auction rate securities creates a deferred income tax asset of approximately $140,000 that is fully reduced by a valuation allowance. The valuation allowance is necessary because the Company does not have other capital gains to offset in order to realize the tax benefit of the impairment. The deferred tax asset and corresponding valuation allowance are included in shareholders’ equity. Subsequent release of this valuation allowance will not have an effect on our consolidated statement of operations.

Note 4. Income Taxes

For the three quarters ended May 7, 2008, including both continuing and discontinued operations, the Company generated gross taxable income of approximately $9.6 million. Cash payments for estimated income taxes of $1.6 million were made during the first three quarters of fiscal year 2008.

The net income tax benefit for the first three quarters of fiscal year 2008 includes a reversal of tax accruals in the first quarter for contingencies that did not materialize following the completion of tax audits. Also included is an income tax refund received from the IRS in the second quarter fiscal year 2008 resulting from the conclusion of a tax audit. Additionally, the net benefit reflects the reversal of unrealized deferred tax assets related to stock options and restricted stock. The net benefit was increased in the third quarter for additional credits and deductions included on the Company’s federal income tax return filed shortly after the end of the quarter. The total nonrecurring benefit credited to income tax expense through the third quarter of fiscal year 2008 is approximately $3.1 million.

Effective August 30, 2007, the Company adopted the provisions of FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes.” In connection with the adoption of FIN 48, the Company recognized an increase of approximately $0.5 million to the Company’s tax reserves for uncertain positions, which was accounted for as a reduction to retained earnings on August 30, 2007. We anticipate that it is reasonably possible that the amount of unrecognized tax benefits with respect to our uncertain tax positions could increase or decrease during the twelve months following adoption. There were no material changes in unrecognized benefits for the period ended May 7, 2008. However, based on our tax return filing activity that will occur in the fourth quarter, we expect to have a reduction in the unrecognized tax benefits but have not yet quantified the total amount of the reduction.

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

In the first quarter of fiscal year 2008, as a result of the JCT’s review taking no exception to the conclusions presented in the Company’s appeal, the Company derecognized, or, in other words, reversed the contingent tax liability previously reported in current accrued expenses and other liabilities. The accrued interest portion of this liability was recorded as interest related to income taxes, with the non-interest portion of the liability recorded as an income tax benefit in the accompanying statement of operations. In addition, the Company’s appeal provided for an income tax refund, which the Company recorded as an income tax benefit, with the interest receivable portion recorded as interest related to income taxes in the accompanying statement of operations. Interest related to income taxes presented as a separate line in the accompanying statement of operations of $1.9 million included $1.1 million in reversal of accrued interest previously accrued for the contingent tax liability, and $0.8 million for the interest related to the income tax refund. Provision (benefit) for income taxes included $2.8 million recognized for the net benefit for income taxes related to $3.4 million for the reversal of the non-interest portion of the contingent tax liability, and $0.9 million for the income tax refund, offset by unrealized deferred tax assets of $1.5 million related to stock options and restricted stock.

The Company operates in five states and is subject to state and local income taxes in addition to federal income taxes. The Company is not currently under review by any state agency for any open period. The results of the conclusion of the most recent IRS audit must be communicated to the states in which the Company operates, but the Company does not expect such results to have a negative impact on any tax position it has filed in those states.

Management believes that adequate provisions for income taxes have been reflected in the financial statements and is not aware of any significant exposure items that have not been reflected in the financial statements. Amounts considered probable of settlement within one year have been included in the accrued expenses and other liabilities in the accompanying consolidated balance sheet.

Note 5. Property and Equipment

The cost and accumulated depreciation of property and equipment at May 7, 2008 and August 29, 2007, together with the related estimated useful lives used in computing depreciation and amortization, were as follows:

	May 7, 2008	August 29, 2007	Estimated Useful Lives
	(In thousands)
Land	$52,569	$52,829	—
Restaurant equipment and furnishings	115,680	109,674	3 to 15 years
Buildings	180,016	180,990	20 to 33 years
Leasehold and leasehold improvements	18,559	17,730	Lesser of lease term or estimated useful life
Office furniture and equipment, computer hardware and software	5,769	4,956	3 to 10 years
Construction in progress	3,028	752	—

	375,621	366,931
Less accumulated depreciation and amortization	(184,244)	(180,948)

Property and equipment, net	$191,377	$185,983

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

During the second quarter of fiscal year 2008, the Company closed six underperforming restaurants. An impairment charge of $1.2 million was recorded in the first quarter of fiscal year 2008 in anticipation of the closings based on an estimate of net sales proceeds. One of the six restaurant properties was closed and immediately sold. Four of the restaurant properties are still owned by the Company and are now being actively marketed for sale. The sixth restaurant is a mall location with a lease obligation which continues until January 31, 2010. The Company plans to attempt to accelerate the lease expiration or find another tenant to take over the obligation. After the restaurants were closed, the related assets of the four owned restaurants were reclassified from property and equipment to property held for sale.

Property Held for Sale

As of May 7, 2008, the Company had five owned properties and two ground leases recorded at $5.4 million in property held for sale. The Company is actively marketing the locations currently classified as property held for sale. At August 29, 2007, the Company had one owned property and three ground leases recorded at $0.7 million in property held for sale.

In the first quarter of fiscal year 2008, one of the ground lease properties was reclassified from property held for sale to property and equipment. Management has plans to reopen the location as an operating restaurant utilizing our new prototype design.

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

Under the terms of the Master Sales Agreement, the Pappas entities may provide specialized (customized) equipment fabrication and basic equipment maintenance, including stainless steel stoves, shelving, rolling carts, and chef tables. The total costs under the Master Sales Agreement of custom-fabricated and refurbished equipment in the first three quarters of each of fiscal years 2008 and 2007 were $0.4 million and zero, respectively. Services provided under this agreement are subject to review and approval by the Finance and Audit Committee.

Operating Leases

The Company leases property from the Pappas entities, currently on a month-to-month basis. The Company anticipates the termination of this lease by August 31, 2008. The leased property, referred to as the Houston Service Center, is used to accommodate the Company’s in-house repair and fabrication center. The Company paid $54,000 in the three quarters of each fiscal year 2008 and 2007, pursuant to the terms of this lease.

The Company previously leased approximately 27,000 square feet of additional warehouse space from the Pappas entities to complement the Houston Service Center, at a monthly rate of approximately $0.21 per square foot. The Company paid $27,800 and $44,000 in the first three quarters of each of fiscal year 2008 and 2007, respectively, pursuant to the terms of this lease. On February 29, 2008, the Company terminated this lease with the Pappas entities.

In the third quarter of fiscal year 2004, Messrs. Pappas became partners in a limited partnership which purchased a retail strip center in Houston, Texas. Messrs. Pappas collectively own a 50% limited partnership interest and a 50% general partnership interest in the limited partnership. A third party company manages the center. One of the Company’s restaurants has rented approximately 7% of the space in that center since July 1969. No changes were made to the Company’s lease terms as a result of the transfer of ownership of the center to the new partnership. The Company made payments of $178,100 and $177,000 in the first three quarters of each fiscal year 2008 and 2007, respectively, under the lease agreement which currently includes an annual base rate of $14.64 per square foot.

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

Affiliated rents paid for the Houston Service Center, the separate storage facility and the Houston property leases combined represented 7.6% and 8.5% of total rents for continuing operations for the third quarter of each of fiscal years 2008 and 2007, respectively.

	Three Quarters Ended
	May 7, 2008	May 9, 2007
	(252 days)	(252 days)
	(In thousands, except percentages)
AFFILIATED COSTS INCURRED:
General and administrative expenses – professional and other costs	$114	$—
Capital expenditures – custom-fabricated and refurbished equipment and furnishings	405	—
Other operating expenses, including property leases	286	294

Total	$805	$294

RELATIVE TOTAL COMPANY COSTS:
General and administrative expenses	$18,568	$15,344
Capital expenditures	25,350	11,388
Other operating expenses	48,458	49,071

Total	$92,376	$75,803

AFFILIATED COSTS INCURRED AS A PERCENTAGE OF RELATIVE TOTAL COMPANY COSTS
Fiscal year to date	0.87%	0.39%

Board of Directors

Pursuant to the terms of a separate Purchase Agreement dated March 9, 2001, entered into by and among the Company, Christopher J. Pappas and Harris J. Pappas, the Company agreed to submit three persons designated by Christopher J. Pappas and Harris J. Pappas as nominees for election at the 2002 Annual Meeting of Shareholders. Messrs. Pappas designated themselves and Frank Markantonis as their nominees for directors, all of whom were subsequently elected. Christopher J. Pappas and Harris J. Pappas are brothers and Frank Markantonis is an attorney whose principal client is Pappas Restaurants, Inc., an entity owned by Christopher J. Pappas and Harris J. Pappas.

As amended in June 2004, the Purchase Agreement allows Messrs. Pappas to continue to nominate persons for election to the board, which, if such nominees are elected, would result in Messrs. Pappas having nominated three of the then-serving directors of the Company. Messrs. Pappas retain their right for so long as they both are executive officers of the Company.

Christopher J. Pappas is an advisory member of the Board of Directors of Amegy Bank, National Association, which is a lender and syndication agent under the Company’s 2007 Revolving Credit Facility. In addition, the Company had short-term investments of $2.0 million and zero with Amegy Bank at August 29, 2007 and May 7, 2008, respectively.

Key Management Personnel

In November 2005, Christopher and Harris Pappas entered into new employment agreements that were subsequently amended in October 2007 to extend the termination date thereof to August 2009. Both continue to devote their primary time and business efforts to Luby’s while maintaining their roles at Pappas Restaurants, Inc.

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

Paulette Gerukos, Vice President of Human Resources of the Company, is the sister-in-law of Harris J. Pappas, the Chief Operating Officer.

Note 9. Share-Based Compensation

Stock Options

The Company has an Executive Stock Option Plan as well as Incentive Stock Plans for officers and employees together (“Employee Stock Plans”) and a Non-employee Director Stock Option Plan for non-employee directors. These plans authorize the granting of stock options, restricted stock and other types of awards consistent with the purpose of the plans. All options granted pursuant to the Executive Stock Option Plan have been either exercised or cancelled and the Company does not plan to grant any new options under this plan. The number of shares authorized for issuance under the Company’s plans as of May 7, 2008 totals approximately 2.9 million, of which approximately 1.7 million shares are available for future issuance. Stock options granted under the Incentive Stock Plans and the Non-employee Director Stock Option Plan have an exercise price equal to the market price of the Company’s common stock at the date of grant.

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

A summary of the Company’s stock option activity for the three quarters ended May 7, 2008 is presented in the following table:

	Shares Under Fixed Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
			(Years)	(In thousands)
Outstanding at August 29, 2007	2,917,477	$6.25	3.76	$14,756
Granted	87,095	11.10
Exercised	(2,252,100)	4.99
Forfeited or Expired	(41,836)	9.08

Outstanding at May 7, 2008	710,636	10.64	4.08	149

Exercisable at May 7, 2008	294,751	$10.07	3.62	$149

Restricted Stock

Restricted stock grants consist of the Company’s common stock and generally vest after three years, with the exception of some grants under the Nonemployee Director Stock Option Plan, which vest when granted due to the fact that they are granted in lieu of a cash payment. All restricted stock grants are cliff-vested. Restricted stock awards are valued at the average market price of the Company’s common stock at the date of grant.

A summary of the Company’s restricted stock activity for the three quarters ended May 7, 2008 is presented in the following table:

	Restricted Stock Units	Fair Value	Weighted-Average Remaining Contractual Term	Weighted-Average Grant Date
		(Per share)	(Years)
Unvested at August 29, 2007	40,468	$11.05	1.64	6/14/06
Granted	81,674	9.48	2.08	1/11/08
Vested	(18,256)	9.22	—	1/14/08
Forfeited	(8,696)	11.10	1.74	2/1/07

Unvested at May 7, 2008	95,190	$10.04	2.10	6/11/07

Note 10. Earnings Per Share

Basic net income per share is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding for the reporting period. Diluted net income per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. For the calculation of diluted net income per share, the basic weighted average number of shares is increased by the dilutive effect of restricted stock, phantom stock, and stock options determined using the treasury stock method. Stock options with exercise prices exceeding current market prices that were excluded from the computation of net income per share amounted to approximately 627,000 shares and 246,000 shares for the quarters ended May 7, 2008 and May 9, 2007, respectively.

The components of basic and diluted net income per share are as follows:

	Quarter Ended		Three Quarters Ended
	May 7, 2008	May 9, 2007	May 7, 2008	May 9, 2007
	(84 days)	(84 days)	(252 days)	(252 days)
	(In thousands except share data)
Numerator:
Income from continuing operations	$1,007	$3,898	$6,121	$7,883

Net income	$949	$3,919	$6,005	$7,715

Denominator:
Denominator for basic earnings per share – weighted-average shares	27,925	26,132	27,739	26,104
Effect of potentially dilutive securities:
Employee and non-employee stock options	—	971	235	1,001
Phantom stock	30	30	30	30
Restricted stock	87	40	70	36

Denominator for earnings per share assuming dilution	28,042	27,173	28,074	27,171

Income per share from continuing operations:
Basic	$0.03	$0.15	$0.22	$0.31
Assuming dilution	$0.03	$0.14	$0.21	$0.29

Net income per share:
Basic	$0.03	$0.15	$0.22	$0.30
Assuming dilution	$0.03	$0.14	$0.21	$0.28

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

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS 161”). SFAS 161 requires entities to provide enhanced disclosures about derivative instruments and hedging activities. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The Company does not currently have any derivative instruments or hedging activities.

Note 12. Subsequent Event

Subsequent to May 7, 2008, the Company sold a portion of its auction rate securities at their par value of $5.2 million plus accrued interest. For more information regarding the auction rate securities held by the Company, see Note 3, “Investments.”

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s discussion and analysis of financial condition and results of operations should be read in conjunction with the consolidated financial statements and footnotes for the period ended May 7, 2008 included in Item 1 of Part I of this Quarterly Report on Form 10-Q, and the audited financial statements included in our Annual Report on Form 10-K for the fiscal year ended August 29, 2007.

Overview

As of May 7, 2008, we operated 123 restaurants located throughout Texas and four other states, as set forth in the table below. These establishments are located in close proximity to retail centers, business developments and residential areas. Of the 123 restaurants, 89 are located on property that we own and 34 are on leased premises.

Texas:
Houston Metro	40
Dallas/Fort Worth Metro	21
San Antonio Metro	15
Rio Grande Valley	11
Austin	7
Other Texas Markets	23
Other States	6

Total	123

Our financial results during the third quarter of fiscal year 2008 were negatively impacted by the challenging restaurant operating environment. Over the past five quarters we have experienced a same-store sales decline on average of 2.6%; this decline follows a period of twelve consecutive quarters when we averaged an increase of 4.6% per quarter. Our sales continued to be negatively impacted by softer consumer demand, which has been adversely affected by higher gasoline prices and higher commodity costs for consumers during the quarter.

We remain committed to our strategic growth plan to build new Luby’s cafeteria-style restaurants utilizing the prototype design we introduced in August of 2007, to expand our brand to healthcare and other institutional facilities through the growth of our culinary contract services business and to continue to invest in our restaurants through operational initiatives and facilities upgrades to improve our guests’ dining experience.

During the third quarter, we opened one new restaurant in Port Arthur, Texas and continued construction on a unit we are re-locating in Houston, as well as a new unit being constructed in North Houston.

In the third quarter of fiscal year 2008, we spent $10.6 million on capital expenditures including $2.4 million to upgrade our restaurant facilities, including dining room updates, restroom remodels and the addition of new furniture in many of our restaurants. We remain committed to our operational procedures, policies and initiatives designed to strengthen and grow our business. These programs are focused on customer service, menu innovation, food quality assurance, technological enhancements and staff training and development. The long-term consistent execution of these programs is designed to enhance overall customer satisfaction and increase profitability.

Same-store restaurant sales declined 3.3% for the third quarter of fiscal year 2008 compared to the third quarter last year. The negative trend in consumer spending continued in the third quarter of fiscal year 2008 causing reduced unit traffic, and was partially offset by higher menu prices and menu mix. Although we continue to experience positive or improving sales trends in certain of our major market locations resulting from higher prices and improved store level execution, sales at many of our locations continue to be challenged.

Third quarter fiscal 2008 expenses were negatively impacted by higher repairs and maintenance expenses, higher utility costs, and higher depreciation expenses.

Administrative expenses also increased as we continued adding team members to support future growth. We have recently added key positions in our development, recruiting, training and culinary departments.

Our culinary business, where we provide food service at healthcare facilities, continued to grow in the third quarter of fiscal year 2008 compared to the same period in fiscal year 2007. Currently, we provide health care services at nine facilities. We view our culinary business as an area of growth for our brand as we continue to identify and cultivate new opportunities in the healthcare sector.

Our new prototype restaurants continue to perform well and remain on pace in their first year to generate annual revenue in excess of $3.25 million, an increase of 30.0%, compared to the restaurant system average revenue of $2.5 million.

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

RESULTS OF OPERATIONS

For the Third Quarter and Year-to-Date Fiscal 2008 versus the Third Quarter and Year-to-Date Fiscal 2007

Sales

Total sales decreased approximately $1.6 million, or 2.1%, in the third quarter of fiscal year 2008 compared to the third quarter of fiscal year 2007. Restaurant sales declined approximately $3.1 million, due primarily to declines in guest traffic partially offset by higher menu prices and more favorable menu mix. This decline in restaurant sales was offset by an increase of $1.5 million relating to the execution of several new culinary service contracts. Same store sales (which includes 121 stores) decreased by approximately $2.4 million, or 3.3%.

Total sales decreased approximately $1.5 million, or 0.7%, in the first three quarters of fiscal year 2008 compared with the same three quarters of fiscal year 2007. Restaurant sales declined approximately $6.2 million, due primarily to declines in guest traffic partially offset by higher menu prices and more favorable menu mix. This decline in restaurant sales was offset by an increase of approximately $4.8 million relating to the execution of several new culinary service contracts. Same store sales decreased by approximately $6.0 million, or 2.8%.

Cost of Food

Food costs decreased approximately $0.2 million, or 1.2%, in the third quarter of fiscal year 2008 compared with the same quarter of fiscal year 2007. Food costs as a percentage of restaurant sales increased 0.8%, to 27.4%, in the third quarter of fiscal year 2008 from 26.6% in the third quarter of fiscal year 2007. Food commodity costs increased in most categories with oils and cheese having the greatest impact on food costs, partially offset by lower produce prices in the third quarter of fiscal year 2008 compared to third quarter of fiscal year 2007.

Food costs were relatively flat in the first three quarters of fiscal 2008 compared with the same three quarters of fiscal 2007. Food costs as a percentage of sales increased 0.8% to 27.7% in the first three quarters of fiscal year 2008 from 26.9% in the first three quarters of fiscal year 2007. Food commodity costs increased as a percentage of restaurant sales in most categories with poultry, seafood, oils and grains having the greatest impact on food costs in the first three quarters of fiscal year 2008 compared with the first three quarters of fiscal year 2007.

Payroll and Related Costs

Payroll and related costs decreased $0.1 million in the third quarter of fiscal year 2008 compared with the same quarter of fiscal year 2007. Payroll and related costs as a percentage of restaurant sales increased 1.3% to 34. 8%, in the third quarter of fiscal year 2008 from 33.5% in the third quarter of fiscal year 2007, primarily due to the lower sales level.

Payroll and related costs decreased approximately $0.7 million, or 1.0%, in the first three quarters of fiscal year 2008 compared with the same three quarters of fiscal year 2007. Payroll and related costs as a percentage of sales increased 0.7% to 34.5% in the first three quarters of fiscal year 2008 from 33.8% in the first three quarters of fiscal year 2007, primarily due to higher store management and training costs, partially offset by lower workers’ compensation expense, including the effects of reduced actuarial estimates of potential losses resulting from favorable claims experience.

Other Operating Expenses

Other operating expenses primarily include restaurant related expenses for utilities, repairs and maintenance, advertising, insurance, supplies, services and occupancy costs. Other operating expenses increased by approximately $1.2 million, or 7.6%, in the third quarter of fiscal year 2008 compared with the same quarter of fiscal year 2007. As a percentage of restaurant sales, other operating expenses increased to 23.5% in the third quarter fiscal year 2008 from 21.0% in the same quarter last year. Other operating expenses increased primarily due to 1) an approximate $0.6 million increase in repairs and maintenance expenses as we focused efforts on improving the appearance and functionality of our cafeterias for our guests and employees; and 2) an approximate $0.8 million increase in utility expense resulting from higher utility rates.

Other operating expenses decreased by approximately $0.6 million, or 1.2%, in the first three quarters of fiscal year 2008 compared with the same three quarters of fiscal year 2007. Other operating expenses decreased primarily due to 1) a reduction of approximately $0.4 million in utility costs due to lower contracted rates; and 2) a reduction of approximately $2.1 million in marketing and advertising costs as we chose to focus our marketing efforts on specific geographical markets and utilized a mix of lower cost marketing mediums. This decrease was partially offset by higher repairs and maintenance expense of approximately $1.6 million as we increased our efforts to further improve the appearance and functionality of our restaurants. As a percentage of sales, other operating expenses increased 0.4% to 22.5% in the first three quarters of fiscal year 2008 from 22.1% in the first three quarters of fiscal year 2007.

Opening Costs

Opening costs were approximately $0.2 million in the third quarter of fiscal year 2008. These costs reflect the labor, supplies, occupancy, and other costs necessary to support the unit through its opening period.

Cost of Culinary Contract Services

Cost of culinary contract services increased by approximately $1.2 million in the third quarter of fiscal year 2008 compared to the same quarter of the prior fiscal year. This increase was related to the food, labor and other operating expenses associated with the increase in revenue for this line of business.

Cost of culinary contract services increased by approximately $4.1 million in the first three quarters of fiscal year 2008 compared to the same three quarters of fiscal year 2007. The increase was related to the food, labor and other operating expenses associated with the increase in revenue for this line of business.

Depreciation and Amortization

Depreciation and amortization expense increased approximately $0.4 million, or 10.6%, in third quarter of fiscal year 2008 compared with the third quarter of fiscal year 2007. The increase was due to higher depreciation resulting from new restaurant openings and existing unit upgrades and remodels.

Depreciation and amortization increased by approximately $1.2 million in the first three quarters of fiscal year 2008 compared to the same three quarters of fiscal year 2007. The increase was due to depreciation resulting from new restaurant and culinary contract services locations, existing unit upgrades and remodels, replacement of restaurant equipment and technology upgrades.

General and Administrative Expenses

General and administrative expenses include corporate salaries and benefits related costs, including restaurant area leaders, share-based compensation, professional fees, travel and recruiting expenses and other office expenses. General and administrative expenses increased by approximately $0.4 million, or 7.3%, in the third quarter of fiscal year 2008 compared to the same quarter last year. As a percentage of total sales, general and administrative expenses increased to 7.7% in the third quarter of fiscal year 2008, from 7.0% last year. The increase was primarily due to an approximate $0.4 million increase in corporate salary expense related to staffing costs to support the culinary contract services business and other departments to support our strategic growth plan.

General and administrative expenses increased by approximately $3.2 million, or 21.0%, for the first three quarters of fiscal year 2008 compared with the same quarters of the prior fiscal year. The increase is primarily due to 1) an increase of approximately $1.3 million in professional service fees, which included the cost relating to the solicitation of proxies in connection with our 2008 annual meeting of shareholders in the second quarter of fiscal year 2008; 2) an increase of approximately $1.2 million related to higher corporate salary and benefits expense, which included staffing costs supporting our culinary services initiative to provide services at healthcare facilities as well as staffing to support our strategic growth plan; and 3) other general and administrative costs, including recruiting expenses, travel expenses, office supplies, and group insurance costs. As a percentage of total sales, general and administrative expenses increased to 8.4% in the first three quarters of fiscal year 2008, from 6.9% in the first three quarters of fiscal year 2007.

Asset Charges

There were no impairments reflected in the third quarter of fiscal year 2008. The provision for asset impairments, net, decreased by approximately $15,000 in the third quarter of fiscal year 2008 compared with the third quarter of fiscal year 2007.

The provision for (reversal of) asset impairments increased by approximately $0.5 million in the first three quarters of fiscal year 2008 compared with the same three quarters of fiscal year 2007. This increase was due to the write-down of selected underperforming units to net realizable value based on an estimate of net sales proceeds, partially offset by a reversal of a previously recognized impairment related to one ground lease unit which is expected to be reopened in fiscal year 2008. This unit was also reclassified in the first quarter of fiscal year 2008 from property held for sale to property and equipment, net.

The net loss on disposition of property and equipment in the third quarter of fiscal year 2008 increased approximately $57,000. The loss is related to replacement of nonrepairable assets and replacement of capitalized costs as part of our ongoing remodel activity.

The net loss on disposition of property and equipment decreased by approximately $0.3 million in the first three quarters of fiscal year 2008 compared with the first three quarters of fiscal year 2007. This decrease is primarily related to a gain on the sale of one unit offset by the losses associated with the disposal of restaurant equipment due in part to increased remodel activity.

Interest Income

In the third quarter of fiscal year 2008, interest income decreased by approximately $50,000 due to lower prevailing interest rates in money markets; while interest expense decreased by approximately $0.1 million as a result of the term of our 2007 Revolving Credit Facility.

Interest income for the first three quarters of fiscal year 2008 increased by approximately $0.2 million due to increases in cash and cash equivalents available for investment in interest-bearing instruments, while interest expense for the first three quarters of fiscal year 2008 decreased by approximately $0.4 million as a result of the term of our 2007 Revolving Credit Facility.

Interest Related to Income Taxes

Interest related to income taxes includes the reversal of previously recognized interest expense associated with the settled tax audit contingencies and the interest portion of an income tax refund. The refund and related interest were received subsequent to the end of the second quarter. For the three quarters ended May 7, 2008, interest related to income taxes was $1.3 million. For additional information, see Note 4, “Income Taxes”, to our Consolidated Financial Statements included in Item 1 of Part I of this report.

Other Income, net

Other income, net, consisted primarily of the following components: net rental property income and expenses, with respect to property for which we are the landlord; prepaid sales tax discounts earned through our participation in state tax prepayment programs, and de-recognition of gift certificate liability resulting from the expiration of state statute of limitations on gift certificate amounts.

Other income, net, increased approximately $0.1 million in the first three quarters of fiscal year 2008 compared to the first three quarters of fiscal year 2007.

Taxes

The income tax provision for the third quarter of fiscal year 2008 decreased $1.6 million compared with the third quarter of fiscal year 2007 due to 1) lower pre-tax income recognized for the period and 2) larger-than-expected employment-related tax credits available to us.

The income tax provision for the first three quarters of fiscal year 2008 reflects the tax effect of the pre-tax income recognized for the period offset by the income tax benefit reflecting the reversal of tax accruals for contingencies that did not materialize following the completion of tax audits. The fiscal year 2008 provision also reflects the benefit of the difference between estimated and actual tax credits on our federal income tax return filed shortly after the end of the third quarter. The income tax provision for the first three quarters of fiscal year 2007 reflects the tax effect of the pre-tax income recognized for the period.

Discontinued Operations

The loss from discontinued operations decreased $79,000 and $52,000 in the third quarter and the first three quarters of fiscal year 2008, respectively, compared with the same periods of fiscal year 2007.

LIQUIDITY AND CAPITAL RESOURCES

Cash and Cash Equivalents and Short-Term Investments

General. Our primary sources of short-term and long-term liquidity are expected to be cash flows from operations and our revolving credit facility.

Our cash requirements consist principally of:

•	capital expenditures for new restaurant construction, restaurant renovations and upgrades of our management information systems; and

•	working capital.

Based upon current levels of operations and anticipated growth, we expect that cash flows from operations, combined with other financing alternatives in place or available, will be sufficient to meet our capital expenditures and working capital requirements.

As is common in the restaurant industry, we maintain relatively low levels of accounts receivable and inventories, and our vendors grant trade credit for purchases such as food and supplies. We also continually invest in our business through the addition of new units and refurbishment of existing units, which are reflected as long-term assets.

Cash and cash equivalents and short-term investments decreased $9.2 million to $16.9 million at May 7, 2008 from $26.1 million at the beginning of the fiscal year. This decrease is primarily due to the change in classification of $9.1 million fair value of auction rate securities from short-term investments to long-term investments. See Note 3, “Investments,” to our Consolidated Financial Statements included in Item 1 of Part I of this report. We generally reinvest available cash flows from operations to develop new restaurants or enhance existing restaurants.

The following table summarizes our cash flows from operating, investing and financing activities:

	Three Quarters Ended
	May 7, 2008	May 9, 2007
	(252 days)	(252 days)
	(In thousands)
Total cash provided by (used in):
Operating activities	$16,793	$24,944
Investing activities	(29,047)	(32,022)
Financing activities	6,468	530

Decrease in cash and cash equivalents	$(5,786)	$(6,548)

Operating Activities. In the first three quarters of fiscal year 2008, operating cash flow decreased $8.2 million to $16.8 million compared with the first three quarters of fiscal year 2007, primarily due to a decline in restaurant sales and increased restaurant and general and administrative expenses.

Investing Activities. Cash flows used in investing activities were $29.0 million in the first three quarters of fiscal year 2008 compared with $32.0 million in the first three quarters of fiscal year 2007, primarily due to increased purchases of property and equipment, which includes new restaurant construction in progress and decreased purchases of short-term investments. Our capital expenditure program includes, among other things, investments in new locations, restaurant remodeling, and information technology enhancements. We used cash of $25.4 million for purchases of property and equipment in the first three quarters of fiscal year 2008 compared with $11.4 million in the first three quarters of fiscal year 2007. We expect to spend approximately $35.0 million to $40.0 million on capital expenditures in fiscal year 2008.

Financing Activities. Cash provided by financing activities increased $5.9 million to $6.5 million, compared with the first three quarters of fiscal year 2007, due primarily to proceeds from the exercise of stock options offset by the purchase of treasury stock.

Status of Long-Term Investments and Liquidity

At May 7, 2008, we held $5.2 million in auction rate securities as short-term investments. The par value of these securities equaled fair value as of that date. These securities were subsequently sold at par value plus accrued interest.

Status of Long-Term Investments and Liquidity

At May 7, 2008, we held $9.5 million, par value ($9.1 million, fair value) of auction rate securities as long-term investments. Each of these are long-term bonds with underlying maturities in years 2019 through 2042 but have historically had short-term features intended for the investor’s liquidity. These bonds were purchased or sold through a Dutch-auction process in short-term intervals of 7, 28 or 35 days, whereby the interest rate on the security is reset. The prevailing market auction failures resulted in the long-term investments classification and an unrealized loss of $0.4 million. For additional information, see Note 3, “Investments,” to our Consolidated Financial Statements included in Item 1 of Part I of this report.

Given our current cash position, liquid cash equivalents, cash flow from operations and an available $50 million borrowing capacity under our line of credit, we believe the current and near term illiquidity of the auction rate municipal bonds will not adversely affect management’s ability to achieve its operating goals.

Status of Trade Accounts and Other Receivables, Net

We monitor our receivables aging and record provisions for uncollectability as appropriate. As of May 7, 2008, no provision for uncollectable amounts was required. Credit terms of accounts receivable associated with our culinary contract service business vary from 30 to 45 days based on contract terms.

Working Capital

We had a working capital deficit of $8.9 million as of May 7, 2008, compared to a working capital deficit of $1.9 million as of August 29, 2007. We expect to meet our working capital requirements through cash flows from operations and availability under the 2007 Revolving Credit Facility.

Capital Expenditures

Capital expenditures consist of purchases of real estate for future restaurant sites, new units under construction, purchases of new and replacement restaurant furniture and equipment, and ongoing remodeling programs. Capital expenditures for the first three quarters of fiscal year 2008 were approximately $25.4 million, and related to maintaining our investment in existing operating units as well as constructing new units. We expect to be able to fund all capital expenditures in fiscal 2008 using cash flows from operations and our available credit. We expect to spend approximately $35.0 million to $40.0 million on capital expenditures in fiscal year 2008.

Stock Purchases

On February 15, 2008, in a privately negotiated block trade, the Company purchased 500,000 shares of common stock for $4.8 million.

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

At any time throughout the term of the facility, we may elect one of two interest rate options. One interest rate option is the greater of (a) the Federal Funds Effective Rate plus 0.50%, or (b) prime, plus, in either case, an applicable spread that ranges from zero to 0.50% per annum. The other interest rate option is the London InterBank Offered Rate plus a spread that ranges from 0.75% to 2.00% per annum. The applicable spread under each option is dependent upon certain measures of our financial performance at the time of each election.

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

The 2007 Revolving Credit Facility contains customary covenants and restrictions on our ability to engage in certain activities, including financial performance covenants and limitations on capital expenditures, asset sales and acquisitions and contains customary events of default. As of May 7, 2008, we were in compliance with all covenants.

At May 7, 2008, we had a total of approximately $2.7 million committed under letters of credit, issued under the 2007 Revolving Credit Facility, which have been issued as security for the payment of insurance obligations classified as accrued expenses on the balance sheet. An additional $12.3 million may be issued under letters of credit.

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

Management makes judgments regarding the interpretation of tax laws that might be challenged upon an audit and cause changes to previous estimates of tax liability. In addition, we operate within multiple taxing jurisdictions and are subject to audit in these jurisdictions as well as by the Internal Revenue Service. In management’s opinion, adequate provisions for income taxes have been made for all open tax years. We regularly assess the potential outcomes of examinations in determining the adequacy of our provision for income taxes and our income tax liabilities. We believe that we have adequately provided for any reasonable and foreseeable outcome related to uncertain tax matters.

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

Long-term Investments

The Company periodically reviews the carrying value of our long-term investments which consist of auction rate securities. These investments are recorded at fair value which is par value less unrealized losses. The Company intends to hold the securities until liquidity returns to the auction rate securities market or the bonds are called or refunded by the issuer. Changes in the fair value of the investment prior to the return of market liquidity or the bond calling or refunds by the issuer will be reflected in other comprehensive income as unrealized gains and losses.

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

Actual workers’ compensation and employee injury claims expense may differ from estimated loss provisions. The ultimate level of claims under the in-house safety program are not known, and declines in incidence of claims as well as claims costs, experiences or reductions in reserve requirements under the program may not continue in future periods.

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

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains statements that are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements contained in this Form 10-Q, other than statements of historical facts, are “forward-looking statements” for purposes of these provisions, including any statements regarding:

•	future operating results;

•	future capital expenditures;

•	future debt, including liquidity and the sources and availability of funds related to debt;

•	projections regarding the financial performance of our new prototype restaurants;

•	plans for expansion of our business;

•	scheduled openings of new units;

•	future sales of assets and the gains or losses that may be recognized as a result of any such sale;

•	plans relating to our short-term and long-term investments; and

•	continued compliance with the terms of our 2007 Revolving Credit Facility.

In some cases, investors can identify these statements by forward-looking words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “outlook,” “may,” “should,” “will,” and “would” or similar words. Forward-looking statements are based on certain assumptions and analyses made by management in light of their experience and perception of historical trends, current conditions, expected future developments and other factors we believe are relevant. Although management believes that their assumptions are reasonable based on information currently available, those assumptions are subject to significant risks and uncertainties, many of which are outside of our control. The following factors, as well as the factors set forth in Item 1A of our Annual Report on Form 10-K for the fiscal year ended August 29, 2007 and any other cautionary language in this Quarterly Report on Form 10-Q, provide examples of risks, uncertainties, and events that may cause our financial and operational results to differ materially from the expectations described in our forward-looking statements:

•	general business and economic conditions;

•	the impact of competition;

•	our operating initiatives;

•	fluctuations in the costs of commodities, including beef, poultry, seafood, dairy, cheese, oils and produce;

•	ability to raise menu prices;

•	increases in utility costs, including the costs of natural gas and other energy supplies;

•	changes in the availability and cost of labor;

•	the seasonality of the business;

•	changes in governmental regulations, including changes in minimum wages;

•	the effects of inflation;

•	the availability of credit;

•	unfavorable publicity relating to operations, including publicity concerning food quality, illness or other health concerns or labor relations; and

•	the continued service of key management personnel.

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

We are exposed to market risk from changes in interest rates affecting our variable-rate debt. As of May 7, 2008, the total amount of debt subject to interest rate fluctuations outstanding under our 2007 Revolving Credit Facility was zero.

Although we are not currently using interest rate swaps, we have previously used and may in the future use these instruments to manage interest rate risk on a portion of our variable-rate debt.

We are also exposed to risk related to our long-term investments in auction rate municipal securities. Adverse financial effects on the municipalities and the insurance companies insuring the securities could affect our ability to collect the full amount of interest or the estimated fair value of the principal. Our current strategy is to hold the investments until liquidity returns to the auction rate securities market or the bonds are called or refunded by the issuers.

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

Evaluation of Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of May 7, 2008. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of May 7, 2008, our disclosure controls and procedures were effective in providing reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended May 7, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II - OTHER INFORMATION

Item 1.	Legal Proceedings

There have been no material changes to our legal proceedings as disclosed in “Legal Proceedings” in Item 3 of Part I of our Annual Report on Form 10-K for the fiscal year ended August 29, 2007.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Repurchases of Equity Securities

The following table summarizes the purchases of our common stock by us and our affiliated purchases during the fiscal quarter ended May 7, 2008:

Period	(a) Total number of shares purchased	(b) Average price paid per share	(c) Total number of shares purchased as part of publicly announced plans or programs	(d) Maximum number (or approximate dollar value) of shares that may yet be purchased under the plans or programs
February 14, 2008 – March 13, 2008	500,000	$9.50	—	—

March 14, 2008 – April 13, 2008	—	—	—	—

April 14, 2008 – May 7, 2008	—	—	—	—

Total	500,000	N/A	—	—

(1)	Represents shares that we repurchased in a privately negotiated block trade.

Item 6.	Exhibits

3.1	Certificate of Incorporation of Luby’s, Inc. as currently in effect (filed as Exhibit 3(b) to the Company’s Quarterly Report on Form 10-Q for the quarter ended February 28, 1999, and incorporated herein by reference).

3.2	Luby’s, Inc. Amended and Restated Bylaws dated November 17, 2006, as currently in effect (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K dated November 22, 2006, and incorporated herein by reference).

31.1	Rule 13a-14(a)/15d-14(a) certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Rule 13a-14(a)/15d-14(a) certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Section 1350 certification of the Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Section 1350 certification of the Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LUBY’S, INC.
(Registrant)

Date: June 13, 2008	By:	/s/ Christopher J. Pappas
Christopher J. Pappas
President and Chief Executive Officer

Date: June 13, 2008	By:	/s/ K. Scott Gray
K. Scott Gray
Senior Vice President and Chief Financial Officer