Form 10-K
period 2008-08-27
LUBYS INC
filed 2008-11-07
CIK 16099

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended August 27, 2008

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

The aggregate market value of the shares of common stock of the registrant held by nonaffiliates of the registrant as of February 13, 2008, was approximately $204,911,504 (based upon the assumption that directors and executive officers are the only affiliates).

As of November 3, 2008, there were 27,946,443 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the following document are incorporated by reference into the designated parts of this Form 10-K:

Definitive Proxy Statement relating to 2009 annual meeting of shareholders (in Part III)

Luby’s, Inc.

Form 10-K

Year ended August 27, 2008

Additional Information

We file reports with the Securities and Exchange Commission, including annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K. The public may read and copy any materials we file with the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. We are an electronic filer, and the SEC maintains an Internet site at http://www.sec.gov that contains the reports, proxy and information statements, and other information that we file electronically. Our website address is www.lubys.com. Please note that our website address is provided as an inactive textual reference only. We make available free of charge through our website the annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports as soon as reasonably practicable after such material is electronically filed with or furnished to the SEC. The information provided on our website is not part of this report, and is therefore not incorporated by reference unless such information is specifically referenced elsewhere in this report.

Compliance with New York Stock Exchange Requirements

We submitted to the New York Stock Exchange (“NYSE”) the CEO certification required by Section 303A.12(a) of the NYSE’s Listed Company Manual with respect to our fiscal year ended August 29, 2007. We expect to submit the CEO certification with respect to our fiscal year ended August 27, 2008 to the NYSE within 30 days after our annual meeting of shareholders.

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

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains statements that are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements contained in this Form 10-K, other than statements of historical facts, are “forward-looking statements” for purposes of these provisions, including any statements regarding:

•	future operating results;

•	future capital expenditures;

•	future debt, including liquidity and the sources and availability of funds related to debt;

•	projections regarding the financial performance of our new prototype restaurants;

•	plans for expansion of our business;

•	scheduled openings of new units;

•	future sales of assets and the gains or losses that may be recognized as a result of any such sale;

•	plans relating to our short-term and long term investments; and

•	continued compliance with the terms of our 2007 Revolving Credit Facility.

In some cases, investors can identify these statements by forward-looking words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “outlook,” “may” “should,” “will,” and “would” or similar words. Forward-looking statements are based on certain assumptions and analyses made by management in light of their experience and perception of historical trends, current conditions, expected future developments and other factors we believe are relevant. Although management believes that our assumptions are reasonable based on information currently available, those assumptions are subject to significant risks and uncertainties, many of which are outside of our control. The following factors, as well as the factors set forth in Item 1A of this Form 10-K and any other cautionary language in this Form 10-K, provide examples of risks, uncertainties, and events that may cause our financial and operational results to differ materially from the expectations described in our forward-looking statements:

•	general business and economic conditions;

•	the impact of competition;

•	our operating initiatives;

•	fluctuations in the costs of commodities, including beef, poultry, seafood, dairy, cheese, oils and produce;

•	ability to raise menu prices;

•	increases in utility costs, including the costs of natural gas and other energy supplies;

•	changes in the availability and cost of labor;

•	the seasonality of the business;

•	collectability of accounts receivable;

•	changes in governmental regulations, including changes in minimum wages;

•	the effects of inflation;

•	the availability of credit;

•	unfavorable publicity relating to operations, including publicity concerning food quality, illness or other health concerns or labor relations; and

•	the continued service of key management personnel.

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

Overview

Luby’s, Inc. (formerly, Luby’s Cafeterias, Inc.) was founded in 1947 in San Antonio, Texas. The company was originally incorporated in Texas in 1959, with nine cafeterias in various locations, under the name Cafeterias, Inc. It became a publicly held corporation in 1973, then changed its name in 1981 to Luby’s Cafeterias, Inc. and joined the New York Stock Exchange in 1982. Luby’s was reincorporated in Delaware on December 31, 1991 and was restructured into a holding company on February 1, 1997, at which time all of the operating assets were transferred to Luby’s Restaurants Limited Partnership, a Texas limited partnership composed of two wholly owned, indirect corporate subsidiaries. All restaurant operations are conducted by the partnership. In this report, unless otherwise specified, “Luby’s,” “we,” “our,” “us” and “our company” refer to the partnership and the consolidated corporate subsidiaries of Luby’s, Inc.

As of November 3, 2008, we operated 120 restaurants located throughout Texas and three other states, as set forth in the table below. These establishments are located in close proximity to retail centers, business developments and residential areas. Of the 120 restaurants, 89 are located on property that we own and 31 are on leased premises.

Texas:
Houston Metro	40
Dallas/Fort Worth Metro	21
San Antonio Metro	15
Rio Grande Valley	11
Austin	7
Other Texas Markets	22
Other States	4

Total	120

For additional information regarding our restaurant locations, please read “Properties” in Item 2 of Part I of this report.

We are headquartered in Houston, Texas, our largest restaurant market. Our corporate headquarters is located at 13111 Northwest Freeway, Suite 600, Houston, Texas 77040, and our telephone number at that address is (713) 329-6800. Our website is www.lubys.com.

Operations

We provide our customers with made-from-scratch quality food, value pricing, service and hospitality. Our cafeteria-style restaurants feature a unique concept format in today’s family and casual dining segment of restaurant companies. The cafeteria food delivery system allows customers to select freshly prepared items from the serving line, including entrées, vegetables, salads, desserts, breads and beverages, before transporting their selected items on serving trays to a table or booth of their choice in the dining area. Daily, each restaurant offers 20 to 22 entrées, 12 to 14 vegetable dishes, 12 to 16 salads, and 16 to 20 varieties of desserts. Food is prepared in small quantities throughout serving hours, and frequent quality checks are conducted.

Our product offerings, convenient cafeteria delivery system and value pricing appeal to a broad range of customers, including those customers that focus on healthy choices, quality, variety and affordability. We have had particular success among families with children, shoppers, travelers, seniors, and business people looking for a quick, freshly-prepared meal at a fair price.

Our restaurants are generally open for lunch and dinner seven days a week and all of our restaurants sell food-to-go orders, which accounted for 14% of restaurant sales in fiscal year 2008. We also provide culinary contract services for organizations that offer on-site food service, such as healthcare facilities. For more information, please read “Culinary Contract Services” below.

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

Each general manager is supervised by an area leader. Each area leader is responsible for approximately seven units, depending on location.

Quality control teams also help maintain uniform standards of food preparation, safety and sanitation. The teams visit each restaurant as necessary and work with the staff to confirm adherence to our recipes, train personnel in new techniques, and implement systems and procedures used universally throughout our company.

During fiscal year 2008, we spent approximately 1.3% of restaurant sales on traditional marketing mediums with particular emphasis on radio advertisements and outdoor billboards as well as point-of-purchase, sponsorships, and local store marketing.

We operate from a centralized purchasing arrangement to obtain the economic benefit of bulk purchasing and lower prices for most of our menu offerings. The arrangement involves a competitively selected prime vendor for each of our three major purchasing regions.

During fiscal year 2008, we opened two restaurants, relocated one restaurant and closed seven restaurants. Subsequent to fiscal year 2008, we closed three restaurants.

New Prototype Restaurant

In August 2007, we introduced our new restaurant prototype design, with the opening of our first new store in over seven years, located in Cypress, Texas, a suburb north of Houston. This new prototype capitalizes on our core fundamentals of serving great food made-from-scratch and a convenient delivery system. In fiscal year 2008, we opened three new units employing this prototype design. We anticipate using and further modifying this prototype design as we execute our strategy to build new restaurants in markets where we believe we can achieve superior restaurant cash flows.

The new prototype elevates the cafeteria experience with an upscale design and open floor plan. The new prototype provides enhanced food presentation with a granite serving line, new chilled salad display case and comfortable, attractive booths and furniture and flat screen televisions. The food to-go area has been improved allowing for curbside pickup, with a side entrance and direct access to the dining room.

Culinary Contract Services

Our Culinary Contract Services operations consist of a business line including healthcare, higher education and corporate dining. The healthcare accounts are full service and include in-room delivery, catering, vending, coffee service and retail dining. As of August 27, 2008, we had contracts with seven long-term acute care hospitals, three acute care medical centers and Baylor College of Medicine. As the industry begins to appreciate our unique abilities to deliver quality services that include design and procurement as well as nutrition and food services, we continue to pursue new accounts.

Employees

As of November 3, 2008, we had a workforce of 7,807 employees consisting of 7,249 non-management restaurant workers, 363 restaurant managers and 195 clerical, facility services, administrative and executive employees. Employee relations are considered to be good. We have never had a strike or work stoppage, and we are not subject to collective bargaining agreements.

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

We may from time to time be the subject of complaints or litigation from customers alleging illness, injury or other food quality, health or operational concerns. Unfavorable publicity relating to one or more of our restaurants or to the restaurant industry in general may taint public perception of the Luby’s brand. Multi-unit restaurant businesses can be adversely affected by publicity resulting from poor food quality, illness or other health concerns or operating issues stemming from one or a limited number of restaurants. Publicity resulting from these allegations may materially adversely affect our business and financial performance, regardless of whether the allegations are valid or whether we are liable. In addition, we are subject to employee claims alleging injuries, wage and hour violations, discrimination, harassment or wrongful termination. In recent years, a number of restaurant companies have been subject to lawsuits, including class action lawsuits, alleging violations of federal and state law regarding workplace, employment and similar matters. A number of these lawsuits have resulted in the payment of substantial damages by the defendants. Regardless of whether any claims against us are valid or whether we are ultimately determined to be liable, claims may be expensive to defend and may divert time and money away from our operations and hurt our financial performance. A judgment significantly in excess of our insurance coverage, if any, for any claims could materially adversely affect our financial condition or results of operations.

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

Our ability to open and profitably operate new restaurants is subject to various risks such as the identification and availability of suitable and economically viable locations, the negotiation of acceptable terms for new locations, the need to obtain all required governmental permits (including zoning approvals) on a timely basis, the need to comply with other regulatory requirements, the availability of necessary contractors and subcontractors, the availability of construction materials and labor, the ability to meet construction schedules and budgets, the ability to manage union activities such as picketing or hand billing which could delay construction, increases in labor and building materials costs, the availability of financing at acceptable rates and terms, changes in weather or other acts of God that could result in construction delays and adversely affect the results of one or more restaurants for an indeterminate amount of time, our ability to hire and train qualified management personnel and general economic and business conditions. At each potential location, we compete with other restaurants and retail businesses for desirable development sites, construction contractors, management personnel, hourly employees and other resources.

If we are unable to successfully manage these risks, we could face increased costs and lower than anticipated revenues and earnings in future periods. We may be evaluating acquisitions or engaging in acquisition negotiations at any given time. We cannot be sure that we will be able to continue to identify acquisition candidates on commercially reasonable terms or at all. If we make additional acquisitions, we also cannot be sure that any benefits anticipated from the acquisition will actually be realized. Likewise, we cannot be sure that we will be able to obtain necessary financing for acquisitions. Such financing could be restricted by the terms of our debt agreements or it could be more expensive than our current debt. The amount of such debt financing for acquisitions could be significant and the terms of such debt instruments could be more restrictive than our current covenants. In addition, a prolonged economic downturn would adversely affect our ability to open new stores or upgrade existing units.

Because our restaurants are concentrated in Texas, regional events can adversely affect our financial performance.

More than 95% of our restaurants were located in Texas as of November 3, 2008. Our remaining restaurants are located in Arizona, Arkansas and Oklahoma. This concentration could adversely affect our financial performance in a number of ways. For example, our results of operations may be adversely affected by economic conditions in Texas or the southern United States or the occurrence of an event of terrorism or natural disaster in any of the communities in which we operate. Also, given our geographic concentration, negative publicity relating to our restaurants could have a more pronounced adverse effect on our overall revenues than might be the case if our restaurants were more broadly dispersed. Although we generally maintain property and casualty insurance to protect against property damage caused by casualties and natural disasters, inclement weather, flooding, hurricanes and other acts of God, these events can adversely impact our sales by discouraging potential customers from going out to eat or by rendering a restaurant inoperable for a significant amount of time.

An increase in the minimum wage could adversely affect our financial performance.

From time to time, the U.S. Congress and state legislatures consider increases in the minimum wage. The restaurant industry is intensely competitive, and if the minimum wage is increased, we may not be able to transfer all of the resulting increases in operating costs to our customers in the form of price increases. In addition, because our business is labor intensive, shortages in the labor pool or other inflationary pressure could increase labor costs that could adversely affect our results of operations.

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

Many of the food and beverage products we purchase are affected by commodity pricing, and as such, are subject to price volatility caused by production problems, shortages, weather or other factors outside of our control. Our profitability depends, in part, on our successfully anticipating and reacting to changes in the prices of commodities. Therefore, we enter into purchase commitments with suppliers when we believe that it is advantageous for us to do so. If commodity prices were to increase, we may be forced to absorb the additional costs rather than transfer these increases to our customers in the form of menu price increases. Our success also depends, in part, on our ability to absorb increases in utility costs. Our operating results are affected by fluctuations in the price of utilities. Our inability to anticipate and respond effectively to an adverse change in any of these factors could have a significant adverse effect on our results of operations.

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

Successful expansion of our culinary contract services depends on our ability to obtain new clients as well as retain and renew our existing client contracts. Our ability to do so generally depends on a variety of factors, including the quality, price and responsiveness of our services, as well as our ability to market these services effectively and differentiate ourselves from our competitors. We may not be able to renew existing client contracts at the same or higher rates or that our current clients will not turn to competitors, cease operations, elect to self-operate or terminate contracts with us. The failure to renew a significant number of our existing contracts would have a material adverse effect on our business and results of operations.

If we do not collect our accounts receivable, our financial results could be adversely affected.

A portion of our accounts receivable is concentrated in our culinary contract service operations among several customers. Failure to collect from one of these accounts receivable would adversely affect the results of our operations.

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

Economic factors affecting financial institutions could affect our access to capital.

The syndicate of banks may not have the ability to provide us with capital under our existing Revolving Credit Facility. Our existing Revolving Credit Facility expires in July 2012 and we may not be able to amend or renew the facility with terms and conditions consistent with the existing facility.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

As of November 3, 2008, Luby’s had 120 operating locations that typically contain 8,000 to 10,500 square feet of floor space with seating capacity for 250 to 300 customers. We own the underlying land and buildings in which 89 of our restaurants are located. Eight of these restaurant properties contain excess building space, which is leased to tenants unaffiliated with Luby’s.

In addition to the owned locations, 31 other restaurants are held under leases, including 8 in regional shopping malls. The majority of the leases are fixed-dollar rentals. The majority of the leases require additional amounts paid related to property taxes, hazard insurance and maintenance of common areas. Of the 31 restaurant leases, the current terms of two expire before 2010, seventeen expire between 2010 and 2014, and twelve thereafter. Of the 31 restaurant leases, 28 can be extended beyond their current terms at our option.

As of November 3, 2008, we had six owned properties, with a carrying value of approximately $6.8 million, and four properties located on ground leases, with a zero carrying value, that are held for sale.

Also as of November 3, 2008, we had two owned and four leased sites which are held for future use.

We lease approximately 30,000 square feet of corporate office space, which extends through 2011. The space is located on the Northwest Freeway in Houston, Texas in close proximity to many of our Houston restaurant locations.

We lease approximately 60,000 square feet of warehouse space for in-house repair, fabrication and storage in Houston, Texas, which we refer to as Luby’s Facility Services, from an unrelated third party.

We maintain public liability insurance and property damage insurance on all properties in amounts which management believes provide adequate coverage.

Item 3.	Legal Proceedings

Certain current and former hourly restaurant employees filed a lawsuit against us in Texas Federal Court alleging violations of the Fair Labor Standards Act with respect to the inclusion of certain employees in a tip pool. The lawsuit seeks penalties and attorney’s fees and was conditionally certified as a collective action in October 2008. We intend to vigorously defend our position. It is not possible at this time to reasonably estimate the possible loss or range of loss, if any.

We are, from time to time, subject to various other claims and lawsuits arising in the ordinary course of business. In the opinion of management, the ultimate resolution of pending claims and lawsuits will not have a material adverse effect on our operations or consolidated financial position. There are no material legal proceedings to which any of our directors, officers or affiliates, or any associate of any such director or officer, is a party, or has a material interest, adverse to our company.

Item 4.	Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of our security holders during the fourth quarter of the fiscal year ended August 27, 2008.

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

Fiscal Quarter Ended	High	Low
November 22, 2006	$11.74	$8.27
February 14, 2007	11.74	10.00
May 9, 2007	11.19	9.47
August 29, 2007	11.15	9.21
November 21, 2007	11.83	9.75
February 13, 2008	11.26	8.80
May 7, 2008	9.95	6.81
August 27, 2008	7.85	5.80

As of November 3, 2008, there were 2,725 holders of record of our common stock. No cash dividends have been paid on our common stock since fiscal year 2000, and we currently have no intention to pay a cash dividend on our common stock. On November 3, 2008, the closing price of our common stock on the New York Stock Exchange was $4.49.

Equity Compensation Plans

Securities authorized under our equity compensation plans as of August 27, 2008, were as follows:

	(a)	(b)	(c)
Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans Excluding Securities Reflected in Column (a))
Equity compensation plans previously approved by security holders	273,369	$10.24	1,723,384
Equity compensation plans not previously approved by security holders	29,625	6.74	—

Total	302,994	$9.90	1,723,384

See Note 11, “Share-Based Compensation,” to the Consolidated Financial Statements in Item 8 of Part II of this report.

The following graph compares the cumulative total stockholder return on our common stock for the five fiscal years ended August 27, 2008, with the cumulative total return on the S&P SmallCap 600 Index and an industry peer group index. The peer group index consists of Bob Evans Farms, Inc., Ruby Tuesday Inc., CBRL Group Inc. and O’Charley’s. These companies are multi-unit family and casual dining restaurant operators in the mid-price range.

The cumulative total shareholder return computations set forth in the performance graph assume an investment of $100 on August 27, 2003, and the reinvestment of all dividends. The returns of each company in the peer group index have been weighed according to that company’s stock market capitalization.

	2003	2004	2005	2006	2007	2008
Luby’s Inc.	100.00	265.34	536.41	388.22	467.86	302.93
S&P 600 Index—Total Return	100.00	113.88	142.72	151.51	171.55	159.12
S&P 600 Restaurant Index	100.00	109.30	132.53	136.72	139.30	106.28
Peer Group Index Only	100.00	104.43	106.84	115.52	116.30	74.28
Peer Group Index + Luby’s Inc.	100.00	106.70	112.22	119.06	121.08	77.40

Item 6.	Selected Financial Data

Five-Year Summary of Operations

	Fiscal Year Ended
	August 27, 2008	August 29, 2007	August 30, 2006	August 31, 2005 (a)	August 25, 2004
	(364 days)	(364 days)	(364 days)	(371 days)	(364 days)
	(In thousands except per share data)
Sales
Restaurant sales	$309,457	$318,323	$324,640	$318,401	$294,235
Culinary contract services	8,205	2,065	—	—	—

Total sales	317,662	320,388	324,640	318,401	294,235

Income from continuing operations	2,469	11,087	20,921	8,306	5,918

Loss from discontinued operations (b)	(204)	(224)	(1,360)	(4,858)	(9,040)

Net income (loss)	2,265	10,863	19,561	3,448	(3,122)

Income per share from continuing operations:
Basic	$0.09	$0.43	$0.80	$0.37	$0.27
Assuming dilution	$0.09	$0.41	$0.76	$0.36	$0.27

Loss per share from discontinued operation:
Basic	$(0.01)	$(0.01)	$(0.05)	$(0.22)	$(0.41)
Assuming dilution	$(0.01)	$(0.01)	$(0.05)	$(0.21)	$(0.41)

Net income (loss) per share
Basic	$0.08	$0.42	$0.75	$0.15	$(0.14)
Assuming dilution	$0.08	$0.40	$0.71	$0.15	$(0.14)

Weighted-average shares outstanding
Basic	27,799	26,121	26,024	22,608	22,470
Assuming dilution	28,085	27,170	27,444	23,455	22,679

Total assets	$226,521	$219,634	$206,699	$206,214	$232,281

Total debt	$—	$—	$—	$13,500	$53,561

Number of restaurants at fiscal year end	123	128	128	131	138

(a)	Fiscal year ended August 31, 2005 consists of 53 weeks, while all other periods presented consist of 52 weeks.
(b)

Our business plan, as approved in fiscal year 2003, called for the closure of more than 50 locations. In accordance with the plan, the entire fiscal activity of the applicable stores closed after the inception of the plan has been reclassified to discontinued operations. For comparison purposes, prior fiscal years results related to these same locations have also been reclassified to discontinued operations. Restaurants closed subsequent to the completion of the 2003 disposal plan, as of August 30, 2006, have not been reclassified or reported as discontinued operations.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s discussion and analysis of the financial condition and results of operations should be read in conjunction with the consolidated financial statements and footnotes for the fiscal years ended August 27, 2008, August 29, 2007, and August 30, 2006 included in Item 8 of this report.

Overview

We generated, in fiscal year 2008, revenues primarily by providing quality food to customers at our 123 restaurants located throughout Texas and three other states. These establishments are located in close proximity to retail centers, business developments and residential areas. We also provide culinary contract services for organizations that offer on-site food service, such as health care facilities. Since August 2007, we have introduced our new cafeteria-style prototype design in four locations. Three of these locations are new sites and one a replacement site.

Our financial results during fiscal year 2008 were negatively impacted by the challenging restaurant operating environment. Over the past seven quarters, we have experienced a same-store sales decline on average of 2.5%; this decline follows a period of twelve consecutive quarters when we averaged an increase of 4.6% per quarter. Our sales continued to be negatively impacted by softer consumer demand, which has been negatively impacted by higher gasoline prices and higher commodity costs for consumers during the year.

Same-store restaurant sales declined 2.6% for fiscal year 2008 compared to fiscal year 2007. The negative trend in consumer spending that resulted in reduced unit traffic continued throughout fiscal year 2008 and was partially offset by higher menu prices.

Fiscal year 2008 expenses were negatively impacted by higher food, labor, operating expenses and depreciation, as well as higher general and administrative expenses:

•	Food costs were higher in fiscal year 2008 due to significantly higher commodity prices which were only partially offset by menu price increases

•	Labor costs were impacted by higher wage rates due to the minimum wage increase and an increase in store management at certain locations as part of our efforts to improve store level operations

•

Operating expenses were higher primarily due to increased utility rates as a result of higher costs of natural gas which impacted our gas and electricity costs. Also contributing to higher operating expenses were increased repairs and maintenance expenditures driven by existing unit remodeling efforts in fiscal year 2008, and higher restaurant supplies expense as a result of our efforts at the store level to improve the standardization of our kitchens. These increases were only partially offset by lower marketing and advertising costs as a result of our focus on lower cost marketing mediums during fiscal year 2008

•	Depreciation expense increased significantly as a result of new and existing unit capital expenditures activity in fiscal year 2008

•

General and administrative expenses increased primarily due to increased staffing associated with our growth plan and higher professional expenses associated with proxy solicitation in fiscal year 2008

Consistent with our business plan for fiscal year 2008, we invested in upgrades to our existing stores, built new restaurants and grew our culinary contract services business using cash flow from operations. Expanding our brand and investing in our business continues to be our long-term plan. In light of current global economic conditions, however, we are focusing on managing capital allocations conservatively and maintaining a healthy balance sheet. We have taken a conservative approach to our capital allocation in fiscal year 2009 for new unit development and store upgrades and now expect to significantly reduce our capital expenditures in the current fiscal year. Our current plans are to open one or two new restaurants in fiscal year 2009. We believe our operational execution has improved through the higher standards we have committed to delivering for our customers and over the long term will enhance shareholder value.

During fiscal year 2008, we opened two additional new prototype restaurants and incorporated the new prototype features into one restaurant relocated within a retail center.

In fiscal year 2008, we spent $40.2 million on capital expenditures, which included $11.5 million in restaurant upgrades such as dining room updates, restroom remodels and the addition of new furniture. We remain committed to our operational procedures, policies and initiatives designed to strengthen and grow our business. These programs are focused on customer service, menu innovation, food quality assurance, technological enhancements and staff training and development. The long-term consistent execution of these programs is designed to enhance overall customer satisfaction and increase profitability.

Accounting Periods

Our fiscal year ends on the last Wednesday in August. As such, each fiscal year normally consists of 13 four-week periods, or accounting periods, accounting for 364 days in the aggregate. Each of the first three quarters of each fiscal year consists of three four-week periods, while the fourth quarter normally consists of four four-week periods. Fiscal years 2008, 2007 and 2006 all contained 52 weeks. Comparability between quarters may be affected by the varying lengths of the quarters, as well as the seasonality associated with the restaurant business.

Same-Store Sales

The restaurant business is highly competitive with respect to food quality, concept, location, price, and service, all of which may have an effect on same-store sales. Our same-store sales calculation measures the relative performance of a certain group of restaurants. To qualify for inclusion in this group, a store must have been in operation for 18 consecutive accounting periods. Stores that close on a permanent basis are removed from the group in the fiscal quarter when operations cease at the restaurant, but remain in the same-store group for previously reported fiscal quarters. Although management believes this approach leads to more effective year-over-year comparisons, neither the time frame nor the exact practice may be similar to those used by other restaurant companies.

Same-store sales decreased 2.6% for fiscal year 2008, decreased 1.5% for fiscal year 2007 and increased 4.6% for fiscal year 2006. The following table shows the same-store sales change for comparative historical quarters:

Increase (Decrease)	Fiscal Year 2008				Fiscal Year 2007				Fiscal Year 2006
	Q4	Q3	Q2	Q1	Q4	Q3	Q2	Q1	Q4	Q3	Q2	Q1
Same-store sales	(2.0)%	(3.2)%	(1.5)%	(3.1)%	(2.0)%	(1.9)%	(3.6)%	1.7%	2.0%	4.1%	6.7%	6.4%

Minimum Wage Increase Impact

The second of three federal minimum wage increases took effect on July 24, 2008. We expect to experience a “compression” due to these minimum wage increases, meaning that wages earned by employees within a certain range of the new minimum wage would be adjusted over time as the new minimum wage increases are phased in through calendar year 2009. To the extent prevailing market conditions allow, we intend to adjust menu prices to maintain profit margins.

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

Recent Events

Hurricane Ike stuck southeast Texas in September 2008 causing massive power outages and inflicting wide-spread damage in the greater Houston area. Approximately 44 Luby’s locations in the Houston area were closed over varying lengths of time due to the storm. We anticipate that restaurant sales were negatively impacted by approximately 273 days in the aggregate when some of our locations were unable to open due to storm damage or loss of power. We estimate approximately $1.5 million in lost sales from these store closures. We also estimate storm related direct costs of $1.0 million to $1.3 million for damages, auxiliary power, food loss and other miscellaneous costs. We are seeking to recover a portion of lost profits, property damages, and some expenses incurred through insurance claims.

RESULTS OF OPERATIONS

Fiscal Year 2008 (52 weeks) compared to Fiscal Year 2007 (52 weeks)

Sales

Total sales decreased approximately $2.7 million, or 0.9%, in fiscal year 2008 compared to fiscal year 2007, consisting of an $8.9 million decrease in restaurant sales and a $6.1 million increase in culinary contract services revenue. The $8.9 million decline in restaurant sales included a $5.6 million reduction in sales related to closed operations. On a same-store basis, sales decreased approximately $8.0 million, or 2.6%, due primarily to declines in guest traffic partially offset by higher menu prices.

Cost of Food

Food costs increased approximately $0.6 million, or 0.7%, in fiscal year 2008 compared to fiscal year 2007 due to higher commodity prices for beef, seafood, fresh produce and oils, partially offset by lower sales volume. As a percentage of restaurant sales, food costs increased 1.0%, from 26.9% in fiscal year 2007 to 27.9% in fiscal year 2008, primarily due to increased commodity costs in oils and shortenings and seafood partially offset by higher menu prices.

Payroll and Related Costs

Payroll and related costs increased approximately $10,000 in fiscal year 2008 compared to fiscal year 2007. As a percentage of restaurant sales, these costs increased 1.0%, from 34.0% in fiscal year 2007 to 35.0% in fiscal year 2008, due to reduced restaurant sales. Payroll and related expenses included higher average wages paid to our crew employees and an increase in staffing among the management teams at the restaurants as well as higher training related costs. These increases were partially offset by lower workers’ compensation accrual estimates, generally lower variable compensation of our unit management on decreased profitability and improved performance in overtime usage.

Other Operating Expenses

Other operating expenses primarily include restaurant-related expenses for utilities, repairs and maintenance, advertising, insurance, services, supplies and occupancy costs. Other operating expenses increased by approximately $3.7 million, or 5.3%, in fiscal year 2008 compared to fiscal year 2007. As a percentage of restaurant sales, these costs increased 1.8%. Other operating expenses increased primarily due to 1) an approximate $2.0 million increase in repairs and maintenance costs as we focused efforts on improving the appearance and functionality of our restaurants for our guests and employees; 2) an approximate $1.9 million increase in utility expenses resulting from higher utility rates; and 3) an approximate $1.2 million increase in supplies expenses as we retooled and standardized our kitchens for improved efficiency. These cost increases were offset by an approximate $1.8 million reduction in marketing and advertising costs as we chose to focus our marketing efforts on specific geographical markets and utilized a mix of lower cost marketing mediums.

Opening Costs

Opening costs were approximately $0.4 million in fiscal year 2008 and reflect the labor, supplies, occupancy, and other costs necessary to support the restaurant through its opening period.

Cost of Culinary Contract Services

Cost of culinary contract services increased by approximately $5.4 million in fiscal year 2008 compared to fiscal year 2007. This increase was related to the food, labor and other operating expenses associated with the increase in revenue for this line of business.

Depreciation and Amortization

Depreciation and amortization expense increased by approximately $1.7 million, or 10.7%, in fiscal year 2008 compared to fiscal year 2007 due to increased capital expenditures, including the opening of three restaurants in fiscal year 2008 as well as upgrades and remodels to existing units.

General and Administrative Expenses

General and administrative expenses include corporate salaries and benefits-related costs, including restaurant area leaders, share-based compensation, professional fees, travel and recruiting expenses and other office expenses. General and administrative expenses increased by approximately $4.3 million, or 19.7%, in fiscal year 2008 compared to fiscal year 2007. As a percentage of total sales, general and administrative expenses increased to 8.2% in fiscal year 2008 compared to 6.8% in fiscal year 2007. The increase was primarily due to 1) a $2.3 million in corporate salary expense related to staffing costs to support the culinary contract services businesses and other departments to support our strategic growth plan and 2) an approximate $1.4 million expense relating to the solicitation of proxies in connection with our 2008 annual meeting of shareholders in the second quarter of fiscal year 2008.

Asset Charges

The provision for asset impairments and restaurant closings increased by approximately $1.6 million in fiscal year 2008 compared to fiscal year 2007 primarily due to the write-down of selected underperforming units to net realizable value based on an estimate of net sales proceeds, partially offset by a reversal of previously recognized impairment related to one ground lease unit which is expected to be reopened in fiscal year 2009. This unit was also reclassified in the first quarter of fiscal year 2008 from property held for sale to property and equipment, net.

The net loss (gain) on disposition of property and equipment decreased by approximately $0.7 million in fiscal year 2008 compared to fiscal year 2007. This decrease is primarily related to a gain on the sale of one unit offset by the losses associated with the disposal of restaurant equipment due in part to increased remodel activity.

Interest Income

Interest income decreased approximately $17,000 in fiscal year 2008 due to reduced cash balance and lower interest rates.

Interest Expense

Interest expense decreased $0.7 million due to lower amortization of pre-paid financing cost as a result of executing a new line of credit extending the amortization period through the maturity of the 2007 revolving credit facility in July 2012.

Other Income, net

Other income, net, consisted primarily of the following components: net rental property income and expenses relating to property for which we are the landlord; prepaid sales tax discounts earned through our participation in state tax prepayment programs; and de-recognition of gift certificate liability resulting from the expiration of state statutes of limitation on gift certificate amounts. Other income, net, increased by approximately $0.1 million in fiscal year 2008 compared to fiscal year 2007. The increase in other income, net was primarily due to the de-recognition of our gift certificate liability in fiscal year 2008. Other components of other income, net had no significant increase or decrease in fiscal year 2008 compared to fiscal year 2007.

Impairment charge for decrease in fair value of investments

The provision for impairment charges for decreased fair value of investments increased by approximately $0.8 million in fiscal year 2008 compared to fiscal year 2007. The entire increase was recorded in fiscal year 2008 due to the continued illiquidity of the auction rate securities markets. The reduction in fair value of the investments was derived through valuation and is considered to be “other-than-temporary.” See “Liquidity and Capital Resources” below for additional information regarding this provision of the fair value of these investments at August 27, 2008.

Interest Related to Income Taxes

Interest related to income taxes includes the reversal of previously recognized interest expense associated with the settled tax audit contingencies and the interest portion of an income tax refund. The refund and related interest were received subsequent to the end of the second quarter. For fiscal year 2008 interest related to income taxes was $1.3 million. For additional information, see Note 3, “Income Taxes”, to our Consolidated Financial Statements included in Item 8 of Part II of this report.

Taxes

The income tax provision related to continuing operations for fiscal year 2008 was a $3.6 million benefit compared to an income tax provision of $6.3 million expense in fiscal year 2007. Our income tax benefit in fiscal year 2008 includes approximately $3.1 million of items that are expected to be nonrecurring. The remaining tax benefit recorded for fiscal year 2008 is the net of the federal tax benefit and state tax expense based on our effective tax rate applied to the pre-tax loss from continuing operations.

The provision for income taxes for fiscal year 2007 is the federal and state tax expense based on our effective tax rate for the year without the significant nonrecurring items described above for fiscal year 2008. Because we had pre-tax income in fiscal year 2007 and a pre-tax loss in fiscal year 2008, we had tax expense in fiscal year 2007 compared to a tax benefit in fiscal year 2008.

Discontinued Operations

The net loss from discontinued operations decreased by approximately $20,000 in fiscal year 2008 compared to fiscal year 2007, principally due to lease settlement and asset impairment costs associated with discontinued operations in 2007.

Fiscal Year 2007 (52 weeks) compared to Fiscal Year 2006 (52 weeks)

Sales

Total sales decreased approximately $4.3 million, or 1.3%, in fiscal year 2007 compared to fiscal year 2006, consisting of a $6.3 million decrease in restaurant sales and a $2.0 million increase in culinary contract services revenue. The $6.3 million decline in restaurant sales included a $1.5 million reduction in sales related to closed operations. On a same-store basis, sales decreased approximately $4.9 million, or 1.5%, due primarily to declines in guest traffic partially offset by higher menu prices and more favorable menu mix.

Cost of Food

Food costs decreased approximately $0.7 million, or 0.8%, in fiscal year 2007 compared to fiscal year 2006 due to the lower sales volume offset by higher commodity prices for beef, seafood, poultry and oils. In addition, our promotion of combination meals has provided favorable cost structures. As a percentage of restaurant sales, food costs increased 0.3%, from 26.6% in fiscal year 2006 to 26.9% in fiscal year 2007.

Payroll and Related Costs

Payroll and related costs decreased approximately $3.8 million, or 3.4%, in fiscal year 2007 compared to fiscal year 2006. As a percentage of restaurant sales, these costs decreased 0.6%, from 34.6% in fiscal year 2006 to 34.0% in fiscal year 2007, due to reduced restaurant sales and continued focus on labor productivity.

Other Operating Expenses

Other operating expenses primarily include restaurant-related expenses for utilities, repairs and maintenance, advertising, insurance, services and occupancy costs. Other operating expenses decreased by approximately $0.6 million, or 0.9%, for fiscal year 2007 compared to fiscal year 2006. As a percentage of restaurant sales, these costs increased 0.2%. Other operating expenses decreased primarily due to 1) an approximate $1.4 million reduction in utilities expense and 2) an approximate $0.6 million decline in marketing and advertising costs driven primarily by reduced television and radio advertising in the fourth quarter of fiscal year 2007; and 3) a $1.1 million insurance recovery associated with a business claim related to Hurricane Rita, where we recorded as a reduction to operating expenses in the fourth quarter of fiscal year 2006. These cost declines were partially offset by 1) an approximate $0.6 million increase in our supplies expense; 2) an approximate $0.5 million increase in our repairs and maintenance expense; and 3) an approximate $0.9 million aggregate reduction in our property and general liability insurance expense, including the effects of reduced actuarial estimates of potential losses resulting from favorable claims experience.

Depreciation and Amortization

Depreciation and amortization expense increased by approximately $0.3 million, or 2.0%, in fiscal year 2007 compared to fiscal year 2006 due to increased capital expenditures in fiscal year 2007.

General and Administrative Expenses

General and administrative expenses include corporate salaries and benefits related costs, including restaurant area leaders, share-based compensation, professional fees, travel and recruiting expenses and other office expenses. General and administrative expenses decreased by approximately $0.5 million, or 2.4%, in fiscal year 2007 compared to fiscal year 2006. As a percentage of total sales, general and administrative expenses decreased to 6.8% in fiscal year 2007 compared to 6.9% in fiscal year 2006, primarily due to lower bonus expense and professional consulting fees, partially offset by increased share-based compensation expense.

Asset Charges

The provision for asset impairments and restaurant closings decreased by approximately $0.3 million in fiscal year 2007 compared to fiscal year 2006 primarily due to asset impairment and lease settlement costs recognized in 2006 offset by a 2007 lease settlement related to a closed location.

The net loss (gain) on disposition of property and equipment decreased by approximately $0.7 million in fiscal year 2007 compared to fiscal year 2006. This decrease is primarily due to the retirement of obsolete equipment that was identified during our fiscal year 2006 review of restaurant equipment at all of our restaurants and at our in-house repair and fabrication center referred to elsewhere in this report as the Houston Service Center.

Interest Income

Interest income increased approximately $0.8 million due to higher cash and short term investment balances.

Interest Expense

Interest expense decreased $0.1 million.

Other Income, net

Other income, net, consisted primarily of the following components: net rental property income and expenses relating to property for which we are the landlord; prepaid sales tax discounts earned through our participation in state tax prepayment programs; and de-recognition of gift certificate liability resulting from the expiration of state statutes of limitation on gift certificate amounts. Other income, net, decreased by approximately $0.3 million in fiscal year 2007 compared to fiscal year 2006, due primarily to 1) the de-recognition of our gift certificate liability in fiscal year 2006 and 2) a decrease in prepaid state sales tax discounts resulting from lower sales in fiscal year 2007.

Taxes

The income tax provision for fiscal year 2007 was $6.3 million compared to recognition of an income tax benefit of $4.5 million in 2006. All of our net operating losses have been fully utilized, and the provision for income taxes in 2007 is reflective of the tax effect of the pre-tax income for the year. Our income tax benefit in fiscal year 2006 primarily represents the recognition of tax benefits for net operating losses not recognized in previous years due to uncertainty regarding our ability to realize them.

Discontinued Operations

The net loss from discontinued operations decreased by approximately $1.1 million in fiscal year 2007 compared to fiscal year 2006, principally due to lease settlement and asset impairment costs associated with discontinued operations in 2006.

LIQUIDITY AND CAPITAL RESOURCES

Cash and Cash Equivalents and Short-Term Investments

General. Our primary sources of short-term and long-term liquidity are cash flows from operations and our revolving credit facility.

Our cash requirements consist principally of:

•	capital expenditures for new store development and construction, restaurant renovations and upgrades and information technology; and

•	working capital.

A continued decline in our cash flow from operations could require us to utilize our credit facility. Under the current terms of our revolving credit facility, capital expenditures and the amount of borrowings are limited based on our trailing cash flows, as defined in the agreement. Based upon current levels of operations and anticipated growth, we expect that cash flows from operations, combined with other financing alternatives in place or available, will be sufficient to meet our capital expenditures and working capital requirements.

As is common in the restaurant industry, we maintain relatively low levels of accounts receivable and inventories, and our vendors grant trade credit for purchases such as food and supplies. We also continually invest in our business through the addition of new units and refurbishment of existing units, which are reflected as long-term assets.

Cash and cash equivalents and short-term investments decreased to $4.6 million from $26.1 million at the beginning of the fiscal year. This decrease is primarily due to the change in classification of the fair value of auction rate securities from short-term investments to long-term investments and sales of short-term investments during fiscal year 2008. See Note 2, “Cash and Cash Equivalents, Investments and Trade Receivables” to our Consolidated Financial Statements included in Item 8 of Part II of this report. We generally reinvest available cash flows from operations to develop new restaurants or enhance existing restaurants.

The following table summarizes our cash flows from operating, investing and financing activities:

	Year Ended
	August 27, 2008	August 29, 2007	August 30, 2006
	(In thousands)
Total cash provided by (used in):
Operating activities	$17,601	$33,465	$25,595
Investing activities	(37,001)	(26,328)	(6,255)
Financing activities	6,452	662	(12,414)

Increase (decrease) in cash and cash equivalents	$(12,948)	$7,799	$6,926

Operating Activities. In fiscal year 2008, operating cash flow decreased $15.9 million to $17.6 million compared to fiscal year 2007, primarily due to a decline in restaurant sales and increased restaurant expenses and general and administrative expenses.

Investing Activities. Cash flows used in investing activities were $37.0 million in fiscal year 2008 compared to $26.3 million in fiscal year 2007, primarily due to increased purchases of property and equipment, which includes new restaurant construction in progress, partially offset by decreased purchases of short-term investments. Our capital expenditure program includes, among other things, investments in new locations, restaurant remodeling, and information technology enhancements. We used $40.2 million for purchases of property and equipment in fiscal year 2008 compared to $19.5 million in fiscal year 2007. We expect to spend approximately $12.0 million to $17.0 million on capital expenditures in fiscal year 2009.

Financing Activities. Cash provided by financing activities increased $5.8 million to $6.5 million, compared to fiscal year 2007, due primarily to proceeds from the exercise of stock options partially offset by the purchase of treasury stock.

Status of Long-Term Investments and Liquidity

At August 27, 2008, we held $9.35 million, par value ($8.53 million, fair value) in auction rate municipal bond securities as long-term investments. These securities are long-term bonds with underlying maturities in years 2019 through 2042 but have historically had short-term features intended for the investor’s liquidity. Prior to the collapse of the auction rate securities market in February 2008, these bonds were purchased or sold through a Dutch-auction process in short-term intervals of 7, 28 or 35 days, whereby the interest rate on the security is reset. The prevailing market auction failures resulted in the long-term investments classification and an other than temporary impairment loss of $0.82 million. For additional information, see Note 2, “Cash and Cash Equivalents, Investments and Trade Receivables” to our Consolidated Financial Statements included in Item 8 of Part II of this report.

Given our current cash position, liquid cash equivalents, expected future cash flow from operations and our available borrowing capacity under our revolving credit facility, we believe the current and near term illiquidity of the auction rate municipal bonds will not adversely affect management’s ability to achieve its operating goals.

Status of Trade Accounts and Other Receivables, Net

We monitor our receivables aging and record provisions for uncollectability as appropriate. Credit terms of accounts receivable associated with our culinary contract service business vary from 30 to 45 days based on contract terms.

Working Capital

We had a working capital deficit of $17.8 million as of August 27, 2008, compared to a working capital deficit of $1.9 million as of August 29, 2007, primarily due to the reclassification of our $6.6 million auction rate municipal bonds from short term to long-term investments. We expect to meet our working capital requirements through cash flows from operations and availability under the 2007 Revolving Credit Facility.

Capital Expenditures

Capital expenditures consist of purchases of real estate for future restaurant sites, new units construction, purchases of new and replacement restaurant furniture and equipment, and ongoing remodeling programs. Capital expenditures for fiscal year 2008 were approximately $40.2 million, and related to maintaining our investment in existing operating units as well as constructing new units. We expect to be able to fund all capital expenditures in fiscal year 2009 using cash flows from operations and our available credit. We expect to spend approximately $12.0 million to $17.0 million on capital expenditures in fiscal year 2009.

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

We pay a quarterly commitment fee based on the unused available balance of the 2007 Revolving Credit Facility, which is also dependent upon our leverage ratio, ranging from 0.20% to 0.30% per annum. We also pay quarterly fees with respect to any letters of credit issued and outstanding. Finally, we were obligated to pay the lenders a one-time fee in connection with the closing of the 2007 Revolving Credit Facility.

The 2007 Revolving Credit Facility contains customary covenants and restrictions on our ability to engage in certain activities, including financial performance covenants and limitations on capital expenditures, asset sales and acquisitions and contains customary events of default. As of August 27, 2008, we were in compliance with all covenants and our banks had the ability to provide any requested loans.

At August 27, 2008, we had a total of approximately $2.7 million committed under letters of credit, issued under the 2007 Revolving Credit Facility, which have been issued as security for the payment of insurance obligations classified as accrued expenses on the balance sheet. An additional $12.3 million may be issued under letters of credit.

2005 Revolving Credit Facility

On August 31, 2005, we entered into an amended and restated; $45.0 million unsecured Revolving Credit Facility (the “2005 Revolving Credit Facility”) with a syndicate of three independent banks. All amounts owed by us under the 2005 Revolving Credit Facility were guaranteed by our subsidiaries. At August 30, 2006, we had a total of approximately $5.1 million committed under letters of credit that had been issued as security for the payment of insurance obligations classified as accrued expenses on the balance sheet. The available amount, to be issued under letters of credit, was $4.9 million. On July 12, 2007, we terminated the 2005 Revolving Credit Facility and paid all outstanding liabilities associated with the agreement.

COMMITMENTS AND CONTINGENCIES

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Pending Claims

Certain current and former hourly restaurant employees filed a lawsuit against us in Texas Federal Court alleging violations of the Fair Labor Standards Act with respect to the inclusion of certain employees in a tip pool. The lawsuit seeks penalties and attorney’s fees and was conditionally certified as a collective action in October 2008. We intend to vigorously defend our position. It is not possible at this time to reasonably estimate the possible loss or range of loss, if any.

From time to time, we are subject to various other private lawsuits, administrative proceedings and claims that arise in the ordinary course of our business. A number of these lawsuits, proceedings and claims may exist at any given time. These matters typically involve claims from guests, employees and others related to issues common to the restaurant industry. At this time, management believes that the ultimate resolution of pending legal proceedings will not have a material adverse effect on our results of operations, financial position or cash flows.

Construction Activity

From time to time, we enter into non-cancelable contracts for the construction of our new restaurants. This construction activity exposes us to the risks inherent in new construction including but not limited to rising material prices, labor shortages, delays in getting required permits and inspections, adverse weather conditions, and injuries sustained by workers.

Contractual Obligations

At August 27, 2008, we had contractual obligations and other commercial commitments as described below:

	Payments due by Period
Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	After 5 Years
	(In thousands)
Operating lease obligations (a)	$33,911	$4,524	$8,376	$5,710	$15,301
FIN 48 liability (b)	76	—	—	—	—

	Amount of Commitment by Expiration Period
Other Commercial Commitments	Total	Fiscal Year 2009	Fiscal Years 2010-2011	Fiscal Years 2012-2013	Thereafter
	(In thousands)
Letters of credit	$2,735	$2,735	$—	$—	$—

(a)	Operating lease obligations contain rent escalations and renewal options ranging from five to forty years.
(b)

The $76,000 of unrecognized tax benefits have been recorded as liabilities in accordance with Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). The timing and amounts of future cash payments related to the FIN 48 liabilities are uncertain.

We had no long-term debt, capital lease or purchase obligations at August 27, 2008.

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

Long-term liabilities reflected in our consolidated financial statements as of August 27, 2008 included amounts accrued for benefit payments under our supplemental executive retirement plan of $0.2 million, accrued insurance reserves of $1.3 million and deferred rent liabilities of $3.0 million.

We are also contractually obligated to our Chief Executive Officer and Chief Operating Officer pursuant to employment agreements. See “Affiliations and Related Parties” below for further information.

AFFILIATIONS AND RELATED PARTIES

Affiliate Services

Our Chief Executive Officer, Christopher J. Pappas, and our Chief Operating Officer, Harris J. Pappas, own two restaurant entities (the “Pappas entities”) that may provide services to Luby’s, Inc., and its subsidiaries, as detailed in the Master Sales Agreement dated December 9, 2005 among us and the Pappas entities.

Under the terms of the Master Sales Agreement, the Pappas entities continue to provide specialized (customized) equipment fabrication primarily for new construction and basic equipment maintenance, including stainless steel stoves, shelving, rolling carts, and chef tables. The total costs under the Master Sales Agreement of custom-fabricated and refurbished equipment were $521,000, $261,000, and $107,000 in fiscal years 2008, 2007, and 2006, respectively. The increase in fiscal year 2008 was primarily due to new restaurant openings. Services provided under this agreement are subject to review and approval by the Finance and Audit Committee.

Operating Leases

We previously leased from the Pappas entities property that was used to accommodate our in-house repair and fabrication center, referred to as the Houston Service Center. We terminated this lease in August 2008. We paid approximately $74,800, $82,000, and $82,000, in fiscal years 2008, 2007, and 2006, respectively, pursuant to the terms of this lease. We lease a new property that combines both the offices of our Facility Services and Warehouse Operations from an unrelated third party. The property is approximately 60,000 square feet.

We previously leased approximately 27,000 square feet of warehouse space from the Pappas entities to complement the Houston Service Center, at a monthly rate of approximately $0.21 per square foot. We paid approximately $27,800, $67,000, and $67,000 in fiscal years 2008, 2007 and 2006, respectively, pursuant to the terms of this lease. On February 29, 2008, we terminated this lease with the Pappas entities.

In the third quarter of fiscal year 2004, Messrs. Pappas became partners in a limited partnership which purchased a retail strip center in Houston, Texas. Messrs. Pappas collectively own a 50% limited partner interest and a 50% general partner interest in the limited partnership. A third party company manages the center. One of our restaurants has rented approximately 7% of the space in that center since 1969. No changes were made to our lease terms as a result of the transfer of ownership of the center to the new partnership. We made payments of approximately $276,000, $260,000, and $266,000 during fiscal years 2008, 2007, and 2006, respectively, pursuant to the terms of the lease agreement, which currently includes an annual base rate of $14.64 per square foot per year plus maintenance taxes and insurance.

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

Affiliated rents paid for the Houston Service Center, the separate storage facility, and the Houston property lease combined represented 8.1%, 9.4%, and 9.8% of total rents for continuing operations in fiscal years 2008, 2007, and 2006, respectively.

The following table compares current and prior fiscal year-to-date charges incurred under the Master Sales Agreement affiliated property leases and other related party agreements to our total capital expenditures, as well as relative general and administrative expenses and other operating expenses included in continuing operations:

	Year Ended
	August 27, 2008	August 29, 2007	August 30, 2006
	(364 days)	(364 days)	(364 days)
	(In thousands)
AFFILIATED COSTS INCURRED:
General and administrative expenses—professional and other costs	$165	$38	$—
Capital expenditures—custom-fabricated and refurbished equipment	521	261	107
Other operating expenses, including property leases	423	446	444

Total	$1,109	$745	$551

RELATIVE TOTAL COMPANY COSTS:
General and administrative expenses	$26,134	$21,841	$22,373
Capital expenditures	40,228	19,495	15,911
Other operating expenses	73,070	69,372	70,003

Total	$139,432	$110,708	$108,287

AFFILIATED COSTS INCURRED AS A PERCENTAGE OF RELATIVE TOTAL COMPANY COSTS	0.80%	0.67%	0.51%

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

Christopher J. Pappas, our President and Chief Executive Officer, is a member of the Advisory Board of Amegy Bank, National Association, which is a lender and Syndication Agent under the 2007 Revolving Credit Facility. We hold, from time to time, certain short-term investments with Amegy Bank, National Association.

In October 2007, Christopher and Harris Pappas entered into new employment agreements expiring in August 2009. Both continue to devote their primary time and business efforts to Luby’s, while maintaining their roles at Pappas Restaurants, Inc. See Note 16, Subsequent Events, to our Consolidated Financial Statements in Item 8 of Part II of this report.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our accounting policies are described in Note 1, “Nature of Operations and Significant Accounting Policies,” to our Consolidated Financial Statements in Item 8 of Part II of this report. The Consolidated Financial Statements are prepared in conformity with U.S. generally accepted accounting principles. Preparation of the financial statements requires us to make judgments, estimates and assumptions that affect the amounts of assets and liabilities in the financial statements and revenues and expenses during the reporting periods. Management believes the following are critical accounting policies due to the significant, subjective and complex judgments and estimates used when preparing our consolidated financial statements. Management regularly reviews these assumptions and estimates with the Finance and Audit Committee of our Board of Directors.

Income Taxes

We account for income taxes in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 109, “Accounting for Income Taxes”, as interpreted by FIN 48. We record the estimated future tax effects of temporary differences between the tax bases of assets and liabilities and amounts reported in the accompanying consolidated balance sheets, as well as operating loss and tax credit carrybacks and carryforwards. Deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities (temporary differences) and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. We periodically review the recoverability of tax assets recorded on the balance sheet and provide valuation allowances as management deems necessary.

We make judgments regarding the interpretation of tax laws that might be challenged upon an audit and cause changes to previous estimates of tax liability. In addition, we operate within multiple taxing jurisdictions and are subject to audit in these jurisdictions as well as by the Internal Revenue Service. In management’s opinion, adequate provisions for income taxes have been made for all open tax years. We regularly assess the potential outcomes of examinations in determining the adequacy of our provision for income taxes and our income tax liabilities. We believe that we have adequately provided for reasonable and foreseeable outcomes related to uncertain tax matters. There are no audits or reviews currently underway in any jurisdiction for any fiscal years.

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

Investments

We invest in two types of securities, held-to-maturity and available-for-sale. Securities held-to-maturity are reported at amortized cost. Avaliable-for-sale securities are reported at fair value. Fair value is a subjective estimate based on our judgement. Securities available-for-sale consist of auction rate securities. Declines in fair value of held to maturity and available-for-sale securities are analyzed to determine if the decline is temporary or “other than temporary”. Temporary unrealized gains and losses on available-for-sale securities are excluded from earnings and reported in shareholders’ equity. Other than temporary declines reduce earnings. Any increases in other than temporary declines in fair value will not be realized until the securities are sold.

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

Share-Based Compensation

We adopted the provisions of SFAS No. 123, “Share-Based Payments (Revised 2004)” (“SFAS 123R”), effective September 1, 2005. Among other things, SFAS 123R eliminates the ability to account for stock-based compensation using APB 25 and requires that such transactions be recognized as compensation cost in the income statement utilizing the fair values on the date of the grant. See Note 11, “Share-Based Compensation”, to our Consolidated Financial Statements in Item 8 of Part II of this report for additional information.

NEW ACCOUNTING PRONOUNCEMENTS

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. The standard defines fair value, outlines a framework for measuring fair value, and details the required disclosures about fair value measurements. The standard was effective for fiscal years beginning after November 15, 2007 (our fiscal year

2009). In February 2008, the FASB issued FASB Staff Position (“FSP”) FSP 157-1 and FSP 157-2. FSP 157-1 amends SFAS 157 to exclude FASB Statement No. 13, Accounting for Leases, and other accounting pronouncements that address fair value measurements of leases from the provisions of SFAS 157. FSP 157-2 delays the effective date of SFAS 157 for most nonfinancial assets and nonfinancial liabilities to fiscal years beginning after November 15, 2008 (our fiscal year 2010). We have not completed our evaluation of the potential impact, if any, of the adoption of SFAS No. 157 on our consolidated financial position, results of operations and cash flows.

In February 2007, the FASB issued SFAS No. 159, “Fair Value Option for Financial Assets and Financial Liabilities—including an Amendment to FASB Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities”, which permits entities to choose to measure many financial instruments and certain other items at fair value. We adopted this standard at the beginning of fiscal year 2009 and chose not to change the measurement of any assets or liabilities to fair value as permitted by this standard. As a result, the adoption of this standard did not have a material impact.

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations” (“SFAS 141(R)”), which replaces SFAS 141. SFAS 141(R) requires assets and liabilities acquired in a business combination, contingent consideration, and certain acquired contingencies to be measured at their fair values as of the date of acquisition. SFAS 141(R) also requires that acquisition-related costs and restructuring costs be recognized separately from the business combination. SFAS 141(R) is effective for fiscal years beginning after December 15, 2008 and will be effective for business combinations entered into during fiscal year 2010.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an Amendment of ARB No. 51” (“SFAS 160”). SFAS 160 clarifies the accounting for noncontrolling interests and establishes accounting and reporting standards for the noncontrolling interest in a subsidiary, including classification as a component of equity. SFAS 160 is effective for fiscal years beginning after December 15, 2008. We do not currently have any minority interests.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS 161”). SFAS 161 requires entities to provide enhanced disclosures about derivative instruments and hedging activities. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. We do not currently have any derivative instruments or hedging activities.

In June 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities (“FSP EITF 03-6-1”). FSP EITF 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting, and therefore need to be included in the earnings allocation in computing earnings per share under the two-class method as described in SFAS No. 128, Earnings per Share. Under the guidance of FSP EITF 03-6-1, unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings-per-share pursuant to the two-class method. FSP EITF 03-6-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008 and all prior-period earnings per share data presented shall be adjusted retrospectively. Early application is not permitted. We are assessing the potential impact of this FSP on our earnings per share calculation.

INFLATION

It is generally our policy is to maintain stable menu prices without regard to seasonal variations in food costs. Certain increases in costs of food, wages, supplies, transportation and services may require us to increase our menu prices from time to time. To the extent prevailing market conditions allow, we intend to adjust menu prices to maintain profit margins.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risk from changes in interest rates affecting our variable-rate debt. As of August 27, 2008, the total amount of debt subject to interest rate fluctuations outstanding under our 2007 Revolving Credit Facility was zero.

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

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders

Luby’s, Inc.

We have audited the accompanying consolidated balance sheets of Luby’s, Inc. (a Delaware corporation) and its subsidiaries as of August 27, 2008 and August 29, 2007, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the two years in the period ended August 27, 2008. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Luby’s, Inc. and its subsidiaries as of August 27, 2008 and August 29, 2007, and the results of its operations and its cash flows for each of the two years in the period ended August 27, 2008, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 3 to the consolidated financial statements, effective August 30, 2007, the Company adopted the provisions of Financial Accounting Standards Interpretation No. 48, Accounting for Uncertainty in Income Taxes.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Luby’s, Inc. and its subsidiaries’ internal control over financial reporting as of August 27, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated November 5, 2008 expressed an unqualified opinion.

/s/ GRANT THORNTON LLP

Houston, Texas

November 5, 2008

Report of Independent Registered Public Accounting Firm on

Internal Control over Financial Reporting

Board of Directors and Shareholders

Luby’s, Inc.

We have audited Luby’s, Inc. (a Delaware corporation) and its subsidiaries internal control over financial reporting as of August 27, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Luby’s, Inc. and its subsidiaries’ management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express an opinion on Luby’s, Inc. and its subsidiaries’ internal control over financial reporting based on our audit.

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

In our opinion, Luby’s, Inc. and its subsidiaries maintained, in all material respects, effective internal control over financial reporting as of August 27, 2008, based on criteria established in Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets and consolidated statements of operations, shareholders’ equity and cash flows of Luby’s, Inc. and its subsidiaries as of and for the years ended August 27, 2008 and August 29, 2007 and our report dated November 5, 2008 expressed an unqualified opinion.

/s/ GRANT THORNTON LLP

Houston, Texas

November 5, 2008

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Luby’s, Inc.

We have audited the accompanying consolidated statements of operations, shareholders’ equity, and cash flows of Luby’s, Inc. for the year ended August 30, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated results of its operations and its cash flows of Luby’s, Inc. for the year ended August 30, 2006, in conformity with U.S. generally accepted accounting principles.

/s/ ERNST & YOUNG LLP

San Antonio, Texas

November 6, 2006

Luby’s, Inc.

Consolidated Balance Sheets

	August 27, 2008	August 29, 2007
	(In thousands, except share data)
ASSETS
Current Assets:
Cash and cash equivalents	$4,566	$17,514
Short-term investments	—	8,600
Trade accounts and other receivables, net	3,368	1,657
Food and supply inventories	3,048	2,574
Prepaid expenses	1,627	1,398
Deferred income taxes	1,580	624

Total current assets	14,189	32,367
Property and equipment, net	198,118	185,983
Long-term investments	8,525	—
Property held for sale	5,282	736
Other assets	407	548

Total assets	$226,521	$219,634

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$14,268	$12,882
Accrued expenses and other liabilities	17,712	21,400

Total current liabilities	31,980	34,282
Other liabilities	6,592	7,088

Total liabilities	38,572	41,370

Commitments and Contingencies
SHAREHOLDERS’ EQUITY
Common stock, $0.32 par value; 100,000,000 shares authorized; Shares issued were 28,439,214 and 27,835,901, respectively; Shares outstanding were 27,939,214 and 26,159,498, respectively	9,101	8,907
Paid-in capital	20,405	43,514
Retained earnings	163,218	161,447
Less cost of treasury stock, 500,000 and 1,676,403 shares, respectively	(4,775)	(35,604)

Total shareholders’ equity	187,949	178,264

Total liabilities and shareholders’ equity	$226,521	$219,634

The accompanying notes are an integral part of these consolidated financial statements.

Luby’s, Inc.

Consolidated Statements of Operations

	Year Ended
	August 27, 2008	August 29, 2007	August 30, 2006
	(In thousands except per share data)
SALES:
Restaurant sales	$309,457	$318,323	$324,640
Culinary contract services	8,205	2,065	—

TOTAL SALES	317,662	320,388	324,640
COSTS AND EXPENSES:
Cost of food	86,339	85,733	86,461
Payroll and related costs	108,391	108,381	112,220
Other operating expenses	73,070	69,372	70,003
Opening costs	398	—	—
Cost of culinary contract services	7,228	1,841	—
Depreciation and amortization	17,765	16,054	15,747
General and administrative expenses	26,134	21,841	22,373
Provision for asset impairments and restaurant closings	1,829	204	533
Net loss on disposition of property and equipment	28	774	1,508

Total costs and expenses	321,182	304,200	308,845

INCOME (LOSS) FROM OPERATIONS	(3,520)	16,188	15,795
Interest income	1,094	1,111	325
Interest expense	(222)	(892)	(1,022)
Impairment charge for decrease in fair value of investments	(825)	—	—
Interest related to income taxes	1,319	—	—
Other income, net	1,019	954	1,289

Income (loss) before income taxes and discontinued operations	(1,135)	17,361	16,387
Provision (benefit) for income taxes	(3,604)	6,274	(4,534)

Income from continuing operations	2,469	11,087	20,921
Discontinued operations, net of income taxes	(204)	(224)	(1,360)

NET INCOME	$2,265	$10,863	$19,561

Income per share from continuing operations:
Basic	$0.09	$0.43	$0.80
Assuming dilution	$0.09	$0.41	$0.76
Loss per share from discontinued operations:
Basic	$(0.01)	$(0.01)	$(0.05)
Assuming dilution	$(0.01)	$(0.01)	$(0.05)
Net income per share:
Basic	$0.08	$0.42	$0.75
Assuming dilution	$0.08	$0.40	$0.71
Weighted-average shares outstanding:
Basic	27,799	26,121	26,024
Assuming dilution	28,085	27,170	27,444

The accompanying notes are an integral part of these consolidated financial statements.

Luby’s, Inc.

Consolidated Statements of Shareholders’ Equity

(In thousands)

	Common Stock				Paid-In Capital	Retained Earnings	Total Shareholders’ Equity
	Issued		Treasury
	Shares	Amount	Shares	Amount
Balance at August 31, 2005	27,611	$8,835	(1,676)	$(35,604)	$40,032	$131,023	$144,286
Net income for the year	—	—	—	—	—	19,561	19,561
Common stock issued under nonemployee director benefit plans	16	5	—	—	186	—	191
Common stock issued under employee benefit plans	122	40	—	—	1,046	—	1,086
Share-based compensation expense	—	—	—	—	435	—	435

Balance at August 30, 2006	27,749	8,880	(1,676)	(35,604)	41,699	150,584	165,559

Net income for the year	—	—	—	—	—	10,863	10,863
Common stock issued under nonemployee director benefit plans	22	6	—	—	215	—	221
Tax benefit on stock option expense	—	—	—	—	172	—	172
Common stock issued under employee benefit plans	65	21	—	—	510	—	531
Share-based compensation expense	—	—	—	—	918	—	918

Balance at August 29, 2007	27,836	8,907	(1,676)	(35,604)	43,514	161,447	178,264

Cumulative effect of adoption of FASB Interpretation No. 48	—	—	—	—	—	(494)	(494)
Net income for the year						2,265	2,265
Common stock issued under nonemployee director benefit plans	28	9	—	—	238	—	247
Tax benefit on stock option expense	—	—	—	—	16	—	16
Common stock issued under employee benefit plans	575	185	1,676	35,604	(24,546)	—	11,243
Share-based compensation expense	—	—	—	—	1,183	—	1,183
Purchase of treasury stock	—	—	(500)	(4,775)	—	—	(4,775)

Balance at August 27, 2008	28,439	$9,101	(500)	$(4,775)	$20,405	$163,218	$187,949

The accompanying notes are an integral part of these consolidated financial statements.

Luby’s, Inc.

Consolidated Statements of Cash Flows

	Year Ended
	August 27, 2008	August 29, 2007	August 30, 2006
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$2,265	$10,863	$19,561
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for asset impairments, net of gains/losses on property sales	1,861	820	1,871
Depreciation and amortization	17,765	16,054	15,755
Impairment charge for decrease in fair value of investments	825	—	—
Amortization of debt issuance cost	87	585	466
Non-cash compensation expense	247	221	191
Share-based compensation expense	1,183	918	435
Tax benefit on stock option expense	(16)	(172)	—
Interest related to income taxes	(1,319)	—	—
Deferred tax provision (benefit)	(17)	5,137	(4,759)

Cash provided by operating activities before changes in operating asset and liabilities	22,881	34,426	33,520
Changes in operating assets and liabilities:
Increase in trade accounts and other receivables, net	(1,519)	(196)	(1,310)
Increase in food and supply inventories	(474)	(182)	(177)
(Increase) decrease in prepaid expenses and other assets	(142)	230	(14)
Decrease in accounts payable, accrued expenses and other liabilities	(3,145)	(813)	(6,424)

Net cash provided by operating activities	17,601	33,465	25,595

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from redemption or maturity of short-term investments	24,750	34,206	1,667
Purchases of short-term investments	(25,650)	(42,806)	—
Proceeds from redemption or maturity of long-term investments	150	—	—
Proceeds from disposal of assets and property held for sale	3,977	1,767	7,989
Purchases of property and equipment	(40,228)	(19,495)	(15,911)

Net cash used in investing activities	(37,001)	(26,328)	(6,255)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of debt	—	—	(15,500)
Proceeds from issuance of debt	—	—	2,000
Debt issuance costs	(32)	(41)	—
Tax benefit on stock option expense	16	172	—
Proceeds received on the exercise of employee stock options	11,243	531	1,086
Purchase of treasury stock	(4,775)	—	—

Net cash (used in) provided by financing activities	6,452	662	(12,414)

Net increase (decrease) in cash and cash equivalents	(12,948)	7,799	6,926
Cash and cash equivalents at beginning of year	17,514	9,715	2,789

Cash and cash equivalents at end of year	$4,566	$17,514	$9,715

The accompanying notes are an integral part of these consolidated financial statements.

Luby’s, Inc.

Notes to Consolidated Financial Statements

Fiscal Years 2008, 2007 and 2006

Note 1.    Nature of Operations and Significant Accounting Policies

Nature of Operations

Luby’s, Inc. is based in Houston, Texas. As of August 27, 2008, the Company owned and operated 123 restaurants, with 117 in Texas and the remainder in three other states. The Company’s restaurant locations are convenient to shopping and business developments as well as to residential areas. Accordingly, the restaurants appeal primarily to shoppers, travelers, store and office personnel at lunch and to families at dinner. Culinary contract services is comprised of contract arrangements to manage food services for clients operating in primarily three lines of business: health care, higher education and corporate dining.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Luby’s, Inc. and its wholly owned subsidiaries. Luby’s, Inc. was restructured into a holding company on February 1, 1997, at which time all of the operating assets were transferred to Luby’s Restaurants Limited Partnership, a Texas limited partnership composed of two wholly owned, indirect corporate subsidiaries of the Company. All restaurant operations are conducted by the partnership. Unless the context indicates otherwise, the word “Company” as used herein includes Luby’s, Inc., the partnership and the consolidated subsidiaries of Luby’s, Inc. All significant intercompany accounts and transactions have been eliminated in consolidation.

Cash and Cash Equivalents

Cash and cash equivalents include highly liquid investments such as money market funds that have a maturity of three months or less. Amounts receivable from credit card companies are also considered cash equivalents because they are both short-term and highly liquid in nature and are typically converted to cash within three days of the sales transaction.

Trade Accounts and Other Receivables, net

Receivables consist principally of amounts due from culinary contract service clients, catering customers and restaurant food sales to corporations. Receivables are recorded at the invoiced amount. Receivables associated with culinary contract services bear interest. The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in the Company’s existing accounts receivable. The Company determines the allowance based on historical loss experience. The Company periodically reviews its allowance for doubtful accounts. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote.

Investments

Investments include securities of two types. Securities held-to-maturity are reported at amortized cost. Available-for-sale securities are reported at fair value. Securities available-for-sale consist of auction rate securities. Declines in fair value of held to maturity and available-for-sale securities are analyzed to determine if the decline is temporary or “other than temporary”. Temporary unrealized gains and losses on available-for-sale securities are excluded from earnings and reported in shareholders’ equity. Other than temporary declines reduce earnings. Any increases in other than temporary declines in fair value will not be realized until the securities are sold.

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

Self-Insurance Accrued Expenses

The Company self-insures a significant portion of expected losses under its workers’ compensation, work injury and general liability programs. Accrued liabilities have been recorded based on estimates of the ultimate costs to settle incurred claims, both reported and not yet reported. These recorded estimated liabilities are based on judgments and independent actuarial estimates, which include the use of claim development factors based on loss history; economic conditions; the frequency or severity of claims and claim development patterns; and claim reserve management settlement practices.

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

Cost of Culinary Contract Services

The cost of culinary contract services includes all food, payroll and related costs, and other operating expenses related to culinary contract service sales. All general and administrative expenses, depreciation and amortization, property disposal, asset impairment costs associated with culinary contract services are reported within those respective lines as applicable.

Advertising Expenses

Advertising costs are expensed as incurred. Total advertising expense included in other operating expenses was $3.8 million, $5.8 million and $6.6 million in fiscal years 2008, 2007 and 2006, respectively, of which zero, zero and $24,000 in fiscal years 2008, 2007 and 2006, respectively, related to stores included in discontinued operations and was reclassified accordingly.

Depreciation and Amortization

Property and equipment are recorded at cost. The Company depreciates the cost of equipment over its estimated useful life using the straight-line method. Leasehold improvements are amortized over the lesser of their estimated useful lives or the related lease terms. Depreciation of buildings is provided on a straight-line basis over the estimated useful lives.

Opening Costs

Opening costs are expenditures related to the opening of new restaurants through its opening periods, other than those for capital assets. Such expenditures are charged to expense when incurred.

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

Income Taxes

Income taxes are presented in accordance with SFAS No. 109, “Accounting for Income Taxes”, as interpreted by FASB Interpretation No. 48. The estimated future tax effects of temporary differences between the tax bases of assets and liabilities and amounts reported in the accompanying consolidated balance sheets, as well as operating loss and tax credit carrybacks and carryforwards are recorded. Deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities (temporary differences) and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. The Company periodically reviews the recoverability of tax assets recorded on the balance sheet and provides valuation allowances as management deems necessary.

Management makes judgments regarding the interpretation of tax laws that might be challenged upon an audit and cause changes to previous estimates of tax liability. In addition, the Company operates within multiple taxing jurisdictions and is subject to audit in these jurisdictions as well as by the Internal Revenue Service. In management’s opinion, adequate provisions for income taxes have been made for all open tax years. The potential outcomes of examinations are regularly assessed in determining the adequacy of the provision for income taxes and income tax liabilities. Management believes that adequate provisions have been made for reasonable and foreseeable outcomes related to uncertain tax matters. There are no audits or reviews currently underway in any jurisdiction for any fiscal years.

Discontinued Operations

In August 2001, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” The Company was required to adopt SFAS No. 144 as of August 29, 2002. The adoption of SFAS No. 144 extended the reporting of discontinued operations to all components of an entity from a segment of an entity. Beginning in fiscal year 2003, all qualifying disposal plans were reported as discontinued operations, and operations related to those disposals in prior years were reclassified as required.

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

Earnings Per Share

The Company presents basic income per common share and diluted income per common share in accordance with SFAS No. 128, “Earnings Per Share.” Basic income per share is computed by dividing net income by the weighted-average number of shares outstanding during each period presented. For the calculation of diluted net income per share, the basic weighted average number of shares is increased by the dilutive effect of stock options, phantom stock, and restricted stock awards, determined using the treasury stock method.

Accounting Periods

The Company’s fiscal year generally consists of 13 four-week periods ending on the last Wednesday in August, accounting for 364 days. Each of the first three quarters of each fiscal year consists of three four-week periods, while the fourth quarter normally consists of four four-week periods. Comparability between accounting periods may be affected by varying lengths of periods as well as seasonality and calendar shifts.

Use of Estimates

In preparing financial statements in conformity with accounting principles generally accepted in the United States of America, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reporting period. Actual results could differ from these estimates.

New Accounting Pronouncements

In September 2006, the FASB issued Statement of Financial Accounting Standard (“SFAS”) No. 157, Fair Value Measurements. The standard defines fair value, outlines a framework for measuring fair value, and details the required disclosures about fair value measurements. The standard was effective for fiscal years beginning after November 15, 2007 (our fiscal year 2009). In February 2008, the FASB issued FASB Staff Position (“FSP”) FSP 157-1 and FSP 157-2. FSP 157-1 amends SFAS 157 to exclude FASB Statement No. 13, Accounting for Leases, and other accounting pronouncements that address fair value measurements of leases from the provisions of SFAS 157. FSP 157-2 delays the effective date of SFAS 157 for most nonfinancial assets and nonfinancial liabilities to fiscal years beginning after November 15, 2008 (our fiscal year 2010). The Company has not completed its evaluation of the potential impact, if any, of the adoption of SFAS No. 157 on its consolidated financial position, results of operations and cash flows.

In February 2007, the FASB issued SFAS No. 159, “Fair Value Option for Financial Assets and Financial Liabilities—including an Amendment to FASB Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities”, which permits entities to choose to measure many financial instruments and certain other items at fair value. The Company adopted this standard at the beginning of fiscal year 2009 and chose not to change the measurement of any assets or liabilities to fair value as permitted by this standard. As a result, the adoption of this standard did not have a material impact.

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations” (“SFAS 141(R)”), which replaces SFAS 141. SFAS 141(R) requires assets and liabilities acquired in a business combination, contingent consideration, and certain acquired contingencies to be measured at their fair values as of the date of acquisition. SFAS 141(R) also requires that acquisition-related costs and restructuring costs be recognized separately from the business combination. SFAS 141(R) is effective for fiscal years beginning after December 15, 2008 and will be effective for business combinations entered into during fiscal year 2010.

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

In June 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities (“FSP EITF 03-6-1”). FSP EITF 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting, and therefore need to be included in the earnings allocation in computing earnings per share under the two-class method as described in SFAS No. 128, Earnings per Share. Under the guidance of FSP EITF 03-6-1, unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings-per-share pursuant to the two-class method. FSP EITF 03-6-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008 and all prior-period earnings per share data presented shall be adjusted retrospectively. Early application is not permitted. The Company is assessing the potential impact of this FSP on our earnings per share calculation.

Note 2.    Cash and Cash Equivalents, Investments and Trade Receivables

Cash and Cash Equivalents

The Company manages its cash and cash equivalents and short-term investments jointly in order to internally fund operating needs.

	August 27, 2008	August 29, 2007
	(In thousands)
Cash and cash equivalents	$4,566	$17,514
Short-term investments:
Auction rate municipal bonds	—	6,600
Time deposits	—	2,000

Total cash and cash equivalents and short-term investments	$4,566	$26,114

Short-term Investments

Short-term investments include securities of two types. Securities held-to-maturity are reported at amortized cost. Available-for-sale securities are reported at fair value with unrealized gains and losses excluded from earnings and reported in shareholders’ equity unless such losses are considered “other than temporary”. No unrealized gains or losses were recognized on these investments during the fiscal years ended August 29, 2007 and August 27, 2008. As of August 29, 2007, the Company held $2.0 million in held-to-maturity securities and $6.6 million in available-for-sale securities. As of August 27, 2008, the Company held no securities as short-term investments.

Long-term Investments

As of August 27, 2008, the Company recorded $9.35 million, par value ($8.53 million, fair value) in auction rate municipal bonds as long-term investments. The adjustment to fair value was recorded in fiscal year 2008 based on the continued illiquidity of the auction rate securities market and a valuation of the securities. The realized $0.82 million loss is considered “other-than-temporary” and is recorded as a charge to earnings.

Currently, there are no active markets for the Company’s auction rate securities. Therefore, the Company estimated the fair value using valuation models and methodologies. Based on these valuation models and methodologies and on the possible long-term illiquidity of the markets, the Company recognized an “other than temporary” impairment.

The auction rate municipal securities are long-term debt obligations that are secured by certain revenue streams (airport, sewer, hospital, etc.). These auction rate securities have insurance policies guaranteeing each of the bonds payment of principal and accrued interest, as scheduled, if the issuer is unable to service the debt and have been issued ratings ranging from A2 – Aaa (Moody’s) and AA – AAA (Standard and Poor’s). The bonds have experienced this disparity in credit ratings because of the insurance company’s revised credit ratings issued by Moody’s and Standard and Poor’s. If these securities continue to fail at auction, interest income will continue to accrue at a designated benchmark rate plus a premium; otherwise, they will be sold. At each of the resets between February 12, 2008 and August 27, 2008, the Company received all accrued interest due.

When the market stopped normal trading on February 12, 2008 and auctions began overwhelmingly to fail, the Company had sale orders on all of its holdings; however, all but three of the auctions failed. Of the bonds that were successfully sold, the Company received par value of $8.3 million plus accrued interest on the bonds.

These municipal bonds have underlying maturity dates ranging from June 1, 2019 through February 1, 2042 and taxable equivalent yield rates ranging from 5.65% to 10.60%. Historically, the auction process allowed investors to obtain immediate liquidity by selling the securities at their face amounts. Liquidity for these securities was historically provided by entering sales orders through a Dutch-auction process that resets interest rates on these investments every 7, 28 or 35 days. However, the disruptions in the credit markets have continued to adversely affect the auction market for these types of securities.

Although the Company intends to hold the investments until liquidity returns to the auction rate securities market or the bonds are called or refunded by the issuer or other types of remedy, the Company has recorded these available-for-sale securities as long-term investments and recorded a realized loss as “other-than-temporary” impairment in the consolidated statement of operations because auction sell orders have predominantly failed. The length of time required for liquidity to return to the market by normal or other means is uncertain.

Trade Receivables

Trade and other receivables, net, consist of the following:

	August 27, 2008	August 29, 2007
	(In thousands)
Trade and other receivables	$2,853	$1,110
Trade receivables, unbilled	586	620
Allowance for doubtful accounts and reserve for notes receivable, current portion	(71)	(73)

Total, net	$3,368	$1,657

The Company has a concentration of credit risk in total trade and other receivables, net. The Company has a receivable from one of our culinary contract service customers of approximately $0.9 million. The company also has a receivable for income tax refunds from the U. S government of approximately $1.5 million.

The change in allowances for doubtful accounts for each of the years in the three-year periods ended as of the dates below is as follows:

	Year Ended
	August 27, 2008	August 29, 2007	August 30, 2006
	(In thousands)
Beginning balance	$73	$17	$14
Provisions for doubtful accounts	15	112	46
Write-offs	(17)	(56)	(43)

Ending balance	$71	$73	$17

Note 3.    Income Taxes

The following is a summarization of deferred income tax assets and liabilities as of the current and prior fiscal year-end:

	August 27, 2008	August 29, 2007
	(In thousands)
Deferred long-term income tax liability	$(1,940)	$(1,001)
Deferred short-term income tax liability	(48)	(52)
Plus: Deferred short-term income tax asset	1,628	676

Net deferred income tax asset (liability)	$(360)	$(377)

The following table details the categories of income tax assets and liabilities resulting from the cumulative tax effects of temporary differences as of the end of each period presented:

	August 27, 2008	August 29, 2007
	(In thousands)
Deferred income tax assets:
Workers’ compensation, employee injury, and general liability claims	$617	$1,076
Deferred compensation	171	2,022
Net operating losses	5	116
General business credits	1,730	784
Other	2,865	2,479

Total deferred income tax assets	5,388	6,477
Deferred income tax liabilities:
Depreciation and amortization	4,687	5,714
Other	1,061	1,140

Total deferred income tax liabilities	5,748	6,854

Net deferred income tax asset (liability)	$(360)	$(377)

An analysis of the provision for income taxes for continuing operations is as follows:

	Year Ended
	August 27, 2008	August 29, 2007	August 30, 2006
	(In thousands)
Current income tax expense (benefit)	$(3,753)	$5,910	$(355)
Deferred income tax expense (benefit)	149	364	(4,179)

Total income tax expense (benefit)	$(3,604)	$6,274	$(4,534)

Relative only to continuing operations, the reconciliation of the expense (benefit) for income taxes to the expected income tax expense (benefit), computed using the statutory tax rate, was as follows:

	Year Ended
	August 27, 2008		August 29, 2007		August 30, 2006
	Amount	%	Amount	%	Amount	%
	(In thousands and as a percent of pretax income from continuing operations)
Income tax expense from continuing operations at the federal rate	$(386)	(34.0)%	$6,132	35.0%	$5,793	35.0%
Permanent and other differences:
Federal jobs tax credits (wage deductions)	303	26.7	122	0.7	39	0.2
Other permanent differences	55	4.8	252	1.4	16	0.1
State income tax, net of federal benefit	398	35.1	148	0.9	—	—
Federal Jobs Tax Credits	(890)	(78.5)	(349)	(2.0)	—	—
Stock option exercise and restricted stock	1,546	136.3	—	—	—	—
Reversal of contingent liability	(3,412)	(300.6)	—	—	—	—
Audit refund	(861)	(75.9)	—	—	—	—
Other	(357)	(31.5)	(31)	(0.2)	—	—
Change in valuation allowance	—	—	—	—	(10,382)	(62.7)

Income tax expense (benefit) from continuing operations	$(3,604)	(317.6)%	$6,274	35.8%	(4,534)	(27.4)%

For the fiscal year ended August 27, 2008, including both continuing and discontinued operations, the Company generated gross federal taxable income of approximately $1.0 million. The Company was able to benefit from the use of federal jobs tax credits to reduce federal taxes payable. However, the Company is still subject to the limitations of the Alternative Minimum Tax (“AMT”), so not all of the available credits have been utilized. The unused federal jobs tax credits of approximately $1.7 million can be carried over for possible utilization in future years. In addition, approximately $373,000 of credits related to payment of the AMT in prior years that were carried over from fiscal year 2007 were not utilized and will be carried over to future years to reduce taxes payable if regular income tax exceeds future AMT. Federal income tax payments totaling $1.6 million were made in fiscal year 2008.

The net income tax benefit for fiscal year 2008 includes a reversal of tax accruals in the first quarter of fiscal year 2008 for contingencies that did not materialize following the completion of tax audits. Also included in net income tax benefit is an income tax refund received from the Internal Revenue Service (“IRS”) in the second quarter fiscal year 2008 resulting from the conclusion of a tax audit. Additionally, the net benefit reflects the reversal of unrealized deferred tax assets related to stock options and restricted stock. The net benefit was increased in the third quarter for additional credits and deductions included on the Company’s federal income tax return filed shortly after the end of the quarter. The total nonrecurring benefit credited to income tax expense in fiscal year 2008 is approximately $3.1 million.

For the fiscal year ended August 29, 2007, including both continuing and discontinued operations, the Company generated gross federal taxable income of approximately $17.0 million which was partially offset by net operating loss (“NOL”) carryforwards from prior years. The full amount of the $13.1 million NOL carryforwards from prior years was used to reduce net federal taxable income in fiscal year 2007. In addition, the Company was able to benefit from the use of federal jobs tax credits to further reduce federal taxes payable. However, the Company is still subject to AMT limitations, so not all of the available credits have been utilized. The unused federal jobs tax credits of approximately $780,000 can be carried over for possible utilization in future years. In addition, approximately $373,000 of credits related to payment of the AMT in prior years were not utilized and will be carried over to future years to reduce taxes payable if regular income tax exceeds future AMT. Income tax payments totaling $477,000 were made during fiscal year 2007.

For the fiscal year ended August 30, 2006, including both continuing and discontinued operations, the Company generated gross taxable income of approximately $11.8 million, which was offset by NOL carryforwards from prior years. The remaining NOL carryover at the end of fiscal year 2006 was originally calculated to be $12.5 million and was adjusted to the final total of $13.1 million when the federal income tax return was filed. Income taxes incurred for fiscal year 2006 included income tax expense for the AMT liability of approximately $284,000. The AMT liability may be used as a credit in the future if regular income tax exceeds future AMT. Income tax payments of $263,000 were made during fiscal year 2006.

Because of the Company’s continued financial profitability and expected future results of operations, it was determined in fiscal year 2006 that it was more likely than not that the deferred tax assets were realizable and, accordingly, they were recognized as provided under “SFAS 109 “Accounting for Income Taxes.” Consequently, during fiscal year 2006, the Company offset $4.5 million in fiscal year 2006 tax expenses against the valuation allowance. The remaining balance of the valuation allowance was reversed as the Company recognized a previously unrecognized non-cash income tax benefit of approximately $4.8 million, which includes a $1.5 million favorable adjustment to that portion of the valuation allowance that had previously been reserved for the estimated settlement of the fiscal year 2003 IRS audit discussed below.

The IRS has periodically reviewed the Company’s federal income tax returns. In August 2006, the Company settled an IRS audit of the fiscal year 2003 and agreed to a partial reduction of the loss claimed on the federal income tax return for the year. The result of the audit was a reduction of $7.4 million in the cumulative net operating losses carried forward to offset future taxable income. The total net operating losses at the end of fiscal year 2006 carried forward after the IRS audit adjustment was approximately $13.1 million. As discussed above, the federal NOL carryovers were fully utilized in fiscal year 2007.

The IRS has also reviewed the Company’s federal income tax returns for fiscal years 2002, 2001, and 2000. The IRS originally proposed adjustments to deductions claimed on the returns, but an appeal of the IRS adjustments was resolved in the Company’s favor in the first quarter of fiscal year 2008. The Company received written notice from the Congressional Joint Committee on Taxation (“JCT”) during the Company’s first quarter of fiscal year 2008 indicating that they completed their review of the Company’s case in the Company’s favor.

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

The Company operates in four states and is subject to state and local income taxes in addition to federal income taxes. The Company is not currently under review by any state agency for any open period. The results of the conclusion of the most recent IRS audit must be communicated to the states in which the Company operates, but the Company does not expect such results to have a negative impact on any tax position it has filed in those states.

Effective August 30, 2007, the Company adopted the provisions of FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes.” In connection with the adoption of FIN 48, the Company recognized an increase of approximately $0.5 million to the Company’s tax reserves for uncertain positions, which was accounted for as a reduction to retained earnings on August 30, 2007. The amount of unrecognized tax benefits with respect to the Company’s uncertain tax positions decreased based on our tax return filing activity that occurred in the fourth quarter. At this time, the Company does not anticipate material changes to the reserve in the next fiscal year.

The following table is a reconciliation of the total amounts of unrecognized tax benefits at the beginning and end of fiscal year 2008.

Balance at August 30, 2007	$494
Increase (Decrease) based on prior year tax positions	(419)

Balance as of August 27, 2008	$75

The unrecognized tax benefits would favorably affect the Company’s effective tax rate in future periods if they are recognized. The estimate of interest and penalties associated with unrecognized benefits is immaterial for fiscal year 2008. The Company has not included interest and/or penalties related to income tax matters as part of tax expense.

Management believes that adequate provisions for income taxes have been reflected in the financial statements and is not aware of any significant exposure items that have not been reflected in the financial statements. Amounts considered probable of settlement within one year have been included in the accrued expenses and other liabilities in the accompanying consolidated balance sheet.

Note 4.    Property and Equipment

The cost and accumulated depreciation of property and equipment at August 27, 2008 and August 29, 2007, together with the related estimated useful lives used in computing depreciation and amortization, were as follows:

	August 27, 2008	August 29, 2007	Estimated Useful Lives
	(In thousands)
Land	$53,904	$52,829	—
Restaurant equipment and furnishings	120,426	109,674	3 to 15 years
Buildings	183,385	180,990	20 to 33 years
Leasehold and leasehold improvements	20,923	17,730	Lesser of lease term or estimated useful life
Office furniture and equipment	6,029	4,956	3 to 10 years
Construction in progress	880	752	—

	385,547	366,931
Less accumulated depreciation and amortization	(187,429)	(180,948)

Property and equipment, net	$198,118	$185,983

In the first quarter of fiscal year 2008, one ground lease property was reclassified from property held for sale to property and equipment. Management has plans to reopen the location as an operating restaurant in the future.

Note 5.    Current Accrued Expenses and Other Liabilities

The following table sets forth current accrued expenses and other liabilities as of August 27, 2008 and August 29, 2007:

	August 27, 2008	August 29, 2007
	(In thousands)
Salaries, compensated absences, incentives, and bonuses	$5,460	$5,354
Operating expenses	2,144	973
Unredeemed gift cards and certificates	3,025	2,343
Taxes, other than income	3,948	4,220
Accrued claims and insurance	1,967	2,598
Income taxes, legal and other	1,168	5,912

Total	$17,712	$21,400

Note 6.    Other Long-Term Liabilities

The following table sets forth other long-term liabilities as of August 27, 2008 and August 29, 2007:

	August 27, 2008	August 29, 2007
	(In thousands)
Workers’ compensation and general liability insurance reserve	$1,328	$2,426
Deferred rent	3,025	3,371
Deferred compensation	224	261
Deferred income taxes	1,940	1,001
Other	75	29

Total	$6,592	$7,088

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

The Company pays a quarterly commitment fee based on the unused available balance of the 2007 Revolving Credit Facility, which is also dependent upon the Company’s financial performance, ranging from 0.20% to 0.30% per annum. The Company also pays quarterly fees with respect to any letters of credit issued and outstanding. Finally, the Company was obligated to pay the lenders a one-time fee in connection with the closing of the 2007 Revolving Credit Facility.

The 2007 Revolving Credit Facility contains customary covenants and restrictions on the Company’s ability to engage in certain activities, including financial performance covenants and limitations on capital expenditures, asset sales and acquisitions and contains customary events of default. As of August 27, 2008, the Company was in full compliance with all covenants.

At August 27, 2008, the Company had a total of approximately $2.7 million committed under letters of credit which have been issued as security for the payment of insurance obligations classified as accrued expenses on the balance sheet. An additional $12.3 million may be issued under letters of credit.

2005 Revolving Credit Facility

On August 31, 2005, the Company entered into an amended and restated $45.0 million unsecured Revolving Credit Facility (the “2005 Revolving Credit Facility”) among the Company and a syndicate of three independent banks. The 2005 Revolving Credit Facility could subject to certain terms and conditions, be increased by an additional $15.0 million for a total facility size of $60.0 million. The 2005 Revolving Credit Facility allowed for up to $10.0 million of the available credit to be extended in the form of letters of credit. The 2005 Revolving Credit Facility would have terminated, and all amounts owing thereunder would be repaid, on August 31, 2008. As of August 30, 2006, no amounts were outstanding under this facility. On July 12, 2007, the Company terminated the 2005 Revolving Credit Facility and paid all outstanding liabilities associated with the agreement.

Interest Expense

Total interest expense incurred for fiscal years 2008, 2007 and 2006 was $0.2 million, $0.9 million and $1.2 million, respectively. Interest paid was approximately $0.1 million, $0.2 million and $0.8 million in fiscal years 2008, 2007 and 2006, respectively. Interest expense of approximately zero, zero, and $0.1 million in fiscal years 2008, 2007 and 2006, respectively, was allocated to discontinued operations based upon the debt that was required to be repaid as a result of the disposal transactions. No interest was capitalized on properties in fiscal years 2008, 2007 or 2006.

Note 8.    Impairment of Long-Lived Assets, Store Closings and Discontinued Operations

Impairment of Long-Lived Assets and Store Closings

In accordance with Company guidelines, management periodically reviews the financial performance of each store for indicators of impairment or indicators that closure would be appropriate, such as three full fiscal years of negative cash flows or other unfavorable market conditions. Where one or more of these indicators is present, the carrying values of assets are written down to the estimated future discounted cash flows or fully written off in the case of negative cash flows anticipated in the future. Estimated future cash flows are based upon regression analyses generated from similar Company restaurants discounted at the Company’s weighted-average cost of capital.

The Company recognized the following impairment charges (credits) to income from operations:

	Year Ended
	August 27, 2008	August 29, 2007	August 30, 2006
	(364 days)	(364 days)	(364 days)
	(In thousands, except per share data)
Provision for asset impairments and restaurant closings	$1,829	$204	$533
Net loss on disposition of property and equipment	28	774	1,508

	$1,857	$978	$2,041

Effect on EPS:
Basic	$(0.07)	$(0.04)	$(0.08)
Assuming dilution	$(0.07)	$(0.04)	$(0.07)

During fiscal year 2006, the Company reviewed the status of restaurant equipment located at all of its restaurants and the capitalized restaurant equipment inventory at its in-house repair and fabrication center. In conducting this review, the Company evaluated the condition, location and usefulness of all such assets with respect to their valuation reflected in the Company’s consolidated statement of financial position. As a result of this evaluation, the Company recorded asset retirements, reducing property and equipment by $11.0 million in gross book value and $1.3 million in net book value in fiscal year 2006. The resulting $1.3 million charge was reflected in the net loss (gain) on disposition of property and equipment line item in the consolidated statement of operations.

Discontinued Operations

From the inception of the Company’s business plan in fiscal year 2003 through the plan’s completion as of August 30, 2006, the Company closed 63 operating stores. The operating results of these locations have been classified and reported as discontinued operations for all periods presented as required by SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS No. 144 establishes a single accounting model for long-lived assets to be disposed of by sales and broadens the presentation of discontinued operations to include more disposal transactions. The Company adopted SFAS No. 144 in the first quarter of fiscal year 2003, as required.

The following table sets forth the sales and discontinued operations, net of taxes reported for all discontinued locations:

	Year Ended
	August 27, 2008	August 29, 2007	August 30, 2006
	(364 days)	(364 days)	(364 days)
	(In thousands, except locations)
Sales	$—	$—	$1,090
Discontinued operations, net of taxes	$(204)	$(224)	$(1,360)
Effect on EPS:
Basic	$(0.01)	$(0.01)	$(0.05)
Assuming dilution	$(0.01)	$(0.01)	$(0.05)
Locations closed during year	—	—	2

Pursuant to the Company’s business plan, the Company applied proceeds from the sale of closed restaurants to pay down its debt. Of the total paid down in fiscal years 2008, 2007 and 2006, zero, zero and $3.6 million, respectively, resulted from sales proceeds related to business plan assets.

In accordance with EITF 87-24, “Allocation of Interest to Discontinued Operations,” interest on debt that is required to be repaid as a result of a disposal transaction should be allocated to discontinued operations. For fiscal years 2008, 2007 and 2006, approximately zero, zero and $137,000, respectively, was allocated to discontinued operations. The basis of the allocation to discontinued operations was an application of the credit facility’s historical effective interest rates to the portion of the estimated total debt that equals the amount related to current and future business plan disposals as explained in the previous paragraph.

Relative to the 2003 business plan, as the Company has formally settled lease terminations or has reached definitive agreements to terminate leases, the related charges have been recorded. For fiscal years 2008, 2007 and 2006, no lease exit costs associated with the business plan met these criteria and, consequently, were not accrued as of that date. Furthermore, the Company did not accrue future rental costs in instances where locations closed. However, management has the ability to sublease at amounts equal to or greater than the rental costs. The Company does not accrue employee settlement costs; these charges are expensed as incurred.

The following table summarizes discontinued operations for fiscal years 2008, 2007 and 2006:

	Year Ended
	August 27, 2008	August 29, 2007	August 30, 2006
	(364 days)	(364 days)	(364 days)
	(In thousands, except per share data)
Impairments	$—	$(157)	$(778)
Gains	—	25	745

Net impairments	—	(132)	(33)
Other	(204)	(92)	(1,327)

Discontinued operations, net of taxes	$(204)	$(224)	$(1,360)

Effect on EPS from net impairments—decrease—basic	$—	$(0.01)	$—

Effect on EPS from discontinued operations—decrease—basic	$(0.01)	$(0.01)	$(0.05)

Within discontinued operations, the Company offsets gains from applicable property disposals against total impairments as described above. The amounts in the table described as Other include allocated interest, lease settlements, employment termination and shut-down costs, as well as operating losses through each restaurant’s closing date and carrying costs until the locations are finally disposed.

The impairment charges included above relate to properties closed and designated for immediate disposal. The assets of these individual operating units have been written down to their net realizable values. In turn, the related properties have either been sold or are being actively marketed for sale. All dispositions are expected to be completed within one year. Within discontinued operations, the Company also recorded the related fiscal year-to-date net operating results, allocated interest expense, employee terminations, lease settlements, and basic carrying costs of the closed units. During the first quarter of 2008, a ground lease was reclassified from property held for sale to property and equipment, net. The operating results of this location have been reclassified out of discontinued operations to continuing operations for all periods presented.

Property Held for Sale

At August 27, 2008, the Company had a total of six owned properties and three ground leases recorded at approximately $5.3 million in property held for sale. The Company is actively marketing the locations currently classified as property held for sale.

In the first quarter of fiscal year 2008, one ground lease property was reclassified from property held for sale to property and equipment. Management has plans to reopen the location as an operating restaurant in the future.

At August 29, 2007, the Company had one owned property and three ground leases recorded at $736,000 in property held for sale. The properties are related to prior disposal plans.

Property held for sale consists of already-closed restaurant properties and are valued at the lower of net depreciable value or net realizable value.

The Company’s results of discontinued operations will be affected to the extent proceeds from sales exceed or are less than net book value.

A rollforward of property held for sale for fiscal years 2008 and 2007 is provided below (in thousands):

Balance as of August 30, 2006	$1,661
Disposals	(710)
Net impairment charges	(215)

Balance as of August 29, 2007	736
Net transfers to property held for sale	7,928
Disposals	(1,210)
Net impairment charges	(2,172)

Balance as of August 27, 2008	$5,282

Note 9.    Commitments and Contingencies

Off-Balance-Sheet Arrangements

The Company has no off-balance sheet arrangements.

Pending Claims

Certain current and former hourly restaurant employees filed a lawsuit against us in Texas Federal Court alleging violations of the Fair Labor Standards Act with respect to the inclusion of certain employees in a tip pool. The lawsuit seeks penalties and attorney’s fees and was conditionally certified as a collective action in October 2008. We intend to vigorously defend our position. It is not possible at this time to reasonably estimate the possible loss or range of loss, if any.

From time to time, the Company is subject to various other private lawsuits, administrative proceedings and claims that arise in the ordinary course of its business. A number of these lawsuits, proceedings and claims may exist at any given time. These matters typically involve claims from guests, employees and others related to issues common to the restaurant industry. At this time, management believes that the ultimate resolution of pending legal proceedings will not have a material adverse effect on the Company’s results of operations, financial positions or cash flows.

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

In fiscal year 2005, the Company entered into noncancelable operating lease agreements for certain office equipment with terms ranging from 54 to 63 months.

Annual future minimum lease payments under noncancelable operating leases with terms in excess of one year as of August 27, 2008 are as follows:

Year Ending:	(In thousands)
August 26, 2009	$4,524
August 25, 2010	4,366
August 31, 2011	4,010
August 29, 2012	3,151
August 28, 2013	2,559
Thereafter	15,301

Total minimum lease payments	$33,911

Most of the leases are for periods of fifteen to thirty years and some leases provide for contingent rentals based on sales in excess of a base amount.

Total rent expense for operating leases for the last three fiscal years was as follows:

	Year Ended
	August 27, 2008	August 29, 2007	August 30, 2006
	(In thousands, except percentages)
Minimum rent-facilities	$3,846	$3,670	$3,736
Contingent rentals	190	196	249
Minimum rent-equipment	1,112	517	423

Total rent expense (including amounts in discontinued operations)	$5,148	$4,383	$4,408

Percent of sales	1.6%	1.4%	1.4%

See Note 12, “Related Parties”, for lease payments associated with related parties.

Note 11.    Share-Based Compensation

Stock Options

The Company has an Executive Stock Option Plan as well as Incentive Stock Plans for officers and employees together (“Employee Stock Plans”) and a Non-employee Director Stock Option Plan for non-employee directors. These plans authorize the granting of stock options, restricted stock, and other types of awards consistent with the purpose of the plans. All options granted pursuant to the Executive Stock Option Plan have either been exercised or cancelled and the Company does not plan to grant any new options under this plan. Approximately 2.9 million shares are authorized for issuance under the Company’s plans as of August 27, 2008, of which approximately 1.7 million shares are available for future issuance. Stock options granted under the Incentive Stock Plans and the Non-employee Director Stock Option Plan have an exercise price equal to the market price of the Company’s common stock at the date of grant.

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

In connection with their entry into employment agreements effective March 9, 2001, Messrs. Pappas together were granted an aggregate of approximately 2.2 million stock options at an exercise price of $5.00 per share, which was below the quoted market price on the date of grant. The Company’s Board of Directors unanimously approved the employment agreements and related stock option grants. Messrs. Pappas exercised these options in full on October 26, 2007.

Effective September 1, 2005, the Company adopted the fair value recognition provisions of SFAS No. 123R using the modified prospective method. Under this method, compensation cost in fiscal year 2006 includes the portion of awards vesting in the period for (a) all share-based payments granted prior to, but not vested as of August 31, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS No.123 and (b) all share-based payments granted subsequent to August 31, 2005, based on the grant date fair value estimated using the Black-Scholes option pricing model.

The Company had no cumulative effect adjustment upon adoption of SFAS No. 123R under the modified prospective method. The Company’s policy is to recognize compensation cost for awards with only service conditions and a graded vesting schedule on a straight-line basis over the requisite service period for the entire award.

Partly in anticipation of the adoption of SFAS No.123R, in recent years the Company has adjusted the mix of employee long-term incentive compensation by reducing stock options awarded and increasing certain cash-based compensation and other equity based awards. Compensation cost for share-based payment arrangements recognized in general and administrative expenses for fiscal years 2008, 2007 and 2006 was approximately $908,000, $774,000 and $386,000 for stock options and $522,000, $144,000 and $49,000 for restricted stock, respectively.

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

•	The Company uses the simplified method outlined in SEC Staff Accounting Bulletin No. 107 to estimate expected lives for options granted during the period.

•	The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant for the expected term of the option.

•	The expected dividend yield is based on the Company’s current dividend yield and the best estimate of projected dividend yield for future periods within the expected life of the option.

	Year Ended
	August 27, 2008	August 29, 2007	August 30, 2006
Dividend yield	—%	—%	—%
Volatility	53.67%	69.09%	35.0% to 90.60%
Risk-free interest rate	3.79%	4.27%	3.01% to 4.44%
Expected life (in years)	4.25	4.25	5.01% to 8.70%

A summary of the Company’s stock option activity for the three years ended August 27, 2008, August 29, 2007 and August 30, 2006 is presented in the following table:

	Shares Under Fixed Options	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
			(Years)	(In thousands)
Outstanding at August 31, 2005	2,752,632	$5.65	4.92	$20,747
Granted	228,900	12.84
Exercised	(122,450)	8.87
Forfeited/Expired	(128,000)	11.18

Outstanding at August 30, 2006	2,731,082	5.85	4.39	11,475
Granted	322,937	10.18
Exercised	(65,250)	8.14
Forfeited/Expired	(71,292)	7.10

Outstanding at August 29, 2007	2,917,477	6.25	3.76	14,756
Granted	87,095	11.10
Exercised	(2,252,100)	4.99
Forfeited/Expired	(63,218)	8.70

Outstanding at August 27, 2008	689,254	$10.73	3.90	$145

Exercisable at August 27, 2008	273,369	$10.24		$145

The weighted-average grant-date fair value of options granted during fiscal years 2008, 2007 and 2006 was $5.18, $5.32 and $6.72 per share, respectively. The intrinsic value for stock options is defined as the difference between the current market value and the grant price. The total intrinsic value of options exercised during fiscal years 2008, 2007 and 2006 was approximately $11.5 million, $155,000 and $496,000, respectively.

During fiscal years 2008, 2007 and 2006, cash received from options exercised was approximately $11.2 million, $531,000 and $1.1 million, respectively, and the calculated but unrecognized tax benefit for the tax deductions from stock options exercised totaled approximately $16,000, $24,000 and $173,000, respectively.

At August 27, 2008 and August 29, 2007, the number of incentive stock option shares available to be granted under the plans was 1,723,384 and 1,598,311 shares, respectively.

Restricted Stock

Restricted stock grants consist of the Company’s common stock and generally vest after three years, with the exception of grants under the Nonemployee Director Stock Option Plan, which vest when granted because they are granted in lieu of a cash payment. All restricted stock grants are cliff-vested. Restricted stock awards are valued at the closing market price of the Company’s common stock at the date of grant.

A summary of the Company’s restricted stock activity during fiscal years 2008 and 2007 is presented in the following table:

	Restricted Stock Units	Fair Value	Weighted-Average Remaining Contractual Term	Weighted-Average Grant Date
		(Per share)	(In years)
Unvested at August 30, 2006	16,350	$12.32	1.55	11/21/05
Granted	46,712	10.21	1.16	12/19/06
Vested	(21,668)	10.18	—	2/20/07
Forfeited	(926)	11.16	1.74	5/25/06

Unvested at August 29, 2007	40,468	11.05	1.64	6/14/06
Granted	91,034	9.12	1.65	1/29/08
Vested	(27,616)	8.13	—	3/11/08
Forfeited	(8,696)	11.10	1.43	2/1/07

Unvested at August 27, 2008	95,190	10.04	1.79	6/11/07

At August 27, 2008, August 29, 2007 and August 30, 2006, there was approximately $2.2 million, $2.4 million and $1.4 million, respectively, of total unrecognized compensation cost related to unvested share-based compensation arrangements that is expected to be recognized over a weighted-average period of 2.05, 2.63 and 2.75 years, respectively.

Supplemental Executive Retirement Plan

The Company has a Supplemental Executive Retirement Plan (“SERP”) designed to provide benefits for selected officers at normal retirement age with 25 years of service equal to 50% of their final average compensation offset by Social Security, profit sharing benefits, and deferred compensation. None of the Company’s executive officers participates in the Supplemental Executive Retirement Plan. Some of the officers designated to participate in the plan have retired and are receiving benefits under the plan. Accrued benefits of all actively employed participants become fully vested upon termination of the plan or a change in control (as defined in the plan). The plan is unfunded and the Company is obligated to make benefit payments solely on a current disbursement basis. On December 6, 2005, the Board of Directors voted to amend the SERP and suspend the further accrual of benefits and participation. As a result, a curtailment gain of approximately $88,000 was recognized as required under the provisions of SFAS 88, “Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits”. The net benefit recognized for this plan for the years ended August 27, 2008, August 29, 2007 and August 30, 2006 was approximately zero, zero and $86,000, respectively, and the unfunded accrued liability included in “Other Liabilities” on the Company’s consolidated Balance Sheets as of August 27, 2008 and August 29, 2007 was approximately $188,000 and $210,000, respectively.

Nonemployee Director Phantom Stock Plan

Under the Company’s Nonemployee Director Phantom Stock Plan (“Phantom Stock Plan”), nonemployee directors deferred portions of their retainer and meeting fees which, along with certain matching incentives, were credited to phantom stock accounts in the form of phantom shares priced at the market value of the Company’s common stock on the date of grant. Additionally, the phantom stock accounts were credited with dividends, if any, paid on the common stock represented by phantom shares. Authorized shares (100,000 shares) under the Phantom Stock Plan were fully depleted in early fiscal year 2003; since that time, no deferrals, incentives or dividends have been credited to phantom stock accounts. As participants cease to be directors, their phantom shares are converted into an equal number of shares of common stock and issued from the Company’s treasury stock. As of August 27, 2008, approximately 29,600 phantom shares remained unissued under the Phantom Stock Plan.

401(k) Plan

The Company has a voluntary 401(k) employee savings plan to provide substantially all employees of the Company an opportunity to accumulate personal funds for their retirement. These contributions may be made on a pre-tax basis to the plan and the Company matches 25% of participants’ contributions of up to 4% of their salary. The net expense recognized in connection with the employer match feature of the voluntary 401(k) employee savings plan for the years ended August 27, 2008, August 29, 2007 and August 30, 2006, was $87,000, $185,000 and $178,000, respectively.

Note 12.    Related Parties

Affiliate Services

The Company’s Chief Executive Officer, Christopher J. Pappas, and Chief Operating Officer, Harris J. Pappas, own two restaurant entities (the “Pappas entities”) that may provide services to the Company and its subsidiaries, as detailed in the Master Sales Agreement dated December 9, 2005 among the Company and the Pappas entities.

Under the terms of the Master Sales Agreement, the Pappas entities continue to provide specialized (customized) equipment fabrication primarily for new construction and basic equipment maintenance, including stainless steel stoves, shelving, rolling carts, and chef tables. The total costs under the Master Sales Agreement of custom-fabricated and refurbished equipment in fiscal years 2008, 2007 and 2006 were approximately $521,000, $261,000 and $107,000, respectively. The increase in fiscal year 2008 was primarily due to new restaurant openings. Services provided under this agreement are subject to review and approval by the Finance and Audit Committee.

Operating Leases

The Company previously leased from the Pappas entities property used to accommodate the Company’s in-house repair and fabrication center, referred to as the Houston Service Center. The Company terminated this lease in August 2008. The Company paid approximately $74,800, $82,000, and $82,000, in fiscal years 2008, 2007, and 2006, respectively, pursuant to the terms of this lease. The Company leases a new property that combines both the offices of the Company’s Facility Services and Warehouse Operations, from an unrelated third party. The property is approximately 60,000 square feet.

The Company previously leased approximately 27,000 square feet of warehouse space from the Pappas entities to complement the Houston Service Center, at a monthly rate of approximately $0.21 per square foot. The Company paid approximately $27,800, $67,000, and $67,000 in fiscal years 2008, 2007 and 2006, respectively, pursuant to the terms of this lease. On February 29, 2008, the Company terminated this lease with the Pappas entities.

In the third quarter of fiscal year 2004, Messrs. Pappas became partners in a limited partnership which purchased a retail strip center in Houston, Texas. Messrs. Pappas collectively own a 50% limited partnership interest and a 50% general partnership interest in the limited partnership. A third party company manages the center. One of the Company’s restaurants has rented approximately 7% of the space in that center since July 1969. No changes were made to the Company’s lease terms as a result of the transfer of ownership of the center to the new partnership. The Company made payments of approximately $276,000, $260,000 and $266,000 in fiscal years 2008, 2007 and 2006, respectively, under the lease agreement which currently includes an annual base rate of $14.64 per square foot.

On November 22, 2006, the Company executed a new lease agreement with respect to this shopping center. Effective upon the Company’s relocation and occupancy into the new space in July 2008, the new lease agreement provides for a primary term of approximately 12 years with two subsequent five-year options and gives the landlord an option to buy out the tenant on or after the calendar year 2015 by paying the then unamortized cost of improvements to the tenant. The Company will owe, under the lease, $16.65 per square foot plus maintenance, taxes, and insurance for the calendar year 2008. Thereafter, the lease provides for reasonable increases in rent at set intervals. The new lease agreement was approved by the Finance and Audit Committee.

Affiliated rents paid for the Houston Service Center, the separate storage facility, and the Houston property leases combined represented 8.1%, 9.4% and 9.8% of total rents for continuing operations for fiscal years 2008, 2007, and 2006, respectively.

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

Christopher J. Pappas is a member of the Advisory Board of Amegy Bank, National Association, which is a lender and syndication agent under the Company’s 2007 Revolving Credit Facility. In addition, the Company had short term investments of zero and $2.0 million with Amegy Bank at August 27, 2008 and August 29, 2007, respectively.

Key Management Personnel

In November 2005, Christopher and Harris Pappas entered into new employment agreements that were subsequently amended in October 2007 to extend the termination date thereof to August 2009. Both continue to devote their primary time and business efforts to the Company while maintaining their roles at Pappas Restaurants, Inc.

Ernest Pekmezaris, the former Chief Financial Officer of the Company, became a consultant to the Company on April 20, 2007. Mr. Pekmezaris is also the Treasurer of Pappas Restaurants, Inc. Compensation for the services provided by Mr. Pekmezaris to Pappas Restaurants, Inc. is paid entirely by that entity.

Peter Tropoli, Senior Vice President, General Counsel and Secretary of the Company, is an attorney who, in the past, has provided litigation services to entities controlled by Christopher J. Pappas and Harris J. Pappas. Mr. Tropoli is the stepson of Frank Markantonis, who is a director of the Company.

Paulette Gerukos, Vice President of Human Resources of the Company, is the sister-in-law of Harris J. Pappas, the Chief Operating Officer.

Note 13.    Common Stock

In 1991, the Board of Directors adopted a Shareholder Rights Plan and declared a dividend of one common stock purchase right for each outstanding share of common stock. The rights are not initially exercisable. The Company amended the Shareholder Rights Plan, effective March 20, 2007, to extend the expiration date to April 16, 2010. The rights may become exercisable under circumstances described in the plan if any person or group becomes the beneficial owner of 15% or more of the common stock or announces a tender or exchange offer, the completion of which would result in the ownership by a person or group of 15% or more of the common stock (either, an “Acquiring Person”). Once the rights become exercisable, each right will be exercisable to purchase for $27.50 (the “Purchase Price”), one-half of one share of common stock, par value $0.32 per share of the Company. If any person becomes an Acquiring Person, each right will entitle the holder other than the Acquiring Person to acquire for the Purchase Price a number of shares of the Company’s common stock having a market value of four times the Purchase Price.

In connection with the employment of Christopher J. Pappas, the Company’s President and Chief Executive Officer, and Harris J. Pappas, the Company’s Chief Operating Officer, the Shareholder Rights Plan, as amended, exempts from the operation of the plan Messrs. Pappas’ ownership of the Company’s common stock (and certain additional shares permitted to be acquired) that they acquired prior to March 8, 2001, shares acquired in connection with their employment with the Company , shares acquired upon their election to convert the subordinated notes on August 31, 2005 and shares of common stock underlying the options issued on the date of their employment.

At August 27, 2008, the Company had approximately 0.6 million shares of common stock reserved for issuance upon the exercise of outstanding stock options.

Treasury Shares

At August 29, 2007, the Company’s treasury shares were reserved for the issuance of shares to Messrs. Pappas upon exercise of the options granted to them on March 9, 2001, and for the issuance of shares under the Company’s Nonemployee Director Phantom Stock Plan. Messrs. Pappas exercised in full their options to purchase 2.2 million shares in October 2007. In February 2008, the Company acquired 500,000 treasury shares for $4.8 million.

Note 14.    Earnings Per Share

A reconciliation of the numerators and denominators of basic earnings per share and earnings per share assuming dilution is shown in the table below:

	Year Ended
	August 27, 2008	August 29, 2007	August 30, 2006
	(In thousands, except per share data)
Numerator:
Income from continuing operations	$2,469	$11,087	$20,921

Net income	$2,265	$10,863	$19,561

Denominator:
Denominator for basic earnings per share—weighted-average shares	27,799	26,121	26,024
Effect of potentially dilutive securities:
Employee and non-employee stock options	177	982	1,377
Phantom stock	30	30	30
Restricted stock	79	37	13

Denominator for earnings per share assuming dilution	28,085	27,170	27,444

Income from continuing operations:
Basic	$0.09	$0.43	$0.80
Assuming dilution (a)	$0.09	$0.41	$0.76

Net income per share:
Basic	$0.08	$0.42	$0.75
Assuming dilution (a)	$0.08	$0.40	$0.71

(a)

Potentially dilutive shares that were not included in the computation of net income per share because to do so would have been antidilutive amounted to zero shares in fiscal year 2008, fiscal year 2007, and fiscal year 2006. Additionally, stock options with exercise prices exceeding current market prices that were excluded from the computation of net income per share amounted to 538,000 shares in fiscal year 2008, 325,000 shares in fiscal year 2007 and 207,000 shares in fiscal year 2006.

Note 15.    Quarterly Financial Information

The Company’s quarterly financial information has been affected by reclassifications to discontinued operations in accordance with the disposal of operating units under the Company’s business plan. The fiscal year 2007 quarterly financial information has also been affected by reclassifications to present culinary contract services revenue and operating expenses on a gross basis. The following tables summarize quarterly unaudited financial information for fiscal years 2008 and 2007, including those reclassifications.

	Quarter Ended (a)
	August 27, 2008	May 7, 2008	February 13, 2008	November 21, 2007
	(112 days)	(84 days)	(84 days)	(84 days)
	(In thousands except per share data)
Restaurant sales	$94,097	$72,753	$70,972	$71,634
Culinary contract services	2,965	1,843	1,668	1,728

Total sales	97,062	74,596	72,640	73,362
Income (loss) from operations (b)	(5,421)	499	415	988
Discontinued operations	(87)	(58)	(22)	(37)
Net income (loss)	(3,740)	949	286	4,771
Net income (loss) per share:
Basic	(0.13)	0.03	0.01	0.18
Assuming dilution	(0.13)	0.03	0.01	0.17

	Quarter Ended (a)
	August 29, 2007	May 9, 2007	February 14, 2007	November 22, 2006
	(112 days)	(84 days)	(84 days)	(84 days)
	(In thousands except per share data)
Restaurant sales	$96,727	$75,836	$72,101	$73,658
Culinary contract services	1,576	363	97	28

Total sales	98,303	76,199	72,198	73,686
Income from operations	5,234	5,189	2,888	2,876
Discontinued operations	(56)	21	(133)	(56)
Net income	3,149	3,919	1,882	1,915
Net income per share:
Basic	0.12	0.15	0.07	0.07
Assuming dilution	0.12	0.14	0.07	0.07

(a)	The quarters ended August 27, 2008 and August 29, 2007 consist of four four-week periods. All other quarters presented represent three four-week periods.
(b)

The loss from operations in the fourth quarter of fiscal year 2008 resulted from lower sales and higher costs including: food commodity costs, other operating expenses, depreciation expense, provision for asset impairments and general and administrative expenses.

Note 16.    Subsequent Events

Hurricane Ike struck southeast Texas in September 2008 causing massive power outages and inflicting wide-spread damage and resulting in the closure of approximately 44 Luby’s locations over varying lengths of time in the greater Houston area. The Company anticipates that restaurant sales were negatively impacted by approximately 273 days in the aggregate when some of its locations were unable to open due to storm damage or loss of power. The Company estimates approximately $1.5 million in lost sales from these store closures. The Company seeks to recover a portion of lost profits, property damages, and some expenses incurred through insurance claims.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

On November 17, 2006, our Finance and Audit Committee of the Board of Directors (the “Audit Committee”) dismissed Ernst & Young LLP (“E&Y”), our current independent registered public accounting firm.

E&Y’s reports on our financial statements for the years ended August 30, 2006 and August 31, 2005 did not contain an adverse opinion or a disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principle. During the fiscal years ended August 30, 2006 and August 31, 2005, and the subsequent interim periods through the date of dismissal, there were no disagreements with E&Y on any matters of accounting principles or practices, financial statement disclosure, or auditing scope procedures which, if not resolved to E&Y’s satisfaction, would have caused E&Y to make reference in its reports on our financial statements for such years. During the fiscal years ended August 30, 2006 and August 31, 2005, and the subsequent interim periods through the date of dismissal, there were no “reportable events,” as such term is defined in Item 304(a)(1)(v) of Regulation S-K, except for the material weakness identified as of November 17, 2004 and February 9, 2005, reported by management in Item 4 of its quarterly reports on Form 10-Q/A and 10-Q both filed on March 29, 2005. The reports indicate that we did not maintain effective internal control over financial reporting as of November 17, 2004 and February 9, 2005 due to our determination, like many other retail and restaurant companies, that its historical methods of accounting for scheduled rent increases, and of determining lives used in the calculation of depreciation of leasehold improvements for certain leased properties, were not in accordance with U.S. Generally Accepted Accounting Principles. As a result, we restated our previously issued fiscal year 2005 first quarter Form 10-Q and previously issued audited consolidated financial statements for fiscal years 2004, 2003 and 2002.

On November 17, 2006, the Audit Committee appointed Grant Thornton LLP as our independent registered public accounting firm for the fiscal year ended August 29, 2007.

We have had no disagreements with our accountants on any accounting or financial disclosures.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Control and Procedures

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of August 27, 2008. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of August 27, 2008, our disclosure controls and procedures were effective in providing reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Because of its inherent limitations, internal control over financial reporting may not prevent or detect material misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, management conducted an evaluation of the effectiveness of our internal control over financial reporting as of August 27, 2008 based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that evaluation, our management concluded that our internal control over financial reporting was effective as of August 27, 2008.

Grant Thornton LLP, the independent registered accounting firm that audited the Consolidated Financial Statements included in this report has also audited the effectiveness our internal control over financial reporting as of August 27, 2008, as stated in their attestation report which is included under Item 8 of this report.

Attestation Report of the Registered Public Accounting Firm

Included in Item 8 of this report.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the year ended August 27, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

There is incorporated in this Item 10 by reference that portion of our definitive proxy statement for the 2009 annual meeting of shareholders appearing therein under the captions “Election of Directors,” “Corporate Governance,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Executive Officers,” and “Certain Relationships and Related Transactions.”

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

There is incorporated in this Item 11 by reference that portion of our definitive proxy statement for the 2009 annual meeting of shareholders appearing therein under the captions “Director Compensation,” “Executive Compensation Committee Report,” “Executive Officers,” and “Certain Relationships and Related Transactions.”

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

There is incorporated in this Item 12 by reference that portion of our definitive proxy statement for the 2009 annual meeting of shareholders appearing therein under the captions “Ownership of Equity Securities in the Company” and “Principal Shareholders.”

Item 13.	Certain Relationships and Related Transactions, and Director Independence

There is incorporated in this Item 13 by reference that portion of our definitive proxy statement for the 2009 annual meeting of shareholders appearing therein under the caption “Certain Relationships and Related Transactions.”

Item 14.	Principal Accountant Fees and Services

There is incorporated in this Item 14 by reference that portion of our definitive proxy statement for the 2009 annual meeting of shareholders appearing therein under the caption “Fees Paid To The Independent Registered Public Accounting Firm.”

PART IV

Item 15.	Exhibits, Financial Statement Schedules

1.	Financial Statements

The following financial statements are filed as part of this Report:

Consolidated balance sheets at August 27, 2008, and August 29, 2007

Consolidated statements of operations for each of the three years in the period ended August 27, 2008

Consolidated statements of shareholders’ equity for each of the three years in the period ended August 27, 2008

Consolidated statements of cash flows for each of the three years in the period ended August 27, 2008

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

3.	Exhibits

The following exhibits are filed as a part of this Report:

3(a)	Certificate of Incorporation of Luby’s, Inc. as currently in effect (filed as Exhibit 3(b) to the Company’s Quarterly Report on Form 10-Q for the quarter ended February 28, 1999, and incorporated herein by reference).

3(b)	Bylaws of Luby’s, Inc., as amended through July 9, 2008 (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K dated July 14, 2008, and incorporated herein by reference).

4(a)	Description of Common Stock Purchase Rights of Luby’s Cafeterias, Inc., incorporated herein by reference to Item 1 of the Company’s amended Registration Statement on Form 8-A/A filed on October 30, 2007.

4(b)	Amendment No. 1 dated December 19, 1991, to Rights Agreement dated April 16, 1991 (filed as Exhibit 4(b) to the Company’s Quarterly Report on Form 10-Q for the quarter ended November 30, 1991, and incorporated herein by reference).

4(c)	Amendment No. 2 dated February 7, 1995, to Rights Agreement dated April 16, 1991 (filed as Exhibit 4(d) to the Company’s Quarterly Report on Form 10-Q for the quarter ended February 28, 1995, and incorporated herein by reference).

4(d)	Amendment No. 3 dated May 29, 1995, to Rights Agreement dated April 16, 1991 (filed as Exhibit 4(d) to the Company’s Quarterly Report on Form 10-Q for the quarter ended May 31, 1995, and incorporated herein by reference).

4(e)	Amendment No. 4 dated March 8, 2001, to Rights Agreement dated April 16, 1991 (filed as Exhibit 99.1 to Amendment No. 4 to the Company’s Registration Statement on Form 8-A/A on March 22, 2001, and incorporated herein by reference).

4(f)	Amendment No. 5 dated February 26, 2004, to Rights Agreement dated April 16, 1991 between Luby’s, Inc. and American Stock Transfer & Trust, as Rights Agent (filed as Exhibit 1 to the Company’s Registration Statement on Form 8-A/A on April 14, 2004, and incorporated herein by reference).

4(g)	Amendment No. 6 dated March 20, 2006, to Rights Agreement dated April 16, 1991 between Luby’s, Inc. and American Stock Transfer & Trust, as Rights Agent (filed as Exhibit 1 to the Company’s Registration Statement on Form 8-A/A on March 23, 2007, and incorporated herein by reference).

4(h)	Amendment No. 7 dated October 29, 2007, to Rights Agreement dated April 16, 1991 between Luby’s, Inc. and American Stock Transfer & Trust, as Rights Agent (filed as Exhibit 1 to the Company’s Registration Statement on Form 8-A/A on October 30, 2007, and incorporated herein by reference).

4(i)	Credit Agreement dated July 13, 2007, among Luby’s, Inc., the lenders party thereto, Wells Fargo Bank, National Association, as Administrative Agent, and Amegy Bank, National Association, as Syndication Agent. (filed as Exhibit 4(i) to the Company’s Annual Report on Form 10-K for the fiscal year ended August 27, 2007, and incorporated herein by reference).

10(a)	Management Incentive Stock Plan of Luby’s Cafeterias, Inc. (filed as Exhibit 10(i) to the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 1989, and incorporated herein by reference).*

10(b)	Amendment to Management Incentive Stock Plan of Luby’s Cafeterias, Inc. adopted January 14, 1997 (filed as Exhibit 10(k) to the Company’s Quarterly Report on Form 10-Q for the quarter ended February 28, 1997, and incorporated herein by reference).*

10(c)	Nonemployee Director Deferred Compensation Plan of Luby’s Cafeterias, Inc. adopted October 27, 1994 (filed as Exhibit 10(g) to the Company’s Quarterly Report on Form 10-Q for the quarter ended November 30, 1994, and incorporated herein by reference).*

10(d)	Amendment to Nonemployee Director Deferred Compensation Plan of Luby’s Cafeterias, Inc. adopted January 14, 1997 (filed as Exhibit 10(m) to the Company’s Quarterly Report on Form 10-Q for the quarter ended February 28, 1997, and incorporated herein by reference).*

10(e)	Amendment to Nonemployee Director Deferred Compensation Plan of Luby’s Cafeterias, Inc. adopted March 19, 1998 (filed as Exhibit 10(o) to the Company’s Quarterly Report on Form 10-Q for the quarter ended February 28, 1998, and incorporated herein by reference).*

10(f)	Amended and Restated Nonemployee Director Stock Plan of Luby’s, Inc. adopted January 20, 2005, as amended January 24, 2007, as amended April 14, 2008.

10(g)	Luby’s Cafeterias, Inc. Supplemental Executive Retirement Plan dated May 30, 1996 (filed as Exhibit 10(j) to the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 1996, and incorporated herein by reference).*

10(h)	Amendment to Luby’s Cafeterias, Inc. Supplemental Executive Retirement Plan adopted January 14, 1997 (filed as Exhibit 10(r) to the Company’s Quarterly Report on Form 10-Q for the quarter ended February 28, 1997, and incorporated herein by reference).*

10(i)	Amendment to Luby’s Cafeterias, Inc. Supplemental Executive Retirement Plan adopted January 9, 1998 (filed as Exhibit 10(u) to the Company’s Quarterly Report on Form 10-Q for the quarter ended February 28, 1998, and incorporated herein by reference).*

10(j)	Amendment to Luby’s Cafeterias, Inc. Supplemental Executive Retirement Plan adopted May 21, 1999 (filed as Exhibit 10(q) to the Company’s Quarterly Report on Form 10-Q for the quarter ended May 31, 1999, and incorporated herein by reference.)*

10(k)	Luby’s Incentive Stock Plan adopted October 16, 1998 (filed as Exhibit 10(cc) to the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 1998, and incorporated herein by reference).*

10(l)	Amended and Restated Luby’s Incentive Stock Plan adopted January 19, 2006 (filed as Exhibit 10(ee) to the Company’s Quarterly Report on Form 10-Q for the quarter ended February 15, 2006, and incorporated herein by reference).*

10(m)	Registration Rights Agreement dated March 9, 2001, by and among Luby’s, Inc., Christopher J. Pappas, and Harris J. Pappas (filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K dated March 9, 2001, and incorporated herein by reference).

10(n)	Purchase Agreement dated March 9, 2001, by and among Luby’s, Inc. Harris J. Pappas, and Christopher J. Pappas (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated March 9, 2001, and incorporated herein by reference).

10(o)	First Amendment to Purchase Agreement dated June 7, 2004, by and among Luby’s, Inc., Harris J. Pappas, and Christopher J. Pappas (filed as Exhibit 4(s) to the Company’s Quarterly Report on Form 10-Q for the quarter ended May 5, 2004, and incorporated herein by reference).

10(p)	Second Amendment dated as of October 29, 2007 to Purchase Agreement, dated March 9, 2001, by and between Luby’s, Inc., Harris J. Pappas and Christopher J. Pappas (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K dated October 30, 2007, and incorporated herein by reference).

10(q)	Luby’s, Inc. Amended and Restated Nonemployee Director Phantom Stock Plan effective September 28, 2001 (filed as Exhibit 10(dd) to the Company’s Quarterly Report on Form 10-Q for the quarter ended February 13, 2002, and incorporated herein by reference).*

10(r)	Form of Indemnification Agreement entered into between Luby’s, Inc. and each member of its Board of Directors initially dated July 23, 2002 (filed as Exhibit 10(gg) to the Company’s Annual Report on Form 10-K for the fiscal year ended August 28, 2002, and incorporated herein by reference).

10(s)	Amended and Restated Affiliate Services Agreement dated July 23, 2002, by and among Luby’s, Inc., Pappas Restaurants, L.P., and Pappas Restaurants, Inc. (filed as Exhibit 10(hh) to the Company’s Annual Report on Form 10-K for the fiscal year ended August 28, 2002, and incorporated herein by reference).

10(t)	Master Sales Agreement dated July 23, 2002, by and among Luby’s, Inc., Pappas Restaurants, L.P., and Pappas Restaurants, Inc. and Procedure adopted by the Finance and Audit Committee of the Board of Directors on July 23, 2002, pursuant to Section 2.3 of the Master Sales Agreement (filed as Exhibit 10(ii) to the Company’s Annual Report on Form 10-K for the fiscal year ended August 28, 2002, and incorporated herein by reference).

10(u)	Agreement dated June 7, 2004, by and among Luby’s, Inc., Christopher J. Pappas, and Harris J. Pappas (filed as Exhibit 4(s) to the Company’s Quarterly Report on Form 10-Q for the quarter ended May 5, 2004, and incorporated herein by reference).

10(v)	Employment Agreement dated November 9, 2005, between Luby’s, Inc. and Christopher J. Pappas (filed as Exhibit 10(y) to the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2005, and incorporated herein by reference).*

10(w)	Amendment No. 1 dated as of October 29, 2007 to Employment Agreement dated as of March 9, 2001 between Luby’s, Inc. and Christopher J. Pappas (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated October 30, 2007, and incorporated herein by reference).*

10(x)	Employment Agreement dated November 9, 2005, between Luby’s, Inc. and Harris J. Pappas (filed as Exhibit 10(z) to the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2005, and incorporated herein by reference).*

10(y)	Amendment No. 1 dated as of October 29, 2007 to Employment Agreement dated as of March 9, 2001 between Luby’s, Inc. and Harris J. Pappas (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K dated October 30, 2007, and incorporated herein by reference).*

10(z)	Form of Restricted Stock Award Agreement pursuant to the Luby’s Incentive Stock Plan. (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated November 15, 2007, and incorporated herein by reference).

10(aa)	Form of Incentive Stock Option Award Agreement pursuant to the Luby’s Incentive Stock Plan. (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K dated November 15, 2007, and incorporated herein by reference).

11	Statement regarding computation of Per Share Earnings.**

14(a)	Policy Guide on Standards of Conduct and Ethics applicable to all employees, as well as the board of directors (filed as Exhibit 14(a) to the Company’s Annual Report on Form 10-K for the fiscal year ended August 27, 2003, and incorporated herein by reference).

14(b)	Supplemental Standards of Conduct and Ethics for the Chief Executive Officer, Chief Financial Officer, Controller, and all senior financial officers (filed as Exhibit 14(b) to the Company’s Annual Report on Form 10-K for the fiscal year ended August 27, 2003, and incorporated herein by reference).

21	Subsidiaries of registrant.

23.1	Consent of Grant Thornton LLP.

23.2	Consent of Ernst & Young LLP.

31.1	Rule 13a-14(a)/15d-14(a) certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Rule 13a-14(a)/15d-14(a) certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Section 1350 certification of the Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Section 1350 certification of the Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99(a)	Corporate Governance Guidelines of Luby’s, Inc., as amended October 28, 2004. (filed as Exhibit 99(a) to the Company’s Annual Report on Form 10-K for the fiscal year ended August 29, 2007, and incorporated herein by reference).

*	Denotes management contract or compensatory plan or arrangement.
**	Information required to be presented in Exhibit 11 is provided in Note 14 “Earnings Per Share” of the Notes to Consolidated Financial Statements under Part II, Item 8 of this Form 10-K in accordance with the provisions of FASB Statement of Financial Accounting Standards (SFAS) No. 128, Earnings per Share.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

November 7, 2008		LUBY’S, INC.
Date		(Registrant)

By:	/s/ CHRISTOPHER J. PAPPAS
Christopher J. Pappas
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature and Date	Name and Title

/s/ GASPER MIR, III November 7, 2008	Gasper Mir, III, Director and Chairman of the Board

/s/ CHRISTOPHER J. PAPPAS November 7, 2008	Christopher J. Pappas, Director, President and Chief Executive Officer

/s/ HARRIS J. PAPPAS November 7, 2008	Harris J. Pappas, Director, and Chief Operating Officer

/s/ K. SCOTT GRAY November 7, 2008	K. Scott Gray, Senior Vice President and Chief Financial Officer

/s/ JUDITH B. CRAVEN November 7, 2008	Judith B. Craven, Director

/s/ ARTHUR R. EMERSON November 7, 2008	Arthur R. Emerson, Director

/s/ JILL GRIFFIN November 7, 2008	Jill Griffin, Director

/s/ J.S.B. JENKINS November 7, 2008	J.S.B. Jenkins, Director

/s/ FRANK MARKANTONIS November 7, 2008	Frank Markantonis, Director

/s/ JOE C. MCKINNEY November 7, 2008	Joe C. McKinney, Director

/s/ JIM W. WOLIVER November 7, 2008	Jim W. Woliver, Director

EXHIBIT INDEX

3(a)	Certificate of Incorporation of Luby’s, Inc. as currently in effect (filed as Exhibit 3(b) to the Company’s Quarterly Report on Form 10-Q for the quarter ended February 28, 1999, and incorporated herein by reference).

3(b)	Luby’s, Inc. Amended Bylaws dated July 9, 2008, as currently in effect (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K dated July 14, 2008, and incorporated herein by reference).

4(a)	Description of Common Stock Purchase Rights of Luby’s Cafeterias, Inc., incorporated herein by reference to Item 1 of the Company’s amended Registration Statement on Form 8-A/A filed on October 30, 2007.

4(b)	Amendment No. 1 dated December 19, 1991, to Rights Agreement dated April 16, 1991 (filed as Exhibit 4(b) to the Company’s Quarterly Report on Form 10-Q for the quarter ended November 30, 1991, and incorporated herein by reference).

4(c)	Amendment No. 2 dated February 7, 1995, to Rights Agreement dated April 16, 1991 (filed as Exhibit 4(d) to the Company’s Quarterly Report on Form 10-Q for the quarter ended February 28, 1995, and incorporated herein by reference).

4(d)	Amendment No. 3 dated May 29, 1995, to Rights Agreement dated April 16, 1991 (filed as Exhibit 4(d) to the Company’s Quarterly Report on Form 10-Q for the quarter ended May 31, 1995, and incorporated herein by reference).

4(e)	Amendment No. 4 dated March 8, 2001, to Rights Agreement dated April 16, 1991 (filed as Exhibit 99.1 to Amendment No. 4 to the Company’s Registration Statement on Form 8-A/A on March 22, 2001, and incorporated herein by reference).

4(f)	Amendment No. 5 dated February 26, 2004, to Rights Agreement dated April 16, 1991 between Luby’s, Inc. and American Stock Transfer & Trust, as Rights Agent (filed as Exhibit 1 to the Company’s Registration Statement on Form 8-A/A on April 14, 2004, and incorporated herein by reference).

4(g)	Amendment No. 6 dated March 20, 2006, to Rights Agreement dated April 16, 1991 between Luby’s, Inc. and American Stock Transfer & Trust, as Rights Agent (filed as Exhibit 1 to the Company’s Registration Statement on Form 8-A/A on March 23, 2007, and incorporated herein by reference).

4(h)	Amendment No. 7 dated October 29, 2007, to Rights Agreement dated April 16, 1991 between Luby’s, Inc. and American Stock Transfer & Trust, as Rights Agent (filed as Exhibit 1 to the Company’s Registration Statement on Form 8-A/A on October 30, 2007, and incorporated herein by reference).

4(i)	Credit Agreement dated July 13, 2007, among Luby’s, Inc., the lenders party thereto, Wells Fargo Bank, National Association, as Administrative Agent, and Amegy Bank, National Association, as Syndication Agent (filed as Exhibit 4(i) to the Company’s Annual Report on Form 10-K for the fiscal year ended August 29, 2007, and incorporated herein by reference).

10(a)	Management Incentive Stock Plan of Luby’s Cafeterias, Inc. (filed as Exhibit 10(i) to the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 1989, and incorporated herein by reference).*

10(b)	Amendment to Management Incentive Stock Plan of Luby’s Cafeterias, Inc. adopted January 14, 1997 (filed as Exhibit 10(k) to the Company’s Quarterly Report on Form 10-Q for the quarter ended February 28, 1997, and incorporated herein by reference).*

10(c)	Nonemployee Director Deferred Compensation Plan of Luby’s Cafeterias, Inc. adopted October 27, 1994 (filed as Exhibit 10(g) to the Company’s Quarterly Report on Form 10-Q for the quarter ended November 30, 1994, and incorporated herein by reference).*

10(d)	Amendment to Nonemployee Director Deferred Compensation Plan of Luby’s Cafeterias, Inc. adopted January 14, 1997 (filed as Exhibit 10(m) to the Company’s Quarterly Report on Form 10-Q for the quarter ended February 28, 1997, and incorporated herein by reference).*

10(e)	Amendment to Nonemployee Director Deferred Compensation Plan of Luby’s Cafeterias, Inc. adopted March 19, 1998 (filed as Exhibit 10(o) to the Company’s Quarterly Report on Form 10-Q for the quarter ended February 28, 1998, and incorporated herein by reference).*

10(f)	Amended and Restated Nonemployee Director Stock Plan of Luby’s, Inc. adopted January 20, 2005, as amended January 24, 2007, as amended April 14, 2008.

10(g)	Luby’s Cafeterias, Inc. Supplemental Executive Retirement Plan dated May 30, 1996 (filed as Exhibit 10(j) to the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 1996, and incorporated herein by reference).*

10(h)	Amendment to Luby’s Cafeterias, Inc. Supplemental Executive Retirement Plan adopted January 14, 1997 (filed as Exhibit 10(r) to the Company’s Quarterly Report on Form 10-Q for the quarter ended February 28, 1997, and incorporated herein by reference).*

10(i)	Amendment to Luby’s Cafeterias, Inc. Supplemental Executive Retirement Plan adopted January 9, 1998 (filed as Exhibit 10(u) to the Company’s Quarterly Report on Form 10-Q for the quarter ended February 28, 1998, and incorporated herein by reference).*

10(j)	Amendment to Luby’s Cafeterias, Inc. Supplemental Executive Retirement Plan adopted May 21, 1999 (filed as Exhibit 10(q) to the Company’s Quarterly Report on Form 10-Q for the quarter ended May 31, 1999, and incorporated herein by reference.)*

10(k)	Luby’s Incentive Stock Plan adopted October 16, 1998 (filed as Exhibit 10(cc) to the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 1998, and incorporated herein by reference).*

10(l)	Amended and Restated Luby’s Incentive Stock Plan adopted January 19, 2006 (filed as Exhibit 10(ee) to the Company’s Quarterly Report on Form 10-Q for the quarter ended February 15, 2006, and incorporated herein by reference).*

10(m)	Registration Rights Agreement dated March 9, 2001, by and among Luby’s, Inc., Christopher J. Pappas, and Harris J. Pappas (filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K dated March 9, 2001, and incorporated herein by reference).

10(n)	Purchase Agreement dated March 9, 2001, by and among Luby’s, Inc. Harris J. Pappas, and Christopher J. Pappas (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated March 9, 2001, and incorporated herein by reference).

10(o)	First Amendment to Purchase Agreement dated June 7, 2004, by and among Luby’s, Inc., Harris J. Pappas, and Christopher J. Pappas (filed as Exhibit 4(s) to the Company’s Quarterly Report on Form 10-Q for the quarter ended May 5, 2004, and incorporated herein by reference).

10(p)	Second Amendment dated as of October 29, 2007 to Purchase Agreement, dated March 9, 2001, by and among Luby’s, Inc., Harris J. Pappas and Christopher J. Pappas (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K dated October 30, 2007, and incorporated herein by reference).

10(q)	Luby’s, Inc. Amended and Restated Nonemployee Director Phantom Stock Plan effective September 28, 2001 (filed as Exhibit 10(dd) to the Company’s Quarterly Report on Form 10-Q for the quarter ended February 13, 2002, and incorporated herein by reference).*

10(r)	Form of Indemnification Agreement entered into between Luby’s, Inc. and each member of its Board of Directors initially dated July 23, 2002 (filed as Exhibit 10(gg) to the Company’s Annual Report on Form 10-K for the fiscal year ended August 28, 2002, and incorporated herein by reference).

10(s)	Amended and Restated Affiliate Services Agreement dated July 23, 2002, by and among Luby’s, Inc., Pappas Restaurants, L.P., and Pappas Restaurants, Inc. (filed as Exhibit 10(hh) to the Company’s Annual Report on Form 10-K for the fiscal year ended August 28, 2002, and incorporated herein by reference).

10(t)	Master Sales Agreement dated July 23, 2002, by and among Luby’s, Inc., Pappas Restaurants, L.P., and Pappas Restaurants, Inc. and Procedure adopted by the Finance and Audit Committee of the Board of Directors on July 23, 2002, pursuant to Section 2.3 of the Master Sales Agreement (filed as Exhibit 10(ii) to the Company’s Annual Report on Form 10-K for the fiscal year ended August 28, 2002, and incorporated herein by reference).

10(u)	Agreement dated June 7, 2004, by and among Luby’s, Inc., Christopher J. Pappas, and Harris J. Pappas (filed as Exhibit 4(s) to the Company’s Quarterly Report on Form 10-Q for the quarter ended May 5, 2004, and incorporated herein by reference).

10(v)	Employment Agreement dated November 9, 2005, between Luby’s, Inc. and Christopher J. Pappas. (filed as Exhibit 10(y) to the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2005, and incorporated herein by reference).*

10(w)	Amendment No. 1 dated as of October 29, 2007 to Employment Agreement dated as of March 9, 2001 between Luby’s, Inc. and Christopher J. Pappas (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated October 30, 2007, and incorporated herein by reference).*

10(x)	Employment Agreement dated November 9, 2005, between Luby’s, Inc. and Harris J. Pappas (filed as Exhibit 10(z) to the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2005, and incorporated herein by reference).*

10(y)	Amendment No. 1 dated as of October 29, 2007 to Employment Agreement dated as of March 9, 2001 between Luby’s, Inc. and Harris J. Pappas (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K dated October 30, 2007, and incorporated herein by reference).*

10(z)	Form of Restricted Stock Award Agreement pursuant to the Luby’s Incentive Stock Plan. (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated November 15, 2007, and incorporated herein by reference).

10(aa)	Form of Incentive Stock Option Award Agreement pursuant to the Luby’s Incentive Stock Plan. (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K dated November 15, 2007, and incorporated herein by reference).

11	Statement regarding computation of Per Share Earnings.**

14(a)	Policy Guide on Standards of Conduct and Ethics applicable to all employees, as well as the board of directors (filed as Exhibit 14(a) to the Company’s Annual Report on Form 10-K for the fiscal year ended August 27, 2003, and incorporated herein by reference).

14(b)	Supplemental Standards of Conduct and Ethics for the Chief Executive Officer, Chief Financial Officer, Controller, and all senior financial officers (filed as Exhibit 14(b) to the Company’s Annual Report on Form 10-K for the fiscal year ended August 27, 2003, and incorporated herein by reference).

21	Subsidiaries of Registrant.

23.1	Consent of Grant Thornton LLP.

23.2	Consent of Ernst & Young LLP.

31.1	Rule 13a-14(a)/15d-14(a) certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Rule 13a-14(a)/15d-14(a) certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Section 1350 certification of the Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Section 1350 certification of the Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99(a)	Corporate Governance Guidelines of Luby’s, Inc., as amended October 28, 2004. (filed as Exhibit 99(a) to the Company’s Annual Report on Form 10-K for the fiscal year ended August 29, 2007, and incorporated herein by reference).

*	Denotes management contract or compensatory plan or arrangement.
**	Information required to be presented in Exhibit 11 is provided in Note 14 “Earnings Per Share” of the Notes to Consolidated Financial Statements under Part II, Item 8 of this Form 10-K in accordance with the provisions of FASB Statement of Financial Accounting Standards (SFAS) No. 128, Earnings per Share.