Form 10-Q
period 2008-11-19
LUBYS INC
filed 2008-12-19
CIK 16099

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 19, 2008

or

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

As of December 10, 2008, there were 27,959,618 shares of the registrant’s common stock outstanding.

Luby’s, Inc.

Form 10-Q

Quarter ended November 19, 2008

Additional Information

We file reports with the Securities and Exchange Commission, including annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K. The public may read and copy any materials we file with the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. We are an electronic filer, and the SEC maintains an Internet site at http://www.sec.gov that contains the reports, proxy and information statements, and other information that we file electronically. Our website address is http://www.lubys.com. Please note that our website address is provided as an inactive textual reference only. We make available free of charge through our website the annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports as soon as reasonably practicable after such material is electronically filed with or furnished to the SEC. The information provided on our website is not part of this report, and is therefore not incorporated by reference unless such information is specifically referenced elsewhere in this report.

Part I - FINANCIAL INFORMATION

Item 1.	Financial Statements

Luby’s, Inc.

Consolidated Balance Sheets

(In thousands, except share data)

	November 19, 2008	August 27, 2008
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$2,353	$4,566
Trade accounts and other receivables, net	3,940	3,368
Food and supply inventories	3,993	3,048
Prepaid expenses	2,677	1,627
Deferred income taxes	1,690	1,580

Total current assets	14,653	14,189
Property and equipment, net	197,413	198,118
Long-term investments	8,025	8,525
Property held for sale	6,334	5,282
Other assets	383	407

Total assets	$226,808	$226,521

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$16,814	$14,268
Accrued expenses and other liabilities	18,594	17,712

Total current liabilities	35,408	31,980
Other liabilities	5,292	6,592

Total liabilities	40,700	38,572

Commitments and Contingencies
SHAREHOLDERS’ EQUITY
Common stock, $0.32 par value; 100,000,000 shares authorized; Shares issued were 28,446,443 and 28,439,214, respectively; Shares outstanding were 27,946,443 and 27,939,214, respectively	9,105	9,101
Paid-in capital	20,752	20,405
Retained earnings	161,026	163,218
Less cost of treasury stock, 500,000 shares	(4,775)	(4,775)

Total shareholders’ equity	186,108	187,949

Total liabilities and shareholders’ equity	$226,808	$226,521

The accompanying notes are an integral part of these consolidated financial statements.

Luby’s, Inc.

Consolidated Statements of Operations (unaudited)

(In thousands except per share data)

	Quarter Ended
	November 19, 2008	November 21, 2007
	(84 days)	(84 days)
SALES:
Restaurant sales	$65,945	$71,634
Culinary contract services	3,002	1,728

TOTAL SALES	68,947	73,362
COSTS AND EXPENSES:
Cost of food	18,245	19,657
Payroll and related costs	24,643	24,438
Other operating expenses	16,522	15,744
Opening costs	153	—
Cost of culinary contract services	2,660	1,578
Depreciation and amortization	4,365	3,956
General and administrative expenses	6,110	5,968
Provision for asset impairments, net	—	717
Net (gain) loss on disposition of property and equipment	(210)	316

Total costs and expenses	72,488	72,374

INCOME (LOSS) FROM OPERATIONS	(3,541)	988
Interest income	119	298
Interest expense	(86)	(51)
Interest related to income taxes	—	1,897
Other income, net	258	182

Income (loss) before income taxes and discontinued operations	(3,250)	3,314
Provision (benefit) for income taxes	(1,107)	(1,494)

Income (loss) from continuing operations	(2,143)	4,808
Discontinued operations, net of income taxes	(49)	(37)

NET INCOME (LOSS)	$(2,192)	$4,771

Income (loss) per share from continuing operations:
Basic	$(0.08)	$0.18
Assuming dilution	$(0.08)	$0.17
Loss per share from discontinued operations:
Basic	$—	$—
Assuming dilution	$—	$—
Net income (loss) per share
Basic	$(0.08)	$0.18
Assuming dilution	$(0.08)	$0.17
Weighted average shares outstanding:
Basic	27,944	26,883
Assuming dilution	27,944	27,597

The accompanying notes are an integral part of these consolidated financial statements.

Luby’s, Inc.

Consolidated Statement of Shareholders’ Equity (unaudited)

(In thousands)

	Common Stock						Total Shareholders’ Equity
	Issued		Treasury		Paid-In Capital	Retained Earnings
	Shares	Amount	Shares	Amount
BALANCE AT AUGUST 27, 2008	28,439	$9,101	(500)	$(4,775)	$20,405	$163,218	$187,949
Net loss	—	—	—	—	—	(2,192)	(2,192)
Common stock issued under nonemployee director benefit plans	7	2	—	—	66	—	68
Share-based compensation expense	—	2	—	—	281	—	283

BALANCE AT NOVEMBER 19, 2008	28,446	$9,105	(500)	$(4,775)	$20,752	$161,026	$186,108

The accompanying notes are an integral part of these consolidated financial statements.

Luby’s, Inc.

Consolidated Statements of Cash Flows (unaudited)

(In thousands)

	Quarter Ended
	November 19, 2008	November 21, 2007
	(84 days)	(84 days)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(2,192)	$4,771
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Provision for asset impairments, net of gains and losses on property sales	(210)	1,033
Depreciation and amortization	4,365	3,956
Amortization of debt issuance cost	20	21
Non-cash compensation expense	68	57
Share-based compensation expense	283	259
Interest related to income taxes	—	(1,897)
Deferred tax provision	1,264	2,359

Cash provided by operating activities before changes in operating assets and liabilities	3,598	10,559
Changes in operating assets and liabilities:
Increase in trade accounts and other receivables, net	(572)	(1,524)
Increase in food and supply inventories	(945)	(1,568)
Increase in prepaid expenses and other assets	(1,070)	(1,460)
Increase in accounts payable, accrued expenses and other liabilities	642	837

Net cash provided by operating activities	1,653	6,844

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from redemption or maturity of short-term investments	—	(23,800)
Purchases of short-term investments	—	2,000
Proceeds from redemption or maturity of long-term investments	500	—
Proceeds from disposal of assets and property held for sale	1,111	15
Purchases of property and equipment	(5,477)	(7,888)

Net cash used in investing activities	(3,866)	(29,673)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from revolving credit facility	5,000	—
Repayments	(5,000)	—
Proceeds received on the exercise of stock options	—	11,200

Net cash provided by financing activities	—	11,200

Net decrease in cash and cash equivalents	(2,213)	(11,629)
Cash and cash equivalents at beginning of period	4,566	17,514

Cash and cash equivalents at end of period	$2,353	$5,885

Cash paid for:
Income taxes	$—	$172
Interest	67	25

The accompanying notes are an integral part of these consolidated financial statements.

Luby’s, Inc.

Notes to Consolidated Financial Statements (unaudited)

November 19, 2008

Note 1. Basis of Presentation

The accompanying unaudited consolidated financial statements of Luby’s, Inc. (the “Company” or “Luby’s”) have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements as they are prepared for the Company’s Annual Report on Form 10-K. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the period ended November 19, 2008 are not necessarily indicative of the results that may be expected for the fiscal year ending August 26, 2009.

The balance sheet dated August 27, 2008, included in this Form 10-Q, has been derived from the audited financial statements at that date. However, this Form 10-Q does not include all of the information and footnotes required by GAAP for an annual filing of complete financial statements. Therefore, these financial statements should be read in conjunction with the consolidated financial statements and footnotes included in Luby’s Annual Report on Form 10-K for the fiscal year ended August 27, 2008.

Certain accounts and prior period results have been reclassified to provide more meaningful comparability to the Company’s current presentation.

Note 2. Hurricane Ike

Hurricane Ike struck southeast Texas in September 2008 causing massive power outages and inflicting wide-spread damage in the greater Houston area. Over 40 Luby’s locations in the Houston area were closed over varying lengths of time due to the storm. Restaurant sales were negatively impacted by approximately 273 days in the aggregate when some of our locations were unable to open due to storm damage or loss of power. We estimate approximately $1.5 million in lost sales from these store closures partially offset by post hurricane sales. During the quarter, we incurred direct costs of $0.9 million for damages, auxiliary power, food loss and other miscellaneous costs. We are seeking to recover a portion of lost profits, property damages, and some expenses incurred through insurance claims.

Note 3. Fair Value Measurement

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement No. 157, Fair Value Measurements, which defines fair value, establishes a framework for using fair value to measure assets and liabilities, and expands disclosure about fair value measurements. FAS 157 applies whenever other statements require or permit asset or liabilities to be measured at fair value. The Company adopted the provisions of FAS 157 at the beginning of the first quarter of fiscal year 2009.

FAS 157 establishes a three-tier fair value hierarchy, which prioritizes the inputs used to measure fair value. These tiers include:

•

Level 1: Defined as observable inputs such as quoted prices in active markets for identical assets or liabilities as of the reporting date. Active markets are those in which transactions for the asset or liability occur in sufficient frequency and volume to provide pricing information on an ongoing basis.

•

Level 2: Defined as pricing inputs other than quoted prices in active markets included in Level 1, which are either directly or indirectly observable as of the reporting date. Level 2 includes those financial instruments that are valued using models or other valuation methodologies. These models are primarily industry-standard models that consider various assumptions, including quoted forward prices for commodities, time value, volatility factors, and current market and contractual prices for the underlying instruments, as well as other relevant economic measures.

•

Level 3: Defined as pricing inputs that are unobservable from objective sources. These inputs may be used with internally developed methodologies that result in management’s best estimate of fair value.

As of November 19, 2008, the Company held auction rate securities which are classified as available-for-sale investments in long-term investments on the balance sheet and are required to be measured at fair value on a recurring basis. As discussed in Note 5 below, the continued illiquidity in the auction rate market has affected the fair market value of the Company’s auction rate securities because the auctions continue to fail. Therefore, in absence of an active market, the Company estimated the fair value of these investments using price submissions from traders specializing in the securities. These traders considered, among other items, the collateralization underlying the security, the creditworthiness of the counterparty, the timing of the expected future cash flows, the investments interest rate compared to like investments and the current illiquidity of the investments, and the expectation of the next time the security is expected to have a successful auction.

Although management currently has the intent and believes it has the ability to hold the Company’s auction rate securities until maturity or until the securities can be sold for par value, there is no certainty in the long-term. The market for the Company auction rate securities has not been liquid for an extended time and the credit risk of the security issuers and related insurers is uncertain. Therefore, the Company considers the impairment of its auction rate securities to be “other-than-temporary”.

As a result of the “other-than-temporary”, decline in fair value of the Company’s auction rate securities investments, which the Company attributes to liquidity issues rather than credit issues, the Company recorded a realized holding loss of approximately $0.8 million charge to earnings during the fourth quarter of fiscal year 2008. The securities increased in value during the first quarter of fiscal year 2009. However, any recoveries of previous realized losses will not be recorded until the security is sold. Any future decrease in fair value related to these investments will increase our realized loss.

The assets measured at fair value on a recurring basis subject to the disclosure requirements of FAS 157 at November 19, 2008 were as follows (in thousands):

	Fair Value Measurement at Reporting Date Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Auction rate securities investments, par value	$—	$—	$8,850
Total gains or losses (realized and unrealized):
Included in net income (loss)	—	—	(825)

Balance at November 19, 2008	$—	$—	$8,025

Note 4. Accounting Periods

The Company’s fiscal year ends on the last Wednesday in August. As such, each fiscal year normally consists of 13 four-week periods, accounting for 364 days. Each of the first three quarters of each fiscal year consists of three four-week periods (12 weeks), while the fourth quarter normally consists of four four-week periods (16 weeks). Comparability between accounting periods will be affected by varying lengths of the periods, as well as the seasonality associated with the restaurant business.

Note 5. Investments

Short-term Investments

Short-term investments include securities of two types; securities held-to-maturity are reported at amortized cost and available-for-sale securities reported at fair value with unrealized gains and losses excluded from earnings and reported in shareholders’ equity unless such losses are considered “other than temporary”. No realized or unrealized gains or losses were recognized on these investments during the fiscal years ended August 29, 2007 and August 27, 2008. As of November 19, 2008 and August 27, 2008, the Company held no securities as short-term investments.

Long-term Investments

During the first quarter of fiscal year 2009, $0.5 million of auction rate municipal bonds were called at their par value by the issuer. No gain or loss was recognized. At November 19, 2008, the Company held $8.85 million, par value ($8.03 million, net book value) in auction rate municipal bonds as long-term investments. Although the value of the auction rate securities increased during the first quarter of fiscal year 2009, no realized or unrealized gains or losses were recorded.

As of August 27, 2008, the Company recorded $9.35 million, par value ($8.53 million, fair value) in auction rate municipal bonds as long-term investments. The adjustment to fair value was recorded in fiscal year 2008 based on the continued illiquidity of the auction rate securities market and a valuation of the securities. The realized $0.82 million loss is considered “other-than-temporary” and was recorded as a charge to earnings.

Currently, there are no active markets for the Company’s auction rate securities. Therefore, the Company estimated the fair value using price submissions from traders specializing in the securities. Based on price submissions and on the possible long-term illiquidity of the markets, the Company recognized an “other than temporary” impairment in the fourth quarter of fiscal year 2008.

The auction rate municipal securities are long-term debt obligations that are secured by certain revenue streams (airport, sewer, hospital, etc.). These auction rate securities have insurance policies guaranteeing each of the bonds payment of principal and accrued interest, as scheduled, if the issuer is unable to service the debt and has been issued ratings ranging from A2 – Aaa (Moody’s) and A – AAA (Standard and Poor’s). The bonds have experienced this disparity in credit ratings because of the insurance company’s revised credit ratings issued by Moody’s and Standard and Poor’s. If these securities continue to fail at auction, interest income will continue to accrue at a designated benchmark rate plus a premium; otherwise, they will be sold. At each of the resets between February 12, 2008 and November 19, 2008, the Company received all accrued interest due.

When the market stopped normal trading on February 12, 2008 and auctions began overwhelmingly to fail, the Company had sale orders on all of its holdings and all but three of the auctions failed. Of the bonds that were successfully sold, the Company received par value of $8.3 million plus accrued interest on the bonds.

These municipal bonds have underlying maturity dates ranging from June 1, 2019 through February 1, 2042 and taxable equivalent yield rates ranging from 3.07% to 4.01%. Historically, the auction process allowed investors to obtain immediate liquidity by selling the securities at their face amounts. Liquidity for these securities was historically provided by entering sales orders through a Dutch-auction process that resets interest rates on these investments every 7, 28 or 35 days. However, the disruptions in the credit markets have continued to adversely affect the auction market for these types of securities.

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

Note 6. Income Taxes

For the quarter ended November 19, 2008, including both continuing and discontinued operations, the Company generated a gross taxable loss of approximately $1.5 million. No cash payments of estimated income taxes were made during the first quarter of fiscal year 2009.

Deferred tax assets and liabilities are recorded based on differences between the financial reporting basis and the tax basis of assets and liabilities using currently enacted rates and laws that will be in effect when the differences are expected to reverse. Deferred tax assets are recognized to the extent future taxable income is expected to be sufficient to utilize those assets prior to their expiration. If current available information raises doubt about the realization of the deferred tax assets, a valuation allowance would be necessary. A valuation allowance for deferred tax assets may be required if recovery of prior taxes by carrying back current losses to prior years is not available, if the Company projects lower levels of future taxable income, or if the Company recently experienced consecutive pretax losses. Such a valuation allowance would be established through a charge to income tax expense which would adversely affect the Company’s reported operating results. During the first quarter of fiscal year 2009, the Company did not record a charge to establish a valuation allowance against its deferred tax assets.

Management believes that adequate provisions for income taxes have been reflected in the financial statements and is not aware of any significant exposure items that have not been reflected in the financial statements. Amounts considered probable of settlement within one year have been included in the accrued expenses and other liabilities in the accompanying consolidated balance sheet.

Note 7. Property and Equipment

The cost and accumulated depreciation of property and equipment at November 19, 2008 and August 27, 2008, together with the related estimated useful lives used in computing depreciation and amortization, were as follows:

	November 19, 2008	August 27, 2008	Estimated Useful Lives
	(In thousands)
Land	$53,270	$53,904	—
Restaurant equipment and furnishings	122,088	120,426	3 to 15 years
Buildings	182,924	183,385	20 to 33 years
Leasehold and leasehold improvements	20,950	20,923	Lesser of lease term or estimated useful life
Office furniture and equipment	6,047	6,029	3 to 10 years
Construction in progress	2,208	880	—

	387,487	385,547
Less accumulated depreciation and amortization	(190,074)	(187,429)

Property and equipment, net	$197,413	$198,118

Note 8. Impairment of Long-Lived Assets and Property Held for Sale

Impairment of Long-Lived Assets and Store Closings

The Company periodically evaluates long-lived assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company estimates future cash flows expected to result from the use and possible disposition of the asset and will recognize an impairment loss when the sum of the undiscounted estimated future cash flows is less than the carrying amounts of such assets. The estimates of future cash flows, based on reasonable and supportable assumptions and projections, require management’s subjective judgments. The span of time for which future cash flows are estimated is often lengthy, which increases the sensitivity to assumptions made. Depending on the assumptions and estimates used, the estimated future cash flows projected in the evaluation of long-lived assets can vary within a wide range of outcomes. The Company considers the likelihood of possible outcomes in determining the best estimate of future cash flows. The measurement for such an impairment loss is then based on the fair value of the asset as determined by either discounted cash flows, appraisals or the estimated net proceeds upon sale. With respect to continuing operations, writedowns associated with these impairment analyses, as well as actual exit costs incurred for store closings are reflected in the “Provision for Asset Impairments.”

Property Held for Sale

At November 19, 2008, the Company had a total of six owned properties and four ground leases recorded at approximately $6.3 million in property held for sale. The Company is actively marketing the locations currently classified as property held for sale.

In the first quarter of fiscal year 2009, one owned property was sold and removed from property held for sale. Also, in the first quarter of fiscal year 2009, one owned property and one ground lease property were closed and classified as property held for sale.

At August 27, 2008, the Company had a total of six owned properties and three ground leases recorded at approximately $5.3 million in property held for sale.

Property held for sale consists of already-closed restaurant properties and are valued at the lower of net depreciable value or net realizable value.

The Company’s results of discontinued operations will be affected by the disposal of two of the ten properties held for sale to the extent proceeds from the sales exceed or are less than net book value.

Note 9. Commitments and Contingencies

Off-Balance Sheet Arrangements

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

Note 10. Related Parties

Affiliate Services

The Company’s Chief Executive Officer, Christopher J. Pappas, and Chief Operating Officer, Harris J. Pappas, own two restaurant entities (the “Pappas entities”) that may provide services to the Company and its subsidiaries, as detailed in the Master Sales Agreement dated December 9, 2005 among the Company and the Pappas entities.

Under the terms of the Master Sales Agreement, the Pappas entities may provide specialized (customized) equipment fabrication and basic equipment maintenance, including stainless steel stoves, shelving, rolling carts, and chef tables. The total costs under the Master Sales Agreement of custom-fabricated and refurbished equipment in the first quarter of each of fiscal year 2009 and 2008 were $150,154 and $132,117, respectively. The increase in the first quarter of fiscal year 2009 was primarily due to new restaurant openings. Services provided under this agreement are subject to review and approval by the Finance and Audit Committee.

Operating Leases

The Company previously leased property from the Pappas entities, used to accommodate the Company’s in-house repair and fabrication center, and was referred to as the Houston Service Center. The Company terminated this lease in August 2008. The Company paid zero and $13,600, in the first quarter of each of fiscal years 2009 and 2008, respectively, pursuant to the terms of this lease. The Company leases a new property that combines both the offices of the Company’s Facility Services and Warehouse Operations, from an unrelated third party. The property is approximately 60,000 square feet.

The Company also previously leased approximately 27,000 square feet of warehouse space from the Pappas entities to complement the Houston Service Center, at a monthly rate of approximately $0.21 per square foot. The Company paid zero and $11,118 in the first quarter of each of fiscal years 2009 and 2008, respectively, pursuant to the terms of this lease. On February 29, 2008, the Company terminated this lease with the Pappas entities.

In the third quarter of fiscal 2004, Messrs. Pappas became partners in a limited partnership which purchased a retail strip center in Houston, Texas. Messrs. Pappas collectively own a 50% limited partnership interest and a 50% general partnership interest in the limited partnership. A third party company manages the center. One of the Company’s restaurants has rented approximately 7% of the space in that center since July 1969. No changes were made to the Company’s lease terms as a result of the transfer of ownership of the center to the new partnership. The Company made payments of $46,300 and $43,896 in the first quarter of each of fiscal years 2009 and 2008, respectively, under the lease agreement which currently includes an annual base rate of $14.64 per square foot.

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

Affiliated rents paid for the Houston Service Center, the separate storage facility and the Houston property leases combined represented 4.0% and 7.5% of total rents for continuing operations for the first quarter of each of fiscal years 2009 and 2008, respectively.

	Quarter Ended
	November 19, 2008	November 21, 2007
	(84 days)	(84 days)
	(In thousands, except percentages)
AFFILIATED COSTS INCURRED:
General and administrative expenses – professional and other costs	$50	$38
Capital expenditures – custom-fabricated and refurbished equipment and furnishings	150	132
Other operating expenses and opening costs, including property leases	50	77

Total	$250	$247

RELATIVE TOTAL COMPANY COSTS:
General and administrative expenses	$6,110	$5,968
Capital expenditures	5,477	7,888
Other operating expenses and opening costs	16,675	15,744

Total	$28,262	$29,600

AFFILIATED COSTS INCURRED AS A PERCENTAGE OF RELATIVE TOTAL COMPANY COSTS
Fiscal year to date	0.88%	0.83%

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

Key Management Personnel

In November 2005, Christopher and Harris Pappas entered into new employment agreements that were subsequently amended in November 2008 to extend the termination date thereof to August 2010. Both continue to devote their primary time and business efforts to the Company while maintaining their roles at Pappas Restaurants, Inc.

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

Paulette Gerukos, Vice President of Human Resources of the Company, is the sister-in-law of Harris J. Pappas, the Chief Operating Officer.

Note 11. Share-Based Compensation

Stock Options

The Company has an Incentive Stock Plan for officers and employees together (“Employee Stock Plans”) and a Non-employee Director Stock Option Plan for non-employee directors. These plans authorize the granting of stock options, restricted stock and other types of awards consistent with the purpose of the plans. The number of shares authorized for issuance under the Company’s plans as of November 19, 2008 totals approximately 2.9 million, of which approximately 1.7 million shares are available for future issuance. Stock options granted under the Incentive Stock Plan and the Non-employee Director Stock Option Plan have an exercise price equal to the market price of the Company’s common stock at the date of grant. Option awards under the Employee Stock Plans generally vest 25% each year on the anniversary of the grant date and expire six to ten years from the grant date. Option awards under the Non-employee Director Stock Option Plan generally vest 100% on the first anniversary of the grant date and expire ten years from the grant date.

In connection with their entry into employment agreements effective March 9, 2001, Messrs. Pappas together were granted an aggregate of approximately 2.2 million stock options at an exercise price of $5.00 per share, which was below the quoted market price on the date of grant. Messrs. Pappas exercised all of these options on October 26, 2007. On March 9, 2001, the Company’s Board of Directors unanimously approved the employment agreements and related stock option grants.

A summary of the Company’s stock option activity for the quarter ended November 19, 2008 is presented below:

	Shares Under Fixed Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
			(Years)	(In thousands)
Outstanding at August 27, 2008	689,254	$10.73	3.90	$145
Granted	—	—
Exercised	—	—
Forfeited or Expired	—	—

Outstanding at November 19, 2008	689,254	10.73	3.67	28

Exercisable at November 19, 2008	421,429	$10.60	3.48	$28

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

A summary of the Company’s restricted stock activity during the first quarter of fiscal year 2008 is presented in the following table:

	Restricted Stock Units	Fair Value	Weighted-Average Remaining Contractual Term	Weighted-Average Grant Date
		(Per share)	(Years)
Unvested at August 27, 2008	95,190	$10.04	1.79	6/11/07
Granted	7,229	7.78	—	10/1/08
Vested	(9,050)	12.30	—	11/15/05

Unvested at November 19, 2008	93,369	$9.64	1.59	9/11/07

Note 12. Earnings Per Share

Basic net income per share is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding for the reporting period. Diluted net income per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. For the calculation of diluted net income per share, the basic weighted average number of shares is increased by the dilutive effect of restricted stock, phantom stock, and stock options determined using the treasury stock method. Stock options with exercise prices exceeding current market prices that were excluded from the computation of net income per share amounted to approximately 653,000 shares and 249,000 shares for the quarters ended November 19, 2008 and November 21, 2007, respectively.

The components of basic and diluted net income per share are as follows:

	Quarter Ended
	November 19, 2008	November 21, 2007
	(84 days)	(84 days)
	(In thousands, except per share data)
Numerator:
Income (loss) from continuing operations	$(2,143)	$4,808

Net income (loss)	$(2,192)	$4,771

Denominator:
Denominator for basic earnings per share – weighted-average shares	27,944	26,883
Effect of potentially dilutive securities:
Employee and non-employee stock options	—	640
Phantom stock	—	30
Restricted stock	—	44

Denominator for earnings per share assuming dilution	27,944	27,597

Income (loss) from continuing operations:
Basic	$(0.08)	$0.18
Assuming dilution	$(0.08)	$0.17

Net income (loss) per share:
Basic	$(0.08)	$0.18
Assuming dilution	$(0.08)	$0.17

Note 13. New Accounting Pronouncements

On August 28, 2008, we adopted SFAS No. 157, Fair Value Measurements, which defines fair value, and SFAS No. 159, the Fair Value Option for Financial Assets and Financial Liabilities including an Amendment of SFAS No. 115, which permits entities to choose to measure many financial instruments and certain other items at fair value. The impact of these statements is reflected on our consolidated financial statements for the first quarter of fiscal year 2009.

In February 2008, the FASB issued FASB Staff Position FAS 157-2, Effective Date of SFAS No. 157, which delayed the effective date of SFAS No. 157 for all non-financial assets and liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis, until August 27, 2009. We have not yet determined the impact, if any, that the implementation of SFAS 157-2, for non-financial assets and liabilities, will have on our consolidated financial statements.

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

In June 2008, the FASB issued FASB Staff Position (“FSP”) EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities (“FSP EITF 03-6-1”). FSP EITF 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting, and therefore need to be included in the earnings allocation in computing earnings per share under the two-class method as described in SFAS No. 128, Earnings per Share. Under the guidance of FSP EITF 03-6-1, unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings-per-share pursuant to the two-class method. FSP EITF 03-6-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008 and all prior-period earnings per share data presented shall be adjusted retrospectively. Early application is not permitted. The Company is assessing the potential impact of this FSP on its earnings per share calculation.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s discussion and analysis of financial condition and results of operations should be read in conjunction with the consolidated financial statements and footnotes for the period ended November 19, 2008 included in Item 1 of Part I of this Quarterly Report on Form 10-Q, and the audited financial statements included in our Annual Report on Form 10-K for the fiscal year ended August 27, 2008.

Overview

As of November 19, 2008, we operated 120 restaurants, of which 119 are traditional cafeterias and one primarily serves seafood. These establishments are located in close proximity to retail centers, business developments and residential areas in four states. Of the 120 restaurants, 89 are located on property that we own and 31 are on leased premises.

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

Hurricane Ike

Hurricane Ike struck southeast Texas in September 2008 causing massive power outages and inflicting wide-spread damage in the greater Houston area. Over 40 Luby’s locations in the Houston area were closed over varying lengths of time due to the storm. Restaurant sales were negatively impacted by approximately 273 days in the aggregate when some of our locations were unable to open due to storm damage or loss of power. We estimate approximately $1.5 million in lost sales from these store closures which were partially offset by post-hurricane sales. During the quarter, we incurred direct costs of $0.9 million for damages, auxiliary power, food loss and other miscellaneous costs. We are seeking to recover a portion of lost profits, property damages, and some expenses incurred through insurance claims.

RESULTS OF OPERATIONS

First Quarter Fiscal Year 2009 compared to First Quarter Fiscal Year 2008

Sales

Total sales decreased approximately $4.4 million, or 6.0%, in the first quarter of fiscal year 2009 compared to the first quarter of fiscal year 2008, consisting of a $5.7 million decrease in restaurant sales and a $1.3 million increase in culinary contract services revenue. The $5.7 million decline in restaurant sales included a $2.6 million reduction in sales related to closed operations. On a same-store basis, sales decreased approximately $4.5 million, or 6.7%, due primarily to declines in guest traffic partially offset by higher menu prices. Excluding the lost sales from Hurricane Ike and the estimated unfavorable calendar shift, same-store sales were down 3.8%.

Cost of Food

Food costs decreased approximately $1.4 million, or 7.2%, in the first quarter of fiscal year 2009 compared to fiscal year 2008 due to lower sales volumes. As a percentage of restaurant sales, food costs increased 0.3%, to 27.7% in the first quarter of fiscal year 2009 compared to 27.4% in the first quarter of fiscal year 2008, primarily due to increased commodity costs in oils, shortenings, beef, fresh produce and seafood partially offset by higher menu prices.

Payroll and Related Costs

Payroll and related costs increased approximately $0.2 million in the first quarter of fiscal year 2009 compared to fiscal year 2008 due primarily to higher wage rates. As a percentage of restaurant sales, these costs increased 3.3%, to 37.4% in the first quarter of fiscal year 2009 compared to 34.1% in the first quarter of fiscal year 2008, due to significantly reduced restaurant sales. Payroll and related expenses included higher average wages paid to our crew employees and an increase in staffing among the management teams at the restaurants as well as higher training related costs. First quarter of prior year’s payroll and related costs, as a percentage of restaurant sales, benefited by 1.2% from a reduction in workers’ compensation expense.

Other Operating Expenses

Other operating expenses primarily include restaurant-related expenses for utilities, repairs and maintenance, advertising, insurance, services, supplies and occupancy costs. Other operating expenses increased by approximately $0.8 million, or 4.9%, in the first quarter of fiscal year 2009 compared to the first quarter of fiscal year 2008. As a percentage of restaurant sales, these costs increased 3.1% to 25.1% in the first quarter of fiscal year 2009 compared to 22.0% in the first quarter of fiscal year 2008. Other operating expenses increased primarily due to Hurricane Ike related expenses.

Opening Costs

Opening costs include labor, supplies, occupancy, and other costs necessary to support the restaurant through its opening period. Opening costs were approximately $153,000 in the first quarter of fiscal year 2009 compared to the first quarter of fiscal year 2008 and consisted of occupancy costs incurred during the period.

Cost of Culinary Contract Services

Cost of culinary contract services increased by approximately $1.1 million in the first quarter of fiscal year 2009 compared to the first quarter of fiscal year 2008. This increase was related to the food, labor and other operating expenses associated with the increase in revenue for this business activity.

Depreciation and Amortization

Depreciation and amortization expense increased by approximately $0.4 million, or 10.4%, in the first quarter of fiscal year 2009 compared to the first quarter of fiscal year 2008 due to the higher depreciable asset base generated by increased capital expenditures in fiscal year 2008, including the opening of three restaurants in fiscal year 2008 as well as upgrades and remodels to existing units.

General and Administrative Expenses

General and administrative expenses include corporate salaries and benefits-related costs, including restaurant area leaders, share-based compensation, professional fees, travel and recruiting expenses and other office expenses. General and administrative expenses increased by approximately $0.1 million, or 2.4%, in the first quarter of fiscal year 2009 compared to the first quarter of fiscal year 2008. As a percentage of total sales, general and administrative expenses increased to 8.9% in the first quarter of fiscal year 2009 compared to 8.1% in the first quarter of fiscal year 2008. The increase was primarily due to a $0.4 million increase in corporate salary expense related to staffing costs including severances partially offset by lower professional fees.

Asset Charges

The provision for asset impairments, net decreased by approximately $0.7 million in the first quarter of fiscal year 2009 compared with fiscal year 2008. There were no impairments taken in the first quarter of fiscal year 2009. However, in the first quarter of fiscal year 2008, there were write-downs of selected underperforming units to net realizable value based on an estimate of net sales proceeds, partially offset by a reversal of a previously recognized impairment related to one ground lease unit which will be reopened.

The net loss (gain) on disposition of property and equipment increased by approximately $0.5 million in the first quarter of fiscal year 2009 compared with the first quarter of fiscal year 2008. The loss in the first quarter of fiscal year 2008 included significant retirements of assets that were replaced due to increased remodel activity. The net gain in the first quarter of fiscal year 2009 is the net of normal asset retirement activity offset by the gain on the sale of a closed restaurant property.

Interest Income

Interest income decreased by approximately $0.2 million primarily related to lower cash and short term investment balances.

Interest Expense

Interest expense remained comparable to the prior quarter.

Interest Related to Income Taxes

The interest related to income taxes in the first quarter of fiscal year 2008 includes the reversal of previously recognized interest expense associated with the settled tax audit contingencies and the interest portion of an income tax refund.

Other Income, Net

Other income, net, consisted primarily of the following components: net rental property income and expenses relating to property for which we are the landlord; prepaid sales tax discounts earned through our participation in state tax prepayment programs; oil and gas royalty income; and de-recognition of gift certificate liability resulting from the expiration of state statutes of limitation on gift certificate amounts. Other income remained comparable to the prior quarter.

Taxes

The net income tax benefit for the first quarter of fiscal year 2009 primarily reflects the tax benefit recognized due to the pre-tax loss in the first quarter of fiscal year 2009 at an effective tax rate of 33.9%. The net income tax benefit for the first quarter of fiscal year 2008 included $2.8 million in nonrecurring net tax benefit partially offset by $1.3 million in income tax expense at an effective tax rate of 38.5%. The net income tax benefit of $2.8 million included a reversal of tax accruals for contingencies that did not materialize following the completion of tax audits and an income tax refund receivable, partially offset by the reversal of unrealized deferred tax assets related to stock options.

Discontinued Operations

The loss from discontinued operations remained comparable to the prior quarter.

LIQUIDITY AND CAPITAL RESOURCES

Cash and Cash Equivalents

General. Our primary sources of short-term and long-term liquidity are cash flows from operations and our revolving credit facility.

Our cash requirements consist principally of:

•	capital expenditures for new store development and construction, restaurant renovations and upgrades and information technology; and

•	working capital.

A continued decline in our cash flow from operations could require us to utilize our credit facility. Under the current terms of our revolving credit facility, capital expenditures and the amount of borrowings are limited based on our trailing cash flows, as defined in the agreement. Based upon current levels of operations and anticipated growth, we expect that cash flows from operations, combined with other financing alternatives in place or available, will be sufficient to meet our capital expenditures and working capital requirements during the next twelve months.

As is common in the restaurant industry, we maintain relatively low levels of accounts receivable and inventories, and our vendors grant trade credit for purchases such as food and supplies. We also continually invest in our business through the addition of new units and refurbishment of existing units, which are reflected as long-term assets.

Cash and cash equivalents decreased to $2.4 million from $4.6 million at the beginning of the fiscal year. This decrease is primarily due to a decrease in cash provided by operating activities. We generally reinvest available cash flows from operations to develop new restaurants or enhance existing restaurants.

The following table summarizes our cash flows from operating, investing and financing activities:

	Quarter Ended
	November 19, 2008	November 21, 2007
	(84 days)	(84 days)
	(In thousands)
Total cash provided by (used in):
Operating activities	$1,653	$6,844
Investing activities	(3,866)	(29,673)
Financing activities	—	11,200

Decrease in cash and cash equivalents	$(2,213)	$(11,629)

Operating Activities. In the first quarter of fiscal year 2009, operating cash flow decreased $5.2 million to $1.7 million compared to the first quarter of fiscal year 2008, primarily due to a decline in restaurant sales and increased restaurant expenses and general and administrative expenses.

Investing Activities. Cash flows used in investing activities were $3.9 million in the first quarter of fiscal year 2009 compared to $29.7 million in the first quarter of fiscal year 2008, primarily due to decreased purchases of property and equipment, which includes new restaurant construction in progress. Our capital expenditure program includes, among other things, investments in new locations, restaurant remodeling, and information technology enhancements. We used $5.5 million for purchases of property and equipment in the first quarter of fiscal year 2009 compared to $7.9 million in the first quarter of fiscal year 2008. We expect to spend approximately $12.0 million to $17.0 million on capital expenditures in fiscal year 2009.

Financing Activities. Cash provided by financing activities decreased $11.2 million to zero, compared to the first quarter of fiscal year 2008, due primarily to the nonrecurrance of proceeds from the exercise of stock options. Borrowings under the revolver during the first quarter of fiscal year 2009 were repaid prior to November 19, 2008.

Status of Long-Term Investments and Liquidity

At November 19, 2008, we held $8.85 million, par value ($8.03 million, net book value) in auction rate municipal bonds as long-term investments. These securities are long-term bonds with underlying maturities in years 2019 through 2042 but have historically had short-term features intended for the investor’s liquidity. Prior to the collapse of the auction rate securities market in February 2008, these bonds were purchased or sold through a Dutch-auction process in short-term intervals of 7, 28 or 35 days, whereby the interest rate on the security is reset. The prevailing market auction failures resulted in the long-term investments classification and an other than temporary impairment loss of $0.82 million in fiscal year 2008. For additional information, see Note 5, “Investments” to our Consolidated Financial Statements included in Item 1 of Part I of this report.

Given our current cash position, expected future cash flow from operations and our available borrowing capacity under our revolving credit facility, we believe the current and near term illiquidity of the auction rate municipal bonds will not adversely affect management’s ability to achieve its operating goals.

Status of Trade Accounts and Other Receivables, Net

We monitor our receivables aging and record provisions for uncollectability as appropriate. Credit terms of accounts receivable associated with our culinary contract service business vary from 30 to 60 days based on contract terms.

Working Capital

We had a working capital deficit of $20.8 million as of November 19, 2008, compared to a working capital deficit of $17.8 million as of August 27, 2008, primarily due to a $3.3 million increase in accounts payable and accrued expenses and other liabilities. We expect to meet our working capital requirements through cash flows from operations and availability under the 2007 Revolving Credit Facility.

Capital Expenditures

Capital expenditures consist of purchases of real estate for future restaurant sites, new units construction, purchases of new and replacement restaurant furniture and equipment, and ongoing remodeling programs. Capital expenditures for the first quarter of fiscal year 2009 were approximately $5.5 million, and related to maintaining our investment in existing operating units as well as constructing new units. We expect to be able to fund all capital expenditures in fiscal year 2009 using cash flows from operations and our available credit. We expect to spend approximately $12.0 million to $17.0 million on capital expenditures in fiscal year 2009.

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

The 2007 Revolving Credit Facility contains customary covenants and restrictions on our ability to engage in certain activities, including financial performance covenants and limitations on capital expenditures, asset sales and acquisitions and contains customary events of default. As of November 19, 2008, we were in compliance with all covenants.

At November 19, 2008, we had a total of approximately $2.7 million committed under letters of credit, issued under the 2007 Revolving Credit Facility, which have been issued as security for the payment of insurance obligations classified as accrued expenses on the balance sheet. An additional $12.3 million may be issued under letters of credit.

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

Investments

We invest in two types of securities, held-to-maturity and available-for-sale. Securities held-to-maturity are reported at amortized cost. Available-for-sale securities are reported at fair value. Fair value is a subjective estimate based on our judgment. Securities available-for-sale consist of auction rate securities. Declines in fair value of held to maturity and available-for-sale securities are analyzed to determine if the decline is temporary or “other than temporary”. Temporary unrealized gains and losses on available-for-sale securities are excluded from earnings and reported in shareholders’ equity. Other than temporary declines reduce earnings. Any increases in other than temporary declines in fair value will not be realized until the securities are sold.

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

In some cases, investors can identify these statements by forward-looking words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “outlook,” “may,” “should,” “will,” and “would” or similar words. Forward-looking statements are based on certain assumptions and analyses made by management in light of their experience and perception of historical trends, current conditions, expected future developments and other factors we believe are relevant. Although management believes that their assumptions are reasonable based on information currently available, those assumptions are subject to significant risks and uncertainties, many of which are outside of our control. The following factors, as well as the factors set forth in Item 1A of our Annual Report on Form 10-K for the fiscal year ended August 27, 2008 and any other cautionary language in this Quarterly Report on Form 10-Q, provide examples of risks, uncertainties, and events that may cause our financial and operational results to differ materially from the expectations described in our forward-looking statements:

•	general business and economic conditions;

•	the impact of competition;

•	our operating initiatives;

•	fluctuations in the costs of commodities, including beef, poultry, seafood, dairy, cheese, oils and produce;

•	ability to raise menu prices

•	increases in utility costs, including the costs of natural gas and other energy supplies;

•	changes in the availability and cost of labor;

•	changes in fair value of investments;

•	the seasonality of the business;

•	collectability of accounts receivable;

•	changes in governmental regulations, including changes in minimum wages;

•	the effects of inflation;

•	the availability of credit;

•	unfavorable publicity relating to operations, including publicity concerning food quality, illness or other health concerns or labor relations; and

•	the continued service of key management personnel.

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

We are exposed to market risk from changes in interest rates affecting our variable-rate debt. As of November 19, 2008, the total amount of debt subject to interest rate fluctuations outstanding under our 2007 Revolving Credit Facility was zero.

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

Evaluation of Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of November 19, 2008. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of November 19, 2008, our disclosure controls and procedures were effective in providing reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Because of its inherent limitations, internal control over financial reporting may not prevent or detect material misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, management conducted an evaluation of the effectiveness of our internal control over financial reporting as of November 19, 2008 based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that evaluation, our management concluded that our internal control over financial reporting was effective as of November 19, 2008.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended November 19, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II - OTHER INFORMATION

Item 6.	Exhibits

10.1	Amendment No. 2 dated as of November 19, 2008 to Employment Agreement dated as of November 9, 2005 between Luby’s, Inc. and Christopher J. Pappas (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated November 21, 2008, and incorporated herein by reference).*

10.2	Amendment No. 2 dated as of November 19, 2008 to Employment Agreement dated as of November 9, 2005 between Luby’s, Inc. and Harris J. Pappas (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated November 21, 2008, and incorporated herein by reference).*

31.1	Rule 13a-14(a)/15d-14(a) certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Rule 13a-14(a)/15d-14(a) certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Section 1350 certification of the Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Section 1350 certification of the Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Denotes management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LUBY’S, INC.
(Registrant)

Date: December 19, 2008	By:	/s/ Christopher J. Pappas
Christopher J. Pappas
President and Chief Executive Officer

Date: December 19, 2008	By:	/s/ K. Scott Gray
K. Scott Gray
Senior Vice President and Chief Financial Officer