Form 10-K/A
period 2008-08-27
LUBYS INC
filed 2009-03-02
CIK 16099

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

Amendment No. 1

(Mark One)

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

(713) 329-6800
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock ($0.32 par value per share)	New York Stock Exchange

Common Stock Purchase Rights	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the shares of common stock of the registrant held by non-affiliates of the registrant as of February 13, 2008, was approximately $204,911,504 (based upon the assumption that directors and executive officers are the only affiliates).

As of November 3, 2008, there were 27,946,443 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the following document are incorporated by reference into the designated parts of this Form 10-K:

Definitive Proxy Statement relating to 2009 annual meeting of shareholders (in Part III)

EXPLANATORY NOTE

Luby’s, Inc. (“Luby’s” or the “Company”) hereby amends Item 11 of Part III of its Annual Report on Form 10-K for the fiscal year ended August 27, 2008, filed with the Securities and Exchange Commission on November 7, 2008 (the “Original Form 10-K”), to revise amounts disclosed in the “Stock Awards,” “Option Awards” and “Total” columns of the Summary Compensation Table and to correct an arithmetical error in the “Total” column for Mr. Emerson in the table under “Director Compensation.” The information in Item 11 of Part III of the Original Form 10-K had been incorporated by reference from the Company’s Proxy Statement for the 2009 Annual Meeting of Shareholders (the “Proxy”) pursuant to Instruction G(3) to Form 10-K.

The changes to the Summary Compensation Table reflect the inclusion of the dollar amounts that were expensed in the Company’s financial statements for the fiscal year ended August 27, 2008 for stock awards made to Messrs. Gray and Tropoli and option awards made to all of the named executive officers, pursuant to Statement of Financial Accounting Standards No. 123R, but were inadvertently omitted from the Table in the Proxy. Certain minor, downward revisions of amounts expensed for the fiscal year ended August 29, 2007 for stock awards made to Messrs. Gray and Tropoli and option awards made to Mr. Gray are also reflected in the revised Summary Compensation Table in this Form 10-K/A.

For purposes of this Form 10-K/A, and in accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended, Item 11 of the Original Form 10-K has been amended and restated in its entirety. Other than the revisions to Item 11 noted above, there are no other changes to the Original Form 10-K. No amendments have been made to this Form 10-K/A to reflect events occurring after the filing of the Original Form 10-K or to modify or update those disclosures affected by subsequent events. Accordingly, this Form 10-K/A should be read in conjunction with the Company’s SEC filings made subsequent to the filing of the Original Form 10-K, including any amendments of those filings. In addition, this Form 10-K/A includes updated certifications from the Company’s CEO and CFO as Exhibits 31.1, 31.2, 32.1 and 32.2.

PART III

Item 11.	Executive Compensation

COMPENSATION DISCUSSION AND ANALYSIS

EXECUTIVE COMPENSATION

Compensation Objectives

The Company’s executive compensation program is designed to enable the Company to execute its business objectives by attracting, retaining, and motivating the highest quality of management talent. The program serves to incent and reward executive performance, with the objective of enhancing shareholder value over the long term and encouraging long-term retention of executives. As such, each element of compensation is an integral part of achieving this purpose. In addition, the Company strives to remain competitive by balancing all elements of compensation. The Executive Compensation Committee (“the Committee”) annually evaluates the effectiveness of the Company’s executive compensation program in meeting its objectives. The Committee annually advises the Board on the compensation to be paid to the Company’s executive officers and approves the compensation for executive officers. The Committee evaluates compensation with reference to the Company’s performance for the prior fiscal year, competitive compensation data, evaluation of each executive’s contribution to the Company’s performance, each executive’s experience, responsibilities, and management abilities. The Company’s executive compensation program currently consists of the elements summarized below.

The Company’s executive compensation program does not include any pension benefits. None of the Named Executive Officers participates in any retirement or defined benefit plan maintained by the Company.

The Company currently has no salary continuation agreement, or change in control agreements having similar effect, in place with any employee of the Company other than employment agreements with Messrs. Pappas as described under “—Employment Agreements” below.

Base Salaries

The Company seeks to compensate executives for their performance throughout the year with annual base salaries that are fair and competitive while being consistent with the Company’s position in the foodservice industry. Base salaries are reviewed annually or biannually by the Committee to ensure continuing consistency with the industry and the Company’s level of performance during the previous fiscal year. A third-party consultant provided benchmark information, through the use of peer and general industry data, which was used as a reference to assist the Committee. See “—Benchmarking and Use of Third-Party Compensation Consultant.” Future adjustments to base salaries and salary ranges will reflect average movement in the competitive market and peers as well as individual performance. Any base salary increase awarded to an executive reflects the Company’s financial performance, individual performance, and/or potential changes in the officer’s duties and responsibilities.

Salaries of the Chief Executive Officer and Chief Operating Officer are fixed according to each officer’s employment agreement, leaving only the incentive and equity compensation for these officers within the discretion of the Committee. See “—Employment Agreements” and “—Compensation of Chief Executive Officer and Chief Operating Officer.” Members of the Committee, along with members of the Finance and Audit Committee, were involved in advising the Board on the appropriateness and reasonableness of the compensation packages for these executive officers.

Non-Equity Incentive Compensation and Bonus

The Company’s annual incentive compensation is designed to be a balanced set of measures which blend Company-wide financial measures, process-improvement measures, and Company and individual business objectives. Corporate and individual performance objectives are established near the beginning of each fiscal year and monitored throughout the fiscal year. If earned, the annual incentive compensation paid to each executive in the form of a cash payment will vary according to the Company’s overall performance. A third-party consultant provided benchmark information through the use of peer and general industry data, which was used as a reference to assist the Committee. See “—Benchmarking and Use of Third-Party Compensation Consultant.” The Executive Compensation Committee has the ultimate discretion with regard to annual incentive compensation. The Executive Compensation Committee retains full discretion to grant an additional cash bonus at fiscal year-end and may decide to award or withhold an incentive compensation award for an individual based upon overall Company performance or upon each participant’s personal performance during the year. The Executive Compensation Committee believes that same-store sales and earnings before interest, taxes, depreciation and amortization are important financial measures of executive performance. Accordingly, annual incentive compensation for the Chief Executive Officer and the Chief Operating Officer is determined by the Company’s performance relative to pre-determined goals that are based on same-store sales (50%) and earnings before interest, taxes, depreciation and amortization (50%), and the annual incentive compensation for all other Named Executive Officers is determined by the Company’s performance relative to pre-determined goals that are based on same-store sales (25%), earnings before interest, taxes, depreciation and amortization (25%) and by the executive’s performance relative to the attainment of individual business objectives for the fiscal year (50%).

Long-Term Incentive Compensation

Long-term incentive compensation in the form of equity grants of the Company’s common stock, such as incentive stock option grants and grants of restricted stock, are used to (1) incent performance that leads to enhanced shareholder value, (2) encourage retention, and (3) closely align the executive’s interests with shareholders’ long term interests. The expected present value of these incentives is calculated using the binomial pricing method. The size of stock option and restricted stock grants is determined relative to the Company’s size and its market, scope and responsibility of the individual, individual performance, share usage under the plan, employee qualifications and position, as well as peer and general industry data. A third-party consultant provided benchmark information through the use of peer and general industry data, which was used as a reference to assist the Committee. See “—Benchmarking and Use of Third-Party Compensation Consultant.”

The Committee administers the Company’s stock option, ownership, and any other equity-based compensation plans to the Named Executive Officers (as defined in “Summary Compensation Table”). The Executive Compensation Committee typically considers the grants of incentive stock options to eligible executive officers and other officers on an annual basis. The options, which typically vest in installments over six to ten years, typically have an exercise price equal to the market price of the Company’s stock on the date of grant and provide compensation to the optionee only to the extent the market price of the stock increases between the date of grant and the date the option is exercised. Options are intended to provide long-term compensation tied specifically to increases in the price of the Company’s common stock. The number of option shares granted each year is typically determined by a formula using a dollar amount divided by the option’s exercise price.

All grants require Board approval and are typically presented at the first regularly scheduled Board meeting following the disclosure of year-end results. Neither the Company nor the Committee has a program, plan, or practice to time option grants to its executives in coordination with the release of material nonpublic information. Any stock options grants made to non-executive employees typically will occur concurrently with grants to Named Executive Officers.

Benchmarking and Use of Third-Party Compensation Consultant

In fiscal year 2008, as in prior years, the Company engaged a third-party compensation consultant, Towers Perrin, to provide an assessment of the Company’s compensation structure for all of its officer positions and to evaluate their compensation relative to the marketplace.

Towers Perrin relied on its own annual incentive plan design surveys, its experience with general industry companies with annual revenues similar to that of the Company, and research from the proxy statements of companies considered peers of the Company. Towers Perrin also developed marketplace base salary, target annual incentive opportunity, target total annual compensation, actual total annual compensation, long term incentive award level, target total direct compensation, and actual total direct compensation rates at the 25th, 50th, and 75th percentiles which were used as a reference to assist the Committee.

Role of Executive Officers

Of the Named Executive Officers, only the Chief Executive Officer has a role in determining executive compensation policies and programs. Within the parameters of the compensation policies established by the Executive Compensation Committee, the Chief Executive Officer makes preliminary recommendations for base salary adjustments and short term and long term incentive levels for the other Named Executive Officers. The Chief Executive Officer may base his recommendation on a variety of factors such as his appraisal of the officer’s performance and contribution to the Company and on market data. The Chief Executive Officer does not make any recommendations regarding his own compensation or that of the Chief Operating Officer.

Stock Ownership Guidelines

The Board of Directors has adopted guidelines for ownership of the Company’s common stock by executives and directors to help demonstrate the alignment of the interests of the Company’s executives and directors with the interests of its shareholders. The amount of stock in which a particular executive is required to hold is determined relative to the executive’s position with the Company. The guidelines provide that executives and directors are expected to attain the following levels of stock ownership within five years of their election to the specified director or officer position:

Position	Share Ownership
Chief Executive Officer, President and Chief Operating Officer	4 times annual base salary
Senior Vice President	2 times annual base salary
Vice President	Equal to annual base salary
Nonemployee Director	Shares with a market value of at least $100,000

Phantom stock and stock equivalents in the nonemployee director deferred compensation plan are considered common stock for purposes of the guidelines, as they are essentially awarded in lieu of cash compensation for Board services.

Employment Agreements

The Company is a party to employment agreements with Christopher J. Pappas, the Company’s President and Chief Executive Officer, and Harris J. Pappas, the Company’s Chief Operating Officer. These agreements have been filed with the Securities and Exchange Commission as exhibits to the Company’s Annual Report on Form 10-K filed November 14, 2005. Each agreement, which expires in August 2010, provides for a fixed base annual salary of $400,000, plus bonus compensation at the discretion of the Board or appropriate Board Committee. Please read “—Compensation of Chief Executive Officer and Chief Operating Officer” for more information regarding Messrs. Pappas’ employment agreements.

Each employment agreement, as amended, provides that the employee will be entitled to receive all of his compensation and benefits under the contract until August 31, 2010, if either (1) the Company terminates his employment without cause, as defined in the agreements, or (2) he terminates his employment for good reason, as defined in the agreements. For more information regarding potential payments under these employment agreements, please read “—Potential Payments upon Termination or Change in Control.” The Company does not have any agreements with any other of its officers, directors or employees containing provisions governing the compensation and benefits that may be paid to any such person upon termination of employment or a change in control of the Company.

Compensation of Chief Executive Officer and Chief Operating Officer

Christopher J. Pappas and Harris J. Pappas have base salaries fixed according to their respective employment agreements with the Company. Under their current employment agreements, which expire in August 2010, the annual base salaries in each of fiscal years 2009 and 2010 for Messrs. Pappas are $400,000. Messrs. Pappas are eligible to receive annual cash bonuses under their employment agreements at the discretion of the Executive Compensation Committee. Messrs. Pappas did not receive a cash bonus in fiscal year 2008. Each of their previous employment agreements, which were replaced by their current employment agreements in November 2005, had fixed each of their base salaries for fiscal 2006 at $300,000, with potential cash bonuses of up to $200,000. In connection with entering into the current employment agreements, on November 8, 2005 the Company granted Messrs. Pappas each options to purchase 65,500 shares of the Company’s common stock at an exercise price of $12.92 per share. In determining the size of the stock option grant, the Committee considered the Company’s size and its market, Messrs. Pappas’ respective individual performance and experience, peer group data and the size of grants previously made to Messrs. Pappas.

Section 162(m) of the Internal Revenue Code

Section 162(m) of the Internal Revenue Code generally disallows a public company’s tax deduction for compensation to the chief executive officer and the four other most highly compensated executive officers in excess of $1 million in any calendar year. Compensation that qualifies as “performance based compensation” (as defined for purposes of Section 162(m)) is excluded from the $1 million limitation, and therefore remains fully deductible by the company that pays it. Options granted under the Company’s long-term incentive plan have been structured to qualify as performance-based and thus would not be subject to this deduction limitation. While the Executive Compensation Committee will seek to utilize deductible forms of compensation to the extent practicable, it does not believe that compensation decisions should be made solely to maintain the deductibility of compensation for federal income tax purposes. Although none of the Named Executive Officers reached the deduction limitation in fiscal year 2008, the Executive Compensation Committee plans to continue to evaluate the Company’s salary, bonus and stock option programs to determine the advisability of future compliance with Section 162(m).

EXECUTIVE COMPENSATION COMMITTEE REPORT

The Executive Compensation Committee reviewed and discussed the Company’s Compensation Discussion and Analysis with the Company’s management. Based on this review and discussion, the Executive Compensation Committee recommended to the Board of Directors that the Compensation Discussion and Analysis be included in the Company’s Proxy Statement and the Company’s Annual Report on Form 10-K for the fiscal year ended August 27, 2008.

Executive Compensation Committee

J.S.B. Jenkins (Chair)

Judith B. Craven (Vice-Chair)

Jill Griffin

Jim W. Woliver

Summary Compensation Table

The table below contains information concerning annual and long-term compensation of the current Chief Executive Officer, all persons who served as Chief Executive Officer of the Company during the last fiscal year, the current Chief Financial Officer, all persons who served as Chief Financial Officer of the Company during the last fiscal year, and the next three most highly compensated individuals, as specified in Item 402 of regulation S-K, who made in excess of $100,000 in total compensation and who served as executive officers during the last fiscal year (the “Named Executive Officers”), for services rendered in all capacities for the fiscal year ended August 27, 2008.

Name and Principal Position	Fiscal Year	Salary	Bonus	Stock Awards (1)	Option Awards (1)	Non-Equity Incentive Compensation	All Other Compensation (2)	Total

Christopher J. Pappas President and Chief Executive Officer	2008 2007	$400,000 400,000	$0 0	$0 0	$225,415 215,859	$0 0	$0 0	$625,415 615,859

Harris J. Pappas Chief Operating Officer	2008 2007	400,000 400,000	0 0	0 0	225,415 215,859	0 0	0 0	625,415 615,859

K. Scott Gray(3) Senior Vice President and Chief Financial Officer	2008 2007	235,000 170,577	43,200 0	28,104 12,976	48,521 31,316	9,400 9,400	0 0	364,225 224,269

Peter Tropoli Senior Vice President, Administration, General Counsel and Secretary	2008 2007	250,000 236,000	45,000 0	39,097 19,095	78,349 60,568	10,000 10,000	0 0	422,446 325,663

(1)    The amounts in this column represent the proportionate amount of the total fair value of stock awards (in the case of the column titled “Stock Awards”) or option awards (in the case of the column titled “Option Awards”) made in fiscal year 2007, fiscal year 2008 or in prior fiscal years, which the Company recognized as an expense in fiscal years 2007 and 2008 for financial accounting purposes. The fair value of these awards and the amounts expensed in fiscal years 2007 and 2008 were determined in accordance with Financial Accounting Standards Board Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”). The full SFAS 123R grant date fair value of the stock awards and option awards granted in fiscal year 2008 is included in the final column in the “Grants of Plan-Based Awards” table included below. The assumptions the Company uses in calculating these amounts are discussed in Note 11, “Share-Based Compensation,” to the consolidated financial statements in Item 8 of this report. The amounts in this column represent the Company’s accounting expense for these awards and not necessarily the actual value that the Named Executive Officer will realize.

(2)    Perquisites and other personal benefits that did not exceed $10,000 in the aggregate for any Named Executive Officer have been excluded.

(3)    Mr. Gray became the Company’s Senior Vice President and Chief Financial Officer on April 20, 2007. From the beginning of fiscal year 2007 until April 2007, he had served as the Company’s Vice President of Finance.

The following table summarizes grants of plan-based awards made to each of the Named Executive Officers during the Company’s last fiscal year.

Grants of Plan-Based Awards

Name	Grant Date	Estimated Future Payouts Under Non-Equity Incentive Plan Awards (1)			Estimated Future Payouts Under Equity Incentive Plan Awards (1)			All Other Stock Awards: Number of Shares of Stock or Units (#)	All Other Stock Awards: Number of Securities Underlying Options (#)	Exercise or Base Price of Option Awards ($/Sh)	Grant Date Fair Value Stock and Awards ($)
		Threshold ($)	Target ($)	Maximum ($)	Threshold (#)	Target (#)	Maximum (#)
Christopher J. Pappas		N/A	N/A	N/A	N/A	N/A	N/A	N/A	N/A	N/A	N/A

Harris J. Pappas		N/A	N/A	N/A	N/A	N/A	N/A	N/A	N/A	N/A	N/A

K. Scott Gray	11/14/07	N/A	N/A	NA	N/A	N/A	N/A	N/A	9,217	11.10	47,707

	11/14/07	N/A	N/A	N/A	N/A	N/A	N/A	4,171	N/A	11.10	46,298

Peter Tropoli	11/14/07	N/A	N/A	N/A	N/A	N/A	N/A	N/A	14,055	11.10	72,749

	11/14/07	N/A	N/A	N/A	N/A	N/A	N/A	6,361	N/A	11.10	70,607

(1)	The Plan does not contemplate Threshold, Target or Maximum Payouts. Please see Long-Term Incentive Compensation, above, for further discussion.

The following table provides information regarding outstanding equity awards at fiscal year-end for each of the Named Executive Officers.

Outstanding Equity Awards at Fiscal Year End

	Option Awards(1)					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Christopher J. Pappas	32,750	32,750	N/A	12.92	11/7/2011	N/A	N/A	N/A	N/A
	21,523	64,566	N/A	10.18	10/18/2012	N/A	N/A	N/A	N/A

Harris J. Pappas	32,750	32,750	N/A	12.92	11/7/2011	N/A	N/A	N/A	N/A
	21,523	64,566	N/A	10.18	10/18/2012	N/A	N/A	N/A	N/A

K. Scott Gray	4,200	4,200	N/A	12.30	11/14/2011	N/A	N/A	N/A	N/A
	2,760	8,280	N/A	10.18	10/18/2012	N/A	N/A	N/A	N/A
	2,084	6,249	N/A	10.20	4/19/2013	N/A	N/A	N/A	N/A
	0	9,217	N/A	11.10	11/13/2013	N/A	N/A	N/A	N/A
	N/A	N/A	N/A	N/A	N/A	1,500	10,800	N/A	N/A
	N/A	N/A	N/A	N/A	N/A	1,972	14,198	N/A	N/A
	N/A	N/A	N/A	N/A	N/A	920	6,624	N/A	N/A
	N/A	N/A	N/A	N/A	N/A	4,171	30,031	N/A	N/A

Peter Tropoli	9,000	9,000	N/A	13.45	10/9/2011	N/A	N/A	N/A	N/A
	5,915	17,743	N/A	10.18	10/18/2012	N/A	N/A	N/A	N/A
	0	14,055	N/A	11.10	11/13/2013	N/A	N/A	N/A	N/A
	N/A	N/A	N/A	N/A	N/A	2,400	17,280	N/A	N/A
	N/A	N/A	N/A	N/A	N/A	3,154	22,709	N/A	N/A
	N/A	N/A	N/A	N/A	N/A	6,361	45,799	N/A	N/A

(1)	Except for the stock options granted to Messrs. Pappas, which were granted pursuant to their employment agreements with the Company, the stock options were granted under the Company’s Incentive Stock Plans.

The following table summarizes options exercised and stock awards that vested during the Company’s last fiscal year.

Option Exercises and Stock Vested

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)
Christopher J. Pappas	1,120,000	$5,745,600	—	—

Harris J. Pappas	1,120,000	$5,745,600	—	—

K. Scott Gray	—	—	—	—

Peter Tropoli	—	—	—	—

Potential Payments upon Termination or Change in Control

Trigger Events

The employment agreements between the Company and Christopher J. Pappas and Harris J. Pappas (each, an “Executive”) will terminate upon the Executive’s death or upon the Executive’s disability, which is defined as his becoming incapacitated by accident, sickness or other circumstance that renders him physically or mentally unable to carry out the duties and services required of him under the employment agreement on a full-time basis for more than 120 days in any 180-day period. If a dispute arises between the Executive and the Company concerning the Executive’s physical or mental ability to continue or return to the performance of his duties as described above, the Executive is required to submit to an examination by a competent physician mutually agreeable to both parties or, if the parties are unable to agree, by a physician appointed by the president of the Harris County Medical Association, and that physician’s opinion will be final and binding.

The Company may terminate at any time an employment agreement with an Executive for cause, which means that the Executive has (1) been convicted of a crime constituting a felony or a misdemeanor involving moral turpitude, (2) committed, or participated in, an illegal act or acts that were intended to defraud the Company, (3) willfully refused to fulfill his duties and responsibilities as required under the employment agreement, (4) breached material provisions of the employment agreement, a Company policy, or the Company’s code of conduct, in each case after notice from the Board and an opportunity to correct the breach, (5) engaged in gross negligence or willful misconduct in the performance of his duties and obligations to the Company, or (6) willfully engaged in conduct known, or which should have been known, to be materially injurious to the Company. The Company also may terminate at any time an employment agreement for any other reason, in the sole discretion of the Board.

The Executive may terminate his employment agreement for “good reason,” which means (1) a material reduction in the nature, scope or duties of the Executive or assignment of duties inconsistent with those of his position as specified in the employment agreement, or a change in the location of the Company’s business office in which his services are to be carried out, to a location outside Texas, (2) any breach of a material provision of the employment agreement by the Company after notice from the Executive and an opportunity to correct the breach, (3) within two years after the Company’s sale of all or substantially all of its assets or the merger, share exchange or other reorganization of the Company into or with another corporation or entity, with respect to which the Company does not survive, or (4) certain reductions in the employee benefits and perquisites applicable to the Executive. Finally, the Executive may terminate his employment agreement for any other reason, in his sole discretion.

Termination due to Death or Disability. If the Executive’s employment is terminated due to his death or disability, all compensation and benefits to the Executive under his employment agreement (other than any equity-based compensation awards granted to the Executive by the Company, which are governed by the terms of the applicable award agreement), will terminate immediately upon the termination of employment and without further obligation to the Executive or his legal representatives under his employment agreement, other than the payment of his base salary for the period through the date of termination. Under the Executives’ existing incentive stock option agreements, upon the death of the Executive the stock option may be exercised within one year after his death, by the person or persons to whom his rights under the option have passed by will or the laws of descent and distribution, until the expiration of the option in November 2011. If the Executive is terminated due to disability, the option may be exercised, to the extent the option was exercisable on the date of termination, until the earlier of the first anniversary of the date of termination or the expiration of the option.

Termination for Cause or other than for Good Reason. If the Executive terminates his employment without good reason, or if the Company terminates the Executive’s employment for cause, all compensation and benefits to the Executive under his employment agreement (other than any equity-based compensation awards granted to the Executive by the Company, which are governed by the terms of the applicable award agreement), will terminate immediately upon the termination of employment and without further obligation to the Executive or his legal representatives under his employment agreement, other than the payment of his base salary for the period through the date of termination. Under the Executives’ existing incentive stock option agreements, the Executive’s stock option may be exercised, to the extent the option was exercisable on the date of termination, until the earlier of the first anniversary of the date of termination or the expiration of the option.

Termination Without Cause or For Good Reason. If the Executive is terminated without cause, or if the Executive terminates his employment for good reason, the Company will be obligated to pay Executive his monthly base salary and benefits in effect on the date of termination for the remainder of the term of the employment agreement, which expires on August 31, 2010. If, however, the Executive violates the provisions in his employment agreement regarding confidentiality, non-competition, and standstill in connection with ownership of or other action with respect to the Company’s common stock, then the Executive will forfeit his rights to receive any further payments under the employment agreement. Under the Executives’ existing incentive stock option agreements, the Executive’s stock option may be exercised, to the extent the option was exercisable on the date of termination, until the earlier of the first anniversary of the date of termination or the expiration of the option.

Non-renewal of Agreement. If the Executive’s employment is terminated because the employment agreement is not renewed, then all compensation for periods subsequent to termination and all benefits to the Executive under the employment agreement will terminate immediately upon termination of employment. Under the Executives’ existing incentive stock option agreements, the Executive’s stock option may be exercised, to the extent the option was exercisable on the date of termination, until the earlier of the first anniversary of the date of termination or the expiration of the option.

Estimated Payments to Chief Executive Officer and Chief Operating Officer

The following table summarizes estimated benefits that would have been payable to each Executive if the Executives were terminated on August 27, 2008 for the reasons indicated below, giving effect to the amendments to each Executive’s employment agreement extending the term of his employment to August 31, 2010.

Christopher J. Pappas

	Base Salary	Value of Accelerated Equity Awards
Without Cause or For Good Reason	$800,000	$390,766

For Cause or other than for Good Reason	—	390,766

Death	—	390,766

Disability	—	390,766

Non-renewal of Agreement	—	390,766

Harris J. Pappas

	Base Salary	Value of Accelerated Equity Awards
Without Cause or For Good Reason	$800,000	$390,766

For Cause or other than for Good Reason	—	390,766

Death	—	390,766

Disability	—	390,766

Non-renewal of Agreement	—	390,766

DIRECTOR COMPENSATION

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	All Other Compensation ($) (1)	Total ($)
Judith B. Craven	$36,250	$36,029	0	$72,279

Arthur R. Emerson	32,000	36,029	0	68,029

Jill Griffin	21,500	45,022	0	66,522

J.S.B. Jenkins	20,250	58,232	0	78,482

Frank Markantonis	14,750	54,024	0	68,774

Joe C. McKinney	19,250	70,835	0	90,085

Gasper Mir, III	41,750	57,033	0	98,783

Jim W. Woliver	30,500	36,029	0	66,529

(1)	Perquisites and other personal benefits that did not exceed $10,000 in the aggregate for any director have been excluded.

Each nonemployee director other than the Chairman of the Board is paid an annual retainer of $30,000. The Chairman of the Board is paid an annual retainer of $55,000. In addition to the base annual retainer of $30,000, the Chairman of the Finance and Audit Committee is paid an additional annual retainer of $14,000, and the Chair of each other Board Committee is paid an additional annual retainer of $3,500. All nonemployee directors are also paid the following meeting fees for each meeting he or she attends: (1) $1,500 per day for each meeting of the Board, including Committee meetings attended on the same day as a meeting of the Board, so long as the total duration of the meeting(s) attended on that day exceeds four hours; (2) $750 per day for each meeting of the Board, including Committee meetings attended on the same day as a meeting of the Board, if the meeting is conducted by telephone or its total duration is less than four hours; (3) $1,000 per day for each meeting of any Board committee held on a day other than a Board meeting day; and (4) $500 per day for each meeting of any Board committee conducted by telephone on a day other than a Board meeting day.

Pursuant the Company’s Amended and Restated Nonemployee Director Stock Plan (the “Plan”), each nonemployee director is required to receive the dollar value equivalent of at least $15,000 of the annual $30,000 retainer in restricted stock. In addition, each nonemployee director, prior to the end of any calendar year, may elect to receive an Elective Retainer Award, whereupon on the first day of each January, April, July, and October during the term of the plan, the director elects to receive shares, the value of which is equal to any portion of the director’s meeting and annual retainer fees in restricted stock. Directors receiving an Elective Retainer Award will also receive an additional number of whole shares of restricted stock equal to 20% of the number of whole shares of restricted stock issued in payment of the Elective Retainer Award for the quarterly period beginning on that date. The Plan allows the Board, in its discretion, to select nonemployee directors to receive an additional award of up to 5,000 shares of restricted stock in any 12-month period.

Further, under the Plan, nonemployee directors may be periodically granted nonqualified options to purchase shares of the Company’s common stock at an option price equal to 100% of their fair market value on the date of grant. Each option terminates on the earlier of the tenth anniversary of the grant date or one year after the optionee ceases to be a director. An option may not be exercised prior to the first anniversary of the grant date, subject to certain exceptions specified in the Plan. No nonemployee director may receive options to purchase more than 5,000 shares in any 12-month period.

The Company’s Nonemployee Director Deferred Compensation Plan permits nonemployee directors to defer all or a portion of their directors’ fees in accordance with applicable regulations under the Internal Revenue Code. Deferred amounts bear interest at the average interest rate of U.S. Treasury ten-year obligations. The Company’s obligation to pay deferred amounts is unfunded and is payable from general assets of the Company.

The Company’s Corporate Governance Guidelines establish guidelines for share ownership. Currently, Directors are expected to accumulate, over time, shares of the Company’s common stock with a market value of at least $100,000.

COMPENSATION COMMITTEE INTERLOCKS

During the fiscal year ended August 27, 2008, none of the Company’s executive officers served on the board of directors of any entities whose directors or officers served on the Company’s Executive Compensation Committee. With the exception of Mr. Woliver, who was an officer of the Company from 1984 to 1997, no current or past officer serves on the Company’s Executive Compensation Committee.

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

3.	Exhibits

The following exhibits are filed as a part of this Report:

3(a)	Certificate of Incorporation of Luby’s, Inc. as currently in effect (filed as Exhibit 3(b) to the Company’s Quarterly Report on Form 10-Q for the quarter ended February 28, 1999, and incorporated herein by reference).

3(b)	Bylaws of Luby’s, Inc., as amended through July 9, 2008 (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K dated July 14, 2008, and incorporated herein by reference).

4(a)	Description of Common Stock Purchase Rights of Luby’s Cafeterias, Inc., incorporated herein by reference to Item 1 of the Company’s amended Registration Statement on Form 8-A/A filed on October 30, 2007.

4(b)	Amendment No. 1 dated December 19, 1991, to Rights Agreement dated April 16, 1991 (filed as Exhibit 4(b) to the Company’s Quarterly Report on Form 10-Q for the quarter ended November 30, 1991, and incorporated herein by reference).

4(c)	Amendment No. 2 dated February 7, 1995, to Rights Agreement dated April 16, 1991 (filed as Exhibit 4(d) to the Company’s Quarterly Report on Form 10-Q for the quarter ended February 28, 1995, and incorporated herein by reference).

4(d)	Amendment No. 3 dated May 29, 1995, to Rights Agreement dated April 16, 1991 (filed as Exhibit 4(d) to the Company’s Quarterly Report on Form 10-Q for the quarter ended May 31, 1995, and incorporated herein by reference).

4(e)	Amendment No. 4 dated March 8, 2001, to Rights Agreement dated April 16, 1991 (filed as Exhibit 99.1 to Amendment No. 4 to the Company’s Registration Statement on Form 8-A/A on March 22, 2001, and incorporated herein by reference).

4(f)	Amendment No. 5 dated February 26, 2004, to Rights Agreement dated April 16, 1991 between Luby’s, Inc. and American Stock Transfer & Trust, as Rights Agent (filed as Exhibit 1 to the Company’s Registration Statement on Form 8-A/A on April 14, 2004, and incorporated herein by reference).

4(g)	Amendment No. 6 dated March 20, 2006, to Rights Agreement dated April 16, 1991 between Luby’s, Inc. and American Stock Transfer & Trust, as Rights Agent (filed as Exhibit 1 to the Company’s Registration Statement on Form 8-A/A on March 23, 2007, and incorporated herein by reference).

4(h)	Amendment No. 7 dated October 29, 2007, to Rights Agreement dated April 16, 1991 between Luby’s, Inc. and American Stock Transfer & Trust, as Rights Agent (filed as Exhibit 1 to the Company’s Registration Statement on Form 8-A/A on October 30, 2007, and incorporated herein by reference).

4(i)	Credit Agreement dated July 13, 2007, among Luby’s, Inc., the lenders party thereto, Wells Fargo Bank, National Association, as Administrative Agent, and Amegy Bank, National Association, as Syndication Agent. (filed as Exhibit 4(i) to the Company’s Annual Report on Form 10-K for the fiscal year ended August 27, 2007, and incorporated herein by reference).

10(a)	Management Incentive Stock Plan of Luby’s Cafeterias, Inc. (filed as Exhibit 10(i) to the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 1989, and incorporated herein by reference).*

10(b)	Amendment to Management Incentive Stock Plan of Luby’s Cafeterias, Inc. adopted January 14, 1997 (filed as Exhibit 10(k) to the Company’s Quarterly Report on Form 10-Q for the quarter ended February 28, 1997, and incorporated herein by reference).*

10(c)	Nonemployee Director Deferred Compensation Plan of Luby’s Cafeterias, Inc. adopted October 27, 1994 (filed as Exhibit 10(g) to the Company’s Quarterly Report on Form 10-Q for the quarter ended November 30, 1994, and incorporated herein by reference).*

10(d)	Amendment to Nonemployee Director Deferred Compensation Plan of Luby’s Cafeterias, Inc. adopted January 14, 1997 (filed as Exhibit 10(m) to the Company’s Quarterly Report on Form 10-Q for the quarter ended February 28, 1997, and incorporated herein by reference).*

10(e)	Amendment to Nonemployee Director Deferred Compensation Plan of Luby’s Cafeterias, Inc. adopted March 19, 1998 (filed as Exhibit 10(o) to the Company’s Quarterly Report on Form 10-Q for the quarter ended February 28, 1998, and incorporated herein by reference).*

10(f)	Amended and Restated Nonemployee Director Stock Plan of Luby’s, Inc. adopted January 20, 2005, as amended January 24, 2007, as amended April 14, 2008. †

10(g)	Luby’s Cafeterias, Inc. Supplemental Executive Retirement Plan dated May 30, 1996 (filed as Exhibit 10(j) to the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 1996, and incorporated herein by reference).*

10(h)	Amendment to Luby’s Cafeterias, Inc. Supplemental Executive Retirement Plan adopted January 14, 1997 (filed as Exhibit 10(r) to the Company’s Quarterly Report on Form 10-Q for the quarter ended February 28, 1997, and incorporated herein by reference).*

10(i)	Amendment to Luby’s Cafeterias, Inc. Supplemental Executive Retirement Plan adopted January 9, 1998 (filed as Exhibit 10(u) to the Company’s Quarterly Report on Form 10-Q for the quarter ended February 28, 1998, and incorporated herein by reference).*

10(j)	Amendment to Luby’s Cafeterias, Inc. Supplemental Executive Retirement Plan adopted May 21, 1999 (filed as Exhibit 10(q) to the Company’s Quarterly Report on Form 10-Q for the quarter ended May 31, 1999, and incorporated herein by reference.)*

10(k)	Luby’s Incentive Stock Plan adopted October 16, 1998 (filed as Exhibit 10(cc) to the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 1998, and incorporated herein by reference).*

10(l)	Amended and Restated Luby’s Incentive Stock Plan adopted January 19, 2006 (filed as Exhibit 10(ee) to the Company’s Quarterly Report on Form 10-Q for the quarter ended February 15, 2006, and incorporated herein by reference).*

10(m)	Registration Rights Agreement dated March 9, 2001, by and among Luby’s, Inc., Christopher J. Pappas, and Harris J. Pappas (filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K dated March 9, 2001, and incorporated herein by reference).

10(n)	Purchase Agreement dated March 9, 2001, by and among Luby’s, Inc. Harris J. Pappas, and Christopher J. Pappas (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated March 9, 2001, and incorporated herein by reference).

10(o)	First Amendment to Purchase Agreement dated June 7, 2004, by and among Luby’s, Inc., Harris J. Pappas, and Christopher J. Pappas (filed as Exhibit 4(s) to the Company’s Quarterly Report on Form 10-Q for the quarter ended May 5, 2004, and incorporated herein by reference).

10(p)	Second Amendment dated as of October 29, 2007 to Purchase Agreement, dated March 9, 2001, by and between Luby’s, Inc., Harris J. Pappas and Christopher J. Pappas (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K dated October 30, 2007, and incorporated herein by reference).

10(q)	Luby’s, Inc. Amended and Restated Nonemployee Director Phantom Stock Plan effective September 28, 2001 (filed as Exhibit 10(dd) to the Company’s Quarterly Report on Form 10-Q for the quarter ended February 13, 2002, and incorporated herein by reference).*

10(r)	Form of Indemnification Agreement entered into between Luby’s, Inc. and each member of its Board of Directors initially dated July 23, 2002 (filed as Exhibit 10(gg) to the Company’s Annual Report on Form 10-K for the fiscal year ended August 28, 2002, and incorporated herein by reference).

10(s)	Amended and Restated Affiliate Services Agreement dated July 23, 2002, by and among Luby’s, Inc., Pappas Restaurants, L.P., and Pappas Restaurants, Inc. (filed as Exhibit 10(hh) to the Company’s Annual Report on Form 10-K for the fiscal year ended August 28, 2002, and incorporated herein by reference).

10(t)	Master Sales Agreement dated July 23, 2002, by and among Luby’s, Inc., Pappas Restaurants, L.P., and Pappas Restaurants, Inc. and Procedure adopted by the Finance and Audit Committee of the Board of Directors on July 23, 2002, pursuant to Section 2.3 of the Master Sales Agreement (filed as Exhibit 10(ii) to the Company’s Annual Report on Form 10-K for the fiscal year ended August 28, 2002, and incorporated herein by reference).

10(u)	Agreement dated June 7, 2004, by and among Luby’s, Inc., Christopher J. Pappas, and Harris J. Pappas (filed as Exhibit 4(s) to the Company’s Quarterly Report on Form 10-Q for the quarter ended May 5, 2004, and incorporated herein by reference).

10(v)	Employment Agreement dated November 9, 2005, between Luby’s, Inc. and Christopher J. Pappas (filed as Exhibit 10(y) to the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2005, and incorporated herein by reference).*

10(w)	Amendment No. 1 dated as of October 29, 2007 to Employment Agreement dated as of March 9, 2001 between Luby’s, Inc. and Christopher J. Pappas (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated October 30, 2007, and incorporated herein by reference).*

10(x)	Employment Agreement dated November 9, 2005, between Luby’s, Inc. and Harris J. Pappas (filed as Exhibit 10(z) to the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2005, and incorporated herein by reference).*

10(y)	Amendment No. 1 dated as of October 29, 2007 to Employment Agreement dated as of March 9, 2001 between Luby’s, Inc. and Harris J. Pappas (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K dated October 30, 2007, and incorporated herein by reference).*

10(z)	Form of Restricted Stock Award Agreement pursuant to the Luby’s Incentive Stock Plan. (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated November 15, 2007, and incorporated herein by reference).

10(aa)	Form of Incentive Stock Option Award Agreement pursuant to the Luby’s Incentive Stock Plan. (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K dated November 15, 2007, and incorporated herein by reference).

11	Statement regarding computation of Per Share Earnings. ** †

14(a)	Policy Guide on Standards of Conduct and Ethics applicable to all employees, as well as the board of directors (filed as Exhibit 14(a) to the Company’s Annual Report on Form 10-K for the fiscal year ended August 27, 2003, and incorporated herein by reference).

14(b)	Supplemental Standards of Conduct and Ethics for the Chief Executive Officer, Chief Financial Officer, Controller, and all senior financial officers (filed as Exhibit 14(b) to the Company’s Annual Report on Form 10-K for the fiscal year ended August 27, 2003, and incorporated herein by reference).

21	Subsidiaries of registrant. †

23.1	Consent of Grant Thornton LLP. †

23.2	Consent of Ernst & Young LLP. †

31.1	Rule 13a-14(a)/15d-14(a) certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Rule 13a-14(a)/15d-14(a) certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Section 1350 certification of the Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Section 1350 certification of the Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99(a)	Corporate Governance Guidelines of Luby’s, Inc., as amended October 28, 2004. (filed as Exhibit 99(a) to the Company’s Annual Report on Form 10-K for the fiscal year ended August 30, 2006, and incorporated herein by reference).

*	Denotes management contract or compensatory plan or arrangement.
**	Information required to be presented in Exhibit 11 is provided in Note 14 “Earnings Per Share” of the Notes to Consolidated Financial Statements under Part II, Item 8 of this Form 10-K in accordance with the provisions of FASB Statement of Financial Accounting Standards (SFAS) No. 128, Earnings per Share.
†	Previously filed as an exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended August 27, 2008 filed with the Commission on November 7, 2008.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

March 2, 2009		LUBY’S, INC.
Date		(Registrant)

By:	/s/ Christopher J. Pappas
Christopher J. Pappas
President and Chief Executive Officer

EXHIBIT INDEX

3(a)	Certificate of Incorporation of Luby’s, Inc. as currently in effect (filed as Exhibit 3(b) to the Company’s Quarterly Report on Form 10-Q for the quarter ended February 28, 1999, and incorporated herein by reference).

3(b)	Bylaws of Luby’s, Inc., as amended through July 9, 2008 (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K dated July 14, 2008, and incorporated herein by reference).

4(a)	Description of Common Stock Purchase Rights of Luby’s Cafeterias, Inc., incorporated herein by reference to Item 1 of the Company’s amended Registration Statement on Form 8-A/A filed on October 30, 2007.

4(b)	Amendment No. 1 dated December 19, 1991, to Rights Agreement dated April 16, 1991 (filed as Exhibit 4(b) to the Company’s Quarterly Report on Form 10-Q for the quarter ended November 30, 1991, and incorporated herein by reference).

4(c)	Amendment No. 2 dated February 7, 1995, to Rights Agreement dated April 16, 1991 (filed as Exhibit 4(d) to the Company’s Quarterly Report on Form 10-Q for the quarter ended February 28, 1995, and incorporated herein by reference).

4(d)	Amendment No. 3 dated May 29, 1995, to Rights Agreement dated April 16, 1991 (filed as Exhibit 4(d) to the Company’s Quarterly Report on Form 10-Q for the quarter ended May 31, 1995, and incorporated herein by reference).

4(e)	Amendment No. 4 dated March 8, 2001, to Rights Agreement dated April 16, 1991 (filed as Exhibit 99.1 to Amendment No. 4 to the Company’s Registration Statement on Form 8-A/A on March 22, 2001, and incorporated herein by reference).

4(f)	Amendment No. 5 dated February 26, 2004, to Rights Agreement dated April 16, 1991 between Luby’s, Inc. and American Stock Transfer & Trust, as Rights Agent (filed as Exhibit 1 to the Company’s Registration Statement on Form 8-A/A on April 14, 2004, and incorporated herein by reference).

4(g)	Amendment No. 6 dated March 20, 2006, to Rights Agreement dated April 16, 1991 between Luby’s, Inc. and American Stock Transfer & Trust, as Rights Agent (filed as Exhibit 1 to the Company’s Registration Statement on Form 8-A/A on March 23, 2007, and incorporated herein by reference).

4(h)	Amendment No. 7 dated October 29, 2007, to Rights Agreement dated April 16, 1991 between Luby’s, Inc. and American Stock Transfer & Trust, as Rights Agent (filed as Exhibit 1 to the Company’s Registration Statement on Form 8-A/A on October 30, 2007, and incorporated herein by reference).

4(i)	Credit Agreement dated July 13, 2007, among Luby’s, Inc., the lenders party thereto, Wells Fargo Bank, National Association, as Administrative Agent, and Amegy Bank, National Association, as Syndication Agent. (filed as Exhibit 4(i) to the Company’s Annual Report on Form 10-K for the fiscal year ended August 27, 2007, and incorporated herein by reference).

10(a)	Management Incentive Stock Plan of Luby’s Cafeterias, Inc. (filed as Exhibit 10(i) to the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 1989, and incorporated herein by reference).*

10(b)	Amendment to Management Incentive Stock Plan of Luby’s Cafeterias, Inc. adopted January 14, 1997 (filed as Exhibit 10(k) to the Company’s Quarterly Report on Form 10-Q for the quarter ended February 28, 1997, and incorporated herein by reference).*

10(c)	Nonemployee Director Deferred Compensation Plan of Luby’s Cafeterias, Inc. adopted October 27, 1994 (filed as Exhibit 10(g) to the Company’s Quarterly Report on Form 10-Q for the quarter ended November 30, 1994, and incorporated herein by reference).*

10(d)	Amendment to Nonemployee Director Deferred Compensation Plan of Luby’s Cafeterias, Inc. adopted January 14, 1997 (filed as Exhibit 10(m) to the Company’s Quarterly Report on Form 10-Q for the quarter ended February 28, 1997, and incorporated herein by reference).*

10(e)	Amendment to Nonemployee Director Deferred Compensation Plan of Luby’s Cafeterias, Inc. adopted March 19, 1998 (filed as Exhibit 10(o) to the Company’s Quarterly Report on Form 10-Q for the quarter ended February 28, 1998, and incorporated herein by reference).*

10(f)	Amended and Restated Nonemployee Director Stock Plan of Luby’s, Inc. adopted January 20, 2005, as amended January 24, 2007, as amended April 14, 2008. †

10(g)	Luby’s Cafeterias, Inc. Supplemental Executive Retirement Plan dated May 30, 1996 (filed as Exhibit 10(j) to the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 1996, and incorporated herein by reference).*

10(h)	Amendment to Luby’s Cafeterias, Inc. Supplemental Executive Retirement Plan adopted January 14, 1997 (filed as Exhibit 10(r) to the Company’s Quarterly Report on Form 10-Q for the quarter ended February 28, 1997, and incorporated herein by reference).*

10(i)	Amendment to Luby’s Cafeterias, Inc. Supplemental Executive Retirement Plan adopted January 9, 1998 (filed as Exhibit 10(u) to the Company’s Quarterly Report on Form 10-Q for the quarter ended February 28, 1998, and incorporated herein by reference).*

10(j)	Amendment to Luby’s Cafeterias, Inc. Supplemental Executive Retirement Plan adopted May 21, 1999 (filed as Exhibit 10(q) to the Company’s Quarterly Report on Form 10-Q for the quarter ended May 31, 1999, and incorporated herein by reference.)*

10(k)	Luby’s Incentive Stock Plan adopted October 16, 1998 (filed as Exhibit 10(cc) to the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 1998, and incorporated herein by reference).*

10(l)	Amended and Restated Luby’s Incentive Stock Plan adopted January 19, 2006 (filed as Exhibit 10(ee) to the Company’s Quarterly Report on Form 10-Q for the quarter ended February 15, 2006, and incorporated herein by reference).*

10(m)	Registration Rights Agreement dated March 9, 2001, by and among Luby’s, Inc., Christopher J. Pappas, and Harris J. Pappas (filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K dated March 9, 2001, and incorporated herein by reference).

10(n)	Purchase Agreement dated March 9, 2001, by and among Luby’s, Inc. Harris J. Pappas, and Christopher J. Pappas (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated March 9, 2001, and incorporated herein by reference).

10(o)	First Amendment to Purchase Agreement dated June 7, 2004, by and among Luby’s, Inc., Harris J. Pappas, and Christopher J. Pappas (filed as Exhibit 4(s) to the Company’s Quarterly Report on Form 10-Q for the quarter ended May 5, 2004, and incorporated herein by reference).

10(p)	Second Amendment dated as of October 29, 2007 to Purchase Agreement, dated March 9, 2001, by and between Luby’s, Inc., Harris J. Pappas and Christopher J. Pappas (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K dated October 30, 2007, and incorporated herein by reference).

10(q)	Luby’s, Inc. Amended and Restated Nonemployee Director Phantom Stock Plan effective September 28, 2001 (filed as Exhibit 10(dd) to the Company’s Quarterly Report on Form 10-Q for the quarter ended February 13, 2002, and incorporated herein by reference).*

10(r)	Form of Indemnification Agreement entered into between Luby’s, Inc. and each member of its Board of Directors initially dated July 23, 2002 (filed as Exhibit 10(gg) to the Company’s Annual Report on Form 10-K for the fiscal year ended August 28, 2002, and incorporated herein by reference).

10(s)	Amended and Restated Affiliate Services Agreement dated July 23, 2002, by and among Luby’s, Inc., Pappas Restaurants, L.P., and Pappas Restaurants, Inc. (filed as Exhibit 10(hh) to the Company’s Annual Report on Form 10-K for the fiscal year ended August 28, 2002, and incorporated herein by reference).

10(t)	Master Sales Agreement dated July 23, 2002, by and among Luby’s, Inc., Pappas Restaurants, L.P., and Pappas Restaurants, Inc. and Procedure adopted by the Finance and Audit Committee of the Board of Directors on July 23, 2002, pursuant to Section 2.3 of the Master Sales Agreement (filed as Exhibit 10(ii) to the Company’s Annual Report on Form 10-K for the fiscal year ended August 28, 2002, and incorporated herein by reference).

10(u)	Agreement dated June 7, 2004, by and among Luby’s, Inc., Christopher J. Pappas, and Harris J. Pappas (filed as Exhibit 4(s) to the Company’s Quarterly Report on Form 10-Q for the quarter ended May 5, 2004, and incorporated herein by reference).

10(v)	Employment Agreement dated November 9, 2005, between Luby’s, Inc. and Christopher J. Pappas (filed as Exhibit 10(y) to the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2005, and incorporated herein by reference).*

10(w)	Amendment No. 1 dated as of October 29, 2007 to Employment Agreement dated as of March 9, 2001 between Luby’s, Inc. and Christopher J. Pappas (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated October 30, 2007, and incorporated herein by reference).*

10(x)	Employment Agreement dated November 9, 2005, between Luby’s, Inc. and Harris J. Pappas (filed as Exhibit 10(z) to the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2005, and incorporated herein by reference).*

10(y)	Amendment No. 1 dated as of October 29, 2007 to Employment Agreement dated as of March 9, 2001 between Luby’s, Inc. and Harris J. Pappas (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K dated October 30, 2007, and incorporated herein by reference).*

10(z)	Form of Restricted Stock Award Agreement pursuant to the Luby’s Incentive Stock Plan. (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated November 15, 2007, and incorporated herein by reference).

10(aa)	Form of Incentive Stock Option Award Agreement pursuant to the Luby’s Incentive Stock Plan. (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K dated November 15, 2007, and incorporated herein by reference).

11	Statement regarding computation of Per Share Earnings. ** †

14(a)	Policy Guide on Standards of Conduct and Ethics applicable to all employees, as well as the board of directors (filed as Exhibit 14(a) to the Company’s Annual Report on Form 10-K for the fiscal year ended August 27, 2003, and incorporated herein by reference).

14(b)	Supplemental Standards of Conduct and Ethics for the Chief Executive Officer, Chief Financial Officer, Controller, and all senior financial officers (filed as Exhibit 14(b) to the Company’s Annual Report on Form 10-K for the fiscal year ended August 27, 2003, and incorporated herein by reference).

21	Subsidiaries of registrant. †

23.1	Consent of Grant Thornton LLP. †

23.2	Consent of Ernst & Young LLP. †

31.1	Rule 13a-14(a)/15d-14(a) certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Rule 13a-14(a)/15d-14(a) certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Section 1350 certification of the Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Section 1350 certification of the Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99(a)	Corporate Governance Guidelines of Luby’s, Inc., as amended October 28, 2004. (filed as Exhibit 99(a) to the Company’s Annual Report on Form 10-K for the fiscal year ended August 30, 2006, and incorporated herein by reference).

*	Denotes management contract or compensatory plan or arrangement.
**	Information required to be presented in Exhibit 11 is provided in Note 14 “Earnings Per Share” of the Notes to Consolidated Financial Statements under Part II, Item 8 of this Form 10-K in accordance with the provisions of FASB Statement of Financial Accounting Standards (SFAS) No. 128, Earnings per Share.
†	Previously filed as an exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended August 27, 2008 filed with the Commission on November 7, 2008.