Form 10-Q
period 2009-02-11
LUBYS INC
filed 2009-03-20
CIK 16099

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 11, 2009

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period From              to

Commission file number 001-08308

Luby’s, Inc.

(Exact name of registrant as specified in its charter)

Delaware	74-1335253
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

13111 Northwest Freeway, Suite 600

Houston, Texas 77040

(Address of principal executive offices) (Zip Code)

(713) 329-6800

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (check one):

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐    No  ☒

As of March 10, 2009, there were 27,972,162 shares of the registrant’s common stock outstanding.

Luby’s, Inc.

Form 10-Q

Quarter ended February 11, 2009

Additional Information

We file reports with the Securities and Exchange Commission, including annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K. The public may read and copy any materials we file with the SEC at its Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. We are an electronic filer, and the SEC maintains an Internet site at http://www.sec.gov that contains the reports, proxy and information statements, and other information that we file electronically. Our website address is http://www.lubys.com. Please note that our website address is provided as an inactive textual reference only. We make available free of charge through our website our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports as soon as reasonably practicable after such material is electronically filed with or furnished to the SEC. The information provided on our website is not part of this report, and is therefore not incorporated by reference unless such information is specifically referenced elsewhere in this report.

Part I - FINANCIAL INFORMATION

Item 1.	Financial Statements

Luby’s, Inc.

Consolidated Balance Sheets

(In thousands, except share data)

	February 11, 2009	August 27, 2008
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$2,361	$4,566
Trade accounts and other receivables, net	4,139	3,368
Food and supply inventories	3,076	3,048
Prepaid expenses	1,663	1,627
Deferred income taxes	1,892	1,580

Total current assets	13,131	14,189
Property and equipment, net	196,088	198,118
Long-term investments	7,895	8,525
Property held for sale	6,101	5,282
Other assets	361	407

Total assets	$223,576	$226,521

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$11,305	$14,268
Accrued expenses and other liabilities	14,479	17,712

Total current liabilities	25,784	31,980
Credit facility debt	6,000	—
Deferred rent	2,898	2,985
Other liabilities	2,264	3,607

Total liabilities	36,946	38,572

Commitments and Contingencies
SHAREHOLDERS’ EQUITY
Common stock, $0.32 par value; 100,000,000 shares authorized; Shares issued were 28,472,162 and 28,439,214, respectively; Shares outstanding were 27,972,162 and 27,939,214, respectively	9,111	9,101
Paid-in capital	21,122	20,405
Retained earnings	161,172	163,218
Less cost of treasury stock, 500,000 shares	(4,775)	(4,775)

Total shareholders’ equity	186,630	187,949

Total liabilities and shareholders’ equity	$223,576	$226,521

The accompanying notes are an integral part of these consolidated financial statements.

Luby’s, Inc.

Consolidated Statements of Operations (unaudited)

(In thousands except per share data)

	Quarter Ended		Two Quarters Ended
	February 11, 2009	February 13, 2008	February 11, 2009	February 13, 2008

	(12 weeks)	(12 weeks)	(24 weeks)	(24 weeks)
SALES:
Restaurant sales	$67,669	$70,972	$133,614	$142,606
Culinary contract services	3,031	1,668	6,033	3,396

TOTAL SALES	70,700	72,640	139,647	146,002
COSTS AND EXPENSES:
Cost of food	18,884	19,938	37,129	39,595
Payroll and related costs	23,956	24,495	48,598	48,934
Other operating expenses	14,299	15,590	30,822	31,333
Opening costs	340	22	494	22
Cost of culinary contract services	2,681	1,500	5,341	3,078
Depreciation and amortization	4,339	4,014	8,704	7,970
General and administrative expenses	5,638	6,888	11,748	12,856
Provision for asset impairments, net	233	—	233	717
Net (gain) loss on disposition of property and equipment	65	(222)	(145)	94

Total costs and expenses	70,435	72,225	142,924	144,599

INCOME (LOSS) FROM OPERATIONS	265	415	(3,277)	1,403
Interest income	40	375	159	673
Interest expense	(56)	(49)	(142)	(100)
Impairment charge for decrease in fair value of investments	(130)	—	(130)	—
Interest income (reversal) related to income taxes	—	(578)	—	1,319
Other income, net	231	229	491	411

Income (loss) before income taxes and discontinued operations	350	392	(2,899)	3,706
Provision (benefit) for income taxes	154	85	(952)	(1,409)

Income (loss) from continuing operations	196	307	(1,947)	5,115
Loss from discontinued operations, net of income taxes	(50)	(21)	(99)	(58)

NET INCOME (LOSS)	$146	$286	$(2,046)	$5,057

Income (loss) per share from continuing operations:
Basic	$0.01	$0.01	$(0.07)	$0.18
Assuming dilution	0.01	0.01	(0.07)	0.18

Loss per share from discontinued operations:
Basic	$—	$—	$—	$—
Assuming dilution	—	—	—	—

Net income (loss) per share:
Basic	$0.01	$0.01	$(0.07)	$0.18
Assuming dilution	0.01	0.01	(0.07)	0.18

Weighted average shares outstanding:
Basic	27,965	28,408	27,955	27,645
Assuming dilution	28,077	28,518	27,955	28,057

The accompanying notes are an integral part of these consolidated financial statements.

Luby’s, Inc.

Consolidated Statement of Shareholders’ Equity (unaudited)

(In thousands)

	Common Stock						Total Shareholders’ Equity
	Issued		Treasury		Paid-In Capital	Retained Earnings
	Shares	Amount	Shares	Amount
BALANCE AT AUGUST 27, 2008	28,439	$9,101	(500)	$(4,775)	$20,405	$163,218	$187,949
Net loss	—	—	—	—	—	(2,046)	(2,046)
Common stock issued under nonemployee director benefit plans	19	6	—	—	126	—	132
Share-based compensation expense	14	4	—	—	591	—	595

BALANCE AT FEBRUARY 11, 2009	28,472	$9,111	(500)	$(4,775)	$21,122	$161,172	$186,630

The accompanying notes are an integral part of these consolidated financial statements.

Luby’s, Inc.

Consolidated Statements of Cash Flows (unaudited)

(In thousands)

	Two Quarters Ended
	February 11, 2009	February 13, 2008
	(24 weeks)	(24 weeks)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(2,046)	$5,057
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Provision for asset impairments, net of gains and losses on property sales	88	811
Depreciation and amortization	8,704	7,970
Impairment charge for decrease in fair value of investments	130	—
Amortization of debt issuance cost	40	21
Non-cash compensation expense	132	113
Share-based compensation expense	595	559
Interest related to income taxes	—	(1,319)
Deferred tax provision	(1,267)	(931)

Cash provided by operating activities before changes in operating assets and liabilities	6,376	12,281
Changes in operating assets and liabilities:
Increase in trade accounts and other receivables, net	(771)	(978)
Increase in food and supply inventories	(28)	(302)
(Increase) decrease in prepaid expenses and other assets	(29)	127
Decrease in accounts payable, accrued expenses and other liabilities	(6,595)	(302)

Net cash provided by (used in) operating activities	(1,047)	10,826

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from redemption or maturity of short-term investments	—	16,600
Purchases of short-term investments	—	(25,650)
Proceeds from redemption or maturity of long-term investments	500	—
Proceeds from disposal of assets and property held for sale	1,117	2,300
Purchases of property and equipment	(8,775)	(14,799)

Net cash used in investing activities	(7,158)	(21,549)

CASH FLOWS FROM FINANCING ACTIVITIES:
Credit facility borrowings	11,000	—
Credit facility repayments	(5,000)	—
Proceeds received on the exercise of stock options	—	11,205

Net cash provided by financing activities	6,000	11,205

Net increase (decrease) in cash and cash equivalents	(2,205)	482
Cash and cash equivalents at beginning of period	4,566	17,514

Cash and cash equivalents at end of period	$2,361	$17,996

Cash paid for:
Income taxes	$—	$302
Interest	102	56

The accompanying notes are an integral part of these consolidated financial statements.

Luby’s, Inc.

Notes to Consolidated Financial Statements (unaudited)

February 11, 2009

Note 1. Basis of Presentation

The accompanying unaudited consolidated financial statements of Luby’s, Inc. (the “Company” or “Luby’s”) have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements that are prepared for the Company’s Annual Report on Form 10-K. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the period ended February 11, 2009 are not necessarily indicative of the results that may be expected for the fiscal year ending August 26, 2009.

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

Note 2. Hurricane Ike

Hurricane Ike struck southeast Texas in September 2008 causing massive power outages and inflicting wide-spread damage in the greater Houston area. Over 40 Luby’s locations in the Houston area were closed over varying lengths of time due to the storm. Restaurant sales were negatively impacted by approximately 273 days in the aggregate when some locations were unable to open due to storm damage or loss of power. The Company estimates approximately $1.5 million in lost sales from these store closures partially offset by post hurricane sales. During the two quarters ended February 11, 2009, the Company incurred direct costs of $1.3 million for damages, auxiliary power, food loss and other miscellaneous costs. The Company continues to seek to recover a portion of lost profits, property damages, and some expenses incurred through insurance claims.

In March 2009, the Company received insurance proceeds of approximately $0.6 million related to a hurricane property damage claim arising due to the hurricane. These proceeds were received subsequent to February 11, 2009 and will be recognized in income in the third quarter.

Note 3. Fair Value Measurement

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement No. 157, Fair Value Measurements (“FAS 157”), which defines fair value, establishes a framework for using fair value to measure assets and liabilities, and expands disclosure about fair value measurements. FAS 157 applies whenever other statements require or permit asset or liabilities to be measured at fair value. The Company adopted the provisions of FAS 157 at the beginning of the first quarter of fiscal year 2009.

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

As of February 11, 2009, the Company held auction rate securities, which are classified as available-for-sale investments in long-term investments on the balance sheet and are required to be measured at fair value on a recurring basis. As discussed in Note 5 below, the continued illiquidity in the auction rate market has affected the fair market value of the Company’s auction rate securities because the auctions continue to fail. Therefore, in the absence of an active market, the Company estimated the fair value of these investments using price submissions from traders specializing in the securities. These traders considered, among other things, the collateralization underlying the security, the creditworthiness of the counterparty, the timing of the expected future cash flows, the investments’ interest rate compared to similar investments, the current illiquidity of the investments, and the estimated next successful auction of the security.

Although management currently has the intent and believes it has the ability to hold the Company’s auction rate securities until maturity or until the securities can be sold for par value, there is no certainty in the long-term. The market for the Company’s auction rate securities has not been liquid for an extended time and the credit risk of the security issuers and related insurers is uncertain. Therefore, the Company considers the impairment of its auction rate securities to be “other-than-temporary”.

As a result of the “other-than-temporary” decline in the fair value of the Company’s auction rate securities investments, the Company recorded a realized holding loss of approximately $0.8 million during the fourth quarter of fiscal year 2008 and $0.1 million during the quarter ended February 11, 2009. Any recoveries of previous recognized losses will not be recorded until the security is sold. Any future decrease in fair value related to these investments will increase the Company’s realized loss.

The assets measured at fair value on a recurring basis subject to the disclosure requirements of FAS 157 were as follows:

	Fair Value Measurement at February 11, 2009 Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
		(In thousands)
Auction rate securities investments:
Balance at August 27, 2008	$—	$—	$8,525
Sale of long-term investments	—	—	(500)
Total gains or losses (realized and unrealized):
Included in net income (loss)	—	—	(130)

Balance at February 11, 2009	$—	$—	$7,895

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

Note 5. Investments

Short-term Investments

Short-term investments include two types of securities: held-to-maturity and available-for-sale. Securities held-to-maturity are reported at amortized cost. Available-for-sale securities are reported at fair value with unrealized gains and losses excluded from earnings and reported in shareholders’ equity unless such losses are considered “other-than-temporary”. At February 11, 2009 and August 27, 2008, the Company held no securities as short-term investments.

Long-term Investments

At February 11, 2009, the Company held $8.9 million, par value ($7.9 million, fair value), of auction rate municipal bonds as long-term investments. Adjustments to fair value were recorded in the fourth quarter of fiscal year 2008 and the quarter ended February 11, 2009 based on the continued illiquidity of the auction rate securities market and an assessment of the securities. During the first quarter of fiscal year 2009, $0.5 million of auction rate municipal bonds were called at their par value by the issuer. No gain or loss was recognized. The $1.0 million loss was considered “other-than-temporary” and was recorded as a charge to earnings.

Currently, there are no active markets for the Company’s auction rate securities. Therefore, the Company estimated the fair value using price submissions from traders specializing in these securities. Based on the price submissions and on the possible long-term illiquidity of the markets, the Company recognized an “other than temporary” impairment in the fourth quarter of fiscal year 2008 and in the second quarter of fiscal year 2009.

The auction rate municipal securities are long-term debt obligations that are secured by certain revenue streams (sewer, hospital, etc.). These auction rate securities have insurance policies guaranteeing the payment of principal and accrued interest, as scheduled, on each of the bonds if the issuer is unable to service the debt. These securities have been issued ratings ranging from A2 – Aa3 (Moody’s) and A – AAA (Standard and Poor’s). The bonds have experienced this disparity in credit ratings because of the insurance company’s revised credit ratings issued by Moody’s and Standard and Poor’s. If these securities continue to fail at auction, interest income will continue to accrue at a designated benchmark rate plus a premium; otherwise, they will be sold. At each of the resets between February 12, 2008 and February 11, 2009, the Company received all accrued interest due.

When the market stopped normal trading on February 12, 2008 and auctions overwhelmingly began to fail, the Company had sell orders on all of its holdings. Since that date, several of its holdings have experienced partial or full calls while auctions for the remaining bonds have continued to fail. Of the bonds that were successfully sold or called since February 12, 2008, the Company received par value of $8.8 million plus accrued interest on the bonds.

These municipal bonds have underlying maturity dates ranging from June 1, 2019 through February 1, 2042 and had taxable equivalent yield rates ranging from 0.76% to 3.45% during the quarter ended February 11, 2009. Historically, the auction process allowed investors to obtain immediate liquidity by selling the securities at their face amounts. Liquidity for these securities was historically provided by entering sell orders through a Dutch-auction process that resets interest rates on these securities every 7, 28 or 35 days. However, the disruptions in the credit markets have continued to adversely affect the auction market for these types of securities.

Although the Company intends to hold the investments until liquidity returns to the auction rate securities market or the bonds are called or refunded by the issuer or other types of remedy, the Company has recorded these available-for-sale securities as long-term investments and recorded a realized loss as “other-than-temporary” impairment in the consolidated statement of operations because a majority of auction sell orders have failed. The length of time required for liquidity to return to the market by normal or other means is uncertain.

Note 6. Income Taxes

For the two quarters ended February 11, 2009, including both continuing and discontinued operations, the Company generated a gross taxable loss of approximately $1.4 million. No cash payments of estimated income taxes were made during the two quarters ended February 11, 2009.

Deferred tax assets and liabilities are recorded based on differences between the financial reporting basis and the tax basis of assets and liabilities using currently enacted rates and laws that will be in effect when the differences are expected to reverse. Deferred tax assets are recognized to the extent future taxable income is expected to be sufficient to utilize those assets prior to their expiration. If current available information raises doubt about the realization of the deferred tax assets, a valuation allowance would be necessary. A valuation allowance for deferred tax assets may be required if recovery of prior taxes by carrying back current losses to prior years is not available, if the Company projects lower levels of future taxable income, or if the Company recently experienced consecutive pretax losses. Such a valuation allowance would be established through a charge to income tax expense which would adversely affect the Company’s reported operating results. Through the two quarters ended February 11, 2009, the Company did not record a charge to establish a valuation allowance against its deferred tax assets.

Management believes that adequate provisions for income taxes have been reflected in the financial statements and is not aware of any significant exposure items that have not been reflected in the financial statements. Amounts considered probable of settlement within one year have been included in the accrued expenses and other liabilities in the accompanying consolidated balance sheet. We do not anticipate any material change in the total amount of unrecognized tax benefits to occur within the next thirteen four-week periods.

Note 7. Property and Equipment

The cost and accumulated depreciation of property and equipment at February 11, 2009 and August 27, 2008, together with the related estimated useful lives used in computing depreciation and amortization, were as follows:

	February 11, 2009	August 27, 2008	Estimated Useful Lives
	(In thousands)
Land	$53,270	$53,904	—
Restaurant equipment and furnishings	119,087	120,426	3 to 15 years
Buildings	185,972	183,385	20 to 33 years
Leasehold and leasehold improvements	21,433	20,923	Lesser of lease term or estimated useful life
Office furniture and equipment	6,187	6,029	3 to 10 years
Construction in progress	3,349	880	—

	389,298	385,547
Less accumulated depreciation and amortization	(193,210)	(187,429)

Property and equipment, net	$196,088	$198,118

Note 8. Impairment of Long-Lived Assets and Property Held for Sale

Impairment of Long-Lived Assets and Store Closings

The Company periodically evaluates long-lived assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company estimates future cash flows expected to result from the use and possible disposition of the asset and will recognize an impairment loss when the sum of the undiscounted estimated future cash flows is less than the carrying amounts of such assets. The estimates of future cash flows, based on reasonable and supportable assumptions and projections, require management’s subjective judgments. The span of time for which future cash flows are estimated is often lengthy, which increases the sensitivity to assumptions made. Depending on the assumptions and estimates used, the estimated future cash flows projected in the evaluation of long-lived assets can vary within a wide range of outcomes. The Company considers the likelihood of possible outcomes in determining the best estimate of future cash flows. The measurement for such an impairment loss is then based on the fair value of the asset as determined by either discounted cash flows, appraisals or the estimated net proceeds upon sale. With respect to continuing operations, write-downs associated with these impairment analyses, as well as actual exit costs incurred for store closings are reflected in the Consolidated Statements of Operations in “Provision for asset impairments, net”.

Property Held for Sale

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

In the second quarter of fiscal year 2009, impairment charges totaling approximately $0.2 million reduced the net realizable value of the remaining property held for sale.

At February 11, 2009, the Company had six owned properties and four ground leases recorded at approximately $6.1 million in property held for sale. The Company is actively marketing the locations currently classified as property held for sale.

Subsequent to February 11, 2009, the Company sold one owned property for $0.9 million, which was approximately the property’s net book value.

The Company’s results of discontinued operations will be affected by the disposal of two of the ten properties held for sale to the extent proceeds from the sales exceed or are less than net book value.

Note 9. Commitments and Contingencies

Off-Balance Sheet Arrangements

The Company has no off-balance sheet arrangements.

Pending Claims

Certain current and former hourly restaurant employees filed a lawsuit against the Company in the U. S District Court for the Southern District of Texas alleging violations of the Fair Labor Standards Act with respect to the inclusion of certain employees in a tip pool. The lawsuit seeks penalties and attorney’s fees and was conditionally certified as a collective action in October 2008. The Company intends to vigorously defend its position. It is not possible at this time to reasonably estimate the possible loss or range of loss, if any.

From time to time, the Company is subject to various other private lawsuits, administrative proceedings and claims that arise in the ordinary course of its business. A number of these lawsuits, proceedings and claims may exist at any given time. These matters typically involve claims from guests, employees and others related to issues common to the restaurant industry. At this time, management believes that the ultimate resolution of pending legal proceedings will not have a material adverse effect on the Company’s results of operations, financial position or cash flows.

Construction Activity

From time to time, the Company enters into non-cancelable contracts for the construction of its new restaurants. This construction activity exposes the Company to the risks inherent in new construction including but not limited to rising material prices, labor shortages, delays in getting required permits and inspections, adverse weather conditions and injuries sustained by workers. During the second quarter ended February 11, 2009, the Company paid $0.1 million to terminate a construction contract.

Note 10. Related Parties

Affiliate Services

The Company’s Chief Executive Officer, Christopher J. Pappas, and Chief Operating Officer, Harris J. Pappas, own two restaurant entities (the “Pappas entities”) that may provide services to the Company and its subsidiaries, as detailed in the Master Sales Agreement dated December 9, 2005 among the Company and the Pappas entities.

Under the terms of the Master Sales Agreement, the Pappas entities may provide specialized (customized) equipment fabrication and basic equipment maintenance, including stainless steel stoves, shelving, rolling carts, and chef tables. The total costs under the Master Sales Agreement of custom-fabricated and refurbished equipment in the two quarters ended February 11, 2009 and February 13, 2008 were $0.3 million and $0.2 million, respectively. Services provided under this agreement are subject to review and approval by the Finance and Audit Committee.

Operating Leases

The Company previously leased from the Pappas entities property that was used to accommodate the Company’s in-house repair and fabrication center, and which was referred to as the Houston Service Center. The Company terminated this lease in August 2008. The Company paid zero and $34,000 pursuant to the terms of this lease in the two quarters ended February 11, 2009 and February 13, 2008, respectively. The Company leases from an unrelated third party a new property that combines both the offices of the Company’s Facility Services and Warehouse Operations. The property is approximately 60,000 square feet.

The Company also previously leased from the Pappas entities approximately 27,000 square feet of warehouse space to complement the Houston Service Center, at a monthly rate of approximately $0.21 per square foot. The Company paid zero and $27,800 pursuant to the terms of this lease in the two quarters ended February 11, 2009 and February 13, 2008, respectively. On February 29, 2008, the Company terminated this lease.

In the third quarter of fiscal year 2004, Messrs. Pappas became partners in a limited partnership which purchased a retail strip center in Houston, Texas. Messrs. Pappas collectively own a 50% limited partnership interest and a 50% general partnership interest in the limited partnership. A third party company manages the center. One of the Company’s restaurants has rented approximately 7% of the space in that center since July 1969. No changes were made to the Company’s lease terms as a result of the transfer of ownership of the center to the new partnership. The Company made payments of $0.1 million and $0.1 million in the two quarters ended February 11, 2009 and February 13, 2008, respectively, under the lease agreement which currently includes an annual base rate of $14.64 per square foot.

On November 22, 2006, the Company executed a new lease agreement with respect to this shopping center. Effective upon the Company’s relocation and occupancy into the new space in July 2008, the new lease agreement provides for a primary term of approximately twelve years with two subsequent five-year options and gives the landlord an option to buy out the tenant on or after the calendar year 2015 by paying the then unamortized cost of improvements to the tenant. The Company owed, under the lease, $16.65 per square foot plus maintenance, taxes, and insurance for the calendar year 2008. For calendar year 2009 the Company will pay $20.00 per square foot plus maintenance, taxes and insurance. Thereafter, the lease provides for reasonable increases in rent at set intervals. The new lease agreement was approved by the Finance and Audit Committee.

Affiliated rents paid for the Houston Service Center, the separate storage facility and the Houston property leases combined represented 5.1% and 8.2% of total rents for continuing operations for the two quarters ended February 11, 2009 and February 13, 2008, respectively.

	Two Quarters Ended
	February 11, 2009	February 13, 2008
	(24 weeks)	(24 weeks)
	(In thousands, except percentages)
AFFILIATED COSTS INCURRED:
General and administrative expenses – professional and other costs	$64	$75
Capital expenditures – custom-fabricated and refurbished equipment and furnishings	280	201
Other operating expenses and opening costs, including property leases	144	192

Total	$488	$468

RELATIVE TOTAL COMPANY COSTS:
General and administrative expenses	$11,748	$12,856
Capital expenditures	8,775	14,799
Other operating expenses and opening costs	31,316	31,355

Total	$51,839	$59,010

AFFILIATED COSTS INCURRED AS A PERCENTAGE OF RELATIVE TOTAL COMPANY COSTS
Fiscal year to date	0.94%	0.79%

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

Paulette Gerukos, Vice President of Human Resources of the Company, is the sister-in-law of Harris J. Pappas, the Chief Operating Officer.

Note 11. Share-Based Compensation

Stock Options

The Company has an Incentive Stock Plan for officers and employees together (“Employee Stock Plans”) and a Non-employee Director Stock Option Plan for non-employee directors. These plans authorize the granting of stock options, restricted stock and other types of awards consistent with the purpose of the plans. The number of shares authorized for issuance under the Company’s plans as of February 11, 2009 totals approximately 2.9 million, of which approximately 1.4 million shares are available for future issuance. Stock options granted under the Incentive Stock Plan and the Non-employee Director Stock Option Plan have an exercise price equal to the market price of the Company’s common stock at the date of grant. Option awards under the Employee Stock Plans generally vest 25% each year on the anniversary of the grant date and expire six to ten years from the grant date. Option awards under the Non-employee Director Stock Option Plan generally vest 100% on the first anniversary of the grant date and expire ten years from the grant date.

A summary of the Company’s stock option activity for the two quarters ended February 11, 2009 is presented below:

	Shares Under Fixed Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
			(Years)	(In thousands)
Outstanding at August 27, 2008	689,254	$10.73	3.90	$145
Granted	363,010	5.27
Exercised	—	—
Forfeited or Expired	(18,701)	13.59

Outstanding at February 11, 2009	1,033,563	8.76	5.12	48

Exercisable at February 11, 2009	402,728	$10.46	3.46	$48

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

A summary of the Company’s restricted stock activity during the two quarters ended February 11, 2009 is presented in the following table:

	Restricted Stock Units	Fair Value	Weighted-Average Remaining Contractual Term	Weighted-Average Grant Date
		(Per share)	(Years)
Unvested at August 27, 2008	95,190	$10.04	1.79	6/11/07
Granted	18,998	5.61	—	11/26/08
Vested	(32,948)	8.45	—	8/18/07

Unvested at February 11, 2009	81,240	$9.64	1.60	9/16/07

Note 12. Earnings Per Share

Basic net income per share is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding for the reporting period. Diluted net income per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. For the calculation of diluted net income per share, the basic weighted average number of shares is increased by the dilutive effect of restricted stock, phantom stock, and stock options determined using the treasury stock method. Stock options with exercise prices exceeding current market prices that were excluded from the computation of net income per share amounted to approximately 659,000 shares and 292,000 shares for the two quarters ended February 11, 2009 and February 13, 2008, respectively.

The components of basic and diluted net income per share are as follows:

	Quarter Ended		Two Quarters Ended
	February 11, 2009	February 13, 2008	February 11, 2009	February 13, 2008
	(12 weeks)	(12 weeks)	(24 weeks)	(24 weeks)
	(In thousands except share data)
Numerator:
Income (loss) from continuing operations	$196	$307	$(1,947)	$5,115

Net income (loss)	$146	$286	$(2,046)	$5,057

Denominator:
Denominator for basic earnings per share – weighted-average shares	27,965	28,408	27,955	27,645
Effect of potentially dilutive securities:
Employee and non-employee stock options	—	—	—	320
Phantom stock	30	30	—	30
Restricted stock	82	80	—	62

Denominator for earnings per share assuming dilution	28,077	28,518	27,955	28,057

Income (loss) per share from continuing operations:
Basic	$0.01	$0.01	$(0.07)	$0.18
Assuming dilution	$0.01	$0.01	$(0.07)	$0.18

Net income (loss) per share:
Basic	$0.01	$0.01	$(0.07)	$0.18
Assuming dilution	$0.01	$0.01	$(0.07)	$0.18

Note 13. New Accounting Pronouncements

On August 28, 2008, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements,” which defines fair value, and SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities Including an Amendment of SFAS No. 115,” which permits entities to choose to measure many financial instruments and certain other items at fair value. The impact of these statements is reflected on the Company’s consolidated financial statements for the first quarter of fiscal year 2009.

In February 2008, the FASB issued FASB Staff Position FAS 157-2, “Effective Date of FASB Statement No. 157,” which delayed the effective date of SFAS No. 157 for all non-financial assets and liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis, until August 27, 2009. The Company has not yet determined the impact, if any, that the implementation of SFAS 157-2, for non-financial assets and liabilities, will have on its consolidated financial statements.

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

Management’s discussion and analysis of financial condition and results of operations should be read in conjunction with the consolidated financial statements and footnotes for the period ended February 11, 2009 included in Item 1 of Part I of this Quarterly Report on Form 10-Q, and the audited financial statements included in our Annual Report on Form 10-K for the fiscal year ended August 27, 2008.

Overview

As of February 11, 2009, we operated 120 restaurants, of which 119 are traditional cafeterias and one primarily serves seafood. These establishments are located in close proximity to retail centers, business developments and residential areas in four states. Of the 120 restaurants, 89 are located on property that we own and 31 are on leased premises.

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

Hurricane Ike

Hurricane Ike struck southeast Texas in September 2008 causing massive power outages and inflicting wide-spread damage in the greater Houston area. Over 40 Luby’s locations in the Houston area were closed over varying lengths of time due to the storm. Restaurant sales were negatively impacted by approximately 273 days in the aggregate when some of our locations were unable to open due to storm damage or loss of power. We estimate approximately $1.5 million in lost sales from these store closures which were partially offset by post-hurricane sales. During the two quarters ended February 11, 2009, we incurred direct costs of $1.3 million for damages, auxiliary power, food loss and other miscellaneous costs. We continue to seek to recover a portion of lost profits, property damages, and some expenses incurred through insurance claims.

In March 2009, we received insurance proceeds of approximately $0.6 million related to a hurricane property damage claim. These proceeds were received subsequent to February 11, 2009 and will be recognized in income in the third quarter.

RESULTS OF OPERATIONS

For the Second Quarter and Year-to-Date Fiscal Year 2009 versus the Second Quarter and Year-to-Date Fiscal Year 2008

Sales

Total sales decreased approximately $1.9 million, or 2.7%, in the quarter ended February 11, 2009, compared to the quarter ended February 13, 2008, consisting of a $3.3 million decrease in restaurant sales and a $1.4 million increase in culinary contract services revenue. The $3.3 million decline in restaurant sales included a $2.7 million reduction in sales related to closed operations partially offset by new restaurant sales. On a same-store basis, sales decreased approximately $2.1 million, or 3.2%, due primarily to declines in guest traffic partially offset by higher menu prices. The quarter ended February 11, 2009 benefited from the favorable timing of Thanksgiving at the beginning of the quarter and, to a lesser extent, was adversely affected by the unfavorable timing of Lent, which began after quarter-end. Adjusting for the timing of these holidays, we estimate same store sales declined 5.0% in the quarter ended February 11, 2009. No restaurants were opened or closed during the quarters ended February 11, 2009 and February 13, 2008.

Total sales decreased approximately $6.4 million, or 4.4%, in the two quarters ended February 11, 2009, compared to the two quarters ended February 13, 2008, consisting of a $9.0 million decrease in restaurant sales and a $2.6 million increase in culinary contract services revenue. The $9.0 million decline in restaurant sales included a $5.4 million reduction in sales related to closed operations partially offset by new restaurant sales. On a same-store basis, sales decreased approximately $6.7 million, or 4.9%, due primarily to declines in guest traffic partially offset by higher menu prices. Excluding the lost sales from Hurricane Ike and adjusting for unfavorable timing of Lent this year which began after quarter-end, we estimate same-store sales were down 4.4%.

Cost of Food

Food costs decreased approximately $1.1 million, or 5.3%, in the quarter ended February 11, 2009 compared to quarter ended February 13, 2008 due to lower sales volumes. As a percentage of restaurant sales, food costs decreased 0.2%, to 27.9%, in the quarter ended February 11, 2009 compared to 28.1% in the quarter ended February 13, 2008, primarily due to higher menu prices partially offset by increased commodity costs in seafood, beef, oils and shortening.

Food costs decreased approximately $2.5 million, or 6.2%, in the two quarters ended February 11, 2009 compared to the two quarters ended February 13, 2008, due to lower sales volumes. As a percentage of restaurant sales, food costs were unchanged at 27.8% in the two quarters ended February 11, 2009 and the two quarters ended February 13, 2008, primarily due to increased commodity costs in seafood, beef, oils and shortening, offset by higher menu prices.

Payroll and Related Costs

Payroll and related costs decreased approximately $0.5 million in the quarter ended February 11, 2009 compared to the quarter ended February 13, 2008. Payroll and related expenses decreased primarily due to lower crew overtime and lower management costs offset by higher average wages paid to our crew employees. As a percentage of restaurant sales, these costs increased 0.9%, to 35.4%, in the quarter ended February 11, 2009 compared to 34.5% in the quarter ended February 13, 2008, due to reduced restaurant sales.

Payroll and related costs decreased approximately $0.3 million in the two quarters ended February 11, 2009 compared to the two quarters ended February 13, 2008, due primarily to lower use of crew overtime and lower management costs offset by higher average wages paid to our crew employees and higher workers’ compensation expense. As a percentage of restaurant sales, payroll and related costs increased 2.1% to 36.4% in the two quarters ended February 11, 2009 compared to 34.3% in the two quarters ended February 13, 2008, primarily due to reduced restaurant sales. The change in the workers’ compensation expense, as a percentage of restaurant sales, increased payroll and related costs by approximately 0.5% in the two quarters ended February 11, 2009 compared to the two quarters ended February 13, 2008.

Other Operating Expenses

Other operating expenses primarily include restaurant related expenses for utilities, repairs and maintenance, advertising, insurance, services, supplies and occupancy costs. Other operating expenses decreased by approximately $1.3 million, or 8.3%, in the quarter ended February 11, 2009 compared to the quarter ended February 13, 2008. As a percentage of restaurant sales, these costs decreased 0.9%, to 21.1%, in the quarter ended February 11, 2009 compared to 22.0% in the quarter ended February 13, 2008. Other operating expenses decreased primarily due to 1) an approximate $0.7 million reduction in repairs and maintenance expense related to improvements in cost controls, 2) an approximate $0.3 million, net decrease in restaurant supplies and other operating expenses on reduced restaurant sales, and 3) an approximate $0.3 million reduction in guest claims expense.

Other operating expenses decreased by approximately $0.5 million, or 1.6%, in the two quarters ended February 11, 2009 compared to the two quarters ended February 13, 2008. As a percentage of restaurant sales, these costs increased 1.1%, to 23.1%, in the two quarters ended February 11, 2009 compared to 22.0% in the two quarters ended February 13, 2008. Other operating expenses decreased primarily due to 1) an approximate $0.9 million reduction in repairs and maintenance expense related to cost control and preventative maintenance efforts, 2) an approximate $0.6 million reduction in supplies expense on reduced restaurant sales and reduced need for replacing restaurant supplies, and 3) an approximate $0.3 million reduction in guest claims expense. The decrease in other operating expenses was partially offset by $1.3 million in Hurricane Ike related expenses recognized in the two quarters ended February 11, 2009.

Opening Costs

Opening costs include labor, supplies, occupancy, and other costs necessary to support the restaurant through its opening period. Opening costs were approximately $340,000 in the quarter ended February 11, 2009 compared to approximately $22,000 in the quarter ended February 13, 2008. The quarter ended February 11, 2009 included the costs incurred in preparation for a new restaurant opening in addition to the carrying costs of locations which are to be developed for future restaurant openings.

Opening costs were approximately $494,000 in the two quarters ended February 11, 2009 compared to approximately $22,000 in the two quarters ended February 13, 2008. Opening costs in the two quarters ended February 11, 2009 included the costs incurred in preparation for a new restaurant opening in addition to the carrying costs of locations which are to be developed for future restaurant openings.

Cost of Culinary Contract Services

Cost of culinary contract services increased by approximately $1.2 million in the quarter ended February 11, 2009 compared to the quarter ended February 13, 2008. Cost of culinary contract services includes the food, labor, and other direct operating expenses associated with culinary contract services. Substantially all of these costs are reimbursable costs incurred within the contract terms. As of the end of the quarter ended February 11, 2009, there were three additional culinary services contracts outstanding compared to the end of the quarter ended February 13, 2008.

Cost of culinary contract services increased by approximately $2.3 million in the two quarters ended February 11, 2009 compared to the two quarters ended February 13, 2008. Cost of culinary contract services includes the food, labor, and other direct operating expenses associated with culinary contract services. Substantially all of these costs are reimbursable costs incurred within the contract terms. As of the end of the two quarters ended February 11, 2009, there were three additional culinary services contracts outstanding compared to the end of the two quarters ended February 13, 2008.

Depreciation and Amortization

Depreciation and amortization expense increased by approximately $0.3 million, or 8.1%, in the quarter ended February 11, 2009 compared to the quarter ended February 13, 2008 due to the higher depreciable asset base generated by increased capital expenditures in fiscal year 2008, including the opening of three restaurants in fiscal year 2008 as well as upgrades and remodels to existing units.

Depreciation and amortization expense increased by approximately $0.7 million, or 9.2%, in the two quarters ended February 11, 2009 compared to the two quarters ended February 13, 2008 due to the higher depreciable asset base generated by increased capital expenditures in fiscal year 2008, including the opening of three restaurants in fiscal year 2008 as well as upgrades and remodels to existing units.

General and Administrative Expenses

General and administrative expenses include corporate salaries and benefits-related costs, including restaurant area leaders, share-based compensation, professional fees, travel and recruiting expenses and other office expenses. General and administrative expenses decreased by approximately $1.3 million, or 18.2%, in the quarter ended February 11, 2009 compared to the quarter ended February 13, 2008. As a percentage of total sales, general and administrative expenses decreased to 8.0% in the quarter ended February 11, 2009 compared to 9.5% in the quarter ended February 13, 2008. The decrease was due to 1) the absence of approximately $1.1 million in professional fees primarily related to the solicitation of proxies for the 2008 annual meeting of shareholders, which were incurred during the quarter ended February 13, 2008, and 2) an approximate $0.2 million reduction in corporate salary expense related to reduction in corporate staffing levels.

General and administrative expenses decreased by approximately $1.1 million, or 8.6%, in the two quarters ended February 11, 2009 compared to the two quarters ended February 13, 2008. As a percentage of total sales, general and administrative expenses decreased to 8.4% in the two quarters ended February 11, 2009 compared to 8.8% in the two quarters ended February 13, 2008. The decrease was mainly due to the absence of approximately $1.1 million in professional service fees primarily related to costs in the solicitation of proxies in connection with our 2008 annual meeting of shareholders, which were incurred during the quarter ended February 13, 2008.

Asset Charges

The provision for asset impairments, net increased by approximately $0.2 million in the quarter ended February 11, 2009 compared to the quarter ended February 13, 2008 due to impairment charges on properties held for sale recognized in the quarter ended February 11, 2009.

The provision for asset impairments, net decreased by approximately $0.5 million in the two quarters ended February 11, 2009 compared to the two quarters ended February 13, 2008. The decrease is primarily related to impairment charges on properties held for sale recognized in the quarter ended February 11, 2009 amounting to less than the impairment charges related to the closing of underperforming units recognized in the two quarters ended February 13, 2008.

Net (Gain) Loss on Disposition of Property and Equipment

The net loss (gain) on disposition of property and equipment was a loss of approximately $0.1 million in the quarter ended February 11, 2009. The net loss reflects normal asset retirement activity. The net loss (gain) on disposition of property and equipment was a net gain primarily due to the sale of one restaurant unit recognized during the quarter ended February 13, 2008 partially offset by asset retirement activity associated with restaurant remodels.

The net loss (gain) on disposition of property and equipment was a net gain of approximately $0.1 million in the two quarters ended February 11, 2009. The net gain in the two quarters ended February 11, 2009 reflects the gain on the sale of one closed restaurant property, partially offset by normal asset retirement activity. The net loss (gain) on disposition of property and equipment was a net loss of approximately $0.1 million in the two quarters ended February 13, 2008. The net loss in the first two quarters ended February 13, 2008 reflects the disposal of property and equipment due in part to increased remodel activity, partially offset by the gain on the sale of one closed restaurant property.

Insurance proceeds of approximately $0.6 million related to property damage associated with the hurricane were received in March 2009. These proceeds were received subsequent to February 11, 2009 and will be recognized in the third quarter.

Interest Income

Interest income decreased by approximately $0.3 million in the quarter ended February 11, 2009 compared to the quarter ended February 13, 2008, primarily related to lower cash and short-term investment balances and lower interest rates.

Interest income decreased by approximately $0.5 million in the two quarters ended February 11, 2009 compared to the two quarters ended February 13, 2008, primarily related to lower cash and short-term investment balances and lower interest rates.

Interest Expense

Interest expense in the two quarters ended February 11, 2009 increased slightly compared to the interest expense in the two quarters ended February 13, 2008 due to borrowing under our revolving credit facility in the two quarters ended February 11, 2009.

Impairment of Fair Market Value of Investment

The provision for impairment charges for decreased fair value of investments increased by approximately $0.1 million during the quarter ended February 11, 2009 compared to the quarter ended February 13, 2008. This impairment charge was recorded in the quarter ended February 11, 2009 due to the continued illiquidity of the auction rate securities markets. The reduction in fair value of the investments was derived through valuation and is considered “other-than-temporary.” See “Liquidity and Capital Resources – Status of Long-Term Investments and Liquidity” below for additional information regarding these investments.

Interest Related to Income Taxes

The interest related to income taxes in the two quarters ended February 13, 2008 included the reversal of previously recognized interest expense associated with the settled tax audit contingencies and the interest portion of an income tax refund.

Other Income, Net

Other income, net, consisted primarily of the following components: net rental property income and expenses relating to property for which we are the landlord; prepaid sales tax discounts earned through our participation in state tax prepayment programs; oil and gas royalty income; and de-recognition of gift certificate liability resulting from the expiration of state statutes of limitation on gift certificate amounts. Other income in the quarter ended February 11, 2009 remained comparable to the quarter ended February 13, 2008.

Other income, net in the two quarters ended February 11, 2009 increased by approximately $0.1 million due to oil and gas royalty income.

Taxes

The income tax provision for the quarter ended February 11, 2009 increased $0.1 million when compared to the quarter ended February 13, 2008.

The income tax benefit for the two quarters ended February 11, 2009 primarily reflects the tax benefit recognized due to the net pre-tax loss from continuing operations at an effective tax rate of 32.9%.

The income tax benefit recorded for the two quarters ended February 13, 2008 reflects an effective tax rate of -38.0% of the results of continuing operations. The net tax benefit for the period included a $2.8 million nonrecurring tax benefit partially offset by $1.3 million in income tax expense. The income tax benefit of $2.8 million included a reversal of tax accruals for contingencies that did not materialize following the completion of tax audits and an income tax refund receivable, partially offset by the reversal of unrealized deferred tax assets related to stock options.

Discontinued Operations

The loss from discontinued operations remained comparable in the two quarters ended February 11, 2009 to the two quarters ended February 13, 2008.

LIQUIDITY AND CAPITAL RESOURCES

Cash and Cash Equivalents

General. Our primary sources of short-term and long-term liquidity are cash flows from operations and our revolving credit facility. The current macro economic conditions have adversely affected our cash flows from operations. In this environment, we have taken steps to improve customer traffic and increase restaurant sales as well as reduce controllable costs. We have also reduced our discretionary capital expenditures, but will continue the level of capital and repair and maintenance expenditures necessary to keep our restaurants attractive and operating efficiently. In March 2009, we amended our revolving credit facility with our original two banking partners and believe the amended revolving credit facility will provide the needed capital resources to operate.

Our cash requirements consist principally of:

•	capital expenditures for new store development and construction, restaurant renovations and upgrades and information technology; and

•	working capital.

The continued decline in our cash flow from operations required us to utilize $6.0 million of our credit facility as of February 11, 2009. Under the current terms of our amended revolving credit facility, capital expenditures and the amount of borrowings are limited based on our EBITDA, as defined in the agreement. Based upon our level of past and projected capital requirements, we expect that cash flows from operations, combined with other financing alternatives in place or available, will be sufficient to meet our capital expenditures and working capital requirements during the next twelve months.

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

The following table summarizes our cash flows from operating, investing and financing activities:

	Two Quarters Ended
	February 11, 2009	February 13, 2008
	(24 weeks)	(24 weeks)
	(In thousands)
Total cash provided by (used in):
Operating activities	$(1,047)	$10,826
Investing activities	(7,158)	(21,549)
Financing activities	6,000	11,205

Increase (decrease) in cash and cash equivalents	$(2,205)	$482

Operating Activities. In the two quarters ended February 11, 2009, operating cash flow decreased $11.9 million compared to the two quarters ended February 13, 2008, primarily due to a decline in restaurant sales and increased restaurant expenses.

Investing Activities. Cash flows used in investing activities were $7.2 million in the two quarters ended February 11, 2009 compared to $21.5 million in the two quarters ended February 13, 2008, primarily due to decreased purchases of short-term investments and decreased purchases of property and equipment, which includes new restaurant construction in progress. Our capital expenditure program includes, among other things, investments in new locations, restaurant remodeling, and information technology enhancements. We used $8.8 million for purchases of property and equipment in the two quarters ended February 11, 2009 compared to $14.8 million in the two quarters ended February 13, 2008. We expect to spend approximately $12.0 million to $15.0 million on capital expenditures in fiscal year 2009.

Financing Activities. Cash provided by financing activities decreased $5.2 million, to $6.0 million, compared to the two quarters ended February 13, 2008, due primarily to the non-recurrence of proceeds from the exercise of stock options. Net borrowings under our revolving credit facility during the two quarters ended February 11, 2009 were $6.0 million.

Status of Long-Term Investments and Liquidity

At February 11, 2009, we held $8.9 million, par value ($7.9 million, net book value) in auction rate municipal bonds as long-term investments. These securities are long-term bonds with underlying maturities in years 2019 through 2042 but have historically had short-term features intended for the investor’s liquidity. Prior to the collapse of the auction rate securities market in February 2008, these bonds were purchased or sold through a Dutch-auction process in short-term intervals of 7, 28 or 35 days, whereby the interest rate on the security is reset. The prevailing market auction failures resulted in the long-term investments classification and an other than temporary impairment loss of $0.8 million in fiscal year 2008 and $0.1 in the quarter ended February 11, 2009. For additional information, see Note 5, “Investments” to our Consolidated Financial Statements included in Item 1 of Part I of this report.

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

Working Capital

We had a working capital deficit of $12.7 million as of February 11, 2009, compared to a working capital deficit of $17.8 million as of August 27, 2008, primarily due to a $2.2 million decrease in cash. We expect to meet our working capital requirements through cash flows from operations and availability under our Amended Revolving Credit Facility.

Capital Expenditures

Capital expenditures consist of purchases of real estate for future restaurant sites, new units construction, purchases of new and replacement restaurant furniture and equipment, and ongoing remodeling programs. Capital expenditures for the two quarters ended February 11, 2009 were approximately $8.8 million, and related to maintaining our investment in existing operating units as well as constructing new units. We expect to be able to fund all capital expenditures in fiscal year 2009 using cash flows from operations and our available credit. We expect to spend approximately $12.0 million to $15.0 million on capital expenditures in fiscal year 2009.

DEBT

2007 Revolving Credit Facility

On July 13, 2007, we entered into a $50.0 million unsecured Revolving Credit Facility (the “2007 Revolving Credit Facility”) with Wells Fargo Bank, National Association, as Administrative Agent, and Amegy Bank, National Association, as Syndication Agent. The 2007 Revolving Credit Facility may, subject to certain terms and conditions, be increased once by an amount up to $50.0 million for a maximum total facility size of $100.0 million. The 2007 Revolving Credit Facility allows for up to $15.0 million of the available credit to be extended in the form of letters of credit. All amounts owed by us under the 2007 Revolving Credit Facility are guaranteed by our subsidiaries and must be repaid in full upon the maturity date on June 30, 2012. We amended the 2007 Revolving Credit Facility after February 11, 2009, as described below under “First Amendment to 2007 Revolving Credit Facility.”

At any time throughout the term of the facility, we have the option to elect one of two bases of interest rates. One interest rate option is the greater of (a) the Federal Funds Effective Rate plus 0.50%, or (b) prime, plus, in either case, an applicable spread that ranges from zero to 0.50% per annum. The other interest rate option is the London InterBank Offered Rate plus a spread that ranges from 0.75% to 2.00% per annum. The applicable spread under each option is dependent upon the ratio of our debt to EBITDA at the most recent determination date.

We paid a quarterly commitment fee based on the unused available balance of the 2007 Revolving Credit Facility, which is also dependent upon the ratio of our debt to EBITDA, ranging from 0.20% to 0.30% per annum. We also pay quarterly fees with respect to any letters of credit issued and outstanding. In addition, we paid the lenders a one-time fee in connection with the closing of the 2007 Revolving Credit Facility.

The 2007 Revolving Credit Facility contains customary covenants and restrictions on our ability to engage in certain activities, including financial performance covenants and limitations on capital expenditures, asset sales and acquisitions and contains customary events of default. As of February 11, 2009, we were in compliance with all covenants.

As of February 11, 2009, we had a total of $6.0 million in outstanding advances under the 2007 Revolving Credit Facility at an average annual all-in rate of 1.22%. We had approximately $2.2 million committed under letters of credit, which were issued as security for the payment of insurance obligations classified as accrued expenses on the balance sheet.

First Amendment to 2007 Revolving Credit Facility

In March 2009, we amended the 2007 Revolving Credit Facility to, among other things, reduce the aggregate amount of the lenders’ commitments from $50.0 million to $30.0 million. The amounts available under the Amended 2007 Revolving Credit Facility (the “Amended Facility”) may still be increased by up to $70.0 million, subject to certain terms and conditions, for a maximum total facility size of $100 million.

The Amended Facility modifies the restriction on capital expenditures in fiscal years 2009 through June 30, 2012. In the original 2007 Revolving Credit Facility, capital expenditures were limited to the extent of our annual four-quarter rolling EBITDA plus 75% of the unused availability for capital expenditures from the immediately preceding fiscal year. We revised the level of spending allowed for capital expenditures by creating a floor of $20.0 million. The amount of agreed capital expenditures will be the greater of (i) $20.0 million in each fiscal year, or (ii) the amount of 100% of the preceding fiscal year’s EBITDA; plus, in either case, all of the unused availability for capital expenditures from the immediately preceding fiscal year.

In addition, the Amended Facility includes adjustments to pricing. At any time throughout the term of the facility, we have the option to elect one of two bases of interest rates. One interest rate option is the greater of (a) the Federal Funds Effective Rate plus 0.50%, or (b) prime; but, in either case, no less than 3.50%. The applicable spread, which is added to this rate, has been amended to range from zero to 0.75% per annum. The other interest rate option is the London InterBank Offered Rate, so long as it is not less than 3.50%. The applicable spread, which is added to this rate, has been amended to range from 1.75% to 2.50% per annum. The applicable spread under each option continues to be dependent upon the ratio of our debt to EBITDA at the most recent determination date.

In the original 2007 Revolving Credit Facility, we were permitted to invest in any auction rate securities rated Aaa by Moody’s or AAA by S&P. Because the ratings of our auction rate securities have dropped below these thresholds, the Amended Facility now limits these types of investments to a specific list of auction rate securities which we hold.

Additionally, the Amended Facility modifies certain financial covenants. The Amended Facility reduces the Interest Coverage Ratio requirement from not less than 2.50 to not less than 2.00 and the debt-to-EBITDA ratio requirement from not greater than 3.00 to not greater than 2.75. The Amended Facility also amends the Interest Coverage Ratio calculation to now include one-fifth of the principal balance of the loans in the denominator, which therefore requires us to maintain a sufficiently low loan balance to comply with the covenant.

The Amended Facility contains customary covenants and restrictions on our ability to engage in certain activities, asset sales, letters of credit, and acquisitions, and contains customary events of default. As of March 20, 2009, we were in compliance with all covenants.

We continue to pay a quarterly commitment fee based on the unused available balance of the Amended Facility, which is also dependent upon the ratio of our debt to EBITDA, which the Amended Facility has amended to permit a range from 0.30% to 0.45% per annum. We also continue to pay quarterly fees with respect to any letters of credit issued and outstanding. In addition, we were obligated to pay the lenders a one-time fee in connection with the closing of the Amended Facility.

On March 18, 2009, the effective date of the Amended Facility, we had a total of $3.0 million in outstanding debt at an annual rate of 3.50%. The final maturity date of the Amended Facility remains June 30, 2012.

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

Income Taxes

We account for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes”, as interpreted by FASB Interpretation No. ( “FIN”) 48. We record the estimated future tax effects of temporary differences between the tax bases of assets and liabilities and amounts reported in the accompanying consolidated balance sheets, as well as operating loss and tax credit carrybacks and carryforwards. We periodically review the recoverability of tax assets recorded on the balance sheet and provide valuation allowances as management deems necessary.

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

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains statements that are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements contained in this Form 10-Q, other than statements of historical facts, are “forward-looking statements” for purposes of these provisions, including any statements regarding:

•	future operating results;

•	future capital expenditures;

•	future debt, including liquidity and the sources and availability of funds related to debt;

•	projections regarding the financial performance of our new prototype restaurants;

•	plans for expansion of our business;

•	scheduled openings of new units;

•	future sales of assets and the gains or losses that may be recognized as a result of any such sale;

•	plans relating to our short-term and long-term investments; and

•	continued compliance with the terms of our 2007 Revolving Credit Facility, as amended.

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

We are exposed to market risk from changes in interest rates affecting our variable-rate debt. As of February 11, 2009, the total amount of debt subject to interest rate fluctuations outstanding under our 2007 Revolving Credit Facility was $6.0 million. Assuming an average debt balance of $6.0 million, a 1% increase in prevailing interest rates above our 3.5% interest rate floor per our Amended Facility, effective March 18, 2009, would increase our annual interest expense by $60,000.

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

Evaluation of Disclosure Controls and Procedures

Management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of February 11, 2009. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of February 11, 2009, our disclosure controls and procedures were effective in providing reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended February 11, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II - OTHER INFORMATION

Item 1.	Legal Proceedings

There have been no material changes to our legal proceedings as disclosed in “Legal Proceedings” in Item 3 of Part I of our Annual Report on Form 10-K for the fiscal year ended August 27, 2008.

Item 4.	Submission of Matters to a Vote of Security Holders

The Company’s Proxy Statement dated December 3, 2008 for the Annual Meeting of Shareholders held on January 23, 2009, as filed with the Securities and Exchange Commission on December 3, 2008, is incorporated herein by reference.

(a)	The Annual Meeting of Shareholders of the Company was held on January 23, 2009.

(b)	Each of J.S.B. Jenkins, Joe C. McKinney and Harris J. Pappas, was elected as a director to hold office until the 2012 Annual Meeting of Shareholders or until his or her successor is elected and qualified.

In addition, Judith Craven, Arthur Emerson, Jill Griffin, Frank Markantonis, Gasper Mir III, Christopher J. Pappas and Jim W. Woliver continue to serve as directors.

(c)	The following matters were voted upon at the Annual Meeting:

Nominees for election as director to hold office until the 2012 Annual Meeting of Shareholders or until his or her successor is elected and qualified.

	Votes For	Votes Abstained or Withheld
J.S.B. Jenkins	24,248,239	2,083,190
Joe C. McKinney	24,258,575	2,072,854
Harris J. Pappas	24,244,194	2,087,235

Ratification of appointment of Grant Thornton LLP as independent auditor for the 2009 fiscal year:

Votes For	25,726,666
Votes Against	488,183
Votes Abstained	116,578

Non-binding shareholder proposal to declassify the board of directors:

Votes For	24,943,997
Votes Against	1,246,169
Votes Abstained	141,259

Broker Non-Votes are not tabulated on routine proposals.

Item 6.	Exhibits

3.1	Amended and Restated Certificate of Incorporation of Luby’s, Inc.

4.1	Amendment No. 1 dated March 18, 2009 to Credit Agreement dated July 13, 2007 , among the Company , the lenders party thereto, Wells Fargo Bank, National Association, as Administrative Agent , and Amegy Bank, National Association, as Syndication Agent (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on March 18, 2009).

31.1	Rule 13a-14(a)/15d-14(a) certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Rule 13a-14(a)/15d-14(a) certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Section 1350 certification of the Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Section 1350 certification of the Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LUBY’S, INC. (Registrant)

Date: March 20, 2009	By:	/s/ Christopher J. Pappas
Christopher J. Pappas
President and Chief Executive Officer

Date: March 20, 2009	By:	/s/ K. Scott Gray
K. Scott Gray
Senior Vice President and Chief Financial Officer