Form 10-Q
period 2009-05-06
LUBYS INC
filed 2009-06-12
CIK 16099

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 6, 2009

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐    No  ☒

As of June 4, 2009, there were 27,982,316 shares of the registrant’s common stock outstanding.

Luby’s, Inc.

Form 10-Q

Quarter ended May 6, 2009

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

Part I - FINANCIAL INFORMATION

Item 1.	Financial Statements

Luby’s, Inc.

Consolidated Balance Sheets

(In thousands, except share data)

	May 6, 2009	August 27, 2008
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$2,395	$4,566
Trade accounts and other receivables, net	3,192	3,368
Food and supply inventories	3,253	3,048
Prepaid expenses	1,345	1,627
Deferred income taxes	2,408	1,580

Total current assets	12,593	14,189
Property and equipment, net	193,211	198,118
Long-term investments	7,206	8,525
Property held for sale	5,199	5,282
Other assets	343	407

Total assets	$218,552	$226,521

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$10,807	$14,268
Accrued expenses and other liabilities	14,829	17,712

Total current liabilities	25,636	31,980
Credit facility debt	2,000	—
Deferred rent	2,815	2,985
Other liabilities	2,150	3,607

Total liabilities	32,601	38,572

Commitments and Contingencies
SHAREHOLDERS’ EQUITY
Common stock, $0.32 par value; 100,000,000 shares authorized; Shares issued were 28,482,316 and 28,439,214, respectively; Shares outstanding were 27,982,316 and 27,939,214, respectively	9,114	9,101
Paid-in capital	21,493	20,405
Retained earnings	160,119	163,218
Less cost of treasury stock, 500,000 shares	(4,775)	(4,775)

Total shareholders’ equity	185,951	187,949

Total liabilities and shareholders’ equity	$218,552	$226,521

The accompanying notes are an integral part of these consolidated financial statements.

Luby’s, Inc.

Consolidated Statements of Operations (unaudited)

(In thousands except per share data)

	Quarter Ended		Three Quarters Ended
	May 6, 2009	May 7, 2008	May 6, 2009	May 7, 2008
	(12 weeks)	(12 weeks)	(36 weeks)	(36 weeks)
SALES:
Restaurant sales	$66,030	$72,753	$199,645	$215,360
Culinary contract services	2,968	1,843	9,001	5,239

TOTAL SALES	68,998	74,596	208,646	220,599
COSTS AND EXPENSES:
Cost of food	18,022	19,965	55,152	59,560
Payroll and related costs	24,132	25,322	72,731	74,256
Other operating expenses	14,930	17,125	45,753	48,458
Opening costs	292	190	785	212
Cost of culinary contract services	2,866	1,582	8,207	4,660
Depreciation and amortization	4,347	4,088	13,051	12,058
General and administrative expenses	5,955	5,711	17,703	18,568
Provision for asset impairments, net	—	—	233	717
Net (gain) loss on disposition of property and equipment	(388)	114	(533)	209

Total costs and expenses	70,156	74,097	213,082	218,698

INCOME (LOSS) FROM OPERATIONS	(1,158)	499	(4,436)	1,901
Interest income	22	231	181	904
Interest expense	(66)	(58)	(208)	(158)
Impairment charge for decrease in fair value of investments	(664)	—	(794)	—
Interest income related to income taxes	—	—	—	1,319
Other income, net	263	308	754	720

Income (loss) before income taxes and discontinued operations	(1,603)	980	(4,503)	4,686
Benefit for income taxes	(599)	(27)	(1,552)	(1,435)

Income (loss) from continuing operations	(1,004)	1,007	(2,951)	6,121
Loss from discontinued operations, net of income taxes	(49)	(58)	(148)	(116)

NET INCOME (LOSS)	$(1,053)	$949	$(3,099)	$6,005

Income (loss) per share from continuing operations:
Basic	$(0.04)	$0.03	$(0.11)	$0.22
Assuming dilution	(0.04)	0.03	(0.11)	0.21

Loss per share from discontinued operations:
Basic	$—	$—	$—	$—
Assuming dilution	—	—	—	—

Net income (loss) per share:
Basic	$(0.04)	$0.03	$(0.11)	$0.22
Assuming dilution	(0.04)	0.03	(0.11)	0.21

Weighted average shares outstanding:
Basic	27,976	27,925	27,961	27,739
Assuming dilution	27,976	28,042	27,961	28,074

The accompanying notes are an integral part of these consolidated financial statements.

Luby’s, Inc.

Consolidated Statement of Shareholders’ Equity (unaudited)

(In thousands)

	Common Stock						Total Shareholders’ Equity
	Issued		Treasury		Paid-In Capital	Retained Earnings
	Shares	Amount	Shares	Amount
BALANCE AT AUGUST 27, 2008	28,439	$9,101	(500)	$(4,775)	$20,405	$163,218	$187,949
Net loss	—	—	—	—	—	(3,099)	(3,099)
Common stock issued under nonemployee director benefit plans	29	9	—	—	186	—	195
Share-based compensation expense	14	4	—	—	902	—	906

BALANCE AT MAY 6, 2009	28,482	$9,114	(500)	$(4,775)	$21,493	$160,119	$185,951

The accompanying notes are an integral part of these consolidated financial statements.

Luby’s, Inc.

Consolidated Statements of Cash Flows (unaudited)

(In thousands)

	Three Quarters Ended
	May 6, 2009	May 7, 2008
	(36 weeks)	(36 weeks)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(3,099)	$6,005
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Provision for asset impairments, net of gains and losses on property sales	(859)	926
Depreciation and amortization	13,051	12,058
Impairment charge for decrease in fair value of investments	794	—
Amortization of debt issuance cost	60	61
Non-cash compensation expense	195	169
Share-based compensation expense	906	864
Interest related to income taxes	—	(1,319)
Deferred tax provision (benefit)	(1,816)	1,400

Cash provided by operating activities before changes in operating assets and liabilities	9,232	20,164
Changes in operating assets and liabilities:
Decrease in trade accounts and other receivables, net	176	162
Increase in food and supply inventories	(205)	(313)
Decrease in prepaid expenses and other assets	286	613
Decrease in accounts payable, accrued expenses and other liabilities	(6,094)	(3,833)

Net cash provided by operating activities	3,395	16,793

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from redemption or maturity of short-term investments	—	19,600
Purchases of short-term investments	—	(25,650)
Proceeds from redemption or maturity of long-term investments	525	—
Proceeds from disposal of assets and property held for sale	2,244	2,353
Purchases of property and equipment	(10,335)	(25,350)

Net cash used in investing activities	(7,566)	(29,047)

CASH FLOWS FROM FINANCING ACTIVITIES:
Credit facility borrowings	14,000	—
Credit facility repayments	(12,000)	—
Purchase of treasury stock	—	(4,775)
Proceeds received on the exercise of stock options	—	11,243

Net cash provided by financing activities	2,000	6,468

Net decrease in cash and cash equivalents	(2,171)	(5,786)
Cash and cash equivalents at beginning of period	4,566	17,514

Cash and cash equivalents at end of period	$2,395	$11,728

Cash paid for:
Income taxes	$—	$1,602
Interest	135	87

The accompanying notes are an integral part of these consolidated financial statements.

Luby’s, Inc.

Notes to Consolidated Financial Statements (unaudited)

May 6, 2009

Note 1. Basis of Presentation

The accompanying unaudited consolidated financial statements of Luby’s, Inc. (the “Company” or “Luby’s”) have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements that are prepared for the Company’s Annual Report on Form 10-K. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the period ended May 6, 2009 are not necessarily indicative of the results that may be expected for the fiscal year ending August 26, 2009.

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

Note 2. Hurricane Ike

Hurricane Ike struck southeast Texas in September 2008 causing massive power outages and inflicting wide-spread damage in the greater Houston area. Over 40 Luby’s locations in the Houston area were closed over varying lengths of time due to the storm. Restaurant sales were negatively impacted by approximately 273 days in the aggregate when some locations were unable to open due to storm damage or loss of power. The Company estimates approximately $1.5 million in lost sales from these store closures, partially offset by post hurricane sales. During the three quarters ended May 6, 2009, the Company incurred direct costs of $1.3 million for damages, auxiliary power, food loss and other miscellaneous costs. The Company continues to seek to recover a portion of lost profits, property damages, and some expenses incurred through insurance claims.

The Company received insurance proceeds of approximately $0.6 million related to a hurricane property damage claim arising due to the hurricane which were recognized in income in the third quarter ended May 6, 2009.

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

As of May 6, 2009, the Company held auction rate securities, which are classified as available-for-sale investments under long-term investments on the balance sheet and are required to be measured at fair value on a recurring basis. As discussed in Note 5 below, the continued illiquidity in the auction rate market has affected the fair market value of the Company’s auction rate securities because the auctions continue to fail. Therefore, in the absence of an active market, the Company estimated the fair value of these investments using price submissions from traders specializing in the securities. These traders considered, among other things, the collateralization underlying the security, the creditworthiness of the counterparty, the timing of the expected future cash flows, the interest rate of the Company’s investments compared to similar investments, the current illiquidity of the investments, and the estimated next successful auction of the security.

Although management currently has the intent and believes it has the ability to hold the Company’s auction rate securities until maturity or until the securities can be sold for par value, there is significant uncertainty in the long-term. The market for the Company’s auction rate securities has not been liquid for an extended time and the credit risk of the security issuers and related insurers is uncertain. Therefore, the Company considers the impairment of its auction rate securities to be “other-than-temporary”.

As a result of the “other-than-temporary” decline in the fair value of the Company’s auction rate securities investments, the Company recorded a realized holding loss of approximately $0.8 million during the fourth quarter of fiscal year 2008 and $0.8 million during the three quarters ended May 6, 2009. Any recoveries of previous recognized losses will not be recorded until the security is sold. Any future decrease in fair value related to these investments will increase the Company’s realized loss in these securities.

The assets measured at fair value on a recurring basis subject to the disclosure requirements of FAS 157 were as follows:

	Fair Value Measurement at May 6, 2009 Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
		(In thousands)
Auction rate securities investments:
Balance at August 27, 2008	$—	$—	$8,525
Sale of long-term investments	—	—	(525)
Total gains or losses (realized and unrealized):
Included in net income (loss)	—	—	(794)

Balance at May 6, 2009	$—	$—	$7,206

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

Note 5. Investments

Short-term Investments

Short-term investments include two types of securities: held-to-maturity and available-for-sale. Securities held-to-maturity are reported at amortized cost. Available-for-sale securities are reported at fair value with unrealized gains and losses excluded from earnings and reported in shareholders’ equity unless such losses are considered “other-than-temporary”. At May 6, 2009 and August 27, 2008, the Company held no securities as short-term investments.

Long-term Investments

At May 6, 2009, the Company held $8.8 million, par value ($7.2 million, fair value), of auction rate municipal bonds as long-term investments. The auction rate municipal securities are long-term debt obligations that are secured by certain revenue streams (sewer, hospital, etc.). These auction rate securities have insurance policies guaranteeing the payment of principal and accrued interest, as scheduled, on each of the bonds if the issuer is unable to service the debt. These securities have been issued ratings ranging from A2 – Aa3 (Moody’s) and A – AAA (Standard and Poor’s). The bonds have experienced this disparity in credit ratings because of the insurance company’s revised credit ratings issued by Moody’s and Standard and Poor’s. If these securities continue to fail at auction, interest income will continue to accrue at a designated benchmark rate plus a premium; otherwise, they will be sold. At each of the resets between February 12, 2008 and May 6, 2009, the Company received all accrued interest due.

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

As of the date of this report, there continues to be a lack of active markets for the Company’s auction rate securities. Therefore, the Company continues to estimate the fair value using price submissions from traders specializing in these securities. Based on the price submissions and on the possible long-term illiquidity of the markets, adjustments to fair value were recorded in the fourth quarter of fiscal year 2008 and the quarters ended February 11, 2009 and May 6, 2009 based on the continued illiquidity of the auction rate securities market and an assessment of the securities. The Company has recorded charges to earnings totaling $1.6 million on the $8.8 million par value portfolio of auction rate securities in accordance with FAS 157. During fiscal year 2009, $0.5 million of auction rate municipal bonds have been called at their par value by the issuer, with no gain or loss recognized related to this transaction.

These municipal bonds have underlying maturity dates ranging from June 1, 2019 through February 1, 2042; and had taxable equivalent yield rates ranging from 0.76% to 1.81% during the quarter ended May 6, 2009. Historically, the auction process allowed investors to obtain immediate liquidity by selling the securities at their face amounts. Liquidity for these securities was historically provided by entering sell orders through a Dutch-auction process that resets interest rates on these securities every 7, 28 or 35 days. However, the disruptions in the credit markets have continued to adversely affect the auction market for these types of securities.

Note 6. Income Taxes

For the three quarters ended May 6, 2009, including both continuing and discontinued operations, the Company generated a gross taxable loss of approximately $1.4 million. No cash payments of estimated income taxes were made during the three quarters ended May 6, 2009.

Deferred tax assets and liabilities are recorded based on differences between the financial reporting basis and the tax basis of assets and liabilities using currently enacted rates and laws that will be in effect when the differences are expected to reverse. Deferred tax assets are recognized to the extent future taxable income is expected to be sufficient to utilize those assets prior to their expiration. If current available information raises doubt about the realization of the deferred tax assets, a valuation allowance would be necessary. A valuation allowance for deferred tax assets may be required if recovery of prior taxes by carrying back current losses to prior years is not available, if the Company projects lower levels of future taxable income, or if the Company recently experienced consecutive pretax losses. Such a valuation allowance would be established through a charge to income tax expense which would adversely affect the Company’s reported operating results. Through the three quarters ended May 6, 2009, the Company did not record a charge to establish a valuation allowance against its deferred tax assets.

Management believes that adequate provisions for income taxes have been reflected in the financial statements and is not aware of any significant exposure items that have not been reflected in the financial statements. Amounts considered probable of settlement within one year have been included in the accrued expenses and other liabilities in the accompanying consolidated balance sheet. The Company does not anticipate any material change in the total amount of unrecognized tax benefits to occur within the next thirteen four-week periods.

Note 7. Property and Equipment

The cost and accumulated depreciation of property and equipment at May 6, 2009 and August 27, 2008, together with the related estimated useful lives used in computing depreciation and amortization, were as follows:

	May 6, 2009	August 27, 2008	Estimated Useful Lives
	(In thousands)
Land	$53,270	$53,904	—
Restaurant equipment and furnishings	118,471	120,426	3 to 15 years
Buildings	187,720	183,385	20 to 33 years
Leasehold and leasehold improvements	23,267	20,923	Lesser of lease term or estimated useful life
Office furniture and equipment	6,247	6,029	3 to 10 years
Construction in progress	1,241	880	—

	390,216	385,547
Less accumulated depreciation and amortization	(197,005)	(187,429)

Property and equipment, net	$193,211	$198,118

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

In the second quarter of fiscal year 2009, impairment charges totaling approximately $0.2 million reduced the net realizable value of the remaining properties held for sale.

In the third quarter of fiscal year 2009, one owned property was sold for $0.9 million, the property’s approximate net book value after impairment, and was removed from property held for sale.

At May 6, 2009, the Company had five owned properties and four ground leases recorded at approximately $5.2 million in property held for sale. The Company is actively marketing the locations currently classified as property held for sale.

The Company’s results of discontinued operations will be affected by the disposal of two of the nine properties held for sale to the extent proceeds from the sales exceed or are less than net book value.

Note 9. Commitments and Contingencies

Off-Balance Sheet Arrangements

The Company has no off-balance sheet arrangements.

Pending Claims

Certain current and former hourly restaurant employees filed a lawsuit against the Company in the U.S. District Court for the Southern District of Texas alleging violations of the Fair Labor Standards Act with respect to the inclusion of certain employees in a tip pool. The lawsuit seeks penalties and attorney’s fees and was conditionally certified as a collective action in October 2008. The Company intends to vigorously defend its position. It is not possible at this time to reasonably estimate the possible loss or range of loss, if any.

From time to time, the Company is subject to various other private lawsuits, administrative proceedings and claims that arise in the ordinary course of its business. A number of these lawsuits, proceedings and claims may exist at any given time. These matters typically involve claims from guests, employees and others related to issues common to the restaurant industry. We currently believe that the final disposition of these types of lawsuits, proceedings and claims will not have a material adverse effect on our financial position, results of operations or liquidity. It is possible, however, that our future results of operations for a particular quarter or fiscal year could be impacted by changes in circumstances relating to lawsuits, proceedings or claims.

Construction Activity

From time to time, the Company enters into non-cancelable contracts for the construction of its new restaurants. This construction activity exposes the Company to the risks inherent in new construction including but not limited to rising material prices, labor shortages, delays in getting required permits and inspections, adverse weather conditions and injuries sustained by workers. During the three quarters ended May 6, 2009, the Company paid $0.2 million to terminate a construction contract.

Note 10. Related Parties

Affiliate Services

The Company’s Chief Executive Officer, Christopher J. Pappas, and Chief Operating Officer, Harris J. Pappas, own two restaurant entities (the “Pappas entities”) that may provide services to the Company and its subsidiaries, as detailed in the Master Sales Agreement dated December 9, 2005 among the Company and the Pappas entities.

Under the terms of the Master Sales Agreement, the Pappas entities may provide specialized (customized) equipment fabrication and basic equipment maintenance, including stainless steel stoves, shelving, rolling carts, and chef tables. The total costs under the Master Sales Agreement of custom-fabricated and refurbished equipment in the three quarters ended May 6, 2009 and May 7, 2008 were $0.3 million and $0.4 million, respectively. Services provided under this agreement are subject to review and approval by the Finance and Audit Committee.

Operating Leases

The Company previously leased from the Pappas entities property that was used to accommodate the Company’s in-house repair and fabrication center, and which was referred to as the Houston Service Center. The Company terminated this lease in August 2008. The Company paid zero and $34,000 pursuant to the terms of this lease in the three quarters ended May 6, 2009 and May 7, 2008, respectively. The Company leases from an unrelated third party a new property that combines both the offices of the Company’s Facility Services and Warehouse Operations. The property is approximately 60,000 square feet.

The Company also previously leased from the Pappas entities approximately 27,000 square feet of warehouse space to complement the Houston Service Center, at a monthly rate of approximately $0.21 per square foot. The Company paid zero and $27,800 pursuant to the terms of this lease in the three quarters ended May 6, 2009 and May 7, 2008, respectively. On February 29, 2008, the Company terminated this lease.

In the third quarter of fiscal year 2004, Messrs. Pappas became partners in a limited partnership which purchased a retail strip center in Houston, Texas. Messrs. Pappas collectively own a 50% limited partnership interest and a 50% general partnership interest in the limited partnership. A third party company manages the center. One of the Company’s restaurants has rented approximately 7% of the space in that center since July 1969. No changes were made to the Company’s lease terms as a result of the transfer of ownership of the center to the new partnership. The Company made payments of $0.2 million and $0.2 million in the three quarters ended May 6, 2009 and May 7, 2008, respectively, under the lease agreement that currently includes an annual base rate of $14.64 per square foot.

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

Affiliated rents paid for the Houston Service Center, the separate storage facility and the Houston property leases combined represented 5.9% and 7.2% of total rents for continuing operations for the three quarters ended May 6, 2009 and May 7, 2008, respectively.

	Three Quarters Ended
	May 6, 2009	May 7, 2008
	(36 weeks)	(36 weeks)
	(In thousands, except percentages)
AFFILIATED COSTS INCURRED:
General and administrative expenses – professional and other costs	$101	$114
Capital expenditures – custom-fabricated and refurbished equipment and furnishings	312	405
Other operating expenses and opening costs, including property leases	141	286

Total	$554	$805

RELATIVE TOTAL COMPANY COSTS:
General and administrative expenses	$17,703	$18,568
Capital expenditures	10,335	25,350
Other operating expenses and opening costs	46,538	48,670

Total	$74,576	$92,588

AFFILIATED COSTS INCURRED AS A PERCENTAGE OF RELATIVE TOTAL COMPANY COSTS
Fiscal year to date	0.74%	0.87%

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

On April 20, 2009, the Board of Directors of the Company approved the renewal of a consultant agreement with Ernest Pekmezaris, the Company’s former Chief Financial Officer. Under the agreement, Mr. Pekmezaris will continue to furnish to the Company advisory and consulting services related to finance and accounting matters and other related consulting services. The agreement expires on January 31, 2010. Mr. Pekmezaris is also the Treasurer of Pappas Restaurants, Inc. Compensation for the services provided by Mr. Pekmezaris to Pappas Restaurants, Inc. is paid entirely by that entity.

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

Paulette Gerukos, Vice President of Human Resources of the Company, is the sister-in-law of Harris J. Pappas, the Chief Operating Officer.

Note 11. Share-Based Compensation

Stock Options

The Company has an Incentive Stock Plan for officers and employees together (“Employee Stock Plans”) and a Non-employee Director Stock Option Plan for non-employee directors. These plans authorize the granting of stock options, restricted stock and other types of awards consistent with the purpose of the plans. The number of shares authorized for issuance under the Company’s plans as of May 6, 2009 totals approximately 2.8 million, of which approximately 1.3 million shares are available for future issuance. Stock options granted under the Incentive Stock Plan and the Non-employee Director Stock Option Plan have an exercise price equal to the market price of the Company’s common stock at the date of grant. Option awards under the Employee Stock Plans generally vest 25% each year on the anniversary of the grant date and expire six to ten years from the grant date. Option awards under the Non-employee Director Stock Option Plan generally vest 100% on the first anniversary of the grant date and expire ten years from the grant date.

A summary of the Company’s stock option activity for the three quarters ended May 6, 2009 is presented below:

	Shares Under Fixed Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
			(Years)	(In thousands)
Outstanding at August 27, 2008	689,254	$10.73	3.90	$145
Granted	363,010	5.27
Exercised	—	—
Forfeited or Expired	(18,701)	13.59

Outstanding at May 6, 2009	1,033,563	8.76	4.89	52

Exercisable at May 6, 2009	404,811	$10.46	3.24	$52

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

A summary of the Company’s restricted stock activity during the three quarters ended May 6, 2009 is presented in the following table:

	Restricted Stock Units	Fair Value	Weighted-Average Remaining Contractual Term	Weighted-Average Grant Date
		(Per share)	(Years)
Unvested at August 27, 2008	95,190	$10.04	1.79	6/11/07
Granted	29,152	5.42	—	1/9/09
Vested	(43,092)	7.65	—	1/5/08

Unvested at May 6, 2009	81,250	$9.64	1.37	9/16/07

Note 12. Earnings Per Share

Basic net income per share is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding for the reporting period. Diluted net income per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. For the calculation of diluted net income per share, the basic weighted average number of shares is increased by the dilutive effect of restricted stock, phantom stock, and stock options determined using the treasury stock method. Stock options with exercise prices exceeding current market prices that were excluded from the computation of net income per share amounted to approximately 868,000 shares and 627,000 shares for the three quarters ended May 6, 2009 and May 7, 2008, respectively.

The components of basic and diluted net income per share are as follows:

	Quarter Ended		Three Quarters Ended
	May 6, 2009	May 7, 2008	May 6, 2009	May 7, 2008
	(12 weeks)	(12 weeks)	(36 weeks)	(36 weeks)
	(In thousands except share data)
Numerator:
Income (loss) from continuing operations	$(1,004)	$1,007	$(2,951)	$6,121

Net income (loss)	$(1,053)	$949	$(3,099)	$6,005

Denominator:
Denominator for basic earnings per share – weighted-average shares	27,976	27,925	27,961	27,739
Effect of potentially dilutive securities:
Employee and non-employee stock options	—	—	—	235
Phantom stock	—	30	—	30
Restricted stock	—	87	—	70

Denominator for earnings per share assuming dilution	27,976	28,042	27,961	28,074

Income (loss) per share from continuing operations:
Basic	$(0.04)	$0.03	$(0.11)	$0.22
Assuming dilution	$(0.04)	$0.03	$(0.11)	$0.21

Net income (loss) per share:
Basic	$(0.04)	$0.03	$(0.11)	$0.22
Assuming dilution	$(0.04)	$0.03	$(0.11)	$0.21

Note 13. New Accounting Pronouncements

On August 28, 2008, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements,” which defines fair value, and SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities Including amendments of SFAS No. 115,” which permits entities to choose to measure many financial instruments and certain other items at fair value and provides guidance for recognition and presentation of other-than-temporary impairments. The impact of FAS 157 is reflected on the Company’s consolidated financial statements for the first quarter of fiscal year 2009; however, the Company has not elected the fair value option for any of its financial assets or liabilities under FAS 159.

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

In April 2009, the FASB issued FSP FAS No. 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions that are not Orderly,” (“FSP FAS No. 157-4”). FSP FAS No. 157-4 provides additional guidance for estimating fair value in accordance with SFAS No. 157 and includes guidance on identifying circumstances that indicate a transaction is not orderly. FSP FAS 157-4 is effective for reporting periods ending after June 15, 2009. The Company has not yet determined the impact, if any, that the implementation of FSP FAS No. 157-4 will have on its consolidated financial statements.

In April 2009, the FASB issued FSP FAS No.107-1 and Accounting Principles Board (“APB”) No. 28- 1, “Interim Disclosures about Fair Value of Financial Instruments,” (FSP FAS No. 107-1 and APB No. 28-1”). FSP FAS No. 107-1 and APB No. 28-1 amends SFAS No. 107, “Disclosures about Fair Value of Financial Instruments,” to require disclosures about fair value of financial instruments for annual and interim reporting periods of publicly traded companies and amends APB No. 28, “Interim Financial Reporting,” to require those disclosures in summarized financial information at interim reporting periods. FSP FAS No. 107-1 and APB No. 28-1 are effective in reporting periods ending after June 15, 2009. The Company has not yet determined the impact, if any, that the implementation of FSP FAS No. 107-1 will have on its consolidated financial statements.

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

In May 2009, the FASB issued FSP FAS No.165, “Subsequent Events,” (“FSP FAS No. 165”). FSP FAS No. 165 introduces the concept of financial statements being available to be issued and requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date. FSP FAS 165 is effective for reporting periods ending after June 15, 2009. The Company has not yet determined the impact, if any, that the implementation of FSP FAS No. 165 will have on its consolidated financial statements.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s discussion and analysis of financial condition and results of operations should be read in conjunction with the consolidated financial statements and footnotes for the period ended May 6, 2009 included in Item 1 of Part I of this Quarterly Report on Form 10-Q, and the audited financial statements included in our Annual Report on Form 10-K for the fiscal year ended August 27, 2008.

Overview

As of May 6, 2009, we operated 121 restaurants, of which 119 are traditional cafeterias and two primarily serve seafood. These establishments are located in close proximity to retail centers, business developments and residential areas in four states. Of the 121 restaurants, 89 are located on property that we own and 32 are on leased premises.

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

Hurricane Ike

Hurricane Ike struck southeast Texas in September 2008 causing massive power outages and inflicting wide-spread damage in the greater Houston area. Over 40 Luby’s locations in the Houston area were closed over varying lengths of time due to the storm. Restaurant sales were negatively impacted by approximately 273 days in the aggregate when some of our locations were unable to open due to storm damage or loss of power. We estimate approximately $1.5 million in lost sales from these store closures which were partially offset by post-hurricane sales. During the three quarters ended May 6, 2009, we incurred direct costs of $1.3 million for damages, auxiliary power, food loss and other miscellaneous costs. We continue to seek to recover a portion of lost profits, property damages, and some expenses incurred through insurance claims.

In March 2009, we received insurance proceeds of approximately $0.6 million related to a hurricane property damage claim. These proceeds were recognized in income in the third quarter.

RESULTS OF OPERATIONS

For the Third Quarter and Year-to-Date Fiscal Year 2009 versus the Third Quarter and Year-to-Date Fiscal Year 2008

Sales

Total sales decreased approximately $5.6 million, or 7.5%, in the quarter ended May 6, 2009, compared to the quarter ended May 7, 2008, consisting of a $6.7 million decrease in restaurant sales and a $1.1 million increase in culinary contract services revenue due to increases in the number of facilities operated. The $6.7 million decline in restaurant sales included a $1.5 million reduction in sales related to closed operations partially offset by new restaurant sales. On a same-store basis, sales decreased approximately $6.3 million, or 8.9%, due primarily to declines in guest traffic partially offset by higher menu prices. Adjusting for the favorable impact of the timing of Lent in the quarter ended May 6, 2009, we estimate same store sales were down 9.4%. One restaurant was opened during the quarter ended May 6, 2009. One restaurant was opened during the quarter ended May 7, 2008.

Total sales decreased approximately $12.0 million, or 5.4%, in the three quarters ended May 6, 2009, compared to the three quarters ended May 7, 2008, consisting of a $15.7 million decrease in restaurant sales and a $3.8 million increase in culinary contract services revenue due to increases in the number of facilities operated. The $15.7 million decline in restaurant sales included a $6.9 million reduction in sales related to closed operations partially offset by new restaurant sales. On a same-store basis, sales decreased approximately $13.0 million, or 6.3%, due primarily to declines in guest traffic partially offset by higher menu prices. Excluding the lost sales from Hurricane Ike, we estimate same-store sales were down 6.1%. Sales from stores open fewer than 18 periods, and therefore not included in our same-store sales measure, contributed $4.2 million more to restaurant sales for the three quarters ended May 6, 2009 than the three quarters ended May 7, 2008. We closed three restaurants during the three quarters ended May 6, 2009 and six restaurants during the three quarters ended May 7, 2008. We opened one restaurant during the three quarters ended May 6, 2009 and one restaurant during the three quarters ended May 7, 2008.

Cost of Food

Food costs decreased approximately $1.9 million, or 9.7%, in the quarter ended May 6, 2009 compared to the quarter ended May 7, 2008 due to lower sales volumes and lower commodity costs. As a percentage of restaurant sales, food costs decreased 0.1%, to 27.3%, in the quarter ended May 6, 2009 compared to 27.4% in the quarter ended May 7, 2008, primarily due to lower commodity prices and higher average menu prices.

Food costs decreased approximately $4.4 million, or 7.4%, in the three quarters ended May 6, 2009 compared to the three quarters ended May 7, 2008, due to lower sales volumes and lower commodity costs. As a percentage of restaurant sales, food costs decreased 0.1%, to 27.6% in the three quarters ended May 6, 2009 compared to 27.7% in the three quarters ended May 7, 2008, primarily due to lower commodity prices and higher average menu prices.

Payroll and Related Costs

Payroll and related costs decreased approximately $1.2 million in the quarter ended May 6, 2009 compared to the quarter ended May 7, 2008. Payroll and related expenses decreased primarily due to lower crew overtime and lower management costs offset by higher average wages paid to our crew employees. As a percentage of restaurant sales, these costs increased 1.7%, to 36.5%, in the quarter ended May 6, 2009 compared to 34.8% in the quarter ended May 7, 2008, due to reduced restaurant sales.

Payroll and related costs decreased approximately $1.5 million in the three quarters ended May 6, 2009 compared to the three quarters ended May 7, 2008, due primarily to lower use of crew overtime and lower management costs offset by higher average wages paid to our crew employees and higher workers’ compensation expense. As a percentage of restaurant sales, payroll and related costs increased 1.9%, to 36.4%, in the three quarters ended May 6, 2009 compared to 34.5% in the three quarters ended May 7, 2008, primarily due to reduced restaurant sales. The change in the workers’ compensation expense, as a percentage of restaurant sales, increased payroll and related costs by approximately 0.4% in the three quarters ended May 6, 2009 compared to the three quarters ended May 7, 2008.

Other Operating Expenses

Other operating expenses primarily include restaurant-related expenses for utilities, repairs and maintenance, advertising, insurance, services, supplies and occupancy costs. Other operating expenses decreased by approximately $2.2 million, or 12.8%, in the quarter ended May 6, 2009 compared to the quarter ended May 7, 2008. Other operating expenses decreased primarily due to 1) an approximate $0.7 million reduction in repairs and maintenance expense related to improvements in cost controls, 2) an approximate $0.8 million net decrease in restaurant supplies, services and other operating expenses on reduced restaurant sales, and 3) an approximate $0.7 million reduction in utility expense. As a percentage of restaurant sales, other operating expenses decreased 0.9%, to 22.6%, in the quarter ended May 6, 2009 compared to 23.5% in the quarter ended May 7, 2008.

Other operating expenses decreased by approximately $2.7 million, or 5.6%, in the three quarters ended May 6, 2009 compared to the three quarters ended May 7, 2008. Other operating expenses decreased primarily due to 1) an approximate $1.9 million reduction in repairs and maintenance expense related to cost control and preventative maintenance efforts, 2) an approximate $1.1 million reduction in supplies and services expense on reduced restaurant sales and reduced need for replacing restaurant supplies and 3) an approximate $0.8 million reduction in utility expense. The decrease in other operating expenses was partially offset by $1.3 million in Hurricane Ike-related expenses recognized in the three quarters ended May 6, 2009. As a percentage of restaurant sales, other operating expenses increased 0.4%, to 22.9%, in the three quarters ended May 6, 2009 compared to 22.5% in the three quarters ended May 7, 2008 due to lower sales revenue.

Opening Costs

Opening costs include labor, supplies, occupancy, and other costs necessary to support the restaurant through its opening period. Opening costs were approximately $0.3 million in the quarter ended May 6, 2009 compared to approximately $0.2 million in the quarter ended May 7, 2008. The quarter ended May 6, 2009 included the costs incurred in preparation for a new restaurant opening in addition to the carrying costs of locations which are to be developed for future restaurant openings.

Opening costs were approximately $0.8 million in the three quarters ended May 6, 2009 compared to approximately $0.2 million in the three quarters ended May 7, 2008. Opening costs in the three quarters ended May 6, 2009 included the costs incurred in preparation for a new restaurant opening in addition to the carrying costs of locations which are to be developed for future restaurant openings.

Cost of Culinary Contract Services

Cost of culinary contract services increased by approximately $1.3 million in the quarter ended May 6, 2009 compared to the quarter ended May 7, 2008. Cost of culinary contract services includes the food, labor, and other direct operating expenses associated with culinary contract services. Substantially all of these costs are reimbursable costs incurred within the contract terms. During the quarter ended May 6, 2009, culinary services operated thirteen facilities compared to nine for the quarter ended May 7, 2008.

Cost of culinary contract services increased by approximately $3.5 million in the three quarters ended May 6, 2009 compared to the three quarters ended May 7, 2008. Cost of culinary contract services includes the food, labor, and other direct operating expenses associated with culinary contract services. Substantially all of these costs are reimbursable costs incurred within the contract terms. During the three quarters ended May 6, 2009, culinary services increased the number of operated facilities compared to the three quarters ended May 7, 2008. The increase was due to culinary contract services operating thirteen facilities as of May 6, 2009, compared to operating nine facilities as of May 7, 2008.

Depreciation and Amortization

Depreciation and amortization expense increased by approximately $0.3 million, or 6.4%, in the quarter ended May 6, 2009 compared to the quarter ended May 7, 2008 due to the higher depreciable asset base generated by increased capital expenditures in fiscal year 2008, including the opening of three restaurants and relocation of one unit in fiscal year 2008 as well as upgrades and remodels to existing units.

Depreciation and amortization expense increased by approximately $1.0 million, or 8.2%, in the three quarters ended May 6, 2009 compared to the three quarters ended May 7, 2008 due to the higher depreciable asset base generated by increased capital expenditures in fiscal year 2008, including the opening of three restaurants and relocation of one unit in fiscal year 2008 as well as upgrades and remodels to existing units.

General and Administrative Expenses

General and administrative expenses include corporate salaries and benefits-related costs, including restaurant area leaders, share-based compensation, professional fees, travel and recruiting expenses and other office expenses. General and administrative expenses increased by approximately $0.2 million, or 4.3%, in the quarter ended May 6, 2009 compared to the quarter ended May 7, 2008. The increase was due to approximately $0.3 million in professional fees primarily related to the defense of pending claims and $0.1 million in severance payments partially offset by reductions in travel expenses of $0.1 million and other smaller reductions in labor and supplies. As a percentage of total sales, general and administrative expenses increased to 8.6% in the quarter ended May 6, 2009 compared to 7.7% in the quarter ended May 7, 2008.

General and administrative expenses decreased by approximately $0.9 million, or 4.7%, in the three quarters ended May 6, 2009 compared to the three quarters ended May 7, 2008. The decrease was mainly due to a reduction of approximately $0.9 million in professional service fees primarily related to costs in the solicitation of proxies in connection with our 2008 annual meeting of shareholders, for the three quarters ended May 7, 2008, which were partially offset by costs incurred during the three quarters ended May 6, 2009 defending pending claims. As a percentage of total sales, general and administrative expenses increased to 8.5% in the three quarters ended May 6, 2009 compared to 8.4% in the three quarters ended May 7, 2008.

Provision for Asset Impairments, net

There were no impairments to restaurant assets during the quarter ended May 6, 2009 or May 7, 2008.

The provision for asset impairments, net decreased by approximately $0.5 million in the three quarters ended May 6, 2009 compared to the three quarters ended May 7, 2008. The decrease is primarily related to impairment charges on properties held for sale recognized in the three quarters ended May 6, 2009 amounting to less than the impairment charges related to the closing of underperforming units recognized in the three quarters ended May 7, 2008.

Net (Gain) Loss on Disposition of Property and Equipment

The net gain on disposition of property and equipment was a gain of approximately $0.4 million in the quarter ended May 6, 2009. The net gain reflects insurance proceeds of approximately $0.6 million related to property damage associated with Hurricane Ike, which were received in March 2009 and recognized in the quarter ended May 6, 2009. The insurance proceeds were partially offset by normal asset retirement activity. The net loss (gain) on disposition of property and equipment was a net loss primarily due to asset retirement activity associated with restaurant remodels partially offset by the sale of one restaurant unit recognized during the quarter ended May 7, 2008.

The net gain on disposition of property and equipment was a net gain of approximately $0.5 million in the three quarters ended May 6, 2009. The net gain in the three quarters ended May 6, 2009 reflects the gain on the sale of one closed restaurant property, partially offset by normal asset retirement activity. The net loss (gain) on disposition of property and equipment was a net loss of approximately $0.2 million in the three quarters ended May 7, 2008. The net loss in the first three quarters ended May 7, 2008 reflects the disposal of property and equipment due in part to increased remodel activity, partially offset by the gain on the sale of one closed restaurant property.

Interest Income

Interest income decreased by approximately $0.2 million in the quarter ended May 6, 2009 compared to the quarter ended May 7, 2008, primarily related to lower cash and cash equivalents and lower interest rates.

Interest income decreased by approximately $0.7 million in the three quarters ended May 6, 2009 compared to the three quarters ended May 7, 2008, primarily related to lower cash and cash equivalents and lower interest rates.

Interest Expense

Interest expense in the quarter and three quarters ended May 6, 2009 increased slightly compared to the interest expense in the quarter and three quarters ended May 7, 2008 due to borrowing under our revolving credit facility in the three quarters ended May 6, 2009.

Impairment of Fair Market Value of Investment

The provision for impairment charges for decreased fair value of investments increased by approximately $0.7 million during the quarter ended May 6, 2009 compared to the quarter ended May 7, 2008. This impairment charge was recorded in the quarter ended May 6, 2009 due to the continued illiquidity of the auction rate securities markets. The reduction in fair value of the investments was derived through valuation and is considered “other-than-temporary.” See “Liquidity and Capital Resources – Status of Long-Term Investments and Liquidity” below for additional information regarding these investments.

Interest Related to Income Taxes

The interest related to income taxes in the three quarters ended May 7, 2008 included the reversal of previously recognized interest expense associated with the settled tax audit contingencies and the interest portion of an income tax refund.

Other Income, Net

Other income, net, consisted primarily of the following components: net rental property income and expenses relating to property for which we are the landlord; prepaid sales tax discounts earned through our participation in state tax prepayment programs; oil and gas royalty income; and de-recognition of gift certificate liability resulting from the expiration of state statutes of limitation on gift certificate amounts. Other income in the quarter ended May 6, 2009 decreased slightly compared to the quarter ended May 7, 2008.

Other income, net in the three quarters ended May 6, 2009 increased slightly compared to the three quarters ended May 7, 2008.

Taxes

The income tax benefit for the quarter ended May 6, 2009 increased $0.6 million compared to the quarter ended May 7, 2008.

The income tax benefit for the three quarters ended May 6, 2009 primarily reflects the tax benefit recognized due to the net pre-tax loss from continuing operations at an effective tax rate of 34.3%.

The income tax benefit recorded for the three quarters ended May 7, 2008 reflects an effective tax rate of 29.8% of the results of continuing operations. The net tax benefit for the period included a $2.8 million nonrecurring tax benefit partially offset by $1.3 million in income tax expense. The income tax benefit of $2.8 million included a reversal of tax accruals for contingencies that did not materialize following the completion of tax audits and an income tax refund receivable, partially offset by the reversal of unrealized deferred tax assets related to stock options.

Discontinued Operations

The loss from discontinued operations remained comparable in the three quarters ended May 6, 2009 to the three quarters ended May 7, 2008.

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

Our cash requirements consist principally of:

•	capital expenditures for new store development and construction, restaurant renovations and upgrades and information technology; and

•	working capital primarily for Company owned restaurants and culinary contract service agreements.

The continued decline in our cash flow from operations required us to utilize our credit facility; as of May 6, 2009, $2.0 million was outstanding. Under the current terms of our amended revolving credit facility, capital expenditures and the amount of borrowings are limited based on our EBITDA, as defined in the agreement. Based upon our level of past and projected capital requirements, we expect that cash flows from operations, combined with other financing alternatives in place or available, will be sufficient to meet our capital expenditures and working capital requirements during the next twelve months.

As is common in the restaurant industry, we maintain relatively low levels of accounts receivable and inventories, and our vendors grant trade credit for purchases such as food and supplies. However, high levels of accounts receivable are typical for culinary contract services. We also continually invest in our business through the addition of new units and refurbishment of existing units, which are reflected as long-term assets.

Cash and cash equivalents decreased to $2.4 million from $4.6 million at the beginning of the fiscal year. This decrease is primarily due to a decrease in cash provided by operating activities. We generally reinvest available cash flows from operations to develop new restaurants or enhance existing restaurants.

The following table summarizes our cash flows from operating, investing and financing activities:

	Three Quarters Ended
	May 6, 2009	May 7, 2008
	(36 weeks)	(36 weeks)
	(In thousands)
Total cash provided by (used in):
Operating activities	$3,395	$16,793
Investing activities	(7,566)	(29,047)
Financing activities	2,000	6,468

Increase (decrease) in cash and cash equivalents	$(2,171)	$(5,786)

Operating Activities. In the three quarters ended May 6, 2009, operating cash flow decreased $13.4 million compared to the three quarters ended May 7, 2008, primarily due to a decline in restaurant sales and increased restaurant expenses and culinary contract services expenses.

Investing Activities. Cash flows used in investing activities were $7.6 million in the three quarters ended May 6, 2009 compared to $29.0 million in the three quarters ended May 7, 2008, primarily due to decreased purchases of short-term investments and decreased purchases of property and equipment, which includes new restaurant construction in progress. Our capital expenditure program includes, among other things, investments in new locations, restaurant remodeling, and information technology enhancements. We used $10.3 million for purchases of property and equipment in the three quarters ended May 6, 2009 compared to $25.4 million in the three quarters ended May 7, 2008. We expect to spend approximately $11.0 million to $13.0 million on capital expenditures in fiscal year 2009.

Financing Activities. Cash provided by financing activities decreased $4.5 million, to $2.0 million, compared to the three quarters ended May 7, 2008, due primarily to the non-recurrence of proceeds from the exercise of stock options, net of treasury stock purchases. Net borrowings under our revolving credit facility during the three quarters ended May 6, 2009 were $2.0 million.

Status of Long-Term Investments and Liquidity

At May 6, 2009, we held $8.8 million, par value ($7.2 million, net book value) in auction rate municipal bonds as long-term investments. These securities are long-term bonds with underlying maturities in years 2019 through 2042 but have historically had short-term features intended for the investor’s liquidity. Prior to the collapse of the auction rate securities market in February 2008, these bonds were purchased or sold through a Dutch-auction process in short-term intervals of 7, 28 or 35 days, whereby the interest rate on the security is reset. The prevailing market auction failures resulted in the long-term investments classification and an other than temporary impairment loss of $0.8 million in fiscal year 2008 and $0.8 million in the three quarters ended May 6, 2009. For additional information, see Note 5, “Investments”, to our Consolidated Financial Statements included in Item 1 of Part I of this report.

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

Working Capital

We had a working capital deficit of $13.0 million as of May 6, 2009, compared to a working capital deficit of $17.8 million as of August 27, 2008, primarily due to a $2.2 million decrease in cash. We expect to meet our working capital requirements through cash flows from operations and availability under our Amended Revolving Credit Facility.

Capital Expenditures

Capital expenditures consist of purchases of real estate for future restaurant sites, new units construction, purchases of new and replacement restaurant furniture and equipment, and ongoing remodeling programs. Capital expenditures for the three quarters ended May 6, 2009 were approximately $10.3 million, and related to maintaining our investment in existing operating units as well as constructing new units. We expect to be able to fund all capital expenditures in fiscal year 2009 using cash flows from operations and our available credit. We expect to spend approximately $11.0 million to $13.0 million on capital expenditures in fiscal year 2009.

DEBT

2007 Revolving Credit Facility

On July 13, 2007, we entered into a $50.0 million unsecured Revolving Credit Facility (the “2007 Revolving Credit Facility”) with Wells Fargo Bank, National Association, as Administrative Agent, and Amegy Bank, National Association, as Syndication Agent. The 2007 Revolving Credit Facility may, subject to certain terms and conditions, be increased once by an amount up to $50.0 million for a maximum total facility size of $100.0 million. The 2007 Revolving Credit Facility allowed for up to $15.0 million of the available credit to be extended in the form of letters of credit. All amounts owed by us under the 2007 Revolving Credit Facility were guaranteed by our subsidiaries and must be repaid in full upon the maturity date on June 30, 2012. We amended the 2007 Revolving Credit Facility on March 18, 2009, as described below under “First Amendment to 2007 Revolving Credit Facility.”

At any time throughout the term of the facility, we had the option to elect one of two bases of interest rates. One interest rate option was the greater of (a) the Federal Funds Effective Rate plus 0.50%, or (b) prime, plus, in either case, an applicable spread that ranges from zero to 0.50% per annum. The other interest rate option was the London InterBank Offered Rate plus a spread that ranges from 0.75% to 2.00% per annum. The applicable spread under each option was dependent upon the ratio of our debt to EBITDA at the most recent determination date.

We paid a quarterly commitment fee based on the unused available balance of the 2007 Revolving Credit Facility, which was also dependent upon the ratio of our debt to EBITDA, ranging from 0.20% to 0.30% per annum. We also paid quarterly fees with respect to any letters of credit issued and outstanding. In addition, we paid the lenders a one-time fee in connection with the closing of the 2007 Revolving Credit Facility.

First Amendment to 2007 Revolving Credit Facility

On March 18, 2009, we amended the 2007 Revolving Credit Facility to, among other things, reduce the aggregate amount of the lenders’ commitments from $50.0 million to $30.0 million. The amounts available under the Amended 2007 Revolving Credit Facility (the “Amended Facility”) may still be increased by up to $70.0 million, subject to certain terms and conditions, for a maximum total facility size of $100 million.

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

The Amended Facility contains customary covenants and restrictions on our ability to engage in certain activities, asset sales, letters of credit, and acquisitions, and contains customary events of default. As of May 6, 2009, we were in compliance with all covenants.

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

As of May 6, 2009, we had a total of $2.0 million in outstanding advances under the Amended Facility at an average annual rate of 3.50%. We had approximately $1.7 million committed under letters of credit, which were issued as security for the payment of insurance obligations classified as accrued expenses on the balance sheet.

At May 6, 2009 $26.3 million was available under the Amended Facility.

The final maturity date of the Amended Facility remains June 30, 2012.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The Consolidated Financial Statements included in Item 1 of Part 1 of this report are prepared in conformity with U.S. generally accepted accounting principles. Preparation of the financial statements requires us to make judgments, estimates and assumptions that affect the amounts of assets and liabilities in the financial statements and revenues and expenses during the reporting periods. Due to the significant, subjective and complex judgments and estimates used when preparing our consolidated financial statements, management regularly reviews these assumptions and estimates with the Finance and Audit Committee of our Board of Directors. Management believes the following are critical accounting policies used in the preparation of these financial statements.

Income Taxes

We account for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes”, as interpreted by FASB Interpretation No. (“FIN”) 48. We record the estimated future tax effects of temporary differences between the tax bases of assets and liabilities and amounts reported in the accompanying consolidated balance sheets, as well as operating loss and tax credit carrybacks and carryforwards. We periodically review the recoverability of tax assets recorded on the balance sheet and provide valuation allowances as management deems necessary.

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

Investments

We invest in two types of securities, held-to-maturity and available-for-sale. Securities held-to-maturity are reported at amortized cost. Available-for-sale securities are reported at fair value. Fair value is a subjective estimate based on our judgment. Securities available-for-sale consist of auction rate securities. Declines in fair value of held to maturity and available-for-sale securities are analyzed to determine if the decline is temporary or “other-than-temporary”. Temporary unrealized gains and losses on available-for-sale securities are excluded from earnings and reported in shareholders’ equity. Other than temporary declines reduce earnings. Any increases in other than temporary declines in fair value will not be realized until the securities are sold.

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

Actual workers’ compensation, employee injury and general liability claims expense may differ from estimated loss provisions. The ultimate level of claims under the in-house safety program are not known, and declines in incidence of claims as well as claims costs experiences or reductions in reserve requirements under the program may not continue in future periods.

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

We are exposed to market risk from changes in interest rates affecting our variable-rate debt. During the three quarters ended May 6, 2009, the total amount of debt subject to interest rate fluctuations outstanding under our 2007 Revolving Credit Facility was $8.0 million. Assuming an average debt balance of $8.0 million, a 1.0% increase in prevailing interest rates above our 3.5% interest rate floor per our Amended Facility, effective March 18, 2009, would increase our annual interest expense by $80,000.

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

Evaluation of Disclosure Controls and Procedures

Management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of May 6, 2009. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of May 6, 2009, our disclosure controls and procedures were effective in providing reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended May 6, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II - OTHER INFORMATION

Item 1.	Legal Proceedings

There have been no material changes to our legal proceedings as disclosed in “Legal Proceedings” in Item 3 of Part I of our Annual Report on Form 10-K for the fiscal year ended August 27, 2008.

Item 6.	Exhibits

4.1	Amendment No. 8 dated as of February 20, 2009 to Rights Agreement dated April 16, 1991, as amended, between Luby’s, Inc. and American Stock Transfer & Trust Company, as Rights Agent (incorporated by reference to Exhibit 9 to the Company’s Form 8-A/A filed with the Securities and Exchange Commission on February 23, 2009).

31.1	Rule 13a-14(a)/15d-14(a) certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Rule 13a-14(a)/15d-14(a) certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Section 1350 certification of the Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Section 1350 certification of the Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LUBY’S, INC. (Registrant)

Date: June 12, 2009	By:	/s/ Christopher J. Pappas
Christopher J. Pappas
President and Chief Executive Officer

Date: June 12, 2009	By:	/s/ K. Scott Gray
K. Scott Gray
Senior Vice President and Chief Financial Officer

EXHIBIT INDEX

4.1	Amendment No. 8 dated as of February 20, 2009 to Rights Agreement dated April 16, 1991, as amended, between Luby’s, Inc. and American Stock Transfer & Trust Company, as Rights Agent (incorporated by reference to Exhibit 9 to the Company’s Form 8-A/A filed with the Securities and Exchange Commission on February 23, 2009).

31.1	Rule 13a-14(a)/15d-14(a) certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Rule 13a-14(a)/15d-14(a) certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Section 1350 certification of the Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Section 1350 certification of the Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.