Form 10-K
period 2009-08-26
LUBYS INC
filed 2009-11-09
CIK 16099

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended August 26, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the shares of common stock of the registrant held by nonaffiliates of the registrant as of February 11, 2009, was approximately $100,177,708 (based upon the assumption that directors and executive officers are the only affiliates).

As of November 2, 2009, there were 28,522,206 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the following document are incorporated by reference into the designated parts of this Form 10-K:

Definitive Proxy Statement relating to 2010 annual meeting of shareholders (in Part III)

Luby’s, Inc.

Form 10-K

Year ended August 26, 2009

Additional Information

We file reports with the Securities and Exchange Commission, including annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K. The public may read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. We are an electronic filer, and the SEC maintains an Internet site at http://www.sec.gov that contains the reports, proxy and information statements, and other information that we file electronically. Our website address is www.lubys.com. Please note that our website address is provided as an inactive textual reference only. We make available free of charge through our website the annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports as soon as reasonably practicable after such material is electronically filed with or furnished to the SEC. The information provided on our website is not part of this report, and is therefore not incorporated by reference unless such information is specifically referenced elsewhere in this report.

Compliance with New York Stock Exchange Requirements

We submitted to the New York Stock Exchange (“NYSE”) the CEO certification required by Section 303A.12(a) of the NYSE’s Listed Company Manual with respect to our fiscal year ended August 27, 2008. We expect to submit the CEO certification with respect to our fiscal year ended August 26, 2009 to the NYSE within 30 days after our annual meeting of shareholders. We are filing as an exhibit to this Form 10-K the certifications required by Section 302 of the Sarbanes-Oxley Act of 2002.

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains statements that are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements contained in this Form 10-K, other than statements of historical facts, are “forward-looking statements” for purposes of these provisions, including any statements regarding:

•	future operating results;

•	future capital expenditures, including expected reductions in capital expenditures;

•	future debt, including liquidity and the sources and availability of funds related to debt;

•	projections regarding the financial performance of our new prototype restaurants;

•	plans for expansion of our business;

•	scheduled openings of new units;

•	closing existing units;

•	effectiveness of management’s Cash Flow Improvements and Capital Redeployment Plan;

•	future sales of assets and the gains or losses that may be recognized as a result of any such sales;

•	plans relating to our short-term and long-term investments; and

•	continued compliance with the terms of our 2007 Revolving Credit Facility, as amended.

In some cases, investors can identify these statements by forward-looking words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “outlook,” “may” “should,” “will,” and “would” or similar words. Forward-looking statements are based on certain assumptions and analyses made by management in light of their experience and perception of historical trends, current conditions, expected future developments and other factors we believe are relevant. Although management believes that our assumptions are reasonable based on information currently available, those assumptions are subject to significant risks and uncertainties, many of which are outside of our control. The following factors, as well as the factors set forth in Item 1A of this Form 10-K and any other cautionary language in this Form 10-K, provide examples of risks, uncertainties, and events that may cause our financial and operational results to differ materially from the expectations described in our forward-looking statements:

•	general business and economic conditions;

•	the impact of competition;

•	our operating initiatives, changes in promotional, couponing and advertising strategies and the success of management’s business plans;

•	fluctuations in the costs of commodities, including beef, poultry, seafood, dairy, cheese, oils and produce;

•	ability to raise menu prices and customers acceptance of changes in menu items;

•	increases in utility costs, including the costs of natural gas and other energy supplies;

•	changes in the availability and cost of labor, including the ability to attract qualified managers and team members;

•	the seasonality of the business;

•	collectability of accounts receivable;

•	changes in governmental regulations, including changes in minimum wages and health care benefit regulation;

•	the effects of inflation and changes in our customers’ disposable income, spending trends and habits;

•	the ability to realize property values;

•	the availability and cost of credit;

•	weather conditions in the regions our restaurants operate;

•	costs relating to legal proceedings;

•	impact of adoption of new accounting standards;

•	effects of actual or threatened future terrorist attacks in the United States;

•	unfavorable publicity relating to operations, including publicity concerning food quality, illness or other health concerns or labor relations; and

•	the continued service of key management personnel.

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

Overview

Luby’s, Inc. (formerly, Luby’s Cafeterias, Inc.) was founded in 1947 in San Antonio, Texas. The company was originally incorporated in Texas in 1959, with nine cafeterias in various locations, under the name Cafeterias, Inc. It became a publicly held corporation in 1973, then changed its name in 1981 to Luby’s Cafeterias, Inc. and joined the New York Stock Exchange in 1982. Luby’s was reincorporated in Delaware on December 31, 1991 and was restructured into a holding company on February 1, 1997, at which time all of the operating assets were transferred to Luby’s Restaurants Limited Partnership, a Texas limited partnership composed of two wholly owned, indirect corporate subsidiaries. All restaurant operations are conducted by the partnership. In this report, unless otherwise specified, “Luby’s,” “we,” “our,” “us” and “our company” refer to Luby’s, Inc., the partnership and the consolidated subsidiaries of Luby’s, Inc.

As of November 2, 2009, we operated 96 restaurants located throughout Texas and three other states, as set forth in the table below. These establishments are located in close proximity to retail centers, business developments and residential areas. Of the 96 restaurants, 68 are located on property that we own and 28 are on leased premises.

Texas:
Houston Metro	32
Dallas/Fort Worth Metro	13
San Antonio Metro	15
Rio Grande Valley	11
Austin	7
Other Texas Markets	15
Other States	3

Total	96

For additional information regarding our restaurant locations, please read “Properties” in Item 2 of Part I of this report.

We are headquartered in Houston, Texas, our largest restaurant market. Our corporate headquarters is located at 13111 Northwest Freeway, Suite 600, Houston, Texas 77040, and our telephone number at that address is (713) 329-6800. Our website is www.lubys.com.

Operations

We provide our customers with made-from-scratch quality food, value pricing, service and hospitality. Our cafeteria-style restaurants feature a unique concept format in today’s family and casual dining segment of restaurant companies. The cafeteria food delivery system allows customers to select freshly prepared items from the serving line, including entrées, vegetables, salads, desserts, breads and beverages, before transporting their selected items on serving trays to a table or booth of their choice in the dining area. Each restaurant on a daily basis offers 17 to 22 entrées, 12 to 14 vegetable dishes, 12 to 16 salads, and 10 to 12 varieties of desserts. Food is prepared in small quantities throughout serving hours, and frequent quality checks are conducted.

Our product offerings, convenient cafeteria delivery system and value pricing appeal to a broad range of customers, including those customers that focus on healthy choices, quality, variety and affordability. We have had particular success among families with children, shoppers, travelers, seniors, and business people looking for a quick, freshly-prepared meal at a fair price.

Our restaurants are generally open for lunch and dinner seven days a week and all of our restaurants sell food-to-go orders, which accounted for 13.5% of restaurant sales in fiscal year 2009. We also provide culinary contract services for organizations that offer on-site food service, such as healthcare facilities. For more information, please read “Culinary Contract Services” below.

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

Each general manager is supervised by an area leader. Each area leader is responsible for approximately 7 to 10 units, depending on location.

Quality control teams also help maintain uniform standards of food preparation, safety and sanitation. The teams visit each restaurant as necessary and work with the staff to confirm adherence to our recipes, train personnel in new techniques, and implement systems and procedures used universally throughout our company.

During fiscal year 2009, we spent approximately 1.8% of restaurant sales on traditional marketing mediums with particular emphasis on radio advertisements and outdoor billboards as well as point-of-purchase, sponsorships, and local store marketing.

We operate from a centralized purchasing arrangement to obtain the economic benefit of bulk purchasing and lower prices for most of our menu offerings. The arrangement involves a competitively selected prime vendor for each of our three major purchasing regions.

During fiscal year 2009, we opened one seafood restaurant which was subsequently closed and closed four additional cafeteria-style restaurants. Subsequent to fiscal year 2009, we closed 23 restaurants.

New Prototype Restaurant

In August 2007, we introduced our new restaurant prototype design, with the opening of our first new store in over seven years, located in Cypress, Texas, a suburb north of Houston. This new prototype capitalizes on our core fundamentals of serving great food made-from-scratch and a convenient delivery system. In fiscal year 2008, we opened three new units employing this prototype design. Although we opened no new prototype units in fiscal year 2009, we anticipate using and further modifying this prototype design as we execute our strategy to build new restaurants in markets where we believe we can achieve superior restaurant cash flows. No new restaurants or related construction are planned for fiscal year 2010.

Culinary Contract Services

Our culinary contract services operation, branded as Luby’s Culinary Services, consists of a business line servicing healthcare, higher education and corporate dining clients. The healthcare accounts are full service and typically include in-room delivery, catering, vending, coffee service and retail dining. As of November 2, 2009, we had contracts with seven long-term acute care hospitals, three acute care medical centers, one behavioral hospital, two business and industry clients, and two higher education institutions. As the industry begins to appreciate our unique abilities to deliver quality services that include design and procurement as well as nutrition and food services, we continue to pursue new accounts. We anticipate allocating capital expenditures as needed to further develop our culinary contract services business in fiscal year 2010.

Employees

As of November 2, 2009, we had a workforce of 5,826 employees consisting of 5,310 non-management restaurant employees, 371 restaurant managers and 145 clerical, facility services, administrative and executive employees. Employee relations are considered to be good. We have never had a strike or work stoppage, and we are not subject to collective bargaining agreements.

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

General economic factors may adversely affect our results of operations.

The protracted economic slowdown experienced in the United States in fiscal years 2008 and 2009 has adversely affected disposable consumer income and consumer confidence. As a result of the deteriorating business and economic conditions affecting our customers, we have experienced reduced customer traffic and lowered our menu prices, which has lowered our profit margins and adversely affected our results of operations. A further slowdown in the economy or other economic conditions affecting disposable consumer income, such as unemployment levels, inflation, fuel and other energy costs, and interest rates, may adversely affect our business by reducing overall consumer spending or by causing customers to shift their spending to our competitors, which could result in a further reduction in customer traffic and lowered menu prices leading to a further reduction in revenues and a reduction in our margins. In response to current economic conditions, we have adopted a Cash Flow Improvement and Capital Redeployment Plan, pursuant to which includes closing 25 under performing restaurants with the potential for 5 to 10 additional closures over the next 24 months. Continued difficulties in the U.S. economy could require us to close additional restaurants in the future.

The impact of inflation on food, labor and other aspects of our business also can negatively affect our results of operations. Commodity inflation in food, beverages and utilities can also impact our financial performance. Although we attempt to offset the effects of inflation through periodic menu price increases, cost controls and incremental improvement in operating margins, we may not be able to completely do so, which could negatively affect our results of operations.

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

In fiscal years 2007, 2008 and 2009, we opened four new restaurants using our prototype design. We did not open any new restaurants in fiscal year 2009 and do not expect to open any new restaurants in fiscal year 2010. Depending on future economic conditions, we may open new restaurants using the prototype design in future fiscal years. Our ability to open and profitably operate new restaurants is subject to various risks such as the identification and availability of suitable and economically viable locations, the negotiation of acceptable terms for new locations, the need to obtain all required governmental permits (including zoning approvals) on a timely basis, the need to comply with other regulatory requirements, the availability of necessary contractors and subcontractors, the availability of construction materials and labor, the ability to meet construction schedules and budgets, the ability to manage union activities such as picketing or hand billing which could delay construction, increases in labor and building materials costs, the availability of financing at acceptable rates and terms, changes in weather or other acts of God that could result in construction delays and adversely affect the results of one or more restaurants for an indeterminate amount of time, our ability to hire and train qualified management personnel and general economic and business conditions. At each potential location, we compete with other restaurants and retail businesses for desirable development sites, construction contractors, management personnel, hourly employees and other resources.

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

Our Cash Flow Improvement and Capital Redeployment Plan may not be successful.

Pursuant to our Cash Flow Improvement and Capital Redeployment Plan adopted in October 2009, we have closed 24 underperforming units that we plan to sell over the next three years. Our ability to sell these properties, however, is subject to various risks, including depressed market values, availability of credit to potential buyers and a lack of qualified buyers. Accordingly, the proceeds we ultimately realize from these sales may be less than expected, or may take longer to realize. In addition, the terms of these sales may be on terms that are unfavorable to us. If we are unable to sell our properties at our carrying value, we will incur additional losses. Moreover, if proceeds ultimately received from the sales are less than expected, our ability to redeploy capital to continue upgrades to our core base of restaurants and to expand our culinary contract services business may be impaired. The Company anticipates that approximately 5 to 10 additional locations may be added to the plan and closed within 24 months depending on future cash flow performance and lease terminations.

Because our restaurants and culinary contract services locations are concentrated in Texas, regional events can adversely affect our financial performance.

Approximately 97% of our restaurants were located in Texas as of November 2, 2009. Our remaining restaurants are located in Arkansas and Oklahoma. Thirteen of our fifteen culinary contract services locations are also located in Texas. This concentration could adversely affect our financial performance in a number of ways. For example, our results of operations may be adversely affected by economic conditions in Texas or the southern United States or the occurrence of an event of terrorism or natural disaster in any of the communities in which we operate. Also, given our geographic concentration, negative publicity relating to our restaurants could have a more pronounced adverse effect on our overall revenues than might be the case if our restaurants were more broadly dispersed. Although we generally maintain property and casualty insurance to protect against property damage caused by casualties and natural disasters, inclement weather, flooding, hurricanes and other acts of God, these events can adversely impact our sales by discouraging potential customers from going out to eat or by rendering a restaurant or culinary contract services location inoperable for a significant amount of time.

An increase in the minimum wage could adversely affect our financial performance.

From time to time, the U.S. Congress and state legislatures have increased and will consider increases in the minimum wage. The restaurant industry is intensely competitive, and if the minimum wage is increased, we may not be able to transfer all of the resulting increases in operating costs to our customers in the form of price increases. In addition, because our business is labor intensive, shortages in the labor pool or other inflationary pressure could increase labor costs that could adversely affect our results of operations.

We may be required to recognize additional impairment charges.

We assess our long-lived assets as and when recognized by generally accepted accounting principles in the United States and determine when they are impaired. Based on market conditions and operating results, we may be required to record additional impairment charges, which would reduce expected earnings for the periods in which they are recorded.

We may not be able to realize our deferred tax assets.

Our ability to realize our deferred tax assets is dependent on our ability to generate taxable income in the future. If we are unable to generate enough taxable income in the future, we may incur additions to the valuation allowance which would reduce expected earnings for the periods in which they are recorded.

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

The restaurant industry is subject to extensive federal, state and local laws and regulations. We are also subject to licensing and regulation by state and local authorities relating to health, health care, employee medical plans, sanitation, safety and fire standards, building codes and liquor licenses, federal and state laws governing our relationships with employees (including the Fair Labor Standards Act and applicable minimum wage requirements, overtime, unemployment tax rates, family leave, tip credits, working conditions, safety standards and citizenship requirements), federal and state laws which prohibit discrimination, potential healthcare benefits legislative mandates, and other laws regulating the design and operation of facilities, such as the Americans With Disabilities Act of 1990.

As a publicly traded corporation, we are subject to various rules and regulations as mandated by the Securities and Exchange Commission and the New York Stock Exchange. Failure to timely comply with these rules and regulations could result in penalties and negative publicity.

Our planned culinary contract services expansion may not be successful.

Successful expansion of our culinary contract services depends on our ability to obtain new clients as well as retain and renew our existing client contracts. Our ability to do so generally depends on a variety of factors, including the quality, price and responsiveness of our services, as well as our ability to market these services effectively and differentiate ourselves from our competitors. We may not be able to renew existing client contracts at the same or higher rates or that our current clients will turn to competitors, cease operations, elect to self-operate or terminate contracts with us. The failure to renew a significant number of our existing contracts would have a material adverse effect on our business and results of operations.

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

The syndicate of banks may not have the ability to provide us with capital under our existing Revolving Credit Facility. Our existing Revolving Credit Facility expires in June 2011 and we may not be able to amend or renew the facility with terms and conditions consistent with the existing facility.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

As of November 2, 2009, Luby’s had 96 operating locations that typically contain 8,000 to 10,500 square feet of floor space with seating capacity for 250 to 300 customers. We own the underlying land and buildings in which 68 of our restaurants are located. Eight of these restaurant properties contain excess building space, which is leased to tenants unaffiliated with Luby’s.

In addition to the owned locations, 28 other restaurants are held under leases, including eight in regional shopping malls. The majority of the leases are fixed-dollar rentals. The majority of the leases require additional amounts paid related to property taxes, hazard insurance and maintenance of common areas. Of the 28 restaurant leases, the current terms of four expire before 2011, 13 expire between 2011 and 2014, and 11 thereafter. Of the 28 restaurant leases, 24 can be extended beyond their current terms at our option.

As of November 2, 2009, we had 24 owned properties with a carrying value of approximately $17.5 million, five properties located on ground leases with a zero carrying value, two in line leased properties and two unimproved ground leases with a carrying value of zero in properties held for sale.

Also as of November 2, 2009, we had one owned site and one leased site held for future use.

We lease approximately 30,000 square feet of corporate office space, which extends through 2011. The space is located on the Northwest Freeway in Houston, Texas in close proximity to many of our Houston restaurant locations.

We lease approximately 1,006 square feet of office space, which expires December 31, 2009. The space is located in The Woodlands, Texas.

We lease approximately 60,000 square feet of warehouse space for in-house repair, fabrication and storage in Houston, Texas. In addition, we lease approximately 3,200 square feet of warehouse and office space in Arlington, Texas.

We maintain general liability insurance and property damage insurance on all properties in amounts which management believes provide adequate coverage.

Item 3.	Legal Proceedings

Certain current and former hourly restaurant employees filed a lawsuit against us in U.S. District Court for the Southern District of Texas alleging violations of the Fair Labor Standards Act with respect to the inclusion of certain employees in a tip pool. The lawsuit seeks penalties and attorney’s fees and was conditionally certified as a collective action in October 2008. We intend to vigorously defend our position. It is not possible at this time to reasonably estimate the possible loss or range of loss, if any.

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

No matters were submitted to a vote of our security holders during the fourth quarter of the fiscal year ended August 26, 2009.

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

Fiscal Quarter Ended	High	Low
November 21, 2007	$11.83	$9.75
February 13, 2008	11.26	8.80
May 7, 2008	9.95	6.81
August 27, 2008	7.85	5.80
November 19, 2008	8.70	3.56
February 11, 2009	5.94	3.23
May 6, 2009	5.88	3.23
August 26, 2009	5.14	3.95

As of November 2, 2009, there were 2,679 holders of record of our common stock. No cash dividends have been paid on our common stock since fiscal year 2000, and we currently have no intention to pay a cash dividend on our common stock. On November 2, 2009, the closing price of our common stock on the New York Stock Exchange was $3.58.

Equity Compensation Plans

Securities authorized under our equity compensation plans as of August 26, 2009, were as follows:

	(a)	(b)	(c)
Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans Excluding Securities Reflected in Column (a)
Equity compensation plans previously approved by security holders	404,206	$10.46	1,345,840
Equity compensation plans not previously approved by security holders	29,625	6.74	—

Total	433,831	$10.21	1,345,840

See Note 14, “Share-Based Compensation,” to our Consolidated Financial Statements included in Item 8 of Part II of this report.

The following graph compares the cumulative total stockholder return on our common stock for the five fiscal years ended August 26, 2009, with the cumulative total return on the S&P SmallCap 600 Index and an industry peer group index. The peer group index consists of Bob Evans Farms, Inc., Ruby Tuesday Inc., CBRL Group Inc. and O’Charley’s. These companies are multi-unit family and casual dining restaurant operators in the mid-price range.

The cumulative total shareholder return computations set forth in the performance graph assume an investment of $100 on August 26, 2004, and the reinvestment of all dividends. The returns of each company in the peer group index have been weighed according to that company’s stock market capitalization.

	2004	2005	2006	2007	2008	2009
Luby’s Inc.	100.00	202.16	146.31	176.33	114.17	70.01
S&P 500 Index—Total Return	100.00	112.55	122.53	141.07	125.37	98.90
S&P 500 Restaurant Index	100.00	122.02	141.75	174.89	189.74	187.19
Peer Group Index Only	100.00	102.30	110.62	111.39	71.19	75.83
Peer Group Index + Luby’s Inc.	100.00	105.18	111.58	113.51	72.61	74.74

Item 6.	Selected Financial Data

Five-Year Summary of Operations

	Fiscal Year Ended
	August 26, 2009	August 27, 2008	August 29, 2007	August 30, 2006	August 31, 2005 (a)
	(364 days)	(364 days)	(364 days)	(364 days)	(371 days)
	(In thousands except per share data)
Sales
Restaurant sales	$279,893	$309,457	$318,323	$324,640	$318,401
Culinary contract services	12,970	8,205	2,065	—	—

Total sales	292,863	317,662	320,388	324,640	318,401

Income (loss) from continuing operations	(26,203)	2,469	11,087	20,921	8,306

Loss from discontinued operations (b)	(215)	(204)	(224)	(1,360)	(4,858)

Net income (loss)	(26,418)	2,265	10,863	19,561	3,448

Income (loss) per share from continuing operations:
Basic	$(0.93)	$0.09	$0.43	$0.80	$0.37
Assuming dilution	$(0.93)	$0.09	$0.41	$0.76	$0.36

Loss per share from discontinued operation:
Basic	$(0.01)	$(0.01)	$(0.01)	$(0.05)	$(0.22)
Assuming dilution	$(0.01)	$(0.01)	$(0.01)	$(0.05)	$(0.21)

Net income (loss) per share
Basic	$(0.94)	$0.08	$0.42	$0.75	$0.15
Assuming dilution	$(0.94)	$0.08	$0.40	$0.71	$0.15

Weighted-average shares outstanding
Basic	27,969	27,799	26,121	26,024	22,608
Assuming dilution	27,969	28,085	27,170	27,444	23,455

Total assets	$194,365	$226,521	$219,634	$206,699	$206,214

Total debt	$—	$—	$—	$—	$13,500

Number of restaurants at fiscal year end	119	123	128	128	131

(a)	Fiscal year ended August 31, 2005 consists of 53 weeks, while all other periods presented consist of 52 weeks.
(b)

Our business plan approved in fiscal year 2003 called for the closure of more than 50 locations. In accordance with this plan, the entire fiscal activity of the applicable stores closed after the inception of the plan has been reclassified to discontinued operations. For comparison purposes, prior fiscal years results related to these same locations have also been reclassified to discontinued operations. Restaurants closed subsequent to the completion of the 2003 disposal plan, as of August 30, 2006, have not been reclassified or reported as discontinued operations.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s discussion and analysis of the financial condition and results of operations should be read in conjunction with the consolidated financial statements and footnotes for the fiscal years ended August 26, 2009, August 27, 2008, and August 29, 2007 included in Item 8 of this report.

Overview

In fiscal year 2009, we generated revenues primarily by providing quality food to customers at our 119 restaurants located throughout Texas and three other states. These establishments are located in close proximity to retail centers, business developments and residential areas. In addition to our non-franchised restaurant business model, we also provide culinary contract services for organizations that offer on-site food service, such as health care facilities, college and universities, as well as businesses and institutions.

The protracted economic slowdown experienced in the United States in fiscal years 2008 and 2009 has adversely affected disposable consumer income and consumer confidence. As a result of the declining economic conditions, we have experienced a reduction in our revenues and earnings, resulting primarily from lower customer traffic and to a lesser extent our menu prices. We believe that this difficult economic environment will continue during fiscal year 2010 and expect that our revenues and results of operations will continue to be negatively affected as a result.

In response to rising commodity prices during the first half of fiscal year 2009, we raised menu prices at our restaurants. During the second half of the fiscal year, however, as the difficult economic environment continued, we lowered menu prices, implemented various discounts and promotions, reduced our capital expenditures and implemented cost control measures to help reduce the impact of declining guest traffic and frequency. These cost control measures included the closure of four restaurants in fiscal year 2009. Of the four locations closed, one was a month-to-month operating lease location that closed due to Hurricane Ike damages, two were underperforming out-of-state locations and one was closed after expiration of its lease. In addition, on October 15, 2009 we announced a Cash Flow Improvement and Capital Redeployment Plan focused on improving cash flow from operations, which included closing 24 underperforming stores.

Fiscal 2009 Review

Same-store restaurant sales declined 8.6% for fiscal year 2009, compared to fiscal year 2008. The negative trend in consumer spending and dining frequency in fiscal year 2008 continued throughout fiscal year 2009. This traffic decline was partially offset by a higher per person average spend in fiscal year 2009 compared to fiscal year 2008. During the second half of fiscal 2009 we tested and rolled out value priced offerings at attractive menu price points to be more competitive in markets. We feel these initiatives (which included our Half-Off LuAnn on Friday and Saturday nights in February, Monday thru Friday LuAnn Rewind to $5.99, which represented 25% off our then current LuAnn menu price, and our Luby’s Price Rewind) lowered average spending per customer below the prior year in the last several weeks of fiscal year 2009. We have received favorable guest comments from the actions taken in this challenging consumer confidence environment. Over the past 11 quarters, we have experienced a same-store sales decline on average of (4.6%); this decline follows a period of twelve consecutive quarters when we averaged an increase in same-store sales of 4.6% per quarter.

Fiscal year 2009 profitability was negatively impacted by lower restaurant sales as well as non-cash charges related to asset impairments associated with underperforming restaurants: The following provides a brief summary of selected expenses:

•	Food costs, as a percentage of restaurant sales, were flat year-over year;

•	Significant decreases in labor costs were realized through improved scheduling of our crew employees and lower restaurant management costs, partially offset by a higher average wage rate due to the required federal minimum wage increase; however, as a percentage of restaurant sales, payroll and related costs increased approximately 220 basis points;

•

Operating expense dollars declined $5.7 million as a result of lower utility costs and cost control efforts related to repairs and maintenance, supplies and services as well as partially due to closure of 4 restaurants. As a percentage of restaurant sales, operating expenses were up approximately 50 basis points;

•	Depreciation expense increased significantly as a result of new and existing unit capital expenditures activity in fiscal years 2008 and 2009;

•

General and administrative expenses as a percentage of total sales increased approximately 20 basis points due primarily to lower sales partially offset by reductions in corporate staffing and other general and administrative expenses;

•	Asset impairment charges during the fiscal year totaled $19.0 million resulting in an after-tax reduction in fiscal year 2009 net income of approximately $0.45 per share; and

•	Income taxes reflected a valuation allowance charge of $5.1 million resulting in an after-tax reduction in fiscal year 2009 net income of approximately $0.18 per share.

Our culinary contract services business continued to grow through the execution of four new location service agreements. We view this area as a growth business which generally requires less capital investment and more favorable percentage returns on invested capital. Our culinary contract services business generated $13.0 million in sales during fiscal year 2009 compared to $8.2 million in sales during fiscal year 2008, a 58.1% increase. Culinary contract services improved its net income in fiscal year 2009 compared to fiscal year 2008.

In fiscal year 2009, we spent $12.3 million on capital expenditures, which included $6.6 million in restaurant upgrades such as dining room updates, new restaurant equipment, restroom remodels and the addition of new furniture as well as capital-related culinary contract services and future restaurant sites. We remain committed to our operational procedures, policies and initiatives designed to strengthen and to grow our business. These programs are focused on customer service, menu innovation, food quality assurance, technological enhancements and staff training and development. The long-term consistent execution of these programs is designed to enhance overall customer satisfaction and increase profitability.

Our long-term plan continues to focus on expanding our brand and investing in our business. However, in light of current global economic conditions, our near-term focus is on managing capital allocations conservatively and maintaining a healthy balance sheet. We have taken a prudent approach to our capital allocation in fiscal year 2010 for new unit development and store upgrades, and we now expect to reduce our capital expenditures significantly in the current fiscal year. We do not plan to open new restaurants in fiscal year 2010. We believe our operational execution has improved through our commitment to higher operating standards, and we believe that will enhance shareholder value over the long term.

On October 15, 2009, we announced a Cash Flow Improvement and Capital Redeployment Plan (“the Plan”) focused on improving cash flow from operations, which included closing 25 underperforming stores in the first quarter of fiscal year 2010. In conjunction with these store closings, we incurred a non-cash pre-tax $19.0 million impairment charge in the fourth quarter of fiscal year 2009. The closure of these locations will eliminate negative cash flow incurred from their operations and is estimated to generate approximately $25 million to $30 million in cash from the sale of the properties based on current estimates of individual property values. See Note 19, “Subsequent Events,” in our Consolidated Financial Statements included in Item 8 of Part II of this report.

Accounting Periods

Our fiscal year ends on the last Wednesday in August. Accordingly, each fiscal year normally consists of 13 four-week periods, or accounting periods, accounting for 364 days in the aggregate. Each of the first three quarters of each fiscal year consists of three four-week periods, while the fourth quarter normally consists of four four-week periods. Fiscal years 2009, 2008, and 2007 all contained 52 weeks. Comparability between quarters may be affected by the varying lengths of the quarters, as well as the seasonality associated with the restaurant business.

Same-Store Sales

The restaurant business is highly competitive with respect to food quality, concept, location, price, and service, all of which may have an effect on same-store sales. Our same-store sales calculation measures the relative performance of a certain group of restaurants. To qualify for inclusion in this group, a store must have been in operation for 18 consecutive accounting periods. Stores that close on a permanent basis are removed from the group in the fiscal quarter when operations cease at the restaurant, but remain in the same-store group for previously reported fiscal quarters. Although management believes this approach leads to more effective year-over-year comparisons, neither the time frame nor the exact practice may be similar to those used by other restaurant companies. Same-store sales decreased 8.6% for fiscal year 2009, decreased 2.6% for fiscal year 2008 and decreased 1.5% for fiscal year 2007.

The following table shows the same-store sales change for comparative historical quarters:

Increase (Decrease)	Fiscal Year 2009				Fiscal Year 2008				Fiscal Year 2007
	Q4	Q3	Q2	Q1	Q4	Q3	Q2	Q1	Q4	Q3	Q2	Q1
Same-store sales	(13.6)%	(8.9)%	(3.2)%	(6.7)%	(2.0)%	(3.2)%	(1.5)%	(3.1)%	(2.0)%	(1.9)%	(3.6)%	1.7%

Minimum Wage Increase Impact

The third of three federal minimum wage increases took effect on July 23, 2009. We expect to experience a “compression” due to these minimum wage increases, meaning that wages earned by employees within a certain range of the new minimum wage would be adjusted over time as the new minimum wage increases are phased in through calendar year 2009.

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

Impact of Hurricane Ike

Hurricane Ike struck southeast Texas in September 2008 causing massive power outages and inflicting wide-spread damage in the greater Houston area. Over 40 Luby’s locations in the Houston area were closed over varying lengths of time due to the storm. Restaurant sales were negatively impacted by approximately 273 days in the aggregate when some of our locations were unable to open due to storm damage or loss of power. We incurred approximately $1.5 million in lost sales from these store closures. We incurred storm related direct costs of $1.5 million for damages, auxiliary power, food loss and other miscellaneous costs. We received insurance proceeds of approximately $0.6 million related to hurricane property damage claims which were recognized in income in fiscal year ended August 26, 2009. We continue seeking to recover a portion of lost profits through insurance claims.

RESULTS OF OPERATIONS

Fiscal Year 2009 (52 weeks) compared to Fiscal Year 2008 (52 weeks)

Sales

Total sales decreased approximately $24.8 million, or 7.8%, in fiscal year 2009, compared to fiscal year 2008, consisting of a $29.6 million decrease in restaurant sales and a $4.8 million increase in culinary contract services revenue. The $29.6 million decline in restaurant sales included a $9.0 million reduction in sales related to closed operations offset by a $4.8 million increase in sales from stores opened less than 18 periods. On a same-store basis, sales decreased approximately $25.4 million, or 8.6%, due primarily to declines in guest traffic partially offset by higher average spending per customer during fiscal year 2009.

Cost of Food

Food costs decreased approximately $8.1 million, or 9.4%, in fiscal year 2009 compared to fiscal year 2008 primarily due to the lower sales volume. As a percentage of restaurant sales, food costs increased 0.1%, from 27.9% in fiscal year 2008 to 28.0% in fiscal year 2009. The relatively flat food cost as a percent of sales was primarily the result of our 1) raising prices during the first half of the year when commodity prices were increasing and 2) lowering menu prices (including the effect of various discounts and promotions) during the second half of the year when commodity prices were generally stabilizing.

Payroll and Related Costs

Payroll and related costs decreased approximately $4.2 million, or 3.8%, in fiscal year 2009 compared to fiscal year 2008. This decrease was the result of a significant reduction in the use of overtime, improved scheduling of hourly employees, and lower restaurant management costs, offset by a higher average hourly wage rate as a result of required minimum wage increases. As a percentage of restaurant sales, these costs increased 2.2%, from 35.0% in fiscal year 2008 to 37.2% in fiscal year 2009, due to reduced restaurant sales and required minimum wage increases.

Other Operating Expenses

Other operating expenses primarily include restaurant-related expenses for utilities, repairs and maintenance, advertising, insurance, services and occupancy costs. Other operating expenses decreased by approximately $5.7 million, or 7.8%, for fiscal year 2009, compared to fiscal year 2008. As a percentage of restaurant sales, these costs increased 0.5%. Other operating expenses decreased primarily due to 1) an approximate $3.6 million reduction in utilities expense, 2) an approximate $2.2 million decline in our repairs and maintenance expense and 3) a $2.4 million decline in store supplies. These cost declines were partially offset by 1) an approximate $0.9 million increase in marketing and advertising expense, 2) an approximate $1.5 million increase in repairs primarily associated with Hurricane Ike and 3) an approximate $0.1 million increase in services and other expenses.

Depreciation and Amortization

Depreciation and amortization expense increased by approximately $1.2 million, or 6.5%, in fiscal year 2009, compared to fiscal year 2008 due to the higher depreciable asset base generated by increased capital expenditures in fiscal year 2008, including the opening of three restaurants in fiscal year 2008, relocating one unit in fiscal year 2008, and upgrading and remodeling existing units in fiscal year 2008 and to a lesser extent in fiscal year 2009.

General and Administrative Expenses

General and administrative expenses include corporate salaries and benefits-related costs, including restaurant area leaders, share-based compensation, professional fees, travel and recruiting expenses and other office expenses. General and administrative expenses decreased by approximately $1.4 million, or 5.4%, in fiscal year 2009 compared to fiscal year 2008. The decrease was mainly due to 1) a reduction of approximately $0.9 million in professional service fees primarily related to costs in the solicitation of proxies in fiscal year 2008 in connection with our 2008 annual meeting of shareholders; 2) a reduction of approximately $0.2 million in recruiting expenses; 3) a reduction of approximately of $0.2 million in bonus payments; and 4) and a reduction of approximately $0.2 million in office supplies expense. As a percentage of total sales, general and administrative expenses increased to 8.4% in fiscal year 2009, compared to 8.2% in fiscal year 2008, primarily due to decreased sales.

Asset Charges

The provision for asset impairments and restaurant closings increased by approximately $17.4 million in fiscal year 2009, compared to fiscal year 2008 primarily due to asset impairment and lease settlement costs recognized in fiscal year 2009 and further discussed in Note 19, “Subsequent Events,” to our Consolidated Financial Statements included in Item 8 of Part II of this report.

The net gain on disposition of property and equipment increased by approximately $0.9 million in fiscal year 2009 from loss of $28,000 in fiscal year 2008. This increase is primarily due to fiscal year 2009 proceeds from the sale of assets exceeding the carrying value of assets retired in fiscal year 2009 by $0.8 million.

Interest Income

Interest income decreased approximately $0.9 million due to lower interest rates and cash investment balances.

Interest Expense

Interest expense increased $0.2 million from fiscal year 2008 due to the reduction in unamortized debt expense recognized as a result of the amendment of our 2007 Revolving Credit Agreement.

Other Income, net

Other income, net, consisted primarily of the following components: net rental property income and expenses relating to property for which we are the landlord; prepaid sales tax discounts earned through our participation in state tax prepayment programs; and de-recognition of gift certificate liability resulting from the expiration of state statutes of limitation on gift certificate amounts. Other income, net, increased by approximately $49,000 in fiscal year 2009 compared to fiscal year 2008, due primarily to increases in rental income and de-recognition of our gift certificate liability, partially offset by a decrease in prepaid state sales tax discounts resulting from lower sales in fiscal year 2009.

Taxes

The income tax benefit related to continuing operations for fiscal year 2009 was $5.8 million compared to recognition of an income tax benefit of $3.6 million in fiscal year 2008. The benefit for income taxes in fiscal year 2009 reflects the tax effect of the pre-tax loss for the year adjusted for a valuation allowance reducing the current recognition of the full tax benefit for the year.

The income tax benefit in fiscal year 2008 includes approximately $3.1 million of items that are expected to be nonrecurring. The remaining tax benefit recorded for fiscal year 2008 is the net of the federal tax benefit and state tax expense based on the effective tax rate applied to pre-tax loss from continuing operations.

Discontinued Operations

The net loss from discontinued operations increased by approximately $11,000 in fiscal year 2009 compared to fiscal year 2008, principally due to increased property tax expense in fiscal year 2009.

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

Payroll and Related Costs

Payroll and related costs increased approximately $10,000 in fiscal year 2008 compared to fiscal year 2007. As a percentage of restaurant sales, these costs increased 1.0%, from 34.0% in fiscal year 2007 to 35.0% in fiscal year 2008, due to reduced restaurant sales. Payroll and related expenses included higher average wages paid to our hourly employees and an increase in staffing among the management teams at the restaurants as well as higher training related costs. These increases were partially offset by lower workers’ compensation accrual estimates, generally lower variable compensation of our unit management on decreased profitability and improved performance in overtime usage.

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

Impairment charge for decrease in fair value of investments

The provision for impairment charges for decreased fair value of investments increased by approximately $0.8 million in fiscal year 2008 compared to fiscal year 2007. The entire increase was recorded in fiscal year 2008 due to the continued illiquidity of the auction rate securities markets. The reduction in fair value of the investments was derived through valuation and is considered to be “other-than-temporary.” See “Liquidity and Capital Resources” below for additional information regarding this provision of the fair value of these investments at August 26, 2009.

Interest Related to Income Taxes

Interest related to income taxes includes the reversal of previously recognized interest expense associated with the settled tax audit contingencies and the interest portion of an income tax refund. The refund and related interest were received subsequent to the end of the second quarter. For fiscal year 2008 interest related to income taxes was $1.3 million. For additional information, see Note 6, “Income Taxes,” to our Consolidated Financial Statements included in Item 8 of Part II of this report.

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

LIQUIDITY AND CAPITAL RESOURCES

Cash and Cash Equivalents

General. Our primary sources of short-term and long-term liquidity are cash flows from operations and our revolving credit facility. The current macroeconomic conditions have adversely affected our cash flows from operations. We have reduced our discretionary capital expenditures but plan to continue the level of capital and repair and maintenance expenditures necessary to keep our restaurants attractive and operating efficiently.

Our cash requirements consist principally of:

•	capital expenditures for culinary contract services development and construction, restaurant renovations and upgrades and information technology; and

•	working capital primarily for our owned restaurants and culinary contract service agreements.

The continued decline in our cash flow from operations in fiscal year 2009 required us to utilize our 2007 Revolving Credit Facility; however, as of August 26, 2009, we had no outstanding balance under this facility. Proceeds from the sale of assets contributed capital for debt repayments. Under the current terms of our New Credit Facility, dated November 9, 2009, capital expenditures and the amount of borrowings are limited based on our EBITDA, as defined in the credit agreement, as amended, governing the 2007 Revolving Credit Facility. Based upon our level of past and projected capital requirements, we expect that proceeds from the sale of assets and cash flows from operations, combined with other financing alternatives in place or available, will be sufficient to meet our capital expenditures and working capital requirements during the next twelve months.

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

Cash and cash equivalents decreased to $0.9 million from $4.6 million at the beginning of the fiscal year. This decrease is primarily due to a decrease in cash provided by operating activities. We generally reinvest available cash flows from operations to develop new restaurants, enhance existing restaurants and to support culinary contract services.

The following table summarizes our cash flows from operating, investing and financing activities:

	Year Ended
	August 26, 2009	August 27, 2008	August 29, 2007
	(In thousands)
Total cash provided by (used in):
Operating activities	$4,760	$17,601	$33,465
Investing activities	(8,416)	(37,001)	(26,328)
Financing activities	(28)	6,452	662

Increase (decrease) in cash and cash equivalents	$(3,684)	$(12,948)	$7,799

Operating Activities. In fiscal year 2009, operating cash flow decreased $12.8 million to $4.8 million compared to fiscal year 2008, primarily due to a decline in restaurant sales and profitability.

Investing Activities. Cash flows used in investing activities were $8.4 million in fiscal year 2009 compared to $37.0 million in fiscal year 2008, primarily due to decreased purchases of property and equipment and new restaurant construction in progress. Our capital expenditure program includes, among other things, investments in new restaurant and culinary contract service locations, restaurant remodeling, and information technology enhancements. We used $12.3 million for purchases of property and equipment in fiscal year 2009 compared to $40.2 million in fiscal year 2008.

Financing Activities. Cash provided by financing activities decreased $6.5 million to zero compared to fiscal year 2008, due to a reduced number of stock option exercises in fiscal year 2009 compared to fiscal year 2008.

Status of Long-Term Investments and Liquidity

At August 26, 2009, we held $8.7 million, par value ($6.9 million, fair value), in auction rate municipal bond securities as long-term investments. These securities are long-term bonds with underlying maturities in years 2019 through 2042 but have historically had short-term features intended for the investor’s liquidity. Prior to the collapse of the auction rate securities market in February 2008, these bonds were purchased or sold through a Dutch-auction process in short-term intervals of 7, 28 or 35 days, whereby the interest rate on the security was reset. The prevailing market auction failures resulted in the long-term investments classification and an other than temporary impairment loss of $1.0 million and $0.8 million in fiscal years 2009 and 2008, respectively. For additional information, see Note 3, “Investments,” to our Consolidated Financial Statements included in Item 8 of Part II of this report.

Given our current cash position, liquid cash equivalents, expected proceeds from the sale of assets, expected future cash flow from operations and our available borrowing capacity under our New Credit Facility, we believe the current and near term illiquidity of the auction rate municipal bonds will not adversely affect management’s ability to achieve its operating goals.

Status of Trade Accounts and Other Receivables, Net

We monitor our receivables aging and record provisions for uncollectability as appropriate. Credit terms of accounts receivable associated with our culinary contract services business vary from 30 to 45 days based on contract terms.

Working Capital

We had a working capital deficit of $21.1 million as of August 26, 2009, compared to a working capital deficit of $17.8 million as of August 27, 2008, primarily due to a $3.3 million decrease in cash. We expect to meet our working capital requirements through cash flows from operations, proceeds from property sales and availability under our amended 2007 Revolving Credit Facility.

Capital Expenditures

Capital expenditures consist of purchases of real estate for future restaurant sites, culinary contract services investments, new units construction, purchases of new and replacement restaurant furniture and equipment, and ongoing remodeling programs. Capital expenditures for fiscal year 2009 were approximately $12.3 million and related to upgrades of existing units, to improvement of our culinary contract services business and to development of future restaurant sites. We expect to be able to fund all capital expenditures in fiscal year 2010 using proceeds from the sale of assets, cash flows from operations and our available credit. We expect to spend approximately $4.5 million to $10.0 million on capital expenditures in fiscal year 2010.

Stock Purchases

On February 15, 2008, in a privately negotiated block trade, we purchased 500,000 shares of common stock for $4.8 million. We neither purchased or sold stock in fiscal year 2009.

DEBT

Amended and Restated 2007 Revolving Credit Facility (the “New Credit Facility”)

On November 9, 2009, we entered into an amended and restated revolving credit facility which consisted primarily of the following changes:

•

Reduced the aggregate amount of the lenders’ commitments from $30.0 million to $20.0 million. The amounts available under the New Credit Facility may still be increased by up to $10.0 million, subject to certain terms and conditions, for a maximum total facility size of $30.0 million.

•	Changed the maturity date to June 30, 2011.

•	Required security interest in selected real estate and other company assets

•

Increased interest rate margins from a range of 1.75% to 2.50%, subject to an interest rate floor of 3.50%, to a range of 2.75% to 3.50%, subject to a 4.00% interest rate floor. The applicable spread continues to be dependent upon the ratio of our debt to EBITDA at the most recent determination date, as defined in the credit agreement, as amended.

•

Modified certain financial covenants for the fiscal year 2010, including the addition of minimum fiscal year 2010 quarterly EBITDA requirements, and reduced restaurant capital expenditures in fiscal year 2010, as defined. Related financial covenants revert back to the Amended Facility terms as of the first quarter of fiscal year 2011.

•

Management estimates approximately $0.3 million to $0.5 million in related fees and expenses to be incurred associated with the closing of the Secured Credit Facility. We expect to write-off a portion of the unamortized pre-paid financing fees outstanding in fiscal year 2010 as a result of the reduction in the facility size and maturity.

First Amendment to 2007 Revolving Credit Facility

On March 18, 2009, we amended the 2007 Revolving Credit Facility as follows:

•

Reduced the aggregate amount of the lenders’ commitments from $50.0 million to $30.0 million. The amounts available under the 2007 Revolving Credit Facility, as amended by Amendment No. 1 thereto (the “Amended Facility”), may still be increased by up to $70.0 million, subject to certain terms and conditions, for a maximum total facility size of $100 million.

•

Modified the restriction on capital expenditures in fiscal years 2009 through June 30, 2012. In the original 2007 Revolving Credit Facility, capital expenditures were limited to the extent of our annual four-quarter rolling EBITDA plus 75% of the unused availability for capital expenditures from the immediately preceding fiscal year. We revised the level of spending allowed for capital expenditures by creating a floor of $20.0 million. The amount of agreed capital expenditures will be the greater of (1) $20.0 million in each fiscal year, or (2) the amount of 100% of the preceding fiscal year’s EBITDA; plus, in either case, all of the unused availability for capital expenditures from the immediately preceding fiscal year.

•

Modified the interest rate margins to a range of 1.75% to 2.50% per annum. The applicable spread under each option continues to be dependent upon the ratio of our debt to EBITDA at the most recent determination date.

•

Amended the quarterly commitment fee, which is dependent upon the ratio of our debt to EBITDA, to a range of 0.30% to 0.45% per annum. We also will continue to pay quarterly fees with respect to any letters of credit issued and outstanding. In addition, we were obligated to pay the lenders a one-time fee in connection with the closing of the Amended Facility.

•

In the original 2007 Revolving Credit Facility, we were permitted to invest in any auction rate securities rated Aaa by Moody’s or AAA by S&P. Because the ratings of our auction rate securities have dropped below these thresholds, the Amended Facility now limits these types of investments to a specific list of auction rate securities which we hold.

•

Modified certain financial covenants: including (1) the Interest Coverage Ratio from not less than 2.50 to not less than 2.00 and (2) the debt-to-EBITDA ratio from not greater than 3.00 to not greater than 2.75. The Amended Facility also amends the Interest Coverage Ratio calculation to now include one-fifth of the principal balance of the loans in the denominator.

•

The Amended Facility contains customary covenants and restrictions on our ability to engage in certain activities, asset sales, letters of credit, and acquisitions, and contains customary events of default. As of August 26, 2009, we were in compliance with all covenants.

•

Quarterly commitment fee, which is dependent upon the ratio of our debt to EBITDA, amended to a range of 0.30% to 0.45% per annum. We also continue to pay quarterly fees with respect to any letters of credit issued and outstanding. In addition, we were obligated to pay the lenders a one-time fee in connection with the closing of the Amended Facility.

As of August 26, 2009, we had no loans outstanding and $1.6 million committed under letters of credit, which were issued as security for the payment of insurance obligations classified as accrued expenses on the balance sheet.

At August 26, 2009, $28.4 million was available under the Amended Facility.

The final maturity date of the New Credit Facility is June 30, 2011.

2007 Revolving Credit Facility

On July 13, 2007, we entered into a $50.0 million unsecured Revolving Credit Facility (the “2007 Revolving Credit Facility”) with Wells Fargo Bank, National Association, as Administrative Agent, and Amegy Bank, National Association, as Syndication Agent. The 2007 Revolving Credit Facility may, subject to certain terms and conditions, be increased once by an amount up to $50.0 million for a maximum total facility size of $100.0 million. The 2007 Revolving Credit Facility allowed for up to $15.0 million of the available credit to be extended in the form of letters of credit. All amounts owed by us under the 2007 Revolving Credit Facility were guaranteed by our subsidiaries and must be repaid in full upon the maturity date on June 30, 2012. We amended the 2007 Revolving Credit Facility on March 18, 2009, as described above under “First Amendment to 2007 Revolving Credit Facility.”

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

Pending Claims

Certain current and former hourly restaurant employees filed a lawsuit against us in the U.S. District Court for the Southern District of Texas alleging violations of the Fair Labor Standards Act with respect to the inclusion of certain employees in a tip pool. The lawsuit seeks penalties and attorney’s fees and was conditionally certified as a collective action in October 2008. We intend to vigorously defend our position. It is not possible at this time to reasonably estimate the possible loss or range of loss, if any.

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

Contractual Obligations

At August 26, 2009, we had contractual obligations and other commercial commitments as described below:

	Payments due by Period
Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	After 5 Years
	(In thousands)
Operating lease obligations (a)	$31,513	$4,227	$7,481	$5,316	$14,489
FIN 48 liability (b)	76	—	—	—	—

	Amount of Commitment by Expiration Period
Other Commercial Commitments	Total	Fiscal Year 2009	Fiscal Years 2010-2011	Fiscal Years 2012-2013	Thereafter
	(In thousands)
Letters of credit	$2,735	$2,735	$—	$—	$—

(a)	Operating lease obligations contain rent escalations and renewal options ranging from one to thirty years.
(b)

The $78,000 of unrecognized tax benefits have been recorded as liabilities in accordance with Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). The timing and amounts of future cash payments related to the FIN 48 liabilities are uncertain.

We had no long-term debt, capital lease or purchase obligations at August 26, 2009.

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

Long-term liabilities reflected in our consolidated financial statements as of August 26, 2009 included amounts accrued for benefit payments under our supplemental executive retirement plan of $0.2 million, accrued insurance reserves of $0.9 million and deferred rent liabilities of $2.7 million.

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

Under the terms of the Master Sales Agreement, the Pappas entities continue to provide specialized (customized) equipment fabrication primarily for new construction and basic equipment maintenance, including stainless steel stoves, shelving, rolling carts, and chef tables. The total costs under the Master Sales Agreement of custom-fabricated and refurbished equipment were $367,000, $521,000, and $261,000 in fiscal years 2009, 2008, and 2007, respectively. The decrease in fiscal year 2009 was primarily due to fewer restaurant openings in fiscal year 2009 than fiscal year 2008. Services provided under this agreement are subject to review and approval by the Finance and Audit Committee of our Board of Directors.

Operating Leases

We previously leased from the Pappas entities property that was used to accommodate our in-house repair and fabrication center, referred to as the Houston Service Center. We terminated this lease in August 2008. We paid approximately zero, $74,800, and $82,000, in fiscal years 2009, 2008, and 2007, respectively, pursuant to the terms of this lease. We lease a new property that combines both the offices of our Facility Services and Warehouse Operations from an unrelated third party. The property is approximately 60,000 square feet.

We previously leased approximately 27,000 square feet of warehouse space from the Pappas entities to complement the Houston Service Center, at a monthly rate of approximately $0.21 per square foot. We paid approximately zero, $27,800, and $67,000 in fiscal years 2009, 2008 and 2007, respectively, pursuant to the terms of this lease. On February 29, 2008, we terminated this lease with the Pappas entities.

In the third quarter of fiscal year 2004, Messrs. Pappas became partners in a limited partnership which purchased a retail strip center in Houston, Texas. Messrs. Pappas collectively own a 50% limited partner interest and a 50% general partner interest in the limited partnership. A third party company manages the center. One of our restaurants has rented approximately 7% of the space in that center since 1969. No changes were made to our lease terms as a result of the transfer of ownership of the center to the new partnership. We made payments of approximately $339,000, $276,000, and $260,000 during fiscal years 2009, 2008, and 2007, respectively, pursuant to the terms of the lease agreement, which currently includes an annual base rate of $14.64 per square foot per year plus maintenance taxes and insurance.

On November 22, 2006, we executed a new lease agreement with respect to this property. Effective upon our relocation and occupancy into the new space in July 2008, the new lease agreement provides for a primary term of approximately 12 years with two subsequent five-year options and gives the landlord an option to buy out the tenant on or after the calendar year 2015 by paying the then unamortized cost of improvements to the tenant. We owed, under the lease, $16.65 per square foot per year plus maintenance, taxes, and insurance for the calendar year 2008. For calendar year 2009, we will pay $20.00 per square foot per year plus maintenance, taxes and insurance. Thereafter, the lease provides for reasonable increases in rent at set intervals which is accounted for on a straight line basis. The new lease agreement was approved by the Finance and Audit Committee of our Board of Directors.

Affiliated rents paid for the Houston Service Center, the separate storage facility, and the Houston property lease combined represented 6.2%, 7.2%, and 8.8% of total rents for continuing operations in fiscal years 2009, 2008, and 2007, respectively.

The following table compares current and prior fiscal year-to-date charges incurred under the Master Sales Agreement, affiliated property leases and other related party agreements to our total capital expenditures, as well as relative general and administrative expenses and other operating expenses included in continuing operations:

	Year Ended
	August 26, 2009	August 27, 2008	August 29, 2007
	(364 days)	(364 days)	(364 days)
	(In thousands)
AFFILIATED COSTS INCURRED:
General and administrative expenses—professional and other costs	$128	$165	$38
Capital expenditures—custom-fabricated and refurbished equipment	367	521	261
Other operating expenses and opening costs, including property leases	356	423	446

Total	$851	$1,109	$745

RELATIVE TOTAL COMPANY COSTS:
General and administrative expenses	$24,724	$26,134	$21,841
Capital expenditures	12,348	40,228	19,495
Other operating expenses and opening costs	68,423	73,468	69,372

Total	$105,495	$139,830	$110,708

AFFILIATED COSTS INCURRED AS A PERCENTAGE OF RELATIVE TOTAL COMPANY COSTS	0.81%	0.79%	0.67%

In November 2005, Christopher and Harris Pappas entered into new employment agreements that were subsequently amended in November 2008 to extend the termination date thereof to August 2010. Both continue to devote their primary time and business efforts to Luby’s while maintaining their roles at Pappas Restaurants, Inc.

On April 20, 2009, our Board of Directors approved the renewal of a consultant agreement with Ernest Pekmezaris, our former Chief Financial Officer. Under the agreement, Mr. Pekmezaris will continue to furnish us advisory and consulting services related to finance and accounting matters and other related consulting services. The agreement expires on January 31, 2010. Mr. Pekmezaris is also the Treasurer of Pappas Restaurants, Inc. Compensation for the services provided by Mr. Pekmezaris to Pappas Restaurants, Inc. is paid entirely by that entity.

Peter Tropoli, our Senior Vice President, Administration, General Counsel and Secretary, is an attorney who, in the past, has provided litigation services to entities controlled by Christopher J. Pappas and Harris J. Pappas. Mr. Tropoli is the stepson of Frank Markantonis, who is a director of Luby’s.

Paulette Gerukos, our Vice President of Human Resources, is the sister-in-law of Harris J. Pappas, our Chief Operating Officer.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our accounting policies are described in Note 1, “Nature of Operations and Significant Accounting Policies,” to our Consolidated Financial Statements included in Item 8 of Part II of this report. The Consolidated Financial Statements are prepared in conformity with U.S. generally accepted accounting principles. Preparation of the financial statements requires us to make judgments, estimates and assumptions that affect the amounts of assets and liabilities in the financial statements and revenues and expenses during the reporting periods. Management believes the following are critical accounting policies due to the significant, subjective and complex judgments and estimates used when preparing our consolidated financial statements. Management regularly reviews these assumptions and estimates with the Finance and Audit Committee of our Board of Directors.

Income Taxes

Income taxes are presented in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 109, “Accounting for Income Taxes,” as interpreted by Financial Accounting Standards Board (“FASB”) Interpretation No. 48 (“SFAS 109”). The estimated future tax effects of temporary differences between the tax bases of assets and liabilities and amounts reported in the accompanying consolidated balance sheets, as well as operating loss and tax credit carrybacks and carryforwards are recorded. Deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities (temporary differences) and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. We periodically review the recoverability of tax assets recorded on the balance sheet and provide valuation allowances as management deems necessary.

If the future consequences of differences between financial reporting bases and tax bases of our assets and liabilities result in a net deferred tax asset, management will evaluate the probability of our ability to realize the future benefits of such asset. A valuation allowance related to a deferred tax asset is recorded when it is more likely than not that all or some portion of the deferred tax asset will not be realized. The realization of such net deferred tax will generally depend on whether we will have sufficient taxable income of an appropriate character within the carryforward period permitted by the tax law.

We had deferred tax assets at August 26, 2009 of approximately $24.7 million. Management has evaluated both positive and negative evidence, including its forecasts of our future taxable income adjusted by varying probability factors, in making a determination as to whether it is more likely than not that all or some portion of the deferred tax asset will be realized. Based on its analysis, management concluded that for fiscal year 2009 a valuation allowance of approximately $5.1 million is necessary in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 109. The valuation allowance partially offsets our operating loss (“NOL”) carryovers to future years and our carryover of general business tax credits.

Two of the most significant items included in deferred tax assets are net operating loss carryovers and general business tax credits. Both of these items may be carried over up to twenty years in the future for possible utilization in the future. The benefit of the NOL carryover will expire at the end of fiscal year 2029 if not utilized by then. The carryover of the general business credits began in fiscal year 2006 and will begin to expire at the end of fiscal year 2026 through the end of fiscal year 2029 if not utilized by then.

Management makes judgments regarding the interpretation of tax laws that might be challenged upon an audit and cause changes to previous estimates of tax liability. We operate within multiple taxing jurisdictions and are subject to audit in these jurisdictions as well as by the Internal Revenue Service. In management’s opinion, adequate provisions for income taxes have been made for all open tax years. The potential outcomes of examinations are regularly assessed in determining the adequacy of the provision for income taxes and income tax liabilities. Management believes that adequate provisions have been made for reasonable and foreseeable outcomes related to uncertain tax matters. There are no audits or reviews with respect to our company currently underway in any jurisdiction for any fiscal years.

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

Investments

Investments include available-for-sale securities, classified as long-term and reported at fair value. Securities available-for-sale consist of auction rate securities. Declines in fair value of available-for-sale securities are analyzed to determine if the decline is temporary or “other-than-temporary.” Temporary unrealized gains and losses on available-for-sale securities are excluded from earnings and reported in shareholders’ equity. Other-than-temporary declines reduce earnings. Any increases in other-than-temporary declines in fair value will not be realized until the securities are sold.

Property Held for Sale

We periodically review long-lived assets against our plans to retain or ultimately dispose of properties. If we decide to dispose of a property, it will be moved to property held for sale and actively marketed. Property held for sale is recorded at amounts not in excess of what management currently expects to receive upon sale, less costs of disposal. We routinely monitor the estimated value of property held for sale and record adjustments to these values as required.

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

Share-Based Compensation

We adopted the provisions of SFAS No. 123, “Share-Based Payments (Revised 2004)” (“SFAS 123R”), effective September 1, 2005. Among other things, SFAS 123R eliminates the ability to account for stock-based compensation using APB 25 and requires that such transactions be recognized as compensation cost in the income statement utilizing the fair values on the date of the grant. See Note 14, “Share-Based Compensation,” to our Consolidated Financial Statements included in Item 8 of Part II of this report for additional information.

NEW ACCOUNTING PRONOUNCEMENTS

On August 28, 2008, we adopted SFAS No. 157, “Fair Value Measurements (“SFAS 157”), which defines fair value, and SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities Including amendments of SFAS No. 115” (“SFAS 159”) which permits entities to choose to measure many financial instruments and certain other items at fair value and provides guidance for recognition and presentation of other- than-temporary impairments. The impact of SFAS 157 is reflected on our consolidated financial statements for the first quarter of fiscal year 2009; however, we have not elected the fair value option for any of our financial assets or liabilities under SFAS 159.

On August 26, 2009, we adopted SFAS No.165, “Subsequent Events” – (“SFAS 165”). SFAS 165 which introduces the concept of financial statements being available to be issued and requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date. SFAS 165 is effective for reporting periods ending after June 15, 2009. The impact of the implementation of SFAS 165 is reflected in our consolidated financial statements.

In February 2008, the FASB issued FSP FAS 157-2, “Effective Date of FASB Statement No. 157” (“SFAS 157-2”), which delayed the effective date of SFAS 157 for all non-financial assets and liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis, until August 27, 2009. We determined we will not elect the fair value option under SFAS 157-2, for non-financial assets and liabilities.

In April 2009, the FASB issued FSP FAS No. 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions that are not Orderly,” (“FSP FAS No. 157-4”). FSP FAS No. 157-4 provides additional guidance for estimating fair value in accordance with SFAS 157 and includes guidance on identifying circumstances that indicate a transaction is not orderly. FSP FAS No. 157-4 is effective for reporting periods ending after June 15, 2009. We adopted FSP FAS No. 157-4 during the fourth quarter of fiscal year 2009. Adoption of SFAS 157-4 had no material impact on our consolidated financial statements.

In April 2009, the FASB issued FSP FAS No.107-1 and Accounting Principles Board (“APB”) No. 28- 1, “Interim Disclosures about Fair Value of Financial Instruments,” (FSP FAS No. 107-1 and APB No. 28-1”). FSP FAS No. 107-1 and APB No. 28-1 amends SFAS No. 107, “Disclosures about Fair Value of Financial Instruments,” to require disclosures about fair value of financial instruments for annual and interim reporting periods of publicly traded companies and amends APB No. 28, “Interim Financial Reporting,” to require those disclosures in summarized financial information at interim reporting periods. FSP FAS No. 107-1 and APB No. 28-1 are effective in reporting periods ending after June 15, 2009. We determined the impact of the implementation of FSP FAS No. 107-1 and APB No. 28-1 will not have a material impact on our consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations” (“SFAS 141(R)”), which replaces SFAS No. 141. SFAS 141(R) requires assets and liabilities acquired in a business combination, contingent consideration, and certain acquired contingencies to be measured at their fair values as of the date of acquisition. SFAS 141(R) also requires that acquisition-related costs and restructuring costs be recognized separately from the business combination. SFAS 141(R) is effective for fiscal years beginning after December 15, 2008 and will be effective for business combinations entered into during fiscal year 2010.

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

In June 2008, the FASB issued FSP EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities (“FSP EITF 03-6-1”). FSP EITF 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting, and therefore need to be included in the earnings allocation in computing earnings per share under the two-class method as described in SFAS No. 128, Earnings per Share. Under the guidance of FSP EITF 03-6-1, unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings-per-share pursuant to the two-class method. FSP EITF 03-6-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008 and requires all prior-period earnings per share data presented to be adjusted retrospectively. We are assessing the potential impact of this FSP on our earnings per share calculation.

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)” (“SFAS 167”). SFAS 167 eliminates FIN 46(R)’s exceptions to consolidating qualifying special-purpose entities, contains new criteria for determining the primary beneficiary, and increases the frequency of required reassessments to determine whether a company is the primary beneficiary of a variable interest entity. SFAS 167 also contains a new requirement that any term, transaction, or arrangement that does not have a substantive effect on an entity’s status as variable interest entity, a company’s power over a variable interest entity, or a company’s obligation to absorb losses or its right to receive benefits of an entity must be disregarded in applying FIN 46(R)’s provisions. SFAS 167 is effective for fiscal years beginning after November 15, 2009. We are currently evaluating the impact of SFAS 167 on our Consolidated Financial Statements.

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles – a replacement of FASB Statement No. 162” (“SFAS 168”). SFAS 168 provides for the FASB Accounting Standards Codification (the “Codification”) to become the single source of authoritative, nongovernmental U.S. GAAP. The Codification did not change or alter GAAP but reorganizes the literature and changes the referencing of financial standards. SFAS 168 is effective for interim and annual periods ending after September 15, 2009.

In April 2009, the FASB issued FSP No. FAS 115-2 and 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments,” (“FSP FAS No.115-2 and 124-2”) which provides guidance for measuring and expands the presentation and disclosure requirements of other-than-temporary impairments on debt and equity securities in interim and annual financial statements. SFAS 115-2 and 124-2 are effective for interim and annual periods ending after June 15, 2009. We adopted SFAS 115-2 and 124-2 in the fourth quarter of fiscal year 2009. The adoption did not have a material impact on our financial statements.

In April 2009, the FASB issued FSP FAS 141(R)-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination” (“FSP FAS 141(R)-1”). FSP FAS 141(R)-1, which became effective for business combinations having an acquisition date on or after January 1, 2009, requires an asset or liability arising from a contingency in a business combination to be recognized at fair value if fair value can be reasonably determined. If it cannot, the asset or liability must be recognized in accordance with FASB Statement No. 5, Accounting for Contingencies, and FASB Interpretation No. 14, Reasonable Estimation of the Amount of the Loss. The implementation of this guidance will affect our consolidated financial statements only to the extent we complete business combinations in the future.

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

We are exposed to market risk from changes in interest rates affecting our variable-rate debt. As of August 26, 2009, the total amount of debt subject to interest rate fluctuations outstanding under our amended 2007 Revolving Credit Facility was zero.

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

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders

Luby’s, Inc.

We have audited the accompanying consolidated balance sheets of Luby’s, Inc. (a Delaware corporation) and its subsidiaries as of August 26, 2009 and August 27, 2008, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended August 26, 2009. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Luby’s, Inc. and its subsidiaries as of August 26, 2009 and August 27, 2008, and the results of its operations and its cash flows for each of the three years in the period ended August 26, 2009, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 6 to the consolidated financial statements, effective August 30, 2007, the Company adopted the provisions of Financial Accounting Standards Interpretation No. 48, Accounting for Uncertainty in Income Taxes.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Luby’s, Inc. and its subsidiaries’ internal control over financial reporting as of August 26, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated November 9, 2009 expressed an unqualified opinion.

/s/ GRANT THORNTON LLP

Houston, Texas

November 9, 2009

Report of Independent Registered Public Accounting Firm on

Internal Control over Financial Reporting

Board of Directors and Shareholders

Luby’s, Inc.

We have audited Luby’s, Inc. (a Delaware corporation) and its subsidiaries internal control over financial reporting as of August 26, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Luby’s, Inc. and its subsidiaries’ management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express an opinion on Luby’s, Inc. and its subsidiaries’ internal control over financial reporting based on our audit.

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

In our opinion, Luby’s, Inc. and its subsidiaries maintained, in all material respects, effective internal control over financial reporting as of August 26, 2009, based on criteria established in Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Luby’s, Inc. and its subsidiaries as of August 26, 2009 and August 27, 2008, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years ended August 26, 2009 and our report dated November 9, 2009 expressed an unqualified opinion.

/s/ GRANT THORNTON LLP

Houston, Texas

November 9, 2009

Luby’s, Inc.

Consolidated Balance Sheets

	August 26, 2009	August 27, 2008
	(In thousands, except share data)
ASSETS
Current Assets:
Cash and cash equivalents	$882	$4,566
Trade accounts and other receivables, net	1,479	3,368
Food and supply inventories	3,031	3,048
Prepaid expenses	800	1,627
Deferred income taxes	45	1,580

Total current assets	6,237	14,189
Property and equipment, net	171,185	198,118
Long-term investments	6,903	8,525
Deferred incomes taxes	5,941	—
Property held for sale	3,858	5,282
Other assets	241	407

Total assets	$194,365	$226,521

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$11,642	$14,268
Accrued expenses and other liabilities	15,685	17,712

Total current liabilities	27,327	31,980
Deferred income taxes	—	1,940
Credit facility debt	—	—
Other liabilities	3,906	4,652

Total liabilities	31,233	38,572

Commitments and Contingencies
SHAREHOLDERS’ EQUITY
Common stock, $0.32 par value; 100,000,000 shares authorized; Shares issued were 28,494,511 and 28,439,214, respectively; Shares outstanding were 27,994,511 and 27,939,214, respectively	9,118	9,101
Paid-in capital	21,989	20,405
Retained earnings	136,800	163,218
Less cost of treasury stock, 500,000 shares	(4,775)	(4,775)

Total shareholders’ equity	163,132	187,949

Total liabilities and shareholders’ equity	$194,365	$226,521

The accompanying notes are an integral part of these consolidated financial statements.

Luby’s, Inc.

Consolidated Statements of Operations

	Year Ended
	August 26, 2009	August 27, 2008	August 29, 2007
	(In thousands except per share data)
SALES:
Restaurant sales	$279,893	$309,457	$318,323
Culinary contract services	12,970	8,205	2,065

TOTAL SALES	292,863	317,662	320,388
COSTS AND EXPENSES:
Cost of food	78,254	86,339	85,733
Payroll and related costs	104,223	108,391	108,381
Other operating expenses	67,402	73,070	69,372
Opening costs	1,021	398	—
Cost of culinary contract services	11,747	7,228	1,841
Depreciation and amortization	18,918	17,765	16,054
General and administrative expenses	24,724	26,134	21,841
Provision for asset impairments, net	19,261	1,829	204
Net (gain) loss on disposition of property and equipment	(824)	28	774

Total costs and expenses	324,726	321,182	304,200

INCOME (LOSS) FROM OPERATIONS	(31,863)	(3,520)	16,188
Interest income	200	1,094	1,111
Interest expense	(389)	(222)	(892)
Impairment charge for decrease in fair value of investments	(997)	(825)	—
Interest income related to income taxes	—	1,319	—
Other income, net	1,068	1,019	954

Income (loss) before income taxes and discontinued operations	(31,981)	(1,135)	17,361
Provision (benefit) for income taxes	(5,778)	(3,604)	6,274

Income (loss) from continuing operations	(26,203)	2,469	11,087
Loss from discontinued operations, net of income taxes	(215)	(204)	(224)

NET INCOME (LOSS)	$(26,418)	$2,265	$10,863

Income (loss) per share from continuing operations:
Basic	$(0.93)	$0.09	$0.43
Assuming dilution	$(0.93)	$0.09	$0.41
Loss per share from discontinued operations:
Basic	$(0.01)	$(0.01)	$(0.01)
Assuming dilution	$(0.01)	$(0.01)	$(0.01)
Net income (loss) per share:
Basic	$(0.94)	$0.08	$0.42
Assuming dilution	$(0.94)	$0.08	$0.40
Weighted-average shares outstanding:
Basic	27,969	27,799	26,121
Assuming dilution	27,969	28,085	27,170

The accompanying notes are an integral part of these consolidated financial statements.

Luby’s, Inc.

Consolidated Statements of Shareholders’ Equity

(In thousands)

	Common Stock				Paid-In Capital	Retained Earnings	Total Shareholders’ Equity
	Issued		Treasury
	Shares	Amount	Shares	Amount
Balance at August 30, 2006	27,749	$8,880	(1,676)	$(35,604)	$41,699	$150,584	$165,559
Net income for the year	—	—	—	—	—	10,863	10,863
Common stock issued under nonemployee director benefit plans	22	6	—	—	215	—	221
Tax benefit on stock option expense	—	—	—	—	172	—	172
Common stock issued under employee benefit plans	65	21	—	—	510	—	531
Share-based compensation expense	—	—	—	—	918	—	918

Balance at August 29, 2007	27,836	8,907	(1,676)	(35,604)	43,514	161,447	178,264

Cumulative effect of adoption of FASB Interpretation No. 48	—	—	—	—	—	(494)	(494)
Net income for the year	—	—	—	—	—	2,265	2,265
Common stock issued under nonemployee director benefit plans	28	9	—	—	238	—	247
Tax benefit on stock option expense	—	—	—	—	16	—	16
Common stock issued under employee benefit plans	575	185	1,676	35,604	(24,546)	—	11,243
Share-based compensation expense	—	—	—	—	1,183	—	1,183
Purchase of treasury stock	—	—	(500)	(4,775)	—	—	(4,775)

Balance at August 27, 2008	28,439	9,101	(500)	(4,775)	20,405	163,218	187,949

Net loss for the year	—	—	—	—	—	(26,418)	(26,418)
Common stock issued under nonemployee director benefit plans	41	13	—	—	250	—	263
Share-based compensation expense	14	4	—	—	1,334	—	1,338

Balance at August 26, 2009	28,494	$9,118	(500)	$(4,775)	$21,989	$136,800	$163,132

The accompanying notes are an integral part of these consolidated financial statements.

Luby’s, Inc.

Consolidated Statements of Cash Flows

	Year Ended
	August 26, 2009	August 27, 2008	August 29, 2007
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(26,418)	$2,265	$10,863
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Provision for asset impairments, net of gains/losses on property sales	18,996	1,861	820
Depreciation and amortization	18,918	17,765	16,054
Impairment charge for decrease in fair value of investments	997	825	—
Amortization of debt issuance cost	160	87	585
Non-cash compensation expense	263	247	221
Share-based compensation expense	1,338	1,183	918
Tax benefit on stock option expense	—	(16)	(172)
Interest related to income taxes	—	(1,319)	—
Deferred tax provision (benefit)	(6,346)	(17)	5,137

Cash provided by operating activities before changes in operating asset and liabilities	7,908	22,881	34,426
Changes in operating assets and liabilities:
(Increase) decrease in trade accounts and other receivables, net	1,889	(1,519)	(196)
(Increase) decrease in food and supply inventories	17	(474)	(182)
(Increase) decrease in prepaid expenses and other assets	862	(142)	230
Decrease in accounts payable, accrued expenses and other liabilities	(5,916)	(3,145)	(813)

Net cash provided by operating activities	4,760	17,601	33,465

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from redemption or maturity of short-term investments	—	24,750	34,206
Purchases of short-term investments	—	(25,650)	(42,806)
Proceeds from redemption or maturity of long-term investments	625	150	—
Proceeds from disposal of assets, insurance proceeds and property held for sale	3,307	3,977	1,767
Purchases of property and equipment	(12,348)	(40,228)	(19,495)

Net cash used in investing activities	(8,416)	(37,001)	(26,328)

CASH FLOWS FROM FINANCING ACTIVITIES:
Credit facility borrowings	24,800	—	—
Credit facility repayments	(24,800)	—	—
Debt issuance costs	(28)	(32)	(41)
Tax benefit on stock option expense	—	16	172
Proceeds received on the exercise of employee stock options	—	11,243	531
Purchase of treasury stock	—	(4,775)	—

Net cash (used in) provided by financing activities	(28)	6,452	662

Net increase (decrease) in cash and cash equivalents	(3,684)	(12,948)	7,799
Cash and cash equivalents at beginning of year	4,566	17,514	9,715

Cash and cash equivalents at end of year	$882	$4,566	$17,514

The accompanying notes are an integral part of these consolidated financial statements.

Luby’s, Inc.

Notes to Consolidated Financial Statements

Fiscal Years 2009, 2008, and 2007

Note 1.    Nature of Operations and Significant Accounting Policies

Nature of Operations

Luby’s, Inc. is based in Houston, Texas. As of August 26, 2009, the Company owned and operated 119 restaurants, with 115 in Texas and the remainder in three other states. The Company’s restaurant locations are convenient to shopping and business developments as well as to residential areas. Accordingly, the restaurants appeal primarily to shoppers, travelers, store and office personnel at lunch and to families at dinner. Culinary Contract Services consists of contract arrangements to manage food services for clients operating in primarily three lines of business: health care, higher education and corporate dining.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Luby’s, Inc. and its wholly owned subsidiaries. Luby’s, Inc. was restructured into a holding company on February 1, 1997, at which time all of the operating assets were transferred to Luby’s Restaurants Limited Partnership, a Texas limited partnership consisting of two wholly owned, indirect corporate subsidiaries of the Company. All restaurant operations are conducted by the partnership. Unless the context indicates otherwise, the word “Company” as used herein includes Luby’s, Inc., the partnership and the consolidated subsidiaries of Luby’s, Inc. All significant intercompany accounts and transactions have been eliminated in consolidation.

Cash and Cash Equivalents

Cash and cash equivalents include highly liquid investments such as money market funds that have a maturity of three months or less. All of the Company’s bank account balances are insured by the Federal Deposit Insurance Corporation. However, balances in money market fund accounts are not insured. Amounts receivable from credit card companies are also considered cash equivalents because they are both short-term and highly liquid in nature and are typically converted to cash within three days of the sales transaction.

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

Investments

Investments include available-for-sale securities, classified as long-term and reported at fair value. Securities available-for-sale consist of auction rate securities. Declines in fair value of available-for-sale securities are analyzed to determine if the decline is temporary or “other-than-temporary.” Temporary unrealized gains and losses on available-for-sale securities are excluded from earnings and reported in shareholders’ equity. Other–than-temporary declines reduce earnings. Any increases in other-than-temporary declines in fair value will not be realized until the securities are sold.

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

Advertising Expenses

Advertising costs are expensed as incurred. Total advertising expense included in other operating expenses was $4.6 million, $3.8 million and $5.8 million in fiscal years 2009, 2008, and 2007, respectively.

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

Income Taxes

Income taxes are presented in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 109, “Accounting for Income Taxes,” as interpreted by Financial Accounting Standards Board (“FASB”) Interpretation No. 48. The estimated future tax effects of temporary differences between the tax bases of assets and liabilities and amounts reported in the accompanying consolidated balance sheets, as well as operating loss and tax credit carrybacks and carryforwards are recorded. Deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities (temporary differences) and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. A valuation allowance is recognized if, based on the weight of available evidence, it is more likely than not a portion or all of the deferred tax asset will not be recognized.

Management makes judgments regarding the interpretation of tax laws that might be challenged upon an audit and cause changes to previous estimates of tax liability. In addition, the Company operates within multiple taxing jurisdictions and is subject to audit in these jurisdictions as well as by the Internal Revenue Service (“IRS”). In management’s opinion, adequate provisions for income taxes have been made for all open tax years. The potential outcomes of examinations are regularly assessed in determining the adequacy of the provision for income taxes and income tax liabilities. Management believes that adequate provisions have been made for reasonably possible outcomes related to uncertain tax matters. There are no audits or reviews with respect to the Company currently underway in any jurisdiction for any fiscal years.

Sales Taxes

In June 2006, the FASB ratified the consensus reached on EITF Issue No. 06-03, How Sales Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (that is, Gross Versus Net Presentation) (EITF 06-3). The scope of EITF 06-03 covers any tax assessed by a governmental authority that is directly imposed on a revenue-producing transaction between a seller and a customer. EITF 06-03 provides that a company may adopt a policy of presenting taxes either gross within revenue or on a net basis. The Company adopted EITF 06-03 on August 31, 2006 with no impact on its financial position or results of operations. The Company presents these taxes net on a net basis (excluded from revenue).

Discontinued Operations

Restaurants included in a store closure plan are considered discontinued operations at the time the plan is approved. Operating and non-operating results of these locations are then classified and reported as discontinued operations of all periods presented. Subsequent to August 26, 2009, the Company adopted a Cash Flow Improvement and Capital Redeployment Plan (“the Plan”), which included closing 25 stores. The Plan is further discussed in Note 19, “Subsequent Events,” below.

Share-Based Compensation

Share-based compensation expense is estimated for equity awards at fair value at the grant date. The Company determines fair value of restricted stock awards based on the average of the high and low price of its common stock on the date awarded by the Board of Directors. The Company determines the fair value of stock option awards using a Black-Sholes option pricing model. The Black-Sholes option pricing model requires various highly judgmental assumptions including the expected dividend yield, stock price volatility, forfeitures and life of the award. If any of the assumptions used in the model change significantly, share-based compensation expense may differ materially in the future, from that recorded in the current period. For further discussion, see Note 14, “Share-Based Compensation,” below.

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

Accounting Periods

The Company’s fiscal year generally consists of 13 four-week periods ending on the last Wednesday in August, accounting for 364 days. Each of the first three quarters of each fiscal year consists of three four-week periods, while the fourth quarter normally consists of four four-week periods. Comparability between accounting periods may be affected by varying lengths of periods as well as the seasonality associated with the restaurant business.

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

Subsequent Events

Events subsequent to the Company’s fiscal year ended August 26, 2009 through the date of issuance, November 9, 2009 are evaluated to determine if the nature and significance of the event warrants inclusion in the Company’s annual report. The Company determined that the adoption of our Cash Flow Improvement and Capital Redeployment plan discussed in Note 19, “Subsequent Events” to our Consolidated Financial Statements included in Item 8 of Part II of this report and the Amended and Restated 2007 Revolving Credit Agreement dated as of November 9, 2009 discussed in Note 10, “Debt” included in Item 8 of Part II of this report.

New Accounting Pronouncements

On August 28, 2008, the Company adopted SFAS No. 157, “Fair Value Measurements” (“SFAS 157”), which defines fair value, and SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities including amendments of SFAS No. 115” (“SFAS 159”), which permits entities to choose to measure many financial instruments and certain other items at fair value and provides guidance for recognition and presentation of other-than-temporary impairments. The impact of SFAS 157 is reflected on the Company’s consolidated financial statements for the first quarter of fiscal year 2009; however, the Company has not elected the fair value option for any of its financial assets or liabilities under SFAS 159.

On August 26, 2009, the Company adopted SFAS No. 165, “Subsequent Events,” (“SFAS No. 165”). SFAS No. 165 introduces the concept of financial statements being available to be issued and requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date. SFAS No. 165 is effective for reporting periods ending after June 15, 2009. The impact of the implementation of SFAS No. 165 is reflected in the Company’s consolidated financial statements.

In February 2008, the FASB issued FSP FAS No. 157-2, “Effective Date of FASB Statement No. 157,” (“SFAS 157-2”) which delayed the effective date of SFAS No. 157 for all non-financial assets and liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis, until August 27, 2009. However, the Company has determined it will not elect the fair value option for any of its nonfinancial assets or liabilities under SFAS 157.

In April 2009, the FASB issued FSP FAS No. 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions that are not Orderly,” (“FSP FAS No. 157-4”). FSP FAS No. 157-4 provides additional guidance for estimating fair value in accordance with SFAS 157 and includes guidance on identifying circumstances that indicate a transaction is not orderly. FSP FAS No. 157-4 is effective for reporting periods ending after June 15, 2009. The Company adopted FSP FAS No. 157-4 in the fourth quarter of fiscal year 2009 with no material impact on its consolidated financial statements.

In April 2009, the FASB issued FSP FAS No.107-1 and Accounting Principles Board (“APB”) No. 28- 1, “Interim Disclosures about Fair Value of Financial Instruments,” (FSP FAS No. 107-1 and APB No. 28-1”). FSP FAS No. 107-1 and APB No. 28-1 amends SFAS No. 107, “Disclosures about Fair Value of Financial Instruments,” to require disclosures about fair value of financial instruments for annual and interim reporting periods of publicly traded companies and amends APB No. 28, “Interim Financial Reporting,” to require those disclosures in summarized financial information at interim reporting periods. FSP FAS No. 107-1 and APB No. 28-1 are effective in reporting periods ending after June 15, 2009. The Company determined the impact of the implementation of FSP FAS No. 107-1 and APB No. 28-1 will not have a material impact on its consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations” (“SFAS 141(R)”), which replaces SFAS No. 141. SFAS 141(R) requires assets and liabilities acquired in a business combination, contingent consideration, and certain acquired contingencies to be measured at their fair values as of the date of acquisition. SFAS 141(R) also requires that acquisition-related costs and restructuring costs be recognized separately from the business combination. SFAS 141(R) is effective for fiscal years beginning after December 15, 2008 and will be effective for business combinations entered into beginning in fiscal year 2010.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an Amendment of ARB No. 51” (“SFAS 160”). SFAS 160 clarifies the accounting for noncontrolling interests and establishes accounting and reporting standards for the noncontrolling interest in a subsidiary, including classification as a component of equity. SFAS 160 is effective for fiscal years beginning after December 15, 2008. The Company does not have any non-controlling interests.

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

In June 2008, the FASB issued FSP EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities (“FSP EITF 03-6-1”). FSP EITF 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting, and therefore need to be included in the earnings allocation in computing earnings per share under the two-class method as described in SFAS No. 128, Earnings per Share. Under the guidance of FSP EITF 03-6-1, unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings-per-share pursuant to the two-class method. FSP EITF 03-6-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008 and requires all prior-period earnings per share data presented to be adjusted retrospectively. The Company is assessing the potential impact of this FSP on its earnings per share calculation.

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)” (“SFAS 167”). SFAS 167 eliminates FIN 46(R)’s exceptions to consolidating qualifying special-purpose entities, contains new criteria for determining the primary beneficiary, and increases the frequency of required reassessments to determine whether a company is the primary beneficiary of a variable interest entity. SFAS 167 also contains a new requirement that any term, transaction, or arrangement that does not have a substantive effect on an entity’s status as a variable interest entity, a company’s power over a variable interest entity, or a company’s obligation to absorb losses or its right to receive benefits of an entity must be disregarded in applying FIN 46(R)’s provisions. SFAS 167 is effective for fiscal years beginning after November 15, 2009. The Company is currently evaluating the impact of SFAS 167 on its consolidated financial statements.

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles – a replacement of FASB Statement No. 162” (“SFAS 168”). SFAS 168 provides for the FASB Accounting Standards Codification (the “Codification”) to become the single source of authoritative, nongovernmental U.S. GAAP. The Codification did not change or alter GAAP but reorganizes the literature and changes the referencing of financial standards. SFAS 168 is effective for interim and annual periods ending after September 15, 2009.

In April 2009, the FASB issued FSP No. FAS 115-2 and 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments,” (“FSP FAS No.115-2 and 124-2”) which provides guidance for measuring and expands the presentation and disclosure requirements of other-than-temporary impairments on debt and equity securities in interim and annual financial statements. SFAS 115-2 and 124-2 are effective for interim and annual periods ending after June 15, 2009. The Company adopted SFAS 115-2 and 124-2 in the fourth quarter of fiscal year 2009. The adoption did not have a material impact on its financial statements.

In April 2009, the FASB issued FSP FAS 141(R)-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination” (“FSP FAS 141(R)-1”). FSP FAS 141(R)-1, which became effective for business combinations having an acquisition date on or after January 1, 2009, requires an asset or liability arising from a contingency in a business combination to be recognized at fair value if fair value can be reasonably determined. If it cannot, the asset or liability must be recognized in accordance with FASB Statement No. 5, Accounting for Contingencies, and FASB Interpretation No. 14, Reasonable Estimation of the Amount of the Loss. The implementation of this guidance will affect the Company’s consolidated financial statements only to the extent the Company completes business combinations in the future.

Note 2.    Fair Value Measurement

In September 2006, the FASB issued Statement No. 157, Fair Value Measurements (“FAS 157”), which defines fair value, establishes a framework for using fair value to measure assets and liabilities, and expands disclosure about fair value measurements. FAS 157 applies whenever other statements require or permit asset or liabilities to be measured at fair value. The Company adopted the provisions of FAS 157 at the beginning of the first quarter of fiscal year 2009.

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

As of August 26, 2009, the Company held auction rate securities, which are classified as available-for-sale investments under long-term investments on the balance sheet and are required to be measured at fair value on a recurring basis. As discussed in Note 3 below, the continued illiquidity in the auction rate market has affected the fair market value of the Company’s auction rate securities because the auctions continue to fail. Therefore, in the absence of an active market, the Company estimated the fair value of these investments using price submissions from traders specializing in the securities. These traders considered, among other things, the collateralization underlying the security, the creditworthiness of the counterparty, the timing of the expected future cash flows, the interest rate of the Company’s investments compared to similar investments, the current illiquidity of the investments, and the estimated next successful auction of the security.

Management believes the Company will more likely than not, sell its auction rate securities prior to maturity or prior to the time when the securities can be sold for par value. The market for the Company’s auction rate securities has not been liquid for an extended time and the credit risk of the security issuers and related insurers is uncertain. Therefore, the Company considers the impairment of its auction rate securities to be “other-than-temporary”.

As a result of the “other-than-temporary” decline in the fair value of the Company’s auction rate securities investments, the Company recorded a realized holding loss of approximately $0.8 million during the fiscal year ended August 27, 2008 and $1.0 million during the fiscal year ended August 26, 2009. Any recoveries of previous recognized losses will not be recognized until the security is sold. Any future decrease in fair value related to these investments will increase the Company’s recognized loss in these securities.

The assets measured at fair value on a recurring basis subject to the disclosure requirements of FAS 157 were as follows:

	Fair Value Measurement at August 26, 2009 Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
		(In thousands)
Auction rate securities investments:
Balance at August 29, 2007	$—	$—	$6,600
Purchase of long-term investments	—	—	25,650
Sale of long-term investments	—	—	(22,900)
Total gains or losses (realized and unrealized):
Included in net income (loss)	—	—	(825)

Balance at August 27, 2008	—	—	8,525
Purchase of long-term investments	—	—	—
Sale of long-term investments	—	—	(625)
Total gains or losses (realized and unrealized):
Included in net income (loss)	—	—	(997)

Balance at August 26, 2009	$—	$—	$6,903

Note 3.    Investments

Investments include available-for-sale securities which are reported at fair value with unrealized gains and losses excluded from earnings and reported in shareholders’ equity unless such losses are considered “other-than-temporary”. The Company recorded $8.7 million, par value ($6.9 million, fair value), and $9.4 million, par value ($8.5 million, fair value), as of August 26, 2009 and August 27, 2008, respectively, in auction rate municipal bonds as long-term investments. Adjustments to fair value were recorded in fiscal years 2008 and 2009 based on the continued illiquidity of the auction rate securities market and a valuation of the securities. The Company realized $1.0 million and $0.8 million losses as of August 26, 2009 and August 27, 2008, respectively, were considered “other-than-temporary” and are recorded as a charge to earnings.

Currently, there are no active markets for the Company’s auction rate securities. Therefore, the Company estimated the fair value using valuation models and methodologies. Based on these valuation models and methodologies and on the possible long-term illiquidity of the markets, the Company recognized an “other-than-temporary” impairment. See Note 2, “Fair Value Measurement,” above.

The auction rate municipal securities are long-term debt obligations that are secured by certain revenue streams (airport, sewer, hospital, etc.). These auction rate securities have insurance policies guaranteeing each of the bonds payment of principal and accrued interest, as scheduled, if the issuer is unable to service the debt and have been issued ratings ranging from A2 – Aaa (Moody’s) and AA – AAA (Standard and Poor’s). The bonds have experienced this disparity in credit ratings because of the insurance company’s revised credit ratings issued by Moody’s and Standard and Poor’s. If these securities continue to fail at auction, interest income will continue to accrue at a designated benchmark rate plus a premium; otherwise, they will be sold. At each of the resets between February 12, 2008 and August 26, 2009, the Company received all accrued interest due.

Since the auction rate market’s normal trading halted in February 2008, the Company had sell orders on all of its holdings and the Company received par value of $0.625 million and $8.3 million plus accrued interest on the bonds in fiscal years 2009 and 2008, respectively. Subsequent to August 26, 2009, the Company sold one auction rate municipal bond with a par value of $1.6 million at a 12% discount. The company received $1.4 million including accrued interest.

These municipal bonds have underlying maturity dates ranging from June 1, 2019 through February 1, 2042 and taxable equivalent yield rates ranging from .632% to 10.60%. Historically, the auction process allowed investors to obtain immediate liquidity by selling the securities at their face amounts. Liquidity for these securities was historically provided by entering sales orders through a Dutch-auction process that resets interest rates on these investments every 7, 28 or 35 days. However, the disruptions in the credit markets have continued to adversely affect the auction market for these types of securities.

Note 4.    Hurricane Ike

Hurricane Ike struck southeast Texas in September 2008 causing massive power outages and inflicting wide-spread damage in the greater Houston area. Over 40 Luby’s locations in the Houston area were closed over varying lengths of time due to the storm. Restaurant sales were negatively impacted by approximately 273 days in the aggregate when some locations were unable to open due to storm damage or loss of power. The Company incurred approximately $1.5 million in lost sales from these store closures. During the fiscal year ended August 26, 2009, the Company incurred direct costs of $1.5 million for damages, auxiliary power, food loss and other miscellaneous costs. The Company received insurance proceeds of approximately $0.6 million related to property damage claims arising due to the hurricane which were recognized in income in the fiscal year ended August 26, 2009. The Company continues to seek to recover a portion of lost profits through insurance claims.

Note 5.    Trade Receivables

Trade and other receivables, net, consist of the following:

	August 26, 2009	August 27, 2008
	(In thousands)
Trade and other receivables	$1,061	$2,853
Trade receivables, unbilled	627	586
Allowance for doubtful accounts	(209)	(71)

Total, net	$1,479	$3,368

The Company has a concentration of credit risk in total trade and other receivables, net. Culinary contract services receivable balance at August 26, 2009 was $1.3 million, primarily the result of five contracts with balances of $0.1 million to $0.5 million per contract entity. Contract payment terms for its culinary contract service customers receivables are due within 30 to 45 days. However, one culinary contract client’s receivable was 206 days outstanding and its delinquent balance was approximately $0.1 million at August 26, 2009. At November 2, 2009, the client’s delinquent receivable balance was approximately $0.1 million and was outstanding 213 days. All other culinary contract services customers were within their payment terms at November 2, 2009.

The change in allowances for doubtful accounts for each of the years in the three-year periods ended as of the dates below is as follows:

	Year Ended
	August 26, 2009	August 27, 2008	August 29, 2007
	(In thousands)
Beginning balance	$71	$73	$17
Provisions for doubtful accounts	142	15	112
Write-offs	(4)	(17)	(56)

Ending balance	$209	$71	$73

Note 6.    Income Taxes

The following table details the categories of income tax assets and liabilities resulting from the cumulative tax effects of temporary differences:

	August 26, 2009	August 27, 2008
	(In thousands)
Deferred income tax assets:
Workers’ compensation, employee injury, and general liability claims	$479	$617
Deferred compensation	80	171
Net operating losses	5,044	5
General business credits and AMT credit	3,197	1,730
Depreciation, amortization and impairments	995	—
Straight-line rent, dining cards, accruals, and other	1,957	2,865

Subtotal	11,752	5,388
Valuation allowance	(5,078)	—

Total deferred income tax assets	6,674	5,388
Deferred income tax liabilities:
Depreciation, amortization and impairments	—	4,687
Property taxes and other	688	1,061

Total deferred income tax liabilities	688	5,748

Net deferred income tax asset (liability)	$5,986	$(360)

An analysis of the provision for income taxes for continuing operations is as follows:

	Year Ended
	August 26, 2009	August 27, 2008	August 29, 2007
	(In thousands)
Current income tax expense (benefit)	$568	$(3,753)	$5,910
Deferred income tax expense (benefit)	(6,346)	149	364

Total income tax expense (benefit)	$(5,778)	$(3,604)	$6,274

Relative only to continuing operations, the reconciliation of the expense (benefit) for income taxes to the expected income tax expense (benefit), computed using the statutory tax rate, was as follows:

	Year Ended
	August 26, 2009		August 27, 2008		August 29, 2007
	Amount	%	Amount	%	Amount	%
	(In thousands and as a percent of pretax income from continuing operations)
Income tax expense (benefit) from continuing operations at the federal rate	$(10,874)	(34.0)%	$(386)	(34.0)%	$6,132	35.0%
Permanent and other differences:
Federal jobs tax credits (wage deductions)	285	(0.9)	303	26.7	122	0.7
Other permanent differences	287	(0.9)	55	4.8	252	1.4
State income tax, net of federal benefit	291	(0.9)	398	35.1	148	0.9
General Business Tax Credits	(838)	2.6	(890)	(78.5)	(349)	(2.0)
Stock option exercise and restricted stock	—	—	1,546	136.3	—	—
Reversal of contingent liability	—	—	(3,412)	(300.6)	—	—
IRS Audit refund from fiscal years 1997 and 2000	—	—	(861)	(75.9)	—	—
Other	(7)	0.02	(357)	(31.5)	(31)	(0.2)
Change in valuation allowance	5,078	(15.9)	—	—	—	—

Income tax expense (benefit) from continuing operations	$(5,778)	(18.1)%	$(3,604)	(317.6)%	$6,274	35.8%

For the fiscal year ended August 26, 2009, including both continuing and discontinued operations, the Company generated a federal tax net operating loss (“NOL”) of approximately $12.4 million. The NOL can be carried forward up to twenty years to reduce taxable income in the future. The NOL carryover will expire at the end of fiscal year 2029 if it is not utilized by then. The Company was not able to benefit from the current use of available general business tax credits. The unused general business tax credits of approximately $2.8 million can be carried over twenty years for possible utilization in the future. The carryover of the general business credits began in fiscal year 2006 and will begin to expire at the end of fiscal year 2026 through the end of fiscal year 2029 if they are not utilized by then. In addition, approximately $373,000 of credits related to payment of the Alternative Minimum Tax (“AMT”) in prior years were not utilized and will be carried over without expiration to future years to reduce taxes payable if regular income tax exceeds future AMT. There were no income tax payments made during fiscal year 2009.

For the fiscal year ended August 27, 2008, including both continuing and discontinued operations, the Company estimated gross federal taxable income of approximately $1.0 million. The Company elected to take bonus depreciation, which resulted in a tax operating loss of approximately $2.4 million. During fiscal year 2008, federal income tax payments totaling $1.6 million were made. Of the total payments, $1.4 million was related to fiscal year 2008 and the remainder related to the prior year. Based on the actual income tax return filed for fiscal year 2008, the Company received a refund of $1.4 million in fiscal year 2009.

The election to use bonus depreciation in fiscal year 2008 removed the benefit of the current use of general business tax credits available to the Company. The unused general business tax credits of approximately $2.0 million can be carried over for possible utilization in future years. In addition, approximately $373,000 of credits related to payment of AMT in prior years that were carried over from fiscal year 2007 were not utilized and will be carried over to future years to reduce taxes payable if regular income tax exceeds future AMT.

The net income tax benefit for fiscal year 2008 includes a reversal of tax accruals in the first quarter of fiscal year 2008 for contingencies that did not materialize following the completion of tax audits. Also included in net income tax benefit is an income tax refund received from the IRS in the second quarter fiscal year 2008 resulting from the conclusion of a tax audit. Additionally, the net benefit reflects the reversal of unrealized deferred tax assets related to stock options and restricted stock. The net benefit was increased in the third quarter for additional credits and deductions included on the Company’s federal income tax return filed shortly after the end of the quarter. The total nonrecurring benefit credited to income tax expense in fiscal year 2008 was approximately $3.1 million.

For the fiscal year ended August 29, 2007, including both continuing and discontinued operations, the Company generated gross federal taxable income of approximately $17.0 million, which was partially offset NOL carryforwards from prior years. The full amount of the $13.1 million NOL carryforwards from prior years was used to reduce net federal taxable income in fiscal year 2007. In addition, the Company was able to benefit from the use of federal jobs tax credits to further reduce federal taxes payable. However, the Company is still subject to AMT limitations, so not all of the available credits have been utilized. The unused general business tax credits of approximately $780,000 can be carried over for possible utilization in future years. In addition, approximately $373,000 of credits related to payment of the AMT in prior years were not utilized and will be carried over to future years to reduce taxes payable if regular income tax exceeds future AMT. Income tax payments totaling $477,000 were made during fiscal year 2007.

The IRS has periodically reviewed the Company’s federal income tax returns. In August 2006, the Company settled an IRS audit of fiscal year 2003 and agreed to a partial reduction of the loss claimed on the federal income tax return for the year. The result of the audit was a reduction of $7.4 million in the cumulative net operating losses carried forward to offset future taxable income. The total net operating losses at the end of fiscal year 2006 carried forward after the IRS audit adjustment was approximately $13.1 million. As discussed above, the federal NOL carryovers were fully utilized in fiscal year 2007.

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

In fiscal year 2009, the Company operated in five states and was subject to state and local income taxes in addition to federal income taxes. The Company is not currently under review by any state agency for any open period.

The Company had deferred tax assets at August 26, 2009 of approximately $24.7 million. Management has evaluated both positive and negative evidence, including its forecasts of the Company’s future taxable income adjusted by varying probability factors, in making a determination as to whether it is more likely than not that all or some portion of the deferred tax asset will be realized. Based on its analysis, management concluded that for fiscal year 2009 a valuation allowance of approximately $5.1 million is necessary in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 109. The valuation allowance partially offsets the Company’s net operating loss (“NOL”) carryovers to future years and the Company’s carryover of general business tax credits.

Two of the most significant items included in deferred tax assets are net operating loss carryovers and general business tax credits. Both of these items may be carried over up to twenty years in the future for possible utilization in the future. The benefit of the NOL carryover will expire at the end of fiscal year 2029 if not utilized by then. The carryover of the general business credits began in fiscal year 2006 and will begin to expire at the end of fiscal year 2026 through the end of fiscal year 2029 if not utilized by then.

Effective August 30, 2007, the Company adopted the provisions of FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes.” In connection with the adoption of FIN 48, the Company recognized an increase of approximately $0.5 million to the Company’s tax reserves for uncertain positions, which was accounted for as a reduction to retained earnings on August 30, 2007. At this time, the Company does not anticipate material changes to the reserve in fiscal year 2010.

The following table is a reconciliation of the total amounts of unrecognized tax benefits at the beginning and end of fiscal years 2008 and 2009:

Balance at August 30, 2007	$494
Increase (Decrease) based on prior year tax positions	(419)

Balance at August 27, 2008	75
Increase (Decrease) based on prior year tax positions	—
Interest Expense	3

Balance as of August 26, 2009	$78

The unrecognized tax benefits would favorably affect the Company’s effective tax rate in future periods if they are recognized. The estimate of interest and penalties associated with unrecognized benefits is immaterial for fiscal years 2009 and 2008. The Company has not included interest or penalties related to income tax matters as part of tax expense.

Management believes that adequate provisions for income taxes have been reflected in the financial statements and is not aware of any significant exposure items that have not been reflected in the financial statements. Amounts considered probable of settlement within one year have been included in the accrued expenses and other liabilities in the accompanying consolidated balance sheet.

Note 7.    Property and Equipment

The cost and accumulated depreciation of property and equipment at August 26, 2009 and August 27, 2008, together with the related estimated useful lives used in computing depreciation and amortization, were as follows:

	August 26, 2009	August 27, 2008	Estimated Useful Lives
	(In thousands)
Land	$53,278	$53,904	—
Restaurant equipment and furnishings	101,335	120,426	3 to 15 years
Buildings	186,599	183,385	20 to 33 years
Leasehold and leasehold improvements	24,684	20,923	Lesser of lease term or estimated useful life
Office furniture and equipment	6,419	6,029	3 to 10 years
Construction in progress	544	880	—

	372,859	385,547
Less accumulated depreciation and amortization	(201,674)	(187,429)

Property and equipment, net	$171,185	$198,118

Note 8.    Current Accrued Expenses and Other Liabilities

The following table sets forth current accrued expenses and other liabilities as of August 26, 2009 and August 27, 2008:

	August 26, 2009	August 27, 2008
	(In thousands)
Salaries, compensated absences, incentives, and bonuses	$4,688	$5,460
Operating expenses	1,231	2,144
Unredeemed gift cards and certificates	2,857	3,025
Taxes, other than income	3,891	3,948
Accrued claims and insurance	1,460	1,967
Income taxes, legal and other	1,558	1,168

Total	$15,685	$17,712

Note 9.    Other Long-Term Liabilities

The following table sets forth other long-term liabilities as of August 26, 2009 and August 27, 2008:

	August 26, 2009	August 27, 2008
	(In thousands)
Workers’ compensation and general liability insurance reserve	$885	$1,328
Deferred rent	2,707	3,025
Deferred compensation	205	224
Other	109	75

Total	$3,906	$4,652

Note 10.	Debt

Amended and Restated 2007 Revolving Credit Facility (the New Credit Facility)

On November 9, 2009, the Company entered into an amended and restated revolving credit facility which consisted primarily of the following:

•

Reduced the aggregate amount of the lenders’ commitments from $30.0 million to $20.0 million. The amounts available under the New Credit Facility, may still be increased by up to $10.0 million, subject to certain terms and conditions, for a maximum total facility size of $30.0 million.

•	Changed the maturity date to June 30, 2011.

•	Required security interest in selected real estate and other Company assets

•

Increased interest rate margins from a range of 1.75% to 2.50%, subject to an interest rate floor of 3.50%, to a range of 2.75% to 3.50%, subject to a 4.00% interest rate floor. The applicable spread continues to be dependent upon the ratio of the Company’s debt to EBITDA at the most recent determination date, as defined in the credit agreement, as amended.

•

Modified certain financial covenants for the fiscal year 2010, including the addition of minimum fiscal year 2010 quarterly EBITDA requirements, and reduced restaurant capital expenditures in fiscal year 2010, as defined. Related financial covenants revert back to the Amended Facility terms as of the first quarter of fiscal year 2011.

•

Management estimates approximately $0.3 million to $0.5 million in related fees and expenses to be incurred associated with the closing of the New Credit Facility. Management also expects to write-off a portion of the unamortized pre-paid financing fees outstanding in fiscal year 2010 as a result of the reduction in the facility size and maturity.

First Amendment to 2007 Revolving Credit Facility

On March 18, 2009, the Company amended the 2007 Revolving Credit Facility as follows:

•

Reduced the aggregate amount of the lenders’ commitments from $50.0 million to $30.0 million. The amounts available under the 2007 Revolving Credit Facility, as amended by Amendment No. 1 thereto (the “Amended Facility”), may still be increased by up to $70.0 million, subject to certain terms and conditions, for a maximum total facility size of $100 million.

•

Modified the restriction on capital expenditures in fiscal years 2009 through June 30, 2012. In the original 2007 Revolving Credit Facility, capital expenditures were limited to the extent of the Company’s annual four-quarter rolling EBITDA plus 75% of the unused availability for capital expenditures from the immediately preceding fiscal year. The Company revised the level of spending allowed for capital expenditures by creating a floor of $20.0 million. The amount of agreed capital expenditures will be the greater of (1) $20.0 million in each fiscal year, or (2) the amount of 100% of the preceding fiscal year’s EBITDA; plus, in either case, all of the unused availability for capital expenditures from the immediately preceding fiscal year.

•

Modified the interest rate margins to a range of 1.75% to 2.50% per annum. The applicable spread under each option continues to be dependent upon the ratio of our debt to EBITDA at the most recent determination date.

•

Amended the quarterly commitment fee, which is dependent upon the ratio of our debt to EBITDA, to a range of 0.30% to 0.45% per annum. The Company will also continue to pay quarterly fees with respect to any letters of credit issued and outstanding. In addition, the Company was obligated to pay the lenders a one-time fee in connection with the closing of the Amended Facility.

•

In the original 2007 Revolving Credit Facility, the Company was permitted to invest in any auction rate securities rated Aaa by Moody’s or AAA by S&P. Because the ratings of the Company’s auction rate securities have dropped below these thresholds, the Amended Facility now limits these types of investments to a specific list of auction rate securities which the Company holds.

•

Modified certain financial covenants, including: (1) the Interest Coverage Ratio from not less than 2.50 to not less than 2.00, (2) the debt-to-EBITDA ratio from not greater than 3.00 to not greater than 2.75. The Amended Facility also amends the Interest Coverage Ratio calculation to now include one-fifth of the principal balance of the loans in the denominator.

•

The Amended Facility contains customary covenants and restrictions on the Company’s ability to engage in certain activities, asset sales, letters of credit, and acquisitions, and contains customary events of default. As of August 26, 2009, the Company was in compliance with all covenants.

As of August 26, 2009, the Company had no loans outstanding and $1.6 million committed under letters of credit, which were issued as security for the payment of insurance obligations classified as accrued expenses on the balance sheet.

At August 26, 2009 $28.4 million was available under the Amended Facility.

The final maturity date of the Amended Facility is June 30, 2011.

2007 Revolving Credit Facility

On July 13, 2007, the Company entered into a $50.0 million unsecured Revolving Credit Facility (the “2007 Revolving Credit Facility”) with Wells Fargo Bank, National Association, as Administrative Agent, and Amegy Bank, National Association, as Syndication Agent. The 2007 Revolving Credit Facility may, subject to certain terms and conditions, be increased once by an amount up to $50.0 million for a maximum total facility size of $100.0 million. The 2007 Revolving Credit Facility allowed for up to $15.0 million of the available credit to be extended in the form of letters of credit. All amounts owed by the Company under the 2007 Revolving Credit Facility were guaranteed by the Company’s subsidiaries and must be repaid in full upon the maturity date on June 30, 2012. The Company amended the 2007 Revolving Credit Facility on March 18, 2009, as described above under “First Amendment to 2007 Revolving Credit Facility.”

At any time throughout the term of the facility, the Company had the option to elect one of two bases of interest rates. One interest rate option was the greater of (a) the Federal Funds Effective Rate plus 0.50%, or (b) prime, plus, in either case, an applicable spread that ranges from zero to 0.50% per annum. The other interest rate option was the London InterBank Offered Rate plus a spread that ranges from 0.75% to 2.00% per annum. The applicable spread under each option was dependent upon the ratio of the Company’s debt to EBITDA at the most recent determination date.

The Company paid a quarterly commitment fee based on the unused available balance of the 2007 Revolving Credit Facility, which was also dependent upon the ratio of the Company’s debt to EBITDA, ranging from 0.20% to 0.30% per annum. The Company also paid quarterly fees with respect to any letters of credit issued and outstanding. In addition, the Company paid the lenders a one-time fee in connection with the closing of the 2007 Revolving Credit Facility.

Interest Expense

Total interest expense incurred for fiscal years 2009, 2008, and 2007 was $0.4 million, $0.2 million and $0.9 million, respectively. Interest paid was approximately $0.2 million, $0.1 million and $0.2 million in fiscal years 2009, 2008, and 2007, respectively. No interest expense was allocated to discontinued operations in fiscal years 2009, 2008 or 2007. No interest was capitalized on properties in fiscal years 2009, 2008 or 2007.

Note 11.	Impairment of Long-Lived Assets, Store Closings and Discontinued Operations

Impairment of Long-Lived Assets and Store Closings

Management periodically reviews the financial performance of each store for indicators of impairment or indicators that closure would be appropriate, such as three full fiscal years of negative cash flows or other unfavorable market conditions. Where one or more of these indicators are present, the carrying values of assets are written down to the estimated future discounted cash flows or fully written off in the case of negative cash flows anticipated in the future. Estimated future cash flows are based upon regression analyses generated from similar Company restaurants discounted at the Company’s weighted-average cost of capital.

The Company recognized the following impairment charges (credits) to income from operations:

	Year Ended
	August 26, 2009	August 27, 2008	August 29, 2007
	(In thousands, except per share data)
Provision for asset impairments and restaurant closings	$19,261	$1,829	$204
Net loss (gain) on disposition of property and equipment	(824)	28	774

	$18,437	$1,857	$978

Effect on EPS:
Basic	$(0.66)	$(0.07)	$(0.04)
Assuming dilution	$(0.66)	$(0.07)	$(0.04)

The $19.3 million impairment charges taken in the fiscal year ended August 26, 2009, includes a fourth quarter, pre-tax impairment charge of $19.0 million, $13.8 million relates to the 25 stores the Company plans to close in the first quarter of fiscal year 2010 and $5.3 million relates to stores the Company plans to continue operating. Impairment charges and results of operations will be reclassified to discontinued operations in the quarter the store closes. The 25 stores expected to close in the first quarter of fiscal year 2010 are part of the new business plan further discussed in Note 19, “Subsequent Events,” below.

Discontinued Operations

From the inception of the Company’s business plan in fiscal year 2003 through the plan’s completion as of August 30, 2006, the Company closed 63 operating stores. The operating results of these locations have been classified and reported as discontinued operations for all periods presented as required by SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS 144”).” SFAS 144 establishes a single accounting model for long-lived assets to be disposed of by sales and broadens the presentation of discontinued operations to include more disposal transactions. The Company adopted SFAS. 144 in the first quarter of fiscal year 2003, as required.

The following table sets forth the sales and discontinued operations, net of taxes reported for all discontinued locations:

	Year Ended
	August 26, 2009	August 27, 2008	August 29, 2007
	(In thousands, except locations)
Sales	$—	$—	$—
Discontinued operations, net of taxes	$(215)	$(204)	$(224)
Effect on EPS:
Basic	$(0.01)	$(0.01)	$(0.01)
Assuming dilution	$(0.01)	$(0.01)	$(0.01)

The following table summarizes discontinued operations for fiscal years 2009, 2008, and 2007:

	Year Ended
	August 26, 2009	August 27, 2008	August 29, 2007
	(In thousands, except per share data)
Impairments	$—	$—	$(157)
Gains	—	—	25

Net impairments	—	—	(132)
Other	(215)	(204)	(92)

Discontinued operations, net of taxes	$(215)	$(204)	$(224)

Effect on EPS from net impairments—decrease—basic	$—	$—	$(0.01)

Effect on EPS from discontinued operations—decrease—basic	$(0.01)	$(0.01)	$(0.01)

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

Subsequent to fiscal year end August 26, 2009, the Company adopted a new business plan which is discussed in Note 19, “Subsequent Events,” below.

Property Held for Sale

At August 26, 2009, the Company had a total of four owned properties and four ground leases recorded at approximately $3.9 million in property held for sale. The Company is actively marketing the locations currently classified as property held for sale.

At August 27, 2008, the Company had a total of six owned properties and three ground leases recorded at approximately $5.3 million in property held for sale.

In the first quarter of fiscal year 2008, one ground lease property was reclassified from property held for sale to property and equipment.

Property held for sale consists of already-closed restaurant properties and are valued at the lower of net depreciable value or net realizable value.

The Company’s results of discontinued operations will be affected to the extent proceeds from sales exceed or are less than net book value.

A rollforward of property held for sale for fiscal years 2009 and 2008 is provided below (in thousands):

Balance as of August 29, 2007	$736
Net transfers to property held for sale	7,928
Disposals	(1,210)
Net impairment charges	(2,172)

Balance as of August 27, 2008	5,282
Net transfers to property held for sale	1,804
Disposals	(2,099)
Net impairment charges	(1,129)

Balance as of August 26, 2009	$3,858

Note 12.	Commitments and Contingencies

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

From time to time, the Company is subject to various other private lawsuits, administrative proceedings and claims that arise in the ordinary course of its business. A number of these lawsuits, proceedings and claims may exist at any given time. These matters typically involve claims from guests, employees and others related to issues common to the restaurant industry. The Company currently believes that the final disposition of these types of lawsuits, proceedings and claims will not have a material adverse effect on the Company’s financial position, results of operations or liquidity. It is possible, however, that the Company’s future results of operations for a particular quarter or fiscal year could be impacted by changes in circumstances relating to lawsuits, proceedings or claims.

Construction Activity

From time to time, the Company enters into non-cancelable contracts for the construction of its new restaurants. This construction activity exposes the Company to the risks inherent in new construction including but not limited to rising material prices, labor shortages, delays in getting required permits and inspections, adverse weather conditions, and injuries sustained by workers. The Company has no, non-cancelable contract as of August 26, 2009.

Note 13.	Operating Leases

The Company conducts part of its operations from facilities that are leased under non-cancelable lease agreements. Approximately 90% of the leases contain renewal options ranging from one to thirty years.

A majority of the leases include periodic escalation clauses. Accordingly, the Company follows the straight-line rent method of recognizing lease rental expense, as prescribed by SFAS No. 13, “Accounting for Leases.”

As of fiscal year 2009, the Company has entered into noncancelable operating lease agreements for certain office equipment with terms ranging from 36 to 63 months.

Annual future minimum lease payments under noncancelable operating leases with terms in excess of one year as of August 26, 2009 are as follows:

Year Ending:	(In thousands)
August 25, 2010	$4,227
August 31, 2011	4,191
August 29, 2012	3,290
August 28, 2013	2,751
August 27, 2014	2,565
Thereafter	14,489

Total minimum lease payments	$31,513

Most of the leases are for periods of fifteen to thirty years and some leases provide for contingent rentals based on sales in excess of a base amount.

Total rent expense for operating leases for the last three fiscal years was as follows:

	Year Ended
	August 26, 2009	August 27, 2008	August 29, 2007
	(In thousands, except percentages)
Minimum rent-facilities	$4,059	$3,846	$3,670
Contingent rentals	112	190	196
Minimum rent-equipment	1,038	1,112	517

Total rent expense (including amounts in discontinued operations)	$5,209	$5,148	$4,383

Percent of sales	1.8%	1.6%	1.4%

See Note 15, “Related Parties”, for lease payments associated with related parties.

Note  14. Share-Based Compensation

Stock Options

The Company has an Executive Stock Option Plan, Incentive Stock Plans for officers and employees collectively, (“Employee Stock Plans”), and a Non-employee Director Stock Option Plan for non-employee directors. These plans authorize the granting of stock options, restricted stock, and other types of awards consistent with the purpose of the plans. All options granted pursuant to the Executive Stock Option Plan have either been exercised or cancelled and the Company does not plan to grant any new options under this plan. Approximately 2.9 million shares were authorized for issuance under the Company’s plans as of August 26, 2009, of which approximately 1.3 million shares were available for future issuance. Stock options granted under the Employee Stock Plans and the Non-employee Director Stock Option Plan have an exercise price equal to the market price of the Company’s common stock at the date of grant.

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

Partly in anticipation of the adoption of SFAS No.123R, in recent years the Company has adjusted the mix of employee long-term incentive compensation by reducing stock options awarded and increasing certain cash-based compensation and other equity based awards. Compensation cost for share-based payment arrangements recognized in general and administrative expenses for fiscal years 2009, 2008, and 2007 was approximately $1.1 million, $0.9 million and $0.8 million for stock options and $0.2 million, $0.3 million and $0.1 million for restricted stock, respectively.

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

•	The Company uses the simplified method outlined in SEC Staff Accounting Bulletin No. 107 to estimate expected lives for options granted during the period.

•	The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant for the expected term of the option.

•	The expected dividend yield is based on the Company’s current dividend yield and the best estimate of projected dividend yield for future periods within the expected life of the option.

	Year Ended
	August 26, 2009	August 27, 2008	August 29, 2007
Dividend yield	—%	—%	—%
Volatility	56.23%	53.67%	69.09%
Risk-free interest rate	1.60%	3.79%	4.27%
Expected life (in years)	4.25	4.25	4.25

A summary of the Company’s stock option activity for the three years ended August 26, 2009, August 27, 2008 and August 29, 2007 is presented in the following table:

	Shares Under Fixed Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
			(Years)	(In thousands)
Outstanding at August 30, 2006	2,731,082	5.85	4.39	11,475
Granted	322,937	10.18
Exercised	(65,250)	8.14
Forfeited/Expired	(71,292)	7.10

Outstanding at August 29, 2007	2,917,477	6.25	3.76	14,756
Granted	87,095	11.10
Exercised	(2,252,100)	4.99
Forfeited/Expired	(63,218)	8.70

Outstanding at August 27, 2008	689,254	$10.73	3.90	$145
Granted	363,010	5.27
Exercised	—
Forfeited/Expired	(26,813)	11.60

Outstanding at August 26, 2009	1,025,451	$8.77	4.58	$43

Exercisable at August 26, 2009	404,206	$10.46	2.93	$43

The weighted-average grant-date fair value of options granted during fiscal years 2009, 2008, and 2007 was $2.41, $5.18 and $5.32 per share, respectively. The intrinsic value for stock options is defined as the difference between the current market value and the grant price. The total intrinsic value of options exercised during fiscal years 2009, 2008, and 2007 was approximately zero, $11.5 million and $155,000, respectively.

During fiscal years 2009, 2008, and 2007, cash received from options exercised was approximately zero, $11.2 million and $531,000, respectively, and the calculated but unrecognized tax benefit for the tax deductions from stock options exercised totaled approximately zero, $16,000 and $24,000, respectively.

At August 26, 2009 and August 27, 2008, the number of incentive stock option shares available to be granted under the plans was 1,345,840 and 1,723,384 shares, respectively.

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

A summary of the Company’s restricted stock activity during fiscal years 2009, 2008 and 2007 is presented in the following table:

	Restricted Stock Units	Fair Value	Weighted-Average Remaining Contractual Term	Weighted-Average Grant Date
		(Per share)	(In years)
Unvested at August 30, 2006	16,350	$12.32	1.55	11/21/05
Granted	46,712	10.21	1.16	12/19/06
Vested	(21,668)	10.18	—	2/20/07
Forfeited	(926)	11.16	1.74	5/25/06

Unvested at August 29, 2007	40,468	11.05	1.64	6/14/06
Granted	91,034	9.12	1.65	1/29/08
Vested	(27,616)	8.13	—	3/11/08
Forfeited	(8,696)	11.10	1.43	2/1/07

Unvested at August 27, 2008	95,190	10.04	1.79	6/11/07
Granted	41,347	5.03	—	3/1/09
Vested	(55,287)	6.87	—	5/3/08
Forfeited	(1,095)	11.10	1.22	11/14/07

Unvested at August 26, 2009	80,155	9.62	1.06	9/15/07

At August 26, 2009, August 27, 2008 and August 29, 2007, there was approximately $1.8 million, $2.2 million and $2.4 million, respectively, of total unrecognized compensation cost related to unvested share-based compensation arrangements that is expected to be recognized over a weighted-average period of 2.25, 2.05 and 2.63 years, respectively.

Supplemental Executive Retirement Plan

The Company has a Supplemental Executive Retirement Plan (“SERP”) designed to provide benefits for selected officers at normal retirement age with 25 years of service equal to 50% of their final average compensation offset by Social Security, profit sharing benefits, and deferred compensation. None of the Company’s executive officers participates in the Supplemental Executive Retirement Plan. Some of the officers designated to participate in the plan have retired and are receiving benefits under the plan. Accrued benefits of all actively employed participants become fully vested upon termination of the plan or a change in control (as defined in the plan). The plan is unfunded and the Company is obligated to make benefit payments solely on a current disbursement basis. On December 6, 2005, the Board of Directors voted to amend the SERP and suspend the further accrual of benefits and participation. As a result, a curtailment gain of approximately $88,000 was recognized as required under the provisions of SFAS 88, “Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits”. The net benefit recognized for the SERP for the years ended August 26, 2009, August 27, 2008 and August 29, 2007 was zero, and the unfunded accrued liability included in “Other Liabilities” on the Company’s consolidated Balance Sheets as of August 26, 2009 and August 27, 2008 was approximately $168,000 and $188,000, respectively.

Nonemployee Director Phantom Stock Plan

Under the Company’s Nonemployee Director Phantom Stock Plan (“Phantom Stock Plan”), nonemployee directors deferred portions of their retainer and meeting fees which, along with certain matching incentives, were credited to phantom stock accounts in the form of phantom shares priced at the market value of the Company’s common stock on the date of grant. Additionally, the phantom stock accounts were credited with dividends, if any, paid on the common stock represented by phantom shares. Authorized shares (100,000 shares) under the Phantom Stock Plan were fully depleted in early fiscal year 2003; since that time, no deferrals, incentives or dividends have been credited to phantom stock accounts. As participants cease to be directors, their phantom shares are converted into an equal number of shares of common stock and issued from the Company’s treasury stock. As of August 26, 2009, approximately 29,600 phantom shares remained unissued under the Phantom Stock Plan.

401(k) Plan

The Company has a voluntary 401(k) employee savings plan to provide substantially all employees of the Company an opportunity to accumulate personal funds for their retirement. The Company matches 25% of participants’ contributions made to the plan up to 6% of their salary. The net expense recognized in connection with the employer match feature of the voluntary 401(k) employee savings plan for the years ended August 26, 2009, August 27, 2008 and August 29, 2007, was $90,000, $87,000 and $185,000, respectively.

Note 15.	Related Parties

Affiliate Services

The Company’s Chief Executive Officer, Christopher J. Pappas, and Chief Operating Officer, Harris J. Pappas, own two restaurant entities (the “Pappas entities”) that may provide services to the Company and its subsidiaries, as detailed in the Master Sales Agreement dated December 9, 2005 among the Company and the Pappas entities.

Under the terms of the Master Sales Agreement, the Pappas entities continue to provide specialized (customized) equipment fabrication primarily for new construction and basic equipment maintenance, including stainless steel stoves, shelving, rolling carts, and chef tables. The total costs under the Master Sales Agreement of custom-fabricated and refurbished equipment in fiscal years 2009, 2008, and 2007 were approximately $367,000, $521,000 and $261,000, respectively. The decrease in fiscal year 2009 was primarily due to fewer restaurant openings in fiscal year 2009 than fiscal year 2008. Services provided under this agreement are subject to review and approval by the Finance and Audit Committee.

Operating Leases

The Company previously leased from the Pappas entities property used to accommodate the Company’s in-house repair and fabrication center, referred to as the Houston Service Center. The Company terminated this lease in August 2008. The Company paid approximately zero, $74,800, and $82,000, in fiscal years 2009, 2008, and 2007, respectively, pursuant to the terms of this lease. The Company leases a new property that combines both the offices of the Company’s Facility Services and Warehouse Operations, from an unrelated third party. The property is approximately 60,000 square feet.

The Company previously leased approximately 27,000 square feet of warehouse space from the Pappas entities to complement the Houston Service Center, at a monthly rate of approximately $0.21 per square foot. The Company paid approximately zero, $27,800, and $67,000 in fiscal years 2009, 2008, and 2007, respectively, pursuant to the terms of this lease. On February 29, 2008, the Company terminated this lease with the Pappas entities.

In the third quarter of fiscal year 2004, Messrs. Pappas became partners in a limited partnership which purchased a retail strip center in Houston, Texas. Messrs. Pappas collectively own a 50% limited partnership interest and a 50% general partnership interest in the limited partnership. A third party company manages the center. One of the Company’s restaurants has rented approximately 7% of the space in that center since July 1969. No changes were made to the Company’s lease terms as a result of the transfer of ownership of the center to the new partnership. The Company made payments of approximately $339,000, $276,000 and $260,000 in fiscal years 2009, 2008, and 2007, respectively, under the lease agreement which currently includes an annual base rate of $14.64 per square foot.

On November 22, 2006, the Company executed a new lease agreement with respect to this shopping center. Effective upon the Company’s relocation and occupancy into the new space in July 2008, the new lease agreement provides for a primary term of approximately 12 years with two subsequent five-year options and gives the landlord an option to buy out the tenant on or after the calendar year 2015 by paying the then unamortized cost of improvements to the tenant. The Company owed, under the lease, $16.65 per square foot plus maintenance, taxes, and insurance for the calendar year 2008. For calendar year 2009, the Company will pay $20.00 per square foot plus maintenance, taxes and insurance. Thereafter, the lease provides for reasonable increases in rent at set intervals. The new lease agreement was approved by the Finance and Audit Committee.

Affiliated rents paid for the Houston Service Center, the separate storage facility, and the Houston property leases combined represented 6.2%, 7.2% and 8.8% of total rents for continuing operations for fiscal years 2009, 2008, and 2007, respectively.

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

Paulette Gerukos, Vice President of Human Resources of the Company, is the sister-in-law of Harris J. Pappas, the Chief Operating Officer.

Note 16.	Common Stock

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

At August 26, 2009, the Company had approximately 500,000 shares of common stock reserved for issuance upon the exercise of outstanding stock options.

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

Note 17.	Earnings Per Share

A reconciliation of the numerators and denominators of basic earnings per share and earnings per share assuming dilution is shown in the table below:

	Year Ended
	August 26, 2009	August 27, 2008	August 29, 2007
	(In thousands, except per share data)
Numerator:
Income (loss) from continuing operations	$(26,203)	$2,469	$11,087

Net income (loss)	$(26,418)	$2,265	$10,863

Denominator:
Denominator for basic earnings per share—weighted-average shares	27,969	27,799	26,121
Effect of potentially dilutive securities:
Employee and non-employee stock options	—	177	982
Phantom stock	—	30	30
Restricted stock	—	79	37

Denominator for earnings per share assuming dilution	27,969	28,085	27,170

Income from continuing operations:
Basic	$(0.93)	$0.09	$0.43
Assuming dilution (a)	$(0.93)	$0.09	$0.41

Net income per share:
Basic	$(0.94)	$0.08	$0.42
Assuming dilution (a)	$(0.94)	$0.08	$0.40

(a)

Potentially dilutive shares that were not included in the computation of net income per share because to do so would have been antidilutive amounted to zero shares in fiscal year 2009, fiscal year 2008, and fiscal year 2007. Additionally, stock options with exercise prices exceeding current market prices that were excluded from the computation of net income per share amounted to 909,000 shares in fiscal year 2009, 538,000 shares in fiscal year 2008 and 325,000 shares in fiscal year 2007.

Note 18.	Quarterly Financial Information

The following tables summarize quarterly unaudited financial information for fiscal years 2009 and 2008.

	Quarter Ended (a)
	August 26, 2009	May 6, 2009	February 11, 2009	November 19, 2008
	(112 days)	(84 days)	(84 days)	(84 days)
	(In thousands except per share data)
Restaurant sales	$80,248	$66,030	$67,669	$65,945
Culinary contract services	3,969	2,968	3,031	3,002

Total sales	84,217	68,998	70,700	68,947
Income (loss) from operations (b)	(23,252)	(1,158)	265	(3,541)
Discontinued operations	(67)	(49)	(50)	(49)
Net income (loss)	(23,319)	(1,053)	146	(2,192)
Net income (loss) per share:
Basic	(0.83)	(0.04)	0.01	(0.08)
Assuming dilution	(0.83)	(0.04)	0.01	(0.08)

	Quarter Ended (a)
	August 27, 2008	May 7, 2008	February 13, 2008	November 21, 2007
	(112 days)	(84 days)	(84 days)	(84 days)
	(In thousands except per share data)
Restaurant sales	$94,097	$72,753	$70,972	$71,634
Culinary contract services	2,965	1,843	1,668	1,728

Total sales	97,062	74,596	72,640	73,362
Income (loss) from operations (b)	(5,421)	499	415	988
Discontinued operations	(87)	(58)	(22)	(37)
Net income (loss)	(3,740)	949	286	4,771
Net income (loss) per share:
Basic	(0.13)	0.03	0.01	0.18
Assuming dilution	(0.13)	0.03	0.01	0.17

(a)	The quarters ended August 26, 2009 and August 27, 2008 consist of four four-week periods. All other quarters presented represent three four-week periods.
(b)

The loss from operations in the fourth quarter of fiscal year 2008 and the first, third and fourth quarters of fiscal year 2009 resulted from reduced restaurant sales and due to traffic declines resulting in lower margins from the deleveraging of labor, operating and general and administrative expenses, as well as increased asset impairment charges.

Note 19.	Subsequent Events

On October 15, 2009, the Company announced that it launched a Cash Flow Improvement and Capital Redeployment Plan (“the Plan”) focused on improving cash flow from operations, which includes closing approximately 25 underperforming stores in the first quarter of fiscal year 2010. After these closures, the Company will operate 96 restaurant locations and 15 culinary contract service locations and have 27 owned properties held for sale.

All but three of the affected locations are on sites owned by the Company. The Company is in the process of marketing these sites and anticipates they will be sold in an orderly manner over the next 18 to 24 months. Once sold, the Company will redeploy the capital to continue upgrades to its core base of stores, expand its culinary contract services and position itself for future store growth. In the short term, some of the proceeds from the sale of the closed units may be used to support near term negative cash flow from operations in order to maintain minimal debt levels.

The net carrying value of long lived assets of the stores included in the Plan was $24.8 million at August 26, 2009 and is included in “Property and equipment, net” on the consolidated balance sheet.

In conjunction with these store closings, the Company incurred a non-cash, pre-tax $19.0 million impairment charge in the fourth quarter of fiscal year 2009, related to property held for sale, property held for future use, and property in use. The non-cash, after-tax asset impairment charge had a $0.45 per diluted share affect on earnings per share for the quarter ended August 26, 2009. The closure of these locations will eliminate negative cash flow incurred from their operations, and is estimated to generate approximately $25 million to $30 million in cash from the sale of the properties based on current estimates of individual property values.

Current assets for the stores included in the Plan were $0.3 million at August 26, 2009, consisting of $0.2 million in inventory and approximately $50,000 in cash and accounts receivable.

Accrued expenses and other liabilities at August 26, 2009 were $0.8 million, primarily consisting of taxes other than income.

During fiscal year 2010, the Company estimates it will incur approximately $4.0 million to $4.6 million in cash expenditures related to the Plan, including: employee severances, payment of remaining accounts payable and other liabilities, and other store closure related costs. Beginning in the first quarter of fiscal year 2010, the results of operations from the closed stores will be reclassified to discontinued operations in the statements of operations for all periods presented. The Company anticipates approximately 5 to 10 additional locations may be adopted into the Plan within the next 24 months depending on future cash flow performance and lease terminations.

The Plan includes the following components: (1) the closure and sale of a number of the company’s under-performing assets as well as assets for relocation, (2) focus on sales development, labor productivity, and food and operating cost management at the remaining core locations and (3) increased emphasis on the expansion of the Company’s Culinary Contract Services. All components of this action plan are designed to right size and position the organization to operate more effectively in the current restaurant and food service management environment.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

We have had no disagreements with our accountants on any accounting or financial disclosures.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Control and Procedures

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of August 26, 2009. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of August 26, 2009, our disclosure controls and procedures were effective in providing reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Because of its inherent limitations, internal control over financial reporting may not prevent or detect material misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, management conducted an evaluation of the effectiveness of our internal control over financial reporting as of August 26, 2009 based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that evaluation, our management concluded that our internal control over financial reporting was effective as of August 26, 2009.

Grant Thornton LLP, the independent registered accounting firm that audited the Consolidated Financial Statements included in this report, has also audited the effectiveness our internal control over financial reporting as of August 26, 2009, as stated in their attestation report which is included under Item 8 of this report.

Attestation Report of the Registered Public Accounting Firm

Included in Item 8 of this report.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended August 26, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

On November 9, 2009, we entered into an amended and restated Revolving Credit Facility (the “New Credit Facility”) with the lenders party to our 2007 Revolving Credit Facility. For further discussion of the New Credit Facility, see Note 10, “Debt”, to our Consolidated Financial Statements included in Item 8 of Part II of this report.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

There is incorporated in this Item 10 by reference that portion of our definitive proxy statement for the 2010 annual meeting of shareholders appearing therein under the captions “Election of Directors,” “Corporate Governance,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Executive Officers,” and “Certain Relationships and Related Transactions.”

We have in place a Policy Guide on Standards of Conduct and Ethics applicable to all employees, as well as the board of directors, and Supplemental Standards of Conduct and Ethics for the Chief Executive Officer, Chief Financial Officer, Controller, and all senior financial officers. This Policy Guide and the Supplemental Standards were filed as exhibits to the Annual Report on Form 10-K for the fiscal year ended August 26, 2003 and can be found on our website at www.lubys.com. We intend to satisfy the disclosure requirement under Item 5.05 of Form 8-K regarding amendments to or waivers from the code of ethics or supplementary code of ethics by posting such information on our website at www.lubys.com.

Item 11.	Executive Compensation

There is incorporated in this Item 11 by reference that portion of our definitive proxy statement for the 2010 annual meeting of shareholders appearing therein under the captions “Director Compensation,” “Executive Compensation Committee Report,” “Executive Officers,” and “Certain Relationships and Related Transactions.”

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

There is incorporated in this Item 12 by reference that portion of our definitive proxy statement for the 2010 annual meeting of shareholders appearing therein under the captions “Ownership of Equity Securities in the Company” and “Principal Shareholders.”

Item 13.	Certain Relationships and Related Transactions, and Director Independence

There is incorporated in this Item 13 by reference that portion of our definitive proxy statement for the 2010 annual meeting of shareholders appearing therein under the caption “Certain Relationships and Related Transactions.”

Item 14.	Principal Accountant Fees and Services

There is incorporated in this Item 14 by reference that portion of our definitive proxy statement for the 2010 annual meeting of shareholders appearing therein under the caption “Fees Paid To The Independent Registered Public Accounting Firm.”

PART IV

Item 15.	Exhibits, Financial Statement Schedules

1.	Financial Statements

The following financial statements are filed as part of this Report:

Consolidated balance sheets at August 26, 2009, and August 27, 2008

Consolidated statements of operations for each of the three years in the period ended August 26, 2009

Consolidated statements of shareholders’ equity for each of the three years in the period ended August 26, 2009

Consolidated statements of cash flows for each of the three years in the period ended August 26, 2009

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

3.	Exhibits

The following exhibits are filed as a part of this Report:

3(a)	Amended and Restated Certificate of Incorporation of Luby’s, Inc. (filed as Exhibit 3.1) to the Company’s Quarterly Report on Form 10-Q for the quarter ended February 11, 2009, and incorporated herein by reference).

3(b)	Bylaws of Luby’s, Inc., as amended through July 9, 2008 (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K dated July 14, 2008, and incorporated herein by reference).

4(a)	Description of Common Stock Purchase Rights of Luby’s Cafeterias, Inc., incorporated herein by reference to Item 1 of the Company’s amended Registration Statement on Form 8-A/A filed on February 23, 2009.

4(b)	Amendment No. 1 dated December 19, 1991, to Rights Agreement dated April 16, 1991 (filed as Exhibit 4(b) to the Company’s Quarterly Report on Form 10-Q for the quarter ended November 30, 1991, and incorporated herein by reference).

4(c)	Amendment No. 2 dated February 7, 1995, to Rights Agreement dated April 16, 1991 (filed as Exhibit 4(d) to the Company’s Quarterly Report on Form 10-Q for the quarter ended February 28, 1995, and incorporated herein by reference).

4(d)	Amendment No. 3 dated May 29, 1995, to Rights Agreement dated April 16, 1991 (filed as Exhibit 4(d) to the Company’s Quarterly Report on Form 10-Q for the quarter ended May 31, 1995, and incorporated herein by reference).

4(e)	Amendment No. 4 dated March 8, 2001, to Rights Agreement dated April 16, 1991 (filed as Exhibit 99.1 to Amendment No. 4 to the Company’s Registration Statement on Form 8-A/A on March 22, 2001, and incorporated herein by reference).

4(f)	Amendment No. 5 dated February 26, 2004, to Rights Agreement dated April 16, 1991 between Luby’s, Inc. and American Stock Transfer & Trust Company, as Rights Agent (filed as Exhibit 1 to the Company’s Registration Statement on Form 8-A/A on April 14, 2004, and incorporated herein by reference).

4(g)	Amendment No. 6 dated March 20, 2006, to Rights Agreement dated April 16, 1991 between Luby’s, Inc. and American Stock Transfer & Trust Company, as Rights Agent (filed as Exhibit 1 to the Company’s Registration Statement on Form 8-A/A on March 23, 2007, and incorporated herein by reference).

4(h)	Amendment No. 7 dated October 29, 2007, to Rights Agreement dated April 16, 1991 between Luby’s, Inc. and American Stock Transfer & Trust Company, as Rights Agent (filed as Exhibit 1 to the Company’s Registration Statement on Form 8-A/A on October 30, 2007, and incorporated herein by reference).

4(i)	Amendment No. 8 dated February 20, 2009, to Rights Agreement dated April 16, 1991 between Luby’s, Inc. and American Stock Transfer & Trust Company, as Rights Agent (filed as Exhibit 9 to the Company’s Registration Statement on Form 8-A/A on February 23, 2009, and incorporated herein by reference).

4(j)	New Credit Facility dated July 13, 2007, among Luby’s, Inc., the lenders party thereto, Wells Fargo Bank, National Association, as Administrative Agent, and Amegy Bank, National Association, as Syndication Agent. (filed as Exhibit 4(i) to the Company’s Annual Report on Form 10-K for the fiscal year ended August 26, 2007, and incorporated herein by reference).

4(k)	First Amendment to Credit Agreement dated as of March 18, 2009, among the Company, the lenders party thereto, Wells Fargo Bank, National Association, as Administrative Agent, and Amegy Bank, National Association, as Syndication Agent (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K for March 18, 2009, and incorporated herein by reference).

4(l)	Credit Agreement dated as of November 9, 2009, among the Company, the lenders party thereto, Wells Fargo Bank, National Association, as Administrative Agent, and Amegy Bank, National Association, as Syndication Agent.

10(a)	Management Incentive Stock Plan of Luby’s Cafeterias, Inc. (filed as Exhibit 10(i) to the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 1989, and incorporated herein by reference).*

10(b)	Amendment to Management Incentive Stock Plan of Luby’s Cafeterias, Inc. adopted January 14, 1997 (filed as Exhibit 10(k) to the Company’s Quarterly Report on Form 10-Q for the quarter ended February 28, 1997, and incorporated herein by reference).*

10(c)	Nonemployee Director Deferred Compensation Plan of Luby’s Cafeterias, Inc. adopted October 27, 1994 (filed as Exhibit 10(g) to the Company’s Quarterly Report on Form 10-Q for the quarter ended November 30, 1994, and incorporated herein by reference).*

10(d)	Amendment to Nonemployee Director Deferred Compensation Plan of Luby’s Cafeterias, Inc. adopted January 14, 1997 (filed as Exhibit 10(m) to the Company’s Quarterly Report on Form 10-Q for the quarter ended February 28, 1997, and incorporated herein by reference).*

10(e)	Amendment to Nonemployee Director Deferred Compensation Plan of Luby’s Cafeterias, Inc. adopted March 19, 1998 (filed as Exhibit 10(o) to the Company’s Quarterly Report on Form 10-Q for the quarter ended February 28, 1998, and incorporated herein by reference).*

10(f)	Amended and Restated Nonemployee Director Stock Plan of Luby’s, Inc. adopted January 20, 2005, as amended January 24, 2007, as amended April 14, 2008 (filed as Exhibit 10(f) to the Company’s Annual Report on Form 10-K for the fiscal year ended August 27, 2008, and incorporated herein by reference).*

10(g)	Luby’s Cafeterias, Inc. Supplemental Executive Retirement Plan dated May 30, 1996 (filed as Exhibit 10(j) to the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 1996, and incorporated herein by reference).*

10(h)	Amendment to Luby’s Cafeterias, Inc. Supplemental Executive Retirement Plan adopted January 14, 1997 (filed as Exhibit 10(r) to the Company’s Quarterly Report on Form 10-Q for the quarter ended February 28, 1997, and incorporated herein by reference).*

10(i)	Amendment to Luby’s Cafeterias, Inc. Supplemental Executive Retirement Plan adopted January 9, 1998 (filed as Exhibit 10(u) to the Company’s Quarterly Report on Form 10-Q for the quarter ended February 28, 1998, and incorporated herein by reference).*

10(j)	Amendment to Luby’s Cafeterias, Inc. Supplemental Executive Retirement Plan adopted May 21, 1999 (filed as Exhibit 10(q) to the Company’s Quarterly Report on Form 10-Q for the quarter ended May 31, 1999, and incorporated herein by reference.)*

10(k)	Luby’s Incentive Stock Plan adopted October 16, 1998 (filed as Exhibit 10(cc) to the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 1998, and incorporated herein by reference).*

10(l)	Amended and Restated Luby’s Incentive Stock Plan adopted January 19, 2006 (filed as Exhibit 10(ee) to the Company’s Quarterly Report on Form 10-Q for the quarter ended February 15, 2006, and incorporated herein by reference).*

10(m)	Registration Rights Agreement dated March 9, 2001, by and among Luby’s, Inc., Christopher J. Pappas, and Harris J. Pappas (filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K dated March 9, 2001, and incorporated herein by reference).

10(n)	Purchase Agreement dated March 9, 2001, by and among Luby’s, Inc. Harris J. Pappas, and Christopher J. Pappas (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated March 9, 2001, and incorporated herein by reference).

10(o)	First Amendment to Purchase Agreement dated June 7, 2004, by and among Luby’s, Inc., Harris J. Pappas, and Christopher J. Pappas (filed as Exhibit 4(s) to the Company’s Quarterly Report on
Form 10-Q for the quarter ended May 5, 2004, and incorporated herein by reference).

10(p)	Second Amendment dated as of October 29, 2007 to Purchase Agreement, dated March 9, 2001, by and between Luby’s, Inc., Harris J. Pappas and Christopher J. Pappas (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K dated October 30, 2007, and incorporated herein by reference).

10(q)	Luby’s, Inc. Amended and Restated Nonemployee Director Phantom Stock Plan effective September 28, 2001 (filed as Exhibit 10(dd) to the Company’s Quarterly Report on Form 10-Q for the quarter ended February 13, 2002, and incorporated herein by reference).*

10(r)	Form of Indemnification Agreement entered into between Luby’s, Inc. and each member of its Board of Directors initially dated July 23, 2002 (filed as Exhibit 10(gg) to the Company’s Annual Report on Form 10-K for the fiscal year ended August 28, 2002, and incorporated herein by reference).

10(s)	Amended and Restated Affiliate Services Agreement dated July 23, 2002, by and among Luby’s, Inc., Pappas Restaurants, L.P., and Pappas Restaurants, Inc. (filed as Exhibit 10(hh) to the Company’s Annual Report on Form 10-K for the fiscal year ended August 28, 2002, and incorporated herein by reference).

10(t)	Master Sales Agreement dated July 23, 2002, by and among Luby’s, Inc., Pappas Restaurants, L.P., and Pappas Restaurants, Inc. and Procedure adopted by the Finance and Audit Committee of the Board of Directors on July 23, 2002, pursuant to Section 2.3 of the Master Sales Agreement (filed as Exhibit 10(ii) to the Company’s Annual Report on Form 10-K for the fiscal year ended August 28, 2002, and incorporated herein by reference).

10(u)	Agreement dated June 7, 2004, by and among Luby’s, Inc., Christopher J. Pappas, and Harris J. Pappas (filed as Exhibit 4(s) to the Company’s Quarterly Report on Form 10-Q for the quarter ended May 5, 2004, and incorporated herein by reference).

10(v)	Employment Agreement dated November 9, 2005, between Luby’s, Inc. and Christopher J. Pappas (filed as Exhibit 10(y) to the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2005, and incorporated herein by reference).*

10(w)	Amendment No. 1 dated as of October 29, 2007 to Employment Agreement dated as of March 9, 2001 between Luby’s, Inc. and Christopher J. Pappas (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated October 30, 2007, and incorporated herein by reference).*

10(x)	Employment Agreement dated November 9, 2005, between Luby’s, Inc. and Harris J. Pappas (filed as Exhibit 10(z) to the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2005, and incorporated herein by reference).*

10(y)	Amendment No. 1 dated as of October 29, 2007 to Employment Agreement dated as of March 9, 2001 between Luby’s, Inc. and Harris J. Pappas (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K dated October 30, 2007, and incorporated herein by reference).*

10(z)	Form of Restricted Stock Award Agreement pursuant to the Luby’s Incentive Stock Plan (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated November 15, 2007, and incorporated herein by reference).

10(aa)	Form of Incentive Stock Option Award Agreement pursuant to the Luby’s Incentive Stock Plan (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K dated November 15, 2007, and incorporated herein by reference).

11	Statement regarding computation of Per Share Earnings.**

14(a)	Policy Guide on Standards of Conduct and Ethics applicable to all employees, as well as the board of directors (filed as Exhibit 14(a) to the Company’s Annual Report on Form 10-K for the fiscal year ended August 26, 2003, and incorporated herein by reference).

14(b)	Supplemental Standards of Conduct and Ethics for the Chief Executive Officer, Chief Financial Officer, Controller, and all senior financial officers (filed as Exhibit 14(b) to the Company’s Annual Report on Form 10-K for the fiscal year ended August 26, 2003, and incorporated herein by reference).

21	Subsidiaries of the Company.

23.1	Consent of Grant Thornton LLP.

31.1	Rule 13a-14(a)/15d-14(a) certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Rule 13a-14(a)/15d-14(a) certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Section 1350 certification of the Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Section 1350 certification of the Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99(a)	Corporate Governance Guidelines of Luby’s, Inc., as amended October 28, 2004 (filed as Exhibit 99(a) to the Company’s Annual Report on Form 10-K for the fiscal year ended August 29, 2007, and incorporated herein by reference).

*	Denotes management contract or compensatory plan or arrangement.
**	Information required to be presented in Exhibit 11 is provided in Note 17 “Earnings Per Share” of the Notes to Consolidated Financial Statements under Part II, Item 8 of this Form 10-K in accordance with the provisions of FASB Statement of Financial Accounting Standards (SFAS) No. 128, Earnings per Share.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

November 9, 2009 Date		LUBY’S, INC. (Registrant)

	By:	/s/ CHRISTOPHER J. PAPPAS
Christopher J. Pappas
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature and Title	Date

/S/ GASPER MIR, III Gasper Mir, III, Director and Chairman of the Board	November 9, 2009

/S/ CHRISTOPHER J. PAPPAS Christopher J. Pappas, Director, President and Chief Executive Officer	November 9, 2009

/S/ HARRIS J. PAPPAS Harris J. Pappas, Director, and Chief Operating Officer	November 9, 2009

/S/ K. SCOTT GRAY K. Scott Gray, Senior Vice President and Chief Financial Officer	November 9, 2009

/S/ JUDITH B. CRAVEN Judith B. Craven, Director	November 9, 2009

/S/ ARTHUR R. EMERSON Arthur R. Emerson, Director	November 9, 2009

/S/ JILL GRIFFIN Jill Griffin, Director	November 9, 2009

/s/ J.S.B. JENKINS J.S.B. Jenkins, Director	November 9, 2009

/S/ FRANK MARKANTONIS Frank Markantonis, Director	November 9, 2009

/S/ JOE C. MCKINNEY Joe C. McKinney, Director	November 9, 2009

/S/ JIM W. WOLIVER Jim W. Woliver, Director	November 9, 2009

EXHIBIT INDEX

3(a)	Amended and Restated Certificate of Incorporation of Luby’s, Inc. (filed as Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended February 11, 2009, and incorporated herein by reference).

3(b)	Luby’s, Inc. Amended Bylaws dated July 9, 2008, as currently in effect (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K dated July 14, 2008, and incorporated herein by reference).

4(a)	Description of Common Stock Purchase Rights of Luby’s Cafeterias, Inc., incorporated herein by reference to Item 1 of the Company’s amended Registration Statement on Form 8-A/A filed on February 23, 2009.

4(b)	Amendment No. 1 dated December 19, 1991, to Rights Agreement dated April 16, 1991 (filed as Exhibit 4(b) to the Company’s Quarterly Report on Form 10-Q for the quarter ended November 30, 1991, and incorporated herein by reference).

4(c)	Amendment No. 2 dated February 7, 1995, to Rights Agreement dated April 16, 1991 (filed as Exhibit 4(d) to the Company’s Quarterly Report on Form 10-Q for the quarter ended February 28, 1995, and incorporated herein by reference).

4(d)	Amendment No. 3 dated May 29, 1995, to Rights Agreement dated April 16, 1991 (filed as Exhibit 4(d) to the Company’s Quarterly Report on Form 10-Q for the quarter ended May 31, 1995, and incorporated herein by reference).

4(e)	Amendment No. 4 dated March 8, 2001, to Rights Agreement dated April 16, 1991 (filed as Exhibit 99.1 to Amendment No. 4 to the Company’s Registration Statement on Form 8-A/A on March 22, 2001, and incorporated herein by reference).

4(f)	Amendment No. 5 dated February 26, 2004, to Rights Agreement dated April 16, 1991 between Luby’s, Inc. and American Stock Transfer & Trust Company, as Rights Agent (filed as Exhibit 1 to the Company’s Registration Statement on Form 8-A/A on April 14, 2004, and incorporated herein by reference).

4(g)	Amendment No. 6 dated March 20, 2006, to Rights Agreement dated April 16, 1991 between Luby’s, Inc. and American Stock Transfer & Trust Company, as Rights Agent (filed as Exhibit 1 to the Company’s Registration Statement on Form 8-A/A on March 23, 2007, and incorporated herein by reference).

4(h)	Amendment No. 7 dated October 29, 2007, to Rights Agreement dated April 16, 1991 between Luby’s, Inc. and American Stock Transfer & Trust Company, as Rights Agent (filed as Exhibit 1 to the Company’s Registration Statement on Form 8-A/A on October 30, 2007, and incorporated herein by reference).

4(i)	Amendment No. 8 dated February 20, 2009, to Rights Agreement dated April 16, 1991 between Luby’s, Inc. and American Stock Transfer & Trust Company, as Rights Agent (filed as Exhibit 9 to the Company’s Registration Statement on Form 8-A/A on February 23, 2009, and incorporated herein by reference).

4(j)	Credit Agreement dated July 13, 2007, among Luby’s, Inc., the lenders party thereto, Wells Fargo Bank, National Association, as Administrative Agent, and Amegy Bank, National Association, as Syndication Agent (filed as Exhibit 4(i) to the Company’s Annual Report on Form 10-K for the fiscal year ended August 29, 2007, and incorporated herein by reference).

4(k)	First Amendment to Credit Agreement dated as of March 18, 2009, among the Company, the lenders party thereto, Wells Fargo Bank, National Association, as Administrative Agent, and Amegy Bank, National Association, as Syndication Agent (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K for March 18, 2009, and incorporated herein by reference).

4(l)	New Credit Facility dated as of November 9, 2009, among the Company, the lenders party thereto, Wells Fargo Bank, National Association, as Administrative Agent, and Amegy Bank, National Association, as Syndication Agent.

10(a)	Management Incentive Stock Plan of Luby’s Cafeterias, Inc. (filed as Exhibit 10(i) to the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 1989, and incorporated herein by reference).*
10(b)	Amendment to Management Incentive Stock Plan of Luby’s Cafeterias, Inc. adopted January 14, 1997 (filed as Exhibit 10(k) to the Company’s Quarterly Report on Form 10-Q for the quarter ended February 28, 1997, and incorporated herein by reference).*

10(c)	Nonemployee Director Deferred Compensation Plan of Luby’s Cafeterias, Inc. adopted October 27, 1994 (filed as Exhibit 10(g) to the Company’s Quarterly Report on Form 10-Q for the quarter ended November 30, 1994, and incorporated herein by reference).*

10(d)	Amendment to Nonemployee Director Deferred Compensation Plan of Luby’s Cafeterias, Inc. adopted January 14, 1997 (filed as Exhibit 10(m) to the Company’s Quarterly Report on Form 10-Q for the quarter ended February 28, 1997, and incorporated herein by reference).*

10(e)	Amendment to Nonemployee Director Deferred Compensation Plan of Luby’s Cafeterias, Inc. adopted March 19, 1998 (filed as Exhibit 10(o) to the Company’s Quarterly Report on Form 10-Q for the quarter ended February 28, 1998, and incorporated herein by reference).*

10(f)	Amended and Restated Nonemployee Director Stock Plan of Luby’s, Inc. adopted January 20, 2005, as amended January 24, 2007, as amended April 14, 2008 (filed as Exhibit 10(f) to the Company’s Annual Report on Form 10-K for the fiscal year ended August 27, 2008, and incorporated herein by reference).*

10(g)	Luby’s Cafeterias, Inc. Supplemental Executive Retirement Plan dated May 30, 1996 (filed as Exhibit 10(j) to the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 1996, and incorporated herein by reference).*

10(h)	Amendment to Luby’s Cafeterias, Inc. Supplemental Executive Retirement Plan adopted January 14, 1997 (filed as Exhibit 10(r) to the Company’s Quarterly Report on Form 10-Q for the quarter ended February 28, 1997, and incorporated herein by reference).*

10(i)	Amendment to Luby’s Cafeterias, Inc. Supplemental Executive Retirement Plan adopted January 9, 1998 (filed as Exhibit 10(u) to the Company’s Quarterly Report on Form 10-Q for the quarter ended February 28, 1998, and incorporated herein by reference).*

10(j)	Amendment to Luby’s Cafeterias, Inc. Supplemental Executive Retirement Plan adopted May 21, 1999 (filed as Exhibit 10(q) to the Company’s Quarterly Report on Form 10-Q for the quarter ended May 31, 1999, and incorporated herein by reference.)*

10(k)	Luby’s Incentive Stock Plan adopted October 16, 1998 (filed as Exhibit 10(cc) to the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 1998, and incorporated herein by reference).*

10(l)	Amended and Restated Luby’s Incentive Stock Plan adopted January 19, 2006 (filed as Exhibit 10(ee) to the Company’s Quarterly Report on Form 10-Q for the quarter ended February 15, 2006, and incorporated herein by reference).*

10(m)	Registration Rights Agreement dated March 9, 2001, by and among Luby’s, Inc., Christopher J. Pappas, and Harris J. Pappas (filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K dated March 9, 2001, and incorporated herein by reference).

10(n)	Purchase Agreement dated March 9, 2001, by and among Luby’s, Inc. Harris J. Pappas, and Christopher J. Pappas (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated March 9, 2001, and incorporated herein by reference).

10(o)	First Amendment to Purchase Agreement dated June 7, 2004, by and among Luby’s, Inc., Harris J. Pappas, and Christopher J. Pappas (filed as Exhibit 4(s) to the Company’s Quarterly Report on Form 10-Q for the quarter ended May 5, 2004, and incorporated herein by reference).

10(p)	Second Amendment dated as of October 29, 2007 to Purchase Agreement, dated March 9, 2001, by and among Luby’s, Inc., Harris J. Pappas and Christopher J. Pappas (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K dated October 30, 2007, and incorporated herein by reference).

10(q)	Luby’s, Inc. Amended and Restated Nonemployee Director Phantom Stock Plan effective September 28, 2001 (filed as Exhibit 10(dd) to the Company’s Quarterly Report on Form 10-Q for the quarter ended February 13, 2002, and incorporated herein by reference).*

10(r)	Form of Indemnification Agreement entered into between Luby’s, Inc. and each member of its Board of Directors initially dated July 23, 2002 (filed as Exhibit 10(gg) to the Company’s Annual Report on Form 10-K for the fiscal year ended August 28, 2002, and incorporated herein by reference).

10(s)	Amended and Restated Affiliate Services Agreement dated July 23, 2002, by and among Luby’s, Inc., Pappas Restaurants, L.P., and Pappas Restaurants, Inc. (filed as Exhibit 10(hh) to the Company’s Annual Report on Form 10-K for the fiscal year ended August 28, 2002, and incorporated herein by reference).

10(t)	Master Sales Agreement dated July 23, 2002, by and among Luby’s, Inc., Pappas Restaurants, L.P., and Pappas Restaurants, Inc. and Procedure adopted by the Finance and Audit Committee of the Board of Directors on July 23, 2002, pursuant to Section 2.3 of the Master Sales Agreement (filed as Exhibit 10(ii) to the Company’s Annual Report on Form 10-K for the fiscal year ended August 28, 2002, and incorporated herein by reference).

10(u)	Agreement dated June 7, 2004, by and among Luby’s, Inc., Christopher J. Pappas, and Harris J. Pappas (filed as Exhibit 4(s) to the Company’s Quarterly Report on Form 10-Q for the quarter ended May 5, 2004, and incorporated herein by reference).

10(v)	Employment Agreement dated November 9, 2005, between Luby’s, Inc. and Christopher J. Pappas. (filed as Exhibit 10(y) to the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2005, and incorporated herein by reference).*

10(w)	Amendment No. 1 dated as of October 29, 2007 to Employment Agreement dated as of March 9, 2001 between Luby’s, Inc. and Christopher J. Pappas (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated October 30, 2007, and incorporated herein by reference).*

10(x)	Employment Agreement dated November 9, 2005, between Luby’s, Inc. and Harris J. Pappas (filed as Exhibit 10(z) to the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2005, and incorporated herein by reference).*

10(y)	Amendment No. 1 dated as of October 29, 2007 to Employment Agreement dated as of March 9, 2001 between Luby’s, Inc. and Harris J. Pappas (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K dated October 30, 2007, and incorporated herein by reference).*

10(z)	Form of Restricted Stock Award Agreement pursuant to the Luby’s Incentive Stock Plan (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated November 15, 2007, and incorporated herein by reference).

10(aa)	Form of Incentive Stock Option Award Agreement pursuant to the Luby’s Incentive Stock Plan (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K dated November 15, 2007, and incorporated herein by reference).

11	Statement regarding computation of Per Share Earnings.**

14(a)	Policy Guide on Standards of Conduct and Ethics applicable to all employees, as well as the board of directors (filed as Exhibit 14(a) to the Company’s Annual Report on Form 10-K for the fiscal year ended August 26, 2003, and incorporated herein by reference).

14(b)	Supplemental Standards of Conduct and Ethics for the Chief Executive Officer, Chief Financial Officer, Controller, and all senior financial officers (filed as Exhibit 14(b) to the Company’s Annual Report on Form 10-K for the fiscal year ended August 26, 2003, and incorporated herein by reference).

21	Subsidiaries of the Company.

23.1	Consent of Grant Thornton LLP.

31.1	Rule 13a-14(a)/15d-14(a) certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Rule 13a-14(a)/15d-14(a) certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Section 1350 certification of the Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Section 1350 certification of the Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99(a)	Corporate Governance Guidelines of Luby’s, Inc., as amended October 28, 2004 (filed as Exhibit 99(a) to the Company’s Annual Report on Form 10-K for the fiscal year ended August 29, 2007, and incorporated herein by reference).

*	Denotes management contract or compensatory plan or arrangement.
**	Information required to be presented in Exhibit 11 is provided in Note 17 “Earnings Per Share” of the Notes to Consolidated Financial Statements under Part II, Item 8 of this Form 10-K in accordance with the provisions of FASB Statement of Financial Accounting Standards (SFAS) No. 128, Earnings per Share.