Form 10-Q
period 2009-11-18
LUBYS INC
filed 2009-12-22
CIK 16099

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 18, 2009

or

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

As of December 10, 2009, there were 28,023,986 shares of the registrant’s common stock outstanding.

Luby’s, Inc.

Form 10-Q

Quarter ended November 18, 2009

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

Part I - FINANCIAL INFORMATION

Item 1.	Financial Statements

Luby’s, Inc.

Consolidated Balance Sheets

(In thousands, except share data)

	November 18, 2009	August 26, 2009
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$980	$882
Trade accounts and other receivables, net	1,534	1,463
Food and supply inventories	3,492	2,801
Prepaid expenses	793	655
Assets related to discontinued operations	158	391
Deferred income taxes	269	192

Total current assets	7,226	6,384
Property and equipment, net	143,353	146,250
Long-term investments	5,080	6,903
Deferred incomes taxes	6,467	5,082
Property held for sale	3,858	3,858
Assets related to discontinued operations	24,252	25,794
Other assets	173	241

Total assets	$190,409	$194,512

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$9,563	$11,541
Liabilities related to discontinued operations	1,452	1,888
Accrued expenses and other liabilities	15,057	14,045

Total current liabilities	26,072	27,474
Credit facility debt	600	—
Liabilities related to discontinued operations	456	382
Other liabilities	3,561	3,524

Total liabilities	30,689	31,380

Commitments and Contingencies
SHAREHOLDERS’ EQUITY
Common stock, $0.32 par value; 100,000,000 shares authorized; shares issued were 28,523,151 and 28,494,511, respectively; shares outstanding were 28,023,151 and 27,994,511, respectively	9,129	9,118
Paid-in capital	22,283	21,989
Retained earnings	133,083	136,800
Less cost of treasury stock, 500,000 shares	(4,775)	(4,775)

Total shareholders’ equity	159,720	163,132

Total liabilities and shareholders’ equity	$190,409	$194,512

The accompanying notes are an integral part of these consolidated financial statements.

Luby’s, Inc.

Consolidated Statements of Operations (unaudited)

(In thousands except per share data)

	Quarter Ended
	November 18, 2009	November 19, 2008
	(12 weeks)	(12 weeks)
SALES:
Restaurant sales	$48,426	$57,006
Culinary contract services	3,292	3,002

TOTAL SALES	51,718	60,008
COSTS AND EXPENSES:
Cost of food	12,983	15,614
Payroll and related costs	18,454	20,812
Other operating expenses	11,853	13,575
Opening costs	39	61
Cost of culinary contract services	2,927	2,660
Depreciation and amortization	3,522	3,647
General and administrative expenses	5,482	6,110
Net loss (gain) on disposition of property and equipment	311	(212)

Total costs and expenses	55,571	62,267

LOSS FROM OPERATIONS	(3,853)	(2,259)
Interest income	9	119
Interest expense	(128)	(86)
Impairment charge for decrease in fair value of investments	(459)	—
Other income, net	198	259

Loss before income taxes and discontinued operations	(4,233)	(1,967)
Benefit for income taxes	(1,367)	(666)

Loss from continuing operations	(2,866)	(1,301)
Loss from discontinued operations, net of income taxes	(851)	(891)

NET LOSS	$(3,717)	$(2,192)

Loss per share from continuing operations:
Basic	$(0.10)	$(0.05)
Assuming dilution	(0.10)	(0.05)

Loss per share from discontinued operations:
Basic	$(0.03)	$(0.03)
Assuming dilution	(0.03)	(0.03)

Net loss per share:
Basic	$(0.13)	$(0.08)
Assuming dilution	(0.13)	(0.08)

Weighted average shares outstanding:
Basic	28,111	28,068
Assuming dilution	28,111	28,068

The accompanying notes are an integral part of these consolidated financial statements.

Note: The Company’s Cash Flow Improvement and Capital Redeployment Plan (“the Plan”) was approved in the first quarter of fiscal year 2010. As a result, the Company reclassified 24 stores to discontinued operations for current and prior fiscal years.

Luby’s, Inc.

Consolidated Statement of Shareholders’ Equity (unaudited)

(In thousands)

	Common Stock						Total Shareholders’ Equity
	Issued		Treasury		Paid-In Capital	Retained Earnings
	Shares	Amount	Shares	Amount
BALANCE AT AUGUST 26, 2009	28,494	$9,118	(500)	$(4,775)	$21,989	$136,800	$163,132
Net loss	—		—	—	—	(3,717)	(3,717)
Common stock issued under nonemployee director benefit plans	12	4	—	—	59	—	63
Common stock issued under employee benefit plans	17	7	—	—	235	—	242

BALANCE AT NOVEMBER 18, 2009	28,523	$9,129	(500)	$(4,775)	$22,283	$133,083	$159,720

The accompanying notes are an integral part of these consolidated financial statements.

Luby’s, Inc.

Consolidated Statements of Cash Flows (unaudited)

(In thousands)

	Quarter ended
	November 18, 2009	November 19, 2008
	(12 weeks)	(12 weeks)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,717)	$(2,192)
Adjustments to reconcile net loss to net cash provided by operating activities:
Provision for asset impairments, net of gains and losses on property sales	(862)	(210)
Depreciation and amortization	3,799	4,365
Impairment charge for decrease in fair value of investments	459
Amortization of debt issuance cost	67	20
Non-cash compensation expense	63	68
Share-based compensation expense	242	283
Deferred tax benefit	(1,899)	(1,264)

Cash provided by (used in) operating activities before changes in operating assets and liabilities	(1,848)	1,070
Changes in operating assets and liabilities:
Increase in trade accounts and other receivables, net	(64)	(572)
Increase in food and supply inventories	(461)	(945)
Increase in prepaid expenses and other assets	(142)	(1,046)
(Decrease) increase in accounts payable, accrued expenses and other liabilities	(1,434)	3,146

Net cash provided by (used in) operating activities	(3,949)	1,653

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from redemption of long-term investments	1,364	500
Proceeds from disposal of assets and property held for sale	3,016	1,111
Purchases of property and equipment	(933)	(5,477)

Net cash provided by (used in) investing activities	3,447	(3,866)

CASH FLOWS FROM FINANCING ACTIVITIES:
Credit facility borrowings	16,400	5,000
Credit facility repayments	(15,800)	(5,000)

Net cash provided by financing activities	600	—

Net decrease in cash and cash equivalents	98	(2,213)
Cash and cash equivalents at beginning of period	882	4,566

Cash and cash equivalents at end of period	$980	$2,353

Cash paid for:
Income taxes	$—	$—
Interest	34	67

The accompanying notes are an integral part of these consolidated financial statements.

Luby’s, Inc.

Notes to Consolidated Financial Statements (unaudited)

November 18, 2009

Note 1. Basis of Presentation

The accompanying unaudited consolidated financial statements of Luby’s, Inc. (the “Company” or “Luby’s”) have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements that are prepared for the Company’s Annual Report on Form 10-K. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the period ended November 18, 2009 are not necessarily indicative of the results that may be expected for the fiscal year ending August 25, 2010.

The balance sheet dated August 26, 2009, included in this Form 10-Q, has been derived from the audited financial statements at that date. However, this Form 10-Q does not include all of the information and footnotes required by GAAP for an annual filing of complete financial statements. Therefore, these financial statements should be read in conjunction with the consolidated financial statements and footnotes included in the Company’s Annual Report on Form 10-K for the fiscal year ended August 26, 2009.

The results of operations, assets and liabilities for all units included in the disposal plan have been reclassified to discontinued operations in the statements of operations and balance sheets for all periods presented.

Events subsequent to the Company’s fiscal quarter ended November 18, 2009 through the date of issuance, December 22, 2009, are evaluated to determine if the nature and significance of the event warrant inclusion in the Company’s quarterly report. The Company determined there were no subsequent events warranting inclusion.

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

Note 3. Fair Value Measurement

The Financial Accounting Standards Board (“ FASB”) issued Accounting Standards Codification (“ASC”) Topic 820, Fair Value Measurements (“ASC 820”), which defines fair value, establishes a framework for using fair value to measure assets and liabilities, and expands disclosure about fair value measurements. ASC 820 applies whenever other statements require or permit asset or liabilities to be measured at fair value. The Company adopted the provisions of ASC 820 at the beginning of the first quarter of fiscal year 2009.

ASC 820 establishes a three-tier fair value hierarchy, which prioritizes the inputs used to measure fair value. These tiers include:

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

As of November 18, 2009, the Company held auction rate securities, which are classified as available-for-sale investments under long-term investments on the balance sheet and are required to be measured at fair value on a recurring basis. As discussed in Note 4 below, the continued illiquidity in the auction rate market has affected the fair market value of the Company’s auction rate securities because the auctions continue to fail. Therefore, in the absence of an active market, the Company estimated the fair value of these investments using price submissions from traders specializing in the securities. These traders considered, among other things, the collateralization underlying the security, the creditworthiness of the counterparty, the timing of the expected future cash flows, the interest rate of the Company’s investments compared to similar investments, the current illiquidity of the investments, and the estimated next successful auction of the security.

Management believes the Company will more likely than not sell its auction rate securities prior to maturity or prior to the time when the securities can be sold for par value. The market for the Company’s auction rate securities has not been liquid for an extended time and the credit risk of the security issuers and related insurers is uncertain. Therefore, the Company considers the impairment of its auction rate securities to be “other-than-temporary”.

As a result of the “other-than-temporary” decline in the fair value of the Company’s auction rate securities investments, the Company recorded a realized holding loss of approximately $0.5 million during the quarter ended November 18, 2009 and zero during the quarter ended November 19, 2008. Any recoveries of previous recognized losses will not be recognized until the security is sold. Any future decrease in fair value related to these investments will increase the Company’s recognized loss in these securities.

The assets measured at fair value on a recurring basis were as follows:

	Fair Value Measurement at November 18, 2009 Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
		(In thousands)
Balance at August 27, 2008	$—	$—	$8,525
Purchase of long-term investments	—	—	—
Sale of long-term investments	—	—	(625)
Total gains or losses (realized and unrealized):
Included in net income (loss)	—	—	(997)

Balance at August 26, 2009	—	—	6,903
Purchase of long-term investments	—	—	—
Sale of long-term investments	—	—	(1,364)
Total gains or losses (realized and unrealized):
Included in net income (loss)	—	—	(459)

Balance at November 18, 2009	$—	$—	$5,080

The carrying value of cash and cash equivalents, trade accounts and other receivable, accounts payable and accrued expenses approximate fair value based on the short term nature of these accounts. The carrying value of credit facility debt approximates fair value based on the recent renegotiated terms of our credit facility.

Note 4. Investments

Investments include available-for-sale securities which are reported at fair value with unrealized gains and losses excluded from earnings and reported in shareholders’ equity unless such losses are considered “other-than-temporary”. The Company recorded $7.2 million par value ($5.1 million fair value) and $8.7 million par value ($6.9 million fair value) as of November 18, 2009 and August 26, 2009, respectively, in auction rate municipal bonds as long-term investments. Adjustments to fair value were recorded in fiscal years 2008 and 2009 and the first quarter of fiscal year 2010 based on the continued illiquidity of the auction rate securities market and a valuation of the securities. The Company recognized cumulative unrealized losses of $2.1 million and $1.8 million losses as of November 18, 2009 and August 26, 2009, respectively, including a $0.5 million loss recognized in the quarter ended November 18, 2009, which were considered “other-than-temporary” and are recorded as a charge to earnings.

Currently, there are no active markets for the Company’s auction rate securities. Therefore, the Company estimated the fair value using valuation models and methodologies. Based on these valuation models and methodologies and on the possible long-term illiquidity of the markets, the Company recognized an “other-than-temporary” impairment. See Note 3, “Fair Value Measurement,” above.

The auction rate municipal securities are long-term debt obligations that are secured by certain revenue streams (airport, sewer, hospital, etc.). These auction rate securities have insurance policies guaranteeing, with respect to each bond, the payment of principal and accrued interest, as scheduled, if the issuer is unable to service the debt and have been issued ratings ranging from A1 – Aaa (Moody’s) and AA – AAA (Standard and Poor’s). The bonds have experienced this disparity in credit ratings because of the insurance company’s revised credit ratings issued by Moody’s and Standard and Poor’s. If these securities continue to fail at auction, interest income will continue to accrue at a designated benchmark rate plus a premium; otherwise, they will be sold. At each of the resets between February 12, 2008 and November 18, 2009, the Company received all accrued interest due.

When normal trading on the auction rate securities market halted in February 2008, the Company had sell orders on all of its holdings. The Company received par and book value of $0.625 million plus accrued interest on the bonds in fiscal year 2009. During the first quarter ended November 18, 2009, the Company sold one auction rate municipal bond with a par value of $1.6 million ($1.3 million book value) at a 12% discount and received $1.4 million including accrued interest.

These municipal bonds have underlying maturity dates ranging from June 1, 2019 through February 1, 2042 offering rates tied to benchmarks plus a premium. Historically, the auction process allowed investors to obtain immediate liquidity by selling the securities at their face amounts. Liquidity for these securities was historically provided by entering sales orders through a Dutch-auction process that resets interest rates on these investments every 7, 28 or 35 days. However, the disruptions in the credit markets have continued to adversely affect the auction market for these types of securities.

Note 5. Income Taxes

For the quarter ended November 18, 2009, including both continuing and discontinued operations, the Company generated a gross taxable loss of approximately $4.3 million. No cash payments of estimated income taxes were made during the quarter ended November 18, 2009.

Deferred tax assets and liabilities are recorded based on differences between the financial reporting basis and the tax basis of assets and liabilities using currently enacted rates and laws that will be in effect when the differences are expected to reverse. Deferred tax assets are recognized to the extent future taxable income is expected to be sufficient to utilize those assets prior to their expiration. If current available information raises doubt about the realization of the deferred tax assets, a valuation allowance would be necessary. A valuation allowance for deferred tax assets may be required if recovery of prior taxes by carrying back current losses to prior years is not available, if the Company projects lower levels of future taxable income, or if the Company recently experienced consecutive pretax losses. Such a valuation allowance would be established through a charge to income tax expense which would adversely affect the Company’s reported operating results. Management concluded that for the quarter ended November 18, 2009 an increase in the valuation allowance of approximately $69,000 was necessary. The valuation allowance partially offsets the Company’s operating loss (“NOL”) carryovers to future years and its carryover of general business tax credits.

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

Note 6. Property and Equipment

The cost and accumulated depreciation of property and equipment at November 18, 2009 and August 26, 2009, together with the related estimated useful lives used in computing depreciation and amortization, were as follows:

	November 18, 2009	August 26, 2009	Estimated Useful Lives
	(In thousands)
Land	$40,540	$40,540	—
Restaurant equipment and furnishings	92,254	92,153	3 to 15 years
Buildings	148,108	148,003	20 to 33 years
Leasehold and leasehold improvements	22,844	22,722	Lesser of lease term or estimated useful life
Office furniture and equipment	6,292	6,280	3 to 10 years
Construction in progress	473	544	—

	310,511	310,242
Less accumulated depreciation and amortization	(167,158)	(163,992)

Property and equipment, net	$143,353	$146,250

Note 7. Impairment of Long-Lived Assets, Discontinued Operations and Property Held for Sale

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

Discontinued Operations

As a result of the first quarter fiscal year 2010 adoption of the Company’s Cash Flow Improvement and Capital Redeployment Plan (“the Plan”), the Company reclassified 24 operating stores to discontinued operations. The results of operations, assets and liabilities for all units included in the disposal plan have been reclassified to discontinued operations in the statement of operations and balance sheets for all periods presented.

The following table sets forth the sales and pretax losses reported for all discontinued locations:

	Quarter ended
	November 18, 2009	November 19, 2008
	(12 weeks)	(12 weeks)
	(In thousands, except discontinued locations and per share data)
Sales	$3,747	$8,939
Pretax losses	(1,285)	(1,360)
Income tax benefit on discontinued operations	434	469
Net loss on discontinued operations	(851)	(891)
Effect on EPS from pretax losses:
Basic	(0.05)	(0.05)
Discontinued locations closed during the period	23	—

When the Company formally settles lease terminations or reaches definitive agreements to terminate leases in communication with the Plan, the related charges will be recorded. For the periods presented, no lease exit costs associated with the business plan met these criteria and are not accrued as of that date. Furthermore, the Company did not accrue future rental costs in instances where locations closed; since management has the ability to sublease at amounts equal to or greater than the rental costs. The Company incurred $0.7 million and zero in employee settlement costs in the quarters ended November 18, 2009 and November 19, 2008, respectively.

The following table summarizes discontinued operations for the periods presented:

	Quarter ended
	November 18, 2009	November 19, 2008
	(12 weeks)	(12 weeks)
	(In thousands, except per share data)
Impairments	$—	$—
Gains (Losses)	1,172	(2)

Net impairments	1,172	(2)
Other	(2,023)	(889)

Discontinued operations	(851)	(891)
Effect on EPS from net impairments - decrease - basic	$0.04	$—

Effect on EPS from discontinued operations - decrease - basic	$(0.03)	$(0.03)

Within discontinued operations, the Company offsets gains from applicable property disposals against total impairments. The amounts in the table described as “Other” include employment termination and shut-down costs, as well as operating losses through each restaurant’s closing date and carrying costs until the locations are finally disposed.

The impairment charges included above relate to properties closed and designated for immediate disposal. The assets of these individual operating units have been written down to their net realizable values. In turn, the related properties have either been sold or are being actively marketed for sale. All dispositions are expected to be completed within one to three years. Within discontinued operations, the Company also recorded the related fiscal year-to-date net operating results, employee terminations and basic carrying costs of the closed units.

Property Held for Sale

Property held for sale includes unimproved land, closed restaurant properties and related equipment for locations not classified as discontinued operations. The specific assets are valued at the lower of net depreciable value or net realizable value.

At August 26, 2009, the Company had a total of four owned properties and four ground leases recorded at approximately $3.9 million in property held for sale.

As discussed above under “Discontinued Operations,” in the first quarter of fiscal year 2010, the Company adopted the Plan, which included closing 23 underperforming stores. The closed stores consisted of 21 owned properties and two in-line leases in strip malls that the Company will attempt to sublease or settle. In addition, the Company decided to market for sale three unimproved properties, two of which are ground leases and one which is owned. The Plan assets also include a ground lease location that was closed in fiscal year 2009 and not previously in property held for sale.

In conjunction with the Plan adoption, the Company recorded in the fourth quarter of fiscal year 2009 a non-cash, pre-tax $19.0 million impairment charge. Of the total impairment charge, $13.1 million related to the newly closed locations, $4.4 million related to stores that have not been closed, $0.9 million related to stores previously closed, and $0.6 million related to unimproved properties that will be sold.

During the first quarter of fiscal year 2010, two of the recently closed stores were sold.

As of November 18, 2009, the Company had 24 owned properties held for sale with a carrying value of approximately $3.9 million as properties held for sale and $23.0 million included in assets related to discontinued operations in the consolidated balance sheet. There are a total of seven ground leases for sale; five include restaurant buildings and two do not. All of the ground leased assets have zero carrying value on the Company’s balance sheet. The two in-line leased properties also have a carrying value of zero. The Company is actively marketing the locations currently classified as property held for sale.

The Company’s results of discontinued operations will be affected by the disposal of properties held for sale to the extent proceeds from the sales exceed or are less than net book value.

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

From time to time, the Company is subject to various other private lawsuits, administrative proceedings and claims that arise in the ordinary course of its business. A number of these lawsuits, proceedings and claims may exist at any given time. These matters typically involve claims from guests, employees and others related to issues common to the restaurant industry. The Company currently believes that the final disposition of these types of lawsuits, proceedings and claims will not have a material adverse effect on its financial position, results of operations or liquidity. It is possible, however, that the Company’s future results of operations for a particular quarter or fiscal year could be impacted by changes in circumstances relating to lawsuits, proceedings or claims.

Construction Activity

From time to time, the Company enters into non-cancelable contracts for the construction of its new restaurants. This construction activity exposes the Company to the risks inherent in new construction including but not limited to rising material prices, labor shortages, delays in getting required permits and inspections, adverse weather conditions, and injuries sustained by workers. The Company has no non-cancelable contracts as of November 18, 2009.

Note 9. Related Parties

Affiliate Services

The Company’s Chief Executive Officer, Christopher J. Pappas, and Chief Operating Officer, Harris J. Pappas, own two restaurant entities (the “Pappas entities”) that may provide services to the Company and its subsidiaries, as detailed in the Master Sales Agreement dated December 9, 2005 among the Company and the Pappas entities.

Under the terms of the Master Sales Agreement, the Pappas entities may provide specialized (customized) equipment fabrication and basic equipment maintenance, including stainless steel stoves, shelving, rolling carts, and chef tables. The total costs under the Master Sales Agreement of custom-fabricated and refurbished equipment in the quarters ended November 18, 2009 and November 19, 2008 were $26,000 and $150,000, respectively. Services provided under this agreement are subject to review and approval by the Finance and Audit Committee.

Operating Leases

The Company previously leased from the Pappas entities property that was used to accommodate the Company’s in-house repair and fabrication center, which was referred to as the Houston Service Center. The Company terminated this lease in August 2008. The Company paid zero dollars pursuant to the terms of this lease in the quarters ended November 18, 2009 and November 19, 2008. The Company leases from an unrelated third party a new property that combines both the offices of the Company’s Facility Services and Warehouse Operations. The property is approximately 60,000 square feet.

The Company also previously leased from the Pappas entities approximately 27,000 square feet of warehouse space to complement the Houston Service Center at a monthly rate of approximately $0.21 per square foot. The Company paid zero dollars pursuant to the terms of this lease in the quarters ended November 18, 2009 and November 19, 2008. On February 29, 2008, the Company terminated this lease.

In the third quarter of fiscal year 2004, Messrs. Pappas became partners in a limited partnership which purchased a retail strip center in Houston, Texas. Messrs. Pappas collectively own a 50% limited partnership interest and a 50% general partnership interest in the limited partnership. A third party company manages the center. One of the Company’s restaurants has rented approximately 7% of the space in that center since July 1969. No changes were made to the Company’s lease terms as a result of the transfer of ownership of the center to the new partnership. The Company made payments of $57,000 and $46,300 in the quarter ended November 18, 2009 and November 19, 2008, respectively, under the lease agreement that currently includes an annual base rate of $14.64 per square foot.

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

Affiliated rents paid for the Houston Service Center, the separate storage facility and the Houston property leases combined represented 5.4% and 4.0% of total rents for continuing operations for the quarter ended November 18, 2009 and November 19, 2008, respectively.

	Quarter ended
	November 18, 2009	November 19, 2008
	(12 weeks)	(12 weeks)
	(In thousands, except percentages)
AFFILIATED COSTS INCURRED:
General and administrative expenses – professional and other costs	$13	$50
Capital expenditures – custom-fabricated and refurbished equipment and furnishings	26	150
Other operating expenses and opening costs, including property leases	57	50

Total	$96	$250

RELATIVE TOTAL COMPANY COSTS:
General and administrative expenses	$5,482	$6,110
Capital expenditures	868	4,742
Other operating expenses and opening costs	11,892	13,636

Total	$18,242	$24,488

AFFILIATED COSTS INCURRED AS A PERCENTAGE OF RELATIVE TOTAL COMPANY COSTS	0.53%	1.02%

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

Christopher J. Pappas is a member of the advisory board of Amegy Bank, National Association, which is a lender and syndication agent under the Company’s 2009 amended and restated revolving credit facility (“New Credit Facility”).

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

Paulette Gerukos, Vice President of Human Resources of the Company, is the sister-in-law of Harris J. Pappas, the Chief Operating Officer.

Note 10. Share-Based Compensation

Stock Options

The Company has an Incentive Stock Plan for officers and employees together (“Employee Stock Plans”) and a Non-employee Director Stock Option Plan for non-employee directors. These plans authorize the granting of stock options, restricted stock and other types of awards consistent with the purpose of the plans. Approximately 2.8 million shares are authorized for issuance under the Company’s plans as of November 18, 2009, of which approximately 1.3 million shares are available for future issuance. Stock options granted under the Incentive Stock Plan and the Non-employee Director Stock Option Plan have an exercise price equal to the market price of the Company’s common stock at the date of grant. Option awards under the Employee Stock Plans generally vest 25% each year on the anniversary of the grant date and expire six to ten years from the grant date. Option awards under the Non-employee Director Stock Option Plan generally vest 100% on the first anniversary of the grant date and expire ten years from the grant date.

A summary of the Company’s stock option activity for the quarter ended November 18, 2009 is presented below:

	Shares Under Fixed Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
			(Years)	(In thousands)
Outstanding at August 26, 2009	1,025,451	$8.77	4.58	$43
Granted	—
Exercised	—
Forfeited or Expired	—

Outstanding at November 18, 2009	1,025,451	8.77	4.35

Exercisable at November 18, 2009	551,657	$10.68	2.74	$24

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

A summary of the Company’s restricted stock activity during the quarter ended November 18, 2009 is presented in the following table:

	Restricted Stock Units	Weighted-Average Fair Value	Weighted-Average Remaining Contractual Term
		(Per share)	(Years)
Unvested at August 26, 2009	80,155	$9.62	1.06
Granted	—	—	—
Vested	20,969	10.28	—
Forfeited	10	10.28	—

Unvested at November 18, 2009	59,176	$9.37	1.15

Note 11. Earnings Per Share

Basic net income per share is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding for the reporting period. Diluted net income per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. For the calculation of diluted net income per share, the basic weighted average number of shares is increased by the dilutive effect of stock options determined using the treasury stock method. Stock options with exercise prices exceeding current market prices that were excluded from the computation of net income per share amounted to approximately 1,010,000 shares and 653,000 shares for the quarter ended November 18, 2009 and November 19, 2008, respectively.

The components of basic and diluted net income per share are as follows:

	Quarter ended
	November 18, 2009	November 19, 2008
	(12 weeks)	(12 weeks)
Numerator:
Loss from continuing operations	(2,866)	(1,301)
Loss from discontinued operations	$(851)	$(891)

Net loss	$(3,717)	$(2,192)

Denominator:
Denominator for basic earnings per share – weighted-average shares	28,111	28,068
Effect of potentially dilutive securities:
Employee and non-employee stock options	—	—

Denominator for earnings per share assuming dilution	28,111	28,068

Loss per share from continuing operations:
Basic	$(0.10)	$(0.05)
Assuming dilution	$(0.10)	$(0.05)

Loss per share from discontinued operations:
Basic	$(0.03)	$(0.03)
Assuming dilution	$(0.03)	$(0.03)

Net loss per share:
Basic	$(0.13)	$(0.08)
Assuming dilution	$(0.13)	$(0.08)

Note 12. New Accounting Pronouncements

On August 27, 2009, the Company adopted the FASB Accounting Standards Codification (“ASC”) Topic 105, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles – a replacement of FASB Statement No. 162” (“ASC 105”). ASC 105 provides for the FASB Accounting Standards Codification (the “Codification”) to become the single source of authoritative, nongovernmental U.S. GAAP. The Codification did not change or alter GAAP but reorganizes the literature and changes the referencing of financial standards. The Codification is effective for interim and annual periods ending after September 15, 2009.

On August 27, 2009, the Company adopted ASC subtopic 260-10, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities,” which provides that unvested share-based payment awards that contain nonforfietable rights to dividends that are paid or unpaid are participating securities and shall be included in the computation of earnings per share based on the two-class method. The two-class method is an earnings allocation method for computing earnings per share when an entity’s capital structure includes either two or more classes of common stock or common stock and participating securities. The adoption did not have a material impact on the financial statements.

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations” (“SFAS 141(R)”), which replaces SFAS No. 141. The Codification replaces SFAS 141(R) and SFAS 141 with ASC 805. ASC 805 requires assets and liabilities acquired in a business combination, contingent consideration, and certain acquired contingencies to be measured at their fair values as of the date of acquisition. ASC 805 also requires that acquisition-related costs and restructuring costs be recognized separately from the business combination. ASC 805 is effective for fiscal years beginning after December 15, 2008 and is effective for business combinations entered into beginning in fiscal year 2010. The adoption did not have any affect on the financial statements.

In April 2009, the FASB issued FSP FAS 141(R)-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination” (“FSP FAS 141(R)-1”). The Codification replaces FAS 141(R)-1 with ASC subtopic 805-10(“ASC 805-10”). ASC 805-10, which became effective for business combinations having an acquisition date on or after January 1, 2009, requires an asset or liability arising from a contingency in a business combination to be recognized at fair value if fair value can be reasonably determined. If it cannot, the asset or liability must be recognized in accordance with FASB Statement No. 5, Accounting for Contingencies, and FASB Interpretation No. 14, Reasonable Estimation of the Amount of the Loss. The implementation of this guidance will affect the Company’s consolidated financial statements only to the extent the Company completes business combinations in the future.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an Amendment of ARB No. 51” (“SFAS 160”). The Codification replaces SFAS 160 with ASC 810. ASC 810 clarifies the accounting for noncontrolling interests and establishes accounting and reporting standards for the noncontrolling interest in a subsidiary, including classification as a component of equity. ASC 810 is effective for fiscal years beginning after December 15, 2008. The Company does not have any non-controlling interests.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS 161”). The Codification replaces SFAS 161 with ASC 815. ASC 815 requires entities to provide enhanced disclosures about derivative instruments and hedging activities. ASC 815 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The Company does not currently have any derivative instruments or hedging activities.

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)” (“SFAS 167”). SFAS 167 eliminates FIN 46(R)’s exceptions to consolidating qualifying special-purpose entities, contains new criteria for determining the primary beneficiary, and increases the frequency of required reassessments to determine whether a company is the primary beneficiary of a variable interest entity. SFAS 167 changes how a company determines when an entity that is insufficiently capitalized or is not controlled through voting or similar rights should be consolidated and also contains a new requirement that any term, transaction, or arrangement that does not have a substantive effect on an entity’s status as a variable interest entity, a company’s power over a variable interest entity, or a company’s obligation to absorb losses or its right to receive benefits of an entity must be disregarded in applying FIN 46(R)’s provisions. The determination of whether a company is required to consolidate an entity is based on, among other things, an entity’s purposes and design and a company’s ability to direct the activities of the entity that most significantly impacts the entity’s economic performance. SFAS 167 is effective for fiscal years beginning after November 15, 2009. The Company is currently evaluating the impact of SFAS 167 on its consolidated financial statements.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s discussion and analysis of financial condition and results of operations should be read in conjunction with the consolidated financial statements and footnotes for the period ended November 18, 2009 included in Item 1 of Part I of this Quarterly Report on Form 10-Q, and the audited financial statements included in our Annual Report on Form 10-K for the fiscal year ended August 26, 2009.

The following presents an analysis of the results and financial condition of our continuing operations. Except where indicated otherwise, the results of discontinued operations are excluded from this discussion.

Overview

As of November 18, 2009, we operated 96 restaurants, of which 95 are traditional cafeterias and one primarily serves seafood. These establishments are located in close proximity to retail centers, business developments and residential areas in four states. Of the 96 restaurants, 68 are located on property that we own and 28 are on leased premises.

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

RESULTS OF OPERATIONS

For the First Quarter Fiscal year 2010 versus the First Quarter Fiscal Year 2009

Sales

Total sales decreased approximately $8.3 million, or 13.8%, in the quarter ended November 18, 2009 compared to the quarter ended November 19, 2008, consisting of an $8.6 million decrease in restaurant sales and a $0.3 million increase in culinary contract services revenue due to increases in the number of facilities operated. The $8.6 million decline in restaurant sales included a $1.0 million reduction in sales related to restaurants closed prior to the approval of (and not included in) the Cash Flow Improvement and Capital Redeployment Plan (“the Plan”). On a same-store basis, sales decreased approximately $7.4 million, or 13.3%, due primarily to declines in guest traffic and overall lower menu prices. Excluding the lost sales from Hurricane Ike, we estimate same-store sales were down 13.5%. Sales from stores open fewer than 18 periods, and therefore not included in our same-store sales measure, contributed approximately $0.3 million less to restaurant sales for the quarter ended November 18, 2009 than the quarter ended November 19, 2008. We closed 23 restaurants during the quarter ended November 18, 2009 and three restaurants during the quarter ended November 19, 2008.

Cost of Food

Food costs decreased approximately $2.6 million, or 16.8%, in the quarter ended November 18, 2009 compared to the quarter ended November 19, 2008 due to lower sales volumes and lower beef and certain seafood commodity costs. As a percentage of restaurant sales, food costs decreased 0.6%, to 26.8% in the quarter ended November 18, 2009 compared to 27.4% in the quarter ended November 19, 2008, primarily due to lower commodity prices and operational improvements in food production and menu management.

Payroll and Related Costs

Payroll and related costs decreased approximately $2.4 million in the quarter ended November 18, 2009 compared to the quarter ended November 19, 2008. Payroll and related expenses decreased primarily due to increased efficiencies in crew scheduling, lower crew overtime, and lower management costs partially offset by higher average wages paid to our crew employees. As a percentage of restaurant sales, these costs increased 1.6%, to 38.1%, in the quarter ended November 18, 2009 compared to 36.5% in the quarter ended November 19, 2008, due to reduced restaurant sales.

Other Operating Expenses

Other operating expenses primarily include restaurant-related expenses for utilities, repairs and maintenance, advertising, insurance, services, supplies and occupancy costs. Other operating expenses decreased by approximately $1.7 million, or 12.7%, in the quarter ended November 18, 2009 compared to the quarter ended November 19, 2008. Other operating expenses decreased primarily due to 1) an approximate $0.4 million reduction in repairs and maintenance expense related to improvements in cost controls, 2) an approximate $0.4 million reduction in utility expense; 3) a decrease of $0.5 million in Hurricane Ike-related expenses that occurred in the quarter ended November 19, 2008 and did not recur in the quarter ended November 18, 2009 and 4) a decrease of $1.0 million in supplies and other operating expenses. These savings were partially offset by approximately $0.6 million higher marketing and advertising expense. As a percentage of restaurant sales, other operating expenses increased 0.7%, to 24.5%, in the quarter ended November 18, 2009 compared to 23.8% in the quarter ended November 19, 2008.

Opening Costs

Opening costs include labor, supplies, occupancy, and other costs necessary to support the restaurant through its opening period. Opening costs were approximately $39,000 in the quarter ended November 18, 2009 compared to approximately $61,000 in the quarter ended November 19, 2008. The quarter ended November 18, 2009 and the quarter ended November 19, 2008 included carrying costs of locations which are to be developed for future restaurant openings.

Cost of Culinary Contract Services

Cost of culinary contract services increased by approximately $0.3 million in the quarter ended November 18, 2009 compared to the quarter ended November 19, 2008. Cost of culinary contract services includes the food, labor, and other direct operating expenses associated with culinary contract services. Substantially all of these costs are reimbursable costs incurred within the contract terms. During the quarter ended November 18, 2009, culinary services operated fifteen facilities compared to eleven for the quarter ended November 19, 2008.

Depreciation and Amortization

Depreciation and amortization expense decreased by approximately $0.1 million, or 3.4%, in the quarter ended November 18, 2009 compared to the quarter ended November 19, 2008 due to a slightly lower depreciable asset base reflecting reduced capital spending, and certain assets reaching the end of their depreciable lives.

General and Administrative Expenses

General and administrative expenses include corporate salaries and benefits-related costs, including restaurant area leaders, share-based compensation, professional fees, travel and recruiting expenses and other office expenses. General and administrative expenses decreased by approximately $0.6 million, or 10.3%, in the quarter ended November 18, 2009 compared to the quarter ended November 19, 2008. The decrease was due to 1) a $0.5 million decrease in corporate salary and benefit expense as a result of reductions in corporate support headcount, net of $0.3 million severance payments incurred and 2) other smaller reductions in travel, supplies expense, and other net general and administrative expenses. As a percentage of total sales, general and administrative expenses increased to 10.6% in the quarter ended November 18, 2009 compared to 10.2% in the quarter ended November 19, 2008.

Net (Gain) Loss on Disposition of Property and Equipment

The net loss on disposition of property and equipment was approximately $0.3 million in the quarter ended November 18, 2009. The net loss reflects asset retirements at one culinary unit of $0.1 million and $0.2 million of asset retirement activity at our cafeteria units. The net gain on disposition of property and equipment was approximately $0.2 million in the quarter ended November 19, 2008 from the sale of one restaurant unit offset by asset retirement activity.

Interest Income

Interest income decreased by approximately $0.1 million in the quarter ended November 18, 2009 compared to the quarter ended November 19, 2008, primarily related to lower cash and cash equivalents and lower interest rates.

Interest Expense

Interest expense in the quarter ended November 18, 2009 increased approximately $42,000 compared to the interest expense in the quarter and quarter ended November 19, 2008 primarily due to write off of deferred financing fees related to the credit facility during the quarter ended November 18, 2009.

Impairment of Fair Market Value of Investment

The provision for impairment charges for the quarter ended November 18, 2009 was $0.5 million. There was no such impairment charge in the quarter ended November 19, 2008. The impairment charge recorded in the quarter ended November 18, 2009 was due to the continued illiquidity of the auction rate securities markets. The reduction in fair value of the investments was derived through valuation and is considered “other-than-temporary.” See “Liquidity and Capital Resources – Status of Long-Term Investments and Liquidity” below for additional information regarding these investments.

Other Income, Net

Other income, net in the quarter ended November 18, 2009 decreased $61,000 compared to the quarter ended November 19, 2008. Other income, net consisted primarily of the following components: net rental property income and expenses relating to property for which we are the landlord; prepaid sales tax discounts earned through our participation in state tax prepayment programs; oil and gas royalty income; and de-recognition of gift certificate liability resulting from the expiration of state statutes of limitation on gift certificate amounts.

Taxes

The income tax benefit for the quarter ended November 18, 2009 increased $0.7 million compared to the quarter ended November 19, 2008.

The income tax benefit for the quarter ended November 18, 2009 reflects an effective tax rate of 33.4% of the pre-tax loss from continuing operations offset by a valuation allowance increase of $69,000 recorded during the quarter.

The income tax benefit recorded for the quarter ended November 19, 2008 reflects an effective tax rate of 33.9% of the results of continuing operations. There was no valuation allowance at the end of the quarter ended November 19, 2008

Discontinued Operations

The loss from discontinued operations was $0.9 million in the quarter ended November 18, 2009 compared to a $0.9 million loss in the quarter ended November 19, 2008. The loss in the quarter ended November 18, 2009 includes a $1.2 million gain related to the sale of closed properties.

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

The continued decline in our cash flow from operations in fiscal year 2009 required us to utilize our 2007 Revolving Credit Facility, as amended; as of November 18, 2009, we had $0.6 million in loans outstanding under this facility. Proceeds from the sale of assets contributed capital for debt repayments. Under the current terms of our New Credit Facility, capital expenditures are limited to a maximum amount in fiscal 2010 and to an amount based on our EBITDA, as defined in the credit agreement, in subsequent years. The amount of borrowings are also limited based on our EBITDA. Based upon our level of past and projected capital requirements, we expect that proceeds from the sale of assets and cash flows from operations, combined with other financing alternatives in place or available, will be sufficient to meet our capital expenditures and working capital requirements during the next twelve months.

As is common in the restaurant industry, we maintain relatively low levels of accounts receivable and inventories, and our vendors grant trade credit for purchases such as food and supplies. However, high levels of accounts receivable are typical for culinary contract services.

Cash and cash equivalents increased to $1.0 million from $0.9 million at the beginning of the quarter. This increase is primarily due to an increase in cash provided by investing and financing activities. We generally reinvest available cash flows from operations to develop new restaurants, enhance existing restaurants and to support culinary contract services.

The following table summarizes our cash flows from operating, investing and financing activities:

	Quarter ended
	November 18, 2009	November 19, 2008
	(12 weeks)	(12 weeks)
	(In thousands)
Total cash provided by (used in):
Operating activities	$(3,949)	$1,653
Investing activities	3,447	(3,866)
Financing activities	600	—

Increase (decrease) in cash and cash equivalents	$98	$(2,213)

Operating Activities. In the quarter ended November 18, 2009, operating cash flow decreased $5.6 million compared to the quarter ended November 19, 2008, primarily due to a decline in restaurant sales and increased expenses related to the 2010 Business Plan.

Investing Activities. Cash flows provided by investing activities were $3.4 million in the quarter ended November 18, 2009 compared to negative $3.9 million in the quarter ended November 19, 2008, primarily due to proceeds received on the sale of properties and long term investments as well as decreased purchases of property and equipment. Our capital expenditure program includes, among other things, restaurant remodeling, information technology enhancements and Culinary Contract Service locations. We used $0.9 million for purchases of property and equipment in the quarter ended November 18, 2009 compared to $5.5 million in the quarter ended November 19, 2008. We expect to spend approximately $4.5 million to $10.0 million on capital expenditures in fiscal year 2010.

Financing Activities. Cash provided by financing activities increased $0.6 million compared to the quarter ended November 19, 2008, due primarily to borrowings under our Amended Facility (as described below under “Debt – First Amendment to 2007 Revoloving Credit Facility”) and our New Credit Facility tat replaced the Amended Facility. Net borrowings under our Amended Facility and New Credit Facility during the quarter ended November 18, 2009 were $0.6 million.

Status of Long-Term Investments and Liquidity

At November 18, 2009, we held $7.2 million, par value ($5.1 million, net book value) in auction rate municipal bonds as long-term investments. These securities are long-term bonds with underlying maturities in years 2019 through 2042 but have historically had short-term features intended for the investor’s liquidity. Prior to the collapse of the auction rate securities market in February 2008, these bonds were purchased or sold through a Dutch-auction process in short-term intervals of 7, 28 or 35 days, whereby the interest rate on the security is reset. The prevailing market auction failures resulted in the long-term investments classification and an other-than-temporary impairment loss of $1.0 million in fiscal year 2009 and $0.5 million in the quarter ended November 18, 2009. For additional information, see Note 4, “Investments”, to our Consolidated Financial Statements included in Item 1 of Part I of this report.

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

Working Capital

We had a working capital deficit of $18.9 million as of November 18, 2009, compared to a working capital deficit of $21.1 million as of August 26, 2009, primarily due to a $3.9 million decrease in cash from operating activities partially offset by sales of long term investments of $1.4 million and properties held for sale of $3.0 million. We expect to meet our working capital requirements through cash flows from operations and availability under our New Credit Facility.

Capital Expenditures

Capital expenditures consist of purchases of real estate for future restaurant sites, new units construction, purchases of new and replacement restaurant furniture and equipment, and ongoing remodeling programs. Capital expenditures for the quarter ended November 18, 2009 were approximately $0.9 million, and related to maintaining our investment in existing operating units. We expect to be able to fund all capital expenditures in fiscal year 2010 using cash flows from operations and our available credit. We expect to spend approximately $4.5 million to $10.0 million on capital expenditures in fiscal year 2010.

DEBT

Amended and Restated 2007 Revolving Credit Facility

On November 9, 2009, we entered into a revolving credit facility (the “New Credit Facility”), which amends and restates the 2007 Revolving Credit Facility, as amended, and reflects the following changes to the Amended Facility:

•

Reduced the aggregate amount of the lenders’ commitments from $30.0 million to $20.0 million. The amounts available under the New Credit Facility may still be increased by up to $10.0 million, subject to certain terms and conditions, for a maximum total facility size of $30.0 million.

•	Changed the maturity date to June 30, 2011.

•	Required security interest in selected real estate and other Company assets.

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

Management estimates approximately $0.3 million to $0.5 million in related fees and expenses to be incurred associated with the closing of the New Credit Facility. Management recognized $54,000 in unamortized pre-paid financing fees outstanding in fiscal year 2010 as a result of the reduction in the facility size and maturity.

The New Credit Facility contains customary covenants and restrictions on our ability to engage in certain activities, asset sales, letters of credit, and acquisitions, and contains customary events of default. As of November 18, 2009, we were in compliance with all covenants.

As of November 18, 2009, we had $0.6 million outstanding in loans and $1.6 million committed under letters of credit, which were issued as security for the payment of insurance obligations.

At November 18, 2009 $17.8 million was available under the New Credit Facility.

First Amendment to 2007 Revolving Credit Facility

On March 18, 2009, we entered into Amendment No. 1 to the 2007 Revolving Credit Facility (the “Amended Facility”), which amended the 2007 Revolving Credit Facility as follows:

•

Reduced the aggregate amount of the lenders’ commitments from $50.0 million to $30.0 million. The amounts available under the Amended Facility, may still be increased by up to $70.0 million, subject to certain terms and conditions, for a maximum total facility size of $100 million.

•

Modified the restriction on capital expenditures in fiscal years 2009 through June 30, 2012. In the original 2007 Revolving Credit Facility, capital expenditures were limited to the extent of our annual four-quarter rolling EBITDA plus 75% of the unused availability for capital expenditures from the immediately preceding fiscal year. We revised the level of spending allowed for capital expenditures by creating a floor of $20.0 million. The amount of agreed capital expenditures was the greater of (1) $20.0 million in each fiscal year, or (2) the amount of 100% of the preceding fiscal year’s EBITDA; plus, in either case, all of the unused availability for capital expenditures from the immediately preceding fiscal year.

•

Modified the interest rate margins to a range of 1.75% to 2.50% per annum. The applicable spread under each option continues to be dependent upon the ratio of our debt to EBITDA at the most recent determination date.

•

Amended the quarterly commitment fee, which is dependent upon the ratio of our debt to EBITDA, to a range of 0.30% to 0.45% per annum. We will also continue to pay quarterly fees with respect to any letters of credit issued and outstanding. In addition, we were obligated to pay the lenders a one-time fee in connection with the closing of the Amended Facility.

•

In the original 2007 Revolving Credit Facility, we were permitted to invest in any auction rate securities rated Aaa by Moody’s or AAA by S&P. Because the ratings of our auction rate securities have dropped below these thresholds, the Amended Facility limited these types of investments to a specific list of auction rate securities which we hold.

•

Modified certain financial covenants, including: (1) the Interest Coverage Ratio from not less than 2.50 to not less than 2.00, (2) the debt-to-EBITDA ratio from not greater than 3.00 to not greater than 2.75. The Amended Facility also amends the Interest Coverage Ratio calculation to include one-fifth of the principal balance of the loans in the denominator.

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

Interest Expense

Total interest expense incurred for fiscal quarters ended November 18, 2009 and November 19, 2008 was approximately $0.1 million. Interest paid was approximately $34,000 and $67,000 in quarters ended November 18, 2009 and November 19, 2008, respectively. No interest expense was allocated to discontinued operations in fiscal years 2009, 2008 or 2007. No interest was capitalized on properties in fiscal years 2009, 2008 or 2007.

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

Income Taxes

We account for income taxes in accordance with ASC 740, “Income Taxes”. We record the estimated future tax effects of temporary differences between the tax bases of assets and liabilities and amounts reported in the accompanying consolidated balance sheets, as well as operating loss and tax credit carrybacks and carryforwards. We periodically review the recoverability of tax assets recorded on the balance sheet and provide valuation allowances as management deems necessary.

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

Property Held for Sale

We also periodically review long-lived assets against our plans to retain or ultimately dispose of properties. Property is moved into property held for sale when the restaurant is closed and the property held for sale is actively marketed. Property held for sale is recorded at amounts not in excess of what management currently expects to receive upon sale, less costs of disposal. We routinely monitor the estimated value of property held for sale and record adjustments to these values as required. We periodically measure and analyze our estimates against third-party appraisals.

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

Share-Based Compensation

Share-based compensation is estimated for equity awards at fair value at the grant date. We determine the fair value of equity awards using the Black Scholes model which requires the use of certain assumptions. The assumptions include the risk-free interest rate based on the United States Treasury yield curve at the time of the grant, expected dividend yield, expected volatility, expected forfeitures and expected life of the award.

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

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains statements that are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements contained in this Form 10-Q, other than statements of historical facts, are “forward-looking statements” for purposes of these provisions, including any statements regarding:

•	future operating results;

•	future capital expenditures, including expected reductions in capital expenditures;

•	future debt, including liquidity and the sources and availability of funds related to debt;

•	projections regarding the financial performance of our new prototype restaurants;

•	plans for expansion of our business;

•	plans for expansion of our culinary contract services business;

•	scheduled openings of new units;

•	closing existing units;

•	effectiveness of management’s Cash Flow Improvement and Capital Redeployment Plan;

•	future sales of assets and the gains or losses that may be recognized as a result of any such sale;

•	plans relating to our short-term and long-term investments; and

•	continued compliance with the terms of our existing revolving credit facility.

In some cases, investors can identify these statements by forward-looking words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “outlook,” “may,” “should,” “will,” and “would” or similar words. Forward-looking statements are based on certain assumptions and analyses made by management in light of their experience and perception of historical trends, current conditions, expected future developments and other factors we believe are relevant. Although management believes that their assumptions are reasonable based on information currently available, those assumptions are subject to significant risks and uncertainties, many of which are outside of our control. The following factors, as well as the factors set forth in Item 1A of our Annual Report on Form 10-K for the fiscal year ended August 26, 2009 and any other cautionary language in this Quarterly Report on Form 10-Q, provide examples of risks, uncertainties, and events that may cause our financial and operational results to differ materially from the expectations described in our forward-looking statements:

•	general business and economic conditions;

•	the impact of competition;

•	our operating initiatives, changes in promotional, couponing and advertising strategies and the success of management’s business plans;

•	fluctuations in the costs of commodities, including beef, poultry, seafood, dairy, cheese, oils and produce;

•	ability to successfully increase sales of existing restaurants to achieve profitability;

•	ability to raise menu prices, and customers acceptance of changes in menu items;

•	increases in utility costs, including the costs of natural gas and other energy supplies;

•	changes in the availability and cost of labor, including the ability to attract qualified managers and team members;

•	the seasonality of the business;

•	collectability of accounts receivable;

•	changes in governmental regulations, including changes in minimum wages and health care benefit regulation;

•	the effects of inflation and changes in our customers’ disposable income, spending trends and habits;

•	the ability to realize property values;

•	the availability and cost of credit;

•	weather conditions in the regions in which our restaurants operate;

•	costs relating to legal proceedings;

•	impact of adoption of new accounting standards;

•	effects of actual or threatened future terrorist attacks in the United States;

•	unfavorable publicity relating to operations, including publicity concerning food quality, illness or other health concerns or labor relations; and

•	the continued service of key management personnel.

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

We are exposed to market risk from changes in interest rates affecting our variable-rate debt. During the quarter ended November 18, 2009, the total amount of debt subject to interest rate fluctuations outstanding under our New Credit Facility was $0.6 million. Assuming an average debt balance of $5.0 million, a 1.0% increase in prevailing interest rates above our 4.0% interest rate floor per our Amended and Restated Credit Facility, effective November 9, 2009, would increase our annual interest expense by $50,000.

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

Evaluation of Disclosure Controls and Procedures

Management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of November 18, 2009. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of November 18, 2009, our disclosure controls and procedures were effective in providing reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended November 18, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II - OTHER INFORMATION

Item 1.	Legal Proceedings

There have been no material changes to our legal proceedings as disclosed in “Legal Proceedings” in Item 3 of Part I of our Annual Report on Form 10-K for the fiscal year ended August 26, 2009.

Item 6.	Exhibits

4.1	Credit Agreement dates as of November 9, 2009 among Luby’s, Inc., the lenders from time to time party thereto, Wells Fargo Bank, National Association, as Administrative Agent, and Amegy Bank National Association, as Syndication Agent (incorporated by reference to Exhibit 4 (l) to the Company’s Annual Report on Form 10-K for the fiscal year ended August 26, 2009 filed with the SEC on November 9, 2009).

31.1	Rule 13a-14(a)/15d-14(a) certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Rule 13a-14(a)/15d-14(a) certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Section 1350 certification of the Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Section 1350 certification of the Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LUBY’S, INC. (Registrant)

Date: December 22, 2009	By:	/s/ Christopher J. Pappas
Christopher J. Pappas
President and Chief Executive Officer

Date: December 22, 2009	By:	/s/ K. Scott Gray
K. Scott Gray
Senior Vice President and Chief Financial Officer

EXHIBIT INDEX

4.1	Credit Agreement dates as of November 9, 2009 among Luby’s, Inc., the lenders from time to time party thereto, Wells Fargo Bank, National Association, as Administrative Agent, and Amegy Bank National Association, as Syndication Agent (incorporated by reference to Exhibit 4 (l) to the Company’s Annual Report on Form 10-K for the fiscal year ended August 26, 2009 filed with the SEC on November 9, 2009).

31.1	Rule 13a-14(a)/15d-14(a) certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Rule 13a-14(a)/15d-14(a) certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Section 1350 certification of the Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Section 1350 certification of the Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.