Form 10-Q
period 2010-02-10
LUBYS INC
filed 2010-03-19
CIK 16099

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 10, 2010

or

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of March 8, 2010, there were 28,036,835 shares of the registrant’s common stock outstanding.

Luby’s, Inc.

Form 10-Q

Quarter ended February 10, 2010

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

Part I - FINANCIAL INFORMATION

Item 1.	Financial Statements

Luby’s, Inc.

Consolidated Balance Sheets

(In thousands, except share data)

	February 10, 2010	August 26, 2009
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$754	$882
Trade accounts and other receivables, net	1,958	1,463
Food and supply inventories	2,729	2,801
Prepaid expenses	304	655
Assets related to discontinued operations	47	391
Deferred income taxes	164	192

Total current assets	5,956	6,384
Property and equipment, net	138,410	146,238
Long-term investments	5,155	6,903
Deferred incomes taxes	6,210	5,082
Property held for sale	3,870	3.870
Assets related to discontinued operations	24,988	25,812
Other assets	227	223

Total assets	$184,816	$194,512

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$8,402	$11,541
Liabilities related to discontinued operations	382	1,888
Accrued expenses and other liabilities	12,449	14,045

Total current liabilities	21,233	27,474
Credit facility debt	—	—
Liabilities related to discontinued operations	765	382
Other liabilities	3,163	3,524

Total liabilities	25,161	31,380

Commitments and Contingencies
SHAREHOLDERS’ EQUITY
Common stock, $0.32 par value; 100,000,000 shares authorized; shares issued were 28,536,835 and 28,494,511, respectively; shares outstanding were 28,036,835 and 27,994,511, respectively	9,133	9,118
Paid-in capital	22,567	21,989
Retained earnings	132,661	136,800
Accumulated other comprehensive income	69	—
Less cost of treasury stock, 500,000 shares	(4,775)	(4,775)

Total shareholders’ equity	159,655	163,132

Total liabilities and shareholders’ equity	$184,816	$194,512

The accompanying notes are an integral part of these consolidated financial statements.

Luby’s, Inc.

Consolidated Statements of Operations (unaudited)

(In thousands except per share data)

	Quarter Ended		Two Quarters Ended
	February 10, 2010	February 11, 2009	February 10, 2010	February 11, 2009
	(12 weeks)	(12 weeks)	(24 weeks)	(24 weeks)
SALES:
Restaurant sales	$50,800	$58,472	$99,226	$115,478
Culinary contract services	2,959	3,031	6,251	6,033

TOTAL SALES	53,759	61,503	105,477	121,511
COSTS AND EXPENSES:
Cost of food	13,928	16,120	26,911	31,734
Payroll and related costs	18,094	20,143	36,548	40,954
Other operating expenses	10,750	11,556	22,602	25,131
Opening costs	121	36	152	95
Cost of culinary contract services	2,788	2,681	5,716	5,341
Depreciation and amortization	3,487	3,629	7,009	7,276
General and administrative expenses	5,003	5,638	10,485	11,748
Provision for asset impairments, net	32	233	32	233
Net gain on disposition of property and equipment	(1,041)	(23)	(730)	(235)

Total costs and expenses	53,162	60,013	108,725	122,277

INCOME (LOSS) FROM OPERATIONS	597	1,490	(3,248)	(766)
Interest income	7	40	16	159
Interest expense	(44)	(56)	(172)	(142)
Gain on sales and redemptions (impairment in fair value) of investments	20	(131)	(438)	(131)
Other income, net	215	233	412	491

Income (loss) before income taxes and discontinued operations	795	1,576	(3,430)	(389)
Provision (benefit) for income taxes	665	571	(702)	(94)

Income (loss) from continuing operations	130	1,005	(2,728)	(295)
Loss from discontinued operations, net of income taxes	(552)	(859)	(1,411)	(1,751)

NET INCOME (LOSS)	$(422)	$146	$(4,139)	$(2,046)

Income (loss) per share from continuing operations:
Basic	$—	$0.04	$(0.10)	$(0.01)
Assuming dilution	—	0.04	(0.10)	(0.01)

Loss per share from discontinued operations:
Basic	$(0.02)	$(0.03)	$(0.05)	$(0.06)
Assuming dilution	(0.02)	(0.03)	(0.05)	(0.06)

Net income (loss) per share:
Basic	$(0.02)	$0.01	$(0.15)	$(0.07)
Assuming dilution	(0.02)	0.01	(0.15)	(0.07)

Weighted average shares outstanding:
Basic	28,121	28,068	28,117	28,073
Assuming dilution	28,127	28,075	28,117	28,073

The accompanying notes are an integral part of these consolidated financial statements.

Note: The Company’s Cash Flow Improvement and Capital Redeployment Plan (“the Plan”) was approved in the first quarter of fiscal year 2010. As a result, the Company reclassified 24 stores to discontinued operations for current and prior fiscal years.

Luby’s, Inc.

Consolidated Statement of Shareholders’ Equity and Comprehensive Income (Loss) (unaudited)

(In thousands)

	Common Stock				Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total Shareholders’ Equity
	Issued		Treasury
	Shares	Amount	Shares	Amount
BALANCE AT AUGUST 26, 2009	28,495	$9,118	500	$(4,775)	$21,989	$136,800	$—	$163,132
Common stock issued under nonemployee director plans	25	8	—	—	118	—	—	126
Share based compensation expense	17	7	—	—	460	—	—	467
Comprehensive income (loss):
Net Loss	—	—	—	—	—	(4,139)	—	(4,139)
Unrealized gain on investments, net of tax	—	—	—	—	—	—	69	69

Total comprehensive loss								(4,070)

BALANCE AT FEBRUARY 10, 2010	28,537	$9,133	500	$(4,775)	$22,567	$132,661	$69	$159,655

The accompanying notes are an integral part of these consolidated financial statements.

Luby’s, Inc.

Consolidated Statements of Cash Flows (unaudited)

(In thousands)

	Two Quarters ended
	February 10, 2010	February 11, 2009
	(24 weeks)	(24 weeks)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(4,139)	$(2,046)
Adjustments to reconcile net loss to net cash provided by operating activities:
Provision for asset impairments, net of gains and losses on property sales	(2,267)	88
Depreciation and amortization	7,288	8,704
Impairment charge for decrease in fair value of investments, net of gains	438	131
Amortization of debt issuance cost	85	40
Non-cash compensation expense	126	132
Share-based compensation expense	466	595
Deferred tax benefit	(1,626)	(1,267)

Cash provided by operating activities before changes in operating assets and liabilities	371	6,377
Changes in operating assets and liabilities:
Increase in trade accounts and other receivables, net	(478)	(771)
Decrease (increase) in food and supply inventories	302	(28)
Decrease (increase) in prepaid expenses and other assets	419	(29)
Decrease in accounts payable, accrued expenses and other liabilities	(6,277)	(6,596)

Net cash used in operating activities	(5,663)	(1,047)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale and redemption of long-term investments	1,414	500
Proceeds from disposal of assets and property held for sale	5,768	1,117
Purchases of property and equipment	(1,542)	(8,775)

Net cash provided by (used in) investing activities	5,640	(7,158)

CASH FLOWS FROM FINANCING ACTIVITIES:
Credit facility borrowings	20,100	11,000
Credit facility repayments	(20,100)	(5,000)
Debt issuance costs	(105)	—

Net cash provided by (used in) financing activities	(105)	6,000

Net decrease in cash and cash equivalents	(128)	(2,205)
Cash and cash equivalents at beginning of period	882	4,566

Cash and cash equivalents at end of period	$754	$2,361

Cash paid for:
Income taxes	$—	$—
Interest	68	102

The accompanying notes are an integral part of these consolidated financial statements.

Luby’s, Inc.

Notes to Consolidated Financial Statements (unaudited)

February 10, 2010

Note 1. Basis of Presentation

The accompanying unaudited consolidated financial statements of Luby’s, Inc. (the “Company” or “Luby’s”) have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements that are prepared for the Company’s Annual Report on Form 10-K. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the period ended February 10, 2010 are not necessarily indicative of the results that may be expected for the fiscal year ending August 25, 2010.

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

The results of operations, assets and liabilities for all units included in the disposal plan discussed in Note 7, have been reclassified to discontinued operations in the statements of operations and balance sheets for all periods presented.

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

As of February 10, 2010, the Company held auction rate securities, which are classified as available-for-sale investments under long-term investments on the balance sheet and are required to be measured at fair value on a recurring basis. As discussed in Note 4, the continued illiquidity in the auction rate market has affected the fair market value of the Company’s auction rate securities because the auctions continue to fail. Therefore, in the absence of an active market, the Company estimated the fair value of these investments using price submissions from financial consultants specializing in valuing these types of securities. These valuations considered, among other things, the collateralization underlying the security, the creditworthiness of the counterparty, the timing of the expected future cash flows, the interest rate of the Company’s investments compared to similar investments, the current illiquidity of the investments, and the estimated next successful auction of the security.

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

As a result of the “other-than-temporary” fair value measurement of the Company’s auction rate securities investments, the Company did not record any additional realized holding losses during the quarter ended February 10, 2010 though it did record a realized holding loss of $0.13 million during the quarter ended February 11, 2009. Any recoveries of previous recognized losses will not be recognized until the security is sold or redeemed. Any future decrease in fair value related to these investments will increase the Company’s recognized loss in these securities.

The assets measured at fair value on a recurring basis were as follows:

	Fair Value Measurement Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
		(In thousands)
Balance at August 27, 2008	$—	$—	$8,525
Purchase of long-term investments	—	—	—
Sale of long-term investments	—	—	—
Calls or redemptions at par value as scheduled by Issuer	—	—	(625)
Total gains or losses (realized and unrealized)
included in net income (loss)	—	—	(997)

Balance at August 26, 2009	—	—	6,903
Purchase of long-term investments	—	—	—
Sale of long-term investments	—	—	(1,364)
Calls or redemptions at par value as scheduled by Issuer	—	—	(50)
Total unrealized gains or losses recorded in other comprehensive income on the balance sheet	—	—	104
Total gains or losses (realized and unrealized)
included in net income (loss)	—	—	(438)

Balance at February 10, 2010	$—	$—	$5,155

The carrying value of cash and cash equivalents, trade accounts and other receivable, accounts payable and accrued expenses approximate fair value based on the short term nature of these accounts.

Note 4. Investments

Investments include available-for-sale securities which are reported at fair value with unrealized gains and losses excluded from earnings and reported in shareholders’ equity unless such losses are considered “other-than-temporary”. The Company held $7.1 million par value ($5.2 million fair value) and $8.7 million par value ($6.9 million fair value) as of February 10, 2010 and August 26, 2009, respectively, in auction rate municipal bonds as long-term investments. Adjustments to fair value were recorded in fiscal years 2008 and 2009 and the first quarter ended November 18, 2009 based on the continued illiquidity of the auction rate securities market and a valuation of the securities. The Company recognized cumulative unrealized losses of $2.1 million and $1.8 million losses as of February 10, 2010 and August 26, 2009, respectively; no additional losses were recognized in the quarter ended February 10, 2010. The cumulative unrealized losses are considered “other-than-temporary” and are recorded as a charge to earnings. However, as a result of an increase in fair market value of the securities at the end of the quarter ended February 10, 2010, the company recorded an unrealized gain of $0.1 million. This unrealized gain was recorded in other comprehensive income on the balance sheet, net of taxes.

The auction rate securities market, which directly affects the Company, continues to be inactive and auctions continue to fail. Therefore, the Company estimated the fair value of its auction rate securities using pricing valuation models and methodologies from financial consultants specializing in the securities. Based on these valuation models and methodologies and the possible long-term illiquidity of the markets, the Company has recognized “other-than-temporary” impairments. See Note 3, “Fair Value Measurement.”

The auction rate municipal securities are long-term debt obligations that are secured by certain revenue streams (airport, sewer, hospital, etc.). These auction rate securities have insurance policies guaranteeing, with respect to each bond, the payment of principal and accrued interest, as scheduled, if the issuer is unable to service the debt and have been issued ratings ranging from A1 – Aa3 (Moody’s) and A – AAA (Standard and Poor’s). The bonds have experienced this disparity in credit ratings because of the insurance company’s revised credit ratings issued by Moody’s and Standard and Poor’s. As these securities continue to fail at auction, interest income will continue to accrue at a designated benchmark rate plus a premium; otherwise, they will be sold. At each of the resets between February 12, 2008 and February 10, 2010, the Company received all accrued interest due and all accounts payable upon scheduled principal redemptions.

When normal trading on the auction rate securities market halted in February 2008, the Company had sell orders on all of its holdings. In fiscal year 2009, the Company received par value of $625,000 plus accrued interest on the bonds upon scheduled principal redemptions. Through the second quarter ended February 10, 2010, the Company sold one auction rate municipal bond with a par value of $1.6 million ($1.3 million book value) at a 12% discount and received $1.4 million including accrued interest and received par value of $50,000 plus accrued interest from a scheduled principal redemption.

These municipal bonds have underlying maturity dates ranging from October 1, 2022 through February 1, 2042 offering rates tied to benchmarks plus a premium. Historically, the auction process allowed investors to obtain immediate liquidity by selling the securities at their face amounts. Liquidity for these securities was historically provided by entering sell orders through a Dutch-auction process that resets interest rates on these investments every 7, 28 or 35 days. However, the disruptions in the credit markets have continued to adversely affect the auction market for these types of securities.

Note 5. Income Taxes

For the two quarters ended February 10, 2010, including both continuing and discontinued operations, the Company generated a gross taxable loss of approximately $5.5 million. No cash payments of estimated income taxes were made during the two quarters ended February 10, 2010.

Deferred tax assets and liabilities are recorded based on differences between the financial reporting basis and the tax basis of assets and liabilities using currently enacted rates and laws that will be in effect when the differences are expected to reverse. Deferred tax assets are recognized to the extent future taxable income is expected to be sufficient to utilize those assets prior to their expiration. If current available information raises doubt about the realization of the deferred tax assets, a valuation allowance would be necessary. A valuation allowance for deferred tax assets may be required if recovery of prior taxes by carrying back current losses to prior years is not available if the Company projects lower levels of future taxable income, or if the Company recently experienced consecutive pretax losses. Such a valuation allowance would be established through a charge to income tax expense which would adversely affect the Company’s reported operating results. Management concluded that for the quarter ended February 10, 2010 an increase in the valuation allowance of approximately $0.4 million was necessary. The valuation allowance partially offsets the Company’s operating loss (“NOL”) carryovers to future years and its carryover of general business tax credits.

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

Note 6. Property and Equipment

The cost and accumulated depreciation of property and equipment at February 10, 2010 and August 26, 2009, together with the related estimated useful lives used in computing depreciation and amortization, were as follows:

	February 10, 2010	August 26, 2009	Estimated Useful Lives
	(In thousands)
Land	$38,688	$40,540	—
Restaurant equipment and furnishings	92,383	92,141	3 to 15 years
Buildings	148,112	148,003	20 to 33 years
Leasehold and leasehold improvements	21,949	22,722	Lesser of lease term or estimated useful life
Office furniture and equipment	6,254	6,280	3 to 10 years
Construction in progress	362	544	—

	307,748	310,230
Less accumulated depreciation and amortization	(169,338)	(163,992)

Property and equipment, net	$138,410	$146,238

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

Discontinued Operations

As a result of the first quarter fiscal year 2010 adoption of the Company’s Cash Flow Improvement and Capital Redeployment Plan (“the Plan”), the Company reclassified 23 operating stores and one previously closed location to discontinued operations. The results of operations, assets and liabilities for all units included in the Plan have been reclassified to discontinued operations in the statement of operations and balance sheets for all periods presented.

Assets related to discontinued operations include food inventory, prepaid expenses, deferred tax assets, unimproved land, foreclosed restaurant properties and related equipment for locations classified as discontinued operations. The following table sets forth the assets and liabilities for all discontinued operations:

	February 10, 2010	February 11, 2009
	(in thousands)
Trade accounts and other receivable, net	$—	$16
Food and supply inventories	—	230
Prepaid expenses	47	145

Assets related to discontinued operations	$47	$391

Property and equipment	$23,669	$24,935
Deferred income taxes	1,305	859
Other assets	14	18

Assets related to discontinued operations	$24,988	$25,812

Accounts payable	$—	$101
Accrued expenses and other liabilities	315	1,640
Deferred income taxes	67	147

Liabilities related to discontinued operations	$382	$1,888

Other liabilities	$765	$382

Liabilities related to discontinued operations	$765	$382

In conjunction with the Plan adoption, the Company recorded in the fourth quarter of fiscal year 2009 a non-cash, pre-tax impairment charge of $19.0 million. Of the total impairment charge, $13.1 million related to newly closed locations, $4.4 million related to stores that have not been closed, $0.9 million related to stores previously closed and $0.6 million related to unimproved properties that will be sold.

No further impairments were recognized in the first or second quarters of fiscal year 2010. However, in the first quarter of fiscal year 2010, the Company sold two recently closed properties and recognized a gain of $1.2 million. One property was sold in the second quarter of fiscal year 2010 and recognized a gain of $0.4 million.

As of February 10, 2010, the Company had closed a total of 21 restaurants as part of the Plan. Of these 21 restaurant properties, 18 are owned properties, one is a building on a ground lease, and two are in-line leases in strip malls. In addition, the Company is marketing for sale three unimproved properties, two of which are ground leases and one of which is owned. The Company also has two additional ground leases that are discontinued operations that were closed prior to implementation of the Plan.

As of February 10, 2010, the asset carrying value of the owned properties is $23.7 million and is included in assets related to discontinued operations. The asset carrying values of the ground leases and in-line leases have previously been impaired to zero.

The Company is actively marketing these properties and the Company’s results of discontinued operations will be affected by the disposal of properties related to discontinued operations to the extent proceeds from the sales exceed or are less than net book value.

The following table sets forth the sales and pretax losses reported for all discontinued locations:

	Two Quarters ended
	February 10, 2010	February 11, 2009
	(24 weeks)	(24 weeks)
	(In thousands, except discontinued locations)
Sales	$3,747	$18,136
Pretax losses	(2,173)	(2,663)
Income tax benefit on discontinued operations	762	912
Net loss on discontinued operations	(1,411)	(1,751)
Discontinued locations closed during the period	23	—

During the quarter ended February 10, 2010, the Company accrued $0.4 million for lease exit costs and future rental costs related to closed locations. The Company incurred $0.7 million and zero in employee settlement costs in the two quarters ended February 10, 2010 and February 11, 2009, respectively.

The following table summarizes discontinued operations for the periods presented:

	Two Quarters ended
	February 10, 2010	February 11, 2009
	(24 weeks)	(24 weeks))
	(In thousands, except per share data)
Impairments	$—	$—
Gains (losses)	1,568	(90)

Net (impairments) gains	1,568	(90)
Other	(2,979)	(1,661)

Discontinued operations	$(1,411)	$(1,751)

Effect on EPS from discontinued operations - decrease - basic	$(0.05)	$(0.06)

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

At August 26, 2009, the Company had a total of four owned properties and two ground leases recorded at approximately $3.9 million in property held for sale.

As of February 10, 2010, the Company had four owned properties and one ground lease held for sale with a carrying value of approximately $3.9 million. During the second quarter of fiscal year 2010, the Company was able to negotiate a settlement for one of the ground leases.

The Company is actively marketing the locations currently classified as property held for sale.

The Company’s results of continuing operations will be affected by the disposal of properties held for sale to the extent proceeds from the sales exceed or are less than net book value.

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

From time to time, the Company is subject to various other private lawsuits, administrative proceedings and claims that arise in the ordinary course of its business. A number of these lawsuits, proceedings and claims may exist at any given time. These matters typically involve claims from guests, employees and others related to issues common to the restaurant industry. The Company currently believes that the final disposition of these types of lawsuits, proceedings and claims will not have a material adverse effect on its financial position, results of operations or liquidity. It is possible; however, that the Company’s future results of operations for a particular quarter or fiscal year could be impacted by changes in circumstances relating to lawsuits, proceedings or claims.

Construction Activity

From time to time, the Company enters into non-cancelable contracts for the construction of its new restaurants. This construction activity exposes the Company to the risks inherent in new construction including but not limited to rising material prices, labor shortages, delays in getting required permits and inspections, adverse weather conditions, and injuries sustained by workers. The Company had no non-cancelable contracts as of February 10, 2010.

Note 9. Related Parties

Affiliate Services

The Company’s Chief Executive Officer, Christopher J. Pappas, and Chief Operating Officer, Harris J. Pappas, own two restaurant entities (the “Pappas entities”) that may provide services to the Company and its subsidiaries, as detailed in the Master Sales Agreement dated December 9, 2005 among the Company and the Pappas entities.

Under the terms of the Master Sales Agreement, the Pappas entities may provide specialized (customized) equipment fabrication and basic equipment maintenance, including stainless steel stoves, shelving, rolling carts, and chef tables. The total costs under the Master Sales Agreement of custom-fabricated and refurbished equipment in the two quarters ended February 10, 2010 and February 11, 2009 were $32,500 and $279,500, respectively. Services provided under this agreement are subject to review and approval by the Finance and Audit Committee.

Operating Leases

The Company previously leased from the Pappas entities property that was used to accommodate the Company’s in-house repair and fabrication center, which was referred to as the Houston Service Center. The Company terminated this lease in August 2008. The Company paid zero dollars pursuant to the terms of this lease in the two quarters ended February 10, 2010 and February 11, 2009. The Company leases from an unrelated third party a new property that combines both the offices of the Company’s Facility Services and Warehouse Operations. The property is approximately 60,000 square feet.

The Company also previously leased from the Pappas entities approximately 27,000 square feet of warehouse space to complement the Houston Service Center at a monthly rate of approximately $0.21 per square foot. The Company paid zero dollars pursuant to the terms of this lease in the two quarters ended February 10, 2010 and February 11, 2009. On February 29, 2008, the Company terminated this lease.

In the third quarter of fiscal year 2004, Messrs. Pappas became partners in a limited partnership which purchased a retail strip center in Houston, Texas. Messrs. Pappas collectively own a 50% limited partnership interest and a 50% general partnership interest in the limited partnership. A third party company manages the center. One of the Company’s restaurants rented space in that center since July 1969 through July 2008.

On November 22, 2006, the Company executed a new lease agreement in connection with the replacement of the existing restaurant with a new prototype restaurant in the retail strip center described above. The new restaurant opened in July 2008 and the new lease agreement provides for a primary term of approximately twelve years with two subsequent five-year options. The new lease also gives the landlord an option to buy out the agreement on or after the calendar year 2015 by paying the unamortized cost of the Company’s improvements. The Company is currently obligated to pay rent of $20.00 per square foot ($22.00 per square foot beginning January 2014) plus maintenance, taxes, and insurance during the primary term of the lease. Thereafter, the lease provides for reasonable increases in rent at set intervals. The Company made payments of $144,000 and $127,000 in the two quarters ended February 10, 2010 and February 11, 2009, respectively. The new lease agreement was approved by the Finance and Audit Committee.

Affiliated rents paid for a Houston restaurant property lease represented 6.4% and 5.4% of total rents for continuing operations for the two quarters ended February 10, 2010 and February 11, 2009, respectively.

	Two Quarters ended
	February 10, 2010	February 11, 2009
	(24 weeks)	(24 weeks)
	(In thousands, except percentages)
AFFILIATED COSTS INCURRED:
General and administrative expenses – professional and other costs	$33	$64
Capital expenditures – custom-fabricated and refurbished equipment and furnishings	33	280
Other operating expenses and opening costs, including property leases	153	144

Total	$219	$488

RELATIVE TOTAL COMPANY COSTS:
General and administrative expenses	$10,485	$11,748
Capital expenditures	1,542	8,775
Other operating expenses and opening costs	22,754	25,226

Total	$34,781	$45,749

AFFILIATED COSTS INCURRED AS A PERCENTAGE OF RELATIVE TOTAL COMPANY COSTS	0.63%	1.07%

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

Christopher J. Pappas is a member of the advisory board of Amegy Bank, National Association, which is a lender and syndication agent under the Company’s 2009 revolving credit facility, as amended (“New Credit Facility”).

Key Management Personnel

In November 2005, Christopher and Harris Pappas entered into new employment agreements that were subsequently amended in November 2008 to extend the termination date thereof to August 2010. In November 2009, Messrs. Pappas’ fixed annual base salaries were reduced to their current level. Both continue to devote their primary time and business efforts to the Company while maintaining their roles at Pappas Restaurants, Inc.

On February 1, 2010, the Board of Directors of the Company approved the renewal of a consultant agreement with Ernest Pekmezaris, the Company’s former Chief Financial Officer. Under the agreement, Mr. Pekmezaris will continue to furnish to the Company advisory and consulting services related to finance and accounting matters and other related consulting services. The agreement expiring on January 31, 2011 was renewed for twelve months at a lower monthly rate. Mr. Pekmezaris is also the Treasurer of Pappas Restaurants, Inc. Compensation for the services provided by Mr. Pekmezaris to Pappas Restaurants, Inc. is paid entirely by that entity.

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

Paulette Gerukos, Vice President of Human Resources of the Company, is the sister-in-law of Harris J. Pappas, the Chief Operating Officer.

Note 10. Share-Based Compensation

Stock Options

The Company has an Incentive Stock Plan for officers and employees (“Employee Stock Plans”) and a Non-employee Director Stock Option Plan for non-employee directors. These plans authorize the granting of stock options, restricted stock and other types of awards consistent with the purpose of the plans. Approximately 2.8 million shares were authorized for issuance under the Company’s plans as of February 10, 2010, of which approximately 1.3 million shares were available for future issuance. Stock options granted under the Incentive Stock Plan and the Non-employee Director Stock Option Plan have an exercise price equal to the market price of the Company’s common stock at the date of grant. Option awards under the Employee Stock Plans generally vest 25% each year on the anniversary of the grant date and expire six to ten years from the grant date. Option awards under the Non-employee Director Stock Option Plan generally vest 100% on the first anniversary of the grant date and expire ten years from the grant date.

A summary of the Company’s stock option activity for the two quarters ended February 10, 2010 is presented below:

	Shares Under Fixed Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
			(Years)	(In thousands)
Outstanding at August 26, 2009	1,025,451	$8.77	4.58	$43
Granted	306,750	3.44
Exercised	—
Forfeited or Expired	4,000	10.81

Outstanding at February 10, 2010	1,328,201	7.54	5.00	43

Exercisable at February 10, 2010	636,988	$9.92	3.13	$24

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

A summary of the Company’s restricted stock activity during the two quarters ended February 10, 2010 is presented in the following table:

	Restricted Stock Units	Weighted-Average Fair Value	Weighted-Average Remaining Contractual Term
		(Per share)	(Years)
Unvested at August 26, 2009	80,155	$9.62	1.06
Granted	16,000	3.46	—
Vested	20,969	8.50	—
Forfeited	10	9.61	—

Unvested at February 10, 2010	75,176	$8.15	1.32

Note 11. Earnings Per Share

Basic net income per share is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding and unvested restricted stock for the reporting period. Diluted net income per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. For the calculation of diluted net income per share, the basic weighted average number of shares is increased by the dilutive effect of stock options determined using the treasury stock method. Stock options with exercise prices exceeding current market prices that were excluded from the computation of net income per share amounted to approximately 1,009,000 shares and 659,000 shares for the two quarters ended February 10, 2010 and February 11, 2009, respectively.

The components of basic and diluted net income per share are as follows:

	Quarter Ended		Two Quarters Ended
	February 10, 2010	February 11, 2009	February 10, 2010	February 11, 2009
	(12 weeks)	(12 weeks)	(24 weeks)	(24 weeks)
	(In thousands except share data)
Numerator:
Income (loss) from continuing operations	$130	$1,005	$(2,728)	$(295)
Loss from discontinued operations	(552)	(859)	(1,411)	(1,751)

Net income (loss)	$(422)	$146	$(4,139)	$(2,046)

Denominator:
Denominator for basic earnings per share – weighted-average shares	28,121	28,068	28,117	28,073
Effect of potentially dilutive securities:
Employee and non-employee stock options	6	7	—	—

Denominator for earnings per share assuming dilution	28,127	28,075	28,117	28,073

Income (loss) per share from continuing operations:
Basic	$—	$0.04	$(0.10)	$(0.01)
Assuming dilution	$—	$0.04	$(0.10)	$(0.01)

Loss per share from discontinued operations:
Basic	$(0.02)	$(0.03)	$(0.05)	$(0.06)
Assuming dilution	$(0.02)	$(0.03)	$(0.05)	$(0.06)

Net income (loss) per share:
Basic	$(0.02)	$0.01	$(0.15)	$(0.07)
Assuming dilution	$(0.02)	$0.01	$(0.15)	$(0.07)

Note 12. New Adopted Accounting Pronouncements

Recent Accounting Pronouncements

In January 2010, the FASB issued guidance amending certain disclosure requirements regarding fair value measurements. The new guidance requires more robust disclosures about the different classes of assets and liabilities measured at fair value, the valuation techniques and inputs used, the activity in Level 3 fair value measurements, and the transfers between Levels 1, 2, and 3. The guidance is effective for our fourth quarter beginning January 31, 2010 and its adoption is not expected to materially impact our consolidated financial statements.

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

On August 27, 2009, the Company adopted ASC subtopic 260-10, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities,” which provides that unvested share-based payment awards that contain nonforfietable rights to dividends that are paid or unpaid are participating securities and shall be included in the computation of earnings per share based on the two-class method. The two-class method is an earnings allocation method for computing earnings per share when an entity’s capital structure includes either two or more classes of common stock or common stock and participating securities. We applied the provision of this accounting guidance for all periods presented. The adoption did not have a material impact on the Company’s financial statements.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s discussion and analysis of financial condition and results of operations should be read in conjunction with the consolidated financial statements and footnotes for the period ended February 10, 2010 included in Item 1 of Part I of this Quarterly Report on Form 10-Q, and the audited financial statements included in our Annual Report on Form 10-K for the fiscal year ended August 26, 2009.

The following presents an analysis of the results and financial condition of our continuing operations. Except where indicated otherwise, the results of discontinued operations are excluded from this discussion.

Overview

As of February 10, 2010, we operated 96 restaurants, of which 95 are traditional cafeterias and one of which primarily serves seafood. These establishments are located in close proximity to retail centers, business developments and residential areas in four states. Of the 96 restaurants, 68 are located on property that we own and 28 are on leased premises. As of February 10, 2010 we operated 16 culinary contract service facilities. These facilities are located within healthcare and education settings in Texas and Louisiana. These facilities provide food service options to varied populations including in-hospital-room patient meal service, retail food-court style restaurant dining, and coffee/snack kiosks.

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

RESULTS OF OPERATIONS

For the Second Quarter and Year-to-Date Fiscal Year 2010 versus the Second Quarter and Year-to-Date Fiscal Year 2009

Sales

Total sales decreased approximately $7.7 million, or 12.6%, in the quarter ended February 10, 2010 compared to the quarter ended February 11, 2009, consisting of a $7.7 million decrease in restaurant sales and a less than $0.1 million decrease in culinary contract services. The $7.7 million decline in restaurant sales included the loss of sales from one unit that was in operation during the quarter ended February 11, 2009, but closed subsequent to that date. We neither closed nor opened any restaurants during the quarter ended February 10, 2010 nor during the quarter ended February 11, 2009. On a same store basis, restaurant sales declined 12.5%.

Total sales decreased approximately $16.0 million, or 13.2% in the two quarters ended February 10, 2010, compared to the two quarters ended February 11, 2009, consisting of a $16.2 million decrease in restaurant sales offset by a $0.2 million increase in culinary contract services revenue. The $16.2 million decline in restaurant sales included the loss of sales from four units that were in operation during a portion of the two quarters ended February 11, 2009, but closed subsequent to that date. On a same store sales basis, restaurant sales declined 12.9%. Excluding the sales impact from Hurricane Ike at the beginning of fiscal year 2009, we estimate same-store sales would have been down 13.0%.

Cost of Food

Food costs decreased approximately $2.2 million, or 13.6%, in the quarter ended February 10, 2010 compared to the quarter ended February 11, 2009 due to lower sales volumes and lower commodity costs of beef, seafood, and poultry, as well as lower freight costs on certain items. As a percentage of restaurant sales, food costs decreased 0.2%, to 27.4% in the quarter ended February 10, 2010 compared to 27.6% in the quarter ended February 11, 2009, primarily due to lower commodity prices and operational improvements in food production and menu management, partially offset by lower menu prices and limited time offers.

Food costs decreased approximately $4.8 million, or 15.2%, in the two quarters ended February 10, 2010 compared to the two quarters ended February 11, 2009, due to lower sales volumes. As a percentage of restaurant sales, food costs were 27.1% in the two quarters ended February 10, 2010 compared to 27.5% for the two quarters ended February 11, 2009, primarily due to lower commodity prices and operational improvements in food production and menu management.

Payroll and Related Costs

Payroll and related costs decreased approximately $2.0 million in the quarter ended February 10, 2010 compared to the quarter ended February 11, 2009. Payroll and related expenses decreased primarily due to increased efficiencies in crew scheduling, lower crew overtime, and lower management costs partially offset by higher average wages paid to our crew employees. As a percentage of restaurant sales, these costs increased 1.2%, to 35.6%, in the quarter ended February 10, 2010 compared to 34.4% in the quarter ended February 11, 2009, due to reduced restaurant sales, partially offset by lower workers’ compensation expenses. The change in workers’ compensation expense, as a percentage of restaurant sales, increased payroll and related costs by approximately 0.5% in the quarter ended February 11, 2009.

Payroll and related costs decreased approximately $4.4 million in the two quarters ended February 10, 2010 compared to the two quarters ended February 11, 2009, due primarily to lower use of crew overtime and lower management costs and lower workers’ compensation costs, offset by higher average wages paid to our crew employees. As a percentage of restaurant sales, payroll and related costs increased 1.3%, to 36.8%, in the two quarters ended February 10, 2010 compared to 35.5% in the two quarters ended February 11, 2009, primarily due to reduced restaurant sales. The change in the workers’ compensation expense, as a percentage of restaurant sales, decreased payroll and related costs by approximately 0.1% in the two quarters ended February 10, 2010 compared to the two quarters ended February 11, 2009.

Other Operating Expenses

Other operating expenses primarily include restaurant-related expenses for utilities, repairs and maintenance, advertising, insurance, services, supplies and occupancy costs. Other operating expenses decreased by approximately $0.8 million, or 7.0%, in the quarter ended February 10, 2010 compared to the quarter ended February 11, 2009. Other operating expenses decreased primarily due to 1) an approximate $0.8 million reduction in utility expense and 2) an approximate $0.3 million reduction in supplies, services, and other operating expenses; 3) partially offset by an approximate $0.3 million increase in repairs and maintenance expense and other operating expenses. As a percentage of restaurant sales, other operating expenses increased 1.3%, to 21.2%, in the quarter ended February 10, 2010 compared to 19.8% in the quarter ended February 11, 2009.

Other operating expenses decreased by approximately $2.5 million, or 10.1%, in the two quarters ended February 10, 2010 compared to the two quarters ended February 11, 2009. As a percentage of restaurant sales, these costs increased 1.0%, to 22.8%, in the two quarters ended February 10, 2010 compared to 21.8% in the two quarters ended February 11, 2009. Other operating expenses decreased primarily due to 1) an approximate $1.2 million reduction in utility expenses; 2) a $1.0 million reduction due to the non-recurrence of Hurricane Ike-related expenses that were recorded in the two quarters ended February 11, 2009; and 3) an approximate $0.7 million reduction in supplies and other operating expenses; offset by 4) a $0.4 million increase in marketing and advertising expenses.

Opening Costs

Opening costs include labor, supplies, occupancy, and other costs necessary to support the restaurant through its opening period. Opening costs were approximately $121,000 in the quarter ended February 10, 2010 compared to approximately $36,000 in the quarter ended February 11, 2009. The quarter ended February 10, 2010 and the quarter ended February 11, 2009 included carrying costs of locations to be developed for future restaurant openings. The quarter ended February 10, 2010 also included an impairment charge for assets that will not be fully incorporated into the final design of the unit.

Opening costs were approximately $152,000 in the two quarters ended February 10, 2010 compared to approximately $95,000 in the two quarters ended February 11, 2009. Opening costs in the two quarters ended February 10, 2010 and the two quarters ended February 11, 2009 included the carrying costs of locations to be developed for future restaurant openings. The two quarters ended February 10, 2010 also included an impairment charge for assets that will not be fully incorporated into the final design of the unit.

Cost of Culinary Contract Services

Cost of culinary contract services increased by approximately $0.1 million in the quarter ended February 10, 2010 compared to the quarter ended February 11, 2009. Cost of culinary contract services includes the food, labor, and other direct operating expenses associated with culinary contract services. During the quarter ended February 10, 2010, culinary services operated sixteen facilities compared to twelve for the quarter ended February 11, 2009.

Cost of culinary contract services increased by approximately $0.4 million in the two quarters ended February 10, 2010 compared to the two quarters ended February 11, 2009. Cost of culinary contract services includes the food, labor, and other direct operating expenses associated with culinary contract services.

Depreciation and Amortization

Depreciation and amortization expense decreased by approximately $0.1 million, or 3.9%, in the quarter ended February 10, 2010 compared to the quarter ended February 11, 2009 due to a slightly lower depreciable asset base reflecting reduced capital spending, and certain assets reaching the end of their depreciable lives.

Depreciation and amortization expense decreased by approximately $0.3 million, or 3.7%, in the two quarters ended February 10, 2010 compared to the two quarters ended February 11, 2009 due to a slightly lower depreciable asset base reflecting reduced capital spending, and certain assets reaching the end of their depreciable lives.

General and Administrative Expenses

General and administrative expenses include corporate salaries and benefits-related costs, including restaurant area leaders, share-based compensation, professional fees, travel and recruiting expenses and other office expenses. General and administrative expenses decreased by approximately $0.6 million, or 11.3%, in the quarter ended February 10, 2010 compared to the quarter ended February 11, 2009. The decrease was due to a $0.8 million decrease in corporate salary and benefit expense as a result of reductions in corporate support headcount, partially offset by higher professional fees. As a percentage of total sales, general and administrative expenses increased to 9.3% in the quarter ended February 10, 2010 compared to 9.2% in the quarter ended February 11, 2009.

General and administrative expenses decreased by approximately $1.3 million, or 10.7%, in the two quarters ended February 10, 2010 compared to the two quarters ended February 11, 2009. As a percentage of total sales, general and administrative expenses increased to 9.9% in the two quarters ended February 10, 2010 compared to 9.7% in the two quarters ended February 11, 2009. The increase as a percentage of sales was mainly due to lower sales significantly offset by a $1.3 million reduction in salary and benefit expense as a result of reductions in corporate support headcount.

Net (Gain) Loss on Disposition of Property and Equipment

The net gain on disposition of property and equipment was approximately $1.0 million in the quarter ended February 10, 2010. The net gain primarily reflects the sale of an easement right. The net gain on disposition of property and equipment was approximately $23,000 in the quarter ended February 11, 2009.

The net gain on disposition of property and equipment was approximately $0.7 million in the two quarters ended February 10, 2010. The net gain included a gain on the sales of an easement right offset by normal asset retirement activity in our restaurant units. The net gain on disposition of property and equipment was approximately $0.2 million in the two quarters ended February 11, 2009.

Interest Income

Interest income decreased by approximately $33,000 in the quarter ended February 10, 2010 compared to the quarter ended February 11, 2009, primarily related to lower cash and cash equivalents.

Interest income decreased by approximately $143,000 in the two quarters ended February 10, 2010 compared to the two quarters ended February 11, 2009, primarily related to lower cash and cash equivalents and lower interest rates.

Interest Expense

Interest expense in the quarter ended February 10, 2010 decreased approximately $12,000 compared to the interest expense in the quarter ended February 11, 2009.

Interest expense in the two quarters ended February 10, 2010 increased approximately $30,000 in the two quarters ended February 11, 2010 compared to the two quarters ended February 11, 2009.

Gain on Sales and Redemptions (Impairment of Fair Market Value) of Investments

The gain on sale and redemption of investment for the quarter ended February 10, 2010 was $20,000 compared to a provision for impairment of fair market value of investment of $131,000 for the quarter ended February 11, 2009. The impairment was due to the continued illiquidity of the auction rate securities markets. The reduction in fair value of the investments was derived through valuation and is considered “other-than-temporary.” See “Liquidity and Capital Resources – Status of Long-Term Investments and Liquidity” below for additional information regarding these investments.

The net provision for impairment charges for the two quarters ended February 10, 2010 was approximately $0.4 million. The net provision for impairment charges for the two quarters ended February 11, 2009 was approximately $131,000. The net impairments were due to the continued illiquidity of the auction rate securities markets. The reduction in fair value of the investments was derived through valuation and is considered “other-than-temporary.” See “Liquidity and Capital Resources – Status of Long-Term Investments and Liquidity” below for additional information regarding these investments.

Other Income, Net

Other income, net consisted primarily of the following components: net rental property income and expenses relating to property for which we are the landlord; prepaid sales tax discounts earned through our participation in state tax prepayment programs; oil and gas royalty income; and de-recognition of gift certificate liability resulting from the expiration of state statutes of limitation on gift certificate amounts. Other income, net in the quarter ended February 10, 2010 decreased approximately $18,000 compared to the quarter ended February 11, 2009. Other income, net in the two quarters ended February 10, 2010 decreased approximately $79,000 compared to the two quarters ended February 11, 2009.

Taxes

The income tax provision for the quarter ended February 10, 2010 increased approximately $0.1 million compared to the quarter ended February 11, 2009.

The income tax benefit for the two quarters ended February 10, 2010 reflects an effective tax rate of 20.5% of the pre-tax loss from continuing operations offset by a valuation allowance. The income tax benefit increased $0.6 million for the two quarters ended February 10, 2010 compared to the two quarters ended February 11, 2009.

The income tax benefit recorded for the two quarters ended February 11, 2009 reflects an effective tax rate of 24.2% of the results of continuing operations. There was no valuation allowance at the end of the quarter ended February 11, 2009.

Discontinued Operations

The loss from discontinued operations was $0.6 million in the quarter ended February 10, 2010 compared to a $0.9 million loss in the quarter ended February 11, 2009. The loss in the quarter ended February 10, 2010 included a $0.4 million gain related to the sale of closed properties.

The loss from discontinued operations was $1.4 million in the two quarters ended February 10, 2010 compared to a $1.8 million loss in the two quarters ended February 11, 2009. The loss in the two quarters ended February 11, 2010 included a $1.6 million gain related to the sale of closed properties.

LIQUIDITY AND CAPITAL RESOURCES

Cash and Cash Equivalents

General. Our primary sources of short-term and long-term liquidity are cash flows from operations and our revolving credit facility. Although the current macroeconomic conditions continue to adversely affect our cash flows from operations, we have made improvements in our controllable costs. We have reduced our discretionary capital expenditures but plan to continue the level of capital and repair and maintenance expenditures necessary to keep our restaurants attractive and operating efficiently.

Our cash requirements consist principally of:

•	capital expenditures for culinary contract services development and construction, restaurant renovations and upgrades and information technology; and

•	working capital primarily for our owned restaurants and culinary contract service agreements.

Through improved cash flow from operations and proceeds from the sale of assets, as of February 10, 2010 we had no loans outstanding under our New Credit Facility. Under the current terms of our New Credit Facility, capital expenditures are limited to a maximum amount in fiscal 2010 and to an amount based on our EBITDA, as defined in the credit agreement governing our New Credit Facility, in subsequent years. The amount of borrowings are also limited based on our EBITDA. However, we do not expect these limits to have a material impact on our operations. Based upon our level of past and projected capital requirements, we expect that proceeds from the sale of assets and cash flows from operations, combined with other financing alternatives in place or available, will be sufficient to meet our capital expenditures and working capital requirements during the next twelve months.

As is common in the restaurant industry, we maintain relatively low levels of accounts receivable and inventories, and our vendors grant trade credit for purchases such as food and supplies. However, high levels of accounts receivable are typical for culinary contract services.

Cash and cash equivalents decreased to $0.8 million from $0.9 million at the beginning of the fiscal year. This decrease is primarily due to an increase in cash used in operations activities partially offset by cash provided by investing activities. We generally reinvest available cash flows from operations to develop new restaurants, enhance existing restaurants and to support culinary contract services.

The following table summarizes our cash flows from operating, investing and financing activities:

	Two Quarters ended
	February 10, 2010	February 11, 2009
	(24 weeks)	(24 weeks)
	(In thousands)
Total cash provided by (used in):
Operating activities	$(5,663)	$(1,047)
Investing activities	5,640	(7,158)
Financing activities	(105)	6,000

Increase (decrease) in cash and cash equivalents	$(128)	$(2,205)

Operating Activities. In the two quarters ended February 10, 2010, operating cash flow decreased $4.6 million compared to the two quarters ended February 11, 2009, primarily due to reduced sales generating lower operating income.

Investing Activities. Cash flows provided by investing activities were $5.6 million in the two quarters ended February 10, 2010 compared to $7.2 million in cash used in the two quarters ended February 11, 2009, primarily due to proceeds received on the sale of properties and long term investments as well as decreased purchases of property and equipment. Our capital expenditure program includes, among other things, restaurant remodeling, information technology enhancements and Culinary Contract Service locations. We used $1.5 million for purchases of property and equipment in the two quarters ended February 10, 2010 compared to $8.8 million in the two quarters ended February 11, 2009. We expect to spend approximately $4.5 million to $10.0 million on capital expenditures in fiscal year 2010.

Financing Activities. Cash provided by (used in) financing activities decreased from a $6.0 million source of cash to a $0.1 million use of cash, compared to the two quarters ended February 11, 2009, due primarily to the pay down of borrowings under our Amended Facility (as described below under “Debt – First Amendment to 2007 Revolving Credit Facility”) and our New Credit Facility that replaced the Amended Facility. Net borrowings under our New Credit Facility during the two quarters ended February 10, 2010 was zero.

Status of Long-Term Investments and Liquidity

At February 10, 2010, we held $7.1 million, par value ($5.2 million, net book value) in auction rate municipal bonds as long-term investments. These securities are long-term bonds with underlying maturities in years 2022 through 2042 but have historically had short-term features intended for the investor’s liquidity. Prior to the collapse of the auction rate securities market in February 2008, these bonds were purchased or sold through a Dutch-auction process in short-term intervals of 7, 28 or 35 days, whereby the interest rate on the security is reset. The prevailing market auction failures resulted in the long-term investments classification and an other-than-temporary impairment net loss of $1.0 million in fiscal year 2009 and $0.4 million in the two quarters ended February 10, 2010. Since, our securities estimate of fair market value increased at the quarter ended February 10, 2010, we recorded a $0.1 million unrealized gain. The unrealized gain was recorded in other comprehensive income on the balance sheet.

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

Working Capital

We had a working capital deficit of $15.3 million as of February 10, 2010, compared to a working capital deficit of $21.1 million as of August 26, 2009. The reduction of the deficit is primarily due to a decrease in accounts payable of $3.2 million, a decrease in accrued payroll of $1.0 million, and a decrease in accrued property taxes payable of $2.0 million. We expect to meet our working capital requirements through cash flows from operations, sales of properties and availability under our New Credit Facility.

Capital Expenditures

Capital expenditures consist of purchases of real estate for future restaurant sites, new units construction, purchases of new and replacement restaurant furniture and equipment, and ongoing remodeling programs. Capital expenditures for the two quarters ended February 10, 2010 were approximately $1.5 million, and related to maintaining our investment in existing operating units. We expect to be able to fund all capital expenditures in fiscal year 2010 using cash flows from operations and availability under our New Credit Facility. We expect to spend approximately $4.5 million to $10.0 million on capital expenditures in fiscal year 2010.

DEBT

2009 Revolving Credit Facility

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

The Company incurred approximately $0.4 million in related fees and expenses to be incurred associated with the closing of the New Credit Facility. Management recognized $54,000 in unamortized pre-paid financing fees outstanding in fiscal year 2010 as a result of the reduction in the facility size and maturity.

The New Credit Facility contains customary covenants and restrictions on our ability to engage in certain activities, asset sales, letters of credit, and acquisitions, and contains customary events of default. As of February 10, 2010, we were in compliance with all covenants.

The New Credit Facility was amended on January 31, 2010 to extend the time permitted for us to finalize a portion of our real estate related financing obligations and to clarify covenant language related to the sale or lease of our assets.

As of February 10, 2010, we had zero outstanding in loans and $1.6 million committed under letters of credit, which were issued as security for the payment of insurance obligations.

At February 10, 2010 $18.4 million was available under the New Credit Facility.

First Amendment to 2007 Revolving Credit Facility

On March 18, 2009, we entered into Amendment No. 1 to the 2007 Revolving Credit Facility (the “Amended Facility”), which amended the 2007 Revolving Credit Facility as follows:

•

Reduced the aggregate amount of the lenders’ commitments from $50.0 million to $30.0 million. The amounts available under the Amended Facility may still be increased by up to $70.0 million, subject to certain terms and conditions, for a maximum total facility size of $100 million.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The Consolidated Financial Statements included in Item 1 of Part 1 of this report were prepared in conformity with U.S. generally accepted accounting principles. Preparation of the financial statements requires us to make judgments, estimates and assumptions that affect the amounts of assets and liabilities in the financial statements and revenues and expenses during the reporting periods. Due to the significant, subjective and complex judgments and estimates used when preparing our consolidated financial statements, management regularly reviews these assumptions and estimates with the Finance and Audit Committee of our Board of Directors. Management believes the following are critical accounting policies used in the preparation of these financial statements.

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

In some cases, investors can identify these statements by forward-looking words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “outlook,” “may,” “should,” “will,” and “would” or similar words. Forward-looking statements are based on certain assumptions and analyses made by management in light of their experience and perception of historical trends, current conditions, expected future developments and other factors we believe are relevant. Although management believes that their assumptions are reasonable based on information currently available, those assumptions are subject to significant risks and uncertainties, many of which are outside of our control. The following factors, as well as the factors set forth in Item 1A of our Annual Report on Form 10-K for the fiscal year ended August 26, 2009 and any other cautionary language in this Quarterly Report on Form 10-Q, provide examples of risks, uncertainties, and events that may cause our financial and operational results to differ materially from the expectations described in our forward-looking statements:

•	general business and economic conditions;

•	the impact of competition;

•	our operating initiatives, changes in promotional, couponing and advertising strategies and the success of management’s business plans;

•	fluctuations in the costs of commodities, including beef, poultry, seafood, dairy, cheese, oils and produce;

•	ability to successfully increase sales of existing restaurants to achieve profitability;

•	ability to raise menu prices, and customers acceptance of changes in menu items;

•	increases in utility costs, including the costs of natural gas and other energy supplies;

•	changes in the availability and cost of labor, including the ability to attract qualified managers and team members;

•	the effectiveness of our marketing activities;

•	the seasonality of the business;

•	collectability of accounts receivable;

•	changes in governmental regulations, including changes in minimum wages and health care benefit regulation;

•	the effects of inflation and changes in our customers’ disposable income, spending trends and habits;

•	the ability to realize property values;

•	the availability and cost of credit;

•	weather conditions in the regions in which our restaurants operate;

•	costs relating to legal proceedings;

•	impact of adoption of new accounting standards;

•	effects of actual or threatened future terrorist attacks in the United States;

•	unfavorable publicity relating to operations, including publicity concerning food quality, illness or other health concerns or labor relations; and

•	the continued service of key management personnel.

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

We are exposed to market risk from changes in interest rates affecting our variable-rate debt. During the quarter ended February 10, 2010, the total amount of debt subject to interest rate fluctuations outstanding under our New Credit Facility was zero. Assuming an average debt balance of $5.0 million, a 1.0% increase in prevailing interest rates above our 4.0% interest rate floor per our New Credit Facility, effective November 9, 2009, would increase our annual interest expense by $50,000.

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

Evaluation of Disclosure Controls and Procedures

Management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of February 10, 2010. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of February 10, 2010, our disclosure controls and procedures were effective in providing reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended February 10, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II - OTHER INFORMATION

Item 1.	Legal Proceedings

There have been no material changes to our legal proceedings as disclosed in “Legal Proceedings” in Item 3 of Part I of our Annual Report on Form 10-K for the fiscal year ended August 26, 2009.

Item 5.	Other Information

The Company’s Proxy Statement dated December 3, 2009 for the Annual Meeting of Shareholders held on January 22, 2010, as filed with the Securities and Exchange Commission on December 4, 2009, is incorporated herein by reference.

(a)	The Annual Meeting of Shareholders of the Company was held on January 22, 2010.

(b)	Each of Jill Griffin and Christopher J. Pappas, were elected as a director to hold office until the 2011 Annual Meeting of Shareholders or until his or her successor is elected and qualified.

In addition, Judith Craven, Arthur Emerson, J.S.B. Jenkins, Frank Markantonis, Joe C. McKinney, Gasper Mir III and Harris J. Pappas continue to serve as directors.

Mr. Jim Woliver retired from the Board of Directors as of January 22, 2010.

(c)	The following matters were voted upon at the Annual Meeting:

Nominees for election as director to hold office until the 2011 Annual Meeting of Shareholders or until his or her successor is elected and qualified.

	Votes For	Votes Abstained or Withheld
Jill Griffin	11,018,903	580,398
Christopher J. Pappas	11,008,314	590,987

Ratification of appointment of Grant Thornton LLP as independent auditor for the 2010 fiscal year:

Votes For	24,741,255
Votes Against	115,378
Votes Abstained	110,605

Broker Non-Votes are not tabulated on routine proposals.

Item 6.	Exhibits

4.1	Credit Agreement, as amended through January 31, 2010 among Luby’s, Inc., the lenders from time to time party thereto, Wells Fargo Bank, National Association, as Administrative Agent, and Amegy Bank National Association, as Syndication Agent.

31.1	Rule 13a-14(a)/15d-14(a) certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Rule 13a-14(a)/15d-14(a) certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Section 1350 certification of the Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Section 1350 certification of the Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LUBY’S, INC. (Registrant)

Date: March 19, 2010	By:	/s/ Christopher J. Pappas
Christopher J. Pappas
President and Chief Executive Officer

Date: March 19, 2010	By:	/s/ K. Scott Gray
K. Scott Gray
Senior Vice President and Chief Financial Officer

EXHIBIT INDEX

4.1	Credit Agreement, as amended through January 31, 2010 among Luby’s, Inc., the lenders from time to time party thereto, Wells Fargo Bank, National Association, as Administrative Agent, and Amegy Bank National Association, as Syndication Agent.

31.1	Rule 13a-14(a)/15d-14(a) certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Rule 13a-14(a)/15d-14(a) certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Section 1350 certification of the Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Section 1350 certification of the Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.