Form 10-Q
period 2010-05-05
LUBYS INC
filed 2010-06-11
CIK 16099

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 5, 2010

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

As of May 31, 2010, there were 28,053,253 shares of the registrant’s common stock outstanding.

Luby’s, Inc.

Form 10-Q

Quarter ended May 5, 2010

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

Part I - FINANCIAL INFORMATION

Item 1.	Financial Statements

Luby’s, Inc.

Consolidated Balance Sheets

(In thousands, except share data)

	May 5, 2010	August 26, 2009
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$7,698	$882
Trade accounts and other receivables, net	1,495	1,463
Short-term investments	5,725	—
Food and supply inventories	2,770	2,814
Prepaid expenses	612	661
Assets related to discontinued operations	90	372
Deferred income taxes	26	192

Total current assets	18,416	6,384
Property and equipment, net	136,908	147,345
Long-term investments	—	6,903
Deferred incomes taxes	6,017	5,082
Property held for sale	2,075	3,870
Assets related to discontinued operations	23,919	24,705
Other assets	397	223

Total assets	$187,732	$194,512

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$8,913	$11,595
Liabilities related to discontinued operations	695	1,816
Accrued expenses and other liabilities	12,855	14,063

Total current liabilities	22,463	27,474
Credit facility debt	—	—
Liabilities related to discontinued operations	971	382
Other liabilities	3,241	3,524

Total liabilities	26,675	31,380

Commitments and Contingencies
SHAREHOLDERS’ EQUITY
Common stock, $0.32 par value; 100,000,000 shares authorized; shares issued were 28,552,577 and 28,494,511, respectively; shares outstanding were 28,052,577 and 27,994,511, respectively	9,137	9,118
Paid-in capital	22,859	21,989
Retained earnings	133,391	136,800
Accumulated other comprehensive income	445	—
Less cost of treasury stock, 500,000 shares	(4,775)	(4,775)

Total shareholders’ equity	161,057	163,132

Total liabilities and shareholders’ equity	$187,732	$194,512

The accompanying notes are an integral part of these consolidated financial statements.

Luby’s, Inc.

Consolidated Statements of Operations (unaudited)

(In thousands except per share data)

	Quarter Ended		Three Quarters Ended
	May 5, 2010	May 6, 2009	May 5, 2010	May 6, 2009
	(12 weeks)	(12 weeks)	(36 weeks)	(36 weeks)
SALES:
Restaurant sales	$53,947	$57,470	$153,399	$173,830
Culinary contract services	3,262	2,968	9,514	9,001

TOTAL SALES	57,209	60,438	162,913	182,831
COSTS AND EXPENSES:
Cost of food	14,796	15,484	41,781	47,452
Payroll and related costs	18,932	20,468	55,587	61,762
Other operating expenses	10,482	12,619	33,208	37,969
Opening costs	31	32	183	127
Cost of culinary contract services	2,945	2,866	8,660	8,207
Depreciation and amortization	3,443	3,656	10,461	10,985
General and administrative expenses	5,163	5,955	15,648	17,702
Provision for asset impairments, net	—	—	32	233
Net gain on disposition of property and equipment	(237)	(485)	(965)	(720)

Total costs and expenses	55,555	60,595	164,595	183,717

INCOME (LOSS) FROM OPERATIONS	1,654	(157)	(1,682)	(886)
Interest income	7	22	23	181
Interest expense	(127)	(66)	(300)	(208)
Gain on sales and redemptions (impairment in fair value) of investments	—	(664)	(438)	(794)
Other income, net	204	263	617	754

Income (loss) before income taxes and discontinued operations	1,738	(602)	(1,780)	(953)
Provision (benefit) for income taxes	462	(244)	(240)	(338)

Income (loss) from continuing operations	1,276	(358)	(1,540)	(615)
Loss from discontinued operations, net of income taxes	(546)	(695)	(1,869)	(2,484)

NET INCOME (LOSS)	$730	$(1,053)	$(3,409)	$(3,099)

Income (loss) per share from continuing operations:
Basic	$0.05	$(0.01)	$(0.05)	$(0.02)
Assuming dilution	0.05	(0.01)	(0.05)	(0.02)

Loss per share from discontinued operations:
Basic	$(0.02)	$(0.03)	$(0.07)	$(0.09)
Assuming dilution	(0.02)	(0.03)	(0.07)	(0.09)

Net income (loss) per share:
Basic	$0.03	$(0.04)	$(0.12)	$(0.11)
Assuming dilution	0.03	(0.04)	(0.12)	(0.11)

Weighted average shares outstanding:
Basic	28,145	28,061	28,125	28,078
Assuming dilution	28,151	28,061	28,125	28,078

The accompanying notes are an integral part of these consolidated financial statements.

Note: The Company’s Cash Flow Improvement and Capital Redeployment Plan (“the Plan”) was approved in the first quarter of fiscal year 2010. As a result, the Company reclassified 24 stores to discontinued operations for current and prior fiscal periods.

Luby’s, Inc.

Consolidated Statement of Shareholders’ Equity and Comprehensive Income (Loss) (unaudited)

(In thousands)

	Common Stock				Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total Shareholders’ Equity
	Issued		Treasury
	Shares	Amount	Shares	Amount
BALANCE AT AUGUST 26, 2009	28,495	$9,118	500	$(4,775)	$21,989	$136,800	$—	$163,132
Common stock issued under nonemployee director plans	36	12	—	—	186	—	—	198
Share based compensation expense	22	7	—	—	684	—	—	691
Comprehensive income (loss):
Net Loss	—	—	—	—	—	(3,409)	—	(3,409)
Unrealized gain on investments, net of tax	—	—	—	—	—	—	445	445
Total comprehensive loss								(2,964)

BALANCE AT MAY 5, 2010	28,553	$9,137	500	$(4,775)	$22,859	$133,391	$445	$161,057

The accompanying notes are an integral part of these consolidated financial statements.

Luby’s, Inc.

Consolidated Statements of Cash Flows (unaudited)

(In thousands)

	Three Quarters Ended
	May 5, 2010	May 6, 2009
	(36 weeks)	(36 weeks)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,409)	$(3,099)
Adjustments to reconcile net loss to net cash provided by operating activities:
Net (gains) and losses on property sales and provision for asset impairments	(2,501)	(859)
Depreciation and amortization	10,732	13,051
Impairment charge for decrease in fair value of investments, net of gains	438	794
Amortization of debt issuance cost	187	60
Non-cash compensation expense	198	195
Share-based compensation expense	691	906
Deferred tax benefit	(1,317)	(1,816)

Cash provided by operating activities before changes in operating assets and liabilities	5,019	9,232
Changes in operating assets and liabilities:
Decrease (increase) in trade accounts and other receivables, net	(17)	176
Decrease (increase) in food and supply inventories	261	(205)
Decrease in prepaid expenses and other assets	80	286
Decrease in accounts payable, accrued expenses and other liabilities	(5,099)	(6,094)

Net cash provided by operating activities	244	3,395

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale and redemption of long-term investments	1,414	525
Proceeds from disposal of assets, property insurance proceeds and property held for sale	7,802	2,244
Purchases of property and equipment	(2,266)	(10,335)

Net cash provided by (used in) investing activities	6,950	(7,566)

CASH FLOWS FROM FINANCING ACTIVITIES:
Credit facility borrowings	21,300	14,000
Credit facility repayments	(21,300)	(12,000)
Debt issuance costs	(378)	—

Net cash provided by (used in) financing activities	(378)	2,000

Net increase (decrease) in cash and cash equivalents	6,816	(2,171)
Cash and cash equivalents at beginning of period	882	4,566

Cash and cash equivalents at end of period	$7,698	$2,395

Cash paid for:
Income taxes	$—	$—
Interest	94	135

The accompanying notes are an integral part of these consolidated financial statements.

Luby’s, Inc.

Notes to Consolidated Financial Statements (unaudited)

May 5, 2010

Note 1. Basis of Presentation

The accompanying unaudited consolidated financial statements of Luby’s, Inc. (the “Company” or “Luby’s”) have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements that are prepared for the Company’s Annual Report on Form 10-K. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the period ended May 5, 2010 are not necessarily indicative of the results that may be expected for the fiscal year ending August 25, 2010.

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

As of May 5, 2010, the Company held auction rate securities, which are classified as available-for-sale investments under investments on the balance sheet and are required to be measured at fair value on a recurring basis. As discussed in Note 4, the continued illiquidity in the auction rate market has affected the fair market value of the Company’s auction rate securities because the auctions continue to fail. Therefore, in the absence of an active market, the Company estimated the fair value of these investments using price submissions from financial consultants specializing in valuing these types of securities. These valuations considered, among other things, the collateralization underlying the security, the creditworthiness of the counterparty, the timing of the expected future cash flows, the interest rate of the Company’s investments compared to similar investments, the current illiquidity of the investments, and the estimated next successful auction of the security.

The assets measured at fair value on a recurring basis were as follows:

	Fair Value Measurement Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
		(In thousands)
Balance at August 27, 2008	$—	$—	$8,525
Purchase of long-term investments	—	—	—
Sale of long-term investments	—	—	—
Calls or redemptions at par value as scheduled by Issuer	—	—	(625)
Total gains or losses (realized and unrealized)included in net income (loss)	—	—	(997)

Balance at August 26, 2009	—	—	6,903
Purchase of long-term investments	—	—	—
Sale of long-term investments	—	—	(1,364)
Calls or redemptions at par value as scheduled by Issuer	—	—	(50)
Total unrealized gains or losses recorded in other comprehensive income on the balance sheet	—	—	674
Total gains or losses (realized and unrealized)included in net income (loss)	—	—	(438)

Balance at May 5, 2010	$—	$—	$5,725

The carrying value of cash and cash equivalents, trade accounts and other receivable, accounts payable and accrued expenses approximate fair value based on the short term nature of these accounts.

Note 4. Investments

Investments include available-for-sale securities which are reported at fair value with unrealized gains and losses excluded from earnings and reported in shareholders’ equity unless such losses are considered “other-than-temporary”. The Company held $7.1 million par value ($5.7 million fair value) as short-term investments and $8.7 million par value ($6.9 million fair value) as long-term investments as of May 5, 2010 and August 26, 2009, respectively, in auction rate municipal bonds. Adjustments to fair value were recorded in fiscal years 2008 and 2009 and the first quarter ended November 18, 2009 based on the continued illiquidity of the auction rate securities market and a valuation of the securities. The Company recognized cumulative unrealized losses of $2.1 million and $1.8 million losses as of May 5, 2010 and August 26, 2009, respectively; no additional losses were recognized in the quarter ended May 5, 2010. The cumulative unrealized losses are considered “other-than-temporary” and are recorded as a charge to earnings. However, as a result of an increase in fair market value of the securities at the end of the quarter ended May 5, 2010, the company recorded an unrealized gain of $0.6 million. This unrealized gain was recorded in other comprehensive income on the balance sheet, net of taxes.

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

The auction rate municipal securities are long-term debt obligations that are secured by certain revenue streams (airport, sewer, hospital, etc.). These auction rate securities have insurance policies guaranteeing, with respect to each bond, the payment of principal and accrued interest, as scheduled, if the issuer is unable to service the debt and have been issued ratings ranging from A1 – Aa3 (Moody’s) and A – AAA (Standard and Poor’s). The bonds have experienced this disparity in credit ratings because of the insurance company’s revised credit ratings issued by Moody’s and Standard and Poor’s. As these securities continue to fail at auction, interest income will continue to accrue at a designated benchmark rate plus a premium; otherwise, they will be sold. At each of the resets between February 12, 2008 and May 5, 2010, the Company received all accrued interest due and all accounts payable upon scheduled principal redemptions.

When normal trading on the auction rate securities market halted in February 2008, the Company had sell orders on all of its holdings. In fiscal year 2009, the Company received par value of $625,000 plus accrued interest on the bonds upon scheduled principal redemptions. Through the second quarter ended May 5, 2010, the Company sold one auction rate municipal bond with a par value of $1.6 million ($1.3 million book value) at a 12% discount and received $1.4 million including accrued interest and received par value of $50,000 plus accrued interest from a scheduled principal redemption.

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

In October 2008, the Company had sought relief from the illiquid investments and by filing for arbitration against its broker with Financial Industry Regulatory Authority (FINRA) Dispute Resolution, Inc. and submitting a statement of claim for the par value of the auction rate securities. The arbitration hearing took place in April 2010, and a final award was announced on May 21, 2010 in favor of the Company whereby the broker was ordered to purchase the auction rate securities at par value. The Company continues to pursue its claim against its broker for $0.2 million in losses related to a previous sale. In June 2010, the Company received $7.1 million from the sale of the securities to the broker at par including interest and will recognize a $1.8 million gain in the fourth quarter of fiscal year 2010. The Company is also entitled to receive a 6% per annum fee on the par value of the securities from and including May 29, 2010 through and including the date the award is paid in full.

Note 5. Income Taxes

For the three quarters ended May 5, 2010, including both continuing and discontinued operations, the Company generated a gross taxable loss of approximately $5.3 million. No cash payments of estimated income taxes were made during the three quarters ended May 5, 2010.

Deferred tax assets and liabilities are recorded based on differences between the financial reporting basis and the tax basis of assets and liabilities using currently enacted rates and laws that will be in effect when the differences are expected to reverse. Deferred tax assets are recognized to the extent future taxable income is expected to be sufficient to utilize those assets prior to their expiration. If current available information and projected future results raises doubt about the realization of the deferred tax assets, a valuation allowance is necessary. Such a valuation allowance was established through a charge to income tax expense which adversely affected the Company’s reported operating results. Management concluded that for the quarter ended May 5, 2010 no change in the valuation allowance was necessary. The valuation allowance partially offsets the Company’s net operating loss (“NOL”) carryovers to future years and its carryover of employment tax credits.

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

Note 6. Property and Equipment

The cost, net of impairment, and accumulated depreciation of property and equipment at May 5, 2010 and August 26, 2009, together with the related estimated useful lives used in computing depreciation and amortization, were as follows:

	May 5, 2010	August 26, 2009	Estimated Useful Lives
	(In thousands)
Land	$39,582	$41,434	—
Restaurant equipment and furnishings	91,950	92,672	3 to 15 years
Buildings	150,476	148,998	20 to 33 years
Leasehold and leasehold improvements	21,980	22,722	Lesser of lease term or estimated useful life
Office furniture and equipment	6,278	6,280	3 to 10 years
Construction in progress	337	544	—

	310,603	312,650
Less accumulated depreciation and amortization	(173,695)	(165,305)

Property and equipment, net	$136,908	$147,345

Note 7. Impairment of Long-Lived Assets, Discontinued Operations and Property Held for Sale

Impairment of Long-Lived Assets and Store Closings

The Company periodically evaluates long-lived assets held for use and held for sale whenever events or changes in circumstances indicate that the carrying amount of those assets may not be recoverable. The Company analyzes historical cash flows of operating locations and compares results of poorer performing locations to more profitable locations. The Company also analyzes lease terms, condition of the assets and related need for capital expenditures or repairs, as well as construction activity and the economic and market conditions in the surrounding area.

For assets held for use, the Company estimates future cash flows using assumptions based on possible outcomes of the areas analyzed. If the undiscounted future cash flows are less than the carrying value of the location’s assets, the Company records an impairment loss based on an estimate of discounted cash flows. The estimates of future cash flows, based on reasonable and supportable assumptions and projections, require management’s subjective judgments. Assumptions and estimates used include operating results, changes in working capital, discount rate, growth rate, anticipated net proceeds from disposition of the property and if applicable, lease terms. The span of time for which future cash flows are estimated is often lengthy, increasing the sensitivity to assumptions made. The time span is longer and could be 20 to 25 years for newer properties, but only 5 to 10 years for older properties. Depending on the assumptions and estimates used, the estimated future cash flows projected in the evaluation of long-lived assets can vary within a wide range of outcomes. The Company considers the likelihood of possible outcomes in determining the best estimate of future cash flows. The measurement for such an impairment loss is then based on the fair value of the asset as determined by discounted cash flows. The Company operates 96 restaurants and periodically experiences unanticipated changes in its assumptions and estimates. Those changes could have a significant impact on discounted cash flow models with a corresponding significant impact on the measurement of an impairment. Gains are not recognized until the assets are disposed.

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

Assets related to discontinued operations include food inventory, prepaid expenses, deferred tax assets, unimproved land, closed restaurant properties and related equipment for locations classified as discontinued operations. The following table sets forth the assets and liabilities for all discontinued operations:

	May 5, 2010	August 26, 2009
	(in thousands)
Trade accounts and other receivable, net	$—	$16
Food and supply inventories	—	217
Prepaid expenses	90	139

Assets related to discontinued operations – current	$90	$372

Property and equipment	$22,561	$23,812
Deferred income taxes	1,347	859
Other assets	11	34

Assets related to discontinued operations – non-current	$23,919	$24,705

Accounts payable	$—	$47
Accrued expenses and other liabilities	609	1,622
Deferred income taxes	86	147

Liabilities related to discontinued operations – current	$695	$1,816

Other liabilities	$971	$382

Liabilities related to discontinued operations – non-current	$971	$382

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

No further impairments were recognized in the first, second or third quarters of fiscal year 2010. However, in the first quarter of fiscal year 2010, the Company sold two recently closed properties and recognized a gain of $1.2 million. One property was sold in the second quarter of fiscal year 2010 resulting in a recognized a gain of $0.4 million. No discontinued locations were sold in the third quarter of fiscal year 2010.

During the third quarter of fiscal year 2010, the Company entered into a lease agreement with an independent third-party tenant for one of our closed locations. No gain or loss was recorded as part of the transaction; however, the property will no longer be included in discontinued operations.

As of May 5, 2010, the Company had 26 properties classified as discontinued operations assets.

The 26 properties include:

•	17 owned properties that each include land and restaurant building

•	2 owned undeveloped properties (land)

•	3 ground leased properties that each include a restaurant building

•	2 undeveloped ground leased properties (land leases)

•	2 in-line leased properties (leased shopping center space)

As of May 5, 2010, the asset carrying value of the owned properties is $22.6 million and is included in assets related to discontinued operations. The asset carrying values of the ground leases and in-line leases have previously been impaired to zero.

The Company is actively marketing these properties for lease or sale; and the Company’s results of discontinued operations will be affected by the disposal of properties related to discontinued operations to the extent proceeds from the sales exceed or are less than net book value.

The following table sets forth the sales and pretax losses reported for all discontinued locations:

	Three Quarters Ended
	May 5, 2010	May 6, 2009
	(36 weeks)	(36 weeks)
	(In thousands, except discontinued locations)
Sales	$3,520	$25,815
Pretax losses	(2,873)	(3,777)
Income tax benefit on discontinued operations	1,004	1,293
Net loss on discontinued operations	(1,869)	(2,484)
Discontinued locations closed during the period	22	—

During the three quarters ended May 5, 2010, the Company expensed $0.7 million for lease exit costs and future rental costs related to closed locations. The Company incurred $0.7 million and zero in employee settlement costs in the three quarters ended May 5, 2010 and May 6, 2009, respectively.

The following table summarizes discontinued operations for the periods presented:

	Three Quarters Ended
	May 5, 2010	May 6, 2009
	(36 weeks)	(36 weeks))
	(In thousands, except per share data)
Impairments	$—	$—
Gains (losses)	1,568	(187)

Net (impairments) gains	1,568	(187)
Other	(3,437)	(2,297)

Discontinued operations	$(1,869)	$(2,484)

Effect on EPS from discontinued operations – decrease – basic	$(0.07)	$(0.09)

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

Property Held for Sale

The Company periodically reviews long-lived assets against its plans to retain or ultimately dispose of properties. If the Company decides to dispose of a property, it will be moved to property held for sale and actively marketed. Property held for sale is recorded at amounts not in excess of what management currently expects to receive upon sale, less costs of disposal. The Company analyzes market conditions each reporting period and records additional impairments due to declines in market values of like assets. The fair value of the property is determined by observable inputs such as appraisals and prices of comparable properties in active markets for assets like the Company’s. Gains are not recorded or realized until the properties are disposed.

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

As of May 5, 2010, the Company had three owned properties and one ground lease held for sale with a carrying value of approximately $2.1 million. During the second quarter of fiscal year 2010, the Company was able to negotiate a settlement for one of the ground leases. During the third quarter of fiscal year 2010, the Company sold one owned location for a gross sales price of $2.0 million and a gain of approximately $250,000 was recognized.

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

Construction Activity

From time to time, the Company enters into non-cancelable contracts for the construction of its new restaurants. This construction activity exposes the Company to the risks inherent in new construction including but not limited to rising material prices, labor shortages, delays in getting required permits and inspections, adverse weather conditions, and injuries sustained by workers. The Company had no non-cancelable contracts as of May 5, 2010.

Note 9. Related Parties

Affiliate Services

The Company’s Chief Executive Officer, Christopher J. Pappas, and Chief Operating Officer, Harris J. Pappas, own two restaurant entities (the “Pappas entities”) that may provide services to the Company and its subsidiaries, as detailed in the Master Sales Agreement dated December 9, 2005 among the Company and the Pappas entities.

Under the terms of the Master Sales Agreement, the Pappas entities may provide specialized (customized) equipment fabrication and basic equipment maintenance, including stainless steel stoves, shelving, rolling carts, and chef tables. The total costs under the Master Sales Agreement of custom-fabricated and refurbished equipment in the three quarters ended May 5, 2010 and May 6, 2009 were $33,000 and $312,000, respectively. Services provided under this agreement are subject to review and approval by the Finance and Audit Committee.

Operating Leases

The Company previously leased from the Pappas entities property that was used to accommodate the Company’s in-house repair and fabrication center, which was referred to as the Houston Service Center. The Company terminated this lease in August 2008. The Company paid zero dollars pursuant to the terms of this lease in the three quarters ended May 5, 2010 and May 6, 2009. The Company leases from an unrelated third party a new property that combines both the offices of the Company’s Facility Services and Warehouse Operations. The property is approximately 60,000 square feet.

The Company also previously leased from the Pappas entities approximately 27,000 square feet of warehouse space to complement the Houston Service Center at a monthly rate of approximately $0.21 per square foot. No payments were due pursuant to the terms of this lease in the three quarters ended May 5, 2010 and May 6, 2009. On February 29, 2008, the Company terminated this lease.

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

On November 22, 2006, the Company executed a new lease agreement in connection with the replacement of the existing restaurant with a new prototype restaurant in the retail strip center described above. The new restaurant opened in July 2008 and the new lease agreement provides for a primary term of approximately twelve years with two subsequent five-year options. The new lease also gives the landlord an option to buy out the agreement on or after the calendar year 2015 by paying the unamortized cost of the Company’s improvements. The Company is currently obligated to pay rent of $20.00 per square foot ($22.00 per square foot beginning January 2014) plus maintenance, taxes, and insurance during the primary term of the lease. Thereafter, the lease provides for reasonable increases in rent at set intervals. The Company made payments of $228,000 and $224,000 in the three quarters ended May 5, 2010 and May 6, 2009, respectively. The new lease agreement was approved by the Finance and Audit Committee and full Board of Directors.

Affiliated rents paid for a Houston restaurant property lease represented 6.1% and 6.8% of total rents for continuing operations for the three quarters ended May 5, 2010 and May 6, 2009, respectively.

	Three Quarters Ended
	May 5, 2010	May 6, 2009
	(36 weeks)	(36 weeks)
	(In thousands, except percentages)
AFFILIATED COSTS INCURRED:
General and administrative expenses – professional and other costs	$50	$101
Capital expenditures – custom-fabricated and refurbished equipment and furnishings	33	312
Other operating expenses and opening costs, including property leases	240	141

Total	$323	$554

RELATIVE TOTAL COMPANY COSTS:
General and administrative expenses	$15,648	$17,702
Capital expenditures	2,266	10,335
Other operating expenses and opening costs	33,391	38,096

Total	$51,305	$66,133

AFFILIATED COSTS INCURRED AS A PERCENTAGE OF RELATIVE TOTAL COMPANY COSTS	0.63%	0.84%

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

Key Management Personnel

In November 2005, Christopher and Harris Pappas entered into new employment agreements that were subsequently amended in April 2010 to extend the expiration date thereof to August 2011. In November 2009, Messrs. Pappas’ fixed annual base salaries were reduced to their current level. Both continue to devote their primary time and business efforts to the Company while maintaining their roles at Pappas Restaurants, Inc.

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

Paulette Gerukos, Vice President of Human Resources of the Company, is the sister-in-law of Harris J. Pappas, the Chief Operating Officer.

Note 10. Share-Based Compensation

Stock Options

The Company has an Incentive Stock Plan for officers and employees (“Employee Stock Plans”) and a Non-employee Director Stock Option Plan for non-employee directors. These plans authorize the granting of stock options, restricted stock and other types of awards consistent with the purpose of the plans. Approximately 2.8 million shares were authorized for issuance under the Company’s plans as of May 5, 2010, of which approximately 1.0 million shares were available for future issuance. Stock options granted under the Incentive Stock Plan and the Non-employee Director Stock Option Plan have an exercise price equal to the market price of the Company’s common stock at the date of grant. Option awards under the Employee Stock Plans generally vest 25% each year on the anniversary of the grant date and expire six to ten years from the grant date. Option awards under the Non-employee Director Stock Option Plan generally vest 100% on the first anniversary of the grant date and expire ten years from the grant date.

A summary of the Company’s stock option activity for the three quarters ended May 5, 2010 is presented below:

	Shares Under Fixed Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
			(Years)	(In thousands)
Outstanding at August 26, 2009	1,025,451	$8.77	4.58	$43
Granted	306,750	3.44
Exercised	—
Forfeited or Expired	4,000	10.81

Outstanding at May 5, 2010	1,328,201	7.54	4.75	194

Exercisable at May 5, 2010	636,071	$9.92	2.87	$32

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

A summary of the Company’s restricted stock activity during the three quarters ended May 5, 2010 is presented in the following table:

	Restricted Stock Units	Weighted-Average Fair Value	Weighted-Average Remaining Contractual Term
		(Per share)	(Years)
Unvested at August 26, 2009	80,155	$9.62	1.06
Granted	16,000	3.46	—
Vested	26,889	7.67	—
Forfeited	10	9.62	—

Unvested at May 5, 2010	69,256	$8.31	1.06

Note 11. Earnings Per Share

Basic net income per share is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding and unvested restricted stock for the reporting period. Diluted net income per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. For the calculation of diluted net income per share, the basic weighted average number of shares is increased by the dilutive effect of stock options determined using the treasury stock method. Stock options with exercise prices exceeding current market prices that were excluded from the computation of net income per share amounted to approximately 1,008,000 shares and 868,000 shares for the three quarters ended May 5, 2010 and May 6, 2009, respectively.

The components of basic and diluted net income per share are as follows:

	Quarter Ended		Three Quarters Ended
	May 5, 2010	May 6, 2009	May 5, 2010	May 6, 2009
	(12 weeks)	(12 weeks)	(36 weeks)	(36 weeks)
	(In thousands except share data)
Numerator:
Income (loss) from continuing operations	$1,276	$(358)	$(1,540)	$(615)
Loss from discontinued operations	(546)	(695)	(1,869)	(2,484)

Net income (loss)	$730	$(1,053)	$(3,409)	$(3,099)

Denominator:
Denominator for basic earnings per share – weighted-average shares	28,145	28,061	28,125	28,078
Effect of potentially dilutive securities:
Employee and non-employee stock options	6	—	—	—

Denominator for earnings per share assuming dilution	28,151	28,061	28,125	28,078

Income (loss) per share from continuing operations:
Basic	$0.05	$(0.01)	$(0.05)	$(0.02)
Assuming dilution	$0.05	$(0.01)	$(0.05)	$(0.02)

Loss per share from discontinued operations:
Basic	$(0.02)	$(0.03)	$(0.07)	$(0.09)
Assuming dilution	$(0.02)	$(0.03)	$(0.07)	$(0.09)

Net income (loss) per share:
Basic	$0.03	$(0.04)	$(0.12)	$(0.11)
Assuming dilution	$0.03	$(0.04)	$(0.12)	$(0.11)

Note 12. New Adopted Accounting Pronouncements

Recent Accounting Pronouncements

The FASB issued Accounting Standards Update (ASU) 2009-05, 2009-12 and 2010-06 amending certain disclosure requirements regarding fair value measurements. The new guidance requires more robust disclosures about the different classes of assets and liabilities measured at fair value, the valuation techniques and inputs used, the activity in Level 3 fair value measurements, and the transfers between Levels 1, 2, and 3. The expanded disclosures of Level 1 and 2 are required for reporting periods beginning after December 15, 2009. The expanded disclosures for Level 3 activity are required for reporting periods beginning after December 15, 2010. These updates did not or will not materially impact the Company’s consolidated financial statements.

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

On August 27, 2009, the Company adopted ASC subtopic 260-10, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities,” which provides that unvested share-based payment awards that contain nonforfeitable rights to dividends that are paid or unpaid are participating securities and shall be included in the computation of earnings per share based on the two-class method. The two-class method is an earnings allocation method for computing earnings per share when an entity’s capital structure includes either two or more classes of common stock or common stock and participating securities. The Company applied the provision of this accounting guidance for all periods presented. The adoption did not have a material impact on the Company’s financial statements.

Note 13. Subsequent Event

In June 2010, the Company received $7.1 million, including interest, from the sale of auction rate securities held as investments. See Note 4. The company will recognize a $1.8 million, pre-tax gain on the sale of these securities in the fourth quarter of fiscal year 2010. The Company is pursuing reimbursement from its broker for a $0.2 million loss, recognized as the result of a previous sale of auction rate securities below par.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s discussion and analysis of financial condition and results of operations should be read in conjunction with the consolidated financial statements and footnotes for the period ended May 5, 2010 included in Item 1 of Part I of this Quarterly Report on Form 10-Q, and the audited financial statements included in our Annual Report on Form 10-K for the fiscal year ended August 26, 2009.

The following presents an analysis of the results and financial condition of our continuing operations. Except where indicated otherwise, the results of discontinued operations are excluded from this discussion.

Overview

As of May 5, 2010, we operated 96 restaurants, of which 95 are traditional cafeterias and one of which primarily serves seafood. These establishments are located in close proximity to retail centers, business developments and residential areas in four states. Of the 96 restaurants, 68 are located on property that we own and 28 are on leased premises.

Also as of May 5, 2010 we operated 17 culinary contract service facilities. These facilities are located within healthcare and education settings in Texas and Louisiana. These facilities provide food service options to varied populations including in-hospital-room patient meal service, retail food-court style restaurant dining, and coffee/snack kiosks.

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

RESULTS OF OPERATIONS

For the Third Quarter and Year-to-Date Fiscal Year 2010 versus the Third Quarter and Year-to-Date Fiscal Year 2009

Sales

Total sales decreased approximately $3.2 million, or 5.3%, in the quarter ended May 5, 2010 compared to the quarter ended May 6, 2009, consisting of a $3.5 million decrease in restaurant sales offset by a $0.3 million increase in culinary contract services. The $3.5 million decline in restaurant sales included $0.8 million in sales from two units that were in operation during the quarter ended May 6, 2009, but closed subsequent to that date and not reclassified to discontinued operations. We neither closed nor opened any restaurants during the quarter ended May 5, 2010. During the quarter ended May 6, 2009, we opened one location which was subsequently closed. The prior year results of restaurants closed as part of the Cash Flow Improvement and Capital Redeployment Plan (the “Plan”) have been reclassified to discontinued operations. Year-over-year same store sales declined 4.8% in the third quarter ended May 5, 2010 compared to a year-over-year decline of 8.9% in the third quarter ended May 6, 2009.

Total sales decreased approximately $19.9 million, or 10.9% in the three quarters ended May 5, 2010, compared to the three quarters ended May 6, 2009, consisting of a $20.4 million decrease in restaurant sales offset by a $0.5 million increase in culinary contract services revenue. The $20.4 million decline in restaurant sales included $2.8 million in sales from five units that were in operation during a portion of the three quarters ended May 6, 2009, but closed subsequent to that date and reclassified to discontinued operations. The prior year results of restaurants closed as part of the Plan have been reclassified to discontinued operations. Year-over-year same store sales declined 10.2% in the three quarters ended May 5, 2010 compared to a year-over-year decline of 6.3% in the three quarters ended May 6, 2009.

Cost of Food

Food costs decreased approximately $0.7 million, or 4.4%, in the quarter ended May 5, 2010 compared to the quarter ended May 6, 2009 due to lower sales volumes. As a percentage of restaurant sales, food costs increased 0.5%, to 27.4% in the quarter ended May 5, 2010 compared to 26.9% in the quarter ended May 6, 2009, primarily due to lower menu prices and limited time offers.

Food costs decreased approximately $5.7 million, or 11.9%, in the three quarters ended May 5, 2010 compared to the three quarters ended May 6, 2009, due to lower sales volumes. As a percentage of restaurant sales, food costs were 27.2% in the three quarters ended May 5, 2010 compared to 27.3% for the three quarters ended May 6, 2009, primarily due to operational improvements in food production, lower commodity costs and menu management partially offset by lower menu prices and limited time offers in the three quarters ended May 5, 2010.

Payroll and Related Costs

Payroll and related costs decreased approximately $1.5 million in the quarter ended May 5, 2010 compared to the quarter ended May 6, 2009. Payroll and related expenses decreased primarily due to increased efficiencies in crew scheduling, lower crew overtime hours, and lower management costs partially offset by higher average wages paid to our crew employees. As a percentage of restaurant sales, these costs decreased 0.5%, to 35.1%, in the quarter ended May 5, 2010 compared to 35.6% in the quarter ended May 6, 2009. The change in workers’ compensation expense, as a percentage of restaurant sales, increased payroll and related costs by approximately 0.2% in the quarter ended May 6, 2009.

Payroll and related costs decreased approximately $6.2 million in the three quarters ended May 5, 2010 compared to the three quarters ended May 6, 2009 due primarily to lower crew overtime hours and lower management costs, offset by higher average wages paid to our crew employees. As a percentage of restaurant sales, payroll and related costs increased 0.7%, to 36.2%, in the three quarters ended May 5, 2010 compared to 35.5% in the three quarters ended May 6, 2009, primarily due to reduced restaurant sales offset by lower use of crew overtime and lower management costs.

Other Operating Expenses

Other operating expenses primarily include restaurant-related expenses for utilities, repairs and maintenance, advertising, insurance, services, supplies and occupancy costs. Other operating expenses decreased by approximately $2.1 million, or 16.9%, in the quarter ended May 5, 2010 compared to the quarter ended May 6, 2009. Other operating expenses decreased primarily due to 1) an approximate $0.7 million reduction in marketing and advertising expenses as efforts were focused on store specific limited time offers which generally did not require broad based marketing efforts; 2) an approximate $0.5 million reduction in utility expenses; 3) an approximate $0.3 million reduction in repairs and maintenance expense; 4) an approximate net $0.1 million reduction in supplies, services, and other operating expenses; and 5) the receipt of insurance proceeds of approximately $0.5 million related to a Hurricane Ike claim settlement for business interruption. As a percentage of restaurant sales, other operating expenses decreased 2.6%, to 19.4%, in the quarter ended May 5, 2010 compared to 22.0% in the quarter ended May 6, 2009.

Other operating expenses decreased by approximately $4.8 million, or 12.5%, in the three quarters ended May 5, 2010 compared to the three quarters ended May 6, 2009. As a percentage of restaurant sales, these costs decreased 0.2%, to 21.6%, in the three quarters ended May 5, 2010 compared to 21.8% in the three quarters ended May 6, 2009. Other operating expenses decreased primarily due to 1) an approximate $1.7 million reduction in utility expenses; 2) a $1.0 million reduction due to the non-recurrence of Hurricane Ike-related expenses that were recorded in the three quarters ended May 6, 2009; 3) an approximate $1.0 million reduction in supplies and services expenses; and 4) an approximate $0.6 million reduction in repairs and maintenance, marketing and advertising, and occupancy costs. Other operating expenses for the three quarters ended May 5, 2010 were also reduced due to the receipt of insurance proceeds of approximately $0.5 million related to a Hurricane Ike claim settlement for business interruption.

Opening Costs

Opening costs include labor, supplies, occupancy, and other costs necessary to support the restaurant through its opening period. Opening costs were approximately $31,000 in the quarter ended May 5, 2010 compared to approximately $32,000 in the quarter ended May 6, 2009. The quarter ended May 5, 2010 and the quarter ended May 6, 2009 included carrying costs of locations to be developed for future restaurant openings.

Opening costs were approximately $183,000 in the three quarters ended May 5, 2010 compared to approximately $127,000 in the three quarters ended May 6, 2009. Opening costs in the three quarters ended May 5, 2010 and the three quarters ended May 6, 2009 included the carrying costs of locations to be developed for future restaurant openings. The three quarters ended May 5, 2010 also included an impairment charge for assets that will not be fully incorporated into the final design of the unit.

Cost of Culinary Contract Services

Cost of culinary contract services increased by approximately $0.1 million in the quarter ended May 5, 2010 compared to the quarter ended May 6, 2009. Cost of culinary contract services includes the food, labor, and other direct operating expenses associated with culinary contract services. During the quarter ended May 5, 2010, culinary services operated 16 facilities compared to 12 for the quarter ended May 6, 2009.

Cost of culinary contract services increased by approximately $0.5 million in the three quarters ended May 5, 2010 compared to the three quarters ended May 6, 2009. Cost of culinary contract services includes the food, labor, and other direct operating expenses associated with culinary contract services.

Depreciation and Amortization

Depreciation and amortization expense decreased by approximately $0.2 million, or 5.8%, in the quarter ended May 5, 2010 compared to the quarter ended May 6, 2009, due to a slightly lower depreciable asset base reflecting reduced capital spending, and certain assets reaching the end of their depreciable lives.

Depreciation and amortization expense decreased by approximately $0.5 million, or 4.8%, in the three quarters ended May 5, 2010 compared to the three quarters ended May 6, 2009, due to a slightly lower depreciable asset base reflecting reduced capital spending, and certain assets reaching the end of their depreciable lives.

General and Administrative Expenses

General and administrative expenses include corporate salaries and benefits-related costs, including restaurant area leaders, share-based compensation, professional fees, travel and recruiting expenses and other office expenses. General and administrative expenses decreased by approximately $0.8 million, or 13.3%, in the quarter ended May 5, 2010 compared to the quarter ended May 6, 2009. The decrease was due to a $0.7 million decrease in corporate salary and benefit expense as a result of reductions in corporate support headcount, partially offset by higher professional fees. As a percentage of total sales, general and administrative expenses increased to 9.0% in the quarter ended May 5, 2010 compared to 9.9% in the quarter ended May 6, 2009.

General and administrative expenses decreased by approximately $2.1 million, or 11.6%, in the three quarters ended May 5, 2010 compared to the three quarters ended May 6, 2009. As a percentage of total sales, general and administrative expenses decreased to 9.6% in the three quarters ended May 5, 2010 compared to 9.7% in the three quarters ended May 6, 2009. The decrease was mainly due to reductions in salary and benefit expense as a result of reductions in corporate support headcount.

Net (Gain) Loss on Disposition of Property and Equipment

The net gain on disposition of property and equipment was approximately $0.2 million in the quarter ended May 5, 2010. The net gain on disposition of property and equipment was primarily from the gain on the sale of one closed restaurant property offset by asset retirement activity in our restaurant units.

The net gain on disposition of property and equipment was approximately $1.0 million in the three quarters ended May 5, 2010. The net gain included a gain on the sales of an easement right and the sale of one unit in excess of net book value offset by normal asset retirement activity in our restaurant units. The net gain on disposition of property and equipment was approximately $0.7 million in the three quarters ended May 6, 2009. The net gain reflects the gain on the sale of one closed restaurant property and insurance proceeds of approximately $0.6 million related to property damage associated with Hurricane Ike, which were received in March 2009 and recognized in the quarter ended May 6, 2009, offset by asset retirement activity in our restaurant units.

Interest Income

Interest income decreased by approximately $15,000 in the quarter ended May 5, 2010 compared to the quarter ended May 6, 2009, primarily related to lower cash and cash equivalents.

Interest income decreased by approximately $158,000 for the three quarters ended May 5, 2010 compared to the three quarters ended May 6, 2009, primarily related to lower cash and cash equivalents and lower interest rates.

Interest Expense

Interest expense in the quarter ended May 5, 2010 increased by approximately $61,000 compared to the interest expense in the quarter ended May 6, 2009 due to the acceleration of the amortization of pre-paid financing costs associated with the amended credit facility.

Interest expense in the three quarters ended May 5, 2010 increased by approximately $92,000 in the three quarters ended May 6, 2010 compared to the three quarters ended May 6, 2009 due to the acceleration of the amortization of pre-paid financing costs associated with the amended credit facility.

Gain on Sales and Redemptions (Impairment of Fair Market Value) of Investments

The provision for impairment of fair market value of investments of approximately zero and $0.7 million for the quarters ended May 5, 2010 and May 6, 2009, respectively was due to the continued illiquidity of the auction rate securities markets.

The reduction in fair value of the investments was derived through valuation and is considered “other-than-temporary.” See “Liquidity and Capital Resources – Status of Investments and Liquidity” below for additional information regarding these investments.

The net provision for impairment of fair market value of investments for the three quarters ended May 5, 2010 was approximately $0.4 million. The net provision for impairment charges for the three quarters ended May 6, 2009 was approximately $0.8 million.

Other Income, Net

Other income, net consisted primarily of the following components: net rental property income and expenses relating to property for which we are the landlord; prepaid sales tax discounts earned through our participation in state tax prepayment programs; oil and gas royalty income; and de-recognition of gift certificate liability resulting from the expiration of state statutes of limitation on gift certificate amounts. Other income, net in the quarter ended May 5, 2010 decreased approximately $59,000 compared to the quarter ended May 6, 2009. Other income, net in the three quarters ended May 5, 2010 decreased approximately $137,000 compared to the three quarters ended May 6, 2009.

Taxes

The income tax provision for the quarter ended May 5, 2010 is approximately $0.5 million compared to a tax benefit of approximately $0.2 million for the quarter ended May 6, 2009.

The income tax benefit for the three quarters ended May 5, 2010 reflects an effective tax rate of 13.5% of the pre-tax loss from continuing operations offset by a valuation allowance. The income tax benefit decreased $0.1 million for the three quarters ended May 5, 2010 compared to the three quarters ended May 6, 2009.

The income tax benefit recorded for the three quarters ended May 6, 2009 reflects an effective tax rate of 35.5% of the results of continuing operations. There was no valuation allowance at the end of the quarter ended May 6, 2009.

Discontinued Operations

The loss from discontinued operations was $0.5 million in the quarter ended May 5, 2010 compared to a $0.7 million loss in the quarter ended May 6, 2009. The loss from discontinued operations was $1.9 million in the three quarters ended May 5, 2010 compared to a $2.5 million loss in the three quarters ended May 6, 2009. The loss in the three quarters ended May 5, 2010 included a $1.6 million gain related to the sale of closed properties.

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

Through reduction in purchases of property and equipment and proceeds from the sale of assets, as of May 5, 2010 we had no loans outstanding under our New Credit Facility. Under the current terms of our New Credit Facility (as defined below in “Debt – 2009 Revolving Credit Facility”), capital expenditures are limited to a maximum amount in fiscal 2010 and to an amount based on our EBITDA, as defined in the credit agreement governing our New Credit Facility, in subsequent years. The amount of borrowings are also limited based on our EBITDA. However, we do not expect these limits to have a material impact on our operations. Based upon our level of past and projected capital requirements, we expect that our current cash on hand, proceeds from the sale of assets and cash flows from operations, combined with other financing alternatives in place or available, will be sufficient to meet our capital expenditures and working capital requirements during the next twelve months.

As is common in the restaurant industry, we maintain relatively low levels of accounts receivable and inventories, and our vendors grant trade credit for purchases such as food and supplies. However, high levels of accounts receivable are typical for culinary contract services.

Cash and cash equivalents increased to $7.7 million at May 5, 2010 from $0.9 million at the beginning of the fiscal year. This increase is primarily due to an increase in cash provided by proceeds from the sale of assets. We generally reinvest available cash flows from operations to develop new restaurants, enhance existing restaurants and to support culinary contract services.

The following table summarizes our cash flows from operating, investing and financing activities:

	Three Quarters Ended
	May 5, 2010	May 6, 2009
	(36 weeks)	(36 weeks)
	(In thousands)
Total cash provided by (used in):
Operating activities	$244	$3,395
Investing activities	6,950	(7,566)
Financing activities	(378)	2,000

Increase (decrease) in cash and cash equivalents	$6,816	$(2,171)

Operating Activities. In the three quarters ended May 5, 2010, operating cash flow decreased $3.2 million compared to the three quarters ended May 6, 2009, primarily due to reduced sales generating lower operating income.

Investing Activities. Cash flows provided by investing activities were $7.0 million in the three quarters ended May 5, 2010 compared to $7.6 million in cash used in the three quarters ended May 6, 2009, primarily due to $7.8 million in proceeds received on the sale of four restaurant properties and an easement on one restaurant property and $1.4 million in proceeds from sale of long term investments offset by $2.3 million in purchases of property and equipment. Our capital expenditure program includes, among other things, restaurant remodeling, information technology enhancements and Culinary Contract Service locations. We used $1.5 million for purchases of property and equipment in the three quarters ended May 5, 2010 compared to $8.8 million in the three quarters ended May 6, 2009. We expect to spend approximately $3.0 million to $4.0 million on capital expenditures in fiscal year 2010.

Financing Activities. Cash provided by (used in) financing activities decreased from a $2.0 million source of cash to a $0.4 million use of cash, compared to the three quarters ended May 6, 2009, due primarily to net borrowings under our Amended Facility (as described below under “Debt – First Amendment to 2007 Revolving Credit Facility”) and our New Credit Facility that replaced the Amended Facility during the three quarters ended May 6, 2009. Net borrowings under our New Credit Facility during the three quarters ended May 5, 2010 was zero.

Status of Investments and Liquidity

At May 5, 2010, we held $7.1 million, par value ($5.7 million, fair value) in auction rate municipal bonds as investments. These securities are long-term bonds with underlying maturities in years 2022 through 2042 but have historically had short-term features intended for the investor’s liquidity. Prior to the collapse of the auction rate securities market in February 2008, these bonds were purchased or sold through a Dutch-auction process in short-term intervals of 7, 28 or 35 days, whereby the interest rate on the security is reset. The prevailing market auction failures resulted in the an other-than-temporary impairment net loss of $1.0 million in fiscal year 2009 and $0.4 million in the three quarters ended May 5, 2010. Since our securities estimate of fair market value increased at the quarter ended May 5, 2010, we recorded a $0.6 million unrealized gain. The unrealized gain was recorded in other comprehensive income on the balance sheet.

In October 2008, we had sought relief from the illiquid investments by filing for arbitration against our broker with FINRA Dispute Resolution, Inc. and submitting a statement of claim for the par value of the auction rate securities. The arbitration hearing took place in April 2010, and a final award was announced on May 21, 2010, in our favor whereby the broker was ordered to purchase the auction rate securities at par value. We continue seeking recovery from our broker, $0.2 million related to a previous below par sale of auction rate securities. In June 2010, we received $7.1 million, including interest, from the sale of the securities to the broker at par. We also are entitled to receive a 6% per annum fee on the par value of the securities from and including May 29, 2010 through and including the date the award is paid in full.

Status of Trade Accounts and Other Receivables, Net

We monitor our receivables aging and record provisions for uncollectability as appropriate. Credit terms of accounts receivable associated with our culinary contract service business vary from 30 to 60 days based on contract terms.

Working Capital

We had a working capital deficit of $4.0 million as of May 5, 2010, compared to a working capital deficit of $21.1 million as of August 26, 2009. The reduction of the deficit is primarily due to the $6.8 million increase in cash, the reclassification of a $5.7 million net long-term investment in auction rate securities to short-term, a decrease in accounts payable of $2.7 million, a decrease in accrued payroll of $0.8 million, and a decrease in accrued property taxes payable of $1.4 million. We expect to meet our working capital requirements through cash flows from operations, sales of properties and availability under our New Credit Facility.

Capital Expenditures

Capital expenditures consist of purchases of real estate for future restaurant sites, new units construction, purchases of new and replacement restaurant furniture and equipment, and ongoing remodeling programs. Capital expenditures for the three quarters ended May 5, 2010 were approximately $2.2 million, and related to maintaining our investment in existing operating units. We expect to be able to fund all capital expenditures in fiscal year 2010 using cash flows from operations and availability under our New Credit Facility (as defined below). We expect to spend approximately $3.0 million to $4.0 million on capital expenditures in fiscal year 2010.

DEBT

2009 Revolving Credit Facility

On November 9, 2009, we entered into a revolving credit facility (the “New Credit Facility”), which amends and restates the 2007 Revolving Credit Facility, as amended, and reflects the following changes to the Amended Facility (as defined below):

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

We incurred approximately $0.4 million in related fees and expenses to be incurred associated with the closing of the New Credit Facility. Management recognized $54,000 in unamortized pre-paid financing fees outstanding in fiscal year 2010 as a result of the reduction in the facility size and maturity.

The New Credit Facility contains customary covenants and restrictions on our ability to engage in certain activities, asset sales, letters of credit, and acquisitions, and contains customary events of default. As of May 5, 2010, we were in compliance with all covenants.

The New Credit Facility was amended on January 31, 2010 to extend the time permitted for us to finalize a portion of our real estate related financing obligations and to clarify covenant language related to the sale or lease of our assets.

As of May 5, 2010, we had no outstanding loans and $1.6 million committed under letters of credit, which were issued as security for the payment of insurance obligations.

At May 5, 2010, $18.4 million was available under the New Credit Facility.

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

Income Taxes

We record the estimated future tax effects of temporary differences between the tax bases of assets and liabilities and amounts reported in the accompanying consolidated balance sheets, as well as operating loss and tax credit carry backs and carry forwards. We periodically review the recoverability of tax assets recorded on the balance sheet and provide valuation allowances as management deems necessary.

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

Investments

Investments include available-for-sale securities, which are reported at fair value. Securities available for sale consist of auction rate securities. Declines in fair value of available for sale securities are analyzed to determine if the decline is temporary or “other-than-temporary.” Temporary unrealized gains and losses on available-for-sale securities are excluded from earnings and reported in shareholders’ equity. Other–than-temporary declines reduce earnings. Any increases in other-than-temporary declines in fair value will not be recognized until the securities are sold.

Impairment of Long-Lived Assets

We periodically evaluate long-lived assets held for use and held for sale whenever events or changes in circumstances indicate that the carrying amount of those assets may not be recoverable. We analyze historical cash flows of operating locations and compare results of poorer performing locations to more profitable locations. We also analyze lease terms, condition of the assets and related need for capital expenditures or repairs, as well as construction activity and the economic and market conditions in the surrounding area.

For assets held for use, we estimate future cash flows using assumptions based on possible outcomes of the areas analyzed. If the undiscounted future cash flows are less than the carrying value of the location’s assets, we record an impairment based on an estimate of discounted cash flows. The estimates of future cash flows, based on reasonable and supportable assumptions and projections, require management’s subjective judgments. Assumptions and estimates used include operating results, changes in working capital, discount rate, growth rate, anticipated net proceeds from disposition of the property and if applicable, lease terms. The span of time for which future cash flows are estimated is often lengthy, increasing the sensitivity to assumptions made. The time span is longer and could be 20 to 25 years for newer properties, but only 5 to 10 years for older properties. Depending on the assumptions and estimates used, the estimated future cash flows projected in the evaluation of long-lived assets can vary within a wide range of outcomes. We consider the likelihood of possible outcomes in determining the best estimate of future cash flows. The measurement for such an impairment loss is then based on the fair value of the asset as determined by discounted cash flows. We operate 96 restaurants and periodically experience unanticipated changes in our assumptions and estimates. Those changes could have a significant impact on discounted cash flow models with a corresponding significant impact on the measurement of an impairment. Gains are not recognized until the assets are disposed. We believe we have approximately $5.5 million in net carrying value of assets held for use where an impairment charge is reasonably possible within the next 12 months.

Property Held for Sale

We periodically review long-lived assets against its plans to retain or ultimately dispose of properties. If we decide to dispose of a property, it will be moved to property held for sale and actively marketed. Property held for sale is recorded at amounts not in excess of what management currently expects to receive upon sale, less costs of disposal. We analyze market conditions each reporting period and records additional impairments due to declines in market values of like assets. The fair value of the property is determined by observable inputs such as appraisals and prices of comparable properties in active markets for assets like the ours. Gains are not recorded or realized until the properties are disposed.

Property held for sale includes unimproved land, closed restaurant properties and related equipment for locations not classified as discontinued operations. The specific assets are valued at the lower of net depreciable value or net realizable value.

We are actively marketing the locations currently classified as property held for sale.

Our results of continuing operations will be affected by the disposal of properties held for sale to the extent proceeds from the sales exceed or are less than net book value.

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

In some cases, investors can identify these statements by forward-looking words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “outlook,” “may,” “should,” “will,” and “would” or similar words. Forward-looking statements are based on certain assumptions and analyses made by management in light of their experience and perception of historical trends, current conditions, expected future developments and other factors we believe are relevant. Although management believes that their assumptions are reasonable based on information currently available, those assumptions are subject to significant risks and uncertainties, many of which are outside of our control. The following factors, as well as the factors set forth in Item 1A of our Annual Report on Form 10-K for the fiscal year ended August 26, 2009 and any other cautionary language in this Quarterly Report on Form 10-Q, provide examples of risks, uncertainties, and events that may cause our financial and operational results to differ materially from the expectations described in our forward-looking statements:

•	general business and economic conditions;

•	the impact of competition;

•	our operating initiatives, changes in promotional, coupon and advertising strategies and the success of management’s business plans;

•	fluctuations in the costs of commodities, including beef, poultry, seafood, dairy, cheese, oils and produce;

•	ability to successfully increase sales of existing restaurants to achieve profitability;

•	ability to raise menu prices, and customers acceptance of changes in menu items;

•	increases in utility costs, including the costs of natural gas and other energy supplies;

•	changes in the availability and cost of labor, including the ability to attract qualified managers and team members;

•	the effectiveness of our marketing activities;

•	the seasonality of the business;

•	collectability of accounts receivable;

•	changes in governmental regulations, including changes in minimum wages and health care benefit regulation;

•	the effects of inflation and changes in our customers’ disposable income, spending trends and habits;

•	the ability to realize property values;

•	the availability and cost of credit;

•	weather conditions in the regions in which our restaurants operate;

•	costs relating to legal proceedings;

•	impact of adoption of new accounting standards;

•	effects of actual or threatened future terrorist attacks in the United States;

•	unfavorable publicity relating to operations, including publicity concerning food quality, illness or other health concerns or labor relations; and

•	the continued service of key management personnel.

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

We are exposed to market risk from changes in interest rates affecting our variable-rate debt. During the quarter ended May 5, 2010, the total amount of debt subject to interest rate fluctuations outstanding under our New Credit Facility was zero. Assuming an average debt balance of $5.0 million, a 1.0% increase in prevailing interest rates above our 4.0% interest rate floor per our New Credit Facility, effective November 9, 2009, would increase our annual interest expense by $50,000.

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

Evaluation of Disclosure Controls and Procedures

Management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of May 5, 2010. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of May 5, 2010, our disclosure controls and procedures were effective in providing reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended May 5, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II - OTHER INFORMATION

Item 1.	Legal Proceedings

There have been no material changes to our legal proceedings as disclosed in “Legal Proceedings” in Item 3 of Part I of our Annual Report on Form 10-K for the fiscal year ended August 26, 2009.

Item 6.	Exhibits

10.1	Amendment No. 4 dated as of April 15, 2010 to Employment Agreement dated as of November 9, 2005 and as amended on October 29, 2007, November 19, 2008, and November 19, 2009 between Luby’s, Inc. and Christopher J. Pappas (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated April 15, 2010 and incorporated herein by reference).

10.2	Amendment No. 4 dated as of April 15, 2010 to Employment Agreement dated as of November 9, 2005 and as amended on October 29, 2007, November 19, 2008, and November 19, 2009 between Luby’s, Inc. and Harris J. Pappas (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K dated April 15, 2010 and incorporated herein by reference).

31.1	Rule 13a-14(a)/15d-14(a) certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Rule 13a-14(a)/15d-14(a) certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Section 1350 certification of the Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Section 1350 certification of the Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LUBY’S, INC. (Registrant)

Date: June 11, 2010	By:	/s/ Christopher J. Pappas
Christopher J. Pappas
President and Chief Executive Officer

Date: June 11, 2010	By:	/s/ K. Scott Gray
K. Scott Gray
Senior Vice President and Chief Financial Officer, the Company’s Principal Accounting Officer

EXHIBIT INDEX

10.1	Amendment No. 4 dated as of April 15, 2010 to Employment Agreement dated as of November 9, 2005 and as amended on October 29, 2007, November 19, 2008, and November 19, 2009 between Luby’s, Inc. and Christopher J. Pappas (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated April 15, 2010 and incorporated herein by reference).

10.2	Amendment No. 4 dated as of April 15, 2010 to Employment Agreement dated as of November 9, 2005 and as amended on October 29, 2007, November 19, 2008, and November 19, 2009 between Luby’s, Inc. and Harris J. Pappas (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K dated April 15, 2010 and incorporated herein by reference).

31.1	Rule 13a-14(a)/15d-14(a) certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Rule 13a-14(a)/15d-14(a) certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Section 1350 certification of the Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Section 1350 certification of the Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.