Form 10-K
period 2010-08-25
LUBYS INC
filed 2010-11-08
CIK 16099

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended August 25, 2010

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the shares of common stock of the registrant held by nonaffiliates of the registrant as of February 10, 2010, was approximately $73,408,840 (based upon the assumption that directors and executive officers are the only affiliates).

As of November 2, 2010, there were 28,074,614 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the following document are incorporated by reference into the designated parts of this Form 10-K:

Definitive Proxy Statement relating to 2011 annual meeting of shareholders (in Part III)

Luby’s, Inc.

Form 10-K

Year ended August 25, 2010

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

Compliance with New York Stock Exchange Requirements

We submitted to the New York Stock Exchange (“NYSE”) the CEO certification required by Section 303A.12(a) of the NYSE’s Listed Company Manual with respect to our fiscal year ended August 26, 2009. We expect to submit the CEO certification with respect to our fiscal year ended August 25, 2010 to the NYSE within 30 days after our annual meeting of shareholders. We are filing as an exhibit to this Form 10-K the certifications required by Section 302 of the Sarbanes-Oxley Act of 2002.

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains statements that are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements contained in this Form 10-K, other than statements of historical facts, are “forward-looking statements” for purposes of these provisions, including any statements regarding:

•	future operating results;

•	future capital expenditures, including expected reductions in capital expenditures;

•	future debt, including liquidity and the sources and availability of funds related to debt;

•	plans for our new prototype restaurants;

•	plans for expansion of our business;

•	scheduled openings of new units;

•	closing existing units;

•	effectiveness of management’s Cash Flow Improvement and Capital Redeployment Plan;

•	future sales of assets and the gains or losses that may be recognized as a result of any such sales; and

•	continued compliance with the terms of our 2009 Revolving Credit Facility, as amended.

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

Overview

Luby’s, Inc. (formerly, Luby’s Cafeterias, Inc.) was founded in 1947 in San Antonio, Texas. The Company was originally incorporated in Texas in 1959, with nine cafeterias in various locations, under the name Cafeterias, Inc. It became a publicly held corporation in 1973, then changed its name in 1981 to Luby’s Cafeterias, Inc. and joined the New York Stock Exchange in 1982. Luby’s, Inc. was reincorporated in Delaware on December 31, 1991 and was restructured into a holding company on February 1, 1997, at which time all of the operating assets were transferred to Luby’s Restaurants Limited Partnership, a Texas limited partnership composed of two wholly owned, indirect corporate subsidiaries. On July 9, 2010, Luby’s Restaurants Limited Partnership was converted into Luby’s Fuddruckers Restaurants, LLC, a Texas limited liability company (“LFR”). All restaurant operations are conducted by Luby’s Fuddruckers Restaurants, LLC. In this report, unless otherwise specified, “Luby’s,” “we,” “our,” “us” and “our company” refer to Luby’s, Inc., LFR and the consolidated subsidiaries of Luby’s, Inc.

On July 26, 2010, we, through our subsidiary, LFR, completed the acquisition of substantially all of the assets of Fuddruckers, Inc., Magic Brands, LLC and certain of their affiliates (collectively, “Fuddruckers”) for approximately $63.45 million of cash. LFR also assumed certain of Fuddruckers’ obligations, real estate leases and contracts. Upon the completion of the acquisition, LFR became the owner and operator of 56 Fuddruckers locations, with franchisees currently operating an additional 130 locations and 3 Koo Koo Roo Chicken Bistro (“Koo Koo Roo”) locations.

Luby’s, Inc. is a mutli-branded company operating in the restaurant industry and the contract food services industry. Our primary brands include Luby’s Cafeteria, Luby’s Culinary Contract Services, and Fuddruckers. Also included in our brands are Luby’s, Etc. and Koo Koo Roo Chicken Bistro.

As of November 2, 2010, we operated 155 restaurants located throughout the United States, as set forth in the table below. These establishments are located in close proximity to retail centers, business developments and residential areas. Of the 155 restaurants, 83 are located on property that we own and 72 are on leased premises.

Total
Texas:
Houston Metro	46
Dallas/Fort Worth Metro	13
San Antonio Metro	19
Rio Grande Valley	11
Austin	10
Other Texas Markets	15
Arizona	5
California	12
Georgia	3
Illinois	5
Maryland	3
Virginia	4
Other States	9

Total	155

As of November 2, 2010, we operated culinary contract services at 18 locations; 13 in the Houston area, 3 in Louisiana, 1 in Dallas and 1 in Austin. Luby’s Culinary Services provides food service management to healthcare, educational and corporate dining facilities.

As of November 2, 2010, we had 62 franchisees operating 130 Fuddruckers restaurants, of which 125 are located in 30 states, 1 in Canada and 4 in Puerto Rico. One franchise opened in July 2010 after our acquisition of Fuddruckers. We expect minimal new franchise openings in fiscal 2011.

Fuddruckers Franchises
Texas:
Houston Metro	1
Dallas/Fort Worth Metro	9
Other Texas Markets	19
California	9
Florida	5
Georgia	5
Idaho	2
Louisiana	3
Maryland	2
Massachusetts	5
Michigan	6
Missouri	3
Montana	6
Nebraska	2
Nevada	3
New Jersey	6
New Mexico	4
North Carolina	2
Oregon	2
Pennsylvania	5
South Carolina	8
South Dakota	2
Tennessee	3
Utah	2
Virginia	3
Wisconsin	2
Other States	6
Canada	1
Puerto Rico	4

Total	130

For additional information regarding our restaurant locations, please read “Properties” in Item 2 of Part I of this report.

We are headquartered in Houston, Texas, our largest restaurant market. Our corporate headquarters is located at 13111 Northwest Freeway, Suite 600, Houston, Texas 77040, and our telephone number at that address is (713) 329-6800. Our website is www.lubys.com.

Luby’s Cafeteria

Operations

Luby’s Cafeteria provides its customers with made-from-scratch quality food, value pricing, service and hospitality. Our cafeteria-style restaurants feature a unique concept format in today’s family and casual dining segment of restaurant companies. The cafeteria food delivery system allows customers to select freshly prepared items from the serving line, including entrées, vegetables, salads, desserts, breads and beverages, before transporting their selected items on serving trays to a table or booth of their choice in the dining area. Each restaurant on a daily basis offers 17 to 22 entrées, 12 to 14 vegetable dishes, 12 to 16 salads, and 10 to 12 varieties of desserts. Food is prepared in small quantities throughout serving hours, and frequent quality checks are conducted.

Luby’s Cafeteria’s product offerings are home-style classic made from scratch favorites priced to appeal to a broad range of customers, including those customers that focus on fast wholesome choices, quality, variety and affordability. We have had particular success among families with children, shoppers, travelers, seniors, and business people looking for a quick, freshly-prepared meal at a fair price. Our restaurants are generally open for lunch and dinner seven days a week and all of our restaurants sell food-to-go orders, which accounted for 14.6% of restaurant sales in fiscal year 2010.

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

During fiscal year 2010, we spent approximately 1.3% of restaurant sales on marketing with particular emphasis on local restaurant promotions and outdoor billboards. We operate from a centralized purchasing arrangement to obtain the economic benefit of bulk purchasing and lower prices for most of our menu offerings. The arrangement involves a competitively selected prime vendor for each of our three major purchasing regions.

We closed 24 Luby’s Cafeterias in the first quarter of 2010 and acquired 56 Fuddruckers and 3 Koo Koo Roo restaurants on July 26, 2010.

New Luby’s Prototype Restaurant

In August 2007, we introduced our new restaurant prototype design, with the opening of our first new store in over seven years, located in Cypress, Texas, a suburb north of Houston. This new prototype capitalizes on our core fundamentals of serving great food made-from-scratch and a convenient delivery system. In fiscal year 2008, we opened three new units employing this prototype design. Although we opened no new prototype units in fiscal years 2009 and 2010, we anticipate using and further modifying this prototype design as we execute our strategy to build new restaurants in markets where we believe we can achieve superior restaurant cash flows. One location is planned to be relocated into a new restaurant building directly across from its current location as a result of the landlord’s renovation plans.

Fuddruckers

Fuddruckers was founded upon the idea that guests deserve and crave a better burger experience. Fatigued by fast food quality, guests gravitated to Fuddruckers better burger concept—and so a new dining category was born.

To prove its commitment to serving not just better burgers, but the World’s Greatest Hamburgers, Fuddruckers designed an open kitchen where guests could see butchers grounding fresh beef on premise all day. Central to the brand also was the notion that nobody builds a better burger than you—so Fuddruckers pioneered the Build Your Own burger concept.

Fuddruckers serves fresh—never frozen, 100% All-American premium-cut Angus Choice beef. Vegetarian-fed through a combination of open grass grazing and grain, Fuddruckers beef is bred for taste on ranches only in the U.S.A. No fillers or artificial ingredients are ever added to Fuddruckers beef—and only the freshest cuts beef with optimal marbling make the cut at Fuddruckers. Fuddruckers scratch-baked buns are made fresh all day in each restaurant’s bakery.

Guests take it from there at Fuddruckers Build Your Own market fresh produce bar where they pile it high with their choice of more than a dozen fresh veggies and signature Fuddruckers condiments.

While Fuddruckers’ signature burger accounts for approximately 60% of sales, its menu also includes all-natural, free-range Fudds Exotics burgers, such as buffalo and ostrich, fresh-cut rib eye steak sandwiches, various grilled and breaded chicken breast sandwiches, hot dogs—fondly called “Dogzilla”, a variety of tossed and specially prepared salads and soups, fish sandwiches, wedge-cut French fries—“Fudd Fries”, onion rings, soft drinks, handmade milkshakes, and bakery items. Beer and wine are served and, generally, account for less than 2% of restaurant sales.

Fuddruckers restaurants continue to feature casual, welcoming dining areas where Americana and musically themed décor hang upon the walls.

Fuddruckers emphasizes simplicity in its operations. Restaurants generally have a total staff of one general manager, two or three assistant managers and 25 to 45 other associates, including full-time and part-time associates working in overlapping shifts. Since Fuddruckers generally utilizes a self-service concept, similar to quick casual, it typically does not employ waiters or waitresses.

Fuddruckers restaurant operations are currently divided into two regions, each supervised by an Area Vice President. The two regions are divided into a total of eight areas, supervised by an Area Leader. On average, each Area Leader supervises seven restaurants.

Franchising

Fuddruckers offers franchises in markets where it deems expansion to be advantageous to the development of the Fuddruckers concept and system of restaurants. Franchise agreements typically grant franchisees an exclusive territorial license to operate a single restaurant within a specified area, usually a four-mile radius surrounding the franchised restaurant. As the new franchisor of Fuddruckers, Luby’s management will be developing its relationships with our franchisees over the coming years and beyond.

Franchisees bear all direct costs involved in the development, construction and operation of their restaurants. In exchange for a franchise fee, we provide franchise assistance in the following areas: site selection, prototypical architectural plans, interior and exterior design and layout, training, marketing and sales techniques, assistance by a Fuddruckers “opening team” at the time a franchised restaurant opens, and operations and accounting guidelines set forth in various policies and procedures manuals.

All franchisees are required to operate their restaurants in accordance with Fuddruckers standards and specifications, including controls over menu items, food quality and preparation. We require the successful completion of its training program by a minimum of three managers for each franchised restaurant. In addition, franchised restaurants are evaluated regularly by us for compliance with franchise agreements, including standards and specifications through the use of periodic, unannounced, on-site inspections and standards evaluation reports.

Culinary Contract Services

Our culinary contract services operation (“CCS”), branded as Luby’s Culinary Services, consists of a business line servicing healthcare, higher education and corporate dining clients. The healthcare accounts are full service and typically include in-room delivery, catering, vending, coffee service and retail dining. As of October 15, 2010, we had contracts with seven long-term acute care hospitals, three acute care medical centers, one behavioral hospital, two business and industry clients, and two higher education institutions. We have the unique ability to deliver quality services that include design and procurement as well as nutrition and branded food services to our clients. We anticipate allocating capital expenditures as needed to further develop our culinary contract services business in fiscal year 2010.

Employees

As of November 2, 2010, we had a workforce of 7,544 employees consisting of restaurant management employees, non-management restaurants employees, CCS management employees, CCS non-management employees, and office and facility service employees. Employee relations are considered to be good. We have never had a strike or work stoppage, and we are not subject to collective bargaining agreements.

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

The protracted economic slowdown experienced in the United States in fiscal years 2008 and 2009, which has continued through fiscal year 2010, has adversely affected disposable consumer income and consumer confidence. As a result of the deteriorating business and economic conditions affecting our customers, we have experienced reduced customer traffic and lowered our menu prices, which has lowered our profit margins and adversely affected our results of operations. A further slowdown in the economy or other economic conditions affecting disposable consumer income, such as unemployment levels, inflation, fuel and other energy costs, and interest rates, may adversely affect our business by reducing overall consumer spending or by causing customers to shift their spending to our competitors, which could result in a further reduction in customer traffic and lowered menu prices leading to a further reduction in revenues and a reduction in our margins. In response to current economic conditions, in October 2009 we adopted a Cash Flow Improvement and Capital Redeployment Plan which included closing 25 under performing stores in the first quarter of fiscal year 2010. Continued difficulties in the U.S. economy could require us to close additional restaurants in the future.

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

We have substantial indebtedness. Our ability to service our debt obligations is primarily dependent upon our future financial performance.

We have substantial indebtedness in relation to our stockholders’ equity. As of August 25, 2010, we had shareholders’ equity of approximately $161.4 million compared to approximately:

•	$41.5 million of long-term debt;

•	$77.8 million of operating lease commitments; and

•	$1.6 million of standby letters of credit.

Our ability to meet our debt service obligations depends on our ability to generate positive cash flows from operations and proceeds for assets held for sale.

We realized positive cash flows from operating activities of $17.6 million in fiscal year 2008, $4.8 million in fiscal year 2009 and $9.3 million in fiscal year 2010. We may in the future incur negative cash flows. Our future cash flows from operating activities will be influenced by general economic conditions and by financial, business and other factors affecting our operations, many of which are beyond our control, and some of which are specified below. If we are unable to service our debt obligations, we may have to

•	delay spending on maintenance projects and other capital projects, including new restaurant development;

•	sell equity securities;

•	sell assets; or

•	restructure or refinance our debt.

Our substantial debt, and the covenants contained in the instruments governing our debt could have important consequences to you. For example, it could:

•	result in a reduction of our credit rating, which would make it more difficult for us to obtain additional financing on acceptable terms;

•	require us to dedicate a substantial portion of our cash flows from operating activities to the repayment of our debt and the interest associated with our debt;

•	limit our operating flexibility due to financial and other restrictive covenants, including restrictions on incurring additional debt and creating liens on our properties;

•	place us at a competitive disadvantage compared with our competitors that have relatively less debt;

•	expose us to interest rate risk because certain of our borrowings are at variable rates of interest; and

•	make us more vulnerable to downturns in our business.

If we are unable to service our debt obligations, we may not be able to sell equity securities, sell additional assets or restructure or refinance our debt. Our ability to generate sufficient cash flow from operating activities to pay the principal of and interest on our indebtedness is subject to market conditions and other factors which are beyond our control.

We face the risk of adverse publicity and litigation, the cost of which could have a material adverse effect on our business and financial performance.

We may from time to time be the subject of complaints or litigation from customers alleging illness, injury or other food quality, health or operational concerns. Unfavorable publicity relating to one or more of our restaurants or to the restaurant industry in general may taint public perception of the Luby’s and Fuddruckers brand. Multi-unit restaurant businesses can be adversely affected by publicity resulting from poor food quality, illness or other health concerns or operating issues stemming from one or a limited number of restaurants. Publicity resulting from these allegations may materially adversely affect our business and financial performance, regardless of whether the allegations are valid or whether we are liable. In addition, we are subject to employee claims alleging injuries, wage and hour violations, discrimination, harassment or wrongful termination. In recent years, a number of restaurant companies have been subject to lawsuits, including class action lawsuits, alleging violations of federal and state law regarding workplace, employment and similar matters. A number of these lawsuits have resulted in the payment of substantial damages by the defendants. Regardless of whether any claims against us are valid or whether we are ultimately determined to be liable, claims may be expensive to defend and may divert time and money away from our operations and hurt our financial performance. A judgment significantly in excess of our insurance coverage, if any, for any claims could materially adversely affect our financial condition or results of operations.

We face intense competition, and if we are unable to compete effectively or if customer preferences change, our business and financial performance will be adversely affected.

The restaurant industry is intensely competitive and is affected by changes in customer tastes and dietary habits and by national, regional and local economic conditions and demographic trends. New menu items, concepts, and trends are constantly emerging. Our Luby’s brand offers a large variety of entrées, side dishes and desserts and our continued success depends, in part, on the popularity of our cuisine and cafeteria-style dining. A change away from this cuisine or dining style could have a material adverse effect on our results of operations. Changing customer preferences, tastes and dietary habits can adversely impact our business and financial performance. We compete on quality, variety, value, service, concept, price, and location with well-established national and regional chains, as well as with locally owned and operated restaurants. We face significant competition from family-style restaurants, fast-casual restaurants, and buffets as well as fast food restaurants. In addition, we also face growing competition as a result of the trend toward convergence in grocery, deli, and restaurant services, particularly in the supermarket industry, which offers “convenient meals” in the form of improved entrées and side dishes from the deli section. Many of our competitors have significantly greater financial resources than we do. We also compete with other restaurants and retail establishments for restaurant sites and personnel. We anticipate that intense competition will continue. If we are unable to compete effectively, our business, financial condition, and results of operations would be materially adversely affected.

If we do not successfully integrate Luby’s and Fuddruckers’ operations, the anticipated benefits of the acquisition of substantially all of the assets of Fuddruckers may not be fully realized.

On July 26, 2010, we completed the acquisition of substantially all of the assets of Fuddruckers. We have not previously acquired an organization comparable in size to Fuddruckers. Although we believe that the integration of the Fuddruckers assets into our operations will not present significant difficulties, this integration may not result in the realization of the full benefits of synergies, cost savings and operational efficiencies that we expect or the achievement of these benefits within a reasonable period of time. The diversion of the attention of management to the integration effort and any difficulties encountered in combining our operations could adversely affect our business and results of operations. In addition, we may not have discovered prior to acquiring substantially all of the assets of Fuddruckers all known and unknown factors regarding these assets that could produce unintended and unexpected consequences for us. Undiscovered factors could result in us incurring financial liabilities, which could be material, and in us not achieving the expected benefits from the acquisition within our desired time frames, if at all.

Our strategic growth plan may not be successful.

In fiscal years 2007 and 2008, we opened four new Luby’s Cafeterias using our prototype design. We did not open any new restaurants in fiscal year 2009 or 2010 but expect to open new restaurants in fiscal year 2011. On July 26, 2010, we completed the purchase of substantially all of the assets of Fuddruckers, which included 56

Fuddruckers and 3 Koo Koo Roo restaurants (collectively, “Fuddruckers”) and began incorporating the financial results for the acquired operations on that date. Depending on future economic conditions, we may open new restaurants in future fiscal years. Our ability to open and profitably operate new restaurants is subject to various risks such as the identification and availability of suitable and economically viable locations, the negotiation of acceptable terms for new locations, the need to obtain all required governmental permits (including zoning approvals) on a timely basis, the need to comply with other regulatory requirements, the availability of necessary contractors and subcontractors, the availability of construction materials and labor, the ability to meet construction schedules and budgets, the ability to manage union activities such as picketing or hand billing which could delay construction, increases in labor and building materials costs, the availability of financing at acceptable rates and terms, changes in weather or other acts of God that could result in construction delays and adversely affect the results of one or more restaurants for an indeterminate amount of time, our ability to hire and train qualified management personnel and general economic and business conditions. At each potential location, we compete with other restaurants and retail businesses for desirable development sites, construction contractors, management personnel, hourly employees and other resources.

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

Our Cash Flow Improvement and Capital Redeployment Plan may not be successful.

Pursuant to our Cash Flow Improvement and Capital Redeployment Plan adopted in October 2009, we have closed 24 underperforming units that we plan to sell over the 36 months following the date of the plan. Our ability to sell these properties, however, is subject to various risks, including depressed market values, availability of credit to potential buyers and a lack of qualified buyers. Accordingly, the proceeds we ultimately realize from these sales may be less than expected, or may take longer to realize. In addition, the terms of these sales may be on terms that are unfavorable to us. If we are unable to sell our properties at our carrying value, we will incur additional losses. Moreover, if proceeds ultimately received from the sales are less than expected, our ability to redeploy capital to continue upgrades to our core base of restaurants, to pay down debt incurred as part of the purchase of Fuddruckers and to expand our culinary contract services business may be impaired. Additional locations may be added to the plan depending on future cash flow performance.

We amended our revolving credit facility and incurred indebtedness in conjunction with the Fuddrucker’s acquisition, non-performance under the revised debt covenants could adversely affect and or limit our ability to respond to changes in our business.

As of August 25, 2010, we had outstanding long-term debt of $41.5 million, which represents approximately 65% of the asset purchase price of $63.5 million. To complete the purchase, the company expanded its revolving credit facility from $20.0 million to $53.0 million as well as added certain terms and conditions to the bank credit agreement. Our debt covenants require certain quarterly minimum EBITDA, as defined in the agreement, amounts, as well as total leverage and coverage ratios be maintained. Our failure to comply with these covenants could result in an event of default that, if not cured or waived, could result in the acceleration of all of our indebtedness and affect our ability to refinance by termination date of September 1, 2011.

Regional events can adversely affect our financial performance.

Many of our restaurants and franchises are located in Texas, California and in the northern United States. Our results of operations may be adversely affected by economic conditions in Texas, California or the northern United States or the occurrence of an event of terrorism or natural disaster in any of the communities in which we operate. Also, given our geographic concentration, negative publicity relating to our restaurants could have a pronounced adverse effect on our overall revenues. Although we generally maintain property and casualty insurance to protect against property damage caused by casualties and natural disasters, inclement weather, flooding, hurricanes and other acts of God, these events can adversely impact our sales by discouraging potential customers from going out to eat or by rendering a restaurant or culinary contract services location inoperable for a significant amount of time.

An increase in the minimum wage and regulatory mandates could adversely affect our financial performance.

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

We are subject to risks related to the provision of employee health care benefits.

We use a combination of insurance and self-insurance for workers’ compensation coverage and health care plans. We record expenses under those plans based on estimates of the costs of expected claims, administrative costs, stop-loss insurance premiums and expected health care trends. These estimates are then adjusted each year to reflect actual costs incurred. Actual costs under these plans are subject to variability that is dependent upon participant enrollment, demographics, and the actual costs of claims made. In the event our cost estimates differ from actual costs, we could incur additional unplanned health care costs, which could adversely impact our financial condition.

In March 2010, comprehensive health care reform legislation under the Patient Protection and Affordable Care Act (HR 3590) and Health Care Education and Affordability Reconciliation Act (HR 4872) (collectively, the “Acts”) was passed and signed into law. Among other things, the health reform legislation includes guaranteed coverage requirements, eliminates pre-existing condition exclusions and annual and lifetime maximum limits, restricts the extent to which policies can be rescinded, and imposes new and significant taxes on health insurers and health care benefits. Provisions of the health care reform legislation become effective at various dates over the next several years. The Department of Health and Human Services, the National Association of Insurance Commissioners, the Department of Labor and the Treasury Department have yet to issue necessary enabling regulations and guidance with respect to the health care reform legislation.

Due to the breadth and complexity of the health reform legislation, the lack of implementing regulations and interpretive guidance, and the phased-in nature of the implementation, it is difficult to predict the overall impact of the health reform legislation on our business and the businesses of our franchisees over the coming years. Possible adverse effects of the health reform legislation include reduced revenues, increased costs, exposure to expanded liability and requirements for us to revise the ways in which we conduct business or risk of loss of business. In addition, our results of operations, financial position and cash flows could be materially adversely affected. Our franchisees face the potential of similar adverse effects, and many of them are small business owners who may have significant difficulty absorbing the increased costs.

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

The restaurant industry is subject to extensive federal, state and local laws and regulations. We are also subject to licensing and regulation by state and local authorities relating to health, health care, employee medical plans, sanitation, safety and fire standards, building codes and liquor licenses, federal and state laws governing our relationships with employees (including the Fair Labor Standards Act and applicable minimum wage requirements, overtime, unemployment tax rates, family leave, tip credits, working conditions, safety standards, healthcare and citizenship requirements), federal and state laws which prohibit discrimination, potential healthcare benefits legislative mandates, and other laws regulating the design and operation of facilities, such as the Americans With Disabilities Act of 1990.

As a publicly traded corporation, we are subject to various rules and regulations as mandated by the Securities and Exchange Commission and the New York Stock Exchange. Failure to timely comply with these rules and regulations could result in penalties and negative publicity.

We are subject to federal regulation and certain state laws which govern the offer and sale of franchises. Many state franchise laws contain provisions that supersede the terms of franchise agreements, including provisions concerning the termination or non-renewal of a franchise. Some state franchise laws require that certain materials be registered before franchises can be offered or sold in that state. The failure to obtain or retain licenses or approvals to sell franchises could adversely affect us and the franchisees.

Termination of franchise agreements may disrupt restaurant performance.

Our franchise agreements are subject to termination by us in the event of default by the franchisee after applicable cure periods. Upon the expiration of the initial term of a franchise agreement, the franchisee generally has an option to renew the franchise agreement for an additional term. There is no assurance that franchisees will meet the criteria for renewal or will desire or be able to renew their franchise agreements. If not renewed, a franchise agreement, and payments required thereunder, will terminate. We may be unable to find a new franchisee to replace such lost revenues. Furthermore, while we will be entitled to terminate franchise agreements following a default that is not cured within the applicable grace period, if any, the disruption to the performance of the restaurants could materially and adversely affect our business.

Franchises may breach the terms of their franchise agreements in a manner that adversely affects our brands.

Franchisees are required to conform to specified product quality standards and other requirements pursuant to their franchise agreements in order to protect our brand and to optimize restaurant performance. However, franchisees may receive through the supply chain or produce sub-standard food or beverage products, which may adversely impact the reputation of our brands. Franchisees may also breach the standards set forth in their respective franchise agreements.

The misuse of the Fuddruckers trademark by current or former franchisees or others may cause reputational damage which could adversely affect our business.

Franchisee noncompliance with the terms and conditions of the governing franchise agreement may reduce the overall goodwill associated with the Fuddruckers brand. Any negative actions could have a corresponding material adverse effect on our business and revenues.

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

A portion of our accounts receivable is concentrated in our culinary contract service operations among several customers. In addition, our franchises generate significant accounts receivables. Failure to collect from several of these accounts receivable could adversely affect the results of our operations.

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

The syndicate of banks may not have the ability to provide us with capital under our existing Revolving Credit Facility. Our existing Revolving Credit Facility expires in September 2011 and we may not be able to amend or renew the facility with terms and conditions consistent with the existing facility.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

As of November 2, 2010, Luby’s Cafeterias had 96 operating locations with seating capacity for 250 to 300 customers at each location. We own the underlying land and buildings in which 68 of our Luby’s restaurants are located. Eight of these restaurant properties contain excess building space, which is leased to tenants unaffiliated with Luby’s, Inc.

In addition to the owned locations, 28 Luby’s Cafeteria restaurants are held under leases, including 8 in regional shopping malls. The majority of the leases are fixed-dollar rentals. The majority of the leases require additional amounts paid related to property taxes, hazard insurance and maintenance of common areas. Of the 28 restaurant leases, the current terms of 11 expire between 2011 and 2014, and 17 thereafter. Of the 28 restaurant leases, 24 can be extended beyond their current terms at the Company’s option.

As of November 2, 2010, we operated 56 Fuddruckers locations and 3 Koo Koo Roo locations. Each Fuddruckers restaurant generally has seating capacity for 125 to 200 customers while each Koo Koo Roo has seating capacity for 90 to 125 customers. We own the underlying land and buildings in which 15 of our Fuddruckers restaurants are located. The 3 Koo Koo Roo locations are located on leased property.

In addition to the 15 owned Fuddruckers locations, 41 restaurants are held under leases. The majority of the leases are fixed-dollar rentals. The majority of the leases require additional amounts paid related to property taxes, hazard insurance and maintenance of common areas. Of the 41 restaurant leases, the current terms of 21 expire between 2011 and 2014, and 20 thereafter. Of the 41 restaurant leases, 27 can be extended beyond their current terms at our option.

As of November 2, 2010, we had three owned Luby’s Cafeteria properties with a carrying value of approximately $1.8 million and one property located on a ground lease with a zero carrying value in properties held for sale. In addition, 16 owned Luby’s Cafeteria properties with a carrying value of $17.7 million, 3 ground leases and 2 unimproved ground leases with a carrying value of zero are discontinued operation properties which are also for sale or lease. No Fuddruckers or Koo Koo Roo properties are listed for sale or lease as of November 2, 2010.

We currently have four owned other use properties; one is used as a Bake Shop that supports the baked products for operating Luby’s Cafeteria. The other three locations are currently leased to third party tenants utilizing the entire building. We also own one unimproved land location that is held for future use.

We lease approximately 31,000 square feet of corporate office space, which extends through 2011. We are in the process of renegotiating the terms. The space is located on the Northwest Freeway in Houston, Texas in close proximity to many of our Houston restaurant locations.

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

Certain current and former hourly restaurant employees filed a lawsuit against us in U.S. District Court for the Southern District of Texas alleging violations of the Fair Labor Standards Act with respect to the inclusion of certain employees in a tip pool. The lawsuit seeks back wages, penalties and attorney’s fees and was conditionally certified as a collective action in October 2008. On October 22, 2010, we agreed to a settlement amount, subject to future court approval. A $1.6 million accrual for the related settlement amount was recognized in general and administrative expenses in the fourth quarter of fiscal year 2010.

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

Item 4.	Reserved

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Stock Prices

Our common stock is traded on the New York Stock Exchange under the symbol “LUB.” The following table sets forth, for the last two fiscal years, the high and low sales prices on the New York Stock Exchange as reported in the consolidated transaction reporting system.

Fiscal Quarter Ended	High	Low
November 19, 2008	8.70	3.56
February 11, 2009	5.94	3.23
May 6, 2009	5.88	3.23
August 26, 2009	5.14	3.95
November 18, 2009	4.88	3.42
February 10, 2010	3.82	3.25
May 5, 2010	4.28	3.35
August 25, 2010	5.38	3.67

As of November 2, there were 2,591 holders of record of our common stock. No cash dividends have been paid on our common stock since fiscal year 2000, and we currently have no intention to pay a cash dividend on our common stock. On November 2, 2010, the closing price of our common stock on the New York Stock Exchange was $5.50.

Equity Compensation Plans

Securities authorized under our equity compensation plans as of August 25, 2010, were as follows:

	(a)	(b)	(c)
Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans Excluding Securities Reflected in Column (a)
Equity compensation plans previously approved by security holders	639,071	$9.92	1,002,363
Equity compensation plans not previously approved by security holders	29,625	6.74	—

Total	668,696	$9.28	1,002,363

See Note 15, “Share-Based Compensation,” to our Consolidated Financial Statements included in Item 8 of Part II of this report.

The following graph compares the cumulative total stockholder return on our common stock for the five fiscal years ended August 25, 2010, with the cumulative total return on the S&P SmallCap 600 Index and an industry peer group index. The peer group index consists of Bob Evans Farms, Inc., Ruby Tuesday Inc., CBRL Group Inc. and O’Charley’s. These companies are multi-unit family and casual dining restaurant operators in the mid-price range.

The cumulative total shareholder return computations set forth in the performance graph assume an investment of $100 on August 26, 2004, and the reinvestment of all dividends. The returns of each company in the peer group index have been weighed according to that company’s stock market capitalization.

	2005	2006	2007	2008	2009	2010
Luby’s, Inc.	100.00	72.37	87.22	56.47	34.63	39.01
S&P 500 Index—Total Return	100.00	108.87	125.35	111.40	87.88	92.19
S&P 500 Restaurant Index	100.00	116.17	143.33	155.50	153.41	200.17
Peer Group Index Only	100.00	108.13	108.89	69.59	74.12	85.48
Peer Group Index + Luby’s Inc.	100.00	106.09	107.92	69.03	71.06	81.86

Item 6.	Selected Financial Data

Five-Year Summary of Operations

	Fiscal Year Ended
	August 25, 2010	August 26, 2009	August 27, 2008	August 29, 2007	August 30, 2006
	(364 days)	(364 days)	(364 days)	(364 days)	(364 days)
	(In thousands except per share data)
Sales
Restaurant sales	$230,516	$247,454	$272,363	$278,117	$282,340
Culinary contract services	13,728	12,970	8,205	2,065	—
Franchise revenue	645	—	—	—	—
Vending revenue	44	—	—	—	—

Total sales	244,933	260,424	280,568	280,182	282,340

Income (loss) from continuing operations	(662)	(14,109)	3,300	9,388	18,208

Income (loss) from discontinued operations (a)	(2,231)	(12,309)	(1,035)	1,475	1,353

Net income (loss)	(2,893)	(26,418)	2,265	10,863	19,561

Income (loss) per share from continuing operations:
Basic	$(0.02)	$(0.50)	$0.12	$0.36	$0.70
Assuming dilution	$(0.02)	$(0.50)	$0.12	$0.35	$0.66

Loss per share from discontinued operation:
Basic	$(0.08)	$(0.44)	$(0.04)	$0.06	$0.05
Assuming dilution	$(0.08)	$(0.44)	$(0.04)	$0.05	$0.05

Net income (loss) per share
Basic	$(0.10)	$(0.94)	$0.08	$0.42	$0.75
Assuming dilution	$(0.10)	$(0.94)	$0.08	$0.40	$0.71

Weighted-average shares outstanding
Basic	28,129	28,084	27,908	26,188	26,067
Assuming dilution	28,129	28,084	28,085	27,170	27,444

Total assets	$242,343	$194,512	$226,521	$219,634	$206,699

Total debt	$41,500	$—	$—	$—	$—

Number of restaurants at fiscal year end	154	119	123	128	128

Costs and Expenses
(As a percentage of restaurant sales)
Cost of food	27.6%	27.6%	27.7%	26.8%	26.5%
Payroll and related costs	36.0%	36.4%	34.4%	34.4%	34.2%
Other operating expenses	22.3%	23.0%	23.0%	23.2%	21.3%

(a)

Our business plan approved in fiscal year 2010 called for the closure of more than 20 locations. In accordance with this plan, the entire fiscal activity of the applicable stores closed after the inception of the plan has been reclassified to discontinued operations. For comparison purposes, prior fiscal years results related to these same locations have also been reclassified to discontinued operations. Restaurants closed subsequent to the completion of the 2003 disposal plan, as of August 30, 2006, have not been reclassified or reported as discontinued operations. Stores we close, but do not classify as discontinued operations, follow the implementation guidance in ASC 205-20-55 because cash flows are expected to be generated by the ongoing entity. When we close one to a few stores within a year, our intent and expectations are to open stores in other locations in the future. There is some migration of customer traffic to existing locations and ultimately the majority of sales lost by closing these stores will be eventually be replaced by sales from new and existing locations. Stores we close and classify as discontinued operations are significant in the number of stores closed. We believe the majority of cash flows lost will not be recovered and generated by the ongoing entity. The stores to be closed are included in a closure plan approved by our board of directors. We believe the majority of sales lost by closing a significant number of stores within a short period of time will not be recovered. In addition, there will not be any on going involvement or significant cash flows from the closed stores.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s discussion and analysis of the financial condition and results of operations should be read in conjunction with the consolidated financial statements and footnotes for the fiscal years ended August 25, 2010, August 26, 2009, and August 27, 2008 included in Item 8 of this report.

Overview

In fiscal year 2010, we generated revenues primarily by providing quality food to customers at our 96 Luby’s Cafeteria branded restaurants located throughout Texas and three other states. On July 26, 2010, we became a multi-brand restaurant company with a national footprint through the acquisition of substantially all of the assets of Fuddruckers. The Fuddruckers acquisition added 59 Company-operated restaurants and a franchise network of 130 franchisee operated units. This acquisition further expands our family-friendly, value-oriented portfolio of restaurants located in close proximity to retail centers, business developments and residential areas. In addition to our restaurant business model, we also provide culinary contract services for organizations that offer on-site food service, such as health care facilities, college and universities, as well as businesses and institutions.

In fiscal years 2010 and 2009, we continued to operate and compete, like many restaurant companies, in a challenging economic environment with customers seeking the most value for their dollar when they chose to dine away from home. At the beginning of the fiscal year, we evaluated each of our stores and assessed each location’s near-term and long-term value potential. As a result, we made the difficult decision to close certain underperforming units. We took this step in order to reallocate capital to better uses.

In fiscal year 2010, we responded to the challenging economic environment by redoubling our efforts to attract customers into our restaurants with a focus on local restaurant marketing. This included store specific menu offerings and limited time offers such as steak and shrimp on Friday and Saturday nights at select units, $2.00 entrée portions of our customer favorites (Luby’s fried fish and chicken fried steak) at lunch, and all-you-can-eat lunch or dinner buffets in certain locations. In addition, in the second half of the year, we introduced an all-you-can-eat breakfast buffet at a price point of $4.99 that has become especially popular and has represented a significant portion of our customer count growth. As we have focused more efforts on local restaurant marketing as well as on-line marketing efforts, we turned to a positive and growing trend in year-over-year traffic comparables in the third and fourth quarter of fiscal year 2010. While we have managed to grow our traffic, it has come at the expense of a lower average spend on each customer visit. We expect one challenge in fiscal year 2011 will be to continue to balance this trade-off between customer growth and average customer spend. Our current strategy is to build customer frequency by marketing quality offerings and brand loyalty.

In response to the economic environment, we reduced our capital spending to a level necessary to maintain the attractiveness of our cafeteria units, but we pared back on any major remodeling efforts. We also benefited from the capital investment in our cafeteria units in recent years, which allowed us to reduce our capital expenditures in fiscal year 2010. As a result, we completed the year with $3.6 million in capital spending, including investment in our contract culinary services business.

Throughout the past several years, we have maintained a strong balance sheet, which contributed to our ability to take advantage of the opportunity to acquire Fuddruckers and enhance the combined company’s value. Working with our lenders to finance this transaction, we increased the size of our revolving credit facility from $20 million to $53 million. We plan to service the debt, including principal repayments, through cash from operations, as well as from proceeds from the sale of assets.

Fiscal 2010 Review

Same-store restaurant sales declined 7.4% for fiscal year 2010 compared to fiscal year 2009. The negative trend in customer traffic in the first half of the fiscal year reversed in the second half of the year. However, throughout fiscal year 2010, we experienced declines in average spend per person compared to fiscal year 2009. This decline was due to making available menu offerings and limited time offers at lower price points that were utilized to stimulate customer traffic. We believe these initiatives and our local restaurant marketing efforts have gained traction, and we continue to receive favorable guest comments from the actions we have taken to make these value offerings available. Over the past fifteen quarters, we have experienced a same-store sales decline on average of 5.4%; this decline follows a period of twelve consecutive quarters when we averaged an increase in same-store sales of 4.6% per quarter.

Net loss from continuing operations improved from a loss of $14.1 million, or $0.50 per share, on $260.4 million in total sales in fiscal year 2009 to a loss from continuing operations of $0.7 million, or $0.02 per share, on $244.9 million in total sales in fiscal year 2010.

Fiscal year 2010 profitability improved year-over-year, after adjusting for special items that we expect to be infrequent in nature, despite the decline in restaurant sales. This profitability improvement was the result of careful cost management and operational focus. The following provides a brief summary of selected expenses:

•	Food costs, as a percentage of restaurant sales, were flat year-over year.

•

Significant reductions in payroll and related costs were achieved through realizing efficiencies in crew scheduling, reducing crew overtime hours, and refining the mix of restaurant management and hourly crew required to operate each unit. These cost savings were partially offset by higher average hourly wages. As a percentage of restaurant sales, payroll and related costs improved 40 basis points in fiscal year 2010 compared to last year.

•

As a percentage of restaurant sales, other operating expenses improved 70 basis points due to lower utilities, lower marketing and advertising costs were achieved by focusing on lower cost, but effective, local restaurant advertising and promotional activities instead of traditional mass media channels such as radio and billboard advertising and cost control efforts related to restaurant supplies and services.

•

Depreciation expense decreased $0.9 million and reflects the reduction in our overall capital spending in recent years as well as assets reaching the end of their depreciable lives. The acquisition of Fuddruckers occurred near the end of the fiscal year and therefore only partial offset the declining depreciation expense on the cafeteria units.

•

General and administrative expenses increased by $0.8 million, but included approximately (1) $1.2 million in professional fees and integration expenses related to the acquisition of Fuddruckers and (2) $3.0 million in legal fees and an accrual of an amount sufficient to cover a legal settlement agreement pending court approval as of year end. Adjusting for these costs, general and administrative expenses decreased approximately $3.4 million. These savings were achieved through realizing the full year benefit of reductions in headcount at the corporate office and associated costs related to benefits, travel, supplies, and recruiting, as well as lower shared based compensation and lower recurring legal expenses.

•	Income taxes reflected a valuation allowance decrease of $2.0 million resulting in a decrease in fiscal year 2010 Loss from continuing operations of approximately $0.07 per share.

Our culinary contract services business continued to grow through the execution of four new location service agreements. We view this area as a growth business which generally requires less capital investment and more favorable percentage returns on invested capital. Our culinary contract services business generated $13.7 million in sales during fiscal year 2010 compared to $13.0 million in sales during fiscal year 2009.

In fiscal year 2010, we spent $3.6 million on capital expenditures, which primarily represented maintaining our restaurant units to be attractive and efficient. We did not complete any major restaurant upgrades in fiscal year 2010. Our decreased level of capital spending was partly attainable because of the restaurant upgrades and capital investment into the units from recent prior years. We remain committed to our operational procedures, policies and initiatives designed to strengthen and to grow our business. These programs are focused on customer service, menu innovation, food quality assurance, technological enhancements and staff training and development. The long-term consistent execution of these programs is designed to enhance overall customer satisfaction and increase profitability.

Our long-term plan continues to focus on expanding both of our brands, including the Fuddruckers franchise network, as well as growing our contract culinary services business. We are also committed to reducing debt through sales of properties where we have closed restaurants as well as using cash flow from operations. We believe our operational execution has improved through our commitment to higher operating standards, and we believe that we are well-positioned to enhance shareholder value over the long term.

On October 15, 2009, we announced a Cash Flow Improvement and Capital Redeployment Plan focused on improving cash flow from operations, which included closing 25 underperforming stores in the first quarter of fiscal year 2010. In conjunction with these store closings, we incurred a non-cash pre-tax $19.0 million impairment charge in the fourth quarter of fiscal year 2009. The closure of these locations eliminated negative cash flow incurred from their operations and is estimated to generate approximately $25 million to $30 million in cash from the sale of the properties based on current estimates of individual property values.

Accounting Periods

Our fiscal year ends on the last Wednesday in August. Accordingly, each fiscal year normally consists of 13 four-week periods, or accounting periods, accounting for 364 days in the aggregate. Each of the first three quarters of each fiscal year consists of three four-week periods, while the fourth quarter normally consists of four four-week periods. Fiscal years 2010, 2009 and 2008 all contained 52 weeks. Comparability between quarters may be affected by the varying lengths of the quarters, as well as the seasonality associated with the restaurant business.

Same-Store Sales

The restaurant business is highly competitive with respect to food quality, concept, location, price, and service, all of which may have an effect on same-store sales. Our same-store sales calculation measures the relative performance of a certain group of restaurants. To qualify for inclusion in this group, a store must have been in operation for 18 consecutive accounting periods. Stores that close on a permanent basis are removed from the group in the fiscal quarter when operations cease at the restaurant, but remain in the same-store group for previously reported fiscal quarters. Although management believes this approach leads to more effective year-over-year comparisons, neither the time frame nor the exact practice may be similar to those used by other restaurant companies. Same-store sales decreased 7.4% for fiscal year 2010, decreased 6.6% for fiscal year 2009 and increased 0.3% for fiscal year 2008.

The following table shows the same-store sales change for comparative historical quarters:

Increase (Decrease)	Fiscal Year 2010				Fiscal Year 2009				Fiscal Year 2008
	Q4	Q3	Q2	Q1	Q4	Q3	Q2	Q1	Q4	Q3	Q2	Q1
Same-store sales	(0.5)%	(4.8)%	(12.5)%	(13.3)%	(11.8)%	(6.5)%	(1.3)%	(4.7)%	1.2%	(0.2)%	0.8%	(0.6)%

Minimum Wage Increase Impact

The third of three federal minimum wage increases took effect on July 23, 2009. We expect to experience a “compression” due to these minimum wage increases, meaning that wages earned by employees within a certain range of the new minimum wage would be adjusted over time as the new minimum wage increases were phased in through calendar year 2009.

Discontinued Operations

Our Cash Flow Improvement and Capital Redeployment Plan called for the closure of more than 20 underperforming units. In accordance with the plan, the entire fiscal activity of the applicable stores closed after the inception of the plan has been classified as discontinued operations. Results related to these same locations have also been classified as discontinued operations for all periods presented.

Impact of Hurricane Ike

Hurricane Ike struck southeast Texas in September 2008 causing massive power outages and inflicting wide-spread damage in the greater Houston area. Over 40 Luby’s locations in the Houston area were closed over varying lengths of time due to the storm. Restaurant sales were negatively impacted by approximately 273 days in the aggregate when some of our locations were unable to open due to storm damage or loss of power. We incurred approximately $1.5 million in lost sales from these store closures. We incurred storm related direct costs of $1.5 million for damages, auxiliary power, food loss and other miscellaneous costs. We received insurance proceeds of approximately $0.6 million related to hurricane property damage claims which were recognized in income in fiscal year ended August 25, 2010.

RESULTS OF OPERATIONS

Fiscal Year 2010 (52 weeks) compared to Fiscal Year 2009 (52 weeks)

Sales

Total sales decreased approximately $15.5 million, or 5.9%, in fiscal year 2010 compared to fiscal year 2009, consisting of a $16.9 million decrease in restaurant sales, a $0.8 million increase in culinary contract services revenue and the addition of $0.6 million in franchise revenue in fiscal year 2010. The $16.9 million decline in restaurant sales included a $24.5 million reduction in sales from cafeteria units offset by the addition of $7.6 million in sales from the Fuddruckers and Koo Koo Roo restaurants acquired in July of 2010. The $24.5 million reduction in sales from cafeteria units included a $6.5 million reduction in sales related to closed operations and a $0.4 million reduction in sales from stores open less than 18 accounting periods.

On a same-store basis, sales decreased approximately $17.8 million, or 7.4%, due primarily to lower average spending per guest as a result of the availability of lower menu prices, limited time offers, reduced kids’ meals prices, and the re-introduction of breakfast in addition to lower guest traffic on a full year basis.

Cost of Food

Food costs decreased approximately $4.9 million, or 7.1%, in fiscal year 2010 compared to fiscal year 2009 primarily due to the lower sales volume. As a percentage of restaurant sales, food costs were unchanged at 27.6% in fiscal year 2010 and fiscal year 2009. The stable food cost as a percentage of sales was primarily the result of our operational improvements in food production, lower commodity prices in much of the fiscal year, and enhanced menu management, offset by lower menu prices and limited time offers in fiscal year 2010.

Payroll and Related Costs

Payroll and related costs decreased approximately $7.1 million, or 7.9%, in fiscal year 2010 compared to fiscal year 2009. This decrease was primarily the result of realizing increased efficiencies in crew scheduling, lower crew overtime hours, refining the mix of restaurant management and hourly crew required at each unit, a reduction in the number of stores in operation that were closed, and lower management costs, partially offset by higher average wages paid to our crew employees. As a percentage of restaurant sales, the margin improved 0.4%, from 36.4% in fiscal year 2009 to 36.0% in fiscal year 2010, due to the increased labor efficiencies realized from crew scheduling and reduction in overtime.

Other Operating Expenses

Other operating expenses primarily include restaurant-related expenses for utilities, repairs and maintenance, advertising, insurance, services and occupancy costs. Other operating expenses decreased by approximately $5.7 million, or 9.9%, for fiscal year 2010, compared to fiscal year 2009. As a percentage of restaurant sales, the margin improved 0.7%, from 23.0% in fiscal year 2009 to 22.3% in fiscal year 2010. Other operating expenses decreased primarily due to (1) an approximate $2.2 million reduction in utilities expense, (2) an approximate $1.1 million decline in our marketing and advertising expense and (3) a $1.2 million decline in store supplies. These cost declines were partially offset by an approximate $0.7 million increase in occupancy costs expense related primarily to the assumption of restaurant leases associated with the acquisition of Fuddruckers.

Depreciation and Amortization

Depreciation and amortization expense decreased by approximately $0.9 million, or 5.8%, in fiscal year 2010 compared to fiscal year 2009 due to a lower depreciable cafeteria asset base reflecting reduced capital spending and certain assets reaching the end of their depreciable lives, offset by on accounting period of depreciation of newly acquired assets related to Fuddruckers.

General and Administrative Expenses

General and administrative expenses include corporate salaries and benefits-related costs, including restaurant area leaders, share-based compensation, professional fees, travel and recruiting expenses and other office expenses. General and administrative expenses increased by approximately $0.7 million, or 3.2%, in fiscal year 2010 compared to fiscal year 2009. The increase was mainly due to (1) an addition of approximately $1.2 million in professional fees and integration expenses related to the acquisition of Fuddruckers and (2) $3.0 million in legal fees and an accrual of an amount sufficient to cover a legal settlement agreement pending court approval as of fiscal year end 2010. These costs were partially offset by (1) a reduction of approximately $1.6 million in corporate salaries and benefits as a result of reductions in corporate support headcount, (2) a net reduction of approximately $0.3 million in office supplies, travel, and other miscellaneous corporate overhead expenses, (3) a reduction of approximately $0.2 million in recruiting expenses, and (4) a reduction of approximately $0.4 million in share-based compensation expenses. As a percentage of total sales, general and administrative expenses increased to 10.4% in fiscal year 2010, compared to 9.5% in fiscal year 2009, primarily due to the items noted above offset by the reductions in corporate salary and benefit expense and reduction in share based compensation expense.

Asset Charges

The provision for asset impairments and restaurant closings decreased by approximately $6.4 million in fiscal year 2010, compared to fiscal year 2009 primarily due to asset impairment and lease settlement costs recognized in fiscal year 2009, and further discussed in Note 12, “Impairment of Long-Lived Assets, Store Closings, and Discontinued Operations,” to our Consolidated Financial Statements included in Item 8 of Part II of this report.

Net Gain on Disposition of Property and Equipment

The net gain on disposition of property and equipment was $0.9 million in fiscal year 2010 compared to a gain of $0.9 million in fiscal year 2009. The net gain in fiscal year 2010 included a gain on the sale of an easement right and the sale of one unit in excess of its carrying value, offset by normal asset retirement activity. The net gain in fiscal 2009 included the gain on the sales of one closed restaurant property and insurance proceeds of approximately $0.6 million related to property damage associated with Hurricane Ike, offset by normal asset retirement activity in our restaurant units.

Interest Income

Interest income decreased approximately $0.2 million due to lower interest rates and cash investment balances.

Interest Expense

Interest expense increased $0.3 million in fiscal year 2010 from fiscal year 2009 due to the reduction in unamortized debt expense recognized as a result of the amendment of our amended 2009 Revolving Credit Agreement.

Gain on sales and redemptions (impairments in fair value) of investments

The net gain on sales and redemptions of investments of $1.6 million in fiscal year 2010 represents (1) the reversal of previous impaired investments in auction rate securities that were subsequently redeemed at par value in the fourth quarter of fiscal year 2010, offset by (2) the portion of the impairment previously assigned to these investments in fiscal year 2010. The impairment in fair value of investments was $1.0 million in fiscal year 2009 due to the illiquidity of the auction rate securities markets.

Other Income, Net

Other income, net, consisted primarily of the following components: net rental property income and expenses relating to property for which we are the landlord; and prepaid sales tax discounts earned through our participation in state tax prepayment programs.

Other income, net, decreased by approximately $0.2 million in fiscal year 2010 compared to fiscal year 2009, due primarily to a decrease in rental income, net of rental expenses and a decrease in prepaid state sales tax discounts resulting from lower sales in fiscal year 2010.

Taxes

The income tax benefit related to continuing operations for fiscal year 2010 was $3.1 million compared to a provision for income taxes of $0.5 million in fiscal year 2009. The benefit for income taxes in fiscal year 2010 reflects the tax effect of the pre-tax loss for the year adjusted for a reduction in a tax valuation allowance. The income tax provision in fiscal year 2009 reflects the tax effect of pre-tax loss for the year adjusted for a valuation allowance reducing the current recognition of the full tax benefit for the year.

Discontinued Operations

The net loss from discontinued operations decreased approximately $10.1 million in fiscal year 2010 compared to fiscal year 2009. The loss from discontinued operations in fiscal year 2010 and fiscal year 2009 reflected (1) the activity of restaurant units that were closed as part of the Cash Flow Improvement and Capital Redeployment Plan and not subsequently redeployed into other income generating uses; (2) the impairment of assets associated with properties that were closed as part of the Cash Flow Improvement and Capital Redeployment Plan; (3) the gain on sale of units above their carrying value and (4) the tax benefit on losses from discontinued operations.

Fiscal Year 2009 (52 weeks) compared to Fiscal Year 2008 (52 weeks)

Sales

Total sales decreased approximately $20.1 million, or 7.2%, in fiscal year 2009, compared to fiscal year 2008, consisting of a $24.9 million decrease in restaurant sales and a $4.8 million increase in culinary contract services revenue. The $24.9 million decline in restaurant sales included a $18.2 million reduction in sales related to the 96 units in our current grouping of “same-stores” and $6.7 million decrease due to stores that closed in fiscal years 2008 and 2009. On a same-store basis, sales decreased approximately $18.2 million, or 7.1%, due primarily to declines in guest traffic partially offset by higher average spending per customer during fiscal year 2009.

Cost of Food

Food costs decreased approximately $7.0 million, or 9.2%, in fiscal year 2009 compared to fiscal year 2008 primarily due to the lower sales volume. As a percentage of restaurant sales, food costs decreased 0.1%, from 27.7% in fiscal year 2008 to 27.6% in fiscal year 2009. The relatively flat food cost as a percent of sales was primarily the result of our 1) raising prices during the first half of the year when commodity prices were increasing and 2) lowering menu prices (including the effect of various discounts and promotions) during the second half of the year when commodity prices were generally stabilizing.

Payroll and Related Costs

Payroll and related costs decreased approximately $3.7 million, or 3.9%, in fiscal year 2009 compared to fiscal year 2008. This decrease was the result of a significant reduction in the use of overtime, improved scheduling of hourly employees, and lower restaurant management costs, offset by a higher average hourly wage rate as a result of required minimum wage increases. As a percentage of restaurant sales, these costs increased 2.0%, from 34.4% in fiscal year 2008 to 36.4% in fiscal year 2009, due to reduced restaurant sales and required minimum wage increases.

Other Operating Expenses

Other operating expenses primarily include restaurant-related expenses for utilities, repairs and maintenance, advertising, insurance, services and occupancy costs. Other operating expenses decreased by approximately $6.1 million, or 9.7%, for fiscal year 2009, compared to fiscal year 2008. As a percentage of restaurant sales, these costs decreased 0.2%. Other operating expenses decreased primarily due to 1) an approximate $3.5 million reduction in utilities expense, 2) an approximate $2.7 million decline in our repairs and maintenance expense and 3) a $2.1 million decline in store supplies. These cost declines were partially offset by 1) an approximate $0.6 million increase in marketing and advertising expense, 2) an approximate $1.5 million increase in repairs primarily associated with Hurricane Ike and 3) an approximate $0.2 million increase in services and other expenses.

Depreciation and Amortization

Depreciation and amortization expense increased by approximately $0.9 million, or 6.2%, in fiscal year 2009, compared to fiscal year 2008 due to the higher depreciable asset base generated by increased capital expenditures in fiscal year 2008, including the opening of three restaurants in fiscal year 2008, relocating one unit in fiscal year 2008, and upgrading and remodeling existing units in fiscal year 2008 and to a lesser extent in fiscal year 2009.

General and Administrative Expenses

General and administrative expenses include corporate salaries and benefits-related costs, including restaurant area leaders, share-based compensation, professional fees, travel and recruiting expenses and other office expenses. General and administrative expenses decreased by approximately $1.4 million, or 5.4%, in fiscal year 2009 compared to fiscal year 2008. The decrease was mainly due to 1) a reduction of approximately $0.9 million in professional service fees primarily related to costs in the solicitation of proxies in fiscal year 2008 in connection with our 2008 annual meeting of shareholders; 2) a reduction of approximately $0.2 million in recruiting expenses; 3) a reduction of approximately of $0.2 million in bonus payments; and 4) and a reduction of approximately $0.1 million in office supplies expense. As a percentage of total sales, general and administrative expenses increased to 9.5% in fiscal year 2009, compared to 9.3% in fiscal year 2008, primarily due to decreased sales.

Asset Charges

The provision for asset impairments and restaurant closings increased by approximately $4.8 million in fiscal year 2009, compared to fiscal year 2008 primarily due to asset impairment and lease settlement costs recognized in fiscal year 2009 and further discussed in Note 12, “Impairment of Long-Lived Assets, Store Closings, and Discontinued Operations,” to our Consolidated Financial Statements included in Item 8 of Part II of this report.

The net gain on disposition of property and equipment increased by approximately $0.9 million in fiscal year 2009 from $28,000 in fiscal year 2008. This increase is primarily due to fiscal year 2009 proceeds from the sale of assets exceeding the carrying value of assets retired in fiscal year 2009 by $0.9 million.

Interest Income

Interest income decreased approximately $0.9 million due to lower interest rates and cash investment balances.

Interest Expense

Interest expense increased $0.2 million from fiscal year 2008 due to the reduction in unamortized debt expense recognized as a result of the amendment of our 2007 Revolving Credit Agreement.

Other Income, net

Other income, net, consisted primarily of the following components: net rental property income and expenses relating to property for which we are the landlord; prepaid sales tax discounts earned through our participation in state tax prepayment programs.

Other income, net, increased by approximately $50,000 in fiscal year 2009 compared to fiscal year 2008, due primarily to increases in rental income and de-recognition of our gift certificate liability, partially offset by a decrease in prepaid state sales tax discounts resulting from lower sales in fiscal year 2009.

Taxes

The income tax provision related to continuing operations for fiscal year 2009 was $0.5 million compared to recognition of an income tax benefit of $3.2 million in fiscal year 2008. The provision for income taxes in fiscal year 2009 reflects the tax effect of the pre-tax loss for the year adjusted for a valuation allowance reducing the current recognition of the full tax benefit for the year.

The income tax benefit in fiscal year 2008 includes approximately $3.1 million of items that are expected to be nonrecurring. The remaining tax benefit recorded for fiscal year 2008 is the net of the federal tax benefit and state tax expense based on the effective tax rate applied to pre-tax income from continuing operations.

Discontinued Operations

The net loss from discontinued operations increased by approximately $10.8 million in fiscal year 2009 compared to fiscal year 2008, principally due to impairment charges in the fourth quarter of fiscal year 2009 related to units closed under the 2010 Cash Flow Improvement Plan.

LIQUIDITY AND CAPITAL RESOURCES

Cash and Cash Equivalents

General. Cash and cash equivalents was primarily affected by the acquisition of substantially all of the assets of Fuddruckers and the related financing during the fourth quarter of fiscal year ended August 25, 2010. Our primary sources of short-term and long-term liquidity are cash flows from operations and our revolving credit facility. Although the current macroeconomic conditions continue to affect our cash flows from operations, we generated $9.3 million in cash from operating activities. We plan to continue the level of capital and repair and maintenance expenditures necessary to keep our restaurants attractive and operating efficiently.

Our cash requirements consisted principally of:

•	acquisition of substantially all of the assets Fuddruckers;

•	capital expenditures for culinary contract services development and construction, restaurant renovations and upgrades and information technology; and

•	working capital primarily for our owned restaurants and culinary contract service agreements.

The acquisition of substantially all of the assets Fuddruckers in fiscal year 2010 required us to amend and utilize our amended 2009 Revolving Credit Facility. Cash from operations and proceeds from the sale of assets contributed capital for debt repayments. Under the current terms of our amended 2009 Revolving Credit Facility, as amended as of July 26, 2010, capital expenditures and the amount of borrowings are limited based on our EBITDA, as defined in the credit agreement, as amended, governing the 2009 Revolving Credit Facility. Based upon our level of past and projected capital requirements, we expect that proceeds from the sale of assets and cash flows from operations, combined with other financing alternatives in place or available, will be sufficient to meet our capital expenditures and working capital requirements during the next twelve months.

As is common in the restaurant industry, we maintain relatively low levels of accounts receivable and inventories, and our vendors grant trade credit for purchases such as food and supplies. However, high levels of accounts receivable are typical for culinary contract services and franchises. We also continually invest in our business through the addition of new units and refurbishment of existing units, which are reflected as long-term assets.

Cash and cash equivalents increased to $2.3 million from $0.9 million at the beginning of the fiscal year. This increase is due to an increase in cash provided by operating and financing activities. We generally reinvest available cash flows from operations to develop new restaurants, enhance existing restaurants and to support culinary contract services.

The following table summarizes our cash flows from operating, investing and financing activities:

	Year Ended
	August 25, 2010	August 26, 2009	August 27, 2008
	(In thousands)
Total cash provided by (used in):
Operating activities	$9,297	$4,760	$17,601
Investing activities	(48,712)	(8,416)	(37,001)
Financing activities	40,833	(28)	6,452

Increase (decrease) in cash and cash equivalents	$1,418	$(3,684)	$(12,948)

Operating Activities. In fiscal year 2010, operating cash flow increased $4.5 million to $9.3 million compared to fiscal year 2009, primarily due to timing differences related to payment of accounts payable and accrued liabilities.

Investing Activities. Cash flows used in investing activities were $48.7 million in fiscal year 2010 compared to $8.4 million in fiscal year 2009, due to the acquisition of substantially all of the assets of Fuddruckers, partially offset by proceeds from property sales and redemption of auction rate securities and decreased purchases of equipment and new restaurant construction in progress. Our capital expenditure program includes, among other things, investments in new restaurant and culinary contract service locations, restaurant remodeling, and information technology enhancements. We used $3.6 million for purchases of property and equipment in fiscal year 2010 compared to $12.3 million in fiscal year 2009. During the fourth quarter of fiscal year 2010, our outstanding loan balance under our credit facility reached its highest point at $51.4 million in conjunction with the closing of the Fuddruckers acquisition.

Financing Activities. Cash provided by financing activities increased $40.8 million from fiscal year 2009, primarily due to an increase in debt in fiscal year 2010.

Status of Long-Term Investments and Liquidity

At August 25, 2010, we did not hold any long-term investments. The securities we previously held were long-term municipal bonds with underlying maturities in years 2019 through 2042. These bonds historically had short-term features intended for the investor’s liquidity. Prior to the collapse of the auction rate securities market in February 2008, these bonds were purchased or sold through a Dutch-auction process in short-term intervals of 7, 28 or 35 days, whereby the interest rate on the security was reset.

In October 2008, the Company sought relief from the illiquid investments and by filing for arbitration against its broker with Financial Industry Regulatory Authority (FINRA) Dispute Resolution, Inc. and submitting a statement of claim for the par value of the auction rate securities. The arbitration hearing took place in April 2010, and a final award was announced on May 21, 2010 in our favor whereby the broker was ordered to purchase the auction rate securities at par value. In June 2010, we received $7.1 million from the sale of the securities to the broker at par including interest. As a result of the sale of these securities, we recognized a $1.6 million net gain in fiscal year 2010 and an other than temporary impairment loss of $1.0 million in fiscal years 2009. For additional information, see Note 4, “Investments,” to our Consolidated Financial Statements included in Item 8 of Part II of this report.

Given our current cash position, expected proceeds from the sale of assets, expected future cash flow from operations and our available borrowing capacity under our Amended 2009 Revolving Credit Facility (as defined below), we believe sufficient liquidity exists for management to achieve its operating goals.

Status of Trade Accounts and Other Receivables, Net

We monitor the aging of our receivables, including Fuddruckers franchising related receivables, and record provisions for uncollectability as appropriate. Credit terms of accounts receivable associated with our culinary contract services business vary from 30 to 45 days based on contract terms.

Working Capital

We had a working capital deficit of $23.3 million as of August 25, 2010, compared to a working capital deficit of $21.1 million as of August 26, 2009, primarily due to an increase of $5.0 million in accrued expenses and other liabilities, a $1.0 million increase in accounts payable offset by a $1.0 million decrease in liabilities related to discontinued operations, a $0.8 million increase in accounts receivables and a $1.4 million increase in cash. We expect to meet our working capital requirements through cash flows from operations, proceeds from property sales and availability under our amended 2009 Revolving Credit Facility.

Capital Expenditures

Capital expenditures consist of purchases of real estate for future restaurant sites, culinary contract services investments, new units construction, purchases of new and replacement restaurant furniture and equipment, and ongoing remodeling programs. Capital expenditures for fiscal year 2010 were approximately $3.6 million and related to upgrades of existing units, to improvement of our culinary contract services business and to development of future restaurant sites. We expect to be able to fund all capital expenditures in fiscal year 2011 using proceeds from the sale of assets, cash flows from operations and our available credit. We expect to spend approximately $10.0 million to $15.0 million on capital expenditures in fiscal year 2011.

Stock Purchases

On February 15, 2008, in a privately negotiated block trade, we purchased 500,000 shares of common stock for $4.8 million. We neither purchased or sold stock in fiscal years 2009 and 2010.

DEBT

Second Amendment to 2009 Revolving Credit Facility

On July 26, 2010, we amended our New Credit Facility (the “Amended New Credit Facility”) in conjunction with our acquisition of substantially all of the assets of Fuddruckers, reflects the following changes to the Amended Facility (as defined below):

•

Increased the aggregate amount of the lenders’ commitments from $20.0 million to $53.0 million. As subsequently amended by the Fourth Amendment to the New Credit Facility, the aggregate amount available will be reduced to $50.4 million on October 30, 2010; to $48.8 million on February 28, 2011; to $43.9 million on May 31, 2011; and to $40.0 million on August 31, 2011.

•	Changed the maturity date to September 1, 2011.

•	Required a guaranty from Christopher J. Pappas and Harris J. Pappas, as described below, and a security interest in substantially all company real estate and other Company assets.

•

Increased interest rate margins from a range of 2.75% to 3.50%, subject to an interest rate floor of 4.00%, to a range of 2.75% to 4.50%, subject to a 4.00% interest rate floor. The applicable spread continues to be dependent upon the ratio of our debt to EBITDA at the most recent determination date, as defined in the credit agreement, as amended.

•	Modified certain financial covenants for the fiscal year 2010 and 2011, including the addition of minimum fiscal year 2010 and 2011 quarterly EBITDA requirements.

•

Modified the restriction on capital expenditures. Prior to the amendment, the New Credit Facility limited capital expenditures in any subsequent fiscal year to the greater of (1) $15.0 million or (2) the amount of 100% of the preceding fiscal year’s EBITDA; plus in either case, all of the unused availability for capital expenditures from the immediately preceding fiscal quarter. Following the amendment, the amount of agreed upon capital expenditures for any subsequent fiscal year will be no greater than $15.0 million.

•

Conditioned on the establishment of a funded cash collateral account held at each bank, personally and individually, by the CEO and COO in an amount equal to a portion of the increased aggregate commitments of the lender’s and the simultaneous closing of the purchase of Fuddruckers in accordance with the Fuddruckers Purchase Agreement, among other customary conditions.

We incurred approximately $0.7 million in related fees and expenses associated with the closing of the Amended New Credit Facility.

Christopher J. Pappas, our President and Chief Executive Officer, and Harris J. Pappas, our Chief Operating Officer, will guaranty the payment of up to $13.0 million of our indebtedness under the Amended New Credit Facility. The maximum amount of the guaranty will be reduced to $9.5 million on February 28, 2011 and to $6.0 million on May 31, 2011.

The Amended New Credit Facility contains customary covenants and restrictions on our ability to engage in certain activities, asset sales, letters of credit, and acquisitions, and contains customary events of default. As of August 25, 2010, we were in compliance with all covenants.

As of August 25, 2010, we had $41.5 million in outstanding loans and $1.6 million committed under letters of credit, which were issued as security for the payment of insurance obligations.

At August 25, 2010, $9.9 million was available under the Amended New Credit Facility.

2009 Revolving Credit Facility

On November 9, 2009, we entered into a revolving credit facility (the “New Credit Facility”), which amends and restates the 2007 Revolving Credit Facility (as defined below), as amended, and reflects the following changes to the 2007 Revoloving Credit Facility, as amended:

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

The New Credit Facility was amended on October 31, 2010 to accelerate the reduction in commitment from $53.0 million to $50.4 million approximately 30 days sooner than originally agreed to in the agreement. As of November 2, 2010, the Company’s availability under the amended credit facility was $8.9 million.

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

Pending Claims

Certain current and former hourly restaurant employees filed a lawsuit against us in U.S. District Court for the Southern District of Texas alleging violations of the Fair Labor Standards Act with respect to the inclusion of certain employees in a tip pool. The lawsuit seeks back wages, penalties and attorney’s fees and was conditionally certified as a collective action in October 2008. On October 22, the Company agreed to a settlement amount, subject to future court approval. A $1.6 million accrual for the related settlement amount was recognized in general and administrative expenses in the fourth quarter fiscal year 2010.

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

Contractual Obligations

At August 25, 2010, we had contractual obligations and other commercial commitments as described below:

	Payments due by Period
Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	After 5 Years
	(In thousands)
Long-term debt	$43,300	$1,800	$41,500	$—	$—
Operating lease obligations (a)	77,788	11,589	21,319	17,499	27,381
Uncertain tax positions liability (b)	82	—	—	—	—

Total	$121,170	$13,389	$62,819	$17,499	$27,381

	Amount of Commitment by Expiration Period
Other Commercial Commitments	Total	Fiscal Year 2010	Fiscal Years 2011-2012	Fiscal Years 2013-2014	Thereafter
	(In thousands)
Letters of credit	$1,621	$1,621	$—	$—	$—

(a)	Operating lease obligations contain rent escalations and renewal options ranging from one to thirty years.
(b)	The $82,000 of unrecognized tax benefits have been recorded as liabilities. The timing and amounts of future cash payments related to these liabilities are uncertain.

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

Long-term liabilities reflected in our consolidated financial statements as of August 25, 2010 included amounts accrued for benefit payments under our supplemental executive retirement plan of $0.2 million, accrued insurance reserves of $0.9 million and deferred rent liabilities of $2.7 million.

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

Under the terms of the Master Sales Agreement, the Pappas entities continue to provide specialized (customized) equipment fabrication primarily for new construction and basic equipment maintenance, including stainless steel stoves, shelving, rolling carts, and chef tables. The total costs under the Master Sales Agreement of custom-fabricated and refurbished equipment were $33,000, $367,000, and $521,000 in fiscal years 2010, 2009 and 2008, respectively. The decrease in fiscal year 2010 was primarily due to fewer restaurant openings in fiscal year 2010 than fiscal year 2009. Services provided under this agreement are subject to review and approval by the Finance and Audit Committee of our Board of Directors.

Operating Leases

We previously leased from the Pappas entities property that was used to accommodate our in-house repair and fabrication center, referred to as the Houston Service Center. We terminated this lease in August 2008. We paid approximately zero, zero, and $74,800, in fiscal years 2010, 2009 and 2008, respectively, pursuant to the terms of this lease. We lease a new property that combines both the offices of our Facility Services and Warehouse Operations from an unrelated third party. The property is approximately 60,000 square feet.

We previously leased approximately 27,000 square feet of warehouse space from the Pappas entities to complement the Houston Service Center, at a monthly rate of approximately $0.21 per square foot. We paid approximately zero, zero, and $27,800 in fiscal years 2010, 2009 and 2008, respectively, pursuant to the terms of this lease. On February 29, 2008, we terminated this lease with the Pappas entities.

In the third quarter of fiscal year 2004, Messrs. Pappas became partners in a limited partnership which purchased a retail strip center in Houston, Texas. Messrs. Pappas collectively own a 50% limited partner interest and a 50% general partner interest in the limited partnership. A third party company manages the center. One of our restaurants has rented approximately 7% of the space in that center since 1969. No changes were made to our lease terms as a result of the transfer of ownership of the center to the new partnership. We made payments of approximately $316,000, $339,000, and $276,000 during fiscal years 2010, 2009 and 2008, respectively, pursuant to the terms of the lease agreement, which currently includes an annual base rate of $14.64 per square foot per year plus maintenance taxes and insurance.

On November 22, 2006, we executed a new lease agreement with respect to this property. Effective upon our relocation and occupancy into the new space in July 2008, the new lease agreement provides for a primary term of approximately 12 years with two subsequent five-year options and gives the landlord an option to buy out the tenant on or after the calendar year 2015 by paying the then unamortized cost of improvements to the tenant. We owed, under the lease, $20.00 per square foot per year plus maintenance, taxes, and insurance for the calendar year 2010. For calendar year 2011, we will pay $20.00 per square foot per year plus maintenance, taxes and insurance. Thereafter, the lease provides for reasonable increases in rent at set intervals which is accounted for on a straight line basis. The new lease agreement was approved by the Finance and Audit Committee of our Board of Directors.

Affiliated rents paid for the Houston Service Center, the separate storage facility, and the Houston property lease combined represented 5.5%, 6.2%, and 7.2% of total rents for continuing operations in fiscal years 2010, 2009 and 2008, respectively.

The following table compares current and prior fiscal year-to-date charges incurred under the Master Sales Agreement, affiliated property leases and other related party agreements to our total capital expenditures, as well as relative general and administrative expenses and other operating expenses included in continuing operations:

	Year Ended
	August 25, 2010	August 26, 2009	August 27, 2008
	(364 days)	(364 days)	(364 days)
	(In thousands)
AFFILIATED COSTS INCURRED:
General and administrative expenses—professional and other costs	$58	$128	$165
Capital expenditures—custom-fabricated and refurbished equipment	33	367	521
Other operating expenses and opening costs, including property leases	329	356	423

Total	$420	$851	$1,109

RELATIVE TOTAL COMPANY COSTS:
General and administrative expenses	$25,503	$24,724	$26,134
Capital expenditures	3,580	12,348	40,228
Other operating expenses and opening costs	51,556	57,168	63,439

Total	$80,639	$94,240	$129,801

AFFILIATED COSTS INCURRED AS A PERCENTAGE OF RELATIVE TOTAL COMPANY COSTS	0.52%	0.90%	0.85%

In November 2005, Christopher and Harris J. Pappas entered into new employment agreements that were subsequently amended in April 2010 to extend the termination date thereof to August 2011. Both continue to devote their primary time and business efforts to Luby’s, Inc. while maintaining their roles at Pappas Restaurants, Inc.

On July 26, 2010, Christopher and Harris J. Pappas entered into a guaranty agreement with the Company’s lenders in conjunction with the expansion of the Company’s revolving credit facility under the terms of the second amendment to the credit agreement.

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

Peter Tropoli, our Senior Vice President, Administration, General Counsel and Secretary, is an attorney who, in the past, has provided litigation services to entities controlled by Christopher J. Pappas and Harris J. Pappas. Mr. Tropoli is the stepson of Frank Markantonis, who is a director of Luby’s, Inc.

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

We had deferred tax assets at August 25, 2010 of approximately $14.5 million. Management has evaluated both positive and negative evidence, including its forecasts of our future taxable income adjusted by varying probability factors, in making a determination as to whether it is more likely than not that all or some portion of the deferred tax asset will be realized. Based on its analysis, management concluded that for fiscal year 2009 a valuation allowance of approximately $5.1 million was necessary. The valuation allowance partially offsets our operating loss (“NOL”) carryovers to future years and our carryover of general business tax credits.

Management concluded that a valuation allowance of approximately $3.1 million at August 25, 2010 is necessary. The valuation allowance offsets NOL carryovers and carryovers of general business tax credits. The reduction of the valuation allowance from August 26, 2009 is reported as part of the tax benefit included in Income/(loss) from continuing operations for fiscal year 2010.

Two of the most significant items included in deferred tax assets are net operating loss carryovers and general business tax credits. Both of these items may be carried over up to twenty years in the future for possible utilization in the future. The carryover of the NOLs began in fiscal year 2008 and will begin to expire at the end of fiscal year 2028 through the end of fiscal year 2030 if not utilized by then. The carryover of the general business credits began in fiscal year 2006 and will begin to expire at the end of fiscal year 2026 through the end of fiscal year 2030 if not utilized by then.

Management makes judgments regarding the interpretation of tax laws that might be challenged upon an audit and cause changes to previous estimates of tax liability. We operate within multiple taxing jurisdictions and are subject to audit in these jurisdictions as well as by the Internal Revenue Service. In management’s opinion, adequate provisions for income taxes have been made for all open tax years. The potential outcomes of examinations are regularly assessed in determining the adequacy of the provision for income taxes and income tax liabilities. Management believes that adequate provisions have been made for reasonable and foreseeable outcomes related to uncertain tax matters. Management has recently been notified that the IRS will review the income tax return for fiscal year 2008. The details and scope of the planned review are not known at this time. There are no other audits or reviews at this time.

Impairment of Long-Lived Assets

We periodically evaluate long-lived assets held for use and held for sale, whenever events or changes in circumstances indicate that the carrying amount of those assets may not be recoverable. We analyze historical cash flows of operating locations and compare results of poorer performing locations to more profitable locations. We also analyze lease terms, condition of the assets and related need for capital expenditures or repairs, construction activity in the surrounding area as well as the economic and market conditions in the surrounding area.

For assets held for use, we estimate future cash flows using assumptions based on possible outcomes of the areas analyzed. If the undiscounted future cash flows are less than the carrying value of our location’s assets, we record an impairment based on an estimate of discounted cash flows. The estimates of future cash flows, based on reasonable and supportable assumptions and projections, require management’s subjective judgments. Assumptions and estimates used include operating results, changes in working capital, discount rate, growth rate, anticipated net proceeds from disposition of the property and if applicable, lease terms. The span of time for which future cash flows are estimated is often lengthy, increasing the sensitivity to assumptions made. The time span is longer and could be 20 to 25 years for newer properties, but only 5 to 10 years for older properties. Depending on the assumptions and estimates used, the estimated future cash flows projected in the evaluation of long-lived assets can vary within a wide range of outcomes. We consider the likelihood of possible outcomes in determining the best estimate of future cash flows. The measurement for such an impairment loss is then based on the fair value of the asset as determined by discounted cash flows. We operated 155 restaurants as of November 2, 2010 and periodically experience unanticipated changes in our assumptions and estimates. Those changes could have a significant impact on discounted cash flow models with a corresponding significant impact on the measurement of an impairment. We believe we have 5 locations with an aggregate net carrying value of assets held for use of $1.5 million where it is reasonably possible for an impairment charge to be taken over the next 12 months. Gains are not recognized until the assets are disposed.

We evaluate the useful lives of our other intangible assets, primarily the Fuddruckers trademarks and franchise agreements to determine if they are definite or indefinite-lived. Reaching a determination or useful life requires significant judgments and assumptions regarding the future effects of obsolescence, contract term, demand, competition, other economic factors (such as the stability of the industry, legislative action that results in an uncertain or changing regulatory environment, and expected changes in distribution channels), the level of required maintenance expenditures, and the expected lives of other related groups of assets.

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

Property Held for Sale

We periodically review long-lived assets against our plans to retain or ultimately dispose of properties. If we decide to dispose of a property, it will be moved to property held for sale and actively marketed. Property held for sale is recorded at amounts not in excess of what management currently expects to receive upon sale, less costs of disposal. We analyze market conditions each reporting period and record additional impairments due to declines in market values of like assets. The fair value of the property is determined by observable inputs such as appraisals and prices of comparable properties in active markets for assets like ours. Gains are not recognized until the properties are sold.

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

Share-Based Compensation

Share-based compensation is recognized as compensation expense in the income statement utilizing the fair value on the date of the grant. The fair value of restricted stock units is valued at the closing market price of the Company’s common stock at the date of grant. The fair value of each option award is estimated on the date of grant using the Black-Scholes option pricing model. Assumptions for volatility, expected option life, risk free interest rate and dividend yield are used in the model.

NEW ACCOUNTING PRONOUNCEMENTS

ASU 2009-17 codifies SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)” ASU 2009-17 eliminates exceptions to consolidating qualifying special-purpose entities, contains new criteria for determining the primary beneficiary, and increases the frequency of required reassessments to determine whether a company is the primary beneficiary of a variable interest entity. ASU 2009-17 changes how a company determines when an entity that is insufficiently capitalized or is not controlled through voting or similar rights should be consolidated and also contains a new requirement that any term, transaction, or arrangement that does not have a substantive effect on an entity’s status as a variable interest entity, a company’s power over a variable interest entity, or a company’s obligation to absorb losses or its right to receive benefits of an entity must be disregarded. The determination of whether a company is required to consolidate an entity is based on, among other things, an entity’s purposes and design and a company’s ability to direct the activities of the entity that most significantly impacts the entity’s economic performance. ASU 2009-17 is effective for fiscal years beginning after November 15, 2009. The Company is currently evaluating the impact of ASU 2009-17 on its consolidated financial statements.

In January 2010, the FASB issued ASU No. 2010-06, Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements. This guidance amends the disclosure requirements related to recurring and nonrecurring fair value measurements and requires new disclosures on the transfers of assets and liabilities between Level 1 (quoted prices in active market for identical assets or liabilities) and Level 2 (significant other observable inputs) of the fair value measurement hierarchy, including the reasons and the timing of the transfers. Additionally, the guidance requires a roll forward of activities on purchases, sales, issuance and settlements of the assets and liabilities measured using significant unobservable inputs (Level 3 fair value measurements). The guidance will become effective for fiscal years ending after December 15, 2010. The Company is currently evaluating the impact on its consolidated financial statements.

In July 2010, the FASB issued guidance to enhancement disclosures about the credit quality of a creditor’s financing receivables and the adequacy of its allowance for credit loses. The amended guidance is effective for period-end balances beginning with the first interim or annual reporting period ending on or after December 15, 2010. The amended guidance is effective for activity during a reporting period beginning with the first interim or annual reporting period beginning on or after December 15, 2010. The Company is currently evaluating the impact on its consolidated financial statements.

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

We are exposed to market risk from changes in interest rates affecting our variable-rate debt. As of August 25, 2010, the total amount of debt subject to interest rate fluctuations outstanding under our Amended New Credit Facility was $41.5 million. Assuming an average debt balance of $41.5 million, a 1.0% increase in prevailing interest rates above our 4.0% interest rate floor per our Amended New Credit Facility, effective July 26, 2010, would increase our annual interest expense by $0.4 million.

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

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders

Luby’s, Inc.

We have audited the accompanying consolidated balance sheets of Luby’s, Inc. (a Delaware corporation) and its subsidiaries as of August 25, 2010 and August 26, 2009, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended August 25, 2010. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Luby’s, Inc. and its subsidiaries as of August 25, 2010 and August 26, 2009, and the results of their operations and their cash flows for each of the three years in the period ended August 25, 2010 in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Luby’s, Inc. and its subsidiaries’ internal control over financial reporting as of August 25, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated November 8, 2010 expressed an unqualified opinion and exclusion of Fuddruckers.

/s/ GRANT THORNTON LLP

Houston, Texas

November 8, 2010

Report of Independent Registered Public Accounting Firm on

Internal Control over Financial Reporting

Board of Directors and Shareholders

Luby’s, Inc.

We have audited Luby’s, Inc. (a Delaware corporation) and its subsidiaries’ internal control over financial reporting as of August 25, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Luby’s, Inc. and its subsidiaries’ management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express an opinion on Luby’s, Inc. and its subsidiaries’ internal control over financial reporting based on our audit. Our audit of, and opinion on, Luby’s, Inc. and its subsidiaries’ internal control over financial reporting does not include internal control over financial reporting from the asset purchase agreement with Fuddruckers, Inc., Magic Brands, LLC, and certain of their affiliates (collectively, “Fuddruckers”) whose financial statements reflect total assets and revenues constituting 28% and 3%, respectively, of the related consolidated financial statement amounts as of and for the year ended August 25, 2010. As indicated in Management’s Report, Fuddruckers was acquired on July 26, 2010 and therefore, management’s assertion on the effectiveness of Luby’s, Inc. and its subsidiaries’ internal control over financial reporting excluded internal control over financial reporting of Fuddruckers.

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

In our opinion, Luby’s, Inc. and its subsidiaries maintained, in all material respects, effective internal control over financial reporting as of August 25, 2010, based on criteria established in Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Luby’s, Inc. and its subsidiaries as of August 25, 2010 and August 26, 2009, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years ended August 25, 2010 and our report dated November 8, 2010 expressed an unqualified opinion.

/s/ GRANT THORNTON LLP

Houston, Texas

November 8, 2010

Luby’s, Inc.

Consolidated Balance Sheets

	August 25, 2010	August 26, 2009
	(In thousands, except share data)
ASSETS
Current Assets:
Cash and cash equivalents	$2,300	$882
Trade accounts and other receivables, net	2,213	1,469
Food and supply inventories	3,097	2,835
Prepaid expenses	1,041	651
Assets related to discontinued operations	78	355
Deferred income taxes	431	192

Total current assets	9,160	6,384
Long-term investments	—	6,903
Property held for sale	1,828	3,858
Assets related to discontinued operations	18,419	23,368
Property and equipment, net	172,040	148,686
Intangible assets, net	29,292	—
Goodwill	195	—
Deferred incomes taxes	9,672	5,082
Other assets	1,737	231

Total assets	$242,343	$194,512

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$12,514	$10,523
Liabilities related to discontinued operations	924	2,183
Accrued expenses and other liabilities	19,007	14,769

Total current liabilities	32,445	27,475
Credit facility debt	41,500	—
Liabilities related to discontinued operations	940	382
Other liabilities	6,097	3,523

Total liabilities	80,982	31,380

Commitments and Contingencies
SHAREHOLDERS’ EQUITY
Common stock, $0.32 par value; 100,000,000 shares authorized; Shares issued were 28,564,024 and 28,494,511, respectively; Shares outstanding were 28,064,024 and 27,954,511, respectively	9,140	9,118
Paid-in capital	23,089	21,989
Retained earnings	133,907	136,800
Less cost of treasury stock, 500,000 shares	(4,775)	(4,775)

Total shareholders’ equity	161,361	163,132

Total liabilities and shareholders’ equity	$242,343	$194,512

The accompanying notes are an integral part of these consolidated financial statements.

Luby’s, Inc.

Consolidated Statements of Operations

	Year Ended
	August 25, 2010	August 26, 2009	August 27, 2008
	(In thousands except per share data)
SALES:
Restaurant sales	$230,516	$247,454	$272,363
Culinary contract services	13,728	12,970	8,205
Franchise revenue	645	—	—
Vending revenue	44	—	—

TOTAL SALES	244,933	260,424	280,568
COSTS AND EXPENSES:
Cost of food	63,535	68,412	75,367
Payroll and related costs	82,912	89,982	93,636
Other operating expenses	51,332	57,000	63,120
Opening costs	224	168	319
Cost of culinary contract services	12,464	11,747	7,228
Depreciation and amortization	15,238	16,170	15,227
General and administrative expenses	25,503	24,724	26,134
Provision for asset impairments, net	282	6,667	1,829
Net gain on disposition of property and equipment	(920)	(916)	(33)

Total costs and expenses	250,570	273,954	282,827

INCOME (LOSS) FROM OPERATIONS	(5,637)	(13,530)	(2,259)
Interest income	39	200	1,094
Interest expense	(640)	(389)	(222)
Impairment (increase) decrease in fair value of investments	1,636	(997)	(825)
Interest income related to income taxes	—	—	1,319
Other income, net	842	1,069	1,019

Income (loss) before income taxes and discontinued operations	(3,760)	(13,647)	126
Provision (benefit) for income taxes	(3,098)	462	(3,174)

Income (loss) from continuing operations	(662)	(14,109)	3,300
Loss from discontinued operations, net of income taxes	(2,231)	(12,309)	(1,035)

NET INCOME (LOSS)	$(2,893)	$(26,418)	$2,265

Income (loss) per share from continuing operations:
Basic	$(0.02)	$(0.50)	$0.12
Assuming dilution	$(0.02)	$(0.50)	$0.12
Loss per share from discontinued operations:
Basic	$(0.08)	$(0.44)	$(0.04)
Assuming dilution	$(0.08)	$(0.44)	$(0.04)
Net income (loss) per share:
Basic	$(0.10)	$(0.94)	$0.08
Assuming dilution	$(0.10)	$(0.94)	$0.08
Weighted-average shares outstanding:
Basic	28,129	28,084	27,908
Assuming dilution	28,129	28,084	28,085

The accompanying notes are an integral part of these consolidated financial statements.

Luby’s, Inc.

Consolidated Statements of Shareholders’ Equity

(In thousands)

	Common Stock				Paid-In Capital	Retained Earnings	Total Shareholders’ Equity
	Issued		Treasury
	Shares	Amount	Shares	Amount
Balance at August 29, 2007	27,836	$8,907	(1,676)	$(35,604)	$43,514	$161,447	$178,264

Cumulative effect of adoption of uncertain tax positions	—	—	—	—	—	(494)	(494)
Net income for the year	—	—	—	—	—	2,265	2,265
Common stock issued under nonemployee director benefit plans	28	9	—	—	238	—	247
Excess tax benefits from stock options	—	—	—	—	16	—	16
Common stock issued under employee benefit plans	575	185	1,676	35,604	(24,546)	—	11,243
Share-based compensation expense	—	—	—	—	1,183	—	1,183
Purchase of treasury stock	—	—	(500)	(4,775)	—	—	(4,775)

Balance at August 27, 2008	28,439	9,101	(500)	(4,775)	20,405	163,218	187,949

Net loss for the year	—	—	—	—	—	(26,418)	(26,418)
Common stock issued under nonemployee director benefit plans	41	13	—	—	250	—	263
Share-based compensation expense	14	4	—	—	1,334	—	1,338

Balance at August 26, 2009	28,494	9,118	(500)	(4,775)	21,989	136,800	163,132

Net loss for the year	—	—	—	—	—	(2,893)	(2,893)
Common stock issued under nonemployee director benefit plans	51	16	—	—	242	—	258
Reduction in excess tax benefits from stock options	—	—	—	—	(90)	—	(90)
Share-based compensation expense	19	6	—	—	948	—	954

Balance at August 25, 2010	28,564	$9,140	(500)	$(4,775)	$23,089	$133,907	$161,361

The accompanying notes are an integral part of these consolidated financial statements.

Luby’s, Inc.

Consolidated Statements of Cash Flows

	Year Ended
	August 25, 2010	August 26, 2009	August 27, 2008
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(2,893)	$(26,418)	$2,265
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Provision for asset impairments, net of gains/losses on property sales	(1,864)	18,996	1,861
Depreciation and amortization	15,488	18,918	17,765
(Gain) impairment of investments	(1,636)	997	825
Amortization of debt issuance cost	327	160	87
Non-cash compensation expense	258	263	247
Share-based compensation expense	955	1,338	1,183
Reduction (excess) tax benefits from stock options	90	—	(16)
Interest related to income taxes	—	—	(1,319)
Deferred tax benefit	(4,672)	(6,346)	(17)

Cash provided by operating activities before changes in operating asset and liabilities	6,053	7,908	22,881
Changes in operating assets and liabilities:
(Increase) decrease in trade accounts and other receivables, net	(135)	1,889	(1,519)
(Increase) decrease in food and supply inventories	411	17	(474)
(Increase) decrease in prepaid expenses and other assets	(476)	862	(142)
Increase (decrease) in accounts payable, accrued expenses and other liabilities	3,444	(5,916)	(3,145)

Net cash provided by operating activities	9,297	4,760	17,601

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from redemption or maturity of short-term investments	—	—	24,750
Purchases of short-term investments	—	—	(25,650)
Proceeds (purchases) from redemption or maturity of long-term investments	8,539	625	150
Acquisition of Fuddruckers	(63,064)	—	—
Proceeds from disposal of assets, insurance proceeds and property held for sale	9,393	3,307	3,977
Purchases of property and equipment	(3,580)	(12,348)	(40,228)

Net cash used in investing activities	(48,712)	(8,416)	(37,001)

CASH FLOWS FROM FINANCING ACTIVITIES:
Credit facility borrowings	122,100	24,800	—
Credit facility repayments	(80,600)	(24,800)	—
Debt issuance costs	(667)	(28)	(32)
Excess tax benefits from stock options	—	—	16
Proceeds received on the exercise of employee stock options	—	—	11,243
Purchase of treasury stock	—	—	(4,775)

Net cash provided by (used in) financing activities	40,833	(28)	6,452

Net increase (decrease) in cash and cash equivalents	1,418	(3,684)	(12,948)
Cash and cash equivalents at beginning of year	882	4,566	17,514

Cash and cash equivalents at end of year	$2,300	$882	$4,566

The accompanying notes are an integral part of these consolidated financial statements.

Luby’s, Inc.

Notes to Consolidated Financial Statements

Fiscal Years 2010, 2009 and 2008

Note 1.    Nature of Operations and Significant Accounting Policies

Nature of Operations

Luby’s, Inc. is based in Houston, Texas. As of August 25, 2010, the Company owned and operated 154 restaurants, with 114 in Texas and the remainder in other states. The Company’s restaurant locations are convenient to shopping and business developments as well as to residential areas. Accordingly, the restaurants appeal primarily to shoppers, travelers, store and office personnel at lunch and to families at dinner. Culinary Contract Services consists of contract arrangements to manage food services for clients operating in primarily three lines of business: health care, higher education and corporate dining.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Luby’s, Inc. and its wholly owned subsidiaries. Luby’s, Inc. was restructured into a holding company on February 1, 1997, at which time all of the operating assets were transferred to Luby’s Restaurants Limited Partnership, a Texas limited partnership consisting of two wholly owned, indirect corporate subsidiaries of the Company. All restaurant operations are conducted by the partnership. On July 9, 2010, Luby’s Restaurants Limited Partnership was converted into Luby’s Fuddruckers Restaurants, LLC, a Texas limited liability company (“LFR”). Unless the context indicates otherwise, the word “Company” as used herein includes Luby’s, Inc., LFR and the consolidated subsidiaries of Luby’s, Inc. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

Trade Accounts and Other Receivables, net

Receivables consist principally of amounts due from franchises, culinary contract service clients, catering customers and restaurant food sales to corporations. Receivables are recorded at the invoiced amount. The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in the Company’s existing accounts receivable. The Company determines the allowance based on historical loss experience for contract service clients, catering customers and restaurant sales to corporation. The Company determines the allowance for franchise royalty and marketing and advertising receivables based on the franchisees’ uncured default status. The Company periodically reviews its allowance for doubtful accounts. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote.

Investments

Investments include available-for-sale securities and are reported at fair value. Securities available-for-sale consist of auction rate securities. Declines in fair value of available-for-sale securities are analyzed to determine if the decline is temporary or “other-than-temporary.” Temporary unrealized gains and losses on available-for-sale securities are excluded from earnings and reported in shareholders’ equity. Other–than-temporary declines reduce earnings. Any increases in other-than-temporary declines in fair value will not be recognized until the securities are sold.

Inventories

The food and supply inventories are stated at the lower of cost (first-in, first-out) or market.

Property Held for Sale

The Company periodically reviews long-lived assets against its plans to retain or ultimately dispose of properties. If the Company decides to dispose of a property, it will be moved to property held for sale and actively marketed. Property held for sale is recorded at amounts not in excess of what management currently expects to receive upon sale, less costs of disposal. The Company analyzes market conditions each reporting period and record additional impairments due to declines in market values of like assets. The fair value of the property is determined by observable inputs such as appraisals and prices of comparable properties in active markets for assets like the Company’s. Gains are not recorded or realized until the properties are disposed.

Impairment of Long-Lived Assets

Impairment losses are recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amount. The Company evaluates impairments on a restaurant-by-restaurant basis and uses cash flow results and other market conditions as indicators of impairment.

Debt Issuance Costs

Debt issuance costs include costs incurred in connection with the arrangement of long-term financing agreements. These costs are amortized using the straight-line method over the respective term of the debt to which they specifically relate.

Fair Value of Financial Instruments

The carrying value of cash and cash equivalents, trade accounts and other receivables, accounts payable, accrued expenses, and credit facility debt approximates fair value based on the short-term nature of these accounts.

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

Revenue from franchise royalties is recognized each fiscal period based on contractual royalty rates applied to the franchise’s restaurant sales each fiscal period. Start up fees paid by franchisees prior to the restaurant’s opening are deferred until our obligations to the franchisee have been satisfied, generally when the restaurant opens.

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

Advertising Expenses

Advertising costs are expensed as incurred. Total advertising expense included in other operating expenses was $3.1 million, $4.2 million and $3.6 million in fiscal years 2010, 2009 and 2008, respectively.

Depreciation and Amortization

Property and equipment are recorded at cost. The Company depreciates the cost of equipment over its estimated useful life using the straight-line method. Leasehold improvements are amortized over the lesser of their estimated useful lives or the related lease terms. Depreciation of buildings is provided on a straight-line basis over the estimated useful lives.

Opening Costs

Opening costs are expenditures related to the opening of new restaurants through its opening periods, other than those for capital assets. Such costs are charged to expense when incurred.

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

Management makes judgments regarding the interpretation of tax laws that might be challenged upon an audit and cause changes to previous estimates of tax liability. In addition, the Company operates within multiple taxing jurisdictions and is subject to audit in these jurisdictions as well as by the Internal Revenue Service

(“IRS”). In management’s opinion, adequate provisions for income taxes have been made for all open tax years. The potential outcomes of examinations are regularly assessed in determining the adequacy of the provision for income taxes and income tax liabilities. Management believes that adequate provisions have been made for reasonably possible outcomes related to uncertain tax matters. Management was recently notified the IRS will review the income tax return for fiscal year 2008. The details and scope of the planned review are not known at this time. There are no other audits or reviews scheduled or underway.

Sales Taxes

GAAP provides that a company may adopt a policy of presenting taxes either gross within revenue or on a net basis. The Company presents these taxes on a net basis (excluded from revenue).

Discontinued Operations

Restaurants included in a store closure plan are considered discontinued operations at the time the plan is approved. Operating and non-operating results of these locations are then classified and reported as discontinued operations of all periods presented. In October 2009 the Company adopted a Cash Flow Improvement and Capital Redeployment Plan (“the Plan”), which included closing 24 stores.

Share-Based Compensation

Share-based compensation expense is estimated for equity awards at fair value at the grant date. The Company determines fair value of restricted stock awards based on the average of the high and low price of its common stock on the date awarded by the Board of Directors. The Company determines the fair value of stock option awards using a Black-Sholes option pricing model. The Black-Sholes option pricing model requires various highly judgmental assumptions including the expected dividend yield, stock price volatility, forfeitures and life of the award. If any of the assumptions used in the model change significantly, share-based compensation expense may differ materially in the future, from that recorded in the current period. For further discussion, see Note 15, “Share-Based Compensation,” below.

Earnings Per Share

Basic income per share is computed by dividing net income by the weighted-average number of shares outstanding, including restricted stock units, during each period presented. For the calculation of diluted net income per share, the basic weighted average number of shares is increased by the dilutive effect of stock options, determined using the treasury stock method.

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

Subsequent Events

Events subsequent to the Company’s fiscal year ended August 25, 2010 through the date of issuance are evaluated to determine if the nature and significance of the event warrants inclusion in the Company’s annual report.

Recently Adopted Accounting Pronouncements

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

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations” (“SFAS 141(R)”), which replaces SFAS No. 141. The Codification replaces SFAS 141(R) and SFAS 141 with ASC 805. ASC 805 requires assets and liabilities acquired in a business combination, contingent consideration, and certain acquired contingencies to be measured at their fair values as of the date of acquisition. ASC 805 also requires that acquisition-related costs and restructuring costs be recognized separately from the business combination. ASC 805 is effective for fiscal years beginning after December 15, 2008 and is effective for business combinations entered into beginning in fiscal year 2010 which the company applied to the Fuddruckers acquisition.

In April 2009, the FASB issued FSP FAS 141(R)-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination” (“FSP FAS 141(R)-1”). The Codification replaces FAS 141(R)-1 with ASC subtopic 805-10 (“ASC 805-10”). ASC 805-10, which became effective for business combinations having an acquisition date on or after January 1, 2009, requires an asset or liability arising from a contingency in a business combination to be recognized at fair value if fair value can be reasonably determined. If it cannot, the asset or liability must be recognized in accordance with FASB Statement No. 5, Accounting for Contingencies, and FASB Interpretation No. 14, Reasonable Estimation of the Amount of the Loss. The implementation of this guidance was applied to the Fuddruckers acquisition.

In December 2006, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Codification (“ASC”) Subtopic 820-10, an amendment to ASC 820, “Fair Value Measurements and Disclosures,” which clarifies the definition of fair value, describes methods used to appropriately measure fair value, and expands fair value disclosure requirements, but does not change existing guidance as to whether or not an instrument is carried at fair value. For financial assets and liabilities, ASC Subtopic 820-10 is effective for fiscal years beginning after November 15, 2007, which required that we adopt these provisions in fiscal 2009. For nonfinancial assets and liabilities, ASC Subtopic 820-10 is effective for fiscal years beginning after November 15, 2008, which required that we adopt these provisions in the first quarter of fiscal 2010. The adoption of ASC Subtopic 820-10 did not have a material impact on our financial statements.

Note 2.    Acquisition

Luby’s, Inc., through its subsidiary, LFR, purchased substantially all of the assets of Fuddruckers, Inc., Magic Brands, LLC and certain of their affiliates (collectively, “Fuddruckers”) on July 26, 2010 for $63.1 million in cash. LFR assumed $4.3 million of Fuddruckers’ obligations, real estate leases and contracts. The Company funded the purchase with cash and an expansion of its credit facility.

The Company believes the acquisition of substantially all of the assets of Fuddruckers will produce significant benefits. The acquisition should increase the Company’s market presence and opportunities for growth in sales, earnings and shareholder returns. The acquired franchised business model should generate more stable revenue and reduce volatility of cash flow over time. The acquisition provides a complementary growth vehicle in the casual segment of the restaurant industry. The Company believes these factors support the amount of goodwill recorded as a result of the purchase price paid for Fuddruckers’ intangible and tangible assets, net of liabilities assumed. The total amount of goodwill recorded is expected to be deductible for income tax purposes.

The Company has accounted for the Fuddruckers’ acquisition using the acquisition method and accordingly the results of operations related to this acquisition have been included in the consolidated results of the Company since the acquisition date. The Company incurred $1.2 million in acquisition costs which were expensed as incurred and classified as general and administrative expenses on the consolidated statements of earnings.

The allocation of the purchase price for the acquisition required extensive use of accounting estimates and judgments to allocate the purchase price to tangible and intangible assets acquired and liabilities assumed based on respective fair values. The purchase price for the Company’s acquisition of substantially all of the assets of Fuddruckers and the assumption of certain liabilities is based on preliminary estimates of fair values at the acquisition date. Such valuations require significant estimates and assumptions. The Company believes the fair values assigned to the assets acquired and liabilities assumed are based on reasonable assumptions. The fair value estimates for the purchase price allocation for the Company’s acquisition are pending contingencies associated with one location and may change if additional information becomes available.

The following table summarizes the estimated fair values of net assets acquired and liabilities assumed, in thousands:

Property and equipment	$35,522
Trade name	13,300
Franchise agreements	16,100
Accounts receivable	599
Inventories	477
Cash and cash equivalents	130
Other current assets	163
Other intangible assets	50
Goodwill	195
Favorable leases	780
Unfavorable lease liability	(2,900)
Unredeemed gift card liability	(640)
Personal property and real estate tax liability	(712)

Net cash paid for acquisition	$63,064

The purchase price allocation is preliminary. The Company’s fair value estimates for the purchase price allocation may change during the allowable allocation period, which is up to one year from the acquisition date, if additional information becomes available.

The trade name primarily relates to Fuddruckers which the Company believes has an expected life of 21 years based on the expected use of its assets and the restaurant environment which it is being used and will be amortized. The trade name represents a respected brand with positive customer loyalty; the Company intends to cultivate and protect the use of the trade name. The fair value of the franchise agreements, after considering renewal periods, has an estimated useful life of 21 years and will be amortized over their specific useful lives. The Company recorded $0.1 million of amortization expense post acquisition in fiscal year 2010, which is classified as Depreciation and Amortization Expense on the accompanying consolidated statement of operations and expects to record $1.4 million in expense each fiscal year over the next 5 fiscal years.

A portion of the acquired lease portfolio contained favorable and unfavorable leases. Acquired lease terms were compared to current market lease terms. The fair value of the favorable leases totaled $0.78 million and is recorded in other assets and, after considering renewal periods, has an estimated weighted average life of approximately 6.3 years. The fair value of the unfavorable leases totaled $2.9 million and is recorded in other liabilities and, after considering renewal periods, has an estimated weighted average life of approximately 7.5 years. The fair value of both favorable and unfavorable leases is amortized to rent expense on a straight line basis over the lives of the related leases.

The following unaudited pro forma information assumes the Fuddruckers acquisition occurred as of the beginning of the fiscal year ended August 26, 2009. The unaudited pro forma data is presented for informational purposes only and does not purport to be indicative of the results of future operations of the Company or of the results that would have actually been attained had the acquisition taken place at the beginning of the fiscal year ended August 26, 2009.

	Fiscal Year Ended
	August 25, 2010	August 26, 2009
	(364 days) (Unaudited)	(364 days) (Unaudited)
	(In thousands)
Pro forma total sales	$326,048	$341,727
Pro forma income (loss) from continuing operations	2,242	(7,946)
Pro forma net income (loss)	11	(20,256)

Pro forma income (loss) from continuing operations per share
Basic	0.08	(0.28)
Diluted	0.08	(0.28)

Pro forma net income (loss) per share
Basic	—	(0.72)
Diluted	—	(0.72)

Note 3.    Fair Value Measurement

GAAP establishes a framework for using fair value to measure assets and liabilities, and expands disclosure about fair value measurements. Fair value measurements guidance applies whenever other statements require or permit asset or liabilities to be measured at fair value.

GAAP establishes a three-tier fair value hierarchy, which prioritizes the inputs used to measure fair value. These tiers include:

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

The assets measured at fair value on a recurring basis were as follows:

	Fair Value Measurement Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
		(In thousands)
Auction rate securities investments:
Balance at August 27, 2008	$—	$—	$8,525
Purchase of long-term investments	—	—	—
Sale of long-term investments	—	—	—
Calls or redemptions at par value as scheduled by issuer	—	—	(625)
Total gains or losses (realized and unrealized):
Included in net income (loss)	—	—	(997)

Balance at August 26, 2009	—	—	6,903
Purchase of long-term investments		—	—
Sale of long-term investments	—	—	(8,489)
Calls or redemptions at par value as scheduled by issuer	—	—	(50)
Total unrealized gains or losses recorded in other comprehensive income on the balance sheet		—	—
Total gains or losses (realized and unrealized):
Included in net income (loss)	—	—	1,636

Balance at August 25, 2010	$—	$—	$—

Non-recurring fair value measurements related to impaired property and equipment consisted of the following:

	Year Ended August 25, 2010	Fair Value Measurement Using			Total Impairments
		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Long-lived assets held for sale	$600	$—	$—	$600	$(282)
Long-lived assets related to discontinued operations	2,881	—	—	2,881	(369)

					$(651)

Note 4.    Investments

As a result of the “other-than-temporary” decline in the fair value of the Company’s auction rate securities investments, the Company recorded a realized holding loss of approximately $1.0 million during the fiscal year ended August 26, 2009 and realized a $1.6 million gain during the fiscal year ended August 25, 2010 as a result of the Company’s sale of these securities at par value. The recovery of previous recognized losses, in the amount of $2.1 million was recognized when the sale of the securities was settled in the quarter ended August 25, 2010.

The continued illiquidity in the auction rate market affected the fair market value of the Company’s auction rate securities because the auctions continued to fail. Therefore, in the absence of an active market, the Company estimated the fair value of these investments using price submissions from financial consultants specializing in valuing these types of securities. These valuations considered, among other things, the collateralization underlying the security, the creditworthiness of the counterparty, the timing of the expected future cash flows, the interest rate of the Company’s investments compared to similar investments, the current illiquidity of the investments, and the estimated next successful auction of the security.

Investments include available-for-sale securities which are reported at fair value with unrealized gains and losses excluded from earnings and reported in shareholders’ equity unless such losses are considered “other-than-temporary”. The Company recorded $8.7 million, par value ($6.9 million, fair value), as of August 26, 2009 in auction rate municipal bonds as long-term investments. Adjustments to fair value were recorded in fiscal years 2009 and 2010 based on the continued illiquidity of the auction rate securities market and a valuation of the securities.

The auction rate securities market, which directly affects the Company, continued to be inactive and auctions continued to fail. Therefore, the Company estimated the fair value of its auction rate securities using pricing valuation models and methodologies from financial consultants specializing in the securities. Based on these valuation models and methodologies and the possible long-term illiquidity of the markets, the Company has recognized “other-than-temporary” impairments. See Note 3, “Fair Value Measurement.”

The auction rate municipal securities are long-term debt obligations that are secured by certain revenue streams (airport, sewer, hospital, etc.). These auction rate securities have insurance policies guaranteeing each of the bonds payment of principal and accrued interest, as scheduled, if the issuer is unable to service the debt and have been issued ratings ranging from A2 – Aaa (Moody’s) and AA – AAA (Standard and Poor’s). The bonds have experienced this disparity in credit ratings because of the insurance company’s revised credit ratings issued by Moody’s and Standard and Poor’s. At each of the resets between February 12, 2008 through the dates held, the Company received all accrued interest due.

In October 2008, the Company had sought relief from the illiquid investments by filing for arbitration against its broker with Financial Industry Regulatory Authority (FINRA) Dispute Resolution, Inc. and submitting a statement of claim for the par value of the auction rate securities. The arbitration hearing took place in April 2010, and a final award was announced on May 21, 2010 in favor of the Company whereby the broker was ordered to purchase the auction rate securities at par value. In June 2010, the Company received $7.1 million from the sale of the securities to the broker at par including interest.

In fiscal year 2009, the Company received par value of $625,000 plus accrued interest on the bonds upon scheduled principal redemptions. In fiscal year ended August 25, 2010, the Company sold one auction rate municipal bond with a par value of $1.6 million ($1.3 million book value) at a 12% discount and received $1.4 million including accrued interest; received par value of $50,000 plus accrued interest from a scheduled principal redemption; and received $7.1 million from the sale of the securities to the broker for a total return of par value to the Company of $8.5 million.

Note 5.    Hurricane Ike

Hurricane Ike struck southeast Texas in September 2008 causing massive power outages and inflicting wide-spread damage in the greater Houston area. Over 40 Luby’s locations in the Houston area were closed over varying lengths of time due to the storm. Restaurant sales were negatively impacted by approximately 273 days in the aggregate when some locations were unable to open due to storm damage or loss of power. The Company incurred approximately $1.5 million in lost sales from these store closures. During the fiscal year ended August 26, 2009, the Company incurred direct costs of $1.5 million for damages, auxiliary power, food loss and other miscellaneous costs. The Company received insurance proceeds of approximately $1.1 million related to property damage claims arising due to the hurricane of which $0.6 million recognized in fiscal year 2009 and $0.5 million recognized in fiscal year 2010 as a reduction in other operating expenses.

Note 6.    Trade Receivables and Other

Trade and other receivables, net, consist of the following:

	August 25, 2010	August 26, 2009
	(In thousands)
Trade and other receivables	$1,224	$1,051
Franchise royalties and marketing and advertising receivables	708	—
Trade receivables, unbilled	495	627
Allowance for doubtful accounts	(214)	(209)

Total, net	$2,213	$1,469

The Company does not have a concentration of credit risk in total trade and other receivables, net. Culinary contract services receivable balance at August 25, 2010 was $1.3 million, primarily the result of five contracts with balances of $0.1 million to $0.5 million per contract entity. Contract payment terms for its culinary contract service customers’ receivables are due within 30 to 45 days. However, one culinary contract client’s receivable was 420 days outstanding and its delinquent balance was approximately $0.1 million at August 25, 2010 and was sufficiently reserved at August 26, 2009. All other culinary contract services customers were within their payment terms at August 25, 2010.

The Company, as a result of its acquisition of substantially all of the assets of Fuddruckers, recorded receivables related to Franchise royalty and marketing and advertising payments from the franchises, as required by their franchise agreements. Franchise royalty and marketing and advertising fund receivables balance at August 25, 2010 was $0.1 million. At August 25, 2010, the Company had 130 operating franchise restaurants with no concentration of accounts receivable.

The change in allowances for doubtful accounts for each of the years in the three-year periods ended as of the dates below is as follows:

	Year Ended
	August 25, 2010	August 26, 2009	August 27, 2008
	(In thousands)
Beginning balance	$209	$71	$73
Provisions for doubtful accounts	34	142	15
Write-offs	(29)	(4)	(17)

Ending balance	$214	$209	$71

Note 7.    Income Taxes

The following table details the categories of total income tax assets and liabilities resulting from the cumulative tax effects of temporary differences:

	August 25, 2010	August 26, 2009
	(In thousands)
Deferred income tax assets:
Workers’ compensation, employee injury, and general liability claims	$245	$479
Deferred compensation	291	80
Net operating losses	5,900	5,044
General business credits and AMT credit	4,191	3,197
Depreciation, amortization and impairments	1,111	995
Straight-line rent, dining cards, accruals, and other	2,747	1,957

Subtotal	14,485	11,752
Valuation allowance	(3,118)	(5,078)

Total deferred income tax assets	11,367	6,674
Deferred income tax liabilities:
Property taxes and other	709	688

Total deferred income tax liabilities	709	688

Net deferred income tax asset	$10,658	$5,986

An analysis of the provision for income taxes for continuing operations is as follows:

	August 25, 2010	August 26, 2009	August 27, 2008
	(In thousands)
Current income tax expense (benefit)	$488	$447	$608
Deferred income tax expense (benefit)	(3,586)	15	(3,782)

Total income tax expense (benefit)	$(3,098)	$462	$(3,174)

Relative only to continuing operations, the reconciliation of the expense (benefit) for income taxes to the expected income tax expense (benefit), computed using the statutory tax rate, was as follows:

	Year Ended
	August 25, 2010		August 26, 2009		August 27, 2008
	Amount	%	Amount	%	Amount	%
	(In thousands and as a percent of pretax income from continuing operations)
Income tax expense (benefit) from continuing operations at the federal rate	$(1,278)	(34.0)%	$(4,640)	(34.0)%	$43	34.0%
Permanent and other differences:
Federal jobs tax credits (wage deductions)	298	7.9	285	2.1	303	238.9
Other permanent differences	351	9.3	287	2.1	55	43.0
State income tax, net of federal benefit	275	7.3	297	2.2	398	313.9
General Business Tax Credits	(878)	(23.3)	(838)	(6.1)	(890)	(702.6)
Stock option exercise and restricted stock	—	—	—	—	1,546	1220.4
Reversal of contingent liability	—	—	—	—	(3,411)	(2691.0)
IRS Audit refund from fiscal years 1997 and 2000	—	—	—	—	(861)	(679.7)
Other	94	2.5	(7)	(0.1)	(357)	(281.9)
Change in valuation allowance	(1,960)	(52.1)	5,078	37.2	—	—

Income tax expense (benefit) from continuing operations	$(3,098)	(82.4)%	$462	3.4%	$(3,174)	(2505.0)%

For the fiscal year ended August 25, 2010, including both continuing and discontinued operations, the Company generated a federal tax net operating loss (“NOL”) of approximately $3 million. The NOL can be carried forward up to twenty years to reduce taxable income in the future. The NOL carryover will expire at the end of fiscal year 2030 if it is not utilized by then. The Company was not able to benefit from the current use of available general business tax credits. The unused general business tax credits of approximately $3.8 million can be carried over twenty years for possible utilization in the future. The carryover of the general business credits began in fiscal year 2006 and will begin to expire at the end of fiscal year 2026 through the end of fiscal year 2030 if they are not utilized by then. In addition, approximately $373,000 of credits related to payment of the Alternative Minimum Tax (“AMT”) in prior years were not utilized and will be carried over without expiration to future years to reduce taxes payable if regular income tax exceeds future AMT. There were no income tax payments made during fiscal year 2010.

For the fiscal year ended August 26, 2009, including both continuing and discontinued operations, the Company generated a NOL of approximately $11.9 million. The NOL can be carried forward up to twenty years to reduce taxable income in the future. The NOL carryover will expire at the end of fiscal year 2029 if it is not utilized by then. The Company was not able to benefit from the current use of available general business tax credits. The unused general business tax credits of approximately $2.8 million can be carried over twenty years for possible utilization in the future. The carryover of the general business credits began in fiscal year 2006 and will begin to expire at the end of fiscal year 2026 through the end of fiscal year 2029 if they are not utilized by then. In addition, approximately $373,000 of credits related to payment of the AMT in prior years were not utilized and will be carried over without expiration to future years to reduce taxes payable if regular income tax exceeds future AMT. There were no income tax payments made during fiscal year 2009.

For the fiscal year ended August 27, 2008, including both continuing and discontinued operations, the Company estimated gross federal taxable income of approximately $1.0 million. However, the Company elected to take bonus depreciation, which resulted in a tax operating loss of approximately $2.4 million. During fiscal year 2008, federal income tax payments totaling $1.6 million were made. Of the total payments, $1.4 million was related to fiscal year 2008 and the remainder related to the prior year. Based on the actual income tax return filed for fiscal year 2008, the Company received a refund of $1.4 million in fiscal year 2009.

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

The Company has recently been notified that the IRS will review the federal income tax return filed for fiscal year 2008. The details and scope of the planned review are not known at this time. The federal income tax return for fiscal year 2003 is the most recent tax return audited. As described above, the audit of fiscal year 2003 is complete.

In fiscal year 2009, the Company operated in five states and was subject to state and local income taxes in addition to federal income taxes. The Company is not currently under review by any state agency for any open period. With the acquisition of Fuddruckers restaurants at the end of fiscal year 2010, the Company will have income tax filing requirements in additional states.

The Company had deferred tax assets at August 25, 2010 of approximately $14.5 million. Management has evaluated both positive and negative evidence, including its forecasts of the Company’s future taxable income adjusted by varying probability factors, in making a determination as to whether it is more likely than not that all or some portion of the deferred tax asset will be realized. Based on its analysis, management concluded a valuation allowance of approximately $3.1 million and $5.1 million was necessary as of the end of fiscal year 2010 and 2009, respectively. The valuation allowance partially offsets the Company’s net operating loss (“NOL”) carryovers to future years and the Company’s carryover of general business tax credits. The reduction of the valuation allowance in fiscal year 2010 is reported as part of the tax benefit included in Income/(loss) from continuing operations for the year.

Two of the most significant items included in deferred tax assets are net operating loss carryovers and general business tax credits. Both of these items may be carried over up to twenty years in the future for possible utilization in the future. The carryover of the NOLs began in fiscal year 2008 and will begin to expire at the end of fiscal year 2028 through the end of fiscal year 2030 if not utilized by then. The carryover of the general business credits began in fiscal year 2006 and will begin to expire at the end of fiscal year 2026 through the end of fiscal year 2030 if not utilized by then.

Effective August 30, 2007, the Company adopted accounting guidance for uncertain tax positions and recognized an increase of approximately $0.5 million to the Company’s tax reserves for uncertain positions, which was accounted for as a reduction to retained earnings on August 30, 2007. At this time, the Company does not anticipate material changes to the accrual in fiscal year 2011.

The following table is a reconciliation of the total amounts of unrecognized tax benefits at the beginning and end of fiscal years 2008, 2009 and 2010 (in thousands):

Balance at August 30, 2007	$494
Increase (decrease) based on prior year tax positions	(419)

Balance at August 27, 2008	75
Increase (decrease) based on prior year tax positions	—
Interest Expense	3

Balance at August 26, 2009	78
Increase (decrease) based on prior year tax positions	—
Interest Expense	4

Balance as of August 25, 2010	$82

The unrecognized tax benefits would favorably affect the Company’s effective tax rate in future periods if they are recognized. The estimate of interest and penalties associated with unrecognized benefits is immaterial for fiscal years 2010, 2009, and 2008. The Company has not included interest or penalties related to income tax matters as part of tax expense.

Management believes that adequate provisions for income taxes have been reflected in the financial statements and is not aware of any significant exposure items that have not been reflected in the financial statements. Amounts considered probable of settlement within one year have been included in the accrued expenses and other liabilities in the accompanying consolidated balance sheet.

Note 8.    Property and Equipment

The cost, net of impairments, and accumulated depreciation of property and equipment at August 25, 2010 and August 26, 2009, together with the related estimated useful lives used in computing depreciation and amortization, were as follows:

	August 25, 2010	August 26, 2009	Estimated Useful Lives
	(In thousands)
Land	$55,468	$41,088	—
Restaurant equipment and furnishings	100,118	93,915	3 to 15 years
Buildings	164,421	153,293	20 to 33 years
Leasehold and leasehold improvements	27,516	22,749	Lesser of lease term or estimated useful life
Office furniture and equipment	6,322	6,419	3 to 10 years
Construction in progress	336	425	—

	354,181	317,889
Less accumulated depreciation and amortization	(182,141)	(169,203)

Property and equipment, net	$172,040	$148,686

Note 9.    Current Accrued Expenses and Other Liabilities

The following table sets forth current accrued expenses and other liabilities as of August 25, 2010 and August 26, 2009:

	August 25, 2010	August 26, 2009
	(In thousands)
Salaries, compensated absences, incentives, and bonuses	$5,159	$4,688
Operating expenses	1,013	904
Unredeemed gift cards and certificates	3,243	2,729
Taxes, other than income	4,588	3,262
Accrued claims and insurance	1,171	1,460
Income taxes, legal and other	3,833	1,726

Total	$19,007	$14,769

Note 10.    Other Long-Term Liabilities

The following table sets forth other long-term liabilities as of August 25, 2010 and August 26, 2009:

	August 25, 2010	August 26, 2009
	(In thousands)
Workers’ compensation and general liability insurance reserve	$643	$885
Deferred rent and unfavorable leases	5,186	2,324
Deferred compensation	185	205
Other	83	109

Total	$6,097	$3,523

Note 11.    Debt

Second Amendment to 2009 Revolving Credit Facility

On July 26, 2010, the Company amended the New Credit Facility (the “Amended New Credit Facility”) in conjunction with our purchase of Fuddruckers, which amends and restates the 2009 Revolving Credit Facility, as amended, and reflects the following changes to the Amended Facility (as defined below):

•	Increased the aggregate amount of the lenders’ commitments from $20.0 million to $53.0 million.

•	Changed the maturity date to September 1, 2011.

•	Required additional security interest in substantially all company real estate and other Company assets.

•

Increased interest rate margins from a range of 2.75% to 3.50%, subject to an interest rate floor of 4.00%, to a range of 2.75% to 4.50%, subject to a 4.00% interest rate floor. The applicable spread continues to be dependent upon the ratio of our debt to EBITDA at the most recent determination date, as defined in the credit agreement, as amended.

•	Modified certain financial covenants for the fiscal year 2010 and 2011, including the addition of minimum fiscal year 2010 and 2011 quarterly EBITDA requirements.

•	Required reductions of the aggregate amount of bank’s commitments at certain intervals through the fiscal year of 2011.

•	Approximately $0.7 million in related fees and expenses were incurred associated with the closing of the Amended New Credit Facility.

•

Conditioned on the establishment of a funded cash collateral account held at each bank, personally and individually, by the CEO and COO in an amount equal to a portion of the increased aggregate commitments of the lender’s and the simultaneous closing of the purchase of Fuddruckers in accordance with the Fuddruckers Purchase Agreement, among other customary conditions.

•	As of August 25, 2010, the Company was in compliance with all covenants.

•	As of August 25, 2010, the Company’s availability under the amended credit facility was $9.9 million.

•	As of August 25, 2010, the Company had a total of $1.6 million in insured letters of credit outstanding.

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

•

We incurred approximately $0.4 million in related fees and expenses to be incurred associated with the closing of the New Credit Facility. Management recognized $54,000 in unamortized pre-paid financing fees outstanding in fiscal year 2010 as a result of the reduction in the facility size and maturity.

•

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

•

The Amended Facility contains customary covenants and restrictions on the Company’s ability to engage in certain activities, asset sales, letters of credit, and acquisitions, and contains customary events of default. As of August 25, 2010, the Company was in compliance with all covenants.

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

Interest Expense

Total interest expense incurred for fiscal years 2010, 2009 and 2008 was $0.6 million, $0.4 million and $0.2 million, respectively. Interest paid was approximately $0.1 million, $0.2 million and $0.1 million in fiscal years 2010, 2009 and 2008, respectively. No interest expense was allocated to discontinued operations in fiscal years 2010, 2009 or 2008. No interest was capitalized on properties in fiscal years 2010, 2009 or 2008.

Note 12.    Impairment of Long-Lived Assets, Store Closings and Discontinued Operations

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

The Company recognized the following impairment charges (credits) to income from operations:

	Year Ended
	August 25, 2010	August 26, 2009	August 27, 2008
	(In thousands, except per share data)
Provision for asset impairments	$282	$6,667	$1,829
Net loss (gain) on disposition of property and equipment	(920)	(916)	(33)

	$(638)	$5,751	$1,796

Effect on EPS:
Basic	$(0.02)	$(0.20)	$(0.06)
Assuming dilution	$(0.02)	$(0.20)	$(0.06)

The $0.3 million charge in fiscal year 2010 is related to an impairment of a closed restaurant held for sale. The $0.9 million gain is related to two property transactions during fiscal year 2010 included in income from operations.

The $6.7 million impairment charges taken in the fiscal year ended August 26, 2009, includes a fourth quarter, pre-tax impairment charge of $6.4 million related to properties the Company plans to continue operating as restaurants or leased properties. Impairment charges and results of operations will be reclassified to discontinued operations in the fiscal quarter when an operating store closes.

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

Assets related to discontinued operations include food inventory, prepaid expenses, deferred tax assets, unimproved land, closed restaurant properties and related equipment for locations classified as discontinued operations. The following table sets forth the assets and liabilities for all discontinued operations:

	August 25, 2010	August 26, 2009
	(in thousands)
Trade accounts and other receivable, net	$—	$10
Food and supply inventories	—	196
Prepaid expenses	78	149

Assets related to discontinued operations—current	$78	$355

Property and equipment	$17,692	$22,499
Deferred income taxes	717	859
Other assets	10	10

Assets related to discontinued operations—non-current	$18,419	$23,368

Accounts payable	$—	$1,120
Deferred income taxes	162	147
Accrued expenses and other liabilities	762	916

Liabilities related to discontinued operations—current	$924	$2,183

Other liabilities	$940	$382

Liabilities related to discontinued operations—non-current	$940	$382

In conjunction with the Plan adoption, the Company recorded in the fourth quarter of fiscal year 2009 a non-cash, pre-tax impairment charge of $19.0 million. Of the total impairment charge, $13.1 million related to locations closed immediately after the adoption of the Plan, $4.4 million related to stores that have not been closed, $0.9 million related to stores previously closed and $0.6 million related to unimproved properties that will be sold.

No further impairments were recognized in the first, second or third quarters of fiscal year 2010. However, in the fourth quarter of fiscal year 2010, two properties were further impaired by a total of $369,000.

In the first quarter of fiscal year 2010, the Company sold two closed properties and recognized a gain of $1.2 million. An additional property was sold in the second quarter of fiscal year 2010 resulting in a recognized a gain of $0.4 million. No discontinued locations were sold in the third quarter of fiscal year 2010. One property was sold in the fourth quarter of fiscal year 2010 resulting in no gain or loss.

During the third quarter of fiscal year 2010, the Company entered into a lease agreement with an independent third-party tenant for one of its closed locations. No gain or loss was recognized as part of the transaction; however, the property will no longer be included in discontinued operations.

During the fourth quarter of fiscal year 2010, the Company entered into two different lease agreements with independent third-party tenants for two of its closed locations. No gains or losses were recognized as part of the transactions; however, the properties will no longer be included in discontinued operations.

As of August 25, 2010, the Company had 23 properties classified as discontinued operations assets. As of August 25, 2010, the asset carrying value of the owned properties is $17.7 million and is included in assets related to discontinued operations. The asset carrying values of the ground leases and in-line leases have previously been impaired to zero.

The Company is actively marketing these properties for lease or sale and the Company’s results of discontinued operations will be affected by the disposal of properties related to discontinued operations to the extent proceeds from the sales exceed or are less than net book value.

The following table sets forth the sales and pretax losses reported for all discontinued locations:

	Year Ended
	August 25, 2010	August 26, 2009	August 27, 2008
	(In thousands, except locations)
Sales	$3,145	$32,439	$37,094
Pretax losses	$(3,425)	$(18,662)	$(1,572)
Income tax benefit on discontinued operations	$1,194	$6,353	$537
Net loss on discontinued operations	$(2,231)	$(12,309)	$(1,035)
Discontinued locations closed during the period	22	1	0

During fiscal year 2010, the Company expensed $0.7 million for lease exit costs and future rental costs related to closed locations. The Company incurred $0.7 million in employee settlement costs in fiscal year 2010 but incurred no settlement costs in fiscal years 2009 or 2008.

The following table summarizes discontinued operations for fiscal years 2010, 2009 and 2008:

	Year Ended
	August 25, 2010	August 26, 2009	August 27, 2008
	(In thousands, except per share data)
Impairments	$(369)	$(12,594)	$—
Gains	1,594	—	—

Net impairments	1,225	(12,594)	—
Other	(3,456)	285	(1,035)

Discontinued operations, net of taxes	$(2,231)	$(12,309)	$(1,035)

Effect on EPS from discontinued operations—decrease—basic	$(0.08)	$(0.44)	$(0.04)

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

Property Held for Sale

The Company periodically reviews long-lived assets against its plans to retain or ultimately dispose of properties. If the Company decides to dispose of a property, it will be moved to property held for sale and actively marketed. The Company analyzes market conditions each reporting period and records additional impairments due to declines in market values of like assets. The fair value of the property is determined by observable inputs such as appraisals and prices of comparable properties in active markets for assets like the Company’s. Gains are not recognized until the properties are sold.

Property held for sale includes unimproved land, closed restaurant properties and related equipment for locations not classified as discontinued operations. The specific assets are valued at the lower of net depreciable value or net realizable value.

At August 25, 2010, the Company had a total of three owned properties and one ground lease recorded at approximately $1.8 million in property held for sale. The Company is actively marketing the locations currently classified as property held for sale.

At August 26, 2009, the Company had a total of four owned properties and four ground leases recorded at approximately $3.9 million in property held for sale. The Company is actively marketing the locations currently classified as property held for sale.

The Company’s results of continuing operations will be affected to the extent proceeds from sales exceed or are less than net book value.

A rollforward of property held for sale for fiscal years 2010 and 2009 is provided below (in thousands):

Balance as of August 27, 2008	$5,282
Net transfers to property held for sale	1,804
Disposals	(2,099)
Net impairment charges	(1,129)

Balance as of August 26, 2009	3,858
Disposals	(1,780)
Net impairment charges	(250)

Balance as of August 25, 2010	$1,828

Note 13.    Commitments and Contingencies

Off-Balance Sheet Arrangements

The Company has no off-balance sheet arrangements.

Pending Claims

Certain current and former hourly restaurant employees filed a lawsuit against the Company in the U.S. District Court for the Southern District of Texas alleging violations of the Fair Labor Standards Act with respect to the inclusion of certain employees in a tip pool. The lawsuit seeks back wages, penalties and attorney’s fees and was conditionally certified as a collective action in October 2008. On October 22, 2010, the Company agreed to a settlement amount, subject to future court approval. A $1.6 million accrual for the related settlement amount was recognized in general and administrative expenses in the fourth quarter fiscal year 2010.

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

Construction Activity

From time to time, the Company enters into non-cancelable contracts for the construction of its new restaurants. This construction activity exposes the Company to the risks inherent in new construction including but not limited to rising material prices, labor shortages, delays in getting required permits and inspections, adverse weather conditions, and injuries sustained by workers. The Company has no non-cancelable contracts as of August 25, 2010.

Note 14.    Operating Leases

The Company conducts part of its operations from facilities that are leased under non-cancelable lease agreements. Approximately 90% of the leases contain renewal options ranging from one to thirty years.

A majority of the leases include periodic escalation clauses. Accordingly, the Company follows the straight-line rent method of recognizing lease rental expense.

As of fiscal year 2010, the Company has entered into noncancelable operating lease agreements for certain office equipment with terms ranging from 36 to 72 months.

Annual future minimum lease payments under noncancelable operating leases with terms in excess of one year as of August 25, 2010 are as follows:

Year Ending:	(In thousands)
August 31, 2011	$11,589
August 29, 2012	11,166
August 28, 2013	10,153
August 27, 2014	9,446
August 26, 2015	8,053
Thereafter	27,381

Total minimum lease payments	$77,788

Most of the leases are for periods of fifteen to thirty years and some leases provide for contingent rentals based on sales in excess of a base amount.

Total rent expense for operating leases for the last three fiscal years was as follows:

	Year Ended
	August 25, 2010	August 26, 2009	August 27, 2008
	(In thousands, except percentages)
Minimum rent-facilities	$4,911	$4,059	$3,846
Contingent rentals	88	112	190
Minimum rent-equipment	850	1,038	1,112

Total rent expense (including amounts in discontinued operations)	$5,849	$5,209	$5,148

Percent of sales	2.4%	2.0%	1.8%

See Note 16, “Related Parties,” for lease payments associated with related parties.

Note 15.    Share-Based Compensation

Stock Options

The Company has an Executive Stock Option Plan and Incentive Stock Plans for officers and employees, (collectively “Employee Stock Plans”), and a Non-employee Director Stock Option Plan for non-employee directors. These plans authorize the granting of stock options, restricted stock, and other types of awards consistent with the purpose of the plans. All options granted pursuant to the Executive Stock Option Plan have either been exercised or cancelled and the Company does not plan to grant any new options under this plan. Approximately 2.8 million shares were authorized for issuance under the Company’s plans as of August 25, 2010, of which approximately 1.0 million shares were available for future issuance. Stock options granted under the Employee Stock Plans and the Non-employee Director Stock Option Plan have an exercise price equal to the market price of the Company’s common stock at the date of grant.

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

The Company has adjusted the mix of employee long-term incentive compensation by reducing stock options awarded and increasing certain cash-based compensation and other equity based awards. Compensation cost for share-based payment arrangements recognized in general and administrative expenses for fiscal years 2010, 2009 and 2008 was approximately $0.9 million, $1.1 million and $0.9 million for stock options and $0.1 million, $0.2 million and $0.3 million for restricted stock, respectively.

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

•

The Company estimated volatility using its historical share price performance over the expected life of the option. Management believes the historical estimated volatility is materially indicative of expectations about expected future volatility.

•	The Company uses the simplified method to estimate expected lives for options granted during the period.

•	The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant for the expected term of the option.

•	The expected dividend yield is based on the Company’s current dividend yield and the best estimate of projected dividend yield for future periods within the expected life of the option.

	Year Ended
	August 25, 2010	August 26, 2009	August 27, 2008
Dividend yield	—%	—%	—%
Volatility	59.01%	56.23%	53.67%
Risk-free interest rate	2.16%	1.60%	3.79%
Expected life (in years)	4.25	4.25	4.25

A summary of the Company’s stock option activity for the three years ended August 25, 2010, August 26, 2009 and August 27, 2008 is presented in the following table:

	Shares Under Fixed Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
			(Years)	(In thousands)
Outstanding at August 29, 2007	2,917,477	$6.25	3.76	$14,756
Granted	87,095	11.10
Exercised	(2,252,100)	4.99
Forfeited/Expired	(63,218)	8.70

Outstanding at August 27, 2008	689,254	$10.73	3.90	$145
Granted	363,010	5.27
Exercised	—
Forfeited/Expired	(26,813)	11.60

Outstanding at August 26, 2009	1,025,451	$8.77	4.58	$43
Granted	306,750	3.44
Exercised	—	—
Forfeited/Expired	(4,000)	10.81

Outstanding at August 25, 2010	1,328,201	$7.54	4.45	$543

Exercisable at August 25, 2010	639,071	$9.92	2.56	$56

The weighted-average grant-date fair value of options granted during fiscal years 2010, 2009 and 2008 was $1.66, $2.41 and $5.18 per share, respectively. The intrinsic value for stock options is defined as the difference between the current market value and the grant price. No options were exercised in fiscal years 2010 or 2009. The total intrinsic value of options exercised during fiscal year 2008 was approximately $11.5 million.

During fiscal years 2010, 2009 and 2008, cash received from options exercised was approximately zero, zero and $11.2 million, respectively, and the calculated but unrecognized tax benefit for the tax deductions from share-based compensation totaled approximately $90,000, zero and $16,000, respectively.

At August 25, 2010 and August 26, 2009, the number of incentive stock option shares available to be granted under the plans was 1,002,363 and 1,345,840 shares, respectively.

Restricted Stock

Restricted stock grants consist of the Company’s common stock and generally vest after three years, with the exception of grants under the Non-employee Director Stock Option Plan, which vest when granted because they are granted in lieu of a cash payment. All restricted stock grants are cliff-vested. Restricted stock awards are valued at the closing market price of the Company’s common stock at the date of grant.

A summary of the Company’s restricted stock activity during fiscal years is presented in the following table:

	Restricted Stock Units	Weighted Average Fair Value	Weighted-Average Remaining Contractual Term
		(Per share)	(In years)
Unvested at August 29, 2007	40,468	$11.05	1.64
Granted	91,034	9.12	1.65
Vested	(27,616)	8.13	—
Forfeited	(8,696)	11.10	1.43

Unvested at August 27, 2008	95,190	10.04	1.79
Granted	41,347	5.03	—
Vested	(55,287)	6.87	—
Forfeited	(1,095)	11.10	1.22

Unvested at August 26, 2009	80,155	9.62	1.06
Granted	16,000	3.46	—
Vested	(26,889)	7.67	—
Forfeited	(10)	9.62	—

Unvested at August 25, 2010	69,256	$8.31	0.76

At August 25, 2010, August 26, 2009 and August 27, 2008, there was approximately $1.2 million, $1.8 million and $2.2 million, respectively, of total unrecognized compensation cost related to unvested share-based compensation arrangements that is expected to be recognized over a weighted-average period of 2.38, 2.25 and 2.05 years, respectively.

Supplemental Executive Retirement Plan

The Company has a Supplemental Executive Retirement Plan (“SERP”) designed to provide benefits for selected officers at normal retirement age with 25 years of service equal to 50% of their final average compensation offset by Social Security, profit sharing benefits, and deferred compensation. None of the Company’s executive officers participates in the Supplemental Executive Retirement Plan. Some of the officers designated to participate in the plan have retired and are receiving benefits under the plan. Accrued benefits of all actively employed participants become fully vested upon termination of the plan or a change in control (as defined in the plan). The plan is unfunded and the Company is obligated to make benefit payments solely on a current disbursement basis. On December 6, 2005, the Board of Directors voted to amend the SERP and suspend the further accrual of benefits and participation. As a result, a curtailment gain of approximately $88,000 was recognized. The net benefit recognized for the SERP for the years ended August 25, 2010, August 26, 2009 and

August 27, 2008 was zero, and the unfunded accrued liability included in “Other Liabilities” on the Company’s consolidated Balance Sheets as of August 25, 2010, August 26, 2009 was approximately $147,000 and $168,000, respectively.

Nonemployee Director Phantom Stock Plan

Under the Company’s Nonemployee Director Phantom Stock Plan (“Phantom Stock Plan”), nonemployee directors deferred portions of their retainer and meeting fees which, along with certain matching incentives, were credited to phantom stock accounts in the form of phantom shares priced at the market value of the Company’s common stock on the date of grant. Additionally, the phantom stock accounts were credited with dividends, if any, paid on the common stock represented by phantom shares. Authorized shares (100,000 shares) under the Phantom Stock Plan were fully depleted in early fiscal year 2003; since that time, no deferrals, incentives or dividends have been credited to phantom stock accounts. As participants cease to be directors, their phantom shares are converted into an equal number of shares of common stock and issued from the Company’s treasury stock. As of August 25, 2010, approximately 29,600 phantom shares remained unissued under the Phantom Stock Plan.

401(k) Plan

The Company has a voluntary 401(k) employee savings plan to provide substantially all employees of the Company an opportunity to accumulate personal funds for their retirement. The Company matches 25% of participants’ contributions made to the plan up to 6% of their salary up until September 2009 when the Company stopped the match. The net expense recognized in connection with the employer match feature of the voluntary 401(k) employee savings plan for the years ended August 25, 2010, August 26, 2009 and August 27, 2008, was $6,000, $90,000 and $87,000, respectively.

Note 16.    Related Parties

Affiliate Services

The Company’s Chief Executive Officer, Christopher J. Pappas, and Chief Operating Officer, Harris J. Pappas, own two restaurant entities (the “Pappas entities”) that may provide services to the Company and its subsidiaries, as detailed in the Master Sales Agreement dated December 9, 2005 among the Company and the Pappas entities.

Under the terms of the Master Sales Agreement, the Pappas entities continue to provide specialized (customized) equipment fabrication primarily for new construction and basic equipment maintenance, including stainless steel stoves, shelving, rolling carts, and chef tables. The total costs under the Master Sales Agreement of custom-fabricated and refurbished equipment in fiscal years 2010, 2009 and 2008 were approximately $33,000, $367,000 and $521,000, respectively. The decrease in fiscal year 2010 was primarily due to fewer restaurant openings in fiscal year 2010 than fiscal year 2009. Services provided under this agreement are subject to review and approval by the Finance and Audit Committee of the Company’s Board of Directors.

Operating Leases

The Company previously leased from the Pappas entities property used to accommodate the Company’s in-house repair and fabrication center, referred to as the Houston Service Center. The Company terminated this lease in August 2008. The Company paid approximately zero, zero, and $74,800, in fiscal years 2010, 2009 and 2008, respectively, pursuant to the terms of this lease. The Company leases a new property that combines both the offices of the Company’s Facility Services and Warehouse Operations, from an unrelated third party. The property is approximately 60,000 square feet.

The Company previously leased approximately 27,000 square feet of warehouse space from the Pappas entities to complement the Houston Service Center, at a monthly rate of approximately $0.21 per square foot. The Company paid approximately zero, zero, and $27,800, in fiscal years 2010, 2009 and 2008, respectively, pursuant to the terms of this lease. On February 29, 2008, the Company terminated this lease with the Pappas entities.

In the third quarter of fiscal year 2004, Messrs. Pappas became partners in a limited partnership which purchased a retail strip center in Houston, Texas. Messrs. Pappas collectively own a 50% limited partnership interest and a 50% general partnership interest in the limited partnership. A third party company manages the center. One of the Company’s restaurants has rented approximately 7% of the space in that center since July 1969. No changes were made to the Company’s lease terms as a result of the transfer of ownership of the center to the new partnership. The Company made payments of approximately $316,000, $339,000 and $276,000 in fiscal years 2010, 2009 and 2008, respectively, under the lease agreement which currently includes an annual base rate of $14.64 per square foot.

On November 22, 2006, the Company executed a new lease agreement with respect to this shopping center. Effective upon the Company’s relocation and occupancy into the new space in July 2008, the new lease agreement provides for a primary term of approximately 12 years with two subsequent five-year options and gives the landlord an option to buy out the tenant on or after the calendar year 2015 by paying the then unamortized cost of improvements to the tenant. The Company owed, under the lease, $20.00 per square foot plus maintenance, taxes, and insurance for the calendar year 2010. For calendar year 2011, the Company will pay $20.00 per square foot plus maintenance, taxes and insurance. Thereafter, the lease provides for reasonable increases in rent at set intervals. The new lease agreement was approved by the Finance and Audit Committee.

Affiliated rents paid for the Houston Service Center, the separate storage facility, and the Houston property leases combined represented 5.5%, 6.2% and 7.2% of total rents for continuing operations for fiscal years 2010, 2009 and 2008, respectively.

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

Christopher J. Pappas is a member of the Advisory Board of Amegy Bank, National Association, which is a lender and syndication agent under the Company’s 2009 Revolving Credit Facility.

Key Management Personnel

In November 2005, Christopher and Harris Pappas entered into new employment agreements that were subsequently amended in April 2009 to extend the termination date thereof to August 2011 and September 2010 to change the compensatory arrangements. Both continue to devote their primary time and business efforts to the Company while maintaining their roles at Pappas Restaurants, Inc.

On July 26, 2010, Christopher and Harris Pappas entered into a quarterly agreement with the Company’s lenders in conjunction with the expansion of the Company’s revolving credit facility under the terms of the second amendment to the credit agreement.

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

Paulette Gerukos, Vice President of Human Resources of the Company, is the sister-in-law of Harris J. Pappas, the Chief Operating Officer.

Note 17.    Common Stock

At August 25, 2010, the Company had 500,000 shares of common stock reserved for issuance upon the exercise of outstanding stock options.

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

Note 18.    Earnings Per Share

A reconciliation of the numerators and denominators of basic earnings per share and earnings per share assuming dilution is shown in the table below:

	Year Ended
	August 25, 2010	August 26, 2009	August 27, 2008
	(In thousands, except per share data)
Numerator:
Income (loss) from continuing operations	$(662)	$(14,109)	$3,300

Net income (loss)	$(2,893)	$(26,418)	$2,265

Denominator:
Denominator for basic earnings per share—weighted-average shares	28,129	28,084	27,908
Effect of potentially dilutive securities:
Employee and non-employee stock options	—	—	177

Denominator for earnings per share assuming dilution	28,129	28,084	28,085

Income from continuing operations:
Basic	$(0.02)	$(0.50)	$0.12
Assuming dilution (a)	$(0.02)	$(0.50)	$0.12

Net income per share:
Basic	$(0.10)	$(0.94)	$0.08
Assuming dilution (a)	$(0.10)	$(0.94)	$0.08

(a)

Potentially dilutive shares were not included in the computation of net income per share because to do so would have been antidilutive amounted to zero shares in fiscal year 2010, fiscal year 2009, and fiscal year 2008. Additionally, stock options with exercise prices exceeding current market prices that were excluded from the computation of net income per share amounted to 1,007,000 shares in fiscal year 2010, 909,000 shares in fiscal year 2009 and 538,000 shares in fiscal year 2008.

Note 19.    Quarterly Financial Information

The following tables summarize quarterly unaudited financial information for fiscal years 2010 and 2009.

	Quarter Ended (a)
	August 25, 2010	May 5, 2010	February 10, 2010	November 18, 2009
	(112 days)	(84 days)	(84 days)	(84 days)
	(In thousands except per share data)
Restaurant sales	$76,786	$53,946	$50,800	$49,028
Franchise revenue	645	—	—	—
Culinary contract services	4,214	3,262	2,959	3,292

Total sales	81,645	57,208	53,759	52,320
Income (loss) from operations (b)	1,142	1,238	33	(3,076)
Discontinued operations	(626)	(509)	(455)	(641)
Net income (loss)	516	730	(422)	(3,717)
Net income (loss) per share:
Basic	0.02	0.03	(0.02)	(0.13)
Assuming dilution	0.02	0.03	(0.02)	(0.13)

Costs and Expenses
(As a percentage of restaurant sales)
Cost of food	28.2%	27.4%	27.4%	26.9%
Payroll and related costs	35.3%	35.1%	35.6%	38.3%
Other operating expenses	23.3%	19.5%	21.3%	24.7%

	Quarter Ended (a)
	August 26, 2009	May 6, 2009	February 11, 2009	November 19, 2008
	(112 days)	(84 days)	(84 days)	(84 days)
	(In thousands except per share data)
Restaurant sales	$70,988	$58,268	$59,807	$58,390
Culinary contract services	3,969	2,968	3,031	3,002

Total sales	74,957	61,236	62,838	61,392
Income (loss) from operations (b)	(13,334)	(424)	953	(1,305)
Discontinued operations	(9,986)	(629)	(807)	(887)
Net income (loss)	(23,319)	(1,053)	146	(2,192)
Net income (loss) per share:
Basic	(0.83)	(0.04)	0.01	(0.08)
Assuming dilution	(0.83)	(0.04)	0.01	(0.08)

Costs and Expenses
(As a percentage of restaurant sales)
Cost of food	28.4%	27.0%	27.6%	27.4%
Payroll and related costs	38.2%	35.7%	34.6%	36.6%
Other operating expenses	25.8%	22.0%	19.9%	23.9%

(a)	The quarters ended August 25, 2010 and August 26, 2009 consist of four four-week periods. All other quarters presented represent three four-week periods.
(b)

The loss from operations in the first quarter of fiscal year 2010 and the first, third and fourth quarters of fiscal year 2009 resulted from reduced restaurant sales and due to traffic declines resulting in lower margins from the deleveraging of labor, operating and general and administrative expenses as well as increased asset impairment charges.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

We have had no disagreements with our accountants on any accounting or financial disclosures.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Control and Procedures

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of August 25, 2010. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of August 25, 2010, our disclosure controls and procedures were effective in providing reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Because of its inherent limitations, internal control over financial reporting may not prevent or detect material misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, management conducted an evaluation of the effectiveness of our internal control over financial reporting as of August 25, 2010 based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that evaluation, our management concluded that our internal control over financial reporting was effective as of August 25, 2010.

The scope of our evaluation did not include specific processes or transactions unique to Fuddruckers since the July 26, 2010 acquisition of substantially all of the assets of Fuddruckers occurred so late in our fiscal year. Further, we continue to refine Fuddruckers’ specific processes (e.g., sales reporting, franchise royalty and vendor purchases) and testing at that point was not considered cost beneficial. We continue to monitor these changing processes and will include Fuddruckers’ specific processes and transactions in our fiscal year 2011 evaluation of the effectiveness of internal controls over financial reporting.

Grant Thornton LLP, the independent registered public accounting firm that audited the Consolidated Financial Statements included in this report, has also audited the effectiveness our internal control over financial reporting as of August 25, 2010, as stated in their attestation report which is included under Item 8 of this report.

Attestation Report of the Registered Public Accounting Firm

Included in Item 8 of this report.

Changes in Internal Control over Financial Reporting

Except as noted above, there were no changes in our internal control over financial reporting during the quarter ended August 25, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

None

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

There is incorporated in this Item 11 by reference that portion of our definitive proxy statement for the 2010 annual meeting of shareholders appearing therein under the captions “Compensation Discussion and Analysis—Executive Compensation,” “Executive Compensation Committee Report,” “-Compensation Tables and Information,” “-Directors Compensation,” and “Corporate Governance-Executive Compensation Committee-Compensation Committee Interlocks.”

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

There is incorporated in this Item 13 by reference that portion of our definitive proxy statement for the 2011 annual meeting of shareholders appearing therein under the captions, “Corporate Governance Guidelines—Director Independence” and “Certain Relationships and Related Transactions.”

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

The following financial statements are filed as part of this Report:

Consolidated balance sheets at August 25, 2010 and August 26, 2009

Consolidated statements of operations for each of the three years in the period ended August 25, 2010

Consolidated statements of shareholders’ equity for each of the three years in the period ended August 25, 2010

Consolidated statements of cash flows for each of the three years in the period ended August 25, 2010

Notes to consolidated financial statements

Reports of Independent Registered Public Accounting Firm Grant Thornton LLP

2.	Financial Statement Schedules

All schedules are omitted since the required information is not present or is not present in amounts sufficient to require submission of the schedule or because the information required is included in the financial statements and notes thereto.

3.	Exhibits

The following exhibits are filed as a part of this Report:

3(a)	Amended and Restated Certificate of Incorporation of Luby’s, Inc. (filed as Exhibit 3.1) to the Company’s Quarterly Report on Form 10-Q for the quarter ended February 11, 2009, and incorporated herein by reference).

3(b)	Bylaws of Luby’s, Inc., as amended through July 9, 2008 (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K dated July 14, 2008, and incorporated herein by reference).

4(a)	New Credit Facility dated July 13, 2007, among Luby’s, Inc., the lenders party thereto, Wells Fargo Bank, National Association, as Administrative Agent, and Amegy Bank, National Association, as Syndication Agent. (filed as Exhibit 4(i) to the Company’s Annual Report on Form 10-K for the fiscal year ended August 26, 2007, and incorporated herein by reference).

4(b)	First Amendment to Credit Agreement dated as of March 18, 2009, among the Company, the lenders party thereto, Wells Fargo Bank, National Association, as Administrative Agent, and Amegy Bank, National Association, as Syndication Agent (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K for March 18, 2009, and incorporated herein by reference).

4(c)	Credit Agreement dated as of November 9, 2009, among the Company, the lenders party thereto, Wells Fargo Bank, National Association, as Administrative Agent, and Amegy Bank, National Association, as Syndication Agent (filed as Exhibit 4(l) to the Company’s Annual Report on Form 10-K for the fiscal year ended August 26, 2009, and incorporated herein by reference).

4(d)	First Amendment to Credit Agreement, dated as of January 31, 2010, among the Company, the lenders from time to time party thereto, Wells Fargo Bank, National Association, as Administrative Agent, and Amegy Bank National Association, as Syndication Agent (filed as Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended February 10, 2010, and incorporated herein by reference).

4(e)	Second Amendment to Credit Agreement, dated as of July 26, 2010, among the Company, the lenders from time to time party thereto, Wells Fargo Bank, National Association, as administrative agent, and Amegy Bank National Association, as syndication agent (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K dated July 27, 2010, and incorporated herein by reference).

4(f)	Third Amendment to Credit Agreement, dated as of September 30, 2010, among the Company, the lenders from time to time party thereto, Wells Fargo Bank, National Association, as administrative agent, and Amegy Bank National Association, as syndication agent.

4(g)	Fourth Amendment to Credit Agreement, dated as of October 30, 2010, among the Company, the lenders from time to time party thereto, Wells Fargo Bank, National Association, as administrative agent, and Amegy Bank National Association, as syndication agent.

10(a)	Management Incentive Stock Plan of Luby’s Cafeterias, Inc. (filed as Exhibit 10(i) to the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 1989, and incorporated herein by reference).*

10(b)	Amendment to Management Incentive Stock Plan of Luby’s Cafeterias, Inc. adopted January 14, 1997 (filed as Exhibit 10(k) to the Company’s Quarterly Report on Form 10-Q for the quarter ended February 28, 1997, and incorporated herein by reference).*

10(c)	Nonemployee Director Deferred Compensation Plan of Luby’s Cafeterias, Inc. adopted October 27, 1994 (filed as Exhibit 10(g) to the Company’s Quarterly Report on Form 10-Q for the quarter ended November 30, 1994, and incorporated herein by reference).*

10(d)	Amendment to Nonemployee Director Deferred Compensation Plan of Luby’s Cafeterias, Inc. adopted January 14, 1997 (filed as Exhibit 10(m) to the Company’s Quarterly Report on Form 10-Q for the quarter ended February 28, 1997, and incorporated herein by reference).*

10(e)	Amendment to Nonemployee Director Deferred Compensation Plan of Luby’s Cafeterias, Inc. adopted March 19, 1998 (filed as Exhibit 10(o) to the Company’s Quarterly Report on Form 10-Q for the quarter ended February 28, 1998, and incorporated herein by reference).*

10(f)	Amended and Restated Nonemployee Director Stock Plan of Luby’s, Inc. adopted January 20, 2005, as amended January 24, 2007, as amended April 14, 2008 (filed as Exhibit 10(f) to the Company’s Annual Report on Form 10-K for the fiscal year ended August 27, 2008, and incorporated herein by reference).*

10(g)	Luby’s Cafeterias, Inc. Supplemental Executive Retirement Plan dated May 30, 1996 (filed as Exhibit 10(j) to the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 1996, and incorporated herein by reference).*

10(h)	Amendment to Luby’s Cafeterias, Inc. Supplemental Executive Retirement Plan adopted January 14, 1997 (filed as Exhibit 10(r) to the Company’s Quarterly Report on Form 10-Q for the quarter ended February 28, 1997, and incorporated herein by reference).*

10(i)	Amendment to Luby’s Cafeterias, Inc. Supplemental Executive Retirement Plan adopted January 9, 1998 (filed as Exhibit 10(u) to the Company’s Quarterly Report on Form 10-Q for the quarter ended February 28, 1998, and incorporated herein by reference).*

10(j)	Amendment to Luby’s Cafeterias, Inc. Supplemental Executive Retirement Plan adopted May 21, 1999 (filed as Exhibit 10(q) to the Company’s Quarterly Report on Form 10-Q for the quarter ended May 31, 1999, and incorporated herein by reference.)*

10(k)	Luby’s Incentive Stock Plan adopted October 16, 1998 (filed as Exhibit 10(cc) to the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 1998, and incorporated herein by reference).*

10(l)	Amended and Restated Luby’s Incentive Stock Plan adopted January 19, 2006 (filed as Exhibit 10(ee) to the Company’s Quarterly Report on Form 10-Q for the quarter ended February 15, 2006, and incorporated herein by reference).*

10(m)	Registration Rights Agreement dated March 9, 2001, by and among Luby’s, Inc., Christopher J. Pappas, and Harris J. Pappas (filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K dated March 9, 2001, and incorporated herein by reference).

10(n)	Purchase Agreement dated March 9, 2001, by and among Luby’s, Inc. Harris J. Pappas, and Christopher J. Pappas (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated March 9, 2001, and incorporated herein by reference).

10(o)	First Amendment to Purchase Agreement dated June 7, 2004, by and among Luby’s, Inc., Harris J. Pappas, and Christopher J. Pappas (filed as Exhibit 4(s) to the Company’s Quarterly Report on Form 10-Q for the quarter ended May 5, 2004, and incorporated herein by reference).

10(p)	Second Amendment dated as of October 29, 2007 to Purchase Agreement, dated March 9, 2001, by and between Luby’s, Inc., Harris J. Pappas and Christopher J. Pappas (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K dated October 30, 2007, and incorporated herein by reference).

10(q)	Asset Purchase Agreement, dated as of June 23, 2010, by and among Luby’s, Inc., Fuddruckers, Inc., Magic Brands, LLC, Atlantic Restaurant Ventures, Inc., R. Wes, Inc., Fuddruckers of Howard County, LLC and Fuddruckers of White Marsh, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 29, 2010).

10(r)	Amendment to Asset Purchase Agreement, dated as of July 26, 2010, by and among Luby’s Fuddruckers Restaurants, LLC, Fuddruckers, Inc., Magic Brands, LLC, Atlantic Restaurant Ventures, Inc., R. Wes, Inc., Fuddruckers of Howard County, LLC and Fuddruckers of White Marsh, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 27, 2010).

10(s)	Luby’s, Inc. Amended and Restated Nonemployee Director Phantom Stock Plan effective September 28, 2001 (filed as Exhibit 10(dd) to the Company’s Quarterly Report on Form 10-Q for the quarter ended February 13, 2002, and incorporated herein by reference).*

10(t)	Form of Indemnification Agreement entered into between Luby’s, Inc. and each member of its Board of Directors initially dated July 23, 2002 (filed as Exhibit 10(gg) to the Company’s Annual Report on Form 10-K for the fiscal year ended August 28, 2002, and incorporated herein by reference).

10(u)	Amended and Restated Affiliate Services Agreement dated July 23, 2002, by and among Luby’s, Inc., Pappas Restaurants, L.P., and Pappas Restaurants, Inc. (filed as Exhibit 10(hh) to the Company’s Annual Report on Form 10-K for the fiscal year ended August 28, 2002, and incorporated herein by reference).

10(v)	Master Sales Agreement dated July 23, 2002, by and among Luby’s, Inc., Pappas Restaurants, L.P., and Pappas Restaurants, Inc. and Procedure adopted by the Finance and Audit Committee of the Board of Directors on July 23, 2002, pursuant to Section 2.3 of the Master Sales Agreement (filed as Exhibit 10(ii) to the Company’s Annual Report on Form 10-K for the fiscal year ended August 28, 2002, and incorporated herein by reference).

10(w)	Agreement dated June 7, 2004, by and among Luby’s, Inc., Christopher J. Pappas, and Harris J. Pappas (filed as Exhibit 4(s) to the Company’s Quarterly Report on Form 10-Q for the quarter ended May 5, 2004, and incorporated herein by reference).

10(x)	Employment Agreement dated November 9, 2005, between Luby’s, Inc. and Christopher J. Pappas (filed as Exhibit 10(y) to the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2005, and incorporated herein by reference).*

10(y)	Amendment No. 1 dated as of October 29, 2007 to Employment Agreement dated as of March 9, 2001 between Luby’s, Inc. and Christopher J. Pappas (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated October 30, 2007, and incorporated herein by reference).*

10(z)	Amendment No. 2 dated as of November 19, 2008 to Employment Agreement dated as of November 9, 2005 between Luby’s, Inc. and Christopher J. Pappas (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated November 21, 2008, and incorporated herein by reference).*

10(aa)	Amendment No. 3 dated as of November 19, 2009 to Employment Agreement dated as of November 9, 2005 and as amended on October 29, 2007 and November 19, 2008 between Luby’s, Inc. and Christopher J. Pappas (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated November 25, 2009, and incorporated herein by reference).*

10(bb)	Amendment No. 4 dated as of April 15, 2010 to Employment Agreement dated as of November 9, 2005 and as amended on October 29, 2007, November 19, 2008, and November 19, 2009 between Luby’s, Inc. and Christopher J. Pappas (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated April 20, 2010, and incorporated herein by reference).*

10(cc)	Employment Agreement dated November 9, 2005, between Luby’s, Inc. and Harris J. Pappas (filed as Exhibit 10(z) to the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2005, and incorporated herein by reference).*

10(dd)	Amendment No. 1 dated as of October 29, 2007 to Employment Agreement dated as of March 9, 2001 between Luby’s, Inc. and Harris J. Pappas (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K dated October 30, 2007, and incorporated herein by reference).*

10(ee)	Amendment No. 2 dated as of November 19, 2008 to Employment Agreement dated as of November 9, 2005 between Luby’s, Inc. and Harris J. Pappas (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K dated November 21, 2008, and incorporated herein by reference).*

10(ff)	Amendment No. 3 dated as of November 19, 2009 to Employment Agreement dated as of November 9, 2005 and as amended on October 29, 2007 and November 19, 2008 between Luby’s, Inc. and Harris J. Pappas (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K dated November 25, 2009, and incorporated herein by reference).*

10(gg)	Amendment No. 4 dated as of April 15, 2010 to Employment Agreement dated as of November 9, 2005 and as amended on October 29, 2007, November 19, 2008, and November 19, 2009 between Luby’s, Inc. and Harris J. Pappas (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K dated April 20, 2010, and incorporated herein by reference).*

10(hh)	Form of Restricted Stock Award Agreement pursuant to the Luby’s Incentive Stock Plan (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated November 15, 2007, and incorporated herein by reference).

10(ii)	Form of Incentive Stock Option Award Agreement pursuant to the Luby’s Incentive Stock Plan (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K dated November 15, 2007, and incorporated herein by reference).

11	Statement regarding computation of Per Share Earnings.**

14(a)	Policy Guide on Standards of Conduct and Ethics applicable to all employees, as well as the board of directors (filed as Exhibit 14(a) to the Company’s Annual Report on Form 10-K for the fiscal year ended August 26, 2003, and incorporated herein by reference).

14(b)	Supplemental Standards of Conduct and Ethics for the Chief Executive Officer, Chief Financial Officer, Controller, and all senior financial officers (filed as Exhibit 14(b) to the Company’s Annual Report on Form 10-K for the fiscal year ended August 26, 2003, and incorporated herein by reference).

21	Subsidiaries of the Company.

23.1	Consent of Grant Thornton LLP.

31.1	Rule 13a-14(a)/15d-14(a) certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Rule 13a-14(a)/15d-14(a) certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Section 1350 certification of the Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Section 1350 certification of the Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99(a)	Corporate Governance Guidelines of Luby’s, Inc., as amended October 28, 2004 (filed as Exhibit 99(a) to the Company’s Annual Report on Form 10-K for the fiscal year ended August 29, 2007, and incorporated herein by reference).

*	Denotes management contract or compensatory plan or arrangement.
**	Information required to be presented in Exhibit 11 is provided in Note 17 “Earnings Per Share” of the Notes to Consolidated Financial Statements under Part II, Item 8 of this Form 10-K in accordance with the provisions of FASB Statement of Financial Accounting Standards (SFAS) No. 128, Earnings per Share.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

November 8, 2010 Date		LUBY’S, INC. (Registrant)

	By:	/s/ CHRISTOPHER J. PAPPAS
Christopher J. Pappas
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature and Title	Date

/S/ GASPER MIR, III Gasper Mir, III, Director and Chairman of the Board	November 8, 2010

/S/ CHRISTOPHER J. PAPPAS Christopher J. Pappas, Director, President and Chief Executive Officer (Principal Executive Officer)	November 8, 2010

/S/ HARRIS J. PAPPAS Harris J. Pappas, Director, and Chief Operating Officer	November 8, 2010

/S/ K. SCOTT GRAY K. Scott Gray, Senior Vice President and Chief Financial Officer, and Principal Accounting Officer (Principal Financial and Accounting Officer)	November 8, 2010

/S/ JUDITH B. CRAVEN Judith B. Craven, Director	November 8, 2010

/S/ ARTHUR R. EMERSON Arthur R. Emerson, Director	November 8, 2010

/S/ JILL GRIFFIN Jill Griffin, Director	November 8, 2010

/S/ J.S.B. JENKINS J.S.B. Jenkins, Director	November 8, 2010

/S/ FRANK MARKANTONIS Frank Markantonis, Director	November 8, 2010

/S/ JOE C. MCKINNEY Joe C. McKinney, Director	November 8, 2010

EXHIBIT INDEX

3(a)	Amended and Restated Certificate of Incorporation of Luby’s, Inc. (filed as Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended February 11, 2009, and incorporated herein by reference).

3(b)	Luby’s, Inc. Amended Bylaws dated July 9, 2008, as currently in effect (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K dated July 14, 2008, and incorporated herein by reference).

4(a)	Credit Agreement dated July 13, 2007, among Luby’s, Inc., the lenders party thereto, Wells Fargo Bank, National Association, as Administrative Agent, and Amegy Bank, National Association, as Syndication Agent (filed as Exhibit 4(i) to the Company’s Annual Report on Form 10-K for the fiscal year ended August 29, 2007, and incorporated herein by reference).

4(b)	First Amendment to Credit Agreement dated as of March 18, 2009, among the Company, the lenders party thereto, Wells Fargo Bank, National Association, as Administrative Agent, and Amegy Bank, National Association, as Syndication Agent (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K for March 18, 2009, and incorporated herein by reference).

4(c)	Credit Agreement dated as of November 9, 2009, among the Company, the lenders party thereto, Wells Fargo Bank, National Association, as Administrative Agent, and Amegy Bank, National Association, as Syndication Agent (filed as Exhibit 4(l) to the Company’s Annual Report on Form 10-K for the fiscal year ended August 26, 2009, and incorporated herein by reference).

4(d)	First Amendment to Credit Agreement, dated as of January 31, 2010, among the Company, the lenders from time to time party thereto, Wells Fargo Bank, National Association, as Administrative Agent, and Amegy Bank National Association, as Syndication Agent (filed as Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended February 10, 2010, and incorporated herein by reference).

4(e)	Second Amendment to Credit Agreement, dated as of July 26, 2010, among the Company, the lenders from time to time party thereto, Wells Fargo Bank, National Association, as administrative agent, and Amegy Bank National Association, as syndication agent (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K dated July 27, 2010, and incorporated herein by reference).

4(f)	Third Amendment to Credit Agreement, dated as of September 30, 2010, among the Company, the lenders from time to time party thereto, Wells Fargo Bank, National Association, as administrative agent, and Amegy Bank National Association, as syndication agent.

4(g)	Fourth Amendment to Credit Agreement, dated as of October 30, 2010, among the Company, the lenders from time to time party thereto, Wells Fargo Bank, National Association, as administrative agent, and Amegy Bank National Association, as syndication agent.

10(a)	Management Incentive Stock Plan of Luby’s Cafeterias, Inc. (filed as Exhibit 10(i) to the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 1989, and incorporated herein by reference).*

10(b)	Amendment to Management Incentive Stock Plan of Luby’s Cafeterias, Inc. adopted January 14, 1997 (filed as Exhibit 10(k) to the Company’s Quarterly Report on Form 10-Q for the quarter ended February 28, 1997, and incorporated herein by reference).*

10(c)	Nonemployee Director Deferred Compensation Plan of Luby’s Cafeterias, Inc. adopted October 27, 1994 (filed as Exhibit 10(g) to the Company’s Quarterly Report on Form 10-Q for the quarter ended November 30, 1994, and incorporated herein by reference).*

10(d)	Amendment to Nonemployee Director Deferred Compensation Plan of Luby’s Cafeterias, Inc. adopted January 14, 1997 (filed as Exhibit 10(m) to the Company’s Quarterly Report on Form 10-Q for the quarter ended February 28, 1997, and incorporated herein by reference).*

10(e)	Amendment to Nonemployee Director Deferred Compensation Plan of Luby’s Cafeterias, Inc. adopted March 19, 1998 (filed as Exhibit 10(o) to the Company’s Quarterly Report on Form 10-Q for the quarter ended February 28, 1998, and incorporated herein by reference).*

10(f)	Amended and Restated Nonemployee Director Stock Plan of Luby’s, Inc. adopted January 20, 2005, as amended January 24, 2007, as amended April 14, 2008 (filed as Exhibit 10(f) to the Company’s Annual Report on Form 10-K for the fiscal year ended August 27, 2008, and incorporated herein by reference).*

10(g)	Luby’s Cafeterias, Inc. Supplemental Executive Retirement Plan dated May 30, 1996 (filed as Exhibit 10(j) to the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 1996, and incorporated herein by reference).*

10(h)	Amendment to Luby’s Cafeterias, Inc. Supplemental Executive Retirement Plan adopted January 14, 1997 (filed as Exhibit 10(r) to the Company’s Quarterly Report on Form 10-Q for the quarter ended February 28, 1997, and incorporated herein by reference).*

10(i)	Amendment to Luby’s Cafeterias, Inc. Supplemental Executive Retirement Plan adopted January 9, 1998 (filed as Exhibit 10(u) to the Company’s Quarterly Report on Form 10-Q for the quarter ended February 28, 1998, and incorporated herein by reference).*

10(j)	Amendment to Luby’s Cafeterias, Inc. Supplemental Executive Retirement Plan adopted May 21, 1999 (filed as Exhibit 10(q) to the Company’s Quarterly Report on Form 10-Q for the quarter ended May 31, 1999, and incorporated herein by reference.)*

10(k)	Luby’s Incentive Stock Plan adopted October 16, 1998 (filed as Exhibit 10(cc) to the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 1998, and incorporated herein by reference).*

10(l)	Amended and Restated Luby’s Incentive Stock Plan adopted January 19, 2006 (filed as Exhibit 10(ee) to the Company’s Quarterly Report on Form 10-Q for the quarter ended February 15, 2006, and incorporated herein by reference).*

10(m)	Registration Rights Agreement dated March 9, 2001, by and among Luby’s, Inc., Christopher J. Pappas, and Harris J. Pappas (filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K dated March 9, 2001, and incorporated herein by reference).

10(n)	Purchase Agreement dated March 9, 2001, by and among Luby’s, Inc. Harris J. Pappas, and Christopher J. Pappas (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated March 9, 2001, and incorporated herein by reference).

10(o)	First Amendment to Purchase Agreement dated June 7, 2004, by and among Luby’s, Inc., Harris J. Pappas, and Christopher J. Pappas (filed as Exhibit 4(s) to the Company’s Quarterly Report on Form 10-Q for the quarter ended May 5, 2004, and incorporated herein by reference).

10(p)	Second Amendment dated as of October 29, 2007 to Purchase Agreement, dated March 9, 2001, by and among Luby’s, Inc., Harris J. Pappas and Christopher J. Pappas (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K dated October 30, 2007, and incorporated herein by reference).

10(q)	Asset Purchase Agreement, dated as of June 23, 2010, by and among Luby’s, Inc., Fuddruckers, Inc., Magic Brands, LLC, Atlantic Restaurant Ventures, Inc., R. Wes, Inc., Fuddruckers of Howard County, LLC and Fuddruckers of White Marsh, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 29, 2010).

10(r)	Amendment to Asset Purchase Agreement, dated as of July 26, 2010, by and among Luby’s Fuddruckers Restaurants, LLC, Fuddruckers, Inc., Magic Brands, LLC, Atlantic Restaurant Ventures, Inc., R. Wes, Inc., Fuddruckers of Howard County, LLC and Fuddruckers of White Marsh, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 27, 2010).

10(s)	Luby’s, Inc. Amended and Restated Nonemployee Director Phantom Stock Plan effective September 28, 2001 (filed as Exhibit 10(dd) to the Company’s Quarterly Report on Form 10-Q for the quarter ended February 13, 2002, and incorporated herein by reference).*

10(t)	Form of Indemnification Agreement entered into between Luby’s, Inc. and each member of its Board of Directors initially dated July 23, 2002 (filed as Exhibit 10(gg) to the Company’s Annual Report on Form 10-K for the fiscal year ended August 28, 2002, and incorporated herein by reference).

10(u)	Amended and Restated Affiliate Services Agreement dated July 23, 2002, by and among Luby’s, Inc., Pappas Restaurants, L.P., and Pappas Restaurants, Inc. (filed as Exhibit 10(hh) to the Company’s Annual Report on Form 10-K for the fiscal year ended August 28, 2002, and incorporated herein by reference).

10(v)	Master Sales Agreement dated July 23, 2002, by and among Luby’s, Inc., Pappas Restaurants, L.P., and Pappas Restaurants, Inc. and Procedure adopted by the Finance and Audit Committee of the Board of Directors on July 23, 2002, pursuant to Section 2.3 of the Master Sales Agreement (filed as Exhibit 10(ii) to the Company’s Annual Report on Form 10-K for the fiscal year ended August 28, 2002, and incorporated herein by reference).

10(w)	Agreement dated June 7, 2004, by and among Luby’s, Inc., Christopher J. Pappas, and Harris J. Pappas (filed as Exhibit 4(s) to the Company’s Quarterly Report on Form 10-Q for the quarter ended May 5, 2004, and incorporated herein by reference).

10(x)	Employment Agreement dated November 9, 2005, between Luby’s, Inc. and Christopher J. Pappas. (filed as Exhibit 10(y) to the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2005, and incorporated herein by reference).*

10(y)	Amendment No. 1 dated as of October 29, 2007 to Employment Agreement dated as of March 9, 2001 between Luby’s, Inc. and Christopher J. Pappas (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated October 30, 2007, and incorporated herein by reference).*

10(z)	Amendment No. 2 dated as of November 19, 2008 to Employment Agreement dated as of November 9, 2005 between Luby’s, Inc. and Christopher J. Pappas (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated November 21, 2008, and incorporated herein by reference).*

10(aa)	Amendment No. 3 dated as of November 19, 2009 to Employment Agreement dated as of November 9, 2005 and as amended on October 29, 2007 and November 19, 2008 between Luby’s, Inc. and Christopher J. Pappas (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated November 25, 2009, and incorporated herein by reference).*

10(bb)	Amendment No. 4 dated as of April 15, 2010 to Employment Agreement dated as of November 9, 2005 and as amended on October 29, 2007, November 19, 2008, and November 19, 2009 between Luby’s, Inc. and Christopher J. Pappas (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated April 20, 2010, and incorporated herein by reference).*

10(cc)	Employment Agreement dated November 9, 2005, between Luby’s, Inc. and Harris J. Pappas (filed as Exhibit 10(z) to the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2005, and incorporated herein by reference).*

10(dd)	Amendment No. 1 dated as of October 29, 2007 to Employment Agreement dated as of March 9, 2001 between Luby’s, Inc. and Harris J. Pappas (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K dated October 30, 2007, and incorporated herein by reference).*

10(ee)	Amendment No. 2 dated as of November 19, 2008 to Employment Agreement dated as of November 9, 2005 between Luby’s, Inc. and Harris J. Pappas (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K dated November 21, 2008, and incorporated herein by reference).*

10(ff)	Amendment No. 3 dated as of November 19, 2009 to Employment Agreement dated as of November 9, 2005 and as amended on October 29, 2007 and November 19, 2008 between Luby’s, Inc. and Harris J. Pappas (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K dated November 25, 2009, and incorporated herein by reference).*

10(gg)	Amendment No. 4 dated as of April 15, 2010 to Employment Agreement dated as of November 9, 2005 and as amended on October 29, 2007, November 19, 2008, and November 19, 2009 between Luby’s, Inc. and Harris J. Pappas (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K dated April 20, 2010, and incorporated herein by reference).*

10(hh)	Form of Restricted Stock Award Agreement pursuant to the Luby’s Incentive Stock Plan (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated November 15, 2007, and incorporated herein by reference).

10(ii)	Form of Incentive Stock Option Award Agreement pursuant to the Luby’s Incentive Stock Plan (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K dated November 15, 2007, and incorporated herein by reference).

11	Statement regarding computation of Per Share Earnings.**

14(a)	Policy Guide on Standards of Conduct and Ethics applicable to all employees, as well as the board of directors (filed as Exhibit 14(a) to the Company’s Annual Report on Form 10-K for the fiscal year ended August 26, 2003, and incorporated herein by reference).

14(b)	Supplemental Standards of Conduct and Ethics for the Chief Executive Officer, Chief Financial Officer, Controller, and all senior financial officers (filed as Exhibit 14(b) to the Company’s Annual Report on Form 10-K for the fiscal year ended August 26, 2003, and incorporated herein by reference).

21	Subsidiaries of the Company.

23.1	Consent of Grant Thornton LLP.

31.1	Rule 13a-14(a)/15d-14(a) certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Rule 13a-14(a)/15d-14(a) certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Section 1350 certification of the Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Section 1350 certification of the Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99(a)	Corporate Governance Guidelines of Luby’s, Inc., as amended October 28, 2004 (filed as Exhibit 99(a) to the Company’s Annual Report on Form 10-K for the fiscal year ended August 29, 2007, and incorporated herein by reference).

*	Denotes management contract or compensatory plan or arrangement.
**	Information required to be presented in Exhibit 11 is provided in Note 17 “Earnings Per Share” of the Notes to Consolidated Financial Statements under Part II, Item 8 of this Form 10-K in accordance with the provisions of FASB Statement of Financial Accounting Standards (SFAS) No. 128, Earnings per Share.