Form 10-Q
period 2010-11-17
LUBYS INC
filed 2010-12-21
CIK 16099

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 17, 2010

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period From              to

Commission file number 001-08308

Luby’s, Inc.

(Exact name of registrant as specified in its charter)

Delaware	74-1335253
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

13111 Northwest Freeway, Suite 600 Houston, Texas	77040
(Address of principal executive offices)	(Zip Code)

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

As of December 12, 2010, there were 28,103,620 shares of the registrant’s common stock outstanding.

Luby’s, Inc.

Form 10-Q

Quarter ended November 17, 2010

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

Part I - FINANCIAL INFORMATION

Item 1.	Financial Statements

Luby’s, Inc.

Consolidated Balance Sheets

(In thousands, except share data)

	November 17, 2010	August 25, 2010
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$1,789	$2,300
Trade accounts and other receivables, net	2,699	2,213
Food and supply inventories	4,298	3,097
Prepaid expenses	1,216	1,041
Assets related to discontinued operations	192	78
Deferred income taxes	793	431

Total current assets	10,987	9,160
Property held for sale	1,828	1,828
Assets related to discontinued operations	16,573	18,419
Property and equipment, net	169,785	172,040
Intangible assets, net	28,969	29,292
Goodwill	195	195
Deferred incomes taxes	10,853	9,672
Other assets	1,840	1,737

Total assets	$241,030	$242,343

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$14,041	$12,514
Liabilities related to discontinued operations	898	924
Credit facility debt	39,500	—
Accrued expenses and other liabilities	20,525	19,007

Total current liabilities	74,964	32,445
Credit facility debt	—	41,500
Liabilities related to discontinued operations	815	940
Other liabilities	5,926	6,097

Total liabilities	81,705	80,982

Commitments and Contingencies
SHAREHOLDERS’ EQUITY
Common stock, $0.32 par value; 100,000,000 shares authorized; shares issued were 28,574,614 and 28,564,024, respectively; shares outstanding were 28,074,614 and 28,064,024, respectively	9,144	9,140
Paid-in capital	23,337	23,089
Retained earnings	131,619	133,907
Less cost of treasury stock, 500,000 shares	(4,775)	(4,775)

Total shareholders’ equity	159,325	161,361

Total liabilities and shareholders’ equity	$241,030	$242,343

The accompanying notes are an integral part of these consolidated financial statements.

Luby’s, Inc.

Consolidated Statements of Operations (unaudited)

(In thousands except per share data)

	Quarter Ended
	November 17, 2010	November 18, 2009
	(12 weeks)	(12 weeks)
SALES:
Restaurant sales	$70,290	$49,028
Culinary contract services	3,332	3,292
Franchise revenue	1,501	—
Vending revenue	153	—

TOTAL SALES	75,276	52,320
COSTS AND EXPENSES:
Cost of food	20,860	13,185
Payroll and related costs	25,043	18,769
Other operating expenses	18,196	12,118
Opening costs	105	31
Cost of culinary contract services	2,985	2,927
Depreciation and amortization	4,197	3,554
General and administrative expenses	6,513	5,482
Net loss on disposition of property and equipment	7	317

Total costs and expenses	77,906	56,383

LOSS FROM OPERATIONS	(2,630)	(4,063)
Interest income	2	9
Interest expense	(618)	(128)
Impairment charge for decrease in fair value of investments	—	(459)
Other income, net	241	198

Loss before income taxes and discontinued operations	(3,005)	(4,443)
Benefit for income taxes	(905)	(1,417)

Loss from continuing operations	(2,100)	(3,026)
Loss from discontinued operations, net of income taxes	(188)	(691)

NET LOSS	$(2,288)	$(3,717)

Loss per share from continuing operations:
Basic	$(0.07)	$(0.11)
Assuming dilution	(0.07)	(0.11)

Loss per share from discontinued operations:
Basic	$(0.01)	$(0.02)
Assuming dilution	(0.01)	(0.02)

Net loss per share:
Basic	$(0.08)	$(0.13)
Assuming dilution	(0.08)	(0.13)

Weighted average shares outstanding:
Basic	28,164	28,111
Assuming dilution	28,164	28,111

The accompanying notes are an integral part of these consolidated financial statements.

Luby’s, Inc.

Consolidated Statement of Shareholders’ Equity (unaudited)

(In thousands)

	Common Stock						Total Shareholders’ Equity
	Issued		Treasury		Paid-In Capital	Retained Earnings
	Shares	Amount	Shares	Amount
BALANCE AT AUGUST 25, 2010	28,564	$9,140	(500)	$(4,775)	$23,089	$133,907	$161,361
Net loss	—		—	—	—	(2,288)	(2,288)
Common stock issued under nonemployee director benefit plans	2	1	—	—	3	—	4
Excess tax benefits from stock options	—	—	—	—	2	—	2
Share based compensation expense	9	3	—	—	243	—	246

BALANCE AT NOVEMBER 17, 2010	28,575	$9,144	(500)	$(4,775)	$23,337	$131,619	$159,325

The accompanying notes are an integral part of these consolidated financial statements.

Luby’s, Inc.

Consolidated Statements of Cash Flows (unaudited)

(In thousands)

	Quarter ended
	November 17, 2010	November 18, 2009
	(12 weeks)	(12 weeks)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,288)	$(3,717)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Provision for asset impairments, net of gains/losses on property sales	(43)	(862)
Depreciation and amortization	4,197	3,799
Impairment charge for decrease in fair value of investments	—	459
Amortization of debt issuance cost	209	67
Non-cash compensation expense	57	63
Share-based compensation expense	189	242
Tax benefit on stock options	(2)	—
Deferred tax benefit	(1,177)	(1,899)

Cash provided by (used in) operating activities before changes in operating assets and liabilities	1,142	(1,848)
Changes in operating assets and liabilities:
Increase in trade accounts and other receivables, net	(486)	(64)
Increase in food and supply inventories	(1,201)	(461)
Increase in prepaid expenses and other assets	(275)	(142)
(Decrease) increase in accounts payable, accrued expenses and other liabilities	2,884	(1,434)

Net cash provided by (used in) operating activities	2,064	(3,949)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from redemption or maturity of investments	—	1,364
Proceeds from disposal of assets and property held for sale	1,308	3,016
Acquisition of Fuddruckers	(265)	—
Purchases of property and equipment	(1,404)	(933)

Net cash provided by (used in) investing activities	(361)	3,447

CASH FLOWS FROM FINANCING ACTIVITIES:
Credit facility borrowings	17,300	16,400
Credit facility repayments	(19,300)	(15,800)
Debt issuance costs	(220)	—
Tax benefit on stock option expense	2	—
Proceeds received on the exercise of nonemployee stock options	4	—

Net cash provided by (used in) financing activities	(2,214)	600

Net increase (decrease) in cash and cash equivalents	(511)	98
Cash and cash equivalents at beginning of period	2,300	882

Cash and cash equivalents at end of period	$1,789	$980

Cash paid for:
Income taxes	$—	$—
Interest	503	34

The accompanying notes are an integral part of these consolidated financial statements.

Luby’s, Inc.

Notes to Consolidated Financial Statements (unaudited)

November 17, 2010

Note 1. Basis of Presentation

The accompanying unaudited consolidated financial statements of Luby’s, Inc. (the “Company” or “Luby’s”) have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements that are prepared for the Company’s Annual Report on Form 10-K. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the period ended November 17, 2010 are not necessarily indicative of the results that may be expected for the fiscal year ending August 31, 2011.

The balance sheet dated August 25, 2010, included in this Form 10-Q, has been derived from the audited financial statements at that date. However, this Form 10-Q does not include all of the information and footnotes required by GAAP for an annual filing of complete financial statements. Therefore, these financial statements should be read in conjunction with the consolidated financial statements and footnotes included in the Company’s Annual Report on Form 10-K for the fiscal year ended August 25, 2010.

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

Note 3. Acquisition

Luby’s, Inc., through its subsidiary, Luby’s Fuddruckers Restaurants, LLC (“LFR”), purchased substantially all of the assets of Fuddruckers, Inc., Magic Brands, LLC and certain of their affiliates (collectively, “Fuddruckers”) on July 26, 2010 for $63.1 million in cash. LFR assumed $4.3 million of Fuddruckers’ obligations, real estate leases and contracts. The Company funded the purchase with cash and an expansion of its credit facility. During the quarter ended November 17, 2010, the ownership of one additional Fuddruckers location was secured for additional consideration of approximately $0.3 million.

The allocation of the purchase price for the acquisition required extensive use of accounting estimates and judgments to allocate the purchase price to tangible and intangible assets acquired and liabilities assumed based on respective fair values. The purchase price for the Company’s acquisition of substantially all of the assets of Fuddruckers and the assumption of certain liabilities is based on estimates of fair values at the acquisition date. Such valuations require significant estimates and assumptions. The Company believes the fair values assigned to the assets acquired and liabilities assumed are based on reasonable assumptions. The fair value estimates for the purchase price allocation for the Company’s acquisition are considered final. However, future facts and circumstances could necessitate adjustments to currently assigned values.

The trade name primarily relates to Fuddruckers, which the Company believes has an estimated accounting life of 21 years based on the expected use of its assets and the restaurant environment in which it is being used. The value assigned to the trade name will be amortized over the estimated accounting life of 21 years. The trade name represents a respected brand with positive customer loyalty; which the Company intends to cultivate and protect the use of the trade name. The franchise agreements, after considering renewal periods, have an estimated accounting life of 21 years and will be amortized over this period of time. The Company recorded $0.3 million of amortization expense during the first quarter of fiscal year 2011, which is classified as Depreciation and Amortization Expense on the accompanying consolidated statement of operations. The full year amortization of the trade name and the franchise agreements is expected to total $1.4 million. Because the value of these assets will be amortized using the straight-line method over 21 years, the annual amortization will be the same total each year.

A portion of the acquired lease portfolio contained favorable and unfavorable leases. Acquired lease terms were compared to current market lease terms to determine if the acquired leases were below or above the current rates tenants would pay for similar leases. The favorable lease assets totaled $0.7 million and $0.8 million at November 17, 2010 and August 25, 2010, respectively and are recorded in other assets and, after considering renewal periods, has an estimated weighted average life of approximately 6.0 years at November 17, 2010. The unfavorable leases totaled $2.7 million and $2.9 million at November 17, 2010 and August 25, 2010, respectively and are recorded in other liabilities and, after considering renewal periods, has an estimated weighted average life of approximately 7.3 years at November 17, 2010. The favorable and unfavorable leases are amortized to rent expense on a straight line basis over the lives of the related leases. The following table shows the prospective amortization of the favorable lease assets and unfavorable lease liabilities:

	Fiscal Year Ended
	August 31, 2011	August 29, 2012	August 28, 2013	August 27, 2014	August 26, 2015
	(In thousands)
Favorable	$130	$130	$130	$130	$130

Unfavorable	$570	$448	$380	$380	$228

The Company also recorded an intangible asset for goodwill in the amount of $0.2 million. Goodwill is considered to have an indefinite useful life and is not amortized. Goodwill was $0.2 million as of November 17, 2010 and August 25, 2010.

Note 4. Fair Value Measurements

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

Non-recurring fair value measurements related to impaired property and equipment consisted of the following:

		Fair Value Measurement Using			Total Impairments
	Quarter Ended November 17, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Long-lived assets related to discontinued operations	$2,510	$—	$—	$2,510	$(190)

As of November 17, 2010 and August 25, 2010, the Company had no assets required to be measured at fair value on a recurring basis. The carrying value of cash and cash equivalents, trade accounts and other receivable, accounts payable, accrued expenses and debt approximate fair value based on the short term nature of these accounts.

Note 5. Income Taxes

For the quarter ended November 17, 2010, including both continuing and discontinued operations, the Company generated a gross taxable loss of approximately $4.6 million. No cash payments of estimated income taxes were made during the quarter ended November 17, 2010.

Deferred tax assets and liabilities are recorded based on differences between the financial reporting basis and the tax basis of assets and liabilities using currently enacted rates and laws that will be in effect when the differences are expected to reverse. Deferred tax assets are recognized to the extent future taxable income is expected to be sufficient to utilize those assets prior to their expiration. If current available information and projected future results raises doubt about the realization of the deferred tax assets, a valuation allowance is necessary. Such a valuation allowance was established through a charge to income tax expense which adversely affected the Company’s reported operating results. Management concluded that for the quarter ended November 17, 2010, an increase in the valuation allowance of $0.1 million was necessary. The valuation allowance partially offsets the Company’s deferred tax assets related to net operating loss (“NOL”) carryovers to future years and its carryover of employment tax credits.

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

Note 6. Property and Equipment

The cost, net of impairment, and accumulated depreciation of property and equipment at November 17, 2010 and August 25, 2010, together with the related estimated useful lives used in computing depreciation and amortization, were as follows:

	November 17, 2010	August 25, 2010	Estimated Useful Lives
	(In thousands)
Land	$55,468	$55,468	—
Restaurant equipment and furnishings	100,943	100,118	3 to 15 years
Buildings	164,666	164,421	20 to 33 years
Leasehold and leasehold improvements	27,800	27,516	Lesser of lease term or estimated useful life
Office furniture and equipment	6,444	6,322	3 to 10 years
Construction in progress	354	336	—

	355,675	354,181
Less accumulated depreciation and amortization	(185,890)	(182,141)

Property and equipment, net	$169,785	$172,040

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

The Company recognized the following impairment charges (credits) to income from operations:

	Quarter ended
	November 17, 2010	November 18, 2009
	(12 weeks)	(12 weeks)
	(In thousands, except per share data)
Provision for asset impairments	$—	$196
Net loss on disposition of property and equipment	7	121

	$7	$317

Effect on EPS:
Basic	—	0.01
Assuming dilution	—	0.01

The $0.2 million impairment charges taken in the quarter ended November 18, 2009, includes a pre-tax impairment charge of $0.1 million related to a property the Company plans to develop as a restaurant or leased property. The total impairment for the quarter also included a charge of $0.1 million related to the discontinuance of a Culinary Contract Services agreement.

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

Assets related to discontinued operations include food inventory, prepaid expenses, deferred tax assets, unimproved land, closed restaurant properties and related equipment for locations classified as discontinued operations. The following table sets forth the assets and liabilities for all discontinued operations:

	November 17, 2010	August 25, 2010
	(in thousands)
Prepaid expenses	$66	$78
Deferred income taxes	126	—

Assets related to discontinued operations – current	192	78

Property and equipment	$16,502	$17,692
Deferred income taxes	63	717
Other assets	8	10

Assets related to discontinued operations – non-current	$16,573	$18,419

Deferred income taxes	$—	$162
Accrued expenses and other liabilities	898	762

Liabilities related to discontinued operations – current	$898	$924

Other liabilities	$815	$940

Liabilities related to discontinued operations – non-current	$815	$940

No impairments related to discontinued operations were recognized in the first quarter of fiscal year 2010. However, in the first quarter of fiscal year 2011, two properties were further impaired by a total of $190,000.

In the first quarter of fiscal year 2010, the Company sold two closed properties and recognized a gain of $1.2 million. One property was sold in the first quarter of fiscal year 2011 and a gain of $0.2 was recognized. The Company also settled two in-line (strip shopping center) lease agreements in the first quarter of fiscal year 2011.

As of August 25, 2010, the Company had 23 properties classified as discontinued operations assets. As of August 25, 2010, the asset carrying value of the owned properties was $17.7 million and is included in assets related to discontinued operations. The asset carrying values of the ground leases and in-line leases have previously been impaired to zero.

As of November 17, 2010, the Company had 20 properties classified as discontinued operations assets. As of November 17, 2010, the asset carrying value of the owned properties was $16.5 million and is included in assets related to discontinued operations. The asset carrying values of the ground leases and in-line leases have previously been impaired to zero.

The Company is actively marketing these properties for lease or sale and the Company’s results of discontinued operations will be affected by the disposal of properties related to discontinued operations to the extent proceeds from the sales exceed or are less than net book value.

The following table sets forth the sales and pretax losses reported for all discontinued locations:

	Quarter ended
	November 17, 2010	November 18, 2009
	(12 weeks)	(12 weeks)
	(In thousands, except locations
Sales	$—	$3,145
Pretax losses	(329)	(1,075)
Income tax benefit on discontinued operations	141	384
Net loss on discontinued operations	$(188)	$(691)
Discontinued locations closed during the period	0	23

The Company incurred zero and $0.7 million in employee settlement costs in the first quarters of fiscal years 2011 and 2010, respectively.

The following table summarizes discontinued operations for the first quarters of fiscal years 2011 and 2010:

	Quarter ended
	November 17, 2010	November 18, 2009
	(12 weeks)	(12 weeks)
	(In thousands, except per share data)
Impairments	$(190)	$—
Gains	240	1,179

Net impairments	50	1,179
Other	(238)	(1,870)

Discontinued operations, net of taxes	$(188)	$(691)

Effect on EPS from discontinued operations – decrease – basic	$(0.01)	$(0.02)

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

At November 17, 2010, the Company had a total of three owned properties and one ground lease recorded at approximately $1.8 million in property held for sale. At August 25, 2010, the Company had the same total of three owned properties and one ground lease recorded at approximately $1.8 million in property held for sale. The Company is actively marketing the locations currently classified as property held for sale.

The Company did not dispose of any properties held for sale or record any impairment charges to properties held for sale during the first quarter of fiscal year 2011. Therefore, the balance of property held for sale was $1.8 million at August 25, 2010 and November 17, 2010.

The Company’s results of continuing operations will be affected to the extent proceeds from sales exceed or are less than net book value.

Note 8. Commitments and Contingencies

Off-Balance Sheet Arrangements

The Company has no off-balance sheet arrangements.

Pending Claims

Certain current and former hourly restaurant employees filed a lawsuit against the Company in the U.S. District Court for the Southern District of Texas alleging violations of the Fair Labor Standards Act with respect to the inclusion of certain employees in a tip pool. The lawsuit seeks back wages, penalties and attorney’s fees and was conditionally certified as a collective action in October 2008. On October 22, 2010, the Company agreed to a court settlement amount of $1.6 million, recognized in general and administrative expenses in the fourth quarter fiscal year 2010. Related payments will be made during fiscal year 2011 beginning with the quarter ending February 9, 2011.

From time to time, the Company is subject to various other private lawsuits, administrative proceedings and claims that arise in the ordinary course of its business. A number of these lawsuits, proceedings and claims may exist at any given time. These matters typically involve claims from guests, employees and others related to issues common to the restaurant industry. The Company currently believes that the final disposition of these types of lawsuits, proceedings and claims will not have a material adverse effect on the Company’s financial position, results of operations or liquidity. It is possible, however; that the Company’s future results of operations for a particular quarter or fiscal year could be impacted by changes in circumstances relating to lawsuits, proceedings or claims.

Construction Activity

From time to time, the Company enters into non-cancelable contracts for the construction of its new restaurants. This construction activity exposes the Company to the risks inherent in new construction including but not limited to rising material prices, labor shortages, delays in getting required permits and inspections, adverse weather conditions, and injuries sustained by workers. The Company has no non-cancelable contracts as of November 17, 2010.

Note 9. Related Parties

Affiliate Services

The Company’s Chief Executive Officer, Christopher J. Pappas, and Chief Operating Officer, Harris J. Pappas, own two restaurant entities (the “Pappas entities”) that from time to time may provide services to the Company and its subsidiaries, as detailed in the Master Sales Agreement dated December 9, 2005 among the Company and the Pappas entities.

Under the terms of the Master Sales Agreement, the Pappas entities may provide specialized (customized) equipment fabrication and basic equipment maintenance, including stainless steel stoves, shelving, rolling carts, and chef tables. The total costs under the Master Sales Agreement of custom-fabricated and refurbished equipment in the quarter ended November 17, 2010 and November 18, 2009 were zero and $25,900, respectively. Services provided under this agreement are subject to review and approval by the Finance and Audit Committee of the Company’s Board of Directors.

Operating Leases

The Company previously leased property from the Pappas entities that was used to accommodate the Company’s in-house repair and fabrication center, which was referred to as the Houston Service Center. The Company terminated this lease in August 2008. The Company paid zero dollars pursuant to the terms of this lease in the first quarter ended November 17, 2010 and November 18, 2009. The Company leases from an unrelated third party a new property that combines both the offices of the Company’s Facility Services and Warehouse Operations. The property is approximately 60,000 square feet.

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

On November 22, 2006, the Company executed a new lease agreement in connection with the replacement of the existing restaurant with a new prototype restaurant in the retail strip center described above. The new restaurant opened in July 2008 and the new lease agreement provides for a primary term of approximately twelve years with two subsequent five-year options. The new lease also gives the landlord an option to buy out the agreement on or after the calendar year 2015 by paying the unamortized cost of the Company’s improvements. The Company is currently obligated to pay rent of $20.00 per square foot ($22.00 per square foot beginning January 2014) plus maintenance, taxes, and insurance during the primary term of the lease. Thereafter, the lease provides for reasonable increases in rent at set intervals. The Company made payments of $88,000 and $57,000 in the first quarters ended November 17, 2010 and November 18, 2009, respectively. The new lease agreement was approved by the Finance and Audit Committee and full Board of Directors.

Affiliated rents paid for a Houston restaurant property lease represented 3.1% and 2.8% of total rents for continuing operations for the first quarters ended November 17, 2010 and November 18, 2009, respectively.

	First Quarter Ended
	November 17, 2010	November 18, 2009
	(12 weeks)	(12 weeks)
	(In thousands, except percentages)
AFFILIATED COSTS INCURRED:
General and administrative expenses – professional and other costs	$17	$13
Capital expenditures – custom-fabricated and refurbished equipment and furnishings	—	26
Other operating expenses and opening costs, including property leases	90	57

Total	$107	$96

RELATIVE TOTAL COMPANY COSTS:
General and administrative expenses	$6,513	$5,482
Capital expenditures	1,404	933
Other operating expenses and opening costs	18,301	12,149

Total	$26,218	$18,564

AFFILIATED COSTS INCURRED AS A PERCENTAGE OF RELATIVE TOTAL COMPANY COSTS	0.41%	0.52%

Board of Directors

Pursuant to the terms of a Purchase Agreement dated March 9, 2001, entered into by and among the Company, Christopher J. Pappas and Harris J. Pappas, the Company agreed to submit three persons designated by Christopher J. Pappas and Harris J. Pappas as nominees for election at the 2002 Annual Meeting of Shareholders. Messrs. Pappas designated themselves and Frank Markantonis as their nominees for directors, all of whom were subsequently elected. Christopher J. Pappas and Harris J. Pappas are brothers and Frank Markantonis is an attorney whose principal client is Pappas Restaurants, Inc., an entity owned by Harris J. Pappas and Christopher J. Pappas.

As amended in June 2004, the Purchase Agreement allows Messrs. Pappas to continue to nominate persons for election to the board which, if such nominees are elected, would result in Messrs. Pappas having nominated three of the then-serving directors of the Company. Messrs. Pappas retain their right for so long as they both are executive officers of the Company.

Christopher J. Pappas is a member of the Advisory Board of Amegy Bank, National Association, which is a lender and syndication agent under the Company’s revolving credit facility.

Key Management Personnel

In November 2005, Christopher and Harris Pappas entered into new employment agreements that were subsequently amended in April 2009 to extend the termination date thereof to August 2011. Both continue to devote their primary time and business efforts to the Company while maintaining their roles at Pappas Restaurants, Inc.

On July 26, 2010, Christopher and Harris Pappas have guaranteed the payment of up to $13.0 million of our indebtedness under the 2009 Credit Facility.

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

Paulette Gerukos, Vice President of Human Resources of the Company, is the sister-in-law of Harris J. Pappas, the Chief Operating Officer.

Note 10. Share-Based Compensation

Stock Options

The Company has an Incentive Stock Plan for officers and employees (“Employee Stock Plans”) and a Non-employee Director Stock Option Plan for non-employee directors. These plans authorize the granting of stock options, restricted stock and other types of awards consistent with the purpose of the plans. Approximately 2.8 million shares were authorized for issuance under the Company’s plans as of November 17, 2010, of which approximately 1.1 million shares were available for future issuance. Stock options granted under the Incentive Stock Plan and the Non-employee Director Stock Option Plan have an exercise price equal to the market price of the Company’s common stock at the date of grant. Option awards under the Employee Stock Plans generally vest 25% each year on the anniversary of the grant date and expire six to ten years from the grant date. Option awards under the Non-employee Director Stock Option Plan generally vest 100% on the first anniversary of the grant date and expire ten years from the grant date.

A summary of the Company’s stock option activity for the first quarter ended November 17, 2010 is presented below:

	Shares Under Fixed Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
			(Years)	(In thousands)
Outstanding at August 25, 2010	1,296,887	$7.53	4.4	$711
Granted	—	—	—	—
Exercised	2,000	1.98	—	—
Forfeited or Expired	20,473	11.10	—	—

Outstanding at November 17, 2010	1,274,414	$7.48	4.3	$704

Exercisable at November 17, 2010	694,801	$9.98	2.4	$70

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

A summary of the Company’s restricted stock activity during the first quarter ended November 17, 2010 is presented in the following table:

	Restricted Stock Units	Weighted-Average Fair Value	Weighted-Average Remaining Contractual Term
		(Per share)	(Years)
Unvested at August 25, 2010	65,189	$8.13	0.8
Granted	—	—	—
Vested	30,189	11.10	—
Forfeited	—	—	—

Unvested at November 17, 2010	35,000	$5.57	1.0

Note 11. Earnings Per Share

Basic net income per share is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding and unvested restricted stock for the reporting period. Diluted net income per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. For the calculation of diluted net income per share, the basic weighted average number of shares is increased by the dilutive effect of stock options determined using the treasury stock method. Stock options with exercise prices exceeding current market prices that were excluded from the computation of net income per share amounted to approximately 961,000 shares and 1,010,000 shares for the first quarter ended November 17, 2010 and November 18, 2009, respectively.

The components of basic and diluted net income per share are as follows:

	Quarter Ended
	November 17, 2010	November 18, 2009
	(12 weeks)	(12 weeks)
	(In thousands expect per share data)
Numerator:
Income (loss) from continuing operations	$(2,100)	$(3,026)
Loss from discontinued operations	(188)	(691)

Net income (loss)	$(2,288)	$(3,717)

Denominator:
Denominator for basic earnings per share – weighted-average shares	28,164	28,111
Effect of potentially dilutive securities:
Employee and non-employee stock options	—	—

Denominator for earnings per share assuming dilution	28,164	28,111

Income (loss) per share from continuing operations:
Basic	$(0.07)	$(0.11)
Assuming dilution	(0.07)	(0.11)

Loss per share from discontinued operations:
Basic	$(0.01)	$(0.02)
Assuming dilution	(0.01)	(0.02)

Net income (loss) per share:
Basic	$(0.08)	$(0.13)
Assuming dilution	(0.08)	(0.13)

Note 12. New Adopted Accounting Pronouncements

ASU 2009-17 codifies SFAS No. 167, “Amendments to FASB Interpretation No. 46(R).” ASU 2009-17 eliminates exceptions to consolidating qualifying special-purpose entities, contains new criteria for determining the primary beneficiary, and increases the frequency of required reassessments to determine whether a company is the primary beneficiary of a variable interest entity. ASU 2009-17 changes how a company determines when an entity that is insufficiently capitalized or is not controlled through voting or similar rights should be consolidated and also contains a new requirement that any term, transaction, or arrangement that does not have a substantive effect on an entity’s status as a variable interest entity, a company’s power over a variable interest entity, or a company’s obligation to absorb losses or its right to receive benefits of an entity must be disregarded. The determination of whether a company is required to consolidate an entity is based on, among other things, an entity’s purposes and design and a company’s ability to direct the activities of the entity that most significantly impacts the entity’s economic performance. ASU 2009-17 is effective for the Company’s fiscal 2011, and its implementation had no material affect on the Company’s consolidated financial statements.

In January 2010, the FASB issued ASU No. 2010-06, Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements. This guidance amends the disclosure requirements related to recurring and nonrecurring fair value measurements and requires new disclosures on the transfers of assets and liabilities between Level 1 (quoted prices in active market for identical assets or liabilities) and Level 2 (significant other observable inputs) of the fair value measurement hierarchy, including the reasons and the timing of the transfers. Additionally, the guidance requires a roll forward of activities on purchases, sales, issuance and settlements of the assets and liabilities measured using significant unobservable inputs (Level 3 fair value measurements). The guidance became effective for the Company’s fiscal 2011, and its implementation had no material affect on our consolidated financial statements.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s discussion and analysis of financial condition and results of operations should be read in conjunction with the consolidated financial statements and footnotes for the period ended November 17, 2010 included in Item 1 of Part I of this Quarterly Report on Form 10-Q, and the audited financial statements included in our Annual Report on Form 10-K for the fiscal year ended August 25, 2010.

The following presents an analysis of the results and financial condition of our continuing operations. Except where indicated otherwise, the results of discontinued operations are excluded from this discussion.

Overview

Luby’s, Inc. is a multi-branded company operating in the restaurant industry and the contract food services industry. Our primary brands include Luby’s Cafeteria, Luby’s Culinary Contract Services, and Fuddruckers. Also included in our brands are Luby’s, Etc. and Koo Koo Roo Chicken Bistro. We purchased substantially all of the assets of Fuddruckers, Inc., Magic Brands, LLC and certain of their affiliates (collectively, “Fuddruckers”) in July 2010; accordingly, the quarter ended November 17, 2010 represents the first full fiscal quarter in which the operations of Fuddruckers branded restaurants are included in our results of operations.

As of November 17, 2010, we owned and operated 155 restaurants, of which 95 are traditional cafeterias, 56 are gourmet hamburger restaurants, 3 are upscale fast serve chicken restaurants, and one primarily serves seafood. These establishments are located in close proximity to retail centers, business developments and residential areas mostly throughout the United States.

Also as of November 17, 2010, we operated 18 culinary contract service facilities. These facilities are located within healthcare and education settings in Texas and Louisiana. These facilities provide food service options to varied populations including in-hospital-room patient meal service, retail food-court style restaurant dining, and coffee/snack kiosks.

Also as of November 17, 2010, we are a franchisor for a network of 130 Fuddruckers restaurants. The owners of these franchise units pay royalty revenue to us as a franchisor.

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

RESULTS OF OPERATIONS

For the First Quarter Fiscal Year 2011 versus the First Quarter Fiscal Year 2010

Sales

Total sales increased approximately $23.0 million, or 43.9%, in the quarter ended November 17, 2010 compared to the quarter ended November 18, 2009, consisting of a $21.3 million increase in restaurant sales and a $1.5 million increase in Fuddruckers franchise revenue in the fiscal quarter ended November 17, 2010. Culinary Contract sales were $3.3 million in both the quarter ended November 17, 2010 and in the quarter ended November 18, 2009. The $21.3 million increase in restaurant sales included a $2.1 million increase in sales at Luby’s branded restaurants and $19.2 million in sales from Fuddruckers branded restaurants. Total sales also included $150,000 in vending revenue from our company operated Fuddruckers units. On a same-store basis, sales at the Luby’s restaurants increased 5.5%. The prior year results of restaurants closed as part of our Cash Flow Improvement and Capital Redeployment Plan (the “Plan”) have been reclassified to discontinued operations. The year-over-year same store sales increase of 5.5% in the quarter ended November 17, 2010 compared to a year-over-year decrease of 13.3% in the quarter ended November 18, 2009 is primarily due to improving economic conditions and our focus on local restaurant marketing efforts and limited time offers used to generate customer traffic at the Luby’s restaurant units.

Cost of Food

Food costs increased approximately $7.7 million, or 58.2%, in the quarter ended November 17, 2010 compared to the quarter ended November 18, 2009, due to the acquisition of Fuddruckers units. As a percentage of restaurant sales, food costs increased 2.8%, to 29.7% in the quarter ended November 17, 2010 compared to 26.9% in the quarter ended November 18, 2009, primarily due to (1) offering menu items at a lower price on a limited time basis to generate customer traffic; (2) increasing the number of units where we are offering an all-you-can eat breakfast; and (3) higher food commodity costs in several of our primary menu offerings.

Payroll and Related Costs

Payroll and related costs increased approximately $6.3 million in the quarter ended November 17, 2010 compared to the quarter ended November 18, 2009. Payroll and related expenses increased primarily due to the acquisition of Fuddruckers units and the staff required to operate these restaurants. As a percentage of restaurant sales, these costs decreased 2.7%, to 35.6%, in the quarter ended November 17, 2010 compared to 38.3% in the quarter ended November 18, 2009. The change in payroll and related costs, as a percentage of restaurant sales, decreased primarily as the result of the inclusion of lower restaurant labor costs associated with the acquired Fuddruckers units. The restaurant labor costs as a percentage of restaurant sales at a Fuddruckers unit are typically lower than that of a Luby’s Cafeteria unit due to the smaller size and lower complexity of operations.

Other Operating Expenses

Other operating expenses primarily include restaurant-related expenses for utilities, repairs and maintenance, advertising, insurance, services, supplies and occupancy costs. Other operating expenses increased by approximately $6.1 million, or 50.2%, in the quarter ended November 17, 2010 compared to the quarter ended November 18, 2009, primarily due to the acquired Fuddruckers operations partially offset by lower marketing and advertising costs of approximately $0.7 million. As a percentage of restaurant sales, other operating expenses increased 1.2%, to 25.9%, in the quarter ended November 17, 2010 compared to 24.7% in the quarter ended November 18, 2009, due to (1) the increase in the mix of leased units with the acquisition of substantially all the assets of Fuddruckers, (2) higher repairs, maintenance, and supplies costs related to upgrades at Fuddruckers units offset by, (3) lower marketing and advertising expenses, and (4) lower utility expenses.

Opening Costs

Opening costs include labor, supplies, occupancy, and other costs necessary to support the restaurant through its opening period. Opening costs were approximately $0.1 million in the quarter ended November 17, 2010 compared to approximately $31 thousand in the quarter ended November18, 2009. The quarter ended November 17, 2010 included the opening costs for one company operated unit that was previously operated as a franchisee unit, the support costs associated with franchisees opening two units, and the carrying costs for locations to be developed for future openings. The quarter ended November 18, 2009 includes the carrying costs for locations to be developed for future openings.

Cost of Culinary Contract Services

Cost of culinary contract services includes the food, labor, and other direct operating expenses associated with culinary contract services. Cost of culinary contract services increased by approximately $58 thousand in the quarter ended November 17, 2010 compared to the quarter ended November 18, 2009. During the quarter ended November 17, 2010, culinary contract services operated 18 facilities compared to 15 for the quarter ended November 18, 2009.

Depreciation and Amortization

Depreciation and amortization expense increased by approximately $0.6 million, or 18.1%, in the quarter ended November 17, 2010 compared to the quarter ended November 18, 2009, due to the addition of assets acquired with Fuddruckers.

General and Administrative Expenses

General and administrative expenses include corporate salaries and benefits-related costs, including restaurant area leaders, share-based compensation, professional fees, travel and recruiting expenses and other office expenses. General and administrative expenses increased by approximately $1.0 million, or 18.8%, in the quarter ended November 17, 2010 compared to the quarter ended November 18, 2009. The increase was due to (1) a $0.5 million increase in professional fees, (2) a $0.4 million increase in travel and supplies largely due to the addition of Fuddruckers-branded restaurants, which have a larger geographic footprint, and (3) a $0.1 million increase in salaries and benefits expense as the addition of corporate staff and related expenses was largely offset by the reductions in corporate staffing and related expenses in the prior year. As a percentage of total sales, general and administrative expenses decreased to 8.7% in the quarter ended November 17, 2010 compared to 10.5% in the quarter ended November 18, 2009.

Net (Gain) Loss on Disposition of Property and Equipment

The net loss on disposition of property and equipment was approximately $0.3 million less in the quarter ended November 17, 2010 compared to the quarter ended November 18, 2009. The net loss on the disposition of property and equipment in the quarter ended November 18, 2009 reflects asset retirements at one culinary unit of $0.1 million and $0.2 million of asset retirement activity at our cafeteria units.

Interest Income

Interest income decreased by approximately $7,000 in the quarter ended November 17, 2010 compared to the quarter ended November 18, 2009, primarily related to lower cash balances.

Interest Expense

Interest expense in the quarter ended November 17, 2010 increased by approximately $0.5 million compared to the interest expense in the quarter ended November 18, 2009 due to larger debt balances as a result of borrowings related to the acquisition of substantially all of the assets of Fuddruckers.

Gain on Sales and Redemptions (Impairment of Fair Market Value) of Investments

The impairment charge for decrease in fair market value of investments of approximately $0.5 million for the quarter ended November 18, 2009 was due to the illiquidity of the market for auction rate securities investments. The reduction in fair value of the investments was derived through valuation and was considered “other-than-temporary.” However, the investments were sold at par by the end of the fiscal year 2010 and the loss was recouped.

The Company has no similar investments as of the quarter ended November 17, 2010.

Other Income, Net

Other income, net consisted primarily of the following components: net rental property income and expenses relating to property for which we are the landlord; prepaid sales tax discounts earned through our participation in state sales tax prepayment programs; and oil and gas royalty income. Other income, net in the quarter ended November 17, 2010 increased approximately $43 thousand compared to the quarter ended November 18, 2009 partially due to oil and gas royalty income earned in the current quarter that was not earned in the prior year quarter.

Taxes

The income tax benefit for the quarter ended November 17, 2010 is approximately $1.0 million compared to a tax benefit of approximately $1.4 million for the quarter ended November 18, 2009.

The income tax benefit for the quarter ended November 17, 2010 reflects an average tax rate of 30.1% of the pre-tax loss from continuing operations after an increase of the valuation allowance of $101,000 at the end of the quarter.

The income tax benefit for the quarter ended November 18, 2009, reflects an average tax rate of 31.9% of the pre-tax loss from continuing operations after an increase of the valuation allowance of $69,000 at the end of the quarter.

Discontinued Operations

The loss from discontinued operations was $0.2 million in the quarter ended November 17, 2010 compared to a loss of $0.7 million in the quarter ended November 18, 2009 primarily due the disposal of certain assets included in discontinued operations as well as a gain recognized on the sale of one property in the quarter ended November 17, 2010.

LIQUIDITY AND CAPITAL RESOURCES

Cash and Cash Equivalents

General. Our primary sources of short-term and long-term liquidity are cash flows from operations proceeds from the sale of assets and our revolving credit facility. Although the current macroeconomic conditions continue to adversely affect our cash flows from operations, we generated $2.1 million in cash from operating activities. We plan to continue the level of capital and repair and maintenance expenditures necessary to keep our restaurants attractive and operating efficiently.

Our cash requirements consist principally of:

•	repayments of debt under our amended 2009 Credit Facility;

•	capital expenditures for culinary contract services development and construction, restaurant renovations and upgrades and information technology; and

•	working capital primarily for our owned restaurants and culinary contract service agreements

As of November 17, 2010, we had $39.5 million outstanding under our amended 2009 Revolving Credit Facility. Under the current terms, the outstanding balance matures September 1, 2011. We expect to repay all or a portion of the balance debt using cash generated from operating activities and proceeds from the disposal of assets and property held for sale, or we expect to refinance any remaining portion of the debt prior to September 1, 2011. We may be unable to generate sufficient cash flow from operating activities or sales of assets to repay the 2009 Credit Facility in full at its maturity date, in which case we might refinance the facility. Nevertheless, we may not be able to refinance the existing facility or enter into a new facility on a timely basis or on terms that are acceptable to us. Our inability to repay or refinance the 2009 Credit Facility could have a material adverse effect on our financial condition.

As is common in the restaurant industry, we maintain relatively low levels of accounts receivable and inventories, and our vendors grant trade credit for purchases such as food and supplies. However, high levels of accounts receivable are typical for culinary contract services.

Cash and cash equivalents decreased to $1.8 million at November 17, 2010 from $2.3 million at the beginning of the fiscal year. This decrease was primarily due to cash used to repay debt of $2.0 million and capital expenditures of $1.4 million, the acquisition of one additional Fuddruckers location for $0.3 million, offset by proceeds from disposal of assets of $1.3 million and cash provided by operating activities. We generally reinvest available cash flows from operations to develop new restaurants, enhance existing restaurants and to support culinary contract services.

The following table summarizes our cash flows from operating, investing and financing activities:

	Quarter Ended
	November 17, 2010	November 18, 2009
	(12 weeks)	(12 weeks)
	(In thousands)
Total cash provided by (used in):
Operating activities	$2,064	$(3,949)
Investing activities	(361)	3,447
Financing activities	(2,214)	600

Increase (decrease) in cash and cash equivalents	$(511)	$98

Operating Activities. In the quarter ended November 17, 2010, cash flow from operating activities increased $6.0 million compared to the quarter ended November 18, 2009, primarily due to cash provided by operating activities and changes in operating assets and liabilities.

Investing Activities. Cash flows used in investing activities was $0.4 million in the quarter ended November 17, 2010 compared to $3.4 million of cash flows provided by investing activities in the quarter ended November 18, 2009. The $3.8 million change is due to a $1.4 million reduction in proceeds from the redemption of investments and a $1.7 million reduction in proceeds from the disposal of assets and property held for sale, offset by a $0.5 million increase in purchases of property and equipment and $0.3 million for the acquisition of one additional Fuddruckers location. Our purchase of property and equipment includes, among other things, restaurant remodeling, information technology enhancements and Culinary Contract Service locations. We expect to spend approximately $10.0 million to $15.0 million on capital expenditures in fiscal year 2011.

Financing Activities. Cash provided by (used in) financing activities changed from a $0.6 million source of cash to a $2.2 million use of cash, compared to the quarter ended November 18, 2009, due primarily to net repayment of prior net borrowings under our 2009 Credit Facility during the quarter ended November 17, 2010.

Status of Trade Accounts and Other Receivables, Net

We monitor the aging of our receivables, including Fuddruckers franchising related receivables, and record provisions for uncollectability as appropriate. Credit terms of accounts receivable associated with our culinary contract service business vary from 30 to 60 days based on contract terms.

Working Capital

We had a working capital deficit of $64.0 million as of November 17, 2010, compared to a working capital deficit of $23.3 million as of August 25, 2010. The $40.7 million increase of the deficit is primarily due to the $39.5 million credit facility and $1.2 million in increases in accounts payable and accrued expenses and other liabilities partially offset by increased accounts receivable. We expect to meet our working capital requirements through cash flows from operations, sales of properties and availability under our 2009 Credit Facility.

Capital Expenditures

Capital expenditures consist of purchases of real estate for future restaurant sites, new units construction, purchases of new and replacement restaurant furniture and equipment, and ongoing remodeling programs. Capital expenditures for the quarter ended November 17, 2010 were approximately $1.4 million, and related to maintaining our investment in existing operating units. We expect to be able to fund all capital expenditures in fiscal year 2011 using cash flows from operations and availability under our 2009 Credit Facility (as defined below). We expect to spend approximately $10.0 million to $15.0 million on capital expenditures in fiscal year 2011.

DEBT

Revolving Credit Facility

In November 2009, we entered into a revolving credit facility with Wells Fargo Bank, National Association, as Administrative Agent, and Amegy Bank, National Association, as Syndication Agent. The following description summarizes the material terms of the revolving credit facility, as subsequently amended as of January 31, 2010, July 26, 2010, September 30, 2010 and October 31, 2010 (the revolving credit facility, together with all amendments thereto, is referred to as the “2009 Credit Facility”).

The aggregate amount of the lenders’ commitments under the 2009 Credit Facility currently is $50.4 million and will be reduced to $48.8 million on February 28, 2011; to $43.9 million on May 31, 2011; and to $40.0 million on August 31, 2011. The 2009 Credit Facility also provides for the issuance of letters of credit in a maximum aggregate amount of $15.0 million outstanding at any one time.

The 2009 Credit Facility is guaranteed by all of our present or future subsidiaries. In addition, in connection with the expansion of the 2009 Credit Facility that accompanied our acquisition of substantially all of the assets of Fuddruckers in July 2010, Christopher J. Pappas, our President and Chief Executive Officer, and Harris J. Pappas, our Chief Operating Officer, have guaranteed the payment of up to $13.0 million of our indebtedness under the 2009 Credit Facility. The maximum amount of this guaranty will be reduced to $9.5 million on February 28, 2011 and to $6.0 million on May 31, 2011.

All amounts owed by us under the 2009 Credit Facility must be repaid in full upon the maturity date on September 1, 2011.

At any time throughout the term of the 2009 Credit Facility, we have the option to elect one of two bases of interest rates. One interest rate option is the greater of (a) the Federal Funds Effective Rate plus 0.50%, or (b) prime, plus, in either case, an applicable spread that ranges from 1.00% to 1.75% per annum, subject to an interest rate floor of 4.00%. The other interest rate option is the London InterBank Offered Rate plus a spread that ranges from 2.75% to 4.50% per annum, subject to an interest rate floor of 4.00%. The applicable spread under each option is dependent upon the Total Leverage Ratio (as defined below) at the most recent determination date.

We are obligated to pay to the Administrative Agent for the account of each lender a quarterly commitment fee based on the average daily unused amount of the commitment of such lender, ranging from 0.30% to 0.45% per annum depending on the Total Leverage Ratio at the most recent determination date.

The proceeds of the 2009 Credit Facility may be used for our general corporate purposes and general working capital purposes.

Borrowings under the 2009 Credit Facility are subject to mandatory repayment with the proceeds of sales of certain of our real property, subject to certain exceptions.

The 2009 Credit Facility is secured by a perfected first priority lien on certain of our real property and all of the material personal property owned by us or any of our subsidiaries, other than certain excluded assets (as defined in the agreement governing the 2009 Credit Facility (as amended, the “Credit Agreement”)).

The Credit Agreement contains covenants that include, among others:

•	the maintenance of a ratio of indebtedness (as defined in the Credit Agreement) to EBITDA (as defined in the Credit Agreement) of no greater than 2.75 to 1.00 at any time (the “Total Leverage Ratio”);

•

the maintenance of a ratio of EBITDA to the sum of (1) interest expense (as defined in the Credit Agreement) plus (2) the outstanding balance of the loans divided by seven (the “Interest Coverage Ratio”) of at least 2.00 to 1.00 as of the end of each fiscal quarter;

•

the maintenance of EBTIDA of not less than (1) $4,500,000 for the fiscal quarter ended August 25, 2010, (2) $2,500,000 for the fiscal quarter ended November 17, 2010, (3) $3,500,000 for the fiscal quarter ending February 9, 2011, (4) $7,000,000 for the fiscal quarter ending May 4, 2011 and (5) $6,500,000 for the fiscal quarter ending August 31, 2011;

•	restrictions on incurring indebtedness, including certain guarantees and capital lease obligations;

•	restrictions on incurring liens on certain of our property and the property of our subsidiaries;

•	restrictions on transactions with affiliates and materially changing our business;

•	restrictions on making certain investments, loans, advances and guarantees;

•	restrictions on selling assets outside the ordinary course of business;

•	prohibitions on entering into sale and leaseback transactions;

•	limiting Capital Expenditures (as defined in the Credit Agreement) to $10.0 million for the fiscal year ended August 25, 2010 and to $15.0 million for any subsequent fiscal year; and

•	restrictions on certain acquisitions of all or a substantial portion of the assets, property and/or equity interests of any person

We are currently in compliance with the covenants contained in the Credit Agreement. To comply with our quarterly minimum EBITDA covenant for the fiscal quarter ended November 17, 2010, however, we requested and received approval from the lenders to add to EBITDA non-recurring expenses, as defined, related to our acquisition of substantially all of the assets of Fuddruckers. The definition of EBITDA in the Credit Agreement permits us to make adjustments to EBITDA for certain non-recurring expenses, as defined, or income items, among others, subject to the approval of the Administrative Agent. If we had not received approval to adjust our EBITDA, we would not have been in compliance with the minimum EBITDA covenant as of the end of the first quarter of fiscal 2011. Although we expect to our meet the requirements of the minimum EBITDA covenant in the future, noncompliance could have a material adverse affect on our financial condition and would represent an event of default under the Credit Agreement.

The Credit Agreement also includes customary events of default. If a default occurs and is continuing, the lenders’ commitments under the 2009 Credit Facility may be immediately terminated and/or we may be required to repay all amounts outstanding under the 2009 Credit Facility.

As of November 17, 2010, we had $39.5 million in outstanding loans and $1.2 million committed under letters of credit, which were issued as security for the payment of insurance obligations.

At November 17, 2010, $9.7 million was available under the 2009 Credit Facility.

The Credit Agreement was amended on September 30, 2010 to extend the timeframe for completing appraisals on all scheduled properties and was further amended on October 31, 2010 to accelerate the reduction of the aggregate amount of the lenders’ commitments from $53.0 million to $50.4 million approximately 30 days sooner than the parties had originally agreed.

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

Management evaluates both positive and negative evidence, including its forecasts of our future taxable income adjusted by varying probability factors, in making a determination as to whether it is more likely than not that all or some portion of the deferred tax asset will be realized. Based on its analysis, management concluded that a valuation allowance was necessary.

The valuation allowance partially offsets our operating loss (“NOL”) carryovers to future years and our carryover of general business tax credits. Both of these items may be carried over up to twenty years in the future for possible utilization in the future. The carryover of the NOLs began in fiscal year 2008 and will begin to expire at the end of fiscal year 2028 through the end of fiscal year 2031 if not utilized by then. The carryover of the general business credits began in fiscal year 2006 and will begin to expire at the end of fiscal year 2026 through the end of fiscal year 2031 if not utilized by then.

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

For assets held for use, we estimate future cash flows using assumptions based on possible outcomes of the areas analyzed. If the undiscounted future cash flows are less than the carrying value of our location’s assets, we record an impairment based on an estimate of discounted cash flows. The estimates of future cash flows, based on reasonable and supportable assumptions and projections, require management’s subjective judgments. Assumptions and estimates used include operating results, changes in working capital, discount rate, growth rate, anticipated net proceeds from disposition of the property and if applicable, lease terms. The span of time for which future cash flows are estimated is often lengthy, increasing the sensitivity to assumptions made. The time span is longer and could be 20 to 25 years for newer properties, but only 5 to 10 years for older properties. Depending on the assumptions and estimates used, the estimated future cash flows projected in the evaluation of long-lived assets can vary within a wide range of outcomes. We consider the likelihood of possible outcomes in determining the best estimate of future cash flows. The measurement for such an impairment loss is then based on the fair value of the asset as determined by discounted cash flows. We operated 155 restaurants as of November 17, 2010 and periodically experience unanticipated changes in our assumptions and estimates. Those changes could have a significant impact on discounted cash flow models with a corresponding significant impact on the measurement of an impairment. We believe we have 5 locations with an aggregate net carrying value of assets held for use of $1.5 million where it is possible that an impairment charge could be taken over the next 12 months. Gains are not recognized until the assets are disposed.

We evaluate the useful lives of our intangible assets, primarily the Fuddruckers trade name and franchise agreements to determine if they are definite or indefinite-lived. Reaching a determination or useful life requires significant judgments and assumptions regarding the future effects of obsolescence, contract term, demand, competition, other economic factors (such as the stability of the industry, legislative action that results in an uncertain or changing regulatory environment, and expected changes in distribution channels), the level of required maintenance expenditures, and the expected lives of other related groups of assets.

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

NEW ACCOUNTING PRONOUNCEMENTS

In July 2010, the FASB issued guidance to enhancement disclosures about the credit quality of a creditor’s financing receivables and the adequacy of its allowance for credit loses. The amended guidance is effective for period-end balances beginning with the first interim or annual reporting period ending on or after December 15, 2010. The amended guidance is effective for activity during a reporting period beginning with the first interim or annual reporting period beginning on or after December 15, 2010. We are currently evaluating the impact on our consolidated financial statements.

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

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains statements that are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements contained in this Form 10-Q, other than statements of historical facts, are “forward-looking statements” for purposes of these provisions, including any statements regarding:

•	future operating results;

•	future capital expenditures, including expected reductions in capital expenditures;

•	future debt, including liquidity and the sources and availability of funds related to debt;

•	plans for our new prototype restaurants;

•	plans for expansion of our business;

•	scheduled openings of new units;

•	closing existing units;

•	effectiveness of management’s Cash Flow Improvement and Capital Redeployment Plan;

•	future sales of assets and the gains or losses that may be recognized as a result of any such sales; and

•	continued compliance with the terms of our 2009 Credit Facility, as amended

In some cases, investors can identify these statements by forward-looking words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “outlook,” “may” “should,” “will,” and “would” or similar words. Forward-looking statements are based on certain assumptions and analyses made by management in light of their experience and perception of historical trends, current conditions, expected future developments and other factors we believe are relevant. Although management believes that our assumptions are reasonable based on information currently available, those assumptions are subject to significant risks and uncertainties, many of which are outside of our control. The following factors, as well as the factors set forth in Item 1A of this Form 10-Q and any other cautionary language in this Form 10-Q, provide examples of risks, uncertainties, and events that may cause our financial and operational results to differ materially from the expectations described in our forward-looking statements:

•	general business and economic conditions;

•	the impact of competition;

•	our operating initiatives, changes in promotional, couponing and advertising strategies and the success of management’s business plans;

•	fluctuations in the costs of commodities, including beef, poultry, seafood, dairy, cheese, oils and produce;

•	ability to raise menu prices and customers acceptance of changes in menu items;

•	increases in utility costs, including the costs of natural gas and other energy supplies;

•	changes in the availability and cost of labor, including the ability to attract qualified managers and team members;

•	the seasonality of the business;

•	collectability of accounts receivable;

•	changes in governmental regulations, including changes in minimum wages and health care benefit regulation;

•	the effects of inflation and changes in our customers’ disposable income, spending trends and habits;

•	the ability to realize property values;

•	the availability and cost of credit;

•	weather conditions in the regions our restaurants operate;

•	costs relating to legal proceedings;

•	impact of adoption of new accounting standards;

•	effects of actual or threatened future terrorist attacks in the United States;

•	unfavorable publicity relating to operations, including publicity concerning food quality, illness or other health concerns or labor relations; and

•	the continued service of key management personnel

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

We are exposed to market risk from changes in interest rates affecting our variable-rate debt. During the quarter ended November 17, 2010, the total amount of debt subject to interest rate fluctuations outstanding under our Amended New Credit Facility was $39.5 million. Assuming an average debt balance of $39.5 million, a 1.0% increase in prevailing interest rates above our 4.00% interest rate floor per our 2009 Credit Facility as amended, effective July 26, 2010, would increase our annual interest expense by $0.4 million.

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

Evaluation of Disclosure Controls and Procedures

Management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of November 17, 2010. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of November 17, 2010, our disclosure controls and procedures were effective in providing reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended November 17, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II - OTHER INFORMATION

Item 1.	Legal Proceedings

There have been no material changes to our legal proceedings as disclosed in “Legal Proceedings” in Item 3 of Part I of our Annual Report on Form 10-K for the fiscal year ended August 25, 2010.

Item 6.	Exhibits

4.1	Third Amendment to Credit Agreement, dated as of September 30, 2010, among the Company, the lenders from time to time party thereto, Wells Fargo Bank, National Association, as administrative agent, and Amegy Bank National Association, as syndication agent (incorporated by reference to Exhibit 4(f) to the Company’s Annual Report on Form 10-K for the fiscal year ended August 25, 2010 (File No. 001-08308)).

4.2	Fourth Amendment to Credit Agreement, dated as of October 30, 2010, among the Company, the lenders from time to time party thereto, Wells Fargo Bank, National Association, as administrative agent, and Amegy Bank National Association, as syndication agent (incorporated by reference to Exhibit 4(g) to the Company’s Annual Report on Form 10-K for the fiscal year ended August 25, 2010 (File No. 001-08308)).

31.1	Rule 13a-14(a)/15d-14(a) certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Rule 13a-14(a)/15d-14(a) certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Section 1350 certification of the Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Section 1350 certification of the Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LUBY’S, INC. (Registrant)

Date: December 20, 2010	By:	/s/ Christopher J. Pappas
Christopher J. Pappas President and Chief Executive Officer (Principal Executive Officer)

Date: December 20, 2010	By:	/s/ K. Scott Gray
K. Scott Gray
Senior Vice President, Chief Financial Officer and (Principal Financial and Accounting Officer)

EXHIBIT INDEX

4.1	Third Amendment to Credit Agreement, dated as of September 30, 2010, among the Company, the lenders from time to time party thereto, Wells Fargo Bank, National Association, as administrative agent, and Amegy Bank National Association, as syndication agent (incorporated by reference to Exhibit 4(f) to the Company’s Annual Report on Form 10-K for the fiscal year ended August 25, 2010 (File No. 001-08308)).

4.2	Fourth Amendment to Credit Agreement, dated as of October 30, 2010, among the Company, the lenders from time to time party thereto, Wells Fargo Bank, National Association, as administrative agent, and Amegy Bank National Association, as syndication agent (incorporated by reference to Exhibit 4(g) to the Company’s Annual Report on Form 10-K for the fiscal year ended August 25, 2010 (File No. 001-08308)).

31.1	Rule 13a-14(a)/15d-14(a) certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Rule 13a-14(a)/15d-14(a) certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Section 1350 certification of the Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Section 1350 certification of the Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.