Form 10-Q
period 2011-02-09
LUBYS INC
filed 2011-03-11
CIK 16099

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 9, 2011

or

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

As of March 4, 2011, there were 28,111,146 shares of the registrant’s common stock outstanding.

Luby’s, Inc.

Form 10-Q

Quarter ended February 9, 2011

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

Part I - FINANCIAL INFORMATION

Item 1.	Financial Statements

Luby’s, Inc.

Consolidated Balance Sheets

(In thousands, except share data)

	February 9, 2011	August 25, 2010
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$977	$2,300
Trade accounts and other receivables, net	2,506	2,213
Food and supply inventories	3,647	3,097
Prepaid expenses	1,413	1,041
Assets related to discontinued operations	202	78
Deferred income taxes	789	431

Total current assets	9,534	9,160
Property held for sale	1,077	1,828
Assets related to discontinued operations	13,041	18,419
Property and equipment, net	167,437	172,040
Intangible assets, net	28,646	29,292
Goodwill	195	195
Deferred incomes taxes	10,877	9,672
Other assets	1,650	1,737

Total assets	$232,457	$242,343

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$11,974	$12,514
Liabilities related to discontinued operations	297	924
Credit facility debt	36,000	—
Accrued expenses and other liabilities	17,443	19,007

Total current liabilities	65,714	32,445
Credit facility debt	—	41,500
Liabilities related to discontinued operations	815	940
Other liabilities	5,778	6,097

Total liabilities	72,307	80,982

Commitments and Contingencies
SHAREHOLDERS’ EQUITY
Common stock, $0.32 par value; 100,000,000 shares authorized; shares issued were 28,611,146 and 28,564,024, respectively; shares outstanding were 28,111,146 and 28,064,024, respectively	9,156	9,140
Paid-in capital	23,433	23,089
Retained earnings	132,336	133,907
Less cost of treasury stock, 500,000 shares	(4,775)	(4,775)

Total shareholders’ equity	160,150	161,361

Total liabilities and shareholders’ equity	$232,457	$242,343

The accompanying notes are an integral part of these consolidated financial statements.

Luby’s, Inc.

Consolidated Statements of Operations (unaudited)

(In thousands except per share data)

	Quarter Ended		Two Quarters Ended
	February 9, 2011	February 10, 2010	February 9, 2011	February 10, 2010
	(12 weeks)	(12 weeks)	(24 weeks)	(24 weeks)
SALES:
Restaurant sales	$71,757	$50,800	$142,047	$99,828
Culinary contract services	3,127	2,959	6,459	6,251
Franchise revenue	1,520	—	3,021	—
Vending revenue	132	—	285	—

TOTAL SALES	76,536	53,759	151,812	106,079
COSTS AND EXPENSES:
Cost of food	21,399	13,928	42,259	27,113
Payroll and related costs	25,190	18,108	50,234	36,877
Other operating expenses	16,843	10,834	35,040	22,950
Opening costs	38	121	144	152
Cost of culinary contract services	2,879	2,788	5,864	5,716
Depreciation and amortization	3,983	3,487	8,180	7,041
General and administrative expenses	6,491	5,003	13,004	10,485
Provision for asset impairments, net	—	32	—	32
Net gain on disposition of property and equipment	(35)	(1,041)	(28)	(724)

Total costs and expenses	76,788	53,260	154,697	109,642

INCOME (LOSS) FROM OPERATIONS	(252)	499	(2,885)	(3,563)
Interest income	1	7	4	16
Interest expense	(553)	(44)	(1,171)	(172)
Impairment charge for decrease in fair value of investments	—	20	—	(438)
Other income, net	318	215	559	412

Income (loss) before income taxes and discontinued operations	(486)	697	(3,493)	(3,745)
Provision (benefit) for income taxes	(275)	556	(1,181)	(811)

Income (loss) from continuing operations	(211)	141	(2,312)	(2,934)
Income (loss) from discontinued operations, net of income taxes	928	(563)	741	(1,205)

NET INCOME (LOSS)	$717	$(422)	$(1,571)	$(4,139)

Loss per share from continuing operations:
Basic	$(0.01)	$—	$(0.08)	$(0.11)
Assuming dilution	(0.01)	—	(0.08)	(0.11)

Income (loss) per share from discontinued operations:
Basic	$0.03	$(0.02)	$0.02	$(0.04)
Assuming dilution	0.03	(0.02)	0.02	(0.04)

Net income (loss) per share:
Basic	$0.02	$(0.02)	$(0.06)	$(0.15)
Assuming dilution	0.02	(0.02)	(0.06)	(0.15)

Weighted average shares outstanding:
Basic	28,172	28,121	28,168	28,117
Assuming dilution	28,172	28,127	28,168	28,117

The accompanying notes are an integral part of these consolidated financial statements.

Luby’s, Inc.

Consolidated Statement of Shareholders’ Equity (unaudited)

(In thousands)

	Common Stock				Paid-In Capital	Retained Earnings	Total Shareholders’ Equity
	Issued		Treasury
	Shares	Amount	Shares	Amount
BALANCE AT AUGUST 25, 2010	28,564	$9,140	(500)	$(4,775)	$23,089	$133,907	$161,361
Net loss	—	—	—	—	—	(1,571)	(1,571)
Common stock issued under nonemployee director plans	2	1	—	—	3	—	4
Common stock issued under employee benefit plans	5	2	—	—	21	—	23
Excess tax benefits from stock options	—	—	—	—	2	—	2
Share-based compensation expense	40	13	—	—	318	—	331

BALANCE AT FEBRUARY 9, 2011	28,611	$9,156	(500)	$(4,775)	$23,433	$132,336	$160,150

The accompanying notes are an integral part of these consolidated financial statements.

Luby’s, Inc.

Consolidated Statements of Cash Flows (unaudited)

(In thousands)

	Two Quarters ended
	February 9, 2011	February 10, 2010
	(24 weeks)	(24 weeks)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,571)	$(4,139)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Provision for asset impairments, net of gains and losses on property sales	(1,705)	(2,267)
Depreciation and amortization	8,182	7,288
Impairment charge for decrease in fair value of investments, net of gains	—	438
Amortization of debt issuance cost	417	85
Non-cash compensation expense	129	126
Share-based compensation expense	202	466
Tax benefit on stock options	(2)	—
Deferred tax benefit	(1,195)	(1,626)

Cash provided by operating activities before changes in operating assets and liabilities	4,457	371
Changes in operating assets and liabilities:
Increase in trade accounts and other receivables, net	(293)	(478)
Decrease (increase) in food and supply inventories	(551)	302
Decrease (increase) in prepaid expenses and other assets	(521)	419
Decrease in accounts payable, accrued expenses and other liabilities	(3,010)	(6,277)

Net cash provided by (used in) operating activities	82	(5,663)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from redemption or maturity of investments	—	1,414
Proceeds from disposal of assets and property held for sale	7,541	5,768
Acquisition of Fuddruckers assets	(265)	—
Purchases of property and equipment	(2,985)	(1,542)

Net cash provided by investing activities	4,291	5,640

CASH FLOWS FROM FINANCING ACTIVITIES:
Credit facility borrowings	88,100	20,100
Credit facility repayments	(93,600)	(20,100)
Debt issuance costs	(225)	(105)
Tax benefit on stock options	2	—
Proceeds received on the exercise of stock options	27	—

Net cash used in financing activities	(5,696)	(105)

Net decrease in cash and cash equivalents	(1,323)	(128)
Cash and cash equivalents at beginning of period	2,300	882

Cash and cash equivalents at end of period	$977	$754

Cash paid for:
Income taxes	$—	$—
Interest	876	68

The accompanying notes are an integral part of these consolidated financial statements.

Luby’s, Inc.

Notes to Consolidated Financial Statements (unaudited)

February 9, 2011

Note 1. Basis of Presentation

The accompanying unaudited consolidated financial statements of Luby’s, Inc. (the “Company” or “Luby’s”) have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements that are prepared for the Company’s Annual Report on Form 10-K. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the period ended February 9, 2011 are not necessarily indicative of the results that may be expected for the fiscal year ending August 31, 2011.

The consolidated balance sheet dated August 25, 2010, included in this Form 10-Q, has been derived from the audited consolidated financial statements at that date. However, this Form 10-Q does not include all of the information and footnotes required by GAAP for an annual filing of complete financial statements. Therefore, these financial statements should be read in conjunction with the audited consolidated financial statements and footnotes included in the Company’s Annual Report on Form 10-K for the fiscal year ended August 25, 2010.

The results of operations, assets and liabilities for all units included in the disposal plan discussed in Note 7 have been reclassified to discontinued operations in the statements of operations and balance sheets for all periods presented.

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

Note 3. Acquisition

Luby’s, Inc., through its subsidiary, Luby’s Fuddruckers Restaurants, LLC (“LFR”), purchased substantially all of the assets of Fuddruckers, Inc., Magic Brands, LLC and certain of their affiliates (collectively, “Fuddruckers”) on July 26, 2010 for $63.1 million in cash. LFR assumed $4.3 million of Fuddruckers’ obligations, real estate leases and contracts. The Company funded the purchase with cash and an expansion of its credit facility. During the first quarter ended November 17, 2010, the Company acquired one additional Fuddruckers location for additional consideration of approximately $0.3 million.

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

The trade name primarily relates to Fuddruckers, which the Company believes has an estimated accounting life of 21 years based on the expected use of its assets and the restaurant environment in which it is being used. The value assigned to the trade name will be amortized over the estimated accounting life of 21 years. The trade name represents a respected brand with positive customer loyalty; which the Company intends to cultivate and protect the use of the trade name. The franchise agreements, after considering renewal periods, have an estimated accounting life of 21 years and will be amortized over this period of time. The Company recorded $0.6 million of amortization expense during the first two quarters of fiscal year 2011, which is classified as depreciation and amortization expense in the accompanying consolidated statement of operations. The full year amortization of the trade name and the franchise agreements is expected to total $1.4 million. Because the value of these assets will be amortized using the straight-line method over 21 years, the annual amortization will be the same total each year.

A portion of the acquired lease portfolio contained favorable and unfavorable leases. Acquired lease terms were compared to current market lease terms to determine if the acquired leases were below or above the current rates tenants would pay for similar leases. The favorable lease assets totaled $0.7 million and $0.8 million at February 9, 2011 and August 25, 2010, respectively, and are recorded in other assets and, after considering renewal periods, have an estimated weighted average life of approximately 5.8 years at February 9, 2011. The unfavorable leases totaled $2.6 million and $2.9 million at February 9, 2011 and August 25, 2010, respectively, and are recorded in other liabilities and, after considering renewal periods, have an estimated weighted average life of approximately 6.9 years at February 9, 2011. The favorable and unfavorable leases are amortized to rent expense on a straight line basis over the lives of the related leases. The following table shows the prospective amortization of the favorable lease assets and unfavorable lease liabilities:

	Fiscal Year Ended
	August 31, 2011	August 29, 2012	August 28, 2013	August 27, 2014	August 26, 2015
			(In thousands)
Favorable	$130	$130	$130	$130	$130

Unfavorable	$570	$448	$380	$380	$228

The Company also recorded an intangible asset for goodwill in the amount of $0.2 million. Goodwill is considered to have an indefinite useful life and is not amortized. Goodwill was $0.2 million as of February 9, 2011 and August 25, 2010.

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

Non-recurring fair value measurements related to impaired property and equipment consisted of the following:

		Fair Value Measurement Using
	Two Quarters Ended February 9, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Impairments
Long-lived assets related to discontinued operations	$5,218	$—	$—	$5,218	$(467)

There were no impairments of assets related to discontinued operations during the two quarters ended February 10, 2010.

As of February 9, 2011 and August 25, 2010, the Company had no assets required to be measured at fair value on a recurring basis. The carrying value of cash and cash equivalents, trade accounts and other receivable, accounts payable, accrued expenses and debt approximate fair value based on the short-term nature of these accounts.

Note 5. Income Taxes

No cash payments of estimated federal income taxes were made during the two quarters ended February 9, 2011.

Deferred tax assets and liabilities are recorded based on differences between the financial reporting basis and the tax basis of assets and liabilities using currently enacted rates and laws that will be in effect when the differences are expected to reverse. Deferred tax assets are recognized to the extent future taxable income is expected to be sufficient to utilize those assets prior to their expiration. If current available information and projected future results raises doubt about the realization of the deferred tax assets, a valuation allowance is necessary. Such a valuation allowance was established in the fourth quarter ended August 26, 2009 of fiscal year 2009 through a charge to income tax expense which adversely affected the Company’s reported operating results. Management concluded that for the quarter ended November 17, 2010, an increase in the valuation allowance of $0.1 million was necessary. No adjustment was made to the valuation allowance for the quarter ended February 9, 2011. The valuation allowance partially offsets the Company’s deferred tax assets related to net operating loss carryovers to future years and its carryover of employment tax credits.

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

Note 6. Property and Equipment

The cost, net of impairment, and accumulated depreciation of property and equipment at February 9, 2011 and August 25, 2010, together with the related estimated useful lives used in computing depreciation and amortization, were as follows:

	February 9, 2011	August 25, 2010	Estimated Useful Lives
	(In thousands)
Land	$55,468	$55,468	—
Restaurant equipment and furnishings	101,683	100,118	3 to 15 years
Buildings	164,768	164,421	20 to 33 years
Leasehold and leasehold improvements	27,877	27,516	Lesser of lease term or estimated useful life
Office furniture and equipment	6,617	6,322	3 to 10 years
Construction in progress	389	336	—

	356,802	354,181
Less accumulated depreciation and amortization	(189,365)	(182,141)

Property and equipment, net	$167,437	$172,040

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

The Company recognized the following impairment charges (credits) to income from operations:

	Two Quarters ended
	February 9, 2011	February 10, 2010
	(24 weeks)	(24 weeks)
	(In thousands, except per share data)
Provision for asset impairments	$—	$32
Net gain on disposition of property and equipment	(28)	(724)

	$(28)	$(692)

Effect on EPS:
Basic	—	(0.02)
Assuming dilution	—	(0.02)

The net gain for the two quarters ended February 9, 2011 includes the results of normal asset retirements and the sale of one previously closed restaurant property that was held for sale.

The net gain for the two quarters ended February 10, 2010 includes the results of normal asset retirements and the sale of an easement right associated with a restaurant property.

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

Assets related to discontinued operations include food inventory, prepaid expenses, deferred tax assets, unimproved land, closed restaurant properties and related equipment for locations classified as discontinued operations. The following table sets forth the assets and liabilities for all discontinued operations:

	February 9, 2011	August 25, 2010
	(in thousands)
Prepaid expenses	$76	$78
Deferred income taxes	126	—

Assets related to discontinued operations – current	$202	$78

Property and equipment	$12,971	$17,692
Deferred income taxes	62	717
Other assets	8	10

Assets related to discontinued operations – non-current	$13,041	$18,419

Deferred income taxes	$—	$162
Accrued expenses and other liabilities	297	762

Liabilities related to discontinued operations – current	$297	$924

Other liabilities	$815	$940

Liabilities related to discontinued operations – non-current	$815	$940

No impairments related to discontinued operations were recognized in the first two quarters of fiscal year 2010. However, in the first two quarters of fiscal year 2011, four properties were further impaired by a total of $0.5 million.

In the second quarter of fiscal year 2011, the Company sold three closed properties and recognized a gain of $1.9 million. One property was sold in the first quarter of fiscal year 2011 and a gain of $0.2 million was recognized. The Company also terminated two in-line (strip shopping center) lease agreements in the first quarter of fiscal year 2011.

As of August 25, 2010, the Company had 23 properties classified as discontinued operations assets. As of August 25, 2010, the asset carrying value of the owned properties was $17.7 million and is included in assets related to discontinued operations. The asset carrying values of the ground leases and in-line leases have previously been impaired to zero.

As of February 9, 2011, the Company had 17 properties classified as discontinued operations assets. As of February 9, 2011, the asset carrying value of the owned properties was $13.0 million and is included in assets related to discontinued operations. The asset carrying values of the ground leases have previously been impaired to zero.

The Company is actively marketing these properties for lease or sale and the Company’s results of discontinued operations will be affected by the disposal of properties related to discontinued operations to the extent proceeds from the sales exceed or are less than net book value.

The following table sets forth the sales and pretax losses reported for all discontinued locations:

	Two Quarters ended
	February 9, 2011	February 10, 2010
	(24 weeks)	(24 weeks)
	(In thousands, except discontinued locations)
Sales	$—	$3,145
Pretax income (loss)	1,002	(1,859)
Income tax benefit (expense) on discontinued operations	(261)	654
Net income (loss) on discontinued operations	741	(1,205)
Discontinued locations closed during the period	0	23

The Company incurred zero and $0.7 million in employee settlement costs in the first two quarters of fiscal years 2011 and 2010, respectively.

The following table summarizes discontinued operations for the first two quarters of fiscal years 2011 and 2010:

	Two Quarters ended
	February 9, 2011	February 10, 2010
	(24 weeks)	(24 weeks)
	(In thousands, except per share data)
Impairments	$(467)	$—
Gains	2,144	1,575

Net gains	1,677	1,575
Other	(936)	(2,780)

Discontinued operations	$741	$(1,205)

Effect on EPS from discontinued operations - basic	$0.02	$(0.04)

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

At February 9, 2011, the Company had a total of two owned properties and one ground lease recorded at approximately $1.1 million in property held for sale. At August 25, 2010, the Company had three owned properties and one ground lease recorded at approximately $1.8 million in property held for sale. The Company is actively marketing the locations currently classified as property held for sale.

The Company sold one property held for sale during the second quarter of fiscal year 2011 resulting in a gain of $35,000.

The Company’s results of continuing operations will be affected to the extent proceeds from sales exceed or are less than net book value.

Note 8. Commitments and Contingencies

Off-Balance Sheet Arrangements

The Company has no off-balance sheet arrangements.

Pending Claims

Certain current and former hourly restaurant employees filed a lawsuit against the Company in the U.S. District Court for the Southern District of Texas alleging violations of the Fair Labor Standards Act with respect to the inclusion of certain employees in a tip pool. The lawsuit seeks back wages, penalties and attorney’s fees and was conditionally certified as a collective action in October 2008. On October 22, 2010, the Company agreed to a court settlement amount of $1.6 million, recognized in general and administrative expenses in the fourth quarter fiscal year 2010. The Company has made related payments of $0.6 million as of February 9, 2011, will continue making payments during fiscal year 2011 and expects to complete all payments by the end of calendar year 2011.

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

Construction Activity

From time to time, the Company enters into non-cancelable contracts for the construction of its new restaurants. This construction activity exposes the Company to the risks inherent in new construction including but not limited to rising material prices, labor shortages, delays in getting required permits and inspections, adverse weather conditions, and injuries sustained by workers. The Company has no non-cancelable contracts as of February 9, 2011.

Note 9. Related Parties

Affiliate Services

The Company’s Chief Executive Officer, Christopher J. Pappas, and Chief Operating Officer, Harris J. Pappas, own two restaurant entities (the “Pappas entities”) that from time to time may provide services to the Company and its subsidiaries, as detailed in the Master Sales Agreement dated December 9, 2005 among the Company and the Pappas entities.

Under the terms of the Master Sales Agreement, the Pappas entities may provide specialized (customized) equipment fabrication and basic equipment maintenance, including stainless steel stoves, shelving, rolling carts, and chef tables. The total costs under the Master Sales Agreement of custom-fabricated and refurbished equipment in the two quarters ended February 9, 2011 and February 10, 2010 were $22,700 and $32,500, respectively. Services provided under this agreement are subject to review and approval by the Finance and Audit Committee of the Company’s Board of Directors.

Operating Leases

The Company leases from an unrelated third party a property that combines both the offices of the Company’s Facility Services and Warehouse Operations. The property is approximately 60,000 square feet.

In the third quarter of fiscal year 2004, Messrs. Pappas became partners in a limited partnership which purchased a retail strip center in Houston, Texas. Messrs. Pappas collectively own a 50% limited partnership interest and a 50% general partnership interest in the limited partnership. A third party company manages the center. One of the Company’s restaurants has rented and occupied space in that center since July of 1969. In November of 2006, the Company executed a new lease agreement with respect to this restaurant along with a relocation into a new space in that center in July of 2008. The new lease agreement was approved by the Finance and Audit Committee of our Board of Directors.

On November 22, 2006, the Company executed a new lease agreement in connection with the replacement of the existing restaurant with a new prototype restaurant in the retail strip center described above. The new restaurant opened in July 2008 and the new lease agreement provides for a primary term of approximately twelve years with two subsequent five-year options. The new lease also gives the landlord an option to buy out the agreement on or after the calendar year 2015 by paying the unamortized cost of the Company’s improvements. The Company is currently obligated to pay rent of $20.00 per square foot ($22.00 per square foot beginning January 2014) plus maintenance, taxes, and insurance during the primary term of the lease. Thereafter, the lease provides for increases in rent at set intervals. The Company made payments of $175,000 and $144,000 in the two quarters ended February 9, 2011 and February 10, 2010, respectively. The new lease agreement was approved by the Finance and Audit Committee and full Board of Directors.

Affiliated rents paid for a Houston restaurant property lease represented 3.0% and 5.6% of total rents for continuing operations for the two quarters ended February 9, 2011 and February 10, 2010, respectively.

	Two Quarters ended
	February 9, 2011	February 10, 2010
	(24 weeks)	(24 weeks)
	(In thousands, except percentages)
AFFILIATED COSTS INCURRED:
General and administrative expenses – professional and other costs	$29	$33
Capital expenditures – custom-fabricated and refurbished equipment and furnishings	23	33
Other operating expenses and opening costs, including property leases	149	153

Total	$201	$219

RELATIVE TOTAL COMPANY COSTS:
General and administrative expenses	$13,004	$10,485
Capital expenditures	2,985	1,542
Other operating expenses and opening costs	35,184	23,102

Total	$51,173	$35,129

AFFILIATED COSTS INCURRED AS A PERCENTAGE OF RELATIVE TOTAL COMPANY COSTS	0.39%	0.62%

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

On July 26, 2010, Christopher and Harris Pappas guaranteed the payment of up to $13.0 million of the Company’s indebtedness under the revolving credit facility in connection with the expansion of the Company’s revolving credit facility that accompanied the Company’s acquisition of substantially all of the assets of Fuddruckers. The maximum amount of this guaranty was reduced to $9.5 million on February 28, 2011 and will be reduced to $6.0 million on May 31, 2011.

On February 1, 2011, the Board of Directors of the Company approved the renewal of a consultant agreement with Ernest Pekmezaris, the Company’s former Chief Financial Officer. Under the agreement, Mr. Pekmezaris will continue to furnish to the Company advisory and consulting services related to finance and accounting matters and other related consulting services. The agreement was renewed for twelve months at the same monthly rate, expiring on January 31, 2012. Mr. Pekmezaris is also the Treasurer of Pappas Restaurants, Inc. Compensation for the services provided by Mr. Pekmezaris to Pappas Restaurants, Inc. is paid entirely by that entity.

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

Paulette Gerukos, Vice President of Human Resources of the Company, is the sister-in-law of Harris J. Pappas, the Chief Operating Officer.

Note 10. Share-Based Compensation

Stock Options

The Company has an Incentive Stock Plan for officers and employees (“Employee Stock Plans”) and a Non-employee Director Stock Option Plan for non-employee directors. These plans authorize the granting of stock options, restricted stock and other types of awards consistent with the purpose of the plans. Approximately 2.7 million shares were authorized for issuance under the Company’s plans as of February 9, 2011, of which approximately 0.9 million shares were available for future issuance. Stock options granted under the Incentive Stock Plan and the Non-employee Director Stock Option Plan have an exercise price equal to the market price of the Company’s common stock at the date of grant. Option awards under the Employee Stock Plans generally vest 25% each year on the anniversary of the grant date and expire six to ten years from the grant date. Option awards under the Non-employee Director Stock Option Plan generally vest 100% on the first anniversary of the grant date and expire ten years from the grant date.

A summary of the Company’s stock option activity for the two quarters ended February 9, 2011 is presented below:

	Shares Under Fixed Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
			(Years)	(In thousands)
Outstanding at August 25, 2010	1,296,887	$7.53	4.4	$711
Granted	106,533	5.39	6.6	33
Exercised	7,125	3.77	—	—
Forfeited or Expired	34,473	9.00	—	—

Outstanding at February 9, 2011	1,361,822	$7.35	4.4	$930

Exercisable at February 9, 2011	805,573	$9.15	2.8	$291

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

A summary of the Company’s restricted stock activity for the two quarters ended February 9, 2011 is presented in the following table:

	Restricted Stock Units	Weighted-Average Fair Value	Weighted-Average Remaining Contractual Term
		(Per share)	(Years)
Unvested at August 25, 2010	65,189	$8.13	0.8
Granted	77,769	5.39	2.8
Vested	30,189	11.10	—
Forfeited	—	—	—

Unvested at February 9, 2011	112,769	$5.45	2.2

Note 11. Earnings Per Share

Basic net income per share is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding and unvested restricted stock for the reporting period. Diluted net income per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. For the calculation of diluted net income per share, the basic weighted average number of shares is increased by the dilutive effect of stock options determined using the treasury stock method. Stock options with exercise prices exceeding current market prices that were excluded from the computations of net income per share amounted to approximately 1,009,000 shares for the quarter ended February 10, 2010. Due to losses from continuing operations for the quarter ended February 9, 2011 and the two quarters ended February 9, 2011 and February 10, 2010 the denominator for earnings per share assuming dilution is equal to the denominator for basic earnings per share.

The components of basic and diluted net income per share are as follows:

	Quarter Ended		Two Quarters Ended
	February 9, 2011	February 10, 2010	February 9, 2011	February 10, 2010
	(12 weeks)	(12 weeks)	(24 weeks)	(24 weeks)
	(In thousands except share data)
Numerator:
Income (loss) from continuing operations	$(211)	$141	$(2,312)	$(2,934)
Loss from discontinued operations	928	(563)	741	(1,205)

Net income (loss)	$717	$(422)	$(1,571)	$(4,139)

Denominator:
Denominator for basic earnings per share – weighted-average shares	28,172	28,121	28,168	28,117
Effect of potentially dilutive securities:
Employee and non-employee stock options	—	6	—	—

Denominator for earnings per share assuming dilution	28,172	28,127	28,168	28,117

Income (loss) per share from continuing operations:
Basic	$(0.01)	$—	$(0.08)	$(0.11)
Assuming dilution	$(0.01)	$—	$(0.08)	$(0.11)

Loss per share from discontinued operations:
Basic	$0.03	$(0.02)	$0.02	$(0.04)
Assuming dilution	$0.03	$(0.02)	$0.02	$(0.04)

Net income (loss) per share:
Basic	$0.02	$(0.02)	$(0.06)	$(0.15)
Assuming dilution	$0.02	$(0.02)	$(0.06)	$(0.15)

Note 12. New Adopted Accounting Pronouncements

ASU 2009-17 codifies SFAS No. 167, “Amendments to FASB Interpretation No. 46(R).” ASU 2009-17 eliminates exceptions to consolidating qualifying special-purpose entities, contains new criteria for determining the primary beneficiary, and increases the frequency of required reassessments to determine whether a company is the primary beneficiary of a variable interest entity. ASU 2009-17 changes how a company determines when an entity that is insufficiently capitalized or is not controlled through voting or similar rights should be consolidated and also contains a new requirement that any term, transaction, or arrangement that does not have a substantive effect on an entity’s status as a variable interest entity, a company’s power over a variable interest entity, or a company’s obligation to absorb losses or its right to receive benefits of an entity must be disregarded. The determination of whether a company is required to consolidate an entity is based on, among other things, an entity’s purposes and design and a company’s ability to direct the activities of the entity that most significantly impacts the entity’s economic performance. ASU 2009-17 is effective for the Company’s 2011 fiscal year, and its implementation had no material affect on the Company’s consolidated financial statements.

In January 2010, the FASB issued ASU No. 2010-06, Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements. This guidance amends the disclosure requirements related to recurring and nonrecurring fair value measurements and requires new disclosures on the transfers of assets and liabilities between Level 1 (quoted prices in active market for identical assets or liabilities) and Level 2 (significant other observable inputs) of the fair value measurement hierarchy, including the reasons and the timing of the transfers. Additionally, the guidance requires a roll forward of activities on purchases, sales, issuance and settlements of the assets and liabilities measured using significant unobservable inputs (Level 3 fair value measurements). The guidance became effective for the Company’s 2011 fiscal year, and its implementation had no material affect on the Company’s consolidated financial statements.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s discussion and analysis of financial condition and results of operations should be read in conjunction with the unaudited consolidated financial statements and footnotes for the period ended February 9, 2011 included in Item 1 of Part I of this Quarterly Report on Form 10-Q, and the audited consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended August 25, 2010.

The following presents an analysis of the results and financial condition of our continuing operations. Except where indicated otherwise, the results of discontinued operations are excluded from this discussion.

Overview

Luby’s, Inc. is a multi-branded company operating in the restaurant industry and the contract food services industry. Our primary brands include Luby’s Cafeterias, Luby’s Culinary Contract Services and Fuddruckers. Also included in our brands are Luby’s, Etc. and Koo Koo Roo Chicken Bistro. We purchased substantially all of the assets of Fuddruckers, Inc., Magic Brands, LLC and certain of their affiliates (collectively, “Fuddruckers”) in July 2010; accordingly, the first quarter ended November 17, 2010 represents the first full fiscal quarter in which the operations of Fuddruckers branded restaurants are included in our results of operations.

As of February 9, 2011, we owned and operated 155 restaurants, of which 95 are traditional cafeterias, 56 are gourmet hamburger restaurants, 3 are upscale fast serve chicken restaurants, and one primarily serves seafood. These establishments are located in close proximity to retail centers, business developments and residential areas mostly throughout the United States.

Also as of February 9, 2011, we operated 19 culinary contract service facilities. These facilities are located within healthcare and education settings in Texas and Louisiana. These facilities provide food service options to varied populations including in-hospital-room patient meal service, retail food-court style restaurant dining, and coffee/snack kiosks.

Also as of February 9, 2011, we are a franchisor for a network of 129 Fuddruckers restaurants. The owners of these franchise units pay royalty revenue to us as a franchisor.

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

Same-Store Sales

The restaurant business is highly competitive with respect to food quality, concept, location, price, and service, all of which may have an effect on same-store sales. Our same-store sales calculation measures the relative performance of a certain group of restaurants. To qualify for inclusion in this group, a store must have been in operation for 18 consecutive accounting periods. Our Fuddruckers units will not be included in this measurement until after we have operated them for the required period. Stores that close on a permanent basis are removed from the group in the fiscal quarter when operations cease at the restaurant, but remain in the same-store group for previously reported fiscal quarters. Although management believes this approach leads to more effective year-over-year comparisons, neither the time frame nor the exact practice may be similar to those used by other restaurant companies.

RESULTS OF OPERATIONS

For the Second Quarter and Year-to-Date Fiscal Year 2011 versus the Second Quarter and Year-to-Date Fiscal Year 2010

Sales

Total sales increased approximately $22.8 million, or 42.4%, in the quarter ended February 9, 2011 compared to the quarter ended February 10, 2010, consisting of a $21.0 million increase in restaurant sales, $1.5 million in Fuddruckers franchise revenue, a $0.2 million increase in Culinary Contract sales, and $0.1 million in vending revenue from our Company-operated Fuddruckers units. The $21.0 million increase in restaurant sales included a $1.4 million increase in sales at Luby’s Cafeteria-branded restaurants and $19.6 million in sales from Fuddruckers-branded restaurants in the quarter ended February 9, 2011. On a same-store basis, restaurant sales at the Luby’s Cafeteria restaurants increased 2.7% during the quarter ended February 9, 2011 compared to the quarter ended February 10, 2010. The year-over-year same store sales increase of 2.7% in the quarter ended February 9, 2011 compared to a year-over-year decrease of 12.5% in the quarter ended February 10, 2010. The improved same store sales is primarily due to improving economic conditions and our focus on local restaurant marketing efforts and limited time offers used to generate customer traffic at the Luby’s Cafeteria restaurant units, partially offset by unusual weather that we estimate reduced sales by approximately $0.9 million in the quarter ended February 9, 2011.

Total sales increased approximately $45.7 million, or 43.1%, in the two quarters ended February 9, 2011 compared to the two quarters ended February 10, 2010, consisting of a $42.2 million increase in restaurant sales, $3.0 million in Fuddruckers franchise revenue, a $0.2 million increase in Culinary Contract sales, and $0.3 million in vending revenue from our Company-operated Fuddruckers units. The $42.2 million increase in restaurant sales included a $3.5 million increase in sales at Luby’s Cafeteria-branded restaurants and $38.7 million in sales from Fuddruckers-branded restaurants in the two quarters ended February 9, 2011. On a same-store basis, restaurant sales at the Luby’s Cafeteria restaurants increased 4.1% during the two quarters ended February 9, 2011 compared to the two quarters ended February 10, 2010. The improved same-store sales is primarily due to improving economic conditions and our focus on local restaurant marketing efforts and limited time offers used to generate customer traffic at the Luby’s Cafeteria restaurant units, partially offset by unusual weather in the quarter which we estimate reduced sales by approximately $0.9 million in the two quarters ended February 9, 2011.

The prior year results of restaurants closed as part of our Cash Flow Improvement and Capital Redeployment Plan (the “Plan”) have been reclassified to discontinued operations.

Cost of Food

Food costs increased approximately $7.5 million, or 53.6%, in the quarter ended February 9, 2011 compared to the quarter ended February 10, 2010 due to the inclusion in our operations of the Fuddruckers units acquired in July 2010. As a percentage of restaurant sales, food costs increased 2.4%, to 29.8%, in the quarter ended February 9, 2011 compared to 27.4% in the quarter ended February 10, 2010, primarily due to (1) higher food commodity costs, particularly in the areas of beef, seafood, poultry, and fresh produce; (2) adding the all-you-can eat breakfast offer in approximately 70% of our cafeteria units; and (3) offering select menu items at a lower price on a limited time basis to generate customer traffic.

Food costs increased approximately $15.1 million, or 55.9%, in the two quarters ended February 9, 2011 compared to the two quarters ended February 9, 2010, due to the inclusion in our operations of the Fuddruckers units acquired in July 2010. As a percentage of restaurant sales, food costs increased 2.5%, to 29.7% in the two quarters ended February 9, 2011 compared to 27.2% in the two quarters ended February 10, 2010, primarily due to (1) higher food commodity costs, particularly in the areas of beef, seafood, poultry, and fresh produce; (2) adding the all-you-can eat breakfast offer in approximately 70% of our cafeteria units; and (3) offering select menu items at a lower price on a limited time basis to generate customer traffic.

Payroll and Related Costs

Payroll and related costs increased approximately $7.1 million in the quarter ended February 9, 2011 compared to the quarter ended February 10, 2010 acquired in July 2010. Payroll and related expenses increased due to the inclusion in our operations of the Fuddruckers units. As a percentage of restaurant sales, these costs decreased 0.5%, to 35.1%, in the quarter ended February 9, 2011 compared to 35.6% in the quarter ended February 10, 2010, due to inclusion of lower restaurant labor costs associated with the acquired Fuddruckers units partially offset by higher worker’s compensation expense, deployment of additional hourly labor to accommodate the increased customer traffic at our Luby’s Cafeteria units driven by longer operating hours at approximately 70% of units that now serve breakfast, as well as increased customer traffic from limited time offers. The restaurant labor costs as a percentage of restaurant sales at a Fuddruckers unit are typically lower than that of a Luby’s Cafeteria unit due to the smaller size and lower complexity of operations.

Payroll and related costs increased approximately $13.4 million in the two quarters ended February 9, 2011 compared to the two quarters ended February 10, 2010, due to the inclusion in our operations of the Fuddruckers units acquired in July 2010. As a percentage of restaurant sales, these costs decreased 1.5%, to 35.4%, in the two quarters ended February 9, 2011 compared to 36.9% in the two quarters ended February 10, 2010, due to inclusion of lower restaurant labor costs associated with the acquired Fuddruckers units partially offset by higher worker’s compensation expense, additional hourly labor to accommodate the increased customer traffic at our cafeteria units driven by longer operating hours at approximately 70% of units that now serve breakfast, as well as increased customer traffic from limited time offers.

Other Operating Expenses

Other operating expenses primarily include restaurant-related expenses for utilities, repairs and maintenance, advertising, insurance, services, supplies and occupancy costs. Other operating expenses increased by approximately $6.0 million, or 55.5%, in the quarter ended February 9, 2011 compared to the quarter ended February 10, 2010, primarily due to the inclusion in our operations of the Fuddruckers units acquired in July 2010, partially offset by lower marketing and advertising costs of approximately $0.2 million. As a percentage of restaurant sales, other operating expenses increased 2.2%, to 23.5%, in the quarter ended February 9, 2011 compared to 21.3% in the quarter ended February 10, 2010, due to (1) the increase in the mix of leased units with the acquisition of Fuddruckers assets, (2) higher repairs, maintenance, and supplies costs related to upgrades at Fuddruckers units, partially offset by (3) lower marketing and advertising expenses, and (4) lower utility expenses.

Other operating expenses increased by approximately $12.1 million, or 52.7%, in the two quarters ended February 9, 2011 compared to the two quarters ended February 10, 2010, primarily due to the inclusion in our operations of the Fuddruckers units acquired in July 2010, partially offset by lower marketing and advertising costs of approximately $0.9 million. As a percentage of restaurant sales, other operating expenses increased 1.7%, to 24.7%, in the two quarters ended February 9, 2011 compared to 23.0% in the two quarters ended February 10, 2010, due to (1) the increase in the mix of leased units with the acquisition of Fuddruckers assets, (2) higher repairs, maintenance, and supplies costs related to upgrades at Fuddruckers units, partially offset by (3) lower marketing and advertising expenses, and (4) lower utility expenses.

Opening Costs

Opening costs include labor, supplies, occupancy, and other costs necessary to support the restaurant through its opening period. Opening costs were approximately $38 thousand in the quarter ended February 9, 2011 compared to approximately $121 thousand in the quarter ended February 10, 2010. The quarter ended February 9, 2011 and the quarter ended February 10, 2010 included carrying costs of locations to be developed for future restaurant openings. The quarter ended February 10, 2010 also included an impairment charge of less than $0.1 million for assets that will not be fully incorporated into the final design of the unit.

Opening costs were approximately $144 thousand in the two quarters ended February 9, 2011 compared to approximately $152 thousand in the two quarters ended February 10, 2010. Opening costs in the two quarters ended February 9, 2011 and the two quarters ended February 10, 2010 included the carrying costs of locations to be developed for future restaurant openings. The two quarters ended February 9, 2011 also included the opening costs for one Company-operated unit that was previously operated as a franchisee unit, and the support costs associated with franchisees opening two units. The two quarters ended February 10, 2010 also included an impairment charge of less than $0.1 million for assets that will not be fully incorporated into the final design of the unit.

Cost of Culinary Contract Services

Cost of culinary contract services increased by approximately $91 thousand in the quarter ended February 9, 2011 compared to the quarter ended February 10, 2010. Cost of culinary contract services includes the food, labor, and other direct operating expenses associated with culinary contract services. During the quarter ended February 9, 2011, culinary services operated 19 facilities compared to 16 for the quarter ended February 10, 2010.

Cost of culinary contract services increased by approximately $148 thousand in the two quarters ended February 9, 2011 compared to the two quarters ended February 10, 2010.

Depreciation and Amortization

Depreciation and amortization expense increased by approximately $0.5 million, or 14.2%, in the quarter ended February 9, 2011 compared to the quarter ended February 10, 2010 due to the acquisition of Fuddruckers assets.

Depreciation and amortization expense increased by approximately $1.1 million, or 16.2%, in the two quarters ended February 9, 2011 compared to the two quarters ended February 10, 2010 due to the acquisition of Fuddruckers assets.

General and Administrative Expenses

General and administrative expenses include corporate salaries and benefits-related costs, including restaurant area leaders, share-based compensation, professional fees, travel and recruiting expenses and other office expenses. General and administrative expenses increased by approximately $1.5 million, or 29.7%, in the quarter ended February 9, 2011 compared to the quarter ended February 10, 2010. The increase was due to (1) an increase of $0.8 million in salaries and benefits expense, primarily as a result of the addition of staff related to the Fuddruckers-branded restaurants acquired in July 2010 and (2) an increase in travel, supplies, insurance, and professional fees, also primarily related to supporting the Fuddruckers-branded restaurants, which have a larger geographic footprint. As a percentage of total sales, general and administrative expenses decreased to 8.5% in the quarter ended February 9, 2011 compared to 9.3% in the quarter ended February 10, 2010.

General and administrative expenses increased by approximately $2.5 million, or 24.0%, in the two quarters ended February 9, 2011 compared to the two quarters ended February 10, 2010. The increase was due to (1) an increase of $0.9 million in salaries and benefits expense as the addition of corporate staff was partially offset by the reductions in corporate staffing in the prior year; (2) an increase of $0.6 million in professional fees and corporate services; (3) an increase of $0.7 million in travel and supplies, largely related to supporting the Fuddruckers-branded restaurants, which have a larger geographic footprint; and (4) an increase of $0.4 million in insurance and other corporate-related expenses. As a percentage of total sales, general and administrative expenses decreased to 8.6% in the two quarters ended February 9, 2011 compared to 9.9% in the two quarters ended February 10, 2010.

Net (Gain) Loss on Disposition of Property and Equipment

The net gain on disposition of property and equipment was approximately $35 thousand in the quarter ended February 9, 2011. The net gain on disposition of property and equipment was approximately $1.0 million in the quarter ended February 10, 2010. The net gain in the quarter ended February 10, 2010 primarily reflects the sale of an easement right.

The net gain on disposition of property and equipment was approximately $28 thousand in the two quarters ended February 9, 2011. The net gain on disposition of property and equipment was approximately $0.7 million in the two quarters ended February 10, 2010 and included a gain on the sale of an easement right offset by normal asset retirement activity in our cafeteria units.

Interest Income

Interest income decreased by approximately $6 thousand in the quarter ended February 9, 2011 compared to the quarter ended February 10, 2010, primarily related to lower cash and cash equivalents.

Interest income decreased by approximately $12 thousand in the two quarters ended February 9, 2011 compared to the two quarters ended February 10, 2010, primarily related to lower cash and cash equivalents.

Interest Expense

Interest expense in the quarter ended February 9, 2011 increased approximately $0.5 million compared to the interest expense in the quarter ended February 10, 2010, due to larger debt balances resulting from borrowings related to the acquisition of substantially all of the assets of Fuddruckers.

Interest expense in the two quarters ended February 9, 2011 increased approximately $1.0 million in the two quarters ended February 11, 2010 compared to the two quarters ended February 10, 2010, due to larger debt balances as a result of borrowings related to the acquisition of substantially all of the assets of Fuddruckers.

Gain on Sales and Redemptions (Impairment of Fair Market Value) of Investments

The impairment charge for decrease in fair market value of investments of $0.4 million in the two quarters ended February 10, 2010 was due to the illiquidity of the market for auction rate securities investments. The reduction in fair value of the investments was derived through valuation and was considered “other than temporary”. However, the investments were sold at par by the end of fiscal year 2010 and the loss was recouped.

The Company has no similar investments as of the quarter ended February 9, 2011.

Other Income, Net

Other income, net consisted primarily of the following components: net rental property income and expenses relating to property for which we are the landlord; prepaid sales tax discounts earned through our participation in state tax prepayment programs; and oil and gas royalty income. Other income, net in the quarter ended February 9, 2011 increased approximately $0.1 million compared to the quarter ended February 10, 2010. The increase was partially due to net rental income on properties that we lease to third parties and partially reflects higher prepaid sales tax discounts earned on a higher sales volume with the inclusion of sales from Fuddruckers restaurants.

Other income, net in the two quarters ended February 9, 2011 increased approximately $0.1 million compared to the two quarters ended February 10, 2010. The increase was partially due to (1) net rental income on properties that we lease to third parties; (2) higher prepaid sales tax discounts earned on a higher sales volume with the inclusion of sales from Fuddruckers units; and (3) oil and gas royalty income earned in the two quarters ended February 9, 2011 that was not earned in the two quarters ended February 10, 2010.

Taxes

For the quarter ended February 9, 2011 the income taxes related to continuing operations resulted in a net tax benefit of $0.3 million compared to a net tax provision of $0.6 million for the quarter ended February 10, 2010. For the quarter ended February 9, 2011 there was no change to the valuation allowance related to deferred tax assets. For the quarter ended February 10, 2010 the valuation allowance related to deferred tax assets was increased by $0.3 million.

For the two quarters ended February 9, 2011 the income taxes related to continuing operations resulted in a net tax benefit of $1.2 million compared to a net tax benefit of $0.8 million for the two quarters ended February 10, 2010. For the two quarters ended February 9, 2011 the valuation allowance related to deferred tax assets was increased by $0.1 million. For the two quarters ended February 10, 2010 the valuation allowance related to deferred tax assets was increased by $0.4 million.

Discontinued Operations

The net income from discontinued operations was $0.9 million in the quarter ended February 9, 2011 compared to a $0.6 million loss in the quarter ended February 10, 2010. The net income for in the quarter ended February 9, 2011 included a $1.9 million gain on sales of assets that were classified as discontinued operations assets, offset by (1) $0.3 million in carrying costs associated with assets that are classified as discontinued operations assets; (2) a $0.3 million impairment charge for assets that are classified as discontinued operations assets; and (3) a net $0.4 million income tax provision related to discontinued operations.

The net loss from discontinued operations of $0.6 million in the quarter ended February 10, 2010 included $1.2 million in carrying costs associated with assets classified as discontinued operations assets, offset by (1) a $0.4 million gain on the sale of assets that were classified as discontinued operations assets and (2) a net tax benefit of $0.2 million related to discontinued operations.

The net income from discontinued operations was $0.7 million in the two quarters ended February 9, 2011 compared to a $1.2 million loss in the two quarters ended February 10, 2010. The net income for the two quarters ended February 9, 2011 included $2.1 million in gains on the sale of assets classified as discontinued operations assets, offset by (1) $0.7 million in carrying costs associated with assets that are classified as discontinued operations assets (2) $0.4 million impairment charge for assets that are classified as discontinued operations assets; and (3) a net $0.3 million income tax provision related to discontinued operations.

The net loss from discontinued operations of $1.2 million in the two quarters ended February 10, 2010 included a $3.4 million in carrying costs associated with assets classified as discontinued operations assets, offset by (1) a $1.6 million gain on the sale of assets that were classified as discontinued operations assets and (2) a net tax benefit of $0.6 million related to discontinued operations.

LIQUIDITY AND CAPITAL RESOURCES

Cash and Cash Equivalents

General. Our primary sources of short-term and long-term liquidity are cash flows from operations, proceeds from the sale of assets and our revolving credit facility. The current macroeconomic conditions continue to adversely affect our cash flows from operations. Net cash provided by operating activities was $0.1 million for the two quarters ended February 9, 2011 compared to $5.7 million cash used in operating activities for the two quarters ended February 10, 2010. We plan to continue the level of capital and repair and maintenance expenditures necessary to keep our restaurants attractive and operating efficiently.

Our cash requirements consist principally of

•	repayments of debt under our 2009 Credit Facility (as defined below),

•	capital expenditures for culinary contract services development and construction, restaurant renovations and upgrades and information technology, and

•	working capital primarily for our owned restaurants and culinary contract service agreements.

As of February 9, 2011, we had $36.0 million outstanding under our 2009 Credit Facility. Under the current terms, the outstanding balance matures and the 2009 Credit Facility expires September 1, 2011. We expect to refinance any remaining portion of the debt and renew or replace our existing credit facility prior to September 1, 2011. We may not be able to refinance the existing facility or enter into a new facility on a timely basis or on terms that are acceptable to us and our inability to refinance the 2009 Credit Facility could have a material adverse effect on our financial condition.

As is common in the restaurant industry, we maintain relatively low levels of accounts receivable and inventories, and our vendors grant trade credit for purchases such as food and supplies. However, high levels of accounts receivable are typical for culinary contract services.

Cash and cash equivalents decreased to $1.0 million at February 9, 2011 from $2.3 million at the beginning of the fiscal year. This decrease was primarily due to cash used to repay debt of $5.5 million, capital expenditures of $3.0 million and the acquisition of one additional Fuddruckers location for $0.3 million, offset by proceeds from disposal of assets of $7.5 million. We generally reinvest available cash flows from operations to develop new restaurants, enhance existing restaurants and to support culinary contract services.

The following table summarizes our cash flows from operating, investing and financing activities:

	Two Quarters ended
	February 9, 2011	February 10, 2010
	(24 weeks)	(24 weeks)
	(In thousands)
Total cash provided by (used in):
Operating activities	$82	$(5,663)
Investing activities	4,291	5,640
Financing activities	(5,696)	(105)

Decrease in cash and cash equivalents	$(1,323)	$(128)

Operating Activities. In the two quarters ended February 9, 2011, cash used in operating activities decreased $5.7 million compared to the two quarters ended February 10, 2010. Cash provided by operating activities before changes in operating assets and liabilities was $4.5 million for the two quarters ended February 9, 2011 compared to $0.4 million for the two quarters ended February 10, 2010, an increase of $4.1 million. Changes in operating assets and liabilities provided $4.4 million cash for the two quarters ended February 9, 2011 compared to $6.0 million for the two quarters ended February 10, 2010, an increase of $1.6 million.

Investing Activities. Cash provided by investing activities was $4.3 million in the two quarters ended February 9, 2011 compared to $5.6 million of cash flows provided by investing activities in the two quarters ended February 10, 2010. The $1.3 million change is due to a $1.4 million reduction in proceeds from the redemption of investments, a $1.8 million increase in proceeds from the disposal of assets and property held for sale, a $1.4 million increase in purchases of property and equipment and $0.3 million for the acquisition of one additional Fuddruckers location. Our purchase of property and equipment includes, among other things, restaurant remodeling, information technology enhancements and Culinary Contract Service locations. We expect to spend approximately $7.0 million to $10.0 million on capital expenditures in fiscal year 2011.

Financing Activities. Cash used in financing activities increased from $0.1 million to $5.7 million, compared to the two quarters ended February 10, 2010, due primarily to net repayment of prior net borrowings under our 2009 Credit Facility during the quarter ended February 9, 2011.

Status of Trade Accounts and Other Receivables, Net

We monitor the aging of our receivables, including Fuddruckers franchising related receivables, and record provisions for uncollectability as appropriate. Credit terms of accounts receivable associated with our culinary contract service business vary from 30 to 60 days based on contract terms.

Working Capital

We had a working capital deficit of $56.2 million as of February 9, 2011, compared to a working capital deficit of $23.3 million as of August 25, 2010. The $32.9 million increase of the deficit is primarily due to the $36.0 million outstanding under the 2009 Credit Facility offset by decreases in cash of $1.3 million, accounts payable and accrued expenses and other liabilities of $2.1 million partially offset by increased accounts receivable, food and supply inventories and prepaid expenses. We expect to meet our working capital requirements through cash flows from operations, sales of properties and availability under our 2009 Credit Facility.

Capital Expenditures

Capital expenditures consist of purchases of real estate for future restaurant sites, new units construction, purchases of new and replacement restaurant furniture and equipment, and ongoing remodeling programs. Capital expenditures for the two quarters ended February 9, 2011 were approximately $3.0 million, and related to maintaining our investment in existing operating units. We expect to be able to fund all capital expenditures in fiscal year 2011 using cash flows from operations and availability under our 2009 Credit Facility. We expect to spend approximately $7.0 million to $10.0 million on capital expenditures in fiscal year 2011.

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

The aggregate amount of the lenders’ commitments under the 2009 Credit Facility currently is $48.8 million and will be reduced to $43.9 million on May 31, 2011 and to $40.0 million on August 31, 2011. The 2009 Credit Facility also provides for the issuance of letters of credit in a maximum aggregate amount of $15.0 million outstanding at any one time.

The 2009 Credit Facility is guaranteed by all of our present or future subsidiaries. In addition, in connection with the expansion of the 2009 Credit Facility that accompanied our acquisition of substantially all of the assets of Fuddruckers in July 2010, Christopher J. Pappas, our President and Chief Executive Officer, and Harris J. Pappas, our Chief Operating Officer, guaranteed the payment of up to $13.0 million of our indebtedness under the 2009 Credit Facility. The maximum amount of this guaranty was reduced to $9.5 million on February 28, 2011 and will be reduced to $6.0 million on May 31, 2011.

The 2009 Credit Facility expires on September 1, 2011 and all amounts owed by us under the 2009 Credit Facility must be repaid in full upon the maturity date of September 1, 2011.

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

The Credit Agreement contains covenants that include, among others

•	the maintenance of a ratio of indebtedness (as defined in the Credit Agreement) to EBITDA (as defined in the Credit Agreement) of no greater than 2.75 to 1.00 at any time (the “Total Leverage Ratio”),

•

the maintenance of a ratio of EBITDA to the sum of (1) interest expense (as defined in the Credit Agreement) plus (2) the outstanding balance of the loans divided by seven (the “Interest Coverage Ratio”) of at least 2.00 to 1.00 as of the end of each fiscal quarter,

•

the maintenance of EBTIDA of not less than (1) $4,500,000 for the fiscal quarter ended August 25, 2010, (2) $2,500,000 for the fiscal quarter ended November 17, 2010, (3) $3,500,000 for the fiscal quarter ending February 9, 2011, (4) $7,000,000 for the fiscal quarter ending May 4, 2011 and (5) $6,500,000 for the fiscal quarter ending August 31, 2011,

•	restrictions on incurring indebtedness, including certain guarantees and capital lease obligations,

•	restrictions on incurring liens on certain of our property and the property of our subsidiaries,

•	restrictions on transactions with affiliates and materially changing our business,

•	restrictions on making certain investments, loans, advances and guarantees,

•	restrictions on selling assets outside the ordinary course of business,

•	prohibitions on entering into sale and leaseback transactions,

•	limiting Capital Expenditures (as defined in the Credit Agreement) to $10.0 million for the fiscal year ended August 25, 2010 and to $15.0 million for any subsequent fiscal year; and

•	restrictions on certain acquisitions of all or a substantial portion of the assets, property and/or equity interests of any person.

We are in compliance with the covenants contained in the Credit Agreement. To comply with our quarterly minimum EBITDA covenant for the fiscal quarter ended November 17, 2010, however, we requested and received approval from the lenders to add to EBITDA non-recurring expenses, as defined, related to our acquisition of substantially all of the assets of Fuddruckers. The definition of EBITDA in the Credit Agreement permits us to make adjustments to EBITDA for certain non-recurring expenses, as defined, or income items, among others, subject to the approval of the Administrative Agent. If we had not received approval to adjust our EBITDA, we would not have been in compliance with the minimum EBITDA covenant as of the end of the first quarter of fiscal 2011. Although we expect to meet the requirements of the minimum EBITDA covenant in the future, noncompliance could have a material adverse affect on our financial condition and would represent an event of default under the Credit Agreement.

The Credit Agreement also includes customary events of default. If a default occurs and is continuing, the lenders’ commitments under the 2009 Credit Facility may be immediately terminated and/or we may be required to repay all amounts outstanding under the 2009 Credit Facility.

As of February 9, 2011, we had $36.0 million in outstanding loans and $1.2 million committed under letters of credit, which were issued as security for the payment of insurance obligations.

At February 9, 2011, $13.2 million was available under the 2009 Credit Facility.

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

For assets held for use, we estimate future cash flows using assumptions based on possible outcomes of the areas analyzed. If the undiscounted future cash flows are less than the carrying value of our location’s assets, we record an impairment based on an estimate of discounted cash flows. The estimates of future cash flows, based on reasonable and supportable assumptions and projections, require management’s subjective judgments. Assumptions and estimates used include operating results, changes in working capital, discount rate, growth rate, anticipated net proceeds from disposition of the property and if applicable, lease terms. The span of time for which future cash flows are estimated is often lengthy, increasing the sensitivity to assumptions made. The time span is longer and could be 20 to 25 years for newer properties, but only 5 to 10 years for older properties. Depending on the assumptions and estimates used, the estimated future cash flows projected in the evaluation of long-lived assets can vary within a wide range of outcomes. We consider the likelihood of possible outcomes in determining the best estimate of future cash flows. The measurement for such an impairment loss is then based on the fair value of the asset as determined by discounted cash flows. We operated 155 restaurants as of February 9, 2011 and periodically experience unanticipated changes in our assumptions and estimates. Those changes could have a significant impact on discounted cash flow models with a corresponding significant impact on the measurement of an impairment. We believe we have 5 locations with an aggregate net carrying value of assets held for use of $1.5 million where it is possible that an impairment charge could be taken over the next 12 months. Gains are not recognized until the assets are disposed.

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

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains statements that are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements contained in this Form 10-Q, other than statements of historical facts, are “forward-looking statements” for purposes of these provisions, including any statements regarding

•	future operating results,

•	future capital expenditures, including expected reductions in capital expenditures,

•

future debt, including liquidity and the sources and availability of funds related to debt, and expected repayment of debt, ability to refinance the existing facility or enter into a new facility on a timely basis

•	expected sources of funds for working capital requirements,

•	plans for our new prototype restaurants,

•	plans for expansion of our business,

•	scheduled openings of new units,

•	closing existing units,

•	effectiveness of management’s Cash Flow Improvement and Capital Redeployment Plan,

•	future sales of assets and the gains or losses that may be recognized as a result of any such sales, and

•	continued compliance with the terms of our 2009 Credit Facility.

In some cases, investors can identify these statements by forward-looking words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “outlook,” “may” “should,” “will,” and “would” or similar words. Forward-looking statements are based on certain assumptions and analyses made by management in light of their experience and perception of historical trends, current conditions, expected future developments and other factors we believe are relevant. Although management believes that our assumptions are reasonable based on information currently available, those assumptions are subject to significant risks and uncertainties, many of which are outside of our control. The following factors, as well as the factors set forth in Item 1A of this Form 10-Q and any other cautionary language in this Form 10-Q, provide examples of risks, uncertainties, and events that may cause our financial and operational results to differ materially from the expectations described in our forward-looking statements

•	general business and economic conditions,

•	the impact of competition,

•	our operating initiatives, changes in promotional, couponing and advertising strategies and the success of management’s business plans,

•	fluctuations in the costs of commodities, including beef, poultry, seafood, dairy, cheese, oils and produce,

•	ability to raise menu prices and customers acceptance of changes in menu items,

•	increases in utility costs, including the costs of natural gas and other energy supplies,

•	changes in the availability and cost of labor, including the ability to attract qualified managers and team members,

•	the seasonality of the business,

•	collectability of accounts receivable,

•	changes in governmental regulations, including changes in minimum wages and health care benefit regulation,

•	the effects of inflation and changes in our customers’ disposable income, spending trends and habits,

•	the ability to realize property values,

•	the availability and cost of credit,

•	weather conditions in the regions our restaurants operate,

•	costs relating to legal proceedings,

•	impact of adoption of new accounting standards,

•	effects of actual or threatened future terrorist attacks in the United States,

•	unfavorable publicity relating to operations, including publicity concerning food quality, illness or other health concerns or labor relations, and

•	the continued service of key management personnel.

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

We are exposed to market risk from changes in interest rates affecting our variable-rate debt. During the quarter ended February 9, 2011, the total amount of debt subject to interest rate fluctuations outstanding under our 2009 Credit Facility was $36.0 million. Assuming an average debt balance of $36.0 million, a 1.0% increase in prevailing interest rates above our 4.00% interest rate floor per our 2009 Credit Facility would increase our annual interest expense by $0.4 million.

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

Evaluation of Disclosure Controls and Procedures

Management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of February 9, 2011. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of February 9, 2011, our disclosure controls and procedures were effective in providing reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended February 9, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II - OTHER INFORMATION

Item 1.	Legal Proceedings

There have been no material changes to our legal proceedings as disclosed in “Legal Proceedings” in Item 3 of Part I of our Annual Report on Form 10-K for the fiscal year ended August 25, 2010.

Item 6.	Exhibits

4.1	Rights Agreement dated January 27, 2011 between Luby’s, Inc. and American Stock Transfer and Trust Company, LLC, as Rights Agent (incorporated by reference to Exhibit 4.1 to the Company’s current Report on Form 8-K filed on February 2, 2011).

10.1	Amendment No. 5, dated as of September 2, 2010, to Employment Agreement dated as of November 9, 2005 and as amended on October 29, 2007, November 19, 2008, November 19, 2009, and April 15, 2010 between Luby’s, Inc. and Christopher J. Pappas.

10.2	Amendment No. 5, dated as of September 2, 2010, to Employment Agreement dated as of November 9, 2005 and as amended on October 29, 2007, November 19, 2008, November 19, 2009, and April 15, 2010 between Luby’s, Inc. and Harris J. Pappas.

31.1	Rule 13a-14(a)/15d-14(a) certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Rule 13a-14(a)/15d-14(a) certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Section 1350 certification of the Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Section 1350 certification of the Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LUBY’S, INC. (Registrant)

Date: March 11, 2011	By:	/s/ Christopher J. Pappas
Christopher J. Pappas President and Chief Executive Officer (Principal Executive Officer)

Date: March 11, 2011	By:	/s/ K. Scott Gray
K. Scott Gray
Senior Vice President, Chief Financial Officer and (Principal Financial and Accounting Officer)

EXHIBIT INDEX

4.1	Rights Agreement dated January 27, 2011 between Luby’s, Inc. and American Stock Transfer and Trust Company, LLC, as Rights Agent (incorporated by reference to Exhibit 4.1 to the Company’s current Report on Form 8-K filed on February 2, 2011).

10.1	Amendment No. 5, dated as of September 2, 2010, to Employment Agreement dated as of November 9, 2005 and as amended on October 29, 2007, November 19, 2008, November 19, 2009, and April 15, 2010 between Luby’s, Inc. and Christopher J. Pappas.

10.2	Amendment No. 5, dated as of September 2, 2010, to Employment Agreement dated as of November 9, 2005 and as amended on October 29, 2007, November 19, 2008, November 19, 2009, and April 15, 2010 between Luby’s, Inc. and Harris J. Pappas.

31.1	Rule 13a-14(a)/15d-14(a) certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Rule 13a-14(a)/15d-14(a) certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Section 1350 certification of the Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Section 1350 certification of the Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.