Form 10-Q
period 2011-05-04
LUBYS INC
filed 2011-06-10
CIK 16099

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 4, 2011

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

As of June 3, 2011 there were 28,140,887 shares of the registrant’s common stock outstanding.

Luby’s, Inc.

Form 10-Q

Quarter ended May 4, 2011

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

Part I - FINANCIAL INFORMATION

Item 1.	Financial Statements

Luby’s, Inc.

Consolidated Balance Sheets

(In thousands, except share data)

	May 4, 2011	August 25, 2010
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$1,232	$2,300
Trade accounts and other receivables, net	3,734	2,213
Food and supply inventories	4,010	3,097
Prepaid expenses	1,563	1,041
Assets related to discontinued operations	206	78
Deferred income taxes	831	431

Total current assets	11,576	9,160
Property held for sale	1,074	1,828
Assets related to discontinued operations	11,929	18,419
Property and equipment, net	165,929	172,040
Intangible assets, net	28,323	29,292
Goodwill	195	195
Deferred incomes taxes	9,665	9,672
Other assets	1,413	1,737

Total assets	$230,104	$242,343

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$12,873	$12,514
Liabilities related to discontinued operations	340	923
Credit facility debt	31,000	—
Accrued expenses and other liabilities	17,999	19,008

Total current liabilities	62,212	32,445
Credit facility debt	—	41,500
Liabilities related to discontinued operations	494	940
Other liabilities	5,462	6,097

Total liabilities	68,168	80,982

Commitments and Contingencies
SHAREHOLDERS’ EQUITY
Common stock, $0.32 par value; 100,000,000 shares authorized; shares issued were 28,619,887 and 28,564,024, respectively; shares outstanding were 28,119,887 and 28,064,024, respectively	9,158	9,140
Paid-in capital	23,527	23,089
Retained earnings	134,026	133,907
Less cost of treasury stock, 500,000 shares	(4,775)	(4,775)

Total shareholders’ equity	161,936	161,361

Total liabilities and shareholders’ equity	$230,104	$242,343

The accompanying notes are an integral part of these consolidated financial statements.

Luby’s, Inc.

Consolidated Statements of Operations (unaudited)

(In thousands except share and per share data)

	Quarter Ended		Three Quarters Ended
	May 4, 2011	May 5, 2010	May 4, 2011	May 5, 2010
	(12 weeks)	(12 weeks)	(36 weeks)	(36 weeks)
SALES:
Restaurant sales	$78,077	$53,947	$220,124	$153,774
Culinary contract services	3,560	3,262	10,018	9,514
Franchise revenue	1,602	—	4,622	—
Vending revenue	160	—	445	—

TOTAL SALES	83,399	57,209	235,209	163,288
COSTS AND EXPENSES:
Cost of food	22,011	14,796	64,270	41,909
Payroll and related costs	26,259	18,932	76,493	55,809
Other operating expenses	17,237	10,520	52,273	33,471
Opening costs	34	31	178	183
Cost of culinary contract services	3,316	2,945	9,180	8,660
Depreciation and amortization	3,889	3,443	12,070	10,484
General and administrative expenses	6,981	5,163	19,985	15,648
Provision for asset impairments, net	—	—	—	32
Net loss (gain) on disposition of property and equipment	28	(237)	1	(961)

Total costs and expenses	79,755	55,593	234,450	165,235

INCOME (LOSS) FROM OPERATIONS	3,644	1,616	759	(1,947)
Interest income	—	7	4	23
Interest expense	(579)	(127)	(1,751)	(300)
Impairment charges for decrease in fair value of investments	—	—	—	(438)
Other income, net	384	205	944	618

Income (loss) before income taxes and discontinued operations	3,449	1,701	(44)	(2,044)
Provision (benefit) for income taxes	1,393	479	212	(332)

Income (loss) from continuing operations	2,056	1,222	(256)	(1,712)
Income (loss) from discontinued operations, net of income taxes	(365)	(492)	375	(1,697)

NET INCOME (LOSS)	$1,691	$730	$119	$(3,409)

Income (loss) per share from continuing operations:
Basic	$0.07	$0.04	$(0.01)	$(0.06)
Assuming dilution	0.07	0.04	(0.01)	(0.06)

Loss per share from discontinued operations:
Basic	$(0.01)	$(0.01)	$0.01	$(0.06)
Assuming dilution	(0.01)	(0.01)	0.01	(0.06)

Net income (loss) per share:
Basic	$0.06	$0.03	$—	$(0.12)
Assuming dilution	0.06	0.03	—	(0.12)

Weighted average shares outstanding:
Basic	28,257	28,145	28,224	28,125
Assuming dilution	28,304	28,151	28,224	28,125

The accompanying notes are an integral part of these consolidated financial statements.

Luby’s, Inc.

Consolidated Statement of Shareholders’ Equity (unaudited)

(In thousands)

	Common Stock				Paid-In Capital	Retained Earnings	Total Shareholders’ Equity
	Issued		Treasury
	Shares	Amount	Shares	Amount
BALANCE AT AUGUST 25, 2010	28,564	$9,140	(500)	$(4,775)	$23,089	$133,907	$161,361
Net income	—	—	—	—	—	119	119
Common stock issued under nonemployee director plans	2	1	—	—	3	—	4
Common stock issued under employee benefit plans	5	2	—	—	21	—	23
Excess tax benefits from stock options	—	—	—	—	(61)	—	(61)
Share-based compensation expense	49	15	—	—	475	—	490

BALANCE AT MAY 4, 2011	28,620	$9,158	(500)	$(4,775)	$23,527	$134,026	$161,936

The accompanying notes are an integral part of these consolidated financial statements.

Luby’s, Inc.

Consolidated Statements of Cash Flows (unaudited)

(In thousands)

	Three Quarters Ended
	May 4, 2011	May 5, 2010
	(36 weeks)	(36 weeks)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$119	$(3,409)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Net gains on property sales and provision for asset impairments	(1,501)	(2,501)
Depreciation and amortization	12,072	10,732
Impairment charge for decrease in fair value of investments, net of gains	—	438
Amortization of debt issuance cost	619	187
Non-cash compensation expense	135	198
Share-based compensation expense	355	691
Excess tax on stock option expense	61	—
Deferred tax benefit	(26)	(1,317)

Cash provided by operating activities before changes in operating assets and liabilities	11,834	5,019
Changes in operating assets and liabilities:
Increase in trade accounts and other receivables, net	(1,521)	(17)
Increase (decrease) in food and supply inventories	(913)	261
Increase (decrease) in prepaid expenses and other assets	(715)	80
Decrease in accounts payable, accrued expenses and other liabilities	(2,087)	(5,099)

Net cash provided by operating activities	6,598	244

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale and redemption of long-term investments	—	1,414
Proceeds from disposal of assets, property insurance proceeds and property held for sale	8,494	7,802
Acquisition of Fuddruckers assets	(265)	—
Purchases of property and equipment	(5,140)	(2,266)

Net cash provided by investing activities	3,089	6,950

CASH FLOWS FROM FINANCING ACTIVITIES:
Credit facility borrowings	95,750	21,300
Credit facility repayments	(106,250)	(21,300)
Debt issuance costs	(221)	(378)
Tax benefit on stock options	(61)	—
Proceeds received on the exercise of stock options	27	—

Net cash used in financing activities	(10,755)	(378)

Net (decrease) increase in cash and cash equivalents	(1,068)	6,816
Cash and cash equivalents at beginning of period	2,300	882

Cash and cash equivalents at end of period	$1,232	$7,698

Cash paid for:
Income taxes	$—	$—
Interest	1,185	94

The accompanying notes are an integral part of these consolidated financial statements.

Luby’s, Inc.

Notes to Consolidated Financial Statements (unaudited)

May 4, 2011

Note 1. Basis of Presentation

The accompanying unaudited consolidated financial statements of Luby’s, Inc. (the “Company” or “Luby’s”) have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements that are prepared for the Company’s Annual Report on Form 10-K. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the period ended May 4, 2011 are not necessarily indicative of the results that may be expected for the fiscal year ending August 31, 2011.

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

The trade name primarily relates to Fuddruckers, which the Company believes has an estimated accounting life of 21 years based on the expected use of its assets and the restaurant environment in which it is being used. The value assigned to the trade name will be amortized over the estimated accounting life of 21 years. The trade name represents a respected brand with positive customer loyalty; which the Company intends to cultivate and protect the use of the trade name. The franchise agreements, after considering renewal periods, have an estimated accounting life of 21 years and will be amortized over this period of time. The Company recorded $1.0 million of amortization expense during the first three quarters of fiscal year 2011, which is classified as depreciation and amortization expense in the accompanying consolidated statement of operations. The full year amortization of the trade name and the franchise agreements is expected to total $1.4 million. Because the value of these assets will be amortized using the straight-line method over 21 years, the annual amortization will be the same total each year.

A portion of the acquired lease portfolio contained favorable and unfavorable leases. Acquired lease terms were compared to current market lease terms to determine if the acquired leases were below or above the current rates tenants would pay for similar leases. The favorable lease assets totaled $0.7 million and $0.8 million at May 4, 2011 and August 25, 2010, respectively, and are recorded in other assets and, after considering renewal periods, have an estimated weighted average life of approximately 5.6 years at May 4, 2011. The unfavorable leases totaled $2.5 million and $2.9 million at May 4, 2011 and August 25, 2010, respectively, and are recorded in other liabilities and, after considering renewal periods, have an estimated weighted average life of approximately 6.7 years at May 4, 2011. The favorable and unfavorable leases are amortized to rent expense on a straight line basis over the lives of the related leases.

The following table shows the prospective amortization of the favorable lease assets and unfavorable lease liabilities:

	Fiscal Year Ended
	August 31, 2011	August 29, 2012	August 28, 2013	August 27, 2014	August 26, 2015
			(In thousands)
Favorable	$130	$130	$130	$130	$130

Unfavorable	$570	$448	$380	$380	$228

The Company also recorded an intangible asset for goodwill in the amount of $0.2 million. Goodwill is considered to have an indefinite useful life and is not amortized. Goodwill was $0.2 million as of May 4, 2011 and August 25, 2010.

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

Non-recurring fair value measurements related to impaired property and equipment consisted of the following:

		Fair Value Measurement Using
	Three quarters ended May 4, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Impairments
Long-lived assets related to discontinued operations	$5,093	$—	$—	$5,093	$(592)

There were no impairments of assets related to discontinued operations during the three quarters ended May 5, 2010.

As of May 4, 2011 and August 25, 2010, the Company had no assets required to be measured at fair value on a recurring basis. The carrying value of cash and cash equivalents, trade accounts and other receivable, accounts payable, accrued expenses and debt approximate fair value based on the short-term nature of these accounts.

Note 5. Income Taxes

No cash payments of estimated federal income taxes were made during the three quarters ended May 4, 2011.

Deferred tax assets and liabilities are recorded based on differences between the financial reporting basis and the tax basis of assets and liabilities using currently enacted rates and laws that will be in effect when the differences are expected to reverse. Deferred tax assets are recognized to the extent future taxable income is expected to be sufficient to utilize those assets prior to their expiration. If current available information and projected future results raises doubt about the realization of the deferred tax assets, a valuation allowance is necessary. Such a valuation allowance was established in the fourth quarter ended August 26, 2009 through a charge to income tax expense which adversely affected the Company’s reported operating results. Management concluded that for the quarter ended November 17, 2010, an increase in the valuation allowance of $0.1 million was necessary. No adjustments were made to the valuation allowance for the quarters ended February 9, 2011 and May 4, 2011. The valuation allowance partially offsets the Company’s deferred tax assets related to net operating loss carryovers to future years and its carryover of employment tax credits.

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

Note 6. Property and Equipment

The cost, net of impairment, and accumulated depreciation of property and equipment at May 4, 2011 and August 25, 2010, together with the related estimated useful lives used in computing depreciation and amortization, were as follows:

	May 4, 2011	August 25, 2010	Estimated Useful Lives
	(In thousands)
Land	$55,468	$55,468	—
Restaurant equipment and furnishings	103,480	100,118	3 to 15 years
Buildings	164,818	164,421	20 to 33 years
Leasehold and leasehold improvements	28,004	27,516	Lesser of lease term or estimated useful life
Office furniture and equipment	6,636	6,322	3 to 10 years
Construction in progress	421	336	—

	358,827	354,181
Less accumulated depreciation and amortization	(192,898)	(182,141)

Property and equipment, net	$165,929	$172,040

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

The Company recognized the following impairment charges (credits) to income from operations:

	Three Quarters ended
	May 4, 2011	May 5, 2010
	(36 weeks)	(36 weeks)
	(In thousands, except per share data)
Provision for asset impairments	$—	$32
Net (gain) loss on disposition of property and equipment	1	(961)

	$1	$(929)

Effect on EPS:
Basic	—	(0.03)
Assuming dilution	—	(0.03)

The net gain for the three quarters ended May 5, 2010 includes the results of normal asset retirements, the sale of one previously closed restaurant property that was held for sale and the sale of an easement right associated with a restaurant property.

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

The following table sets forth the assets and liabilities for all discontinued operations:

	May 4, 2011	August 25, 2010
	(in thousands)
Prepaid expenses	$80	$78
Deferred income taxes	126	—

Assets related to discontinued operations—current	$206	$78

Property and equipment	$11,859	$17,692
Deferred income taxes	62	717
Other assets	8	10

Assets related to discontinued operations—non-current	$11,929	$18,419

Deferred income taxes	$—	$162
Accrued expenses and other liabilities	340	761

Liabilities related to discontinued operations—current	$340	$923

Other liabilities	$494	$940

Liabilities related to discontinued operations—non-current	$494	$940

No impairments related to discontinued operations were recognized in the first three quarters of fiscal year 2010. However, in the first three quarters of fiscal year 2011, five properties were further impaired by a total of $0.6 million.

In the third quarter of fiscal year 2011, the Company sold one closed property and recognized no gain or loss. In the second quarter of fiscal year 2011, three closed properties were sold and a gain of $1.9 million was recognized. One property was sold in the first quarter of fiscal year 2011 and a gain of $0.2 million was recognized. The Company also terminated two in-line (strip shopping center) lease agreements and negotiated a settlement and termination of a ground lease that was a former restaurant location in the first quarter of fiscal year 2011.

As of August 25, 2010, the Company had 23 properties with a total carrying value of $17.7 million classified as assets related to discontinued operations. The carrying values of the ground leases and in-line leases have previously been impaired to zero.

As of May 4, 2011, the Company had 15 properties with a total carrying value of $11.9 million classified as discontinued operations. The carrying values of the ground leases have previously been impaired to zero.

The Company is actively marketing these properties for lease or sale and the Company’s results of discontinued operations will be affected by the disposal of properties related to discontinued operations to the extent proceeds from the sales exceed or are less than net book value.

The following table sets forth the sales and pretax losses reported for all discontinued locations:

	Three Quarters Ended
	May 4, 2011	May 5, 2010
	(36 weeks)	(36 weeks)
	(In thousands, except discontinued locations)
Sales	$—	$3,145
Pretax gains (losses)	525	(2,609)
Income tax benefit (provision) on discontinued operations	(150)	912
Income (loss) on discontinued operations	375	(1,697)
Discontinued locations closed during the period	0	22

The Company incurred zero and $0.7 million in employee settlement costs in the first three quarters of fiscal years 2011 and 2010, respectively.

The following table summarizes discontinued operations for the first three quarters of fiscal years 2011 and 2010:

	Three Quarters ended
	May 4, 2011	May 5, 2010
	(36 weeks)	(36 weeks)
	(In thousands, except per share data)
Impairments	$(592)	$—
Gains	2,094	1,572

Net gains	1,502	1,572
Other	(1,127)	(3,269)

Discontinued operations	$375	$(1,697)

Effect on EPS from discontinued operations—basic	$0.01	$(0.06)

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

At May 4, 2011, the Company had a total of two owned properties and one ground lease recorded at approximately $1.1 million in property held for sale. At August 25, 2010, the Company had three owned properties and one ground lease recorded at approximately $1.8 million in property held for sale. The Company is actively marketing the locations currently classified as property held for sale.

The Company sold one property held for sale during the three quarters ended May 4, 2011 resulting in a gain of $35,000.

The Company’s results of continuing operations will be affected to the extent proceeds from sales exceed or are less than net book value.

Note 8. Commitments and Contingencies

Off-Balance Sheet Arrangements

The Company has no off-balance sheet arrangements.

Pending Claims

Certain current and former hourly restaurant employees filed a lawsuit against the Company in the U.S. District Court for the Southern District of Texas alleging violations of the Fair Labor Standards Act with respect to the inclusion of certain employees in a tip pool. The lawsuit sought back wages, penalties and attorney’s fees and was conditionally certified as a collective action in October 2008. On October 22, 2010, the Company agreed to a court settlement amount of $1.6 million, recognized in general and administrative expenses in the fourth quarter fiscal year 2010. The Company has made related payments of $1.4 million as of May 4, 2011, and will continue making payments during fiscal year 2011 as required by the settlement and expects to complete all payments by the end of calendar year 2011.

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

Construction Activity

From time to time, the Company enters into non-cancelable contracts for the construction of its new restaurants. This construction activity exposes the Company to the risks inherent in new construction including but not limited to rising material prices, labor shortages, delays in getting required permits and inspections, adverse weather conditions, and injuries sustained by workers. The Company has no non-cancelable contracts as of May 4, 2011.

Note 9. Related Parties

Affiliate Services

Christopher J. Pappas, the Company’s Chief Executive Officer, and Harris J. Pappas, director and former Chief Operating Officer of the Company, own two restaurant entities (the “Pappas entities”) that from time to time may provide services to the Company and its subsidiaries, as detailed in the Master Sales Agreement dated December 9, 2005 among the Company and the Pappas entities.

Under the terms of the Master Sales Agreement, the Pappas entities may provide specialized (customized) equipment fabrication and basic equipment maintenance, including stainless steel stoves, shelving, rolling carts, and chef tables. The total costs under the Master Sales Agreement of custom-fabricated and refurbished equipment in the three quarters ended May 4, 2011 and May 5, 2010 were $27,000 and $33,000, respectively. Services provided under this agreement are subject to review and approval by the Finance and Audit Committee of the Company’s Board of Directors.

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

On November 22, 2006, the Company executed a new lease agreement in connection with the replacement of the existing restaurant with a new prototype restaurant in the retail strip center described above. The new restaurant opened in July 2008 and the new lease agreement provides for a primary term of approximately twelve years with two subsequent five-year options. The new lease also gives the landlord an option to buy out the agreement on or after the calendar year 2015 by paying the unamortized cost of the Company’s improvements. The Company is currently obligated to pay rent of $20.00 per square foot ($22.00 per square foot beginning January 2014) plus maintenance, taxes, and insurance during the primary term of the lease. Thereafter, the lease provides for increases in rent at set intervals. The Company made payments of $263,000 and $228,000 in the three quarters ended May 4, 2011 and May 5, 2010, respectively. The new lease agreement was approved by the Finance and Audit Committee and full Board of Directors.

Affiliated rents paid for a Houston restaurant property lease represented 3.1% and 6.1% of total rents for continuing operations for the three quarters ended May 4, 2011 and May 5, 2010, respectively.

	Three Quarters Ended
	May 4, 2011	May 5, 2010
	(36 weeks)	(36 weeks)
	(In thousands, except percentages)
AFFILIATED COSTS INCURRED:
General and administrative expenses – professional and other costs	$42	$50
Capital expenditures – custom-fabricated and refurbished equipment and furnishings	27	33
Other operating expenses and opening costs, including property leases	266	240

Total	$335	$323

RELATIVE TOTAL COMPANY COSTS:
General and administrative expenses	$19,985	$15,648
Capital expenditures	5,140	2,266
Other operating expenses and opening costs	52,451	33,654

Total	$77,576	$51,568

AFFILIATED COSTS INCURRED AS A PERCENTAGE OF RELATIVE TOTAL COMPANY COSTS	0.43%	0.63%

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

Key Management Personnel

In November 2005, Christopher Pappas entered into a new employment agreement that was subsequently amended in April 2011 to extend the termination date thereof to August 2012. Mr. Pappas continues to devote his primary time and business efforts to the Company while maintaining his role at Pappas Restaurants, Inc.

On July 26, 2010, Christopher and Harris Pappas guaranteed the payment of up to $13.0 million of the Company’s indebtedness under the revolving credit facility in connection with the expansion of the Company’s revolving credit facility that accompanied the Company’s acquisition of substantially all of the assets of Fuddruckers. The maximum amount of this guaranty was reduced to $9.5 million on February 28, 2011 and was reduced to $6.0 million on May 31, 2011.

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

On April 20, 2011, Harris Pappas retired as Chief Operating Officer of the Company but continues to serve as a member of the Company’s Board of Directors. In addition, pursuant to the Company’s plan of succession, the Board of Directors appointed Peter Tropoli as Chief Operating Officer of the Company. Mr. Tropoli formerly served as Senior Vice President, Administration, General Counsel and Secretary of the Company. In the past, Mr. Tropoli provided litigation services to entities controlled by Christopher J. Pappas and Harris J. Pappas. Mr. Tropoli is the stepson of Frank Markantonis, who is a director of the Company.

Paulette Gerukos, Vice President of Human Resources of the Company, is the sister-in-law of Harris J. Pappas, who is a director of the Company and the former Chief Operating Officer.

Note 10. Share-Based Compensation

Stock Options

The Company has an Incentive Stock Plan for officers and employees (“Employee Stock Plans”) and a Non-employee Director Stock Option Plan for non-employee directors. These plans authorize the granting of stock options, restricted stock and other types of awards consistent with the purpose of the plans. Approximately 2.7 million shares were authorized for issuance under the Company’s plans as of May 4, 2011, of which approximately 0.9 million shares were available for future issuance. Stock options granted under the Incentive Stock Plan and the Non-employee Director Stock Option Plan have an exercise price equal to the market price of the Company’s common stock at the date of grant. Option awards under the Employee Stock Plans generally vest 25% each year on the anniversary of the grant date and expire six to ten years from the grant date. Option awards under the Non-employee Director Stock Option Plan generally vest 100% on the first anniversary of the grant date and expire ten years from the grant date.

A summary of the Company’s stock option activity for the three quarters ended May 4, 2011 is presented below:

	Shares Under Fixed Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
			(Years)	(In thousands)
Outstanding at August 25, 2010	1,296,887	$7.53	4.4	$711
Granted	106,533	5.39	2.5	—
Exercised	7,125	3.77	—	—
Forfeited or Expired	34,473	9.00	—	—

Outstanding at May 4, 2011	1,361,822	$7.35	4.2	$486

Exercisable at May 4, 2011	807,656	$9.16	2.6	$153

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

A summary of the Company’s restricted stock activity for the three quarters ended May 4, 2011 is presented in the following table:

	Restricted Stock Units	Weighted-Average Fair Value	Weighted-Average Remaining Contractual Term
		(Per share)	(Years)
Unvested at August 25, 2010	65,189	$8.13	0.8
Granted	77,769	5.39	2.5
Vested	51,189	9.42	—
Forfeited	—	—	—

Unvested at May 4, 2011	91,769	$5.10	2.4

Note 11. Earnings Per Share

Basic net income per share is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding and unvested restricted stock for the reporting period. Diluted net income per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. For the calculation of diluted net income per share, the basic weighted average number of shares is increased by the dilutive effect of stock options determined using the treasury stock method. Stock options with exercise prices exceeding current market prices that were excluded from the computations of net income per share amounted to approximately 1,033,000 and 974,000 shares for the quarters ended May 4, 2011 and May 5, 2010. Due to losses from continuing operations for the three quarters ended May 4, 2011 and May 5, 2010, the denominator for earnings per share assuming dilution is equal to the denominator for basic earnings per share.

The components of basic and diluted net income per share are as follows:

	Quarter Ended		Three Quarters Ended
	May 4, 2011	May 5, 2010	May 4, 2011	May 5, 2010
	(12 weeks)	(12 weeks)	(36 weeks)	(36 weeks)
	(In thousands except share data)
Numerator:
Income (loss) from continuing operations	$2,056	$1,222	$(256)	$(1,712)
Income (loss) from discontinued operations	(365)	(492)	375	(1,697)

Net income (loss)	$1,691	$730	$119	$(3,409)

Denominator:
Denominator for basic earnings per share – weighted-average shares	28,257	28,145	28,224	28,125
Effect of potentially dilutive securities:
Employee and non-employee stock options	47	6	—	—

Denominator for earnings per share assuming dilution	28,304	28,151	28,224	28,125

Income (loss) per share from continuing operations:
Basic	$0.07	$0.04	$(0.01)	$(0.06)
Assuming dilution	$0.07	$0.04	$(0.01)	$(0.06)

Loss per share from discontinued operations:
Basic	$(0.01)	$(0.01)	$0.01	$(0.06)
Assuming dilution	$(0.01)	$(0.01)	$0.01	$(0.06)

Net income (loss) per share:
Basic	$0.06	$0.03	$—	$(0.12)
Assuming dilution	$0.06	$0.03	$—	$(0.12)

Note 12. New Adopted Accounting Pronouncements

In December 2009, the Financial Accounting Standards Board (“FASB”) issued ASU 2009-17, “Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities,” which codifies SFAS No. 167, “Amendments to FASB Interpretation No. 46(R).” ASU 2009-17 eliminates exceptions to consolidating qualifying special-purpose entities, contains new criteria for determining the primary beneficiary, and increases the frequency of required reassessments to determine whether a company is the primary beneficiary of a variable interest entity. ASU 2009-17 changes how a company determines when an entity that is insufficiently capitalized or is not controlled through voting or similar rights should be consolidated and also contains a new requirement that any term, transaction, or arrangement that does not have a substantive effect on an entity’s status as a variable interest entity, a company’s power over a variable interest entity, or a company’s obligation to absorb losses or its right to receive benefits of an entity must be disregarded. The determination of whether a company is required to consolidate an entity is based on, among other things, an entity’s purposes and design and a company’s ability to direct the activities of the entity that most significantly impacts the entity’s economic performance. ASU 2009-17 is effective for the Company’s 2011 fiscal year, and its implementation had no material affect on the Company’s consolidated financial statements.

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

In July 2010, the FASB issued ASU No. 2010-20, Receivables (Topic 310), which provides guidance to enhance disclosures about the credit quality of a creditor’s financing receivables and the adequacy of its allowance for credit loses. The guidance became effective as of May 4, 2011 and its implementations had no material affect on the Company’s consolidated financial statements.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s discussion and analysis of financial condition and results of operations should be read in conjunction with the unaudited consolidated financial statements and footnotes for the period ended May 4, 2011 included in Item 1 of Part I of this Quarterly Report on Form 10-Q, and the audited consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended August 25, 2010.

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

As of May 4, 2011, we owned and operated 155 restaurants, of which 95 are traditional cafeterias, 56 are gourmet hamburger restaurants, 3 are upscale fast serve chicken restaurants, and one primarily serves seafood. These establishments are located in close proximity to retail centers, business developments and residential areas mostly throughout the United States.

Also as of May 4, 2011, we operated 18 culinary contract service facilities. These facilities are located within healthcare and education settings in Texas and Louisiana. These facilities provide food service options to varied populations including in-hospital-room patient meal service, retail food-court style restaurant dining, and coffee/snack kiosks.

Also as of May 4, 2011, we are a franchisor for a network of 127 Fuddruckers restaurants. The owners of these franchise units pay royalty revenue to us as a franchisor.

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

RESULTS OF OPERATIONS

For the Third Quarter and Year-to-Date Fiscal Year 2011 versus the Third Quarter and Year-to-Date Fiscal Year 2010

Sales

Total sales increased approximately $26.2 million, or 45.8%, in the quarter ended May 4, 2011 compared to the quarter ended May 5, 2010, consisting of a $24.1 million increase in restaurant sales, $1.6 million in Fuddruckers franchise revenue, a $0.3 million increase in Culinary Contract sales, and $0.2 million in vending revenue from our Company-operated Fuddruckers units. The $24.1 million increase in restaurant sales included a $1.9 million increase in sales at Luby’s Cafeteria-branded restaurants and $22.2 million in sales from Fuddruckers-branded restaurants in the quarter ended May 4, 2011. On a same-store basis, restaurant sales at the Luby’s Cafeteria restaurants increased 3.5% during the quarter ended May 4, 2011 compared to the quarter ended May 5, 2010. The year-over-year same store sales increase of 3.5% in the quarter ended May 4, 2011 compared to a year-over-year decrease of 4.8% in the quarter ended May 5, 2010. The improved same store sales is primarily due to improving economic conditions and our focus on local restaurant marketing efforts and limited time offers used to generate customer traffic at the Luby’s Cafeteria restaurant units as well as the contribution from offering breakfast on the weekends at the majority of our cafeteria restaurants in the quarter ended May 4, 2011.

Total sales increased approximately $71.9 million, or 44.0%, in the three quarters ended May 4, 2011 compared to the three quarters ended May 5, 2010, consisting of a $66.3 million increase in restaurant sales, $4.6 million in Fuddruckers franchise revenue, a $0.5 million increase in Culinary Contract sales, and $0.4 million in vending revenue from our Company-operated Fuddruckers units. The $66.3 million increase in restaurant sales included a $5.3 million increase in sales at Luby’s Cafeteria-branded restaurants and $61.0 million in sales from Fuddruckers-branded restaurants in the three quarters ended May 4, 2011. On a same-store basis, restaurant sales at the Luby’s Cafeteria restaurants increased 3.9% during the three quarters ended May 4, 2011 compared to the three quarters ended May 5, 2010. The improved same-store sales is primarily due to improving economic conditions and our focus on local restaurant marketing efforts and limited time offers used to generate customer traffic at the Luby’s Cafeteria restaurant units as well as the contribution from offering breakfast on the weekends at approximately 66.0% of our cafeteria restaurants in the three quarters ended May 4, 2011

The prior year results of restaurants closed as part of our Cash Flow Improvement and Capital Redeployment Plan (the “Plan”) have been reclassified to discontinued operations.

Cost of Food

Food costs increased approximately $7.2 million, or 48.8%, in the quarter ended May 4, 2011 compared to the quarter ended May 5, 2010 due to the inclusion in our operations of the Fuddruckers units acquired in July 2010. As a percentage of restaurant sales, food costs increased 0.8%, to 28.2%, in the quarter ended May 4, 2011 compared to 27.4% in the quarter ended May 5, 2010, primarily due to (1) higher food commodity costs, particularly in the areas of beef, seafood, poultry, and fresh produce; (2) adding the all-you-can eat breakfast offer on the weekends in approximately 66.0% of our cafeteria units; and (3) offering select menu items at a lower price on a limited time basis to generate customer traffic.

Food costs increased approximately $22.4 million, or 53.4%, in the three quarters ended May 4, 2011 compared to the three quarters ended May 5, 2010, due to the inclusion in our operations of the Fuddruckers units acquired in July 2010. As a percentage of restaurant sales, food costs increased 1.9%, to 29.2% in the three quarters ended May 4, 2011 compared to 27.3% in the three quarters ended May 5, 2010, primarily due to (1) higher food commodity costs, particularly in the areas of beef, seafood, poultry, and fresh produce; (2) adding the all-you-can eat breakfast offer on the weekends in approximately 66.0% of our cafeteria units; and (3) offering select menu items at a lower price on a limited time basis to generate customer traffic.

Payroll and Related Costs

Payroll and related costs increased approximately $7.3 million in the quarter ended May 4, 2011 compared to the quarter ended May 5, 2010. Payroll and related expenses increased due to the inclusion in our operations of the Fuddruckers units. As a percentage of restaurant sales, these costs decreased 1.5%, to 33.6%, in the quarter ended May 4, 2011 compared to 35.1% in the quarter ended May 5, 2010, due to inclusion of lower restaurant labor costs associated with the acquired Fuddruckers units partially offset by deployment of additional hourly labor to accommodate the increased customer traffic at our Luby’s Cafeteria units driven by longer operating hours at approximately 66.0% of units that now serve breakfast on the weekends, as well as increased customer traffic from limited time offers. The restaurant labor costs as a percentage of restaurant sales at a Fuddruckers unit are typically lower than that of a Luby’s Cafeteria unit due to the smaller size and lower complexity of operations.

Payroll and related costs increased approximately $20.7 million in the three quarters ended May 4, 2011 compared to the three quarters ended May 5, 2010, due to the inclusion in our operations of the Fuddruckers units acquired in July 2010. As a percentage of restaurant sales, these costs decreased 1.6%, to 34.7%, in the three quarters ended May 4, 2011 compared to 36.3% in the three quarters ended May 5, 2010, due to inclusion of lower restaurant labor costs associated with the acquired Fuddruckers units partially offset by higher worker’s compensation expense, additional hourly labor to accommodate the increased customer traffic at our Luby’s Cafeteria units driven by longer operating hours at approximately 66.0% of units that now serve breakfast on the weekends, as well as increased customer traffic from limited time offers.

Other Operating Expenses

Other operating expenses primarily include restaurant-related expenses for utilities, repairs and maintenance, advertising, insurance, services, supplies and occupancy costs. Other operating expenses increased by approximately $6.7 million, or 63.8%, in the quarter ended May 4, 2011 compared to the quarter ended May 5, 2010, primarily due to the inclusion in our operations of the Fuddruckers units acquired in July 2010, partially offset by lower utility costs of approximately $0.2 million at our cafeteria units. As a percentage of restaurant sales, other operating expenses increased 2.6%, to 22.1%, in the quarter ended May 4, 2011 compared to 19.5% in the quarter ended May 5, 2010, due to (1) the increase in the mix of leased units with the acquisition of substantially all of the assets of Fuddruckers, (2) higher repairs, maintenance, and supplies costs related to upgrades at Fuddruckers units, partially offset by (3) lower utility expenses.

Other operating expenses increased by approximately $18.8 million, or 56.2%, in the three quarters ended May 4, 2011 compared to the three quarters ended May 5, 2010, primarily due to the inclusion in our operations of the Fuddruckers units acquired in July 2010, partially offset by lower marketing and advertising costs of approximately $0.9 million. As a percentage of restaurant sales, other operating expenses increased 1.9%, to 23.7%, in the three quarters ended May 4, 2011 compared to 21.8% in the three quarters ended May 5, 2010, due to (1) the increase in the mix of leased units with the acquisition of substantially all of the assets of Fuddruckers, 2) higher repairs, maintenance, and supplies costs related to upgrades at Fuddruckers units, partially offset by (3) lower marketing and advertising expenses, and (4) lower utility expenses.

Opening Costs

Opening costs include labor, supplies, occupancy, and other costs necessary to support the restaurant through its opening period. Opening costs were approximately $34 thousand in the quarter ended May 4, 2011 compared to approximately $31 thousand in the quarter ended May 5, 2010. The quarter ended May 4, 2011 and the quarter ended May 5, 2010 included carrying costs of locations to be developed for future restaurant openings.

Opening costs were approximately $0.2 million in the three quarters ended May 4, 2011 compared to approximately $0.2 million in the three quarters ended May 5, 2010. Opening costs in the three quarters ended May 4, 2011 and the three quarters ended May 5, 2010 included the carrying costs of locations to be developed for future restaurant openings. The three quarters ended May 4, 2011 also included the opening costs for one Company-operated unit that was previously operated as a franchisee unit, and the support costs associated with franchisees opening two units. The three quarters ended May 5, 2010 also included an impairment charge of less than $0.1 million for assets that will not be fully incorporated into the final design of the unit.

Cost of Culinary Contract Services

Cost of culinary contract services increased by approximately $0.4 million in the quarter ended May 4, 2011 compared to the quarter ended May 5, 2010. Cost of culinary contract services includes the food, labor, and other direct operating expenses associated with culinary contract services. During the quarter ended May 4, 2011, culinary contract services operated 18 facilities compared to 17 for the quarter ended May 5, 2010.

Cost of culinary contract services increased by approximately $0.5 million in the three quarters ended May 4, 2011 compared to the three quarters ended May 5, 2010.

Depreciation and Amortization

Depreciation and amortization expense increased by approximately $0.4 million, or 13.0%, in the quarter ended May 4, 2011 compared to the quarter ended May 5, 2010 due to the acquisition of substantially all of the assets of Fuddruckers.

Depreciation and amortization expense increased by approximately $1.6 million, or 15.1%, in the three quarters ended May 4, 2011 compared to the three quarters ended May 5, 2010 due to the acquisition of substantially all of the assets of Fuddruckers.

General and Administrative Expenses

General and administrative expenses include corporate salaries and benefits-related costs, including restaurant area leaders, share-based compensation, professional fees, travel and recruiting expenses and other office expenses. General and administrative expenses increased by approximately $1.8 million, or 35.2%, in the quarter ended May 4, 2011 compared to the quarter ended May 5, 2010. The increase was due to (1) an increase of $1.1 million in salaries and benefits expense, primarily as a result of the addition of staff related to the Fuddruckers-branded restaurants acquired in July 2010 and (2) an increase in travel, supplies, insurance, and professional fees, also primarily related to supporting the Fuddruckers-branded restaurants, which have a larger geographic footprint. As a percentage of total sales, general and administrative expenses decreased to 8.4% in the quarter ended May 4, 2011 compared to 9.0% in the quarter ended May 5, 2010.

General and administrative expenses increased by approximately $4.3 million, or 27.7%, in the three quarters ended May 4, 2011 compared to the three quarters ended May 5, 2010. The increase was due to (1) an increase of $1.9 million in salaries and benefits expense as the addition of corporate staff related to the Fuddruckers-branded restaurants acquired in July 2010 was partially offset by the reductions in corporate staffing in the prior year; (2) an increase of $1.0 million in professional fees and corporate services; (3) an increase of $0.8 million in travel and supplies, largely related to supporting the Fuddruckers-branded restaurants, which have a larger geographic footprint; and (4) an increase of $0.5 million in insurance and other corporate-related expenses. As a percentage of total sales, general and administrative expenses decreased to 8.5% in the three quarters ended May 4, 2011 compared to 9.6% in the three quarters ended May 5, 2010.

Net Loss (Gain) on Disposition of Property and Equipment

The net loss on disposition of property and equipment was approximately $28 thousand in the quarter ended May 4, 2011. The net gain on disposition of property and equipment was approximately $0.2 million in the quarter ended May 5, 2010. The net gain in the quarter ended May 5, 2010 was primarily from the gain on the sale of one closed restaurant property offset by normal asset retirement activity in our restaurant units.

The disposition of property and equipment in the three quarters ended May 4, 2011 resulted in a net loss of approximately $1,000. The net gain on disposition of property and equipment was approximately $1.0 million in the three quarters ended May 5, 2010 which included a gain on the sale of an easement right and the sale of one unit in excess of net book value, partially offset by normal asset retirement activity in our restaurant units.

Interest Income

Interest income decreased by approximately $7 thousand in the quarter ended May 4, 2011 compared to the quarter ended May 5, 2010, primarily related to lower cash and cash equivalents.

Interest income decreased by approximately $19 thousand in the three quarters ended May 4, 2011 compared to the three quarters ended May 5, 2010, primarily related to lower cash and cash equivalents.

Interest Expense

Interest expense in the quarter ended May 4, 2011 increased approximately $0.5 million compared to the interest expense in the quarter ended May 5, 2010, due to higher outstanding debt balances resulting from borrowings related to the acquisition of substantially all of the assets of Fuddruckers.

Interest expense in the three quarters ended May 4, 2011 increased approximately $1.5 million in the three quarters ended February 11, 2010 compared to the three quarters ended May 5, 2010, due to higher outstanding debt balances resulting from borrowings related to the acquisition of substantially all of the assets of Fuddruckers.

Gain on Sales and Redemptions (Impairment of Fair Market Value) of Investments

The impairment charge for decrease in fair market value of investments of $0.4 million in the three quarters ended May 5, 2010 was due to the illiquidity of the market for auction rate securities investments. The reduction in fair value of the investments was derived through valuation and was considered “other than temporary”. However, the investments were sold at par by the end of fiscal year 2010 and the loss was recouped.

The Company has no similar investments as of the quarter ended May 4, 2011.

Other Income, Net

Other income, net consisted primarily of the following components: net rental property income and expenses relating to property for which we are the landlord; prepaid sales tax discounts earned through our participation in state tax prepayment programs; and oil and gas royalty income. Other income, net in the quarter ended May 4, 2011 increased approximately $0.2 million compared to the quarter ended May 5, 2010. The increase was primarily due to (1) net rental income on properties that we lease to third parties; (2) oil and gas royalty income; and (3) higher prepaid sales tax discounts earned on a higher sales volume with the inclusion of sales from Fuddruckers restaurants.

Other income, net in the three quarters ended May 4, 2011 increased approximately $0.3 million compared to the three quarters ended May 5, 2010. The increase was partially due to (1) net rental income on properties that we lease to third parties; (2) higher prepaid sales tax discounts earned on a higher sales volume with the inclusion of sales from Fuddruckers units; and (3) oil and gas royalty income.

Taxes

For the quarter ended May 4, 2011, the income taxes related to continuing operations resulted in a tax provision of $1.4 million compared to a tax provision of $0.5 million for the quarter ended May 5, 2010. For the quarters ended May 4, 2011 and May 5, 2010 there was no change to the valuation allowance related to deferred tax assets.

For the three quarters ended May 4, 2011, the income taxes related to continuing operations resulted in a tax provision of $0.2 million compared to a tax benefit of $0.3 million for the three quarters ended May 5, 2010. The primary reason for the difference is the reduction in the loss from continuing operations from $2.0 million for the three quarters ended May 5, 2010 to almost zero for the three quarters ended May 4, 2011.

Additionally, the income tax provision of $0.2 million related to continuing operations for the three quarters ended May 4, 2011 is the sum of (1) estimated taxes based on income from continuing operations, (2) an increase of $0.1 million in the valuation allowance, (3) the tax impact of finalizing estimated amounts after filing our federal income tax return and paying a state income tax extension payment during the quarter ended May 4, 2011 and (4) foreign withholding on royalty payments from franchisees.

Discontinued Operations

The loss from discontinued operations was $0.4 million in the quarter ended May 4, 2011 compared to a $0.5 million loss in the quarter ended May 5, 2010. The loss for the quarter ended May 4, 2011 included (1) a $0.1 million loss on sales of assets related to discontinued operations; (2) $0.3 million in carrying costs associated with assets that are related to discontinued operations; and (3) a $0.1 million impairment charge for assets related to discontinued operations, partially offset by a $0.1 million income tax benefit related to discontinued operations.

The loss from discontinued operations of $0.5 million in the quarter ended May 5, 2010 included $0.7 million in carrying costs associated with assets related to discontinued operations, offset by a net tax benefit of $0.2 million related to discontinued operations.

The income from discontinued operations was $0.4 million in the three quarters ended May 4, 2011 compared to a $1.7 million loss in the three quarters ended May 5, 2010. The income for the three quarters ended May 4, 2011 included $2.0 million in gains on the sale of assets related to discontinued operations, partially offset by (1) $1.0 million in carrying costs associated with assets related to discontinued operations; (2) $0.6 million impairment charge for assets related to discontinued operations; and (3) a $0.1 million income tax provision related to discontinued operations.

The loss from discontinued operations of $1.7 million in the three quarters ended May 5, 2010 included $4.2 million in carrying costs associated with assets related to discontinued operations, offset by (1) a $1.6 million gain on the sale of assets related to discontinued operations and (2) a tax benefit of $0.9 million related to discontinued operations.

LIQUIDITY AND CAPITAL RESOURCES

Cash and Cash Equivalents

General. Our primary sources of short-term and long-term liquidity are cash flows from operations, proceeds from the sale of assets and our revolving credit facility. Net cash provided by operating activities was $6.6 million for the three quarters ended May 4, 2011 compared to $0.2 million cash used in operating activities for the three quarters ended May 5, 2010. We plan to continue the level of capital and repair and maintenance expenditures necessary to keep our restaurants attractive and operating efficiently.

Our cash requirements consist principally of

•	repayments of debt under our 2009 Credit Facility (as defined below),

•	capital expenditures for culinary contract services development and construction, restaurant renovations and upgrades and information technology, and

•	working capital primarily for our owned restaurants and culinary contract service agreements.

As of May 4, 2011, we had $31.0 million outstanding under our 2009 Credit Facility. Under the current terms, the outstanding balance matures and the 2009 Credit Facility expires on September 1, 2011. We expect to refinance any remaining portion of the debt and renew or replace our existing credit facility prior to September 1, 2011. We may not be able to refinance the existing facility or enter into a new facility on a timely basis or on terms that are acceptable to us, and our inability to refinance the 2009 Credit Facility could have a material adverse effect on our financial condition.

As is common in the restaurant industry, we maintain relatively low levels of accounts receivable and inventories, and our vendors grant trade credit for purchases such as food and supplies. However, high levels of accounts receivable are typical for culinary contract services.

Cash and cash equivalents decreased to $1.2 million at May 4, 2011 from $2.3 million at the beginning of the fiscal year. This decrease was primarily due to cash used to repay debt of $10.5 million, capital expenditures of $5.1 million and the acquisition of one additional Fuddruckers location for $0.3 million, offset by proceeds from sale of assets of $8.5 million and cash provided by operating activities of $6.6 million. We generally reinvest available cash flows from operations to develop new restaurants, enhance existing restaurants and to support culinary contract services.

The following table summarizes our cash flows from operating, investing and financing activities:

	Three Quarters ended
	May 4, 2011	May 5, 2010
	(36 weeks)	(36 weeks)
	(In thousands)
Total cash provided by (used in):
Operating activities	$6,598	$244
Investing activities	3,089	6,950
Financing activities	(10,755)	(378)

Increase in cash and cash equivalents	$(1,068)	$6,816

Operating Activities. In the three quarters ended May 4, 2011, cash provided by operating activities increased $6.4 million compared to the three quarters ended May 5, 2010. Cash provided by operating activities before changes in operating assets and liabilities was $11.8 million for the three quarters ended May 4, 2011 compared to $5.0 million for the three quarters ended May 5, 2010, an increase of $6.8 million. Changes in operating assets and liabilities used $5.2 million cash for the three quarters ended May 4, 2011 compared to $4.8 million for the three quarters ended May 5, 2010, an increase of $0.4 million.

Investing Activities. Cash provided by investing activities was $3.1 million in the three quarters ended May 4, 2011 compared to $7.0 million of cash flows provided by investing activities in the three quarters ended May 5, 2010. The $3.9 million change is due to a $1.4 million reduction in proceeds from the redemption of investments, a $0.7 million increase in proceeds from the disposal of assets and property held for sale, a $2.9 million increase in purchases of property and equipment and $0.3 million for the acquisition of one additional Fuddruckers location. Our purchase of property and equipment includes, among other things, restaurant remodeling, information technology enhancements and Culinary Contract Service locations. We expect to spend approximately $8.0 million to $10.0 million on capital expenditures in fiscal year 2011.

Financing Activities. Cash used in financing activities increased from $0.4 million to $10.8 million, compared to the three quarters ended May 5, 2010, due primarily to net repayment of prior net borrowings under our 2009 Credit Facility during the three quarters ended May 4, 2011.

Status of Trade Accounts and Other Receivables, Net

We monitor the aging of our receivables, including Fuddruckers franchising related receivables, and record provisions for uncollectability as appropriate. Credit terms of accounts receivable associated with our culinary contract service business vary from 30 to 60 days based on contract terms.

Working Capital

We had a working capital deficit of $50.6 million as of May 4, 2011, compared to a working capital deficit of $23.3 million as of August 25, 2010. The $27.3 million increase in the deficit is primarily due to the $31.0 million outstanding under the 2009 Credit Facility and decreases in cash of $1.1 million offset by decreases in accounts payable and accrued expenses and other liabilities of $1.2 million partially offset by increased accounts receivable, food and supply inventories and prepaid expenses of $3.5 million. We expect to meet our working capital requirements through cash flows from operations, sales of properties and availability under our 2009 Credit Facility.

Capital Expenditures

Capital expenditures consist of purchases of real estate for future restaurant sites, new units construction, purchases of new and replacement restaurant furniture and equipment, and ongoing remodeling programs. Capital expenditures for the three quarters ended May 4, 2011 were approximately $5.1 million, and related to maintaining our investment in existing operating units. We expect to be able to fund all capital expenditures in fiscal year 2011 using cash flows from operations and availability under our 2009 Credit Facility. We expect to spend approximately $8.0 million to $10.0 million on capital expenditures in fiscal year 2011.

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

The aggregate amount of the lenders’ commitments under the 2009 Credit Facility currently is $43.9 million as of May 31, 2011 and will be reduced to $40.0 million on August 31, 2011. The 2009 Credit Facility also provides for the issuance of letters of credit in a maximum aggregate amount of $15.0 million outstanding at any one time.

The 2009 Credit Facility is guaranteed by all of our present or future subsidiaries. In addition, in connection with the expansion of the 2009 Credit Facility that accompanied our acquisition of substantially all of the assets of Fuddruckers in July 2010, Christopher J. Pappas, our President and Chief Executive Officer, and Harris J. Pappas, a member of our Board of Directors, guaranteed the payment of up to $13.0 million of our indebtedness under the 2009 Credit Facility. The maximum amount of this guaranty was reduced to $9.5 million on February 28, 2011 and further reduced to $6.0 million on May 31, 2011.

The 2009 Credit Facility expires on September 1, 2011 and all amounts owed by us under the 2009 Credit Facility must be repaid in full upon the maturity date of September 1, 2011.

At any time throughout the term of the 2009 Credit Facility, we have the option to elect one of two bases of interest rates. One interest rate option is the greater of (a) the Federal Funds Effective Rate plus 0.50%, or (b) prime, plus, in either case, an applicable spread that ranges from 1.00% to 2.75% per annum, subject to an interest rate floor of 4.00%. The other interest rate option is the London InterBank Offered Rate plus a spread that ranges from 2.75% to 4.50% per annum, subject to an interest rate floor of 4.00%. The applicable spread under each option is dependent upon the Total Leverage Ratio (as defined below) at the most recent determination date.

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

•

the maintenance of a ratio of EBITDA to the sum of (1) interest expense (as defined in the Credit Agreement) plus (2) the outstanding balance of the loans divided by seven (the “Interest Coverage Ratio”) of at least 2.00 to 1.00 as of the end of each fiscal quarter,

•

the maintenance of EBTIDA of not less than (1) $4,500,000 for the fiscal quarter ended August 25, 2010, (2) $2,500,000 for the fiscal quarter ended November 17, 2010, (3) $3,500,000 for the fiscal quarter ended February 9, 2011, (4) $7,000,000 for the fiscal quarter ended May 4, 2011 and (5) $6,500,000 for the fiscal quarter ending August 31, 2011,

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

As of May 4, 2011, we had $31.0 million in outstanding loans and $1.2 million committed under letters of credit, which were issued as security for the payment of insurance obligations.

At May 4, 2011, $16.6 million was available under the 2009 Credit Facility.

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

For assets held for use, we estimate future cash flows using assumptions based on possible outcomes of the areas analyzed. If the undiscounted future cash flows are less than the carrying value of our location’s assets, we record an impairment based on an estimate of discounted cash flows. The estimates of future cash flows, based on reasonable and supportable assumptions and projections, require management’s subjective judgments. Assumptions and estimates used include operating results, changes in working capital, discount rate, growth rate, anticipated net proceeds from disposition of the property and if applicable, lease terms. The span of time for which future cash flows are estimated is often lengthy, increasing the sensitivity to assumptions made. The time span is longer and could be 20 to 25 years for newer properties, but only 5 to 10 years for older properties. Depending on the assumptions and estimates used, the estimated future cash flows projected in the evaluation of long-lived assets can vary within a wide range of outcomes. We consider the likelihood of possible outcomes in determining the best estimate of future cash flows. The measurement for such an impairment loss is then based on the fair value of the asset as determined by discounted cash flows. We operated 155 restaurants as of May 4, 2011 and periodically experience unanticipated changes in our assumptions and estimates. Those changes could have a significant impact on discounted cash flow models with a corresponding significant impact on the measurement of an impairment. We believe we have 5 locations with an aggregate net carrying value of assets held for use of $1.5 million where it is possible that an impairment charge could be taken over the next 12 months. Gains are not recognized until the assets are disposed.

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

NEW ACCOUNTING PRONOUNCEMENTS

In May 2011, the FASB issued ASU No. 2011-04, Fair Value Measurement (Topic 820) which amends the fair value measurement and disclosure requirements. The amendment is effective during interim and annual reporting periods beginning after December 15, 2011. We are currently evaluating the impact on our consolidated financial statements.

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

•

future debt, including liquidity and the sources and availability of funds related to debt, and expected repayment of debt, ability to refinance the existing credit facility or enter into a new credit facility on a timely basis,

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

•	general business and economic conditions,

•	the impact of competition,

•	our operating initiatives, changes in promotional, couponing and advertising strategies and the success of management’s business plans,

•	fluctuations in the costs of commodities, including beef, poultry, seafood, dairy, cheese, oils and produce,

•	ability to raise menu prices and customers acceptance of changes in menu items,

•	increases in utility costs, including the costs of natural gas and other energy supplies,

•	changes in the availability and cost of labor, including the ability to attract qualified managers and team members,

•	the seasonality of the business,

•	collectability of accounts receivable,

•	changes in governmental regulations, including changes in minimum wages and health care benefit regulation,

•	the effects of inflation and changes in our customers’ disposable income, spending trends and habits,

•	the ability to realize property values,

•	the availability and cost of credit,

•	weather conditions in the regions in which our restaurants operate,

•	costs relating to legal proceedings,

•	impact of adoption of new accounting standards,

•	effects of actual or threatened future terrorist attacks in the United States,

•	unfavorable publicity relating to operations, including publicity concerning food quality, illness or other health concerns or labor relations, and

•	the continued service of key management personnel.

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

We are exposed to market risk from changes in interest rates affecting our variable-rate debt. During the quarter ended May 4, 2011, the total amount of debt subject to interest rate fluctuations outstanding under our 2009 Credit Facility was $31.0 million. Assuming an average debt balance of $31.0 million, a 1.0% increase in prevailing interest rates above our 4.00% interest rate to a 5.00% interest rate per our 2009 Credit Facility would increase our annual interest expense by $0.3 million.

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

Evaluation of Disclosure Controls and Procedures

Management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of May 4, 2011. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of May 4, 2011, our disclosure controls and procedures were effective in providing reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended May 4, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II - OTHER INFORMATION

Item 1.	Legal Proceedings

There have been no material changes to our legal proceedings as disclosed in “Legal Proceedings” in Item 3 of Part I of our Annual Report on Form 10-K for the fiscal year ended August 25, 2010.

Item 6.	Exhibits

10.1	Amendment No. 6 dated as of April 20, 2011 to Employment Agreement dated as of November 9, 2005, as amended on October 29, 2007, November 19, 2008, November 19, 2009, April 15, 2010 and September 2, 2010, between Luby’s, Inc. and Christopher J. Pappas (incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K filed on April 26, 2011).

31.1	Rule 13a-14(a)/15d-14(a) certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Rule 13a-14(a)/15d-14(a) certification of the Principal Financial and Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Section 1350 certification of the Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Section 1350 certification of the Principal Financial and Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LUBY’S, INC. (Registrant)

Date: June 10, 2011	By:	/s/ Christopher J. Pappas
Christopher J. Pappas
President and Chief Executive Officer
(Principal Executive Officer)

Date: June 10, 2011	By:	/s/ K. Scott Gray
K. Scott Gray
Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

10.1	Amendment No. 6 dated as of April 20, 2011 to Employment Agreement dated as of November 9, 2005, as amended on October 29, 2007, November 19, 2008, November 19, 2009, April 15, 2010 and September 2, 2010, between Luby’s, Inc. and Christopher J. Pappas (incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K filed on April 26, 2011).

31.1	Rule 13a-14(a)/15d-14(a) certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Rule 13a-14(a)/15d-14(a) certification of the Principal Financial and Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Section 1350 certification of the Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Section 1350 certification of the Principal Financial and Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.