Form 10-K
period 2011-08-31
LUBYS INC
filed 2011-11-14
CIK 16099

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended August 31, 2011

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the shares of common stock of the registrant held by nonaffiliates of the registrant as of February 8, 2011, was approximately $104,997,000 (based upon the assumption that directors and executive officers are the only affiliates).

As of November 9, 2011, there were 28,165,005 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the following document are incorporated by reference into the designated parts of this Form 10-K:

Definitive Proxy Statement relating to 2012 annual meeting of shareholders (in Part III)

Luby’s, Inc.

Form 10-K

Year ended August 31, 2011

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

Compliance with New York Stock Exchange Requirements

We submitted to the New York Stock Exchange (“NYSE”) the CEO certification required by Section 303A.12(a) of the NYSE’s Listed Company Manual with respect to our fiscal year ended August 25, 2010. We expect to submit the CEO certification with respect to our fiscal year ended August 31, 2011 to the NYSE within 30 days after our annual meeting of shareholders. We are filing as an exhibit to this Form 10-K the certifications required by Section 302 of the Sarbanes-Oxley Act of 2002.

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

Overview

Luby’s, Inc. (formerly, Luby’s Cafeterias, Inc.) was founded in 1947 in San Antonio, Texas. The Company was originally incorporated in Texas in 1959, with nine cafeterias in various locations, under the name Cafeterias, Inc. It became a publicly held corporation in 1973, then changed its name in 1981 to Luby’s Cafeterias, Inc. and joined the New York Stock Exchange in 1982. Luby’s, Inc. was reincorporated in Delaware on December 31, 1991 and was restructured into a holding company on February 1, 1997, at which time all of the operating assets were transferred to Luby’s Restaurants Limited Partnership, a Texas limited partnership composed of two wholly owned, indirect corporate subsidiaries. On July 9, 2010, Luby’s Restaurants Limited Partnership was converted into Luby’s Fuddruckers Restaurants, LLC, a Texas limited liability company (“LFR”). All restaurant operations are conducted by LFR. In this report, unless otherwise specified, “Luby’s,” “we,” “our,” “us” and “our company” refer to Luby’s, Inc., LFR and the consolidated subsidiaries of Luby’s, Inc.

On July 26, 2010, we, through our subsidiary, LFR, completed the acquisition of substantially all of the assets of Fuddruckers, Inc., Magic Brands, LLC and certain of their affiliates (collectively, “Fuddruckers”) for approximately $63.1 million of cash. LFR also assumed certain of Fuddruckers’ obligations, real estate leases and contracts. Upon the completion of the acquisition, LFR became the owner and operator of 56 Fuddruckers locations and 3 Koo Koo Roo Chicken Bistro (“Koo Koo Roo”) locations with franchisees currently operating an additional 130 locations.

Luby’s, Inc. is a multi-branded company operating in the restaurant industry and the contract food services industry. Our primary brands include Luby’s Cafeteria, Luby’s Culinary Contract Services, and Fuddruckers. Also included in our brands are Luby’s, Etc. and Koo Koo Roo Chicken Bistro.

As of November 9, 2011, we operated 155 restaurants located throughout the United States, as set forth in the table below. These establishments are located in close proximity to retail centers, business developments and residential areas. Of the 155 restaurants, 81 are located on property that we own and 74 are on leased premises.

Total
Texas:
Houston Metro	46
Dallas/Fort Worth Metro	13
San Antonio Metro	19
Rio Grande Valley	11
Austin	10
Other Texas Markets	15
Arizona	5
California	12
Georgia	3
Illinois	5
Maryland	3
Virginia	3
Other States	10

Total	155

As of November 9, 2011, we operated culinary contract services at 21 locations; 15 in the Houston, Texas area, 3 in Louisiana, 2 in Denton, Texas and 1 in Austin, Texas. Luby’s Culinary Services provides food service management to healthcare, educational and corporate dining facilities.

As of November 9, 2011, we had 60 franchisees operating 121 Fuddruckers restaurants, of which 116 are located in 30 states, 1 in Canada and 4 in Puerto Rico.

Fuddruckers Franchises
Texas:
Houston Metro	1
Dallas/Fort Worth Metro	9
Other Texas Markets	18
California	9
Florida	5
Georgia	3
Idaho	2
Louisiana	3
Maryland	2
Massachusetts	5
Michigan	6
Missouri	3
Montana	6
Nebraska	1
Nevada	3
New Jersey	5
New Mexico	3
North Carolina	2
Oregon	2
Pennsylvania	5
South Carolina	8
South Dakota	2
Tennessee	3
Virginia	3
Wisconsin	2
Other States	5
Canada	1
Puerto Rico	4

Total	121

For additional information regarding our restaurant locations, please read “Properties” in Item 2 of Part I of this report.

We are headquartered in Houston, Texas, our largest restaurant market. Our corporate headquarters is located at 13111 Northwest Freeway, Suite 600, Houston, Texas 77040, and our telephone number at that address is (713) 329-6800. Our website is www.lubys.com.

Luby’s Cafeteria

Operations

Luby’s Cafeteria provides its customers with made-from-scratch quality food, value pricing, service and hospitality. Our cafeteria-style restaurants feature a unique concept format in today’s family and casual dining segment of restaurant companies. The cafeteria food delivery system allows customers to select freshly prepared items from the serving line, including entrées, vegetables, salads, desserts, breads and beverages, before transporting their selected items on serving trays to a table or booth of their choice in the dining area. Each restaurant offers 15 to 20 entrées, 12 to 14 vegetable dishes, 8 to 10 salads, and 10 to 12 varieties of desserts daily. Food is prepared in small quantities throughout serving hours, and frequent quality checks are conducted.

Luby’s Cafeteria’s product offerings are home-style classic made from scratch favorites priced to appeal to a broad range of customers, including those customers that focus on fast wholesome choices, quality, variety and affordability. We have had particular success among families with children, shoppers, travelers, seniors, and business people looking for a quick, freshly prepared meal at a fair price. Our restaurants are generally open for lunch and dinner seven days a week and all of our restaurants sell food-to-go orders, which accounted for 14.1% of restaurant sales in fiscal year 2011.

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

During fiscal year 2011, we spent approximately 0.6% of restaurant sales on marketing with particular emphasis on local restaurant promotions and outdoor billboards. We operate from a centralized purchasing arrangement to obtain the economic benefit of bulk purchasing and lower prices for most of our menu offerings. The arrangement involves a competitively selected prime vendor for each of our three major purchasing regions.

The number of Luby’s Cafeterias was 96 in fiscal years 2010 and 2011.

New Luby’s Prototype Restaurant

In August 2007, we introduced our new restaurant prototype design, with the opening of our first new store in over seven years, located in Cypress, Texas, a suburb north of Houston. This new prototype capitalizes on our core fundamentals of serving great food made-from-scratch and a convenient delivery system. In fiscal year 2008, we opened three new units employing this prototype design. Although we opened no new prototype units in fiscal years 2009, 2010 and 2011, we anticipate using and further modifying this prototype design as we execute our strategy to build new restaurants in markets where we believe we can achieve superior restaurant cash flows. One location was relocated into a new restaurant building directly across from its current location as a result of the landlord’s renovation plans.

Fuddruckers

Fuddruckers was founded upon the idea that guests deserve and crave a better burger experience. Fatigued by fast food quality, guests gravitated to Fuddruckers better burger concept.

To prove its commitment to serving not just better burgers, but the World’s Greatest Hamburgers, Fuddruckers designed an open kitchen where guests could see burgers freshly prepared from scratch all day. Central to the brand was the notion that nobody builds a better burger than you—so Fuddruckers pioneered the Build Your Own burger concept.

Fuddruckers serves fresh, 100% All-American premium-cut ready for oven beef. Vegetarian-fed through a combination of open grass grazing and grain, Fuddruckers beef is bred for taste on ranches only in the U.S.A. No fillers or artificial ingredients are ever added to Fuddruckers beef—and only the freshest cuts of beef with optimal marbling make the cut at Fuddruckers. Fuddruckers scratch-baked buns are made fresh all day in each restaurant’s bakery.

Guests take it from there at Fuddruckers Build Your Own market fresh produce bar where they pile it high with their choice of fresh veggies and signature Fuddruckers condiments.

While Fuddruckers’ signature burger accounts for approximately 47.0% of Fuddruckers restaurant sales, its menu also includes all-natural, free-range Fudds Exotics burgers, such as buffalo, fresh rib eye steak sandwiches, various grilled and breaded chicken breast sandwiches, hot dogs, a variety of tossed and specially prepared salads and soups, fish sandwiches, wedge-cut French fries, onion rings, soft drinks, handmade milkshakes, and bakery items. Beer and wine are served and, generally, account for less than 2% of restaurant sales.

Fuddruckers restaurants continue to feature casual, welcoming dining areas where Americana themed décor hang upon the walls.

Fuddruckers emphasizes simplicity in its operations. Restaurants generally have a total staff of one general manager, two or three assistant managers and 25 to 45 other associates, including full-time and part-time associates working in overlapping shifts. Since Fuddruckers generally utilizes a self-service concept, similar to quick casual, it typically does not employ waiters or waitresses.

Fuddruckers restaurant operations are currently divided into two regions, each supervised by an Area Vice President. The two regions are divided into a total of eight areas, each supervised by an Area Leader. On average, each Area Leader supervises seven restaurants.

We opened one Fuddruckers unit and acquired one unit from a franchisee, resulting in a fiscal 2011 year end count of 58 Fuddruckers restaurants and 3 Koo Koo Roo restaurants.

Franchising

Fuddruckers offers franchises in markets where it deems expansion to be advantageous to the development of the Fuddruckers concept and system of restaurants. The franchise agreements, after considering renewal periods, have an estimated term of 21 years. Franchise agreements typically grant franchisees an exclusive territorial license to operate a single restaurant within a specified area, usually a four-mile radius surrounding the franchised restaurant. As the new franchisor of Fuddruckers, Luby’s management will be developing its relationships with our franchisees over the coming years and beyond.

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

The number of franchised restaurants was reduced from 130 at fiscal year end 2010 to 122 at fiscal year end 2011.

Intellectual Property

Luby’s, Inc. owns or is licensed to use valuable intellectual property including trademarks, service marks, patents, copyrights, trade secrets and other proprietary information, including the Luby’s and Fuddruckers logos, trade names and trademarks, which are of material importance to our business. Depending on the jurisdiction, trademarks and service marks generally are valid as long as they are used and/or registered. Patents, copyrights and licenses are of varying durations. The success of our business depends on the continued ability to use existing trademarks, service marks and other components of our brands in order to increase brand awareness and further develop branded products and we take steps to protect our intellectual property.

Culinary Contract Services

Our culinary contract services operation (“CCS”), branded as Luby’s Culinary Services, consists of a business line servicing healthcare, higher education and corporate dining clients. The healthcare accounts are full service and typically include in-room delivery, catering, vending, coffee service and retail dining. As of November 9, 2011, we had contracts with 5 long-term acute care hospitals, 5 acute care medical centers, 2 ambulatory surgical centers, 2 behavioral hospitals, 4 business and industry clients, and 3 higher education institutions. We have the unique ability to deliver quality services that include facility design and procurement as well as nutrition and branded food services to our clients. We anticipate allocating capital expenditures as needed to further develop our CCS business in fiscal year 2012.

Employees

As of November 9, 2011, we had a workforce of 7,348 employees consisting of restaurant management employees, non-management restaurants employees, CCS management employees, CCS non-management employees, and office and facility service employees. Employee relations are considered to be good. We have never had a strike or work stoppage, and we are not subject to collective bargaining agreements.

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

The protracted economic slowdown experienced in the United States beginning in fiscal year 2008 has continued through fiscal year 2011. Disposable consumer income and consumer confidence continues to be adversely affected. As a result of the deteriorating business and economic conditions affecting our customers, we have experienced reduced customer traffic and have lowered our menu prices, which has lowered our profit margins and adversely affected our results of operations. A further slowdown in the economy or other economic conditions affecting disposable consumer income, such as unemployment levels, inflation, fuel and other energy costs, and interest rates, may adversely affect our business by reducing overall consumer spending or by causing customers to shift their spending to our competitors, which could result in a further reduction in customer traffic and lowered menu prices leading to a further reduction in revenues and a reduction in our margins. Due to economic conditions, in October 2009 we adopted a Cash Flow Improvement and Capital Redeployment Plan which included closing 24 under performing stores in the first quarter of fiscal year 2010. Continued difficulties in the U.S. economy could require us to close additional restaurants in the future.

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

Our ability to service our debt obligations is primarily dependent upon our future financial performance.

As of August 31, 2011, we had shareholders’ equity of approximately $165.0 million compared to approximately:

•	$21.5 million of long-term debt;

•	$70.2 million of minimum operating lease commitments; and

•	$1.2 million of standby letters of credit.

Our ability to meet our debt service obligations depends on our ability to generate positive cash flows from operations and proceeds for assets held for sale.

We realized positive cash flows from operating activities of $4.8 million in fiscal year 2009, $9.3 million in fiscal year 2010 and $16.5 million in fiscal year 2011. We may in the future incur negative cash flows. Our future cash flows from operating activities will be influenced by general economic conditions and by financial, business and other factors affecting our operations, many of which are beyond our control, and some of which are specified below. If we are unable to service our debt obligations, we may have to

•	delay spending on maintenance projects and other capital projects, including new restaurant development;

•	sell equity securities;

•	sell assets; or

•	restructure or refinance our debt.

Our debt, and the covenants contained in the instruments governing our debt, could have important consequences to you. For example, it could:

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

We may from time to time be the subject of complaints or litigation from customers alleging illness, injury or other food quality, health or operational concerns. Unfavorable publicity relating to one or more of our restaurants or to the restaurant industry in general may taint public perception of the Luby’s Cafeteria and Fuddruckers brands. Multi-unit restaurant businesses can be adversely affected by publicity resulting from poor food quality, illness or other health concerns or operating issues stemming from one or a limited number of restaurants. Publicity resulting from these allegations may materially adversely affect our business and financial performance, regardless of whether the allegations are valid or whether we are liable. In addition, we are subject to employee claims alleging injuries, wage and hour violations, discrimination, harassment or wrongful termination. In recent years, a number of restaurant companies have been subject to lawsuits, including class action lawsuits, alleging violations of federal and state law regarding workplace, employment and similar matters. A number of these lawsuits have resulted in the payment of substantial damages by the defendants. Regardless of whether any claims against us are valid or whether we are ultimately determined to be liable, claims may be expensive to defend and may divert time and money away from our operations and hurt our financial performance. A judgment significantly in excess of our insurance coverage, if any, for any claims could materially adversely affect our financial condition or results of operations.

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

In March 2010, comprehensive health care reform legislation under the Patient Protection and Affordable Care Act and Health Care Education and Affordability Reconciliation Act was passed and signed into law. Among other things, the health care reform legislation includes guaranteed coverage requirements, eliminates pre-existing condition exclusions and annual and lifetime maximum limits, restricts the extent to which policies can be rescinded, and imposes new and significant taxes on health insurers and health care benefits. Provisions of the health care reform legislation become effective at various dates over the next several years. The Department of Health and Human Services, the National Association of Insurance Commissioners, the Department of Labor and the Treasury Department have yet to issue necessary enabling regulations and guidance with respect to the health care reform legislation.

Due to the breadth and complexity of the health care reform legislation, the lack of implementing regulations and interpretive guidance, and the phased-in nature of the implementation, it is difficult to predict the overall impact of the health care reform legislation on our business and the businesses of our franchisees over the coming years. Possible adverse effects of the health care reform legislation include reduced revenues, increased costs, exposure to expanded liability and requirements for us to revise the ways in which we conduct business or risk of loss of business. In addition, our results of operations, financial position and cash flows could be materially adversely affected. Our franchisees face the potential of similar adverse effects, and many of them are small business owners who may have significant difficulty absorbing the increased costs.

We face intense competition, and if we are unable to compete effectively or if customer preferences change, our business and financial performance will be adversely affected.

The restaurant industry is intensely competitive and is affected by changes in customer tastes and dietary habits and by national, regional and local economic conditions and demographic trends. New menu items, concepts, and trends are constantly emerging. Our Luby’s Cafeteria and Fuddruckers brands offer a large variety of entrées, side dishes and desserts and our continued success depends, in part, on the popularity of our cuisine and cafeteria-style dining. A change away from this cuisine or dining style could have a material adverse effect on our results of operations. Changing customer preferences, tastes and dietary habits can adversely impact our business and financial performance. We compete on quality, variety, value, service, concept, price, and location with well-established national and regional chains, as well as with locally owned and operated restaurants. We face significant competition from family-style restaurants, fast-casual restaurants, and buffets as well as fast food restaurants. In addition, we also face growing competition as a result of the trend toward convergence in grocery, deli, and restaurant services, particularly in the supermarket industry, which offers “convenient meals” in the form of improved entrées and side dishes from the deli section. Many of our competitors have significantly greater financial resources than we do. We also compete with other restaurants and retail establishments for restaurant sites and personnel. We anticipate that intense competition will continue. If we are unable to compete effectively, our business, financial condition, and results of operations would be materially adversely affected.

Our growth plan may not be successful.

Depending on future economic conditions, we may not be able to open new restaurants in current or future fiscal years. Our ability to open and profitably operate new restaurants is subject to various risks such as the identification and availability of suitable and economically viable locations, the negotiation of acceptable terms for new locations, the need to obtain all required governmental permits (including zoning approvals) on a timely basis, the need to comply with other regulatory requirements, the availability of necessary contractors and subcontractors, the availability of construction materials and labor, the ability to meet construction schedules and budgets, the ability to manage union activities such as picketing or hand billing which could delay construction, increases in labor and building materials costs, the availability of financing at acceptable rates and terms, changes in weather or other acts of God that could result in construction delays and adversely affect the results of one or more restaurants for an indeterminate amount of time, our ability to hire and train qualified management personnel and general economic and business conditions. At each potential location, we compete with other restaurants and retail businesses for desirable development sites, construction contractors, management personnel, hourly employees and other resources.

If we are unable to successfully manage these risks, we could face increased costs and lower than anticipated revenues and earnings in future periods. We may be evaluating acquisitions or engaging in acquisition negotiations at any given time. We cannot be sure that we will be able to continue to identify acquisition candidates on commercially reasonable terms or at all. If we make additional acquisitions, we also cannot be sure that any benefits anticipated from the acquisition will actually be realized. Likewise, we cannot be sure that we will be able to obtain necessary financing for acquisitions. Such financing could be restricted by the terms of our debt agreements or it could be more expensive than our current debt. The amount of such debt financing for acquisitions could be significant and the terms of such debt instruments could be more restrictive than our current covenants. In addition, a prolonged economic downturn would adversely affect our ability to open new stores or upgrade existing units and we may not be able to maintain the existing number of restaurants in future fiscal years. We may not be able to renew existing leases and various other risks could cause a decline in the number of restaurants in future fiscal years and thus substantially reduce the results of operations.

Our Cash Flow Improvement and Capital Redeployment Plan may not be successful.

Pursuant to our Cash Flow Improvement and Capital Redeployment Plan adopted in October 2009, we closed underperforming units in the first quarter of fiscal year 2010. We have 10 company-owned properties and 4 ground leased properties remaining to be sold or settled. Our ability to dispose of these properties is subject to various risks, including depressed market values, availability of credit to potential buyers and a lack of qualified buyers. Accordingly, the proceeds we ultimately realize from the dispositions may be less than expected, or may take longer to realize. In addition, the terms of these transactions may be on terms that are unfavorable to us. If we are unable to sell our properties at our carrying value, we will incur additional losses. Moreover, if proceeds ultimately received from the sales are less than expected, our ability to redeploy capital to continue upgrades to our core base of restaurants, to pay down debt incurred as part of the purchase of Fuddruckers and to expand our culinary contract services business may be impaired. Additional locations may be added to the plan depending on future cash flow performance.

Non-performance under the debt covenants in our revolving credit facility could adversely affect and or limit our ability to respond to changes in our business.

As of August 31, 2011, we had outstanding long-term debt of $21.5 million. In August 2011, we amended our revolving credit facility to, among other things, expand the facility size to $50.0 million and to add certain financial covenants. Our debt covenants require certain minimum levels of financial performance as well as certain financial ratios. Our failure to comply with these covenants could result in an event of default that, if not cured or waived, could result in the acceleration of our loans outstanding and affect our ability to refinance by the termination date of September 1, 2014.

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

Successful expansion of our culinary contract services depends on our ability to obtain new clients as well as retain and renew our existing client contracts. Our ability to do so generally depends on a variety of factors, including the quality, price and responsiveness of our services, as well as our ability to market these services effectively and differentiate ourselves from our competitors. We may not be able to renew existing client contracts at the same or higher rates or our current clients may turn to competitors, cease operations, elect to self-operate or terminate contracts with us. The failure to renew a significant number of our existing contracts would have a material adverse effect on our business and results of operations.

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

The success of our business is highly dependent upon our key management personnel, particularly Christopher J. Pappas, our President and Chief Executive Officer, and Peter Tropoli, our Chief Operating Officer. The loss of the services of any key management personnel could have a material adverse effect upon our business.

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

The syndicate of banks may not have the ability to provide us with capital under our existing Revolving Credit Facility. Our existing Revolving Credit Facility expires in September 2014 and we may not be able to amend or renew the facility with terms and conditions consistent with the existing facility.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

As of November 9, 2011, Luby’s Cafeterias had 95 operating locations with seating capacity for 250 to 300 customers at each location. We own the underlying land and buildings in which 67 of our Luby’s restaurants are located. Five of these restaurant properties contain excess building space, of which four properties are leased to tenants unaffiliated with Luby’s, Inc.

In addition to the owned locations, 28 Luby’s Cafeteria restaurants are held under leases, including 8 in regional shopping malls. The majority of the leases are fixed-dollar rentals. The majority of the leases require additional amounts paid related to property taxes, hazard insurance and maintenance of common areas. Of the 28 restaurant leases, the current terms of 8 expire between 2011 and 2014, and 20 thereafter. Of the 28 restaurant leases, 24 can be extended beyond their current terms at our option.

As of November 9, 2011, we operated 57 Fuddruckers locations and 3 Koo Koo Roo locations. Each Fuddruckers restaurant generally has seating capacity for 125 to 200 customers while each Koo Koo Roo has seating capacity for 90 to 125 customers. We own the underlying land and buildings in which 14 of our Fuddruckers restaurants are located. The 3 Koo Koo Roo locations are located on leased property.

In addition to the 14 owned Fuddruckers locations, 43 restaurants are held under leases. The majority of the leases are fixed-dollar rentals. The majority of the leases require additional amounts paid related to property taxes, hazard insurance and maintenance of common areas. Of the 43 restaurant leases, the current terms of 18 expire between 2011 and 2014, and 25 thereafter. Of the 43 restaurant leases, 27 can be extended beyond their current terms at our option.

As of November 9, 2011, we had 2 owned Luby’s Cafeteria properties with a carrying value of approximately $1.0 million in properties held for sale. In addition, 10 owned Luby’s Cafeteria properties with a carrying value of $11.0 million, 2 ground leases and 2 unimproved ground leases with a carrying value of zero are discontinued operations properties which are also for sale or lease.

We currently have four owned other use properties; one is used as a Bake Shop that supports the baked products for operating Luby’s Cafeteria. Three locations are currently leased to third party tenants utilizing the entire building.

We also own two unimproved land locations that are held for future use.

We lease approximately 31,000 square feet of corporate office space, which extends through 2016. The space is located on the Northwest Freeway in Houston, Texas in close proximity to many of our Houston restaurant locations.

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

Certain current and former hourly restaurant employees filed a lawsuit against us in the U.S. District Court for the Southern District of Texas alleging violations of the Fair Labor Standards Act with respect to the inclusion of certain employees in a tip pool. The lawsuit sought back wages, penalties and attorney’s fees and was conditionally certified as a collective action in October 2008. On October 22, 2010, we agreed to a court settlement amount of $1.6 million, recognized in general and administrative expenses in the fourth quarter fiscal year 2010. We made related payments of $1.4 million as of August 31, 2011, as required by the settlement. Per the settlement, all claims had to be filed by August 31, 2011. Therefore, the settlement is complete and we recognized a $0.2 million reduction in general and administrative expenses in the fourth quarter of fiscal year 2011.

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

Item 4.	(Removed and Reserved)

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Stock Prices

Our common stock is traded on the New York Stock Exchange under the symbol “LUB.” The following table sets forth, for the last two fiscal years, the high and low sales prices on the New York Stock Exchange as reported in the consolidated transaction reporting system.

Fiscal Quarter Ended	High	Low
November 18, 2009	4.88	3.42
February 10, 2010	3.82	3.25
May 5, 2010	4.28	3.35
August 25, 2010	5.38	3.67
November 17, 2010	5.59	4.66
February 9, 2011	6.97	5.39
May 4, 2011	6.06	4.43
August 31, 2011	6.19	4.31

As of November 9, 2011, there were 2,526 holders of record of our common stock. No cash dividends have been paid on our common stock since fiscal year 2000, and we currently have no intention to pay a cash dividend on our common stock. On November 9, 2011, the closing price of our common stock on the New York Stock Exchange was $4.26.

Equity Compensation Plans

Securities authorized under our equity compensation plans as of August 31, 2011, were as follows:

	(a)	(b)	(c)
Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans Excluding Securities Reflected in Column (a)
Equity compensation plans previously approved by security holders	807,656	$9.16	839,716
Equity compensation plans not previously approved by security holders (1)	29,627	6.74	—

Total	837,283	$9.07	839,716

(1)	Represents the Luby’s, Inc. Non-employee Director Phantom Stock Plan.

See Note 15, “Share-Based Compensation,” to our Consolidated Financial Statements included in Item 8 of Part II of this report.

The following graph compares the cumulative total stockholder return on our common stock for the five fiscal years ended August 31, 2011, with the cumulative total return on the S&P SmallCap 600 Index and an industry peer group index. The peer group index consists of Bob Evans Farms, Inc., CBRL Group, Inc., Frisch Restaurant Group, O’Charley’s, Red Robin Gourmet Burgers and Ruby Tuesday Inc. These companies are multi-unit family and casual dining restaurant operators in the mid-price range.

The cumulative total shareholder return computations set forth in the performance graph assume an investment of $100 on September 1, 2005, and the reinvestment of all dividends. The returns of each company in the peer group index have been weighed according to that company’s stock market capitalization.

	2006	2007	2008	2009	2010	2011
Luby’s, Inc.	100.00	120.52	78.03	47.85	53.90	50.05
S&P 500 Index—Total Return	100.00	115.13	102.32	80.72	84.68	100.35
S&P 500 Restaurant Index	100.00	123.38	133.86	132.06	172.31	231.82
Old Peer Group Index Only	100.00	100.70	64.36	68.55	79.05	86.49
Old Peer Group Index + Lubys Inc.	100.00	101.72	65.07	66.98	77.16	83.84
New Peer Group Index Only	100.00	99.43	64.29	65.01	73.63	84.52
New Peer Group Index + Luby’s Inc.	100.00	100.38	64.91	63.89	72.34	82.39

Item 6.	Selected Financial Data

Five-Year Summary of Operations

	Fiscal Year Ended
	August 31, 2011	August 25, 2010	August 26, 2009	August 27, 2008	August 29, 2007
	(371 days)	(364 days)	(364 days)	(364 days)	(364 days)
	(In thousands except per share data)
Sales
Restaurant sales	$325,383	$230,342	$245,799	$270,477	$276,069
Culinary contract services	15,619	13,728	12,970	8,205	2,065
Franchise revenue	7,092	645	—	—	—
Vending revenue	654	44	—	—	—

Total sales	348,748	244,759	258,769	278,682	278,134

Income (loss) from continuing operations	2,583	(612)	(14,062)	3,335	10,086

Income (loss) from discontinued operations (a)	382	(2,281)	(12,356)	(1,071)	777

Net income (loss)	$2,965	$(2,893)	$(26,418)	$2,265	$10,863

Income (loss) per share from continuing operations:
Basic	$0.09	$(0.02)	$(0.50)	$0.12	$0.39
Assuming dilution	$0.09	$(0.02)	$(0.50)	$0.12	$0.37

Income (loss) per share from discontinued operation:
Basic	$0.01	$(0.08)	$(0.44)	$(0.04)	$0.03
Assuming dilution	$0.01	$(0.08)	$(0.44)	$(0.04)	$0.03

Net income (loss) per share
Basic	$0.10	$(0.10)	$(0.94)	$0.08	$0.41
Assuming dilution	$0.10	$(0.10)	$(0.94)	$0.08	$0.40

Weighted-average shares outstanding
Basic	28,237	28,129	28,084	27,908	26,188
Assuming dilution	28,297	28,129	28,084	28,085	27,170

Total assets	$228,020	$242,342	$199,406	$226,568	$219,686

Total debt	$21,500	$41,500	$—	$—	$—

Number of restaurants at fiscal year end	156	154	119	123	128
Number of franchised restaurants at fiscal year end	122	130	—	—	—
Number of Culinary Contract Services contracts at fiscal year end	22	18	15	11	8

Costs and Expenses
(As a percentage of restaurant sales)
Cost of food	28.9%	27.6%	27.6%	27.7%	26.8%
Payroll and related costs	34.8%	36.0%	36.3%	34.3%	33.5%
Other operating expenses	23.7%	22.2%	23.0%	23.1%	21.4%

(a)

Our business plan approved in fiscal year 2010 called for the closure of more than 20 locations. In accordance with this plan, the entire fiscal activity of the applicable stores closed after the inception of the plan has been reclassified to discontinued operations. For comparison purposes, prior fiscal year’s results related to these same locations have also been reclassified to discontinued operations. Stores we close and classify as discontinued operations are significant in the number of stores closed. We believe the majority of cash flows lost will not be recovered and generated by the ongoing entity. The stores to be closed are included in a closure plan approved by our board of directors. We believe the majority of sales lost by closing a significant number of stores within a short period of time will not be recovered. In addition, there will not be any ongoing involvement or significant cash flows from the closed stores. Stores we close, but do not classify as discontinued operations, follow the implementation guidance in ASC 205-20-55 because cash flows are expected to be generated by the ongoing entity. There is some migration of customer traffic to existing or new locations, and ultimately the majority of sales lost by closing these stores is expected to be eventually replaced by sales from new and existing locations.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s discussion and analysis of the financial condition and results of operations should be read in conjunction with the consolidated financial statements and footnotes for the fiscal years ended August 31, 2011 (“fiscal year 2011”), August 25, 2010 (“fiscal year 2010”), and August 26, 2009 (“fiscal year 2009”) included in Item 8 of this report.

Overview

In fiscal year 2011, we generated revenues primarily by providing quality food to customers at our 96 Luby’s Cafeteria branded restaurants located throughout Texas and three other states and 58 Fuddruckers restaurants, 3 Koo Koo Roo restaurants and 122 Fuddruckers franchises located throughout the U.S. On July 26, 2010, we became a multi-brand restaurant company with a national footprint through the acquisition of substantially all of the assets of Fuddruckers. The Fuddruckers acquisition added 59 Company-operated restaurants and a franchise network of 130 franchisee operated units. This acquisition further expanded our family-friendly, value-oriented portfolio of restaurants located in close proximity to retail centers, business developments and residential areas. In addition to our restaurant business model, we also provide culinary contract services for organizations that offer on-site food service, such as health care facilities, colleges and universities, as well as businesses and institutions.

In fiscal years 2011 and 2010, we continued to operate and compete, like many restaurant companies, in a slowly improving, albeit challenging economic, environment with customers seeking the most value for their dollar when they choose to dine away from home. Much of our focus during fiscal year 2011 centered around two goals: (1) to quickly integrate Fuddruckers restaurants into our organization and improve selected Fuddruckers facilities and processes in order to establish a base from which we can build and thus maximize the return on this investment. This included joint efforts with the business owners of the units in the franchise network. We also developed a new prototype for the Fuddruckers brand, built a Fuddruckers Express in one of our cafeteria units, tested the first-ever Fuddruckers drive-through at one unit, as well as tested various menu item upgrades, new menu options, new menu boards and installed exterior marquees to catch the attention of our customers and (2) to continue our at both of our restaurant brands to attract customers into our restaurants by redoubling our local store marketing initiatives and local community involvement. At our Cafeteria units, we continued developing store-specific menu offerings and limited time offers such as steak and shrimp on Friday and Saturday nights at select units, $2.00 and $3.00 entrée portions of our customer favorites (Luby’s fried fish and chicken fried steak) at lunch, and all-you-can-eat lunch or dinner buffets in certain locations. We also rolled out our all-you-can-eat breakfast buffets at a majority of our cafeteria locations, which significantly contributed to our year-over-year growth in customer count at our Luby’s Cafeteria units.

With the pressure of higher food commodity prices and impact on profit margins, we made modest price increases at both of our restaurant brands in the middle of fiscal year 2011 while continuing to offer excellent value to our guests. At the cafeteria units, some of these price increases reflected scaling back on some limited time offers at certain points during the year and certain daytimes during the week. The net result was an increase in same store sales of 2.5% at our cafeteria units. The sales increase at the cafeterias represented growth in customer count offset by a net decrease in average customer spend (modest price increases made mid-year only partially recovered price reductions made in the prior year). At our Fuddruckers restaurants, the sales growth represented growth in both customer counts and to a lesser extent an increase in average customer spend. Our goal in fiscal year 2012 will be to continue to balance the trade-off between customer growth and average customer spend. We will continue to seek to increase customer frequency by marketing quality offerings and building long term brand loyalty.

Capital spending increased to $11.0 million in fiscal year 2011 from the suppressed levels of fiscal year 2010. We continue to maintain the attractiveness of our Luby’s Cafeteria units and the Fuddruckers units that we acquired in July 2010, having made various upgrades to these locations in the past fiscal year. In fiscal 2012, we anticipate increasing our capital spending to between $15 million and $20 million, primarily for the remodeling of existing units and the construction of new restaurant units.

In this challenging economic environment, our strong balance sheet has allowed us to capitalize on the opportunity to increase the size of our revolving credit facility and acquire substantially all of the assets of Fuddruckers in July 2010. Since the acquisition, we have sold eight properties that were closed during or before our Cash Flow Improvement and Capital Redeployment Plan announced in October 2009. As a result, we have been able to use the proceeds from these property sales and cash generated from operations to aggressively pay down our debt balance to $21.5 million by the end of fiscal year 2011, representing over a 50% reduction in our outstanding debt balance.

Fiscal 2011 Review

Same-store restaurant sales at our Luby’s Cafeteria units increased 2.5% for fiscal year 2011 compared to fiscal year 2010. Same-store sales increased in the first three quarters in the fiscal year and turned slightly negative in the fourth quarter, compared to a relatively strong fourth quarter 2010 when we significantly increased our use of limited time offers to generate customer traffic and sales. Our increase in sales in fiscal year 2011 was generated by customer traffic growth, in large part due to our weekend breakfast offering, but at a lower overall ticket average. Fiscal year 2011 represents our first full year of same-store sales growth since fiscal year 2006.

Net income from continuing operations improved from a loss of $0.6 million, or $0.02 per share, on $244.8 million in total sales in fiscal year 2010 to a profit from continuing operations of $2.6 million, or $0.09 per share, on $348.7 million in total sales in fiscal year 2011.

Fiscal year 2011 net income improved by $5.9 million year-over-year. This profitability improvement was the result of the inclusion of a full year of results from Fuddruckers and growing sales in each of our brands, combined with careful cost management and operational focus. The following provides a brief summary of selected expenses:

•

Food costs, as a percentage of restaurant sales increased to 28.9% in fiscal year 2011 from 27.6% in fiscal year 2010. The increase in food costs as a percentage of sales was driven primarily by higher food commodity costs, an increased impact from beef commodities due to the inclusion of the Fuddruckers units, and our ability to only partially pass along these higher food costs in the form of menu price increases.

•

Payroll and related costs as a percentage of sales declined primarily due to the inclusion of the Fuddruckers units, which generally operated at a lower labor costs due to the lower complexity of operations when compared to our cafeteria units. As a percentage of restaurant sales, payroll and related costs improved 120 basis points in fiscal year 2011 compared to fiscal year 2010

•

As a percentage of restaurant sales, other operating expenses increased 150 basis points. The higher operating expenses as percentage of sales reflect the higher aggregate occupancy costs of the Fuddruckers restaurants due to the greater mix of leased properties over owned properties. As the Fuddruckers units were incorporated into our operations, we also incurred higher repairs and maintenance costs to improve the appearance and operations of selected restaurants.

•	Depreciation expense increased $2.0 million and reflects primarily the addition of Fuddruckers assets, partially offset by lower depreciation of our cafeteria assets.

•

General and administrative expenses increased by $4.0 million reflecting primarily incremental corporate staffing and related expenses to support the addition of the company-operated Fuddruckers units as well as the network of franchise restaurants. Fiscal year 2011 also included approximately $1.5 million in professional fees and integration expenses related to the acquisition of substantially all of the assets of Fuddruckers.

•	Income taxes reflected a valuation allowance decrease of $0.5 million in fiscal year 2011 income from continuing operations of approximately $0.02 per share.

Our culinary contract services (“CCS”) business continued to grow through the net addition of four new locations. We view this area as a growth business that generally requires less capital investment and more favorable percentage returns on invested capital. Our culinary contract services business generated $15.6 million in sales during fiscal year 2011 compared to $13.7 million in sales during fiscal year 2010.

In fiscal year 2011, we spent $11.0 million on capital expenditures, which primarily represented maintaining the attractiveness and efficiency of our restaurant units. During fiscal year 2011, we added leasehold improvements at a new Fuddruckers location in downtown Houston and at a relocated Luby’s restaurant in west Houston. We also acquired the assets at one former franchise location, including a building on a ground lease and the related furniture, fixtures and equipment.

Our long-term plan continues to focus on expanding both of our brands, including the Fuddruckers franchise network, as well as growing our CCS business. We are also committed to reducing debt through sales of properties where we have closed restaurants as well as using cash flow from operations. We believe our operational execution has improved through our commitment to higher operating standards, and we believe that we are well-positioned to enhance shareholder value over the long term.

Accounting Periods

Our fiscal year ends on the last Wednesday in August. Accordingly, each fiscal year normally consists of 13 four-week periods, or accounting periods, accounting for 364 days in the aggregate. However, every fifth or sixth year, we have a fiscal year that consists of 53 weeks, accounting for 371 days in the aggregate; fiscal year 2011 was such a year. Each of the first three quarters of each fiscal year consists of three four-week periods, while the fourth quarter normally consists of four four-week periods. However, the fourth quarter of fiscal year 2011, as a result of the additional week, consisted of three four week periods and one five-week period, accounting for 17 weeks, or 119 days, in the aggregate. Fiscal years 2010 and 2009 both contained 52 weeks. Comparability between quarters may be affected by the varying lengths of the quarters, as well as the seasonality associated with the restaurant business.

Same-Store Sales

The restaurant business is highly competitive with respect to food quality, concept, location, price, and service, all of which may have an effect on same-store sales. Our same-store sales calculation measures the relative performance of a certain group of restaurants. To qualify for inclusion in this group, a store must have been in operation for 18 consecutive accounting periods. Stores that close on a permanent basis are removed from the group in the fiscal quarter when operations cease at the restaurant, but remain in the same-store group for previously reported fiscal quarters. Although management believes this approach leads to more effective year-over-year comparisons, neither the time frame nor the exact practice may be similar to those used by other restaurant companies. Same-store sales at our cafeteria units increased 2.5% for fiscal year 2011, decreased 7.4% for fiscal year 2010 and decreased 6.6% for fiscal year 2009.

The following table shows the same-store sales change for comparative historical quarters:

Increase (Decrease)	Fiscal Year 2011				Fiscal Year 2010				Fiscal Year 2009
	Q4	Q3	Q2	Q1	Q4	Q3	Q2	Q1	Q4	Q3	Q2	Q1
Same-store sales	(0.6)%	3.5%	2.7%	5.5%	(0.5)%	(4.8)%	(12.5)%	(13.3)%	(11.8)%	(6.5)%	(1.3)%	(4.7)%

Minimum Wage Increase Impact

The third of three federal minimum wage increases took effect on July 23, 2009. We experienced a “compression” due to these minimum wage increases, meaning that wages earned by employees within a certain range of the new minimum wage were adjusted over time as the new minimum wage increases were phased in through calendar year 2009.

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

RESULTS OF OPERATIONS

Fiscal Year 2011 (53 weeks) compared to Fiscal Year 2010 (52 weeks)

Sales

Fuddruckers operating results for prior fiscal year 2010 include only the 31 days from the acquisition date of substantially all of the assets of Fuddruckers through the end of fiscal year 2010. Total company sales increased approximately $104.0 million, or 42.5%, in fiscal year 2011 compared to fiscal year 2010, consisting of a $95.0 million increase in restaurant sales, a $6.4 million increase in Fuddruckers franchise revenues, a $1.9 million increase in CCS sales, and a $0.6 million increase in vending revenue from our Company-operated Fuddruckers units. The $95.0 million increase in restaurant sales included a $9.4 million increase in sales at Luby’s Cafeteria-branded restaurants and $85.6 million increase in sales from Fuddruckers-branded restaurants. Part of this increase was also due to the inclusion of one more week in fiscal year 2011 compared to fiscal year 2010. The extra week accounted for approximately $4.3 million in sales at our cafeteria units and $1.9 million in sales at our company-operated Fuddruckers units.

On a same store-store basis, restaurant sales at the Luby’s Cafeteria restaurants increased 2.5%. The improved same store sales is primarily due to improving economic conditions and our focus on local restaurant marketing efforts and limited time offers used to generate customer traffic as well as the contribution from offering breakfast on the weekends in the majority of our cafeteria restaurants in fiscal year 2011.

The prior year results of restaurants closed as part of our Cash Flow Improvement and Capital Redeployment Plan (the “Plan”) have been reclassified to discontinued operations.

Cost of Food

Food costs increased approximately $30.7 million, or 48.3%, in fiscal year 2011 compared to fiscal year 2010 primarily due to the inclusion in our operations of the Fuddruckers units acquired in July 2010 and the inclusion of one additional week in fiscal year 2011. The additional week accounted for approximately

$1.8 million in food costs. As a percentage of restaurant sales, food costs increased 1.3%, to 28.9%, in fiscal year 2011 compared to 27.6% in fiscal year 2010. The increase was due primarily to (1) higher food commodity costs in most categories; (2) adding the all-you-can-eat breakfast offer on the weekends in the majority of our Luby’s Cafeteria units; and (3) offering select menu items at a lower price on a limited time basis during certain periods of the year in order to generate incremental customer traffic.

Payroll and Related Costs

Payroll and related costs increased approximately $30.3 million, or 36.5% in fiscal year 2011 compared to fiscal year 2010 due primarily to the inclusion in our operations of the Fuddruckers units acquired in July 2010 and the inclusion of one additional week in fiscal year 2011. The additional week accounted for approximately $2.2 million in payroll and related costs. As a percentage of restaurant sales, these costs decreased 1.2%, to 34.8%, in fiscal year 2011 compared to 36.0% in fiscal year 2010. The decrease in these costs as a percentage of sales is due to inclusion of lower restaurant labor costs associated with the acquired Fuddruckers units partially offset by additional hourly labor to accommodate the increased customer traffic at our Luby’s Cafeteria units driven by longer operating hours at the majority of units that now serve breakfast on the weekends, as well as increased customer traffic from limited time offers.

Other Operating Expenses

Other operating expenses primarily include restaurant-related expenses for utilities, repairs and maintenance, advertising, insurance, services and occupancy costs. Other operating expenses increased approximately $25.7 million, or 50.2%, in fiscal year 2011 compared to fiscal year 2010. The increase in these costs is primarily due to the inclusion in our operations of the Fuddruckers units acquired in July 2010 and the inclusion of one additional week in fiscal year 2011 offset by lower marketing and advertising costs to support both of our restaurant brands. The additional week accounted for approximately $1.5 million in other operating expenses. As a percentage of restaurant sales, other operating expenses increased 1.5%, to 23.7%, in fiscal year 2011 compared to 22.2% in fiscal year 2010. This increase in other operating expenses as a percentage of restaurant sales was due to (1) the increase in the mix of leased units with the acquisition of the Fuddruckers units, (2) higher repairs, maintenance, and supplies costs at Fuddruckers units, partially offset by (3) lower marketing and advertising expenses, and (4) lower utility expenses.

Opening Costs

Opening costs include labor, supplies, occupancy, and other costs necessary to support the restaurant through its opening period. Opening costs were approximately $0.3 million in fiscal year 2011 compared to approximately $0.2 million in fiscal year 2010. Opening costs in fiscal year 2011 included the costs associated with opening one Luby’s Cafeteria unit, three Fuddruckers units, one Fuddruckers Express, the carrying costs for one property slated for future development, and the support costs associated with franchisees opening one unit. Opening costs in fiscal year 2010 also included an impairment charge of less than $0.1 million for assets that will not be fully incorporated in the final design of a unit.

Cost of Culinary Contract Services

Cost of culinary contract services includes the food, payroll and related, and other direct operating expenses associated with generating culinary contract sales. Our CCS business line operated between 18 and 22 facilities during fiscal year 2011 compared to operating between 15 and 18 facilities during fiscal year 2010. Cost of culinary contract services increased approximately $2.1 million, or 16.5%, in fiscal year 2011 compared to fiscal year 2010 due to increases in bad debt expense and wages resulting from an increase in the numbers of contracts.

Depreciation and Amortization

Depreciation and amortization expense increased by approximately $2.0 million, or 13.1%, in fiscal year 2011 compared to fiscal year 2010 due to the acquisition of substantially all of the assets of Fuddruckers in July 2010, partially offset by a net decrease in depreciation as certain assets reached the end of their depreciable lives.

General and Administrative Expenses

General and administrative expenses include corporate salaries and benefits-related costs, including restaurant area leaders, share-based compensation, professional fees, travel and recruiting expenses and other office expenses. General and administrative expenses increased by approximately $4.0 million, or 15.8%, in fiscal year 2011 compared to fiscal year 2010. The increase was due to (1) an increase of $3.1 million in salaries and benefits expense in fiscal year 2011with the addition of corporate staff related to the Fuddruckers-branded restaurants acquired in July 2010; (2) an increase of approximately $1.2 million in travel and supplies, largely related to supporting the Fuddruckers-branded restaurants, which have a larger geographic footprint; and (3) an increase of $0.5 million in insurance and other corporate-related expenses; partially offset by (4) a decrease of approximately $0.8 million in professional fees and corporate services. As a percentage of total sales, general and administrative expenses decreased to 8.5% in fiscal year 2011 compared to 10.4% in fiscal year 2010 primarily due to our ability to use much of our existing corporate overhead to support the additional Fuddruckers restaurants acquired in July 2010.

Provision for asset impairments, net

The provision for asset impairments, net decreased $0.2 million in fiscal year 2011 compared to fiscal year 2010. The impairment charges in fiscal year 2011 relate to one closed restaurant property that was sold during the fiscal year and one closed restaurant property at the end of the fiscal year that was under contract to be sold. The impairment charges in fiscal year 2010 relate to one closed restaurant property that was held for sale sold at the end of the fiscal year. In each case, the actual or estimated net sales proceeds were less than the net carrying value of the assets.

Net Loss (Gain) on Disposition of Property and Equipment

The disposition of property and equipment in fiscal year 2011 resulted in a net gain of approximately $1.4 million, which included a gain of the sales of restaurant properties in excess of net book value, partially offset by asset retirement activity in our restaurant units. The disposition of property and equipment in fiscal year 2010 resulted in a net gain of approximately $0.9 million, which included a gain on the sale of an easement right and the sale of one restaurant property in excess of net book value, partially offset by asset retirement activity in our restaurant units.

Interest Income

Interest income decreased approximately $35 thousand primarily due to maintaining lower cash and cash equivalent balances.

Interest Expense

Interest expense in fiscal year 2011 increased approximately $1.8 million compared to fiscal year 2010, due to (1) the higher outstanding debt balances resulting from borrowings related to the acquisition of substantially all of the assets of Fuddruckers in July 2010 and (2) the higher amortization of deferred financing costs recognized as a result of the amendment of our revolving credit facility in August 2011.

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

Other income, net, increased by approximately $0.4 million in fiscal year 2011 compared to fiscal year 2010. The increase was primarily due to (1) net rental income on properties that we lease to third parties; (2) oil and gas royalty income; and (3) higher prepaid sales tax discounts earned on a higher sales volume with the inclusion of sales from Fuddruckers restaurants.

Taxes

The income tax expense related to continuing operations for fiscal year 2011 was $0.5 million compared to a tax benefit for income taxes of $3.1 million for fiscal year 2010. The expense for income taxes in fiscal year 2011 reflects the tax effect of the pre-tax income for the year adjusted for state income taxes, general business credits and a reduction in a tax valuation allowance. The income tax benefit in fiscal year 2010 reflects the tax effect of pre-tax loss for the year adjusted for state income taxes, general business credits and a reduction in a tax valuation allowance.

The partial reversals of the valuation allowance amounts in fiscal years 2010 and 2011 were based upon continued improvement in current and projected operational performance, our ability to utilize net operating loss (“NOL”) amounts through carryforward and carryback, as well as recent sustained losses from continuing operations. This positive and negative evidence was weighed, and in each year an increasing portion of our deferred tax assets were determined to be realizable, on a more likely than not basis, with a valuation allowance provided for these amounts.

Discontinued Operations

The net loss or income from discontinued operations was a $0.4 million gain in fiscal year 2011 compared to a net loss of $2.3 million in fiscal year 2010. The net income of $0.4 million in fiscal year 2011 included (1) $2.6 million in gains on sales of assets related to discontinued assets partially offset by (2) $1.4 million in carrying costs associated with assets that were related to discontinued operations; (3) impairment charges of $0.6 million for certain assets related to discontinued operations; and (4) a $0.2 million income tax provision related to discontinued operations. The net loss of $2.3 million in fiscal year 2010 included (1) $4.7 million in carrying costs associated with assets that were related to discontinued operations and (2) impairment charges of $0.4 million for certain assets related to discontinued operations; offset by (3) $1.6 million in gains on sales of assets related to discontinued assets and (4) a $1.2 million income tax benefit related to discontinued operations.

Fiscal Year 2010 (52 weeks) compared to Fiscal Year 2009 (52 weeks)

Sales

Total sales decreased approximately $14.0 million, or 5.4%, in fiscal year 2010 compared to fiscal year 2009, consisting of a $15.5 million decrease in restaurant sales, a $0.8 million increase in culinary contract services revenue and the addition of $0.6 million in franchise revenue in fiscal year 2010. The $15.5 million decline in restaurant sales included a $23.1 million reduction in sales from cafeteria units offset by the addition of

$7.6 million in sales from the Fuddruckers and Koo Koo Roo restaurants acquired in July of 2010. The $23.1 million reduction in sales from cafeteria units included a $6.5 million reduction in sales related to closed operations and a $0.4 million reduction in sales from stores opened less than 18 accounting periods.

On a same-store basis, sales decreased approximately $17.8 million, or 7.4%, due primarily to lower average spending per guest as a result of the availability of lower menu prices, limited time offers, reduced kids’ meals prices, and the re-introduction of breakfast in addition to lower guest traffic on a full year basis.

Cost of Food

Food costs decreased approximately $4.4 million, or 6.5%, in fiscal year 2010 compared to fiscal year 2009 primarily due to the lower sales volume. As a percentage of restaurant sales, food costs were unchanged at 27.6% in fiscal year 2010 and fiscal year 2009. The stable food cost as a percentage of sales was primarily the result of our operational improvements in food production, lower commodity prices in much of the fiscal year, and enhanced menu management, offset by lower menu prices and limited time offers in fiscal year 2010.

Payroll and Related Costs

Payroll and related costs decreased approximately $6.5 million, or 7.2%, in fiscal year 2010 compared to fiscal year 2009. This decrease was primarily the result of realizing increased efficiencies in crew scheduling, lower crew overtime hours, refining the mix of restaurant management and hourly crew required at each unit, a reduction in the number of stores in operation that were closed, and lower management costs, partially offset by higher average wages paid to our crew employees. As a percentage of restaurant sales, the margin improved 0.3%, from 36.3% in fiscal year 2009 to 36.0% in fiscal year 2010, due to the increased labor efficiencies realized from crew scheduling and reduction in overtime.

Other Operating Expenses

Other operating expenses primarily include restaurant-related expenses for utilities, repairs and maintenance, advertising, insurance, services and occupancy costs. Other operating expenses decreased by approximately $5.2 million, or 9.3%, for fiscal year 2010, compared to fiscal year 2009. As a percentage of restaurant sales, the margin improved 0.8%, from 23.0% in fiscal year 2009 to 22.2% in fiscal year 2010. Other operating expenses decreased primarily due to (1) an approximate $2.1 million reduction in utilities expense, (2) an approximate $1.1 million decline in our marketing and advertising expense and (3) a $1.1 million decline in store supplies and (4) a $0.7 decline in insurance, restaurant services, and other expenses combined. Fiscal year 2009 included approximately $0.9 million in expenses related to Hurricane Ike. These cost declines were partially offset by an approximate $0.7 million increase in occupancy costs expense related primarily to the assumption of restaurant leases associated with the acquisition of substantially all of the assets of Fuddruckers.

Depreciation and Amortization

Depreciation and amortization expense decreased by approximately $0.8 million, or 5.0%, in fiscal year 2010 compared to fiscal year 2009 due to a lower depreciable cafeteria asset base reflecting reduced capital spending and certain assets reaching the end of their depreciable lives, offset by one accounting period of depreciation of newly acquired assets related to Fuddruckers.

General and Administrative Expenses

General and administrative expenses include corporate salaries and benefits-related costs, including restaurant area leaders, share-based compensation, professional fees, travel and recruiting expenses and other office expenses. General and administrative expenses increased by approximately $0.8 million, or 3.2%, in fiscal year 2010 compared to fiscal year 2009. The increase was mainly due to (1) an addition of approximately $1.2 million in professional fees and integration expenses related to the acquisition of substantially all of the assets of

Fuddruckers and (2) $3.0 million in legal fees and an accrual of an amount sufficient to cover a legal settlement agreement pending court approval as of fiscal year end 2010. These costs were partially offset by (1) a reduction of approximately $1.6 million in corporate salaries and benefits as a result of reductions in corporate support headcount, (2) a net reduction of approximately $0.3 million in office supplies, travel, and other miscellaneous corporate overhead expenses, (3) a reduction of approximately $0.2 million in recruiting expenses, and (4) a reduction of approximately $0.4 million in share-based compensation expenses. As a percentage of total sales, general and administrative expenses increased to 10.4% in fiscal year 2010, compared to 9.6% in fiscal year 2009, primarily due to the items noted above offset by the reductions in corporate salary and benefit expense and reduction in share based compensation expense.

Provision for asset impairments, net

The provision for asset impairments, net decreased by approximately $6.5 million in fiscal year 2010 compared to fiscal year 2009 primarily due to asset impairment and lease settlement costs recognized in fiscal year 2009 that did not recur in fiscal year 2010. The impairments in fiscal year 2009 include charges related to restaurants we identified as potential locations to be closed but continued operating with the intention of improving cashflows.

Net Gain on Disposition of Property and Equipment

The net gain on disposition of property and equipment was unchanged at $0.9 million in fiscal year 2010 and fiscal year 2009. The net gain in fiscal year 2010 included a gain on the sale of an easement right and the sale of one unit in excess of its carrying value, offset by asset retirement activity. The net gain in fiscal 2009 included the gain on the sales of one closed restaurant property and insurance proceeds of approximately $0.6 million related to property damage associated with Hurricane Ike, offset by asset retirement activity in our restaurant units.

Interest Income

Interest income decreased approximately $0.2 million due to lower interest rates and cash investment balances.

Interest Expense

Interest expense increased $0.3 million in fiscal year 2010 from fiscal year 2009 due to the reduction in unamortized debt expense recognized as a result of the amendment of our revolving credit facility in July 2010.

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

Taxes

The income tax benefit related to continuing operations for fiscal year 2010 was $3.1 million compared to a provision for income taxes of $0.5 million in fiscal year 2009. The benefit for income taxes in fiscal year 2010 reflects the tax effect of the pre-tax loss for the year adjusted for state income taxes, general business credits and a reduction in a tax valuation allowance. The income tax provision in fiscal year 2009 reflects the tax effect of pre-tax loss for the year adjusted for state income taxes, general business credits and an increased valuation allowance which reduced the current recognition of the tax benefit for the year.

A valuation allowance was recorded in fiscal year 2009 based on the weight of positive and negative evidence that indicated deferred tax assets would not be fully realized. The partial reduction of the valuation allowance in fiscal year 2010 was based upon improvement in current and projected operational performance, our ability to utilize NOL amounts through carryforward and carryback, as well as recent sustained losses from continuing operations. This positive and negative evidence was weighed, and a portion of the Company’s deferred tax assets were determined to be realizable, on a more likely than not basis, with a valuation allowance provided for these amounts.

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

LIQUIDITY AND CAPITAL RESOURCES

Cash and Cash Equivalents

General. Our primary sources of short-term and long-term liquidity are cash flows from operations and our revolving credit facility. Cash and cash equivalents were primarily affected by the acquisition of substantially all of the assets of Fuddruckers and the related financing during the fourth quarter of fiscal year ended August 25, 2010 and the related borrowing under our credit facility and the macroeconomic conditions that affected our fiscal year 2010 cash flow from operations. Although current macroeconomic conditions continue to affect our cash flows from operations, fiscal year 2011 cash flow from operations were favorably impacted by the acquired Fuddruckers assets as well as increased revenue and related cash flow from Luby’s Cafeterias units. Proceeds from disposal of assets and property held for sale and our capital expenditures were significantly higher in fiscal year 2011 than fiscal year 2010, and we plan to continue the level of capital expenditures necessary to keep our restaurants attractive and operating efficiently.

Our cash requirements consisted principally of:

•	payments to reduce our debt;

•	capital expenditures for culinary contract services development and construction, restaurant renovations and upgrades and information technology; and

•	working capital primarily for our company-owned restaurants and CCS agreements.

The acquisition of substantially all of the assets of Fuddruckers in fiscal year 2010 required us to amend and utilize our revolving credit facility. Cash from operations and proceeds from the sale of assets allowed for debt repayments. Under the current terms of our revolving credit facility, as amended through August 25, 2011, capital expenditures and the amount of borrowings are limited based on our EBITDA, as defined in the credit agreement, as amended, governing the revolving credit facility. Based upon our level of past and projected capital requirements, we expect that proceeds from the sale of assets and cash flows from operations, combined with other financing alternatives in place or available, will be sufficient to meet our capital expenditures and working capital requirements during the next twelve months.

As is common in the restaurant industry, we maintain relatively low levels of accounts receivable and inventories and our vendors grant trade credit for purchases such as food and supplies. However, higher levels of accounts receivable are typical for culinary contract services and franchises. We also continually invest in our business through the addition of new units and refurbishment of existing units, which are reflected as long-term assets.

Cash and cash equivalents decreased $1.3 million from $2.3 million at the beginning of the fiscal year. This decrease is due to cash used in financing activities of $20.5 million, offset by cash provided by operating activities of $16.5 million and cash provided by investing activities of $3.0 million.

The following table summarizes our cash flows from operating, investing and financing activities:

	Year Ended
	August 31, 2011	August 25, 2010	August 26, 2009
	(In thousands)
Total cash provided by (used in):
Operating activities	$16,453	$9,297	$4,760
Investing activities	3,034	(48,712)	(8,416)
Financing activities	(20,535)	40,833	(28)

Increase (decrease) in cash and cash equivalents	$(1,048)	$1,418	$(3,684)

Operating Activities. Cash flow from operating activities increased from $9.3 million in fiscal year 2010 to $16.5 million in fiscal year 2011. The $7.2 million increase in net cash provided by operating activities was due to a $13.5 million increase in cash provided by operating activities before changes in operating assets and liabilities, offset by a $6.3 million change in operating assets and liabilities. The $13.5 million increase in cash provided by operating activities before changes in operating assets and liabilities was primarily due to a full year of Fuddruckers activity in fiscal year 2011. Franchise revenue increased $6.4 million and vending revenue increased $0.6 million in fiscal years 2011 compared to fiscal year 2010. Restaurant sales less cost of food, payroll and other related expenses and other operating expenses increased $8.4 million from fiscal year 2010 to fiscal year 2011, offset by increased general and administrative expenses related to salaries and wages of $3.1 million and travel of $0.9 million and interest of $1.8 million on debt associated with the acquisition of substantially all of the assets of Fuddruckers. The $6.3 million net decrease in cash provided by changes in operating assets and liabilities is the result of differences in the net changes in asset and liability balances from fiscal years 2011, 2010 and 2009. The fiscal year 2011 $2.2 million increase in trade accounts and other receivables was primarily due to a $0.9 million receivables related to our CCS brand. The fiscal year 2011 $1.1 million increase in inventory was primarily due to a $0.9 million increase in inventory associated with equipment. The fiscal year 2011 increase in prepaid expenses and other assets of $0.9 million was primarily due to a $0.8 million increase in prepaid rent. The fiscal year 2011 $1.2 million increase in accounts payable, accrued expenses and other assets was primarily due to a $2.2 million increase in accruals related to taxes other than income taxes and a $1.7 million increase in accounts payable, offset by a $1.5 million decrease in accruals related to salaries and compensation and a $2.1 million decrease in accrued legal and professional fees.

Investing Activities. We generally reinvest available cash flows from operations to develop new restaurants, enhance existing restaurants and to support culinary contract services. Cash provided by investing activities was $3.0 million in fiscal year 2011 compared to cash used in investing activities of $48.7 million in fiscal year 2010. In fiscal year 2010, we acquired substantially all of the assets of Fuddruckers for $63.1 million, while in fiscal year 2011 we acquired one franchised location for $0.6 million. Proceeds from property sales were $9.4 million in fiscal year 2010 and $14.7 million in fiscal year 2011. We redeemed auction rate securities of $8.5 million in fiscal year 2010 and did not have a similar redemption in fiscal year 2011. We increased our purchases of equipment and new restaurant construction from $3.6 million in fiscal year 2010 to $11.0 million in fiscal year 2011. Our capital expenditure program includes, among other things, investments in new restaurant and culinary contract service locations, restaurant remodeling, and information technology enhancements.

Financing Activities. Cash provided by financing activities was $40.8 million in fiscal year 2010, primarily due to an increase in debt as a result of the acquisition of substantially all the assets of Fuddruckers. Cash used in financing activities during fiscal year 2011 was $20.5 million, primarily due to reducing the debt from $41.5 million at August 25, 2010 to $21.5 million at August 31, 2011.

Status of Long-Term Investments and Liquidity

At August 31, 2011, we did not hold any long-term investments. The securities we previously held were long-term municipal bonds with underlying maturities in years 2019 through 2042. These bonds historically had short-term features intended for the investor’s liquidity. Prior to the collapse of the auction rate securities market in February 2008, these bonds were purchased or sold through a Dutch-auction process in short-term intervals of 7, 28 or 35 days, whereby the interest rate on the security was reset.

In October 2008, the Company sought relief from the illiquid investments and by filing for arbitration against its broker with Financial Industry Regulatory Authority (FINRA) Dispute Resolution, Inc. and submitting a statement of claim for the par value of the auction rate securities. The arbitration hearing took place in April 2010, and a final award was announced on May 21, 2010 in our favor whereby the broker was ordered to purchase the auction rate securities at par value. In June 2010, we received $7.1 million from the sale of the securities to the broker at par including interest. As a result of the sale of these securities, we recognized a $1.6 million net gain in fiscal year 2010 and an other than temporary impairment loss of $1.0 million in fiscal year 2009. For additional information, see Note 4, “Investments,” to our Consolidated Financial Statements included in Item 8 of Part II of this report.

Given our current cash position, expected proceeds from the sale of assets, expected future cash flow from operations and our available borrowing capacity under our revolving credit facility, we believe sufficient liquidity exists for management to achieve its operating goals for the next twelve months.

Status of Trade Accounts and Other Receivables, Net

We monitor the aging of our receivables, including Fuddruckers franchising related receivables, and record provisions for uncollectability as appropriate. Credit terms of accounts receivable associated with our culinary contract services business vary from 30 to 45 days based on contract terms.

Working Capital

Current assets increased $5.6 million due to increases in trade accounts and other accounts receivable of $2.2 million, food and supply inventories of $1.1 million, prepaid expenses of $0.9 million, and deferred income taxes of $2.4 million offset by a decrease in cash equivalents of $1.0 million. The $2.2 million change in trade accounts and other receivables was due to the increase in CCS contracts for fiscal year 2010 to fiscal year 2011. The $1.1 million increase in food and supply inventories was primarily due to a $0.9 million increase in facility service restaurant supplies inventory. The $0.9 million increase in prepaid expenses was primarily due to $0.8 million in prepaid rent. The $2.4 million increase in deferred tax assets is due to our expected ability to realize our deferred tax assets in fiscal year 2012.

Current liabilities increased $1.0 million due to a $1.7 million increase in accounts payable offset by decreases in liabilities related to discontinued operations of $0.3 million and accrued expenses and other liabilities of $0.5 million. The $1.7 million increase in accounts payable was primarily due to the extra week in fiscal year 2011. The decrease of $0.8 million in discontinued operations and accrued expenses and other liabilities is a result of decreases in accruals related to salaries and incentives of $1.5 million, insurance and claims of $0.3 million, legal and professional fees of $2.3 million offset by increases of $2.0 million for taxes other than income taxes and $1.3 million for marketing.

Capital Expenditures

Capital expenditures consist of purchases of real estate for future restaurant sites, culinary contract services investments, new unit construction, purchases of new and replacement restaurant furniture and equipment, and ongoing remodeling programs. Capital expenditures for fiscal year 2010 were approximately $11.0 million and related to recurring maintenance of our existing units, to improvement of our culinary contract services business and the development of future restaurant sites. We expect to be able to fund all capital expenditures in fiscal year 2012 using proceeds from the sale of assets, cash flows from operations and our available credit. We expect to spend approximately $15.0 million to $20.0 million on capital expenditures in fiscal year 2012.

DEBT

Revolving Credit Facility

In November 2009, we entered into a revolving credit facility with Wells Fargo Bank, National Association, as Administrative Agent, and Amegy Bank, National Association, as Syndication Agent. The following description summarizes the material terms of the revolving credit facility, as subsequently amended as of January 31, 2010, July 26, 2010, September 30, 2010, October 31, 2010 and August 25, 2011 (the revolving credit facility, together with all amendments thereto, is referred to as the “2009 Credit Facility”). The 2009 Credit Facility is governed by the Credit Agreement dated as of November 9, 2009 (as amended to date, the “Credit Agreement”) among us, the lenders from time to time party thereto, Wells Fargo Bank, National Association, as Administrative Agent, and Amegy Bank, National Association, as Syndication Agent. The maturity date of the 2009 Credit Facility is September 1, 2014.

The aggregate amount of the lenders’ commitments under the 2009 Credit Facility was $50.0 million as of August 31, 2011. The 2009 Credit Facility also provides for the issuance of letters of credit in a maximum aggregate amount of $15.0 million outstanding at any one time. At August 31, 2011, $27.3 million was available under the 2009 Credit Facility.

The 2009 Credit Facility is guaranteed by all of our present or future subsidiaries. In addition, in connection with the expansion of the 2009 Credit Facility that accompanied our acquisition of substantially all of the assets of Fuddruckers in July 2010, Christopher J. Pappas, our President and Chief Executive Officer, and Harris J. Pappas, a member of our Board of Directors, guaranteed the payment of up to $13.0 million of our indebtedness under the 2009 Credit Facility. The maximum amount of this guaranty was reduced to $9.5 million on February 28, 2011, further reduced to $6.0 million on May 31, 2011 and finally reduced to zero as of August 25, 2011.

At any time throughout the term of the 2009 Credit Facility, we have the option to elect one of two bases of interest rates. One interest rate option is the greater of (a) the Federal Funds Effective Rate plus 0.50%, or (b) prime, plus, in either case, an applicable spread that ranges from 1.00% to 2.00% per annum. The other interest rate option is the London InterBank Offered Rate plus a spread that ranges from 2.75% to 3.75% per annum. The applicable spread under each option is dependent upon the ratio of our debt to EBITDA at the most recent determination date.

We are obligated to pay to the Administrative Agent for the account of each lender a quarterly commitment fee based on the average daily unused amount of the commitment of such lender, ranging from 0.30% to 0.45% per annum depending on the Total Leverage Ratio at the most recent determination date.

The proceeds of the 2009 Credit Facility are available for our general corporate purposes and general working capital purposes.

Borrowings under the 2009 Credit Facility are subject to mandatory repayment with the proceeds of sales of certain of our real property, subject to certain exceptions.

The 2009 Credit Facility is secured by a perfected first priority lien on certain of our real property and all of the material personal property owned by us or any of our subsidiaries, other than certain excluded assets (as defined in the Credit Agreement). At August 31, 2011, the carrying value of the collateral securing the 2009 Credit Facility was $90.0 million.

The Credit Agreement contains the following covenants among others:

•

the maintenance of EBTIDA of not less than (1) $4,500,000 for the fiscal quarter ended August 25, 2010, (2) $2,500,000 for the fiscal quarter ended November 17, 2010, (3) $3,500,000 for the fiscal quarter ended February 9, 2011, (4) $7,000,000 for the fiscal quarter ended May 4, 2011 and (5) $6,500,000 for the fiscal quarter ended August 31, 2011,

•

maintenance of a ratio of (a) EBITDA for the four fiscal quarters ending on the last day of any fiscal quarter to (b) the sum of (x) interest expense (as defined in the Credit Agreement) for such four fiscal-quarter-period plus (y) the outstanding principal balance of the loans as of the last day of such fiscal quarter divided by seven (the “Debt Service Coverage Ratio), of not less than (1) 2.00 to 1.00, beginning with the end of the fourth quarter of fiscal 2011 and ending with the first quarter of fiscal 2012, (2) 2.25 to 1.00 beginning with the end of the second quarter of fiscal 2012 and ending with the first quarter of fiscal 2013, and (3) 2.50 to 1.00 beginning with the end of second quarter of fiscal 2013 and thereafter,

•

maintenance of minimum Tangible Net Worth (as defined in the Credit Amendment) at all times of not less than (1) $126.7 million as of the last day of the third fiscal quarter of fiscal 2011 and (2) increasing incrementally thereafter, as of the last day of each subsequent fiscal quarter, by an amount equal to 60% of our consolidated net income (if positive) for the fiscal quarter ending on such date,

•

maintenance of minimum net profit of $1.00 (1) for at least one of the first three fiscal quarters of our 2012 fiscal year, (2) for at least one of any two consecutive fiscal quarters beginning with the fourth fiscal quarter of our 2012 fiscal year, and (3) for any period of four consecutive fiscal quarters beginning with the four consecutive fiscal years ending with the fourth quarter of our 2011 fiscal year,

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

•

limiting Capital Expenditures (as defined in the Credit Agreement) to $10.0 million for the fiscal year ended August 25, 2010, to $15.0 million for the fiscal year ended August 31, 2011, and for any subsequent fiscal year, to the sum of (1) the lesser of (a) $38.0 million or (b) an amount equal to 130% of EBITDA for the immediately preceding fiscal year plus (2) any unused availability for capital expenditures from the immediately preceding fiscal year.

•	restrictions on certain acquisitions of all or a substantial portion of the assets, property and/or equity interests of any person.

We were in compliance with the covenants contained in the Credit Agreement as of August 31, 2011. To comply with our quarterly minimum EBITDA covenant for the fiscal quarter ended November 17, 2010, however, we requested and received approval from the lenders to add to EBITDA non-recurring expenses, as defined, related to our acquisition of substantially all of the assets of Fuddruckers. The definition of EBITDA in the Credit Agreement permits us to make adjustments to EBITDA for certain non-recurring expenses, as defined, or income items, among others, subject to the approval of the Administrative Agent. If we had not received approval to adjust our EBITDA, we would not have been in compliance with the minimum EBITDA covenant as of the end of the first quarter of fiscal 2011. Although we expected to meet the requirements of the minimum EBITDA covenant in the future, noncompliance could have had a material adverse affect on our financial condition and would have represented an event of default under the Credit Agreement.

The Credit Agreement also includes customary events of default. If a default occurs and is continuing, the lenders’ commitments under the Credit Facility may be immediately terminated and/or we may be required to repay all amounts outstanding under the Credit Facility.

As of August 31, 2011, we had $21.5 million in outstanding loans and $1.2 million committed under letters of credit, which were issued as security for the payment of insurance obligations.

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

COMMITMENTS AND CONTINGENCIES

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements except for operating leases for our corporate office, facility service warehouse and certain restaurant properties.

Claims

Certain current and former hourly restaurant employees filed a lawsuit against us in the U.S. District Court for the Southern District of Texas alleging violations of the Fair Labor Standards Act with respect to the inclusion of certain employees in a tip pool. The lawsuit sought back wages, penalties and attorney’s fees and was conditionally certified as a collective action in October 2008. On October 22, 2010, we agreed to a court settlement amount of $1.6 million, recognized in general and administrative expenses in the fourth quarter fiscal year 2010. We made related payments of $1.4 million as of August 31, 2011, as required by the settlement. Per the settlement, all claims had to be filed by August 31, 2011. Therefore, the settlement is complete and we recognized a $0.2 million reduction in general and administrative expenses in the fourth quarter of fiscal year 2011.

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

Contractual Obligations

At August 31, 2011, we had contractual obligations and other commercial commitments as described below:

	Payments due by Period
Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	After 5 Years
	(In thousands)
Long-term debt	$21,587	$—	$—	$21,587	$—
Operating lease obligations (a)	70,193	11,195	21,388	16,000	21,610
Uncertain tax positions liability (b)	83	—	—	—	—

Total	$91,863	$11,195	$21,388	$37,587	$21,610

	Amount of Commitment by Expiration Period
Other Commercial Commitments	Total	Fiscal Year 2011	Fiscal Years 2012-2013	Fiscal Years 2014-2015	Thereafter
	(In thousands)
Letters of credit	$1,157	$1,157	$—	$—	$—

(a)	Operating lease obligations contain rent escalations and renewal options ranging from one to thirty years.
(b)	The $83,000 of unrecognized tax benefits have been recorded as liabilities. The timing and amounts of future cash payments related to these liabilities are uncertain.

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

Long-term liabilities reflected in our consolidated financial statements as of August 31, 2011 included amounts accrued for benefit payments under our supplemental executive retirement plan of $0.2 million, accrued insurance reserves of $0.9 million and deferred rent liabilities of $2.7 million.

We are also contractually obligated to our Chief Executive Officer pursuant to employment agreement. See “Affiliations and Related Parties” below for further information.

AFFILIATIONS AND RELATED PARTIES

Affiliate Services

Our Chief Executive Officer, Christopher J. Pappas, and one of our directors and our former Chief Operating Officer, Harris J. Pappas, own two restaurant entities (the “Pappas entities”) that may provide services to Luby’s, Inc. and its subsidiaries, as detailed in the Master Sales Agreement dated December 9, 2005 among us and the Pappas entities.

Under the terms of the Master Sales Agreement, the Pappas entities continue to provide specialized (customized) equipment fabrication primarily for new construction and basic equipment maintenance, including stainless steel stoves, shelving, rolling carts, and chef tables. The total costs under the Master Sales Agreement of custom-fabricated and refurbished equipment were $27,000, $33,000 and $367,000 in fiscal years 2011, 2010 and 2009, respectively. The decrease in fiscal year 2011 was primarily due to fewer restaurant openings in fiscal year 2011 than fiscal year 2010. Services provided under this agreement are subject to review and approval by the Finance and Audit Committee of our Board of Directors.

Operating Leases

In the third quarter of fiscal year 2004, Messrs. Pappas became partners in a limited partnership which purchased a retail strip center in Houston, Texas. Messrs. Pappas collectively own a 50% limited partner interest and a 50% general partner interest in the limited partnership. A third party company manages the center. One of our restaurants has rented approximately 7% of the space in that center since 1969. No changes were made to our lease terms as a result of the transfer of ownership of the center to the new partnership. We made payments of approximately $326,000, $316,000 and $339,000 during fiscal years 2011, 2010 and 2009, respectively, pursuant to the terms of the lease agreement, which currently includes an annual base rate of $14.64 per square foot per year plus maintenance taxes and insurance.

On November 22, 2006, we executed a new lease agreement with respect to this property. Effective upon our relocation and occupancy into the new space in July 2008, the new lease agreement provides for a primary term of approximately 12 years with two subsequent five-year options and gives the landlord an option to buy out the tenant on or after the calendar year 2015 by paying the then unamortized cost of improvements to the tenant. We are currently obligated to pay rent of $20.00 per square foot ($22.00 per square foot beginning January 2014) plus maintenance, taxes, and insurance during the primary term of the lease. Thereafter, the lease provides for reasonable increases in rent at set intervals. The new lease agreement was approved by the Finance and Audit Committee of our Board of Directors.

Affiliated rents paid for the Houston property lease represented 2.6%, 5.5%, and 6.2% of total rents for continuing operations in fiscal years 2011, 2010 and 2009, respectively.

The following table compares current and prior fiscal year-to-date charges incurred under the Master Sales Agreement, affiliated property leases and other related party agreements to our total capital expenditures, as well as relative general and administrative expenses and other operating expenses included in continuing operations:

	Year Ended
	August 31, 2011	August 25, 2010	August 26, 2009
	(371 days)	(364 days)	(364 days)
	(In thousands)
AFFILIATED COSTS INCURRED:
General and administrative expenses—professional and other costs	$54	$58	$128
Capital expenditures—custom-fabricated and refurbished equipment	27	33	367
Other operating expenses and opening costs, including property leases	329	329	356

Total	$410	$420	$851

RELATIVE TOTAL COMPANY COSTS:
General and administrative expenses	$29,530	$25,503	$24,724
Capital expenditures	11,038	3,580	12,348
Other operating expenses and opening costs	77,302	51,488	56,701

Total	$117,870	$80,571	$93,773

AFFILIATED COSTS INCURRED AS A PERCENTAGE OF RELATIVE TOTAL COMPANY COSTS	0.35%	0.52%	0.91%

In November 2005, Christopher entered into a new employment agreement that were subsequently amended in April 2011 to extend the termination date thereof to August 2012. Mr. Pappas continues to devote his primary time and business efforts to Luby’s, Inc. while maintaining his role at Pappas Restaurants, Inc.

On July 26, 2010, Christopher and Harris J. Pappas entered into a guaranty agreement with the Company’s lenders in conjunction with the expansion of the Company’s revolving credit facility under the terms of the Second Amendment to the Credit Agreement. With the execution of the Fifth Amendment to the Credit Agreement on August 25, 2011, the Pappas guaranty agreement was terminated.

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

Peter Tropoli, our Chief Operating Officer and formerly our Senior Vice President, Administration, General Counsel and Secretary, is an attorney and stepson of Frank Markantonis, who is a director of Luby’s, Inc.

Paulette Gerukos, our Vice President of Human Resources, is the sister-in-law of Harris J. Pappas, who is a director of Luby’s, Inc.

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

Income Taxes

The estimated future tax effects of temporary differences between the tax bases of assets and liabilities and amounts reported in the accompanying consolidated balance sheets, as well as operating loss and tax credit carryforwards are recorded. Deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities (temporary differences) and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. We periodically review the recoverability of tax assets recorded on the balance sheet and provide valuation allowances as management deems necessary.

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

At the end of fiscal year 2009, the Company had total deferred tax assets of approximately $11.8 million. However, based on management’s analysis of whether it was more likely than not that the deferred tax assets would be realized, management concluded that a valuation allowance of approximately $5.1 million was necessary at the end of fiscal year 2009. The decision was based on the large loss sustained from continuing operations for the year, the closure of many underperforming restaurants, and the tax net operating loss reported on the Company’s current year and prior year federal income tax returns. Even though Management had implemented a plan to improve cash flow and redeploy capital, the circumstances did not provide evidence that it was more likely than not that all of the deferred tax assets would be realized. Therefore, a valuation allowance was established to partially offset the Company’s federal net operating loss (“NOL”) carryovers to future years and the Company’s carryover of federal general business tax credits.

At the end of the following fiscal year 2010, total deferred tax assets were approximately $14.5 million. Management reviewed the positive and negative evidence to determine whether these deferred tax assets would be realized. The negative evidence was that again the Company experienced a loss from continuing operations and would report a net operating loss for federal income taxes. On the positive side, however, the loss for the year was significantly less than in the prior year and expectations were that the improvements would continue. Also, the Company acquired substantially all the assets of Fuddruckers at the end of fiscal year 2010 with expectations of additional operational income in the future. Management incorporated these factors into projections of future taxable income but could not determine that it was more likely than not that all of the deferred tax assets would be realized over the projection period. A valuation allowance was still necessary but not in the same amount as the previous year. Management concluded that a valuation allowance of approximately $3.1 million at August 25, 2010 was necessary. The valuation allowance partially offset our NOL carryovers to future years and our carryover of federal general business tax credits and other credits. The reduction of the valuation allowance from August 26, 2009 was reported as part of the tax benefit included in Income/(loss) from continuing operations for fiscal year 2010.

At the end of fiscal year 2011, total deferred tax assets were approximately $13.5 million. Management reviewed the positive and negative evidence to determine whether these deferred tax assets would be realized. On the negative side, the Company will report another net operating loss on the federal income tax return. The positive evidence was that the Company earned income from continuing operations for the year. This has been a significant improvement over the last two years and indicates the Company’s cash flow and capital redeployment plan may be working. Even though there were losses in the two prior years, Management is more confident that the integration of Fuddruckers and improvements in other operations will provide future revenue to allow the utilization of the deferred tax assets. Management incorporated these factors into projections of future taxable income but could not determine that it was more likely than not that all of the deferred tax assets would be realized over the projection period. A valuation allowance was still necessary but not in the same amount as the previous year. Management concluded that a valuation allowance of approximately $2.6 million at August 31, 2011 was necessary. The valuation allowance partially offsets our carryover of federal general business tax credits. The reduction of the valuation allowance from August 25, 2010 is reported as part of the tax expense included in Income/(loss) from continuing operations for fiscal year 2011.

Two of the most significant items included in deferred tax assets are NOL carryovers and general business tax credits. Both of these items may be carried over up to twenty years in the future for possible utilization in the future. NOL amounts carryover beginning in fiscal year 2008 and will begin to expire at the end of fiscal year 2028 through fiscal year 2031, if not utilized by then. The carryover of general business tax credits and other credits were also impacted by amended federal returns, and subsequent to these filings, general business tax credit amounts carryover beginning in fiscal year 2002 and will begin to expire at the end of fiscal year 2022 through 2031, if not utilized by then.

The valuation allowance amounts as of fiscal year 2009 and 2010 partially offset our NOL carryovers to future years and our carryover of general business tax credits. The valuation allowance as of fiscal year 2011 partially offset only our carryover of general business tax credits since a valuation allowance on our NOL carryovers is no longer necessary, as these assets are more likely than not to be fully realized. Considering continuing operational performance and forecasted taxable income projections, management anticipates the NOL carryovers as of the fiscal year ended August 31, 2011 to be realized within five years subsequent. The partial reversals of the valuation allowance amounts in fiscal years 2010 and 2011, were based upon continued improvement in current and projected operational performance, ability to utilize NOL amounts through carryforward and carryback, as well as recent sustained losses from continuing operations. This positive and negative evidence was weighed, and in each year an increasing portion of our deferred tax assets were determined to be realizable, on a more likely than not basis, with a valuation allowance provided for these amounts. The reductions of the valuation allowance in fiscal years 2010 and 2011 are reported as part of the income tax expense (or benefit) included in Income (loss) from continuing operations for the year.

Management makes judgments regarding the interpretation of tax laws that might be challenged upon an audit and cause changes to previous estimates of tax liability. We operate within multiple taxing jurisdictions and are subject to examination in these tax jurisdictions, as well as by the Internal Revenue Service (“IRS”). In management’s opinion, adequate provisions for income taxes have been made for all open income tax periods. The potential outcomes of examinations are regularly assessed in determining the adequacy of the provision for income taxes and income tax liabilities. Management believes that adequate provisions have been made for reasonable and foreseeable outcomes related to uncertain tax matters.

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

For assets held for use, we estimate future cash flows using assumptions based on possible outcomes of the areas analyzed. If the undiscounted future cash flows are less than the carrying value of our location’s assets, we record an impairment based on an estimate of discounted cash flows. The estimates of future cash flows, based on reasonable and supportable assumptions and projections, require management’s subjective judgments. Assumptions and estimates used include operating results, changes in working capital, discount rate, growth rate, anticipated net proceeds from disposition of the property and if applicable, lease terms. The span of time for which future cash flows are estimated is often lengthy, increasing the sensitivity to assumptions made. The time span is longer and could be 20 to 25 years for newer properties, but only 5 to 10 years for older properties. Depending on the assumptions and estimates used, the estimated future cash flows projected in the evaluation of long-lived assets can vary within a wide range of outcomes. We consider the likelihood of possible outcomes in determining the best estimate of future cash flows. The measurement for such an impairment loss is then based on the fair value of the asset as determined by discounted cash flows. We operated 155 restaurants as of November 9, 2011 and periodically experience unanticipated changes in our assumptions and estimates. Those changes could have a significant impact on discounted cash flow models with a corresponding significant impact on the measurement of an impairment. We believe we have one location with an aggregate net carrying value of assets in use of $1.1 million where it is reasonably possible for an impairment charge to be taken over the next 12 months. Gains are not recognized until the assets are disposed.

We evaluate the useful lives of our other intangible assets, primarily the Fuddruckers trademarks and franchise agreements to determine if they are definite or indefinite-lived. Reaching a determination of useful life requires significant judgments and assumptions regarding the future effects of obsolescence, contract term, demand, competition, other economic factors (such as the stability of the industry, legislative action that results in an uncertain or changing regulatory environment, and expected changes in distribution channels), the level of required maintenance expenditures, and the expected lives of other related groups of assets.

Investments

Investments included available-for-sale securities, classified as long-term and reported at fair value. Securities available-for-sale consist of auction rate securities. Declines in fair value of available-for-sale securities were analyzed to determine if the decline was temporary or “other-than-temporary.” Temporary unrealized gains and losses on available-for-sale securities were excluded from earnings and reported in shareholders’ equity. Other-than-temporary declines reduce earnings. Increases in other-than-temporary declines in fair value realized until the securities were sold.

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

Share-Based Compensation

Share-based compensation is recognized as compensation expense in the income statement utilizing the fair value on the date of the grant. The fair value of restricted stock units is valued at the closing market price of our common stock at the date of grant. The fair value of each option award is estimated on the date of grant using the Black-Scholes option pricing model. Assumptions for volatility, expected option life, risk free interest rate and dividend yield are used in the model.

NEW ACCOUNTING PRONOUNCEMENTS

In May 2011, the FASB issued ASU 2011-04, Fair Value Measurements (Topic 820) which amends the fair value measurement and disclosure requirements. The amendment is effective during interim and annual reporting periods beginning after December 15, 2011. We are currently evaluating the impact on our consolidated financial statements.

In June 2011, the FASB issued ASU 2011-05, Comprehensive Income (Topic 220) which requires companies to present total comprehensive income and its components and the components of net income in either a single continuous statement of comprehensive income or in two consecutive statements reporting net income and comprehensive income. This requirement eliminates the option to present components of comprehensive income as part of the statement of changes in shareholders’ equity. This guidance affects only the presentation of comprehensive income and does not change the components of comprehensive income. This guidance is effective for fiscal years beginning after December 15, 2011 on a retrospective basis. We do not expect that the adoption of this accounting guidance in the first quarter of fiscal year 2012 will have a significant impact on our consolidated financial statements.

In December 2010, the FASB issued ASU 2010-29, Business Combinations (Topic 805): Disclosure of supplemental pro forma information for business combinations. The guidance is effective for fiscal years beginning after December 15, 2010. We do not expect the guidance to have a material impact on our consolidated financial statements.

In December 2010, the FASB issued ASU 2010-28, Intangibles—Goodwill and Other (Topic 350): When to perform step two of the goodwill impairment test for reporting units with zero or negative carrying amounts. The guidance is effective for fiscal years beginning after December 15, 2010. We do not expect the guidance to have a material impact on our consolidated financial statements.

INFLATION

It is generally our policy to maintain stable menu prices without regard to seasonal variations in food costs. Certain increases in costs of food, wages, supplies, transportation and services may require us to increase our menu prices from time to time. To the extent prevailing market conditions allow, we intend to adjust menu prices to maintain profit margins.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risk from changes in interest rates affecting our variable-rate debt. As of August 31, 2011, the total amount of debt subject to interest rate fluctuations outstanding under our Amended New Credit Facility was $21.5 million. Assuming an average debt balance of $21.5 million, a 1.0% increase in prevailing interest rates would increase our annual interest expense by $0.2 million.

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

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders

Luby’s, Inc.

We have audited the accompanying consolidated balance sheets of Luby’s, Inc. (a Delaware corporation) and its subsidiaries as of August 31, 2011 and August 25, 2010, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended August 31, 2011. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Luby’s, Inc. and its subsidiaries as of August 31, 2011 and August 25, 2010, and the results of their operations and their cash flows for each of the three years in the period ended August 31, 2011 in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Luby’s, Inc. and its subsidiaries’ internal control over financial reporting as of August 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated November 14, 2011 expressed an unqualified opinion.

/s/ GRANT THORNTON LLP

Houston, Texas

November 14, 2011

Report of Independent Registered Public Accounting Firm on

Internal Control over Financial Reporting

Board of Directors and Shareholders

Luby’s, Inc.

We have audited Luby’s, Inc. (a Delaware corporation) and its subsidiaries’ internal control over financial reporting as of August 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Luby’s, Inc. and its subsidiaries’ management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express an opinion on Luby’s, Inc. and its subsidiaries’ internal control over financial reporting based on our audit.

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

In our opinion, Luby’s, Inc. and its subsidiaries maintained, in all material respects, effective internal control over financial reporting as of August 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Luby’s, Inc. and its subsidiaries as of August 31, 2011 and August 25, 2010, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years ended August 31, 2011 and our report dated November 14, 2011 expressed an unqualified opinion.

/s/ GRANT THORNTON LLP

Houston, Texas

November 14, 2011

Luby’s, Inc.

Consolidated Balance Sheets

	August 31, 2011	August 25, 2010
	(In thousands, except share data)
ASSETS
Current Assets:
Cash and cash equivalents	$1,252	$2,300
Trade accounts and other receivables, net	4,429	2,213
Food and supply inventories	4,191	3,097
Prepaid expenses	1,960	1,070
Assets related to discontinued operations	67	49
Deferred income taxes	2,865	431

Total current assets	14,764	9,160
Property held for sale	1,046	1,828
Assets related to discontinued operations	7,837	18,418
Property and equipment, net	166,963	172,040
Intangible assets, net	28,098	29,292
Goodwill	195	195
Deferred incomes taxes	7,680	9,672
Other assets	1,437	1,737

Total assets	$228,020	$242,342

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$14,226	$12,514
Liabilities related to discontinued operations	609	884
Accrued expenses and other liabilities	18,587	19,047

Total current liabilities	33,422	32,445
Credit facility debt	21,500	41,500
Liabilities related to discontinued operations	1,220	953
Other liabilities	6,841	6,083

Total liabilities	62,983	80,981

Commitments and Contingencies
SHAREHOLDERS’ EQUITY
Common stock, $0.32 par value; 100,000,000 shares authorized; Shares issued were 28,651,277 and 28,564,024, respectively; Shares outstanding were 28,151,277 and 28,064,024, respectively	9,168	9,140
Paid-in capital	23,772	23,089
Retained earnings	136,872	133,907
Less cost of treasury stock, 500,000 shares	(4,775)	(4,775)

Total shareholders’ equity	165,037	161,361

Total liabilities and shareholders’ equity	$228,020	$242,342

The accompanying notes are an integral part of these consolidated financial statements.

Luby’s, Inc.

Consolidated Statements of Operations

	Year Ended
	August 31, 2011	August 25, 2010	August 26, 2009
	(In thousands except per share data)
SALES:
Restaurant sales	$325,383	$230,342	$245,799
Culinary contract services	15,619	13,728	12,970
Franchise revenue	7,092	645	—
Vending revenue	654	44	—

TOTAL SALES	348,748	244,759	258,769
COSTS AND EXPENSES:
Cost of food	94,166	63,477	67,922
Payroll and related costs	113,083	82,824	89,283
Other operating expenses	76,956	51,245	56,483
Opening costs	346	243	218
Cost of culinary contract services	14,516	12,464	11,747
Depreciation and amortization	17,204	15,217	16,021
General and administrative expenses	29,530	25,503	24,724
Provision for asset impairments, net	84	282	6,740
Net gain on disposition of property and equipment	(1,427)	(924)	(916)

Total costs and expenses	344,458	250,331	272,222

INCOME (LOSS) FROM OPERATIONS	4,290	(5,572)	(13,453)
Interest income	4	39	200
Interest expense	(2,443)	(640)	(389)
Impairment (increase) decrease in fair value of investments	—	1,636	(997)
Other income, net	1,276	844	1,069

Income (loss) before income taxes and discontinued operations	3,127	(3,693)	(13,570)
Provision (benefit) for income taxes	544	(3,081)	492

Income (loss) from continuing operations	2,583	(612)	(14,062)
Income (loss) from discontinued operations, net of income taxes	382	(2,281)	(12,356)

NET INCOME (LOSS)	$2,965	$(2,893)	$(26,418)

Income (loss) per share from continuing operations:
Basic	$0.09	$(0.02)	$(0.50)
Assuming dilution	$0.09	$(0.02)	$(0.50)
Income (loss) per share from discontinued operations:
Basic	$0.01	$(0.08)	$(0.44)
Assuming dilution	$0.01	$(0.08)	$(0.44)
Net income (loss) per share:
Basic	$0.10	$(0.10)	$(0.94)
Assuming dilution	$0.10	$(0.10)	$(0.94)
Weighted-average shares outstanding:
Basic	28,237	28,129	28,084
Assuming dilution	28,297	28,129	28,084

The accompanying notes are an integral part of these consolidated financial statements.

Luby’s, Inc.

Consolidated Statements of Shareholders’ Equity

(In thousands)

	Common Stock				Paid-In Capital	Retained Earnings	Total Shareholders’ Equity
	Issued		Treasury
	Shares	Amount	Shares	Amount
Balance at August 27, 2008	28,439	$9,101	(500)	$(4,775)	$20,405	$163,218	$187,949
Net loss for the year	—	—	—	—	—	(26,418)	(26,418)
Common stock issued under nonemployee director benefit plans	41	13	—	—	250	—	263
Share-based compensation expense	14	4	—	—	1,334	—	1,338

Balance at August 26, 2009	28,494	9,118	(500)	(4,775)	21,989	136,800	163,132

Net loss for the year	—	—	—	—	—	(2,893)	(2,893)
Common stock issued under nonemployee director benefit plans	51	16	—	—	242	—	258
Reduction in excess tax benefits from stock options	—	—	—	—	(90)	—	(90)
Share-based compensation expense	19	6	—	—	948	—	954

Balance at August 25, 2010	28,564	9,140	(500)	(4,775)	23,089	133,907	161,361

Net income for the year	—	—	—	—	—	2,965	2,965
Common stock issued under nonemployee director benefit plans	2	1	—	—	3	—	4
Common stock issued under employee benefit plans	5	2	—	—	21	—	23
Reduction in excess tax benefits from stock options	—	—	—	—	(71)	—	(71)
Share-based compensation expense	80	25	—	—	730	—	755

Balance at August 31, 2011	28,651	$9,168	(500)	$(4,775)	$23,772	$136,872	$165,037

The accompanying notes are an integral part of these consolidated financial statements.

Luby’s, Inc.

Consolidated Statements of Cash Flows

	Year Ended
	August 31, 2011	August 25, 2010	August 26, 2009
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$2,965	$(2,893)	$(26,418)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Provision for asset impairments, net of gains/losses on property sales	(3,317)	(1,864)	18,996
Depreciation and amortization	17,278	15,488	18,918
(Gain) impairment of investments	—	(1,636)	997
Amortization of debt issuance cost	893	328	160
Non-cash compensation expense	27	258	263
Share-based compensation expense	755	954	1,338
Reduction tax benefits from stock options	71	90	—
Gain on acquisition	(137)	—	—
Deferred tax expense (benefit)	1,007	(4,672)	(6,346)

Cash provided by operating activities before changes in operating asset and liabilities	19,542	6,053	7,908
Changes in operating assets and liabilities:
(Increase) decrease in trade accounts and other receivables, net	(2,224)	(135)	1,889
(Increase) decrease in food and supply inventories	(1,094)	411	17
(Increase) decrease in prepaid expenses and other assets	(952)	(476)	862
Increase (decrease) in accounts payable, accrued expenses and other liabilities	1,181	3,444	(5,916)

Net cash provided by operating activities	16,453	9,297	4,760

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from redemption or maturity of long-term investments	—	8,539	625
Acquisition of Fuddruckers	(600)	(63,064)	—
Proceeds from disposal of assets, insurance proceeds and property held for sale	14,672	9,393	3,307
Purchases of property and equipment	(11,038)	(3,580)	(12,348)

Net cash provided by (used in) investing activities	3,034	(48,712)	(8,416)

CASH FLOWS FROM FINANCING ACTIVITIES:
Credit facility borrowings	86,650	122,100	24,800
Credit facility repayments	(106,650)	(80,600)	(24,800)
Debt issuance costs	(562)	(667)	(28)
Proceeds received on the exercise of employee stock options	27	—	—

Net cash (used in) provided by financing activities	(20,535)	40,833	(28)

Net (decrease) increase in cash and cash equivalents	(1,048)	1,418	(3,684)
Cash and cash equivalents at beginning of year	2,300	882	4,566

Cash and cash equivalents at end of year	$1,252	$2,300	$882

The accompanying notes are an integral part of these consolidated financial statements.

Luby’s, Inc.

Notes to Consolidated Financial Statements

Fiscal Years 2011, 2010 and 2009

Note 1.    Nature of Operations and Significant Accounting Policies

Nature of Operations

Luby’s, Inc. is based in Houston, Texas. As of August 31, 2011, the Company owned and operated 156 restaurants, with 114 in Texas and the remainder in other states. In addition, the Company received royalties from 122 franchises as of August 31, 2011 located primarily throughout the United States, The Company’s owned and franchised restaurant locations are convenient to shopping and business developments as well as to residential areas. Accordingly, the restaurants appeal primarily to shoppers, travelers, store and office personnel at lunch and to families at dinner. Culinary Contract Services consists of contract arrangements to manage food services for clients operating in primarily three lines of business: health care, higher education and corporate dining.

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

Reportable Segments

Each restaurant is an operating segment because operating results and cash flow can be determined for each restaurant which is regularly reviewed by the chief operating decision maker. The Company has three reportable segments: Company-owned restaurants, franchise operations and Culinary Contract Services (“CCS”). Company-owned restaurants are aggregated into one reportable segment because the nature of the products and services, the production processes, the customers, the methods used to distribute the products and services and the nature of the regulatory environment are alike. Revenues and expenses for Company-owned restaurants are separately presented in the income statement. Revenues and expenses for CCS are presented separately on the income statements; however, related assets and liabilities are not material and therefore not presented separately on the balance sheet or disclosed in the footnotes. Revenue related to franchised Fuddruckers restaurants are presented separately on the income statement, but expenses, assets and liabilities are not material and therefore are not presented separately on the balance sheet or disclosed in the footnotes.

Cash and Cash Equivalents

Cash and cash equivalents include highly liquid investments such as money market funds that have a maturity of three months or less. All of the Company’s bank account balances are insured by the Federal Deposit Insurance Corporation. However, balances in money market fund accounts are not insured. Amounts in transit from credit card companies are also considered cash equivalents because they are both short-term and highly liquid in nature and are typically converted to cash within three days of the sales transaction.

Trade Accounts and Other Receivables, net

Receivables consist principally of amounts due from franchises, culinary contract service clients, catering customers and restaurant food sales to corporations. Receivables are recorded at the invoiced amount. The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in the

Company’s existing accounts receivable. The Company determines the allowance based on historical loss experience for contract service clients, catering customers and restaurant sales to corporation. The Company determines the allowance for CCS receivables and franchise royalty and marketing and advertising receivables based on the franchisees’ and CCS clients’ unsecured default status. The Company periodically reviews its allowance for doubtful accounts. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote.

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

Fair Value of Financial Instruments

The carrying value of cash and cash equivalents, trade accounts and other receivables, accounts payable and accrued expenses approximates fair value based on the short-term nature of these accounts. The carrying value of credit facility debt also approximates fair value based on its recent renewal.

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

Revenue from franchise royalties is recognized each fiscal period based on contractual royalty rates applied to the franchise’s restaurant sales each fiscal period. Start up fees paid by franchisees prior to the restaurant’s opening are deferred until the obligations to the franchisee have been satisfied, generally when the restaurant opens.

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

Advertising Expenses

Advertising costs are expensed as incurred. Total advertising expense included in other operating expenses was $2.0 million, $3.1 million and $4.2 million in fiscal years 2011, 2010 and 2009, respectively.

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

Share-Based Compensation

Share-based compensation expense is estimated for equity awards at fair value at the grant date. The Company determines fair value of restricted stock awards based on the average of the high and low price of its common stock on the date awarded by the Board of Directors. The Company determines the fair value of stock option awards using a Black-Sholes option pricing model. The Black-Sholes option pricing model requires various highly judgmental assumptions including the expected dividend yield, stock price volatility and life of the award. If any of the assumptions used in the model change significantly, share-based compensation expense may differ materially in the future, from that recorded in the current period. For further discussion, see Note 15, “Share-Based Compensation,” below.

Earnings Per Share

Basic income per share is computed by dividing net income by the weighted-average number of shares outstanding, including restricted stock units, during each period presented. For the calculation of diluted net income per share, the basic weighted average number of shares is increased by the dilutive effect of stock options, determined using the treasury stock method.

Accounting Periods

The Company’s fiscal year ends on the last Wednesday in August. Accordingly, each fiscal year normally consists of 13 four-week periods, or accounting periods, accounting for 364 days in the aggregate. However, every fifth or sixth year, we have a fiscal year that consists of 53 weeks, accounting for 371 days in the aggregate; fiscal year 2011 was such a year. Each of the first three quarters of each fiscal year consists of three four-week periods, while the fourth quarter normally consists of four four-week periods. However, the fourth quarter of fiscal year 2011, as a result of the additional week, consisted of three four-week periods and one five-week period, accounting for 17 weeks, or 119 days, in the aggregate. Fiscal years 2010 and 2009 both contained 52 weeks. Comparability between quarters may be affected by the varying lengths of the quarters, as well as the seasonality associated with the restaurant business.

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

Subsequent Events

Events subsequent to the Company’s fiscal year ended August 31, 2011 through the date of issuance of the financial statements are evaluated to determine if the nature and significance of the event warrants inclusion in the Company’s annual report.

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

In September 2011, the FASB issued ASU 2011-08, Intangibles—Goodwill and Other (Topic 350) which provides guidance on financial accounting and reporting related to goodwill and other intangibles, other than the accounting at acquisition for goodwill and other intangibles acquired in a business combination or an acquisition by a not-for-profit. The guidance is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. However, the Company early adopted the guidance for fiscal year 2011 and implementation did not have a material impact on its consolidated financial statements.

In January 2010, the FASB issued ASU 2010-06, Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements. This guidance amends the disclosure requirements related to recurring and nonrecurring fair value measurements and requires new disclosures on the transfers of assets and liabilities between Level 1 (quoted prices in active market for identical assets or liabilities) and Level 2 (significant other observable inputs) of the fair value measurement hierarchy, including the reasons and the timing of the transfers. Additionally, the guidance requires a roll forward of activities on purchases, sales, issuance and settlements of the assets and liabilities measured using significant unobservable inputs (Level 3 fair value measurements). The guidance became effective for the Company’s 2011 fiscal year, and its implementation had no material affect on the Company’s consolidated financial statements.

In July 2010, the FASB issued ASU 2010-20, Receivables (Topic 310), which provides guidance to enhance disclosures about the credit quality of a creditor’s financing receivables and the adequacy of its allowance for credit loses. The guidance became effective for fiscal year 2011 and its implementations had no material affect on the Company’s consolidated financial statements or footnotes.

Note 2.    Acquisitions

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

The Company believes the acquisition of substantially all of the assets of Fuddruckers will produce significant benefits. The acquisition is expected to increase the Company’s market presence and opportunities for growth in sales, earnings and shareholder returns. The acquired franchised business model is expected to generate more stable revenue and reduce volatility of cash flow over time. The acquisition provides a complementary growth vehicle in the casual segment of the restaurant industry. The Company believes these factors support the amount of goodwill recorded as a result of the purchase price paid for Fuddruckers’ intangible and tangible assets, net of liabilities assumed. The total amount of goodwill recorded is expected to be deductible for income tax purposes.

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

The trade name primarily relates to Fuddruckers, which the Company believes has an expected life of 21 years based on the expected use of its assets and the restaurant environment in which it is being used and will be amortized. The trade name represents a respected brand with positive customer loyalty; the Company intends to cultivate and protect the use of the trade name. The franchise agreements, after considering renewal periods, have an estimated accounting life of 21 years and will be amortized over this period of time. The Company recorded $1.4 million of amortization expense in fiscal year 2011 and $0.1 million in fiscal year 2010, which is classified as depreciation and amortization expense in the accompanying consolidated statement of operations. Because the value of these assets will be amortized using the straight-line method over 21 years, the annual amortization will be $1.4 million in future years.

A portion of the acquired lease portfolio contained favorable and unfavorable leases. Acquired lease terms were compared to current market lease terms to determine if the acquired leases were below or above the current rates tenants would pay for similar leases. The favorable leases assets totaled $0.6 million and $0.8 million at August 31, 2011 and August 25, 2010, respectively, and are recorded in other assets and, after considering renewal periods, have an estimated weighted average life of approximately 5.2 years at August 31, 2011. The unfavorable leases totaled $2.3 million and $2.9 million at August 31, 2011 and August 25, 2010, respectively, and are recorded in other liabilities and, after considering renewal periods, have an estimated weighted average life of approximately 6.4 years at August 31, 2011. The favorable and unfavorable leases are amortized to rent expense on a straight line basis over the lives of the related leases.

The following table shows the prospective amortization of the favorable lease assets and unfavorable lease liabilities:

	Fiscal Year Ended
	August 31, 2011	August 29, 2012	August 28, 2013	August 27, 2014	August 26, 2015
	(In thousands)
Favorable	$130	$130	$130	$130	$130

Unfavorable	$570	$448	$380	$380	$228

The Company also recorded an intangible asset for goodwill in the amount of $0.2 million. Goodwill is considered to have an indefinite useful life and is not amortized but is tested for impairment at least annually. Goodwill was $0.2 million as of August 31, 2011 and August 25, 2010.

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

	Fiscal Year Ended
	August 25, 2010	August 26, 2009
	(364 days) (Unaudited)	(364 days) (Unaudited)
	(In thousands)
Pro forma total sales	$325,048	$340,072
Pro forma income (loss) from continuing operations	2,467	(7,681)
Pro forma net income (loss)	11	(20,256)

Pro forma income (loss) from continuing operations per share
Basic	0.09	(0.27)
Diluted	0.09	(0.27)

Pro forma net income (loss) per share
Basic	—	(0.72)
Diluted	—	(0.72)

Luby’s, Inc., through its subsidiary Fuddruckers Tulsa, LLC, purchased substantially all of the assets associated with one franchised location on June 30, 2011 for approximately $0.6 million. The following table summarizes the estimated fair value of net assets acquired and liabilities assumed, in thousands:

Fiscal Year Ended
August 31, 2011
(In thousands)
Property and equipment	$740
Reacquired franchise agreement	200
Unfavorable lease liability	(220)
Gain on purchase	(120)

Net cash paid for acquisition	$600

The Company believes the acquisition of this location does not have a material affect on the consolidated financial statements. The Company accounted for this acquisition using the acquisition method. The allocation of the purchase price for the acquisition required extensive use of accounting estimates. The Company’s fair value estimates for the purchase price allocation may change during the allowable period, which is up to one year from the acquisition date, if additional information becomes available.

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

The assets measured at fair value on a recurring basis were as follows:

	Fair Value Measurement Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Auction rate securities investments:
Balance at August 26, 2009	$—	$—	$6,903
Purchase of long-term investments		—	—
Sale of long-term investments	—	—	(8,489)
Calls or redemptions at par value as scheduled by issuer	—	—	(50)
Total unrealized gains or losses recorded in other comprehensive income on the balance sheet	—	—	—
Total gains or losses (realized and unrealized):
Included in net income (loss)	—	—	1,636

Balance at August 25, 2010	$—	$—	$—

Non-recurring fair value measurements related to impaired property and equipment consisted of the following:

		Fair Value Measurement Using
	Year Ended August 31, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Impairments
		(In thousands)
Long-lived assets held for future use	$1,900	$—	$—	$1,900	$(84)
Long-lived assets related to discontinued operations	$4,819	$—	$—	$4,819	(618)

					$(702)

		Fair Value Measurement Using
	Year Ended August 25, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Impairments
		(In thousands)
Long-lived assets held for sale	$600	$—	$—	$600	$(282)
Long-lived assets related to discontinued operations	$2,881	$—	$—	$2,881	(369)

					$(651)

Note 4.    Investments

As a result of the “other-than-temporary” decline in the fair value of the Company’s auction rate securities investments, the Company recorded a realized holding loss of approximately $1.0 million during the fiscal year ended August 26, 2009 and realized a $1.6 million gain during the fiscal year ended August 25, 2010 as a result of the Company’s sale of these securities at par value. The recovery of previous recognized losses, in the amount of $2.1 million, was recognized when the sale of the securities was settled in the quarter ended August 25, 2010.

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

Investments included available-for-sale securities which were reported at fair value with unrealized gains and losses excluded from earnings and reported in shareholders’ equity unless such losses are considered “other-than-temporary”. The Company recorded $8.7 million, par value ($6.9 million, fair value), as of August 26, 2009 in auction rate municipal bonds as long-term investments. Adjustments to fair value were recorded in fiscal years 2009 and 2010 based on the continued illiquidity of the auction rate securities market and a valuation of the securities.

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

Note 6.    Trade Receivables and Other

Trade and other receivables, net, consist of the following:

	August 31, 2011	August 25, 2010
	(In thousands)
Trade and other receivables	$3,859	$1,224
Franchise royalties and marketing and advertising receivables	872	708
Trade receivables, unbilled	—	495
Allowance for doubtful accounts	(302)	(214)

Total, net	$4,429	$2,213

The Company does not have a concentration of credit risk in total trade and other receivables, net. Culinary contract services receivable balance at August 31, 2011 was $2.2 million, primarily the result of six contracts with balances of $0.5 million to $0.1 million per contract entity. Contract payment terms for its culinary contract service customers’ receivables are due within 30 to 45 days. All other culinary contract services customers were within their payment terms at August 31, 2011.

The Company, as a result of its acquisition of substantially all of the assets of Fuddruckers, recorded receivables related to Franchise royalty and marketing and advertising payments from the franchises, as required by their franchise agreements. Franchise royalty and marketing and advertising fund receivables balance at August 31, 2011 was $0.8 million. At August 31, 2011, the Company had 122 operating franchise restaurants with no concentration of accounts receivable.

The change in allowances for doubtful accounts for each of the years in the three-year periods ended as of the dates below is as follows:

	Year Ended
	August 31, 2011	August 25, 2010	August 26, 2009
	(In thousands)
Beginning balance	$214	$209	$71
Provisions for doubtful accounts	298	34	142
Write-offs	(210)	(29)	(4)

Ending balance	$302	$214	$209

Note 7.    Income Taxes

The following table details the categories of total income tax assets and liabilities for both continuing and discontinued operations resulting from the cumulative tax effects of temporary differences:

	August 31, 2011	August 25, 2010
	(In thousands)
Deferred income tax assets:
Workers’ compensation, employee injury, and general liability claims	$11	$245
Deferred compensation	396	291
Net operating losses	4,978	5,900
General business credits and AMT credit	5,695	4,191
Depreciation, amortization and impairments	—	1,111
Straight-line rent, dining cards, accruals, and other	2,446	2,747

Subtotal	13,526	14,485
Valuation allowance	(2,639)	(3,118)

Total deferred income tax assets	10,887	11,367
Deferred income tax liabilities:
Depreciation, amortization and impairments	135	—
Property taxes and other	1,101	709

Total deferred income tax liabilities	1,236	709

Net deferred income tax asset	$9,651	$10,658

An analysis of the provision for income taxes for continuing operations is as follows:

	August 31, 2011	August 25, 2010	August 26, 2009
	(In thousands)
Current federal income tax expense	$536	$488	$447
Current foreign income tax expense	79	—	—
Deferred income tax expense (benefit)	(71)	(3,569)	45

Total income tax expense (benefit)	$544	$(3,081)	$492

Relative only to continuing operations, the reconciliation of the expense (benefit) for income taxes to the expected income tax expense (benefit), computed using the statutory tax rate, was as follows:

	Year Ended
	August 31, 2011		August 25, 2010		August 26, 2009
	Amount	%	Amount	%	Amount	%
	(In thousands and as a percent of pretax income from continuing operations)
Income tax expense (benefit) from continuing operations at the federal rate	$1,063	34.0%	$(1,256)	(34.0)%	$(4,614)	(34.0)%
Permanent and other differences:
Federal jobs tax credits (wage deductions)	332	10.6	298	8.1	285	2.1
Other permanent differences	211	6.7	351	9.5	287	2.1
State income tax, net of federal benefit	349	11.2	270	7.3	301	2.2
General Business Tax Credits	(977)	(31.2)	(878)	(23.8)	(838)	(6.1)
Stock option exercise and restricted stock	—	—	—	—	—	—
Reversal of contingent liability	—	—	—	—	—	—
IRS Audit refund from fiscal years 1997 and 2000	—	—	—	—	—	—
Other	44	1.4	94	2.5	(7)	(0.1)
Change in valuation allowance	(478)	(15.3)	(1,960)	(53.1)	5,078	37.4

Income tax expense (benefit) from continuing operations	$544	17.4%	$(3,081)	(83.4)%	$492	3.6%

For the fiscal year ended August 31, 2011, including both continuing and discontinued operations, the Company generated a federal tax net operating loss (“NOL”) of approximately $0.8 million. The NOL can be carried forward up to twenty years to reduce taxable income in the future. The NOL carryover will expire at the end of fiscal year 2031 if it is not utilized by then. The Company was not able to currently benefit from the use of available general business tax credits. The unused general business tax credits of approximately $5.6 million can be carried over twenty years for possible utilization in the future. The carryover of the general business tax credits began in fiscal year 2002 and will begin to expire at the end of fiscal year 2022 through the end of fiscal year 2031, if not utilized by then.

For the fiscal year ended August 25, 2010, including both continuing and discontinued operations, the Company generated an NOL of approximately $3.6 million. The NOL can be carried forward up to twenty years to reduce taxable income in the future. The NOL carryover will expire at the end of fiscal year 2030 if it is not utilized by then. The Company was not able to currently benefit from the use of available general business tax credits. The unused general business tax credits of approximately $4.6 million can be carried over twenty years for possible utilization in the future. The carryover of the general business tax credits began in fiscal year 2002 and will begin to expire at the end of fiscal year 2022 through the end of fiscal year 2030, if not utilized by then.

For the fiscal year ended August 26, 2009, including both continuing and discontinued operations, the Company generated an NOL, for which the unused NOL carryover of approximately $10.3 million can be carried forward up to twenty years to reduce taxable income in the future. The NOL carryover will expire at the end of fiscal year 2029 if it is not utilized by then. The Company was not able to currently benefit from the use of available general business tax credits. The unused general business tax credits of approximately $3.0 million can be carried over twenty years for possible utilization in the future. The carryover of the general business tax credits began in fiscal year 2002 and will begin to expire at the end of fiscal year 2022 through the end of fiscal year 2029, if not utilized by then.

The IRS has periodically reviewed the Company’s federal income tax returns. The IRS concluded a review of the federal income tax return for fiscal year 2008 on March 12, 2011. The IRS made no changes to the return. Management has recently been notified that the State of Texas is planning to audit the franchise tax filings for report years 2008 through 2011 based on accounting years 2007 through 2010. The details and the scope of the planned audit are not known at this time. There are no other examinations of income or franchise tax filings currently scheduled or underway.

In fiscal year 2009, the Company operated in five states and was subject to state and local income taxes in addition to federal income taxes. With the acquisition of Fuddruckers restaurants at the end of fiscal year 2010, the Company has income tax filing requirements in additional states.

The Company had deferred tax assets at August 31, 2011 of approximately $13.5 million, the most significant of which include the Company’s NOL and general business tax credits carryovers to future years of approximately $10.6 million combined. Management has evaluated both positive and negative evidence, including its forecasts of the Company’s future operational performance and taxable income, adjusted by varying probability factors, in making a determination as to whether it is more likely than not that all or some portion of the deferred tax assets will be realized. Based on its analysis, management concluded a valuation allowance of approximately $2.6 million, $3.1 million and $5.1 million was necessary as of the end of fiscal years 2011, 2010 and 2009, respectively. The valuation allowance amounts as of fiscal year 2009 and 2010 partially offset the Company’s NOL carryovers to future years and the Company’s carryover of general business tax credits. The valuation allowance as of fiscal year 2011 partially offset only the Company’s carryover of general business tax credits since a valuation allowance on the Company’s NOL carryovers is no longer necessary, as these assets are more likely than not to be fully realized. Considering continuing operational performance and forecasted taxable income projections, management anticipates the NOL carryovers as of fiscal year ended 2011 to be realized within five years. The partial reversals of the valuation allowance amounts in fiscal years 2010 and 2011 were based upon continued improvement in current and projected operational performance and the ability to utilize NOL amounts through carryforwards. This positive and negative evidence was weighed, and in each year, an increasing portion of the Company’s NOL and general business tax credits were determined to be realizable, on a more likely than not basis, with a valuation allowance provided for these amounts. The reductions of the valuation allowance in fiscal years 2010 and 2011 are reported as part of the income tax expense (or benefit) included in Income/(loss) from continuing operations for the year.

Two of the most significant items included in deferred tax assets are NOL carryovers and general business tax credits. Both of these items may be carried over up to twenty years for possible utilization in the future. NOL amounts carried over beginning in fiscal year 2008 and will begin to expire at the end of fiscal year 2028 through fiscal year 2031, if not utilized by then. The carryover of general business tax credits and other credits were also impacted by the amended federal returns, and subsequent to these filings, general business tax credit amounts carryover beginning in fiscal year 2002 and will begin to expire at the end of fiscal year 2022 through 2031, if not utilized by then.

The following table is a reconciliation of the total amounts of unrecognized tax benefits at the beginning and end of fiscal years 2009, 2010 and 2011 (in thousands):

Balance at August 27, 2008	$75
Increase (decrease) based on prior year tax positions	—
Interest Expense	3

Balance at August 26, 2009	78
Increase (decrease) based on prior year tax positions	—
Interest Expense	4

Balance as of August 25, 2010	82
Increase (decrease) based on prior year tax positions	—
Interest Expense	1

Balance as of August 31, 2011	$83

The unrecognized tax benefits would favorably affect the Company’s effective tax rate in future periods if they are recognized. The estimate of interest and penalties associated with unrecognized benefits is immaterial for fiscal years 2011, 2010, and 2009. The Company has not included interest or penalties related to income tax matters as part of income tax expense (or benefit).

Management believes that adequate provisions for income taxes have been reflected in the financial statements and is not aware of any significant exposure items that have not been reflected in the financial statements. Amounts considered probable of settlement within one year have been included in the accrued expenses and other liabilities in the accompanying consolidated balance sheet.

Note 8.    Property and Equipment

The cost, net of impairments, and accumulated depreciation of property and equipment at August 31, 2011 and August 25, 2010, together with the related estimated useful lives used in computing depreciation and amortization, were as follows:

	August 31, 2011	August 25, 2010	Estimated Useful Lives
	(In thousands)
Land	$56,487	$55,468	—
Restaurant equipment and furnishings	105,263	100,118	3 to 15 years
Buildings	162,327	164,421	20 to 33 years
Leasehold and leasehold improvements	31,026	27,516	Lesser of lease term or estimated useful life
Office furniture and equipment	6,823	6,322	3 to 10 years
Construction in progress	336	336	—

	362,262	354,181
Less accumulated depreciation and amortization	(195,299)	(182,141)

Property and equipment, net	$166,963	$172,040

Note 9.    Current Accrued Expenses and Other Liabilities

The following table sets forth current accrued expenses and other liabilities as of August 31, 2011 and August 25, 2010:

	August 31, 2011	August 25, 2010
	(In thousands)
Salaries, compensated absences, incentives, and bonuses	$3,682	$5,159
Operating expenses	1,051	1,011
Unredeemed gift cards and certificates	3,318	3,276
Taxes, other than income	6,598	4,597
Accrued claims and insurance	881	1,171
Income taxes, legal and other	3,057	3,833

Total	$18,587	$19,047

Note 10.    Other Long-Term Liabilities

The following table sets forth other long-term liabilities as of August 31, 2011 and August 25, 2010:

	August 31, 2011	August 25, 2010
	(In thousands)
Workers’ compensation and general liability insurance reserve	$550	$643
Deferred rent and unfavorable leases	5,953	5,172
Deferred compensation	166	185
Other	172	83

Total	$6,841	$6,083

Note 11.    Debt

Revolving Credit Facility

In November 2009, the Company entered into a revolving credit facility with Wells Fargo Bank, National Association, as Administrative Agent, and Amegy Bank, National Association, as Syndication Agent. The following description summarizes the material terms of the revolving credit facility, as subsequently amended as of January 31, 2010, July 26, 2010, September 30, 2010, October 31, 2010 and August 25, 2011 (the revolving credit facility, together with all amendments thereto, is referred to as the “2009 Credit Facility”). The 2009 Credit Facility is governed by the Credit Agreement dated as of November 9, 2009 (as amended to date, the “Credit Agreement”) among the Company, the lenders from time to time party thereto, Wells Fargo Bank, National Association, as Administrative Agent, and Amegy Bank, National Association, as Syndication Agent. The maturity date of the 2009 Credit Facility is September 1, 2014.

The aggregate amount of the lenders’ commitments under the 2009 Credit Facility was $50.0 million as of August 31, 2011. The 2009 Credit Facility also provides for the issuance of letters of credit in a maximum aggregate amount of $15.0 million outstanding at any one time. At August 31, 2011, $27.3 million was available under the 2009 Credit Facility.

The 2009 Credit Facility is guaranteed by all of the Company’s present or future subsidiaries. In addition, in connection with the expansion of the 2009 Credit Facility that accompanied the Company’s acquisition of substantially all of the assets of Fuddruckers in July 2010, Christopher J. Pappas, the Company’s President and Chief Executive Officer, and Harris J. Pappas, a member of the Company’s Board of Directors, guaranteed the payment of up to $13.0 million of the Company’s indebtedness under the 2009 Credit Facility. The maximum amount of this guaranty was reduced to $9.5 million on February 28, 2011, further reduced to $6.0 million on May 31, 2011 and reduced to zero as of August 25, 2011.

At any time throughout the term of the 2009 Credit Facility, the Company has the option to elect one of two bases of interest rates. One interest rate option is the greater of (a) the Federal Funds Effective Rate plus 0.50%, or (b) prime, plus, in either case, an applicable spread that ranges from 1.00% to 2.00% per annum. The other interest rate option is the London InterBank Offered Rate plus a spread that ranges from 2.75% to 3.75% per annum. The applicable spread under each option is dependent upon the ratio of the Company’s debt to EBITDA at the most recent determination date.

The Company is obligated to pay to the Administrative Agent for the account of each lender a quarterly commitment fee based on the average daily unused amount of the commitment of such lender, ranging from 0.30% to 0.45% per annum depending on the Total Leverage Ratio at the most recent determination date.

The proceeds of the 2009 Credit Facility are available for the Company’s general corporate purposes and general working capital purposes.

Borrowings under the 2009 Credit Facility are subject to mandatory repayment with the proceeds of sales of certain of the Company’s real property, subject to certain exceptions.

The 2009 Credit Facility is secured by a perfected first priority lien on certain of the Company’s real property and all of the material personal property owned by the Company or any of its subsidiaries, other than certain excluded assets (as defined in the Credit Agreement). At August 31, 2011, the carrying value of the collateral securing the 2009 Credit Facility was $90.0 million.

The Credit Agreement contains the following covenants among others:

•

the maintenance of EBTIDA of not less than (1) $4,500,000 for the fiscal quarter ended August 25, 2010, (2) $2,500,000 for the fiscal quarter ended November 17, 2010, (3) $3,500,000 for the fiscal quarter ended February 9, 2011, (4) $7,000,000 for the fiscal quarter ended May 4, 2011 and (5) $6,500,000 for the fiscal quarter ended August 31, 2011,

•

maintenance of a ratio of (a) EBITDA for the four fiscal quarters ending on the last day of any fiscal quarter to (b) the sum of (x) interest expense (as defined in the Credit Agreement) for such four fiscal-quarter-period plus (y) the outstanding principal balance of the loans as of the last day of such fiscal quarter divided by seven (the “Debt Service Coverage Ratio”), of not less than (1) 2.00 to 1.00, beginning with the end of the fourth quarter of fiscal 2011 and ending with the first quarter of fiscal 2012, (2) 2.25 to 1.00 beginning with the end of the second quarter of fiscal 2012 and ending with the first quarter of fiscal 2013, and (3) 2.50 to 1.00 beginning with the end of second quarter of fiscal 2013 and thereafter,

•

maintenance of minimum Tangible Net Worth (as defined in the Credit Amendment) at all times of not less than (1) $126.7 million as of the last day of the third fiscal quarter of fiscal 2011 and (2) increasing incrementally thereafter, as of the last day of each subsequent fiscal quarter, by an amount equal to 60% of the Company’s consolidated net income (if positive) for the fiscal quarter ending on such date,

•

maintenance of minimum net profit of $1.00 (1) for at least one of the first three fiscal quarters of our 2012 fiscal year, (2) for at least one of any two consecutive fiscal quarters beginning with the fourth fiscal quarter of our 2012 fiscal year, and (3) for any period of four consecutive fiscal quarters beginning with the four consecutive fiscal years ending with the fourth quarter of our 2011 fiscal year,

•	restrictions on incurring indebtedness, including certain guarantees and capital lease obligations,

•	restrictions on incurring liens on certain of our property and the property of the Company’s subsidiaries,

•	restrictions on transactions with affiliates and materially changing the Company’s business,

•	restrictions on making certain investments, loans, advances and guarantees,

•	restrictions on selling assets outside the ordinary course of business,

•	prohibitions on entering into sale and leaseback transactions,

•

limiting Capital Expenditures (as defined in the Credit Agreement) to $10.0 million for the fiscal year ended August 25, 2010, to $15.0 million for the fiscal year ended August 31, 2011, and for any subsequent fiscal year, to the sum of (1) the lesser of (a) $38.0 million or (b) an amount equal to 130% of EBITDA for the immediately preceding fiscal year plus (2) any unused availability for capital expenditures from the immediately preceding fiscal year.

•	restrictions on certain acquisitions of all or a substantial portion of the assets, property and/or equity interests of any person.

The Company was in compliance with the covenants contained in the Credit Agreement as of August 31, 2011. To comply with the Company’s quarterly minimum EBITDA covenant for the fiscal quarter ended November 17, 2010, however, the Company requested and received approval from the lenders to add to EBITDA non-recurring expenses, as defined, related to the Company’s acquisition of substantially all of the assets of Fuddruckers. The definition of EBITDA in the Credit Agreement permits the Company to make adjustments to EBITDA for certain non-recurring expenses, as defined, or income items, among others, subject to the approval of the Administrative Agent. If the Company had not received approval to adjust its EBITDA, the Company would not have been in compliance with the minimum EBITDA covenant as of the end of the first quarter of fiscal 2011. Although the Company expected to meet the requirements of the minimum EBITDA covenant in the future, noncompliance could have had a material adverse affect on the Company’s financial condition and would have represented an event of default under the Credit Agreement.

The Credit Agreement also includes customary events of default. If a default occurs and is continuing, the lenders’ commitments under the Credit Facility may be immediately terminated and/or we may be required to repay all amounts outstanding under the Credit Facility.

As of August 31, 2011, the Company had $21.5 million in outstanding loans and $1.2 million committed under letters of credit, which were issued as security for the payment of insurance obligations.

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

•

The Amended Facility contains customary covenants and restrictions on the Company’s ability to engage in certain activities, asset sales, letters of credit, and acquisitions, and contains customary events of default. As of August 31, 2011, the Company was in compliance with all covenants.

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

Interest Expense

Total interest expense incurred for fiscal years 2011, 2010 and 2009 was $2.4 million, $0.6 million and $0.4 million, respectively. Interest paid was approximately $1.7 million, $0.1 million and $0.2 million in fiscal years 2011, 2010 and 2009, respectively. No interest expense was allocated to discontinued operations in fiscal years 2011, 2010 or 2009. No interest was capitalized on properties in fiscal years 2011, 2010 or 2009.

Note 12.    Impairment of Long-Lived Assets, Store Closings, Discontinued Operations and Property Held for Sale

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

The Company recognized the following impairment charges (credits) to income from operations:

	Year Ended
	August 31, 2011	August 25, 2010	August 26, 2009
	(In thousands, except per share data)
Provision for asset impairments	$84	$282	$6,740
Net loss (gain) on disposition of property and equipment	(1,427)	(924)	(916)

	$(1,343)	$(642)	$5,824

Effect on EPS:
Basic	$0.05	$0.02	$(0.21)
Assuming dilution	$0.05	$0.02	$(0.21)

The $0.1 million charge in fiscal year 2011 is an impairment of land available for future use. The $1.4 million gain is related to two property transactions during fiscal year 2011 included in Income from operations.

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

Assets related to discontinued operations include accounts receivable, accrued liabilities, prepaid expenses, deferred tax assets, unimproved land, closed restaurant properties and related equipment for locations classified as discontinued operations. The following table sets forth the assets and liabilities for all discontinued operations:

	August 31, 2011	August 25, 2010
	(in thousands)
Trade accounts and other receivable, net	$8	$—
Prepaid expenses	59	49

Assets related to discontinued operations—current	$67	$49

Property and equipment	$7,829	$17,692
Deferred income taxes	—	717
Other assets	8	9

Assets related to discontinued operations—non-current	$7,837	$18,418

Deferred income taxes	$241	$162
Accrued expenses and other liabilities	368	722

Liabilities related to discontinued operations—current	$609	$884

Other liabilities	$565	$953
Deferred income taxes	655	—

Liabilities related to discontinued operations—non-current	$1,220	$953

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

As of August 31, 2011, the Company had 12 properties classified as discontinued operations assets. As of August 31, 2011, the asset carrying value of the owned properties is $7.8 million and is included in assets related to discontinued operations. The asset carrying values of the ground leases have previously been impaired to zero.

The Company is actively marketing these properties for lease or sale and the Company’s results of discontinued operations will be affected by the disposal of properties related to discontinued operations to the extent proceeds from the sales exceed or are less than net book value.

The following table sets forth the sales and pretax losses reported for all discontinued locations:

	Year Ended
	August 31, 2011	August 25, 2010	August 26, 2009
	(In thousands, except locations)
Sales	$—	$3,320	$34,093
Pretax income (loss)	$610	$(3,492)	$(18,739)
Income tax (expense) benefit on discontinued operations	$(228)	$1,211	$6,383
Net loss on discontinued operations	$382	$(2,281)	$(12,356)
Discontinued locations closed during the period	0	22	1

During fiscal years 2011 and 2010, the Company expensed $0.2 million and $0.7 million, respectively for lease exit costs and future rental costs related to closed locations. The Company incurred $0.7 million in employee settlement costs in fiscal year 2010 but incurred no settlement costs in fiscal years 2011 or 2009.

The following table summarizes discontinued operations for fiscal years 2011, 2010 and 2009:

	Year Ended
	August 31, 2011	August 25, 2010	August 26, 2009
	(In thousands, except per share data)
Impairments	$(618)	$(369)	$(12,521)
Gains	2,591	1,590	—

Net impairments	1,973	1,221	(12,521)
Other	(1,591)	(3,502)	165

Discontinued operations, net of taxes	$382	$(2,281)	$(12,356)

Effect on EPS from discontinued operations—decrease—basic	$0.01	$(0.08)	$(0.44)

Within discontinued operations, the Company offsets gains from applicable property disposals against total impairments. The amounts in the table described as “Other” include employment termination and shut-down costs, as well as operating losses through each restaurant’s closing date and carrying costs until the locations are finally disposed.

The impairment charges included above relate to properties closed and designated for immediate disposal. The assets of these individual operating units have been written down to their net realizable values. In turn, the related properties have either been sold or are being actively marketed for sale. All dispositions are expected to be completed within one to two years. Within discontinued operations, the Company also recorded the related fiscal year-to-date net operating results, employee terminations and basic carrying costs of the closed units.

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

At August 31, 2011, the Company had a total of two owned properties recorded at approximately $1.0 million in property held for sale. The Company is actively marketing the locations currently classified as property held for sale.

At August 25, 2010, the Company had a total of three owned properties and one ground lease recorded at approximately $1.8 million in property held for sale. The Company is actively marketing the locations currently classified as property held for sale.

The Company’s results of continuing operations will be affected to the extent proceeds from sales exceed or are less than net book value.

A rollforward of property held for sale for fiscal years 2011 and 2010 is provided below (in thousands):

Balance as of August 27, 2008	$5,282
Net transfers to property held for sale	1,804
Disposals	(2,099)
Net impairment charges	(1,129)

Balance as of August 26, 2009	3,858
Disposals	(1,748)
Net impairment charges	(282)

Balance as of August 25, 2010	$1,828
Disposals	(754)
Net impairment charges	(28)

Balance as of August 31, 2011	$1,046

Note 13.    Commitments and Contingencies

Off-Balance Sheet Arrangements

The Company has no off-balance sheet arrangements, except for operating leases for the Company’s corporate office, facility service warehouse and certain restaurant properties.

Claims

Certain current and former hourly restaurant employees filed a lawsuit against the Company in the U.S. District Court for the Southern District of Texas alleging violations of the Fair Labor Standards Act with respect to the inclusion of certain employees in a tip pool. The lawsuit sought back wages, penalties and attorney’s fees and was conditionally certified as a collective action in October 2008. On October 22, 2010, the Company agreed to a court settlement amount of $1.6 million, recognized in general and administrative expenses in the fourth quarter fiscal year 2010. The Company made related payments of $1.4 million as of August 31, 2011, as required by the settlement. Per the settlement, all claims had to be filed by August 31, 2011. Therefore, the settlement is complete and the Company recognized a $0.2 million reduction in general and administrative expenses in the fourth quarter of fiscal year 2011.

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

Construction Activity

From time to time, the Company enters into non-cancelable contracts for the construction of its new restaurants. This construction activity exposes the Company to the risks inherent in new construction including but not limited to rising material prices, labor shortages, delays in getting required permits and inspections, adverse weather conditions, and injuries sustained by workers. The Company has no non-cancelable contracts as of August 31, 2011.

Note 14.    Operating Leases

The Company conducts part of its operations from facilities that are leased under non-cancelable lease agreements. Lease agreements generally contain a primary term of 5 to 30 years with options to renew or extend the lease from 1 to 25 years. Of the 156 properties operated as of August 31, 2011, 74 properties were leased. Of the 74 leased properties, 5 properties have lease terms expiring in less than 1 year, 14 have lease terms expiring between 1 and 5 years and the remaining leases have a primary terms or options to renew or extend for greater than 5 years.

A majority of the leases include periodic escalation clauses. Accordingly, the Company follows the straight-line rent method of recognizing lease rental expense.

As of August 31, 2011, the Company has entered into noncancelable operating lease agreements for certain office equipment with terms ranging from 36 to 72 months.

Annual future minimum lease payments under noncancelable operating leases with terms in excess of one year as of August 31, 2011 are as follows:

Year Ending:	(In thousands)
August 29, 2012	$11,195
August 28, 2013	10,980
August 27, 2014	10,408
August 26, 2015	9,003
August 31, 2016	6,997
Thereafter	21,610

Total minimum lease payments	$70,193

Most of the leases are for periods of fifteen to thirty years and some leases provide for contingent rentals based on sales in excess of a base amount.

Total rent expense for operating leases for the last three fiscal years was as follows:

	Year Ended
	August 31, 2011	August 25, 2010	August 26, 2009
	(In thousands, except percentages)
Minimum rent-facilities	$10,717	$4,911	$4,059
Contingent rentals	420	88	112
Minimum rent-equipment	877	850	1,038

Total rent expense (including amounts in discontinued operations)	$12,014	$5,849	$5,209

Percent of sales	3.4%	2.4%	2.0%

See Note 16, “Related Parties,” for lease payments associated with related parties.

Note 15.    Share-Based Compensation

Stock Options

The Company has an Executive Stock Option Plan and Incentive Stock Plans for officers and employees, (collectively “Employee Stock Plans”), and a Non-employee Director Stock Option Plan for non-employee directors. These plans authorize the granting of stock options, restricted stock, and other types of awards consistent with the purpose of the plans. All options granted pursuant to the Executive Stock Option Plan have either been exercised or cancelled and the Company does not plan to grant any new options under this plan. Approximately 2.9 million shares were authorized for issuance under the Company’s plans as of August 31, 2011, of which approximately 0.8 million shares were available for future issuance. Stock options granted under the Employee Stock Plans and the Non-employee Director Stock Option Plan have an exercise price equal to the market price of the Company’s common stock at the date of grant.

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

The Company has adjusted the mix of employee long-term incentive compensation by reducing stock options awarded and increasing certain cash-based compensation and other equity based awards. Compensation cost for share-based payment arrangements recognized in general and administrative expenses for fiscal years 2011, 2010 and 2009 was approximately $0.5 million, $0.9 million and $1.1 million for stock options and $0.1 million, $0.1 million and $0.2 million for restricted stock, respectively.

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

•	The Company uses the simplified method to estimate expected lives for options granted during the period.

•	The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant for the expected term of the option.

•	The expected dividend yield is based on the Company’s current dividend yield and the best estimate of projected dividend yield for future periods within the expected life of the option.

	Year Ended
	August 31, 2011	August 25, 2010	August 26, 2009
Dividend yield	—%	—%	—%
Volatility	40.71%	59.01%	56.23%
Risk-free interest rate	1.55%	2.16%	1.60%
Expected life (in years)	4.25	4.25	4.25

A summary of the Company’s stock option activity for the three years ended August 31, 2011, August 25, 2010 and August 26, 2009 is presented in the following table:

	Shares Under Fixed Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
			(Years)	(In thousands)
Outstanding at August 27, 2008	689,254	$10.73	3.9	$145
Granted	363,010	5.27	—	—
Exercised	—	—	—	—
Forfeited/Expired	(26,813)	11.60	—	—

Outstanding at August 26, 2009	1,025,451	$8.77	4.6	$43
Granted	306,750	3.44	—	—
Exercised	—	—	—	—
Forfeited/Expired	(35,314)	10.81	—	—

Outstanding at August 25, 2010	1,296,887	$7.53	4.4	$711
Granted	116,637	5.39	—	—
Exercised	(7,125)	3.77	—	—
Forfeited/Expired	(34,473)	9.00	—	—

Outstanding at August 31, 2011	1,371,926	$7.33	3.9	$375

Exercisable at August 31, 2011	807,656	$9.16	2.2	$119

The weighted-average grant-date fair value of options granted during fiscal years 2011, 2010 and 2009 was $2.49, $1.66 and $2.41 per share, respectively. The intrinsic value for stock options is defined as the difference between the current market value and the grant price. No options were exercised in fiscal years 2010 or 2009.

During fiscal years 2011, 2010 and 2009, cash received from options exercised was approximately $27,000, zero and zero respectively, and the calculated but unrecognized tax benefit for the tax deductions from share-based compensation totaled approximately $71,000, $90,000 and zero, respectively.

At August 31, 2011 and August 25, 2010, the number of incentive stock option shares available to be granted under the plans was 839,716 and 1,002,363 shares, respectively.

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

A summary of the Company’s restricted stock activity during fiscal years is presented in the following table:

	Restricted Stock Units	Weighted Average Fair Value	Weighted-Average Remaining Contractual Term
		(Per share)	(In years)
Unvested at August 27, 2008	95,190	$10.04	1.8
Granted	41,347	5.03	—
Vested	(55,287)	6.87	—
Forfeited	(1,095)	11.10	1.2

Unvested at August 26, 2009	80,155	9.62	1.1
Granted	16,000	3.46	—
Vested	(26,889)	7.67	—
Forfeited	(4,077)	9.62	—

Unvested at August 25, 2010	65,189	8.13	0.8
Granted	82,822	5.39	—
Vested	(51,189)	9.42	—
Forfeited	—	—	—

Unvested at August 31, 2011	96,822	$5.11	2.1

At August 31, 2011, August 25, 2010 and August 26, 2009, there was approximately $0.8 million, $1.2 million and $1.8 million, respectively, of total unrecognized compensation cost related to unvested share-based compensation arrangements that is expected to be recognized over a weighted-average period of 2.17, 2.38 and 2.25 years, respectively.

Supplemental Executive Retirement Plan

The Company has a Supplemental Executive Retirement Plan (“SERP”) designed to provide benefits for selected officers at normal retirement age with 25 years of service equal to 50% of their final average compensation offset by Social Security, profit sharing benefits, and deferred compensation. None of the Company’s executive officers participates in the Supplemental Executive Retirement Plan. Some of the officers designated to participate in the plan have retired and are receiving benefits under the plan. Accrued benefits of all actively employed participants become fully vested upon termination of the plan or a change in control (as defined in the plan). The plan is unfunded and the Company is obligated to make benefit payments solely on a current disbursement basis. On December 6, 2005, the Board of Directors voted to amend the SERP and suspend the further accrual of benefits and participation. As a result, a curtailment gain of approximately $88,000 was recognized. The net benefit recognized for the SERP for the years ended August 31, 2011, August 25, 2010 and August 26, 2009 was zero, and the unfunded accrued liability included in “Other Liabilities” on the Company’s consolidated Balance Sheets as of August 31, 2011 and August 25, 2010 was approximately $127,000 and $147,000, respectively.

Nonemployee Director Phantom Stock Plan

Under the Company’s Nonemployee Director Phantom Stock Plan (“Phantom Stock Plan”), nonemployee directors deferred portions of their retainer and meeting fees which, along with certain matching incentives, were credited to phantom stock accounts in the form of phantom shares priced at the market value of the Company’s common stock on the date of grant. Additionally, the phantom stock accounts were credited with dividends, if any, paid on the common stock represented by phantom shares. Authorized shares (100,000 shares) under the Phantom Stock Plan were fully depleted in early fiscal year 2003; since that time, no deferrals, incentives or dividends have been credited to phantom stock accounts. As participants cease to be directors, their phantom shares are converted into an equal number of shares of common stock and issued from the Company’s treasury stock. As of August 31, 2011, 29,627 phantom shares remained unissued under the Phantom Stock Plan.

401(k) Plan

The Company has a voluntary 401(k) employee savings plan to provide substantially all employees of the Company an opportunity to accumulate personal funds for their retirement. The Company matches 25% of participants’ contributions made to the plan up to 6% of their salary up until September 2009 when the Company stopped the match. The net expense recognized in connection with the employer match feature of the voluntary 401(k) employee savings plan for the years ended August 31, 2011, August 25, 2010 and August 26, 2009, was zero, $105,000 and $363,000, respectively.

Note 16.    Related Parties

Affiliate Services

The Company’s Chief Executive Officer, Christopher J. Pappas, and Harris J. Pappas, a Director of the Company, own two restaurant entities (the “Pappas entities”) that may provide services to the Company and its subsidiaries, as detailed in the Master Sales Agreement dated December 9, 2005 among the Company and the Pappas entities.

Under the terms of the Master Sales Agreement, the Pappas entities continue to provide specialized (customized) equipment fabrication primarily for new construction and basic equipment maintenance, including stainless steel stoves, shelving, rolling carts, and chef tables. The total costs under the Master Sales Agreement of custom-fabricated and refurbished equipment in fiscal years 2011, 2010 and 2009 were approximately $27,000, $33,000 and $367,000, respectively. The decrease in fiscal year 2011 was primarily due to fewer restaurant openings in fiscal year 2011 than fiscal year 2010. Services provided under this agreement are subject to review and approval by the Finance and Audit Committee of the Company’s Board of Directors.

Operating Leases

In the third quarter of fiscal year 2004, Messrs. Pappas became partners in a limited partnership which purchased a retail strip center in Houston, Texas. Messrs. Pappas collectively own a 50% limited partnership interest and a 50% general partnership interest in the limited partnership. A third party company manages the center. One of the Company’s restaurants has rented approximately 7% of the space in that center since July 1969. No changes were made to the Company’s lease terms as a result of the transfer of ownership of the center to the new partnership. The Company made payments of approximately $326,000, $316,000 and $339,000 in fiscal years 2011, 2010 and 2009, respectively, under the lease agreement which currently includes an annual base rate of $14.64 per square foot.

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

Affiliated rents paid for the Houston property lease represented 2.6%, 5.5% and 6.2% of total rents for continuing operations for fiscal years 2011, 2010 and 2009, respectively.

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

On July 26, 2010, Christopher and Harris Pappas guaranteed the payment of up to $13.0 million of the Company’s indebtedness under the Company’s revolving credit facility in connection with the expansion of the facility that accompanied the Company’s acquisition of substantially all of the assets of Fuddruckers. The maximum amount of this guaranty was reduced to $9.5 million on February 28, 2011, to $6.0 million on May 31, 2011, and to zero on August 25, 2011.

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

Peter Tropoli, the Company’s Chief Operating Officer, and formerly the Company’s Senior Vice President, Administration, General Counsel and Secretary, is an attorney and stepson of Frank Markantonis, who is a director of the Company.

Paulette Gerukos, Vice President of Human Resources of the Company, is the sister-in-law of Harris J. Pappas, who is a director of the Company.

Note 17.    Common Stock

At August 31, 2011, the Company had 500,000 shares of common stock reserved for issuance upon the exercise of outstanding stock options.

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

Note 18.    Earnings Per Share

A reconciliation of the numerators and denominators of basic earnings per share and earnings per share assuming dilution is shown in the table below:

	Year Ended
	August 31, 2011	August 25, 2010	August 26, 2009
	(In thousands, except per share data)
Numerator:
Income (loss) from continuing operations	$2,583	$(612)	$(14,062)

Net income (loss)	$2,965	$(2,893)	$(26,418)

Denominator:
Denominator for basic earnings per share—weighted-average shares	28,237	28,129	28,084
Effect of potentially dilutive securities:
Employee and non-employee stock options	60	—	—

Denominator for earnings per share assuming dilution	28,297	28,129	28,084

Income from continuing operations:
Basic	$0.09	$(0.02)	$(0.50)
Assuming dilution (a)	$0.09	$(0.02)	$(0.50)

Net income per share:
Basic	$0.10	$(0.10)	$(0.94)
Assuming dilution (a)	$0.10	$(0.10)	$(0.94)

(a)

Potentially dilutive shares were not included in the computation of net income per share because to do so would have been antidilutive amounted to zero shares in fiscal year 2011, fiscal year 2010 and fiscal year 2009. Additionally, stock options with exercise prices exceeding current market prices that were excluded from the computation of net income per share amounted to 1,043,000 shares in fiscal year 2011, 1,007,000 shares in fiscal year 2010 and 909,000 shares in fiscal year 2009.

Note 19.    Quarterly Financial Information

The following tables summarize quarterly unaudited financial information for fiscal years 2011 and 2010.

	Quarter Ended (a)
	August 31, 2011	May 4, 2011	February 9, 2011	November 17, 2010
	(119 days)	(84 days)	(84 days)	(84 days)
	(In thousands except per share data)
Restaurant sales	$105,468	$78,237	$71,889	$70,443
Franchise revenue	2,469	1,602	1,520	1,501
Culinary contract services	5,600	3,560	3,127	3,332

Total sales	113,537	83,399	76,536	75,276
Income (loss) from operations (b)	2,930	2,060	(300)	(2,107)
Discontinued operations	(84)	(369)	1,016	(181)
Net income (loss)	2,845	1,691	717	(2,288)
Net income (loss) per share:
Basic	0.10	0.06	0.02	(0.08)
Assuming dilution	0.10	0.06	0.02	(0.08)

Costs and Expenses
(As a percentage of restaurant sales)
Cost of food	28.4%	28.2%	29.8%	29.7%
Payroll and related costs	34.8%	33.6%	35.1%	35.6%
Other operating expenses	23.5%	22.1%	23.5%	25.9%

	Quarter Ended (a)
	August 25, 2010	May 5, 2010	February 10, 2010	November 18, 2009
	(112 days)	(84 days)	(84 days)	(84 days)
	(In thousands except per share data)
Restaurant sales	$76,786	$53,946	$50,800	$48,854
Franchise revenue	645	—	—	—
Culinary contract services	4,215	3,262	2,959	3,292

Total sales	81,646	57,208	53,759	52,146
Income (loss) from operations (b)	1,046	1,226	145	(3,029)
Discontinued operations	(530)	(496)	(567)	(688)
Net income (loss)	516	730	(422)	(3,717)
Net income (loss) per share:
Basic	0.02	0.03	(0.02)	(0.13)
Assuming dilution	0.02	0.03	(0.02)	(0.13)

Costs and Expenses
(As a percentage of restaurant sales)
Cost of food	28.2%	27.4%	27.4%	26.9%
Payroll and related costs	35.3%	35.1%	35.6%	38.2%
Other operating expenses	23.3%	19.5%	21.3%	24.6%

(a)

The quarter ended August 31, 2011 consists of five four-week periods and the quarter ended August 25, 2010 consists of four four-week periods. All other quarters presented represent three four-week periods.

(b)

The loss from operations in the first quarter of fiscal year 2011 and the first and second quarters of fiscal year 2010 resulted from the seasonal nature of the business. The first quarter encompasses the typical start of school and second quarter includes Christmas and Thanksgiving holidays.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

We have had no disagreements with our accountants on any accounting or financial disclosures.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Control and Procedures

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of August 31, 2011. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of August 31, 2011, our disclosure controls and procedures were effective in providing reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Because of its inherent limitations, internal control over financial reporting may not prevent or detect material misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Under the supervision and with the participation of our management, including our Chief

Executive Officer and Chief Financial Officer, management conducted an evaluation of the effectiveness of our internal control over financial reporting as of August 31, 2011 based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that evaluation, our management concluded that our internal control over financial reporting was effective as of August 31, 2011.

Grant Thornton LLP, the independent registered public accounting firm that audited the Consolidated Financial Statements included in this report, has also audited the effectiveness our internal control over financial reporting as of August 31, 2011, as stated in their attestation report which is included under Item 8 of this report.

Attestation Report of the Registered Public Accounting Firm

Included in Item 8 of this report.

Changes in Internal Control over Financial Reporting

Except as noted above, there were no changes in our internal control over financial reporting during the quarter ended August 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

None

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

There is incorporated in this Item 10 by reference that portion of our definitive proxy statement for the 2012 annual meeting of shareholders appearing therein under the captions “Election of Directors,” “Corporate Governance,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Executive Officers,” and “Certain Relationships and Related Transactions.”

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

There is incorporated in this Item 11 by reference that portion of our definitive proxy statement for the 2012 annual meeting of shareholders appearing therein under the captions “Compensation Discussion and Analysis—Executive Compensation,” “—Executive Compensation Committee Report,” “—Compensation Tables and Information,” “—Director Compensation,” and “Corporate Governance—Executive Compensation Committee—Compensation Committee Interlocks.”

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

There is incorporated in this Item 12 by reference that portion of our definitive proxy statement for the 2012 annual meeting of shareholders appearing therein under the captions “Ownership of Equity Securities in the Company” and “Principal Shareholders.”

Item 13.	Certain Relationships and Related Transactions, and Director Independence

There is incorporated in this Item 13 by reference that portion of our definitive proxy statement for the 2012 annual meeting of shareholders appearing therein under the captions, “Corporate Governance Guidelines—Director Independence” and “Certain Relationships and Related Transactions.”

Item 14.	Principal Accountant Fees and Services

There is incorporated in this Item 14 by reference that portion of our definitive proxy statement for the 2012 annual meeting of shareholders appearing therein under the caption “Fees Paid To The Independent Registered Public Accounting Firm.”

PART IV

Item 15.	Exhibits, Financial Statement Schedules

1.	Financial Statements

The following financial statements are filed as part of this Report:

Consolidated balance sheets at August 31, 2011 and August 25, 2010

Consolidated statements of operations for each of the three years in the period ended August 31, 2011

Consolidated statements of shareholders’ equity for each of the three years in the period ended August 31, 2011

Consolidated statements of cash flows for each of the three years in the period ended August 31, 2011

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

3.	Exhibits

The following exhibits are filed as a part of this Report:

3(a)	Amended and Restated Certificate of Incorporation of Luby’s, Inc. (filed as Exhibit 3.1) to the Company’s Quarterly Report on Form 10-Q for the quarter ended February 11, 2009, and incorporated herein by reference).

3(b)	Bylaws of Luby’s, Inc., as amended through July 9, 2008 (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K dated July 14, 2008, and incorporated herein by reference).

4(a)	New Credit Facility dated July 13, 2007, among Luby’s, Inc., the lenders party thereto, Wells Fargo Bank, National Association, as Administrative Agent, and Amegy Bank, National Association, as Syndication Agent. (filed as Exhibit 4(i) to the Company’s Annual Report on Form 10-K for the fiscal year ended August 26, 2007, and incorporated herein by reference).

4(b)	First Amendment to Credit Agreement dated as of March 18, 2009, among the Company, the lenders party thereto, Wells Fargo Bank, National Association, as Administrative Agent, and Amegy Bank, National Association, as Syndication Agent (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K for March 18, 2009, and incorporated herein by reference).

4(c)	Credit Agreement dated as of November 9, 2009, among the Company, the lenders party thereto, Wells Fargo Bank, National Association, as Administrative Agent, and Amegy Bank, National Association, as Syndication Agent (filed as Exhibit 4(l) to the Company’s Annual Report on Form 10-K for the fiscal year ended August 26, 2009, and incorporated herein by reference).

4(d)	First Amendment to Credit Agreement, dated as of January 31, 2010, among the Company, the lenders from time to time party thereto, Wells Fargo Bank, National Association, as Administrative Agent, and Amegy Bank National Association, as Syndication Agent (filed as Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended February 10, 2010, and incorporated herein by reference).

4(e)	Second Amendment to Credit Agreement, dated as of July 26, 2010, among the Company, the lenders from time to time party thereto, Wells Fargo Bank, National Association, as administrative agent, and Amegy Bank National Association, as syndication agent (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K dated July 27, 2010, and incorporated herein by reference).

4(f)	Third Amendment to Credit Agreement, dated as of September 30, 2010, among the Company, the lenders from time to time party thereto, Wells Fargo Bank, National Association, as administrative agent, and Amegy Bank National Association, as syndication agent (filed as Exhibit 4(f) to the Company’s Annual Report on Form 10-K for the fiscal year ended August 25, 2010, and incorporated herein by reference).

4(g)	Fourth Amendment to Credit Agreement, dated as of October 30, 2010, among the Company, the lenders from time to time party thereto, Wells Fargo Bank, National Association, as administrative agent, and Amegy Bank National Association, as syndication agent (filed as Exhibit 4(g) to the Company’s Annual Report on Form 10-K for the fiscal year ended August 25, 2010, and incorporated herein by reference).

4(h)	Fifth Amendment to Credit Agreement, dated as of August 25, 2011, among the Company, the lenders from time to time party thereto, Wells Fargo Bank, National Association, as administrative agent, and Amegy Bank National Association, as syndication agent (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated August 25, 2011, and incorporated herein by reference).

4(i)	Rights Agreement dated January 27, 2011 between Luby’s, Inc. and American Stock Transfer & Trust Company, LLC, as Rights Agent (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K dated February 2, 2011, and incorporated herein by reference).

10(a)	Management Incentive Stock Plan of Luby’s Cafeterias, Inc. (filed as Exhibit 10(i) to the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 1989, and incorporated herein by reference).*

10(b)	Amendment to Management Incentive Stock Plan of Luby’s Cafeterias, Inc. adopted January 14, 1997 (filed as Exhibit 10(k) to the Company’s Quarterly Report on Form 10-Q for the quarter ended February 28, 1997, and incorporated herein by reference).*

10(c)	Nonemployee Director Deferred Compensation Plan of Luby’s Cafeterias, Inc. adopted October 27, 1994 (filed as Exhibit 10(g) to the Company’s Quarterly Report on Form 10-Q for the quarter ended November 30, 1994, and incorporated herein by reference).*

10(d)	Amendment to Nonemployee Director Deferred Compensation Plan of Luby’s Cafeterias, Inc. adopted January 14, 1997 (filed as Exhibit 10(m) to the Company’s Quarterly Report on Form 10-Q for the quarter ended February 28, 1997, and incorporated herein by reference).*

10(e)	Amendment to Nonemployee Director Deferred Compensation Plan of Luby’s Cafeterias, Inc. adopted March 19, 1998 (filed as Exhibit 10(o) to the Company’s Quarterly Report on Form 10-Q for the quarter ended February 28, 1998, and incorporated herein by reference).*

10(f)	Amended and Restated Nonemployee Director Stock Plan of Luby’s, Inc. adopted January 20, 2005, as amended January 24, 2007, as amended April 14, 2008 (filed as Exhibit 10(f) to the Company’s Annual Report on Form 10-K for the fiscal year ended August 27, 2008, and incorporated herein by reference).*

10(g)	Luby’s Cafeterias, Inc. Supplemental Executive Retirement Plan dated May 30, 1996 (filed as Exhibit 10(j) to the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 1996, and incorporated herein by reference).*

10(h)	Amendment to Luby’s Cafeterias, Inc. Supplemental Executive Retirement Plan adopted January 14, 1997 (filed as Exhibit 10(r) to the Company’s Quarterly Report on Form 10-Q for the quarter ended February 28, 1997, and incorporated herein by reference).*

10(i)	Amendment to Luby’s Cafeterias, Inc. Supplemental Executive Retirement Plan adopted January 9, 1998 (filed as Exhibit 10(u) to the Company’s Quarterly Report on Form 10-Q for the quarter ended February 28, 1998, and incorporated herein by reference).*

10(j)	Amendment to Luby’s Cafeterias, Inc. Supplemental Executive Retirement Plan adopted May 21, 1999 (filed as Exhibit 10(q) to the Company’s Quarterly Report on Form 10-Q for the quarter ended May 31, 1999, and incorporated herein by reference.)*

10(k)	Luby’s Incentive Stock Plan adopted October 16, 1998 (filed as Exhibit 10(cc) to the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 1998, and incorporated herein by reference).*

10(l)	Amended and Restated Luby’s Incentive Stock Plan adopted January 19, 2006 (filed as Exhibit 10(ee) to the Company’s Quarterly Report on Form 10-Q for the quarter ended February 15, 2006, and incorporated herein by reference).*

10(m)	Registration Rights Agreement dated March 9, 2001, by and among Luby’s, Inc., Christopher J. Pappas, and Harris J. Pappas (filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K dated March 9, 2001, and incorporated herein by reference).

10(n)	Purchase Agreement dated March 9, 2001, by and among Luby’s, Inc. Harris J. Pappas, and Christopher J. Pappas (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated March 9, 2001, and incorporated herein by reference).

10(o)	First Amendment to Purchase Agreement dated June 7, 2004, by and among Luby’s, Inc., Harris J. Pappas, and Christopher J. Pappas (filed as Exhibit 4(s) to the Company’s Quarterly Report on Form 10-Q for the quarter ended May 5, 2004, and incorporated herein by reference).

10(p)	Second Amendment dated as of October 29, 2007 to Purchase Agreement, dated March 9, 2001, by and between Luby’s, Inc., Harris J. Pappas and Christopher J. Pappas (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K dated October 30, 2007, and incorporated herein by reference).

10(q)	Asset Purchase Agreement, dated as of June 23, 2010, by and among Luby’s, Inc., Fuddruckers, Inc., Magic Brands, LLC, Atlantic Restaurant Ventures, Inc., R. Wes, Inc., Fuddruckers of Howard County, LLC and Fuddruckers of White Marsh, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 29, 2010).

10(r)	Amendment to Asset Purchase Agreement, dated as of July 26, 2010, by and among Luby’s Fuddruckers Restaurants, LLC, Fuddruckers, Inc., Magic Brands, LLC, Atlantic Restaurant Ventures, Inc., R. Wes, Inc., Fuddruckers of Howard County, LLC and Fuddruckers of White Marsh, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 27, 2010).

10(s)	Luby’s, Inc. Amended and Restated Nonemployee Director Phantom Stock Plan effective September 28, 2001 (filed as Exhibit 10(dd) to the Company’s Quarterly Report on Form 10-Q for the quarter ended February 13, 2002, and incorporated herein by reference).*

10(t)	Form of Indemnification Agreement entered into between Luby’s, Inc. and each member of its Board of Directors initially dated July 23, 2002 (filed as Exhibit 10(gg) to the Company’s Annual Report on Form 10-K for the fiscal year ended August 28, 2002, and incorporated herein by reference).

10(u)	Amended and Restated Affiliate Services Agreement dated July 23, 2002, by and among Luby’s, Inc., Pappas Restaurants, L.P., and Pappas Restaurants, Inc. (filed as Exhibit 10(hh) to the Company’s Annual Report on Form 10-K for the fiscal year ended August 28, 2002, and incorporated herein by reference).

10(v)	Master Sales Agreement dated July 23, 2002, by and among Luby’s, Inc., Pappas Restaurants, L.P., and Pappas Restaurants, Inc. and Procedure adopted by the Finance and Audit Committee of the Board of Directors on July 23, 2002, pursuant to Section 2.3 of the Master Sales Agreement (filed as Exhibit 10(ii) to the Company’s Annual Report on Form 10-K for the fiscal year ended August 28, 2002, and incorporated herein by reference).

10(w)	Agreement dated June 7, 2004, by and among Luby’s, Inc., Christopher J. Pappas, and Harris J. Pappas (filed as Exhibit 4(s) to the Company’s Quarterly Report on Form 10-Q for the quarter ended May 5, 2004, and incorporated herein by reference).

10(x)	Employment Agreement dated November 9, 2005, between Luby’s, Inc. and Christopher J. Pappas (filed as Exhibit 10(y) to the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2005, and incorporated herein by reference).*

10(y)	Amendment No. 1 dated as of October 29, 2007 to Employment Agreement dated as of March 9, 2001 between Luby’s, Inc. and Christopher J. Pappas (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated October 30, 2007, and incorporated herein by reference).*

10(z)	Amendment No. 2 dated as of November 19, 2008 to Employment Agreement dated as of November 9, 2005 between Luby’s, Inc. and Christopher J. Pappas (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated November 21, 2008, and incorporated herein by reference).*

10(aa)	Amendment No. 3 dated as of November 19, 2009 to Employment Agreement dated as of November 9, 2005 and as amended on October 29, 2007 and November 19, 2008 between Luby’s, Inc. and Christopher J. Pappas (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated November 25, 2009, and incorporated herein by reference).*

10(bb)	Amendment No. 4 dated as of April 15, 2010 to Employment Agreement dated as of November 9, 2005 and as amended on October 29, 2007, November 19, 2008, and November 19, 2009 between Luby’s, Inc. and Christopher J. Pappas (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated April 20, 2010, and incorporated herein by reference).*

10(cc)	Amendment No. 5 dated as of September 2, 2010 to Employment Agreement dated as of November 9, 2005, as amended on October 29, 2007, November 19, 2008, November 19, 2009 and April 15, 2010, between Luby’s, Inc. and Christopher J. Pappas.

10(dd)	Amendment No. 6 dated as of April 20, 2011 to Employment Agreement dated as of November 9, 2005, as amended on October 29, 2007, November 19, 2008, November 19, 2009, April 15, 2010 and September 2, 2010, between Luby’s, Inc. and Christopher J. Pappas (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated April 26, 2011, and incorporated herein by reference).*

10(ee)	Employment Agreement dated November 9, 2005, between Luby’s, Inc. and Harris J. Pappas (filed as Exhibit 10(z) to the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2005, and incorporated herein by reference).*

10(ff)	Amendment No. 1 dated as of October 29, 2007 to Employment Agreement dated as of March 9, 2001 between Luby’s, Inc. and Harris J. Pappas (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K dated October 30, 2007, and incorporated herein by reference).*

10(gg)	Amendment No. 2 dated as of November 19, 2008 to Employment Agreement dated as of November 9, 2005 between Luby’s, Inc. and Harris J. Pappas (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K dated November 21, 2008, and incorporated herein by reference).*

10(hh)	Amendment No. 3 dated as of November 19, 2009 to Employment Agreement dated as of November 9, 2005 and as amended on October 29, 2007 and November 19, 2008 between Luby’s, Inc. and Harris J. Pappas (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K dated November 25, 2009, and incorporated herein by reference).*

10(ii)	Amendment No. 4 dated as of April 15, 2010 to Employment Agreement dated as of November 9, 2005 and as amended on October 29, 2007, November 19, 2008, and November 19, 2009 between Luby’s, Inc. and Harris J. Pappas (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K dated April 20, 2010, and incorporated herein by reference).*

10(jj)	Amendment No. 5 dated as of September 2, 2010 to Employment Agreement dated as of November 9, 2005, as amended on October 29, 2007, November 19, 2008, November 19, 2009 and April 15, 2010, between Luby’s, Inc. and Harris J. Pappas.

10(kk)	Form of Restricted Stock Award Agreement pursuant to the Luby’s Incentive Stock Plan (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated November 15, 2007, and incorporated herein by reference).

10(ll)	Form of Incentive Stock Option Award Agreement pursuant to the Luby’s Incentive Stock Plan (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K dated November 15, 2007, and incorporated herein by reference).

11	Statement regarding computation of Per Share Earnings.**

14(a)	Policy Guide on Standards of Conduct and Ethics applicable to all employees, as well as the board of directors (filed as Exhibit 14(a) to the Company’s Annual Report on Form 10-K for the fiscal year ended August 26, 2003, and incorporated herein by reference).

14(b)	Supplemental Standards of Conduct and Ethics for the Chief Executive Officer, Chief Financial Officer, Controller, and all senior financial officers (filed as Exhibit 14(b) to the Company’s Annual Report on Form 10-K for the fiscal year ended August 26, 2003, and incorporated herein by reference).

21	Subsidiaries of the Company.

23.1	Consent of Grant Thornton LLP.

31.1	Rule 13a-14(a)/15d-14(a) certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Rule 13a-14(a)/15d-14(a) certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Section 1350 certification of the Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Section 1350 certification of the Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99(a)	Corporate Governance Guidelines of Luby’s, Inc., as amended October 28, 2004 (filed as Exhibit 99(a) to the Company’s Annual Report on Form 10-K for the fiscal year ended August 29, 2007, and incorporated herein by reference).

*	Denotes management contract or compensatory plan or arrangement.
**	Information required to be presented in Exhibit 11 is provided in Note 17 “Earnings Per Share” of the Notes to Consolidated Financial Statements under Part II, Item 8 of this Form 10-K in accordance with the provisions of FASB Statement of Financial Accounting Standards (SFAS) No. 128, Earnings per Share.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

November 14, 2011 Date		LUBY’S, INC. (Registrant)

	By:	/s/ CHRISTOPHER J. PAPPAS
Christopher J. Pappas
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature and Title	Date

/S/ GASPER MIR, III Gasper Mir, III, Director and Chairman of the Board	November 14, 2011

/S/ CHRISTOPHER J. PAPPAS Christopher J. Pappas, Director, President and Chief Executive Officer (Principal Executive Officer)	November 14, 2011

/S/ PETER TROPOLI Peter Tropoli, Chief Operating Officer	November 14, 2011

/S/ K. SCOTT GRAY K. Scott Gray, Senior Vice President and Chief Financial Officer, and Principal Accounting Officer (Principal Financial and Accounting Officer)	November 14, 2011

/S/ HARRIS J. PAPPAS Harris J. Pappas, Director	November 14, 2011

/S/ JUDITH B. CRAVEN Judith B. Craven, Director	November 14, 2011

/S/ ARTHUR R. EMERSON Arthur R. Emerson, Director	November 14, 2011

/S/ JILL GRIFFIN Jill Griffin, Director	November 14, 2011

/S/ J.S.B. JENKINS J.S.B. Jenkins, Director	November 14, 2011

/S/ FRANK MARKANTONIS Frank Markantonis, Director	November 14, 2011

/S/ JOE C. MCKINNEY Joe C. McKinney, Director	November 14, 2011

EXHIBIT INDEX

3(a)	Amended and Restated Certificate of Incorporation of Luby’s, Inc. (filed as Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended February 11, 2009, and incorporated herein by reference).

3(b)	Luby’s, Inc. Amended Bylaws dated July 9, 2008, as currently in effect (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K dated July 14, 2008, and incorporated herein by reference).

4(a)	Credit Agreement dated July 13, 2007, among Luby’s, Inc., the lenders party thereto, Wells Fargo Bank, National Association, as Administrative Agent, and Amegy Bank, National Association, as Syndication Agent (filed as Exhibit 4(i) to the Company’s Annual Report on Form 10-K for the fiscal year ended August 29, 2007, and incorporated herein by reference).

4(b)	First Amendment to Credit Agreement dated as of March 18, 2009, among the Company, the lenders party thereto, Wells Fargo Bank, National Association, as Administrative Agent, and Amegy Bank, National Association, as Syndication Agent (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K for March 18, 2009, and incorporated herein by reference).

4(c)	Credit Agreement dated as of November 9, 2009, among the Company, the lenders party thereto, Wells Fargo Bank, National Association, as Administrative Agent, and Amegy Bank, National Association, as Syndication Agent (filed as Exhibit 4(l) to the Company’s Annual Report on Form 10-K for the fiscal year ended August 26, 2009, and incorporated herein by reference).

4(d)	First Amendment to Credit Agreement, dated as of January 31, 2010, among the Company, the lenders from time to time party thereto, Wells Fargo Bank, National Association, as Administrative Agent, and Amegy Bank National Association, as Syndication Agent (filed as Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended February 10, 2010, and incorporated herein by reference).

4(e)	Second Amendment to Credit Agreement, dated as of July 26, 2010, among the Company, the lenders from time to time party thereto, Wells Fargo Bank, National Association, as administrative agent, and Amegy Bank National Association, as syndication agent (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K dated July 27, 2010, and incorporated herein by reference).

4(f)	Third Amendment to Credit Agreement, dated as of September 30, 2010, among the Company, the lenders from time to time party thereto, Wells Fargo Bank, National Association, as administrative agent, and Amegy Bank National Association, as syndication agent (filed as Exhibit 4(f) to the Company’s Annual Report on Form 10-K for the fiscal year ended August 25, 2010, and incorporated herein by reference).

4(g)	Fourth Amendment to Credit Agreement, dated as of October 30, 2010, among the Company, the lenders from time to time party thereto, Wells Fargo Bank, National Association, as administrative agent, and Amegy Bank National Association, as syndication agent (filed as Exhibit 4(g) to the Company’s Annual Report on Form 10-K for the fiscal year ended August 25, 2010, and incorporated herein by reference).

4(h)	Fifth Amendment to Credit Agreement, dated as of August 25, 2011, among the Company, the lenders from time to time party thereto, Wells Fargo Bank, National Association, as administrative agent, and Amegy Bank National Association, as syndication agent (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated August 25, 2011, and incorporated herein by reference).

4(i)	Rights Agreement dated January 27, 2011 between Luby’s, Inc. and American Stock Transfer & Trust Company, LLC, as Rights Agent (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K dated February 2, 2011, and incorporated herein by reference).

10(a)	Management Incentive Stock Plan of Luby’s Cafeterias, Inc. (filed as Exhibit 10(i) to the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 1989, and incorporated herein by reference).*

10(b)	Amendment to Management Incentive Stock Plan of Luby’s Cafeterias, Inc. adopted January 14, 1997 (filed as Exhibit 10(k) to the Company’s Quarterly Report on Form 10-Q for the quarter ended February 28, 1997, and incorporated herein by reference).*

10(c)	Nonemployee Director Deferred Compensation Plan of Luby’s Cafeterias, Inc. adopted October 27, 1994 (filed as Exhibit 10(g) to the Company’s Quarterly Report on Form 10-Q for the quarter ended November 30, 1994, and incorporated herein by reference).*

10(d)	Amendment to Nonemployee Director Deferred Compensation Plan of Luby’s Cafeterias, Inc. adopted January 14, 1997 (filed as Exhibit 10(m) to the Company’s Quarterly Report on Form 10-Q for the quarter ended February 28, 1997, and incorporated herein by reference).*

10(e)	Amendment to Nonemployee Director Deferred Compensation Plan of Luby’s Cafeterias, Inc. adopted March 19, 1998 (filed as Exhibit 10(o) to the Company’s Quarterly Report on Form 10-Q for the quarter ended February 28, 1998, and incorporated herein by reference).*

10(f)	Amended and Restated Nonemployee Director Stock Plan of Luby’s, Inc. adopted January 20, 2005, as amended January 24, 2007, as amended April 14, 2008 (filed as Exhibit 10(f) to the Company’s Annual Report on Form 10-K for the fiscal year ended August 27, 2008, and incorporated herein by reference).*

10(g)	Luby’s Cafeterias, Inc. Supplemental Executive Retirement Plan dated May 30, 1996 (filed as Exhibit 10(j) to the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 1996, and incorporated herein by reference).*

10(h)	Amendment to Luby’s Cafeterias, Inc. Supplemental Executive Retirement Plan adopted January 14, 1997 (filed as Exhibit 10(r) to the Company’s Quarterly Report on Form 10-Q for the quarter ended February 28, 1997, and incorporated herein by reference).*

10(i)	Amendment to Luby’s Cafeterias, Inc. Supplemental Executive Retirement Plan adopted January 9, 1998 (filed as Exhibit 10(u) to the Company’s Quarterly Report on Form 10-Q for the quarter ended February 28, 1998, and incorporated herein by reference).*

10(j)	Amendment to Luby’s Cafeterias, Inc. Supplemental Executive Retirement Plan adopted May 21, 1999 (filed as Exhibit 10(q) to the Company’s Quarterly Report on Form 10-Q for the quarter ended May 31, 1999, and incorporated herein by reference.)*

10(k)	Luby’s Incentive Stock Plan adopted October 16, 1998 (filed as Exhibit 10(cc) to the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 1998, and incorporated herein by reference).*

10(l)	Amended and Restated Luby’s Incentive Stock Plan adopted January 19, 2006 (filed as Exhibit 10(ee) to the Company’s Quarterly Report on Form 10-Q for the quarter ended February 15, 2006, and incorporated herein by reference).*

10(m)	Registration Rights Agreement dated March 9, 2001, by and among Luby’s, Inc., Christopher J. Pappas, and Harris J. Pappas (filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K dated March 9, 2001, and incorporated herein by reference).

10(n)	Purchase Agreement dated March 9, 2001, by and among Luby’s, Inc. Harris J. Pappas, and Christopher J. Pappas (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated March 9, 2001, and incorporated herein by reference).

10(o)	First Amendment to Purchase Agreement dated June 7, 2004, by and among Luby’s, Inc., Harris J. Pappas, and Christopher J. Pappas (filed as Exhibit 4(s) to the Company’s Quarterly Report on Form 10-Q for the quarter ended May 5, 2004, and incorporated herein by reference).

10(p)	Second Amendment dated as of October 29, 2007 to Purchase Agreement, dated March 9, 2001, by and among Luby’s, Inc., Harris J. Pappas and Christopher J. Pappas (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K dated October 30, 2007, and incorporated herein by reference).

10(q)	Asset Purchase Agreement, dated as of June 23, 2010, by and among Luby’s, Inc., Fuddruckers, Inc., Magic Brands, LLC, Atlantic Restaurant Ventures, Inc., R. Wes, Inc., Fuddruckers of Howard County, LLC and Fuddruckers of White Marsh, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 29, 2010).

10(r)	Amendment to Asset Purchase Agreement, dated as of July 26, 2010, by and among Luby’s Fuddruckers Restaurants, LLC, Fuddruckers, Inc., Magic Brands, LLC, Atlantic Restaurant Ventures, Inc., R. Wes, Inc., Fuddruckers of Howard County, LLC and Fuddruckers of White Marsh, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 27, 2010).

10(s)	Luby’s, Inc. Amended and Restated Nonemployee Director Phantom Stock Plan effective September 28, 2001 (filed as Exhibit 10(dd) to the Company’s Quarterly Report on Form 10-Q for the quarter ended February 13, 2002, and incorporated herein by reference).*

10(t)	Form of Indemnification Agreement entered into between Luby’s, Inc. and each member of its Board of Directors initially dated July 23, 2002 (filed as Exhibit 10(gg) to the Company’s Annual Report on Form 10-K for the fiscal year ended August 28, 2002, and incorporated herein by reference).

10(u)	Amended and Restated Affiliate Services Agreement dated July 23, 2002, by and among Luby’s, Inc., Pappas Restaurants, L.P., and Pappas Restaurants, Inc. (filed as Exhibit 10(hh) to the Company’s Annual Report on Form 10-K for the fiscal year ended August 28, 2002, and incorporated herein by reference).

10(v)	Master Sales Agreement dated July 23, 2002, by and among Luby’s, Inc., Pappas Restaurants, L.P., and Pappas Restaurants, Inc. and Procedure adopted by the Finance and Audit Committee of the Board of Directors on July 23, 2002, pursuant to Section 2.3 of the Master Sales Agreement (filed as Exhibit 10(ii) to the Company’s Annual Report on Form 10-K for the fiscal year ended August 28, 2002, and incorporated herein by reference).

10(w)	Agreement dated June 7, 2004, by and among Luby’s, Inc., Christopher J. Pappas, and Harris J. Pappas (filed as Exhibit 4(s) to the Company’s Quarterly Report on Form 10-Q for the quarter ended May 5, 2004, and incorporated herein by reference).

10(x)	Employment Agreement dated November 9, 2005, between Luby’s, Inc. and Christopher J. Pappas. (filed as Exhibit 10(y) to the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2005, and incorporated herein by reference).*

10(y)	Amendment No. 1 dated as of October 29, 2007 to Employment Agreement dated as of March 9, 2001 between Luby’s, Inc. and Christopher J. Pappas (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated October 30, 2007, and incorporated herein by reference).*

10(z)	Amendment No. 2 dated as of November 19, 2008 to Employment Agreement dated as of November 9, 2005 between Luby’s, Inc. and Christopher J. Pappas (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated November 21, 2008, and incorporated herein by reference).*

10(aa)	Amendment No. 3 dated as of November 19, 2009 to Employment Agreement dated as of November 9, 2005 and as amended on October 29, 2007 and November 19, 2008 between Luby’s, Inc. and Christopher J. Pappas (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated November 25, 2009, and incorporated herein by reference).*

10(bb)	Amendment No. 4 dated as of April 15, 2010 to Employment Agreement dated as of November 9, 2005 and as amended on October 29, 2007, November 19, 2008, and November 19, 2009 between Luby’s, Inc. and Christopher J. Pappas (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated April 20, 2010, and incorporated herein by reference).*

10(cc)	Amendment No. 5 dated as of September 2, 2010 to Employment Agreement dated as of November 9, 2005, as amended on October 29, 2007, November 19, 2008, November 19, 2009 and April 15, 2010, between Luby’s, Inc. and Christopher J. Pappas.

10(dd)	Amendment No. 6 dated as of April 20, 2011 to Employment Agreement dated as of November 9, 2005, as amended on October 29, 2007, November 19, 2008, November 19, 2009, April 15, 2010 and September 2, 2010, between Luby’s, Inc. and Christopher J. Pappas (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated April 26, 2011, and incorporated herein by reference).*

10(ee)	Employment Agreement dated November 9, 2005, between Luby’s, Inc. and Harris J. Pappas (filed as Exhibit 10(z) to the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2005, and incorporated herein by reference).*

10(ff)	Amendment No. 1 dated as of October 29, 2007 to Employment Agreement dated as of March 9, 2001 between Luby’s, Inc. and Harris J. Pappas (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K dated October 30, 2007, and incorporated herein by reference).*

10(gg)	Amendment No. 2 dated as of November 19, 2008 to Employment Agreement dated as of November 9, 2005 between Luby’s, Inc. and Harris J. Pappas (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K dated November 21, 2008, and incorporated herein by reference).*

10(hh)	Amendment No. 3 dated as of November 19, 2009 to Employment Agreement dated as of November 9, 2005 and as amended on October 29, 2007 and November 19, 2008 between Luby’s, Inc. and Harris J. Pappas (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K dated November 25, 2009, and incorporated herein by reference).*

10(ii)	Amendment No. 4 dated as of April 15, 2010 to Employment Agreement dated as of November 9, 2005 and as amended on October 29, 2007, November 19, 2008, and November 19, 2009 between Luby’s, Inc. and Harris J. Pappas (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K dated April 20, 2010, and incorporated herein by reference).*

10(jj)	Amendment No. 5 dated as of September 2, 2010 to Employment Agreement dated as of November 9, 2005, as amended on October 29, 2007, November 19, 2008, November 19, 2009 and April 15, 2010, between Luby’s, Inc. and Harris J. Pappas.

10(kk)	Form of Restricted Stock Award Agreement pursuant to the Luby’s Incentive Stock Plan (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated November 15, 2007, and incorporated herein by reference).

10(ll)	Form of Incentive Stock Option Award Agreement pursuant to the Luby’s Incentive Stock Plan (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K dated November 15, 2007, and incorporated herein by reference).

11	Statement regarding computation of Per Share Earnings.**

14(a)	Policy Guide on Standards of Conduct and Ethics applicable to all employees, as well as the board of directors (filed as Exhibit 14(a) to the Company’s Annual Report on Form 10-K for the fiscal year ended August 26, 2003, and incorporated herein by reference).

14(b)	Supplemental Standards of Conduct and Ethics for the Chief Executive Officer, Chief Financial Officer, Controller, and all senior financial officers (filed as Exhibit 14(b) to the Company’s Annual Report on Form 10-K for the fiscal year ended August 26, 2003, and incorporated herein by reference).

21	Subsidiaries of the Company.

23.1	Consent of Grant Thornton LLP.

31.1	Rule 13a-14(a)/15d-14(a) certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Rule 13a-14(a)/15d-14(a) certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Section 1350 certification of the Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Section 1350 certification of the Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99(a)	Corporate Governance Guidelines of Luby’s, Inc., as amended October 28, 2004 (filed as Exhibit 99(a) to the Company’s Annual Report on Form 10-K for the fiscal year ended August 29, 2007, and incorporated herein by reference).

*	Denotes management contract or compensatory plan or arrangement.
**	Information required to be presented in Exhibit 11 is provided in Note 17 “Earnings Per Share” of the Notes to Consolidated Financial Statements under Part II, Item 8 of this Form 10-K in accordance with the provisions of FASB Statement of Financial Accounting Standards (SFAS) No. 128, Earnings per Share.