Form 10-Q
period 2011-11-23
LUBYS INC
filed 2011-12-27
CIK 16099

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 23, 2011

or

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer		Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of December 12, 2011 there were 28,165,862 shares of the registrant’s common stock outstanding.

Luby’s, Inc.

Form 10-Q

Quarter ended November 23, 2011

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

Part I—FINANCIAL INFORMATION

Item 1. Financial Statements

Luby’s, Inc.

Consolidated Balance Sheets

(In thousands, except share data)

	November 23, 2011	August 31, 2011
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$1,864	$1,252
Trade accounts and other receivables, net	4,227	4,429
Food and supply inventories	5,898	4,191
Prepaid expenses	2,573	1,960
Assets related to discontinued operations	79	67
Deferred income taxes	2,890	2,865

Total current assets	17,531	14,764
Note receivable	136	—
Property held for sale	599	1,046
Assets related to discontinued operations	7,464	7,837
Property and equipment, net	167,499	166,963
Intangible assets, net	27,770	28,098
Goodwill	195	195
Deferred incomes taxes	7,671	7,680
Other assets	1,369	1,437

Total assets	$230,234	$228,020

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$16,960	$14,226
Liabilities related to discontinued operations	644	609
Accrued expenses and other liabilities	20,436	18,587

Total current liabilities	38,040	33,422
Credit facility debt	17,500	21,500
Liabilities related to discontinued operations	1,227	1,220
Other liabilities	8,017	6,841

Total liabilities	64,784	62,983

Commitments and Contingencies
SHAREHOLDERS’ EQUITY
Common stock, $0.32 par value; 100,000,000 shares authorized; Shares issued were 28,665,005 and 28,651,277, respectively; Shares outstanding were 28,165,005 and 28,151,277, respectively	9,173	9,168
Paid-in capital	23,976	23,772
Retained earnings	137,076	136,872
Less cost of treasury stock, 500,000 shares	(4,775)	(4,775)

Total shareholders’ equity	165,450	165,037

Total liabilities and shareholders’ equity	$230,234	$228,020

The accompanying notes are an integral part of these consolidated financial statements.

Luby’s, Inc.

Consolidated Statements of Operations (unaudited)

(In thousands except per share data)

	Quarter Ended
	November 23, 2011	November 17, 2010
	(12 weeks)	(12 weeks)
SALES:
Restaurant sales	$73,159	$70,290
Culinary contract services	4,536	3,332
Franchise revenue	1,482	1,501
Vending revenue	148	153

TOTAL SALES	79,325	75,276
COSTS AND EXPENSES:
Cost of food	20,504	20,860
Payroll and related costs	25,087	25,043
Other operating expenses	17,516	18,203
Opening costs	35	105
Cost of culinary contract services	4,106	2,985
Depreciation and amortization	4,114	4,181
General and administrative expenses	6,810	6,513
Provision for asset impairments, net	175	—
Net loss on disposition of property and equipment	9	7

Total costs and expenses	78,356	77,897

INCOME (LOSS) FROM OPERATIONS	969	(2,621)
Interest income	1	2
Interest expense	(279)	(618)
Other income, net	217	225

Income (loss) before income taxes and discontinued operations	908	(3,012)
Provision (benefit) for income taxes	325	(905)

Income (loss) from continuing operations	583	(2,107)
Loss from discontinued operations, net of income taxes	(379)	(181)

NET INCOME (LOSS)	$204	$(2,288)

Income (loss) per share from continuing operations:
Basic	$0.02	$(0.07)
Assuming dilution	0.02	(0.07)

Loss per share from discontinued operations:
Basic	$(0.01)	$(0.01)
Assuming dilution	(0.01)	(0.01)

Net income (loss) per share:
Basic	$0.01	$(0.08)
Assuming dilution	0.01	(0.08)

Weighted average shares outstanding:
Basic	28,262	28,164
Assuming dilution	28,304	28,164

The accompanying notes are an integral part of these consolidated financial statements.

Luby’s, Inc.

Consolidated Statement of Shareholders’ Equity (unaudited)

(In thousands)

	Common Stock				Paid-In Capital	Retained Earnings	Total Shareholders’ Equity
	Issued		Treasury
	Shares	Amount	Shares	Amount
BALANCE AT AUGUST 31, 2011	28,651	$9,168	(500)	$(4,775)	$23,772	$136,872	$165,037
Net income	—	—	—	—	—	204	204
Share-based compensation expense	14	5	—	—	204	—	209

BALANCE AT NOVEMBER 23, 2011	28,665	$9,173	(500)	$(4,775)	$23,976	$137,076	$165,450

The accompanying notes are an integral part of these consolidated financial statements.

Luby’s, Inc.

Consolidated Statements of Cash Flows (unaudited)

(In thousands)

	Quarter ended
	November 23, 2011	November 17, 2010
	(12 weeks)	(12 weeks)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$204	$(2,288)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Provision for asset impairments, net of gains/losses on property sales	551	(43)
Depreciation and amortization	4,114	4,197
Amortization of debt issuance cost	26	209
Non-cash compensation expense	—	57
Share-based compensation expense	209	189
Tax benefit on stock options	—	(2)
Deferred tax benefit	(17)	(1,177)

Cash provided by operating activities before changes in operating assets and liabilities	5,087	1,142
Changes in operating assets and liabilities:
Decrease (increase) in trade accounts and other receivables, net	209	(486)
Increase in food and supply inventories	(1,707)	(1,201)
Increase in prepaid expenses and other assets	(582)	(275)
Increase in accounts payable, accrued expenses and other liabilities	5,796	2,884

Net cash provided by operating activities	8,803	2,064

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from disposal of assets and property held for sale	465	1,308
Acquisition of Fuddruckers	—	(265)
Purchases of property and equipment	(4,519)	(1,404)
Increase in note receivable	(136)	—

Net cash used in investing activities	(4,190)	(361)

CASH FLOWS FROM FINANCING ACTIVITIES:
Credit facility borrowings	9,800	17,300
Credit facility repayments	(13,800)	(19,300)
Debt issuance costs	(1)	(220)
Tax benefit on stock option expense	—	2
Proceeds received on the exercise of nonemployee stock options	—	4

Net cash used in financing activities	(4,001)	(2,214)

Net increase (decrease) in cash and cash equivalents	612	(511)
Cash and cash equivalents at beginning of period	1,252	2,300

Cash and cash equivalents at end of period	$1,864	$1,789

Cash paid for:
Income taxes	$—	$—
Interest	228	503

The accompanying notes are an integral part of these consolidated financial statements.

Luby’s, Inc.

Notes to Consolidated Financial Statements (unaudited)

November 23, 2011

Note 1. Basis of Presentation

The accompanying unaudited consolidated financial statements of Luby’s, Inc. (the “Company” or “Luby’s”) have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements that are prepared for the Company’s Annual Report on Form 10-K. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the period ended November 23, 2011 are not necessarily indicative of the results that may be expected for the fiscal year ending August 29, 2012.

The consolidated balance sheet dated August 31, 2011, included in this Form 10-Q, has been derived from the audited consolidated financial statements at that date. However, this Form 10-Q does not include all of the information and footnotes required by GAAP for an annual filing of complete financial statements. Therefore, these financial statements should be read in conjunction with the audited consolidated financial statements and footnotes included in the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2011.

The results of operations, assets and liabilities for all units included in the cash flow improvement and capital redeployment plan discussed in Note 6 have been reclassified to discontinued operations in the statements of operations and balance sheets for all periods presented.

Note 2. Accounting Periods

The Company’s fiscal year ends on the last Wednesday in August. Accordingly, each fiscal year normally consists of 13 four-week periods, or accounting periods, accounting for 364 days in the aggregate. However, every fifth or sixth year, the fiscal year consists of 53 weeks, accounting for 371 days in the aggregate; fiscal year 2011 was such a year. Each of the first three quarters of each fiscal year consists of three four-week periods, while the fourth quarter normally consists of four four-week periods. However, the fourth quarter of fiscal year 2011, as a result of the additional week, consisted of three four-week periods and one five-week period, accounting for 17 weeks, or 119 days, in the aggregate. Fiscal year 2012 contains 52 weeks. Comparability between quarters may be affected by the varying lengths of the quarters, as well as the seasonality associated with the restaurant business. Seasonality factors affecting a quarter include timing of holidays, weather and school years. Interim results may not be indicative of full year results.

Note 3. Fair Value Measurements

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

Non-recurring fair value measurements related to impaired property and equipment consisted of the following:

		Fair Value Measurement Using
	Quarter Ended November 23, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Impairments
Long-lived assets related to continuing operations	$57	$—	$—	$57	$(175)
Long-lived assets related to discontinued operations	$802	$—	$—	$802	$(373)

					$(548)

		Fair Value Measurement Using			Total Impairments
	Quarter Ended November 17, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Long-lived assets related to discontinued operations	$2,510	$—	$—	$2,510	$(190)

Note 4. Income Taxes

No cash payments of estimated federal income taxes were made during the quarter ended November 23, 2011.

Deferred tax assets and liabilities are recorded based on differences between the financial reporting basis and the tax basis of assets and liabilities using currently enacted rates and laws that will be in effect when the differences are expected to reverse. Deferred tax assets are recognized to the extent future taxable income is expected to be sufficient to utilize those assets prior to their expiration. If current available information and projected future results raises doubt about the realization of the deferred tax assets, a valuation allowance is necessary. Such a valuation allowance was established in the fourth quarter ended August 26, 2009 through a charge to income tax expense which adversely affected the Company’s reported operating results. Management concluded that for the quarter ended November 17, 2010, an increase in the valuation allowance of $0.1 million was necessary. No adjustments were made to the valuation allowance for the quarter ended November 23, 2011. The valuation allowance partially offsets the Company’s deferred tax assets related to carryovers to future years of employment tax credits.

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

Note 5. Property and Equipment, Intangible Assets and Goodwill

The cost, net of impairment, and accumulated depreciation of property and equipment at November 23, 2011 and August 31, 2011, together with the related estimated useful lives used in computing depreciation and amortization, were as follows:

	November 23, 2011	August 31, 2011	Estimated Useful Lives
	(In thousands)
Land	$56,487	$56,487	—
Restaurant equipment and furnishings	108,121	105,263	3 to 15 years
Buildings	162,642	162,327	20 to 33 years
Leasehold and leasehold improvements	31,242	31,026	Lesser of lease term or estimated useful life
Office furniture and equipment	6,826	6,823	3 to 10 years
Construction in progress	1,182	336	—

	366,500	362,262
Less accumulated depreciation and amortization	(199,001)	(195,299)

Property and equipment, net	$167,499	$166,963

Intangible assets, net	$27,770	$28,098	21 years

Goodwill	$195	$195	—

Intangible assets, net consists of the Fuddruckers trade name and franchise agreements. The Company believes the Fuddruckers’ brand name has an expected accounting life of 21 years based on the expected use of its assets and the restaurant environment in which it is being used and will be amortized. The trade name represents a respected brand with positive customer loyalty and the Company intends to cultivate and protect the use of the trade name. The franchise agreements, after considering renewal periods, have an estimated accounting life of 21 years and will be amortized over this period of time. The Company has recorded $1.8 million of accumulated amortization expense as of November 23, 2011 and $1.5 million of accumulated amortization expense as of August 31, 2011.

The Company recorded an intangible asset for goodwill in the amount of $0.2 million related to the acquisition of substantially all of the assets of Fuddruckers. Goodwill is considered to have an indefinite useful life and is not amortized. Goodwill was $0.2 million as of November 23, 2011 and August 31, 2011.

Note 6. Impairment of Long-Lived Assets, Discontinued Operations and Property Held for Sale

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

The Company recognized the following impairment charges (credits) to income from operations:

	Quarter Ended
	November 23, 2011	November 17, 2010
	(12 weeks)	(12 weeks)
	(In thousands, except per share data)
Provision for asset impairments	$175	$—
Net (gain) loss on disposition of property and equipment	9	7

	$184	$7

Effect on EPS:
Basic	$0.01	$—
Assuming dilution	$0.01	$—

The impairment charge for the quarter ended November 23, 2011 is related to a culinary contract services agreement.

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

The following table sets forth the assets and liabilities for all discontinued operations:

	November 23, 2011	August 31, 2011
	(in thousands)
Trade accounts and other receivable, net	$—	$8
Prepaid expenses	79	59

Assets related to discontinued operations—current	$79	$67

Property and equipment	$7,456	$7,829
Other assets	8	8

Assets related to discontinued operations—non-current	$7,464	$7,837

Deferred income taxes	$241	$241
Accrued expenses and other liabilities	403	368

Liabilities related to discontinued operations—current	$644	$609

Other liabilities	$572	$565
Deferred income taxes	655	655

Liabilities related to discontinued operations—non-current	$1,227	$1,220

In the first quarter of fiscal year 2012, one property was impaired by a total of $0.4 million.

As of August 31, 2011, the Company had 12 properties classified as discontinued operations assets. The carrying value of the owned properties was $7.8 million. The carrying values of the ground leases were previously impaired to zero.

As of November 23, 2011, the Company had 12 properties classified as discontinued operations assets. The carrying value of the owned properties was $7.4 million. The carrying values of the ground leases were previously impaired to zero.

The Company is actively marketing these properties for lease or sale and the Company’s results of discontinued operations will be affected by the disposal of properties related to discontinued operations to the extent proceeds from the sales exceed or are less than net book value.

The following table sets forth the sales and pretax losses reported for all discontinued locations:

	Quarter Ended
	November 23, 2011	November 17, 2010
	(12 weeks)	(12 weeks)
	(In thousands, except discontinued locations)
Sales	$—	$—
Pretax loss	(594)	(322)
Income tax benefit on discontinued operations	215	141
Loss on discontinued operations	(379)	(181)
Discontinued locations closed during the period	0	0

The following table summarizes discontinued operations for the first quarters of fiscal years 2012 and 2011:

	Quarter Ended
	November 23, 2011	November 17, 2010
	(12 weeks)	(12 weeks)
	(In thousands, except per share data)
Impairments	$(373)	$(190)
Gains	6	240

Net (loss) gain	(367)	50
Other	(12)	(231)

Loss from discontinued operations	$(379)	$(181)

Effect on EPS from discontinued operations—basic	$(0.01)	$(0.01)

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

At November 23, 2011, the Company had one owned property recorded at approximately $0.6 million in property held for sale. At August 31, 2011, the Company had two owned properties and one ground lease recorded at approximately $1.0 million in property held for sale. The Company is actively marketing the location currently classified as property held for sale.

The Company sold one property held for sale during the quarter ended November 23, 2011 resulting in no gain or loss.

The Company’s results of continuing operations will be affected to the extent proceeds from sales exceed or are less than net book value.

Note 7. Commitments and Contingencies

Off-Balance Sheet Arrangements

The Company has no off-balance sheet arrangements, except for operating leases.

Pending Claims

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

Construction Activity

From time to time, the Company enters into non-cancelable contracts for the construction of its new restaurants. This construction activity exposes the Company to the risks inherent in new construction including but not limited to rising material prices, labor shortages, delays in getting required permits and inspections, adverse weather conditions, and injuries sustained by workers. The Company had no non-cancelable contracts as of November 23, 2011.

Note 8. Related Parties

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

Under the terms of the Master Sales Agreement, the Pappas entities may provide specialized (customized) equipment fabrication and basic equipment maintenance, including stainless steel stoves, shelving, rolling carts, and chef tables. The total costs under the Master Sales Agreement of custom-fabricated and refurbished equipment in the quarters ended November 23, 2011 and November 17, 2010 were $63,000 and zero, respectively. Services provided under this agreement are subject to review and approval by the Finance and Audit Committee of the Company’s Board of Directors.

Operating Leases

In the third quarter of fiscal year 2004, Messrs. Pappas became partners in a limited partnership which purchased a retail strip center in Houston, Texas. Messrs. Pappas collectively own a 50% limited partnership interest and a 50% general partnership interest in the limited partnership. A third party company manages the center. One of the Company’s restaurants has rented and occupied space in that center since July 1969. In November 2006, the Company executed a new lease agreement with respect to this restaurant along with a relocation into a new space in that center in July 2008. The new lease agreement was approved by the Finance and Audit Committee of our Board of Directors.

On November 22, 2006, the Company executed a new lease agreement in connection with the replacement of the existing restaurant with a new prototype restaurant in the retail strip center described above. The new restaurant opened in July 2008 and the new lease agreement provides for a primary term of approximately twelve years with two subsequent five-year options. The new lease also gives the landlord an option to buy out the agreement on or after the calendar year 2015 by paying the unamortized cost of the Company’s improvements. The Company is currently obligated to pay rent of $20.00 per square foot ($22.00 per square foot beginning January 2014) plus maintenance, taxes, and insurance during the primary term of the lease. Thereafter, the lease provides for increases in rent at set intervals. The Company made payments of $77,000 and $88,000 in the quarter ended November 23, 2011 and November 17, 2010, respectively. The new lease agreement was approved by the Finance and Audit Committee and full Board of Directors.

Affiliated rents paid for a Houston restaurant property lease represented 2.6% and 3.0% of total rents for continuing operations for the quarters ended November 23, 2011 and November 17, 2010, respectively.

	Quarter Ended
	November 23, 2011	November 17, 2010
	(12 weeks)	(12 weeks)
	(In thousands, except percentages)
AFFILIATED COSTS INCURRED:
General and administrative expenses—professional and other costs	$13	$17
Capital expenditures—custom-fabricated and refurbished equipment and furnishings	63	—
Other operating expenses and opening costs, including property leases	67	90

Total	$143	$107

RELATIVE TOTAL COMPANY COSTS:
General and administrative expenses	$6,810	$6,513
Capital expenditures	4,519	1,404
Other operating expenses and opening costs	17,551	18,308

Total	$28,880	$26,225

AFFILIATED COSTS INCURRED AS A PERCENTAGE OF RELATIVE TOTAL COMPANY COSTS	0.50%	0.41%

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

Note 9. Share-Based Compensation

Stock Options

The Company has an Incentive Stock Plan for officers and employees (“Employee Stock Plans”) and a Non-employee Director Stock Option Plan for non-employee directors. These plans authorize the granting of stock options, restricted stock and other types of awards consistent with the purpose of the plans. Approximately 2.9 million shares were authorized for issuance under the Company’s plans as of November 23, 2011, of which approximately 1.1 million shares were available for future issuance. Stock options granted under the Incentive Stock Plan and the Non-employee Director Stock Option Plan have an exercise price equal to the market price of the Company’s common stock at the date of grant. Option awards under the Employee Stock Plans generally vest 25% each year on the anniversary of the grant date and expire six to ten years from the grant date. Option awards under the Non-employee Director Stock Option Plan generally vest 100% on the first anniversary of the grant date and expire ten years from the grant date.

A summary of the Company’s stock option activity for the first quarter ended November 23, 2011 is presented below:

	Shares Under Fixed Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
			(Years)	(In thousands)
Outstanding at August 31, 2011	1,371,926	$7.33	3.9	$375
Granted	59,426	4.42	8.0	—
Exercised	—	—	—	—
Forfeited or Expired	(205,700)	12.90	—	—

Outstanding at November 23, 2011	1,225,652	$6.26	4.5	$313

Exercisable at November 23, 2011	721,947	$7.39	3.2	$172

Restricted Stock

The Company issues restricted stock awards of the Company’s common stock to nonemployee directors in lieu of cash payments for director fees. These restricted stock awards vest when granted, but are issued with a restriction that the stock can not be sold or transferred. The restriction is removed three years from its issuance or upon termination of the director. Restricted stock awards are valued at the average market price of the Company’s common stock at the date of grant and expense is recognized on the date of the grant. The Company issued approximately 14,000 restricted stock awards in the first quarter of fiscal year 2012.

The Company also issues restricted stock units under the Non-employee Director Stock Option plan and the Employee Stock Plan. Restricted stock units also consist of the Company’s common stock and vest after three years. All restricted stock units are cliff-vested. Restricted stock units are also valued at the average market price of the Company’s’ common stock at the date of grant. However, expense is recognized each quarter over the three year vesting period.

A summary of the Company’s activity related to restricted stock units for the first quarter ended November 23, 2011 is presented in the following table:

	Restricted Stock Units	Weighted-Average Fair Value	Weighted-Average Remaining Contractual Term
		(Per share)	(Years)
Unvested at August 31, 2011	96,822	$5.11	2.1
Granted	69,713	4.46	3.0
Vested	—	—	—
Forfeited	—	—	—

Unvested at November 23, 2011	166,535	$4.84	2.5

Note 10. Earnings Per Share

Basic net income per share is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding and unvested restricted stock for the reporting period. Diluted net income per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. For the calculation of diluted net income per share, the basic weighted average number of shares is increased by the dilutive effect of stock options determined using the treasury stock method. Stock options with exercise prices exceeding current market prices that were excluded from the computations of net income per share amounted to approximately 865,000 and 961,000 shares for the first quarter ended November 23, 2011 and November 17, 2010. Due to losses from continuing operations for the first quarter ended November 17, 2010, the denominator for earnings per share assuming dilution is equal to the denominator for basic earnings per share.

The components of basic and diluted net income per share are as follows:

	Quarter Ended
	November 23, 2011	November 17, 2010
	(12 weeks)	(12 weeks)
	(In thousands expect per share data)
Numerator:
Income (loss) from continuing operations	$583	$(2,107)
Loss from discontinued operations	(379)	(181)

Net income (loss)	$204	$(2,288)

Denominator:
Denominator for basic earnings per share—weighted-average shares	28,262	28,164
Effect of potentially dilutive securities:
Employee and non-employee stock options	42	—

Denominator for earnings per share assuming dilution	28,304	28,164

Income (loss) per share from continuing operations:
Basic	$0.02	$(0.07)
Assuming dilution	0.02	(0.07)

Loss per share from discontinued operations:
Basic	$(0.01)	$(0.01)
Assuming dilution	(0.01)	(0.01)

Net income (loss) per share:
Basic	$0.01	$(0.08)
Assuming dilution	0.01	(0.08)

Note 11. Recently Adopted Accounting Pronouncements

In July 2010, the FASB issued ASU No. 2010-20, Receivables (Topic 310), which provides guidance to enhance disclosures about the credit quality of a creditor’s financing receivables and the adequacy of its allowance for credit loses. The guidance became effective as of November 23, 2011 and its implementations had no material effect on the Company’s consolidated financial statements.

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

In December 2010, the FASB issued ASU 2010-29, Business Combinations (Topic 805): Disclosure of supplemental pro forma information for business combinations. The guidance is effective for fiscal years beginning after December 15, 2010 and we adopted ASU 2010-29 in the first quarter of fiscal year 2012 without a material impact on our consolidated financial statements.

In December 2010, the FASB issued ASU 2010-28, Intangibles – Goodwill and Other (Topic 350): When to perform step two of the goodwill impairment test for reporting units with zero or negative carrying amounts. The guidance is effective for fiscal years beginning after December 15, 2010. We adopted the guidance in the first quarter of fiscal year 2012 and the guidance did not have a material impact on our consolidated financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s discussion and analysis of financial condition and results of operations should be read in conjunction with the unaudited consolidated financial statements and footnotes for the period ended November 23, 2011 included in Item 1 of Part I of this Quarterly Report on Form 10-Q, and the audited consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended August 31, 2011.

The following presents an analysis of the results and financial condition of our continuing operations. Except where indicated otherwise, the results of discontinued operations are excluded from this discussion.

Overview

Luby’s, Inc. is a multi-branded company operating in the restaurant industry and the contract food services industry. Our primary brands include Luby’s Cafeterias, Luby’s Culinary Contract Services and Fuddruckers. Also included in our brands are Bob Luby’s Seafood, Luby’s, Etc. and Koo Koo Roo Chicken Bistro. We purchased substantially all of the assets of Fuddruckers, Inc., Magic Brands, LLC and certain of their affiliates (collectively, “Fuddruckers”) in July 2010; accordingly, the first quarter ended November 17, 2010 represents the first full fiscal quarter in which the operations of Fuddruckers branded restaurants are included in our results of operations.

As of November 23, 2011, we owned and operated 155 restaurants, which 94 comprise traditional cafeterias, 57 gourmet hamburger restaurants, three upscale fast serve chicken restaurants, and one seafood restaurant. These establishments are located in close proximity to retail centers, business developments and residential areas mostly throughout the United States.

Also as of November 23, 2011, we operated 21 culinary contract service facilities. These facilities are located within healthcare and education settings in Texas and Louisiana. These facilities provide food service options to varied populations including in-hospital-room patient meal service, retail food-court style restaurant dining, and coffee/snack kiosks.

Also as of November 23, 2011, we are a franchisor for a network of 121 Fuddruckers restaurants. The owners of these franchise units pay royalty revenue to us as a franchisor.

Accounting Periods

Our fiscal year ends on the last Wednesday in August. As such, each fiscal year normally consists of 13 four-week periods, or accounting periods, accounting for 364 days in the aggregate. Each of the first three quarters of each fiscal year consists of three four-week periods, while the fourth quarter normally consists of four four-week periods. Comparability between quarters may be affected by varying lengths of the quarters, as well as the seasonality associated with the restaurant business. The first quarter of fiscal year 2012 ended November 23, 2011 and was favorably impacted by Thanksgiving sales compared to the first quarter of fiscal year 2011 which ended November 17, 2010.

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

RESULTS OF OPERATIONS

For the First Quarter Fiscal Year 2012 versus the First Quarter Fiscal Year 2011

Sales

Total sales increased $4.0 million, or 5.4%, in the quarter ended November 23, 2011 compared to the quarter ended November 17, 2010, consisting primarily of a $2.9 million increase in restaurant sales and a $1.2 million increase in Culinary Contract Services sales. The $2.9 million increase in restaurant sales included a $1.5 million increase in sales at Luby’s Cafeteria-branded restaurants and a $1.4 million increase in sales from Fuddruckers-branded restaurants in the quarter ended

November 23, 2011. The $1.2 million increase in Culinary Contract sales resulted from operating in 21 locations in the quarter ended November 23, 2011 compared to operating in 18 locations in the quarter ended November 17, 2010. While the Fuddruckers units do not meet our current definition of same store sale, sales at stores that we acquired and have operated for over one year, increased 4.5%.

Cost of Food

Food costs decreased $0.4 million, or 1.7%, in the quarter ended November 23, 2011 compared to the quarter ended November 17, 2010 due to total food and beverage rebates of $0.6 million recognized in the quarter ended November 23, 2011 and careful food cost management and menu mix management; all partially offset by higher food commodity prices on a year-over-year basis, particularly with respect to beef and shortening and oils. As a percentage of restaurant sales, food costs decreased 1.7%, to 28.0%, in the quarter ended November 23, 2011 compared to 29.7% in the quarter ended November 17, 2010. Removing the impact of the rebate, food costs declined 0.8%, to 28.9%, in the quarter ended November 23, 2011 compared to 29.7% in the quarter ended November 17, 2010. Food costs as a percent of sales also decreased due to a higher average spend per customer as a result of modest menu price increases taken at both of our core restaurant brands prior to the quarter ended November 23, 2011 and a reduction in the frequency and breadth of discounted limited time offers at our Luby’s Cafeteria Restaurants used to generate customer traffic.

Payroll and Related Costs

Payroll and related costs remained comparable in the quarter ended November 23, 2011 compared to the quarter ended November 17, 2010. Hourly labor costs decreased as we improved productivity from further refinement of our labor scheduling processes, with particular emphasis on shift scheduling. The quarter ended November 17, 2010 was a period of increased guest traffic generated from extensive use of limited time offers. The higher guest count in the prior year quarter required deployment of more hourly crew members. Management labor costs increased in the quarter ended November 23, 2011 compared to the quarter ended November 17, 2010 as we deployed more restaurant management into our units to support sales building initiatives. As a percentage of restaurant sales, payroll and related costs decreased 1.3%, to 34.3%, in the quarter ended November 23, 2011 compared to 35.6% in the quarter ended November 17, 2010, due in part to leveraging our labor costs on a higher volume of sales.

Other Operating Expenses

Other operating expenses primarily include restaurant-related expenses for utilities, repairs and maintenance, advertising, insurance, services, supplies and occupancy costs. Other operating expenses decreased by $0.7 million, or 3.8%, in the quarter ended November 23, 2011 compared to the quarter ended November 17, 2010, primarily due to (1) a $0.2 million reduction in utility costs; (2) a $0.2 million reduction in marketing and advertising costs; and (3) a $0.3 million net reduction in occupancy, insurance, and other operating expenses. As a percentage of restaurant sales, other operating expenses decreased 2.0%, to 23.9%, in the quarter ended November 23, 2011 compared to 25.9% in the quarter ended November 17, 2010, due to the cost reductions enumerated above as well as the ability to leverage the fixed cost components of certain operating costs over an increased sales volume.

Opening Costs

Opening costs include labor, supplies, occupancy, and other costs necessary to support the restaurant through its opening period. Opening costs were $35,000 in the quarter ended November 23, 2011 compared to $105,000 in the quarter ended November 17, 2010. The quarter ended November 23, 2011 and the quarter ended November 17, 2010 included carrying costs of locations to be developed for future restaurant openings.

Cost of Culinary Contract Services

Cost of culinary contract services increased by $1.1 million in the quarter ended November 23, 2011 compared to the quarter ended November 17, 2010. Cost of culinary contract services includes the food, labor, and other direct operating expenses associated with culinary contract services. As of the quarter ended November 23, 2011, Culinary Contract Services operated 21 facilities compared to 18 as of the quarter ended November 17, 2010.

Depreciation and Amortization

Depreciation and amortization expense decreased by $67,000, or 1.6%, in the quarter ended November 23, 2011 compared to the quarter ended November 17, 2010 due to certain assets reaching the end of their depreciable lives partially offset by depreciation related to new capital expenditures.

General and Administrative Expenses

General and administrative expenses include corporate salaries and benefits-related costs, including restaurant area leaders, share-based compensation, professional fees, travel and recruiting expenses and other office expenses. General and administrative expenses increased by $0.3 million, or 4.6%, in the quarter ended November 23, 2011 compared to the quarter ended November 17, 2010. The increase was primarily due to higher salary and benefits expenses, offset by a $0.3 million settlement in our favor from a class action lawsuit related to credit card interchange fees. As a percentage of total sales, general and administrative expenses decreased to 8.6% in the quarter ended November 23, 2011 compared to 8.7% in the quarter ended November 17, 2010.

Asset Impairments

An impairment charge of $175,000 related to a culinary contract services agreement was recorded in the quarter ended November 23, 2011. There were no impairments in the quarter ended November 17, 2010.

Net Loss on Disposition of Property and Equipment

The net loss on disposition of property and equipment remained comparable in the quarter ended November 23, 2011 compared to the quarter ended November 17, 2010.

Interest Income

Interest income remained comparable in the quarter ended November 23, 2011 compared to the quarter ended November 17, 2010.

Interest Expense

Interest expense in the quarter ended November 23, 2011 decreased $0.3 million compared to the interest expense in the quarter ended November 17, 2010, due to lower outstanding debt balances resulting from the application of cash from operations and property sales to our debt balance.

Other Income, Net

Other income, net consisted primarily of the following components: net rental property income and expenses relating to property for which we are the landlord; prepaid sales tax discounts earned through our participation in state tax prepayment programs; and oil and gas royalty income. Other income, net in the quarter ended November 23, 2011 remained comparable to the quarter ended November 17, 2010.

Taxes

For the quarter ended November 23, 2011, the income taxes related to continuing operations resulted in a tax provision of $0.3 million compared to a tax benefit of $0.9 million for the quarter ended November 17, 2010. For the quarter ended November 23, 2011, there was no change to the valuation allowance related to deferred tax assets. For the quarter ended November 17, 2010, the valuation allowance was increased by $0.1 million.

Discontinued Operations

The loss from discontinued operations was $0.4 million in the quarter ended November 23, 2011 compared to a loss of $0.2 million in the quarter ended November 17, 2010. The loss for the quarter ended November 23, 2011 included (1) $0.2 million in carrying costs associated with assets that are related to discontinued operations; (2) an impairment charge of $0.4 million; partially offset by (3) a $0.2 million income tax benefit related to discontinued operations.

The loss from discontinued operations of $0.2 million in the quarter ended November 17, 2010 included (1) $0.3 million in carrying costs associated with assets related to discontinued operations; (2) an asset impairment of $0.2 million; (3) a $0.2 million gain on sales of assets related to discontinued operations; offset by (4) a net tax benefit of $0.1 million related to discontinued operations.

LIQUIDITY AND CAPITAL RESOURCES

Cash and Cash Equivalents

General. Our primary sources of short-term and long-term liquidity are cash flows from operations and our revolving credit facility. Cash flow from operations during the first quarter of fiscal year 2012 was significantly improved over cash flow from operations during the first quarter of fiscal year 2011. However, proceeds from disposal of assets and property held for sale were lower in fiscal year 2012 than fiscal year 2011. Due to the improved cash flow from operations, we increased debt repayments and our capital expenditures. We plan to continue the level of capital expenditures necessary to keep our restaurants attractive and operating efficiently.

Our cash requirements consist principally of:

•	payments to reduce our debt

•	capital expenditures for construction, restaurant renovations and upgrades and information technology and

•	working capital primarily from our Company-owned restaurants and CCS agreements

Cash from operations and proceeds from the sale of assets allowed for debt repayments. Under the current terms of our revolving credit facility, as amended through October 20, 2011, capital expenditures and the amount of borrowings are limited based on our EBITDA, as defined in the credit agreement, as amended, governing the revolving credit facility. Based upon our level of past and projected capital requirements, we expect that proceeds from the sale of assets and cash flows from operations, combined with other financing alternatives in place or available, will be sufficient to meet our capital expenditures and working capital requirements during the next twelve months.

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

Cash and cash equivalents increased $0.6 million from $1.3 million at the beginning of fiscal year 2012. This increase is due to cash provided by operating activities of $8.8 million, offset by cash used in financing activities of $4.0 million and cash used in investing activities of $4.2 million.

The following table summarizes our cash flows from operating, investing and financing activities:

	Quarter Ended
	November 23, 2011	November 17, 2010
	(12 weeks)	(12 weeks)
	(In thousands)
Total cash provided by (used in):
Operating activities	$8,803	$2,064
Investing activities	(4,190)	(361)
Financing activities	(4,001)	(2,214)

Increase (decrease) in cash and cash equivalents	$612	$(511)

Operating Activities. Cash flow from operating activities increased $6.7 million, from $2.1 million in the first quarter of fiscal year 2011 to $8.8 million in the first quarter of fiscal year 2012. For the first quarter of fiscal year 2012, net cash provided by operating activities before changes in operating assets and liabilities was $5.1 million and cash provided by changes in operating assets and liabilities was $3.7 million. For the first quarter of fiscal year 2011, cash provided by operating activities was $1.1 million and cash provided by changes in operating assets and liabilities was $0.9 million.

Cash provided by operating activities before changes in operating assets and liabilities increased $4.0 million from $1.1 million in the first quarter of fiscal year 2011 to $5.1 million in the first quarter of fiscal year 2012. The $4.0 million increase was primarily due to improved operating results from the Luby’s Cafeteria and Fuddruckers restaurants. Restaurant sales less cost of food, payroll and other related expenses and other operating expenses increased $3.9 million from the first quarter of fiscal year 2011 compared to the first quarter of fiscal year 2012.

Cash provided by changes in operating assets and liabilities is the result of the net changes in asset and liability balances during the quarter. During the first quarter of fiscal year 2012, the net change in current assets was an increase of $2.1 million, compared to an increase of $2.0 million in the first quarter of fiscal year 2011. The $0.9 million higher net change in current assets during the first quarter of fiscal year 2012 compared to the first quarter of fiscal year 2011 was due to increases in food and supply inventories and prepaid insurance and software during the first quarter of fiscal 2012. During the first quarter of fiscal year 2012, the net change in current liabilities was an increase of $5.8 million, compared to an increase of $2.9 million in the first quarter of fiscal year 2011. The $2.9 million increase in the net change in current liabilities during the first quarter of fiscal year 2012 compared to the first quarter of fiscal year 2011 was primarily due to a greater increase in accrued payroll and related costs during the first quarter of fiscal year 2012.

Investing Activities. We generally reinvest available cash flows from operations to develop new restaurants, enhance existing restaurants and to support our CCS business. Cash used by investing activities was $4.2 million in fiscal year 2012 compared to cash used in investing activities of $0.4 million in fiscal year 2011. In the first quarter of fiscal year 2011, we acquired one franchised location for $0.3 million. Proceeds from property sales were $1.3 million in fiscal year 2011 and $0.5 million in fiscal year 2012. We increased our purchases of equipment and new restaurant construction from $1.4 million in fiscal year 2011 to $4.5 million in fiscal year 2012. Our capital expenditure program includes, among other things, investments in new restaurant and CCS locations, restaurant remodeling, and information technology enhancements.

Financing Activities. Cash used in financing activities was $4.0 million during the first quarter of fiscal year 2012, primarily due to reducing the debt from $21.5 million at August 31, 2011 to $17.5 million at November 23, 2011. Cash used in financing activities was $2.2 million in the first quarter of fiscal year 2011, primarily due to reducing the debt from $41.5 million at August 25, 2010 to $39.5 million at November 17, 2010.

Status of Trade Accounts and Other Receivables, Net

We monitor the aging of our receivables, including Fuddruckers franchising-related receivables, and record provisions for uncollectability as appropriate. Credit terms of accounts receivable associated with our CCS business vary from 30 to 60 days based on contract terms.

Working Capital

We had a working capital deficit of $20.5 million as of November 23, 2011, compared to a working capital deficit of $18.7 million as of August 31, 2011. The $1.8 million increase in the deficit is primarily due to increases in accounts payable and accrued expenses and other liabilities of $4.6 million and a $0.2 million decrease in accounts receivables offset by increases in cash of $0.6 million, food and supply inventories and prepaid expenses of $2.3 million. We expect to meet our working capital requirements through cash flows from operations, sales of properties and availability under our 2009 Credit Facility.

Capital Expenditures

Capital expenditures consist of purchases of real estate for future restaurant sites, new units construction, purchases of new and replacement restaurant furniture and equipment, and ongoing remodeling programs. Capital expenditures for the quarter ended November 23, 2011 were $4.5 million, and related to maintaining our investment in existing operating units. We expect to be able to fund all capital expenditures in fiscal year 2012 using cash flows from operations and availability under our 2009 Credit Facility. We expect to spend $15 million to $20 million on capital expenditures in fiscal year 2012.

DEBT

Revolving Credit Facility

In November 2009, we entered into a revolving credit facility with Wells Fargo Bank, National Association, as Administrative Agent, and Amegy Bank, National Association, as Syndication Agent. The following description summarizes the material terms of the revolving credit facility, as subsequently amended as of January 31, 2010, July 26, 2010, September 30, 2010, October 31, 2010, August 25, 2011, and October 20, 2011 (the revolving credit facility, together with all amendments thereto, is referred to as the “2009 Credit Facility”). The 2009 Credit Facility is governed by the Credit Agreement dated as of November 9, 2009 (as amended to date, the “Credit Agreement”) among us, the lenders from time to time party thereto, Wells Fargo Bank, National Association, as Administrative Agent, and Amegy Bank, National Association, as Syndication Agent. The maturity date of the 2009 Credit Facility is September 1, 2014.

The aggregate amount of the lenders’ commitments under the 2009 Credit Facility was $50.0 million as of November 23, 2011. The 2009 Credit Facility also provides for the issuance of letters of credit in a maximum aggregate amount of $15.0 million outstanding at any one time. At November 23, 2011, $31.6 million was available under the 2009 Credit Facility.

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

We are obligated to pay to the Administrative Agent for the account of each lender a quarterly commitment fee based on the average daily unused amount of the commitment of such lender, ranging from 0.30% to 0.40% per annum depending on the Total Leverage Ratio at the most recent determination date.

The proceeds of the 2009 Credit Facility are available for our general corporate purposes and general working capital purposes.

Borrowings under the 2009 Credit Facility are subject to mandatory repayment with the proceeds of sales of certain of our real property, subject to certain exceptions.

The 2009 Credit Facility is secured by a perfected first priority lien on certain of our real property and all of the material personal property owned by us or any of our subsidiaries, other than certain excluded assets (as defined in the Credit Agreement). At November 23, 2011, the carrying value of the collateral securing the 2009 Credit Facility was $88.3 million.

The Credit Agreement contains the following covenants among others:

•

the maintenance of EBTIDA of not less than (1) $4,500,000 for the fiscal quarter ended August 25, 2010, (2) $2,500,000 for the fiscal quarter ended November 17, 2010, (3) $3,500,000 for the fiscal quarter ended February 9, 2011, (4) $7,000,000 for the fiscal quarter ended May 4, 2011 and (5) $6,500,000 for the fiscal quarter ended August 31, 2011,

•

maintenance of a ratio of (a) EBITDA for the four fiscal quarters ending on the last day of any fiscal quarter to (b) the sum of (x) interest expense (as defined in the Credit Agreement) for such four fiscal-quarter-period plus (y) the outstanding principal balance of the loans as of the last day of such fiscal quarter divided by seven (the “Debt Service Coverage Ratio), of not less than (1) 2.00 to 1.00, beginning with the end of the fourth quarter of fiscal 2011 and ending with the first quarter of fiscal 2012, (2) 2.25 to 1.00 beginning with the end of the second quarter of fiscal 2012 and ending with the first quarter of fiscal 2013, and (3) 2.50 to 1.00 beginning with the end of second quarter of fiscal 2013 and thereafter,

•

maintenance of minimum Tangible Net Worth (as defined in the Credit Amendment) at all times of not less than (1) $126.7 million as of the last day of the third fiscal quarter of fiscal 2011 and (2) increasing incrementally thereafter, as of the last day of each subsequent fiscal quarter, by an amount equal to 60% of our consolidated net income (if positive) for the fiscal quarter ending on such date,

•

maintenance of minimum net profit of $1.00 (1) for at least one of the first three fiscal quarters of our 2012 fiscal year, (2) for at least one of any two consecutive fiscal quarters beginning with the fourth fiscal quarter of our 2012 fiscal year, and (3) for any period of four consecutive fiscal quarters beginning with the four consecutive fiscal quarters ending with the fourth quarter of our 2011 fiscal year,

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

We were in compliance with the covenants contained in the Credit Agreement as of November 23, 2011.

The Credit Agreement also includes customary events of default. If a default occurs and is continuing, the lenders’ commitments under the Credit Facility may be immediately terminated and/or we may be required to repay all amounts outstanding under the Credit Facility.

As of November 23, 2011, we had $17.5 million in outstanding loans and $0.9 million committed under letters of credit, which were issued as security for the payment of insurance obligations.

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

The valuation allowance partially offsets our carryover of general business tax credits. These credits may be carried over up to twenty years in the future for possible utilization in the future. The carryover of the general business credits began in fiscal year 2006 and will begin to expire at the end of fiscal year 2026 through the end of fiscal year 2032 if not utilized by then.

Management makes judgments regarding the interpretation of tax laws that might be challenged upon an audit and cause changes to previous estimates of tax liability. We operate within multiple taxing jurisdictions and are subject to audit in these jurisdictions as well as by the Internal Revenue Service. In management’s opinion, adequate provisions for income taxes have been made for all open tax years. The potential outcomes of examinations are regularly assessed in determining the adequacy of the provision for income taxes and income tax liabilities. Management believes that adequate provisions have been made for reasonable and foreseeable outcomes related to uncertain tax matters. The Company is currently being audited by the Sate of Texas for franchise taxes for report years 2008 through 2011 based on accounting years 2007 through 2010. There are no other audits or reviews at this time.

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

For assets held for use, we estimate future cash flows using assumptions based on possible outcomes of the areas analyzed. If the undiscounted future cash flows are less than the carrying value of our location’s assets, we record an impairment based on an estimate of discounted cash flows. The estimates of future cash flows, based on reasonable and supportable assumptions and projections, require management’s subjective judgments. Assumptions and estimates used include operating results, changes in working capital, discount rate, growth rate, anticipated net proceeds from disposition of the property and if applicable, lease terms. The span of time for which future cash flows are estimated is often lengthy, increasing the sensitivity to assumptions made. The time span is longer and could be 20 to 25 years for newer properties, but only 5 to 10 years for older properties. Depending on the assumptions and estimates used, the estimated future cash flows projected in the evaluation of long-lived assets can vary within a wide range of outcomes. We consider the likelihood of possible outcomes in determining the best estimate of future cash flows. The measurement for such an impairment loss is then based on the fair value of the asset as determined by discounted cash flows. We operated 155 restaurants as of November 23, 2011 and periodically experience unanticipated changes in our assumptions and estimates. Those changes could have a significant impact on discounted cash flow models with a corresponding significant impact on the measurement of an impairment. We believe we have six locations with an aggregate net carrying value of assets held for use of $2.0 million where it is possible that an impairment charge could be taken over the next 12 months. Gains are not recognized until the assets are disposed.

We evaluate the useful lives of our intangible assets, primarily the Fuddruckers trade name and franchise agreements, to determine if they are definite or indefinite-lived. Reaching a determination or useful life requires significant judgments and assumptions regarding the future effects of obsolescence, contract term, demand, competition, other economic factors (such as the stability of the industry, legislative action that results in an uncertain or changing regulatory environment, and expected changes in distribution channels), the level of required maintenance expenditures, and the expected lives of other related groups of assets.

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

•	future operating results,

•	future capital expenditures, including expected reductions in capital expenditures, and expected sources of funds for capital expenditures,

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risk from changes in interest rates affecting our variable-rate debt. As of November 23, 2011, the total amount of debt subject to interest rate fluctuations outstanding under our 2009 Credit Facility was $17.5 million. Assuming an average debt balance of $17.5 million, a 1.0% increase in prevailing interest rates would increase our annual interest expense by $0.2 million.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of November 23, 2011. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of November 23, 2011, our disclosure controls and procedures were effective in providing reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended November 23, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II—OTHER INFORMATION

Item 1. Legal Proceedings

There have been no material changes to our legal proceedings as disclosed in “Legal Proceedings” in Item 3 of Part I of our Annual Report on Form 10-K for the fiscal year ended August 31, 2011.

Item 6. Exhibits

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

LUBY’S, INC. (Registrant)

Date: December 27, 2011	By:	/s/ Christopher J. Pappas
Christopher J. Pappas
President and Chief Executive Officer
(Principal Executive Officer)

Date: December 27, 2011	By:	/s/ K. Scott Gray
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