Form 10-Q/A
period 2011-11-23
LUBYS INC
filed 2012-01-06
CIK 16099

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

ITEM 6 EXHIBITS

SIGNATURES

EX-101 INSTANCE DOCUMENT

EX-101 SCHEMA DOCUMENT

EX-101 CALCULATION LINKBASE DOCUMENT

EX-101 LABELS LINKBASE DOCUMENT

EX-101 PRESENTATION LINKBASE DOCUMENT

EX-101 DEFINITION LINKBASE DOCUMENT

Explanatory Note

The purpose of this Amendment No. 1 to our Quarterly Report on Form 10-Q for the period ended November 23, 2011, as filed with the Securities and Exchange Commission on December 27, 2011, is to furnish Exhibit 101 to the Form 10-Q as required by rule 405 of Regulations S-T. Exhibit 101 to this report provides the following items from our Form 10-Q formatted in Extensible Business Reporting Language (XBRL); (1) the unaudited Consolidated Balance Sheets (ii) the unaudited Consolidated Statements of Income, (iii) the unaudited Consolidated Statement of Shareholders’ Equity, (iv) the unaudited Consolidated Statements of Cash Flows and (v) the notes to the unaudited consolidated financial statements, tagged as blocks of text.

Users of this data are advised that pursuant to Rule 406T of Regulations S-T these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, are deemed not filed for purposes of section 18 of the Securities and Exchange Act of 1934, and otherwise are not subject to liability under those sections. No other changes have been made to the Form 10-Q other that those described above. This Amendment No. 1 does not reflect subsequent events occurring after the original filing date of the Form 10-Q or modify or update in any way disclosures made in the Form 10-Q.

ITEM 6. EXHIBITS

(a)	Exhibits:

Exhibit Number	Description

*101	The following materials from Luby’s, Inc. Quarterly Report on Form 10-Q for the quarter ended November 23, 2011, formatted in XBRL (Extensible Business Reporting Language): (i) the unaudited Consolidated Balance Sheets, (ii) the unaudited Consolidated Statements of Income, (iii) the unaudited Consolidated Statement of Shareholders’ Equity, (iv) the unaudited Consolidated Statements of Cash Flows, and (v) the notes to the consolidated financial statements, tagged as blocks of text.

*	Furnished with this Form 10-Q/A

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LUBY’S, INC. (Registrant)

Date: January 6, 2012	By:	/s/ Christopher J. Pappas
Christopher J. Pappas
President and Chief Executive Officer
(Principal Executive Officer)

Date: January 6, 2012	By:	/s/ K. Scott Gray
K. Scott Gray
Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)