Form 10-Q
period 2012-02-15
LUBYS INC
filed 2012-03-23
CIK 16099

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 15, 2012

or

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

As of March 15, 2012 there were 28,177,203 shares of the registrant’s common stock outstanding.

Luby’s, Inc.

Form 10-Q

Quarter ended February 15, 2012

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

Part I—FINANCIAL INFORMATION

Item 1. Financial Statements

Luby’s, Inc.

Consolidated Balance Sheets

(In thousands, except share data)

	February 15, 2012	August 31, 2011
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$1,248	$1,252
Trade accounts and other receivables, net	3,865	4,429
Food and supply inventories	4,881	4,191
Prepaid expenses	2,225	1,960
Assets related to discontinued operations	54	67
Deferred income taxes	2,883	2,865

Total current assets	15,156	14,764
Note receivable	197	0
Property held for sale	596	1,046
Assets related to discontinued operations	6,526	7,837
Property and equipment, net	168,482	166,963
Intangible assets, net	27,443	28,098
Goodwill	195	195
Deferred incomes taxes	7,246	7,680
Other assets	1,642	1,437

Total assets	$227,483	$228,020

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$14,812	$14,226
Liabilities related to discontinued operations	462	608
Accrued expenses and other liabilities	16,535	18,588

Total current liabilities	31,809	33,422
Credit facility debt	19,500	21,500
Liabilities related to discontinued operations	1,256	1,220
Other liabilities	8,185	6,841

Total liabilities	60,750	62,983

Commitments and Contingencies
SHAREHOLDERS’ EQUITY
Common stock, $0.32 par value; 100,000,000 shares authorized; Shares issued were 28,677,203 and 28,651,277, respectively; Shares outstanding were 28,177,203 and 28,151,277, respectively	9,177	9,168
Paid-in capital	24,168	23,772
Retained earnings	138,163	136,872
Less cost of treasury stock, 500,000 shares	(4,775)	(4,775)

Total shareholders’ equity	166,733	165,037

Total liabilities and shareholders’ equity	$227,483	$228,020

The accompanying notes are an integral part of these consolidated financial statements.

Luby’s, Inc.

Consolidated Statements of Operations (unaudited)

(In thousands except per share data)

	Quarter Ended		Two Quarters Ended
	February 15, 2012	February 9, 2011	February 15, 2012	February 9, 2011
	(12 weeks)	(12 weeks)	(24 weeks)	(24 weeks)
SALES:
Restaurant sales	$73,434	$71,757	$146,592	$142,047
Culinary contract services	4,197	3,127	8,733	6,459
Franchise revenue	1,653	1,520	3,135	3,021
Vending revenue	131	132	278	285

TOTAL SALES	79,415	76,536	158,738	151,812
COSTS AND EXPENSES:
Cost of food	20,758	21,399	41,263	42,259
Payroll and related costs	25,400	25,190	50,487	50,234
Other operating expenses	16,147	16,835	33,660	35,038
Opening costs	42	38	77	144
Cost of culinary contract services	4,137	2,879	8,243	5,864
Depreciation and amortization	4,132	3,967	8,246	8,148
General and administrative expenses	6,737	6,491	13,547	13,004
Provision for asset impairments, net	0	84	175	84
Net loss (gain) on disposition of property and equipment	72	(35)	81	(28)

Total costs and expenses	77,425	76,848	155,779	154,747

INCOME (LOSS) FROM OPERATIONS	1,990	(312)	2,959	(2,935)
Interest income	2	1	3	4
Interest expense	(215)	(553)	(494)	(1,171)
Other income, net	190	290	407	514

Income (loss) before income taxes and discontinued operations	1,967	(574)	2,875	(3,588)
Provision (benefit) for income taxes	603	(310)	928	(1,216)

Income (loss) from continuing operations	1,364	(264)	1,947	(2,372)
Income (loss) from discontinued operations, net of income taxes	(276)	981	(656)	801

NET INCOME (LOSS)	$1,088	$717	$1,291	$(1,571)

Income (loss) per share from continuing operations:
Basic	$0.05	$(0.01)	$0.07	$(0.09)
Assuming dilution	0.05	(0.01)	0.07	(0.09)

Income (loss) per share from discontinued operations:
Basic	$(0.01)	$0.04	$(0.02)	$0.03
Assuming dilution	(0.01)	0.04	(0.02)	0.03

Net income (loss) per share:
Basic	$0.04	$0.03	$0.05	$(0.06)
Assuming dilution	0.04	0.03	0.05	(0.06)

Weighted average shares outstanding:
Basic	28,365	28,172	28,329	28,168
Assuming dilution	28,410	28,172	28,359	28,168

The accompanying notes are an integral part of these consolidated financial statements.

Luby’s, Inc.

Consolidated Statement of Shareholders’ Equity (unaudited)

(In thousands)

	Common Stock				Paid-In Capital	Retained Earnings	Total Shareholders’ Equity
	Issued		Treasury
	Shares	Amount	Shares	Amount
BALANCE AT AUGUST 31, 2011	28,651	$9,168	(500)	$(4,775)	$23,772	$136,872	$165,037
Net income	0	0	0	0	0	1,291	1,291
Share-based compensation expense	26	9	0	0	396	0	405

BALANCE AT FEBRUARY 15, 2012	28,677	$9,177	(500)	$(4,775)	$24,168	$138,163	$166,733

The accompanying notes are an integral part of these consolidated financial statements.

Luby’s, Inc.

Consolidated Statements of Cash Flows (unaudited)

(In thousands)

	Two Quarters ended
	February 15, 2012	February 9, 2011
	(24 weeks)	(24 weeks)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$1,291	$(1,571)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Provision for asset impairments, net of gains and losses on property sales	778	(1,705)
Depreciation and amortization	8,247	8,182
Amortization of debt issuance cost	52	417
Non-cash compensation expense	108	129
Share-based compensation expense	297	202
Tax benefit on stock options	0	(2)
Deferred tax expense (benefit)	415	(1,195)

Cash provided by operating activities before changes in operating assets and liabilities	11,188	4,457
Changes in operating assets and liabilities:
(Increase) decrease in trade accounts and other receivables, net	571	(293)
Increase in food and supply inventories	(690)	(551)
Increase in prepaid expenses and other assets	(503)	(521)
Decrease in accounts payable, accrued expenses and other liabilities	(441)	(3,010)

Net cash provided by operating activities	10,125	82

CASH FLOWS FROM INVESTING ACTIVITIES:
Increase in note receivable	(197)	0
Proceeds from disposal of assets and property held for sale	1,316	7,541
Acquisition of Fuddruckers assets	0	(265)
Purchases of property and equipment	(9,247)	(2,985)

Net cash (used in) provided by investing activities	(8,128)	4,291

CASH FLOWS FROM FINANCING ACTIVITIES:
Credit facility borrowings	19,200	88,100
Credit facility repayments	(21,200)	(93,600)
Debt issuance costs	(1)	(225)
Tax benefit on stock options	0	2
Proceeds received on the exercise of stock options	0	27

Net cash used in financing activities	(2,001)	(5,696)

Net decrease in cash and cash equivalents	(4)	(1,323)
Cash and cash equivalents at beginning of period	1,252	2,300

Cash and cash equivalents at end of period	$1,248	$977

Cash paid for:
Income taxes	$0	$0
Interest	423	876

The accompanying notes are an integral part of these consolidated financial statements.

Luby’s, Inc.

Notes to Consolidated Financial Statements (unaudited)

February 15, 2012

Note 1. Basis of Presentation

The accompanying unaudited consolidated financial statements of Luby’s, Inc. (the “Company” or “Luby’s”) have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements that are prepared for the Company’s Annual Report on Form 10-K. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the period ended February 15, 2012 are not necessarily indicative of the results that may be expected for the fiscal year ending August 29, 2012.

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

Non-recurring fair value measurements related to impaired property and equipment consisted of the following:

		Fair Value Measurement Using
	Two Quarters Ended February 15, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Impairments
Long-lived assets related to continuing operations	$57	$0	$0	$57	$(175)
Long-lived assets related to discontinued operations	$1,875	$0	$0	$1,875	$(510)

					$(685)

		Fair Value Measurement Using
	Two Quarters Ended February 9, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Impairments
Long-lived assets related to continuing operations	$1,900	$0	$0	$1,900	$(84)
Long-lived assets related to discontinued operations	$3,318	$0	$0	$3,318	$(383)

					$(467)

Note 4. Income Taxes

No cash payments of estimated federal income taxes were made during the two quarters ended February 15, 2012.

Deferred tax assets and liabilities are recorded based on differences between the financial reporting basis and the tax basis of assets and liabilities using currently enacted rates and laws that will be in effect when the differences are expected to reverse. Deferred tax assets are recognized to the extent future taxable income is expected to be sufficient to utilize those assets prior to their expiration. If current available information and projected future results raises doubt about the realization of the deferred tax assets, a valuation allowance is necessary. Such a valuation allowance was established in the fourth quarter ended August 26, 2009 through a charge to income tax expense which adversely affected the Company’s reported operating results. No adjustments were made to the valuation allowance for the two quarters ended February 15, 2012. The valuation allowance partially offsets the Company’s deferred tax assets related to carryovers to future years of employment tax credits.

Management believes that adequate provisions for income taxes have been reflected in the financial statements and is not aware of any significant exposure items that have not been reflected in the financial statements. Amounts considered probable of settlement within one year have been included in the accrued expenses and other liabilities in the accompanying consolidated balance sheet. The Company does not anticipate any material change in the total amount of unrecognized tax benefits to occur within the next seven four-week periods prior to the end of fiscal year 2012.

Note 5. Property and Equipment, Intangible Assets and Goodwill

The cost, net of impairment, and accumulated depreciation of property and equipment at February 15, 2012 and August 31, 2011, together with the related estimated useful lives used in computing depreciation and amortization, were as follows:

	February 15, 2012	August 31, 2011	Estimated Useful Lives
	(In thousands)
Land	$57,893	$56,487	—
Restaurant equipment and furnishings	106,926	105,263	3 to 15 years
Buildings	162,967	162,327	20 to 33 years
Leasehold and leasehold improvements	30,067	31,026	Lesser of lease term or estimated useful life
Office furniture and equipment	6,844	6,823	3 to 10 years
Construction in progress	1,316	336	—

	366,013	362,262
Less accumulated depreciation and amortization	(197,531)	(195,299)

Property and equipment, net	$168,482	$166,963

Intangible assets, net	$27,443	$28,098	21 years

Goodwill	$195	$195	—

Intangible assets, net consist of the Fuddruckers trade name and franchise agreements and will be amortized. The Company believes the Fuddruckers’ brand name has an expected useful life of 21 years based on the expected use of its assets and the restaurant environment in which it is being used. The trade name represents a respected brand with customer loyalty and the Company intends to cultivate and protect the use of the trade name. The franchise agreements, after considering renewal periods, have an estimated useful life of 21 years and will be amortized over this period of time. The Company has recorded $2.2 million of accumulated amortization expense as of February 15, 2012 and $1.5 million of accumulated amortization expense as of August 31, 2011.

The Company recorded an intangible asset for goodwill in the amount of $0.2 million related to the acquisition of substantially all of the assets of Fuddruckers. Goodwill is considered to have an indefinite useful life and is not amortized. Goodwill was $0.2 million as of February 15, 2012 and August 31, 2011.

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

For assets held for use, the Company estimates future cash flows using assumptions based on possible outcomes of the areas analyzed. If the undiscounted future cash flows are less than the carrying value of the location’s assets, the Company records an impairment loss based on an estimate of discounted cash flows. The estimates of future cash flows, based on reasonable and supportable assumptions and projections, require management’s subjective judgments. Assumptions and estimates used include operating results, changes in working capital, discount rate, growth rate, anticipated net proceeds from disposition of the property and if applicable, lease terms. The span of time for which future cash flows are estimated is often lengthy, increasing the sensitivity to assumptions made. The time span could be 20 to 25 years for newer properties, but only 5 to 10 years for older properties. Depending on the assumptions and estimates used, the estimated future cash flows projected in the evaluation of long-lived assets can vary within a wide range of outcomes. The Company considers the likelihood of possible outcomes in determining the best estimate of future cash flows. The measurement for such an impairment loss is then based on the fair value of the asset as determined by discounted cash flows.

The Company recognized the following impairment charges (credits) to income from operations:

	Two Quarters ended
	February 15, 2012	February 9, 2011
	(24 weeks)	(24 weeks)
	(In thousands, except per share data)
Provision for asset impairments	$175	$84
Net (gain) loss on disposition of property and equipment	81	(28)

	$256	$56

Effect on EPS:
Basic	$0.01	$0.01
Assuming dilution	$0.01	$0.01

The net loss for the two quarters ended February 15, 2012 includes the results of normal asset retirements. The impairment charge is related to a culinary contract services agreement.

The net gain for the two quarters ended February 9, 2011 reflects the sale of one previously closed restaurant property that was held for sale, offset by normal asset retirements. The impairment charge is related to a property that was previously for sale but is now under development.

Discontinued Operations

As a result of the first quarter fiscal year 2010 adoption of the Company’s Cash Flow Improvement and Capital Redeployment Plan (“the Plan”), the Company reclassified 23 stores to discontinued operations. The results of operations, assets and liabilities for all units included in the Plan have been reclassified to discontinued operations in the statement of operations and balance sheets for all periods presented.

The following table sets forth the assets and liabilities for all discontinued operations:

	February 15, 2012	August 31, 2011
	(in thousands)
Trade accounts and other receivable, net	$0	$8
Prepaid expenses	54	59

Assets related to discontinued operations—current	$54	$67

Property and equipment	$6,518	$7,829
Other assets	8	8

Assets related to discontinued operations—non-current	$6,526	$7,837

Deferred income taxes	$241	$241
Accrued expenses and other liabilities	221	367

Liabilities related to discontinued operations—current	$462	$608

Other liabilities	$601	$565
Deferred income taxes	655	655

Liabilities related to discontinued operations—non-current	$1,256	$1,220

As of August 31, 2011, the Company had 12 properties classified as discontinued operations assets. The carrying value of the owned properties was $7.8 million. The carrying values of the ground leases were previously impaired to zero.

In the first quarter of fiscal year 2012, one property was impaired by $0.4 million and subsequently sold.

In the second quarter of fiscal year 2012, one property was impaired by $0.1 million.

As of February 15, 2012, the Company had 11 properties classified as discontinued operations assets. The carrying value of the owned properties was $6.5 million. The carrying values of the ground leases were previously impaired to zero.

The Company is actively marketing these properties for lease or sale and the Company’s results of discontinued operations will be affected by the disposal of properties related to discontinued operations to the extent proceeds from the sales exceed or are less than net book value.

The following table sets forth the sales and pretax income (losses) reported for discontinued operations:

	Two Quarters ended
	February 15, 2012	February 9, 2011
	(24 weeks)	(24 weeks)
	(In thousands, except discontinued locations)
Sales	$0	$0
Pretax income (loss)	(921)	1,097
Income tax benefit (expense) on discontinued operations	265	(296)
Net income (loss) on discontinued operations	(656)	801
Discontinued locations closed during the period	0	0

The Company incurred no employee settlement costs in the first two quarters of fiscal years 2012 and 2011, respectively.

The following table summarizes discontinued operations for the first two quarters of fiscal years 2012 and 2011:

	Two Quarters ended
	February 15, 2012	February 9, 2011
	(24 weeks)	(24 weeks)
	(In thousands, except per share data)
Impairments	$(510)	$(383)
Gains (losses)	(12)	2,144

Net gains (losses)	(522)	1,761
Other	(134)	(960)

Discontinued operations	$(656)	$801

Effect on EPS from discontinued operations—basic	$(0.02)	$0.03

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

At February 15, 2012, the Company had one owned property recorded at approximately $0.6 million in property held for sale. At August 31, 2011, the Company had two owned properties recorded at approximately $1.0 million in property held for sale. The Company is actively marketing the location currently classified as property held for sale.

The Company sold one property held for sale during the two quarters ended February 15, 2012 resulting in no gain or loss.

The Company’s results of continuing operations will be affected to the extent proceeds from sales exceed or are less than net book value.

Note 7. Commitments and Contingencies

Off-Balance Sheet Arrangements

The Company has no off-balance sheet arrangements, except for operating leases.

Pending Claims

From time to time, the Company is subject to various private lawsuits, administrative proceedings and claims that arise in the ordinary course of its business. A number of these lawsuits, proceedings and claims may exist at any given time. These matters typically involve claims from guests, employees and others related to issues common to the restaurant industry. The Company currently believes that the final disposition of these types of lawsuits, proceedings and claims will not have a material adverse effect on the Company’s financial position, results of operations or liquidity. It is possible, however, that the Company’s future results of operations for a particular quarter or fiscal year could be impacted by changes in circumstances relating to lawsuits, proceedings or claims.

Construction Activity

From time to time, the Company enters into non-cancelable contracts for the construction of its new restaurants. This construction activity exposes the Company to the risks inherent in new construction including but not limited to rising material prices, labor shortages, delays in getting required permits and inspections, adverse weather conditions, and injuries sustained by workers. The Company had no non-cancelable contracts as of February 15, 2012.

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

Under the terms of the Master Sales Agreement, the Pappas entities may provide specialized (customized) equipment fabrication and basic equipment maintenance, including stainless steel stoves, shelving, rolling carts, and chef tables. The total costs under the Master Sales Agreement of custom-fabricated and refurbished equipment in the two quarters ended February 15, 2012 and February 9, 2011 were $63,300 and $22,700, respectively. Services provided under this agreement are subject to review and approval by the Finance and Audit Committee of the Company’s Board of Directors.

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

On November 22, 2006, the Company executed a new lease agreement in connection with the replacement and relocation of the existing restaurant with a new prototype restaurant in the retail strip center described above. The new restaurant opened in July 2008 and the new lease agreement provides for a primary term of approximately twelve years with two subsequent five-year options. The new lease also gives the landlord an option to buy out the agreement on or after the calendar year 2015 by paying the unamortized cost of the Company’s improvements. The Company is currently obligated to pay rent of $20.00 per square foot ($22.00 per square foot beginning January 2014) plus maintenance, taxes, and insurance during the primary term of the lease. Thereafter, the lease provides for increases in rent at set intervals. The new lease agreement was approved by the Finance and Audit Committee and full Board of Directors. The Company made payments of $133,000 and $175,000 in the two quarters ended February 15, 2012 and February 9, 2011, respectively.

Affiliated rents paid for this restaurant property lease represented 2.3% and 3.0% of total rents for continuing operations for the two quarters ended February 15, 2012 and February 9, 2011, respectively.

	Two Quarters Ended
	February 15, 2012	February 9, 2011
	(24 weeks)	(24 weeks)
	(In thousands, except percentages)
AFFILIATED COSTS INCURRED:
General and administrative expenses – professional and other costs	$25	$29
Capital expenditures – custom-fabricated and refurbished equipment and furnishings	63	23
Other operating expenses and opening costs, including property leases	108	149

Total	$196	$201

RELATIVE TOTAL COMPANY COSTS:
General and administrative expenses	$13,547	$13,004
Capital expenditures	9,247	2,985
Other operating expenses and opening costs	33,737	35,182

Total	$56,531	$51,171

AFFILIATED COSTS INCURRED AS A PERCENTAGE OF RELATIVE TOTAL COMPANY COSTS	0.35%	0.39%

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

On December 20, 2011, the Board of Directors of the Company approved the renewal of a consultant agreement with Ernest Pekmezaris, the Company’s former Chief Financial Officer. Under the agreement, Mr. Pekmezaris will continue to furnish to the Company advisory and consulting services related to finance and accounting matters and other related consulting services. The agreement was renewed for twelve months at the same monthly rate, expiring on January 31, 2013. Mr. Pekmezaris is also the Treasurer of Pappas Restaurants, Inc. Compensation for the services provided by Mr. Pekmezaris to Pappas Restaurants, Inc. is paid entirely by that entity.

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

Note 9. Share-Based Compensation

Stock Options

The Company has an Incentive Stock Plan for officers and employees (“Employee Stock Plans”) and a Non-employee Director Stock Option Plan for non-employee directors. These plans authorize the granting of stock options, restricted stock and other types of awards consistent with the purpose of the plans. Approximately 2.9 million shares were authorized for issuance under the Company’s plans as of February 15, 2012, of which approximately 1.2 million shares were available for future issuance. Stock options granted under the Incentive Stock Plan and the Non-employee Director Stock Option Plan have an exercise price equal to the market price of the Company’s common stock at the date of grant. Option awards under the Employee Stock Plans generally vest 25% each year on the anniversary of the grant date and expire six to ten years from the grant date. Option awards under the Non-employee Director Stock Option Plan generally vest 100% on the first anniversary of the grant date and expire ten years from the grant date.

A summary of the Company’s stock option activity for the two quarters ended February 15, 2012 is presented below:

	Shares Under Fixed Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
			(Years)	(In thousands)
Outstanding at August 31, 2011	1,371,926	$7.33	3.9	$375
Granted	59,426	4.42	9.7	—
Exercised	0	—	—	—
Forfeited or Expired	(256,128)	11.36	—	—

Outstanding at February 15, 2012	1,175,224	$6.31	4.3	$579

Exercisable at February 15, 2012	803,607	$7.17	3.4	$292

Restricted Stock

The Company issues restricted stock awards of the Company’s common stock to nonemployee directors in lieu of cash payments for director fees. These restricted stock awards vest when granted, but are issued with a restriction that the stock can not be sold or transferred. The restriction is removed three years from its issuance or upon termination of the director. Restricted stock awards are valued at the average of the high and low market price of the Company’s common stock at the date of grant and expense is recognized on the date of the grant. The Company issued approximately 26,000 restricted stock awards in the two quarters ended February 15, 2012.

The Company also issues restricted stock units under the Non-employee Director Stock Option plan and the Employee Stock Plan. Restricted stock units also consist of the Company’s common stock and vest after three years. All restricted stock units are cliff-vested. Restricted stock units are also valued at the average of the high and low market price of the Company’s common stock at the date of grant. However, expense is recognized each quarter over the three year vesting period.

A summary of the Company’s activity related to restricted stock units for the two quarters ended February 15, 2012 is presented in the following table:

	Restricted Stock Units	Weighted-Average Fair Value	Weighted-Average Remaining Contractual Term
		(Per share)	(Years)
Unvested at August 31, 2011	96,822	$5.11	2.1
Granted	69,713	4.46	2.7
Vested	0	—	—
Forfeited	(2,589)	—	—

Unvested at February 15, 2012	163,946	$4.83	2.3

Note 10. Earnings Per Share

Basic net income per share is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding and unvested restricted stock for the reporting period. Diluted net income per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. For the calculation of diluted net income per share, the basic weighted average number of shares is increased by the dilutive effect of stock options determined using the treasury stock method. Stock options with exercise prices exceeding current market prices that were excluded from the computations of net income per share amounted to approximately 765,000 shares for the two quarters ended February 15, 2012. Due to losses from continuing operations for the first quarter and two quarters ended February 9, 2011, the denominator for earnings per share assuming dilution is equal to the denominator for basic earnings per share.

The components of basic and diluted net income per share are as follows:

	Quarter Ended		Two Quarters Ended
	February 15, 2012	February 9, 2011	February 15, 2012	February 9, 2011
	(12 weeks)	(12 weeks)	(24 weeks)	(24 weeks)
	(In thousands except share data)
Numerator:
Income (loss) from continuing operations	$1,364	$(264)	$1,947	$(2,372)
Loss from discontinued operations	(276)	981	(656)	801

Net income (loss)	$1,088	$717	$1,291	$(1,571)

Denominator:
Denominator for basic earnings per share – weighted-average shares	28,365	28,172	28,329	28,168
Effect of potentially dilutive securities:
Employee and non-employee stock options	45	0	30	0

Denominator for earnings per share assuming dilution	28,410	28,172	28,359	28,168

Income (loss) per share from continuing operations:
Basic	$0.05	$(0.01)	$0.07	$(0.09)
Assuming dilution	$0.05	$(0.01)	$0.07	$(0.09)

Loss per share from discontinued operations:
Basic	$(0.01)	$0.04	$(0.02)	$0.03
Assuming dilution	$(0.01)	$0.04	$(0.02)	$0.03

Net income (loss) per share:
Basic	$0.04	$0.03	$0.05	$(0.06)
Assuming dilution	$0.04	$0.03	$0.05	$(0.06)

Note 11. Recently Adopted Accounting Pronouncements

In July 2010, the FASB issued ASU No. 2010-20, Receivables (Topic 310), which provides guidance to enhance disclosures about the credit quality of a creditor’s financing receivables and the adequacy of its allowance for credit loses. The guidance became effective as of November 23, 2011 and its implementation had no material effect on the Company’s consolidated financial statements.

In December 2010, the FASB issued ASU 2010-29, Business Combinations (Topic 805): Disclosure of supplemental pro forma information for business combinations. The guidance is effective for fiscal years beginning after December 15, 2010 and the Company adopted ASU 2010-29 in the first quarter of fiscal year 2012 without a material impact on our consolidated financial statements.

In December 2010, the FASB issued ASU 2010-28, Intangibles – Goodwill and Other (Topic 350): When to perform step two of the goodwill impairment test for reporting units with zero or negative carrying amounts. The guidance is effective for fiscal years beginning after December 15, 2010. The Company adopted the guidance in the first quarter of fiscal year 2012 and the guidance did not have a material impact on our consolidated financial statements.

In September 2011, the FASB issued ASU 2011-08, Intangibles—Goodwill and Other (Topic 350), simplifies how entities test goodwill for impairment and permits an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. The guidance is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. However, the Company early adopted the guidance for fiscal year 2011 and implementation did not have a material impact on its consolidated financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s discussion and analysis of financial condition and results of operations should be read in conjunction with the unaudited consolidated financial statements and footnotes for the period ended February 15, 2012 included in Item 1 of Part I of this Quarterly Report on Form 10-Q, and the audited consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended August 31, 2011.

The following presents an analysis of the results and financial condition of our continuing operations. Except where indicated otherwise, the results of discontinued operations are excluded from this discussion.

Overview

Luby’s, Inc. is a multi-branded company operating in the restaurant industry and the contract food services industry. Our primary brands include Luby’s Cafeterias, Luby’s Culinary Contract Services and Fuddruckers. Also included in our brands are Bob Luby’s Seafood, Luby’s, Etc. and Koo Koo Roo Chicken Bistro. We purchased substantially all of the assets of Fuddruckers, Inc., Magic Brands, LLC and certain of their affiliates (collectively, “Fuddruckers”) in July 2010; accordingly, the quarter ended November 17, 2010 was the first full fiscal quarter in which the operations of Fuddruckers branded restaurants were included in our results of operations.

As of February 15, 2012, we owned and operated 153 restaurants, including 92 traditional cafeterias, 57 gourmet hamburger restaurants, 3 upscale fast serve chicken restaurants, and 1 seafood restaurant. These establishments are located in close proximity to retail centers, business developments and residential areas mostly throughout the United States.

Also as of February 15, 2012, we operated 19 culinary contract service facilities. These facilities are located within healthcare and education settings in Texas and Louisiana. These facilities provide food service options to varied populations including in-hospital-room patient meal service, retail food-court style restaurant dining, and coffee/snack kiosks.

Also as of February 15, 2012, we are a franchisor for a network of 122 Fuddruckers restaurants. The owners of these franchise units pay royalty revenue to us as a franchisor.

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

Same-Store Sales

The restaurant business is highly competitive with respect to food quality, concept, location, price, and service, all of which may have an effect on same-store sales. Our same-store sales calculation measures the relative performance of a certain group of restaurants. To qualify for inclusion in this group, a store must have been in operation for 18 consecutive accounting periods. Our Fuddruckers units will be included in this measurement beginning with our fiscal third quarter of 2012. Stores that close on a permanent basis are removed from the group in the fiscal quarter when operations cease at the restaurant, but remain in the same-store group for previously reported fiscal quarters. Although management believes this approach leads to more effective year-over-year comparisons, neither the time frame nor the exact practice may be similar to those used by other restaurant companies.

RESULTS OF OPERATIONS

For the Second Quarter and Year-to-Date Fiscal Year 2012 versus the Second Quarter and Year-to-Date Fiscal Year 2011

Total sales increased $2.9 million, or 3.8%, in the quarter ended February 15, 2012 compared to the quarter ended February 9, 2011, consisting primarily of a $1.7 million increase in restaurant sales and a $1.1 million increase in culinary contract services sales. The $1.7 million increase in restaurant sales included a $0.3 million increase in sales at Luby’s Cafeteria-branded restaurants and a $1.3 million increase in sales from Fuddruckers-branded restaurants in the quarter ended February 15, 2012. The $1.1 million increase in culinary contract services sales resulted primarily from larger sales volume facilities replacing smaller facilities where contracts ended as well as growth in sales volume at facilities that have been in operation for more than one year. While the Fuddruckers units do not meet our current definition of same-stores, total sales at stores that we acquired and have operated for over one year increased 6.8%.

Total sales increased approximately $6.9 million, or 4.6%, in the two quarters ended February 15, 2012 compared to the two quarters ended February 9, 2011, consisting of a $4.5 million increase in restaurant sales, $0.1 million in Fuddruckers franchise revenue, and a $2.3 million increase in culinary contract services sales. The $4.5 million increase in restaurant sales included a $1.9 million increase in sales at Luby’s Cafeteria-branded restaurants and $2.7 million increase in sales from Fuddruckers-branded restaurants in the two quarters ended February 9, 2011. On a same-store basis, restaurant sales at the Luby’s Cafeteria restaurants increased 2.8% during the two quarters ended February 15, 2012 compared to the two quarters ended February 9, 2011. The improved same-store sales was primarily due to improving economic conditions and our focus on local restaurant marketing efforts and limited time offers used to generate customer traffic at the Luby’s Cafeteria restaurant units.

Cost of Food

Food costs decreased $1.0 million, or 3.0%, in the quarter ended February 15, 2012 compared to the quarter ended February 9, 2011, due primarily to careful food cost management and menu mix management, partially offset by higher food commodity prices on a year-over-year basis, particularly with respect to beef and shortening and oils. As a percentage of restaurant sales, food costs decreased 1.5%, to 28.3%, in the quarter ended February 15, 2012 compared to 29.8% in the quarter ended February 9, 2011. Food costs as a percentage of sales also decreased due to a higher average spend per customer as a result of modest menu price increases taken at both of our core restaurant brands prior to the quarter ended February 15, 2012 and a reduction in the frequency and breadth of discounted limited time offers at our Luby’s Cafeteria restaurants used to generate customer traffic.

Food costs decreased approximately $1.0 million, or 2.4%, in the two quarters ended February 15, 2012 compared to the two quarters ended February 9, 2011. As a percentage of restaurant sales, food costs decreased 1.6%, to 28.1% in the two quarters ended February 15, 2012 compared to 29.7% in the two quarters ended February 9, 2011, primarily due to a higher average spend per customer as a result of modest menu price increases taken at both of our core restaurant brands prior to the quarter ended February 15, 2012 and a reduction in the frequency and breadth of discounted limited time offers at our Luby’s Cafeteria restaurants used to generate customer traffic.

Payroll and Related Costs

Payroll and related costs increased $0.2 million in the quarter ended February 15, 2012 compared to the quarter ended February 9, 2011. Hourly labor costs decreased as we improved productivity from further refinement of our labor scheduling processes, with particular emphasis on shift scheduling. The quarter ended February 9, 2011 was a period of increased guest traffic generated from extensive use of limited time offers. The higher guest traffic in the prior year required deployment of more hourly crew members. Management labor costs increased in the quarter ended February 15, 2012 compared to the quarter ended February 9, 2011 as we deployed more restaurant management personnel into our units to support sales building initiatives. As a percentage of restaurant sales, payroll and related costs decreased 0.5%, to 34.6%, in the quarter ended February 15, 2012 compared to 35.1% in the quarter ended February 9, 2011, due in part to leveraging our labor costs on a higher volume of sales.

Payroll and related costs increased approximately $0.3 million in the two quarters ended February 15, 2012 compared to the two quarters ended February 9, 2011, due to higher management labor costs partially offset by lower hourly labor costs. Management labor costs increased as we deployed more restaurant management personnel into our units at a higher average salary in our efforts to support sales building initiatives. Hourly labor costs decreased as we improved productivity from further refinement of our labor scheduling processes, with particular emphasis on shift scheduling. The two quarters ended February 9, 2011 were also a period of increased guest traffic generated from extensive use of limited time offers. The higher guest traffic in the prior year quarters required deployment of more hourly crew members. As a percentage of restaurant sales, these costs decreased 0.9%, to 34.4%, in the two quarters ended February 15, 2012 compared to 35.3% in the two quarters ended February 9, 2011, due in part to leveraging our labor costs on a higher volume of sales.

Other Operating Expenses

Other operating expenses primarily include restaurant-related expenses for utilities, repairs and maintenance, advertising, insurance, services, supplies and occupancy costs. Other operating expenses decreased by $0.7 million, or 4.1%, for the quarter ended February 15, 2012 compared to the quarter ended February 9, 2011, primarily due to (1) a $0.4 million reduction in repairs and maintenance expenses; (2) a $0.2 million reduction in utility costs; and (3) a $0.2 million reduction in insurance costs; offset by (4) a $0.1 million net increase in restaurant supplies and services, marketing and advertising, occupancy costs and other operating costs. As a percentage of restaurant sales, other operating expenses decreased 1.5%, to 22.0%, in the quarter ended February 15, 2012 compared to 23.5% in the quarter ended February 9, 2011, due to the cost reductions enumerated above as well as the ability to leverage the fixed cost components of certain operating costs over an increased sales volume.

Other operating expenses decreased by approximately $1.4 million, or 3.9%, in the two quarters ended February 15, 2012 compared to the two quarters ended February 9, 2011, primarily due to a reduction in all cost categories: (1) utilities cost decreased approximately $0.4 million on lower usage and electric utility rates; (2) repairs and maintenance costs decreased approximately $0.3 million in part due to some post-Fuddruckers acquisition costs in the prior year not recurring in the current year; (3) insurance cost decreased approximately $0.3 million; and (4) marketing and advertising costs, restaurant supplies and services, and occupancy costs decreased approximately $0.4 million in the aggregate.

Opening Costs

Opening costs include labor, supplies, occupancy, and other costs necessary to support the restaurant through its opening period. Opening costs were $42 thousand in the quarter ended February 15, 2012 compared to $38 thousand in the quarter ended February 9, 2011. The quarter ended February 15, 2012 and the quarter ended February 9, 2011 included carrying costs of locations to be developed for future restaurant openings.

Opening costs were approximately $77 thousand in the two quarters ended February 15, 2012 compared to approximately $144 thousand in the two quarters ended February 9, 2011. Opening costs in the two quarters ended February 15, 2012 and the two quarters ended February 9, 2011 included the carrying costs of locations to be developed for future restaurant openings. The two quarters ended February 9, 2011 also included the opening costs for one Company-operated unit that was previously operated as a franchisee unit, and the support costs associated with franchisees opening two units.

Cost of Culinary Contract Services

During the quarter ended February 15, 2012, culinary contract services operated 19 facilities, the same as during the quarter ended February 9, 2011. Cost of culinary contract services includes the food, labor, and other direct operating expenses associated with generating culinary contract services revenue. Cost of culinary contract services increased $1.3 million in the quarter ended February 15, 2012 and $2.4 million in the two quarters ended February 9, 2011. The increases reflect the higher costs associated with operating at some larger volume facilities, and the growth in volume at certain facilities that have been operating for the whole year. Also included in the cost of culinary contract services is a provision for possible uncollectible amounts at one facility.

Depreciation and Amortization

Depreciation and amortization expense increased $0.2 million to $4.1 million in the quarter ended February 15, 2012 compared to the quarter ended February 9, 2011 as new assets were placed in service from remodel activity and from shortening the depreciable life of assets in a few leased units.

Depreciation and amortization expense increased by approximately $0.1 million, or 1.2%, in the two quarters ended February 15, 2012 compared to the two quarters ended February 9, 2011 due to remodel activity and from shortening the depreciable life of assets in a few leased units, offset by certain assets reaching the end of their depreciable lives.

General and Administrative Expenses

General and administrative expenses include corporate salaries and benefits-related costs, including restaurant area leaders, share-based compensation, professional fees, travel and recruiting expenses and other office expenses. General and administrative expenses increased by $0.2 million, or 3.8%, in the quarter ended February 15, 2012 compared to the quarter ended February 9, 2011. The increase was primarily due to higher salary and benefits expenses. As a percentage of total sales, general and administrative expenses was 8.5% in the quarter ended February 15, 2012 and in the quarter ended February 9, 2011.

General and administrative expenses increased by approximately $0.5 million, or 4.2%, in the two quarters ended February 15, 2012 compared to the two quarters ended February 9, 2011. The increase was primarily due to higher salary and benefits expense. As a percentage of total sales, general and administrative expenses was 8.5% in the two quarters ended February 15, 2012 and 8.6% in the two quarters ended February 9, 2011.

Asset Impairments

An impairment charge of $175 thousand for the two quarters ended February 15, 2012 was related to one culinary contract services location.

An impairment charge of $84 thousand in the quarter ended February 9, 2011 related to a reduction to net realizable value for one property previously classified as property held for sale that is now under development.

Net Loss on Disposition of Property and Equipment

The net loss on disposition of property and equipment in the quarter ended February 15, 2012 of $72 thousand reflects normal asset retirement activity and loss on disposal of equipment of two closed units.

The net loss on disposition of property and equipment was approximately $81 thousand in the two quarters ended February 15, 2012 and reflects normal asset retirement activity and loss on disposal of equipment of two closed units.

The net gain on dispositions of property and equipment for the two quarters ended February 9, 2011 of approximately $28 thousand included normal asset retirement activity and a gain of $35 thousand on a property sold in the first quarter of fiscal year 2011.

Interest Income

Interest income was comparable in the quarter ended February 15, 2012 and the quarter ended February 9, 2011.

Interest income was comparable in the two quarters ended February 15, 2012 and the two quarters ended February 9, 2011, primarily related to lower cash and cash equivalents.

Interest Expense

Interest expense in the quarter ended February 15, 2012 decreased $0.3 million compared to the interest expense in the quarter ended February 9, 2011, due to lower outstanding debt balances resulting from the application of cash from operations and property sales to our debt balance.

Interest expense in the two quarters ended February 15, 2012 decreased approximately $0.7 million compared to the two quarters ended February 9, 2011, due to lower outstanding debt balances resulting from the application of cash from operations and property sales to our debt balance.

Other Income, Net

Other income, net consists primarily of the following components: net rental property income and expenses relating to property for which we are the landlord; prepaid sales tax discounts earned through our participation in state tax prepayment programs; and oil and gas royalty income. Other income, net decreased $0.1 million in the quarter ended February 15, 2012 compared to the quarter ended February 9, 2011.

Other income, net decreased $0.1 million in the two quarters ended February 15, 2012 compared to the two quarters ended February 9, 2011.

Taxes

For the quarter ended February 15, 2012, the income taxes related to continuing operations resulted in a tax provision of $0.6 million compared to a tax benefit of $0.3 million for the quarter ended February 9, 2011. For the quarter ended February 15, 2012, there was no change to the valuation allowance related to deferred tax assets. For the quarter ended February 9, 2011, there was no change to the valuation allowance.

For the two quarters ended February 15, 2012, the income taxes related to continuing operations resulted in a net tax provision of $0.9 million compared to a net tax benefit of $1.2 million for the two quarters ended February 9, 2011. For the two quarters ended February 15, 2012, there was no change to the valuation allowance related to deferred tax assets. For the two quarters ended February 9, 2011, there was no change to the valuation allowance related to deferred tax assets.

Discontinued Operations

The loss from discontinued operations was $0.3 million in the quarter ended February 15, 2012 compared to income of $1.0 million in the quarter ended February 9, 2011. The loss for the quarter ended February 15, 2012 included (1) $0.2 million in carrying costs associated with assets that are related to discontinued operations and (2) an impairment charge of $0.1 million.

The income in the quarter ended February 9, 2011 included $1.9 million in gains on sales of assets that were classified as discontinued operations assets, offset by (1) $0.3 million in carrying costs associated with assets that are classified as discontinued operations assets; (2) a $0.2 million impairment charge for assets that are classified as discontinued operations assets; and (3) a net $0.4 million income tax provision related to discontinued operations.

The loss from discontinued operations was $0.7 million in the two quarters ended February 15, 2012 compared to income of $0.8 million in the two quarters ended February 9, 2011. The loss for the two quarters ended February 15, 2012 included (1) $0.4 million in carrying costs associated with assets that are classified as discontinued operations assets; (2) a $0.5 million impairment charge for assets that are classified as discontinued operations assets; and (3) a net $0.2 million income tax benefit related to discontinued operations.

The income of $0.8 million in the two quarters ended February 9, 2011 included $2.1 million in gains on sales of assets classified as discontinued operations assets, offset by (1) $0.6 million in carrying costs associated with assets that are classified as discontinued operations assets; (2) a $0.4 million impairment charge for assets that are classified as discontinued operations assets; and (3) a net $0.3 million income tax provision related to discontinued operations.

LIQUIDITY AND CAPITAL RESOURCES

Cash and Cash Equivalents

General. Our primary sources of short-term and long-term liquidity are cash flows from operations and our revolving credit facility. Cash flow from operations during the first two quarters of fiscal year 2012 was significantly improved over cash flow from operations during the first two quarters of fiscal year 2011. Due to the improved cash flow from operations, we increased our capital expenditures. Net cash provided by operating activities was $10.1 million for the two quarters ended February 15, 2012 compared to $0.1 million for the two quarters ended February 9, 2011. We plan to continue the level of capital and repair and maintenance expenditures necessary to keep our restaurants attractive and operating efficiently.

Our cash requirements consist principally of:

•	payments to reduce our debt

•	capital expenditures for construction, restaurant renovations and upgrades and information technology and

•	working capital primarily from our Company-owned restaurants and culinary contract services agreements.

Cash from operations and proceeds from the sale of assets allowed for debt repayments and capital expenditures during the two quarters ended February 15, 2012. Under the current terms of our revolving credit facility, as amended through October 20, 2011, capital expenditures and the amount of borrowings are limited based on our EBITDA, as defined in the credit agreement, as amended, governing the revolving credit facility. Based upon our level of past and projected capital requirements, we expect that proceeds from the sale of assets and cash flows from operations, combined with other financing alternatives in place or available, will be sufficient to meet our capital expenditures and working capital requirements during the next twelve months.

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

Cash provided by operating activities of $10.1 million was offset by cash used in financing activities of $8.1 million and cash used in investing activities of $2.0 million during the two quarters ended February 15, 2012.

The following table summarizes our cash flows from operating, investing and financing activities:

	Two Quarters ended
	February 15, 2012	February 9, 2011
	(24 weeks)	(24 weeks)
	(In thousands)
Total cash provided by (used in):
Operating activities	$10,125	$82
Investing activities	(8,128)	4,291
Financing activities	(2,001)	(5,696)

Decrease in cash and cash equivalents	$(4)	$(1,323)

Operating Activities. In the two quarters ended February 15, 2012, cash provided by operating activities was $10.1 million compared to $0.1 million for the two quarters ended February 9, 2011, an increase of $10.0 million. Cash provided by operating activities before changes in operating assets and liabilities was $11.2 million for the two quarters ended February 15, 2012 compared to $4.5 million for the two quarters ended February 9, 2011, an increase of $6.7 million. The $6.7 million increase was primarily due to improved operating results from the Luby’s Cafeteria and Fuddruckers restaurants.

Changes in operating assets and liabilities was a net use of $1.0 million in cash for the two quarters ended February 15, 2012 compared to a net use of cash of $4.3 million for the two quarters ended February 9, 2011, a $3.3 million decrease. Cash provided by changes in operating assets and liabilities is the result of the net changes in asset and liability balances during the quarters. The $3.3 million decrease in the use of cash during the two quarters ended February 15, 2012 compared to the two quarters ended February 9, 2011 was primarily due to the timing of accruals and payments of payroll, property and sales taxes ($0.5 million, $2.5 million and $0.3 million, respectively) between the first two quarters of fiscal years 2012 and 2011.

Investing Activities. We generally reinvest available cash flows from operations to develop new restaurants, enhance existing restaurants and support our culinary contract services business. Cash used by investing activities was $8.1 million in the two quarters ended February 15, 2012 compared to cash provided by investing activities of $4.3 million in the two quarters ended February 9, 2011. In the first quarter of fiscal year 2011, we acquired one franchised location for $0.3 million. Proceeds from property sales were $7.5 million in the two quarters ended February 9, 2011 and $1.3 million in the two quarters ended February 15, 2012. We increased our purchases of equipment and new restaurant construction from $3.0 million in the two quarters ended February 9, 2011 to $9.2 million in the two quarters ended February 15, 2012. Our capital expenditure program includes, among other things, investments in new restaurant and culinary contract services locations, restaurant remodeling, and information technology enhancements.

Financing Activities. Cash used in financing activities was $2.0 million during the two quarters ended February 15, 2012, primarily due to reducing our debt from $21.5 million at August 31, 2011 to $19.5 million at February 15, 2012. Cash used in financing activities was $5.7 million in the two quarters ended February 9, 2011, primarily due to reducing our debt from $41.5 million at August 25, 2010 to $36.0 million at February 9, 2011.

Status of Trade Accounts and Other Receivables, Net

We monitor the aging of our receivables, including Fuddruckers franchising-related receivables, and record provisions for uncollectability as appropriate. Credit terms of accounts receivable associated with our culinary contract services business vary from 30 to 60 days based on contract terms.

Working Capital

We had a working capital deficit of $16.7 million as of February 15, 2012, compared to a working capital deficit of $18.7 million as of August 31, 2011. The $2.0 million decrease in the deficit was due to a $0.4 million increase in current assets and a $1.6 million decrease in current liabilities.

The $0.4 million increase in current assets was due to an increase in inventories of $0.7 million and prepaid expenses of $0.3 million, offset by a $0.6 million decrease in accounts receivables.

The $1.6 million decrease in current liabilities was due to a $2.1 million decrease in accrued expenses which include payroll related expenses and taxes other than income, offset by a $0.6 million increase in accounts payable.

Capital Expenditures

Capital expenditures consist of purchases of real estate for future restaurant sites, new unit construction, purchases of new and replacement restaurant furniture and equipment, and ongoing remodeling programs. Capital expenditures for the two quarters ended February 15, 2012 were $9.2 million, and related to maintaining our investment in existing operating units. We expect to be able to fund all capital expenditures in fiscal year 2012 using cash flows from operations and availability under our revolving credit facility. We expect to spend $15 million to $20 million on capital expenditures in fiscal year 2012.

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

The aggregate amount of the lenders’ commitments under the 2009 Credit Facility was $50.0 million as of February 15, 2012. The 2009 Credit Facility also provides for the issuance of letters of credit in a maximum aggregate amount of $15.0 million outstanding at any one time. At February 15, 2012, $29.6 million was available under the 2009 Credit Facility.

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

We are obligated to pay to the Administrative Agent for the account of each lender a quarterly commitment fee based on the average daily unused amount of the commitment of such lender, ranging from 0.30% to 0.40% per annum depending on our Total Leverage Ratio (as defined in the Credit Agreement) at the most recent determination date.

The proceeds of the 2009 Credit Facility are available for our general corporate purposes and general working capital purposes.

Borrowings under the 2009 Credit Facility are subject to mandatory repayment with the proceeds of sales of certain of our real property, subject to certain exceptions.

The 2009 Credit Facility is secured by a perfected first priority lien on certain of our real property and all of the material personal property owned by us or any of our subsidiaries, other than certain excluded assets (as defined in the Credit Agreement). At February 15, 2012, the carrying value of the collateral securing the 2009 Credit Facility was $87.3 million.

The Credit Agreement contains the following covenants, among others:

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

•

limiting Capital Expenditures (as defined in the Credit Agreement) to $10.0 million for the fiscal year ended August 25, 2010, to $15.0 million for the fiscal year ended August 31, 2011, and for any subsequent fiscal year, to the sum of (1) the lesser of (a) $38.0 million or (b) an amount equal to 130% of EBITDA for the immediately preceding fiscal year plus (2) any unused availability for capital expenditures from the immediately preceding fiscal year, and

•	restrictions on certain acquisitions of all or a substantial portion of the assets, property and/or equity interests of any person.

We were in compliance with the covenants contained in the Credit Agreement as of February 15, 2012.

The Credit Agreement also includes customary events of default. If a default occurs and is continuing, the lenders’ commitments under the Credit Facility may be immediately terminated and/or we may be required to repay all amounts outstanding under the Credit Facility.

As of February 15, 2012, we had $19.5 million in outstanding loans and $0.9 million committed under letters of credit, which were issued as security for the payment of insurance obligations.

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

Management makes judgments regarding the interpretation of tax laws that might be challenged upon an audit and cause changes to previous estimates of tax liability. We operate within multiple taxing jurisdictions and are subject to audit in these jurisdictions as well as by the Internal Revenue Service. In management’s opinion, adequate provisions for income taxes have been made for all open tax years. The potential outcomes of examinations are regularly assessed in determining the adequacy of the provision for income taxes and income tax liabilities. Management believes that adequate provisions have been made for reasonable and foreseeable outcomes related to uncertain tax matters. The Company is currently being audited by the State of Texas for franchise taxes and the State of Louisiana for income taxes and franchise taxes for report years 2008 through 2011 based on accounting years 2007 through 2010. There are no other audits or reviews at this time.

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

For assets held for use, we estimate future cash flows using assumptions based on possible outcomes of the areas analyzed. If the undiscounted future cash flows are less than the carrying value of our location’s assets, we record an impairment based on an estimate of discounted cash flows. The estimates of future cash flows, based on reasonable and supportable assumptions and projections, require management’s subjective judgments. Assumptions and estimates used include operating results, changes in working capital, discount rate, growth rate, anticipated net proceeds from disposition of the property and if applicable, lease terms. The span of time for which future cash flows are estimated is often lengthy, increasing the sensitivity to assumptions made. The time span is longer and could be 20 to 25 years for newer properties, but only 5 to 10 years for older properties. Depending on the assumptions and estimates used, the estimated future cash flows projected in the evaluation of long-lived assets can vary within a wide range of outcomes. We consider the likelihood of possible outcomes in determining the best estimate of future cash flows. The measurement for such an impairment loss is then based on the fair value of the asset as determined by discounted cash flows. We operated 154 restaurants as of February 15, 2012 and periodically experience unanticipated changes in our assumptions and estimates. Those changes could have a significant impact on discounted cash flow models with a corresponding significant impact on the measurement of an impairment. We believe we have four locations with an aggregate net carrying value of assets held for use of $2.9 million where it is possible that an impairment charge could be taken over the next 12 months.

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

NEW ACCOUNTING PRONOUNCEMENTS

In May 2011, the FASB issued ASU No. 2011-04, Fair Value Measurement (Topic 820), which amends the fair value measurement and disclosure requirements. The amendment is effective during interim and annual reporting periods beginning after December 15, 2011. We are currently evaluating the impact on our consolidated financial statements.

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

•

future debt, including liquidity and the sources and availability of funds related to debt, and expected repayment of debt, as well as our ability to refinance the existing credit facility or enter into a new credit facility on a timely basis,

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

In some cases, investors can identify these statements by forward-looking words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “outlook,” “may” “should,” “will,” and “would” or similar words. Forward-looking statements are based on certain assumptions and analyses made by management in light of their experience and perception of historical trends, current conditions, expected future developments and other factors we believe are relevant. Although management believes that our assumptions are reasonable based on information currently available, those assumptions are subject to significant risks and uncertainties, many of which are outside of our control. The following factors, as well as the factors set forth in Item 1A of our Annual Report on Form 10-K for the fiscal year ended August 31, 2011 and any other cautionary language in this Form 10-Q, provide examples of risks, uncertainties, and events that may cause our financial and operational results to differ materially from the expectations described in our forward-looking statements:

•	general business and economic conditions,

•	the impact of competition,

•	our operating initiatives, changes in promotional, couponing and advertising strategies and the success of management’s business plans,

•	fluctuations in the costs of commodities, including beef, poultry, seafood, dairy, cheese, oils and produce,

•	ability to raise menu prices and customer acceptance of changes in menu items,

•	increases in utility costs, including the costs of natural gas and other energy supplies,

•	changes in the availability and cost of labor, including the ability to attract qualified managers and team members,

•	the seasonality of the business,

•	collectability of accounts receivable,

•	changes in governmental regulations, including changes in minimum wages and health care benefit regulation,

•	the effects of inflation and changes in our customers’ disposable income, spending trends and habits,

•	the ability to realize property values,

•	the availability and cost of credit,

•	weather conditions in the regions in which our restaurants operate,

•	costs relating to legal proceedings,

•	impact of adoption of new accounting standards,

•	effects of actual or threatened future terrorist attacks in the United States,

•	unfavorable publicity relating to operations, including publicity concerning food quality, illness or other health concerns or labor relations, and

•	the continued service of key management personnel.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risk from changes in interest rates affecting our variable-rate debt. As of February 15, 2012, the total amount of debt subject to interest rate fluctuations outstanding under our 2009 Credit Facility was $19.5 million. Assuming an average debt balance of $19.5 million, a 1.0% increase in prevailing interest rates would increase our annual interest expense by $0.2 million.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of February 15, 2012. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of February 15, 2012, our disclosure controls and procedures were effective in providing reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the two quarters ended February 15, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II—OTHER INFORMATION

Item 1. Legal Proceedings

There have been no material changes to our legal proceedings as disclosed in “Legal Proceedings” in Item 3 of Part I of our Annual Report on Form 10-K for the fiscal year ended August 31, 2011.

Item 1A. Risk Factors

There have been no material changes during the quarter ended February 15, 2012 to the Risk Factors discussed in Item 1A of Part I of our Annual Report on Form 10-K for the fiscal year ended August 31, 2011.

Item 6. Exhibits

31.1	Rule 13a-14(a)/15d-14(a) certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Rule 13a-14(a)/15d-14(a) certification of the Principal Financial and Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Section 1350 certification of the Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Section 1350 certification of the Principal Financial and Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Linkbase Document

101.DEF	XBRL Definition Linkbase Document

101.LAB	XBRL Label Linkbase Document

101.PRE	XBRL Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LUBY’S, INC. (Registrant)

Date: March 23, 2012	By:	/s/ Christopher J. Pappas
Christopher J. Pappas
President and Chief Executive Officer
(Principal Executive Officer)

Date: March 23, 2012	By:	/s/ K. Scott Gray
K. Scott Gray
Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

31.1	Rule 13a-14(a)/15d-14(a) certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Rule 13a-14(a)/15d-14(a) certification of the Principal Financial and Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Section 1350 certification of the Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Section 1350 certification of the Principal Financial and Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Linkbase Document

101.DEF	XBRL Definition Linkbase Document

101.LAB	XBRL Label Linkbase Document

101.PRE	XBRL Presentation Linkbase Document