Form 10-Q
period 2012-05-09
LUBYS INC
filed 2012-06-15
CIK 16099

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 9, 2012

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

As of June 5, 2012 there were 28,185,610 shares of the registrant’s common stock outstanding.

Luby’s, Inc.

Form 10-Q

Quarter ended May 9, 2012

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

Part I—FINANCIAL INFORMATION

Item 1. Financial Statements

Luby’s, Inc.

Consolidated Balance Sheets

(In thousands, except share data)

	May 9, 2012	August 31, 2011
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$1,308	$1,252
Trade accounts and other receivables, net	3,355	4,429
Food and supply inventories	5,047	4,191
Prepaid expenses	1,739	1,960
Assets related to discontinued operations	37	67
Deferred income taxes	2,875	2,865

Total current assets	14,361	14,764
Note receivable	187	—
Property held for sale	596	1,046
Assets related to discontinued operations	5,341	7,837
Property and equipment, net	171,211	166,963
Intangible assets, net	27,115	28,098
Goodwill	195	195
Deferred incomes taxes	6,066	7,680
Other assets	1,571	1,437

Total assets	$226,643	$228,020

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$14,412	$14,226
Liabilities related to discontinued operations	521	608
Accrued expenses and other liabilities	18,490	18,588

Total current liabilities	33,423	33,422
Credit facility debt	14,500	21,500
Liabilities related to discontinued operations	1,287	1,220
Other liabilities	8,073	6,841

Total liabilities	57,283	62,983

Commitments and Contingencies
SHAREHOLDERS’ EQUITY
Common stock, $0.32 par value; 100,000,000 shares authorized; Shares issued were 28,685,610 and 28,651,277, respectively; Shares outstanding were 28,185,610 and 28,151,277, respectively	9,179	9,168
Paid-in capital	24,370	23,772
Retained earnings	140,586	136,872
Less cost of treasury stock, 500,000 shares	(4,775)	(4,775)

Total shareholders’ equity	169,360	165,037

Total liabilities and shareholders’ equity	$226,643	$228,020

The accompanying notes are an integral part of these consolidated financial statements.

Luby’s, Inc.

Consolidated Statements of Operations (unaudited)

(In thousands except per share data)

	Quarter Ended		Three Quarters Ended
	May 9, 2012	May 4, 2011	May 9, 2012	May 4, 2011
	(12 weeks)	(12 weeks)	(36 weeks)	(36 weeks)
SALES:
Restaurant sales	$77,943	$78,077	$224,535	$220,124
Culinary contract services	4,336	3,560	13,069	10,018
Franchise revenue	1,702	1,602	4,838	4,622
Vending revenue	148	160	426	445

TOTAL SALES	84,129	83,399	242,868	235,209
COSTS AND EXPENSES:
Cost of food	21,379	22,011	62,642	64,270
Payroll and related costs	25,708	26,259	76,195	76,493
Other operating expenses	17,412	17,219	51,073	52,256
Opening costs	33	34	110	178
Cost of culinary contract services	3,979	3,316	12,222	9,180
Depreciation and amortization	4,322	3,875	12,568	12,022
General and administrative expenses	7,195	6,981	20,742	19,985
Provision for asset impairments, net	—	—	175	84
Net loss on disposition of property and equipment	124	28	205	—

Total costs and expenses	80,152	79,723	235,932	234,468

INCOME FROM OPERATIONS	3,977	3,676	6,936	741
Interest income	3	—	6	4
Interest expense	(201)	(579)	(694)	(1,751)
Other income, net	265	356	672	870

Income (loss) before income taxes and discontinued operations	4,044	3,453	6,920	(136)
Provision for income taxes	1,535	1,393	2,464	177

Income (loss) from continuing operations	2,509	2,060	4,456	(313)
Income (loss) from discontinued operations, net of income taxes	(86)	(369)	(742)	432

NET INCOME	$2,423	$1,691	$3,714	$119

Income (loss) per share from continuing operations:
Basic	$0.09	$0.07	$0.16	$(0.01)
Assuming dilution	0.09	0.07	0.16	(0.01)

Income (loss) per share from discontinued operations:
Basic	$—	$(0.01)	$(0.03)	$0.01
Assuming dilution	—	(0.01)	(0.03)	0.01

Net income per share:
Basic	$0.09	$0.06	$0.13	$—
Assuming dilution	0.09	0.06	0.13	—

Weighted average shares outstanding:
Basic	28,377	28,257	28,344	28,224
Assuming dilution	28,445	28,304	28,396	28,224

The accompanying notes are an integral part of these consolidated financial statements.

Luby’s, Inc.

Consolidated Statement of Shareholders’ Equity (unaudited)

(In thousands)

	Common Stock				Paid-In Capital	Retained Earnings	Total Shareholders’ Equity
	Issued		Treasury
	Shares	Amount	Shares	Amount
BALANCE AT AUGUST 31, 2011	28,651	$9,168	(500)	$(4,775)	$23,772	$136,872	$165,037
Net income	—	—	—	—	—	3,714	3,714
Share-based compensation expense	34	11	—	—	598	—	609

BALANCE AT MAY 9, 2012	28,686	$9,179	(500)	$(4,775)	$24,370	$140,586	$169,360

The accompanying notes are an integral part of these consolidated financial statements.

Luby’s, Inc.

Consolidated Statements of Cash Flows (unaudited)

(In thousands)

	Three Quarters ended
	May 9, 2012	May 4, 2011
	(36 weeks)	(36 weeks)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$3,714	$119
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Provision for asset impairments, net of gains and losses on property sales	907	(1,501)
Depreciation and amortization	12,570	12,072
Amortization of debt issuance cost	77	619
Non-cash compensation expense	185	135
Share-based compensation expense	424	355
Reduction in tax benefit on stock options	—	61
Deferred tax expense (benefit)	1,604	(26)

Cash provided by operating activities before changes in operating assets and liabilities	19,481	11,834
Changes in operating assets and liabilities:
(Increase) decrease in trade accounts and other receivables, net	1,081	(1,521)
Increase in food and supply inventories	(856)	(913)
(Increase) decrease in prepaid expenses and other assets	49	(715)
Increase (decrease) in accounts payable, accrued expenses and other liabilities	959	(2,087)

Net cash provided by operating activities	20,714	6,598

CASH FLOWS FROM INVESTING ACTIVITIES:
Increase in note receivable	(187)	—
Proceeds from disposal of assets and property held for sale	2,586	8,494
Acquisition of Fuddruckers assets	—	(265)
Purchases of property and equipment	(16,056)	(5,140)

Net cash (used in) provided by investing activities	(13,657)	3,089

CASH FLOWS FROM FINANCING ACTIVITIES:
Credit facility borrowings	31,400	95,750
Credit facility repayments	(38,400)	(106,250)
Debt issuance costs	(1)	(221)
Tax benefit on stock options	—	(61)
Proceeds received on the exercise of stock options	—	27

Net cash used in financing activities	(7,001)	(10,755)

Net increase (decrease) in cash and cash equivalents	56	(1,068)
Cash and cash equivalents at beginning of period	1,252	2,300

Cash and cash equivalents at end of period	$1,308	$1,232

Cash paid for:
Income taxes	$—	$—
Interest	600	1,185

The accompanying notes are an integral part of these consolidated financial statements.

Luby’s, Inc.

Notes to Consolidated Financial Statements (unaudited)

May 9, 2012

Note 1. Basis of Presentation

The accompanying unaudited consolidated financial statements of Luby’s, Inc. (the “Company” or “Luby’s”) have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements that are prepared for the Company’s Annual Report on Form 10-K. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the period ended May 9, 2012 are not necessarily indicative of the results that may be expected for the fiscal year ending August 29, 2012.

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

Non-recurring fair value measurements related to impaired property and equipment consisted of the following:

		Fair Value Measurement Using
	Three Quarters Ended May 9, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Impairments
Long-lived assets related to continuing operations	$57	$0	$0	$57	$(175)
Long-lived assets related to discontinued operations	$1,875	$0	$0	$1,875	$(510)

					$(685)

		Fair Value Measurement Using
	Three Quarters Ended May 4, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Impairments
Long-lived assets related to continuing operations	$1,900	$0	$0	$1,900	$(84)
Long-lived assets related to discontinued operations	$3,193	$0	$0	$3,193	$(508)

					$(592)

Note 4. Income Taxes

No cash payments of estimated federal income taxes were made during the three quarters ended May 9, 2012.

Deferred tax assets and liabilities are recorded based on differences between the financial reporting basis and the tax basis of assets and liabilities using currently enacted rates and laws that will be in effect when the differences are expected to reverse. Deferred tax assets are recognized to the extent future taxable income is expected to be sufficient to utilize those assets prior to their expiration. If current available information and projected future results raises doubt about the realization of the deferred tax assets, a valuation allowance is necessary. Such a valuation allowance was established in the fourth quarter ended August 26, 2009 through a charge to income tax expense which adversely affected the Company’s reported operating results. No adjustments were made to the valuation allowance for the three quarters ended May 9, 2012. The valuation allowance partially offsets the Company’s deferred tax assets related to carryovers to future years of employment tax credits.

Management believes that adequate provisions for income taxes have been reflected in the financial statements and is not aware of any significant exposure items that have not been reflected in the financial statements. Amounts considered probable of settlement within one year have been included in the accrued expenses and other liabilities in the accompanying consolidated balance sheet. The Company does not anticipate any material change in the total amount of unrecognized tax benefits to occur within the next four four-week periods prior to the end of fiscal year 2012.

Note 5. Property and Equipment, Intangible Assets and Goodwill

The cost, net of impairment, and accumulated depreciation of property and equipment at May 9, 2012 and August 31, 2011, together with the related estimated useful lives used in computing depreciation and amortization, were as follows:

	May 9, 2012	August 31, 2011	Estimated Useful Lives
	(In thousands)
Land	$59,285	$56,487	—
Restaurant equipment and furnishings	110,697	105,263	3 to 15 years
Buildings	164,687	162,327	20 to 33 years
Leasehold and leasehold improvements	30,124	31,026	Lesser of lease term or estimated useful life
Office furniture and equipment	6,910	6,823	3 to 10 years
Construction in progress	552	336	—

	372,255	362,262
Less accumulated depreciation and amortization	(201,044)	(195,299)

Property and equipment, net	$171,211	$166,963

Intangible assets, net	$27,115	$28,098	21 years

Goodwill	$195	$195	—

Intangible assets, net consist of the Fuddruckers trade name and franchise agreements and will be amortized. The Company believes the Fuddruckers’ brand name has an expected useful life of 21 years based on the expected use of its assets and the restaurant environment in which it is being used. The trade name represents a respected brand with customer loyalty and the Company intends to cultivate and protect the use of the trade name. The franchise agreements, after considering renewal periods, have an estimated useful life of 21 years and will be amortized over this period of time. The Company recorded $2.5 million of accumulated amortization expense as of May 9, 2012 and $1.5 million of accumulated amortization expense as of August 31, 2011.

The Company recorded an intangible asset for goodwill in the amount of $0.2 million related to the acquisition of substantially all of the assets of Fuddruckers. Goodwill is considered to have an indefinite useful life and is not amortized. Goodwill was $0.2 million as of May 9, 2012 and August 31, 2011.

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

The Company recognized the following impairment charges to income from operations:

	Three Quarters Ended
	May 9, 2012	May 4, 2011
	(36 weeks)	(36 weeks)
	(In thousands, except per share data)
Provision for asset impairments	$175	$84
Net loss on disposition of property and equipment	205	—

	$380	$84

Effect on EPS:
Basic	$0.01	—
Assuming dilution	$0.01	—

The impairment charge is related to a culinary contract services agreement. The net loss for the three quarters ended May 9, 2012 includes the results of normal asset retirements and the loss on disposals of assets at two closed locations.

The net loss from normal asset retirement activity for the three quarters ended May 4, 2011 and net loss on disposal of equipment at two closed units was offset by the gain on a property sold in the first quarter of fiscal year 2011.

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

The following table sets forth the assets and liabilities for all discontinued operations:

	May 9, 2012	August 31, 2011
	(in thousands)
Trade accounts and other receivable, net	$0	$8
Prepaid expenses	37	59

Assets related to discontinued operations—current	$37	$67

Property and equipment	$5,333	$7,829
Other assets	8	8

Assets related to discontinued operations—non-current	$5,341	$7,837

Deferred income taxes	$241	$241
Accrued expenses and other liabilities	280	367

Liabilities related to discontinued operations—current	$521	$608

Other liabilities	$632	$565
Deferred income taxes	655	655

Liabilities related to discontinued operations—non-current	$1,287	$1,220

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

In the third quarter of fiscal year 2012, one property was sold and no properties were impaired.

As of May 9, 2012, the Company had 10 properties classified as discontinued operations assets. The carrying value of the owned properties was $5.3 million. The carrying values of the ground leases were previously impaired to zero.

The Company is actively marketing these properties for lease or sale and the Company’s results of discontinued operations will be affected by the disposal of properties related to discontinued operations to the extent proceeds from the sales exceed or are less than net book value.

The following table sets forth the sales and pretax income (losses) reported for discontinued operations:

	Three Quarters Ended
	May 9, 2012	May 4, 2011
	(36 weeks)	(36 weeks)
	(In thousands, except discontinued locations)
Sales	$—	$—
Pretax income (loss)	(1,156)	617
Income tax benefit (expense) on discontinued operations	414	(185)

Net income (loss) on discontinued operations	$(742)	$432

Discontinued locations closed during the period	0	0

The following table summarizes discontinued operations for the first three quarters of fiscal years 2012 and 2011:

	Three Quarters Ended
	May 9, 2012	May 4, 2011
	(36 weeks)	(36 weeks)
	(In thousands, except per share data)
Impairments	$(510)	$(508)
Gains (losses)	(17)	2,093

Net gains (losses)	(527)	1,585
Other	(215)	(1,153)

Discontinued operations	$(742)	$432

Effect on EPS from discontinued operations—basic	$(0.03)	$0.01

Within discontinued operations, the Company offsets gains from applicable property disposals against total impairments. The amounts in the table described as “Other” include employment termination and shut-down costs, as well as operating losses through each restaurant’s closing date and carrying costs until the locations are finally disposed of.

The impairment charges included above relate to properties closed and designated for immediate disposal. The assets of these individual operating units have been written down to their net realizable values. In turn, the related properties have either been sold or are being actively marketed for sale. All dispositions are expected to be completed within one to three years. Within discontinued operations, the Company also recorded the related fiscal year-to-date net operating results, employee terminations and carrying costs of the closed units.

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

At May 9, 2012, the Company had one owned property recorded at approximately $0.6 million in property held for sale. At August 31, 2011, the Company had two owned properties recorded at approximately $1.0 million in property held for sale. The Company is actively marketing the location currently classified as property held for sale.

The Company sold one property held for sale during the three quarters ended May 9, 2012 resulting in no gain or loss.

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

Construction Activity

From time to time, the Company enters into non-cancelable contracts for the construction of its new restaurants. This construction activity exposes the Company to the risks inherent in new construction, including but not limited to rising material prices, labor shortages, delays in getting required permits and inspections, adverse weather conditions, and injuries sustained by workers. The Company had no non-cancelable contracts as of May 9, 2012.

Note 8. Related Parties

Affiliate Services

Christopher J. Pappas, the Company’s Chief Executive Officer, and Harris J. Pappas, director and former Chief Operating Officer of the Company, own two restaurant entities (the “Pappas entities”) that from time to time may provide services to the Company and its subsidiaries, as detailed in the Amended and Restated Master Sales Agreement effective November 16, 2011 among the Company and the Pappas entities.

Under the terms of the Amended and Restated Master Sales Agreement, the Pappas entities may provide specialized (customized) equipment fabrication and basic equipment maintenance, including stainless steel stoves, shelving, rolling carts, and chef tables. The total costs under the Amended and Restated Master Sales Agreement of custom-fabricated and refurbished equipment in the three quarters ended May 9, 2012 and May 4, 2011 were $87,000 and $27,000, respectively. Services provided under this agreement are subject to review and approval by the Finance and Audit Committee of the Company’s Board of Directors.

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

On November 22, 2006, the Company executed a new lease agreement in connection with the replacement and relocation of the existing restaurant with a new prototype restaurant in the retail strip center described above. The new restaurant opened in July 2008 and the new lease agreement provides for a primary term of approximately twelve years with two subsequent five-year options. The new lease also gives the landlord an option to buy out the agreement on or after the calendar year 2015 by paying the unamortized cost of the Company’s improvements. The Company is currently obligated to pay rent of $20.00 per square foot ($22.00 per square foot beginning January 2014) plus maintenance, taxes, and insurance during the primary term of the lease. Thereafter, the lease provides for increases in rent at set intervals. The new lease agreement was approved by the Finance and Audit Committee and full Board of Directors. The Company made payments of $220,000 and $263,000 in the three quarters ended May 9, 2012 and May 4, 2011, respectively.

Affiliated rents paid for this restaurant property lease represented 2.5% and 3.1% of total rents for continuing operations for the three quarters ended May 9, 2012 and May 4, 2011, respectively.

	Three Quarters Ended
	May 9, 2012	May 4, 2011
	(36 weeks)	(36 weeks)
	(In thousands, except percentages)
AFFILIATED COSTS INCURRED:
General and administrative expenses—professional and other costs	$38	$42
Capital expenditures—custom-fabricated and refurbished equipment and furnishings	87	27
Other operating expenses and opening costs, including property leases	220	266

Total	$345	$335

RELATIVE TOTAL COMPANY COSTS:
General and administrative expenses	$20,742	$19,985
Capital expenditures	16,056	5,140
Other operating expenses and opening costs	51,183	52,434

Total	$87,981	$77,559

AFFILIATED COSTS INCURRED AS A PERCENTAGE OF RELATIVE TOTAL COMPANY COSTS	0.39%	0.43%

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

Note 9. Share-Based Compensation

Stock Options

The Company has an Incentive Stock Plan for officers and employees (“Employee Stock Plan”) and a Non-employee Director Stock Option Plan for non-employee directors. These plans authorize the granting of stock options, restricted stock and other types of awards consistent with the purpose of the plans. Approximately 2.9 million shares were authorized for issuance under the Company’s plans as of May 9, 2012, of which approximately 1.2 million shares were available for future issuance. Stock options granted under the Incentive Stock Plan and the Non-employee Director Stock Option Plan have an exercise price equal to the market price of the Company’s common stock at the date of grant. Option awards under the Employee Stock Plan generally vest 25% each year on the anniversary of the grant date and expire six to ten years from the grant date. Option awards under the Non-employee Director Stock Option Plan generally vest 100% on the first anniversary of the grant date and expire ten years from the grant date.

A summary of the Company’s stock option activity for the three quarters ended May 9, 2012 is presented below:

	Shares Under Fixed Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
			(Years)	(In thousands)
Outstanding at August 31, 2011	1,371,926	$7.33	3.9	$375
Granted	59,426	4.42	7.5	—
Exercised	—	—	—	—
Forfeited or Expired	(256,128)	11.36	—	—

Outstanding at May 9, 2012	1,175,224	$6.31	4.1	$1,240

Exercisable at May 9, 2012	806,133	$7.16	3.2	$647

Restricted Stock

The Company issues restricted stock awards of the Company’s common stock to nonemployee directors in lieu of cash payments for director fees. These restricted stock awards vest when granted, but are issued with a restriction that the stock cannot be sold or transferred. The restriction is removed three years from its issuance or upon termination of the director. Restricted stock awards are valued at the average of the high and low market price of the Company’s common stock at the date of grant and expense is recognized on the date of the grant. The Company issued approximately 34,000 restricted stock awards in the three quarters ended May 9, 2012.

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

A summary of the Company’s activity related to restricted stock units for the three quarters ended May 9, 2012 is presented in the following table:

	Restricted Stock Units	Weighted-Average Fair Value	Weighted-Average Remaining Contractual Term
		(Per share)	(Years)
Unvested at August 31, 2011	96,822	$5.11	2.1
Granted	69,713	4.46	2.5
Vested	—	—	—
Forfeited	(2,589)	5.39	—

Unvested at May 9, 2012	163,946	$4.83	1.9

Note 10. Earnings Per Share

Basic net income per share is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding and unvested restricted stock for the reporting period. Diluted net income per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. For the calculation of diluted net income per share, the basic weighted average number of shares is increased by the dilutive effect of stock options determined using the treasury stock method. Stock options excluded from the computation of net income per share for the three quarters ended May 9, 2012 include approximately 373,000 shares with exercise prices exceeding market prices and approximately 17,000 shares whose inclusion would also be antidilutive. Due to losses from continuing operations for the three quarters ended May 4, 2011, the denominator for earnings per share assuming dilution is equal to the denominator for basic earnings per share.

The components of basic and diluted net income per share are as follows:

	Quarter Ended		Three Quarters Ended
	May 9, 2012	May 4, 2011	May 9, 2012	May 4, 2011
	(12 weeks)	(12 weeks)	(36 weeks)	(36 weeks)
	(In thousands except per share data)
Numerator:
Income (loss) from continuing operations	$2,509	$2,060	$4,456	$(313)
Income (loss) from discontinued operations	(86)	(369)	(742)	432

Net income	$2,423	$1,691	$3,714	$119

Denominator:
Denominator for basic earnings per share—weighted-average shares	28,377	28,257	28,344	28,224
Effect of potentially dilutive securities:
Employee and non-employee stock options	68	47	52	—

Denominator for earnings per share assuming dilution	28,445	28,304	28,396	28,224

Income (loss) per share from continuing operations:
Basic	$0.09	$0.07	$0.16	$(0.01)
Assuming dilution	$0.09	$0.07	$0.16	$(0.01)

Income (loss) per share from discontinued operations:
Basic	$—	$(0.01)	$(0.03)	$0.01
Assuming dilution	$—	$(0.01)	$(0.03)	$0.01

Net income (loss) per share:
Basic	$0.09	$0.06	$0.13	$—
Assuming dilution	$0.09	$0.06	$0.13	$—

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

In December 2010, the FASB issued ASU 2010-29, Business Combinations (Topic 805): Disclosure of supplemental pro forma information for business combinations. The guidance is effective for fiscal years beginning after December 15, 2010 and the Company adopted ASU 2010-29 in the first quarter of fiscal year 2012 without a material impact on its consolidated financial statements.

In December 2010, the FASB issued ASU 2010-28, Intangibles – Goodwill and Other (Topic 350): When to perform step two of the goodwill impairment test for reporting units with zero or negative carrying amounts. The guidance is effective for fiscal years beginning after December 15, 2010. The Company adopted the guidance in the first quarter of fiscal year 2012 and the guidance did not have a material impact on its consolidated financial statements.

In September 2011, the FASB issued ASU 2011-08, Intangibles—Goodwill and Other (Topic 350), which simplifies how entities test goodwill for impairment and permits an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. The guidance is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. However, the Company early adopted the guidance for fiscal year 2011 and implementation did not have a material impact on its consolidated financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s discussion and analysis of financial condition and results of operations should be read in conjunction with the unaudited consolidated financial statements and footnotes for the period ended May 9, 2012 included in Item 1 of Part I of this Quarterly Report on Form 10-Q, and the audited consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended August 31, 2011.

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

As of May 9, 2012, we owned and operated 154 restaurants, including 92 traditional cafeterias, 58 gourmet hamburger restaurants, 3 upscale fast serve chicken restaurants, and 1 seafood restaurant. These establishments are located in close proximity to retail centers, business developments and residential areas mostly throughout the United States.

Also as of May 9, 2012, we operated 18 culinary contract service facilities. These facilities are located within healthcare and education settings in Texas and Louisiana. These facilities provide food service options to varied populations including in-hospital-room patient meal service, retail food-court style restaurant dining, and coffee/snack kiosks.

Also as of May 9, 2012, we are a franchisor for a network of 124 Fuddruckers restaurants. The owners of these franchise units pay royalty revenue to us as a franchisor.

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

Same-Store Sales

The restaurant business is highly competitive with respect to food quality, concept, location, price, and service, all of which may have an effect on same-store sales. Our same-store sales calculation measures the relative performance of a certain group of restaurants. To qualify for inclusion in this group, a store must have been in operation for 18 consecutive accounting periods. Our Fuddruckers units were included in this measurement beginning with our fiscal third quarter of 2012. Stores that close on a permanent basis are removed from the group in the fiscal quarter when operations cease at the restaurant, but remain in the same-store group for previously reported fiscal quarters. Although management believes this approach leads to more effective year-over-year comparisons, neither the time frame nor the exact practice may be similar to those used by other restaurant companies.

RESULTS OF OPERATIONS

For the Third Quarter and Year-to-Date Fiscal Year 2012 versus the Third Quarter and Year-to-Date Fiscal Year 2011

Total sales increased $0.7 million, or 0.9%, in the quarter ended May 9, 2012 compared to the quarter ended May 4, 2011, primarily due to an increase in culinary contract sales. The $0.1 million decrease in restaurant sales included a $1.2 million decrease in sales at our Luby’s Cafeteria restaurants offset by a $1.1 million increase in sales from our Fuddruckers restaurants in the quarter ended May 9, 2012. The $0.8 million increase in culinary contract services sales resulted primarily from larger sales volume facilities replacing smaller facilities where contracts ended as well as growth in sales volume at facilities that have been in operation for more than one year. On a same store basis, restaurant sales increased 1.1% in the quarter ended May 9, 2012 compared to the quarter ended May 4, 2011. Luby’s Cafeterias included in the same-store metric increased 0.1% and Fuddruckers restaurants included in the same-store metric increased 4.6%. The fiscal quarter ended May 9, 2012 was the first fiscal quarter in which the Fuddruckers and Koo Koo Roo restaurants were included in our same store sales calculation.

Total sales increased approximately $7.7 million, or 3.3%, in the three quarters ended May 9, 2012 compared to the three quarters ended May 4, 2011, consisting of a $4.4 million increase in restaurant sales, a $0.2 million increase in Fuddruckers franchise revenue, and a $3.1 million increase in culinary contract services sales. The $4.4 million increase in restaurant sales included a $0.6 million increase in sales at our Luby’s Cafeteria restaurants and a $3.8 million increase in sales from our Fuddruckers and Koo Koo Roo restaurants in the three quarters ended May 9, 2012. On a same-store basis, restaurant sales increased 2.1% during the three quarters ended May 9, 2012 compared to the three quarters ended May 4, 2011. The Luby’s Cafeteria-branded restaurants were included in the same store sales definition for each of the three quarters ended May 9, 2012, but the Fuddruckers restaurants only met the definition in the quarter ended May 9, 2012. The improved same-store sales was primarily due to improving economic conditions, our focus on various marketing media avenues, complemented with continued momentum with local restaurant marketing efforts, as well as customer acceptance of our remodeling initiatives at select restaurants and a rebuild at one location.

Cost of Food

Food costs decreased $0.6 million, or 2.9%, in the quarter ended May 9, 2012 compared to the quarter ended May 4, 2011, due primarily to careful food cost management, menu mix management, and moderating food commodity prices, particularly in the area of beef and seafood. As a percentage of restaurant sales, food costs decreased 0.8%, to 27.4%, in the quarter ended May 9, 2012 compared to 28.2% in the quarter ended May 4, 2011. Food costs as a percentage of sales also decreased due to a higher average spend per customer as a result of modest menu price increases taken at both of our core restaurant brands prior to the quarter ended May 9, 2012 and a reduction in the frequency and breadth of discounted limited time offers at our Luby’s Cafeteria restaurants used to generate customer traffic.

Food costs decreased approximately $1.6 million, or 2.5%, in the three quarters ended May 9, 2012 compared to the three quarters ended May 4, 2011. As a percentage of restaurant sales, food costs decreased 1.3%, to 27.9% in the three quarters ended May 9, 2012 compared to 29.2% in the three quarters ended May 4, 2011, primarily due to a higher average spend per customer as a result of modest menu price increases taken at both of our core restaurant brands prior to the quarter ended May 9, 2012 and a reduction in the frequency and breadth of discounted limited time offers at our Luby’s Cafeteria restaurants used to generate customer traffic.

Payroll and Related Costs

Payroll and related costs decreased $0.6 million in the quarter ended May 9, 2012 compared to the quarter ended May 4, 2011. Hourly labor costs decreased significantly as we improved productivity from further refinement of our labor scheduling processes, with particular emphasis on shift scheduling and increased flexibility to adjust daily to changing customer traffic. The quarter ended May 4, 2011 was a period of increased guest traffic generated from significant use of limited time offers. The higher guest traffic in the prior year required deployment of more hourly crew members. Management labor costs increased in the quarter ended May 9, 2012 compared to the quarter ended May 4, 2011 as we deployed more restaurant management personnel into our units to support sales building initiatives. As a percentage of restaurant sales, payroll and related costs decreased 0.6%, to 33.0%, in the quarter ended May 9, 2012 compared to 33.6% in the quarter ended May 4, 2011, due in part to leveraging our labor costs on a higher volume of sales.

Payroll and related costs decreased approximately $0.3 million in the three quarters ended May 9, 2012 compared to the three quarters ended May 4, 2011, due to lower hourly labor costs offset by higher management labor costs. Management labor costs increased as we deployed more restaurant management personnel into our units at a higher average salary in our efforts to support sales building initiatives. Hourly labor costs decreased as we improved productivity from further refinement of our labor scheduling processes, with particular emphasis on shift scheduling and increased flexibility to adjust daily to changing customer traffic. The three quarters ended May 4, 2011 were also a period of increased guest traffic generated from extensive use of limited time offers. The higher guest traffic in the prior year quarters required deployment of more hourly crew members. As a percentage of restaurant sales, payroll and related costs decreased 0.8%, to 33.9%, in the three quarters ended May 9, 2012 compared to 34.7% in the three quarters ended May 4, 2011, due in part to leveraging our labor costs on a higher volume of sales.

Other Operating Expenses

Other operating expenses primarily include restaurant-related expenses for utilities, repairs and maintenance, advertising, insurance, restaurant services, restaurant supplies and occupancy costs. Other operating expenses increased by $0.2 million, or 1.1%, for the quarter ended May 9, 2012 compared to the quarter ended February 9, 2011, primarily due to (1) a $0.2 million increase in marketing and advertising expense; (2) a $0.1 million increase in utility costs; offset by (3) a $0.1 million net reduction in restaurant services, supplies, occupancy costs, insurance costs, and other operating expenses in the aggregate. As a percentage of restaurant sales, other operating expenses increased 0.2%, to 22.3%, in the quarter ended May 9, 2012 compared to 22.1% in the quarter ended May 4, 2011, due to the cost reductions enumerated above as well as the ability to leverage the fixed cost components of certain operating costs over an increased sales volume.

Other operating expenses decreased by approximately $1.2 million, or 2.3%, in the three quarters ended May 9, 2012 compared to the three quarters ended May 4, 2011, primarily due to (1) a $0.3 million reduction in utilities expense on lower usage and electric utility rates; (2) a reduction of $0.5 million in repairs and maintenance costs in part due to some post-Fuddruckers acquisition costs in the prior year not recurring in the current year; (3) a $0.3 million reduction in insurance costs; and (4) a net $0.1 million reduction restaurant services and supplies, occupancy, marketing and advertising expenses, and other operating expenses.

Opening Costs

Opening costs include labor, supplies, occupancy, and other costs necessary to support the restaurant through its opening period. Opening costs were $33 thousand in the quarter ended May 9, 2012 compared to $34 thousand in the quarter ended May 4, 2011. The quarter ended May 9, 2012 and the quarter ended May 4, 2011 included carrying costs of locations to be developed for future restaurant openings.

Opening costs were approximately $110 thousand in the three quarters ended May 9, 2012 compared to approximately $178 thousand in the three quarters ended May 4, 2011. Opening costs in the three quarters ended May 9, 2012 and the three quarters ended May 4, 2011 included the carrying costs of locations to be developed for future restaurant openings. The three quarters ended May 4, 2011 also included the opening costs for one Company-operated unit that was previously operated as a franchisee unit, and the support costs associated with franchisees opening two units.

Cost of Culinary Contract Services

At May 9, 2012 and May 4, 2011, culinary contract services operated 18 facilities. Cost of culinary contract services includes the food, labor, and other direct operating expenses associated with generating culinary contract services revenue. Cost of culinary contract services increased $0.7 million in the quarter ended May 9, 2012 compared to the quarter ended May 4, 2011 and $3.0 million in the three quarters ended May 9, 2012 compared to the three quarters ended May 4, 2011. The increases reflect the higher costs associated with operating at some larger volume facilities, and the growth in volume at certain facilities that have been operating for the whole year. Also included in the cost of culinary contract services for the three quarters ended May 9, 2012 is a provision for possible uncollectible amounts at two facilities.

Depreciation and Amortization

Depreciation and amortization expense increased $0.4 million to $4.3 million in the quarter ended May 9, 2012 compared to the quarter ended May 4, 2011 as new assets were placed in service from remodel activity and due to the shortening of the depreciable life of assets in a few leased units.

Depreciation and amortization expense increased by approximately $0.5 million, or 4.5%, in the three quarters ended May 9, 2012 compared to the three quarters ended May 4, 2011 as new assets were placed in service due to remodel activity and due to the shortening of the depreciable life of assets in a few leased units, offset by certain assets reaching the end of their depreciable lives.

General and Administrative Expenses

General and administrative expenses include corporate salaries and benefits-related costs, including restaurant area leaders, share-based compensation, professional fees, travel and recruiting expenses and other office expenses. General and administrative expenses increased by $0.2 million, or 3.1%, in the quarter ended May 9, 2012 compared to the quarter ended May 4, 2011. The increase was primarily due to higher salary and benefits expenses. As a percentage of total sales, general and administrative expenses increased 0.2% to 8.6% in the quarter ended May 9, 2012 from 8.4% in the quarter ended May 4, 2011.

General and administrative expenses increased by approximately $0.8 million, or 3.8%, in the three quarters ended May 9, 2012 compared to the three quarters ended May 4, 2011. The increase was primarily due to higher salary and benefits expense. General and administrative expenses were 8.5% of total sales in the three quarters ended May 9, 2012 and in the three quarters ended May 4, 2011.

Asset Impairments

There were no asset impairment charges in the quarter ended May 9, 2012 or in the quarter ended May 4, 2011.

An impairment charge of $175 thousand for the three quarters ended May 9, 2012 related to one culinary contract services location.

Impairment charges of $84 thousand for the three quarters ended May 4, 2011 related to a reduction to net realizable value for one property previously classified as property held for sale that is now under development.

Net Loss on Disposition of Property and Equipment

The net loss on disposition of property and equipment in the quarter ended May 9, 2012 of $124 thousand reflects normal asset retirement activity and the loss on disposal of equipment at one closed Fuddruckers unit. The net loss on dispositions of property and equipment in the quarter ended May 4, 2011, of $28 thousand reflects normal asset retirement activity.

The net loss on disposition of property and equipment was approximately $205 thousand in the three quarters ended May 9, 2012 and primarily reflects normal asset retirement activity and loss on disposal of equipment of two closed units.

For the three quarters ended May 4, 2011, the net loss from normal asset retirement activity and net loss on disposal of equipment at two closed units was exactly offset by the gain on a property sold in the first quarter of fiscal year 2011.

Interest Income

Interest income was $3 thousand in the quarter ended May 9, 2012 and less than $1 thousand in the quarter ended May 4, 2011. Interest income was $6 thousand in the three quarters ended May 9, 2012 and $4 thousand in the three quarters ended May 4, 2011, primarily related to marginally higher average cash balances.

Interest Expense

Interest expense in the quarter ended May 9, 2012 decreased $0.4 million compared to the interest expense in the quarter ended May 4, 2011, due to lower outstanding debt balances resulting from the application of cash from operations and property sales to our debt balance.

Interest expense in the three quarters ended May 9, 2012 decreased approximately $1.1 million compared to the three quarters ended May 4, 2011, due to lower outstanding debt balances resulting from the application of cash from operations and property sales to our debt balance.

Other Income, Net

Other income, net consists primarily of the following components: net rental property income and expenses relating to property for which we are the landlord; prepaid sales tax discounts earned through our participation in state tax prepayment programs; and oil and gas royalty income. Other income, net decreased $0.1 million in the quarter ended May 9, 2012 compared to the quarter ended May 4, 2011.

Other income, net decreased $0.2 million in the three quarters ended May 9, 2012 compared to the three quarters ended May 4, 2011.

Taxes

For the quarter ended May 9, 2012, the income taxes related to continuing operations resulted in a tax provision of $1.5 million compared to a net tax provision of $1.4 million for the quarter ended May 4, 2011. For the quarter ended May 9, 2012, there was no change to the valuation allowance related to deferred tax assets. For the quarter ended May 4, 2011, there was no change to the valuation allowance. Income tax benefits from employment tax credits, and adjusting these to tax return filings, resulted in a higher effective tax rate for the quarter ended May 4, 2011 relative to the quarter ended May 9, 2012.

For the three quarters ended May 9, 2012, the income taxes related to continuing operations resulted in a net tax provision of $2.5 million compared to a tax provision of $0.2 million for the three quarters ended May 4, 2011. For the three quarters ended May 9, 2012, there was no change to the valuation allowance related to deferred tax assets. For the three quarters ended May 4, 2011, the valuation allowance related to deferred taxes increased by $0.1 million and resulted in a higher effective tax rate for the three quarters ended May 4, 2011 relative to the three quarters ended May 9, 2012.

Discontinued Operations

The loss from discontinued operations was $0.1 million in the quarter ended May 9, 2012 compared to a loss of $0.4 million in the quarter ended May 4, 2011. The loss for the quarter ended May 9, 2012 included (1) $0.2 million in carrying costs associated with assets that were related to discontinued operations; offset by (2) a net $0.1 million income tax benefit related to discontinued operations.

The loss in the quarter ended May 4, 2011 included (1) $0.1 million in losses on sales of assets that were classified as discontinued operation assets; (2) $0.3 million in carrying costs associated with assets that were classified as discontinued operations assets; and (3) $0.1 million impairment charge for assets that were classified as discontinued operations assets; offset by (4) a net $0.1 million income tax benefit related to discontinued operations.

The loss from discontinued operations was $0.7 million in the three quarters ended May 9, 2012 compared to income of $0.4 million in the three quarters ended May 4, 2011. The loss for the three quarters ended May 9, 2012 included (1) $0.6 million in carrying costs associated with assets that were classified as discontinued operations assets; and (2) a $0.5 million impairment charge for assets that were classified as discontinued operations assets; offset by (3) a net $0.4 million income tax benefit related to discontinued operations.

The income of $0.4 million in the three quarters ended May 4, 2011 included $2.1 million in gains on sales of assets classified as discontinued operations assets, offset by (1) $1.0 million in carrying costs associated with assets that were classified as discontinued operations assets; (2) a $0.5 million impairment charge for assets that were classified as discontinued operations assets; and (3) a net $0.2 million income tax provision related to discontinued operations.

LIQUIDITY AND CAPITAL RESOURCES

Cash and Cash Equivalents

General. Our primary sources of short-term and long-term liquidity are cash flows from operations and our revolving credit facility. Cash flow from operations during the first three quarters of fiscal year 2012 was significantly improved over cash flow from operations during the first three quarters of fiscal year 2011. Due to the improved cash flow from operations, we increased our capital expenditures. Net cash provided by operating activities was $20.7 million for the three quarters ended May 9, 2012 compared to $6.6 million for the three quarters ended May 4, 2011. We plan to continue the level of capital and repair and maintenance expenditures necessary to keep our restaurants attractive and operating efficiently.

Our cash requirements consist principally of:

•	payments to reduce our debt

•	capital expenditures for construction, restaurant renovations, purchase of property for development of our restaurant brands and for use as rental property and upgrades and information technology

•	working capital primarily from our Company-owned restaurants and culinary contract services agreements.

Cash from operations and proceeds from the sale of assets allowed for debt repayments and capital expenditures during the three quarters ended May 9, 2012. Under the current terms of our revolving credit facility, as amended through October 20, 2011, capital expenditures and the amount of borrowings are limited based on our EBITDA, as defined in the credit agreement, as amended, governing the revolving credit facility. Based upon our level of past and projected capital requirements, we expect that proceeds from the sale of assets and cash flows from operations, combined with other financing alternatives in place or available, will be sufficient to meet our capital expenditures and working capital requirements during the next twelve months.

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

Cash provided by operating activities of $20.7 million was offset by cash used in financing activities of $7.0 million and cash used in investing activities of $13.7 million during the three quarters ended May 9, 2012.

The following table summarizes our cash flows from operating, investing and financing activities:

	Three Quarters ended
	May 9, 2012	May 4, 2011
	(36 weeks)	(36 weeks)
	(In thousands)
Total cash provided by (used in):
Operating activities	$20,714	$6,598
Investing activities	(13,657)	3,089
Financing activities	(7,001)	(10,755)

Increase (decrease) in cash and cash equivalents	$56	$(1,068)

Operating Activities. In the three quarters ended May 9, 2012, cash provided by operating activities was $20.7 million compared to $6.6 million for the three quarters ended May 4, 2011, an increase of $14.1 million. Cash provided by operating activities before changes in operating assets and liabilities was $19.5 million for the three quarters ended May 9, 2012 compared to $11.8 million for the three quarters ended May 4, 2011, an increase of $7.6 million. The $7.6 million increase was primarily due to improved operating results from our Luby’s Cafeteria and Fuddruckers restaurants.

Changes in operating assets and liabilities was a net source of $1.3 million in cash for the three quarters ended May 9, 2012 compared to a net use of cash of $5.2 million for the three quarters ended May 4, 2011, a $6.5 million change. Cash provided by changes in operating assets and liabilities is the result of the net changes in asset and liability balances during the quarters. The $6.5 million decrease in the use of cash during the three quarters ended May 9, 2012 compared to the three quarters ended May 4, 2011 was due to a $2.6 million change in trade and other receivables, a $0.8 million change in prepayments, a $1.6 million change in the collection of rent incentives and a change in the timing of accruals and payments of payroll of $3.0 million, offset by a $1.7 million reduction in accrued payables of taxes other than income taxes.

Investing Activities. We generally reinvest available cash flows from operations to develop new restaurants, enhance existing restaurants and support our culinary contract services business. Cash used by investing activities was $13.7 million in the three quarters ended May 9, 2012 compared to cash provided by investing activities of $3.1 million in the three quarters ended May 4, 2011. In the first quarter of fiscal year 2011, we acquired one franchised location for $0.3 million. Proceeds from property sales were $8.5 million in the three quarters ended May 4, 2011 and $2.6 million in the three quarters ended May 9, 2012. We increased our purchases of equipment and new restaurant construction from $5.1 million in the three quarters ended May 4, 2011 to $16.1 million in the three quarters ended May 9, 2012. Our capital expenditure program includes, among other things, investments in new restaurant and culinary contract services locations, restaurant remodeling, information technology enhancements and purchase of property for development.

Financing Activities. Cash used in financing activities was $7.0 million during the three quarters ended May 9, 2012, primarily due to reducing our debt from $21.5 million at August 31, 2011 to $14.5 million at May 9, 2012. Cash used in financing activities was $10.8 million in the three quarters ended May 4, 2011, primarily due to reducing our debt from $41.5 million at August 25, 2010 to $31.0 million at May 4, 2011.

Status of Trade Accounts and Other Receivables, Net

We monitor the aging of our receivables, including Fuddruckers franchising-related receivables, and record provisions for uncollectability as appropriate. Credit terms of accounts receivable associated with our culinary contract services business vary from 30 to 60 days based on contract terms.

Working Capital

We had a working capital deficit of $19.1 million as of May 9, 2012, compared to a working capital deficit of $18.7 million as of August 31, 2011. The $0.4 million increase in the deficit was due to a $0.4 million decrease in current assets.

The $0.4 million decrease in current assets was due to $1.1 million decrease in accounts receivable and $0.2 million in prepaid expenses, offset by a $0.9 million increase in inventories.

There was no significant change in current liabilities for the three quarters ended May 9, 2012. Increases of $2.7 million in accrued payroll related expenses and $0.2 million in accounts payable were offset by decreases of $1.7 million in taxes other than income, $0.6 million in accrued claims and insurance and $0.6 million in accrued income taxes.

Capital Expenditures

Capital expenditures consist of purchases of real estate for future restaurant sites, purchase of property for rental income, new unit construction, purchases of new and replacement restaurant furniture and equipment, and ongoing remodeling programs. Capital expenditures for the three quarters ended May 9, 2012 were $16.1 million, and related to maintaining our investment in existing operating units, acquiring new properties and new construction. We expect to continue to be able to fund all capital expenditures in fiscal year 2012 using cash flows from operations and availability under our revolving credit facility. We expect to spend $20 million to $25 million on capital expenditures in fiscal year 2012.

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

The aggregate amount of the lenders’ commitments under the 2009 Credit Facility was $50.0 million as of May 9, 2012. The 2009 Credit Facility also provides for the issuance of letters of credit in a maximum aggregate amount of $15.0 million outstanding at any one time. At May 9, 2012, $34.6 million was available under the 2009 Credit Facility.

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

The 2009 Credit Facility is secured by a perfected first priority lien on certain of our real property and all of the material personal property owned by us or any of our subsidiaries, other than certain excluded assets (as defined in the Credit Agreement). At May 9, 2012, the carrying value of the collateral securing the 2009 Credit Facility was $87.5 million.

The Credit Agreement contains the following covenants, among others:

•	maintenance of a ratio of (a) EBITDA for the four fiscal quarters ending on the last day of any fiscal quarter to (b) the sum of (x) interest expense (as defined in the Credit Agreement) for such four fiscal-quarter-period plus (y) the outstanding principal balance of the loans as of the last day of such fiscal quarter divided by seven (the “Debt Service Coverage Ratio), of not less than (1) 2.00 to 1.00, beginning with the end of the fourth quarter of fiscal 2011 and ending with the first quarter of fiscal 2012, (2) 2.25 to 1.00 beginning with the end of the second quarter of fiscal 2012 and ending with the first quarter of fiscal 2013, and (3) 2.50 to 1.00 beginning with the end of second quarter of fiscal 2013 and thereafter,

•	maintenance of minimum Tangible Net Worth (as defined in the Credit Amendment) of not less than (1) $126.7 million as of the last day of the third fiscal quarter of fiscal 2011 and (2) increasing incrementally thereafter, as of the last day of each subsequent fiscal quarter, by an amount equal to 60% of our consolidated net income (if positive) for the fiscal quarter ending on such date,

•	maintenance of minimum net profit of $1.00 (1) for at least one of the first three fiscal quarters of our 2012 fiscal year, (2) for at least one of any two consecutive fiscal quarters beginning with the fourth fiscal quarter of our 2012 fiscal year, and (3) for any period of four consecutive fiscal quarters beginning with the four consecutive fiscal quarters ending with the fourth quarter of our 2011 fiscal year,

•	restrictions on incurring indebtedness, including certain guarantees and capital lease obligations,

•	restrictions on incurring liens on certain of our property and the property of our subsidiaries,

•	restrictions on transactions with affiliates and materially changing our business,

•	restrictions on making certain investments, loans, advances and guarantees,

•	restrictions on selling assets outside the ordinary course of business,

•	prohibitions on entering into sale and leaseback transactions,

•	limiting Capital Expenditures (as defined in the Credit Agreement) to $10.0 million for the fiscal year ended August 25, 2010, to $15.0 million for the fiscal year ended August 31, 2011, and for any subsequent fiscal year, to the sum of (1) the lesser of (a) $38.0 million or (b) an amount equal to 130% of EBITDA for the immediately preceding fiscal year plus (2) any unused availability for capital expenditures from the immediately preceding fiscal year, and

•	restrictions on certain acquisitions of all or a substantial portion of the assets, property and/or equity interests of any person.

We were in compliance with the covenants contained in the Credit Agreement as of May 9, 2012.

The Credit Agreement also includes customary events of default. If a default occurs and is continuing, the lenders’ commitments under the Credit Facility may be immediately terminated and/or we may be required to repay all amounts outstanding under the Credit Facility.

As of May 9, 2012, we had $14.5 million in outstanding loans and $0.9 million committed under letters of credit, which were issued as security for the payment of insurance obligations.

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

The valuation allowance partially offsets our carryover of general business tax credits. These credits may be carried over up to twenty years for possible utilization in the future. The carryover of the general business credits began in fiscal year 2006 and will begin to expire at the end of fiscal year 2026 through the end of fiscal year 2032 if not utilized by then.

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

For assets held for use, we estimate future cash flows using assumptions based on possible outcomes of the areas analyzed. If the undiscounted future cash flows are less than the carrying value of our location’s assets, we record an impairment based on an estimate of discounted cash flows. The estimates of future cash flows, based on reasonable and supportable assumptions and projections, require management’s subjective judgments. Assumptions and estimates used include operating results, changes in working capital, discount rate, growth rate, anticipated net proceeds from disposition of the property and if applicable, lease terms. The span of time for which future cash flows are estimated is often lengthy, increasing the sensitivity to assumptions made. The time span is longer and could be 20 to 25 years for newer properties, but only 5 to 10 years for older properties. Depending on the assumptions and estimates used, the estimated future cash flows projected in the evaluation of long-lived assets can vary within a wide range of outcomes. We consider the likelihood of possible outcomes in determining the best estimate of future cash flows. The measurement for such an impairment loss is then based on the fair value of the asset as determined by discounted cash flows. We operated 154 restaurants as of May 9, 2012 and periodically experience unanticipated changes in our assumptions and estimates. Those changes could have a significant impact on discounted cash flow models with a corresponding significant impact on the measurement of an impairment. We believe we have two locations, with an aggregate net carrying value of assets held for use of $315,000, with respect to which it is possible that an impairment charge could be taken over the next 12 months.

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

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains statements that are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements contained in this Form 10-Q, other than statements of historical facts, are “forward-looking statements” for purposes of these provisions, including any statements regarding:

•	future operating results,

•	future capital expenditures and expected sources of funds for capital expenditures,

•	future debt, including liquidity and the sources and availability of funds related to debt, and expected repayment of debt, as well as our ability to refinance the existing credit facility or enter into a new credit facility on a timely basis,

•	expected sources of funds for working capital requirements,

•	plans for our new prototype restaurants,

•	plans for expansion of our business,

•	scheduled openings of new units,

•	closing existing units,

•	effectiveness of management’s Cash Flow Improvement and Capital Redeployment Plan,

•	future sales of assets and the gains or losses that may be recognized as a result of any such sales, and

•	continued compliance with the terms of our 2009 Credit Facility.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risk from changes in interest rates affecting our variable-rate debt. As of May 9, 2012, the total amount of debt subject to interest rate fluctuations outstanding under our 2009 Credit Facility was $14.5 million. Assuming an average debt balance of $14.5 million, a 1.0% increase in prevailing interest rates would increase our annual interest expense by $0.1 million.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of May 9, 2012. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of May 9, 2012, our disclosure controls and procedures were effective in providing reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three quarters ended May 9, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II—OTHER INFORMATION

Item 1. Legal Proceedings

There have been no material changes to our legal proceedings as disclosed in “Legal Proceedings” in Item 3 of Part I of our Annual Report on Form 10-K for the fiscal year ended August 31, 2011.

Item 1A. Risk Factors

There have been no material changes during the quarter ended May 9, 2012 to the Risk Factors discussed in Item 1A of Part I of our Annual Report on Form 10-K for the fiscal year ended August 31, 2011.

Item 5. Other Information

On June 13, 2012, we entered into an Amended and Restated Master Sales Agreement, effective November 16, 2011, with entities (the “Pappas entities”) controlled by Christopher J. Pappas, our Chief Executive Officer and a director, and Harris J. Pappas, our former Chief Operating Officer and a director. Pursuant to the agreement, the Pappas entities may provide specialized (customized) equipment fabrication and basic equipment maintenance, including stainless steel stoves, shelving, rolling carts and chef tables. The amended and restated agreement has substantially similar terms as the original Master Sales Agreement and will expire on November 16, 2013. Consistent with past practices, the Finance and Audit Committee of the Board of Directors (composed entirely of nonemployee directors) will review on a quarterly basis all amounts paid or payable under the Amended and Restated Master Sales Agreement. A copy of the Amended and Restated Master Sales Agreement is attached as Exhibit 10.1 to this Quarterly Report on Form 10-Q and is incorporated herein by reference.

Item 6. Exhibits

10.1	Amended and Restated Master Sales Agreement effective November 16, 2011, by and among Luby’s, Inc., Pappas Restaurants, L.P., and Pappas Restaurants, Inc.

31.1	Rule 13a-14(a)/15d-14(a) certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Rule 13a-14(a)/15d-14(a) certification of the Principal Financial and Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Section 1350 certification of the Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Section 1350 certification of the Principal Financial and Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Linkbase Document

101.DEF	XBRL Definition Linkbase Document

101.LAB	XBRL Label Linkbase Document

101.PRE	XBRL Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LUBY’S, INC. (Registrant)

Date: June 15, 2012	By:	/s/ Christopher J. Pappas

Christopher J. Pappas
President and Chief Executive Officer
(Principal Executive Officer)

Date: June 15, 2012	By:	/s/ K. Scott Gray

K. Scott Gray
Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

10.1	Amended and Restated Master Sales Agreement effective November 16, 2011, by and among Luby’s, Inc., Pappas Restaurants, L.P., and Pappas Restaurants, Inc.

31.1	Rule 13a-14(a)/15d-14(a) certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Rule 13a-14(a)/15d-14(a) certification of the Principal Financial and Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Section 1350 certification of the Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Section 1350 certification of the Principal Financial and Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Linkbase Document

101.DEF	XBRL Definition Linkbase Document

101.LAB	XBRL Label Linkbase Document

101.PRE	XBRL Presentation Linkbase Document