Form 10-K
period 2012-08-29
LUBYS INC
filed 2012-11-13
CIK 16099

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended August 29, 2012

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the shares of common stock of the registrant held by nonaffiliates of the registrant as of February 15, 2012, was approximately $98,307,368 (based upon the assumption that directors and executive officers are the only affiliates).

As of November 5, 2012, there were 28,177,203 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the following document are incorporated by reference into the designated parts of this Form 10-K:

Definitive Proxy Statement relating to 2013 annual meeting of shareholders (in Part III)

Luby’s, Inc.

Form 10-K

Year ended August 29, 2012

Additional Information

We file reports with the Securities and Exchange Commission (“SEC”), including annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K. The public may read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. We are an electronic filer, and the SEC maintains an Internet site at http://www.sec.gov that contains the reports, proxy and information statements, and other information that we file electronically. Our website address is www.lubys.com. Please note that our website address is provided as an inactive textual reference only. We make available free of charge through our website the annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports as soon as reasonably practicable after such material is electronically filed with or furnished to the SEC. The information provided on our website is not part of this report, and is therefore not incorporated by reference unless such information is specifically referenced elsewhere in this report.

Compliance with New York Stock Exchange Requirements

We submitted to the New York Stock Exchange (“NYSE”) the CEO certification required by Section 303A.12(a) of the NYSE’s Listed Company Manual with respect to our fiscal year ended August 31, 2011. We expect to submit the CEO certification with respect to our fiscal year ended August 29, 2012 to the NYSE within 30 days after our annual meeting of shareholders. We are filing as an exhibit to this Form 10-K the certifications required by Section 302 of the Sarbanes-Oxley Act of 2002.

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

Overview

Luby’s, Inc. (formerly, Luby’s Cafeterias, Inc.) was founded in 1947 in San Antonio, Texas. The Company was originally incorporated in Texas in 1959, with nine cafeterias in various locations, under the name Cafeterias, Inc. It became a publicly held corporation in 1973, then changed its name in 1981 to Luby’s Cafeterias, Inc. and became listed on the New York Stock Exchange in 1982. Luby’s, Inc. was reincorporated in Delaware on December 31, 1991 and was restructured into a holding company on February 1, 1997, at which time all of the operating assets were transferred to Luby’s Restaurants Limited Partnership, a Texas limited partnership composed of two wholly owned, indirect subsidiaries. On July 9, 2010, Luby’s Restaurants Limited Partnership was converted into Luby’s Fuddruckers Restaurants, LLC, a Texas limited liability company (“LFR”). All restaurant operations are conducted by LFR. In this report, unless otherwise specified, “Luby’s,” “we,” “our,” “us” and “our company” refer to Luby’s, Inc., LFR and the consolidated subsidiaries of Luby’s, Inc. References to “Luby’s Cafeteria” refer specifically to the Luby’s Cafeteria brand restaurant.

On July 26, 2010, we, through our subsidiary, LFR, completed the acquisition of substantially all of the assets of Fuddruckers, Inc., Magic Brands, LLC and certain of their affiliates (collectively, “Fuddruckers”) for approximately $63.1 million of cash. LFR also assumed certain of Fuddruckers’ obligations, real estate leases and contracts. Upon the completion of the acquisition, LFR became the owner and operator of 56 Fuddruckers locations and 3 Koo Koo Roo Chicken Bistro (“Koo Koo Roo”) locations with franchisees operating an additional 130 Fuddruckers locations.

Luby’s, Inc. is a multi-branded company operating in the restaurant industry and the contract food services industry. Our primary brands include Luby’s Cafeteria, Luby’s Culinary Contract Services, and Fuddruckers. Also included in our brands are Bob Luby’s Seafood, Luby’s, Etc. and Koo Koo Roo Chicken Bistro.

During fiscal year 2012, we spent approximately 0.7% of restaurant sales on marketing which included radio and television advertising, bill boards, direct mailings, movie theater advertising and social media.

As of November 5, 2012, we operated 156 restaurants located throughout the United States, as set forth in the table below. These establishments are located in close proximity to retail centers, business developments and residential areas. Of the 156 restaurants, 85 are located on property that we own and 71 are on leased premises.

Total
Texas:
Houston Metro	49
San Antonio Metro	18
Dallas/Fort Worth Metro	13
Rio Grande Valley	11
Austin	10
Other Texas Markets	16
California	11
Arizona	5
Illinois	5
Georgia	3
Maryland	3
Oklahoma	3
Other States	9

Total	156

As of November 5, 2012, we operated culinary contract services at 17 locations; 13 in the Houston, Texas area, 3 in Louisiana and 1 in Austin, Texas. Luby’s Culinary Contract Services provides food service management to healthcare, educational and corporate dining facilities.

As of November 5, 2012, we had 53 franchisees operating 121 Fuddruckers restaurants in locations as set forth in the table below. Three franchise owners each own nine restaurants. Thirty-four franchise owners each own one restaurant. The remaining 19 franchise owners each own two to eight restaurants.

Fuddruckers Franchises
Texas:
Houston Metro	1
Dallas/Fort Worth Metro	10
Other Texas Markets	17
California	8
Florida	6
Georgia	3
Idaho	2
Louisiana	3
Maryland	2
Massachusetts	5
Michigan	5
Missouri	3
Montana	6
Nebraska	2
Nevada	3
New Jersey	4
New Mexico	3
North Carolina	2
Oregon	3
Pennsylvania	4
South Carolina	7
South Dakota	2
Tennessee	3
Virginia	3
Wisconsin	2
Other States	5
Canada	1
Mexico	1
Puerto Rico	5

Total	121

For additional information regarding our restaurant locations, please read “Properties” in Item 2 of Part I of this report.

We are headquartered in Houston, Texas, our largest restaurant market. Our corporate headquarters is located at 13111 Northwest Freeway, Suite 600, Houston, Texas 77040, and our telephone number at that address is (713) 329-6800. Our website is www.lubys.com.

The information on our website is not, and shall not be deemed to be, a part of this annual report on Form 10-K or incorporated into any of our other filings with the SEC.

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

Luby’s Cafeteria’s product offerings are home-style classic made-from-scratch favorites priced to appeal to a broad range of customers, including those customers that focus on fast wholesome choices, quality, variety and affordability. We have had particular success among families with children, shoppers, travelers, seniors, and business people looking for a quick, freshly prepared meal at a fair price. Our restaurants are generally open for lunch and dinner seven days a week and breakfast on the weekend at a majority of our cafeterias. All of our restaurants sell food-to-go orders, which accounted for 13.0% of restaurant sales in fiscal year 2012.

Food is prepared fresh daily at our restaurants. Menus are reviewed periodically and new offerings and seasonal food preferences are regularly incorporated. Each restaurant is operated as a separate unit under the control of a general manager who has responsibility for day-to-day operations, including food production and personnel employment and supervision. Restaurants generally have a staff of one general manager, one associate manager and one to two assistant managers including wait staff, and full and part time associates working in overlapping shifts. Our philosophy is to grant authority to restaurant managers to direct the daily operations of their stores and, in turn, to compensate them on the basis of their performance. We believe this strategy is a significant factor contributing to the profitability of our restaurants.

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

The number of Luby’s Cafeterias was 92 at fiscal year end 2012.

New Luby’s Restaurants

In August 2007, we introduced our new cafeteria design, with the opening of our first new store in over seven years, located in Cypress, Texas, a suburb north of Houston. This prototype capitalizes on our core fundamentals of serving great food made-from-scratch and a convenient delivery system. In fiscal year 2008, we opened three new units employing this prototype design. Although we opened no new prototype units in fiscal years 2009, 2010 or 2011, in fiscal year 2012, we relocated one location into a new restaurant building directly across from its current location as a result of the landlord’s renovation plans. In fiscal year 2013, we opened a new Luby’s and new Fuddruckers on the same property with a common wall but separate kitchens and dining areas. We anticipate using and further modifying both of these prototype designs as we execute our strategy to build new restaurants in markets where we believe we can achieve superior restaurant cash flows.

Fuddruckers

Fuddruckers was founded upon the idea that guests deserve and crave a better burger experience. Fatigued by fast food quality, guests gravitate to Fuddruckers better burger concept.

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

While Fuddruckers’ signature burger accounts for approximately 47.0% of Fuddruckers restaurant sales, its menu also includes all-natural, free-range Fudds Exotics burgers, such as buffalo, fresh rib eye steak sandwiches, various grilled and breaded chicken breast sandwiches, hot dogs, a variety of tossed and specially prepared salads, fish sandwiches, wedge-cut French fries, onion rings, soft drinks, handmade milkshakes, and bakery items. Beer and wine are served and, generally, account for less than 2% of restaurant sales.

Fuddruckers restaurants continue to feature casual, welcoming dining areas where Americana themed décor hangs upon the walls.

Fuddruckers emphasizes simplicity in its operations. Restaurants generally have a total staff of one general manager, two or three assistant managers and 25 to 45 other associates, including full-time and part-time associates working in overlapping shifts. Since Fuddruckers generally utilizes a self-service concept, similar to quick casual, it typically does not employ waiters or waitresses.

Fuddruckers restaurant operations are currently divided into two geographic regions, each supervised by an area vice president. The two regions are divided into a total of eight areas, each supervised by an area leader. On average, each area leader supervises seven restaurants.

We opened two Fuddruckers units in fiscal year 2012 resulting in a fiscal 2012 year end count of 58 Fuddruckers restaurants and 3 Koo Koo Roo restaurants. In fiscal year 2013, we opened a new Fuddruckers and new Luby’s in the same property with a common wall but separate kitchens and dining areas.

Franchising

Fuddruckers offers franchises in markets where it deems expansion to be advantageous to the development of the Fuddruckers concept and system of restaurants. A standard franchise agreement generally has an initial term of 20 years. Franchise agreements typically grant franchisees an exclusive territorial license to operate a single restaurant within a specified area, usually a four-mile radius surrounding the franchised restaurant. Luby’s management will continue developing its relationships with our franchisees over the coming years and beyond.

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

All franchisees are required to operate their restaurants in accordance with Fuddruckers standards and specifications, including controls over menu items, food quality and preparation. We require the successful completion of our training program by a minimum of three managers for each franchised restaurant. In addition, franchised restaurants are evaluated regularly by us for compliance with franchise agreements, including standards and specifications through the use of periodic, unannounced, on-site inspections and standards evaluation reports.

The number of franchised restaurants was 122 at fiscal year end 2011 and 125 at fiscal year end 2012.

For additional information regarding our business segments, please read Notes 1 and 2 to the consolidated financial statements included in Part II, Item 8 of this Form 10-K.

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

Culinary Contract Services

Our culinary contract services operation (“CCS”), branded as Luby’s Culinary Contract Services, consists of a business line servicing healthcare, higher education and corporate dining clients. The healthcare accounts are full service and typically include in-room delivery, catering, vending, coffee service and retail dining. As of November 5, 2012, we had contracts with 5 long-term acute care hospitals, 2 acute care medical centers, 1 ambulatory surgical centers, 1 behavioral hospital, 5 business and industry clients, and 3 higher education institutions. We have the unique ability to deliver quality services that include facility design and procurement as well as nutrition and branded food services to our clients. We anticipate allocating capital expenditures as needed to further develop our CCS business in fiscal year 2013.

Employees

As of November 5, 2012, we had a workforce of 7,320 employees consisting of restaurant management employees, non-management restaurants employees, CCS management employees, CCS non-management employees, and office and facility service employees. Employee relations are considered to be good. We have never had a strike or work stoppage, and we are not subject to collective bargaining agreements.

Item 1A.	Risk Factors

An investment in our common stock involves a high degree of risk. Investors should consider carefully the risks and uncertainties described below, and all other information included in this Annual Report on Form 10-K, before deciding whether to invest in our common stock. Additional risks and uncertainties not currently known to us or that we currently deem immaterial may also become important factors that may harm our business, financial condition or results of operations. The occurrence of any of the following risks could harm our business, financial condition and results of operations. The trading price of our common stock could decline due to any of these risks and uncertainties, and investors may lose part or all of their investment.

General economic factors may adversely affect our results of operations.

The protracted economic slowdown experienced in the United States beginning in fiscal year 2008 has continued through fiscal year 2012. Disposable consumer income and consumer confidence continues to be adversely affected. As a result of the deteriorating business and economic conditions affecting our customers, we have experienced reduced customer traffic and have lowered our menu prices, which has lowered our profit margins and adversely affected our results of operations. Due to economic conditions, in October 2009 we adopted a Cash Flow Improvement and Capital Redeployment Plan which included closing 24 under performing stores in the first quarter of fiscal year 2010. Continued difficulties in the U.S. economy could require us to close additional restaurants in the future. A further slowdown in the economy or other economic conditions affecting disposable consumer income, such as unemployment levels, inflation, fuel and other energy costs, and interest rates, may adversely affect our business by reducing overall consumer spending or by causing customers to shift their spending to our competitors, which could result in a further reduction in customer traffic and lowered menu prices and/or limited time offers with lower profit margins, leading to a further reduction in revenues and a reduction in our margins.

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

Our ability to service our debt obligations is primarily dependent upon our future financial performance.

As of August 29, 2012, we had shareholders’ equity of approximately $172.7 million compared to approximately:

•	$13.0 million of long-term debt;

•	$59.9 million of minimum operating lease commitments; and

•	$0.9 million of standby letters of credit.

Our ability to meet our debt service obligations depends on our ability to generate positive cash flows from operations and proceeds for assets held for sale.

We realized positive cash flows from operating activities of $9.3 million in fiscal year 2010, $16.5 million in fiscal year 2011 and $29.3 million in fiscal year 2012. We may in the future incur negative cash flows. Our future cash flows from operating activities will be influenced by general economic conditions and by financial, business and other factors affecting our operations, many of which are beyond our control, and some of which are specified below. If we are unable to service our debt obligations, we may have to

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

Our growth plan may not be successful.

Depending on future economic conditions, we may not be able to open new restaurants in current or future fiscal years. Our ability to open and profitably operate new restaurants is subject to various risks such as the identification and availability of suitable and economically viable locations, the negotiation of acceptable terms for the purchase or lease of new locations, the need to obtain all required governmental permits (including zoning approvals) on a timely basis, the need to comply with other regulatory requirements, the availability of necessary contractors and subcontractors, the availability of construction materials and labor, the ability to meet construction schedules and budgets, the ability to manage union activities such as picketing or hand billing which could delay construction, increases in labor and building materials costs, the availability of financing at acceptable rates and terms, changes in weather or other acts of God that could result in construction delays and adversely affect the results of one or more restaurants for an indeterminate amount of time, our ability to hire and train qualified management personnel and general economic and business conditions. At each potential location, we compete with other restaurants and retail businesses for desirable development sites, construction contractors, management personnel, hourly employees and other resources.

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

As of August 29, 2012, we had outstanding long-term debt of $13.0 million. In August 2011, we amended our revolving credit facility to, among other things, expand the facility size to $50.0 million and to add certain financial covenants. Our debt covenants require certain minimum levels of financial performance as well as certain financial ratios. Our failure to comply with these covenants could result in an event of default that, if not cured or waived, could result in the acceleration of our loans outstanding and affect our ability to refinance by the termination date of September 1, 2014.

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

The syndicate of banks may not have the ability to provide us with capital under our existing revolving credit facility. Our existing revolving credit facility matures in September 2014 and we may not be able to amend or renew the facility with terms and conditions consistent with the existing facility.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

As of November 5, 2012, we operated 155 operating locations. One of the operating locations is both a Luby’s Cafeteria and Fuddruckers Restaurant with a common wall but separate kitchens and dining areas and is considered two restaurants. Two operating locations are primarily Luby’s Cafeterias, but also serve Fuddruckers hamburgers. One operating location is a Bob Luby’s Seafood Grill. Luby’s Cafeterias have seating capacity for 250 to 300 customers at each location while Fuddruckers locations generally seat 125 to 200 customers.

We own the underlying land and buildings in which 68 of our Luby’s restaurants are located. Five of these restaurant properties contain excess building space, of which three properties are leased to tenants unaffiliated with Luby’s, Inc. We own the underlying land and buildings in which 15 Fuddruckers restaurants are located.

In addition to the owned locations, 26 Luby’s Cafeteria restaurants and 46 Fuddruckers restaurants are held under leases. The majority of the leases are fixed-dollar rentals. The majority of the leases require additional amounts paid related to property taxes, hazard insurance and maintenance of common areas. Of the 72 restaurant leases, the current terms of 14 expire between 2012 and 2014, and 58 thereafter. Of the 72 restaurant leases, 57 can be extended beyond their current terms at our option.

As of November 5, 2012, we had two owned properties we plan to develop for future use.

As of November 5, 2012, we had one owned non-operating property with a carrying value of approximately $0.6 million in property held for sale. In addition, we had five owned and two leased properties with a carrying value of $4.8 million that are included in assets related to discontinued operations. Ground leases have a carrying value of zero.

We currently have six owned other use properties; one is used as a Bake Shop that supports the baked products for operating restaurants. Two locations are currently leased to third party tenants utilizing the entire building and three are leased to Fuddruckers franchisees.

In addition to the six owned other-use properties, we lease approximately 31,000 square feet of corporate office space, which extends through 2016. The space is located on the Northwest Freeway in Houston, Texas in close proximity to many of our Houston restaurant locations.

We also lease approximately 60,000 square feet of warehouse space for in-house repair, fabrication and storage in Houston, Texas. In addition, we lease approximately 3,200 square feet of warehouse and office space in Arlington, Texas.

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

Item 4.	Mine Safety Disclosures

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Stock Prices

Our common stock is traded on the New York Stock Exchange under the symbol “LUB.” The following table sets forth, for the last two fiscal years, the high and low sales prices on the New York Stock Exchange as reported in the consolidated transaction reporting system.

Fiscal Quarter Ended	High	Low
November 17, 2010	5.59	4.66
February 9, 2011	6.97	5.39
May 4, 2011	6.06	4.43
August 31, 2011	6.19	4.31
November 23, 2011	5.05	3.81
February 15, 2012	5.67	4.22
May 9, 2012	6.80	4.71
August 29, 2012	7.48	4.98

As of November 5, 2012, there were 2,443 holders of record of our common stock. No cash dividends have been paid on our common stock since fiscal year 2000, and we currently have no intention to pay a cash dividend on our common stock. On November 5, 2012, the closing price of our common stock on the New York Stock Exchange was $6.30.

Equity Compensation Plans

Securities authorized under our equity compensation plans as of August 29, 2012, were as follows:

	(a)	(b)	(c)
Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans Excluding Securities Reflected in Column (a)
Equity compensation plans previously approved by security holders	806,133	$7.16	927,679
Equity compensation plans not previously approved by security holders (1)	29,627	6.74	—

Total	835,760	$7.15	927,679

(1)	Represents the Luby’s, Inc. Non-employee Director Phantom Stock Plan.

See Note 15, “Share-Based Compensation,” to our Consolidated Financial Statements included in Item 8 of Part II of this report.

The following graph compares the cumulative total stockholder return on our common stock for the five fiscal years ended August 29, 2012, with the cumulative total return on the S&P SmallCap 600 Index and an industry peer group index. The peer group index consists of Bob Evans Farms, Inc., CBRL Group, Inc., Denny’s Corporation, Frisch Restaurant Group, Red Robin Gourmet Burgers and Ruby Tuesday Inc. These companies are multi-unit family and casual dining restaurant operators in the mid-price range.

The cumulative total shareholder return computations set forth in the performance graph assume an investment of $100 on September 1, 2007, and the reinvestment of all dividends. The returns of each company in the peer group index have been weighed according to that company’s stock market capitalization.

	2007	2008	2009	2010	2011	2012
Luby’s, Inc.	100.00	64.75	39.71	44.72	41.53	57.60
S&P 500 Index—Total Return	100.00	88.87	70.11	73.55	87.16	103.12
S&P 500 Restaurant Index	100.00	108.49	107.03	139.66	187.89	204.81
Peer Group Index Only	100.00	64.19	65.86	73.81	85.16	107.33
Peer Group Index + Luby’s Inc.	100.00	64.22	64.09	71.77	82.01	103.74

Item 6.	Selected Financial Data

Five-Year Summary of Operations

	Fiscal Year Ended
	August 29, 2012	August 31, 2011	August 25, 2010	August 26, 2009	August 27, 2008
	(364 days)	(371 days)	(364 days)	(364 days)	(364 days)
	(In thousands except per share data)
Sales
Restaurant sales	$324,536	$325,383	$230,342	$245,799	$270,477
Culinary contract services	17,711	15,619	13,728	12,970	8,205
Franchise revenue	7,232	7,092	645	—	—
Vending revenue	618	654	44	—	—

Total sales	350,097	348,748	244,759	258,769	278,682

Income (loss) from continuing operations	7,558	2,579	(612)	(14,032)	3,792

Income (loss) from discontinued operations (a)	(704)	386	(2,281)	(12,386)	(1,527)

Net income (loss)	$6,854	$2,965	$(2,893)	$(26,418)	$2,265

Income (loss) per share from continuing operations:
Basic	$0.27	$0.09	$(0.02)	$(0.50)	$0.14
Assuming dilution	$0.27	$0.09	$(0.02)	$(0.50)	$0.14

Income (loss) per share from discontinued operation:
Basic	$(0.03)	$0.01	$(0.08)	$(0.44)	$(0.06)
Assuming dilution	$(0.03)	$0.01	$(0.08)	$(0.44)	$(0.06)

Net income (loss) per share
Basic	$0.24	$0.10	$(0.10)	$(0.94)	$0.08
Assuming dilution	$0.24	$0.10	$(0.10)	$(0.94)	$0.08

Weighted-average shares outstanding
Basic	28,351	28,237	28,129	28,084	27,908
Assuming dilution	28,429	28,297	28,129	28,084	28,085

Total assets	$231,017	$228,020	$242,342	$199,406	$226,568

Total debt	$13,000	$21,500	$41,500	$—	$—

Number of restaurants at fiscal year end	154	156	154	119	123
Number of franchised restaurants at fiscal year end	125	122	130	—	—
Number of Culinary Contract Services contracts at fiscal year end	18	22	18	15	11

Costs and Expenses
(As a percentage of restaurant sales)
Cost of food	27.9%	28.9%	27.6%	27.6%	27.7%
Payroll and related costs	33.9%	34.8%	36.0%	36.3%	34.3%
Other operating expenses	22.8%	23.7%	22.2%	23.0%	23.1%

(a)

Our Cash Flow Improvement and Capital Redeployment Plan approved in fiscal year 2010 called for the closure of 24 locations. In accordance with this plan, the entire fiscal activity of the applicable stores closed after the inception of the plan has been reclassified to discontinued operations. For comparison purposes, prior fiscal year’s results related to these same locations have also been reclassified to discontinued operations. Stores we close and classify as discontinued operations are significant in the number of stores closed. We believe the majority of cash flows lost will not be recovered and generated by the ongoing entity. We believe the majority of sales lost by closing a significant number of stores within a short period of time will not be recovered. In addition, there will not be any ongoing involvement or significant cash flows from the closed stores. Stores we close, but do not classify as discontinued operations, follow the implementation guidance in ASC 205-20-55 because cash flows are expected to be generated by the ongoing entity. There is some migration of customer traffic to existing or new locations, and ultimately the majority of sales lost by closing these stores is expected to be eventually replaced by sales from new and existing locations.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s discussion and analysis of the financial condition and results of operations should be read in conjunction with the consolidated financial statements and footnotes for the fiscal years ended August 29, 2012 (“fiscal year 2012”), August 31, 2011 (“fiscal year 2011”) and August 25, 2010 (“fiscal year 2010”), included in Item 8 of this report.

Overview

In fiscal year 2012, we generated revenues primarily by providing quality food to customers at our 94 Luby’s Cafeteria branded restaurants located primarily in Texas and 60 Fuddruckers restaurants located throughout the United States, 3 Koo Koo Roo restaurants in California, and 122 Fuddruckers franchises located primarily in the United States. On July 26, 2010, we became a multi-brand restaurant company with a national footprint through the acquisition of substantially all of the assets of Fuddruckers. The Fuddruckers acquisition added 59 Company-operated restaurants and a franchise network of 130 franchisee operated units. This acquisition further expanded our family-friendly, value-oriented portfolio of restaurants located in close proximity to retail centers, business developments and residential areas. In addition to our restaurant business model, we also provide culinary contract services for organizations that offer on-site food service, such as health care facilities, colleges and universities, as well as businesses and institutions.

In fiscal years 2012 and 2011, we continued to operate our two core brands in the competitive fast casual segment of the restaurant industry. Much of our strategic focus centered around refining our prototype restaurant designs, exploring new avenues for revenue growth, re-investing in our core restaurant models via remodel activity, and supporting our growth initiatives with various marketing techniques.

Since the acquisition of Fuddruckers, we have opened 7 franchise units, four new prototype Company units and acquired 3 units from franchisees. We were able to grow sales at our company operated Fuddruckers restaurants through a combination of local market outreach, upgrading the décor of some of our restaurants, and training our restaurant management and crews for the highest level of customer service. Some specific local market outreach programs included partnering with local youth sporting teams, customer surveying, and further establishing relationships with other local businesses so that there is high awareness of the Fuddruckers offerings among their employees and customers. At our Luby’s cafeteria brand, we were very encouraged by the full year results of our newest cafeteria that opened at the end of fiscal year 2011. This was a location where we relocated from an in-line shopping center to a newly constructed Luby’s prototype on a pad side in the parking lot. The sales at this unit give us further confidence that the Luby’s cafeteria brand has broad appeal and generates solid cash flow returns with this prototype at the right location. Through focused efforts, the cafeteria brand also found solid success with growing the catering business, which includes large take-out orders as well as delivery to a customer’s location. We continue menu development and innovation at both brands and rotate seasonal offerings throughout the year to generate interest and excitement at our restaurants. Our all-you-can-eat breakfast buffet that we rolled out at a majority of our cafeteria locations in fiscal year 2011 continued to contribute to our sales volume in fiscal year 2012. We also reduced the breadth and frequency of limited time offers in fiscal year 2012 compared to fiscal year 2011 in efforts to improve gross profit margins while offering everyday value menu pricing to our guests.

Store level profit margin improved to 15.4% in fiscal year 2012 compared to 12.7% in fiscal year 2011. The food commodity price inflation that we experienced in the first two quarters of fiscal year 2012 subsided in the third and fourth quarter and the food cost management practices that we implemented were effective at reducing waste and identifying areas for food cost savings. Training of our restaurant management and crew members in restaurant unit economics, with a focus on matching the cost structure to the sales and traffic volume at each restaurant, contributed to year-over-year improvement in store level profit margins. Average customer spend increased at both of our core restaurant brands as we reduced our limited time offers (removing the inherent discounts from these specially priced items), improved the mix of menu items sold, and encouraged the purchase of additional “add-on” menu items through suggestive selling initiatives. Customer counts increased at Fuddruckers and decreased at our cafeteria units. The decrease in customer counts at our cafeteria units was primarily a reduction in the quantity of kids meals sold and a reduction in the quantity of limited time offers. Our goal in fiscal year 2013 will continue to be balance the trade-off between customer growth and average customer spend. Our aim is always to increase customer frequency by marketing quality offerings and building long term brand loyalty and increased profitability.

Capital spending increased to $25.8 million in fiscal year 2012 from $11.0 million in fiscal year 2011. This capital investment included the development of one cafeteria and three Fuddruckers (two restaurants opened on the first day of fiscal year 2013), funding our remodeling program, recurring maintenance capital including infrastructure projects, as well as property that we acquired and leased to a franchisee. We remain committed to maintaining the attractiveness of all of our restaurant locations where we anticipate operating over the long term. In fiscal year 2013, we anticipate making capital investments of between $22 million and $27 million, primarily for maintaining and remodeling of existing units, purchase of property, and construction of new restaurant units.

We have been able to use our cash from operations to fund our capital expenditures. Additional cash has been generated with the sale of properties that were closed as part of or before the implementation of our Cash Flow Improvement and Capital Redeployment Plan announced in October 2009. As a result, we have been able to use the proceeds from these property sales and excess cash generated from operations to significantly pay down our debt balance to $13.0 million by the end of fiscal year 2012, representing an approximate 75% reduction in our outstanding debt balance over a two year period.

Fiscal Year 2012 Review

Same-store restaurant sales at our restaurant units increased 2.2% for fiscal year 2012 compared to fiscal year 2011. The Fuddruckers restaurants were not included in our same-store grouping until the third quarter of fiscal year 2012. Had the Fuddruckers restaurants been included in the same-store grouping for all of fiscal year 2012, our same-store sales increase would have been 2.6%. Same store sales increased for each of the four quarters in fiscal year 2012, the first time this has been achieved since fiscal year 2006. Our increase in same store sales was generated by an increase in average customer spend at both of our core restaurant brands and an increase in customer traffic at our Fuddruckers restaurants.

Income from continuing operations improved from $2.6 million, or $0.09 per share, on $348.7 million in total sales in fiscal year 2011 to income from continuing operations of $7.6 million, or $0.27 per share, on $350.1 million in total sales in fiscal year 2012.

Fiscal year 2012 income from continuing operations improved by $5.0 million year-over-year. This profitability improvement was the result of expanding store level profit (defined as restaurant sales less food costs, payroll and related cost, and other operating expenses) and lower interest expense. Store level profit as a percentage of restaurant sales improved 270 basis points in fiscal year 2012 compared to fiscal year 2011:

•

Food costs, as a percentage of restaurant sales improved to 27.9% in fiscal year 2012 from 28.9% in fiscal year 2011. The decrease in food costs as a percentage of restaurant sales is due to more effective cost management practices resulting, in part, from the restaurant back office system we implemented in fiscal year 2011, as well as the benefit of investing in enhanced training for our restaurant managers and crews.

•

Payroll and related costs, as a percentage of restaurant sales, improved to 33.9% in fiscal year 2012 from 34.8% in fiscal year 2011. Payroll and related costs as a percentage of sales improved as crew labor costs decreased as result of better labor scheduling processes adopted during the year, including the ability to react more quickly to changes in customer traffic.

•

Operating expenses, as percentage of restaurant sales, decreased to 22.8% in fiscal year 2012 compared to 23.7% in fiscal year 2011. The improvement was due to significant reductions in utilities and other reductions in restaurant supplies, services and repairs and maintenance expense, partially offset by increases in marketing and advertising expenses and insurance costs.

•

Depreciation expense increased $0.8 million in fiscal year 2012 compared to fiscal year 2011 due to investments made in new locations as well as the capital we have used for remodeling existing locations and reflects primarily the addition of Fuddruckers assets, partially offset by lower depreciation of our cafeteria assets.

•	General and administrative expenses increased by $1.1 million reflecting primarily an increase in salaries and benefits.

•

Interest expense decreased $1.5 million on lower average outstanding debt balances. The lower debt balances are a result of cash from operations and proceeds from property sales being used to first fund capital investments and then reduce debt balances.

•	Income taxes included a valuation allowance release of $2.6 million in fiscal year 2012 income from continuing operations offset by an unrecognized tax benefit accrual of $0.9 million.

Our culinary contract services (“CCS”) business continued to grow as this business generated $17.7 million in sales during fiscal year 2012 compared to $15.6 million in sales during fiscal year 2011. We view this area as a growth business that generally requires less capital investment and more favorable percentage returns on invested capital.

Our long-term plan continues to focus on expanding both of our brands, including the Fuddruckers franchise network, as well as growing our CCS business. We are also committed to making capital investments with suitable return characteristics, reducing debt through sales of properties where we have closed restaurants as well as using cash flow from operations. We believe our operational execution has improved through our commitment to higher operating standards, and we believe that we are well-positioned to enhance shareholder value over the long term.

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

Same-Store Sales

The restaurant business is highly competitive with respect to food quality, concept, location, price, and service, all of which may have an effect on same-store sales. Our same-store sales calculation measures the relative performance of a certain group of restaurants. To qualify for inclusion in this group, a store must have been in operation for 18 consecutive accounting periods. The Fuddruckers units that were acquired in July 2010 were included in the same-store grouping beginning with the third quarter of fiscal yaer 2012. Stores that close on a permanent basis are removed from the group in the fiscal quarter when operations cease at the restaurant, but remain in the same-store group for previously reported fiscal quarters. Although management believes this approach leads to more effective year-over-year comparisons, neither the time frame nor the exact practice may be similar to those used by other restaurant companies. Same-store sales at our restaurant units increased 2.2% for fiscal year 2012, increased 2.5% for fiscal year 2011 and decreased 7.4% for fiscal year 2010.

The following table shows the same-store sales change for comparative historical quarters:

Increase (Decrease)	Fiscal Year 2012				Fiscal Year 2011				Fiscal Year 2010
	Q4	Q3	Q2	Q1	Q4	Q3	Q2	Q1	Q4	Q3	Q2	Q1
Same-store sales	2.4%	1.1%	2.2%	3.5%	(0.6)%	3.5%	2.7%	5.5%	(0.5)%	(4.8)%	(12.5)%	(13.3)%

Discontinued Operations

Our Cash Flow Improvement and Capital Redeployment Plan called for the closure of 24 underperforming units. In accordance with the plan, the entire fiscal activity of the applicable stores closed after the inception of the plan has been classified as discontinued operations. Results related to these same locations have also been classified as discontinued operations for all periods presented.

RESULTS OF OPERATIONS

Fiscal Year 2012 (52 weeks) compared to Fiscal Year 2011 (53 weeks)

Sales

Total company sales increased approximately $1.3 million, or 8.4%, in fiscal year 2012 compared to fiscal year 2011, consisting primarily of a $2.1 million increase in CCS sales, offset by a $0.8 million decrease in restaurant sales. The other components of total sales are franchise revenue and vending income.

The company operates with three reportable operating segments: Company owned restaurants, franchise operations, and CCS.

Company Owned Restaurants

Restaurant Sales

Restaurant sales decreased $0.8 million in fiscal year 2012 compared to fiscal year 2011. The decrease in restaurant sales included a $3.6 million decrease in sales at Luby’s cafeteria-branded restaurants offset by a $2.8 million increase in sales from Fuddruckers-branded restaurants. Part of this decrease was also due to the inclusion of one more week in fiscal year 2011 compared to fiscal year 2012. The extra week in fiscal 2011 accounted for approximately $4.3 million in sales at our cafeteria units and $1.9 million in sales at our company-operated Fuddruckers units in that year.

On a same store-store basis, restaurant sales increased 2.2%. The improved same store sales is primarily due to improving economic conditions, our focus on continued local restaurant marketing efforts, expansion of our catering business, and the remodeling efforts at specific restaurant units.

Cost of Food

Food costs decreased approximately $3.8 million, or 4.0%, in fiscal year 2012 compared to fiscal year 2011 primarily due to more effective cost management practices and benefits from the restaurant back office system we implemented before the start of fiscal year 2012, and the inclusion of one additional week in fiscal year 2011. The additional week in fiscal year 2011 accounted for approximately $1.8 million in food costs. As a percentage of restaurant sales, food costs decreased 1.0%, to 27.9%, in fiscal year 2012 compared to 28.9% in fiscal year 2011. This improvement was due primarily to realizing the (1) benefits of enhanced training for our restaurant management and crews; (2) increased utilization of our restaurant back office system; (3) reduction in the quantity and frequency of offering select menu items at a lower price on a limited time basis during certain periods in order generate incremental guest traffic; and (4) partially offset by higher food commodity prices in several categories during the first half of fiscal year 2012 compared to fiscal year 2011.

Payroll and Related Costs

Payroll and related costs decreased approximately $2.9 million, or 2.6% in fiscal year 2012 compared to fiscal year 2011 due primarily to the inclusion of one additional week in fiscal year 2011 as well as enhanced labor scheduling processes adopted during fiscal year 2012. The additional week accounted for approximately $2.2 million in payroll and related costs. As a percentage of restaurant sales, these costs improved 0.8%, to 33.9%, in fiscal year 2012 compared to 34.8% in fiscal year 2011. The improvement in these costs as a percentage of sales is due to (1) enhanced labor scheduling processes that include the ability to react more quickly to changes in customer traffic, (2) the reduction in hourly labor required when compared to fiscal year 2011 with its increased customer traffic generated from limited time offers; and (3) the ability to leverage labor costs on the higher same store sales volume. These decreases in payroll and labor costs were offset by some increases in restaurant management positions at certain units to support the local store marketing initiatives, drive incremental sales, while further improving customer service.

Other Operating Expenses

Other operating expenses primarily include restaurant-related expenses for utilities, repairs and maintenance, advertising, insurance, services and occupancy costs. Other operating expenses improved approximately $2.9 million, or 3.7%, in fiscal year 2012 compared to fiscal year 2011. The decrease was due primarily to decreases in most cost categories and the inclusion of one additional week in fiscal year 2011. The additional week accounted for approximately $1.5 million in other operating expenses. As a percentage of restaurant sales, other operating expenses improved 0.9%, to 22.8%, in fiscal year 2012 compared to 23.7% in fiscal year 2011. This improvement in other operating expenses as a percentage of restaurant sales was due to (1) lower utility costs with more typical weather in our core markets in fiscal year 2012 compared to fiscal year 2011 and lower utility rates; (2) lower repairs and maintenance costs. Restaurant services and supplies was marginally lower as a percent of sales offset by marginally higher marketing and advertising expense as a percentage of sales.

Franchise Operations

We offer franchises for the Fuddruckers brand. Franchises are sold in markets where expansion is deemed advantageous to the development of the Fuddruckers concept and system of restaurants. Franchise revenue includes (1) royalties to paid to us as the franchisor for the Fuddruckers brand; (2) franchise fees paid to us when franchise development agreements are executed and when franchise units are opened for business or transferred to new owners. Franchise revenue increased $140 thousand in fiscal year 2012 compared to fiscal year 2011 which included a $155 thousand increase in franchise fees offset by a $15 thousand decline in franchise royalties. In fiscal year 2012, our franchisees opened six units, including one in Mexico where we are a joint venture partner. During the year, there were also three franchise units that closed on a permanent basis. We ended fiscal year 2012 with 125 Fuddruckers franchise units in the system. As of November 5, 2012, we are the franchisor to 121 franchise owned and operated units.

Culinary Contract Services

CCS is a business line servicing healthcare, higher education, and corporate dining clients. The healthcare accounts are full service and typically include in-room delivery, catering, vending, coffee service and retail dining. This business line varied between 18 and 21 client locations through fiscal year 2012 and also between 18 and 21 client locations in 2011. In fiscal year 2012, we refined our operating model by concentrating on clients able to enter into agreements where all operating costs are reimbursed to us and we charge a generally fixed fee. These agreements typically present lower financial risk to the company.

Culinary Contract Services Revenue

CCS revenue increased $2.1 million, or 13.4% in fiscal year 2012 compared to fiscal year 2011. While the number of locations has varied, we believe we now operate with a stronger mix of client. A number of locations realized sales volume increases or were open for a greater portion of fiscal year 2012 than fiscal year 2011. One location that opened in quarter 2 of fiscal year 2012 contributed $0.6 million to the revenue increase while four locations that ceased operations prior to the start of fiscal year 2012 reduced revenue by $0.8 million.

Cost of Culinary Contract Services

Cost of CCS includes the food, payroll and related, and other direct operating expenses associated with generating culinary contract sales. Cost of CCS increased approximately $2.0 million, or 14.0%, in fiscal year 2012 compared to fiscal year 2011 due to a commensurate increase in culinary contract sales volume.

Opening Costs

Opening costs include labor, supplies, occupancy, and other costs necessary to support the restaurant through its opening period. Opening costs were approximately $0.4 million in fiscal year 2012 compared to approximately $0.3 million in fiscal year 2011. Opening costs in fiscal year 2012 included the cost associated with opening three Fuddruckers units and one cafeteria, as well as the carrying costs for property slated for development. Opening costs in fiscal year 2011 included the costs associated with opening one Luby’s Cafeteria unit, three Fuddruckers units, one Fuddruckers Express, the carrying costs for one property slated for future development, and the support costs associated with franchisees opening one unit.

Depreciation and Amortization

Depreciation and amortization expense increased by approximately $0.8 million, or 4.5%, in fiscal year 2012 compared to fiscal year 2011 primarily due to the investments made in new locations as well as the capital we have used to remodeling existing locations.

General and Administrative Expenses

General and administrative expenses include corporate salaries and benefits-related costs, including restaurant area leaders, share-based compensation, professional fees, travel and recruiting expenses and other office expenses. General and administrative expenses increased by approximately $1.1 million, or 3.9%, in fiscal year 2012 compared to fiscal year 2011. The increase was due to an increase of $1.7 million in salaries and benefits expense in fiscal year 2012 as result of higher base and variable incentive compensation, offset by a $0.8 reduction in professional fees and corporate services. Increases in travel expense and insurance expense offset by corporate supplies and other corporate expenses increased by $0.2 million in the aggregate. As a percentage of total sales, general and administrative expenses increased to 8.8% in fiscal year 2012 compared to 8.5% in fiscal year 2011 primarily due to the increase in corporate salary and benefit expense.

Provision for asset impairments, net

The provision for asset impairments, net, increased $0.4 million in fiscal year 2012 compared to fiscal year 2011. The impairment charges in fiscal year 2012 relate to one terminated culinary location, and two leased restaurant properties that we continue to operate. The impairment charges in fiscal year 2011 relate to one closed restaurant property that was sold during the fiscal year and one closed restaurant property at the end of the fiscal year that was under contract to be sold. In each case, the actual or estimated net sales proceeds were less than the net carrying value of the assets.

Net Loss (Gain) on Disposition of Property and Equipment

The disposition of property and equipment in fiscal year 2012 resulted in a net loss of approximately $0.3 million, which included normal asset retirement activity in our restaurant units as well as the loss on disposition of assets at two restaurant locations that closed during fiscal year 2012. The disposition of property and equipment in fiscal year 2011 resulted in a net gain of approximately $1.4 million, which included gain on sales of restaurant properties in excess of net book value, partially offset by asset retirement activity in our restaurant units.

Interest Income

Interest income increased by approximately $4 thousand primarily due to marginally higher cash and cash equivalent balances.

Interest Expense

Interest expense in fiscal year 2012 decreased approximately $1.5 million compared to fiscal year 2011, due to lower average outstanding debt balances as excess cash from operations and sales of properties was utilized to reduce debt balances.

Other Income, Net

Other income, net, consisted primarily of the following components: net rental property income and expenses relating to property for which we are the landlord; prepaid sales tax discounts earned through our participation in state tax prepayment programs; and oil and gas royalty income.

Other income, net, decreased by approximately $0.2 million in fiscal year 2012 compared to fiscal year 2011. The decrease was primarily due to (1) oil and gas royalty income earned in fiscal year 2011 that was not earned in fiscal year 2012; offset by (2) higher net rental income on properties that we lease to third parties.

Taxes

The income tax expense related to continuing operations for fiscal year 2012 was $1.7 million compared to income tax expense of $0.5 million for fiscal year 2011. The expense for income taxes in fiscal year 2012 reflects the tax effect of the pre-tax income for the year adjusted for state income taxes, general business credits and a reduction in a tax valuation allowance. The income tax expense in fiscal year 2011 reflects the tax effect of pre-tax income for the year adjusted for state income taxes, general business credits and a reduction in a tax valuation allowance.

The reversals of the valuation allowance amounts in fiscal years 2011 and 2012 were based upon continued improvement in current and projected operational performance, our ability to utilize net operating loss (“NOL”) amounts through carryforward and carryback, as well as recent income from continuing operations. This positive and negative evidence was weighed, and in each year an increasing portion of our deferred tax assets were determined to be realizable, on a more likely than not basis, resulting in reductions of the valuation allowance.

Discontinued Operations

The loss or income from discontinued operations was a $0.7 million loss in fiscal year 2012 compared to income of $0.4 million in fiscal year 2011. The loss of $0.7 million in fiscal year 2012 included (1) $0.8 million in “carrying costs” (typically rent, property taxes, utilities, and maintenance) associated with assets that were related to discontinued operations; (2) impairment charges of $0.9 million for certain assets related to discontinued operations; offset by (3) $0.5 million in gains on sales of assets related to discontinued assets and (4) a $0.4 million income tax benefit related to discontinued operations. The income of $0.4 million in fiscal year 2011 included (1) $2.6 million in gains on sales of assets related to discontinued assets partially offset by; (2) $1.4 million in carrying costs associated with assets that were related to discontinued operations; (3) impairment charges of $0.6 million for certain assets related to discontinued operations; and (4) a $0.2 million income tax provision related to discontinued operations.

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

The company operates with three reportable segments: Company owned restaurants, franchise operations, and CCS.

Company Owned Restaurants

Fuddruckers operating results for fiscal year 2010 include only the 31 days from the acquisition date of substantially all of the assets of Fuddruckers through the end of fiscal year 2010. Fuddruckers operating results for fiscal year 2010 include only the 31 days from the acquisition date of substantially all of the assets of Fuddruckers through the end of fiscal year 2010. The $95.0 million increase in restaurant sales included a $9.4 million increase in sales at Luby’s Cafeteria-branded restaurants and $85.6 million increase in sales from Fuddruckers-branded restaurants. Part of this increase was also due to the inclusion of one more week in fiscal year 2011 compared to fiscal year 2010. The extra week accounted for approximately $4.3 million in sales at our cafeteria units and $1.9 million in sales at our company-operated Fuddruckers units.

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

Franchise Operations

We offer franchises for the Fuddruckers brand. Franchises are sold in markets where expansion is deemed advantageous to the development of the Fuddruckers concept and system of restaurants. Franchise revenue includes (1) royalties paid to us as the franchisor for the Fuddruckers brand; (2) franchise fees paid to us when franchise development agreements are executed and when franchise units are opened for business or transferred to new owners. Franchise revenue increased $6.5 in fiscal year 2011 compared to fiscal year 2010 which included $6.4 million in franchise royalties and less than $0.1 million in franchise fees. In fiscal year 2011, our franchisees opened one unit, one unit was sold to us as the franchisor, and eight closed on a permanent basis. We ended fiscal year 2012 with 122 Fuddruckers franchise units in the system.

Culinary Contract Services

CCS is a business line servicing healthcare, higher education, and corporate dining clients. The healthcare accounts are full service and typically include in-room delivery, catering, vending, coffee service and retail dining. This business line varied between 18 and 21 client locations through fiscal year 2011 and also between 15 and 18 client locations in 2010.

Culinary Contract Services Revenue

CCS revenue increased $1.9 million, or 13.8% in fiscal year 2011 compared to fiscal year 2010. The increase in culinary revenue was due primarily to the net addition of three location during fiscal year 2011 compared to fiscal year 2012 as well as the timing and sales volume magnitude of the locations operated by our CCS business segment. A portion of the increase was also attributable to one additional week of operations if fiscal year 2011 compared to fiscal year 2010.

Cost of Culinary Contract Services

Cost of culinary contract services includes the food, payroll and related, and other direct operating expenses associated with generating culinary contract sales. Our CCS business line operated between 18 and 22 facilities during fiscal year 2011 compared to operating between 15 and 18 facilities during fiscal year 2010. Cost of culinary contract services increased approximately $2.1 million, or 16.5%, in fiscal year 2011 compared to fiscal year 2010 due to increases in bad debt expense and wages resulting from an increase in the numbers of contracts

Opening Costs

Opening costs include labor, supplies, occupancy, and other costs necessary to support the restaurant through its opening period. Opening costs were approximately $0.3 million in fiscal year 2011 compared to approximately $0.2 million in fiscal year 2010. Opening costs in fiscal year 2011 included the costs associated with opening one Luby’s Cafeteria unit, three Fuddruckers units, one Fuddruckers Express, the carrying costs for one property slated for future development, and the support costs associated with franchisees opening one unit. Opening costs in fiscal year 2010 also included an impairment charge of less than $0.1 million for assets that will not be fully incorporated in the final design of a unit.

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

The partial reversals of the valuation allowance amounts in fiscal years 2010 and 2011 were based upon continued improvement in current and projected operational performance, our ability to utilize net operating loss (“NOL”) amounts through carryforward and carryback, as well as recent sustained losses from continuing operations. This positive and negative evidence was weighed, and in each year an increasing portion of our deferred tax assets was determined to be realizable, on a more likely than not basis, with corresponding adjustments to the valuation allowance.

Discontinued Operations

The loss or income from discontinued operations was $0.4 million income in fiscal year 2011 compared to a loss of $2.3 million in fiscal year 2010. The income of $0.4 million in fiscal year 2011 included (1) $2.6 million in gains on sales of assets related to discontinued assets partially offset by (2) $1.4 million in carrying costs associated with assets that were related to discontinued operations; (3) impairment charges of $0.6 million for certain assets related to discontinued operations; and (4) a $0.2 million income tax provision related to discontinued operations. The loss of $2.3 million in fiscal year 2010 included (1) $4.7 million in carrying costs associated with assets that were related to discontinued operations and (2) impairment charges of $0.4 million for certain assets related to discontinued operations; offset by (3) $1.6 million in gains on sales of assets related to discontinued assets and (4) a $1.2 million income tax benefit related to discontinued operations.

LIQUIDITY AND CAPITAL RESOURCES

Cash and Cash Equivalents

General. Our primary sources of short-term and long-term liquidity are cash flows from operations and our revolving credit facility.

Cash and cash equivalents remained flat as of fiscal year end 2012 compared to fiscal year end 2011. Cash provided by operating activities of $29.3 million was offset by cash used in financing activities of $8.5 million and cash used in investing activities of $20.8 million. Cash flow from operations was favorably impacted by increased total revenue in fiscal year 2012 compared to fiscal year 2011 and by significant improvements in cost of food, payroll and related costs and other operating costs. Although we decreased our repayments of our credit facility in fiscal year 2012 compared to fiscal year 2011, we increased our capital expenditures and we plan to continue the level of capital expenditures necessary to keep our restaurants attractive and operating efficiently.

Although macroeconomic conditions continued to affect our cash flow from operations in fiscal year 2011, cash and cash equivalents were favorably impacted by the acquired Fuddruckers assets as well as increased revenue and related cash flow from Luby’s Cafeterias units during fiscal year 2011 and by proceeds from disposal of assets and property held for sale. Our capital expenditures and cash used to repay debt were significantly higher in fiscal year 2011 than fiscal year 2010.

Cash and cash equivalents were primarily affected by the acquisition of substantially all of the assets of Fuddruckers and the related financing during the fourth quarter of fiscal year ended August 25, 2010 and the related borrowing under our credit facility and the macroeconomic conditions that affected our fiscal year 2010 cash flow from operations.

Our cash requirements consisted principally of:

•	payments to reduce our debt;

•	capital expenditures for culinary contract services development and construction, restaurant renovations and upgrades and information technology; and

•	working capital primarily for our company-owned restaurants and culinary contract services agreements.

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

The following table summarizes our cash flows from operating, investing and financing activities:

	Year Ended
	August 29, 2012	August 31, 2011	August 25, 2010
	(In thousands)
Total cash provided by (used in):
Operating activities	$29,262	$16,453	$9,297
Investing activities	(20,790)	3,034	(48,712)
Financing activities	(8,501)	(20,535)	40,833

Increase (decrease) in cash and cash equivalents	$(29)	$(1,048)	$1,418

Operating Activities. Cash flow from operating activities increased from $16.5 million in fiscal year 2011 to $29.3 million in fiscal year 2012. The $12.8 million increase in cash flow from operating activities was primarily due to an $8.9 million increase in segment level profit. Total revenue was $1.3 million higher in fiscal year 2012 than fiscal year 2011, cost of food, payroll and related costs and other operating costs were lower by $3.8 million, $2.9 million and $2.9 million, respectively in fiscal year 2012 compared to fiscal year 2011, offset by higher costs of food service for culinary contract services. Other operating costs include repairs and maintenance, utilities, services, occupancy costs and insurance costs. Cash flow from operating activities further benefitted from $0.6 million in lower other operating costs related to discontinued operations, $0.9 million in lower interest payments and $0.7 million in lower payments for professional services.

Cash flow from operating activities increased from $9.3 million in fiscal year 2010 to $16.5 million in fiscal year 2011. The $7.2 million increase in cash flow from operating activities from fiscal year 2010 to fiscal year 2011 was primarily due to a full year of Fuddruckers activity in fiscal year 2011 versus less than a full quarter in fiscal year 2010. Fiscal year 2011 was also impacted by the additional week in the fiscal year. Total revenue was $104.0 million higher in fiscal year 2011 than fiscal year 2010, offset by higher cost of food, payroll and related costs, other operating costs and costs of food service for culinary contract services of $30.7 million, $30.3 million, $25.7 million and $2.1 million, respectively in fiscal year 2011 compared to fiscal year 2010. Cash flow from operating activities further benefitted from $2.7 million in lower other operating costs related to discontinued operations and $1.2 million in lower payments for professional services. Cash flow from operations was negatively impacted by increases in payroll and related corporate costs of $3.1 million, interest payments of $1.6 million and travel of $0.9 million from fiscal year 2010 to fiscal year 2011.

Investing Activities. We generally reinvest available cash flows from operations to develop new restaurants, enhance existing restaurants and to support culinary contract services. Cash used by investing activities was $20.8 million in fiscal year 2012 compared to cash provided by investing activities of $3.0 million in fiscal year 2011. In fiscal year 2012, proceeds from disposal of assets, insurance and property held for sale was $5.2 million including $4.7 million related to discontinued operations. In fiscal year 2012, purchases of property and equipment were $25.8 million, including $19.1 million in capital expenditures related to company-owned restaurants, $6.5 million in corporate related capital expenditures and $0.3 million in capital expenditures related to culinary contract services. In fiscal year 2012, the capital expenditures related to company owned assets included purchases of land for future use and construction costs related to new operating units and the corporate capital expenditures included in the purchase of properties subsequently leased to a franchisee and the purchase of a previously leased property in discontinued operations. In fiscal year 2011 purchases of property and equipment was $11.0 million, including $10.0 million in capital expenditure related to company-owned restaurants, $0.7 million in corporate related capital expenditures and $0.3 million in capital expenditures related to culinary contract services. Company owned restaurant capital expenditures included purchases of new equipments and new restaurant construction. Our capital expenditure program includes, among other things, investments in new restaurant and culinary contract service locations, restaurant remodeling, and information technology enhancements.

Financing Activities. Cash used by financing activities was $8.5 million in fiscal year 2012 and $20.5 million in fiscal year 2011. In fiscal year 2011 we reduced debt from $41.5 million at the August 25, 1010 to $21.5 million at August 31, 2011. In fiscal year 2012 we reduced debt from $21.5 million at August 31, 2011 to $13.0 million at August 29, 2012.

Status of Long-Term Investments and Liquidity

At August 29, 2012, we did not hold any long-term investments.

Status of Trade Accounts and Other Receivables, Net

We monitor the aging of our receivables, including Fuddruckers franchising related receivables, and record provisions for uncollectability, as appropriate. Credit terms of accounts receivable associated with our CCS business vary from 30 to 45 days based on contract terms.

Working Capital

Current assets decreased $1.0 million due to decreases in trade accounts and other accounts receivable of $0.4 million, food and supply inventories of $0.6 million and deferred income taxes of $0.9 million offset by prepaid expenses of $1.1 million. Accounts receivable decreased $0.4 million due to the collection of $0.5 million of construction reimbursement related to our relocated Luby’s cafeteria in Houston, income tax related refunds and impairments of $0.4 million and increases to reserves of $0.4 million primarily due to two CCS accounts and two lease tenants, offset by $0.7 million in beverage contract rebates accrued beginning in fiscal 2012 and net franchise royalties of $0.1 million. The $0.6 million decrease in food and supply inventories was due to decreases in facility service restaurant supplies inventory. The $0.9 million decrease in deferred tax assets is due to our realization of deferred tax assets in fiscal year 2012. The $1.1 million increase in prepaid expenses was primarily due to prepaid insurance premiums.

Current liabilities increased $2.5 million due to a $0.6 million increase in accounts payable and accrued expenses and other liabilities of $2.1 million, offset by decreases in liabilities related to discontinued operations of $0.2 million. The $0.6 million increase in accounts payable was primarily due to normal timing differences between payments, period end and calendar end dates and the extra week in fiscal year 2011. The increase of $2.1 million in accrued expenses and other liabilities is a result of increases in accruals related to salaries and incentives of $3.6 million and unredeemed gift cards of $0.2 million offset by decreases of $0.8 million for taxes other than income taxes and $0.9 million for accrued legal and professional fees. The $0.2 million decrease in liabilities related to discontinued operations is due to lower accrued property taxes in fiscal year 2012.

Capital Expenditures

Capital expenditures consist of purchases of real estate for future restaurant sites, culinary contract services investments, new unit construction, purchases of new and replacement restaurant furniture and equipment, and ongoing remodeling programs. Capital expenditures for fiscal year 2012 were approximately $25.8 million and related to recurring maintenance of our existing units, to improvement of our culinary contract services business and the development of future restaurant sites. We expect to be able to fund all capital expenditures in fiscal year 2013 using proceeds from the sale of assets, cash flows from operations and our available credit. We expect to spend approximately $22.0 million to $27.0 million on capital expenditures in fiscal year 2013.

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

The aggregate amount of the lenders’ commitments under the 2009 Credit Facility was $50.0 million as of August 29, 2012. The 2009 Credit Facility also provides for the issuance of letters of credit in a maximum aggregate amount of $15.0 million outstanding at any one time. At August 29, 2012, $36.1 million was available under the 2009 Credit Facility.

The 2009 Credit Facility is guaranteed by all of our present subsidiaries and will be guaranteed by our future subsidiaries. In addition, in connection with the expansion of the 2009 Credit Facility that accompanied our acquisition of substantially all of the assets of Fuddruckers in July 2010, Christopher J. Pappas, our President and

Chief Executive Officer, and Harris J. Pappas, a member of our Board of Directors, guaranteed the payment of up to $13.0 million of our indebtedness under the 2009 Credit Facility. The maximum amount of this guaranty was reduced to $9.5 million on February 28, 2011, further reduced to $6.0 million on May 31, 2011 and finally reduced to zero as of August 25, 2011.

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

The proceeds of the 2009 Credit Facility are available for our general corporate purposes and general working capital purposes and capex.

Borrowings under the 2009 Credit Facility are subject to mandatory repayment with the proceeds of sales of certain of our real property, subject to certain exceptions.

The 2009 Credit Facility is secured by a perfected first priority lien on certain of our real property and all of the material personal property owned by us or any of our subsidiaries, other than certain excluded assets (as defined in the Credit Agreement). At August 29, 2012, the carrying value of the collateral securing the 2009 Credit Facility was $88.6 million.

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

•

limiting Capital Expenditures (as defined in the Credit Agreement) to $15.0 million for the fiscal year ended August 31, 2011, to $34.9 million for the fiscal year ended August 29, 2012, and for any subsequent fiscal year, to the sum of (1) the lesser of (a) $38.0 million or (b) an amount equal to 130% of EBITDA for the immediately preceding fiscal year plus (2) any unused availability for capital expenditures from the immediately preceding fiscal year, and

•	restrictions on certain acquisitions of all or a substantial portion of the assets, property and/or equity interests of any person.

We were in compliance with the covenants contained in the Credit Agreement as of August 29, 2012.

The Credit Agreement also includes customary events of default. If a default occurs and is continuing, the lenders’ commitments under the Credit Facility may be immediately terminated and/or we may be required to repay all amounts outstanding under the Credit Facility.

As of August 29, 2012, we had $13.0 million in outstanding loans and $0.9 million committed under letters of credit, which were issued as security for the payment of insurance obligations.

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

Contractual Obligations

At August 29, 2012, we had contractual obligations and other commercial commitments as described below:

	Payments due by Period
Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	After 5 Years
	(In thousands)
Long-term debt (a)	$13,087	$20	$13,060	$7	$0
Operating lease obligations (b)	59,929	11,736	20,358	11,831	16,004
Uncertain tax positions liability (c)	970	601	369	0	0

Total	$73,986	$12,357	$33,787	$11,838	$16,004

	Amount of Commitment by Expiration Period
Other Commercial Commitments	Total	Fiscal Year 2013	Fiscal Years 2013-2014	Fiscal Years 2015-2016	Thereafter
	(In thousands)
Revolving credit facility (2009 Credit Facility)	$13,000	$—	$13,000	$—	$—
Letters of credit	$884	$468	$416	$—	$—

(a)	Long-term debt consists of amounts owed on the 2009 credit facility and note relating to Fuddruckers Tulsa purchase plus interest on note.
(b)	Operating lease obligations contain rent escalations and renewal options ranging from one to twenty-five years.
(c)	The $1.0 million of unrecognized tax benefits have been recorded as liabilities. The timing and amounts of future cash payments related to these liabilities are uncertain.

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

Long-term liabilities reflected in our consolidated financial statements as of August 29, 2012 included amounts accrued for benefit payments under our supplemental executive retirement plan of $0.1 million, accrued insurance reserves of $0.6 million and deferred rent liabilities of $2.3 million.

We are also contractually obligated to our Chief Executive Officer pursuant to an employment agreement. See “Affiliations and Related Parties” below for further information.

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

Under the terms of the Master Sales Agreement, the Pappas entities continue to provide specialized (customized) equipment fabrication primarily for new construction and basic equipment maintenance, including stainless steel stoves, shelving, rolling carts, and chef tables. The total costs under the Master Sales Agreement of custom-fabricated and refurbished equipment were $139,000, $27,000 and $33,000 in fiscal years 2012, 2011 and 2010, respectively. The increase in fiscal year 2012 was primarily due to more restaurant openings in fiscal year 2012 than fiscal year 2011. Services provided under this agreement are subject to review and approval by the Finance and Audit Committee of our Board of Directors.

Operating Leases

In the third quarter of fiscal year 2004, Messrs. Pappas became partners in a limited partnership which purchased a retail strip center in Houston, Texas. Messrs. Pappas collectively own a 50% limited partner interest and a 50% general partner interest in the limited partnership. A third party company manages the center. One of our restaurants has rented approximately 7% of the space in that center since 1969. No changes were made to our lease terms as a result of the transfer of ownership of the center to the new partnership. We made payments of approximately $332,000, $326,000 and $316,000 during fiscal years 2012, 2011 and 2010, respectively, pursuant to the terms of the lease agreement, which currently includes an annual base rate of $14.64 per square foot per year plus maintenance taxes and insurance.

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

Affiliated rents paid for the Houston property lease represented 2.6%, 2.6%, and 5.5% of total rents for continuing operations in fiscal years 2012, 2011 and 2010, respectively.

The following table compares current and prior fiscal year-to-date charges incurred under the Master Sales Agreement, affiliated property leases and other related party agreements to our total capital expenditures, as well as relative general and administrative expenses and other operating expenses included in continuing operations:

	Year Ended
	August 29, 2012	August 31, 2011	August 25, 2010
	(364 days)	(371 days)	(364 days)
	(In thousands)
AFFILIATED COSTS INCURRED:
General and administrative expenses—professional and other costs	$50	$54	$58
Capital expenditures—custom-fabricated and refurbished equipment	139	27	33
Other operating expenses and opening costs, including property leases	332	329	329

Total	$521	$410	$420

RELATIVE TOTAL COMPANY COSTS:
General and administrative expenses	$30,678	$29,530	$25,503
Capital expenditures	25,845	11,038	3,580
Other operating expenses and opening costs	74,479	77,302	51,488

Total	$131,002	$117,870	$80,571

AFFILIATED COSTS INCURRED AS A PERCENTAGE OF RELATIVE TOTAL COMPANY COSTS	0.39%	0.35%	0.52%

In November 2005, Christopher Pappas entered into a new employment agreement that were subsequently amended in August 2012 to extend the termination date thereof to December 2013. Mr. Pappas continues to devote his primary time and business efforts to Luby’s, Inc. while maintaining his role at Pappas Restaurants, Inc.

On July 26, 2010, Christopher and Harris J. Pappas entered into a guaranty agreement with the Company’s lenders in conjunction with the expansion of the Company’s revolving credit facility under the terms of the Second Amendment to the Credit Agreement. With the execution of the Fifth Amendment to the Credit Agreement on August 25, 2011, the Pappas guaranty agreement was terminated.

On December 20, 2011, the Board of Directors of the Company approved the renewal of a consultant agreement with Ernest Pekmezaris, the Company’s former Chief Financial Officer. Under the agreement, Mr. Pekmezaris will continue to furnish to the Company advisory and consulting services related to finance and accounting matters and other related consulting services. The agreement expiring on January 31, 2013 was renewed for twelve months at a lower monthly rate. Mr. Pekmezaris is also the Treasurer of Pappas Restaurants, Inc. Compensation for the services provided by Mr. Pekmezaris to Pappas Restaurants, Inc. is paid entirely by that entity.

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

If the future consequences of differences between financial reporting bases and tax bases of our assets and liabilities result in a net deferred tax asset, management will evaluate the probability of our ability to realize the future benefits of such asset. A valuation allowance related to a deferred tax asset is recorded when it is more likely than not that all or some portion of the deferred tax asset will not be realized. The realization of such net deferred tax asset will generally depend on whether we will have sufficient taxable income of an appropriate character within the carryforward period permitted by the tax law.

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

At the end of fiscal year 2010, total deferred tax assets were approximately $14.5 million. Management reviewed the positive and negative evidence to determine whether these deferred tax assets would more likely than not be realized. The negative evidence was that again the Company experienced a loss from continuing operations and would report a net operating loss for federal income taxes. On the positive side, however, the loss for the year was significantly less than in the prior year and expectations were that the improvements would continue as a result of the recent closure of certain under performing restaurants. Also, the Company acquired substantially all the assets of Fuddruckers at the end of fiscal year 2010 with expectations of additional operational income in the future. Management incorporated these factors into projections of future taxable income but could not determine that it was more likely than not that all of the deferred tax assets would be realized over the projection period. A valuation allowance was still necessary but not in the same amount as the previous year. Management concluded that a valuation allowance of approximately $3.1 million at August 25, 2010 was necessary. The valuation allowance partially offset our NOL carryovers to future years and our carryover of federal general business tax credits and other credits. The reduction of the valuation allowance from August 26, 2009 was reported as part of the tax benefit included in income/(loss) from continuing operations for fiscal year 2010.

At the end of fiscal year 2011, total deferred tax assets were approximately $13.5 million. Management reviewed the positive and negative evidence to determine whether these deferred tax assets would be realized. On the negative side, the Company reported a net operating loss on the federal income tax return of $0.6 million. The positive evidence was that the Company earned income from continuing operations for the year. This was a significant improvement over the last two years and indicates the Company’s cash flow and capital redeployment plan may be working. Even though there were losses in the two prior years, management is more confident that the integration of Fuddruckers and improvements in other operations will provide future revenue to allow the utilization of the deferred tax assets. Management incorporated these factors into projections of future taxable income but could not determine at the end of fiscal year 2011 that it was more likely than not that all of the deferred tax assets would be realized over the projection period. A valuation allowance was still necessary but not in the same amount as the previous year. Management concluded that a valuation allowance of approximately $2.6 million at August 31, 2011 was necessary at the end of fiscal year 2011. The valuation allowance partially offsets our carryover of federal general business tax credits. The reduction of the valuation allowance from August 25, 2010 is reported as part of the tax expense included in Income/(loss) from continuing operations for fiscal year 2011.

At the end of fiscal year 2012, total deferred tax assets were approximately $11.7 million. Management reviewed the positive and negative evidence to determine whether these deferred tax assets would be realized. On the negative side, the Company has federal income tax NOL carryovers of approximately $11.2 and general business credit carryovers of approximately $6.3 million, which will begin to expire at the end of fiscal year 2030 and 2022, respectively, if not utilized by then. On the positive side, the Company earned income from continuing operations for fiscal year 2012 and has cumulative income from continuing operations for the combined three years ending in fiscal year 2012. Additionally, the Company is estimated to report net taxable income on the fiscal year 2012 federal income tax return of approximately $11.2 million, before the utilization of NOL carryovers. Further, management has forecasted the Company’s future operational performance and taxable income, adjusted by varying probability factors, and anticipates that all of its federal NOL carryovers and general business tax carryovers will be fully realized within five years. This has been a significant improvement and indicates the Company’s cash flow and capital redeployment plan are working. Management is more confident that the integration of Fuddruckers and improvements in other operations will provide sufficient future revenue to allow the utilization of the deferred tax assets. Management incorporated these factors into its evaluation of the realization the deferred tax assets, and has determined that it is more likely than not that all of the deferred tax assets will be realized, such that a valuation allowance is no longer necessary. Management concluded that the valuation allowance of approximately $2.6 million should be removed as of the end of fiscal year 2012. The reduction of the valuation allowance is reported as part of the tax expense included in Income/(loss) from continuing operations for fiscal year 2012.

Two of the most significant items included in deferred tax assets are NOL carryovers and general business tax credits. Both of these items may be carried over up to twenty years in the future for possible utilization in the future. NOL amounts carryover beginning in fiscal year 2010 and will begin to expire at the end of fiscal year 2030 through fiscal year 2031, if not utilized by then. The carryover of general business tax credits and other credits were also impacted by amended federal returns, and subsequent to these filings, general business tax credit amounts carryover beginning in fiscal year 2002 and will begin to expire at the end of fiscal year 2022 through 2032, if not utilized by then.

The valuation allowance amounts as of fiscal year 2009 and 2010 partially offset our NOL carryovers to future years and our carryover of general business tax credits. The valuation allowance as of fiscal year 2011 partially offset only our carryover of general business tax credits since a valuation allowance on our NOL carryovers is no longer necessary, as these assets are more likely than not to be fully realized. Considering continuing operational performance and forecasted taxable income projections, management anticipates the NOL carryovers as of the fiscal year ended August 29, 2012 to be realized within five years subsequent. The reversals of the valuation allowance amounts in fiscal years 2010, 2011 and 2012 were based upon continued improvement in current and projected operational performance, ability to utilize NOL amounts through carryforward and carryback, as well as a declining sustained loss from continuing operations in fiscal year 2010 relative to the prior year, and increasing income from continuing operations in fiscal years 2011 and 2012. This positive and negative evidence was weighed, and in each year an increasing portion of our deferred tax assets was determined to be realizable, on a more likely than not basis, with corresponding adjustments to the valuation allowance. The reductions of the valuation allowance in fiscal years 2010, 2011 and 2012 are reported as part of the income tax expense (or benefit) included in income (loss) from continuing operations for the year.

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

For assets held for use, we estimate future cash flows using assumptions based on possible outcomes of the areas analyzed. If the undiscounted future cash flows are less than the carrying value of our location’s assets, we record an impairment based on an estimate of discounted cash flows. The estimates of future cash flows, based on reasonable and supportable assumptions and projections, require management’s subjective judgments. Assumptions and estimates used include operating results, changes in working capital, discount rate, growth rate, anticipated net proceeds from disposition of the property and if applicable, lease terms. The span of time for which future cash flows are estimated is often lengthy, increasing the sensitivity to assumptions made. The time span is longer and could be 20 to 25 years for newer properties, but only 5 to 10 years for older properties. Depending on the assumptions and estimates used, the estimated future cash flows projected in the evaluation of long-lived assets can vary within a wide range of outcomes. We consider the likelihood of possible outcomes in determining the best estimate of future cash flows. The measurement for such an impairment loss is then based on the fair value of the asset as determined by discounted cash flows. We operated 156 restaurants as of November 5, 2012 and periodically experience unanticipated changes in our assumptions and estimates. Those changes could have a significant impact on discounted cash flow models with a corresponding significant impact on the measurement of an impairment. Gains are not recognized until the assets are disposed.

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

We periodically evaluate our intangible assets, primarily the Fuddruckers trademarks and franchise agreements, to determine if events or changes in circumstances such as economic or market conditions indicate that the carrying amount of the assets may not be recoverable. We analyze historical cash flows of operating locations to determine trends that would indicate a need for impairment. We also analyze royalties and collectability from our franchisees to determine if there are trends that would indicate a need for impairment.

Investments

Investments included available-for-sale securities, classified as long-term and reported at fair value. Securities available-for-sale consisted of auction rate securities. Declines in fair value of available-for-sale securities were analyzed to determine if the decline was temporary or “other-than-temporary.” Temporary unrealized gains and losses on available-for-sale securities were excluded from earnings and reported in shareholders’ equity. Other-than-temporary declines reduced earnings. Increases in other-than-temporary declines in fair value were not realized until the securities were sold.

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

NEW ACCOUNTING PRONOUNCEMENTS

In July 2010, the FASB issued ASU 2010-20, Receivables (Topic 310), which provides guidance to enhance disclosures about the credit quality of a creditor’s financing receivables and the adequacy of its allowance for credit loses. The guidance became effective for fiscal year 2012 and its implementations had no material affect on the Company’s consolidated financial statements or footnotes.

In December 2010, the FASB issued ASU 2010-29, Business Combinations (Topic 805): Disclosure of supplemental pro forma information for business combinations. The guidance is effective for fiscal years beginning after December 15, 2010. We adopted the guidance in fiscal year 2012 and its implementation had no material affect on our consolidated financial statements.

In December 2010, the FASB issued ASU 2010-28, Intangibles—Goodwill and Other (Topic 350): When to perform step two of the goodwill impairment test for reporting units with zero or negative carrying amounts. The guidance is effective for fiscal years beginning after December 15, 2010. We adopted the guidance in fiscal year 2012 and its implementation had no material affect on our consolidated financial statements.

In July 2012, the FASB issued ASU No. 2012-02, “Testing Indefinite-Lived Intangible Assets for Impairment.” This pronouncement was issued to simplify how entities test for impairment of indefinite-lived intangible assets. Under this pronouncement, an entity has the option first to assess qualitative factors to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired. In conclusion of this assessment, if an entity finds that it is not more likely that not than an indefinite-lived intangible asset is impaired, then the entity is not required to take further action. However, is an entity concludes otherwise, then it is required to determine the fair value of the indefinite-lived intangible asset and perform the quantitative impairment test by comparing the fair value with the carrying amount in accordance with ASC Topic 350, “Intangibles—Goodwill and Other.” This pronouncement is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012 with early adoption permitted. The adoption of this pronouncement is not expected to have a material impact on the Company’s consolidated financial statements.

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

We are exposed to market risk from changes in interest rates affecting our variable-rate debt. As of August 29, 2012, the total amount of debt subject to interest rate fluctuations outstanding under our Amended New Credit Facility was $13.0 million. Assuming an average debt balance of $13.0 million, a 1.0% increase in prevailing interest rates would increase our annual interest expense by $0.1 million.

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

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders

Luby’s, Inc.

We have audited the accompanying consolidated balance sheets of Luby’s, Inc. (a Delaware corporation) and its subsidiaries as of August 29, 2012 and August 31, 2011, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended August 29, 2012. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Luby’s, Inc. and its subsidiaries as of August 29, 2012 and August 31, 2011, and the results of their operations and their cash flows for each of the three years in the period ended August 29, 2012 in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Luby’s, Inc. and its subsidiaries’ internal control over financial reporting as of August 29, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated November 12, 2012 expressed an unqualified opinion.

/s/ GRANT THORNTON LLP

Houston, Texas

November 12, 2012

Report of Independent Registered Public Accounting Firm on

Internal Control over Financial Reporting

Board of Directors and Shareholders

Luby’s, Inc.

We have audited Luby’s, Inc. (a Delaware corporation) and its subsidiaries’ internal control over financial reporting as of August 29, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Luby’s, Inc. and its subsidiaries’ management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express an opinion on Luby’s, Inc. and its subsidiaries’ internal control over financial reporting based on our audit.

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

In our opinion, Luby’s, Inc. and its subsidiaries maintained, in all material respects, effective internal control over financial reporting as of August 29, 2012, based on criteria established in Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Luby’s, Inc. and its subsidiaries as of August 29, 2012 and August 31, 2011, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years ended August 29, 2012 and our report dated November 12, 2012 expressed an unqualified opinion.

/s/ GRANT THORNTON LLP

Houston, Texas

November 12, 2012

Luby’s, Inc.

Consolidated Balance Sheets

	August 29, 2012	August 31, 2011
	(In thousands, except share data)
ASSETS
Current Assets:
Cash and cash equivalents	$1,223	$1,252
Trade accounts and other receivables, net	4,000	4,429
Food and supply inventories	3,561	4,191
Prepaid expenses	3,010	1,960
Assets related to discontinued operations	40	67
Deferred income taxes	1,932	2,865

Total current assets	13,766	14,764
Property held for sale	602	1,046
Assets related to discontinued operations	4,824	7,837
Property and equipment, net	173,653	166,963
Intangible assets, net	26,679	28,098
Goodwill	195	195
Deferred incomes taxes	9,354	7,680
Other assets	1,944	1,437

Total assets	$231,017	$228,020

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$14,849	$14,226
Liabilities related to discontinued operations	411	609
Accrued expenses and other liabilities	20,677	18,587

Total current liabilities	35,937	33,422
Credit facility debt	13,000	21,500
Liabilities related to discontinued operations	1,133	1,220
Other liabilities	8,288	6,841

Total liabilities	58,358	62,983

Commitments and Contingencies
SHAREHOLDERS’ EQUITY
Common stock, $0.32 par value; 100,000,000 shares authorized; Shares issued were 28,677,203 and 28,651,277, respectively; Shares outstanding were 28,177,203 and 28,151,277, respectively	9,176	9,168
Paid-in capital	24,532	23,772
Retained earnings	143,726	136,872
Less cost of treasury stock, 500,000 shares	(4,775)	(4,775)

Total shareholders’ equity	172,659	165,037

Total liabilities and shareholders’ equity	$231,017	$228,020

The accompanying notes are an integral part of these consolidated financial statements.

Luby’s, Inc.

Consolidated Statements of Operations

	Year Ended
	August 29, 2012	August 31, 2011	August 25, 2010
	(In thousands except per share data)
SALES:
Restaurant sales	$324,536	$325,383	$230,342
Culinary contract services	17,711	15,619	13,728
Franchise revenue	7,232	7,092	645
Vending revenue	618	654	44

TOTAL SALES	350,097	348,748	244,759
COSTS AND EXPENSES:
Cost of food	90,416	94,166	63,477
Payroll and related costs	110,161	113,083	82,824
Other operating expenses	74,084	76,956	51,245
Opening costs	395	346	243
Cost of culinary contract services	16,545	14,516	12,464
Depreciation and amortization	17,972	17,204	15,217
General and administrative expenses	30,678	29,530	25,503
Provision for asset impairments, net	451	84	282
Net loss (gain) on disposition of property and equipment	278	(1,427)	(924)

Total costs and expenses	340,980	344,458	250,331

INCOME (LOSS) FROM OPERATIONS	9,117	4,290	(5,572)
Interest income	8	4	39
Interest expense	(942)	(2,443)	(640)
Impairment (increase) decrease in fair value of investments	—	—	1,636
Other income, net	1,081	1,276	844

Income (loss) before income taxes and discontinued operations	9,264	3,127	(3,693)
Provision (benefit) for income taxes	1,706	548	(3,081)

Income (loss) from continuing operations	7,558	2,579	(612)
Income (loss) from discontinued operations, net of income taxes	(704)	386	(2,281)

NET INCOME (LOSS)	$6,854	$2,965	$(2,893)

Income (loss) per share from continuing operations:
Basic	$0.27	$0.09	$(0.02)
Assuming dilution	$0.27	$0.09	$(0.02)
Income (loss) per share from discontinued operations:
Basic	$(0.03)	$0.01	$(0.08)
Assuming dilution	$(0.03)	$0.01	$(0.08)
Net income (loss) per share:
Basic	$0.24	$0.10	$(0.10)
Assuming dilution	$0.24	$0.10	$(0.10)
Weighted-average shares outstanding:
Basic	28,351	28,237	28,129
Assuming dilution	28,429	28,297	28,129

The accompanying notes are an integral part of these consolidated financial statements.

Luby’s, Inc.

Consolidated Statements of Shareholders’ Equity

(In thousands)

	Common Stock				Paid-In Capital	Retained Earnings	Total Shareholders’ Equity
	Issued		Treasury
	Shares	Amount	Shares	Amount
Balance at August 26, 2009	28,494	$9,118	(500)	$(4,775)	$21,989	$136,800	$163,132

Net loss for the year	—	—	—	—	—	(2,893)	(2,893)
Common stock issued under nonemployee director benefit plans	51	16	—	—	242	—	258
Reduction in excess tax benefits from stock options	—	—	—	—	(90)	—	(90)
Share-based compensation expense	19	6	—	—	948	—	954

Balance at August 25, 2010	28,564	9,140	(500)	(4,775)	23,089	133,907	161,361

Net income for the year	—	—	—	—	—	2,965	2,965
Common stock issued under nonemployee director benefit plans	2	1	—	—	3	—	4
Common stock issued under employee benefit plans	5	2	—	—	21	—	23
Reduction in excess tax benefits from stock options	—	—	—	—	(71)	—	(71)
Share-based compensation expense	80	25	—	—	730	—	755

Balance at August 31, 2011	28,651	9,168	(500)	(4,775)	23,772	136,872	165,037

Net income for the year	—	—	—	—	—	6,854	6,854
Reduction in excess tax benefits from stock options	—	—	—	—	(27)	—	(27)
Share-based compensation expense	26	8	—	—	787	—	795

Balance at August 29, 2012	28,677	$9,176	(500)	$(4,775)	$24,532	$143,726	$172,659

The accompanying notes are an integral part of these consolidated financial statements.

Luby’s, Inc.

Consolidated Statements of Cash Flows

	Year Ended
	August 29, 2012	August 31, 2011	August 25, 2010
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$6,854	$2,965	$(2,893)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Provision for asset impairments, net of gains/losses on property sales	1,084	(3,317)	(1,864)
Depreciation and amortization	17,974	17,278	15,488
Provision for doubtful accounts	382	298	34
(Gain) impairment of investments	—	—	(1,636)
Amortization of debt issuance cost	112	893	328
Non-cash compensation expense	—	27	258
Share-based compensation expense	795	755	954
Reduction in tax benefits from stock options	27	71	90
Gain on acquisition	—	(137)	—
Deferred tax expense (benefit)	(341)	1,007	(4,672)

Cash provided by operating activities before changes in operating asset and liabilities	26,887	19,840	6,087
Changes in operating assets and liabilities:
(Increase) decrease in trade accounts and other receivables	55	(2,522)	(169)
(Increase) decrease in food and supply inventories	629	(1,094)	411
Increase in prepaid expenses and other assets	(1,448)	(952)	(476)
Increase in accounts payable, accrued expenses and other liabilities	3,139	1,181	3,444

Net cash provided by operating activities	29,262	16,453	9,297

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds (purchases) from redemption or maturity of long-term investments	—	—	8,539
Issuance of note receivable	(177)	—	—
Acquisition of Fuddruckers	—	(600)	(63,064)
Proceeds from disposal of assets, insurance proceeds and property held for sale	5,232	14,672	9,393
Purchases of property and equipment	(25,845)	(11,038)	(3,580)

Net cash provided by (used in) investing activities	(20,790)	3,034	(48,712)

CASH FLOWS FROM FINANCING ACTIVITIES:
Credit facility borrowings	43,300	86,650	122,100
Credit facility repayments	(51,800)	(106,650)	(80,600)
Debt issuance costs	(1)	(562)	(667)
Proceeds received on the exercise of employee stock options	—	27	—

Net cash (used in) provided by financing activities	(8,501)	(20,535)	40,833

Net (decrease) increase in cash and cash equivalents	(29)	(1,048)	1,418
Cash and cash equivalents at beginning of year	1,252	2,300	882

Cash and cash equivalents at end of year	$1,223	$1,252	$2,300

The accompanying notes are an integral part of these consolidated financial statements.

Luby’s, Inc.

Notes to Consolidated Financial Statements

Fiscal Years 2012, 2011 and 2010

Note 1.    Nature of Operations and Significant Accounting Policies

Nature of Operations

Luby’s, Inc. is based in Houston, Texas. As of August 29, 2012, the Company owned and operated 154 restaurants, with 116 in Texas and the remainder in other states. In addition, the Company received royalties from 125 franchises as of August 29, 2012 located primarily throughout the United States. The Company’s owned and franchised restaurant locations are convenient to shopping and business developments as well as to residential areas. Accordingly, the restaurants appeal primarily to shoppers, travelers, store and office personnel at lunch and to families at dinner. Culinary Contract Services consists of contract arrangements to manage food services for clients operating in primarily three lines of business: health care, higher education and corporate dining.

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

Advertising Expenses

Advertising costs are expensed as incurred. Total advertising expense included in other operating expenses was $2.4 million, $2.0 million and $3.1 million in fiscal years 2012, 2011 and 2010, respectively.

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

Discontinued Operations

Management evaluates unit closures for presentation in discontinued operations following guidance from ASC 205-20-55. To qualify for presentation as a discontinued operation, management determines if the closure or exit of a business location or activity meets the following conditions: (1) the operations and cash flows of the component have been (or will be) eliminated from the ongoing operations of the entity as a result of the disposal transaction and (2) there will not be any significant continuing involvement in the operations of the component after the disposal transaction. To evaluate whether these conditions are met, management considers whether the cash flows lost will not be recovered and generated by the ongoing entity, the level of guess traffic and sales transfer, the significance of the number of locations closed and expectancy of cash flow replacement by sales from new and existing locations, as well as the level of continuing involvement in the disposed operation. In October 2009 the Company adopted a Cash Flow Improvement and Capital Redeployment Plan (“the Plan”), which included closing 24 stores. Operating and non-operating results of these locations are then classified and reported as discontinued operations of all periods presented.

Share-Based Compensation

Share-based compensation expense is estimated for equity awards at fair value at the grant date. The Company determines fair value of restricted stock awards based on the average of the high and low price of its common stock on the date awarded by the Board of Directors. The Company determines the fair value of stock option awards using a Black-Sholes option pricing model. The Black-Sholes option pricing model requires various judgmental assumptions including the expected dividend yield, stock price volatility and the expected life of the award. If any of the assumptions used in the model change significantly, share-based compensation expense may differ materially in the future, from that recorded in the current period. For further discussion, see Note 15, “Share-Based Compensation,” below.

Earnings Per Share

Basic income per share is computed by dividing net income by the weighted-average number of shares outstanding, including restricted stock units, during each period presented. For the calculation of diluted net income per share, the basic weighted average number of shares is increased by the dilutive effect of stock options, determined using the treasury stock method.

Accounting Periods

The Company’s fiscal year ends on the last Wednesday in August. Accordingly, each fiscal year normally consists of 13 four-week periods, or accounting periods, accounting for 364 days in the aggregate. However, every fifth or sixth year, we have a fiscal year that consists of 53 weeks, accounting for 371 days in the aggregate; fiscal year 2011 was such a year. Each of the first three quarters of each fiscal year consists of three four-week periods, while the fourth quarter normally consists of four four-week periods. However, the fourth quarter of fiscal year 2011, as a result of the additional week, consisted of three four-week periods and one five-week period, accounting for 17 weeks, or 119 days, in the aggregate. Fiscal years 2012 and 2010 both contained 52 weeks. Comparability between quarters may be affected by the varying lengths of the quarters, as well as the seasonality associated with the restaurant business.

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

Subsequent Events

Events subsequent to the Company’s fiscal year ended August 29, 2012 through the date of issuance of the financial statements are evaluated to determine if the nature and significance of the event warrants inclusion in the Company’s annual report.

Recently Adopted Accounting Pronouncements

In July 2010, the FASB issued ASU 2010-20, Receivables (Topic 310), which provides guidance to enhance disclosures about the credit quality of a creditor’s financing receivables and the adequacy of its allowance for credit loses. The guidance became effective for fiscal year 2012 and its implementations had no material affect on the Company’s consolidated financial statements or footnotes.

In December 2010, the FASB issued ASU 2010-29, Business Combinations (Topic 805): Disclosure of supplemental pro forma information for business combinations. The guidance is effective for fiscal years beginning after December 15, 2010. Its implementation did not have a material impact on our consolidated financial statements.

In December 2010, the FASB issued ASU 2010-28, Intangibles—Goodwill and Other (Topic 350): When to perform step two of the goodwill impairment test for reporting units with zero or negative carrying amounts. The guidance was effective for fiscal years beginning after December 15, 2010. Its implementation did not have a material impact on our consolidated financial statements.

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

The Company has accounted for the Fuddruckers’ acquisition using the acquisition method and accordingly the results of operations related to this acquisition have been included in the consolidated results of the Company since the acquisition date. The Company incurred $1.2 million in acquisition costs which were expensed as incurred in fiscal years 2010 and 2011 and classified as general and administrative expenses on the consolidated statements of earnings.

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

The trade name primarily relates to Fuddruckers, which the Company believes has an expected accounting life of 21 years from the date of acquisition based on the expected use of its assets and the restaurant environment in which it is being used and will be amortized. The trade name represents a respected brand with positive customer loyalty; the Company intends to cultivate and protect the use of the trade name. The franchise agreements, after considering renewal periods, have an estimated accounting life of 21 years from the date of acquisition and will be amortized over this period of time. The Company recorded $1.4 million of amortization expense in fiscal year 2012 and 2011 and $0.1 million in fiscal year 2010, which is classified as depreciation and amortization expense in the accompanying consolidated statement of operations. Because the value of these assets will be amortized using the straight-line method over 21 years, the annual amortization will be $1.4 million in future years.

A portion of the acquired lease portfolio contained favorable and unfavorable leases. Acquired lease terms were compared to current market lease terms to determine if the acquired leases were below or above the current rates tenants would pay for similar leases. The favorable leases assets totaled $0.5 million and $0.6 million at August 29, 2012 and August 31, 2011, respectively, and are recorded in other assets and, after considering renewal periods, have an estimated weighted average life of approximately 4.2 years at August 29, 2012. The unfavorable leases totaled $2.0 million and $2.5 million at August 29, 2012 and August 31, 2011, respectively, and are recorded in other liabilities and, after considering renewal periods, have an estimated weighted average life of approximately 5.8 years at August 29, 2012. The favorable and unfavorable leases are amortized to rent expense on a straight line basis over the lives of the related leases.

The following table shows the prospective amortization of the favorable lease assets and unfavorable lease liabilities:

	Fiscal Year Ended
	August 28, 2013	August 27, 2014	August 26, 2015	August 31, 2016	August 31, 2017
	(In thousands)
Favorable	$130	$130	$130	$63	$15

Unfavorable	$400	$400	$249	$229	$183

The Company also recorded an intangible asset for goodwill in the amount of $0.2 million. Goodwill is considered to have an indefinite useful life and is not amortized but is tested for impairment at least annually. Goodwill was $0.2 million as of August 29, 2012 and August 31, 2011.

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

Note 3.    Reportable Segments

The Company has three reportable segments: Company-owned restaurants, franchise operations and Culinary Contract Services (“CCS”).

Company-owned restaurants

Company-owned restaurants consists of several brands which are aggregated into one reportable segment because the nature of the products and services, the production processes, the customers, the methods used to distribute the products and services, the nature of the regulatory environment are alike, and store level profit margin is similar. The chief operating decision maker analyzes Company-owned restaurants at store level profit which is revenue less cost of food, payroll and related costs and other operating costs. The primary brands are Luby’s Cafeteria and Fuddruckers with a couple of non-core restaurant locations under other brand names (i.e., Koo Koo Roo California Bistro). Both Luby’s and Fuddruckers are casual dining, counter service restaurants. Each restaurant is an operating segment because operating results and cash flow can be determined for each restaurant.

The total number of Company-owned restaurants at the end of fiscal years 2012, 2011 and 2010 was 154, 156 and 154, respectively.

Culinary Contract Services

Culinary contract services operation (“CCS”), branded as Luby’s Culinary Contract Services, consists of a business line servicing healthcare, higher education and corporate dining clients. The healthcare accounts are full service and typically include in-room delivery, catering, vending, coffee service and retail dining. CCS had contracts with long-term acute care hospitals, acute care medical centers, ambulatory surgical centers, behavioral hospitals, business and industry clients, and higher education institutions. CCS has the unique ability to deliver quality services that include facility design and procurement as well as nutrition and branded food services to our clients. The costs of culinary contract services on the Consolidated Statements of Operations includes all food, payroll and related costs and other operating expenses related to CCS sales.

The total number of CCS contracts at the end of fiscal years 2012, 2011 and 2010 was 18, 22 and 18, respectively.

Franchising

We offer franchises for only the Fuddruckers brand. Franchises are sold in markets where expansion is deemed advantageous to the development of the Fuddruckers concept and system of restaurants. Initial franchise agreements have a term of 20 years. Franchise agreements typically grant franchisees an exclusive territorial license to operate a single restaurant within a specified area, usually a four-mile radius surrounding the franchised restaurant.

Franchisees bear all direct costs involved in the development, construction and operation of their restaurants. In exchange for a franchise fee, the Company provides franchise assistance in the following areas: site selection, prototypical architectural plans, interior and exterior design and layout, training, marketing and sales techniques, assistance by a Fuddruckers “opening team” at the time a franchised restaurant opens, and operations and accounting guidelines set forth in various policies and procedures manuals.

All franchisees are required to operate their restaurants in accordance with Fuddruckers standards and specifications, including controls over menu items, food quality and preparation. The Company requires the successful completion of its training program by a minimum of three managers for each franchised restaurant. In addition, franchised restaurants are evaluated regularly by the Company for compliance with franchise agreements, including standards and specifications through the use of periodic, unannounced, on-site inspections and standards evaluation reports.

The number of franchised restaurants was 125 at fiscal year end 2012, 122 at fiscal year end 2011 and 130 at fiscal year end 2010.

The table below shows financial information as required by ASC 280 for segment reporting. ASC 280 requires depreciation and amortization be disclosed for each reportable segment, even if not used by the chief operating decision maker. The table also lists total assets for each reportable segment. Corporate assets include cash and cash equivalents, tax refunds receivable, property and equipment, assets related to discontinued operations, property held for sale, deferred tax assets, prepaid expenses, intangible assets and goodwill.

	Years Ended
	August 29, 2012	August 31, 2011	August 31, 2010
	(In thousands)
Sales:
Company-owned restaurants	$325,154	$326,037	$230,386
Culinary contract services	17,711	15,619	13,728
Franchising	7,232	7,092	645

Total	$350,097	$348,748	$244,759

Segment level profit:
Company-owned restaurants	$50,494	$41,832	$32,840
Culinary contract services	1,166	1,103	1,264
Franchising	7,232	7,092	645

Total	$58,892	$50,027	$34,749

Depreciation and amortization:
Company-owned restaurants	$15,990	$15,208	$13,714
Culinary contract services	471	448	556
Franchising	767	767	59
Corporate	744	781	888

Total	$17,972	$17,204	$15,217

Total assets:
Company-owned restaurants	$182,290	$177,973	$179,988
Culinary contract services	3,774	4,347	3,699
Franchising	15,352	16,054	16,750
Corporate	29,601	29,646	41,905

Total	$231,017	$228,020	$242,342

Capital expenditures:
Company-owned restaurants	$19,077	$10,023	$2,627
Culinary contract services	292	332	797
Franchising	—	—	—
Corporate	6,476	683	156

Total	$25,845	$11,038	$3,580

Income (loss) before income taxes and discontinued operations:
Segment level profit	$58,892	$50,027	$34,749
Opening costs	(396)	(346)	(243)
Depreciation and amortization	(17,972)	(17,204)	(15,217)
General and administrative expenses	(30,678)	(29,530)	(25,503)
Provision for asset impairments, net	(451)	(84)	(282)
Net gain (loss) on disposition of property ad equipment	(278)	1,427	924
Interest income	8	4	39
Interest expense	(942)	(2,443)	(640)
Impairment (increase) decrease in fair value of investments	—	—	1,636
Other income, net	1,081	1,276	844

Total	$9,264	$3,127	$(3,693)

Note 4.    Fair Value Measurement

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

Non-recurring fair value measurements related to impaired property and equipment consisted of the following:

		Fair Value Measurement Using
	Year Ended August 29, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Impairments
		(In thousands)
Continuing Operations
Property and equipment related to Culinary Contract Services	$57	$0	$0	$57	$(175)
Property and equipment related to company-owned restaurants	0	0	0	0	(276)

					(451)

Discontinued Operations
Property and equipment related to corporate assets	$2,683	$0	$0	$2,683	$(868)

					$(868)

		Fair Value Measurement Using
	Year Ended August 31, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Impairments
		(In thousands)
Continuing Operations
Property and equipment related to corporate assets	$1,900	$0	$0	$1,900	$(84)

Discontinued Operations
Property and equipment related to corporate assets	$4,819	$0	$0	$4,819	(618)

					$(702)

		Fair Value Measurement Using
	Year Ended August 25, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Impairments
		(In thousands)
Continuing Operations
Property and equipment related to corporate assets	$600	$0	$0	$600	$(282)

Discontinued Operations
Property and equipment related to corporate assets	$2,881	$0	$0	$2,881	(369)

					$(651)

Note 5.    Investments

Previous investments included available-for-sale securities which were reported at fair value with unrealized gains and losses excluded from earnings and reported in shareholders’ equity. Losses considered “other-than-temporary” were included in earnings. Gains were recognized when the investments were sold. As a result of the Company’s successful arbitration claim against its broker with Financial Industry Regulatory Authority (FINRA) Dispute Resolution, Inc in April 2010, the Company received $7.1 million in par value for its final sale of securities and realized a $1.6 million gain in the fiscal year ended August 25, 2010. The realized gain of $1.6 million represents a recovery of previously recorded “other-than-temporary” losses.

Note 6.    Trade Receivables and Other

Trade and other receivables, net, consist of the following:

	August 29, 2012	August 31, 2011
	(In thousands)
Trade and other receivables	$3,056	$3,859
Franchise royalties and marketing and advertising receivables	943	872
Trade receivables, unbilled	679	—
Allowance for doubtful accounts	(678)	(302)

Total, net	$4,000	$4,429

The Company does not have a concentration of credit risk in total trade and other receivables, net. Culinary contract services receivable balance at August 29, 2012 was $1.9 million, primarily the result of six contracts with balances of $0.7 million to $0.1 million per contract entity. However, at August 29, 2012, two culinary contract services accounts receivable balances were fully reserved in the total amount of $0.5 million due to termination of service for non-payment and bankruptcy filings. Contract payment terms for its culinary contract service customers’ receivables are due within 30 to 45 days. All other culinary contract services customers were within their payment terms at August 29, 2012.

The Company, as a result of its acquisition of substantially all of the assets of Fuddruckers, recorded receivables related to Franchise royalty and marketing and advertising payments from the franchises, as required by their franchise agreements. Franchise royalty and marketing and advertising fund receivables balance at August 29, 2012 was $0.8 million. At August 29, 2012, the Company had 125 operating franchise restaurants with no concentration of accounts receivable.

The change in allowances for doubtful accounts for each of the years in the three-year periods ended as of the dates below is as follows:

	Year Ended
	August 29, 2012	August 31, 2011	August 25, 2010
	(In thousands)
Beginning balance	$302	$214	$209
Provisions for doubtful accounts	382	298	34
Write-offs	(6)	(210)	(29)

Ending balance	$678	$302	$214

Note 7.    Income Taxes

The following table details the categories of total income tax assets and liabilities for both continuing and discontinued operations resulting from the cumulative tax effects of temporary differences:

	August 29, 2012	August 31, 2011
	(In thousands)
Deferred income tax assets:
Workers’ compensation, employee injury, and general liability claims	$8	$11
Deferred compensation	895	396
Net operating losses	1,100	4,978
General business credits	6,445	5,695
Straight-line rent, dining cards, accruals, and other	3,253	2,446

Subtotal	11,701	13,526
Valuation allowance	—	(2,639)

Total deferred income tax assets	11,701	10,887
Deferred income tax liabilities:
Depreciation, amortization and impairments	100	135
Property taxes and other	1,611	1,101

Total deferred income tax liabilities	1,711	1,236

Net deferred income tax asset	$9,990	$9,651

An analysis of the provision for income taxes for continuing operations is as follows:

	August 29, 2012	August 31, 2011	August 25, 2010
	(In thousands)
Current federal and state income tax expense	$1,650	$536	$488
Current foreign income tax expense	74	79	—
Deferred income tax expense (benefit)	(18)	(67)	(3,569)

Total income tax expense (benefit)	$1,706	$548	$(3,081)

Relative only to continuing operations, the reconciliation of the expense (benefit) for income taxes to the expected income tax expense (benefit), computed using the statutory tax rate, was as follows:

	Year Ended
	August 29, 2012		August 31, 2011		August 25, 2010
	Amount	%	Amount	%	Amount	%
	(In thousands and as a percent of pretax income from continuing operations)
Income tax expense (benefit) from continuing operations at the federal rate	$3,150	34.0%	$1,063	34.0%	$(1,256)	(34.0)%
Permanent and other differences:
Federal jobs tax credits (wage deductions)	217	2.3	332	10.6	298	8.1
Stock options and restricted stock	141	1.5	160	5.1	301	8.2
Other permanent differences	128	1.4	51	1.6	50	1.3
State income tax, net of federal benefit	1,411	15.2	349	11.2	270	7.3
General Business Tax Credits	(639)	(6.9)	(977)	(31.2)	(878)	(23.8)
Other	(63)	(0.7)	48	1.5	94	2.5
Change in valuation allowance	(2,639)	(28.4)	(478)	(15.3)	(1,960)	(53.1)

Income tax expense (benefit) from continuing operations	$1,706	18.4%	$548	17.5%	$(3,081)	(83.5)%

For the fiscal year ended August 29, 2012, including both continuing and discontinued operations, the Company generated federal taxable income of approximately $11.2 million. The Company will be able to utilize net operating loss (“NOL”) carryovers from prior years to reduce the current year federal tax liability to zero. The remaining NOL carryover of approximately $3.2 million can be carried forward to reduce taxable income in the future. The NOL carryover will expire at the end of fiscal year 2031 if it is not utilized by then. The Company was not able to currently benefit from the use of available general business tax credits. The unused general business tax credits of approximately $6.3 million can be carried over twenty years for possible utilization in the future. The carryover of the general business tax credits began in fiscal year 2002 and will begin to expire at the end of fiscal year 2022 through the end of fiscal year 2032, if not utilized by then.

For the fiscal year ended August 31, 2011, including both continuing and discontinued operations, the Company generated a federal tax NOL of approximately $0.6 million. The NOL can be carried forward up to twenty years to reduce taxable income in the future. The NOL carryover will expire at the end of fiscal year 2031 if it is not utilized by then. The Company was not able to currently benefit from the use of available general business tax credits. The unused general business tax credits of approximately $5.6 million can be carried over twenty years for possible utilization in the future. The carryover of the general business tax credits began in fiscal year 2002 and will begin to expire at the end of fiscal year 2022 through the end of fiscal year 2031, if not utilized by then.

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

The IRS has periodically reviewed the Company’s federal income tax returns. The IRS concluded a review of the federal income tax return for fiscal year 2008 on March 12, 2011. The IRS made no changes to the return. The State of Texas is examining the franchise tax filings for report years 2008 through 2011 based on accounting years 2007 through 2010. The State of Louisiana is also examining the Company’s tax return filings. There are no other examinations of income or franchise tax filings currently scheduled or underway.

Prior to fiscal year 2010, the Company operated in five states and was subject to state and local income taxes in addition to federal income taxes. With the acquisition of Fuddruckers restaurants at the end of fiscal year 2010, the Company has income tax filing requirements in additional states.

The Company had deferred tax assets at August 29, 2012 of approximately $11.7 million, the most significant of which include the Company’s federal NOL and general business tax credits carryovers to future years of approximately $7.4 million of deferred tax asset, combined. Management has evaluated both positive and negative evidence, including its forecasts of the Company’s future operational performance and taxable income, adjusted by varying probability factors, in making a determination as to whether it is more likely than not that all or some portion of the deferred tax assets will be realized. Based on its analysis, management concluded a valuation allowance of zero, approximately $2.6 million and $3.1 million was necessary as of the end of fiscal years 2012, 2011 and 2010, respectively. The valuation allowance amount as of fiscal year 2010 partially offsets the Company’s NOL carryovers to future years and the Company’s carryover of general business tax credits. The valuation allowance as of fiscal year 2011 partially offsets only the Company’s carryover of general business tax credits since a valuation allowance on the Company’s NOL carryovers is no longer necessary, as these assets are more likely than not to be fully realized. In fiscal year 2012, the valuation allowance was reduced to zero as the Company’s NOL carryovers and general business tax carryovers are more likely than not be fully realized. The reversals of the valuation allowance amounts in fiscal years 2010, 2011 and 2012 were based upon continued improvement in current and projected operational performance and the ability to utilize NOL amounts through carryforwards. This positive and negative evidence was weighed, and in each year, an increasing portion of the Company’s NOL and general business tax credits were determined to be realizable, on a more likely than not basis, with corresponding adjustments to the valuation allowance. The reductions of the valuation allowance in fiscal years 2010, 2011 and 2012 are reported as part of the income tax expense (or benefit) included in Income/(loss) from continuing operations for the year.

Two of the most significant items included in deferred tax assets are federal NOL carryovers and general business tax credits. Both of these items may be carried forward up to twenty years for possible utilization in the future. NOL amounts carried over, beginning in fiscal year 2010, will begin to expire at the end of fiscal year 2030 through fiscal year 2031, if not utilized by then. The carryover of general business tax credits, beginning in fiscal year 2002, will begin to expire at the end of fiscal year 2022 through 2032, if not utilized by then.

There were no payments of federal income taxes in fiscal years 2010, 2011 or 2012. State income tax payments were approximately $0.5 million each year during fiscal years 2010, 2011 and 2012.

The following table is a reconciliation of the total amounts of unrecognized tax benefits at the beginning and end of fiscal years 2010, 2011 and 2012 (in thousands):

Balance at August 26, 2009	$78

Increase (decrease) based on prior year tax positions	—
Interest Expense	4

Balance as of August 25, 2010	$82
Increase (decrease) based on prior year tax positions	—
Interest Expense	1

Balance as of August 31, 2011	$83
Increase (decrease) based on prior year tax positions	480
Interest Expense	407

Balance as of August 29, 2012	$970

The unrecognized tax benefits would favorably affect the Company’s effective tax rate in future periods if they are recognized. The estimate of interest and penalties associated with unrecognized benefits is approximately $0.4 million as of August 29, 2012. The Company has included interest or penalties related to income tax matters as part of income tax expense (or benefit).

It is reasonably possible that the amount of unrecognized tax benefits with respect to our uncertain tax positions could significantly increase or decrease within 12 months. However, based on the current status of examinations, it is not possible to estimate the future impact, if any, to recorded uncertain tax positions as August 29, 2012.

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

Note 8.    Property and Equipment, Intangible Assets and Goodwill

The cost, net of impairment, and accumulated depreciation of property and equipment at August 29, 2012 and August 31, 2011, together with the related estimated useful lives used in computing depreciation and amortization, were as follows:

	August 29, 2012	August 31, 2011	Estimated Useful Lives
	(In thousands)
Land	$59,159	$56,487	—
Restaurant equipment and furnishings	109,059	105,263	3 to 15 years
Buildings	167,346	162,327	20 to 33 years
Leasehold and leasehold improvements	32,913	31,026	Lesser of lease term or estimated useful life
Office furniture and equipment	7,030	6,823	3 to 10 years
Construction in progress	3,890	336	—

	379,397	362,262
Less accumulated depreciation and amortization	(205,744)	(195,299)

Property and equipment, net	$173,653	$166,963

Intangible assets, net	$26,679	$28,098	21 years

Goodwill	$195	$195

Intangible assets, net consist of the Fuddruckers trade name and franchise agreements and will be amortized. The Company believes the Fuddruckers’ brand name has an expected original useful life of 21 years based on the expected use of its assets and the restaurant environment in which it is being used. The trade name represents a respected brand with customer loyalty and the Company intends to cultivate and protect the use of the trade name. The franchise agreements, after considering renewal periods, have an estimated original useful life of 21 years and will be amortized over this period of time. The Company recorded $2.9 million of accumulated amortization expense as of August 29, 2012 and $1.5 million of accumulated amortization expense as of August 31, 2011.

The Company recorded an intangible asset for goodwill in the amount of $0.2 million related to the acquisition of substantially all of the assets of Fuddruckers. Goodwill is considered to have an indefinite useful life and is not amortized. Goodwill was $0.2 million as of August 29, 2012 and August 31, 2011.

Note 9.    Current Accrued Expenses and Other Liabilities

The following table sets forth current accrued expenses and other liabilities as of August 29, 2012 and August 31, 2011:

	August 29, 2012	August 31, 2011
	(In thousands)
Salaries, compensated absences, incentives, and bonuses	$7,274	$3,682
Operating expenses	1,039	1,051
Unredeemed gift cards and certificates	3,535	3,318
Taxes, other than income	5,208	6,598
Accrued claims and insurance	846	881
Income taxes, legal and other	2,775	3,057

Total	$20,677	$18,587

Note 10.    Other Long-Term Liabilities

The following table sets forth other long-term liabilities as of August 29, 2012 and August 31, 2011:

	August 29, 2012	August 31, 2011
	(In thousands)
Workers’ compensation and general liability insurance reserve	$553	$550
Deferred rent and unfavorable leases	7,130	5,953
Deferred compensation	148	166
Other	457	172

Total	$8,288	$6,841

Note 11.    Debt

Revolving Credit Facility

In November 2009, the Company entered into a revolving credit facility with Wells Fargo Bank, National Association, as Administrative Agent, and Amegy Bank, National Association, as Syndication Agent. The following description summarizes the material terms of the revolving credit facility, as subsequently amended as of January 31, 2010, July 26, 2010, September 30, 2010, October 31, 2010, August 25, 2011 and October 20, 2011 (the revolving credit facility, together with all amendments thereto, is referred to as the “2009 Credit Facility”). The 2009 Credit Facility is governed by the Credit Agreement dated as of November 9, 2009 (as amended to date, the “Credit Agreement”) among the Company, the lenders from time to time party thereto, Wells Fargo Bank, National Association, as Administrative Agent, and Amegy Bank, National Association, as Syndication Agent. The maturity date of the 2009 Credit Facility is September 1, 2014.

The aggregate amount of the lenders’ commitments under the 2009 Credit Facility was $50.0 million as of August 29, 2012. The 2009 Credit Facility also provides for the issuance of letters of credit in a maximum aggregate amount of $15.0 million outstanding at any one time. At August 29, 2012, $36.1 million was available under the 2009 Credit Facility.

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

The 2009 Credit Facility is secured by a perfected first priority lien on certain of the Company’s real property and all of the material personal property owned by the Company or any of its subsidiaries, other than certain excluded assets (as defined in the Credit Agreement). At August 29, 2012, the carrying value of the collateral securing the 2009 Credit Facility was $88.6 million.

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

•

limiting Capital Expenditures (as defined in the Credit Agreement) to $15.0 million for the fiscal year ended August 31, 2011, to $34.9 million for the fiscal year ended August 29, 2012, and for any subsequent fiscal year, to the sum of (1) the lesser of (a) $38.0 million or (b) an amount equal to 130% of EBITDA for the immediately preceding fiscal year plus (2) any unused availability for capital expenditures from the immediately preceding fiscal year, and

•	restrictions on certain acquisitions of all or a substantial portion of the assets, property and/or equity interests of any person.

The Company was in compliance with the covenants contained in the Credit Agreement as of August 29, 2012. To comply with the Company’s quarterly minimum EBITDA covenant for the fiscal quarter ended November 17, 2010, however, the Company requested and received approval from the lenders to add to EBITDA non-recurring expenses, as defined, related to the Company’s acquisition of substantially all of the assets of Fuddruckers. The definition of EBITDA in the Credit Agreement permits the Company to make adjustments to EBITDA for certain non-recurring expenses, as defined, or income items, among others, subject to the approval of the Administrative Agent. If the Company had not received approval to adjust its EBITDA, the Company would not have been in compliance with the minimum EBITDA covenant as of the end of the first quarter of fiscal 2011. Although the Company expected to meet the requirements of the minimum EBITDA covenant in the future, noncompliance could have had a material adverse affect on the Company’s financial condition and would have represented an event of default under the Credit Agreement.

The Credit Agreement also includes customary events of default. If a default occurs and is continuing, the lenders’ commitments under the Credit Facility may be immediately terminated and/or we may be required to repay all amounts outstanding under the Credit Facility.

As of August 29, 2012, the Company had $13.0 million in outstanding loans and $0.9 million committed under letters of credit, which were issued as security for the payment of insurance obligations.

Interest Expense

Total interest expense incurred for fiscal years 2012, 2011 and 2010 was $0.9 million, $2.4 million and $0.6 million, respectively. Interest paid was approximately $0.8 million, $1.7 million and $0.1 million in fiscal years 2012, 2011 and 2010, respectively. No interest expense was allocated to discontinued operations in fiscal years 2012, 2011 or 2010. No interest was capitalized on properties in fiscal years 2012, 2011 or 2010.

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

The Company recognized the following impairment charges (credits) to income from operations:

	Year Ended
	August 29, 2012	August 31, 2011	August 25, 2010
	(In thousands, except per share data)
Provision for asset impairments	$451	$84	$282
Net loss (gain) on disposition of property and equipment	278	(1,427)	(924)

	$729	$(1,343)	$(642)

Effect on EPS:
Basic	$(0.03)	$0.05	$0.02
Assuming dilution	$(0.03)	$0.05	$0.02

The $0.5 million charge in fiscal year 2012 is related to a culinary contract services location and two underperforming restaurant locations. The $0.3 million loss is related to asset retirements and the closures of two leased locations.

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

Assets related to discontinued operations include accounts receivable, accrued liabilities, prepaid expenses, deferred taxes, unimproved land, closed restaurant properties and related equipment for locations classified as discontinued operations. The following table sets forth the assets and liabilities for all discontinued operations:

	August 29, 2012	August 31, 2011
	(in thousands)
Trade accounts and other receivable, net	$0	$8
Prepaid expenses	40	59

Assets related to discontinued operations—current	$40	$67

Property and equipment	$4,812	$7,829
Other assets	12	8

Assets related to discontinued operations—non-current	$4,824	$7,837

Deferred income taxes	$298	$241
Accrued expenses and other liabilities	113	368

Liabilities related to discontinued operations—current	$411	$609

Other liabilities	$134	$565
Deferred income taxes	999	655

Liabilities related to discontinued operations—non-current	$1,133	$1,220

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

No impairments were recognized in the first, second or third quarters of fiscal year 2010. However, in the fourth quarter of fiscal year 2010, two properties were further impaired by a total of $369,000.

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

During the third quarter of fiscal year 2010, the Company entered into a lease agreement with an independent third-party tenant for one of its closed locations. No gain or loss was recognized as part of the transaction. In fiscal year 2012, the tenant vacated the lease premises in violation of the lease terms.

During the fourth quarter of fiscal year 2010, the Company entered into two different lease agreements with independent third-party tenants for two of its closed locations. No gains or losses were recognized as part of the transactions; however, the properties will no longer be included in discontinued operations.

During fiscal year 2011, seven closed locations were sold resulting in a gain of $2.6 million. Total impairment charges for discontinued operations properties during fiscal 2011 were $0.6 million. In fiscal year 2012, four closed locations were sold resulting in a gain of $0.5 million. Total impairment charges for discontinued operations properties during fiscal 2012 were $0.9 million.

At the end of fiscal year 2011, two undeveloped land properties that were classified as discontinued operations assets were reclassified as properties related to continuing operations. Plans to sell these assets were changed to plans to develop the properties into new restaurants.

As of August 29, 2012, the Company had seven properties classified as discontinued operations assets and the asset carrying value of the owned properties was $4.8 million and is included in assets related to discontinued operations. The asset carrying values of the ground leases were previously impaired to zero.

The Company is actively marketing all but one of these properties for sale and the Company’s results of discontinued operations will be affected by the disposal of properties related to discontinued operations to the extent proceeds from the sales exceed or are less than net book value.

The following table sets forth the sales and pretax losses reported for all discontinued locations:

	Year Ended
	August 29, 2012	August 31, 2011	August 25, 2010
	(In thousands, except locations)
Sales	$—	$—	$3,320
Pretax income (loss)	$(1,123)	$610	$(3,492)
Income tax (expense) benefit on discontinued operations	$419	$(223)	$1,102
Income (loss) on discontinued operations	$(704)	$386	$(2,390)
Discontinued locations closed during the period	0	0	22

During fiscal years 2011 and 2010, the Company expensed $0.2 million and $0.7 million, respectively for lease exit costs and future rental costs related to closed locations. The Company incurred $0.7 million in employee settlement costs in fiscal year 2010 but incurred no settlement costs in fiscal year 2011 or 2012.

The following table summarizes discontinued operations for fiscal years 2012, 2011 and 2010:

	Year Ended
	August 29, 2012	August 31, 2011	August 25, 2010
	(In thousands, except per share data)
Impairments	$(868)	$(618)	$(369)
Gains	513	2,591	1,590

Net impairments	(355)	1,973	1,221
Other	(349)	(1,587)	(3,611)

Discontinued operations, net of taxes	$(704)	$386	$(2,390)

Effect on EPS from discontinued operations—decrease—basic	$(0.03)	$0.01	$(0.08)

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

At August 29, 2012, the Company had one owned property recorded at approximately $0.6 million in property held for sale. The Company is actively marketing the location currently classified as property held for sale.

At August 30, 2011, the Company had a total of two owned properties recorded at approximately $1.0 million in property held for sale.

At August 25, 2010, the Company had a total of three owned properties and one ground lease recorded at approximately $1.8 million in property held for sale.

The Company’s results of continuing operations will be affected to the extent proceeds from sales exceed or are less than net book value.

A rollforward of property held for sale for fiscal years 2012, 2011 and 2010 is provided below (in thousands):

Balance as of August 26, 2009	$3,858
Disposals	(1,748)
Net impairment charges	(282)

Balance as of August 25, 2010	$1,828
Disposals	(754)
Net impairment charges	(28)

Balance as of August 31, 2011	$1,046

Disposals	(444)
Net impairment charges	—

Balance as of August 29, 2012	$602

Note 13.    Commitments and Contingencies

Off-Balance Sheet Arrangements

The Company has no off-balance sheet arrangements, except for operating leases for the Company’s corporate office, facility service warehouse and certain restaurant properties.

Claims

Certain current and former hourly restaurant employees filed a lawsuit against the Company in the U.S. District Court for the Southern District of Texas alleging violations of the Fair Labor Standards Act with respect to the inclusion of certain employees in a tip pool. The lawsuit sought back wages, penalties and attorney’s fees and was conditionally certified as a collective action in October 2008. On October 22, 2010, the Company agreed to a court settlement amount of $1.6 million, recognized in general and administrative expenses in the fourth quarter fiscal year 2010. The Company made related payments of $1.4 million in fiscal year 2011, as required by the settlement. Per the settlement, all claims were filed by August 31, 2011. Therefore, the settlement is complete and the Company recognized a $0.2 million reduction in general and administrative expenses in the fourth quarter of fiscal year 2011.

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

Construction Activity

From time to time, the Company enters into non-cancelable contracts for the construction of its new restaurants. This construction activity exposes the Company to the risks inherent in new construction including but not limited to rising material prices, labor shortages, delays in getting required permits and inspections, adverse weather conditions, and injuries sustained by workers. The Company has no non-cancelable contracts as of August 29, 2012.

Note 14.    Operating Leases

The Company conducts part of its operations from facilities that are leased under non-cancelable lease agreements. Lease agreements generally contain a primary term of 5 to 30 years with options to renew or extend the lease from 1 to 25 years. As of August 29, 2012, the Company has lease agreements for 78 properties which include the Company’s corporate office, facility service warehouses and restaurant properties. The leasing terms of the 78 properties consist of 5 properties expiring in less than 1 year, 52 properties expiring between 1 and 5 years and the remaining 21 properties having current terms that are greater than 5 years. Of the 78 leased properties, 58 properties have options remaining to renew or extend the lease.

A majority of the leases include periodic escalation clauses. Accordingly, the Company follows the straight-line rent method of recognizing lease rental expense.

As of August 29, 2012, the Company has entered into noncancelable operating lease agreements for certain office equipment with terms ranging from 36 to 72 months.

Annual future minimum lease payments under noncancelable operating leases with terms in excess of one year as of August 29, 2012 are as follows:

Year Ending:	(In thousands)
August 28, 2013	$11,736
August 27, 2014	10,966
August 26, 2015	9,392
August 31, 2016	7,038
August 31, 2017	4,793
Thereafter	16,004

Total minimum lease payments	$59,929

Most of the leases are for periods of fifteen to thirty years and some leases provide for contingent rentals based on sales in excess of a base amount.

Total rent expense for operating leases for the last three fiscal years was as follows:

	Year Ended
	August 29, 2012	August 31, 2011	August 25, 2010
	(In thousands, except percentages)
Minimum rent-facilities	$11,132	$10,717	$4,911
Contingent rentals	235	420	88
Minimum rent-equipment	751	877	850

Total rent expense (including amounts in discontinued operations)	$12,118	$12,014	$5,849

Percent of sales	3.5%	3.4%	2.4%

See Note 16, “Related Parties,” for lease payments associated with related parties.

Note 15.    Share-Based Compensation

We have two active share based stock plans, the Employee Stock Plan and Non-employee Director Stock Plan. Both plans authorize the granting of stock options, restricted stock and other types of awards consistent with the purpose of the plans.

Of the original 0.4 million shares approved for issuance under the Non-employee Director Stock Plan, 0.5 million options, restricted stock units and restricted stock awards were granted, 0.1 million options were cancelled or expired and added back into the plan. Approximately 2,000 shares remain available for future issuance as of August 29, 2012. Compensation cost for share-based payment arrangements under the Non-employee Director Stock Plan, recognized in general and administrative expenses for fiscal years 2012, 2011 and 2010 was approximately $0.1 million, $0.3 million and $0.3 million, respectively.

Of the original 2.6 million shares approved for issuance under the Employee Stock Plan, 4.3 million options and restricted stock units were granted, 2.6 million options and restricted stock units were cancelled or expired and added back into the plan. Approximately 0.9 million shares remain available for future issuance as of August 29, 2012. Compensation cost for share-based payment arrangements under the Employee Stock Plan, recognized in general and administrative expenses for fiscal years 2012, 2011 and 2010 was approximately $0.8 million, $0.5 million and $1.0 million, respectively.

The calculated but unrecognized tax benefit for the tax deductions from both share-based compensation plans totaled approximately $27,000, $71,000 and $90,000, respectively.

Stock Options

Stock options granted under either the Employee Stock Plan or the Non-employee Director Stock Plan have exercise prices equal to the market price of the Company’s common stock at the date of the grant.

Option awards under the Non-employee Director Stock Plan generally vest 100% on the first anniversary of the grant date and expire ten years from the grant date. No options were granted under the Non-employee Director Stock Plan in fiscal years 2012, 2011 or 2010. However, options to purchase 38,000 shares at option prices from $1.98 to $6.45 per share remain outstanding as of August 29, 2012.

Options granted under the Employee Stock Plan generally vest 25% on the anniversary date of each grant and expire six years from the date of the grant. However, options granted to executive officers under the

Employee Stock Plan vest 50% on the first anniversary date of the grant date, 25% on the second anniversary of the grant date and the remaining 25% vest on the third anniversary of the grant date and expire ten years from the grant date. All options granted in fiscal years 2012, 2011 and 2010 were granted under the Employee Stock Plan.

The Company has segregated option awards into two homogenous groups for the purpose of determining fair values for its options because of differences in option terms and historical exercise patterns among the plans. Valuation assumptions are determined separately for the three groups which represent, respectively, the Employee Stock Plans and the Non-employee Director Stock Option Plan. The assumptions are as follows:

•

The Company estimated volatility using its historical share price performance over the expected life of the option. Management believes the historical estimated volatility is materially indicative of expectations about expected future volatility.

•	The Company uses an estimate of expected lives for options granted during the period based on historical data.

•	The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant for the expected term of the option.

•	The expected dividend yield is based on the Company’s current dividend yield and the best estimate of projected dividend yield for future periods within the expected life of the option.

The fair value of each option award is estimated on the date of the grant using the Black-Scholes option pricing model which determine inputs as shown in the following table for options granted under the Employee Stock Plan:

	Year Ended
	August 29, 2012	August 31, 2011	August 25, 2010
Dividend yield	—%	—%	—%
Volatility	56.79%	57.10 – 57.20%	59.00%
Risk-free interest rate	0.93%	1.50 – 2.10%	2.20%
Expected life (in years)	4.25	4.25	4.25

A summary of the Company’s stock option activity for the three years ended August 29, 2012, August 31, 2011 and August 25, 2010 is presented in the following table:

	Shares Under Fixed Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
			(Years)	(In thousands)
Outstanding at August 26, 2009	1,025,451	$8.77	4.6	$43
Granted	306,750	3.44	0	0
Exercised	0	0	0	0
Forfeited/Expired	(35,314)	10.81	0	0

Outstanding at August 25, 2010	1,296,887	$7.53	4.4	$711
Granted	116,637	5.39	0	0
Exercised	(7,125)	3.77	0	0
Forfeited/Expired	(34,473)	9.00	0	0

Outstanding at August 31, 2011	1,371,926	$7.33	3.9	$375
Granted	59,426	4.42	0	0
Exercised	0	0	0	0
Forfeited/Expired	(256,128)	11.36	0	0

Outstanding at August 29, 2012	1,175,224	$6.31	3.8	$1,456

Exercisable at August 29, 2012	806,133	$7.16	2.9	$764

The intrinsic value for stock options is defined as the difference between the current market value and the grant price.

At August 29, 2012, there was approximately $0.4 million of total unrecognized compensation cost related to unvested options that are expected to be recognized over a weighted-average period of 1.9 years.

The weighted-average grant-date fair value of options granted during fiscal years 2012, 2011 and 2010 was $2.00, $2.49 and $1.66 per share, respectively.

During fiscal years 2012, 2011 and 2010, cash received from options exercised was approximately zero, $27,000 and zero, respectively.

Restricted Stock Units

Grants of restricted stock units consist of the Company’s common stock and generally vest after three years. All restricted stock units are cliff-vested. Restricted stock units are valued at the closing market price of the Company’s common stock at the date of grant.

A summary of the Company’s restricted stock unit activity during fiscal years is presented in the following table:

	Restricted Stock Units	Weighted Average Fair Value	Weighted-Average Remaining Contractual Term
		(Per share)	(In years)
Unvested at August 26, 2009	80,155	$9.62	1.1
Granted	16,000	3.46	—
Vested	(26,889)	7.67	—
Forfeited	(4,077)	9.62	—

Unvested at August 25, 2010	65,189	8.13	0.8
Granted	82,822	5.39	—
Vested	(51,189)	9.42	—
Forfeited	0	0	—

Unvested at August 31, 2011	96,822	5.11	2.1
Granted	69,713	4.46	—
Vested	0	0	—
Forfeited	(2,589)	5.39	—

Unvested at August 29, 2012	163,946	$4.83	1.8

At August 29, 2012, there was approximately $0.5 million of total unrecognized compensation cost related to unvested restricted stock units that is expected to be recognized over a weighted-average period of 1.8 years.

Restricted Stock Awards

Under the Non-employee Director Stock Plan, directors are granted restricted stock in lieu of cash payments, for all or a portion of their compensation as directors. Directors may opt to receive 20% more shares of restricted stock awards by accepting more than the minimum required stock instead of cash. The number of shares granted is valued at the closing market price of the Company’s stock at the date of the grant. Restricted stock awards vest when granted because they are granted in lieu of a cash payment. However, directors are restricted from selling their shares until after the third anniversary of the date of the grant.

Supplemental Executive Retirement Plan

The Company has a Supplemental Executive Retirement Plan (“SERP”) designed to provide benefits for selected officers at normal retirement age with 25 years of service equal to 50% of their final average compensation offset by Social Security, profit sharing benefits, and deferred compensation. None of the Company’s executive officers participates in the Supplemental Executive Retirement Plan. Some of the officers designated to participate in the plan have retired and are receiving benefits under the plan. Accrued benefits of all actively employed participants become fully vested upon termination of the plan or a change in control (as defined in the plan). The plan is unfunded and the Company is obligated to make benefit payments solely on a current disbursement basis. On December 6, 2005, the Board of Directors voted to amend the SERP and suspend the further accrual of benefits and participation. As a result, a curtailment gain of approximately $88,000 was recognized. The net benefit recognized for the SERP for the years ended August 29, 2012, August 31, 2011 and August 25, 2010 was zero, and the unfunded accrued liability included in “Other Liabilities” on the Company’s consolidated Balance Sheets as of August 29, 2012 and August 31, 2011 was approximately $108,000 and $127,000, respectively.

Nonemployee Director Phantom Stock Plan

Under the Company’s Nonemployee Director Phantom Stock Plan (“Phantom Stock Plan”), nonemployee directors deferred portions of their retainer and meeting fees which, along with certain matching incentives, were credited to phantom stock accounts in the form of phantom shares priced at the market value of the Company’s common stock on the date of grant. Additionally, the phantom stock accounts were credited with dividends, if any, paid on the common stock represented by phantom shares. Authorized shares (100,000 shares) under the Phantom Stock Plan were fully depleted in early fiscal year 2003; since that time, no deferrals, incentives or dividends have been credited to phantom stock accounts. As participants cease to be directors, their phantom shares are converted into an equal number of shares of common stock and issued from the Company’s treasury stock. As of August 29, 2012, 29,627 phantom shares remained unissued under the Phantom Stock Plan.

401(k) Plan

The Company has a voluntary 401(k) employee savings plan to provide substantially all employees of the Company an opportunity to accumulate personal funds for their retirement. The Company matches 25% of participants’ contributions made to the plan up to 6% of their salary up until September 2009 when the Company stopped the match. The Company resumed the employee match feature in the first quarter of fiscal year 2012. The net expense recognized in connection with the employer match feature of the voluntary 401(k) employee savings plan for the years ended August 29, 2012, August 31, 2011 and August 25, 2010, was $164,000, zero and $105,000, respectively.

Note 16.    Related Parties

Affiliate Services

The Company’s Chief Executive Officer, Christopher J. Pappas, and Harris J. Pappas, a Director of the Company, own two restaurant entities (the “Pappas entities”) that may provide services to the Company and its subsidiaries, as detailed in the Master Sales Agreement dated December 9, 2005 among the Company and the Pappas entities.

Under the terms of the Master Sales Agreement, the Pappas entities continue to provide specialized (customized) equipment fabrication primarily for new construction and basic equipment maintenance, including stainless steel stoves, shelving, rolling carts, and chef tables. The total costs under the Master Sales Agreement of custom-fabricated and refurbished equipment in fiscal years 2012, 2011 and 2010 were approximately $139,000, $27,000 and $33,000, respectively. The increase in fiscal year 2012 was primarily due to more restaurant openings in fiscal year 2012 than fiscal year 2011. Services provided under this agreement are subject to review and approval by the Finance and Audit Committee of the Company’s Board of Directors.

Operating Leases

In the third quarter of fiscal year 2004, Messrs. Pappas became partners in a limited partnership which purchased a retail strip center in Houston, Texas. Messrs. Pappas collectively own a 50% limited partnership interest and a 50% general partnership interest in the limited partnership. A third party company manages the center. One of the Company’s restaurants has rented approximately 7% of the space in that center since July 1969. No changes were made to the Company’s lease terms as a result of the transfer of ownership of the center to the new partnership. The Company made payments of approximately $332,000, $326,000 and $316,000 in fiscal years 2012, 2011 and 2010, respectively, under the lease agreement which currently includes an annual base rate of $14.64 per square foot.

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

Affiliated rents paid for the Houston property lease represented 2.6%, 2.6% and 5.5% of total rents for continuing operations for fiscal years 2012, 2011 and 2010, respectively.

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

Key Management Personnel

In November 2005, Christopher Pappas entered into a new employment agreement that was subsequently amended in April 2012 to extend the termination date thereof to December 2013. Mr. Pappas continues to devote his primary time and business efforts to the Company while maintaining his role at Pappas Restaurants, Inc.

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

On December 20, 2011, the Board of Directors of the Company approved the renewal of a consultant agreement with Ernest Pekmezaris, the Company’s former Chief Financial Officer. Under the agreement, Mr. Pekmezaris will continue to furnish to the Company advisory and consulting services related to finance and accounting matters and other related consulting services. The agreement expiring on January 31, 2013 was renewed for twelve months at a lower monthly rate. Mr. Pekmezaris is also the Treasurer of Pappas Restaurants, Inc. Compensation for the services provided by Mr. Pekmezaris to Pappas Restaurants, Inc. is paid entirely by that entity.

Peter Tropoli, the Company’s Chief Operating Officer, and formerly the Company’s Senior Vice President, Administration, General Counsel and Secretary, is an attorney and stepson of Frank Markantonis, who is a director of the Company.

Paulette Gerukos, Vice President of Human Resources of the Company, is the sister-in-law of Harris J. Pappas, who is a director of the Company.

Note 17.    Common Stock

At August 29, 2012, the Company had 500,000 shares of common stock reserved for issuance upon the exercise of outstanding stock options.

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

Note 18.    Earnings Per Share

A reconciliation of the numerators and denominators of basic earnings per share and earnings per share assuming dilution is shown in the table below:

	Year Ended
	August 29, 2012	August 31, 2011	August 25, 2010
	(In thousands, except per share data)
Numerator:
Income (loss) from continuing operations	$7,558	$2,579	$(612)

Net income (loss)	$6,854	$2,965	$(2,893)

Denominator:
Denominator for basic earnings per share—weighted-average shares	28,351	28,237	28,129
Effect of potentially dilutive securities:
Employee and non-employee stock options	78	60	—

Denominator for earnings per share assuming dilution	28,429	28,297	28,129

Income from continuing operations:
Basic	$0.27	$0.09	$(0.02)
Assuming dilution (a)	$0.27	$0.09	$(0.02)

Net income per share:
Basic	$0.24	$0.10	$(0.10)
Assuming dilution (a)	$0.24	$0.10	$(0.10)

(a)

Potentially dilutive shares not included in the computation of net income per share because to do so would have been antidilutive amounted to zero shares in fiscal year 2012, fiscal year 2011 and fiscal year 2010. Additionally, stock options with exercise prices exceeding market close prices that were excluded from the computation of net income per share amounted to 373,020 shares in fiscal year 2012, 1,043,000 shares in fiscal year 2011 and 962,000 shares in fiscal year 2010.

Note 19.    Quarterly Financial Information

The following tables summarize quarterly unaudited financial information for fiscal years 2012 and 2011.

	Quarter Ended (a)
	August 29, 2012	May 9, 2012	February 15, 2012	November 23, 2011
	(112 days)	(84 days)	(84 days)	(84 days)
	(In thousands except per share data)
Restaurant sales	$100,194	$78,091	$73,565	$73,307
Franchise revenue	2,394	1,702	1,653	1,482
Culinary contract services	4,642	4,336	4,197	4,536

Total sales	107,230	84,129	79,415	79,325
Income from continuing operations (b)	3,103	2,509	1,364	583
Discontinued operations	38	(86)	(276)	(379)
Net income	3,141	2,423	1,088	204
Net income per share:
Basic	0.11	0.09	0.04	0.01
Assuming dilution	0.11	0.09	0.04	0.01

Costs and Expenses
(As a percentage of restaurant sales)
Cost of food	27.8%	27.4%	28.3%	28.0%
Payroll and related costs	34.0%	33.0%	34.6%	34.3%
Other operating expenses	23.0%	22.3%	22.0%	23.9%

	Quarter Ended (a)
	August 31, 2011	May 4, 2011	February 9, 2011	November 17, 2010
	(119 days)	(84 days)	(84 days)	(84 days)
	(In thousands except per share data)
Restaurant sales	$105,467	$78,237	$71,889	$70,443
Franchise revenue	2,470	1,602	1,520	1,501
Culinary contract services	5,601	3,560	3,127	3,332

Total sales	113,538	83,399	76,536	75,276
Income (loss) from continuing operations (b)	2,891	2,060	(265)	(2,107)
Discontinued operations	(45)	(369)	981	(181)
Net income (loss)	2,846	1,691	717	(2,288)
Net income (loss) per share:
Basic	0.10	0.06	0.02	(0.08)
Assuming dilution	0.10	0.06	0.02	(0.08)

Costs and Expenses
(As a percentage of restaurant sales)
Cost of food	28.4%	28.2%	29.8%	29.7%
Payroll and related costs	34.8%	33.6%	35.1%	35.6%
Other operating expenses	23.5%	22.1%	23.5%	25.9%

(a)

The year ended August 29, 2012 consists of four four-week periods and the quarter ended August 31, 2011 consists of five four-week periods. All other quarters presented represent three four-week periods.

(b)

The loss from operations in the first and second quarters of fiscal year 2011 resulted from the seasonal nature of the business. The first quarter encompasses the typical start of school and second quarter includes Christmas and Thanksgiving holidays.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

We have had no disagreements with our accountants on any accounting or financial disclosures.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Control and Procedures

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of August 29, 2012. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of August 29, 2012, our disclosure controls and procedures were effective in providing reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Because of its inherent limitations, internal control over financial reporting may not prevent or detect material misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, management conducted an evaluation of the effectiveness of our internal control over financial reporting as of August 29, 2012 based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that evaluation, our management concluded that our internal control over financial reporting was effective as of August 29, 2012.

Grant Thornton LLP, the independent registered public accounting firm that audited the Consolidated Financial Statements included in this report, has also audited the effectiveness our internal control over financial reporting as of August 29, 2012, as stated in their attestation report which is included under Item 8 of this report.

Attestation Report of the Registered Public Accounting Firm

Included in Item 8 of this report.

Changes in Internal Control over Financial Reporting

Except as noted above, there were no changes in our internal control over financial reporting during the quarter ended August 29, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

None

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

There is incorporated in this Item 10 by reference that portion of our definitive proxy statement for the 2013 annual meeting of shareholders appearing therein under the captions “Election of Directors,” “Corporate Governance,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Executive Officers,” and “Certain Relationships and Related Transactions.”

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

There is incorporated in this Item 11 by reference that portion of our definitive proxy statement for the 2013 annual meeting of shareholders appearing therein under the captions “Compensation Discussion and Analysis—Executive Compensation,” “—Executive Compensation Committee Report,” “—Compensation Tables and Information,” “—Director Compensation,” and “Corporate Governance—Executive Compensation Committee—Compensation Committee Interlocks.”

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

There is incorporated in this Item 12 by reference that portion of our definitive proxy statement for the 2013 annual meeting of shareholders appearing therein under the captions “Ownership of Equity Securities in the Company” and “Principal Shareholders.”

Item 13.	Certain Relationships and Related Transactions, and Director Independence

There is incorporated in this Item 13 by reference that portion of our definitive proxy statement for the 2013 annual meeting of shareholders appearing therein under the captions, “Corporate Governance Guidelines—Director Independence” and “Certain Relationships and Related Transactions.”

Item 14.	Principal Accountant Fees and Services

There is incorporated in this Item 14 by reference that portion of our definitive proxy statement for the 2013 annual meeting of shareholders appearing therein under the caption “Fees Paid To The Independent Registered Public Accounting Firm.”

PART IV

Item 15.	Exhibits, Financial Statement Schedules

1.	Financial Statements

The following financial statements are filed as part of this Report:

Consolidated balance sheets at August 29, 2012 and August 31, 2011

Consolidated statements of operations for each of the three years in the period ended August 29, 2012

Consolidated statements of shareholders’ equity for each of the three years in the period ended August 29, 2012

Consolidated statements of cash flows for each of the three years in the period ended August 29, 2012

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

3.	Exhibits

The following exhibits are filed as a part of this Report:

3(a)	Amended and Restated Certificate of Incorporation of Luby’s, Inc. (filed as Exhibit 3.1) to the Company’s Quarterly Report on Form 10-Q for the quarter ended February 11, 2009, and incorporated herein by reference).

3(b)	Bylaws of Luby’s, Inc., as amended through July 9, 2008 (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K dated July 14, 2008, and incorporated herein by reference).

4(a)	New Credit Facility dated July 13, 2007, among Luby’s, Inc., the lenders party thereto, Wells Fargo Bank, National Association, as Administrative Agent, and Amegy Bank, National Association, as Syndication Agent. (filed as Exhibit 4(i) to the Company’s Annual Report on Form 10-K for the fiscal year ended August 26, 2007, and incorporated herein by reference).

4(b)	First Amendment to Credit Agreement dated as of March 18, 2009, among the Company, the lenders party thereto, Wells Fargo Bank, National Association, as Administrative Agent, and Amegy Bank, National Association, as Syndication Agent (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K for March 18, 2009, and incorporated herein by reference).

4(c)	Credit Agreement dated as of November 9, 2009, among the Company, the lenders party thereto, Wells Fargo Bank, National Association, as Administrative Agent, and Amegy Bank, National Association, as Syndication Agent (filed as Exhibit 4(l) to the Company’s Annual Report on Form 10-K for the fiscal year ended August 26, 2009, and incorporated herein by reference).

4(d)	First Amendment to Credit Agreement, dated as of January 31, 2010, among the Company, the lenders from time to time party thereto, Wells Fargo Bank, National Association, as Administrative Agent, and Amegy Bank National Association, as Syndication Agent (filed as Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended February 10, 2010, and incorporated herein by reference).

4(e)	Second Amendment to Credit Agreement, dated as of July 26, 2010, among the Company, the lenders from time to time party thereto, Wells Fargo Bank, National Association, as administrative agent, and Amegy Bank National Association, as syndication agent (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K dated July 27, 2010, and incorporated herein by reference).

4(f)	Third Amendment to Credit Agreement, dated as of September 30, 2010, among the Company, the lenders from time to time party thereto, Wells Fargo Bank, National Association, as administrative agent, and Amegy Bank National Association, as syndication agent (filed as Exhibit 4(f) to the Company’s Annual Report on Form 10-K for the fiscal year ended August 25, 2010, and incorporated herein by reference).

4(g)	Fourth Amendment to Credit Agreement, dated as of October 30, 2010, among the Company, the lenders from time to time party thereto, Wells Fargo Bank, National Association, as administrative agent, and Amegy Bank National Association, as syndication agent (filed as Exhibit 4(g) to the Company’s Annual Report on Form 10-K for the fiscal year ended August 25, 2010, and incorporated herein by reference).

4(h)	Fifth Amendment to Credit Agreement, dated as of August 25, 2011, among the Company, the lenders from time to time party thereto, Wells Fargo Bank, National Association, as administrative agent, and Amegy Bank National Association, as syndication agent (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated August 25, 2011, and incorporated herein by reference).

4(i)	Sixth Amendment to Credit Agreement, dated as of October 20, 2011, among the Company, the lenders from time to time party thereto, Wells Fargo Bank, National Association, as administrative agent, and Amegy Bank National Association, as syndication agent.

4(j)	Rights Agreement dated January 27, 2011 between Luby’s, Inc. and American Stock Transfer & Trust Company, LLC, as Rights Agent (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K dated February 2, 2011, and incorporated herein by reference).

10(a)	Management Incentive Stock Plan of Luby’s Cafeterias, Inc. (filed as Exhibit 10(i) to the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 1989, and incorporated herein by reference).*

10(b)	Amendment to Management Incentive Stock Plan of Luby’s Cafeterias, Inc. adopted January 14, 1997 (filed as Exhibit 10(k) to the Company’s Quarterly Report on Form 10-Q for the quarter ended February 28, 1997, and incorporated herein by reference).*

10(c)	Nonemployee Director Deferred Compensation Plan of Luby’s Cafeterias, Inc. adopted October 27, 1994 (filed as Exhibit 10(g) to the Company’s Quarterly Report on Form 10-Q for the quarter ended November 30, 1994, and incorporated herein by reference).*

10(d)	Amendment to Nonemployee Director Deferred Compensation Plan of Luby’s Cafeterias, Inc. adopted January 14, 1997 (filed as Exhibit 10(m) to the Company’s Quarterly Report on Form 10-Q for the quarter ended February 28, 1997, and incorporated herein by reference).*

10(e)	Amendment to Nonemployee Director Deferred Compensation Plan of Luby’s Cafeterias, Inc. adopted March 19, 1998 (filed as Exhibit 10(o) to the Company’s Quarterly Report on Form 10-Q for the quarter ended February 28, 1998, and incorporated herein by reference).*

10(f)	Amended and Restated Nonemployee Director Stock Plan of Luby’s, Inc. adopted January 20, 2005, as amended January 24, 2007, as amended April 14, 2008 (filed as Exhibit 10(f) to the Company’s Annual Report on Form 10-K for the fiscal year ended August 27, 2008, and incorporated herein by reference).*

10(g)	Luby’s Cafeterias, Inc. Supplemental Executive Retirement Plan dated May 30, 1996 (filed as Exhibit 10(j) to the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 1996, and incorporated herein by reference).*

10(h)	Amendment to Luby’s Cafeterias, Inc. Supplemental Executive Retirement Plan adopted January 14, 1997 (filed as Exhibit 10(r) to the Company’s Quarterly Report on Form 10-Q for the quarter ended February 28, 1997, and incorporated herein by reference).*

10(i)	Amendment to Luby’s Cafeterias, Inc. Supplemental Executive Retirement Plan adopted January 9, 1998 (filed as Exhibit 10(u) to the Company’s Quarterly Report on Form 10-Q for the quarter ended February 28, 1998, and incorporated herein by reference).*

10(j)	Amendment to Luby’s Cafeterias, Inc. Supplemental Executive Retirement Plan adopted May 21, 1999 (filed as Exhibit 10(q) to the Company’s Quarterly Report on Form 10-Q for the quarter ended May 31, 1999, and incorporated herein by reference.)*

10(k)	Luby’s Incentive Stock Plan adopted October 16, 1998 (filed as Exhibit 10(cc) to the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 1998, and incorporated herein by reference).*

10(l)	Amended and Restated Luby’s Incentive Stock Plan adopted January 19, 2006 (filed as Exhibit 10(ee) to the Company’s Quarterly Report on Form 10-Q for the quarter ended February 15, 2006, and incorporated herein by reference).*

10(m)	Registration Rights Agreement dated March 9, 2001, by and among Luby’s, Inc., Christopher J. Pappas, and Harris J. Pappas (filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K dated March 9, 2001, and incorporated herein by reference).

10(n)	Asset Purchase Agreement, dated as of June 23, 2010, by and among Luby’s, Inc., Fuddruckers, Inc., Magic Brands, LLC, Atlantic Restaurant Ventures, Inc., R. Wes, Inc., Fuddruckers of Howard County, LLC and Fuddruckers of White Marsh, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 29, 2010).

10(o)	Amendment to Asset Purchase Agreement, dated as of July 26, 2010, by and among Luby’s Fuddruckers Restaurants, LLC, Fuddruckers, Inc., Magic Brands, LLC, Atlantic Restaurant Ventures, Inc., R. Wes, Inc., Fuddruckers of Howard County, LLC and Fuddruckers of White Marsh, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 27, 2010).

10(p)	Luby’s, Inc. Amended and Restated Nonemployee Director Phantom Stock Plan effective September 28, 2001 (filed as Exhibit 10(dd) to the Company’s Quarterly Report on Form 10-Q for the quarter ended February 13, 2002, and incorporated herein by reference).*

10(q)	Form of Indemnification Agreement entered into between Luby’s, Inc. and each member of its Board of Directors initially dated July 23, 2002 (filed as Exhibit 10(gg) to the Company’s Annual Report on Form 10-K for the fiscal year ended August 28, 2002, and incorporated herein by reference).

10(r)	Master Sales Agreement dated July 23, 2002, by and among Luby’s, Inc., Pappas Restaurants, L.P., and Pappas Restaurants, Inc. and Procedure adopted by the Finance and Audit Committee of the Board of Directors on July 23, 2002, pursuant to Section 2.3 of the Master Sales Agreement (filed as Exhibit 10(ii) to the Company’s Annual Report on Form 10-K for the fiscal year ended August 28, 2002, and incorporated herein by reference).

10(s)	Amended and Restated Master Sales Agreement effective November 16, 2011, by and among Luby’s, Inc., Pappas Restaurants, L.P., and Pappas Restaurants, Inc. (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended May 9, 2012, and incorporated herein by reference).

10(t)	Employment Agreement dated November 9, 2005, between Luby’s, Inc. and Christopher J. Pappas (filed as Exhibit 10(y) to the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2005, and incorporated herein by reference).*

10(u)	Amendment No. 1 dated as of October 29, 2007 to Employment Agreement dated as of March 9, 2001 between Luby’s, Inc. and Christopher J. Pappas (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated October 30, 2007, and incorporated herein by reference).*

10(v)	Amendment No. 2 dated as of November 19, 2008 to Employment Agreement dated as of November 9, 2005 between Luby’s, Inc. and Christopher J. Pappas (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated November 21, 2008, and incorporated herein by reference).*

10(w)	Amendment No. 3 dated as of November 19, 2009 to Employment Agreement dated as of November 9, 2005 and as amended on October 29, 2007 and November 19, 2008 between Luby’s, Inc. and Christopher J. Pappas (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated November 25, 2009, and incorporated herein by reference).*

10(x)	Amendment No. 4 dated as of April 15, 2010 to Employment Agreement dated as of November 9, 2005 and as amended on October 29, 2007, November 19, 2008, and November 19, 2009 between Luby’s, Inc. and Christopher J. Pappas (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated April 20, 2010, and incorporated herein by reference).*

10(y)	Amendment No. 5 dated as of September 2, 2010 to Employment Agreement dated as of November 9, 2005, as amended on October 29, 2007, November 19, 2008, November 19, 2009 and April 15, 2010, between Luby’s, Inc. and Christopher J. Pappas (filed as Exhibit 10(cc) to the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2011, and incorporated herein by reference).*

10(z)	Amendment No. 6 dated as of April 20, 2011 to Employment Agreement dated as of November 9, 2005, as amended on October 29, 2007, November 19, 2008, November 19, 2009, April 15, 2010 and September 2, 2010, between Luby’s, Inc. and Christopher J. Pappas (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated April 26, 2011, and incorporated herein by reference).*

10(aa)	Amendment No. 7 dated as of August 28, 2012 to Employment Agreement dated as of November 9, 2005, as amended on October 29, 2007, November 19, 2008, November 19, 2009, April 15, 201, September 2, 2010 and April 20, 2011 between Luby’s, Inc. and Christopher J. Pappas (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated April 30, 2012, and incorporated herein by reference).*

10(bb)	Employment Agreement dated November 9, 2005, between Luby’s, Inc. and Harris J. Pappas (filed as Exhibit 10(z) to the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2005, and incorporated herein by reference).*

10(cc)	Amendment No. 1 dated as of October 29, 2007 to Employment Agreement dated as of March 9, 2001 between Luby’s, Inc. and Harris J. Pappas (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K dated October 30, 2007, and incorporated herein by reference).*

10(dd)	Amendment No. 2 dated as of November 19, 2008 to Employment Agreement dated as of November 9, 2005 between Luby’s, Inc. and Harris J. Pappas (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K dated November 21, 2008, and incorporated herein by reference).*

10(ee)	Amendment No. 3 dated as of November 19, 2009 to Employment Agreement dated as of November 9, 2005 and as amended on October 29, 2007 and November 19, 2008 between Luby’s, Inc. and Harris J. Pappas (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K dated November 25, 2009, and incorporated herein by reference).*

10(ff)	Amendment No. 4 dated as of April 15, 2010 to Employment Agreement dated as of November 9, 2005 and as amended on October 29, 2007, November 19, 2008, and November 19, 2009 between Luby’s, Inc. and Harris J. Pappas (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K dated April 20, 2010, and incorporated herein by reference).*

10(gg)	Amendment No. 5 dated as of September 2, 2010 to Employment Agreement dated as of November 9, 2005, as amended on October 29, 2007, November 19, 2008, November 19, 2009 and April 15, 2010, between Luby’s, Inc. and Harris J. Pappas (filed as Exhibit 10(jj) to the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2011, and incorporated herein by reference).*

10(hh)	Form of Restricted Stock Award Agreement pursuant to the Luby’s Incentive Stock Plan (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated November 15, 2007, and incorporated herein by reference).

10(ii)	Form of Incentive Stock Option Award Agreement pursuant to the Luby’s Incentive Stock Plan (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K dated November 15, 2007, and incorporated herein by reference).

11	Statement regarding computation of Per Share Earnings.**

14(a)	Policy Guide on Standards of Conduct and Ethics applicable to all employees, as well as the board of directors (filed as Exhibit 14(a) to the Company’s Annual Report on Form 10-K for the fiscal year ended August 26, 2003, and incorporated herein by reference).

14(b)	Supplemental Standards of Conduct and Ethics for the Chief Executive Officer, Chief Financial Officer, Controller, and all senior financial officers (filed as Exhibit 14(b) to the Company’s Annual Report on Form 10-K for the fiscal year ended August 26, 2003, and incorporated herein by reference).

21	Subsidiaries of the Company.

23.1	Consent of Grant Thornton LLP.

31.1	Rule 13a-14(a)/15d-14(a) certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Rule 13a-14(a)/15d-14(a) certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Section 1350 certification of the Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Section 1350 certification of the Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99(a)	Corporate Governance Guidelines of Luby’s, Inc., as amended October 28, 2004 (filed as Exhibit 99(a) to the Company’s Annual Report on Form 10-K for the fiscal year ended August 29, 2007, and incorporated herein by reference).

101.INS	XBRL Instance Document

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Linkbase Document

101.DEF	XBRL Definition Linkbase Document

101.LAB	XBRL Label Linkbase Document

101.PRE	XBRL Presentation Linkbase Document

*	Denotes management contract or compensatory plan or arrangement.
**	Information required to be presented in Exhibit 11 is provided in Note 17 “Earnings Per Share” of the Notes to Consolidated Financial Statements under Part II, Item 8 of this Form 10-K in accordance with the provisions of FASB Statement of Financial Accounting Standards (SFAS) No. 128, Earnings per Share.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

November 12, 2012 Date		LUBY’S, INC. (Registrant)

	By:	/s/ CHRISTOPHER J. PAPPAS
Christopher J. Pappas
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature and Title	Date

/S/ GASPER MIR, III Gasper Mir, III, Director and Chairman of the Board	November 12, 2012

/S/ CHRISTOPHER J. PAPPAS Christopher J. Pappas, Director, President and Chief Executive Officer (Principal Executive Officer)	November 12, 2012

/S/ PETER TROPOLI Peter Tropoli, Chief Operating Officer	November 12, 2012

/S/ K. SCOTT GRAY K. Scott Gray, Senior Vice President and Chief Financial Officer, and Principal Accounting Officer (Principal Financial and Accounting Officer)	November 12, 2012

/S/ HARRIS J. PAPPAS Harris J. Pappas, Director	November 12, 2012

/S/ JUDITH B. CRAVEN Judith B. Craven, Director	November 12, 2012

/S/ ARTHUR R. EMERSON Arthur R. Emerson, Director	November 12, 2012

/S/ JILL GRIFFIN Jill Griffin, Director	November 12, 2012

/S/ J.S.B. JENKINS J.S.B. Jenkins, Director	November 12, 2012

/S/ FRANK MARKANTONIS Frank Markantonis, Director	November 12, 2012

/S/ JOE C. MCKINNEY Joe C. McKinney, Director	November 12, 2012

EXHIBIT INDEX

3(a)	Amended and Restated Certificate of Incorporation of Luby’s, Inc. (filed as Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended February 11, 2009, and incorporated herein by reference).

3(b)	Luby’s, Inc. Amended Bylaws dated July 9, 2008, as currently in effect (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K dated July 14, 2008, and incorporated herein by reference).

4(a)	Credit Agreement dated July 13, 2007, among Luby’s, Inc., the lenders party thereto, Wells Fargo Bank, National Association, as Administrative Agent, and Amegy Bank, National Association, as Syndication Agent (filed as Exhibit 4(i) to the Company’s Annual Report on Form 10-K for the fiscal year ended August 29, 2007, and incorporated herein by reference).

4(b)	First Amendment to Credit Agreement dated as of March 18, 2009, among the Company, the lenders party thereto, Wells Fargo Bank, National Association, as Administrative Agent, and Amegy Bank, National Association, as Syndication Agent (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K for March 18, 2009, and incorporated herein by reference).

4(c)	Credit Agreement dated as of November 9, 2009, among the Company, the lenders party thereto, Wells Fargo Bank, National Association, as Administrative Agent, and Amegy Bank, National Association, as Syndication Agent (filed as Exhibit 4(l) to the Company’s Annual Report on Form 10-K for the fiscal year ended August 26, 2009, and incorporated herein by reference).

4(d)	First Amendment to Credit Agreement, dated as of January 31, 2010, among the Company, the lenders from time to time party thereto, Wells Fargo Bank, National Association, as Administrative Agent, and Amegy Bank National Association, as Syndication Agent (filed as Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended February 10, 2010, and incorporated herein by reference).

4(e)	Second Amendment to Credit Agreement, dated as of July 26, 2010, among the Company, the lenders from time to time party thereto, Wells Fargo Bank, National Association, as administrative agent, and Amegy Bank National Association, as syndication agent (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K dated July 27, 2010, and incorporated herein by reference).

4(f)	Third Amendment to Credit Agreement, dated as of September 30, 2010, among the Company, the lenders from time to time party thereto, Wells Fargo Bank, National Association, as administrative agent, and Amegy Bank National Association, as syndication agent (filed as Exhibit 4(f) to the Company’s Annual Report on Form 10-K for the fiscal year ended August 25, 2010, and incorporated herein by reference).

4(g)	Fourth Amendment to Credit Agreement, dated as of October 30, 2010, among the Company, the lenders from time to time party thereto, Wells Fargo Bank, National Association, as administrative agent, and Amegy Bank National Association, as syndication agent (filed as Exhibit 4(g) to the Company’s Annual Report on Form 10-K for the fiscal year ended August 25, 2010, and incorporated herein by reference).

4(h)	Fifth Amendment to Credit Agreement, dated as of August 25, 2011, among the Company, the lenders from time to time party thereto, Wells Fargo Bank, National Association, as administrative agent, and Amegy Bank National Association, as syndication agent (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated August 25, 2011, and incorporated herein by reference).

4(i)	Sixth Amendment to Credit Agreement, dated as of October 20, 2011, among the Company, the lenders from time to time party thereto, Wells Fargo Bank, National Association, as administrative agent, and Amegy Bank National Association, as syndication agent.

4(j)	Rights Agreement dated January 27, 2011 between Luby’s, Inc. and American Stock Transfer & Trust Company, LLC, as Rights Agent (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K dated February 2, 2011, and incorporated herein by reference).

10(a)	Management Incentive Stock Plan of Luby’s Cafeterias, Inc. (filed as Exhibit 10(i) to the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 1989, and incorporated herein by reference).*

10(b)	Amendment to Management Incentive Stock Plan of Luby’s Cafeterias, Inc. adopted January 14, 1997 (filed as Exhibit 10(k) to the Company’s Quarterly Report on Form 10-Q for the quarter ended February 28, 1997, and incorporated herein by reference).*

10(c)	Nonemployee Director Deferred Compensation Plan of Luby’s Cafeterias, Inc. adopted October 27, 1994 (filed as Exhibit 10(g) to the Company’s Quarterly Report on Form 10-Q for the quarter ended November 30, 1994, and incorporated herein by reference).*

10(d)	Amendment to Nonemployee Director Deferred Compensation Plan of Luby’s Cafeterias, Inc. adopted January 14, 1997 (filed as Exhibit 10(m) to the Company’s Quarterly Report on Form 10-Q for the quarter ended February 28, 1997, and incorporated herein by reference).*

10(e)	Amendment to Nonemployee Director Deferred Compensation Plan of Luby’s Cafeterias, Inc. adopted March 19, 1998 (filed as Exhibit 10(o) to the Company’s Quarterly Report on Form 10-Q for the quarter ended February 28, 1998, and incorporated herein by reference).*

10(f)	Amended and Restated Nonemployee Director Stock Plan of Luby’s, Inc. adopted January 20, 2005, as amended January 24, 2007, as amended April 14, 2008 (filed as Exhibit 10(f) to the Company’s Annual Report on Form 10-K for the fiscal year ended August 27, 2008, and incorporated herein by reference).*

10(g)	Luby’s Cafeterias, Inc. Supplemental Executive Retirement Plan dated May 30, 1996 (filed as Exhibit 10(j) to the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 1996, and incorporated herein by reference).*

10(h)	Amendment to Luby’s Cafeterias, Inc. Supplemental Executive Retirement Plan adopted January 14, 1997 (filed as Exhibit 10(r) to the Company’s Quarterly Report on Form 10-Q for the quarter ended February 28, 1997, and incorporated herein by reference).*

10(i)	Amendment to Luby’s Cafeterias, Inc. Supplemental Executive Retirement Plan adopted January 9, 1998 (filed as Exhibit 10(u) to the Company’s Quarterly Report on Form 10-Q for the quarter ended February 28, 1998, and incorporated herein by reference).*

10(j)	Amendment to Luby’s Cafeterias, Inc. Supplemental Executive Retirement Plan adopted May 21, 1999 (filed as Exhibit 10(q) to the Company’s Quarterly Report on Form 10-Q for the quarter ended May 31, 1999, and incorporated herein by reference.)*

10(k)	Luby’s Incentive Stock Plan adopted October 16, 1998 (filed as Exhibit 10(cc) to the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 1998, and incorporated herein by reference).*

10(l)	Amended and Restated Luby’s Incentive Stock Plan adopted January 19, 2006 (filed as Exhibit 10(ee) to the Company’s Quarterly Report on Form 10-Q for the quarter ended February 15, 2006, and incorporated herein by reference).*

10(m)	Registration Rights Agreement dated March 9, 2001, by and among Luby’s, Inc., Christopher J. Pappas, and Harris J. Pappas (filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K dated March 9, 2001, and incorporated herein by reference).

10(n)	Asset Purchase Agreement, dated as of June 23, 2010, by and among Luby’s, Inc., Fuddruckers, Inc., Magic Brands, LLC, Atlantic Restaurant Ventures, Inc., R. Wes, Inc., Fuddruckers of Howard County, LLC and Fuddruckers of White Marsh, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 29, 2010).

10(o)	Amendment to Asset Purchase Agreement, dated as of July 26, 2010, by and among Luby’s Fuddruckers Restaurants, LLC, Fuddruckers, Inc., Magic Brands, LLC, Atlantic Restaurant Ventures, Inc., R. Wes, Inc., Fuddruckers of Howard County, LLC and Fuddruckers of White Marsh, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 27, 2010).

10(p)	Luby’s, Inc. Amended and Restated Nonemployee Director Phantom Stock Plan effective September 28, 2001 (filed as Exhibit 10(dd) to the Company’s Quarterly Report on Form 10-Q for the quarter ended February 13, 2002, and incorporated herein by reference).*

10(q)	Form of Indemnification Agreement entered into between Luby’s, Inc. and each member of its Board of Directors initially dated July 23, 2002 (filed as Exhibit 10(gg) to the Company’s Annual Report on Form 10-K for the fiscal year ended August 28, 2002, and incorporated herein by reference).

10(r)	Master Sales Agreement dated July 23, 2002, by and among Luby’s, Inc., Pappas Restaurants, L.P., and Pappas Restaurants, Inc. and Procedure adopted by the Finance and Audit Committee of the Board of Directors on July 23, 2002, pursuant to Section 2.3 of the Master Sales Agreement (filed as Exhibit 10(ii) to the Company’s Annual Report on Form 10-K for the fiscal year ended August 28, 2002, and incorporated herein by reference).

10(s)	Amended and Restated Master Sales Agreement effective November 16, 2011, by and among Luby’s, Inc., Pappas Restaurants, L.P., and Pappas Restaurants, Inc. (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended May 9, 2012, and incorporated herein by reference).

10(t)	Employment Agreement dated November 9, 2005, between Luby’s, Inc. and Christopher J. Pappas. (filed as Exhibit 10(y) to the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2005, and incorporated herein by reference).*

10(u)	Amendment No. 1 dated as of October 29, 2007 to Employment Agreement dated as of March 9, 2001 between Luby’s, Inc. and Christopher J. Pappas (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated October 30, 2007, and incorporated herein by reference).*

10(v)	Amendment No. 2 dated as of November 19, 2008 to Employment Agreement dated as of November 9, 2005 between Luby’s, Inc. and Christopher J. Pappas (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated November 21, 2008, and incorporated herein by reference).*

10(w)	Amendment No. 3 dated as of November 19, 2009 to Employment Agreement dated as of November 9, 2005 and as amended on October 29, 2007 and November 19, 2008 between Luby’s, Inc. and Christopher J. Pappas (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated November 25, 2009, and incorporated herein by reference).*

10(x)	Amendment No. 4 dated as of April 15, 2010 to Employment Agreement dated as of November 9, 2005 and as amended on October 29, 2007, November 19, 2008, and November 19, 2009 between Luby’s, Inc. and Christopher J. Pappas (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated April 20, 2010, and incorporated herein by reference).*

10(y)	Amendment No. 5 dated as of September 2, 2010 to Employment Agreement dated as of November 9, 2005, as amended on October 29, 2007, November 19, 2008, November 19, 2009 and April 15, 2010, between Luby’s, Inc. and Christopher J. Pappas (filed as Exhibit 10(cc) to the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2011, and incorporated herein by reference).*

10(z)	Amendment No. 6 dated as of April 20, 2011 to Employment Agreement dated as of November 9, 2005, as amended on October 29, 2007, November 19, 2008, November 19, 2009, April 15, 2010 and September 2, 2010, between Luby’s, Inc. and Christopher J. Pappas (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated April 26, 2011, and incorporated herein by reference).*

10(aa)	Amendment No. 7 dated as of August 28, 2012 to Employment Agreement dated as of November 9, 2005, as amended on October 29, 2007, November 19, 2008, November 19, 2009, April 15, 201, September 2, 2010 and April 20, 2011 between Luby’s, Inc. and Christopher J. Pappas (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated April 30, 2012, and incorporated herein by reference).*

10(bb)	Employment Agreement dated November 9, 2005, between Luby’s, Inc. and Harris J. Pappas (filed as Exhibit 10(z) to the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2005, and incorporated herein by reference).*

10(cc)	Amendment No. 1 dated as of October 29, 2007 to Employment Agreement dated as of March 9, 2001 between Luby’s, Inc. and Harris J. Pappas (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K dated October 30, 2007, and incorporated herein by reference).*

10(dd)	Amendment No. 2 dated as of November 19, 2008 to Employment Agreement dated as of November 9, 2005 between Luby’s, Inc. and Harris J. Pappas (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K dated November 21, 2008, and incorporated herein by reference).*

10(ee)	Amendment No. 3 dated as of November 19, 2009 to Employment Agreement dated as of November 9, 2005 and as amended on October 29, 2007 and November 19, 2008 between Luby’s, Inc. and Harris J. Pappas (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K dated November 25, 2009, and incorporated herein by reference).*

10(ff)	Amendment No. 4 dated as of April 15, 2010 to Employment Agreement dated as of November 9, 2005 and as amended on October 29, 2007, November 19, 2008, and November 19, 2009 between Luby’s, Inc. and Harris J. Pappas (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K dated April 20, 2010, and incorporated herein by reference).*

10(gg)	Amendment No. 5 dated as of September 2, 2010 to Employment Agreement dated as of November 9, 2005, as amended on October 29, 2007, November 19, 2008, November 19, 2009 and April 15, 2010, between Luby’s, Inc. and Harris J. Pappas (filed as Exhibit 10(jj) to the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2011, and incorporated herein by reference).*

10(hh)	Form of Restricted Stock Award Agreement pursuant to the Luby’s Incentive Stock Plan (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated November 15, 2007, and incorporated herein by reference).

10(ii)	Form of Incentive Stock Option Award Agreement pursuant to the Luby’s Incentive Stock Plan (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K dated November 15, 2007, and incorporated herein by reference).

11	Statement regarding computation of Per Share Earnings.**

14(a)	Policy Guide on Standards of Conduct and Ethics applicable to all employees, as well as the board of directors (filed as Exhibit 14(a) to the Company’s Annual Report on Form 10-K for the fiscal year ended August 26, 2003, and incorporated herein by reference).

14(b)	Supplemental Standards of Conduct and Ethics for the Chief Executive Officer, Chief Financial Officer, Controller, and all senior financial officers (filed as Exhibit 14(b) to the Company’s Annual Report on Form 10-K for the fiscal year ended August 26, 2003, and incorporated herein by reference).

21	Subsidiaries of the Company.

23.1	Consent of Grant Thornton LLP.

31.1	Rule 13a-14(a)/15d-14(a) certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Rule 13a-14(a)/15d-14(a) certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Section 1350 certification of the Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Section 1350 certification of the Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99(a)	Corporate Governance Guidelines of Luby’s, Inc., as amended October 28, 2004 (filed as Exhibit 99(a) to the Company’s Annual Report on Form 10-K for the fiscal year ended August 29, 2007, and incorporated herein by reference).

101.INS	XBRL Instance Document

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Linkbase Document

101.DEF	XBRL Definition Linkbase Document

101.LAB	XBRL Label Linkbase Document

101.PRE	XBRL Presentation Linkbase Document

*	Denotes management contract or compensatory plan or arrangement.
**	Information required to be presented in Exhibit 11 is provided in Note 17 “Earnings Per Share” of the Notes to Consolidated Financial Statements under Part II, Item 8 of this Form 10-K in accordance with the provisions of FASB Statement of Financial Accounting Standards (SFAS) No. 128, Earnings per Share.