Form 10-Q
period 2012-11-21
LUBYS INC
filed 2012-12-26
CIK 16099

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 21, 2012

or

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

As of December 14, 2012 there were 28,191,203 shares of the registrant’s common stock outstanding.

Luby’s, Inc.

Form 10-Q

Quarter ended November 21, 2012

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

Part I—FINANCIAL INFORMATION

Item 1. Financial Statements

Luby’s, Inc.

Consolidated Balance Sheets

(In thousands, except share data)

	November 21, 2012	August 29, 2012
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$1,955	$1,223
Trade accounts and other receivables, net	3,362	4,000
Food and supply inventories	4,960	3,561
Prepaid expenses	1,164	3,010
Assets related to discontinued operations	6	40
Deferred income taxes	1,924	1,932

Total current assets	13,371	13,766
Property held for sale	602	602
Assets related to discontinued operations	4,820	4,824
Property and equipment, net	174,360	173,653
Intangible assets, net	26,351	26,679
Goodwill	195	195
Deferred incomes taxes	8,694	9,354
Other assets	1,863	1,944

Total assets	$230,256	$231,017

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$16,675	$14,849
Liabilities related to discontinued operations	465	411
Accrued expenses and other liabilities	20,244	20,677

Total current liabilities	37,384	35,937
Credit facility debt	11,500	13,000
Liabilities related to discontinued operations	326	1,133
Other liabilities	8,107	8,288

Total liabilities	57,317	58,358

Commitments and Contingencies
SHAREHOLDERS’ EQUITY
Common stock, $0.32 par value; 100,000,000 shares authorized; Shares issued were 28,677,203 and 28,677,203, respectively; Shares outstanding were 28,177,203 and 28,177,203, respectively	9,176	9,176
Paid-in capital	24,683	24,532
Retained earnings	143,855	143,726
Less cost of treasury stock, 500,000 shares	(4,775)	(4,775)

Total shareholders’ equity	172,939	172,659

Total liabilities and shareholders’ equity	$230,256	$231,017

The accompanying notes are an integral part of these consolidated financial statements.

Luby’s, Inc.

Consolidated Statements of Operations (unaudited)

(In thousands except per share data)

	Quarter Ended
	November 21, 2012	November 23, 2011
	(12 weeks)	(12 weeks)
SALES:
Restaurant sales	$73,968	$73,159
Culinary contract services	3,841	4,536
Franchise revenue	1,522	1,482
Vending revenue	122	148

TOTAL SALES	79,453	79,325
COSTS AND EXPENSES:
Cost of food	20,842	20,504
Payroll and related costs	25,529	25,087
Other operating expenses	17,842	17,516
Opening costs	206	35
Cost of culinary contract services	3,466	4,106
Depreciation and amortization	4,136	4,114
General and administrative expenses	7,378	6,810
Provision for asset impairments, net	90	175
Net (gain) loss on disposition of property and equipment	(242)	9

Total costs and expenses	79,247	78,356

INCOME FROM OPERATIONS	206	969
Interest income	2	1
Interest expense	(175)	(279)
Other income, net	234	217

Income before income taxes and discontinued operations	267	908
Provision for income taxes	78	325

Income from continuing operations	189	583
Loss from discontinued operations, net of income taxes	(60)	(379)

NET INCOME	$129	$204

Income per share from continuing operations:
Basic	$0.01	$0.02
Assuming dilution	0.01	0.02

Loss per share from discontinued operations:
Basic	$—	$(0.01)
Assuming dilution	—	(0.01)

Net income per share:
Basic	$0.01	$0.01
Assuming dilution	0.01	0.01

Weighted average shares outstanding:
Basic	28,386	28,262
Assuming dilution	28,567	28,304

The accompanying notes are an integral part of these consolidated financial statements.

Luby’s, Inc.

Consolidated Statement of Shareholders’ Equity (unaudited)

(In thousands)

	Common Stock				Paid-In Capital	Retained Earnings	Total Shareholders’ Equity
	Issued		Treasury
	Shares	Amount	Shares	Amount
BALANCE AT AUGUST 29, 2012	28,677	$9,176	(500)	$(4,775)	$24,532	$143,726	$172,659
Net income	—	—	—	—	—	129	129
Share-based compensation expense	—	—	—	—	137	—	137
Increase in tax benefits from stock options	—	—	—	—	14	—	14

BALANCE AT NOVEMBER 21, 2012	28,677	$9,176	(500)	$(4,775)	$24,683	$143,855	$172,939

The accompanying notes are an integral part of these consolidated financial statements.

Luby’s, Inc.

Consolidated Statements of Cash Flows (unaudited)

(In thousands)

	Quarter Ended
	November 21, 2012	November 23, 2011
	(12 weeks)	(12 weeks)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$129	$204
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for asset impairments, net of gains/losses on property sales	(152)	551
Depreciation and amortization	4,136	4,114
Amortization of debt issuance cost	26	26
Share-based compensation expense	137	209
Tax increase on stock options	14	—
Deferred tax benefit	(113)	(17)

Cash provided by operating activities before changes in operating assets and liabilities	4,177	5,087
Changes in operating assets and liabilities:
Decrease in trade accounts and other receivables	638	209
Increase in food and supply inventories	(1,398)	(1,707)
Decrease (increase) in prepaid expenses and other assets	1,930	(582)
Decrease in accounts payable, accrued expenses and other liabilities	1,239	5,796

Net cash provided by operating activities	6,586	8,803

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from disposal of assets and property held for sale	510	465
Purchases of property and equipment	(4,874)	(4,519)
Decrease (increase) in note receivable	10	(136)

Net cash used in investing activities	(4,354)	(4,190)

CASH FLOWS FROM FINANCING ACTIVITIES:
Credit facility borrowings	12,600	9,800
Credit facility repayments	(14,100)	(13,800)
Debt issuance costs	—	(1)

Net cash used in financing activities	(1,500)	(4,001)

Net increase in cash and cash equivalents	732	612
Cash and cash equivalents at beginning of period	1,223	1,252

Cash and cash equivalents at end of period	$1,955	$1,864

Cash paid for:
Income taxes	$—	$—
Interest	146	228

The accompanying notes are an integral part of these consolidated financial statements.

Luby’s, Inc.

Notes to Consolidated Financial Statements (unaudited)

November 21, 2012

Note 1. Basis of Presentation

The accompanying unaudited consolidated financial statements of Luby’s, Inc. (the “Company” or “Luby’s”) have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements that are prepared for the Company’s Annual Report on Form 10-K. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the period ended November 21, 2012 are not necessarily indicative of the results that may be expected for the fiscal year ending August 28, 2013.

The consolidated balance sheet dated August 29, 2012, included in this Form 10-Q, has been derived from the audited consolidated financial statements at that date. However, this Form 10-Q does not include all of the information and footnotes required by GAAP for an annual filing of complete financial statements. Therefore, these financial statements should be read in conjunction with the audited consolidated financial statements and footnotes included in the Company’s Annual Report on Form 10-K for the fiscal year ended August 29, 2012.

The results of operations, assets and liabilities for all units included in the cash flow improvement and capital redeployment plan discussed in Note 7 have been reclassified to discontinued operations in the statements of operations and balance sheets for all periods presented.

Note 2. Accounting Periods

The Company’s fiscal year ends on the last Wednesday in August. Accordingly, each fiscal year normally consists of 13 four-week periods, or accounting periods, accounting for 364 days in the aggregate. Each of the first three quarters of each fiscal year consists of three four-week periods, while the fourth quarter normally consists of four four-week periods. Fiscal years 2012 and 2013 contain 52 weeks. Comparability between quarters may be affected by the varying lengths of the quarters, as well as the seasonality associated with the restaurant business. Seasonality factors affecting a quarter include timing of holidays, weather and school years. Interim results may not be indicative of full year results.

Note 3. Reportable Segments

The Company has three reportable segments: Company-owned restaurants, franchise operations and Culinary Contract Services (“CCS”).

Company-owned restaurants

Company-owned restaurants consists of several brands which are aggregated into one reportable segment because the nature of the products and services, the production processes, the customers, the methods used to distribute the products and services, the nature of the regulatory environment and store level profit margin are similar. The chief operating decision maker analyzes Company-owned restaurants at store level profit which is revenue less cost of food, payroll and related costs and other operating expenses. The primary brands are Luby’s Cafeteria and Fuddruckers with a couple of non-core restaurant locations under other brand names (i.e., Koo Koo Roo California Bistro and Bob Luby’s Seafood). Both Luby’s and Fuddruckers are casual dining, counter service restaurants. Each restaurant is an operating segment because operating results and cash flow can be determined for each restaurant.

The total number of Company-owned restaurants was 158 at November 21, 2012 and 154 at August 29, 2012.

Culinary Contract Services

CCS branded as Luby’s Culinary Contract Services, consists of a business line servicing healthcare, higher education and corporate dining clients. The healthcare accounts are full service and typically include in-room delivery, catering, vending, coffee service and retail dining. CCS had contracts with long-term acute care hospitals, acute care medical centers, ambulatory surgical centers, behavioral hospitals, business and industry clients, and higher education institutions. CCS has the unique ability to deliver quality services that include facility design and procurement as well as nutrition and branded food services to our clients. The costs of culinary contract services on the Consolidated Statements of Operations includes all food, payroll and related costs and other operating expenses related to CCS sales.

The total number of CCS contracts was 18 at November 21, 2012 and August 29, 2012.

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

The number of franchised restaurants was 121 at November 21, 2012 and 125 at August 29, 2012.

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

	Quarter Ended
	November 21, 2012	November 23, 2011
	(12 weeks)	(12 weeks)
	(In Thousands)
Sales:
Company-owned restaurants	$74,090	$73,307
Culinary contract services	3,841	4,536
Franchising	1,522	1,482

Total	79,453	79,325

Segment level profit:
Company-owned restaurants	$9,877	$10,200
Culinary contract services	375	430
Franchising	1,522	1,482

Total	11,774	12,112

Depreciation and amortization:
Company-owned restaurants	$3,675	$3,648
Culinary contract services	108	114
Franchising	177	177
Corporate	176	175

Total	4,136	4,114

Capital expenditures:
Company-owned restaurants	$(4,820)	$(4,445)
Culinary contract services	(1)	(32)
Franchising	0	0
Corporate	(53)	(42)

Total	(4,874)	(4,519)

Income before income taxes and discontinued operations:
Segment level profit	$11,774	$12,112
Opening costs	(206)	(35)
Depreciation and amortization	(4,136)	(4,114)
General and administrative expenses	(7,378)	(6,810)
Provision for asset impairments, net	(90)	(175)
Net gain (loss) on disposition of property and equipment	242	(9)
Interest income	2	1
Interest expense	(175)	(279)
Other income, net	234	217

Total	$267	$908

	November 21, 2012	August 29, 2012
Total assets:
Company-owned restaurants	$182,874	$182,290
Culinary contract services	3,577	3,774
Franchising	14,954	15,352
Corporate	28,851	29,601

Total	230,256	231,017

Note 4. Fair Value Measurements

GAAP establishes a framework for using fair value to measure assets and liabilities, and expands disclosure about fair value measurements. Fair value measurements guidance applies whenever other statements require or permit asset or liabilities to be measured at fair value.

GAAP establishes a three-tier fair value hierarchy, which prioritizes the inputs used to measure fair value. These tiers include:

=	Level 1: Defined as observable inputs such as quoted prices in active markets for identical assets or liabilities as of the reporting date. Active markets are those in which transactions for the asset or liability occur in sufficient frequency and volume to provide pricing information on an ongoing basis.

=	Level 2: Defined as pricing inputs other than quoted prices in active markets included in Level 1, which are either directly or indirectly observable as of the reporting date. Level 2 includes those financial instruments that are valued using models or other valuation methodologies. These models are primarily industry-standard models that consider various assumptions, including quoted forward prices for commodities, time value, volatility factors, and current market and contractual prices for the underlying instruments, as well as other relevant economic measures.

=	Level 3: Defined as pricing inputs that are unobservable from objective sources. These inputs may be used with internally developed methodologies that result in management’s best estimate of fair value.

Non-recurring fair value measurements related to impaired property and equipment consisted of the following:

		Fair Value Measurement Using
	Quarter Ended November 21, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Impairments
		(In thousands)
Continuing Operations
Property and equipment related to company-owned assets	$20	$—	$—	$20	$(90)

		Fair Value Measurement Using
	Quarter Ended November 23, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Impairments
		(In thousands)
Continuing Operations
Property and equipment related to Culinary Contract Services	$57	$—	$—	$57	$(175)

Discontinued Operations
Property and equipment related to corporate assets	$802	$—	$—	$802	$(373)

Note 5. Income Taxes

No cash payments of estimated federal income taxes were made during the quarter ended November 21, 2012.

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

Note 6. Property and Equipment, Intangible Assets and Goodwill

The cost, net of impairment, and accumulated depreciation of property and equipment at November 21, 2012 and August 29, 2012, together with the related estimated useful lives used in computing depreciation and amortization, were as follows:

	November 21, 2012	August 29, 2012	Estimated Useful Lives
	(In thousands)
Land	$59,432	$59,159	—
Restaurant equipment and furnishings	110,491	109,059	1 to 15 years
Buildings	172,689	167,346	20 to 33 years
Leasehold and leasehold improvements	33,450	32,913	Lesser of lease term or estimated useful life
Office furniture and equipment	7,071	7,030	3 to 10 years
Construction in progress	413	3,890	—

	383,546	379,397
Less accumulated depreciation and amortization	(209,186)	(205,744)

Property and equipment, net	$174,360	$173,653

Intangible assets, net	$26,351	$26,679	21 years

Goodwill	$195	$195	—

Intangible assets, net consist of the Fuddruckers trade name and franchise agreements and will be amortized. The Company believes the Fuddruckers’ brand name has an expected accounting life of 21 years from the date of acquisition based on the expected use of its assets and the restaurant environment in which it is being used. The trade name represents a respected brand with customer loyalty and the Company intends to cultivate and protect the use of the trade name. The franchise agreements, after considering renewal periods, have an estimated accounting life of 21 years from the date of acquisition and will be amortized over this period of time. The Company recorded $3.3 million of accumulated amortization expense for the quarter ended November 21, 2012 and $2.9 million of accumulated amortization expense as of August 29, 2012.

The Company recorded an intangible asset for goodwill in the amount of $0.2 million related to the acquisition of substantially all of the assets of Fuddruckers. Goodwill is considered to have an indefinite useful life and is not amortized. Goodwill was $0.2 million as of November 21, 2012 and August 29, 2012.

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

The Company recognized the following impairment charges to income from operations:

	Quarter Ended
	November 21, 2012	November 23, 2011
	(12 weeks)	(12 weeks)
	(In thousands, except per share data)
Provision for asset impairments	$90	$175
Net (gain) loss on disposition of property and equipment	(242)	9

	$152	$184

Effect on EPS:
Basic	$0.01	$0.01
Assuming dilution	$0.01	$0.01

The impairment charge for the quarter ended November 21, 2012 is related to an operating Fuddruckers restaurant at a leased location.

The net gain for the quarter includes the gain on disposal of assets at a Koo Koo Roo leased location net of asset retirements.

The impairment charge for the quarter ended November 23, 2011 is related to a culinary contract services agreement. The net loss for the quarter ended November 23, 2011 includes the results of asset retirements.

Discontinued Operations

Of the 24 locations classified as discontinued operations in the first quarter of fiscal year 2010, 15 locations have been sold, leases on 2 locations were terminated and 2 locations were reclassified as for use in continuing operations. Of the 5 remaining locations, 3 locations are owned and we anticipate selling the locations within 18 months. The remaining 2 locations are leased with terms expiring in January 2013 and May 2018. The results of operations, assets and liabilities for all units included in the Plan have been reclassified to discontinued operations in the statement of operations and balance sheets for all periods presented.

The following table sets forth the assets and liabilities for all discontinued operations:

	November 21, 2012	August 29, 2012
	(in thousands)
Prepaid expenses	$6	$40

Assets related to discontinued operations—current	$6	$40

Property and equipment	$4,812	$4,812
Other assets	8	12

Assets related to discontinued operations—non-current	$4,820	$4,824

Deferred income taxes	$298	$298
Accrued expenses and other liabilities	167	113

Liabilities related to discontinued operations—current	$465	$411

Other liabilities	$108	$134
Deferred income taxes	218	999

Liabilities related to discontinued operations—non-current	$326	$1,133

As of August 29, 2012, the Company had 7 properties classified as discontinued operations assets. The carrying value of the owned properties was $4.8 million. The carrying values of the ground leases were previously impaired to zero.

As of November 21, 2012, the Company had 7 properties classified as discontinued operations assets. The carrying value of the owned properties was $4.8 million. The carrying values of the ground leases were previously impaired to zero.

The Company is actively marketing all but one of these properties for lease or sale and the Company’s results of discontinued operations will be affected by the disposal of properties related to discontinued operations to the extent proceeds from the sales exceed or are less than net book value.

The following table sets forth the sales and pretax income (losses) reported for discontinued operations:

	Quarter Ended
	November 21, 2012	November 23, 2011
	(12 weeks)	(12 weeks)
	(In thousands, except discontinued locations)
Pretax loss	$(99)	$(594)
Income tax benefit on discontinued operations	39	215
Loss on discontinued operations	(60)	(379)
Discontinued locations closed during the period	—	—

The following table summarizes discontinued operations for the first quarters of fiscal years 2013 and 2012:

	Quarter Ended
	November 21, 2012	November 23, 2011
	(12 weeks)	(12 weeks)
	(In thousands, except per share data)
Impairments	$—	$(373)
Gains	—	6

Net (loss) gain	—	(367)
Other	(60)	(12)

Loss from discontinued operations	$(60)	$(379)

Effect on EPS from discontinued operations—basic	$—	$(0.01)

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

At November 21, 2012 and August 29, 2012, the Company had one owned property recorded at approximately $0.6 million in property held for sale. The Company is actively marketing the location currently classified as property held for sale.

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

Construction Activity

From time to time, the Company enters into non-cancelable contracts for the construction of its new restaurants. This construction activity exposes the Company to the risks inherent in new construction, including but not limited to rising material prices, labor shortages, delays in getting required permits and inspections, adverse weather conditions, and injuries sustained by workers. The Company had no non-cancelable contracts as of November 21, 2012.

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

Under the terms of the Amended and Restated Master Sales Agreement, the Pappas entities may provide specialized (customized) equipment fabrication and basic equipment maintenance, including stainless steel stoves, shelving, rolling carts, and chef tables. The total costs under the Amended and Restated Master Sales Agreement of custom-fabricated and refurbished equipment in the quarters ended November 21, 2012 and November 23, 2011 were zero and $63,000, respectively. Services provided under this agreement are subject to review and approval by the Finance and Audit Committee of the Company’s Board of Directors.

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

On November 22, 2006, the Company executed a new lease agreement in connection with the replacement and relocation of the existing restaurant with a new prototype restaurant in the retail strip center described above. The new restaurant opened in July 2008 and the new lease agreement provides for a primary term of approximately twelve years with two subsequent five-year options. The new lease also gives the landlord an option to buy out the agreement on or after the calendar year 2015 by paying the unamortized cost of the Company’s improvements. The Company is currently obligated to pay rent of $20.00 per square foot ($22.00 per square foot beginning January 2014) plus maintenance, taxes, and insurance during the primary term of the lease. Thereafter, the lease provides for increases in rent at set intervals. The new lease agreement was approved by the Finance and Audit Committee and full Board of Directors. The Company made payments of $56,000 and $77,000 in the quarters ended November 21, 2012 and November 23, 2011, respectively.

On November 14, 2012, the Company executed an additional lease agreement in connection with a proposed future restaurant concept in the retail strip center described above. This lease agreement provides for a primary term of approximately eight years with no renewal options. The Company is currently obligated to pay rent of $35.00 per square foot plus maintenance, taxes, and insurance during the primary term of the lease. Thereafter, the lease provides for an increase in rent at a set interval. This lease agreement was approved by the Finance and Audit Committee of the Board of Directors. The Company has not made rental payments on this space in the in the quarter ended November 21, 2012.

Affiliated rents paid for this restaurant property lease represented 1.9% and 2.6% of total rents for continuing operations for the quarters ended November 21, 2012 and November 23, 2011, respectively.

	Quarter Ended
	November 21, 2012	November 23, 2011
	(12 weeks)	(12 weeks)
	(In thousands, except percentages)
AFFILIATED COSTS INCURRED:
General and administrative expenses—professional and other costs	$13	$13
Capital expenditures—custom-fabricated and refurbished equipment and furnishings	—	63
Other operating expenses and opening costs, including property leases	106	67

Total	$119	$143

RELATIVE TOTAL COMPANY COSTS:
General and administrative expenses	$7,378	$6,810
Capital expenditures	4,874	4,519
Other operating expenses and opening costs	18,048	17,551

Total	$30,300	$28,880

AFFILIATED COSTS INCURRED AS A PERCENTAGE OF RELATIVE TOTAL COMPANY COSTS	0.39%	0.50%

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

Key Management Personnel

On August 28, 2012, the Company entered into a seventh amendment to the Employment Agreement dated November 9, 2005 and as amended on October 29, 2007, November 19, 2008, November 19, 2009, April 15, 2010, September 2, 2010 and April 20, 2011 between the Company and Christopher J. Pappas to extend the termination date thereof to December 31, 2013. Mr. Pappas continues to devote his primary time and business efforts to the Company while maintaining his role at Pappas Restaurants, Inc.

On December 20, 2011, the Board of Directors of the Company approved the renewal of a consultant agreement with Ernest Pekmezaris, the Company’s former Chief Financial Officer. Under the agreement, Mr. Pekmezaris will continue to furnish to the Company advisory and consulting services related to finance and accounting matters and other related consulting services. The agreement expires on January 31, 2013. Mr. Pekmezaris is also the Treasurer of Pappas Restaurants, Inc. Compensation for the services provided by Mr. Pekmezaris to Pappas Restaurants, Inc. is paid entirely by that entity.

Peter Tropoli, the Company’s Chief Operating Officer, and formerly the Company’s Senior Vice President, Administration, General Counsel and Secretary, is an attorney and stepson of Frank Markantonis, who is a director of the Company.

Paulette Gerukos, Vice President of Human Resources of the Company, is the sister-in-law of Harris J. Pappas, who is a director of the Company.

Note 10. Share-Based Compensation

We have two active share based stock plans, the Employee Stock Plan and Non-employee Director Stock Plan. Both plans authorize the granting of stock options, restricted stock and other types of awards consistent with the purpose of the plans.

Of the original 0.4 million shares approved for issuance under the Non-employee Director Stock Plan, 0.5 million options, restricted stock units and restricted stock awards were granted, 0.1 million options were cancelled or expired and added back into the plan. Approximately 2,000 shares remain available for future issuance as of November 21, 2012. Compensation cost for share-based payment arrangements under the Non-employee Director Stock Plan, recognized in general and administrative expenses for the quarters ended November 21, 2012 and November 23, 2011 was approximately $27,000 and $72,000, respectively.

Of the original 2.6 million shares approved for issuance under the Employee Stock Plan, 4.6 million options and restricted stock units were granted, 2.9 million options and restricted stock units were cancelled or expired and added back into the plan. Approximately 0.9 million shares remain available for future issuance as of November 21, 2012. Compensation cost for share-based payment arrangements under the Employee Stock Plan, recognized in general and administrative expenses for the quarters ended November 21, 2012 and November 23, 2011 was approximately $0.1 million and $0.1 million, respectively.

Stock Options

Stock options granted under either the Employee Stock Plan or the Non-employee Director Stock Plan have exercise prices equal to the market price of the Company’s common stock at the date of the grant.

Option awards under the Non-employee Director Stock Plan generally vest 100% on the first anniversary of the grant date and expire ten years from the grant date. No options were granted under the Non-employee Director Stock Plan in the first quarter of fiscal year 2013. However, options to purchase 38,000 shares at option prices from $1.98 to $6.45 per share remain outstanding as of November 21, 2012.

Options granted under the Employee Stock Plan generally vest 25% on the anniversary date of each grant and expire six years from the date of the grant. However, options granted to executive officers under the Employee Stock Plan vest 50% on the first anniversary date of the grant date, 25% on the second anniversary of the grant date and the remaining 25% vest on the third anniversary of the grant date and expire ten years from the grant date. All options granted in the first quarter of fiscal year 2013 were granted under the Employee Stock Plan. Option to purchase 964,994 shares at option prices of $3.44 to $11.10 per share remain outstanding as of November 21, 2012.

A summary of the Company’s stock option activity for the quarter ended November 21, 2012 is presented in the following table:

	Shares Under Fixed Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
			(Years)	(In thousands)
Outstanding at August 29, 2012	1,175,224	$6.31	3.8	$1,456
Granted	109,335	5.95	0	0
Exercised	0	0	0	0
Forfeited/Expired	(281,565)	0	0	0

Outstanding at November 21, 2012	1,002,994	$5.17	5.1	$1,527

Exercisable at November 21, 2012	642,895	$5.25	4.4	$1,055

The intrinsic value for stock options is defined as the difference between the current market value, or closing price on November 21, 2012, and the grant price.

Restricted Stock Units

Grants of restricted stock units consist of the Company’s common stock and generally vest after three years. All restricted stock units are cliff-vested. Restricted stock units are valued at the closing market price of the Company’s common stock at the date of grant.

A summary of the Company’s restricted stock unit activity during the first quarter of fiscal year 2013 is presented in the following table:

	Restricted Stock Units	Weighted Average Fair Value	Weighted-Average Remaining Contractual Term
		(Per share)	(In years)
Unvested at August 29, 2012	163,946	$4.83	1.8
Granted	214,290	5.95	—
Vested	(14,000)	3.46	—

Unvested at November 21, 2012	364,236	$5.54	2.4

At November 21, 2012, there was approximately $1.6 million of total unrecognized compensation cost related to unvested restricted stock units that is expected to be recognized over a weighted-average period of 2.7 years.

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

Note 11. Earnings Per Share

Basic net income per share is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding and unvested restricted stock for the reporting period. Diluted net income per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. For the calculation of diluted net income per share, the basic weighted average number of shares is increased by the dilutive effect of stock options determined using the treasury stock method. Stock options excluded from the computation of net income per share for the quarter ended November 21, 2012 include approximately 89,000 shares with exercise prices exceeding market prices and approximately 5,000 shares whose inclusion would also be antidilutive.

The components of basic and diluted net income per share are as follows:

	Quarter Ended
	November 21, 2012	November 23, 2011
	(12 weeks)	(12 weeks)
	(In thousands expect per share data)
Numerator:
Income (loss) from continuing operations	$189	$583
Loss from discontinued operations	(60)	(379)

Net income (loss)	$129	$204

Denominator:
Denominator for basic earnings per share—weighted-average shares	28,386	28,262
Effect of potentially dilutive securities:
Employee and non-employee stock options	181	42

Denominator for earnings per share assuming dilution	28,567	28,304

Income (loss) per share from continuing operations:
Basic	$0.01	$0.02
Assuming dilution	0.01	0.02

Loss per share from discontinued operations:
Basic	$—	$(0.01)
Assuming dilution	—	(0.01)

Net income (loss) per share:
Basic	$0.01	$0.01
Assuming dilution	0.01	0.01

Note 12. Subsequent Event

Luby’s Inc., via a wholly owned subsidiary, purchased all the Membership Units of Paradise Restaurants Group, LLC, and certain of their affiliates, collectively known as Cheeseburger In Paradise, for approximately $11.0 million in cash plus reimbursements for cash on hand, inventory and accounts receivable offset by liabilities assumed at closing on December 5, 2012 and took over operations on December 6, 2012. Luby’s Fuddruckers Restaurants, LLC will operate 23 Cheeseburger in Paradise restaurants, located in 14 states.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s discussion and analysis of financial condition and results of operations should be read in conjunction with the unaudited consolidated financial statements and footnotes for the period ended November 21, 2012 included in Item 1 of Part I of this Quarterly Report on Form 10-Q, and the audited consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended August 29, 2012.

The following presents an analysis of the results and financial condition of our continuing operations. Except where indicated otherwise, the results of discontinued operations are excluded from this discussion.

Overview

Luby’s, Inc. is a multi-branded company operating in the restaurant industry and the contract food services industry. Our primary brands include Luby’s Cafeterias, Luby’s Culinary Contract Services, Fuddruckers, and Cheeseburger in Paradise. Also included in our brands are Luby’s, Etc. and Koo Koo Roo Chicken Bistro. We purchased substantially all of the assets of Fuddruckers, Inc., Magic Brands, LLC and certain of their affiliates (collectively, “Fuddruckers”) in July 2010. We purchased all of the Membership Units of Paradise Restaurant Group, LLC and certain of their affiliates (collectively known as, “Cheeseburger in Paradise”) effective December 6, 2012. Accordingly, we were not the operator of the Cheeseburger in Paradise restaurants until after the end of the quarter ended November 21, 2012 and therefore none of the results of operations from the Cheeseburger in Paradise restaurants are included in this discussion.

As of November 21, 2012, we owned and operated 158 restaurants, of which 93 are traditional cafeterias, 62 are gourmet hamburger restaurants, two are upscale fast serve chicken restaurants, and one primarily serves seafood. These establishments are located in close proximity to retail centers, business developments and residential areas mostly throughout the United States. On December 6, 2012 we took over operations of 23 Cheeseburger in Paradise restaurant and bar locations located across 14 states.

Also as of November 21, 2012, we operated 18 Culinary Contract Service facilities. These facilities are located within healthcare and education settings in Texas and Louisiana. These facilities provide food service options to varied populations including in-hospital-room patient meal service, retail food-court style restaurant dining, and coffee/snack kiosks.

Also as of November 21, 2012, we are a franchisor for a network of 121 Fuddruckers restaurants. The owners of these franchise units pay royalty revenue to us as a franchisor.

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

Same-Store Sales

The restaurant business is highly competitive with respect to food quality, concept, location, price, and service, all of which may have an effect on same-store sales. Our same-store sales calculation measures the relative performance of a certain group of restaurants. To qualify for inclusion in this group, a store must have been in operation for 18 consecutive accounting periods. Our Fuddruckers units were included in this measurement beginning with the third fiscal quarter ended May 9, 2012. Stores that close on a permanent basis are removed from the group in the fiscal quarter when operations cease at the restaurant, but remain in the same-store group for previously reported fiscal quarters. Although management believes this approach leads to more effective year-over-year comparisons, neither the time frame nor the exact practice may be similar to those used by other restaurant companies.

RESULTS OF OPERATIONS

For the First Quarter Fiscal Year 2013 versus the First Quarter Fiscal Year 2012

Sales

Total company sales increased approximately $0.1 million, or 0.2%, in the quarter ended November 21, 2012 compared to quarter ended November 23, 2011, consisting primarily of a $0.8 million increase in restaurant sales, offset by a $0.7 million decrease in Culinary Contract Sales. The other components of total sales are franchise revenue and vending income.

The company operates with three reportable operating segments: Company owned restaurants, franchise operations, and Culinary Contract Services.

Company Owned Restaurants

Restaurant Sales

Restaurant sales increased $0.8 million in the quarter ended November 21, 2012 compared to the quarter ended November 23, 2011. The increase in restaurant sales included a $0.4 million increase in sales at Luby’s cafeteria-branded restaurants and a $0.4 million increase in sales from Fuddruckers-branded restaurants. On a same store-store basis, restaurant sales increased 0.2%. The increase in same store sales was achieved primarily by increases in the per person average spend offset by declines in guest traffic. The increase in per person average spend was a result of altering the mix of menu items offered and selected by our customers and by motivating the purchase of additional items on the customer ticket.

Cost of Food

Food costs increased approximately $0.3 million, or 1.6%, in the quarter ended November 21, 2012 compared to the quarter ended November 23, 2011 due primarily to total food and beverage rebates of approximately $0.3 million recorded in the quarter ended November 21, 2012 compared to $0.6 million in rebates recorded in the quarter ended November 23, 2011. Removing the impact of food and beverage rebates, food costs were comparable in the quarter ended November 21, 2012 to the quarter ended November 23, 2011. Food commodity prices for our basket of food commodity purchases were mostly stable; however, we were affected by the higher costs of turkey which is a key component of our Thanksgiving offerings. As a percentage of sales, food cost increased 0.2% to 28.2% in the quarter ended November 21, 2012 compared to the quarter ended November 23, 2011. Removing the impact of food and beverage rebates, food costs as a percentage of restaurant sales decreased 0.3% in the quarter ended November 21, 2012 compared to the quarter ended November 23, 2011. Careful food cost management and menu mix management was partially offset by the impact of a re-introduction of discounted limited time offers at certain locations in the latter part of the quarter ended November 21, 2012.

Payroll and Related Costs

Payroll and related costs increased approximately $0.4 million in the quarter ended November 21, 2012 compared to the quarter ended November 23, 2011. Hourly labor costs increased in part due to the addition of new restaurants and a greater number of hours deployed during their first 60 days of operations. Crew labor training costs also increased in the quarter ended November 21, 2012 compared to the quarter ended November 23, 2011 as additional focus was placed on developing all restaurant employees to most effectively serve our customers and properly execute restaurant operational processes. Restaurant management labor costs were comparable in the quarter ended November 21, 2012 to the quarter ended November 23, 2011. As a percentage of restaurant sales, payroll and related costs increased 0.2%, to 34.5%, in the quarter ended November 21, 2012 compared to 34.3% in the quarter ended November 23, 2011, due in part to higher crew training costs offset by leveraging management costs on higher sales volumes.

Other Operating Expenses

Other operating expenses primarily include restaurant-related expenses for utilities, repairs and maintenance, advertising, insurance, services, supplies and occupancy costs. Other operating expenses increased by approximately $0.3 million, or 1.8%, in the quarter ended November 21, 2012 compared to the quarter ended November 23, 2011, primarily due to (1) an approximate $0.3 million increase in marketing and advertising costs; (2) an approximate $0.3 million increase in restaurant supply and services expense; partially offset by (3) an approximate $0.3 million reduction in repairs and maintenance expenses and insurance expenses. As a percentage of restaurant sales, other operating expenses increased 0.2%, to 24.1%, in the quarter ended November 21, 2012 compared to 23.9% in the quarter ended November 23, 2011, due the cost increases, partially offset by the costs decreases, enumerated above and the ability to leverage the fixed cost components of certain operating costs over an increased sales volume.

Franchise Operations

We offer franchises for the Fuddruckers brand. Franchises are sold in markets where expansion is deemed advantageous to the development of the Fuddruckers concept and system of restaurants. Franchise revenue includes (1) royalties paid to us as the franchisor for the Fuddruckers brand; (2) franchise fees paid to us when franchise development agreements are executed and when franchise units are opened for business or transferred to new owners. Franchise revenue increased $40 thousand in the quarter ended November 21, 2012 compared to the quarter ended November 23, 2011. The $40 thousand increase in franchise revenue includes $20 thousand increase in franchise royalties and $20 thousand increase in franchise fees. At the quarter ended November 23, 2011, there were 121 Fuddruckers franchise units in the system. Over the prior one year ended November 21, 2012, our franchisees have opened six units, including one in Mexico where we are a joint venture partner. Over the prior one year ended November 21, 2012 there were also six franchise units that closed on a permanent basis. As such, at the quarter ended November 21, 2012, there were 121 Fuddruckers franchise units in the system.

Culinary Contract Services

Culinary Contract Services is a business line servicing healthcare, higher education, and corporate dining clients. The healthcare accounts are full service and typically include in-room delivery, catering, vending, coffee service and retail dining. This business line operated 18 client locations during the quarter ended November 21, 2012 compared to 21 client locations during the quarter ended November 23, 2011. In fiscal year 2012, we refined our operating model by concentrating on clients able to enter into agreements where all operating costs are reimbursed to us and we generally charge a fixed fee. These agreements typically present lower financial risk to the company.

Culinary Contract Services Revenue

Culinary Contract Services revenue decreased $0.7 million, or 15.3% in the quarter ended November 21, 2012 compared to the quarter ended November 23, 2011. The decrease in revenue was primarily due to the reduction in the number of locations where we operate and the sales volume at those locations. While the number of locations has declined, we believe we now operate with a stronger mix of clients.

Cost of Culinary Contract Services

Cost of Culinary Contract Services includes the food, payroll and related, and other direct operating expenses associated with generating culinary contract sales. Cost of Culinary Contract Services decreased approximately $0.6 million, or 15.6%, in the quarter ended November 21, 2012 compared to the quarter ended November 23, 2011, due to a commensurate decrease in culinary contract sales volume.

Opening Costs

Opening costs include labor, supplies, occupancy, and other costs necessary to support the restaurant through its opening period. Opening costs were approximately $0.2 million in the quarter ended November 21, 2012 compared to approximately $35 thousand in the quarter ended November 23, 2011. The quarter ended November 21, 2012 and the quarter ended November 23, 2011 included carrying costs of locations to be developed for future restaurant openings. The quarter ended November 21, 2012 also included the labor, supplies, and other costs necessary to support the opening of one cafeteria and three Fuddruckers restaurants.

Depreciation and Amortization

Depreciation and amortization expense increased by approximately $22 thousand, or 0.5% in the quarter ended November 21, 2012 compared to the quarter ended November 23, 2011 due to depreciation related to new capital expenditures for new construction and remodel activity partially offset by certain assets reaching the end of their depreciable lives.

General and Administrative Expenses

General and administrative expenses include corporate salaries and benefits-related costs, including restaurant area leaders, share-based compensation, professional fees, travel and recruiting expenses and other office expenses. General and administrative expenses increased by approximately $0.6 million, or 8.3%, in the quarter ended November 21, 2012 compared to the quarter ended November 23, 2011. The increase was primarily due to higher salary and benefits expenses and an approximate $0.3 million settlement in our favor from a class action suit related to credit card interchange fees that was recorded in the quarter ended November 23, 2011. As a percentage of total sales, general and administrative expenses increased to 9.3% in the quarter ended November 21, 2012 compared to 8.6% in the quarter ended November 23, 2011.

Provision for asset impairments, net

The asset impairment of $90 thousand in the quarter ended November 21, 2012 reflects the impairment of one leased location where the projected future cash flows through the end of the lease term are now not expected to support the value of the assets at the location. The impairment charge of $175 thousand in the quarter ended November 23, 2011 was related to a culinary contract services agreement.

Net (Gain) Loss on Disposition of Property and Equipment

The loss or gain on disposition of property and equipment was a gain of approximately $0.2 million in the quarter ended November 21, 2012 and related to the sale of our leasehold interest in one restaurant location offset by normal asset retirement activity in our restaurant units. The loss or gain on disposition of property and equipment was a loss of nine thousand dollars in the quarter ended November 23, 2011.

Interest Income

Interest income increased by approximately $1 thousand in the quarter ended November 21, 2012 compared to the quarter ended November 23, 2011.

Interest Expense

Interest expense in the quarter ended November 21, 2012 decreased approximately $0.1 million compared to the interest expense in the quarter ended November 23, 2011, due to lower outstanding debt balances resulting from the application of cash from operations and property sales to our debt balance.

Other Income, Net

Other income, net consisted primarily of the following components: net rental property income and expenses relating to property for which we are the landlord; prepaid sales tax discounts earned through our participation in state tax prepayment programs; and oil and gas royalty income. Other income, net in the quarter ended November 21, 2012 increased approximately $17 thousand compared to the quarter ended November 23, 2011. The increase was primarily due to (1) net rental income on properties that we lease to third parties; (2) oil and gas royalty income; and (3) higher prepaid sales tax discounts earned on a higher sales volumes.

Taxes

For the quarter ended November 21, 2012, the income taxes related to continuing operations resulted in a tax provision of $0.1 million compared to a tax provision of $0.3 million for the quarter ended November 23, 2011.

Discontinued Operations

The loss from discontinued operations was $0.1 million in the quarter ended November 21, 2012 compared to a loss of $0.4 million in the quarter ended November 23, 2011. The loss for the quarter ended November 21, 2012 reflects the carrying costs associated with assets that are related to discontinued operation, offset by the income tax benefit related to discontinued operations.

The loss from discontinued operations of $0.4 million in the quarter ended November 23, 2011 included (1) $0.2 million in carrying costs associated with assets related to discontinued operations, (2) an asset impairment of $0.4 million; partially offset by (3) a $0.2 million income tax benefit related to discontinued operations.

LIQUIDITY AND CAPITAL RESOURCES

Cash and Cash Equivalents

General. Our primary sources of short-term and long-term liquidity are cash flows from operations and our revolving credit facility. Cash provided by operating activities was $6.6 million offset by cash used in investing activities of $4.4 million and financing activities of $1.5 million. Cash and cash equivalents increased $0.7 million in the first quarter of fiscal year 2013 and $0.6 million in the first quarter of fiscal year 2012. Cash provided by operating activities was $8.8 million offset by cash used in investing activities or $4.2 million and financing activities of $4.0 million in the first quarter of fiscal year 2012. We plan to continue the level of capital and repair and maintenance expenditures necessary to keep our restaurants attractive and operating efficiently.

Our cash requirements consist principally of:

•	payments to reduce our debt;

•	capital expenditures for construction, restaurant renovations, purchase of property for development of our restaurant brands and for use as rental property and upgrades and information technology; and

•	working capital primarily from our Company-owned restaurants and CCS agreements.

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

The following table summarizes our cash flows from operating, investing and financing activities:

	Quarter Ended
	November 21, 2012	November 23, 2011
	(12 weeks)	(12 weeks)
	(In thousands)
Total cash provided by (used in):
Operating activities	$6,586	$8,803
Investing activities	(4,354)	(4,190)
Financing activities	(1,500)	(4,001)

Increase in cash and cash equivalents	$732	$612

Operating Activities. Cash flow from operating activities was $6.6 million in the first quarter of fiscal year 2013, a $2.2 million decrease from the first quarter of fiscal year 2012. The $2.2 million decrease in cash is due to a $0.9 million decrease in cash from operations before changes in operating assets and liabilities and a $1.3 million decrease in cash from operating assets and liabilities.

Cash generated by operating activities before changes in operating assets and liabilities was $4.2 million in the first quarter of fiscal year 2013, a $0.9 million decrease compared to the first quarter of fiscal year 2012. Cash generated by the company-owned restaurant segment was $0.2 million less in the first quarter of fiscal year 2013 compared to fiscal year 2012 and cash used for opening costs was $0.2 million higher in the first quarter of fiscal year 2013 than fiscal year 2012. Cash used in discontinued operations was $0.1 million in the first quarter of fiscal year 2013, a $0.3 million decrease in cash flow from the first quarter of fiscal year 2012.

Cash generated by changes in operating assets and liabilities was $2.4 million in the first quarter of fiscal year 2013, a $1.3 million decrease in cash compared to the first quarter of fiscal year 2012. The change in accounts payable, accrued expenses and other liabilities was a $1.2 million source of cash in the first quarter of fiscal year 2013, a $4.6 million decrease from the first quarter of fiscal year 2012 offset by a $3.3 million increase in operating assets.

The $4.6 million decrease in cash from current operating liabilities in the first quarter of fiscal year 2013 compared to the first quarter of fiscal year 2012 was primarily due to timing differences in payments and accruals of salary and related costs of $3.3 million. The increase in accounts payable was $0.9 million less in the first quarter of fiscal year 2013 compared to the first quarter of fiscal year 2012.

The $3.3 million increase in cash flow from current operating assets in the first quarter of fiscal year 2013 compared to the first quarter of fiscal year 2012 was primarily due to changes in prepaid expenses. The decrease in cash due to changes in prepaid rent expenses in the first quarter of fiscal year 2013 compared to fiscal year 2012 was primarily due to timing differences between the two quarters for insurance of $1.1 million and rent of $1.0 million. Other increases in cash flow due to changes in current operating assets include the decrease in trade accounts and other receivables of $0.4 million more in the first quarter of fiscal year 2013, than the first quarter of fiscal year 2012 and the increase in food and supply inventories of $0.3 million less in the first quarter of fiscal year 2013 than the first quarter of fiscal year 2012.

Investing Activities. We generally reinvest available cash flows from operations to develop new restaurants, enhance existing restaurants and to support culinary contract services. Cash used by investing activities was $4.4 million in the first quarter of fiscal year 2013 and $4.2 million in the first quarter of fiscal year 2012. Capital expenditures were $4.9 million in the first quarter of fiscal year 2013, a $0.4 million increase compared to the first quarter of fiscal year 2012. Proceeds from the disposal of assets was $0.5 million in the first quarter of fiscal years 2013 and 2012.

Financing Activities. Cash used by financing activities was $1.5 million in the first quarter of fiscal year 2013, a $2.5 million decrease compared to the first quarter of fiscal year 2012.

Status of Long-Term Investments and Liquidity

At November 21, 2012, we did not hold any long-term investments.

Status of Trade Accounts and Other Receivables, Net

We monitor the aging of our receivables, including Fuddruckers franchising related receivables, and record provisions for uncollectable accounts, as appropriate. Credit terms of accounts receivable associated with our CCS business vary from 30 to 45 days based on contract terms.

Working Capital

Current assets decreased $0.4 million in the first quarter of fiscal year 2013 compared to an increase of $2.8 million in the first quarter of fiscal year 2012. In the first quarter of fiscal year 2013, prepaid expenses and trade accounts and other receivables decreased $1.8 million and $0.6 million, partially offset by increases in inventory and cash of $1.4 million and $0.7 million, respectively. In the first quarter of fiscal year 2012, food inventories increased $1.7 million, cash increased $0.6 million and prepaid expenses increased $0.6 million while trade accounts and other receivable decreased $0.2 million. The change in prepaid expenses and other assets was a $1.9 million source of cash in fiscal year 2013, an increase of $2.5 million from the first quarter of fiscal year 2012. The $2.5 million increase was primarily due to timing differences in payments and accruals for insurance, rent and advertising.

Current liabilities increased $1.4 million in the first quarter of fiscal year 2013 compared to a $4.6 million increase in the first quarter of fiscal year 2012. In the first quarter of fiscal year 2013, accounts payables increased $1.8 million and accrued expenses and other liabilities decreased $0.4 million. In the first quarter of fiscal year 2012 accounts payables increased $2.7 million and accrued expenses and other liabilities increased $1.8 million. The change in accounts payables, accrued expenses and other liabilities was a $1.2 million use of cash in the first quarter of fiscal year 2013, which was $4.6 million less than the first quarter of fiscal year 2012. The $4.6 million difference in the quarters was primarily due to timing differences in the accrual and payment of salary related costs.

Capital Expenditures

Capital expenditures consist of purchases of real estate for future restaurant sites, culinary contract services investments, new unit construction, purchases of new and replacement restaurant furniture and equipment, and ongoing remodeling programs. Capital expenditures for the first quarter of fiscal year 2013 were approximately $4.9 million and related to recurring maintenance of our existing units to improvement of our culinary contract services business and the development of future restaurant sites. We expect to be able to fund all capital expenditures in fiscal year 2013 using proceeds from the sale of assets, cash flows from operations and our available credit. We expect to spend approximately $24.0 million to $29.0 million on capital expenditures in fiscal year 2013.

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

The aggregate amount of the lenders’ commitments under the 2009 Credit Facility was $50.0 million as of November 21, 2012. The 2009 Credit Facility also provides for the issuance of letters of credit in a maximum aggregate amount of $15.0 million outstanding at any one time. At November 21, 2012, $37.5 million was available under the 2009 Credit Facility.

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

The 2009 Credit Facility is secured by a perfected first priority lien on certain of our real property and all of the material personal property owned by us or any of our subsidiaries, other than certain excluded assets (as defined in the Credit Agreement). At November 21, 2012, the carrying value of the collateral securing the 2009 Credit Facility was $87.7 million.

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

We were in compliance with the covenants contained in the Credit Agreement as of November 21, 2012.

The Credit Agreement also includes customary events of default. If a default occurs and is continuing, the lenders’ commitments under the Credit Facility may be immediately terminated and/or we may be required to repay all amounts outstanding under the Credit Facility.

As of November 21, 2012, we had $11.5 million in outstanding loans and $1.0 million committed under letters of credit, which were issued as security for the payment of insurance obligations.

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

If the future consequences of differences between financial reporting bases and tax bases of our assets and liabilities result in a net deferred tax asset, management will evaluate the probability of our ability to realize the future benefits of such asset. A valuation allowance related to a deferred tax asset is recorded when it is more likely than not that all or some portion of the deferred tax asset will not be realized. The realization of such net deferred tax will generally depend on whether we will have sufficient taxable income of an appropriate character within the carry forward period permitted by the tax law.

Management evaluates both positive and negative evidence, including its forecasts of our future taxable income adjusted by varying probability factors, in making a determination as to whether it is more likely than not that all or some portion of the deferred tax asset will be realized. Based on its analysis, management concluded that a valuation allowance was not necessary.

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

For assets held for use, we estimate future cash flows using assumptions based on possible outcomes of the areas analyzed. If the undiscounted future cash flows are less than the carrying value of our location’s assets, we record an impairment based on an estimate of discounted cash flows. The estimates of future cash flows, based on reasonable and supportable assumptions and projections, require management’s subjective judgments. Assumptions and estimates used include operating results, changes in working capital, discount rate, growth rate, anticipated net proceeds from disposition of the property and if applicable, lease terms. The span of time for which future cash flows are estimated is often lengthy, increasing the sensitivity to assumptions made. The time span is longer and could be 20 to 25 years for newer properties, but only 5 to 10 years for older properties. Depending on the assumptions and estimates used, the estimated future cash flows projected in the evaluation of long-lived assets can vary within a wide range of outcomes. We consider the likelihood of possible outcomes in determining the best estimate of future cash flows. The measurement for such an impairment loss is then based on the fair value of the asset as determined by discounted cash flows. We operated 154 restaurants as of November 21, 2012 and periodically experience unanticipated changes in our assumptions and estimates. Those changes could have a significant impact on discounted cash flow models with a corresponding significant impact on the measurement of an impairment. We believe we have two locations, with an aggregate net carrying value of assets held for use of $315,000, with respect to which it is possible that an impairment charge could be taken over the next 12 months.

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

NEW ACCOUNTING PRONOUNCEMENTS

In July 2012, the FASB issued ASU No. 2012-02, “Testing Indefinite-Lived Intangible Assets for Impairment.” This pronouncement was issued to simplify how entities test for impairment of indefinite-lived intangible assets. Under this pronouncement, an entity has the option first to assess qualitative factors to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired. In conclusion of this assessment, if an entity finds that it is not more likely that not than an indefinite-lived intangible asset is impaired, then the entity is not required to take further action. However, is an entity concludes otherwise, then it is required to determine the fair value of the indefinite-lived intangible asset and perform the quantitative impairment test by comparing the fair value with the carrying amount in accordance with ASC Topic 350, “Intangibles – Goodwill and Other.” This pronouncement is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012 with early adoption permitted. The adoption of this pronouncement is not expected to have a material impact on the Company’s consolidated financial statements.

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

In some cases, investors can identify these statements by forward-looking words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “outlook,” “may” “should,” “will,” and “would” or similar words. Forward-looking statements are based on certain assumptions and analyses made by management in light of their experience and perception of historical trends, current conditions, expected future developments and other factors we believe are relevant. Although management believes that our assumptions are reasonable based on information currently available, those assumptions are subject to significant risks and uncertainties, many of which are outside of our control. The following factors, as well as the factors set forth in Item 1A of our Annual Report on Form 10-K for the fiscal year ended August 29, 2012 and any other cautionary language in this Form 10-Q, provide examples of risks, uncertainties, and events that may cause our financial and operational results to differ materially from the expectations described in our forward-looking statements:

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risk from changes in interest rates affecting our variable-rate debt. As of November 21, 2012, the total amount of debt subject to interest rate fluctuations outstanding under our 2009 Credit Facility was $10.5 million. Assuming an average debt balance of $10.5 million, a 1.0% increase in prevailing interest rates would increase our annual interest expense by $0.1 million.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of November 21, 2012. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of November 21, 2012, our disclosure controls and procedures were effective in providing reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended November 21, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II—OTHER INFORMATION

Item 1. Legal Proceedings

There have been no material changes to our legal proceedings as disclosed in “Legal Proceedings” in Item 3 of Part I of our Annual Report on Form 10-K for the fiscal year ended August 29, 2012.

Item 1A. Risk Factors

There have been no material changes during the quarter ended November 21, 2012 to the Risk Factors discussed in Item 1A of Part I of our Annual Report on Form 10-K for the fiscal year ended August 29, 2012.

If we do not successfully integrate Luby’s and Cheeseburger in Paradise operations, the anticipated benefits of the acquisition of all the Membership Units of Paradise Restaurant Group, LLC and certain of their affiliates may not be fully realized.

On December 5, 2012, we completed the acquisition of all of the membership units of Paradise Restaurant Group, LLC and certain of their affiliates, collectively known as Cheeseburger In Paradise. Although we believe that the integration of Cheeseburger in Paradise into our operations will not present significant difficulties, this integration may not result in the realization of the full benefits of synergies, cost savings and operational efficiencies that we expect or the achievement of these benefits within a reasonable period of time. The diversion of the attention of management to the integration effort and any difficulties encountered in combining our operations could adversely affect our business and results of operations. In addition, we may not have discovered all known and unknown factors regarding the Cheeseburger in Paradise operation that could produce unintended and unexpected consequences for us. Undiscovered factors could result in us incurring financial liabilities, which could be material, and in us not achieving the expected benefits from the acquisition within our desired time frames, if at all.

Item 6. Exhibits

2.1*	Membership Unit(s) Sale And Purchase Agreement, dated as of November 21, 2012, by and among High Tides, LLC, Ticket to Paradise, LLC, Open Water Holdings, LLC, Paradise Restaurants Group LLC, and Paradise Cheeseburgers, LLC.

31.1	Rule 13a-14(a)/15d-14(a) certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Rule 13a-14(a)/15d-14(a) certification of the Principal Financial and Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Section 1350 certification of the Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Section 1350 certification of the Principal Financial and Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Linkbase Document

101.DEF	XBRL Definition Linkbase Document

101.LAB	XBRL Label Linkbase Document

101.PRE	XBRL Presentation Linkbase Document

*	The registrant has omitted the schedules to this exhibit pursuant to the provisions of Regulation S-K, Item 601(b)(2). The registrant shall supplementary furnish a copy of the omitted schedules to the Securities and Exchange Commission upon request.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LUBY’S, INC. (Registrant)

Date: December 26, 2012	By:	/s/ Christopher J. Pappas
Christopher J. Pappas
President and Chief Executive Officer
(Principal Executive Officer)

Date: December 26, 2012	By:	/s/ K. Scott Gray
K. Scott Gray
Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

2.1*	Membership Unit(s) Sale And Purchase Agreement, dated as of November 21, 2012, by and among High Tides, LLC, Ticket to Paradise, LLC, Open Water Holdings, LLC, Paradise Restaurants Group LLC, and Paradise Cheeseburgers, LLC.

31.1	Rule 13a-14(a)/15d-14(a) certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Rule 13a-14(a)/15d-14(a) certification of the Principal Financial and Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Section 1350 certification of the Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Section 1350 certification of the Principal Financial and Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Linkbase Document

101.DEF	XBRL Definition Linkbase Document

101.LAB	XBRL Label Linkbase Document

101.PRE	XBRL Presentation Linkbase Document

*	The registrant has omitted the schedules to this exhibit pursuant to the provisions of Regulation S-K, Item 601(b)(2). The registrant shall supplementary furnish a copy of the omitted schedules to the Securities and Exchange Commission upon request.