Form 10-Q
period 2013-02-13
LUBYS INC
filed 2013-03-25
CIK 16099

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 13, 2013

or

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

As of March 18, 2013 there were 28,232,692 shares of the registrant’s common stock outstanding.

Luby’s, Inc.
Form 10-Q
Quarter ended February 13, 2013

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

Part I—FINANCIAL INFORMATION

Item 1. Financial Statements

Luby’s, Inc.
Consolidated Balance Sheets
(In thousands, except share data)

	February 13, 2013	August 29, 2012
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$2,897	$1,223
Trade accounts and other receivables, net	3,722	4,000
Food and supply inventories	4,507	3,562
Prepaid expenses	2,880	3,008
Assets related to discontinued operations	33	42
Deferred income taxes	1,912	1,932
Total current assets	15,951	13,767
Property held for sale	602	602
Assets related to discontinued operations	5,667	4,844
Property and equipment, net	180,190	173,633
Intangible assets, net	28,507	26,679
Goodwill	338	195
Deferred incomes taxes	8,707	9,354
Other assets	3,980	1,943
Total assets	$243,942	$231,017

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$16,339	$14,849
Liabilities related to discontinued operations	368	442
Accrued expenses and other liabilities	18,894	20,646
Total current liabilities	35,601	35,937
Credit facility debt	25,500	13,000
Liabilities related to discontinued operations	302	1,133
Other liabilities	8,983	8,288
Total liabilities	70,386	58,358
Commitments and Contingencies
SHAREHOLDERS’ EQUITY
Common stock, $0.32 par value; 100,000,000 shares authorized; Shares issued were 28,732,692 and 28,677,203, respectively; Shares outstanding were 28,232,692 and 28,177,203, respectively	9,194	9,176
Paid-in capital	25,079	24,532
Retained earnings	144,058	143,726
Less cost of treasury stock, 500,000 shares	(4,775)	(4,775)
Total shareholders’ equity	173,556	172,659
Total liabilities and shareholders’ equity	$243,942	$231,017

The accompanying notes are an integral part of these consolidated financial statements

Luby’s, Inc.
Consolidated Statements of Operations (unaudited)
(In thousands except per share data)

	Quarter Ended		Two Quarters Ended
	February 13, 2013	February 15, 2012	February 13, 2013	February 15, 2012
	(12 weeks)	(12 weeks)	(24 weeks)	(24 weeks)
SALES:
Restaurant sales	$82,152	$73,434	$156,120	$146,592
Culinary contract services	3,667	4,197	7,508	8,733
Franchise revenue	1,540	1,653	3,062	3,135
Vending revenue	119	131	241	278
TOTAL SALES	87,478	79,415	166,931	158,738
COSTS AND EXPENSES:
Cost of food	23,763	20,758	44,606	41,263
Payroll and related costs	28,817	25,400	54,346	50,487
Other operating expenses	19,593	16,147	37,434	33,660
Opening costs	261	42	467	77
Cost of culinary contract services	3,342	4,137	6,808	8,243
Depreciation and amortization	4,312	4,114	8,430	8,210
General and administrative expenses	7,616	6,737	14,994	13,547
Provision for asset impairments, net	—	—	90	175
Net loss (gain) on disposition of property and equipment	(1,321)	72	(1,563)	81
Total costs and expenses	86,383	77,407	165,612	155,743
INCOME FROM OPERATIONS	1,095	2,008	1,319	2,995
Interest income	2	2	4	3
Interest expense	(214)	(215)	(389)	(494)
Other income, net	207	165	451	351
Income before income taxes and discontinued operations	1,090	1,960	1,385	2,855
Provision for income taxes	487	603	566	928
Income from continuing operations	603	1,357	819	1,927
Loss from discontinued operations, net of income taxes	(400)	(269)	(487)	(636)
NET INCOME	$203	$1,088	$332	$1,291
Income per share from continuing operations:
Basic	$0.02	$0.05	$0.03	$0.07
Assuming dilution	0.02	0.05	0.03	0.07
Loss per share from discontinued operations:
Basic	$(0.01)	$(0.01)	$(0.02)	$(0.02)
Assuming dilution	(0.01)	(0.01)	(0.02)	(0.02)
Net income per share:
Basic	$0.01	$0.04	$0.01	$0.05
Assuming dilution	0.01	0.04	0.01	0.05
Weighted average shares outstanding:
Basic	28,614	28,365	28,500	28,329
Assuming dilution	28,825	28,410	28,698	28,359

The accompanying notes are an integral part of these consolidated financial statements.

Luby’s, Inc.
Consolidated Statement of Shareholders’ Equity (unaudited)
(In thousands)

	Common Stock						Total
	Issued		Treasury		Paid-In	Retained	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Earnings	Equity
BALANCE AT AUGUST 29, 2012	28,677	$9,176	(500)	$(4,775)	$24,532	$143,726	$172,659
Net income	—	—	—	—	—	332	332
Share-based compensation expense	14	4	—	—	24	—	28
Tax benefit from stock options	—	—	—	—	37	—	37
Common stock issued under employee benefit plans	28	9	—	—	120	—	129
Common stock issued under nonemployee benefit plans	14	5	—	—	366	—	371
BALANCE AT FEBRUARY 13, 2013	28,733	$9,194	(500)	$(4,775)	$25,079	$144,058	$173,556

The accompanying notes are an integral part of these consolidated financial statements.

Luby’s, Inc.
Consolidated Statements of Cash Flows (unaudited)
(In thousands)

	Two Quarters Ended
	February 13, 2013	February 15, 2012
	(24 weeks)	(24 weeks)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$332	$1,291
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for asset impairments, net of gains/losses on property sales	(967)	778
Depreciation and amortization	8,467	8,247
Amortization of debt issuance cost	52	52
Non-cash compensation expense	157	108
Share-based compensation expense	371	297
Tax increase on stock options	37	—
Deferred tax (benefit) expense	(115)	415
Cash provided by operating activities before changes in operating assets and liabilities	8,334	11,188
Changes in operating assets and liabilities, net of business acquisition:
Decrease in trade accounts and other receivables	385	571
Increase in food and supply inventories	(397)	(690)
Decrease (increase) in prepaid expenses and other assets	589	(503)
Decrease in accounts payable, accrued expenses and other liabilities	(1,344)	(441)
Net cash provided by operating activities	7,567	10,125
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from disposal of assets and property held for sale	3,571	1,316
Purchases of property and equipment	(11,435)	(9,247)
Acquisition of Cheeseburger in Paradise	(10,706)	—
Decrease (increase) in note receivable	20	(197)
Net cash used in investing activities	(18,550)	(8,128)
CASH FLOWS FROM FINANCING ACTIVITIES:
Credit facility borrowings	37,100	19,200
Credit facility repayments	(24,600)	(21,200)
Proceed from exercise of stock options	157	—
Debt issuance costs	—	(1)
Net cash provided by (used in) financing activities	12,657	(2,001)
Net increase (decrease) in cash and cash equivalents	1,674	(4)
Cash and cash equivalents at beginning of period	1,223	1,252
Cash and cash equivalents at end of period	$2,897	$1,248
Cash paid for:
Income taxes	$—	$—
Interest	334	423

The accompanying notes are an integral part of these consolidated financial statements.

Luby’s, Inc.
Notes to Consolidated Financial Statements (unaudited)
February 13, 2013

Note 1. Basis of Presentation

The accompanying unaudited consolidated financial statements of Luby’s, Inc. (the “Company” or “Luby’s”) have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements that are prepared for the Company’s Annual Report on Form 10-K. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the quarterly period ended February 13, 2013 are not necessarily indicative of the results that may be expected for the fiscal year ending August 28, 2013.

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

Note 3. Acquisition

Luby’s, Inc., through its newly created subsidiary, Paradise Cheeseburgers, LLC, purchased 100% of the membership units of Paradise Restaurant Group, LLC and affiliated companies which operate Cheeseburger in Paradise brand restaurants (collectively, “Cheeseburger in Paradise”) on December 6, 2012 for $10.7 million in cash.  The Company assumed $1.4 million of Cheeseburger in Paradise obligations, real estate leases and contracts. The Company funded the purchase with cash and borrowings from its credit facility.

The Company believes the acquisition of Cheeseburger in Paradise will produce significant benefits. The acquisition is expected to increase the Company’s market presence and opportunities for growth in sales, earnings and shareholder returns. The acquisition provides a complementary growth vehicle in the casual segment of the restaurant industry. The Company believes these factors support the amount of goodwill recorded as a result of the purchase price paid for the Cheeseburger in Paradise intangible and tangible assets, net of liabilities assumed.

The Company has accounted for the acquisition of Cheeseburger in Paradise using the acquisition method and accordingly the results of operations related to this acquisition have been included in the consolidated results of the Company since the acquisition date. The Company incurred $0.2 million in acquisition costs which were expensed as incurred and classified as general and administrative expenses on the consolidated statements of earnings.

The allocation of the purchase price for the acquisition requires extensive use of accounting estimates and judgments to allocate the purchase price to tangible and intangible assets acquired and liabilities assumed based on respective fair values. The purchase price for the Company’s acquisition of Cheeseburger in Paradise and the assumption of liabilities is based on estimates of fair values at the acquisition date.  The Company’s fair value estimates for the purchase price allocation may change during the allowable period, which is up to one year from the acquisition date to provide sufficient time to devlop fair value estimates.  The fair values that take longer to estimate and are more likely to change include property and equipment, intangible assets and leases.

Such valuations require significant estimates and assumptions. The Company believes the fair values assigned to the assets acquired and liabilities assumed are based on reasonable assumptions.

The following table summarizes the estimated fair values of net assets acquired and liabilities assumed, in thousands:

Property and equipment	$6,220
License agreement and trade name	2,347
Accounts receivable	108
Inventories	548
Cash and cash equivalents	58
Other current assets	329
Liquor licenses and permits	169
Goodwill	143
Favorable leases	2,211
Accrued payables	(570)
Accrued payroll and benefits	(405)
Unredeemed gift card liability	(185)
Personal property and real estate tax liability	(170)
Other liabilities	(97)
Net cash paid for acquisition	$10,706

The license agreement and trade name relates to a perpetual license to use intangible assets including trademarks, service marks and publicity rights related to Cheeseburger in Paradise owned by Jimmy Buffet and affiliated entities. In return, the Company will pay a royalty fee of 2.5% of gross sales less discounts at Cheeseburger in Paradise locations to an entity owned or controlled by Jimmy Buffet. The trade name represents a respected brand with positive customer loyalty; and the Company intends to cultivate and protect the use of the trade name.

The Company will amortize the fair value allocated to the license agreement and trade name over an expected accounting life of 15 years based on the expected use of its assets and the restaurant environment in which it is being used.  The Company recorded $32 thousand of amortization expense for the quarter ended February 13, 2013, which is classified as depreciation and amortization expense in the accompanying consolidated statement of operations.  Because the value of these assets will be amortized using the straight-line method over 15 years, the annual amortization will be $156 thousand in future years.

A portion of the acquired lease portfolio contained favorable leases. Acquired lease terms were compared to current market lease terms to determine if the acquired leases were below or above the current rates tenants would pay for similar leases. The favorable leases assets totaled $2.2 million are recorded in other assets. There were determined to be no unfavorable leases.  The favorable leases are amortized to rent expense on a straight line basis over the lives of the related leases.  The Company recorded $28 thousand of amortization expense for the quarter ended February 13, 2013, which is classified as additional rent expense in the accompanying consolidated statement of operations.

The Company also recorded an intangible asset for goodwill in the amount of $0.1 million. Goodwill is considered to have an indefinite useful life and is not amortized but is tested for impairment at least annually.  The total amount of goodwill recorded is expected to be amortizable and deductible for income tax purposes.

The following unaudited pro forma information assumes the Cheeseburger in Paradise acquisition occurred as of the beginning of the fiscal year ended August 29, 2012. The unaudited pro forma data is presented for informational purposes only and does not purport to be indicative of the results of future operations of the Company or of the results that would have actually been attained had the acquisition taken place at the beginning of the fiscal year ended August 29, 2012.

	Two Quarters Ended
	February 13, 2013	February 15, 2012
	(Unaudited)	(Unaudited)
	(In thousands)
Pro forma total sales	$178,542	$179,695
Pro forma income from continuing operations	316	1,273
Pro forma net income (loss)	(171)	637

Pro forma income from continuing operations per share
Basic	0.01	0.04
Diluted	0.01	0.04

Pro forma net income (loss) per share
Basic	(0.01)	0.02
Diluted	(0.01)	0.02

Included in the Consolidated Statement of Operations for the two quarters ended February 13, 2013 were actual restaurant sales for Cheeseburger in Paradise $ 7.7 million and loss from operations for Cheeseburger in Paradise only of $0.1 million.

Note 4. Reportable Segments

The Company has three reportable segments: Company-owned restaurants, franchise operations and Culinary Contract Services (“CCS”).

Company-owned restaurants

Company-owned restaurants consists of several brands which are aggregated into one reportable segment because the nature of the products and services, the production processes, the customers, the methods used to distribute the products and services, the nature of the regulatory environment and store level profit margin are similar. The chief operating decision maker analyzes Company-owned restaurants at store level profit which is revenue less cost of food, payroll and related costs and other operating expenses. The primary brands are Luby’s Cafeteria, Fuddruckers and Cheeseburger in Paradise, with a couple of non-core restaurant locations under other brand names (i.e., Koo Koo Roo California Bistro and Bob Luby’s Seafood). All company-owned restaurants are casual dining restaurants. Each restaurant is an operating segment because operating results and cash flow can be determined for each restaurant.

The total number of Company-owned restaurants was 183 at February 13, 2013 and 154 at August 29, 2012.

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

The total number of CCS contracts was 18 at February 13, 2013 and August 29, 2012.

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

The number of franchised restaurants was 119 at February 13, 2013 and 125 at August 29, 2012.

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

	Quarter Ended		Two Quarters Ended
	February 13, 2013	February 15, 2012	February 13, 2013	February 15, 2012
	(12 weeks)	(12 weeks)	(24 weeks)	(24 weeks)
Sales:
Company-owned restaurants	$82,271	$73,565	$156,361	$146,870
Culinary contract services	3,667	4,197	7,508	8,733
Franchising	1,540	1,653	3,062	3,135
Total	87,478	79,415	166,931	158,738
Segment level profit:
Company-owned restaurants	$10,098	$11,260	$19,975	$21,460
Culinary contract services	325	60	700	490
Franchising	1,540	1,653	3,062	3,135
Total	11,963	12,973	23,737	25,085
Depreciation and amortization:
Company-owned restaurants	$3,853	$3,679	$7,382	$7,328
Culinary contract services	106	108	214	221
Franchising	177	177	354	354
Corporate	176	150	480	(307)
Total	4,312	4,114	8,430	8,210
Capital expenditures:
Company-owned restaurants	$6,402	$4,648	$11,222	$9,132
Culinary contract services	40	43	41	76
Franchising	—	—	—	—
Corporate	119	36	172	39
Total	$6,561	$4,727	$11,435	$9,247
Income before income taxes and discontinues operations:
Segment level profit	$11,963	$12,973	$23,737	$25,085
Opening costs	(261)	(42)	(467)	(77)
Depreciation and amortization	(4,312)	(4,114)	(8,430)	(8,210)
General and administrative expenses	(7,616)	(6,737)	(14,994)	(13,547)
Provision for asset impairments, net	—	—	(90)	(175)
Net gain (loss) on disposition of property and equipment	1,321	(72)	1,563	(81)
Interest income	2	2	4	3
Interest expense	(214)	(215)	(389)	(494)
Other income, net	207	165	451	351
Total	$1,090	$1,960	$1,385	$2,855

	February 13, 2013	August 29, 2012
Total assets:
Company-owned restaurants	$195,071	$182,287
Culinary contract services	3,557	3,774
Franchising	14,701	15,352
Corporate	30,613	29,604
Total	$243,942	$231,017

Note 5. Fair Value Measurements

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

Non-recurring fair value measurements related to impaired property and equipment consisted of the following:

		Fair Value Measurement Using
	Two Quarters Ended February 13, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Impairments
		(In thousands)
Continuing Operations
Property and equipment related to company-owned restaurant assets	$20	$—	$—	$20	$(90)
Discontinued Operations
Property and equipment related to corporate assets	$1,634	$—	$—	$1,634	$(506)

		Fair Value Measurement Using
	Two Quarters Ended February 15, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Impairments
		(In thousands)
Continuing Operations
Property and equipment related to Culinary Contract Services	$57	$—	$—	$57	$(175)
Discontinued Operations
Property and equipment related to corporate assets	$1,875	$—	$—	$1,875	$(510)

Note 6. Income Taxes

No cash payments of estimated federal income taxes were made during the quarter ended February 13, 2013.

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

Note 7. Property and Equipment, Intangible Assets and Goodwill

The cost, net of impairment, and accumulated depreciation of property and equipment at February 13, 2013 and August 29, 2012, together with the related estimated useful lives used in computing depreciation and amortization, were as follows:

	February 13, 2013	August 29, 2012	Estimated Useful Lives (years)
	(In thousands)
Land	$61,098	$59,159		—
Restaurant equipment and furnishings	116,590	109,039	1	to	15
Buildings	170,640	167,346	20	to	33
Leasehold and leasehold improvements	34,824	32,913	Lesser of lease term or estimated useful life
Office furniture and equipment	7,276	7,030	3	to	10
Construction in progress	712	3,890		—
	391,140	379,377
Less accumulated depreciation and amortization	(210,950)	(205,744)
Property and equipment, net	$180,190	$173,633
Intangible assets, net	$28,507	$26,679		21
Goodwill	$338	$195		—

Intangible assets, net consist of the Fuddruckers trade name and franchise agreements and will be amortized. The Company believes the Fuddruckers’ brand name has an expected accounting life of 21 years from the date of acquisition based on the expected use of its assets and the restaurant environment in which it is being used. The trade name represents a respected brand with customer loyalty and the Company intends to cultivate and protect the use of the trade name. The franchise agreements, after considering renewal periods, have an estimated accounting life of 21 years from the date of acquisition and will be amortized over this period of time. The Company recorded $3.6 million of accumulated amortization expense as of February 13, 2013 and $2.9 million of accumulated amortization expense as of August 29, 2012.

Intangible assets, net also includes the license agreement and trade name related to Cheeseburger in Paradise. These assets have an expected accounting life of 15 years from the date of acquisition December 6, 2012. The Company recorded amortization expense of $32 thousand in the quarter ended February 13, 2013.

The Company recorded an intangible asset for goodwill in the amount of $0.2 million related to the acquisition of substantially all of the assets of Fuddruckers. The Company also recorded an intangible asset for goodwill in the amount of $0.1 million related to the acquisition of the membership units of Paradise Restaurant Group, LLC. Goodwill is considered to have an indefinite useful life and is not amortized. Goodwill was $0.3 million as of February 13, 2013 and $0.2 million as of August 29, 2012 and relates to our Company-owned restaurants reportable segment.

Note 8. Impairment of Long-Lived Assets, Discontinued Operations and Property Held for Sale

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

The Company recognized the following impairment charges to income from operations:

	Two Quarters ended
	February 13, 2013	February 15, 2012
	(24 weeks)	(24 weeks)
	(In thousands, except per share data)
Provision for asset impairments	$90	$175
Net (gain) loss on disposition of property and equipment	(1,563)	81
	$(1,473)	$256
Effect on EPS:
Basic	$(0.05)	$0.01
Assuming dilution	$(0.05)	$0.01

The impairment charge for the two quarters ended February 13, 2013 is related to an operating Fuddruckers restaurant at a leased location.

The impairment charge for the two quarters ended February 15, 2012 is related to a culinary contract services location.

The net gain for the two quarters ended February 13, 2013 includes the gain on disposal of assets at a Koo Koo Roo leased location and proceeds from the eminent domain disposition of part of a parking lot at a Luby’s location net of asset retirements.

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

The following table sets forth the assets and liabilities for all discontinued operations:

	February 13, 2013	August 29, 2012
	(in thousands)
Prepaid expenses	$33	$42
Assets related to discontinued operations—current	$33	$42
Property and equipment	$5,663	$4,812
Other assets	4	8
Assets related to discontinued operations—non-current	$5,667	$4,844
Deferred income taxes	$297	$297
Accrued expenses and other liabilities	71	145
Liabilities related to discontinued operations—current	$368	$442
Other liabilities	$84	$134
Deferred income taxes	218	999
Liabilities related to discontinued operations—non-current	$302	$1,133

As of August 29, 2012, the Company had 7 properties classified as discontinued operations assets. The carrying value of the owned properties was $4.8 million. The carrying values of two ground leases were previously impaired to zero. As of February 13, 2013, the Company had 8 properties classified as discontinued operations assets. The carrying value of the owned properties was $5.7 million. The carrying values of two ground leases were previously impaired to zero.

One property was reclassified as a discontinued operations asset in the quarter ended February 13, 2013.

The Company is actively marketing all of these properties for lease or sale and the Company’s results of discontinued operations will be affected by the disposal of properties related to discontinued operations to the extent proceeds from the sales exceed or are less than net book value.

The following table sets forth the sales and pretax income (losses) reported for discontinued operations:

	Two Quarters ended
	February 13, 2013	February 15, 2012
	(24 weeks)	(24 weeks)
	(In thousands, except discontinued locations)
Sales	$—	$—
Pretax income (loss)	(767)	(901)
Income tax benefit (expense) on discontinued operations	280	265
Net income (loss) on discontinued operations	(487)	(636)
Discontinued locations closed during the period	—	—

The following table summarizes discontinued operations for the first quarters of fiscal years 2013 and 2012:

	Two Quarters ended
	February 13, 2013	February 15, 2012
	(24 weeks)	(24 weeks)
	(In thousands, except per share data)
Impairments	$(506)	$(510)
Gains (losses)	—	(12)
Net gains (losses)	$(506)	(522)
Other	19	(114)
Discontinued operations	$(487)	$(636)
Effect on EPS from discontinued operations—basic	$(0.02)	$(0.02)

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

At February 13, 2013 and August 29, 2012, the Company had one owned property recorded at approximately $0.6 million in property held for sale. The Company is actively marketing the location currently classified as property held for sale.

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

Construction Activity

From time to time, the Company enters into non-cancelable contracts for the construction of its new restaurants. This construction activity exposes the Company to the risks inherent in new construction, including but not limited to rising material prices, labor shortages, delays in getting required permits and inspections, adverse weather conditions, and injuries sustained by workers. The Company had no non-cancelable contracts as of February 13, 2013.

Note 10. Related Parties

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

Under the terms of the Amended and Restated Master Sales Agreement, the Pappas entities may provide specialized (customized) equipment fabrication and basic equipment maintenance, including stainless steel stoves, shelving, rolling carts, and chef tables. The total costs under the Amended and Restated Master Sales Agreement of custom-fabricated and refurbished equipment in the two quarters ended February 13, 2013 and February 15, 2012 were zero and $63,600, respectively. Services provided under this agreement are subject to review and approval by the Finance and Audit Committee of the Company’s Board of Directors.

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

On November 22, 2006, the Company executed a new lease agreement in connection with the replacement and relocation of the existing restaurant with a new prototype restaurant in the retail strip center described above. The new restaurant opened in July 2008 and the new lease agreement provides for a primary term of approximately twelve years with two subsequent five-year options. The new lease also gives the landlord an option to buy out the agreement on or after the calendar year 2015 by paying the unamortized cost of the Company’s improvements. The Company is currently obligated to pay rent of $20.00 per square foot ($22.00 per square foot beginning January 2014) plus maintenance, taxes, and insurance during the primary term of the lease. Thereafter, the lease provides for increases in rent at set intervals. The new lease agreement was approved by the Finance and Audit Committee and full Board of Directors. The Company made payments of $144,000 and $133,000 in the two quarters ended February 13, 2013 and February 15, 2012, respectively.

On November 14, 2012, the Company executed an additional lease agreement in connection with a proposed future restaurant concept in the retail strip center described above. This lease agreement provides for a primary term of approximately eight years with no renewal options. The Company is currently obligated to pay rent of $35.00 per square foot plus maintenance, taxes, and insurance during the primary term of the lease. Thereafter, the lease provides for an increase in rent at a set interval. This lease agreement was approved by the Finance and Audit Committee of the Board of Directors. The Company has not made rental payments on this space in the two quarters ended February 13, 2013. Affiliated rents paid for this restaurant property lease represented 2.2% and 2.3% of total rents for continuing operations for the two quarters ended February 13, 2013 and February 15, 2012, respectively.

	Two Quarters Ended
	February 13, 2013	February 15, 2012
	(24 weeks)	(24 weeks)
	(In thousands, except percentages)
AFFILIATED COSTS INCURRED:
General and administrative expenses – professional and other costs	$25	$25
Capital expenditures – custom-fabricated and refurbished equipment and furnishings	—	63
Other operating expenses and opening costs, including property leases	145	108
Total	$170	$196
RELATIVE TOTAL COMPANY COSTS:
General and administrative expenses	$14,994	$13,547
Capital expenditures	11,435	9,247
Other operating expenses and opening costs	37,901	33,737
Total	$64,330	$56,531
AFFILIATED COSTS INCURRED AS A PERCENTAGE OF RELATIVE TOTAL COMPANY COSTS	0.26%	0.35%

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

On January 25, 2013, the Board of Directors of the Company approved the renewal of a consultant agreement with Ernest Pekmezaris, the Company’s former Chief Financial Officer. Under the agreement, Mr. Pekmezaris will continue to furnish to the Company advisory and consulting services related to finance and accounting matters and other related consulting services. The agreement expires on July 31, 2013. Mr. Pekmezaris is also the Treasurer of Pappas Restaurants, Inc. Compensation for the services provided by Mr. Pekmezaris to Pappas Restaurants, Inc. is paid entirely by that entity.

Peter Tropoli, the Company’s Chief Operating Officer, and formerly the Company’s Senior Vice President, Administration, General Counsel and Secretary, is an attorney and stepson of Frank Markantonis, who is a director of the Company.

Paulette Gerukos, Vice President of Human Resources of the Company, is the sister-in-law of Harris J. Pappas, who is a director of the Company.

Note 11. Share-Based Compensation

We have two active share based stock plans, the Employee Stock Plan and Non-employee Director Stock Plan. Both plans authorize the granting of stock options, restricted stock and other types of awards consistent with the purpose of the plans.

Of the 1.1 million shares approved for issuance under the Nonemployee Director Stock Plan, 0.6 million options, restricted stock units and restricted stock awards were granted, and 0.1 million options were cancelled or expired and added back into the plan. Approximately 0.6 shares remain available for future issuance as of February 13, 2013. Compensation cost for share-based payment arrangements under the Nonemployee Director Stock Plan, recognized in general and administrative expenses for the two quarters ended February 13, 2013 and February 15, 2012 were approximately $57,000 and $155,000, respectively.

Of the 2.6 million shares approved for issuance under the Employee Stock Plan, 4.6 million options and restricted stock units were granted, and 2.9 million options and restricted stock units were cancelled or expired and added back into the plan. Approximately 0.9 million shares remain available for future issuance as of February 13, 2013. Compensation cost for share-based payment arrangements under the Employee Stock Plan, recognized in general and administrative expenses for the two quarters ended February 13, 2013 and February 15, 2012 were approximately $0.3 million and $0.2 million, respectively.

Stock Options

Stock options granted under either the Employee Stock Plan or the Nonemployee Director Stock Plan have exercise prices equal to the market price of the Company’s common stock at the date of the grant.

Option awards under the Nonemployee Director Stock Plan generally vest 100% on the first anniversary of the grant date and expire ten years from the grant date. No options were granted under the Nonemployee Director Stock Plan in the two quarters ended February 13, 2013. However, options to purchase 24,000 shares at option prices from $4.47 to $6.45 per share remain outstanding as of February 13, 2013.

Options granted under the Employee Stock Plan generally vest 25% on the anniversary date of each grant and expire six years from the date of the grant. However, options granted to executive officers under the Employee Stock Plan vest 50% on the first anniversary date of the grant date, 25% on the second anniversary of the grant date and the remaining 25% vest on the third anniversary of the grant date and expire ten years from the grant date. All options granted in fiscal year 2013 were granted under the Employee Stock Plan. Options to purchase 919,585 shares at option prices of $3.44 to $11.10 per share remain outstanding as of February 13, 2013.

A summary of the Company’s stock option activity for the quarter ended February 13, 2013 is presented in the following table:

	Shares Under Fixed Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
			(Years)	(In thousands)
Outstanding at August 29, 2012	1,175,224	$6.31	3.8	$1,456
Granted	109,335	5.95	—	—
Exercised	(41,489)	3.78	—	—
Forfeited/Expired	(299,485)	—	—	—
Outstanding at February 13, 2013	943,585	$5.24	5.0	$2,654
Exercisable at February 13, 2013	660,687	$5.36	4.4	$1,852

The intrinsic value for stock options is defined as the difference between the current market value, or closing price on February 13, 2013, and the grant price.

Restricted Stock Units

Grants of restricted stock units consist of the Company’s common stock and generally vest after three years. All restricted stock units are cliff-vested. Restricted stock units are valued at the closing market price of the Company’s common stock at the date of grant.

A summary of the Company’s restricted stock unit activity during the two quarters ended February 15, 2013 is presented in the following table:

	Restricted Stock Units	Weighted Average Fair Value	Weighted-Average Remaining Contractual Term
		(Per share)	(In years)
Unvested at August 29, 2012	163,946	$4.83	1.8
Granted	274,290	6.17	—
Vested	(14,000)	3.46	—
Unvested at February 13, 2013	424,236	$5.74	2.2

At February 13, 2013, there was approximately $1.9 million of total unrecognized compensation cost related to unvested restricted stock units that is expected to be recognized over a weighted-average period of 2.6 years.

Restricted Stock Awards

Under the NonEmployee Director Stock Plan, directors are granted restricted stock in lieu of cash payments, for all or a portion of their compensation as directors. Directors may opt to receive 20% more shares of restricted stock awards by accepting more than the minimum required stock instead of cash. The number of shares granted is valued at the closing market price of the Company’s stock at the date of the grant. Restricted stock awards vest when granted because they are granted in lieu of a cash payment. However, directors are restricted from selling their shares until after the third anniversary of the date of the grant.

Note 12. Earnings Per Share

Basic net income per share is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding and unvested restricted stock for the reporting period. Diluted net income per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. For the calculation of diluted net income per share, the basic weighted average number of shares is increased by the dilutive effect of stock options determined using the treasury stock method. Stock options excluded from the computation of net income per share for the two quarters ended February 13, 2013 include approximately 75,000 shares with exercise prices exceeding market prices and approximately 33,000 shares whose inclusion would also be antidilutive.

The components of basic and diluted net income per share are as follows:

	Quarter Ended		Two Quarters Ended
	February 13, 2013	February 15, 2012	February 13, 2013	February 15, 2012
	(12 weeks)	(12 weeks)	(24 weeks)	(24 weeks)
	(In thousands except per share data)
Numerator:
Income from continuing operations	$603	$1,357	$819	$1,927
Loss from discontinued operations	(400)	(269)	(487)	(636)
Net income	$203	$1,088	$332	$1,291

Denominator:
Denominator for basic earnings per share – weighted-average shares	28,614	28,365	28,500	28,329
Effect of potentially dilutive securities:
Employee and non-employee stock options	211	45	198	30
Denominator for earnings per share assuming dilution	28,825	28,410	28,698	28,359
Income per share from continuing operations:
Basic	$0.02	$0.05	$0.03	$0.07
Assuming dilution	$0.02	$0.05	$0.03	$0.07
Loss per share from discontinued operations:
Basic	$(0.01)	$(0.01)	$(0.02)	$(0.02)
Assuming dilution	$(0.01)	$(0.01)	$(0.02)	$(0.02)
Net income per share:
Basic	$0.01	$0.04	$0.01	$0.05
Assuming dilution	$0.01	$0.04	$0.01	$0.05

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s discussion and analysis of financial condition and results of operations should be read in conjunction with the unaudited consolidated financial statements and footnotes for the period ended February 13, 2013 included in Item 1 of Part I of this Quarterly Report on Form 10-Q, and the audited consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended August 29, 2012.

The following presents an analysis of the results and financial condition of our continuing operations. Except where indicated otherwise, the results of discontinued operations are excluded from this discussion.

Overview

Luby’s, Inc. is a multi-branded company operating in the restaurant industry and the contract food services industry. Our primary brands include Luby’s Cafeteria, Luby’s Culinary Contract Services, Fuddruckers, and Cheeseburger in Paradise. Also included in our brands are Luby’s, Etc. and Koo Koo Roo Chicken Bistro. We purchased substantially all of the assets of Fuddruckers, Inc., Magic Brands, LLC and certain of their affiliates (collectively, “Fuddruckers”) in July 2010. We purchased all of the Membership Units of Paradise Restaurant Group, LLC and certain of their affiliates (collectively known as, “Cheeseburger in Paradise”) effective December 5, 2012.

As of February 13, 2013, we owned and operated 183 restaurants, of which 93 are traditional cafeterias, 64 are gourmet hamburger restaurants, 23 are casual dining bar and restaurants, two are upscale fast serve chicken restaurants, and one primarily serves seafood. These establishments are located in close proximity to retail centers, business developments and residential areas mostly throughout the United States.

Also as of February 13, 2013, we operated 18 Culinary Contract Service facilities. These facilities are located within healthcare and education settings in Texas and Louisiana. These facilities provide food service options to varied populations including in-hospital-room patient meal service, retail food-court style restaurant dining, and coffee/snack kiosks.

Also as of February 13, 2013, we are a franchisor for a network of 119 franchised Fuddruckers restaurants. The owners of these franchise units pay royalty revenue to us as a franchisor.

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

RESULTS OF OPERATIONS

For the Second Quarter and Year-to-Date Fiscal Year 2013 versus the Second Quarter and Year-to-Date Fiscal Year 2012

Sales

Total company sales increased approximately $8.1 million, or 10.2%, in the quarter ended February 13, 2013 compared to quarter ended February 15, 2012, consisting primarily of a $8.7 million increase in restaurant sales, offset by a $0.5 million decrease in Culinary Contract Sales and a $0.1 million decrease in franchise revenue. The other component of total sales is vending income.

Total company sales increased approximately $8.2 million, or 5.2%, in the two quarters ended February 13, 2013 compared to the two quarters ended February 15, 2012, consisting primarily of a $9.5 million increase in restaurant sales, offset by a $1.2 million decrease in Culinary Contract Sales and a $0.1 million decrease in franchise revenue. The other component of total sales is vending income.

The company operates with three reportable operating segments: Company-owned restaurants, franchise operations, and Culinary Contract Services.

Company-Owned Restaurants

Restaurant Sales

Restaurant sales increased $8.7 million in the quarter ended February 13, 2013, compared to the quarter ended February 15, 2012. The increase in restaurant sales included a $7.7 million increase due to the acquisition of 23 Cheeseburger in Paradise branded stores, a $1.0 million increase in sales from Fuddruckers-branded restaurants and a less than $0.1 million increase in sales at Luby’s Cafeteria-branded restaurants. On a same store-store basis, restaurant sales decreased 0.6%. The decrease in same store sales was due primarily by declines in guest traffic partially offset by increases in the per person average spend. The increase in per person average spend was a result of altering the mix of menu items offered and selected by our customers and by motivating the purchase of additional items on the customer ticket.

Restaurant sales increased $9.5 million in the two quarters ended February 13, 2013, compared to the quarter ended February 15, 2012. The increase in restaurant sales included a $7.7 million increase due to the acquisition of 23 Cheeseburger in Paradise branded stores, a $0.4 million increase in sales at Luby’s Cafeteria-branded restaurants and a $1.4 million increase in sales from Fuddruckers-branded restaurants. On a same store-store basis, restaurant sales decreased 0.2%. The decrease in same store sales was due primarily by declines in guest traffic partially offset by increases in the per person average spend. The increase in per person average spend was a result of altering the mix of menu items offered and selected by our customers and by motivating the purchase of additional items on the customer ticket.

Cost of Food

Food costs increased approximately $3.0 million, or 14.5%, in the quarter ended February 13, 2013, compared to the quarter ended February 15, 2012 due primarily to the addition of 23 Cheeseburger in Paradise branded stores. Removing the impact of Cheeseburger in Paradise and food and beverage rebates, food costs increased $0.7 million for the quarter ended February 13, 2013, compared to the quarter ended February 15, 2012. Food commodity prices for our basket of food commodity purchases were higher by 2.1% for our Luby’s Cafeteria-branded restaurants offset by a decrease in the Fuddruckers-branded restaurants of 1.6%. As a percentage of restaurant sales, food cost increased 0.6% to 28.9% in the quarter ended February 13, 2013, compared to the quarter ended February 15, 2012. Removing the impact of Cheeseburger in Paradise, food costs as a percent of sales were 28.8%.

Food costs increased approximately $3.3 million, or 8.1%, in the two quarters ended February 13, 2013, compared to the two quarters ended February 15, 2012, due primarily to the addition of 23 Cheeseburger in Paradise branded stores. Removing the impact of Cheeseburger in Paradise and food and beverage rebates, food costs were $0.7 million higher for the two quarters ended February 13, 2013, compared to the two quarters ended February 15, 2012.  For the two quarters ended February 13, 2013, food commodity prices for our basket of food commodity purchases were higher due to a 2.1% increase for our Luby’s Cafeteria-branded restaurants offset by a 1.5% decrease for our Fuddruckers-branded restaurants. As a percentage of restaurant sales, food cost increased, 0.4% to 28.6% in the two quarters ended February 13, 2013. Removing the impact of Cheeseburger in Paradise, food costs as a percentage of sales were 28.5% in the two quarters ended February 13, 2013.

Payroll and Related Costs

Payroll and related costs increased approximately $3.4 million in the quarter ended February 13, 2013 compared to the quarter ended February 15, 2012. Hourly labor costs increased primarily due to the addition of 23 new Cheeseburger in Paradise branded stores. Restaurant management labor costs increased $0.9 million in the quarter ended February 13, 2013 compared to the quarter ended February 15, 2012, primarily due to the addition of the 23 Cheeseburger in Paradise branded stores. As a percentage of restaurant sales, payroll and related costs increased, 0.5%, to 35.1% in the quarter ended February 13, 2013, compared to 34.6% in the quarter ended February 15, 2012, primarily due to the acquisition of Cheeseburger in Paradise branded stores. Excluding Cheeseburger in Paradise, payroll and related costs were 34.6% in the quarter ended February 13, 2013.

Payroll and related costs increased approximately $3.9 million in the two quarters ended February 13, 2013, compared to the two quarters ended February 15, 2012. Hourly labor costs increased primarily due to the addition of 23 new Cheeseburger in Paradise branded stores. Restaurant management labor costs increased $0.9 million in the two quarters ended February 13, 2013 compared to the two quarters ended February 15, 2012, primarily due to the addition of the Cheeseburger in Paradise branded stores. As a percentage of restaurant sales, payroll and related costs increased, 0.4%, to 34.8% in the two quarters ended February 13, 2013, compared to 34.4% in the two quarters ended February 15, 2012, primarily due to the acquisition of Cheeseburger in Paradise branded stores. Excluding the impact of Cheeseburger in Paradise, payroll and related costs increased 0.1% in the two quarters ended February 13, 2013.

Other Operating Expenses

Other operating expenses primarily include restaurant-related expenses for utilities, repairs and maintenance, advertising, insurance, services, supplies and occupancy costs. Other operating expenses increased by approximately $3.4 million, or 21.4%, in the quarter ended February 13, 2013 compared to the quarter ended February 15, 2012, primarily due to (1) $2.4 million increase from the addition of 23 Cheeseburger in Paradise branded stores; (2) an approximate $0.3 million increase in utilities; (3) an approximate $0.4 million increase in restaurant supply and services expense; and (3) an approximate $0.5 million increase in occupancy and insurance, and other costs partially offset by (4) an approximate $0.2 million reduction in repairs and maintenance expenses. As a percentage of restaurant sales, other operating expenses increased 1.8%, to 23.8%, in the quarter ended February 13, 2013 compared to 22.0% in the quarter ended February 15, 2012, due to (1) the cost increases, partially offset by the costs decreases, enumerated above; (2) the typically higher operating costs for the four to eight weeks after opening a new restaurant; and (3) a decline in sales in our same store group of restaurants. Excluding the impact of Cheeseburger in Paradise, other operating expenses costs as a percentage of sales were 23.1%, in the quarter ended February 13, 2013.

Other operating expenses increased by approximately $3.8 million, or 11.2%, in the two quarters ended February 13, 2013 compared to the two quarters ended February 15, 2012, primarily due to (1)  $2.4 million increase from the addition of 23 Cheeseburger in Paradise branded stores; (2) an approximate $0.4 million increase in utilities; (3) an approximate $0.8 million increase in restaurant supply and services expense; (4) an approximate $0.3 million increase in marketing expenses; and (5) an approximate $0.2 million increase in insurance and other expenses partially offset by (6) an approximate $0.3 million reduction in repairs and maintenance expenses.

Franchise Operations

We only offer franchises for the Fuddruckers brand. Franchises are sold in markets where expansion is deemed advantageous to the development of the Fuddruckers concept and system of restaurants. Franchise revenue includes (1) royalties paid to us as the franchisor for the Fuddruckers brand; (2) franchise fees paid to us when franchise development agreements are executed and when franchise units are opened for business or transferred to new owners. Franchise revenue decreased $113 thousand in the quarter ended February 13, 2013 compared to the quarter ended February 15, 2012. The $113 thousand decrease in franchise revenue includes an $18 thousand decrease in franchise royalties and a $95 thousand decrease in franchise fees.

Franchise revenue decreased $74 thousand for the two quarters ended February 13, 2013 compared to the two quarters ended February 15, 2012 due to a reduction in franchise fees. At the quarter ended February 15, 2012, there were 122 Fuddruckers franchise units in the system. Over the prior one year period ended February 13, 2013, our franchisees have opened 4 units, including one in Mexico where we are a joint venture partner. Over the prior one year period ended February 13, 2013 there were also five franchise units that closed on a permanent basis and two units that transferred to us as the franchisor to operate as company-operated units. As such, at the quarter ended February 13, 2013, there were 119 Fuddruckers franchise units in the system.

Culinary Contract Services

Culinary Contract Services is a business line servicing healthcare, higher education, and corporate dining clients. The healthcare accounts are full service and typically include in-room delivery, catering, vending, coffee service and retail dining. This business line operated 18 client locations in the quarter ended February 13, 2013 and 19 in the quarter ended February 15, 2012. In fiscal year 2012, we refined our operating model by concentrating on clients able to enter into agreements where all operating costs are reimbursed to us and we generally charge a fixed fee. These agreements typically present lower financial risk to the company.

Culinary Contract Services Revenue

Culinary Contract Services revenue decreased $0.5 million, or 12.6% in the quarter ended February 13, 2013 compared to the quarter ended February 15, 2012. The decrease in revenue was primarily due to the reduction in the number of locations where we operate and the sales volume at those locations.

Culinary Contract Services revenue decreased $1.2 million, or 14.0% in the two quarters ended February 13, 2013 compared to the two quarters ended February 15, 2012.  The decrease in revenue was primarily due to the reduction in the number of locations where we operate and the sales volume at those locations.

Cost of Culinary Contract Services

Cost of Culinary Contract Services includes the food, payroll and related costs, and other direct operating expenses associated with generating culinary contract sales. Cost of Culinary Contract Services decreased approximately $0.8 million, or 19.2%, in the quarter ended February 13, 2013 compared to the quarter ended February 15, 2012, due to a commensurate decrease in culinary contract sales volume. We expanded our profit margin in this business segment to 8.9% of culinary contract services revenue in the quarter ended February 13, 2013 from 1.4% on the quarter ended February 15, 2012.

Cost of Culinary Contract Services decreased approximately $1.4 million, or 17.4%, in the two quarters ended February 13, 2013 compared to the two quarters ended February 15, 2012, due to a commensurate decrease in culinary contract sales volume. We expanded our profit margin in this business segment to 9.3% of culinary contract services revenue in the quarter ended February 13, 2013 from 5.6% on the quarter ended February 15, 2012.

Opening Costs

Opening costs include labor, supplies, occupancy, and other costs necessary to support the restaurant through its opening period. Opening costs were approximately $261 thousand in the quarter ended February 13, 2013 compared to approximately $42 thousand in the quarter ended February 15, 2012. The quarter ended February 13, 2013 and the quarter ended February 15, 2012 included carrying costs of locations to be developed for future restaurant openings. The quarter ended February 13, 2013 also included the labor, supplies, and other costs necessary to support the opening of two Fuddruckers restaurants, one of which was previously operated by a franchise owner.

Opening costs were approximately $467 thousand in the two quarters ended February 13, 2013, compared to approximately $77 thousand in the two quarters ended February 15, 2012.  The two quarters ended February 13, 2013 and the two quarters ended February 15, 2012, included carrying costs of locations to be developed for future restaurant openings. The two quarters ended February 13, 2013, also included the labor, supplies, and other costs necessary to support the opening of one cafeteria and five Fuddruckers restaurants. Three of these restaurants were previously operated by franchise owners.

Depreciation and Amortization

Depreciation and amortization expense increased by approximately $0.2 million, or 4.3%, in the quarter ended February 13, 2013, compared to the quarter ended February 15, 2012, due to the addition of depreciation related to Cheeseburger in Paradise, and new capital expenditures for new construction and remodel activity partially offset by certain assets reaching the end of their depreciable lives.

Depreciation and amortization expense increased by approximately $0.2 million, or 2.2% in the two quarters ended February 13, 2013, compared to the two quarters ended February 15, 2012, due to the addition of depreciation related to Cheeseburger in Paradise, and new capital expenditures for new construction and remodel activity partially offset by certain assets reaching the end of their depreciable lives.

General and Administrative Expenses

General and administrative expenses include corporate salaries and benefits-related costs, including restaurant area leaders, share-based compensation, professional fees, travel and recruiting expenses and other office expenses. General and administrative expenses increased by approximately $0.9 million, or 13.0%, in the quarter ended February 13, 2013 compared to the quarter ended February 15, 2012. The increase was primarily due to the integration costs of $0.4 million and incremental personnel costs of approximately $0.2 million related to the acquisition of Cheeseburger in Paradise.  The remaining increase was related to professional fees, corporate supply costs, and other expenses.  As a percentage of total revenue, general and administrative expenses increased to 8.7% in the quarter ended February 13, 2013, compared to 8.5% in the quarter ended February 15, 2012.

General and administrative expenses increased by approximately $1.4 million, or 10.7%, in the two quarters ended February 13, 2013, compared to the two quarters ended February 15, 2012. The increase was primarily due to (1) integration costs of $0.4 million and incremental personnel costs of approximately $0.2 million related to the acquisition of Cheeseburger in Paradise; (2) professional fees, corporate supply costs, and other expenses; and (3) a non-recurring receipt of $0.3 million settlement in our favor from a class action suit related to credit card interchange fees that was recorded in the quarter ended November 23, 2011.  As a percentage of total revenue, general and administrative expenses increased to 9.0% in the two quarters ended February 13, 2013, compared to 8.5% in the two quarters ended February 15, 2012.

Provision for asset impairments, net

The asset impairment of $90 thousand in the two quarters ended February 13, 2013, reflects the impairment of one leased location where the projected future cash flows through the end of the lease term are now not expected to support the value of the assets at the location.

An impairment charge of $175 thousand for the two quarters ended February 15, 2012, was related to one Culinary Contract Services location.

Net (Gain) Loss on Disposition of Property and Equipment

The loss or gain on disposition of property and equipment was a gain of approximately $1.3 million in the quarter ended February 13, 2013, and related to the disposition of a portion of our parking lot at one restaurant location offset by normal asset retirement activity in our restaurant units. The loss or gain on disposition of property and equipment was a loss of $72 thousand in the quarter ended February 15, 2012, and related primarily to normal asset retirement activity.

The net gain on dispositions of property and equipment for the two quarters ended February 13, 2013 of approximately $1.6 million primarily related to the disposition of property at one restaurant location and the sale of a portion of our leasehold interest in another restaurant offset by normal asset retirement activity.  The loss of $81 thousand in the two quarters ended February 13, 2013 related primarily to normal asset retirement activity.

Interest Income

Interest income was $2 thousand in the quarter ended February 13, 2013, and in the quarter ended February 15, 2012.

Interest income was $4 thousand in the two quarters ended February 13, 2013, compared to $3 thousand in the two quarters ended February 15, 2012.

Interest Expense

Interest expense in the quarter ended February 13, 2013 was $0.2 million and $0.4 million in the quarter ended February 15, 2012 due to similar debt balances and interest rates.

Interest expense in the two quarters ended February 13, 2013 decreased approximately $0.1 million compared to the two quarters ended February 15, 2012, due to lower average debt balances.

Other Income, Net

Other income, net consisted primarily of the following components: net rental property income and expenses relating to property for which we are the landlord; prepaid sales tax discounts earned through our participation in state tax prepayment programs; and oil and gas royalty income. Other income, net in the quarter ended February 13, 2013 increased approximately $17 thousand compared to the quarter ended February 15, 2012. The increase was primarily due to higher net rental income on properties that we lease to third parties.

Other income, net in the two quarters ended February 13, 2013 increased approximately $44 thousand compared to the quarter ended February 15, 2012. The increase was primarily due to higher net rental income on properties that we lease to third parties.

Taxes

For the quarter ended February 13, 2013, the income taxes related to continuing operations resulted in a tax provision of $487 thousand compared to a tax provision of $603 thousand for the quarter ended February 15, 2012.

For the two quarters ended February 13, 2013, the income taxes related to continuing operations resulted in a tax provision of $566 thousand compared to a tax provision of $928 thousand for the two quarters ended February 15, 2012. For the two quarters ended February 13, 2013 and the two quarters ended February 15, 2012, there was no change to the valuation allowance related to deferred tax assets.

Discontinued Operations

The loss from discontinued operations was $0.4 million in the quarter ended February 13, 2013 compared to a loss of $0.3 million in the quarter ended February 15, 2012.  The loss from discontinued operations of $0.4 million in the quarter ended February 13, 2013 included (1) $0.1 million in carrying costs associated with assets related to discontinued operations, (2) an asset impairment of $0.5 million and (3) an income tax benefit of $0.2 million. The loss of $0.3 million from discontinued operations in the quarter ended February 15, 2012 included $0.2 million in carrying costs associated with assets related to discontinued operations and an asset impairment of $0.1 million.

The loss from discontinued operations was $0.5 million in the two quarters ended February 13, 2013 compared to a loss of $0.6 million in the two quarters ended February 15, 2012. The loss of $0.5 million for the two quarters ended February 13, 2013 included (1) $0.3 million loss in carrying costs associated with assets that are classified as discontinued operations assets; (2) a $0.5 million impairment charge for assets that are classified as discontinued operations assets; (3) offset by $0.3 million income tax benefit. The loss of $0.6 million in the two quarters ended February 15, 2012 included (1) $0.4 million in carrying costs associated with assets that are classified as discontinued operations assets; (2) a $0.5 million impairment charge for assets that are classified as discontinued operations assets; and (3) $0.3 million income tax benefit related to discontinued operations.

LIQUIDITY AND CAPITAL RESOURCES

Cash and Cash Equivalents

General. Our primary sources of short-term and long-term liquidity are cash flows from operations and our revolving credit facility. During the two quarters ended February 13, 2013, cash provided by operating activities was $7.6 million and by financing activities was $12.7 million offset by cash used in investing activities of $18.6 million. Cash and cash equivalents increased $1.7 million in the first two quarters of fiscal year 2013 compared to no increase or decrease in the first two quarters of fiscal year 2012. Cash provided by operating activities was $10.1 million offset by cash used in investing activities of $8.1 million and financing activities of $2.0 million in the first two quarters of fiscal year 2012. We plan to continue the level of capital and repair and maintenance expenditures necessary to keep our restaurants attractive and operating efficiently.

Our cash requirements consist principally of:

•	payments to purchase Cheeseburger in Paradise;

•	capital expenditures for construction, restaurant renovations, purchase of property for development of our restaurant brands and for use as rental property and upgrades and information technology; and

•	working capital primarily for our Company-owned restaurants and CCS agreements.

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

The following table summarizes our cash flows from operating, investing and financing activities:

	Two Quarters ended
	February 13, 2013	February 15, 2012
	(24 weeks)	(24 weeks)
	(In thousands)
Total cash provided by (used in):
Operating activities	$7,567	$10,125
Investing activities	(18,550)	(8,128)
Financing activities	12,657	(2,001)
Increase (decrease) in cash and cash equivalents	$1,674	$(4)

Operating Activities. Cash flow from operating activities was $7.6 million in the first two quarters of fiscal year 2013, a $2.6 million decrease from the first two quarters of fiscal year 2012. The $2.6 million decrease in cash is due to a $2.9 million decrease in cash from operations before changes in operating assets and liabilities offset by a $0.3 million change in cash generated by changes in operating assets and liabilities for the two quarters ended February 13, 2013 and February 15, 2012.

Cash generated by operating activities before changes in operating assets and liabilities was $8.3 million in the first two quarters of fiscal year 2013, a $2.9 million decrease compared to the first two quarters of fiscal year 2012. The $2.9 million decrease in cash provided by operating activities before changes in operating assets and liabilities was due to less cash generated by segment level profit of $1.5 million for company-owned restaurants and $0.1 million for franchising and $0.4 million increase in cash used for opening costs and $1.1 million increase in cash used in general and administrative activities for legal and professional, payroll and related costs and director fees offset by an increase in cash provided by culinary contract services.

Changes in operating assets and liabilities was a $0.8 million use of cash in the first two quarters of fiscal year 2013, a $0.3 million increase compared to the first two quarters of fiscal year 2012. The $0.3 million increase in the source of cash was due to differences in the change in asset and liability balances during the two quarters ended February 13, 2013 and February 15, 2012.  The favorable differences in the change in prepaid expenses and other assets which includes prepayments for rent, insurance premiums and software maintenance was $1.1 million and $0.3 million for food and supply inventories, offset by unfavorable differences in trade accounts and other receivables of $0.2 million and $0.9 million for accounts payable, accrued expenses and other liabilities.

Investing Activities. We generally reinvest available cash flows from operations to develop new restaurants, enhance existing restaurants and to support culinary contract services. Cash used by investing activities was $18.6 million in the two quarters ended February 13, 2013 and $8.1 million in the two quarters ended February 15, 2012. Capital expenditures were $11.4 million in the two quarters ended February 13, 2013, a $2.2 million increase compared to the two quarters ended February 15, 2012. Proceeds from the disposal of assets was $3.6 million in the first two quarters of fiscal years 2013 and $1.3 million in the first two quarters of fiscal year 2012.

Financing Activities. Cash provided by financing activities was $12.7 million in the two quarters ended February 13, 2013, a $14.7 million increase compared to the two quarters ended February 15, 2012.

Status of Long-Term Investments and Liquidity

At February 13, 2013, we did not hold any long-term investments.

Status of Trade Accounts and Other Receivables, Net

We monitor the aging of our receivables, including Fuddruckers franchising related receivables, and record provisions for uncollectable accounts, as appropriate. Credit terms of accounts receivable associated with our CCS business vary from 30 to 45 days based on contract terms.

Working Capital

Current assets increased $2.2 million in the first two quarters of fiscal year 2013 compared to an increase of $0.4 million in the first two quarters of fiscal year 2012. In the first two quarters of fiscal year 2013, cash increased $1.7 million and food and supply inventory increased $0.9 million; partially offset by decreases in trade accounts and other receivables of $0.3 million and prepaid expenses of $0.1 million. In the first two quarters of fiscal year 2012, food inventories increased $0.7 million and prepaid expenses increased $0.3 million while trade accounts and other receivable decreased $0.6 million. The change in prepaid expenses and other assets was a $2.0 million source of cash in the first two quarters of fiscal year 2013, an increase of $1.4 million from the first two quarters of fiscal year 2012. The change in trade accounts and other receivables was a $0.3 million source of cash in the first two quarters of fiscal year 2013, a decrease of $0.3 million from the first two quarters of fiscal year 2012. The change in food and supplies inventory was a $0.9 million use of cash in the first two quarters of fiscal year 2013, an increase of $0.3 million from the first two quarters of fiscal year 2012.

Current liabilities decreased $0.3 million in the first two quarters of fiscal year 2013 compared to a $1.6 million decrease in the first two quarters of fiscal year 2012. In the first two quarters of fiscal year 2013, accounts payables increased $1.5 million and accrued expenses and other liabilities decreased $1.7 million. In the first two quarters of fiscal year 2012 accounts payables increased $0.6 million and accrued expenses and other liabilities decreased $2.0 million. The change in accounts payables, accrued expenses and other liabilities was a $1.9 million source of cash in the first two quarters of fiscal year 2013, an increase of $2.3 million from the first two quarters of fiscal year 2012. The $2.3 million difference in the two quarters was primarily due to timing differences in the accrual and payment of salary related costs and taxes other than income taxes.

Capital Expenditures

Capital expenditures consist of purchases of real estate for future restaurant sites, culinary contract services investments, new unit construction, purchases of new and replacement restaurant furniture and equipment, and ongoing remodeling programs. Capital expenditures for the first two quarters of fiscal year 2013 were approximately $11.4 million and related to recurring maintenance of our existing units, improvement of our culinary contract services business and the development of future restaurant sites. We expect to be able to fund all capital expenditures in fiscal year 2013 using proceeds from the sale of assets, cash flows from operations and our available credit. We expect to spend approximately $24.0 million to $29.0 million on capital expenditures in fiscal year 2013.

DEBT

Revolving Credit Facility

In November 2009, we entered into a revolving credit facility with Wells Fargo Bank, National Association, as Administrative Agent, and Amegy Bank, National Association, as Syndication Agent. The following description summarizes the material terms of the revolving credit facility, as subsequently amended as of January 31, 2010, July 26, 2010, September 30, 2010, October 31, 2010, August 25, 2011, October 20, 2011 and February 14, 2013 (the revolving credit facility, together with all amendments thereto, is referred to as the “2009 Credit Facility”). The 2009 Credit Facility is governed by the Credit Agreement dated as of November 9, 2009 (as amended to date, the “Credit Agreement”) among us, the lenders from time to time party thereto, Wells Fargo Bank, National Association, as Administrative Agent, and Amegy Bank, National Association, as Syndication Agent. The maturity date of the 2009 Credit Facility is September 1, 2014.

The aggregate amount of the lenders’ commitments under the 2009 Credit Facility was $50.0 million as of February 13, 2013. The 2009 Credit Facility also provides for the issuance of letters of credit in a maximum aggregate amount of $15.0 million outstanding at any one time. At February 13, 2013, $23.5 million was available under the 2009 Credit Facility.

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

The 2009 Credit Facility is secured by a perfected first priority lien on certain of our real property and all of the material personal property owned by us or any of our subsidiaries, other than certain excluded assets (as defined in the Credit Agreement). At February 13, 2013, the carrying value of the collateral securing the 2009 Credit Facility was $88.3 million.

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

•
limiting Capital Expenditures (as defined in the Credit Agreement) to $15.0 million for the fiscal year ended August 31, 2011, to $34.9 million for the fiscal year ended August 29, 2012, and for any subsequent fiscal year, the lesser of (a) $38.0 million or (b) the sum of (x) an amount equal to 130% of EBITDA for the immediately preceding fiscal year plus (y) any unused availability for capital expenditures from the immediately preceding fiscal year, and

•	restrictions on certain acquisitions of all or a substantial portion of the assets, property and/or equity interests of any person.

We were in compliance with the covenants contained in the Credit Agreement as of February 13, 2013.

The Credit Agreement also includes customary events of default. If a default occurs and is continuing, the lenders’ commitments under the Credit Facility may be immediately terminated and/or we may be required to repay all amounts outstanding under the Credit Facility.

As of February 13, 2013, we had $25.5 million in outstanding loans and $1.0 million committed under letters of credit, which were issued as security for the payment of insurance obligations.

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

The measurement for such an impairment loss is then based on the fair value of the asset as determined by discounted cash flows. We operated 183 restaurants as of February 13, 2013 and periodically experience unanticipated changes in our assumptions and estimates. Those changes could have a significant impact on discounted cash flow models with a corresponding significant impact on the measurement of an impairment.

We believe we have two locations, with an aggregate net carrying value of assets held for use of $0.3 million, with respect to which it is possible that an impairment charge could be taken over the next 12 months.

We also evaluate the useful lives of our intangible assets, primarily the Fuddruckers trade name and franchise agreements and Cheeseburger in Paradise trade name and license agreement, to determine if they are definite or indefinite-lived. Reaching a determination of useful life requires significant judgments and assumptions regarding the future effects of obsolescence, contract term, demand, competition, other economic factors (such as the stability of the industry, legislative action that results in an uncertain or changing regulatory environment, and expected changes in distribution channels), the level of required maintenance expenditures, and the expected lives of other related groups of assets.

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

In some cases, investors can identify these statements by forward-looking words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “outlook,” “may” “should,” “will,” and “would” or similar words. Forward-looking statements are based on certain assumptions and analyses made by management in light of their experience and perception of historical trends, current conditions, expected future developments and other factors we believe are relevant. Although management believes that our assumptions are reasonable based on information currently available, those assumptions are subject to significant risks and uncertainties, many of which are outside of our control. The following factors, as well as the factors set forth in Item 1A of our Annual Report on Form 10-K for the fiscal year ended August 29, 2012 and any other cautionary language in this Form 10-Q, provide examples of risks, uncertainties, and events that may cause our financial and operational results to differ materially from the expectations described in our forward-looking statements:

•	general business and economic conditions,

•	the impact of competition,

•	our operating initiatives, changes in promotional, couponing and advertising strategies and the success of management’s business plans,

•	fluctuations in the costs of commodities, including beef, poultry, seafood, dairy, cheese, oils and produce,

•	ability to raise menu prices and customer acceptance of changes in menu items,

•	increases in utility costs, including the costs of natural gas and other energy supplies,

•	changes in the availability and cost of labor, including the ability to attract qualified managers and team members,

•	the seasonality of the business,

•	collectability of accounts receivable,

•	changes in governmental regulations, including changes in minimum wages and health care benefit regulation,

•	the effects of inflation and changes in our customers’ disposable income, spending trends and habits,

•	the ability to realize property values,

•	the availability and cost of credit,

•	the ability to effectively integrate and improve the profitability of the acquired 23 Cheeseburger in Paradise restaurants,

•	the effectiveness of our credit card controls and PCI compliance,

•	weather conditions in the regions in which our restaurants operate,

•	costs relating to legal proceedings,

•	impact of adoption of new accounting standards,

•	effects of actual or threatened future terrorist attacks in the United States,

•	unfavorable publicity relating to operations, including publicity concerning food quality, illness or other health concerns or labor relations, and

•	the continued service of key management personnel.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risk from changes in interest rates affecting our variable-rate debt. As of February 13, 2013, the total amount of debt subject to interest rate fluctuations outstanding under our 2009 Credit Facility was $22.5 million. Assuming an average debt balance of $22.5 million, a 1.0% increase in prevailing interest rates would increase our annual interest expense by $0.2 million.

Although we are not currently using interest rate swaps, we have previously used, and may in the future use, these instruments to manage cash flow risk on a portion of our variable-rate debt.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of February 13, 2013. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of February 13, 2013, our disclosure controls and procedures were effective in providing reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended February 13, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II—OTHER INFORMATION

Item 1. Legal Proceedings

There have been no material changes to our legal proceedings as disclosed in “Legal Proceedings” in Item 3 of Part I of our Annual Report on Form 10-K for the fiscal year ended August 29, 2012.

Item 1A. Risk Factors

There have been no material changes during the quarter ended February 13, 2013 to the Risk Factors discussed in Item 1A of Part I of our Annual Report on Form 10-K for the fiscal year ended August 29, 2012.

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

Item 6. Exhibits

10.1	Luby’s, Inc. Second Amended and Restated Nonemployee Director Stock Plan (Amended and Restated as of January 25, 2013).
10.2
Seventh Amendment to Credit Agreement, dated as of February 14, 2013, among the Company, the lenders from time to time party thereto, Wells Fargo Bank, National Association, as administrative agent, and Amegy Bank National Association, as syndication agent.

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

LUBY’S, INC. (Registrant)

Date: March 25, 2013	By:	/s/ Christopher J. Pappas
Christopher J. Pappas
President and Chief Executive Officer
(Principal Executive Officer)

Date: March 25, 2013	By:	/s/ K. Scott Gray
K. Scott Gray
Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

10.1	Luby’s, Inc. Second Amended and Restated Nonemployee Director Stock Plan (Amended and Restated as of January 25, 2013).

10.2
Seventh Amendment to Credit Agreement, dated as of February 14, 2013, among the Company, the lenders from time to time party thereto, Wells Fargo Bank, National Association, as administrative agent, and Amegy Bank National Association, as syndication agent.

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