Form 10-Q
period 2013-05-08
LUBYS INC
filed 2013-06-17
CIK 16099

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 8, 2013

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

As of June 12, 2013 there were 28,260,702 shares of the registrant’s common stock outstanding.

Luby’s, Inc.

Form 10-Q

Quarter ended May 8, 2013

Additional Information

We file reports with the Securities and Exchange Commission, including annual reports on Form 10-K, quarterly reports on Form10-Q and current reports on Form 8-K. The public may read and copy any materials we file with the SEC at its Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. We are an electronic filer, and the SEC maintains an Internet site at http://www.sec.gov that contains the reports, proxy and information statements, and other information that we file electronically. Our website address is http://www.lubys.com. Please note that our website address is provided as an inactive textual reference only. We make available free of charge through our website our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports as soon as reasonably practicable after such material is electronically filed with or furnished to the SEC. The information provided on our website is not part of this report, and is therefore not incorporated by reference unless such information is specifically referenced elsewhere in this report.

Part I—FINANCIAL INFORMATION

Item1. Financial Statements

Luby’s, Inc.

Consolidated Balance Sheets

(In thousands, except share data)

	May 8, 2013	August 29, 2012
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$1,621	$1,223
Trade accounts and other receivables, net	3,273	4,000
Food and supply inventories	4,909	3,562
Prepaid expenses	2,891	3,008
Assets related to discontinued operations	36	42
Deferred income taxes	1,908	1,932
Total current assets	14,638	13,767
Property held for sale	602	602
Assets related to discontinued operations	5,085	4,844
Property and equipment, net	182,057	173,633
Intangible assets, net	25,962	26,679
Goodwill	2,069	195
Deferred incomes taxes	7,541	9,354
Other assets	4,321	1,943
Total assets	$242,275	$231,017

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$16,421	$14,849
Liabilities related to discontinued operations	425	442
Accrued expenses and other liabilities	21,022	20,646
Total current liabilities	37,868	35,937
Credit facility debt	19,500	13,000
Liabilities related to discontinued operations	287	1,133
Other liabilities	8,152	8,288
Total liabilities	65,807	58,358
Commitments and Contingencies
SHAREHOLDERS’ EQUITY
Common stock, $0.32 par value; 100,000,000 shares authorized; Shares issued were 28,760,702 and 28,677,203, respectively; Shares outstanding were 28,260,702 and 28,177,203, respectively	9,203	9,176
Paid-in capital	25,488	24,532
Retained earnings	146,552	143,726
Less cost of treasury stock, 500,000 shares	(4,775)	(4,775)
Total shareholders’ equity	176,468	172,659
Total liabilities and shareholders’ equity	$242,275	$231,017

The accompanying notes are an integral part of these consolidated financial statements

Luby’s, Inc.

Consolidated Statements of Operations (unaudited)

(In thousands except per share data)

	Quarter Ended		Three Quarters Ended
	May 8, 2013	May 9, 2012	May 8, 2013	May 9, 2012
	(12 weeks)	(12 weeks)	(36 weeks)	(36 weeks)
SALES:
Restaurant sales	$91,593	$77,943	$247,714	$224,535
Culinary contract services	4,099	4,336	11,607	13,069
Franchise revenue	1,639	1,702	4,701	4,838
Vending revenue	143	148	384	426
TOTAL SALES	97,474	84,129	264,406	242,868
COSTS AND EXPENSES:
Cost of food	26,227	21,379	70,833	62,642
Payroll and related costs	30,281	25,708	84,627	76,195
Other operating expenses	21,567	17,412	59,002	51,073
Opening costs	39	33	506	110
Cost of culinary contract services	3,573	3,979	10,382	12,222
Depreciation and amortization	4,207	4,304	12,637	12,515
General and administrative expenses	7,236	7,195	22,227	20,742
Provision for asset impairments, net	113	—	203	175
Net loss (gain) on disposition of property and equipment	142	124	(1,421)	205
Total costs and expenses	93,385	80,134	258,996	235,879
INCOME FROM OPERATIONS	4,089	3,995	5,410	6,989
Interest income	2	3	6	6
Interest expense	(228)	(201)	(618)	(694)
Other income, net	261	238	711	590
Income before income taxes and discontinued operations	4,124	4,035	5,509	6,891
Provision for income taxes	1,513	1,535	2,078	2,464
Income from continuing operations	2,611	2,500	3,431	4,427
Loss from discontinued operations, net of income taxes	(118)	(77)	(605)	(713)
NET INCOME	$2,493	$2,423	$2,826	$3,714
Income per share from continuing operations:
Basic	$0.09	$0.09	$0.12	$0.16
Assuming dilution	0.09	0.09	0.12	0.16
Loss per share from discontinued operations:
Basic	$—	$—	$(0.02)	$(0.03)
Assuming dilution	—	—	(0.02)	(0.03)
Net income per share:
Basic	$0.09	$0.09	$0.10	$0.13
Assuming dilution	0.09	0.09	0.10	0.13
Weighted average shares outstanding:
Basic	28,698	28,377	28,566	28,344
Assuming dilution	28,952	28,445	28,786	28,396

The accompanying notes are an integral part of these consolidated financial statements.

Luby’s, Inc.

Consolidated Statement of Shareholders’ Equity (unaudited)

(In thousands)

	Common Stock						Total
	Issued		Treasury		Paid-In	Retained	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Earnings	Equity
BALANCE AT AUGUST 29, 2012	28,677	$9,176	(500)	$(4,775)	$24,532	$143,726	$172,659
Net income		—	—	—	—	2,826	2,826
Share-based compensation expense	24	8	—	—	689	—	697
Tax benefit from stock options	—	—	—	—	37	—	37
Common stock issued under employee benefit plans	45	14	—	—	207	—	221
Common stock issued under nonemployee benefit plans	14	5	—	—	23	—	28
BALANCE AT MAY 8, 2013	28,761	$9,203	(500)	$(4,775)	$25,488	$146,552	$176,468

The accompanying notes are an integral part of these consolidated financial statements.

Luby’s, Inc.

Consolidated Statements of Cash Flows (unaudited)

(In thousands)

	Three Quarters Ended
	May 8, 2013	May 9, 2012
	(36 weeks)	(36 weeks)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$2,826	$3,714
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for asset impairments, net of (gains)/losses on property sales	(686)	907
Depreciation and amortization	12,675	12,570
Amortization of debt issuance cost	78	77
Non-cash compensation expense	249	185
Share-based compensation expense	697	424
Tax increase on stock options	37	—
Deferred tax expense	1,056	1,604
Cash provided by operating activities before changes in operating assets and liabilities	16,932	19,481
Changes in operating assets and liabilities, net of business acquisition:
Decrease in trade accounts and other receivables, net	820	1,081
Increase in food and supply inventories	(786)	(856)
Decrease in prepaid expenses and other assets	740	49
(Decrease) increase in accounts payable, accrued expenses and other liabilities	(991)	959
Net cash provided by operating activities	16,715	20,714
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from disposal of assets and property held for sale	4,232	2,586
Purchases of property and equipment	(17,071)	(16,056)
Acquisition of Cheeseburger in Paradise, net of cash acquired	(10,257)	—
Decrease (increase) in note receivable	30	(187)
Net cash used in investing activities	(23,066)	(13,657)
CASH FLOWS FROM FINANCING ACTIVITIES:
Credit facility borrowings	44,600	31,400
Credit facility repayments	(38,100)	(38,400)
Proceed from exercise of stock options	249	—
Debt issuance costs	—	(1)
Net cash provided by (used in) financing activities	6,749	(7,001)
Net increase in cash and cash equivalents	398	56
Cash and cash equivalents at beginning of period	1,223	1,252
Cash and cash equivalents at end of period	$1,621	$1,308
Cash paid for:
Income taxes	$—	$—
Interest	513	600

The accompanying notes are an integral part of these consolidated financial statements.

Luby’s, Inc.

Notes to Consolidated Financial Statements (unaudited)

May 8, 2013

Note 1. Basis of Presentation

The accompanying unaudited consolidated financial statements of Luby’s, Inc. (the “Company” or “Luby’s”) have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements that are prepared for the Company’s Annual Report on Form 10-K.In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three quarters ended May 8, 2013 are not necessarily indicative of the results that may be expected for the fiscal year ending August28, 2013.

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

The results of operations, assets and liabilities for all units included in the cash flow improvement and capital redeployment plan discussed in Note 8 have been reclassified to discontinued operations in the statements of operations and balance sheets for all periods presented.

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

Note 3. Acquisition

The Company through its newly created subsidiary, Paradise Cheeseburgers, LLC, purchased 100% of the membership units of Paradise Restaurant Group, LLC and affiliated companies which operate Cheeseburger in Paradise brand restaurants (collectively, “Cheeseburger in Paradise”) on December 6, 2012 for $10.2 million in cash. The Company assumed $2.2 million of Cheeseburger in Paradise obligations, real estate leases and contracts. The Company funded the purchase with existing cash reserves and borrowings from its credit facility.

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

The Company has accounted for the acquisition of Cheeseburger in Paradise using the acquisition method and accordingly the results of operations related to this acquisition have been included in the consolidated results of the Company since the acquisition date. The Company incurred $0.4 million in acquisition costs which were expensed as incurred and classified as general and administrative expenses on the consolidated statements of operations.

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

The following table summarizes the estimated fair values of net assets acquired and liabilities assumed, in thousands:

Cash and cash equivalents	$58
Accounts receivable	93
Inventories	561
Other current assets	376
Property and equipment	6,374
Liquor licenses and permits	188
Favorable leases	2,646
License agreement and trade name	254
Goodwill	1,875
Accrued liabilities	(2,168)
Net acquisition cost	$10,257

The license agreement and trade name relates to a perpetual license to use intangible assets including trademarks, service marks and publicity rights related to Cheeseburger in Paradise owned by Jimmy Buffet and affiliated entities. In return, the Company will pay a royalty fee of 2.5% of gross sales less discounts at acquired Cheeseburger in Paradise locations to an entity owned or controlled by Jimmy Buffet. The trade name represents a respected brand with positive customer loyalty, and the Company intends to cultivate and protect the use of the trade name.

The Company will amortize the fair value allocated to the license agreement and trade name over an expected accounting life of 15 years based on the expected use of its assets and the restaurant environment in which it is being used. The Company recorded approximately $4 thousand of amortization expense for the quarter ended May 8, 2013, which is classified as depreciation and amortization expense in the accompanying consolidated statement of operations. Because the value of these assets will be amortized using the straight-line method over 15 years, the annual amortization will be $17 thousand in future years.

A portion of the acquired lease portfolio contained favorable leases. Acquired lease terms were compared to current market lease terms to determine if the acquired leases were below or above the current rates tenants would pay for similar leases. The favorable lease assets totaled $2.6 million and are recorded in other assets. There were determined to be no unfavorable leases. The favorable leases are amortized to rent expense on a straight line basis over the lives of the related leases. The Company recorded $33 thousand of amortization expense for the quarter ended May 8, 2013, which is classified as additional rent expense in the accompanying consolidated statement of operations.

Annual depreciation expense of the $6.4 million property and equipment will be $0.5 million.

The Company also recorded an intangible asset for goodwill in the amount of $1.9 million. Goodwill is considered to have an indefinite useful life and is not amortized but is tested for impairment at least annually. The total amount of goodwill is expected to be deductible for income tax purposes.

The following unaudited pro forma information assumes the Cheeseburger in Paradise acquisition occurred as of the beginning of the fiscal year ended August29, 2012. The unaudited pro forma data is presented for informational purposes only and does not purport to be indicative of the results of future operations of the Company or of the results that would have actually been attained had the acquisition taken place at the beginning of the fiscal year ended August 29, 2012.

	Three Quarters Ended
	May 8, 2013	May 9, 2012
	(Unaudited)	(Unaudited)
	(In thousands, except per share data)
Pro forma total sales	$276,017	$276,959
Pro forma income from continuing operations	3,009	4,246
Pro forma net income	2,403	3,533

Pro forma income from continuing operations per share
Basic	0.11	0.15
Diluted	0.11	0.15

Pro forma net income per share
Basic	0.08	0.12
Diluted	0.08	0.12

Included in the Consolidated Statement of Operations for the three quarters ended May 8, 2013 were actual restaurant sales for Cheeseburger in Paradise of $19.2 million and loss from operations for Cheeseburger in Paradise of $0.7 million. Excluding first year integration costs of $0.4 million, the loss from operations related to Cheeseburger in Paradise included in the Consolidated Statement of Operations for the three quarters ended May 8, 2013 was $0.3 million.

Note 4.Reportable Segments

The Company has three reportable segments: Company-owned restaurants, franchise operations and Culinary Contract Services (“CCS”).

Company-owned restaurants

Company-owned restaurants consists of several brands which are aggregated into one reportable segment because the nature of the products and services, the production processes, the customers, the methods used to distribute the products and services, the nature of the regulatory environment and store level profit margin are similar. The chief operating decision maker analyzes Company-owned restaurants at store level profit which is revenue less cost of food, payroll and related costs and other operating expenses. The primary brands are Luby’s Cafeteria, Fuddruckers and Cheeseburger in Paradise, with a couple of non-core restaurant locations under other brand names (i.e., Koo Koo Roo Chicken Bistro and Bob Luby’s Seafood). All company-owned restaurants are casual dining restaurants. Each restaurant is an operating segment because operating results and cash flow can be determined for each restaurant.

The total number of Company-owned restaurants was 182 at May 8, 2013 and 154 at August 29, 2012.

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

The total number of CCS contracts was 19 at May 8, 2013 and 18 at August 29, 2012.

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

All franchisees are required to operate their restaurants in accordance with Fuddruckers standards and specifications, including controls over menu items, food quality and preparation. The Company requires the successful completion of its training program by a minimum of three managers for each franchised restaurant. In addition, franchised restaurants are evaluated regularly by the Company for compliance with franchise agreements, including standards and specifications through the use of periodic, unannounced, on-site inspections and standard evaluation reports.

The number of franchised restaurants was 117 at May 8, 2013 and 125 at August 29, 2012.

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

	Quarter Ended		Three Quarters Ended
	May 8, 2013	May 9, 2012	May 8, 2013	May 9, 2012
	(12 weeks)	(12 weeks)	(36 weeks)	(36 weeks)
Sales:
Company-owned restaurants	$91,736	$78,091	$248,098	$224,961
Culinary contract services	4,099	4,336	11,607	13,069
Franchising	1,639	1,702	4,701	4,838
Total	$97,474	$84,129	$264,406	$242,868
Segment level profit:
Company-owned restaurants	$13,661	$13,592	$33,636	$35,051
Culinary contract services	526	357	1,225	847
Franchising	1,639	1,702	4,701	4,838
Total	$15,826	$15,651	$39,562	$40,736
Depreciation and amortization:
Company-owned restaurants	$3,752	$3,882	$11,280	$11,211
Culinary contract services	102	106	316	327
Franchising	177	177	531	531
Corporate	176	139	510	446
Total	$4,207	$4,304	$12,637	$12,515
Capital expenditures:
Company-owned restaurants	$5,505	$6,443	$16,727	$15,574
Culinary contract services	2	128	42	204
Franchising	—	—	—	—
Corporate	129	239	302	278
Total	$5,636	$6,810	$17,071	$16,056
Income before income taxes and discontinued operations:
Segment level profit	$15,826	$15,651	$39,562	$40,736
Opening costs	(39)	(33)	(506)	(110)
Depreciation and amortization	(4,207)	(4,304)	(12,637)	(12,515)
General and administrative expenses	(7,236)	(7,195)	(22,227)	(20,742)
Provision for asset impairments, net	(113)	—	(203)	(175)
Net gain (loss) on disposition of property and equipment	(142)	(124)	1,421	(205)
Interest income	2	3	6	6
Interest expense	(228)	(201)	(618)	(694)
Other income, net	261	238	711	590
Total	$4,124	$4,035	$5,509	$6,891

	May 8, 2013	August 29, 2012
Total assets:
Company-owned restaurants	$197,457	$182,287
Culinary contract services	3,489	3,774
Franchising	14,377	15,352
Corporate	26,952	29,604
Total	$242,275	$231,017

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

Non-recurring fair value measurements related to impaired property and equipment consisted of the following:

		Fair Value Measurement Using
	Three Quarters Ended May 8, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Impairments
		(In thousands)
Continuing Operations
Property and equipment related to company-owned restaurant assets	$65	$—	$—	$65	$(203)
Discontinued Operations
Property and equipment related to corporate assets	$2,689	$—	$—	$2,689	$(533)

		Fair Value Measurement Using
	Three Quarters Ended May 9, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Impairments
		(In thousands)
Continuing Operations
Property and equipment related to Culinary Contract Services	$57	$—	$—	$57	$(175)
Discontinued Operations
Property and equipment related to corporate assets	$1,875	$—	$—	$1,875	$(510)

Note 6. Income Taxes

No cash payments of estimated federal income taxes were made during the quarter ended May 8, 2013.

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

Note 7. Property and Equipment, Intangible Assets and Goodwill

The cost, net of impairment, and accumulated depreciation of property and equipment at May 8, 2013 and August 29, 2012, together with the related estimated useful lives used in computing depreciation and amortization, were as follows:

	May 8, 2013	August 29, 2012	Estimated Useful Lives (years)
	(In thousands)
Land	$54,490	$55,917		—
Land held for future use	5,608	3,242
Restaurant equipment and furnishings	115,998	109,039	1	to	15
Buildings	170,780	167,346	20	to	33
Leasehold and leasehold improvements	39,412	32,913	Lesser of lease term or estimated useful life
Office furniture and equipment	7,398	7,030	3	to	10
Construction in progress	2,555	3,890		—
	396,241	379,377
Less accumulated depreciation and amortization	(214,184)	(205,744)
Property and equipment, net	$182,057	$173,633
Intangible assets, net	$25,962	$26,679	15	to	21
Goodwill	$2,069	$195		—

Intangible assets, net consist of the Fuddruckers trade name and franchise agreements and will be amortized. The Company believes the Fuddruckers’ brand name has an expected accounting life of 21 years from the date of acquisition based on the expected use of its assets and the restaurant environment in which it is being used. The trade name represents a respected brand with customer loyalty and the Company intends to cultivate and protect the use of the trade name. The franchise agreements, after considering renewal periods, have an estimated accounting life of 21 years from the date of acquisition and will be amortized over this period of time. The Company recorded $3.9 million of accumulated amortization as of May 8, 2013 and $2.9 million of accumulated amortization as of August 29, 2012.

Intangible assets, net also includes the license agreement and trade name related to Cheeseburger in Paradise and the value of the acquired licenses and permits allowing the sale of beverages with alcohol. These assets have an expected accounting life of 15 years from the date of acquisition December 6, 2012. The Company recorded accumulated amortization of $11 thousand as of May 8, 2013.

The Company recorded an intangible asset for goodwill in the amount of $0.2 million related to the acquisition of substantially all of the assets of Fuddruckers. The Company also recorded an intangible asset for goodwill in the amount of $1.9 million related to the acquisition of the membership units of Paradise Restaurant Group, LLC. Goodwill is considered to have an indefinite useful life and is not amortized. Goodwill was $2.1 million as of May 8, 2013 and $0.2 million as of August 29, 2012 and relates to our Company-owned restaurants reportable segment.

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

The Company recognized the following impairment charges to income from operations:

	Three Quarters ended
	May 8, 2013	May 9, 2012
	(36 weeks)	(36 weeks)
	(In thousands, except per share data)
Provision for asset impairments	$203	$175
Net (gain) loss on disposition of property and equipment	(1,421)	205
	$(1,218)	$380
Effect on EPS:
Basic	$0.04	$(0.01)
Assuming dilution	$0.04	$(0.01)

The impairment charge for the three quarters ended May 8, 2013 is related to an operating Fuddruckers restaurant at a leased location and an operating Koo Koo Roo restaurant at a leased location.

The impairment charge for the three quarters ended May 9, 2012 is related to a culinary contract services location.

The net gain for the three quarters ended May 8, 2013 includes the gain on disposal of assets at a Koo Koo Roo leased location and proceeds from the eminent domain disposition of part of a parking lot at a Luby’s location net of asset retirements.

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

The following table sets forth the assets and liabilities for all discontinued operations:

	May 8, 2013	August 29, 2012
	(in thousands)
Prepaid expenses	$36	$42
Assets related to discontinued operations—current	$36	$42
Property and equipment	$5,081	$4,836
Other assets	4	8
Assets related to discontinued operations—non-current	$5,085	$4,844
Deferred income taxes	$297	$297
Accrued expenses and other liabilities	128	145
Liabilities related to discontinued operations—current	$425	$442
Other liabilities	$69	$134
Deferred income taxes	218	999
Liabilities related to discontinued operations—non-current	$287	$1,133

As of August 29, 2012, the Company had seven restaurant properties classified as discontinued operations assets. The carrying value of the five owned properties was $4.8 million. The carrying values of two ground leases were previously impaired to zero. As of May 8, 2013, the Company had seven restaurant properties classified as discontinued operations assets. The carrying value of the five owned properties was $5.1 million. The carrying values of two ground leases were previously impaired to zero.

One restaurant property was reclassified as a discontinued operations asset in the second quarter of fiscal year 2013 and one property was sold at no gain or loss in the third quarter of fiscal year 2013.

The Company is actively marketing all of these properties for lease or sale and the Company’s results of discontinued operations will be affected by the disposal of properties related to discontinued operations to the extent proceeds from the sales exceed or are less than net book value.

The following table sets forth the sales and pretax income (loss) reported for discontinued operations:

	Three Quarters ended
	May 8, 2013	May 9, 2012
	(36 weeks)	(36 weeks)
	(In thousands, except discontinued locations)
Sales	$—	$—
Pretax income (loss)	(959)	(1,127)
Income tax benefit (expense) on discontinued operations	354	414
Income (loss) on discontinued operations	(605)	(713)
Discontinued locations closed during the period	—	—

The following table summarizes discontinued operations for the three quarters of fiscal years 2013 and 2012:

	Three Quarters ended
	May 8, 2013	May 9, 2012
	(36 weeks)	(36 weeks)
	(In thousands, except per share data)
Impairments	$(533)	$(510)
Gains (losses)	—	(17)
Net gains (losses)	$(533)	(527)
Other	(72)	(186)
Discontinued operations	$(605)	$(713)
Effect on EPS from discontinued operations—basic	$(0.02)	$(0.03)

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

At May 8, 2013 and August 29, 2012, the Company had one owned property recorded at approximately $0.6 million in property held for sale. The Company is actively marketing the location currently classified as property held for sale.

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

Construction Activity

From time to time, the Company enters into non-cancelable contracts for the construction of its new restaurants. This construction activity exposes the Company to the risks inherent in new construction, including but not limited to rising material prices, labor shortages, delays in getting required permits and inspections, adverse weather conditions, and injuries sustained by workers. The Company had no non-cancelable contracts as of May 8, 2013.

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

Under the terms of the Amended and Restated Master Sales Agreement, the Pappas entities may provide specialized (customized) equipment fabrication and basic equipment maintenance, including stainless steel stoves, shelving, rolling carts, and chef tables. The total costs under the Amended and Restated Master Sales Agreement of custom-fabricated and refurbished equipment in the three quarters ended May 8, 2013 and May 9, 2012 were zero and $87,000, respectively. Services provided under this agreement are subject to review and approval by the Finance and Audit Committee of the Company’s Board of Directors.

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

On November 22, 2006, the Company executed a new lease agreement in connection with the replacement and relocation of the existing restaurant with a new prototype restaurant in the retail strip center described above. The new restaurant opened in July 2008 and the new lease agreement provides for a primary term of approximately twelve years with two subsequent five-year options. The new lease also gives the landlord an option to buy out the agreement on or after the calendar year 2015 by paying the unamortized cost of the Company’s improvements. The Company is currently obligated to pay rent of $20.00 per square foot ($22.00 per square foot beginning January 2014) plus maintenance, taxes, and insurance during the primary term of the lease. Thereafter, the lease provides for increases in rent at set intervals. The new lease agreement was approved by the Finance and Audit Committee and full Board of Directors. The Company made payments of $250,000 and $220,000 in the three quarters ended May 8, 2013 and May 9, 2012, respectively.

On November14, 2012, the Company executed an additional lease agreement in connection with a proposed future restaurant concept in the retail strip center described above. This lease agreement provides for a primary term of approximately eight years with no renewal options. The Company is currently obligated to pay rent of $35.00 per square foot plus maintenance, taxes, and insurance during the primary term of the lease. Thereafter, the lease provides for an increase in rent at a set interval. This lease agreement was approved by the Finance and Audit Committee of the Board of Directors. The Company made payments of $22,000 in the three quarters ended May 8, 2013. Affiliated rents paid for this restaurant property lease represented 2.2% and 3.0% of total rents for continuing operations for the three quarters ended May 8, 2013 and May 9, 2012, respectively.

	Three Quarters Ended
	May 8, 2013	May 9, 2012
	(36 weeks)	(36 weeks)
	(In thousands, except percentages)
AFFILIATED COSTS INCURRED:
General and administrative expenses – professional and other costs	$38	$38
Capital expenditures – custom-fabricated and refurbished equipment and furnishings	—	87
Other operating expenses and opening costs, including property leases	327	220
Total	$365	$345
RELATIVE TOTAL COMPANY COSTS:
General and administrative expenses	$22,227	$20,742
Capital expenditures	17,071	16,056
Other operating expenses and opening costs	59,508	51,183
Total	$98,806	$87,981
AFFILIATED COSTS INCURRED AS A PERCENTAGE OF RELATIVE TOTAL COMPANY COSTS	0.37%	0.39%

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

On January 25, 2013, the Board of Directors of the Company approved the renewal of a consultant agreement with Ernest Pekmezaris, the Company’s former Chief Financial Officer. Under the agreement, Mr.Pekmezaris will continue to furnish to the Company advisory and consulting services related to finance and accounting matters and other related consulting services. The agreement expires on July 31, 2013. Mr. Pekmezaris is also the Treasurer of Pappas Restaurants, Inc. Compensation for the services provided by Mr.Pekmezaris to Pappas Restaurants, Inc. is paid entirely by that entity.

Peter Tropoli, the Company’s Chief Operating Officer, and formerly the Company’s Senior Vice President, Administration, General Counsel and Secretary, is an attorney and stepson of Frank Markantonis, who is a director of the Company.

Paulette Gerukos, Vice President of Human Resources of the Company, is the sister-in-law of Harris J. Pappas, who is a director of the Company.

Note 11. Share-Based Compensation

We have two active share based stock plans, the Employee Stock Plan and Nonemployee Director Stock Plan. Both plans authorize the granting of stock options, restricted stock and other types of awards consistent with the purpose of the plans.

Of the 1.1 million shares approved for issuance under the Nonemployee Director Stock Plan, 0.6 million options, restricted stock units and restricted stock awards were granted, and 0.1 million options were cancelled or expired and added back into the plan. Approximately 0.6 million shares remain available for future issuance as of May 8, 2013. Compensation cost for share-based payment arrangements under the Nonemployee Director Stock Plan, recognized in general and administrative expenses for the three quarters ended May 8, 2013 and May 9, 2012 were approximately $0.1 million and $0.2 million, respectively.

Of the 2.6 million shares approved for issuance under the Employee Stock Plan, 4.6 million options and restricted stock units were granted, and 2.9 million options and restricted stock units were cancelled or expired and added back into the plan. Approximately 0.9 million shares remain available for future issuance as of May 8, 2013. Compensation cost for share-based payment arrangements under the Employee Stock Plan, recognized in general and administrative expenses for the three quarters ended May 8, 2013 and May 9, 2012 were approximately $0.4 million.

Stock Options

Stock options granted under either the Employee Stock Plan or the Nonemployee Director Stock Plan have exercise prices equal to the market price of the Company’s common stock at the date of the grant.

Option awards under the Nonemployee Director Stock Plan generally vest 100% on the first anniversary of the grant date and expire ten years from the grant date. No options were granted under the Nonemployee Director Stock Plan in the three quarters ended May 8, 2013. However, options to purchase 24,000 shares at option prices from $4.47 to $6.45 per share remain outstanding as of May 8, 2013.

Options granted under the Employee Stock Plan generally vest 25% on the anniversary date of each grant and expire six years from the date of the grant. However, options granted to executive officers under the Employee Stock Plan vest 50% on the first anniversary date of the grant date, 25% on the second anniversary of the grant date and the remaining 25% vest on the third anniversary of the grant date and expire ten years from the grant date. All options granted in fiscal year 2013 were granted under the Employee Stock Plan. Options to purchase 893,602 shares at option prices of $3.44 to $11.10 per share remain outstanding as of May 8, 2013.

A summary of the Company’s stock option activity for the quarter ended May 8, 2013 is presented in the following table:

	Shares Under Fixed Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
			(Years)	(In thousands)
Outstanding at August 29, 2012	1,175,224	$6.31	3.8	$1,456
Granted	109,335	5.95	—	—
Exercised	(59,139)	4.22	—	—
Forfeited/Expired	(307,818)	—	—	—
Outstanding at May 8, 2013	917,602	$5.20	4.9	$2,201
Exercisable at May 8, 2013	637,230	$5.30	4.3	$1,540

The intrinsic value for stock options is defined as the difference between the current market value, or closing price on May 8, 2013, and the grant price on the measurement dates in the table above.

Restricted Stock Units

Grants of restricted stock units consist of the Company’s common stock and generally vest after three years. All restricted stock units are cliff-vested. Restricted stock units are valued at the closing market price of the Company’s common stock at the date of grant.

A summary of the Company’s restricted stock unit activity during the three quarters ended May 8, 2013 is presented in the following table:

	Restricted Stock Units	Weighted Average Fair Value	Weighted-Average Remaining Contractual Term
		(Per share)	(In years)
Unvested at August 29, 2012	163,946	$4.83	1.8
Granted	274,290	6.17	—
Vested	(14,000)	3.46	—
Unvested at May 8, 2013	424,236	$5.74	2.4

At May 8, 2013, there was approximately $1.7 million of total unrecognized compensation cost related to unvested restricted stock units that is expected to be recognized over a weighted-average period of 2.4 years.

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

Note 12. Earnings Per Share

Basic net income per share is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding and unvested restricted stock for the reporting period. Diluted net income per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. For the calculation of diluted net income per share, the basic weighted average number of shares is increased by the dilutive effect of stock options determined using the treasury stock method. Stock options excluded from the computation of net income per share for the three quarters ended May 8, 2013 include approximately 67,000 shares with exercise prices exceeding market prices and approximately 25,000 shares whose inclusion would also be antidilutive.

The components of basic and diluted net income per share are as follows:

	Quarter Ended		Three Quarters Ended
	May 8, 2013	May 9, 2012	May 8, 2013	May 9, 2012
	(12 weeks)	(12 weeks)	(36 weeks)	(36 weeks)
	(In thousands except per share data)
Numerator:
Income from continuing operations	$2,611	$2,500	$3,431	$4,427
Loss from discontinued operations	(118)	(77)	(605)	(713)
Net income	$2,493	$2,423	$2,826	$3,714

Denominator:
Denominator for basic earnings per share – weighted-average shares	28,698	28,377	28,566	28,344
Effect of potentially dilutive securities:
Employee and non-employee stock options	254	68	220	52
Denominator for earnings per share assuming dilution	28,952	28,445	28,786	28,396
Income per share from continuing operations:
Basic	$0.09	$0.09	$0.12	$0.16
Assuming dilution	$0.09	$0.09	$0.12	$0.16
Loss per share from discontinued operations:
Basic	$—	$—	$(0.02)	$(0.03)
Assuming dilution	$—	$—	$(0.02)	$(0.03)
Net income per share:
Basic	$0.09	$0.09	$0.10	$0.13
Assuming dilution	$0.09	$0.09	$0.10	$0.13

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s discussion and analysis of financial condition and results of operations should be read in conjunction with the unaudited consolidated financial statements and footnotes for the period ended May 8, 2013 included in Item1 of Part I of this Quarterly Report on Form 10-Q, and the audited consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended August 29, 2012.

The following presents an analysis of the results and financial condition of our continuing operations. Except where indicated otherwise, the results of discontinued operations are excluded from this discussion.

Overview

Luby’s, Inc. is a multi-branded company operating in the restaurant industry and the contract food services industry. Our primary brands include Luby’s Cafeteria, Fuddruckers, Cheeseburger in Paradise and Luby’s Culinary Contract Services. Also included in our brands are Luby’s, Etc. and Koo Koo Roo Chicken Bistro (“Koo Koo Roo”). We purchased substantially all of the assets of Fuddruckers, Inc., Magic Brands, LLC and certain of their affiliates (collectively known as, “Fuddruckers”) in July 2010. We purchased all of the Membership Units of Paradise Restaurant Group, LLC and certain of their affiliates (collectively known as, “Cheeseburger in Paradise”) effective December 5, 2012.

As of May 8, 2013, we owned and operated 182 restaurants, of which 93 are traditional cafeterias, 63 are gourmet hamburger restaurants, 23 are casual dining restaurants and bar, two are upscale fast serve chicken restaurants, and one primarily serves seafood. These establishments are located in close proximity to retail centers, business developments and residential areas mostly throughout the United States.

Also as of May 8, 2013, we operated 19 Culinary Contract Service facilities. These facilities service healthcare, higher education and corporate dining clients in Texas and Louisiana. The healthcare accounts are full service and typically include in-room delivery, catering, vending, coffee service and retail dining. Culinary Contract Services has contracts with long-term acute care hospitals, business and industry clients and higher education institutions.

Also as of May 8, 2013, we are a franchisor for a network of 117 franchised Fuddruckers restaurants. The owners of these franchise units pay royalty revenue to us as a franchisor.

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

RESULTS OF OPERATIONS

For the Third Quarter and Year-to-Date Fiscal Year 2013 versus the Third Quarter and Year-to-Date Fiscal Year 2012

Sales

Total sales increased approximately $13.3 million, or 15.9%, in the quarter ended May 8, 2013 compared to the quarter ended May 9, 2012, consisting primarily of a $13.7 million increase in restaurant sales, offset by a $0.2 million decrease in Culinary Contract Sales and a $0.1 million decrease in franchise revenue. The other component of total sales is vending revenue.

Total sales increased approximately $21.5 million, or 8.9%, in the three quarters ended May 8, 2013 compared to the three quarters ended May 9, 2012, consisting primarily of a $23.2 million increase in restaurant sales, offset by a $1.5 million decrease in Culinary Contract Sales and a $0.1 million decrease in franchise revenue. The other component of total sales is vending revenue.

The company operates with three reportable operating segments: Company-owned restaurants, franchise operations, and Culinary Contract Services.

Company-Owned Restaurants

Restaurant Sales

Restaurant sales increased $13.7 million in the quarter ended May 8, 2013, compared to the quarter ended May 9, 2012. The increase in restaurant sales included an $11.4 million increase due to the acquisition of 23 Cheeseburger in Paradise-branded stores, a $1.4 million increase in sales from Fuddruckers and Koo Koo Roo-branded restaurants and a $0.8 million increase in sales at Luby’s Cafeteria-branded restaurants. In addition, nine new stores added over the last 18 accounting periods and thus not yet in our same store groupings, added another $3.1 million. Three units that have closed since last year deducted $0.8 million from restaurant sales and the modest decline in same store sales deducted another $0.1 million. On a same–store basis, restaurant sales decreased 0.1%. At our Luby’s Cafeteria restaurants, declines in guest traffic of 1.1% were partially offset by increases in the per person average spend. At our Fuddruckers restaurants, increases in the per person average spend were offset by decline in guest traffic of 2.1%. The increase in per person average spend was a result of altering the mix of menu items offered and selected by our customers and by motivating the purchase of additional items on the customer ticket.

Restaurant sales increased $23.2 million in the three quarters ended May 8, 2013, compared to the three quarters ended May 9, 2012. The increase in restaurant sales included a $19.2 million increase due to the acquisition of 23 Cheeseburger in Paradise-branded stores, $1.2 million increase in sales at Luby’s Cafeteria-branded restaurants and a $2.8 million increase in sales from Fuddruckers and Koo Koo Roo-branded restaurants. On a same-store basis, restaurant sales decreased 0.2%. The decrease in same-store sales was due primarily by declines in guest traffic partially offset by increases in the per person average spend. The increase in per person average spend was a result of altering the mix of menu items offered and selected by our customers and by motivating the purchase of additional items on the customer ticket.

Cost of Food

Food costs increased approximately $4.8 million, or 22.7%, in the quarter ended May 8, 2013, compared to the quarter ended May 9, 2012 due primarily to the addition of 23 Cheeseburger in Paradise-branded stores. Food commodity prices for our basket of food commodity purchases were higher by approximately 6% for our Luby’s Cafeteria-branded restaurants offset by a decrease in food commodity prices for our basket of food commodity purchases at our Fuddruckers-branded restaurants of approximately 1%. The higher food commodity costs at the Luby’s cafeteria-branded restaurants were impacted by increases ranging from 6% to 9% in seafood, cheese, eggs, and fresh produce. Poultry commodity costs increased over 10%. As a percentage of restaurant sales, food cost increased 1.2 % to 28.6% in the quarter ended May 8, 2013, compared to the quarter ended May 9, 2012. Removing the impact of Cheeseburger in Paradise, food costs as a percent of sales were 28.2% for the quarter ended May 8, 2013.

Food costs increased approximately $8.2 million, or 13.1%, in the three quarters ended May 8, 2013, compared to the three quarters ended May 9, 2012, due primarily to the addition of 23 Cheeseburger in Paradise-branded stores.For the three quarters ended May 8, 2013, food commodity prices for our basket of food commodity purchases were higher due to a 3% increase for our Luby’s Cafeteria-branded restaurants partially offset by a 1% decrease for our Fuddruckers-branded restaurants. As a percentage of restaurant sales, food cost increased, 0.7% to 28.6% in the three quarters ended May 8, 2013. Removing the impact of Cheeseburger in Paradise, food costs as a percentage of sales were 28.4% in the three quarters ended May 8, 2013.

Payroll and Related Costs

Payroll and related costs increased approximately $4.6 million in the quarter ended May 8, 2013 compared to the quarter ended May 9, 2012. Hourly labor costs increased $3.3 million primarily due to the addition of new restaurants including 23 Cheeseburger in Paradise-branded stores, 8 Fuddruckers restaurants, and one Luby’s Cafeteria. Restaurant management labor costs increased $1.2 million in the quarter ended May 8, 2013 compared to the quarter ended May 9, 2012, primarily due to the addition of new restaurants including 23 Cheeseburger in Paradise-branded stores, 8 Fuddruckers restaurants, and one Luby’s Cafeteria. As a percentage of restaurant sales, payroll and related costs increased, 0.1%, to 33.1% in the quarter ended May 8, 2013, compared to 33.0% in the quarter ended May 9, 2012, primarily due to the acquisition of Cheeseburger in Paradise-branded stores and the typically higher initial labor costs associated with new restaurant openings offset by improvements in labor costs at existing restaurants. Excluding Cheeseburger in Paradise, payroll and related costs were 32.6% in the quarter ended May 8, 2013.

Payroll and related costs increased approximately $8.4 million in the three quarters ended May 8, 2013, compared to the three quarters ended May 9, 2012. Hourly labor costs increased $6.3 million primarily due to the addition of new restaurants including 23 Cheeseburger in Paradise-branded stores, 8 Fuddruckers restaurants, and one cafeteria. Restaurant management labor costs increased $2.2 million in the three quarters ended May 8, 2013 compared to the three quarters ended May 9, 2012, primarily due to the addition of new restaurants including 23 Cheeseburger in Paradise-branded stores, 8 Fuddruckers restaurants, and one cafeteria. As a percentage of restaurant sales, payroll and related costs increased, 0.3%, to 34.2% in the three quarters ended May 8, 2013, compared to 33.9% in the three quarters ended May 9, 2012, primarily due to the acquisition of Cheeseburger in Paradise-branded stores and the typically higher initial labor costs associated with new restaurant openings offset by improvements in labor costs at existing restaurants. Excluding the impact of Cheeseburger in Paradise, payroll and related costs were 33.9% in the three quarters ended May 8, 2013 and in the three quarters ended May 9, 2012

Other Operating Expenses

Other operating expenses primarily include restaurant-related expenses for utilities, repairs and maintenance, advertising, insurance, services, supplies and occupancy costs. Other operating expenses increased by approximately $4.2 million, or 23.9%, in the quarter ended May 8, 2013 compared to the quarter ended May 9, 2012, primarily due to a $3.4 million increase from the addition of 23 Cheeseburger in Paradise-branded stores. Other operating expenses at our Luby’s Cafeteria and Fuddruckers brand restaurants increased $0.8 million due to (1) an approximate $0.2 million increase in utilities; (2) an approximate $0.3 million increase in restaurant supply and services expense; (3) a $0.2 million increase in repairs and maintenance, including the impact of repair costs to restore one Fuddruckers unit that suffered a casualty loss in the quarter; (4) a $0.3 million increase in marketing and advertising due to increased billboard advertising, direct mail programs, and enhance point-of-purchase advertising; offset by (5) a $0.2 million reduction in insurance and occupancy costs, benefitting in part from a decrease in our estimated general liability cost. Utilities and restaurant supplies and services increased in part due to the addition of eight Fuddruckers and one cafeteria that opened over the prior one year ended May 8, 2013. As a percentage of restaurant sales, other operating expenses increased 1.2%, to 23.5%, in the quarter ended May 8, 2013 compared to 22.3% in the quarter ended May 9, 2012, due to (1) the cost increases, partially offset by the costs decreases, enumerated above; and (2) the typically higher initial operating costs associated with new restaurant openings. Excluding the impact of Cheeseburger in Paradise, other operating expenses costs as a percentage of sales were 22.6%, in the quarter ended May 8, 2013.

Other operating expenses increased by approximately $7.9 million, or 15.5%, in the three quarters ended May 8, 2013 compared to the three quarters ended May 9, 2012, primarily due to a $5.8 million increase from the addition of 23 Cheeseburger in Paradise-branded stores. Other operating expenses at our Luby’s Cafeteria and Fuddruckers branded restaurants increased $2.1 million including; (1) an approximate $0.6 million increase in utilities; (2) an approximate $0.7 million increase in restaurant services, including higher credit card interchange fees, higher beverage dispensing costs, and higher software licensing costs (3) an approximate $0.4 million increase in restaurant supplies; (4) an approximate $0.6 million increase in marketing expenses; partially offset by (5) an approximate $0.2 million reduction in repairs and maintenance expenses. As a percentage of restaurant sales, other operating expenses increased 1.1%, to 23.8%, in the three quarters ended May 8, 2013 compared to 22.7% in the three quarter ended May 9, 2012, due to (1) the cost increases, partially offset by the reduction in repairs and maintenance expense listed above; and (2) the typically higher initial operating costs associated with new restaurant openings. Excluding the impact of Cheeseburger in Paradise, other operating expenses costs as a percentage of sales were 23.3% in the quarter ended May 8, 2013

Franchise Operations

We only offer franchises for the Fuddruckers brand. Franchises are sold in markets where expansion is deemed advantageous to the development of the Fuddruckers concept and system of restaurants. Franchise revenue includes (1) royalties paid to us as the franchisor for the Fuddruckers brand; (2) franchise fees paid to us when franchise units are opened for business or transferred to new owners. Franchise revenue decreased $63 thousand in the quarter ended May 8, 2013 compared to the quarter ended May 9, 2012. The $63 thousand decrease in franchise revenue includes a $13 thousand decrease in franchise royalties and a $50 thousand decrease in non-royalty related fee income.

Franchise revenue decreased $136 thousand for the three quarters ended May 8, 2013 compared to the three quarters ended May 9, 2012. The $136 thousand decrease in franchise revenue includes a $11 thousand decrease in franchise royalties and a $125 thousand decrease in non-royalty related fee income. At the quarter ended May 9, 2012, there were 124 Fuddruckers franchise units in the system. Over the prior one year period ended May 8, 2013, our franchisees have opened 2 units and there were seven franchise units that closed on a permanent basis and two units that transferred to us as the franchisor to operate as company-operated units. As such, at the quarter ended May 8, 2013, there were 117 Fuddruckers franchise units in the system.

Culinary Contract Services

Culinary Contract Services is a business line servicing healthcare, higher education, and corporate dining clients. The healthcare accounts are full service and typically include in-room delivery, catering, vending, coffee service and retail dining. This business line operated 19 client locations at the quarter ended May 8, 2013 and 18 at the quarter ended May 9, 2012. In fiscal year 2012, we refined our operating model by concentrating on clients able to enter into agreements where all operating costs are reimbursed to us and we generally charge a fixed fee. These agreements typically present lower financial risk to the company.

Culinary Contract Services Revenue

Culinary Contract Services revenue decreased $0.2 million, or 5.5% in the quarter ended May 8, 2013 compared to the quarter ended May 9, 2012. The decrease in revenue was primarily due to ceasing operations at one high volume location and a change in the mix of locations where we operate.

Culinary Contract Services revenue decreased $1.5 million, or 11.2% in the three quarters ended May 8, 2013 compared to the three quarters ended May 9, 2012.The decrease in revenue was primarily due to operations ceasing at one high volume location and a change in the mix of locations where we operate.

Cost of Culinary Contract Services

Cost of Culinary Contract Services includes the food, payroll and related costs, and other direct operating expenses associated with generating culinary contract sales. Cost of Culinary Contract Services decreased approximately $0.4 million, or 10.2%, in the quarter ended May 8, 2013 compared to the quarter ended May 9, 2012, due to a decrease in culinary contract sales volume and a shift toward a greater portion of contracts where we operate for a generally fixed fee. We expanded our profit margin in this business segment to 12.8% of culinary contract services revenue in the quarter ended May 8, 2013 from 8.2% on the quarter ended May 9, 2012.

Cost of Culinary Contract Services decreased approximately $1.8 million, or 15.1%, in the three quarters ended May 8, 2013 compared to the three quarters ended May 9, 2012, due to a commensurate decrease in culinary contract sales volume and a shift toward a greater portion of contracts where we operate for a generally fixed fee. We expanded our profit margin in this business segment to 10.6% of culinary contract services revenue in the three quarters ended May 8, 2013 from 6.5% on the three quarters ended May 9, 2012. Profit margin in our culinary contract services business expanded in dollar terms and as a percent of culinary contract sales as we have executed on our refined operating model of concentrating on clients able to enter into agreements where all operating costs are reimbursed to us and we generally charge a fixed fee.

Company-wide Expenses

Opening Costs

Opening costs include labor, supplies, occupancy, and other costs necessary to support the restaurant through its opening period. Opening costs were approximately $39 thousand in the quarter ended May 8, 2013 compared to approximately $33 thousand in the quarter ended May 9, 2012. The quarter ended May 8, 2013 and the quarter ended May 9, 2012 included carrying costs of locations to be developed for future restaurant openings. The opening cost in the quarter ended May 8, 2013 also included the residual opening costs for one restaurant opened prior to the quarter ended May 8, 2013.

Opening costs were approximately $0.5 million in the three quarters ended May 8, 2013, compared to approximately $0.1 million in the three quarters ended May 9, 2012.The three quarters ended May 8, 2013 and the three quarters ended May 9, 2012, included carrying costs of locations to be developed for future restaurant openings. The three quarters ended May 8, 2013, also included the labor, supplies, and other costs necessary to support the opening of one Luby’s Cafeteria and five Fuddruckers restaurants. Three of these restaurants were previously operated by franchise owners.

Depreciation and Amortization

Depreciation and amortization expense decreased by approximately $0.1 million, or 2.2%, in the quarter ended May 8, 2013, compared to the quarter ended May 9, 2012, due to certain assets reaching the end of their depreciable lives, offset by the addition of depreciation related to Cheeseburger in Paradise assets, and new capital expenditures for new construction and remodel activity.

Depreciation and amortization expense increased by approximately $0.1 million, or 1.0% in the three quarters ended May 8, 2013, compared to the three quarters ended May 9, 2012, due to the addition of depreciation related to Cheeseburger in Paradise assets and new capital expenditures for new construction and remodel activity offset by certain assets reaching the end of their depreciable lives.

General and Administrative Expenses

General and administrative expenses include corporate salaries and benefits-related costs, including restaurant area leaders, share-based compensation, professional fees, travel and recruiting expenses and other office expenses. General and administrative expenses were $7.2 million in the quarter ended May 8, 2013 and in the quarter ended May 9, 2012. Lower salary, benefits, and incentive expenses were offset by incremental salary and benefits expense related to the operation of Cheeseburger in Paradise. As a percentage of total revenue, general and administrative expenses decreased to 7.4% in the quarter ended May 8, 2013, compared to 8.6% in the quarter ended May 9, 2012.

General and administrative expenses increased by approximately $1.5 million, or 7.2%, in the three quarters ended May 8, 2013, compared to the three quarters ended May 9, 2012. The increase was primarily due to (1) integration costs of $0.4 million related to the acquisition of Cheeseburger in Paradise; (2) an increase of $0.4 million in professional fees, corporate travel expense, and supplies, (3) a $0.4 million increase in salary benefits and incentives expenses, and (4) a non-recurring receipt of $0.3 million settlement in our favor from a class action suit related to credit card interchange fees that was recorded in the quarter ended November 23, 2011. As a percentage of total revenue, general and administrative expenses decreased to 8.4% in the three quarters ended May 8, 2013, compared to 8.5% in the three quarters ended May 9, 2012.

Provision for asset impairments, net

The asset impairment of $113 thousand in the quarter ended May 8, 2013, is related to one operating Fuddruckers restaurant at a leased location.

The asset impairment of $203 thousand in the three quarters ended May 8, 2013, is related to one operating Fuddruckers restaurant at a leased location and an operating Koo Koo Roo restaurant at a leased location.

An impairment charge of $175 thousand for the three quarters ended May 9, 2012, was related to one Culinary Contract Services location.

Net Loss (Gain) on Disposition of Property and Equipment

The loss or gain on disposition of property and equipment was a loss of approximately $0.1 million in the quarter ended May 8, 2013, and related to the retirement of assets at one location that reached the end of its lease and the normal asset retirement activity in our restaurant units. The loss or gain on disposition of property and equipment was a loss of approximately $0.1 million in the quarter ended May 9, 2012, and related to the retirement of assets at one location that reached the end of its lease and the normal asset retirement activity in our restaurant units

The net gain on dispositions of property and equipment for the three quarters ended May 8, 2013 of approximately $1.4 million related primarily to proceeds from the eminent domain disposition part of a parking lot at a Luby’s Cafeteria location and the gain on disposal at a Koo Koo Roo leased location, offset by normal asset retirement activity.The loss of approximately $0.2 million in the three quarters ended May 8, 2013 related primarily to normal asset retirement activity.

Interest Income

Interest income was $2 thousand in the quarter ended May 8, 2013, compared to $3 thousand in the quarter ended May 9, 2012.

Interest income was $6 thousand in the three quarters ended May 8, 2013 and $6 thousand in the three quarters ended May 9, 2012.

Interest Expense

Interest expense in the quarter ended May 8, 2013 was $0.2 million in the quarter and $0.2 million in the quarter ended May 9, 2012 due to similar debt balances and interest rates.

Interest expense in the three quarters ended May 8, 2013 decreased approximately $0.1 million compared to the three quarters ended May 9, 2012, due to lower average debt balances.

Other Income, Net

Other income, net consisted primarily of the following components: net rental property income and expenses relating to property for which we are the landlord; prepaid sales tax discounts earned through our participation in state tax prepayment programs; and oil and gas royalty income. Other income, net in the quarter ended May 8, 2013 decreased approximately $22 thousand compared to the quarter ended May 9, 2012 related to lower net rental property income.

Other income, net in the three quarters ended May 8, 2013 increased approximately $121 thousand compared to the quarter ended May 9, 2012. The increase was primarily due to higher net rental income on properties that we lease to third parties.

Taxes

For the quarter ended May 8, 2013, the income taxes related to continuing operations resulted in a tax provision of $1.5 million compared to a tax provision of $1.5 million for the quarter ended May 9, 2012.

For the three quarters ended May 8, 2013, the income taxes related to continuing operations resulted in a tax provision of $2.1 million compared to a tax provision of $2.5 million for the three quarters ended May 9, 2012.

Discontinued Operations

The loss from discontinued operations was $0.1 million in the quarter ended May 8, 2013 compared to a loss of $0.1 million in the quarter ended May 9, 2012.The loss from discontinued operations of $0.1 million in the quarter ended May 8, 2013 included $0.2 million in carrying costs associated with assets related to discontinued operations offset by an income tax benefit of $0.1 million. The loss of $0.1 million from discontinued operations in the quarter ended May 9, 2012 included $0.2 million in carrying costs associated with assets related to discontinued operations offset by an income tax benefit of $0.1 million.

The loss from discontinued operations was $0.6 million in the three quarters ended May 8, 2013 compared to a loss of $0.7 million in the three quarters ended May 9, 2012. The loss of $0.6 million for the three quarters ended May 8, 2013 included (1) $0.4 million loss in carrying costs associated with assets that are classified as discontinued operations assets; (2) a $0.5 million impairment charge for assets that are classified as discontinued operations assets; (3)  offset by $0.3 million income tax benefit. The loss of $0.7 million in the three quarters ended May 9, 2012 included (1) $0.6 million in carrying costs associated with assets that are classified as discontinued operations assets; (2) a $0.5 million impairment charge for assets that are classified as discontinued operations assets; (3) a net loss of $0.5 million on disposition of assets that we classified as discontinues assets; and (4) $0.9 million income tax benefit related to discontinued operations.

LIQUIDITY AND CAPITAL RESOURCES

Cash and Cash Equivalents

General. Our primary sources of short-term and long-term liquidity are cash flows from operations and our revolving credit facility. During the three quarters ended May 8, 2013, cash provided by operating activities was $16.7 million and by financing activities was $6.7 million offset by cash used in investing activities of $23.1 million. Cash and cash equivalents increased $0.4 million in the first three quarters of fiscal year 2013 compared to $0.1 increase in the first three quarters of fiscal year 2012. We plan to continue the level of capital and repair and maintenance expenditures necessary to keep our restaurants attractive and operating efficiently.

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

The following table summarizes our cash flows from operating, investing and financing activities:

	Three Quarters ended
	May 8, 2013	May 9, 2012
	(36 weeks)	(36 weeks)
	(In thousands)
Total cash provided by (used in):
Operating activities	$16,715	$20,714
Investing activities	(23,066)	(13,657)
Financing activities	6,749	(7,001)
Net increase in cash and cash equivalents	$398	$56

Operating Activities. Cash flow from operating activities was $16.7 million in the first three quarters of fiscal year 2013, a $4.0 million decrease from the first three quarters of fiscal year 2012. The $4.0 million decrease in cash is due to a $2.6 million decrease in cash from operations before changes in operating assets and liabilities plus a $1.4 million decrease in cash generated by changes in operating assets and liabilities for the three quarters ended May 8, 2013 and May 9, 2012.

Cash generated by operating activities before changes in operating assets and liabilities was $16.9 million in the first three quarters of fiscal year 2013, a $2.6 million decrease compared to the first three quarters of fiscal year 2012. The $2.6 million decrease in cash provided by operating activities before changes in operating assets and liabilities was due to less cash generated by segment level profit of $1.4 million for company-owned restaurants and $0.1 million for franchising and $0.4 million increase in cash used for opening costs and $1.1 million increase in cash used in general and administrative activities for legal and professional, payroll and related costs and director fees offset by a $0.4 million increase in cash provided by culinary contract services.

Changes in operating assets and liabilities was a $0.2 million use of cash in the first three quarters of fiscal year 2013 and a $1.2 million source of cash in the first three quarters of fiscal year 2012. The $1.4 million decrease in the source of cash was due to differences in the change in asset and liability balances during the three quarters ended May 8, 2013 and May 9, 2012. Increases in current asset accounts are a source of cash while decreases in current asset accounts are a use of cash. During the three quarters ended May 8, 2013, the change in trade accounts and other receivables was a $0.8 million source of cash which was $0.3 million less than the three quarters ended May 9, 2012. The change in inventory during the three quarters ended May 8, 2013 was a $0.8 million use of cash which was a $0.1 million decrease from the three quarters ended May 9, 2012. The change in prepaid expenses and other assets was a $0.7 million source of cash during the three quarters ended May 8, 2013, which was $0.7 million more than the three quarters ended May 9, 2012.

Increase in current liability accounts are a source of cash, while decreases in current liability accounts are a use of cash. During the three quarters ended May 8, 2013, changes in the balances of accounts payable, accrued expenses and other liabilities was a $1.0 million use of cash, compared to a source of cash of $1.0 million during the three quarters ended May 9, 2012.

Investing Activities. We generally reinvest available cash flows from operations to develop new restaurants, enhance existing restaurants and to support culinary contract services. Cash used by investing activities was $23.1 million in the three quarters ended May 8, 2013 and $13.7 million in the three quarters ended May 9, 2012. Capital expenditures were $17.1 million in the three quarters ended May 8, 2013, a $1.0 million increase compared to the three quarters ended May 9, 2012. Proceeds from the disposal of assets was $4.2 million in the first three quarters of fiscal year 2013 and $2.6 million in the first three quarters of fiscal year 2012. Cash used for acquisitions was $10.3 million in the three quarters ended May 8, 2013 and zero in the three quarters ended May 9, 2012.

Financing Activities. Cash provided by financing activities was $6.7 million in the three quarters ended May 8, 2013 compared to a $7.0 million use of cash during the three quarters ended May 9, 2012. Cash flows from financing activities is primarily the result of borrows and repayments related to the credit facility. During the three quarters ended May 8, 2013, borrowings exceeded repayments by $6.5 million and proceeds from stock options exercised were $0.2 million. During the three quarters ended May 9, 2012, repayments of the credit facility exceeded borrowings by $7.0 million.

Status of Long-Term Investments and Liquidity

At May 8, 2013, we did not hold any long-term investments.

Status of Trade Accounts and Other Receivables, Net

We monitor the aging of our receivables, including Fuddruckers franchising related receivables, and record provisions for uncollectable accounts, as appropriate. Credit terms of accounts receivable associated with our CCS business vary from 30 to 45 days based on contract terms.

Working Capital

Current assets increased $0.9 million in the first three quarters of fiscal year 2013 compared to a decrease of $0.4 million in the first three quarters of fiscal year 2012. In the first three quarters of fiscal year 2013, cash increased $0.4 million and food and supply inventory increased $1.3 million; partially offset by decreases in trade accounts and other receivables of $0.7 million and prepaid expenses of $0.1 million. In the first three quarters of fiscal year 2012, food inventories increased $0.9 million while prepaid expenses decreased $0.2 million and trade accounts and other receivable decreased $1.1 million.

Current liabilities increased $1.9 million in the first three quarters of fiscal year 2013 compared to no decrease in the first three quarters of fiscal year 2012. In the first three quarters of fiscal year 2013, accounts payables increased $1.6 million and accrued expenses and other liabilities increased $0.3 million. In the first three quarters of fiscal year 2012 accounts payables increased $0.2 million and accrued expenses and other liabilities decreased $0.1 million.

Capital Expenditures

Capital expenditures consist of purchases of real estate for future restaurant sites, culinary contract services investments, new unit construction, purchases of new and replacement restaurant furniture and equipment, and ongoing remodeling programs. Capital expenditures for the first three quarters of fiscal year 2013 were approximately $17.1 million and related to recurring maintenance of our existing units, improvement of our culinary contract services business and the development of future restaurant sites. We expect to be able to fund all capital expenditures in fiscal year 2013 using proceeds from the sale of assets, cash flows from operations and our available credit. We expect to spend approximately $25.0 million to $30.0 million on capital expenditures in fiscal year 2013.

DEBT

Revolving Credit Facility

In November 2009, we entered into a revolving credit facility with Wells Fargo Bank, National Association, as Administrative Agent, and Amegy Bank, National Association, as Syndication Agent. The following description summarizes the material terms of the revolving credit facility, as subsequently amended as of January 31, 2010, July 26, 2010, September 30, 2010, October 31, 2010, August 25, 2011, October 20, 2011 and February 14, 2013 (the revolving credit facility, together with all amendments thereto, is referred to as the “2009 Credit Facility”). The 2009 Credit Facility is governed by the Credit Agreement dated as of November 9, 2009 (as amended to date, the “Credit Agreement”) among us, the lenders from time to time party thereto, Wells Fargo Bank, National Association, as Administrative Agent, and Amegy Bank, National Association, as Syndication Agent. The maturity date of the 2009 Credit Facility is September 1, 2014. We expect to enter into an extension of the 2009 Credit Agreement prior to the end of our fiscal year which will extend its maturity among other items.

The aggregate amount of the lenders’ commitments under the 2009 Credit Facility was $50.0 million as of May 8, 2013. The 2009 Credit Facility also provides for the issuance of letters of credit in a maximum aggregate amount of $15.0 million outstanding at any one time. At May 8, 2013, $29.5 million was available under the 2009 Credit Facility.

The 2009 Credit Facility is guaranteed by all of our present or future subsidiaries. In addition, in connection with the expansion of the 2009 Credit Facility that accompanied our acquisition of substantially all of the assets of Fuddruckers in July 2010, Christopher J. Pappas, our President and Chief Executive Officer, and Harris J.Pappas, a member of our Board of Directors, guaranteed the payment of up to $13.0 million of our indebtedness under the 2009 Credit Facility. The maximum amount of this guaranty was reduced to $9.5 million on February 28, 2011, further reduced to $6.0 million on May 31, 2011 and reduced to zero as of August 25, 2011.

At any time throughout the term of the 2009 Credit Facility, we have the option to elect one of two bases of interest rates. One interest rate option is the greater of (a) the Federal Funds Effective Rate plus 0.50%, or (b) prime, plus, in either case, an applicable spread that ranges from 1.00% to 2.00% per annum. The other interest rate option is the London InterBank Offered Rate plus a spread that ranges from 2.75% to 3.75% per annum. The applicable spread under each option is dependent upon the ratio of our debt to EBITDA at the most recent determination date. We are obligated to pay to the Administrative Agent for the account of each lender a quarterly commitment fee based on the average daily unused amount of the commitment of such lender, ranging from 0.30% to 0.40%per annum depending on our Total Leverage Ratio (as defined in the Credit Agreement) at the most recent determination date.

The proceeds of the 2009 Credit Facility are available for our general corporate purposes and general working capital purposes.

Borrowings under the 2009 Credit Facility are subject to mandatory repayment with the proceeds of sales of certain of our real property, subject to certain exceptions.

The 2009 Credit Facility is secured by a perfected first priority lien on certain of our real property and all of the material personal property owned by us or any of our subsidiaries, other than certain excluded assets (as defined in the Credit Agreement). At May 8, 2013, the carrying value of the collateral securing the 2009 Credit Facility was $86.7 million.

The Credit Agreement contains the following covenants, among others:

•

maintenance of a ratio of (a)EBITDA for the four fiscal quarters ending on the last day of any fiscal quarter to (b)the sum of (x)interest expense (as defined in the Credit Agreement) for such four fiscal-quarter-period plus (y)the outstanding principal balance of the loans as of the last day of such fiscal quarter divided by seven (the “Debt Service Coverage Ratio), of not less than (1) 2.00 to 1.00, beginning with the end of the fourth quarter of fiscal 2011 and ending with the first quarter of fiscal 2012, (2) 2.25 to 1.00 beginning with the end of the second quarter of fiscal 2012 and ending with the first quarter of fiscal 2013, and (3)2.50 to 1.00 beginning with the end of second quarter of fiscal 2013 and thereafter,

•

maintenance of minimum Tangible Net Worth (as defined in the Credit Amendment) of not less than (1) $126.7 million as of the last day of the third fiscal quarter of fiscal 2011 and (2) increasing incrementally thereafter, as of the last day of each subsequent fiscal quarter, by an amount equal to 60% of our consolidated net income (if positive) for the fiscal quarter ending on such date,

•

maintenance of minimum net profit of $1.00 (1) for at least one of the first three fiscal quarters of our 2012 fiscal year, (2) for at least one of any two consecutive fiscal quarters beginning with the fourth fiscal quarter of our 2012 fiscal year, and (3) for any period of four consecutive fiscal quarters beginning with the four consecutive fiscal quarters ending with the fourth quarter of our 2011 fiscal year,

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

We were in compliance with the covenants contained in the Credit Agreement as of May 8, 2013.

The Credit Agreement also includes customary events of default. If a default occurs and is continuing, the lenders’ commitments under the Credit Facility may be immediately terminated and/or we may be required to repay all amounts outstanding under the Credit Facility.

As of May 8, 2013, we had $19.5 million in outstanding loans and $1.0 million committed under letters of credit, which were issued as security for the payment of insurance obligations.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The Consolidated Financial Statements included in Item1 of Part 1 of this report were prepared in conformity with U.S. generally accepted accounting principles. Preparation of the financial statements requires us to make judgments, estimates and assumptions that affect the amounts of assets and liabilities in the financial statements and revenues and expenses during the reporting periods. Due to the significant, subjective and complex judgments and estimates used when preparing our consolidated financial statements, management regularly reviews these assumptions and estimates with the Finance and Audit Committee of our Board of Directors. Management believes the following are critical accounting policies used in the preparation of these financial statements.

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

The measurement for such an impairment loss is then based on the fair value of the asset as determined by discounted cash flows. We operated 182 restaurants as of May 8, 2013 and periodically experience unanticipated changes in our assumptions and estimates. Those changes could have a significant impact on discounted cash flow models with a corresponding significant impact on the measurement of an impairment.

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

•	expected sources of funds for working capital requirements,

•	plans for our new prototype restaurants,

•	plans for expansion of our business,

•	scheduled openings of new units,

•	closing existing units,

•	effectiveness of management’s Cash Flow Improvement and Capital Redeployment Plan,

•	future sales of assets and the gains or losses that may be recognized as a result of any such sales, and

•	continued compliance with the terms of our 2009 Credit Facility (as amended).

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risk from changes in interest rates affecting our variable-rate debt. As of May 8, 2013, the total amount of debt subject to interest rate fluctuations outstanding under our 2009 Credit Facility was $19.5 million. Assuming an average debt balance of $19.5 million, a 1.0% increase in prevailing interest rates would increase our annual interest expense by $0.2 million.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of May 8, 2013. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of May 8, 2013, our disclosure controls and procedures were effective in providing reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended May 8, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II—OTHER INFORMATION

Item 1. Legal Proceedings

There have been no material changes to our legal proceedings as disclosed in “Legal Proceedings” in Item 3 of Part I of our Annual Report on Form 10-K for the fiscal year ended August 29, 2012.

Item 1A. Risk Factors

There have been no material changes during the quarter ended May 8, 2013 to the Risk Factors discussed in Item1A of Part I of our Annual Report on Form 10-K for the fiscal year ended August 29, 2012 and in Item 1A of Part II of our Quarterly Report on Form 10-Q for the quarterly period ended February 13, 2013.

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

LUBY’S, INC. (Registrant)

Date: June 17, 2013	By:	/s/ Christopher J. Pappas
Christopher J. Pappas
President and Chief Executive Officer
(Principal Executive Officer)

Date: June 17, 2013	By:	/s/ K. Scott Gray
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