Form 10-K
period 2013-08-28
LUBYS INC
filed 2013-11-12
CIK 16099

 UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended August 28, 2013

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the shares of common stock of the registrant held by nonaffiliates of the registrant as of February 13, 2013, was approximately $152,309,024 (based upon the assumption that directors and executive officers are the only affiliates).

As of November 4, 2013, there were 28,314,984 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the following document are incorporated by reference into the designated parts of this Form 10-K:

Definitive Proxy Statement relating to 2014 annual meeting of shareholders (in Part III)

Luby’s, Inc.

Form 10-K

Year ended August 28, 2013

Additional Information

We file reports with the Securities and Exchange Commission (“SEC”), including annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K. The public may read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. We are an electronic filer, and the SEC maintains an Internet site at http://www.sec.gov that contains the reports, proxy and information statements, and other information that we file electronically. Our website address is www.lubysinc.com. Please note that our website address is provided as an inactive textual reference only. We make available free of charge through our website the annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports as soon as reasonably practicable after such material is electronically filed with or furnished to the SEC. The information provided on our website is not part of this report, and is therefore not incorporated by reference unless such information is specifically referenced elsewhere in this report.

Compliance with New York Stock Exchange Requirements

We submitted to the New York Stock Exchange (“NYSE”) the CEO certification required by Section 303A.12(a) of the NYSE’s Listed Company Manual with respect to our fiscal year ended August 29, 2012. We expect to submit the CEO certification with respect to our fiscal year ended August 28, 2013 to the NYSE within 30 days after our annual meeting of shareholders. We are filing as an exhibit to this Form 10-K the certifications required by Section 302 of the Sarbanes-Oxley Act of 2002.

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains statements that are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements contained in this Form 10-K, other than statements of historical facts, are “forward-looking statements” for purposes of these provisions, including any statements regarding:

●	future operating results;

●	future capital expenditures, including expected reductions in capital expenditures;

●	future debt, including liquidity and the sources and availability of funds related to debt;

●	plans for our new prototype restaurants;

●	plans for expansion of our business;

●	scheduled openings of new units;

●	closing existing units;

●	effectiveness of management’s Cash Flow Improvement and Capital Redeployment Plan;

●	future sales of assets and the gains or losses that may be recognized as a result of any such sales; and

●	continued compliance with the terms of our 2013 Credit Facility.

In some cases, investors can identify these statements by forward-looking words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “outlook,” “may” “should,” “will,” and “would” or similar words. Forward-looking statements are based on certain assumptions and analyses made by management in light of their experience and perception of historical trends, current conditions, expected future developments and other factors we believe are relevant. Although management believes that our assumptions are reasonable based on information currently available, those assumptions are subject to significant risks and uncertainties, many of which are outside of our control. The following factors, as well as the factors set forth in Item 1A of this Form 10-K and any other cautionary language in this Form 10-K, provide examples of risks, uncertainties, and events that may cause our financial and operational results to differ materially from the expectations described in our forward-looking statements:

●	general business and economic conditions;

●	the impact of competition;

●	our operating initiatives, changes in promotional, couponing and advertising strategies and the success of management’s business plans;

●	fluctuations in the costs of commodities, including beef, poultry, seafood, dairy, cheese, oils and produce;

●	ability to raise menu prices and customers acceptance of changes in menu items;

●	increases in utility costs, including the costs of natural gas and other energy supplies;

●	changes in the availability and cost of labor, including the ability to attract qualified managers and team members;

●	the seasonality of the business;

●	collectability of accounts receivable;

●	changes in governmental regulations, including changes in minimum wages and health care benefit regulation;

●	the effects of inflation and changes in our customers’ disposable income, spending trends and habits;

●	the ability to realize property values;

●	the availability and cost of credit;

●	weather conditions in the regions in which our restaurants operate;

●	costs relating to legal proceedings;

●	impact of adoption of new accounting standards;

●	effects of actual or threatened future terrorist attacks in the United States;

●	unfavorable publicity relating to operations, including publicity concerning food quality, illness or other health concerns or labor relations; and

●	the continued service of key management personnel.

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

PART I

Item 1. Business

Overview

Luby’s, Inc. (formerly, Luby’s Cafeterias, Inc.) was founded in 1947 in San Antonio, Texas. The Company was originally incorporated in Texas in 1959, with nine cafeterias in various locations, under the name Cafeterias, Inc. It became a publicly held corporation in 1973, then changed its name in 1981 to Luby’s Cafeterias, Inc. and became listed on the New York Stock Exchange in 1982. Luby’s, Inc. was reincorporated in Delaware on December 31, 1991 and was restructured into a holding company on February 1, 1997, at which time all of the operating assets were transferred to Luby’s Restaurants Limited Partnership, a Texas limited partnership composed of two wholly owned, indirect subsidiaries. On July 9, 2010, Luby’s Restaurants Limited Partnership was converted into Luby’s Fuddruckers Restaurants, LLC, a Texas limited liability company (“LFR”). All restaurant operations are conducted by LFR. In this Form 10-K, unless otherwise specified, “Luby’s,” “we,” “our,” “us” and “Company” refer to Luby’s, Inc., LFR and the consolidated subsidiaries of Luby’s, Inc. References to “Luby’s Cafeteria” refer specifically to the Luby’s Cafeteria brand restaurant.

On July 26, 2010, we, through our subsidiary, LFR, completed the acquisition of substantially all of the assets of Fuddruckers, Inc., Magic Brands, LLC and certain of their affiliates (collectively, “Fuddruckers”) for approximately $63.1 million in cash. LFR also assumed certain of Fuddruckers’ obligations, real estate leases and contracts. Upon the completion of the acquisition, LFR became the owner and operator of 56 Fuddruckers locations and three Koo Koo Roo Chicken Bistro (“Koo Koo Roo”) locations with franchisees operating an additional 130 Fuddruckers locations.

On December 6, 2012, we completed the acquisition of all of the Membership Units of Paradise Restaurant Group, LLC and certain of their affiliates, collectively known as Cheeseburger in Paradise, for approximately $10.3 million in cash plus customary working capital adjustments. We assumed certain of Cheeseburger in Paradise obligations, real estate leases and contracts and became the owners of 23 full service Cheeseburger in Paradise restaurants located in 14 states.

Luby’s, Inc. is a multi-branded company operating in the restaurant industry and the contract food services industry. Our primary brands include Luby’s Cafeteria, Luby’s Culinary Contract Services, Cheeseburger in Paradise and Fuddruckers. Also included in our brands are Bob Luby’s Seafood, Luby’s, Etc. and Koo Koo Roo Chicken Bistro.

During fiscal year 2013, we spent approximately 1.1% of restaurant sales on marketing which included radio and television advertising, bill boards, direct mailings, movie theater advertising and social media.

As of November 4, 2013, we operated 179 restaurants located throughout the United States, as set forth in the table below. These establishments are located in close proximity to retail centers, business developments and residential areas. Of the 179 restaurants, 86 are located on property that we own and 93 are located on leased premises. Two restaurants are located on the same property.

Total
Texas:
Houston Metro	50
San Antonio Metro	18
Rio Grande Valley	13
Dallas/Fort Worth Metro	12
Austin	8
Other Texas Markets	17
California	10
Illinois	6
Arizona	5
Maryland	5
Virginia	5
Indiana	4
Georgia	3
Oklahoma	3
Other States	20
Total	179

As of November 4, 2013, we operated culinary contract services at 21 locations; 17 in the Houston, Texas area, three in Louisiana and one in Austin, Texas. Luby’s Culinary Contract Services provides food service management to healthcare, educational and corporate dining facilities.

As of November 4, 2013, we had 49 franchisees operating 115 Fuddruckers restaurants in locations as set forth in the table below. One franchise owner owns 12 restaurants. Two franchise owners each own nine restaurants. Sixteen franchise owners each own two to eight restaurants. The thirty remaining franchise owners each own one restaurant.

Fuddruckers Franchises
Texas:
Houston Metro	1
Dallas/Fort Worth Metro	10
Other Texas Markets	16
California	8
Florida	6
Georgia	3
Idaho	2
Louisiana	3
Maryland	2
Massachusetts	5
Michigan	5
Missouri	3
Montana	6
Nebraska	2
Nevada	2
New Jersey	4
New Mexico	3
North Carolina	2
Oregon	1
Pennsylvania	4
South Carolina	7
South Dakota	2
Tennessee	3
Virginia	3
Wisconsin	2
Other States	3
Canada	1
Mexico	1
Puerto Rico	5
Total	115

For additional information regarding our restaurant locations, please read “Properties” in Item 2 of Part I of this report.

We are headquartered in Houston, Texas, our largest restaurant market. Our corporate headquarters is located at 13111 Northwest Freeway, Suite 600, Houston, Texas 77040, and our telephone number at that address is (713) 329-6800. Our website is www.lubysinc.com.

The information on our website is not, and shall not be deemed to be, a part of this annual report on Form 10-K or incorporated into any of our other filings with the SEC.

Luby’s Cafeteria Operations

Luby’s Cafeteria provides its customers with made-from-scratch quality food, value pricing, service and hospitality. Our cafeteria-style restaurants feature a unique concept format in today’s family and casual dining segment of restaurant companies. The cafeteria food delivery system allows customers to select freshly prepared items from the serving line including entrées, vegetables, salads, desserts, breads and beverages before transporting their selected items on serving trays to a table or booth of their choice in the dining area. Each restaurant offers 15 to 20 entrées, 12 to 14 vegetable dishes, 8 to 10 salads, and 10 to 12 varieties of desserts daily. Food is prepared in small quantities throughout serving hours, and frequent quality checks are conducted.

Luby’s Cafeteria’s product offerings are home-style classic made-from-scratch favorites priced to appeal to a broad range of customers, including those customers that focus on fast wholesome choices, quality, variety and affordability. We have had particular success among families with children, shoppers, travelers, seniors, and business people looking for a quick, freshly prepared meal at a fair price. Our restaurants are generally open for lunch and dinner seven days a week and breakfast on the weekend at a majority of our cafeterias. All of our restaurants sell food-to-go orders, which accounted for 13.0% of restaurant sales in fiscal year 2013.

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

The number of Luby’s Cafeterias was 93 at fiscal year end 2013.

New Luby’s Restaurants

In August 2007, we introduced our new cafeteria design, with the opening of our first new store in over seven years, located in Cypress, Texas, a suburb north of Houston. This prototype capitalizes on our core fundamentals of serving great made-from-scratch quality food and a convenient delivery system. In fiscal year 2008, we opened three new units employing this prototype design. Although we opened no new prototype units in fiscal years 2009, 2010 or 2011, in fiscal year 2012, we relocated one location into a new restaurant building directly across from its current location as a result of the landlord’s renovation plans. In fiscal year 2013, we opened a new Luby’s cafeteria and a new Fuddruckers on the same property with a common wall but separate kitchens and dining areas. Also in fiscal year 2013, we relocated one cafeteria from its location in a shopping mall to a new stand alone building outside the mall. We anticipate using and further modifying both of these prototype designs as we execute our strategy to build new restaurants in markets where we believe we can achieve superior restaurant cash flows.

Fuddruckers

Fuddruckers was founded upon the idea that guests deserve and crave a better burger experience. Fatigued by fast food quality, guests gravitate to Fuddruckers’ better burger concept.

To prove its commitment to serving not just better burgers, but the “World’s Greatest Hamburgers”, Fuddruckers designed an open kitchen where guests could see burgers freshly prepared from scratch all day. Central to the brand was the notion that nobody builds a better burger than you—so Fuddruckers pioneered the Build Your Own® burger concept.

Fuddruckers serves fresh, never frozen,100% USDA All-American premium-cut beef. Vegetarian-fed through a combination of open grass grazing and grain, Fuddruckers beef is bred for taste on ranches only in the U.S.A. No fillers or artificial ingredients are ever added to Fuddruckers beef—and only the freshest cuts of beef with optimal marbling make the cut at Fuddruckers. Fuddruckers sesame-topped buns are baked from scratch all day in each restaurant’s bakery.

Guests take it from there at Fuddruckers Build Your Own® market fresh produce bar where they pile it high with their choice of fresh veggies and signature Fuddruckers condiments.

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

Fuddruckers restaurants continue to feature casual, welcoming dining areas where Americana themed décor hangs on the walls.

Fuddruckers emphasizes simplicity in its operations. Restaurants generally have a total staff of one general manager, two or three assistant managers and 25 to 45 other associates, including full-time and part-time associates working in overlapping shifts. Since Fuddruckers generally utilizes a self-service concept, similar to quick casual, it typically does not employ waiters or waitresses.

Fuddruckers restaurant operations are currently divided into three geographic regions, each supervised by an area vice president. The three regions are divided into a total of eight areas, each supervised by an area leader. On average, each area leader supervises 7-8 restaurants.

We opened five Fuddruckers restaurants in fiscal year 2013 resulting in a fiscal 2013 year end count of 62 Fuddruckers restaurants and two Koo Koo Roo restaurants. In fiscal year 2013, we opened a new Fuddruckers and a new Luby’s cafeteria on the same property with a common wall but separate kitchens and dining areas.

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

The number of franchised restaurants was 116 at fiscal year end 2013 and 125 at fiscal year end 2012.

For additional information regarding our business segments, please read Notes 1 and 2 to the consolidated financial statements included in Part II, Item 8 of this Form 10-K.

Cheeseburger in Paradise

Cheeseburger in Paradise is known for its inviting beach-party atmosphere, its big, juicy burgers, salads, coastal fare and other tasty and unique items. Cheeseburger in Paradise is a full-service island-themed restaurant and bar developed ten years ago in collaboration with legendary entertainer Jimmy Buffet based on one of his most popular songs. The restaurants also feature a unique tropical-themed island bar with many televisions and tasty “boat drinks.”

Cheeseburger in Paradise nicely complements our core family-friendly brands, Luby’s Cafeterias and Fuddruckers, with a casual dining restaurant and bar offering. Several of our 23 Cheeseburger in Paradise locations are located in high traffic areas, many near successful malls and tourists attractions. With the addition of Cheeseburger in Paradise, we further enhanced our competiveness and increased the Company’s opportunities for revenue growth in the future.

With our corporate support and resources, we hope to further enhance store-level operations as well as unit economics, and we plan to benefit from synergies among our group of brands.

Intellectual Property

Luby’s, Inc. owns or is licensed to use valuable intellectual property including trademarks, service marks, patents, copyrights, trade secrets and other proprietary information, including the Luby’s and Fuddruckers logos, trade names and trademarks, which are of material importance to our business. Depending on the jurisdiction, trademarks and service marks generally are valid as long as they are used and/or registered. Patents, copyrights and licenses are of varying durations. The success of our business depends on the continued ability to use existing trademarks, service marks and other components of our brands in order to increase brand awareness and further develop branded products. We take steps to protect our intellectual property.

Culinary Contract Services

Our culinary contract services operation (“CCS”), branded as Luby’s Culinary Contract Services, consists of a business line servicing healthcare, higher education and corporate dining clients. The healthcare accounts are full service and typically include in-room delivery, catering, vending, coffee service and retail dining. As of November 4, 2013, we had contracts with nine long-term acute care hospitals, one acute care medical center, one ambulatory surgical center, one behavioral hospital, two business and industry clients,  three higher education institutions, one Children’s Hospital, two Medical office building and one freestanding coffee venue located inside an office building. We have the unique ability to deliver quality services that include facility design and procurement as well as nutrition and branded food services to our clients. We anticipate allocating capital expenditures as needed to further develop our CCS business in fiscal year 2014.

Employees

As of November 4, 2013, we had an active workforce of 9,100 employees consisting of restaurant management employees, non-management restaurants employees, CCS management employees, CCS non-management employees, and office and facility service employees. Employee relations are considered to be good. We have never had a strike or work stoppage, and we are not subject to collective bargaining agreements.

Item 1A. Risk Factors

An investment in our common stock involves a high degree of risk. Investors should consider carefully the risks and uncertainties described below, and all other information included in this Form 10-K, before deciding whether to invest in our common stock. Additional risks and uncertainties not currently known to us or that we currently deem immaterial may also become important factors that may harm our business, financial condition or results of operations. The occurrence of any of the following risks could harm our business, financial condition and results of operations. The trading price of our common stock could decline due to any of these risks and uncertainties, and investors may lose part or all of their investment.

General economic factors may adversely affect our results of operations.

The protracted economic slowdown experienced in the United States beginning in fiscal year 2008 has continued through fiscal year 2013. Disposable consumer income and consumer confidence continues to be adversely affected. As a result of the deteriorating business and economic conditions affecting our customers, we have experienced reduced customer traffic and have lowered our menu prices, which has lowered our profit margins and adversely affected our results of operations. Due to economic conditions, in October 2009 we adopted a Cash Flow Improvement and Capital Redeployment Plan which included closing 24 underperforming stores in the first quarter of fiscal year 2010. Continued difficulties in the U.S. economy could require us to close additional restaurants in the future. A further slowdown in the economy or other economic conditions affecting disposable consumer income, such as unemployment levels, inflation, fuel and other energy costs, and interest rates, may adversely affect our business by reducing overall consumer spending or by causing customers to shift their spending to our competitors, which could result in a further reduction in customer traffic and lowered menu prices and/or limited time offers with lower profit margins, leading to a further reduction in revenues and a reduction in our margins.

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

Our ability to service our debt obligations is primarily dependent upon our future financial performance.

As of August 28, 2013, we had shareholders’ equity of approximately $177.5 million compared to approximately:

●	$19.2 million of long-term debt;

●	$82.6 million of minimum operating lease commitments; and

●	$1.0 million of standby letters of credit.

Our ability to meet our debt service obligations depends on our ability to generate positive cash flows from operations and proceeds for assets held for sale.

If we are unable to service our debt obligations, we may have to:

●	delay spending on maintenance projects and other capital projects, including new restaurant development;

●	sell equity securities;

●	sell assets; or

●	restructure or refinance our debt.

Our debt, and the covenants contained in the instruments governing our debt, could have important consequences to you. For example, it could:

●	result in a reduction of our credit rating, which would make it more difficult for us to obtain additional financing on acceptable terms;

●	require us to dedicate a substantial portion of our cash flows from operating activities to the repayment of our debt and the interest associated with our debt;

●	limit our operating flexibility due to financial and other restrictive covenants, including restrictions on incurring additional debt and creating liens on our properties;

●	place us at a competitive disadvantage compared with our competitors that have relatively less debt;

●	expose us to interest rate risk because certain of our borrowings are at variable rates of interest; and

●	make us more vulnerable to downturns in our business.

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

Health insurance coverage is provided through fully-insured contracts with insurance carriers.  Insurance premiums are a shared cost between the company and covered employees.  The liability for covered health claims is borne by the insurance carriers per the terms of each policy contract.

Workers’ Compensation coverage is provided through “self-insurance” by Luby’s Fuddruckers Restaurants, LLC.  We record expenses under the plan based on estimates of the costs of expected claims, administrative costs, stop-loss insurance premiums and expected trends. These estimates are then adjusted each year to reflect actual costs incurred.  Actual costs under these plans are subject to variability that is dependent upon demographics and the actual costs of claims made.  In the event our cost estimates differ from actual costs, we could incur additional unplanned costs, which could adversely impact our financial condition.

In March 2010, comprehensive health care reform legislation under the Patient Protection and Affordable Care Act and Health Care Education and Affordability Reconciliation Act was passed and signed into law. Among other things, the health care reform legislation includes mandated coverage requirements, eliminates pre-existing condition exclusions and annual and lifetime maximum limits, restricts the extent to which policies can be rescinded, and imposes new and significant taxes on health insurers and health care benefits. Although requirements will be phased in over a period of time, many of the most impactful provisions are presently anticipated to begin in the second quarter of 2015.

Due to the breadth and complexity of the health care reform legislation, the lack of implementing regulations in some cases, and interpretive guidance, and the phased-in nature of the implementation, it is difficult to predict the overall impact of the health care reform legislation on our business and the businesses of our franchisees over the coming years. Possible adverse effects of the health care reform legislation include reduced revenues, increased costs, exposure to expanded liability and requirements for us to revise the ways in which we conduct business or risk of loss of business. In addition, our results of operations, financial position and cash flows could be materially adversely affected. Our franchisees face the potential of similar adverse effects, and many of them are small business owners who may have significant difficulty absorbing the increased costs.

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

As of August 28, 2013, we had outstanding long-term debt of $19.2 million. In August 2013, we amended and restated our revolving credit facility to, among other things, expand the facility size to $70.0 million and to add certain financial covenants. Our debt covenants require certain minimum levels of financial performance as well as certain financial ratios. Our failure to comply with these covenants could result in an event of default that, if not cured or waived, could result in the acceleration of our loans outstanding and affect our ability to refinance by the termination date of September 1, 2017.

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

Our ability to realize our deferred tax assets is dependent on our ability to generate taxable income in the future. If we are unable to generate enough taxable income in the future, we may be required to establish a valuation allowance which would reduce expected earnings for the periods in which they are recorded.

Labor shortages or increases in labor costs could adversely affect our business and results of operations and the pass of new restaurant openings.

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

Our franchise agreements are subject to termination by us in the event of default by the franchisee after applicable cure periods. Upon the expiration of the initial term of a franchise agreement, the franchisee generally has an option to renew the franchise agreement for an additional term. There is no assurance that franchisees will meet the criteria for renewal or will desire or be able to renew their franchise agreements. If not renewed, a franchise agreement, and payments required there under, will terminate. We may be unable to find a new franchisee to replace such lost revenues. Furthermore, while we will be entitled to terminate franchise agreements following a default that is not cured within the applicable grace period, if any, the disruption to the performance of the restaurants could materially and adversely affect our business.

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

If we do not successfully integrate Luby's and Cheeseburger in Paradise’s operations, the anticipated benefits of the purchase may not be fully realized.

On December 6, 2012, we completed the acquisition of all the Membership Units of Paradise Restaurants Group, LLC and certain of their affiliates, collectively known as Cheeseburger in Paradise. Although we believe that the integration of the Cheeseburger in Paradise restaurants into our operations will not present significant difficulties, this integration may not result in the realization of the full benefits of synergies, cost savings and operational efficiencies that we expect or the achievement of these benefits within a reasonable period of time. The diversion of the attention of management to the integration effort and any difficulties encountered in combining our operations could adversely affect our business and results of operations. In addition, we may not have discovered prior to acquiring Cheeseburger in Paradise, all known and unknown factors regarding these assets that could produce unintended and unexpected consequences for us. Undiscovered factors could result in us incurring financial liabilities, which could be material, and in us not achieving the expected benefits from the acquisition within our desired time frames, if at all.

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

The syndicate of banks may not have the ability to provide us with capital under our existing revolving credit facility. Our existing revolving credit facility matures in September 2017 and we may not be able to amend or renew the facility with terms and conditions consistent with the existing facility.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

As of November 4, 2013, we operated 179 restaurants at 178 property locations. One of the operating locations is both a Luby’s Cafeteria and a Fuddruckers restaurant with a common wall but separate kitchens and dining areas and is considered two restaurants. Two operating locations are primarily Luby’s Cafeterias, but also serve Fuddruckers hamburgers. One operating location is a Bob Luby’s Seafood Grill and one location is a Koo Koo Roo. Luby’s Cafeterias have seating capacity for 250 to 300 customers at each location while Fuddruckers locations generally seat 125 to 200 customers and Cheeseburger in Paradise locations generally seat 180 and 220.

We own the underlying land and buildings on which 70 of our Luby’s cafeteria and 16 Fuddrucker restaurants are located. Five of these restaurant properties contain excess building space or an extra building on the property which have 10 tenants unaffiliated with Luby’s, Inc. We own the underlying land and buildings in which 16 Fuddruckers restaurants are located.

In addition to the owned locations, 24 Luby’s Cafeteria restaurants, 46 Fuddruckers restaurants, 22 Cheeseburger in Paradise restaurants, and one Koo Koo Roo restaurant are held under leases. The majority of the leases are fixed-dollar rentals, which require us to pay additional amounts related to property taxes, hazard insurance and maintenance of common areas. Of the 93 restaurant leases, the current terms of 31 expire between 2013 and 2015, and 62 expire thereafter. Of the 93 restaurant leases, 76 can be extended beyond their current terms at our option.

As of November 4, 2013, we had three owned properties and two leased properties we plan to develop for future use.

As of November 4, 2013, we had one owned non-operating property with a carrying value of approximately $0.4 million in property held for sale. In addition, we had four owned and two leased properties with a carrying value of $3.8 million that are included in assets related to discontinued operations. Ground leases have a carrying value of zero.

We currently have five owned other-use properties; one is used as a bake shop that supports the baked products for operating restaurants. One location is currently leased to third party tenants utilizing the entire building and three are leased to Fuddruckers franchisees.

In addition to the five owned other-use properties, we have approximately 31,000 square feet of corporate office space, under lease through 2016. The space is located on the Northwest Freeway in Houston, Texas in close proximity to many of our Houston restaurant locations.

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

Fiscal Quarter Ended	High	Low
November 23, 2011	5.05	3.81
February 15, 2012	5.67	4.22
May 9, 2012	6.80	4.71
August 29, 2012	7.48	4.98
November 21, 2012	6.89	5.72
February 13, 2013	7.89	5.99
May 8, 2013	8.63	6.50
August 28, 2013	9.19	6.97

As of November 4, 2013, there were 2,350 holders of record of our common stock. No cash dividends have been paid on our common stock since fiscal year 2000, and we currently have no intention to pay a cash dividend on our common stock. On November 4, 2013, the closing price of our common stock on the New York Stock Exchange was $7.40.

Equity Compensation Plans

Securities authorized under our equity compensation plans as of August 28, 2013, were as follows:

	(a)	(b)	(c)
Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans Excluding Securities Reflected in Column (a)
Equity compensation plans previously approved by security holders	602,396	$5.35	1,535,249
Equity compensation plans not previously approved by security holders (1)	29,627	0	0
Total	632,023	$5.10	1,535,249

(1)  Represents the Luby’s, Inc. Non-employee Director Phantom Stock Plan.

See Note 15, “Share-Based Compensation,” to our Consolidated Financial Statements included in Item 8 of Part II of this report.

The following graph compares the cumulative total stockholder return on our common stock for the five fiscal years ended August 28, 2013, with the cumulative total return on the S&P SmallCap 600 Index and an industry peer group index. The peer group index consists of Bob Evans Farms, Inc., CBRL Group, Inc., Denny’s Corporation, Frisch Restaurant Group, Red Robin Gourmet Burgers and Ruby Tuesday Inc. These companies are multi-unit family and casual dining restaurant operators in the mid-price range.

The cumulative total shareholder return computations set forth in the performance graph assume an investment of $100 on August 28, 2008, and the reinvestment of all dividends. The returns of each company in the peer group index have been weighed according to that company’s stock market capitalization.

	2008	2009	2010	2011	2012	2013
Luby’s, Inc.	100.00	61.33	69.07	64.15	88.96	102.21
S&P 500 Index—Total Return	100.00	78.89	82.76	98.08	116.03	137.51
S&P 500 Restaurant Index	100.00	98.65	128.73	173.19	188.78	225.69
Peer Group Index Only	100.00	102.59	114.98	132.66	167.20	238.64
Peer Group Index + Luby’s Inc.	100.00	99.80	111.76	127.71	161.55	228.71

Item  6. Selected Financial Data

Five-Year Summary of Operations

	Fiscal Year Ended
	August 28, 2013	August 29, 2012	August 31, 2011	August 25, 2010	August 26, 2009
	(364 days)	(364 days)	(371 days)	(364 days)	(364 days)
	(In thousands except per share data)
Sales
Restaurant sales	$366,155	$324,536	$325,383	$230,342	$245,799
Culinary contract services	16,693	17,711	15,619	13,728	12,970
Franchise revenue	6,937	7,232	7,092	645	–
Vending revenue	565	618	654	44	–
Total sales	390,350	350,097	348,748	244,759	258,769
Income (loss) from continuing operations	4,222	7,613	2,800	(494)	(14,032)
Income (loss) from discontinued operations (a)	(937)	(759)	165	(2,399)	(12,386)
Net income (loss)	$3,285	$6,854	$2,965	$(2,893)	$(26,418)
Income (loss) per share from continuing operations:
Basic	$0.15	$0.27	$0.09	$(0.02)	$(0.50)
Assuming dilution	$0.15	$0.27	$0.09	$(0.02)	$(0.50)
Income (loss) per share from discontinued operation:
Basic	$(0.04)	$(0.03)	$0.01	$(0.08)	$(0.44)
Assuming dilution	$(0.04)	$(0.03)	$0.01	$(0.08)	$(0.44)
Net income (loss) per share:
Basic	$0.11	$0.24	$0.10	$(0.10)	$(0.94)
Assuming dilution	$0.11	$0.24	$0.10	$(0.10)	$(0.94)
Weighted-average shares outstanding:
Basic	28,618	28,351	28,237	28,129	28,084
Assuming dilution	28,866	28,429	28,297	28,129	28,084
Total assets	$250,305	$231,017	$228,020	$242,342	$199,406
Total debt	$19,200	$13,000	$21,500	$41,500	$–
Number of restaurants at fiscal year end	180	154	156	154	119
Number of franchised restaurants at fiscal year end	116	125	122	130	–
Number of Culinary Contract Services contracts at fiscal year end	21	18	22	18	15
Costs and Expenses
(As a percentage of restaurant sales)
Cost of food	28.7%	27.9%	28.9%	27.6%	27.6%
Payroll and related costs	34.5%	33.9%	34.8%	36.0%	36.3%
Other operating expenses	18.1%	16.7%	17.5%	17.6%	19.0%
Occupancy costs	5.9%	5.4%	5.6%	4.0%	3.4%

(a)

Our Cash Flow Improvement and Capital Redeployment Plan approved in fiscal year 2010 called for the closure of 24 locations. In accordance with this plan, the entire fiscal activity of the applicable stores closed after the inception of the plan has been reclassified to discontinued operations. For comparison purposes, prior fiscal year’s results related to these same locations have also been reclassified to discontinued operations. Stores we close and classify as discontinued operations are significant in the number of stores closed. We believe the majority of cash flows lost will not be recovered and generated by the ongoing entity. We believe the majority of sales lost by closing a significant number of stores within a short period of time will not be recovered. In addition, there will not be any ongoing involvement or significant cash flows from the closed stores. Stores we close, but do not classify as discontinued operations, follow the implementation guidance in ASC 205-20-55 because cash flows are expected to be generated by the ongoing entity. There is some migration of customer traffic to existing or new locations, and ultimately the majority of sales lost by closing these stores are expected to be eventually replaced by sales from new and existing locations.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s discussion and analysis of the financial condition and results of operations should be read in conjunction with the consolidated financial statements and footnotes for the fiscal years ended August 28, 2013, (“fiscal year 2013”), August 29, 2012 (“fiscal year 2012”), and August 31, 2011 (“fiscal year 2011”) included in Item 8 of this report.

Overview

In fiscal year 2013, we generated revenues primarily by providing quality food to customers at our 93 Luby’s Cafeteria branded restaurants located primarily in Texas, 62 Fuddruckers restaurants located throughout the United States, 2 Koo Koo Roo restaurants in California, 23 Cheeseburger in Paradise Restaurants, and 116 Fuddruckers franchises located primarily in the United States. On July 26, 2010, we became a multi-brand restaurant company with a national footprint through the acquisition of substantially all of the assets of Fuddruckers. The Fuddruckers acquisition added 59 Company-operated restaurants and a franchise network of 130 franchisee-operated units. This acquisition further expanded our family-friendly, value-oriented portfolio of restaurants located in close proximity to retail centers, business developments and residential areas. On December 6, 2012, we further expanded our brand family with the addition of the Cheeseburger in Paradise brand. This added 23 full service restaurant and bar locations that complement our core family-friendly brands and provided an entry point to operate in 23 new locations at a cost of less than $0.5 million per restaurant. In addition to our restaurant business model, we also provide culinary contract services for organizations that offer on-site food service, such as health care facilities, colleges and universities, as well as businesses and institutions.

In fiscal years 2013 and 2012, we continued to operate our two core brands, Luby’s Cafeterias and Fuddruckers, in the competitive fast casual segment of the restaurant industry. Much of our strategic focus centered around refining our prototype restaurant designs, exploring new avenues for revenue growth, re-investing in our core restaurant models via remodel activity, and supporting our growth initiatives with various marketing techniques. We also integrated the 23 Cheeseburger in Paradise restaurants into our systems and processes. We streamlined the menu and upgraded the quality, including an improved burger and bun. As the integration progressed, we moved the Cheeseburger in Paradise locations into our consolidated purchasing network. We have elevated the operations to a higher level of service by installing the right people guided by the right culture.

Since the acquisition of Fuddruckers, we have opened six Fuddruckers franchise units, six new prototype Company units and acquired four units from franchisees. We have grown sales at our Fuddruckers restaurants in each of the three full fiscal years since the acquisition. We achieved this sales growth through a combination of local market outreach, upgrading the décor at selected locations, and training our restaurant management and crews to achieve the highest level of customer service. Some specific local market outreach programs included partnering with local youth sporting teams, customer surveying, and further establishing relationships with other local businesses so that there is high awareness of the Fuddruckers offerings among their employees and customers. At our Luby’s Cafeteria brand, we have been encouraged by the first two years of results of our newest location that opened at the end of fiscal year 2011. This was a location where we relocated from an in-line shopping center to a newly constructed Luby’s prototype on a pad side in the parking lot. The sales at this unit give us further confidence that the Luby’s Cafeteria brand has broad appeal and generates solid cash flow returns with this prototype at the right location. We followed up that project with development of a side-by-side Luby’s cafeteria and Fuddruckers restaurant on a single parcel of land. This development opened on the first day of fiscal year 2013 and has also provided us additional confidence that we are able to leverage our investment costs, offer our guests a wider range of options at one location, and achieve superior cash flow returns from new models. This prototype is now a significant component of our near term growth strategy. Beginning in fiscal year 2012 and continuing through fiscal year 2013, the Luby’s Cafeteria brand also found solid success with growing the catering business, which includes large take-out orders as well as delivery to a customer’s location. These catering efforts were expanded into the Fuddruckers brand in fiscal 2013 where our capability continues to grow. We continue menu development and innovation at both brands and rotate seasonal offerings throughout the year to generate interest and excitement at our restaurants. Our all-you-can-eat breakfast buffet that we rolled out at a majority of our Luby’s Cafeteria locations in fiscal year 2011 continued to contribute to our sales volume in fiscal year 2013.

Store level profit margin declined to 12.8% in fiscal year 2013 compared to 15.4% in fiscal year 2012. The inclusion of Cheeseburger in Paradise in our results for the portion of the year that we operated such restaurants reflected 140 basis points of the decline in store level profit. Excluding the impact of Cheeseburger in Paradise, store level profit margin was 14.2% in fiscal year 2013 compared to 15.4% in fiscal year 2012, or a decline of 120 basis points. The decrease in store level profit margin resulted primarily from increases in expenses in the areas of food commodity costs, utility costs, and marketing investments and to a lesser degree from restaurant supplies and services. While food commodity prices were relatively stable at our Fuddrucker brand, we experienced an approximate 3% increase in commodity prices at our Luby's cafeteria brand. Average customer spend increased 1.2% at our Luby’s cafeteria restaurants and 2.3% at our Fuddruckers restaurants. At the cafeteria locations, these increases were driven primarily by a change in menu mix and encouraging purchase of “add-on” items, rather than menu item price increases. At Fuddruckers, these increases were achieved through a combination of highlighting specialty burgers on the menu boards, encouraging the purchase of add-on menu items, reducing the level of discounting, and modest price increases on select menu items. These increases in average customer spend, however, were offset by declines in guest traffic. Guest traffic at our Luby’s Cafeteria restaurants declined 0.9% and guest traffic at our Fuddruckers restaurants declined 2.1%. Our goal in fiscal year 2014 will continue to balance the trade-off between customer growth and average customer spend. Our aim is always to increase customer frequency by marketing quality offerings and building long term brand loyalty and increased profitability.

Capital spending increased to $31.3 million in fiscal year 2013 from $25.8 million in fiscal year 2012. This capital investment included the development of one relocated Luby’s cafeteria restaurant and six Fuddruckers restaurants that we either developed, refurbished pre-existing spaces, or purchased from franchisees. In addition, at the end of fiscal year 2013, we had an additional five restaurants under development with varying levels of capital committed. We also invested capital for funding our remodeling program and recurring maintenance capital, including infrastructure projects, as well as for acquiring land for restaurant development projects. We remain committed to maintaining the attractiveness of all of our restaurant locations where we anticipate operating over the long term. In addition to these capital investments, we also invested $10.3 million in cash plus customary working capital adjustments in fiscal year 2013 for the acquisition of the Cheeseburger in Paradise brand and its 23 restaurant locations. In fiscal year 2014, we anticipate making capital investments of between $35 million and $40 million, primarily for construction of new restaurants with opening dates in fiscal year 2014 and early fiscal year 2015, maintaining and remodeling of existing units, and purchases of property for restaurant development.

Our capital expenditures and acquisition investment in fiscal year 2013 were funded through a combination of cash from operations, sale of property at locations that were closed as part of our Cash Flow Improvement and Capital Redeployment Plan announced in October 2009, and utilization of our revolving credit facility. As a result, our debt balance at the end of fiscal year 2013 increased to $19.2 compared to $13.0 million at the end of fiscal year 2012. In August 2013, we amended and restated our credit facility agreement with our bank group. As part of the renewal terms, we have increased our line of credit from $50 million to $70 million, removed the annual capital expenditure limitation, and realized a slight reduction in the interest margin that we pay. The renewal will provide for increased access to capital for growth, extending our credit facility from a previous maturity date of September 1, 2014 to a new maturity date of September 1, 2017. Our debt balance at end of fiscal year 2013 represents 27% of our total borrowing capacity under our revolving line of credit.

Fiscal Year 2013 Review

Same-store sales at our restaurant units for fiscal year 2013 were unchanged compared to fiscal year 2012. Same-store sales comparisons for fiscal year 2013 to fiscal year 2012 were positive in our fiscal first and fourth quarters and negative in our second and third quarters. The Luby’s Cafeteria brand and Fuddruckers brand each increased same store sales by 0.2% for fiscal year 2013 compared to fiscal 2012. Our two Koo Koo Roo restaurants saw same-store sales declines of 18.9% for fiscal year 2013 compared to fiscal year 2012.

Income from continuing operations declined $3.4 million from $7.6 million, or $0.27 per share, on $350.1 million in total sales in fiscal year 2012 to $4.2 million, or $0.15 per share, on $390.3 million in total sales in fiscal year 2013. This profitability decline was the result of declining store level profit (defined as restaurant sales less food costs, payroll and related cost, Other operating expenses, and occupancy costs), and the partial year negative impact of including Cheeseburger in Paradise results. Store level profit as a percentage of restaurant sales declined 2.6% in fiscal year 2013 compared to fiscal year 2012. Excluding the impact of Cheeseburger in Paradise from the financial results, store level profit, as a percentage of restaurant sales declined 1.2%.

●

Food costs, as a percentage of restaurant sales increased to 28.7% in fiscal year 2013 from 27.9% in fiscal year 2012. Excluding the impact of Cheeseburger in Paradise, food costs as a percentage of restaurant sales increased to 28.3% in fiscal year 2013 compared to 27.9% in fiscal year 2012. The increase in food costs as a percentage of restaurant sales is due primarily to higher food commodity prices in fiscal year 2013 compared to fiscal year 2012 and lower food rebates in fiscal year 2013 compared to fiscal year 2012.

●

Payroll and related costs, as a percentage of restaurant sales, decreased to 34.5% in fiscal year 2013 from 34.6% in fiscal year 2012. Excluding the impact of Cheeseburger in Paradise, Payroll and related costs, as a percentage of restaurant sales decreased to 34.0% in fiscal year 2013 compared to 34.5% in fiscal year 2012. Payroll and related costs as a percentage of sales improved as crew labor costs decreased as result of better labor scheduling processes adopted during fiscal year 2012 and continued into fiscal year 2013, including the ability to react more quickly to changes in customer traffic.

●

Operating expenses, as percentage of restaurant sales, increased to 18.1% in fiscal year 2013 compared to 16.6% in fiscal year 2012. Excluding the impact of Cheeseburger in Paradise, Operating expenses, as a percentage of restaurant sales increased to 17.7% in fiscal year 2013 compared to 16.7% in fiscal year 2013. The increase was due to significant increase in utilities and increased marketing spend, as well as increases in restaurant supply and service costs, partially offset by reductions in repairs and maintenance expenses.

●

Occupancy costs as a percentage of restaurant sales increased to 5.9% in fiscal year 2013 compared to 5.5% in fiscal year 2012. Excluding the impact of Cheeseburger in Paradise, Occupancy costs as a percentage of restaurant sales increased to 5.7% in fiscal year 2013 compared to 5.5% in fiscal year 2012.

●

Depreciation expense increased $0.6 million in fiscal year 2013 compared to fiscal year 2012 due primarily to the addition of Cheeseburger in Paradise assets to the depreciable base. The increase in depreciation due to investments made in new locations as well as the capital we have used for remodeling existing locations was mostly offset by certain existing assets reaching the end of their depreciable lives during fiscal year 2013.

●	General and administrative expenses increased by $1.4 million reflecting primarily the inclusion of Cheeseburger in Paradise into our operations.

●	Interest expense was unchanged at $0.9 million for both fiscal year 2013 and 2012 on similar average debt balances and interest rates.

●	Income taxes in fiscal year 2012 included a valuation allowance release of $2.6 million offset by an unrecognized tax benefit accrual of $0.9 million.

Our Culinary Contract Services business generated $16.7 million in revenue during fiscal year 2013 compared to $17.7 million in revenue during fiscal year 2012. We view this area as a growth business that generally requires less capital investment and more favorable percentage returns on invested capital.

Our long-term plan continues to focus on expanding each of our brands, including the Fuddruckers franchise network, as well as growing our Culinary Contract Services business. We are also committed to making capital investments with suitable return characteristics. We plan to use cash generated from operations combined with our borrowing capacity when necessary in order to seize these capital investment opportunities. We believe our operational execution has improved through our commitment to higher operating standards, and we believe that we are well-positioned to enhance shareholder value over the long term.

Accounting Periods

Our fiscal year ends on the last Wednesday in August. Accordingly, each fiscal year normally consists of 13 four-week periods, or accounting periods, accounting for 364 days in the aggregate. However, every fifth or sixth year, we have a fiscal year that consists of 53 weeks, accounting for 371 days in the aggregate; fiscal year 2011 was such a year. Each of the first three quarters of each fiscal year consists of three four-week periods, while the fourth quarter normally consists of four four-week periods. However, the fourth quarter of fiscal year 2011, as a result of the additional week, consisted of three four week periods and one five-week period, accounting for 17 weeks, or 119 days, in the aggregate. Fiscal years 2013 and 2012 both contained 52 weeks. Comparability between quarters may be affected by the varying lengths of the quarters, as well as the seasonality associated with the restaurant business.

Same-Store Sales

The restaurant business is highly competitive with respect to food quality, concept, location, price, and service, all of which may have an effect on same-store sales. Our same-store sales calculation measures the relative performance of a certain group of restaurants. To qualify for inclusion in this group, a store must have been in operation for 18 consecutive accounting periods The Fuddruckers units that were acquired in July 2010 were included in the same-store grouping beginning with the third quarter of fiscal year 2012. The Cheeseburger in Paradise stores that were acquired in December 2012 will be included in the same store metric beginning with the first quarter of fiscal year 2015. Stores that close on a permanent basis are removed from the group in the fiscal quarter when operations cease at the restaurant, but remain in the same-store group for previously reported fiscal quarters. Although management believes this approach leads to more effective year-over-year comparisons, neither the time frame nor the exact practice may be similar to those used by other restaurant companies. Same-store sales at our restaurant units were unchanged for fiscal year 2013, increased 2.2% for fiscal year 2012, and increased 2.5% for fiscal year 2011.

The following table shows the same-store sales change for comparative historical quarters:

	Fiscal Year 2013				Fiscal Year 2012				Fiscal Year 2011
Increase (Decrease)	Q4	Q3	Q2	Q1	Q4	Q3	Q2	Q1	Q4	Q3	Q2	Q1
Same-store sales	0.5%	(0.1%)%	(0.6)%	0.2%	2.4%	1.1%	2.2%	3.5%	(0.6)%	3.5%	2.7%	5.5%

Discontinued Operations

Our Cash Flow Improvement and Capital Redeployment Plan approved in fiscal year 2010 called for the closure of 24 underperforming units. In accordance with the plan, the entire fiscal activity of the applicable stores closed after the inception of the plan has been classified as discontinued operations. Results related to these same locations have also been classified as discontinued operations for all periods presented.

Classification of Expenses on the Statement of Operations:

Beginning with fiscal year 2014, we began classifying restaurant group health insurance expenses in our Payroll and related expense line item where previously these expenses were classified in our Other operating expense line item. We have also reclassified the expense associated with matching employee 401k contributions and certain employee meal benefits from our Other operating expense line to our Payroll and Related expense line. Fiscal year 2013 and all previously reported periods reflect this re-classification. We believe this presentation provides more comparability with a number of other restaurant companies.

In addition, we have included a separate expense line item for Occupancy costs. These costs which include restaurant property lease expenses, property taxes, and common area maintenance charges were previously included within our Other operating expense line item. Fiscal year 2013 and all previously reported periods reflect this reclassification. We believe this presentation provides more comparability with a number of other restaurant companies and is more informative.

These changes have no impact on our reported store level profit defined as restaurant sales less Cost of food less Payroll and related costs, less Other operating costs, less Occupancy costs.

RESULTS OF OPERATIONS

Fiscal Year 2013 (52 weeks) compared to Fiscal Year 2012 (52 weeks)

Sales

Total company sales increased approximately $40.3 million, or 11.5%, in fiscal year 2013 compared to fiscal year 2012, consisting primarily of a $41.6 million increase in restaurant sales, offset by a $1.0 million decrease in Culinary Contract Services sales, a $0.3 million decrease in franchise revenue, and a $0.1 million decrease in vending income.

The company operates with three reportable operating segments: Company owned restaurants, franchise operations, and Culinary Contract Services.

Company Owned Restaurants

Restaurant Sales

Restaurant sales increased approximately $41.6 million in fiscal year 2013 compared to fiscal year 2012. The increase in restaurant sales included a $35.7 million contribution from the 23 Cheeseburger in Paradise restaurants, a $3.8 million increase in sales at Luby’s Cafeteria branded restaurants and a $4.0 million increase in sales from Fuddruckers branded restaurants offset by a $1.9 million decrease in Koo Koo Roo branded restaurants.

On a same store basis, restaurant sales were unchanged for fiscal year 2013 compared to fiscal year 2012. The unchanged same-store sales level is primarily due to a continued very competitive operating environment and greater levels of economic uncertainty. Maintaining our level of same store sales was achieved by growth in certain areas of our business, such as catering orders, remodeled restaurants, and in certain geographical markets where we have been able to grow sales, as well as through sustained marketing efforts. These areas of sales growth were offset by other markets where sales growth proved more challenging.

Cost of Food

Food costs increased approximately $14.6 million, or 16.1%, in fiscal year 2013 compared to fiscal year 2012 due primarily to the addition of new restaurants, including 23 Cheeseburger in Paradise-branded stores. Food commodity prices for our basket of food commodity purchases were also higher due to a 3% increase for our Luby’s Cafeteria branded restaurants. Food commodity costs at our cafeteria restaurants were higher across all product categories except for oils and shortenings. The basket of food commodity purchases at Fuddruckers branded restaurants was stable in fiscal year 2013 compared to fiscal year 2012 as higher commodity prices for poultry, buns, and produce were completely offset by the modest price decreases in our core beef products. In addition, total food rebates were lower by approximately $0.5 million in fiscal 2013 compared to fiscal 2012. As a percentage of restaurant sales, food cost increased 0.8% to 28.7% in fiscal year 2013 compared to 27.9% in fiscal year 2012. Removing the impact of Cheeseburger in Paradise, food costs as a percentage of sales increased 0.4% to 28.3% in fiscal year 2013 compared to 27.9% in fiscal year 2012. Removing the impact of Cheeseburger in Paradise and removing the impact of lower food rebates, our core food cost as a percentage of sales increased by 0.3% to 28.7% in fiscal 2013 compared to 28.4% in fiscal 2012.

Payroll and Related Costs

Payroll and related costs increased approximately $14.1 million, or 12.5% in fiscal year 2013 compared to fiscal year 2012. Hourly labor costs increased approximately $10.2 million in fiscal year 2013 compared to fiscal year 2012 due primarily to the addition of new restaurants, including 23 Cheeseburger in Paradise branded stores, as well as the typically higher initial labor costs associated with new restaurant openings. These labor cost increases were offset by improvements in labor costs at existing restaurants where refined scheduling techniques adopted in fiscal year 2012 at our cafeteria restaurants were continued in fiscal year 2013 and also deployed into our Fuddruckers restaurants. These enhanced labor scheduling processes include the ability to react more quickly to changes in customer traffic. Restaurant management labor costs increased $3.9 million in fiscal year 2013 compared to fiscal year 2012 due primarily to the addition of new restaurants, including the 23 Cheeseburger in Paradise branded restaurants. As a percentage of restaurant sales, Payroll and Related costs decreased 0.1% to 34.5% in fiscal year 2013 compared to 34.6% in fiscal year 2012. Removing the impact of Cheeseburger in Paradise, Payroll and Related costs as a percentage of sales decreased 0.5% to 34.0% from 34.5% in fiscal year 2012. The decrease as a percentage of sales was achieved primarily by refined scheduling techniques noted above.

Other Operating Expenses

Other operating expenses primarily include restaurant-related expenses for utilities, repairs and maintenance, advertising, insurance, and services. Other operating expenses increased approximately $12.4 million, or 22.9%, in fiscal year 2013 compared to fiscal year 2012 due in part to an $8.1 million increase from the addition of 23 Cheeseburger in Paradise branded restaurants. Other operating expenses at our Luby’s Cafeteria and Fuddruckers branded restaurants increased $4.3 million due to a net increase in restaurant locations and (1) an approximate $1.2 million increase in utility expense as we realized higher electricity and gas rates; (2) an approximate $1.0 million higher marketing and advertising expense due to increased billboard advertising, direct mail programs, local sponsorships, and enhanced point-of-purchase advertising; (3) an approximate $1.0 million increase in restaurant services, including higher credit card fees due to increased use of credit cards, deployment of new hardware and software into the restaurant operating environment, and higher beverage dispensing costs with the rollout of our Coke FreeStyle offering; (4) $0.7 million higher restaurant supplies and other costs, including increases in food to go packaging to support higher catering volumes; offset by (5) approximately $0.5 million lower repairs and maintenance expense. As a percentage of restaurant sales, Other operating expenses increased 1.5%, to 18.1%, in fiscal year 2013 compared to 16.6% in fiscal year 2012. Removing the impact of Cheeseburger in Paradise, Other operating expenses as a percent of sales increased 1.0% to 17.7% in fiscal year 2013 compared to 16.7% in fiscal year 2012.

Occupancy Costs

Occupancy costs increased approximately $3.6 million in fiscal year 2013 compared to fiscal year 2012, in large part due to the 23 acquired Cheeseburger in Paradise branded restaurants contributing $2.8 million in occupancy costs from the acquisition date of December 6, 2012 through the end of fiscal year 2013. New leased Fuddruckers locations contributed another $0.4 million to Occupancy costs. Certain locations also realized higher property tax expenses contributing to higher overall Occupancy cost.

Franchise Operations

We offer franchises for the Fuddruckers brand. Franchises are sold in markets where expansion is deemed advantageous to the development of the Fuddruckers concept and system of restaurants. Franchise revenue includes (1) royalties paid to us as the franchisor for the Fuddruckers brand; (2) franchise fees paid to us when franchise development agreements are executed and when franchise units are opened for business or transferred to new owners. Franchise revenue decreased $0.3 million in fiscal year 2013 compared to fiscal year 2012 which included a $0.2 million decrease in franchise fees and a $0.1 million decrease in franchise royalties. During the year, there were nine franchise units that closed on a permanent basis. We ended fiscal year 2013 with 116 Fuddruckers franchise units in the system. As of November 4, 2013, we are the franchisor to 115 franchisee owned and operated units.

Culinary Contract Services

Culinary Contract Services is a business line servicing healthcare, higher education, and corporate dining clients. The healthcare accounts are full service and typically include in-room delivery, catering, vending, coffee service and retail dining. This business line varied between 18 and 21 client locations through fiscal year 2013 and also between 18 and 21 client locations in 2012. In fiscal year 2012, we refined our operating model by concentrating on clients able to enter into agreements where all operating costs are reimbursed to us and we charge a generally fixed fee. These agreements typically present lower financial risk to the company.

Culinary Contract Services Revenue

Culinary Contract Services revenue decreased $1.0 million, or 5.7% in fiscal year 2013 compared to fiscal year 2012. While the number of locations has varied, we believe we now operate with a stronger mix of clients. The decrease in revenue was primarily due to operations ceasing at one high volume location and a change in the mix of locations where we operate.

Cost of Culinary Contract Services

Cost of Culinary Contract Services includes the food, payroll and related, and other direct operating expenses associated with generating culinary contract sales. Cost of Culinary Contract Services decreased approximately $1.7 million, or 10.1%, in fiscal year 2013 compared to fiscal year 2012 due to a decrease in culinary contract sales volume. Profit margin in our culinary contract services business (defined as Culinary Contract Services Revenue less Cost of Culinary Contract Services) expanded in dollar terms and as a percent of Culinary Contract Services sales as we have executed on our refined operating model of concentrating on clients able to enter into agreements where all operating costs are reimbursed to us and we charge a generally fixed fee. Our profit margin as percent of Culinary Contract Services Revenue expanded to 10.9% in fiscal year 2013 from 6.6% in fiscal year 2012.

Opening Costs

Opening costs include labor, supplies, occupancy, and other costs necessary to support the restaurant through its opening period. Opening costs were approximately $0.8 million in fiscal year 2013 compared to approximately $0.4 million in fiscal year 2012. Opening costs in fiscal year 2013 included the cost associated with opening four Fuddruckers units and one cafeteria, as well as the carrying costs for property slated for development. Opening costs in fiscal year 2012 included the cost associated with opening three Fuddruckers restaurants and one Luby’s Cafeteria restaurant, as well as the carrying costs for property slated for development.

Depreciation and Amortization

Depreciation expense increased $0.6 million in fiscal year 2013 compared to fiscal year 2012 due primarily to the addition of Cheeseburger in Paradise assets to the depreciable base. The increase in depreciation due to investments made in new locations as well as the capital we have used for remodeling existing locations was mostly offset by certain existing assets reaching the end of their depreciable lives during fiscal year 2013.

General and Administrative Expenses

General and administrative expenses include corporate salaries and benefits-related costs, including restaurant area leaders, share-based compensation, professional fees, travel and recruiting expenses and other office expenses. General and administrative expenses increased by approximately $1.4 million, or 4.7%, in fiscal year 2013 compared to fiscal year 2012, due primarily to the inclusion of Cheeseburger in Paradise which contributed $1.3 million in general and administrative expenses. Included in these costs is approximately $0.7 million related to the acquisition and integration of Cheeseburger in Paradise. The remaining increase of $0.1 million was primarily due to higher payments to outside legal and professional service providers offset by lower salary, benefits, and incentive expense. Fiscal year 2012 also included a non-recurring receipt of approximately $0.3 million for a settlement in our favor from a class action suit related to credit card interchange fees that was recorded in the quarter ended November 23, 2011. As a percentage of total sales, general and administrative expenses decreased to 8.2% in fiscal year 2013 compared to 8.8% in fiscal year 2012 primarily due to our ability to leverage our corporate overhead over the larger sales volume resulting from the acquisition of 23 Cheeseburger in Paradise restaurants as well as the sales volume from new Luby’s and Fuddruckers restaurants.

Provision for asset impairments, net

The asset impairment of approximately $0.6 million in fiscal year 2013 is related to one location that is classified as property held for sale and to used equipment at our maintenance facility in Houston.

The asset impairment of approximately $0.5 million in fiscal year 2012 related to one terminated Culinary Contract Services location, and two leased restaurant properties that we continued to operate at the end of fiscal year 2013.

Net Loss (Gain) on Disposition of Property and Equipment

The disposition of property and equipment in fiscal year 2013 resulted in a net gain of approximately $1.7 million, which included (1) proceeds from the eminent domain disposition of part of a parking lot at a Luby’s Cafeteria location; (2) the gain on disposal at a Koo Koo Roo leased location, (3) a payment to us for exiting a lease at one cafeteria location prior to the contractual lease expiration date; offset by (4) normal asset retirement activity in our restaurants.

The disposition of property and equipment in fiscal year 2012 resulted in a net loss of approximately $0.3 million, which included normal asset retirement activity in our restaurant units as well as the loss on disposition of assets at two restaurant locations that closed during fiscal year 2012

Interest Income

Interest income was nine thousand dollars in fiscal year 2013 and fiscal year 2012.

Interest Expense

Interest expense in fiscal year 2013 decreased approximately $22 thousand compared to fiscal year 2012 on similar average debt balances and interest rates

Other Income, Net

Other income, net, consisted primarily of the following components: net rental property income and expenses relating to property for which we are the landlord; prepaid sales tax discounts earned through our participation in state tax prepayment programs; and oil and gas royalty income.

Other income, net, was approximately $1.0 million in fiscal 2013 and $1.1 million fiscal year 2012.

Taxes

The income tax expense related to continuing operations for fiscal year 2013 was $1.8 million compared to income tax expense of $1.7 million for fiscal year 2012. The expense for income taxes in fiscal year 2013 reflects the tax effect of the pre-tax income for the year adjusted for state income taxes, general business and foreign tax credits, and the current year realization of previously unrecognized tax benefit of $0.2 million. Income taxes in fiscal year 2012 included a valuation allowance release of $2.6 million offset by an unrecognized deferred tax expense of $0.9 million The reversal of the valuation allowance amounts in fiscal year 2012 were based upon continued improvement in current and projected operational performance, our ability to utilize net operating loss (“NOL”) amounts through carryforward and carryback, as well as recent income from continuing operations. This positive and negative evidence was weighed, and in each year an increasing portion of our deferred tax assets were determined to be realizable, on a more likely than not basis, resulting in reductions of the valuation allowance.

Discontinued Operations

The loss or income from discontinued operations was a $0.9 million loss in fiscal year 2013 compared to a loss of $0.8 million in fiscal year 2012. The loss of $0.9 million in fiscal year 2013 included (1) $0.8 million in “carrying costs” (typically rent, property taxes, utilities, and maintenance) associated with assets that were related to discontinued operations, (2) impairment charges of $0.7 million for certain assets related to discontinued operations and (3) a $0.5 million income tax benefit related to discontinued operations. The loss of $0.8 million in fiscal year 2012 included (1) $0.8 million in “carrying costs” (typically rent, property taxes, utilities, and maintenance) associated with assets that were related to discontinued operations; (2) impairment charges of $0.9 million for certain assets related to discontinued operations; offset by (3) $0.5 million in gains on sales of assets related to discontinued assets and (4) a $0.4 million income tax benefit related to discontinued operations.

Fiscal Year 2012 (52 weeks) compared to Fiscal Year 2011 (53 weeks)

Sales

Total company sales increased approximately $1.3 million, or 8.4%, in fiscal year 2012 compared to fiscal year 2011, consisting primarily of a $2.1 million increase in Culinary Contract Services sales, offset by a $0.8 million decrease in restaurant sales. The other components of total sales are franchise revenue and vending income.

Company Owned Restaurants

Restaurant Sales

Restaurant sales decreased $0.8 million in fiscal year 2012 compared to fiscal year 2011. The decrease in restaurant sales included a $3.6 million decrease in sales at Luby’s Cafeteria branded restaurants offset by a $2.8 million increase in sales from Fuddruckers branded restaurants. Part of this decrease was also due to the inclusion of one more week in fiscal year 2011 compared to fiscal year 2012. The extra week in fiscal 2011 accounted for approximately $4.3 million in sales at our Luby’s Cafeteria restaurants and $1.9 million in sales at our company-operated Fuddruckers restaurants in that year.

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

Payroll and Related Costs

Payroll and related costs decreased approximately $3.5 million, or 3.1% in fiscal year 2012 compared to fiscal year 2011 due primarily to the inclusion of one additional week in fiscal year 2011 as well as enhanced labor scheduling processes adopted during fiscal year 2012. The additional week accounted for approximately $2.2 million in payroll and related costs. As a percentage of restaurant sales, these costs improved 1.0%, to 34.6%, in fiscal year 2012 compared to 35.6% in fiscal year 2011. The improvement in these costs as a percentage of sales is due to (1) enhanced labor scheduling processes that include the ability to react more quickly to changes in customer traffic, (2) the reduction in hourly labor required when compared to fiscal year 2011 with its increased customer traffic generated from limited time offers; and (3) the ability to leverage labor costs on the higher same store sales volume. These decreases in payroll and labor costs were offset by some increases in restaurant management positions at certain units to support the local store marketing initiatives, drive incremental sales, while further improving customer service.

Other Operating Expenses

Other operating expenses primarily include restaurant-related expenses for utilities, repairs and maintenance, advertising, insurance and services. Other operating expenses decreased approximately $2.1 million, or 3.8%, in fiscal year 2012 compared to fiscal year 2011. The decrease was due primarily to decreases in most cost categories and the inclusion of one additional week in fiscal year 2011. The additional week accounted for approximately $1.5 million in Other operating expenses. As a percentage of restaurant sales, Other operating expenses decreased 0.6%, to 16.6%, in fiscal year 2012 compared to 17.3% in fiscal year 2011. This improvement in Other operating expenses as a percentage of restaurant sales was due to (1) lower utility costs with more typical weather in our core markets in fiscal year 2012 compared to fiscal year 2011 and lower utility rates; (2) lower repairs and maintenance expense. Restaurant services and supplies were marginally lower as a percent of sales offset by marginally higher marketing and advertising expense as a percentage of sales.

Occupancy Costs

Other occupancy costs decreased approximately $0.1 million in fiscal year 2012 compared to fiscal year 2011.

Franchise Operations

We offer franchises for the Fuddruckers brand. Franchises are sold in markets where expansion is deemed advantageous to the development of the Fuddruckers concept and system of restaurants. Franchise revenue includes (1) royalties paid to us as the franchisor for the Fuddruckers brand; (2) franchise fees paid to us when franchise development agreements are executed and when franchise units are opened for business or transferred to new owners. Franchise revenue increased $140 thousand in fiscal year 2012 compared to fiscal year 2011 which included a $155 thousand increase in franchise fees offset by a $15 thousand decline in franchise royalties. In fiscal year 2012, our franchisees opened six units, including one in Mexico where we are a joint venture partner. During the year, there were also three franchise units that closed on a permanent basis. We ended fiscal year 2012 with 125 Fuddruckers franchise units in the system. As of November 5, 2012, we were the franchisor to 121 franchisee owned and operated units.

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

Culinary Contract Services Revenue

Culinary Contract Services revenue increased $2.1 million, or 13.4% in fiscal year 2012 compared to fiscal year 2011. While the number of locations has varied, we believe we now operate with a stronger mix of client. A number of locations realized sales volume increases or were open for a greater portion of fiscal year 2012 than fiscal year 2011. One location that opened in quarter 2 of fiscal year 2012 contributed $0.6 million to the revenue increase while four locations that ceased operations prior to the start of fiscal year 2012 reduced revenue by $0.8 million.

Cost of Culinary Contract Services

Cost of Culinary Contract Services includes the food, payroll and related, and other direct operating expenses associated with generating culinary contract sales. Cost of Culinary Contract Services increased approximately $2.0 million, or 14.0%, in fiscal year 2012 compared to fiscal year 2011 due to a commensurate increase in culinary contract sales volume.

Opening Costs

Opening costs include labor, supplies, occupancy, and other costs necessary to support the restaurant through its opening period. Opening costs were approximately $0.4 million in fiscal year 2012 compared to approximately $0.3 million in fiscal year 2011. Opening costs in fiscal year 2012 included the cost associated with opening three Fuddruckers restaurants and one cafeteria, as well as the carrying costs for property slated for development. Opening costs in fiscal year 2011 included the costs associated with opening one Luby’s Cafeteria restaurant, three Fuddruckers restaurants, one Fuddruckers Express restaurant, the carrying costs for one property slated for future development, and the support costs associated with franchisees opening one Fuddruckers restaurant.

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

Provision for asset impairments, net

The provision for asset impairments, net, increased $0.4 million in fiscal year 2012 compared to fiscal year 2011. The impairment charges in fiscal year 2012 relate to one terminated culinary location, and two leased restaurant properties that we continued to operate at the end of fiscal year 2013. The impairment charges in fiscal year 2011 relate to one closed restaurant property that was sold during the fiscal year and one closed restaurant property at the end of the fiscal year that was under contract to be sold. In each case, the actual or estimated net sales proceeds were less than the net carrying value of the assets.

Net Loss (Gain) on Disposition of Property and Equipment

The disposition of property and equipment in fiscal year 2012 resulted in a net loss of approximately $0.3 million, which included normal asset retirement activity in our restaurant units as well as the loss on disposition of assets at two restaurant locations that closed during fiscal year 2012. The disposition of property and equipment in fiscal year 2011 resulted in a net gain of approximately $1.6 million, which included gain on sales of restaurant properties in excess of net book value, partially offset by asset retirement activity in our restaurant units.

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

Discontinued Operations

The loss or income from discontinued operations was a $0.8 million loss in fiscal year 2012 compared to income of $0.2 million in fiscal year 2011. The loss of $0.8 million in fiscal year 2012 included (1) $0.8 million in “carrying costs” (typically rent, property taxes, utilities, and maintenance) associated with assets that were related to discontinued operations; (2) impairment charges of $0.9 million for certain assets related to discontinued operations; offset by (3) $0.5 million in gains on sales of assets related to discontinued assets and (4) a $0.4 million income tax benefit related to discontinued operations. The income of $0.2 million in fiscal year 2011 included (1) $2.4 million in gains on sales of assets related to discontinued assets partially offset by; (2) $1.4 million in carrying costs associated with assets that were related to discontinued operations; (3) impairment charges of $0.6 million for certain assets related to discontinued operations; and (4) a $0.2 million income tax provision related to discontinued operations.

LIQUIDITY AND CAPITAL RESOURCES

Cash and Cash Equivalents

General. Our primary sources of short-term and long-term liquidity are cash flows from operations and our revolving credit facility.

Cash and cash equivalents increased $0.3 million as of fiscal year end 2013 compared to fiscal year end 2012. Cash provided by operating activities of $29.4 million and cash provided by financing activities of $6.3 million was offset by cash used in investing activities of $35.5 million.

Cash flow from operations was favorably impacted by increased total revenue in fiscal year 2013 compared to fiscal year 2012 but unfavorably impacted by increased cost of food, payroll and related costs, occupancy costs and other operating costs. We increased our net borrowings from our revolving credit facility in fiscal year 2013 compared to fiscal year 2012 primarily due to the purchase of Cheeseburger in Paradise. We also increased our capital expenditures and we plan to continue the level of capital expenditures necessary to keep our restaurants attractive and operating efficiently.

Cash flow from operations was favorably impacted by increased total revenue in fiscal year 2012 compared to fiscal year 2011 and by significant improvements in cost of food, payroll and related costs and other operating costs. Although we decreased our repayments of our credit facility in fiscal year 2012 compared to fiscal year 2011, we increased our capital expenditures.

Cash and cash equivalents remained flat as of fiscal year end 2012 compared to fiscal year end 2011. Cash provided by operating activities of $29.3 million was offset by cash used in financing activities of $8.5 million and cash used in investing activities of $20.8 million.

Our cash requirements consisted principally of:

●	payments to reduce our debt

●	the acquisition of Cheeseburger in Paradise;

●	capital expenditures for culinary contract services development and construction, restaurant renovations and upgrades and information technology; and

●	working capital primarily for our company-owned restaurants and culinary contract services agreements.

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

The following table summarizes our cash flows from operating, investing and financing activities:

	Year Ended
	August 28, 2013	August 29, 2012	August 31, 2011
	(In thousands)
Total cash provided by (used in):
Operating activities	$29,442	$29,262	$16,453
Investing activities	(35,467)	(20,790)	3,034
Financing activities	6,330	(8,501)	(20,535)
Increase (decrease) in cash and cash equivalents	$305	$(29)	$(1,048)

Operating Activities. Cash flow from operating activities increased from $29.3 million in fiscal year 2012 to $29.4 million in fiscal year 2013. The $0.1 million increase in cash flow from operating activities was primarily due to a $0.6 million increase in Culinary Contract Services profit offset by an $0.3 million decrease in franchise segment level profit. Total revenue was $40.3 million higher in fiscal year 2013 than fiscal year 2012, offset by higher cost of food, payroll and related costs, occupancy costs and other operating costs of $40.2 million net of noncash accrued expense of $4.4 million in fiscal year 2013 compared to fiscal year 2012. Other operating costs include repairs and maintenance, utilities, services, occupancy costs and insurance costs

Cash flow from operating activities increased from $16.5 million in fiscal year 2011 to $29.3 million in fiscal year 2012. The $12.8 million increase in cash flow from operating activities was primarily due to an $8.9 million increase in segment level profit. Total revenue was $1.3 million higher in fiscal year 2012 than fiscal year 2011, cost of food, payroll and related costs and other operating costs were lower by $3.8 million, $2.9 million and $2.9 million, respectively, in fiscal year 2012 compared to fiscal year 2011, offset by higher costs of food service for culinary contract services. Other operating costs include repairs and maintenance, utilities, services, occupancy costs and insurance costs. Cash flow from operating activities further benefitted from $0.6 million in lower other operating costs related to discontinued operations, $0.9 million in lower interest payments and $0.7 million in lower payments for professional services.

Investing Activities. We generally reinvest available cash flows from operations to develop new restaurants, enhance existing restaurants and to support culinary contract services. In fiscal year 2013 we also purchased Cheeseburger in Paradise for $10.2 million. Cash used by investing activities was $35.5 million in fiscal year 2013 compared to cash used in investing activities of $20.8 million in fiscal year 2012. In fiscal year 2013, proceeds from disposal of assets, insurance and property held for sale was $6.0 million including $1.7 million related to discontinued operations. In fiscal year 2013, purchases of property and equipment were $31.3 million, including $30.7 million in capital expenditures related to company-owned restaurants, $0.5 million in corporate related capital expenditures and $0.1 million in capital expenditures related to culinary contract services. Company owned restaurant capital expenditures included purchases of new equipment and new restaurant construction. Our capital expenditure program includes, among other things, investments in new restaurants and Culinary Contract Services locations, restaurant remodeling, and information technology enhancements.

Cash used by investing activities was $20.8 million in fiscal year 2012 compared to cash provided by investing activities of $3.0 million in fiscal year 2011. In fiscal year 2012, proceeds from disposal of assets, insurance and property held for sale was $5.2 million including $4.7 million related to discontinued operations. In fiscal year 2012, purchases of property and equipment were $25.8 million, including $19.0 million in capital expenditures related to company-owned restaurants, $6.5 million in corporate related capital expenditures and $0.3 million in capital expenditures related to culinary contract services. In fiscal year 2012, the capital expenditures related to company owned assets included purchases of land for future use and construction costs related to new operating units. The corporate capital expenditures included the purchase of properties subsequently leased to a franchisee and the purchase of a previously leased property in discontinued operations.

Financing Activities. Cash provided by financing activities was $6.3 million in fiscal year 2013 and in fiscal year 2012 cash used by financing activities was $8.5 million. In fiscal year 2012 we reduced debt from $21.5 million at the August 31, 2011 to $13.0 million at August 29, 2012. In fiscal year 2013 we increased debt from $13.0 million at August 29, 2012 to $19.2 million at August 28, 2013.

Status of Long-Term Investments and Liquidity

At August 28, 2013, we did not hold any long-term investments.

Status of Trade Accounts and Other Receivables, Net

We monitor the aging of our receivables, including Fuddruckers franchising related receivables, and record provisions for uncollectability, as appropriate. Credit terms of accounts receivable associated with our CCS business vary from 30 to 45 days based on contract terms.

Working Capital

Current assets increased $1.5 million including a $0.3 million increase in cash. Trade accounts and other accounts receivable of $0.1 million, food and supply inventories increased $1.5 million and prepaid expenses increased $0.2 million. Deferred income taxes decreased $0.5 million. Accounts receivable increased $0.1 million due to increases in receivables related to culinary contract services, offset by a decrease in receivables related to franchise royalty payments. The $1.5 million increase in food and supply inventories was primarily due to the additional Cheeseburger restaurant inventories. The $0.5 million decrease in deferred tax assets is due to our realization of deferred tax assets in fiscal year 2013. The $0.2 million increase in prepaid expenses was primarily due to prepaid rent.

Current liabilities increased $9.3 million due to an $8.8 million increase in accounts payable and accrued expenses and other liabilities of $0.5 million. The $8.8 million increase in accounts payable was due to normal timing differences between payments, period end and calendar end dates of $1.6 million, a $2.4 million increase in checks in transit and a $4.4 million increase in accrued expenses. The increase of $0.5 million in accrued expenses and other liabilities is a result of increases in accruals related to taxes other than income taxes of $1.3 million, income taxes and other of $1.1 million, unredeemed gift cards of $0.4 million offset by decreases in accrued expenses for salaries and incentives of $1.7 million and accrued legal and professional fees of $0.6 million.

Capital Expenditures

Capital expenditures consist of purchases of real estate for future restaurant sites, culinary contract services investments, new unit construction, purchases of new and replacement restaurant furniture and equipment, and ongoing remodeling programs. Capital expenditures for fiscal year 2013 were approximately $31.3 million and related to recurring maintenance of our existing units, to improvement of our culinary contract services business and the development of future restaurant sites. We expect to be able to fund all capital expenditures in fiscal year 2014 using proceeds from the sale of assets, cash flows from operations and our available credit. We expect to spend approximately $35.0 million to $40.0 million on capital expenditures in fiscal year 2014.

DEBT

Revolving Credit Facility

In August 2013, we entered into a revolving credit facility with Wells Fargo Bank, National Association, as Administrative Agent, and Amegy Bank, National Association, as Syndication Agent. The following description summarizes the material terms of the revolving credit facility, (the revolving credit facility is referred to as the “2013 Credit Facility”). The 2013 Credit Facility is governed by the credit agreement dated as of August 14, 2013 (the “2013 Credit Agreement”) among us, the lenders from time to time party thereto, Wells Fargo Bank, National Association, as Administrative Agent, and Amegy Bank, National Association, as Syndication Agent. The 2013 Credit Agreement amends and restates the 2009 Credit Agreement (as defined below) in its entirety. The maturity date of the 2013 Credit Facility is September 1, 2017.

The aggregate amount of the lenders’ commitments under the 2013 Credit Facility was $70.0 million as of August 28, 2013. The 2013 Credit Facility also provides for the issuance of letters of credit in a maximum aggregate amount of $5.0 million outstanding as of August 14, 2013 and $15.0 million outstanding at any one time with prior written consent of the Administrative Agent and the Issuing Bank. At August 28, 2013, under the 2013 Credit Facility, the total available borrowing capacity was up to $49.8 million after applying the Lease Adjusted Leverage Ratio limitation, the available borrowing capacity was $41.0 million.

The 2013 Credit Facility is guaranteed by all of our present subsidiaries and will be guaranteed by our future subsidiaries. In addition to the bank’s increased commitment under the 2013 Credit Agreement, it may be increased to a maximum commitment of $90 million.

At any time throughout the term of the 2013 Credit Facility, we have the option to elect one of two bases of interest rates. One interest rate option is the greater of (a) the Federal Funds Effective Rate plus 0.50%, or (b) prime, plus, in either case, an applicable spread that ranges from 0.75% to 1.75% per annum. The other interest rate option is the London InterBank Offered Rate plus a spread that ranges from 2.50% to 3.50% per annum. The applicable spread under each option is dependent upon the ratio of our debt to EBITDA at the most recent determination date.

We are obligated to pay to the Administrative Agent for the account of each lender a quarterly commitment fee based on the average daily unused amount of the commitment of such lender, ranging from 0.30% to 0.40% per annum depending on the Total Leverage Ratio at the most recent determination date.

The proceeds of the 2013 Credit Facility are available for our general corporate purposes and general working capital purposes and capital expenditures.

Borrowings under the 2013 Credit Facility are subject to mandatory repayment with the proceeds of sales of certain of our real property, subject to certain exceptions.

The 2013 Credit Facility is secured by a perfected first priority lien on certain of our real property and all of the material personal property owned by us or any of our subsidiaries, other than certain excluded assets (as defined in the Credit Agreement). At August 28, 2013, the carrying value of the collateral securing the 2013 Credit Facility was $86.5 million.

The 2013 Credit Agreement contains the following covenants among others:

●

maintenance of a ratio of (a) EBITDA for the four fiscal quarters ending on the last day of any fiscal quarter to (b) the sum of (x) interest expense (as defined in the 2013 Credit Agreement) for such four fiscal-quarter-period plus (y) the outstanding principal balance of the loans as of the last day of such fiscal quarter divided by seven (the “Debt Service Coverage Ratio), of not less than 2.50 to 1.00 at all times,

●	maintenance of minimum net profit of $1.00 (1) for at least one of any two consecutive fiscal quarters, and (2) for any period of four consecutive fiscal quarters,

●

maintenance of a ratio of (a) the sum of (x) Indebtedness as of the last day of any fiscal quarter plus (y) eight times rental expense for the four fiscal quarters ending on the last day of any fiscal quarter to (b) the sum of (x) EBITDA for such four fiscal-quarter-period plus (y) rental expense for such four fiscal-quarter-period (the “Lease Adjusted Leverage Ratio”) of no more than 4.25 to 1.00 at all times ,

●	restrictions on incurring indebtedness, including certain guarantees and capital lease obligations,

●	restrictions on incurring liens on certain of our property and the property of our subsidiaries,

●	restrictions on transactions with affiliates and materially changing our business,

●	restrictions on making certain investments, loans, advances and guarantees,

●	restrictions on selling assets outside the ordinary course of business,

●	prohibitions on entering into sale and leaseback transactions,

●	restrictions on certain acquisitions of all or a substantial portion of the assets, property and/or equity interests of any person.

We were in compliance with the covenants contained in the 2013 Credit Agreement as of August 28, 2013.

The 2013 Credit Agreement also includes customary events of default. If a default occurs and is continuing, the lenders’ commitments under the 2013 Credit Facility may be immediately terminated and/or we may be required to repay all amounts outstanding under the 2013 Credit Facility.

As of August 28, 2013, we had $19.2 million in outstanding loans and $1.0 million committed under letters of credit, which were issued as security for the payment of insurance obligations.

2009 Credit Facility

In November 2009, we entered into a revolving credit facility with Wells Fargo Bank, National Association, as Administrative Agent, and Amegy Bank, National Association, as Syndication Agent. The following description summarizes the material terms of the revolving credit facility, as subsequently amended as of January 31, 2010, July 26, 2010, September 30, 2010, October 31, 2010, August 25, 2011, and October 20, 2011 (the revolving credit facility, together with all amendments thereto, is referred to as the “2009 Credit Facility”). The 2009 Credit Facility was governed by the Credit Agreement dated as of November 9, 2009 (as amended to date, the “Credit Agreement”) among us, the lenders from time to time party thereto, Wells Fargo Bank, National Association, as Administrative Agent, and Amegy Bank, National Association, as Syndication Agent. The 2009 Credit Agreement was amended and restated in its entirety with the execution of the 2013 Credit Agreement.

The aggregate amount of the lenders’ commitments under the 2009 Credit Facility was $50.0 million as of August 29, 2012. The 2009 Credit Facility also provided for the issuance of letters of credit in a maximum aggregate amount of $15.0 million outstanding at any one time.

The 2009 Credit Facility was guaranteed by all of our present subsidiaries. In addition, in connection with the expansion of the 2009 Credit Facility that accompanied our acquisition of substantially all of the assets of Fuddruckers in July 2010, Christopher J. Pappas, our President and Chief Executive Officer, and Harris J. Pappas, a member of our Board of Directors, guaranteed the payment of up to $13.0 million of our indebtedness under the 2009 Credit Facility. The maximum amount of this guaranty was reduced to $9.5 million on February 28, 2011, further reduced to $6.0 million on May 31, 2011 and finally reduced to zero as of August 25, 2011.

At any time throughout the term of the 2009 Credit Facility, we had the option to elect one of two bases of interest rates. One interest rate option was the greater of (a) the Federal Funds Effective Rate plus 0.50%, or (b) prime, plus, in either case, an applicable spread that ranged from 1.00% to 2.00% per annum. The other interest rate option was the London InterBank Offered Rate plus a spread that ranged from 2.75% to 3.75% per annum. The applicable spread under each option was dependent upon the ratio of our debt to EBITDA at the most recent determination date.

We were obligated to pay to the Administrative Agent for the account of each lender a quarterly commitment fee based on the average daily unused amount of the commitment of such lender, ranging from 0.30% to 0.45% per annum depending on the Total Leverage Ratio at the most recent determination date.

The proceeds of the 2009 Credit Facility was available for our general corporate purposes and general working capital purposes and capex.

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

The 2009 Credit Agreement contained the following covenants among others:

●

the maintenance of EBTIDA of not less than (1) $4,500,000 for the fiscal quarter ended August 25, 2010, (2) $2,500,000 for the fiscal quarter ended November 17, 2010, (3) $3,500,000 for the fiscal quarter ended February 9, 2011, (4) $7,000,000 for the fiscal quarter ended May 4, 2011 and (5) $6,500,000 for the fiscal quarter ended August 31, 2011,

●

maintenance of a ratio of (a) EBITDA for the four fiscal quarters ending on the last day of any fiscal quarter to (b) the sum of (x) interest expense (as defined in the 2009 Credit Agreement) for such four fiscal-quarter-period plus (y) the outstanding principal balance of the loans as of the last day of such fiscal quarter divided by seven (the “Debt Service Coverage Ratio), of not less than (1) 2.00 to 1.00, beginning with the end of the fourth quarter of fiscal 2011 and ending with the first quarter of fiscal 2012, (2) 2.25 to 1.00 beginning with the end of the second quarter of fiscal 2012 and ending with the first quarter of fiscal 2013, and (3) 2.50 to 1.00 beginning with the end of second quarter of fiscal 2013 and thereafter,

●

maintenance of minimum Tangible Net Worth (as defined in the 2009 Credit Amendment) at all times of not less than (1) $126.7 million as of the last day of the third fiscal quarter of fiscal 2011 and (2) increasing incrementally thereafter, as of the last day of each subsequent fiscal quarter, by an amount equal to 60% of our consolidated net income (if positive) for the fiscal quarter ending on such date,

●

maintenance of minimum net profit of $1.00 (1) for at least one of the first three fiscal quarters of our 2012 fiscal year, (2) for at least one of any two consecutive fiscal quarters beginning with the fourth fiscal quarter of our 2012 fiscal year, and (3) for any period of four consecutive fiscal quarters beginning with the four consecutive fiscal years ending with the fourth quarter of our 2011 fiscal year,

●	restrictions on incurring indebtedness, including certain guarantees and capital lease obligations,

●	restrictions on incurring liens on certain of our property and the property of our subsidiaries,

●	restrictions on transactions with affiliates and materially changing our business,

●	restrictions on making certain investments, loans, advances and guarantees,

●	restrictions on selling assets outside the ordinary course of business,

●	prohibitions on entering into sale and leaseback transactions,

●

limiting Capital Expenditures (as defined in the 2009 Credit Agreement) to $15.0 million for the fiscal year ended August 31, 2011, to $34.9 million for the fiscal year ended August 29, 2012, and for any subsequent fiscal year, to the sum of (1) the lesser of (a) $38.0 million or (b) an amount equal to 130% of EBITDA for the immediately preceding fiscal year plus (2) any unused availability for capital expenditures from the immediately preceding fiscal year, and

●	restrictions on certain acquisitions of all or a substantial portion of the assets, property and/or equity interests of any person.

We were in compliance with the covenants contained in the 2009 Credit Agreement as of August 14, 2013.

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

Contractual Obligations

At August 28, 2013, we had contractual obligations and other commercial commitments as described below:

	Payments due by Period
Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	After 5 Years
	(In thousands)
Long-term debt (a)	$19,247	$–	$40	$19,207	$–
Operating lease obligations (b)	82,601	13,516	21,932	14,218	32,935
Uncertain tax positions liability (c)	769	769	–	–	–
Total	$102,617	$14,285	$21,972	$33,425	$32,935

	Amount of Commitment by Expiration Period
Other Commercial Commitments	Total	Fiscal Year 2014	Fiscal Years 2014-2015	Fiscal Years 2016-2017	Thereafter
	(In thousands)
Revolving credit facility (2009 Credit Facility)	$19,200	$–	$–	$19,200	$–
Letters of credit	$983	$983	$–	$–	$–

(a)	Long-term debt consists of amounts owed on the 2013 credit facility and note relating to Fuddruckers Tulsa purchase plus interest on note.
(b)	Operating lease obligations contain rent escalations and renewal options ranging from one to twenty-five years.
(c)	The $1.0 million of unrecognized tax benefits have been recorded as liabilities. The timing and amounts of future cash payments related to these liabilities are uncertain.

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

Long-term liabilities reflected in our consolidated financial statements as of August 28, 2013 included amounts accrued for benefit payments under our supplemental executive retirement plan of $0.1 million, accrued insurance reserves of $0.6 million and deferred rent liabilities of $2.6 million.

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

Under the terms of the Master Sales Agreement, the Pappas entities continue to provide specialized (customized) equipment fabrication primarily for new construction and basic equipment maintenance, including stainless steel stoves, shelving, rolling carts, and chef tables. The total costs under the Master Sales Agreement of custom-fabricated and refurbished equipment were zero, $139,000 and $27,000 in fiscal years 2013, 2012 and 2011, respectively. The decrease in fiscal year 2013 was primarily due to fewer restaurant openings in fiscal year 2013 than fiscal year 2012. Services provided under this agreement are subject to review and approval by the Finance and Audit Committee of our Board of Directors.

Operating Leases

In the third quarter of fiscal year 2004, Messrs. Pappas became partners in a limited partnership which purchased a retail strip center in Houston, Texas. Messrs. Pappas collectively own a 50% limited partner interest and a 50% general partner interest in the limited partnership. A third party company manages the center. One of our restaurants has rented approximately 7% of the space in that center since 1969. No changes were made to our lease terms as a result of the transfer of ownership of the center to the new partnership. We made payments of approximately $426,000, $332,000 and $326,000 during fiscal years 2013, 2012 and 2011, respectively, pursuant to the terms of the lease agreement, which currently includes an annual base rate of $14.64 per square foot per year plus maintenance taxes and insurance.

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

Affiliated rents paid for the Houston property lease represented 2.7%, 2.6% and 2.6% of total rents for continuing operations in fiscal years 2013, 2012 and 2011, respectively.

The following table compares current and prior fiscal year-to-date charges incurred under the Master Sales Agreement, affiliated property leases and other related party agreements to our total capital expenditures, as well as relative general and administrative expenses and Other operating expenses included in continuing operations:

	Year Ended
	August 28, 2013	August 29, 2012	August 31, 2011
	(364 days)	(364 days)	(371 days)
	(In thousands)
AFFILIATED COSTS INCURRED:
General and administrative expenses—professional and other costs	$50	$50	$54
Capital expenditures—custom-fabricated and refurbished equipment	—	139	27
Other operating expenses, occupancy costs and opening costs, including property leases	426	332	329
Total	$476	$521	$410
RELATIVE TOTAL COMPANY COSTS:
General and administrative expenses	$32,121	$30,678	$29,530
Capital expenditures	31,339	25,845	11,038
Other operating expenses, occupancy costs and opening costs	88,702	72,613	75,266
Total	$152,162	$129,136	$115,834
AFFILIATED COSTS INCURRED AS A PERCENTAGE OF RELATIVE TOTAL COMPANY COSTS	0.31%	0.40%	0.35%

In November 2005, Christopher Pappas entered into a new employment agreement that was subsequently amended in August 2012 to extend the termination date thereof to December 2013. Mr. Pappas continues to devote his primary time and business efforts to Luby’s, Inc. while maintaining his role at Pappas Restaurants, Inc.

On July 26, 2010, Christopher and Harris J. Pappas entered into a guaranty agreement with the Company’s lenders in conjunction with the expansion of the Company’s 2009 Credit Facility. With the execution of the Fifth Amendment to the 2009 Credit Agreement on August 25, 2011, the Pappas guaranty agreement was terminated.

On December 20, 2011, the Board of Directors of the Company approved the renewal of a consultant agreement with Ernest Pekmezaris, the Company’s former Chief Financial Officer. Under the agreement, Mr. Pekmezaris furnished to the Company advisory and consulting services related to finance and accounting matters and other related consulting services. The agreement expired July 31, 2013. Mr. Pekmezaris is also the Treasurer of Pappas Restaurants, Inc. Compensation for the services provided by Mr. Pekmezaris to Pappas Restaurants, Inc. was paid entirely by that entity.

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

At the end of fiscal year 2010, total deferred tax assets were approximately $14.5 million. Management reviewed the positive and negative evidence to determine whether these deferred tax assets would more likely than not be realized. The negative evidence was that again the Company experienced a loss from continuing operations and would report a net operating loss for federal income taxes. On the positive side, however, the loss for the year was significantly less than in the prior year and expectations were that the improvements would continue as a result of the closure of certain underperforming restaurants. Also, the Company acquired substantially all the assets of Fuddruckers at the end of fiscal year 2010 with expectations of additional operational income in the future. Management incorporated these factors into projections of future taxable income but could not determine that it was more likely than not that all of the deferred tax assets would be realized over the projection period. A valuation allowance was still necessary but not in the same amount as the previous year. Management concluded that a valuation allowance of approximately $3.1 million at August 25, 2010 was necessary. The valuation allowance partially offset our NOL carryovers to future years and our carryover of federal general business tax credits and other credits. The reduction of the valuation allowance from August 26, 2009 was reported as part of the tax benefit included in income/(loss) from continuing operations for fiscal year 2010.

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

At the end of fiscal year 2012, total deferred tax assets were approximately $11.7 million. Management reviewed the positive and negative evidence to determine whether these deferred tax assets would be realized. On the negative side, the Company has federal income tax NOL carryovers of approximately $1.2 million, tax effected, and general business credit and foreign tax credit carryovers of approximately $6.4 million, which will begin to expire at the end of fiscal year 2030 and 2022, respectively, if not utilized by then. On the positive side, the Company earned income from continuing operations for fiscal year 2012 and had cumulative income from continuing operations for the combined three years ending in fiscal year 2012. Additionally, the Company reported net taxable income on the fiscal year 2012 federal income tax return of approximately $10.3 million, before the utilization of NOL carryovers. Further, management forecasted the Company’s future operational performance and taxable income, adjusted by varying probability factors, and anticipated that all of its federal NOL carryovers and general business tax carryovers would be fully realized within five years. This was a significant improvement and indicated the Company’s cash flow and capital redeployment plan was working. Management was confident that the integration of Fuddruckers and improvements in other operations would provide sufficient future revenue to allow the utilization of the deferred tax assets. Management incorporated these factors into its evaluation of the realization the deferred tax assets, and determined that it would more likely than not that all of the deferred tax assets would be realized, such that a valuation allowance was no longer necessary. Management concluded that the valuation allowance of approximately $2.6 million should be removed as of the end of fiscal year 2012. The reduction of the valuation allowance is reported as part of the net tax expense included in Income/(loss) from continuing operations for fiscal year 2012.

At the end of fiscal year 2013, total deferred tax assets were approximately $12.3 million. Management reviewed the positive and negative evidence to determine whether these deferred tax assets would be realized. On the negative side, the Company has federal income tax NOL carryovers of approximately $0.7 million, tax effected, and general business credit and foreign tax credit carryovers of approximately $7.6 million, which will begin to expire at the end of fiscal year 2030 and 2022, respectively, if not utilized by then. On the positive side, the Company earned income from continuing operations for fiscal year 2013 and has cumulative income from continuing operations for the combined three years ended in fiscal year 2013. Additionally, the Company is estimated to report net taxable income on the fiscal year 2013 federal income tax return of approximately $2.7 million, before the utilization of NOL carryovers. Further, management has forecasted the Company’s future operational performance and taxable income, adjusted by varying probability factors, and anticipates that all of its federal NOL carryovers and general business tax carryovers will be fully realized within five years. Management incorporated these factors into its evaluation of the realization the deferred tax assets, and has determined that it is more likely than not that all of the deferred tax assets will be realized, such that a valuation allowance is not currently necessary.

Two of the most significant items included in deferred tax assets are NOL carryovers and general business tax credits. Both of these items may be carried over up to twenty years in the future for possible utilization in the future. NOL carryover amounts began in fiscal year 2010 and will begin to expire at the end of fiscal year 2030 through fiscal year 2031, if not utilized by then. The carryover of general business tax credits and other credits were also impacted by amended federal returns, and subsequent to these filings, general business tax credit amounts carryover beginning in fiscal year 2002 and will begin to expire at the end of fiscal year 2022 through 2033, if not utilized by then.

The valuation allowance amounts as of fiscal year 2009 and 2010 partially offset our NOL carryovers to future years and our carryover of general business tax credits. The valuation allowance as of fiscal year 2011 partially offset only our carryover of general business tax credits since a valuation allowance on our NOL carryovers was no longer necessary, as these assets were more likely than not to be fully realized. Considering continuing operational performance and forecasted taxable income projections, management anticipated the NOL carryovers as of the end of fiscal year 2012 to be realized within five years subsequent. The reversals of the valuation allowance amounts in fiscal years 2010, 2011 and 2012 were based upon continued improvement in current and projected operational performance, ability to utilize NOL amounts through carryforward and carryback, as well as a declining sustained loss from continuing operations in fiscal year 2010 relative to the prior year, and increasing income from continuing operations in fiscal years 2011 and 2012. This positive and negative evidence was weighed, and in each year an increasing portion of our deferred tax assets was determined to be realizable, on a more likely than not basis, with corresponding adjustments to the valuation allowance. The reductions of the valuation allowance in fiscal years 2010, 2011 and 2012 are reported as part of the income tax expense (or benefit) included in income (loss) from continuing operations for the year.

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

Tangible Property Regulations

In September 2013, the U.S. Treasury issued final regulations addressing the tax consequences associated with the acquisition, production and improvement of tangible property and which are generally effective for taxable years beginning on or after January 1, 2014, which for the Company is its year beginning August 28, 2014. The Company plans to timely adopt these regulations and, at this time, has not evaluated the impact of these regulations on its consolidated financial statements.

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

For assets held for use, we estimate future cash flows using assumptions based on possible outcomes of the areas analyzed. If the undiscounted future cash flows are less than the carrying value of our location’s assets, we record an impairment based on an estimate of discounted cash flows. The estimates of future cash flows, based on reasonable and supportable assumptions and projections, require management’s subjective judgments. Assumptions and estimates used include operating results, changes in working capital, discount rate, growth rate, anticipated net proceeds from disposition of the property and if applicable, lease terms. The span of time for which future cash flows are estimated is often lengthy, increasing the sensitivity to assumptions made. The time span is longer and could be 20 to 25 years for newer properties, but only 5 to 10 years for older properties. Depending on the assumptions and estimates used, the estimated future cash flows projected in the evaluation of long-lived assets can vary within a wide range of outcomes. We consider the likelihood of possible outcomes in determining the best estimate of future cash flows. The measurement for such an impairment loss is then based on the fair value of the asset as determined by discounted cash flows. We operated 179 restaurants as of November 4, 2013 and periodically experience unanticipated changes in our assumptions and estimates. Those changes could have a significant impact on discounted cash flow models with a corresponding significant impact on the measurement of an impairment. Gains are not recognized until the assets are disposed.

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

NEW ACCOUNTING PRONOUNCEMENTS

In July 2012, the FASB issued ASU No. 2012-02, Testing Indefinite-Lived Intangible Assets for Impairment (Topic 350). This pronouncement was issued to simplify how entities test for impairment of indefinite-lived intangible assets. Under this pronouncement, an entity has the option first to assess qualitative factors to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired. In conclusion of this assessment, if an entity finds that it is not more likely that not than an indefinite-lived intangible asset is impaired, then the entity is not required to take further action. However, is an entity concludes otherwise, then it is required to determine the fair value of the indefinite-lived intangible asset and perform the quantitative impairment test by comparing the fair value with the carrying amount in accordance with ASC Topic 350, “Intangibles—Goodwill and Other.” This pronouncement is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012 with early adoption permitted. The adoption of this pronouncement is not expected to have a material impact on the Company’s consolidated financial statements.

In February 2013, the FASB issued ASU No. 2013-02, Comprehensive Income (Topic 220), which updated guidance amending the reporting of amounts reclassified out of accumulated other comprehensive income. These amendments do not change the current requirements for reporting net income or other comprehensive income in the financial statements. However, the guidance requires an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component, either on the face of the financial statement where net income is presented or in the notes to the financial statements. This guidance is effective for fiscal periods beginning after December 15, 2012, and is to be applied prospectively. The adoption of this pronouncement is not expected to have a material impact on the Company’s consolidated financial statements.

In February 2013, the FASB issued ASU No. 2013-04, Liabilities (Topic 405), which provides guidance for the recognition, measurement and disclosure of obligations resulting from joint and several liability arrangements for which the total amount of the obligation within the scope of this guidance is fixed at the reporting date. Examples of obligations within this guidance are debt arrangements, other contractual obligations and settled litigation and judicial rulings. The pronouncement is effective for fiscal years and interim periods within those fiscal years, after December 15, 2013. The adoption of this pronouncement is not expected to have a material impact on the Company’s consolidated financial statements.

In April 2013, the FASB issued ASU No. 2013-007, Liquidation Basis of Accounting (Topic 205), which requires a company to prepare its financial statements using liquidation basis of accounting (LBA) when liquidation is imminent. The pronouncement is effective for entities that determine liquidation is imminent during annual reporting periods beginning after December 15, 2013. The adoption of this pronouncement is not expected to have a material impact on the Company’s consolidated financial statements.

In July 2013, the FASB issued ASU No. 2013-11, Income Taxes (Topic 740), which provides that an unrecognized tax benefit, or a portion thereof, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss or a tax credit carryforward, except to the extent that a net operating loss carryforward, a similar tax loss or a tax credit carryforward is not available at the reporting date to settle any additional income taxes that would result from disallowance or a tax provision or the tax law does not require the entity to use and the entity does not intend to use the deferred tax asset for such purposes, then the unrecognized tax benefit should be presented as a liability. The pronouncement is effective for fiscal years and interim periods within those fiscal years, after December 15, 2013. The adoption of this pronouncement is not expected to have a material impact on the Company’s consolidated financial statements.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risk from changes in interest rates affecting our variable-rate debt. As of fiscal year end 2013, the total amount of debt subject to interest rate fluctuations outstanding under our Amended New Credit Facility was $19.2 million. Assuming an average debt balance of $19.2 million, a 1.0% increase in prevailing interest rates would increase our annual interest expense by $0.2 million.

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

Item  8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders

Luby’s, Inc.

We have audited the accompanying consolidated balance sheets of Luby’s, Inc. (a Delaware corporation) (and subsidiaries) (the "Company") as of August 28, 2013 and August 29, 2012, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended August 28, 2013. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Luby’s, Inc. and subsidiaries as of August 28, 2013 and August 29, 2012, and the results of their operations and their cash flows for each of the three years in the period ended August 28, 2013 in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of August 28, 2013, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated November 12, 2013 expressed an unqualified opinion.

/s/ GRANT THORNTON LLP

Houston, Texas

November 12, 2013

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders

Luby’s, Inc.

We have audited the internal control over financial reporting of Luby’s, Inc. (a Delaware corporation) (and its subsidiaries) (the "Company") as of August 28, 2013, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of August 28, 2013, based on criteria established in Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of the Company as of and for the year ended August 28, 2013, and our report dated November 12, 2013 expressed an unqualified opinion on those financial statements.

/s/ GRANT THORNTON LLP

Houston, Texas

November 12, 2013

 Luby’s, Inc.

Consolidated Balance Sheets

	August 28, 2013	August 29, 2012
	(In thousands, except share data)
ASSETS
Current Assets:
Cash and cash equivalents	$1,528	$1,223
Trade accounts and other receivables, net	4,083	4,000
Food and supply inventories	5,026	3,561
Prepaid expenses	3,183	3,008
Assets related to discontinued operations	21	42
Deferred income taxes	1,436	1,932
Total current assets	15,277	13,766
Property held for sale	449	602
Assets related to discontinued operations	4,189	4,844
Property and equipment, net	190,519	173,633
Intangible assets, net	25,517	26,679
Goodwill	2,169	195
Deferred income taxes	7,923	9,354
Other assets	4,262	1,944
Total assets	$250,305	$231,017
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$23,655	$14,849
Liabilities related to discontinued operations	440	442
Accrued expenses and other liabilities	21,178	20,646
Total current liabilities	45,273	35,937
Credit facility debt	19,200	13,000
Liabilities related to discontinued operations	304	1,133
Other liabilities	8,010	8,288
Total liabilities	72,787	58,358
Commitments and Contingencies
SHAREHOLDERS’ EQUITY
Common stock, $0.32 par value; 100,000,000 shares authorized; Shares issued were 28,804,344 and 28,677,203, respectively; Shares outstanding were 28,304,344 and 28,177,203, respectively	9,217	9,176
Paid-in capital	26,065	24,532
Retained earnings	147,011	143,726
Less cost of treasury stock, 500,000 shares	(4,775)	(4,775)
Total shareholders’ equity	177,518	172,659
Total liabilities and shareholders’ equity	$250,305	$231,017

The accompanying notes are an integral part of these consolidated financial statements.

Luby’s, Inc.

Consolidated Statements of Operations

	Year Ended
	August 28, 2013	August 29, 2012	August 31, 2011
	(In thousands except per share data)
SALES:
Restaurant sales	$366,155	$324,536	$325,383
Culinary contract services	16,693	17,711	15,619
Franchise revenue	6,937	7,232	7,092
Vending revenue	565	618	654
TOTAL SALES	390,350	350,097	348,748
COSTS AND EXPENSES:
Cost of food	104,993	90,416	94,166
Payroll and related costs	126,306	112,028	115,119
Other operating expenses	66,382	54,233	56,830
Occupancy costs	21,537	17,985	18,090
Opening costs	783	395	346
Cost of culinary contract services	14,874	16,545	14,516
Depreciation and amortization	18,533	17,894	17,125
General and administrative expenses	32,121	30,678	29,530
Provision for asset impairments, net	615	451	84
Net loss (gain) on disposition of property and equipment	(1,723)	278	(1,574)
Total costs and expenses	384,421	340,903	344,232
INCOME FROM OPERATIONS	5,929	9,194	4,516
Interest expense	(920)	(942)	(2,443)
Other income, net	1,052	1,067	1,275
Income before income taxes and discontinued operations	6,061	9,319	3,348
Provision for income taxes, net	1,839	1,706	548
Income from continuing operations	4,222	7,613	2,800
Income (loss) from discontinued operations, net of income taxes	(937)	(759)	165
NET INCOME	$3,285	$6,854	$2,965
Income per share from continuing operations:
Basic	$0.15	$0.27	$0.09
Assuming dilution	$0.15	$0.27	$0.09
Income (loss) per share from discontinued operations:
Basic	$(0.04)	$(0.03)	$0.01
Assuming dilution	$(0.04)	$(0.03)	$0.01
Net income per share:
Basic	$0.11	$0.24	$0.10
Assuming dilution	$0.11	$0.24	$0.10
Weighted-average shares outstanding:
Basic	28,618	28,351	28,237
Assuming dilution	28,866	28,429	28,297

The accompanying notes are an integral part of these consolidated financial statements.

 Luby’s, Inc.

Consolidated Statements of Shareholders’ Equity

(In thousands)

	Common Stock
	Issued		Treasury
	Shares	Amount	Shares	Amount	Paid-In Capital	Retained Earnings	Total Shareholders’ Equity
Balance at August 25, 2010	28,564	9,140	(500)	(4,775)	23,089	133,907	161,361
Net income for the year	—	—	—	—	—	2,965	2,965
Common stock issued under nonemployee director benefit plans	2	1	—	—	3	—	4
Common stock issued under employee benefit plans	5	2	—	—	21	—	23
Reduction in excess tax benefits from share-based compensation	—	—	—	—	(71)	—	(71)
Share-based compensation expense	80	25	—	—	730	—	755
Balance at August 31, 2011	28,651	9,168	(500)	(4,775)	23,772	136,872	165,037
Net income for the year	—	—	—	—	—	6,854	6,854
Reduction in excess tax benefits from stock options	—	—	—	—	(27)	—	(27)
Share-based compensation expense	26	8	—	—	787	—	795
Balance at August 29, 2012	28,677	$9,176	(500)	$(4,775)	$24,532	$143,726	$172,659
Net income for the year	—	—	—	—	—	3,285	3,285
Common stock issued under nonemployee director benefit plans	28	9	—	—	19	—	28
Common stock issued under employee benefit plans	80	26	—	—	350	—	376
Increase in excess tax benefits from share-based compensation	—	—	—	—	64	—	64
Share-based compensation expense	19	6	—	—	1,100	—	1,106
Balance at August 28, 2013	28,804	$9,217	(500)	$(4,775)	$26,065	$147,011	$177,518

The accompanying notes are an integral part of these consolidated financial statements.

 Luby’s, Inc.

Consolidated Statements of Cash Flows

	Year Ended
	August 28, 2013	August 29, 2012	August 31, 2011
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$3,285	$6,854	$2,965
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for asset impairments, net of gains/losses on property sales	(451)	1,084	(3,317)
Depreciation and amortization	18,571	17,974	17,278
Provision for doubtful accounts	–	382	298
Amortization of debt issuance cost	112	112	893
Non-cash compensation expense	404	–	27
Share-based compensation expense	1,106	795	755
Gain on acquisition	–	–	(137)
(Increase) reduction in tax benefits from share-based compensation	(64)	27	71
Deferred tax expense (benefit)	586	(341)	1,007
Cash provided by operating activities before changes in operating asset and liabilities	23,549	26,887	19,840
Changes in operating assets and liabilities:
Decrease (increase) in trade accounts and other receivables	10	55	(2,522)
Decrease (increase) in food and supply inventories	(903)	629	(1,094)
Decrease (increase) in prepaid expenses and other assets	760	(1,448)	(952)
Increase in accounts payable, accrued expenses and other liabilities	6,026	3,139	1,181
Net cash provided by operating activities	29,442	29,262	16,453
CASH FLOWS FROM INVESTING ACTIVITIES:
Repayment (issuance) of note receivable	80	(177)	–
Acquisition of Cheeseburger in Paradise	(10,169)	–	–
Acquisition of Fuddruckers	–	–	(600)
Proceeds from disposal of assets, insurance proceeds and property held for sale	5,961	5,232	14,672
Purchases of property and equipment	(31,339)	(25,845)	(11,038)
Net cash provided by (used in) investing activities	(35,467)	(20,790)	3,034
CASH FLOWS FROM FINANCING ACTIVITIES:
Credit facility borrowings	69,700	43,300	86,650
Credit facility repayments	(63,500)	(51,800)	(106,650)
Debt issuance costs	(338)	(1)	(562)
Tax benefit on stock option expense	64	–	–
Proceeds received on the exercise of employee stock options	404	–	27
Net cash provided by (used in) financing activities	6,330	(8,501)	(20,535)
Net increase (decrease) in cash and cash equivalents	305	(29)	(1,048)
Cash and cash equivalents at beginning of year	1,223	1,252	2,300
Cash and cash equivalents at end of year	$1,528	$1,223	$1,252

The accompanying notes are an integral part of these consolidated financial statements.

Luby’s, Inc.

Notes to Consolidated Financial Statements

Fiscal Years 2012, 2011 and 2010

Note 1. Nature of Operations and Significant Accounting Policies

Nature of Operations

Luby’s, Inc. is based in Houston, Texas. As of August 28, 2013, the Company owned and operated 180 restaurants, with 116 in Texas and the remainder in other states. In addition, the Company received royalties from 116 franchises as of August 28, 2013 located primarily throughout the United States. The Company’s owned and franchised restaurant locations are convenient to shopping and business developments as well as to residential areas. Accordingly, the restaurants appeal variety of customers at breakfast, lunch and dinner. Culinary Contract Services consists of contract arrangements to manage food services for clients operating in primarily three lines of business: health care, higher education and corporate dining.

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

Advertising Expenses

Advertising costs are expensed as incurred. Total advertising expense included in Other operating expenses was $3.9 million, $2.4 million and $2.0 million in fiscal years 2013, 2012 and 2011, respectively.

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

Accounting Periods

The Company’s fiscal year ends on the last Wednesday in August. Accordingly, each fiscal year normally consists of 13 four-week periods, or accounting periods, accounting for 364 days in the aggregate. However, every fifth or sixth year, we have a fiscal year that consists of 53 weeks, accounting for 371 days in the aggregate; fiscal year 2011 was such a year. Each of the first three quarters of each fiscal year consists of three four-week periods, while the fourth quarter normally consists of four four-week periods. However, the fourth quarter of fiscal year 2011, as a result of the additional week, consisted of three four-week periods and one five-week period, accounting for 17 weeks, or 119 days, in the aggregate. Fiscal years 2013 and 2012 both contained 52 weeks. Comparability between quarters may be affected by the varying lengths of the quarters, as well as the seasonality associated with the restaurant business.

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

Reclassifications

Occupancy costs have been reclassified from Other operating expenses to a separate line item on the Consolidated Statements of Operations and group insurance employer portion of 401K matching and employee meal costs have been reclassified from Other operating expenses to Payroll and related costs to provide comparability to financial results reported by our peers in the industry. All prior period results have been reclassified to conform to the current year presentation.

Below is a summary of the reclassified expenses:

	Year Ended
	August 28, 2013	August 29, 2012	August 31, 2011
	(In thousands)

Other operating expenses (previous classification)	$90,011	$74,313	$77,637
Occupancy costs	(21,537)	(17,985)	(18,090)
Group insurance	(1,763)	(1,868)	(2,036)
401K employer match	(322)	(212)	—
Employee meals	(8)	(15)	(681)
Other operating expenses (as reported)	$66,381	$54,233	$56,830
Payroll and related costs (previous classification)	$124,213	$109,933	$112,402
Group insurance	1,763	1,868	2,036
401K employer match	322	212	—
Employee meals	8	15	681
Payroll and related costs (as reported)	$126,306	$112,028	$115,119

The entire fiscal activity of stores closed as discussed in Discontinued Operations above have been reclassified to discontinued operations.

Subsequent Events

Events subsequent to the Company’s fiscal year ended August 28, 2013 through the date of issuance of the financial statements are evaluated to determine if the nature and significance of the event warrants inclusion in the Company’s annual report.

Note 2. Acquisitions

Cheeseburger in Paradise

The Company through its newly created subsidiary, Paradise Cheeseburgers, LLC, purchased 100% of the membership units of Paradise Restaurant Group, LLC and affiliated companies which operate Cheeseburger in Paradise brand restaurants (collectively, “Cheeseburger in Paradise”) on December 6, 2012 for $10.2 million in cash. The Company assumed $2.4 million of Cheeseburger in Paradise obligations, real estate leases and contracts. The Company funded the purchase with existing cash reserves and borrowings from its credit facility.

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

The Company has accounted for the acquisition of Cheeseburger in Paradise using the acquisition method and, accordingly, the results of operations related to this acquisition have been included in the consolidated results of the Company since the acquisition date. The Company incurred $0.4 million in acquisition costs which were expensed as incurred and classified as general and administrative expenses on the consolidated statements of operations.

The allocation of the purchase price for the acquisition requires extensive use of accounting estimates and judgments to allocate the purchase price to tangible and intangible assets acquired and liabilities assumed based on respective fair values. The purchase price for the Company’s acquisition of Cheeseburger in Paradise and the assumption of liabilities is based on estimates of fair values at the acquisition date. The Company’s fair value estimates for the purchase price allocation may change during the allowable period, which is up to one year from the acquisition date to provide sufficient time to develop fair value estimates. The fair values that take longer to estimate and are more likely to change include property and equipment, intangible assets and leases.

Such valuations require significant estimates and assumptions. The Company believes the fair values assigned to the assets acquired and liabilities assumed are based on reasonable assumptions.

The following table summarizes the estimated fair values of net assets acquired and liabilities assumed, in thousands:

Cash and cash equivalents	$58
Accounts receivable	93
Inventories	561
Other current assets	376
Property and equipment	6,374
Liquor licenses and permits	188
Favorable leases	2,646
License agreement and trade name	254
Goodwill	1,975
Accrued liabilities	(2,356)
Net acquisition cost	$10,169

The license agreement and trade name relates to a perpetual license to use intangible assets including trademarks, service marks and publicity rights related to Cheeseburger in Paradise owned by Jimmy Buffet and affiliated entities. In return, the Company will pay a royalty fee of 2.5% of gross sales, less discounts, at acquired Cheeseburger in Paradise locations to an entity owned or controlled by Jimmy Buffet. The trade name represents a respected brand with positive customer loyalty, and the Company intends to cultivate and protect the use of the trade name.

The Company will amortize the fair value allocated to the license agreement and trade name over an expected accounting life of 15 years based on the expected use of its assets and the restaurant environment in which it is being used. The Company recorded approximately $11 thousand of amortization expense for the fiscal year ended August 28, 2013, which is classified as depreciation and amortization expense in the accompanying consolidated statement of operations. Because the value of these assets will be amortized using the straight-line method over 15 years, the annual amortization will be $17 thousand in future years.

A portion of the acquired lease portfolio contained favorable leases. Acquired lease terms were compared to current market lease terms to determine if the acquired leases were below or above the current rates tenants would pay for similar leases. The favorable lease assets totaled $2.6 million and are recorded in other assets and, after considering renewal periods, have an estimated weighted average life of approximately 20.3 years at August 28, 2013. There were determined to be no unfavorable leases. The favorable leases are amortized to rent expense on a straight line basis over the lives of the related leases. The Company recorded $88 thousand of amortization expense for the year ended August 28, 2013, which is classified as additional rent expense in the accompanying consolidated statement of operations.

The following table shows the prospective amortization of the favorable lease asset:

	Fiscal Year Ended
	August 27, 2014	August 26, 2015	August 31, 2016	August 30, 2017	August 29, 2018
	(In thousands)
Favorable	$132	$132	$132	$132	$132

Annual depreciation expense will be approximately $0.5 million of the $6.4 million of property and equipment.

The Company also recorded an intangible asset for goodwill in the amount of $2.0 million. Goodwill is considered to have an indefinite useful life and is not amortized but is tested for impairment at least annually. The total amount of goodwill is expected to be deductible for income tax purposes.

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

	Year Ended
	August 28, 2013	August 29, 2012
	(Unaudited)	(Unaudited)
	(In thousands, except per share data)
Pro forma total sales	$401,960	$403,572
Pro forma income from continuing operations	3,397	8,494
Pro forma net income	2,274	7,734
Pro forma income from continuing operations per share
Basic	0.12	0.30
Diluted	0.12	0.30
Pro forma net income per share
Basic	0.08	0.27
Diluted	0.08	0.27

Included in the Consolidated Statement of Operations for the year ended August 28, 2013 were actual restaurant sales for Cheeseburger in Paradise of $35.7 million and loss from operations for Cheeseburger in Paradise of $1.8 million. Excluding first year integration costs of $0.7 million after-tax, the loss from operations related to Cheeseburger in Paradise included in the Consolidated Statement of Operations for the year ended August 28, 2013 was $1.1 million.

Fuddruckers

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

The Company believes the acquisition of this location does not have a material effect on the consolidated financial statements. The Company accounted for this acquisition using the acquisition method. The allocation of the purchase price for the acquisition required extensive use of accounting estimates.

Note 3. Reportable Segments

The Company has three reportable segments: Company-owned restaurants, franchise operations and Culinary Contract Services.

Company-owned restaurants

Company-owned restaurants consists of several brands which are aggregated into one reportable segment because the nature of the products and services, the production processes, the customers, the methods used to distribute the products and services, the nature of the regulatory environment are alike, and store level profit margin is similar. The chief operating decision maker analyzes Company-owned restaurants at store level profit which is revenue less cost of food, payroll and related costs and other operating costs. The primary brands are Luby’s Cafeteria, Fuddruckers and Cheeseburger in Paradise with a couple of non-core restaurant locations under other brand names (i.e., Koo Koo Roo California Bistro). Both Luby’s and Fuddruckers are casual dining, counter service restaurants. Each restaurant is an operating segment because operating results and cash flow can be determined for each restaurant.

The total number of Company-owned restaurants at the end of fiscal years 2013, 2012 and 2011 was 180, 154, and 156, respectively.

Culinary Contract Services

Culinary Contract Services operation, branded as Luby’s Culinary Contract Services, consists of a business line servicing healthcare, higher education and corporate dining clients. The healthcare accounts are full service and typically include in-room delivery, catering, vending, coffee service and retail dining. Culinary Contract Services had contracts with long-term acute care hospitals, acute care medical centers, ambulatory surgical centers, behavioral hospitals, business and industry clients, and higher education institutions. Culinary Contract Services has the unique ability to deliver quality services that include facility design and procurement as well as nutrition and branded food services to our clients. The costs of Culinary Contract Services on the Consolidated Statements of Operations includes all food, payroll and related costs and Other operating expenses related to Culinary Contract Services sales.

The total number of Culinary Contract Services contracts at the end of fiscal years 2013, 2012 and 2011 was 21, 18 and 22, respectively.

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

The number of franchised restaurants was 116 at fiscal end 2013, 125 at fiscal year end 2012 and 122 at fiscal year end 2011.

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

	Years Ended
	August 28, 2013	August 29, 2012	August 31, 2011
	(In thousands)
Sales:
Company-owned restaurants	$366,720	$325,154	$326,037
Culinary contract services	16,693	17,711	15,619
Franchising	6,937	7,232	7,092
Total	$390,350	$350,097	$348,748
Segment level profit:
Company-owned restaurants	$47,502	$50,494	$41,832
Culinary contract services	1,819	1,166	1,103
Franchising	6,937	7,232	7,092
Total	$56,258	$58,892	$50,027
Depreciation and amortization:
Company-owned restaurants	$16,574	$15,990	$15,208
Culinary contract services	440	471	448
Franchising	767	767	767
Corporate	752	666	702
Total	$18,533	$17,894	$17,125
Total assets:
Company-owned restaurants	$204,037	$182,290	$177,973
Culinary contract services	3,550	3,774	4,347
Franchising	14,674	15,352	16,054
Corporate	28,044	29,601	29,646
Total	$250,305	$231,017	$228,020
Capital expenditures:
Company-owned restaurants	$30,741	$19,077	$10,023
Culinary contract services	95	292	332
Franchising	–	–	–
Corporate	503	6,476	683
Total	$31,339	$25,845	$11,038
Income (loss) before income taxes and discontinued operations:
Segment level profit	$56,258	$58,892	$50,027
Opening costs	(783)	(396)	(346)
Depreciation and amortization	(18,533)	(17,895)	(17,125)
General and administrative expenses	(32,121)	(30,678)	(29,530)
Provision for asset impairments, net	(615)	(451)	(84)
Net gain (loss) on disposition of property ad equipment	1,723	(278)	1,574
Interest income	9	9	4
Interest expense	(920)	(942)	(2,443)
Other income, net	1,043	1,058	1,271
Total	$6,061	$9,319	$3,348

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

●

Level 1: Defined as observable inputs such as quoted prices in active markets for identical assets or liabilities as of the reporting date. Active markets are those in which transactions for the asset or liability occur in sufficient frequency and volume to provide pricing information on an ongoing basis.

●

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

●

Level 3: Defined as pricing inputs that are unobservable from objective sources. These inputs may be used with internally developed methodologies that result in management’s best estimate of fair value.

Non-recurring fair value measurements related to impaired property and equipment consisted of the following:

		Fair Value Measurement Using
	Year Ended August 28, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Impairments
		(In thousands)
Continuing Operations
Property and equipment related to company-owned restaurants	$722	$–	$–	$722	$(462)
Property and equipment related to corporate assets	$447	$–	$–	$447	$(153)
					$615
Discontinued Operations
Property and equipment related to corporate assets	$3,159	$–	$–	$3,159	$(663)

		Fair Value Measurement Using
	Year Ended August 29, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Impairments
		(In thousands)
Continuing Operations
Property and equipment related to Culinary Contract Services	$57	$0	$0	$57	$(175)
Property and equipment related to company-owned restaurants	0	0	0	0	(276)
					(451)
Discontinued Operations
Property and equipment related to corporate assets	$2,683	$0	$0	$2,683	$(868)

		Fair Value Measurement Using
	Year Ended August 31, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Impairments
		(In thousands)
Continuing Operations
Property and equipment related to corporate assets	$1,900	$0	$0	$1,900	$(84)
Discontinued Operations
Property and equipment related to corporate assets	$4,819	$0	$0	$4,819	(618)

Note 5. Trade Receivables and Other

Trade and other receivables, net, consist of the following:

	August 28, 2013	August 29, 2012
	(In thousands)
Trade and other receivables	$3,011	$3,056
Franchise royalties and marketing and advertising receivables	793	943
Trade receivables, unbilled	865	679
Allowance for doubtful accounts	(586)	(678)
Total, net	$4,083	$4,000

The Company does not have a concentration of credit risk in total trade and other receivables, net. Culinary Contract Services receivable balance at August 28, 2013 was $2.2 million, primarily the result of five contracts with balances of $0.3 million to $0.1 million per contract entity. However, at August 29, 2012, one Culinary Contract Services accounts receivable balances were fully reserved in the total amount of $33 thousand due to termination of service for non-payment and bankruptcy filings. Contract payment terms for its Culinary Contract Services customers’ receivables are due within 30 to 45 days. All other Culinary Contract Services customers were within their payment terms at August 28, 2013.

The Company recorded receivables related to Fuddruckers franchise operations royalty and marketing and advertising payments from the franchisees, as required by their franchise agreements. Franchise royalty and marketing and advertising fund receivables balance at August 28, 2013 was $0.8 million. At August 28, 2013, the Company had 116 operating franchise restaurants with no concentration of accounts receivable.

The change in allowances for doubtful accounts for each of the years in the three-year periods ended as of the dates below is as follows:

	Year Ended
	August 28, 2013	August 29, 2012	August 31, 2011
	(In thousands)
Beginning balance	$678	$302	$214
Provisions for doubtful accounts	(1)	382	298
Write-offs	(91)	(6)	(210)
Ending balance	$586	$678	$302

Note 6. Income Taxes

The following table details the categories of total income tax assets and liabilities for both continuing and discontinued operations resulting from the cumulative tax effects of temporary differences:

	August 28, 2013	August 29, 2012
	(In thousands)
Deferred income tax assets:
Workers’ compensation, employee injury, and general liability claims	$261	$8
Deferred compensation	196	895
Net operating losses	650	1,100
General business and foreign tax credits	7,630	6,445
Straight-line rent, dining cards, accruals, and other	3,580	3,253
Total deferred income tax assets	12,317	11,701
Deferred income tax liabilities:
Depreciation, amortization and impairments	1,323	100
Property taxes and other	1,591	1,611
Total deferred income tax liabilities	2,914	1,711
Net deferred income tax asset	$9,403	$9,990

An analysis of the provision for income taxes for continuing operations is as follows:

	August 28, 2013	August 29, 2012	August 31, 2011
	(In thousands)
Current federal and state income tax expense	$611	$1,650	$536
Current foreign income tax expense	89	74	79
Deferred income tax expense (benefit)	1,139	(18)	(67)
Total income tax expense	$1,839	$1,706	$548

Relative only to continuing operations, the reconciliation of the expense (benefit) for income taxes to the expected income tax expense (benefit), computed using the statutory tax rate, was as follows:

	Year Ended
	August 28, 2013		August 29, 2012		August 31, 2011
	Amount	%	Amount	%	Amount	%
	(In thousands and as a percent of pretax income from continuing operations)
Income tax expense (benefit) from continuing operations at the federal rate	$2,060	34.0%	$3,150	34.0%	$1,063	34.0%
Permanent and other differences:
Federal jobs tax credits (wage deductions)	355	5.8	217	2.3	332	10.6
Stock options and restricted stock	50	0.8	141	1.5	160	5.1
Other permanent differences	68	1.1	128	1.4	51	1.6
State income tax, net of federal benefit	338	5.6	1,411	15.2	349	11.2
General Business Tax Credits	(1,043)	(17.2)	(639)	(6.9)	(977)	(31.2)
Other	11	0.2	(63)	(0.7)	48	1.5
Change in valuation allowance	—	—	(2,639)	(28.4)	(478)	(15.3)
Income tax expense from continuing operations	$1,839	30.3%	$1,706	18.4%	$548	17.5%

For the fiscal year ended August 28, 2013, including both continuing and discontinued operations, the Company is estimated to report federal taxable income of approximately $2.7 million, before net operating loss (“NOL”). The Company will be able to utilize NOL carryovers from prior years to reduce the current year federal income tax liability to zero. The remaining NOL carryover of approximately $1.9 million can be carried forward to reduce taxable income in the future. The NOL carryover will expire at the end of fiscal year 2030, if it is not utilized by then. The Company was not able to currently benefit from the use of available general business tax credits. The unused general business and foreign tax credits are comprised of approximately $7.4 million in general business credits and $0.2 million in foreign tax credits. The general business credits can be carried over twenty years for possible utilization in the future and will begin to expire at the end of fiscal year 2022 through the end of fiscal year 2033, if not utilized by then. The foreign tax credits can be carried over ten years for possible utilization in the future and will begin to expire at the end of fiscal year 2021 through the end of fiscal year 2023, if not utilized by then.

For the fiscal year ended August 29, 2012, including both continuing and discontinued operations, the Company generated federal taxable income of approximately $10.3 million. The Company utilized NOL carryovers from prior years to reduce the current year federal tax liability to zero.

For the fiscal year ended August 31, 2011, including both continuing and discontinued operations, the Company generated a federal tax NOL of approximately $0.6 million. The unused general business tax credits of approximately $5.6 million can be carried over twenty years for possible utilization in the future.

The IRS has periodically reviewed the Company’s federal income tax returns. The IRS concluded a review of the federal income tax return for fiscal year 2008 on March 12, 2011. The IRS made no changes to the return. The State of Texas examined the franchise tax filings for report years 2008 through 2011 based on accounting years 2007 through 2010 resulting in additional taxes of $33,000. The State of Louisiana is also examining the Company’s tax return filings. There are no other examinations of income or franchise tax filings currently scheduled or underway.

Prior to fiscal year 2010, the Company operated in five states and was subject to state and local income taxes in addition to federal income taxes. With the acquisition of Fuddruckers restaurants at the end of fiscal year 2010 and Cheeseburger in Paradise in fiscal year 2013, the Company has income tax filing requirements in additional states.

The Company had deferred tax assets at August 28, 2013 of approximately $12.3 million, the most significant of which include the Company’s federal NOL and general business tax credits carryovers to future years of approximately $8.3 million of deferred tax assets, combined. Management has evaluated both positive and negative evidence, including its forecasts of the Company’s future operational performance and taxable income, adjusted by varying probability factors, in making a determination as to whether it is more likely than not that all or some portion of the deferred tax assets will be realized. Based on its analysis, management concluded a valuation allowance of zero, zero, approximately $2.6 million and $3.1 million was necessary as of the end of fiscal years 2013, 2012, 2011 and 2010, respectively. The valuation allowance amount as of fiscal year 2010 partially offset the Company’s NOL carryovers to future years and the Company’s carryover of general business tax credits. The valuation allowance as of fiscal year 2011 partially offset only the Company’s carryover of general business tax credits since a valuation allowance on the Company’s NOL carryovers was no longer necessary, as these assets were more likely than not to be fully realized. In fiscal year 2012, the valuation allowance was reduced to zero as the Company’s NOL carryovers and general business tax carryovers were more likely than not be fully realized. The reversals of the valuation allowance amounts in fiscal years 2010, 2011 and 2012 were based upon continued improvement in current and projected operational performance and the ability to utilize NOL amounts through carryforwards. This positive and negative evidence was weighed, and in each year, an increasing portion of the Company’s NOL and general business tax credits was determined to be realizable, on a more likely than not basis, with corresponding adjustments to the valuation allowance. The reductions of the valuation allowance in fiscal years 2010, 2011 and 2012 are reported as part of the income tax expense (or benefit) included in income/(loss) from continuing operations for the year.

Two of the most significant items included in deferred tax assets are federal NOL carryovers and general business tax credits. Both of these items may be carried forward up to twenty years for possible utilization in the future. NOL amounts carried over, beginning in fiscal year 2010, will begin to expire at the end of fiscal year 2030 through fiscal year 2031, if not utilized by then. The carryover of general business tax credits, beginning in fiscal year 2002, will begin to expire at the end of fiscal year 2022 through 2033, if not utilized by then.

There were no payments of federal income taxes in fiscal years 2010, 2011, 2012 or 2013. State income tax payments were approximately $0.5 million each year during fiscal years 2010, 2011, 2012 and 2013.

The following table is a reconciliation of the total amounts of unrecognized tax benefits at the beginning and end of fiscal years 2011, 2012 and 2013 (in thousands):

Balance at August 25, 2010	$82
Interest Expense	1
Balance as of August 31, 2011	$83
Increase (decrease) based on prior year tax positions	480
Interest Expense	407
Balance as of August 29, 2012	$970
Increase (decrease) based on prior year tax positions	(273)
Interest Expense	72
Balance as of August 28, 2013	$769

The unrecognized tax benefits would favorably affect the Company’s effective tax rate in future periods if they are recognized. The estimate of interest and penalties associated with unrecognized benefits is approximately $0.5 million as of August 28, 2013. The Company has included interest or penalties related to income tax matters as part of income tax expense (or benefit).

It is reasonably possible that the amount of unrecognized tax benefits with respect to our uncertain tax positions could significantly increase or decrease within 12 months. However, based on the current status of examinations, it is not possible to estimate the future impact, if any, to recorded uncertain tax positions as August 28, 2013.

Management believes that adequate provisions for income taxes have been reflected in the financial statements and is not aware of any significant exposure items that have not been reflected in the financial statements. Amounts considered probable of settlement within one year have been included in the accrued expenses and other liabilities in the accompanying consolidated balance sheet.

Tangible Property Regulations

In September 2013, the U.S. Treasury issued final regulations addressing the tax consequences associated with the acquisition, production and improvement of tangible property and which are generally effective for taxable years beginning on or after January 1, 2014, which for the Company is its year beginning August 28, 2014. The Company plans to timely adopt these regulations and, at this time, has not evaluated the impact of these regulations on its consolidated financial statements.

Note 7. Property and Equipment, Intangible Assets and Goodwill

The cost, net of impairment, and accumulated depreciation of property and equipment at August 28, 2013 and August 29, 2012, together with the related estimated useful lives used in computing depreciation and amortization, were as follows:

	August 28, 2013	August 29, 2012	Estimated Useful Lives (years)
	(In thousands)
Land	$62,191	$59,159		—
Restaurant equipment and furnishings	116,664	109,039	3	to	15
Buildings	172,342	167,346	20	to	33
Leasehold and leasehold improvements	39,108	32,913	Lesser of lease term or estimated useful life
Office furniture and equipment	7,466	7,030	3	to	10
Construction in progress	7,814	3,890		—
	405,585	379,377
Less accumulated depreciation and amortization	(215,066)	(205,744)
Property and equipment, net	$190,519	$173,633
Intangible assets, net	$25,517	$26,679		21
Goodwill	$2,169	$195

Intangible assets, net, consist of the Fuddruckers trade name and franchise agreements and will be amortized. The Company believes the Fuddruckers brand name has an expected accounting life of 21 years from the date of acquisition based on the expected use of its assets and the restaurant environment in which it is being used. The trade name represents a respected brand with customer loyalty and the Company intends to cultivate and protect the use of the trade name. The franchise agreements, after considering renewal periods, have an estimated accounting life of 21 years from the date of acquisition and will be amortized over this period of time.

Intangible assets, net, also includes the license agreement and trade name related to Cheeseburger in Paradise and the value of the acquired licenses and permits allowing the sale of beverages with alcohol. These assets have an expected accounting life of 15 years from the date of acquisition December 6, 2012.

The Company recorded $4.5 million of accumulated amortization expense as of August 28, 2013 and $2.9 million of accumulated amortization expense as of August 29, 2012.

The Company recorded an intangible asset for goodwill in the amount of $0.2 million related to the acquisition of substantially all of the assets of Fuddruckers. The Company also recorded an intangible asset for goodwill in the amount of $1.9 million related to the acquisition of the membership units of Paradise Restaurant Group, LLC. Goodwill is considered to have an indefinite useful life and is not amortized. Goodwill was $2.1 million as of August 28, 2013 and $0.2 million as of August 29, 2012.

Generally accepted accounting principles in the United States require the Company to perform a goodwill impairment test annually and more frequently when negative conditions or a triggering event arise. In September 2011, the FASB issued amended guidance that simplified how entities test goodwill for impairment. After an assessment of certain qualitative factors, if it is determined to be more likely than not that the fair value of a reporting unit is less than its carrying amount, entities must perform the quantitative analysis of the goodwill impairment test. Otherwise, the quantitative test(s) become optional. The acquired goodwill will be tested for impairment one year from the date of acquisition which will be in our second quarter ended February 12, 2014. We do not believe a triggering event has occurred during the year ended August 28, 2013 which would require us to impair the goodwill acquired on December 6, 2012.

Note 8. Current Accrued Expenses and Other Liabilities

The following table sets forth current accrued expenses and other liabilities as of August 28, 2013 and August 29, 2012:

	August 28, 2013	August 29, 2012
	(In thousands)
Salaries, compensated absences, incentives, and bonuses	$5,574	$7,274
Operating expenses	1,220	1,039
Unredeemed gift cards and certificates	3,939	3,535
Taxes, other than income	6,496	5,176
Accrued claims and insurance	265	846
Income taxes, legal and other	3,684	2,776
Total	$21,178	$20,646

Note 9. Other Long-Term Liabilities

The following table sets forth other long-term liabilities as of August 28, 2013 and August 29, 2012:

	August 28, 2013	August 29, 2012
	(In thousands)
Workers’ compensation and general liability insurance reserve	$634	$553
Deferred rent and unfavorable leases	7,102	7,130
Deferred compensation	136	148
Other	138	457
Total	$8,010	$8,288

Note 10. Debt

Revolving Credit Facility

In August 2013, the Company entered into a revolving credit facility with Wells Fargo Bank, National Association, as Administrative Agent, and Amegy Bank, National Association, as Syndication Agent. The following description summarizes the material terms of the revolving credit facility, (the revolving credit facility is referred to as the “2013 Credit Facility”). The 2013 Credit Facility is governed by the credit agreement dated as of August 14, 2013 (the “2013 Credit Agreement”) among the Company, the lenders from time to time party thereto, Wells Fargo Bank, National Association, as Administrative Agent, and Amegy Bank, National Association, as Syndication Agent. The 2013 Credit Agreement amends and restates the 2009 Credit Agreement (as defined below) in its entirety. The maturity date of the 2013 Credit Facility is September 1, 2017.

The aggregate amount of the lenders’ commitments under the 2013 Credit Facility was $70.0 million as of August 28, 2013. The 2013 Credit Facility also provides for the issuance of letters of credit in a maximum aggregate amount of $5.0 million outstanding as of August 14, 2013 and $15.0 million outstanding at any one time with prior written consent of the Administrative Agent and the Issuing Bank. At August 28, 2013, under the 2013 Credit Facility, the total available borrowing capacity was up to $49.8 million. After applying the Lease Adjusted Leverage Ratio Limitation, the available borrowing capacity was $41.0 million.

The 2013 Credit Facility is guaranteed by all of the Company’s present subsidiaries and will be guaranteed by our future subsidiaries. In addition to the bank’s increased commitment under the 2013 Credit Agreement, it may be increased to a maximum commitment of $90 million.

At any time throughout the term of the 2013 Credit Facility, the Company has the option to elect one of two bases of interest rates. One interest rate option is the greater of (a) the Federal Funds Effective Rate plus 0.50%, or (b) prime, plus, in either case, an applicable spread that ranges from 0.75% to 1.75% per annum. The other interest rate option is the London InterBank Offered Rate plus a spread that ranges from 2.50% to 3.50% per annum. The applicable spread under each option is dependent upon the ratio of our debt to EBITDA at the most recent determination date.

The Company is obligated to pay to the Administrative Agent for the account of each lender a quarterly commitment fee based on the average daily unused amount of the commitment of such lender, ranging from 0.30% to 0.40% per annum depending on the Total Leverage Ratio at the most recent determination date.

The proceeds of the 2013 Credit Facility are available for our general corporate purposes and general working capital purposes and capex.

Borrowings under the 2013 Credit Facility are subject to mandatory repayment with the proceeds of sales of certain of the Company’s real property, subject to certain exceptions.

The 2013 Credit Facility is secured by a perfected first priority lien on certain of the Company’s real property and all of the material personal property owned by the Company or any of its subsidiaries, other than certain excluded assets (as defined in the 2013 Credit Agreement). At August 28, 2013, the carrying value of the collateral securing the 2013 Credit Facility was $86.5 million.

The 2013 Credit Agreement contains the following covenants among others:

●

maintenance of a ratio of (a) EBITDA for the four fiscal quarters ending on the last day of any fiscal quarter to (b) the sum of (x) interest expense (as defined in the 2013 Credit Agreement) for such four fiscal-quarter-period plus (y) the outstanding principal balance of the loans as of the last day of such fiscal quarter divided by seven (the “Debt Service Coverage Ratio”), of not less than 2.50 to 1.00 at all times,

●	maintenance of minimum net profit of $1.00 (1) for at least one of any two consecutive fiscal quarters, and (2) for any period of four consecutive fiscal quarters,

●

maintenance of a ratio of (a) the sum of (x) Indebtedness as of the last day of any fiscal quarter plus (y) eight times rental expense for the four fiscal quarters ending on the last day of any fiscal quarter to (b) the sum of (x) EBITDA for such four fiscal-quarter-period plus (y) rental expense for such four fiscal-quarter-period (the “Lease Adjusted Leverage Ratio”) of no more than 4.25 to 1.00 at all times ,

●	restrictions on incurring indebtedness, including certain guarantees and capital lease obligations,

●	restrictions on incurring liens on certain of our property and the property of our subsidiaries,

●	restrictions on transactions with affiliates and materially changing our business,

●	restrictions on making certain investments, loans, advances and guarantees,

●	restrictions on selling assets outside the ordinary course of business,

●	prohibitions on entering into sale and leaseback transactions,

●	restrictions on certain acquisitions of all or a substantial portion of the assets, property and/or equity interests of any person.

We were in compliance with the covenants contained in the Credit Agreement as of August 28, 2013.

The 2013 Credit Agreement also includes customary events of default. If a default occurs and is continuing, the lenders’ commitments under the 2013 Credit Facility may be immediately terminated and/or we may be required to repay all amounts outstanding under the 2013 Credit Facility.

As of August 28, 2013, the Company had $19.2 million in outstanding loans and $1.0 million committed under letters of credit, which were issued as security for the payment of insurance obligations.

2009 Credit Facility

In November 2009, the Company entered into a revolving credit facility with Wells Fargo Bank, National Association, as Administrative Agent, and Amegy Bank, National Association, as Syndication Agent. The 2009 Credit Facility was replaced by the 2013 Credit Facility. The following description summarizes the material terms of the revolving 2009 Credit Facility, as subsequently amended as of January 31, 2010, July 26, 2010, September 30, 2010, October 31, 2010, August 25, 2011 and October 20, 2011 (the revolving credit facility, together with all amendments thereto, is referred to as the “2009 Credit Facility”). The 2009 Credit Facility was governed by the Credit Agreement dated as of November 9, 2009 (as amended to date, the “2009 Credit Agreement”) among the Company, the lenders from time to time party thereto, Wells Fargo Bank, National Association, as Administrative Agent, and Amegy Bank, National Association, as Syndication Agent. The 2009 Credit Agreement was amended and restated in its entirety with the execution of the 2013 Credit Agreement.

The aggregate amount of the lenders’ commitments under the 2009 Credit Facility was $50.0 million as of August 29, 2012. The 2009 Credit Facility also provided for the issuance of letters of credit in a maximum aggregate amount of $15.0 million outstanding at any one time.

The 2009 Credit Facility was guaranteed by all of the Company’s present or future subsidiaries. In addition, in connection with the expansion of the 2009 Credit Facility that accompanied the Company’s acquisition of substantially all of the assets of Fuddruckers in July 2010, Christopher J. Pappas, the Company’s President and Chief Executive Officer, and Harris J. Pappas, a member of the Company’s Board of Directors, guaranteed the payment of up to $13.0 million of the Company’s indebtedness under the 2009 Credit Facility. The maximum amount of this guaranty was reduced to $9.5 million on February 28, 2011, further reduced to $6.0 million on May 31, 2011 and reduced to zero as of August 25, 2011.

At any time throughout the term of the 2009 Credit Facility, the Company had the option to elect one of two bases of interest rates. One interest rate option was the greater of (a) the Federal Funds Effective Rate plus 0.50%, or (b) prime, plus, in either case, an applicable spread that ranged from 1.00% to 2.00% per annum. The other interest rate option was the London InterBank Offered Rate plus a spread that ranged from 2.75% to 3.75% per annum. The applicable spread under each option was dependent upon the ratio of the Company’s debt to EBITDA at the most recent determination date.

The Company was obligated to pay to the Administrative Agent for the account of each lender a quarterly commitment fee based on the average daily unused amount of the commitment of such lender, ranging from 0.30% to 0.45% per annum depending on the Total Leverage Ratio at the most recent determination date.

The proceeds of the 2009 Credit Facility was available for the Company’s general corporate purposes and general working capital purposes.

Borrowings under the 2009 Credit Facility were subject to mandatory repayment with the proceeds of sales of certain of the Company’s real property, subject to certain exceptions.

The 2009 Credit Facility was secured by a perfected first priority lien on certain of the Company’s real property and all of the material personal property owned by the Company or any of its subsidiaries, other than certain excluded assets (as defined in the 2009 Credit Agreement).

The 2009 Credit Agreement contained the following covenants among others:

●

the maintenance of EBTIDA of not less than (1) $4,500,000 for the fiscal quarter ended August 25, 2010, (2) $2,500,000 for the fiscal quarter ended November 17, 2010, (3) $3,500,000 for the fiscal quarter ended February 9, 2011, (4) $7,000,000 for the fiscal quarter ended May 4, 2011 and (5) $6,500,000 for the fiscal quarter ended August 31, 2011,

●

maintenance of a ratio of (a) EBITDA for the four fiscal quarters ending on the last day of any fiscal quarter to (b) the sum of (x) interest expense (as defined in the 2009 Credit Agreement) for such four fiscal-quarter-period plus (y) the outstanding principal balance of the loans as of the last day of such fiscal quarter divided by seven (the “Debt Service Coverage Ratio”), of not less than (1) 2.00 to 1.00, beginning with the end of the fourth quarter of fiscal 2011 and ending with the first quarter of fiscal 2012, (2) 2.25 to 1.00 beginning with the end of the second quarter of fiscal 2012 and ending with the first quarter of fiscal 2013, and (3) 2.50 to 1.00 beginning with the end of second quarter of fiscal 2013 and thereafter,

●

maintenance of minimum Tangible Net Worth (as defined in the 2009 Credit Amendment) at all times of not less than (1) $126.7 million as of the last day of the third fiscal quarter of fiscal 2011 and (2) increasing incrementally thereafter, as of the last day of each subsequent fiscal quarter, by an amount equal to 60% of the Company’s consolidated net income (if positive) for the fiscal quarter ending on such date,

●

maintenance of minimum net profit of $1.00 (1) for at least one of the first three fiscal quarters of our 2012 fiscal year, (2) for at least one of any two consecutive fiscal quarters beginning with the fourth fiscal quarter of our 2012 fiscal year, and (3) for any period of four consecutive fiscal quarters beginning with the four consecutive fiscal years ending with the fourth quarter of our 2011 fiscal year,

●	restrictions on incurring indebtedness, including certain guarantees and capital lease obligations,

●	restrictions on incurring liens on certain of our property and the property of the Company’s subsidiaries,

●	restrictions on transactions with affiliates and materially changing the Company’s business,

●	restrictions on making certain investments, loans, advances and guarantees,

●	restrictions on selling assets outside the ordinary course of business,

●	prohibitions on entering into sale and leaseback transactions,

●

limiting Capital Expenditures (as defined in the 2009 Credit Agreement) to $15.0 million for the fiscal year ended August 31, 2011, to $34.9 million for the fiscal year ended August 29, 2012, and for any subsequent fiscal year, to the sum of (1) the lesser of (a) $38.0 million or (b) an amount equal to 130% of EBITDA for the immediately preceding fiscal year plus (2) any unused availability for capital expenditures from the immediately preceding fiscal year, and

●	restrictions on certain acquisitions of all or a substantial portion of the assets, property and/or equity interests of any person.

The Company was in compliance with the covenants contained in the 2009 Credit Agreement at August 14, 2013 when the 2009 Credit Facility was amended and restated in its entirety with the execution of the 2013 Credit Facility. However, to comply with the Company’s quarterly minimum EBITDA covenant for the fiscal quarter ended November 17, 2010, the Company requested and received approval from the lenders to add to EBITDA non-recurring expenses, as defined, related to the Company’s acquisition of substantially all of the assets of Fuddruckers. The definition of EBITDA in the 2009 Credit Agreement permitted the Company to make adjustments to EBITDA for certain non-recurring expenses, as defined, or income items, among others, subject to the approval of the Administrative Agent. If the Company had not received approval to adjust its EBITDA, the Company would not have been in compliance with the minimum EBITDA covenant as of the end of the first quarter of fiscal 2011. Although the Company expected to meet the requirements of the minimum EBITDA covenant in the future, noncompliance could have had a material adverse affect on the Company’s financial condition and would have represented an event of default under the Credit Agreement.

Interest Expense

Total interest expense incurred for fiscal years 2013, 2012 and 2011 was $0.9 million, $0.9 million and $2.4 million, respectively. Interest paid was approximately $0.8 million, $0.8 million and $1.7 million in fiscal years 2013, 2012 and 2011, respectively. No interest expense was allocated to discontinued operations in fiscal years 2013, 2012 or 2011. No interest was capitalized on properties in fiscal years 2013, 2012 or 2011.

Note 11. Impairment of Long-Lived Assets, Store Closings, Discontinued Operations and Property Held for Sale

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

The Company recognized the following impairment charges (credits) to income from operations:

	Year Ended
	August 28, 2013	August 29, 2012	August 31, 2011
	(In thousands, except per share data)
Provision for asset impairments	$615	$451	$84
Net loss (gain) on disposition of property and equipment	(1,723)	278	(1,574)
	$(1,108)	$729	$(1,490)
Effect on EPS:
Basic	$0.04	$(0.03)	$0.05
Assuming dilution	$0.04	$(0.03)	$0.05

The $0.6 million charge in fiscal year 2013 is related to one property held for sale, one operating Fuddruckers restaurant and one operating Koo Koo Roo restaurant as well as a reduction of the estimated fair value of used assets to be refurbished and reused.

The $0.5 million charge in fiscal year 2012 is related to a culinary contract services location and two underperforming restaurant locations. The $0.3 million loss is related to asset retirements and the closures of two leased locations.

The $0.1 million charge in fiscal year 2011 is an impairment of land available for future use. The $1.6 million gain is related to two property transactions during fiscal year 2011 included in Income from operations.

Discontinued Operations

As a result of the first quarter fiscal year 2010 adoption of the Company’s Cash Flow Improvement and Capital Redeployment Plan (“the Plan”), the Company reclassified 23 Luby’s cafeterias and one previously closed location to discontinued operations. The results of operations, assets and liabilities for all units included in the Plan have been reclassified to discontinued operations in the statement of operations and balance sheets for all periods presented.

Assets related to discontinued operations include accounts receivable, accrued liabilities, prepaid expenses, deferred taxes, unimproved land, closed restaurant properties and related equipment for locations classified as discontinued operations. The following table sets forth the assets and liabilities for all discontinued operations:

	August 28, 2013	August 29, 2012
	(in thousands)
Trade accounts and other receivable, net	$0	$0
Prepaid expenses	21	42
Assets related to discontinued operations—current	$21	$42
Property and equipment	$3,894	$4,812
Other assets	295	32
Assets related to discontinued operations—non-current	$4,189	$4,844
Deferred income taxes	$246	$298
Accrued expenses and other liabilities	194	144
Liabilities related to discontinued operations—current	$440	$442
Other liabilities	$304	$134
Deferred income taxes	—	999
Liabilities related to discontinued operations—non-current	$304	$1,133

In conjunction with the Plan adoption, the Company recorded in the fourth quarter of fiscal year 2009 a non-cash, pre-tax impairment charge of $19.0 million. Of the total impairment charge, $13.1 million related to locations closed immediately after the adoption of the Plan, $4.4 million related to stores that have not been closed, $0.9 million related to stores previously closed and $0.6 million related to unimproved properties to be sold.

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

During the third quarter of fiscal year 2010, the Company entered into a lease agreement with an independent third-party tenant for one of its closed locations. No gain or loss was recognized as part of the transaction. In fiscal year 2012, the tenant vacated the lease premises in violation of the lease terms. The property is now for sale.

During the fourth quarter of fiscal year 2010, the Company entered into two different lease agreements with independent third-party tenants for two of its closed locations. No gains or losses were recognized as part of the transactions period. One of the properties continues to be leased and is no longer included in discontinued operations. One of the properties is no longer leased and was sold in fiscal year 2013.

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

In fiscal year 2013, two closed locations were sold resulting in no gain or loss. Total impairment charges in fiscal year 2013 were $0.7 million.

As of August 28, 2013, the Company had six properties classified as discontinued operations assets and the asset carrying value of the owned properties was $3.8 million and is included in assets related to discontinued operations. The asset carrying values of the ground leases were previously impaired to zero.

The Company is actively marketing all but one of these properties for sale and the Company’s results of discontinued operations will be affected by the disposal of properties related to discontinued operations to the extent proceeds from the sales exceed or are less than net book value.

The following table sets forth the sales and pretax losses reported for all discontinued locations:

	Year Ended
	August 28, 2013	August 29, 2012	August 31, 2011
	(In thousands, except locations)
Sales	$–	$–	$–
Pretax income (loss)	$(1,477)	$(1,178)	$388
Income tax (expense) benefit on discontinued operations	$540	$419	$(223)
Income (loss) on discontinued operations	$(937)	$(759)	$165
Discontinued locations closed during the period	0	0	0

During fiscal years 2011 and 2010, the Company expensed $0.2 million and $0.7 million, respectively, for lease exit costs and future rental costs related to closed locations. The Company incurred $0.7 million in employee settlement costs in fiscal year 2010 but incurred no settlement costs in fiscal years 2011 or 2012.

The following table summarizes discontinued operations for fiscal years 2013, 2012 and 2011:

	Year Ended
	August 28, 2013	August 29, 2012	August 31, 2011
	(In thousands, except per share data)
Impairments	$(663)	$(868)	$(618)
Gains	5	513	2,444
Net impairments	(658)	(355)	1,826
Other	(279)	$(404)	(1,661)
Discontinued operations, net of taxes	$(937)	$(759)	$165
Effect on EPS from discontinued operations—decrease—basic	$(0.04)	$(0.03)	$0.01

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

At August 28, 2013, the Company had one owned property recorded at approximately $0.4 million in property held for sale. The Company is actively marketing the location currently classified as property held for sale.

At August 29, 2012, the Company had one owned property recorded at approximately $0.6 million in property held for sale.

At August 30, 2011, the Company had a total of two owned properties recorded at approximately $1.0 million in property held for sale.

The Company’s results of continuing operations will be affected to the extent proceeds from sales exceed or are less than net book value.

A roll forward of property held for sale for fiscal years 2013, 2012 and 2011 is provided below (in thousands):

Balance as of August 25, 2010	$1,828
Disposals	(754)
Net impairment charges	(28)
Balance as of August 31, 2011	$1,046
Disposals	(444)
Net impairment charges	–
Balance as of August 29, 2012	$602
Disposals	–
Net impairment charges	(153)
Balance as of August 28, 2013	$449

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

Construction Activity

From time to time, the Company enters into non-cancelable contracts for the construction of its new restaurants. This construction activity exposes the Company to the risks inherent in new construction including but not limited to rising material prices, labor shortages, delays in getting required permits and inspections, adverse weather conditions, and injuries sustained by workers. The Company has no non-cancelable contracts as of August 28, 2013.

Note 13. Operating Leases

The Company conducts part of its operations from facilities that are leased under non-cancelable lease agreements. Lease agreements generally contain a primary term of five to 30 years with options to renew or extend the lease from one to 25 years. As of August 28, 2013, the Company has lease agreements for 102 properties which include the Company’s corporate office, facility service warehouses and restaurant properties. The leasing terms of the 102 properties consist of seven properties expiring in less than one year, 60 properties expiring between one and five years and the remaining 35 properties having current terms that are greater than five years. Of the 102 leased properties, 78 properties have options remaining to renew or extend the lease.

A majority of the leases include periodic escalation clauses. Accordingly, the Company follows the straight-line rent method of recognizing lease rental expense.

As of August 28, 2013, the Company has entered into noncancelable operating lease agreements for certain office equipment with terms ranging from 36 to 72 months.

Annual future minimum lease payments under noncancelable operating leases with terms in excess of one year as of August 28, 2013 are as follows:

Year Ending:	(In thousands)
August 27, 2014	13,516
August 26, 2015	11,963
August 31, 2016	9,969
August 30, 2017	7,683
August 29, 2018	6,535
Thereafter	32,935
Total minimum lease payments	$82,601

Most of the leases are for periods of fifteen to thirty years and some leases provide for contingent rentals based on sales in excess of a base amount.

Total rent expense for operating leases for the last three fiscal years was as follows:

	Year Ended
	August 28, 2013	August 29, 2012	August 31, 2011
	(In thousands, except percentages)
Minimum rent-facilities	$13,488	$11,132	$10,717
Contingent rentals	182	235	420
Minimum rent-equipment	818	751	877
Total rent expense (including amounts in discontinued operations)	$14,488	$12,118	$12,014
Percent of sales	3.7%	3.5%	3.4%

See Note 16, “Related Parties,” for lease payments associated with related parties.

Note 14. Share-Based Compensation

We have two active share based stock plans, the Employee Stock Plan and Nonemployee Director Stock Plan. Both plans authorize the granting of stock options, restricted stock and other types of awards consistent with the purpose of the plans.

Of the 1.1 million shares approved for issuance under the Nonemployee Director Stock Plan, 0.6 million options, restricted stock units and restricted stock awards were granted, 0.1 million options were cancelled or expired and added back into the plan. Approximately 0.6 million shares remain available for future issuance as of August 28, 2013. Compensation cost for share-based payment arrangements under the Nonemployee Director Stock Plan, recognized in general and administrative expenses for fiscal years 2013, 2012 and 2011 was approximately $0.3 million, $0.2 million and $0.3 million, respectively.

Of the 2.6 million shares approved for issuance under the Employee Stock Plan, 4.6 million options and restricted stock units were granted, 2.9 million options and restricted stock units were cancelled or expired and added back into the plan. Approximately 0.9 million shares remain available for future issuance as of August 28, 2013. Compensation cost for share-based payment arrangements under the Employee Stock Plan, recognized in general and administrative expenses for fiscal years 2013, 2012 and 2011 was approximately $0.8 million, $0.8 million and $0.5 million, respectively.

The calculated but unrecognized tax benefit for the tax deductions from both share-based compensation plans totaled approximately $64,000, $27,000 and $71,000, respectively.

Stock Options

Stock options granted under either the Employee Stock Plan or the Nonemployee Director Stock Plan have exercise prices equal to the market price of the Company’s common stock at the date of the grant. The market price under the Employee Stock Plan is the closing price at the date of the grant. The market price under the Nonemployee Director Plan is the average of the high and the low price on the date of the grant.

Option awards under the Nonemployee Director Stock Plan generally vest 100% on the first anniversary of the grant date and expire ten years from the grant date. No options were granted under the Nonemployee Director Stock Plan in fiscal years 2013, 2012, or 2011. However, options to purchase 24,000 shares at option prices from $4.47 to $6.45 per share remain outstanding as of August 28, 2013.

Options granted under the Employee Stock Plan generally vest 25% on the anniversary date of each grant and expire six years from the date of the grant. However, options granted to executive officers under the Employee Stock Plan vest 50% on the first anniversary date of the grant date, 25% on the second anniversary of the grant date and the remaining 25% vest on the third anniversary of the grant date and expire ten years from the grant date. All options granted in fiscal years 2013, 2012 and 2011 were granted under the Employee Stock Plan. Options to purchase 859,000 shares at options prices from $3.44 to $11.10 per share remain outstanding as of August 28, 2013.

The Company has segregated option awards into two homogenous groups for the purpose of determining fair values for its options because of differences in option terms and historical exercise patterns among the plans. Valuation assumptions are determined separately for the three groups which represent, respectively, the Employee Stock Plans and the Nonemployee Director Stock Option Plan. The assumptions are as follows:

●

The Company estimated volatility using its historical share price performance over the expected life of the option. Management believes the historical estimated volatility is materially indicative of expectations about expected future volatility.

●	The Company uses an estimate of expected lives for options granted during the period based on historical data.

●	The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant for the expected term of the option.

●	The expected dividend yield is based on the Company’s current dividend yield and the best estimate of projected dividend yield for future periods within the expected life of the option.

The fair value of each option award is estimated on the date of the grant using the Black-Scholes option pricing model which determine inputs as shown in the following table for options granted under the Employee Stock Plan:

	Year Ended
	August 28, 2013	August 29, 2012	August 31, 2011
Dividend yield	–%	–%		–%
Volatility	44.49%	56.79%	57.10	–	57.20%
Risk-free interest rate	0.72%	0.93%	1.50	–	2.10%
Expected life (in years)	5.50	4.25		4.25

A summary of the Company’s stock option activity for the three years ended August 28, 2013, August 29, 2012 and August 31, 2011 is presented in the following table:

	Shares Under Fixed Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
			(Years)	(In thousands)
Outstanding at August 25, 2010	1,296,887	$7.53	4.4	$711
Granted	116,637	5.39	0	0
Exercised	(7,125)	3.77	0	0
Forfeited/Expired	(49,848)	7.60	0	0
Outstanding at August 31, 2011	1,356,551	$7.36	3.9	$367
Granted	59,426	4.42	0	0
Exercised	0	0	0	0
Forfeited/Expired	(238,208)	11.87	0	0
Outstanding at August 29, 2012	1,177,769	$6.30	3.1	$1,500
Granted	109,335	5.95	0	0
Exercised	(93,973)	4.29	0	0
Forfeited/Expired	(310,363)	9.85	0	0
Outstanding at August 28, 2013	882,768	$5.23	4.7	$2,042
Exercisable at August 28, 2013	602,396	$5.35	4.1	$1,401

The intrinsic value for stock options is defined as the difference between the current market value and the grant price.

At August 28, 2013, there was approximately $0.4 million of total unrecognized compensation cost related to unvested options that are expected to be recognized over a weighted-average period of 2.4 years.

The weighted-average grant-date fair value of options granted during fiscal years 2013, 2012 and 2011 was $2.44, $2.00 and $2.49 per share, respectively.

During fiscal years 2013, 2012 and 2011, cash received from options exercised was approximately $403,000, zero, and $27,000, respectively.

Restricted Stock Units

Grants of restricted stock units consist of the Company’s common stock and generally vest after three years. All restricted stock units are cliff-vested. Restricted stock units are valued at market price of the Company’s common stock at the date of grant. The market price under the Employee Stock Plan is the closing price at the date of the grant. The market price under the Nonemployee Director Plan is the average of the high and the low price on the date of the grant.

A summary of the Company’s restricted stock unit activity during fiscal years is presented in the following table:

	Restricted Stock Units	Weighted Average Fair Value	Weighted- Average Remaining Contractual Term
		(Per share)	(In years)
Unvested at August 25, 2010	65,189	8.13	0.8
Granted	82,822	5.39	–
Vested	(51,189)	9.42	–
Forfeited	0	0	–
Unvested at August 31, 2011	96,822	5.11	2.1
Granted	69,713	4.46	–
Vested	0	0	–
Forfeited	(2,589)	5.39	–
Unvested at August 29, 2012	163,946	$4.83	1.8
Granted	274,290	6.17	–
Vested	(14,000)	3.46	–
Forfeited	0	0	–
Unvested at August 28, 2013	424,236	$5.74	2.1

At August 28, 2013, there was approximately $1.4 million of total unrecognized compensation cost related to unvested restricted stock units that is expected to be recognized over a weighted-average period of 2.1 years.

Restricted Stock Awards

Under the Nonemployee Director Stock Plan, directors are granted restricted stock in lieu of cash payments, for all or a portion of their compensation as directors. Directors may opt to receive 20% more shares of restricted stock awards by accepting more than the minimum required stock instead of cash. The number of shares granted is valued at the average of the high and low price of the Company’s stock at the date of the grant. Restricted stock awards vest when granted because they are granted in lieu of a cash payment. However, directors are restricted from selling their shares until after the third anniversary of the date of the grant.

Supplemental Executive Retirement Plan

The Company has a Supplemental Executive Retirement Plan (“SERP”) designed to provide benefits for selected officers at normal retirement age with 25 years of service equal to 50% of their final average compensation offset by Social Security, profit sharing benefits, and deferred compensation. None of the Company’s executive officers participates in the Supplemental Executive Retirement Plan. Some of the officers designated to participate in the plan have retired and are receiving benefits under the plan. Accrued benefits of all actively employed participants become fully vested upon termination of the plan or a change in control (as defined in the plan). The plan is unfunded and the Company is obligated to make benefit payments solely on a current disbursement basis. On December 6, 2005, the Board of Directors voted to amend the SERP and suspend the further accrual of benefits and participation. As a result, a curtailment gain of approximately $88,000 was recognized. The net benefit recognized for the SERP for the years ended August 28, 2013, August 29, 2012 and August 31, was zero, and the unfunded accrued liability included in “Other Liabilities” on the Company’s consolidated Balance Sheets as of August 28, 2013 and August 29, 2012 was approximately $95,000 and $108,000, respectively.

Nonemployee Director Phantom Stock Plan

Under the Company’s Nonemployee Director Phantom Stock Plan (“Phantom Stock Plan”), nonemployee directors deferred portions of their retainer and meeting fees which, along with certain matching incentives, were credited to phantom stock accounts in the form of phantom shares priced at the market value of the Company’s common stock on the date of grant. Additionally, the phantom stock accounts were credited with dividends, if any, paid on the common stock represented by phantom shares. Authorized shares (100,000 shares) under the Phantom Stock Plan were fully depleted in early fiscal year 2003; since that time, no deferrals, incentives or dividends have been credited to phantom stock accounts. As participants cease to be directors, their phantom shares are converted into an equal number of shares of common stock and issued from the Company’s treasury stock. As of August 28, 2013, 29,627 phantom shares remained unissued under the Phantom Stock Plan.

401(k) Plan

The Company has a voluntary 401(k) employee savings plan to provide substantially all employees of the Company an opportunity to accumulate personal funds for their retirement. The Company matches 25% of participants’ contributions made to the plan up to 6% of their salary up until September 2009 when the Company stopped the match. The Company resumed the employee match feature in the first quarter of fiscal year 2012. The net expense recognized in connection with the employer match feature of the voluntary 401(k) employee savings plan for the years ended August 28, 2013, August 29, 2012 and August 31, 2011, was $421,000, $164,000 and zero, respectively.

Note 15. Related Parties

Affiliate Services

The Company’s Chief Executive Officer, Christopher J. Pappas, and Harris J. Pappas, a Director of the Company, own two restaurant entities (the “Pappas entities”) that may provide services to the Company and its subsidiaries, as detailed in the Master Sales Agreement dated December 9, 2005 among the Company and the Pappas entities.

Under the terms of the Master Sales Agreement, the Pappas entities continue to provide specialized (customized) equipment fabrication primarily for new construction and basic equipment maintenance, including stainless steel stoves, shelving, rolling carts, and chef tables. The total costs under the Master Sales Agreement of custom-fabricated and refurbished equipment in fiscal years 2013, 2012 and 2011 were approximately zero, $139,000 and $27,000, respectively. The decrease in fiscal year 2013 was primarily due to fewer restaurant openings in fiscal year 2013 than fiscal year 2012. The increase in fiscal year 2012 was primarily due to more restaurant openings in fiscal year 2012 than fiscal year 2011. Services provided under this agreement are subject to review and approval by the Finance and Audit Committee of the Company’s Board of Directors.

Operating Leases

In the third quarter of fiscal year 2004, Messrs. Pappas became partners in a limited partnership which purchased a retail strip center in Houston, Texas. Messrs. Pappas collectively own a 50% limited partnership interest and a 50% general partnership interest in the limited partnership. A third party company manages the center. One of the Company’s restaurants has rented approximately 7% of the space in that center since July 1969. No changes were made to the Company’s lease terms as a result of the transfer of ownership of the center to the new partnership. The Company made payments of approximately $426,000, $332,000 and $326,000 in fiscal years 2013, 2012 and 2011, respectively, under the lease agreement which currently includes an annual base rate of $14.64 per square foot.

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

Affiliated rents paid for the Houston property lease represented 2.7%, 2.6% and 2.6% of total rents for continuing operations for fiscal years 2013, 2012 and 2011, respectively.

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

Christopher J. Pappas is a member of the Advisory Board of Amegy Bank, National Association, which is a lender and syndication agent under the Company’s 2013 Revolving Credit Facility.

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

On December 20, 2011, the Board of Directors of the Company approved the renewal of a consultant agreement with Ernest Pekmezaris, the Company’s former Chief Financial Officer. The agreement expiring on January 31, 2013 was renewed for six months at a lower monthly rate. Under the agreement, Mr. Pekmezaris furnished to the Company advisory and consulting services related to finance and accounting matters and other related consulting services. Mr. Pekmezaris is also the Treasurer of Pappas Restaurants, Inc. Compensation for the services provided by Mr. Pekmezaris to Pappas Restaurants, Inc. is paid entirely by that entity.

Peter Tropoli, the Company’s Chief Operating Officer, and formerly the Company’s Senior Vice President, Administration, General Counsel and Secretary, is an attorney and stepson of Frank Markantonis, who is a director of the Company.

Paulette Gerukos, Vice President of Human Resources of the Company, is the sister-in-law of Harris J. Pappas, who is a director of the Company.

Note 16. Common Stock

At August 28, 2013, the Company had 500,000 shares of common stock reserved for issuance upon the exercise of outstanding stock options.

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

Note 17. Earnings Per Share

A reconciliation of the numerators and denominators of basic earnings per share and earnings per share assuming dilution is shown in the table below:

	Year Ended
	August 28, 2013	August 29, 2012	August 31, 2011
	(In thousands, except per share data)
Numerator:
Income from continuing operations	$4,222	$7,613	$2,800
Net income	$3,285	$6,854	$2,965
Denominator:
Denominator for basic earnings per share—weighted-average shares	28,618	28,351	28,237
Effect of potentially dilutive securities:
Employee and non-employee stock options	248	78	60
Denominator for earnings per share assuming dilution	28,866	28,429	28,297
Income from continuing operations:
Basic	$0.15	$0.27	$0.09
Assuming dilution (a)	$0.15	$0.27	$0.09
Net income per share:
Basic	$0.11	$0.24	$0.10
Assuming dilution (a)	$0.11	$0.24	$0.10
(a)

Potentially dilutive shares not included in the computation of net income per share because to do so would have been antidilutive amounted to zero shares in fiscal year 2013, fiscal year 2012 and fiscal year 2011. Additionally, stock options with exercise prices exceeding market close prices that were excluded from the computation of net income per share amounted to 67,000 shares in fiscal year 2013, 373,020 shares in fiscal year 2012 and 1,043,000 shares in fiscal year 2011.

Note 18. Quarterly Financial Information

The following tables summarize quarterly unaudited financial information for fiscal years 2013 and 2012.

	Quarter Ended (a)
	August 28, 2013	May 8, 2013	February 13, 2013	November 21, 2012
	(112 days)	(84 days)	(84 days)	(84 days)
	(In thousands except per share data)
Restaurant sales	$118,623	$91,736	$82,271	$74,090
Franchise revenue	2,235	1,639	1,540	1,522
Culinary contract services	5,086	4,099	3,667	3,841
Total sales	125,944	97,474	87,477	79,453
Income from continuing operations (b)	790	2,612	603	217
Discontinued operations	(331)	(118)	(400)	(88)
Net income	459	2,494	203	129
Net income per share:
Basic	0.02	0.09	0.01	0.01
Assuming dilution	0.02	0.09	0.01	0.01
Costs and Expenses
(As a percentage of restaurant sales)
Cost of food	28.8%	28.6%	28.9%	28.2%
Payroll and related costs	34.0%	33.1%	35.1%	34.5%
Other operating expenses	19.3%	17.5%	17.3%	18.1%
Occupancy costs	6.3%	5.6%	6.0%	5.5%

	Quarter Ended (a)
	August 29, 2012	May 9, 2012	February 15, 2012	November 23, 2011
	(112 days)	(84 days)	(84 days)	(84 days)
	(In thousands except per share data)
Restaurant sales	$100,194	$78,091	$73,565	$73,307
Franchise revenue	2,394	1,702	1,653	1,482
Culinary contract services	4,642	4,336	4,197	4,536
Total sales	107,230	84,129	79,415	79,325
Income from continuing operations (b)	3,187	2,499	1,357	571
Discontinued operations	(46)	(77)	(269)	(367)
Net income	3,141	2,423	1,088	204
Net income per share:
Basic	0.11	0.09	0.04	0.01
Assuming dilution	0.11	0.09	0.04	0.01
Costs and Expenses
(As a percentage of restaurant sales)
Cost of food	27.8%	27.4%	28.3%	28.0%
Payroll and related costs	34.5%	33.0%	34.6%	34.3%
Other operating expenses	17.0%	16.5%	15.8%	17.5%
Occupancy costs	5.5%	5.3%	5.6%	5.7%

(a)	The quarters ended August 28, 2013 and August 29, 2012 consists of four four-week periods. All other quarters presented represent three four-week periods.
(b)	The first quarter encompasses the typical start of school and second quarter includes Christmas and Thanksgiving holidays.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

We have had no disagreements with our accountants on any accounting or financial disclosures.

Item 9A. Controls and Procedures

Evaluation of Disclosure Control and Procedures

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of August 28, 2013. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of August 28, 2013, our disclosure controls and procedures were effective in providing reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Because of its inherent limitations, internal control over financial reporting may not prevent or detect material misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, management conducted an evaluation of the effectiveness of our internal control over financial reporting as of August 28, 2013 based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that evaluation, our management concluded that our internal control over financial reporting was effective as of August 28, 2013.

Grant Thornton LLP, the independent registered public accounting firm that audited the Consolidated Financial Statements included in this report, has also audited the effectiveness our internal control over financial reporting as of August 28, 2013, as stated in their attestation report which is included under Item 8 of this report.

Attestation Report of the Registered Public Accounting Firm

Included in Item 8 of this report.

Changes in Internal Control over Financial Reporting

Except as noted above, there were no changes in our internal control over financial reporting during the quarter ended August 28, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None

PART III

Item 10. Directors, Executive Officers and Corporate Governance

There is incorporated in this Item 10 by reference that portion of our definitive proxy statement for the 2014 annual meeting of shareholders appearing therein under the captions “Election of Directors,” “Corporate Governance,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Executive Officers,” and “Certain Relationships and Related Transactions.”

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

Item 11. Executive Compensation

There is incorporated in this Item 11 by reference that portion of our definitive proxy statement for the 2014 annual meeting of shareholders appearing therein under the captions “Compensation Discussion and Analysis—Executive Compensation,” “—Executive Compensation Committee Report,” “—Compensation Tables and Information,” “—Director Compensation,” and “Corporate Governance—Executive Compensation Committee—Compensation Committee Interlocks.”

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

There is incorporated in this Item 12 by reference that portion of our definitive proxy statement for the 2014 annual meeting of shareholders appearing therein under the captions “Ownership of Equity Securities in the Company” and “Principal Shareholders.”

Item 13. Certain Relationships and Related Transactions, and Director Independence

There is incorporated in this Item 13 by reference that portion of our definitive proxy statement for the 2014 annual meeting of shareholders appearing therein under the captions, “Corporate Governance Guidelines—Director Independence” and “Certain Relationships and Related Transactions.”

Item 14. Principal Accountant Fees and Services

There is incorporated in this Item 14 by reference that portion of our definitive proxy statement for the 2014 annual meeting of shareholders appearing therein under the caption “Fees Paid To The Independent Registered Public Accounting Firm.”

PART IV

Item 15. Exhibits, Financial Statement Schedules

1.    Financial Statements

The following financial statements are filed as part of this Report:

Consolidated balance sheets at August 28, 2013 and August 29, 2012.

Consolidated statements of operations for each of the three years in the period ended August 28, 2013.

Consolidated statements of shareholders’ equity for each of the three years in the period ended August 28, 2013

Consolidated statements of cash flows for each of the three years in the period ended August 28, 2013.

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

4(i)

Sixth Amendment to Credit Agreement, dated as of October 20, 2011, among the Company, the lenders from time to time party thereto, Wells Fargo Bank, National Association, as administrative agent, and Amegy Bank National Association, as syndication agent (filed as Exhibit 4(i) to the Company’s Annual Report on Form 10-K for the fiscal year ended August 29, 2012, and incorporated herein by reference).

4(j)

Seventh Amendment to Credit Agreement, dated as of February 14, 2013, among the Company, the lenders from time to time party thereto, Wells Fargo Bank, National Association, as administrative agent, and Amegy Bank National Association, as syndication agent (filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended February 13, 2013, and incorporated herein by reference.

4(k)

Credit Agreement, dated as August 13, 2013, among the Company, the lenders from time to time party thereto, Wells Fargo Bank, National Association, as administrative agent, and Amegy Bank National Association, as syndication agent. (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated August 19, 2013, and incorporated herein by reference).

4(l)

Rights Agreement dated January 27, 2011 between Luby’s, Inc. and American Stock Transfer & Trust Company, LLC, as Rights Agent (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K dated February 2, 2011, and incorporated herein by reference).

10(a)

Management Incentive Stock Plan of Luby’s Cafeterias, Inc. (filed as Exhibit 10(i) to the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 1989, and incorporated herein by reference).*

10(b)

Amendment to Management Incentive Stock Plan of Luby’s Cafeterias, Inc. adopted January 14, 1997 (filed as Exhibit 10(k) to the Company’s Quarterly Report on Form 10-Q for the quarter ended February 28, 1997, and incorporated herein by reference).*

10(c)

Nonemployee Director Deferred Compensation Plan of Luby’s Cafeterias, Inc. adopted October 27, 1994 (filed as Exhibit 10(g) to the Company’s Quarterly Report on Form 10-Q for the quarter ended November 30, 1994, and incorporated herein by reference).*

10(d)

Amendment to Nonemployee Director Deferred Compensation Plan of Luby’s Cafeterias, Inc. adopted January 14, 1997 (filed as Exhibit 10(m) to the Company’s Quarterly Report on Form 10-Q for the quarter ended February 28, 1997, and incorporated herein by reference).*

10(e)

Amendment to Nonemployee Director Deferred Compensation Plan of Luby’s Cafeterias, Inc. adopted March 19, 1998 (filed as Exhibit 10(o) to the Company’s Quarterly Report on Form 10-Q for the quarter ended February 28, 1998, and incorporated herein by reference).*

10(f)

Amended and Restated Nonemployee Director Stock Plan of Luby’s, Inc. adopted January 20, 2005, as amended January 24, 2007, as amended April 14, 2008 (filed as Exhibit 10(f) to the Company’s Annual Report on Form 10-K for the fiscal year ended August 27, 2008, and incorporated herein by reference).*

10(g)

Second Amended and Restated Nonemployee Director Stock Plan of Luby’s, Inc. adopted January 25, 2013, (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended February 13, 2013, and incorporated herein by reference).*

10(h)

Luby’s Cafeterias, Inc. Supplemental Executive Retirement Plan dated May 30, 1996 (filed as Exhibit 10(j) to the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 1996, and incorporated herein by reference).*

10(i)

Amendment to Luby’s Cafeterias, Inc. Supplemental Executive Retirement Plan adopted January 14, 1997 (filed as Exhibit 10(r) to the Company’s Quarterly Report on Form 10-Q for the quarter ended February 28, 1997, and incorporated herein by reference).*

10(j)

Amendment to Luby’s Cafeterias, Inc. Supplemental Executive Retirement Plan adopted January 9, 1998 (filed as Exhibit 10(u) to the Company’s Quarterly Report on Form 10-Q for the quarter ended February 28, 1998, and incorporated herein by reference).*

10(k)

Amendment to Luby’s Cafeterias, Inc. Supplemental Executive Retirement Plan adopted May 21, 1999 (filed as Exhibit 10(q) to the Company’s Quarterly Report on Form 10-Q for the quarter ended May 31, 1999, and incorporated herein by reference.)*

10(l)

Luby’s Incentive Stock Plan adopted October 16, 1998 (filed as Exhibit 10(cc) to the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 1998, and incorporated herein by reference).*

10(m)

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

10(p)

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

10(u)	Amended and Restated Master Sales Agreement effective November 8, 2013, by and among Luby’s, Inc., Pappas Restaurants, L.P., and Pappas Restaurants, Inc.

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

Amendment No. 2 dated as of November 19, 2008 to Employment Agreement dated as of November 9, 2005 between Luby’s, Inc. and Christopher J. Pappas (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated November 21, 2008, and incorporated herein by reference).*

10(y)

Amendment No. 3 dated as of November 19, 2009 to Employment Agreement dated as of November 9, 2005 and as amended on October 29, 2007 and November 19, 2008 between Luby’s, Inc. and Christopher J. Pappas (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated November 25, 2009, and incorporated herein by reference).*

10(z)

Amendment No. 4 dated as of April 15, 2010 to Employment Agreement dated as of November 9, 2005 and as amended on October 29, 2007, November 19, 2008, and November 19, 2009 between Luby’s, Inc. and Christopher J. Pappas (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated April 20, 2010, and incorporated herein by reference).*

10(aa)

Amendment No. 5 dated as of September 2, 2010 to Employment Agreement dated as of November 9, 2005, as amended on October 29, 2007, November 19, 2008, November 19, 2009 and April 15, 2010, between Luby’s, Inc. and Christopher J. Pappas (filed as Exhibit 10(cc) to the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2011, and incorporated herein by reference).*

10(bb)

Amendment No. 6 dated as of April 20, 2011 to Employment Agreement dated as of November 9, 2005, as amended on October 29, 2007, November 19, 2008, November 19, 2009, April 15, 2010 and September 2, 2010, between Luby’s, Inc. and Christopher J. Pappas (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated April 26, 2011, and incorporated herein by reference).*

10(cc)

Amendment No. 7 dated as of August 28, 2012 to Employment Agreement dated as of November 9, 2005, as amended on October 29, 2007, November 19, 2008, November 19, 2009, April 15, 201, September 2, 2010 and April 20, 2011 between Luby’s, Inc. and Christopher J. Pappas (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated April 30, 2012, and incorporated herein by reference).*

10(dd)

Employment Agreement dated November 9, 2005, between Luby’s, Inc. and Harris J. Pappas (filed as Exhibit 10(z) to the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2005, and incorporated herein by reference).*

10(ee)

Amendment No. 1 dated as of October 29, 2007 to Employment Agreement dated as of March 9, 2001 between Luby’s, Inc. and Harris J. Pappas (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K dated October 30, 2007, and incorporated herein by reference).*

10(ff)

Amendment No. 2 dated as of November 19, 2008 to Employment Agreement dated as of November 9, 2005 between Luby’s, Inc. and Harris J. Pappas (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K dated November 21, 2008, and incorporated herein by reference).*

10(gg)

Amendment No. 3 dated as of November 19, 2009 to Employment Agreement dated as of November 9, 2005 and as amended on October 29, 2007 and November 19, 2008 between Luby’s, Inc. and Harris J. Pappas (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K dated November 25, 2009, and incorporated herein by reference).*

10(hh)

Amendment No. 4 dated as of April 15, 2010 to Employment Agreement dated as of November 9, 2005 and as amended on October 29, 2007, November 19, 2008, and November 19, 2009 between Luby’s, Inc. and Harris J. Pappas (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K dated April 20, 2010, and incorporated herein by reference).*

10(ii)

Amendment No. 5 dated as of September 2, 2010 to Employment Agreement dated as of November 9, 2005, as amended on October 29, 2007, November 19, 2008, November 19, 2009 and April 15, 2010, between Luby’s, Inc. and Harris J. Pappas (filed as Exhibit 10(jj) to the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2011, and incorporated herein by reference).*

10(jj)

Form of Restricted Stock Award Agreement pursuant to the Luby’s Incentive Stock Plan (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated November 15, 2007, and incorporated herein by reference).

10(kk)

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

November 12, 2013 Date		LUBY’S, INC. (Registrant)

	By:	/s/ CHRISTOPHER J. PAPPAS
Christopher J. Pappas
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature and Title	Date

/S/ GASPER MIR, III	November 12, 2013
Gasper Mir, III, Director and Chairman of the Board

/S/ CHRISTOPHER J. PAPPAS	November 12, 2013
Christopher J. Pappas, Director, President and Chief Executive Officer (Principal Executive Officer)

/S/ PETER TROPOLI	November 12, 2013
Peter Tropoli, Chief Operating Officer

/S/ K. SCOTT GRAY	November 12, 2013
K. Scott Gray, Senior Vice President and Chief Financial Officer, and Principal Accounting Officer (Principal Financial and Accounting Officer)

/S/ HARRIS J. PAPPAS	November 12, 2013
Harris J. Pappas, Director

/S/ JUDITH B. CRAVEN	November 12, 2013
Judith B. Craven, Director

/S/ ARTHUR R. EMERSON	November 12, 2013
Arthur R. Emerson, Director

/S/ JILL GRIFFIN	November 12, 2013
Jill Griffin, Director

/S/ J.S.B. JENKINS	November 12 2013
J.S.B. Jenkins, Director

/S/ FRANK MARKANTONIS	November 12, 2013
Frank Markantonis, Director

/S/ JOE C. MCKINNEY	November 12, 2013
Joe C. McKinney, Director

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

4(i)

Sixth Amendment to Credit Agreement, dated as of October 20, 2011, among the Company, the lenders from time to time party thereto, Wells Fargo Bank, National Association, as administrative agent, and Amegy Bank National Association, as syndication agent (filed as Exhibit 4(i) to the Company’s Annual Report on Form 10-K for the fiscal year ended August 29, 2012, and incorporated herein by reference).

4(j)

Seventh Amendment to Credit Agreement, dated as of February 14, 2013, among the Company, the lenders from time to time party thereto, Wells Fargo Bank, National Association, as administrative agent, and Amegy Bank National Association, as syndication agent (filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended February 13, 2013, and incorporated herein by reference.

4(k)

Credit Agreement, dated as August 13, 2013, among the Company, the lenders from time to time party thereto, Wells Fargo Bank, National Association, as administrative agent, and Amegy Bank National Association, as syndication agent. (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated August 19, 2013, and incorporated herein by reference).

4(l)

Rights Agreement dated January 27, 2011 between Luby’s, Inc. and American Stock Transfer & Trust Company, LLC, as Rights Agent (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K dated February 2, 2011, and incorporated herein by reference).

10(a)

Management Incentive Stock Plan of Luby’s Cafeterias, Inc. (filed as Exhibit 10(i) to the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 1989, and incorporated herein by reference).*

10(b)

Amendment to Management Incentive Stock Plan of Luby’s Cafeterias, Inc. adopted January 14, 1997 (filed as Exhibit 10(k) to the Company’s Quarterly Report on Form 10-Q for the quarter ended February 28, 1997, and incorporated herein by reference).*

10(c)

Nonemployee Director Deferred Compensation Plan of Luby’s Cafeterias, Inc. adopted October 27, 1994 (filed as Exhibit 10(g) to the Company’s Quarterly Report on Form 10-Q for the quarter ended November 30, 1994, and incorporated herein by reference).*

10(d)

Amendment to Nonemployee Director Deferred Compensation Plan of Luby’s Cafeterias, Inc. adopted January 14, 1997 (filed as Exhibit 10(m) to the Company’s Quarterly Report on Form 10-Q for the quarter ended February 28, 1997, and incorporated herein by reference).*

10(e)

Amendment to Nonemployee Director Deferred Compensation Plan of Luby’s Cafeterias, Inc. adopted March 19, 1998 (filed as Exhibit 10(o) to the Company’s Quarterly Report on Form 10-Q for the quarter ended February 28, 1998, and incorporated herein by reference).*

10(f)

Amended and Restated Nonemployee Director Stock Plan of Luby’s, Inc. adopted January 20, 2005, as amended January 24, 2007, as amended April 14, 2008 (filed as Exhibit 10(f) to the Company’s Annual Report on Form 10-K for the fiscal year ended August 27, 2008, and incorporated herein by reference).*

10(g)

Second Amended and Restated Nonemployee Director Stock Plan of Luby’s, Inc. adopted January 25, 2013, (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended February 13, 2013, and incorporated herein by reference).*

10(h)

Luby’s Cafeterias, Inc. Supplemental Executive Retirement Plan dated May 30, 1996 (filed as Exhibit 10(j) to the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 1996, and incorporated herein by reference).*

10(i)

Amendment to Luby’s Cafeterias, Inc. Supplemental Executive Retirement Plan adopted January 14, 1997 (filed as Exhibit 10(r) to the Company’s Quarterly Report on Form 10-Q for the quarter ended February 28, 1997, and incorporated herein by reference).*

10(j)

Amendment to Luby’s Cafeterias, Inc. Supplemental Executive Retirement Plan adopted January 9, 1998 (filed as Exhibit 10(u) to the Company’s Quarterly Report on Form 10-Q for the quarter ended February 28, 1998, and incorporated herein by reference).*

10(k)

Amendment to Luby’s Cafeterias, Inc. Supplemental Executive Retirement Plan adopted May 21, 1999 (filed as Exhibit 10(q) to the Company’s Quarterly Report on Form 10-Q for the quarter ended May 31, 1999, and incorporated herein by reference.)*

10(l)

Luby’s Incentive Stock Plan adopted October 16, 1998 (filed as Exhibit 10(cc) to the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 1998, and incorporated herein by reference).*

10(m)

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

10(p)

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

10(u)	Amended and Restated Master Sales Agreement effective November 8, 2013, by and among Luby’s, Inc., Pappas Restaurants, L.P., and Pappas Restaurants, Inc.

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

Amendment No. 2 dated as of November 19, 2008 to Employment Agreement dated as of November 9, 2005 between Luby’s, Inc. and Christopher J. Pappas (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated November 21, 2008, and incorporated herein by reference).*

10(y)

Amendment No. 3 dated as of November 19, 2009 to Employment Agreement dated as of November 9, 2005 and as amended on October 29, 2007 and November 19, 2008 between Luby’s, Inc. and Christopher J. Pappas (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated November 25, 2009, and incorporated herein by reference).*

10(z)

Amendment No. 4 dated as of April 15, 2010 to Employment Agreement dated as of November 9, 2005 and as amended on October 29, 2007, November 19, 2008, and November 19, 2009 between Luby’s, Inc. and Christopher J. Pappas (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated April 20, 2010, and incorporated herein by reference).*

10(aa)

Amendment No. 5 dated as of September 2, 2010 to Employment Agreement dated as of November 9, 2005, as amended on October 29, 2007, November 19, 2008, November 19, 2009 and April 15, 2010, between Luby’s, Inc. and Christopher J. Pappas (filed as Exhibit 10(cc) to the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2011, and incorporated herein by reference).*

10(bb)

Amendment No. 6 dated as of April 20, 2011 to Employment Agreement dated as of November 9, 2005, as amended on October 29, 2007, November 19, 2008, November 19, 2009, April 15, 2010 and September 2, 2010, between Luby’s, Inc. and Christopher J. Pappas (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated April 26, 2011, and incorporated herein by reference).*

10(cc)

Amendment No. 7 dated as of August 28, 2012 to Employment Agreement dated as of November 9, 2005, as amended on October 29, 2007, November 19, 2008, November 19, 2009, April 15, 201, September 2, 2010 and April 20, 2011 between Luby’s, Inc. and Christopher J. Pappas (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated April 30, 2012, and incorporated herein by reference).*

10(dd)

Employment Agreement dated November 9, 2005, between Luby’s, Inc. and Harris J. Pappas (filed as Exhibit 10(z) to the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2005, and incorporated herein by reference).*

10(ee)

Amendment No. 1 dated as of October 29, 2007 to Employment Agreement dated as of March 9, 2001 between Luby’s, Inc. and Harris J. Pappas (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K dated October 30, 2007, and incorporated herein by reference).*

10(ff)

Amendment No. 2 dated as of November 19, 2008 to Employment Agreement dated as of November 9, 2005 between Luby’s, Inc. and Harris J. Pappas (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K dated November 21, 2008, and incorporated herein by reference).*

10(gg)

Amendment No. 3 dated as of November 19, 2009 to Employment Agreement dated as of November 9, 2005 and as amended on October 29, 2007 and November 19, 2008 between Luby’s, Inc. and Harris J. Pappas (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K dated November 25, 2009, and incorporated herein by reference).*

10(hh)

Amendment No. 4 dated as of April 15, 2010 to Employment Agreement dated as of November 9, 2005 and as amended on October 29, 2007, November 19, 2008, and November 19, 2009 between Luby’s, Inc. and Harris J. Pappas (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K dated April 20, 2010, and incorporated herein by reference).*

10(ii)

Amendment No. 5 dated as of September 2, 2010 to Employment Agreement dated as of November 9, 2005, as amended on October 29, 2007, November 19, 2008, November 19, 2009 and April 15, 2010, between Luby’s, Inc. and Harris J. Pappas (filed as Exhibit 10(jj) to the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2011, and incorporated herein by reference).*

10(jj)

Form of Restricted Stock Award Agreement pursuant to the Luby’s Incentive Stock Plan (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated November 15, 2007, and incorporated herein by reference).

10(kk)

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