Form 10-K/A
period 2013-08-28
LUBYS INC
filed 2013-11-13
CIK 16099

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

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the following document are incorporated by reference into the designated parts of this Form 10-K:

Definitive Proxy Statement relating to 2014 annual meeting of shareholders (in Part III)

Explanatory Note

The sole purpose of this Amendment No. 1 to the Annual Report on Form 10-K (the “Form 10-K”) of Luby's, Inc. for the fiscal year ended August 28, 2013, filed with the Securities and Exchange Commission on November 12, 2013, is to furnish Exhibit 101 to the Form 10-K in accordance with Rule 405 of Regulation S-T. Exhibit 101 to the Form 10-K provides the financial statements and related notes from the Form 10-K formatted in XBRL (extensible Business Reporting Language).

No other changes have been made to the Form 10-K. This Amendment No. 1 to the Form 10-K speaks as of the original filing date of the Form 10-K, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the original Form 10-K.

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

10(u)

Amended and Restated Master Sales Agreement effective November 8, 2013, by and among Luby’s, Inc., Pappas Restaurants, L.P., and Pappas Restaurants, Inc. (filed as Exhibit 10(u) to the Company’s Annual Report on Form 10-K for the year ended August 28, 2013, and incorporated herein by reference).

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

21	Subsidiaries of the Company (filed as Exhibit 21 to the Company’s Annual Report on Form 10-K for the year ended August 28, 2013, and incorporated herein by reference).

23.1	Consent of Grant Thornton LLP (filed as Exhibit 23.1 to the Company’s Annual Report on Form 10-K for the year ended August 28, 2013, and incorporated herein by reference)..

31.1	Rule 13a-14(a)/15d-14(a) certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Rule 13a-14(a)/15d-14(a) certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Section 1350 certification of the Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Section 1350 certification of the Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

10(u)

Amended and Restated Master Sales Agreement effective November 8, 2013, by and among Luby’s, Inc., Pappas Restaurants, L.P., and Pappas Restaurants, Inc. (filed as Exhibit 10(u) to the Company’s Annual Report on Form 10-K for the year ended August 28, 2013, and incorporated herein by reference).

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

21	Subsidiaries of the Company (filed as Exhibit 21 to the Company’s Annual Report on Form 10-K for the year ended August 28, 2013, and incorporated herein by reference).

23.1	Consent of Grant Thornton LLP (filed as Exhibit 23.1 to the Company’s Annual Report on Form 10-K for the year ended August 28, 2013, and incorporated herein by reference).

31.1	Rule 13a-14(a)/15d-14(a) certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Rule 13a-14(a)/15d-14(a) certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Section 1350 certification of the Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Section 1350 certification of the Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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