Form 10-Q
period 2013-11-20
LUBYS INC
filed 2013-12-20
CIK 16099

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 20, 2013

or

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

As of December 17, 2013 there were 28,339,484 shares of the registrant’s common stock outstanding.

Luby’s, Inc.

Form 10-Q

Quarter ended November 20, 2013

Additional Information

We file reports with the Securities and Exchange Commission, including annual reports on Form 10-K, quarterly reports on Form10-Q and current reports on Form 8-K. The public may read and copy any materials we file with the SEC at its Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. We are an electronic filer, and the SEC maintains an Internet site at http://www.sec.gov that contains the reports, proxy and information statements, and other information that we file electronically. Our website address is http://www.lubysinc.com. Please note that our website address is provided as an inactive textual reference only. We make available free of charge through our website our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports as soon as reasonably practicable after such material is electronically filed with or furnished to the SEC. The information provided on our website is not part of this report, and is therefore not incorporated by reference unless such information is specifically referenced elsewhere in this report.

Part I—FINANCIAL INFORMATION

Item1. Financial Statements

Luby’s, Inc.

Consolidated Balance Sheets

(In thousands, except share data)

	November 20, 2013	August 28, 2013
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$1,828	$1,528
Trade accounts and other receivables, net	3,821	4,083
Food and supply inventories	7,021	5,026
Prepaid expenses	2,206	3,183
Assets related to discontinued operations	3	21
Deferred income taxes	1,434	1,436
Total current assets	16,313	15,277
Property held for sale	—	449
Assets related to discontinued operations	4,207	4,189
Property and equipment, net	195,132	190,519
Intangible assets, net	25,183	25,517
Goodwill	2,169	2,169
Deferred income taxes	9,156	7,923
Other assets	4,207	4,262
Total assets	$256,367	$250,305
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$24,653	$23,655
Liabilities related to discontinued operations	510	440
Accrued expenses and other liabilities	21,998	21,178
Total current liabilities	47,161	45,273
Credit facility debt	24,300	19,200
Liabilities related to discontinued operations	297	304
Other liabilities	8,232	8,010
Total liabilities	79,990	72,787
Commitments and Contingencies
SHAREHOLDERS’ EQUITY
Common stock, $0.32 par value; 100,000,000 shares authorized; Shares issued were 28,814,984 and 28,804,344, respectively; Shares outstanding were 28,314,984 and 28,304,344, respectively	9,220	9,217
Paid-in capital	26,387	26,065
Retained earnings	145,545	147,011
Less cost of treasury stock, 500,000 shares	(4,775)	(4,775)
Total shareholders’ equity	176,377	177,518
Total liabilities and shareholders’ equity	$256,367	$250,305

The accompanying notes are an integral part of these consolidated financial statements.

Luby’s, Inc.

Consolidated Statements of Operations (unaudited)

(In thousands except per share data)

	Quarter Ended
	November 20, 2013	November 21, 2012
	(12 weeks)	(12 weeks)
SALES:
Restaurant sales	$81,446	$73,968
Culinary contract services	4,270	3,841
Franchise revenue	1,514	1,522
Vending revenue	112	122
TOTAL SALES	87,342	79,453
COSTS AND EXPENSES:
Cost of food	23,364	20,842
Payroll and related costs	28,860	25,988
Other operating expenses	15,511	13,345
Occupancy costs	4,995	4,037
Opening costs	350	206
Cost of culinary contract services	3,672	3,466
Depreciation and amortization	4,413	4,118
General and administrative expenses	8,029	7,378
Provision for asset impairments	430	90
Net (gain) loss on disposition of property and equipment	51	(242)
Total costs and expenses	89,675	79,228
INCOME (LOSS) FROM OPERATIONS	(2,333)	225
Interest income	2	2
Interest expense	(253)	(175)
Other income, net	296	243
Income (loss) before income taxes and discontinued operations	(2,288)	295
Provision (benefit) for income taxes	(907)	78
Income (loss) from continuing operations	(1,381)	217
Loss from discontinued operations, net of income taxes	(85)	(88)
NET INCOME (LOSS)	(1,466)	$129
Income (loss) per share from continuing operations:
Basic	$(0.05)	$0.01
Assuming dilution	(0.05)	0.01
Loss per share from discontinued operations:
Basic	$—	$—
Assuming dilution	—	—
Net income (loss) per share:
Basic	$(0.05)	$0.01
Assuming dilution	(0.05)	0.01
Weighted average shares outstanding:
Basic	28,765	28,386
Assuming dilution	28,765	28,567

The accompanying notes are an integral part of these consolidated financial statements.

Luby’s, Inc.

Consolidated Statement of Shareholders’ Equity (unaudited)

(In thousands)

	Common Stock						Total
	Issued		Treasury		Paid-In	Retained	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Earnings	Equity
BALANCE AT AUGUST 28, 2013	28,804	$9,217	(500)	$(4,775)	$26,065	$147,011	$177,518
Net loss	—	—	—	—	—	(1,466)	(1,466)
Share-based compensation expense	—	—	—	—	250	—	250
Common stock issued under nonemployee benefit plans	11	3	—	—	72	—	75
BALANCE AT NOVEMBER 20, 2013	28,815	$9,220	(500)	$(4,775)	$26,387	$145,545	$176,377

The accompanying notes are an integral part of these consolidated financial statements.

Luby’s, Inc.

Consolidated Statements of Cash Flows (unaudited)

(In thousands)

	Quarter Ended
	November 20, 2013	November 21, 2012
	(12 weeks)	(12 weeks)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(1,466)	$129
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for asset impairments, net of gains/losses on property sales	538	(152)
Depreciation and amortization	4,413	4,136
Amortization of debt issuance cost	26	26
Share-based compensation expense	325	137
(Increase) Reduction in tax benefits from share-based compensation	—	14
Deferred tax benefit	(1,231)	(113)
Cash provided by operating activities before changes in operating assets and liabilities	2,605	4,177
Changes in operating assets and liabilities:
Decrease in trade accounts and other receivables	262	638
Increase in food and supply inventories	(1,996)	(1,398)
Decrease in prepaid expenses and other assets	1,026	1,930
Increase in accounts payable, accrued expenses and other liabilities	2,043	1,239
Net cash provided by operating activities	3,940	6,586
CASH FLOWS FROM INVESTING ACTIVITIES:
Decrease in note receivable	—	10
Proceeds from disposal of assets and property held for sale	467	510
Purchases of property and equipment	(9,207)	(4,874)
Net cash used in investing activities	(8,740)	(4,354)
CASH FLOWS FROM FINANCING ACTIVITIES:
Credit facility borrowings	22,300	12,600
Credit facility repayments	(17,200)	(14,100)
Net cash provided by (used in) financing activities	5,100	(1,500)
Net increase in cash and cash equivalents	300	732
Cash and cash equivalents at beginning of period	1,528	1,223
Cash and cash equivalents at end of period	1,828	$1,955
Cash paid for:
Income taxes	$—	$—
Interest	200	146

The accompanying notes are an integral part of these consolidated financial statements.

Luby’s, Inc.

Notes to Consolidated Financial Statements (unaudited)

November 20, 2013

Note 1. Basis of Presentation

The accompanying unaudited consolidated financial statements of Luby’s, Inc. (the “Company” or “Luby’s”) have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements that are prepared for the Company’s Annual Report on Form 10-K. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the quarter ended November 20, 2013 are not necessarily indicative of the results that may be expected for the fiscal year ending August 27, 2014.

The consolidated balance sheet dated August 28, 2013, included in this Form 10-Q, has been derived from the audited consolidated financial statements at that date. However, this Form 10-Q does not include all of the information and footnotes required by GAAP for an annual filing of complete financial statements. Therefore, these financial statements should be read in conjunction with the audited consolidated financial statements and footnotes included in the Company’s Annual Report on Form 10-K for the fiscal year ended August 28, 2013.

The results of operations, assets and liabilities for all units included in the cash flow improvement and capital redeployment plan discussed in Note 8 have been reclassified to discontinued operations in the statements of operations and balance sheets for all periods presented.

Note 2. Accounting Periods

The Company’s fiscal year ends on the last Wednesday in August. Accordingly, each fiscal year normally consists of 13 four-week periods, or accounting periods, accounting for 364 days in the aggregate. Each of the first three quarters of each fiscal year consists of three four-week periods, while the fourth quarter normally consists of four four-week periods. Fiscal years 2012 and 2013 contain 52 weeks. Comparability between quarters may be affected by the varying lengths of the quarters, as well as the seasonality associated with our business segments. Seasonality factors affecting a quarter include timing of holidays, weather and school years. Interim results may not be indicative of full year results.

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

The Company has accounted for the acquisition of Cheeseburger in Paradise using the acquisition method, and accordingly the results of operations related to this acquisition have been included in the consolidated results of the Company since the acquisition date. The Company incurred $0.4 million in acquisition costs, which were expensed as incurred and classified as general and administrative expenses on the consolidated statements of operations.

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

The license agreement and trade name relates to a perpetual license to use intangible assets including trademarks, service marks and publicity rights related to Cheeseburger in Paradise owned by Jimmy Buffett and affiliated entities. In return, the Company will pay a royalty fee of 2.5% of gross sales less discounts at acquired Cheeseburger in Paradise locations to an entity owned or controlled by Jimmy Buffett. The trade name represents a respected brand with positive customer loyalty, and the Company intends to cultivate and protect the use of the trade name.

The Company will amortize the fair value allocated to the license agreement and trade name over an expected accounting life of 15 years based on the expected use of its assets and the restaurant environment in which it is being used. The Company recorded approximately $4 thousand of amortization expense for the quarter ended November 20, 2013, which is classified as depreciation and amortization expense in the accompanying consolidated statement of operations. Because the value of these assets will be amortized using the straight-line method over 15 years, the annual amortization will be $17 thousand in future years.

A portion of the acquired lease portfolio contained favorable leases. Acquired lease terms were compared to current market lease terms to determine if the acquired leases were below or above the current rates tenants would pay for similar leases. The favorable lease assets totaled $2.6 million and are recorded in other assets. There were determined to be no unfavorable leases. The favorable leases are amortized to rent expense on a straight line basis over the lives of the related leases. The Company recorded $10 thousand of amortization expense for the quarter ended November 20, 2013, which is classified as additional rent expense in the accompanying consolidated statement of operations.

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

Quarter End
November 21, 2012
(Unaudited)
(In thousands, except per share data)
Pro forma total sales	$89,853
Pro forma income from continuing operations	(280)
Pro forma net income	(368)
Pro forma income from continuing operations per share
Basic	(0.01)
Diluted	(0.01)
Pro forma net income per share
Basic	(0.01)
Diluted	(0.01)

Note 4. Reportable Segments

The Company has three reportable segments: Company-owned restaurants, franchise operations and Culinary Contract Services (“CCS”).

Company-owned restaurants

Company-owned restaurants consists of several brands which are aggregated into one reportable segment because the nature of the products and services, the production processes, the customers, the methods used to distribute the products and services, the nature of the regulatory environment and store level profit margin are similar. The chief operating decision maker analyzes Company-owned restaurants at store level profit which is revenue less cost of food, payroll and related costs, other operating expenses and occupancy costs. The primary brands are Luby’s Cafeteria, Fuddruckers and Cheeseburger in Paradise, with a couple of non-core restaurant locations under other brand names (i.e., Koo Koo Roo Chicken Bistro and Bob Luby’s Seafood). All company-owned restaurants are casual dining restaurants. Each restaurant is an operating segment because operating results and cash flow can be determined for each restaurant.

The total number of Company-owned restaurants was 179 at November 20, 2013 and 180 at August 28, 2013.

Culinary Contract Services

CCS, branded as Luby’s Culinary Contract Services, consists of a business line servicing healthcare, higher education and corporate dining clients. The healthcare accounts are full service and typically include in-room delivery, catering, vending, coffee service and retail dining. CCS has contracts with long-term acute care hospitals, acute care medical centers, ambulatory surgical centers, behavioral hospitals, business and industry clients, and higher education institutions. CCS has the unique ability to deliver quality services that include facility design and procurement as well as nutrition and branded food services to our clients. The costs of culinary contract services on the Consolidated Statements of Operations include all food, payroll and related costs and other operating expenses related to CCS sales.

The total number of CCS contracts was 21 at November 20, 2013 and August 28, 2013.

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

The number of franchised restaurants was 116 at November 20, 2013 and August 28, 2013.

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

	Quarter Ended
	November 20, 2013	November 21, 2012
	(12 weeks)	(12 weeks)
	(In thousands)
Sales:
Company-owned restaurants	$81,558	$74,090
Culinary Contract Services	4,270	3,841
Franchising	1,514	1,522

Total	87,342	79,453

Segment level profit:
Company-owned restaurants	$8,828	$9,878
Culinary Contract Services	598	375
Franchising	1,514	1,522

Total	10,940	11,775

Depreciation and amortization:
Company-owned restaurants	$3,980	$3,675
Culinary Contract Services	93	108
Franchising	177	177
Corporate	163	158

Total	4,413	4,118

Capital expenditures:
Company-owned restaurants	$(9,058)	$(4,820)
Culinary Contract Services	0	(1)
Franchising	0	0
Corporate	(149)	(53)

Total	(9,207)	(4,874)

Income before income taxes and discontinued operations:
Segment level profit	$10,940	$11,775
Opening costs	(350)	(206)
Depreciation and amortization	(4,413)	(4,118)
General and administrative expenses	(8,029)	(7,378)
Provision for asset impairments	(430)	(90)
Net gain (loss) on disposition of property and equipment	(51)	242
Interest income	2	2
Interest expense	(253)	(175)
Other income, net	296	243

Total	$(2,288)	$295

	November 20, 2013	August 28, 2013
Total assets:
Company-owned restaurants	$209,512	$204,037
Culinary contract services	3,515	3,550
Franchising	14,058	14,674
Corporate	29,282	28,044

Total	256,367	250,305

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

Non-recurring fair value measurements related to impaired property and equipment consisted of the following:

		Fair Value Measurement Using
	Quarter Ended November 20, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Impairments
		(In thousands)
Continuing Operations
Property and equipment related to company-owned restaurants	$1,038	$—	$—	$1,038	$(430)

		Fair Value Measurement Using
	Quarter Ended November 21, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Impairments
		(In thousands)
Discontinued Operations
Property and equipment related to corporate assets	$1,222	$—	$—	$1,222	$(56)

Note 6. Income Taxes

No cash payments of estimated federal income taxes were made during the quarter ended November 20, 2013.

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

Note 7. Property and Equipment, Intangible Assets and Goodwill

The cost, net of impairment, and accumulated depreciation of property and equipment at November 20, 2013 and August 28, 2013, together with the related estimated useful lives used in computing depreciation and amortization, were as follows:

	November 20, 2013	August 28, 2013	Estimated Useful Lives (years)
	(In thousands)
Land	$63,509	$62,191		—
Restaurant equipment and furnishings	121,325	116,664	1	to	15
Buildings	173,231	172,342	20	to	33
Leasehold and leasehold improvements	39,298	39,108	Lesser of lease term or estimated useful life
Office furniture and equipment	7,672	7,466	3	to	10
Construction in progress	9,086	7,814		—
	414,121	405,585
Less accumulated depreciation and amortization	(218,989)	(215,066)
Property and equipment, net	$195,132	$190,519
Intangible assets, net	$25,183	$25,517		21
Goodwill	$2,169	$2,169		—

Intangible assets, net consist of the Fuddruckers trade name and franchise agreements and will be amortized. The Company believes the Fuddruckers’ brand name has an expected accounting life of 21 years from the date of acquisition based on the expected use of its assets and the restaurant environment in which it is being used. The trade name represents a respected brand with customer loyalty and the Company intends to cultivate and protect the use of the trade name. The franchise agreements, after considering renewal periods, have an estimated accounting life of 21 years from the date of acquisition and will be amortized over this period of time. The Company recorded $0.3 million of accumulated amortization as of November 20, 2013 and $4.5 million of accumulated amortization as of August 28, 2013.

Intangible assets, net also includes the license agreement and trade name related to Cheeseburger in Paradise and the value of the acquired licenses and permits allowing the sale of beverages with alcohol. These assets have an expected accounting life of 15 years from the date of acquisition December 6, 2012. The Company recorded accumulated amortization of $4 thousand as of November 20, 2013 and $4.5 million of accumulated amortization as of August 28, 2013.

The Company recorded an intangible asset for goodwill in the amount of $0.2 million related to the acquisition of substantially all of the assets of Fuddruckers. The Company also recorded an intangible asset for goodwill in the amount of $2.0 million related to the acquisition of the membership units of Paradise Restaurant Group, LLC. Goodwill is considered to have an indefinite useful life and is not amortized. Goodwill was $2.2 million as of November 20, 2013 and $2.2 million as of August 28, 2013 and relates to our Company-owned restaurants reportable segment.

Generally accepted accounting principles in the United States require the Company to perform a goodwill impairment test annually and more frequently when negative conditions or a triggering event arise. In September 2011, the FASB issued amended guidance that simplified how entities test goodwill for impairment. After an assessment of certain qualitative factors, if it is determined to be more likely than not that the fair value of a reporting unit is less than its carrying amount, entities must perform the quantitative analysis of the goodwill impairment test. Otherwise, the quantitative test(s) become optional. The acquired goodwill will be tested for impairment one year from the date of acquisition which will be in our second quarter ended February 12, 2014. We do not believe a triggering event has occurred during the quarter ended November 20, 2013 which would require us to impair the goodwill acquired on December 6, 2012.

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

The Company recognized the following impairment charges to income from operations:

	Quarter Ended
	November 20, 2013	November 21, 2012
	(12 weeks)	(12 weeks)
	(In thousands, except per share data)
Provision for asset impairments	$430	$90
Net (gain) loss on disposition of property and equipment	51	(242)
	$481	$(152)
Effect on EPS:
Basic	$(0.01)	$0.01
Assuming dilution	$(0.01)	$0.01

The impairment charge for the quarter ended November 20, 2013 is related to one operating Fuddruckers location, two operating Cheeseburger in Paradise locations that were closed after the end of the quarter and one Cheeseburger in Paradise location that was converted to a Fuddruckers.

The impairment charge for the quarter ended November 21, 2012 is related to an operating Fuddruckers restaurant at a leased location.

The net loss for the quarter ended November 20, 2013 includes the sale of one property held for sale and other normal asset retirement activity.

The net gain for the quarter ended November 21, 2012 includes the gain on disposal of assets at a Koo Koo Roo leased location net of asset retirements.

Discontinued Operations

As a result of the first quarter fiscal 2010 adoption of the Company’s Cash Flow Improvement and Capital Redeployment Plan (“the Plan”), the Company reclassified 23 operating stores and one previously closed location to discontinued operations. The results of operations, assets and liabilities for all units included in the Plan have been reclassified to discontinued operations in the statement of operations and balance sheets for all periods presented.

The following table sets forth the assets and liabilities for all discontinued operations:

	November 20, 2013	August 28, 2013
	(in thousands)
Prepaid expenses	$3	$21
Assets related to discontinued operations—current	$3	$21
Property and equipment	$3,912	$3,894
Other assets	295	295
Assets related to discontinued operations—non-current	$4,207	$4,189
Deferred income taxes	$246	$246
Accrued expenses and other liabilities	264	194
Liabilities related to discontinued operations—current	$510	$440
Other liabilities	$297	$304
Liabilities related to discontinued operations—non-current	$297	$304

As of August 28, 2013 and November 20, 2013, the Company had six restaurant properties classified as discontinued operations assets. The carrying value of the six owned properties was $3.8 million at August 28, 2013 and $3.8 million at November 20, 2013. The carrying values of two ground leases were previously impaired to zero.

There was no reclassification or sale of discontinued operations assets in the first quarter fiscal 2014.

The Company is actively marketing all of these properties for lease or sale and the Company’s results of discontinued operations will be affected by the disposal of properties related to discontinued operations to the extent proceeds from the sales exceed or are less than net book value.

The following table sets forth the sales and pretax income (loss) reported for discontinued operations:

	Quarter Ended
	November 20, 2013	November 21, 2012
	(12 weeks)	(12 weeks)
	(In thousands, except discontinued locations)
Pretax loss	$(141)	$(127)
Income tax benefit on discontinued operations	56	39
Loss on discontinued operations	$(85)	$(88)

The following table summarizes discontinued operations for the first quarters of fiscal years 2014 and 2013:

	Quarter Ended
	November 20, 2013	November 21, 2012
	(12 weeks)	(12 weeks)
	(In thousands, except per share data)
Impairments	$(56)	$—
Net loss	(56)	—
Other	(29)	(88)
Loss from discontinued operations	$(85)	$(88)
Effect on EPS from discontinued operations—basic	$—	$—

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

At August 28, 2013, the Company had one owned property recorded at approximately $0.6 million in property held for sale. The Company sold this property during the quarter ended November 20, 2013.

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

Construction Activity

From time to time, the Company enters into non-cancelable contracts for the construction of its new restaurants. This construction activity exposes the Company to the risks inherent in new construction, including but not limited to rising material prices, labor shortages, delays in getting required permits and inspections, adverse weather conditions, and injuries sustained by workers. The Company had no non-cancelable contracts as of November 20, 2013.

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

Under the terms of the Amended and Restated Master Sales Agreement, the Pappas entities may provide specialized (customized) equipment fabrication and basic equipment maintenance, including stainless steel stoves, shelving, rolling carts, and chef tables. The total costs under the Amended and Restated Master Sales Agreement of custom-fabricated and refurbished equipment in the quarters ended November 20, 2013 and November 21, 2012 were zero and zero, respectively. Services provided under this agreement are subject to review and approval by the Finance and Audit Committee of the Company’s Board of Directors.

Operating Leases

In the third quarter fiscal 2004, Messrs. Pappas became partners in a limited partnership which purchased a retail strip center in Houston, Texas. Messrs. Pappas collectively own a 50% limited partnership interest and a 50% general partnership interest in the limited partnership. A third-party company manages the center. One of the Company’s restaurants has rented and occupied space in that center since July 1969.

On November 22, 2006, the Company executed a new lease agreement in connection with the replacement and relocation of the existing restaurant with a new prototype restaurant in the retail strip center described above. The new restaurant opened in July 2008 and the new lease agreement provides for a primary term of approximately twelve years with two subsequent five-year options. The new lease also gives the landlord an option to buy out the agreement on or after the calendar year 2015 by paying the unamortized cost of the Company’s improvements. The Company is currently obligated to pay rent of $20.00 per square foot ($22.00 per square foot beginning January 2014) plus maintenance, taxes, and insurance during the primary term of the lease. Thereafter, the lease provides for increases in rent at set intervals. The new lease agreement was approved by the Finance and Audit Committee and full Board of Directors. The Company made payments of $60,000 and $56,000 in the quarters ended November 20, 2013 and November 21, 2012, respectively.

On November14, 2012, the Company executed an additional lease agreement in connection with a proposed future restaurant concept in the retail strip center described above. This lease agreement provides for a primary term of approximately eight years with no renewal options. This lease agreement was approved by the Finance and Audit Committee of the Board of Directors. The Company made payments of $8,300 in the quarter ended November 20, 2013. Affiliated rents paid for this restaurant property lease represented 1.8% and 1.9% of total rents for continuing operations for the quarters ended November 20, 2013 and November 21, 2012, respectively. The company terminated the lease on October 31, 2013.

	Quarter Ended
	November 20, 2013	November 21, 2012
	(12 weeks)	(12 weeks)
	(In thousands, except percentages)
AFFILIATED COSTS INCURRED:
General and administrative expenses—professional and other costs	$—	$13
Other operating expenses, occupancy costs and opening costs, including property leases	69	106
Total	$69	$119
RELATIVE TOTAL COMPANY COSTS:
General and administrative expenses	$8,029	$7,378
Capital expenditures	9,207	4,874
Other operating expenses, occupancy costs and opening costs	20,856	17,588
Total	$38,092	$29,840
AFFILIATED COSTS INCURRED AS A PERCENTAGE OF RELATIVE TOTAL COMPANY COSTS	0.18%	0.39%

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

On January 25, 2013, the Board of Directors of the Company approved the renewal of a consultant agreement with Ernest Pekmezaris, the Company’s former Chief Financial Officer. Under the agreement, Mr. Pekmezaris furnished to the Company advisory and consulting services related to finance and accounting matters and other related consulting services. The agreement expired on July 31, 2013. Mr. Pekmezaris is also the Treasurer of Pappas Restaurants, Inc. Compensation for the services provided by Mr. Pekmezaris to Pappas Restaurants, Inc. is paid entirely by that entity.

Peter Tropoli, the Company’s Chief Operating Officer, and formerly the Company’s Senior Vice President, Administration, General Counsel and Secretary, is an attorney and stepson of Frank Markantonis, who is a director of the Company.

Paulette Gerukos, Vice President of Human Resources of the Company, is the sister-in-law of Harris J. Pappas, who is a director of the Company.

Note 11. Share-Based Compensation

We have two active share based stock plans, the Employee Stock Plan and the Nonemployee Director Stock Plan. Both plans authorize the granting of stock options, restricted stock and other types of awards consistent with the purpose of the plans.

Of the 1.1 million shares approved for issuance under the Nonemployee Director Stock Plan, 0.6 million options, restricted stock units and restricted stock awards were granted, and 0.1 million options were cancelled or expired and added back into the plan. Approximately 0.6 million shares remain available for future issuance as of November 20, 2013. Compensation cost for share-based payment arrangements under the Nonemployee Director Stock Plan, recognized in general and administrative expenses for the quarters ended November 20, 2013 and November 21, 2012 were approximately $130,000 and $27,000, respectively.

Of the 2.6 million shares approved for issuance under the Employee Stock Plan, 4.6 million options and restricted stock units were granted, and 3.0 million options and restricted stock units were cancelled or expired and added back into the plan. Approximately 1.0 million shares remain available for future issuance as of November 20, 2013. Compensation cost for share-based payment arrangements under the Employee Stock Plan, recognized in general and administrative expenses for the quarters ended November 20, 2013 and November 21, 2012, were approximately $0.2 million and $0.1 million, respectively.

Stock Options

Stock options granted under either the Employee Stock Plan or the Nonemployee Director Stock Plan have exercise prices equal to the market price of the Company’s common stock at the date of the grant.

Option awards under the Nonemployee Director Stock Plan generally vest 100% on the first anniversary of the grant date and expire ten years from the grant date. No options were granted under the Nonemployee Director Stock Plan in the quarters ended November 20, 2013. However, options to purchase 24,000 shares at option prices from $4.47 to $6.45 per share remain outstanding as of November 20, 2013.

Options granted under the Employee Stock Plan generally vest 25% on the anniversary date of each grant and expire six years from the date of the grant. However, options granted to executive officers under the Employee Stock Plan vest 50% on the first anniversary date of the grant date, 25% on the second anniversary of the grant date and the remaining 25% vest on the third anniversary of the grant date and expire ten years from the grant date. All options granted in fiscal year 2013 were granted under the Employee Stock Plan. Options to purchase 815,336 shares at option prices of $3.44 to $11.10 per share remain outstanding as of November 20, 2013.

A summary of the Company’s stock option activity for the quarter ended November 20, 2013 is presented in the following table:

	Shares Under Fixed Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
			(Years)	(In thousands)
Outstanding at August 28, 2013	882,768	$5.23	4.7	$2,042
Granted	—	—	—	—
Exercised	—	—	—	—
Forfeited/Expired	43,432	—	—	—
Outstanding at November 20, 2013	839,336	$4.92	4.7	$2,091
Exercisable at November 20, 2013	697,242	$4.80	4.4	$1,835

The intrinsic value for stock options is defined as the difference between the current market value, or closing price on November 20, 2013, and the grant price on the measurement dates in the table above.

Restricted Stock Units

Grants of restricted stock units consist of the Company’s common stock and generally vest after three years. All restricted stock units are cliff-vested. Restricted stock units are valued at the closing market price of the Company’s common stock at the date of grant.

A summary of the Company’s restricted stock unit activity during the quarters ended November 20, 2013 is presented in the following table:

	Restricted Stock Units	Weighted Average Fair Value	Weighted- Average Remaining Contractual Term
		(Per share)	(In years)
Unvested at August 28, 2013	424,236	$5.74	2.1
Granted	—	—	—
Vested	—	—	—
Unvested at November 20, 2013	424,236	$5.74	2.0

At November 20, 2013, there was approximately $1.3 million of total unrecognized compensation cost related to unvested restricted stock units that is expected to be recognized over a weighted-average period of 1.9 years.

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

Note 12. Earnings Per Share

 Basic net income per share is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding and unvested restricted stock for the reporting period. Diluted net income per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. For the calculation of diluted net income per share, the basic weighted average number of shares is increased by the dilutive effect of stock options determined using the treasury stock method. Stock options excluded from the computation of net income per share for the quarter ended November 20, 2013 include approximately 23,000 shares with exercise prices exceeding market prices and approximately 8,000 shares whose inclusion would also be anti dilutive.

The components of basic and diluted net income per share are as follows:

	Quarter Ended
	November 20, 2013	November 21, 2012
	(12 weeks)	(12 weeks)
	(In thousands expect per share data)
Numerator:
Income (loss) from continuing operations	$(1,381)	$217
Loss from discontinued operations	(85)	(88)
Net income (loss)	$(1,466)	$129
Denominator:
Denominator for basic earnings per share—weighted-average shares	28,765	28,386
Effect of potentially dilutive securities:
Employee and non-employee stock options	—	181
Denominator for earnings per share assuming dilution	28,765	28,567
Income (loss) per share from continuing operations:
Basic	$(0.05)	$0.01
Assuming dilution	(0.05)	0.01
Loss per share from discontinued operations:
Basic	$—	$—
Assuming dilution	—	—
Net income (loss) per share:
Basic	$(0.05)	$0.01
Assuming dilution	(0.05)	0.01

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s discussion and analysis of financial condition and results of operations should be read in conjunction with the unaudited consolidated financial statements and footnotes for the period ended November 20, 2013 included in Item1 of Part I of this Quarterly Report on Form 10-Q, and the audited consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended August 28, 2013.

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

As of November 20, 2013, we owned and operated 179 restaurants, of which 93 are traditional cafeterias, 62 are gourmet hamburger restaurants, 22 are casual dining restaurants and bars, one is an upscale fast serve chicken restaurant, and one primarily serves seafood. These establishments are located in close proximity to retail centers, business developments and residential areas mostly throughout the United States.

Also as of November 20, 2013, we operated 21 Culinary Contract Services facilities. These facilities service healthcare, higher education and corporate dining clients in Texas and Louisiana. The healthcare accounts are full service and typically include in-room delivery, catering, vending, coffee service and retail dining. Culinary Contract Services has contracts with long-term acute care hospitals, business and industry clients and higher education institutions.

Also as of November 20, 2013, we are a franchisor for a network of 116 franchised Fuddruckers restaurants. The owners of these franchise units pay royalty revenue to us as a franchisor.

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

Same-Store Sales

The restaurant business is highly competitive with respect to food quality, concept, location, price, and service, all of which may have an effect on same-store sales. Our same-store sales calculation measures the relative performance of a certain group of restaurants. To qualify for inclusion in this group, a store must have been in operation for 18 consecutive accounting periods. Our Fuddruckers units were included in this measurement beginning with the fiscal quarter ended May 9, 2012. Stores that close on a permanent basis are removed from the group in the fiscal quarter when operations cease at the restaurant, but remain in the same-store group for previously reported fiscal quarters. Although management believes this approach leads to more effective year-over-year comparisons, neither the time frame nor the exact practice may be similar to those used by other restaurant companies.

RESULTS OF OPERATIONS

For the First Quarter Fiscal 2014 versus the First Quarter Fiscal 2013

Sales

Total sales increased approximately $7.9 million, or 9.9%, in the quarter ended November 20, 2013 compared to the quarter ended November 21, 2012, consisting primarily of a $7.5 million increase in restaurant sales and a $0.4 million increase in Culinary Contract Sales. Other components of total sales include vending revenue and franchise revenue, which was consistent in the quarter ended November 20, 2013 compared to the quarter ended November 21, 2012.

The company operates with three reportable operating segments: Company-owned restaurants, franchise operations, and Culinary Contract Services.

Company-Owned Restaurants

Restaurant Sales

Restaurant sales increased $7.5 million in the quarter ended November 20, 2013, compared to the quarter ended November 21, 2012. The increase in restaurant sales included an $8.8 million increase due to the acquisition of 23 Cheeseburger in Paradise-branded stores, a $0.7 million decrease in sales from Fuddruckers and Koo Koo Roo-branded restaurants and a $0.6 million decrease in sales at Luby’s Cafeteria-branded restaurants. In addition, ten new stores were added over the last 18 accounting periods, and thus not yet in our same store groupings, added another $1.1 million. Six units that have closed since last year deducted $1.5 million from restaurant sales, and the decline in same store sales deducted another $0.9 million. On a same–store basis, restaurant sales decreased 1.3%. Adjusting for timing of Thanksgiving, which fell one week later in our fiscal year and is a high-sales volume period for our Luby’s Cafeterias, same stores increased 1.1%. On this calendar adjusted basis, same-store sales at our Luby’s Cafeteria restaurants increased 2.4% in the fiscal quarter ended November 20, 2013 compared to the fiscal quarter ended November 21, 2012. At our Luby’s Cafeteria restaurants, guest traffic grew 1.6% and per person average spend increased 0.7%. At our Fuddruckers restaurants, same-store sales decreased 2.3% in the fiscal quarter ended November 20, 2013 compared to the quarter ended November 21, 2012. Guest traffic declines of 4.8% were partially offset by average spend per customer increases 2.7%. The increase in per person average spend was a result of altering the mix of menu items offered and selected by our customers and modest price increases.

Cost of Food

Food costs increased approximately $2.5 million, or 12.1%, in the quarter ended November 20, 2013 compared to the quarter ended November 21, 2012 due primarily to the addition of 23 Cheeseburger in Paradise-branded stores. As a percentage of restaurant sales, food cost increased 0.5% to 28.7% in the quarter ended November 20, 2013, compared to the quarter ended November 21, 2012. Removing the impact of Cheeseburger in Paradise, food costs as a percentage of sales decreased 0.1% to 28.1% for the quarter ended November 20, 2013 compared to the quarter ended November 21, 2012. Food commodity prices for our basket of food commodity purchases increased 2.0% at our Luby’s Cafeterias and 6.0% at our Fuddruckers restaurants. These commodity cost increases were partially offset by menu price increases during the quarter ended November 20, 2013 compared to the quarter ended November 20, 2012.

Payroll and Related Costs

Payroll and related costs increased approximately $2.9 million in the quarter ended November 20, 2013 compared to the quarter ended November 21, 2012 due to the addition of 23 Cheeseburger in Paradise restaurants. Removing the impact of Cheeseburger in Paradise, Payroll and Related expenses decreased $1.1 million. The labor costs at our core brands of Luby’s and Fuddruckers decreased primarily due to improved hourly labor deployment, including the ability to react more quickly to changes in guest traffic. As a percentage of restaurant sales, payroll and related costs increased, 0.3%, to 35.4% in the quarter ended November 20, 2013 compared to 35.1% in the quarter ended November 21, 2012, primarily due to the acquisition of Cheeseburger in Paradise-branded stores offset by improvements in labor costs at existing restaurants. Excluding Cheeseburger in Paradise, payroll and related costs as a percent of restaurant sales decreased 0.9% to 34.2% in the quarter ended November 20, 2013 compared to the quarter ended November 21, 2012.

Other Operating Expenses

Other operating expenses primarily include restaurant-related expenses for utilities, repairs and maintenance, advertising, insurance, services and supplies. Other operating expenses increased by approximately $2.2 million, or 16.3%, in the quarter ended November 20, 2013 compared to the quarter ended November 21, 2012, due to a $2.3 million increase from the addition of 23 Cheeseburger in Paradise-branded stores. Other operating expenses at our Luby’s Cafeteria and Fuddruckers brand restaurants decreased $0.1 million due to (1) an approximate $0.4 million decrease in repairs and maintenance expense and (2) an approximate $0.1 million decrease in restaurant supplies and services; offset by (3) an approximate $0.1 million increase in marketing and advertising due to increased billboard advertising, direct mail programs, and enhance point-of-purchase advertising; (4) an approximate $0.1 million increase in utilities and (5) a $0.2 million increase in insurance and other expenses. As a percentage of restaurant sales, other operating expenses increased 1.0%, to 19.1%, in the quarter ended November 20, 2013 compared to 18.1% in the quarter ended November 21, 2012, due to the addition of 23 Cheeseburger in Paradise branded restaurants. Excluding the impact of Cheeseburger in Paradise, other operating expenses as a percentage of sales increased to 18.2% in the quarter ended November 20, 2013 compared to 18.1% in the quarter ended November 20, 2013.

Occupancy Costs

Occupancy costs include property lease expense, property taxes, and common area maintenance charges. Occupancy cost increased $1.0 million to $5.0 million in the quarter ended November 20, 2013 compared to the quarter ended November 21, 2012.

Franchise Operations

We only offer franchises for the Fuddruckers brand. Franchises are sold in markets where expansion is deemed advantageous to the development of the Fuddruckers concept and system of restaurants. Franchise revenue includes (1) royalties paid to us as the franchisor for the Fuddruckers brand and (2) franchise fees paid to us when franchise units are opened for business or transferred to new owners. Franchise revenue decreased $8 thousand in the quarter ended November 20, 2013 compared to the quarter ended November 21, 2012. The $8 thousand decrease in franchise revenue includes a $25 thousand decrease in franchise royalties offset by a $17 thousand increase in non-royalty related fee income.

Culinary Contract Services

Culinary Contract Services is a business line servicing healthcare, higher education, and corporate dining clients. The healthcare accounts are full service and typically include in-room delivery, catering, vending, coffee service and retail dining. This business line operated 21 client locations at the quarter ended November 20, 2013 and 18 at the quarter ended November 21, 2012. In fiscal year 2012, we refined our operating model by concentrating on clients able to enter into agreements where all operating costs are reimbursed to us and we generally charge a fixed fee. These agreements typically present lower financial risk to the company.

Culinary Contract Services Revenue

Culinary Contract Services revenue increased $0.4 million, or 11.2%, in the quarter ended November 20, 2013 compared to the quarter ended November 21, 2012. The increase in revenue was primarily due to an increase in the number of locations where we operate. We operated at 21 locations as of November, 20, 2013 compared to 18 locations as of November 20, 2012.

Cost of Culinary Contract Services

Cost of Culinary Contract Services includes the food, payroll and related costs, and other direct operating expenses associated with generating culinary contract sales. Cost of Culinary Contract Services increased approximately $0.2 million, or 5.9%, in the quarter ended November 20, 2013 compared to the quarter ended November 21, 2012, consistent with an increase in Culinary Contract Revenue. We expanded our profit margin in this business segment to 14.0% of culinary contract services revenue in the quarter ended November 20, 2013 from 9.8% for the quarter ended November 21, 2012.

 Company-wide Expenses

Opening Costs

Opening costs include labor, supplies, occupancy, and other costs necessary to support the restaurant through its opening period. Opening costs were approximately $0.4 million in the quarter ended November 20, 2013 compared to approximately $0.2 million in the quarter ended November 21, 2012. The quarter ended November 20, 2013 and the quarter ended November 21, 2012 included carrying costs of locations to be developed for future restaurant openings. The opening cost in the quarter ended November 20, 2013 also included the opening costs for one Luby’s Cafeteria opened during the quarter ended November 20, 2013.

Depreciation and Amortization

Depreciation and amortization expense increased by approximately $0.3 million, or 7.2%, in the quarter ended November 20, 2013 compared to the quarter ended November 21, 2012, due the addition of depreciation related to Cheeseburger in Paradise assets and new capital expenditures for new construction and remodel activity offset by the reduction in depreciation related to certain assets reaching the end of their depreciable lives.

General and Administrative Expenses

General and administrative expenses include corporate salaries and benefits-related costs, including restaurant area leaders, share-based compensation, professional fees, travel and recruiting expenses and other office expenses. Most of the increase in general and administrative expense is attributable to the incremental salary and benefits, travel, and professional fees related to the acquisition of Cheeseburger in Paradise. General and administrative expenses increased $0.7 million, or 8.8%, in the quarter ended November 20, 2013 compared to the quarter ended November 21, 2012. As a percentage of total revenue, general and administrative expenses decreased to 9.2% in the quarter ended November 20, 2013, compared to 9.3% in the quarter ended November 21, 2012.

Provision for asset impairments, net

The impairment charge of $0.4 million for the quarter ended November 20, 2013 is related to one operating Fuddruckers location, two Cheeseburger in Paradise locations that closed after the quarter ended and one Cheeseburger in Paradise location that was converted to a Fuddruckers.

The asset impairment of $0.1 million in the quarter ended November 21, 2012 was related to one operating Fuddruckers restaurant at a leased location.

Net Loss (Gain) on Disposition of Property and Equipment

The loss or gain on disposition of property and equipment was a loss of approximately $0.1 million in the quarter ended November 20, 2013 and includes the sale of one property held for sale and other normal asset retirement activity. The loss or gain on disposition of property and equipment was a gain of approximately $0.2 million in the quarter ended November 21, 2012 and includes the gain on disposal of assets at a Koo Koo Roo leased location net of asset retirements.

Interest Income

Interest income was $2 thousand in the quarter ended November 20, 2013 and in the quarter ended November 21, 2012.

Interest Expense

Interest expense was approximately $0.3 million in the quarter ended November 20, 2013 and approximately $0.2 million in the quarter ended November 20, 2012 due to slightly higher debt balances and interest rates.

Other Income, Net

Other income, net consisted primarily of the following components: net rental property income and expenses relating to property for which we are the landlord; prepaid sales tax discounts earned through our participation in state tax prepayment programs; and oil and gas royalty income. Other income, net in the quarter ended November 20, 2013 increased approximately $0.1 million compared to the quarter ended November 21, 2012 related to higher net rental property income.

Taxes

For the quarter ended November 20, 2013, the income taxes related to continuing operations resulted in a tax benefit of $0.9 million compared to a tax provision of $0.1 million for the quarter ended November 21, 2012. This benefit was due to the loss before taxes and discontinued operations in the quarter ended November 20, 2013 compared to the income before taxes and discontinued operations in the quarter ended November 21, 2012.

Discontinued Operations

The loss from discontinued operations was $0.1 million in the quarter ended November 20, 2013 and $0.1 million in the quarter ended November 21, 2012. The loss from discontinued operations of $0.1 million in the quarter ended November 20, 2013 primarily consist of carrying costs associated with assets related to discontinued operations and, an impairment charge offset by an income tax benefit.

The loss of $0.1 million from discontinued operations in the quarter ended November 21, 2012 included $0.1 million in carrying costs associated with assets related to discontinued operations offset by an income tax benefit of $39 thousand.

LIQUIDITY AND CAPITAL RESOURCES

Cash and Cash Equivalents

General. Our primary sources of short-term and long-term liquidity are cash flows from operations and our revolving credit facility. During the quarter ended November 20, 2013, cash provided by operating activities was $3.9 million and by financing activities was $5.1 million offset by cash used in investing activities of $8.7 million. Cash and cash equivalents increased $0.3 million in the first quarter fiscal 2014 compared to $0.7 million increase in the first quarter fiscal 2013. We plan to continue the level of capital and repair and maintenance expenditures necessary to keep our restaurants attractive and operating efficiently.

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

The following table summarizes our cash flows from operating, investing and financing activities:

	Quarter Ended
	November 20, 2013	November 21, 2012
	(12 weeks)	(12 weeks)
	(In thousands)
Total cash provided by (used in):
Operating activities	$3,940	$6,586
Investing activities	(8,740)	(4,354)
Financing activities	5,100	(1,500)
Net Increase in cash and cash equivalents	$300	$732

Operating Activities. Cash flow from operating activities was $3.9 million in the first quarter fiscal 2014, a $2.6 million decrease from the first quarter fiscal 2013. The $2.6 million decrease in cash is due to a $1.2 million decrease in cash from operations before changes in operating assets and liabilities plus a $1.4 million decrease in cash generated by changes in operating assets and liabilities for the quarter ended November 20, 2013.

Cash generated by operating activities before changes in operating assets and liabilities was $2.6 million in the first quarter fiscal 2014, a $1.6 million decrease compared to the first quarter fiscal 2013. The $1.6 million decrease in cash provided by operating activities before changes in operating assets and liabilities was due to less cash generated by segment level profit of $1.1 million for Company-owned restaurants and $0.1 million increase in cash used for opening costs.

Changes in operating assets and liabilities was a $1.3 million source of cash in the first quarter fiscal 2014 and a $2.4 million source of cash in the first quarter fiscal 2013. The $1.1 million decrease in the source of cash was due to differences in the change in asset and liability balances during the quarter ended November 20, 2013 and November 21, 2012. Increases in current asset accounts are a use of cash while decreases in current asset accounts are a source of cash. During the quarter ended November 20, 2013, the change in trade accounts and other receivables was a $0.3 million source of cash which was $0.4 million greater than the quarter ended November 21, 2012. The change in inventory during the quarter ended November 20, 2013 was a $2.0 million use of cash which was a $0.6 million increase from the quarter ended November 21, 2012. The change in prepaid expenses and other assets was a $1.0 million source of cash during the quarter ended November 20, 2013, which was $0.9 million less than the quarter ended November 21, 2012.

Increase in current liability accounts are a source of cash, while decreases in current liability accounts are a use of cash. During the quarter ended November 20, 2013, changes in the balances of accounts payable, accrued expenses and other liabilities was a $2.0 million source of cash, compared to a source of cash of $1.2 million during the quarter ended November 21, 2012.

Investing Activities. We generally reinvest available cash flows from operations to develop new restaurants, enhance existing restaurants and to support Culinary Contract Services. Cash used by investing activities was $8.7 million in the quarter ended November 20, 2013 and $4.4 million in the quarter ended November 21, 2012. Capital expenditures were $9.2 million in the quarter ended November 20, 2013, a $4.3 million increase compared to the quarter ended November 21, 2012. Proceeds from the disposal of assets were $0.5 million in the first quarter fiscal 2014 and in the first quarter fiscal 2013.

Financing Activities. Cash provided by financing activities was $5.1 million in the quarter ended November 20, 2013 compared to a $1.5 million use of cash during the quarter ended November 21, 2012. Cash flows from financing activities was primarily the result of borrowings and repayments related to our revolving credit facility. During the quarter ended November 20, 2013, borrowings exceeded repayments by $5.1 million. During the quarter ended November 21, 2012, repayments of the credit facility exceeded borrowings by $1.5 million.

Status of Long-Term Investments and Liquidity

At November 20, 2013, we did not hold any long-term investments.

Status of Trade Accounts and Other Receivables, Net

We monitor the aging of our receivables, including Fuddruckers franchising related receivables, and record provisions for uncollectable accounts, as appropriate. Credit terms of accounts receivable associated with our Culinary Contract Services business vary from 30 to 45 days based on contract terms.

Working Capital

Current assets increased $1.0 million in the first quarter fiscal 2014 compared to a decrease of $0.4 million in the first quarter fiscal 2013. In the first quarter fiscal 2014, cash increased $0.3 million and food and supply inventory increased $2.0 million; partially offset by decreases in trade accounts and other receivables of $0.3 million and prepaid expenses of $1.0 million. In the first quarter fiscal 2013, food and supply inventories increased $1.4 million while prepaid expenses decreased $1.8 million and trade accounts and other receivable decreased $0.6 million.

Current liabilities increased $1.9 million in the first quarter fiscal 2014 compared to a $1.4 million increase in the first quarter fiscal 2013. In the first quarter fiscal 2014, accounts payables increased $1.0 million and accrued expenses and other liabilities increased $0.8 million. In the first quarter fiscal 2013 accounts payables increased $1.8 million and accrued expenses and other liabilities decreased $0.4 million.

Capital Expenditures

Capital expenditures consist of purchases of real estate for future restaurant sites, Culinary Contract Services investments, new unit construction, purchases of new and replacement restaurant furniture and equipment, and ongoing remodeling programs. Capital expenditures for the first quarter fiscal 2014 were approximately $9.2 million and related to new restaurant construction, recurring maintenance and remodels of our existing units, improvement of our Culinary Contract Services business and the development of future restaurant sites. We expect to be able to fund all capital expenditures in fiscal 2014 using proceeds from the sale of assets, cash flows from operations and our available credit. We expect to spend approximately $35 million to $40 million on capital expenditures in fiscal 2014.

DEBT

Revolving Credit Facility

In August 2013, we entered into a revolving credit facility with Wells Fargo Bank, National Association, as Administrative Agent, and Amegy Bank, National Association, as Syndication Agent. The following description summarizes the material terms of the revolving credit facility, (the revolving credit facility is referred to as the “2013 Credit Facility”). The 2013 Credit Facility is governed by the credit agreement dated as of August 14, 2013 (the “2013 Credit Agreement”) among us, the lenders from time to time party thereto, Wells Fargo Bank, National Association, as Administrative Agent, and Amegy Bank, National Association, as Syndication Agent. The 2013 Credit Agreement amends and restates the 2009 Credit Agreement in its entirety. The maturity date of the 2013 Credit Facility is September 1, 2017.

The aggregate amount of the lenders’ commitments under the 2013 Credit Facility was $70.0 million as of November 20, 2013. The 2013 Credit Facility also provides for the issuance of letters of credit in a maximum aggregate amount of $5.0 million outstanding as of August 14, 2013 and $15.0 million outstanding at any one time with prior written consent of the Administrative Agent and the Issuing Bank. At November 20, 2013, under the 2013 Credit Facility, after applying the Lease Adjusted Leverage Ratio limitation (as defined in the 2013 Credit Agreement), the available borrowing capacity was $41.0 million.

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

We are obligated to pay to the Administrative Agent for the account of each lender a quarterly commitment fee based on the average daily unused amount of the commitment of such lender, ranging from 0.30% to 0.40% per annum depending on the Total Leverage Ratio (as defined in the 2013 Credit Agreement) at the most recent determination date.

The proceeds of the 2013 Credit Facility are available for our general corporate purposes and general working capital purposes and capital expenditures.

Borrowings under the 2013 Credit Facility are subject to mandatory repayment with the proceeds of sales of certain of our real property, subject to certain exceptions.

The 2013 Credit Facility is secured by a perfected first priority lien on certain of our real property and all of the material personal property owned by us or any of our subsidiaries, other than certain excluded assets (as defined in the 2013 Credit Agreement). At November 20, 2013, the carrying value of the collateral securing the 2013 Credit Facility was $86.0 million.

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

We were in compliance with the covenants contained in the 2013 Credit Agreement as of November 20, 2013.

The 2013 Credit Agreement also includes customary events of default. If a default occurs and is continuing, the lenders’ commitments under the 2013 Credit Facility may be immediately terminated and/or we may be required to repay all amounts outstanding under the 2013 Credit Facility.

As of November 20, 2013, we had $24.3 million in outstanding loans and $1.1 million committed under letters of credit, which were issued as security for the payment of insurance obligations.

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

Income Taxes

The estimated future tax effects of temporary differences between the tax bases of assets and liabilities and amounts reported in the accompanying consolidated balance sheets, as well as operating loss and tax credit carry backs and carry forwards are recorded. Deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities (temporary differences) and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. We periodically review the recoverability of tax assets recorded on the balance sheet and provide valuation allowances as management deems necessary.

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

Management makes judgments regarding the interpretation of tax laws that might be challenged upon an audit and cause changes to previous estimates of tax liability. We operate within multiple taxing jurisdictions and are subject to audit in these jurisdictions as well as by the Internal Revenue Service. In management’s opinion, adequate provisions for income taxes have been made for all open tax years. The potential outcomes of examinations are regularly assessed in determining the adequacy of the provision for income taxes and income tax liabilities. Management believes that adequate provisions have been made for reasonable and foreseeable outcomes related to uncertain tax matters. The Company is currently being audited by the State of Louisiana for income taxes and franchise taxes for report years 2008 through 2011 based on accounting years 2007 through 2010. There are no other income tax audits or reviews at this time.

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

The measurement for such an impairment loss is then based on the fair value of the asset as determined by discounted cash flows. We operated 179 restaurants as of November 20, 2013 and periodically experience unanticipated changes in our assumptions and estimates. Those changes could have a significant impact on discounted cash flow models with a corresponding significant impact on the measurement of an impairment loss.

We believe we have 19 locations, with an aggregate net carrying value of assets held for use of $4.3 million, with respect to which it is possible that an impairment charge could be taken over the next 12 months.

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

In July 2013, the FASB issued ASU No. 2013-11, Income Taxes (Topic 740), which provides that an unrecognized tax benefit, or a portion thereof, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carry forward, a similar tax loss or a tax credit carry forward, except to the extent that a net operating loss carry forward, a similar tax loss or a tax credit carry forward is not available at the reporting date to settle any additional income taxes that would result from disallowance or a tax provision or the tax law does not require the entity to use and the entity does not intend to use the deferred tax asset for such purposes, then the unrecognized tax benefit should be presented as a liability. The pronouncement is effective for fiscal years and interim periods within those fiscal years, after December 15, 2013. The adoption of this pronouncement is not expected to have a material impact on the Company’s consolidated financial statements.

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

•	expected sources of funds for working capital requirements,

•	plans for our new prototype restaurants,

•	plans for expansion of our business,

•	scheduled openings of new units,

•	closing existing units,

•	effectiveness of management’s Cash Flow Improvement and Capital Redeployment Plan,

•	future sales of assets and the gains or losses that may be recognized as a result of any such sales, and

•	continued compliance with the terms of our 2013 Credit Facility.

In some cases, investors can identify these statements by forward-looking words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “outlook,” “may” “should,” “will,” and “would” or similar words. Forward-looking statements are based on certain assumptions and analyses made by management in light of their experience and perception of historical trends, current conditions, expected future developments and other factors we believe are relevant. Although management believes that our assumptions are reasonable based on information currently available, those assumptions are subject to significant risks and uncertainties, many of which are outside of our control. The following factors, as well as the factors set forth in Item 1A of our Annual Report on Form 10-K for the fiscal year ended August 28, 2013 and any other cautionary language in this Form 10-Q, provide examples of risks, uncertainties, and events that may cause our financial and operational results to differ materially from the expectations described in our forward-looking statements:

•	general business and economic conditions,

•	the impact of competition,

•	our operating initiatives, changes in promotional, couponing and advertising strategies and the success of management’s business plans,

•	fluctuations in the costs of commodities, including beef, poultry, seafood, dairy, cheese, oils and produce,

•	ability to raise menu prices and customer acceptance of changes in menu items,

•	increases in utility costs, including the costs of natural gas and other energy supplies,

•	changes in the availability and cost of labor, including the ability to attract qualified managers and team members,

•	the seasonality of the business,

•	collectability of accounts receivable,

•	changes in governmental regulations, including changes in minimum wages and health care benefit regulation,

•	the effects of inflation and changes in our customers’ disposable income, spending trends and habits,

•	the ability to realize property values,

•	the availability and cost of credit,

•	the ability to effectively integrate and improve the profitability of the acquired Cheeseburger in Paradise restaurants,

•	the effectiveness of our credit card controls and PCI compliance,

•	weather conditions in the regions in which our restaurants operate,

•	costs relating to legal proceedings,

•	impact of adoption of new accounting standards,

•	effects of actual or threatened future terrorist attacks in the United States,

•	unfavorable publicity relating to operations, including publicity concerning food quality, illness or other health concerns or labor relations, and

•	the continued service of key management personnel.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risk from changes in interest rates affecting our variable-rate debt. As of November 20, 2013, the total amount of debt subject to interest rate fluctuations outstanding under our 2013 Credit Facility was $24.3 million. Assuming an average debt balance of $24.3 million, a 1.0% increase in prevailing interest rates would increase our annual interest expense by $0.2 million.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of November 20, 2013. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of November 20, 2013, our disclosure controls and procedures were effective in providing reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended November 20, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II—OTHER INFORMATION

Item 1. Legal Proceedings

There have been no material changes to our legal proceedings as disclosed in “Legal Proceedings” in Item 3 of Part I of our Annual Report on Form 10-K for the fiscal year ended August 28, 2013.

Item 1A. Risk Factors

There have been no material changes during the quarter ended November 20, 2013 to the Risk Factors discussed in Item1A of Part I of our Annual Report on Form 10-K for the fiscal year ended August 28, 2013.

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

LUBY’S, INC. (Registrant)

Date: December 20, 2013	By:	/s/ Christopher J. Pappas
Christopher J. Pappas
President and Chief Executive Officer
(Principal Executive Officer)

Date: December 20, 2013	By:	/s/ K. Scott Gray
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