Form 10-Q
period 2014-02-12
LUBYS INC
filed 2014-03-28
CIK 16099

 UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 12, 2014

or

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

As of March 18, 2014 there were 28,387,504 shares of the registrant’s common stock outstanding.

Luby’s, Inc.

Form 10-Q

Quarter ended February 12, 2014

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

Part I—FINANCIAL INFORMATION

Item1. Financial Statements

Luby’s, Inc.

Consolidated Balance Sheets

(In thousands, except share data)

	February 12, 2014	August 28, 2013
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$1,685	$1,523
Trade accounts and other receivables, net	3,625	4,083
Food and supply inventories	5,325	4,985
Prepaid expenses	2,520	3,310
Assets related to discontinued operations	12	81
Deferred income taxes	1,672	1,635
Total current assets	14,839	15,617
Property held for sale	—	449
Assets related to discontinued operations	4,047	4,203
Property and equipment, net	199,643	190,510
Intangible assets, net	24,810	25,517
Goodwill	1,755	2,169
Deferred income taxes	10,961	7,923
Other assets	3,867	4,257
Total assets	$259,922	$250,645
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$19,515	$23,655
Liabilities related to discontinued operations	493	477
Accrued expenses and other liabilities	20,629	21,868
Total current liabilities	40,637	46,000
Credit facility debt	37,000	19,200
Liabilities related to discontinued operations	396	327
Other liabilities	7,998	7,986
Total liabilities	86,031	73,513
Commitments and Contingencies
SHAREHOLDERS’ EQUITY
Common stock, $0.32 par value; 100,000,000 shares authorized; Shares issued were 28,877,504 and 28,804,344, respectively; Shares outstanding were 28,377,504 and 28,304,344, respectively	9,244	9,217
Paid-in capital	26,526	26,065
Retained earnings	142,896	146,625
Less cost of treasury stock, 500,000 shares	(4,775)	(4,775)
Total shareholders’ equity	173,891	177,132
Total liabilities and shareholders’ equity	$259,922	$250,645

The accompanying notes are an integral part of these consolidated financial statements.

Luby’s, Inc.

Consolidated Statements of Operations (unaudited)

(In thousands except per share data)

	Quarter Ended		Two Quarters Ended
	February 12, 2014	February 13, 2013	February 12, 2014	February 13, 2013
	(12 weeks)	(12 weeks)	(24 weeks)	(24 weeks)
SALES:
Restaurant sales	$83,907	$81,685	$164,852	$155,654
Culinary contract services	3,979	3,667	8,249	7,508
Franchise revenue	1,545	1,540	3,060	3,062
Vending revenue	115	119	227	241
TOTAL SALES	89,546	87,011	176,388	166,465
COSTS AND EXPENSES:
Cost of food	24,338	23,619	47,527	44,461
Payroll and related costs	29,705	29,108	58,333	55,112
Other operating expenses	15,642	14,022	31,031	27,370
Occupancy costs	4,959	4,902	9,752	8,943
Opening costs	682	261	1,031	467
Cost of culinary contract services	3,496	3,342	7,169	6,808
Depreciation and amortization	4,499	4,312	8,843	8,430
General and administrative expenses	8,117	7,652	16,184	15,072
Provision for asset impairments, net	1,640	—	1,850	90
Net loss (gain) on disposition of property and equipment	16	(1,321)	67	(1,563)
Total costs and expenses	93,094	85,897	181,787	165,190
INCOME (LOSS) FROM OPERATIONS	(3,548)	1,114	(5,399)	1,275
Interest income	1	2	3	4
Interest expense	(292)	(214)	(545)	(389)
Other income, net	260	207	556	451
Income (loss) before income taxes and discontinued operations	(3,579)	1,109	(5,385)	1,341
Provision (benefit) for income taxes	(1,526)	475	(2,474)	534
Income (loss) from continuing operations	(2,053)	634	(2,911)	807
Loss from discontinued operations, net of income taxes	(131)	(454)	(818)	(536)
NET (LOSS) INCOME	$(2,184)	$180	$(3,729)	$271
Income (loss) per share from continuing operations:
Basic	$(0.07)	$0.02	$(0.10)	$0.03
Assuming dilution	(0.07)	0.02	(0.10)	0.03
Loss per share from discontinued operations:
Basic	$(0.01)	$(0.01)	$(0.03)	$(0.02)
Assuming dilution	(0.01)	(0.01)	(0.03)	(0.02)
Net (loss) income per share:
Basic	$(0.08)	$0.01	$(0.13)	$0.01
Assuming dilution	(0.08)	0.01	(0.13)	0.01
Weighted average shares outstanding:
Basic	28,775	28,614	28,770	28,500
Assuming dilution	28,775	28,825	28,770	28,698

The accompanying notes are an integral part of these consolidated financial statements.

Luby’s, Inc.

Consolidated Statement of Shareholders’ Equity (unaudited)

(In thousands)

	Common Stock						Total
	Issued		Treasury		Paid-In	Retained	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Earnings	Equity
BALANCE AT AUGUST 28, 2013	28,804	$9,217	(500)	$(4,775)	$26,065	$147,011	$177,518
Correction of prior years cumulative error	—	—	—	—	—	(386)	(386)
Revised BALANCE AT AUGUST 28, 2013	28,804	9,217	(500)	(4,775)	26,065	146,625	177,132
Net loss	—	—	—	—	—	(3,729)	(3,729)
Share-based compensation expense	23	7	—	—	156	—	163
Common stock issued under nonemployee benefit plans	27	9	—	—	132	—	141
Common stock issued under employee benefit plans	34	11	—	—	173	—	184
BALANCE AT FEBRUARY 12, 2014	28,888	$9,244	(500)	$(4,775)	$26,526	$142,896	$173,891

The accompanying notes are an integral part of these consolidated financial statements.

Luby’s, Inc.

Consolidated Statements of Cash Flows (unaudited)

(In thousands)

	Two Quarters Ended
	February 12,	February 13,
	2014	2013
	(24 weeks)	(24 weeks)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(3,729)	$271
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for asset impairments, net of gains/losses on property sales	2,362	(967)
Depreciation and amortization	8,916	8,467
Amortization of debt issuance cost	52	52
Non-cash compensation expense	163	157
Share-based compensation expense	325	371
Tax increase on stock options	—	37
Deferred tax benefit	(3,075)	(146)
Cash provided by operating activities before changes in operating assets and liabilities	5,014	8,242
Changes in operating assets and liabilities, net of business acquisition:
Decrease in trade accounts and other receivables	458	385
Increase in food and supply inventories	(299)	(412)
Decrease (increase) in prepaid expenses and other assets	1,131	(37)
Decrease in accounts payable, accrued expenses and other liabilities	(5,464)	(611)
Net cash provided by operating activities	840	7,567
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from disposal of assets and property held for sale	567	3,571
Purchases of property and equipment	(19,082)	(11,435)
Acquisition of Cheeseburger in Paradise	—	(10,706)
Decrease in note receivable	23	20
Net cash used in investing activities	(18,492)	(18,550)
CASH FLOWS FROM FINANCING ACTIVITIES:
Credit facility borrowings	57,300	37,100
Credit facility repayments	(39,500)	(24,600)
Proceed from exercise of stock options	9	157
Debt issuance costs	—	—
Net cash provided by financing activities	17,809	12,657
Net increase in cash and cash equivalents	157	1,674
Cash and cash equivalents at beginning of period	1,528	1,223
Cash and cash equivalents at end of period	$1,685	$2,897
Cash paid for:
Income taxes	$—	$—
Interest	470	334

The accompanying notes are an integral part of these consolidated financial statements.

Luby’s, Inc.

Notes to Consolidated Financial Statements (unaudited)

February 12, 2014

Note 1. Basis of Presentation

The accompanying unaudited consolidated financial statements of Luby’s, Inc. (the “Company” or “Luby’s”) have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements that are prepared for the Company’s Annual Report on Form 10-K. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the quarter ended February 12, 2014 are not necessarily indicative of the results that may be expected for the fiscal year ending August 27, 2014.

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

The results of operations, assets and liabilities for all units included in the Company’s disposal plans discussed in Note 8 have been reclassified to discontinued operations in the statements of operations and balance sheets for all periods presented. All prior period corrections, discussed below, have been reflected in the statements of operations, statement of shareholders equity, statements of cash flows and balance sheets.

Correction of Immaterial Errors in Previously Issued Financial Statements

In the second quarter of fiscal 2014, we identified accounting errors in prepaid assets and payroll related liabilities. The Company did not expense amounts related to these accounts properly in the appropriate prior periods. The errors impacted all prior reporting periods beginning in 2007. While these errors were not material to any previously issued annual or quarterly consolidated financial statements, management concluded that correcting the cumulative errors and related tax effects would be material to consolidated financial statements for the three months and six months ended February 12, 2014 and to the expected results of operations for the fiscal year ending August 27, 2014. Management evaluated the cumulative impact of the errors on prior periods under the guidance in ASC 25010 relating to SEC Staff Accounting Bulletin (“SAB”) Topic1.M, Assessing Materiality. The Company also evaluated the impact of correcting the errors through an adjustment to its financial statements and concluded, based on the guidance within ASC 250-10 relating to SAB Topic 1.N, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements, to revise its previously issued financial statements to reflect the impact of the correction of these errors when it files subsequent reports on Form 10Q and Form 10K. Accordingly, the Company has revised its consolidated financial statements for the quarter ended February 12, 2014, to correct these errors. Revisions to periods not presented will be reflected accordingly as they are included in future filings. The prior period error corrections did not change the net cash flows provided by or used in operating, investing or financing activities previously reported. The cumulative effect on retained earnings as of August 28, 2013, was a reduction of $386,000, as reflected in the Statement of Shareholders Equity as of February 12, 2014.

Consolidated Balance Sheet.

The following table presents the impact of the accounting errors on the Company’s previously-reported consolidated balance sheet for the year ended August 28, 2013:

	Balance Sheet August 28, 2013 (In thousands)
	As Reported	Reclassifications[1]	Adjustments	Revised
ASSETS
Current Assets:
Cash and cash equivalents	$1,528	$(5)	$-	$1,523
Trade accounts and other receivables, net	4,083	-	-	4,083
Food and supply inventories	5,026	(41)	-	4,985
Prepaid expenses	3,183	(14)	141	3,310
Assets related to discontinued operations	21	60	-	81
Deferred income taxes	1,436	-	199	1,635
Total current assets	15,277	-	340	15,617
Property held for sale	449	-	-	449
Assets related to discontinued operations	4,189	14	-	4,203
Property and equipment, net	190,519	(10)	-	190,510
Intangible assets, net	25,517	-	-	25,517
Goodwill	2,169	-	-	2,169
Deferred income taxes	7,923	-	-	7,923
Other assets	4,262	(4)	-	4,257
Total assets	$250,305	$-	$340	$250,645
LIABILITIES AND SHAREHOLDER EQUITY	-			-
Current Liabilities:
Accounts payable	$23,655	$-	$-	$23,655
Liabilities related to discontinued operations	440	37	-	477
Accrued expenses and other liabilities	21,178	(37)	726	21,868
Total current liabilities	45,273	-	726	46,000
Credit facility debt	19,200	-	-	19,200
Liabilities related to discontinued operations	304	23	-	327
Other liabilities	8,010	(23)	-	7,986
Total liabilities	72,787	(0)	726	73,513
Commitments and Contingencies	-	-	-	-
SHAREHOLDER'S EQUITY
Common Stock	9,217	-	-	9,217
Paid-in capital	26,065	-	-	26,065
Retained earnings	147,011	-	(386)	146,625
Less cost of treasury stock	(4,775)	-	-	(4,775)
Total shareholders' equity	177,518	-	(386)	177,132
Total liabilities and shareholders' equity	$250,305	$-	$340	$250,645

1

The results of operations, assets and liabilities for all units included in the Company's disposal plans discussed in Note 8 have been reclassified to discontinued operations in the statements of operations and balance sheets for all periods presented. Some table rows may not sum due to rounding.

Consolidated Statements of Operations.

The following table presents the impact of the accounting errors on the Company’s previously-reported consolidated Statement of operations for the quarter and two quarters ended February 13, 2013:

	Quarter Ended February 13, 2013 (In thousands)
	As Reported	Reclassifications(1)	Adjustments	Revised
Restaurant sales	$82,152	$(467)	$-	$81,685
Cost of food	23,763	(144)	-	23,619
Payroll and related costs	28,817	292	(1)	29,108
Other operating expenses	19,593	(5,571)	-	14,022
Occupancy costs	-	4,902	-	4,902
General and administrative expenses	7,616	-	36	7,652
Provision (benefit) for income taxes	487	-	(12)	475
Income (loss) from continuing operations	603	54	(23)	634

(1)  Certain reclassification of amounts have been made to conform with the current year presentation for comparative purposes. The results of operations, assets and liabilities for all units included in the Company’s disposal plans discussed in Note 8 have been reclassified to discontinued operations in the statements of operations and balance sheets for all periods presented. Occupancy costs have been reclassified from Other operating expenses to a separate line item on the Consolidated Statement of Operations and group insurance, employer 401k matching and employee meal costs have been reclassified from Other operating expenses to Payroll and related costs to provide comparability to financial results reported by our peers in the industry.

	Two Quarters Ended February 13, 2013 (In thousands)
	As Reported	Reclassifications(1)	Adjustments	Revised

Restaurant sales	$156,120	$(466)	$-	$155,654
Cost of food	44,606	(145)	-	44,461
Payroll and related costs	54,346	751	15	55,112
Other operating expenses	37,434	(10,064)	-	27,370
Occupancy costs	-	8,943	-	8,943
General and administrative expenses	14,994	-	78	15,072
Provision (benefit) for income taxes	566	-	(32)	534
Income (loss) from continuing operations	819	49	(62)	807

(1)  Certain reclassification of amounts have been made to conform with the current year presentation for comparative purposes. The results of operations, assets and liabilities for all units included in the Company’s disposal plans discussed in Note 8 have been reclassified to discontinued operations in the statements of operations and balance sheets for all periods presented. Occupancy costs have been reclassified from Other operating expenses to a separate line item on the Consolidated Statement of Operations and group insurance, employer 401k matching and employee meal costs have been reclassified from Other operating expenses to Payroll and related costs to provide comparability to financial results reported by our peers in the industry.

Note 2. Accounting Periods

The Company’s fiscal year ends on the last Wednesday in August. Accordingly, each fiscal year normally consists of 13 four-week periods, or accounting periods, accounting for 364 days in the aggregate. Each of the first three quarters of each fiscal year consists of three four-week periods, while the fourth quarter normally consists of four four-week periods. Fiscal years 2014 and 2013 contain 52 weeks. Comparability between quarters may be affected by the varying lengths of the quarters, as well as the seasonality associated with our business segments. Seasonality factors affecting a quarter include timing of holidays, weather and school years. Interim results may not be indicative of full year results.

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

The Company has accounted for the acquisition of Cheeseburger in Paradise using the acquisition method, and accordingly, the results of operations related to this acquisition have been included in the consolidated results of the Company since the acquisition date. The Company incurred $0.4 million in acquisition costs, which were expensed as incurred and classified as general and administrative expenses on the consolidated statements of operations.

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

The following table summarizes the estimated fair values of net assets acquired and liabilities assumed, in thousands, at the date of acquisition:

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

The Company will amortize the fair value allocated to the license agreement and trade name over an expected accounting life of 15 years based on the expected use of its assets and the restaurant environment in which it is being used. The Company recorded approximately $4 thousand of amortization expense for the quarter ended February 12, 2014, which is classified as depreciation and amortization expense in the accompanying consolidated statement of operations. Because the value of these assets will be amortized using the straight-line method over 15 years, the annual amortization will be $17 thousand in future years.

A portion of the acquired lease portfolio contained favorable leases. Acquired lease terms were compared to current market lease terms to determine if the acquired leases were below or above the current rates tenants would pay for similar leases. The favorable lease assets totaled $2.6 million and are recorded in other assets. There were determined to be no unfavorable leases. The favorable leases are amortized to rent expense on a straight line basis over the lives of the related leases. The Company recorded $30 thousand of amortization expense for the quarter ended February 12, 2014, which is classified as additional rent expense in the accompanying consolidated statement of operations.

The following table shows the prospective amortization of the favorable lease asset:

	Fiscal Year Ended
	August 27, 2014	August 26, 2015	August 31, 2016	August 30, 2017	August 29, 2018
	(In thousands)
Favorable	$126	$121	$121	$121	$121

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

The total number of Company-owned restaurants was 181 at February 12, 2014 and 180 at August 28, 2013.

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

The total number of CCS contracts was 22 at February 12, 2014 and 21 at August 28, 2013.

Franchise Operations

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

The number of franchised restaurants was 114 at February 12, 2014 and 116 at August 28, 2013.

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

	Quarter Ended		Two Quarters Ended
	February 12, 2014	February 13, 2013	February 12, 2014	February 13, 2013
	(12 weeks)	(12 weeks)	(24 weeks)	(24 weeks)
	(In thousands)
Sales:
Company-owned restaurants(1)	$84,022	$81,804	$165,079	$155,895
Culinary contract services	3,979	3,667	8,249	7,508
Franchising	1,545	1,540	3,060	3,062
Total	89,546	87,011	176,388	166,465
Segment level profit:
Company-owned restaurants	$9,378	$10,152	$18,436	$20,009
Culinary contract services	483	325	1,080	700
Franchising	1,545	1,540	3,060	3,061
Total	11,406	12,017	22,576	23,770
Depreciation and amortization:
Company-owned restaurants	$4,054	$3,853	$7,817	$7,528
Culinary contract services	91	106	184	214
Franchising	177	177	354	354
Corporate	177	176	488	334
Total	4,499	4,312	8,843	8,430
Capital expenditures:
Company-owned restaurants	$9,447	$6,402	$18,505	$11,222
Culinary contract services	—	40	—	41
Franchising	—	—	—	—
Corporate	428	119	577	172
Total	$9,875	$6,561	$19,082	$11,435
Income (loss) before income taxes and discontinued operations:
Segment level profit	$11,406	$12,017	$22,576	$23,770
Opening costs	(682)	(261)	(1,031)	(467)
Depreciation and amortization	(4,499)	(4,312)	(8,843)	(8,430)
General and administrative expenses	(8,117)	(7,652)	(16,184)	(15,072)
Provision for asset impairments, net	(1,640)	—	(1,850)	(90)
Net gain (loss) on disposition of property and equipment	(16)	1,321	(67)	1,563
Interest income	1	2	3	4
Interest expense	(292)	(214)	(545)	(389)
Other income, net	260	207	556	451
Total	$(3,579)	$1,109	$(5,385)	$1,341

(1)

Includes vending revenue of $115 and $119 thousand for the quarters ended February 12, 2014 and February 13, 2013, respectively and $227 and $241 thousand for the two quarters ended February 12, 2014 and February 13, 2013, respectively.

	February 12, 2014	August 28, 2013
Total assets:
Company-owned restaurants	$211,698	$204,123
Culinary contract services	3,293	3,550
Franchising	13,939	14,674
Corporate	30,992	28,298
Total	$259,922	$250,645

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

Non-recurring fair value measurements related to impaired property and equipment consisted of the following:

		Fair Value Measurement Using
	Two Quarters Ended February 12, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Impairments
		(In thousands)
Continuing Operations
Property and equipment related to company- owned restaurant assets	$3,498	$—	$—	$3,498	$(1,850)
Discontinued Operations
Property and equipment related to corporate assets	$1,567	$—	$—	$1,567	$(451)

		Fair Value Measurement Using
	Two Quarters Ended February 13, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Impairments
		(In thousands)
Continuing Operations
Property and equipment related to company- owned restaurant assets	$20	$—	$—	$20	$(90)
Discontinued Operations
Property and equipment related to corporate assets	$1,634	$—	$—	$1,634	$(506)

Note 6. Income Taxes

No cash payments of estimated federal income taxes were made during the quarter ended February 12, 2014.

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

Note 7. Property and Equipment, Intangible Assets and Goodwill

The cost, net of impairment, and accumulated depreciation of property and equipment at February 12, 2014 and August 28, 2013, together with the related estimated useful lives used in computing depreciation and amortization, were as follows:

	February 12, 2014	August 28, 2013	Estimated Useful Lives (years)
	(In thousands)
Land	$65,463	$62,191		—
Restaurant equipment and furnishings	125,953	116,655	1	to	15
Buildings	178,022	172,342	20	to	33
Leasehold and leasehold improvements	39,178	39,108	Lesser of lease term or estimated useful life
Office furniture and equipment	8,021	7,466	3	to	10
Construction in progress	5,762	7,814
	422,399	405,576
Less accumulated depreciation and amortization	(222,756)	(215,066)
Property and equipment, net	$199,643	$190,510
Intangible assets, net	$24,810	$25,517	15	to	21
Goodwill	$1,755	$2,169

Intangible assets, net consist of the Fuddruckers trade name and franchise agreements and will be amortized. The Company believes the Fuddruckers trade name has an expected accounting life of 21 years from the date of acquisition based on the expected use of its assets and the restaurant environment in which it is being used. The trade name represents a respected brand with customer loyalty and the Company intends to cultivate and protect the use of the trade name. The franchise agreements, after considering renewal periods, have an estimated accounting life of 21 years from the date of acquisition and will be amortized over this period of time. The Company recorded $5.0 million of accumulated amortization as of February 12, 2014 and $4.5 million of accumulated amortization as of August 28, 2013.

Intangible assets, net also includes the license agreement and trade name related to Cheeseburger in Paradise and the value of the acquired licenses and permits allowing the sale of beverages with alcohol. These assets have an expected accounting life of 15 years from the date of acquisition December 6, 2012. The Company recorded accumulated amortization of $25 thousand as of February 12, 2014 and approximately $12 thousand of accumulated amortization as of August 28, 2013.

The Company recorded an intangible asset for goodwill in the amount of $0.2 million related to the acquisition of substantially all of the assets of Fuddruckers. The Company also recorded an intangible asset for goodwill in the amount of $2.0 million related to the acquisition of the membership units of Paradise Restaurant Group, LLC. Goodwill is considered to have an indefinite useful life and is not amortized. Goodwill was $1.8 million as of February 12, 2014 and $2.2 million as of August 28, 2013 and relates to our Company-owned restaurants reportable segment.

Generally accepted accounting principles in the United States require the Company to perform a goodwill impairment test annually and more frequently when negative conditions or a triggering event arise. In September 2011, the FASB issued amended guidance that simplified how entities test goodwill for impairment. After an assessment of certain qualitative factors, if it is determined to be more likely than not that the fair value of a reporting unit is less than its carrying amount, entities must perform the quantitative analysis of the goodwill impairment test. Otherwise, the quantitative test(s) become optional. For the annual analysis in fiscal year 2014, the Company has elected to bypass the qualitative assessment and proceed directly to performing the first step of the goodwill impairment test. In future periods, the Company may determine that facts and circumstances indicate use of the qualitative assessment may be the most reasonable approach; however, management has determined that goodwill resulting from the Cheeseburger in Paradise acquisition will be evaluated using the quantitative approach for fiscal 2014. Management will be performing it’s formal annual assessment as of the second quarter each fiscal year, and will formally perform on an interim basis if an event occurs or circumstances exist that indicate that it is more likely than not that a goodwill impairment exists. The company considers each of its restaurants to be a reporting unit. Management has therefore performed valuations using a discounted cash flow analysis for each of its restaurants to determine the fair value of each reporting unit for comparison with the reporting unit’s carrying value.

Management determined that $0.4 million in impairment losses related to goodwill which was recognized in full in the second quarter ended February 12, 2014.

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

The Company recognized the following impairment charges to income from operations:

	Two Quarters Ended
	February 12, 2014	February 13, 2013
	(24 weeks)	(24 weeks)
	(In thousands, except per share data)
Provision for asset impairments	$1,850	$90
Net (gain) loss on disposition of property and equipment	—	(1,563)
	$1,850	$(1,473)
Effect on EPS:
Basic	$(0.06)	$0.05
Assuming dilution	$(0.06)	$0.05

The impairment charge for the two quarters ended February 12, 2014 is related to assets at one Fuddruckers location and assets and allocated goodwill at seven Cheeseburger in Paradise locations.

The impairment charge for the two quarters ended February 13, 2013 is related to an operating Fuddruckers restaurant at a leased location.

The net gain for the two quarters ended February 13, 2013 includes the gain on disposal of assets at a Koo Koo Roo leased location and proceeds from the eminent domain disposition of part of a parking lot at a Luby’s cafeteria location net of asset retirements.

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

On March 21, 2014, the Company adopted a disposal plan for selected under-performing recently acquired leaseholds operating as Cheeseburger in Paradise restaurants, see Note 3 regarding the purchase of Cheeseburger in Paradise. As of February 12, 2014, two Cheeseburger in Paradise locations have been reclassified to discontinued operations in the statement of operations and balance sheet accordingly.

The following table sets forth the assets and liabilities for all discontinued operations:

	February 12, 2014	August 28, 2013
	(in thousands)
Cash	$—	$5
Food and supply inventories	—	41
Prepaid expenses	12	35
Assets related to discontinued operations—current	$12	$81
Property and equipment	$3,751	$3,892
Deferred income taxes	290	290
Other assets	6	21
Assets related to discontinued operations—non-current	$4,047	$4,203
Deferred income taxes	$246	$246
Accrued expenses and other liabilities	247	231
Liabilities related to discontinued operations—current	$493	$477
Other liabilities	$396	$327
Liabilities related to discontinued operations—non-current	$396	$327

As of August 28, 2013, the Company had six restaurant properties classified as discontinued operations assets. The carrying value of four owned properties was $3.8 million at August 28, 2013. The carrying values of two ground leases were previously impaired to zero.

During the second quarter of fiscal 2014, construction began at one of the ground lease locations. Consequently, the property was reclassified as a continuing operations asset. Also during the second quarter of fiscal 2014, two Cheeseburger in Paradise restaurants at in-line leased locations were closed and reclassified as part of discontinued operations.

As of February 12, 2014, the Company had seven restaurant properties classified as discontinued operations. The carrying value of four owned properties was $3.7 million at February 12, 2014. The carrying value of the one ground lease and two in-line leases were previously impaired to zero.

The Company is actively marketing all of these properties for lease or sale and the Company’s results of discontinued operations will be affected by the disposal of properties related to discontinued operations to the extent proceeds from the sales exceed or are less than net book value.

The following table sets forth the sales and pretax income (losses) reported for discontinued operations:

	Two Quarters Ended
	February 12, 2014	February 13, 2013
	(24 weeks)	(24 weeks)
	(In thousands, except discontinued locations)
Sales	$565	$466
Pretax loss	(1,167)	(817)
Income tax benefit from discontinued operations	350	280
Loss on discontinued operations	(818)	(537)
Discontinued locations closed during the period	2	—

The following table summarizes discontinued operations for the first two quarters of fiscal 2014 and 2013:

	Two Quarters Ended
	February 12, 2014	February 13, 2013
	(24 weeks)	(24 weeks)
	(In thousands, except per share data)
Impairments	$(451)	$(506)
Gains (losses)	6	—
Net gains (losses)	$(445)	(506)
Other	(373)	(31)
Discontinued operations	$(818)	$(537)
Effect on EPS from discontinued operations—basic	$(0.03)	$(0.02)

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

Pending Claims

From time to time, the Company is subject to various private lawsuits, administrative proceedings and claims that arise in the ordinary course of its business. A number of these lawsuits, proceedings and claims may exist at any given time. These matters typically involve claims from guests, employees and others related to issues common to the restaurant industry. The Company currently believes that the final disposition of these types of lawsuits, proceedings and claims will not have a material adverse effect on the Company’s financial position, results of operations or liquidity. It is possible, however, that the Company’s future results of operations for a particular fiscal quarter or fiscal year could be impacted by changes in circumstances relating to lawsuits, proceedings or claims.

Construction Activity

From time to time, the Company enters into non-cancelable contracts for the construction of its new restaurants. This construction activity exposes the Company to the risks inherent in new construction, including but not limited to rising material prices, labor shortages, delays in getting required permits and inspections, adverse weather conditions, and injuries sustained by workers. The Company had no non-cancelable contracts as of February 12. 2014.

Note 10. Related Parties

Affiliate Services

Christopher J. Pappas, the Company’s Chief Executive Officer, and Harris J. Pappas, director and former Chief Operating Officer of the Company, own two restaurant entities (the “Pappas entities”) that from time to time may provide services to the Company and its subsidiaries, as detailed in the Amended and Restated Master Sales Agreement effective November 8, 2013 among the Company and the Pappas entities.

Under the terms of the Amended and Restated Master Sales Agreement, the Pappas entities may provide specialized (customized) equipment fabrication and basic equipment maintenance, including stainless steel stoves, shelving, rolling carts, and chef tables. The total costs under the Amended and Restated Master Sales Agreement of custom-fabricated and refurbished equipment in the two quarters ended February 12, 2014 and February 13, 2013 were zero and zero, respectively. Services provided under this agreement are subject to review and approval by the Finance and Audit Committee of the Board of Directors of the Company (the “Board”).

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

On November 22, 2006, the Company executed a new lease agreement in connection with the replacement and relocation of the existing restaurant with a new prototype restaurant in the retail strip center described above. The new restaurant opened in July 2008 and the new lease agreement provides for a primary term of approximately twelve years with two subsequent five-year options. The new lease also gives the landlord an option to buy out the agreement on or after the calendar year 2015 by paying the unamortized cost of the Company’s improvements. The Company is currently obligated to pay rent of $22.00 per square foot ($22.00 per square foot beginning January 2014) plus maintenance, taxes, and insurance during the primary term of the lease. Thereafter, the lease provides for increases in rent at set intervals. The new lease agreement was approved by both the Finance and Audit Committee of the Board and full Board. The Company made payments of $163 thousand and $144 thousand in the two quarters ended February 12, 2014 and February 13, 2013, respectively.

On November14, 2012, the Company executed an additional lease agreement in connection with a proposed future restaurant concept in the retail strip center described above. This lease agreement provides for a primary term of approximately eight years with no renewal options. This lease agreement was approved by the Finance and Audit Committee of the Board. The Company made payments of $8,300 in the two quarters ended February 12, 2014. Affiliated rents paid for this restaurant property lease represented 2.1% and 2.2% of total rents for continuing operations for the two quarters ended February 12, 2014 and February 13, 2013, respectively. The Company terminated the lease on October 31, 2013.

	Two Quarters Ended
	February 12, 2014	February 13, 2013
	(24 weeks)	(24 weeks)
	(In thousands, except percentages)
AFFILIATED COSTS INCURRED:
General and administrative expenses – professional and other costs	$—	$25
Capital expenditures – custom-fabricated and refurbished equipment and furnishings	—	—
Other operating expenses and opening costs, including property leases	163	145
Total	$163	$170
RELATIVE TOTAL COMPANY COSTS:
General and administrative expenses	$16,184	$15,072
Capital expenditures	19,082	11,435
Other operating expenses, occupancy costs and opening costs	41,814	36,780
Total	$77,080	$63,287
AFFILIATED COSTS INCURRED AS A PERCENTAGE OF RELATIVE TOTAL COMPANY COSTS	0.21%	0.27%

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

Christopher J. Pappas is a member of the Advisory Board of Amegy Bank, National Association, which is a lender and syndication agent under the Company’s 2013 Revolving Credit Facility. In January 2014, Christopher J. Pappas was also appointed to the Amegy Bank Legal Board.

Key Management Personnel

On January 24, 2014, Luby’s Inc. (the “Company”) entered into a new employment agreement (the “Employment Agreement”) with Christopher J. Pappas, the Company’s President and Chief Executive Officer. The Employment Agreement was unanimously approved by the Executive Compensation Committee (the “Committee”) of the Board as well as by the full Board.

The Employment Agreement provides for a term that begins on January 24, 2014 and expires on December 31, 2014. Pursuant to the Employment Agreement, Mr. Pappas will devote his primary working time, attention, energies and business efforts to his duties to the Company.

On January 25, 2013, the Board approved the renewal of a consultant agreement with Ernest Pekmezaris, the Company’s former Chief Financial Officer. Under the agreement, Mr. Pekmezaris furnished to the Company advisory and consulting services related to finance and accounting matters and other related consulting services. The agreement expired on July 31, 2013. Mr. Pekmezaris is also the Treasurer of Pappas Restaurants, Inc. Compensation for the services provided by Mr. Pekmezaris to Pappas Restaurants, Inc. is paid entirely by that entity.

Peter Tropoli, the Company’s Chief Operating Officer, and formerly the Company’s Senior Vice President, Administration, General Counsel and Secretary, is an attorney and stepson of Frank Markantonis, who is a director of the Company. On March 7, 2014, the Board selected Peter Tropoli to serve as a director of the Company.

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

Of the 1.1 million shares approved for issuance under the Nonemployee Director Stock Plan, 0.7 million options, restricted stock units and restricted stock awards were granted, and 0.1 million options were cancelled or expired and added back into the plan. Approximately 0.5 million shares remain available for future issuance as of February 12, 2014. Compensation cost for share-based payment arrangements under the Nonemployee Director Stock Plan, recognized in general and administrative expenses for the two quarters ended February 12, 2014 and February 13, 2013 were approximately $273,000 and $57,000, respectively.

Of the 2.6 million shares approved for issuance under the Employee Stock Plan, 4.6 million options and restricted stock units were granted, and 3.0 million options and restricted stock units were cancelled or expired and added back into the plan. Approximately 1.0 million shares remain available for future issuance as of February 12, 2014. Compensation cost for share-based payment arrangements under the Employee Stock Plan, recognized in general and administrative expenses for the two quarters ended February 12, 2014 and February 13, 2013, were approximately $0.3 million and $0.3 million, respectively.

Stock Options

Stock options granted under either the Employee Stock Plan or the Nonemployee Director Stock Plan have exercise prices equal to the market price of the Company’s common stock at the date of the grant.

Option awards under the Nonemployee Director Stock Plan generally vest 100% on the first anniversary of the grant date and expire ten years from the grant date. No options were granted under the Nonemployee Director Stock Plan in the two quarters ended February 12, 2014. However, options to purchase 22,000 shares at option prices from $4.47 to $6.45 per share remain outstanding as of February 12, 2014.

Options granted under the Employee Stock Plan generally vest 25% on the anniversary date of each grant and expire six years from the date of the grant. However, options granted to executive officers under the Employee Stock Plan vest 50% on the first anniversary date of the grant date, 25% on the second anniversary of the grant date and the remaining 25% vest on the third anniversary of the grant date and expire ten years from the grant date. No options were granted under the Employee Stock Plan in the two quarters ended February 12, 2014. Options to purchase 812,443 shares at option prices of $3.44 to $11.10 per share remain outstanding as of February 12, 2014.

A summary of the Company’s stock option activity for the quarter ended February 12, 2014 is presented in the following table:

	Shares Under Fixed Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
			(Years)	(In thousands)
Outstanding at August 28, 2013	882,768	$5.23	4.7	$2,042
Granted	—	—	—	—
Exercised	(2,000)	4.42	—	—
Forfeited/Expired	(46,325)	—	—	—
Outstanding at February 12, 2014	834,443	$4.92	4.5	$1,168
Exercisable at February 12, 2014	694,456	$4.80	4.1	$1,074

The intrinsic value for stock options is defined as the difference between the current market value, or closing price on February 12, 2014, and the grant price on the measurement dates in the table above.

Restricted Stock Units

Grants of restricted stock units consist of the Company’s common stock and generally vest after three years. All restricted stock units are cliff-vested. Restricted stock units are valued at the closing market price of the Company’s common stock at the date of grant.

A summary of the Company’s restricted stock unit activity during the two quarters ended February 12, 2014 is presented in the following table:

	Restricted Stock Units	Weighted Average Fair Value	Weighted- Average Remaining Contractual Term
		(Per share)	(In years)
Unvested at August 28, 2013	424,236	$5.74	2.1
Granted	63,238	7.09	—
Vested	(75,180)	5.39	—
Forfeited	(4,702)	5.79	—
Unvested at February 12, 2014	407,592	$6.02	2.1

At February 12, 2014, there was approximately $1.5 million of total unrecognized compensation cost related to unvested restricted stock units that is expected to be recognized over a weighted-average period of 1.9 years.

Restricted Stock Awards

Under the Nonemployee Director Stock Plan, directors are granted restricted stock in lieu of cash payments, for all or a portion of their compensation as directors. The number of shares granted is valued at the closing market price of the Company’s stock at the date of the grant. Restricted stock awards vest when granted because they are granted in lieu of a cash payment. However, directors are restricted from selling their shares until after the third anniversary of the date of the grant. Directors may receive a 20% premium of additional restricted stock by opting to receive stock in lieu of cash.

Note 12. Earnings Per Share

 Basic net income per share is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding and unvested restricted stock for the reporting period. Diluted net income per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. For the calculation of diluted net income per share, the basic weighted average number of shares is increased by the dilutive effect of stock options determined using the treasury stock method. Stock options excluded from the computation of net income per share for the two quarters ended February 12, 2014 include approximately 37,000 shares with exercise prices exceeding market prices and approximately 250,000 shares whose inclusion would also be anti-dilutive.

The components of basic and diluted net income per share are as follows:

	Quarter Ended		Two Quarters Ended
	February 12, 2014	February 13, 2013	February 12, 2014	February 13, 2013
	(12 weeks)	(12 weeks)	(24 weeks)	(24 weeks)
	(In thousands except per share data)
Numerator:
Income (loss) from continuing operations	$(2,053)	$634	$(2,911)	$807
Loss from discontinued operations	(131)	(454)	(818)	(536)
Net income (loss)	$(2,184)	$180	$(3,729)	271

Denominator:
Denominator for basic earnings per share – weighted-average shares	28,775	28,614	28,770	28,500
Effect of potentially dilutive securities:
Employee and non-employee stock options	—	211	—	198
Denominator for earnings per share assuming dilution	28,775	28,825	28,770	28,698
Income (loss) per share from continuing operations:
Basic	$(0.07)	$0.02	$(0.10)	$0.03
Assuming dilution	$(0.07)	$0.02	$(0.10)	$0.03
Loss per share from discontinued operations:
Basic	$(0.01)	$(0.01)	$(0.03)	$(0.02)
Assuming dilution	$(0.01)	$(0.01)	$(0.03)	$(0.02)
Net income (loss) per share:
Basic	$(0.08)	$0.01	$(0.13)	$0.01
Assuming dilution	$(0.08)	$0.01	$(0.13)	$0.01

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

Overview

Luby’s, Inc. is a multi-branded company operating in the restaurant industry and the contract food services industry. Our primary brands include Luby’s Cafeteria, Fuddruckers, Cheeseburger in Paradise and Luby’s Culinary Contract Services. Also included in our brands are Luby’s, Etc., Koo Koo Roo Chicken Bistro (“Koo Koo Roo”) and Bob Luby’s Seafood. We purchased substantially all of the assets of Fuddruckers, Inc., Magic Brands, LLC and certain of their affiliates (collectively known as, “Fuddruckers”) in July 2010. We purchased all of the Membership Units of Paradise Restaurant Group, LLC and certain of their affiliates (collectively known as, “Cheeseburger in Paradise”) effective December 5, 2012.

As of February 12, 2014, we owned and operated 181 restaurants, of which 94 are traditional cafeterias, 66 are gourmet hamburger restaurants, 19 are casual dining restaurants and bars, one is an upscale fast serve chicken restaurant, and one primarily serves seafood. These establishments are located in close proximity to retail centers, business developments and residential areas mostly throughout the United States.

Also as of February 12, 2014, we operated 22 Culinary Contract Services facilities. These facilities service healthcare, higher education and corporate dining clients in Texas and Louisiana. The healthcare accounts are full service and typically include in-room delivery, catering, vending, coffee service and retail dining. Culinary Contract Services has contracts with long-term acute care hospitals, business and industry clients and higher education institutions.

Also as of February 12, 2014, we are a franchisor for a network of 114 franchised Fuddruckers restaurants. The owners of these franchise units pay royalty revenue to us as a franchisor.

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

RESULTS OF OPERATIONS

For the Second Quarter and Year-to-Date Fiscal 2014 versus the Second Quarter and Year-to-Date Fiscal 2013

Sales

Total sales increased approximately $2.5 million, or 2.9%, in the quarter ended February 12, 2014 compared to the quarter ended February 13, 2013, consisting primarily of a $2.2 million increase in restaurant sales and a $0.3 million increase in Culinary Contract Sales. The other components of total sales are franchise revenue and vending income.

Total sales increased approximately $9.9 million, or 6.0%, in the two quarters ended February 12, 2014 compared to the two quarters ended February 13, 2013, consisting primarily of a $9.2 million increase in restaurant sales and a $0.7 million increase in Culinary Contract Sales.

The other components of total sales are franchise revenue and vending income The company operates with three reportable operating segments: Company-owned restaurants, franchise operations, and Culinary Contract Services.

Company-Owned Restaurants

Restaurant Sales

Restaurant sales increased $2.2 million in the quarter ended February 12, 2014, compared to the quarter ended February 13, 2013. The increase in restaurant sales included a $2.6 million increase in sales at Luby’s Cafeteria-branded restaurants, a $0.8 million decrease in sales from Fuddruckers-branded restaurants and a $0.4 million increase in sales at locations where we have introduced a Luby’s cafeteria and Fuddruckers side-by-side configuration. The increase in sales at our side-by-side configured locations is related to the addition of our second such location during the quarter ended February 12, 2014. On a same-store basis, our Luby’s Cafeteria-branded restaurants increased 4.4% and our Fuddruckers-branded restaurants decreased 2.7%; total same store sales increased 2.5%.

The increase in restaurant sales and same store sales at our Cafeteria-branded restaurants was due, in part, to a favorable calendar shift; the high sales volume period in the days leading up to Thanksgiving and Thanksgiving itself were included in the quarter ended February 12, 2014 whereas only the day of Thanksgiving was included in the quarter ended February 13, 2013. Removing the impact of this favorable calendar shift, Luby’s Cafeteria sales increased 1.2% as guest traffic increased 1.0% and average spend per guest increased 0.2% in the quarter ended February 12, 2014 compared to the quarter ended February 13, 2013. In addition, we estimate that unusual winter weather events reduced same stores sales by approximately 70 basis points at our Luby’s Cafeteria-branded restaurants. The decline in sales at our Fuddruckers restaurants resulted from the same store sales decrease of 2.7% partially offset by the contribution in sales from new Fuddruckers restaurants. There was no calendar shift impact at our Fuddruckers restaurant, but we estimate that unusual winter weather events reduced same-stores sales by 1.5%. The decrease in same store sales at our Fuddruckers-branded restaurants was due to a 3.9% decline in guest traffic partially offset by a 1.3% increase in the per person average spend. The increase in per person average spend at our Fuddruckers restaurants, was a result of altering the mix of menu items offered and selected by our customers and by motivating the purchase of additional items on the customer ticket.

Restaurant sales increased $9.2 million in the two quarters ended February 12, 2014, compared to the quarter ended February 13, 2013. The increase in restaurant sales included, a $2.5 million increase in sales at Luby’s Cafeteria-branded restaurants, a $1.4 million decrease in sales from Fuddruckers-branded restaurant, a $0.2 million decrease in sales at locations where we have introduced a Luby’s Cafeteria and Fuddruckers side-by-side configuration, and an $8.3 million higher sales contribution from our Cheeseburger in Paradise restaurants. The $2.5 million increase in sales at our Luby’s Cafeteria-branded restaurants was due primarily to a 1.8% increase in same store sales for the two quarters ended February 12, 2014 compared to the two quarters ended February 13, 2013. The $1.4 million decrease in restaurant sales at our Fuddruckers- branded restaurants was due primarily to a 2.5% decrease in same store sales for the quarters ended February 12, 2014 compared to the quarters ended February 13, 2013, partially offset by the contribution in sales from new Fuddruckers restaurants. The $0.2 million decrease in sales at locations where we have a Luby’s Cafeteria and Fuddruckers side-by-side configuration is primarily due to comparison with the prior year where our first such location experienced a higher than typical sales volume at opening and for a sustained period afterwards, offset by the contribution from our second Luby’s and Fuddruckers side-by-side configured location. The $8.3 million higher sales contribution from our Cheeseburger in Paradise restaurants reflects operating this brand for the full 24 weeks in the two quarters ended February 12, 2014 compared to operating for only 10 weeks in the two quarters ended February 13, 2013.

Cost of Food

Food costs increased approximately $0.7 million, or 3.0%, in the quarter ended February 12, 2014, compared to the quarter ended February 13, 2013 due primarily to an overall increase in guest traffic. Food commodity prices for our basket of food commodity purchases were higher by approximately 1% at both our core Luby’s Cafeteria-branded restaurants and Fuddruckers-branded restaurants. As a percentage of restaurant sales, food cost increased 0.1% to 29.0% in the quarter ended February 12, 2014, compared to 28.9% in the quarter ended February 13, 2013. Removing the impact of Cheeseburger in Paradise, food costs as a percent of sales were 28.8% in the quarter ended February 12, 2014 and in the quarter ended February 13, 2013.

Food costs increased approximately $3.1 million, or 6.9%, in the two quarters ended February 12, 2014, compared to the two quarters ended February 13, 2013, due primarily to the addition of the Cheeseburger in Paradise-branded stores. Removing the impact of Cheeseburger in Paradise, food costs increased $0.2, million, or 0.5% for the two quarters ended February 12, 2014, compared to the two quarters ended February 13, 2013.  For the two quarters ended February 12, 2014, food commodity prices for our basket of food commodity purchases were higher due to a 2% increase for our Luby’s Cafeteria-branded restaurants and a 3% increase for our Fuddruckers-branded restaurants. As a percentage of restaurant sales, food cost increased 0.2% to 28.8% in the two quarters ended February 12, 2014, compared to 28.6% in the two quarters ended February 13, 2013. Removing the impact of Cheeseburger in Paradise, food costs as a percentage of sales were 28.4% in the two quarters ended February 12, 2014 compared to 28.5% in the two quarters ended February 13, 2013.

Payroll and Related Costs

Payroll and related costs increased approximately $0.6 million in the quarter ended February 12, 2014 compared to the quarter ended February 13, 2013, primarily due to (1) the addition of new restaurants, including the 23 Cheeseburger in Paradise locations acquired on December 5, 2012; (2) higher variable compensation at our Luby's cafeteria restaurants; (3) higher restaurant management medical benefits expense at each of our restaurant brands; (4) all partially offset by lower workers compensation expense. As a percentage of restaurant sales, payroll and related decreased 0.2%, to 35.4% in the quarter ended February 12, 2014, compared to 35.6% in the quarter ended February 13, 2013 due to the ability to leverage these costs on higher overall sales volumes and lower workers compensation expense. Excluding Cheeseburger in Paradise, payroll and related costs, as a percentage of sales, were 34.5% in the quarter ended February 12, 2014 compared to 35.2% in the quarter ended February 13, 2013.

Payroll and related costs increased approximately $3.2 million in the two quarters ended February 12, 2014, compared to the two quarters ended February 13, 2013, primarily due to (1) the addition of new restaurants, including the 23 Cheeseburger in Paradise locations acquired on December 5, 2012; (2) all partially offset by lower workers compensation expense. As a percentage of restaurant sales, payroll and related costs was 35.4% in the two quarters ended February 12, 2014 and in the two quarters ended February 13, 2013. Excluding the impact of Cheeseburger in Paradise, payroll and related costs, as a percent of restaurant sales, was 34.4% in the two quarters ended February 12, 2014 compared to 35.2% in the two quarters ended February 13, 2013.

Other Operating Expenses

Other operating expenses primarily include restaurant-related expenses for utilities, repairs and maintenance, advertising, insurance, services and supplies. Other operating expenses increased by approximately $1.6 million, or 11.5%, in the quarter ended February 12, 2014 compared to the quarter ended February 13, 2013, primarily due to (1) an approximate $0.6 million increase in marketing and advertising expense; (2) an approximate $0.4 million increase in restaurant supply and services expense; and (3) an approximate $0.4 million increase in utility and property insurance expense; and (4) and approximate $0.2 million increase in repairs and maintenance expense. As a percentage of restaurant sales, other operating expenses increased 1.4%, to 18.6%, in the quarter ended February 12, 2014 compared to 17.2% in the quarter ended February 13, 2013, due to (1) the cost increases enumerated above and (2) the typically higher operating costs for the four to eight weeks after opening a new restaurant. Operating expenses as a percent of restaurant sales increased 1.4% to 18.6% in the quarter ended February 12, 2014 compared to 17.2% in the quarter ended February 13, 2013. Excluding the impact of Cheeseburger in Paradise, other operating expenses costs as a percentage of sales were 17.9% in the quarter ended February 12, 2014 compared to 16.8% in the quarter ended February 13, 2013.

Other operating expenses increased by approximately $3.7 million, or 13.4%, in the two quarters ended February 12, 2014, compared to the two quarters ended February 13, 2013, primarily due to a $2.5 million increase from the addition of 23 Cheeseburger in Paradise-branded stores and a $1.2 million increase in expenses at our core Luby’s Cafeteria and Fuddruckers brands. The $1.2 million increase in expenses at our Luby’s Cafeteria and Fuddruckers brands was primarily due to (1) an approximate $0.5 million increase in marketing and advertising expense; (2) an approximate $0.3 million increase in utility and property insurance expense; (3) an approximate $0.3 million increase in restaurant supply and services expense; and (4) an approximate $0.1 million increase in repairs and maintenance expenses. Operating expenses as a percent of restaurant sales increased 1.2% to 18.8% in the two quarters ended February 12, 2014, compared to 17.6% in the two quarters ended February 13, 2013. Excluding the impact of Cheeseburger in Paradise, other operating expenses costs as a percentage of sales were 18.0% in the quarter ended February 12, 2014 compared to 17.4% in the quarter ended February 13, 2013.

 Occupancy Costs

Occupancy costs include property lease expense, property taxes, common area maintenance charges and permits and licenses. Occupancy cost increased $0.1 million to $5.0 million in the quarter ended February 12, 2014 compared to the quarter ended February 13, 2013. Occupancy cost increased $0.8 million to $9.8 million in the two quarters ended February 12, 2014 compared to the two quarters ended February 13, 2013.

Franchise Operations

We only offer franchises for the Fuddruckers brand. Franchises are sold in markets where expansion is deemed advantageous to the development of the Fuddruckers concept and system of restaurants. Franchise revenue includes royalties paid to us as the franchisor for the Fuddruckers brand and franchise fees paid to us when franchise development agreements are executed and when franchise units are opened for business or transferred to new owners. Franchise revenue increased $6 thousand in the quarter ended February 12, 2014 compared to the quarter ended February 13, 2013. The $6 thousand increase in franchise revenue includes a $13 thousand increase in franchise fees offset by a $7 thousand decrease in franchise royalties.

Franchise revenue decreased $2 thousand for the two quarters ended February 12, 2014 compared to the two quarters ended February 13, 2013. The $2 thousand decrease in franchise revenue includes a $30 thousand increase in franchise fees offset by a $32 thousand decrease in franchise royalties.

At the quarter ended February 12, 2014, there were 114 Fuddruckers franchise units in the system. Over the prior one year period ended February 12, 2014 our franchisees have opened 3 units. Over the prior one year period ended February 12, 2014 there were also 8 franchise units that closed on a permanent basis. Of the 8 franchise units that closed, we acquired one unit in the quarter ended February 12, 2014. We plan to open this acquired unit and operate it as a Fuddruckers before the end of fiscal 2014.

Culinary Contract Services

Culinary Contract Services is a business line servicing healthcare, higher education, and corporate dining clients. The healthcare accounts are full service and typically include in-room delivery, catering, vending, coffee service and retail dining. This business line operated 22 client locations at the quarter ended February 12, 2014 and 18 at the quarter ended February 13, 2013. In fiscal 2012, we refined our operating model by concentrating on clients able to enter into agreements where all operating costs are reimbursed to us and we generally charge a fixed fee. These agreements typically present lower financial risk to the company.

Culinary Contract Services Revenue

Culinary Contract Services revenue increased $0.3 million, or 8.5% in the quarter ended February 12, 2014 compared to the quarter ended February 13, 2013. The increase in revenue was primarily due to increase in the number of locations where we operate.

Culinary Contract Services revenue increased $0.7 million, or 9.9% in the two quarters ended February 12, 2014 compared to the two quarters ended February 13, 2013.  The increase in revenue was primarily due to the increase in the number of locations where we operate.

Cost of Culinary Contract Services

Cost of Culinary Contract Services includes the food, payroll and related costs, and other direct operating expenses associated with generating culinary contract sales. Cost of Culinary Contract Services increased approximately $0.2 million, or 4.6%, in the quarter ended February 12, 2014 compared to the quarter ended February 13, 2013, due to a commensurate increase in culinary contract sales volume. We expanded our profit margin in this business segment to 12.1% of culinary contract services revenue in the quarter ended February 12, 2014 from 8.9% in the quarter ended February 13, 2013.

Cost of Culinary Contract Services increased approximately $0.4 million, or 5.3%, in the two quarters ended February 12, 2014 compared to the two quarters ended February 13, 2013, due to a commensurate increase in Culinary Contract Services sales volume. We expanded our profit margin in this business segment to 13.1% of culinary contract services revenue in the two quarters ended February 12, 2014 from 9.3% on the two quarters ended February 13, 2013.

 Company-wide Expenses

Opening Costs

Opening costs include labor, supplies, occupancy, and other costs necessary to support the restaurant through its opening period. Opening costs were approximately $0.7 million in the quarter ended February 12, 2014 compared to approximately $0.3 million in the quarter ended February 13, 2013. The quarter ended February 12, 2014 and the quarter ended February 13, 2013 included carrying costs of locations to be developed for future restaurant openings. The quarter ended February 12, 2014 also included the labor, supplies, and other costs necessary to support the opening of four Fuddruckers restaurants and one Luby’s Cafeteria restaurant. In addition, opening costs for an additional Luby’s Cafeteria and Fuddruckers restaurant were incurred in the quarter ended February 12, 2014 for restaurants that opened after this date. One of the Fuddruckers restaurants that opened in the quarter ended February 12, 2014 previously operated as a Cheeseburger in Paradise restaurant. The quarter ended February 13, 2013 also included the labor, supplies, and other costs necessary to support the opening of two Fuddruckers restaurants.

Opening costs were approximately 1.0 million in the two quarters ended February 12, 2014, compared to approximately $0.5 million in the two quarters ended February 13, 2013.  The two quarters ended February 12, 2014 and the two quarters ended February 13, 2013, included carrying costs of locations to be developed for future restaurant openings. The two quarters ended February 12, 2014, also included the labor, supplies, and other costs necessary to support the opening of four Fuddruckers restaurants and two Luby’s Cafeterias. In addition, opening costs for an additional Luby’s Cafeteria and Fuddruckers restaurant were incurred in the quarter ended February 12, 2014 for restaurants that opened after this date. One of the Fuddruckers restaurants that opened in the two quarters ended February 12, 2014 previously operated as a Cheeseburger in Paradise restaurant. The two quarters ended February 13, 2013 also included the labor, supplies, and other costs necessary to support the opening of three Fuddruckers restaurants.

Depreciation and Amortization

Depreciation and amortization expense increased by approximately $0.2 million, or 4.3%, in the quarter ended February 12, 2014, compared to the quarter ended February 13, 2013, due to capital expenditures for new construction and remodel activity partially offset by certain assets reaching the end of their depreciable lives.

Depreciation and amortization expense increased by approximately $0.4 million, or 4.9% in the two quarters ended February 12, 2014, compared to the two quarters ended February 13, 2013, due to the addition of depreciation related to Cheeseburger in Paradise, and capital expenditures for new construction and remodel activity partially offset by certain assets reaching the end of their depreciable lives.

General and Administrative Expenses

General and administrative expenses include corporate salaries and benefits-related costs, including restaurant area leaders, share-based compensation, professional fees, travel and recruiting expenses and other office expenses. General and administrative expenses increased by approximately $0.5 million, or 6.1%, in the quarter ended February 12, 2014 compared to the quarter ended February 13, 2013. The increase was due primarily to an increase in outside professional services costs, technology infrastructure costs, corporate travel expenses and penalties related to income and payroll taxes. As a percentage of total revenue, general and administrative expenses increased to 9.1% in the quarter ended February 12, 2014, compared to 8.8% in the quarter ended February 13, 2013.

General and administrative expenses increased by approximately $1.1 million, or 7.4%, in the two quarters ended February 12, 2014, compared to the two quarters ended February 13, 2013. The increase was due primarily to an increase in outside professional services costs, technology infrastructure costs, corporate travel expenses and penalties related to income and payroll taxes. As a percentage of total revenue, general and administrative expenses increased to 9.2% in the two quarters ended February 12, 2014, compared to 9.1% in the two quarters ended February 13, 2013.

Provision for asset impairments, net

The asset impairment of $1.6 million in the quarter ended February 12, 2014 reflects the impairment of one leased Fuddruckers location and five Cheeseburger in Paradise locations including goodwill related to Cheeseburger in Paradise.

The asset impairment of $1.8 million in the two quarters ended February 12, 2014, reflects the impairment of one owned Fuddruckers location, one leased Fuddruckers location and five Cheeseburger in Paradise locations including goodwill related to Cheeseburger in Paradise.

An impairment charge of $0.1 million in the two quarters ended February 13, 2013, was related to one leased Fuddruckers location where the projected future cash flows were not expected to support the value of the assets at the location.

Net Loss (Gain) on Disposition of Property and Equipment

The loss on disposition of property and equipment was approximately $16 thousand in the quarter ended February 12, 2014. The gain of $1.3 million in the quarter ended February 13, 2013 related primarily to the disposition of a portion of our parking lot at one restaurant location offset by normal asset retirement activity in our restaurant units.

The loss on dispositions of property and equipment for the two quarters ended February 12, 2014 was approximately $0.1 million. The gain of $1.5 million in the two quarters ended February 12, 2014 was related primarily to the disposition of a portion of our parking lot at one restaurant location and the gain on disposal of assets at a Koo Koo Roo leased location, offset by normal asset retirement activity.

Interest Income

Interest income was $1 thousand in the quarter ended February 12, 2014, compared to $2 thousand in the quarter ended February 13, 2013

Interest income was $3 thousand in the two quarters ended February 12, 2014, compared to $4 thousand in the two quarters ended February 13, 2013.

Interest Expense

Interest expense in the quarter ended February 12, 2014 was $0.3 million, compared to $0.2 million in the quarter ended February 13, 2013. The increase was due to higher average debt balances.

Interest expense in the two quarters ended February 12, 2014 was $0.5 million, compared to $0.4 million in the two quarters ended February 13, 2013. The increase was due to higher average debt balances.

Other Income, Net

Other income, net consisted primarily of the following components: net rental property income and expenses relating to property for which we are the landlord; prepaid sales tax discounts earned through our participation in state tax prepayment programs; and oil and gas royalty income. Other income, net in the quarter ended February 12, 2014 increased approximately $0.1 million compared to the quarter ended February 13, 2013. The increase was primarily due to higher net rental income on properties that we lease to third parties and due to higher sales tax discounts.

Other income, net in the two quarters ended February 12, 2014 increased approximately $0.1 million compared to the two quarters ended February 13, 2013. The increase was primarily due to higher net rental income on properties that we lease to third parties and due to the higher sales tax discounts.

.

Taxes

For the quarter ended February 12, 2014, the income taxes related to continuing operations resulted in a tax benefit of $1.5 million compared to a tax provision of $0.5 million for the quarter ended February 13, 2013.

For the two quarters ended February 12, 2014, the income taxes related to continuing operations resulted in a tax benefit of $2.5 million compared to a tax provision of $0.5 million for the two quarters ended February 13, 2013.

Discontinued Operations

The loss from discontinued operations was $0.1 million in the quarter ended February 12, 2014 compared to a loss of $0.5 million in the quarter ended February 13, 2013.  The loss from discontinued operations of $0.1 million in the quarter ended February 12, 2014 included a $0.2 million loss in carrying costs associated with assets related to discontinued operations, an asset impairment of $0.2 million offset by an income tax benefit of $0.3 million. The loss of $0.5 million from discontinued operations in the quarter ended February 13, 2013 included $0.2 million in carrying costs associated with assets related to discontinued operations and asset impairments of $0.5 million, offset by a $0.2 million income tax benefit related to discontinued operations.

The loss from discontinued operations was $0.8 million in the two quarters ended February 12, 2014 compared to a loss of $0.5 million in the two quarters ended February 13, 2013. The loss of $0.8 million for the two quarters ended February 12, 2014 included $0.7 million loss in carrying costs associated with assets that are classified as discontinued operations assets; and a $0.4 million impairment charge for assets that are classified as discontinued operations assets; offset by $0.3 million income tax benefit. The loss of $0.5 million in the two quarters ended February 13, 2013 included a $0.3 million loss in carrying costs associated with assets that are classified as discontinued operations assets; and a $0.5 million impairment charge for assets that are classified as discontinued operations assets, offset by a $0.3 million income tax benefit related to discontinued operations.

LIQUIDITY AND CAPITAL RESOURCES

Cash and Cash Equivalents

General. Our primary sources of short-term and long-term liquidity are cash flows from operations and our revolving credit facility. During the two quarters ended February 12, 2014, cash provided by operating activities was $0.8 million and by financing activities was $17.8 million partially offset by cash used in investing activities of $18.5 million. Cash and cash equivalents increased $0.2 million in the first two quarters of fiscal 2014 compared to an increase of $1.7 million in the first two quarters of fiscal 2013. We plan to continue the level of capital and repair and maintenance expenditures necessary to keep our restaurants attractive and operating efficiently.

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

The following table summarizes our cash flows from operating, investing and financing activities:

	Two Quarters Ended
	February 12, 2014	February 13, 2013
	(24 weeks)	(24 weeks)
	(In thousands)
Total cash provided by (used in):
Operating activities	$840	$7,567
Investing activities	(18,492)	(18,550)
Financing activities	17,809	12,657
Increase in cash and cash equivalents	$157	$1,674

Operating Activities. Cash flow from operating activities was $0.8 million in the first two quarters of fiscal 2014, a $6.7 million decrease from the first two quarters of fiscal 2013. The $6.7 million decrease in cash is due to a $3.2 million decrease in cash from operations before changes in operating assets and liabilities plus a $3.5 million decrease in cash generated by changes in operating assets and liabilities for the quarter ended February 12, 2014.

Cash generated by operating activities before changes in operating assets and liabilities was $5.0 million in the first two quarters of fiscal 2014, a $3.2 million decrease compared to the first two quarters of fiscal 2013. The $3.2 million decrease in cash provided by operating activities before changes in operating assets and liabilities was due to less cash generated by segment level profit of $2.6 million for Company-owned restaurants and $0.6 million increase in cash used for opening costs.

Changes in operating assets and liabilities was a $4.2 million use of cash in the first two quarters of fiscal 2014, a $3.5 million decrease compared to the first two quarters of fiscal 2013. The $3.5 million decrease in the source of cash was due to differences in the change in asset and liability balances during the two quarters ended February 12, 2014 and February 13, 2013.  Increases in assets are uses of cash where as decreases in assets are sources of cash. During the two quarters ended February 12, 2014, trade accounts receivable and other receivables decreased $0.5 million compared to a decrease of $0.4 million during the two quarters ended February 13, 2013. Prepaid expenses and other assets which include prepayments for rent, insurance premiums and software maintenance decreased $1.1 million during the two quarters ended February 12, 2014 compared to an increase of less than $0.1 million during the two quarters ended February 13, 2013. Food and supplies inventories increased $0.3 million and $0.9 million in the two quarters ended February 12, 2014 and February 13, 2013, respectively.

Increases in current liability accounts are a source of cash, while decreases in current liability accounts are a use of cash. During the two quarters ended February 12, 2014, changes in the balances of accounts payable, accrued expenses and other liabilities was a $5.5 million use of cash, compared to a use of cash of $0.6 million during the two quarters ended February 13, 2013.

Investing Activities. We generally reinvest available cash flows from operations to develop new restaurants, enhance existing restaurants and to support culinary contract services. Cash used by investing activities was $18.5 million in the two quarters ended February 12, 2014 and $18.6 million in the two quarters ended February 13, 2013. Capital expenditures were $19.1 million in the two quarters ended February 12, 2014, a $7.6 million increase compared to the two quarters ended February 13, 2013. Proceeds from the disposal of assets were $0.6 million in the first two quarters of fiscal 2014 and $3.6 million in the first two quarters of fiscal 2013. Investing activities in the two quarters of fiscal year 2013 included the acquisition of Cheeseburger in Paradise for $10.7 million. There were no acquisitions in fiscal 2014.

Financing Activities. Cash provided by financing activities was $17.8 million in the two quarters ended February 12, 2014, a $5.2 million increase compared to the two quarters ended February 13, 2013. Cash flows from financing activities was primarily the result of borrowings and repayments related to our revolving credit facility. During the two quarters ended February 12, 2014, borrowings exceeded repayments by $17.8 million. During the two quarters ended February 13, 2013, repayments of the credit facility exceeded borrowings by $12.5 million.

Status of Long-Term Investments and Liquidity

At February 12, 2014, we did not hold any long-term investments.

Status of Trade Accounts and Other Receivables, Net

We monitor the aging of our receivables, including Fuddruckers franchising related receivables, and record provisions for uncollectable accounts, as appropriate. Credit terms of accounts receivable associated with our Culinary Contract Services business vary from 30 to 45 days based on contract terms.

Working Capital

Current assets decreased $0.8 million in the first two quarters of fiscal 2014 compared to an increase of $2.9 million in the first two quarters of fiscal 2013. In the first two quarters of fiscal 2014, cash increased $0.2 million and food and supply inventory increased $0.3 million; offset by decreases in trade accounts and other receivables of $0.5 million and prepaid expenses of $0.8 million. In the first two quarters of fiscal 2013, cash increased $1.7 million, food inventories increased $0.9 million and prepaid expenses increased $0.5 million while trade accounts and other receivable decreased $0.3 million. The change in prepaid expenses and other assets was a $1.1 million source of cash in the first two quarters of fiscal 2014, an increase of $1.2 million from the first two quarters of fiscal 2013. The change in trade accounts and other receivables was a $0.5 million source of cash in the first two quarters of fiscal 2014, an increase of $0.1 million from the first two quarters of fiscal 2013. The change in food and supplies inventory was a $0.3 million use of cash in the first two quarters of fiscal 2014, a decrease of $0.1 million from the first two quarters of fiscal 2013.

Current liabilities decreased $5.4 million in the first two quarters of fiscal 2014 compared to a $0.4 million increase in the first two quarters of fiscal 2013. In the first two quarters of fiscal 2014, accounts payables decreased $4.1 million and accrued expenses and other liabilities decreased $1.2 million. In the first two quarters of fiscal 2013 accounts payables increased $1.5 million and accrued expenses and other liabilities decreased $1.1 million. The change in accounts payables, accrued expenses and other liabilities was a $5.5 million source of cash in the first two quarters of fiscal 2014, an increase of $4.9 million from the first two quarters of fiscal 2013. The $4.9 million difference in the two quarters was primarily due to timing differences in the accrual and payment of salary related costs, accrued claims and insurance and taxes other than income taxes.

Capital Expenditures

Capital expenditures consist of purchases of real estate for future restaurant sites, culinary contract services investments, new unit construction, purchases of new and replacement restaurant furniture and equipment, and ongoing remodeling programs. Capital expenditures for the first two quarters of fiscal 2014 were approximately $19.1 million and related to new restaurant construction, existing unit remodels, purchase of land for new development, technology infrastructure, recurring maintenance of our existing units, improvement of our culinary contract services business and the development of future restaurant sites. We expect to be able to fund all capital expenditures in fiscal 2014 using proceeds from the sale of assets, cash flows from operations and our available credit. We expect to spend approximately $35 million to $40 million on capital expenditures in fiscal 2014.

DEBT

Revolving Credit Facility

In August 2013, we entered into a revolving credit facility with Wells Fargo Bank, National Association, as Administrative Agent, and Amegy Bank, National Association, as Syndication Agent. The following description summarizes the material terms of the revolving credit facility, as subsequently amended as of March 21, 2014 (the revolving credit facility is referred to as the “2013 Credit Facility”). The 2013 Credit Facility is governed by the credit agreement dated as of August 14, 2013 (the “2013 Credit Agreement”) among us, the lenders from time to time party thereto, Wells Fargo Bank, National Association, as Administrative Agent, and Amegy Bank, National Association, as Syndication Agent. The 2013 Credit Agreement amends and restates the 2009 Credit Agreement in its entirety. The maturity date of the 2013 Credit Facility is September 1, 2017.

The aggregate amount of the lenders’ commitments under the 2013 Credit Facility was $70.0 million as of November 20, 2013. The 2013 Credit Facility also provides for the issuance of letters of credit in a maximum aggregate amount of $5.0 million outstanding as of August 14, 2013 and $15.0 million outstanding at any one time with prior written consent of the Administrative Agent and the Issuing Bank. At February 12, 2014, under the 2013 Credit Facility, after applying the Lease Adjusted Leverage Ratio limitation (as defined in the 2013 Credit Agreement), the available borrowing capacity was $65.2 million.

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

The 2013 Credit Facility is secured by a perfected first priority lien on certain of our real property and all of the material personal property owned by us or any of our subsidiaries, other than certain excluded assets (as defined in the 2013 Credit Agreement). At February 12, 2014, the carrying value of the collateral securing the 2013 Credit Facility was $85.6 million.

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

●

maintenance of a ratio of (a) the sum of (x) indebtedness as of the last day of any fiscal quarter plus (y) eight times rental expense for the four fiscal quarters ending on the last day of any fiscal quarter to (b) the sum of (x) EBITDA for such four fiscal-quarter-period plus (y) rental expense for such four fiscal-quarter-period (the “Lease Adjusted Leverage Ratio”) of no more than (i) 4.75 to 1.00 at all times during the second, third and fourth fiscal quarters of fiscal year 2014, (ii) 4.5 to 1.00 at all times during the first, second and third quarters of fiscal year 2015, and (iii) 4.25 to 1.00 at all times thereafter,

●	restrictions on incurring indebtedness, including certain guarantees and capital lease obligations,

●	restrictions on incurring liens on certain of our property and the property of our subsidiaries,

●	restrictions on transactions with affiliates and materially changing our business,

●	restrictions on making certain investments, loans, advances and guarantees,

●	restrictions on selling assets outside the ordinary course of business,

●	prohibitions on entering into sale and leaseback transactions, and

●	restrictions on certain acquisitions of all or a substantial portion of the assets, property and/or equity interests of any person.

We were in compliance with the covenants contained in the 2013 Credit Agreement, as amended, as of February 12, 2014. As the result of losses incurred from our recently acquired leaseholds operating as Cheeseburger in Paradise restaurants, we reported our second consecutive quarterly net profit below our required minimum net profit as defined in the credit agreement. As part of the March 21, 2014 amendment we received a waiver of non-compliance related to this minimum consecutive quarterly net profit debt covenant for the second quarter fiscal 2014. Although we expect to meet the requirements of the Net Profit – Two Consecutive Quarters covenant in the future, non-compliance could have had a material adverse affect on our financial condition and would have represented an event of default under the 2013 Credit Agreement.

The 2013 Credit Agreement also includes customary events of default. If a default occurs and is continuing, the lenders’ commitments under the 2013 Credit Facility may be immediately terminated and/or we may be required to repay all amounts outstanding under the 2013 Credit Facility.

As of February 12, 2014, we had $37.0 million in outstanding loans and $1.1 million committed under letters of credit, which were issued as security for the payment of insurance obligations.

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

Income Taxes

The estimated future tax effects of temporary differences between the tax bases of assets and liabilities and amounts reported in the accompanying consolidated balance sheets, as well as operating loss and tax credit carry backs and carry forward,s are recorded. Deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities (temporary differences) and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. We periodically review the recoverability of tax assets recorded on the balance sheet and provide valuation allowances as management deems necessary.

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

The measurement for such an impairment loss is then based on the fair value of the asset as determined by discounted cash flows. We operated 181 restaurants as of February 12, 2014 and periodically experience unanticipated changes in our assumptions and estimates. Those changes could have a significant impact on discounted cash flow models with a corresponding significant impact on the measurement of an impairment loss.

We believe we have 4 locations, with an aggregate net carrying value of assets held for use of $2.3 million, with respect to which it is possible that an impairment charge could be taken over the next 12 months.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risk from changes in interest rates affecting our variable-rate debt. As of February 12, 2014, the total amount of debt subject to interest rate fluctuations outstanding under our 2013 Credit Facility was $37.0 million. Assuming an average debt balance of $37.0 million, a 1.0% increase in prevailing interest rates would increase our annual interest expense by $0.4 million.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of February 12, 2014. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of February 12, 2014, our disclosure controls and procedures were effective in providing reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended February 12, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting except as noted below.

As discussed in footnote 1 to the financial statements, we identified accounting errors in prepaid assets and payroll related liabilities. The Company did not record amortization of the related expenses in the appropriate prior periods. The errors impacted all prior reporting periods beginning in 2007. These errors were not material to any previously issued annual or quarterly consolidated financial statements.  As the Company’s operations have grown in scope, management has increased the level of detail and monitoring required in the performance of its routine balance sheet account reconciliations. The improved controls have been implemented as part of our internal controls over financial reporting and will continue to be performed on an ongoing basis.

Part II—OTHER INFORMATION

Item 1. Legal Proceedings

There have been no material changes to our legal proceedings as disclosed in “Legal Proceedings” in Item 3 of Part I of our Annual Report on Form 10-K for the fiscal year ended August 28, 2013.

Item 1A. Risk Factors

There have been no material changes during the quarter ended February 12, 2014 to the Risk Factors discussed in Item1A of Part I of our Annual Report on Form 10-K for the fiscal year ended August 28, 2013.

Item 6. Exhibits

4.2

First Amendment to Rights Agreement, dated as of December 3, 2013, between Luby’s, Inc. and American Stock Transfer & Trust company, LLC (incorporated by reference to exhibit 4.2 to the Company’s form 8-K filed with the Securities and Exchange Commission on December 3, 2013).

10.1

Employment Amendment dated January 24, 2014, between Luby’s, Inc. and Christopher J. Pappas (incorporated by reference to exhibit 10.1 to the Company’s form 8-K filed with the Securities and Exchange Commission on January 27, 2014).

10.2

First Amendment to Credit Agreement, dated as March 21, 2014, among the Company, the lenders from time to time party thereto, Wells Fargo Bank, National Association, as administrative agent, and Amegy Bank National Association, as syndication agent (incorporated by reference to exhibit 10.1 to the Company's Form 8-K filed with the Securities and Exchange Commission on March 27, 2014).

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

LUBY’S, INC. (Registrant)

Date: March 28, 2014	By:	/s/ Christopher J. Pappas
Christopher J. Pappas
President and Chief Executive Officer
(Principal Executive Officer)

Date: March 28, 2014	By:	/s/ K. Scott Gray
K. Scott Gray
Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

4.2

First Amendment to Rights Agreement, dated as of December 3, 2013, between Luby’s, Inc. and American Stock Transfer & Trust company, LLC (incorporated by reference to exhibit 4.2 to the Company’s form 8-K filed with the Securities and Exchange Commission on December 3, 2013).

10.1

Employment Amendment dated January 24, 2014, between Luby’s, Inc. and Christopher J. Pappas (incorporated by reference to exhibit 10.1 to the Company’s form 8-K filed with the Securities and Exchange Commission on January 27, 2014).

10.2

First Amendment to Credit Agreement, dated as March 21, 2014, among the Company, the lenders from time to time party thereto, Wells Fargo Bank, National Association, as administrative agent, and Amegy Bank National Association, as syndication agent (incorporated by reference to exhibit 10.1 to the Company's Form 8-K filed with the Securities and Exchange Commission on March 27, 2014).

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