Form 10-Q
period 2014-05-07
LUBYS INC
filed 2014-06-16
CIK 16099

 UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 7, 2014

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

As of June 6, 2014 there were 28,411,885 shares of the registrant’s common stock outstanding.

Luby’s, Inc.

Form 10-Q

Quarter ended May 7, 2014

Additional Information

We file reports with the Securities and Exchange Commission (the “SEC”), including annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K. The public may read and copy any materials we file with the SEC at its Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. We are an electronic filer, and the SEC maintains an Internet site at http://www.sec.gov that contains the reports, proxy and information statements, and other information that we file electronically. Our website address is http://www.lubysinc.com. Please note that our website address is provided as an inactive textual reference only. We make available free of charge through our website our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports as soon as reasonably practicable after such material is electronically filed with or furnished to the SEC. The information provided on our website is not part of this report, and is therefore not incorporated by reference unless such information is specifically referenced elsewhere in this report.

Part I—FINANCIAL INFORMATION

Item1. Financial Statements

Luby’s, Inc.

Consolidated Balance Sheets

(In thousands, except share data)

	May 7, 2014	August 28, 2013
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$1,813	$1,528
Trade accounts and other receivables, net	3,971	4,083
Food and supply inventories	5,492	4,952
Prepaid expenses	2,829	3,296
Assets related to discontinued operations	18	123
Deferred income taxes	1,679	1,635
Total current assets	15,802	15,617
Property held for sale	991	449
Assets related to discontinued operations	3,714	4,203
Property and equipment, net	206,014	190,510
Intangible assets, net	24,467	25,517
Goodwill	1,755	2,169
Deferred income taxes	9,768	7,923
Other assets	3,818	4,257
Total assets	$266,329	$250,645
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$23,606	$23,655
Liabilities related to discontinued operations	518	498
Accrued expenses and other liabilities	21,916	21,847
Total current liabilities	46,040	46,000
Credit facility debt	36,000	19,200
Liabilities related to discontinued operations	478	382
Other liabilities	7,799	7,931
Total liabilities	90,317	73,513
Commitments and Contingencies
SHAREHOLDERS’ EQUITY
Common stock, $0.32 par value; 100,000,000 shares authorized; Shares issued were 28,911,885 and 28,804,344, respectively; Shares outstanding were 28,411,885 and 28,304,344, respectively	9,252	9,217
Paid-in capital	26,910	26,065
Retained earnings	144,625	146,625
Less cost of treasury stock, 500,000 shares	(4,775)	(4,775)
Total shareholders’ equity	176,012	177,132
Total liabilities and shareholders’ equity	$266,329	$250,645

The accompanying notes are an integral part of these consolidated financial statements.

Luby’s, Inc.

Consolidated Statements of Operations (unaudited)

(In thousands except per share data)

	Quarter Ended		Three Quarters Ended
	May 7, 2014	May 8, 2013	May 7, 2014	May 8, 2013
	(12 weeks)	(12 weeks)	(36 weeks)	(36 weeks)
SALES:
Restaurant sales	$90,859	$90,455	$255,059	$245,798
Culinary contract services	4,534	4,099	12,783	11,607
Franchise revenue	1,684	1,639	4,744	4,701
Vending revenue	131	143	358	384
TOTAL SALES	97,208	96,336	272,944	262,490
COSTS AND EXPENSES:
Cost of food	26,014	25,866	73,349	70,236
Payroll and related costs	30,298	30,371	88,325	85,339
Other operating expenses	16,152	15,694	47,025	42,990
Occupancy costs	4,912	4,983	14,570	13,886
Opening costs	334	39	1,365	506
Cost of culinary contract services	3,974	3,573	11,142	10,382
Depreciation and amortization	4,688	4,197	13,508	12,626
General and administrative expenses	8,342	7,245	24,526	22,316
Provision for asset impairments, net	—	113	1,539	203
Net loss (gain) on disposition of property and equipment	(1,023)	142	(956)	(1,421)
Total costs and expenses	93,691	92,223	274,393	257,063
INCOME (LOSS) FROM OPERATIONS	3,517	4,113	(1,449)	5,427
Interest income	1	2	4	6
Interest expense	(410)	(228)	(955)	(618)
Other income, net	250	261	805	711
Income (loss) before income taxes and discontinued operations	3,358	4,148	(1,595)	5,526
Provision (benefit) for income taxes	1,621	1,496	(853)	2,030
Income (loss) from continuing operations	1,737	2,652	(742)	3,496
Loss from discontinued operations, net of income taxes	(8)	(191)	(1,258)	(765)
NET INCOME (LOSS)	$1,729	$2,461	$(2,000)	$2,731
Income per share from continuing operations:
Basic	$0.06	$0.09	$(0.03)	$0.12
Assuming dilution	0.06	0.09	(0.03)	0.12
Loss per share from discontinued operations:
Basic	$—	$—	$(0.04)	$(0.02)
Assuming dilution	—	(0.01)	(0.04)	(0.03)
Net income (loss) per share:
Basic	$0.06	$0.09	$(0.07)	$0.10
Assuming dilution	0.06	0.08	(0.07)	0.09
Weighted average shares outstanding:
Basic	28,791	28,698	28,777	28,566
Assuming dilution	29,476	28,952	28,777	28,786

The accompanying notes are an integral part of these consolidated financial statements.

Luby’s, Inc.

Consolidated Statement of Shareholders’ Equity (unaudited)

(In thousands)

	Common Stock						Total
	Issued		Treasury		Paid-In	Retained	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Earnings	Equity
BALANCE AT AUGUST 28, 2013	28,804	$9,217	(500)	$(4,775)	$26,065	$147,011	$177,518
Correction of prior years cumulative error	—	—	—	—	—	(386)	(386)
Revised BALANCE AT AUGUST 28, 2013	28,804	9,217	(500)	(4,775)	26,065	146,625	177,132
Net loss	—	—	—	—	—	(2,000)	(2,000)
Share-based compensation expense	37	12	—	—	242	—	254
Tax benefit from stock options	—	—	—	—	53	—	53
Common stock issued under nonemployee benefit plans	31	10	—	—	176	—	186
Common stock issued under employee benefit plans	40	13	—	—	374	—	387
BALANCE AT MAY 7, 2014	28,912	$9,252	(500)	$(4,775)	$26,910	$144,625	$176,012

The accompanying notes are an integral part of these consolidated financial statements.

Luby’s, Inc.

Consolidated Statements of Cash Flows (unaudited)

(In thousands)

	Three Quarters Ended
	May 7, 2014	May 8, 2013
	(36 weeks)	(36 weeks)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(2,000)	$2,731
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for asset impairments, net of gains/losses on property sales	1,352	(686)
Depreciation and amortization	13,604	12,675
Amortization of debt issuance cost	78	78
Non-cash compensation expense	254	249
Share-based compensation expense	573	697
Tax (increase) reduction on stock options	(53)	37
Deferred tax expense (benefit)	(1,889)	1,007
Cash provided by operating activities before changes in operating assets and liabilities	11,919	16,788
Changes in operating assets and liabilities, net of business acquisition:
Decrease in trade accounts and other receivables	112	820
Increase in food and supply inventories	(466)	(786)
Decrease in prepaid expenses and other assets	840	490
Increase (Decrease) in accounts payable, accrued expenses and other liabilities	(617)	(685)
Net cash provided by operating activities	11,788	16,627
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from disposal of assets and property held for sale	2,713	4,232
Purchases of property and equipment	(31,124)	(17,071)
Acquisition of Cheeseburger in Paradise	—	(10,169)
Decrease in note receivable	23	30
Net cash used in investing activities	(28,388)	(22,978)
CASH FLOWS FROM FINANCING ACTIVITIES:
Credit facility borrowings	77,800	44,600
Credit facility repayments	(61,000)	(38,100)
Proceed from exercise of stock options	32	249
Tax benefit on stock options	53	—
Net cash provided by financing activities	16,885	6,749
Net increase in cash and cash equivalents	285	398
Cash and cash equivalents at beginning of period	1,528	1,223
Cash and cash equivalents at end of period	$1,813	$1,621
Cash paid for:
Income taxes	$—	$—
Interest	834	513

The accompanying notes are an integral part of these consolidated financial statements.

Luby’s, Inc.

Notes to Consolidated Financial Statements (unaudited)

May 7, 2014

Note 1. Basis of Presentation

The accompanying unaudited consolidated financial statements of Luby’s, Inc. (the “Company” or “Luby’s”) have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements that are prepared for the Company’s Annual Report on Form 10-K. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the quarter ended May 7, 2014 are not necessarily indicative of the results that may be expected for the fiscal year ending August 27, 2014.

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

Correction of Immaterial Errors in Previously Issued Financial Statements

In the second quarter of fiscal 2014, we identified accounting errors in prepaid assets and payroll related liabilities. The Company did not expense amounts related to these accounts properly in the appropriate prior periods. The errors impacted all prior reporting periods beginning in 2007. While these errors were not material to any previously issued annual or quarterly consolidated financial statements, management concluded that correcting the cumulative errors and related tax effects would be material to consolidated financial statements for the quarter and two quarters ended February 12, 2014 and to the expected results of operations for the fiscal year ending August 27, 2014. Management evaluated the cumulative impact of the errors on prior periods under the guidance in Accounting Standards Codification (“ASC”) 250-10 relating to SEC Staff Accounting Bulletin (“SAB”) Topic 1.M, Assessing Materiality. The Company also evaluated the impact of correcting the errors through an adjustment to its financial statements and concluded, based on the guidance within ASC 250-10 relating to SAB Topic 1.N, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements, to revise its previously issued financial statements to reflect the impact of the correction of these errors when it files subsequent reports on Form 10-Q and Form 10-K. Accordingly, the Company has revised its consolidated financial statements for the quarter ended February 12, 2014 and prior quarters, to correct these errors. Revisions to periods not presented will be reflected accordingly as they are included in future filings. The prior period error corrections did not change the net cash flows provided by or used in operating, investing or financing activities previously reported. The cumulative effect on retained earnings as of August 28, 2013, was a reduction of $386,000, as reflected in the Consolidated Statement of Shareholders’ Equity as of February 12, 2014.

Consolidated Balance Sheet.

The following table presents the impact of the accounting errors on the Company’s previously-reported consolidated balance sheet for the year ended August 28, 2013:

	Balance Sheet August 28, 2013 (In thousands)
	As Reported	Reclassifications[1]	Adjustments	Revised
ASSETS
Current Assets:
Cash and cash equivalents	$1,528	$—	$—	$1,528
Trade accounts and other receivables, net	4,083	—	—	4,083
Food and supply inventories	5,026	(74)	—	4,952
Prepaid expenses	3,183	(28)	141	3,296
Assets related to discontinued operations	21	102	—-	123
Deferred income taxes	1,436	—-	199	1,635
Total current assets	15,277	—	340	15,617
Property held for sale	449	—	—	449
Assets related to discontinued operations	4,189	14	—	4,203
Property and equipment, net	190,519	(9)	—	190,510
Intangible assets, net	25,517	—	—	25,517
Goodwill	2,169	—	—	2,169
Deferred income taxes	7,923	—	—	7,923
Other assets	4,262	(5)	—	4,257
Total assets	$250,305	$-	$340	$250,645
LIABILITIES AND SHAREHOLDER EQUITY
Current Liabilities:
Accounts payable	$23,655	$—	$—	$23,655
Liabilities related to discontinued operations	440	58	—	498
Accrued expenses and other liabilities	21,178	(58)	727	21,847
Total current liabilities	45,273	—	727	46,000
Credit facility debt	19,200	—	—	19,200
Liabilities related to discontinued operations	304	78	—	382
Other liabilities	8,010	(78)	(1)	7,931
Total liabilities	72,787	(0)	726	73,513
Commitments and Contingencies
SHAREHOLDERS’ EQUITY
Common Stock	9,217	—	—	9,217
Paid-in capital	26,065	—	—	26,065
Retained earnings	147,011	—	(386)	146,625
Less cost of treasury stock	(4,775)	—	—	(4,775)
Total shareholders' equity	177,518	—	(386)	177,132
Total liabilities and shareholders' equity	$250,305	$—	$340	$250,645

1

The results of operations, assets and liabilities for all units included in the Company's disposal plans discussed in Note 8 have been reclassified to discontinued operations in the statements of operations and balance sheets for all periods presented. Some table rows may not sum due to rounding.

Consolidated Statements of Operations.

The following table presents the impact of the accounting errors on the Company’s previously-reported Consolidated Statements of Operations for the quarter and three quarters ended May 8, 2013:

	Quarter Ended May 8, 2013 (In thousands)
	As Reported	Reclassifications(1)	Adjustments	Revised
Restaurant sales	$91,593	$(1,138)	$—	$90,455
Cost of food	26,227	(361)	—	25,866
Payroll and related costs	30,281	129	(39)	30,371
Other operating expenses	21,567	(5,873)	—	15,694
Occupancy costs	—	4,983	—	4,983
General and administrative expenses	7,236	(2)	11	7,245
Provision for income taxes	1,513	—	(17)	1,496
Income from continuing operations	2,611	74	(33)	2,652

(1)  Certain reclassification of amounts have been made to conform with the current year presentation for comparative purposes. The results of operations, assets and liabilities for all units included in the Company’s disposal plans discussed in Note 8 have been reclassified to discontinued operations in the statements of operations and balance sheets for all periods presented. Occupancy costs have been reclassified from Other operating expenses to a separate line item on the Consolidated Statement of Operations and group insurance, employer 401(k) matching and employee meal costs have been reclassified from Other operating expenses to Payroll and related costs to provide comparability to financial results reported by our peers in the industry.

	Three Quarters Ended May 8, 2013 (In thousands)
	As Reported	Reclassifications(1)	Adjustments	Revised

Restaurant sales	$247,714	$(1,916)	$—	$245,798
Cost of food	70,833	(597)	—	70,236
Payroll and related costs	84,627	658	54	85,339
Other operating expenses	59,002	(16,012)	—	42,990
Occupancy costs	—	13,886	—	13,886
General and administrative expenses	22,227	—	89	22,316
Provision for income taxes	2,078	—	(48)	2,030
Income from continuing operations	3,431	159	(94)	3,496

(1)  Certain reclassification of amounts have been made to conform with the current year presentation for comparative purposes. The results of operations, assets and liabilities for all units included in the Company’s disposal plans discussed in Note 8 have been reclassified to discontinued operations in the statements of operations and balance sheets for all periods presented. Occupancy costs have been reclassified from Other operating expenses to a separate line item on the Consolidated Statements of Operations and group insurance, employer 401(k) matching and employee meal costs have been reclassified from Other operating expenses to Payroll and related costs to provide comparability to financial results reported by our peers in the industry.

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

The license agreement and trade name relates to a perpetual license to use intangible assets including trademarks, service marks and publicity rights related to Cheeseburger in Paradise owned by Jimmy Buffett and affiliated entities. In return, the Company pays a royalty fee of 2.5% of gross sales less discounts at acquired Cheeseburger in Paradise locations to an entity owned or controlled by Jimmy Buffett. The trade name represents a respected brand with positive customer loyalty, and the Company intends to cultivate and protect the use of the trade name.

The Company will amortize the fair value allocated to the license agreement and trade name over an expected accounting life of 15 years based on the expected use of its assets and the restaurant environment in which it is being used. The Company recorded approximately $4 thousand of amortization expense for the quarter ended May 7, 2014, which is classified as depreciation and amortization expense in the accompanying consolidated statement of operations. Because the value of these assets will be amortized using the straight-line method over 15 years, the annual amortization will be $17 thousand in future years.

A portion of the acquired lease portfolio contained favorable leases. Acquired lease terms were compared to current market lease terms to determine if the acquired leases were below or above the current rates tenants would pay for similar leases. The favorable lease assets totaled $2.6 million and are recorded in other assets. There were determined to be no unfavorable leases. The favorable leases are amortized to rent expense on a straight line basis over the lives of the related leases. The Company recorded $30 thousand of amortization expense for the quarter ended May 7, 2014, which is classified as additional rent expense in the accompanying consolidated statement of operations.

The following table shows the prospective amortization of the favorable lease asset:

	Fiscal Year Ended
	August 27, 2014	August 26, 2015	August 31, 2016	August 30, 2017	August 29, 2018
	(In thousands)
Favorable lease asset	$126	$121	$121	$121	$121

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

Company-owned restaurants

Company-owned restaurants consists of several brands which are aggregated into one reportable segment because the nature of the products and services, the production processes, the customers, the methods used to distribute the products and services, the nature of the regulatory environment and store level profit margin are similar. The chief operating decision maker analyzes Company-owned restaurants at store level profit which is revenue less cost of food, payroll and related costs, other operating expenses and occupancy costs. The primary brands are Luby’s Cafeterias, Fuddruckers and Cheeseburger in Paradise, with a couple of non-core restaurant locations under other brand names (i.e., Koo Koo Roo Chicken Bistro and Bob Luby’s Seafood). All company-owned restaurants are casual dining restaurants. Each restaurant is an operating segment because operating results and cash flow can be determined for each restaurant.

The total number of Company-owned restaurants was 179 at May 7, 2014 and 180 at August 28, 2013.

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

The total number of CCS contracts was 26 at May 7, 2014 and 21 at August 28, 2013.

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

All franchisees are required to operate their restaurants in accordance with Fuddruckers’ standards and specifications, including controls over menu items, food quality and preparation. The Company requires the successful completion of its training program by a minimum of three managers for each franchised restaurant. In addition, franchised restaurants are evaluated regularly by the Company for compliance with franchise agreements, including standards and specifications through the use of periodic, unannounced, on-site inspections and standard evaluation reports.

The number of franchised restaurants was 112 at May 7, 2014 and 116 at August 28, 2013.

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

	Quarter Ended		Three Quarters Ended
	May 7, 2014	May 8, 2013	May 7, 2014	May 8, 2013
	(12 weeks)	(12 weeks)	(36 weeks)	(36 weeks)
	(In thousands)
Sales:
Company-owned restaurants(1)	$90,990	$90,598	$255,417	$246,182
Culinary contract services	4,534	4,099	12,783	11,607
Franchising	1,684	1,639	4,744	4,701
Total	97,208	96,336	272,944	262,490
Segment level profit:
Company-owned restaurants	$13,614	$13,684	$32,148	$33,731
Culinary contract services	560	526	1,641	1,225
Franchising	1,684	1,639	4,744	4,701
Total	15,858	15,894	38,533	39,657
Depreciation and amortization:
Company-owned restaurants	$4,217	$3,742	$11,865	$11,464
Culinary contract services	97	102	281	316
Franchising	177	177	531	531
Corporate	197	176	831	315
Total	4,688	4,197	13,508	12,626
Capital expenditures:
Company-owned restaurants	$11,780	$5,505	$30,277	$16,727
Culinary contract services	43	2	43	42
Franchising	—	—	—	—
Corporate	220	129	804	302
Total	$12,043	$5,636	$31,124	$17,071

Segment level profit	$15,858	$15,849	$38,533	$39,657
Opening costs	(334)	(39)	(1,365)	(506)
Depreciation and amortization	(4,688)	(4,197)	(13,508)	(12,626)
General and administrative expenses	(8,342)	(7,245)	(24,526)	(22,316)
Provision for asset impairments, net	—	(113)	(1,539)	(203)
Net gain (loss) on disposition of property and equipment	1,023	(142)	956	1,421
Interest income	1	2	4	6
Interest expense	(410)	(228)	(955)	(618)
Other income, net	250	261	805	711
Income (loss) before income taxes and discontinued operations	$3,358	$4,148	$1,595	$5,526

(1)

Includes vending revenue of $131 thousand and $143 thousand for the quarters ended May 7, 2014 and May 8, 2013, respectively, and $358 thousand and $384 thousand for the three quarters ended May 7, 2014 and May 8, 2013, respectively.

	May 7, 2014	August 28, 2013
Total assets:
Company-owned restaurants	$221,166	$201,604
Culinary contract services	3,569	3,547
Franchising	13,929	14,674
Corporate	27,665	30,820
Total	$266,329	$250,645

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

Non-recurring fair value measurements related to impaired property and equipment consisted of the following:

		Fair Value Measurement Using
	Three Quarters Ended May 7, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Impairments
		(In thousands)
Continuing Operations
Property and equipment related to company- owned restaurant assets	$5,037	$—	$—	$3,498	$(1,539)
Discontinued Operations
Property and equipment related to corporate assets	$2,329	$—	$—	$1,567	$(762)

		Fair Value Measurement Using
	Three Quarters Ended May 8, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Impairments
		(In thousands)
Continuing Operations
Property and equipment related to company-owned restaurant assets	$65	$—	$—	$65	$(203)
Discontinued Operations
Property and equipment related to corporate assets	$2,689	$—	$—	$2,689	$(533)

Note 6. Income Taxes

No cash payments of estimated federal income taxes were made during the quarter ended May 7, 2014.

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

Note 7. Property and Equipment, Intangible Assets and Goodwill

The costs, net of impairment, and accumulated depreciation of property and equipment at May 7, 2014 and August 28, 2013, together with the related estimated useful lives used in computing depreciation and amortization, were as follows:

	May 7, 2014	August 28, 2013	Estimated Useful Lives (years)
	(In thousands)
Land	$67,112	$62,191	—
Restaurant equipment and furnishings	127,070	116,655	1 to 15
Buildings	177,930	172,342	20 to 33
Leasehold and leasehold improvements	39,972	39,108	Lesser of lease term or estimated useful life
Office furniture and equipment	8,155	7,466	3 to 10
Construction in progress	10,410	7,814
	430,649	405,576
Less accumulated depreciation and amortization	(224,635)	(215,066)
Property and equipment, net	$206,014	$190,510
Intangible assets, net	$24,467	$25,517	15 to 21
Goodwill	$1,755	$2,169

Intangible assets, net consist of the Fuddruckers trade name and franchise agreements and will be amortized. The Company believes the Fuddruckers trade name has an expected accounting life of 21 years from the date of acquisition based on the expected use of its assets and the restaurant environment in which it is being used. The trade name represents a respected brand with customer loyalty and the Company intends to cultivate and protect the use of the trade name. The franchise agreements, after considering renewal periods, have an estimated accounting life of 21 years from the date of acquisition and will be amortized over this period of time. The Company recorded $5.4 million of accumulated amortization as of May 7, 2014 and $4.5 million of accumulated amortization as of August 28, 2013.

Intangible assets, net also includes the license agreement and trade name related to Cheeseburger in Paradise and the value of the acquired licenses and permits allowing the sale of beverages with alcohol. These assets have an expected accounting life of 15 years from the date of acquisition December 6, 2012. The Company recorded accumulated amortization of $30 thousand as of May 7, 2014 and approximately $12 thousand of accumulated amortization as of August 28, 2013.

The Company recorded an intangible asset for goodwill in the amount of $0.2 million related to the acquisition of substantially all of the assets of Fuddruckers. The Company also recorded an intangible asset for goodwill in the amount of $2.0 million related to the acquisition of the membership units of Paradise Restaurant Group, LLC. Goodwill is considered to have an indefinite useful life and is not amortized. Goodwill was $1.8 million as of May 7, 2014 and $2.2 million as of August 28, 2013 and relates to our Company-owned restaurants reportable segment.

Generally accepted accounting principles in the United States require the Company to perform a goodwill impairment test annually and more frequently when negative conditions or a triggering event arise. In September 2011, the Financial Accounting Standards Board (“FASB”) issued amended guidance that simplified how entities test goodwill for impairment. After an assessment of certain qualitative factors, if it is determined to be more likely than not that the fair value of a reporting unit is less than its carrying amount, entities must perform the quantitative analysis of the goodwill impairment test. Otherwise, the quantitative test(s) become optional. For the annual analysis in fiscal 2014, the Company elected to bypass the qualitative assessment and proceeded directly to performing the first step of the goodwill impairment test. In future periods, the Company may determine that facts and circumstances indicate use of the qualitative assessment may be the most reasonable approach; however, management has determined that goodwill resulting from the Cheeseburger in Paradise acquisition will be evaluated using the quantitative approach for fiscal 2014. Management will be performing its formal annual assessment as of the second quarter each fiscal year, and will formally perform additional assessments on an interim basis if an event occurs or circumstances exist that indicate that it is more likely than not that a goodwill impairment exists. The company considers each of its restaurants to be a reporting unit. Management has therefore performed valuations using a discounted cash flow analysis for each of its restaurants to determine the fair value of each reporting unit for comparison with the reporting unit’s carrying value.

Management determined that $0.4 million in impairment losses related to goodwill, which was recognized in full in the second quarter ended February 12, 2014.

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

The Company recognized the following impairment charges to income from operations:

	Three Quarters Ended
	May 7, 2014	May8, 2013
	(36 weeks)	(36 weeks)
	(In thousands, except per share data)
Provision for asset impairments	$1,539	$203
Net (gain) loss on disposition of property and equipment	(956)	(1,421)
	$583	$(1,218)
Effect on EPS:
Basic	$(0.02)	$0.04
Assuming dilution	$(0.02)	$0.04

The impairment charge for the three quarters ended May 7, 2014 is related to assets at one Fuddruckers location and assets and allocated goodwill at seven Cheeseburger in Paradise locations.

The impairment charge for the three quarters ended May 8, 2013 is related to an operating Fuddruckers restaurant at a leased location and an operating Koo Koo Roo restaurant at a leased location.

The net gain for the three quarters ended May 7, 2014 includes the gain on disposal of assets at a Koo Koo Roo leased location and proceeds from the eminent domain disposition of part of a parking lot at a Luby’s Cafeteria location net of asset retirements.

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

On March 21, 2014, the Company adopted a disposal plan for selected under-performing recently acquired leaseholds operating as Cheeseburger in Paradise restaurants. See Note 3 regarding the purchase of Cheeseburger in Paradise. As of May 7, 2014, three Cheeseburger in Paradise locations have been reclassified to discontinued operations in the statements of operations and balance sheet accordingly.

The following table sets forth the assets and liabilities for all discontinued operations:

	May 7, 2014	August 28, 2013
	(in thousands)
Cash	$—	$—
Food and supply inventories	—	74
Prepaid expenses	18	49
Assets related to discontinued operations—current	$18	$123
Property held for sale	$3,424	$3,905
Property and equipment, net
Deferred income taxes	290	290
Other assets	—	8
Assets related to discontinued operations—non-current	$3,714	$4,203
Deferred income taxes	$246	$246
Accrued expenses and other liabilities	272	252
Liabilities related to discontinued operations—current	$518	$498
Other liabilities	$478	$382
Liabilities related to discontinued operations—non-current	$478	$382

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

During the third quarter of fiscal 2014, one property was sold at no gain or loss. Also during the third quarter of fiscal 2014, one Cheeseburger in Paradise restaurant at an inline leased location was closed and reclassified as part of discontinued operations.

As of May 7, 2014, the Company had 7 restaurant properties classified as discontinued operations. The carrying value of 3 owned properties was $3.4 million at May 7, 2014. The carrying value of the one ground lease and three in-line leases were previously impaired to zero.

The Company is actively marketing all of these properties for lease or sale and the Company’s results of discontinued operations will be affected by the disposal of properties related to discontinued operations to the extent proceeds from the sales exceed or are less than net book value.

The following table sets forth the sales and pretax income (losses) reported from discontinued operations:

	Three Quarters Ended
	May 7, 2014	May 8, 2013
	(36 weeks)	(36 weeks)
	(In thousands, except discontinued locations)
Sales	$1,571	$1,915
Pretax income (loss)	(1,775)	(1,119)
Income tax benefit (expense) from discontinued operations	517	354
Loss from discontinued operations	(1,258)	(765)
Discontinued locations closed during the period	3	—

The following table summarizes discontinued operations for the three quarters ended fiscal 2014 and fiscal 2013:

	Three Quarters Ended
	May 7, 2014	May 8, 2013
	(36 weeks)	(36 weeks)
	(In thousands, except per share data)
Impairments	$(762)	$(533)
Gains (losses)	(6)	—
Net gains (losses)	$(768)	(533)
Other	(490)	(232)
Loss from discontinued operations	$(1,258)	$(765)
Effect on EPS from discontinued operations—basic	$(0.04)	$(0.02)

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

During the third quarter of fiscal 2014, one restaurant property that was leased to a Fuddruckers franchise was put up for sale after the franchisee ceased operations at the location.

At May 7, 2014, the Company had one owned property recorded at approximately $1.0 million in property held for sale.

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

Construction Activity

From time to time, the Company enters into non-cancelable contracts for the construction of its new restaurants. This construction activity exposes the Company to the risks inherent in new construction, including but not limited to rising material prices, labor shortages, delays in getting required permits and inspections, adverse weather conditions, and injuries sustained by workers and contract termination expenses. The Company had no non-cancelable contracts as of May 7, 2014.

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

Under the terms of the Amended and Restated Master Sales Agreement, the Pappas entities may provide specialized (customized) equipment fabrication and basic equipment maintenance, including stainless steel stoves, shelving, rolling carts, and chef tables. The total costs under the Amended and Restated Master Sales Agreement of custom-fabricated and refurbished equipment in the three quarters ended May 7, 2014 and May 8, 2013 were $4 thousand and zero, respectively. Services provided under this agreement are subject to review and approval by the Finance and Audit Committee of the Board of Directors of the Company (the “Board”).

Operating Leases

In the third quarter fiscal 2014, a company owned by Messrs. Pappas purchased the land underlying an existing leased Fuddruckers restaurant in Houston, Texas from its owner. Messrs. Pappas each own a 50% interest in the company, which also owns the adjacent property. There were no changes to the existing lease.

On November 22, 2006, the Company executed a new lease agreement in connection with the replacement and relocation of the existing restaurant with a new prototype restaurant in the retail strip center described above. The new restaurant opened in July 2008 and the new lease agreement provided for a primary term of approximately twelve years with two subsequent five-year options. The new lease also gives the landlord an option to buy out the agreement on or after the calendar year 2015 by paying the unamortized cost of the Company’s improvements. The Company is currently obligated to pay rent of $21.79 per square foot plus maintenance, taxes, and insurance during the primary term of the lease which expires December 31, 2019. Thereafter, the lease provides for increases in rent at set intervals. The new lease agreement was approved by both the Finance and Audit Committee of the Board and the full Board. The Company made payments of $232,000 and $250,000 in the three quarters ended May 7, 2014 and May 8, 2013, respectively.

On November 14, 2012, the Company executed an additional lease agreement in connection with a proposed future restaurant concept in the retail strip center described above. This lease agreement provided for a primary term of approximately eight years with no renewal options. This lease agreement was approved by the Finance and Audit Committee of the Board. The Company made payments of $8,300 and $22,000 in the three quarters ended May 7, 2014 and May 8, 2013, respectively. The Company terminated the lease on October 31, 2013.

In the third quarter of fiscal year 2014, a company owned by Messrs. Pappas purchased from the landlord, the land underlying an existing leased Fuddruckers restaurant in Houston, Texas. Messrs. Pappas each own 50% interest in the company that purchased the land. There were no changes to the existing lease. The company is currently obligated to pay $27.56 per square foot, plus maintenance fees, taxes and insurance, during the present term of the lease expires May 31, 2020 with two five year options remaining.

	Three Quarters Ended
	May 7, 2014	May 8, 2013
	(36 weeks)	(36 weeks)
	(In thousands, except percentages)
AFFILIATED COSTS INCURRED:
General and administrative expenses – professional and other costs	$—	$38
Capital expenditures – custom-fabricated and refurbished equipment and furnishings	4	—
Other operating expenses and opening costs, including property leases	249	327
Total	$253	$365
RELATIVE TOTAL COMPANY COSTS:
General and administrative expenses	$24,526	$22,316
Capital expenditures	31,124	17,071
Other operating expenses, occupancy costs and opening costs	62,960	57,382
Total	$118,340	$96,769
AFFILIATED COSTS INCURRED AS A PERCENTAGE OF RELATIVE TOTAL COMPANY COSTS	0.21%	0.38%

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

Christopher J. Pappas is a member of the Board of Directors of Amegy Bank which is a lender and syndication agent under the Company’s 2013 Revolving Credit Facility. In January 2014, Christopher J. Pappas was also appointed to the Amegy Bank Legal Board.

Key Management Personnel

On January 24, 2014, the Company entered into a new employment agreement (the “Employment Agreement”) with Christopher J. Pappas, the Company’s President and Chief Executive Officer. The Employment Agreement was unanimously approved by the Executive Compensation Committee (the “Committee”) of the Board as well as by the full Board.

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

Of the 1.1 million shares approved for issuance under the Nonemployee Director Stock Plan, 0.7 million options, restricted stock units and restricted stock awards were granted, and 0.1 million options were cancelled or expired and added back into the plan. Approximately 0.5 million shares remain available for future issuance as of May 7, 2014. Compensation cost for share-based payment arrangements under the Nonemployee Director Stock Plan, recognized in general and administrative expenses for the three quarters ended May 7, 2014 and May 8, 2013 were approximately $0.4 million and $0.2 million, respectively.

Of the 2.6 million shares approved for issuance under the Employee Stock Plan, 4.6 million options and restricted stock units were granted, and 3.0 million options and restricted stock units were cancelled or expired and added back into the plan. Approximately 1.0 million shares remain available for future issuance as of May 7, 2014. Compensation cost for share-based payment arrangements under the Employee Stock Plan, recognized in general and administrative expenses for the three quarters ended May 7, 2014 and May 8, 2013, were approximately $0.5 million and $0.5 million, respectively.

Stock Options

Stock options granted under either the Employee Stock Plan or the Nonemployee Director Stock Plan have exercise prices equal to the market price of the Company’s common stock at the date of the grant.

Option awards under the Nonemployee Director Stock Plan generally vest 100% on the first anniversary of the grant date and expire ten years from the grant date. No options were granted under the Nonemployee Director Stock Plan in the three quarters ended May 7, 2014. However, options to purchase 14,000 shares at option prices at $6.45 per share remain outstanding as of May 7, 2014.

Options granted under the Employee Stock Plan generally vest 25% on the anniversary date of each grant and expire six years from the date of the grant. However, options granted to executive officers under the Employee Stock Plan vest 50% on the first anniversary date of the grant date, 25% on the second anniversary of the grant date and the remaining 25% vest on the third anniversary of the grant date and expire ten years from the grant date. No options were granted under the Employee Stock Plan in the three quarters ended May 7, 2014. Options to purchase 811,443 shares at option prices of $3.44 to $11.10 per share remain outstanding as of May 7, 2014.

A summary of the Company’s stock option activity for the quarter ended May 7, 2014 is presented in the following table:

	Shares Under Fixed Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
			(Years)	(In thousands)
Outstanding at August 28, 2013	882,768	$5.23	4.7	$2,042
Granted	—	—	—	—
Exercised	(7,000)	4.58	—	—
Forfeited/Expired	(50,325)	—	—	—
Outstanding at May 7, 2014	825,443	$4.93	4.3	$446
Exercisable at May 7, 2014	687,982	$4.81	4.0	$428

The intrinsic value for stock options is defined as the difference between the current market value, or closing price on May 7, 2014, and the grant price on the measurement dates in the table above.

Restricted Stock Units

Grants of restricted stock units consist of the Company’s common stock and generally vest after three years. All restricted stock units are cliff-vested. Restricted stock units are valued at the closing market price of the Company’s common stock at the date of grant.

A summary of the Company’s restricted stock unit activity during the three quarters ended May 7, 2014 is presented in the following table:

	Restricted Stock Units	Weighted Average Fair Value	Weighted- Average Remaining Contractual Term
		(Per share)	(In years)
Unvested at August 28, 2013	424,236	$5.74	2.1
Granted	63,238	7.09	—
Vested	(80,233)	5.39	—
Forfeited	(4,702)	5.79	—
Unvested at May 7, 2014	402,539	$6.02	1.9

At May 7, 2014, there was approximately $1.3 million of total unrecognized compensation cost related to unvested restricted stock units that is expected to be recognized over a weighted-average period of 1.9 years.

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

Note 12. Earnings Per Share

Basic net income per share is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding and unvested restricted stock for the reporting period. Diluted net income per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. For the calculation of diluted net income per share, the basic weighted average number of shares is increased by the dilutive effect of stock options determined using the treasury stock method. Stock options excluded from the computation of net income per share for the three quarters ended May 7, 2014 include approximately 509,589 shares with exercise prices exceeding market prices and approximately 315,854 shares whose inclusion would also be anti-dilutive.

The components of basic and diluted net income per share are as follows:

	Quarter Ended		Three Quarters Ended
	May 7, 2014	May 8, 2013	May 7, 2014	May 8, 2013
	(12 weeks)	(12 weeks)	(36 weeks)	(36 weeks)
	(In thousands except per share data)
Numerator:
Income (loss) from continuing operations	$1,737	$2,652	$(742)	$3,496
Loss from discontinued operations	(8)	(191)	(1,258)	(765)
Net income	$1,729	$2,461	$(2,000)	$2,731
Denominator:
Denominator for basic earnings per share – weighted-average shares	28,791	28,698	28,777	28,566
Effect of potentially dilutive securities:
Employee and non-employee stock options	685	254	—	220
Denominator for earnings per share assuming dilution	29,476	28,952	28,777	28,786
Income (loss) per share from continuing operations:
Basic	$0.06	$0.09	$(0.03)	$0.12
Assuming dilution	$0.06	$0.09	$(0.03)	$0.12
Loss per share from discontinued operations:
Basic	$—	$—	$(0.04)	$(0.02)
Assuming dilution	$—	$(0.01)	$(0.04)	$(0.03)
Net income (loss) per share:
Basic	$0.06	$0.09	$(0.07)	$0.10
Assuming dilution	$0.06	$0.08	$(0.07)	$0.09

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s discussion and analysis of financial condition and results of operations should be read in conjunction with the unaudited consolidated financial statements and footnotes for the period ended May 7, 2014 included in Item 1 of Part I of this Quarterly Report on Form 10-Q, and the audited consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended August 28, 2013.

The following presents an analysis of the results and financial condition of our continuing operations. Except where indicated otherwise, the results of discontinued operations are excluded from this discussion.

Overview

Luby’s, Inc. is a multi-branded company operating in the restaurant industry and the contract food services industry. Our primary brands include Luby’s Cafeteria, Fuddruckers, Cheeseburger in Paradise and Luby’s Culinary Contract Services. Also included in our brands are Luby’s, Etc., Bob Luby’s Seafood and Koo Koo Roo Chicken Bistro. We purchased substantially all of the assets of Fuddruckers, Inc., Magic Brands, LLC and certain of their affiliates (collectively known as, “Fuddruckers”) in July 2010. We purchased all of the Membership Units of Paradise Restaurant Group, LLC and certain of their affiliates (collectively known as, “Cheeseburger in Paradise”) effective December 6, 2012.

As of May 7, 2014, we owned and operated 179 restaurants, of which 94 are traditional cafeterias, 68 are gourmet hamburger restaurants, 15 are casual dining restaurants and bars, one is an upscale fast serve chicken restaurant, and one primarily serves seafood. These establishments are located in close proximity to retail centers, business developments and residential areas mostly throughout the United States.

Also as of May 7, 2014, we operated 26 Culinary Contract Services facilities. These facilities service healthcare, higher education and corporate dining clients in Texas and Louisiana. The healthcare accounts are full service and typically include in-room delivery, catering, vending, coffee service and retail dining. Culinary Contract Services has contracts with long-term acute care hospitals, business and industry clients and higher education institutions.

Also as of May 7, 2014, we are a franchisor for a network of 112 franchised Fuddruckers restaurants. The owners of these franchise units pay royalty revenue to us as a franchisor.

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

Same-Store Sales

The restaurant business is highly competitive with respect to food quality, concept, location, price, and service, all of which may have an effect on same-store sales. Our same-store sales calculation measures the relative performance of a certain group of restaurants. A restaurant’s sales results are included in the same-store sales calculation in the quarter after a store has been open for 18 consecutive accounting periods. Our Fuddruckers units were included in this measurement beginning with the fiscal quarter ended May 9, 2012. Stores that close on a permanent basis are removed from the group in the fiscal quarter when operations cease at the restaurant, but remain in the same-store group for previously reported fiscal quarters. Although management believes this approach leads to more effective year-over-year comparisons, neither the time frame nor the exact practice may be similar to those used by other restaurant companies.

RESULTS OF OPERATIONS

For the Third Quarter and Year-to-Date Fiscal 2014 versus the Third Quarter and Year-to-Date Fiscal 2013

Sales

Total sales increased approximately $0.9 million, or 0.9%, in the quarter ended May 7, 2014 compared to the quarter ended May 8, 2013, consisting primarily of a $0.4 million increase in restaurant sales and a $0.4 million increase in Culinary Contract Sales. The other components of total sales are franchise revenue and vending income.

Total sales increased approximately $10.5 million, or 4.0%, in the three quarters ended May 7, 2014 compared to the three quarters ended May 8, 2013, consisting primarily of a $9.3 million increase in restaurant sales and a $1.2 million increase in Culinary Contract Sales. The other components of total sales are franchise revenue and vending income.

The Company operates with three reportable operating segments: Company-owned restaurants, franchise operations, and Culinary Contract Services.

Company-Owned Restaurants

Restaurant Sales

Restaurant sales increased $0.4 million in the quarter ended May 7, 2014, compared to the quarter ended May 8, 2013. The increase in restaurant sales included a $1.3 million increase in sales at Luby’s Cafeteria-branded restaurants, a $0.6 million decrease in sales from Fuddruckers-branded restaurants, a $1.7 million increase in sales at locations where we have introduced a Luby’s Cafeteria and Fuddruckers side-by-side configuration, which we refer to as a combo location and a $2.0 million decrease in sales at Cheeseburger in Paradise restaurants. The increase in sales at our combo locations is related to the addition of our second and third configuration as well as a 2.2% increase in sales at our first such location. On a same-store basis, our Luby’s Cafeteria-branded restaurants increased 2.0% year-over-year and our Fuddruckers-branded restaurants decreased 3.9%; total same-store sales increased 0.3%.

The increase in restaurant sales and same-store sales at our Luby’s Cafeteria-branded restaurants was due to a 2.0% increase in guest traffic with no significant change in the average spend per guest; approximately 35% of our sales increase resulted from a single cafeteria where we relocated from a mall location into a new building that we constructed on a pad site in front of the mall. In addition, the contribution from one new Luby’s Cafeteria opened earlier in the fiscal year was partially offset by absence of sales from two Luby’s Cafeteria locations that closed. The decline in sales at our Fuddruckers restaurants resulted from a 3.6% decline in guest traffic and a modest 0.3% decrease in the per person average spend partially offset by the contribution in sales from three new Fuddruckers restaurant openings, net of two Fuddruckers restaurant closings.

Restaurant sales increased $9.3 million in the three quarters ended May 7, 2014, compared to the three quarters ended May 8, 2013. The increase in restaurant sales included, a $6.0 million higher sales contribution from our Cheeseburger in Paradise restaurants, a $3.9 million increase in sales at Luby’s Cafeteria-branded restaurants and a $2.1 million decrease in sales from Fuddruckers-branded restaurant, a $1.5 million increase in sales at combo locations.

The $3.9 million increase in sales at our Luby’s Cafeteria-branded restaurants was due primarily to a 1.9% increase in same store sales for the three quarters ended May 7, 2014 compared to the three quarters ended May 8, 2013. The $2.1 million decrease in restaurant sales at our Fuddruckers-branded restaurants was due primarily to a 3.0% decrease in same store sales for the three quarters ended May 7, 2014 compared to the three quarters ended May 8, 2013, and the absence of sales from two Fuddruckers locations that closed, net of the partial year contribution to sales from three Fuddruckers locations that opened. The $1.5 million increase in sales at our combo locations is primarily due to the contribution from two new combo location openings in the three quarters ended May 7, 2014. The $6.0 million higher sales contribution from our Cheeseburger in Paradise restaurants reflects operating this brand for the full 36 weeks in the three quarters ended May 7, 2014 compared to operating for only 22 weeks in the three quarters ended May 8, 2013, offset by the closure of eight stores in the three quarters ended May 7, 2014. Of these eight stores, two have re-opened as a Fuddruckers restaurant, three are in the process of being converted into Fuddruckers, and three are slated for disposal.

Cost of Food

Food costs increased approximately $0.1 million, or 0.6%, in the quarter ended May 7, 2014, compared to the quarter ended May 8, 2013 due primarily to an overall increase in guest traffic at our Luby’s Cafeteria-branded restaurants and new restaurant openings, offset by traffic declines at our Fuddruckers-branded restaurants. Food commodity prices for our basket of food commodity purchases were higher by approximately 4% at our Luby’s Cafeteria-branded restaurants and 3% at our Fuddruckers-branded restaurants. As a percentage of restaurant sales, food cost was 28.6% in the quarter ended May 7, 2014 and in the quarter ended May 8, 2013. Removing the impact of Cheeseburger in Paradise, food costs as a percent of sales were 28.4% in the quarter ended May 7, 2014 and in the quarter ended May 8, 2013.

Food costs increased approximately $3.1 million, or 4.4%, in the three quarters ended May 7, 2014, compared to the three quarters ended May 8, 2013, due primarily to the addition of the Cheeseburger in Paradise-branded stores and increased guest traffic at our Luby’s Cafeteria-branded restaurants and new restaurant openings. Removing the impact of Cheeseburger in Paradise, food costs increased $1.1 million, or 1.6% for the three quarters ended May 7, 2014, compared to the three quarters ended May 8, 2013.  For the three quarters ended May 7, 2014, food commodity prices for our basket of food commodity purchases were higher due to an approximate 2% increase for our Luby’s Cafeteria-branded restaurants and a 3% increase for our Fuddruckers-branded restaurants. As a percentage of restaurant sales, food cost increased 0.2% to 28.8% in the three quarters ended May 7, 2014, compared to 28.6% in the three quarters ended May 8, 2013. Removing the impact of Cheeseburger in Paradise, food costs as a percentage of sales were 28.4% in the three quarters ended May 7, 2014 and in the three quarters ended May 8, 2013.

Payroll and Related Costs

Payroll and related costs decreased approximately $0.1 million in the quarter ended May 7, 2014 compared to the quarter ended May 8, 2013, due to (1) improved hourly labor deployment with continued progress on matching labor schedules with anticipated daily guest traffic; and (2) an approximate $0.4 million reduction in workers compensation insurance and state payroll tax estimates; partially offset by (3) increases in restaurant management costs as a result of new restaurant openings, including management training costs; and (4) higher variable compensation at our Luby’s cafeteria restaurants. As a percentage of restaurant sales, payroll and related costs decreased 0.3%, to 33.3% in the quarter ended May 7, 2014, compared to 33.6% in the quarter ended May 8, 2013 due to the ability to leverage these costs on higher overall sales volumes and lower workers compensation expense and payroll tax expense. Excluding Cheeseburger in Paradise, payroll and related costs, as a percentage of sales, were 33.0% in the quarter ended May 7, 2014 compared to 33.2% in the quarter ended May 8, 2013.

Payroll and related costs increased approximately $3.0 million in the three quarters ended May 7, 2014, compared to the three quarters ended May 8, 2013, primarily due to the addition of new restaurants at our Luby’s Cafeteria and Fuddruckers brands, as well as operating Cheeseburger in Paradise locations for 36 weeks in fiscal 2014 compared to operating these locations for only 22 weeks in fiscal 2013, partially offset by a reduction in workers compensation expense of approximately $0.2 million. As a percentage of restaurant sales, payroll and related costs were 34.6% in the three quarters ended May 7, 2014 compared to 34.7% in the three quarters ended May 8, 2013. Excluding the impact of Cheeseburger in Paradise, payroll and related costs, as a percent of restaurant sales, was 33.9% in the three quarters ended May 7, 2014 compared to 34.5% in the three quarters ended May 8, 2013.

Other Operating Expenses

Other operating expenses primarily include restaurant-related expenses for utilities, repairs and maintenance, advertising, insurance, services and supplies. Other operating expenses increased by approximately $0.5 million, or 2.9%, in the quarter ended May 7, 2014 compared to the quarter ended May 8, 2013, primarily due to (1) an approximate $0.5 million increase in utilities expense due in part to a colder than normal winter and higher gas and electricity utility rates; (2) an approximate $0.1 million increase in property insurance expense; (3) an approximate $0.2 million increase in marketing and advertising expense; (4) an approximate $0.2 million increase in restaurant supplies and services expense; partially offset by (5) an approximate $0.5 million reduction in repairs and maintenance expense. As a percentage of restaurant sales, other operating expenses increased 0.4%, to 17.8%, in the quarter ended May 7, 2014 compared to 17.4% in the quarter ended May 8, 2013, due to (1) the cost increases enumerated above and (2) the typically higher operating costs for the four to eight weeks after opening a new restaurant. Excluding the impact of Cheeseburger in Paradise, other operating expenses costs as a percentage of sales were 17.3% in the quarter ended May 7, 2014 compared to 16.9% in the quarter ended May 8, 2013.

Other operating expenses increased by approximately $4.0 million, or 9.4%, in the three quarters ended May 7, 2014 compared to the three quarters ended May 8, 2013, primarily due to (1) operating Cheeseburger in Paradise locations for 36 weeks in fiscal 2014 compared to operating these locations for only 22 weeks in fiscal 2013; (2) increases in utilities, marketing and advertising, and restaurant supplies, services, and insurance at our Luby’s Cafeteria and Fuddruckers brands with the opening of one new Luby’s Cafeteria, two new Fuddruckers restaurants, an additional two new Fuddruckers restaurants that were converted from Cheeseburger in Paradise locations, and two combo locations; partially offset by (3) an approximate $0.6 million reduction in repairs and maintenance. As a percentage of restaurant sales, other operating expenses increased 0.9%, to 18.4%, in the three quarters ended May 7, 2014 compared to 17.5% in the three quarters ended May 8, 2013, due to (1) the cost increases enumerated above and (2) the typically higher operating costs for the four to eight weeks after opening a new restaurant. Excluding the impact of Cheeseburger in Paradise, other operating expenses costs as a percentage of sales were 17.8 % in the three quarters ended May 7, 2014 compared to 17.2% in the three quarters ended May 8, 2013.

Occupancy Costs

Occupancy costs include property lease expense, property taxes, common area maintenance charges and permits and licenses. Occupancy costs were $4.9 million in the quarter ended May 7, 2014 compared to $5.0 million in the quarter ended May 8, 2013. Occupancy costs increased $0.7 million to $14.6 million in the three quarters ended May 7, 2014 compared to the three quarters ended May 8, 2013.

Franchise Operations

We only offer franchises for the Fuddruckers brand. Franchises are sold in markets where expansion is deemed advantageous to the development of the Fuddruckers concept and system of restaurants. Franchise revenue includes royalties paid to us as the franchisor for the Fuddruckers brand and franchise fees paid to us when franchise development agreements are executed and when franchise units are opened for business or transferred to new owners. Franchise revenue increased $44 thousand in the quarter ended May 7, 2014 compared to the quarter ended May 8, 2013. The $44 thousand increase in franchise revenue includes a $37 thousand increase in franchise fees and a $7 thousand increase in franchise royalties.

Franchise revenue increased $43 thousand for the three quarters ended May 7, 2014 compared to the three quarters ended May 8, 2013. The $43 thousand increase in franchise revenue includes a $67 thousand increase in franchise fees offset by a $24 thousand decrease in franchise royalties.

At the quarter ended May 7, 2014, there were 112 Fuddruckers franchise units in the system. Over the prior one year period ended May 7, 2014 our franchisees have opened 4 units. Two of these four locations are located in the United States in North Dakota and California and two of these locations are international locations in the Dominican Republic and Italy. Over the prior one year period ended May 7, 2014 there were also 7 franchise units that closed. Of the 7 franchise units that closed, we acquired 2 units as the franchisor for the Fuddruckers brand. We plan to open these two acquired restaurant locations and operate them under our Fuddruckers brand before the end of fiscal 2014.

Culinary Contract Services

Culinary Contract Services is a business line servicing healthcare, higher education, and corporate dining clients. The healthcare accounts are full service and typically include in-room delivery, catering, vending, coffee service and retail dining. This business line operated 26 client locations at the quarter ended May 7, 2014 and 19 at the quarter ended May 8, 2013. In fiscal 2012, we refined our operating model by concentrating on clients able to enter into agreements where all operating costs are reimbursed to us and we generally charge a fixed fee. These agreements typically present lower financial risk to the company.

Culinary Contract Services Revenue

Culinary Contract Services revenue increased $0.4 million, or 10.6% in the quarter ended May 7, 2014 compared to the quarter ended May 8, 2013. The increase in revenue was primarily due to the increase in the number of locations where we operate.

Culinary Contract Services revenue increased $1.2 million, or 10.1% in the three quarters ended May 7, 2014 compared to the three quarters ended May 8, 2013.  The increase in revenue was primarily due to the increase in the number of locations where we operate.

Cost of Culinary Contract Services

Cost of Culinary Contract Services includes the food, payroll and related costs, and other direct operating expenses associated with generating culinary contract sales. Cost of Culinary Contract Services increased approximately $0.4 million, or 11.2%, in the quarter ended May 7, 2014 compared to the quarter ended May 8, 2013, due to a commensurate increase in culinary contract sales volume. Our profit margin in this business segment decreased to 12.4% of Culinary Contract Services revenue in the quarter ended May 7, 2014 from 12.8% in the quarter ended May 8, 2013.

Cost of Culinary Contract Services increased approximately $0.8 million, or 7.3%, in the three quarters ended May 7, 2014 compared to the three quarters ended May 8, 2013, due to a commensurate increase in Culinary Contract Services sales volume. We expanded our profit margin in this business segment to 12.8% of Culinary Contract Services revenue in the three quarters ended May 7, 2014 from 10.6% in the three quarters ended May 8, 2013.

Company-wide Expenses

Opening Costs

Opening costs include labor, supplies, occupancy, and other costs necessary to support the restaurant through its opening period. Opening costs were approximately $0.3 million in the quarter ended May 7, 2014 compared to less than $0.1 million in the quarter ended May 8, 2013. The quarter ended May 7, 2014 and the quarter ended May 8, 2013 included carrying costs of locations to be developed for future restaurant openings. The quarter ended May 7, 2014 also included the labor, supplies, and other costs necessary to support the opening of one Luby’s Cafeteria and one Fuddruckers restaurant.

Opening costs were approximately $1.4 million in the three quarters ended May 7, 2014, compared to approximately $0.5 million in the three quarters ended May 8, 2013.  The three quarters ended May 7, 2014 and the three quarters ended May 8, 2013, included carrying costs of locations to be developed for future restaurant openings. The three quarters ended May 7, 2014, also included the labor, supplies, and other costs necessary to support the opening of six Fuddruckers restaurants and three Luby’s Cafeterias. Two of the Fuddruckers restaurants that opened in the three quarters ended May 7, 2014 previously operated as Cheeseburger in Paradise restaurants. The three quarters ended May 8, 2013 also included the labor, supplies, and other costs necessary to support the opening of five Fuddruckers restaurants.

Depreciation and Amortization

Depreciation and amortization expense increased by approximately $0.5 million, or 11.7%, in the quarter ended May 7, 2014, compared to the quarter ended May 8, 2013, due to capital expenditures for new construction and remodel activity partially offset by certain assets reaching the end of their depreciable lives.

Depreciation and amortization expense increased by approximately $0.9 million, or 7.0% in the three quarters ended May 7, 2014, compared to the three quarters ended May 8, 2013, due to the addition of depreciation related to Cheeseburger in Paradise, and capital expenditures for new construction and remodel activity partially offset by certain assets reaching the end of their depreciable lives.

General and Administrative Expenses

General and administrative expenses include corporate salaries and benefits-related costs, including restaurant area leaders, share-based compensation, professional fees, travel and recruiting expenses and other office expenses. General and administrative expenses increased by approximately $1.1 million, or 15.1%, in the quarter ended May 7, 2014 compared to the quarter ended May 8, 2013. The increase was due primarily to an increase in salary and benefits expense, outside professional services costs, technology infrastructure costs, and corporate travel expenses. As a percentage of total revenue, general and administrative expenses increased to 8.6% in the quarter ended May 7, 2014, compared to 7.5% in the quarter ended May 8, 2013.

General and administrative expenses increased by approximately $2.2 million, or 9.9%, in the three quarters ended May 7, 2014, compared to the three quarters ended May 7, 2013. The increase was due primarily to an increase in outside professional services costs, salary and benefits expense, technology infrastructure costs, corporate travel expenses and penalties related to income and payroll taxes. As a percentage of total revenue, general and administrative expenses increased to 9.0% in the three quarters ended May 7, 2014, compared to 8.5% in the three quarters ended May 8, 2013.

Provision for asset impairments, net

The asset impairment of $0.1 million in the quarter ended May 8, 2013, was related to one operating Fuddruckers at a leased location.

The asset impairment of $1.5 million in the three quarters ended May 7, 2014, reflects the impairment of one owned Fuddruckers location, two leased Fuddruckers locations and six Cheeseburger in Paradise locations including goodwill related to Cheeseburger in Paradise and one favorable lease asset. An impairment charge of $0.2 million in the three quarters ended May 8, 2013, was related to one leased Fuddruckers location and one Koo Koo Roo location where the projected future cash flows were not expected to support the value of the assets at the location.

Net Loss (Gain) on Disposition of Property and Equipment

The gain on disposition of property and equipment was approximately $1.0 million in the quarter ended May 7, 2014 and was related primarily to the disposition of an owned Luby’s Cafeteria restaurant offset by normal asset retirement activity in our restaurant units. The loss on disposition of property and equipment was approximately $0.1 million in the quarter ended May 8, 2013, and related to the retirement of assets at one location that reached the end of its lease and the normal asset retirement activity in our restaurant units.

The gain on dispositions of property and equipment for the three quarters ended May 7, 2014 was approximately $1.0 million and was related primarily to the disposition of an owned Luby’s Cafeteria restaurant offset by normal asset retirement activity. The net gain on dispositions of property and equipment for the three quarters ended May 8, 2013 of approximately $1.4 million related primarily to proceeds from the eminent domain disposition part of a parking lot at a Luby’s Cafeteria location and the gain on disposal at a Koo Koo Roo leased location, offset by normal asset retirement activity.

Interest Income

Interest income was $1 thousand in the quarter ended May 7, 2014, compared to $2 thousand in the quarter ended May 8, 2013.

Interest income was $4 thousand in the three quarters ended May 7, 2014, compared to $6 thousand in the three quarters ended May 8, 2013.

Interest Expense

Interest expense in the quarter ended May 7, 2014 was approximately $0.4 million, compared to approximately $0.2 million in the quarter ended May 8, 2013. The increase was due to higher average debt balances.

Interest expense in the three quarters ended May 7, 2014 was $1.0 million, compared to $0.6 million in the three quarters ended May 8, 2013. The increase was due to higher average debt balances.

Other Income, Net

Other income, net consisted primarily of the following components: net rental property income and expenses relating to property for which we are the landlord and prepaid sales tax discounts earned through our participation in state tax prepayment programs. Other income, net in the quarter ended May 7, 2014 decreased $11 thousand compared to the quarter ended May 8, 2013. The decrease was primarily due to lower sales tax discounts partially offset by higher net rental income on properties that we lease to third parties.

Other income, net in the three quarters ended May 7, 2014 increased approximately $94 thousand compared to the three quarters ended May 8, 2013. The increase was due to higher net rental income on properties that we lease to third parties.

Taxes

For the quarter ended May 7, 2014, the income taxes related to continuing operations resulted in a tax provision of $1.6 million compared to a tax provision of $1.5 million for the quarter ended May 8, 2013.

For the three quarters ended May 7, 2014, the income taxes related to continuing operations resulted in a tax benefit of $0.9 million compared to a tax provision of $2.0 million for the three quarters ended May 8, 2013.

Discontinued Operations

On March 21, 2014, the Company adopted a disposal plan calling for the closure of four or more Cheeseburger in Paradise units by the end of fiscal 2014 and the conversion of up to nine locations to Fuddruckers units. As of May 7, 2014, eight Cheeseburger in Paradise units have closed; two have re-opened as a Fuddruckers restaurant, three are in the process of being converted into Fuddruckers, and three are slated for disposal. These three Cheeseburger in Paradise locations have been reclassified to discontinued operations in the statements of operations and balance sheet accordingly.

The loss from discontinued operations was $8 thousand in the quarter ended May 7, 2014 compared to a loss of $0.2 million in the quarter ended May 8, 2013.  The loss from discontinued operations of $8 thousand in the quarter ended May 7, 2014 included $0.2 million in carrying costs associated with assets related to discontinued operations and a tax benefit of approximately the same. The loss of $0.2 million from discontinued operations in the quarter ended May 8, 2013 included $0.2 million in carrying costs associated with assets related to discontinued operations and a small impairment charge, offset by a $0.1 million income tax benefit related to discontinued operations.

The loss from discontinued operations was $1.3 million in the three quarters ended May 7, 2014 compared to a loss of $0.8 million in the three quarters ended May 8, 2013. The loss of $1.3 million for the three quarters ended May 7, 2014 included $1.0 million loss in carrying costs associated with assets that are classified as discontinued operations assets; and a $0.8 million impairment charge for assets that are classified as discontinued operations assets; offset by $0.5 million income tax benefit. The loss of $0.8 million in the three quarters ended May 8, 2013 included a $0.6 million in carrying costs associated with assets that are classified as discontinued operations assets; and a $0.5 million impairment charge for assets that are classified as discontinued operations assets, offset by a $0.3 million income tax benefit related to discontinued operations.

LIQUIDITY AND CAPITAL RESOURCES

Cash and Cash Equivalents

General. Our primary sources of short-term and long-term liquidity are cash flows from operations and our revolving credit facility. During the three quarters ended May 7, 2014, cash provided by operating activities was $11.8 million and cash provided by financing activities was $16.9 million partially offset by cash used in investing activities of $28.4 million. Cash and cash equivalents increased $0.3 million for the three quarters ended May 7, 2014 compared to an increase of $0.4 million for the three quarters ended May 8, 2013. We plan to continue the level of capital and repair and maintenance expenditures necessary to keep our restaurants attractive and operating efficiently.

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

The following table summarizes our cash flows from operating, investing and financing activities:

	Three Quarters Ended
	May 7, 2014	May 8, 2013
	(36 weeks)	(36 weeks)
	(In thousands)
Total cash provided by (used in):
Operating activities	$11,788	$16,627
Investing activities	(28,388)	(22,978)
Financing activities	16,885	6,749
Net increase in cash and cash equivalents	$285	$398

Operating Activities. Cash flow from operating activities was $11.8 million in the three quarters ended May 7, 2014, a $4.8 million decrease from the three quarters ended May 8, 2013. The $4.8 million decrease in cash is primarily due to a $4.9 million decrease in cash from operations before changes in operating assets for the three quarters ended May 7, 2014.

Cash generated by operating activities before changes in operating assets and liabilities was $11.9 million in the three quarters ended May 7, 2014, a $4.9 million decrease compared to the three quarters ended May 8, 2013. The $4.9 million decrease in cash provided by operating activities before changes in operating assets and liabilities was primarily due to less cash generated by segment level profit of $1.1 million for Company-owned restaurants and $0.4 million for Culinary Contract Services and increase of $0.9 million in cash used for opening costs and $2.2 million in cash used for general and administrative expenses.

Changes in operating assets and liabilities was a $131 thousand use of cash in the three quarters ended May 7, 2014 and a $161 thousand use of cash in the three quarters ended May 8, 2013. The $30 thousand decrease in the use of cash was due to differences in the change in asset and liability balances during the three quarters ended May 7, 2014 and May 8, 2013.  Increases in assets are uses of cash where as decreases in assets are sources of cash. During the three quarters ended May 7, 2014, trade accounts receivable and other receivables decreased $112 thousand compared to a decrease of $820 thousand during the three quarters ended May 8, 2013. Prepaid expenses and other assets which include prepayments for rent, insurance premiums and software maintenance decreased $840 thousand during the three quarters ended May 7, 2014 compared to a decrease of $490 thousand during the three quarters ended May 8, 2013. Food and supply inventories increased $466 thousand and $786 thousand in the three quarters ended May 7, 2014 and May 8, 2013, respectively.

Increases in current liability accounts are a source of cash, while decreases in current liability accounts are a use of cash. During the three quarters ended May 7, 2014, changes in the balances of accounts payable, accrued expenses and other liabilities was a $617 thousand use of cash, compared to a use of cash of $685 thousand during the three quarters ended May 8, 2013.

 Investing Activities. We generally reinvest available cash flows from operations to develop new restaurants, enhance existing restaurants and to support Culinary Contract Services. Cash used by investing activities was $28.4 million in the three quarters ended May 7, 2014 and $23.0 million in the three quarters ended May 8, 2013. Capital expenditures were $31.1 million in the three quarters ended May 7, 2014, a $14.1 million increase compared to the three quarters ended May 8, 2013. Proceeds from the disposal of assets were $2.7 million in the first three quarters of fiscal 2014 and $4.2 million in the first three quarters of fiscal 2013. Investing activities in the three quarters ended May 8, 2013 included the acquisition of Cheeseburger in Paradise for $10.2 million. There have been no acquisitions in fiscal 2014.

Financing Activities. Cash provided by financing activities was $16.9 million in the three quarters ended May 7, 2014, a $10.1 million increase compared to the three quarters ended May 8, 2013. Cash flows from financing activities was primarily the result of borrowings and repayments related to our revolving credit facility. During the three quarters ended May 7, 2014, borrowings exceeded repayments by $16.8 million. During the three quarters ended May 8, 2013, borrowings of the credit facility exceeded repayments by $6.5 million.

Status of Long-Term Investments and Liquidity

At May 7, 2014, we did not hold any long-term investments.

Status of Trade Accounts and Other Receivables, Net

We monitor the aging of our receivables, including Fuddruckers franchising related receivables, and record provisions for uncollectable accounts, as appropriate. Credit terms of accounts receivable associated with our Culinary Contract Services business vary from 30 to 45 days based on contract terms.

Working Capital

Current assets increased $0.2 million in the three quarters ended May 7, 2014 compared to an increase of $1.2 million in the three quarters ended May 8, 2013. In the three quarters ended May 7, 2014, cash increased $0.3 million and food and supply inventories increased $0.5 million; offset by decreases in trade accounts and other receivables of $0.1 million and prepaid expenses of $0.5 million. In the three quarters ended May 8, 2013, cash increased $0.4 million, food and supply inventories increased $1.3 million and prepaid expenses increased $0.1 million while trade accounts and other receivable decreased $0.7 million.

Current liabilities increased $40 thousand in the three quarters ended May 7, 2014 compared to a $2.3 million increase in the three quarters ended May 8, 2013. In the three quarters ended May 7, 2014, accounts payables decreased $49 thousand and accrued expenses and other liabilities increased $89 thousand. In the three quarters ended May 8, 2013 accounts payables increased $1.6 million and accrued expenses and other liabilities increased $0.9 million.

Capital Expenditures

Capital expenditures consist of purchases of real estate for future restaurant sites, culinary contract services investments, new unit construction, purchases of new and replacement restaurant furniture and equipment, and ongoing remodeling programs. Capital expenditures for the three quarters ended May 7, 2014 were approximately $31.1 million and related to new restaurant construction, existing unit remodels, purchase of land for new development, technology infrastructure, recurring maintenance of our existing units, improvement of our culinary contract services business and the development of future restaurant sites. We expect to be able to fund all capital expenditures in fiscal 2014 using proceeds from the sale of assets, cash flows from operations and our available credit. We expect to spend up to approximately $42 million on capital expenditures in fiscal 2014.

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

The aggregate amount of the lenders’ commitments under the 2013 Credit Facility was $70.0 million as of May 7, 2014. The 2013 Credit Facility also provides for the issuance of letters of credit in a maximum aggregate amount of $5.0 million outstanding as of August 14, 2013 and $15.0 million outstanding at any one time with prior written consent of the Administrative Agent and the Issuing Bank. At May 7, 2014, under the 2013 Credit Facility, after applying the Lease Adjusted Leverage Ratio limitation (as defined in the 2013 Credit Agreement), the available borrowing capacity was $57.4 million.

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

The 2013 Credit Facility is secured by a perfected first priority lien on certain of our real property and all of the material personal property owned by us or any of our subsidiaries, other than certain excluded assets (as defined in the 2013 Credit Agreement). At May 7, 2014, the carrying value of the collateral securing the 2013 Credit Facility was $84.7 million.

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

●	maintenance of minimum Net Profit (as defined) of $1.00 (1) for at least one of any two consecutive fiscal quarters, and (2) for any period of four consecutive fiscal quarters,

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

We were in compliance with the covenants contained in the 2013 Credit Agreement, as amended, as of May 7, 2014.

At February 12, 2014, as the result of losses incurred from our recently acquired leaseholds operating as Cheeseburger in Paradise restaurants, we reported our second consecutive quarterly net profit below our required minimum net profit as defined in the credit agreement. As part of the March 21, 2014 amendment we received a waiver of non-compliance related to this minimum consecutive quarterly net profit debt covenant for the second quarter fiscal 2014. Although we expect to meet the requirements of the Net Profit – Two Consecutive Quarters covenant in the future, non-compliance could have had a material adverse affect on our financial condition and would have represented an event of default under the 2013 Credit Agreement.

The 2013 Credit Agreement also includes customary events of default. If a default occurs and is continuing, the lenders’ commitments under the 2013 Credit Facility may be immediately terminated and/or we may be required to repay all amounts outstanding under the 2013 Credit Facility.

As of May 7, 2014, we had $36.0 million in outstanding loans and $1.1 million committed under letters of credit, which were issued as security for the payment of insurance obligations.

The Company has no off-balance sheet arrangements, except for operating leases for our corporate office, facility service warehouse and certain restaurant properties.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The Consolidated Financial Statements included in Item 1 of Part 1 of this Quarterly Report on Form 10-Q (this “Form 10-Q”) were prepared in conformity with U.S. generally accepted accounting principles. Preparation of the financial statements requires us to make judgments, estimates and assumptions that affect the amounts of assets and liabilities in the financial statements and revenues and expenses during the reporting periods. Due to the significant, subjective and complex judgments and estimates used when preparing our consolidated financial statements, management regularly reviews these assumptions and estimates with the Finance and Audit Committee of our Board of Directors. Management believes the following are critical accounting policies used in the preparation of these financial statements.

Income Taxes

The estimated future tax effects of temporary differences between the tax bases of assets and liabilities and amounts reported in the accompanying consolidated balance sheets, as well as operating loss and tax credit carry backs and carry forwards, are recorded. Deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities (temporary differences) and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. We periodically review the recoverability of tax assets recorded on the balance sheet and provide valuation allowances as management deems necessary.

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

The measurement for such an impairment loss is then based on the fair value of the asset as determined by discounted cash flows. We operated 179 restaurants as of May 7, 2014 and periodically experience unanticipated changes in our assumptions and estimates. Those changes could have a significant impact on discounted cash flow models with a corresponding significant impact on the measurement of an impairment loss.

We believe we have 6 locations, with an aggregate net carrying value of assets held for use of $2.0 million, with respect to which it is possible that an impairment charge could be taken over the next 12 months.

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

NEW ACCOUNTING PRONOUNCEMENTS

In February 2013, the FASB issued Accounting Standards Update (“ASU”) No. 2013-04, Liabilities (Topic 405), which provides guidance for the recognition, measurement and disclosure of obligations resulting from joint and several liability arrangements for which the total amount of the obligation within the scope of this guidance is fixed at the reporting date. Examples of obligations within this guidance are debt arrangements, other contractual obligations and settled litigation and judicial rulings. The pronouncement is effective for fiscal years and interim periods within those fiscal years, after December 15, 2013. The adoption of this pronouncement did not have a material impact on the Company’s consolidated financial statements.

In April 2013, the FASB issued ASU No. 2013-007, Liquidation Basis of Accounting (Topic 205), which requires a company to prepare its financial statements using liquidation basis of accounting when liquidation is imminent. The pronouncement is effective for entities that determine liquidation is imminent during annual reporting periods beginning after December 15, 2013. The adoption of this pronouncement did not have a material impact on the Company’s consolidated financial statements.

In July 2013, the FASB issued ASU No. 2013-11, Income Taxes (Topic 740), which provides that an unrecognized tax benefit, or a portion thereof, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carry forward, a similar tax loss or a tax credit carry forward, except to the extent that a net operating loss carry forward, a similar tax loss or a tax credit carry forward is not available at the reporting date to settle any additional income taxes that would result from disallowance or a tax provision or the tax law does not require the entity to use and the entity does not intend to use the deferred tax asset for such purposes, then the unrecognized tax benefit should be presented as a liability. The pronouncement is effective for fiscal years and interim periods within those fiscal years, after December 15, 2013. The adoption of this pronouncement did not have a material impact on the Company’s consolidated financial statements.

In April 2014, the FASB issued ASU No 2014-08. The amendments in ASU 2014-08 change the criteria for reporting discontinued operations while enhancing disclosures in this area. It also addresses sources of confusion and inconsistent application related to financial reporting of discontinued operations guidance in U.S. GAAP. Under the new guidance, only disposals representing a strategic shift in operations should be presented as discontinued operations. Those strategic shifts should have a major effect on the organization’s operations and financial results. Examples include a disposal of a major geographic area, a major line of business, or a major equity method investment. In addition, the new guidance requires expanded disclosures about discontinued operations that will provide financial statement users with more information about the assets, liabilities, income, and expenses of discontinued operations. The pronouncement is effective for fiscal years and interim periods within those fiscal years, after December 31, 2015. We are evaluating the impact on the Company’s consolidated financial statements.

INFLATION

It is generally our policy to maintain stable menu prices without regard to seasonal variations in food costs. Certain increases in costs of food, wages, supplies, transportation and services may require us to increase our menu prices from time to time. To the extent prevailing market conditions allow, we intend to adjust menu prices to maintain profit margins.

FORWARD-LOOKING STATEMENTS

This Form 10-Q contains statements that are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements contained in this Form 10-Q, other than statements of historical facts, are “forward-looking statements” for purposes of these provisions, including any statements regarding:

•	future operating results,

•	future capital expenditures and expected sources of funds for capital expenditures,

•

future debt, including liquidity and the sources and availability of funds related to debt, and expected repayment of debt, as well as our ability to refinance the existing credit facility or enter into a new credit facility on a timely basis,

•	expected sources of funds for working capital requirements,

•	plans for our new prototype restaurants,

•	plans for expansion of our business,

•	scheduled openings of new units,

•	closing existing units,

•	effectiveness of the Plan,

•	future sales of assets and the gains or losses that may be recognized as a result of any such sales, and

•	continued compliance with the terms of our 2013 Credit Facility.

In some cases, investors can identify these statements by forward-looking words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “outlook,” “may” “should,” “will,” and “would” or similar words. Forward-looking statements are based on certain assumptions and analyses made by management in light of their experience and perception of historical trends, current conditions, expected future developments and other factors we believe are relevant. Although management believes that our assumptions are reasonable based on information currently available, those assumptions are subject to significant risks and uncertainties, many of which are outside of our control. The following factors, as well as the factors set forth in Item 1A of our Annual Report on Form 10-K for the fiscal year ended August 28, 2013 and any other cautionary language in this Form 10-Q, provide examples of risks, uncertainties, and events that may cause our financial and operational results to differ materially from the expectations described in our forward-looking statements:

•	general business and economic conditions,

•	the impact of competition,

•	our operating initiatives, changes in promotional, couponing and advertising strategies and the success of management’s business plans,

•	fluctuations in the costs of commodities, including beef, poultry, seafood, dairy, cheese, oils and produce,

•	ability to raise menu prices and customer acceptance of changes in menu items,

•	increases in utility costs, including the costs of natural gas and other energy supplies,

•	changes in the availability and cost of labor, including the ability to attract qualified managers and team members,

•	the seasonality of the business,

•	collectability of accounts receivable,

•	changes in governmental regulations, including changes in minimum wages and health care benefit regulation,

•	the effects of inflation and changes in our customers’ disposable income, spending trends and habits,

•	the ability to realize property values,

•	the availability and cost of credit,

•	the ability to effectively integrate and improve the profitability of the acquired Cheeseburger in Paradise restaurants,

•	effectiveness of the Cheeseburger in Paradise conversions to Fuddruckers,

•	the effectiveness of our credit card controls and PCI compliance,

•	weather conditions in the regions in which our restaurants operate,

•	costs relating to legal proceedings,

•	impact of adoption of new accounting standards,

•	effects of actual or threatened future terrorist attacks in the United States,

•	unfavorable publicity relating to operations, including publicity concerning food quality, illness or other health concerns or labor relations, and

•	the continued service of key management personnel.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risk from changes in interest rates affecting our variable-rate debt. As of May 7, 2014, the total amount of debt subject to interest rate fluctuations outstanding under our 2013 Credit Facility was $36.0 million. Assuming an average debt balance of $36.0 million, a 1.0% increase in prevailing interest rates would increase our annual interest expense by $0.4 million.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of May 7, 2014. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of May 7, 2014, our disclosure controls and procedures were effective in providing reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended May 7, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting except as noted below.

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

Item 1A. Risk Factors

There have been no material changes during the quarter ended May 7, 2014 to the Risk Factors discussed in Item1A of Part I of our Annual Report on Form 10-K for the fiscal year ended August 28, 2013.

Item 6. Exhibits

10.1	First Amendment to Credit Agreement, dated as of March 21, 2014, among the Company, the lenders from time to time party thereto, Wells Fargo Bank, National Association, as administrative agent, and Amegy Bank National Association, as syndication agent. (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 27, 2014, and incorporated herein by reference).

31.1	Rule 13a-14(a)/15d-14(a) certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Rule 13a-14(a)/15d-14(a) certification of the Principal Financial and Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Section 1350 certification of the Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Section 1350 certification of the Principal Financial and Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Linkbase Document

101.DEF	XBRL Definition Linkbase Document

101.LAB	XBRL Label Linkbase Document

101.PRE	XBRL Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LUBY’S, INC. (Registrant)

Date: June 16, 2014	By:	/s/ Christopher J. Pappas
Christopher J. Pappas
President and Chief Executive Officer
(Principal Executive Officer)

Date: June 16, 2014	By:	/s/ K. Scott Gray
K. Scott Gray
Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

10.1	First Amendment to Credit Agreement, dated as of March 21, 2014, among the Company, the lenders from time to time party thereto, Wells Fargo Bank, National Association, as administrative agent, and Amegy Bank National Association, as syndication agent. (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 27, 2014, and incorporated herein by reference).

31.1	Rule 13a-14(a)/15d-14(a) certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Rule 13a-14(a)/15d-14(a) certification of the Principal Financial and Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Section 1350 certification of the Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Section 1350 certification of the Principal Financial and Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Linkbase Document

101.DEF	XBRL Definition Linkbase Document

101.LAB	XBRL Label Linkbase Document

101.PRE	XBRL Presentation Linkbase Document