Form 10-K
period 2014-08-27
LUBYS INC
filed 2014-11-12
CIK 16099

 UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended August 27, 2014

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the shares of common stock of the registrant held by nonaffiliates of the registrant as of February 12, 2014, was approximately $120,457,167 (based upon the assumption that directors and executive officers are the only affiliates).

As of November 4, 2014, there were 28,466,641 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the following document are incorporated by reference into the designated parts of this Form 10-K:

Definitive Proxy Statement relating to 2015 annual meeting of shareholders (in Part III)

Luby’s, Inc.

Form 10-K

Year ended August 27, 2014

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

Compliance with New York Stock Exchange Requirements

We submitted to the New York Stock Exchange (“NYSE”) the CEO certification required by Section 303A.12(a) of the NYSE’s Listed Company Manual with respect to our fiscal year ended August 28, 2013. We expect to submit the CEO certification with respect to our fiscal year ended August 27, 2014 to the NYSE within 30 days after our annual meeting of shareholders. We are filing as an exhibit to this Form 10-K the certifications required by Section 302 of the Sarbanes-Oxley Act of 2002.

FORWARD-LOOKING STATEMENTS

This Annual Report on “Form 10-K” contains statements that are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements contained in this Form 10-K, other than statements of historical facts, are “forward-looking statements” for purposes of these provisions, including any statements regarding:

●	future operating results;
●	future capital expenditures, including expected reductions in capital expenditures;
●	future debt, including liquidity and the sources and availability of funds related to debt;
●	plans for our new prototype restaurants;
●	plans for expansion of our business;
●	scheduled openings of new units;
●	closing existing units;
●	effectiveness of management’s disposal plans;
●	future sales of assets and the gains or losses that may be recognized as a result of any such sales; and
●	continued compliance with the terms of our 2013 Credit Facility, as amended.

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

PART I

Item 1. Business

Overview

Luby’s, Inc. is a multi-branded company operating in the restaurant industry and in the contract food services industry. Our primary brands include Luby’s Cafeteria, Fuddruckers - World’s Greatest Hamburgers ®, Luby’s Culinary Contract Services, Cheeseburger in Paradise. Our other brands include are Bob Luby’s Seafood, Luby’s, Etc. and Koo Koo Roo Chicken Bistro.

Our Company’s vision is that our guests, employees and shareholders are extremely loyal to our restaurant brands and value them as a significant part of their lives. We want our company’s performance to make it a leader wherever it operates and in its sector of our industry.

We are headquartered in Houston, Texas. Our corporate headquarters is located at 13111 Northwest Freeway, Suite 600, Houston, Texas 77040, and our telephone number at that address is (713) 329-6800. Our website is www.lubysinc.com. The information on our website is not, and shall not be deemed to be, a part of this annual report on Form 10-K or incorporated into any of our other filings with the SEC.

As of August 27, 2014, we operated 174 restaurants located throughout the United States, as set forth in the table below. These establishments are located in close proximity to retail centers, business developments and residential areas. Of the 174 restaurants, 92 are located on property that we own and 82 are located on property that we lease. Five locations consist of a side-by-side Luby’s Cafeteria and Fuddruckers restaurant, which we refer herein to as a “Combo location”.

Total
Texas:
Houston Metro	54
San Antonio Metro	18
Rio Grande Valley	13
Dallas/Fort Worth Metro	14
Austin	11
Other Texas Markets	17
California	9
Illinois	6
Arizona	5
Maryland	5
Virginia	3
Georgia	3
Oklahoma	3
Other States	13
Total	174

As of November 4, 2014, we operated culinary contract services at 25 locations; 18 in the Houston, Texas area, 3 in Louisiana, 2 in Austin, 1 in Oklahoma and 1 in Florida. Luby’s Culinary Contract Services provides food service management to healthcare, educational and corporate dining facilities.

As of November 4, 2014, we had 51 franchisees operating 110 Fuddruckers restaurants in locations as set forth in the table below. Our largest six franchisees own five to twelve restaurants each. Twelve franchise owners each own two to four restaurants. The thirty-three remaining franchise owners each own one restaurant.

Fuddruckers Franchises
Texas:
Houston Metro	1
Dallas/Fort Worth Metro	10
Other Texas Markets	13
California	8
Florida	7
Georgia	3
Idaho	1
Louisiana	3
Maryland	2
Massachusetts	5
Michigan	5
Missouri	3
Montana	5
Nebraska	1
Nevada	2
New Jersey	2
New Mexico	3
North Carolina	2
North Dakota	2
Oregon	1
Pennsylvania	4
South Carolina	7
South Dakota	2
Tennessee	3
Virginia	3
Wisconsin	2
Other States	2

International:
Canada	1
Chile	1
Dominican Republie	1
Mexico	1
Italy	2
Panama	1
Puerto Rico	1
Total	110

In November 19, 1997, a prior owner of the Fuddruckers - World’s Greatest Hamburgers ® brand granted to a licensee the exclusive right to use the Fuddruckers proprietary marks, trade dress, and system to develop Fuddruckers restaurants in a territory consisting of certain countries in Africa, the Middle East and parts of Asia. In addition to the above table, this licensee operates 31 restaurants that are licensed to use the Fuddruckers Proprietary Marks in Saudi Arabia, Egypt, Lebanon, United Arab Emirates, Qatar, Jordon, Bahrain and Kuwait. The Company does not receive revenue or royalties from these restaurants.

For additional information regarding our restaurant locations, please read “Properties” in Item 2 of Part I of this report.

In this Form 10-K, unless otherwise specified, “Luby’s,” “we,” “our,” “us” and “Company” refer to Luby’s, Inc., LFR and the consolidated subsidiaries of Luby’s, Inc. References to “Luby’s Cafeteria” refer specifically to the Luby’s Cafeteria brand restaurant.

Luby’s, Inc. (formerly, Luby’s Cafeterias, Inc.) was founded in 1947 in San Antonio, Texas. The Company was originally incorporated in Texas in 1959, with nine cafeterias in various locations, under the name Cafeterias, Inc. It became a publicly held corporation in 1973, and became listed on the New York Stock Exchange in 1982.

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

On August 27, 2014, the Company completed an internal restructuring of certain affiliates of the Luby’s Cafeteria business, whereby these companies were merged with and into LFR, as the successor. The principal purpose of these events was to simplify the Luby’s corporate structure. Following these events, the Company’s restaurants operations continue to be conducted by LFR and Paradise Cheeseburger, LLC. Our operating restaurant locations remain unchanged by these events.

Luby’s Cafeteria Operations

At Luby’s Cafeterias, our mission is to serve our guests convenient, great tasting meals in a friendly environment that makes everyone feel welcome and at home. We do things The Luby’s Way, which means we cook to order from scratch using real food, real ingredients prepared fresh daily, and our employees and our company get involved and support the fabric of our local communities. We buy local produce as much as possible. We promise to breathe life into the experience of dining out and make every meal meaningful. We were founded in San Antonio, Texas in 1947.

Our cafeteria food delivery model allows customers to select freshly-prepared items from our serving line including entrées, vegetables, salads, desserts, breads and beverages before transporting their selected items on serving trays to a table or booth of their choice in the dining area. Each restaurant offers 15 to 22 entrées, 12 to 14 vegetable dishes, 8 to 10 salads, and 10 to 12 varieties of desserts daily.

Luby’s Cafeteria’s product offerings are Americana-themed home-style classic made-from-scratch favorites priced to appeal to a broad range of customers, including those customers that focus on fast wholesome choices, quality, variety and affordability. We have had particular success among families with children, shoppers, travelers, seniors, and business people looking for a quick, freshly prepared meal at a fair price. All of our restaurants sell food-to-go orders.

Menus are reviewed periodically and new offerings and seasonal food preferences are regularly incorporated. Each restaurant is operated as a separate unit under the control of a general manager who has responsibility for day-to-day operations, including food production and personnel employment and supervision. Restaurants generally have a staff of one general manager, one associate manager and one to two assistant managers including wait staff. We grant authority to our restaurant managers to direct the daily operations of their stores and, in turn, we compensate them on the basis of their performance. We believe this strategy is a significant factor contributing to the profitability of our restaurants. Each general manager is supervised by an area leader. Each area leader is responsible for approximately 7 to 10 units, depending on location.

The number of Luby’s Cafeterias was 96 at fiscal year-end 2014.

New Luby’s Restaurants

In 2007 we developed and opened an updated prototype ground-up new construction Luby's Cafeteria. Since then we have rebuilt three locations and newly developed four locations according to this prototype.

In 2012 we opened a prototype ground-up new construction Combination Luby’s and Fuddruckers Restaurant unit featuring a Luby’s Cafeteria and a Fuddruckers Restaurant on the same property with a common wall but separate kitchens and dining areas (“Combo Unit”). Since 2012, we have built four more Combo Units.

In 2014 we opened one prototype ground-up new construction Fuddruckers Restaurant in Houston, Texas.

We anticipate using and further modifying both of these prototype designs as we execute our strategy to build new restaurants in markets where we believe we can achieve superior restaurant cash flows.

Fuddruckers

At Fuddruckers, our mission is to serve the world’s greatest hamburger, using only 100% fresh, never frozen, all American premium beef, buns baked daily in our kitchens, and the freshest, highest quality ingredients on our “you top it” produce bar. With a focus on excellent food, attentive guest service and an inviting atmosphere, we are committed to making every guest happy, one burger at a time! Fuddruckers restaurants feature casual, welcoming dining areas where Americana-themed décor is featured. We were founded in San Antonio, Texas in 1980.

While Fuddruckers’ signature burger and fries accounts for the majority of its restaurant sales, its menu also includes exotic burgers, such as buffalo and elk, steak sandwiches, various grilled and breaded chicken breast sandwiches, hot dogs, a variety of salads, chicken tenders, fish sandwiches, hand breaded onion rings, soft drinks, handmade milkshakes, and bakery items. Beer and wine are served and, generally, account for less than 2% of restaurant sales.

Restaurants generally have a total staff of one general manager, two or three assistant managers and 25 to 45 other associates, including full-time and part-time associates working in overlapping shifts. Since Fuddruckers generally utilizes a self-service concept, similar to fast casual, it typically does not employ waiters or waitresses. Fuddruckers restaurant operations are currently divided into three geographic regions, each supervised by an area vice president. The three regions are divided into a total of eight areas, each supervised by an area leader. On average, each area leader supervises 5-10 restaurants.

In fiscal year 2014, we opened four new Fuddruckers and new Luby’s Cafeteria on the same property with a common wall but separate kitchens and dining areas and converted three Cheeseburger in Paradise restaurants to Fuddruckers restaurants, resulting in a fiscal 2014 year-end count of 71 Fuddruckers restaurants.

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

The number of franchised restaurants was 110 at fiscal year-end 2014 and 116 at fiscal year-end 2013.

For additional information regarding our business segments, please read Notes 1 and 2 to the consolidated financial statements included in Part II, Item 8 of this Form 10-K.

Cheeseburger in Paradise

We operate 8 Cheeseburger in Paradise Full Service restaurants. Cheeseburger in Paradise is known for its inviting beach-party atmosphere, its big, juicy burgers, salads, coastal fare and other tasty and unique items. Cheeseburger in Paradise is a full-service island-themed restaurant and bar developed ten years ago in collaboration with legendary entertainer Jimmy Buffet based on one of his most popular songs. The restaurants also feature a unique tropical-themed island bar with many televisions and tasty “boat drinks.”

Intellectual Property

Luby’s, Inc. owns or is licensed to use valuable intellectual property including trademarks, service marks, patents, copyrights, trade secrets and other proprietary information, including the Luby’s and Fuddruckers logos, trade names and trademarks, which are of material importance to our business. Depending on the jurisdiction, trademarks and service marks generally are valid as long as they are used and/or registered. Patents, copyrights and licenses are of varying durations. The success of our business depends on the continued ability to use existing trademarks, service marks and other components of our brands in order to increase brand awareness and further develop branded products. We take prudent actions to protect our intellectual property.

Culinary Contract Services

Our Culinary Contract Services (“CCS”) segment consists of a business line servicing healthcare, higher education and corporate dining clients. The healthcare accounts are full service and typically include in-room delivery, catering, vending, coffee service and retail dining. Our mission is to re-define the contract food industry by providing tasty and healthy menus with customized solutions for health care, senior living, business and industry and higher education facilities.  We seek to provide the quality of a restaurant dining experience in an institutional setting. As of November 4, 2014, we had contracts with 13 long-term acute care hospitals, one acute care medical center, one ambulatory surgical center, one behavioral hospital, two business and industry clients,  three higher education institutions, one Children’s Hospital, two Medical office building and one freestanding coffee venue located inside an office building. We have the unique ability to deliver quality services that include facility design and procurement as well as nutrition and branded food services to our clients. We anticipate allocating capital expenditures as needed to further develop our CCS business in fiscal year 2015.

Employees

As of November 4, 2014, we had an active workforce of 8,490 employees consisting of restaurant management employees, non-management restaurants employees, CCS management employees, CCS non-management employees, and office and facility service employees. Employee relations are considered to be good. We have never had a strike or work stoppage, and we are not subject to collective bargaining agreements.

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

The impact of inflation on food, labor and other aspects of our business can adversely affect our results of operations. Commodity inflation in food, beverages and utilities can also impact our financial performance. Although we attempt to offset the effects of inflation through periodic menu price increases, cost controls and incremental improvement in operating margins, we may not be able to completely such effects, which could adversely affect our results of operations.

Our ability to service our debt obligations is primarily dependent upon our future financial performance.

As of August 27, 2014, we had shareholders’ equity of approximately $175.0 million compared to approximately:

●	$42.0 million of long-term debt;
●	$71.1 million of minimum operating and capital lease commitments; and
●	$1.1 million of standby letters of credit.

Our ability to meet our debt service obligations depends on our ability to generate positive cash flows from operations and proceeds for assets held for sale.

If we are unable to service our debt obligations, we may have to:

●	delay spending on maintenance projects and other capital projects, including new restaurant development;
●	sell assets;
●	restructure or refinance our debt; or
●	sell equity securities.

Our debt, and the covenants contained in the instruments governing our debt, could:

●	result in a reduction of our credit rating, which would make it more difficult for us to obtain additional financing on acceptable terms;
●	require us to dedicate a substantial portion of our cash flows from operating activities to the repayment of our debt and the interest associated with our debt;
●	limit our operating flexibility due to financial and other restrictive covenants, including restrictions on incurring additional debt and creating liens on our properties;
●	place us at a competitive disadvantage compared with our competitors that have relatively less debt;
●	expose us to interest rate risk because certain of our borrowings are at variable rates of interest; and
●	make us more vulnerable to downturns in our business.

If we are unable to service our debt obligations, we may not be able to sell equity securities, sell additional assets or restructure or refinance our debt. Our ability to generate sufficient cash flow from operating activities to pay the principal of and interest on our indebtedness is subject to market conditions and other factors which are beyond our control.

We face the risk of adverse publicity and litigation, which could have a material adverse effect on our business and financial performance.

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

We face intense competition, and if we are unable to compete effectively or if customer preferences change, our business, financial condition and results of operations may be adversely affected.

The restaurant industry is intensely competitive and is affected by changes in customer tastes and dietary habits and by national, regional and local economic conditions and demographic trends. New menu items, concepts, and trends are constantly emerging. Our Luby’s Cafeteria and Fuddruckers brands offer a large variety of entrées, side dishes and desserts and our continued success depends, in part, on the popularity of our cuisine and cafeteria-style dining. A change away from this cuisine or dining style could have a material adverse effect on our results of operations. Changing customer preferences, tastes and dietary habits can adversely affect our business and financial performance. We compete on quality, variety, value, service, concept, price, and location with well-established national and regional chains, as well as with locally owned and operated restaurants. We face significant competition from family-style restaurants, fast-casual restaurants, and buffets as well as fast food restaurants. In addition, we also face growing competition as a result of the trend toward convergence in grocery, deli, and restaurant services, particularly in the supermarket industry, which offers “convenient meals” in the form of improved entrées and side dishes from the deli section. Many of our competitors have significantly greater financial resources than we do. We also compete with other restaurants and retail establishments for restaurant sites and personnel. We anticipate that intense competition will continue. If we are unable to compete effectively, our business, financial condition, and results of operations may be adversely affected.

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

If we are unable to successfully manage these risks, we could face increased costs and lower than anticipated revenues and earnings in future periods. We may be evaluating acquisitions or engaging in acquisition negotiations at any given time. We cannot be sure that we will be able to continue to identify acquisition candidates on commercially reasonable terms or at all. If we make additional acquisitions, we also cannot be sure that any benefits anticipated from the acquisition will actually be realized. Likewise, we cannot be sure that we will be able to obtain necessary financing for acquisitions. Such financing could be restricted by the terms of our debt agreements or it could be more expensive than our current debt. The amount of such debt financing for acquisitions could be significant and the terms of such debt instruments could be more restrictive than our current covenants. In addition, a prolonged economic downturn would adversely affect our ability to open new stores or upgrade existing units and we may not be able to maintain the existing number of restaurants in future fiscal years. We may not be able to renew existing leases and various other risks could cause a decline in the number of restaurants in future fiscal years, which could adversely affect our results of operations.

Non-performance under the debt covenants in our revolving credit facility could adversely affect our ability to respond to changes in our business.

As of August 27, 2014 we had outstanding long-term debt of $42.0 million. In August 2013, we amended and restated our revolving credit facility to, among other things, expand the facility size to $70.0 million and to add certain financial covenants. Our debt covenants require certain minimum levels of financial performance as well as certain financial ratios, which can limit our credit availability. To provide for our credit requirements going forward we have amended our credit agreement, in which we discuss in more detail in the footnotes to our financial statements located in Part II, Item 8 of this Form 10-K. Our failure to comply with these covenants could result in an event of default that, if not cured or waived, could result in the acceleration of our loans outstanding and affect our ability to refinance by the termination date of September 1, 2017.

Regional events can adversely affect our financial performance.

Many of our restaurants and franchises are located in Texas, California and in the northern United States. Our results of operations may be adversely affected by economic conditions in Texas, California or the northern United States or the occurrence of an event of terrorism or natural disaster in any of the communities in which we operate. Also, given our geographic concentration, negative publicity relating to our restaurants could have a pronounced adverse effect on our overall revenues. Although we generally maintain property and casualty insurance to protect against property damage caused by casualties and natural disasters, inclement weather, flooding, hurricanes and other acts of God, these events can adversely impact our sales by discouraging potential customers from going out to eat or by rendering a restaurant or CCS location inoperable for a significant amount of time.

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

We assess our long-lived assets as and when recognized by generally accepted accounting principles in the United States (“GAAP”) and determine when they are impaired. Based on market conditions and operating results, we may be required to record additional impairment charges, which would reduce expected earnings for the periods in which they are recorded.

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

Our success depends in part upon our ability to attract, motivate and retain a sufficient number of qualified employees, including regional managers, restaurant general managers and chefs, in a manner consistent with our standards and expectations. Qualified individuals that we need to fill these positions are in short supply and competition for these employees is intense. If we are unable to recruit and retain sufficient qualified individuals, our operations and reputation could be adversely affected. Additionally, competition for qualified employees could require us to pay higher wages, which could result in higher labor costs. Any increase in labor costs could adversely affect our results of operations.

If we are unable to anticipate and react to changes in food, utility and other costs, our results of operations could be materially adversely affected.

Many of the food and beverage products we purchase are affected by commodity pricing, and as such, are subject to price volatility caused by production problems, shortages, weather or other factors outside of our control. Our profitability depends, in part, on our successfully anticipating and reacting to changes in the prices of commodities. Therefore, we enter into purchase commitments with suppliers when we believe that it is advantageous for us to do so. If commodity prices were to increase, we may be forced to absorb the additional costs rather than transfer these increases to our customers in the form of menu price increases. Our success also depends, in part, on our ability to absorb increases in utility costs. Our operating results are affected by fluctuations in the price of utilities. Our inability to anticipate and respond effectively to an adverse change in any of these factors could have a material adverse effect on our results of operations.

Our business is subject to extensive federal, state, and local laws and regulations.

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

As a publicly traded corporation, we are subject to various rules and regulations as mandated by the SEC and the NYSE. Failure to timely comply with these rules and regulations could result in penalties and negative publicity.

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

Our franchise agreements are subject to termination by us in the event of default by the franchisee after applicable cure periods. Upon the expiration of the initial term of a franchise agreement, the franchisee generally has an option to renew the franchise agreement for an additional term. There is no assurance that franchisees will meet the criteria for renewal or will desire or be able to renew their franchise agreements. If not renewed, a franchise agreement, and payments required there under, will terminate. We may be unable to find a new franchisee to replace a non-renewing franchisee. Furthermore, while we will be entitled to terminate franchise agreements following a default that is not cured within the applicable grace period, if any, the disruption to the performance of the restaurants could adversely affect our business and revenues.

Franchisees may breach the terms of their franchise agreements in a manner that adversely affects the reputation of our brands.

Franchisees are required to conform to specified product quality standards and other requirements pursuant to their franchise agreements in order to protect our brands and to optimize restaurant performance. However, franchisees may receive through the supply chain or produce sub-standard food or beverage products, which may adversely impact the reputation of our brands. Franchisees may also breach the standards set forth in their respective franchise agreements. Any negative actions could have a corresponding material adverse effect on our business and revenues.

If we do not successfully integrate Cheeseburger in Paradise into our operations, the anticipated benefits from the acquisition may not be fully realized.

On December 6, 2012, we completed the acquisition of all the Membership Units of Paradise Restaurants Group, LLC and certain of their affiliates, collectively known as Cheeseburger in Paradise. The integration of the Cheeseburger in Paradise restaurants into our operations has presented significant difficulties and has not resulted in realization of the full benefits of synergies, cost savings and operational efficiencies that we expected. We closed 15 locations in fiscal 2014. Additionally, we converted three locations to Fuddruckers restaurants and plan to convert six more locations into Fuddruckers restaurants. The diversion of the attention of management to the integration effort and any difficulties encountered in combining our operations could adversely affect our business and results of operations. In addition, we may not have discovered prior to acquiring Cheeseburger in Paradise, all known and unknown factors regarding these assets that could produce unintended and unexpected consequences for us. Undiscovered factors could result in us incurring financial liabilities, which could be material, and in us not achieving the expected benefits from the acquisition within our desired time frames, if at all.

Our planned CCS expansion may not be successful.

Successful expansion of our CCS depends on our ability to obtain new clients as well as retain and renew our existing client contracts. Our ability to do so generally depends on a variety of factors, including the quality, price and responsiveness of our services, as well as our ability to market these services effectively and differentiate ourselves from our competitors. We may not be able to renew existing client contracts at the same or higher rates or our current clients may turn to competitors, cease operations, elect to self-operate or terminate contracts with us. The failure to renew a significant number of our existing contracts could have a material adverse effect on our business and results of operations.

Failure to collect account receivables could adversely affect our results of operations.

A portion of our accounts receivable is concentrated in our CCS operations among several customers. In addition, our franchises generate significant accounts receivables. Failure to collect from several of these accounts receivable could adversely affect our results of operations.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

As of November 4, 2014, we operated 174 restaurants at 169 property locations. Five of the operating locations are Combo locations and are considered two restaurants. Two operating locations are primarily Luby’s Cafeterias, but also serve Fuddruckers hamburgers. One operating location is a Bob Luby’s Seafood Grill. Luby’s Cafeterias have seating capacity for 250 to 300 customers at each location while Fuddruckers locations generally seat 125 to 200 customers and Cheeseburger in Paradise locations generally seat 180 and 220.

We own the underlying land and buildings on which 71 of our Luby’s Cafeteria and 22 Fuddruckers restaurants are located. Five of these restaurant properties contain excess building space or an extra building on the property which have ten tenants unaffiliated with Luby’s, Inc.

In addition to the owned locations, 25 Luby’s Cafeteria restaurants, 48 Fuddruckers restaurants and 8 Cheeseburger in Paradise restaurants are held under leases. The majority of the leases are fixed-dollar rentals, which require us to pay additional amounts related to property taxes, hazard insurance and maintenance of common areas. Of the 81 restaurant leases, the current terms of 23 expire between 2014 and 2016, and 58 expire thereafter. Of the 81 restaurant leases, 64 can be extended beyond their current terms at our option. Two of the leased properties have extra building space and currently have two tenants that offset the lease and expenses of approximately $179,000.

As of November 4, 2014, we had three owned properties and seven leased properties we plan to develop for future use.

As of November 4, 2014, we had one owned and one leased non-operating properties with a carrying value of approximately $1.0 million in property held for sale. In addition, we had three owned and four leased properties with a carrying value of $3.4 million that are included in assets related to discontinued operations. Ground leases have a carrying value of zero.

We currently have four owned other-use properties; one is used as a bake shop that supports the baked products for operating restaurants. One location is currently leased to third party tenants utilizing the entire building and two are leased to Fuddruckers franchisees.

In addition to the four owned other-use properties, we have approximately 31,000 square feet of corporate office space, under lease through 2016. The space is located on the Northwest Freeway in Houston, Texas in close proximity to many of our Houston restaurant locations.

We also lease approximately 60,000 square feet of warehouse space for in-house repair, fabrication and storage in Houston, Texas. In addition, we lease approximately 3,200 square feet of warehouse and office space in Arlington, Texas.

We also lease an executive suite in N. Andover, MA for additional legal personnel.

We maintain general liability insurance and property damage insurance on all properties in amounts which management believes provide adequate coverage.

Item 3. Legal Proceedings

From time to time, we are subject to various private lawsuits, administrative proceedings and claims that arise in the ordinary course of our business. A number of these lawsuits, proceedings and claims may exist at any given time. These matters typically involve claims from guests, employees and others related to issues common to the restaurant industry. We currently believe that the final disposition of these types of lawsuits, proceedings and claims will not have a material adverse effect on our financial position, results of operations or liquidity. It is possible, however, that our future results of operations for a particular fiscal quarter or fiscal year could be impacted by changes in circumstances relating to lawsuits, proceedings or claims.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Stock Prices

Our common stock is traded on the NYSE under the symbol “LUB.” The following table sets forth, for the last two fiscal years, the high and low sales prices on the NYSE as reported in the consolidated transaction reporting system.

Fiscal Quarter Ended	High	Low
November 21, 2012	6.89	5.72
February 13, 2013	7.89	5.99
May 8, 2013	8.63	6.50
August 28, 2013	9.19	6.97
November 20, 2013	8.23	6.49
February 12, 2014	9.15	6.00
May 7, 2014	6.91	4.93
August 27, 2014	6.01	4.83

As of November 4, 2014, there were 2,241 holders of record of our common stock. No cash dividends have been paid on our common stock since fiscal year 2000, and we currently have no intention to pay a cash dividend on our common stock. On November 4, 2014, the closing price of our common stock on the NYSE was $5.05.

Equity Compensation Plans

Securities authorized under our equity compensation plans as of August 27, 2014, were as follows:

	(a)	(b)	(c)
Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans Excluding Securities Reflected in Column (a)
Equity compensation plans previously approved by security holders	665,729	$4.83	1,481,927
Equity compensation plans not previously approved by security holders (1)	29,627	0	0
Total	695,356	$4.83	1,481,927

(1)  Represents the Luby’s, Inc. Non-employee Director Phantom Stock Plan.

See Note 14, “Share-Based Compensation,” to our Consolidated Financial Statements included in Item 8 of Part II of this report.

The following graph compares the cumulative total stockholder return on our common stock for the five fiscal years ended August 27, 2014, with the cumulative total return on the S&P SmallCap 600 Index and an industry peer group index. The peer group index consists of Bob Evans Farms, Inc., CBRL Group, Inc., Denny’s Corporation, Frisch Restaurant Group, Red Robin Gourmet Burgers and Ruby Tuesday Inc. These companies are multi-unit family and casual dining restaurant operators in the mid-price range.

The cumulative total shareholder return computations set forth in the performance graph assume an investment of $100 on August 26, 2009, and the reinvestment of all dividends. The returns of each company in the peer group index have been weighed according to that company’s stock market capitalization.

	2009	2010	2011	2012	2013	2014
Luby’s, Inc.	100.00	112.63	104.60	145.06	166.67	124.60
S&P 500 Index—Total Return	100.00	104.91	124.32	147.09	174.31	217.70
S&P 500 Restaurant Index	100.00	130.48	175.55	191.35	228.77	249.63
Peer Group Index Only	100.00	112.07	129.31	162.98	232.61	228.78
Peer Group Index + Luby’s Inc.	100.00	111.98	127.97	161.88	229.18	223.59

 Item  6. Selected Financial Data

Five-Year Summary of Operations

	Fiscal Year Ended
	August 27, 2014	August 28, 2013	August 29, 2012	August 31, 2011	August 25, 2010
	(364 days)	(364 days)	(364 days)	(371 days)	(364 days)
	(In thousands except per share data)
Sales
Restaurant sales	$368,267	$360,001	$324,536	$325,383	$230,342
Culinary contract services	18,555	16,693	17,711	15,619	13,728
Franchise revenue	7,027	6,937	7,232	7,092	645
Vending revenue	532	565	618	654	44
Total sales	394,381	384,196	350,097	348,748	244,759
Income (loss) from continuing operations	(1,613)	4,547	7,398	2,572	(662)
Income (loss) from discontinued operations (a)	(1,834)	(1,386)	(645)	301	(2,256)
Net income (loss)	$(3,447)	$3,161	$6,753	$2,873	$(2,918)
Income (loss) per share from continuing operations:
Basic	$(0.06)	$0.16	$0.26	$0.09	$(0.02)
Assuming dilution	$(0.06)	$0.16	$0.26	$0.09	$(0.02)
Income (loss) per share from discontinued operation:
Basic	$(0.06)	$(0.05)	$(0.02)	$0.01	$(0.08)
Assuming dilution	$(0.06)	$(0.05)	$(0.02)	$0.01	$(0.08)
Net income (loss) per share:
Basic	$(0.12)	$0.11	$0.24	$0.10	$(0.10)
Assuming dilution	$(0.12)	$0.11	$0.24	$0.10	$(0.10)
Weighted-average shares outstanding:
Basic	28,812	28,618	28,351	28,237	28,129
Assuming dilution	28,812	28,866	28,429	28,297	28,129
Total assets	$275,435	$250,645	$230,889	$228,102	$242,378
Total debt	$42,000	$19,200	$13,000	$21,500	$41,500
Number of restaurants at fiscal year end	174	180	154	156	154
Number of franchised restaurants at fiscal year end	110	116	125	122	130
Number of Culinary Contract Services contracts at fiscal year end	25	21	18	22	18
Costs and Expenses
(As a percentage of restaurant sales)
Cost of food	28.9%	28.6%	27.9%	28.9%	27.6%
Payroll and related costs	34.7%	34.4%	34.6%	35.6%	36.7%
Other operating expenses	18.7%	18.0%	16.6%	17.3%	17.5%
Occupancy costs	5.7%	5.8%	5.6%	5.6%	4.0%
(a)

For comparison purposes, fiscal 2013 and 2012 results have been adjusted to reflect the reclassification of certain Cheeseburger in Paradise leasehold locations to discontinued operations. See Note 11 to our consolidated financial statements in Part II, Item 8 in this Form 10-K for further discussion of discontinued operations.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s discussion and analysis of the financial condition and results of operations should be read in conjunction with the consolidated financial statements and footnotes for the fiscal years ended August 27, 2014 (“fiscal 2014”), August 28, 2013, (“fiscal 2013”), and August 29, 2012 (“fiscal 2012”) included in Part II, Item 8 of this Form 10-K.

Overview

Description of the business

We generate revenues primarily by providing quality food to customers at our 95 Luby’s branded restaurants located mostly in Texas, 71 Fuddruckers restaurants located throughout the United States, 8 Cheeseburger in Paradise Restaurants, and 110 Fuddruckers franchises located primarily in the United States. On July 26, 2010, we became a multi-brand restaurant company with a national footprint through the acquisition of substantially all of the assets of Fuddruckers. The Fuddruckers acquisition added 59 Company-operated restaurants and a franchise network of 130 franchisee-operated units. This acquisition further expanded our family-friendly, value-oriented portfolio of restaurants located in close proximity to retail centers, business developments and residential areas. On December 6, 2012, we further expanded our brand family with the addition of the Cheeseburger in Paradise brand. This added full service restaurant and bar locations that complemented our core family-friendly brands and provided an entry point to operate at, or acquire a valuable leasehold interest in, 23 new locations at a cost of less than $0.5 million per location. In addition to our restaurant business model, we also provide culinary contract services for organizations that offer on-site food service, such as health care facilities, colleges and universities, as well as businesses and institutions.

In fiscal 2014 and 2013, we continued to operate our two core brands, Luby’s Cafeterias and Fuddruckers, in the competitive fast casual segment of the restaurant industry. Much of our strategic focus centered around constructing, staffing, opening, and operating new restaurants in our cure restaurant brands. Of particular focus was the opening of four Combo locations. Other areas of focus included re-investing in our core restaurant models via remodel activity, supporting our growth initiatives with various marketing techniques, further developing our franchisee pipeline and supporting our franchisees as the Fuddruckers brand expanded again internationally, and seeking out and earning new business in our CCS business segment. Lastly, we developed a revised strategy for maximizing the value from the 23 Cheeseburger in Paradise leasehold locations that we purchased on December 6, 2012.

Financial and Operation Highlights for Fiscal 2014

Financial Performance

●

Total Company sales increased approximately $10.2 million, or 2.7%, in fiscal 2014 compared to fiscal 2013, consisting primarily of an $8.3 million increase in restaurant sales and a $1.9 million increase in CCS sales. The other components of total sales are franchise revenue and vending revenue. The $8.3 million increase in restaurant sales consisted of a $5.3 million increase in sales at Combo locations, $4.0 million increase in sales at stand-alone Luby’s Cafeterias, a $1.9 million increase in sales at Cheeseburger in Paradise reflecting a greater number of store operating weeks, a $1.4 million decrease in sales at stand-alone Fuddruckers restaurants, and a $1.6 million decrease in sales at our Koo Koo Roo brand, as we ceased operations at these two locations during fiscal 2014.

●

Total segment profit decreased $2.3 million to $54.2 million in fiscal 2014 compared to $56.5 million in fiscal 2013. The $2.3 million decrease in total segment profit resulted from 1) a decrease of $2.9 in Company-owned restaurant segment profit, partially offset by 2) a $0.6 million increase in Culinary Contract Services segment profit and 3) a $0.1 million increase in franchising segment profit. The $2.9 million decrease in Company-owned restaurant segment profit resulted from restaurant sales and vending income increasing $8.2 million and the cost of food, payroll and related, other operating expenses, and occupancy costs increasing $11.1 million.

●	Income or loss from Continuing Operations was a loss of $1.6 million in fiscal 2014 compared to income of $4.5 million in fiscal 2013.

Operational Endeavors and Milestone

●

Core restaurant brands. Our core Luby’s Cafeteria and Fuddruckers brands continued to develop and evolve. While our core menu remains stable, we introduce and rotate new menu offerings throughout the year to remain relevant to both our existing customer base and attract new customers. We offer a range of price points which include premium items featured on weekend nights as well as more price-sensitive manager specials throughout the week. In fiscal 2014, we also continued to promote our “Eating Smart” line of offerings by highlighting these offerings on our menu boards and on the cafeteria line. At our Luby’s Cafeteria brand we relocated one existing restaurant from its location in a shopping mall to a new building that we constructed on a pad site in front of the mall. This location in south Texas repeated the success in growing sales and profitability that we realized at a similar rebuild at another location in Houston in the prior fiscal year. Luby’s Cafeterias same store sales grew 1.4% through guest traffic increases. At Fuddruckers, we continue to evolve The World’s Greatest Hamburgers®, with new specialty burger combinations and toppings and expanded offerings beyond the core hamburger. In fiscal 2014, we instituted an enhanced guest service program whereby a designated restaurant employee engages guests throughout the dining room and ensures that all elements of the dining experience occur at our high standards. We also installed kitchen display monitors to build our customer orders and ensure that guest orders are delivered accurately and on time. Much of our focus in fiscal 2014 at Fuddruckers was on speed of service and an enhanced ordering experience. We are confident the focus on great food and enhanced service will in the long run lead to increased guest frequency and loyalty. Since the service aspect of the program has been instituted, we have seen increases in overall customer satisfaction scores at Fuddruckers. However, the sales at the Fuddruckers brand remained below our expectations for fiscal 2014 with a same store sales decline of 3.5% as a result of diminished guest traffic. This decline in same store sales in fiscal 2014 followed three consecutive years of same store sales gains.

●

Franchise Network. As of August 27, 2014, we supported a franchise network of 110 Fuddruckers franchise locations.  For fiscal 2014, our franchisees opened six new Fuddruckers restaurants.  Three of these locations were in the United States, one was in the Dominican Republic, and two were in Italy.  For fiscal 2014, there were 12 Fuddruckers franchise locations that closed as franchise-operated restaurants.  Our franchise network generated $7.0 million in revenue in fiscal 2014 ended August 27, 2014.

●

Luby’s Culinary Contract Services. Our CCS business generated $18.6 million in revenue during fiscal 2014 compared to $16.7 million in revenue during fiscal 2013. We view this area as a growth business that generally requires less capital investment and more favorable percentage returns on invested capital.

●

Cheeseburger in Paradise Location Strategy. On December 6, 2012, we acquired 23 Cheeseburger in Paradise restaurants and the associated leasehold interest in those locations. We understood that several of the locations achieved financial results below that of our core Luby’s Cafeteria and Fuddruckers brand and below acceptable levels. We embarked on a strategy to first attempt to improve the financial performance of the 23 locations and if not successful after one year, we would convert some of these locations into Fuddruckers restaurants. As of our fiscal year-end on August 27, 2014, we operated eight of the original Cheeseburger in Paradise locations, completed three conversions to Fuddruckers restaurants, have selected six additional locations expected to be converted into Fuddruckers, and another six locations which we expect to dispose. One of the locations, located in Newport News, VA was converted to a full service Fuddruckers Deluxe Bar and Grill and the other two converted locations were converted to Fuddruckers fast casual format, but retain some of the bar elements inherent in the Cheeseburger in Paradise restaurants.

●

New Restaurant Development. In the fiscal year 2014 ended on August 27, 2014, we opened 15 restaurants.  Eight of these restaurants were at four Combo locations.  These Combo locations are a key component of our long term growth strategy.  In addition to these Combo locations, we opened one stand-alone Luby’s Cafeteria in a new market in Eagle Pass, Texas, and six Fuddruckers locations.  These six Fuddruckers locations consisted of 1) three locations that were previously operated as Cheeseburger in Paradise restaurants and were converted and re-opened as Fuddruckers, one of which re-opened as a full service Deluxe Fuddruckers Bar and Grill and 2) three new Fuddruckers locations, including one location where we built on a property that we own and currently operate a Lubys’ Cafeteria, one in converted retail space, and one that was purchased from a franchise owner.   During fiscal 2014 ended on August 27, 2014, we also closed a total of 21 restaurants.  Fifteen of these 21 closures were Cheeseburger in Paradise restaurants whereby we had converted three to Fuddruckers by the end of fiscal 2014 and have selected six additional locations for conversion and re-opening as Fuddruckers.  The remaining six of these 21 closures consisted of three Luby’s Cafeteria locations, two Koo Koo Roo locations, and one Fuddruckers location.

●

Capital Spending. Purchases of property and equipment were $46.2 million in fiscal 2014 up from $31.3 million in fiscal 2013. These capital investments were funded through a combination of cash from operations, sale of property and utilization of our revolving credit facility. Capital investments in fiscal 2014 included 1) $16.9 million on new restaurant development for the locations described above as well as construction in progress on our next combo location which will open in Jackson, Mississippi in the second half of fiscal 2015; 2) $12.2 million on the purchase of parcels of land for current and future development; 3) $6.5 million on the remodeling of existing restaurants and conversion of Cheeseburger in Paradise restaurants to Fuddruckers restaurants; and 4) $10.6 million for recurring capital expenditures and technology infrastructure investments. Our debt balance at the end of fiscal 2014 was $42.0 million with $5.1 million of available credit. We remain committed to maintaining the attractiveness of all of our restaurant locations where we anticipate operating over the long term. In fiscal 2015, we anticipate making capital investments of between $20 and $25 million, primarily for construction of new restaurants with opening dates in fiscal 2015, conversion of Cheeseburger in Paradise locations to Fuddruckers, and recurring maintenance of all of our restaurant properties and for new point-of-sale hardware associated with our technology infrastructure.

Our long-term plan continues to focus on expanding each of our brands, including the Fuddruckers franchise network, as well as growing our CCS business. We are also committed to making capital investments with suitable return characteristics. We plan to use cash generated from operations, combined with our borrowing capacity, when necessary, in order to seize these capital investment opportunities. We believe our operational execution has improved through our commitment to higher operating standards, and we believe that we are well-positioned to enhance shareholder value over the long term.

Accounting Periods

Our fiscal year ends on the last Wednesday in August. Accordingly, each fiscal year normally consists of 13 four-week periods, or accounting periods, accounting for 364 days in the aggregate. However, every fifth or sixth year, we have a fiscal year that consists of 53 weeks, accounting for 371 days in the aggregate. Each of the first three quarters of each fiscal year consists of three four-week periods, while the fourth quarter normally consists of four four-week periods. However, the fourth quarter of fiscal year 2011, as a result of the additional week, consisted of three four-week periods and one five-week period, accounting for 17 weeks, or 119 days, in the aggregate. Fiscal 2014, 2013 and 2012 contained 52 weeks. Comparability between quarters may be affected by the varying lengths of the quarters, as well as the seasonality associated with the restaurant business.

Same-Store Sales

The restaurant business is highly competitive with respect to food quality, concept, location, price, and service, all of which may have an effect on same-store sales. Our same-store sales calculation measures the relative performance of a certain group of restaurants. A store is included in this group of restaurants after it has been open for six complete consecutive quarters. The Fuddruckers restaurants that were acquired in July 2010 were included in the same-store grouping beginning with the third quarter of fiscal 2012. The Cheeseburger in Paradise stores that were acquired in December 2012 will be included in the same store metric beginning with the first quarter fiscal 2015. Stores that close on a permanent basis are removed from the group in the fiscal quarter when operations cease at the restaurant, but remain in the same-store group for previously reported fiscal quarters. Although management believes this approach leads to more effective year-over-year comparisons, neither the time frame nor the exact practice may be similar to those used by other restaurant companies. Same-store sales at our restaurant units were unchanged for fiscal 2014 and fiscal 2013, and increased 2.2% for fiscal 2012.

The following table shows the same-store sales change for comparative historical quarters:

	Fiscal 2014				Fiscal 2013				Fiscal 2012
Increase (Decrease)	Q4	Q3	Q2	Q1	Q4	Q3	Q2	Q1	Q4	Q3	Q2	Q1
Same-store sales	(1.0%)	0.3%	2.5%	(1.3)%	0.5%	(0.1)%	(0.6)%	0.2%	2.4%	1.1%	2.2%	3.5%

Discontinued Operations

On March 24, 2014, the Company announced that it has initiated a plan focused on improving cash flow from the recently acquired Cheeseburger in Paradise leasehold units. This underperforming Cheeseburger in Paradise leasehold disposal plan called for five or more locations to be closed by the end of fiscal 2014. In accordance with the plan, the entire fiscal activity of the applicable locations closed after the inception of the plan has been classified as discontinued operations. Results related to these same locations have also been classified as discontinued operations for all periods presented.

RESULTS OF OPERATIONS

Fiscal 2014 (52 weeks) compared to Fiscal 2013 (52 weeks)

Sales

Total company sales increased approximately $10.2 million, or 2.7%, in fiscal 2014 compared to fiscal 2013, consisting primarily of an $8.3 million increase in restaurant sales and a $1.9 million increase in CCS sales. The other components of total sales are franchise revenue and vending revenue.

The Company operates with three reportable operating segments: Company-owned restaurants, franchise operations, and Culinary Contract Services.

Company-Owned Restaurants

Restaurant Sales

Restaurant sales increased approximately $8.3 million in fiscal 2014 compared to fiscal 2013. The increase in restaurant sales included a $5.3 million increase in sales from Combo locations, a $4.0 million increase in sales at stand-alone Luby’s Cafeteria branded restaurants, a $1.4 million decrease in sales at stand-alone Fuddruckers restaurants. Also included in the increase in restaurant sales is a $1.9 million increase at sales from our Cheeseburger in Paradise restaurants which primarily reflects more weeks of operation for this brand in fiscal 2014 compared to fiscal 2013; and a $1.6 million decrease in sales at our Koo Koo Roo brand reflecting fewer weeks of operation for this brand in fiscal 2014 compared to fiscal 2013.

On a same store basis, restaurant sales were unchanged for fiscal 2014 compared to fiscal 2013. Same store sales at our Luby’s Cafeteria restaurants increased 1.4% in fiscal 2014 compared to fiscal 2013 while same store sales at our Fuddruckers restaurants decreased 3.5%. The increase in same store sales at our Luby’s Cafeteria restaurants reflects the benefits realized from remodel stores and the relocation of one store into a newly constructed building on a pad site in front of the previous mall location as well as favorable customer responses to our new and existing menu offerings. The decline in same-store sales at our Fuddruckers restaurants partially reflects a continued very competitive burger segment of the restaurant industry despite increased marketing efforts and service improvements. The decrease in same store sales follows three years of increasing same stores for the Fuddruckers brand.

Cost of Food

Cost of food, which is comprised of the cost associated with sale of food and beverage products that are consumed dining in our restaurants, as take-out, and as catering. Cost of food increased approximately $3.2 million, or 3.1%, in fiscal 2014 compared to fiscal 2013. Cost of food are variable and generally fluctuate with sales volume. As a percentage of restaurant sales, food costs increased 0.3% to 28.9% in fiscal 2014 compared to 28.6% in fiscal 2013. The Cost of food as percentage of sales increased primarily from higher food commodity costs which impacted each of our restaurant brands. At our Luby’s Cafeteria restaurants we were able to offset a 3% increase in our basket of food commodity purchases with effective food controls on the cafeteria line and managing the mix of menu items offered by us and selected by our guests. The 3% increase in our basket of food commodity purchases at our Luby’s Cafeteria restaurants occurred as a result of commodity price increase in beef, poultry, dairy, butter, and cheese; these increases were partially offset by decrease in seafood and oils and shortenings. At Fuddruckers, our basket of food commodity purchases also increased 3%, driven almost entirely from beef prices increasing approximately 10% for the fiscal year as beef prices spiked in the last several months of fiscal 2014. Cost of food as a percentage of sales increased 60 basis points at our Fuddruckers restaurants and are attributed to this increase in food commodity prices offset by careful control of food product.

Payroll and Related Costs

Payroll and related costs includes restaurant-level hourly wages, including overtime pay, and pay for initial and continued training, as well as management salaries and incentive payments. Payroll and related costs also include the payroll taxes, workers’ compensation expense, group health insurance costs, and 401-K matching expense for all restaurant-level hourly and management employees. Payroll and related costs increased approximately $3.9 million, or 3.2% in fiscal 2014 compared to fiscal 2013. Hourly labor costs increased approximately $0.9 million in fiscal 2014 compared to fiscal 2013 due to 1) the addition of four new restaurants in the side-by-side Luby’s Cafeterias and Fuddruckers configuration, 2) more operating weeks for the Cheeseburger in Paradise brand, and 3) higher group health insurance offset by 4) the closure of four Luby’s Cafeteria restaurants and 5) continued enhanced labor scheduling processes at each of our restaurant brands with Fuddruckers realizing the greatest impact from these improvements. Management labor costs increased approximately $3.0 million in fiscal 2014 compared to fiscal 2013 due to the store openings and increased operating weeks for the Cheeseburger in Paradise brand, offset by store closures as enumerated above. Payroll and related costs also included an approximate $0.4 million increase in group health insurance costs. As a percentage of restaurant sales, payroll and related costs increased 0.3% to 34.7% in fiscal 2014 compared to 34.4% in fiscal 2013.

Other Operating Expenses

Other operating expenses primarily include restaurant-related expenses for utilities, repairs and maintenance, advertising, insurance, and services. Other operating expenses increased approximately $3.9 million, or 6.0%, in fiscal 2014 compared to fiscal 2013. As a percentage of restaurant sales, Other operating expenses increased 0.7% to 18.7% in fiscal 2014 compared to 18.0% in fiscal 2013. The 0.7% increase in Other operating expenses as a percentage of restaurant sales was due to 1) a 0.3% increase in utilities as a percentage of restaurant sales due to higher average utility rates; 2) a 0.2% increase in marketing and advertising expense as a percentage of sales due to further investment in marketing programs including more frequent and regular direct mail campaigns, a full year schedule on a selected radio station, and more cable television spots compared to fiscal 2013; 3) a 0.3% increase in restaurant services and other restaurant expenses as a percentage of restaurant sales due primarily to higher credit card transaction fees from increased credit card usage; increased restaurant network and technology costs; and higher travel costs for our restaurant level employees; all offset by; 4) a 0.1% decrease in restaurant repairs and maintenance costs as a percentage of restaurant sales.

Occupancy Costs

Occupancy costs increased $48 thousand in fiscal 2014 compared to fiscal 2013, in large part due to higher property tax expenses at certain locations offset by lower overall rental expenses. The lower overall rental expenses were due in large part to closing three Koo Koo Roo branded restaurant locations and recording accelerated rental expense in prior fiscal 2013. Permitting and licensing expenses were also reduced in fiscal 2014 compared to fiscal 2013.

Franchise Operations

We offer franchises for the Fuddruckers brand. Franchises are sold in markets where expansion is deemed advantageous to the development of the Fuddruckers concept and system of restaurants. Franchise revenue includes (1) royalties paid to us as the franchisor for the Fuddruckers brand; (2) franchise fees paid to us when franchise development agreements are executed and when franchise units are opened for business or transferred to new owners. Franchise revenue increased $91 thousand in fiscal 2014 compared to fiscal 2013 which included a $125 thousand increase in franchise fees and a $34 thousand decrease in franchise royalties. During the year, there were 12 franchise units that closed on a permanent basis. We ended fiscal 2014 with 110 Fuddruckers franchise restaurants. Two franchisee-operated locations opened and two franchisee-operated locations closed subsequent to the end of the fiscal year on August 27, 2014. As of November 4, 2013, we had 110 Fuddruckers franchise restaurants.

Culinary Contract Services

CCS is a business line servicing healthcare, higher education, and corporate dining clients. The healthcare accounts are full service and typically include in-room delivery, catering, vending, coffee service and retail dining. This business line varied between 21 and 26 client locations through fiscal 2014 and between 18 and 21 client locations in fiscal 2013. In fiscal 2014, we continued concentrating on clients able to enter into agreements where all operating costs are reimbursed to us and we charge a generally fixed fee. These agreements typically present lower financial risk to the company.

Culinary Contract Services Revenue

Culinary Contract Services revenue increased $1.9 million, or 11.2% in fiscal 2014 compared to fiscal 2013. While the number of locations has varied, we believe we now operate with a stronger mix of clients. The increase in revenue was primarily due to growing the number of locations where we operate and a change in the mix of locations where we operate.

Cost of Culinary Contract Services

Cost of Culinary Contract Services includes the food, payroll and related, and other direct operating expenses associated with generating culinary contract sales. Cost of Culinary Contract Services increased approximately $1.3 million, or 8.8% in fiscal 2014 compared to fiscal 2013 due to an increase in culinary contract sales volume. Profit margin in our culinary contract services business (defined as Culinary Contract Services revenue less cost of Culinary Contract Services) expanded in dollar terms and as a percent of Culinary Contract Services sales as we have executed on our refined operating model of concentrating on clients able to enter into agreements where all operating costs are reimbursed to us and we charge a generally fixed fee. Our profit margin as percent of Culinary Contract Services revenue expanded to 12.8% in fiscal 2014 from 10.9% in fiscal year 2013.

Opening Costs

Opening costs include labor, supplies, occupancy, and other costs necessary to support the restaurant through its opening period. Opening costs were approximately $2.2 million in fiscal 2014 compared to approximately $0.8 million in fiscal 2013. Opening costs in fiscal 2014 included the cost associated with opening four Combo locations comprising a total of eight restaurants, six stand-alone Fuddruckers restaurants, and one stand-alone Luby’s Cafeteria. Opening costs in fiscal 2013 included the cost associated with opening one Combo location, comprising two restaurants, and five stand-alone Fuddruckers restaurants. Also included in Opening costs are the carrying costs for property slated for development.

Depreciation and Amortization

Depreciation expense increased $1.7 million in fiscal 2014 compared to fiscal 2013 due primarily to the investments made in new locations as well as the capital we have used for remodeling existing locations and to a lesser extent the full year impact of depreciating assets acquired with the Cheeseburger in Paradise brand in prior fiscal 2013 as well as depreciation associated with additional infrastructure and technology assets. The increase in depreciation due to investments made in new locations as well as the capital we have used for remodeling existing locations was mostly offset by certain existing assets reaching the end of their depreciable lives during fiscal 2014.

General and Administrative Expenses

General and administrative expenses include corporate salaries and benefits-related costs, including restaurant area leaders, share-based compensation, professional fees, travel and recruiting expenses and other office expenses. General and administrative expenses increased by approximately $2.8 million, or 8.8% in fiscal 2014 compared to fiscal 2013. The increase was due primarily to an increase in salary and benefits expense, outside professional services costs, technology and infrastructure costs, and corporate travel costs. As a percentage of total sales, general and administrative expenses increased to 8.9% in fiscal 2014 compared to 8.4% in fiscal 2013 primarily due to increases in the expenses enumerated above increasing at a greater rate than our ability to grow total sales in fiscal 2014.

Provision for asset impairments, net

The asset impairment of approximately $2.5 million in fiscal 2014 reflects the impairment of one owned Fuddruckers location, two leased Fuddruckers locations and six Cheeseburger in Paradise locations including goodwill related to Cheeseburger in Paradise and one favorable lease asset.

The asset impairment of approximately $0.6 million in fiscal 2013 is related to one location that is classified as property held for sale and to used equipment at our maintenance facility in Houston.

Net Loss (Gain) on Disposition of Property and Equipment

The disposition of property and equipment in fiscal 2014 resulted in a net gain of approximately $2.4 million, which included (1) the gain on the disposition of two owned Luby’s Cafeteria locations; offset by (2) normal asset retirement activity in our restaurants.

The disposition of property and equipment in fiscal 2013 resulted in a net gain of approximately $1.7 million, which included (1) proceeds from the eminent domain disposition of part of a parking lot at a Luby’s Cafeteria location; (2) the gain on disposal at a Koo Koo Roo leased location, (3) a payment to us for exiting a lease at one cafeteria location prior to the contractual lease expiration date; offset by (4) normal asset retirement activity in our restaurants.

Interest Income

Interest income was $6 thousand in fiscal 2014 compared to $9 thousand in fiscal 2013.

Interest Expense

Interest expense in fiscal 2014 increased approximately $0.3 million compared to fiscal 2013 on higher average debt balances.

Other Income, Net

Other income, net, consisted primarily of the following components: net rental property income and expenses relating to property for which we are the landlord; prepaid sales tax discounts earned through our participation in state tax prepayment programs; and oil and gas royalty income.

Other income, net, was approximately $1.1 million in fiscal 2014 and $1.0 million in fiscal 2013. The increase was primarily related to an increase in net rental income on property for which we are the landlord.

Taxes

The income tax benefit related to continuing operations for fiscal 2014 was $1.7 million compared to income tax expense of $1.8 million for fiscal 2013. The benefit for income taxes in fiscal 2014 reflects the tax effect of the pre-tax loss for the year adjusted for state income taxes, general business and foreign tax credits.

Discontinued Operations

The loss from discontinued operations was $1.8 million in fiscal 2014 compared to a loss of $1.4 million in fiscal 2013. The loss of $1.8 million in fiscal 2014 included (1) $1.6 million in “carrying costs” (typically rent, property taxes, utilities, and maintenance) associated with assets that were related to discontinued operations, (2) impairment charges of $1.2 million for certain assets related to discontinued operations and (3) a $1.0 million income tax benefit related to discontinued operations. The loss of $1.4 million in fiscal 2013 included (1) $1.3 million in “carrying costs” (typically rent, property taxes, utilities, and maintenance) associated with assets that were related to discontinued operations; (2) impairment charges of $0.6 million for certain assets related to discontinued operations; offset by (3) a $0.5 million income tax benefit related to discontinued operations.

Fiscal 2013 (52 weeks) compared to Fiscal 2012 (52 weeks)

Sales

Total company sales increased approximately $34.1 million, or 9.7%, in fiscal 2013 compared to fiscal 2012, consisting primarily of a $35.5 million increase in restaurant sales, offset by a $1.0 million decrease in CCS sales, a $0.3 million decrease in franchise revenue, and a $0.1 million decrease in vending income.

The Company operates with three reportable operating segments: Company owned restaurants, franchise operations, and Culinary Contract Services.

Company Owned Restaurants

Restaurant Sales

Restaurant sales increased approximately $35.5 million in fiscal 2013 compared to fiscal 2012. The increase in restaurant sales included a $29.6 million contribution from the 18 Cheeseburger in Paradise restaurants, a $1.5 million decrease in sales at Luby’s Cafeteria branded restaurants and a $4.0 million increase in sales from Fuddruckers branded restaurants offset by a $1.9 million decrease in Koo Koo Roo branded restaurants.

On a same store basis, restaurant sales were unchanged for fiscal 2013 compared to fiscal 2012. The unchanged same-store sales level is primarily due to a continued very competitive operating environment and greater levels of economic uncertainty. Maintaining our level of same store sales was achieved by growth in certain areas of our business, such as catering orders, remodeled restaurants, and in certain geographical markets where we have been able to grow sales, as well as through sustained marketing efforts. These areas of sales growth were offset by other markets where sales growth proved more challenging.

Cost of Food

Food costs increased approximately $12.7 million, or 14.0%, in fiscal 2013 compared to fiscal 2012 due primarily to the addition of new restaurants, including 18 Cheeseburger in Paradise-branded stores. Food commodity prices for our basket of food commodity purchases were also higher due to a 3% increase for our Luby’s Cafeteria branded restaurants. Food commodity costs at our cafeteria restaurants were higher across all product categories except for oils and shortenings. The basket of food commodity purchases at Fuddruckers branded restaurants was stable in fiscal 2013 compared to fiscal 2012 as higher commodity prices for poultry, buns, and produce were completely offset by the modest price decreases in our core beef products. In addition, total food rebates were lower by approximately $0.4 million in fiscal 2013 compared to fiscal 2012. As a percentage of restaurant sales, food cost increased 0.8% to 28.6% in fiscal year 2013 compared to 27.9% in fiscal 2012. Removing the impact of Cheeseburger in Paradise, food costs as a percentage of sales increased 0.5% to 28.3% in fiscal 2013 compared to 27.9% in fiscal 2012. Removing the impact of Cheeseburger in Paradise and removing the impact of lower food rebates, our core food cost as a percentage of sales increased by 0.3% to 28.7% in fiscal 2013 compared to 28.4% in fiscal 2012.

Payroll and Related Costs

Payroll and related costs increased approximately $11.6 million, or 10.3% in fiscal 2013 compared to fiscal 2012. Hourly labor costs increased approximately $8.4 million in fiscal 2013 compared to fiscal 2012 due primarily to the addition of new restaurants, including 18 Cheeseburger in Paradise branded stores, as well as the typically higher initial labor costs associated with new restaurant openings. These labor cost increases were offset by improvements in labor costs at existing restaurants where refined scheduling techniques adopted in fiscal 2012 at our cafeteria restaurants were continued in fiscal 2013 and also deployed into our Fuddruckers restaurants. These enhanced labor scheduling processes include the ability to react more quickly to changes in customer traffic. Restaurant management labor costs increased $3.2 million in fiscal 2013 compared to fiscal 2012 due primarily to the addition of new restaurants, including the 18 Cheeseburger in Paradise branded restaurants. As a percentage of restaurant sales, Payroll and Related costs decreased 0.2% to 34.4% in fiscal 2013 compared to 34.6% in fiscal 2012. Removing the impact of Cheeseburger in Paradise, Payroll and Related costs as a percentage of sales decreased 0.5% to 34.2% from 34.6% in fiscal 2012. The decrease as a percentage of sales was achieved primarily by refined scheduling techniques noted above.

Other Operating Expenses

Other operating expenses primarily include restaurant-related expenses for utilities, repairs and maintenance, advertising, insurance, and services. Other operating expenses increased approximately $10.9 million, or 20.2%, in fiscal 2013 compared to fiscal 2012 due in part to an $6.7 million increase from the addition of 18 Cheeseburger in Paradise branded restaurants. Other operating expenses at our Luby’s Cafeteria and Fuddruckers branded restaurants increased $4.2 million due to a net increase in restaurant locations and (1) an approximate $1.2 million increase in utility expense as we realized higher electricity and gas rates; (2) an approximate $1.4 million higher marketing and advertising expense due to increased billboard advertising, direct mail programs, local sponsorships, and enhanced point-of-purchase advertising; (3) an approximate $1.2 million increase in restaurant services, including higher credit card fees due to increased use of credit cards, deployment of new hardware and software into the restaurant operating environment, and higher beverage dispensing costs with the rollout of our Coke FreeStyle offering; (4) $0.9 million higher restaurant supplies and other costs, including increases in food to go packaging to support higher catering volumes; offset by (5) approximately $0.5 million lower repairs and maintenance expense. As a percentage of restaurant sales, Other operating expenses increased 1.4%, to 18.0%, in fiscal year 2013 compared to 16.6% in fiscal 2012. Removing the impact of Cheeseburger in Paradise, Other operating expenses as a percent of sales increased 1.0% to 17.6% in fiscal 2013 compared to 16.6% in fiscal 2012.

Occupancy Costs

Occupancy costs increased approximately $2.9 million in fiscal 2013 compared to fiscal 2012, in large part due to the 18 acquired Cheeseburger in Paradise branded restaurants contributing $2.2 million in occupancy costs from the acquisition date of December 6, 2012 through the end of fiscal 2013. New leased Fuddruckers locations contributed another $0.4 million to Occupancy costs. Certain locations also realized higher property tax expenses contributing to higher overall Occupancy cost.

Franchise Operations

We offer franchises for the Fuddruckers brand. Franchises are sold in markets where expansion is deemed advantageous to the development of the Fuddruckers concept and system of restaurants. Franchise revenue includes (1) royalties paid to us as the franchisor for the Fuddruckers brand; (2) franchise fees paid to us when franchise development agreements are executed and when franchise units are opened for business or transferred to new owners. Franchise revenue decreased $0.3 million in fiscal 2013 compared to fiscal 2012 which included a $0.2 million decrease in franchise fees and a $0.1 million decrease in franchise royalties. During the year, there were nine franchise units that closed on a permanent basis. We ended fiscal 2013 with 116 Fuddruckers franchise restaurants. As of November 4, 2013, we were the franchisor to 115 franchisee owned and operated restaurants.

Culinary Contract Services

CCS is a business line servicing healthcare, higher education, and corporate dining clients. The healthcare accounts are full service and typically include in-room delivery, catering, vending, coffee service and retail dining. This business line varied between 18 and 21 client locations through fiscal 2013 and also between 18 and 21 client locations in 2012. In fiscal 2012, we refined our operating model by concentrating on clients able to enter into agreements where all operating costs are reimbursed to us and we charge a generally fixed fee. These agreements typically present lower financial risk to the company.

Culinary Contract Services Revenue

Culinary Contract Services revenue decreased $1.0 million, or 5.7% in fiscal 2013 compared to fiscal 2012. While the number of locations has varied, we believe we now operate with a stronger mix of clients. The decrease in revenue was primarily due to operations ceasing at one high volume location and a change in the mix of locations where we operate.

Cost of Culinary Contract Services

Cost of Culinary Contract Services includes the food, payroll and related, and other direct operating expenses associated with generating culinary contract sales. Cost of Culinary Contract Services decreased approximately $1.7 million, or 10.1%, in fiscal 2013 compared to fiscal 2012 due to a decrease in culinary contract sales volume. Profit margin in our culinary contract services business (defined as Culinary Contract Services Revenue less Cost of Culinary Contract Services) expanded in dollar terms and as a percent of Culinary Contract Services sales as we have executed on our refined operating model of concentrating on clients able to enter into agreements where all operating costs are reimbursed to us and we charge a generally fixed fee. Our profit margin as percent of Culinary Contract Services Revenue expanded to 10.9% in fiscal 2013 from 6.6% in fiscal 2012.

Opening Costs

Opening costs include labor, supplies, occupancy, and other costs necessary to support the restaurant through its opening period. Opening costs were approximately $0.8 million in fiscal 2013 compared to approximately $0.4 million in fiscal 2012. Opening costs in fiscal 2013 included the cost associated with opening four Fuddruckers restaurants and one Luby’s Cafeteria restaurant, as well as the carrying costs for property slated for development. Opening costs in fiscal 2012 included the cost associated with opening three Fuddruckers restaurants and one Luby’s Cafeteria restaurant, as well as the carrying costs for property slated for development.

Depreciation and Amortization

Depreciation expense increased $0.5 million in fiscal 2013 compared to fiscal 2012 due primarily to the addition of Cheeseburger in Paradise assets to the depreciable base. The increase in depreciation due to investments made in new locations as well as the capital we have used for remodeling existing locations was mostly offset by certain existing assets reaching the end of their depreciable lives during fiscal 2013.

General and Administrative Expenses

General and administrative expenses include corporate salaries and benefits-related costs, including restaurant area leaders, share-based compensation, professional fees, travel and recruiting expenses and other office expenses. General and administrative expenses increased by approximately $1.4 million, or 4.6%, in fiscal 2013 compared to fiscal 2012, due primarily to the inclusion of Cheeseburger in Paradise which contributed $1.3 million in general and administrative expenses. Included in these costs is approximately $0.7 million related to the acquisition and integration of Cheeseburger in Paradise. The remaining increase of $0.1 million was primarily due to higher payments to outside legal and professional service providers offset by lower salary, benefits, and incentive expense. Fiscal 2012 also included a non-recurring receipt of approximately $0.3 million for a settlement in our favor from a class action suit related to credit card interchange fees that was recorded in the quarter ended November 23, 2011. As a percentage of total sales, general and administrative expenses decreased to 8.4% in fiscal 2013 compared to 8.8% in fiscal 2012 primarily due to our ability to leverage our corporate overhead over the larger sales volume resulting from the acquisition of 23 Cheeseburger in Paradise restaurants as well as the sales volume from new Luby’s Cafeteria and Fuddruckers restaurants.

Provision for asset impairments, net

The asset impairment of approximately $0.6 million in fiscal 2013 is related to one location that is classified as property held for sale and to used equipment at our maintenance facility in Houston.

The asset impairment of approximately $0.5 million in fiscal 2012 related to one terminated CCS location, and two leased restaurant properties that we continued to operate at the end of fiscal 2013.

Net Loss (Gain) on Disposition of Property and Equipment

The disposition of property and equipment in fiscal 2013 resulted in a net gain of approximately $1.7 million, which included (1) proceeds from the eminent domain disposition of part of a parking lot at a Luby’s Cafeteria location; (2) the gain on disposal at a Koo Koo Roo leased location, (3) a payment to us for exiting a lease at one cafeteria location prior to the contractual lease expiration date; offset by (4) normal asset retirement activity in our restaurants.

The disposition of property and equipment in fiscal 2012 resulted in a net loss of approximately $0.3 million, which included normal asset retirement activity in our restaurant units as well as the loss on disposition of assets at two restaurant locations that closed during fiscal 2012

Interest Income

Interest income was $9 thousand in fiscal 2013 and fiscal 2012.

Interest Expense

Interest expense in fiscal 2013 decreased approximately $22 thousand compared to fiscal 2012 on similar average debt balances and interest rates

Other Income, Net

Other income, net, consisted primarily of the following components: net rental property income and expenses relating to property for which we are the landlord; prepaid sales tax discounts earned through our participation in state tax prepayment programs; and oil and gas royalty income.

Other income, net, was approximately $1.0 million in fiscal 2013 and $1.1 million fiscal 2012.

Taxes

The income tax expense related to continuing operations for fiscal 2013 was $1.8 million compared to income tax expense of $1.7 million for fiscal 2012. The expense for income taxes in fiscal 2013 reflects the tax effect of the pre-tax income for the year adjusted for state income taxes, general business and foreign tax credits, and the current year realization of previously unrecognized tax benefit of $0.2 million. Income taxes in fiscal 2012 included a valuation allowance release of $2.6 million offset by an expense for unrecognized tax benefits of $0.9 million The reversal of the valuation allowance amounts in fiscal 2012 were based upon continued improvement in current and projected operational performance, our ability to utilize net operating loss (“NOL”) amounts through carryforward and carryback, as well as recent income from continuing operations. This positive and negative evidence was weighed, and in each year an increasing portion of our deferred tax assets were determined to be realizable, on a more likely than not basis, resulting in reductions of the valuation allowance.

Discontinued Operations

The loss or income from discontinued operations was a $1.4 million loss in fiscal 2013 compared to a loss of $0.6 million in fiscal 2012. The loss of $1.4 million in fiscal 2013 included (1) $1.3 million in losses associated with five discontinued Cheeseburger in Paradise restaurants as well as the “carrying costs” (typically rent, property taxes, utilities, and maintenance) associated with assets that were related to discontinued operations, (2) impairment charges of $0.6 million for certain assets related to discontinued operations and (3) a $0.5 million income tax benefit related to discontinued operations. The loss of $0.6 million in fiscal 2012 included (1) $0.7 million in “carrying costs” (typically rent, property taxes, utilities, and maintenance) associated with assets that were related to discontinued operations; (2) impairment charges of $0.9 million for certain assets related to discontinued operations; offset by (3) $0.5 million in gains on sales of assets related to discontinued assets and (4) a $0.4 million income tax benefit related to discontinued operations.

LIQUIDITY AND CAPITAL RESOURCES

Cash and Cash Equivalents

General. Our primary sources of short-term and long-term liquidity are cash flows from operations and our revolving credit facility.

Cash and cash equivalents increased $1.3 million as of the end of fiscal 2014 compared to the end of fiscal 2013. Cash provided by operating activities of $20.4 million and cash provided by financing activities of $22.9 million was offset by cash used in investing activities of $42.0 million.

Cash flow from operations was favorably impacted by increased total revenue in fiscal 2014 compared to fiscal 2013 but unfavorably impacted by increased cost of food, payroll and related costs, occupancy costs and other operating costs. We increased our net borrowings from our revolving credit facility in fiscal 2014 compared to fiscal 2013 primarily due to increases in our capital expenditures. We plan to continue the level of capital expenditures necessary to keep our restaurants attractive and operating efficiently.

Cash and cash equivalents increased $0.3 million as of the end of fiscal 2013 compared to the end of fiscal 2012. Cash provided by operating activities of $29.4 million and cash provided by financing activities of $6.3 million was offset by cash used in investing activities of $35.5 million.

Cash flow from operations was favorably impacted by increased total revenue in fiscal 2013 compared to fiscal 2012 but unfavorably impacted by increased cost of food, payroll and related costs, occupancy costs and other operating costs. We increased our net borrowings from our revolving credit facility in fiscal 2013 compared to fiscal 2012 primarily due to the purchase of Cheeseburger in Paradise. We also increased our capital expenditures and we plan to continue the level of capital expenditures necessary to keep our restaurants attractive and operating efficiently.

Our cash requirements for fiscal 2014 consisted principally of:

●	payments to reduce our debt;
●	capital expenditures for construction, restaurant renovations and upgrades, information technology and culinary contract services development; and
●	working capital primarily for our company-owned restaurants and culinary contract services agreements.

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

The following table summarizes our cash flows from operating, investing and financing activities:

	Fiscal Year Ended
	August 27, 2014	August 28, 2013	August 29, 2012
	(In thousands)
Total cash provided by (used in):
Operating activities	$20,439	$29,442	$29,262
Investing activities	(42,031)	(35,467)	(20,790)
Financing activities	22,852	6,330	(8,501)
Increase (decrease) in cash and cash equivalents	$1,260	$305	$(29)

Operating Activities. Cash flow from operating activities decreased from $29.4 million in fiscal 2013 to $20.4 million in fiscal 2014. The $9.0 million decrease in cash flow from operating activities was primarily due to a $7.2 million decrease in cash provided by operations before changes in operating assets and liabilities and a $1.8 million decrease in cash provided by changes in operating assets and liabilities.

The $7.2 million decrease in cash flow from operating activities before changes in operating assets and liabilities was primarily due to a $2.9 million decrease in company-owned restaurant segment level profit, a $1.4 million increase in opening costs, a $2.8 million increase in general and administrative costs, a $0.5 million increase in operating losses from discontinued operations and $0.3 million increase in interest expense offset by a $0.6 million increase in CCS profit and a $0.1 million increase in franchise segment level profit.

The $1.8 million decrease in cash provided by changes in operating assets and liabilities was due to a $2.7 million decrease in the change of accounts payable, accrued expenses and other assets offset by a $0.9 million decrease in the change of trade accounts and other receivables and food and supply inventories in fiscal 2014 compared to fiscal 2013.

Cash flow from operating activities increased from $29.3 million in fiscal 2012 to $29.4 million in fiscal 2013. The $0.1 million increase in cash flow from operating activities was primarily due to a $0.6 million increase in Culinary Contract Services profit offset by an $0.3 million decrease in franchise segment level profit. Total revenue was $40.3 million higher in fiscal 2013 than fiscal 2012, offset by higher cost of food, payroll and related costs, occupancy costs and other operating costs of $40.2 million net of noncash accrued expense of $4.4 million in fiscal 2013 compared to fiscal 2012. Other operating costs include repairs and maintenance, utilities, services, occupancy costs and insurance costs.

Investing Activities. We generally reinvest available cash flows from operations to develop new restaurants, enhance existing restaurants and to support culinary contract services. Cash used by investing activities was $42.0 million in fiscal 2014 compared to cash used in investing activities of $35.5 million in fiscal 2013. In fiscal 2014, proceeds from disposal of assets, insurance and property held for sale was $4.1 million including $0.4 million related to discontinued operations. In fiscal 2014, purchases of property and equipment were $46.2 million, including $42.5 million in capital expenditures related to company-owned restaurants, $3.6 million in corporate related capital expenditures and $0.1 million in capital expenditures related to CCS. Company-owned restaurant capital expenditures included purchases of new equipment and new restaurant construction. Our capital expenditure program includes, among other things, investments in new restaurants and CCS locations, restaurant remodeling, and information technology enhancements.

In fiscal 2013 we purchased Cheeseburger in Paradise for $10.2 million. Cash used by investing activities was $35.5 million in fiscal 2013 compared to cash used in investing activities of $20.8 million in fiscal 2012. In fiscal 2013, proceeds from disposal of assets, insurance and property held for sale was $6.0 million including $1.7 million related to discontinued operations. In fiscal 2013, purchases of property and equipment were $31.3 million, including $30.7 million in capital expenditures related to company-owned restaurants, $0.5 million in corporate related capital expenditures and $0.1 million in capital expenditures related to culinary contract services. Company-owned restaurant capital expenditures included purchases of new equipment and new restaurant construction. Our capital expenditure program includes, among other things, investments in new restaurants and Culinary Contract Services locations, restaurant remodeling, and information technology enhancements.

Financing Activities. Cash provided by financing activities was $23.0 million in fiscal 2014 and in fiscal 2013 cash provided by financing activities was $6.3 million. In fiscal 2014 we increased debt from $19.2 million at August 28, 2013 to $42.0 million at August 27, 2014. In fiscal 2013 we increased debt from $13.0 million at the August 29, 2012 to $19.2 million at August 28, 2013.

Status of Long-Term Investments and Liquidity

At August 27, 2014, we did not hold any long-term investments.

Status of Trade Accounts and Other Receivables, Net

We monitor the aging of our receivables, including Fuddruckers franchising related receivables, and record provisions for uncollectability, as appropriate. Credit terms of accounts receivable associated with our CCS business vary from 30 to 45 days based on contract terms.

Working Capital

Current assets increased $0.3 million including a $1.3 million increase in cash. Food and supply inventories increased $0.5 million. Prepaid expenses and deferred tax assets decreased $0.5 million and $1.0 million, respectively. The $0.5 million increase in food and supply inventory was primarily due to equipment and supplies to open new restaurants. The $0.5 million decrease in prepaid expenses was primarily due to prepaid insurance and the $1.0 million decrease in deferred tax assets was primarily due to our realization of deferred tax assets in fiscal year 2014.

Current liabilities increased $4.0 million due to a $2.6 million increase in accounts payable and accrued expenses and other liabilities of $1.4 million. The $2.6 million increase in accounts payable was due to a $1.5 million increase in checks in transit and a $1.1 million increase in accrued purchases. The increase of $1.4 million in accrued expenses and other liabilities is a result of increases in accruals for expenses in salaries and incentives of $0.9 million, deferred franchise fees of $0.8 million, unredeemed gift cards of $0.2 million, deferred income taxes of $0.1 million, utilities of $0.1 million, and employee related insurance of $0.1 million offset by decreases in taxes other than income taxes of $0.3 million, and income taxes and other of $0.5 million.

Capital Expenditures

Capital expenditures consist of purchases of real estate for future restaurant sites, culinary contract services investments, new unit construction, purchases of new and replacement restaurant furniture and equipment, and ongoing remodeling programs. Capital expenditures for fiscal 2014 were approximately $46.2 million and related to recurring maintenance of our existing units, to improvement of our culinary contract services business and the development of future restaurant sites. We expect to be able to fund all capital expenditures in fiscal 2015 using proceeds from the sale of assets, cash flows from operations and our available credit. We expect to spend approximately $20 to $25 million on capital expenditures in fiscal year 2015.

DEBT

Revolving Credit Facility

In August 2013, we entered into a revolving credit facility with Wells Fargo Bank, National Association, as Administrative Agent, and Amegy Bank, National Association, as Syndication Agent. The following description summarizes the material terms of the revolving credit facility, as subsequently amended on March 21, 2014 and November 7, 2014, (the revolving credit facility is referred to as the “2013 Credit Facility”). The 2013 Credit Facility is governed by the credit agreement dated as of August 14, 2013 (the “2013 Credit Agreement”) among us, the lenders from time to time party thereto, Wells Fargo Bank, National Association, as Administrative Agent, and Amegy Bank, National Association, as Syndication Agent. The maturity date of the 2013 Credit Facility is September 1, 2017.

The aggregate amount of the lenders’ commitments under the 2013 Credit Facility was $70.0 million as of August 28, 2013. The 2013 Credit Facility also provides for the issuance of letters of credit in a maximum aggregate amount of $5.0 million outstanding as of August 14, 2013 and $15.0 million outstanding at any one time with prior written consent of the Administrative Agent and the Issuing Bank. At August 27, 2014, under the 2013 Credit Facility, the total available borrowing capacity was up to $49.3 million after applying the Lease Adjusted Leverage Ratio limitation, the available borrowing capacity was $5.1 million.

The 2013 Credit Facility is guaranteed by all of our present subsidiaries and will be guaranteed by our future subsidiaries. In addition to the bank’s increased commitment under the 2013 Credit Agreement, it may be increased to a maximum commitment of $90 million.

At any time throughout the term of the 2013 Credit Facility, we have the option to elect one of two bases of interest rates. One interest rate option is the greater of (a) the Federal Funds Effective Rate plus 0.50%, or (b) prime, plus, in either case, an applicable spread that ranges from 0.75% to 2.25% per annum. The other interest rate option is the London InterBank Offered Rate plus a spread that ranges from 2.50% to 4.00% per annum. The applicable spread under each option is dependent upon the ratio of our debt to EBITDA at the most recent determination date.

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

The 2013 Credit Facility is secured by a perfected first priority lien on certain of our real property and all of the material personal property owned by us or any of our subsidiaries, other than certain excluded assets (as defined in the Credit Agreement). At August 27, 2014, the carrying value of the collateral securing the 2013 Credit Facility was $84.4 million.

The 2013 Credit Agreement, as amended, contains the following covenants among others:

●

maintenance of a ratio of (a) EBITDA minus $7.5 million (for maintenance capital expenditures) for the four fiscal quarters ending on the last day of any fiscal quarter to (b) the sum of (x) interest expense (as defined in the 2013 Credit Agreement) for such four fiscal-quarter-period plus (y) the outstanding principal balance of the loans as of the last day of such fiscal quarter divided by ten (the “Debt Service Coverage Ratio), of not less than 1.10 to 1.00 during the first, second and third fiscal quarters of fiscal 2015; 1.25 to 1.00 during the fourth fiscal quarter of fiscal 2015 and the first and second fiscal quarters of fiscal 2016; and 1.50 to 1.00 at all times thereafter.

●

maintenance of minimum net profit of $1.00 (1) for at least one of any two consecutive fiscal quarters starting with the third fiscal quarter of 2016, and (2) for any period of four consecutive fiscal quarters starting with the fourth fiscal quarter of 2015 (for the fiscal year 2015).

●

maintenance of a ratio of (a) the sum of (x) indebtedness as of the last day of any fiscal quarter plus (y) eight times rental expense for the four fiscal quarters ending on the last day of any fiscal quarter to (b) the sum of (x) EBITDA for such four fiscal-quarter-period plus (y) rental expense for such four fiscal-quarter-period (the “Lease Adjusted Leverage Ratio”) of  no more than (i) 5.75 to 1.00 during the first, second and third fiscal quarters of fiscal 2015, (ii) 5.50 to 1.00 during the fourth fiscal quarter of 2015, (iii) 5.25 to 1.00 during the first fiscal quarter of 2016, (iv) 5.00 to 1.00 during the second fiscal quarter of 2016 and, (v) 4.75 to 1.00 at all times thereafter.

●	capital expenditures limited to $25.0 million per year,
●	restrictions on incurring indebtedness, including certain guarantees and capital lease obligations,
●	restrictions on incurring liens on certain of our property and the property of our subsidiaries,
●	restrictions on transactions with affiliates and materially changing our business,
●	restrictions on making certain investments, loans, advances and guarantees,
●	restrictions on selling assets outside the ordinary course of business,
●	prohibitions on entering into sale and leaseback transactions,
●	restrictions on certain acquisitions of all or a substantial portion of the assets, property and/or equity interests of any person, including share repurchases and dividends.

At February 12, 2014, as the result of losses incurred from our recently acquired leaseholds operating as Cheeseburger in Paradise restaurants, we reported our second consecutive quarterly net profit below our required minimum net profit as defined in the credit agreement. As part of the March 21, 2014 amendment we received a waiver of non-compliance related to this minimum consecutive quarterly net profit debt covenant for the second quarter fiscal 2014. The November 2014 amendment revised the net profit, debt service, lease adjusted leverage ratio, borrowing rates, provided for a $25.0 million annual capital expenditure limit, and required liens to be perfected on all real property by January 31, 2015. Although we expect to meet the requirements of the Net Profit – Two Consecutive Quarters covenant in the future, non-compliance could have had a material adverse affect on our financial condition and would have represented an event of default under the 2013 Credit Agreement.

We were in compliance with the covenants contained in the 2013 Credit Agreement as of August 27, 2014.

The 2013 Credit Agreement also includes customary events of default. If a default occurs and is continuing, the lenders’ commitments under the 2013 Credit Facility may be immediately terminated and/or we may be required to repay all amounts outstanding under the 2013 Credit Facility.

As of August 27, 2014, we had $42.0 million in outstanding loans and $1.1 million committed under letters of credit, which were issued as security for the payment of insurance obligations and $1.1 million in capital lease commitments.

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

Contractual Obligations

At August 27, 2014, we had contractual obligations and other commercial commitments as described below:

	Payments due by Period
Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	After 5 Years
	(In thousands)
Long-term debt (a)	$42,000	$—	$42,000	$—	$—
Capital lease and other obligations(b)	1,260	481	779	—	—
Operating lease obligations (c)	69,873	12,219	18,804	12,696	26,154
Uncertain tax positions liability (d)	62	62	—	—	—
Total	$113,195	$12,762	$61,583	$12,696	$26,154

	Amount of Commitment by Expiration Period
Other Commercial Commitments	Total	Fiscal 2015	Fiscal 2016-2017	Fiscal 2017-2018	Thereafter
	(In thousands)
Letters of credit	$1,102	$1,102	$—	$—	$—

(a)	Long-term debt consists of amounts owed on the 2013 credit facility.

(b)	Capital lease obligations contain leases for equipment ranging from one to two years and note relating to Fuddruckers Tulsa purchase plus interest on note.

(c)	Operating lease obligations contain rent escalations and renewal options ranging from one to twenty-five years.

(d)	The timing and amounts of future cash payments related to these liabilities are uncertain.

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

Long-term liabilities reflected in our consolidated financial statements as of August 27, 2014 included amounts accrued for benefit payments under our supplemental executive retirement plan of $0.1 million, accrued insurance reserves of $0.7 million and deferred rent liabilities of $2.6 million.

We are also contractually obligated to our Chief Executive Officer pursuant to an employment agreement. See “Affiliations and Related Parties” below for further information.

AFFILIATIONS AND RELATED PARTIES

Affiliate Services

Our Chief Executive Officer, Christopher J. Pappas, and one of our directors and our former Chief Operating Officer, Harris J. Pappas, own two restaurant entities (the “Pappas entities”) that may provide services to Luby’s, Inc. and its subsidiaries, as detailed in the Amended and Restated Master Sales Agreement dated November 8, 2013 among us and the Pappas entities (the “Master Sales Agreement”).

Under the terms of the Master Sales Agreement, the Pappas entities continue to provide specialized (customized) equipment fabrication primarily for new construction and basic equipment maintenance, including stainless steel stoves, shelving, rolling carts, and chef tables. The total costs under the Master Sales Agreement of custom-fabricated and refurbished equipment were $4,000, zero, and $139,000 in fiscal 2014, 2013 and 2012, respectively. Services provided under this agreement are subject to review and approval by the Finance and Audit Committee of our Board of Directors.

Operating Leases

In the third quarter of fiscal 2004, Messrs. Pappas became partners in a limited partnership which purchased a retail strip center in Houston, Texas. Messrs. Pappas collectively own a 50% limited partner interest and a 50% general partner interest in the limited partnership. A third party company manages the center. One of our restaurants has rented approximately 7% of the space in that center since 1969. No changes were made to our lease terms as a result of the transfer of ownership of the center to the new partnership. We made payments of approximately $388,000, $426,000 and $332,000 during fiscal 2014, 2013 and 2012, respectively, pursuant to the terms of the lease agreement, which currently includes an annual base rate of $14.64 per square foot per year plus maintenance taxes and insurance.

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

Affiliated rents paid for the Houston property lease represented 2.3%, 2.7% and 2.6% of total rents for continuing operations in fiscal 2014, 2013 and 2012, respectively.

As of March 12, 2014, one location was purchased from a prior landlord by Pappas Restaurants, Inc., a 100% undivided interest. No changes were made to our lease terms as a result of the transfer of ownership.

The following table compares current and prior fiscal year-to-date charges incurred under the Master Sales Agreement, affiliated property leases and other related party agreements to our total capital expenditures, as well as relative general and administrative expenses and Other operating expenses included in continuing operations:

	Year Ended
	August 27, 2014	August 28, 2013	August 29, 2012
	(364 days)	(364 days)	(364 days)
	(In thousands)
AFFILIATED COSTS INCURRED:
General and administrative expenses—professional and other costs	$—	$50	$50
Capital expenditures—custom-fabricated and refurbished equipment	4	—	139
Other operating expenses, occupancy costs and opening costs, including property leases	388	426	332
Total	$392	$476	$521
RELATIVE TOTAL COMPANY COSTS:
General and administrative expenses	$35,038	$32,217	$30,808
Capital expenditures	46,184	31,339	25,845
Other operating expenses, occupancy costs and opening costs	92,044	86,713	72,499
Total	$173,266	$150,269	$129,152
AFFILIATED COSTS INCURRED AS A PERCENTAGE OF RELATIVE TOTAL COMPANY COSTS	0.23%	0.32%	0.40%

On January 24, 2014, the Company entered into a new employment agreement (the “Employment Agreement”) with Christopher J. Pappas, the Company’s President and Chief Executive Officer. The Employment Agreement was unanimously approved by the Executive Compensation Committee (the “Committee”) of the Board as well as by the full Board.

The Employment Agreement provides for a term that began on January 24, 2014 and expires on December 31, 2014. Pursuant to the Employment Agreement, Mr. Pappas will devote his primary working time, attention, energies and business efforts to his duties to the Company.

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

Income Taxes

The estimated future tax effects of temporary differences between the tax bases of assets and liabilities and amounts reported in the accompanying consolidated balance sheets, as well as operating loss and tax credit carryforwards are recorded. Deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities (temporary differences) and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. We periodically review the recoverability of tax assets recorded on the balance sheet and assess the need for a valuation allowance by considering both positive and negative evidence. A valuation allowance related to a deferred tax asset is recorded when it is more likely than not that all or some portion of the deferred tax asset will not be realized. A three-year cumulative pre-tax loss is an example of negative evidence that raises doubt as to the realization of the deferred tax assets. The realization of such net deferred tax asset will generally depend on whether we will have sufficient taxable income of an appropriate character within the carryforward period permitted by the tax law.

General business tax credits carryovers are one of our more significant deferred tax asset items. These may be carried over up to twenty years in the future for possible utilization in the future. The carryover of general business tax credits and other credits were also impacted by amended federal returns, and subsequent to these filings, general business tax credit amounts carryover beginning in fiscal year 2002 and will begin to expire at the end of fiscal year 2022 through 2033, if not utilized by then.

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

Tangible Property Regulations

In September 2013, the U.S. Treasury issued final regulations addressing the tax consequences associated with the acquisition, production and improvement of tangible property and which are generally effective for taxable years beginning on or after January 1, 2014, which for the Company is its year beginning August 28, 2014. The Company plans to timely adopt these regulations in its fiscal 2015 and, at this time, has not evaluated the impact of these regulations on its consolidated financial statements.

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

For assets held for use, we estimate future cash flows using assumptions based on possible outcomes of the areas analyzed. If the undiscounted future cash flows are less than the carrying value of our location’s assets, we record an impairment based on an estimate of discounted cash flows. The estimates of future cash flows, based on reasonable and supportable assumptions and projections, require management’s subjective judgments. Assumptions and estimates used include operating results, changes in working capital, discount rate, growth rate, anticipated net proceeds from disposition of the property and if applicable, lease terms. The span of time for which future cash flows are estimated is often lengthy, increasing the sensitivity to assumptions made. The time span is longer and could be 20 to 25 years for newer properties, but only 5 to 10 years for older properties. Depending on the assumptions and estimates used, the estimated future cash flows projected in the evaluation of long-lived assets can vary within a wide range of outcomes. We consider the likelihood of possible outcomes in determining the best estimate of future cash flows. The measurement for such an impairment loss is then based on the fair value of the asset as determined by discounted cash flows. We operated 174 restaurants as of November 4, 2014 and periodically experience unanticipated changes in our assumptions and estimates. Those changes could have a significant impact on discounted cash flow models with a corresponding significant impact on the measurement of an impairment. Gains are not recognized until the assets are disposed.

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

NEW ACCOUNTING PRONOUNCEMENTS

In July 2012, the Financial Accounting Standards Board (”FASB”) issued Accounting Standards Update (“ASU”) No. 2012-02, Testing Indefinite-Lived Intangible Assets for Impairment (Topic 350). This pronouncement was issued to simplify how entities test for impairment of indefinite-lived intangible assets. Under this pronouncement, an entity has the option first to assess qualitative factors to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired. In conclusion of this assessment, if an entity finds that it is not more likely that not than an indefinite-lived intangible asset is impaired, then the entity is not required to take further action. However, is an entity concludes otherwise, then it is required to determine the fair value of the indefinite-lived intangible asset and perform the quantitative impairment test by comparing the fair value with the carrying amount in accordance with Accounting Standards Codification (“ASC”) Topic 350, “Intangibles—Goodwill and Other.” This pronouncement is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012 with early adoption permitted. The adoption of this pronouncement did not have a material impact on the Company’s consolidated financial statements.

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

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). This update provides a comprehensive new revenue recognition model that requires a company to recognize revenue to depict the transfer of goods or services to a customer at an amount that reflects the consideration it expects to receive in exchange for those goods or services. The guidance also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts. This update is effective for annual and interim periods beginning after December 15, 2016, which will require us to adopt these provisions in the first quarter of fiscal 2018. Early application is not permitted. This update permits the use of either the retrospective or cumulative effect transition method. We are evaluating the effect this guidance will have on our consolidated financial statements and related disclosures. We are evaluating the impact on the Company’s consolidated financial statements and have not yet selected a transition method.

In August 2014, the FASB issued ASU No 2014-15. The amendments in ASU 2014-15 are intended to define management’s responsibility to evaluate whether there is substantial doubt about an organization’s ability to continue as a going concern and to provide related footnote disclosures. Under GAAP, financial statements are prepared under the presumption that the reporting organization will continue to operate as a going concern, except in limited circumstances. The going concern basis of accounting is critical to financial reporting because it establishes the fundamental basis for measuring and classifying assets and liabilities. Currently, GAAP lacks guidance about management’s responsibility to evaluate whether there is substantial doubt about the organization’s ability to continue as a going concern or to provide related footnote disclosures. This ASU provides guidance to an organization’s management, with principles and definitions that are intended to reduce diversity in the timing and content of disclosures that are commonly provided by organizations today in the financial statement footnotes. The pronouncement is effective for fiscal years and interim periods within those fiscal years, after December 31, 2016. The adoption of this pronouncement is not expected to have a material impact on the Company’s financial statements.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risk from changes in interest rates affecting our variable-rate debt. As of fiscal year-end 2014, the total amount of debt subject to interest rate fluctuations outstanding under our Amended New Credit Facility was $42.0 million. Assuming an average debt balance of $42.0 million, a 1.0% increase in prevailing interest rates would increase our annual interest expense by $0.4 million.

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

Item  8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders

Luby’s, Inc.

We have audited the accompanying consolidated balance sheets of Luby’s, Inc. (a Delaware corporation) (and subsidiaries) (the "Company") as of August 27, 2014 and August 28, 2013, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended August 27, 2014. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Luby’s, Inc. and subsidiaries as of August 27, 2014 and August 28, 2013, and the results of their operations and their cash flows for each of the three years in the period ended August 27, 2014 in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of August 27, 2014, based on criteria established in the 1992 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated November 10, 2014 expressed an unqualified opinion.

/s/ GRANT THORNTON LLP

Houston, Texas

November 10, 2014

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders

Luby’s, Inc.

We have audited the internal control over financial reporting of Luby’s, Inc. (a Delaware corporation) (and its subsidiaries) (the "Company") as of August 27, 2014, based on criteria established in the 1992 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of August 27, 2014, based on criteria established in the 1992 Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of the Company as of and for the year ended August 27, 2014, and our report dated November 10, 2014 expressed an unqualified opinion on those financial statements.

/s/ GRANT THORNTON LLP

Houston, Texas

November 10, 2014

 Luby’s, Inc.

Consolidated Balance Sheets

	August 27, 2014	August 28, 2013
	(In thousands, except share data)
ASSETS
Current Assets:
Cash and cash equivalents	$2,788	$1,528
Trade accounts and other receivables, net	4,112	4,083
Food and supply inventories	5,556	4,908
Prepaid expenses	2,815	3,267
Assets related to discontinued operations	52	196
Deferred income taxes	587	1,635
Total current assets	15,910	15,617
Property held for sale	991	449
Assets related to discontinued operations	4,204	4,218
Property and equipment, net	213,492	190,497
Intangible assets, net	24,014	25,517
Goodwill	1,681	2,169
Deferred income taxes	11,294	7,923
Other assets	3,849	4,255
Total assets	$275,435	$250,645
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$26,269	$23,655
Liabilities related to discontinued operations	590	527
Accrued expenses and other liabilities	23,107	21,817
Total current liabilities	49,966	45,999
Credit facility debt	42,000	19,200
Liabilities related to discontinued operations	278	448
Other liabilities	8,167	7,865
Total liabilities	100,411	73,512
Commitments and Contingencies
SHAREHOLDERS’ EQUITY
Common stock, $0.32 par value; 100,000,000 shares authorized; Shares issued were 28,949,523 and 28,804,344, respectively; Shares outstanding were 28,449,523 and 28,304,344, respectively	9,264	9,217
Paid-in capital	27,356	26,065
Retained earnings	143,179	146,626
Less cost of treasury stock, 500,000 shares	(4,775)	(4,775)
Total shareholders’ equity	175,024	177,133
Total liabilities and shareholders’ equity	$275,435	$250,645

The accompanying notes are an integral part of these consolidated financial statements.

Luby’s, Inc.

Consolidated Statements of Operations

	Year Ended
	August 27, 2014	August 28, 2013	August 29, 2012
	(In thousands except per share data)
SALES:
Restaurant sales	$368,267	$360,001	$324,536
Culinary contract services	18,555	16,693	17,711
Franchise revenue	7,027	6,937	7,232
Vending revenue	532	565	618
TOTAL SALES	394,381	384,196	350,097
COSTS AND EXPENSES:
Cost of food	106,284	103,070	90,416
Payroll and related costs	127,792	123,864	112,279
Other operating expenses	68,820	64,918	54,007
Occupancy costs	21,060	21,012	18,097
Opening costs	2,164	783	395
Cost of culinary contract services	16,177	14,874	16,545
Depreciation and amortization	20,062	18,376	17,894
General and administrative expenses	35,038	32,217	30,808
Provision for asset impairments, net	2,498	615	451
Net loss (gain) on disposition of property and equipment	(2,357)	(1,723)	278
Total costs and expenses	397,538	378,006	341,170
INCOME FROM OPERATIONS	(3,157)	6,190	8,927
Interest expense	(1,247)	(920)	(942)
Other income, net	1,131	1,052	1,067
Income (loss) before income taxes and discontinued operations	(3,273)	6,322	9,052
Provision (benefit) for income taxes, net	(1,660)	1,775	1,654
Income (loss) from continuing operations	(1,613)	4,547	7,398
Income (loss) from discontinued operations, net of income taxes	(1,834)	(1,386)	(645)
NET INCOME (LOSS)	$(3,447)	$3,161	$6,753
Income (loss) per share from continuing operations:
Basic	$(0.06)	$0.16	$0.26
Assuming dilution	$(0.06)	$0.16	$0.26
Income (loss) per share from discontinued operations:
Basic	$(0.06)	$(0.05)	$(0.02)
Assuming dilution	$(0.06)	$(0.05)	$(0.02)
Net income (loss) per share:
Basic	$(0.12)	$0.11	$0.24
Assuming dilution	$(0.12)	$0.11	$0.24
Weighted-average shares outstanding:
Basic	28,812	28,618	28,351
Assuming dilution	28,812	28,866	28,429

The accompanying notes are an integral part of these consolidated financial statements.

 Luby’s, Inc.

Consolidated Statements of Shareholders’ Equity

(In thousands)

	Common Stock
	Issued		Treasury
	Shares	Amount	Shares	Amount	Paid-In Capital	Retained Earnings	Total Shareholders’ Equity
Balance at August 31, 2011	28,651	$9,168	(500)	$(4,775)	$23,772	$136,872	$165,037
Correction of prior years cumulative error	—	—	—	—	—	(160)	(160)
Revised Balance at August 31, 2011	28,651	$9,168	(500)	$(4,775)	$23,772	$136,712	$164,877
Net income for the year	—	—	—	—	—	6,753	6,753
Reduction in excess tax benefits from share-based compensation	—	—	—	—	(27)	—	(27)
Share-based compensation expense	26	8	—	—	787	—	795
Balance at August 29, 2012	28,677	$9,176	(500)	$(4,775)	$24,532	$143,465	$172,398
Net income for the year	—	—	—	—	—	3,161	3,161
Common stock issued under nonemployee director benefit plans	28	9	—	—	19	—	28
Common stock issued under employee benefit plans	80	26	—	—	350	—	376
Increase in excess tax benefits from share-based compensation	—	—	—	—	64	—	64
Share-based compensation expense	19	6	—	—	1,100	—	1,106
Balance at August 28, 2013	28,804	$9,217	(500)	$(4,775)	$26,065	$146,626	$177,133
Net loss for the year	—	—	—	—	—	(3,447)	(3,447)
Common stock issued under nonemployee director benefit plans	31	10	—	—	17	—	27
Common stock issued under employee benefit plans	63	20	—	—	78	—	98
Increase in excess tax benefits from share-based compensation	—	—	—	—	50	—	50
Share-based compensation expense	52	17	—	—	1,146	—	1,163
Balance at August 27, 2014	28,950	$9,264	(500)	$(4,775)	$27,356	$143,179	$175,024

The accompanying notes are an integral part of these consolidated financial statements.

 Luby’s, Inc.

Consolidated Statements of Cash Flows

	Year Ended
	August 27, 2014	August 28, 2013	August 29, 2012
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$(3,447)	$3,161	$6,753
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for asset impairments, net of gains/losses on property sales	1,347	(451)	1,084
Depreciation and amortization	20,221	18,571	17,974
Provision for doubtful accounts	—	—	382
Amortization of debt issuance cost	123	112	112
Non-cash compensation expense	125	404	—
Share-based compensation expense	1,163	1,106	795
(Increase) reduction in tax benefits from share-based compensation	(50)	(64)	27
Deferred tax expense (benefit)	(3,348)	522	(394)
Cash provided by operating activities before changes in operating asset and liabilities	16,134	23,361	26,733
Changes in operating assets and liabilities:
Decrease (increase) in trade accounts and other receivables	(29)	10	55
Decrease (increase) in food and supply inventories	(530)	(903)	629
Decrease (increase) in prepaid expenses and other assets	917	356	(1,186)
Increase in accounts payable, accrued expenses and other liabilities	3,947	6,618	3,031
Net cash provided by operating activities	20,439	29,442	29,262
CASH FLOWS FROM INVESTING ACTIVITIES:
Repayment (issuance) of note receivable	23	80	(177)
Acquisition of Cheeseburger in Paradise	—	(10,169)	—
Proceeds from disposal of assets, insurance proceeds and property held for sale	4,130	5,961	5,232
Purchases of property and equipment	(46,184)	(31,339)	(25,845)
Net cash used in investing activities	(42,031)	(35,467)	(20,790)
CASH FLOWS FROM FINANCING ACTIVITIES:
Credit facility borrowings	105,900	69,700	43,300
Credit facility repayments	(83,100)	(63,500)	(51,800)
Debt issuance costs	(123)	(338)	(1)
Tax benefit on stock option expense	50	64	—
Proceeds received on the exercise of employee stock options	125	404	—
Net cash provided by (used in) financing activities	22,852	6,330	(8,501)
Net increase (decrease) in cash and cash equivalents	1,260	305	(29)
Cash and cash equivalents at beginning of year	1,528	1,223	1,252
Cash and cash equivalents at end of year	$2,788	$1,528	$1,223

The accompanying notes are an integral part of these consolidated financial statements.

Luby’s, Inc.

Notes to Consolidated Financial Statements

Fiscal Years 2014, 2013 and 2012

Note 1. Nature of Operations and Significant Accounting Policies

Nature of Operations

Luby’s, Inc. is based in Houston, Texas. As of August 27, 2014, the Company owned and operated 174 restaurants, with 127 in Texas and the remainder in other states. In addition, the Company received royalties from 110 franchises as of August 27, 2014 located primarily throughout the United States. The Company’s owned and franchised restaurant locations are convenient to shopping and business developments as well as to residential areas. Accordingly, the restaurants appeal to a variety of customers at breakfast, lunch and dinner. Culinary Contract Services consists of contract arrangements to manage food services for clients operating in primarily three lines of business: health care, higher education and corporate dining.

Correction of Immaterial Errors in Previously Issued Financial Statements

In the second quarter of fiscal 2014, we identified accounting errors in prepaid assets and payroll related liabilities. The Company did not expense amounts related to these accounts properly in the appropriate prior periods. The errors impacted all prior reporting periods beginning in 2007. While these errors were not material to any previously issued annual or quarterly consolidated financial statements, management concluded that correcting the cumulative errors and related tax effects would have been material to consolidated financial statements for the three months and six months ended February 12, 2014 and to the expected results of operations for the fiscal year ending August 27, 2014. Management evaluated the cumulative impact of the errors on prior periods under the guidance in ASC 250-10 relating to SEC Staff Accounting Bulletin (“SAB”) Topic1.M, Assessing Materiality. The Company also evaluated the impact of correcting the errors through an adjustment to its financial statements and concluded, based on the guidance within ASC 250-10 relating to SAB Topic 1.N, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements, to revise its previously issued financial statements to reflect the impact of the correction of these errors when it files subsequent reports on Form 10-Q and Form 10-K. Accordingly, the Company revised its consolidated financial statements for the quarters ended February 12, 2014 and May 7, 2014 and for the years ended August 29, 2012 and August 28, 2013, to correct these errors. The prior period error corrections did not change the net cash flows provided by or used in operating, investing or financing activities previously reported. The cumulative effect on retained earnings as of August 31, 2011, was a reduction of $160,000, as reflected in the Statement of Shareholders Equity as of August 27, 2014.

Consolidated Balance Sheet.

The following tables presents the impact of the accounting errors on the Company’s previously-reported consolidated balance sheet for the year ended August 28, 2013 and August 29, 2012.

	Balance Sheet August 28, 2013 (In thousands)
	As Reported	Reclassifications[1]	Adjustments	Revised
ASSETS
Current Assets:
Cash and cash equivalents	$1,528	$-	$-	$1,528
Trade accounts and other receivables, net	4,083	-	-	4,083
Food and supply inventories	5,026	(118)	-	4,908
Prepaid expenses	3,183	(57)	141	3,267
Assets related to discontinued operations	21	175	-	196
Deferred income taxes	1,436	-	199	1,635
Total current assets	15,277	-	340	15,617
Property held for sale	449	-	-	449
Assets related to discontinued operations	4,189	29	-	4,218
Property and equipment, net	190,519	(22)	-	190,497
Intangible assets, net	25,517	-	-	25,517
Goodwill	2,169	-	-	2,169
Deferred income taxes	7,923	-	-	7,923
Other assets	4,262	(7)	-	4,255
Total assets	$250,305	$-	$340	$250,645
LIABILITIES AND SHAREHOLDER EQUITY
Current Liabilities:
Accounts payable	$23,655	$-	$-	$23,655
Liabilities related to discontinued operations	440	87	-	527
Accrued expenses and other liabilities	21,178	(87)	726	21,817
Total current liabilities	45,273	-	726	45,999
Credit facility debt	19,200	-	-	19,200
Liabilities related to discontinued operations	304	144	-	448
Other liabilities	8,010	(145)	-	7,865
Total liabilities	72,787	(1)	726	73,512
SHAREHOLDER'S EQUITY
Common Stock	9,217	-	-	9,217
Paid-in capital	26,065	-	-	26,065
Retained earnings	147,011	1	(386)	146,626
Less cost of treasury stock	(4,775)	-	-	(4,775)
Total shareholders' equity	177,518	1	(386)	177,133
Total liabilities and shareholders' equity	$250,305	$-	$340	$250,645

(1)

The results of operations, assets and liabilities for all units included in the Company's disposal plans discussed in Note 11 have been reclassified to discontinued operations in the statements of operations and balance sheets for all periods presented. Some table rows may not sum due to rounding.

	Balance Sheet August 29, 2012 (In thousands)
	As Reported	Reclassifications(1)	Adjustments	Revised
ASSETS
Current Assets:
Cash and cash equivalents	$1,223	$-	$-	$1,223
Trade accounts and other receivables, net	4,000	-	-	4,000
Food and supply inventories	3,561	-	-	3,561
Prepaid expenses	3,010	11	(262)	2,759
Assets related to discontinued operations	40	(11)	-	29
Deferred income taxes	1,932	-	135	2,067
Total current assets	13,766	-	(127)	13,639
Property held for sale	602	-	-	602
Assets related to discontinued operations	4,824	20	-	4,844
Property and equipment, net	173,653	(20)	-	173,633
Intangible assets, net	26,679	-	-	26,679
Goodwill	195	-	-	195
Deferred income taxes	9,354	-	-	9,354
Other assets	1,944	-	-	1,944
Total assets	$231,017	$-	$(127)	$230,890
LIABILITIES AND SHAREHOLDER EQUITY
Current Liabilities:
Accounts payable	$14,849	$1	$-	$14,850
Liabilities related to discontinued operations	411	2	-	413
Accrued expenses and other liabilities	20,677	(2)	135	20,810
Total current liabilities	35,937	1	135	36,073
Credit facility debt	13,000	-	-	13,000
Liabilities related to discontinued operations	1,133	(78)	-	1,055
Other liabilities (1)	8,288	77	-	8,364
Total liabilities (1)	58,358	$-	135	58,492
SHAREHOLDER'S EQUITY
Common Stock	9,176	-	-	9,176
Paid-in capital	24,532	-	-	24,532
Retained earnings (1)	143,726	-	(262)	143,465
Less cost of treasury stock	(4,775)	-	-	(4,775)
Total shareholders' equity	172,659	-	(262)	172,398
Total liabilities and shareholders' equity	$231,017	$-	$(127)	$230,890

(1)

The results of operations, assets and liabilities for all units included in the Company's disposal plans discussed in Note 11 have been reclassified to discontinued operations in the statements of operations and balance sheets for all periods presented. Some table rows may not sum due to rounding.

Consolidated Statements of Operations

The following table presents the impact of the accounting errors on the Company’s previously-reported consolidated Statement of operations for the fiscal year ended August 28, 2013:

	Fiscal Year Ended August 28, 2013 (In thousands)
	As Reported	Reclassifications(1)	Adjustments	Revised

Restaurant sales	$366,155	$(6,154)	$—	$360,001
Cost of food	104,993	(1,923)	—	103,070
Payroll and related costs	126,306	(2,500)	58	123,864
Other operating expenses	66,382	(1,497)	33	64,918
Occupancy costs	21,537	(525)	—	21,012
General and administrative expenses	32,121	3	93	32,217
Provision for income taxes	1,839	—	(64)	1,775
Income from continuing operations	4,222	445	(120)	4,547

(1)  Certain reclassification of amounts have been made to conform with the current year presentation for comparative purposes. The results of operations, assets and liabilities for all units included in the Company’s disposal plans discussed in Note 11 have been reclassified to discontinued operations in the statements of operations and balance sheets for all periods presented. Occupancy costs have been reclassified from Other operating expenses to a separate line item on the Consolidated Statements of Operations and group insurance, employer 401(k) matching and employee meal costs have been reclassified from Other operating expenses to Payroll and related costs to provide comparability to financial results reported by our peers in the industry.

The following table presents the impact of the accounting errors on the Company’s previously-reported consolidated Statement of operations for the fiscal year ended August 29, 2012:

	Fiscal Year Ended August 29, 2012 (In thousands)
	As Reported	Reclassifications(1)	Adjustments	Revised
Restaurant sales	$324,536	$-	$-	$324,536
Cost of foods	90,416	-	-	90,416
Payroll and related costs	110,161	2,095	23	112,279
Other operating expenses	74,084	(20,078)	1	54,007
Occupancy costs	-	18,097	-	18,097
General and administrative expenses	30,678	-	130	30,808
Provision (benefit) for income taxes	1,706	-	(52)	1,654
Income (loss) from continuing operations	7,558	(58)	(102)	7,398

(1)  Certain reclassification of amounts have been made to conform with the current year presentation for comparative purposes. The results of operations, assets and liabilities for all units included in the Company’s disposal plans discussed in Note 11 have been reclassified to discontinued operations in the statements of operations and balance sheets for all periods presented. Occupancy costs have been reclassified from Other operating expenses to a separate line item on the Consolidated Statement of Operations and group insurance, employer 401k matching and employee meal costs have been reclassified from Other operating expenses to Payroll and related costs to provide comparability to financial results reported by our peers in the industry.

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

Cost of CCS

The cost of CCS includes all food, payroll and related costs, and other operating expenses related to culinary contract service sales. All general and administrative expenses, depreciation and amortization, property disposal, asset impairment costs associated with CCS are reported within those respective lines as applicable.

Advertising Expenses

Advertising costs are expensed as incurred. Total advertising expense included in Other operating expenses was $4.6 million, $3.9 million and $2.4 million in fiscal 2014, 2013 and 2012, respectively.

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

Accounting Periods

The Company’s fiscal year ends on the last Wednesday in August. Accordingly, each fiscal year normally consists of 13 four-week periods, or accounting periods, accounting for 364 days in the aggregate. However, every fifth or sixth year, we have a fiscal year that consists of 53 weeks, accounting for 371 days in the aggregate; fiscal year 2011 was such a year. Each of the first three quarters of each fiscal year consists of three four-week periods, while the fourth quarter normally consists of four four-week periods. However, the fourth quarter of fiscal year 2011, as a result of the additional week, consisted of three four-week periods and one five-week period, accounting for 17 weeks, or 119 days, in the aggregate. Fiscal 2013 and 2012 both contained 52 weeks. Comparability between quarters may be affected by the varying lengths of the quarters, as well as the seasonality associated with the restaurant business.

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

Subsequent Events

Events subsequent to the Company’s fiscal year ended August 27, 2014 through the date of issuance of the financial statements are evaluated to determine if the nature and significance of the event warrants inclusion in the Company’s annual report.

Note 2. Acquisitions

Cheeseburger in Paradise

The Company through a subsidiary, Paradise Cheeseburgers, LLC, purchased 100% of the membership units of Paradise Restaurant Group, LLC and affiliated companies which operate Cheeseburger in Paradise brand restaurants (collectively, “Cheeseburger in Paradise”) on December 6, 2012 for $10.2 million in cash. The Company assumed $2.4 million of Cheeseburger in Paradise obligations, real estate leases and contracts. The Company funded the purchase with existing cash reserves and borrowings from its credit facility.

The Company believes the acquisition of Cheeseburger in Paradise will produce significant benefits. Whether we maintain and improve operations under the Cheeseburger in Paradise brand name or convert Cheeseburger in Paradise locations to Fuddruckers restaurants or other concepts or brands, the acquisition is expected to increase the Company’s market presence and opportunities for growth in sales, earnings and shareholder returns. The acquisition provides a complementary growth vehicle in the casual segment of the restaurant industry. The Company believes these factors support the amount of goodwill recorded as a result of the purchase price paid for the Cheeseburger in Paradise intangible and tangible assets, net of liabilities assumed.

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

The Company will amortize the fair value allocated to the license agreement and trade name over an expected accounting life of 15 years based on the expected use of its assets and the restaurant environment in which it is being used. The Company recorded approximately $10 thousand of amortization expense for the fiscal year ended August 27, 2014, which is classified as depreciation and amortization expense in the accompanying consolidated statement of operations. Because the value of these assets will be amortized using the straight-line method over 15 years, the annual amortization will be $17 thousand in future years.

A portion of the acquired lease portfolio contained favorable leases. Acquired lease terms were compared to current market lease terms to determine if the acquired leases were below or above the current rates tenants would pay for similar leases. The favorable lease assets totaled $2.6 million and are recorded in other assets and, after considering renewal periods, have an estimated weighted average life of approximately 19.1 years at August 27, 2014. There were determined to be no unfavorable leases. The favorable leases are amortized to rent expense on a straight line basis over the lives of the related leases. The Company recorded $126 thousand of amortization expense for the year ended August 27, 2014, which is classified as additional rent expense in the accompanying consolidated statement of operations.

The following table shows the prospective amortization of the favorable lease asset:

	Fiscal Year Ended
	August 26, 2015	August 31, 2016	August 30, 2017	August 29, 2018	August __ 2019
	(In thousands)
Favorable	$121	$121	$121	$121	$121

Annual depreciation expense will be approximately $0.5 million of the $6.4 million of property and equipment.

The Company also recorded an intangible asset for goodwill in the amount of $2.0 million. In fiscal, 2014, the Company impaired goodwill $0.5 million. Goodwill is considered to have an indefinite useful life and is not amortized but is tested for impairment at least annually. The total amount of goodwill is expected to be deductible for income tax purposes.

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

Included in the Consolidated Statement of Operations for fiscal 2013 were actual restaurant sales for Cheeseburger in Paradise of $35.7 million and loss from operations for Cheeseburger in Paradise of $1.8 million. Excluding first year integration costs of $0.7 million after-tax, the loss from operations related to Cheeseburger in Paradise included in the Consolidated Statement of Operations for the year ended August 28, 2013 was $1.1 million.

Note 3. Reportable Segments

The Company has three reportable segments: Company-owned restaurants, franchise operations and Culinary Contract Services.

Company-owned restaurants

Company-owned restaurants consists of several brands which are aggregated into one reportable segment because the nature of the products and services, the production processes, the customers, the methods used to distribute the products and services, the nature of the regulatory environment are alike, and store level profit margin is similar. The chief operating decision maker analyzes Company-owned restaurants at store level profit which is revenue less cost of food, payroll and related costs and other operating costs. The primary brands are Luby’s Cafeteria, Fuddruckers and Cheeseburger in Paradise with a couple of non-core restaurant locations under other brand names (i.e., Koo Koo Roo California Bistro). Both Luby’s Cafeteria and Fuddruckers are casual dining, counter service restaurants. Each restaurant is an operating segment because operating results and cash flow can be determined for each restaurant.

The total number of Company-owned restaurants at the end of fiscal years 2014, 2013 and 2012 was 174, 180, and 154, respectively.

Culinary Contract Services

CCS operation, branded as Luby’s Culinary Contract Services, consists of a business line servicing healthcare, higher education and corporate dining clients. The healthcare accounts are full service and typically include in-room delivery, catering, vending, coffee service and retail dining. CCS had contracts with long-term acute care hospitals, acute care medical centers, ambulatory surgical centers, behavioral hospitals, business and industry clients, and higher education institutions. Culinary Contract Services has the unique ability to deliver quality services that include facility design and procurement as well as nutrition and branded food services to our clients. The costs of Culinary Contract Services on the Consolidated Statements of Operations includes all food, payroll and related costs and Other operating expenses related to Culinary Contract Services sales.

The total number of Culinary Contract Services contracts at the end of fiscal 2014, 2013 and 2012 was 25, 21 and 18, respectively.

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

The number of franchised restaurants was 110 at fiscal end 2014, 116 at fiscal end 2013, 125 at fiscal end 2012.

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

	Years Ended
	August 27, 2014	August 28, 2013	August 29, 2012
	(In thousands)
Sales:
Company-owned restaurants	$368,799	$360,566	$325,154
Culinary contract services	18,555	16,693	17,711
Franchising	7,027	6,937	7,232
Total	$394,381	$384,196	$350,097
Segment level profit:
Company-owned restaurants	$44,843	$47,702	$50,355
Culinary contract services	2,378	1,819	1,166
Franchising	7,027	6,937	7,232
Total	$54,248	$56,458	$58,753
Depreciation and amortization:
Company-owned restaurants	$17,357	$16,417	$15,990
Culinary contract services	409	440	471
Franchising	767	767	767
Corporate	1,529	752	666
Total	$20,062	$18,376	$17,894
Total assets:
Company-owned restaurants	$220,793	$203,850	$182,162
Culinary contract services	2,724	3,547	3,774
Franchising	13,906	14,674	15,352
Corporate	38,012	28,574	29,601
Total	$275,435	$250,645	$230,889
Capital expenditures:
Company-owned restaurants	$43,075	$30,741	$19,077
Culinary contract services	64	95	292
Franchising	—	—	—
Corporate	3,045	503	6,476
Total	$46,184	$31,339	$25,845
Income (loss) before income taxes and discontinued operations:
Segment level profit	$54,248	$56,458	$58,753
Opening costs	(2,164)	(783)	(395)
Depreciation and amortization	(20,062)	(18,376)	(17,894)
General and administrative expenses	(35,038)	(32,217)	(30,808)
Provision for asset impairments, net	(2,498)	(615)	(451)
Net gain (loss) on disposition of property and equipment	2,357	1,723	(278)
Interest income	6	9	9
Interest expense	(1,247)	(920)	(942)
Other income, net	1,125	1,043	1,058
Total	$(3,273)	$6,322	$9,052

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

Non-recurring fair value measurements related to impaired property and equipment consisted of the following:

		Fair Value Measurement Using
	Year Ended August 27, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Impairments
	(In thousands)
Continuing Operations
Property and equipment related to company-owned restaurants	$6,446	—	—	$6,446	$(2,498)
Property and equipment related to corporate assets	—	—	—	—	—
					$(2,498)
Discontinued Operations
Property and equipment related to corporate assets	$1,144	—	—	$1,144	$(1,200)

		Fair Value Measurement Using
	Year Ended August 28, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Impairments
		(In thousands)
Continuing Operations
Property and equipment related to company-owned restaurants	$722	$—	$—	$722	$(462)
Property and equipment related to corporate assets	$447	$—	$—	$447	$(153)
					$(615)
Discontinued Operations
Property and equipment related to corporate assets	$3,159	$—	$—	$3,159	$(663)

		Fair Value Measurement Using
	Year Ended August 29, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Impairments
		(In thousands)
Continuing Operations
Property and equipment related to Culinary Contract Services	$57	$—	$—	$57	$(175)
Property and equipment related to company-owned restaurants	—	—	—	—	(276)
					(451)
Discontinued Operations
Property and equipment related to corporate assets	$2,683	$—	$—	$2,683	$(868)

 Note 5. Trade Receivables and Other

Trade and other receivables, net, consist of the following:

	August 27, 2014	August 28, 2013
	(In thousands)
Trade and other receivables	$2,940	$3,011
Franchise royalties and marketing and advertising receivables	705	793
Trade receivables, unbilled	979	865
Allowance for doubtful accounts	(512)	(586)
Total, net	$4,112	$4,083

The Company does not have a concentration of credit risk in total trade and other receivables, net. CCS receivable balance at August 27, 2014 was $2.9 million, primarily the result of 11 contracts with balances of $0.1 million to $0.7 million per contract entity. Contract payment terms for its CCS customers’ receivables are due within 30 to 45 days.

The Company recorded receivables related to Fuddruckers franchise operations royalty and marketing and advertising payments from the franchisees, as required by their franchise agreements. Franchise royalty and marketing and advertising fund receivables balance at August 27, 2014 was $0.7 million. At August 27, 2014, the Company had 110 operating franchise restaurants with no concentration of accounts receivable.

The change in allowances for doubtful accounts for each of the years in the three-year periods ended as of the dates below is as follows:

	Year Ended
	August 27, 2014	August 28, 2013	August 29, 2012
	(In thousands)
Beginning balance	$586	$678	$302
Provisions for doubtful accounts	61	(1)	382
Write-offs	(135)	(91)	(6)
Ending balance	$512	$586	$678

Note 6. Income Taxes

The following table details the categories of total income tax assets and liabilities for both continuing and discontinued operations resulting from the cumulative tax effects of temporary differences:

	August 27, 2014	August 28, 2013
	(In thousands)
Deferred income tax assets:
Workers’ compensation, employee injury, and general liability claims	$158	$261
Deferred compensation	354	196
Net operating losses	5	650
General business and foreign tax credits	8,911	7,630
Depreciation, amortization and impairments	1,379	—
Straight-line rent, dining cards, accruals, and other	3,719	3,786
Total deferred income tax assets	14,526	12,523
Deferred income tax liabilities:
Depreciation, amortization and impairments	—	1,323
Property taxes and other	1,576	1,591
Total deferred income tax liabilities	1,576	2,914
Net deferred income tax asset	$12,950	$9,609

The Company had deferred tax assets at August 27, 2014 of approximately $13.0 million, the most significant of which include the Company’s general business tax credits carryovers to future years of approximately $8.6 million of deferred tax assets, combined. This item may be carried forward up to twenty years for possible utilization in the future. The carryover of general business tax credits, beginning in fiscal 2002, will begin to expire at the end of fiscal 2022 through 2034, if not utilized by then.

Management has evaluated both positive and negative evidence, including its forecasts of the Company’s future operational performance and taxable income, adjusted by varying probability factors, in making a determination as to whether it is more likely than not that all or some portion of the deferred tax assets will be realized. Based on its analysis, management concluded that no valuation allowance was necessary as of the end of fiscal 2014, 2013, and 2012. The reversals of prior year’s valuation allowance amounts in fiscal 2011 and 2012 were based upon continued improvement in current and projected operational performance and the ability to utilize NOL amounts through carryforwards. This positive and negative evidence was weighed, and in each year, an increasing portion of the Company’s NOL and general business tax credits was determined to be realizable, on a more likely than not basis, with corresponding adjustments to the valuation allowance. The reductions of the valuation allowance in fiscal 2011 and 2012 are reported as part of the income tax expense (or benefit) included in income/(loss) from continuing operations for the year.

An analysis of the provision for income taxes for continuing operations is as follows:

	August 27, 2014	August 28, 2013	August 29, 2012
	(In thousands)
Current federal and state income tax expense	$371	$614	$1,631
Current foreign income tax expense	87	89	74
Deferred income tax expense (benefit)	(2,118)	1,072	(51)
Total income tax expense	$(1,660)	$1,775	$1,654

Relative only to continuing operations, the reconciliation of the expense (benefit) for income taxes to the expected income tax expense (benefit), computed using the statutory tax rate, was as follows:

	Year Ended
	August 27, 2014		August 28, 2013		August 29, 2012
	Amount	%	Amount	%	Amount	%
	(In thousands and as a percent of pretax income from continuing operations)
Income tax expense (benefit) from continuing operations at the federal rate	$(1,120)	34.0%	$2,149	34.0%	$3,078	34.0%
Permanent and other differences:
Federal jobs tax credits (wage deductions)	404	(12.3)	355	5.6	217	2.4
Stock options and restricted stock	54	(1.7)	50	0.8	141	1.6
Other permanent differences	185	(5.6)	68	1.1	128	1.4
State income tax, net of federal benefit	52	(1.6)	338	5.3	1,407	15.6
General Business Tax Credits	(1,187)	36.1	(1,043)	(16.5)	(639)	(7.1)
Other	(48)	1.5	(142)	(2.2)	(39)	(0.4)
Change in valuation allowance	—	—	—	—	(2,639)	(29.2)
Income tax expense from continuing operations	$(1,660)	50.4%	$1,775	28.1%	$1,654	18.3%

For the fiscal year ended August 27, 2014, including both continuing and discontinued operations, the Company is estimated to report federal taxable income of approximately $0.6 million. The Company utilized substantially all the remaining federal NOL’s in fiscal year 2014.

For the fiscal year ended August 28, 2013, including both continuing and discontinued operations, the Company generated federal taxable income of approximately $4.1 million. The Company utilized NOL carryovers from prior years to reduce the current year federal tax liability to zero.

For the fiscal year ended August 29, 2012, including both continuing and discontinued operations, the Company generated federal taxable income of approximately $10.3 million. The Company utilized NOL carryovers from prior years to reduce the current year federal tax liability to zero.

The IRS has periodically reviewed the Company’s federal income tax returns. The IRS concluded a review of the federal income tax return for fiscal year 2008 on March 12, 2011. The IRS made no changes to the return. The State of Texas examined the franchise tax filings for report years 2008 through 2011 based on accounting years 2007 through 2010 resulting in additional taxes of $33,000. The State of Louisiana is also examining the Company’s tax return filings resulting in additional taxes, interest and penalties of $0.3 million. There are no other examinations of income or franchise tax filings currently scheduled or underway.

Prior to fiscal 2010, the Company operated in five states and was subject to state and local income taxes in addition to federal income taxes. With the acquisition of Fuddruckers restaurants at the end of fiscal 2010 and Cheeseburger in Paradise in fiscal 2013, the Company has income tax filing requirements in over 30 states.

There were no payments of federal income taxes in fiscal 2011, 2012, 2013 or 2014. State income tax payments were approximately $0.5 million each year during fiscal 2011, 2012, 2013 and 2014.

The following table is a reconciliation of the total amounts of unrecognized tax benefits at the beginning and end of fiscal years 2012, 2013 and 2014 (in thousands):

Balance at August 31, 2011	$83
Increase (decrease) based on prior year tax positions	480
Interest Expense	407
Balance as of August 29, 2012	970
Increase (decrease) based on prior year tax positions	(273)
Interest Expense	72
Balance as of August 28, 2013	$769
Increase (decrease) based on prior year tax positions	(707)
Interest Expense	-
Balance as of August 27, 2014	$62

The unrecognized tax benefits would favorably affect the Company’s effective tax rate in future periods if they are recognized. There were no interest and penalties associated with unrecognized benefits as of August 27, 2014. The Company has included interest or penalties related to income tax matters as part of income tax expense (or benefit).

It is reasonably possible that the amount of unrecognized tax benefits with respect to our uncertain tax positions could significantly increase or decrease within 12 months. However, based on the current status of examinations, it is not possible to estimate the future impact, if any, to recorded uncertain tax positions as August 27, 2014.

Management believes that adequate provisions for income taxes have been reflected in the financial statements and is not aware of any significant exposure items that have not been reflected in the financial statements. Amounts considered probable of settlement within one year have been included in the accrued expenses and other liabilities in the accompanying consolidated balance sheet.

Tangible Property Regulations

In September 2013, the U.S. Treasury issued final regulations addressing the tax consequences associated with the acquisition, production and improvement of tangible property and which are generally effective for taxable years beginning on or after January 1, 2014, which for the Company is was year beginning August 28, 2014. The Company plans to timely adopt these regulations and, at this time, has not evaluated the impact of these regulations on its consolidated financial statements.

Note 7. Property and Equipment, Intangible Assets and Goodwill

The cost, net of impairment, and accumulated depreciation of property and equipment at August 27, 2014 and August 28, 2013, together with the related estimated useful lives used in computing depreciation and amortization, were as follows:

	August 27, 2014	August 28, 2013	Estimated Useful Lives (years)
	(In thousands)
Land	$69,767	$62,191	—
Restaurant equipment and furnishings	131,932	116,664	3 to 15
Buildings	181,535	172,342	20 to 33
Leasehold and leasehold improvements	40,835	39,108	Lesser of lease term or estimated useful life
Office furniture and equipment	7,537	7,444	3 to 10
Construction in progress	10,313	7,814	—
	441,919	405,563
Less accumulated depreciation and amortization	(228,427)	(215,066)
Property and equipment, net	$213,492	$190,497
Intangible assets, net	$24,014	$25,517	21
Goodwill	$1,681	$2,169

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

The Company recorded $6.0 million of accumulated amortization expense as of August 27, 2014 and $4.5 million of accumulated amortization expense as of August 28, 2013.

The Company recorded an intangible asset for goodwill in the amount of $0.2 million related to the acquisition of substantially all of the assets of Fuddruckers. The Company also recorded an intangible asset for goodwill in the amount of $2.0 million related to the acquisition of the membership units of Paradise Restaurant Group, LLC. Goodwill is considered to have an indefinite useful life and is not amortized. Goodwill was $1.7 million as of August 27, 2014 and $2.2 million as of August 28, 2013.

Generally accepted accounting principles in the United States require the Company to perform a goodwill impairment test annually and more frequently when negative conditions or a triggering event arise. In September 2011, the FASB issued amended guidance that simplified how entities test goodwill for impairment. After an assessment of certain qualitative factors, if it is determined to be more likely than not that the fair value of a reporting unit is less than its carrying amount, entities must perform the quantitative analysis of the goodwill impairment test. Otherwise, the quantitative test(s) become optional. The acquired goodwill starting testing for impairment one year from the date of acquisition which was in our second quarter ended February 12, 2014. We do not believe a triggering event occurred during fiscal 2013 which would require us to impair the goodwill acquired on December 6, 2012.

Note 8. Current Accrued Expenses and Other Liabilities

The following table sets forth current accrued expenses and other liabilities as of August 27, 2014 and August 28, 2013:

	August 27, 2014	August 28, 2013
	(In thousands)
Salaries, compensated absences, incentives, and bonuses	$6,504	$5,574
Operating expenses	1,280	1,180
Unredeemed gift cards and certificates	4,144	3,941
Taxes, other than income	6,943	6,501
Accrued claims and insurance	1,076	936
Income taxes, legal and other	3,160	3,685
Total	$23,107	$21,817

Note 9. Other Long-Term Liabilities

The following table sets forth other long-term liabilities as of August 27, 2014 and August 28, 2013:

	August 27, 2014	August 28, 2013
	(In thousands)
Workers’ compensation and general liability insurance reserve	$729	$634
Term debt	758	47
Deferred rent and unfavorable leases	6,450	7,097
Deferred compensation	125	136
Other	105	(48)
Total	$8,167	$7,866

Note 10. Debt

Revolving Credit Facility

As of August 27, 2014, the Company had $42.0 million in outstanding loans and $1.1 million committed under letters of credit, which the Company reissued as security for the payment of insurance obligations and $1.1 million in capital lease commitments.

In August 2013, the Company entered into a revolving credit facility with Wells Fargo Bank, National Association, as Administrative Agent, and Amegy Bank, National Association, as Syndication Agent. The following description summarizes the material terms of the revolving credit facility, as subsequently amended on March 21, 2014 and November 7, 2014, (the revolving credit facility is referred to as the “2013 Credit Facility”). The 2013 Credit Facility is governed by the credit agreement dated as of August 14, 2013 (the “2013 Credit Agreement”) among the Company, the lenders from time to time party thereto, Wells Fargo Bank, National Association, as Administrative Agent, and Amegy Bank, National Association, as Syndication Agent. The maturity date of the 2013 Credit Facility is September 1, 2017.

The aggregate amount of the lenders’ commitments under the 2013 Credit Facility was $70.0 million as of August 28, 2013. The 2013 Credit Facility also provides for the issuance of letters of credit in a maximum aggregate amount of $5.0 million outstanding as of August 14, 2013 and $15.0 million outstanding at any one time with prior written consent of the Administrative Agent and the Issuing Bank. At August 27, 2014, under the 2013 Credit Facility, the total available borrowing capacity was up to $49.3 million after applying the Lease Adjusted Leverage Ratio Limitation, the available borrowing capacity was $5.1 million.

The 2013 Credit Facility is guaranteed by all of the Company’s present subsidiaries and will be guaranteed by our future subsidiaries. In addition to the bank’s increased commitment under the 2013 Credit Agreement, it may be increased to a maximum commitment of $90 million.

At any time throughout the term of the 2013 Credit Facility, the Company has the option to elect one of two bases of interest rates. One interest rate option is the greater of (a) the Federal Funds Effective Rate plus 0.50%, or (b) prime, plus, in either case, an applicable spread that ranges from 0.75% to 2.25% per annum. The other interest rate option is the London InterBank Offered Rate plus a spread that ranges from 2.50% to 4.0% per annum. The applicable spread under each option is dependent upon the ratio of our debt to EBITDA at the most recent determination date.

The Company is obligated to pay to the Administrative Agent for the account of each lender a quarterly commitment fee based on the average daily unused amount of the commitment of such lender, ranging from 0.30% to 0.40% per annum depending on the Total Leverage Ratio at the most recent determination date.

The proceeds of the 2013 Credit Facility are available for the Company’s general corporate purposes and general working capital purposes and capital expenditures.

Borrowings under the 2013 Credit Facility are subject to mandatory repayment with the proceeds of sales of certain of the Company’s real property, subject to certain exceptions.

The 2013 Credit Facility is secured by a perfected first priority lien on certain of the Company’s real property and all of the material personal property owned by the Company or any of its subsidiaries, other than certain excluded assets (as defined in the 2013 Credit Agreement). At August 27, 2014, the carrying value of the collateral securing the 2013 Credit Facility was $84.4 million.

The 2013 Credit Agreement, as amended, contains the following covenants among others:

●

maintenance of a ratio of (a) EBITDA minus $7.5 million (for maintenance capital expenditures) for the four fiscal quarters ending on the last day of any fiscal quarter to (b) the sum of (x) interest expense (as defined in the 2013 Credit Agreement) for such four fiscal-quarter-period plus (y) the outstanding principal balance of the loans as of the last day of such fiscal quarter divided by ten (the “Debt Service Coverage Ratio), of not less than 1.10 to 1.00 during the first, second and third fiscal quarters of fiscal 2015; 1.25 to 1.00 during the fourth fiscal quarter of fiscal 2015 and the first and second fiscal quarters of fiscal 2016; and 1.50 to 1.00 at all times thereafter.

●

maintenance of minimum net profit of $1.00 (1) for at least one of any two consecutive fiscal quarters starting with the third fiscal quarter of 2016, and (2) for any period of four consecutive fiscal quarters starting with the fourth fiscal quarter of 2015 (for the fiscal year 2015).

●

maintenance of a ratio of (a) the sum of (x) indebtedness as of the last day of any fiscal quarter plus (y) eight times rental expense for the four fiscal quarters ending on the last day of any fiscal quarter to (b) the sum of (x) EBITDA for such four fiscal-quarter-period plus (y) rental expense for such four fiscal-quarter-period (the “Lease Adjusted Leverage Ratio”) of  no more than (i) 5.75 to 1.00 during the first, second and third fiscal quarters of fiscal 2015, (ii) 5.50 to 1.00 during the fourth fiscal quarter of 2015, (iii) 5.25 to 1.00 during the first fiscal quarter of 2016, (iv) 5.00 to 1.00 during the second fiscal quarter of 2016 and, (v) 4.75 to 1.00 at all times thereafter.

●	capital expenditures limited to $25.0 million per year,

●	restrictions on incurring indebtedness, including certain guarantees and capital lease obligations,

●	restrictions on incurring liens on certain of our property and the property of our subsidiaries,

●	restrictions on transactions with affiliates and materially changing our business,

●	restrictions on making certain investments, loans, advances and guarantees,

●	restrictions on selling assets outside the ordinary course of business,

●	prohibitions on entering into sale and leaseback transactions,

●	restrictions on certain acquisitions of all or a substantial portion of the assets, property and/or equity interests of any person, including share repurchases and dividends.

The Company was in compliance with the covenants contained in the Credit Agreement as of August 27, 2014.

The 2013 Credit Agreement also includes customary events of default. If a default occurs and is continuing, the lenders’ commitments under the 2013 Credit Facility may be immediately terminated and/or the company may be required to repay all amounts outstanding under the 2013 Credit Facility.

As of August 27, 2014, the Company had $42.0 million in outstanding loans and $1.1 million committed under letters of credit, which the company reissued as security for the payment of insurance obligations and $1.1 million in capital lease commitments.

Interest Expense

Total interest expense incurred for fiscal 2014, 2013 and 2012 was $1.6 million, $0.9 million and $0.9 million, respectively. Interest paid was approximately $1.4 million, $0.8 million and $0.8 million in fiscal 2014, 2013 and 2012, respectively. No interest expense was allocated to discontinued operations in fiscal 2014, 2013 or 2012 . No interest was capitalized on properties in fiscal 2014, 2013 or 2012.

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

The Company recognized the following impairment charges (credits) to income from operations:

	Year Ended
	August 27, 2014	August 28, 2013	August 29, 2012
	(In thousands, except per share data)
Provision for asset impairments	$2,498	$615	$451
Net loss (gain) on disposition of property and equipment	(2,357)	(1,723)	278

	$141	$(1,108)	$729
Effect on EPS:
Basic	$—	$0.04	$(0.03)
Assuming dilution	$—	$0.04	$(0.03)

The $2.5 million charge in fiscal 2014 is related to one operating Luby’s Cafeteria, two operating Fuddruckers restaurants, two operating Cheeseburger in Paradise restaurants and nine closed Cheeseburger in Paradise restaurants.

The $0.6 million charge in fiscal 2013 is related to one property held for sale, one operating Fuddruckers restaurant and one operating Koo Koo Roo Chicken Bistro ®restaurant as well as a reduction of the estimated fair value of used assets to be refurbished and reused.

The $0.5 million charge in fiscal 2012 is related to a CCS location and two underperforming restaurant locations. The $0.3 million loss is related to asset retirements and the closures of two leased locations.

Discontinued Operations

On March 21, 2014, the Board of Directors of the Company approved a plan focused on improving cash flow from the acquired Cheeseburger in Paradise leasehold locations. On March 24, 2014, the Company announced that it has initiated a plan focused on improving cash flow from the recently acquired Cheeseburger in Paradise leasehold locations. This underperforming Cheeseburger in Paradise leasehold disposal plan called for five or more units to be closed by the end of Fiscal 2014 and disposed of within 12 months. As of August 27, 2014, four locations have been closed for disposal and reclassified to discontinued operations.

As a result of the first quarter fiscal year 2010 adoption of the Company’s Cash Flow Improvement and Capital Redeployment Plan, the Company reclassified 24 Luby’s Cafeterias to discontinued operations. As of August 27, 2014, four locations remain, one is under lease to a third party and three remain held for sale.

We believe the majority of cash flows lost will not be recovered by ongoing operations and the majority of sales lost by closing will not be recovered. In addition, there will not be any ongoing involvement or significant cash flows from the closed stores. Stores we close, but do not classify as discontinued operations, follow the implementation guidance in ASC 205-20-55 because cash flows are expected to be generated by the ongoing entity. There is some migration of customer traffic to existing or new locations, and ultimately the majority of sales lost by closing these stores are expected to be eventually replaced by sales from new locations.

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

Assets related to discontinued operations include accounts receivable, accrued liabilities, prepaid expenses, deferred taxes, unimproved land, closed restaurant properties and related equipment for locations classified as discontinued operations. The following table sets forth the assets and liabilities for all discontinued operations:

	August 27, 2014	August 28, 2013
	(in thousands)
Trade accounts and other receivable, net	$—	$—
Food and supply inventories	—	118
Prepaid expenses	52	78
Assets related to discontinued operations—current	$52	$196
Property and equipment	$2,817	$3,918
Other assets	1,387	300
Assets related to discontinued operations—non-current	$4,204	$4,218
Deferred income taxes	$308	$246
Accrued expenses and other liabilities	282	281
Liabilities related to discontinued operations—current	$590	$527
Other liabilities	$278	$448
Deferred income taxes	—	—
Liabilities related to discontinued operations—non-current	$278	$448

As of August 27, 2014, under both closure plans, the Company had nine properties classified as discontinued operations assets and the asset carrying value of the owned properties was $5.3 million and is included in assets related to discontinued operations. The asset carrying values of the ground leases were previously impaired to zero.

The Company is actively marketing all but one of these properties for sale and the Company’s results of discontinued operations will be affected by the disposal of properties related to discontinued operations to the extent proceeds from the sales exceed or are less than net book value.

The following table sets forth the sales and pretax losses reported for all discontinued locations:

	Year Ended
	August 27, 2014	August 28, 2013	August 29, 2012
	(In thousands, except locations)
Sales	$4,691	$6,153	$—
Pretax income (loss)	$(2,813)	$(1,926)	$(1,064)
Income tax (expense) benefit on discontinued operations	$979	$540	$419
Income (loss) on discontinued operations	$(1,834)	$(1,386)	$(645)
Discontinued locations closed during the period	5	0	0

During fiscal 2011 and 2010, the Company expensed $0.2 million and $0.7 million, respectively, for lease exit costs and future rental costs related to closed locations. The Company incurred $0.7 million in employee settlement costs in fiscal 2010 but incurred no settlement costs in fiscal 2011 or 2012.

The following table summarizes discontinued operations for fiscal 2014, 2013 and 2012:

	Year Ended
	August 27, 2014	August 28, 2013	August 29, 2012
	(In thousands, except per share data)
Impairments	$(1,199)	$(663)	$(868)
Gains	(7)	5	513
Net impairments	(1,206)	(658)	(355)
Other	(628)	$(728)	(290)
Discontinued operations, net of taxes	$(1,834)	$(1,386)	$(645)
Effect on EPS from discontinued operations—decrease—basic	$(0.06)	$(0.05)	$(0.02)

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

At August 27, 2014, the Company had one owned properties recorded at approximately $1.0 million in property held for sale. The Company is actively marketing the locations currently classified as property held for sale.

At August 28, 2013, the Company had one owned property recorded at approximately $0.4 million in property held for sale. The Company is actively marketing the location currently classified as property held for sale.

At August 29, 2012, the Company had one owned property recorded at approximately $0.6 million in property held for sale.

The Company’s results of continuing operations will be affected to the extent proceeds from sales exceed or are less than net book value.

A roll forward of property held for sale for fiscal 2014, 2013 and 2012 is provided below (in thousands):

Balance as of August 31, 2011	$1,046
Disposals	(444)
Net impairment charges	—
Balance as of August 29, 2012	$602
Disposals	—
Net impairment charges	(153)
Balance as of August 28, 2013	$449
Disposals	(449)
Net transfers to property held for sale	991
Balance as of August 27, 2014	$991

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

Note 13. Operating Leases

The Company conducts part of its operations from facilities that are leased under non-cancelable lease agreements. Lease agreements generally contain a primary term of five to 30 years with options to renew or extend the lease from one to 25 years. As of August 27, 2014, the Company has lease agreements for 99 properties which include the Company’s corporate office, facility service warehouses and restaurant properties. The leasing terms of the 99 properties consist of

11 properties expiring in less than one year, 72 properties expiring between one and five years and the remaining 16 properties having current terms that are greater than five years. Of the 99 leased properties, 75 properties have options remaining to renew or extend the lease.

A majority of the leases include periodic escalation clauses. Accordingly, the Company follows the straight-line rent method of recognizing lease rental expense.

As of August 27, 2014, the Company has entered into noncancelable operating lease agreements for certain office equipment with terms ranging from 36 to 72 months.

Annual future minimum lease payments under noncancelable operating leases with terms in excess of one year as of August 27, 2014 are as follows:

Year Ending:	(In thousands)
August 26, 2015	12,219
August 31, 2016	10,712
August 30, 2017	8,091
August 29, 2018	6,759
August 28, 2019	5,938
Thereafter	26,154
Total minimum lease payments	$69,873

Most of the leases are for periods of fifteen to thirty years and some leases provide for contingent rentals based on sales in excess of a base amount.

Total rent expense for operating leases for the last three fiscal years was as follows:

	Year Ended
	August 27, 2014	August 28, 2013	August 29, 2012
	(In thousands, except percentages)
Minimum rent-facilities	$12,999	$13,488	$11,132
Contingent rentals	251	182	235
Minimum rent-equipment	829	818	751
Total rent expense (including amounts in discontinued operations)	$14,079	$14,488	$12,118
Percent of sales	3.6%	3.7%	3.5%

See Note 15, “Related Parties,” for lease payments associated with related parties.

Note 14. Share-Based Compensation

We have two active share-based stock plans, the Employee Stock Plan and the Nonemployee Director Stock Plan. Both plans authorize the granting of stock options, restricted stock and other types of awards consistent with the purpose of the plans.

Of the 1.1 million shares approved for issuance under the Nonemployee Director Stock Plan, 0.7 million options, restricted stock units and restricted stock awards were granted, 0.1 million options were cancelled or expired and added back into the plan. Approximately 0.5 million shares remain available for future issuance as of August 27, 2014. Compensation cost for share-based payment arrangements under the Nonemployee Director Stock Plan, recognized in general and administrative expenses for fiscal years 2014, 2013 and 2012 was approximately $0.6 million, $0.3 million and $0.2 million, respectively.

Of the 2.6 million shares approved for issuance under the Employee Stock Plan, 4.6 million options and restricted stock units were granted, 3.0 million options and restricted stock units were cancelled or expired and added back into the plan. Approximately 1.0 million shares remain available for future issuance as of August 27, 2014. Compensation cost for share-based payment arrangements under the Employee Stock Plan, recognized in general and administrative expenses for fiscal years 2014, 2013 and 2012 was approximately $0.7 million, $0.8 million and $0.8 million, respectively.

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

Option awards under the Nonemployee Director Stock Plan generally vest 100% on the first anniversary of the grant date and expire ten years from the grant date. No options were granted under the Nonemployee Director Stock Plan in fiscal years 2014, 2013 or 2012. However, options to purchase 14,000 shares at option prices of $6.45 per share remain outstanding as of August 27, 2014.

Options granted under the Employee Stock Plan generally vest 25% on the anniversary date of each grant and expire six years from the date of the grant. However, options granted to executive officers under the Employee Stock Plan vest 50% on the first anniversary date of the grant date, 25% on the second anniversary of the grant date and the remaining 25% vest on the third anniversary of the grant date and expire ten years from the grant date. All options granted in fiscal years 2014, 2013 and 2012 were granted under the Employee Stock Plan. Options to purchase 787,000 shares at options prices from $3.44 to $11.10 per share remain outstanding as of August 27, 2014.

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

The fair value of each option award is estimated on the date of the grant using the Black-Scholes option pricing model which determine inputs as shown in the following table for options granted under the Employee Stock Plan:

	Year Ended
	August 28, 2013	August 29, 2012
Dividend yield	—%	—%
Volatility	44.49%	56.79%
Risk-free interest rate	0.72%	0.93%
Expected life (in years)	5.50	4.25

No options were granted during fiscal year ended August 27, 2014.

A summary of the Company’s stock option activity for the three fiscal years ended August 27, 2014, August 28, 2013 and August 29, 2012 is presented in the following table:

	Shares Under Fixed Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
			(Years)	(In thousands)
Outstanding at August 31, 2011	1,356,551	$7.36	3.9	$367
Granted	59,426	4.42	0	0
Forfeited/Expired	(238,208)	11.87	0	0
Outstanding at August 29, 2012	1,177,769	$6.30	3.1	$1,500
Granted	109,335	5.95	0	0
Exercised	(93,973)	4.29	0	0
Forfeited/Expired	(310,363)	9.85	0	0
Outstanding at August 28, 2013	882,768	$5.23	4.7	$2,042
Exercised	(29,253)	4.27	0	0
Forfeited/Expired	(52,761)	10.30	0	0
Outstanding at August 27, 2014	800,754	$4.95	4.1	$583
Exercisable at August 27, 2014	665,729	$4.83	3.8	$553

The intrinsic value for stock options is defined as the difference between the current market value and the grant price.

At August 27, 2014, there was approximately $0.2 million of total unrecognized compensation cost related to unvested options that are expected to be recognized over a weighted-average period of 1.9 years.

The weighted-average grant-date fair value of options granted during fiscal years 2013 and 2012 was $2.44 and $2.00 per share, respectively.

During fiscal years 2014, 2013 and 2012, cash received from options exercised was approximately $125,000, $403,000 and zero, respectively.

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

A summary of the Company’s restricted stock unit activity during fiscal years is presented in the following table:

	Restricted Stock Units	Weighted Average Fair Value	Weighted- Average Remaining Contractual Term
		(Per share)	(In years)
Unvested at August 31, 2011	96,822	5.11	2.1
Granted	69,713	4.46	–
Forfeited	(2,589)	5.39	–
Unvested at August 29, 2012	163,946	4.83	1.8
Granted	274,290	6.17	–
Vested	(14,000)	3.46	–
Unvested at August 28, 2013	424,236	$5.74	2.1
Granted	63,238	7.09	–
Vested	(80,233)	5.39	–
Forfeited	(9,404)	5.79	–
Unvested at August 27, 2014	397,837	$6.03	1.6

At August 27, 2014, there was approximately $3.0 million of total unrecognized compensation cost related to unvested restricted stock units that is expected to be recognized over a weighted-average period of 1.6 years.

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

Supplemental Executive Retirement Plan

The Company has a Supplemental Executive Retirement Plan (“SERP”) designed to provide benefits for selected officers at normal retirement age with 25 years of service equal to 50% of their final average compensation offset by Social Security, profit sharing benefits, and deferred compensation. None of the Company’s executive officers participates in the Supplemental Executive Retirement Plan. Some of the officers designated to participate in the plan have retired and are receiving benefits under the plan. Accrued benefits of all actively employed participants become fully vested upon termination of the plan or a change in control (as defined in the plan). The plan is unfunded and the Company is obligated to make benefit payments solely on a current disbursement basis. On December 6, 2005, the Board of Directors voted to amend the SERP and suspend the further accrual of benefits and participation. As a result, a curtailment gain of approximately $88,000 was recognized. The net benefit recognized for the SERP for the years ended August 27, 2014, August 28, 2013 and August 29, 2012, was zero, and the unfunded accrued liability included in “Other Liabilities” on the Company’s consolidated Balance Sheets as of August 27, 2014 and August 28, 2013 was approximately $83,000 and $95,000, respectively.

Nonemployee Director Phantom Stock Plan

Under the Company’s Nonemployee Director Phantom Stock Plan (“Phantom Stock Plan”), nonemployee directors deferred portions of their retainer and meeting fees which, along with certain matching incentives, were credited to phantom stock accounts in the form of phantom shares priced at the market value of the Company’s common stock on the date of grant. Additionally, the phantom stock accounts were credited with dividends, if any, paid on the common stock represented by phantom shares. Authorized shares (100,000 shares) under the Phantom Stock Plan were fully depleted in early fiscal year 2003; since that time, no deferrals, incentives or dividends have been credited to phantom stock accounts. As participants cease to be directors, their phantom shares are converted into an equal number of shares of common stock and issued from the Company’s treasury stock. As of August 27, 2014, 29,627 phantom shares remained unissued under the Phantom Stock Plan.

401(k) Plan

The Company has a voluntary 401(k) employee savings plan to provide substantially all employees of the Company an opportunity to accumulate personal funds for their retirement. The Company matches 25% of participants’ contributions made to the plan up to 6% of their salary up until September 2009 when the Company stopped the match. The Company resumed the employee match feature in the first quarter of fiscal year 2012. The net expense recognized in connection with the employer match feature of the voluntary 401(k) employee savings plan for the years ended August 27, 2014, August 28, 2013 and August 29, 2012, was $501,000, $421,000 and, $164,000, respectively.

Note 15. Related Parties

Affiliate Services

The Company’s Chief Executive Officer, Christopher J. Pappas, and Harris J. Pappas, a Director of the Company, own two restaurant entities (the “Pappas entities”) that may provide services to the Company and its subsidiaries, as detailed in the Master Sales Agreement dated December 9, 2005 among the Company and the Pappas entities.

Under the terms of the Master Sales Agreement, the Pappas entities continue to provide specialized (customized) equipment fabrication primarily for new construction and basic equipment maintenance, including stainless steel stoves, shelving, rolling carts, and chef tables. The total costs under the Master Sales Agreement of custom-fabricated and refurbished equipment in fiscal 2014, 2013 and 2012 were approximately $4,000, zero and $139,000, respectively. The decrease in fiscal 2013 was primarily due to fewer restaurant openings in fiscal year 2013 than fiscal 2012. Services provided under this agreement are subject to review and approval by the Finance and Audit Committee of the Company’s Board of Directors.

Operating Leases

In the third quarter of fiscal 2004, Messrs. Pappas became partners in a limited partnership which purchased a retail strip center in Houston, Texas. Messrs. Pappas collectively own a 50% limited partnership interest and a 50% general partnership interest in the limited partnership. A third party company manages the center. One of the Company’s restaurants has rented approximately 7% of the space in that center since July 1969. No changes were made to the Company’s lease terms as a result of the transfer of ownership of the center to the new partnership. The Company made payments of approximately $388,000, $426,000 and $332,000 in fiscal years 2014, 2013 and 2012, respectively, under the lease agreement which currently includes an annual base rate of $14.64 per square foot.

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

Affiliated rents paid for the Houston property lease represented 2.3%, 2.7% and 2.6% of total rents for continuing operations for fiscal years 2014, 2013 and 2012, respectively.

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

Key Management Personnel

In January 2015, Christopher Pappas entered into a new employment agreement to extend the termination date thereof to December 2014. Mr. Pappas continues to devote his primary time and business efforts to the Company while maintaining his role at Pappas Restaurants, Inc.

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

Peter Tropoli, a director of the Company and the Company’s Chief Operating Officer, and formerly the Company’s Senior Vice President, Administration, General Counsel and Secretary, is an attorney and stepson of Frank Markantonis, who is a director of the Company.

Paulette Gerukos, Vice President of Human Resources of the Company, is the sister-in-law of Harris J. Pappas, who is a director of the Company.

Note 16. Common Stock

At August 27, 2014, the Company had 500,000 shares of common stock reserved for issuance upon the exercise of outstanding stock options.

Treasury Shares

In February 2008, the Company acquired 500,000 treasury shares for $4.8 million.

Note 17. Earnings Per Share

A reconciliation of the numerators and denominators of basic earnings per share and earnings per share assuming dilution is shown in the table below:

	Year Ended
	August 27, 2014	August 28, 2013	August 29, 2012
	(In thousands, except per share data)
Numerator:
Income from continuing operations	$(1,613)	$4,547	$7,398
Net income	$(3,447)	$3,161	$6,753
Denominator:
Denominator for basic earnings per share—weighted-average shares	28,812	28,618	28,351
Effect of potentially dilutive securities:
Employee and non-employee stock options	—	248	78
Denominator for earnings per share assuming dilution	28,812	28,866	28,429
Income from continuing operations:
Basic	$(0.06)	$0.16	$0.26
Assuming dilution (a)	$(0.06)	$0.16	$0.26
Net income per share:
Basic	$(0.12)	$0.11	$0.24
Assuming dilution (a)	$(0.12)	$0.11	$0.24
(a)

Potentially dilutive shares not included in the computation of net income per share because to do so would have been antidilutive amounted to 180,000 in fiscal year 2014 and zero shares in fiscal year 2013 and fiscal year 2012. Additionally, stock options with exercise prices exceeding market close prices that were excluded from the computation of net income per share amounted to 143,000 shares in fiscal year 2014, 67,000 shares in fiscal year 2013 and 373,020 shares in fiscal year 2012.

Note 18. Quarterly Financial Information

The following tables summarize quarterly unaudited financial information for fiscal years 2014 and 2013.

	Quarter Ended (a)
	August 27, 2014	May 7, 2014	February 12, 2014	November 20, 2013 (As Revised)
	(112 days)	(84 days)	(84 days)	(84 days)
	(In thousands except per share data)
Restaurant sales (c)	$115,549	$90,141	$83,045	$80,064
Franchise revenue	2,284	1,684	1,545	1,514
Culinary contract services	5,772	4,534	3,979	4,270
Total sales	123,605	96,359	88,569	85,848
Income from continuing operations (b) (c)	(1,081)	1,742	(1,581)	(693)
Discontinued operations (c)	(366)	(12)	(603)	(853)
Net income (loss)	(1,447)	1,730	(2,184)	(1,546)
Net income (loss) per share:
Basic	(0.06)	0.06	(0.08)	(0.05)
Assuming dilution	(0.06)	0.06	(0.08)	(0.05)
Costs and Expenses
(As a percentage of restaurant sales)
Cost of food	29.1%	28.6%	29.0%	28.6%
Payroll and related costs	35.0%	33.3%	35.3%	35.2%
Other operating expenses	19.3%	17.7%	18.6%	18.9%
Occupancy costs	5.8%	5.4%	5.8%	5.9%

	Quarter Ended (a)
	August 28, 2013 (As Revised)	May 8, 2013 (As Revised)	February 13, 2013 (As Revised)	November 21, 2012 (As Revised)
	(112 days)	(84 days)	(84 days)	(84 days)
	(In thousands except per share data)
Restaurant sales(c)	$115,947	$89,671	$80,858	$74,091
Franchise revenue	2,235	1,640	1,539	1,522
Culinary contract services	5,086	4,099	3,667	3,841
Total sales	123,268	95,410	86,064	79,454
Income from continuing operations (b) (c)	1,086	2,624	663	174
Discontinued operations(c)	(657)	(163)	(482)	(84)
Net income	429	2,461	181	90
Net income per share:
Basic	0.01	0.09	0.01	0.01
Assuming dilution	0.01	0.09	0.01	0.01
Costs and Expenses
(As a percentage of restaurant sales)
Cost of food	28.8%	28.6%	28.9%	28.2%
Payroll and related costs	33.8%	33.5%	35.6%	35.2%
Other operating expenses	19.2%	17.3%	17.1%	18.0%
Occupancy costs	6.3%	5.5%	6.0%	5.5%

(a)	The quarters ended August 27, 2014 and August 28, 2013 consists of four four-week periods. All other quarters presented represent three four-week periods.
(b)	The first quarter encompasses the typical start of school and second quarter includes Christmas and Thanksgiving holidays.

(c) In the second quarter of fiscal 2014, we identified and corrected immaterial accounting errors in prepaid assets and payroll related liabilities. The Company did not expense amounts related to these accounts properly in the appropriate prior periods. The errors impacted all prior reporting periods beginning in 2007. Based on management’s analysis of the error as required by guidance in ASC 250-10 relating to SEC Staff Accounting Bulletin (“SAB”) Topic1.M, Assessing Materiality and SAB Topic 1.N, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements, Income from continuing operations for quarter one of fiscal year 2014 and quarters one through four of fiscal year 2013 have been revised. See Note 1. Nature of Operations and Significant Accounting Policies. In addition, Restaurant sales, Income from continuing operations and Discontinued operations were revised to reflect the Company’s disposal plans discussed in Note 8.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

We have had no disagreements with our accountants on any accounting or financial disclosures.

Item 9A. Controls and Procedures

Evaluation of Disclosure Control and Procedures

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of August 27, 2014. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of August 27, 2014, our disclosure controls and procedures were effective in providing reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Because of its inherent limitations, internal control over financial reporting may not prevent or detect material misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, management conducted an evaluation of the effectiveness of our internal control over financial reporting as of August 27, 2014 based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that evaluation, our management concluded that our internal control over financial reporting was effective as of August 27, 2014.

Grant Thornton LLP, the independent registered public accounting firm that audited the Consolidated Financial Statements included in this report, has also audited the effectiveness our internal control over financial reporting as of August 27, 2014, as stated in their attestation report which is included under Item 8 of this report.

Attestation Report of the Registered Public Accounting Firm

Included in Item 8 of this report.

Changes in Internal Control over Financial Reporting

Except as noted above, there were no changes in our internal control over financial reporting during the quarter ended August 27, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None

PART III

Item 10. Directors, Executive Officers and Corporate Governance

There is incorporated in this Item 10 by reference that portion of our definitive proxy statement for the 2015 annual meeting of shareholders appearing therein under the captions “Election of Directors,” “Corporate Governance,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Executive Officers,” and “Certain Relationships and Related Transactions.”

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

Item 11. Executive Compensation

There is incorporated in this Item 11 by reference that portion of our definitive proxy statement for the 2015 annual meeting of shareholders appearing therein under the captions “Compensation Discussion and Analysis—Executive Compensation,” “—Executive Compensation Committee Report,” “—Compensation Tables and Information,” “—Director Compensation,” and “Corporate Governance—Executive Compensation Committee—Compensation Committee Interlocks.”

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

There is incorporated in this Item 12 by reference that portion of our definitive proxy statement for the 2015 annual meeting of shareholders appearing therein under the captions “Ownership of Equity Securities in the Company” and “Principal Shareholders.”

Item 13. Certain Relationships and Related Transactions, and Director Independence

There is incorporated in this Item 13 by reference that portion of our definitive proxy statement for the 2015 annual meeting of shareholders appearing therein under the captions, “Corporate Governance Guidelines—Director Independence” and “Certain Relationships and Related Transactions.”

Item 14. Principal Accountant Fees and Services

There is incorporated in this Item 14 by reference that portion of our definitive proxy statement for the 2015 annual meeting of shareholders appearing therein under the caption “Fees Paid To The Independent Registered Public Accounting Firm.”

PART IV

Item 15. Exhibits, Financial Statement Schedules

1.	Financial Statements

The following financial statements are filed as part of this Report:

Consolidated balance sheets at August 27, 2014 and August 28, 2013.

Consolidated statements of operations for each of the three years in the period ended August 27, 2014.

Consolidated statements of shareholders’ equity for each of the three years in the period ended August 27, 2014.

Consolidated statements of cash flows for each of the three years in the period ended August 27, 2014.

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

The following exhibits are filed as a part of this Report:

3(a)

Amended and Restated Certificate of Incorporation of Luby’s, Inc. (filed as Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended February 11, 2009 (File No. 001-08308), and incorporated herein by reference).

3(b)

Bylaws of Luby’s, Inc., as amended through July 9, 2008 (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K dated July 14, 2008 (File No. 001-08308), and incorporated herein by reference).

4(a)

Credit Agreement dated as of November 9, 2009, among the Company, the lenders party thereto, Wells Fargo Bank, National Association, as Administrative Agent, and Amegy Bank, National Association, as Syndication Agent (filed as Exhibit 4(l) to the Company’s Annual Report on Form 10-K for the fiscal year ended August 26, 2009 File No. 001-08308, and incorporated herein by reference).

4(b)

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

4(c)

Second Amendment to Credit Agreement, dated as of July 26, 2010, among the Company, the lenders from time to time party thereto, Wells Fargo Bank, National Association, as administrative agent, and Amegy Bank National Association, as syndication agent (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K dated July 27, 2010, and incorporated herein by reference).

4(d)

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

4(e)

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

4(f)

Fifth Amendment to Credit Agreement, dated as of August 25, 2011, among the Company, the lenders from time to time party thereto, Wells Fargo Bank, National Association, as administrative agent, and Amegy Bank National Association, as syndication agent (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated August 25, 2011, and incorporated herein by reference).

4(g)

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

4(h)

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

4(i)

Credit Agreement, dated as of August 14, 2013, among the Company, the lenders from time to time party thereto, Wells Fargo Bank, National Association, as administrative agent, and Amegy Bank National Association, as syndication agent. (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated August 19, 2013, and incorporated herein by reference).

4(j)

First Amendment to Credit Agreement, dated as March 21, 2014, among the Company, the lenders from time to time party thereto, Wells Fargo Bank, National Association, as administrative agent, and Amegy Bank National Association, as syndication agent (incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed with the Securities and Exchange Commission on March 27, 2014).

4(k)

Rights Agreement dated January 27, 2011 between Luby’s, Inc. and American Stock Transfer & Trust Company, LLC, as Rights Agent (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K dated February 2, 2011, and incorporated herein by reference).

4(l)

First Amendment to Rights Agreement, dated as of December 3, 2013, between Luby’s, Inc. and American Stock Transfer & Trust Company, LLC (incorporated by reference to Exhibit 4.2 to the Company’s form 8-K filed with the Securities and Exchange Commission on December 3, 2013).

10(a)

Nonemployee Director Deferred Compensation Plan of Luby’s Cafeterias, Inc. adopted October 27, 1994 (filed as Exhibit 10(g) to the Company’s Quarterly Report on Form 10-Q for the quarter ended November 30, 1994 (File No. 001-08308), and incorporated herein by reference).*

10(b)

Amendment to Nonemployee Director Deferred Compensation Plan of Luby’s Cafeterias, Inc. adopted January 14, 1997 (filed as Exhibit 10(m) to the Company’s Quarterly Report on Form 10-Q for the quarter ended February 28, 1997 (File No. 001-08308), and incorporated herein by reference).*

10(c)

Amendment to Nonemployee Director Deferred Compensation Plan of Luby’s Cafeterias, Inc. adopted March 19, 1998 (filed as Exhibit 10(o) to the Company’s Quarterly Report on Form 10-Q for the quarter ended February 28, 1998, and incorporated herein by reference).*

10(d)

Amended and Restated Nonemployee Director Stock Plan of Luby’s, Inc. adopted January 20, 2005, as amended January 24, 2007, as amended April 14, 2008 (filed as Exhibit 10(f) to the Company’s Annual Report on Form 10-K for the fiscal year ended August 27, 2008 (File No. 001-08308), and incorporated herein by reference).*

10(e)

Second Amended and Restated Nonemployee Director Stock Plan of Luby’s, Inc. adopted January 25, 2013 (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended February 13, 2013, and incorporated herein by reference).*

10(f)

Luby’s Cafeterias, Inc. Supplemental Executive Retirement Plan dated May 30, 1996 (filed as Exhibit 10(j) to the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 1996 (File No. 001-08308), and incorporated herein by reference).*

10(g)

Amendment to Luby’s Cafeterias, Inc. Supplemental Executive Retirement Plan adopted January 14, 1997 (filed as Exhibit 10(r) to the Company’s Quarterly Report on Form 10-Q for the quarter ended February 28, 1997 (File No. 001-08308), and incorporated herein by reference).*

10(h)

Amendment to Luby’s Cafeterias, Inc. Supplemental Executive Retirement Plan adopted January 9, 1998 (filed as Exhibit 10(u) to the Company’s Quarterly Report on Form 10-Q for the quarter ended February 28, 1998 (File No. 001-08308), and incorporated herein by reference).*

10(i)

Amendment to Luby’s Cafeterias, Inc. Supplemental Executive Retirement Plan adopted May 21, 1999 (filed as Exhibit 10(q) to the Company’s Quarterly Report on Form 10-Q for the quarter ended May 31, 1999 (File No. 001-08308), and incorporated herein by reference.)*

10(j)

Luby’s Incentive Stock Plan adopted October 16, 1998 (filed as Exhibit 10(cc) to the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 1998 (File No. 001-08308), and incorporated herein by reference).*

10(k)

Amended and Restated Luby’s Incentive Stock Plan adopted January 19, 2006 (filed as Exhibit 10(ee) to the Company’s Quarterly Report on Form 10-Q for the quarter ended February 15, 2006 (File No. 001-08308), and incorporated herein by reference).*

10(l)

Registration Rights Agreement dated March 9, 2001, by and among Luby’s, Inc., Christopher J. Pappas, and Harris J. Pappas (filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K dated March 9, 2001, and incorporated herein by reference).

10(m)

Asset Purchase Agreement, dated as of June 23, 2010, by and among Luby’s, Inc., Fuddruckers, Inc., Magic Brands, LLC, Atlantic Restaurant Ventures, Inc., R. Wes, Inc., Fuddruckers of Howard County, LLC and Fuddruckers of White Marsh, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 29, 2010).

10(n)

Amendment to Asset Purchase Agreement, dated as of July 26, 2010, by and among Luby’s Fuddruckers Restaurants, LLC, Fuddruckers, Inc., Magic Brands, LLC, Atlantic Restaurant Ventures, Inc., R. Wes, Inc., Fuddruckers of Howard County, LLC and Fuddruckers of White Marsh, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 27, 2010).

10(o)

Luby’s, Inc. Amended and Restated Nonemployee Director Phantom Stock Plan effective September 28, 2001 (filed as Exhibit 10(dd) to the Company’s Quarterly Report on Form 10-Q for the quarter ended February 13, 2002, and incorporated herein by reference).*

10(p)

Form of Indemnification Agreement entered into between Luby’s, Inc. and each member of its Board of Directors initially dated July 23, 2002 (filed as Exhibit 10(gg) to the Company’s Annual Report on Form 10-K for the fiscal year ended August 28, 2002 (File No. 001-08308), and incorporated herein by reference).

10(q)

Amended and Restated Master Sales Agreement effective November 16, 2011, by and among Luby’s, Inc., Pappas Restaurants, L.P., and Pappas Restaurants, Inc. (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended May 9, 2012, and incorporated herein by reference).

10(r)

Amended and Restated Master Sales Agreement effective November 8, 2013, by and among Luby’s, Inc., Pappas Restaurants, L.P., and Pappas Restaurants, Inc. (filed as Exhibit 10 (u) to the Company’s Annual Report on Form 10-K for the fiscal year ended August 28, 2013, and incorporated herein by reference).

10(s)

Employment Agreement dated January 24, 2014, between Luby’s, Inc. and Christopher J. Pappas (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated January 27, 2014, and incorporated herein by reference).*

10(t)

Form of Restricted Stock Award Agreement pursuant to the Luby’s Incentive Stock Plan (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated November 16, 2007 (File No. 001-08308), and incorporated herein by reference).

10(u)

Form of Incentive Stock Option Award Agreement pursuant to the Luby’s Incentive Stock Plan (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K dated November 16, 2007 (File No. 001-08308), and incorporated herein by reference).

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

November 10, 2014 Date		LUBY’S, INC. (Registrant)

	By:	/s/ CHRISTOPHER J. PAPPAS
Christopher J. Pappas
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature and Title	Date

/S/ GASPER MIR, III	November 10, 2014
Gasper Mir, III, Director and Chairman of the Board

/S/ CHRISTOPHER J. PAPPAS	November 10, 2014
Christopher J. Pappas, Director, President and Chief Executive Officer (Principal Executive Officer)

/S/ PETER TROPOLI	November 10, 2014
Peter Tropoli, Chief Operating Officer

/S/ K. SCOTT GRAY	November 10, 2014
K. Scott Gray, Senior Vice President and Chief Financial Officer, and Principal Accounting Officer (Principal Financial and Accounting Officer)

/S/ HARRIS J. PAPPAS	November 10, 2014
Harris J. Pappas, Director

/S/ JUDITH B. CRAVEN	November 10, 2014
Judith B. Craven, Director

/S/ ARTHUR R. EMERSON	November 10, 2014
Arthur R. Emerson, Director

/S/ JILL GRIFFIN	November 10, 2014
Jill Griffin, Director

/S/ J.S.B. JENKINS	November 10 2014
J.S.B. Jenkins, Director

/S/ FRANK MARKANTONIS	November 10, 2014
Frank Markantonis, Director

/S/ JOE C. MCKINNEY	November 10, 2014
Joe C. McKinney, Director

EXHIBIT INDEX

3(a)

Amended and Restated Certificate of Incorporation of Luby’s, Inc. (filed as Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended February 11, 2009 File No. 001-08308, and incorporated herein by reference).

3(b)	Bylaws of Luby’s, Inc., as amended through July 9, 2008 (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K dated July 14, 2008 File No. 001-08308, and incorporated herein by reference).

4(a)

Credit Agreement dated as of November 9, 2009, among the Company, the lenders party thereto, Wells Fargo Bank, National Association, as Administrative Agent, and Amegy Bank, National Association, as Syndication Agent (filed as Exhibit 4(l) to the Company’s Annual Report on Form 10-K for the fiscal year ended August 26, 2009 File No. 001-08308, and incorporated herein by reference).

4(b)

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

4(c)

Second Amendment to Credit Agreement, dated as of July 26, 2010, among the Company, the lenders from time to time party thereto, Wells Fargo Bank, National Association, as administrative agent, and Amegy Bank National Association, as syndication agent (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K dated July 27, 2010, and incorporated herein by reference).

4(d)

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

4(e)

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

4(f)

Fifth Amendment to Credit Agreement, dated as of August 25, 2011, among the Company, the lenders from time to time party thereto, Wells Fargo Bank, National Association, as administrative agent, and Amegy Bank National Association, as syndication agent (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated August 25, 2011, and incorporated herein by reference).

4(g)

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

4(h)

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

4(i)

Credit Agreement, dated as of August 14, 2013, among the Company, the lenders from time to time party thereto, Wells Fargo Bank, National Association, as administrative agent, and Amegy Bank National Association, as syndication agent. (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated August 19, 2013, and incorporated herein by reference).

4(j)

First Amendment to Credit Agreement, dated as March 21, 2014, among the Company, the lenders from time to time party thereto, Wells Fargo Bank, National Association, as administrative agent, and Amegy Bank National Association, as syndication agent (incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed with the Securities and Exchange Commission on March 27, 2014).

4(k)

Rights Agreement dated January 27, 2011 between Luby’s, Inc. and American Stock Transfer & Trust Company, LLC, as Rights Agent (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K dated February 2, 2011, and incorporated herein by reference).

4(l)

First Amendment to Rights Agreement, dated as of December 3, 2013, between Luby’s, Inc. and American Stock Transfer & Trust Company, LLC (incorporated by reference to Exhibit 4.2 to the Company’s form 8-K filed with the Securities and Exchange Commission on December 3, 2013).

10(a)

Nonemployee Director Deferred Compensation Plan of Luby’s Cafeterias, Inc. adopted October 27, 1994 (filed as Exhibit 10(g) to the Company’s Quarterly Report on Form 10-Q for the quarter ended November 30, 1994 (File No. 001-08308), and incorporated herein by reference).*

10(b)

Amendment to Nonemployee Director Deferred Compensation Plan of Luby’s Cafeterias, Inc. adopted January 14, 1997 (filed as Exhibit 10(m) to the Company’s Quarterly Report on Form 10-Q for the quarter ended February 28, 1997 (File No. 001-08308), and incorporated herein by reference).*

10(c)

Amendment to Nonemployee Director Deferred Compensation Plan of Luby’s Cafeterias, Inc. adopted March 19, 1998 (filed as Exhibit 10(o) to the Company’s Quarterly Report on Form 10-Q for the quarter ended February 28, 1998, and incorporated herein by reference).*

10(d)

Amended and Restated Nonemployee Director Stock Plan of Luby’s, Inc. adopted January 20, 2005, as amended January 24, 2007, as amended April 14, 2008 (filed as Exhibit 10(f) to the Company’s Annual Report on Form 10-K for the fiscal year ended August 27, 2008 (File No. 001-08308), and incorporated herein by reference).*

10(e)

Second Amended and Restated Nonemployee Director Stock Plan of Luby’s, Inc. adopted January 25, 2013 (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended February 13, 2013, and incorporated herein by reference).*

10(f)

Luby’s Cafeterias, Inc. Supplemental Executive Retirement Plan dated May 30, 1996 (filed as Exhibit 10(j) to the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 1996 (File No. 001-08308), and incorporated herein by reference).*

10(g)

Amendment to Luby’s Cafeterias, Inc. Supplemental Executive Retirement Plan adopted January 14, 1997 (filed as Exhibit 10(r) to the Company’s Quarterly Report on Form 10-Q for the quarter ended February 28, 1997 (File No. 001-08308), and incorporated herein by reference).*

10(h)

Amendment to Luby’s Cafeterias, Inc. Supplemental Executive Retirement Plan adopted January 9, 1998 (filed as Exhibit 10(u) to the Company’s Quarterly Report on Form 10-Q for the quarter ended February 28, 1998 (File No. 001-08308), and incorporated herein by reference).*

10(i)

Amendment to Luby’s Cafeterias, Inc. Supplemental Executive Retirement Plan adopted May 21, 1999 (filed as Exhibit 10(q) to the Company’s Quarterly Report on Form 10-Q for the quarter ended May 31, 1999 (File No. 001-08308), and incorporated herein by reference.)*

10(j)

Luby’s Incentive Stock Plan adopted October 16, 1998 (filed as Exhibit 10(cc) to the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 1998 (File No. 001-08308), and incorporated herein by reference).*

10(k)

Amended and Restated Luby’s Incentive Stock Plan adopted January 19, 2006 (filed as Exhibit 10(ee) to the Company’s Quarterly Report on Form 10-Q for the quarter ended February 15, 2006 (File No. 001-08308), and incorporated herein by reference).*

10(l)

Registration Rights Agreement dated March 9, 2001, by and among Luby’s, Inc., Christopher J. Pappas, and Harris J. Pappas (filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K dated March 9, 2001, and incorporated herein by reference).

10(m)

Asset Purchase Agreement, dated as of June 23, 2010, by and among Luby’s, Inc., Fuddruckers, Inc., Magic Brands, LLC, Atlantic Restaurant Ventures, Inc., R. Wes, Inc., Fuddruckers of Howard County, LLC and Fuddruckers of White Marsh, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 29, 2010).

10(n)

Amendment to Asset Purchase Agreement, dated as of July 26, 2010, by and among Luby’s Fuddruckers Restaurants, LLC, Fuddruckers, Inc., Magic Brands, LLC, Atlantic Restaurant Ventures, Inc., R. Wes, Inc., Fuddruckers of Howard County, LLC and Fuddruckers of White Marsh, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 27, 2010).

10(o)

Luby’s, Inc. Amended and Restated Nonemployee Director Phantom Stock Plan effective September 28, 2001 (filed as Exhibit 10(dd) to the Company’s Quarterly Report on Form 10-Q for the quarter ended February 13, 2002, and incorporated herein by reference).*

10(p)

Form of Indemnification Agreement entered into between Luby’s, Inc. and each member of its Board of Directors initially dated July 23, 2002 (filed as Exhibit 10(gg) to the Company’s Annual Report on Form 10-K for the fiscal year ended August 28, 2002 (File No. 001-08308), and incorporated herein by reference).

10(q)

Amended and Restated Master Sales Agreement effective November 16, 2011, by and among Luby’s, Inc., Pappas Restaurants, L.P., and Pappas Restaurants, Inc. (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended May 9, 2012, and incorporated herein by reference).

10(r)

Amended and Restated Master Sales Agreement effective November 8, 2013, by and among Luby’s, Inc., Pappas Restaurants, L.P., and Pappas Restaurants, Inc. (filed as Exhibit 10 (u) to the Company’s Annual Report on Form 10-K for the fiscal year ended August 28, 2013, and incorporated herein by reference).

10(s)

Employment Agreement dated January 24, 2014, between Luby’s, Inc. and Christopher J. Pappas (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated January 27, 2014, and incorporated herein by reference).*

10(t)

Form of Restricted Stock Award Agreement pursuant to the Luby’s Incentive Stock Plan (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated November 16, 2007 (File No. 001-08308), and incorporated herein by reference).

10(u)

Form of Incentive Stock Option Award Agreement pursuant to the Luby’s Incentive Stock Plan (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K dated November 16, 2007 (File No. 001-08308), and incorporated herein by reference).

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