Form 10-Q
period 2014-11-19
LUBYS INC
filed 2014-12-19
CIK 16099

I

 UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 19, 2014

or

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

As of December 17, 2014 there were 28,535,076 shares of the registrant’s common stock outstanding.

Luby’s, Inc.

Form 10-Q

Quarter ended November 19, 2014

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

Part I—FINANCIAL INFORMATION

Item1. Financial Statements

Luby’s, Inc.

Consolidated Balance Sheets

(In thousands, except per share data)

	November 19, 2014	August 27, 2014
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$1,814	$2,788
Trade accounts and other receivables, net	4,802	4,112
Food and supply inventories	7,554	5,556
Prepaid expenses	1,766	2,815
Assets related to discontinued operations	17	52
Deferred income taxes	587	587
Total current assets	16,540	15,910
Property held for sale	991	991
Assets related to discontinued operations	4,820	4,817
Property and equipment, net	211,046	212,879
Intangible assets, net	23,681	24,014
Goodwill	1,681	1,681
Deferred income taxes	13,321	11,294
Other assets	3,831	3,849
Total assets	$275,911	$275,435
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$22,422	$26,269
Liabilities related to discontinued operations	564	590
Accrued expenses and other liabilities	24,188	23,107
Total current liabilities	47,174	49,966
Credit facility debt	48,300	42,000
Liabilities related to discontinued operations	121	278
Other liabilities	7,989	8,167
Total liabilities	103,584	100,411
Commitments and Contingencies
SHAREHOLDERS’ EQUITY
Common stock, $0.32 par value; 100,000,000 shares authorized; shares issued were 28,966,641 and 28,949,523, respectively; shares outstanding were 28,466,641 and 28,449,523, respectively	9,269	9,264
Paid-in capital	27,673	27,356
Retained earnings	140,160	143,179
Less cost of treasury stock, 500,000 shares	(4,775)	(4,775)
Total shareholders’ equity	172,327	175,024
Total liabilities and shareholders’ equity	$275,911	$275,435

The accompanying notes are an integral part of these Consolidated Financial Statements.

Luby’s, Inc.

Consolidated Statements of Operations (unaudited)

(In thousands except per share data)

	Quarter Ended
	November 19, 2014	November 20, 2013
	(12 weeks)	(12 weeks)
SALES:
Restaurant sales	$80,557	$79,952
Culinary Contract Services	4,598	4,270
Franchise revenue	1,581	1,514
Vending revenue	125	112
TOTAL SALES	86,861	85,848
COSTS AND EXPENSES:
Cost of food	23,493	22,869
Payroll and related costs	29,319	28,164
Other operating expenses	15,823	15,143
Occupancy costs	4,629	4,689
Opening costs	925	350
Cost of Culinary Contract Services	3,951	3,672
Depreciation and amortization	5,058	4,319
General and administrative expenses	7,703	8,067
Provision for asset impairments	—	210
Net loss on disposition of property and equipment	290	51
Total costs and expenses	91,191	87,534
LOSS FROM OPERATIONS	(4,330)	(1,686)
Interest income	1	2
Interest expense	(456)	(253)
Other income, net	187	296
Loss before income taxes and discontinued operations	(4,598)	(1,641)
Benefit for income taxes	(1,782)	(948)
Loss from continuing operations	(2,816)	(693)
Loss from discontinued operations, net of income taxes	(203)	(853)
NET LOSS	(3,019)	$(1,546)
Loss per share from continuing operations:
Basic	$(0.10)	$(0.02)
Assuming dilution	(0.10)	(0.02)
Loss per share from discontinued operations:
Basic	$(0.01)	$(0.03)
Assuming dilution	(0.01)	(0.03)
Net loss per share:
Basic	$(0.11)	$(0.05)
Assuming dilution	(0.11)	(0.05)
Weighted average shares outstanding:
Basic	28,890	28,765
Assuming dilution	28,890	28,765

The accompanying notes are an integral part of these Consolidated Financial Statements.

Luby’s, Inc.

Consolidated Statement of Shareholders’ Equity (unaudited)

(In thousands)

	Common Stock						Total
	Issued		Treasury		Paid-In	Retained	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Earnings	Equity
BALANCE AT AUGUST 27, 2014	28,950	$9,264	(500)	$(4,775)	$27,356	$143,179	$175,024
Net loss	—	—	—	—	—	(3,019)	(3,019)
Share-based compensation expense	17	5	—	—	277	—	282
Common stock issued under employee benefit plans	—	—	—	—	40	—	40
BALANCE AT NOVEMBER 19, 2014	28,967	$9,269	(500)	$(4,775)	$27,673	$140,160	$172,327

The accompanying notes are an integral part of these Consolidated Financial Statements.

Luby’s, Inc.

Consolidated Statements of Cash Flows (unaudited)

(In thousands)

	Quarter Ended
	November 19, 2014	November 20, 2013
	(12 weeks)	(12 weeks)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,019)	$(1,546)
Adjustments to reconcile net loss to net cash provided by operating activities:
Provision for asset impairments, net of gains/losses on property sales	290	538
Depreciation and amortization	5,073	4,413
Amortization of debt issuance cost	36	26
Share-based compensation expense	322	325
Deferred tax benefit	(2,028)	(1,271)
Cash provided by operating activities before changes in operating assets and liabilities	674	2,485
Changes in operating assets and liabilities:
Decrease (Increase) in trade accounts and other receivables	(690)	262
Increase in food and supply inventories	(1,998)	(1,996)
Decrease in prepaid expenses and other assets	1,118	1,281
Increase (Decrease) in accounts payable, accrued expenses and other liabilities	(3,431)	1,908
Net cash provided by (used in) operating activities	(4,327)	3,940
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from disposal of assets and property held for sale	692	467
Purchases of property and equipment	(3,589)	(9,207)
Net cash used in investing activities	(2,897)	(8,740)
CASH FLOWS FROM FINANCING ACTIVITIES:
Credit facility borrowings	25,800	22,300
Credit facility repayments	(19,500)	(17,200)
Debt issuance costs	(50)	—
Net cash provided by financing activities	6,250	5,100
Net increase (decrease) in cash and cash equivalents	(974)	300
Cash and cash equivalents at beginning of period	2,788	1,528
Cash and cash equivalents at end of period	1,814	$1,828
Cash paid for:
Income taxes	$—	$—
Interest	451	200

The accompanying notes are an integral part of these Consolidated Financial Statements.

Luby’s, Inc.

Notes to Consolidated Financial Statements (unaudited)

Note 1. Basis of Presentation

The accompanying unaudited Consolidated Financial Statements of Luby’s, Inc. (the “Company” or “Luby’s”) have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements that are prepared for the Company’s Annual Report on Form 10-K. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the quarter ended November 19, 2014 are not necessarily indicative of the results that may be expected for the fiscal year ending August 26, 2015.

The Consolidated Balance Sheet dated August 27, 2014, included in this Quarterly Report on Form 10-Q (this “Form 10-Q”), has been derived from the audited Consolidated Financial Statements as of that date. However, this Form 10-Q does not include all of the information and footnotes required by GAAP for an annual filing of complete financial statements. Therefore, these financial statements should be read in conjunction with the audited Consolidated Financial Statements and footnotes included in the Company’s Annual Report on Form 10-K for the fiscal year ended August 27, 2014.

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

Note 2. Accounting Periods

The Company’s fiscal year ends on the last Wednesday in August. Accordingly, each fiscal year normally consists of 13 four-week periods, or accounting periods, accounting for 364 days in the aggregate. Each of the first three quarters of each fiscal year consists of three four-week periods, while the fourth quarter normally consists of four four-week periods. Fiscal years 2014 and 2013 contained 52 weeks. Comparability between quarters may be affected by the varying lengths of the quarters, as well as the seasonality associated with our business segments. Seasonality factors affecting a quarter include timing of holidays, weather and school years. Interim results may not be indicative of full year results.

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

The total number of Company-owned restaurants was 175 at November 19, 2014 and 174 at August 27, 2014.

Culinary Contract Services

CCS, branded as Luby’s Culinary Contract Services, consists of a business line servicing healthcare, higher education and corporate dining clients. The healthcare accounts are full service and typically include in-room delivery, catering, vending, coffee service and retail dining. CCS has contracts with long-term acute care hospitals, acute care medical centers, ambulatory surgical centers, behavioral hospitals, business and industry clients, and higher education institutions. CCS has the unique ability to deliver quality services that include facility design and procurement as well as nutrition and branded food services to our clients. The costs of CCS on the Consolidated Statements of Operations include all food, payroll and related costs and other operating expenses related to CCS sales.

The total number of CCS contracts was 26 at November 19, 2014 and 25 at August 27, 2014.

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

The number of franchised restaurants was 110 at November 19, 2014 and at August 27, 2014.

The table on the following page shows financial information as required by Accounting Standards Codification Topic 280 (“ASC 280”) for segment reporting. ASC 280 requires depreciation and amortization be disclosed for each reportable segment, even if not used by the chief operating decision maker. The table also lists total assets for each reportable segment. Corporate assets include cash and cash equivalents, tax refunds receivable, property and equipment, assets related to discontinued operations, property held for sale, deferred tax assets, prepaid expenses, intangible assets and goodwill.

Licensee

In November 1997, a prior owner of the Fuddruckers – World’s Greatest Hamburgers ® brand granted to a licensee the exclusive right to use the Fuddruckers proprietary marks, trade dress and system to develop Fuddruckers restaurants in a territory consisting of certain countries in Africa, the Middle East and parts of Asia. As of November 2014, this licensee operated 31 restaurants that are licensed to use the Fuddruckers Proprietary Marks in Saudi Arabia, Egypt, Lebanon, United Arab Emirates, Qatar, Jordon, Bahrain and Kuwait. The Company does not receive revenue or royalties from these restaurants.

	Quarter Ended
	November 19, 2014	November 20, 2013
	(12 weeks)	(12 weeks)
	(In thousands)
Sales:
Company-owned restaurants (1)	$80,682	$80,064
Culinary Contract Services	4,598	4,270
Franchise Operations	1,581	1,514

Total	86,861	85,848

Segment level profit:
Company-owned restaurants	$7,418	$9,199
Culinary Contract Services	647	598
Franchise Operations	1,581	1,514

Total	9,646	11,311

Depreciation and amortization:
Company-owned restaurants	$4,374	$3,734
Culinary Contract Services	69	89
Franchise Operations	177	177
Corporate	438	319

Total	5,058	4,319

Total assets:
Company-owned restaurants	$229,860	$214,647
Culinary Contract Services	1,796	1,952
Franchise Operations	12,952	13,699
Corporate	31,303	26,193

Total	275,911	256,491

Capital expenditures:
Company-owned restaurants	$3,169	$9,058
Culinary Contract Services	—	—
Franchise Operations	—	—
Corporate	420	149

Total	3,589	9,207

Loss before income taxes and discontinued operations:
Segment level profit	$9,646	$11,311
Opening costs	(925)	(350)
Depreciation and amortization	(5,058)	(4,319)
General and administrative expenses	(7,703)	(8,067)
Provision for asset impairments	—	(210)
Net loss on disposition of property and equipment	(290)	(51)
Interest income	1	2
Interest expense	(456)	(253)
Other income, net	187	296

Total	$(4,598)	$(1,641)

(1)	Includes vending revenue of $125 thousand and $112 thousand for the quarters ended November 19, 2014 and November 20, 2013, respectively.

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

Non-recurring fair value measurements related to impaired property and equipment consisted of the following:

		Fair Value Measurement Using
	Quarter Ended November 19, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Impairments
		(In thousands)
Continuing Operations
Property and equipment related to company-owned restaurants	$6,446	$—	$—	$6,446	$—

		Fair Value Measurement Using
	Quarter Ended November 20, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Impairments
		(In thousands)
Discontinued Operations
Property and equipment related to corporate assets	$1,144	$—	$—	$1,144	$—

Note 5. Income Taxes

No cash payments of estimated federal income taxes were made during the quarter ended November 19, 2014.

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

Note 6. Property and Equipment, Intangible Assets and Goodwill

The costs, net of impairment, and accumulated depreciation of property and equipment at November 19, 2014 and August 27, 2014, together with the related estimated useful lives used in computing depreciation and amortization, were as follows:

	November 19, 2014	August 27, 2014	Estimated Useful Lives (years)
	(In thousands)
Land	$69,767	$69,767		—
Restaurant equipment and furnishings	133,998	131,932	3	to	15
Buildings	182,104	180,922	20	to	33
Leasehold and leasehold improvements	42,717	40,835	Lesser of lease term or estimated useful life
Office furniture and equipment	7,859	7,537	3	to	10
Construction in progress	7,815	10,313		—
	444,260	441,306
Less accumulated depreciation and amortization	(233,214)	(228,427)
Property and equipment, net	$211,046	$212,879
Intangible assets, net	$23,681	$24,014		21
Goodwill	$1,681	$1,681		—

Intangible assets, net, consist of the Fuddruckers trade name and franchise agreements and will be amortized. The Company believes the Fuddruckers trade name has an expected accounting life of 21 years from the date of acquisition based on the expected use of its assets and the restaurant environment in which it is being used. The trade name represents a respected brand with customer loyalty and the Company intends to cultivate and protect the use of the trade name. The franchise agreements, after considering renewal periods, have an estimated accounting life of 21 years from the date of acquisition and will be amortized over this period of time. The Company recorded approximately $0.3 million of accumulated amortization as of November 19, 2014 and approximately $6.0 million of accumulated amortization as of August 27, 2014.

Intangible assets, net, also includes the license agreement and trade name related to Cheeseburger in Paradise and the value of the acquired licenses and permits allowing the sale of beverages with alcohol. These assets have an expected accounting life of 15 years from the date of acquisition. The Company recorded accumulated amortization of approximately $6 thousand as of November 19, 2014 and approximately $42 thousand of accumulated amortization as of August 27, 2014.

The Company recorded an intangible asset for goodwill in the amount of approximately $0.2 million related to the acquisition of substantially all of the assets of Fuddruckers. The Company also recorded an intangible asset for goodwill in the amount of approximately $2.0 million related to the acquisition of Cheeseburger in Paradise. Goodwill is considered to have an indefinite useful life and is not amortized. Goodwill was approximately $1.7 million as of November 19, 2014 and approximately $1.7 million as of August 27, 2014 and relates to our Company-owned restaurants reportable segment.

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

Management determined approximately $0.5 million in impairment losses related to goodwill, which was recognized in full in fiscal 2014.

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

For assets held for use, the Company estimates future cash flows using assumptions based on possible outcomes of the areas analyzed. If the undiscounted future cash flows are less than the carrying value of the location’s assets, the Company records an impairment loss based on an estimate of discounted cash flows. The estimates of future cash flows, based on reasonable and supportable assumptions and projections, require management’s subjective judgments. Assumptions and estimates used include operating results, changes in working capital, discount rate, growth rate, anticipated net proceeds from disposition of the property and, if applicable, lease terms. The span of time for which future cash flows are estimated is often lengthy, increasing the sensitivity to assumptions made. The time span could be 20 to 25 years for newer properties, but only 5 to 10 years for older properties. Depending on the assumptions and estimates used, the estimated future cash flows projected in the evaluation of long-lived assets can vary within a wide range of outcomes. The Company considers the likelihood of possible outcomes in determining the best estimate of future cash flows. The measurement for such an impairment loss is then based on the fair value of the asset as determined by discounted cash flows.

The Company recognized the following impairment charges to income from operations:

	Quarter Ended
	November 19, 2014	November 20, 2013
	(12 weeks)	(12 weeks)
	(In thousands, except per share data)
Provision for asset impairments	$—	$210
Net loss on disposition of property and equipment	290	51
	$290	$261
Effect on EPS:
Basic	$(0.01)	$(0.01)
Assuming dilution	$(0.01)	$(0.01)

There was no impairment charge for the quarter ended November 19, 2014.

The impairment charge for the quarter ended November 20, 2013 is related to one operating Fuddruckers location, two operating Cheeseburger in Paradise locations that were closed after the end of the quarter and one Cheeseburger in Paradise location that was converted to a Fuddruckers.

The net loss for the quarter ended November 19, 2014 includes losses on the sale of equipment and other normal asset retirement activity.

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

On March 21, 2014, the Company adopted a disposal plan for selected under-performing recently acquired leaseholds operating as Cheeseburger in Paradise restaurants. As of November 19, 2014, five Cheeseburger in Paradise locations have been reclassified to discontinued operations in the statements of operations and balance sheet accordingly.

The following table sets forth the assets and liabilities for all discontinued operations:

	November 19, 2014	August 27, 2014
	(in thousands)
Cash	$—	$—
Food and supply inventories	—	—
Prepaid expenses	17	52
Assets related to discontinued operations—current	$17	$52
Property and equipment, net	3,435	3,430
Other assets	1,385	1,387
Assets related to discontinued operations—non-current	$4,820	$4,817
Deferred income taxes	$—	$—
Accrued expenses and other liabilities	564	590
Liabilities related to discontinued operations—current	$564	$590
Other liabilities	$121	$278
Liabilities related to discontinued operations—non-current	$121	$278

As of August 27, 2014, the Company had nine restaurant properties classified as discontinued operations assets. The carrying value of four Company-owned properties was $5.3 million at August 27, 2014. The carrying values of two ground leases were previously impaired to zero.

The Company is actively marketing all of these properties for lease or sale and the Company’s results of discontinued operations will be affected by the disposal of properties related to discontinued operations to the extent proceeds from the sales exceed or are less than net book value.

The following table sets forth the sales and pretax income (losses) reported from discontinued operations:

	Quarter Ended
	November 19, 2014	November 20, 2013
	(12 weeks)	(12 weeks)
	(In thousands, except discontinued locations)
Sales	$—	$1,494
Pretax loss	(308)	(910)
Income tax benefit from discontinued operations	105	57
Loss from discontinued operations	(203)	(853)
Discontinued locations closed during the period	—	—

The following table summarizes discontinued operations for the first quarters of fiscal 2015 and 2014:

	Quarter Ended
	November 19, 2014	November 20, 2013
	(12 weeks)	(12 weeks)
	(In thousands, except per share data)

Discontinued operating losses	$(308)	$(633)
Impairments	—	(277)
Net gains (losses)	—	—
Pretax loss	$(308)	(910)
Income tax benefit from discontinued operations	105	57
Loss from discontinued operations	$(203)	$(853)
Effect on EPS from discontinued operations—basic	$(0.01)	$(0.03)

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

At November 19, 2014 and August 27, 2014, the Company had one owned property recorded at approximately $1.0 million in property held for sale. The Company is actively marketing the location currently classified as property held for sale.

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

Construction Activity

From time to time, the Company enters into non-cancelable contracts for the construction of its new restaurants. This construction activity exposes the Company to the risks inherent in new construction, including but not limited to rising material prices, labor shortages, delays in getting required permits and inspections, adverse weather conditions, and injuries sustained by workers and contract termination expenses. The Company had no non-cancelable contracts as of November 19, 2014.

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

Under the terms of the Amended and Restated Master Sales Agreement, the Pappas entities may provide specialized (customized) equipment fabrication and basic equipment maintenance, including stainless steel stoves, shelving, rolling carts, and chef tables. The total costs under the Amended and Restated Master Sales Agreement of custom-fabricated and refurbished equipment in the quarters ended November 19, 2014 and November 20, 2013 were zero and zero, respectively. Services provided under this agreement are subject to review and approval by the Finance and Audit Committee of the Board of Directors of the Company (the “Board”).

Operating Leases

During the third quarter fiscal 2014, a company owned by Messrs. Pappas purchased from the landlord the land underlying an existing leased Fuddruckers restaurant in Houston, Texas. Messrs. Pappas each own a 50% interest in the company that purchased the land. There were no changes to the existing lease. The company is currently obligated to pay $27.56 per square foot, plus maintenance fees, taxes and insurance, during the present term of the lease which expires May 31, 2020 with two five year options remaining. The Company made payments of $27,000 and zero in the quarters ended November 19, 2014 and November 20, 2013, respectively.

On November 14, 2012, the Company executed an additional lease agreement in connection with a proposed future restaurant concept in the retail strip center described above. This lease agreement provided for a primary term of approximately eight years with no renewal options. This lease agreement was approved by the Finance and Audit Committee of the Board. The Company made payments of zero and $8,000 in the quarters ended November 19, 2014 and November 20, 2013, respectively. The Company terminated the lease on October 31, 2013.

On November 22, 2006, the Company executed a new lease agreement in connection with the replacement and relocation of the existing restaurant with a new prototype restaurant in the retail strip center described above. The new restaurant opened in July 2008 and the new lease agreement provides for a primary term of approximately twelve years with two subsequent five-year options. The new lease also gives the landlord an option to buy out the agreement on or after the calendar year 2015 by paying the unamortized cost of the Company’s improvements. The Company is currently obligated to pay rent of $20.00 per square foot ($22.00 per square foot beginning January 2014) plus maintenance, taxes, and insurance during the primary term of the lease. Thereafter, the lease provides for increases in rent at set intervals. The new lease agreement was approved by the Finance and Audit Committee and full Board of Directors. The Company made payments of $68,000 and $60,000 in the quarters ended November 19, 2014 and November 20, 2013, respectively.

	Quarter Ended
	November 19, 2014	November 20, 2013
	(12 weeks)	(12 weeks)
	(In thousands, except percentages)
AFFILIATED COSTS INCURRED:
General and administrative expenses—professional and other costs	$—	$—
Capital expenditures	—	—
Other operating expenses, occupancy costs and opening costs, including property leases	94	69
Total	$94	$69
RELATIVE TOTAL COMPANY COSTS:
General and administrative expenses	$7,703	$8,067
Capital expenditures	3,589	9,207
Other operating expenses, occupancy costs and opening costs	21,377	20,182
Total	$32,669	$37,456
AFFILIATED COSTS INCURRED AS A PERCENTAGE OF RELATIVE TOTAL COMPANY COSTS	0.29%	0.18%

Board of Directors

Christopher J. Pappas is a member of the Board of Directors of Amegy Bank, National Association, which is a lender and syndication agent under the Company’s 2013 Revolving Credit Facility. In January 2014, Christopher J. Pappas was also appointed to the Amegy Bank Legal Board.

Key Management Personnel

The Company entered into a new employment agreement with Christopher Pappas on January 24, 2014. The employment agreement was amended on December 1, 2014, to extend the termination date thereof to August 31, 2016, unless earlier terminated. Mr. Pappas continues to devote his primary time and business efforts to the Company while maintaining his role at Pappas Restaurants, Inc.

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

Of the 1.1 million shares approved for issuance under the Nonemployee Director Stock Plan, 0.7 million options, restricted stock units and restricted stock awards were granted, and 0.1 million options were cancelled or expired and added back into the plan. Approximately 0.5 million shares remain available for future issuance as of November 19, 2014. Compensation cost for share-based payment arrangements under the Nonemployee Director Stock Plan, recognized in general and administrative expenses for the quarters ended November 19, 2014 and November 20, 2013 were approximately $167,000 and $130,000, respectively.

Of the 2.6 million shares approved for issuance under the Employee Stock Plan, 4.6 million options and restricted stock units were granted, and 3.0 million options and restricted stock units were cancelled or expired and added back into the plan. Approximately 1.0 million shares remain available for future issuance as of November 19, 2014. Compensation cost for share-based payment arrangements under the Employee Stock Plan, recognized in general and administrative expenses for the quarters ended November 19, 2014 and November 20, 2013, were approximately $154,000 and $194,000, respectively.

Stock Options

Stock options granted under either the Employee Stock Plan or the Nonemployee Director Stock Plan have exercise prices equal to the market price of the Company’s common stock at the date of the grant.

Option awards under the Nonemployee Director Stock Plan generally vest 100% on the first anniversary of the grant date and expire ten years from the grant date. No options were granted under the Nonemployee Director Stock Plan in the quarter ended November 19, 2014. However, options to purchase 14,000 shares at option prices of $6.45 per share remain outstanding as of November 19, 2014.

Options granted under the Employee Stock Plan generally vest 25% on the anniversary date of each grant and expire six years from the date of the grant. However, options granted to executive officers under the Employee Stock Plan vest 50% on the first anniversary date of the grant date, 25% on the second anniversary of the grant date and 25% on the third anniversary of the grant date, with all options expiring ten years from the grant date. All options granted in fiscal 2014 were granted under the Employee Stock Plan. Options to purchase 719,000 shares at option prices of $3.44 to $11.10 per share remain outstanding as of November 19, 2014.

A summary of the Company’s stock option activity for the quarter ended November 19, 2014 is presented in the following table:

	Shares Under Fixed Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
			(Years)	(In thousands)
Outstanding at August 27, 2014	800,754	$4.95	4.1	$583
Granted	—	—	—	—
Exercised	—	—	—	—
Forfeited/Expired	—	—	—	—
Outstanding at November 19, 2014	800,754	$4.95	3.9	$343
Exercisable at November 19, 2014	732,738	$4.88	3.7	$338

The intrinsic value for stock options is defined as the difference between the current market value, or closing price on November 19, 2014, and the grant price on the measurement dates in the table above.

Restricted Stock Units

Grants of restricted stock units consist of the Company’s common stock and generally vest after three years. All restricted stock units are cliff-vested. Restricted stock units are valued at the closing market price of the Company’s common stock at the date of grant.

A summary of the Company’s restricted stock unit activity during the quarter ended November 19, 2014 is presented in the following table:

	Restricted Stock Units	Weighted Average Fair Value	Weighted- Average Remaining Contractual Term
		(Per share)	(In years)
Unvested at August 27, 2014	397,837	$6.03	1.6
Granted	4,000	5.15	—
Vested	—	—	—
Forfeited	—	—	—
Unvested at November 19, 2014	401,837	$6.02	1.5

At November 19, 2014, there was approximately $0.9 million of total unrecognized compensation cost related to unvested restricted stock units that is expected to be recognized over a weighted-average period of 1.5 years.

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

Note 11. Earnings Per Share

Basic net income per share is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding and unvested restricted stock for the reporting period. Diluted net income per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. For the calculation of diluted net income per share, the basic weighted average number of shares is increased by the dilutive effect of stock options determined using the treasury stock method. Stock options excluded from the computation of net income per share for the quarter ended November 19, 2014 include approximately 431,000 shares with exercise prices exceeding market prices and approximately 200 shares whose inclusion would also be anti dilutive.

The components of basic and diluted net income per share are as follows:

	Quarter Ended
	November 19, 2014	November 20, 2013
	(12 weeks)	(12 weeks)
	(In thousands expect per share data)
Numerator:
Loss from continuing operations	$(2,816)	$(693)
Loss from discontinued operations	(203)	(853)
Net loss	$(3,019)	$(1,546)
Denominator:
Denominator for basic earnings per share—weighted-average shares	28,890	28,765
Effect of potentially dilutive securities:
Employee and non-employee stock options	—	—
Denominator for earnings per share assuming dilution	28,890	28,765
Loss per share from continuing operations:
Basic	$(0.10)	$(0.02)
Assuming dilution	(0.10)	(0.02)
Loss per share from discontinued operations:
Basic	$(0.01)	$(0.03)
Assuming dilution	(0.01)	(0.03)
Net loss per share:
Basic	$(0.11)	$(0.05)
Assuming dilution	(0.11)	(0.05)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s discussion and analysis of financial condition and results of operations should be read in conjunction with the unaudited Consolidated Financial Statements and footnotes for the quarter ended November 19, 2014 included in Item 1 of Part I of this Quarterly Report on Form 10 (this “Form 10-Q”), and the audited Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended August 27, 2014.

The following presents an analysis of the results and financial condition of our continuing operations. Except where indicated otherwise, the results of discontinued operations are excluded from this discussion.

The following table sets forth selected operating data as a percentage of total revenues (unless otherwise notes) for the periods indicated. All information is derived from the accompanying consolidated statements of income:

	Quarter Ended
	November 19, 2014	November 20, 2013
	(12 weeks)	(12 weeks)
	(In thousands)

Restaurant sales	92.7%	93.1%
Culinary Contract Services	5.3%	5.0%
Franchise revenue	1.8%	1.8%
Vending revenue	0.1%	0.1%
TOTAL SALES	100.0%	100.0%

STORE COSTS AND EXPENSES:
(As a percentage of restaurant sales)

Cost of food	29.2%	28.6%
Payroll and related costs	36.4%	35.2%
Other operating expenses	19.6%	18.9%
Occupancy costs	5.7%	5.9%
Store level profit margin	9.1%	11.4%

COMPANY COSTS AND EXPENSES:
(As a percentage of total sales)

Opening costs	1.1%	0.4%
Depreciation and amortization	5.8%	5.0%
General and administrative expenses	8.9%	9.4%
Provision for asset impairments	—	0.2%
Net loss on disposition of property and equipment	0.3%	0.1%

Culinary Contract Services Costs
(As a percentage of Culinary Contract Services sales)

Cost of Culinary Contract Services	85.9%	86.0%
Culinary Contract Services Profit Margin	14.1%	14.0%

(As a percentage of total sales)
LOSS FROM OPERATIONS	(5.0)%	(2.0)%
Interest income	—	—
Interest expense	0.5%	0.3%
Other income, net	(0.2)%	(0.3)%
Loss before income taxes and discontinued operations	(4.7)%	(2.0)%
Benefit for income taxes	(2.1)%	(1.1)%
Loss from continuing operations	(2.6)%	(0.9)%
Loss from discontinued operations, net of income taxes	(0.1)%	(0.1)%
NET LOSS	(2.7)%	(1.0)%

Percentages may not add due to rounding.

Although store level profit, defined as restaurant sales less cost of food, payroll and related costs, other operating expenses and occupancy costs is a non-GAAP measure, we believe its presentation is useful because it explicitly shows the results of our most significant reportable segment.   The following table reconciles between store level profit, a non-GAAP measure to income from continuing operations, a GAAP measure:

	Quarter Ended
	November 19, 2014	November 20, 2013
	(12 weeks)	(12 weeks)
	(In Thousands)

Store level profit	$7,293	$9,087

Plus:
Sales from vending revenue	125	112
Sales from culinary contract services	4,598	4,270
Sales from franchise revenue	1,581	1,514

Less:
Opening costs	925	350
Cost of culinary contract services	3,951	3,672
Depreciation and amortization	5,058	4,319
General and administrative expenses	7,703	8,067
Provision for asset impairments	—	210
Net loss on disposition of property and equipment	290	51
Interest income	(1)	(2)
Interest expense	456	253
Other income, net	(187)	(296)
Provision for income taxes	(1,782)	(948)
Loss from continuing operations	$(2,816)	$(693)

The following table shows our restaurant unit count as of August 27, 2014 and November 19, 2014.

Restaurant Counts:

	August 27, 2014	FY15 Q1 Openings	FY15 Q1 Closings	November 19, 2014
Luby’s Cafeterias	94			94
Fuddruckers Restaurants	71	2	(1)	72
Cheeseburger in Paradise	8			8
Other restaurants[1]	1			1
Total	174	2	(1)	175

(1) Other restaurants include one Bob Luby’s Seafood.

Overview

Luby’s, Inc. (“Luby’s” or “Company”) is a multi-branded company operating in the restaurant industry and in the contract food services industry. Our primary brands include Luby’s Cafeteria, Fuddruckers - World’s Greatest Hamburgers ®, Luby’s Culinary Contract Services and Cheeseburger in Paradise. Our other brands include Bob Luby’s Seafood, Luby’s, Etc. and Koo Koo Roo Chicken Bistro.

Our Company’s vision is that our guests, employees and shareholders stay loyal to our restaurant brands and value them as a significant part of their lives. We want our company’s performance to make it a leader in our industry.

We are headquartered in Houston, Texas. Our corporate headquarters is located at 13111 Northwest Freeway, Suite 600, Houston, Texas 77040, and our telephone number at that address is (713) 329-6800. Our website is www.lubysinc.com. The information on our website is not, and shall not be deemed to be, a part of this Quarterly Report on Form 10-Q or incorporated by reference into any of our other filings with the SEC.

As of November 19, 2014, we owned and operated 175 restaurants, of which 94 are traditional cafeterias, 72 are gourmet hamburger restaurants, eight are casual dining restaurants and bars, and one primarily serves seafood. These establishments are located in close proximity to retail centers, business developments and residential areas mostly throughout the United States. Included in the 175 restaurants that we own and operate are ten restaurants located at five property locations where we operate a side-by-side Luby’s Cafeteria and Fuddruckers on the same property. We refer to these locations as “Combo locations.”

As of November 19, 2014, we operated 26 Culinary Contract Services locations; 18 in the Houston, Texas area, 3 in Louisiana, 2 in Austin, Texas, 1 in Florida, 1 in North Carolina and 1 in Oklahoma. Luby’s Culinary Contract Services provides food service management to healthcare, educational and corporate dining facilities.

As of November 19, 2014, we had 50 franchisees operating 110 Fuddruckers restaurants in locations. Our largest five franchise owners own five to twelve restaurants each. Fourteen franchise owners each own two to four restaurants. The 31 remaining franchise owners each own one restaurant.

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

Same-Store Sales

The restaurant business is highly competitive with respect to food quality, concept, location, price, and service, all of which may have an effect on same-store sales. Our same-store sales calculation measures the relative performance of a certain group of restaurants. A restaurant’s sales results are included in the same-store sales calculation in the quarter after a store has been open for six consecutive fiscal quarters. Our Company-owned Fuddruckers restaurants were included in this measurement beginning with the third quarter fiscal 2012. The Cheeseburger in Paradise stores that were acquired in December 2012 were included in the same-store metric beginning the first quarter fiscal 2015. Stores that close on a permanent basis are removed from the group in the quarter when operations cease at the restaurant, but remain in the same-store group for previously reported quarters. Although management believes this approach leads to more effective year-over-year comparisons, neither the time frame nor the exact practice may be similar to those used by other restaurant companies.

RESULTS OF OPERATIONS

Quarter Ended November 19, 2014 Compared to Quarter Ended November 20, 2013

Sales

Total sales increased approximately $1.0 million, or 1.2%, in the quarter ended November 19, 2014 compared to the quarter ended November 20, 2013, consisting primarily of a $0.6 million increase in restaurant sales, a $0.3 million increase in Culinary Contract Services sales, and a $0.1 million increase in franchise revenue. The other component of total sales is vending revenue, which was consistent in the quarter ended November 19, 2014 compared to the quarter ended November 20, 2013.

The Company has three reportable segments: Company-owned restaurants, Franchise operations, and Culinary Contract Services.

Company-Owned Restaurants

Restaurant Sales

Restaurant sales increased approximately $0.6 million in the quarter ended November 19, 2014, compared to the quarter ended November 20, 2013. Sales from Combo locations increased by approximately $4.0 million to approximately $5.0 million, and sales at stand-alone Fuddruckers restaurants increased by approximately $1.9 million. These sales increases were offset by a sales decline at Luby’s Cafeteria stand-alone locations of approximately $1.2 million and a sales decline at Cheeseburger in Paradise locations of approximately $3.8 million. Additionally, we ceased operations at the two Koo Koo Roo Chicken Bistro restaurants that we operated a year ago, resulting in a decrease of approximately $0.3 million in sales. The sales increase at Fuddruckers restaurants resulted from a 0.2% increase in same-store sales and the incremental sales contribution from eight new Fuddruckers restaurants, with these additions partially offset by the absence of sales from two closed Fuddruckers restaurants. The 0.2% increase in same-store sales at Fuddruckers restaurants resulted from a 1.9% increase in guest traffic offset by a 1.7% decline in average spend per guest. The increase in sales at our Combo locations was due to the addition of four new Combo locations, as well as a 2.4% increase in sales at our first combo location. The decline in sales at Luby’s Cafeteria restaurants resulted from the absence of sales from three closed Luby’s Cafeteria locations, and the sales decline at one Luby’s Cafeteria that is not yet included in the same-store grouping, and a 0.2% increase in same-store sales. The 0.2% increase in same-store Luby’s Cafeteria sales resulted from a 0.1% increase in guest traffic and a 0.1% increase in average spend per guest.

Cost of Food

Cost of food increased approximately $0.6 million, or 2.7%, in the quarter ended November 19, 2014 compared to the quarter ended November 20, 2013 due primarily to increases in food commodity costs, particularly with beef costs that were 25.0% higher leading to the greatest impact at our Fuddruckers brand where the core menu items include hamburgers. As a percentage of restaurant sales, cost of food increased 0.6% to 29.2% in the quarter ended November 19, 2014 compared to the quarter ended November 20, 2013. Food commodity prices for our basket of food commodity purchases increased 5.0% at our Luby’s Cafeterias locations and 11.0% at our Fuddruckers restaurants.

Payroll and Related Costs

Payroll and related costs increased approximately $1.2 million in the quarter ended November 19, 2014 compared to the quarter ended November 20, 2013 due to increases in both hourly restaurant labor costs and restaurant management costs. As a percentage of restaurant sales, payroll and related costs increased 1.2%, to 36.4% in the quarter ended November 19, 2014 compared to 35.2% in the quarter ended November 20, 2013. The increase in hourly labor costs as a percentage of restaurant sales is primarily due to increases at our Fuddruckers brand and to a lesser extent at our Combo locations. These increases include costs associated with efforts to deploy additional hourly labor at our Fuddruckers restaurants in order to enhance guest service and motivate increased guest traffic as well as the higher hourly labor costs typically realized during the first eight weeks of operations at newly opened restaurants. The increase in management labor as a percentage of sales is also primarily due to increased management support during the first eight weeks of operations of newly opened stores as well as increases in average wages. Increased costs of health care coverage for both hourly and management restaurant employees contributed 0.2% of the 1.2% increase in payroll and related cost as a percentage of restaurant sales. Newly opened stores driving a portion of the increase in payroll and related costs included two new Combo locations opened shortly prior to the start of the quarter ended November 19, 2014 and two Fuddruckers restaurants opened in the quarter ended November 19, 2014.

Other Operating Expenses

Other operating expenses primarily include restaurant-related expenses for utilities, repairs and maintenance, advertising, insurance, services and supplies. Other operating expenses increased by approximately $0.7 million, or 4.5%, in the quarter ended November 19, 2014 compared to the quarter ended November 20, 2013, due primarily to (1) an approximate $0.3 million increase in repairs and maintenance costs; (2) and an approximate $0.3 million increase in restaurant supplies expense; (3) an approximate $0.3 million increase in insurance and other costs; and (4) a $0.1 million increase in utility costs; offset by an approximate $0.3 million decrease in restaurant service costs. As a percentage of restaurant sales, other operating expenses increased 0.7%, to 19.6%, in the quarter ended November 19, 2014, compared to 18.9% in the quarter ended November 20, 2013.

Occupancy Costs

Occupancy costs include property lease expense, property taxes, and common area maintenance charges. Occupancy costs decreased approximately $0.1 million to approximately $4.6 million in the quarter ended November 19, 2014 compared to the quarter ended November 20, 2013.

Franchise Operations

We only offer franchises for the Fuddruckers brand. Franchises are sold in markets where expansion is deemed advantageous to the development of the Fuddruckers concept and system of restaurants. Franchise revenue includes (1) royalties paid to us as the franchisor for the Fuddruckers brand and (2) franchise fees paid to us when franchise units are opened for business or transferred to new owners. Franchise revenue increased approximately $66 thousand in the quarter ended November 19, 2014 compared to the quarter ended November 20, 2013. The $66 thousand increase in franchise revenue includes an approximate $33 thousand increase in franchise royalties and an approximate $33 thousand increase in non-royalty related fee income.

Culinary Contract Services

Culinary Contract Services is a business line servicing healthcare, higher education, and corporate dining clients. The healthcare accounts are full service and typically include in-room delivery, catering, vending, coffee service and retail dining. We operated 26 Culinary Contract Services locations at the end of the quarter ended November 19, 2014 and 21 at the end of the quarter ended November 20, 2013. In fiscal 2012, we refined our operating model by concentrating on clients able to enter into agreements where all operating costs are reimbursed to us and we generally charge a fixed fee. These agreements typically present lower financial risk to the company.

Culinary Contract Services Revenue

Culinary Contract Services revenue increased approximately $0.3 million, or 7.7%, in the quarter ended November 19, 2014 compared to the quarter ended November 20, 2013. The increase in revenue was primarily due to an increase in the number of locations where we operate.

Cost of Culinary Contract Services

Cost of Culinary Contract Services includes the food, payroll and related costs, and other direct operating expenses associated with generating Culinary Contract Services sales. Cost of Culinary Contract Services increased approximately $0.3 million, or 7.6%, in the quarter ended November 19, 2014 compared to the quarter ended November 20, 2013, consistent with an increase in Culinary Contract Services revenue. Culinary Contract Services profit margin, defined as Culinary Contract Services revenue less Cost of Culinary Cost Services, increased to 14.1% in the quarter ended November 19, 2014 from 14.0% in the quarter ended November 20, 2013.

 Company-wide Expenses

Opening Costs

Opening costs include labor, supplies, occupancy, and other costs necessary to support the restaurant through its opening period. Opening costs were approximately $0.9 million in the quarter ended November 19, 2014 compared to approximately $0.3 million in the quarter ended November 20, 2013. Both quarters included carrying costs of locations to be developed for future restaurant openings. The opening costs in the quarter ended November 19, 2014 included the opening costs for five Fuddruckers restaurants, two that opened in the quarter ended November 19, 2014, two that opened prior the start of the quarter ended November 19, 2014, and one that opened after the end of the quarter ended November 19, 2014. Also included in the opening costs in the quarter ended November 19, 2014 are the carrying costs associated with six locations that were previously operated as Cheeseburger in Paradise restaurants and are in the process of conversion to Fuddruckers restaurants. The opening costs in the quarter ended November 20, 2013 included the carrying costs of two Combo locations prior to their opening for operations and the opening cost for a new Luby’s Cafeteria location.

Depreciation and Amortization

Depreciation and amortization expense increased by approximately $0.7 million, or 17.1%, in the quarter ended November 19, 2014 compared to the quarter ended November 20, 2013, due primarily to the addition of depreciation related to new capital expenditures for new construction and restaurant conversion activity offset by the reduction in depreciation related to certain assets reaching the end of their depreciable lives.

General and Administrative Expenses

General and administrative expenses include corporate salaries and benefits-related costs, including restaurant area leaders, share-based compensation, professional fees, travel and recruiting expenses and other office expenses. General and administrative expenses decreased approximately $0.4 million, or 4.5%, in the quarter ended November 19, 2014 compared to the quarter ended November 20, 2013. Decreases in general and administrative expense are attributable to decreased spending on outside professional fees and services, office supplies and equipment. As a percentage of total revenue, general and administrative expenses decreased to 8.9% in the quarter ended November 19, 2014, compared to 9.4% in the quarter ended November 20, 2013.

Provision for Asset Impairments

There was no impairment charge for the quarter ended November 19, 2014.

The impairment charge of $0.2 million for the quarter ended November 20, 2013 is related to one operating Fuddruckers restaurant and one location that was previously operated as a Cheeseburger in Paradise and was subsequently converted to a Fuddruckers.

Net Loss (Gain) on Disposition of Property and Equipment

Loss on disposition of property and equipment was approximately $0.3 million in the quarter ended November 19, 2014 and includes loss on the sale of equipment and other normal asset retirement activity. Loss on disposition of property and equipment was approximately $0.1 million in the quarter ended November 20, 2013 and included the sale of one property held for sale and other normal asset retirement activity.

Interest Income

Interest income was $1,000 in the quarter ended November 19, 2014 and $2,000 in the quarter ended November 20, 2013.

Interest Expense

Interest expense increased to approximately $0.5 million in the quarter ended November 19, 2014 from approximately $0.3 million in the quarter ended November 20, 2013 due to higher average debt balances.

Other Income, Net

Other income, net, consisted primarily of the following components: net rental property income and expenses relating to property for which we are the landlord; prepaid sales tax discounts earned through our participation in state tax prepayment programs; and oil and gas royalty income. Other income, net, in the quarter ended November 19, 2014 decreased approximately $0.1 million compared to the quarter ended November 20, 2013 due to lower prepaid sales tax discounts and lower net rental property income.

Taxes

For the quarter ended November 19, 2014, the income taxes related to continuing operations resulted in a tax benefit of $1.8 million compared to a tax benefit of $0.9 million for the quarter ended November 20, 2013. These tax benefits were due to the loss before taxes and discontinued operations in the quarter ended November 19, 2014 and in the quarter ended November 20, 2013.

Discontinued Operations

Loss from discontinued operations was $0.2 million in the quarter ended November 19, 2014 and $0.9 million in the quarter ended November 20, 2013. Loss from discontinued operations of approximately $0.2 million in the quarter ended November 19, 2014 consisted of approximately $0.3 million in carrying costs associated with assets related to discontinued operations offset by an approximate $0.1 million tax benefit. The loss from discontinued operations of approximately $0.9 million in the quarter ended November 20, 2013 consisted of $0.6 million in carrying costs associated with assets related to discontinued operations and a $0.3 million impairment of assets related to discontinued operations.

LIQUIDITY AND CAPITAL RESOURCES

Cash and Cash Equivalents

General. Our primary sources of short-term and long-term liquidity are cash flows from operations and our revolving credit facility. During the quarter ended November 19, 2014, cash used in operating activities was approximately $4.3 million, and cash used in investing activities was approximately $2.9 million offset by cash provided by financing activities of approximately $6.2 million. Cash and cash equivalents decreased approximately $1.0 million in the quarter ended November 19, 2014 compared to approximately $0.3 million increase in the quarter ended November 20, 2013. We plan to continue the level of capital and repair and maintenance expenditures necessary to keep our restaurants attractive and operating efficiently.

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

The following table summarizes our cash flows from operating, investing and financing activities:

	Quarter Ended
	November 19, 2014	November 20, 2013
	(12 weeks)	(12 weeks)
	(In thousands)
Total cash provided by (used in):
Operating activities	$(4,327)	$3,940
Investing activities	(2,897)	(8,740)
Financing activities	6,250	5,100
Net increase (decrease) in cash and cash equivalents	$(974)	$300

Operating Activities. Cash used in operating activities was approximately $4.3 million in the quarter ended November 19, 2014, an $8.2 million decrease from the quarter ended November 20, 2013. The $8.2 million decrease in cash is due to a $1.8 million decrease in cash from operations before changes in operating assets and liabilities plus a $6.4 million decrease in cash generated by changes in operating assets and liabilities for the quarter ended November 19, 2014.

Cash generated by operating activities before changes in operating assets and liabilities was approximately $0.7 million in the quarter ended November 19, 2014, a $1.8 million decrease compared to the quarter ended November 20, 2013. The $1.8 million decrease in cash provided by operating activities before changes in operating assets and liabilities was due to less cash generated by segment level profit of $1.8 million for Company-owned restaurants.

Changes in operating assets and liabilities was an approximate $5.0 million use of cash in the quarter ended November 19, 2014 and an approximate $1.4 million source of cash in the quarter ended November 20, 2013. The $6.4 million decrease in the source of cash was due to differences in the change in asset and liability balances between the quarter ended November 19, 2014 and the quarter ended November 20, 2013. Increases in current asset accounts are a use of cash while decreases in current asset accounts are a source of cash. During the quarter ended November 19, 2014, the change in trade accounts and other receivables was an approximate $0.7 million use of cash which was $1.0 million greater than in the quarter ended November 20, 2013. The change in inventory during the quarter ended November 19, 2014 was an approximate $2.0 million use of cash which was equal to the quarter ended November 20, 2013. The change in prepaid expenses and other assets was an approximate $1.1 million source of cash during the quarter ended November 19, 2014, which was a $0.2 million increase from the quarter ended November 20, 2013.

Increase in current liability accounts are a source of cash, while decreases in current liability accounts are a use of cash. During the quarter ended November 19, 2014, changes in the balances of accounts payable, accrued expenses and other liabilities was an approximate $3.4 million use of cash, compared to a source of cash of approximately $1.9 million during the quarter ended November 20, 2013.

Investing Activities. We generally reinvest available cash flows from operations to develop new restaurants, enhance existing restaurants and to support Culinary Contract Services. Cash used by investing activities was approximately $2.9 million in the quarter ended November 19, 2014 and approximately $8.7 million in the quarter ended November 20, 2013. Capital expenditures were approximately $3.6 million in the quarter ended November 19, 2014, a $5.6 million decrease compared to the quarter ended November 20, 2013. Proceeds from the disposal of assets were approximately $0.7 million in the quarter ended November 19, 2014 and approximately $0.5 million in the quarter ended November 20, 2013.

Financing Activities. Cash provided by financing activities was approximately $6.2 million in the quarter ended November 19, 2014 compared to an approximate $5.1 million use of cash during the quarter ended November 20, 2013. Cash flows from financing activities was primarily the result of borrowings and repayments related to our revolving credit facility. During the quarter ended November 19, 2014, borrowings exceeded repayments by approximately $6.3 million. During the quarter ended November 20, 2013, repayments of the credit facility exceeded borrowings by approximately $5.1 million. Debt issue costs were approximately $0.1 million in the quarter ended November 19, 2014.

Status of Long-Term Investments and Liquidity

At November 19, 2014, we did not hold any long-term investments.

Status of Trade Accounts and Other Receivables, Net

We monitor the aging of our receivables, including Fuddruckers franchising related receivables, and record provisions for uncollectable accounts, as appropriate. Credit terms of accounts receivable associated with our Culinary Contract Services business vary from 30 to 45 days based on contract terms.

Working Capital

Current assets increased approximately $0.6 million in the quarter ended November 19, 2014 compared to an increase of approximately $0.8 million in the quarter ended November 20, 2013. In the quarter ended November 19, 2014, food and supply inventory increased approximately $2.0 million and trade accounts and other receivables increased approximately $0.7 million; partially offset by decreases in prepaid expenses of approximately $1.1 million and cash of approximately $1.0 million. In the quarter ended November 20, 2013, cash increased approximately $0.3 million and food and supply inventory increased approximately $2.0 million while trade accounts and other receivables decreased approximately $0.3 million and prepaid expenses decreased approximately $1.2 million.

Current liabilities decreased approximately $2.8 million in the quarter ended November 19, 2014 compared to an approximate $1.7 million increase in the quarter ended November 19, 2013. In the quarter ended November 19, 2014, unredeemed gift cards increased approximately $1.1 million, taxes other than income taxes increased approximately $0.8 million and income taxes and other increased approximately $0.3 million; partially offset by decrease in accounts payable of approximately $3.8 million, salaries and incentives of approximately $1.1 million and accrued operating expenses of approximately $0.1 million. In the quarter ended November 20, 2013, accounts payable increased approximately $1.0 million, income taxes and other increased approximately $0.5 million and salaries and incentives increased approximately $0.2 million.

Capital Expenditures

Capital expenditures consist of purchases of real estate for future restaurant sites, Culinary Contract Services investments, new unit construction, purchases of new and replacement restaurant furniture and equipment, and ongoing remodeling programs. Capital expenditures for the quarter ended November 19, 2014 were approximately $3.6 million and related to recurring maintenance of our existing units, improvement of our culinary contract services business and the development of future restaurant sites. We expect to be able to fund all capital expenditures in fiscal 2015 using proceeds from the sale of assets, cash flows from operations and our available credit. We expect to spend approximately $20 to $25 million on capital expenditures in fiscal 2015.

DEBT

Revolving Credit Facility

In August 2013, we entered into a revolving credit facility with Wells Fargo Bank, National Association, as Administrative Agent, and Amegy Bank, National Association, as Syndication Agent. The following description summarizes the material terms of the revolving credit facility, as subsequently amended on March 21, 2014 and November 7, 2014 (the “2013 Credit Facility”). The 2013 Credit Facility is governed by the credit agreement dated as of August 14, 2013 (the “2013 Credit Agreement”) among us, the lenders from time to time party thereto, Wells Fargo Bank, National Association, as Administrative Agent, and Amegy Bank, National Association, as Syndication Agent. The maturity date of the 2013 Credit Facility is September 1, 2017.

The aggregate amount of the lenders’ commitments under the 2013 Credit Facility was $70.0 million as of August 28, 2013. The 2013 Credit Facility also provides for the issuance of letters of credit in a maximum aggregate amount of $5.0 million outstanding as of August 14, 2013 and $15.0 million outstanding at any one time with prior written consent of the Administrative Agent and the Issuing Bank. At November 19, 2014, under the 2013 Credit Facility, the total available borrowing capacity was up to $70.0 million; after applying the Lease Adjusted Leverage Ratio limitation, the available borrowing capacity was $19.4 million.

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

The 2013 Credit Facility is secured by a perfected first priority lien on certain of our real property and all of the material personal property owned by us or any of our subsidiaries, other than certain excluded assets (as defined in the Credit Agreement). At November 19, 2014, the carrying value of the collateral securing the 2013 Credit Facility was $83.6 million.

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

●

maintenance of a ratio of (a) the sum of (x) indebtedness as of the last day of any fiscal quarter plus (y) eight times rental expense for the four fiscal quarters ending on the last day of any fiscal quarter to (b) the sum of (x) EBITDA for such four fiscal-quarter-period plus (y) rental expense for such four fiscal-quarter-period (the “Lease Adjusted Leverage Ratio”) of  no more than (i) 5.75 to 1.00 during the first, second and third quarters of fiscal 2015, (ii) 5.50 to 1.00 during the fourth quarter of fiscal 2015, (iii) 5.25 to 1.00 during the first quarter of fiscal 2016, (iv) 5.00 to 1.00 during the second quarter of fiscal 2016 and, (v) 4.75 to 1.00 at all times thereafter.

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

We were in compliance with the covenants contained in the 2013 Credit Agreement as of November 19, 2014.

The 2013 Credit Agreement also includes customary events of default. If a default occurs and is continuing, the lenders’ commitments under the 2013 Credit Facility may be immediately terminated and/or we may be required to repay all amounts outstanding under the 2013 Credit Facility.

As of November 19, 2014, we had $48.3 million in outstanding loans and $1.2 million committed under letters of credit, which were issued as security for the payment of insurance obligations and $1.1 million in capital lease commitments.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The Consolidated Financial Statements included in Item 1 of Part 1 of this Form 10-Q were prepared in conformity with GAAP. Preparation of the financial statements requires us to make judgments, estimates and assumptions that affect the amounts of assets and liabilities in the financial statements and revenues and expenses during the reporting periods. Due to the significant, subjective and complex judgments and estimates used when preparing our Consolidated Financial Statements, management regularly reviews these assumptions and estimates with the Finance and Audit Committee of our Board. Management believes the following are critical accounting policies used in the preparation of these financial statements.

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

General business tax credits carryovers are one of our more significant deferred tax asset items. These may be carried over up to twenty years in the future for possible utilization in the future. The carryover of general business tax credits and other credits were also impacted by amended federal returns, and subsequent to these filings, general business tax credit amounts carryover beginning in fiscal 2002 and will begin to expire at the end of fiscal 2022 through fiscal 2033, if not utilized by then.

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

The measurement for such an impairment loss is then based on the fair value of the asset as determined by discounted cash flows. We operated 175 restaurants as of November 19, 2014 and periodically experience unanticipated changes in our assumptions and estimates. Those changes could have a significant impact on discounted cash flow models with a corresponding significant impact on the measurement of an impairment loss.

We believe we have 5 locations, with an aggregate net carrying value of assets held for use of approximately $3.8 million, with respect to which it is possible that an impairment charge could be taken over the next 12 months.

We also evaluate the useful lives of our intangible assets, primarily the Fuddruckers trade name and franchise agreements and Cheeseburger in Paradise trade name and license agreement, to determine if they are definite-lived or indefinite-lived. Reaching a determination of useful life requires significant judgments and assumptions regarding the future effects of obsolescence, contract term, demand, competition, other economic factors (such as the stability of the industry, legislative action that results in an uncertain or changing regulatory environment, and expected changes in distribution channels), the level of required maintenance expenditures, and the expected lives of other related groups of assets.

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

NEW ACCOUNTING PRONOUNCEMENTS

In February 2013, the FASB issued Accounting Standards Update (“ASU”) No. 2013-04, Liabilities (Topic 405), which provides guidance for the recognition, measurement and disclosure of obligations resulting from joint and several liability arrangements for which the total amount of the obligation within the scope of this guidance is fixed at the reporting date. Examples of obligations within this guidance are debt arrangements, other contractual obligations and settled litigation and judicial rulings. The pronouncement is effective for fiscal years, and interim periods within those fiscal years, after December 15, 2013. The adoption of this pronouncement did not have a material impact on the Company’s Consolidated Financial Statements.

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

In July 2013, the FASB issued ASU No. 2013-11, Income Taxes (Topic 740), which provides that an unrecognized tax benefit, or a portion thereof, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carry forward, a similar tax loss or a tax credit carry forward, except to the extent that a net operating loss carry forward, a similar tax loss or a tax credit carry forward is not available at the reporting date to settle any additional income taxes that would result from disallowance or a tax provision, or the tax law does not require the entity to use and the entity does not intend to use the deferred tax asset for such purposes, then the unrecognized tax benefit should be presented as a liability. The pronouncement is effective for fiscal years, and interim periods within those fiscal years, after December 15, 2013. The adoption of this pronouncement did not have a material impact on the Company’s Consolidated Financial Statements.

In April 2014, the FASB issued ASU No 2014-08 Presentation of Financial Statements (Topic 205) and Property, Plant and Equipment (Topic 360). The amendments in ASU 2014-08 change the criteria for reporting discontinued operations while enhancing disclosures in this area. It also addresses sources of confusion and inconsistent application related to financial reporting of discontinued operations guidance in. GAAP. Under the new guidance, only disposals representing a strategic shift in operations should be presented as discontinued operations. Those strategic shifts should have a major effect on the organization’s operations and financial results. Examples include a disposal of a major geographic area, a major line of business, or a major equity method investment. In addition, the new guidance requires expanded disclosures about discontinued operations that will provide financial statement users with more information about the assets, liabilities, income, and expenses of discontinued operations. The pronouncement is effective for fiscal years, and interim periods within those fiscal years, after December 31, 2015. We are evaluating the impact of this pronouncement on the Company’s Consolidated Financial Statements.

INFLATION

It is generally our policy to maintain stable menu prices without regard to seasonal variations in food costs. Certain increases in costs of food, wages, supplies, transportation and services may require us to increase our menu prices from time to time. To the extent prevailing market conditions allow, we intend to adjust menu prices to maintain profit margins.

FORWARD-LOOKING STATEMENTS

This Form 10-Q contains statements that are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements contained in this Form 10-Q, other than statements of historical facts, are forward-looking statements for purposes of these provisions, including any statements regarding:

•	future operating results,

•	future capital expenditures and expected sources of funds for capital expenditures,

•

future debt, including liquidity and the sources and availability of funds related to debt, and expected repayment of debt, as well as our ability to refinance the existing credit facility or enter into a new credit facility on a timely basis,

•	expected sources of funds for working capital requirements,

•	plans for our new prototype restaurants,

•	plans for expansion of our business,

•	scheduled openings of new units,

•	closing existing units,

•	effectiveness of the Plan,

•	future sales of assets and the gains or losses that may be recognized as a result of any such sales, and

•	continued compliance with the terms of our 2013 Credit Facility, as amended.

In some cases, investors can identify these statements by forward-looking words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “outlook,” “may” “should,” “will,” and “would” or similar words. Forward-looking statements are based on certain assumptions and analyses made by management in light of their experience and perception of historical trends, current conditions, expected future developments and other factors we believe are relevant. Although management believes that our assumptions are reasonable based on information currently available, those assumptions are subject to significant risks and uncertainties, many of which are outside of our control. The following factors, as well as the factors set forth in Item 1A of our Annual Report on Form 10-K for the fiscal year ended August 27, 2014 and any other cautionary language in this Form 10-Q, provide examples of risks, uncertainties, and events that may cause our financial and operational results to differ materially from the expectations described in our forward-looking statements:

•	general business and economic conditions,

•	the impact of competition,

•	our operating initiatives, changes in promotional, couponing and advertising strategies and the success of management’s business plans,

•	fluctuations in the costs of commodities, including beef, poultry, seafood, dairy, cheese, oils and produce,

•	ability to raise menu prices and customer acceptance of changes in menu items,

•	increases in utility costs, including the costs of natural gas and other energy supplies,

•	changes in the availability and cost of labor, including the ability to attract qualified managers and team members,

•	the seasonality of the business,

•	collectability of accounts receivable,

•	changes in governmental regulations, including changes in minimum wages and health care benefit regulation,

•	the effects of inflation and changes in our customers’ disposable income, spending trends and habits,

•	the ability to realize property values,

•	the availability and cost of credit,

•	the ability to effectively integrate and improve the profitability of the acquired Cheeseburger in Paradise restaurants,

•	effectiveness of the Cheeseburger in Paradise conversions to Fuddruckers restaurants,

•	the effectiveness of our credit card controls and PCI compliance,

•	weather conditions in the regions in which our restaurants operate,

•	costs relating to legal proceedings,

•	impact of adoption of new accounting standards,

•	effects of actual or threatened future terrorist attacks in the United States,

•	unfavorable publicity relating to operations, including publicity concerning food quality, illness or other health concerns or labor relations, and

•	the continued service of key management personnel.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risk from changes in interest rates affecting our variable-rate debt. As of November 19, 2014, the total amount of debt subject to interest rate fluctuations outstanding under our 2013 Credit Facility was $48.3 million. Assuming an average debt balance of $48.3 million, a 1.0% increase in prevailing interest rates would increase our annual interest expense by $0.5 million.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act, as of November 19, 2014. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of November 19, 2014, our disclosure controls and procedures were effective in providing reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended November 19, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II—OTHER INFORMATION

Item 1. Legal Proceedings

There have been no material changes to our legal proceedings as disclosed in “Legal Proceedings” in Item 3 of Part I of our Annual Report on Form 10-K for the fiscal year ended August 27, 2014.

Item 1A. Risk Factors

There have been no material changes during the quarter ended November 19, 2014 to the Risk Factors discussed in Item1A of Part I of our Annual Report on Form 10-K for the fiscal year ended August 27, 2014.

Item 6. Exhibits

10.1

Second Amendment to Credit Agreement, dated as of November 7,2014, among the Company, the lenders from time to time party thereto, Wells Fargo Bank National Association, as administrative agent (incorporated by reference to exhibit 10.1 to the Company’s Current Report on Form 8-K, filed November 12, 2014).

10.2

First Amendment dated as of December 1, 2014 to Employment Agreement dated as of January 24, 2014 between Luby’s, Inc. And Christopher J. Pappas (incorporated by reference to exhibit 10.1 to the Company’s Current Report on Form 8-K, filed December 3, 2014).

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

LUBY’S, INC. (Registrant)

Date: December 19, 2014	By:	/s/ Christopher J. Pappas
Christopher J. Pappas
President and Chief Executive Officer
(Principal Executive Officer)

Date: December 19, 2014	By:	/s/ K. Scott Gray
K. Scott Gray
Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

10.1

Second Amendment to Credit Agreement, dated as of November 7,2014, among the Company, the lenders from time to time party thereto, Wells Fargo Bank National Association, as administrative agent (incorporated by reference to exhibit 10.1 to the Company’s Current Report on Form 8-K, filed November 12, 2014).

10.2

First Amendment dated as of December 1, 2014 to Employment Agreement dated as of January 24, 2014 between Luby’s, Inc. And Christopher J. Pappas (incorporated by reference to exhibit 10.1 to the Company’s Current Report on Form 8-K, filed December 3, 2014).

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