Form 10-Q
period 2015-02-11
LUBYS INC
filed 2015-03-23
CIK 16099

 UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 11, 2015

or

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

As of March 20, 2015 there were 28,550,796 shares of the registrant’s common stock outstanding.

Luby’s, Inc.

Form 10-Q

Quarter ended February 11, 2015

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

Part I—FINANCIAL INFORMATION

Item 1. Financial Statements

Luby’s, Inc.

Consolidated Balance Sheets

(In thousands, except share data)

	February 11, 2015	August 27, 2014
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$1,621	$2,788
Trade accounts and other receivables, net	5,317	4,112
Food and supply inventories	5,151	5,556
Prepaid expenses	3,194	2,815
Assets related to discontinued operations	36	52
Deferred income taxes	589	587
Total current assets	15,908	15,910
Property held for sale	2,702	991
Assets related to discontinued operations	4,820	4,204
Property and equipment, net	210,411	213,492
Intangible assets, net	23,347	24,014
Goodwill	1,643	1,681
Deferred income taxes	13,419	11,294
Other assets	3,699	3,849
Total assets	$275,949	$275,435
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$18,861	$26,269
Liabilities related to discontinued operations	433	590
Accrued expenses and other liabilities	22,976	23,107
Total current liabilities	42,270	49,966
Credit facility debt	54,500	42,000
Liabilities related to discontinued operations	72	278
Other liabilities	7,874	8,167
Total liabilities	104,716	100,411
Commitments and Contingencies
SHAREHOLDERS’ EQUITY
Common stock, $0.32 par value; 100,000,000 shares authorized; shares issued were 29,050,796 and 28,949,523, respectively; shares outstanding were 28,550,796 and 28,449,523, respectively	9,296	9,264
Paid-in capital	27,911	27,356
Retained earnings	138,801	143,179
Less cost of treasury stock, 500,000 shares	(4,775)	(4,775)
Total shareholders’ equity	171,233	175,024
Total liabilities and shareholders’ equity	$275,949	$275,435

The accompanying notes are an integral part of these Consolidated Financial Statements.

Luby’s, Inc.

Consolidated Statements of Operations (unaudited)

(In thousands, except per share data)

	Quarter Ended		Two Quarters Ended
	February 11, 2015	February 12, 2014	February 11, 2015	February 12, 2014
	(12 weeks)	(12 weeks)	(24 weeks)	(24 weeks)
SALES:
Restaurant sales	$85,486	$82,930	$166,043	$162,881
Culinary contract services	3,771	3,979	8,369	8,249
Franchise revenue	1,605	1,545	3,186	3,060
Vending revenue	120	115	244	227
TOTAL SALES	90,982	88,569	177,842	174,417
COSTS AND EXPENSES:
Cost of food	25,471	24,042	48,964	46,911
Payroll and related costs	29,837	29,248	59,156	57,413
Other operating expenses	15,879	15,401	31,703	30,544
Occupancy costs	4,780	4,840	9,408	9,529
Opening costs	683	682	1,608	1,031
Cost of culinary contract services	3,331	3,496	7,282	7,169
Depreciation and amortization	4,772	4,473	9,830	8,792
General and administrative expenses	8,074	8,118	15,777	16,184
Provision for asset impairments, net	218	1,329	218	1,539
Net (gain) loss on disposition of property and equipment	(1,377)	16	(1,087)	67
Total costs and expenses	91,668	91,645	182,859	179,179
LOSS FROM OPERATIONS	(686)	(3,076)	(5,017)	(4,762)
Interest income	1	1	2	3
Interest expense	(568)	(292)	(1,024)	(545)
Other income, net	86	260	273	556
Loss before income taxes and discontinued operations	(1,167)	(3,107)	(5,766)	(4,748)
Provision (benefit) for income taxes	62	(1,526)	(1,721)	(2,474)
Loss from continuing operations	(1,229)	(1,581)	(4,045)	(2,274)
Loss from discontinued operations, net of income taxes	(130)	(603)	(333)	(1,455)
NET LOSS	$(1,359)	$(2,184)	$(4,378)	$(3,729)
Loss per share from continuing operations:
Basic	$(0.04)	$(0.06)	$(0.14)	$(0.08)
Assuming dilution	(0.04)	(0.06)	(0.14)	(0.08)
Loss per share from discontinued operations:
Basic	$(0.01)	$(0.02)	$(0.01)	$(0.05)
Assuming dilution	(0.01)	(0.02)	(0.01)	(0.05)
Loss income per share:
Basic	$(0.05)	$(0.08)	$(0.15)	$(0.13)
Assuming dilution	(0.05)	(0.08)	(0.15)	(0.13)
Weighted average shares outstanding:
Basic	28,921	28,775	28,906	28,770
Assuming dilution	28,921	28,775	28,906	28,770

The accompanying notes are an integral part of these Consolidated Financial Statements.

Luby’s, Inc.

Consolidated Statement of Shareholders’ Equity (unaudited)

(In thousands)

	Common Stock						Total
	Issued		Treasury		Paid-In	Retained	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Earnings	Equity
BALANCE AT AUGUST 27, 2014	28,950	$9,264	(500)	$(4,775)	$27,356	$143,179	$175,024
Net loss	—	—	—	—	—	(4,378)	(4,378)
Share-based compensation expense	34	11	—	—	154	—	165
Common stock issued under nonemployee benefit plans	40	12	—	—	135	—	147
Common stock issued under employee benefit plans	27	9	—	—	266	—	275
BALANCE AT FEBRUARY 11, 2015	29,051	$9,296	(500)	$(4,775)	$27,911	$138,801	$171,233

The accompanying notes are an integral part of these Consolidated Financial Statements.

 Luby’s, Inc.

Consolidated Statements of Cash Flows (unaudited)

(In thousands)

	Two Quarters Ended
	February 11,	February 12,
	2015	2014
	(24 weeks)	(24 weeks)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(4,378)	$(3,729)
Adjustments to reconcile net loss to net cash provided by operating activities:
Provision for asset impairments, net of gains/losses on property sales	(869)	2,362
Depreciation and amortization	9,860	8,916
Amortization of debt issuance cost	76	52
Non-cash compensation expense	422	163
Share-based compensation expense	165	325
Deferred tax benefit	(2,128)	(3,075)
Cash provided by operating activities before changes in operating assets and liabilities	3,148	5,014
Changes in operating assets and liabilities, net of business acquisition:
Decrease (increase) in trade accounts and other receivables	(1,205)	458
Decrease (increase) in food and supply inventories	405	(299)
Decrease (increase) in prepaid expenses and other assets	(221)	1,131
Decrease in accounts payable, accrued expenses and other liabilities	(7,801)	(5,464)
Net cash provided by (used in) operating activities	(5,674)	840
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from disposal of assets and property held for sale	3,060	567
Purchases of property and equipment	(10,988)	(19,082)
Decrease in note receivable	—	23
Net cash used in investing activities	(7,928)	(18,492)
CASH FLOWS FROM FINANCING ACTIVITIES:
Credit facility borrowings	58,800	57,300
Credit facility repayments	(46,300)	(39,500)
Proceeds from exercise of stock options	3	9
Debt issuance costs	(68)	—
Net cash provided by financing activities	12,435	17,809
Net (decrease) increase in cash and cash equivalents	(1,167)	157
Cash and cash equivalents at beginning of period	2,788	1,528
Cash and cash equivalents at end of period	$1,621	$1,685
Cash paid for:
Income taxes	$—	$—
Interest	969	470

The accompanying notes are an integral part of these Consolidated Financial Statements.

Luby’s, Inc.

Notes to Consolidated Financial Statements (unaudited)

Note 1. Basis of Presentation

The accompanying unaudited Consolidated Financial Statements of Luby’s, Inc. (the “Company” or “Luby’s”) have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements that are prepared for the Company’s Annual Report on Form 10-K. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the quarter ended February 11, 2015 are not necessarily indicative of the results that may be expected for the fiscal year ending August 26, 2015.

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

The results of operations, assets and liabilities for all units included in the Company’s disposal plans discussed in Note 7 have been reclassified to discontinued operations in the statements of operations and balance sheets for all periods presented.

Note 2. Accounting Periods

The Company’s fiscal year ends on the last Wednesday in August. Accordingly, each fiscal year normally consists of 13 four-week periods, or accounting periods, accounting for 364 days in the aggregate. Each of the first three quarters of each fiscal year consists of three four-week periods, while the fourth quarter normally consists of four four-week periods. Fiscal years 2015 and 2014 contained 52 weeks. Comparability between quarters may be affected by the varying lengths of the quarters, as well as the seasonality associated with our business segments. Seasonality factors affecting a quarter include timing of holidays, weather and school years. Interim results may not be indicative of full year results.

Note 3. Reportable Segments

The Company has three reportable segments: Company-owned restaurants, franchise operations and Culinary Contract Services (“CCS”).

Company-owned restaurants

Company-owned restaurants consists of several brands which are aggregated into one reportable segment because the nature of the products and services, the production processes, the customers, the methods used to distribute the products and services, the nature of the regulatory environment and the store level profit margin are similar. The chief operating decision maker analyzes Company-owned restaurants at store level profit, which is revenue less cost of food, payroll and related costs, other operating expenses and occupancy costs. The brands are Luby’s Cafeterias, Fuddruckers and Cheeseburger in Paradise, with a couple of non-core restaurant locations under other brand names (i.e., Koo Koo Roo Chicken Bistro and Bob Luby’s Seafood). All company-owned restaurants are casual dining restaurants. Each restaurant is an operating segment because operating results and cash flow can be determined for each restaurant.

The total number of Company-owned restaurants was 174 at February 11, 2015 and 174 at August 27, 2014.

Culinary Contract Services

CCS, branded as Luby’s Culinary Services, consists of a business line servicing healthcare, higher education and corporate dining clients. The healthcare accounts are full service and typically include in-room delivery, catering, vending, coffee service and retail dining. CCS has contracts with long-term acute care hospitals, acute care medical centers, ambulatory surgical centers, behavioral hospitals, business and industry clients, and higher education institutions. CCS has the unique ability to deliver quality services that include facility design and procurement as well as nutrition and branded food services to our clients. The costs of CCS on the Consolidated Statements of Operations include all food, payroll and related costs and other operating expenses related to CCS sales.

The total number of CCS contracts was 24 at February 11, 2015 and 25 at August 27, 2014.

Franchise Operations

We offer franchises for the Fuddruckers brand only. Franchises are sold in markets where expansion is deemed advantageous to the development of the Fuddruckers concept and system of restaurants. Initial franchise agreements have a term of 20 years. Franchise agreements typically grant franchisees an exclusive territorial license to operate a single restaurant within a specified area, usually a four-mile radius surrounding the franchised restaurant.

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

All franchisees are required to operate their restaurants in accordance with the Company’s standards and specifications for Fuddruckers, including controls over menu items, food quality and preparation. The Company requires the successful completion of its training program by a minimum of three managers for each franchised restaurant. In addition, franchised restaurants are evaluated regularly by the Company for compliance with franchise agreements, including standards and specifications through the use of periodic, unannounced, on-site inspections and standard evaluation reports.

The number of franchised restaurants was 107 at February 11, 2015 and 110 at August 27, 2014.

The table on the following page shows financial information as required by Accounting Standards Codification Topic 280 (“ASC 280”) for segment reporting. ASC 280 requires depreciation and amortization be disclosed for each reportable segment, even if not used by the chief operating decision maker. The table also lists total assets for each reportable segment. Corporate assets include cash and cash equivalents, tax refunds receivable, property and equipment, assets related to discontinued operations, property held for sale, deferred tax assets, prepaid expenses.

Licensee

In November 1997, a prior owner of the “Fuddruckers—World’s Greatest Hamburgers®” brand granted to a licensee the exclusive right to use the Fuddruckers proprietary marks, trade dress and system to develop Fuddruckers restaurants in a territory consisting of certain countries in Africa, the Middle East and parts of Asia. As of March 2015, this licensee operated 35 restaurants that are licensed to use the Fuddruckers proprietary marks in Saudi Arabia, Egypt, Lebanon, United Arab Emirates, Qatar, Jordan, Bahrain, Kuwait, Morocco and Malaysia. The Company does not receive revenue or royalties from these restaurants.

	Quarter Ended		Two Quarters Ended
	February 11, 2015	February 12, 2014	February 11, 2015	February 12, 2014
	(12 weeks)	(12 weeks)	(24 weeks)	(24 weeks)
	(In thousands)
Sales:
Company-owned restaurants(1)	$85,606	$83,045	$166,287	$163,108
Culinary contract services	3,771	3,979	8,369	8,249
Franchise operations	1,605	1,545	3,186	3,060
Total	90,982	88,569	177,842	174,417
Segment level profit:
Company-owned restaurants	$9,639	$9,514	$17,056	$18,711
Culinary contract services	440	483	1,087	1,080
Franchise operations	1,605	1,545	3,186	3,060
Total	11,684	11,542	21,329	22,851
Depreciation and amortization:
Company-owned restaurants	$4,099	$3,879	$8,472	$7,613
Culinary contract services	29	87	98	176
Franchise operations	177	177	354	354
Corporate	467	330	906	649
Total	4,772	4,473	9,830	8,792
Capital expenditures:
Company-owned restaurants	$7,394	$9,447	$10,974	$18,505
Culinary contract services	—	—	—	—
Franchise operations	—	—	—	—
Corporate	5	428	14	577
Total	$7,399	$9,875	$10,988	$19,082
Loss before income taxes and discontinued operations:
Segment level profit	$11,684	$11,542	$21,329	$22,851
Opening costs	(683)	(682)	(1,608)	(1,031)
Depreciation and amortization	(4,772)	(4,473)	(9,830)	(8,792)
General and administrative expenses	(8,074)	(8,118)	(15,777)	(16,184)
Provision for asset impairments, net	(218)	(1,329)	(218)	(1,539)
Net gain (loss) on disposition of property and equipment	1,377	(16)	1,087	(67)
Interest income	1	1	2	3
Interest expense	(568)	(292)	(1,024)	(545)
Other income, net	86	260	273	556
Total	$(1,167)	$(3,107)	$(5,766)	$(4,748)

	February 11, 2015	August 27, 2014
Total assets:
Company-owned restaurants(2)	$228,617	$222,474
Culinary contract services	2,546	2,724
Franchise operations (3)	13,078	13,906
Corporate(4)	31,708	36,331
Total	$275,949	$275,435

(1)

Includes vending revenue of $120 and $115 thousand for the quarters ended February 11, 2015 and February 12, 2014, respectively and $244 and $227 thousand for the two quarters ended February 11, 2015 and February 12, 2014, respectively.

(2)	Company-owned restaurants segment includes $10.4 million of Fuddruckers Trade name, Cheeseburger in Paradise liquor licenses, and Jimmy Buffet intangibles.
(3)	Franchise operations segment includes approximately $13 million in royalty intangibles.
(4)

Goodwill was disclosed in corporate segment in our fiscal 2014 Annual Report on Form 10-K and our first quarter fiscal 2015 Quarterly Report on Form 10-Q. The current draft reflects a revised classification of goodwill into the Company-owned restaurants segment.

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

Non-recurring fair value measurements related to impaired property and equipment consisted of the following for the two quarters ended February 11, 2015 and February 12, 2014, respectively:

		Fair Value Measurement Using
	Two Quarters Ended February 11, 2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Impairments
		(In thousands)
Continuing Operations
Property and equipment related to company-owned restaurant assets	$6,227	$—	$—	$6,227	$(218)
Discontinued Operations
Property and equipment related to corporate assets	$1,144	$—	$—	$1,144	$—

		Fair Value Measurement Using
	Two Quarters Ended February 12, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Impairments
		(In thousands)
Continuing Operations
Property and equipment related to company-owned restaurant assets	$3,498	$—	$—	$3,498	$(1,539)
Discontinued Operations
Property and equipment related to corporate assets	$1,567	$—	$—	$1,567	$(762)

Note 5. Income Taxes

No cash payments of estimated federal income taxes were made during the quarter ended February 11, 2015.

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

Note 6. Property and Equipment, Intangible Assets and Goodwill

The costs, net of impairment, and accumulated depreciation of property and equipment at February 11, 2015 and August 27, 2014, together with the related estimated useful lives used in computing depreciation and amortization, were as follows:

	February 11, 2015	August 27, 2014	Estimated Useful Lives (years)
	(In thousands)
Land	$68,623	$69,767	—
Restaurant equipment and furnishings	137,490	131,932	3 to 15
Buildings	183,705	181,535	20 to 33
Leasehold and leasehold improvements	42,612	40,835	Lesser of lease term or estimated useful life
Office furniture and equipment	7,852	7,537	3 to 10
Construction in progress	4,535	10,313	—
	444,817	441,919
Less accumulated depreciation and amortization	(234,406)	(228,427)
Property and equipment, net	$210,411	$213,492
Intangible assets, net	$23,347	$24,014	21
Goodwill	$1,643	$1,681	—

Intangible assets consist of the Fuddruckers trade name and franchise agreements and the Cheeseburger in Paradise trade name and license agreements and are subject to amortization. The Company believes the Fuddruckers trade name has an expected accounting life of 21 years from the date of acquisition based on the expected use of its assets and the restaurant environment in which it is being used. The trade name represents a respected brand with customer loyalty and the Company intends to cultivate and protect the use of the trade name. The franchise agreements, after considering renewal periods, have an estimated accounting life of 21 years from the date of acquisition and will be amortized over this period of time. The Cheeseburger in Paradise intangible assets, net, have an expected accounting life of 15 years from the date of acquisition.

The gross carrying amount of intangible assets, relating to Fuddruckers trade name and franchise agreements, as of February 11, 2015 and August 27, 2014 was $29.6 million. The accumulated amortization as of February 11, 2015 and August, 27, 2014 was $6.4 million and $5.8 million, respectively.

The gross carrying amount of intangible assets, relating to Cheeseburger in Paradise trade name and license agreements, as of February 11, 2015 and August 27, 2014 was $0.4 million. The accumulated amortization as of February 11, 2015 and August 27, 2014 was $0.3 million and $0.2 million, respectively.

The aggregate amortization expense related to intangible assets subject to amortization was $0.3 million for the quarter ended February 11, 2015 and $0.4 million in quarter ended February 12, 2014. For the two quarters ended February 11, 2015 and February 12, 2014 the aggregate amortization expense was $0.7 million and is expected to be $1.4 million in each of the next five successive fiscal years.

The Company recorded an intangible asset for goodwill in the amount of approximately $0.2 million related to the acquisition of substantially all of the assets of Fuddruckers. The Company also recorded an intangible asset for goodwill in the amount of approximately $2.0 million related to the acquisition of Cheeseburger in Paradise. Goodwill is considered to have an indefinite useful life and is not amortized. Goodwill was approximately $1.6 million as of February 11, 2015 and approximately $1.7 million as of August 27, 2014 and relates to our Company-owned restaurants reportable segment.

Generally accepted accounting principles in the United States require the Company to perform a goodwill impairment test annually and more frequently when negative conditions or a triggering event arise. In September 2011, the Financial Accounting Standards Board (“FASB”) issued amended guidance that simplified how entities test goodwill for impairment. After an assessment of certain qualitative factors, if it is determined to be more likely than not that the fair value of a reporting unit is less than its carrying amount, entities must perform the quantitative analysis of the goodwill impairment test. Otherwise, the quantitative test(s) become optional. For the annual analysis in fiscal 2014, the Company elected to bypass the qualitative assessment and proceeded directly to performing the first step of the goodwill impairment test. In future periods, the Company may determine that facts and circumstances indicate use of the qualitative assessment may be the most reasonable approach; however, management has determined that goodwill resulting from the Cheeseburger in Paradise acquisition will be evaluated using the quantitative approach for fiscal 2014. Management will be performing its formal annual assessment as of the second quarter each fiscal year, and will formally perform additional assessments on an interim basis if an event occurs or circumstances exist that indicate that it is more likely than not that a goodwill impairment exists. The individual restaurant level is the level at which goodwill is assessed for impairment under ASC 350. In accordance with our understanding of ASC 350, we have allocated the goodwill value to each reporting unit in proportion to each location’s fair value at the date of acquisition. Of the 23 locations operating that were acquired, 5 locations were closed including one location where the option to extend the lease was not exercised. The remaining 18 locations not closed are to be converted to Fuddruckers, which was part of a contingency strategy when the acquisition was initially consummated. As we are not moving any of the former Cheeseburger in Paradise restaurants out of their respective market, the goodwill associated with the acquired location and market area is expected to be realized through operating these former Cheeseburger in Paradise branded restaurants as Fuddruckers branded restaurants. The Company has experience converting and opening new restaurant locations and the Fuddruckers brand units have positive cash flow history. This historical data was considered when completing our fair value estimates for recovery of the remaining net book value including goodwill. In addition, we included the incremental conversion costs in our cash flow projections when completing our routine impairment of long-lived assets testing. Management has therefore performed valuations using a discounted cash flow analysis for each of its restaurants to determine the fair value of each reporting unit for comparison with the reporting unit’s carrying value.

During the quarter ended February 11, 2015, management determined approximately $38 thousand in goodwill impairment losses related to one underperforming converted Cheeseburger in Paradise leasehold location.

During fiscal 2014, management determined a portion of goodwill was impaired. Since the acquisition of the 23 Cheeseburger in Paradise locations in fiscal year 2013, we implemented many initiatives to improve the food quality and service. Many locations continued to experience sales declines which led to the implementation of our contingency strategy of conversion of certain locations to Fuddruckers restaurants. In considering this change, certain units were determined to be disposed of and other locations to be closed for future conversion. In performing our periodic assessment of long-lived assets and goodwill recoverability, we estimated the fair value of the cash flows at selected units were not sufficient to recover the carrying values of certain locations which resulted in impairment charges including a write-off of approximately $0.5 million in goodwill associated with 5 Cheeseburger in Paradise locations. As of August 27, 2014 eight locations remained open and operating as Cheeseburger in Paradise locations and 10 locations were closed to be converted to new Fuddruckers locations. Four such locations have been converted to Fuddruckers restaurants as of March 18, 2015.

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

The Company recognized the following impairment charges to income from operations:

	Two Quarters Ended
	February 11, 2015	February 12, 2014
	(24 weeks)	(24 weeks)
	(In thousands, except per share data)
Provision for asset impairments	$218	$1,539
Net (gain) loss on disposition of property and equipment	(1,087)	67
	$(869)	$1,606
Effect on EPS:
Basic	$0.03	$(0.06)
Assuming dilution	$0.03	$(0.06)

The impairment charge for the quarter ended February 11, 2015 was $0.2 million related to 3 Fuddruckers locations and a Luby’s Cafeteria location and included $38 thousand in goodwill related to one underperforming converted Cheeseburger in Paradise leasehold location.

The $1.5 million impairment charge for the two quarters ended February 12, 2014 is related to 4 Cheeseburger in Paradise locations closed for future conversion to Fuddruckers assets which included $0.4 million in goodwill, 2 locations operating as Cheeseburger in Paradise which includes $0.1 million in goodwill, and one closed Fuddruckers location.

The $1.1 million net gain for the two quarters ended February 11, 2015 is related to the sale of property and equipment.

The $0.1 million net loss for the two quarters ended February 12, 2014 is related to the sale of property and equipment.

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

On March 21, 2014, the Company adopted a disposal plan for selected under-performing recently acquired leaseholds operating as Cheeseburger in Paradise restaurants. As of February 11, 2015, 5 Cheeseburger in Paradise locations have been reclassified to discontinued operations in the statements of operations and balance sheet accordingly.

The following table sets forth the assets and liabilities for all discontinued operations:

	February 11, 2015	August 27, 2014
	(in thousands)
Cash	$—	$—
Food and supply inventories	—	—
Prepaid expenses	36	52
Assets related to discontinued operations—current	$36	$52
Property and equipment, net	3,435	2,817
Other assets	1,385	1,387
Assets related to discontinued operations—non-current	$4,820	$4,204
Deferred income taxes	$—	$—
Accrued expenses and other liabilities	433	590
Liabilities related to discontinued operations—current	$433	$590
Other liabilities	$72	$278
Liabilities related to discontinued operations—non-current	$72	$278

As of February 11, 2015, the Company had nine restaurant properties classified as discontinued operations assets. The carrying value of three Company-owned properties was $3.4 million at August 27, 2014. The carrying values of one ground lease and five in-line leases were previously impaired to zero.

As of August 27, 2014, the Company had nine restaurant properties classified as discontinued operations. The carrying value of the Company-owned properties was $3.4 million at February 11, 2015.

The Company is actively marketing all of these properties for lease or sale and the Company’s results of discontinued operations will be affected by the disposal of properties related to discontinued operations to the extent proceeds from the sales exceed or are less than net book value.

The following table sets forth the sales and pretax loss reported for discontinued operations:

	Two Quarters Ended
	February 11, 2015	February 12, 2014
	(24 weeks)	(24 weeks)
	(In thousands, except discontinued locations)
Sales	$—	$2,536
Pretax loss	(528)	(1,805)
Income tax benefit from discontinued operations	195	350
Loss from discontinued operations	(333)	(1,455)
Discontinued locations closed during the period	—	2

The following table summarizes discontinued operations for the first two quarters of fiscal 2015 and 2014:

	Two Quarters Ended
	February 11, 2015	February 12, 2014
	(24 weeks)	(24 weeks)
	(In thousands, except per share data)
Discontinued operating, losses	$(528)	$(1,049)
Impairments	—	(762)
Gains	—	6
Net loss	$(528)	(1,805)
Income tax benefit from discontinued operations	195	350
Loss from discontinued operations	$(333)	$(1,455)
Effect on EPS from discontinued operations—basic	$(0.01)	$(0.05)

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

At February 11, 2015, the Company had three owned properties recorded at approximately $2.7 million in property held for sale. The Company is actively marketing the locations currently classified as property held for sale.

At August 27, 2014, the Company had one owned property recorded at approximately $1.0 million in property held for sale.

Note 8. Commitments and Contingencies

Off-Balance Sheet Arrangements

The Company has no off-balance sheet arrangements, except for operating leases as disclosed in Note 13 to the Company’s Annual Report on Form 10-K for the fiscal year ended August 27, 2014.

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

Construction Activity

From time to time, the Company enters into non-cancelable contracts for the construction of its new restaurants. This construction activity exposes the Company to the risks inherent in new construction, including but not limited to rising material prices, labor shortages, delays in getting required permits and inspections, adverse weather conditions, and injuries sustained by workers and contract termination expenses. The Company had no non-cancelable contracts as of February 11, 2015.

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

Under the terms of the Amended and Restated Master Sales Agreement, the Pappas entities may provide specialized (customized) equipment fabrication and basic equipment maintenance, including stainless steel stoves, shelving, rolling carts, and chef tables. The total costs under the Amended and Restated Master Sales Agreement of custom-fabricated and refurbished equipment in the two quarters ended February 11, 2015 and February 12, 2014 were zero and zero, respectively. Services provided under this agreement are subject to review and approval by the Finance and Audit Committee of the Board of Directors of the Company (the “Board”).

Operating Leases

During the third quarter fiscal 2014, a company owned by Messrs. Pappas purchased from the landlord the land underlying an existing leased Fuddruckers restaurant in Houston, Texas. Messrs. Pappas each own a 50% interest in the company that purchased the land. There were no changes to the existing lease. The company is currently obligated to pay $27.56 per square foot, plus maintenance fees, taxes and insurance, during the present term of the lease which expires May 31, 2020 with two five-year options remaining. The Company made payments of $67 thousand and zero in the two quarters ended February 11, 2015 and February 12, 2014, respectively.

On November 22, 2006, the Company executed a new lease agreement in connection with the replacement and relocation of the existing Fuddruckers restaurant with a new prototype restaurant in the retail strip center described above. The new restaurant opened in July 2008 and the new lease agreement provides for a primary term of approximately twelve years with two subsequent five-year options. The new lease also gives the landlord an option to buy out the agreement on or after the calendar year 2015 by paying the unamortized cost of the Company’s improvements. The Company is currently obligated to pay rent of $20.00 per square foot ($22.00 per square foot beginning January 2014) plus maintenance, taxes, and insurance during the primary term of the lease. Thereafter, the lease provides for increases in rent at set intervals. The new lease agreement was approved by the Finance and Audit Committee and full Board of Directors. The Company made payments, under the new lease agreement, of $170 thousand and $163 thousand in the two quarters ended February 11, 2015 and February 12, 2014, respectively.

	Two Quarters Ended
	February 11, 2015	February 12, 2014
	(24 weeks)	(24 weeks)
	(In thousands, except percentages)
AFFILIATED COSTS INCURRED:
General and administrative expenses – professional and other costs	$—	$—
Capital expenditures – custom-fabricated and refurbished equipment and furnishings	—	—
Other operating expenses and opening costs, including property leases	237	163
Total	$237	$163
RELATIVE TOTAL COMPANY COSTS:
General and administrative expenses	$15,777	$16,184
Capital expenditures	10,988	19,082
Other operating expenses, occupancy costs and opening costs	42,719	41,104
Total	$69,484	$76,370
AFFILIATED COSTS INCURRED AS A PERCENTAGE OF RELATIVE TOTAL COMPANY COSTS	0.34%	0.21%

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

Note 10. Share-Based Compensation

We have two active share-based stock plans: the Employee Stock Plan and the Nonemployee Director Stock Plan. Both plans authorize the granting of stock options, restricted stock and other types of awards consistent with the purpose of the plans.

Of the 1.1 million shares approved for issuance under the Nonemployee Director Stock Plan, 0.8 million options, restricted stock units and restricted stock awards were granted, and 0.1 million options were cancelled or expired and added back into the plan. Approximately 0.4 million shares remain available for future issuance as of February 11, 2015. Compensation cost for share-based payment arrangements under the Nonemployee Director Stock Plan, recognized in general and administrative expenses for the two quarters ended February 11, 2015 and February 12, 2014, were approximately $312,000 and $273,000, respectively.

Of the 2.6 million shares approved for issuance under the Employee Stock Plan, 5.3 million options and restricted stock units were granted, and 3.1 million options and restricted stock units were cancelled or expired and added back into the plan. Approximately 0.4 million shares remain available for future issuance as of February 11, 2015. Compensation cost for share-based payment arrangements under the Employee Stock Plan, recognized in general and administrative expenses for the two quarters ended February 11, 2015 and February 12, 2014, were approximately $302,000 and $329,000, respectively.

Stock Options

Stock options granted under either the Employee Stock Plan or the Nonemployee Director Stock Plan have exercise prices equal to the market price of the Company’s common stock at the date of the grant.

Option awards under the Nonemployee Director Stock Plan generally vest 100% on the first anniversary of the grant date and expire ten years from the grant date. No options were granted under the Nonemployee Director Stock Plan in the quarter ended February 11, 2015. No options to purchase shares remain outstanding as of February 11, 2015.

Beginning in fiscal 2015, options granted under the Employee Stock Plan vest 50% on the first anniversary date of the grant date, 25% on the second anniversary of the grant date and 25% on the third anniversary of the grant date, with all options expiring ten years from the grant date. Previously, options granted to employees under the Employee Stock Plan generally vested 25% on the anniversary date of each grant and expired six years from the date of the grant, and options granted to executive officers under the Employee Stock Plan generally vested 25% on the anniversary date of each grant and expired ten years from the date of the grant. All options granted in fiscal 2015 and fiscal 2014 were granted under the Employee Stock Plan. Options to purchase 1,345,996 shares at option prices of $3.44 to $11.10 per share remain outstanding as of February 11, 2015.

A summary of the Company’s stock option activity for the quarter ended February 11, 2015 is presented in the following table:

	Shares Under Fixed Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
			(Years)	(In thousands)
Outstanding at August 27, 2014	800,754	$4.95	4.1	$583
Granted	628,060	4.49	—	—
Exercised	(633)	4.42	—	—
Forfeited/Expired	(82,185)	5.47	—	—
Outstanding at February 11, 2015	1,345,996	$4.70	6.81	$828
Exercisable at February 11, 2015	649,920	$4.81	3.90	$435

The intrinsic value for stock options is defined as the difference between the current market value, or closing price on February 11, 2015, and the grant price on the measurement dates in the table above.

Restricted Stock Units

Grants of restricted stock units consist of the Company’s common stock and generally vest after three years. All restricted stock units are cliff-vested. Restricted stock units are valued at the closing market price of the Company’s common stock at the date of grant.

A summary of the Company’s restricted stock unit activity during the quarter ended February 11, 2015 is presented in the following table:

	Restricted Stock Units	Weighted Average Fair Value	Weighted- Average Remaining Contractual Term
		(Per share)	(In years)
Unvested at August 27, 2014	397,837	$6.03	1.6
Granted	84,495	4.54	—
Vested	(72,915)	4.55	—
Forfeited	—	—	—
Unvested at February 11, 2015	409,417	$5.98	1.8

At February 11, 2015, there was approximately $1.1 million of total unrecognized compensation cost related to unvested restricted stock units that is expected to be recognized over a weighted-average period of 1.8 years.

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

Note 11. Earnings Per Share

Basic net income per share is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding and unvested restricted stock for the reporting period. Diluted net income per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. For the calculation of diluted net income per share, the basic weighted average number of shares is increased by the dilutive effect of stock options determined using the treasury stock method. Stock options excluded from the computation of net income per share for the quarter ended February 11, 2015 include approximately 363,000 shares with exercise prices exceeding market prices and approximately 298,000 shares whose inclusion would also be anti dilutive.

The components of basic and diluted net income per share are as follows:

	Quarter Ended		Two Quarters Ended
	February 11, 2015	February 12, 2014	February 11, 2015	February 12, 2014
	(12 weeks)	(12 weeks)	(24 weeks)	(24 weeks)
	(In thousands except per share data)
Numerator:
Loss from continuing operations	$(1,229)	$(1,581)	$(4,045)	$(2,274)
Loss from discontinued operations	(130)	(603)	(333)	(1,455)
Net loss	$(1,359)	$(2,184)	$(4,378)	(3,729)

Denominator:
Denominator for basic earnings per share – weighted-average shares	28,921	28,775	28,906	28,770
Effect of potentially dilutive securities:
Employee and non-employee stock options	—	—	—	—
Denominator for earnings per share assuming dilution	28,921	28,775	28,906	28,770
Loss per share from continuing operations:
Basic	$(0.04)	$(0.06)	$(0.14)	$(0.08)
Assuming dilution	$(0.04)	$(0.06)	$(0.14)	$(0.08)
Loss per share from discontinued operations:
Basic	$(0.01)	$(0.02)	$(0.01)	$(0.05)
Assuming dilution	$(0.01)	$(0.02)	$(0.01)	$(0.05)
Net loss per share:
Basic	$(0.05)	$(0.08)	$(0.15)	$(0.13)
Assuming dilution	$(0.05)	$(0.08)	$(0.15)	$(0.13)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s discussion and analysis of financial condition and results of operations should be read in conjunction with the unaudited Consolidated Financial Statements and footnotes for the quarter ended February 11, 2015 included in Item 1 of Part I of this Quarterly Report on Form 10 (this “Form 10-Q”), and the audited Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended August 27, 2014.

The following presents an analysis of the results and financial condition of our continuing operations. Except where indicated otherwise, the results of discontinued operations are excluded from this discussion.

The following table sets forth selected operating data as a percentage of total revenues (unless otherwise noted) for the periods indicated. All information is derived from the accompanying Consolidated Statements of Operations. Percentages may not add due to rounding.

	Quarter Ended		Two Quarters Ended
	February 11, 2015	February 12, 2014	February 11, 2015	February 12, 2014
	(12 weeks)	(12 weeks)	(24 weeks)	(24 weeks)

Restaurant sales	94.0%	93.6%	93.4%	93.4%
Culinary contract services	4.1%	4.5%	4.7%	4.7%
Franchise revenue	1.8%	1.7%	1.8%	1.8%
Vending revenue	0.1%	0.1%	0.1%	0.1%
TOTAL SALES	100.0%	100.0%	100.0%	100.0%

STORE COSTS AND EXPENSES:
(as a percentage of restaurant sales)

Cost of food	29.8%	29.0%	29.5%	28.8%
Payroll and related costs	34.9%	35.3%	35.6%	35.2%
Other operating expenses	18.6%	18.6%	19.1%	18.8%
Occupancy costs	5.6%	5.8%	5.7%	5.9%
Store Level Profit	11.1%	11.3%	10.1%	11.3%

COMPANY COSTS AND EXPENSES:
(as a percentage of total sales)

Opening costs	0.8%	0.8%	0.9%	0.6%
Depreciation and amortization	5.2%	5.1%	5.5%	5.0%
General and administrative expenses	8.9%	9.2%	8.9%	9.3%
Provision for asset impairments, net	0.2%	1.5%	0.1%	0.9%
Net (gain) loss on disposition of property and equipment	(1.5)%	0.0%	(0.6)%	0.0%

Culinary Contract Services Costs
(as a percentage of culinary contract services sales)

Cost of Culinary Contract Services	88.3%	87.9%	87.0%	86.9%
Culinary Contract Services profit margin	11.7%	12.1%	13.0%	13.1%

(as a percentage of total sales)
LOSS FROM OPERATIONS	(0.8)%	(3.5)%	(2.8)%	(2.7)%
Interest income	0.0%	0.0%	0.0%	0.0%
Interest expense	(0.6)%	(0.3)%	(0.6)%	(0.3)%
Other income, net	0.1%	0.3%	0.2%	0.3%
Loss before income taxes and discontinued operations	(1.3)%	(3.5)%	(3.2)%	(2.7)%
Provision (benefit) for income taxes	0.1%	(1.7)%	(1.0)%	(1.4)%
Loss from continuing operations	(1.4)%	(1.8)%	(2.3)%	(1.3)%
Loss from discontinued operations, net of income taxes	(0.1)%	(0.7)%	(0.2)%	(0.8)%
NET LOSS	(1.5)%	(2.5)%	(2.5)%	(2.1)%

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

	Quarter Ended		Two Quarters Ended
	February 11, 2015	February 12, 2014	February 11, 2015	February 12, 2014
	(12 weeks)	(12 weeks)	(24 weeks)	(24 weeks)

Store Level Profit	$9,519	$9,399	$16,812	$18,484

Plus:
Sales from vending revenue	120	115	244	227
Sales from culinary contract services	3,771	3,979	8,369	8,249
Sales from franchise revenue	1,605	1,545	3,186	3,060

Less:
Opening costs	683	682	1,608	1,031
Cost of culinary contract services	3,331	3,496	7,282	7,169
Depreciation and amortization	4,772	4,473	9,830	8,792
General and administrative expenses	8,074	8,118	15,777	16,184
Provision for asset impairments, net	218	1,329	218	1,539
Net loss (gain) on disposition of property and equipment	(1,377)	16	(1,087)	67
Interest income	(1)	(1)	(2)	(3)
Interest expense	568	292	1,024	545
Other income, net	(86)	(260)	(273)	(556)
Provision (benefit) for income taxes	62	(1,526)	(1,721)	(2,474)
Loss from continuing operations	$(1,229)	$(1,581)	$(4,045)	$(2,274)

The following table shows our restaurant unit count as of August 28, 2014 and February 11, 2015.

Restaurant Counts:

	FY2015 Year Begin	FY15 YTDQ2 Openings	FY15 YTDQ2 Closings	FY2015 Q2 End
Luby’s Cafeterias[1]	94	—	—	94
Fuddruckers Restaurants[1]	71	3	(3)	71
Cheeseburger in Paradise	8	—	—	8
Other restaurants[2]	1	—	—	1
Total	174	3	(3)	174

(1) Includes 5 restaurants that are part of “Combo” locations

(2) Other restaurants include one Bob Luby’s Seafood

Overview

Luby’s, Inc. (“Luby’s” or “Company”) is a multi-branded company operating in the restaurant industry and in the contract food services industry. Our primary brands include Luby’s Cafeteria, Fuddruckers—World’s Greatest Hamburgers®, Luby’s Culinary Services and Cheeseburger in Paradise. Our other brands include Bob Luby’s Seafood, Luby’s, Etc. and Koo Koo Roo Chicken Bistro.

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

As of February 11, 2015, we owned and operated 174 restaurants, of which 94 are traditional cafeterias, 71 are gourmet hamburger restaurants, eight are casual dining restaurants and bars, and one primarily serves seafood. These establishments are located in close proximity to retail centers, business developments and residential areas mostly throughout the United States. Included in the 174 restaurants that we own and operate are ten restaurants located at five property locations where we operate a side-by-side Luby’s Cafeteria and Fuddruckers on the same property. We refer to these locations as “Combo locations.”

As of February 11, 2015, we operated 24 Culinary Contract Services locations: 16 in the Houston, Texas area, three in Louisiana, two in Austin, Texas, one in Florida, one in North Carolina and one in Oklahoma. Luby’s Culinary Contract Services provides food service management to healthcare, educational and corporate dining facilities.

As of February 11, 2015, we had 49 franchisees operating 107 Fuddruckers restaurants. Our largest five franchise owners own five to eleven restaurants each. Fourteen franchise owners each own two to four restaurants. The 30 remaining franchise owners each own one restaurant.

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

Same-Store Sales

The restaurant business is highly competitive with respect to food quality, concept, location, price, and service, all of which may have an effect on same-store sales. Our same-store sales calculation measures the relative performance of a certain group of restaurants. A restaurant’s sales results are included in the same-store sales calculation in the quarter after a store has been open for six consecutive fiscal quarters. Our Company-owned Fuddruckers restaurants were included in this measurement beginning with the third quarter fiscal 2012. The Cheeseburger in Paradise stores that were acquired in December 2012 were included in the same-store metric beginning in the first quarter fiscal 2015. Stores that close on a permanent basis are removed from the group in the fiscal quarter when operations cease at the restaurant, but remain in the same-store group for previously reported fiscal quarters. Although management believes this approach leads to more effective year-over-year comparisons, neither the time frame nor the exact practice may be similar to those used by other restaurant companies.

RESULTS OF OPERATIONS

For the Second Quarter and Year-to-Date Fiscal 2015 versus the Second Quarter and Year-to-Date Fiscal 2014

Sales

Total sales increased approximately $2.4 million, or 2.7%, in the quarter ended February 11, 2015 compared to the quarter ended February 12, 2014, consisting primarily of a $2.6 million increase in restaurant sales, a $0.2 million decrease in Culinary Contract Services sales, and a less than $0.1 million increase in franchise revenue. The other component of total sales is vending revenue, which was consistent in the quarter ended February 11, 2015, compared to the quarter ended February 12, 2014.

Total sales increased approximately $3.4 million, or 2.0%, in the two quarters ended February 11, 2015 compared to the two quarters ended February 12, 2014, consisting primarily of a $3.2 million increase in restaurant sales, a $0.1 million increase in Culinary Contract Services sales, and a $0.1 million increase in franchise revenue. The other component of total sales is vending revenue, which was consistent in the two quarters ended February 11, 2015 compared to the two quarters ended February 12, 2014.

The Company has three reportable business segments: Company-owned restaurants, Franchise operations, and Culinary Contract Services.

Company-Owned Restaurants

Restaurant Sales

Restaurant sales increased approximately $2.6 million in the quarter ended February 11, 2015 compared to the quarter ended February 12, 2014. Sales from Combo locations increased by approximately $3.4 million to approximately $4.9 million, sales at stand-alone Fuddruckers restaurants increased by approximately $2.2 million and sales at Luby’s Cafeteria stand-alone locations increased $0.3 million. These sales increases were offset by a sales decline at Cheeseburger in Paradise locations of approximately $3.1 million. Additionally, we ceased operations at the one Koo Koo Roo Chicken Bistro restaurant that we operated a year ago, resulting in a decrease of approximately $0.3 million in sales. The sales increase at Fuddruckers restaurants resulted from a 2.1% increase in same-store sales and the incremental sales contribution from nine new Fuddruckers restaurants, with these additions partially offset by the absence of sales from four closed Fuddruckers restaurants. The 2.1% increase in same-store sales at Fuddruckers restaurants resulted from a 1.8% increase in guest traffic and a 0.3% increase in average spend per guest. The increase in sales at our Combo locations was due to the addition of four new Combo locations, as well as a 2.4% increase in sales at our first combo location. The increase in sales at Luby’s Cafeteria restaurants resulted from a 3.1% increase in same-store sales offset by the absence in sales from three closed Luby’s Cafeterias. The 3.1% increase in same-store Luby’s Cafeteria sales resulted from a 2.2% increase in guest traffic and a 0.9% increase in average spend per guest. The decrease in sales of $3.1 million at our Cheeseburger in Paradise restaurants was due to a reduction in operating restaurants included in our continuing operations, down from 16 restaurants in the quarter ended February 12, 2014 to eight restaurants in the quarter ended February 11, 2015. In addition, sales declined 4.8% at the eight Cheeseburger in Paradise restaurants in operation during the quarter ended February 11, 2015. Offsetting the $3.1 million sales decline at the Cheeseburger in Paradise locations, was $1.4 million in sales recaptured at the four locations that were converted from a Cheeseburger in Paradise restaurant to a Fuddruckers restaurant.

Restaurant sales increased $3.1 million in the two quarters ended February 11, 2015 compared to the two quarters ended February 12, 2014. Sales from Combo locations increased by approximately $7.4 million to approximately $10.0 million, and sales at stand-alone Fuddruckers restaurants increased by approximately $4.1 million. These sales increases were offset by a sales decline at Luby’s Cafeteria stand-alone locations of approximately $0.9 million and a sales decline at Cheeseburger in Paradise locations of approximately $6.9 million. Additionally, we ceased operations at the one Koo Koo Roo Chicken Bistro restaurant that we operated a year ago, resulting in a decrease of approximately $0.6 million in sales. The sales increase at Fuddruckers restaurants resulted from a 1.1% increase in same-store sales and the incremental sales contribution from nine new Fuddruckers restaurants, with these additions partially offset by the absence of sales from four closed Fuddruckers restaurants. The 1.1% increase in same-store sales at Fuddruckers restaurants resulted from a 1.9% increase in guest traffic offset by a 0.7% decline in average spend per guest. The increase in sales at our Combo locations was due to the addition of four new Combo locations, as well as a 2.4% increase in sales at our first Combo location. The increase in sales at Luby’s Cafeteria restaurants resulted from a 1.7% increase in same-store sales offset by the absence of sales from three closed Luby’s Cafeteria locations. The 1.7% increase in same-store sales resulted from a 1.2% increase in guest traffic and a 0.5% increase in average spend per guest. The decrease in sales of $6.9 million at our Cheeseburger in Paradise restaurants was due to a reduction in operating restaurants included in our continuing operations, down from 16 restaurants in the two quarters ended February 12, 2014 to eight restaurants in the two quarters ended February 11, 2015. In addition, sales declined 5.8% at the eight Cheeseburger in Paradise restaurants in operation during the two quarters ended February 11, 2015. Offsetting the $6.9 million sales decline at the Cheeseburger in Paradise locations, was $2.4 million in sales recaptured at the four locations that were converted from a Cheeseburger in Paradise restaurant to a Fuddruckers restaurant.

Cost of Food

Cost of food increased approximately $1.4 million, or 5.9%, in the quarter ended February 11, 2015 compared to the quarter ended February 12, 2014, due to an overall increase in guest traffic and increases in food commodity prices. Food commodity prices for our basket of food commodity purchases were higher by approximately 7.0% at our Luby’s Cafeteria restaurants and by approximately 12.0% at our Fuddruckers restaurants. As a percentage of restaurant sales, food cost increased 0.8% to 29.8% in the quarter ended February 11, 2015, compared to 29.0% in the quarter ended February 12, 2014.

Cost of food increased approximately $2.1 million, or 4.4%, in the two quarters ended February 11, 2015 compared to the two quarters ended February 12, 2014, due to an overall increase in guest traffic and increases in food commodity prices. For the two quarters ended February 11, 2015, food commodity prices for our basket of food commodity purchases were higher due to an approximate 6.0% increase at our Luby’s Cafeteria restaurants and an approximate 11.0% increase at our Fuddruckers restaurants. As a percentage of restaurant sales, food cost increased 0.7% to 29.5% in the two quarters ended February 11, 2015 compared to 28.8% in the two quarters ended February 12, 2014.

Payroll and Related Costs

Payroll and related costs increased approximately $0.6 million in the quarter ended February 11, 2015 compared to the quarter ended February 12, 2014, due primarily to increases in restaurant management costs. As a percentage of restaurant sales, payroll and related costs decreased 0.4%, to 34.9% in the quarter ended February 11, 2015 compared to 35.3% in the quarter ended February 12, 2014. The decrease in payroll and related costs as a percentage of restaurant sales is primarily due to decreases at our Luby’s brand and to a lesser extent at our Combo locations. These decreases reflect (1) our ability to leverage hourly and management costs on higher sales volumes; and (2) comparison against the comparable period in prior fiscal year 2014 when increased management labor was deployed during the first eight weeks of operations at newly opened stores; partially offset by (3) additional investments in restaurants management in order to enhance guest service and motivate increased guest traffic.

Payroll and related costs increased approximately $1.7 million in the two quarters ended February 11, 2015 compared to the two quarters ended February 12, 2014. As a percentage of restaurant sales, payroll and related costs increased 0.4% to 35.6% in the two quarters ended February 11, 2015 compared to 35.2% in the two quarters ended February 12, 2014. These increases primarily reflect additional investments in restaurant management in order to enhance guest service and motivate increased guest traffic.

Other Operating Expenses

Other operating expenses primarily include restaurant-related expenses for utilities, repairs and maintenance, advertising, insurance, services and supplies. Other operating expenses increased by approximately $0.5 million, or 3.1%, in the quarter ended February 11, 2015 compared to the quarter ended February 12, 2014, due primarily to (1) an approximate $0.3 million increase in repairs and maintenance costs; (2) an approximate $0.5 million increase in marketing and other expense; and (3) an approximate $0.3 million increase in restaurant supplies and services expense; offset by (4) an approximate $0.4 million decrease in utilities costs; and (5) an approximate $0.2 million decrease in insurance costs. As a percentage of restaurant sales, other operating expenses were 18.6% in the quarter ended February 11, 2015 and in the quarter ended February 12, 2014.

Other operating expenses increased by approximately $1.2 million, or 3.8%, in the two quarters ended February 11, 2015 compared to the two quarters ended February 12, 2014, primarily due to (1) an approximate $0.6 million increase in repairs and maintenance expense; (2) an approximate $0.5 million increase in restaurant supply expense; and (3) an approximate $0.6 million increase in marketing and other expense; offset by (4) an approximate $0.2 million decrease in restaurant services expense and (5) an approximate $0.3 million decrease in utilities and insurance costs. As a percentage of restaurant sales, other operating expenses increased 0.3% to 19.1% in the two quarters ended February 11, 2015 compared to 18.8% in the two quarters ended February 12, 2014, due to the cost increases enumerated above offset by our ability to leverage certain costs over higher sales volumes.

Occupancy Costs

Occupancy costs include property lease expense, property taxes, common area maintenance charges and permits and licenses. Occupancy costs were $4.8 million in the quarter ended February 11, 2015 and in the quarter ended February 12, 2014. Occupancy costs decreased $0.1 million to $9.4 million in the two quarters ended February 11, 2015 compared to the two quarters ended February 12, 2014.

Franchise Operations

We only offer franchises for the Fuddruckers brand. Franchises are sold in markets where expansion is deemed advantageous to the development of the Fuddruckers concept and system of restaurants. Franchise revenue includes (1) royalties paid to us as the franchisor for the Fuddruckers brand and (2) franchise fees paid to us when franchise units are opened for business or transferred to new owners. Franchise revenue increased approximately $60 thousand in the quarter ended February 11, 2015 to $1.6 million compared to $1.5 million in the quarter ended February 12, 2014. The $60 thousand increase in franchise revenue includes an approximate $17 thousand increase in franchise royalties and an approximate $43 thousand increase in non-royalty related fee income.

Franchise revenue increased $126 thousand for the two quarters ended February 11, 2015 compared to the two quarters ended February 12, 2014. The $126 thousand increase in franchise revenue includes a $50 thousand increase in franchise fees and a $76 thousand increase in franchise royalties.

At the quarter ended February 11, 2015 there were 107 Fuddruckers franchise units in the system. Over the prior one year period ended February 11, 2015 our franchisees have opened six units. Over the prior one year period ended February 11, 2015 there were also 13 franchise units that closed. Of the 13 franchise units that closed, 11 closed on a permanent basis and two were acquired as company restaurants.

Culinary Contract Services

Culinary Contract Services is a business line servicing healthcare, higher education, and corporate dining clients. The healthcare accounts are full service and typically include in-room delivery, catering, vending, coffee service and retail dining. We operated 24 Culinary Contract Services locations at the end of the quarter ended February 11, 2015 and 22 at the end of the quarter ended February 12, 2014. In fiscal 2012, we refined our operating model by concentrating on clients able to enter into agreements where all operating costs are reimbursed to us and we generally charge a fixed fee. These agreements typically present lower financial risk to the company.

Culinary Contract Services Revenue

Culinary Contract Services revenue decreased $0.2 million, or 5.2% in the quarter ended February 11, 2015 compared to the quarter ended February 12, 2014. The decrease in revenue was primarily due to a net change in the mix of locations where we operate.

Culinary Contract Services revenue increased $0.1 million, or 1.5% in the two quarters ended February 11, 2015 compared to the two quarters ended February 12, 2014.  The increase in revenue was primarily due to a net change in mix at the locations where we operate.

Cost of Culinary Contract Services

Cost of Culinary Contract Services includes the food, payroll and related costs, and other direct operating expenses associated with generating Culinary Contract Services sales. Cost of Culinary Contract Services decreased approximately $0.2 million, or 4.7%, in the quarter ended February 11, 2015 compared to the quarter ended February 12, 2014, consistent with a decrease in Culinary Contract Services revenue. Culinary Contract Services profit margin, defined as Culinary Contract Services revenue less Cost of Culinary Cost Services, decreased to 11.7% in the quarter ended February 11, 2015 compared to 12.1% in the quarter ended February 12, 2014.

Cost of Culinary Contract Services increased approximately $0.1 million, or 1.6%, in the two quarters ended February 11, 2015 compared to the two quarters ended February 12, 2014, due to a commensurate increase in Culinary Contract Services sales volume. Our profit margin in this business segment declined to 13.0% of Culinary Contract Services revenue in the two quarters ended February 11, 2015 compared to 13.1% in the two quarters ended February 12, 2014.

Company-wide Expenses

Opening Costs

Opening costs include labor, supplies, occupancy, and other costs necessary to support the restaurant through its opening period. Opening costs were approximately $0.7 million in the quarter ended February 11, 2015 and in the quarter ended February 12, 2014. Both quarters included carrying costs of locations to be developed for future restaurant openings. Included in the opening costs in the quarter ended February 11, 2015 are the carrying costs of approximately $0.3 million associated with six locations that were previously operated as Cheeseburger in Paradise restaurants and are in the process of conversion to Fuddruckers restaurants. Opening costs for an additional Luby’s Cafeteria and Fuddruckers restaurant were incurred in the quarter ended February 12, 2014 for restaurants that opened after this date. One of the Fuddruckers restaurants that opened in the two quarters ended February 12, 2014 previously operated as a Cheeseburger in Paradise restaurant.

Opening costs increased approximately $0.6 million to $1.6 million in the two quarters ended February 11, 2015 compared to approximately $1.0 million in the two quarters ended February 12, 2014.  The two quarters ended February 11, 2015 and the two quarters ended February 12, 2014 included carrying costs of locations to be developed for future restaurant openings. Included in the opening costs in the two quarters ended February 11, 2015 are carrying costs of approximately $0.7 million associated with six locations that were previously operated as Cheeseburger in Paradise restaurants and are in the process of conversion to Fuddruckers restaurants. In addition, opening costs for an additional Luby’s Cafeteria and Fuddruckers restaurant were incurred in the quarter ended February 12, 2014 for restaurants that opened after this date. One of the Fuddruckers restaurants that opened in the two quarters ended February 12, 2014 previously operated as a Cheeseburger in Paradise restaurant.

Depreciation and Amortization

Depreciation and amortization expense increased by approximately $0.3 million, or 6.7%, to $4.8 million in the quarter ended February 11, 2015 compared to $4.5 million in the quarter ended February 12, 2014, due primarily to the addition of depreciation related to new capital expenditures for new construction and restaurant conversion activity offset by the reduction in depreciation related to certain assets reaching the end of their depreciable lives.

Depreciation and amortization expense increased by approximately $1.0 million, or 11.8% in the two quarters ended February 11, 2015 compared to the two quarters ended February 12, 2014, due primarily to the addition of depreciation related to capital expenditures for new construction and restaurant conversion activity partially offset by certain assets reaching the end of their depreciable lives.

General and Administrative Expenses

General and administrative expenses include corporate salaries and benefits-related costs, including restaurant area leaders, share-based compensation, professional fees, travel and recruiting expenses and other office expenses. General and administrative expenses were $8.1 million in the quarter ended February 11, 2015 and in the quarter ended February 12, 2014. General and administrative expenses included decreased spending on outside professional fees and services, office supplies and equipment and lower group health insurance expense, offset by higher compensation expenses. As a percentage of total revenue, general and administrative expenses decreased to 8.9% in the quarter ended February 11, 2015 compared to 9.2% in the quarter ended February 12, 2014.

General and administrative expenses decreased by approximately $0.4 million, or 2.5%, in the two quarters ended February 11, 2015 compared to the two quarters ended February 12, 2014. The decrease was due primarily to decreases in outside professional services costs, office supplies and equipment, lower group health insurance expense, and the absence of penalties related to income and payroll taxes that were incurred in the comparable period in fiscal 2014. As a percentage of total revenue, general and administrative expenses decreased to 8.9% in the two quarters ended February 11, 2015 compared to 9.3% in the two quarters ended February 12, 2014.

Provision for Asset Impairments

The asset impairment of $0.2 million in the quarter ended February 11, 2015 reflects the impairment of three leased Fuddruckers locations (two of which were converted from Cheeseburger in Paradise locations) and goodwill related to one underperforming converted Cheeseburger in Paradise leasehold location.

The asset impairment of $1.3 million in the quarter ended February 12, 2014 reflects the impairment of one leased Fuddruckers location and five Cheeseburger in Paradise locations including goodwill related to Cheeseburger in Paradise.

The asset impairment of $0.2 million in the two quarters ended February 11, 2015 reflects the impairment of three leased Fuddruckers locations (two of which were converted from Cheeseburger in Paradise locations) and goodwill related to one underperforming converted Cheeseburger in Paradise leasehold location.

The asset impairment of $1.5 million in the two quarters ended February 12, 2014 reflects the impairment of one owned Fuddruckers location, one leased Fuddruckers location and six Cheeseburger in Paradise locations including related goodwill.

Net Loss (Gain) on Disposition of Property and Equipment

Gain on disposition of property and equipment was approximately $1.4 million in the quarter ended February 11, 2015 and includes gains on the sale of one owned property location that served as a rental property, offset by normal asset retirement activity. The loss on disposition of property and equipment was approximately $16 thousand in the quarter ended February 12, 2014.

The gain on dispositions of property and equipment for the two quarters ended February 11, 2015 was approximately $1.1 million. The gain of $1.1 million in the two quarters ended February 11, 2015 was related primarily to the sale of one owned property location that served as a rental property, offset by a loss from franchise equipment sales. The loss on dispositions of property and equipment for the two quarters ended February 12, 2014 was approximately $0.1 million.

Interest Income

Interest income was $1 thousand in the quarter ended February 11, 2015 and in the quarter ended February 12, 2014.

Interest income was $2 thousand in the two quarters ended February 11, 2015 compared to $3 thousand in the two quarters ended February 12, 2014.

Interest Expense

Interest expense in the quarter ended February 11, 2015 was $0.6 million, compared to $0.3 million in the quarter ended February 12, 2014. The increase was due to higher average debt balances.

Interest expense in the two quarters ended February 11, 2015 was $1.0 million, compared to $0.5 million in the two quarters ended February 12, 2014. The increase was due to higher average debt balances.

Other Income, Net

Other income, net consisted primarily of the following components: net rental property income and expenses relating to property for which we are the landlord; prepaid sales tax discounts earned through our participation in state tax prepayment programs; oil and gas royalty income; and dining card sales discounts. Other income, net in the quarter ended February 11, 2015 decreased approximately $0.2 million compared to the quarter ended February 12, 2014. The decrease was primarily due to lower net rental income on properties that we lease to third parties and higher dining card sales discounts.

Other income, net in the two quarters ended February 11, 2015 decreased approximately $0.3 million compared to the two quarters ended February 12, 2014. The decrease was primarily due to lower net rental income on properties that we lease to third parties and higher dining card sales discounts.

Taxes

For the quarter ended February 11, 2015 the income taxes related to continuing operations resulted in a tax expense of $62 thousand compared to a tax benefit of $1.5 million for the quarter ended February 12, 2014.

For the two quarters ended February 11, 2015 the income taxes related to continuing operations resulted in a tax benefit of $1.7 million compared to a tax benefit of $2.5 million for the two quarters ended February 12, 2014.

Discontinued Operations

The loss from discontinued operations was $0.1 million in the quarter ended February 11, 2015 compared to a loss of $0.6 million in the quarter ended February 12, 2014.  The loss from discontinued operations of $0.1 million in the quarter ended February 11, 2015 included a $0.2 million loss in carrying costs associated with assets related to discontinued operations, offset by tax benefit of $0.1 million. The loss from discontinued operations of $0.6 million in the quarter ended February 12, 2014 included a $0.4 million loss in carrying costs associated with assets related to discontinued operations, and an asset impairment of $0.5 million offset by an income tax benefit of $0.3 million.

The loss from discontinued operations was $0.3 million in the two quarters ended February 11, 2015 compared to a loss of $1.5 million in the two quarters ended February 12, 2014. The loss of $0.3 million for the two quarters ended February 11, 2015 included $0.5 million loss in carrying costs associated with assets that are classified as discontinued operations assets offset by a $0.2 million income tax benefit. The loss of $1.5 million for the two quarters ended February 12, 2014 included $1.0 million loss in carrying costs associated with assets that are classified as discontinued operations assets; and a $0.8 million impairment charge for assets that are classified as discontinued operations assets; offset by $0.3 million income tax benefit.

LIQUIDITY AND CAPITAL RESOURCES

Cash and Cash Equivalents

General. Our primary sources of short-term and long-term liquidity are cash flows from operations and our revolving credit facility. During the two quarters ended February 11, 2015, cash used in operating activities was approximately $5.7 million and cash used in investing activities was approximately $7.9 million partially offset by cash provided by financing activities of approximately $12.4 million. Cash and cash equivalents decreased approximately $1.2 million in the first two quarters of fiscal 2015 compared to an approximate increase of $0.2 million in the first two quarters of fiscal 2014. We plan to continue the level of capital and repair and maintenance expenditures necessary to keep our restaurants attractive and operating efficiently.

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

The following table summarizes our cash flows from operating, investing and financing activities:

	Two Quarters Ended
	February 11, 2015	February 12, 2014
	(24 weeks)	(24 weeks)
	(In thousands)
Total cash provided by (used in):
Operating activities	$(5,674)	$840
Investing activities	(7,928)	(18,492)
Financing activities	12,435	17,809
Increase (decrease) in cash and cash equivalents	$(1,167)	$157

Operating Activities. Cash used in operating activities was approximately $5.7 million in the first two quarters of fiscal 2015, a $6.5 million decrease from the first two quarters of fiscal 2014. The $6.5 million decrease in cash is due to a $1.9 million decrease in cash from operations before changes in operating assets and liabilities plus a $4.6 million decrease in cash generated by changes in operating assets and liabilities for the quarter ended February 11, 2015

Cash generated by operating activities before changes in operating assets and liabilities was approximately $3.1 million in the first two quarters of fiscal 2015, a $1.9 million decrease compared to the first two quarters of fiscal 2014. The $1.9 million decrease in cash provided by operating activities before changes in operating assets and liabilities was primarily due to less cash generated by segment level profit of $1.5 million and net increase in cash used for opening costs, interest costs, and general and administrative costs.

Changes in operating assets and liabilities was an approximate $8.8 million use of cash in the first two quarters of fiscal 2015 and an approximate $4.2 million use of cash during the first two quarters of fiscal 2014. The $4.6 million increase in the use of cash was due to differences in the change in asset and liability balances during the two quarters ended February 11, 2015 and February 12, 2014.  Increases in assets are uses of cash whereas decreases in assets are sources of cash. During the two quarters ended February 11, 2015, the change in trade accounts receivable and other receivables was an approximate $1.2 million use of cash compared to an approximate $0.5 million source of cash during the two quarters ended February 12, 2014. The change in inventory during the two quarters ended February 11, 2015 was an approximate $0.4 million source of cash compared to approximately $0.3 million use of cash during the two quarters ended February 12, 2014. The change in prepaid expenses and other assets was an approximate $0.2 million use of cash compared to an approximate $1.1 million source of cash during the two quarters ended February 12, 2014.

Increases in current liability accounts are a source of cash, while decreases in current liability accounts are a use of cash. During the two quarters ended February 11, 2015, changes in the balances of accounts payable, accrued expenses and other liabilities was an approximate $7.8 million use of cash, compared to an approximate $5.5 million use of cash during the two quarters ended February 12, 2014.

Investing Activities. We generally reinvest available cash flows from operations to develop new restaurants, enhance existing restaurants and to support Culinary Contract Services. Cash used by investing activities was approximately $7.9 million in the two quarters ended February 11, 2015 and $18.5 million in the two quarters ended February 12, 2014. Capital expenditures were approximately $11.0 million in the two quarters ended February 11, 2015; an $8.1 million decrease compared to the two quarters ended February 12, 2014. Proceeds from the disposal of assets were approximately $3.1 million in the first two quarters of fiscal 2015 and approximately $0.6 million in the first two quarters of fiscal 2014.

Financing Activities. Cash provided by financing activities was approximately $12.4 million in the two quarters ended February 11, 2015, a $5.4 million decrease compared to the two quarters ended February 12, 2014. Cash provided by financing activities was primarily the result of borrowings and repayments related to our revolving credit facility. During the two quarters ended February 11, 2015, borrowings exceeded repayments by $12.5 million. During the two quarters ended February 12, 2014, borrowings from the credit facility exceeded repayments by $17.8 million. Debt issue costs were approximately $0.1 million during the two quarters ended February 11, 2015.

Status of Long-Term Investments and Liquidity

At February 11, 2015, we did not hold any long-term investments.

Status of Trade Accounts and Other Receivables, Net

We monitor the aging of our receivables, including Fuddruckers franchising related receivables, and record provisions for uncollectable accounts, as appropriate. Credit terms of accounts receivable associated with our Culinary Contract Services business vary from 30 to 45 days based on contract terms.

Working Capital

Current assets remained unchanged in the first two quarters of fiscal 2015 compared to a decrease of approximately $0.8 million in the first two quarters of fiscal 2014. In the first two quarters of fiscal 2015, trade accounts and other receivables increased approximately $1.2 million and prepaid expenses increased approximately $0.4 million; partially offset by decreases in cash of approximately $1.2 million and food and supplies inventory of approximately $0.4 million. In the first two quarters of fiscal 2014, cash increased $0.2 million and food and supply inventory increased $0.3 million; offset by decreases in trade accounts and other receivables of $0.5 million and prepaid expenses of $0.8 million.

Current liabilities decreased approximately $7.7 million in the first two quarters of fiscal 2015 compared to a $5.4 million decrease in the first two quarters of fiscal 2014. In the first two quarters of fiscal 2015, accounts payable decreased approximately $7.4 million and accrued expenses and other liabilities decreased $0.3 million. In the first two quarters of fiscal 2014, accounts payables decreased $4.1 million and accrued expenses and other liabilities decreased $1.2 million.

Capital Expenditures

Capital expenditures consist of purchases of real estate for future restaurant sites, new unit construction, purchases of new and replacement restaurant furniture and equipment, and ongoing remodeling programs. Capital expenditures for the first two quarters of fiscal 2015 were approximately $11.0 million and related to new restaurant construction, existing unit remodels, purchase of land for new development, technology infrastructure, recurring maintenance of our existing units, and the development of future restaurant sites. We expect to be able to fund all capital expenditures in fiscal 2015 using proceeds from the sale of assets, cash flows from operations and our available credit. We expect to spend approximately $20 million to $22 million on capital expenditures in fiscal 2015.

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

The aggregate amount of the lenders’ commitments under the 2013 Credit Facility was $70.0 million as of August 28, 2013. The 2013 Credit Facility also provides for the issuance of letters of credit in a maximum aggregate amount of $5.0 million outstanding as of August 14, 2013 and $15.0 million outstanding at any one time with prior written consent of the Administrative Agent and the Issuing Bank. At February 11, 2015, under the 2013 Credit Facility, the total borrowing capacity was up to $70.0 million; after applying the Lease Adjusted Leverage Ratio limitation and the 50% loan-to-value ratio, the available borrowing capacity was $3.1 million. As of March 23, 2015, additional properties were scheduled in accordance with the credit agreement raising the borrowing capacity to the full $70 million under the credit agreement.

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

The 2013 Credit Facility is secured by a perfected first priority lien on certain of our real property and all of the material personal property owned by us or any of our subsidiaries, other than certain excluded assets (as defined in the Credit Agreement). At February 11, 2015, the carrying value of the collateral securing the 2013 Credit Facility was $83.4 million.

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

●

maintenance of minimum net profit of $1.00 (1) for at least one of any two consecutive fiscal quarters starting with the third fiscal quarter of 2016 (the “Net Profit – Two Consecutive Quarters convenant), and (2) for any period of four consecutive fiscal quarters starting with the fourth fiscal quarter of 2015 (for the fiscal year 2015).

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

At February 12, 2014, as the result of losses incurred from our recently acquired leaseholds operating as Cheeseburger in Paradise restaurants, we reported our second consecutive quarterly net profit below our required minimum net profit as defined in the 2013 Credit Agreement. As part of the March 21, 2014 amendment we received a waiver of non-compliance related to this minimum consecutive quarterly net profit debt covenant for the second quarter fiscal 2014. The November 7, 2014 amendment revised the net profit, debt service, lease adjusted leverage ratio, borrowing rates, provided for a $25.0 million annual capital expenditure limit, and required liens to be perfected on all real property by January 31, 2015. Although we expect to meet the requirements of the Net Profit – Two Consecutive Quarters covenant in the future, which testing will be reinstated starting with the third quarter of fiscal 2016, non-compliance could have had a material adverse affect on our financial condition and would have represented an event of default under the 2013 Credit Agreement.

The 2013 Credit Agreement also includes customary events of default. If a default occurs and is continuing, the lenders’ commitments under the 2013 Credit Facility may be immediately terminated and/or we may be required to repay all amounts outstanding under the 2013 Credit Facility.

As of February 11, 2015, we had $54.5 million in outstanding loans and $1.1 million committed under letters of credit, which were issued as security for the payment of insurance obligations and $0.9 million in capital lease commitments.

We were in compliance with the covenants contained in the 2013 Credit Agreement as of February 11, 2015.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The Consolidated Financial Statements included in Item 1 of Part 1 of this Form 10-Q were prepared in conformity with GAAP. Preparation of the financial statements requires us to make judgments, estimates and assumptions that affect the amounts of assets and liabilities in the financial statements and revenues and expenses during the reporting periods. Due to the significant, subjective and complex judgments and estimates used when preparing our Consolidated Financial Statements, management regularly reviews these assumptions and estimates with the Finance and Audit Committee of our Board. Management believes the following are critical accounting policies used in the preparation of these financial statements. Actual results may differ from these estimates, including our estimates of future cash flows, which are subject to the current economic environment and changes in estimates. We had no changes in our critical accounting policies and estimates which were disclosed in our Annual Report on Form 10-K for the fiscal year end August 27, 2014.

NEW ACCOUNTING PRONOUNCEMENTS

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

In April 2014, the FASB issued guidance that changes the criteria for reporting discontinued operations. To qualify as a discontinued operation under the amended guidance, a component or group of components of an entity that has been disposed of or is classified as held for sale must represent a strategic shift that has or will have a major effect on the entity's operations and financial results. This criteria differs from the prior guidance related to a discontinued operation. Additionally, this guidance expands related disclosure requirements. The guidance is effective for the reporting periods beginning after December 15, 2014 and is prospective in its application. We do not expect the adoption of this guidance will have a material impact on the Company’s Consolidated Financial Statements.

In May 2014, the Financial Accounting Standards Board (“FASB”) issued guidance outlining a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers. This guidance requires an entity to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Additionally, this guidance expands related disclosure requirements. The guidance is effective for reporting periods beginning after December 15, 2016. We are currently evaluating the impact this guidance will have on the Company’s Consolidated Financial Statements.

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

In some cases, investors can identify these statements by forward-looking words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may” “outlook,” “should,” “will,” and “would” or similar words. Forward-looking statements are based on certain assumptions and analyses made by management in light of their experience and perception of historical trends, current conditions, expected future developments and other factors we believe are relevant. Although management believes that our assumptions are reasonable based on information currently available, those assumptions are subject to significant risks and uncertainties, many of which are outside of our control. The following factors, as well as the factors set forth in Item 1A of our Annual Report on Form 10-K for the fiscal year ended August 27, 2014 and any other cautionary language in this Form 10-Q, provide examples of risks, uncertainties, and events that may cause our financial and operational results to differ materially from the expectations described in our forward-looking statements:

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risk from changes in interest rates affecting our variable-rate debt. As of February 11, 2015, the total amount of debt subject to interest rate fluctuations outstanding under our 2013 Credit Facility was $54.5 million. Assuming an average debt balance of $54.5 million, a 1.0% increase in prevailing interest rates would increase our annual interest expense by $0.5 million.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act, as of February 11, 2015). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of February 11, 2015, our disclosure controls and procedures were effective in providing reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended February 11, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II—OTHER INFORMATION

Item 1. Legal Proceedings

There have been no material changes to our legal proceedings as disclosed in “Legal Proceedings” in Item 3 of Part I of our Annual Report on Form 10-K for the fiscal year ended August 27, 2014.

Item 1A. Risk Factors

There have been no material changes during the quarter ended February 11, 2015 to the Risk Factors discussed in Item1A of Part I of our Annual Report on Form 10-K for the fiscal year ended August 27, 2014.

Item 6. Exhibits

10.1

First Amendment dated as of December 1, 2014 to Employment Agreement dated as of January 24, 2014 between Luby’s, Inc. and Christopher J. Pappas (incorporated by reference to the Company’s Current Report on Form 8-K, filed December 3, 2014 (file No. 001-08308)).

10.2	Form of Incentive Stock Option Award Agreement (incorporated by reference to the Company’s Current Report on Form 8-K, filed January 27, 2015 (file No. 001-08308)).

10.3	Form of Restricted Stock Award Agreement (incorporated by reference to the Company’s Current Report on Form 8-K, filed January 27, 2015 (file No. 001-08308)).

31.1	Rule 13a-14(a)/15d-14(a) certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Rule 13a-14(a)/15d-14(a) certification of the Principal Financial and Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Section 1350 certification of the Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Section 1350 certification of the Principal Financial and Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Linkbase Document

101.DEF	XBRL Definition Linkbase Document

101.LAB	XBRL Label Linkbase Document

101.PRE	XBRL Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LUBY’S, INC. (Registrant)

Date: March 23, 2015	By:	/s/ Christopher J. Pappas
Christopher J. Pappas
President and Chief Executive Officer
(Principal Executive Officer)

Date: March 23, 2015	By:	/s/ K. Scott Gray
K. Scott Gray
Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

10.1

First Amendment dated as of December 1, 2014 to Employment Agreement dated as of January 24, 2014 between Luby’s, Inc. and Christopher J. Pappas (incorporated by reference to the Company’s Current Report on Form 8-K, filed December 3, 2014 (file No. 001-08308)).

10.2	Form of Incentive Stock Option Award Agreement (incorporated by reference to the Company’s Current Report on Form 8-K, filed January 27, 2015 (file No. 001-08308)).

10.3	Form of Restricted Stock Award Agreement (incorporated by reference to the Company’s Current Report on Form 8-K, filed January 27, 2015 (file No. 001-08308)).

31.1	Rule 13a-14(a)/15d-14(a) certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Rule 13a-14(a)/15d-14(a) certification of the Principal Financial and Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Section 1350 certification of the Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Section 1350 certification of the Principal Financial and Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Linkbase Document

101.DEF	XBRL Definition Linkbase Document

101.LAB	XBRL Label Linkbase Document

101.PRE	XBRL Presentation Linkbase Document