Form 10-Q
period 2015-05-06
LUBYS INC
filed 2015-06-15
CIK 16099

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 6, 2015

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

As of June 10, 2015 there were 28,597,902 shares of the registrant’s common stock outstanding.

Luby’s, Inc.

Form 10-Q

Quarter ended May 6, 2015

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

Part I—FINANCIAL INFORMATION

Item 1. Financial Statements

Luby’s, Inc.

Consolidated Balance Sheets

(In thousands, except share data)

	May 6, 2015	August 27, 2014
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$1,575	$2,788
Trade accounts and other receivables, net	4,220	4,112
Food and supply inventories	4,422	5,556
Prepaid expenses	4,964	2,815
Assets related to discontinued operations	26	52
Deferred income taxes	605	587
Total current assets	15,812	15,910
Property held for sale	6,261	991
Assets related to discontinued operations	4,725	4,204
Property and equipment, net	205,497	213,492
Intangible assets, net	23,014	24,014
Goodwill	1,643	1,681
Deferred income taxes	13,254	11,294
Other assets	3,764	3,849
Total assets	$273,970	$275,435
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$19,183	$26,269
Liabilities related to discontinued operations	469	590
Accrued expenses and other liabilities	24,639	23,107
Total current liabilities	44,291	49,966
Credit facility debt	48,000	42,000
Liabilities related to discontinued operations	62	278
Other liabilities	7,517	8,167
Total liabilities	99,870	100,411
Commitments and Contingencies
SHAREHOLDERS’ EQUITY
Common stock, $0.32 par value; 100,000,000 shares authorized; shares issued were 29,097,902 and 28,949,523, respectively; shares outstanding were 28,597,902 and 28,449,523, respectively	9,311	9,264
Paid-in capital	28,410	27,356
Retained earnings	141,154	143,179
Less cost of treasury stock, 500,000 shares	(4,775)	(4,775)
Total shareholders’ equity	174,100	175,024
Total liabilities and shareholders’ equity	$273,970	$275,435

The accompanying notes are an integral part of these Consolidated Financial Statements.

Luby’s, Inc.

Consolidated Statements of Operations (unaudited)

(In thousands, except per share data)

	Quarter Ended		Three Quarters Ended
	May 6, 2015	May 7, 2014	May 6, 2015	May 7, 2014
	(12 weeks)	(12 weeks)	(36 weeks)	(36 weeks)
SALES:
Restaurant sales	$88,788	$90,010	$254,832	$252,891
Culinary contract services	3,624	4,534	11,993	12,783
Franchise revenue	1,578	1,684	4,764	4,744
Vending revenue	112	131	355	358
TOTAL SALES	94,102	96,359	271,944	270,776
COSTS AND EXPENSES:
Cost of food	25,225	25,754	74,189	72,665
Payroll and related costs	30,216	29,971	89,372	87,384
Other operating expenses	15,442	15,967	47,144	46,511
Occupancy costs	4,759	4,845	14,167	14,374
Opening costs	427	334	2,035	1,365
Cost of culinary contract services	3,087	3,974	10,369	11,142
Depreciation and amortization	4,750	4,674	14,580	13,466
General and administrative expenses	7,312	8,342	23,088	24,526
Provision for asset impairments, net	—	—	218	1,539
Net gain on disposition of property and equipment	(609)	(1,023)	(1,696)	(956)
Total costs and expenses	90,609	92,838	273,466	272,016
INCOME (LOSS) FROM OPERATIONS	3,493	3,521	(1,522)	(1,240)
Interest income	1	1	3	4
Interest expense	(599)	(410)	(1,624)	(955)
Other income, net	29	250	301	806
Income (loss) before income taxes and discontinued operations	2,924	3,362	(2,842)	(1,385)
Provision (benefit) for income taxes	395	1,621	(1,326)	(853)
Income (loss) from continuing operations	2,529	1,741	(1,516)	(532)
Loss from discontinued operations, net of income taxes	(176)	(12)	(509)	(1,468)
NET INCOME (LOSS)	$2,353	$1,729	$(2,025)	$(2,000)
Income (loss) per share from continuing operations:
Basic	$0.09	$0.06	$(0.05)	$(0.02)
Assuming dilution	0.09	0.06	(0.05)	(0.02)
Loss per share from discontinued operations:
Basic	$(0.01)	$—	$(0.02)	$(0.05)
Assuming dilution	(0.01)	—	(0.02)	(0.05)
Net income (loss) per share:
Basic	$0.08	$0.06	$(0.07)	$(0.07)
Assuming dilution	0.08	0.06	(0.07)	(0.07)
Weighted average shares outstanding:
Basic	29,009	28,791	28,940	28,777
Assuming dilution	29,111	29,476	28,940	28,777

The accompanying notes are an integral part of these Consolidated Financial Statements.

Luby’s, Inc.

Consolidated Statement of Shareholders’ Equity (unaudited)

(In thousands)

	Common Stock						Total
	Issued		Treasury		Paid-In	Retained	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Earnings	Equity
BALANCE AT AUGUST 27, 2014	28,950	$9,264	(500)	$(4,775)	$27,356	$143,179	$175,024
Net loss	—	—	—	—	—	(2,025)	(2,025)
Share-based compensation expense	48	15	—	—	224	—	239
Common stock issued under nonemployee benefit plans	40	13	—	—	220	—	233
Common stock issued under employee benefit plans	60	19	—	—	610	—	629
BALANCE AT MAY 6, 2015	29,098	$9,311	(500)	$(4,775)	$28,410	$141,154	$174,100

The accompanying notes are an integral part of these Consolidated Financial Statements.

 Luby’s, Inc.

Consolidated Statements of Cash Flows (unaudited)

(In thousands)

	Three Quarters Ended
	May 6, 2015	May 7, 2014
	(36 weeks)	(36 weeks)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,025)	$(2,000)
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for asset impairments, net of gains/losses on property sales	(1,386)	1,352
Depreciation and amortization	14,624	13,604
Amortization of debt issuance cost	127	78
Non-cash compensation expense	862	254
Share-based compensation expense	240	573
Increase in tax benefits from share-based compensation	—	(53)
Deferred tax benefit	(1,978)	(1,889)
Cash provided by operating activities before changes in operating assets and liabilities	10,464	11,919
Changes in operating assets and liabilities, net of business acquisition:
Decrease (increase) in trade accounts and other receivables	(108)	112
Decrease (increase) in food and supply inventories	1,135	(466)
Decrease (increase) in prepaid expenses and other assets	(1,979)	840
Decrease in accounts payable, accrued expenses and other liabilities	(5,350)	(617)
Net cash provided by operating activities	4,162	11,788
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from disposal of assets and property held for sale	5,142	2,713
Purchases of property and equipment	(16,429)	(31,124)
Decrease in note receivable	50	23
Net cash used in investing activities	(11,237)	(28,388)
CASH FLOWS FROM FINANCING ACTIVITIES:
Credit facility borrowings	80,100	77,800
Credit facility repayments	(74,100)	(61,000)
Debt issuance costs	(253)	—
Proceeds from exercise of stock options	115	32
Tax benefit on stock options	—	53
Net cash provided by financing activities	5,862	16,885
Net (decrease) increase in cash and cash equivalents	(1,213)	285
Cash and cash equivalents at beginning of period	2,788	1,528
Cash and cash equivalents at end of period	$1,575	$1,813
Cash paid for:
Income taxes	$—	$—
Interest	1,505	834

The accompanying notes are an integral part of these Consolidated Financial Statements.

Luby’s, Inc.

Notes to Consolidated Financial Statements (unaudited)

Note 1. Basis of Presentation

The accompanying unaudited Consolidated Financial Statements of Luby’s, Inc. (the “Company” or “Luby’s”) have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements that are prepared for the Company’s Annual Report on Form 10-K. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the quarter ended May 6, 2015 are not necessarily indicative of the results that may be expected for the fiscal year ending August 26, 2015.

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

Note 3. Reportable Segments

The Company has three reportable segments: Company-owned restaurants, Culinary Contract Services (“CCS”) and franchise operations.

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

The total number of Company-owned restaurants was 175 at May 6, 2015 and 174 at August 27, 2014.

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

The total number of CCS contracts was 21 at May 6, 2015 and 25 at August 27, 2014.

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

We recognize franchise and area development fees as revenue when the Company has performed all material obligations as per the respective agreements upon opening of each franchise restaurant. We accrue franchise and area development fees as an accrued liability until our obligations are met and the revenue is earned.

The number of franchised restaurants was 105 at May 6, 2015 and 110 at August 27, 2014.

Licensee

In November 1997, a prior owner of the “Fuddruckers—World’s Greatest Hamburgers®” brand granted to a licensee the exclusive right to use the Fuddruckers proprietary marks, trade dress and system to develop Fuddruckers restaurants in a territory consisting of certain countries in Africa, the Middle East and parts of Asia. As of June 2015, this licensee operated 34 restaurants that are licensed to use the Fuddruckers proprietary marks in Saudi Arabia, Egypt, Lebanon, United Arab Emirates, Qatar, Jordan, Bahrain, Kuwait, Morocco and Malaysia. The Company does not receive revenue or royalties from these restaurants.

 The table on the following page shows financial information as required by Accounting Standards Codification Topic 280 (“ASC 280”) for segment reporting. ASC 280 requires depreciation and amortization be disclosed for each reportable segment, even if not used by the chief operating decision maker. The table also lists total assets for each reportable segment. Corporate assets include cash and cash equivalents, tax refunds receivable, property and equipment, assets related to discontinued operations, property held for sale, deferred tax assets and prepaid expenses.

	Quarter Ended		Three Quarters Ended
	May 6, 2015	May 7, 2014	May 6, 2015	May 7, 2014
	(12 weeks)	(12 weeks)	(36 weeks)	(36 weeks)
	(In thousands)
Sales:
Company-owned restaurants(1)	$88,900	$90,141	$255,187	$253,249
Culinary contract services	3,624	4,534	11,993	12,783
Franchise operations	1,578	1,684	4,764	4,744
Total	94,102	96,359	271,944	270,776
Segment level profit:
Company-owned restaurants	$13,258	$13,604	$30,315	$32,315
Culinary contract services	537	560	1,624	1,641
Franchise operations	1,578	1,684	4,764	4,744
Total	15,373	15,848	36,703	38,700
Depreciation and amortization:
Company-owned restaurants	$4,038	$4,062	$12,510	$11,675
Culinary contract services	28	93	127	269
Franchise operations	177	177	531	531
Corporate	507	342	1,412	991
Total	4,750	4,674	14,580	13,466
Capital expenditures:
Company-owned restaurants	$5,023	$11,780	$15,368	$30,277
Culinary contract services	—	43	—	43
Franchise operations	—	—	—	—
Corporate	418	220	1,061	804
Total	$5,441	$12,043	$16,429	$31,124

Segment level profit	$15,373	$15,848	$36,703	$38,700
Opening costs	(427)	(334)	(2,035)	(1,365)
Depreciation and amortization	(4,750)	(4,674)	(14,580)	(13,466)
General and administrative expenses	(7,312)	(8,342)	(23,088)	(24,526)
Provision for asset impairments, net	—	—	(218)	(1,539)
Net gain on disposition of property and equipment	609	1,023	1,696	956
Interest income	1	1	3	4
Interest expense	(599)	(410)	(1,624)	(955)
Other income, net	29	250	301	806
Income (loss) before income taxes and discontinued operations	$2,924	$3,362	$(2,842)	$(1,385)

	May 6, 2015	August 27, 2014
Total assets:
Company-owned restaurants(2)	$223,675	$222,474
Culinary contract services	1,994	2,724
Franchise operations(3)	13,350	13,906
Corporate(4)	34,951	36,331
Total	$273,970	$275,435

(1)

Includes vending revenue of $112 and $131 thousand for the quarters ended May 6, 2015 and May 7, 2014, respectively and $355 and $358 thousand for the three quarters ended May 6, 2015 and May 7, 2014, respectively.

(2)	Company-owned restaurants segment includes $10.7 million of Fuddruckers trade name, Cheeseburger in Paradise liquor licenses, and Jimmy Buffett intangibles.
(3)	Franchise operations segment includes approximately $12.4 million in royalty intangibles.
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

Non-recurring fair value measurements related to impaired property and equipment consisted of the following for the three quarters ended May 6, 2015 and May 7, 2014, respectively:

		Fair Value Measurement Using
	Three Quarters Ended May 6, 2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Impairments
		(In thousands)
Continuing Operations
Property and equipment related to company-owned restaurant assets	$5,043	$—	$—	$5,043	$(218)
Discontinued Operations
Property and equipment related to corporate assets	$1,563	$—	$660	$903	$(90)

		Fair Value Measurement Using
	Three Quarters Ended May 7, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Impairments
		(In thousands)
Continuing Operations
Property and equipment related to company- owned restaurant assets	$3,498	$—	$—	$3,498	$(1,539)
Discontinued Operations
Property and equipment related to corporate assets	$1,567	$—	$—	$1,567	$(762)

Note 5. Income Taxes

No cash payments of estimated federal income taxes were made during the quarter ended May 6, 2015.

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

Note 6. Property and Equipment, Intangible Assets and Goodwill

The costs, net of impairment, and accumulated depreciation of property and equipment at May 6, 2015 and August 27, 2014, together with the related estimated useful lives used in computing depreciation and amortization, were as follows:

	May 6, 2015	August 27, 2014	Estimated Useful Lives (years)
	(In thousands)
Land	$65,218	$69,767	—
Restaurant equipment and furnishings	140,570	131,932	3 to 15
Buildings	184,534	181,535	20 to 33
Leasehold and leasehold improvements	42,785	40,835	Lesser of lease term or estimated useful life
Office furniture and equipment	7,964	7,537	3 to 10
Construction in progress	771	10,313	—
	441,842	441,919
Less accumulated depreciation and amortization	(236,345)	(228,427)
Property and equipment, net	$205,497	$213,492
Intangible assets, net	$23,014	$24,014	21
Goodwill	$1,643	$1,681	—

Intangible assets, net, consist of the Fuddruckers trade name and franchise agreements and the Cheeseburger in Paradise trade name and license agreements and are subject to amortization. The Company believes the Fuddruckers trade name has an expected accounting life of 21 years from the date of acquisition based on the expected use of its assets and the restaurant environment in which it is being used. The trade name represents a respected brand with customer loyalty, and the Company intends to cultivate and protect the use of the trade name. The franchise agreements, after considering renewal periods, have an estimated accounting life of 21 years from the date of acquisition and will be amortized over this period of time. The Cheeseburger in Paradise intangible assets, net, have an expected accounting life of 15 years from the date of acquisition.

The aggregate amortization expense related to intangible assets subject to amortization was $0.3 million for the quarters ended May 6, 2015 and May 7, 2014. For the three quarters ended May 6, 2015 and May 7, 2014, the aggregate amortization expense was $1.0 million and is expected to be $1.4 million in each of the next five successive years.

The following table presents intangible assets as of May 6, 2015 and August 27, 2014:

	May 6, 2015			August 27, 2014
	(In thousands)			(In thousands)
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible Assets Subject to Amortization:

Fuddruckers trade name and franchise agreements	$29,607	$(6,749)	$22,858	$29,607	$(5,767)	$23,840

Cheeseburger in Paradise trade name and license agreements	$416	$(260)	$156	$416	$(242)	$174

Intangible assets, net	$30,023	$(7,009)	$23,014	$30,023	$(6,009)	$24,014

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

The Company performs a goodwill impairment test annually and more frequently when negative conditions or a triggering event arise. After an assessment of certain qualitative factors, if it is determined to be more likely than not that the fair value of a reporting unit is less than its carrying amount, entities must perform the quantitative analysis of the goodwill impairment test. Otherwise, the quantitative test(s) become optional. For the initial annual analysis in fiscal 2014, the Company elected to bypass the qualitative assessment and proceeded directly to performing the first step of the goodwill impairment test. In future periods, the Company may determine that facts and circumstances indicate use of the qualitative assessment may be the most reasonable approach. Management will perform its formal annual assessment as of the second quarter each fiscal year and will formally perform additional assessments on an interim basis if an event occurs or circumstances exist that indicate that it is more likely than not that a goodwill impairment exists. The individual restaurant level is the level at which goodwill is assessed for impairment under ASC 350. In accordance with our understanding of ASC 350, we have allocated the goodwill value to each reporting unit in proportion to each location’s fair value at the date of acquisition. Of the 23 locations that were acquired, 5 locations were closed including one location where the option to extend the lease was not exercised. The remaining 18 locations not closed may be converted to Fuddruckers, which was part of a contingency strategy when the acquisition was initially consummated. As we are not moving any of the former Cheeseburger in Paradise restaurants out of their respective market, the goodwill associated with the acquired location and market area is expected to be realized through operating these former Cheeseburger in Paradise branded restaurants as Fuddruckers branded restaurants. The Company has experience converting and opening new restaurant locations and the Fuddruckers brand units have positive cash flow history. This historical data was considered when completing our fair value estimates for recovery of the remaining net book value including goodwill. In addition, we included the incremental conversion costs in our cash flow projections when completing our routine impairment of long-lived assets testing. Management has therefore performed valuations using a discounted cash flow analysis for each of its restaurants to determine the fair value of each reporting unit for comparison with the reporting unit’s carrying value.

Since the acquisition of the 23 Cheeseburger in Paradise locations in fiscal year 2013, we implemented many initiatives to improve the food quality and service. Many locations continued to experience sales declines which led to the implementation of our contingency strategy of conversion of certain locations to Fuddruckers restaurants. In considering this change, certain units were determined to be disposed of, 8 locations to remain operating as Cheeseburger in Paradise and other locations to be closed for future conversion. In performing our periodic assessment of long-lived assets and goodwill recoverability, we estimated the fair value of the cash flows at selected units were not sufficient to recover the carrying values of certain locations which resulted in impairment charges including a write-off of approximately $0.5 million in goodwill associated with five Cheeseburger in Paradise locations in fiscal year 2014. As of August 27, 2014 eight locations remained open and operating as Cheeseburger in Paradise locations and ten locations were closed to be converted to new Fuddruckers locations. Four such locations have been converted to Fuddruckers restaurants as of June 11, 2015.

Goodwill was approximately $1.6 million as of May 6, 2015 and approximately $1.7 million as of August 27, 2014 and relates to our Company-owned restaurants reportable segment.

There were no impairments related to goodwill during the quarter ended May 6, 2015. For the three quarters ended May 6, 2015, management determined approximately $38 thousand in goodwill impairment losses related to one underperforming converted Cheeseburger in Paradise leasehold location.

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

The Company recognized the following impairment charges and gains on disposition of property and equipment included in income from operations:

	Three Quarters Ended
	May 6, 2015	May 7, 2014
	(36 weeks)	(36 weeks)
	(In thousands, except per share data)
Provision for asset impairments	$218	$1,539
Net gain on disposition of property and equipment	(1,696)	(956)
	$(1,478)	$583
Effect on EPS:
Basic	$0.05	$(0.02)
Assuming dilution	$0.05	$(0.02)

The impairment charge for the three quarters ended May 6, 2015 was $0.2 million and primarily related to three Fuddruckers locations and included $38 thousand in goodwill related to one underperforming converted Cheeseburger in Paradise leasehold location.

The impairment charge for the three quarters ended May 7, 2014 was $1.5 million and primarily related to assets at two Fuddruckers locations and assets and allocated goodwill at six Cheeseburger in Paradise leasehold locations.

The $1.7 million net gain for the three quarters ended May 6, 2015 is related to the sale of property and equipment.

The $1.0 million net gain for the three quarters ended May 7, 2014 is related to the sale of property and equipment.

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

On March 21, 2014, the Company adopted a disposal plan for selected under-performing recently acquired leaseholds operating as Cheeseburger in Paradise restaurants. As of May 6, 2015, five Cheeseburger in Paradise locations have been reclassified to discontinued operations in the statements of operations and balance sheet accordingly.

The following table sets forth the assets and liabilities for all discontinued operations:

	May 6, 2015	August 27, 2014
	(in thousands)
Prepaid expenses	$26	52
Assets related to discontinued operations—current	$26	$52
Property and equipment, net	3,340	2,817
Other assets	1,385	1,387
Assets related to discontinued operations—non-current	$4,725	$4,204
Accrued expenses and other liabilities	$469	590
Liabilities related to discontinued operations—current	$469	$590
Other liabilities	$62	$278
Liabilities related to discontinued operations—non-current	$62	$278

As of May 6, 2015, the Company had nine restaurant properties classified as discontinued operations assets. The carrying value of three Company-owned properties was $3.3 million at May 6, 2015. The carrying values of one ground lease and five in-line leases were previously impaired to zero.

As of August 27, 2014, the Company had nine restaurant properties classified as discontinued operations. The carrying value of the Company-owned properties was $3.4 million at August 27, 2014.

The Company is actively marketing all of these properties for lease or sale and the Company’s results of discontinued operations will be affected by the disposal of properties related to discontinued operations to the extent proceeds from the sales exceed or are less than net book value.

The following table sets forth the sales and pretax loss reported for discontinued operations:

	Three Quarters Ended
	May 6, 2015	May 7, 2014
	(36 weeks)	(36 weeks)
	(In thousands, except discontinued locations)
Sales	$—	$3,738

Pretax loss	(807)	(1,985)
Income tax benefit from discontinued operations	298	517
Loss from discontinued operations	(509)	(1,468)
Discontinued locations closed during the period	—	3

The following table summarizes discontinued operations for the first three quarters of fiscal 2015 and 2014:

	Three Quarters Ended
	May 6, 2015	May 7, 2014
	(36 weeks)	(36 weeks)
	(In thousands, except per share data)
Discontinued operating losses	$(715)	$(1,217)
Impairments	(90)	(762)
Losses	(2)	(6)
Net loss	$(807)	(1,985)
Income tax benefit from discontinued operations	298	517
Loss from discontinued operations	$(509)	$(1,468)
Effect on EPS from discontinued operations—basic	$(0.02)	$(0.05)

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

At May 6, 2015, the Company had five owned properties recorded at approximately $6.3 million in property held for sale. The Company is actively marketing the locations currently classified as property held for sale.

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

Construction Activity

From time to time, the Company enters into non-cancelable contracts for the construction of its new restaurants. This construction activity exposes the Company to the risks inherent in new construction, including but not limited to rising material prices, labor shortages, delays in getting required permits and inspections, adverse weather conditions, and injuries sustained by workers and contract termination expenses. The Company had no non-cancelable contracts as of May 6, 2015.

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

Under the terms of the Amended and Restated Master Sales Agreement, the Pappas entities may provide specialized (customized) equipment fabrication and basic equipment maintenance, including stainless steel stoves, shelving, rolling carts, and chef tables. The total costs under the Amended and Restated Master Sales Agreement of custom-fabricated and refurbished equipment in the three quarters ended May 6, 2015 and May 7, 2014 were zero and $4 thousand, respectively. Services provided under this agreement are subject to review and approval by the Finance and Audit Committee of the Board of Directors of the Company (the “Board”).

Operating Leases

During the third quarter fiscal 2014, a company owned by Messrs. Pappas purchased from the landlord the land underlying an existing leased Fuddruckers restaurant in Houston, Texas. Messrs. Pappas each own a 50% interest in the company that purchased the land. There were no changes to the existing lease. The company is currently obligated to pay $27.56 per square foot, plus maintenance fees, taxes and insurance, during the present term of the lease which expires May 31, 2020 with two five-year options remaining. The Company made payments of $107 thousand and $27 thousand in the three quarters ended May 6, 2015 and May 7, 2014, respectively.

On November 22, 2006, the Company executed a new lease agreement in connection with the replacement and relocation of the existing Fuddruckers restaurant with a new prototype restaurant in the retail strip center described above. The new restaurant opened in July 2008 and the new lease agreement provides for a primary term of approximately twelve years with two subsequent five-year options. The new lease also gives the landlord an option to buy out the agreement on or after the calendar year 2015 by paying the unamortized cost of the Company’s improvements. The Company is currently obligated to pay rent of $22.00 per square foot plus maintenance, taxes, and insurance during the primary term of the lease. Thereafter, the lease provides for increases in rent at set intervals. The lease agreement was approved by the Finance and Audit Committee and full Board of Directors. The Company made payments, under the lease agreement, of $278 thousand and $241 thousand in the three quarters ended May 6, 2015 and May 7, 2014, respectively.

	Three Quarters Ended
	May 6, 2015	May 7, 2014
	(36 weeks)	(36 weeks)
	(In thousands, except percentages)
AFFILIATED COSTS INCURRED:
General and administrative expenses – professional and other costs	$—	$—
Capital expenditures – custom-fabricated and refurbished equipment and furnishings	—	4
Other operating expenses and opening costs, including property leases	386	276
Total	$386	$280
RELATIVE TOTAL COMPANY COSTS:
General and administrative expenses	$23,088	$24,526
Capital expenditures	16,429	31,124
Other operating expenses, occupancy costs and opening costs	63,346	62,250
Total	$102,863	$117,900
AFFILIATED COSTS INCURRED AS A PERCENTAGE OF RELATIVE TOTAL COMPANY COSTS	0.37%	0.24%

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

Of the 1.1 million shares approved for issuance under the Nonemployee Director Stock Plan, 0.8 million options, restricted stock units and restricted stock awards were granted, and 0.1 million options were cancelled or expired and added back into the plan. Approximately 0.4 million shares remain available for future issuance as of May 6, 2015. Compensation cost for share-based payment arrangements under the Nonemployee Director Stock Plan, recognized in general and administrative expenses for the three quarters ended May 6, 2015 and May 7, 2014, were approximately $472 thousand and $441 thousand, respectively.

Of the 2.6 million shares approved for issuance under the Employee Stock Plan, 5.3 million options and restricted stock units were granted, and 3.1 million options and restricted stock units were cancelled or expired and added back into the plan. Approximately 0.4 million shares remain available for future issuance as of May 6, 2015. Compensation cost for share-based payment arrangements under the Employee Stock Plan, recognized in general and administrative expenses for the three quarters ended May 6, 2015 and May 7, 2014, were approximately $543 thousand and $476 thousand, respectively.

Stock Options

Stock options granted under either the Employee Stock Plan or the Nonemployee Director Stock Plan have exercise prices equal to the market price of the Company’s common stock at the date of the grant.

Option awards under the Nonemployee Director Stock Plan generally vest 100% on the first anniversary of the grant date and expire ten years from the grant date. No options were granted under the Nonemployee Director Stock Plan in the quarter ended May 6, 2015. No options to purchase shares remain outstanding as of May 6, 2015.

Beginning in fiscal 2015, options granted under the Employee Stock Plan vest 50% on the first anniversary date of the grant date, 25% on the second anniversary of the grant date and 25% on the third anniversary of the grant date, with all options expiring ten years from the grant date. Previously, options granted to employees under the Employee Stock Plan generally vested 25% on the anniversary date of each grant and expired six years from the date of the grant, and options granted to executive officers under the Employee Stock Plan generally vested 25% on the anniversary date of each grant and expired ten years from the date of the grant. All options granted in fiscal 2015 and fiscal 2014 were granted under the Employee Stock Plan. Options to purchase 1,313,248 shares at option prices of $3.44 to $11.10 per share remain outstanding as of May 6, 2015.

A summary of the Company’s stock option activity for the quarter ended May 6, 2015 is presented in the following table:

	Shares Under Fixed Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
			(Years)	(In thousands)
Outstanding at August 27, 2014	800,754	$4.95	4.1	$635
Granted	628,060	4.49	—	—
Exercised	(33,383)	3.46	—	54
Forfeited/Expired	(82,185)	5.47	—	—
Outstanding at May 6, 2015	1,313,246	$4.73	6.7	$881
Exercisable at May 6, 2015	619,696	$4.88	3.9	$411

The intrinsic value for stock options is defined as the difference between the current market value, or closing price on May 6, 2015, and the grant price on the measurement dates in the table above.

Restricted Stock Units

Grants of restricted stock units consist of the Company’s common stock and generally vest after three years. All restricted stock units are cliff-vested. Restricted stock units are valued at the closing market price of the Company’s common stock at the date of grant.

A summary of the Company’s restricted stock unit activity during the quarter ended May 6, 2015 is presented in the following table:

	Restricted Stock Units	Weighted Average Fair Value	Weighted- Average Remaining Contractual Term
		(Per share)	(In years)
Unvested at August 27, 2014	397,837	$6.03	1.6
Granted	84,495	4.54
Vested	(72,915)	4.55
Forfeited	—	5.98	1.7
Unvested at May 6, 2015	409,417

At May 6, 2015, there was approximately $0.9 million of total unrecognized compensation cost related to unvested restricted stock units that is expected to be recognized over a weighted-average period of 1.7 years.

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

Note 11. Earnings Per Share

Basic net income per share is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding and unvested restricted stock for the reporting period. Diluted net income per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. For the calculation of diluted net income per share, the basic weighted average number of shares is increased by the dilutive effect of stock options determined using the treasury stock method. Stock options excluded from the computation of net income per share for the quarter ended May 6, 2015 include approximately 366,000 shares with exercise prices exceeding market prices and approximately 85,000 shares whose inclusion would also be anti-dilutive.

The components of basic and diluted net income per share are as follows:

	Quarter Ended		Three Quarters Ended
	May 6, 2015	May 7, 2014	May 6, 2015	May 7, 2014
	(12 weeks)	(12 weeks)	(36 weeks)	(36 weeks)
	(In thousands except per share data)
Numerator:
Income (loss) from continuing operations	$2,529	$1,741	$(1,516)	$(532)
Loss from discontinued operations	(176)	(12)	(509)	(1,468)
Net income (loss)	$2,353	$1,729	$(2,025)	$(2,000)
Denominator:
Denominator for basic earnings per share – weighted-average shares	29,009	28,791	28,940	28,777
Effect of potentially dilutive securities:
Employee and non-employee stock options	102	685	—	—
Denominator for earnings per share assuming dilution	29,111	29,476	28,940	28,777
Income (loss) per share from continuing operations:
Basic	$0.09	$0.06	$(0.05)	$(0.02)
Assuming dilution	$0.09	$0.06	$(0.05)	$(0.02)
Loss per share from discontinued operations:
Basic	$(0.01)	$—	$(0.02)	$(0.05)
Assuming dilution	$(0.01)	$—	$(0.02)	$(0.05)
Net income (loss) per share:
Basic	$0.08	$0.06	$(0.07)	$(0.07)
Assuming dilution	$0.08	$0.06	$(0.07)	$(0.07)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s discussion and analysis of financial condition and results of operations should be read in conjunction with the unaudited Consolidated Financial Statements and footnotes for the quarter ended May 6, 2015 included in Item 1 of Part I of this Quarterly Report on Form 10 (this “Form 10-Q”), and the audited Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended August 27, 2014.

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

	Quarter Ended		Three Quarters Ended
	May 6, 2015	May 7, 2014	May 6, 2015	May 7, 2014
	(12 weeks)	(12 weeks)	(36 weeks)	(36 weeks)

Restaurant sales	94.4%	93.4%	93.7%	93.4%
Culinary contract services	3.9%	4.7%	4.4%	4.7%
Franchise revenue	1.7%	1.7%	1.8%	1.8%
Vending revenue	0.1%	0.1%	0.1%	0.1%
TOTAL SALES	100.0%	100.0%	100.0%	100.0%

STORE COSTS AND EXPENSES:
(as a percentage of restaurant sales)

Cost of food	28.4%	28.6%	29.1%	28.7%
Payroll and related costs	34.0%	33.3%	35.1%	34.6%
Other operating expenses	17.4%	17.7%	18.5%	18.4%
Occupancy costs	5.4%	5.4%	5.6%	5.7%
Store Level Profit	14.8%	15.0%	11.8%	12.6%

COMPANY COSTS AND EXPENSES:
(as a percentage of total sales)

Opening costs	0.5%	0.3%	0.7%	0.5%
Depreciation and amortization	5.0%	4.9%	5.4%	5.0%
General and administrative expenses	7.8%	8.7%	8.5%	9.1%
Provision for asset impairments, net	0.0%	0.0%	0.1%	0.6%
Net gain on disposition of property and equipment	(0.6)%	(1.1)%	(0.6)%	(0.4)%

Culinary Contract Services Costs
(as a percentage of culinary contract services sales)

Cost of culinary contract services	85.2%	87.6%	86.5%	87.2%
Culinary Contract Services profit margin	14.8%	12.4%	13.5%	12.8%

(as a percentage of total sales)
INCOME (LOSS) FROM OPERATIONS	3.7%	3.7%	(0.6)%	(0.5)%
Interest income	0.0%	0.0%	0.0%	0.0%
Interest expense	(0.6)%	(0.4)%	(0.6)%	(0.4)%
Other income, net	0.0%	0.3%	0.1%	0.3%
Income (loss) before income taxes and discontinued operations	3.1%	3.5%	(1.0)%	(0.5)%
Provision (benefit) for income taxes	0.4%	1.7%	(0.5)%	(0.3)%
Income (loss) from continuing operations	2.7%	1.8%	(0.6)%	(0.2)%
Loss from discontinued operations, net of income taxes	(0.2)%	0.0%	(0.2)%	(0.5)%
NET INCOME (LOSS)	2.5%	1.8%	(0.7)%	(0.7)%

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

	Quarter Ended		Three Quarters Ended
	May 6, 2015	May 7, 2014	May 6, 2015	May 7, 2014
	(12 weeks)	(12 weeks)	(36 weeks)	(36 weeks)
	(In thousands)		(In thousands)

Store Level Profit	$13,146	$13,473	$29,960	$31,957

Plus:
Sales from vending revenue	112	131	355	358
Sales from culinary contract services	3,624	4,534	11,993	12,783
Sales from franchise revenue	1,578	1,684	4,764	4,744

Less:
Opening costs	427	334	2,035	1,365
Cost of culinary contract services	3,087	3,974	10,369	11,142
Depreciation and amortization	4,750	4,674	14,580	13,466
General and administrative expenses	7,312	8,342	23,088	24,526
Provision for asset impairments, net	—	—	218	1,539
Net gain on disposition of property and equipment	(609)	(1,023)	(1,696)	(956)
Interest income	(1)	(1)	(3)	(4)
Interest expense	599	410	1,624	955
Other income, net	(29)	(250)	(301)	(806)
Provision (benefit) for income taxes	395	1,621	(1,326)	(853)
Income (loss) from continuing operations	$2,529	$1,741	$(1,516)	$(532)

The following table shows our restaurant unit count as of August 27, 2014 and May 6, 2015.

Restaurant Counts:

	FY2015 Year Begin	FY15 YTDQ3 Openings	FY15 YTDQ3 Closings	FY2015 Q3 End
Luby’s Cafeterias(1)	94	1	(1)	94
Fuddruckers Restaurants(1)	71	4	(3)	72
Cheeseburger in Paradise	8			8
Other restaurants(2)	1			1
Total	174	5	(4)	175

(1) Includes 6 restaurants that are part of “Combo” locations

(2) Other restaurants include one Bob Luby’s Seafood

 Overview

Luby’s, Inc. (“Luby’s” or “Company”) is a multi-branded company operating in the restaurant industry and in the contract food services industry. Our primary brands include Luby’s Cafeteria, Fuddruckers—World’s Greatest Hamburgers®, Luby’s Culinary Services and Cheeseburger in Paradise. Our other brands include Bob Luby’s Seafood and Koo Koo Roo Chicken Bistro.

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

As of May 6, 2015, we owned and operated 175 restaurants, of which 94 are traditional cafeterias, 72 are gourmet hamburger restaurants, 8 are casual dining restaurants and bars, and one primarily serves seafood. These establishments are located in close proximity to retail centers, business developments and residential areas mostly throughout the United States. Included in the 175 restaurants that we own and operate are 12 restaurants located at 6 property locations where we operate a side-by-side Luby’s Cafeteria and Fuddruckers on the same property. We refer to these locations as “Combo locations.”

As of May 6, 2015, we operated 21 Culinary Contract Services locations: 14 in the Houston, Texas area, two in Louisiana, two in Austin, Texas, one in Florida, one in North Carolina and one in Oklahoma. Luby’s Culinary Contract Services provides food service management to healthcare, educational and corporate dining facilities.

As of May 6, 2015, we had 48 franchisees operating 105 Fuddruckers restaurants. Our largest five franchise owners own five to eleven restaurants each. Fourteen franchise owners each own two to four restaurants. The 29 remaining franchise owners each own one restaurant.

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

RESULTS OF OPERATIONS

For the Third Quarter and Year-to-Date Fiscal 2015 versus the Third Quarter and Year-to-Date Fiscal 2014

Sales

Total sales decreased approximately $2.3 million, or 2.3%, in the quarter ended May 6, 2015 compared to the quarter ended May 7, 2014 consisting primarily of a $1.2 million decrease in restaurant sales, a $0.9 million decrease in Culinary Contract Services sales, and a $0.1 million decrease in franchise revenue. The other component of total sales is vending revenue, which decreased $19 thousand in the quarter ended May 6, 2015 compared to the quarter ended May 7, 2014.

Total sales increased approximately $1.2 million, or 0.4%, in the three quarters ended May 6, 2015 compared to the three quarters ended May 7, 2014 consisting primarily of an approximate $1.9 million increase in restaurant sales offset by an approximate $0.8 million decrease in Culinary Contract Services revenues. The other components of the total sales increase was franchise revenue and vending revenue which increased less than $0.1 million in the three quarters ended May 6, 2015 compared to the three quarters ended May 7, 2014.

The Company has three reportable business segments: Company-owned restaurants, franchise operations, and Culinary Contract Services (“CCS”).

Company-Owned Restaurants

Restaurant Sales

Quarter ended May 6, 2015 compared to the quarter ended May 7, 2014

Restaurant sales decreased approximately $1.2 million to approximately $88.8 million in the quarter ended May 6, 2015 compared to approximately $90.0 million in the quarter ended May 7, 2014. Sales from Combo locations increased by approximately $3.5 million to approximately $6.4 million; sales at stand-alone Fuddruckers restaurants increased by approximately $0.6 million. Sales at Cheeseburger in Paradise locations decreased approximately $3.2 million and sales at Luby’s Cafeteria stand-alone locations decreased approximately $1.9 million. Additionally, we ceased operations at the one Koo Koo Roo Chicken Bistro restaurant that we operated a year ago, resulting in a decrease of approximately $0.2 million in sales.

The $3.5 million increase in sales at our Combo locations was due to the addition of three new Combo locations, offset by a 3.7% decrease in sales at our first combo location. The $0.6 million sales increase at our stand-alone Fuddruckers restaurants resulted from a 0.2% increase in same-store sales and the incremental sales contribution from five new Fuddruckers restaurants (including two converted from Cheeseburger in Paradise restaurants), partially offset by the absence of sales from four closed Fuddruckers restaurants. The 0.2% increase in same-store sales at Fuddruckers restaurants resulted from a 1.5% increase in average spend per guest offset by a 1.3% decrease in guest traffic. The $3.2 million decrease in sales at our Cheeseburger in Paradise restaurants was due to a reduction in operating restaurants, down from 19 restaurants in the quarter ended May 7, 2014 to eight restaurants in the quarter ended May 6, 2015. Partially offsetting the $3.2 million sales decline at the Cheeseburger in Paradise locations, was $1.3 million in sales recaptured at the four locations that were converted from a Cheeseburger in Paradise restaurant to a Fuddruckers restaurant. The $1.9 million sales decrease at our stand-alone Luby’s Cafeteria restaurants resulted from a 1.0% decrease in same-store sales and the absence in sales from three closed Luby’s Cafeterias. The 1.0% decrease in same-store Luby’s Cafeteria sales resulted from a 2.7% decrease in guest traffic offset by a 1.7% increase in average spend per guest.

Three quarters ended May 6, 2015 compared to the three quarters ended May 7, 2014

Restaurant sales, which is comprised of food and beverage sales, increased approximately $1.9 million in the three quarters ended May 6, 2015 compared to the three quarter ended May 7, 2014. Sales from Combo locations increased by approximately $10.9 million to approximately $16.3 million; sales at stand-alone Fuddruckers restaurants increased by approximately $4.8 million. Partially offsetting these increases, sales at Cheeseburger in Paradise locations decreased approximately $10.1 million; and sales at Luby’s Cafeteria stand-alone locations decreased approximately $2.8 million. Additionally, we ceased operations at the one Koo Koo Roo Chicken Bistro restaurant that we operated a year ago, resulting in a decrease of approximately $0.9 million in sales.

The $10.9 million increase in sales at our Combo locations was due to the addition of five new Combo locations and a 0.2% increase in sales at our first Combo location. The $4.8 million sales increase at our stand-alone Fuddruckers restaurants resulted from a 0.8% increase in same-store sales and the incremental sales contribution from nine new Fuddruckers restaurants (including four converted from Cheeseburger in Paradise restaurants), partially offset by the absence of sales from four closed Fuddruckers restaurants. The 0.8% increase in same-store sales at Fuddruckers restaurants resulted from a 0.7% increase in guest traffic and a 0.1% increase in average spend per guest. The $10.1 million decrease in sales at our Cheeseburger in Paradise restaurants was due to a reduction in operating restaurants, down from 23 restaurants in the three quarter ended May 7, 2014 to eight restaurants in the three quarter ended May 6, 2015. Offsetting the $10.1 million sales decline at the Cheeseburger in Paradise locations, was $3.7 million in sales recaptured at the four locations that were converted from a Cheeseburger in Paradise restaurant to a Fuddruckers restaurant. The $2.8 million sales decrease at our stand-alone Luby’s Cafeteria restaurants resulted from the absence of sales from four closed Luby’s Cafeterias offset by a 0.7% increase in same-store sales. The 0.7% increase in same-store Luby’s Cafeteria sales resulted from a 1.0% increase in average spend per guest offset by a 0.3% decrease in guest traffic.

Cost of Food

Cost of food, which is comprised of food and beverage costs, is variable and generally fluctuates with product mix and sales volume as well as changes in menu prices and changes in commodity costs. Cost of food decreased approximately $0.5 million, or 2.1%, in the quarter ended May 6, 2015 compared to the quarter ended May 7, 2014, due primarily to an overall decrease in sales volume partially offset by increases in food commodity prices. Food commodity prices for our basket of food commodity purchases were higher by approximately 6% at our Fuddruckers restaurants and stable at our Luby’s Cafeterias restaurants in the quarter ended May 6, 2015 compared to the quarter ended May 7, 2014. As a percentage of restaurant sales, food cost decreased 0.2% to 28.4% in the quarter ended May 6, 2015, compared to 28.6% in the quarter ended May 7, 2014 due to higher average menu prices partially offsetting food commodity cost increases.

Cost of food increased approximately $1.5 million, or 2.1%, in the three quarters ended May 6, 2015 compared to the three quarters ended May 7, 2014, primarily due to increases in food commodity prices. For the three quarters ended May 6, 2015, food commodity prices for our basket of food commodity purchases were higher by approximately 4% at our Luby’s Cafeteria restaurants and by approximately 9% at our Fuddruckers restaurants. As a percentage of restaurant sales, cost of food increased 0.4% to 29.1% in the three quarters ended May 6, 2015 compared to 28.7% in the three quarters ended May 7, 2014.

Payroll and Related Costs

Payroll and related costs include store-level hourly crew and supervisor wages and management salaries as well as related taxes and benefits. Payroll and related costs increased approximately $0.2 million, or 0.8%, in the quarter ended May 6, 2015 compared to the quarter ended May 7, 2014, due primarily to increases in restaurant management costs. Increase in restaurant management costs is primarily the result of higher average wages and staffing of our restaurants in order to enhance guest service. As a percentage of restaurant sales, payroll and related costs increased 0.7%, to 34.0% in the quarter ended May 6, 2015 compared to 33.3% in the quarter ended May 7, 2014. The increase in payroll and related costs as a percentage of restaurant sales is primarily due to (1) the fixed component of management labor costs, and to a lesser extent hourly labor costs, over lower sales volumes, partially offset by (2) lower management and hourly labor costs as a percentage of restaurants sales at our Combo locations with comparisons against prior fiscal year 2014 when increased labor was deployed during the first several months of operations at newly opened stores.

Payroll and related costs increased approximately $2.0 million, or 2.3%, in the three quarters ended May 6, 2015 compared to the three quarters ended May 7, 2014. As a percentage of restaurant sales, payroll and related costs increased 0.5% to 35.1% in the three quarters ended May 6, 2015 compared to 34.6% in the three quarters ended May 7, 2014. These increases primarily reflect additional investments in restaurant management in order to enhance guest service and motivate increased guest traffic.

Other Operating Expenses

Other operating expenses primarily include restaurant-related expenses for utilities, repairs and maintenance, advertising, insurance, services and supplies. Other operating expenses decreased by approximately $0.5 million, or 3.3%, in the quarter ended May 6, 2015 compared to the quarter ended May 7, 2014, due primarily to (1) an approximate $0.7 million decrease in utilities costs; (2) an approximate $0.3 million decrease in marketing and advertising expense; and (3) an approximate $0.2 million decrease in general liability and property insurance costs; offset by (4) an approximate $0.7 million increase in repairs and maintenance costs. As a percentage of restaurant sales, other operating expenses decreased 0.3% to 17.4% in the quarter ended May 6, 2015 compared to 17.7% in the quarter ended May 7, 2014.

Other operating expenses increased by approximately $0.6 million, or 1.4%, in the three quarters ended May 6, 2015 compared to the three quarters ended May 7, 2014, primarily due to (1) an approximate $1.3 million increase in repairs and maintenance expense; (2) an approximate $0.3 million increase in restaurant supplies and services expense; and (3) an approximate $0.2 million increase in restaurant related travel and other restaurant expenses; partially offset by; (4) an approximate $0.9 million decrease in utilities costs; (5) an approximate $0.2 million decrease in property insurance and general liability insurance expense; and (6) an approximate $0.1 million decrease in marketing and advertising costs. As a percentage of restaurant sales, other operating expenses increased 0.1% to 18.5% in the three quarters ended May 6, 2015 compared to 18.4% in the three quarters ended May 7, 2014, due to the net cost increases enumerated above offset by our ability to leverage certain costs over higher sales volumes.

Occupancy Costs

Occupancy costs include property lease expense, property taxes, common area maintenance charges and permits and licenses. Occupancy costs were approximately $4.8 million in the quarter ended May 6, 2015 and in the quarter ended May 7, 2014. Occupancy costs decreased $0.2 million to $14.2 million in the three quarters ended May 6, 2015 compared to $14.4 million in the three quarters ended May 7, 2014 primarily due to the closure of leased locations partially offset by higher property taxes at certain locations.

Franchise Operations

We only offer franchises for the Fuddruckers brand. Franchises are sold in markets where expansion is deemed advantageous to the development of the Fuddruckers concept and system of restaurants. Franchise revenue includes (1) franchise royalties and (2) franchise and area development agreement fees. Franchise revenue decreased approximately $0.1 million to $1.6 million in the quarter ended May 6, 2015, compared to $1.7 million in the quarter ended May 7, 2014. The $0.1 million decrease in franchise revenue includes an $84 thousand decrease in franchise royalties and a $22 thousand decrease in non-royalty related fee income.

Franchise revenue increased $20 thousand for the three quarters ended May 6, 2015 compared to the three quarters ended May 7, 2014. The $20 thousand increase in franchise revenue includes a $28 thousand increase in franchise fees offset by an $8 thousand decrease in franchise royalties.

At the quarter ended May 6, 2015 there were 105 Fuddruckers franchise units in the system. Over the prior one year period ended May 6, 2015 our franchisees have opened five units. Over the prior one year period ended May 6, 2015 there were also 12 franchise units that closed. Of the 12 franchise units that closed, 11 closed on a permanent basis and one is temporarily closed for relocation.

Culinary Contract Services

Culinary Contract Services is a business line servicing healthcare, higher education, and corporate dining clients. The healthcare accounts are full service and typically include in-room delivery, catering, vending, coffee service and retail dining. We operated 21 Culinary Contract Services locations at the end of the quarter ended May 6, 2015 and 26 at the end of the quarter ended May 7, 2014. In fiscal 2012, we refined our operating model by concentrating on clients able to enter into agreements where all operating costs are reimbursed to us and we generally charge a fixed fee. These agreements typically present lower financial risk to the company.

Culinary Contract Services Revenue

Culinary Contract Services revenue decreased approximately $0.9 million, or 20.1%, to $3.6 million in the quarter ended May 6, 2015 compared to $4.5 million in the quarter ended May 7, 2014. The decrease in revenue was primarily due to a reduction in the number of locations where we operate and a change in the mix of locations that produce higher profit margins on lower sales volumes.

Culinary Contract Services revenue decreased $0.8 million, or 6.2%, in the three quarters ended May 6, 2015 compared to the three quarters ended May 7, 2014.  The decrease in revenue was primarily due to a reduction in the number of locations where we operate and a change in the mix of locations that produce higher profit margins on lower sales volumes.

Cost of Culinary Contract Services

Cost of Culinary Contract Services includes the food, payroll and related costs, and other direct operating expenses associated with generating Culinary Contract Services revenue. Cost of Culinary Contract Services decreased approximately $0.9 million, or 22.3%, in the quarter ended May 6, 2015 compared to the quarter ended May 7, 2014, consistent with a decrease in Culinary Contract Services revenue. Culinary Contract Services profit margin, defined as Culinary Contract Services revenue less Cost of Culinary Cost Services, increased to 14.8% of Culinary Contract Services revenue in the quarter ended May 6, 2015 compared to 12.4% in the quarter ended May 7, 2014.

Cost of Culinary Contract Services decreased approximately $0.8 million, or 6.9%, in the three quarters ended May 6, 2015 compared to the three quarters ended May 7, 2014, due to a commensurate increase in Culinary Contract Services sales volume. Our profit margin in this business segment increased to 13.5% of Culinary Contract Services revenue in the three quarters ended May 6, 2015 compared to 12.8% in the three quarters ended May 7, 2014.

Company-wide Expenses

Opening Costs

Opening costs include labor, supplies, occupancy, and other costs necessary to support the restaurant through its opening period. Opening costs were approximately $0.4 million in the quarter ended May 6, 2015 compared to $0.3 million in the quarter ended May 7, 2014. Both quarters included carrying costs of locations to be developed for future restaurant openings. Included in the opening costs in the quarter ended May 6, 2015 are carrying costs of approximately $0.3 million associated with six locations that were previously operated as Cheeseburger in Paradise restaurants and one location that was previously operated as a Koo Koo Roo Chicken Bistro and are selected for conversion to Fuddruckers restaurants.

Opening costs were approximately $2.0 million in the three quarters ended May 6, 2015 compared to $1.4 million in the three quarters ended May 7, 2014. The three quarters ended May 6, 2015 and the three quarters ended May 7, 2014 included carrying costs of locations to be developed for future restaurant openings. Included in the opening costs in the three quarters ended May 6, 2015 are carrying costs of approximately $1.1 million associated with six locations that were previously operated as Cheeseburger in Paradise restaurants and are in the process of conversion to Fuddruckers restaurants. The three quarters ended May 6, 2015 also include the labor, supplies and other costs necessary to support the opening of three Fuddruckers restaurants. The three quarters ended May 7, 2014, also included the labor, supplies, and other costs necessary to support the opening of six Fuddruckers restaurants and three Luby’s Cafeterias. Two of the Fuddruckers restaurants that opened during the three quarters ended May 7, 2014 previously operated as Cheeseburger in Paradise restaurants.

Depreciation and Amortization

Depreciation and amortization expense increased by approximately $0.1 million, or 1.6%, to $4.8 million in the quarter ended May 6, 2015 compared to $4.7 million in the quarter ended May 7, 2014, due primarily to the addition of depreciation related to capital expenditures for new construction and restaurant conversion activity partially offset by the reduction in depreciation related to certain assets reaching the end of their depreciable lives.

Depreciation and amortization expense increased by approximately $1.1 million, or 8.3%, in the three quarters ended May 6, 2015 compared to the three quarters ended May 7, 2014, due primarily to the addition of depreciation related to capital expenditures for new construction and restaurant conversion activity partially offset by the reduction in depreciation related to certain assets reaching the end of their depreciable lives.

General and Administrative Expenses

General and administrative expenses include corporate salaries and benefits-related costs, including restaurant area leaders, share-based compensation, professional fees, travel and recruiting expenses and other office expenses. General and administrative expenses decreased by approximately $1.0 million, or 12.3%, in the quarter ended May 6, 2015 compared to the quarter ended May 7, 2014. General and administrative expenses included decreased spending on outside professional fees and services, office supplies and equipment and travel expenses, and lower overall compensation expenses. As a percentage of total revenue, general and administrative expenses decreased to 7.8% in the quarter ended May 6, 2015 compared to 8.7% in the quarter ended May 7, 2014.

General and administrative expenses decreased by approximately $1.4 million, or 5.9%, in the three quarters ended May 6, 2015 compared to the three quarters ended May 7, 2014. The decrease was due primarily to decreases in outside professional services costs, office supplies and equipment, lower group health insurance expense, and the absence of penalties related to income and payroll taxes that were incurred in the comparable period in fiscal 2014. As a percentage of total revenue, general and administrative expenses decreased to 8.5% in the three quarters ended May 6, 2015 compared to 9.1% in the three quarters ended May 7, 2014.

Provision for Asset Impairments

There were no asset impairments in the quarter ended May 6, 2015 and in the quarter ended May 7, 2014.

The asset impairment of $0.2 million in the three quarters ended May 6, 2015 reflects the impairment of three leased Fuddruckers locations (two of which were converted from Cheeseburger in Paradise locations) and the goodwill related to one underperforming converted Cheeseburger in Paradise leasehold location. The asset impairment of $1.5 million in the three quarters ended May 7, 2014 reflects the impairment of one Company-owned Fuddruckers location, one leased Fuddruckers locations and goodwill related to six Cheeseburger in Paradise locations.

Net Loss (Gain) on Disposition of Property and Equipment

Gain on disposition of property and equipment was approximately $0.6 million in the quarter ended May 6, 2015 and includes gains on the sale of one property location where we previously operated a Luby’s Cafeteria, offset by normal asset retirement activity. The gain on disposition of property and equipment was approximately $1.0 million in the quarter ended May 7, 2014 and was primarily related to the sale of one property location where we previously operated a Luby’s Cafeteria, offset by normal asset retirement activity.

The gain on dispositions of property and equipment for the three quarters ended May 6, 2015 was approximately $1.7 million and was primarily related to gains on the sale of two property locations where we previously operated a Luby’s Cafeteria, partially offset by losses on the sale of one property location where we previously operated a Fuddruckers restaurant and normal asset retirement activity. The gain on dispositions of property and equipment for the three quarters ended May 7, 2014 was approximately $1.0 million and was primarily related to a gain on the sale of one property location where we previously operated a Luby’s Cafeteria, offset by normal asset retirement activity.

Interest Income

Interest income was $1 thousand in the quarter ended May 6, 2015 and in the quarter ended May 7, 2014.

Interest income was $3 thousand in the three quarters ended May 6, 2015 compared to $4 thousand in the three quarters ended May 7, 2014.

Interest Expense

Interest expense in the quarter ended May 6, 2015 was $0.6 million, compared to $0.4 million in the quarter ended May 7, 2014. The increase was due to higher average debt balances.

Interest expense in the three quarters ended May 6, 2015 was $1.6 million, compared to $1.0 million in the three quarters ended May 7, 2014. The increase was due to higher average debt balances.

Other Income, Net

Other income, net consisted primarily of the following components: net rental property income and expenses relating to property for which we are the landlord; prepaid sales tax discounts earned through our participation in state tax prepayment programs; oil and gas royalty income; and dining card sales discounts. Other income, net in the quarter ended May 6, 2015 decreased approximately $0.2 million compared to the quarter ended May 7, 2014. The decrease was primarily due to lower net rental income on properties that we lease to third parties and higher dining card sales discounts.

Other income, net in the three quarters ended May 6, 2015 decreased approximately $0.5 million to $0.3 million in the three quarters ended May 7, 2014. The decrease was primarily due to lower net rental income on properties that we lease to third parties and higher dining card sales discounts.

Taxes

For the quarter ended May 6, 2015 the income taxes related to continuing operations resulted in an income tax provision of approximately $0.4 million compared to an income tax provision of approximately $1.6 million for the quarter ended May 7, 2014.

For the three quarters ended May 6, 2015 the income taxes related to continuing operations resulted in an income tax benefit of approximately $1.3 million compared to an income tax benefit of approximately $0.9 million for the three quarters ended May 7, 2014.

Discontinued Operations

The loss from discontinued operations was approximately $0.2 million in the quarter ended May 6, 2015 compared to a loss of $12 thousand in the quarter ended May 7, 2014.  The loss from discontinued operations of approximately $0.2 million in the quarter ended May 6, 2015 included an approximate $0.2 million loss in carrying costs associated with assets related to discontinued operations, an approximate $0.1 million impairment of assets that are classified as discontinued operations assets, offset by an income tax benefit of approximately $0.1 million. The loss from discontinued operations of $12 thousand in the quarter ended May 7, 2014 included a $0.2 million loss in carrying costs associated with assets related to discontinued operations, offset by an income tax benefit of approximately the same.

The loss from discontinued operations was $0.5 million in the three quarters ended May 6, 2015 compared to a loss of $1.5 million in the three quarters ended May 7, 2014. The loss of $0.5 million for the three quarters ended May 6, 2015 included $0.7 million loss in carrying costs associated with assets that are classified as discontinued operations assets, an approximate $0.1 million impairment of assets that are classified as discontinued operations, offset by a $0.3 million income tax benefit. The loss of $1.5 million for the three quarters ended May 7, 2014 included $1.2 million loss in carrying costs associated with assets that are classified as discontinued operations assets; and a $0.8 million impairment charge for assets that are classified as discontinued operations assets; offset by a $0.5 million income tax benefit.

LIQUIDITY AND CAPITAL RESOURCES

Cash and Cash Equivalents

General. Our primary sources of short-term and long-term liquidity are cash flows from operations and our revolving credit facility. During the three quarters ended May 6, 2015, cash provided by operating activities was approximately $4.1 million and cash provided by financing activities was approximately $5.9 million partially offset by cash used in investing activities of approximately $11.2 million. Cash and cash equivalents decreased approximately $1.2 million in the first three quarters of fiscal 2015 compared to an approximate increase of $0.3 million in the first three quarters of fiscal 2014. We plan to continue the level of capital and repair and maintenance expenditures necessary to keep our restaurants attractive and operating efficiently.

Our cash requirements consist principally of:

•

capital expenditures for new restaurant construction, restaurant renovations and remodels, purchase of property for development of our restaurant brands and for use as rental property and upgrades in information technology; and

•	working capital primarily for our Company-owned restaurants and Culinary Contract Services agreements.

As is common in the restaurant industry, we maintain relatively low levels of accounts receivable and inventories, and our vendors grant trade credit for purchases such as food and supplies. However, higher levels of accounts receivable are typical for our culinary contract services and franchise business segments.

The following table summarizes our cash flows from operating, investing and financing activities:

	Three Quarters Ended
	May 6, 2015	May 7, 2014
	(36 weeks)	(36 weeks)
	(In thousands)
Total cash provided by (used in):
Operating activities	$4,162	$11,788
Investing activities	(11,237)	(28,388)
Financing activities	5,862	16,885

Net increase (decrease) in cash and cash equivalents	$(1,213)	$285

Operating Activities. Cash provided by operating activities was approximately $4.1 million in the first three quarters of fiscal 2015, a $7.6 million decrease from the first three quarters of fiscal 2014. The $7.6 million decrease in cash is due to a $1.4 million decrease in cash from operations before changes in operating assets and liabilities plus a $6.2 million decrease in cash generated by changes in operating assets and liabilities for the quarter ended May 6, 2015.

Cash generated by operating activities before changes in operating assets and liabilities was approximately $10.5 million in the first three quarters of fiscal 2015, a $1.4 million decrease compared to the first three quarters of fiscal 2014. The $1.4 million decrease in cash provided by operating activities before changes in operating assets and liabilities was primarily due to less cash generated by segment level profit of $2.0 million partially offset by less cash used in other operating activities.

Changes in operating assets and liabilities was an approximate $6.3 million use of cash in the first three quarters of fiscal 2015 and an approximate $0.1 million use of cash during the first three quarters of fiscal 2014. The $6.2 million increase in the use of cash was due to differences in the change in asset and liability balances during the three quarters ended May 6, 2015 and May 7, 2014.  Increases in assets are uses of cash whereas decreases in assets are sources of cash. During the three quarters ended May 6, 2015, the change in trade accounts receivable and other receivables was an approximate $0.1 million use of cash compared to an approximate $0.1 million source of cash during the three quarters ended May 7, 2014. The change in inventory during the three quarters ended May 6, 2015 was an approximate $1.1 million source of cash compared to approximately $0.5 million use of cash during the three quarters ended May 7, 2014. The change in prepaid expenses and other assets was an approximate $2.0 million use of cash compared to an approximate $0.8 million source of cash during the three quarters ended May 7, 2014.

Increases in current liability accounts are a source of cash, while decreases in current liability accounts are a use of cash. During the three quarters ended May 6, 2015, changes in the balances of accounts payable, accrued expenses and other liabilities was an approximate $5.4 million use of cash, compared to an approximate $0.6 million use of cash during the three quarters ended May 7, 2014, primarily due to a reduction in accounts payable related to capital expenditures.

Investing Activities. We generally reinvest available cash flows from operations to develop new restaurants, enhance existing restaurants and to support Culinary Contract Services. Cash used by investing activities was approximately $11.2 million in the three quarters ended May 6, 2015 and $28.4 million in the three quarters ended May 7, 2014. Capital expenditures were approximately $16.4 million in the three quarters ended May 6, 2015; a $14.7 million decrease compared to the three quarters ended May 7, 2014. Proceeds from the disposal of assets were approximately $5.1 million in the first three quarters of fiscal 2015 and approximately $2.7 million in the first three quarters of fiscal 2014.

Financing Activities. Cash provided by financing activities was approximately $5.9 million in the three quarters ended May 6, 2015, an $11.0 million decrease compared to the three quarters ended May 7, 2014. Cash provided by financing activities was primarily the result of borrowings and repayments related to our revolving credit facility. During the three quarters ended May 6, 2015, borrowings exceeded repayments by $6.0 million. During the three quarters ended May 7, 2014, borrowings from the credit facility exceeded repayments by $16.8 million. Debt issue costs were approximately $0.2 million during the three quarters ended May 6, 2015.

Status of Long-Term Investments and Liquidity

At May 6, 2015, we did not hold any long-term investments.

Status of Trade Accounts and Other Receivables, Net

We monitor the aging of our receivables, including Fuddruckers franchising related receivables, and record provisions for uncollectable accounts, as appropriate. Credit terms of accounts receivable associated with our Culinary Contract Services business vary from 30 to 45 days based on contract terms.

Working Capital

Current assets decreased approximately $0.1 million in the first three quarters of fiscal 2015 compared to an increase of approximately $0.2 million in the first three quarters of fiscal 2014. In the first three quarters of fiscal 2015, prepaid expenses increased approximately $2.1, due to a prepayment of sales taxes, and trade accounts and other receivables increased approximately $0.1 million; partially offset by decreases in cash of approximately $1.2 million and food and supplies inventory of approximately $1.1 million. In the first three quarters of fiscal 2014, cash increased approximately $0.3 million and food and supply inventory increased approximately $0.5 million; offset by decreases in prepaid expenses of approximately $0.5 million and trade accounts and other receivables of approximately $0.1 million.

Current liabilities decreased approximately $5.7 million in the first three quarters of fiscal 2015 compared to a $0.1 million increase in the first three quarters of fiscal 2014. In the first three quarters of fiscal 2015, accounts payable decreased approximately $7.1 million, primarily due to a reduction in capital expenditures, partially offset by increase in accrued expenses and other liabilities of approximately $1.4 million. In the first three quarters of fiscal 2014, accrued expenses and other liabilities increased approximately $0.1 million.

Capital Expenditures

Capital expenditures consist of purchases of real estate for future restaurant sites, new unit construction, purchases of new and replacement restaurant furniture and equipment, and ongoing remodeling programs. Capital expenditures for the first three quarters of fiscal 2015 were approximately $16.4 million and related to new restaurant construction, existing unit remodels, purchases of land, technology infrastructure, recurring capital maintenance of our existing units, and the development of future restaurant sites. We expect to be able to fund all capital expenditures in fiscal 2015 using proceeds from the sale of assets, cash flows from operations and our available credit. We expect to spend approximately $20 million to $22 million on capital expenditures in fiscal 2015.

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

The aggregate amount of the lenders’ commitments under the 2013 Credit Facility was $70.0 million as of August 28, 2013. The 2013 Credit Facility also provides for the issuance of letters of credit in a maximum aggregate amount of $5.0 million outstanding as of August 14, 2013 and $15.0 million outstanding at any one time with prior written consent of the Administrative Agent and the Issuing Bank. At May 6, 2015, under the 2013 Credit Facility, the total borrowing capacity was up to $70.0 million; after applying the Lease Adjusted Leverage Ratio limitation and the 50% loan-to-value ratio, the additional available borrowing capacity was $20.1 million. As of March 23, 2015, additional properties were scheduled in accordance with the credit agreement raising the borrowing capacity to the full $70 million under the credit agreement.

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

The 2013 Credit Facility is secured by a perfected first priority lien on certain of our real property and all of the material personal property owned by us or any of our subsidiaries, other than certain excluded assets (as defined in the Credit Agreement). At May 6, 2015, the net book value of the collateral securing the 2013 Credit Facility was $82.2 million.

The 2013 Credit Agreement, as amended, contains the following covenants among others:

●

maintenance of a ratio of (a) EBITDA minus $7.5 million (for maintenance capital expenditures) for the four fiscal quarters ending on the last day of any fiscal quarter to (b) the sum of (x) interest expense (as defined in the 2013 Credit Agreement) for such four fiscal-quarter-period plus (y) the outstanding principal balance of the loans as of the last day of such fiscal quarter divided by ten (the “Debt Service Coverage” Ratio), of not less than 1.10 to 1.00 during the first, second and third fiscal quarters of fiscal 2015; 1.25 to 1.00 during the fourth fiscal quarter of fiscal 2015 and the first and second fiscal quarters of fiscal 2016; and 1.50 to 1.00 at all times thereafter.

●

maintenance of minimum net profit of $1.00 (1) for at least one of any two consecutive fiscal quarters starting with the third fiscal quarter of 2016 (the “Net Profit – Two Consecutive Quarters” covenant), and (2) for any period of four consecutive fiscal quarters starting with the fourth fiscal quarter of 2015 (for the fiscal year 2015).

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

●	capital expenditures limited to $25.0 million per year,
●	restrictions on incurring indebtedness, including certain guarantees and capital lease obligations,
●	restrictions on incurring liens on certain of our property and the property of our subsidiaries,
●	restrictions on transactions with affiliates and materially changing our business,
●	restrictions on making certain investments, loans, advances and guarantees,
●	restrictions on selling assets outside the ordinary course of business,
●	restrictions on entering into sale and leaseback transactions,
●	restrictions on certain acquisitions of all or a substantial portion of the assets, property and/or equity interests of any person, including share repurchases and dividends.

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

As of May 6, 2015, we had $48.0 million in outstanding loans and $1.1 million committed under letters of credit, which were issued as security for the payment of insurance obligations and $0.8 million in capital lease commitments.

We were in compliance with the covenants contained in the 2013 Credit Agreement as of May 6, 2015.

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

NEW ACCOUNTING PRONOUNCEMENTS

In April 2015, the Financial Accounting Standards Board (“FASB”) issued guidance on the financial statement presentation of debt issuance costs. This guidance required debt issuance costs to be presented in the balance sheet as a reduction of the related liability rather than be presented as an asset. The guidance is effective for reporting periods beginning after December 15, 2015 and will result in a change in presentation of these costs on our consolidated balance sheets.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risk from changes in interest rates affecting our variable-rate debt. As of May 6, 2015, the total amount of debt subject to interest rate fluctuations outstanding under our 2013 Credit Facility was $48.0 million. Assuming an average debt balance of $48.0 million, a 1.0% increase in prevailing interest rates would increase our annual interest expense by $0.5 million.

We are not currently using interest rate swaps to manage interest rate risk on our variable-rate debt.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act), as of May 6, 2015. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of May 6, 2015, our disclosure controls and procedures were effective in providing reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended May 6, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II—OTHER INFORMATION

Item 1. Legal Proceedings

There have been no material changes during the quarter ended May 6, 2015 to our legal proceedings as disclosed in “Legal Proceedings” in Item 3 of Part I of our Annual Report on Form 10-K for the fiscal year ended August 27, 2014.

Item 1A. Risk Factors

There have been no material changes during the quarter ended May 6, 2015 to the Risk Factors discussed in Item 1A of Part I of our Annual Report on Form 10-K for the fiscal year ended August 27, 2014.

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

LUBY’S, INC. (Registrant)

Date: June 15, 2015	By:	/s/ Christopher J. Pappas
Christopher J. Pappas
President and Chief Executive Officer
(Principal Executive Officer)

Date: June 15, 2015	By:	/s/ K. Scott Gray
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