Form 10-K
period 2015-08-26
LUBYS INC
filed 2015-11-09
CIK 16099

 UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended August 26, 2015

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the shares of common stock of the registrant held by nonaffiliates of the registrant as of February 11, 2015, was approximately $98,945,391 (based upon the assumption that directors and executive officers are the only affiliates).

As of November 3, 2015, there were 28,651,970 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the following document are incorporated by reference into the designated parts of this Form 10-K:

Definitive Proxy Statement relating to 2016 annual meeting of shareholders (in Part III)

Luby’s, Inc.

Form 10-K

Year ended August 26, 2015

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

Compliance with New York Stock Exchange Requirements

We submitted to the New York Stock Exchange (“NYSE”) the CEO certification required by Section 303A.12(a) of the NYSE’s Listed Company Manual with respect to our fiscal year ended August 27, 2014. We expect to submit the CEO certification with respect to our fiscal year ended August 26, 2015 to the NYSE within 30 days after our annual meeting of shareholders. We are filing as an exhibit to this Form 10-K the certifications required by Section 302 of the Sarbanes-Oxley Act of 2002.

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

In some cases, investors can identify these statements by forward-looking words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “outlook,” “may” “should,” “will,” and “would” or similar words. Forward-looking statements are based on certain assumptions and analyses made by management in light of their experience and perception of historical trends, current conditions, expected future developments and other factors we believe are relevant. Although management believes that our assumptions are reasonable based on information currently available, those assumptions are subject to significant risks and uncertainties, many of which are outside of our control. The following factors, as well as the factors set forth in Item 1A of this Form 10-K and any other cautionary language in this Form 10-K, provide examples of risks, uncertainties, and events that may cause our financial and operational results to differ materially from the expectations described in our forward-looking statements:

●	general business and economic conditions;
●	the impact of competition;
●	our operating initiatives, changes in promotional, couponing and advertising strategies and the success of management’s business plans;
●	fluctuations in the costs of commodities, including beef, poultry, seafood, dairy, cheese, oils and produce;
●	ability to raise menu prices and customers acceptance of changes in menu items;
●	increases in utility costs, including the costs of natural gas and other energy supplies;
●	changes in the availability and cost of labor, including the ability to attract qualified managers and team members;
●	the seasonality of the business;
●	collectability of accounts receivable;
●	changes in governmental regulations, including changes in minimum wages and healthcare benefit regulation;
●	the effects of inflation and changes in our customers’ disposable income, spending trends and habits;
●	the ability to realize property values;
●	the availability and cost of credit;
●	weather conditions in the regions in which our restaurants operate;
●	costs relating to legal proceedings;
●	impact of adoption of new accounting standards;
●	effects of actual or threatened future terrorist attacks in the United States;
●	unfavorable publicity relating to operations, including publicity concerning food quality, illness or other health concerns or labor relations; and
●	the continued service of key management personnel.

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

PART I

Item 1. Business

Overview

Luby’s, Inc. is a multi-branded company operating in the restaurant industry and in the contract food services industry. Our primary brands include Luby’s Cafeteria, Fuddruckers - World’s Greatest Hamburgers ® and Luby’s Culinary Contract Services. Other brands we operate include Cheeseburger in Paradise and Bob Luby’s Seafood.

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

As of November 3, 2015, we operated 179 restaurants located throughout the United States, as set forth in the table below. These establishments are located in close proximity to retail centers, business developments and residential areas. Of the 179 restaurants, 93 are located on property that we own and 86 are located on property that we lease. Six locations consist of a side-by-side Luby’s Cafeteria and Fuddruckers restaurant, which we refer herein to as a “Combo location”.

Total
Texas:
Houston Metro	54
San Antonio Metro	17
Rio Grande Valley	13
Dallas/Fort Worth Metro	14
Austin	10
Other Texas Markets	20
California	10
Maryland	6
Arizona	5
Illinois	4
Virginia	4
Georgia	3
Indiana	2
Mississippi	2
Wisconsin	2
Other States	13
Total	179

As of November 3, 2015, we operated 25 locations through our Culinary Contract Services (“CCS”). Of the 25 locations, 18 are in Texas: 15 in Houston, 2 in Austin and 1 in Dallas. For the remaining 7 CCS locations, we operate 2 in Louisiana and 1 each in Florida, Massachusetts, Missouri, North Carolina and Oklahoma. CCS provides food service management to healthcare, educational and corporate dining facilities.

As of November 3, 2015, we had 51 franchisees operating 107 Fuddruckers restaurants in locations as set forth in the table below. Our largest five franchisees own five to eleven restaurants each. Thirteen franchise owners each own two to four restaurants. The thirty-three remaining franchise owners each own one restaurant.

Fuddruckers Franchises
Texas:
Dallas/Fort Worth Metro	10
Other Texas Markets	10
California	8
Florida	7
Georgia	3
Louisiana	3
Maryland	2
Massachusetts	4
Michigan	4
Missouri	3
Montana	4
Nebraska	1
Nevada	2
New Jersey	2
New Mexico	4
North Carolina	2
North Dakota	2
Oregon	1
Pennsylvania	4
South Carolina	7
South Dakota	2
Tennessee	3
Virginia	2
Wisconsin	2
Other States	4

International:
Canada	1
Chile	1
Colombia	1
Dominican Republic	1
Italy	3
Mexico	1
Panama	1
Poland	1
Puerto Rico	1
Total	107

In November 1997, a prior owner of the Fuddruckers - World’s Greatest Hamburgers ® brand granted to a licensee the exclusive right to use the Fuddruckers proprietary marks, trade dress, and system to develop Fuddruckers restaurants in a territory consisting of certain countries in Africa, the Middle East and parts of Asia. As of November 3, 2015, this licensee operates 35 restaurants that are licensed to use the Fuddruckers Proprietary Marks in Saudi Arabia, Egypt, Lebanon, United Arab Emirates, Qatar, Jordan, Bahrain, Kuwait, Morocco and Malaysia. The Company does not receive revenue or royalties from these restaurants.

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

On August 27, 2014, the Company completed an internal restructuring of certain affiliates of the Luby’s Cafeteria business, whereby these companies were merged with and into LFR, as the successor. The principal purpose of these events was to simplify the Luby’s corporate structure. Following these events, the Company’s restaurant operations continue to be conducted by LFR and Paradise Cheeseburger, LLC. Our operating restaurant locations remain unchanged by these events.

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

The number of Luby’s restaurants, which includes one Bob Luby’s Seafood restaurant, was 94 at fiscal year-end 2015.

New Luby’s Restaurants

In 2007, we developed and opened an updated prototype ground-up new construction Luby's Cafeteria. Since then we have rebuilt three locations and newly developed four locations according to this prototype.

In 2012, we opened a prototype ground-up new construction combination Luby’s and Fuddruckers restaurant location featuring a Luby’s Cafeteria and a Fuddruckers Restaurant on the same property with a common wall but separate kitchens and dining areas (“Combo location”). Since 2012, we have built five more Combo locations; four in fiscal year 2014 and one in fiscal year 2015.

We anticipate using and further modifying both of these prototype designs as we execute our strategy to build new restaurants in markets where we believe we can achieve superior restaurant cash flows.

Fuddruckers

At Fuddruckers, our mission is to serve the World’s Greatest Hamburgers ® using only 100% fresh, never frozen, all American premium beef, buns baked daily in our kitchens, and the freshest, highest quality ingredients on our “you top it” produce bar. With a focus on excellent food, attentive guest service and an inviting atmosphere, we are committed to making every guest happy, one burger at a time! Fuddruckers restaurants feature casual, welcoming dining areas where Americana-themed décor is featured. Fuddruckers was founded in San Antonio, Texas in 1980.

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

Restaurants generally have a total staff of one general manager, two or three assistant managers and 25 to 45 other associates, including full-time and part-time associates working in overlapping shifts. Since Fuddruckers generally utilizes a self-service concept, similar to fast casual, it typically does not employ waiters or waitresses. Fuddruckers restaurant operations are currently divided into a total of ten areas, each supervised by an area leader. On average, each area leader supervises five to nine restaurants.

In fiscal year 2015, we opened nine new Fuddruckers restaurants. The number of Fuddruckers restaurants, at fiscal year-end 2015, was 75.

In 2014, we opened one prototype ground-up new construction Fuddruckers Restaurant in Houston, Texas.

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

All franchisees are required to operate their restaurants in accordance with Fuddruckers standards and specifications, including controls over menu items, food quality and preparation. We require the successful completion of our training program by a minimum of three managers for each franchised restaurant. In addition, franchised restaurants are evaluated regularly for compliance with franchise agreements, including standards and specifications through the use of periodic, unannounced, on-site inspections and standards evaluation reports.

The number of franchised restaurants was 106 at fiscal year-end 2015 and 110 at fiscal year-end 2014.

Cheeseburger in Paradise

At fiscal year-end 2015, we operated eight of the original Cheeseburger in Paradise locations, completed six conversions to Fuddruckers restaurants, have selected four additional locations expected to be converted into Fuddruckers, two locations sub-leased to franchisees and another three locations which we expect to dispose. Cheeseburger in Paradise is known for its inviting beach-party atmosphere, its big, juicy burgers, salads, coastal fare and other tasty and unique items. Cheeseburger in Paradise is a full-service island-themed restaurant and bar developed ten years ago in collaboration with legendary entertainer Jimmy Buffet based on one of his most popular songs. The restaurants also feature a unique tropical-themed island bar with many televisions and tasty “boat drinks.”

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

Culinary Contract Services

Our Culinary Contract Services segment consists of a business line servicing healthcare, higher education and corporate dining clients. The healthcare accounts are full service and typically include in-room delivery, catering, vending, coffee service and retail dining. Our mission is to re-define the contract food industry by providing tasty and healthy menus with customized solutions for healthcare, senior living, business and industry and higher education facilities.  We seek to provide the quality of a restaurant dining experience in an institutional setting. As of November 3, 2015, we had contracts with 16 long-term acute care hospitals, three acute care hospitals, one behavioral hospital, one children’s hospital, two business and industry clients, one medical office building and one freestanding coffee venue located inside an office building. We have the unique ability to deliver quality services that include facility design and procurement as well as nutrition and branded food services to our clients. We anticipate allocating capital expenditures as needed to further develop our CCS business in fiscal year 2016.

Employees

As of November 3, 2015, we had an active workforce of 8,352 employees consisting of restaurant management employees, non-management restaurants employees, CCS management employees, CCS non-management employees, and office and facility service employees. Employee relations are considered to be good. We have never had a strike or work stoppage, and we are not subject to collective bargaining agreements.

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

The impact of inflation on food, labor and other aspects of our business can adversely affect our results of operations. Commodity inflation in food, beverages and utilities can also impact our financial performance. Although we attempt to offset the effects of inflation through periodic menu price increases, cost controls and incremental improvement in operating margins, we may not be able to completely eliminate such effects, which could adversely affect our results of operations.

Our ability to service our debt obligations is primarily dependent upon our future financial performance.

As of August 26, 2015, we had shareholders’ equity of approximately $175 million compared to approximately:

●	$37.5 million of long-term debt;
●	$63.4 million of minimum operating and capital lease commitments; and
●	$1.1 million of standby letters of credit.

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

We may from, time to time, be the subject of complaints or litigation from customers alleging illness, injury or other food quality, health or operational concerns. Unfavorable publicity relating to one or more of our restaurants or to the restaurant industry in general may taint public perception of the Luby’s Cafeteria and Fuddruckers brands. Multi-unit restaurant businesses can be adversely affected by publicity resulting from poor food quality, illness or other health concerns or operating issues stemming from one or a limited number of restaurants. Publicity resulting from these allegations may materially adversely affect our business and financial performance, regardless of whether the allegations are valid or whether we are liable. In addition, we are subject to employee claims alleging injuries, wage and hour violations, discrimination, harassment or wrongful termination. In recent years, a number of restaurant companies have been subject to lawsuits, including class action lawsuits, alleging violations of federal and state law regarding workplace, employment and similar matters. A number of these lawsuits have resulted in the payment of substantial damages by the defendants. Regardless of whether any claims against us are valid or whether we are ultimately determined to be liable, claims may be expensive to defend and may divert time and money away from our operations and hurt our financial performance. A judgment significantly in excess of our insurance coverage, if any, for any claims could materially adversely affect our financial condition or results of operations.

We are subject to risks related to the provision of employee healthcare benefits, worker’s compensation and employee injury claims.

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

In March 2010, comprehensive healthcare reform legislation under the Patient Protection and Affordable Care Act ( the "Affordable Care Act") and Healthcare Education and Affordability Reconciliation Act was passed and signed into law. Among other things, the healthcare reform legislation includes mandated coverage requirements, eliminates pre-existing condition exclusions and annual and lifetime maximum limits, restricts the extent to which policies can be rescinded, and imposes new and significant taxes on health insurers and healthcare benefits. Although requirements were phased in over a period of time, the most impactful provisions began in the third quarter of fiscal 2015.

Due to the breadth and complexity of the healthcare reform legislation, the lack of implementing regulations in some cases, and interpretive guidance, and the phased-in nature of the implementation, it is difficult to predict the overall impact of the healthcare reform legislation on our business and the businesses of our franchisees over the coming years. Possible adverse effects of the healthcare reform legislation include reduced revenues, increased costs and exposure to expanded liability and requirements for us to revise the ways in which we conduct business or risk of loss of business. It is also possible that healthcare plans offered by other companies with which we compete for employees will make us less attractive to our current or potential employees. And in any event, implementing the requirements of the Affordable Care Act has imposed some additional administrative costs on us, and those costs may increase over time. In addition, our results of operations, financial position and cash flows could be materially adversely affected. Our franchisees face the potential of similar adverse effects, and many of them are small business owners who may have significant difficulty absorbing the increased costs.

We face intense competition, and if we are unable to compete effectively or if customer preferences change, our business, financial condition and results of operations may be adversely affected.

The restaurant industry is intensely competitive and is affected by changes in customer tastes and dietary habits and by national, regional and local economic conditions and demographic trends. New menu items, concepts, and trends are constantly emerging. Our Luby’s Cafeteria and Fuddruckers brands offer a large variety of entrées, side dishes and desserts and our continued success depends, in part, on the popularity of our cuisine and cafeteria-style dining. A change away from this cuisine or dining style could have a material adverse effect on our results of operations. Changing customer preferences, tastes and dietary habits can adversely affect our business and financial performance. We compete on quality, variety, value, service, concept, price, and location with well-established national and regional chains, as well as with locally owned and operated restaurants. We face significant competition from family-style restaurants, fast-casual restaurants, and buffets as well as fast food restaurants. In addition, we also face growing competition as a result of the trend toward convergence in grocery, delicatessen, and restaurant services, particularly in the supermarket industry, which offers “convenient meals” in the form of improved entrées and side dishes from the delicatessen section. Many of our competitors have significantly greater financial resources than we do. We also compete with other restaurants and retail establishments for restaurant sites and personnel. We anticipate that intense competition will continue. If we are unable to compete effectively, our business, financial condition, and results of operations may be adversely affected.

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

As of August 26, 2015, we had outstanding long-term debt of $37.5 million. Our debt covenants require certain minimum levels of financial performance as well as certain financial ratios, which can limit our credit availability. To provide for our reduced credit requirements going forward, we amended our credit agreement on October 2, 2015, to, among other things, reduce the facility size to $60.0 million. For a more detailed discussion of our credit facility please review the footnotes to our financial statements located in Part II, Item 8 of this Form 10-K. Our failure to comply with these covenants could result in an event of default that, if not cured or waived, could result in the acceleration of our loans outstanding and affect our ability to refinance by the termination date of September 1, 2017.

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

We assess our long-lived assets in accordance with generally accepted accounting principles in the United States (“GAAP”) and determine when they are impaired. Based on market conditions and operating results, we may be required to record additional impairment charges, which would reduce expected earnings for the periods in which they are recorded.

We may not be able to realize our deferred tax assets.

Our ability to realize our deferred tax assets is dependent on our ability to generate taxable income in the future. If we are unable to generate enough taxable income in the future, we may be required to establish a valuation allowance related to our net deferred tax assets which would reduce expected earnings for the periods in which they are recorded.

We may be harmed by security risks we face in connection with our electronic processing and transmission of confidential customer and employee information.

We accept electronic payment cards for payment in our restaurants. During 2015, approximately 70% of our restaurant sales were attributable to credit and debit card transactions, and credit and debit card usage could continue to increase. A number of retailers have experienced actual or potential security breaches in which credit and debit card information may have been stolen, including a number of highly publicized incidents with well-known retailers in recent years.

We may in the future become subject to additional claims for purportedly fraudulent transactions arising out of the actual or alleged theft of credit or debit card information, and we may also be subject to lawsuits or other proceedings in the future relating to these types of incidents. Proceedings related to theft of credit or debit card information may be brought by payment card providers, banks and credit unions that issue cards, cardholders (either individually or as part of a class action lawsuit) and federal and state regulators. Any such proceedings could distract our management from running our business and cause us to incur significant unplanned losses and expenses. Consumer perception of our brand could also be negatively affected by these events, which could further adversely affect our results and prospects.

We also are required to collect and maintain personal information about our employees, and we collect information about customers as part of some of our marketing programs as well. The collection and use of such information is regulated at the federal and state levels, and the regulatory environment related to information security and privacy is increasingly demanding. At the same time, we are relying increasingly on cloud computing and other technologies that result in third parties holding significant amounts of customer or employee information on our behalf. If the security and information systems of ours or of outsourced third party providers we use to store or process such information are compromised or if we, or such third parties, otherwise fail to comply with these laws and regulations, we could face litigation and the imposition of penalties that could adversely affect our financial performance. Our reputation as a brand or as an employer could also be adversely affected from these types of security breaches or regulatory violations, which could impair our sales or ability to attract and keep qualified employees.

Labor shortages or increases in labor costs could adversely affect our business and results of operations and the pace of new restaurant openings.

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

Our business is subject to extensive federal, state and local laws and regulations.

The restaurant industry is subject to extensive federal, state and local laws and regulations. We are also subject to licensing and regulation by state and local authorities relating to health, healthcare, employee medical plans, sanitation, safety and fire standards, building codes and liquor licenses, federal and state laws governing our relationships with employees (including the Fair Labor Standards Act and applicable minimum wage requirements, overtime, unemployment tax rates, family leave, tip credits, working conditions, safety standards, healthcare and citizenship requirements), federal and state laws which prohibit discrimination, potential healthcare benefits legislative mandates, and other laws regulating the design and operation of facilities, such as the Americans With Disabilities Act of 1990.

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

We might not fully realize the benefits from the acquisition of Cheeseburger in Paradise.

On December 6, 2012, we completed the acquisition of all the Membership Units of Paradise Restaurants Group, LLC and certain of their affiliates, collectively known as Cheeseburger in Paradise. The integration of the Cheeseburger in Paradise restaurants into our operations has presented significant difficulties and has not resulted in realization of the full benefits of synergies, cost savings and operational efficiencies that we expected. We closed 15 locations in fiscal 2014. Additionally, we converted three locations in each fiscal year, 2014 and 2015, to Fuddruckers restaurants and plan to convert four more locations into Fuddruckers restaurants. Several factors could result in not realizing the benefits from the acquisition of Cheeseburger in Paradise:  (1) the remaining eight Cheeseburger in Paradise locations that we continue to operate do not achieve sufficient cash flows; (2) the locations that we select to convert from Cheeseburger in Paradise restaurants to Fuddruckers restaurants do not realize cash flows sufficient to justify the additional investment of capital necessary to renovate the restaurants and if the cash flows operating as Fuddruckers restaurants do not achieve cash flows commensurate with other company-operated Fuddruckers restaurants; and (3) locations that we select for disposal result in “carrying costs” (generally lease, property, tax, and maintenance expenses) for a significant period of time prior to disposal, or we are not able to dispose the locations on favorable terms.

Our planned CCS expansion may not be successful.

Successful expansion of our CCS operations depends on our ability to obtain new clients as well as retain and renew our existing client contracts. Our ability to do so generally depends on a variety of factors, including the quality, price and responsiveness of our services, as well as our ability to market these services effectively and differentiate ourselves from our competitors. We may not be able to renew existing client contracts at the same or higher rates or our current clients may turn to competitors, cease operations, or elect to self-operate or terminate contracts with us. The failure to renew a significant number of our existing contracts could have a material adverse effect on our business and results of operations.

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

We may not be able to adequately protect our intellectual property, which could harm the value of our brands and adversely affect our business.

Our ability to successfully implement our business plan depends in part on our ability to further build brand recognition using our trademarks, service marks, trade dress and other proprietary intellectual property, including our name and logos, and the unique ambience of our restaurants. If our efforts to protect our intellectual property are inadequate, or if any third party misappropriates or infringes on our intellectual property, either in print or on the internet, the value of our brands may be harmed, which could have a material adverse effect on our business and might prevent our brands from achieving or maintaining market acceptance. We may also encounter claims from prior users of similar intellectual property in areas where we operate or intend to conduct operations. This could harm our image, brand or competitive position and cause us to incur significant penalties and costs.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

As of November 3, 2015, we operated 179 restaurants at 173 property locations. Six of the operating locations are Combo locations and are considered two restaurants. Two operating locations are primarily Luby’s Cafeterias, but also serve Fuddruckers hamburgers. One operating location is a Bob Luby’s Seafood Grill. Luby’s Cafeterias have seating capacity for 250 to 300 customers at each location while Fuddruckers locations generally seat 125 to 200 customers and Cheeseburger in Paradise locations generally seat 180 to 220.

We own the underlying land and buildings on which 70 of our Luby’s Cafeteria and 23 of our Fuddruckers restaurants are located. Five of these restaurant properties contain excess building space or an extra building on the property which have 12 tenants unaffiliated with Luby’s, Inc.

In addition to the owned locations, 24 Luby’s Cafeteria restaurants, 54 Fuddruckers restaurants and 8 Cheeseburger in Paradise restaurants are held under 85 leases. The majority of the leases are fixed-dollar rentals, which require us to pay additional amounts related to property taxes, hazard insurance and maintenance of common areas. Of the 85 restaurant leases, the current terms of 26 expire between 2015 and 2017, and 59 expire thereafter. Additionally, 68 leases can be extended beyond their current terms at our option. One of the leased properties has extra building space and currently has one tenant that offsets approximately $99,895 of lease and other expenses annually.

As of November 3, 2015, we have 3 leased properties we plan to develop for future use.

As of November 3, 2015, we had three owned non-operating properties with a carrying value of approximately $3.1 million in property held for sale. In addition, we have one owned and two leased properties with a carrying value of approximately $1.9 million that are included in assets related to discontinued operations. Leased properties in discontinued operations have a carrying value of zero.

We currently have two owned other-use properties; one is used as a bake shop that supports the baked products for operating restaurants. The other owned property is leased to a Fuddruckers franchisee.

We also have three leased locations that have two third party tenants and two Fuddruckers franchisees.

In addition to the two owned other-use properties, we have approximately 31,000 square feet of corporate office space, under lease through 2016. The space is located on the Northwest Freeway in Houston, Texas in close proximity to many of our Houston restaurant locations.

We also lease approximately 60,000 square feet of warehouse space for in-house repair, fabrication and storage in Houston, Texas. In addition, we lease approximately 3,200 square feet of warehouse and office space in Arlington, Texas.

We also lease an executive suite in North Andover, MA for additional legal personnel.

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

Fiscal Quarter Ended	High	Low
November 20, 2013	8.23	6.49
February 12, 2014	9.15	6.00
May 7, 2014	6.91	4.93
August 27, 2014	6.01	4.83
November 19, 2014	5.58	4.75
February 11, 2015	5.33	4.37
May 6, 2015	5.93	4.78
August 26, 2015	5.30	4.52

As of November 3, 2015, there were 2,201 holders of record of our common stock. No cash dividends have been paid on our common stock since fiscal year 2000, and we currently have no intention to pay a cash dividend on our common stock. On November 3, 2015, the closing price of our common stock on the NYSE was $4.91.

Equity Compensation Plans

Securities authorized under our equity compensation plans as of August 26, 2015, were as follows:

	(a)	(b)	(c)
Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted- Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans Excluding Securities Reflected in Column (a)
Equity compensation plans previously approved by security holders	594,549	$4.94	789,952
Equity compensation plans not previously approved by security holders (1)	29,627	0	0
Total	624,176	$4.71	789,952

(1)  Represents the Luby’s, Inc. Non-employee Director Phantom Stock Plan.

See Note 14, “Share-Based Compensation,” to our Consolidated Financial Statements included in Item 8 of Part II of this report.

The following graph compares the cumulative total stockholder return on our common stock for the five fiscal years ended August 26, 2015, with the cumulative total return on the S&P SmallCap 600 Index and an industry peer group index. The old peer group index consists of Bob Evans Farms, Inc., CBRL Group, Inc., Denny’s Corporation, Frisch Restaurant Group, Red Robin Gourmet Burgers and Ruby Tuesday Inc. The new peer group index consists of Bob Evans Farms, Inc., CBRL Group, Inc., Denny’s Corporation, Frisch Restaurant Group, Red Robin Gourmet Burgers, Ruby Tuesday Inc. as well as Darden Restaurants, Inc. These companies are multi-unit family and casual dining restaurant operators in the mid-price range.

The cumulative total shareholder return computations set forth in the performance graph assume an investment of $100 on August 25, 2010, and the reinvestment of all dividends. The returns of each company in the peer group index have been weighed according to that company’s stock market capitalization.

	2010	2011	2012	2013	2014	2015
Luby’s, Inc.	100.00	92.87	128.79	147.97	110.62	95.11
S&P 500 Index—Total Return	100.00	118.50	140.20	166.15	207.51	205.46
S&P 500 Restaurant Index	100.00	134.54	146.65	175.32	191.32	223.83
New Peer Group Index Only	100.00	119.15	139.86	155.90	160.34	229.81
New Peer Group Index + Luby’s Inc.	100.00	118.69	139.65	155.74	159.45	227.34
Old Peer Group Index Only	100.00	115.38	145.42	207.55	204.13	280.64
Old Peer Group Index + Luby’s Inc.	100.00	114.28	144.55	204.65	199.66	271.60

 Item  6. Selected Financial Data

Five-Year Summary of Operations

	Fiscal Year Ended
	August 26, 2015	August 27, 2014	August 28, 2013	August 29, 2012	August 31, 2011
	(364 days)	(364 days)	(364 days)	(364 days)	(371 days)
	(In thousands, except per share data)
Sales
Restaurant sales	$370,192	$368,267	$360,001	$324,536	$325,383
Culinary contract services	16,401	18,555	16,693	17,711	15,619
Franchise revenue	6,961	7,027	6,937	7,232	7,092
Vending revenue	531	532	565	618	654
Total sales	394,085	394,381	384,196	350,097	348,748
Income (loss) from continuing operations	(1,372)	(1,613)	4,547	7,398	2,572
Income (loss) from discontinued operations (a)	(702)	(1,834)	(1,386)	(645)	301
Net income (loss)	$(2,074)	$(3,447)	$3,161	$6,753	$2,873
Income (loss) per share from continuing operations:
Basic	$(0.05)	$(0.06)	$0.16	$0.26	$0.09
Assuming dilution	$(0.05)	$(0.06)	$0.16	$0.26	$0.09
Income (loss) per share from discontinued operation:
Basic	$(0.02)	$(0.06)	$(0.05)	$(0.02)	$0.01
Assuming dilution	$(0.02)	$(0.06)	$(0.05)	$(0.02)	$0.01
Net income (loss) per share:
Basic	$(0.07)	$(0.12)	$0.11	$0.24	$0.10
Assuming dilution	$(0.07)	$(0.12)	$0.11	$0.24	$0.10
Weighted-average shares outstanding:
Basic	28,974	28,812	28,618	28,351	28,237
Assuming dilution	28,974	28,812	28,866	28,429	28,297
Total assets	$264,258	$275,435	$250,645	$230,889	$228,102
Total debt	$37,500	$42,000	$19,200	$13,000	$21,500
Number of restaurants at fiscal year end	177	174	180	154	156
Number of franchised restaurants at fiscal year end	106	110	116	125	122
Number of Culinary Contract Services contracts at fiscal year end	23	25	21	18	22
Costs and Expenses
(As a percentage of restaurant sales)
Cost of food	28.9%	28.9%	28.6%	27.9%	28.9%
Payroll and related costs	34.5%	34.2%	34.1%	34.3%	35.2%
Other operating expenses	17.0%	16.8%	16.4%	15.4%	16.1%
Occupancy costs	5.7%	5.9%	6.0%	5.9%	5.9%
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

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s discussion and analysis of the financial condition and results of operations should be read in conjunction with the consolidated financial statements and footnotes for the fiscal years ended August 26, 2015 (“fiscal 2015”), August 27, 2014, (“fiscal 2014”), and August 28, 2013 (“fiscal 2013”) included in Part II, Item 8 of this Form 10-K.

The following table sets forth selected operating data as a percentage of total revenues (unless otherwise noted) for the periods indicated. All information is derived from the accompanying Consolidated Statements of Operations. Percentages may not add due to rounding.

	Fiscal Year Ended
	August 26, 2015	August 27, 2014	August 28, 2013
	(52 weeks)	(52 weeks)	(52 weeks)

Restaurant sales	93.9%	93.4%	93.7%
Culinary contract services	4.2%	4.7%	4.3%
Franchise revenue	1.8%	1.8%	1.8%
Vending revenue	0.1%	0.1%	0.1%
TOTAL SALES	100%	100%	100%

STORE COSTS AND EXPENSES:
(As a percentage of restaurant sales)

Cost of food	28.9%	28.9%	28.6%
Payroll and related costs	34.5%	34.2%	34.1%
Other operating expenses	17.0%	16.8%	16.4%
Occupancy costs	5.7%	5.9%	6.0%
Vending revenue	(0.1)%	(0.1)%	(0.2)%
Store level profit	14.0%	14.4%	15.0%

COMPANY COSTS AND EXPENSES:
(As a percentage of total sales)

Opening costs	0.7%	0.5%	0.2%
Depreciation and amortization	5.4%	5.1%	4.8%
Selling, general and administrative expenses	9.8%	10.3%	9.4%
Provision for asset impairments	0.2%	0.6%	0.2%
Net gain on disposition of property and equipment	(1.0)%	(0.6)%	(0.4)%

Culinary Contract Services Costs
(As a percentage of culinary contract services sales)

Cost of culinary contract services	90.1%	90.8%	93.5%
Culinary income	9.9%	9.2%	6.5%

Franchise Operations Costs
(As a percentage of franchise operations)

Cost of franchise operations	24.0%	24.7%	23.5%
Franchise income	76.0%	75.3%	76.5%

(As a percentage of total sales)
INCOME (LOSS) FROM OPERATIONS	(0.1)%	(0.8)%	1.6%
Interest income	0.0%	0.0%	0.0%
Interest expense	(0.6)%	(0.3)%	(0.2)%
Other income, net	0.1%	0.3%	0.3%
Income (loss) before income taxes and discontinued operations	(0.6)%	(0.8)%	1.6%
Provision (benefit) for income taxes	(0.3)%	(0.4)%	0.5%
Income (loss) from continuing operations	(0.3)%	(0.4)%	1.2%
Loss from discontinued operations, net of income taxes	(0.2)%	(0.5)%	(0.4)%
NET INCOME (LOSS)	(0.5)%	(0.9)%	0.8%

Although store level profit, defined as restaurant sales plus vending revenue less cost of food, payroll and related costs, other operating expenses and occupancy costs is a non-GAAP measure, we believe its presentation is useful because it explicitly shows the results of our most significant reportable segment.   The following table reconciles between store level profit, a non-GAAP measure to income from continuing operations, a GAAP measure:

	Fiscal Year Ended
	August 26, 2015	August 27, 2014	August 28, 2013
	(52 weeks)	(52 weeks)	(52 weeks)
	(In thousands)
Store level profit	$51,909	$52,918	$53,984

Plus:
Sales from culinary contract services	16,401	18,555	16,693
Sales from franchise revenue	6,961	7,027	6,937

Less:
Opening costs	2,686	2,164	783
Cost of culinary contract services	14,786	16,847	15,604
Cost of franchise operations	1,668	1,733	1,629
Depreciation and amortization	21,367	20,062	18,376
Selling, general and administrative expenses	38,758	40,686	36,123
Provision for asset impairments	636	2,498	615
Net gain on disposition of property and equipment	(3,994)	(2,357)	(1,723)
Interest income	(4)	(6)	(9)
Interest expense	2,336	1,247	920
Other income, net	(520)	(1,101)	(1,026)
Provision (benefit) for income taxes	(1,076)	(1,660)	1,775
Income (loss) from continuing operations	$(1,372)	$(1,613)	$4,547

The following table shows our restaurant unit count as of August 26, 2015 and August 27, 2014.

Restaurant Counts:

	Fiscal 2015 Year Begin	Fiscal 2015 Openings	Fiscal 2015 Closings	Fiscal 2015 Year End
Luby’s Cafeterias(1)	94	1	(2)	93
Fuddruckers Restaurants(1)	71	9	(5)	75
Cheeseburger in Paradise	8	—	—	8
Other restaurants(2)	1	—	—	1
Total	174	10	(7)	177

(1) Includes 6 restaurants that are part of Combo locations

(2) Other restaurants include one Bob Luby’s Seafood

Overview

Description of the business

We generate revenues primarily by providing quality food to customers at our 94 Luby’s branded restaurants located mostly in Texas, 75 Fuddruckers restaurants located throughout the United States, 8 Cheeseburger in Paradise restaurants primarily located in the eastern United States, and 106 Fuddruckers franchises located primarily in the United States. On July 26, 2010, we became a multi-brand restaurant company with a national footprint through the acquisition of substantially all of the assets of Fuddruckers. The Fuddruckers acquisition added 59 Company-operated restaurants and a franchise network of 130 franchisee-operated units. This acquisition further expanded our family-friendly, value-oriented portfolio of restaurants located in close proximity to retail centers, business developments and residential areas. On December 6, 2012, we further expanded our brand family with the addition of the Cheeseburger in Paradise brand. This added full service restaurant and bar locations that complemented our core family-friendly brands and provided an entry point to operate at, or acquire a valuable leasehold interest in, 23 new locations at a cost of less than $0.5 million per location. In addition to our restaurant business model, we also provide culinary contract services for organizations that offer on-site food service, such as healthcare facilities, colleges and universities, as well as businesses and institutions.

Business Strategy

In fiscal 2015, much of our strategic focus centered around constructing, staffing, opening, and operating new restaurants in our core restaurant brands. Of particular focus was the opening of our sixth Combo location with a side-by-side Luby’s Cafeteria and Fuddruckers. To support improvement in guest traffic and sales we continued to re-invest in our core restaurant brands through exterior and interior remodels. Our Fuddruckers franchise business segment continued supporting our loyal franchisees and developing our franchisee pipeline both domestically and internationally. Our contract segment continues its focus on expanding the number of locations that we serve and developing business partnerships for the long-term.

To improve our performance in our Company-operated restaurants, we are strengthening our business through leadership development of our restaurant employees. To complement focus on our people, we have continued to enhance our product offerings to drive frequency and loyalty. This included steps taken to improve the customer experience through enacted process improvements aimed at increasing our guest satisfaction. We have also taken additional steps to manage selling, general, and administrative expenses through enhanced cost controls company-wide leading to improved profitability. We also reduced our debt levels in fiscal 2015 through moderating our capital investments and through the sale of under-performing assets.

Financial and Operation Highlights for Fiscal 2015

Financial Performance

●

Total Company sales decreased approximately $0.3 million, or 0.1%, in fiscal 2015 compared to fiscal 2014, consisting primarily of a $2.2 million decrease in culinary contract services sales mostly offset by a $1.9 million increase in restaurant sales. The other components of total sales are franchise revenue and vending revenue. The $1.9 million increase in restaurant sales consisted of a $13.1 million increase in sales at Combo locations and a $7.2 million increase in sales at stand-alone Fuddruckers restaurants locations, partially offset by a $13.3 million decrease in sales at Cheeseburger in Paradise locations and a $4.2 million decrease in sales at stand-alone Luby’s Cafeterias largely due to unit closures. Fiscal 2014 also included a $0.9 million sales contribution from Koo Koo Roo locations that ceased operations prior to start of fiscal 2015.

●

Total segment profit decreased $1.1 million to $58.8 million in fiscal 2015 compared to $59.9 million in fiscal 2014. The $1.1 million decrease in total segment profit resulted from a decrease of $1.0 million in Company-owned restaurant segment profit and a $0.1 million decrease in culinary contract services segment profit. The $1.0 million decrease in Company-owned restaurant segment profit resulted from restaurant sales and vending income increasing $1.9 million and the cost of food, payroll and related costs, other operating expenses, and occupancy costs increasing $2.9 million.

●	Income or loss from Continuing Operations was a loss of $1.4 million in fiscal 2015 compared to a loss of $1.6 million in fiscal 2014.

Operational Endeavors and Milestone

●

Core restaurant brands. Our core Luby’s Cafeteria and Fuddruckers brands continued to develop and evolve. While our core menu remains stable at our Luby’s Cafeterias, we introduce and rotate new menu offerings throughout the year to remain relevant to both our existing customer base and attract new customers. We offer a range of price points which include premium items featured on weekend nights as well as more price-sensitive manager specials throughout the week. In fiscal 2015, we also continued to promote our made-from-scratch cooking with many locally-sourced “from the farm” ingredients at our Luby’s Cafeterias with our “The Luby’s Way” slogan. “The Luby’s Way” signifies that we are dedicated to serving our guests only the best hand-crafted recipes, prepared fresh each day in our kitchens. We support local farmers and use only the freshest produce and highest quality ingredients.

At Fuddruckers, we continue to evolve The World’s Greatest Hamburgers®, with new specialty burger combinations and toppings and expanded offerings beyond the core hamburger. In fiscal 2015, we continued our enhanced guest service program whereby a designated restaurant employee engages guests throughout the dining room and ensures that all elements of the dining experience occur at our high standard. We continued to focus on speed of service and an enhanced ordering experience. To elevate the Fuddruckers brand, we partnered with the Houston Texans National Football League team, which has provided Fuddruckers with increased media mentions and exposure to past, present and future customers. We are also making investments in new technologies through the introduction of a new point of sale system which accepts Apple Pay, features kitchen displays programmed to measure speed of service consistently across all locations, and has been integrated with the new Fuddruckers online ordering app. We continued to measure guest satisfaction through a number of survey and other guest interactions that helped us identify areas of excellence and areas for improvement. In total, we opened nine company-owned Fuddruckers in fiscal 2015 and sales at same-store Fuddruckers restaurants grew 1.1% in fiscal year 2015 compared to fiscal year 2014.  We continued to invest in training and leadership development programs to further enhance our service culture throughout each of our restaurant brands. We are confident the focus on great food and enhanced service will in the long run lead to increased guest frequency and loyalty.

●

Franchise Network. As of August 26, 2015, we supported a franchise network of 106 Fuddruckers franchise locations with 77 locations under development agreements, of which 23 are scheduled to open by the end of fiscal 2017.  For fiscal 2015, our franchisees opened eight new Fuddruckers restaurants (two of which were acquired from us as the franchisor).  Five of the opened locations were in the United States, one in Panama, one in Chile, and one in Poland.  For fiscal 2015, there were 12 Fuddruckers franchise locations that closed as franchise-operated restaurants (two of which were acquired by us as the franchisor).  Our franchise network generated approximately $7.0 million in revenue in fiscal year 2015.

●

Culinary Contract Services. Our CCS business generated $16.4 million in revenue during fiscal 2015 compared to $18.6 million in revenue during fiscal 2014. The $2.2 million decrease in CCS revenue was a result of operating fewer locations and ceasing operations at two high sale volume locations. We view this area as a long-term growth business that generally requires less capital investment and produces favorable percentage returns on invested capital.

●

Cheeseburger in Paradise Location Strategy. At Cheeseburger in Paradise, we initiated a strategic plan in fiscal 2014 to revitalize the brand and improve results that included closing underperforming units, converting certain locations to Fuddruckers and launching initiatives to improve restaurant performance at the remaining units. As of our fiscal year-end, we operated eight of the original Cheeseburger in Paradise locations, completed six conversions to Fuddruckers restaurants, selected four additional locations expected to be converted into Fuddruckers, two locations sub-leased to franchisees and another three locations which we expect to dispose. At the core eight locations that we operate with the Cheeseburger in Paradise brand, our focus is on building customer loyalty step by step.

●

New Restaurant Openings. In fiscal year 2015, we opened ten restaurants.  Two of these restaurants were at our sixth Combo location, located in Jackson, Mississippi.  These six Combo locations are a key component of our long term growth strategy.  In addition to the Combo locations, we opened eight stand-alone Fuddruckers restaurants. These eight Fuddruckers locations consisted of (1) three locations that were previously operated as Cheeseburger in Paradise restaurants; (2) one location that was converted from our previously operated Koo Koo Roo brand; (3) three locations acquired from our franchisees and (4) one location in newly constructed retail space. During fiscal 2015, we also closed a total of seven restaurants. These seven closures consisted of two Luby’s Cafeteria locations and five Fuddruckers restaurant locations (two of which were acquired by one of our franchisees).

●

Capital Spending. Purchases of property and equipment were $20.4 million in fiscal 2015 down from $46.2 million in fiscal 2014. These capital investments were funded through a combination of cash from operations, sale of property and utilization of our revolving credit facility. Capital investments in fiscal 2015 included (1) $2.4 million on new restaurant development; (2) $3.2 million on the purchase of parcels of land for current and future development; (3) $7.8 million on the remodeling of existing restaurants and conversion of Cheeseburger in Paradise restaurants and one Koo Koo Roo restaurant into Fuddruckers restaurants and (4) $7.0 million for recurring capital expenditures and technology infrastructure investments. Our debt balance at the end of fiscal 2015 was $37.5 million. We remain committed to maintaining the attractiveness of all of our restaurant locations where we anticipate operating over the long term. In fiscal 2016, we anticipate making capital investments of up to $20 million, excluding the purchase of land, for recurring maintenance of all of our restaurant properties, for point of sale hardware associated with our technology infrastructure, and to fund our on-going remodeling program.

Our long-term plan continues to focus on expanding each of our core brands, including the Fuddruckers franchise network, as well as growing our CCS business. We are also committed to making capital investments with suitable return characteristics. We plan to use cash generated from operations, combined with our borrowing capacity, when necessary, in order to seize these capital investment opportunities. We believe our operational execution has improved through our commitment to higher operating standards, and we believe that we are well-positioned to enhance shareholder value over the long term.

Accounting Periods

Our fiscal year ends on the last Wednesday in August. Accordingly, each fiscal year normally consists of 13 four-week periods, or accounting periods, accounting for 364 days in the aggregate. However, every fifth or sixth year, we have a fiscal year that consists of 53 weeks, accounting for 371 days in the aggregate. Fiscal year 2011 was the last such fiscal year that contained 53 weeks. In fiscal year 2015, and prior, each of the first three quarters of each fiscal year consisted of three four-week periods, while the fourth quarter normally consisted of four four-week periods. Beginning in fiscal year 2016, the first quarter will consist of four four-week periods, while the last three quarters will normally consist of three four-week periods. However, fiscal year 2016 is a fiscal year consisting of 53 weeks, accounting for 371 days in the aggregate. As such, the fourth quarter of fiscal year 2016 will contain one five-week period, resulting in a 13-week fourth quarter, or 91 days in the aggregate. Comparability between quarters may be affected by the varying lengths of the quarters, as well as the seasonality associated with the restaurant business.

Same-Store Sales

The restaurant business is highly competitive with respect to food quality, concept, location, price, and service, all of which may have an effect on same-store sales. Our same-store sales calculation measures the relative performance of a certain group of restaurants. A store is included in this group of restaurants after it has been open for six complete consecutive quarters. The Cheeseburger in Paradise stores that were acquired in December 2012 were included in the same store metric beginning with the first quarter fiscal 2015. Stores that close on a permanent basis are removed from the group in the fiscal quarter when operations cease at the restaurant, but remain in the same-store group for previously reported fiscal quarters. Although management believes this approach leads to more effective year-over-year comparisons, neither the time frame nor the exact practice may be similar to those used by other restaurant companies. Same-store sales at our restaurant units increased 0.5% for fiscal 2015 and were unchanged for fiscal 2014 and fiscal 2013.

The following table shows the same-store sales change for comparative historical quarters:

	Fiscal 2015				Fiscal 2014				Fiscal 2013
Increase (Decrease)	Q4	Q3	Q2	Q1	Q4	Q3	Q2	Q1	Q4	Q3	Q2	Q1
Same-store sales	0.7%	(1.1)%	2.5%	(0.1)%	(1.0)%	0.3%	2.5%	(1.3)%	0.5%	(0.1)%	(0.6)%	0.2%

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

RESULTS OF OPERATIONS

Fiscal 2015 (52 weeks) compared to Fiscal 2014 (52 weeks)

Sales

	Fiscal Year 2015 Ended	Fiscal Year 2014 Ended	Fiscal 2015 vs Fiscal 2014	Fiscal Year 2013 Ended	Fiscal 2014 vs Fiscal 2013
($000s)	August 26, 2015	August 27, 2014	Increase/ (Decrease)	August 28, 2013	Increase/ (Decrease)
	(52 weeks)	(52 weeks)	(52 vs 52 weeks)	(52 weeks)	(52 vs 52 weeks)

Restaurant sales	$370,192	$368,267	0.5%	$360,001	2.3%
Culinary contract services	16,401	18,555	(11.6)%	16,693	11.2%
Franchise revenue	6,961	7,027	(0.9)%	6,937	1.3%
Vending revenue	531	532	(0.3)%	565	(5.7)%
Total	$394,085	$394,381	(0.1)%	$384,196	2.7%

Total company sales decreased approximately $0.3 million, or 0.1%, in fiscal 2015 compared to fiscal 2014, consisting primarily of a $2.2 million decrease in Culinary contract services sales offset by a $1.9 million increase in restaurant sales. The other components of total sales are franchise revenue and vending revenue.

Total company sales increased $10.2 million, or 2.7%, in fiscal 2014 compared to fiscal 2013, consisting primarily of an $8.3 million increase in restaurant sales and a $1.9 million increase in culinary contract service sales. The other components of total sales are franchise revenue and vending revenue.

The Company operates with three reportable operating segments: Company-owned restaurants, franchise operations, and Culinary Contract Services.

Company-Owned Restaurants

Restaurant Sales

Restaurant Brand	Fiscal 2015 ($000s)	Fiscal 2014 ($000s)	Fiscal 2015 H/(L) Than Fiscal 2014
			$ Amount	% Change
Luby’s Cafeterias	$226,970	$231,131	$(4,161)	(1.8)%
Fuddruckers	101,290	94,101	7,189	7.6%
Combo locations	23,734	10,603	13,131	123.8%
Cheeseburger in Paradise	18,198	31,515	(13,317)	(42.3)%
Koo Koo Roo	—	917	(917)	(100.0)%
Total Restaurant Sales	$370,192	$368,267	$1,925	0.5%

Total restaurant sales increased approximately $1.9 million in fiscal 2015 compared to fiscal 2014. The increase in restaurant sales included a $13.1 million increase in sales from Combo locations, and a $7.2 million increase in sales at stand-alone Fuddruckers restaurants, mostly offset by a $13.3 million decrease at sales from our Cheeseburger in Paradise restaurants and a $4.2 million decrease in sales at stand-alone Luby’s Cafeterias. Fiscal 2014 also included a $0.9 million sales contribution from Koo Koo Roo locations that ceased operations prior to start of fiscal 2015. The $13.1 million increase in Combo location sales reflects a greater number of weeks of operations for these locations in fiscal 2015 compared to fiscal 2014 as our Combo locations grew from one at the beginning of fiscal 2014 to a total of six locations by the third quarter fiscal 2015. The $7.2 million increase in sales at Fuddruckers includes a $5.2 million increase in sales at seven locations that were previously operated as one of our other restaurant brands (six previously operated as Cheeseburger in Paradise locations and one previously operated as a Koo Koo Roo location). The $13.3 million decrease at sales from our Cheeseburger in Paradise restaurants primarily reflects fewer weeks of operation for this brand in fiscal 2015 compared to fiscal 2014 as 15 Cheeseburger in Paradise in restaurants were closed for conversion or disposal at various points in fiscal 2014. The $4.2 million decrease in sales at our stand-alone Luby’s Cafeterias primarily reflects the closure of three locations in fiscal 2014 and one location in fiscal 2015, partially offset by the opening of one new location in fiscal 2014 and a 0.6% increase in same-store Luby’s Cafeteria sales.

On a same store basis, restaurant sales increased 0.5% for fiscal 2015 compared to fiscal 2014. Same store sales at our Luby’s Cafeterias increased 0.6% and same store sales at our Fuddruckers restaurants increased 1.1% in fiscal 2015 compared to fiscal 2014, while same store sales at our Cheeseburger in Paradise location decreased 2.9% and our one Combo included in the same-store group decreased 1.8%. The 0.6% increase in same store sales at our Luby’s Cafeteria restaurants includes a 1.6% increase in average guest spend offset by a 1.0% decrease in guest traffic for fiscal 2015 compared to fiscal 2014. The 1.1% increase in same-store sales at our Fuddruckers restaurants reflects an increase in average guest spend with a constant level of guest traffic for fiscal 2015 compared to fiscal 2014.

Restaurant sales increased approximately $8.3 million in fiscal 2014 compared to fiscal 2013. The increase in restaurant sales included a $5.3 million increase in sales from Combo locations, a $4.0 million increase in sales at stand-alone Luby’s Cafeteria branded restaurants and a $1.4 million decrease in sales at stand-alone Fuddruckers restaurants. Also included in the increase in restaurant sales is a $1.9 million increase at sales from our Cheeseburger in Paradise restaurants which primarily reflects more weeks of operation for this brand in fiscal 2014 compared to fiscal 2013; and a $1.6 million decrease in sales at our Koo Koo Roo brand reflecting fewer weeks of operation for this brand in fiscal 2014 compared to fiscal 2013.

On a same store basis, restaurant sales were unchanged for fiscal 2014 compared to fiscal 2013. Same store sales at our Luby’s Cafeteria restaurants increased 1.4% in fiscal 2014 compared to fiscal 2013 while same store sales at our Fuddruckers restaurants decreased 3.5%. The increase in same store sales at our Luby’s Cafeteria restaurants reflects the benefits realized from remodeled stores and the relocation of one store into a newly constructed building on a pad site in front of the previous mall location as well as favorable customer responses to our new and existing menu offerings. The decline in same-store sales at our Fuddruckers restaurants partially reflects a continued very competitive burger segment of the restaurant industry despite increased marketing efforts and service improvements. The decrease in same store sales followed three years of increasing same stores for the Fuddruckers brand.

Cost of Food

	Fiscal Year 2015 Ended	Fiscal Year 2014 Ended	Fiscal 2015 vs Fiscal 2014	Fiscal Year 2013 Ended	Fiscal 2014 vs Fiscal 2013
($000s)	August 26, 2015	August 27, 2014	Increase/ (Decrease)	August 28, 2013	Increase/ (Decrease)
	(52 weeks)	(52 weeks)	(52 vs 52 weeks)	(52 weeks)	(52 vs 52 weeks)

Cost of food	$107,053	$106,254	0.8%	$103,052	3.1%
As a percent of restaurant sales	28.9%	28.9%	0.0%	28.6%	0.3%

Cost of food, which is comprised of the cost associated with sale of food and beverage products that are consumed dining in our restaurants, as take-out, and as catering. Cost of food increased approximately $0.8 million, or 0.8%, in fiscal 2015 compared to fiscal 2014. Cost of food is variable and generally fluctuates with sales volume. As a percentage of restaurant sales, food costs was 28.9% in fiscal 2015 and fiscal 2014. The Cost of food as percentage of sales was unchanged as we were able to offset higher food commodity costs with menu price increases and careful food cost controls. At our Luby’s Cafeterias we experienced an approximate 3% increase in our basket of food commodity purchases, occurring as a result of significant increases in the cost of beef and to a lesser extent poultry and eggs, partially offset by the reductions in the cost of seafood, cheese, oils and shortening. Average spend per Luby’s Cafeteria guest increased 1.6% as the result of selected menu price increases and changes in the mix of menu items offered and selected by our guests, thus offsetting the higher food commodity costs. At our Fuddruckers restaurants we experienced an approximate 8% increase in our basket of food commodity purchases, with significant increases in the cost of beef having the greatest impact. Our cost of food, however, was also impacted by significantly higher poultry, and eggs costs, partially offset by lower costs for seafood, pork, and oils and shortenings. Average spend per Fuddruckers guest increased 1.1% as the result of selected menu price increases and changes in the mix of menu items offered and selected by our guests which partially offset the higher food commodity costs.

Cost of food increased approximately $3.2 million, or 3.1%, in fiscal 2014 compared to fiscal 2013. Cost of food is variable and generally fluctuate with sales volume. As a percentage of restaurant sales, food costs increased 0.3% to 28.9% in fiscal 2014 compared to 28.6% in fiscal 2013. The Cost of food as percentage of sales increased primarily from higher food commodity costs which impacted each of our restaurant brands. At our Luby’s Cafeteria restaurants we were able to offset a 3% increase in our basket of food commodity purchases with effective food controls on the cafeteria line and managing the mix of menu items offered by us and selected by our guests. The 3% increase in our basket of food commodity purchases at our Luby’s Cafeteria restaurants occurred as a result of commodity price increase in beef, poultry, dairy, butter, and cheese; these increases were partially offset by decrease in seafood and oils and shortenings. At Fuddruckers, our basket of food commodity purchases also increased 3%, driven almost entirely from beef prices increasing approximately 10% for the fiscal year as beef prices spiked in the last several months of fiscal 2014. Cost of food as a percentage of sales increased 60 basis points at our Fuddruckers restaurants and are attributed to this increase in food commodity prices offset by careful control of food product.

Payroll and Related Costs

	Fiscal Year 2015 Ended	Fiscal Year 2014 Ended	Fiscal 2015 vs Fiscal 2014	Fiscal Year 2013 Ended	Fiscal 2014 vs Fiscal 2013
($000s)	August 26, 2015	August 27, 2014	Increase/ (Decrease)	August 28, 2013	Increase/ (Decrease)
	(52 weeks)	(52 weeks)	(52 vs 52 weeks)	(52 weeks)	(52 vs 52 weeks)

Payroll and related costs	$127,694	$126,046	1.3%	$122,865	2.6%
As a percent of restaurant sales	34.5%	34.2%	0.3%	34.1%	0.1%

Payroll and related costs includes restaurant-level hourly wages, including overtime pay, and pay while training, as well as management salaries and incentive payments. Payroll and related costs also include the payroll taxes, workers’ compensation expense, group health insurance costs, and 401(k) matching expense for all restaurant-level hourly and management employees. Payroll and related costs increased approximately $1.6 million, or 1.3% in fiscal 2015 compared to fiscal 2014. Payroll and related costs as a percentage of restaurant sales increased 0.3%, (1) primarily as a result of higher management labor costs as management positions were filled to ensure management coverage necessary to meet our guest service levels and (2) due to higher average management wages.

Payroll and related costs increased approximately $3.2 million, or 2.6% in fiscal 2014 compared to fiscal 2013. Hourly labor costs increased approximately $0.9 million in fiscal 2014 compared to fiscal 2013 due to (1) the addition of four new restaurants in the side-by-side Luby’s Cafeterias and Fuddruckers configuration; (2) more operating weeks for the Cheeseburger in Paradise brand and (3) higher group health insurance costs offset by (4) the closure of four Luby’s Cafeteria restaurants and (5) continued enhanced labor scheduling processes at each of our restaurant brands with Fuddruckers realizing the greatest impact from these improvements. Management labor costs increased approximately $2.3 million in fiscal 2014 compared to fiscal 2013 due to the store openings and increased operating weeks for the Cheeseburger in Paradise brand, offset by store closures as enumerated above. Payroll and related costs also included an approximate $0.4 million increase in group health insurance costs. As a percentage of restaurant sales, payroll and related costs increased 0.1% to 34.2% in fiscal 2014 compared to 34.1% in fiscal 2013.

Other Operating Expenses

	Fiscal Year 2015 Ended	Fiscal Year 2014 Ended	Fiscal 2015 vs Fiscal 2014	Fiscal Year 2013 Ended	Fiscal 2014 vs Fiscal 2013
($000s)	August 26, 2015	August 27, 2014	Increase/ (Decrease)	August 28, 2013	Increase/ (Decrease)
	(52 weeks)	(52 weeks)	(52 vs 52 weeks)	(52 weeks)	(52 vs 52 weeks)

Other operating expenses	$63,090	$61,700	2.3%	$58,985	4.6%
As a percent of restaurant sales	17.0%	16.8%	0.2%	16.4%	0.4%

Other operating expenses primarily include restaurant-related expenses for utilities, repairs and maintenance, advertising, insurance, and services. Other operating expenses increased approximately $1.4 million, or 2.3%, in fiscal 2015 compared to fiscal 2014. As a percentage of restaurant sales, Other operating expenses increased 0.2% to 17.0 % in fiscal 2015 compared to 16.8% in fiscal 2014. The 0.2% increase in Other operating expenses as a percentage of restaurant sales was due to a 0.5% increase in repairs and maintenance cost and a 0.1% increase in marketing and advertising costs, partially offset by a decrease of 0.4% in utilities costs as a percentage of restaurant sales due to lower average utility rates.

Other operating expenses increased approximately $2.7 million, or 4.6%, in fiscal 2014 compared to fiscal 2013. As a percentage of restaurant sales, Other operating expenses increased 0.4% to 16.8% in fiscal 2014 compared to 16.4% in fiscal 2013. The 0.4% increase in Other operating expenses as a percentage of restaurant sales was due to (1) a 0.3% increase in utilities as a percentage of restaurant sales due to higher average utility rates; (2) a 0.3% increase in restaurant services and other restaurant expenses as a percentage of restaurant sales due primarily to higher credit card transaction fees from increased credit card usage; increased restaurant network and technology costs; offset by (3) a 0.2% decrease in restaurant repairs and maintenance and certain property insurance costs as a percentage of restaurant sales.

Occupancy Costs

	Fiscal Year 2015 Ended	Fiscal Year 2014 Ended	Fiscal 2015 vs Fiscal 2014	Fiscal Year 2013 Ended	Fiscal 2014 vs Fiscal 2013
($000s)	August 26, 2015	August 27, 2014	Increase/ (Decrease)	August 28, 2013	Increase/ (Decrease)
	(52 weeks)	(52 weeks)	(52 vs 52 weeks)	(52 weeks)	(52 vs 52 weeks)

Occupancy cost	$20,977	$21,881	(4.1)%	$21,680	0.9%
As a percent of restaurant sales	5.7%	5.9%	(0.2)%	6.0%	(0.1)%

Occupancy costs include property lease expense, property taxes, and common area maintenance charges, property insurance, and permits and licenses. Occupancy costs decreased $0.9 million in fiscal 2015 compared to fiscal 2014, in large part due to closure of leased locations. The occupancy costs of closed locations previously operated as Cheeseburger in Paradise, but selected for conversion to Fuddruckers restaurants in fiscal 2015 or beyond have been classified as a pre-opening costs and reflected in our Opening costs expense line.

Occupancy costs increased approximately $0.2 million in fiscal 2014 compared to fiscal 2013, in large part due to higher property tax expenses at certain locations offset by lower overall rental expenses. The lower overall rental expenses were due in large part to closing three Koo Koo Roo branded restaurant locations and recording accelerated rental expense in prior fiscal 2013. Permitting and licensing expenses were also reduced in fiscal 2014 compared to fiscal 2013.

 Franchise Operations

	Fiscal Year 2015 Ended	Fiscal Year 2014 Ended	Fiscal 2015 vs Fiscal 2014	Fiscal Year 2013 Ended	Fiscal 2014 vs Fiscal 2013
($000s)	August 26, 2015	August 27, 2014	Increase/ (Decrease)	August 28, 2013	Increase/ (Decrease)
	(52 weeks)	(52 weeks)	(52 vs 52 weeks)	(52 weeks)	(52 vs 52 weeks)

Franchise revenue	$6,961	$7,027	(0.9)%	$6,937	1.3%
Cost of franchise revenue	1,668	1,733	(3.7)%	1,629	6.3%
Franchise profit	$5,293	$5,294	(0.0)%	$5,308	(0.2)%
Franchise profit as percent of franchise revenue	76.0%	75.3%	0.7%	76.5%	(1.2)%

We offer franchises for the Fuddruckers brand. Franchises are sold in markets where expansion is deemed advantageous to the development of the Fuddruckers concept and system of restaurants. Franchise revenue includes (1) franchise royalties and (2) franchise and area development agreement fees. Franchise revenue decreased $66 thousand in fiscal 2015 compared to fiscal 2014 which included a $131 thousand decrease in franchise royalties offset by a $65 thousand increase in franchise fees. During the year, eight franchise locations opened and there were ten franchise units that closed on a permanent basis and two that were converted to company operated locations. We ended fiscal 2015 with 106 Fuddruckers franchise restaurants.

Franchise revenue increased $91 thousand in fiscal 2014 compared to fiscal 2013 which included a $125 thousand increase in franchise fees and a $34 thousand decrease in franchise royalties. During the year, there were 12 franchise units that closed on a permanent basis. We ended fiscal 2014 with 110 Fuddruckers franchise restaurants. Two franchisee-operated locations opened and two franchisee-operated locations closed subsequent to the end of the fiscal year on August 27, 2014. As of November 4, 2014, we had 110 Fuddruckers franchise restaurants.

Culinary Contract Services

CCS is a business line servicing healthcare, higher education, and corporate dining clients. The healthcare accounts are full service and typically include in-room delivery, catering, vending, coffee service and retail dining. This business line varied between 23 and 25 client locations through fiscal 2015 and between 21 and 26 client locations in fiscal 2014. In fiscal 2015, we continued concentrating on clients able to enter into agreements where all operating costs are reimbursed to us and we charge a generally fixed fee. These agreements typically present lower financial risk to the company.

Culinary Contract Services Revenue

	Fiscal Year 2015 Ended	Fiscal Year 2014 Ended	Fiscal 2015 vs Fiscal 2014	Fiscal Year 2013 Ended	Fiscal 2014 vs Fiscal 2013
($000s)	August 26, 2015	August 27, 2014	Increase/ (Decrease)	August 28, 2013	Increase/ (Decrease)
	(52 weeks)	(52 weeks)	(52 vs 52 weeks)	(52 weeks)	(52 vs 52 weeks)

Culinary contract services sales	$16,401	$18,555	(11.6)%	$16,693	11.2%
Cost of culinary contract services	14,786	16,847	(12.2)%	15,604	8.0%
Culinary contract profit	$1,615	$1,708	(5.4)%	$1,089	56.9%
Culinary contract profit as percent of culinary contract sales	9.9%	9.2%	0.6%	6.5%	2.7%

Culinary Contract Services revenue decreased $2.2 million, or 11.6% in fiscal 2015 compared to fiscal 2014. While the number of locations has varied, we believe we now operate with a stronger mix of clients. The decrease in revenue was primarily due to ceasing operations at two higher volume locations, only partially offset by newer smaller volume locations.

Cost of Culinary Contract Services includes the food, payroll and related costs, other direct operating expenses associated with generating culinary contract sales, and the direct overhead costs (primarily salary and related costs) associated with the management of this business segment. Cost of Culinary Contract Services decreased approximately $2.1 million, or 12.2% in fiscal 2015 compared to fiscal 2014 due to a decrease in culinary contract sales volume. Profit in our culinary contract services business (defined as Culinary Contract Services revenue less cost of Culinary Contract Services) decreased in dollar terms by approximately $0.1 million but increased as percent of Culinary Contract Services revenue to 9.9% in fiscal 2015 from 9.2% in fiscal year 2014.

Opening Costs

Opening costs includes labor, supplies, occupancy, and other costs necessary to support the restaurant through its opening period. Opening costs were approximately $2.7 million in fiscal 2015 compared to approximately $2.2 million in fiscal 2014. Opening costs in fiscal 2015 included the cost associated with opening one Combo location comprising a total of 2 restaurants, 9 stand-alone Fuddruckers restaurants, including one that opened just prior to the start of fiscal 2015. Opening costs in fiscal 2015 also included the carrying costs (mainly rent, property taxes, and utilities) for seven locations that were selected for conversion from Cheeseburger in Paradise to Fuddruckers; three of these locations opened as a Fuddruckers during fiscal 2015, two of these locations opened as a Fuddruckers subsequent to end of fiscal 2016. Opening costs in fiscal 2014, included the cost associated with opening four Combo locations comprising a total of eight restaurants, six stand-alone Fuddruckers restaurants, and one stand-alone Luby’s Cafeteria. Also included in Opening costs were the carrying costs for property slated for development. Opening costs in fiscal 2013 included the cost associated with opening one Combo location, comprising two restaurants, and five stand-alone Fuddruckers restaurants. Also included in Opening costs are the carrying costs for property slated for development.

Depreciation and Amortization

	Fiscal Year 2015 Ended	Fiscal Year 2014 Ended	Fiscal 2015 vs Fiscal 2014	Fiscal Year 2013 Ended	Fiscal 2014 vs Fiscal 2013
($000s)	August 26, 2015	August 27, 2014	Increase/ (Decrease)	August 28, 2013	Increase/ (Decrease)
	(52 weeks)	(52 weeks)	(52 vs 52 weeks)	(52 weeks)	(52 vs 52 weeks)

Depreciation and amortization	$21,367	$20,062	6.5%	$18,376	9.2%
As a percent of total sales	5.4%	5.1%	0.3%	4.8%	0.3%

Depreciation and amortization expense increased $1.3 million in fiscal 2015 compared to fiscal 2014 due primarily to the investments made in new locations as well as the capital we have used for remodeling existing locations as well as depreciation associated with additional infrastructure and technology assets. The increase in depreciation due to investments made in new locations as well as the capital we have used for remodeling existing locations was mostly offset by certain existing assets reaching the end of their depreciable lives during fiscal 2015.

Depreciation and amortization expense increased $1.7 million in fiscal 2014 compared to fiscal 2013 due primarily to the investments made in new locations as well as the capital we have used for remodeling existing locations and to a lesser extent the full year impact of depreciating assets acquired with the Cheeseburger in Paradise brand in prior fiscal 2013 as well as depreciation associated with additional infrastructure and technology assets. The increase in depreciation due to investments made in new locations as well as the capital we have used for remodeling existing locations was mostly offset by certain existing assets reaching the end of their depreciable lives during fiscal 2014.

Selling, General and Administrative Expenses

	Fiscal Year 2015 Ended	Fiscal Year 2014 Ended	Fiscal 2015 vs Fiscal 2014	Fiscal Year 2013 Ended	Fiscal 2014 vs Fiscal 2013
($000s)	August 26, 2015	August 27, 2014	Increase/ (Decrease)	August 28, 2013	Increase/ (Decrease)
	(52 weeks)	(52 weeks)	(52 vs 52 weeks)	(52 weeks)	(52 vs 52 weeks)

Selling, general and administrative expenses	$35,557	$36,814	(3.4)%	$33,017	11.5%
Marketing and advertising expenses	3,201	3,872	(17.3)%	3,106	24.7%
Selling, general and administrative expenses	$38,758	$40,686	(4.7)%	$36,123	12.6%
As percent of total sales	9.8%	10.3%	(0.5)%	9.4%	0.9%

Selling, general and administrative expenses include corporate salaries and benefits-related costs, including restaurant area leaders, share-based compensation, professional fees, travel and recruiting expenses and other office expenses. Selling, general and administrative expenses decreased by approximately $1.9 million, or 4.7% in fiscal 2015 compared to fiscal 2014. The decrease was due primarily to a decrease in outside professional services costs, decreased marketing and advertising expense, lower expenditures for corporate supplies, lower health insurance costs, lower general liability insurance costs and a reduction in other corporate overhead costs; these cost reductions were partially offset by higher compensation expenses. As a percentage of total sales, Selling, general and administrative expenses decreased to 9.8% in fiscal 2015 compared to 10.3% in fiscal 2014 primarily due to decreases in the expenses enumerated above while total revenue remained relatively constant.

Selling, general and administrative expenses increased by approximately $4.6 million, or 12.6% in fiscal 2014 compared to fiscal 2013. The increase was due primarily to an increase in salary and benefits expense, outside professional services costs, technology and infrastructure costs and corporate travel costs. As a percentage of total sales, selling, general and administrative expenses increased to 10.3% in fiscal 2014 compared to 9.4% in fiscal 2013 primarily due to increases in the expenses enumerated above increasing at a greater rate than our ability to grow total sales in fiscal 2014.

Provision for asset impairments

The asset impairment of approximately $0.6 million in fiscal 2015 reflects the impairment of three leased Fuddruckers locations.

The asset impairment of approximately $2.5 million in fiscal 2014 reflects the impairment of one operating Luby’s Cafeteria, two operating Fuddruckers restaurants, two operating Cheeseburger in Paradise restaurants and nine closed Cheeseburger in Paradise restaurants.

The asset impairment of approximately $0.6 million in fiscal 2013 is related to one property held for sale, one operating Fuddruckers restaurant and one operating Koo Koo Roo Chicken Bistro ®restaurant as well as a reduction of the estimated fair value of used assets to be refurbished and reused.

Net Loss (Gain) on Disposition of Property and Equipment

The disposition of property and equipment in fiscal 2015 resulted in a net gain of approximately $4.0 million, which included (1) the gain on the disposition of three owned Luby’s Cafeteria locations; (2) the gain on the sale of two owned properties which we previously leased to a tenant offset by (3) normal asset retirement activity in our restaurants.

The disposition of property and equipment in fiscal 2014 resulted in a net gain of approximately $2.4 million, which included (1) the gain on the disposition of two owned Luby’s Cafeteria locations offset by (2) normal asset retirement activity in our restaurants.

The disposition of property and equipment in fiscal 2013 resulted in a net gain of approximately $1.7 million, which included (1) proceeds from the eminent domain disposition of part of a parking lot at a Luby’s Cafeteria location; (2) the gain on disposal at a Koo Koo Roo leased location and (3) a payment received for exiting a lease at one cafeteria location prior to the contractual lease expiration date offset by (4) normal asset retirement activity in our restaurants.

Interest Income

Interest income was $4 thousand in fiscal 2015 compared to $6 thousand in fiscal 2014, and compared to $9 thousand in fiscal 2013.

Interest Expense

Interest expense in fiscal 2015 increased approximately $1.1 million compared to fiscal 2014 on higher average debt balances. Interest expense in fiscal 2014 increased approximately $0.3 million compared to fiscal 2013 on higher average debt balances.

Other Income, Net

Other income, net, consisted primarily of the following components: net rental property income and expenses relating to property for which we are the landlord; prepaid sales tax discounts earned through our participation in state tax prepayment programs; and oil and gas royalty income; and dining card sales discounts.

Other income, net, was approximately $0.5 million in fiscal 2015 and $1.1 million in fiscal 2014. The decrease was primarily related to an increase in discounts related to sale of pre-paid gift cards. Other income, net was approximately $1.0 million in fiscal 2013.

Taxes

The income tax benefit related to continuing operations for fiscal 2015 was approximately $1.1 million compared to an income tax benefit of approximately $1.7 million for fiscal 2014. The income tax benefit in fiscal 2015 reflects the tax effect of the pre-tax loss for the year adjusted for state income taxes, general business and foreign tax credits. The income tax expense related to continuing operations for fiscal 2013 was $1.8 million.

Discontinued Operations

	Fiscal Year Ended
($000s)	August 26, 2015	August 27, 2014	August 28, 2013
	(52 weeks)	(52 weeks)	(52 weeks)

Discontinued operating losses	$(1,135)	$(1,608)	$(1,268)
Impairments	(90)	(1,199)	(663)
Net gains (losses)	117	(6)	5
Pretax loss	$(1,108)	$(2,813)	$(1,926)
Income tax benefit from discontinued operations	406	979	540
Loss from discontinued operations	$(702)	$(1,834)	$(1,386)

The loss from discontinued operations was $0.7 million in fiscal 2015 compared to a loss of $1.8 million in fiscal 2014. The loss of $0.7 million in fiscal 2015 included (1) $1.1 million in “carrying costs” (typically rent, property taxes, utilities, and maintenance) associated with assets that were related to discontinued operations; (2) impairment charges of approximately $0.1 million for certain assets related to discontinued operations; (3) approximately $0.1 million gain on sale of asset that were related to discontinued operations; offset by (4) a $0.4 million income tax benefit related to discontinued operations. The loss of $1.8 million in fiscal 2014 included (1) $1.6 million in “carrying costs” (typically rent, property taxes, utilities, and maintenance) associated with assets that were related to discontinued operations; (2) impairment charges of $1.2 million for certain assets related to discontinued operations; offset by (3) a $1.0 million income tax benefit related to discontinued operations. The loss of $1.4 million in fiscal 2013 included (1) $1.3 million in “carrying costs” (typically rent, property taxes, utilities, and maintenance) associated with assets that were related to discontinued operations; (2) impairment charges of $0.6 million for certain assets related to discontinued operations; offset by (3) a $0.5 million income tax benefit related to discontinued operations.

LIQUIDITY AND CAPITAL RESOURCES

Cash and Cash Equivalents

General. Our primary sources of short-term and long-term liquidity are cash flows from operations and our revolving credit facility.

Cash and cash equivalents decreased approximately $1.3 million as of the end of fiscal 2015 compared to the end of fiscal 2014. Cash provided by operating activities of approximately $10.3 million was offset by cash used in investing activities of approximately $7.0 million and cash used in financing activities of approximately $4.6 million.

Cash flow from operations was favorably impacted by increased restaurant sales in fiscal 2015 compared to fiscal 2014 but unfavorably impacted by increased cost of food, payroll and related costs and other operating costs. We decreased our net borrowings from our revolving credit facility in fiscal 2015 compared to fiscal 2014 primarily due to decreases in our capital expenditures and the utilization of net proceeds from property sales. We plan to continue the level of capital expenditures necessary to keep our restaurants attractive and operating efficiently.

Cash and cash equivalents increased approximately $1.3 million as of the end of fiscal 2014 compared to the end of fiscal 2013. Cash provided by operating activities of approximately $20.4 million and cash provided by financing activities of $22.9 million was offset by cash used in investing activities of approximately $42.0 million.

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

Our cash requirements for fiscal 2015 consisted principally of:

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

The following table summarizes our cash flows from operating, investing and financing activities:

	Fiscal Year Ended
	August 26, 2015	August 27, 2014	August 27, 2013
	(In thousands)
Total cash provided by (used in):
Operating activities	$10,316	$20,439	$29,442
Investing activities	(7,043)	(42,031)	(35,467)
Financing activities	(4,560)	22,852	6,330
Increase (decrease) in cash and cash equivalents	$(1,287)	$1,260	$305

Operating Activities. Cash flow from operating activities decreased from approximately $20.4 million in fiscal 2014 to approximately $10.3 million in fiscal 2015. The $10.1 million decrease in cash provided by operating activities was primarily due to a $0.3 million decrease in cash provided by operations before changes in operating assets and liabilities and a $9.8 million decrease in cash provided by changes in operating assets and liabilities.

The $0.3 million decrease in cash provided by operating activities before changes in operating assets and liabilities was primarily due to a $1.0 million decrease in company-owned restaurant segment level profit, $1.1 million increase in interest expense and an approximately $0.1 million decrease in CCS segment level profit partially offset $1.9 million decrease in selling, general and administrative expenses.

The $9.8 million decrease in cash provided by changes in operating assets and liabilities was primarily due to approximately $9.2 million decrease in the change of accounts payable, accrued expenses and other liabilities, approximately $1.2 million increase in prepaid expenses and other liabilities and approximately $1.0 million increase in trade accounts receivable and other receivables offset by approximately $1.6 million decrease in the change of food and supply inventories in fiscal 2015 compared to fiscal 2014.

Cash flow from operating activities decreased from $29.4 million in fiscal 2013 to $20.4 million in fiscal 2014. The $9.0 million decrease in cash flow from operating activities was primarily due to approximately $7.2 million decrease in cash provided by operations before changes in operating assets and liabilities and approximately $1.8 million decrease in cash provided by changes in operating assets and liabilities.

Investing Activities. We generally reinvest available cash flows from operations to develop new restaurants, enhance existing restaurants and to support culinary contract services. Cash used by investing activities was approximately $7.0 million in fiscal 2015 compared to cash used in investing activities of approximately $42.0 million in fiscal 2014. In fiscal 2015, proceeds from disposal of assets and property held for sale was $13.3 million including $1.6 million related to discontinued operations. In fiscal 2015, purchases of property and equipment was approximately $20.4 million, including $19.7 million in capital expenditures related to company-owned restaurants and $0.7 million in corporate related capital expenditures. Company-owned restaurant capital expenditures included purchases of new equipment and new restaurant construction. Our capital expenditure program includes, among other things, investments in new restaurants, restaurant remodeling, and information technology enhancements.

Cash used by investing activities was approximately $42.0 million in fiscal 2014 compared to cash used in investing activities of approximately $35.5 million in fiscal 2013. In fiscal 2014, proceeds from disposal of assets, insurance and property held for sale was approximately $4.1 million including $0.4 million related to discontinued operations. In fiscal 2014, purchases of property and equipment was approximately $46.2 million, including $42.5 million in capital expenditures related to company-owned restaurants, $3.6 million in corporate related capital expenditures and $0.1 million in capital expenditures related to CCS. Company-owned restaurant capital expenditures included purchases of new equipment and new restaurant construction. Our capital expenditure program includes, among other things, investments in new restaurants and CCS locations, restaurant remodeling, and information technology enhancements.

Financing Activities. Cash used in financing activities was approximately $4.6 million in fiscal 2015 and in fiscal 2014 cash provided by financing activities was approximately $22.9 million. In fiscal 2015, we decreased debt from $42.0 million at August 27, 2014 to $37.5 million at August 26, 2015. In fiscal 2015, we paid approximately $0.3 million in debt issuance costs and received approximately $0.2 million in proceeds from the exercise of employee stock options.

In fiscal 2014 we increased debt from $19.2 million at August 28, 2013 to $42.0 million at August 27, 2014. In fiscal 2014, we paid approximately $0.1 million in debt issuance costs and received approximately $0.1 million in proceeds from the exercise of employee stock options.

Status of Long-Term Investments and Liquidity

At August 26, 2015, we did not hold any long-term investments.

Status of Trade Accounts and Other Receivables, Net

We monitor the aging of our receivables, including Fuddruckers franchising related receivables, and record provisions for uncollectability, as appropriate. Credit terms of accounts receivable associated with our CCS business vary from 30 to 45 days based on contract terms.

Working Capital

Current assets decreased $0.8 million including a $1.3 million decrease in cash. Trade accounts and other receivables and prepaid expenses increased $1.1 million and $0.5 million, respectively. Food and supply inventories decreased $1.1 million. The $1.1 million increase in trade accounts and other receivables was primarily due to increases in receivables related to our culinary contract services. The $0.5 million increase in prepaid expenses was primarily due to prepayment of sales taxes and discounts on the sale of gift cards. The $1.1 million decrease in food and supply inventory was primarily due to a reduction in spending for restaurant supplies.

Current liabilities decreased $5.6 million due to a $6.1 million decrease in accounts payable and an increase in accrued expenses and other liabilities of $0.5 million. The $6.1 million decrease in accounts payable was due to a $1.5 million decrease in checks in transit and a $4.6 million decrease in accrued purchases. The increase of $0.5 million in accrued expenses and other liabilities is a result of increases in unredeemed gift cards of $1.3 million, taxes other than income taxes of $0.6 million partially offset by decreases in accruals for expenses in salaries and incentives of $1.1 million and income taxes, legal and other of $0.3 million.

CApital Expenditures

Capital expenditures consist of purchases of real estate for future restaurant sites, culinary contract services investments, new unit construction, purchases of new and replacement restaurant furniture and equipment, and ongoing remodeling programs. Capital expenditures for fiscal 2015 were approximately $20.4 million and related primarily to existing restaurant remodels, recurring maintenance of our existing units, investments in new technology and new restaurant construction. We expect to be able to fund all capital expenditures in fiscal 2016 using cash flows from operations, proceeds from the sale of assets and our available credit. In fiscal year 2016, we expect to invest less than $20.0 million, excluding the purchase of land for development, and not to exceed $25.0 million in capital expenditures.

DEBT

Revolving Credit Facility

In August 2013, we entered into a $70.0 million revolving credit facility with Wells Fargo Bank, National Association, as Administrative Agent, and Amegy Bank, National Association, as Syndication Agent. The following description summarizes the material terms of the revolving credit facility, as subsequently amended on March 21, 2014, November 7, 2014 and October 2, 2015, (the revolving credit facility is referred to as the “2013 Credit Facility”). The 2013 Credit Facility is governed by the credit agreement dated as of August 14, 2013 (the “2013 Credit Agreement”) among us, the lenders from time to time party thereto, Wells Fargo Bank, National Association, as Administrative Agent, and Amegy Bank, National Association, as Syndication Agent. The maturity date of the 2013 Credit Facility is September 1, 2017.

The 2013 Credit Facility also provides for the issuance of letters of credit in a maximum aggregate amount of $5.0 million outstanding as of August 14, 2013 and $15.0 million outstanding at any one time with prior written consent of the Administrative Agent and the Issuing Bank. At August 26, 2015, under the 2013 Credit Facility, the total available borrowing capacity was up to $30.7 million after applying the Lease Adjusted Leverage Ratio limitation.

Pursuant to the October 2, 2015 amendment, the total aggregate amount of the lenders’ commitments was lowered to $60.0 million from $70.0 million. After applying the Lease Adjusted Leverage Ratio Limitation, the available borrowing capacity was $20.7 million.

The 2013 Credit Facility is guaranteed by all of our present subsidiaries and will be guaranteed by our future subsidiaries. In addition to the bank’s increased commitment under the 2013 Credit Agreement, it may be increased to a maximum commitment of $90.0 million.

At any time throughout the term of the 2013 Credit Facility, we have the option to elect one of two basis of interest rates. One interest rate option is the greater of (a) the Federal Funds Effective Rate plus 0.50%, or (b) prime, plus, in either case, an applicable spread that ranges from 0.75% to 2.25% per annum. The other interest rate option is the London InterBank Offered Rate plus a spread that ranges from 2.50% to 4.00% per annum. The applicable spread under each option is dependent upon the ratio of our debt to EBITDA at the most recent determination date.

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

The 2013 Credit Facility is secured by a perfected first priority lien on certain of our real property and all of the material personal property owned by us or any of our subsidiaries, other than certain excluded assets (as defined in the Credit Agreement). At August 26, 2015, the carrying value of the collateral securing the 2013 Credit Facility was $116.7 million.

The 2013 Credit Agreement, as amended, contains the following covenants among others:

●

Debt Service Coverage Ratio of not less than (i) 1.10 to 1.00 at all times during the first, second and third fiscal quarters of the Borrower’s fiscal year 2015, (ii) 1.25 to 1.00 at all times during the fourth fiscal quarter of the Borrower’s fiscal year 2015, and (iii) 1.50 to 1.00 at all times thereafter.

●

Lease Adjusted Leverage Ratio of not more than (i) 5.75 to 1.00 at all times during the first, second and third fiscal quarters of the Borrower’s fiscal year 2015, (ii) 5.50 to 1.00 at all times during the fourth fiscal quarter of the Borrower’s fiscal year 2015, (iii) 5.25 to 1.00 at all times during the first fiscal quarter of the Borrower’s fiscal year 2016, (iv) 5.00 to 1.00 at all times during the second fiscal quarter of the Borrower’s fiscal year 2016, and (v) 4.75 to 1.00 at all times thereafter.

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

At February 12, 2014, as the result of losses incurred from our recently acquired leaseholds operating as Cheeseburger in Paradise restaurants, we reported our second consecutive quarterly net profit below our required minimum net profit as defined in the credit agreement. As part of the March 21, 2014 amendment we received a waiver of non-compliance related to this minimum consecutive quarterly net profit debt covenant for the second quarter fiscal 2014. The November 2014 amendment revised the net profit, debt service, lease adjusted leverage ratio, borrowing rates, provided for a $25.0 million annual capital expenditure limit, and required liens to be perfected on all real property by January 31, 2015. As part of the October 2, 2015 amendment, the Net Profit – Two Consecutive Quarters covenant was removed.

We were in compliance with the covenants contained in the 2013 Credit Agreement as amended as of August 26, 2015.

The 2013 Credit Agreement also includes customary events of default. If a default occurs and is continuing, the lenders’ commitments under the 2013 Credit Facility may be immediately terminated and/or we may be required to repay all amounts outstanding under the 2013 Credit Facility.

As of August 26, 2015, we had $37.5 million in outstanding loans and $1.1 million committed under letters of credit, which were issued as security for the payment of insurance obligations and $0.7 million in capital lease commitments.

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

Contractual Obligations

At August 26, 2015, we had contractual obligations and other commercial commitments as described below:

	Payments due by Period
Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	After 5 Years
	(In thousands)
Long-term debt (a)	$37,500	$—	$37,500	$—	$—
Capital lease and other obligations(b)	750	459	291	—	—
Operating lease obligations (c)	62,657	11,996	16,971	11,844	21,846
Uncertain tax positions liability (d)	63	63	—	—	—
Total	$100,970	$12,518	$54,762	$11,844	$21,846

	Amount of Commitment by Expiration Period
Other Commercial Commitments	Total	Fiscal 2016	Fiscal 2017-2018	Fiscal 2018-2019	Thereafter
	(In thousands)
Letters of credit	$1,085	$1,085	$—	$—	$—

(a)	Long-term debt consists of amounts owed on the 2013 Credit Facility.
(b)	Capital lease obligations contain leases for equipment ranging from one to two years and note relating to Fuddruckers Tulsa purchase plus interest on note.
(c)	Operating lease obligations contain rent escalations and renewal options ranging from one to twenty-five years.
(d)	The timing and amounts of future cash payments related to these liabilities are uncertain.

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

Long-term liabilities reflected in our consolidated financial statements as of August 26, 2015 included amounts accrued for benefit payments under our supplemental executive retirement plan of $0.1 million, accrued non-cash compensation of $0.1 million, accrued insurance reserves of $0.8 million and deferred rent liabilities of $2.6 million.

We are also contractually obligated to our Chief Executive Officer pursuant to an employment agreement. See “Affiliations and Related Parties” below for further information.

AFFILIATIONS AND RELATED PARTIES

Affiliate Services

Our Chief Executive Officer, Christopher J. Pappas, and one of our directors and our former Chief Operating Officer, Harris J. Pappas, own two restaurant entities (the “Pappas entities”) that may from time to time provide services to Luby’s, Inc. and its subsidiaries, as detailed in the Amended and Restated Master Sales Agreement dated November 8, 2013 among us and the Pappas entities (the “Master Sales Agreement”).

Under the terms of the Amended and Restated Master Sales Agreement, the Pappas entities may provide specialized (customized) equipment fabrication primarily for new construction and basic equipment maintenance, including stainless steel stoves, shelving, rolling carts, and chef tables. The total costs under the Amended and Restated Master Sales Agreement of custom-fabricated and refurbished equipment were zero, $4,000, and zero in fiscal 2015, 2014 and 2013, respectively. Services provided under this agreement are subject to review and approval by the Finance and Audit Committee of our Board of Directors.

Operating Leases

In the third quarter of the fiscal year 2004, Messrs. Pappas became partners in a limited partnership which purchased a retail strip center in Houston, Texas. Messrs. Pappas collectively own a 50% limited partner interest and a 50% general partner interest in the limited partnership. An independent third party company manages the center. One of the Company’s restaurants has rented approximately 7% of the space in that center since July 1969. No changes were made to the Company’s lease terms as a result of the transfer of ownership of the center to the new partnership.

On November 22, 2006, due to the approaching expiration of the previous lease, the Company executed a new lease agreement with respect to this property, which provides, effective upon the Company’s relocation and occupancy into the new space in July 2008, for a primary term of approximately 12 years with two subsequent five-year options. The new lease also gives the landlord an option to buy out the tenant on or after the calendar year 2015 by paying the then unamortized cost of improvements to the tenant. The Company is currently obligated to pay rent of $22.00 per square foot plus maintenance, taxes, and insurance for the remaining primary term of the lease. Thereafter, the lease provides for reasonable increases in rent at set intervals. The Company has made payments of approximately $416,000, $388,000 and $425,000 during fiscal years 2015, 2014 and 2013, respectively. The new lease agreement was approved by the Finance and Audit Committee of our Board of Directors.

In the third quarter of the fiscal year 2014, on March 12, 2014, the Company executed a new lease agreement which one of the Company’s Houston Fuddruckers location was purchased from a prior landlord by Pappas Restaurants, Inc., a 100% undivided interest. No changes were made to our lease terms as a result of the transfer of ownership. The lease provides for a primary term of approximately 6 years with two subsequent five-year options. Pursuant to the new ground lease agreement, the Company is currently obligated to pay $27.56 per square foot plus maintenance, taxes, and insurance from March 12, 2014 until November 30, 2016. Thereafter, the new ground lease agreement provides for reasonable increases in rent at set intervals. The Company made payments of $159,900 and $79,950 during fiscal years 2015 and 2014, respectively.

Affiliated rents paid for these Houston property leases represented 2.7%, 2.1% and 2.0% of the total rents for continuing operations in fiscal 2015, 2014 and 2013, respectively.

The following table compares current and prior two fiscal years charges incurred under the Amended and Restated Master Sales Agreement, affiliated property leases and other related party agreements to our total capital expenditures, as well as relative selling, general and administrative expenses and other operating expenses included in continuing operations:

	Fiscal Year Ended
	August 26, 2015	August 27, 2014	August 28, 2013
	(364 days)	(364 days)	(364 days)
	(In thousands)
AFFILIATED COSTS INCURRED:
Selling, general and administrative expenses—professional and other costs	$1	$—	$46
Capital expenditures—custom-fabricated and refurbished equipment	—	4	—
Other operating expenses, occupancy costs and opening costs, including property leases	576	468	425
Total	$577	$472	$471
RELATIVE TOTAL COMPANY COSTS:
Selling, general and administrative expenses	$38,758	$40,686	$36,123
Capital expenditures	20,378	46,184	31,339
Other operating expenses, occupancy costs and opening costs	86,753	85,745	81,448
Total	$145,889	$172,615	$148,910
AFFILIATED COSTS INCURRED AS A PERCENTAGE OF RELATIVE TOTAL COMPANY COSTS	0.40%	0.27%	0.32%

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

Peter Tropoli, our Chief Operating Officer, a member of our Board, and formerly our Senior Vice President, Administration, General Counsel and Secretary, is an attorney and stepson of Frank Markantonis, who is a director of Luby’s, Inc.

Paulette Gerukos, our Vice President of Human Resources, is the sister-in-law of Harris J. Pappas, who is a director of Luby’s, Inc.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our accounting policies are described in Note 1, “Nature of Operations and Significant Accounting Policies,” to our Consolidated Financial Statements included in Item 8 of Part II of this report. The Consolidated Financial Statements are prepared in conformity with accounting principles generally accepted in the United States. Preparation of the financial statements requires us to make judgments, estimates and assumptions that affect the amounts of assets and liabilities in the financial statements and revenues and expenses during the reporting periods. Management believes the following are critical accounting policies due to the significant, subjective and complex judgments and estimates used when preparing our consolidated financial statements. Management regularly reviews these assumptions and estimates with the Finance and Audit Committee of our Board of Directors.

Income Taxes

Our income tax expense, deferred tax assets and liabilities, and liabilities for unrecognized tax benefits reflect management’s best estimate of current and future taxes to be paid. We are subject to income taxes in the United States and a limited number of foreign jurisdictions, involving franchised locations in South America, Mexico, Canada and Italy. Significant judgments and estimates are required in the determination of the consolidated income tax expense. Deferred income taxes arise from temporary differences between the tax basis of assets and liabilities and their reported amounts in the financial statements, which will result in taxable or deductible amounts in the future, as well as from tax Net Operating Losses ("NOL") and tax credit carryovers. We establish a valuation allowance when we no longer consider it more likely than not that a deferred tax asset will be realized. In evaluating our ability to recover our deferred tax assets, we consider available positive and negative evidence, including scheduled reversals of deferred tax liabilities, tax-planning strategies, projected future taxable income, and results of recent operations.

Positive evidence that we consider includes the Company’s history of realizing fully its tax NOL and tax credit carryovers prior to expiration and the considered use of tax-planning strategies. The latter includes the acceleration of unrealized gains from our owned property locations through sale or exchange, if and when necessary on a selective basis, which we consider to be a significant piece of positive evidence. We regularly evaluate our portfolio owned properties, long-lived assets and their relative values, for many different business purposes, and have estimated the resulting unrealized net gains thereon to be of sufficient measure to recover our deferred tax assets, including tax NOL and tax credit carryovers. Assessments regarding our owned property locations involve the use of significant judgment and are consistent with the plans and estimates we are using to manage the underlying businesses. Tax-planning strategies involving the acceleration of unrealized gains, as well as the reversals of our deferred tax liabilities, are of the same character and should reverse in both the same period and jurisdiction as the temporary differences giving rise to the deferred tax. In evaluating negative evidence, we consider three years of cumulative operating income (loss). A significant contributor to the Company’s three year cumulative loss involves a number of underperforming locations, principally all of which have been disposed of under the Company’s disposal plan.

The Company has recorded a deferred tax asset of $10.8 million reflecting the benefit of $0.8 million in tax NOL and $10.0 tax credit carryover, which expire in varying amounts between fiscal year 2022 through 2034. Realization is dependent on generating sufficient taxable income, and if necessary gain on sale of owned property locations, prior to expiration of the tax NOL and tax credit carryovers. Although realization is not assured, management believes it is more likely than not that all of the deferred tax asset will be realized. The amount of the deferred tax asset considered realizable, however, could be reduced in the near term if estimates of unrealized appreciation of owned properties during the carryforward period are reduced or we are unable to generate positive cash flows from operations and proceeds from assets held for sale.

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

Tangible Property Regulations

In September 2013, the U.S. Treasury issued final regulations addressing the tax consequences associated with the acquisition, production and improvement of tangible property and which are generally effective for taxable years beginning on or after January 1, 2014, which for the Company is its year beginning August 28, 2014. We believe our accounting policies comply with the requirements of the repair regulations and there is no materials impact on our Consolidated Financial Statements.

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

For assets held for use, we estimate future cash flows using assumptions based on possible outcomes of the areas analyzed. If the undiscounted future cash flows are less than the carrying value of our location’s assets, we record an impairment based on an estimate of discounted cash flows. The estimates of future cash flows, based on reasonable and supportable assumptions and projections, require management’s subjective judgments. Assumptions and estimates used include operating results, changes in working capital, discount rate, growth rate, anticipated net proceeds from disposition of the property and if applicable, lease terms. The span of time for which future cash flows are estimated is often lengthy, increasing the sensitivity to assumptions made. The time span is longer and could be 20 to 25 years for newer properties, but only 5 to 10 years for older properties. Depending on the assumptions and estimates used, the estimated future cash flows projected in the evaluation of long-lived assets can vary within a wide range of outcomes. We consider the likelihood of possible outcomes in determining the best estimate of future cash flows. The measurement for such an impairment loss is then based on the fair value of the asset as determined by discounted cash flows. We operated 179 restaurants as of November 3, 2015 and periodically experience unanticipated changes in our assumptions and estimates. Those changes could have a significant impact on discounted cash flow models with a corresponding significant impact on the measurement of an impairment. Gains are not recognized until the assets are disposed.

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

Share-Based Compensation

Share-based compensation is recognized as compensation expense in the income statement utilizing the fair value on the date of the grant. The fair value of performance share based award liabilities are estimated based on a Monte Carlo simulation model. The fair value of restricted stock units is valued at the closing market price of our common stock at the date of grant. The fair value of each option award is estimated on the date of grant using the Black-Scholes option pricing model. Assumptions for volatility, expected option life, risk free interest rate and dividend yield are used in the model.

NEW ACCOUNTING PRONOUNCEMENTS

In July 2012, the Financial Accounting Standards Board (”FASB”) issued Accounting Standards Update (“ASU”) No. 2012-02, Testing Indefinite-Lived Intangible Assets for Impairment (Topic 350). This pronouncement was issued to simplify how entities test for impairment of indefinite-lived intangible assets. Under this pronouncement, an entity has the option first to assess qualitative factors to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired. In conclusion of this assessment, if an entity finds that it is not more likely that not than an indefinite-lived intangible asset is impaired, then the entity is not required to take further action. However, if an entity concludes otherwise, then it is required to determine the fair value of the indefinite-lived intangible asset and perform the quantitative impairment test by comparing the fair value with the carrying amount in accordance with Accounting Standards Codification (“ASC”) Topic 350, “Intangibles—Goodwill and Other.” This pronouncement is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012 with early adoption permitted. The adoption of this pronouncement did not have a material impact on the Company’s consolidated financial statements.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risk from changes in interest rates affecting our variable-rate debt. As of fiscal year-end 2015, the total amount of debt subject to interest rate fluctuations outstanding under our Amended New Credit Facility was $37.5 million. Assuming an average debt balance of $37.5 million, a 1.0% increase in prevailing interest rates would increase our annual interest expense by $0.4 million.

We are not currently using interest rate swaps to manage interest rate risk on our variable-rate debt.

We have exposure to various foreign currency exchange rate fluctuations for revenues generated by our operations outside of the United States, which can adversely impact our net income and cash flows. Approximately 0.12%, 0.08% and 0.06% of our total revenues in 2015, 2014 and 2013, respectively, were derived from sales to customers and royalties from franchisees outside the contiguous United States. All of this business is conducted in the local currency of the country the franchise operates. We do not enter into financial instruments to manage this foreign currency exchange risk.

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

Item  8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders

Luby’s, Inc.

We have audited the accompanying consolidated balance sheets of Luby’s, Inc. (a Delaware corporation) (and subsidiaries) (the "Company") as of August 26, 2015 and August 27, 2014, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended August 26, 2015. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Luby’s, Inc. and subsidiaries as of August 26, 2015 and August 27, 2014, and the results of their operations and their cash flows for each of the three years in the period ended August 26, 2015 in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of August 26, 2015, based on criteria established in Internal Control—Integrated Framework-2013 issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated November 9, 2015 expressed an unqualified opinion.

/s/ GRANT THORNTON LLP

Houston, Texas

November 9, 2015

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders

Luby’s, Inc.

We have audited the internal control over financial reporting of Luby’s, Inc. (a Delaware corporation) (and its subsidiaries) (the "Company") as of August 26, 2015, based on criteria established in Internal Control—Integrated Framework-2013 issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of August 26, 2015, based on criteria established in Internal Control—Integrated Framework-2013 issued by the Committee of Sponsoring Organization of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of the Company as of and for the year ended August 26, 2015, and our report dated November 9, 2015 expressed an unqualified opinion on those financial statements.

/s/ GRANT THORNTON LLP

Houston, Texas

November 9, 2015

 Luby’s, Inc.

Consolidated Balance Sheets

	August 26, 2015	August 27, 2014
	(In thousands, except share data)
ASSETS
Current Assets:
Cash and cash equivalents	$1,501	$2,788
Trade accounts and other receivables, net	5,175	4,112
Food and supply inventories	4,483	5,556
Prepaid expenses	3,388	2,815
Assets related to discontinued operations	24	52
Deferred income taxes	577	587
Total current assets	15,148	15,910
Property held for sale	4,536	991
Assets related to discontinued operations	4,014	4,204
Property and equipment, net	199,859	213,492
Intangible assets, net	22,570	24,014
Goodwill	1,643	1,681
Deferred income taxes	12,917	11,294
Other assets	3,571	3,849
Total assets	$264,258	$275,435
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$20,173	$26,269
Liabilities related to discontinued operations	417	590
Accrued expenses and other liabilities	23,958	23,107
Total current liabilities	44,548	49,966
Credit facility debt	37,500	42,000
Liabilities related to discontinued operations	190	278
Other liabilities	7,361	8,167
Total liabilities	89,599	100,411
Commitments and Contingencies
SHAREHOLDERS’ EQUITY
Common stock, $0.32 par value; 100,000,000 shares authorized; Shares issued were 29,134,603 and 28,949,523, respectively; Shares outstanding were 28,634,603 and 28,449,523, respectively	9,323	9,264
Paid-in capital	29,006	27,356
Retained earnings	141,105	143,179
Less cost of treasury stock, 500,000 shares	(4,775)	(4,775)
Total shareholders’ equity	174,659	175,024
Total liabilities and shareholders’ equity	$264,258	$275,435

The accompanying notes are an integral part of these Consolidated Financial Statements.

Luby’s, Inc.

Consolidated Statements of Operations

	Year Ended
	August 26, 2015	August 27, 2014	August 28, 2013
	(In thousands, except per share data)
SALES:
Restaurant sales	$370,192	$368,267	$360,001
Culinary contract services	16,401	18,555	16,693
Franchise revenue	6,961	7,027	6,937
Vending revenue	531	532	565
TOTAL SALES	394,085	394,381	384,196
COSTS AND EXPENSES:
Cost of food	107,053	106,254	103,052
Payroll and related costs	127,694	126,046	122,865
Other operating expenses	63,090	61,700	58,985
Occupancy costs	20,977	21,881	21,680
Opening costs	2,686	2,164	783
Cost of culinary contract services	14,786	16,847	15,604
Cost of franchise operations	1,668	1,733	1,629
Depreciation and amortization	21,367	20,062	18,376
Selling, general and administrative expenses	38,758	40,686	36,123
Provision for asset impairments	636	2,498	615
Net gain on disposition of property and equipment	(3,994)	(2,357)	(1,723)
Total costs and expenses	394,721	397,514	377,989
INCOME (LOSS) FROM OPERATIONS	(636)	(3,133)	6,207
Interest income	4	6	9
Interest expense	(2,336)	(1,247)	(920)
Other income, net	520	1,101	1,026
Income (loss) before income taxes and discontinued operations	(2,448)	(3,273)	6,322
Provision (benefit) for income taxes, net	(1,076)	(1,660)	1,775
Income (loss) from continuing operations	(1,372)	(1,613)	4,547
Loss from discontinued operations, net of income taxes	(702)	(1,834)	(1,386)
NET INCOME (LOSS)	$(2,074)	$(3,447)	$3,161
Income (loss) per share from continuing operations:
Basic	$(0.05)	$(0.06)	$0.16
Assuming dilution	$(0.05)	$(0.06)	$0.16
Loss per share from discontinued operations:
Basic	$(0.02)	$(0.06)	$(0.05)
Assuming dilution	$(0.02)	$(0.06)	$(0.05)
Net income (loss) per share:
Basic	$(0.07)	$(0.12)	$0.11
Assuming dilution	$(0.07)	$(0.12)	$0.11
Weighted-average shares outstanding:
Basic	28,974	28,812	28,618
Assuming dilution	28,974	28,812	28,866

The accompanying notes are an integral part of these Consolidated Financial Statements.

 Luby’s, Inc.

Consolidated Statements of Shareholders’ Equity

(In thousands)

	Common Stock
	Issued		Treasury
	Shares	Amount	Shares	Amount	Paid-In Capital	Retained Earnings	Total Shareholders’ Equity
Balance at August 29, 2012	28,677	$9,176	(500)	$(4,775)	$24,532	$143,465	$172,398
Net income for the year	—	—	—	—	—	3,161	3,161
Common stock issued under nonemployee director benefit plans	28	9	—	—	19	—	28
Common stock issued under employee benefit plans	80	26	—	—	350	—	376
Increase in excess tax benefits from share-based compensation	—	—	—	—	64	—	64
Share-based compensation expense	19	6	—	—	1,100	—	1,106
Balance at August 28, 2013	28,804	$9,217	(500)	$(4,775)	$26,065	$146,626	$177,133
Net loss for the year	—	—	—	—	—	(3,447)	(3,447)
Common stock issued under nonemployee director benefit plans	31	10	—	—	17	—	27
Common stock issued under employee benefit plans	63	20	—	—	78	—	98
Increase in excess tax benefits from share-based compensation	—	—	—	—	50	—	50
Share-based compensation expense	52	17	—	—	1,146	—	1,163
Balance at August 27, 2014	28,950	$9,264	(500)	$(4,775)	$27,356	$143,179	$175,024
Net loss for the year	—	—	—	—	—	(2,074)	(2,074)
Common stock issued under nonemployee director benefit plans	40	13	—	—	(13)	—	—
Common stock issued under employee benefit plans	82	26	—	—	164	—	190
Increase in excess tax benefits from share-based compensation	—	—	—	—	5	—	5
Share-based compensation expense	63	20	—	—	1,494	—	1,514
Balance at August 26, 2015	29,135	$9,323	(500)	$(4,775)	$29,006	$141,105	$174,659

The accompanying notes are an integral part of these Consolidated Financial Statements.

 Luby’s, Inc.

Consolidated Statements of Cash Flows

	Year Ended
	August 26, 2015	August 27, 2014	August 28, 2013
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(2,074)	$(3,447)	$3,161
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for asset impairments and gains on property sales	(3,385)	1,347	(451)
Depreciation and amortization	21,431	20,221	18,571
Amortization of debt issuance cost	204	123	112
Non-cash compensation expense	190	125	404
Share-based compensation expense	1,514	1,163	1,106
Tax benefit on share-based compensation	(5)	(50)	(64)
Deferred tax expense (benefit)	(1,996)	(3,348)	522
Cash provided by operating activities before changes in operating asset and liabilities	15,879	16,134	23,361
Changes in operating assets and liabilities:
Decrease (increase) in trade accounts and other receivables	(1,063)	(29)	10
Decrease (increase) in food and supply inventories	1,073	(530)	(903)
Decrease (increase) in prepaid expenses and other assets	(268)	917	356
Increase (decrease) in accounts payable, accrued expenses and other liabilities	(5,305)	3,947	6,618
Net cash provided by operating activities	10,316	20,439	29,442
CASH FLOWS FROM INVESTING ACTIVITIES:
Repayment of note receivable	57	23	80
Acquisition of Cheeseburger in Paradise	–	—	(10,169)
Proceeds from disposal of assets and property held for sale	13,278	4,130	5,961
Purchases of property and equipment	(20,378)	(46,184)	(31,339)
Net cash used in investing activities	(7,043)	(42,031)	(35,467)
CASH FLOWS FROM FINANCING ACTIVITIES:
Credit facility borrowings	108,000	105,900	69,700
Credit facility repayments	(112,500)	(83,100)	(63,500)
Debt issuance costs	(255)	(123)	(338)
Tax benefit on share-based compensation	5	50	64
Proceeds received on the exercise of employee stock options	190	125	404
Net cash provided by (used in) financing activities	(4,560)	22,852	6,330
Net increase (decrease) in cash and cash equivalents	(1,287)	1,260	305
Cash and cash equivalents at beginning of year	2,788	1,528	1,223
Cash and cash equivalents at end of year	$1,501	$2,788	$1,528

The accompanying notes are an integral part of these Consolidated Financial Statements.

Luby’s, Inc.

Notes to Consolidated Financial Statements

Fiscal Years 2015, 2014 and 2013

Note 1. Nature of Operations and Significant Accounting Policies

Nature of Operations

Luby’s, Inc. is based in Houston, Texas. As of August 26, 2015, the Company owned and operated 177 restaurants, with 128 in Texas and the remainder in other states. In addition, the Company received royalties from 106 franchises as of August 26, 2015 located primarily throughout the United States. The Company’s owned and franchised restaurant locations are convenient to shopping and business developments as well as to residential areas. Accordingly, the restaurants appeal to a variety of customers at breakfast, lunch and dinner. Culinary Contract Services consists of contract arrangements to manage food services for clients operating in primarily three lines of business: healthcare, higher education and corporate dining.

Reclassification of Certain Expenses

Marketing expenses and other certain non-store specific restaurant business segment costs have been reclassified from Payroll and related costs and Other operating expenses to Selling, general, and administrative expenses. The occupancy costs (mainly rent expense and property tax expense) for our centralized bakery and facility service center locations have also moved to Selling, general, and administrative expenses. Insurance costs directly associated with our restaurant property locations have been reclassified from Other operating expenses to Occupancy costs. Direct costs associated with our Culinary Contract Services business segment have been reclassified to Cost of culinary contract services. Direct costs associated with our Franchise Operations business segment have bene reclassified to a new expense line Cost of franchise operations.

Below is a summary of the reclassified expenses:

	Year Ended
	August 27, 2014	August 28, 2013
	(364 days)	(364 days)
	(In thousands)
Payroll and related costs
Payroll and related costs (previous classification)	$127,792	$123,864
Management training reclassification	(1,746)	(999)
Payroll and related costs (as reported)	126,046	122,865

Other operating expenses
Other operating expenses (previous classification)	68,820	64,918
Restaurant level marketing expense reclassification	(3,775)	(3,043)
Non-store specific travel and insurance expense reclassification[1]	(3,345)	(2,890)
Other operating expenses (as reported)	61,700	58,985

Occupancy costs
Occupancy costs (previous classification)	21,060	21,012
Property insurance expense reclassification	1,107	979
Centralized Bakery and Facility Service Center occupancy reclassification	(286)	(311)
Occupancy costs	21,881	21,680

Selling, general and administrative
General and administrative costs (previous classification)	35,038	32,217
Restaurant level marketing expense reclassification	3,775	3,043
Management training reclassification	1,699	999
Centralized bakery and Facility Service Center occupancy reclassification	286	311
Non-store specific travel and insurance expense reclassification	2,186	1,895
Culinary services administration costs reclassification	(618)	(707)
Franchise administration costs reclassification	(1,680)	(1,635)
Selling, general and administrative (as reported)	40,686	36,123

Cost of culinary contract services
Cost of culinary contract services (previous classification)	16,177	14,874
Culinary services administration costs reclassification[2]	670	730
Cost of culinary contract services (as reported)	16,847	15,604

Cost of franchise operations
Cost of franchise operations (previous reclassification)	—	—
Franchise administration costs reclassification[3]	1,733	1,629
Cost of franchise operations (as reported)	1,733	1,629

1 Reflects property and general liability insurance reclassified to Other operating expenses and corporate insurance reclassified to Selling, general and administrative expenses

2 Includes costs previously classified in General and administrative expenses ($618 and $707 in fiscal 2014 and 2013, respectively) and costs previously in Payroll and related costs, Other operating expenses and Occupancy costs

3 Includes costs previously classified in General and administrative expenses ($1,680 and $1,635 in fiscal 2014 and 2013, respectively) and costs previously in Payroll and related costs and Other operating expenses

Principles of Consolidation

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

Trade Accounts and Other Receivables, net

Receivables consist principally of amounts due from franchises, culinary contract service clients, catering customers and restaurant food sales to corporations. Receivables are recorded at the invoiced amount. The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in the Company’s existing accounts receivable. The Company determines the allowance based on historical loss experience for contract service clients, catering customers and restaurant sales to corporations. The Company determines the allowance for CCS receivables and franchise royalty and marketing and advertising receivables based on the franchisees’ and CCS clients’ unsecured default status. The Company periodically reviews its allowance for doubtful accounts. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote.

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

Self-Insurance Accrued Expenses

The Company self-insures a significant portion of expected losses under its workers’ compensation, employee injury and general liability programs. Accrued liabilities have been recorded based on estimates of the ultimate costs to settle incurred claims, both reported and not yet reported. These recorded estimated liabilities are based on judgments and independent actuarial estimates, which include the use of claim development factors based on loss history; economic conditions; the frequency or severity of claims and claim development patterns; and claim reserve management settlement practices.

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

Revenue from franchise royalties is recognized each fiscal period based on contractual royalty rates applied to the franchise’s restaurant sales each fiscal period. Royalties are accrued as earned and are calculated each period based on the franchisee’s reported sales. Area development fees and franchise fees are recognized as revenue when the Company has performed all material obligations and initial services. Area development fees are recognized proportionately with the opening of each new restaurant, which generally occurs upon the opening of the new restaurant. Until earned, these fees are accounted for as an accrued liability.

Cost of CCS

The cost of CCS includes all food, payroll and related expenses, other operating expenses and selling, general and administrative expenses related to culinary contract service sales. All depreciation and amortization, property disposal, asset impairment expenses associated with CCS are reported within those respective lines as applicable.

Cost of Franchise Operations

The cost of franchise operations includes all food, payroll and related expenses, other operating expenses and selling, general and administrative expenses related to franchise operations sales. All depreciation and amortization, property disposal, asset impairment expenses associated with franchise operations are reported within those respective lines as applicable.

Advertising Expenses

Advertising costs are expensed as incurred. Total advertising expense included in other operating expenses and selling, general and administrative expense was $4.4 million, $4.7 million and $3.9 million in fiscal 2015, 2014 and 2013, respectively.  We record advertising attributable to local store marketing and local community involvement efforts in other operating expenses; we record advertising attributable to our brand identity, our promotional offers, and our other marketing messages intended to drive guest awareness of our brands, in selling, general, and administrative expenses.  We believe this separation of our marketing and advertising costs assists with measurement of the profitability of individual restaurant locations by associating only the local store marketing efforts with the operations of each restaurant.

Advertising expense included in other operating expenses attributable to local store marketing was $1.2 million, $0.8 million and $0.8 million in fiscal 2015, 2014 and 2013, respectively.

Advertising expense included in selling, general and administrative expense was $3.2 million, $3.9 million and $3.1 million in fiscal 2015, 2014 and 2013, respectively.

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

Sales Taxes

GAAP provides that a company may adopt a policy of presenting sales taxes either gross within revenue or on a net basis. The Company presents these taxes on a net basis (excluded from revenue).

Discontinued Operations

Management evaluates unit closures for presentation in discontinued operations following guidance from ASC 205-20-55. To qualify for presentation as a discontinued operation, management determines if the closure or exit of a business location or activity meets the following conditions: (1) the operations and cash flows of the component have been (or will be) eliminated from the ongoing operations of the entity as a result of the disposal transaction and (2) there will not be any significant continuing involvement in the operations of the component after the disposal transaction. To evaluate whether these conditions are met, management considers whether the cash flows lost will not be recovered and generated by the ongoing entity, the level of guest traffic and sales transfer, the significance of the number of locations closed and expectancy of cash flow replacement by sales from new and existing locations, as well as the level of continuing involvement in the disposed operation. Operating and non-operating results of these locations are then classified and reported as discontinued operations of all periods presented.

Share-Based Compensation

Share-based compensation expense is estimated for equity awards at fair value at the grant date. The Company determines fair value of restricted stock awards based on the average of the high and low price of its common stock on the date awarded by the Board of Directors. The Company determines the fair value of stock option awards using a Black-Sholes option pricing model. The Black-Sholes option pricing model requires various judgmental assumptions including the expected dividend yield, stock price volatility and the expected life of the award. If any of the assumptions used in the model change significantly, share-based compensation expense may differ materially in the future, from that recorded in the current period. The fair value of performance share based award liabilities are estimated based on a Monte Carlo simulation model. For further discussion, see Note 14, “Share-Based Compensation,” below.

Earnings Per Share

Basic income per share is computed by dividing net income by the weighted-average number of shares outstanding, including restricted stock units, during each period presented. For the calculation of diluted net income per share, the basic weighted average number of shares is increased by the dilutive effect of stock options, determined using the treasury stock method.

Accounting Periods

The Company’s fiscal year ends on the last Wednesday in August. Accordingly, each fiscal year normally consists of 13 four-week periods, or accounting periods, accounting for 364 days in the aggregate. However, every fifth or sixth year, we have a fiscal year that consists of 53 weeks, accounting for 371 days in the aggregate; fiscal year 2016 will be such a year. Each of the first three quarters of each fiscal year consists of three four-week periods, while the fourth quarter normally consists of four four-week periods. However, the fourth quarter of fiscal year 2011, as a result of the additional week, consisted of three four-week periods and one five-week period, accounting for 17 weeks, or 119 days, in the aggregate. Fiscal 2013 and 2012 both contained 52 weeks. Comparability between quarters may be affected by the varying lengths of the quarters, as well as the seasonality associated with the restaurant business.

Beginning in fiscal 2016, we will change our fiscal quarter ending dates with the first fiscal quarter end being extended by one accounting period and the fiscal fourth quarter being reduced by one accounting period. The purpose of this change is in part to minimize the Thanksgiving calendar shift by extending the first fiscal quarter until after Thanksgiving. With this change in fiscal quarter ending dates, our first quarter will be 16 weeks, and the remaining three quarters will typically be 12 weeks in length. The fourth fiscal quarter will be 13 weeks in certain fiscal years to adjust for our standard 52 week, or 364 day, fiscal year compared to the 365 day calendar year. Fiscal 2016 is such a year where the fourth quarter will have 13 weeks, resulting in a 53 week fiscal year. Comparability between quarters may be affected by varying lengths of the quarters, as well as the seasonality associated with the restaurant business.

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

Subsequent Events

Events subsequent to the Company’s fiscal year ended August 26, 2015 through the date of issuance of the financial statements are evaluated to determine if the nature and significance of the event warrants inclusion in the Company’s annual report.

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

The Company has accounted for the fiscal 2013 acquisition of Cheeseburger in Paradise using the acquisition method and, accordingly, the results of operations related to this acquisition have been included in the consolidated results of the Company since the acquisition date. The Company incurred $0.4 million in acquisition costs which were expensed as incurred and classified as selling, general and administrative expenses on the consolidated statements of operations.

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

The Company will amortize the fair value allocated to the license agreement and trade name over an expected accounting life of 15 years based on the expected use of its assets and the restaurant environment in which it is being used. The Company recorded approximately $14 thousand of amortization expense for the fiscal year ended August 26, 2015, which is classified as depreciation and amortization expense in the accompanying consolidated statement of operations. Because the value of these assets will be amortized using the straight-line method over 15 years, the annual amortization will be $14 thousand in future years.

A portion of the acquired lease portfolio contained favorable leases. Acquired lease terms were compared to current market lease terms to determine if the acquired leases were below or above the current rates tenants would pay for similar leases. The favorable lease assets totaled $2.4 million, $2.6 million and $2.6 million in fiscal years 2015, 2014 and 2013, respectively, and are recorded in other assets. After considering renewal periods, the favorable lease assets have an estimated weighted average life of approximately 18.1 years, 19.1 years and 20.3 years at the end of the fiscal years 2015, 2014 and 2013, respectively. There were determined to be no unfavorable leases. The favorable leases are amortized to rent expense on a straight line basis over the lives of the related leases. The Company recorded $120 thousand, $126 thousand and $88 thousand of amortization for fiscal years ended 2015, 2014 and 2013, respectively, which is classified as additional rent expense in the accompanying consolidated statement of operations.

The following table shows the prospective amortization of the favorable lease asset:

	Fiscal Year Ended
	August 31, 2016	August 30, 2017	August 29, 2018	August 28, 2019	August 26, 2020
	(In thousands)
Favorable	$121	$121	$121	$121	$121

Annual depreciation expense will be approximately $0.5 million of the $6.4 million of property and equipment.

The Company also recorded an intangible asset for goodwill in the amount of $2.0 million. In fiscal 2015, the Company impaired goodwill $38 thousand. Goodwill is considered to have an indefinite useful life and is not amortized but is tested for impairment at least annually. The total amount of goodwill is expected to be deductible for income tax purposes.

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

Company-owned restaurants

Company-owned restaurants consists of several brands which are aggregated into one reportable segment due to the following: the nature of the products and services, the production processes, the customers, the methods used to distribute the products and services, the regulatory environment, and store level profit margin is similar. The chief operating decision maker analyzes Company-owned restaurant store level profit which is defined as restaurant sales, vending revenue less cost of food, payroll and related costs, and other operating expenses and occupancy costs. The primary brands are Luby’s Cafeteria, Fuddruckers and Cheeseburger in Paradise with a couple of non-core restaurant locations under other brand names. Both Luby’s Cafeteria and Fuddruckers are casual dining, counter service restaurants. Each restaurant is an operating segment because operating results and cash flow can be determined for each restaurant.

The total number of Company-owned restaurants at the end of fiscal years 2015, 2014 and 2013 were 177, 174 and 180, respectively.

Culinary Contract Services

CCS operation, branded as Luby’s Culinary Contract Services, consists of a business line servicing healthcare, higher education and corporate dining clients. The healthcare accounts are full service and typically include in-room delivery, catering, vending, coffee service and retail dining. CCS had contracts with long-term acute care hospitals, acute care medical centers, ambulatory surgical centers, behavioral hospitals, business and industry clients, and higher education institutions. Culinary Contract Services has the unique ability to deliver quality services that include facility design and procurement as well as nutrition and branded food services to our clients. The costs of Culinary Contract Services on the Consolidated Statements of Operations includes all food, payroll and related costs, other operating expenses, and other direct general and administrative expenses related to Culinary Contract Services sales.

The total number of Culinary Contract Services contracts at the end of fiscal 2015, 2014 and 2013 were 23, 25 and 21, respectively.

Franchising

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

The number of franchised restaurants at the end of fiscal 2015, 2014 and 2013 were 106, 110, 116, respectively.

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

	Fisal Year Ended
	August 26, 2015	August 27, 2014	August 28, 2013
	(In thousands)
Sales:
Company-owned restaurants(1)	$370,723	$368,799	$360,566
Culinary contract services	16,401	18,555	16,693
Franchise operations	6,961	7,027	6,937
Total	$394,085	$394,381	$384,196
Segment level profit:
Company-owned restaurants	$51,909	$52,918	$53,984
Culinary contract services	1,615	1,708	1,089
Franchise operations	5,293	5,294	5,308
Total	$58,817	$59,920	$60,381
Depreciation and amortization:
Company-owned restaurants	$18,080	$17,357	$16,417
Culinary contract services	164	409	440
Franchise operations	767	767	767
Corporate	2,356	1,529	752
Total	$21,367	$20,062	$18,376
Total assets:
Company-owned restaurants(2)	$218,492	$220,793	$203,850
Culinary contract services	1,644	2,724	3,547
Franchise operations (3)	13,034	13,906	14,674
Corporate(4)	31,088	38,012	28,574
Total	$264,258	$275,435	$250,645
Capital expenditures:
Company-owned restaurants	$19,726	$43,075	$30,741
Culinary contract services	18	64	95
Franchise operations	—	—	—
Corporate	634	3,045	503
Total	$20,378	$46,184	$31,339
Income (loss) before income taxes and discontinued operations:
Segment level profit	$58,817	$59,920	$60,381
Opening costs	(2,686)	(2,164)	(783)
Depreciation and amortization	(21,367)	(20,062)	(18,376)
Selling, general and administrative expenses	(38,758)	(40,686)	(36,123)
Provision for asset impairments	(636)	(2,498)	(615)
Net gain on disposition of property and equipment	3,994	2,357	1,723
Interest income	4	6	9
Interest expense	(2,336)	(1,247)	(920)
Other income, net	520	1,101	1,026
Total	$(2,448)	$(3,273)	$6,322

(1)	Includes vending revenue of $531, $532 and $565 thousand for the year ended August 26, 2015, August 27, 2014 and August 28, 2013, respectively.
(2)	Company-owned restaurants segment includes $10.6 million of Fuddruckers trade name, Cheeseburger in Paradise liquor licenses, and Jimmy Buffett intangibles.
(3)	Franchise operations segment includes approximately $12.2 million in royalty intangibles.
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

Non-recurring fair value measurements related to impaired property and equipment consisted of the following:

		Fair Value Measurement Using
	Fiscal Year Ended August 26, 2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Impairments
		(In thousands)
Continuing Operations
Property and equipment related to company-owned restaurants	$5,282	$—	$—	$5,282	$(636)

Discontinued Operations
Property and equipment related to corporate assets	$903	$—	$—	$903	$(90)

		Fair Value Measurement Using
	Fiscal Year Ended August 27, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Impairments
	(In thousands)
Continuing Operations
Property and equipment related to company-owned restaurants	$6,446	—	—	$6,446	$(2,498)
					$(2,498)
Discontinued Operations
Property and equipment related to corporate assets	$1,144	—	—	$1,144	$(1,200)

		Fair Value Measurement Using
	Fiscal Year Ended August 28, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Impairments
		(In thousands)
Continuing Operations
Property and equipment related to company-owned restaurants	$722	$—	$—	$722	$(462)
Property and equipment related to corporate assets	$447	$—	$—	$447	$(153)
					$(615)
Discontinued Operations
Property and equipment related to corporate assets	$3,159	$—	$—	$3,159	$(663)

Note 5. Trade Receivables and Other

Trade and other receivables, net, consist of the following:

	August 26, 2015	August 27, 2014
	(In thousands)
Trade and other receivables	$4,150	$2,940
Franchise royalties and marketing and advertising receivables	706	705
Trade receivables, unbilled	874	979
Allowance for doubtful accounts	(555)	(512)
Total, net	$5,175	$4,112

The Company does not have a concentration of credit risk in total trade and other receivables, net. CCS receivable balance at August 26, 2015 was $3.0 million, primarily the result of 10 contracts with balances of $0.01 million to $0.1 million per contract entity. The Company had certain customer’s contracts whose accounts receivable balances collectively represented approximately 30% of the Company’s total accounts receivables. Contract payment terms for its CCS customers’ receivables are due within 30 to 45 days.

The Company recorded receivables related to Fuddruckers franchise operations royalty and marketing and advertising payments from the franchisees, as required by their franchise agreements. Franchise royalty and marketing and advertising fund receivables balance at August 26, 2015 was $0.7 million. At August 26, 2015, the Company had 106 operating franchise restaurants with no concentration of accounts receivable.

The change in allowances for doubtful accounts for each of the years in the three-year periods ended as of the dates below is as follows:

	Fiscal Year Ended
	August 26, 2015	August 27, 2014	August 28, 2013
	(In thousands)
Beginning balance	$512	$586	$678
Provisions for doubtful accounts	51	61	(1)
Write-offs	(8)	(135)	(91)
Ending balance	$555	$512	$586

Note 6. Income Taxes

The following table details the categories of total income tax assets and liabilities for both continuing and discontinued operations resulting from the cumulative tax effects of temporary differences:

	August 26, 2015	August 27, 2014
	(In thousands)
Deferred income tax assets:
Workers’ compensation, employee injury, and general liability claims	$342	$158
Deferred compensation	137	354
Net operating losses	808	5
General business and foreign tax credits	10,011	8,911
Depreciation, amortization and impairments	1,484	1,379
Straight-line rent, dining cards, accruals, and other	3,930	3,719
Total deferred income tax assets	16,712	14,526
Deferred income tax liabilities:
Property taxes and other	1,765	1,576
Total deferred income tax liabilities	1,765	1,576
Net deferred income tax asset	$14,947	$12,950

The Company had deferred tax assets at August 26, 2015 of approximately $16.7 million, the most significant of which include the Company’s general business tax credits carryovers to future years of approximately $9.6 million of deferred tax assets, combined. This item may be carried forward up to twenty years for possible utilization in the future. The carryover of general business tax credits, beginning in fiscal 2002, will begin to expire at the end of fiscal 2022 through 2034, if not utilized by then.

Management has evaluated both positive and negative evidence, including its forecasts of the Company’s future operational performance and taxable income, adjusted by varying probability factors, in making a determination as to whether it is more likely than not that all or some portion of the deferred tax assets will be realized. Deferred income taxes arise from temporary differences between the tax basis of assets and liabilities and their reported amounts in the financial statements, which will result in taxable or deductible amounts in the future, as well as from tax NOL and tax credit carryovers. We establish a valuation allowance when we no longer consider it more likely than not that a deferred tax asset will be realized. In evaluating our ability to recover our deferred tax assets, we consider available positive and negative evidence, including scheduled reversals of deferred tax liabilities, tax-planning strategies, projected future taxable income, and results of recent operations.

Positive evidence that we consider includes the Company’s history of realizing fully its tax NOL and tax credit carryovers prior to expiration and the considered use of tax-planning strategies. The later includes the acceleration of unrealized gains from our owned property locations through sale or exchange, if and when necessary on a selective basis, which we consider to be a significant piece of positive evidence. We regularly evaluate our portfolio of owned properties, long-lived assets and their relative values, for many different business purposes, and have estimated the resulting unrealized net gains thereon to be of sufficient measure to recover our deferred tax assets, including tax NOL and tax credit carryovers. Tax-planning strategies involving the acceleration of unrealized gains, as well as the reversals of our deferred tax liabilities, are of the same character and should reverse in both the same period and jurisdiction as the temporary differences giving rise to the deferred tax. In evaluating negative evidence, we consider three years of cumulative operating income (loss). A significant contributor to the Company’s three year cumulative loss involves a number of underperforming locations, principally all of which have been disposed of under the Company’s disposal plan. The Company has recorded a deferred tax asset of $10.8 million reflecting the benefit of $0.8 million in tax NOL and $10.0 tax credit carryovers, which expire in varying amounts between fiscal 2022 and 2034. Realization is dependent on generating sufficient taxable income, and if necessary gain on sale of owned properties, prior to expiration of the tax NOL and tax credit carryovers. Management believes it is more likely than not that all of the deferred tax asset will be realized.

An analysis of the provision for income taxes for continuing operations is as follows:

	August 26, 2015	August 27, 2014	August 28, 2013
	(In thousands)
Current federal and state income tax expense	$523	$371	$614
Current foreign income tax expense	63	87	89
Deferred income tax expense (benefit)	(1,662)	(2,118)	1,072
Total income tax expense (benefit)	$(1,076)	$(1,660)	$1,775

Relative only to continuing operations, the reconciliation of the expense (benefit) for income taxes to the expected income tax expense (benefit), computed using the statutory tax rate, was as follows:

	Fiscal Year Ended
	August 26, 2015		August 27, 2014		August 28, 2013
	Amount	%	Amount	%	Amount	%
	(In thousands and as a percent of pretax income from continuing operations)
Income tax expense (benefit) from continuing operations at the federal rate	$(832)	34.0%	$(1,120)	34.0%	$2,149	34.0%
Permanent and other differences:
Federal jobs tax credits (wage deductions)	302	(12.3)	404	(12.3)	355	5.6
Stock options and restricted stock	74	(3.0)	54	(1.7)	50	0.8
Other permanent differences	60	(2.5)	185	(5.6)	68	1.1
State income tax, net of federal benefit	200	(8.2)	52	(1.6)	338	5.3
General Business Tax Credits	(888)	36.3	(1,187)	36.1	(1,043)	(16.5)
Other	8	(0.3)	(48)	1.5	(142)	(2.2)
Income tax expense (benefit) from continuing operations	$(1,076)	44.0%	$(1,660)	50.4%	$1,775	28.1%

For the fiscal year ended August 26, 2015, including both continuing and discontinued operations, the Company is estimated to report federal taxable income of approximately $4.7 million. The Company will be able to utilize NOL carryovers from prior years to reduce the current year federal income tax liability to zero.

For the fiscal year ended August 27, 2014, including both continuing and discontinued operations, the Company generated federal taxable loss of approximately $6.5 million.

For the fiscal year ended August 28, 2013, including both continuing and discontinued operations, the Company generated federal taxable income of approximately $4.1 million. The Company utilized NOL carryovers from prior years to reduce the current year federal tax liability to zero.

The IRS has periodically reviewed the Company’s federal income tax returns. The IRS concluded a review of the federal income tax return for fiscal year 2008 on March 12, 2011. The IRS made no changes to the return. The State of Texas examined the franchise tax filings for report years 2008 through 2011 based on accounting years 2007 through 2010 resulting in additional taxes of $33,000. The State of Louisiana is currently examining income tax returns for fiscal years 2013 and 2014.

Prior to fiscal 2010, the Company operated in five states and was subject to state and local income taxes in addition to federal income taxes. With the acquisition of Fuddruckers restaurants at the end of fiscal 2010 and Cheeseburger in Paradise in fiscal 2013, the Company has income tax filing requirements in over 30 states.

There were no payments of federal income taxes in fiscal 2013, 2014 or 2015. State income tax payments were approximately $0.5 million each year during fiscal 2013, 2014 and 2015.

The following table is a reconciliation of the total amounts of unrecognized tax benefits at the beginning and end of fiscal years 2013, 2014 and 2015 (in thousands):

Balance at August 29, 2012	$970
Decrease based on prior year tax positions	(273)
Interest Expense	72
Balance as of August 28, 2013	$769
Decrease based on prior year tax positions	(707)
Interest Expense	—
Balance as of August 27, 2014	$62
Interest Expense	1
Balance as of August 26, 2015	$63

The unrecognized tax benefits would favorably affect the Company’s effective tax rate in future periods if they are recognized. The estimate of interest associated with unrecognized benefits is approximately $1 thousand as of August 26, 2015. The Company has included interest or penalties related to income tax matters as part of income tax expense (or benefit).

It is reasonably possible that the amount of unrecognized tax benefits with respect to our uncertain tax positions could significantly increase or decrease within 12 months. However, based on the current status of examinations, it is not possible to estimate the future impact, if any, to recorded uncertain tax positions as August 26, 2015.

Management believes that adequate provisions for income taxes have been reflected in the financial statements and is not aware of any significant exposure items that have not been reflected in the financial statements. Amounts considered probable of settlement within one year have been included in the accrued expenses and other liabilities in the accompanying consolidated balance sheet.

Tangible Property Regulations

In September 2013, the U.S. Treasury issued final regulations addressing the tax consequences associated with the acquisition, production and improvement of tangible property and which are generally effective for taxable years beginning on or after January 1, 2014, which for the Company was its year beginning August 28, 2014. The Company plans to timely adopt these regulations and, at this time, has not evaluated the impact of these regulations on its consolidated financial statements.

Note 7. Property and Equipment, Intangible Assets and Goodwill

The cost, net of impairment, and accumulated depreciation of property and equipment at August 26, 2015 and August 27, 2014, together with the related estimated useful lives used in computing depreciation and amortization, were as follows:

	August 26, 2015	August 27, 2014	Estimated Useful Lives (years)
	(In thousands)
Land	$63,298	$69,767		—
Restaurant equipment and furnishings	85,642	77,967	3	to	15
Buildings	159,391	156,308	20	to	33
Leasehold and leasehold improvements	29,229	26,389		Lesser of lease term or estimated useful life
Office furniture and equipment	3,559	2,997	3	to	10
Construction in progress	504	10,313		—
	341,623	343,741
Less accumulated depreciation and amortization	(141,764)	(130,249)
Property and equipment, net	$199,859	$213,492
Intangible assets, net	$22,570	$24,014		21
Goodwill	$1,643	$1,681

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

Intangible assets, net, also includes the license agreement and trade name related to Cheeseburger in Paradise and the value of the acquired licenses and permits allowing the sales of beverages with alcohol. These assets have an expected accounting life of 15 years from the date of acquisition December 6, 2012.

The aggregate amortization expense related to intangible assets subject to amortization for fiscal years 2015, 2014 and 2013 was $1.4 million, $1.5 million and $1.6 million, respectively. The aggregate amortization expense related to intangible assets subject to amortization is expected to be $1.4 million in each of the next five successive years.

The following table presents intangible assets as of August 26, 2015 and August 27, 2014:

	August 26, 2015			August 27, 2014
	(In thousands)			(In thousands)
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible Assets Subject to Amortization:

Fuddruckers trade name and franchise agreements	$29,607	$(7,166)	$22,441	$29,607	$(5,767)	$23,840

Cheeseburger in Paradise trade name and license agreements	$416	$(287)	$129	$416	$(242)	$174

Intangible assets, net	$30,023	$(7,453)	$22,570	$30,023	$(6,009)	$24,014

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

The Company performs a goodwill impairment test annually and more frequently when negative conditions or a triggering event arise. After an assessment of certain qualitative factors, if it is determined to be more likely than not that the fair value of a reporting unit is less than its carrying amount, entities must perform the quantitative analysis of the goodwill impairment test. Otherwise, the quantitative test(s) become optional. For the annual analysis in fiscal years 2014 and 2015, the Company elected to bypass the qualitative assessment and proceeded directly to performing the first step of the goodwill impairment test. In future periods, the Company may determine that facts and circumstances indicate use of the qualitative assessment may be the most reasonable approach. Management performed its formal annual assessment as of the second quarter each fiscal year. The individual restaurant level is the level at which goodwill is assessed for impairment under ASC 350. In accordance with our understanding of ASC 350, we have allocated the goodwill value to each reporting unit in proportion to each location’s fair value at the date of acquisition. The result of these assessments were impairment of goodwill of $38 thousand and $0.5 million in fiscal years 2015 and 2014, respectively. The Company will formally perform additional assessments on an interim basis if an event occurs or circumstances exist that indicate that it is more likely than not that a goodwill impairment exists. As of November 3, 2015, of the 23 locations that were acquired, eight locations remain operating as Cheeseburger in Paradise restaurants, eight locations were closed and converted to Fuddruckers restaurants, two locations where the option to extend the lease was not exercised, two locations subleased to franchisees and three closed and held for future use. The remaining three locations closed may also be converted to Fuddruckers, which continues as a contingency strategy from when the acquisition was initially consummated. As we are not moving any of the former Cheeseburger in Paradise restaurants out of their respective market, the goodwill associated with the acquired location and market area is expected to be realized through operating these former Cheeseburger in Paradise branded restaurants as Fuddruckers branded restaurants. The Company has experience converting and opening new restaurant locations and the Fuddruckers brand units have positive cash flow history. This historical data was considered when completing our fair value estimates for recovery of the remaining net book value including goodwill. In addition, we included the incremental conversion costs in our cash flow projections when completing our routine impairment of long-lived assets testing. Management has therefore performed valuations using a discounted cash flow analysis for each of its restaurants to determine the fair value of each reporting unit for comparison with the reporting unit’s carrying value.

Goodwill was approximately $1.6 million as of August 26, 2015 and approximately $1.7 million as of August 27, 2014 and relates to our Company-owned restaurants reportable segment.

Note 8. Current Accrued Expenses and Other Liabilities

The following table sets forth current accrued expenses and other liabilities as of August 26, 2015 and August 27, 2014:

	August 26, 2015	August 27, 2014
	(In thousands)
Salaries, compensated absences, incentives, and bonuses	$5,435	$6,504
Operating expenses	1,118	1,280
Unredeemed gift cards and certificates	5,472	4,144
Taxes, other than income	7,760	6,943
Accrued claims and insurance	1,267	1,076
Income taxes, legal and other	2,906	3,160
Total	$23,958	$23,107

Note 9. Other Long-Term Liabilities

The following table sets forth other long-term liabilities as of August 26, 2015 and August 27, 2014:

	August 26, 2015	August 27, 2014
	(In thousands)
Workers’ compensation and general liability insurance reserve	$846	$729
Capital leases	291	758
Deferred rent and unfavorable leases	5,849	6,450
Deferred compensation	222	125
Other	153	105
Total	$7,361	$8,167

Note 10. Debt

Revolving Credit Facility

In August 2013, the Company entered into a revolving credit facility with Wells Fargo Bank, National Association, as Administrative Agent, and Amegy Bank, National Association, as Syndication Agent. The following description summarizes the material terms of the revolving credit facility, as subsequently amended on March 21, 2014, November 7, 2014 and October 2, 2015, (the revolving credit facility is referred to as the “2013 Credit Facility”). The 2013 Credit Facility is governed by the credit agreement dated as of August 14, 2013 (the “2013 Credit Agreement”) among the Company, the lenders from time to time party thereto, Wells Fargo Bank, National Association, as Administrative Agent, and Amegy Bank, National Association, as Syndication Agent. The maturity date of the 2013 Credit Facility is September 1, 2017.

The aggregate amount of the lenders’ commitments under the 2013 Credit Facility was $70.0 million as of August 28, 2013. The 2013 Credit Facility also provides for the issuance of letters of credit in a maximum aggregate amount of $5.0 million outstanding as of August 14, 2013 and $15.0 million outstanding at any one time with prior written consent of the Administrative Agent and the Issuing Bank. At August 26, 2015, under the 2013 Credit Facility, the total available borrowing capacity was up to $30.7 million after applying the Lease Adjusted Leverage Ratio Limitation.

Pursuant to the October 2, 2015 amendment, the total aggregate amount of lenders’ commitments was lowered to $60.0 million from $70.0 million. After applying the Lease Adjusted Leverage Ratio Limitation, the available borrowing capacity was $20.7 million.

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

The 2013 Credit Facility is secured by a perfected first priority lien on certain of the Company’s real property and all of the material personal property owned by the Company or any of its subsidiaries, other than certain excluded assets (as defined in the 2013 Credit Agreement). At August 26, 2015, the carrying value of the collateral securing the 2013 Credit Facility was $116.7 million.

The 2013 Credit Agreement, as amended, contains the following covenants among others:

●

Debt Service Coverage Ratio of not less than (i) 1.10 to 1.00 at all times during the first, second and third fiscal quarters of the Borrower’s fiscal year 2015, (ii) 1.25 to 1.00 at all times during the fourth fiscal quarter of the Borrower’s fiscal year 2015, and (iii) 1.50 to 1.00 at all times thereafter.

●

Lease Adjusted Leverage Ratio of not more than (i) 5.75 to 1.00 at all times during the first, second and third fiscal quarters of the Borrower’s fiscal year 2015, (ii) 5.50 to 1.00 at all times during the fourth fiscal quarter of the Borrower’s fiscal year 2015, (iii) 5.25 to 1.00 at all times during the first fiscal quarter of the Borrower’s fiscal year 2016, (iv) 5.00 to 1.00 at all times during the second fiscal quarter of the Borrower’s fiscal year 2016, and (v) 4.75 to 1.00 at all times thereafter.

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

The Company was in compliance with the covenants contained in the Credit Agreement as of August 26, 2015.

The 2013 Credit Agreement also includes customary events of default. If a default occurs and is continuing, the lenders’ commitments under the 2013 Credit Facility may be immediately terminated and/or the company may be required to repay all amounts outstanding under the 2013 Credit Facility.

As of August 26, 2015, the Company had $37.5 million in outstanding loans and $1.1 million committed under letters of credit, which the company reissued as security for the payment of insurance obligations and $0.7 million in capital lease commitments.

Interest Expense

Total interest expense incurred for fiscal 2015, 2014 and 2013 was $2.3 million, $1.2 million and $0.9 million, respectively. Interest paid was approximately $2.1 million, $1.4 million and $0.8 million in fiscal 2015, 2014 and 2013, respectively. No interest expense was allocated to discontinued operations in fiscal 2015, 2014 or 2013. Interest was capitalized on properties in fiscal 2015, 2014 and 2013, in the amounts of $80, $269 thousand and zero, respectively.

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

The Company recognized the following impairment charges (credits) to income from operations:

	Fiscal Year Ended
	August 26, 2015	August 27, 2014	August 28, 2013
	(In thousands, except per share data)
Provision for asset impairments	$636	$2,498	$615
Net gain on disposition of property and equipment	(3,994)	(2,357)	(1,723)

	$(3,358)	$141	$(1,108)
Effect on EPS:
Basic	$0.12	$—	$0.04
Assuming dilution	$0.12	$—	$0.04

The $0.6 million charge in fiscal 2015 is related to three operating Fuddruckers restaurants.

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

Discontinued Operations

On March 21, 2014, the Board of Directors of the Company approved a plan focused on improving cash flow from the acquired Cheeseburger in Paradise leasehold locations. On March 24, 2014, the Company announced that it has initiated a plan focused on improving cash flow from the recently acquired Cheeseburger in Paradise leasehold locations. This underperforming Cheeseburger in Paradise leasehold disposal plan called for five or more units to be closed by the end of Fiscal 2014 and disposed of within 12 months. As of August 26, 2015, five locations have been closed for disposal and reclassified to discontinued operations.

As a result of the first quarter fiscal year 2010 adoption of the Company’s Cash Flow Improvement and Capital Redeployment Plan, the Company reclassified 24 Luby’s Cafeterias to discontinued operations. As of August 26, 2015, two locations remain, one is under lease to a third party and one remains held for sale.

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

Assets related to discontinued operations include accounts receivable, accrued liabilities, prepaid expenses, deferred taxes, unimproved land, closed restaurant properties and related equipment for locations classified as discontinued operations. The following table sets forth the assets and liabilities for all discontinued operations:

	August 26, 2015	August 27, 2014
	(In thousands)
Prepaid expenses	$24	$52
Assets related to discontinued operations—current	$24	$52
Property and equipment	$2,211	$2,817
Other assets	1,803	1,387
Assets related to discontinued operations—non-current	$4,014	$4,204
Deferred income taxes	$343	$308
Accrued expenses and other liabilities	74	282
Liabilities related to discontinued operations—current	$417	$590
Other liabilities	$190	$278
Liabilities related to discontinued operations—non-current	$190	$278

As of August 26, 2015, under both closure plans, the Company had six properties classified as discontinued operations assets and the asset carrying value of the owned properties was $1.9 million and is included in assets related to discontinued operations. The asset carrying values of the ground leases were previously impaired to zero.

The Company is actively marketing all but one of these properties for sale and the Company’s results of discontinued operations will be affected by the disposal of properties related to discontinued operations to the extent proceeds from the sales exceed or are less than net book value.

The following table sets forth the sales and pretax losses reported for all discontinued locations:

	Fiscal Year Ended
	August 26, 2015	August 27, 2014	August 28, 2013
	(In thousands, except locations)
Sales	$—	$4,691	$6,153

Pretax loss	$(1,108)	$(2,813)	$(1,926)
Income tax benefit on discontinued operations	$406	$979	$540
Loss on discontinued operations	$(702)	$(1,834)	$(1,386)
Discontinued locations closed during the period	0	5	0

The following table summarizes discontinued operations for fiscal 2015, 2014 and 2013:

	Fiscal Year Ended
	August 26, 2015	August 27, 2014	August 28, 2013
	(In thousands, except per share data)
Discontinued operating losses	$(1,135)	$(1,607)	$(1,268)
Impairments	(90)	(1,199)	(663)
Gains (losses)	117	(7)	5
Net loss	$(1,108)	$(2,813)	$(1,926)
Income tax benefit from discontinued operations	406	979	540
Loss from discontinued operations	$(702)	$(1,834)	$(1,386)
Effect on EPS from discontinued operations—decrease—basic	$(0.02)	$(0.06)	$(0.05)

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

Property held for sale includes unimproved land, closed restaurant properties and related equipment for locations not classified as discontinued operations. The specific assets are valued at the lower of net depreciable value or net realizable value. The Company actively markets all locations classified as property held for sale.

At August 26, 2015, the Company had four owned properties recorded at approximately $4.5 million in property held for sale.

At August 27, 2014, the Company had one owned properties recorded at approximately $1.0 million in property held for sale.

At August 28, 2013, the Company had one owned property recorded at approximately $0.4 million in property held for sale.

The Company’s results of continuing operations will be affected to the extent proceeds from sales exceed or are less than net book value.

A roll forward of property held for sale for fiscal 2015, 2014 and 2013 is provided below (in thousands):

Balance as of August 29, 2012	$602
Disposals	0
Net impairment charges	(153)
Balance as of August 28, 2013	$449
Disposals	(449)
Net transfers to property held for sale	991
Balance as of August 27, 2014	$991
Disposals	(3,203)
Net transfers to property held for sale	6,748
Balance as of August 26, 2015	$4,536

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

Construction Activity

From time to time, the Company enters into non-cancelable contracts for the construction of its new restaurants. This construction activity exposes the Company to the risks inherent in new construction including but not limited to rising material prices, labor shortages, delays in getting required permits and inspections, adverse weather conditions, and injuries sustained by workers. The Company has no non-cancelable contracts as of August 26, 2015.

Note 13. Operating Leases

The Company conducts part of its operations from facilities that are leased under non-cancelable lease agreements. Lease agreements generally contain a primary term of five to 30 years with options to renew or extend the lease from one to 25 years. As of August 26, 2015, the Company has lease agreements for 95 properties which include the Company’s corporate office, facility service warehouses and restaurant properties. The leasing terms of the 95 properties consist of 10 properties expiring in less than one year, 60 properties expiring between one and five years and the remaining 25 properties having current terms that are greater than five years. Of the 95 leased properties, 73 properties have options remaining to renew or extend the lease.

A majority of the leases include periodic escalation clauses. Accordingly, the Company follows the straight-line rent method of recognizing lease rental expense.

As of August 26, 2015, the Company has entered into noncancelable operating lease agreements for certain office equipment with terms ranging from 36 to 72 months.

Annual future minimum lease payments under noncancelable operating leases with terms in excess of one year as of August 26, 2015 are as follows:

Year Ending:	(In thousands)
August 31, 2016	11,996
August 30, 2017	9,232
August 29, 2018	7,739
August 28, 2019	6,808
August 26, 2020	5,036
Thereafter	21,846
Total minimum lease payments	$62,657

Most of the leases are for periods of fifteen to thirty years and some leases provide for contingent rentals based on sales in excess of a base amount.

Total rent expense for operating leases for the last three fiscal years was as follows:

	Year Ended
	August 26, 2015	August 27, 2014	August 28, 2013
	(In thousands, except percentages)
Minimum rent-facilities	$12,521	$13,160	$13,718
Contingent rentals	129	251	182
Minimum rent-equipment	805	829	818
Total rent expense (including amounts in discontinued operations)	$13,455	$14,240	$14,718
Percent of sales	3.4%	3.6%	3.8%

See Note 15, “Related Parties,” for lease payments associated with related parties.

Note 14. Share-Based Compensation

We have two active share-based stock plans, the Employee Stock Plan and the Nonemployee Director Stock Plan. Both plans authorize the granting of stock options, restricted stock and other types of awards consistent with the purpose of the plans.

Of the 1.1 million shares approved for issuance under the Nonemployee Director Stock Plan, 0.8 million options, restricted stock units and restricted stock awards were granted, 0.1 million options were cancelled or expired and added back into the plan. Approximately 0.4 million shares remain available for future issuance as of August 26, 2015. In 2015, the Company approved a Total Shareholder Return, “TSR”, Performance Based Incentive Plan which provides for a right to receive an unspecified number of shares of common stock under the Employee Stock Plan based on the total shareholder return ranking compared to a selection of peer companies over a three-year cycle. The award value varies from 0% to 200% of a base amount, as a result of the Company’s TSR performance in comparison to its peers over the measurement period. The fair value of the performance shares liability at the end of Fiscal 2017, of $0.5 million, has been determined based on a Monte Carlo simulation model. Based on this estimate, management will accrue expense ratably over the three-year service period. As of August 26, 2015, the Company has recorded $0.1 million in non-cash compensation expense in selling, general and administrative expenses related to its TSR Performance Based Incentive Plan. The number of shares at the end of the three-year period will be determined as the award value divided by the closing stock price on the last day of fiscal 2017. A valuation estimate of the future liability associated with each fiscal year's performance award plan will be performed periodically with adjustments made to the outstanding liability at each reporting period, as appropriate. Compensation cost for share-based payment arrangements under the Nonemployee Director Stock Plan, recognized in selling, general and administrative expenses for fiscal years 2015, 2014 and 2013 was approximately $0.7 million, $0.6 million and $0.3 million, respectively.

Of the 2.6 million shares approved for issuance under the Employee Stock Plan, 5.2 million options and restricted stock units were granted, 3.0 million options and restricted stock units were cancelled or expired and added back into the plan. Approximately 0.4 million shares remain available for future issuance as of August 26, 2015. Compensation cost for share-based payment arrangements under the Employee Stock Plan, recognized in selling, general and administrative expenses for fiscal years 2015, 2014 and 2013 was approximately $0.9 million, $0.7 million and $0.8 million, respectively.

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

Option awards under the Nonemployee Director Stock Plan generally vest 100% on the first anniversary of the grant date and expire ten years from the grant date. No options were granted under the Nonemployee Director Stock Plan in fiscal years 2015, 2014 or 2013. No options to purchase shares remain outstanding, under this plan, as of August 26, 2015.

Options granted under the Employee Stock Plan generally vest 25% on the anniversary date of each grant and expire six years from the date of the grant. However, options granted to executive officers under the Employee Stock Plan vest 50% on the first anniversary date of the grant date, 25% on the second anniversary of the grant date and the remaining 25% vest on the third anniversary of the grant date and expire ten years from the grant date. All options granted in fiscal years 2015, 2014 and 2013 were granted under the Employee Stock Plan. Options to purchase 1,288,099 shares at options prices from $3.44 to $11.10 per share remain outstanding as of August 26, 2015.

The Company has segregated option awards into two homogenous groups for the purpose of determining fair values for its options because of differences in option terms and historical exercise patterns among the plans. Valuation assumptions are determined separately for the two groups which represent, respectively, the Employee Stock Plans and the Nonemployee Director Stock Option Plan. The assumptions are as follows:

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

The fair value of each option award is estimated on the date of the grant using the Black-Scholes option pricing model which determine inputs as shown in the following table for options granted under the Employee Stock Plan:

	Fiscal Year Ended
	August 26, 2015	August 27, 2014	August 28, 2013
	(In thousands, except percentages)
Dividend yield	0%	—	0%
Volatility	42.30%	—	44.49%
Risk-free interest rate	1.41%	—	0.72%
Expected life (in years)	5.61	—	4.25

No options were granted during fiscal year ended August 27, 2014.

A summary of the Company’s stock option activity for the three fiscal years ended August 26, 2015, August 27, 2014 and August 28, 2013 is presented in the following table:

	Shares Under Fixed Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
			(Years)	(In thousands)
Outstanding at August 29, 2012	1,177,769	$6.30	3.1	$1,500
Granted	109,335	5.95	0	0
Exercised	(93,973)	4.29	0	0
Forfeited/Expired	(310,363)	9.85	0	0
Outstanding at August 28, 2013	882,768	$5.23	4.7	$2,042
Exercised	(29,253)	4.27	0	0
Forfeited/Expired	(52,761)	10.30	0	0
Outstanding at August 27, 2014	800,754	$4.95	4.1	$583
Granted	628,060	4.49	0	0
Exercised	(57,007)	3.45	0	0
Forfeited/Expired	(83,708)	5.47	0	0
Outstanding at August 26, 2015	1,288,099	$4.76	6.5	$350
Exercisable at August 26, 2015	594,549	$4.94	3.7	$240

The intrinsic value for stock options is defined as the difference between the current market value and the grant price.

At August 26, 2015, there was approximately $0.7 million of total unrecognized compensation cost related to unvested options that are expected to be recognized over a weighted-average period of 2.2 years.

The weighted-average grant-date fair value of options granted during fiscal years 2015 and 2013 was $1.83 and $2.44 per share, respectively. There was no grant of options during fiscal year 2014.

During fiscal years 2015, 2014 and 2013, cash received from options exercised was approximately $190,000, $125,000 and $404,000, respectively.

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

A summary of the Company’s restricted stock unit activity during fiscal years is presented in the following table:

	Restricted Stock Units	Weighted Average Fair Value	Weighted- Average Remaining Contractual Term
		(Per share)	(In years)
Unvested at August 29, 2012	163,946	$4.83	1.8
Granted	274,290	6.17	–
Vested	(14,000)	3.46	–
Unvested at August 28, 2013	424,236	$5.74	2.1
Granted	63,238	7.09	–
Vested	(80,233)	5.39	–
Forfeited	(9,404)	5.79	–
Unvested at August 27, 2014	397,837	$6.03	1.6
Granted	84,495	4.54	–
Vested	(72,915)	4.55	–
Forfeited	0	–	–
Unvested at August 26, 2015	409,417	$5.98	1.6

At August 26, 2015, there was approximately $1.8 million of total unrecognized compensation cost related to unvested restricted stock units that is expected to be recognized over a weighted-average period of 1.6 years.

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

Supplemental Executive Retirement Plan

The Company has a Supplemental Executive Retirement Plan (“SERP”) designed to provide benefits for selected officers at normal retirement age with 25 years of service equal to 50% of their final average compensation offset by Social Security, profit sharing benefits, and deferred compensation. None of the Company’s executive officers participates in the Supplemental Executive Retirement Plan. Some of the officers designated to participate in the plan have retired and are receiving benefits under the plan. Accrued benefits of all actively employed participants become fully vested upon termination of the plan or a change in control (as defined in the plan). The plan is unfunded and the Company is obligated to make benefit payments solely on a current disbursement basis. On December 6, 2005, the Board of Directors voted to amend the SERP and suspend the further accrual of benefits and participation. As a result, a curtailment gain of approximately $88,000 was recognized. The net benefit recognized for the SERP for the years ended August 26, 2015, August 27, 2014 and August 28, 2013, was zero, and the unfunded accrued liability included in “Other Liabilities” on the Company’s consolidated Balance Sheets as of August 26, 2015 and August 27, 2014 was approximately $71,000 and $83,000, respectively.

Nonemployee Director Phantom Stock Plan

Under the Company’s Nonemployee Director Phantom Stock Plan (“Phantom Stock Plan”), nonemployee directors deferred portions of their retainer and meeting fees which, along with certain matching incentives, were credited to phantom stock accounts in the form of phantom shares priced at the market value of the Company’s common stock on the date of grant. Additionally, the phantom stock accounts were credited with dividends, if any, paid on the common stock represented by phantom shares. Authorized shares (100,000 shares) under the Phantom Stock Plan were fully depleted in early fiscal year 2003; since that time, no deferrals, incentives or dividends have been credited to phantom stock accounts. As participants cease to be directors, their phantom shares are converted into an equal number of shares of common stock and issued from the Company’s treasury stock. As of August 26, 2015, 29,627 phantom shares remained unissued under the Phantom Stock Plan.

401(k) Plan

The Company has a voluntary 401(k) employee savings plan to provide substantially all employees of the Company an opportunity to accumulate personal funds for their retirement. The Company matches 25% of participants’ contributions made to the plan up to 6% of their salary. The net expense recognized in connection with the employer match feature of the voluntary 401(k) employee savings plan for the years ended August 26, 2015, August 27, 2014 and August 28, 2013, was $261,000, $501,000 and $421,000, respectively.

Note 15. Related Parties

Affiliate Services

The Company’s Chief Executive Officer, Christopher J. Pappas, and Harris J. Pappas, a Director of the Company, own two restaurant entities (the “Pappas entities”) that may provide services to the Company and its subsidiaries, as detailed in the Master Sales Agreement dated December 9, 2005 among the Company and the Pappas entities.

Under the terms of the Master Sales Agreement, the Pappas entities continue to provide specialized (customized) equipment fabrication primarily for new construction and basic equipment maintenance, including stainless steel stoves, shelving, rolling carts, and chef tables. The total costs under the Master Sales Agreement of custom-fabricated and refurbished equipment in fiscal 2015, 2014 and 2013 were approximately zero, $4,000 and zero, respectively. The decrease in fiscal 2013 was primarily due to fewer restaurant openings in fiscal year 2013 than fiscal 2012. Services provided under this agreement are subject to review and approval by the Finance and Audit Committee of the Company’s Board of Directors.

Operating Leases

In the third quarter of fiscal 2004, Messrs. Pappas became partners in a limited partnership which purchased a retail strip center in Houston, Texas. Messrs. Pappas collectively own a 50% limited partnership interest and a 50% general partnership interest in the limited partnership. A third party company manages the center. One of the Company’s restaurants has rented approximately 7% of the space in that center since July 1969. No changes were made to the Company’s lease terms as a result of the transfer of ownership of the center to the new partnership. The Company made payments of approximately $416,000 $388,000 and $426,000 in fiscal years 2015, 2014 and 2013, respectively, under the lease agreement which currently includes an annual base rate of $22.00 per square foot.

On November 22, 2006, the Company executed a new lease agreement with respect to this shopping center. Effective upon the Company’s relocation and occupancy into the new space in July 2008, the new lease agreement provides for a primary term of approximately 12 years with two subsequent five-year options and gives the landlord an option to buy out the tenant on or after the calendar year 2015 by paying the then unamortized cost of improvements to the tenant. The Company is currently obligated to pay rent of $22.00 per square foot plus maintenance, taxes, and insurance during the remaining primary term of the lease. Thereafter, the lease provides for reasonable increases in rent at set intervals. The new lease agreement was approved by the Finance and Audit Committee.

In the third quarter of fiscal year 2014, on March 12, 2014, the Company executed a new lease agreement which one of the Company’s Houston Fuddruckers location was purchased from a prior landlord by Pappas Restaurants, Inc., a 100% undivided interest. No changes were made to our lease terms as a result of the transfer of ownership. The lease provides for a primary term of approximately six years with two subsequent five-year options. Pursuant to the new ground lease agreement, the Company is currently obligated to pay $27.56 per square foot plus maintenance, taxes, and insurance from March 12, 2014 until November 30. 2016. Thereafter, the new ground lease agreement provides for reasonable increases in rent at set intervals. The Company made payments of $159,900 and $79,950 during fiscal years 2015 and 2014, respectively.

Affiliated rents paid for the Houston property lease represented 2.7%, 2.1% and 2.0% of total rents for continuing operations for fiscal years 2015, 2014 and 2013, respectively.

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

Key Management Personnel

In December 2014, Christopher Pappas and the Company entered into an amendment to Mr. Pappas’ existing employment agreement to extend the termination date thereof to August 2016. Mr. Pappas continues to devote his primary time and business efforts to the Company while maintaining his role at Pappas Restaurants, Inc.

On December 20, 2011, the Board of Directors of the Company approved the renewal of a consultant agreement with Ernest Pekmezaris, the Company’s former Chief Financial Officer. The agreement expired on July 31, 2013. Under the agreement, Mr. Pekmezaris furnished to the Company advisory and consulting services related to finance and accounting matters and other related consulting services. Mr. Pekmezaris is also the Treasurer of Pappas Restaurants, Inc. Compensation for the services provided by Mr. Pekmezaris to Pappas Restaurants, Inc. is paid entirely by that entity.

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

Note 16. Common Stock

At August 26, 2015, the Company had 500,000 shares of common stock reserved for issuance upon the exercise of outstanding stock options.

Treasury Shares

In February 2008, the Company acquired 500,000 treasury shares for $4.8 million.

Note 17. Earnings Per Share

A reconciliation of the numerators and denominators of basic earnings per share and earnings per share assuming dilution is shown in the table below:

	Fiscal Year Ended
	August 26, 2015	August 27, 2014	August 28, 2013
	(In thousands, except per share data)
Numerator:
Income (loss) from continuing operations	$(1,372)	$(1,613)	$4,547
Net income (loss)	$(2,074)	$(3,447)	$3,161
Denominator:
Denominator for basic earnings per share—weighted-average shares	28,974	28,812	28,618
Effect of potentially dilutive securities:
Employee and non-employee stock options	—	—	248
Denominator for earnings per share assuming dilution	28,974	28,812	28,866
Income (loss) from continuing operations:
Basic	$(0.05)	$(0.06)	$0.16
Assuming dilution (a)	$(0.05)	$(0.06)	$0.16
Net income (loss) per share:
Basic	$(0.07)	$(0.12)	$0.11
Assuming dilution (a)	$(0.07)	$(0.12)	$0.11

(a)

Potentially dilutive shares not included in the computation of net income per share because to do so would have been antidilutive amounted to 77,000 in fiscal year 2015, 180,000 in fiscal year 2014 and zero shares in fiscal year 2013. Additionally, stock options with exercise prices exceeding market close prices that were excluded from the computation of net income per share amounted to 415,000 shares in fiscal year 2015, 143,000 shares in fiscal year 2014 and 67,000 shares in fiscal year 2013.

Note 18. Quarterly Financial Information

The following tables summarize quarterly unaudited financial information for fiscal years 2015 and 2014.

	Quarter Ended (a)
	August 26, 2015	May 6, 2015	February 11, 2015	November 19, 2014
	(112 days)	(84 days)	(84 days)	(84 days)
	(In thousands, except per share data)
Restaurant sales	$115,361	$88,788	$85,486	$80,557
Franchise revenue	2,197	1,578	1,605	1,581
Culinary contract services	4,408	3,624	3,771	4,598
Vending revenue	175	112	119	125
Total sales	122,141	94,102	90,981	86,861
Income (loss) from continuing operations	141	2,532	(1,229)	(2,816)
Loss from discontinued operations	(190)	(179)	(130)	(203)
Net income (loss)	(49)	2,353	(1,359)	(3,019)
Net income (loss) per share:
Basic	—	0.08	(0.05)	(0.11)
Assuming dilution	—	0.08	(0.05)	(0.11)
Costs and Expenses
(As a percentage of restaurant sales)
Cost of food	28.5%	28.4%	29.8%	29.2%
Payroll and related costs	34.3%	33.8%	34.5%	35.6%
Other operating expenses	17.7%	16.1%	16.6%	17.6%
Occupancy costs	5.4%	5.4%	5.8%	6.1%

	Quarter Ended (a)
	August 27, 2014	May 7, 2014	February 12, 2014	November 20, 2013
	(112 days)	(84 days)	(84 days)	(84 days)
	(In thousands, except per share data)
Restaurant sales	$115,375	$90,010	$82,930	$79,952
Franchise revenue	2,284	1,684	1,545	1,514
Culinary contract services	5,772	4,534	3,979	4,270
Vending revenue	174	131	115	112
Total sales	123,605	96,359	88,569	85,848
Income (loss) from continuing operations	(1,081)	1,742	(1,581)	(693)
Loss from discontinued operations	(366)	(12)	(603)	(853)
Net income (loss)	(1,447)	1,730	(2,184)	(1,546)
Net income (loss) per share:
Basic	(0.05)	0.06	(0.08)	(0.05)
Assuming dilution	(0.05)	0.06	(0.08)	(0.05)
Costs and Expenses
(As a percentage of restaurant sales)
Cost of food	29.1%	28.6%	29.0%	28.6%
Payroll and related costs	34.5%	32.9%	34.9%	34.7%
Other operating expenses	17.5%	15.8%	16.3%	17.2%
Occupancy costs	6.1%	5.5%	6.2%	6.0%

(a)	The quarters ended August 26, 2015 and August 27, 2014 consists of four four-week periods. All other quarters presented represent three four-week periods.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

We have had no disagreements with our accountants on any accounting or financial disclosures.

Item 9A. Controls and Procedures

Evaluation of Disclosure Control and Procedures

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of August 26, 2015. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of August 26, 2015, our disclosure controls and procedures were effective in providing reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Because of its inherent limitations, internal control over financial reporting may not prevent or detect material misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework-2013 issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation, we concluded that our internal control over financial reporting was effective as of August 26, 2015.

Grant Thornton LLP, the independent registered public accounting firm that audited the Consolidated Financial Statements included in this report, has also audited the effectiveness our internal control over financial reporting as of August 26, 2015, as stated in their attestation report which is included under Item 8 of this report.

Attestation Report of the Registered Public Accounting Firm

Included in Item 8 of this report.

Changes in Internal Control over Financial Reporting

Except as noted above, there were no changes in our internal control over financial reporting during the quarter ended August 26, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None

PART III

Item 10. Directors, Executive Officers and Corporate Governance

There is incorporated in this Item 10 by reference that portion of our definitive proxy statement for the 2016 annual meeting of shareholders appearing therein under the captions “Election of Directors,” “Corporate Governance,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Executive Officers,” and “Certain Relationships and Related Transactions.”

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

Item 11. Executive Compensation

There is incorporated in this Item 11 by reference that portion of our definitive proxy statement for the 2016 annual meeting of shareholders appearing therein under the captions “Compensation Discussion and Analysis—Executive Compensation,” “—Executive Compensation Committee Report,” “—Compensation Tables and Information,” “—Director Compensation,” and “Corporate Governance—Executive Compensation Committee—Compensation Committee Interlocks.”

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

There is incorporated in this Item 12 by reference that portion of our definitive proxy statement for the 2016 annual meeting of shareholders appearing therein under the captions “Ownership of Equity Securities in the Company” and “Principal Shareholders.”

Item 13. Certain Relationships and Related Transactions, and Director Independence

There is incorporated in this Item 13 by reference that portion of our definitive proxy statement for the 2016 annual meeting of shareholders appearing therein under the captions, “Corporate Governance Guidelines—Director Independence” and “Certain Relationships and Related Transactions.”

Item 14. Principal Accountant Fees and Services

There is incorporated in this Item 14 by reference that portion of our definitive proxy statement for the 2016 annual meeting of shareholders appearing therein under the caption “Fees Paid To The Independent Registered Public Accounting Firm.”

PART IV

Item 15. Exhibits, Financial Statement Schedules

1.	Financial Statements

The following financial statements are filed as part of this Report:

Consolidated balance sheets at August 26, 2015 and August 27, 2014.

Consolidated statements of operations for each of the three years in the period ended August 26, 2015.

Consolidated statements of shareholders’ equity for each of the three years in the period ended August 26, 2015.

Consolidated statements of cash flows for each of the three years in the period ended August 26, 2015.

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

The following exhibits are filed as a part of this Report:

3(a)

Amended and Restated Certificate of Incorporation of Luby’s, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended February 11, 2009, filed on March 20, 2009 (File No. 001-08308)).

3(b)	Bylaws of Luby’s, Inc., as amended through July 9, 2008 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on July 14, 2008 (File No. 001-08308)).

3(c)	Amendment to Bylaws of Luby’s, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on October 6, 2015 (File No. 001-08308)).

4(a)

Rights Agreement dated January 27, 2011 between Luby’s, Inc. and American Stock Transfer & Trust Company, LLC, as Rights Agent (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on February 2, 2011 (File No. 001-08308)).

4(b)

First Amendment to Rights Agreement, dated as of December 3, 2013, between Luby’s, Inc. and American Stock Transfer & Trust Company, LLC (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on December 3, 2013 (File No. 001-08308)).

10(a)

Credit Agreement dated as of November 9, 2009, among the Company, the lenders party thereto, Wells Fargo Bank, National Association, as Administrative Agent, and Amegy Bank, National Association, as Syndication Agent (incorporated by reference to Exhibit 4(l) to the Company’s Annual Report on Form 10-K for the fiscal year ended August 26, 2009, filed November 9, 2009 (File No. 001-08308)).

10(b)

First Amendment to Credit Agreement, dated as of January 31, 2010, among the Company, the lenders from time to time party thereto, Wells Fargo Bank, National Association, as Administrative Agent, and Amegy Bank National Association, as Syndication Agent (incorporated by reference to Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended February 10, 2010, filed on March 19, 2010 (File No. 001-08308)).

10(c)

Second Amendment to Credit Agreement, dated as of July 26, 2010, among the Company, the lenders from time to time party thereto, Wells Fargo Bank, National Association, as administrative agent, and Amegy Bank National Association, as syndication agent (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on July 27, 2010 (File No. 001-08308)).

10(d)

Third Amendment to Credit Agreement, dated as of September 30, 2010, among the Company, the lenders from time to time party thereto, Wells Fargo Bank, National Association, as administrative agent, and Amegy Bank National Association, as syndication agent (incorporated by reference to Exhibit 4(f) to the Company’s Annual Report on Form 10-K for the fiscal year ended August 25, 2010, filed on November 8, 2010 (File No. 001-08308)).

10(e)

Fourth Amendment to Credit Agreement, dated as of October 30, 2010, among the Company, the lenders from time to time party thereto, Wells Fargo Bank, National Association, as administrative agent, and Amegy Bank National Association, as syndication agent (incorporated by reference to Exhibit 4(g) to the Company’s Annual Report on Form 10-K for the fiscal year ended August 25, 2010, filed on November 8, 2010 (File No. 001-08308)).

10(f)

Fifth Amendment to Credit Agreement, dated as of August 25, 2011, among the Company, the lenders from time to time party thereto, Wells Fargo Bank, National Association, as administrative agent, and Amegy Bank National Association, as syndication agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 30, 2011 (File No. 001-08308)).

10(g)

Sixth Amendment to Credit Agreement, dated as of October 20, 2011, among the Company, the lenders from time to time party thereto, Wells Fargo Bank, National Association, as administrative agent, and Amegy Bank National Association, as syndication agent (incorporated by reference to Exhibit 4(i) to the Company’s Annual Report on Form 10-K for the fiscal year ended August 29, 2012, filed on November 13, 2012 (File No. 001-08308)).

10(h)

Seventh Amendment to Credit Agreement, dated as of February 14, 2013, among the Company, the lenders from time to time party thereto, Wells Fargo Bank, National Association, as administrative agent, and Amegy Bank National Association, as syndication agent (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended February 13, 2013, filed on March 25, 2013 (File No. 001-08308)).

10(i)

Credit Agreement, dated as of August 14, 2013, among the Company, the lenders from time to time party thereto, Wells Fargo Bank, National Association, as administrative agent, and Amegy Bank National Association, as syndication agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed August 19, 2013 (File No. 001-08308)).

10(j)

First Amendment to Credit Agreement, dated as March 21, 2014, among the Company, the lenders from time to time party thereto, Wells Fargo Bank, National Association, as administrative agent, and Amegy Bank National Association, as syndication agent (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on March 27, 2014 (File No. 001-08308)).

10(k)

Second Amendment to Credit Agreement, dated as November 7, 2014, among the Company, the lenders from time to time party thereto, Wells Fargo Bank, National Association, as administrative agent, and Amegy Bank National Association, as syndication agent (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on November 12, 2014 (File No. 001-08308)).

10(l)

Third Amendment to Credit Agreement, dated as October 2, 2015, among the Company, the lenders from time to time party thereto, Wells Fargo Bank, National Association, as administrative agent, and Amegy Bank National Association, as syndication agent (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on October 6, 2015 (File No. 001-08308)).

10(m)

Nonemployee Director Deferred Compensation Plan of Luby’s Cafeterias, Inc. adopted October 27, 1994 (incorporated by reference to Exhibit 10(g) to the Company’s Quarterly Report on Form 10-Q for the quarter ended November 30, 1994, filed on January 11, 1995 (File No. 001-08308)).*

10(n)

Amendment to Nonemployee Director Deferred Compensation Plan of Luby’s Cafeterias, Inc. adopted January 14, 1997 (incorporated by reference to Exhibit 10(m) to the Company’s Quarterly Report on Form 10-Q for the quarter ended February 28, 1997, filed on April 11, 1997 (File No. 001-08308)).*

10(o)

Amendment to Nonemployee Director Deferred Compensation Plan of Luby’s Cafeterias, Inc. adopted March 19, 1998 (filed as Exhibit 10(o) to the Company’s Quarterly Report on Form 10-Q for the quarter ended February 28, 1998, filed on April 13, 1998 (File No. 001-08308)).*

10(p)

Amended and Restated Nonemployee Director Stock Plan of Luby’s, Inc. adopted January 20, 2005, as amended January 24, 2007, as amended April 14, 2008 (filed as Exhibit 10(f) to the Company’s Annual Report on Form 10-K for the fiscal year ended August 27, 2008, filed on November 7, 2008 (File No. 001-08308)).*

10(q)

Second Amended and Restated Nonemployee Director Stock Plan of Luby’s, Inc. adopted January 25, 2013 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended February 13, 2013, filed March 25, 2013 (File No. 001-08308)).*

10(r)

Luby’s Cafeterias, Inc. Supplemental Executive Retirement Plan dated May 30, 1996 (incorporated by reference to Exhibit 10(j) to the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 1996, filed on November 26, 1996 (File No. 001-08308)).*

10(s)

Amendment to Luby’s Cafeterias, Inc. Supplemental Executive Retirement Plan adopted January 14, 1997 (incorporated by reference to Exhibit 10(r) to the Company’s Quarterly Report on Form 10-Q for the quarter ended February 28, 1997, filed on April 11, 1997 (File No. 001-08308)).*

10(t)

Amendment to Luby’s Cafeterias, Inc. Supplemental Executive Retirement Plan adopted January 9, 1998 (incorporated by reference to Exhibit 10(u) to the Company’s Quarterly Report on Form 10-Q for the quarter ended February 28, 1998, filed April 13, 1998 (File No. 001-08308)).*

10(u)

Amendment to Luby’s Cafeterias, Inc. Supplemental Executive Retirement Plan adopted May 21, 1999 (incorporated by reference to Exhibit 10(q) to the Company’s Quarterly Report on Form 10-Q for the quarter ended May 31, 1999, filed July 14, 1999 (File No. 001-08308)).*

10(v)

Luby’s Incentive Stock Plan adopted October 16, 1998 (incorporated by reference to Exhibit 10(cc) to the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 1998, filed November 25, 1998 (File No. 001-08308)).*

10(w)

Amended and Restated Luby’s Incentive Stock Plan adopted January 19, 2006 (incorporated by reference to Exhibit 10(ee) to the Company’s Quarterly Report on Form 10-Q for the quarter ended February 15, 2006, filed March 28, 2006 (File No. 001-08308)).*

10(x)

Registration Rights Agreement dated March 9, 2001, by and among Luby’s, Inc., Christopher J. Pappas, and Harris J. Pappas (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed March 15, 2001 (File No. 001-08308)).

10(y)

Asset Purchase Agreement, dated as of June 23, 2010, by and among Luby’s, Inc., Fuddruckers, Inc., Magic Brands, LLC, Atlantic Restaurant Ventures, Inc., R. Wes, Inc., Fuddruckers of Howard County, LLC and Fuddruckers of White Marsh, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 29, 2010 (File No. 001-08308)).

10(z)

Amendment to Asset Purchase Agreement, dated as of July 26, 2010, by and among Luby’s Fuddruckers Restaurants, LLC, Fuddruckers, Inc., Magic Brands, LLC, Atlantic Restaurant Ventures, Inc., R. Wes, Inc., Fuddruckers of Howard County, LLC and Fuddruckers of White Marsh, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 27, 2010 (File No. 001-08308)).

10(aa)

Luby’s, Inc. Amended and Restated Nonemployee Director Phantom Stock Plan effective September 28, 2001 (incorporated by reference to Exhibit 10(dd) to the Company’s Quarterly Report on Form 10-Q for the quarter ended February 13, 2002, filed on March 29, 2002 (File No. 001-08308)).*

10(bb)

Form of Indemnification Agreement entered into between Luby’s, Inc. and each member of its Board of Directors initially dated July 23, 2002 (incorporated by reference to Exhibit 10(gg) to the Company’s Annual Report on Form 10-K for the fiscal year ended August 28, 2002, filed on November 27, 2002 (File No. 001-08308)).

10(cc)

Amended and Restated Master Sales Agreement effective November 16, 2011, by and among Luby’s, Inc., Pappas Restaurants, L.P., and Pappas Restaurants, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended May 9, 2012, filed on June 15, 2012 (File No. 001-08308)).

10(dd)

Amended and Restated Master Sales Agreement effective November 8, 2013, by and among Luby’s, Inc., Pappas Restaurants, L.P., and Pappas Restaurants, Inc. (incorporated by reference to Exhibit 10 (u) to the Company’s Annual Report on Form 10-K for the fiscal year ended August 28, 2013, filed on November 12, 2013 (File No. 001-08308)).

10(ee)	Amended and Restated Master Sales Agreement effective May 28, 2015, by and among Luby’s, Inc., Pappas Restaurants, L.P., and Pappas Restaurants, Inc.

10(ff)

Employment Agreement dated January 24, 2014, between Luby’s, Inc. and Christopher J. Pappas (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 27, 2014 (File No. 001-08308)).*

10(gg)

First Amendment to Employment Agreement dated December 1, 2014, between Luby’s, Inc. and Christopher J. Pappas (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 3, 2014 (File No. 001-08308)).*

10(hh)

Form of Restricted Stock Award Agreement pursuant to the Luby’s Incentive Stock Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 16, 2007 (File No. 001-08308)).

10(ii)

Form of Incentive Stock Option Award Agreement pursuant to the Luby’s Incentive Stock Plan (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on November 16, 2007 (File No. 001-08308)).

11	Statement regarding computation of Per Share Earnings.**

14(a)

Policy Guide on Standards of Conduct and Ethics applicable to all employees, as well as the board of directors (incorporated by reference to Exhibit 14(a) to the Company’s Annual Report on Form 10-K for the fiscal year ended August 26, 2003, filed on November 25, 2003 (File No. 001-08308)).

14(b)

Supplemental Standards of Conduct and Ethics for the Chief Executive Officer, Chief Financial Officer, Controller, and all senior financial officers (incorporated by reference to Exhibit 14(b) to the Company’s Annual Report on Form 10-K for the fiscal year ended August 26, 2003, filed on November 25, 2003 (File No. 001-08308)).

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

99(a)

Corporate Governance Guidelines of Luby’s, Inc., as amended October 28, 2004 (incorporated by reference to Exhibit 99(a) to the Company’s Annual Report on Form 10-K for the fiscal year ended August 29, 2007, filed on November 9, 2007 (File No. 001-08308)).

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

November 9, 2015 Date		LUBY’S, INC. (Registrant)

	By:	/s/ CHRISTOPHER J. PAPPAS
Christopher J. Pappas
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature and Title	Date

/S/ GASPER MIR, III	November 9, 2015
Gasper Mir, III, Director and Chairman of the Board

/S/ CHRISTOPHER J. PAPPAS	November 9, 2015
Christopher J. Pappas, Director, President and Chief Executive Officer (Principal Executive Officer)

/S/ PETER TROPOLI	November 9, 2015
Peter Tropoli, Director and Chief Operating Officer

/S/ K. SCOTT GRAY	November 9, 2015
K. Scott Gray, Senior Vice President and Chief Financial Officer, and Principal Accounting Officer (Principal Financial and Accounting Officer)

/S/ HARRIS J. PAPPAS	November 9, 2015
Harris J. Pappas, Director

/S/ JUDITH B. CRAVEN	November 9, 2015
Judith B. Craven, Director

/S/ ARTHUR R. EMERSON	November 9, 2015
Arthur R. Emerson, Director

/S/ JILL GRIFFIN	November 9, 2015
Jill Griffin, Director

/S/ J.S.B. JENKINS	November 6 2015
J.S.B. Jenkins, Director

/S/ FRANK MARKANTONIS	November 9, 2015
Frank Markantonis, Director

/S/ JOE C. MCKINNEY	November 9, 2015
Joe C. McKinney, Director

EXHIBIT INDEX

3(a)

Amended and Restated Certificate of Incorporation of Luby’s, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended February 11, 2009, filed on March 20, 2009 (File No. 001-08308)).

3(b)	Bylaws of Luby’s, Inc., as amended through July 9, 2008 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on July 14, 2008 (File No. 001-08308)).

3(c)	Amendment to Bylaws of Luby’s, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on October 6, 2015 (File No. 001-08308)).

4(a)

Rights Agreement dated January 27, 2011 between Luby’s, Inc. and American Stock Transfer & Trust Company, LLC, as Rights Agent (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on February 2, 2011 (File No. 001-08308)).

4(b)

First Amendment to Rights Agreement, dated as of December 3, 2013, between Luby’s, Inc. and American Stock Transfer & Trust Company, LLC (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on December 3, 2013 (File No. 001-08308)).

10(a)

Credit Agreement dated as of November 9, 2009, among the Company, the lenders party thereto, Wells Fargo Bank, National Association, as Administrative Agent, and Amegy Bank, National Association, as Syndication Agent (incorporated by reference to Exhibit 4(l) to the Company’s Annual Report on Form 10-K for the fiscal year ended August 26, 2009, filed November 9, 2009 (File No. 001-08308)).

10(b)

First Amendment to Credit Agreement, dated as of January 31, 2010, among the Company, the lenders from time to time party thereto, Wells Fargo Bank, National Association, as Administrative Agent, and Amegy Bank National Association, as Syndication Agent (incorporated by reference to Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended February 10, 2010, filed on March 19, 2010 (File No. 001-08308)).

10(c)

Second Amendment to Credit Agreement, dated as of July 26, 2010, among the Company, the lenders from time to time party thereto, Wells Fargo Bank, National Association, as administrative agent, and Amegy Bank National Association, as syndication agent (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on July 27, 2010 (File No. 001-08308)).

10(d)

Third Amendment to Credit Agreement, dated as of September 30, 2010, among the Company, the lenders from time to time party thereto, Wells Fargo Bank, National Association, as administrative agent, and Amegy Bank National Association, as syndication agent (incorporated by reference to Exhibit 4(f) to the Company’s Annual Report on Form 10-K for the fiscal year ended August 25, 2010, filed on November 8, 2010 (File No. 001-08308)).

10(e)

Fourth Amendment to Credit Agreement, dated as of October 30, 2010, among the Company, the lenders from time to time party thereto, Wells Fargo Bank, National Association, as administrative agent, and Amegy Bank National Association, as syndication agent (incorporated by reference to Exhibit 4(g) to the Company’s Annual Report on Form 10-K for the fiscal year ended August 25, 2010, filed on November 8, 2010 (File No. 001-08308)).

10(f)

Fifth Amendment to Credit Agreement, dated as of August 25, 2011, among the Company, the lenders from time to time party thereto, Wells Fargo Bank, National Association, as administrative agent, and Amegy Bank National Association, as syndication agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 30, 2011 (File No. 001-08308)).

10(g)

Sixth Amendment to Credit Agreement, dated as of October 20, 2011, among the Company, the lenders from time to time party thereto, Wells Fargo Bank, National Association, as administrative agent, and Amegy Bank National Association, as syndication agent (incorporated by reference to Exhibit 4(i) to the Company’s Annual Report on Form 10-K for the fiscal year ended August 29, 2012, filed on November 13, 2012 (File No. 001-08308)).

10(h)

Seventh Amendment to Credit Agreement, dated as of February 14, 2013, among the Company, the lenders from time to time party thereto, Wells Fargo Bank, National Association, as administrative agent, and Amegy Bank National Association, as syndication agent (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended February 13, 2013, filed on March 25, 2013 (File No. 001-08308)).

10(i)

Credit Agreement, dated as of August 14, 2013, among the Company, the lenders from time to time party thereto, Wells Fargo Bank, National Association, as administrative agent, and Amegy Bank National Association, as syndication agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed August 19, 2013 (File No. 001-08308)).

10(j)

First Amendment to Credit Agreement, dated as March 21, 2014, among the Company, the lenders from time to time party thereto, Wells Fargo Bank, National Association, as administrative agent, and Amegy Bank National Association, as syndication agent (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on March 27, 2014 (File No. 001-08308)).

10(k)

Second Amendment to Credit Agreement, dated as November 7, 2014, among the Company, the lenders from time to time party thereto, Wells Fargo Bank, National Association, as administrative agent, and Amegy Bank National Association, as syndication agent (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on November 12, 2014 (File No. 001-08308)).

10(l)

Third Amendment to Credit Agreement, dated as October 2, 2015, among the Company, the lenders from time to time party thereto, Wells Fargo Bank, National Association, as administrative agent, and Amegy Bank National Association, as syndication agent (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on October 6, 2015 (File No. 001-08308)).

10(m)

Nonemployee Director Deferred Compensation Plan of Luby’s Cafeterias, Inc. adopted October 27, 1994 (incorporated by reference to Exhibit 10(g) to the Company’s Quarterly Report on Form 10-Q for the quarter ended November 30, 1994, filed on January 11, 1995 (File No. 001-08308)).*

10(n)

Amendment to Nonemployee Director Deferred Compensation Plan of Luby’s Cafeterias, Inc. adopted January 14, 1997 (incorporated by reference to Exhibit 10(m) to the Company’s Quarterly Report on Form 10-Q for the quarter ended February 28, 1997, filed on April 11, 1997 (File No. 001-08308)).*

10(o)

Amendment to Nonemployee Director Deferred Compensation Plan of Luby’s Cafeterias, Inc. adopted March 19, 1998 (filed as Exhibit 10(o) to the Company’s Quarterly Report on Form 10-Q for the quarter ended February 28, 1998, filed on April 13, 1998 (File No. 001-08308)).*

10(p)

Amended and Restated Nonemployee Director Stock Plan of Luby’s, Inc. adopted January 20, 2005, as amended January 24, 2007, as amended April 14, 2008 (filed as Exhibit 10(f) to the Company’s Annual Report on Form 10-K for the fiscal year ended August 27, 2008, filed on November 7, 2008 (File No. 001-08308)).*

10(q)

Second Amended and Restated Nonemployee Director Stock Plan of Luby’s, Inc. adopted January 25, 2013 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended February 13, 2013, filed March 25, 2013 (File No. 001-08308)).*

10(r)

Luby’s Cafeterias, Inc. Supplemental Executive Retirement Plan dated May 30, 1996 (incorporated by reference to Exhibit 10(j) to the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 1996, filed on November 26, 1996 (File No. 001-08308)).*

10(s)

Amendment to Luby’s Cafeterias, Inc. Supplemental Executive Retirement Plan adopted January 14, 1997 (incorporated by reference to Exhibit 10(r) to the Company’s Quarterly Report on Form 10-Q for the quarter ended February 28, 1997, filed on April 11, 1997 (File No. 001-08308)).*

10(t)

Amendment to Luby’s Cafeterias, Inc. Supplemental Executive Retirement Plan adopted January 9, 1998 (incorporated by reference to Exhibit 10(u) to the Company’s Quarterly Report on Form 10-Q for the quarter ended February 28, 1998, filed April 13, 1998 (File No. 001-08308)).*

10(u)

Amendment to Luby’s Cafeterias, Inc. Supplemental Executive Retirement Plan adopted May 21, 1999 (incorporated by reference to Exhibit 10(q) to the Company’s Quarterly Report on Form 10-Q for the quarter ended May 31, 1999, filed July 14, 1999 (File No. 001-08308)).*

10(v)

Luby’s Incentive Stock Plan adopted October 16, 1998 (incorporated by reference to Exhibit 10(cc) to the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 1998, filed November 25, 1998 (File No. 001-08308)).*

10(w)

Amended and Restated Luby’s Incentive Stock Plan adopted January 19, 2006 (incorporated by reference to Exhibit 10(ee) to the Company’s Quarterly Report on Form 10-Q for the quarter ended February 15, 2006, filed March 28, 2006 (File No. 001-08308)).*

10(x)

Registration Rights Agreement dated March 9, 2001, by and among Luby’s, Inc., Christopher J. Pappas, and Harris J. Pappas (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed March 15, 2001 (File No. 001-08308)).

10(y)

Asset Purchase Agreement, dated as of June 23, 2010, by and among Luby’s, Inc., Fuddruckers, Inc., Magic Brands, LLC, Atlantic Restaurant Ventures, Inc., R. Wes, Inc., Fuddruckers of Howard County, LLC and Fuddruckers of White Marsh, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 29, 2010 (File No. 001-08308)).

10(z)

Amendment to Asset Purchase Agreement, dated as of July 26, 2010, by and among Luby’s Fuddruckers Restaurants, LLC, Fuddruckers, Inc., Magic Brands, LLC, Atlantic Restaurant Ventures, Inc., R. Wes, Inc., Fuddruckers of Howard County, LLC and Fuddruckers of White Marsh, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 27, 2010 (File No. 001-08308)).

10(aa)

Luby’s, Inc. Amended and Restated Nonemployee Director Phantom Stock Plan effective September 28, 2001 (incorporated by reference to Exhibit 10(dd) to the Company’s Quarterly Report on Form 10-Q for the quarter ended February 13, 2002, filed on March 29, 2002 (File No. 001-08308)).*

10(bb)

Form of Indemnification Agreement entered into between Luby’s, Inc. and each member of its Board of Directors initially dated July 23, 2002 (incorporated by reference to Exhibit 10(gg) to the Company’s Annual Report on Form 10-K for the fiscal year ended August 28, 2002, filed on November 27, 2002 (File No. 001-08308)).

10(cc)

Amended and Restated Master Sales Agreement effective November 16, 2011, by and among Luby’s, Inc., Pappas Restaurants, L.P., and Pappas Restaurants, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended May 9, 2012, filed on June 15, 2012 (File No. 001-08308)).

10(dd)

Amended and Restated Master Sales Agreement effective November 8, 2013, by and among Luby’s, Inc., Pappas Restaurants, L.P., and Pappas Restaurants, Inc. (incorporated by reference to Exhibit 10 (u) to the Company’s Annual Report on Form 10-K for the fiscal year ended August 28, 2013, filed on November 12, 2013 (File No. 001-08308)).

10(ee)	Amended and Restated Master Sales Agreement effective May 28, 2015, by and among Luby’s, Inc., Pappas Restaurants, L.P., and Pappas Restaurants, Inc.

10(ff)

Employment Agreement dated January 24, 2014, between Luby’s, Inc. and Christopher J. Pappas (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 27, 2014 (File No. 001-08308)).*

10(gg)

First Amendment to Employment Agreement dated December 1, 2014, between Luby’s, Inc. and Christopher J. Pappas (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 3, 2014 (File No. 001-08308)).*

10(hh)

Form of Restricted Stock Award Agreement pursuant to the Luby’s Incentive Stock Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 16, 2007 (File No. 001-08308)).

10(ii)

Form of Incentive Stock Option Award Agreement pursuant to the Luby’s Incentive Stock Plan (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on November 16, 2007 (File No. 001-08308)).

11	Statement regarding computation of Per Share Earnings.**

14(a)

Policy Guide on Standards of Conduct and Ethics applicable to all employees, as well as the board of directors (incorporated by reference to Exhibit 14(a) to the Company’s Annual Report on Form 10-K for the fiscal year ended August 26, 2003, filed on November 25, 2003 (File No. 001-08308)).

14(b)

Supplemental Standards of Conduct and Ethics for the Chief Executive Officer, Chief Financial Officer, Controller, and all senior financial officers (incorporated by reference to Exhibit 14(b) to the Company’s Annual Report on Form 10-K for the fiscal year ended August 26, 2003, filed on November 25, 2003 (File No. 001-08308)).

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

99(a)

Corporate Governance Guidelines of Luby’s, Inc., as amended October 28, 2004 (incorporated by reference to Exhibit 99(a) to the Company’s Annual Report on Form 10-K for the fiscal year ended August 29, 2007, filed on November 9, 2007 (File No. 001-08308)).

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