Form 10-Q
period 2015-12-16
LUBYS INC
filed 2016-01-25
CIK 16099

 UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 16, 2015

or

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

As of January 20, 2016 there were 28,825,754 shares of the registrant’s common stock outstanding.

Luby’s, Inc.

Form 10-Q

Quarter ended December 16, 2015

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

Part I—FINANCIAL INFORMATION

Item1. Financial Statements

Luby’s, Inc.

Consolidated Balance Sheets

(In thousands, except share data)

	December 16, 2015	August 26, 2015
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$1,581	$1,501
Trade accounts and other receivables, net	4,949	5,175
Food and supply inventories	4,948	4,483
Prepaid expenses	2,881	3,402
Assets related to discontinued operations	3	10
Deferred income taxes	577	577
Total current assets	14,939	15,148
Property held for sale	3,058	4,536
Assets related to discontinued operations	3,672	3,671
Property and equipment, net	199,754	200,202
Intangible assets, net	22,089	22,570
Goodwill	1,643	1,643
Deferred income taxes	13,844	12,917
Other assets	3,613	3,571
Total assets	$262,612	$264,258
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$18,912	$20,173
Liabilities related to discontinued operations	438	408
Accrued expenses and other liabilities	27,448	23,967
Total current liabilities	46,798	44,548
Credit facility debt	35,000	37,500
Liabilities related to discontinued operations	17	182
Other liabilities	7,429	7,369
Total liabilities	89,244	89,599
Commitments and Contingencies
SHAREHOLDERS’ EQUITY
Common stock, $0.32 par value; 100,000,000 shares authorized; shares issued were 29,325,754 and 29,134,603, respectively; shares outstanding were 28,825,754 and 28,634,603, respectively	9,384	9,323
Paid-in capital	29,465	29,006
Retained earnings	139,294	141,105
Less cost of treasury stock, 500,000 shares	(4,775)	(4,775)
Total shareholders’ equity	173,368	174,659
Total liabilities and shareholders’ equity	$262,612	$264,258

The accompanying notes are an integral part of these Consolidated Financial Statements.

Luby’s, Inc.

Consolidated Statements of Operations (unaudited)

(In thousands, except per share data)

	Quarter Ended
	December 16, 2015	November 19, 2014
	(16 weeks)	(12 weeks)
SALES:
Restaurant sales	$113,546	$80,557
Culinary contract services	4,915	4,598
Franchise revenue	2,125	1,581
Vending revenue	158	125
TOTAL SALES	120,744	86,861
COSTS AND EXPENSES:
Cost of food	32,434	23,484
Payroll and related costs	39,424	28,686
Other operating expenses	18,421	14,219
Occupancy costs	6,642	4,942
Opening costs	397	925
Cost of culinary contract services	4,422	4,099
Cost of franchise operations	612	384
Depreciation and amortization	7,014	5,068
Selling, general and administrative expenses	13,243	9,151
Net (gain) loss on disposition of property and equipment	(279)	290
Total costs and expenses	122,330	91,248
LOSS FROM OPERATIONS	(1,586)	(4,387)
Interest income	1	1
Interest expense	(696)	(456)
Other income (expense), net	(118)	180
Loss before income taxes and discontinued operations	(2,399)	(4,662)
Benefit for income taxes	(660)	(1,782)
Loss from continuing operations	(1,739)	(2,880)
Loss from discontinued operations, net of income taxes	(72)	(139)
NET LOSS	$(1,811)	$(3,019)
Loss per share from continuing operations:
Basic	$(0.06)	$(0.10)
Assuming dilution	$(0.06)	$(0.10)
Loss per share from discontinued operations:
Basic	$(0.00)	$(0.01)
Assuming dilution	$(0.00)	$(0.01)
Net loss per share:
Basic	$(0.06)	$(0.11)
Assuming dilution	$(0.06)	$(0.11)
Weighted average shares outstanding:
Basic	29,133	28,890
Assuming dilution	29,133	28,890

The accompanying notes are an integral part of these Consolidated Financial Statements.

Luby’s, Inc.

Consolidated Statement of Shareholders’ Equity (unaudited)

(In thousands)

	Common Stock						Total
	Issued		Treasury		Paid-In	Retained	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Earnings	Equity
BALANCE AT AUGUST 26, 2015	29,135	$9,323	(500)	$(4,775)	$29,006	$141,105	$174,659
Net loss	—	—	—	—	—	(1,811)	(1,811)
Share-based compensation expense	169	54	—	—	391	—	445
Common stock issued under employee benefit plans	22	7	—	—	68	—	75
BALANCE AT DECEMBER 16, 2015	29,326	$9,384	(500)	$(4,775)	$29,465	$139,294	$173,368

The accompanying notes are an integral part of these Consolidated Financial Statements.

Luby’s, Inc.

Consolidated Statements of Cash Flows (unaudited)

(In thousands)

	Quarter Ended
	December 16, 2015	November 19, 2014
	(16 weeks)	(12 weeks)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,811)	$(3,019)
Adjustments to reconcile net loss to net cash provided by operating activities:
Net (gain) loss on disposition of property and equipment	(279)	290
Depreciation and amortization	7,021	5,073
Amortization of debt issuance cost	148	36
Non-cash compensation expense	75	—
Share-based compensation expense	445	322
Other non-cash compensation expense	74	—
Deferred tax benefit	(927)	(2,028)
Cash provided by operating activities before changes in operating assets and liabilities	4,746	674
Changes in operating assets and liabilities:
Decrease (Increase) in trade accounts and other receivables	226	(690)
Increase in food and supply inventories	(968)	(1,998)
Decrease in prepaid expenses and other assets	364	1,118
Increase (Decrease) in accounts payable, accrued expenses and other liabilities	1,975	(3,431)
Net cash provided by (used in) operating activities	6,343	(4,327)
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from disposal of assets and property held for sale	1,916	692
Decrease in notes receivable	17	—
Purchases of property and equipment	(5,729)	(3,589)
Net cash used in investing activities	(3,796)	(2,897)
CASH FLOWS FROM FINANCING ACTIVITIES:
Credit facility borrowings	27,000	25,800
Credit facility repayments	(29,500)	(19,500)
Debt issuance costs	(42)	(50)
Proceeds received on the exercise of employee stock options	75	—
Net cash provided by (used in) financing activities	(2,467)	6,250
Net increase (decrease) in cash and cash equivalents	80	(974)
Cash and cash equivalents at beginning of period	1,501	2,788
Cash and cash equivalents at end of period	$1,581	$1,814
Cash paid for:
Income taxes	$—	$—
Interest	520	451

The accompanying notes are an integral part of these Consolidated Financial Statements.

Luby’s, Inc.

Notes to Consolidated Financial Statements (unaudited)

Note 1. Basis of Presentation

The accompanying unaudited Consolidated Financial Statements of Luby’s, Inc. (the “Company” or “Luby’s”) have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements that are prepared for the Company’s Annual Report on Form 10-K. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the quarter ended December 16, 2015 are not necessarily indicative of the results that may be expected for the fiscal year ending August 31, 2016.

The Consolidated Balance Sheet dated August 26, 2015, included in this Quarterly Report on Form 10-Q (this “Form 10-Q”), has been derived from the audited Consolidated Financial Statements as of that date. However, this Form 10-Q does not include all of the information and footnotes required by GAAP for an annual filing of complete financial statements. Therefore, these financial statements should be read in conjunction with the audited Consolidated Financial Statements and footnotes included in the Company’s Annual Report on Form 10-K for the fiscal year ended August 26, 2015.

Note 2. Accounting Periods

The Company’s fiscal year ends on the last Wednesday in August. Accordingly, each fiscal year normally consists of 13 four-week periods, or accounting periods, accounting for 364 days in the aggregate. However, every fifth or sixth year, we have a fiscal year that consists of 53 weeks, accounting for 371 days in the aggregate; fiscal year 2016 will be such a year. Each of the first three quarters of each fiscal year, prior to fiscal year 2016, consisted of three four-week periods, while the fourth quarter normally consisted of four four-week periods.

Beginning in fiscal 2016, we changed our fiscal quarter ending dates with the first fiscal quarter end extended by one accounting period and the fiscal fourth quarter being reduced by one accounting period. The purpose of this change is in part to minimize the Thanksgiving calendar shift by extending the first fiscal quarter until after Thanksgiving. With this change in fiscal quarter ending dates, our first quarter is 16 weeks, and the remaining three quarters will typically be 12 weeks in length. The fourth fiscal quarter will be 13 weeks in certain fiscal years to adjust for our standard 52 week, or 364 day, fiscal year compared to the 365 day calendar year. Fiscal 2016 is such a year where the fourth quarter will have 13 weeks, resulting in a 53 week fiscal year. Comparability between quarters may be affected by varying lengths of the quarters, as well as the seasonality associated with the restaurant business.

Note 3. Reportable Segments

The Company has three reportable segments: Company-owned restaurants, franchise operations and culinary contract services (“CCS”).

Company-owned restaurants

Company-owned restaurants consists of several brands which are aggregated into one reportable segment because the nature of the products and services, the production processes, the customers, the methods used to distribute the products and services, the nature of the regulatory environment and store level profit margin are similar. The chief operating decision maker analyzes Company-owned restaurants at store level profit which is revenue less cost of food, payroll and related costs, other operating expenses and occupancy costs. The primary brands are Luby’s Cafeterias, Fuddruckers and Cheeseburger in Paradise, with a non-core restaurant location operating under the brand name Bob Luby’s Seafood. All company-owned restaurants are casual dining restaurants. Each restaurant is an operating segment because operating results and cash flow can be determined for each restaurant.

The total number of Company-owned restaurants was 179 at December 16, 2015 and 177 at August 26, 2015.

Culinary Contract Services

CCS, branded as Luby’s Culinary Contract Services, consists of a business line servicing healthcare, higher education and corporate dining clients. The healthcare accounts are full service and typically include in-room delivery, catering, vending, coffee service and retail dining. CCS has contracts with long-term acute care hospitals, acute care medical centers, ambulatory surgical centers, behavioral hospitals and business and industry clients. CCS has the unique ability to deliver quality services that include facility design and procurement as well as nutrition and branded food services to our clients. The costs of CCS on the Consolidated Statements of Operations include all food, payroll and related costs and other operating expenses related to CCS sales.

The total number of CCS contracts was 28 at December 16, 2015 and 23 at August 26, 2015.

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

The number of franchised restaurants was 110 at December 16, 2015 and 106 at August 26, 2015.

Licensee

In November 1997, a prior owner of the Fuddruckers – World’s Greatest Hamburgers ® brand granted to a licensee the exclusive right to use the Fuddruckers proprietary marks, trade dress and system to develop Fuddruckers restaurants in a territory consisting of certain countries in Africa, the Middle East and parts of Asia. As of January 2016, this licensee operated 35 restaurants that are licensed to use the Fuddruckers Proprietary Marks in Saudi Arabia, Egypt, Lebanon, United Arab Emirates, Qatar, Jordan, Bahrain, Kuwait, Morocco and Malaysia. The Company does not receive revenue or royalties from these restaurants.

The table below shows segment financial information. The table also lists total assets for each reportable segment. Corporate assets include cash and cash equivalents, property and equipment, assets related to discontinued operations, property held for sale, deferred tax assets and prepaid expenses.

	Quarter Ended
	December 16, 2015	November 19, 2014
	(16 weeks)	(12 weeks)
	(In thousands)
Sales:
Company-owned restaurants (1)	$113,704	$80,682
Culinary contract services	4,915	4,598
Franchise operations	2,125	1,581
Total	120,744	86,861
Segment level profit:
Company-owned restaurants	$16,783	$9,351
Culinary contract services	493	499
Franchise operations	1,513	1,197
Total	18,789	11,047
Depreciation and amortization:
Company-owned restaurants	$5,809	$4,384
Culinary contract services	37	69
Franchise operations	256	177
Corporate	912	438
Total	7,014	5,068
Capital expenditures:
Company-owned restaurants	$5,494	$3,169
Culinary contract services	—	—
Franchise operations	—	—
Corporate	235	420
Total	5,729	3,589

Loss before income taxes and discontinued operations:
Segment level profit	$18,789	$11,047
Opening costs	(397)	(925)
Depreciation and amortization	(7,014)	(5,068)
Selling, general and administrative expenses	(13,243)	(9,151)
Net gain (loss) on disposition of property and equipment	279	(290)
Interest income	1	1
Interest expense	(696)	(456)
Other expense (income), net	(118)	180
Loss before income taxes and discontinued operations	$(2,399)	$(4,662)

	December 16, 2015	August 26, 2015
Total assets:
Company-owned restaurants(2)	$217,834	$218,492
Culinary contract services	2,229	1,644
Franchise operations(3)	12,555	13,034
Corporate	29,994	31,088
Total	$262,612	$264,258

(1)	Includes vending revenue of $158 thousand and $125 thousand for the quarters ended December 16, 2015 and November 19, 2014, respectively.
(2)	Company-owned restaurants segment includes $10.4 million of Fuddruckers trade name, Cheeseburger in Paradise liquor licenses, and Jimmy Buffett intangibles.
(3)	Franchise operations segment includes approximately $12.0 million in royalty intangibles.

Note 4. Fair Value Measurements

GAAP establishes a framework for using fair value to measure assets and liabilities. Fair value measurements guidance applies whenever other statements require or permit asset or liabilities to be measured at fair value.

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

Non-recurring fair value measurements related to impaired property and equipment consisted of the following:

		Fair Value Measurement Using
	Quarter Ended December 16, 2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Impairments
		(In thousands)
Continuing Operations
Property and equipment related to company-owned restaurants	$5,282	$—	$—	$5,282	$—
Discontinued Operations
Property and equipment related to company-owned restaurants	$103	$—	$—	$103	$—

		Fair Value Measurement Using
	Quarter Ended November 19, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Impairments
		(In thousands)
Continuing Operations
Property and equipment related to company-owned restaurants	$6,446	$—	$—	$6,446	$—
Discontinued Operations
Property and equipment related to company-owned restaurants	$1,144	$—	$—	$1,144	$—

Note 5. Income Taxes

No cash payments of estimated federal income taxes were made during the quarter ended December 16, 2015.

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

Note 6. Property and Equipment, Intangible Assets and Goodwill

The costs, net of impairment, and accumulated depreciation of property and equipment at December 16, 2015 and August 26, 2015, together with the related estimated useful lives used in computing depreciation and amortization, were as follows:

	December 16, 2015	August 26, 2015	Estimated Useful Lives (years)
	(In thousands)
Land	$63,339	$63,298		—
Restaurant equipment and furnishings	89,587	85,679	3	to	15
Buildings	160,705	159,391	20	to	33
Leasehold and leasehold improvements	29,739	29,229	Lesser of lease term or estimated useful life
Office furniture and equipment	3,727	3,559	3	to	10
Construction in progress	972	810		—
	348,069	341,966
Less accumulated depreciation and amortization	(148,315)	(141,764)
Property and equipment, net	$199,754	$200,202
Intangible assets, net	$22,089	$22,570		21
Goodwill	$1,643	$1,643		—

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

The aggregate amortization expense related to intangible assets subject to amortization was $0.5 million for the quarter ended December 16, 2015 and $0.3 million for the quarter ended November 19, 2014. The aggregate amortization expense related to intangible assets subject to amortization is expected to be $1.4 million in each of the next five successive years.

The following table presents intangible assets as of December 16, 2015 and August 26, 2015:

	December 16, 2015			August 26, 2015
	(In thousands)			(In thousands)
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible Assets Subject to Amortization:

Fuddruckers trade name and franchise agreements	$29,607	$(7,633)	$21,974	$29,607	$(7,166)	$22,441

Cheeseburger in Paradise trade name and license agreements	$416	$(301)	$115	$416	$(287)	$129

Intangible assets, net	$30,023	$(7,934)	$22,089	$30,023	$(7,453)	$22,570

The Company recorded, in fiscal 2010, an intangible asset for goodwill in the amount of approximately $0.2 million related to the acquisition of substantially all of the assets of Fuddruckers. The Company also recorded, in fiscal 2013, an intangible asset for goodwill in the amount of approximately $2.0 million related to the acquisition of Cheeseburger in Paradise. Goodwill is considered to have an indefinite useful life and is not amortized. Management performs its formal annual assessment as of the second quarter each fiscal year. The individual restaurant level is the level at which goodwill is assessed for impairment under ASC 350. In accordance with our understanding of ASC 350, we have allocated the goodwill value to each reporting unit in proportion to each location’s fair value at the date of acquisition. The result of these assessments were impairment of goodwill of $38 thousand and $0.5 million in fiscal years 2015 and 2014, respectively. The Company will formally perform additional assessments on an interim basis if an event occurs or circumstances exist that indicate that it is more likely than not that a goodwill impairment exists. As of January 20, 2016, of the 23 locations that were acquired, eight locations remain operating as Cheeseburger in Paradise restaurants, eight locations were closed and converted to Fuddruckers restaurants, two locations where the option to extend the lease was not exercised, two locations subleased to franchisees and three closed and held for future use.

Goodwill, net of accumulated impairments of approximately $0.6 million, was approximately $1.6 million as of December 16, 2016 and as of August 26, 2015, and relates to our Company-owned restaurants reportable segments.

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

The Company recognized the following impairment charges to income from operations:

	Quarter Ended
	December 16, 2015	November 19, 2014
	(16 weeks)	(12 weeks)
	(In thousands, except per share data)
Provision for asset impairments	$—	$—
Net (gain) loss on disposition of property and equipment	(279)	290

	$(279)	$290
Effect on EPS:
Basic	$0.01	$(0.01)
Assuming dilution	$0.01	$(0.01)

There was no impairment charge for the quarters ended December 16, 2015 and November 19, 2014.

The net gain for the quarter ended December 16, 2015 is primarily attributable to the sale of one property location.

The net loss for the quarter ended November 19, 2014 includes losses on the sale of equipment and other normal asset retirement activity.

Discontinued Operations

On March 21, 2014, the Board of Directors of the Company approved a plan focused on improving cash flow from the acquired Cheeseburger in Paradise leasehold locations. On March 24, 2014, the Company announced a plan focused on improving cash flow from the acquired Cheeseburger in Paradise leasehold locations. This underperforming Cheeseburger in Paradise leasehold disposal plan called for five or more units to be closed by the end of fiscal 2014 and disposed of within 12 months. As of December 16, 2015, one location was reclassified to continuing operations and was reopened as a Fuddruckers restaurant. Three locations remain closed for disposal and classified as discontinued operations as of December 16, 2015.

As a result of the first quarter fiscal year 2010 adoption of the Company’s Cash Flow Improvement and Capital Redeployment Plan, the Company reclassified 24 Luby’s Cafeterias to discontinued operations. As of December 16, 2015, one location remains held for sale.

The following table sets forth the assets and liabilities for all discontinued operations:

	December 16, 2015	August 26, 2015
	(In thousands)
Prepaid expenses	3	10
Assets related to discontinued operations—current	$3	$10
Property and equipment	1,874	1,873
Other assets	1,798	1,798
Assets related to discontinued operations—non-current	$3,672	$3,671
Deferred income taxes	$343	$343
Accrued expenses and other liabilities	95	65
Liabilities related to discontinued operations—current	$438	$408
Other liabilities	$17	$182
Liabilities related to discontinued operations—non-current	$17	$182

As of December 16, 2015, under both closure plans, the Company had four properties classified as discontinued operations assets and the asset carrying value of the owned properties was $1.9 million and is included in assets related to discontinued operations. The asset carrying values of the ground leases were previously impaired to zero.

The Company is actively marketing all but one of these properties for sale. This property has been sublet to an existing franchisee. The Company’s results of discontinued operations will be affected by the disposal of properties related to discontinued operations to the extent proceeds from the sales exceed or are less than net book value.

The following table sets forth the sales and pretax losses reported from discontinued operations:

	Quarter Ended
	December 16, 2015	November 19, 2014
	(16 weeks)	(12 weeks)
	(In thousands, except discontinued locations)
Sales	$—	$—

Pretax loss	(118)	(245)
Income tax benefit from discontinued operations	46	106
Loss from discontinued operations	$(72)	$(139)
Discontinued locations closed during the period	—	—

The following table summarizes discontinued operations for the first quarters of fiscal 2016 and 2015:

	Quarter Ended
	December 16, 2015	November 19, 2014
	(16 weeks)	(12 weeks)
	(In thousands, except per share data)

Discontinued operating loss	$(118)	$(245)
Impairments	—	—
Net gains (losses)	—	—
Pretax loss	$(118)	(245)
Income tax benefit from discontinued operations	46	106
Loss from discontinued operations	$(72)	$(139)
Effect on EPS from discontinued operations—basic	$(0.00)	$(0.00)

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

At December 16, 2015, the Company had three owned properties recorded at approximately $3.1 million in property held for sale.

At August 26, 2015, the Company had four owned properties recorded at approximately $4.5 million in property held for sale.

The Company is actively marketing the locations currently classified as property held for sale

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

Construction Activity

From time to time, the Company enters into non-cancelable contracts for the construction of its new restaurants. This construction activity exposes the Company to the risks inherent in new construction, including but not limited to rising material prices, labor shortages, delays in getting required permits and inspections, adverse weather conditions, and injuries sustained by workers and contract termination expenses. The Company had three non-cancelable contracts as of December 16, 2015.

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

Under the terms of the Amended and Restated Master Sales Agreement, the Pappas entities may provide specialized (customized) equipment fabrication and basic equipment maintenance, including stainless steel stoves, shelving, rolling carts, and chef tables. There were no costs incurred under the Amended and Restated Master Sales Agreement of custom-fabricated and refurbished equipment in the quarters ended December 16, 2015 and November 19, 2014. Services provided under this agreement are subject to review and approval by the Finance and Audit Committee of the Board of Directors of the Company (the “Board”).

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

On November 22, 2006, the Company executed a new lease agreement with respect to this shopping center. Effective upon the Company’s relocation and occupancy into the new space in July 2008, the new lease agreement provides for a primary term of approximately 12 years with two subsequent five-year options and gives the landlord an option to buy out the tenant on or after the calendar year 2015 by paying the then unamortized cost of improvements to the tenant. The Company is currently obligated to pay rent of $22.00 per square foot plus maintenance, taxes, and insurance during the remaining primary term of the lease. Thereafter, the lease provides for increases in rent at set intervals. The Company made payments of $103,000 and $68,000 in the quarters ended December 16, 2015 and November 19, 2014, respectively. The new lease agreement was approved by the Finance and Audit Committee.

In the third quarter of fiscal year 2014, on March 12, 2014, the Company executed a new lease agreement which one of the Company’s Houston Fuddruckers location was purchased from a prior landlord by Pappas Restaurants, Inc., a 100% undivided interest. No changes were made to our lease terms as a result of the transfer of ownership. The lease provides for a primary term of approximately six years with two subsequent five-year options. Pursuant to the new ground lease agreement, the Company is currently obligated to pay $27.56 per square foot plus maintenance, taxes, and insurance from March 12, 2014 until November 30, 2016. Thereafter, the new ground lease agreement provides for increases in rent at set intervals. The Company made payments of $40,000 and $27,000 in the quarters ended December 16, 2015 and November 19, 2014, respectively

	Quarter Ended
	December 16, 2015	November 19, 2014
	(16 weeks)	(12 weeks)
	(In thousands, except percentages)
AFFILIATED COSTS INCURRED:
General and administrative expenses—professional and other costs	$—	$—
Capital expenditures	—	—
Other operating expenses, occupancy costs and opening costs, including property leases	143	95
Total	$143	$95
RELATIVE TOTAL COMPANY COSTS:
Selling, general and administrative expenses	$13,243	$9,151
Capital expenditures	5,729	3,589
Other operating expenses, occupancy costs and opening costs	25,460	20,086
Total	$44,432	$32,826
AFFILIATED COSTS INCURRED AS A PERCENTAGE OF RELATIVE TOTAL COMPANY COSTS	0.32%	0.29%

Board of Directors

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

Of the 1.1 million shares approved for issuance under the Nonemployee Director Stock Plan, 0.9 million options, restricted stock units and restricted stock awards were granted, and 0.1 million options were cancelled or expired and added back into the plan, since the plan’s inception. Approximately 0.3 million shares remain available for future issuance as of December 16, 2015. Compensation cost for share-based payment arrangements under the Nonemployee Director Stock Plan, recognized in selling, general and administrative expenses for the quarters ended December 16, 2015 and November 19, 2014 were approximately $197,000 and $167,000, respectively.

Of the 2.6 million shares approved for issuance under the Employee Stock Plan, 5.7 million options and restricted stock units were granted, and 3.4 million options and restricted stock units were cancelled or expired and added back into the plan, since the plan’s inception. Approximately 0.3 million shares remain available for future issuance as of December 16, 2015. Compensation cost for share-based payment arrangements under the Employee Stock Plan, recognized in selling, general and administrative expenses for the quarters ended December 16, 2015 and November 19, 2014, were approximately $455,000 and $154,000, respectively. Included in the fiscal quarter ended December 16, 2015 share based compensation cost is approximately $252,000, which represents accelerated share-based compensation expense as a result of the cancellation of 312,663 stock options.

In 2015, the Company approved a Total Shareholder Return, (TSR), Performance Based Incentive Plan which provides for a right to receive an unspecified number of shares of common stock under the Employee Stock Plan based on the total shareholder return ranking compared to a selection of peer companies over a three-year cycle. The award value varies from 0% to 200% of a base amount, as a result of the Company’s TSR performance in comparison to its peers over the measurement period. The number of shares at the end of the three-year period will be determined as the award value divided by the closing stock price on the last day of each fiscal year accordingly. Since the plan provides for an undeterminable number of shares, the plan is accounted for as a liability based plan. As of December 16, 2015, the estimated fair value of the performance shares liability at the end of fiscal 2017 and fiscal 2018, were $0.5 million for both years. The estimated liability has been determined based on a Monte Carlo simulation model. Based on this estimate, management accrues expense ratably over the three-year service periods. A valuation estimate of the future liability associated with each fiscal year's performance award plan will be performed periodically with adjustments made to the outstanding liability at each reporting period, as appropriate. As of December 16, 2015, the Company has recorded $74,000 in non-cash compensation expense in selling, general and administrative expenses related to its TSR Performance Based Incentive Plans.

Stock Options

Stock options granted under either the Employee Stock Plan or the Nonemployee Director Stock Plan have exercise prices equal to the market price of the Company’s common stock at the date of the grant.

Option awards under the Nonemployee Director Stock Plan generally vest 100% on the first anniversary of the grant date and expire ten years from the grant date. No options were granted under the Nonemployee Director Stock Plan in the quarter ended December 16, 2015. No options to purchase shares remain outstanding under this plan as of December 16, 2015.

Options granted under the Employee Stock Plan generally vest 50% on the first anniversary date of the grant date, 25% on the second anniversary of the grant date and 25% on the third anniversary of the grant date, with all options expiring ten years from the grant date. All options granted in fiscal quarter ended December 16, 2015 were granted under the Employee Stock Plan. Options to purchase 1,210,089 shares at option prices of $3.44 to $11.10 per share remain outstanding as of December 16, 2015.

A summary of the Company’s stock option activity for the quarter ended December 16, 2015 is presented in the following table:

	Shares Under Fixed Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
		(Per share)	(Years)	(In thousands)
Outstanding at August 26, 2015	1,288,099	$4.76	6.5	$350
Granted	279,944	4.89	—	—
Exercised	(19,750)	3.44	—	—
Cancelled	(312,663)	4.98	—	—
Forfeited/Expired	(25,541)	4.34	—	—
Outstanding at December 16, 2015	1,210,089	$4.76	7.3	$138
Exercisable at December 16, 2015	415,951	$4.93	3.5	$138

The intrinsic value for stock options is defined as the difference between the current market value, or closing price on December 16, 2015, and the grant price on the measurement dates in the table above.

Restricted Stock Units

Grants of restricted stock units consist of the Company’s common stock and generally vest after three years. All restricted stock units are cliff-vested. Restricted stock units are valued at the closing market price of the Company’s common stock at the date of grant.

A summary of the Company’s restricted stock unit activity during the quarter ended December 16, 2015 is presented in the following table:

	Restricted Stock Units	Weighted Average Fair Value	Weighted- Average Remaining Contractual Term
		(Per share)	(In years)
Unvested at August 26, 2015	409,417	$5.98	1.6
Granted	166,619	4.89	—
Vested	(197,482)	5.95	—
Forfeited	(4,202)	5.95	—
Unvested at December 16, 2015	374,352	$5.51	2.4

At December 16, 2015, there was approximately $2.5 million of total unrecognized compensation cost related to unvested restricted stock units that is expected to be recognized over a weighted-average period of 2.4 years.

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

Note 11. Earnings Per Share

Basic net income per share is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding and unvested restricted stock for the reporting period. Diluted net income per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. For the calculation of diluted net income per share, the basic weighted average number of shares is increased by the dilutive effect of stock options determined using the treasury stock method. Stock options excluded from the computation of net income per share for the quarter ended December 16, 2015 include approximately 1,050,089 shares with exercise prices exceeding market prices and approximately 88,000 shares whose inclusion would also be anti-dilutive.

The components of basic and diluted net income per share are as follows:

	Quarter Ended
	December 16, 2015	November 19, 2014
	(16 weeks)	(12 weeks)
	(In thousands, expect per share data)
Numerator:
Loss from continuing operations	$(1,739)	$(2,880)
Loss from discontinued operations	(72)	(139)
Net loss	$(1,811)	$(3,019)
Denominator:
Denominator for basic earnings per share—weighted-average shares	29,133	28,890
Effect of potentially dilutive securities:
Employee and non-employee stock options	—	—
Denominator for earnings per share assuming dilution	29,133	28,890
Loss per share from continuing operations:
Basic	$(0.06)	$(0.10)
Assuming dilution	$(0.06)	$(0.10)
Loss per share from discontinued operations:
Basic	$(0.00)	$(0.01)
Assuming dilution	$(0.00)	$(0.01)
Net loss per share:
Basic	$(0.06)	$(0.11)
Assuming dilution	$(0.06)	$(0.11)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s discussion and analysis of financial condition and results of operations should be read in conjunction with the unaudited Consolidated Financial Statements and footnotes for the quarter ended December 16, 2015 included in Item 1 of Part I of this Quarterly Report on Form 10 (this “Form 10-Q”), and the audited Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended August 26, 2015.

The following presents an analysis of the results and financial condition of our continuing operations. Except where indicated otherwise, the results of discontinued operations are excluded from this discussion.

The following table sets forth selected operating data as a percentage of total revenues (unless otherwise noted) for the periods indicated. All information is derived from the accompanying consolidated statements of income.

Percentages may not add due to rounding.

	Quarter Ended
	December 16, 2015	November 19, 2014
	(16 weeks)	(12 weeks)

Restaurant sales	94.0%	92.7%
Culinary contract services	4.1%	5.3%
Franchise revenue	1.8%	1.8%
Vending revenue	0.1%	0.1%
TOTAL SALES	100.0%	100.0%

STORE COSTS AND EXPENSES:
(As a percentage of restaurant sales)

Cost of food	28.6%	29.2%
Payroll and related costs	34.7%	35.6%
Other operating expenses	16.2%	17.7%
Occupancy costs	5.8%	6.1%
Store level profit margin	14.8%	11.6%

COMPANY COSTS AND EXPENSES:
(As a percentage of total sales)

Opening costs	0.3%	1.1%
Depreciation and amortization	5.8%	5.8%
Selling, general and administrative expenses	11.0%	10.5%
Net (gain) loss on disposition of property and equipment	(0.2)%	0.3%

Culinary Contract Services Costs
(As a percentage of Culinary Contract Services sales)

Cost of culinary contract services	90.0%	89.1%
Culinary income	10.0%	10.9%

Franchise Operations Costs
(As a percentage of Franchise Operations)

Cost of franchise operations	28.8%	24.3%
Franchise income	71.2%	75.7%

(As a percentage of total sales)
LOSS FROM OPERATIONS	(1.3)%	(5.1)%
Interest income	0.0%	0.0%
Interest expense	0.6%	(0.5)%
Other income (expense), net	(0.1)%	0.2%
Loss before income taxes and discontinued operations	2.0%	(5.4)%
Benefit for income taxes	(0.5)%	(2.1)%
Loss from continuing operations	(1.4)%	(3.3)%
Loss from discontinued operations, net of income taxes	(0.1)%	(0.2)%
NET LOSS	(1.5)%	(3.5)%

Although store level profit, defined as restaurant sales less cost of food, payroll and related costs, other operating expenses and occupancy costs is a non-GAAP measure, we believe its presentation is useful because it explicitly shows the results of our most significant reportable segment.   The following table reconciles between store level profit, a non-GAAP, measure to loss from continuing operations, a GAAP measure:

	Quarter Ended
	December 16, 2015	November 19, 2014
	(16 weeks)	(12 weeks)
	(In Thousands)

Store level profit	$16,783	$9,351

Plus:
Sales from culinary contract services	4,915	4,598
Sales from franchise revenue	2,125	1,581

Less:
Opening costs	397	925
Cost of culinary contract services	4,422	4,099
Cost of franchise operations	612	384
Depreciation and amortization	7,014	5,068
Selling, general and administrative expenses	13,243	9,151
Net (gain) loss on disposition of property and equipment	(279)	290
Interest income	(1)	(1)
Interest expense	696	456
Other income, net	118	(180)
Benefit for income taxes	(660)	(1,782)
Loss from continuing operations	$(1,739)	$(2,880)

The following table shows our restaurant unit count as of August 26, 2015 and December 16, 2015.

Restaurant Counts:

	August 26, 2015	FY16 Q1 Openings	FY16 Q1 Closings	December 16, 2015
Luby’s Cafeterias	93	—	—	93
Fuddruckers Restaurants	75	2	—	77
Cheeseburger in Paradise	8	—	—	8
Other restaurants[1]	1	—	—	1
Total	177	2	—	179

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

As of December 16, 2015, we owned and operated 179 restaurants, of which 93 are traditional cafeterias, 77 are gourmet hamburger restaurants, eight are casual dining restaurants and bars, and one primarily serves seafood. These establishments are located in close proximity to retail centers, business developments and residential areas mostly throughout the United States. Included in the 179 restaurants that we own and operate are 12 restaurants located at six property locations where we operate a side-by-side Luby’s Cafeteria and Fuddruckers on the same property. We refer to these locations as “Combo locations.”

As of December 16, 2015, we operated 28 Culinary Contract Services locations; 17 in the Houston, Texas area, three in Louisiana, two in Austin, Texas, and one in each of North Carolina, Florida, Georgia, Oklahoma, Missouri, and Massachusetts. Luby’s Culinary Contract Services provides food service management to healthcare, educational and corporate dining facilities.

As of December 16, 2015, we had 51 franchisees operating 110 Fuddruckers restaurants. Our largest five franchise owners own five to eleven restaurants each. Fifteen franchise owners each own two to four restaurants. The 31 remaining franchise owners each own one restaurant.

Accounting Periods

Our fiscal year ends on the last Wednesday in August. Accordingly, each fiscal year normally consists of 13 four-week periods, or accounting periods, accounting for 364 days in the aggregate. In fiscal year 2015, and prior, each of the first three quarters of each fiscal year consisted of three four-week periods, while the fourth quarter normally consisted of four four-week periods. Beginning in fiscal year 2016, the first quarter consisted of four four-week periods, while the last three quarters will normally consist of three four-week periods. However, fiscal year 2016 is a fiscal year consisting of 53 weeks, accounting for 371 days in the aggregate. As such, the fourth quarter of fiscal year 2016 will contain one five-week period, resulting in a 13-week fourth quarter, or 91 days in the aggregate. Comparability between quarters may be affected by the varying lengths of the quarters, as well as the seasonality associated with the restaurant business.

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

RESULTS OF OPERATIONS

Quarter Ended December 16, 2015 Compared to Quarter Ended November 19, 2014

Comparability between quarters is affected by the varying lengths of the quarters.  The quarter ended December 16, 2015 consisted of 16 weeks whereas the quarter ended November 19, 2014 consisted of 12 weeks.   For comparison to the 16-week quarter ended December 16, 2015, certain tables and comments, in this management discussion and analysis, also present a comparable 16-week period ended December 14, 2014.

Sales

	Quarter Ended	Quarter Ended	Comparable Period Ended	Q1FY2016 vs Comparable Period
($000s)	December 16, 2015	November 19, 2014	December 14, 2014	Increase/ (Decrease)
	(16 weeks)	(12 weeks)	(16 weeks)	(16 vs 16 weeks)

Restaurant sales	$113,546	$80,557	$111,233	2.1%
Culinary contract services	4,915	4,598	5,908	(16.8)%
Franchise revenue	2,125	1,581	2,136	(0.5)%
Vending revenue	158	125	161	(2.1)%
Total sales	$120,744	$86,861	$119,438	1.1%

Total sales increased approximately $1.3 million, or 1.1%, in the quarter ended December 16, 2015 compared to the comparable 16-week period ended December 14, 2014, consisting primarily of a $2.3 million increase in restaurant sales, a $1.0 million decrease in Culinary Contract Services sales. The other components of total sales are franchise revenue and vending revenue, which decreased $11 thousand and $3 thousand, respectively, in the quarter ended December 16, 2015 compared to the 16-week period ended December 14, 2014.

The Company has three reportable segments: Company-owned restaurants, franchise operations, and culinary contract services.

Company-Owned Restaurants

Restaurant Sales

	Quarter Ended	Quarter Ended	Comparable Period Ended	Q1FY2016 vs Comparable Period
Restaurant Brand	December 16,	November 19,	December 14,	Increase/(Decrease)
($000s)	2015	2014	2014	$ Amount	% Change
	(16 weeks)	(12 weeks)	(16 weeks)	(16 vs 16 weeks)
Luby’s Cafeterias	$70,905	$50,548	$71,111	$(206)	(0.3)%
Fuddruckers	30,880	21,452	28,782	2,098	7.3%
Combo locations	7,020	5,057	6,847	173	2.5%
Cheeseburger in Paradise	4,741	3,500	4,493	248	5.5%
Total Restaurant Sales	$113,546	$80,557	$111,233	$2,313	2.1%

Restaurant sales increased approximately $2.3 million in the quarter ended December 16, 2015, compared to the comparable 16-week period ended December 14, 2014. Sales from stand-alone Fuddruckers locations increased by approximately $2.1 million to approximately $30.9 million, sales at Cheeseburger in Paradise restaurants increased by approximately $0.2 million to approximately $4.7 million, and sales at Combo locations increased approximately $0.2 million to approximately $7.0 million. These sales increases were offset by an approximate $0.2 million decrease in sales at our stand-alone Luby’s Cafeteria restaurants. The approximate $2.1 million sales increase at stand-alone Fuddruckers restaurants was the result of ten restaurant openings and a same-store sales increase of 1.3%, offset by the closure of five locations over the 12 months ended December 16, 2015. The 1.3% increase in same-store sales at stand-alone Fuddruckers restaurants resulted from a 4.5% increase in average spend per guest, offset by a 3.2% decline in guest traffic. The increase in sales at our Combo locations was due to the addition of our sixth Combo location, offset by a net decrease in sales at other Combo locations. All eight stores that we operate as Cheeseburger in Paradise are included in our same-store grouping and this group of restaurants realized a 5.5% increase in sales in the quarter ended December 16, 2015 compared to the comparable 16-week period ended December 14, 2014. The $0.2 million sales decrease at our stand-alone Luby’s Cafeterias was due to the closure of two Luby’s Cafeterias, offset by a 1.2% increase in Luby’s Cafeteria same-store sales. The 1.2% increase in Luby’s Cafeteria same-store sales was the result of a 0.8% increase in guest traffic and a 0.4% increase in average spend per guest.

Cost of Food

	Quarter Ended	Quarter Ended	Comparable Period Ended	Q1FY2016 vs Comparable Period
($000s)	December 16, 2015	November 19, 2014	December 14, 2014	Increase/ (Decrease)
	(16 weeks)	(12 weeks)	(16 weeks)	(16 vs 16 weeks)

Cost of food	$32,434	$23,484	$32,755	(1.0)%
As a percent of restaurant sales	28.6%	29.2%	29.4%	(0.8)%

Cost of food decreased approximately $0.3 million, or 1.0%, in the quarter ended December 16, 2015 compared to the comparable 16-week period ended December 14, 2014 due primarily to decreases in food commodity costs, particularly with beef costs which were 19.0% lower at Fuddruckers where the core menu items include hamburgers. As a percentage of restaurant sales, cost of food decreased 0.8% to 28.6% in the quarter ended December 16, 2015 compared to the comparable 16-week period ended December 14, 2014. Food commodity prices for our basket of food commodity purchases decreased 1.0% at our Luby’s Cafeterias locations and 5.0% at our Fuddruckers restaurants.

Payroll and Related Costs

	Quarter Ended	Quarter Ended	Comparable Period Ended	Q1FY2016 vs Comparable Period
($000s)	December 16, 2015	November 19, 2014	December 14, 2014	Increase/ (Decrease)
	(16 weeks)	(12 weeks)	(16 weeks)	(16 vs 16 weeks)

Payroll and related costs	$39,424	$28,686	$38,758	1.7%
As a percent of restaurant sales	34.7%	35.6%	34.8%	(0.1)%

Payroll and related costs increased approximately $0.7 million in the quarter ended December 16, 2015 compared to the comparable 16-week period ended December 14, 2014, due primarily to increases in restaurant management costs. Increases in payroll costs is primarily related to our investments in training and leadership development as well as higher variable compensation on improved store level profitability. As a percentage of restaurant sales, payroll and related costs decreased 0.1%, to 34.7% in the quarter ended December 16, 2015 compared to 34.8% in the comparable 16-week period ended December 14, 2014 due to our ability to leverage payroll and related costs over higher sales volumes.

Other Operating Expenses

	Quarter Ended	Quarter Ended	Comparable Period Ended	Q1FY2016 vs Comparable Period
($000s)	December 16, 2015	November 19, 2014	December 14, 2014	Increase/ (Decrease)
	(16 weeks)	(12 weeks)	(16 weeks)	(16 vs 16 weeks)

Other operating expenses	$18,421	$14,219	$18,988	(3.0)%
As a percent of restaurant sales	16.2%	17.7%	17.1%	(0.9)%

Other operating expenses primarily include restaurant-related expenses for utilities, repairs and maintenance, local store advertising, property and liability insurance losses above insurance deductibles, services and supplies. Other operating expenses decreased by approximately $0.6 million, or 3.0% in the quarter ended December 16, 2015 compared to the comparable 16-week period ended December 14, 2014, due primarily to (1) an approximate $0.6 million decrease in utilities expense; (2) an approximate $0.4 million decrease in repairs and maintenance, losses above insurance deductibles, and bad debt estimates for doubtful accounts; and (3) an approximate $0.1 million decrease in store-level marketing expense; offset by (4) a $0.5 million increase in restaurant supplies and services, including an increase of approximately $0.1 million related to higher credit card usage fees. As a percentage of restaurant sales, other operating expenses decreased 0.9%, to 16.2%, in the quarter ended December 16, 2015, compared to 17.1% for the 16-week period ended December 14, 2014.

Occupancy Costs

	Quarter Ended	Quarter Ended	Comparable Period Ended	Q1FY2016 vs Comparable Period
($000s)	December 16, 2015	November 19, 2014	December 14, 2014	Increase/ (Decrease)
	(16 weeks)	(12 weeks)	(16 weeks)	(16 vs 16 weeks)

Occupancy cost	$6,642	$4,942	$6,677	(0.5)%
As a percent of restaurant sales	5.8%	6.1%	6.0%	(0.2)%

Occupancy costs include property lease expense, property taxes, common area maintenance charges, and property insurance expense. Occupancy costs decreased approximately $35 thousand to approximately $6.6 million in the quarter ended December 16, 2015 compared to the 16-week period ended December 14, 2014.

Franchise Operations

	Quarter Ended	Quarter Ended	Comparable Period Ended	Q1FY2016 vs Comparable Period
($000s)	December 16, 2015	November 19, 2014	December 14, 2014	Increase/ (Decrease)
	(16 weeks)	(12 weeks)	(16 weeks)	(16 vs 16 weeks)

Franchise revenue	$2,125	$1,581	$2,136	(0.5)%
Cost of franchise operations	612	384	539	13.5%
Franchise profit	$1,513	$1,197	$1,597	(7.5)%
Franchise profit as percent of franchise revenue	71.2%	75.7%	74.8%	(4.1)%

We only offer franchises for the Fuddruckers brand. Franchises are sold in markets where expansion is deemed advantageous to the development of the Fuddruckers concept and system of restaurants. Franchise revenue includes (1) royalties paid to us as the franchisor for the Fuddruckers brand and (2) franchise fees paid to us when franchise units are opened for business or transferred to new owners. Franchise revenue decreased approximately $11 thousand in the quarter ended December 16, 2015 compared to the 16-week period ended December 14, 2014. The $11 thousand decrease in franchise revenue includes an approximate $76 thousand decrease in franchise royalties offset by an approximate $65 thousand increase in non-royalty related fee income.

Cost of Franchise Operations

Cost of franchise operations includes the direct costs associated with supporting franchisees with opening new Fuddruckers franchised restaurants and the corporate overhead expenses associated with generating franchise revenue.  These corporate expenses primarily include the salaries and benefits, travel and related expenses, and other expenses for employees whose primary job function involves supporting our franchise owners and the development of new franchise locations.   Cost of franchise operations increased approximately $0.1 million, or 13.5%, in the quarter ended December 19, 2015 compared to the comparable 16-week period ended December 14, 2014, primarily as a result of an increased number of franchise openings in the quarter ended December 16, 2015.  Franchisees opened three international locations (one in each of Italy, Colombia, and Mexico) and three domestic locations (one in each of Michigan, California, and Florida) in the quarter ended December 16, 2015.  Franchise profit, defined as Franchise revenue less Cost of franchise operations, decreased approximately $0.1 million in the quarter ended December 16, 2015 compared to the 16-week period ended December 14, 2014.

Culinary Contract Services

Culinary Contract Services is a business line servicing healthcare, higher education, and corporate dining clients. The healthcare accounts are full service and typically include in-room delivery, catering, vending, coffee service and retail dining. We operated 28 Culinary Contract Services locations at the end of the quarter ended December 16, 2015 and 26 at the end of the quarter ended November 19, 2014. We focus on clients able to enter into agreements where all operating costs are reimbursed to us and we generally charge a fixed fee. These agreements typically present lower financial risk to the company.

Culinary Contract Services Revenue

	Quarter Ended	Quarter Ended	Comparable Period Ended	Q1FY2016 vs Comparable Period
($000s)	December 16, 2015	November 19, 2014	December 14, 2014	Increase/ (Decrease)
	(16 weeks)	(12 weeks)	(16 weeks)	(16 vs 16 weeks)

Culinary contract services sales	$4,915	$4,598	$5,908	(16.8)%
Cost of culinary contract services	4,422	4,099	5,302	(16.6)%
Culinary contract profit	$493	$499	$606	(18.6)%
Culinary contract profit as percent of Culinary contract sales	10.0%	10.9%	10.3%	(0.3)%

Culinary Contract Services revenue decreased approximately $1.0 million, or 16.8%, in the quarter ended December 16, 2015 compared to the 16-week period ended December 14, 2014.  The decrease in Culinary Contract Services revenue was the result of higher sales volume locations ceasing operations over the past 12 months, replaced with locations that are smaller in nature and thus generate lower sales volumes.

Cost of Culinary Contract Services includes the food, payroll and related costs, other direct operating expenses, and corporate overhead expenses associated with generating Culinary Contract Services sales. Cost of Culinary Contract Services decreased approximately $0.9 million, or 16.6%, in the quarter ended December 16, 2015 compared to the comparable 16-week period ended December 14, 2014, consistent with a decrease in Culinary Contract Services revenue. Culinary Contract Services profit margin, defined as Culinary Contract Services revenue less Cost of Culinary Contract Services, decreased to 10.0% in the quarter ended December 16, 2015 from 10.3% in the comparable 16-week period ended December 14, 2014.

 Company-wide Expenses

Opening Costs

Opening costs include labor, supplies, occupancy, and other costs necessary to support the restaurant through its opening period. Opening costs were approximately $0.4 million in the quarter ended December 16, 2015 compared to approximately $0.9 million in the quarter ended November 19, 2014. Both quarters included carrying costs of locations to be developed for future restaurant openings. The $0.4 million in opening costs in the quarter ended December 16, 2015 included the carrying costs for five locations where we previously operated Cheeseburger in Paradise restaurants. Two of these locations opened as Fuddruckers restaurants in the quarter ended December 16, 2015 and one opened after the end of the quarter ended December 16, 2015. The other two locations are slated for possible future restaurant openings. The $0.9 million in opening costs in the quarter ended November 19, 2014 included the opening costs for five Fuddruckers restaurants, two that opened in the quarter ended November 19, 2014, two that opened prior to the start of the quarter ended November 19, 2014, and one that opened after the end of the quarter ended November 19, 2014.

Depreciation and Amortization Expense

	Quarter Ended	Quarter Ended	Comparable Period Ended	Q1FY2016 vs Comparable Period
($000s)	December 16, 2015	November 19, 2014	December 14, 2014	Increase/ (Decrease)
	(16 weeks)	(12 weeks)	(16 weeks)	(16 vs 16 weeks)

Depreciation and amortization	$7,014	$5,068	$6,664	5.3%
As a percent of total sales	5.8%	5.8%	5.6%	0.2%

Depreciation and amortization expense increased by approximately $0.4 million, or 5.3%, in the quarter ended December 16, 2015 compared to the comparable 16-week period ended December 14, 2014 due primarily to the addition of depreciation related to new capital expenditures for restaurant conversions and restaurant remodeling activity.

Selling, General and Administrative Expenses

	Quarter Ended	Quarter Ended	Comparable Period Ended	Q1FY2016 vs Comparable Period
($000s)	December 16, 2015	November 19, 2014	December 14, 2014	Increase/ (Decrease)
	(16 weeks)	(12 weeks)	(16 weeks)	(16 vs 16 weeks)

General and administrative expenses	$11,455	$8,480	$11,215	2.1%
Marketing and advertising expenses	1,788	671	1,047	70.8%
Selling, general and administrative expenses	$13,243	$9,151	$12,262	8.0%
As percent of total sales	11.0%	10.5%	10.3%	0.7%

Selling, general and administrative expenses include corporate salaries and benefits-related costs, including restaurant area leaders, share-based compensation, marketing and advertising expense, professional fees, travel and recruiting expenses and other office expenses. Selling, general and administrative expenses increased approximately $1.0 million, or 8.0%, in the quarter ended December 16, 2015 compared to the comparable 16-week period ended December 14, 2014. Increases in selling, general and administrative expense are attributable to increased spending on marketing and advertising efforts. The increased spending in marketing and advertising is intended to motivate increased guest visits, increased frequency of visits, and increased overall brand awareness. This includes sponsorships and partnerships with sports teams that we believe enhance our visibility and appeal within our core markets. The increased marketing and advertising expense also reflects greater emphasis placed on these efforts earlier in our fiscal year. As a percentage of total revenue, selling, general and administrative expenses increased to 11.0% in the quarter ended December 16, 2015, compared to 10.3% in the comparable 16-week period ended December 14, 2014.

Provision for Asset Impairments

There was no impairment charge for the quarter ended December 16, 2015 and in the quarter ended November 19, 2014.

Net (Gain) Loss on Disposition of Property and Equipment

Gain on disposition of property and equipment was approximately $0.3 million in the quarter ended December 16, 2015 and primarily reflects the gain on the sale of one property that we had previously acquired for possible development. Loss on disposition of property and equipment was approximately $0.3 million in the quarter ended November 19, 2014 and included the sale of equipment and other normal asset retirement activity.

Interest Income

Interest income was $1 thousand in the quarter ended December 16, 2015 in the quarter ended November 19, 2014.

Interest Expense

Interest expense was approximately $0.7 million in the quarter ended December 16, 2015 and in the comparable 16-week period ended December 14, 2014. Interest expense was approximately $0.5 million for the 12-week quarter ended November 19, 2014.

Other Income, Net

Other income, net, consisted primarily of the following components: net rental property income and expenses relating to property for which we are the landlord; prepaid sales tax discounts earned through our participation in state tax prepayment programs; and oil and gas royalty income. Other income, net, in the quarter ended December 16, 2015 decreased approximately $0.3 million compared to comparable 16-week period ended December 14, 2014 due primarily to lower net rental income and an increase in discounts related to a higher volume of sales of pre-paid gift cards. Other income, net also decreased approximately $0.3 million compared to the 12-week quarter ended November 19, 2014.

Taxes

For the quarter ended December 16, 2015, the income taxes related to continuing operations resulted in a tax benefit of approximately $0.7 million compared to a tax benefit of $1.8 million for the quarter ended November 19, 2014. These tax benefits were due to the loss before taxes and discontinued operations in the quarter ended December 16, 2015 and in the quarter ended November 19, 2014.

Discontinued Operations

Loss from discontinued operations was approximately $0.1 million in the quarter ended December 16, 2015 and in the quarter ended November 19, 2014. Loss from discontinued operations of approximately $0.1 million in the quarter ended December 16, 2015 consisted of approximately $0.1 million in carrying costs associated with assets related to discontinued operations offset by a tax benefit of less than $0.1 million. The loss from discontinued operations of approximately $0.1 million in the quarter ended November 19, 2014 consisted of $0.2 million in carrying costs associated with assets related to discontinued operations offset by an approximate $0.1 million tax benefit.

LIQUIDITY AND CAPITAL RESOURCES

Cash and Cash Equivalents

General. Our primary sources of short-term and long-term liquidity are cash flows from operations and our revolving credit facility. During the quarter ended December 16, 2015, cash provided by operating activities was approximately $6.3 million offset by cash used in investing activities of approximately $3.8 million and cash used in financing activities of approximately $2.4 million. Cash and cash equivalents increased approximately $0.1 million in the quarter ended December 16, 2015 compared to approximately $1.0 million decrease in the quarter ended November 19, 2014. We plan to continue the level of capital and repair and maintenance expenditures necessary to keep our restaurants attractive and operating efficiently.

Our cash requirements consist principally of:

•	payments to reduce our debt;
•	capital expenditures for construction, restaurant renovations and upgrades, information technology and culinary contract services development; and
•	working capital primarily for our Company-owned restaurants and Culinary Contract Services agreements.

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

The following table summarizes our cash flows from operating, investing and financing activities:

	Quarter Ended
	December 16, 2015	November 19, 2014
	(16 weeks)	(12 weeks)
	(In thousands)
Total cash provided by (used in):
Operating activities	$6,343	$(4,327)
Investing activities	(3,796)	(2,897)
Financing activities	(2,467)	6,250
Net increase (decrease) in cash and cash equivalents	$80	$(974)

Operating Activities. Cash provided by operating activities was approximately $6.3 million in the quarter ended December 16, 2015, an approximate $10.7 million increase from the quarter ended November 19, 2014. The $10.7 million increase in cash is due to an approximate $4.1 million increase in cash provided by operations before changes in operating assets and liabilities plus an approximate $6.6 million increase in cash provided by changes in operating assets and liabilities for the quarter ended December 16, 2015.

Cash generated by operating activities before changes in operating assets and liabilities was approximately $4.7 million in the quarter ended December 16, 2015, a $4.1 million increase compared to the quarter ended November 19, 2014. The $4.1 million increase in cash provided by operating activities before changes in operating assets and liabilities was primarily due to increased store level profit from our Company-owned restaurants, partially due to four additional operating weeks in the first quarter fiscal 2016.

Changes in operating assets and liabilities was an approximate $1.6 million source of cash in the quarter ended December 16, 2015 and an approximate $5.0 million use of cash in the quarter ended November 19, 2014. The $6.6 million increase in the source of cash was due to differences in the change in asset and liability balances between the quarter ended December 16, 2015 and the quarter ended November 19, 2014. Increases in current asset accounts are a use of cash while decreases in current asset accounts are a source of cash. During the quarter ended December 16, 2015, the change in trade accounts and other receivables was an approximate $0.2 million source of cash which was $1.0 million greater than in the quarter ended November 19, 2014. The change in inventory during the quarter ended December 16, 2015 was an approximate $1.0 million use of cash which was a $1.0 million decrease from the quarter ended November 19, 2014. The change in prepaid expenses and other assets was an approximate $0.4 million source of cash during the quarter ended December 16, 2015, which was a $0.8 million decrease from the quarter ended November 19, 2014.

Increase in current liability accounts are a source of cash, while decreases in current liability accounts are a use of cash. During the quarter ended December 16, 2015, changes in the balances of accounts payable, accrued expenses and other liabilities was an approximate $2.0 million source of cash, compared to a use of cash of approximately $3.4 million during the quarter ended November 19, 2014.

Investing Activities. We generally reinvest available cash flows from operations to develop new restaurants, enhance existing restaurants and support Culinary Contract Services. Cash used by investing activities was approximately $3.8 million in the quarter ended December 16, 2015 and approximately $2.9 million in the quarter ended November 19, 2014. Capital expenditures were approximately $5.7 million in the quarter ended December 16, 2015, a $2.1 million increase compared to the quarter ended November 19, 2014. Proceeds from the disposal of assets were approximately $1.9 million in the quarter ended December 16, 2015 and approximately $0.7 million in the quarter ended November 19, 2014.

Financing Activities. Cash used in financing activities was approximately $2.5 million in the quarter ended December 16, 2015 compared to an approximate $6.3 million source of cash during the quarter ended November 19, 2014. Cash flows from financing activities was primarily the result of borrowings and repayments related to our revolving credit facility. During the quarter ended December 16, 2015, repayments exceeded borrowings by approximately $2.5 million. During the quarter ended November 19, 2014, borrowings exceeded repayments of the credit facility by approximately $6.3 million.

Status of Long-Term Investments and Liquidity

At December 16, 2015, we did not hold any long-term investments.

Status of Trade Accounts and Other Receivables, Net

We monitor the aging of our receivables, including Fuddruckers franchising related receivables, and record provisions for uncollectable accounts, as appropriate. Credit terms of accounts receivable associated with our Culinary Contract Services business vary from 30 to 45 days based on contract terms.

Working Capital

Current assets decreased approximately $0.2 million in the quarter ended December 16, 2015 compared to an increase of approximately $0.6 million in the quarter ended November 19, 2014. In the quarter ended December 16, 2015, food and supply inventories and cash increased approximately $0.5 million and $0.1 million, respectively, partially offset by decreases in prepaid expenses and trade accounts and other receivables of approximately $0.5 million and $0.2 million, respectively. In the quarter ended November 19, 2014, food and supply inventory increased approximately $2.0 million and trade accounts and other receivables increased approximately $0.7 million; partially offset by decreases in prepaid expenses of approximately $1.1 million and cash of approximately $1.0 million.

Current liabilities increased approximately $2.2 million in the quarter ended December 16, 2015 compared to a decrease of approximately $2.8 million in the quarter ended November 19, 2014. In the quarter ended December 16, 2015, unredeemed gift cards increased approximately $1.4 million, taxes other than income taxes increased approximately $0.9 million, salaries and incentives increased approximately $0.8 million and income taxes and other increased approximately $0.6 million; partially offset by decreases in accounts payable of approximately $1.3 million and accrued operating expenses of approximately $0.2 million. In the quarter ended November 19, 2014, unredeemed gift cards increased approximately $1.1 million, taxes other than income taxes increased approximately $0.8 million and income taxes and other increased approximately $0.3 million; partially offset by decreases in accounts payable of approximately $3.8 million, salaries and incentives of approximately $1.1 million and accrued operating expenses of approximately $0.1 million.

Capital Expenditures

Capital expenditures consist of purchases of real estate for future restaurant sites, Culinary Contract Services investments, new unit construction, purchases of new and replacement restaurant furniture and equipment, and ongoing remodeling programs. Capital expenditures for the quarter ended December 16, 2015 were approximately $5.7 million and related to recurring maintenance of our existing units, improvement of our culinary contract services business and the development of future restaurant sites. We expect to be able to fund all capital expenditures in fiscal 2016 using proceeds from the sale of assets, cash flows from operations and our available credit. We expect to spend approximately $20.0 to $22.0 million on capital expenditures in fiscal 2016.

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

Pursuant to the October 2, 2015 amendment, the total aggregate amount of the lenders’ commitments was lowered to $60.0 million from $70.0 million. At December 16, 2015, after applying the Lease Adjusted Leverage Ratio Limitation, the available borrowing capacity was $23.1 million.

The 2013 Credit Facility is guaranteed by all of our present subsidiaries and will be guaranteed by our future subsidiaries. In addition to the bank’s increased commitment under the 2013 Credit Agreement, it may be increased to a maximum commitment of $90.0 million.

At any time throughout the term of the 2013 Credit Facility, we have the option to elect one of two basis of interest rates. One interest rate option is the greater of (a) the Federal Funds Effective Rate plus 0.50%, or (b) prime plus, in either case, an applicable spread that ranges from 0.75% to 2.25% per annum. The other interest rate option is the London InterBank Offered Rate plus a spread that ranges from 2.50% to 4.00% per annum. The applicable spread under each option is dependent upon the ratio of our debt to EBITDA at the most recent determination date.

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

The 2013 Credit Facility is secured by a perfected first priority lien on certain of our real property and all of the material personal property owned by us or any of our subsidiaries, other than certain excluded assets (as defined in the Credit Agreement). At December 16, 2015, the carrying value of the collateral securing the 2013 Credit Facility was $116.9 million.

The 2013 Credit Agreement, as amended, contains the following covenants among others:

●

Debt Service Coverage Ratio of not less than (i) 1.10 to 1.00 at all times during the first, second and third fiscal quarters of the Borrower’s fiscal year 2015, (ii) 1.25 to 1.00 at all times during the fourth fiscal quarter of the Borrower’s fiscal year 2015, and (iii) 1.50 to 1.00 at all times thereafter,

●

Lease Adjusted Leverage Ratio of not more than (i) 5.75 to 1.00 at all times during the first, second and third fiscal quarters of the Borrower’s fiscal year 2015, (ii) 5.50 to 1.00 at all times during the fourth fiscal quarter of the Borrower’s fiscal year 2015, (iii) 5.25 to 1.00 at all times during the first fiscal quarter of the Borrower’s fiscal year 2016, (iv) 5.00 to 1.00 at all times during the second fiscal quarter of the Borrower’s fiscal year 2016, and (v) 4.75 to 1.00 at all times thereafter,

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

We were in compliance with the covenants contained in the 2013 Credit Agreement as amended as of December 16, 2015.

The 2013 Credit Agreement also includes customary events of default. If a default occurs and is continuing, the lenders’ commitments under the 2013 Credit Facility may be immediately terminated and/or we may be required to repay all amounts outstanding under the 2013 Credit Facility.

As of December 16, 2015, we had $35.0 million in outstanding loans and $1.3 million committed under letters of credit, which were issued as security for the payment of insurance obligations and $0.6 million in capital lease commitments.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The Consolidated Financial Statements included in Item 1 of Part 1 of this Form 10-Q were prepared in conformity with GAAP. Preparation of the financial statements requires us to make judgments, estimates and assumptions that affect the amounts of assets and liabilities in the financial statements and revenues and expenses during the reporting periods. Due to the significant, subjective and complex judgments and estimates used when preparing our Consolidated Financial Statements, management regularly reviews these assumptions and estimates with the Finance and Audit Committee of our Board. Management believes the following are critical accounting policies used in the preparation of these financial statements. Actual results may differ from these estimates, including our estimates of future cash flows, which are subject to the current economic environment and changes in estimates. We had no changes in our critical accounting policies and estimates which were disclosed in our Annual Report on Form 10-K for the fiscal year ended August 26, 2015.

NEW ACCOUNTING PRONOUNCEMENTS

In April 2014, the FASB issued ASU No 2014-08 Presentation of Financial Statements (Topic 205) and Property, Plant and Equipment (Topic 360). The amendments in ASU 2014-08 change the criteria for reporting discontinued operations while enhancing disclosures in this area. It also addresses sources of confusion and inconsistent application related to financial reporting of discontinued operations guidance in GAAP. Under the new guidance, only disposals representing a strategic shift in operations should be presented as discontinued operations. Those strategic shifts should have a major effect on the organization’s operations and financial results. Examples include a disposal of a major geographic area, a major line of business, or a major equity method investment. In addition, the new guidance requires expanded disclosures about discontinued operations that will provide financial statement users with more information about the assets, liabilities, income, and expenses of discontinued operations. The pronouncement is effective for fiscal years, and interim periods within those fiscal years, after December 15, 2014. The adoption of this pronouncement did not have a material impact on the Company’s Consolidated Financial Statements.

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

In some cases, investors can identify these statements by forward-looking words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “outlook,” “may,” “should,” “will,” and “would” or similar words. Forward-looking statements are based on certain assumptions and analyses made by management in light of its experience and perception of historical trends, current conditions, expected future developments and other factors it beieves are relevant. Although management believes that its assumptions are reasonable based on information currently available, those assumptions are subject to significant risks and uncertainties, many of which are outside of its control. The following factors, as well as the factors set forth in Item 1A of our Annual Report on Form 10-K for the fiscal year ended August 26, 2015 and any other cautionary language in this Form 10-Q, provide examples of risks, uncertainties, and events that may cause our financial and operational results to differ materially from the expectations described in our forward-looking statements:

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risk from changes in interest rates affecting our variable-rate debt. As of December 16, 2015, the total amount of debt subject to interest rate fluctuations outstanding under our 2013 Credit Facility was $35.0 million. Assuming an average debt balance of $35.0 million, a 1.0% increase in prevailing interest rates would increase our annual interest expense by $0.4 million.

We are not currently using interest rate swaps to manage interest risk on our variable-rate debt.

We have exposure to various foreign currency exchange rate fluctuations for revenues generated by our operations outside of the United States, which can adversely impact our net income and cash flows. Approximately 0.13% of our total revenues as of both fiscal quarters ended December 16, 2015 and November 19, 2014 were derived from sales to customers and royalties from franchisees outside the contiguous United States. All of this business is conducted in the local currency of the country in which the franchise operates. We do not enter into financial instruments to manage this foreign currency exchange risk.

Many ingredients in the products sold in our restaurants are commodities subject to unpredictable price fluctuations. We attempt to minimize price volatility by negotiating fixed price contracts for the supply of key ingredients and in some cases by passing increased commodity costs through to the customer by adjusting menu prices or menu offerings. Our ingredients are available from multiple suppliers so we are not dependent on a single vendor for our ingredients.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act), as of December 16, 2015. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of December 16, 2015, our disclosure controls and procedures were effective in providing reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended December 16, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II—OTHER INFORMATION

Item 1. Legal Proceedings

There have been no material changes to our legal proceedings as disclosed in “Legal Proceedings” in Item 3 of Part I of our Annual Report on Form 10-K for the fiscal year ended August 26, 2015.

Item 1A. Risk Factors

There have been no material changes during the quarter ended December 16, 2015 to the Risk Factors discussed in Item1A of Part I of our Annual Report on Form 10-K for the fiscal year ended August 26, 2015.

Item 6. Exhibits

10.1

Form of Luby’s, Inc. Incentive Stock Option granted under Luby’s Incentive Stock Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed November 16, 2015 (File No. 001-08308)).

10.2

Form of Luby’s, Inc. Incentive Stock Plan Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed November 16, 2015 (File No. 001-08308)).

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

LUBY’S, INC. (Registrant)

Date: January 25, 2016	By:	/s/ Christopher J. Pappas
Christopher J. Pappas
President and Chief Executive Officer
(Principal Executive Officer)

Date: January 25, 2016	By:	/s/ K. Scott Gray
K. Scott Gray
Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

10.1

Form of Luby’s, Inc. Incentive Stock Option granted under Luby’s Incentive Stock Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed November 16, 2015 (File No. 001-08308)).

10.2

Form of Luby’s, Inc. Incentive Stock Plan Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed November 16, 2015 (File No. 001-08308)).

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