Form 10-Q
period 2016-03-09
LUBYS INC
filed 2016-04-18
CIK 16099

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
__________________________
FORM 10-Q
__________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 9, 2016
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period From to
Commission file number: 001-08308
__________________________
Luby's, Inc.
(Exact name of registrant as specified in its charter)
__________________________

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

As of April 13, 2016 there were 28,920,690 shares of the registrant’s common stock outstanding.

Luby’s, Inc.
Form 10-Q
Quarter ended March 9, 2016

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

Part I—FINANCIAL INFORMATION

Item1. Financial Statements

Luby’s, Inc.
Consolidated Balance Sheets
(In thousands, except share data)

	March 9, 2016	August 26, 2015
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$1,439	$1,501
Trade accounts and other receivables, net	5,389	5,175
Food and supply inventories	4,784	4,483
Prepaid expenses	2,914	3,402
Assets related to discontinued operations	1	10
Deferred income taxes	577	577
Total current assets	15,104	15,148
Property held for sale	3,054	4,536
Assets related to discontinued operations	3,666	3,671
Property and equipment, net	198,697	200,202
Intangible assets, net	21,728	22,570
Goodwill	1,605	1,643
Deferred income taxes	14,163	12,917
Other assets	3,511	3,571
Total assets	$261,528	$264,258
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$19,089	$20,173
Liabilities related to discontinued operations	407	408
Accrued expenses and other liabilities	24,398	23,967
Total current liabilities	43,894	44,548
Credit facility debt	37,000	37,500
Liabilities related to discontinued operations	17	182
Other liabilities	7,490	7,369
Total liabilities	88,401	89,599
Commitments and Contingencies
SHAREHOLDERS’ EQUITY
Common stock, $0.32 par value; 100,000,000 shares authorized; shares issued were 29,401,370 and 29,134,603, respectively; shares outstanding were 28,901,370 and 28,634,603, respectively	9,408	9,323
Paid-in capital	29,799	29,006
Retained earnings	138,695	141,105
Less cost of treasury stock, 500,000 shares	(4,775)	(4,775)
Total shareholders’ equity	173,127	174,659
Total liabilities and shareholders’ equity	$261,528	$264,258

The accompanying notes are an integral part of these Consolidated Financial Statements.

Luby’s, Inc.
Consolidated Statements of Operations (unaudited)
(In thousands, except per share data)

	Quarter Ended		Two Quarters Ended
	March 9, 2016	February 11, 2015	March 9, 2016	February 11, 2015
	(12 weeks)	(12 weeks)	(28 weeks)	(24 weeks)
SALES:
Restaurant sales	$86,314	$85,486	$199,861	$166,043
Culinary contract services	3,918	3,771	8,833	8,369
Franchise revenue	1,700	1,605	3,825	3,186
Vending revenue	137	120	295	244
TOTAL SALES	92,069	90,982	212,814	177,842
COSTS AND EXPENSES:
Cost of food	24,600	25,468	57,034	48,951
Payroll and related costs	29,834	29,519	69,258	58,205
Other operating expenses	13,736	14,194	32,157	28,413
Occupancy costs	5,535	5,030	12,177	9,972
Opening costs	174	670	571	1,595
Cost of culinary contract services	3,520	3,478	7,942	7,577
Cost of franchise operations	428	354	1,039	738
Depreciation and amortization	5,220	4,781	12,235	9,849
Selling, general and administrative expenses	9,843	9,381	23,086	18,532
Provision for asset impairments	37	218	37	218
Net gain on disposition of property and equipment	(556)	(1,377)	(835)	(1,087)
Total costs and expenses	92,371	91,716	214,701	182,963
LOSS FROM OPERATIONS	(302)	(734)	(1,887)	(5,121)
Interest income	1	1	2	2
Interest expense	(495)	(569)	(1,191)	(1,025)
Other income (expense), net	29	78	(90)	258
Loss before income taxes and discontinued operations	(767)	(1,224)	(3,166)	(5,886)
Provision (benefit) for income taxes	(185)	61	(845)	(1,721)
Loss from continuing operations	(582)	(1,285)	(2,321)	(4,165)
Loss from discontinued operations, net of income taxes	(17)	(74)	(89)	(213)
NET LOSS	$(599)	$(1,359)	$(2,410)	$(4,378)
Loss per share from continuing operations:
Basic	$(0.02)	$(0.04)	$(0.08)	$(0.14)
Assuming dilution	$(0.02)	$(0.04)	$(0.08)	$(0.14)
Loss per share from discontinued operations:
Basic	$(0.00)	$(0.01)	$(0.00)	$(0.01)
Assuming dilution	$(0.00)	$(0.01)	$(0.00)	$(0.01)
Net loss per share:
Basic	$(0.02)	$(0.05)	$(0.08)	$(0.15)
Assuming dilution	$(0.02)	$(0.05)	$(0.08)	$(0.15)
Weighted average shares outstanding:
Basic	29,247	28,921	29,182	28,906
Assuming dilution	29,247	28,921	29,182	28,906

The accompanying notes are an integral part of these Consolidated Financial Statements.

Luby’s, Inc.
Consolidated Statement of Shareholders’ Equity (unaudited)
(In thousands)

	Common Stock						Total
	Issued		Treasury		Paid-In	Retained	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Earnings	Equity
Balance at August 26, 2015	29,135	$9,323	(500)	$(4,775)	$29,006	$141,105	$174,659
Net loss	—	—	—	—	—	(2,410)	(2,410)
Share-based compensation expense	30	10	—	—	793	—	803
Common stock issued under employee benefit plans	176	56	—	—	19	—	75
Common stock issued under nonemployee benefit plans	60	19	—	—	(19)	—	—
Balance at March 9, 2016	29,401	$9,408	(500)	$(4,775)	$29,799	$138,695	$173,127

The accompanying notes are an integral part of these Consolidated Financial Statements.

Luby’s, Inc.
Consolidated Statements of Cash Flows (unaudited)
(In thousands)

	Two Quarters Ended
	March 9, 2016	February 11, 2015
	(28 weeks)	(24 weeks)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,410)	$(4,378)
Adjustments to reconcile net loss to net cash provided by operating activities:
Provision for asset impairments, net of gains on disposition of property and equipment	(798)	(869)
Depreciation and amortization	12,250	9,860
Amortization of debt issuance cost	202	76
Share-based compensation expense	803	587
Deferred tax benefit	(1,247)	(2,128)
Cash provided by operating activities before changes in operating assets and liabilities	8,800	3,148
Changes in operating assets and liabilities:
Increase in trade accounts and other receivables	(214)	(1,205)
Decrease (Increase) in food and supply inventories	(805)	405
Decrease (Increase) in prepaid expenses and other assets	381	(221)
Decrease in accounts payable, accrued expenses and other liabilities	(971)	(7,801)
Net cash provided by (used in) operating activities	7,191	(5,674)
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from disposal of assets and property held for sale	4,167	3,060
Decrease in notes receivable	17	—
Purchases of property and equipment	(10,970)	(10,988)
Net cash used in investing activities	(6,786)	(7,928)
CASH FLOWS FROM FINANCING ACTIVITIES:
Credit facility borrowings	50,700	58,800
Credit facility repayments	(51,200)	(46,300)
Debt issuance costs	(42)	(68)
Proceeds received on the exercise of employee stock options	75	3
Net cash provided by (used in) financing activities	(467)	12,435
Net decrease in cash and cash equivalents	(62)	(1,167)
Cash and cash equivalents at beginning of period	1,501	2,788
Cash and cash equivalents at end of period	$1,439	$1,621
Cash paid for:
Income taxes	$—	$—
Interest	951	969

The accompanying notes are an integral part of these Consolidated Financial Statements.

Luby’s, Inc.
Notes to Consolidated Financial Statements (unaudited)

Note 1. Basis of Presentation

The accompanying unaudited Consolidated Financial Statements of Luby’s, Inc. (the “Company” or “Luby’s”) have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements that are prepared for the Company’s Annual Report on Form 10-K. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the quarter ended March 9, 2016 are not necessarily indicative of the results that may be expected for the fiscal year ending August 31, 2016.

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

The total number of Company-owned restaurants was 178 at March 9, 2016 and 177 at August 26, 2015.

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

The total number of CCS contracts was 28 at March 9, 2016 and 23 at August 26, 2015.

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

The number of franchised restaurants was 110 at March 9, 2016 and 106 at August 26, 2015.

Licensee

In November 1997, a prior owner of the Fuddruckers – World’s Greatest Hamburgers ® brand granted to a licensee the exclusive right to use the Fuddruckers proprietary marks, trade dress and system to develop Fuddruckers restaurants in a territory consisting of certain countries in Africa, the Middle East and parts of Asia. As of April 2016, this licensee operated 35 restaurants that are licensed to use the Fuddruckers Proprietary Marks in Saudi Arabia, Egypt, Lebanon, United Arab Emirates, Qatar, Jordan, Bahrain, Kuwait, Morocco and Malaysia. The Company does not receive revenue or royalties from these restaurants.

The table on the following page shows segment financial information. The table also lists total assets for each reportable segment. Corporate assets include cash and cash equivalents, property and equipment, assets related to discontinued operations, property held for sale, deferred tax assets and prepaid expenses.

	Quarter Ended		Two Quarters Ended
	March 9, 2016	February 11, 2015	March 9, 2016	February 11, 2015
	(12 weeks)	(12 weeks)	(28 weeks)	(24 weeks)
	(In thousands)
Sales:
Company-owned restaurants (1)	$86,451	$85,606	$200,156	$166,287
Culinary contract services	3,918	3,771	8,833	8,369
Franchise operations	1,700	1,605	3,825	3,186
Total	$92,069	$90,982	$212,814	$177,842
Segment level profit:
Company-owned restaurants	$12,746	$11,395	$29,530	$20,746
Culinary contract services	398	293	891	792
Franchise operations	1,272	1,251	2,786	2,448
Total	$14,416	$12,939	$33,207	$23,986
Depreciation and amortization:
Company-owned restaurants	$4,318	$4,108	$10,128	$8,491
Culinary contract services	27	29	64	98
Franchise operations	192	177	448	354
Corporate	683	467	1,595	906
Total	$5,220	$4,781	$12,235	$9,849
Capital expenditures:
Company-owned restaurants	$5,128	$7,394	$10,622	$10,974
Culinary contract services	—	—	—	—
Franchise operations	—	—	—	—
Corporate	113	5	348	14
Total	$5,241	$7,399	$10,970	$10,988

Loss before income taxes and discontinued operations:
Segment level profit	$14,416	$12,939	$33,207	$23,986
Opening costs	(174)	(670)	(571)	(1,595)
Depreciation and amortization	(5,220)	(4,781)	(12,235)	(9,849)
Selling, general and administrative expenses	(9,843)	(9,381)	(23,086)	(18,532)
Provision for asset impairments	(37)	(218)	(37)	(218)
Net gain on disposition of property and equipment	556	1,377	835	1,087
Interest income	1	1	2	2
Interest expense	(495)	(569)	(1,191)	(1,025)
Other income (expense), net	29	78	(90)	258
Loss before income taxes and discontinued operations	$(767)	$(1,224)	$(3,166)	$(5,886)

	March 9, 2016	August 26, 2015
Total assets:
Company-owned restaurants(2)	$216,131	$218,492
Culinary contract services	3,604	1,644
Franchise operations(3)	12,558	13,034
Corporate	29,235	31,088
Total	$261,528	$264,258

(1)
Includes vending revenue of $137 and $120 thousand for the quarters ended March 9, 2016 and February 11, 2015, respectively and $295 and $244 thousand for the two quarters ended March 9, 2016 and February 11, 2015, respectively.

(2)	Company-owned restaurants segment includes $10.2 million of Fuddruckers trade name, Cheeseburger in Paradise liquor licenses, and Jimmy Buffett intangibles.

(3)	Franchise operations segment includes approximately $11.9 million in royalty intangibles.

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

 Non-recurring fair value measurements related to impaired property and equipment consisted of the following:

		Fair Value Measurement Using
	Two Quarters Ended March 9, 2016	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Impairments
Nonrecurring Fair Value Measurements		(In thousands)
Continuing Operations
Property and equipment related to company-owned restaurants	$—	$—	$—	$—	$—
Goodwill (1)	1,605	—	—	1,605	$(38)
Total Nonrecurring Fair Value Measurements	$1,605	$—	$—	$1,605	$(38)
Discontinued Operations
Property and equipment related to company-owned restaurants	$—	$—	$—	$—	$—

(1)    In accordance with Subtopic 360-20, goodwill with a carrying amount of $1.6 million was written down to its implied fair value of $1.6 million, resulting in an impairment charge of $38 thousand.

		Fair Value Measurement Using
	Two Quarters Ended February 11, 2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Impairments
Nonrecurring Fair Value Measurements		(In thousands)
Continuing Operations
Property and equipment related to company-owned restaurants (1)	$1,323	$—	$—	$1,323	$(180)
Goodwill (2)	1,643	—	—	$1,643	(38)
Total Nonrecurring Fair Value Measurements	$2,966	$—	$—	$2,966	$(218)
Discontinued Operations
Property and equipment related to company-owned restaurants	$—	$—	$—	$—	$—

(1)    In accordance with Subtopic 360-10, long-lived assets held and used with a carrying amount of $1.5 million were written down to their fair value of $1.3 million, resulting in an impairment charge of $0.2 million, which was included in earnings for the period.
(2)    In accordance with Subtopic 360-20, goodwill with a carrying amount of $1.7 million was written down to its implied fair value of $1.6 million, resulting in an impairment charge of $38 thousand.

Note 5. Income Taxes

No cash payments of estimated federal income taxes were made during the two quarters ended March 9, 2016.

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

The effective tax rate from continuing operations for the quarter of 24%, differs from the federal statutory income tax rate of 34% due to federal jobs credits, state income taxes and other discrete items.

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

Note 6. Property and Equipment, Intangible Assets and Goodwill

The costs, net of impairment, and accumulated depreciation of property and equipment at March 9, 2016 and August 26, 2015, together with the related estimated useful lives used in computing depreciation and amortization, were as follows:

	March 9, 2016	August 26, 2015	Estimated Useful Lives (years)
	(In thousands)
Land	$62,498	$63,298		—
Restaurant equipment and furnishings	90,794	85,679	3	to	15
Buildings	163,085	159,391	20	to	33
Leasehold and leasehold improvements	29,806	29,229	Lesser of lease term or estimated useful life
Office furniture and equipment	3,742	3,559	3	to	10
Construction in progress	147	810		—
	350,072	341,966
Less accumulated depreciation and amortization	(151,375)	(141,764)
Property and equipment, net	$198,697	$200,202
Intangible assets, net	$21,728	$22,570	15	to	21
Goodwill	$1,605	$1,643		—

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

Intangible assets, net, also includes the license agreement and trade name related to Cheeseburger in Paradise and the value of the acquired licenses and permits allowing the sales of beverages with alcohol. These assets have an expected accounting life of 15 years from the date of acquisition, December 6, 2012.

The aggregate amortization expense related to intangible assets subject to amortization was $0.8 million for the two quarters ended March 9, 2016 and $0.7 million for the two quarters ended February 11, 2015. The aggregate amortization expense related to intangible assets subject to amortization is expected to be $1.4 million in each of the next five successive years.

The following table presents intangible assets as of March 9, 2016 and August 26, 2015:

	March 9, 2016			August 26, 2015
	(In thousands)			(In thousands)
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible Assets Subject to Amortization:

Fuddruckers trade name and franchise agreements	$29,607	$(7,983)	$21,624	$29,607	$(7,166)	$22,441

Cheeseburger in Paradise trade name and license agreements	$421	$(317)	$104	$421	$(292)	$129

Intangible assets, net	$30,028	$(8,300)	$21,728	$30,028	$(7,458)	$22,570

The Company recorded, in fiscal 2010, an intangible asset for goodwill in the amount of approximately $0.2 million related to the acquisition of substantially all of the assets of Fuddruckers. The Company also recorded, in fiscal 2013, an intangible asset for goodwill in the amount of approximately $2.0 million related to the acquisition of Cheeseburger in Paradise. Goodwill is considered to have an indefinite useful life and is not amortized. Management performs its formal annual assessment as of the second quarter each fiscal year. The individual restaurant level is the level at which goodwill is assessed for impairment under ASC 350. In accordance with our understanding of ASC 350, we have allocated the goodwill value to each reporting unit in proportion to each location’s fair value at the date of acquisition. The result of these second quarter fiscal 2016 assessments was impairment of goodwill of $38 thousand. Goodwill impairments in fiscal years 2015 and 2014 were $38 thousand and $0.5 million, respectively. The Company will formally perform additional assessments on an interim basis if an event occurs or circumstances exist that indicate that it is more likely than not that a goodwill impairment exists. As of March 9, 2016, of the 23 locations that were acquired, eight locations remain operating as Cheeseburger in Paradise restaurants, seven locations were closed and converted to Fuddruckers restaurants, two locations where the option to extend the lease was not exercised, two locations subleased to franchisees and four closed and held for future use.

Goodwill, net of accumulated impairments of approximately $0.6 million, was approximately $1.6 million as of March 9, 2016 and as of August 26, 2015, and relates to our Company-owned restaurants reportable segments.

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

The Company recognized the following impairment charges to income from operations:

	Two Quarters Ended
	March 9, 2016	February 11, 2015
	(28 weeks)	(24 weeks)
	(In thousands, except per share data)
Provision for asset impairments	$37	$218
Net gain on disposition of property and equipment	(835)	(1,087)

	$(798)	$(869)
Effect on EPS:
Basic	$0.03	$0.03
Assuming dilution	$0.03	$0.03

The $37 thousand impairment charge for the two quarters ended March 9, 2016 is primarily related to goodwill at one underperforming converted Cheeseburger in Paradise leasehold location.

The $0.2 million impairment charge for the two quarters ended February 11, 2015 is related to assets at three Fuddruckers locations and included $38 thousand in goodwill related to one underperforming converted Cheeseburger in Paradise leasehold location.

The $0.8 million net gain for the two quarters ended March 9, 2016 is related to the sale of property and equipment.

The $1.1 million net gain for the two quarters ended February 11, 2015 is related to the sale of property and equipment.

Discontinued Operations

On March 21, 2014, the Board of Directors of the Company approved a plan focused on improving cash flow from the acquired Cheeseburger in Paradise leasehold locations. This underperforming Cheeseburger in Paradise leasehold disposal plan called for certain Cheeseburger in Paradise restaurants closure or conversion to Fuddruckers restaurants. As of March 9, 2016, one location was reclassified to continuing operations and was reopened as a Fuddruckers restaurant. Three locations remain closed for disposal and classified as discontinued operations as of March 9, 2016.

As a result of the first quarter fiscal year 2010 adoption of the Company’s Cash Flow Improvement and Capital Redeployment Plan, the Company reclassified 24 Luby’s Cafeterias to discontinued operations. As of March 9, 2016, one location remains held for sale.

The following table sets forth the assets and liabilities for all discontinued operations:

	March 9, 2016	August 26, 2015
	(In thousands)
Prepaid expenses	1	10
Assets related to discontinued operations—current	$1	$10
Property and equipment	1,868	1,872
Other assets	1,798	1,799
Assets related to discontinued operations—non-current	$3,666	$3,671
Deferred income taxes	$343	$343
Accrued expenses and other liabilities	64	65
Liabilities related to discontinued operations—current	$407	$408
Other liabilities	$17	$182
Liabilities related to discontinued operations—non-current	$17	$182

As of March 9, 2016, under both closure plans, the Company had four properties classified as discontinued operations assets and the asset carrying value of the owned properties was $1.9 million and is included in assets related to discontinued operations. The asset carrying values of the ground leases were previously impaired to zero.

The Company is actively marketing all but one of these properties for sale. This property has been sublet to an existing franchisee. The Company’s results of discontinued operations will be affected by the disposal of properties related to discontinued operations to the extent proceeds from the sales exceed or are less than net book value.

The following table sets forth the sales and pretax losses reported from discontinued operations:

	Two Quarters Ended
	March 9, 2016	February 11, 2015
	(28 weeks)	(24 weeks)
	(In thousands, except discontinued locations)
Sales	$—	$—

Pretax loss	(147)	(408)
Income tax benefit from discontinued operations	58	195
Loss from discontinued operations, net of income taxes	$(89)	$(213)
Discontinued locations closed during the period	—	—

The following table summarizes discontinued operations for the first two quarters of fiscal 2016 and 2015:

	Two Quarters Ended
	March 9, 2016	February 11, 2015
	(28 weeks)	(24 weeks)
	(In thousands, except per share data)
Discontinued operating loss	$(147)	$(408)
Impairments	—	—
Net gains (losses)	—	—
Pretax loss	$(147)	$(408)
Income tax benefit from discontinued operations	58	195
Loss from discontinued operations, net of income taxes	$(89)	$(213)
Effect on EPS from discontinued operations—basic	$(0.00)	$(0.01)

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

At March 9, 2016, the Company had three owned properties recorded at approximately $3.1 million in property held for sale.

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

Construction Activity

From time to time, the Company enters into non-cancelable contracts for the construction of its new restaurants. This construction activity exposes the Company to the risks inherent in new construction, including but not limited to rising material prices, labor shortages, delays in getting required permits and inspections, adverse weather conditions, and injuries sustained by workers and contract termination expenses. The Company had one non-cancelable contract as of March 9, 2016.

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

Under the terms of the Amended and Restated Master Sales Agreement, the Pappas entities may provide specialized (customized) equipment fabrication and basic equipment maintenance, including stainless steel stoves, shelving, rolling carts, and chef tables. There were no costs incurred under the Amended and Restated Master Sales Agreement of custom-fabricated and refurbished equipment in the two quarters ended March 9, 2016 and February 11, 2015. Services provided under this agreement are subject to review and approval by the Finance and Audit Committee of the Board of Directors of the Company (the “Board”).

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

On November 22, 2006, the Company executed a new lease agreement with respect to this shopping center. Effective upon the Company’s relocation and occupancy into the new space in July 2008, the new lease agreement provides for a primary term of approximately 12 years with two subsequent five-year options and gives the landlord an option to buy out the tenant on or after the calendar year 2015 by paying the then unamortized cost of improvements to the tenant. The Company is currently obligated to pay rent of $22.00 per square foot plus maintenance, taxes, and insurance during the remaining primary term of the lease. Thereafter, the lease provides for increases in rent at set intervals. The Company made payments of $207,000 and $170,000 in the two quarters ended March 9, 2016 and February 11, 2015, respectively. The new lease agreement was approved by the Finance and Audit Committee.

In the third quarter of fiscal year 2014, on March 12, 2014, the Company executed a new lease agreement in which one of the Company’s Houston Fuddruckers locations was purchased from a prior landlord by Pappas Restaurants, Inc., a 100% undivided interest. No changes were made to our lease terms as a result of the transfer of ownership. The lease provides for a primary term of approximately six years with two subsequent five-year options. Pursuant to the new ground lease agreement, the Company is currently obligated to pay $27.56 per square foot plus maintenance, taxes, and insurance from March 12, 2014 until November 30, 2016. Thereafter, the new ground lease agreement provides for increases in rent at set intervals. The Company made payments of $80,000 and $67,000 in the two quarters ended March 9, 2016 and February 11, 2015, respectively

	Two Quarters Ended
	March 9, 2016	February 11, 2015
	(28 weeks)	(24 weeks)
	(In thousands, except percentages)
AFFILIATED COSTS INCURRED:
General and administrative expenses—professional and other costs	$—	$—
Capital expenditures	—	—
Other operating expenses, occupancy costs and opening costs, including property leases	287	237
Total	$287	$237
RELATIVE TOTAL COMPANY COSTS:
Selling, general and administrative expenses	$23,086	$18,532
Capital expenditures	10,970	10,988
Other operating expenses, occupancy costs and opening costs	44,905	39,980
Total	$78,961	$69,500
AFFILIATED COSTS INCURRED AS A PERCENTAGE OF RELATIVE TOTAL COMPANY COSTS	0.36%	0.34%

Board of Directors

Christopher J. Pappas is a member of the Advisory Board of Amegy Bank, a Division of ZB, N.A. (formerly, Amegy Bank, N.A.), which is a lender and syndication agent under the Company’s 2013 Revolving Credit Facility.

Key Management Personnel

The Company entered into a new employment agreement with Christopher Pappas on January 24, 2014. The employment agreement was amended on February 4, 2016, to extend the termination date thereof to August 31, 2017, unless earlier terminated. Mr. Pappas continues to devote his primary time and business efforts to the Company while maintaining his role at Pappas Restaurants, Inc.

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

Of the 1.1 million shares approved for issuance under the Nonemployee Director Stock Plan, 0.9 million options, restricted stock units and restricted stock awards were granted, and 0.1 million options were cancelled or expired and added back into the plan, since the plan’s inception. Approximately 0.3 million shares remain available for future issuance as of March 9, 2016. Compensation cost for share-based payment arrangements under the Nonemployee Director Stock Plan, recognized in selling, general and administrative expenses for the two quarters ended March 9, 2016 and February 11, 2015 were approximately $357,000 and $312,000, respectively.

Of the 4.1 million shares approved for issuance under the Employee Stock Plan, 5.7 million options and restricted stock units were granted, and 3.4 million options and restricted stock units were cancelled or expired and added back into the plan, since the plan’s inception. Approximately 1.8 million shares remain available for future issuance as of March 9, 2016. Compensation cost for share-based payment arrangements under the Employee Stock Plan, recognized in selling, general and administrative expenses for the two quarters ended March 9, 2016 and February 11, 2015 were approximately $653,000 and $302,000, respectively. Included in the quarter ended December 16, 2015, share based compensation cost is approximately $252,000, which represents accelerated share-based compensation expense as a result of the cancellation of 312,663 stock options.

In 2015, the Company approved a Total Shareholder Return, (TSR), Performance Based Incentive Plan which provides for a right to receive an unspecified number of shares of common stock under the Employee Stock Plan based on the total shareholder return ranking compared to a selection of peer companies over a three-year cycle. The award value varies from 0% to 200% of a base amount, as a result of the Company’s TSR performance in comparison to its peers over the measurement period. The number of shares at the end of the three-year period will be determined as the award value divided by the closing stock price on the last day of each fiscal year accordingly. Since the plan provides for an undeterminable number of shares, the plan is accounted for as a liability based plan. As of March 9, 2016, the estimated fair value of the performance shares liability at the end of fiscal 2017 and fiscal 2018, was $0.5 million for both years. The estimated liability has been determined based on a Monte Carlo simulation model. Based on this estimate, management accrues expense ratably over the three-year service periods. A valuation estimate of the future liability associated with each fiscal year's performance award plan will be performed periodically with adjustments made to the outstanding liability at each reporting period, as appropriate. As of March 9, 2016, the Company has recorded $159,000 in non-cash compensation expense in selling, general and administrative expenses related to its TSR Performance Based Incentive Plans.

Stock Options

Stock options granted under either the Employee Stock Plan or the Nonemployee Director Stock Plan have exercise prices equal to the market price of the Company’s common stock at the date of the grant.

Option awards under the Nonemployee Director Stock Plan generally vest 100% on the first anniversary of the grant date and expire ten years from the grant date. No options were granted under the Nonemployee Director Stock Plan in the two quarters ended March 9, 2016. No options to purchase shares remain outstanding under this plan as of March 9, 2016.

Options granted under the Employee Stock Plan generally vest 50% on the first anniversary date of the grant date, 25% on the second anniversary of the grant date and 25% on the third anniversary of the grant date, with all options expiring ten years from the grant date. All options granted in the two quarters ended March 9, 2016 were granted under the Employee Stock Plan. Options to purchase 1,210,089 shares at option prices of $3.44 to $11.10 per share remain outstanding as of March 9, 2016.

A summary of the Company’s stock option activity for the two quarters ended March 9, 2016 is presented in the following table:

	Shares Under Fixed Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
		(Per share)	(In years)	(In thousands)
Outstanding at August 26, 2015	1,288,099	$4.76	6.5	$460
Granted	279,944	4.89	—	—
Exercised	(19,750)	3.44	—	—
Cancelled	(312,663)	4.98	—	—
Forfeited/Expired	(25,541)	4.34	—	—
Outstanding at March 9, 2016	1,210,089	$4.76	7.1	$557
Exercisable at March 9, 2016	662,598	$4.76	5.4	$401

The intrinsic value for stock options is defined as the difference between the current market value, or closing price on March 9, 2016, and the grant price on the measurement dates in the table above.

Restricted Stock Units

Grants of restricted stock units consist of the Company’s common stock and generally vest after three years. All restricted stock units are cliff-vested. Restricted stock units are valued at the closing market price of the Company’s common stock at the date of grant.

A summary of the Company’s restricted stock unit activity during the two quarters ended March 9, 2016 is presented in the following table:

	Restricted Stock Units	Weighted Average Fair Value	Weighted- Average Remaining Contractual Term
		(Per share)	(In years)
Unvested at August 26, 2015	409,417	$5.98	1.6
Granted	172,212	4.87	—
Vested	(257,482)	6.19	—
Forfeited	(4,202)	5.95	—
Unvested at March 9, 2016	319,945	$5.22	2.3

At March 9, 2016, there was approximately $1.1 million of total unrecognized compensation cost related to unvested restricted stock units that is expected to be recognized over a weighted-average period of 2.3 years.

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

Note 11. Earnings Per Share

Basic net income per share is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding and unvested restricted stock for the reporting period. Diluted net income per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. For the calculation of diluted net income per share, the basic weighted average number of shares is increased by the dilutive effect of stock options determined using the treasury stock method. Stock options excluded from the computation of net income per share for the two quarters ended March 9, 2016 include approximately 233,000 shares with exercise prices exceeding market prices and approximately 105,000 shares whose inclusion would also be anti-dilutive.

The components of basic and diluted net income per share are as follows:

	Quarter Ended		Two Quarters Ended
	March 9, 2016	February 11, 2015	March 9, 2016	February 11, 2015
	(12 weeks)	(12 weeks)	(28 weeks)	(24 weeks)
	(In thousands, expect per share data)
Numerator:
Loss from continuing operations	$(582)	$(1,285)	$(2,321)	$(4,165)
Loss from discontinued operations, net of income taxes	(17)	(74)	(89)	(213)
NET LOSS	$(599)	$(1,359)	$(2,410)	$(4,378)
Denominator:
Denominator for basic earnings per share—weighted-average shares	29,247	28,921	29,182	28,906
Effect of potentially dilutive securities:
Employee and non-employee stock options	—	—	—	—
Denominator for earnings per share assuming dilution	29,247	28,921	29,182	28,906
Loss per share from continuing operations:
Basic	$(0.02)	$(0.04)	$(0.08)	$(0.14)
Assuming dilution	$(0.02)	$(0.04)	$(0.08)	$(0.14)
Loss per share from discontinued operations:
Basic	$(0.00)	$(0.01)	$(0.00)	$(0.01)
Assuming dilution	$(0.00)	$(0.01)	$(0.00)	$(0.01)
Net loss per share:
Basic	$(0.02)	$(0.05)	$(0.08)	$(0.15)
Assuming dilution	$(0.02)	$(0.05)	$(0.08)	$(0.15)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s discussion and analysis of financial condition and results of operations should be read in conjunction with the unaudited Consolidated Financial Statements and footnotes for the quarter ended March 9, 2016 included in Item 1 of Part I of this Quarterly Report on Form 10 (this “Form 10-Q”), and the audited Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended August 26, 2015.

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

Percentages may not total due to rounding.

	Quarter Ended		Two Quarters Ended
	March 9, 2016	February 11, 2015	March 9, 2016	February 11, 2015
	(12 weeks)	(12 weeks)	(28 weeks)	(24 weeks)
Restaurant sales	93.7%	94.0%	93.9%	93.4%
Culinary contract services	4.3%	4.1%	4.2%	4.7%
Franchise revenue	1.8%	1.8%	1.8%	1.8%
Vending revenue	0.1%	0.1%	0.1%	0.1%
TOTAL SALES	100.0%	100.0%	100.0%	100.0%

STORE COSTS AND EXPENSES:
(As a percentage of restaurant sales)

Cost of food	28.5%	29.8%	28.5%	29.5%
Payroll and related costs	34.6%	34.5%	34.7%	35.1%
Other operating expenses	15.9%	16.6%	16.1%	17.1%
Occupancy costs	6.4%	5.9%	6.1%	6.0%
Vending revenue	(0.2)%	(0.1)%	(0.1)%	(0.1)%
Store level profit	14.8%	13.3%	14.8%	12.5%

COMPANY COSTS AND EXPENSES:
(As a percentage of total sales)

Opening costs	0.2%	0.7%	0.3%	0.9%
Depreciation and amortization	5.7%	5.3%	5.7%	5.5%
Selling, general and administrative expenses	10.7%	10.3%	10.8%	10.4%
Net gain on disposition of property and equipment	(0.6)%	(1.5)%	(0.4)%	(0.6)%

Culinary Contract Services Costs
(As a percentage of Culinary Contract Services sales)

Cost of culinary contract services	89.8%	92.2%	89.9%	90.5%
Culinary income	10.2%	7.8%	10.1%	9.5%

Franchise Operations Costs
(As a percentage of Franchise Operations)

Cost of franchise operations	25.2%	22.1%	27.2%	23.2%
Franchise income	74.8%	77.9%	72.8%	76.8%

(As a percentage of total sales)
LOSS FROM OPERATIONS	(0.3)%	(0.8)%	(0.9)%	(2.9)%
Interest income	—%	—%	—%	—%
Interest expense	(0.5)%	(0.6)%	(0.6)%	(0.6)%
Other income (expense), net	—%	0.1%	—%	0.1%
Loss before income taxes and discontinued operations	(0.8)%	(1.3)%	(1.5)%	(3.3)%
Provision (benefit) for income taxes	(0.2)%	0.1%	(0.4)%	(1.0)%
Loss from continuing operations	(0.6)%	(1.4)%	(1.1)%	(2.3)%
Loss from discontinued operations, net of income taxes	—%	(0.1)%	—%	(0.1)%
NET LOSS	(0.6)%	(1.5)%	(1.1)%	(2.4)%

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

	Quarter Ended		Two Quarters Ended
	March 9, 2016	February 11, 2015	March 9, 2016	February 11, 2015
	(12 weeks)	(12 weeks)	(28 weeks)	(24 weeks)
	(In thousands)		(In thousands)
Store level profit	$12,746	$11,395	$29,530	$20,746

Plus:
Sales from culinary contract services	3,918	3,771	8,833	8,369
Sales from franchise revenue	1,700	1,605	3,825	3,186

Less:
Opening costs	174	670	571	1,595
Cost of culinary contract services	3,520	3,478	7,942	7,577
Cost of franchise operations	428	354	1,039	738
Depreciation and amortization	5,220	4,781	12,235	9,849
Selling, general and administrative expenses	9,843	9,381	23,086	18,532
Provision for asset impairments	37	218	37	218
Net gain on disposition of property and equipment	(556)	(1,377)	(835)	(1,087)
Interest income	(1)	(1)	(2)	(2)
Interest expense	495	569	1,191	1,025
Other income (expense), net	(29)	(78)	90	(258)
Provision (benefit) for income taxes	(185)	61	(845)	(1,721)
Loss from continuing operations	$(582)	$(1,285)	$(2,321)	$(4,165)

The following table shows our restaurant unit count as of August 26, 2015 and March 9, 2016.

Restaurant Counts:

	August 26, 2015	FY16 YTD Q2 Openings	FY16 YTD Q2 Closings	March 9, 2016
Luby’s Cafeterias	93	—	(1)	92
Fuddruckers Restaurants	75	3	(1)	77
Cheeseburger in Paradise	8	—	—	8
Other restaurants(1)	1	—	—	1
Total	177	3	(2)	178

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

As of March 9, 2016, we owned and operated 178 restaurants, of which 92 are traditional cafeterias, 77 are gourmet hamburger restaurants, eight are casual dining restaurants and bars, and one primarily serves seafood. These establishments are located in close proximity to retail centers, business developments and residential areas mostly throughout the United States. Included in the 178 restaurants that we own and operate are 12 restaurants located at six property locations where we operate a side-by-side Luby’s Cafeteria and Fuddruckers on the same property. We refer to these locations as “Combo locations.”

As of March 9, 2016, we operated 28 Culinary Contract Services locations; 17 in the Houston, Texas area, three in Louisiana, two in Austin, Texas, and one in each of North Carolina, Florida, Georgia, Oklahoma, Missouri, and Massachusetts. Luby’s Culinary Contract Services provides food service management to healthcare, educational and corporate dining facilities.

As of March 9, 2016, we had 51 franchisees operating 110 Fuddruckers restaurants. Our largest five franchise owners own five to eleven restaurants each. Fifteen franchise owners each own two to four restaurants. The 31 remaining franchise owners each own one restaurant.

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

RESULTS OF OPERATIONS

Quarter Ended March 9, 2016 Compared to Quarter Ended February 11, 2015

Comparability between quarters is affected by the varying lengths of the quarters and quarters ending at different points in the calendar year when seasonal patterns for sales are different.  The quarter ended March 9, 2016 consisted of 12 weeks and the quarter ended February 11, 2015 consisted of 12 weeks, and while both quarters were 12 weeks in length, the quarters ended at different points in the calendar year. For comparison to the 12-week quarter ended March 9, 2016, certain tables and comments, in this management discussion and analysis, also present a comparable 12-week period ended March 11, 2015.
In addition, the two quarters ended March 9, 2016 was 28 weeks in length, while the two quarters ended February 11, 2015 was 24 weeks in length. For comparison to the two quarters ended March 9, 2016, certain tables and comments in this management discussion and analysis also present a comparable 28-week period ended March 11, 2015.

Sales

	Quarter Ended	Quarter Ended	Comparable Period Ended	Q2FY2016 vs Comparable Period
($000s)	March 9, 2016	February 11, 2015	March 11, 2015	Increase/ (Decrease)
	(12 weeks)	(12 weeks)	(12 weeks)	(12 weeks vs 12 weeks)
Restaurant sales	$86,314	$85,486	$84,462	2.2%
Culinary contract services	3,918	3,771	3,808	2.9%
Franchise revenue	1,700	1,605	1,568	8.4%
Vending revenue	137	120	121	13.2%
TOTAL SALES	$92,069	$90,982	$89,959	2.3%

Total sales increased approximately $1.1 million, or 1.2%, in the quarter ended March 9, 2016 compared to the quarter ended February 11, 2015, consisting primarily of a $0.8 million increase in restaurant sales, a $0.1 million increase in Culinary Contract Services sales, and a $0.1 million increase in franchise revenue. The other component of total sales is vending revenue, which increased $17 thousand in the quarter ended March 9, 2016 compared to the the quarter ended February 11, 2015.

Total sales increased approximately $2.1 million, or 2.3%, in the quarter ended March 9, 2016 compared to the 12-week comparable period ended March 11, 2015, consisting primarily of a $1.9 million increase in restaurant sales, a $0.1 million increase in Culinary Contract Services sales, and a $0.1 million increase in franchise revenue. The other components of total sales is vending revenue, which increased $16 thousand in the quarter ended March 9, 2016 compared to the 12-week comparable period ended March 11, 2015.

	Two Quarters Ended	Two Quarters Ended	Comparable Period Ended	YTDQ2 FY2016 vs Comparable Period
($000s)	March 9, 2016	February 11, 2015	March 11, 2015	Increase/ (Decrease)
	(28 weeks)	(24 weeks)	(28 weeks)	(28 weeks vs 28 weeks)
Restaurant sales	$199,861	$166,043	$195,695	2.1%
Culinary contract services	8,833	8,369	9,715	(9.1)%
Franchise revenue	3,825	3,186	3,704	3.3%
Vending revenue	295	244	282	4.6%
TOTAL SALES	$212,814	$177,842	$209,396	1.6%

Total sales increased approximately $3.4 million, or 1.6%, in the two quarters ended March 9, 2016 compared to the 28-week comparable period ended March 11, 2015, consisting primarily of a $4.2 million increase in restaurant sales and a $0.1 million increase in franchise revenue, offset by a $0.9 million decrease increase in Culinary Contract Services sales. The other component of total sales is vending revenue, which increased $13 thousand in the two quarters ended March 9, 2016 compared to the 28-week comparable period ended March 11, 2015.

The Company has three reportable segments: Company-owned restaurants, franchise operations, and culinary contract services.

Company-Owned Restaurants

Restaurant Sales

	Quarter Ended	Quarter Ended	Comparable Period Ended	Q2FY2016 vs Comparable Period
Restaurant Brand	March 9,	February 11,	March 11,	Increase/(Decrease)
($000s)	2016	2015	2015	$ Amount	% Change
	(12 weeks)	(12 weeks)	(12 weeks)	(12 weeks vs 12 weeks)
Luby’s Cafeterias	$52,915	$54,574	$52,144	$771	1.5%
Fuddruckers	24,567	22,820	23,636	931	3.9%
Combo locations	5,295	4,937	5,289	6	0.1%
Cheeseburger in Paradise	3,537	3,155	3,393	144	4.2%
Restaurant Sales	$86,314	$85,486	$84,462	$1,852	2.2%

Restaurant sales increased approximately $0.8 million in the quarter ended March 9, 2016, compared to the quarter ended February 11, 2015. Sales from stand-alone Fuddruckers locations increased by approximately $1.7 million to approximately $24.6 million, sales at stand-alone Luby's Cafeteria restaurants decreased approximately $1.7 million to approximately $52.9 million, sales at Cheeseburger in Paradise restaurants increased by approximately $0.4 million to approximately $3.5 million, and sales at Combo locations increased approximately $0.4 million to approximately $5.3 million.

Restaurant sales increased approximately $1.9 million in the quarter ended March 9, 2016, compared to the 12-week comparable period ended March 11, 2015. Sales from stand-alone Fuddruckers locations increased by approximately $0.9 million to approximately $24.6 million, sales at stand-alone Luby's Cafeteria restaurants increased approximately $0.8 million to approximately $52.9 million, sales at Cheeseburger in Paradise restaurants increased by approximately $0.1 million to approximately $3.5 million, and sales at Combo locations increased $6 thousand to approximately $5.3 million.

The approximate $0.9 million sales increase at stand-alone Fuddruckers restaurants was the result of eight restaurant openings offset by the closure of three locations. Fuddruckers same-store sales were unchanged and was the result of a 3.0% increase in average spend per guest offset by a similar 3.0% decline in guest traffic. The approximate $0.8 million sales increase in stand-alone Luby's Cafeteria restaurants was the result of a 3.1% increase in same-store sales offset by the closure of three locations. The 3.1% increase in Luby's Cafeteria same-store sales was the result of a 4.7% increase in guest traffic offset by a 1.5% decrease in average spend per guest. All eight stores that we operate as Cheeseburger in Paradise are included in our same-store grouping and this group of restaurants realized a 4.2% increase in sales in the quarter ended March 9, 2016 compared to the 12-week comparable period ended March 11, 2015. The $6 thousand increase in sales at our Combo locations was due to the addition of our sixth Combo location, offset by a net decrease in sales at other Combo locations.

	Two Quarters Ended	Two Quarters Ended	Comparable Period Ended	YTDQ2 FY2016 vs Comparable Period
Restaurant Brand	March 9,	February 11,	March 11,	Increase/(Decrease)
($000s)	2016	2015	2015	$ Amount	% Change
	(28 weeks)	(24 weeks)	(28 weeks)	(28 weeks vs 28 weeks)
Luby’s Cafeterias	$123,821	$105,122	$123,254	$567	0.5%
Fuddruckers	55,447	44,271	52,418	3,029	5.8%
Combo locations	12,315	9,995	12,136	179	1.5%
Cheeseburger in Paradise	8,278	6,655	7,887	391	5.0%
Total Restaurant Sales	$199,861	$166,043	$195,695	$4,166	2.1%

Restaurant sales increased approximately $4.2 million in the two quarters ended March 9, 2016, compared to the 28-week comparable period ended March 11, 2015. Sales from stand-alone Fuddruckers locations increased by approximately $3.0 million to approximately $55.4 million, sales at stand-alone Luby's Cafeteria restaurants increased approximately $0.6 million to approximately $123.8 million, sales at Cheeseburger in Paradise restaurants increased by approximately $0.4 million to approximately $8.3 million, and sales at Combo locations increased approximately $0.2 million to approximately $12.3 million.

The approximate $3.0 million sales increase at stand-alone Fuddruckers restaurants was the result of eight restaurant openings and a same-store sales increase of 0.7%, offset by the closure of three locations. Fuddruckers same-store sales increase of 0.7% was the result of a 3.8% increase in average spend per guest offset by a 3.1% decline in guest traffic. The approximate $0.6 million sales increase in stand-alone Luby's Cafeteria restaurants was the result of a 2.0% increase in same-store sales offset by the closure of three locations. The 2.0% increase in Luby's Cafeteria same-store sales was the result of a 2.4% increase in guest traffic offset by a 0.4% decrease in average spend per guest. All eight stores that we operate as Cheeseburger in Paradise are included in our same-store grouping and this group of restaurants realized a 5.0% increase in sales in the two quarters ended March 9, 2016 compared to the 28-week comparable period ended March 11, 2015. The approximate $0.2 million increase in sales at our Combo locations was due to the addition of our sixth Combo location, offset by a net decrease in sales at other Combo locations.

Cost of Food

	Quarter Ended	Quarter Ended	Comparable Period Ended	Q2FY2016 vs Comparable Period
($000s)	March 9, 2016	February 11, 2015	March 11, 2015	Increase/ (Decrease)
	(12 weeks)	(12 weeks)	(12 weeks)	(12 weeks vs 12 weeks)
Cost of food	$24,600	$25,468	$24,612	0.0%
As a percent of restaurant sales	28.5%	29.8%	29.1%	(0.6)%

Cost of food decreased approximately $0.9 million in the quarter ended March 9, 2016 compared to the quarter ended February 11, 2015. As a percentage of restaurant sales, cost of food decreased 1.3% to 28.5% in the quarter ended March 9, 2016 compared to the quarter ended February 11, 2015.

Cost of food decreased approximately $12 thousand, in the quarter ended March 9, 2016 compared to the 12-week comparable period ended March 11, 2015 due primarily to decreases in food commodity costs, particularly with beef costs which were 30.0% lower at Fuddruckers where the core menu items include hamburgers. As a percentage of restaurant sales, cost of food decreased 0.6% to 28.5% in the quarter ended March 9, 2016 compared to the 12-week comparable period ended March 11, 2015. Food commodity prices for our basket of food commodity purchases decreased approximately 4.0% at our Luby’s Cafeterias locations and approximately 10.0% at our Fuddruckers restaurants in the quarter ended March 9, 2016.

	Two Quarters Ended	Two Quarters Ended	Comparable Period Ended	YTDQ2 FY2016 vs Comparable Period
($000s)	March 9, 2016	February 11, 2015	March 11, 2015	Increase/(Decrease)
	(28 weeks)	(24 weeks)	(28 weeks)	(28 weeks vs 28 weeks)
Cost of food	$57,034	$48,951	$57,368	(0.6)%
As a percent of restaurant sales	28.5%	29.5%	29.3%	(0.8)%

Cost of food decreased approximately $0.3 million, or 0.6%, for the two quarters ended March 9, 2016 compared to the 28-week comparable period ended March 11, 2015 due primarily to decreases in food commodity costs, particularly with beef costs which were 23% lower at Fuddruckers where the core menu items include hamburgers. As a percentage of restaurant sales, cost of food decreased 0.8% to 28.5% in the two quarters ended March 9, 2016 compared to the 28-week comparable period ended March 11, 2015. Food commodity prices for our basket of food commodity purchases decreased approximately 3.0% at our Luby’s Cafeterias locations and approximately 7.0% at our Fuddruckers restaurants for the two quarters ended March 9, 2016.

Payroll and Related Costs

	Quarter Ended	Quarter Ended	Comparable Period Ended	Q2FY2016 vs Comparable Period
($000s)	March 9, 2016	February 11, 2015	March 11, 2015	Increase/(Decrease)
	(12 weeks)	(12 weeks)	(12 weeks)	(12 weeks vs 12 weeks)
Payroll and related costs	$29,834	$29,519	$29,506	1.1%
As a percent of restaurant sales	34.6%	34.5%	34.9%	(0.3)%

Payroll and related costs increased approximately $0.3 million in the quarter ended March 9, 2016 compared to the quarter ended February 11, 2015 and also compared to the 12-week comparable period ended March 11, 2015. The increase is primarily related to our investments in training and leadership development as well as higher variable compensation on improved store level profitability, and increased scheduling of hourly overtime, partially offset by lower workers' compensation expense. As a percentage of restaurant sales, payroll and related costs increased 0.1% in the quarter ended March 9, 2016 compared to 34.5% in the quarter ended February 11, 2015. As a percentage of restaurant sales, payroll and related costs decreased 0.3%, to 34.6% in the quarter ended March 9, 2016 compared to 34.9% in the 12-week comparable period ended March 11, 2015 due to our ability to leverage payroll and related costs over higher sales volumes and due to lower workers' compensation expense.

	Two Quarters Ended	Two Quarters Ended	Comparable Period Ended	YTDQ2 FY2016 vs Comparable Period
($000s)	March 9, 2016	February 11, 2015	March 11, 2015	Increase/(Decrease)
	(28 weeks)	(24 weeks)	(28 weeks)	(28 weeks vs 28 weeks)
Payroll and related costs	$69,258	$58,205	$68,265	1.5%
As a percent of restaurant sales	34.7%	35.1%	34.9%	(0.2)%

Payroll and related costs increased approximately $1.0 million in the two quarters ended March 9, 2016 compared to the 28-week comparable period ended March 11, 2015 due primarily to increases in restaurant management costs. Increases in payroll costs is primarily related to investments in training and leadership development as well as higher variable compensation on improved store level profitability, and increased scheduling of hourly overtime, partially offset by lower workers' compensation expense. As a percentage of restaurant sales, payroll and related costs decreased 0.2%, to 34.7% in the quarter ended March 9, 2016 compared to 34.9% in the 28-week comparable period ended March 11, 2015 due to our ability to leverage payroll and related costs over higher sales volumes and due to lower workers' compensation expense.

Other Operating Expenses

	Quarter Ended	Quarter Ended	Comparable Period Ended	Q2FY2016 vs Comparable Period
($000s)	March 9, 2016	February 11, 2015	March 11, 2015	Increase/(Decrease)
	(12 weeks)	(12 weeks)	(12 weeks)	(12 weeks vs 12 weeks)
Other operating expenses	$13,736	$14,194	$14,160	(3.0)%
As a percent of restaurant sales	15.9%	16.6%	16.8%	(0.9)%

Other operating expenses primarily include restaurant-related expenses for utilities, repairs and maintenance, local store advertising, property and liability insurance losses above insurance deductibles, services and supplies. Other operating expenses decreased by approximately $0.5 million, or 3.2% in the quarter ended March 9, 2016 compared to the quarter ended February 11, 2015. Other operating expenses decreased by approximately $0.4 million, or 3.0% in the quarter ended March 9, 2016 compared to the 12-week comparable period ended March 11, 2015, due primarily to (1) an approximate $0.4 million decrease in repairs and maintenance expense; and (2) an approximate $0.2 million decrease in store-level marketing expense; a (3) an approximate $0.1 million decrease in utilities expenses; offset by (4) an approximate $0.3 million increase in restaurant supplies, services, and other operating expenses. As a percentage of restaurant sales, other operating expenses decreased 0.9%, to 15.9%, in the quarter ended March 9, 2016, compared to 16.8% for the 12-week comparable period ended March 11, 2015.

	Two Quarters Ended	Two Quarters Ended	Comparable Period Ended	YTDQ2 FY2016 vs Comparable Period
($000s)	March 9, 2016	February 11, 2015	March 11, 2015	Increase/(Decrease)
	(28 weeks)	(24 weeks)	(28 weeks)	(28 weeks vs 28 weeks)
Other operating expenses	$32,157	$28,413	$33,148	(3.0)%
As a percent of restaurant sales	16.1%	17.1%	16.9%	(0.8)%

Other operating expenses decreased by approximately $1.0 million, or 3.0% in the two quarters ended March 9, 2016 compared to the 28-week comparable period ended March 11, 2015, due primarily to (1) an approximate $0.7 million decrease in utilities expense; (2) an approximate $0.5 million decrease in repairs and maintenance expense; (3) an approximate $0.3 million decrease in store-level marketing expense; and (4) an approximate $0.1 million decrease in losses above insurance deductibles; offset by (5) an approximate $0.6 million increase in restaurant supplies, services, and other operating expenses. As a percentage of restaurant sales, other operating expenses decreased 0.8%, to 16.1%, in the quarter ended March 9, 2016, compared to 16.9% for the 28-week comparable period ended March 11, 2015.

Occupancy Costs

	Quarter Ended	Quarter Ended	Comparable Period Ended	Q2FY2016 vs Comparable Period
($000s)	March 9, 2016	February 11, 2015	March 11, 2015	Increase/(Decrease)
	(12 weeks)	(12 weeks)	(12 weeks)	(12 weeks vs 12 weeks)
Occupancy costs	$5,535	$5,030	$4,918	12.5%
As a percent of restaurant sales	6.4%	5.9%	5.8%	0.6%

Occupancy costs include property lease expense, property taxes, common area maintenance charges, and property insurance expense. Occupancy costs increased approximately $0.5 million to approximately $5.5 million in the quarter ended March 9, 2016 compared to the quarter ended February 11, 2015. Occupancy costs increased approximately $0.6 million to approximately $5.5 million in the quarter ended March 9, 2016 compared to the 12-week comparable period ended March 11, 2015. The increase was primarily due to net increase of four store locations and higher property tax expense.

	Two Quarters Ended	Two Quarters Ended	Comparable Period Ended	YTDQ2 FY2016 vs Comparable Period
($000s)	March 9, 2016	February 11, 2015	March 11, 2015	Increase/(Decrease)
	(28 weeks)	(24 weeks)	(28 weeks)	(28 weeks vs 28 weeks)
Occupancy costs	$12,177	$9,972	$11,594	5.0%
As a percent of restaurant sales	6.1%	6.0%	5.9%	0.2%

Occupancy costs increased approximately $0.6 million to approximately $12.2 million in the two quarters ended March 9, 2016 compared to the 28-week comparable period ended March 11, 2015. The increase was primarily due to a net increase of four store locations and higher property tax expense.

 Franchise Operations

	Quarter Ended	Quarter Ended	Comparable Period Ended	Q2FY2016 vs Comparable Period
($000s)	March 9, 2016	February 11, 2015	March 11, 2015	Increase/(Decrease)
	(12 weeks)	(12 weeks)	(12 weeks)	(12 weeks vs 12 weeks)
Franchise revenue	$1,700	$1,605	$1,568	8.4%
Cost of franchise operations	428	354	342	25.1%
Franchise profit	$1,272	$1,251	$1,226	3.8%
Franchise profit as percent of franchise revenue	74.8%	77.9%	78.2%	(3.4)%

	Two Quarters Ended	Two Quarters Ended	Comparable Period Ended	YTDQ2 FY2016 vs Comparable Period
($000s)	March 9, 2016	February 11, 2015	March 11, 2015	Increase/(Decrease)
	(28 weeks)	(24 weeks)	(28 weeks)	(28 weeks vs 28 weeks)
Franchise revenue	$3,825	$3,186	$3,704	3.3%
Cost of franchise operations	1,039	738	880	18.1%
Franchise profit	$2,786	$2,448	$2,824	(1.3)%
Franchise profit as percent of franchise revenue	72.8%	76.8%	76.2%	(3.4)%

We only offer franchises for the Fuddruckers brand. Franchises are sold in markets where expansion is deemed advantageous to the development of the Fuddruckers concept and system of restaurants. Franchise revenue includes (1) royalties paid to us as the franchisor for the Fuddruckers brand and (2) franchise fees paid to us when franchise units are opened for business or transferred to new owners. Franchise revenue increased approximately $0.1 million in the quarter ended March 9, 2016 compared to the quarter ended February 11, 2015 and also compared to the 12-week comparable period ended March 11, 2015. The $0.1 million increase in franchise revenue includes an approximate $74 thousand increase in franchise royalties and an approximate $58 thousand increase in non-royalty related fee income.

Franchise revenue increased approximately $0.1 million in the two quarters ended March 9, 2016 compared to the 28-week comparable period ended March 11, 2015. The $0.1 million increase in franchise revenue includes an $123 thousand increase in non-royalty related fee income offset by a $2 thousand decrease in royalty income.

Cost of Franchise Operations

Cost of franchise operations includes the direct costs associated with supporting franchisees with opening new Fuddruckers franchised restaurants and the corporate overhead expenses associated with generating franchise revenue. These corporate expenses primarily include the salaries and benefits, travel and related expenses, and other expenses for employees whose primary job function involves supporting our franchise owners and the development of new franchise locations. Cost of franchise operations increased approximately $0.1 million in the quarter ended March 9, 2016 compared to the quarter ended February 11, 2015 and also compared to the 12-week comparable period ended March 11, 2015, primarily as a result of increased overhead cost to support franchise operations and one international franchise opening in the quarter ended March 9, 2016. Franchise profit, defined as Franchise revenue less Cost of franchise operations, increased approximately $21 thousand in the quarter ended March 9, 2016 compared to the quarter ended February 11, 2015 and increased approximately $46 thousand in the quarter ended March 9, 2016 compared to the 12-week comparable period ended March 11, 2015.

Cost of franchise operations increased approximately $0.2 million, or 18.1%, in the two quarters ended March 9, 2016 compared to the 28-week comparable period ended March 11, 2015, primarily as a result of increased overhead cost to support franchise operations and the opening of new franchise locations. Franchisees opened four international locations (one in each of Italy, Colombia, Mexico, and Panama) and three domestic locations (one in each of Michigan, California, and Florida) in the two quarters ended March 9, 2016. Franchise profit, defined as Franchise revenue less Cost of franchise operations, decreased approximately $38 thousand in the two quarters ended March 9, 2016 compared to the 28-week comparable period ended March 11, 2015.

Culinary Contract Services

Culinary Contract Services is a business line servicing healthcare, higher education, and corporate dining clients. The healthcare accounts are full service and typically include in-room delivery, catering, vending, coffee service and retail dining. We operated 28 Culinary Contract Services locations at the end of the quarter ended March 9, 2016 and 24 at the end of the quarter ended February 11, 2015 and at the end of the comparable period ended March 11, 2015 . We focus on clients able to enter into agreements where all operating costs are reimbursed to us and we generally charge a fixed fee. These agreements typically present lower financial risk to the company.

Culinary Contract Services Revenue

	Quarter Ended	Quarter Ended	Comparable Period Ended	Q2FY2016 vs Comparable Period
($000s)	March 9, 2016	February 11, 2015	March 11, 2015	Increase/(Decrease)
	(12 weeks)	(12 weeks)	(12 weeks)	(12 weeks vs 12 weeks)
Culinary contract services sales	$3,918	$3,771	$3,808	2.9%
Cost of culinary contract services	3,520	3,478	3,406	3.3%
Culinary contract profit	$398	$293	$402	(1.0)%
Culinary contract profit as percent of Culinary contract sales	10.2%	7.8%	10.6%	(0.4)%

Culinary Contract Services revenue increased approximately $0.1 million, or 3.9%, in the quarter ended March 9, 2016 compared to the quarter ended February 11, 2015. Culinary Contract Services revenue increased approximately $0.1 million, or 2.9%, in the quarter ended March 9, 2016 compared to the 12-week comparable period ended March 11, 2015.  The increase in Culinary Contract Services revenue was primarily the result of an increase in the number of locations operated.

Cost of Culinary Contract Services includes the food, payroll and related costs, other direct operating expenses, and corporate overhead expenses associated with generating Culinary Contract Services sales. Cost of Culinary Contract Services increased approximately $42 thousand, or 1.2%, in the quarter ended March 9, 2016 compared to the quarter ended February 11, 2015. Cost of Culinary Contract Services increased approximately $0.1 million, or 3.3%, in the quarter ended March 9, 2016 compared to the 12-week comparable period ended March 11, 2015, consistent with the increase in Culinary Contract Services revenue. Culinary Contract Services profit margin, defined as Culinary Contract Services revenue less Cost of Culinary Contract Services, increased to 10.2% in the quarter ended March 9, 2016 from 7.8% in the the quarter ended February 11, 2015. Culinary Contract Services profit margin decreased to 10.2% in the quarter ended March 9, 2016 from 10.6% in the 12-week comparable period ended March 11, 2015.

	Two Quarters Ended	Two Quarters Ended	Comparable Period Ended	YTDQ2 FY2016 vs Comparable Period
($000s)	March 9, 2016	February 11, 2015	March 11, 2015	Increase/(Decrease)
	(28 weeks)	(24 weeks)	(28 weeks)	(28 weeks vs 28 weeks)
Culinary contract services sales	$8,833	$8,369	$9,715	(9.1)%
Cost of culinary contract services	7,942	7,577	8,707	(8.8)%
Culinary contract profit	$891	$792	$1,008	(11.6)%
Culinary contract profit as percent of Culinary contract sales	10.1%	9.5%	10.4%	(0.3)%

Culinary Contract Services revenue decreased approximately $0.9 million, or 9.1%, in the two quarters ended March 9, 2016 compared to the 28-week comparable period ended March 11, 2015.  The decrease in Culinary Contract Services revenue was the result of higher sales volume locations ceasing operations over the past 12 months, replaced with locations that are smaller in nature and thus generate lower sales volumes.

Cost of Culinary Contract Services includes the food, payroll and related costs, other direct operating expenses, and corporate overhead expenses associated with generating Culinary Contract Services sales. Cost of Culinary Contract Services decreased approximately $0.8 million, or 8.8%, in the two quarters ended March 9, 2016 compared to the 28-week comparable period ended March 11, 2015, consistent with a decrease in Culinary Contract Services revenue. Culinary Contract Services profit margin, defined as Culinary Contract Services revenue less Cost of Culinary Contract Services, decreased to 10.1% in the two quarters ended March 9, 2016 from 10.4% in the 28-week comparable period ended March 11, 2015.

 Company-wide Expenses

Opening Costs

Opening costs include labor, supplies, occupancy, and other costs necessary to support the restaurant through its opening period. Opening costs were approximately $0.2 million in the quarter ended March 9, 2016 compared to approximately $0.7 million in the quarter ended February 11, 2015. Both quarters included carrying costs of locations to be developed for future restaurant openings. The $0.2 million in opening costs in the quarter ended March 9, 2016 included the carrying costs for two locations where we previously operated Cheeseburger in Paradise restaurants and the opening costs for one Fuddruckers restaurant that opened in the quarter ended March 9, 2016. The $0.7 million in opening costs in the quarter ended February 11, 2015 included the carrying costs for six locations where we previously operated as Cheeseburger in Paradise restaurants as well as the opening costs for one Fuddruckers and one Combo location that opened in the quarter ended February 11, 2015.

Opening costs were approximately $0.6 million in the two quarters ended March 9, 2016 compared to approximately $1.6 million in the two quarters ended February 11, 2015. Both two-quarter periods included carrying costs of locations to be developed for future restaurant openings. The $0.6 million in opening costs in the two quarters ended March 9, 2016 included the carrying costs for five locations where we previously operated Cheeseburger in Paradise restaurants and the opening costs for three Fuddruckers restaurants that opened in the two quarters ended March 9, 2016. The $1.6 million in opening costs in the two quarters ended February 11, 2015 included approximately $0.7 million in carrying costs associated with six locations that were previously operated as Cheeseburger in Paradise restaurants, the opening costs for three Fuddruckers restaurants that opened in the two quarters ended February 11, 2015, and the pre-opening costs associated with a Combo location that opened after the two quarters ended February 11, 2015.

Depreciation and Amortization Expense

	Quarter Ended	Quarter Ended	Comparable Period Ended	Q2FY2016 vs Comparable Period
($000s)	March 9, 2016	February 11, 2015	March 11, 2015	Increase/(Decrease)
	(12 weeks)	(12 weeks)	(12 weeks)	(12 weeks vs 12 weeks)
Depreciation and amortization	$5,220	$4,781	$4,765	9.5%
As a percent of total sales	5.7%	5.3%	5.3%	0.4%

Depreciation and amortization expense increased by approximately $0.4 million, or 9.2%, in the quarter ended March 9, 2016 compared to the quarter ended February 11, 2015. Depreciation and amortization expense increased by approximately $0.5 million, or 9.5%, in the quarter ended March 9, 2016 compared to the 12-week comparable period ended March 11, 2015 due primarily to the addition of depreciation related to new capital expenditures for restaurant conversions and restaurant remodeling activity, the sixth Combo location opened in fiscal 2015, and information technology infrastructure investments.

	Two Quarters Ended	Two Quarters Ended	Comparable Period Ended	YTDQ2 FY2016 vs Comparable Period
($000s)	March 9, 2016	February 11, 2015	March 11, 2015	Increase/(Decrease)
	(28 weeks)	(24 weeks)	(28 weeks)	(28 weeks vs 28 weeks)
Depreciation and amortization	$12,235	$9,849	$11,429	7.1%
As a percent of total sales	5.7%	5.5%	5.5%	0.2%

Depreciation and amortization expense increased by approximately $0.8 million, or 7.1%, in the two quarters ended March 9, 2016 compared to the 28-week comparable period ended March 11, 2015 due primarily to the addition of depreciation related to new capital expenditures for restaurant conversions and restaurant remodeling activity, the sixth Combo location opened in fiscal 2015, and information technology infrastructure investments.

Selling, General and Administrative Expenses

	Quarter Ended	Quarter Ended	Comparable Period Ended	Q2FY2016 vs Comparable Period
($000s)	March 9, 2016	February 11, 2015	March 11, 2015	Increase/(Decrease)
	(12 weeks)	(12 weeks)	(12 weeks)	(12 weeks vs 12 weeks)
General and administrative expenses	$8,325	$8,333	$8,346	(0.3)%
Marketing and advertising expenses	1,518	1,048	854	77.8%
Selling, general and administrative expenses	$9,843	$9,381	$9,200	7.0%
As percent of total sales	10.7%	10.3%	10.2%	0.5%

Selling, general and administrative expenses include corporate salaries and benefits-related costs, including restaurant area leaders, share-based compensation, marketing and advertising expense, professional fees, travel and recruiting expenses and other office expenses. Selling, general and administrative expenses increased approximately $0.5 million, or 4.9%, in the quarter ended March 9, 2016 compared to the quarter ended February 11, 2015. Selling, general and administrative expenses increased approximately $0.6 million, or 7.0%, in the quarter ended March 9, 2016 compared to the 12-week comparable period ended March 11, 2015. Increases in selling, general and administrative expense include an approximate $0.7 million increase in marketing and advertising expense offset by an approximate $0.1 million decrease in general and administrative expenses. The $0.7 million increase in marketing and advertising expenses is intended to motivate increased guest visits, increased frequency of visits, and increased overall brand awareness. This includes sponsorships and partnerships with sports teams that we believe enhance our visibility and appeal within our core markets. The increased marketing and advertising expense also reflects greater emphasis placed on these efforts earlier in our fiscal year. The $0.1 million decrease in general and administrative includes lower salary and benefit expense on reduced corporate headcount, and a $0.2 million decrease in corporate travel expense, offset by increases in corporate supplies expense and general liability insurance expense. As a percentage of total revenue, selling, general and administrative expenses increased to 10.7% in the quarter ended March 9, 2016, compared to 10.3% in the the quarter ended February 11, 2015. As a percentage of total sales, selling, general and administrative expenses increased to 10.7% in the quarter ended March 9, 2016, compared to 10.2% in the 12-week comparable period ended March 11, 2015.

	Two Quarters Ended	Two Quarters Ended	Comparable Period Ended	YTDQ2 FY2016 vs Comparable Period
($000s)	March 9, 2016	February 11, 2015	March 11, 2015	Increase/(Decrease)
	(28 weeks)	(24 weeks)	(28 weeks)	(28 weeks vs 28 weeks)
General and administrative expenses	$19,780	$16,813	$19,562	1.1%
Marketing and advertising expenses	3,306	1,719	1,900	74.0%
Selling, general and administrative expenses	$23,086	$18,532	$21,462	7.6%
As percent of total sales	10.8%	10.4%	10.2%	0.6%

Selling, general and administrative expenses increased approximately $1.6 million, or 7.6%, in the two quarters ended March 9, 2016 compared to the 28-week comparable period ended March 11, 2015. Increases in selling, general and administrative expense include an approximate $1.4 million increase in marketing and advertising expense and an approximate $0.2 million increase in general and administrative expenses. The $1.4 million increase in marketing and advertising expenses is intended to motivate increased guest visits, increased frequency of visits, and increased overall brand awareness. This includes sponsorships and partnerships with sports teams that we believe enhance our visibility and appeal within our core markets. The increased marketing and advertising expense also reflects greater emphasis placed on these efforts in the first half of our fiscal year. The $0.2 million increase in general and administrative includes increases in corporate supplies expense, outside professional service fees, and general liability insurance expense; these increases were offset by lower salary and benefit expense on reduced corporate headcount. As a percentage of total sales, selling, general and administrative expenses increased to 10.8% in the two quarters ended March 9, 2016, compared to 10.2% in the 28-week comparable period ended March 11, 2015.

Provision for Asset Impairments

The provision for asset impairments of approximately $37 thousand in the the quarter ended March 9, 2016, and in the two quarters ended March 9, 2016, related to adjustments to goodwill associated with Cheeseburger in Paradise assets. The provision for asset impairments in the quarter ended February 11, 2015, and in the two quarters ended February 11, 2015, was approximately $0.2 million and reflected the impairment of three leased Fuddruckers locations (two of which were converted from Cheeseburger in Paradise locations) and goodwill related to one under-performing converted Cheeseburger in Paradise leasehold location.

Net (Gain) Loss on Disposition of Property and Equipment

Gain on disposition of property and equipment was approximately $0.6 million in the quarter ended March 9, 2016 and primarily reflects the gain on the sale of one property where we operated a cafeteria up until the time of the sale, offset by normal asset retirement activity. Gain on disposition of property and equipment was approximately $1.4 million in the quarter ended February 11, 2015 and includes the gain on the sale of one owned property location that served as a rental property, offset by normal asset retirement activity.

Gain on disposition of property and equipment was approximately $0.8 million in the two quarters ended March 9, 2016 and primarily reflects the gain on the sale of one property that we had previously acquired for possible development and the gain on the sale of property where we operated a cafeteria up until the time of the sale, offset by normal asset retirement activity. Gain on disposition of property and equipment was approximately $1.1 million in the two quarters ended February 11, 2015 related primarily to the sale of one owned property location that served as rental property, offset by a loss from franchise equipment sales.

Interest Income

Interest income was $1 thousand in each of the quarters ended March 9, 2016 and February 11, 2015. Interest income was $2 thousand in each of the two quarters ended March 9, 2016 and February 11, 2015.

Interest Expense

Interest expense decreased approximately $0.1 million, or 13.0%, to approximately $0.5 million in the quarter ended March 9, 2016 compared to the quarter ended February 11, 2015. This decrease was due primarily to lower average debt balances. Interest expense increased approximately $0.2 million, or 16.2%, to approximately $1.2 million in the two quarters ended March 9, 2016 compared to the two quarters ended February 11, 2015. This increase was due primarily to four additional weeks in the two quarters ended March 9, 2016 compared to the two quarters ended February 11, 2015, partially offset by lower average debt balances.

Other Income, Net

Other income, net, consisted primarily of the following components: net rental property income and expenses relating to property for which we are the landlord; prepaid sales tax discounts earned through our participation in state tax prepayment programs; and oil and gas royalty income. Other income, net, in the quarter ended March 9, 2016 decreased approximately $49 thousand compared to the quarter ended February 11, 2015. Other income, net, in the quarter ended March 9, 2016 decreased approximately $21 thousand compared to the 12-week comparable period ended March 11, 2015 due primarily to (1) an increase in discounts related to a higher volume of sales of pre-paid gift cards; and (2) lower prepaid sales discounts; partially offset by (3) higher net rental income. Other income, net, in the two quarters ended March 9, 2016 decreased approximately $0.4 million compared to the 28-week comparable period ended March 11, 2015 due primarily to (1) an increase in discounts related to a higher volume of sales of pre-paid gift cards; and (2) lower net rental income.

Taxes

For the quarter ended March 9, 2016, the income taxes related to continuing operations resulted in a tax benefit of approximately $0.2 million compared to a tax provision of approximately $61 thousand for the quarter ended February 11, 2015. For the two quarters ended March 9, 2016, the income taxes related to continuing operations resulted in a tax benefit of approximately $0.8 million compared to a tax benefit of approximately $1.7 million for the two quarters ended February 11, 2015. These tax benefits were due to the loss before taxes and discontinued operations in the two quarters ended March 9, 2016 and in the two quarters ended February 11, 2015.

Discontinued Operations

Loss from discontinued operations was $17 thousand in the quarter ended March 9, 2016 compared to a loss of $74 thousand in the quarter ended February 11, 2015. Loss from discontinued operations of $17 thousand in the quarter ended March 9, 2016 consisted of $29 thousand in carrying costs associated with assets related to discontinued operations offset by a tax benefit of $12 thousand. The loss from discontinued operations of $74 thousand in the quarter ended February 11, 2015 consisted of $163 thousand in carrying costs associated with assets related to discontinued operations offset by an $89 thousand tax benefit.

Loss from discontinued operations was $89 thousand in the two quarters ended March 9, 2016 compared to a loss of approximately $0.2 million in the two quarters ended February 11, 2015. Loss from discontinued operations of $89 thousand in the two quarters ended March 9, 2016 consisted of $147 thousand in carrying costs associated with assets related to discontinued operations offset by a tax benefit of $58 thousand. The loss from discontinued operations of approximately $0.2 million in the two quarters ended February 11, 2015 consisted of approximately $0.4 million in carrying costs associated with assets related to discontinued operations offset by an approximate $0.2 million tax benefit.

LIQUIDITY AND CAPITAL RESOURCES

Cash and Cash Equivalents

General. Our primary sources of short-term and long-term liquidity are cash flows from operations and our revolving credit facility. During the two quarters ended March 9, 2016, cash provided by operating activities was approximately $7.2 million offset by cash used in investing activities of approximately $6.8 million and cash used in financing activities of approximately $0.5 million. Cash and cash equivalents decreased approximately $0.1 million in the two quarters ended March 9, 2016 compared to approximately $1.2 million decrease in the two quarters ended February 11, 2015. We plan to continue the level of capital and repair and maintenance expenditures necessary to keep our restaurants attractive and operating efficiently.

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

The following table summarizes our cash flows from operating, investing and financing activities:

	Two Quarters Ended
	March 9, 2016	February 11, 2015
	(28 weeks)	(24 weeks)
	(In thousands)
Total cash provided by (used in):
Operating activities	$7,191	$(5,674)
Investing activities	(6,786)	(7,928)
Financing activities	(467)	12,435
Net decrease in cash and cash equivalents	$(62)	$(1,167)

Operating Activities. Cash provided by operating activities was approximately $7.2 million in the two quarters ended March 9, 2016, an approximate $12.9 million increase from the two quarters ended February 11, 2015. The $12.9 million increase in cash is due to an approximate $5.7 million increase in cash provided by operations before changes in operating assets and liabilities plus an approximate $7.2 million increase in cash provided by changes in operating assets and liabilities for the two quarters ended March 9, 2016.

Cash generated by operating activities before changes in operating assets and liabilities was approximately $8.8 million in the two quarters ended March 9, 2016, a $5.7 million increase compared to the two quarters ended February 11, 2015. The $5.7 million increase in cash provided by operating activities before changes in operating assets and liabilities was primarily due to increased store level profit from our Company-owned restaurants, partially due to four additional operating weeks in the first two quarters fiscal 2016.

Changes in operating assets and liabilities was an approximate $1.6 million use of cash in the two quarters ended March 9, 2016 and an approximate $8.8 million use of cash in the two quarters ended February 11, 2015. The $7.2 million decrease in the use of cash was due to differences in the change in asset and liability balances between the two quarters ended March 9, 2016 and the two quarters ended February 11, 2015. Increases in current asset accounts are a use of cash while decreases in current asset accounts are a source of cash. During the two quarters ended March 9, 2016, the change in trade accounts and other receivables was an approximate $0.2 million use of cash which was $1.0 million less than in the two quarters ended February 11, 2015. The change in inventory during the two quarters ended March 9, 2016 was an approximate $0.8 million use of cash which was a $1.2 million increase from the two quarters ended February 11, 2015. The change in prepaid expenses and other assets was an approximate $0.4 million source of cash during the two quarters ended March 9, 2016, which was a $0.6 million increase from the two quarters ended February 11, 2015.

Increase in current liability accounts are a source of cash, while decreases in current liability accounts are a use of cash. During the two quarters ended March 9, 2016, changes in the balances of accounts payable, accrued expenses and other liabilities was an approximate $1.0 million use of cash, compared to a use of cash of approximately $7.8 million during the two quarters ended February 11, 2015.

Investing Activities. We generally reinvest available cash flows from operations to develop new restaurants, enhance existing restaurants and support Culinary Contract Services. Cash used by investing activities was approximately $6.8 million in the two quarters ended March 9, 2016 and approximately $7.9 million in the two quarters ended February 11, 2015. Capital expenditures were approximately $11.0 million in the two quarters ended March 9, 2016 and February 11, 2015, respectively. Proceeds from the disposal of assets were approximately $4.2 million in the two quarters ended March 9, 2016 and approximately $3.1 million in the two quarters ended February 11, 2015.

Financing Activities. Cash used in financing activities was approximately $0.5 million in the two quarters ended March 9, 2016 compared to an approximate $12.4 million source of cash during the two quarters ended February 11, 2015. Cash flows from financing activities was primarily the result of borrowings and repayments related to our revolving credit facility. During the two quarters ended March 9, 2016, repayments exceeded borrowings by approximately $0.5 million. During the two quarters ended February 11, 2015, borrowings exceeded repayments of the credit facility by approximately $12.5 million.

Status of Long-Term Investments and Liquidity

At March 9, 2016, we did not hold any long-term investments.

Status of Trade Accounts and Other Receivables, Net

We monitor the aging of our receivables, including Fuddruckers franchising related receivables, and record provisions for uncollectable accounts, as appropriate. Credit terms of accounts receivable associated with our Culinary Contract Services business vary from 30 to 45 days based on contract terms.

Working Capital

Current assets decreased approximately $0.1 million in the two quarters ended March 9, 2016 compared to unchanged current assets in the two quarters ended February 11, 2015. In the two quarters ended March 9, 2016, food and supply inventories and trade accounts and other receivables increased approximately $0.3 million and $0.2 million, respectively, partially offset by decreases in prepaid expenses and cash of approximately $0.5 million and $0.1 million, respectively. In the two quarters ended February 11, 2015, trade accounts and other receivables increased approximately $1.2 million and prepaid expenses increased approximately $0.4 million; partially offset by decreases in cash of approximately $1.2 million and food and supplies inventory of approximately $0.4 million.

Current liabilities decreased approximately $0.6 million in the two quarters ended March 9, 2016 compared to a decrease of approximately $7.7 million in the two quarters ended February 11, 2015. In the two quarters ended March 9, 2016, unredeemed gift cards increased approximately $1.0 million, salaries and incentives increased approximately $0.7 million, income taxes and other increased approximately $0.3 million and accrued claims and insurance increased approximately $0.1 million; partially offset by decreases in taxes other than income of approximately $1.4 million, accounts payable of approximately $1.1 million and accrued operating expenses of approximately $0.2 million. In the two quarters ended February 11, 2015, accounts payable decreased approximately $7.4 million and accrued expenses and other liabilities decreased $0.3 million.

Capital Expenditures

Capital expenditures consist of purchases of real estate for future restaurant sites, Culinary Contract Services investments, new unit construction, purchases of new and replacement restaurant furniture and equipment, and ongoing remodeling programs. Capital expenditures for the two quarters ended March 9, 2016 were approximately $11.0 million and related to recurring maintenance of our existing units, existing restaurant remodels, improvement of our culinary contract services business and the development of future restaurant sites. We expect to be able to fund all capital expenditures in fiscal 2016 using proceeds from the sale of assets, cash flows from operations and our available credit. We expect to spend approximately $20.0 million on capital expenditures in fiscal 2016.

DEBT

Revolving Credit Facility

Pursuant to the October 2, 2015 amendment, the total aggregate amount of the lenders’ commitments was lowered to $60.0 million from $70.0 million. The following description summarizes the material terms of the revolving credit facility, as subsequently amended on March 21, 2014, November 7, 2014 and October 2, 2015, (the revolving credit facility is referred to as the “2013 Credit Facility”). The 2013 Credit Facility is governed by the credit agreement dated as of August 14, 2013 (the “2013 Credit Agreement”) among us, the lenders from time to time party thereto, Wells Fargo Bank, National Association, as Administrative Agent, and ZB, N.A. dba Amegy Bank (formerly Amegy Bank, N.A.), as Syndication Agent. The maturity date of the 2013 Credit Facility is September 1, 2017. In addition to the $60 million commitment under the 2013 Credit Agreement, it may be increased to a maximum commitment of $80.0 million.

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

At March 9, 2016, after applying the Lease Adjusted Leverage Ratio Limitation, the available borrowing capacity was $21.2 million.

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

The 2013 Credit Agreement, as amended, contains the following covenants among others:

•
Debt Service Coverage Ratio of not less than (i) 1.10 to 1.00 at all times during the first, second and third fiscal quarters of the Borrower’s fiscal year 2015, (ii) 1.25 to 1.00 at all times during the fourth fiscal quarter of the Borrower’s fiscal year 2015, and (iii) 1.50 to 1.00 at all times thereafter,

•
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

•	capital expenditures limited to $25.0 million per year,

•	restrictions on incurring liens on certain of our property and the property of our subsidiaries,

•	restrictions on transactions with affiliates and materially changing our business,

•	restrictions on making certain investments, loans, advances and guarantees,

•	restrictions on selling assets outside the ordinary course of business,

•	prohibitions on entering into sale and leaseback transactions, and

•	restrictions on certain acquisitions of all or a substantial portion of the assets, property and/or equity interests of any person, including share repurchases and dividends.

The 2013 Credit Agreement also includes customary events of default. If a default occurs and is continuing, the lenders’ commitments under the 2013 Credit Facility may be immediately terminated and/or we may be required to repay all amounts outstanding under the 2013 Credit Facility.

The 2013 Credit Facility is secured by a perfected first priority lien on certain of our real property and all of the material personal property owned by us or any of our subsidiaries, other than certain excluded assets (as defined in the Credit Agreement). At March 9, 2016, the carrying value of the collateral securing the 2013 Credit Facility was $115.9 million.

As of March 9, 2016, we had $37.0 million in outstanding loans and $1.3 million committed under letters of credit, which were issued as security for the payment of insurance obligations and $0.6 million in capital lease commitments.

We were in compliance with the covenants contained in the 2013 Credit Agreement as amended as of March 9, 2016.

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

In some cases, investors can identify these statements by forward-looking words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “outlook,” “may,” “should,” “will,” and “would” or similar words. Forward-looking statements are based on certain assumptions and analyses made by management in light of its experience and perception of historical trends, current conditions, expected future developments and other factors it believes are relevant. Although management believes that its assumptions are reasonable based on information currently available, those assumptions are subject to significant risks and uncertainties, many of which are outside of its control. The following factors, as well as the factors set forth in Item 1A of our Annual Report on Form 10-K for the fiscal year ended August 26, 2015 and any other cautionary language in this Form 10-Q, provide examples of risks, uncertainties, and events that may cause our financial and operational results to differ materially from the expectations described in our forward-looking statements:

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risk from changes in interest rates affecting our variable-rate debt. As of March 9, 2016, the total amount of debt subject to interest rate fluctuations outstanding under our 2013 Credit Facility was $37.0 million. Assuming an average debt balance of $37.0 million, a 1.0% increase in prevailing interest rates would increase our annual interest expense by $0.4 million.

We are not currently using interest rate swaps to manage interest risk on our variable-rate debt.

We have exposure to various foreign currency exchange rate fluctuations for revenues generated by our operations outside of the United States, which can adversely impact our net income and cash flows. Sales to customers and royalties from franchisees outside the contiguous United States as a percentage of our total revenues was, approximately, 0.18% and 0.15% in the quarters ended March 9, 2016 and February 11, 2015, respectively, and 0.14% and 0.15% in the two quarters ended March 9, 2016 and February 11, 2015, respectively. All of this business is conducted in the local currency of the country in which the franchise operates. We do not enter into financial instruments to manage this foreign currency exchange risk.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act), as of March 9, 2016. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of March 9, 2016, our disclosure controls and procedures were effective in providing reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the two quarters ended March 9, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II—OTHER INFORMATION

Item 1. Legal Proceedings

There have been no material changes to our legal proceedings as disclosed in “Legal Proceedings” in Item 3 of Part I of our Annual Report on Form 10-K for the fiscal year ended August 26, 2015.

Item 1A. Risk Factors

There have been no material changes during the two quarters ended March 9, 2016 to the Risk Factors discussed in Item1A of Part I of our Annual Report on Form 10-K for the fiscal year ended August 26, 2015.

Item 6. Exhibits

10.1
Second Amendment to Employment Agreement, effective as of February 4, 2016 between Luby's, Inc. and Christopher J. Pappas (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, filed February 9, 2016 (File No. 001-08308)).

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

LUBY’S, INC. (Registrant)

Date:	4/18/2016	By:	/s/ Christopher J. Pappas
Christopher J. Pappas
President and Chief Executive Officer
(Principal Executive Officer)

Date:	4/18/2016	By:	/s/ K. Scott Gray
K. Scott Gray
Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

10.1
Second Amendment to Employment Agreement, effective as of February 4, 2016 between Luby's, Inc. and Christopher J. Pappas (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, filed February 9, 2016 (File No. 001-08308)).

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