Form 10-Q
period 2016-06-01
LUBYS INC
filed 2016-07-11
CIK 16099

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
__________________________
FORM 10-Q
__________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 1, 2016
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

As of July 6, 2016 there were 28,940,041 shares of the registrant’s common stock outstanding.

Luby’s, Inc.
Form 10-Q
Quarter ended June 1, 2016

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

Part I—FINANCIAL INFORMATION

Item1. Financial Statements

Luby’s, Inc.
Consolidated Balance Sheets
(In thousands, except share data)

	June 1, 2016	August 26, 2015
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$1,409	$1,501
Trade accounts and other receivables, net	6,142	5,175
Food and supply inventories	4,495	4,483
Prepaid expenses	3,911	3,402
Assets related to discontinued operations	1	10
Deferred income taxes	581	577
Total current assets	16,539	15,148
Property held for sale	4,238	4,536
Assets related to discontinued operations	3,667	3,671
Property and equipment, net	196,008	200,202
Intangible assets, net	21,367	22,570
Goodwill	1,605	1,643
Deferred income taxes	14,896	12,917
Other assets	3,452	3,571
Total assets	$261,772	$264,258
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$19,677	$20,173
Liabilities related to discontinued operations	411	408
Accrued expenses and other liabilities	24,704	23,967
Total current liabilities	44,792	44,548
Credit facility debt	36,000	37,500
Liabilities related to discontinued operations	17	182
Other liabilities	7,631	7,369
Total liabilities	88,440	89,599
Commitments and Contingencies
SHAREHOLDERS’ EQUITY
Common stock, $0.32 par value; 100,000,000 shares authorized; shares issued were 29,420,690 and 29,134,603, respectively; shares outstanding were 28,920,690 and 28,634,603, respectively	9,414	9,323
Paid-in capital	30,133	29,006
Retained earnings	138,560	141,105
Less cost of treasury stock, 500,000 shares	(4,775)	(4,775)
Total shareholders’ equity	173,332	174,659
Total liabilities and shareholders’ equity	$261,772	$264,258

The accompanying notes are an integral part of these Consolidated Financial Statements.

Luby’s, Inc.
Consolidated Statements of Operations (unaudited)
(In thousands, except per share data)

	Quarter Ended		Three Quarters Ended
	June 1, 2016	May 6, 2015	June 1, 2016	May 6, 2015
	(12 weeks)	(12 weeks)	(40 weeks)	(36 weeks)
SALES:
Restaurant sales	$86,476	$88,788	$286,336	$254,832
Culinary contract services	3,892	3,624	12,726	11,993
Franchise revenue	1,586	1,578	5,411	4,764
Vending revenue	143	112	437	355
TOTAL SALES	92,097	94,102	304,910	271,944
COSTS AND EXPENSES:
Cost of food	24,221	25,218	81,256	74,171
Payroll and related costs	30,748	29,971	100,007	88,177
Other operating expenses	13,572	14,276	45,728	42,688
Occupancy costs	5,065	4,826	17,242	14,797
Opening costs	117	427	688	2,022
Cost of culinary contract services	3,534	3,232	11,476	10,809
Cost of franchise operations	441	410	1,480	1,147
Depreciation and amortization	5,304	4,759	17,538	14,608
Selling, general and administrative expenses	9,227	8,139	32,312	26,671
Provision for asset impairments	172	—	209	218
Net loss (gain) on disposition of property and equipment	42	(609)	(793)	(1,696)
Total costs and expenses	92,443	90,649	307,143	273,612
INCOME (LOSS) FROM OPERATIONS	(346)	3,453	(2,233)	(1,668)
Interest income	—	1	3	3
Interest expense	(482)	(599)	(1,674)	(1,624)
Other income (expense), net	88	24	(2)	282
Income (loss) before income taxes and discontinued operations	(740)	2,879	(3,906)	(3,007)
Provision (benefit) for income taxes	(593)	395	(1,438)	(1,326)
Income (loss) from continuing operations	(147)	2,484	(2,468)	(1,681)
Income (loss) from discontinued operations, net of income taxes	13	(131)	(77)	(344)
NET INCOME (LOSS)	$(134)	$2,353	$(2,545)	$(2,025)
Income (loss) per share from continuing operations:
Basic	$(0.01)	$0.09	$(0.09)	$(0.06)
Assuming dilution	$(0.01)	$0.09	$(0.09)	$(0.06)
Income (loss) per share from discontinued operations:
Basic	$0.00	$(0.01)	$(0.00)	$(0.01)
Assuming dilution	$0.00	$(0.01)	$(0.00)	$(0.01)
Net income (loss) per share:
Basic	$(0.01)	$0.08	$(0.09)	$(0.07)
Assuming dilution	$(0.01)	$0.08	$(0.09)	$(0.07)
Weighted average shares outstanding:
Basic	29,259	29,009	29,207	28,940
Assuming dilution	29,259	29,111	29,207	28,940

The accompanying notes are an integral part of these Consolidated Financial Statements.

Luby’s, Inc.
Consolidated Statement of Shareholders’ Equity (unaudited)
(In thousands)

	Common Stock						Total
	Issued		Treasury		Paid-In	Retained	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Earnings	Equity
Balance at August 26, 2015	29,135	$9,323	(500)	$(4,775)	$29,006	$141,105	$174,659
Net loss	—	—	—	—	—	(2,545)	(2,545)
Share-based compensation expense	50	16	—	—	1,127	—	1,143
Common stock issued under employee benefit plans	176	56	—	—	19	—	75
Common stock issued under nonemployee benefit plans	60	19	—	—	(19)	—	—
Balance at June 1, 2016	29,421	$9,414	(500)	$(4,775)	$30,133	$138,560	$173,332

The accompanying notes are an integral part of these Consolidated Financial Statements.

Luby’s, Inc.
Consolidated Statements of Cash Flows (unaudited)
(In thousands)

	Three Quarters Ended
	June 1, 2016	May 6, 2015
	(40 weeks)	(36 weeks)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,545)	$(2,025)
Adjustments to reconcile net loss to net cash provided by operating activities:
Net gain on disposition of property and equipment	(609)	(1,386)
Depreciation and amortization	17,555	14,624
Amortization of debt issuance cost	255	127
Share-based compensation expense	1,143	1,102
Deferred tax benefit	(1,983)	(1,978)
Cash provided by operating activities before changes in operating assets and liabilities	13,816	10,464
Changes in operating assets and liabilities:
Increase in trade accounts and other receivables	(967)	(108)
Decrease (Increase) in food and supply inventories	(516)	1,135
Decrease (increase) in prepaid expenses and other assets	(614)	41
Decrease in accounts payable, accrued expenses and other liabilities	(311)	(7,371)
Net cash provided by operating activities	11,408	4,161
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from disposal of assets and property held for sale	4,308	5,142
Decrease in notes receivable	17	50
Purchases of property and equipment	(14,358)	(16,429)
Net cash used in investing activities	(10,033)	(11,237)
CASH FLOWS FROM FINANCING ACTIVITIES:
Credit facility borrowings	77,900	80,100
Credit facility repayments	(79,400)	(74,100)
Debt issuance costs	(42)	(253)
Proceeds received on the exercise of employee stock options	75	115
Net cash provided by (used in) financing activities	(1,467)	5,862
Net decrease in cash and cash equivalents	(92)	(1,214)
Cash and cash equivalents at beginning of period	1,501	2,788
Cash and cash equivalents at end of period	$1,409	$1,574
Cash paid for:
Income taxes	$—	$—
Interest	1,368	1,505

The accompanying notes are an integral part of these Consolidated Financial Statements.

Luby’s, Inc.
Notes to Consolidated Financial Statements (unaudited)

Note 1. Basis of Presentation

The accompanying unaudited Consolidated Financial Statements of Luby’s, Inc. (the “Company” or “Luby’s”) have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements that are prepared for the Company’s Annual Report on Form 10-K. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the quarter ended June 1, 2016 are not necessarily indicative of the results that may be expected for the fiscal year ending August 31, 2016.

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

Note 3. Reportable Segments

The Company has three reportable segments: Company-owned restaurants, Culinary Contract Services (“CCS”) and Franchise Operations.

Company-owned restaurants

Company-owned restaurants consists of several brands which are aggregated into one reportable segment because the nature of the products and services, the production processes, the customers, the methods used to distribute the products and services, the nature of the regulatory environment and store level profit margin are similar. The chief operating decision maker analyzes Company-owned restaurants at store level profit which is revenue less cost of food, payroll and related costs, other operating expenses and occupancy costs. The primary brands are Luby’s Cafeterias, Fuddruckers and Cheeseburger in Paradise, with a non-core restaurant location operating under the brand name Bob Luby’s Seafood Grill. All company-owned restaurants are casual dining restaurants. Each restaurant is an operating segment because operating results and cash flow can be determined for each restaurant.

The total number of Company-owned restaurants was 178 at June 1, 2016 and 177 at August 26, 2015.

Culinary Contract Services

CCS, branded as Luby’s Culinary Contract Services, consists of a business line servicing healthcare, higher education and corporate dining clients. The healthcare accounts are full service and typically include in-room delivery, catering, vending, coffee service and retail dining. CCS has contracts with long-term acute care hospitals, acute care medical centers, ambulatory surgical centers, behavioral hospitals and business and industry clients. CCS has the unique ability to deliver quality services that include facility design and procurement as well as nutrition and branded food services to our clients. The cost of Culinary Contract Services on the Consolidated Statements of Operations include all food, payroll and related costs and other operating expenses related to CCS sales.

The total number of CCS contracts was 26 at June 1, 2016 and 23 at August 26, 2015.

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

The number of franchised restaurants was 114 at June 1, 2016 and 106 at August 26, 2015.

Licensee

In November 1997, a prior owner of the Fuddruckers – World’s Greatest Hamburgers ® brand granted to a licensee the exclusive right to use the Fuddruckers proprietary marks, trade dress and system to develop Fuddruckers restaurants in a territory consisting of certain countries in Africa, the Middle East and parts of Asia. As of July 2016, this licensee operated 35 restaurants that are licensed to use the Fuddruckers Proprietary Marks in Saudi Arabia, Egypt, Lebanon, United Arab Emirates, Qatar, Jordan, Bahrain, Kuwait, Morocco and Malaysia. The Company does not receive revenue or royalties from these restaurants.

The table on the following page shows segment financial information. The table also lists total assets for each reportable segment. Corporate assets include cash and cash equivalents, property and equipment, assets related to discontinued operations, property held for sale, deferred tax assets and prepaid expenses.

	Quarter Ended		Three Quarters Ended
	June 1, 2016	May 6, 2015	June 1, 2016	May 6, 2015
	(12 weeks)	(12 weeks)	(40 weeks)	(36 weeks)
	(In thousands)
Sales:
Company-owned restaurants (1)	$86,619	$88,900	$286,773	$255,187
Culinary contract services	3,892	3,624	12,726	11,993
Franchise operations	1,586	1,578	5,411	4,764
Total	$92,097	$94,102	$304,910	$271,944
Segment level profit:
Company-owned restaurants	$13,013	$14,609	$42,540	$35,354
Culinary contract services	358	392	1,250	1,184
Franchise operations	1,145	1,168	3,931	3,617
Total	$14,516	$16,169	$47,721	$40,155
Depreciation and amortization:
Company-owned restaurants	$4,386	$4,047	$14,512	$12,538
Culinary contract services	19	28	83	127
Franchise operations	192	177	641	531
Corporate	707	507	2,302	1,412
Total	$5,304	$4,759	$17,538	$14,608
Capital expenditures:
Company-owned restaurants	$3,217	$5,023	$13,839	$15,368
Culinary contract services	—	—	—	—
Franchise operations	—	—	—	—
Corporate	171	418	519	1,061
Total	$3,388	$5,441	$14,358	$16,429

Loss before income taxes and discontinued operations:
Segment level profit	$14,516	$16,169	$47,721	$40,155
Opening costs	(117)	(427)	(688)	(2,022)
Depreciation and amortization	(5,304)	(4,759)	(17,538)	(14,608)
Selling, general and administrative expenses	(9,227)	(8,139)	(32,312)	(26,671)
Provision for asset impairments	(172)	—	(209)	(218)
Net loss (gain) on disposition of property and equipment	(42)	609	793	1,696
Interest income	—	1	3	3
Interest expense	(482)	(599)	(1,674)	(1,624)
Other income (expense), net	88	24	(2)	282
Income (loss) before income taxes and discontinued operations	$(740)	$2,879	$(3,906)	$(3,007)

	June 1, 2016	August 26, 2015
Total assets:
Company-owned restaurants(2)	$213,995	$218,492
Culinary contract services	3,560	1,644
Franchise operations(3)	12,538	13,034
Corporate	31,679	31,088
Total	$261,772	$264,258

(1)
Includes vending revenue of $143 and $112 thousand for the quarters ended June 1, 2016 and May 6, 2015, respectively, and $437 and $355 thousand for the three quarters ended June 1, 2016 and May 6, 2015, respectively.

(2)	Company-owned restaurants segment includes $10.0 million of Fuddruckers trade name, Cheeseburger in Paradise liquor licenses, and Jimmy Buffett intangibles.

(3)	Franchise operations segment includes approximately $11.7 million in royalty intangibles.

Note 4. Fair Value Measurements

GAAP establishes a framework for using fair value to measure assets and liabilities. Fair value measurements guidance applies whenever other statements require or permit assets or liabilities to be measured at fair value.

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

 Non-recurring fair value measurements related to impaired property and equipment consisted of the following:

		Fair Value Measurement Using
	Three Quarters Ended June 1, 2016	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Impairments
Nonrecurring Fair Value Measurements		(In thousands)
Continuing Operations
Property and equipment related to company-owned restaurants	$—	$—	$—	$—	$—
Goodwill (1)	1,605	—	—	1,605	(38)
Total Nonrecurring Fair Value Measurements	$1,605	$—	$—	$1,605	$(38)
Discontinued Operations
Property and equipment related to company-owned restaurants	$—	$—	$—	$—	$—

(1)    In accordance with Subtopic 360-20, goodwill with a carrying amount of approximately $1.6 million was written down to its implied fair value of approximately $1.6 million, resulting in an impairment charge of $38 thousand, in the quarter ended March 9, 2016.

		Fair Value Measurement Using
	Three Quarters Ended May 6, 2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Impairments
Nonrecurring Fair Value Measurements		(In thousands)
Continuing Operations
Property and equipment related to company-owned restaurants (1)	$1,323	$—	$—	$1,323	$(180)
Goodwill (2)	1,643	—	—	1,643	(38)
Total Nonrecurring Fair Value Measurements	$2,966	$—	$—	$2,966	$(218)
Discontinued Operations
Property and equipment related to company-owned restaurants	$—	$—	$—	$—	$—

(1)    In accordance with Subtopic 360-10, long-lived assets held and used with a carrying amount of approximately $1.5 million were written down to their fair value of approximately $1.3 million, resulting in an impairment charge of approximately $0.2 million, which was included in earnings for the period.
(2)    In accordance with Subtopic 360-20, goodwill with a carrying amount of approximately $1.7 million was written down to its implied fair value of approximately $1.6 million, resulting in an impairment charge of $38 thousand.

Note 5. Income Taxes

No cash payments of estimated federal income taxes were made during the three quarters ended June 1, 2016.

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

The effective tax rate, (ETR), from continuing operations was 80% and 37% for the quarter and three quarters ended June 1, 2016, respectively. The ETR for the quarter and three quarters ended June 1, 2016 differs from the federal statutory rate of 34% due to the federal jobs credits, state income taxes and other discrete items. The additional deferred income tax benefit recognized in the quarter ended June 1, 2016 was attributable to the increase in the full year estimated pre-tax loss and a discrete deferred income tax benefit concerning the extension of the federal jobs credit.

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

Note 6. Property and Equipment, Intangible Assets and Goodwill

The costs, net of impairment, and accumulated depreciation of property and equipment at June 1, 2016 and August 26, 2015, together with the related estimated useful lives used in computing depreciation and amortization, were as follows:

	June 1, 2016	August 26, 2015	Estimated Useful Lives (years)
	(In thousands)
Land	$62,498	$63,298		—
Restaurant equipment and furnishings	74,876	85,679	3	to	15
Buildings	157,122	159,391	20	to	33
Leasehold and leasehold improvements	25,679	29,229	Lesser of lease term or estimated useful life
Office furniture and equipment	3,281	3,559	3	to	10
Construction in progress	145	810		—
	323,601	341,966
Less accumulated depreciation and amortization	(127,593)	(141,764)
Property and equipment, net	$196,008	$200,202
Intangible assets, net	$21,367	$22,570	15	to	21
Goodwill	$1,605	$1,643		—

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

The aggregate amortization expense related to intangible assets subject to amortization was $1.2 million for the three quarters ended June 1, 2016 and $1.0 million for the three quarters ended May 6, 2015. The aggregate amortization expense related to intangible assets subject to amortization is expected to be $1.4 million in each of the next five successive fiscal years.

The following table presents intangible assets as of June 1, 2016 and August 26, 2015:

	June 1, 2016			August 26, 2015
	(In thousands)			(In thousands)
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible Assets Subject to Amortization:

Fuddruckers trade name and franchise agreements	$29,607	$(8,333)	$21,274	$29,607	$(7,166)	$22,441

Cheeseburger in Paradise trade name and license agreements	$421	$(328)	$93	$421	$(292)	$129

Intangible assets, net	$30,028	$(8,661)	$21,367	$30,028	$(7,458)	$22,570

In fiscal 2010, the Company recorded an intangible asset for goodwill in the amount of approximately $0.2 million related to the acquisition of substantially all of the assets of Fuddruckers. The Company also recorded, in fiscal 2013, an intangible asset for goodwill in the amount of approximately $2.0 million related to the acquisition of Cheeseburger in Paradise. Goodwill is considered to have an indefinite useful life and is not amortized. Management performs its formal annual assessment as of the second quarter each fiscal year. The individual restaurant level is the level at which goodwill is assessed for impairment under ASC 350. In accordance with our understanding of ASC 350, we have allocated the goodwill value to each reporting unit in proportion to each location’s fair value at the date of acquisition. The result of these second quarter fiscal 2016 assessments was impairment of goodwill of $38 thousand. Goodwill impairments in fiscal years 2015 and 2014 were $38 thousand and $0.5 million, respectively. The Company will formally perform additional assessments on an interim basis if an event occurs or circumstances exist that indicate that it is more likely than not that a goodwill impairment exists. As of June 1, 2016, of the 23 locations that were acquired, eight locations remain operating as Cheeseburger in Paradise restaurants, seven locations were closed and converted to Fuddruckers restaurants, three locations where the option to extend the lease was not exercised, two locations subleased to franchisees and three closed and held for future use.

Goodwill, net of accumulated impairments of approximately $0.6 million, was approximately $1.6 million as of June 1, 2016 and as of August 26, 2015, and relates to our Company-owned restaurants reportable segment.

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

The Company recognized the following impairment charges to income from operations:

	Three Quarters Ended
	June 1, 2016	May 6, 2015
	(40 weeks)	(36 weeks)
	(In thousands, except per share data)
Provision for asset impairments	$209	$218
Net loss (gain) on disposition of property and equipment	(793)	(1,696)

	$(584)	$(1,478)
Effect on EPS:
Basic	$0.02	$0.05
Assuming dilution	$0.02	$0.05

The $0.2 million impairment charge for the three quarters ended June 1, 2016 is primarily related to goodwill at one underperforming converted Cheeseburger in Paradise leasehold location and approximately $0.2 million in lease termination costs at two property locations.

The $0.2 million impairment charge for the three quarters ended May 6, 2015 is related to assets at three Fuddruckers locations and included $38 thousand in goodwill related to one underperforming converted Cheeseburger in Paradise leasehold location.

The $0.8 million net gain for the three quarters ended June 1, 2016 is related to the sale of property and equipment.

The $1.7 million net gain for the three quarters ended May 6, 2015 is related to the sale of property and equipment.

Discontinued Operations

On March 21, 2014, the Board of Directors of the Company approved a plan focused on improving cash flow from the acquired Cheeseburger in Paradise leasehold locations. This underperforming Cheeseburger in Paradise leasehold disposal plan called for certain Cheeseburger in Paradise restaurants closure or conversion to Fuddruckers restaurants. As of June 1, 2016, two locations were reclassified to continuing operations. Of the two locations, one location reopened as a Company-owned Fuddruckers restaurant and one location was sub-leased to a Fuddruckers franchisee. Additionally, one lease was terminated and one lease expired during the three quarters ended June 1, 2016. As of June 1, 2016, no locations were classified as discontinued operations in this plan.

As a result of the first quarter fiscal year 2010 adoption of the Company’s Cash Flow Improvement and Capital Redeployment Plan, the Company reclassified 24 Luby’s Cafeterias to discontinued operations. As of June 1, 2016, one location remains held for sale.

The following table sets forth the assets and liabilities for all discontinued operations:

	June 1, 2016	August 26, 2015
	(In thousands)
Prepaid expenses	1	10
Assets related to discontinued operations—current	$1	$10
Property and equipment	1,872	1,872
Other assets	1,795	1,799
Assets related to discontinued operations—non-current	$3,667	$3,671
Deferred income taxes	$343	$343
Accrued expenses and other liabilities	68	65
Liabilities related to discontinued operations—current	$411	$408
Other liabilities	$17	$182
Liabilities related to discontinued operations—non-current	$17	$182

As of June 1, 2016, under both closure plans, the Company had one property classified as discontinued operations. The asset carrying value of the owned property was $1.9 million and is included in assets related to discontinued operations. The Company is actively marketing this property for sale. The asset carrying values of the ground leases were previously impaired to zero.

The following table sets forth the sales and pretax losses reported from discontinued operations:

	Three Quarters Ended
	June 1, 2016	May 6, 2015
	(40 weeks)	(36 weeks)
	(In thousands, except discontinued locations)
Sales	$—	$—

Pretax loss	(131)	(642)
Income tax benefit from discontinued operations	54	298
Income (loss) from discontinued operations, net of income taxes	$(77)	$(344)
Discontinued locations closed during the period	—	—

The following table summarizes discontinued operations for the first three quarters of fiscal 2016 and 2015:

	Three Quarters Ended
	June 1, 2016	May 6, 2015
	(40 weeks)	(36 weeks)
	(In thousands, except per share data)
Discontinued operating loss	$(156)	$(550)
Impairments	—	(90)
Net gains (losses)	25	(2)
Pretax loss	$(131)	$(642)
Income tax benefit from discontinued operations	54	298
Income (loss) from discontinued operations, net of income taxes	$(77)	$(344)
Effect on EPS from discontinued operations—basic	$(0.00)	$(0.01)

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

Property Held for Sale

The Company periodically reviews long-lived assets against its plans to retain or ultimately dispose of properties. If the Company decides to dispose of a property, it will be moved to property held for sale, actively marketed and recorded at fair value less transaction costs. The Company analyzes market conditions each reporting period and records additional impairments due to declines in market values of like assets. The fair value of the property is determined by observable inputs such as appraisals and prices of comparable properties in active markets for assets like the Company’s. Gains are not recognized until the properties are sold.

Property held for sale includes unimproved land, closed restaurant properties and related equipment for locations not classified as discontinued operations. The specific assets are valued at the lower of net depreciable value or net realizable value.

At June 1, 2016, the Company had four owned properties recorded at approximately $4.2 million in property held for sale.

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

Construction Activity

From time to time, the Company enters into non-cancelable contracts for the construction of its new restaurants. This construction activity exposes the Company to the risks inherent in new construction, including but not limited to rising material prices, labor shortages, delays in getting required permits and inspections, adverse weather conditions, and injuries sustained by workers and contract termination expenses. The Company had four non-cancelable contracts as of June 1, 2016.

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

Under the terms of the Amended and Restated Master Sales Agreement, the Pappas entities may provide specialized (customized) equipment fabrication and basic equipment maintenance, including stainless steel stoves, shelving, rolling carts, and chef tables. There were no costs incurred under the Amended and Restated Master Sales Agreement of custom-fabricated and refurbished equipment in the three quarters ended June 1, 2016 and May 6, 2015. Services provided under this agreement are subject to review and approval by the Finance and Audit Committee of the Board of Directors of the Company (the “Board”).

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

On November 22, 2006, the Company executed a new lease agreement with respect to this shopping center. Effective upon the Company’s relocation and occupancy into the new space in July 2008, the new lease agreement provides for a primary term of approximately 12 years with two subsequent five-year options and gives the landlord an option to buy out the tenant on or after the calendar year 2015 by paying the then unamortized cost of improvements to the tenant. The Company is currently obligated to pay rent of $22.00 per square foot plus maintenance, taxes, and insurance during the remaining primary term of the lease. Thereafter, the lease provides for increases in rent at set intervals. The Company made payments of $314,000 and $278,000 in the three quarters ended June 1, 2016 and May 6, 2015, respectively. The new lease agreement was approved by the Finance and Audit Committee.

In the third quarter of fiscal year 2014, on March 12, 2014, the Company executed a new lease agreement in which one of the Company’s Houston Fuddruckers locations was purchased from a prior landlord by Pappas Restaurants, Inc., a 100% undivided interest. No changes were made to our lease terms as a result of the transfer of ownership. The lease provides for a primary term of approximately six years with two subsequent five-year options. Pursuant to the new ground lease agreement, the Company is currently obligated to pay $27.56 per square foot plus maintenance, taxes, and insurance from March 12, 2014 until November 30, 2016. Thereafter, the new ground lease agreement provides for increases in rent at set intervals. The Company made payments of $120,000 and $107,000 in the three quarters ended June 1, 2016 and May 6, 2015, respectively

	Three Quarters Ended
	June 1, 2016	May 6, 2015
	(40 weeks)	(36 weeks)
	(In thousands, except percentages)
AFFILIATED COSTS INCURRED:
General and administrative expenses—professional and other costs	$—	$—
Capital expenditures	—	—
Other operating expenses, occupancy costs and opening costs, including property leases	434	385
Total	$434	$385
RELATIVE TOTAL COMPANY COSTS:
Selling, general and administrative expenses	$32,312	$26,671
Capital expenditures	14,358	16,429
Other operating expenses, occupancy costs and opening costs	63,658	59,507
Total	$110,328	$102,607
AFFILIATED COSTS INCURRED AS A PERCENTAGE OF RELATIVE TOTAL COMPANY COSTS	0.39%	0.38%

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

Of the 1.1 million shares approved for issuance under the Nonemployee Director Stock Plan, 0.9 million options, restricted stock units and restricted stock awards were granted, and 0.1 million options were cancelled or expired and added back into the plan, since the plan’s inception. Approximately 0.3 million shares remain available for future issuance as of June 1, 2016. Compensation cost for share-based payment arrangements under the Nonemployee Director Stock Plan, recognized in selling, general and administrative expenses for the three quarters ended June 1, 2016 and May 6, 2015 were approximately $524,000 and $472,000, respectively.

Of the 4.1 million shares approved for issuance under the Employee Stock Plan, 5.7 million options and restricted stock units were granted, and 3.4 million options and restricted stock units were cancelled or expired and added back into the plan, since the plan’s inception. Approximately 1.8 million shares remain available for future issuance as of June 1, 2016. Compensation cost for share-based payment arrangements under the Employee Stock Plan, recognized in selling, general and administrative expenses for the three quarters ended June 1, 2016 and May 6, 2015 were approximately $827,000 and $543,000, respectively. Included in the quarter ended December 16, 2015, share based compensation cost was approximately $252,000, which represented accelerated share-based compensation expense as a result of the cancellation of 312,663 stock options.

In 2015, the Company approved a Total Shareholder Return, (TSR), Performance Based Incentive Plan which provides for a right to receive an unspecified number of shares of common stock under the Employee Stock Plan based on the total shareholder return ranking compared to a selection of peer companies over a three-year cycle. The award value varies from 0% to 200% of a base amount, as a result of the Company’s TSR performance in comparison to its peers over the measurement period. The number of shares at the end of the three-year period will be determined as the award value divided by the closing stock price on the last day of each fiscal year accordingly. Since the plan provides for an undeterminable number of shares, the plan is accounted for as a liability based plan. As of June 1, 2016, the estimated fair value of the performance shares liability at the end of fiscal 2017 and fiscal 2018, was $0.5 million for both years. The estimated liability has been determined based on a Monte Carlo simulation model. Based on this estimate, management accrues expense ratably over the three-year service periods. A valuation estimate of the future liability associated with each fiscal year's performance award plan will be performed periodically with adjustments made to the outstanding liability at each reporting period, as appropriate. As of June 1, 2016, the Company has recorded $243,000 in non-cash compensation expense in selling, general and administrative expenses related to its TSR Performance Based Incentive Plans.

Stock Options

Stock options granted under either the Employee Stock Plan or the Nonemployee Director Stock Plan have exercise prices equal to the market price of the Company’s common stock at the date of the grant.

Option awards under the Nonemployee Director Stock Plan generally vest 100% on the first anniversary of the grant date and expire ten years from the grant date. No options were granted under the Nonemployee Director Stock Plan in the three quarters ended June 1, 2016. No options to purchase shares remain outstanding under this plan as of June 1, 2016.

Options granted under the Employee Stock Plan generally vest 50% on the first anniversary date of the grant date, 25% on the second anniversary of the grant date and 25% on the third anniversary of the grant date, with all options expiring ten years from the grant date. All options granted in the three quarters ended June 1, 2016 were granted under the Employee Stock Plan. Options to purchase 1,208,590 shares at option prices of $3.44 to $11.10 per share remain outstanding as of June 1, 2016.

A summary of the Company’s stock option activity for the three quarters ended June 1, 2016 is presented in the following table:

	Shares Under Fixed Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
		(Per share)	(In years)	(In thousands)
Outstanding at August 26, 2015	1,288,099	$4.76	6.5	$460
Granted	279,944	4.89	—	—
Exercised	(21,249)	3.51	—	—
Cancelled	(312,663)	4.98	—	—
Forfeited/Expired	(25,541)	4.34	—	—
Outstanding at June 1, 2016	1,208,590	$4.76	6.8	$421
Exercisable at June 1, 2016	661,099	$4.76	5.2	$333

The intrinsic value for stock options is defined as the difference between the current market value, or closing price on June 1, 2016, and the grant price on the measurement dates in the table above.

Restricted Stock Units

Grants of restricted stock units consist of the Company’s common stock and generally vest after three years. All restricted stock units are cliff-vested. Restricted stock units are valued at the closing market price of the Company’s common stock at the date of grant.

A summary of the Company’s restricted stock unit activity during the three quarters ended June 1, 2016 is presented in the following table:

	Restricted Stock Units	Weighted Average Fair Value	Weighted- Average Remaining Contractual Term
		(Per share)	(In years)
Unvested at August 26, 2015	409,417	$5.98	1.6
Granted	172,212	4.87	—
Vested	(257,482)	6.19	—
Forfeited	(4,202)	5.95	—
Unvested at June 1, 2016	319,945	$5.22	2.1

At June 1, 2016, there was approximately $1.0 million of total unrecognized compensation cost related to unvested restricted stock units that is expected to be recognized over a weighted-average period of 2.1 years.

Restricted Stock Awards

Under the Nonemployee Director Stock Plan, directors are granted restricted stock in lieu of cash payments, for all or a portion of their compensation as directors. The number of shares granted is valued at the closing market price of the Company’s stock at the date of the grant. Restricted stock awards vest when granted because they are granted in lieu of a cash payment. However, directors are restricted from selling their shares until after the third anniversary of the date of the grant. Directors may receive a 20% premium of additional restricted stock by opting to receive stock over a minimum required amount of stock, in lieu of cash.

Note 11. Earnings Per Share

Basic net income per share is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding and unvested restricted stock for the reporting period. Diluted net income per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. For the calculation of diluted net income per share, the basic weighted average number of shares is increased by the dilutive effect of stock options determined using the treasury stock method. Stock options excluded from the computation of net income per share for the three quarters ended June 1, 2016 include approximately 513,000 shares with exercise prices exceeding market prices and approximately 98,000 shares whose inclusion would also be anti-dilutive.

The components of basic and diluted net income per share are as follows:

	Quarter Ended		Three Quarters Ended
	June 1, 2016	May 6, 2015	June 1, 2016	May 6, 2015
	(12 weeks)	(12 weeks)	(40 weeks)	(36 weeks)
	(In thousands, expect per share data)
Numerator:
Income (loss) from continuing operations	$(147)	$2,484	$(2,468)	$(1,681)
Income (loss) from discontinued operations, net of income taxes	13	(131)	(77)	(344)
NET INCOME (LOSS)	$(134)	$2,353	$(2,545)	$(2,025)
Denominator:
Denominator for basic earnings per share—weighted-average shares	29,259	29,009	29,207	28,940
Effect of potentially dilutive securities:
Employee and non-employee stock options	—	102	—	—
Denominator for earnings per share assuming dilution	29,259	29,111	29,207	28,940
Income (loss) per share from continuing operations:
Basic	$(0.01)	$0.09	$(0.09)	$(0.06)
Assuming dilution	$(0.01)	$0.09	$(0.09)	$(0.06)
Income (loss) per share from discontinued operations:
Basic	$0.00	$(0.01)	$(0.00)	$(0.01)
Assuming dilution	$0.00	$(0.01)	$(0.00)	$(0.01)
Net income (loss) per share:
Basic	$(0.01)	$0.08	$(0.09)	$(0.07)
Assuming dilution	$(0.01)	$0.08	$(0.09)	$(0.07)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s discussion and analysis of financial condition and results of operations should be read in conjunction with the unaudited Consolidated Financial Statements and footnotes for the quarter ended June 1, 2016 included in Item 1 of Part I of this Quarterly Report on Form 10 (this “Form 10-Q”), and the audited Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended August 26, 2015.

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

Percentages may not total due to rounding.

	Quarter Ended		Three Quarters Ended
	June 1, 2016	May 6, 2015	June 1, 2016	May 6, 2015
	(12 weeks)	(12 weeks)	(40 weeks)	(36 weeks)
Restaurant sales	93.9%	94.4%	93.9%	93.7%
Culinary contract services	4.2%	3.9%	4.2%	4.4%
Franchise revenue	1.7%	1.7%	1.8%	1.8%
Vending revenue	0.2%	0.1%	0.1%	0.1%
TOTAL SALES	100.0%	100.0%	100.0%	100.0%

STORE COSTS AND EXPENSES:
(As a percentage of restaurant sales)

Cost of food	28.0%	28.4%	28.4%	29.1%
Payroll and related costs	35.6%	33.8%	34.9%	34.6%
Other operating expenses	15.7%	16.1%	16.0%	16.8%
Occupancy costs	5.9%	5.4%	6.0%	5.8%
Vending revenue	(0.2)%	(0.1)%	(0.2)%	(0.1)%
Store level profit	15.0%	16.4%	14.9%	13.9%

COMPANY COSTS AND EXPENSES:
(As a percentage of total sales)

Opening costs	0.1%	0.5%	0.2%	0.7%
Depreciation and amortization	5.8%	5.1%	5.8%	5.4%
Selling, general and administrative expenses	10.0%	8.6%	10.6%	9.8%
Net loss (gain) on disposition of property and equipment	—%	(0.6)%	(0.3)%	(0.6)%

Culinary Contract Services Costs
(As a percentage of Culinary Contract Services sales)

Cost of culinary contract services	90.8%	89.2%	90.2%	90.1%
Culinary income	9.2%	10.8%	9.8%	9.9%

Franchise Operations Costs
(As a percentage of Franchise Operations)

Cost of franchise operations	27.8%	26.0%	27.4%	24.1%
Franchise income	72.2%	74.0%	72.6%	75.9%

(As a percentage of total sales)
INCOME (LOSS) FROM OPERATIONS	(0.4)%	3.7%	(0.7)%	(0.6)%
Interest income	—%	—%	—%	—%
Interest expense	(0.5)%	(0.6)%	(0.5)%	(0.6)%
Other income (expense), net	0.1%	—%	—%	0.1%
Income (loss) before income taxes and discontinued operations	(0.8)%	3.1%	(1.2)%	(1.1)%
Provision (benefit) for income taxes	(0.6)%	0.4%	(0.5)%	(0.5)%
Income (loss) from continuing operations	(0.2)%	2.7%	(0.7)%	(0.6)%
Income (loss) from discontinued operations, net of income taxes	—%	(0.1)%	—%	(0.1)%
NET INCOME (LOSS)	(0.2)%	2.6%	(0.7)%	(0.7)%

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

	Quarter Ended		Three Quarters Ended
	June 1, 2016	May 6, 2015	June 1, 2016	May 6, 2015
	(12 weeks)	(12 weeks)	(40 weeks)	(36 weeks)
	(In thousands)		(In thousands)
Store level profit	$13,013	$14,609	$42,540	$35,354

Plus:
Sales from culinary contract services	3,892	3,624	12,726	11,993
Sales from franchise operations	1,586	1,578	5,411	4,764

Less:
Opening costs	117	427	688	2,022
Cost of culinary contract services	3,534	3,232	11,476	10,809
Cost of franchise operations	441	410	1,480	1,147
Depreciation and amortization	5,304	4,759	17,538	14,608
Selling, general and administrative expenses	9,227	8,139	32,312	26,671
Provision for asset impairments	172	—	209	218
Net loss (gain) on disposition of property and equipment	42	(609)	(793)	(1,696)
Interest income	—	(1)	(3)	(3)
Interest expense	482	599	1,674	1,624
Other income (expense), net	(88)	(24)	2	(282)
Provision (benefit) for income taxes	(593)	395	(1,438)	(1,326)
Income (loss) from continuing operations	$(147)	$2,484	$(2,468)	$(1,681)

The following table shows our restaurant unit count as of August 26, 2015 and June 1, 2016.

Restaurant Counts:

	August 26, 2015	FY16 YTD Q3 Openings	FY16 YTD Q3 Closings	June 1, 2016
Luby’s Cafeterias	93	—	(1)	92
Fuddruckers Restaurants	75	3	(1)	77
Cheeseburger in Paradise	8	—	—	8
Other restaurants(1)	1	—	—	1
Total	177	3	(2)	178

(1) Other restaurants include one Bob Luby’s Seafood Grill.

Overview

Luby’s, Inc. (“Luby’s” or “Company”) is a multi-branded company operating in the restaurant industry and in the contract food services industry. Our primary brands include Luby’s Cafeteria, Fuddruckers - World’s Greatest Hamburgers®, Luby’s Culinary Contract Services and Cheeseburger in Paradise.

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

As of June 1, 2016, we owned and operated 178 restaurants, of which 92 are traditional cafeterias, 77 are gourmet hamburger restaurants, eight are casual dining restaurants and bars, and one primarily serves seafood. These establishments are located in close proximity to retail centers, business developments and residential areas mostly throughout the United States. Included in the 178 restaurants that we own and operate are 12 restaurants located at six property locations where we operate a side-by-side Luby’s Cafeteria and Fuddruckers on the same property. We refer to these locations as “Combo locations.”

As of June 1, 2016, we operated 26 Culinary Contract Services locations; 17 in the Houston, Texas area, three in Louisiana, and one in each of North Carolina, Florida, Georgia, Oklahoma, Missouri, and Massachusetts. Luby’s Culinary Contract Services provides food service management to healthcare, educational and corporate dining facilities.

As of June 1, 2016, we had 52 franchisees operating 114 Fuddruckers restaurants. Our largest six franchise owners own five to twelve restaurants each. Fifteen franchise owners each own two to four restaurants. The 31 remaining franchise owners each own one restaurant.

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

RESULTS OF OPERATIONS

Quarter Ended June 1, 2016 Compared to Quarter Ended May 6, 2015

Comparability between quarters is affected by the varying lengths of the quarters and quarters ending at different points in the calendar year when seasonal patterns for sales are different.  The quarter ended June 1, 2016 consisted of 12 weeks and the quarter ended May 6, 2015 consisted of 12 weeks, and while both quarters were 12 weeks in length, the quarters ended at different points in the calendar year. For comparison to the 12-week quarter ended June 1, 2016, certain tables and comments, in this management discussion and analysis, also present a comparable 12-week period ended June 3, 2015. In addition, the three quarters ended June 1, 2016 was 40 weeks in length, while the three quarters ended May 6, 2015 was 36 weeks in length. For comparison to the three quarters ended June 1, 2016, certain tables and comments in this management discussion and analysis also present a comparable 40-week period ended June 3, 2015.

Sales

	Quarter Ended	Quarter Ended	Comparable Period Ended	Q3FY2016 vs Comparable Period
($000s)	June 1, 2016	May 6, 2015	June 3, 2015	Increase/ (Decrease)
	(12 weeks)	(12 weeks)	(12 weeks)	(12 weeks vs 12 weeks)
Restaurant sales	$86,476	$88,788	$87,805	(1.5)%
Culinary contract services	3,892	3,624	3,343	16.4%
Franchise revenue	1,586	1,578	1,605	(1.2)%
Vending revenue	143	112	116	23.3%
TOTAL SALES	$92,097	$94,102	$92,869	(0.8)%

Total sales decreased approximately $2.0 million, or 2.1%, in the quarter ended June 1, 2016 compared to the quarter ended May 6, 2015, consisting primarily of an approximate $2.3 million decrease in restaurant sales offset by an approximate $0.3 million increase in Culinary Contract Services sales. The other components of total sales are franchise revenue and vending revenue, which increased $8 thousand and $31 thousand, respectively, in the quarter ended June 1, 2016 compared to the quarter ended May 6, 2015.

Total sales decreased approximately $0.8 million, or 0.8%, in the quarter ended June 1, 2016 compared to the 12-week comparable period ended June 3, 2015, consisting primarily of an approximate $1.3 million decrease in restaurant sales offset by an approximate $0.5 million increase in Culinary Contract Services sales. The other components of total sales are franchise revenue and vending revenue, which decreased $19 thousand and increased $27 thousand, respectively, in the quarter ended June 1, 2016 compared to the 12-week comparable period ended June 3, 2015.

	Three Quarters Ended	Three Quarters Ended	Comparable Period Ended	YTDQ3 FY2016 vs Comparable Period
($000s)	June 1, 2016	May 6, 2015	June 3, 2015	Increase/ (Decrease)
	(40 weeks)	(36 weeks)	(40 weeks)	(40 weeks vs 40 weeks)
Restaurant sales	$286,336	$254,832	$283,500	1.0%
Culinary contract services	12,726	11,993	13,058	(2.5)%
Franchise revenue	5,411	4,764	5,309	1.9%
Vending revenue	437	355	398	9.8%
TOTAL SALES	$304,910	$271,944	$302,265	0.9%

Total sales increased approximately $2.6 million, or 0.9%, in the three quarters ended June 1, 2016 compared to the 40-week comparable period ended June 3, 2015, consisting primarily of an approximate $2.8 million increase in restaurant sales and an approximate $0.1 million increase in franchise revenue, offset by an approximate $0.3 million decrease in Culinary Contract

Services sales. The other component of total sales is vending revenue, which increased $39 thousand in the three quarters ended June 1, 2016 compared to the 40-week comparable period ended June 3, 2015.

The Company has three reportable segments: Company-owned restaurants, franchise operations, and culinary contract services.

Company-Owned Restaurants

Restaurant Sales

	Quarter Ended	Quarter Ended	Comparable Period Ended	Q3FY2016 vs Comparable Period
Restaurant Brand	June 1,	May 6,	June 3,	Increase/(Decrease)
($000s)	2016	2015	2015	$ Amount	% Change
	(12 weeks)	(12 weeks)	(12 weeks)	(12 weeks vs 12 weeks)
Luby’s Cafeterias	$51,808	$53,975	$52,937	$(1,129)	(2.1)%
Fuddruckers	24,790	24,204	24,078	712	3.0%
Combo locations	5,280	6,355	6,162	(882)	(14.3)%
Cheeseburger in Paradise	4,598	4,254	4,628	(30)	(0.6)%
Restaurant Sales	$86,476	$88,788	$87,805	$(1,329)	(1.5)%

Restaurant sales decreased approximately $2.3 million in the quarter ended June 1, 2016, compared to the quarter ended May 6, 2015. Sales at stand-alone Luby's Cafeteria restaurants decreased approximately $2.2 million to approximately $51.8 million; sales from stand-alone Fuddruckers locations increased by approximately $0.6 million to approximately $24.8 million; sales at Combo locations decreased approximately $1.1 million to approximately $5.3 million; and sales at Cheeseburger in Paradise restaurants increased by approximately $0.3 million to approximately $4.6 million.

Restaurant sales decreased approximately $1.3 million in the quarter ended June 1, 2016, compared to the 12-week comparable period ended June 3, 2015. Sales at stand-alone Luby's Cafeteria restaurants decreased approximately $1.1 million to approximately $51.8 million; sales from stand-alone Fuddruckers locations increased by approximately $0.7 million to approximately $24.8 million; sales at Combo locations decreased approximately $0.9 million to approximately $5.3 million; and sales at Cheeseburger in Paradise restaurants decreased by $30 thousand to approximately $4.6 million.

The approximate $1.1 million sales decrease in stand-alone Luby's Cafeteria restaurants was the result of the closure of three locations and a 0.2% decrease in same-store sales. The 0.2% decrease in Luby's Cafeteria same-store sales was the result of a 3.7% increase in guest traffic offset by a 3.9% decrease in average spend per guest. The approximate $0.7 million sales increase at stand-alone Fuddruckers restaurants was the result of eight restaurant openings offset by the closure of three locations and a 1.0% decrease in same-store sales. The 1.0% decrease in Fuddruckers same-store sales was the result of a 1.9% decline in guest traffic offset by a 0.9% increase in average spend per guest. All eight stores that we operate as Cheeseburger in Paradise are included in our same-store grouping and sales at this group of restaurants decreased 0.6% in the quarter ended June 1, 2016 compared to the 12-week comparable period ended June 3, 2015. The approximate $0.9 million decrease in sales at our Combo locations was due to a comparison against a high volume sales period in the prior year following the opening of our sixth Combo location; the five Combo locations included in our same-store grouping decreased sales by 3.3%.

	Three Quarters Ended	Three Quarters Ended	Comparable Period Ended	YTDQ3 FY2016 vs Comparable Period
Restaurant Brand	June 1,	May 6,	June 3,	Increase/(Decrease)
($000s)	2016	2015	2015	$ Amount	% Change
	(40 weeks)	(36 weeks)	(40 weeks)	(40 weeks vs 40 weeks)
Luby’s Cafeterias	$175,628	$159,099	$176,191	$(563)	(0.3)%
Fuddruckers	80,237	68,475	76,496	3,741	4.9%
Combo locations	17,595	16,349	18,298	(703)	(3.8)%
Cheeseburger in Paradise	12,876	10,909	12,515	361	2.9%
Total Restaurant Sales	$286,336	$254,832	$283,500	$2,836	1.0%

Restaurant sales increased approximately $2.8 million in the three quarters ended June 1, 2016, compared to the 40-week comparable period ended June 3, 2015. Sales at stand-alone Luby's Cafeteria restaurants decreased approximately $0.6 million to approximately $175.6 million; sales from stand-alone Fuddruckers locations increased by approximately $3.7 million to approximately $80.2 million; sales at Combo locations decreased approximately $0.7 million to approximately $17.6 million; and sales at Cheeseburger in Paradise restaurants increased by approximately $0.4 million to approximately $12.9 million.

The approximate $0.6 million sales decrease in stand-alone Luby's Cafeteria restaurants was the result of a 1.4% increase in same-store sales offset by the closure of three locations. The 1.4% increase in Luby's Cafeteria same-store sales was the result of a 2.9% increase in guest traffic offset by a 1.5% decrease in average spend per guest. The approximate $3.7 million sales increase at stand-alone Fuddruckers restaurants was the result of eight restaurant openings and a same-store sales increase of 0.2%, offset by the closure of three locations. Fuddruckers same-store sales increase of 0.2% was the result of a 3.2% decline in guest traffic offset by a 3.4% increase in average spend per guest. The approximate $0.7 million decrease in sales at our Combo locations was due to comparison against a high volume sales period in the prior year following the opening of our sixth Combo location and a decline in Combo same-store sales of 1.9%. All eight stores that we operate as Cheeseburger in Paradise are included in our same-store grouping and this group of restaurants realized a 2.9% increase in sales in the three quarters ended June 1, 2016 compared to the 40-week comparable period ended June 3, 2015.

Cost of Food

	Quarter Ended	Quarter Ended	Comparable Period Ended	Q3FY2016 vs Comparable Period
($000s)	June 1, 2016	May 6, 2015	June 3, 2015	Increase/ (Decrease)
	(12 weeks)	(12 weeks)	(12 weeks)	(12 weeks vs 12 weeks)
Cost of food	$24,221	$25,218	$24,935	(2.9)%
As a percentage of restaurant sales	28.0%	28.4%	28.4%	(0.4)%

Cost of food decreased approximately $1.0 million in the quarter ended June 1, 2016 compared to the quarter ended May 6, 2015. As a percentage of restaurant sales, cost of food decreased 0.4% to 28.0% in the quarter ended June 1, 2016 compared to the quarter ended May 6, 2015.

Cost of food decreased approximately $0.7 million in the quarter ended June 1, 2016 compared to the 12-week comparable period ended June 3, 2015 due primarily to decreases in food commodity costs, particularly with beef costs which were 22% lower at Fuddruckers where the core menu items include hamburgers. As a percentage of restaurant sales, cost of food decreased 0.4% to 28.0% in the quarter ended June 1, 2016 compared to the 12-week comparable period ended June 3, 2015. Food commodity prices for our basket of food commodity purchases decreased approximately 3% at our Luby’s Cafeterias locations and approximately 8% at our Fuddruckers restaurants in the quarter ended June 1, 2016.

	Three Quarters Ended	Three Quarters Ended	Comparable Period Ended	YTDQ3 FY2016 vs Comparable Period
($000s)	June 1, 2016	May 6, 2015	June 3, 2015	Increase/(Decrease)
	(40 weeks)	(36 weeks)	(40 weeks)	(40 weeks vs 40 weeks)
Cost of food	$81,256	$74,171	$82,303	(1.3)%
As a percentage of restaurant sales	28.4%	29.1%	29.0%	(0.6)%

Cost of food decreased approximately $1.0 million, or 1.3%, for the three quarters ended June 1, 2016 compared to the 40-week comparable period ended June 3, 2015 due primarily to decreases in food commodity costs, particularly with beef costs which were 23% lower at Fuddruckers where the core menu items include hamburgers. As a percentage of restaurant sales, cost of food decreased 0.6% to 28.4% in the three quarters ended June 1, 2016 compared to the 40-week comparable period ended June 3, 2015. Food commodity prices for our basket of food commodity purchases decreased approximately 3.0% at our Luby’s Cafeterias locations and approximately 7.0% at our Fuddruckers restaurants for the three quarters ended June 1, 2016.

Payroll and Related Costs

	Quarter Ended	Quarter Ended	Comparable Period Ended	Q3FY2016 vs Comparable Period
($000s)	June 1, 2016	May 6, 2015	June 3, 2015	Increase/(Decrease)
	(12 weeks)	(12 weeks)	(12 weeks)	(12 weeks vs 12 weeks)
Payroll and related costs	$30,748	$29,971	$29,782	3.2%
As a percentage of restaurant sales	35.6%	33.8%	33.9%	1.7%

Payroll and related costs increased approximately $0.8 million in the quarter ended June 1, 2016 compared to the quarter ended May 6, 2015 and increased approximately $1.0 million compared to the 12-week comparable period ended June 3, 2015. The increase is primarily related to higher average hourly wage rates, increased scheduling of hourly overtime, our investments in training and leadership development, as well as higher workers' compensation expense. As a percentage of restaurant sales, payroll and related costs increased 1.8% to 35.6% in the quarter ended June 1, 2016 compared to 33.8% in the quarter ended May 6, 2015. As a percentage of restaurant sales, payroll and related costs increased 1.7%, to 35.6% in the quarter ended June 1, 2016 compared to 33.9% in the 12-week comparable period ended June 3, 2015 due to the cost increases discussed above while we experienced modest same-store sales declines.

	Three Quarters Ended	Three Quarters Ended	Comparable Period Ended	YTDQ3 FY2016 vs Comparable Period
($000s)	June 1, 2016	May 6, 2015	June 3, 2015	Increase/(Decrease)
	(40 weeks)	(36 weeks)	(40 weeks)	(40 weeks vs 40 weeks)
Payroll and related costs	$100,007	$88,177	$98,047	2.0%
As a percentage of restaurant sales	34.9%	34.6%	34.6%	0.3%

Payroll and related costs increased approximately $2.0 million in the three quarters ended June 1, 2016 compared to the 40-week comparable period ended June 3, 2015 due to increases in both hourly employee costs and restaurant management costs. Increases in payroll costs is primarily related to investments in training and leadership development as well as higher variable management compensation on improved store level profitability, increased scheduling of hourly overtime, and higher average hourly wage rates, all partially offset by lower workers' compensation expense. As a percentage of restaurant sales, payroll and related costs increased 0.3%, to 34.9% in the quarter ended June 1, 2016 compared to 34.6% in the 40-week comparable period ended June 3, 2015 due the cost increases discussed above which grew more than our 1.0% increase in restaurant sales.

Other Operating Expenses

	Quarter Ended	Quarter Ended	Comparable Period Ended	Q3FY2016 vs Comparable Period
($000s)	June 1, 2016	May 6, 2015	June 3, 2015	Increase/(Decrease)
	(12 weeks)	(12 weeks)	(12 weeks)	(12 weeks vs 12 weeks)
Other operating expenses	$13,572	$14,276	$14,215	(4.5)%
As a percentage of restaurant sales	15.7%	16.1%	16.2%	(0.5)%

Other operating expenses primarily include restaurant-related expenses for utilities, repairs and maintenance, local store advertising, property and liability insurance losses above insurance deductibles, services and supplies. Other operating expenses decreased approximately $0.7 million, or 4.9% in the quarter ended June 1, 2016 compared to the quarter ended May 6, 2015. Other operating expenses decreased by approximately $0.6 million, or 4.5% in the quarter ended June 1, 2016 compared to the 12-week comparable period ended June 3, 2015, due primarily to (1) an approximate $0.3 million decrease in repairs and maintenance expense and (2) an approximate $0.3 million decrease utilities expense. As a percentage of restaurant sales, other operating expenses decreased 0.5%, to 15.7%, in the quarter ended June 1, 2016, compared to 16.2% for the 12-week comparable period ended June 3, 2015.

	Three Quarters Ended	Three Quarters Ended	Comparable Period Ended	YTDQ3 FY2016 vs Comparable Period
($000s)	June 1, 2016	May 6, 2015	June 3, 2015	Increase/(Decrease)
	(40 weeks)	(36 weeks)	(40 weeks)	(40 weeks vs 40 weeks)
Other operating expenses	$45,728	$42,688	$47,363	(3.5)%
As a percentage of restaurant sales	16.0%	16.8%	16.7%	(0.7)%

Other operating expenses decreased by approximately $1.6 million, or 3.5% in the three quarters ended June 1, 2016 compared to the 40-week comparable period ended June 3, 2015, due primarily to (1) an approximate $1.0 million decrease in utilities expense; (2) an approximate $0.8 million decrease in repairs and maintenance expense; (3) an approximate $0.4 million decrease in store-level marketing expense and (4) an approximate $0.1 million decrease in losses above insurance deductibles; offset by (5) an approximate $0.7 million increase in restaurant supplies, services, and other operating expenses. As a percentage of restaurant sales, other operating expenses decreased 0.7%, to 16.0%, in the three quarters ended June 1, 2016, compared to 16.7% for the 40-week comparable period ended June 3, 2015.

Occupancy Costs

	Quarter Ended	Quarter Ended	Comparable Period Ended	Q3FY2016 vs Comparable Period
($000s)	June 1, 2016	May 6, 2015	June 3, 2015	Increase/(Decrease)
	(12 weeks)	(12 weeks)	(12 weeks)	(12 weeks vs 12 weeks)
Occupancy costs	$5,065	$4,826	$4,819	5.1%
As a percentage of restaurant sales	5.9%	5.4%	5.5%	0.4%

Occupancy costs include property lease expense, property taxes, common area maintenance charges, and property insurance expense. Occupancy costs increased approximately $0.2 million to approximately $5.1 million in the quarter ended June 1, 2016 compared to the quarter ended May 6, 2015. Occupancy costs increased approximately $0.2 million to approximately $5.1 million in the quarter ended June 1, 2016 compared to the 12-week comparable period ended June 3, 2015. The increase was primarily due to a net increase of three store locations and higher property insurance expense.

	Three Quarters Ended	Three Quarters Ended	Comparable Period Ended	YTDQ3 FY2016 vs Comparable Period
($000s)	June 1, 2016	May 6, 2015	June 3, 2015	Increase/(Decrease)
	(40 weeks)	(36 weeks)	(40 weeks)	(40 weeks vs 40 weeks)
Occupancy costs	$17,242	$14,797	$16,413	5.1%
As a percentage of restaurant sales	6.0%	5.8%	5.8%	0.2%

Occupancy costs increased approximately $0.8 million to approximately $17.2 million in the three quarters ended June 1, 2016 compared to the 40-week comparable period ended June 3, 2015. The increase was primarily due to a net increase of three locations, higher property tax expense, and higher property insurance expense.

 Franchise Operations

	Quarter Ended	Quarter Ended	Comparable Period Ended	Q3FY2016 vs Comparable Period
($000s)	June 1, 2016	May 6, 2015	June 3, 2015	Increase/(Decrease)
	(12 weeks)	(12 weeks)	(12 weeks)	(12 weeks vs 12 weeks)
Franchise revenue	$1,586	$1,578	$1,605	(1.2)%
Cost of franchise operations	441	410	403	9.4%
Franchise profit	$1,145	$1,168	$1,202	(4.7)%
Franchise profit as a percentage of franchise revenue	72.2%	74.0%	74.9%	(2.7)%

	Three Quarters Ended	Three Quarters Ended	Comparable Period Ended	YTDQ3 FY2016 vs Comparable Period
($000s)	June 1, 2016	May 6, 2015	June 3, 2015	Increase/(Decrease)
	(40 weeks)	(36 weeks)	(40 weeks)	(40 weeks vs 40 weeks)
Franchise revenue	$5,411	$4,764	$5,309	1.9%
Cost of franchise operations	1,480	1,147	1,283	15.4%
Franchise profit	$3,931	$3,617	$4,026	(2.4)%
Franchise profit as a percentage of franchise revenue	72.6%	75.9%	75.8%	(3.2)%

We only offer franchises for the Fuddruckers brand. Franchises are sold in markets where expansion is deemed advantageous to the development of the Fuddruckers concept and system of restaurants. Franchise revenue includes (1) royalties paid to us as the franchisor for the Fuddruckers brand and (2) franchise fees paid to us when franchise units are opened for business or transferred to new owners. Franchise revenue increased $8 thousand in the quarter ended June 1, 2016 compared to the quarter ended May 6, 2015 and decreased $19 thousand compared to the 12-week comparable period ended June 3, 2015. The $19 thousand decrease in franchise revenue includes an approximate $126 thousand decrease in franchise royalties and an approximate $107 thousand increase in non-royalty related fee income.

Franchise revenue increased approximately $0.1 million in the three quarters ended June 1, 2016 compared to the 40-week comparable period ended June 3, 2015. The $0.1 million increase in franchise revenue includes an approximate $0.2 million increase in non-royalty related fee income offset by an approximate $0.1 million decrease in royalty income.

Cost of Franchise Operations

Cost of franchise operations includes the direct costs associated with supporting franchisees with opening new Fuddruckers franchised restaurants and the corporate overhead expenses associated with generating franchise revenue. These corporate expenses primarily include the salaries and benefits, travel and related expenses, and other expenses for employees whose primary job function involves supporting our franchise owners and the development of new franchise locations. Cost of franchise operations increased $31 thousand in the quarter ended June 1, 2016 compared to the quarter ended May 6, 2015 and increased $38 thousand compared to the 12-week comparable period ended June 3, 2015, primarily as a result of increased overhead cost to support franchise operations and costs associated with four franchise openings in the quarter ended June 1, 2016. Franchise profit, defined as Franchise revenue less Cost of franchise operations, decreased $23 thousand in the quarter ended June 1, 2016 compared to the quarter ended May 6, 2015 and decreased $57 thousand in the quarter ended June 1, 2016 compared to the 12-week comparable period ended June 3, 2015.

Cost of franchise operations increased approximately $0.2 million, or 15.4%, in the three quarters ended June 1, 2016 compared to the 40-week comparable period ended June 3, 2015, primarily as a result of increased overhead cost to support franchise operations and the opening of new franchise locations. Franchisees opened five international locations (one in each of Colombia, Mexico, and Panama; and two in Italy) and seven domestic locations (one in each of Michigan, Montana, California, Florida, and Texas; and two in Virgina) in the three quarters ended June 1, 2016. Franchise profit, defined as Franchise revenue less Cost of franchise operations, decreased $95 thousand in the three quarters ended June 1, 2016 compared to the 40-week comparable period ended June 3, 2015.

Culinary Contract Services

Culinary Contract Services is a business line servicing healthcare, higher education, and corporate dining clients. The healthcare accounts are full service and typically include in-room delivery, catering, vending, coffee service and retail dining. We operated 26 Culinary Contract Services locations at the end of the quarter ended June 1, 2016 and 21 at the end of the quarter ended May 6, 2015 and at the end of the comparable period ended June 3, 2015. We focus on clients able to enter into agreements where all operating costs are reimbursed to us and we generally charge a fixed fee. These agreements typically present lower financial risk to the company.

Culinary Contract Services Revenue

	Quarter Ended	Quarter Ended	Comparable Period Ended	Q3FY2016 vs Comparable Period
($000s)	June 1, 2016	May 6, 2015	June 3, 2015	Increase/(Decrease)
	(12 weeks)	(12 weeks)	(12 weeks)	(12 weeks vs 12 weeks)
Culinary contract services sales	$3,892	$3,624	$3,343	16.4%
Cost of culinary contract services	3,534	3,232	3,064	15.3%
Culinary contract profit	$358	$392	$279	28.3%
Culinary contract profit as a percentage of Culinary contract sales	9.2%	10.8%	8.3%	0.9%

Culinary Contract Services revenue increased approximately $0.3 million, or 7.4%, in the quarter ended June 1, 2016 compared to the quarter ended May 6, 2015. Culinary Contract Services revenue increased approximately $0.5 million, or 16.4%, in the quarter ended June 1, 2016 compared to the 12-week comparable period ended June 3, 2015. The increase in Culinary Contract Services revenue was primarily the result of an increase in the number of locations operated.

Cost of Culinary Contract Services includes the food, payroll and related costs, other direct operating expenses, and corporate overhead expenses associated with generating Culinary Contract Services sales. Cost of Culinary Contract Services increased approximately $0.3 million, or 9.3%, in the quarter ended June 1, 2016 compared to the quarter ended May 6, 2015. Cost of Culinary Contract Services increased approximately $0.5 million, or 15.3%, in the quarter ended June 1, 2016 compared to the 12-week comparable period ended June 3, 2015, consistent with the increase in Culinary Contract Services revenue. Culinary Contract Services profit margin, defined as Culinary Contract Services revenue less Cost of Culinary Contract Services, decreased to 9.2% in the quarter ended June 1, 2016 from 10.8% in the the quarter ended May 6, 2015. Culinary Contract Services profit margin increased to 9.2% in the quarter ended June 1, 2016 from 8.3% in the 12-week comparable period ended June 3, 2015.

	Three Quarters Ended	Three Quarters Ended	Comparable Period Ended	YTDQ3 FY2016 vs Comparable Period
($000s)	June 1, 2016	May 6, 2015	June 3, 2015	Increase/(Decrease)
	(40 weeks)	(36 weeks)	(40 weeks)	(40 weeks vs 40 weeks)
Culinary contract services sales	$12,726	$11,993	$13,058	(2.5)%
Cost of culinary contract services	11,476	10,809	11,771	(2.5)%
Culinary contract profit	$1,250	$1,184	$1,287	(2.9)%
Culinary contract profit as a percentage of Culinary contract sales	9.8%	9.9%	9.9%	(0.1)%

Culinary Contract Services revenue decreased approximately $0.3 million, or 2.5%, in the three quarters ended June 1, 2016 compared to the 40-week comparable period ended June 3, 2015. The decrease in Culinary Contract Services revenue was the result of higher sales volume locations ceasing operations over the past 12 months, replaced with locations that are smaller in nature and thus generate lower sales volumes.

Cost of Culinary Contract Services includes the food, payroll and related costs, other direct operating expenses, and corporate overhead expenses associated with generating Culinary Contract Services sales. Cost of Culinary Contract Services decreased approximately $0.3 million, or 2.5%, in the three quarters ended June 1, 2016 compared to the 40-week comparable period ended June 3, 2015, consistent with a decrease in Culinary Contract Services revenue. Culinary Contract Services profit margin, defined as Culinary Contract Services revenue less Cost of Culinary Contract Services, decreased to 9.8% in the three quarters ended June 1, 2016 from 9.9% in the 40-week comparable period ended June 3, 2015.

 Company-wide Expenses

Opening Costs

Opening costs include labor, supplies, occupancy, and other costs necessary to support the restaurant through its opening period. Opening costs were approximately $0.1 million in the quarter ended June 1, 2016 compared to approximately $0.4 million in the quarter ended May 6, 2015. Both quarters included carrying costs of locations to be developed for future restaurant openings. The approximate $0.1 million in opening costs in the quarter ended June 1, 2016 included the carrying costs for two locations where we previously operated as Cheeseburger in Paradise restaurants. The $0.4 million in opening costs in the quarter ended May 6, 2015 included the carrying costs for six locations where we previously operated as Cheeseburger in Paradise restaurants and one location that we previously operated as a Koo Koo Roo Chicken Bistro.

Opening costs were approximately $0.7 million in the three quarters ended June 1, 2016 compared to approximately $2.0 million in the three quarters ended May 6, 2015. Both three-quarter periods included carrying costs of locations to be developed for future restaurant openings. The approximate $0.7 million in opening costs in the three quarters ended June 1, 2016 included the carrying costs for five locations where we previously operated as Cheeseburger in Paradise restaurants and the opening costs for three Fuddruckers restaurants that opened in the three quarters ended June 1, 2016. The approximate $2.0 million in opening costs in the three quarters ended May 6, 2015 included the carrying costs associated with nine locations that were previously operated as Cheeseburger in Paradise restaurants, the opening costs for three Fuddruckers restaurants that opened in the three quarters ended May 6, 2015, and the opening costs associated with a Combo location that opened in the three quarters ended May 6, 2015.

Depreciation and Amortization Expense

	Quarter Ended	Quarter Ended	Comparable Period Ended	Q3FY2016 vs Comparable Period
($000s)	June 1, 2016	May 6, 2015	June 3, 2015	Increase/(Decrease)
	(12 weeks)	(12 weeks)	(12 weeks)	(12 weeks vs 12 weeks)
Depreciation and amortization	$5,304	$4,759	$4,832	9.8%
As a percentage of total sales	5.8%	5.1%	5.2%	0.6%

Depreciation and amortization expense increased by approximately $0.5 million, or 11.5%, in the quarter ended June 1, 2016 compared to the quarter ended May 6, 2015. Depreciation and amortization expense increased by approximately $0.5 million, or 9.8%, in the quarter ended June 1, 2016 compared to the 12-week comparable period ended June 3, 2015 due primarily to the addition of depreciation related to new capital expenditures for restaurant conversions and restaurant remodeling activity, the sixth Combo location opened in fiscal 2015, and information technology infrastructure investments.

	Three Quarters Ended	Three Quarters Ended	Comparable Period Ended	YTDQ3 FY2016 vs Comparable Period
($000s)	June 1, 2016	May 6, 2015	June 3, 2015	Increase/(Decrease)
	(40 weeks)	(36 weeks)	(40 weeks)	(40 weeks vs 40 weeks)
Depreciation and amortization	$17,538	$14,608	$16,261	7.9%
As a percentage of total sales	5.8%	5.4%	5.4%	0.4%

Depreciation and amortization expense increased by approximately $1.3 million, or 7.9%, in the three quarters ended June 1, 2016 compared to the 40-week comparable period ended June 3, 2015 due primarily to the addition of depreciation related to new capital expenditures for restaurant conversions and restaurant remodeling activity, the sixth Combo location opened in fiscal 2015, and information technology infrastructure investments.

Selling, General and Administrative Expenses

	Quarter Ended	Quarter Ended	Comparable Period Ended	Q3FY2016 vs Comparable Period
($000s)	June 1, 2016	May 6, 2015	June 3, 2015	Increase/(Decrease)
	(12 weeks)	(12 weeks)	(12 weeks)	(12 weeks vs 12 weeks)
General and administrative expenses	$8,146	$7,593	$7,360	10.7%
Marketing and advertising expenses	1,081	546	486	122.4%
Selling, general and administrative expenses	$9,227	$8,139	$7,846	17.6%
As a percentage of total sales	10.0%	8.6%	8.4%	1.6%

Selling, general and administrative expenses include corporate salaries and benefits-related costs, including restaurant area leaders, share-based compensation, marketing and advertising expense, professional fees, travel and recruiting expenses and other office expenses. Selling, general and administrative expenses increased approximately $1.0 million, or 13.4%, in the quarter ended June 1, 2016 compared to the quarter ended May 6, 2015. Selling, general and administrative expenses increased approximately $1.4 million, or 17.6%, in the quarter ended June 1, 2016 compared to the 12-week comparable period ended June 3, 2015. Increases in selling, general and administrative expense include (1) an approximate $0.6 million increase in marketing and advertising expense; (2) an approximate $0.5 million increase in outside professional service fees, employee moving costs, and network infrastructure costs and (3) a net increase of approximately $0.3 million in salaries and benefits expense. The approximate $0.6 million increase in marketing and advertising expenses is intended to motivate increased guest visits, increased frequency of visits, and increased overall brand awareness. This includes sponsorships and partnerships with sports teams that we believe enhance our visibility and appeal within our core markets. As a percentage of total revenue, selling, general and administrative expenses increased to 10.0% in the quarter ended June 1, 2016, compared to 8.6% in the the quarter ended May 6, 2015. As a percentage of total sales, selling, general and administrative expenses increased to 10.0% in the quarter ended June 1, 2016, compared to 8.4% in the 12-week comparable period ended June 3, 2015.

	Three Quarters Ended	Three Quarters Ended	Comparable Period Ended	YTDQ3 FY2016 vs Comparable Period
($000s)	June 1, 2016	May 6, 2015	June 3, 2015	Increase/(Decrease)
	(40 weeks)	(36 weeks)	(40 weeks)	(40 weeks vs 40 weeks)
General and administrative expenses	$27,926	$24,405	$26,922	3.7%
Marketing and advertising expenses	4,386	2,266	2,386	83.8%
Selling, general and administrative expenses	$32,312	$26,671	$29,308	10.2%
As a percentage of total sales	10.6%	9.8%	9.7%	0.9%

Selling, general and administrative expenses increased approximately $3.0 million, or 10.2%, in the three quarters ended June 1, 2016 compared to the 40-week comparable period ended June 3, 2015. Increases in selling, general and administrative expense include (1) an approximate $2.0 million increase in marketing and advertising expense; (2) an approximate $0.7 million increase in outside professional service fees, employee moving costs, and network infrastructure costs; (3) a net increase of approximately $0.1 million in salaries and benefits expense, health insurance costs and employee travel costs and (4) an approximate net increase of $0.2 million in corporate supplies and other corporate overhead costs. The $2.0 million increase in marketing and advertising expenses is intended to motivate increased guest visits, increased frequency of visits, and increased overall brand awareness. This includes sponsorships and partnerships with sports teams that we believe enhance our visibility and appeal within our core markets. As a percentage of total sales, selling, general and administrative expenses increased to 10.6% in the three quarters ended June 1, 2016, compared to 9.7% in the 40-week comparable period ended June 3, 2015.

Provision for Asset Impairments

The provision for asset impairments of approximately $0.2 million in the quarter ended June 1, 2016 related to lease termination costs.

The provision for asset impairments of approximately $0.2 million in the three quarters ended June 1, 2016 related to $38 thousand in goodwill associated with one Cheeseburger in Paradise assets and approximately $0.2 million in lease termination costs. The provision for asset impairments in the three quarters ended May 6, 2015 was approximately $0.2 million and reflected the impairment of three leased Fuddruckers locations (two of which were converted from Cheeseburger in Paradise locations) and goodwill related to one under-performing converted Cheeseburger in Paradise leasehold location.

Net (Gain) Loss on Disposition of Property and Equipment

Loss on disposition of property and equipment was $42 thousand in the quarter ended June 1, 2016 and primarily reflects normal asset retirements. The gain on disposition of property and equipment was approximately $0.6 million in the quarter ended May 6, 2015 and primarily reflects the sale of one property where we operated a cafeteria up until the time of the sale, offset by normal asset retirement activity.

Gain on disposition of property and equipment was approximately $0.8 million in the three quarters ended June 1, 2016 and primarily reflects the gain on the sale of one property that we had previously acquired for possible development and the gain on the sale of property where we operated a cafeteria up until the time of the sale offset by normal asset retirement activity. Gain on disposition of property and equipment was approximately $1.7 million in the three quarters ended May 6, 2015 related primarily to the sale of one owned property location that served as rental property and the sale of one property where we operated a cafeteria up until the time of the sale, offset by normal asset retirement activity and by a loss from franchise equipment sales.

Interest Income

Interest income was $1 thousand in the quarter ended May 6, 2015. Interest income was $3 thousand in the three quarters ended June 1, 2016 and in the three quarters ended May 6, 2015.

Interest Expense

Interest expense decreased approximately $0.1 million, or 19.5%, to approximately $0.5 million in the quarter ended June 1, 2016 compared to the quarter ended May 6, 2015. This decrease was due primarily to lower average debt balances. Interest expense increased $50 thousand, or 3.1%, to approximately $1.7 million in the three quarters ended June 1, 2016 compared to the three quarters ended May 6, 2015. This increase was due primarily to lower average debt balances offset by four additional weeks in the three quarters ended June 1, 2016 compared to the three quarters ended May 6, 2015.

Other Income, Net

Other income, net, consisted primarily of the following components: net rental property income and expenses relating to property for which we are the landlord; prepaid sales tax discounts earned through our participation in state tax prepayment programs; and oil and gas royalty income. Other income, net, in the quarter ended June 1, 2016 increased $64 thousand compared to the quarter ended May 6, 2015. Other income, net, in the quarter ended June 1, 2016 increased $68 thousand compared to the 12-week comparable period ended June 3, 2015 due primarily to (1) higher net rental income and (2) a decrease in discounts related to the volume of sales of pre-paid gift cards. Other income, net, in the three quarters ended June 1, 2016 decreased approximately $0.3 million compared to the 40-week comparable period ended June 3, 2015 due primarily to (1) an increase in discounts related to a higher volume of sales of pre-paid gift cards and (2) lower net rental income.

Taxes

For the quarter ended June 1, 2016, the income taxes related to continuing operations resulted in a tax benefit of approximately $0.6 million compared to a tax provision of approximately $0.4 million for the quarter ended May 6, 2015. For the three quarters ended June 1, 2016, the income taxes related to continuing operations resulted in a tax benefit of approximately $1.4 million compared to a tax benefit of approximately $1.3 million for the three quarters ended May 6, 2015. These tax benefits were due to the loss before taxes and discontinued operations in the three quarters ended June 1, 2016 and in the three quarters ended May 6, 2015.

Discontinued Operations

Income from discontinued operations was $13 thousand in the quarter ended June 1, 2016 compared to a loss of approximately $131 thousand in the quarter ended May 6, 2015. Income from discontinued operations of $13 thousand in the quarter ended June 1, 2016 consisted of a $25 thousand gain from the disposal of discontinued assets, offset by $9 thousand in carrying costs associated with assets related to discontinued operations and a tax provision of $3 thousand. The loss from discontinued operations of approximately $131 thousand in the quarter ended May 6, 2015 consisted of approximately $143 thousand in carrying costs associated with assets related to discontinued, a $90 thousand impairment of discontinued assets, and a $2 thousand loss on the the disposal of discontinued assets, offset by an approximate $104 thousand tax benefit.

Loss from discontinued operations was $77 thousand in the three quarters ended June 1, 2016 compared to a loss of approximately $0.3 million in the three quarters ended May 6, 2015. Loss from discontinued operations of $77 thousand in the three quarters ended June 1, 2016 consisted of approximately $156 thousand in carrying costs associated with assets related to discontinued operations offset by a $25 thousand gain from the disposal of discontinued assets and a tax benefit of $54 thousand. The loss from discontinued operations of approximately $0.3 million in the three quarters ended May 6, 2015 consisted of approximately $0.5 million in carrying costs associated with assets related to discontinued operations and an approximate $0.1 million impairment of discontinued assets, offset by an approximate $0.3 million tax benefit.

LIQUIDITY AND CAPITAL RESOURCES

Cash and Cash Equivalents

General. Our primary sources of short-term and long-term liquidity are cash flows from operations and our revolving credit facility. During the three quarters ended June 1, 2016, cash provided by operating activities was approximately $11.4 million offset by cash used in investing activities of approximately $10.0 million and cash used in financing activities of approximately $1.5 million. Cash and cash equivalents decreased approximately $0.1 million in the three quarters ended June 1, 2016 compared to approximately $1.2 million decrease in the three quarters ended May 6, 2015. We plan to continue the level of capital and repair and maintenance expenditures necessary to keep our restaurants attractive and operating efficiently.

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

The following table summarizes our cash flows from operating, investing and financing activities:

	Three Quarters Ended
	June 1, 2016	May 6, 2015
	(40 weeks)	(36 weeks)
	(In thousands)
Total cash provided by (used in):
Operating activities	$11,408	$4,161
Investing activities	(10,033)	(11,237)
Financing activities	(1,467)	5,862
Net decrease in cash and cash equivalents	$(92)	$(1,214)

Operating Activities. Cash provided by operating activities was approximately $11.4 million in the three quarters ended June 1, 2016, an approximate $7.2 million increase from the three quarters ended May 6, 2015. The $7.2 million increase in cash is due to an approximate $3.4 million increase in cash provided by by operations before changes in operating assets and liabilities plus an approximate $3.9 million decrease in cash used in changes in operating assets and liabilities for the three quarters ended June 1, 2016.

Cash generated by operating activities before changes in operating assets and liabilities was approximately $13.8 million in the three quarters ended June 1, 2016, an approximate $3.4 million increase compared to the three quarters ended May 6, 2015. The $3.4 million increase in cash provided by operating activities before changes in operating assets and liabilities was primarily due to increased store level profit from our Company-owned restaurants, partially due to four additional operating weeks in the first three quarters fiscal 2016.

Changes in operating assets and liabilities was an approximate $2.4 million use of cash in the three quarters ended June 1, 2016 and an approximate $6.3 million use of cash in the three quarters ended May 6, 2015. The $3.9 million decrease in the use of cash was due to differences in the change in asset and liability balances between the three quarters ended June 1, 2016 and the three quarters ended May 6, 2015. Increases in current asset accounts are a use of cash while decreases in current asset accounts are a source of cash. During the three quarters ended June 1, 2016, the change in trade accounts and other receivables was an approximate $1.0 million use of cash which was an approximate $0.9 million greater use of cash than in the three quarters ended May 6, 2015. The change in food and supplies inventory during the three quarters ended June 1, 2016 was an approximate $0.5 million use of cash which was an approximate $1.7 million decrease from the source of cash in the three quarters ended May 6, 2015. The change in prepaid expenses and other assets was an approximate $0.6 million use of cash during the three quarters ended June 1, 2016, which was an approximate $0.7 million decrease in the source of cash from the three quarters ended May 6, 2015.

Increase in current liability accounts are a source of cash, while decreases in current liability accounts are a use of cash. During the three quarters ended June 1, 2016, changes in the balances of accounts payable, accrued expenses and other liabilities was an approximate $0.3 million use of cash, compared to a use of cash of approximately $7.4 million during the three quarters ended May 6, 2015.

Investing Activities. We generally reinvest available cash flows from operations to develop new restaurants, enhance existing restaurants and support Culinary Contract Services. Cash used by investing activities was approximately $10.0 million in the three quarters ended June 1, 2016 and approximately $11.2 million in the three quarters ended May 6, 2015. Capital expenditures were approximately $14.4 million in the three quarters ended June 1, 2016 and approximately $16.4 million in the three quarters ended May 6, 2015. Proceeds from the disposal of assets were approximately $4.3 million in the three quarters ended June 1, 2016 and approximately $5.1 million in the three quarters ended May 6, 2015.

Financing Activities. Cash used in financing activities was approximately $1.5 million in the three quarters ended June 1, 2016 compared to an approximate $5.9 million source of cash during the three quarters ended May 6, 2015. Cash flows from financing activities was primarily the result of borrowings and repayments related to our revolving credit facility. During the three quarters ended June 1, 2016, repayments exceeded borrowings by approximately $1.5 million. During the three quarters ended May 6, 2015, borrowings exceeded repayments of the credit facility by approximately $6.0 million.

Status of Long-Term Investments and Liquidity

At June 1, 2016, we did not hold any long-term investments.

Status of Trade Accounts and Other Receivables, Net

We monitor the aging of our receivables, including Fuddruckers franchising related receivables, and record provisions for uncollectable accounts, as appropriate. Credit terms of accounts receivable associated with our Culinary Contract Services business vary from 30 to 45 days based on contract terms.

Working Capital

Current assets increased approximately $1.4 million in the three quarters ended June 1, 2016 compared to a decrease of approximately $2.1 million in the three quarters ended May 6, 2015. In the three quarters ended June 1, 2016, trade accounts and other receivables increased approximately $1.0 million, prepaid expenses increased approximately $0.5 million; partially offset by an approximate $0.1 million decrease in cash and cash equivalents. Food and supply inventory was unchanged in the three quarters ended June 1, 2016 compared to the three quarters ended May 6, 2015. In the three quarters ended May 6, 2015, cash decrease approximately $1.2 million, food and supply inventory decreased approximately $1.1 million; partially offset by increases in trade accounts and other receivables and prepaid expenses of approximately $0.1 million, respectively.

Current liabilities increased approximately $0.3 million in the three quarters ended June 1, 2016 compared to a decrease of approximately $7.7 million in the three quarters ended May 6, 2015. In the three quarters ended June 1, 2016, unredeemed gift cards increased approximately $0.9 million, salaries and incentives increased approximately $0.9 million and accrued claims and insurance increased approximately $0.2 million; partially offset by decreases in taxes other than income of approximately $1.0 million, accounts payable of approximately $0.5 million, and accrued operating expenses of approximately $0.2 million. In the three quarters ended May 6, 2015, accounts payable decreased approximately $7.1 million, salaries and incentives decreased approximately $1.1 million, taxes other than income taxes decreased approximately $0.7 million, other operating expenses decreased approximately $0.3 million and income taxes, legal and other decreased approximately $0.2 million; partially offset by increases in unredeemed gift cards of approximately $1.6 million and accrued accrued claims and insurance of approximately $0.1 million.

Capital Expenditures

Capital expenditures consist of purchases of real estate for future restaurant sites, Culinary Contract Services investments, new unit construction, purchases of new and replacement restaurant furniture and equipment, and ongoing remodeling programs. Capital expenditures for the three quarters ended June 1, 2016 were approximately $14.4 million and related to recurring maintenance of our existing units, existing restaurant remodels, improvement of our culinary contract services business and the development of future restaurant sites. We expect to be able to fund all capital expenditures in fiscal 2016 using proceeds from the sale of assets, cash flows from operations and our available credit. We expect to spend approximately $20.0 million on capital expenditures in fiscal 2016.

DEBT

Revolving Credit Facility

Pursuant to the October 2, 2015 amendment, the total aggregate amount of the lenders’ commitments was lowered to $60.0 million from $70.0 million. The following description summarizes the material terms of the revolving credit facility, as subsequently amended on March 21, 2014, November 7, 2014 and October 2, 2015, (the revolving credit facility is referred to as the “2013 Credit Facility”). The 2013 Credit Facility is governed by the credit agreement dated as of August 14, 2013 (the “2013 Credit Agreement”) among us, the lenders from time to time party thereto, Wells Fargo Bank, National Association, as Administrative Agent, and ZB, N.A. dba Amegy Bank (formerly Amegy Bank, N.A.), as Syndication Agent. The maturity date of the 2013 Credit Facility is September 1, 2017. In addition to the $60.0 million commitment under the 2013 Credit Agreement, it may be increased to a maximum commitment of $80.0 million.

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

At June 1, 2016, after applying the Lease Adjusted Leverage Ratio Limitation, the available borrowing capacity was $18.2 million.

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

The 2013 Credit Facility is secured by a perfected first priority lien on certain of our real property and all of the material personal property owned by us or any of our subsidiaries, other than certain excluded assets (as defined in the Credit Agreement). At June 1, 2016, the carrying value of the collateral securing the 2013 Credit Facility was $116.3 million.

As of June 1, 2016, we had $36.0 million in outstanding loans and $1.3 million committed under letters of credit, which were issued as security for the payment of insurance obligations and $0.4 million in capital lease commitments.

We were in compliance with the covenants contained in the 2013 Credit Agreement, as amended, as of June 1, 2016.

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

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). This update provides a comprehensive new revenue recognition model that requires a company to recognize revenue to depict the transfer of goods or services to a customer at an amount that reflects the consideration it expects to receive in exchange for those goods or services. The guidance also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts. This update is effective for annual and interim periods beginning after December 15, 2017, which will require us to adopt these provisions in the first quarter of fiscal 2019. Early application is not permitted. This update permits the use of either the retrospective or cumulative effect transition method. We are evaluating the effect this guidance will have on our consolidated financial statements and related disclosures. We are evaluating the impact on the Company’s consolidated financial statements and have not yet selected a transition method.

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

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). This update requires a lessee to recognize on the balance sheet a liability to make lease payments and a corresponding right-of-use asset. The update also requires additional disclosures about the amount, timing and uncertainty of cash flows arising from leases. This update is effective for annual and interim periods beginning after December 15, 2018, which will require us to adopt these provisions in the first quarter of fiscal 2020 using a modified retrospective approach. Early adoption is permitted. We are evaluating the impact on the Company’s consolidated financial statements and have not yet selected a transition method.

In March 2016, the FASB issued ASU 2016-09, Improvements to Employee Share-Based Payment Accounting (Topic 718). This update was issued as part of the FASB’s simplification initiative and affects all entities that issue share-based payment awards to their employees. The amendments in this update cover such areas as the recognition of excess tax benefits and deficiencies, the classification of those excess tax benefits on the statement of cash flows, an accounting policy election for forfeitures, the amount an employer can withhold to cover income taxes and still qualify for equity classification and the classification of those taxes paid on the statement of cash flows. This update is effective for annual and interim periods for fiscal years beginning after December 15, 2016, which will require us to adopt these provisions in the first quarter of fiscal 2018. Early adoption is permitted. We are evaluating the impact on the Company’s consolidated financial statements and have not yet selected a transition method.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risk from changes in interest rates affecting our variable-rate debt. As of June 1, 2016, the total amount of debt subject to interest rate fluctuations outstanding under our 2013 Credit Facility was $36.0 million. Assuming an average debt balance of $36.0 million, a 1.0% increase in prevailing interest rates would increase our annual interest expense by $0.4 million.

We are not currently using interest rate swaps to manage interest risk on our variable-rate debt.

We have exposure to various foreign currency exchange rate fluctuations for revenues generated by our operations outside of the United States, which can adversely impact our net income and cash flows. Sales to customers and royalties from franchisees outside the contiguous United States as a percentage of our total revenues was, approximately, 0.12% and 0.10% in the quarters ended June 1, 2016 and May 6, 2015, respectively, and 0.14% and 0.12% in the three quarters ended June 1, 2016 and May 6, 2015, respectively. All of this business is conducted in the local currency of the country in which the franchise operates. We do not enter into financial instruments to manage this foreign currency exchange risk.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act), as of June 1, 2016. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of June 1, 2016, our disclosure controls and procedures were effective in providing reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three quarters ended June 1, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II—OTHER INFORMATION

Item 1. Legal Proceedings

There have been no material changes to our legal proceedings as disclosed in “Legal Proceedings” in Item 3 of Part I of our Annual Report on Form 10-K for the fiscal year ended August 26, 2015.

Item 1A. Risk Factors

There have been no material changes during the three quarters ended June 1, 2016 to the Risk Factors discussed in Item1A of Part I of our Annual Report on Form 10-K for the fiscal year ended August 26, 2015.

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

LUBY’S, INC. (Registrant)

Date:	7/11/2016	By:	/s/ Christopher J. Pappas
Christopher J. Pappas
President and Chief Executive Officer
(Principal Executive Officer)

Date:	7/11/2016	By:	/s/ K. Scott Gray
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