Form 10-Q
period 2016-12-21
LUBYS INC
filed 2017-02-06
CIK 16099

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
__________________________
FORM 10-Q
__________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 21, 2016
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

As of January 26, 2017, there were 29,043,855 shares of the registrant’s common stock outstanding.

Luby’s, Inc.
Form 10-Q
Quarter ended December 21, 2016

Additional Information

We file reports with the Securities and Exchange Commission (the “SEC”), including annual reports on Form 10-K, quarterly reports on Form 10-Q, and current reports on Form 8-K. The public may read and copy any materials we file with the SEC at its Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. We are an electronic filer, and the SEC maintains an Internet site at http://www.sec.gov that contains the reports, proxy and information statements, and other information that we file electronically. Our website address is http://www.lubysinc.com. Please note that our website address is provided as an inactive textual reference only. We make available free of charge through our website our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports as soon as reasonably practicable after such material is electronically filed with or furnished to the SEC. The information provided on our website is not part of this report, and is therefore not incorporated by reference unless such information is specifically referenced elsewhere in this report.

Part I—FINANCIAL INFORMATION

Item 1. Financial Statements

Luby’s, Inc.
Consolidated Balance Sheets
(In thousands, except share data)

	December 21, 2016	August 31, 2016
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$1,413	$1,339
Trade accounts and other receivables, net	5,665	5,919
Food and supply inventories	5,036	4,596
Prepaid expenses	3,264	3,147
Assets related to discontinued operations	—	1
Deferred income taxes	419	540
Total current assets	15,797	15,542
Property held for sale	5,235	5,522
Assets related to discontinued operations	3,122	3,192
Property and equipment, net	191,957	193,218
Intangible assets, net	20,630	21,074
Goodwill	1,605	1,605
Deferred income taxes	10,396	8,738
Other assets	3,506	3,334
Total assets	$252,248	$252,225
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$16,883	$17,539
Liabilities related to discontinued operations	384	412
Current portion of credit facility debt	2,450	—
Accrued expenses and other liabilities	27,450	23,752
Total current liabilities	47,167	41,703
Credit facility debt, less current portion	36,622	37,000
Liabilities related to discontinued operations	16	17
Other liabilities	7,843	7,752
Total liabilities	91,648	86,472
Commitments and Contingencies
SHAREHOLDERS’ EQUITY
Common stock, $0.32 par value; 100,000,000 shares authorized; shares issued were 29,461,030 and 29,325,754, respectively; shares outstanding were 28,961,030 and 28,825,754, respectively	9,428	9,421
Paid-in capital	30,774	30,348
Retained earnings	125,173	130,759
Less cost of treasury stock, 500,000 shares	(4,775)	(4,775)
Total shareholders’ equity	160,600	165,753
Total liabilities and shareholders’ equity	$252,248	$252,225

The accompanying notes are an integral part of these Consolidated Financial Statements.

Luby’s, Inc.
Consolidated Statements of Operations (unaudited)
(In thousands, except per share data)

	Quarter Ended
	December 21, 2016	December 16, 2015
	(16 weeks)	(16 weeks)
SALES:
Restaurant sales	$108,082	$113,546
Culinary contract services	4,297	4,915
Franchise revenue	1,871	2,125
Vending revenue	159	158
TOTAL SALES	114,409	120,744
COSTS AND EXPENSES:
Cost of food	30,850	32,434
Payroll and related costs	38,673	39,424
Other operating expenses	19,648	18,421
Occupancy costs	6,475	6,642
Opening costs	165	397
Cost of culinary contract services	3,811	4,422
Cost of franchise operations	580	612
Depreciation and amortization	6,550	7,014
Selling, general and administrative expenses	13,759	13,243
Provision for asset impairments	287	—
Net loss (gain) on disposition of property and equipment	85	(279)
Total costs and expenses	120,883	122,330
LOSS FROM OPERATIONS	(6,474)	(1,586)
Interest income	1	1
Interest expense	(602)	(696)
Other income (expense), net	103	(118)
Loss before income taxes and discontinued operations	(6,972)	(2,399)
Benefit for income taxes	(1,458)	(660)
Loss from continuing operations	(5,514)	(1,739)
Loss from discontinued operations, net of income taxes	(72)	(72)
NET LOSS	$(5,586)	$(1,811)
Loss per share from continuing operations:
Basic	$(0.19)	$(0.06)
Assuming dilution	$(0.19)	$(0.06)
Loss per share from discontinued operations:
Basic	$(0.00)	$(0.00)
Assuming dilution	$(0.00)	$(0.00)
Net loss per share:
Basic	$(0.19)	$(0.06)
Assuming dilution	$(0.19)	$(0.06)
Weighted average shares outstanding:
Basic	29,339	29,133
Assuming dilution	29,339	29,133

The accompanying notes are an integral part of these Consolidated Financial Statements.

Luby’s, Inc.
Consolidated Statement of Shareholders’ Equity (unaudited)
(In thousands)

	Common Stock						Total
	Issued		Treasury		Paid-In	Retained	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Earnings	Equity
Balance at August 31, 2016	29,440	$9,421	(500)	$(4,775)	$30,348	$130,759	$165,753
Net loss	—	—	—	—	—	(5,586)	(5,586)
Share-based compensation expense	21	7	—	—	426	—	433
Balance at December 21, 2016	29,461	$9,428	(500)	$(4,775)	$30,774	$125,173	$160,600

The accompanying notes are an integral part of these Consolidated Financial Statements.

Luby’s, Inc.
Consolidated Statements of Cash Flows (unaudited)
(In thousands)

	Quarter Ended
	December 21, 2016	December 16, 2015
	(16 weeks)	(16 weeks)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(5,586)	$(1,811)
Adjustments to reconcile net loss to net cash provided by operating activities:
Provision for asset impairments and net (gains) on property sales	372	(279)
Depreciation and amortization	6,550	7,021
Amortization of debt issuance cost	67	148
Share-based compensation expense	433	520
Deferred tax benefit	(1,466)	(927)
Cash provided by operating activities before changes in operating assets and liabilities	370	4,672
Changes in operating assets and liabilities:
Decrease in trade accounts and other receivables	254	226
Increase in food and supply inventories	(440)	(968)
Decrease (Increase) in prepaid expenses and other assets	(59)	364
Increase in accounts payable, accrued expenses and other liabilities	3,116	2,049
Net cash provided by operating activities	3,241	6,343
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from disposal of assets and property held for sale	38	1,916
Decrease in notes receivable	—	17
Purchases of property and equipment	(4,980)	(5,729)
Net cash used in investing activities	(4,942)	(3,796)
CASH FLOWS FROM FINANCING ACTIVITIES:
Credit facility borrowings	45,700	27,000
Credit facility repayments	(78,300)	(29,500)
Proceeds from term loan	35,000	—
Debt issuance costs	(625)	(42)
Proceeds received on the exercise of employee stock options	—	75
Net cash provided by (used in) financing activities	1,775	(2,467)
Net increase in cash and cash equivalents	74	80
Cash and cash equivalents at beginning of period	1,339	1,501
Cash and cash equivalents at end of period	$1,413	$1,581
Cash paid for:
Income taxes	$—	$—
Interest	478	520

The accompanying notes are an integral part of these Consolidated Financial Statements.

Luby’s, Inc.
Notes to Consolidated Financial Statements (unaudited)

Note 1. Basis of Presentation

The accompanying unaudited Consolidated Financial Statements of Luby’s, Inc. (the “Company” or “Luby’s”) have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements that are prepared for the Company’s Annual Report on Form 10-K. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the quarter ended December 21, 2016 are not necessarily indicative of the results that may be expected for the fiscal year ending August 30, 2017.

The Consolidated Balance Sheet dated August 31, 2016, included in this Quarterly Report on Form 10-Q (this “Form 10-Q”), has been derived from the audited Consolidated Financial Statements as of that date. However, this Form 10-Q does not include all of the information and footnotes required by GAAP for audited, year-end financial statements. Therefore, these financial statements should be read in conjunction with the audited Consolidated Financial Statements and footnotes included in the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2016.

Recently Adopted Accounting Pronouncements
In April 2015, the FASB issued ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs. This update requires that debt issuance costs be presented in the balance sheet as a direct deduction from the associated debt liability. Debt issuance costs related to the Company's new 2016 Credit Agreement (defined hereafter) amounted to $0.6 million. The portion of the debt issuance costs associated with the Term Loan (defined hereafter) are setup as a direct deduction from the long-term debt liability. The adoption of this update did not have a material impact on our consolidated financial statements. See Item 2. Management's Discussion and Analysis in this Form-10Q for more discussion on debt issuance cost.
New Accounting Pronouncements - "to be Adopted"

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). This update provides a comprehensive new revenue recognition model that requires a company to recognize revenue to depict the transfer of goods or services to a customer at an amount that reflects the consideration it expects to receive in exchange for those goods or services. The guidance also requires additional disclosure about the nature, amount, timing, and uncertainty of revenue and cash flows arising from customer contracts. This update is effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period, which will require us to adopt these provisions in the first quarter of fiscal 2019. Early application is not permitted. This update permits the use of either the retrospective or cumulative effect transition method. Further, in March 2016, the FASB issued ASU No. 2016–08, “Revenue from Contracts with Customers: Principal versus Agent Considerations (Reporting Revenue Gross versus Net),” which clarifies the guidance in ASU No. 2014–09 for evaluating when another party, along with the entity, is involved in providing a good or service to a customer. In April 2016, the FASB issued ASU No. 2016–10, “Revenue from Contracts with Customers: Identifying Performance Obligations and Licensing,” which clarifies the guidance in ASU No. 2014–09 regarding assessing whether promises to transfer goods or services are distinct, and whether an entity's promise to grant a license provides a customer with a right to use or right to access the entity's intellectual property. The Company plans to adopt the standard in the first quarter of fiscal 2019, which is the first fiscal quarter of the annual reporting period beginning after December 15, 2017. We have not yet decided on a method of transition upon adoption. The Company expects the pronouncement may impact the recognition of the initial franchise fee, which is currently recognized upon the opening of a franchise restaurant. We are further evaluating the effect this guidance will have on our consolidated financial statements and related disclosures.

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
In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). This update requires a lessee to recognize on the balance sheet a liability to make lease payments and a corresponding right-of-use asset. The update also requires additional disclosures about the amount, timing and uncertainty of cash flows arising from leases. This update is effective for annual and interim periods beginning after December 15, 2018, which will require us to adopt these provisions in the first quarter of fiscal 2020. This standard requires adoption based upon a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with optional practical expedients. Based on a preliminary assessment, the Company expects that most of its operating lease commitments will be subject to the new guidance and recognized as operating lease liabilities and right–of-use assets upon adoption, resulting in a significant increase in the assets and liabilities on our consolidated balance sheet. The Company is continuing its assessment, which may identify additional impacts this standard will have on its consolidated financial statements and related disclosures.

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

In March 2016, the FASB issued ASU No. 2016–04, “Liabilities – Extinguishment of Liabilities: Recognition of Breakage for Certain Prepaid Stored–Value Products,” which is intended to eliminate current and future diversity in practice related to derecognition of prepaid stored–value product liability in a way that aligns with the new revenue recognition guidance. The update is effective for fiscal years beginning after December 15, 2017; however, early application is permitted. We are are evaluating the impact on the Company's consolidated financial statements and do not expect the adoption to have a material impact on our consolidated financial statements.
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
Subsequent Events
On February 2, 2017, the Company and its lenders entered into a First Amendment (the "Amendment") to the 2016 Credit Agreement dated. The Amendment clarified the definition of Growth Capital Expenditures. We were in compliance with the financial covenants contained in the 2016 Credit Agreement as of the balance sheet dated December 21, 2016 and as of the Form 10–Q filing date. Management has assessed the likelihood of an event of default within the next twelve months and determined that it is possible but not probable that certain leverage and fixed charge ratios will exceed the maximum permitted under our 2016 Credit Agreement.

Note 2. Accounting Periods

The Company’s fiscal year ends on the last Wednesday in August. Accordingly, each fiscal year normally consists of 13 four-week periods, or accounting periods, accounting for 364 days in the aggregate. However, every fifth or sixth year, we have a fiscal year that consists of 53 weeks, accounting for 371 days in the aggregate; fiscal year 2016 was such a year. The first fiscal quarter consists of four four-week periods, or 16 weeks, and the remaining three quarters typically includes three four-week periods, or 12 weeks, in length. The fourth fiscal quarter includes 13 weeks in certain fiscal years to adjust for our standard 52 week, or 364 day, fiscal year compared to the 365 day calendar year.

Note 3. Reportable Segments

The Company has three reportable segments: Company-owned restaurants, Culinary Contract Services (“CCS”), and Franchise Operations.

Company-owned restaurants

Company-owned restaurants consists of several brands which are aggregated into one reportable segment because the nature of the products and services, the production processes, the customers, the methods used to distribute the products and services, the nature of the regulatory environment, and store level profit margin are similar. The chief operating decision maker analyzes Company-owned restaurants at store level profit which is revenue less cost of food, payroll and related costs, other operating expenses, and occupancy costs. The primary brands are Luby’s Cafeterias, Fuddruckers, and Cheeseburger in Paradise, with a non-core restaurant location operating under the brand name Bob Luby’s Seafood Grill. All company-owned restaurants are casual dining restaurants. Each restaurant is an operating segment because operating results and cash flow can be determined for each restaurant.

The total number of Company-owned restaurants was 173 at December 21, 2016 and 175 at August 31, 2016.

Culinary Contract Services

CCS, branded as Luby’s Culinary Contract Services, consists of a business line servicing healthcare, corporate dining clients, and, as of December 2016, retail grocery. The healthcare accounts are full service and typically include in-room delivery, catering, vending, coffee service, and retail dining. CCS has contracts with long-term acute care hospitals, acute care medical centers, ambulatory surgical centers, behavioral hospitals, and business and industry clients. CCS has the unique ability to deliver quality services that include facility design and procurement as well as nutrition and branded food services to our clients. The cost of Culinary Contract Services on the Consolidated Statements of Operations include all food, payroll and related costs, and other operating expenses related to CCS sales.

The total number of CCS locations was 23 at December 21, 2016 and 24 at August 31, 2016.

In December 2016, CCS began selling Luby's Famous Macaroni & Cheese in the freezer section of H-E-B Grocery Stores, a Texas-born retail grocery store chain. H-E-B stores now stock the family-sized versions (approximately five servings) of Luby's classic cheese and jalapeño cheddar macaroni and cheese varieties.

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

Franchisees bear all direct costs involved in the development, construction, and operation of their restaurants. In exchange for a franchise fee, the Company provides franchise assistance in the following areas: site selection, prototypical architectural plans, interior and exterior design and layout, training, marketing and sales techniques, assistance by a Fuddruckers “opening team” at the time a franchised restaurant opens, and operations, and accounting guidelines set forth in various policies and procedures manuals.

All franchisees are required to operate their restaurants in accordance with Fuddruckers’ standards and specifications, including controls over menu items, food quality, and preparation. The Company requires the successful completion of its training program by a minimum of three managers for each franchised restaurant. In addition, franchised restaurants are evaluated regularly by the Company for compliance with franchise agreements, including standards and specifications through the use of periodic, unannounced, on-site inspections, and standard evaluation reports.

The number of franchised restaurants was 113 at December 21, 2016 and 113 at August 31, 2016.

Licensee

In November 1997, a prior owner of the Fuddruckers – World’s Greatest Hamburgers ® brand granted to a licensee the exclusive right to use the Fuddruckers proprietary marks, trade dress and system to develop Fuddruckers restaurants in a territory consisting of certain countries in Africa, the Middle East and parts of Asia. As of January 2017, this licensee operated 34 restaurants that are licensed to use the Fuddruckers Proprietary Marks in Saudi Arabia, Egypt, Lebanon, United Arab Emirates, Qatar, Jordan, Bahrain, Kuwait, Morocco, and Malaysia. The Company does not receive revenue or royalties from these restaurants.

The table on the following page shows segment financial information. The table also lists total assets for each reportable segment. Corporate assets include cash and cash equivalents, property and equipment, assets related to discontinued operations, property held for sale, deferred tax assets, and prepaid expenses.

	Quarter Ended
	December 21, 2016	December 16, 2015
	(16 weeks)	(16 weeks)
	(In thousands)
Sales:
Company-owned restaurants (1)	$108,241	$113,704
Culinary contract services	4,297	4,915
Franchise operations	1,871	2,125
Total	$114,409	$120,744
Segment level profit:
Company-owned restaurants	$12,595	$16,783
Culinary contract services	486	493
Franchise operations	1,291	1,513
Total	$14,372	$18,789
Depreciation and amortization:
Company-owned restaurants	$5,454	$5,809
Culinary contract services	22	37
Franchise operations	237	256
Corporate	837	912
Total	$6,550	$7,014
Capital expenditures:
Company-owned restaurants	$4,550	$5,494
Culinary contract services	—	—
Franchise operations	—	—
Corporate	430	235
Total	$4,980	$5,729

Loss before income taxes and discontinued operations:
Segment level profit	$14,372	$18,789
Opening costs	(165)	(397)
Depreciation and amortization	(6,550)	(7,014)
Selling, general and administrative expenses	(13,759)	(13,243)
Provision for asset impairments	(287)	—
Net (loss) gain on disposition of property and equipment	(85)	279
Interest income	1	1
Interest expense	(602)	(696)
Other income (expense), net	103	(118)
Loss before income taxes and discontinued operations	$(6,972)	$(2,399)

	December 21, 2016	August 31, 2016
Total assets:
Company-owned restaurants(2)	$208,582	$211,182
Culinary contract services	3,092	3,390
Franchise operations(3)	11,860	12,266
Corporate	28,714	25,387
Total	$252,248	$252,225

(1)	Includes vending revenue of $159 thousand and $158 thousand for the quarters ended December 21, 2016 and December 16, 2015, respectively.

(2)	Company-owned restaurants segment includes $9.6 million of Fuddruckers trade name, Cheeseburger in Paradise liquor licenses, and Jimmy Buffett intangibles.

(3)	Franchise operations segment includes approximately $11.2 million in royalty intangibles.

Note 4. Derivative Financial Instruments

The Company enters into derivative instruments, from time to time, to manage its exposure to changes in interest rates on a percentage of its long-term variable rate debt. On December 14, 2016, the Company entered into an interest rate swap, pay fixed - receive floating, with a constant notional amount of $17.5 million. The fixed swap rate we pay is 1.965%, plus an applicable margin. The variable rate we receive is one-month LIBOR, plus an applicable margin. The term of the interest rate swap is 5 years. The Company does not apply hedge accounting treatment to this derivative, therefore, changes in fair value of the instrument are recognized in Other income (expense), net.

The Company does not hold or use derivative instruments for trading purposes.

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

 Recurring fair value measurements related to liabilities are presented below:

		Fair Value Measurement Using
	Quarter Ended December 21, 2016	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Valuation Method
Recurring Fair Value - Liabilities		(In thousands)
Continuing Operations:
TSR Performance Based Incentive Plan(1)	$1,129	$—	$1,129	$—	Monte Carlo Simulation
Derivative - Interest Rate Swap	91	—	91	—	Discounted Cash Flow
Total liabilities at Fair Value	$1,220	$—	$1,220	$—
(1) The fair value of the Company's 2015, 2016, and 2017 Performance Based Incentive Plan liabilities were approximately $491 thousand, $526 thousand, and $112 thousand, respectively. See Note 11 to the Company's consolidated financial statements in this Form 10-Q for further discussion of Performance Based Incentive Plan.

		Fair Value Measurement Using
	Quarter Ended December 16, 2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Valuation Method
Recurring Fair Value - Liabilities		(In thousands)
Continuing Operations:
TSR Performance Based Incentive Plan	$182	$—	$182	$—	Monte Carlo Simulation

Non-recurring fair value measurements related to impaired property and equipment consisted of the following:

		Fair Value Measurement Using
	Quarter Ended December 21, 2016	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Impairments
Nonrecurring Fair Value Measurements		(In thousands)
Continuing Operations
Property held for sale(1)	$3,330	$—	$—	$3,330	$(287)
(1) In accordance with Subtopic 360-10, long-lived assets held for sale with a carrying value of approximately $3.6 million were written down to their fair value, less costs to sell, of approximately $3.3 million, resulting in an impairment charge of approximately $0.3 million, which was included in Provision for asset impairments in the quarter ended December 21, 2016. No impairments were recorded in the quarter ended December 16, 2015.

Note 6. Income Taxes

No cash payments of estimated federal income taxes were made during the quarter ended December 21, 2016.

Deferred tax assets and liabilities are recorded based on differences between the financial reporting basis and the tax basis of assets and liabilities using currently enacted rates and laws that will be in effect when the differences are expected to reverse. Deferred tax assets are recognized to the extent future taxable income is expected to be sufficient to utilize those assets prior to their expiration. If current available information and projected future results raises doubt about the realization of the deferred tax assets, a valuation allowance is necessary. Management established a $6.9 million valuation allowance in the prior year for its deferred tax assets considered more likely than not to expire before being realized. In evaluating our ability to recover our deferred tax assets as of December 21, 2016, we considered available positive and negative evidence, including scheduled reversals of deferred tax liabilities, tax–planning strategies, projected future taxable income, and results of recent operations. Management determined that for the quarter ended December 21, 2016 an increase in the valuation allowance of approximately $1.1 million was necessary. This increase to the valuation allowance was included in the net tax benefit from continuing operations of $1.5 million in the quarter ended December 21, 2016. This compares to a tax benefit from continuing operations of $0.7 million in the quarter ended December 16, 2015.

The effective tax rate, (ETR), from continuing operations was 20.9% and 27.9% for the quarters ended December 21, 2016 and December 16, 2015, respectively. The ETR for the quarter ended December 21, 2016 differs from the federal statutory rate of 34% due to the federal jobs credits, state income taxes and other discrete items.

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

Note 7. Property and Equipment, Intangible Assets and Goodwill

The costs, net of impairment, and accumulated depreciation of property and equipment at December 21, 2016 and August 31, 2016, together with the related estimated useful lives used in computing depreciation and amortization, were as follows:

	December 21, 2016	August 31, 2016	Estimated Useful Lives (years)
	(In thousands)
Land	$61,940	$61,940		—
Restaurant equipment and furnishings	78,048	75,764	3	to	15
Buildings	158,128	157,006	20	to	33
Leasehold and leasehold improvements	26,845	25,973	Lesser of lease term or estimated useful life
Office furniture and equipment	3,536	3,277	3	to	10
Construction in progress	211	145		—
	328,708	324,105
Less accumulated depreciation and amortization	(136,751)	(130,887)
Property and equipment, net	$191,957	$193,218
Intangible assets, net	$20,630	$21,074	15	to	21

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

Intangible assets, net, also includes the license agreement and trade name related to Cheeseburger in Paradise and the value of the acquired licenses and permits allowing the sales of beverages with alcohol. These assets have an expected useful life of 15 years from the date of acquisition, December 6, 2012.

The aggregate amortization expense related to intangible assets subject to amortization was approximately $0.4 million for the quarter ended December 21, 2016 and approximately $0.5 million for the quarter ended December 16, 2015. The aggregate amortization expense related to intangible assets subject to amortization is expected to be approximately $1.4 million in each of the next five successive fiscal years.

The following table presents intangible assets as of December 21, 2016 and August 31, 2016:

	December 21, 2016			August 31, 2016
	(In thousands)			(In thousands)
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible Assets Subject to Amortization:

Fuddruckers trade name and franchise agreements	$29,486	$(8,969)	$20,517	$29,486	$(8,535)	$20,951

Cheeseburger in Paradise trade name and license agreements	$421	$(308)	$113	$421	$(298)	$123

Intangible assets, net	$29,907	$(9,277)	$20,630	$29,907	$(8,833)	$21,074

In fiscal 2010, the Company recorded an intangible asset for goodwill in the amount of approximately $0.2 million related to the acquisition of substantially all of the assets of Fuddruckers. The Company also recorded, in fiscal 2013, an intangible asset for goodwill in the amount of approximately $2.0 million related to the acquisition of Cheeseburger in Paradise. Goodwill is considered to have an indefinite useful life and is not amortized. Management performs its formal annual assessment as of the second quarter each fiscal year. The individual restaurant level is the level at which goodwill is assessed for impairment under ASC 350. In accordance with our understanding of ASC 350, we have allocated the goodwill value to each reporting unit in proportion to each location’s fair value at the date of acquisition. The result of these second quarter fiscal 2016, 2015, and 2014 assessments was impairment of goodwill of $38 thousand, $38 thousand, and $0.5 million, respectively. The Company will formally perform additional assessments on an interim basis if an event occurs or circumstances exist that indicate that it is more likely than not that a goodwill impairment exists. As of December 21, 2016, of the 23 locations that were acquired, eight locations remain operating as Cheeseburger in Paradise restaurants and of the restaurants closed for conversion to Fuddruckers six locations remain operating as a Fuddruckers restaurant. Three locations were removed due to the option to extend the leases was not exercised, two locations were subleased to franchisees, and the remaining four closed and held for future use.

Goodwill, net of accumulated impairments of approximately $0.6 million, was approximately $1.6 million as of December 21, 2016 and as of August 31, 2016, and relates to our Company-owned restaurants reportable segment.

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

The Company recognized the following impairment charges to income from operations:

	Quarter Ended
	December 21, 2016	December 16, 2015
	(16 weeks)	(16 weeks)
	(In thousands, except per share data)
Provision for asset impairments	$287	$—
Net loss (gain) on disposition of property and equipment	85	(279)

	$372	$(279)
Effect on EPS:
Basic	$(0.01)	$0.01
Assuming dilution	$(0.01)	$0.01

The approximate $0.3 million impairment charge for the quarter ended December 21, 2016 is related to properties held for sale written down to their fair value.

There was no impairment charge for the quarter ended December 16, 2015.

The approximate $0.1 million net loss for the quarter ended December 21, 2016 is related to the sale of property and equipment.

The approximate $0.3 million net gain for the quarter ended December 16, 2015 is primarily related to the sale of one property.

Discontinued Operations

On March 21, 2014, the Board of Directors of the Company (the "Board) approved a plan focused on improving cash flow from the acquired Cheeseburger in Paradise leasehold locations. This underperforming Cheeseburger in Paradise leasehold disposal plan called for certain Cheeseburger in Paradise restaurants closure or conversion to Fuddruckers restaurants. As of December 21, 2016, no locations were classified as discontinued operations in this plan.

As a result of the first quarter fiscal 2010 adoption of the Company’s Cash Flow Improvement and Capital Redeployment Plan, the Company reclassified 24 Luby’s Cafeterias to discontinued operations. As of December 21, 2016, one location remains held for sale.

The following table sets forth the assets and liabilities for all discontinued operations:

	December 21, 2016	August 31, 2016
	(In thousands)
Prepaid expenses	$—	$1
Assets related to discontinued operations—current	$—	$1
Property and equipment	$1,872	$1,872
Other assets	1,250	1,320
Assets related to discontinued operations—non-current	$3,122	$3,192
Deferred income taxes	$361	$361
Accrued expenses and other liabilities	23	51
Liabilities related to discontinued operations—current	$384	$412
Other liabilities	$16	$17
Liabilities related to discontinued operations—non-current	$16	$17

As of December 21, 2016, under both closure plans, the Company had one property classified as discontinued operations. The asset carrying value of the owned property was approximately $1.9 million and is included in assets related to discontinued operations. The Company is actively marketing this property for sale. The asset carrying values of the ground leases were previously impaired to zero.

The following table sets forth the sales and pretax losses reported from discontinued operations:

	Quarter Ended
	December 21, 2016	December 16, 2015
	(16 weeks)	(16 weeks)
	(In thousands, except discontinued locations)
Sales	$—	$—

Pretax loss	(7)	(118)
Income tax benefit (expense) from discontinued operations	(65)	46
Loss from discontinued operations, net of income taxes	$(72)	$(72)
Discontinued locations closed during the period	—	—

The following table summarizes discontinued operations for the first quarters of fiscal 2017 and 2016:

	Quarter Ended
	December 21, 2016	December 16, 2015
	(16 weeks)	(16 weeks)
	(In thousands, except per share data)
Discontinued operating loss	$(7)	$(118)
Impairments	—	—
Net gains (losses)	—	—
Pretax loss	$(7)	$(118)
Income tax benefit (expense) from discontinued operations	(65)	46
Loss from discontinued operations, net of income taxes	$(72)	$(72)
Effect on EPS from discontinued operations—basic	$(0.00)	$(0.00)

Impairment charges included above relate to properties closed and designated for disposal as a result of our two closure plans during fiscal 2010 and 2014.

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

Property held for sale includes unimproved land, closed restaurant properties, and related equipment for locations not classified as discontinued operations. The specific assets are valued at the lower of net depreciable value or net realizable value.

At December 21, 2016, the Company had five owned properties recorded at approximately $5.2 million in property held for sale.

At August 31, 2016, the Company had five owned properties recorded at approximately $5.5 million in property held for sale.

The Company is actively marketing the locations currently classified as property held for sale.

Note 9. Commitments and Contingencies

Off-Balance Sheet Arrangements

The Company has no off-balance sheet arrangements, except for operating leases.

Pending Claims

From time to time, the Company is subject to various private lawsuits, administrative proceedings, and claims that arise in the ordinary course of its business. A number of these lawsuits, proceedings, and claims may exist at any given time. These matters typically involve claims from guests, employees, and others related to issues common to the restaurant industry. The Company currently believes that the final disposition of these types of lawsuits, proceedings, and claims will not have a material adverse effect on the Company’s financial position, results of operations, or liquidity. It is possible, however, that the Company’s future results of operations for a particular fiscal quarter or fiscal year could be impacted by changes in circumstances relating to lawsuits, proceedings, or claims.

Construction Activity

From time to time, the Company enters into non-cancelable contracts for the construction of its new restaurants. This construction activity exposes the Company to the risks inherent in this industry, including but not limited to rising material prices, labor shortages, delays in getting required permits and inspections, adverse weather conditions, and injuries sustained by workers, and contract termination expenses. The Company had two such non-cancelable contracts with an approximate $0.7 million commitment remaining as of December 21, 2016.

Cheeseburger in Paradise, Royalty Commitment

The license agreement and trade name relates to a perpetual license to use intangible assets including trademarks, service marks and publicity rights related to Cheeseburger in Paradise owned by Jimmy Buffett and affiliated entities. In return, the Company pays a royalty fee of 2.5% of gross sales, less discounts, at the Company's operating Cheeseburger in Paradise locations to an entity owned or controlled by Jimmy Buffett. The trade name represents a respected brand with positive customer loyalty, and the Company intends to cultivate and protect the use of the trade name.

Note 10. Related Parties

Affiliate Services

Christopher J. Pappas, the Company’s Chief Executive Officer, and Harris J. Pappas, director and former Chief Operating Officer of the Company, own two restaurant entities (the “Pappas entities”) that from time to time may provide services to the Company and its subsidiaries, as detailed in the Amended and Restated Master Sales Agreement dated May 28, 2015 among the Company and the Pappas entities.

Under the terms of the Amended and Restated Master Sales Agreement, the Pappas entities may provide specialized (customized) equipment fabrication and basic equipment maintenance, including stainless steel stoves, shelving, rolling carts, and chef tables. There were no costs incurred under the Amended and Restated Master Sales Agreement of custom-fabricated and refurbished equipment in the quarters ended December 21, 2016 and December 16, 2015. Services provided under this agreement are subject to review and approval by the Finance and Audit Committee of the Board.

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

On November 22, 2006, the Company executed a new lease agreement with respect to this shopping center. Effective upon the Company’s relocation and occupancy into the new space in July 2008, the new lease agreement provides for a primary term of approximately 12 years with two subsequent five-year options and gives the landlord an option to buy out the tenant on or after the calendar year 2015 by paying the then unamortized cost of improvements to the tenant. The Company is currently obligated to pay rent of $22.00 per square foot plus maintenance, taxes, and insurance during the remaining primary term of the lease. Thereafter, the lease provides for increases in rent at set intervals. The Company made payments of $103 thousand and $103 thousand in the quarters ended December 21, 2016 and December 16, 2015, respectively. The new lease agreement was approved by the Finance and Audit Committee.

In the third quarter of fiscal 2014, on March 12, 2014, the Company executed a new lease agreement for one of the Company's Houston Fuddruckers locations with Pappas Restaurants, Inc. The lease provides for a primary term of approximately six years with two subsequent five-year options. Pursuant to the new ground lease agreement, the Company is currently obligated to pay $27.56 per square foot plus maintenance, taxes, and insurance from March 12, 2014 until November 30, 2016. Thereafter, the new ground lease agreement provides for increases in rent at set intervals. The Company made payments of $41 thousand and $40 thousand in the quarters ended December 21, 2016 and December 16, 2015, respectively.

	Quarter Ended
	December 21, 2016	December 16, 2015
	(16 weeks)	(16 weeks)
	(In thousands, except percentages)
Affiliated costs incurred:
General and administrative expenses—professional and other costs	$—	$—
Capital expenditures	—	—
Other operating expenses, occupancy costs and opening costs, including property leases	144	143
Total	$144	$143
Relative total Company costs:
Selling, general and administrative expenses	$13,759	$13,243
Capital expenditures	4,980	5,729
Other operating expenses, occupancy costs and opening costs	26,288	25,460
Total	$45,027	$44,432
Affiliated costs incurred as a percentage of relative total Company costs	0.32%	0.32%

Board of Directors

Christopher J. Pappas is a member of the Advisory Board of Amegy Bank, a Division of ZB, N.A. (formerly, Amegy Bank, N.A.), which was a lender and syndication agent under the 2013 Credit Facility (as defined herein).

Key Management Personnel

The Company entered into a new employment agreement with Christopher Pappas on January 24, 2014. The employment agreement was amended on February 4, 2016, to extend the termination date thereof to August 31, 2017. Mr. Pappas continues to devote his primary time and business efforts to the Company while maintaining his role at Pappas Restaurants, Inc.

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

Note 11. Share-Based Compensation

We have two active share based stock plans, the Luby's Incentive Stock Plan, as amended and restated effective December 5, 2015 (the "Employee Stock Plan") and the Nonemployee Director Stock Plan. Both plans authorize the granting of stock options, restricted stock, and other types of awards consistent with the purpose of the plans.

Of the 1.1 million shares approved for issuance under the Nonemployee Director Stock Plan, 1.0 million options, restricted stock units and restricted stock awards were granted, and 0.1 million options were cancelled or expired and added back into the plan, since the plan’s inception. Approximately 0.2 million shares remain available for future issuance as of December 21, 2016. Compensation cost for share-based payment arrangements under the Nonemployee Director Stock Plan, recognized in selling, general and administrative expenses for the quarters ended December 21, 2016 and December 16, 2015 were approximately $192 thousand and $197 thousand, respectively.

Of the aggregate 4.1 million shares approved for issuance under the Employee Stock Plan (which amount includes shares authorized under the original plan and shares authorized pursuant to the amended and restated plan effective as of December 5, 2015), 6.1 million options and restricted stock units were granted, and 3.5 million options and restricted stock units were cancelled or expired and added back into the plan, since the plan’s inception in 2005. Approximately 1.5 million shares remain available for future issuance as of December 21, 2016. Compensation cost for share-based payment arrangements under the Employee Stock Plan, recognized in selling, general and administrative expenses for the quarters ended December 21, 2016 and December 16, 2015 were approximately $241 thousand and $455 thousand, respectively. Included in the quarter ended December 16, 2015, share based compensation cost was approximately $252 thousand, which represented accelerated share-based compensation expense as a result of the cancellation of 312,663 stock options.

The Company previously approved a Total Shareholder Return ("TSR") Performance Based Incentive Plan which provides for a right to receive an unspecified number of shares of common stock under the Employee Stock Plan based on the total shareholder return ranking compared to a selection of peer companies over a three-year cycle, for each plan year. The award value varies from 0% to 200% of a base amount, as a result of the Company’s TSR performance in comparison to its peers over the measurement period. The number of shares at the end of the three-year period will be determined as the award value divided by the closing stock price on the last day of each fiscal year accordingly. Since the plan provides for an undeterminable number of awards, the plan is accounted for as a liability based plan. As of December 21, 2016, the estimated fair value of the performance awards liability for 2015, 2016 and 2017 plan years was $491 thousand, $526 thousand, and $112 thousand, respectively. The estimated liability has been determined based on a Monte Carlo simulation model. Based on this estimate, management accrues expense ratably over the three-year service periods. A valuation estimate of the future liability associated with each fiscal year's performance award plan will be performed periodically with adjustments made to the outstanding liability at each reporting period, as appropriate. For the quarters ended December 21, 2016 and December 16, 2015, the Company has recorded $336 thousand and $74 thousand, respectively, in non-cash compensation expense in selling, general and administrative expenses related to its TSR Performance Based Incentive Plans.

Stock Options

Stock options granted under either the Employee Stock Plan or the Nonemployee Director Stock Plan have exercise prices equal to the market price of the Company’s common stock at the date of the grant.

Option awards under the Nonemployee Director Stock Plan generally vest 100% on the first anniversary of the grant date and expire ten years from the grant date. No options were granted under the Nonemployee Director Stock Plan in the quarter ended December 21, 2016. No options to purchase shares were outstanding under this plan as of December 21, 2016.

Options granted under the Employee Stock Plan generally vest 50% on the first anniversary date of the grant date, 25% on the second anniversary of the grant date and 25% on the third anniversary of the grant date, with all options expiring ten years from the grant date. All options granted in the quarter ended December 21, 2016 were granted under the Employee Stock Plan. Options to purchase 1,427,418 shares at option prices of $3.44 to $11.10 per share remain outstanding as of December 21, 2016.

A summary of the Company’s stock option activity for the quarter ended December 21, 2016 is presented in the following table:

	Shares Under Fixed Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
		(Per share)	(In years)	(In thousands)
Outstanding at August 31, 2016	1,169,238	$4.76	6.6	$178
Granted	295,869	4.26	—	—
Exercised	—	—	—	—
Cancelled	—	—	—	—
Forfeited/Expired	(37,689)	5.39	—	—
Outstanding at December 21, 2016	1,427,418	$4.64	7.2	$163
Exercisable at December 21, 2016	771,935	$4.78	5.6	$142

The intrinsic value for stock options is defined as the difference between the current market value, or closing price on December 21, 2016, and the grant price on the measurement dates in the table above.

Restricted Stock Units

Grants of restricted stock units consist of the Company’s common stock and generally vest after three years. All restricted stock units are cliff-vested. Restricted stock units are valued at the closing market price of the Company’s common stock at the date of grant.

A summary of the Company’s restricted stock unit activity during the quarter ended December 21, 2016 is presented in the following table:

	Restricted Stock Units	Weighted Average Fair Value	Weighted- Average Remaining Contractual Term
		(Per share)	(In years)
Unvested at August 31, 2016	314,833	$5.23	1.9
Granted	194,708	4.26	—
Vested	—	—	—
Forfeited	—	—	—
Unvested at December 21, 2016	509,541	$4.86	2.4

At December 21, 2016, there was approximately $1.4 million of total unrecognized compensation cost related to unvested restricted stock units that is expected to be recognized over a weighted-average period of 2.4 years.

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

Note 12. Earnings Per Share

Basic net income per share is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding and unvested restricted stock for the reporting period. Diluted net income per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. For the calculation of diluted net income per share, the basic weighted average number of shares is increased by the dilutive effect of stock options determined using the treasury stock method. Stock options excluded from the computation of net income per share for the quarter ended December 21, 2016 include 971,549 shares with exercise prices exceeding market prices and no shares whose inclusion would also be anti-dilutive.

The components of basic and diluted net loss per share are as follows:

	Quarter Ended
	December 21, 2016	December 16, 2015
	(16 weeks)	(16 weeks)
	(In thousands, expect per share data)
Numerator:
Loss from continuing operations	$(5,514)	$(1,739)
Loss from discontinued operations, net of income taxes	(72)	(72)
NET LOSS	$(5,586)	$(1,811)
Denominator:
Denominator for basic earnings per share—weighted-average shares	29,339	29,133
Effect of potentially dilutive securities:
Employee and non-employee stock options	—	—
Denominator for earnings per share assuming dilution	29,339	29,133
Loss per share from continuing operations:
Basic	$(0.19)	$(0.06)
Assuming dilution	$(0.19)	$(0.06)
Loss per share from discontinued operations:
Basic	$(0.00)	$(0.00)
Assuming dilution	$(0.00)	$(0.00)
Net loss per share:
Basic	$(0.19)	$(0.06)
Assuming dilution	$(0.19)	$(0.06)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s discussion and analysis of financial condition and results of operations should be read in conjunction with the unaudited Consolidated Financial Statements and footnotes for the quarter ended December 21, 2016 included in Item 1 of Part I of this Quarterly Report on Form 10 (this “Form 10-Q”), and the audited Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended August 31, 2016.

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

Percentages may not total due to rounding.

	Quarter Ended
	December 21, 2016	December 16, 2015
	(16 weeks)	(16 weeks)
Restaurant sales	94.5%	94.0%
Culinary contract services	3.8%	4.1%
Franchise revenue	1.6%	1.8%
Vending revenue	0.1%	0.1%
TOTAL SALES	100.0%	100.0%

STORE COSTS AND EXPENSES:
(As a percentage of restaurant sales)

Cost of food	28.5%	28.6%
Payroll and related costs	35.8%	34.7%
Other operating expenses	18.2%	16.2%
Occupancy costs	6.0%	5.8%
Vending revenue	(0.1)%	(0.1)%
Store level profit	11.7%	14.8%

COMPANY COSTS AND EXPENSES:
(As a percentage of total sales)

Opening costs	0.1%	0.3%
Depreciation and amortization	5.7%	5.8%
Selling, general and administrative expenses	12.0%	11.0%
Net loss (gain) on disposition of property and equipment	0.1%	(0.2)%

Culinary Contract Services Costs
(As a percentage of Culinary Contract Services sales)

Cost of culinary contract services	88.7%	90.0%
Culinary income	11.3%	10.0%

Franchise Operations Costs
(As a percentage of Franchise Operations)

Cost of franchise operations	31.0%	28.8%
Franchise income	69.0%	71.2%

(As a percentage of total sales)
LOSS FROM OPERATIONS	(5.7)%	(1.3)%
Interest income	0.0%	0.0%
Interest expense	(0.5)%	(0.6)%
Other income (expense), net	0.1%	(0.1)%
Loss before income taxes and discontinued operations	(6.1)%	(2.0)%
Benefit for income taxes	(1.3)%	(0.6)%
Loss from continuing operations	(4.8)%	(1.4)%
Loss from discontinued operations, net of income taxes	(0.1)%	(0.1)%
NET LOSS	(4.9)%	(1.5)%

Although store level profit, defined as restaurant sales less cost of food, payroll and related costs, other operating expenses, and occupancy costs is a non-GAAP measure, we believe its presentation is useful because it explicitly shows the results of our most significant reportable segment.   The following table reconciles between store level profit, a non-GAAP, measure to loss from continuing operations, a GAAP measure:

	Quarter Ended
	December 21, 2016	December 16, 2015
	(16 weeks)	(16 weeks)
	(In thousands)
Store level profit	$12,595	$16,783

Plus:
Sales from culinary contract services	4,297	4,915
Sales from franchise operations	1,871	2,125

Less:
Opening costs	165	397
Cost of culinary contract services	3,811	4,422
Cost of franchise operations	580	612
Depreciation and amortization	6,550	7,014
Selling, general and administrative expenses	13,759	13,243
Provision for asset impairments	287	—
Net loss (gain) on disposition of property and equipment	85	(279)
Interest income	(1)	(1)
Interest expense	602	696
Other income (expense), net	(103)	118
Benefit for income taxes	(1,458)	(660)
Loss from continuing operations	$(5,514)	$(1,739)

The following table shows our restaurant unit count as of August 31, 2016 and December 21, 2016.

Restaurant Counts:

	August 31, 2016	FY17Q1 Openings	FY17Q1 Closings	December 21, 2016
Luby’s Cafeterias	91	—	—	91
Fuddruckers Restaurants	75	—	(2)	73
Cheeseburger in Paradise	8	—	—	8
Other restaurants(1)	1	—	—	1
Total	175	—	(2)	173

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

We are headquartered in Houston, Texas. Our corporate headquarters is located at 13111 Northwest Freeway, Suite 600, Houston, Texas 77040, and our telephone number at that address is (713) 329-6800. Our website is www.lubysinc.com. The information on our website is not, and shall not be deemed to be, a part of this Form 10-Q or incorporated by reference into any of our other filings with the SEC.

As of December 21, 2016, we owned and operated 173 restaurants, of which 91 are traditional cafeterias, 73 are gourmet hamburger restaurants, eight are casual dining restaurants and bars, and one primarily serves seafood. These establishments are located in close proximity to retail centers, business developments and residential areas mostly throughout the United States. Included in the 173 restaurants that we own and operate are 12 restaurants located at six property locations where we operate a side-by-side Luby’s Cafeteria and Fuddruckers on the same property. We refer to these locations as “Combo locations.”

As of December 21, 2016, we operated 23 Culinary Contract Services locations; 14 in the Houston, Texas area and one in each of Dallas, Texas and San Antonio, Texas. Outside of Texas we operate one in each of the following states: North Carolina, Florida, Georgia, Oklahoma, Louisiana, Missouri, and Massachusetts. Luby’s Culinary Contract Services currently provides food service management to healthcare corporate dining facilities.

As of December 21, 2016, we had 48 franchisees operating 113 Fuddruckers restaurants. Our largest five franchise owners own five to twelve restaurants each. Eighteen franchise owners each own two to four restaurants. The 25 remaining franchise owners each own one restaurant.

Accounting Periods

The Company’s fiscal year ends on the last Wednesday in August. Accordingly, each fiscal year normally consists of 13 four-week periods, or accounting periods, accounting for 364 days in the aggregate. However, every fifth or sixth year, we have a fiscal year that consists of 53 weeks, accounting for 371 days in the aggregate; fiscal 2016 was such a year. The first fiscal quarter consists of four four-week periods, or 16 weeks, and the remaining three quarters typically includes three four-week periods, or 12 weeks, in length. The fourth fiscal quarter includes 13 weeks in certain fiscal years to adjust for our standard 52 week, or 364 day, fiscal year compared to the 365 day calendar year. Comparability between quarters may be affected by the varying lengths of the quarters, as well as the seasonality associated with the restaurant business.

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

RESULTS OF OPERATIONS

Quarter Ended December 21, 2016 Compared to Quarter Ended December 16, 2015

Comparability between quarters is affected by the varying lengths of the quarters and quarters ending at different points in the calendar year when seasonal patterns for sales are different. Both the quarter ended December 21, 2016 and the quarter ended December 16, 2015 consisted of 16 weeks.

Sales

	Quarter Ended	Quarter Ended	Q1FY2017 vs Q1FY2016
($000s)	December 21, 2016	December 16, 2015	Increase/ (Decrease)
	(16 weeks)	(16 weeks)	(16 weeks vs 16 weeks)
Restaurant sales	$108,082	$113,546	(4.8)%
Culinary contract services	4,297	4,915	(12.6)%
Franchise revenue	1,871	2,125	(12.0)%
Vending revenue	159	158	0.6%
TOTAL SALES	$114,409	$120,744	(5.2)%

Total sales decreased approximately $6.3 million, or 5.2%, in the quarter ended December 21, 2016 compared to the quarter ended December 16, 2015, consisting primarily of an approximate $5.5 million decrease in restaurant sales, an approximate $0.6 million decrease in Culinary Contract Services sales, and an approximate $0.3 million decrease in franchise revenue. The other component of total sales is vending revenue, which increased $1 thousand in the quarter ended December 21, 2016 compared to the quarter ended December 16, 2015.

The Company has three reportable segments: Company-owned restaurants, franchise operations, and culinary contract services.

Company-Owned Restaurants

Restaurant Sales

($000s)	Quarter Ended	Quarter Ended	Q1FY2017 vs Q1FY2016
Restaurant Brand	December 21,	December 16,	Increase/(Decrease)
	2016	2015	$ Amount	% Change
	(16 weeks)	(16 weeks)	(16 weeks vs 16 weeks)
Luby’s Cafeterias	$68,339	$70,905	$(2,566)	(3.6)%
Fuddruckers	28,748	30,880	(2,132)	(6.9)%
Combo locations	6,626	7,020	(394)	(5.6)%
Cheeseburger in Paradise	4,369	4,741	(372)	(7.8)%
Restaurant Sales	$108,082	$113,546	$(5,464)	(4.8)%

Restaurant sales decreased approximately $5.5 million in the quarter ended December 21, 2016, compared to the quarter ended December 16, 2015. Sales at stand-alone Luby's Cafeteria restaurants decreased approximately $2.6 million to approximately $68.3 million; sales from stand-alone Fuddruckers locations decreased approximately $2.1 million to approximately $28.7 million; sales at Combo locations decreased approximately $0.4 million to approximately $6.6 million; and sales at Cheeseburger in Paradise restaurants decreased by approximately $0.4 million to approximately $4.4 million.

The approximate $2.6 million sales decrease in stand-alone Luby's Cafeteria restaurants was the result of the closure of two locations and a 2.2% decrease in same-store sales. The 2.2% Luby's Cafeteria same-store sales decrease was the result of a 1.4% decrease in guest traffic and a 0.8% decrease in average spend per guest. The approximate $2.1 million sales decrease at stand-alone Fuddruckers restaurants was the result of six restaurant closings (five on a permanent basis and one on a temporary basis for remodeling) and a 1.6% decrease in same-store sales, offset by the opening of three Fuddruckers locations. The 1.6% decrease in Fuddruckers same-store sales was the result of a 2.7% decrease in guest traffic offset by a 1.1% increase in average spend per guest. All eight stores that we operate as Cheeseburger in Paradise are included in our same-store grouping and sales at this group of restaurants decreased 7.8% in the quarter ended December 21, 2016 compared to the quarter ended December 16, 2015. Combo location sales decreased $0.4 million and represented 6.1% of total restaurant sales in the quarter ended December 21, 2016. Our sixth Combo location opened in the third quarter fiscal 2015 with a high volume of sales which was sustained through the quarter ended December 16, 2015, creating a challenging comparison for the quarter ended December 21, 2016. The $0.4 million decrease in Combo location sales was due to that comparison and a 2.3% same-store sales decrease at the other five Combo locations.

Cost of Food

	Quarter Ended	Quarter Ended	Q1FY2017 vs Q1FY2016
($000s)	December 21, 2016	December 16, 2015	Increase/ (Decrease)
	(16 weeks)	(16 weeks)	(16 weeks vs 16 weeks)
Cost of food	$30,850	$32,434	(4.9)%
As a percentage of restaurant sales	28.5%	28.6%	(0.1)%

Cost of food decreased approximately $1.6 million in the quarter ended December 21, 2016 compared to the quarter ended December 16, 2015. As a percentage of restaurant sales, cost of food decreased 0.1% to 28.5% in the quarter ended December 21, 2016 compared to the quarter ended December 16, 2015.

Payroll and Related Costs

	Quarter Ended	Quarter Ended	Q1FY2017 vs Q1FY2016
($000s)	December 21, 2016	December 16, 2015	Increase/(Decrease)
	(16 weeks)	(16 weeks)	(16 weeks vs 16 weeks)
Payroll and related costs	$38,673	$39,424	(1.9)%
As a percentage of restaurant sales	35.8%	34.7%	1.1%

Payroll and related costs decreased approximately $0.8 million in the quarter ended December 21, 2016 compared to the quarter ended December 16, 2015. The decrease includes an approximate $0.5 million reduction in workers' compensation liability estimates as well as lower payroll and related costs associated with operating six fewer restaurants, partially offset by higher average hourly wage rates in the quarter ended December 21, 2016 compared to the quarter ended December 16, 2015. As a percentage of restaurant sales, payroll and related costs increased 1.1% to 35.8% in the quarter ended December 21, 2016 compared to 34.7% in the quarter ended December 16, 2015 due to higher average hourly wage rates as well as the fixed cost component of payroll and related costs (mainly management labor) with lower overall sales volumes.

Other Operating Expenses

	Quarter Ended	Quarter Ended	Q1FY2017 vs Q1FY2016
($000s)	December 21, 2016	December 16, 2015	Increase/(Decrease)
	(16 weeks)	(16 weeks)	(16 weeks vs 16 weeks)
Other operating expenses	$19,648	$18,421	6.7%
As a percentage of restaurant sales	18.2%	16.2%	2.0%

Other operating expenses primarily include restaurant-related expenses for utilities, repairs and maintenance, local store advertising, property and liability insurance losses above insurance deductibles, services and supplies. Other operating expenses increased approximately $1.2 million, or 6.7%, in the quarter ended December 21, 2016 compared to the quarter ended December 16, 2015, due primarily to (1) an approximate $0.7 million increase in repairs and maintenance expense; (2) an approximate $0.4 million increase in restaurant services and supplies, including higher costs for computer network connectivity, point of sale software, restaurant security, and food-to-go delivery charges to third parties; and (3) an approximate $0.1 million increase in utility expense. As a percentage of restaurant sales, other operating expenses increased 2.0%, to 18.2%, in the quarter ended December 21, 2016, compared to 16.2% for the the quarter ended December 21, 2016 due to the cost increases enumerated above on lower overall sales volumes.

Occupancy Costs

	Quarter Ended	Quarter Ended	Q1FY2017 vs Q1FY2016
($000s)	December 21, 2016	December 16, 2015	Increase/(Decrease)
	(16 weeks)	(16 weeks)	(16 weeks vs 16 weeks)
Occupancy costs	$6,475	$6,642	(2.5)%
As a percentage of restaurant sales	6.0%	5.8%	0.2%

Occupancy costs include property lease expense, property taxes, common area maintenance charges, and property insurance expense. Occupancy costs decreased approximately $0.2 million to approximately $6.5 million in the quarter ended December 21, 2016 compared to the quarter ended December 16, 2015. The decrease was primarily due to a decrease in property taxes and property insurance expense associated with operating six fewer restaurants in the quarter ended December 21, 2016 compared to the quarter ended December 16, 2015.

Franchise Operations

We only offer franchises for the Fuddruckers brand. Franchises are sold in markets where expansion is deemed advantageous to the development of the Fuddruckers concept and system of restaurants. Franchise revenue includes (1) royalties paid to us as the franchisor for the Fuddruckers brand and (2) franchise fees paid to us when franchise units are opened for business or transferred to new owners. Cost of franchise operations includes the direct costs associated with supporting franchisees with opening new Fuddruckers franchised restaurants and the corporate overhead expenses associated with generating franchise revenue. These corporate expenses primarily include the salaries and benefits, travel and related expenses, and other expenses for employees whose primary job function involves supporting our franchise owners and the development of new franchise locations

	Quarter Ended	Quarter Ended	Q1FY2017 vs Q1FY2016
($000s)	December 21, 2016	December 16, 2015	Increase/(Decrease)
	(16 weeks)	(16 weeks)	(16 weeks vs 16 weeks)
Franchise revenue	$1,871	$2,125	(12.0)%
Cost of franchise operations	580	612	(5.2)%
Franchise profit	$1,291	$1,513	(14.7)%
Franchise profit as a percentage of franchise revenue	69.0%	71.2%	(2.2)%

Franchise revenue decreased $254 thousand in the quarter ended December 21, 2016 compared to the quarter ended December 16, 2015. The $254 thousand decrease in franchise revenue includes (1) an approximate $151 thousand decrease in franchise royalties due in part to the closure of certain high sales volume franchise locations, lower international royalty income, and same-store sales declines at franchise locations and (2) an approximate $103 thousand decrease in non-royalty related fee income due to fewer openings in the quarter ended December 21, 2016 compared to the quarter ended December 16, 2015.

Cost of Franchise Operations

Cost of franchise operations decreased $32 thousand in the quarter ended December 21, 2016 compared to the quarter ended December 16, 2015, primarily as a result of decreased travel costs to support franchise operations. Franchise profit, defined as Franchise revenue less Cost of franchise operations, decreased $222 thousand in the quarter ended December 21, 2016 compared to the quarter ended December 16, 2015 due to lower royalty income and franchise fee income.

Culinary Contract Services

Culinary Contract Services is a business line servicing healthcare, higher education, and corporate dining clients. The healthcare accounts are full service and typically include in-room delivery, catering, vending, coffee service and retail dining. We operated 23 Culinary Contract Services locations at the end of the quarter ended December 21, 2016 and 28 at the end of the quarter ended December 16, 2015. We focus on clients who are able to enter into agreements in which all operating costs are reimbursed to us and we generally charge a fixed fee. These agreements typically present lower financial risk to the Company.

Culinary Contract Services Revenue

	Quarter Ended	Quarter Ended	Q1FY2017 vs Q1FY2016
($000s)	December 21, 2016	December 16, 2015	Increase/(Decrease)
	(16 weeks)	(16 weeks)	(16 weeks vs 16 weeks)
Culinary contract services sales	$4,297	$4,915	(12.6)%
Cost of culinary contract services	3,811	4,422	(13.8)%
Culinary contract profit	$486	$493	(1.4)%
Culinary contract services profit as a percentage of Culinary contract services sales	11.3%	10.0%	1.3%

Culinary Contract Services revenue decreased approximately $0.6 million, or 12.6%, in the quarter ended December 21, 2016 compared to the quarter ended December 16, 2015. The decrease in Culinary Contract Services revenue was primarily the result of a decrease in the number of locations operated.

Cost of Culinary Contract Services includes the food, payroll and related costs, other direct operating expenses, and corporate overhead expenses associated with generating Culinary Contract Services sales. Cost of Culinary Contract Services decreased approximately $0.6 million, or 13.8%, in the quarter ended December 21, 2016 compared to the quarter ended December 16, 2015. Culinary Contract Services profit margin, defined as Culinary Contract Services revenue less Cost of Culinary Contract Services, increased to 11.3% in the quarter ended December 21, 2016 from 10.0% in the the quarter ended December 16, 2015 due to the change in the mix of our Culinary agreements with clients.

 Company-wide Expenses

Opening Costs

Opening costs include labor, supplies, occupancy, and other costs necessary to support the restaurant through its opening period. Opening costs were approximately $0.2 million in the quarter ended December 21, 2016 compared to approximately $0.4 million in the quarter ended December 16, 2015. Both quarters included carrying costs of locations to be developed for future restaurant openings. The approximate $0.2 million in opening costs in the quarter ended December 21, 2016 included the carrying costs for two locations where we previously operated as Cheeseburger in Paradise restaurants. The $0.4 million in opening costs in the quarter ended December 16, 2015 included the carrying costs for five locations where we previously operated Cheeseburger in Paradise restaurants. Two of these locations opened as Fuddruckers restaurants in the quarter ended December 16, 2015 and one opened after the end of the quarter ended December 16, 2015. The other two locations remain available for possible future restaurant openings.

Depreciation and Amortization Expense

	Quarter Ended	Quarter Ended	Q1FY2017 vs Q1FY2016
($000s)	December 21, 2016	December 16, 2015	Increase/(Decrease)
	(16 weeks)	(16 weeks)	(16 weeks vs 16 weeks)
Depreciation and amortization	$6,550	$7,014	(6.6)%
As a percentage of total sales	5.7%	5.8%	(0.1)%

Depreciation and amortization expense decreased by approximately $0.5 million, or 6.6%, in the quarter ended December 21, 2016 compared to the quarter ended December 16, 2015 due primarily to reduced capital investment, certain assets reaching the end of their depreciable lives, and timing of depreciation charges within fiscal 2016.

Selling, General and Administrative Expenses

	Quarter Ended	Quarter Ended	Q1FY2017 vs Q1FY2016
($000s)	December 21, 2016	December 16, 2015	Increase/(Decrease)
	(16 weeks)	(16 weeks)	(16 weeks vs 16 weeks)
General and administrative expenses	$11,433	$11,455	(0.2)%
Marketing and advertising expenses	2,326	1,788	30.1%
Selling, general and administrative expenses	$13,759	$13,243	3.9%
As a percentage of total sales	12.0%	11.0%	1.0%

Selling, general and administrative expenses include corporate salaries and benefits-related costs, including restaurant area leaders, share-based compensation, marketing and advertising expense, professional fees, travel and recruiting expenses and other office expenses. Selling, general and administrative expenses increased approximately $0.5 million, or 3.9%, in the quarter ended December 21, 2016 compared to the quarter ended December 16, 2015. Increases in selling, general and administrative expense include (1) an approximate $0.5 million increase in marketing and advertising expense; (2) an approximate $0.3 million increase in outside professional service fees costs; (3) a net increase of approximately $0.2 million increase in liability insurance, travel, bank charges, and other administrative costs; offset by (4) a decrease of approximately $0.5 million in salaries and benefits expense. The approximate $0.5 million increase in marketing and advertising expenses is intended to motivate increased guest visits, increased frequency of visits, and increased overall brand awareness. This includes sponsorships and partnerships with sports teams that we believe enhance our visibility and appeal within our core markets as well as other marketing commitments entered into prior to the start of the quarter ended December 21, 2016. As a percentage of total revenue, selling, general and administrative expenses increased to 12.0% in the quarter ended December 21, 2016, compared to 11.0% in the the quarter ended December 16, 2015.

Provision for Asset Impairments

The provision for asset impairments of approximately $0.3 million in the quarter December 21, 2016 related to property held for sale written down to its fair value. There was no impairment charge for the quarter ended December 16, 2015.

Net (Gain) Loss on Disposition of Property and Equipment

Loss on disposition of property and equipment was $85 thousand in the quarter ended December 21, 2016 and primarily reflects normal asset retirement activity. The gain on disposition of property and equipment was approximately $0.3 million in the quarter ended December 16, 2015 and primarily reflects the gain on the sale of one property that we had previously acquired for possible development offset by normal asset retirement activity.

Interest Income

Interest income was $1 thousand in the quarter ended December 21, 2016 and in the quarter ended December 16, 2015.

Interest Expense

Interest expense decreased approximately $0.1 million, or 13.5%, to approximately $0.6 million in the quarter ended December 21, 2016 compared to the quarter ended December 16, 2015. This decrease was due primarily to higher interest expense in the quarter ended December 16, 2015 related to accelerating deferred financing fees upon amending the 2013 Credit Agreement.

Other Income, Net

Other income, net, consisted primarily of the following components: net rental property income and expenses relating to property for which we are the landlord; prepaid sales tax discounts earned through our participation in state tax prepayment programs; and oil and gas royalty income. Other income, net, in the quarter ended December 21, 2016 increased approximately $0.2 million compared to the quarter ended December 16, 2015 primarily due to (1) higher net rental income and (2) a decrease in discounts related to the volume of sales of pre-paid gift cards.

Taxes

For the quarter ended December 21, 2016, the income taxes related to continuing operations resulted in a tax benefit of approximately $1.5 million compared to a tax benefit of approximately $0.7 million for the quarter ended December 16, 2015.

Discontinued Operations

Loss from discontinued operations was $72 thousand in the quarter ended December 21, 2016 compared to a loss of $72 thousand in the quarter ended December 16, 2015. Loss from discontinued operations of $72 thousand in the quarter ended December 21, 2016 consisted of $7 thousand in carrying costs associated with assets related to discontinued operations and a $65 thousand tax provision. The loss from discontinued operations of approximately $72 thousand in the quarter ended December 16, 2015 consisted of $118 thousand in carrying costs associated with assets related to discontinued offset by a $46 thousand tax benefit.

LIQUIDITY AND CAPITAL RESOURCES

Cash and Cash Equivalents

General. Our primary sources of short-term and long-term liquidity are cash flows from operations, our Revolver (as defined below), and our Term Loan (as defined below). During the quarter ended December 21, 2016, cash provided by operating activities was approximately $3.2 million and cash provided by financing activities was approximately $1.8 million offset by cash used in investing activities of approximately $4.9 million. Cash and cash equivalents increased approximately $0.1 million in the quarter ended December 21, 2016 compared to an approximate $0.1 million increase in the quarter ended December 16, 2015. We plan to continue the level of capital and repair and maintenance expenditures necessary to keep our restaurants attractive and operating efficiently.

Our cash requirements consist principally of:

•	payments to reduce our debt;

•	capital expenditures for construction, restaurant renovations and upgrades, information technology and culinary contract services development; and

•	working capital primarily for our Company-owned restaurants and obligations under our Culinary Contract Services agreements.

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

The following table summarizes our cash flows from operating, investing and financing activities:

	Quarter Ended
	December 21, 2016	December 16, 2015
	(16 weeks)	(16 weeks)
	(In thousands)
Total cash provided by (used in):
Operating activities	$3,241	$6,343
Investing activities	(4,942)	(3,796)
Financing activities	1,775	(2,467)
Net increase in cash and cash equivalents	$74	$80

Operating Activities. Cash provided by operating activities was approximately $3.2 million in the quarter ended December 21, 2016, an approximate $3.1 million decrease from the quarter ended December 16, 2015. The $3.1 million decrease in cash provided by operating activities is due to an approximate $4.3 million decrease in cash provided by operations before changes in operating assets and liabilities less an approximate $1.2 million increase in cash provided by changes in operating assets and liabilities for the quarter ended December 21, 2016.

Cash provided by operating activities before changes in operating assets and liabilities was approximately $0.4 million in the quarter ended December 21, 2016, an approximate $4.3 million decrease compared to the quarter ended December 16, 2015. The $4.3 million decrease in cash provided by operating activities before changes in operating assets and liabilities was primarily due to decreased store-level profit from our Company-owned restaurants.

Changes in operating assets and liabilities was an approximate $2.9 million source of cash in the quarter ended December 21, 2016 and an approximate $1.7 million source of cash in the quarter ended December 16, 2015. The $1.2 million increase in the source of cash was due to differences in the change in asset and liability balances between the quarter ended December 21, 2016 and the quarter ended December 16, 2015. Increases in current asset accounts are a use of cash while decreases in current asset accounts are a source of cash. During the quarter ended December 21, 2016, the change in trade accounts and other receivables was an approximate $0.3 million source of cash which was an approximate $28 thousand greater source of cash than in the quarter ended December 16, 2015. The change in food and supplies inventory during the quarter ended December 21, 2016 was an approximate $0.4 million use of cash which was an approximate $0.5 million decrease from the use of cash in the quarter ended December 16, 2015. The change in prepaid expenses and other assets was an approximate $0.1 million use of cash during the quarter ended December 21, 2016, which was an approximate $0.4 million decrease in the source of cash from the quarter ended December 16, 2015.

Increase in current liability accounts are a source of cash, while decreases in current liability accounts are a use of cash. During the quarter ended December 21, 2016, changes in the balances of accounts payable, accrued expenses and other liabilities was an approximate $3.1 million source of cash, compared to a source of cash of approximately $2.0 million during the quarter ended December 16, 2015.

Investing Activities. We generally reinvest available cash flows from operations to develop new restaurants, maintain and enhance existing restaurants and support Culinary Contract Services. Cash used by investing activities was approximately $4.9 million in the quarter ended December 21, 2016 and approximately $3.8 million in the quarter ended December 16, 2015. Capital expenditures were approximately $5.0 million in the quarter ended December 21, 2016 and approximately $5.7 million in the quarter ended December 16, 2015. Proceeds from the disposal of assets were approximately $38 thousand in the quarter ended December 21, 2016 and approximately $1.9 million in the quarter ended December 16, 2015.

Financing Activities. Cash provided by financing activities was approximately $1.8 million in the quarter ended December 21, 2016 compared to an approximate $2.5 million use of cash during the quarter ended December 16, 2015. Cash flows from financing activities was primarily the result of borrowings and repayments related to the 2013 Credit Facility, our Revolver, and our Term Loan. During the quarter ended December 21, 2016, cash provided by financing activities was approximately $2.4 million based on our total net borrowings. As a result of our first quarter 2017 refinancing, repayments on the 2013 Credit Facility and the Revolver exceeded borrowings by approximately $32.6 million and borrowing from the Term Loan provided $35.0 million. During the quarter ended December 16, 2015, borrowings exceeded repayments of the 2013 Credit Facility by approximately $2.5 million.

Status of Long-Term Investments and Liquidity

At December 21, 2016, we did not hold any long-term investments.

Status of Trade Accounts and Other Receivables, Net

We monitor the aging of our receivables, including Fuddruckers franchising related receivables, and record provisions for uncollectable accounts, as appropriate. Credit terms of accounts receivable associated with our CCS business vary from 30 to 45 days based on contract terms.

Working Capital

Current assets increased approximately $0.3 million in the quarter ended December 21, 2016 compared to a decrease of approximately $0.2 million in the quarter ended December 16, 2015. In the quarter ended December 21, 2016, food and supplies inventory increased approximately $0.4 million, prepaid expenses increased approximately $0.1 million, and cash increased approximately $0.1 million partially offset by an approximate $0.3 million decrease in trade accounts and other receivables, net. In the quarter ended December 16, 2015, food and supplies inventory increased approximately $0.4 million and cash increased approximately $0.1 million partially offset by an approximate $0.5 million decrease in prepaid expenses and an approximate $0.2 million decrease in trade accounts and other receivables, net.

Current liabilities increased approximately $5.4 million in the quarter ended December 21, 2016 compared to a increase of approximately $2.2 million in the quarter ended December 16, 2015. In the quarter ended December 21, 2016, current portion of credit facility debt increased approximately $2.5 million, unredeemed gift cards increased approximately $1.5 million, salaries and incentives increased approximately $1.0 million, accrued taxes other than income taxes increased approximately $0.9 million and accrued professional fees increased approximately $0.5 million; partially offset by decreases in accounts payable of approximately $0.7 million, operating expenses of approximately $0.2 million and accrued claims and insurance of approximately $0.1 million. In the quarter ended December 16, 2015, unredeemed gift cards increased approximately $1.4 million, taxes other than income taxes increased approximately $0.9 million, salaries and incentives increased approximately $0.8 million, and income taxes and other increased approximately $0.6 million; partially offset by decreases in accounts payable of approximately $1.3 million and accrued operating expenses of approximately $0.2 million.

Capital Expenditures

Capital expenditures consist of purchases of real estate for future restaurant sites, Culinary Contract Services investments, new unit construction, purchases of new and replacement restaurant furniture and equipment, and ongoing remodeling programs. Capital expenditures for the quarter ended December 21, 2016 were approximately $5.0 million and related to recurring maintenance of our existing units, existing restaurant remodels and rollout of new point of sale and network equipment, improvement of our culinary contract services business and the development of future restaurant sites. We expect to be able to fund all capital expenditures in fiscal 2017 using proceeds from the sale of assets, cash flows from operations and our 2016 Credit Agreement. We expect to spend approximately $16.0 million on capital expenditures in fiscal 2017.

DEBT

The following table summarizes Credit facility debt, less current portion at December 21, 2016 and August 31, 2016:

	December 21, 2016	August 31, 2016
	(In thousands)
2013 Credit Agreement - Revolver	$—	$37,000
2016 Credit Agreement - Revolver	4,400	—
2016 Credit Agreement - Term Loan	35,000	—
Total credit facility debt	39,400	37,000
Less unamortized debt issue costs	(328)	—
Total credit facility debt, less unamortized debt issuance costs	39,072	37,000
Current portion of credit facility debt	(2,450)	—
Total	$36,622	$37,000

On November 8, 2016, we refinanced our 2013 Credit Facility (as defined below) with a new $65.0 million Senior Secured Credit Agreement. The refinancing resulted in a debt modification since the difference in the present values of the cash flow were less than 10%. The debt issue costs we incurred on the new 2016 Credit Agreement (as defined below) financing amounted to $0.6 million of which $0.3 million was applicable to the Term Loan and was setup on a pro-rata basis as a liability, which is included in Credit facility debt, less current portion.

Senior Secured Credit Agreement
On November 8, 2016, we entered into a $65.0 million Senior Secured Credit Facility with Wells Fargo Bank, National Association, as Administrative Agent and Cadence Bank, NA and Texas Capital Bank, NA, as lenders (“2016 Credit Agreement”). The 2016 Credit Agreement is comprised of a $30.0 million 5-year Revolver (the “Revolver”) and a $35.0 million 5-year Term Loan (the “Term Loan”). The maturity date of the 2016 Credit Agreement is November 8, 2021. For this section of this Form 10-Q, capitalized terms that are used but not otherwise defined shall have the meanings given to such terms in the 2016 Credit Agreement.
The Term Loan and/or Revolver commitments may be increased by up to an additional $10.0 million in the aggregate.
The 2016 Credit Agreement also provides for the issuance of letters of credit in an aggregate amount equal to the lesser of $5.0 million and the Revolving Credit Commitment, which is $30.0 million as of December 21, 2016. The 2016 Credit Agreement is guaranteed by all of the Company’s present subsidiaries and will be guaranteed by our future subsidiaries.
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
The Term Loan amortizes 7.0% per year (35.0% in 5 years) which includes the quarterly payment of principal. On December 14, 2016, we entered into an interest rate swap with a notional amount of $17.5 million, representing 50% of the initial outstanding Term Loan.
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

The 2016 Credit Agreement contains the following covenants among others:

•	CTLAL of not more than (i) 5.00 to 1.00, at the end of each fiscal quarter, through and including the third fiscal quarter of the Borrower’s fiscal year 2018, and (ii) 4.75 to 1.00 thereafter,

•	Consolidated Fixed Charge Coverage Ratio of not less than 1.25 to 1.00, at the end of each fiscal quarter,

•	Limit on Growth Capital Expenditures so long as the CTLAL is at least 0.25 to 1.00 less than the then-applicable permitted maximum CTLAL,

•	restrictions on mergers, acquisitions, consolidations, and asset sales,

•	restrictions on the payment of dividends, redemption of stock, and other distributions,

•	restrictions on incurring indebtedness, including certain guarantees, and capital lease obligations,

•	restrictions on incurring liens on certain of our property and the property of our subsidiaries,

•	restrictions on transactions with affiliates and materially changing our business,

•	restrictions on making certain investments, loans, advances, and guarantees,

•	restrictions on selling assets outside the ordinary course of business,

•	prohibitions on entering into sale and leaseback transactions, and

•	restrictions on certain acquisitions of all or a substantial portion of the assets, property and/or equity interests of any person, including share repurchases and dividends.

The 2016 Credit Agreement is secured by an all asset lien on all of our real property and also includes customary events of default. If a default occurs and is continuing, the lenders’ commitments under the 2016 Credit Agreement may be immediately terminated, and, or we may be required to repay all amounts outstanding under the 2016 Credit Agreement.
As of December 21, 2016, we had $39.4 million in total outstanding loans and approximately $1.3 million committed under letters of credit, which we use as security for the payment of insurance obligations, and approximately $0.3 million in other indebtedness.
We were in compliance with the covenants contained in the 2016 Credit Agreement as of December 21, 2016 and after applying the CTLAL, the available borrowing capacity was $7.3 million. At any determination date, if certain leverage and fixed charge ratios exceed the maximum permitted under our 2016 Credit Agreement, we would be considered in default under the terms of the agreement. Due to negative results in the first quarter of fiscal 2017, continued under performance in the current fiscal year could cause our financial ratios to exceed the permitted limits under the terms of the 2016 Credit Agreement.
2013 Credit Facility

In August 2013, we entered into a $70.0 million revolving credit facility with Wells Fargo Bank, National Association, as Administrative Agent, and ZB, N.A. dba Amegy Bank (formerly Amegy Bank, N.A.), as Syndication Agent. Pursuant to the October 2, 2015 amendment, the total aggregate amount of the lenders' commitments was lowered to $60.0 million from $70.0 million. The following description summarizes the material terms of the revolving credit facility, as subsequently amended on March 21, 2014, November 7, 2014 and October 2, 2015, (the revolving credit facility is referred to as the “2013 Credit Facility”). The 2013 Credit Facility is governed by the credit agreement dated as of August 14, 2013 (the “2013 Credit Agreement”) among us, the lenders from time to time party thereto, Wells Fargo Bank, National Association, as Administrative Agent, and ZB, N.A. dba Amegy Bank (formerly Amegy Bank, N.A.), as Syndication Agent. The maturity date of the 2013 Credit Facility was September 1, 2017.

The 2013 Credit Facility also provided for the issuance of letters of credit in a maximum aggregate amount of $5.0 million outstanding as of August 14, 2013 and $15.0 million outstanding at any one time with prior written consent of the Administrative Agent and the Issuing Bank.

At any time throughout the term of the 2013 Credit Facility, we had the option to elect one of two bases of interest rates. One interest rate option was the greater of (a) the Federal Funds Effective Rate plus 0.50% or (b) prime plus, in either case, an applicable spread that ranged from 0.75% to 2.25% per annum. The other interest rate option is the London InterBank Offered Rate plus a spread that ranged from 2.50% to 4.00% per annum. The applicable spread under each option is dependent upon the ratio of our debt to EBITDA at the most recent determination date.

We were obligated to pay to the Administrative Agent for the account of each lender a quarterly commitment fee based on the average daily unused amount of the commitment of such lender, ranging from 0.30% to 0.40% per annum depending on the Total Leverage Ratio at the most recent determination date.

The proceeds of the 2013 Credit Facility were available for our general corporate purposes, general working capital purposes and capital expenditures.

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

The 2013 Credit Agreement also included customary events of default. If a default occurred and was continuing, the lenders’ commitments under the 2013 Credit Facility may have been immediately terminated and, or we could have been required to repay all amounts outstanding under the 2013 Credit Facility.

The 2013 Credit Facility was secured by a perfected first priority lien on certain of our real property and all of the material personal property owned by us or any of our subsidiaries, other than certain excluded assets (as defined in the Credit Agreement).

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The Consolidated Financial Statements included in Item 1 of Part 1 of this Form 10-Q were prepared in conformity with GAAP. Preparation of the financial statements requires us to make judgments, estimates and assumptions that affect the amounts of assets and liabilities in the financial statements and revenues and expenses during the reporting periods. Due to the significant, subjective and complex judgments and estimates used when preparing our Consolidated Financial Statements, management regularly reviews these assumptions and estimates with the Finance and Audit Committee of our Board. Management believes the following are critical accounting policies used in the preparation of these financial statements. Actual results may differ from these estimates, including our estimates of future cash flows, which are subject to the current economic environment and changes in estimates. We had no changes in our critical accounting policies and estimates which were disclosed in our Annual Report on Form 10-K for the fiscal year ended August 31, 2016.

NEW ACCOUNTING PRONOUNCEMENTS

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). This update provides a comprehensive new revenue recognition model that requires a company to recognize revenue to depict the transfer of goods or services to a customer at an amount that reflects the consideration it expects to receive in exchange for those goods or services. The guidance also requires additional disclosure about the nature, amount, timing, and uncertainty of revenue and cash flows arising from customer contracts. This update is effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period, which will require us to adopt these provisions in the first quarter of fiscal 2019. Early application is not permitted. This update permits the use of either the retrospective or cumulative effect transition method. Further, in March 2016, the FASB issued ASU No. 2016–08, “Revenue from Contracts with Customers: Principal versus Agent Considerations (Reporting Revenue Gross versus Net),” which clarifies the guidance in ASU No. 2014–09 for evaluating when another party, along with the entity, is involved in providing a good or service to a customer. In April 2016, the FASB issued ASU No. 2016–10, “Revenue from Contracts with Customers: Identifying Performance Obligations and Licensing,” which clarifies the guidance in ASU No. 2014–09 regarding assessing whether promises to transfer goods or services are distinct, and whether an entity's promise to grant a license provides a customer with a right to use or right to access the entity's intellectual property. The Company plans to adopt the standard in the first quarter of fiscal 2019, which is the first fiscal quarter of the annual reporting period beginning after December 15, 2017. We have not yet decided on a method of transition upon adoption. The Company expects the pronouncement may impact the recognition of the initial franchise fee, which is currently recognized upon the opening of a franchise restaurant. We are further evaluating the effect this guidance will have on our consolidated financial statements and related disclosures.

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
In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). This update requires a lessee to recognize on the balance sheet a liability to make lease payments and a corresponding right-of-use asset. The update also requires additional disclosures about the amount, timing and uncertainty of cash flows arising from leases. This update is effective for annual and interim periods beginning after December 15, 2018, which will require us to adopt these provisions in the first quarter of fiscal 2020. This standard requires adoption based upon a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with optional practical expedients. Based on a preliminary assessment, the Company expects that most of its operating lease commitments will be subject to the new guidance and recognized as operating lease liabilities and right–of-use assets upon adoption, resulting in a significant increase in the assets and liabilities on our consolidated balance sheet. The Company is continuing its assessment, which may identify additional impacts this standard will have on its consolidated financial statements and related disclosures.

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

In March 2016, the FASB issued ASU No. 2016–04, “Liabilities – Extinguishment of Liabilities: Recognition of Breakage for Certain Prepaid Stored–Value Products,” which is intended to eliminate current and future diversity in practice related to derecognition of prepaid stored–value product liability in a way that aligns with the new revenue recognition guidance. The update is effective for fiscal years beginning after December 15, 2017; however, early application is permitted. We are are evaluating the impact on the Company's consolidated financial statements and do not expect the adoption to have a material impact on our consolidated financial statements.
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

•	expected sources of funds for working capital requirements,

•	plans for our new prototype restaurants,

•	plans for expansion of our business,

•	scheduled openings of new units,

•	closing existing units,

•	future sales of assets and the gains or losses that may be recognized as a result of any such sales, and

•	continued compliance with the terms of our 2016 Credit Facility.

In some cases, investors can identify these statements by forward-looking words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “outlook,” “may,” “should,” “will,” and “would” or similar words. Forward-looking statements are based on certain assumptions and analyses made by management in light of its experience and perception of historical trends, current conditions, expected future developments and other factors it believes are relevant. Although management believes that its assumptions are reasonable based on information currently available, those assumptions are subject to significant risks and uncertainties, many of which are outside of its control. The following factors, as well as the factors set forth in Item 1A of our Annual Report on Form 10-K for the fiscal year ended August 31, 2016 and any other cautionary language in this Form 10-Q, provide examples of risks, uncertainties, and events that may cause our financial and operational results to differ materially from the expectations described in our forward-looking statements:

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to interest rate risk due to changes in interest rates affecting our variable-rate debt, Term Loan and borrowings under our 2016 Revolver. As of December 21, 2016, the total amount of debt subject to interest rate fluctuations outstanding under our Revolver and Term Loan was $21.9 million. Assuming an average debt balance with interest rate exposure of $21.9 million, a 100 basis point increase in prevailing interest rates would increase our annual interest expense by $0.2 million. The interest rate on our remaining $17.5 million in outstanding debt is fixed plus an applicable margin based on our CTLAL at each determination date, beginning December 14, 2016, under the terms of our interest rate swap agreement.

We have exposure to various foreign currency exchange rate fluctuations for revenues generated by our operations outside of the United States, which can adversely impact our net income and cash flows. Sales to customers and royalties from franchisees outside the contiguous United States as a percentage of our total revenues was approximately 0.07% and 0.13% in the quarters ended December 21, 2016 and December 16, 2015, respectively.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act), as of December 21, 2016. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of December 21, 2016, our disclosure controls and procedures were effective in providing reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended December 21, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II—OTHER INFORMATION

Item 1. Legal Proceedings

There have been no material changes to our legal proceedings as disclosed in “Legal Proceedings” in Item 3 of Part I of our Annual Report on Form 10-K for the fiscal year ended August 31, 2016.

Item 1A. Risk Factors

There have been no material changes during the one quarters ended December 21, 2016 to the Risk Factors discussed in Item1A of Part I of our Annual Report on Form 10-K for the fiscal year ended August 31, 2016.

Item 6. Exhibits

10.1
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

10.2
First Amendment to Credit Agreement, dated as of February 2, 2017, among the Company, the other credit parties thereto, the lenders from time to time party thereto, Cadence Bank, N.A. and Texas Capital Bank, N.A., as co-syndication agents and Wells Fargo Bank, National Association, as administrative agent, swingline lender, issuing lender, sole lead arranger and sole bookrunner.

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

LUBY’S, INC. (Registrant)

Date:	2/3/2017	By:	/s/ Christopher J. Pappas
Christopher J. Pappas
President and Chief Executive Officer
(Principal Executive Officer)

Date:	2/3/2017	By:	/s/ K. Scott Gray
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

10.2
First Amendment to Credit Agreement, dated as of February 2, 2017, among the Company, the other credit parties thereto, the lenders from time to time party thereto, Cadence Bank, N.A. and Texas Capital Bank, N.A., as co-syndication agents and Wells Fargo Bank, National Association, as administrative agent, swingline lender, issuing lender, sole lead arranger and sole bookrunner.

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