Form 10-Q
period 2017-03-15
LUBYS INC
filed 2017-04-24
CIK 16099

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
__________________________
FORM 10-Q
__________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 15, 2017
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

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

 Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of April 20, 2017, there were 29,091,836 shares of the registrant’s common stock outstanding.

Luby’s, Inc.
Form 10-Q
Quarter ended March 15, 2017

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

Part I—FINANCIAL INFORMATION

Item 1. Financial Statements

Luby’s, Inc.
Consolidated Balance Sheets
(In thousands, except share data)

	March 15, 2017	August 31, 2016
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$1,352	$1,339
Trade accounts and other receivables, net	5,389	5,919
Food and supply inventories	4,589	4,596
Prepaid expenses	3,035	3,147
Assets related to discontinued operations	—	1
Deferred income taxes	255	540
Total current assets	14,620	15,542
Property held for sale	3,929	5,522
Assets related to discontinued operations	2,830	3,192
Property and equipment, net	185,067	193,218
Intangible assets, net	20,298	21,074
Goodwill	1,068	1,605
Deferred income taxes	7,011	8,738
Other assets	3,278	3,334
Total assets	$238,101	$252,225
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$18,311	$17,539
Liabilities related to discontinued operations	387	412
Current portion of credit facility debt	2,450	—
Accrued expenses and other liabilities	26,321	23,752
Total current liabilities	47,469	41,703
Credit facility debt, less current portion	34,617	37,000
Liabilities related to discontinued operations	16	17
Other liabilities	8,141	7,752
Total liabilities	90,243	86,472
Commitments and Contingencies
SHAREHOLDERS’ EQUITY
Common stock, $0.32 par value; 100,000,000 shares authorized; shares issued were 29,566,355 and 29,440,041, respectively; shares outstanding were 29,066,355 and 28,940,041, respectively	9,461	9,421
Paid-in capital	31,178	30,348
Retained earnings	111,994	130,759
Less cost of treasury stock, 500,000 shares	(4,775)	(4,775)
Total shareholders’ equity	147,858	165,753
Total liabilities and shareholders’ equity	$238,101	$252,225

The accompanying notes are an integral part of these Consolidated Financial Statements.

Luby’s, Inc.
Consolidated Statements of Operations (unaudited)
(In thousands, except per share data)

	Quarter Ended		Two Quarters Ended
	March 15, 2017	March 9, 2016	March 15, 2017	March 9, 2016
	(12 weeks)	(12 weeks)	(28 weeks)	(28 weeks)
SALES:
Restaurant sales	$81,064	$86,314	$189,147	$199,861
Culinary contract services	3,306	3,918	7,602	8,833
Franchise revenue	1,819	1,700	3,691	3,825
Vending revenue	125	137	284	295
TOTAL SALES	86,314	92,069	200,724	212,814
COSTS AND EXPENSES:
Cost of food	22,583	24,600	53,433	57,034
Payroll and related costs	29,295	29,834	67,968	69,258
Other operating expenses	13,763	13,736	33,411	32,157
Occupancy costs	5,322	5,535	11,797	12,177
Opening costs	132	174	298	571
Cost of culinary contract services	2,960	3,520	6,771	7,942
Cost of franchise operations	436	428	1,016	1,039
Depreciation and amortization	4,788	5,220	11,338	12,235
Selling, general and administrative expenses	9,008	9,843	22,767	23,086
Provision for asset impairments and restaurant closings, net	5,963	37	6,250	37
Net loss (gain) on disposition of property and equipment	329	(556)	414	(835)
Total costs and expenses	94,579	92,371	215,463	214,701
LOSS FROM OPERATIONS	(8,265)	(302)	(14,739)	(1,887)
Interest income	1	1	3	2
Interest expense	(727)	(495)	(1,330)	(1,191)
Other income (expense), net	(242)	29	(139)	(90)
Loss before income taxes and discontinued operations	(9,233)	(767)	(16,205)	(3,166)
Provision (benefit) for income taxes	3,603	(185)	2,145	(845)
Loss from continuing operations	(12,836)	(582)	(18,350)	(2,321)
Loss from discontinued operations, net of income taxes	(343)	(17)	(415)	(89)
NET LOSS	$(13,179)	$(599)	$(18,765)	$(2,410)
Loss per share from continuing operations:
Basic	$(0.44)	$(0.02)	$(0.62)	$(0.08)
Assuming dilution	$(0.44)	$(0.02)	$(0.62)	$(0.08)
Loss per share from discontinued operations:
Basic	$(0.01)	$(0.00)	$(0.02)	$(0.00)
Assuming dilution	$(0.01)	$(0.00)	$(0.02)	$(0.00)
Net loss per share:
Basic	$(0.45)	$(0.02)	$(0.64)	$(0.08)
Assuming dilution	$(0.45)	$(0.02)	$(0.64)	$(0.08)
Weighted average shares outstanding:
Basic	29,522	29,247	29,418	29,182
Assuming dilution	29,522	29,247	29,418	29,182

 The accompanying notes are an integral part of these Consolidated Financial Statements.

Luby’s, Inc.
Consolidated Statement of Shareholders’ Equity (unaudited)
(In thousands)

	Common Stock						Total
	Issued		Treasury		Paid-In	Retained	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Earnings	Equity
Balance at August 31, 2016	29,440	$9,421	(500)	$(4,775)	$30,348	$130,759	$165,753
Net loss	—	—	—	—	—	(18,765)	(18,765)
Share-based compensation expense	41	13	—	—	857	—	870
Common stock issued under employee benefit plans	3	1	—	—	(1)	—	—
Common stock issued under nonemployee benefit plans	83	26	—	—	(26)	—	—
Balance at March 15, 2017	29,567	$9,461	(500)	$(4,775)	$31,178	$111,994	$147,858

The accompanying notes are an integral part of these Consolidated Financial Statements.

Luby’s, Inc.
Consolidated Statements of Cash Flows (unaudited)
(In thousands)

	Two Quarters Ended
	March 15, 2017	March 9, 2016
	(28 weeks)	(28 weeks)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(18,765)	$(2,410)
Adjustments to reconcile net loss to net cash provided by operating activities:
Provision for asset impairments and net (gains) on property sales	6,664	(798)
Depreciation and amortization	11,338	12,250
Amortization of debt issuance cost	283	202
Share-based compensation expense	870	803
Deferred tax provision (benefit)	2,399	(1,247)
Cash provided by operating activities before changes in operating assets and liabilities	2,789	8,800
Changes in operating assets and liabilities:
Decrease (Increase) in trade accounts and other receivables	530	(214)
Decrease (Increase) in food and supply inventories	7	(805)
Decrease in prepaid expenses and other assets	210	381
Increase (Decrease) in accounts payable, accrued expenses and other liabilities	3,067	(971)
Net cash provided by operating activities	6,603	7,191
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from disposal of assets and property held for sale	1,631	4,167
Decrease in notes receivable	—	17
Purchases of property and equipment	(7,962)	(10,970)
Net cash used in investing activities	(6,331)	(6,786)
CASH FLOWS FROM FINANCING ACTIVITIES:
Revolver borrowings	65,700	50,700
Revolver repayments	(99,700)	(51,200)
Proceeds from term loan	35,000	—
Term loan repayments	(613)	—
Debt issuance costs	(646)	(42)
Proceeds received on the exercise of employee stock options	—	75
Net cash used in financing activities	(259)	(467)
Net increase (decrease) in cash and cash equivalents	13	(62)
Cash and cash equivalents at beginning of period	1,339	1,501
Cash and cash equivalents at end of period	$1,352	$1,439
Cash paid for:
Income taxes	$—	$—
Interest	679	951

The accompanying notes are an integral part of these Consolidated Financial Statements.

Luby’s, Inc.
Notes to Consolidated Financial Statements (unaudited)

Note 1. Basis of Presentation

The accompanying unaudited Consolidated Financial Statements of Luby’s, Inc. (the “Company” or “Luby’s”) have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements that are prepared for the Company’s Annual Report on Form 10-K. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the quarter ended March 15, 2017 are not necessarily indicative of the results that may be expected for the fiscal year ending August 30, 2017.

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
In January 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2017–04, Simplifying the Test for Goodwill Impairment (“ASU 2017-04”). This guidance eliminates the requirement to determine the implied fair value of goodwill to measure an impairment of goodwill. Rather, goodwill impairment charges will be calculated as the amount by which a reporting unit's carrying amount exceeds its fair value. Adoption of the provisions in ASU 2017-04 is required for the Company for its annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates on or after January 1, 2017. The Company has adopted ASU 2017-04 effective beginning in the current period. The provisions of ASU 2017-04 did not have a material effect on the Company's financial condition, results of operations, or cash flows.
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
There are no subsequent events.
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

Note 3. Reportable Segments

The Company has three reportable segments: Company-owned restaurants, Culinary Contract Services (“CCS”), and Franchise Operations.

Company-owned restaurants

Company-owned restaurants consists of several brands which are aggregated into one reportable segment because the nature of the products and services, the production processes, the customers, the methods used to distribute the products and services, the nature of the regulatory environment, and store level profit margin are similar. The chief operating decision maker analyzes Company-owned restaurants at store level profit which is revenue less cost of food, payroll and related costs, other operating expenses, and occupancy costs. The primary brands are Luby’s Cafeterias, Fuddruckers - World’s Greatest Hamburgers® and Cheeseburger in Paradise, with a non-core restaurant location operating under the brand name Bob Luby’s Seafood Grill. All company-owned restaurants are casual dining restaurants. Each restaurant is an operating segment because operating results and cash flow can be determined for each restaurant.

The total number of Company-owned restaurants was 173 at March 15, 2017 and 175 at August 31, 2016.

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

The total number of CCS locations was 23 at March 15, 2017 and 24 at August 31, 2016.

CCS began selling Luby's Famous Fried Fish and Macaroni & Cheese in February 2017 and December 2016, respectively, in the freezer section of H-E-B Grocery Stores, a Texas-born retail grocery store chain. H-E-B stores now stock the family-sized versions (approximately five servings) of Luby's Classic Macaroni and Cheese and Luby's Jalapeño Macaroni and Cheese varieties and Luby's Fried Fish (two regular size fillets that provide four LuAnn-sized portions).

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

Franchisees bear all direct costs involved in the development, construction, and operation of their restaurants. In exchange for a franchise fee, the Company provides assistance to franchisees in the following areas: site selection, prototypical architectural plans, interior and exterior design and layout, training, marketing and sales techniques, assistance by a Fuddruckers “opening team” at the time a franchised restaurant opens, and operations, and accounting guidelines set forth in various policies and procedures manuals.

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

The number of franchised restaurants was 114 at March 15, 2017 and 113 at August 31, 2016.

Licensee

In November 1997, a prior owner of the Fuddruckers – World’s Greatest Hamburgers® brand granted to a licensee the exclusive right to use the Fuddruckers proprietary marks, trade dress and system to develop Fuddruckers restaurants in a territory consisting of certain countries in Africa, the Middle East and parts of Asia. As of April 2017, this licensee operated 35 restaurants that are licensed to use the Fuddruckers Proprietary Marks in Saudi Arabia, Egypt, Lebanon, United Arab Emirates, Qatar, Jordan, Bahrain, Kuwait, Morocco, and Malaysia. The Company does not receive revenue or royalties from these restaurants.

The table on the following page shows segment financial information. The table also lists total assets for each reportable segment. Corporate assets include cash and cash equivalents, property and equipment, assets related to discontinued operations, property held for sale, deferred tax assets, and prepaid expenses.

	Quarter Ended		Two Quarters Ended
	March 15, 2017	March 9, 2016	March 15, 2017	March 9, 2016
	(12 weeks)	(12 weeks)	(28 weeks)	(28 weeks)
	(In thousands)
Sales:
Company-owned restaurants (1)	$81,189	$86,451	$189,431	$200,156
Culinary contract services	3,306	3,918	7,602	8,833
Franchise operations	1,819	1,700	3,691	3,825
Total	$86,314	$92,069	$200,724	$212,814
Segment level profit:
Company-owned restaurants	$10,226	$12,746	$22,822	$29,530
Culinary contract services	346	398	831	891
Franchise operations	1,383	1,272	2,675	2,786
Total	$11,955	$14,416	$26,328	$33,207
Depreciation and amortization:
Company-owned restaurants	$3,981	$4,318	$9,435	$10,128
Culinary contract services	15	27	38	64
Franchise operations	178	192	414	448
Corporate	614	683	1,451	1,595
Total	$4,788	$5,220	$11,338	$12,235
Capital expenditures:
Company-owned restaurants	$2,783	$5,128	$7,333	$10,622
Culinary contract services	—	—	—	—
Franchise operations	—	—	—	—
Corporate	199	113	629	348
Total	$2,982	$5,241	$7,962	$10,970

Loss before income taxes and discontinued operations:
Segment level profit	$11,955	$14,416	$26,328	$33,207
Opening costs	(132)	(174)	(298)	(571)
Depreciation and amortization	(4,788)	(5,220)	(11,338)	(12,235)
Selling, general and administrative expenses	(9,008)	(9,843)	(22,767)	(23,086)
Provision for asset impairments and restaurant closings, net	(5,963)	(37)	(6,250)	(37)
Net (loss) gain on disposition of property and equipment	(329)	556	(414)	835
Interest income	1	1	3	2
Interest expense	(727)	(495)	(1,330)	(1,191)
Other income (expense), net	(242)	29	(139)	(90)
Loss before income taxes and discontinued operations	$(9,233)	$(767)	$(16,205)	$(3,166)

	March 15, 2017	August 31, 2016
Total assets:
Company-owned restaurants(2)	$201,022	$211,182
Culinary contract services	3,209	3,390
Franchise operations(3)	11,797	12,266
Corporate	22,073	25,387
Total	$238,101	$252,225

(1)
Includes vending revenue of $125 thousand and $137 thousand for the quarters ended March 15, 2017 and March 9, 2016, respectively, and $284 thousand and $295 thousand for the two quarters ended March 15, 2017 and March 9, 2016, respectively.

(2)	Company-owned restaurants segment includes $9.4 million of Fuddruckers trade name, Cheeseburger in Paradise liquor licenses, and Jimmy Buffett intangibles.

(3)	Franchise operations segment includes approximately $11.0 million in royalty intangibles.

Note 4. Derivative Financial Instruments

The Company enters into derivative instruments, from time to time, to manage its exposure to changes in interest rates on a percentage of its long-term variable rate debt. On December 14, 2016, the Company entered into an interest rate swap, pay fixed - receive floating, with a constant notional amount of $17.5 million. The fixed swap rate we pay is 1.965%, plus an applicable margin. The variable rate we receive is one-month LIBOR, plus an applicable margin. The term of the interest rate swap is 5 years. The Company does not apply hedge accounting treatment to this derivative, therefore, changes in fair value of the instrument are recognized in Other income (expense), net. During the two quarters ended March 15, 2017 the changes in the interest rate swap fair value resulted in an expense of approximately $45 thousand.

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

 Recurring fair value measurements related to liabilities are presented below:

		Fair Value Measurement Using
	Two Quarters Ended March 15, 2017	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Valuation Method
Recurring Fair Value - Liabilities		(In thousands)
Continuing Operations:
TSR Performance Based Incentive Plan(1)	$1,381	$—	$1,381	$—	Monte Carlo Simulation
Derivative - Interest Rate Swap	45	—	45	—	Discounted Cash Flow
Total liabilities at Fair Value	$1,426	$—	$1,426	$—
(1) The fair value of the Company's 2015, 2016, and 2017 Performance Based Incentive Plan liabilities were approximately $550 thousand, $634 thousand, and $197 thousand, respectively. See Note 11 to the Company's consolidated financial statements in this Form 10-Q for further discussion of Performance Based Incentive Plan.

		Fair Value Measurement Using
	Two Quarters Ended March 9, 2016	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Valuation Method
Recurring Fair Value - Liabilities		(In thousands)
Continuing Operations:
TSR Performance Based Incentive Plan	$267	$—	$267	$—	Monte Carlo Simulation
(1) The fair value of the Company's 2015 and 2016 Performance Based Incentive Plan liabilities were approximately $207 thousand and $60 thousand, respectively.

Non-recurring fair value measurements related to impaired property held for sale, goodwill, and property and equipment consisted of the following:

		Fair Value Measurement Using
	Two Quarters Ended March 15, 2017	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Impairments(4)
Nonrecurring Fair Value Measurements		(In thousands)
Continuing Operations
Property held for sale(1)	$3,213	$—	$—	$3,213	$(419)
Goodwill (2)	—	—	—	—	(537)
Property and equipment related to company-owned restaurants(3)	1,410	—	—	1,410	(5,226)
Total Nonrecurring Fair Value Measurements	$4,623	$—	$—	$4,623	$(6,182)
(1) In accordance with Subtopic 360-10, long-lived assets held for sale with a carrying value of approximately $4.8 million were written down to their fair value, less approximately $1.2 million proceeds on sales and costs to sell, of approximately $3.2 million, resulting in an impairment charge of approximately $0.4 million.
(2) In accordance with Subtopic 350-20, goodwill with a carrying value of approximately $537 thousand was written down to zero, resulting in an impairment charge of approximately $537 thousand.
(3) In accordance with Subtopic 360-10, long-lived assets held and used with a carrying amount of approximately $6.6 million were written down to their fair value of approximately $1.4 million, resulting in an impairment charge of approximately $5.2 million.
(4) Total impairments are included in Provision for asset impairments in The Consolidated Statement of Operations in the two quarters ended March 15, 2017.

		Fair Value Measurement Using
	Two Quarters Ended March 9, 2016	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Impairments
Nonrecurring Fair Value Measurements		(In thousands)
Continuing Operations
Goodwill (1)	$—	$—	$—	$—	$(38)
Total Nonrecurring Fair Value Measurements	$—	$—	$—	$—	$(38)
(1) In accordance with Subtopic 350-20, goodwill with a carrying value of approximately $38 thousand was written down to its implied fair value of zero, resulting in an impairment charge of approximately $38 thousand, which is included in Provision for asset impairments in the Consolidated Statement of Operations in the two quarters ended March 9, 2016.

Note 6. Income Taxes

No cash payments of estimated federal income taxes were made during the two quarters ended March 15, 2017.

Deferred tax assets and liabilities are recorded based on differences between the financial reporting basis and the tax basis of assets and liabilities using currently enacted rates and laws that will be in effect when the differences are expected to reverse. Deferred tax assets are recognized to the extent future taxable income is expected to be sufficient to utilize those assets prior to their expiration. If current available information and projected future results raises doubt about the realization of the deferred tax assets, a valuation allowance is necessary. Management established a $6.9 million valuation allowance in the prior year for its deferred tax assets considered more likely than not to expire before being realized. In evaluating our ability to recover our deferred tax assets as of March 15, 2017, we considered available positive and negative evidence, including scheduled reversals of deferred tax liabilities, tax–planning strategies, projected future taxable income, and results of recent operations. Management determined that for the two quarters ended March 15, 2017 an increase in the valuation allowance was necessary and increased the valuation allowance to approximately $15.0 million.

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

Note 7. Property and Equipment, Intangible Assets and Goodwill

The costs, net of impairment, and accumulated depreciation of property and equipment at March 15, 2017 and August 31, 2016, together with the related estimated useful lives used in computing depreciation and amortization, were as follows:

	March 15, 2017	August 31, 2016	Estimated Useful Lives (years)
	(In thousands)
Land	$61,940	$61,940		—
Restaurant equipment and furnishings	73,764	75,764	3	to	15
Buildings	158,811	157,006	20	to	33
Leasehold and leasehold improvements	27,025	25,973	Lesser of lease term or estimated useful life
Office furniture and equipment	3,634	3,277	3	to	10
Construction in progress	934	145		—
	326,108	324,105
Less accumulated depreciation and amortization	(141,041)	(130,887)
Property and equipment, net	$185,067	$193,218
Intangible assets, net	$20,298	$21,074	15	to	21

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

The aggregate amortization expense related to intangible assets subject to amortization was approximately $0.8 million for the two quarters ended March 15, 2017 and approximately $0.8 million for the two quarters ended March 9, 2016. The aggregate amortization expense related to intangible assets subject to amortization is expected to be approximately $1.4 million in each of the next five successive fiscal years.

The following table presents intangible assets as of March 15, 2017 and August 31, 2016:

	March 15, 2017			August 31, 2016
	(In thousands)			(In thousands)
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible Assets Subject to Amortization:

Fuddruckers trade name and franchise agreements	$29,486	$(9,294)	$20,192	$29,486	$(8,535)	$20,951

Cheeseburger in Paradise trade name and license agreements	$421	$(315)	$106	$421	$(298)	$123

Intangible assets, net	$29,907	$(9,609)	$20,298	$29,907	$(8,833)	$21,074

In fiscal 2010, the Company recorded an intangible asset for goodwill in the amount of approximately $0.2 million related to the acquisition of substantially all of the assets of Fuddruckers. The Company also recorded, in fiscal 2013, an intangible asset for goodwill in the amount of approximately $2.0 million related to the acquisition of Cheeseburger in Paradise. Goodwill is considered to have an indefinite useful life and is not amortized. Management performs its formal annual assessment as of the second quarter each fiscal year. The individual restaurant level is the level at which goodwill is assessed for impairment under ASC 350. In accordance with our understanding of ASC 350, we have allocated the goodwill value to each reporting unit in proportion to each location’s fair value at the date of acquisition. The result of these second quarter fiscal 2017, 2016, 2015, and 2014 assessments was impairment of goodwill of approximately $537 thousand, $38 thousand, $38 thousand, and $488 thousand, respectively. The Company performs assessments on an interim basis if an event occurs or circumstances exist that indicate that it is more likely than not that a goodwill impairment exists. As of March 15, 2017, of the 23 locations that were acquired, eight locations remain operating as Cheeseburger in Paradise restaurants and of the restaurants closed for conversion to Fuddruckers six locations remain operating as a Fuddruckers restaurant. Three locations were removed due to the option to extend the leases was not exercised, three locations were subleased to franchisees, and the remaining three closed and held for future use.

Goodwill, net of accumulated impairments of approximately $1.1 million, was approximately $1.1 million as of March 15, 2017 and approximately $1.6 million as of August 31, 2016, and relates to our Company-owned restaurants reportable segment.

Note 8. Impairment of Long-Lived Assets, Discontinued Operations, Property Held for Sale and Store Closings

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

The Company recognized the following impairment charges to income from operations:

	Two Quarters Ended
	March 15, 2017	March 9, 2016
	(28 weeks)	(28 weeks)
	(In thousands, except per share data)
Provision for asset impairments and restaurant closings, net	$6,250	$37
Net loss (gain) on disposition of property and equipment	414	(835)

	$6,664	$(798)
Effect on EPS:
Basic	$0.23	$0.03
Assuming dilution	$0.23	$0.03

The approximate $6.3 million impairment charge for the two quarters ended March 15, 2017 is primarily related to assets at 13 locations, goodwill at six locations, and four properties held for sale written down to their fair value.

The approximate $37 thousand impairment charge for the two quarters ended March 9, 2016 is primarily related to goodwill at one underperforming converted Cheeseburger in Paradise leasehold location.

The approximate $0.4 million net loss for the two quarters ended March 15, 2017 is related to the sale of property and equipment.

The approximate $0.8 million net gain for the two quarters ended March 9, 2016 is primarily related to the sale of one property.

Discontinued Operations

On March 21, 2014, the Board of Directors of the Company (the "Board) approved a plan focused on improving cash flow from the acquired Cheeseburger in Paradise leasehold locations. This underperforming Cheeseburger in Paradise leasehold disposal plan called for certain Cheeseburger in Paradise restaurants closure or conversion to Fuddruckers restaurants. As of March 15, 2017, no locations were classified as discontinued operations in this plan.

As a result of the first quarter fiscal 2010 adoption of the Company’s Cash Flow Improvement and Capital Redeployment Plan, the Company reclassified 24 Luby’s Cafeterias to discontinued operations. As of March 15, 2017, one location remains held for sale.

The following table sets forth the assets and liabilities for all discontinued operations:

	March 15, 2017	August 31, 2016
	(In thousands)
Prepaid expenses	$—	$1
Assets related to discontinued operations—current	$—	$1
Property and equipment	$1,872	$1,872
Deferred tax assets	958	1,320
Assets related to discontinued operations—non-current	$2,830	$3,192
Deferred income taxes	$384	$361
Accrued expenses and other liabilities	3	51
Liabilities related to discontinued operations—current	$387	$412
Other liabilities	$16	$17
Liabilities related to discontinued operations—non-current	$16	$17

As of March 15, 2017, under both closure plans, the Company had one property classified as discontinued operations. The asset carrying value of the owned property was approximately $1.9 million and is included in assets related to discontinued operations. The Company is actively marketing this property for sale. The asset carrying value of the ground lease was previously impaired to zero.

The following table sets forth the sales and pretax losses reported from discontinued operations:

	Two Quarters Ended
	March 15, 2017	March 9, 2016
	(28 weeks)	(28 weeks)
	(In thousands, except discontinued locations)
Sales	$—	$—

Pretax loss	(12)	(147)
Income tax benefit (expense) from discontinued operations	(403)	58
Loss from discontinued operations, net of income taxes	$(415)	$(89)
Discontinued locations closed during the period	—	—

The following table summarizes discontinued operations for the two quarters of fiscal 2017 and 2016:

	Two Quarters Ended
	March 15, 2017	March 9, 2016
	(28 weeks)	(28 weeks)
	(In thousands, except per share data)
Discontinued operating loss	$(12)	$(147)
Impairments	—	—
Net gains (losses)	—	—
Pretax loss	$(12)	$(147)
Income tax benefit (expense) from discontinued operations	(403)	58
Loss from discontinued operations, net of income taxes	$(415)	$(89)
Effect on EPS from discontinued operations—basic	$(0.02)	$(0.00)

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

At March 15, 2017, the Company had four owned properties recorded at approximately $3.9 million in property held for sale.

At August 31, 2016, the Company had five owned properties recorded at approximately $5.5 million in property held for sale.

The Company is actively marketing the locations currently classified as property held for sale.

Abandoned Leased Facilities - Reserve for Store Closing

In fiscal 2016, the Company abandoned three Fuddruckers restaurant leased locations in Illinois, Maryland, and New York and one Luby's cafeteria leased location in Arkansas. Although the Company remains obligated under the terms of the leases for the rent and other costs that may be associated with the leases, the Company decided to cease operations and has no foreseeable plans to occupy the spaces in the future. Therefore, in fiscal 2016, the Company recorded a liability for lease termination expense and charged to earnings, in provision for asset impairments, net, of approximately $0.2 million. The liability is equal to the total amount of rent and other direct costs for the remaining period of time the properties will be unoccupied plus the present value of the amount by which the rent paid by the Company to the landlord exceeds any rent paid to the Company by a tenant under a sublease over the remaining period of the lease terms. Accrued lease termination expense was approximately $65 thousand and $151 thousand as of March 15, 2017 and August 31, 2016, respectively.

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

Construction Activity

From time to time, the Company enters into non-cancelable contracts for the construction of its new restaurants. This construction activity exposes the Company to the risks inherent in this industry, including but not limited to rising material prices, labor shortages, delays in getting required permits and inspections, adverse weather conditions, and injuries sustained by workers, and contract termination expenses. The Company had one such non-cancelable contract with an approximate $73 thousand commitment remaining as of March 15, 2017.

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

Under the terms of the Amended and Restated Master Sales Agreement, the Pappas entities may provide specialized (customized) equipment fabrication and basic equipment maintenance, including stainless steel stoves, shelving, rolling carts, and chef tables. The total costs under the Amended and Restated Master Sales Agreement for custom-fabricated and refurbished equipment in the two quarters ended March 15, 2017 and March 9, 2016 were $4 thousand and zero. Services provided under this agreement are subject to review and approval by the Finance and Audit Committee of the Board.

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

On November 22, 2006, the Company executed a new lease agreement with respect to this shopping center. Effective upon the Company’s relocation and occupancy into the new space in July 2008, the new lease agreement provides for a primary term of approximately 12 years with two subsequent five-year options and gives the landlord an option to buy out the tenant on or after the calendar year 2015 by paying the then unamortized cost of improvements to the tenant. The Company is currently obligated to pay rent of $22.00 per square foot plus maintenance, taxes, and insurance during the remaining primary term of the lease. Thereafter, the lease provides for increases in rent at set intervals. The Company made payments of approximately $207 thousand and approximately $207 thousand in the two quarters ended March 15, 2017 and March 9, 2016, respectively. The new lease agreement was approved by the Finance and Audit Committee.

In the third quarter of fiscal 2014, on March 12, 2014, the Company executed a new lease agreement for one of the Company's Houston Fuddruckers locations with Pappas Restaurants, Inc. The lease provides for a primary term of approximately six years with two subsequent five-year options. Pursuant to the new ground lease agreement, the Company is currently obligated to pay $27.56 per square foot plus maintenance, taxes, and insurance from March 12, 2014 until November 30, 2016. Thereafter, the new ground lease agreement provides for increases in rent at set intervals. The Company made payments of approximately $81 thousand and approximately $80 thousand in the two quarters ended March 15, 2017 and March 9, 2016, respectively.

	Two Quarters Ended
	March 15, 2017	March 9, 2016
	(28 weeks)	(28 weeks)
	(In thousands, except percentages)
Affiliated costs incurred:
General and administrative expenses—professional and other costs	$—	$—
Capital expenditures	4	—
Other operating expenses, occupancy costs and opening costs, including property leases	288	287
Total	$292	$287
Relative total Company costs:
Selling, general and administrative expenses	$22,767	$23,086
Capital expenditures	7,962	10,970
Other operating expenses, occupancy costs and opening costs	45,506	44,905
Total	$76,235	$78,961
Affiliated costs incurred as a percentage of relative total Company costs	0.38%	0.36%

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

Of the 1.1 million shares approved for issuance under the Nonemployee Director Stock Plan, 1.0 million options, restricted stock units and restricted stock awards were granted, and 0.1 million options were canceled or expired and added back into the plan, since the plan’s inception. Approximately 0.2 million shares remain available for future issuance as of March 15, 2017. Compensation cost for share-based payment arrangements under the Nonemployee Director Stock Plan, recognized in selling, general and administrative expenses for the two quarters ended March 15, 2017 and March 9, 2016 were approximately $409 thousand and $357 thousand, respectively.

Of the aggregate 4.1 million shares approved for issuance under the Employee Stock Plan (which amount includes shares authorized under the original plan and shares authorized pursuant to the amended and restated plan effective as of December 5, 2015), 6.1 million options and restricted stock units were granted, and 3.5 million options and restricted stock units were canceled or expired and added back into the plan, since the plan’s inception in 2005. Approximately 1.5 million shares remain available for future issuance as of March 15, 2017. Compensation cost for share-based payment arrangements under the Employee Stock Plan, recognized in selling, general and administrative expenses for the two quarters ended March 15, 2017 and March 9, 2016 were approximately $461 thousand and $653 thousand, respectively. Included in the two quarters ended March 9, 2016, share based compensation cost was approximately $252 thousand, which represented accelerated share-based compensation expense as a result of the cancellation of 312,663 stock options.

The Company previously approved a Total Shareholder Return ("TSR") Performance Based Incentive Plan which provides for a right to receive an unspecified number of shares of common stock under the Employee Stock Plan based on the total shareholder return ranking compared to a selection of peer companies over a three-year cycle, for each plan year. The award value varies from 0% to 200% of a base amount, as a result of the Company’s TSR performance in comparison to its peers over the measurement period. The number of shares at the end of the three-year period will be determined as the award value divided by the closing stock price on the last day of each fiscal year accordingly. Since the plan provides for an undeterminable number of awards, the plan is accounted for as a liability based plan. As of March 15, 2017, the estimated fair value of the performance awards liability for 2015, 2016 and 2017 plan years was $550 thousand, $634 thousand, and $197 thousand, respectively. The estimated liability has been determined based on a Monte Carlo simulation model. Based on this estimate, management accrues expense ratably over the three-year service periods. A valuation estimate of the future liability associated with each fiscal year's performance award plan will be performed periodically with adjustments made to the outstanding liability at each reporting period, as appropriate. For the two quarters ended March 15, 2017 and March 9, 2016, the Company has recorded approximately $588 thousand and $159 thousand, respectively, in non-cash compensation expense in selling, general and administrative expenses related to its TSR Performance Based Incentive Plans.

Stock Options

Stock options granted under either the Employee Stock Plan or the Nonemployee Director Stock Plan have exercise prices equal to the market price of the Company’s common stock at the date of the grant.

Option awards under the Nonemployee Director Stock Plan generally vest 100% on the first anniversary of the grant date and expire ten years from the grant date. No options were granted under the Nonemployee Director Stock Plan in the two quarters ended March 15, 2017. No options to purchase shares were outstanding under this plan as of March 15, 2017.

Options granted under the Employee Stock Plan generally vest 50% on the first anniversary date of the grant date, 25% on the second anniversary of the grant date and 25% on the third anniversary of the grant date, with all options expiring ten years from the grant date. All options granted in the two quarters ended March 15, 2017 were granted under the Employee Stock Plan. Options to purchase 1,427,418 shares at option prices of $3.44 to $11.10 per share remain outstanding as of March 15, 2017.

A summary of the Company’s stock option activity for the quarter ended March 15, 2017 is presented in the following table:

	Shares Under Fixed Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
		(Per share)	(In years)	(In thousands)
Outstanding at August 31, 2016	1,169,238	$4.76	6.6	$178
Granted	295,869	4.26	—	—
Exercised	—	—	—	—
Cancelled	(9,290)	4.49	—	—
Forfeited/Expired	(52,543)	5.13	—	—
Outstanding at March 15, 2017	1,403,274	$4.64	6.9	$—
Exercisable at March 15, 2017	889,251	$4.74	5.7	$—

The intrinsic value for stock options is defined as the difference between the current market value, or closing price on March 15, 2017, and the grant price on the measurement dates in the table above.

Restricted Stock Units

Grants of restricted stock units consist of the Company’s common stock and generally vest after three years. All restricted stock units are cliff-vested. Restricted stock units are valued at the closing market price of the Company’s common stock at the date of grant.

A summary of the Company’s restricted stock unit activity during the two quarters ended March 15, 2017 is presented in the following table:

	Restricted Stock Units	Weighted Average Fair Value	Weighted- Average Remaining Contractual Term
		(Per share)	(In years)
Unvested at August 31, 2016	314,833	$5.23	1.9
Granted	200,549	4.26	—
Vested	(85,738)	6.43	—
Forfeited	(6,320)	—	—
Unvested at March 15, 2017	423,324	$4.54	2.2

At March 15, 2017, there was approximately $1.2 million of total unrecognized compensation cost related to unvested restricted stock units that is expected to be recognized over a weighted-average period of 2.2 years.

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

Note 12. Earnings Per Share

Basic net income per share is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding and unvested restricted stock for the reporting period. Diluted net income per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. For the calculation of diluted net income per share, the basic weighted average number of shares is increased by the dilutive effect of stock options determined using the treasury stock method. Stock options excluded from the computation of net income per share for the quarter ended March 15, 2017 include 1,403,274 shares with exercise prices exceeding market prices and no shares whose inclusion would also be anti-dilutive.

The components of basic and diluted net loss per share are as follows:

	Quarter Ended		Two Quarters Ended
	March 15, 2017	March 9, 2016	March 15, 2017	March 9, 2016
	(12 weeks)	(12 weeks)	(28 weeks)	(28 weeks)
	(In thousands, expect per share data)
Numerator:
Loss from continuing operations	$(12,836)	$(582)	$(18,350)	$(2,321)
Loss from discontinued operations, net of income taxes	(343)	(17)	(415)	(89)
NET LOSS	$(13,179)	$(599)	$(18,765)	$(2,410)
Denominator:
Denominator for basic earnings per share—weighted-average shares	29,522	29,247	29,418	29,182
Effect of potentially dilutive securities:
Employee and non-employee stock options	—	—	—	—
Denominator for earnings per share assuming dilution	29,522	29,247	29,418	29,182
Loss per share from continuing operations:
Basic	$(0.44)	$(0.02)	$(0.62)	$(0.08)
Assuming dilution	$(0.44)	$(0.02)	$(0.62)	$(0.08)
Loss per share from discontinued operations:
Basic	$(0.01)	$(0.00)	$(0.02)	$(0.00)
Assuming dilution	$(0.01)	$(0.00)	$(0.02)	$(0.00)
Net loss per share:
Basic	$(0.45)	$(0.02)	$(0.64)	$(0.08)
Assuming dilution	$(0.45)	$(0.02)	$(0.64)	$(0.08)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s discussion and analysis of financial condition and results of operations should be read in conjunction with the unaudited Consolidated Financial Statements and footnotes for the quarter ended March 15, 2017 included in Item 1 of Part I of this Quarterly Report on Form 10 (this “Form 10-Q”), and the audited Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended August 31, 2016.

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

Percentages may not total due to rounding.

	Quarter Ended		Two Quarters Ended
	March 15, 2017	March 9, 2016	March 15, 2017	March 9, 2016
	(12 weeks)	(12 weeks)	(28 weeks)	(28 weeks)
Restaurant sales	93.9%	93.7%	94.2%	93.9%
Culinary contract services	3.8%	4.3%	3.8%	4.2%
Franchise revenue	2.1%	1.8%	1.8%	1.8%
Vending revenue	0.1%	0.1%	0.1%	0.1%
TOTAL SALES	100.0%	100.0%	100.0%	100.0%

STORE COSTS AND EXPENSES:
(As a percentage of restaurant sales)

Cost of food	27.9%	28.5%	28.2%	28.5%
Payroll and related costs	36.1%	34.6%	35.9%	34.7%
Other operating expenses	17.0%	15.9%	17.7%	16.1%
Occupancy costs	6.6%	6.4%	6.2%	6.1%
Vending revenue	(0.2)%	(0.2)%	(0.2)%	(0.1)%
Store level profit	12.6%	14.8%	12.1%	14.8%

COMPANY COSTS AND EXPENSES:
(As a percentage of total sales)

Opening costs	0.2%	0.2%	0.1%	0.3%
Depreciation and amortization	5.5%	5.7%	5.6%	5.7%
Selling, general and administrative expenses	10.4%	10.7%	11.3%	10.8%
Net loss (gain) on disposition of property and equipment	0.4%	(0.6)%	0.2%	(0.4)%

Culinary Contract Services Costs
(As a percentage of Culinary Contract Services sales)

Cost of culinary contract services	89.5%	89.8%	89.1%	89.9%
Culinary income	10.5%	10.2%	10.9%	10.1%

Franchise Operations Costs
(As a percentage of Franchise Operations)

Cost of franchise operations	24.0%	25.2%	27.5%	27.2%
Franchise income	76.0%	74.8%	72.5%	72.8%

(As a percentage of total sales)
LOSS FROM OPERATIONS	(9.6)%	(0.3)%	(7.3)%	(0.9)%
Interest income	0.0%	0.0%	0.0%	0.0%
Interest expense	(0.8)%	(0.5)%	(0.7)%	(0.6)%
Other income (expense), net	(0.3)%	0.0%	(0.1)%	0.0%
Loss before income taxes and discontinued operations	(10.7)%	(0.8)%	(8.1)%	(1.5)%
Provision (benefit) for income taxes	4.2%	(0.2)%	1.0%	(0.4)%
Loss from continuing operations	(14.9)%	(0.6)%	(9.1)%	(1.1)%
Loss from discontinued operations, net of income taxes	(0.4)%	0.0%	(0.2)%	0.0%
NET LOSS	(15.3)%	(0.6)%	(9.3)%	(1.1)%

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

	Quarter Ended		Two Quarters Ended
	March 15, 2017	March 9, 2016	March 15, 2017	March 9, 2016
	(12 weeks)	(12 weeks)	(28 weeks)	(28 weeks)
	(In thousands)		(In thousands)
Store level profit	$10,226	$12,746	$22,822	$29,530

Plus:
Sales from culinary contract services	3,306	3,918	7,602	8,833
Sales from franchise operations	1,819	1,700	3,691	3,825

Less:
Opening costs	132	174	298	571
Cost of culinary contract services	2,960	3,520	6,771	7,942
Cost of franchise operations	436	428	1,016	1,039
Depreciation and amortization	4,788	5,220	11,338	12,235
Selling, general and administrative expenses	9,008	9,843	22,767	23,086
Provision for asset impairments and restaurant closings, net	5,963	37	6,250	37
Net loss (gain) on disposition of property and equipment	329	(556)	414	(835)
Interest income	(1)	(1)	(3)	(2)
Interest expense	727	495	1,330	1,191
Other income (expense), net	242	(29)	139	90
Provision (benefit) for income taxes	3,603	(185)	2,145	(845)
Loss from continuing operations	$(12,836)	$(582)	$(18,350)	$(2,321)

The following table shows our restaurant unit count as of August 31, 2016 and March 15, 2017.

Restaurant Counts:

	August 31, 2016	FY17 YTD Q2 Openings	FY17 YTD Q2 Closings	March 15, 2017
Luby’s Cafeterias	91	—	—	91
Fuddruckers Restaurants	75	—	(2)	73
Cheeseburger in Paradise	8	—	—	8
Other restaurants(1)	1	—	—	1
Total	175	—	(2)	173

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

As of March 15, 2017, we owned and operated 173 restaurants, of which 91 are traditional cafeterias, 73 are gourmet hamburger restaurants, eight are casual dining restaurants and bars, and one primarily serves seafood. These establishments are located in close proximity to retail centers, business developments and residential areas mostly throughout the United States. Included in the 173 restaurants that we own and operate are 12 restaurants located at six property locations where we operate a side-by-side Luby’s Cafeteria and Fuddruckers on the same property. We refer to these locations as “Combo locations.”

As of March 15, 2017, we operated 23 Culinary Contract Services locations; 14 in the Houston, Texas area and one in each of Dallas, Texas and San Antonio, Texas. Outside of Texas we operate one in each of the following states: North Carolina, Florida, Georgia, Oklahoma, Louisiana, Missouri, and Massachusetts. Luby’s Culinary Contract Services currently provides food service management to healthcare and corporate dining facilities.

As of March 15, 2017, we had 49 franchisees operating 114 Fuddruckers restaurants. Our largest five franchise owners own five to twelve restaurants each. Eighteen franchise owners each own two to four restaurants. The 26 remaining franchise owners each own one restaurant.

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

RESULTS OF OPERATIONS

Quarter Ended March 15, 2017 Compared to Quarter Ended March 9, 2016

Comparability between quarters is affected by the varying lengths of the quarters and quarters ending at different points in the calendar year when seasonal patterns for sales are different.  Both the quarter ended March 15, 2017 and the quarter ended March 9, 2016 consisted of 12 weeks. Both the two quarters ended March 15, 2017 and the two quarters ended March 9, 2016 consisted of 28 weeks.

Sales

	Quarter Ended	Quarter Ended
($000s)	March 15, 2017	March 9, 2016	Increase/ (Decrease)
	(12 weeks)	(12 weeks)	(12 weeks vs 12 weeks)
Restaurant sales	$81,064	$86,314	$(5,250)	(6.1)%
Culinary contract services	3,306	3,918	(612)	(15.6)%
Franchise revenue	1,819	1,700	119	7.0%
Vending revenue	125	137	(12)	(8.8)%
TOTAL SALES	$86,314	$92,069	$(5,755)	(6.3)%

Total sales decreased approximately $5.8 million, or 6.3%, in the quarter ended March 15, 2017 compared to the quarter ended March 9, 2016, consisting primarily of an approximate $5.2 million decrease in restaurant sales, an approximate $0.6 million decrease in Culinary Contract Services sales, offset by an approximate $0.1 million increase in franchise revenue. The other component of total sales is vending revenue, which decreased $12 thousand in the quarter ended March 15, 2017 compared to the quarter ended March 9, 2016.

	Two Quarters Ended	Two Quarters Ended
($000s)	March 15, 2017	March 9, 2016	Increase/ (Decrease)
	(28 weeks)	(28 weeks)	(28 weeks vs 28 weeks)
Restaurant sales	$189,147	$199,861	$(10,714)	(5.4)%
Culinary contract services	7,602	8,833	(1,231)	(13.9)%
Franchise revenue	3,691	3,825	(134)	(3.5)%
Vending revenue	284	295	(11)	(3.7)%
TOTAL SALES	$200,724	$212,814	$(12,090)	(5.7)%

Total sales decreased approximately $12.1 million, or 5.7%, in the two quarters ended March 15, 2017 compared to the two quarters ended March 9, 2016, consisting primarily of an approximate $10.7 million decrease in restaurant sales, an approximate $1.2 million decrease in Culinary Contract Services sales, and an approximate $0.1 million decrease in franchise revenue. The other component of total sales is vending revenue, which decreased $11 thousand in the two quarters ended March 15, 2017 compared to the two quarters ended March 9, 2016.

The Company has three reportable segments: Company-owned restaurants, franchise operations, and culinary contract services.

Company-Owned Restaurants

Restaurant Sales

($000s)	Quarter Ended	Quarter Ended
Restaurant Brand	March 15,	March 9,	Increase/(Decrease)
	2017	2016	$ Amount	% Change
	(12 weeks)	(12 weeks)	(12 weeks vs 12 weeks)
Luby’s Cafeterias	$49,975	$52,915	$(2,940)	(5.6)%
Fuddruckers	22,860	24,567	(1,707)	(6.9)%
Combo locations	4,951	5,295	(344)	(6.5)%
Cheeseburger in Paradise	3,278	3,537	(259)	(7.3)%
Restaurant Sales	$81,064	$86,314	$(5,250)	(6.1)%

Restaurant sales decreased approximately $5.2 million in the quarter ended March 15, 2017, compared to the quarter ended March 9, 2016. Sales at stand-alone Luby's Cafeteria restaurants decreased approximately $2.9 million to approximately $50.0 million; sales from stand-alone Fuddruckers locations decreased approximately $1.7 million to approximately $22.9 million; sales at Combo locations decreased approximately $0.3 million to approximately $5.0 million; and sales at Cheeseburger in Paradise restaurants decreased by approximately $0.3 million to approximately $3.3 million.

The approximate $2.9 million sales decrease in stand-alone Luby's Cafeteria restaurants was the result of the closure of two locations and a 4.4% decrease in same-store sales. The 4.4% Luby's Cafeteria same-store sales decrease was the result of a 6.6% decrease in guest traffic partially offset by a 2.2% increase in average spend per guest. The approximate $1.7 million sales decrease at stand-alone Fuddruckers restaurants was the result of six restaurant closings and a 1.1% decrease in same-store sales, offset by the opening of three Fuddruckers locations. The 1.1% decrease in Fuddruckers same-store sales was the result of a 2.8% decrease in guest traffic offset by a 1.7% increase in average spend per guest. All eight stores that we operate as Cheeseburger in Paradise are included in our same-store grouping and sales at this group of restaurants decreased 7.3% in the quarter ended March 15, 2017 compared to the the quarter ended March 9, 2016. All six Combo location stores are included in our same-store grouping and sales at this group of restaurants decreased 6.5%. Approximately half of the decline in sales occurred at one Combo location. Two of the six Combo locations increased sales by 2.2% and 3.4% respectively.

	Two Quarters Ended	Two Quarters Ended
Restaurant Brand	March 15,	March 9,	Increase/(Decrease)
($000s)	2017	2016	$ Amount	% Change
	(28 weeks)	(28 weeks)	(28 weeks vs 28 weeks)
Luby’s Cafeterias	$118,315	$123,821	$(5,506)	(4.4)%
Fuddruckers	51,608	55,447	(3,839)	(6.9)%
Combo locations	11,577	12,315	(738)	(6.0)%
Cheeseburger in Paradise	7,647	8,278	(631)	(7.6)%
Total Restaurant Sales	$189,147	$199,861	$(10,714)	(5.4)%

Restaurant sales decreased approximately $10.7 million in the two quarters ended March 15, 2017, compared to the two quarters ended March 9, 2016. Sales at stand-alone Luby's Cafeteria restaurants decreased approximately $5.5 million to approximately $118.3 million; sales from stand-alone Fuddruckers locations decreased approximately $3.8 million to approximately $51.6 million; sales at Combo locations decreased approximately $0.7 million to approximately $11.6 million; and sales at Cheeseburger in Paradise restaurants decreased approximately $0.6 million to approximately $7.6 million.

The approximate $5.5 million sales decrease in stand-alone Luby's Cafeteria restaurants was the result of a 3.1% decrease in same-store sales and the closure of two locations (accounting for approximately $1.7 million of this sale decline) compared to the two quarters ended March 9, 2016. The 3.1% decrease in Luby's Cafeteria same-store sales was the result of a 3.7% decrease in guest traffic partially offset by a 0.6% increase in average spend per guest. The approximate $3.8 million sales decrease at stand-alone Fuddruckers restaurants was the result of six restaurant closures and a same-store sales decrease of 1.4%, offset by the opening of one location. Fuddruckers same-store sales decrease of 1.4% was the result of a 2.7% decline in guest traffic offset by a 1.3% increase in average spend per guest. The approximate $0.7 million decrease in sales at our Combo locations was due to a 4.3% decrease in same-store sales and compares against a high volume sales period in the prior year following the opening of our sixth Combo location. The decline in sales at this sixth Combo location accounted for approximately one-half of the sales decline at Combo locations. All eight stores that we operate as Cheeseburger in Paradise are included in our same-store grouping and this group of restaurants realized a 7.6% decrease in sales in the two quarters ended March 15, 2017 compared to the two quarters ended March 9, 2016.

Cost of Food

	Quarter Ended	Quarter Ended
($000s)	March 15, 2017	March 9, 2016	Increase/ (Decrease)
	(12 weeks)	(12 weeks)	(12 weeks vs 12 weeks)
Cost of food	$22,583	$24,600	$(2,017)	(8.2)%
As a percentage of restaurant sales	27.9%	28.5%		(0.6)%

Cost of food decreased approximately $2.0 million, or 8.2%, in the quarter ended March 15, 2017 compared to the quarter ended March 9, 2016 with lower guest traffic levels and lower average food commodity prices. As a percentage of restaurant sales, cost of food decreased 0.6% to 27.9% in the quarter ended March 15, 2017 compared to the quarter ended March 9, 2016 due to lower average food commodity prices and a lower level of menu price discounting. Food commodity prices for our basket of food commodity purchases decreased approximately 3.0% at our Luby’s Cafeterias locations and approximately 2.0% at our Fuddruckers restaurants in the quarter ended March 15, 2017.

	Two Quarters Ended	Two Quarters Ended
($000s)	March 15, 2017	March 9, 2016	Increase/ (Decrease)
	(28 weeks)	(28 weeks)	(28 weeks vs 28 weeks)
Cost of food	$53,433	$57,034	$(3,601)	(6.3)%
As a percentage of restaurant sales	28.2%	28.5%		(0.3)%

Cost of food decreased approximately $3.6 million, or 6.3%, for the two quarters ended March 15, 2017 compared to the two quarters ended March 9, 2016 with lower guest traffic levels and lower average food commodity prices. As a percentage of restaurant sales, cost of food decreased 0.3% to 28.2% in the two quarters ended March 15, 2017 compared to the two quarters ended March 9, 2016 due to lower average food commodity prices, modest price increases, and a lower level of menu price discounting. Food commodity prices for our basket of food commodity purchases decreased approximately 3.0% at our Luby’s Cafeterias locations and approximately 3.5% at our Fuddruckers restaurants for the two quarters ended March 15, 2017.

Payroll and Related Costs

	Quarter Ended	Quarter Ended
($000s)	March 15, 2017	March 9, 2016	Increase/ (Decrease)
	(12 weeks)	(12 weeks)	(12 weeks vs 12 weeks)
Payroll and related costs	$29,295	$29,834	$(539)	(1.8)%
As a percentage of restaurant sales	36.1%	34.6%		1.5%

Payroll and related costs decreased approximately $0.5 million in the two quarters ended March 15, 2017 compared to the two quarters ended March 9, 2016. The decrease reflects operating six fewer restaurants, lower associate hours scheduled and deployed on the decreased level of guest traffic, and reducing overtime hours deployed, partially offset by higher average hourly wage rates. Payroll and related costs includes an approximate $0.5 million reduction in workers' compensation liability estimates in the quarter ended March 9, 2016 and less than an approximate $0.1 million reduction in workers' compensation liability estimates in the quarter ended March 15, 2017. As a percentage of restaurant sales, payroll and related costs increased 1.5% to 36.1% in the quarter ended March 15, 2017 compared to 34.6% in the quarter ended March 9, 2016 due to (1) the fixed cost component of labor costs (mainly management labor) with lower same-store sales levels; (2) comparison to the approximate $0.5 million reduction in workers' compensation liability estimates in the prior year quarter ended March 9, 2016; and (3) higher average hourly wage rates; partially offset by (4) reduced overtime hours deployed.

	Two Quarters Ended	Two Quarters Ended
($000s)	March 15, 2017	March 9, 2016	Increase/ (Decrease)
	(28 weeks)	(28 weeks)	(28 weeks vs 28 weeks)
Payroll and related costs	$67,968	$69,258	$(1,290)	(1.9)%
As a percentage of restaurant sales	35.9%	34.7%		1.2%

Payroll and related costs decreased approximately $1.3 million in the two quarters ended March 15, 2017 compared to the two quarters ended March 9, 2016 due to operating six fewer restaurants, lower associate hours scheduled and deployed on the decreased level of guest traffic, and reducing overtime hours deployed, partially offset by higher average hourly wage rates. The two quarters ended March 15, 2017 includes an approximate $0.5 million reduction in workers' compensation liability estimates and the two quarters ended March 9, 2016 includes an approximate $0.8 million reduction in workers' compensation liability estimates. As a percentage of restaurant sales, payroll and related costs increased 1.2%, to 35.9% in the two quarters ended March 15, 2017 compared to 34.7% in the two quarters ended March 9, 2016 due to the fixed cost component of labor costs (mainly management labor) with lower same-store sales levels.

Other Operating Expenses

	Quarter Ended	Quarter Ended
($000s)	March 15, 2017	March 9, 2016	Increase/ (Decrease)
	(12 weeks)	(12 weeks)	(12 weeks vs 12 weeks)
Other operating expenses	$13,763	$13,736	$27	0.2%
As a percentage of restaurant sales	17.0%	15.9%		1.1%

Other operating expenses primarily include restaurant-related expenses for utilities, repairs and maintenance, local store advertising, property and liability insurance losses above insurance deductibles, services and supplies. Other operating expenses increased approximately $27 thousand, or 0.2%, in the quarter ended March 15, 2017 compared to the quarter ended March 9, 2016, due primarily to (1) an approximate $0.2 million increase in restaurant services including higher computer network connectivity, point of sale software, and food-to-go delivery charges to third parties; (2) an approximate $0.2 million increase in repairs and maintenance expense; partially offset by (3) an approximate $0.4 million decrease in restaurant supplies expense, including cleaning supplies, kitchen supplies, paper supplies, and office supplies due to operating six fewer restaurants and implementation of cost savings initiatives. As a percentage of restaurant sales, other operating expenses increased 1.1%, to 17.0%, in the quarter ended March 15, 2017, compared to 15.9% for the the quarter ended March 15, 2017 due to the net cost increases enumerated above on lower overall same-store sales volumes.

	Two Quarters Ended	Two Quarters Ended
($000s)	March 15, 2017	March 9, 2016	Increase/ (Decrease)
	(28 weeks)	(28 weeks)	(28 weeks vs 28 weeks)
Other operating expenses	$33,411	$32,157	$1,254	3.9%
As a percentage of restaurant sales	17.7%	16.1%		1.6%

Other operating expenses increased by approximately $1.3 million, or 3.9%, in the two quarters ended March 15, 2017 compared to the two quarters ended March 9, 2016, due primarily to (1) an approximate $1.0 million increase in repairs and maintenance expense; (2) an approximate $0.6 million increase in restaurant services expenses including higher computer network connectivity, point of sale software, restaurant security, and food-to-go delivery charges to third parties; (3) an approximate $0.2 million increase in utilities expense; partially offset by (4) an approximate $0.5 million decrease in restaurant supplies expense, including cleaning supplies, kitchen supplies, paper supplies, and office supplies due to operating six fewer restaurants and implementation of cost savings initiatives. As a percentage of restaurant sales, other operating expenses increased 1.6%, to 17.7%, in the two quarters ended March 15, 2017, compared to 16.1% for the two quarters ended March 9, 2016 due to cost increases enumerate above on lower overall same-store sales volumes.

Occupancy Costs

	Quarter Ended	Quarter Ended
($000s)	March 15, 2017	March 9, 2016	Increase/ (Decrease)
	(12 weeks)	(12 weeks)	(12 weeks vs 12 weeks)
Occupancy costs	$5,322	$5,535	$(213)	(3.8)%
As a percentage of restaurant sales	6.6%	6.4%		0.2%

Occupancy costs include property lease expense, property taxes, common area maintenance charges, and property insurance expense. Occupancy costs decreased approximately $0.2 million to approximately $5.3 million in the quarter ended March 15, 2017 compared to the quarter ended March 9, 2016. The decrease was primarily due to a decrease in rent and property taxes associated with operating six fewer restaurants in the quarter ended March 15, 2017 compared to the quarter ended March 9, 2016, partially offset by higher property insurance costs. As a percentage of restaurant sales, other occupancy costs increased 0.2%, to 6.6%, in the quarter ended March 15, 2017, compared to 6.4% in the the quarter ended March 9, 2016.

	Two Quarters Ended	Two Quarters Ended
($000s)	March 15, 2017	March 9, 2016	Increase/ (Decrease)
	(28 weeks)	(28 weeks)	(28 weeks vs 28 weeks)
Occupancy costs	$11,797	$12,177	$(380)	(3.1)%
As a percentage of restaurant sales	6.2%	6.1%		0.1%

Occupancy costs decreased approximately $0.4 million to approximately $11.8 million in the two quarters ended March 15, 2017 compared to the two quarters ended March 9, 2016. The decrease was primarily due to a decrease in rent and property taxes associated with operating six fewer restaurants in the two quarters ended March 15, 2017 compared to the two quarters ended March 9, 2016 as well as comparison to the two quarters ended March 9, 2016 when rent reserves and property tax estimates were increased, partially offset by higher property insurance costs.

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

	Quarter Ended	Quarter Ended
($000s)	March 15, 2017	March 9, 2016	Increase/ (Decrease)
	(12 weeks)	(12 weeks)	(12 weeks vs 12 weeks)
Franchise revenue	$1,819	$1,700	$119	7.0%
Cost of franchise operations	436	428	8	1.9%
Franchise profit	$1,383	$1,272	$111	8.7%
Franchise profit as a percentage of franchise revenue	76.0%	74.8%		1.2%

Franchise revenue increased $119 thousand in the quarter ended March 15, 2017 compared to the quarter ended March 9, 2016. The $119 thousand increase in franchise revenue includes (1) an approximate $291 thousand increase in non-royalty related fee income due primarily to realized franchise development fees, partially offset by (2) an approximate $172 thousand decrease in franchise royalties due in part to the closure of certain franchise locations, lower international royalty income, and same-store sales declines at franchise locations.

	Two Quarters Ended	Two Quarters Ended
($000s)	March 15, 2017	March 9, 2016	Increase/ (Decrease)
	(28 weeks)	(28 weeks)	(28 weeks vs 28 weeks)
Franchise revenue	$3,691	$3,825	$(134)	(3.5)%
Cost of franchise operations	1,016	1,039	(23)	(2.2)%
Franchise profit	$2,675	$2,786	$(111)	(4.0)%
Franchise profit as a percentage of franchise revenue	72.5%	72.8%		(0.3)%

Franchise revenue decreased $134 thousand in the two quarters ended March 15, 2017 compared to the two quarters ended March 9, 2016. The $134 thousand decrease in franchise revenue includes (1) an approximate $323 thousand decrease in franchise royalties due in part to the closure of certain franchise locations, lower international royalty income, and same-store sales declines at franchise locations, partially offset by (2) an approximate $189 thousand increase in non-royalty related fee income due primarily to realized franchise development fees, partially offset by lower fee income related to fewer franchise openings.

Cost of Franchise Operations

Cost of franchise operations includes the direct costs associated with supporting franchisees with opening new Fuddruckers franchised restaurants and the corporate overhead expenses associated with generating franchise revenue. These corporate expenses primarily include the salaries and benefits, travel and related expenses, and other expenses for employees whose primary job function involves supporting our franchise owners and the development of new franchise locations. Cost of franchise operations increased $8 thousand in the quarter ended March 15, 2017 compared to the quarter ended March 9, 2016. Franchise profit, defined as Franchise revenue less Cost of franchise operations, increased $111 thousand in the quarter ended March 15, 2017 compared to the quarter ended March 9, 2016 due to the higher non-royalty fee income discussed above in franchise revenue. Franchisees opened two international locations (in Canada and Panama) and one domestic location (in Nevada) in the quarter ended March 15, 2017. Two locations also closed in the quarter ended March 15, 2017.

Cost of franchise operations decreased approximately $23 thousand, or 2.2%, in the two quarters ended March 15, 2017 compared to the two quarters ended March 9, 2016. Franchise profit, defined as Franchise revenue less Cost of franchise operations, decreased approximately $111 thousand in the two quarters ended March 15, 2017 compared to the two quarters ended March 9, 2016. Franchisees opened seven locations and closed six locations in the two quarters ended March 15, 2017.

Culinary Contract Services

Culinary Contract Services is a business line servicing healthcare, higher education, and corporate dining clients. The healthcare accounts are full service and typically include in-room delivery, catering, vending, coffee service and retail dining. We operated 23 Culinary Contract Services locations at the end of the quarter ended March 15, 2017 and 28 at the end of the quarter ended March 9, 2016. We focus on clients who are able to enter into agreements in which all operating costs are reimbursed to us and we generally charge a fixed fee. These agreements typically present lower financial risk to the company.

	Quarter Ended	Quarter Ended
($000s)	March 15, 2017	March 9, 2016	Increase/ (Decrease)
	(12 weeks)	(12 weeks)	(12 weeks vs 12 weeks)
Culinary contract services sales	$3,306	$3,918	$(612)	(15.6)%
Cost of culinary contract services	2,960	3,520	(560)	(15.9)%
Culinary contract profit	$346	$398	$(52)	(13.1)%
Culinary contract services profit as a percentage of Culinary contract services sales	10.5%	10.2%		0.3%

Culinary Contract Services sales decreased approximately $0.6 million, or 15.6%, in the quarter ended March 15, 2017 compared to the quarter ended March 9, 2016. The decrease in Culinary Contract Services revenue was primarily the result of a decrease in the number of locations operated and a change in the mix of our Culinary agreements with clients.

Cost of Culinary Contract Services includes the food, payroll and related costs, other direct operating expenses, and corporate overhead expenses associated with generating Culinary Contract Services sales. Cost of Culinary Contract Services decreased approximately $0.6 million, or 15.9%, in the quarter ended March 15, 2017 compared to the quarter ended March 9, 2016. Culinary Contract Services profit margin, defined as Culinary Contract Services sales less Cost of Culinary Contract Services, increased to 10.5% in the quarter ended March 15, 2017 from 10.2% in the the quarter ended March 9, 2016 due to the change in the mix of our Culinary agreements with clients.

	Two Quarters Ended	Two Quarters Ended
($000s)	March 15, 2017	March 9, 2016	Increase/ (Decrease)
	(28 weeks)	(28 weeks)	(28 weeks vs 28 weeks)
Culinary contract services sales	$7,602	$8,833	$(1,231)	(13.9)%
Cost of culinary contract services	6,771	7,942	(1,171)	(14.7)%
Culinary contract profit	$831	$891	$(60)	(6.7)%
Culinary contract services profit as a percentage of Culinary contract services sales	10.9%	10.1%		0.8%

Culinary Contract Services sales decreased approximately $1.2 million, or 13.9%, in the two quarters ended March 15, 2017 compared to the two quarters ended March 9, 2016. The decrease in Culinary Contract Services sales was the result of higher sales volume locations ceasing operations over the past 12 months, replaced with locations that are smaller in nature and thus generate lower sales volumes and a decrease in overall locations in operation.

Cost of Culinary Contract Services includes the food, payroll and related costs, other direct operating expenses, and corporate overhead expenses associated with generating Culinary Contract Services sales. Cost of Culinary Contract Services decreased approximately $1.2 million, or 14.7%, in the two quarters ended March 15, 2017 compared to the two quarters ended March 9, 2016, consistent with a decrease in Culinary Contract Services sales. Culinary Contract Services profit margin, defined as Culinary Contract Services sales less Cost of Culinary Contract Services, increased to 10.9% in the two quarters ended March 15, 2017 from 10.1% in the two quarters ended March 9, 2016.

 Company-wide Expenses

Opening Costs

Opening costs include labor, supplies, occupancy, and other costs necessary to support the restaurant through its opening period. Opening costs were approximately $0.1 million in the quarter ended March 15, 2017 compared to approximately $0.2 million in the quarter ended March 9, 2016. Both quarters included carrying costs of locations to be developed for future restaurant openings. The approximate $0.1 million in opening costs in the quarter ended March 15, 2017 included the carrying costs for two locations where we previously operated as Cheeseburger in Paradise restaurants and the pre-opening costs for one Fuddruckers that opened after the quarter ended March 15, 2017. The approximate $0.2 million in opening costs in the quarter ended March 9, 2016 included the carrying costs for two locations where we previously operated Cheeseburger in Paradise restaurants and the opening cost for one Fuddruckers location.

Opening costs were approximately $0.3 million in the two quarters ended March 15, 2017 compared to approximately $0.6 million in the two quarters ended March 9, 2016. Both two-quarter periods included carrying costs of locations to be developed for future restaurant openings. The approximate $0.3 million in opening costs in the two quarters ended March 15, 2017 included the carrying costs for two locations where we previously operated as Cheeseburger in Paradise restaurants and the pre-opening costs for one Fuddruckers that opened after the two quarters ended March 15, 2017. The approximate $0.6 million in opening costs in the two quarters ended March 9, 2016 included the carrying costs for five locations where we previously operated Cheeseburger in Paradise restaurants and the opening costs for three Fuddruckers restaurants that opened in the two quarters ended March 9, 2016.

Depreciation and Amortization Expense

	Quarter Ended	Quarter Ended
($000s)	March 15, 2017	March 9, 2016	Increase/ (Decrease)
	(12 weeks)	(12 weeks)	(12 weeks vs 12 weeks)
Depreciation and amortization	$4,788	$5,220	$(432)	(8.3)%
As a percentage of total sales	5.5%	5.7%		(0.2)%

Depreciation and amortization expense decreased by approximately $0.4 million, or 8.3%, in the quarter ended March 15, 2017 compared to the quarter ended March 9, 2016 due primarily to reduced capital investment and certain assets reaching the end of their depreciable lives.

	Two Quarters Ended	Two Quarters Ended
($000s)	March 15, 2017	March 9, 2016	Increase/ (Decrease)
	(28 weeks)	(28 weeks)	(28 weeks vs 28 weeks)
Depreciation and amortization	$11,338	$12,235	$(897)	(7.3)%
As a percentage of total sales	5.6%	5.7%		(0.1)%

Depreciation and amortization expense decreased by approximately $0.9 million, or 7.3%, in the two quarters ended March 15, 2017 compared to the two quarters ended March 9, 2016 due primarily to reduced capital investment and certain assets reaching the end of their depreciable lives.

Selling, General and Administrative Expenses

	Quarter Ended	Quarter Ended
($000s)	March 15, 2017	March 9, 2016	Increase/ (Decrease)
	(12 weeks)	(12 weeks)	(12 weeks vs 12 weeks)
General and administrative expenses	$7,517	$8,325	$(808)	(9.7)%
Marketing and advertising expenses	1,491	1,518	(27)	(1.8)%
Selling, general and administrative expenses	$9,008	$9,843	$(835)	(8.5)%
As a percentage of total sales	10.4%	10.7%		(0.3)%

Selling, general and administrative expenses include corporate salaries and benefits-related costs, including restaurant area leaders, share-based compensation, marketing and advertising expenses, professional fees, travel and recruiting expenses and other office expenses. Selling, general and administrative expenses decreased approximately $0.8 million, or 8.5%, in the quarter ended March 15, 2017 compared to the quarter ended March 9, 2016. The decrease in selling, general and administrative expenses include (1) an approximate $0.6 million decrease in salaries, benefits, and other compensation expenses; (2) an approximate $0.1 million decrease in corporate travel expenses; and (3) and approximate $0.1 million decrease in group health insurance costs.

As a percentage of total revenue, selling, general and administrative expenses decreased to 10.4% in the quarter ended March 15, 2017, compared to 10.7% in the the quarter ended March 9, 2016.

	Two Quarters Ended	Two Quarters Ended
($000s)	March 15, 2017	March 9, 2016	Increase/ (Decrease)
	(28 weeks)	(28 weeks)	(28 weeks vs 28 weeks)
General and administrative expenses	$18,950	$19,780	$(830)	(4.2)%
Marketing and advertising expenses	3,817	3,306	511	15.5%
Selling, general and administrative expenses	$22,767	$23,086	$(319)	(1.4)%
As a percentage of total sales	11.3%	10.8%		0.5%

Selling, general and administrative expenses decreased approximately $0.3 million, or 1.4%, in the two quarters ended March 15, 2017 compared to the two quarters ended March 9, 2016. The decrease in selling, general and administrative expenses include (1) an approximate $1.1 million decrease in salaries, benefits, and other compensation expenses; and (2) an approximate $0.4 million reduction in corporate travel expenses; partially offset by (3) an approximate $0.4 million increase in outside professional service fees; (4) an approximate $0.5 million increase in marketing and advertising expenses; and (5) an approximate $0.3 million increase in other corporate overhead expenses. The approximate $0.5 million increase in marketing and advertising expenses includes sponsorships and partnerships with sports teams that we believe enhance our visibility and appeal within our core markets as well as other marketing commitments entered into prior to the start of the two quarters ended March 15, 2017. As a percentage of total sales, selling, general and administrative expenses increased to 11.3% in the two quarters ended March 15, 2017, compared to 10.8% in the two quarters ended March 9, 2016.

Provision for Asset Impairments and Restaurant Closings, net

The approximate $6.0 million impairment charge for the quarter ended March 15, 2017 is related to assets at 13 locations, goodwill at six locations, and two properties held for sale written down to their fair value. The approximate $37 thousand impairment charge for the quarter ended March 9, 2016 is primarily related to goodwill at one underperforming converted Cheeseburger in Paradise leasehold location.

The approximate $6.3 million impairment charge for the two quarters ended March 15, 2017 is related to assets at 13 locations, goodwill at six locations, and four properties held for sale written down to their fair value. The approximate $37 thousand impairment charge for the two quarters ended March 9, 2016 is primarily related to goodwill at one underperforming converted Cheeseburger in Paradise leasehold location.

Net (Gain) Loss on Disposition of Property and Equipment

Loss on disposition of property and equipment was approximately $0.3 million in the quarter ended March 15, 2017 and reflects normal asset retirement activity and a write-off at one location. The gain on disposition of property and equipment was approximately $0.6 million in the quarter ended March 9, 2016 and primarily reflects the gain on the sale of one property that previously operated as a Luby's cafeteria, partially offset by normal asset retirement activity.

Loss on disposition of property and equipment was approximately $0.4 million in the two quarters ended March 15, 2017 and primarily reflects reflects normal asset retirement activity and a write-off at one location. The gain on disposition of property and equipment was approximately $0.8 million in the two quarters ended March 9, 2016 related primarily to the gain on the sale of one property that previously operated as a Luby's cafeteria and the sale of one property that we had previously acquired for possible development, offset by normal asset retirement activity.

Interest Income

Interest income was $1 thousand in the quarter ended March 15, 2017 and in the quarter ended March 9, 2016 .

Interest income was $3 thousand in the two quarters ended March 15, 2017 and $2 thousand in the two quarters ended March 9, 2016.

Interest Expense

Interest expense increased approximately $0.2 million to approximately $0.7 million in the quarter ended March 15, 2017 compared to the quarter ended March 9, 2016. The increase in interest expense reflects acceleration of deferred financing fees related to the extinguishment of debt as well as higher average debt balances.

Interest expense increased $0.1 million to approximately $1.3 million in the two quarters ended March 15, 2017 compared to the two quarters ended March 9, 2016. The increase in interest expense reflects higher average debt balances. Both the two quarters ended March 15, 2017 and the two quarters ended March 9, 2016 include acceleration of deferred financing fees.

Other Income, Net

Other income, net, consisted primarily of the following components: net rental property income and expenses relating to property for which we are the landlord; prepaid sales tax discounts earned through our participation in state tax prepayment programs; oil and gas royalty income; and changes in the fair value of our interest rate swap agreement. Other income, net, in the quarter ended March 15, 2017 decreased $0.3 million compared to the quarter ended March 9, 2016 due primarily to (1) lower net rental income and (2) a decrease in sales tax discounts as we did not participate in state tax prepayment programs fully in the quarter ended March 15, 2017.

Other income, net, in the two quarters ended March 15, 2017 decreased approximately $49 thousand compared to the two quarters ended March 9, 2016 due primarily to (1) lower net rental income; (2) a decrease in sales tax discounts as we did not participate in state tax prepayment programs fully in the quarter ended March 15, 2017; and (3) recording a net reduction in the fair value of our interest rate swap agreement; offset by (4) a decrease in discounts related to a lower volume of sales of pre-paid gift cards.

Taxes

For the quarter ended March 15, 2017, the income taxes related to continuing operations resulted in a tax provision of approximately $3.6 million compared to a tax benefit of approximately $0.2 million for the quarter ended March 9, 2016. For the two quarters ended March 15, 2017, the income taxes related to continuing operations resulted in a tax provision of approximately $2.1 million compared to a tax benefit of approximately $0.8 million for the two quarters ended March 9, 2016.

The effective tax rate, (ETR), from continuing operations was a negative 39.0% and a negative 20.2% for the quarter and two quarters ended March 15, 2017, respectively. The ETR for the quarter ended March 15, 2017 differs from the federal statutory rate of 34% due to the federal jobs credits, state income taxes and other discrete items.

Discontinued Operations

Loss from discontinued operations was approximately $0.3 million in the quarter ended March 15, 2017 compared to a loss of $17 thousand in the quarter ended March 9, 2016. The loss from discontinued operations of approximately $0.3 million in the quarter ended March 15, 2017 was related to an approximate $0.3 million tax provision. The loss from discontinued operations of $17 thousand in the quarter ended March 9, 2016 consisted of $29 thousand in carrying costs associated with assets related to discontinued operations partially offset by a $12 thousand tax benefit.

Loss from discontinued operations was approximately $0.4 million in the two quarters ended March 15, 2017 compared to a loss of $89 thousand in the two quarters ended March 9, 2016. The loss from discontinued operations of approximately $0.4 million in the two quarters ended March 15, 2017 was related to a tax provision of approximately $0.4 million. The loss from discontinued operations of $89 thousand in the two quarters ended March 9, 2016 consisted of $147 thousand in carrying costs associated with assets related to discontinued operations partially offset by a $58 thousand tax benefit.

LIQUIDITY AND CAPITAL RESOURCES

Cash and Cash Equivalents

General. Our primary sources of short-term and long-term liquidity are cash flows from operations, our Revolver (as defined below), and our Term Loan (as defined below). During the two quarters ended March 15, 2017, cash provided by operating activities was approximately $6.6 million offset by cash used in investing activities of approximately $6.3 million and cash used in financing activities of approximately $0.3 million. Cash and cash equivalents remained relatively unchanged in the two quarters ended March 15, 2017 compared to an approximate $0.1 million decrease in the two quarters ended March 9, 2016. We plan to continue the level of capital and repair and maintenance expenditures necessary to keep our restaurants attractive and operating efficiently.

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

The following table summarizes our cash flows from operating, investing and financing activities:

	Two Quarters Ended
	March 15, 2017	March 9, 2016
	(28 weeks)	(28 weeks)
	(In thousands)
Total cash provided by (used in):
Operating activities	$6,603	$7,191
Investing activities	(6,331)	(6,786)
Financing activities	(259)	(467)
Net increase (decrease) in cash and cash equivalents	$13	$(62)

Operating Activities. Cash provided by operating activities was approximately $6.6 million in the two quarters ended March 15, 2017, an approximate $0.6 million decrease from the two quarters ended March 9, 2016. The $0.6 million decrease in cash provided by operating activities is due to an approximate $6.0 million decrease in cash provided by operations before changes in operating assets and liabilities less an approximate $5.4 million increase in cash provided by changes in operating assets and liabilities for the two quarters ended March 15, 2017.

Cash provided by operating activities before changes in operating assets and liabilities was approximately $2.8 million in the two quarters ended March 15, 2017, an approximate $6.0 million decrease compared to the two quarters ended March 9, 2016. The $6.0 million decrease in cash provided by operating activities before changes in operating assets and liabilities was primarily due to decreased store-level profit from our Company-owned restaurants.

Changes in operating assets and liabilities was an approximate $3.8 million source of cash in the two quarters ended March 15, 2017 and an approximate $1.6 million use of cash in the two quarters ended March 9, 2016. The $5.4 million increase in the source of cash was due to differences in the change in asset and liability balances between the two quarters ended March 15, 2017 and the two quarters ended March 9, 2016. Increases in current asset accounts are a use of cash while decreases in current asset accounts are a source of cash. During the two quarters ended March 15, 2017, the change in trade accounts and other receivables was an approximate $0.5 million source of cash which was an approximate $0.7 million increase over the use of cash in the two quarters ended March 9, 2016. The change in food and supplies inventory during the quarter ended March 15, 2017 was approximately zero which was an approximate $0.8 million increase from the use of cash in the two quarters ended March 9, 2016. The change in prepaid expenses and other assets was an approximate $0.2 million source of cash during the two quarters ended March 15, 2017, which was an approximate $0.2 million decrease in the source of cash from the two quarters ended March 9, 2016.

Increase in current liability accounts are a source of cash, while decreases in current liability accounts are a use of cash. During the two quarters ended March 15, 2017, changes in the balances of accounts payable, accrued expenses and other liabilities was an approximate $3.1 million source of cash, compared to a use of cash of approximately $1.0 million during the two quarters ended March 9, 2016.

Investing Activities. We generally reinvest available cash flows from operations to develop new restaurants, maintain and enhance existing restaurants and support Culinary Contract Services. Cash used by investing activities was approximately $6.3 million in the two quarters ended March 15, 2017 and approximately $6.8 million in the two quarters ended March 9, 2016. Capital expenditures were approximately $8.0 million in the two quarters ended March 15, 2017 and approximately $11.0 million in the two quarters ended March 9, 2016. Proceeds from the disposal of assets were approximately $1.6 million in the two quarters ended March 15, 2017 and approximately $4.2 million in the two quarters ended March 9, 2016.

Financing Activities. Cash used in financing activities was approximately $0.3 million in the two quarters ended March 15, 2017 compared to an approximate $0.5 million use of cash during the two quarters ended March 9, 2016. Cash flows from financing activities was primarily the result of borrowings and repayments related to the 2013 Credit Facility, our Revolver, and our Term Loan. During the two quarters ended March 15, 2017, cash provided by financing activities was approximately $1.0 million based on our total net borrowings. As a result of our first quarter 2017 refinancing, repayments on the 2013 Credit Facility and the Revolver exceeded borrowings by approximately $34.0 million and borrowing from the Term Loan provided $35.0 million. Principal payments on our Term Loan amounted to $0.6 million in the two quarters ended March 15, 2017. During the two quarters ended March 9, 2016, borrowings exceeded repayments of the 2013 Credit Facility by approximately $0.5 million.

Status of Long-Term Investments and Liquidity

At March 15, 2017, we did not hold any long-term investments.

Status of Trade Accounts and Other Receivables, Net

We monitor the aging of our receivables, including Fuddruckers franchising related receivables, and record provisions for uncollectable accounts, as appropriate. Credit terms of accounts receivable associated with our CCS business vary from 30 to 45 days based on contract terms.

Working Capital

Current assets decreased approximately $0.9 million in the two quarters ended March 15, 2017 compared to a decrease of approximately $0.1 million in the quarter ended March 9, 2016. In the two quarters ended March 15, 2017, trade accounts and other receivables, net, decreased approximately $0.5 million, deferred income taxes decreased approximately $0.3 million, and prepaid expenses decreased approximately $0.1 million. In the two quarters ended March 9, 2016, food and supply inventories and trade accounts and other receivables, net increased approximately $0.3 million and $0.2 million, respectively, partially offset by decreases in prepaid expenses and cash of approximately $0.5 million and $0.1 million, respectively.

Current liabilities increased approximately $5.8 million in the two quarters ended March 15, 2017 compared to a decrease of approximately $0.6 million in the two quarters ended March 9, 2016. In the two quarters ended March 15, 2017, current portion of credit facility debt increased approximately $2.5 million, salaries and incentives increased approximately $1.2 million, unredeemed gift cards increased approximately $0.9 million, accounts payable increased approximately $0.8 million, accrued taxes other than income taxes increased approximately $0.3 million and accrued professional fees increased approximately $0.2 million; partially offset by an approximate $0.1 million decrease in operating expenses. In the two quarters ended March 9, 2016, unredeemed gift cards increased approximately $1.0 million, salaries and incentives increased approximately $0.7 million, income taxes and other increased approximately $0.3 million and accrued claims and insurance increased approximately $0.1 million; partially offset by decreases in taxes other than income of approximately $1.4 million, accounts payable of approximately $1.1 million and accrued operating expenses of approximately $0.2 million.

Capital Expenditures

Capital expenditures consist of purchases of real estate for future restaurant sites, Culinary Contract Services investments, new unit construction, purchases of new and replacement restaurant furniture and equipment, and ongoing remodeling programs. Capital expenditures for the two quarters ended March 15, 2017 were approximately $8.0 million and related to recurring maintenance of our existing units, existing restaurant remodels and rollout of new point of sale and network equipment, improvement of our culinary contract services business and the development of future restaurant sites. We expect to be able to fund all capital expenditures in fiscal 2017 using proceeds from the sale of assets, cash flows from operations and our 2016 Credit Agreement. We expect to spend less than $14.0 million on capital expenditures in fiscal 2017.

DEBT

The following table summarizes credit facility debt, less current portion at March 15, 2017 and August 31, 2016:

	March 15, 2017	August 31, 2016
	(In thousands)
2013 Credit Agreement - Revolver	$—	$37,000
2016 Credit Agreement - Revolver	3,000	—
2016 Credit Agreement - Term Loan	34,388	—
Total credit facility debt	37,388	37,000
Less unamortized debt issue costs	(321)	—
Total credit facility debt, less unamortized debt issuance costs	37,067	37,000
Current portion of credit facility debt	(2,450)	—
Total	$34,617	$37,000

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

Senior Secured Credit Agreement
On November 8, 2016, we entered into a $65.0 million Senior Secured Credit Facility with Wells Fargo Bank, National Association, as Administrative Agent and Cadence Bank, NA and Texas Capital Bank, NA, as lenders (“2016 Credit Agreement”). The 2016 Credit Agreement, as amended, is comprised of a $30.0 million 5-year Revolver (the “Revolver”) and a $35.0 million 5-year Term Loan (the “Term Loan”). The maturity date of the 2016 Credit Agreement is November 8, 2021. For this section of this Form 10-Q, capitalized terms that are used but not otherwise defined shall have the meanings given to such terms in the 2016 Credit Agreement.
The Term Loan and/or Revolver commitments may be increased by up to an additional $10.0 million in the aggregate.
The 2016 Credit Agreement also provides for the issuance of letters of credit in an aggregate amount equal to the lesser of $5.0 million and the Revolving Credit Commitment, which is $30.0 million as of March 15, 2017. The 2016 Credit Agreement is guaranteed by all of the Company’s present subsidiaries and will be guaranteed by our future subsidiaries.

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
The 2016 Credit Agreement, as amended, contains the following covenants among others:

•	CTLAL of not more than (i) 5.00 to 1.00, at the end of each fiscal quarter, through and including the third fiscal quarter of the Borrower’s fiscal year 2018, and (ii) 4.75 to 1.00 thereafter,

•	Consolidated Fixed Charge Coverage Ratio of not less than 1.25 to 1.00, at the end of each fiscal quarter,

•	Limit on Growth Capital Expenditures so long as the CTLAL is at least 0.25x less than the then-applicable permitted maximum CTLAL,

•	restrictions on mergers, acquisitions, consolidations, and asset sales,

•	restrictions on the payment of dividends, redemption of stock, and other distributions,

•	restrictions on incurring indebtedness, including certain guarantees, and capital lease obligations,

•	restrictions on incurring liens on certain of our property and the property of our subsidiaries,

•	restrictions on transactions with affiliates and materially changing our business,

•	restrictions on making certain investments, loans, advances, and guarantees,

•	restrictions on selling assets outside the ordinary course of business,

•	prohibitions on entering into sale and leaseback transactions, and

•	restrictions on certain acquisitions of all or a substantial portion of the assets, property and/or equity interests of any person, including share repurchases and dividends.

The 2016 Credit Agreement is secured by an all asset lien on all of our real property and also includes customary events of default. If a default occurs and is continuing, the lenders’ commitments under the 2016 Credit Agreement may be immediately terminated, and, or we may be required to repay all amounts outstanding under the 2016 Credit Agreement.
As of March 15, 2017, we had $37.4 million in total outstanding loans and approximately $1.3 million committed under letters of credit, which we use as security for the payment of insurance obligations, and approximately $0.2 million in other indebtedness.
We were in compliance with the covenants contained in the 2016 Credit Agreement as of March 15, 2017 and after applying the CTLAL, the available borrowing capacity was $3.0 million. At any determination date, if certain leverage and fixed charge ratios exceed the maximum permitted under our 2016 Credit Agreement, we would be considered in default under the terms of the agreement. Due to negative results in the first two quarters of fiscal 2017, continued under performance in the current fiscal year could cause our financial ratios to exceed the permitted limits under the terms of the 2016 Credit Agreement.
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to interest rate risk due to changes in interest rates affecting our variable-rate debt, Term Loan and borrowings under our 2016 Revolver. As of March 15, 2017, the total amount of debt subject to interest rate fluctuations outstanding under our Revolver and Term Loan was $19.9 million. Assuming an average debt balance with interest rate exposure of $19.9 million, a 100 basis point increase in prevailing interest rates would increase our annual interest expense by $0.2 million. The interest rate on our remaining $17.5 million in outstanding debt is fixed plus an applicable margin based on our CTLAL at each determination date, beginning December 14, 2016, under the terms of our interest rate swap agreement.

We have exposure to various foreign currency exchange rate fluctuations for revenues generated by our operations outside of the United States, which can adversely impact our net income and cash flows. Sales to customers and royalties from franchisees outside the contiguous United States as a percentage of our total revenues was approximately 0.14% and 0.18% in the quarter ended March 15, 2017 and March 9, 2016, respectively and 0.11% and 0.15% in the two quarters ended March 15, 2017 and March 9, 2016, respectively.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act), as of March 15, 2017. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of March 15, 2017, our disclosure controls and procedures were effective in providing reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the two quarters ended March 15, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II—OTHER INFORMATION

Item 1. Legal Proceedings

There have been no material changes to our legal proceedings as disclosed in “Legal Proceedings” in Item 3 of Part I of our Annual Report on Form 10-K for the fiscal year ended August 31, 2016.

Item 1A. Risk Factors

There have been no material changes during the two quarters ended March 15, 2017 to the Risk Factors discussed in Item1A of Part I of our Annual Report on Form 10-K for the fiscal year ended August 31, 2016.

Item 6. Exhibits

10.1
First Amendment to Credit Agreement, dated as of February 2, 2017, among the Company, the other credit parties thereto, the lenders from time to time party thereto, Cadence Bank, N.A. and Texas Capital Bank, N.A., as co-syndication agents and Wells Fargo Bank, National Association, as administrative agent, swingline lender, issuing lender, sole lead arranger and sole bookrunner (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q filed on February 6, 2017 (File No. 001-08308)).

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

LUBY’S, INC. (Registrant)

Date:	4/24/2017	By:	/s/ Christopher J. Pappas
Christopher J. Pappas
President and Chief Executive Officer
(Principal Executive Officer)

Date:	4/24/2017	By:	/s/ K. Scott Gray
K. Scott Gray
Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

10.1
First Amendment to Credit Agreement, dated as of February 2, 2017, among the Company, the other credit parties thereto, the lenders from time to time party thereto, Cadence Bank, N.A. and Texas Capital Bank, N.A., as co-syndication agents and Wells Fargo Bank, National Association, as administrative agent, swingline lender, issuing lender, sole lead arranger and sole bookrunner (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q filed on February 6, 2017 (File No. 001-08308)).

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