Form 10-Q
period 2017-06-07
LUBYS INC
filed 2017-07-13
CIK 16099

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
__________________________
FORM 10-Q
__________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 7, 2017
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

As of July 13, 2017, there were 29,119,828 shares of the registrant’s common stock outstanding.

Luby’s, Inc.
Form 10-Q
Quarter ended June 7, 2017

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

Part I—FINANCIAL INFORMATION

Item 1. Financial Statements

Luby’s, Inc.
Consolidated Balance Sheets
(In thousands, except share data)

	June 7, 2017	August 31, 2016
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$1,326	$1,339
Trade accounts and other receivables, net	6,380	5,919
Food and supply inventories	4,528	4,596
Prepaid expenses	3,894	3,147
Assets related to discontinued operations	—	1
Deferred income taxes	176	540
Total current assets	16,304	15,542
Property held for sale	3,614	5,522
Assets related to discontinued operations	2,817	3,192
Property and equipment, net	182,084	193,218
Intangible assets, net	19,968	21,074
Goodwill	1,068	1,605
Deferred income taxes	6,737	8,738
Other assets	2,623	3,334
Total assets	$235,215	$252,225
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$14,741	$17,539
Liabilities related to discontinued operations	394	412
Current portion of credit facility debt	613	—
Accrued expenses and other liabilities	24,902	23,752
Total current liabilities	40,650	41,703
Credit facility debt, less current portion	39,520	37,000
Liabilities related to discontinued operations	16	17
Other liabilities	7,234	7,752
Total liabilities	87,420	86,472
Commitments and Contingencies
SHAREHOLDERS’ EQUITY
Common stock, $0.32 par value; 100,000,000 shares authorized; shares issued were 29,591,836 and 29,440,041, respectively; shares outstanding were 29,091,836 and 28,940,041, respectively	9,469	9,421
Paid-in capital	31,503	30,348
Retained earnings	111,598	130,759
Less cost of treasury stock, 500,000 shares	(4,775)	(4,775)
Total shareholders’ equity	147,795	165,753
Total liabilities and shareholders’ equity	$235,215	$252,225

The accompanying notes are an integral part of these Consolidated Financial Statements.

Luby’s, Inc.
Consolidated Statements of Operations (unaudited)
(In thousands, except per share data)

	Quarter Ended		Three Quarters Ended
	June 7, 2017	June 1, 2016	June 7, 2017	June 1, 2016
	(12 weeks)	(12 weeks)	(40 weeks)	(40 weeks)
SALES:
Restaurant sales	$82,594	$86,476	$271,741	$286,336
Culinary contract services	4,515	3,892	12,117	12,726
Franchise revenue	1,477	1,586	5,167	5,411
Vending revenue	133	143	417	437
TOTAL SALES	88,719	92,097	289,442	304,910
COSTS AND EXPENSES:
Cost of food	22,922	24,221	76,353	81,256
Payroll and related costs	29,519	30,748	97,486	100,007
Other operating expenses	13,796	13,572	47,207	45,728
Occupancy costs	4,923	5,065	16,720	17,242
Opening costs	134	117	431	688
Cost of culinary contract services	4,194	3,534	10,966	11,476
Cost of franchise operations	361	441	1,378	1,480
Depreciation and amortization	4,639	5,304	15,977	17,538
Selling, general and administrative expenses	6,764	9,227	29,531	32,312
Provision for asset impairments and restaurant closings	869	172	7,120	209
Net loss (gain) on disposition of property and equipment	(195)	42	219	(793)
Total costs and expenses	87,926	92,443	303,388	307,143
INCOME (LOSS) FROM OPERATIONS	793	(346)	(13,946)	(2,233)
Interest income	3	—	5	3
Interest expense	(569)	(482)	(1,898)	(1,674)
Other income (expense), net	(173)	88	(312)	(2)
Income (loss) before income taxes and discontinued operations	54	(740)	(16,151)	(3,906)
Provision (benefit) for income taxes	431	(593)	2,576	(1,438)
Loss from continuing operations	(377)	(147)	(18,727)	(2,468)
Income (loss) from discontinued operations, net of income taxes	(19)	13	(434)	(77)
NET LOSS	$(396)	$(134)	$(19,161)	$(2,545)
Loss per share from continuing operations:
Basic	$(0.01)	$(0.01)	$(0.64)	$(0.09)
Assuming dilution	$(0.01)	$(0.01)	$(0.64)	$(0.09)
Income (loss) per share from discontinued operations:
Basic	$(0.00)	$0.00	$(0.01)	$(0.00)
Assuming dilution	$(0.00)	$0.00	$(0.01)	$(0.00)
Net loss per share:
Basic	$(0.01)	$(0.01)	$(0.65)	$(0.09)
Assuming dilution	$(0.01)	$(0.01)	$(0.65)	$(0.09)
Weighted average shares outstanding:
Basic	29,536	29,259	29,453	29,207
Assuming dilution	29,536	29,259	29,453	29,207

 The accompanying notes are an integral part of these Consolidated Financial Statements.

Luby’s, Inc.
Consolidated Statement of Shareholders’ Equity (unaudited)
(In thousands)

	Common Stock						Total
	Issued		Treasury		Paid-In	Retained	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Earnings	Equity
Balance at August 31, 2016	29,440	$9,421	(500)	$(4,775)	$30,348	$130,759	$165,753
Net loss	—	—	—	—	—	(19,161)	(19,161)
Share-based compensation expense	66	21	—	—	1,182	—	1,203
Common stock issued under employee benefit plans	3	1	—	—	(1)	—	—
Common stock issued under nonemployee benefit plans	83	26	—	—	(26)	—	—
Balance at June 7, 2017	29,592	$9,469	(500)	$(4,775)	$31,503	$111,598	$147,795

The accompanying notes are an integral part of these Consolidated Financial Statements.

Luby’s, Inc.
Consolidated Statements of Cash Flows (unaudited)
(In thousands)

	Three Quarters Ended
	June 7, 2017	June 1, 2016
	(40 weeks)	(40 weeks)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(19,161)	$(2,545)
Adjustments to reconcile net loss to net cash provided by operating activities:
Provision for asset impairments and net (gains) on property sales	7,338	(609)
Depreciation and amortization	15,977	17,555
Amortization of debt issuance cost	316	255
Share-based compensation expense	1,203	1,143
Deferred tax provision (benefit)	2,922	(1,983)
Cash provided by operating activities before changes in operating assets and liabilities	8,595	13,816
Changes in operating assets and liabilities:
Increase in trade accounts and other receivables	(460)	(967)
Decrease (Increase) in food and supply inventories	68	(516)
Increase in prepaid expenses and other assets	(5)	(614)
Decrease in accounts payable, accrued expenses and other liabilities	(4,522)	(311)
Net cash provided by operating activities	3,676	11,408
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from disposal of assets and property held for sale	3,640	4,308
Decrease in notes receivable	—	17
Purchases of property and equipment	(10,114)	(14,358)
Net cash used in investing activities	(6,474)	(10,033)
CASH FLOWS FROM FINANCING ACTIVITIES:
Revolver borrowings	94,400	77,900
Revolver repayments	(122,900)	(79,400)
Proceeds from term loan	35,000	—
Term loan repayments	(3,063)	—
Debt issuance costs	(652)	(42)
Proceeds received on the exercise of employee stock options	—	75
Net cash provided by (used in) financing activities	2,785	(1,467)
Net decrease in cash and cash equivalents	(13)	(92)
Cash and cash equivalents at beginning of period	1,339	1,501
Cash and cash equivalents at end of period	$1,326	$1,409
Cash paid for:
Income taxes	$—	$—
Interest	1,228	1,368

The accompanying notes are an integral part of these Consolidated Financial Statements.

Luby’s, Inc.
Notes to Consolidated Financial Statements (unaudited)

Note 1. Basis of Presentation

The accompanying unaudited Consolidated Financial Statements of Luby’s, Inc. (the “Company” or “Luby’s”) have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements that are prepared for the Company’s Annual Report on Form 10-K. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the quarter ended June 7, 2017 are not necessarily indicative of the results that may be expected for the fiscal year ending August 30, 2017.

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

Recently Adopted Accounting Pronouncements
In April 2015, the FASB issued ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs. This update requires that debt issuance costs be presented in the balance sheet as a direct deduction from the associated debt liability. Debt issuance costs related to the Company's new 2016 Credit Agreement (defined hereafter) amounted to $0.6 million. The portion of the debt issuance costs associated with the Term Loan (defined hereafter) are setup as a direct deduction from long-term debt. The adoption of this update did not have a material impact on our consolidated financial statements. See Item 2. Management's Discussion and Analysis in this Form-10Q for more discussion on debt issuance costs.
In January 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2017–04, Simplifying the Test for Goodwill Impairment (“ASU 2017-04”). This guidance eliminates the requirement to determine the implied fair value of goodwill to measure an impairment of goodwill. Rather, goodwill impairment charges will be calculated as the amount by which a reporting unit's carrying amount exceeds its fair value. Adoption of the provisions in ASU 2017-04 is required for the Company for its annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates on or after January 1, 2017. The Company adopted ASU 2017-04 in the quarter ended March 15, 2017. The provisions of ASU 2017-04 did not have a material effect on the Company's financial condition, results of operations, or cash flows.
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

In August 2014, the FASB issued ASU No 2014-15. The amendments in ASU 2014-15 are intended to define management’s responsibility to evaluate whether there is substantial doubt about an organization’s ability to continue as a going concern and to provide related footnote disclosures. Under GAAP, financial statements are prepared under the presumption that the reporting organization will continue to operate as a going concern, except in limited circumstances. The going concern basis of accounting is critical to financial reporting because it establishes the fundamental basis for measuring and classifying assets and liabilities. Currently, GAAP lacks guidance about management’s responsibility to evaluate whether there is substantial doubt about the organization’s ability to continue as a going concern or to provide related footnote disclosures. This ASU provides guidance to an organization’s management, with principles and definitions that are intended to reduce diversity in the timing and content of disclosures that are commonly provided by organizations today in the financial statement footnotes. The pronouncement is effective for fiscal years and interim periods within those fiscal years, after December 31, 2016, which will require us to adopt these provisions in the first quarter of fiscal 2018. The adoption of this pronouncement is not expected to have a material impact on the Company’s financial statements.

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

Subsequent Events
Subsequent to June 7, 2017, the Company made a $1.8 million Term Loan prepayment. As a result of this payment, the current portion of the credit facility was further reduced to zero and the required quarterly principal amount was reduced from $612,500 to $525,000 per calendar quarter.
Note 2. Accounting Periods

The Company’s fiscal year ends on the last Wednesday in August. Accordingly, each fiscal year normally consists of 13 four-week periods, or accounting periods, accounting for 364 days in the aggregate. However, every fifth or sixth year, we have a fiscal year that consists of 53 weeks, accounting for 371 days in the aggregate; fiscal year 2016 was such a year. The first fiscal quarter consists of four four-week periods, or 16 weeks, and the remaining three quarters typically include three four-week periods, or 12 weeks, in length. The fourth fiscal quarter includes 13 weeks in certain fiscal years to adjust for our standard 52 week, or 364 day, fiscal year compared to the 365 day calendar year.

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

The total number of Company-owned restaurants was 170 at June 7, 2017 and 175 at August 31, 2016.

Culinary Contract Services

CCS, branded as Luby’s Culinary Contract Services, consists of a business line servicing healthcare, sports stadiums, corporate dining clients, and retail grocery. The healthcare accounts are full service and typically include in-room delivery, catering, vending, coffee service, and retail dining. CCS has contracts with long-term acute care hospitals, acute care medical centers, ambulatory surgical centers, behavioral hospitals, and business and industry clients. CCS has the unique ability to deliver quality services that include facility design and procurement as well as nutrition and branded food services to our clients. The cost of Culinary Contract Services on the Consolidated Statements of Operations include all food, payroll and related costs, and other operating expenses related to CCS sales.

The total number of CCS locations was 25 at June 7, 2017 and 24 at August 31, 2016.

CCS began selling Luby's Famous Fried Fish and Macaroni & Cheese in February 2017 and December 2016, respectively, in the freezer section of H-E-B stores, a Texas-born retailer. H-E-B stores now stock the family-sized versions (approximately five servings) of Luby's Classic Macaroni and Cheese and Luby's Jalapeño Macaroni and Cheese varieties and Luby's Fried Fish (two regular size fillets that provide four LuAnn-sized portions).

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

The number of franchised restaurants was 112 at June 7, 2017 and 113 at August 31, 2016.

Licensee

In November 1997, a prior owner of the Fuddruckers – World’s Greatest Hamburgers® brand granted to a licensee the exclusive right to use the Fuddruckers proprietary marks, trade dress and system to develop Fuddruckers restaurants in a territory consisting of certain countries in Africa, the Middle East and parts of Asia. As of July 2017, this licensee operated 34 restaurants that are licensed to use the Fuddruckers Proprietary Marks in Saudi Arabia, Egypt, United Arab Emirates, Qatar, Jordan, Bahrain, and Kuwait. The Company does not receive revenue or royalties from these restaurants.

Segment Table

The table on the following page shows segment financial information. The table also lists total assets for each reportable segment. Corporate assets include cash and cash equivalents, property and equipment, assets related to discontinued operations, property held for sale, deferred tax assets, and prepaid expenses.

	Quarter Ended		Three Quarters Ended
	June 7, 2017	June 1, 2016	June 7, 2017	June 1, 2016
	(12 weeks)	(12 weeks)	(40 weeks)	(40 weeks)
	(In thousands)
Sales:
Company-owned restaurants (1)	$82,727	$86,619	$272,158	$286,773
Culinary contract services	4,515	3,892	12,117	12,726
Franchise operations	1,477	1,586	5,167	5,411
Total	$88,719	$92,097	$289,442	$304,910
Segment level profit:
Company-owned restaurants	$11,567	$13,013	$34,392	$42,540
Culinary contract services	321	358	1,151	1,250
Franchise operations	1,116	1,145	3,789	3,931
Total	$13,004	$14,516	$39,332	$47,721
Depreciation and amortization:
Company-owned restaurants	$3,825	$4,386	$13,260	$14,512
Culinary contract services	13	19	51	83
Franchise operations	178	192	592	641
Corporate	623	707	2,074	2,302
Total	$4,639	$5,304	$15,977	$17,538
Capital expenditures:
Company-owned restaurants	$1,630	$3,217	$8,963	$13,839
Culinary contract services	—	—	—	—
Franchise operations	—	—	—	—
Corporate	522	171	1,151	519
Total	$2,152	$3,388	$10,114	$14,358

Loss before income taxes and discontinued operations:
Segment level profit	$13,004	$14,516	$39,332	$47,721
Opening costs	(134)	(117)	(431)	(688)
Depreciation and amortization	(4,639)	(5,304)	(15,977)	(17,538)
Selling, general and administrative expenses	(6,764)	(9,227)	(29,531)	(32,312)
Provision for asset impairments and restaurant closings	(869)	(172)	(7,120)	(209)
Net (loss) gain on disposition of property and equipment	195	(42)	(219)	793
Interest income	3	—	5	3
Interest expense	(569)	(482)	(1,898)	(1,674)
Other income (expense), net	(173)	88	(312)	(2)
Income (loss) before income taxes and discontinued operations	$54	$(740)	$(16,151)	$(3,906)

	June 7, 2017	August 31, 2016
Total assets:
Company-owned restaurants(2)	$197,698	$211,182
Culinary contract services	3,663	3,390
Franchise operations(3)	11,578	12,266
Corporate	22,276	25,387
Total	$235,215	$252,225

(1)
Includes vending revenue of $133 thousand and $143 thousand for the quarters ended June 7, 2017 and June 1, 2016, respectively, and $417 thousand and $437 thousand for the three quarters ended June 7, 2017 and June 1, 2016, respectively.

(2)	Company-owned restaurants segment includes $9.3 million of Fuddruckers trade name, Cheeseburger in Paradise liquor licenses, and Jimmy Buffett intangibles.

(3)	Franchise operations segment includes approximately $10.8 million in royalty intangibles.

Note 4. Derivative Financial Instruments

The Company enters into derivative instruments, from time to time, to manage its exposure to changes in interest rates on a percentage of its long-term variable rate debt. On December 14, 2016, the Company entered into an interest rate swap, pay fixed - receive floating, with a constant notional amount of $17.5 million. The fixed swap rate we pay is 1.965%, plus an applicable margin. The variable rate we receive is one-month LIBOR, plus an applicable margin. The term of the interest rate swap is 5 years. The Company does not apply hedge accounting treatment to this derivative, therefore, changes in fair value of the instrument are recognized in Other income (expense), net. During the three quarters ended June 7, 2017 the changes in the interest rate swap fair value resulted in an expense of approximately $221 thousand.

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

 Recurring fair value measurements related to liabilities are presented below:

		Fair Value Measurement Using
	June 7, 2017	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Valuation Method
Recurring Fair Value - Liabilities		(In thousands)
Continuing Operations:
TSR Performance Based Incentive Plan(1)	$464	$—	$464	$—	Monte Carlo Simulation
Derivative - Interest Rate Swap(2)	221	—	221	—	Discounted Cash Flow
Total liabilities at Fair Value	$685	$—	$685	$—
(1) The fair value of the Company's 2015, 2016, and 2017 Performance Based Incentive Plan liabilities were approximately $117 thousand, $270 thousand, and $77 thousand, respectively, and is recorded in Other liabilities on the Company's Consolidated Balance Sheet. See Note 11 to the Company's consolidated financial statements in this Form 10-Q for further discussion of Performance Based Incentive Plan.
(2) The fair value of the interest rate swap is recorded in Other liabilities on the Company's Consolidated Balance Sheet.

		Fair Value Measurement Using
	June 1, 2016	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Valuation Method
Recurring Fair Value - Liabilities		(In thousands)
Continuing Operations:
TSR Performance Based Incentive Plan	$352	$—	$352	$—	Monte Carlo Simulation
(1) The fair value of the Company's 2015 and 2016 Performance Based Incentive Plan liabilities were approximately $250 thousand and $102 thousand, respectively, and is recorded in Other liabilities on the Company's Consolidated Balance Sheet.

Non-recurring fair value measurements related to impaired property held for sale, goodwill, and property and equipment consisted of the following:

		Fair Value Measurement Using
	June 7, 2017	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Impairments(4)
Nonrecurring Fair Value Measurements		(In thousands)
Continuing Operations
Property held for sale(1)	$3,626	$—	$—	$3,626	$(735)
Goodwill (2)	—	—	—	—	(537)
Property and equipment related to company-owned restaurants(3)	1,410	—	—	1,410	(5,476)
Total Nonrecurring Fair Value Measurements	$5,036	$—	$—	$5,036	$(6,748)
(1) In accordance with Subtopic 360-10, long-lived assets held for sale with a carrying value of approximately $5.5 million were written down to their fair value, less approximately $1.2 million proceeds on sales and costs to sell, of approximately $3.6 million, resulting in an impairment charge of approximately $0.7 million.
(2) In accordance with Subtopic 350-20, goodwill with a carrying value of approximately $537 thousand was written down to zero, resulting in an impairment charge of approximately $537 thousand. See Note 7 and Note 8 to the Company's consolidated financial statements in this Form 10-Q for further discussion of goodwill.
(3) In accordance with Subtopic 360-10, long-lived assets held and used with a carrying amount of approximately $6.9 million were written down to their fair value of approximately $1.4 million, resulting in an impairment charge of approximately $5.5 million.
(4) Total impairments are included in Provision for asset impairments and restaurant closings in the Company's Consolidated Statement of Operations for the three quarters ended June 7, 2017.

		Fair Value Measurement Using
	June 1, 2016	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Impairments
Nonrecurring Fair Value Measurements		(In thousands)
Continuing Operations
Goodwill (1)	$—	$—	$—	$—	$(38)
Total Nonrecurring Fair Value Measurements	$—	$—	$—	$—	$(38)
(1) In accordance with Subtopic 350-20, goodwill with a carrying value of $38 thousand was written down to its implied fair value of zero, resulting in an impairment charge of $38 thousand, which is included in Provision for asset impairments and restaurant closings in the Company's Consolidated Statement of Operations for the three quarters ended June 1, 2016. See Note 7 and Note 8 to the Company's consolidated financial statements in this Form 10-Q for further discussion of goodwill.

Note 6. Income Taxes

No cash payments of estimated federal income taxes were made during the three quarters ended June 7, 2017.

Deferred tax assets and liabilities are recorded based on differences between the financial reporting basis and the tax basis of assets and liabilities using currently enacted rates and laws that will be in effect when the differences are expected to reverse. Deferred tax assets are recognized to the extent future taxable income is expected to be sufficient to utilize those assets prior to their expiration. If current available information and projected future results raises doubt about the realization of the deferred tax assets, a valuation allowance is necessary. In evaluating our ability to recover our deferred tax assets, we considered available positive and negative evidence, including scheduled reversals of deferred tax liabilities, tax–planning strategies, projected future taxable income, and results of recent operations. As of June 7, 2017, management's valuation allowance for its deferred tax assets considered more likely than not to expire before being realized was approximately $15.7 million.

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

Note 7. Property and Equipment, Intangible Assets and Goodwill

The costs, net of impairment, and accumulated depreciation of property and equipment at June 7, 2017 and August 31, 2016, together with the related estimated useful lives used in computing depreciation and amortization, were as follows:

	June 7, 2017	August 31, 2016	Estimated Useful Lives (years)
	(In thousands)
Land	$61,430	$61,940		—
Restaurant equipment and furnishings	76,443	75,764	3	to	15
Buildings	157,321	157,006	20	to	33
Leasehold and leasehold improvements	27,209	25,973	Lesser of lease term or estimated useful life
Office furniture and equipment	3,673	3,277	3	to	10
Construction in progress	5	145		—
	326,081	324,105
Less accumulated depreciation and amortization	(143,997)	(130,887)
Property and equipment, net	$182,084	$193,218
Intangible assets, net	$19,968	$21,074	15	to	21

Intangible assets, net, consist of the Fuddruckers trade name and franchise agreements and will be amortized. The Company believes the Fuddruckers brand name has an expected accounting life of 21 years from the date of acquisition, July 26, 2010, based on the expected use of its assets and the restaurant environment in which it is being used. The trade name represents a respected brand with customer loyalty and the Company intends to cultivate and protect the use of the trade name. The franchise agreements, after considering renewal periods, have an estimated accounting life of 21 years from the date of acquisition and will be amortized over this period of time.

Intangible assets, net, also includes the license agreement and trade name related to Cheeseburger in Paradise and the value of the acquired licenses and permits allowing the sales of beverages with alcohol. These assets have an expected useful life of 15 years from the date of acquisition, December 6, 2012.

The aggregate amortization expense related to intangible assets subject to amortization was approximately $1.1 million for the three quarters ended June 7, 2017 and approximately $1.2 million for the three quarters ended June 1, 2016. The aggregate amortization expense related to intangible assets subject to amortization is expected to be approximately $1.4 million in each of the next five successive fiscal years.

The following table presents intangible assets as of June 7, 2017 and August 31, 2016:

	June 7, 2017			August 31, 2016
	(In thousands)			(In thousands)
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible Assets Subject to Amortization:

Fuddruckers trade name and franchise agreements	$29,486	$(9,619)	$19,867	$29,486	$(8,535)	$20,951

Cheeseburger in Paradise trade name and license agreements	$421	$(320)	$101	$421	$(298)	$123

Intangible assets, net	$29,907	$(9,939)	$19,968	$29,907	$(8,833)	$21,074

In fiscal 2010, the Company recorded an intangible asset for goodwill in the amount of approximately $0.2 million related to the acquisition of substantially all of the assets of Fuddruckers. The Company also recorded, in fiscal 2013, an intangible asset for goodwill in the amount of approximately $2.0 million related to the acquisition of Cheeseburger in Paradise. Goodwill is considered to have an indefinite useful life and is not amortized. Management performs its formal annual assessment as of the second quarter each fiscal year. The individual restaurant level is the level at which goodwill is assessed for impairment under ASC 350. In accordance with our understanding of ASC 350, we have allocated the goodwill value to each reporting unit in proportion to each location’s fair value at the date of acquisition. The result of these second quarter fiscal 2017 and 2016 assessments was impairment of goodwill of approximately $537 thousand and $38 thousand, respectively. The Company performs assessments on an interim basis if an event occurs or circumstances exist that indicate that it is more likely than not that a goodwill impairment exists. As of June 7, 2017, of the 23 Cheeseburger in Paradise locations that were acquired, eight locations remain operating as Cheeseburger in Paradise restaurants and of the restaurants closed for conversion to Fuddruckers five locations remain operating as a Fuddruckers restaurant. Three locations were removed due to their lease term expiring, three locations were subleased to franchisees, and the remaining four were closed and held for future use.

Goodwill, net of accumulated impairments of approximately $1.1 million, was approximately $1.1 million as of June 7, 2017 and approximately $1.6 million as of August 31, 2016, and relates to our Company-owned restaurants reportable segment.

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

The Company recognized the following impairment charges to income from operations:

	Three Quarters Ended
	June 7, 2017	June 1, 2016
	(40 weeks)	(40 weeks)
	(In thousands, except per share data)
Provision for asset impairments and restaurant closings	$7,120	$209
Net loss (gain) on disposition of property and equipment	219	(793)

	$7,339	$(584)
Effect on EPS:
Basic	$(0.25)	$0.02
Assuming dilution	$(0.25)	$0.02

The approximate $7.1 million impairment charge for the three quarters ended June 7, 2017 is primarily related to assets at 14 property locations, goodwill at six property locations, five properties held for sale written down to their fair value and approximately $0.4 million in net lease termination costs at four property locations.

The approximate $0.2 million impairment charge for the three quarters ended June 1, 2016 is primarily related to goodwill at one underperforming converted Cheeseburger in Paradise leasehold location and approximately $172 thousand in lease termination costs at two property locations.

The approximate $0.2 million net loss for the three quarters ended June 7, 2017 is primarily related to routine asset retirements partially offset by the gain on the sale of one property of approximately $0.4 million.

The approximate $0.8 million net gain for the three quarters ended June 1, 2016 is primarily related to the sale of two properties.

Discontinued Operations

On March 21, 2014, the Board of Directors of the Company (the "Board) approved a plan focused on improving cash flow from the acquired Cheeseburger in Paradise leasehold locations. This underperforming Cheeseburger in Paradise leasehold disposal plan called for certain Cheeseburger in Paradise restaurants closure or conversion to Fuddruckers restaurants. As of June 7, 2017, no locations remain classified as discontinued operations in this plan.

As a result of the first quarter fiscal 2010 adoption of the Company’s Cash Flow Improvement and Capital Redeployment Plan, the Company reclassified 24 Luby’s Cafeterias to discontinued operations. As of June 7, 2017, one location remains held for sale.

The following table sets forth the assets and liabilities for all discontinued operations:

	June 7, 2017	August 31, 2016
	(In thousands)
Prepaid expenses	$—	$1
Assets related to discontinued operations—current	$—	$1
Property and equipment	$1,872	$1,872
Deferred tax assets	945	1,320
Assets related to discontinued operations—non-current	$2,817	$3,192
Deferred income taxes	$386	$361
Accrued expenses and other liabilities	8	51
Liabilities related to discontinued operations—current	$394	$412
Other liabilities	$16	$17
Liabilities related to discontinued operations—non-current	$16	$17

As of June 7, 2017, under both closure plans, the Company had one property classified as discontinued operations. The asset carrying value of the owned property was approximately $1.9 million and is included in assets related to discontinued operations. The Company is actively marketing this property for sale and has one property with a ground lease previously impaired to zero.

The following table sets forth the sales and pretax losses reported from discontinued operations:

	Three Quarters Ended
	June 7, 2017	June 1, 2016
	(40 weeks)	(40 weeks)
	(In thousands, except discontinued locations)
Sales	$—	$—

Pretax loss	(20)	(131)
Income tax benefit (expense) from discontinued operations	(414)	54
Loss from discontinued operations, net of income taxes	$(434)	$(77)
Discontinued locations closed during the period	—	—

The following table summarizes discontinued operations for the three quarters of fiscal 2017 and 2016:

	Three Quarters Ended
	June 7, 2017	June 1, 2016
	(40 weeks)	(40 weeks)
	(In thousands, except per share data)
Discontinued operating loss	$(20)	$(156)
Impairments	—	—
Net gains	—	25
Pretax loss	$(20)	$(131)
Income tax benefit (expense) from discontinued operations	(414)	54
Loss from discontinued operations, net of income taxes	$(434)	$(77)
Effect on EPS from discontinued operations—basic	$(0.01)	$(0.00)

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

At June 7, 2017, the Company had four owned properties recorded at approximately $3.6 million in property held for sale.

At August 31, 2016, the Company had five owned properties recorded at approximately $5.5 million in property held for sale.

The Company is actively marketing the locations currently classified as property held for sale.

Abandoned Leased Facilities - Reserve for Store Closing

As of June 7, 2017, the Company classified five restaurant leased locations in Arkansas, Illinois, Indiana, New York, and Virginia as abandoned. Although the Company remains obligated under the terms of the leases for the rent and other costs that may be associated with the leases, the Company decided to cease operations and has no foreseeable plans to occupy the spaces as a company restaurant in the future. During three quarters ended June 7, 2017, the Company recorded an increase to the liability for lease termination expense and charged to earnings, in provision for asset impairments and store closings, net, of approximately $494 thousand. The liability is equal to the total amount of rent and other direct costs for the remaining period of time the properties will be unoccupied plus the present value of the amount by which the rent paid by the Company to the landlord exceeds any rent paid to the Company by a tenant under a sublease over the remaining period of the lease terms. Accrued lease termination expense was approximately $534 thousand and $151 thousand as of June 7, 2017 and August 31, 2016, respectively.

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

Construction Activity

From time to time, the Company enters into non-cancelable contracts for the construction of its new restaurants. This construction activity exposes the Company to the risks inherent in this industry, including but not limited to rising material prices, labor shortages, delays in getting required permits and inspections, adverse weather conditions, and injuries sustained by workers, and contract termination expenses. The Company had no non-cancelable contracts as of June 7, 2017.

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

Under the terms of the Amended and Restated Master Sales Agreement, the Pappas entities may provide specialized (customized) equipment fabrication and basic equipment maintenance, including stainless steel stoves, shelving, rolling carts, and chef tables. The total costs under the Amended and Restated Master Sales Agreement for custom-fabricated and refurbished equipment in the three quarters ended June 7, 2017 and June 1, 2016 were $4 thousand and zero, respectively. Services provided under this agreement are subject to review and approval by the Finance and Audit Committee of the Board.

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

On November 22, 2006, the Company executed a new lease agreement with respect to this shopping center. Effective upon the Company’s relocation and occupancy into the new space in July 2008, the new lease agreement provides for a primary term of approximately 12 years with two subsequent five-year options and gives the landlord an option to buy out the tenant on or after the calendar year 2015 by paying the then unamortized cost of improvements to the tenant. The Company is currently obligated to pay rent of $22.00 per square foot plus maintenance, taxes, and insurance during the remaining primary term of the lease. Thereafter, the lease provides for increases in rent at set intervals. The Company made payments of approximately $309 thousand and approximately $314 thousand in the three quarters ended June 7, 2017 and June 1, 2016, respectively. The new lease agreement was approved by the Finance and Audit Committee.

In the third quarter of fiscal 2014, on March 12, 2014, the Company executed a new lease agreement for one of the Company's Houston Fuddruckers locations with Pappas Restaurants, Inc. The lease provides for a primary term of approximately six years with two subsequent five-year options. Pursuant to the lease agreement, the Company paid $27.56 per square foot plus maintenance, taxes, and insurance from March 12, 2014 until November 30, 2016. Currently, the lease agreement provides for increases in rent at set intervals. The Company made payments of approximately $122 thousand and $120 thousand in the three quarters ended June 7, 2017 and June 1, 2016, respectively.

	Three Quarters Ended
	June 7, 2017	June 1, 2016
	(40 weeks)	(40 weeks)
	(In thousands, except percentages)
Affiliated costs incurred:
General and administrative expenses—professional and other costs	$—	$—
Capital expenditures	4	—
Other operating expenses, occupancy costs and opening costs, including property leases	431	434
Total	$435	$434
Relative total Company costs:
Selling, general and administrative expenses	$29,531	$32,312
Capital expenditures	10,114	14,358
Other operating expenses, occupancy costs and opening costs	64,358	63,658
Total	$104,003	$110,328
Affiliated costs incurred as a percentage of relative total Company costs	0.42%	0.39%

Board of Directors

Christopher J. Pappas is a member of the Advisory Board of Amegy Bank, a Division of ZB, N.A. (formerly, Amegy Bank, N.A.), which was a lender and syndication agent under the 2013 Credit Facility (as defined herein).

Key Management Personnel

The Company entered into a new employment agreement with Christopher Pappas on January 24, 2014. The employment agreement was amended on February 4, 2016, to extend the termination date thereof to August 31, 2017. The Company and Mr. Pappas are currently discussing a new amendment to his employment agreement to extend the term beyond August 31, 2017. The Company will disclose the details of such amendment in a future filing. Mr. Pappas continues to devote his primary time and business efforts to the Company while maintaining his role at Pappas Restaurants, Inc.

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

Of the 1.1 million shares approved for issuance under the Nonemployee Director Stock Plan, 1.1 million options, restricted stock units and restricted stock awards were granted, and 0.1 million options were canceled or expired and added back into the plan, since the plan’s inception. Approximately 0.1 million shares remain available for future issuance as of June 7, 2017. Compensation cost for share-based payment arrangements under the Nonemployee Director Stock Plan, recognized in selling, general and administrative expenses for the three quarters ended June 7, 2017 and June 1, 2016 were approximately $543 thousand and $524 thousand, respectively.

Of the aggregate 4.1 million shares approved for issuance under the Employee Stock Plan (which amount includes shares authorized under the original plan and shares authorized pursuant to the amended and restated plan effective as of December 5, 2015), 6.1 million options and restricted stock units were granted, and 3.6 million options and restricted stock units were canceled or expired and added back into the plan, since the plan’s inception in 2005. Approximately 1.6 million shares remain available for future issuance as of June 7, 2017. Compensation cost for share-based payment arrangements under the Employee Stock Plan, recognized in selling, general and administrative expenses for the three quarters ended June 7, 2017 and June 1, 2016 were approximately $660 thousand and $827 thousand, respectively. Included in the three quarters ended June 1, 2016, share based compensation cost was approximately $252 thousand, which represented accelerated share-based compensation expense as a result of the cancellation of 312,663 stock options.

The Company previously approved a Total Shareholder Return ("TSR") Performance Based Incentive Plan which provides for a right to receive an unspecified number of shares of common stock under the Employee Stock Plan based on the total shareholder return ranking compared to a selection of peer companies over a three-year cycle, for each plan year. The award value varies from 0% to 200% of a base amount, as a result of the Company’s TSR performance in comparison to its peers over the measurement period. The number of shares at the end of the three-year measurement period will be determined as the award value divided by the closing stock price on the last day of each fiscal year accordingly. Each three-year measurement period is designated a plan year name based on year one of the measurement period. Since the plans provide for an undeterminable number of awards, the plans are accounted for as liability based plans. The liability valuation estimate for each plan year has been determined based on a Monte Carlo simulation model. Based on this estimate, management accrues expense ratably over the three-year service periods. A valuation estimate of the future liability associated with each fiscal year's performance award plan is performed periodically with adjustments made to the outstanding liability at each reporting period to properly state the outstanding liability for all plan years in the aggregate as of the respective balance sheet date. As of June 7, 2017, the valuation estimate which represents the fair value of the performance awards liability for all plan years resulted in an approximate $1.2 million reduction in the aggregate liability. Non-cash compensation expense related to the Company's TSR Performance Based Incentive Plans was a credit of approximately $329 thousand in the three quarters ended June 7, 2017 and an expense of approximately $243 thousand in the three quarters ended June 1, 2016 and are recorded in selling, general and administrative expenses.

Stock Options

Stock options granted under either the Employee Stock Plan or the Nonemployee Director Stock Plan have exercise prices equal to the market price of the Company’s common stock at the date of the grant.

Option awards under the Nonemployee Director Stock Plan generally vest 100% on the first anniversary of the grant date and expire ten years from the grant date. No options were granted under the Nonemployee Director Stock Plan in the three quarters ended June 7, 2017. No options to purchase shares were outstanding under this plan as of June 7, 2017.

Options granted under the Employee Stock Plan generally vest 50% on the first anniversary date of the grant date, 25% on the second anniversary of the grant date and 25% on the third anniversary of the grant date, with all options expiring ten years from the grant date. All options granted in the three quarters ended June 7, 2017 were granted under the Employee Stock Plan. Options to purchase 1,388,420 shares at option prices of $3.44 to $11.10 per share remain outstanding as of June 7, 2017.

A summary of the Company’s stock option activity for the quarter ended June 7, 2017 is presented in the following table:

	Shares Under Fixed Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
		(Per share)	(In years)	(In thousands)
Outstanding at August 31, 2016	1,169,238	$4.76	6.6	$178
Granted	295,869	4.26	—	—
Exercised	—	—	—	—
Cancelled	(9,290)	4.49	—	—
Forfeited	(29,708)	4.46	—	—
Expired	(37,689)	5.39	—	—
Outstanding at June 7, 2017	1,388,420	$4.64	6.7	$—
Exercisable at June 7, 2017	885,012	$4.74	5.4	$—

The intrinsic value for stock options is defined as the difference between the current market value, or closing price on June 7, 2017, and the grant price on the measurement dates in the table above.

At June 7, 2017, there was approximately $0.5 million of total unrecognized compensation cost related to unvested options that are expected to be recognized over a weighted-average period of 1.6 years.

Restricted Stock Units

Grants of restricted stock units consist of the Company’s common stock and generally vest after three years. All restricted stock units are cliff-vested. Restricted stock units are valued at the closing market price of the Company’s common stock at the date of grant.

A summary of the Company’s restricted stock unit activity during the three quarters ended June 7, 2017 is presented in the following table:

	Restricted Stock Units	Weighted Average Fair Value	Weighted- Average Remaining Contractual Term
		(Per share)	(In years)
Unvested at August 31, 2016	314,833	$5.23	1.9
Granted	200,549	4.26	—
Vested	(85,738)	6.43	—
Forfeited	(12,640)	4.55	—
Unvested at June 7, 2017	417,004	$4.54	2.0

At June 7, 2017, there was approximately $1.0 million of total unrecognized compensation cost related to unvested restricted stock units that is expected to be recognized over a weighted-average period of 2.0 years.

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

Note 12. Earnings Per Share

Basic net income per share is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding and unvested restricted stock for the reporting period. Diluted net income per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. For the calculation of diluted net income per share, the basic weighted average number of shares is increased by the dilutive effect of stock options determined using the treasury stock method. Stock options excluded from the computation of net income per share for the quarter ended June 7, 2017 include 1,388,420 shares with exercise prices exceeding market prices and no shares whose inclusion would also be anti-dilutive.

The components of basic and diluted net loss per share are as follows:

	Quarter Ended		Three Quarters Ended
	June 7, 2017	June 1, 2016	June 7, 2017	June 1, 2016
	(12 weeks)	(12 weeks)	(40 weeks)	(40 weeks)
	(In thousands, expect per share data)
Numerator:
Loss from continuing operations	$(377)	$(147)	$(18,727)	$(2,468)
Income (loss) from discontinued operations, net of income taxes	(19)	13	(434)	(77)
NET LOSS	$(396)	$(134)	$(19,161)	$(2,545)
Denominator:
Denominator for basic earnings per share—weighted-average shares	29,536	29,259	29,453	29,207
Effect of potentially dilutive securities:
Employee and non-employee stock options	—	—	—	—
Denominator for earnings per share assuming dilution	29,536	29,259	29,453	29,207
Loss per share from continuing operations:
Basic	$(0.01)	$(0.01)	$(0.64)	$(0.09)
Assuming dilution	$(0.01)	$(0.01)	$(0.64)	$(0.09)
Income (loss) per share from discontinued operations:
Basic	$(0.00)	$0.00	$(0.01)	$(0.00)
Assuming dilution	$(0.00)	$0.00	$(0.01)	$(0.00)
Net loss per share:
Basic	$(0.01)	$(0.01)	$(0.65)	$(0.09)
Assuming dilution	$(0.01)	$(0.01)	$(0.65)	$(0.09)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s discussion and analysis of financial condition and results of operations should be read in conjunction with the unaudited Consolidated Financial Statements and footnotes for the quarter ended June 7, 2017 included in Item 1 of Part I of this Quarterly Report on Form 10 (this “Form 10-Q”), and the audited Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended August 31, 2016.

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

Percentages may not total due to rounding.

	Quarter Ended		Three Quarters Ended
	June 7, 2017	June 1, 2016	June 7, 2017	June 1, 2016
	(12 weeks)	(12 weeks)	(40 weeks)	(40 weeks)
Restaurant sales	93.1%	93.9%	93.9%	93.9%
Culinary contract services	5.1%	4.2%	4.2%	4.2%
Franchise revenue	1.7%	1.7%	1.8%	1.8%
Vending revenue	0.1%	0.2%	0.1%	0.1%
TOTAL SALES	100.0%	100.0%	100.0%	100.0%

STORE COSTS AND EXPENSES:
(As a percentage of restaurant sales)

Cost of food	27.8%	28.0%	28.1%	28.4%
Payroll and related costs	35.7%	35.6%	35.9%	34.9%
Other operating expenses	16.7%	15.7%	17.4%	16.0%
Occupancy costs	6.0%	5.9%	6.2%	6.0%
Vending revenue	(0.2)%	(0.2)%	(0.2)%	(0.2)%
Store level profit	14.0%	15.0%	12.7%	14.9%

COMPANY COSTS AND EXPENSES:
----

Opening costs	0.2%	0.1%	0.1%	0.2%
Depreciation and amortization	5.2%	5.8%	5.5%	5.8%
Selling, general and administrative expenses	7.6%	10.0%	10.2%	10.6%
Net loss (gain) on disposition of property and equipment	(0.2)%	—%	0.1%	(0.3)%

Culinary Contract Services Costs
(As a percentage of Culinary Contract Services sales)

Cost of culinary contract services	92.9%	90.8%	90.5%	90.2%
Culinary income	7.1%	9.2%	9.5%	9.8%

Franchise Operations Costs
(As a percentage of Franchise revenue)

Cost of franchise operations	24.4%	27.8%	26.7%	27.4%
Franchise income	75.6%	72.2%	73.3%	72.6%

(As a percentage of total sales)
INCOME (LOSS) FROM OPERATIONS	0.9%	(0.4)%	(4.8)%	(0.7)%
Interest income	0.0%	0.0%	0.0%	0.0%
Interest expense	(0.6)%	(0.5)%	(0.7)%	(0.5)%
Other income (expense), net	(0.2)%	0.1%	(0.1)%	0.0%
Income (loss) before income taxes and discontinued operations	0.1%	(0.8)%	(5.6)%	(1.3)%
Provision (benefit) for income taxes	0.5%	(0.6)%	0.9%	(0.5)%
Loss from continuing operations	(0.4)%	(0.2)%	(6.5)%	(0.8)%
Income (loss) from discontinued operations, net of income taxes	0.0%	0.0%	(0.1)%	0.0%
NET LOSS	(0.4)%	(0.1)%	(6.6)%	(0.8)%

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

	Quarter Ended		Three Quarters Ended
	June 7, 2017	June 1, 2016	June 7, 2017	June 1, 2016
	(12 weeks)	(12 weeks)	(40 weeks)	(40 weeks)
	(In thousands)		(In thousands)
Store level profit	$11,567	$13,013	$34,392	$42,540

Plus:
Sales from culinary contract services	4,515	3,892	12,117	12,726
Sales from franchise operations	1,477	1,586	5,167	5,411

Less:
Opening costs	134	117	431	688
Cost of culinary contract services	4,194	3,534	10,966	11,476
Cost of franchise operations	361	441	1,378	1,480
Depreciation and amortization	4,639	5,304	15,977	17,538
Selling, general and administrative expenses	6,764	9,227	29,531	32,312
Provision for asset impairments and restaurant closings	869	172	7,120	209
Net loss (gain) on disposition of property and equipment	(195)	42	219	(793)
Interest income	(3)	—	(5)	(3)
Interest expense	569	482	1,898	1,674
Other income (expense), net	173	(88)	312	2
Provision (benefit) for income taxes	431	(593)	2,576	(1,438)
Loss from continuing operations	$(377)	$(147)	$(18,727)	$(2,468)

The following table shows our restaurant unit count as of August 31, 2016 and June 7, 2017.

Restaurant Counts:

	August 31, 2016	FY17 YTD Q3 Openings	FY17 YTD Q3 Closings	June 7, 2017
Luby’s Cafeterias	91		(2)	89
Fuddruckers Restaurants	75	1	(4)	72
Cheeseburger in Paradise	8		—	8
Other restaurants(1)	1		—	1
Total	175	1	(6)	170

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

As of June 7, 2017, we owned and operated 170 restaurants, of which 89 are traditional cafeterias, 72 are gourmet hamburger restaurants, eight are casual dining restaurants and bars, and one primarily serves seafood. These establishments are located in close proximity to retail centers, business developments and residential areas mostly throughout the United States. Included in the 170 restaurants that we own and operate are 12 restaurants located at six property locations where we operate a side-by-side Luby’s Cafeteria and Fuddruckers on the same property. We refer to these locations as “Combo locations.”

As of June 7, 2017, we operated 25 Culinary Contract Services locations. We operated 15 of these locations in the Houston, Texas area, two in the Texas Lower Rio Grande Valley, and one in each of Dallas, Texas and San Antonio, Texas. Outside of Texas we operated one in each of the following states: North Carolina, Georgia, Oklahoma, Louisiana, Missouri, and Massachusetts. Luby’s Culinary Contract Services currently provides food service management to healthcare and corporate dining facilities.

As of June 7, 2017, we had 48 franchisees operating 112 Fuddruckers restaurants. Our largest five franchise owners own five to twelve restaurants each. Seventeen franchise owners each own two to four restaurants. The 26 remaining franchise owners each own one restaurant.

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

RESULTS OF OPERATIONS

Quarter Ended June 7, 2017 Compared to Quarter Ended June 1, 2016

Comparability between quarters is affected by the varying lengths of the quarters and quarters ending at different points in the calendar year when seasonal patterns for sales are different. Both the quarter ended June 7, 2017 and the quarter ended June 1, 2016 consisted of 12 weeks. Both the three quarters ended June 7, 2017 and the three quarters ended June 1, 2016 consisted of 40 weeks.

Sales

	Quarter Ended	Quarter Ended
($000s)	June 7, 2017	June 1, 2016	Increase/ (Decrease)
	(12 weeks)	(12 weeks)	(12 weeks vs 12 weeks)
Restaurant sales	$82,594	$86,476	$(3,882)	(4.5)%
Culinary contract services	4,515	3,892	623	16.0%
Franchise revenue	1,477	1,586	(109)	(6.9)%
Vending revenue	133	143	(10)	(7.0)%
TOTAL SALES	$88,719	$92,097	$(3,378)	(3.7)%

Total sales decreased approximately $3.4 million, or 3.7%, in the quarter ended June 7, 2017 compared to the quarter ended June 1, 2016, consisting primarily of an approximate $3.9 million decrease in restaurant sales, and an approximate $0.1 million decrease in franchise revenue, partially offset by an approximate $0.6 million increase in Culinary Contract Services sales. The other component of total sales is vending revenue, which decreased $10 thousand in the quarter ended June 7, 2017 compared to the quarter ended June 1, 2016.

	Three Quarters Ended	Three Quarters Ended
($000s)	June 7, 2017	June 1, 2016	Increase/ (Decrease)
	(40 weeks)	(40 weeks)	(40 weeks vs 40 weeks)
Restaurant sales	$271,741	$286,336	$(14,595)	(5.1)%
Culinary contract services	12,117	12,726	(609)	(4.8)%
Franchise revenue	5,167	5,411	(244)	(4.5)%
Vending revenue	417	437	(20)	(4.6)%
TOTAL SALES	$289,442	$304,910	$(15,468)	(5.1)%

Total sales decreased approximately $15.5 million, or 5.1%, in the three quarters ended June 7, 2017 compared to the three quarters ended June 1, 2016, consisting primarily of an approximate $14.6 million decrease in restaurant sales, an approximate $0.6 million decrease in Culinary Contract Services sales, and an approximate $0.2 million decrease in franchise revenue. The other component of total sales is vending revenue, which decreased $20 thousand in the three quarters ended June 7, 2017 compared to the three quarters ended June 1, 2016.

The Company has three reportable segments: Company-owned restaurants, franchise operations, and culinary contract services.

Company-Owned Restaurants

Restaurant Sales

($000s)	Quarter Ended	Quarter Ended
Restaurant Brand	June 7,	June 1,	Increase/(Decrease)
	2017	2016	$ Amount	% Change
	(12 weeks)	(12 weeks)	(12 weeks vs 12 weeks)
Luby’s Cafeterias	$49,746	$51,808	$(2,062)	(4.0)%
Fuddruckers	23,713	24,790	(1,077)	(4.3)%
Combo locations	4,988	5,280	(292)	(5.5)%
Cheeseburger in Paradise	4,147	4,598	(451)	(9.8)%
Restaurant Sales	$82,594	$86,476	$(3,882)	(4.5)%

Restaurant sales decreased approximately $3.9 million in the quarter ended June 7, 2017, compared to the quarter ended June 1, 2016. Sales at stand-alone Luby's Cafeteria restaurants decreased approximately $2.1 million to approximately $49.7 million; sales from stand-alone Fuddruckers locations decreased approximately $1.1 million to approximately $23.7 million; sales at Combo locations decreased approximately $0.3 million to approximately $5.0 million; and sales at Cheeseburger in Paradise restaurants decreased by approximately $0.5 million to approximately $4.1 million.

The approximate $2.1 million sales decrease in stand-alone Luby's Cafeteria restaurants was the result of the closure of two locations and a 2.5% decrease in same-store sales. The 2.5% Luby's Cafeteria same-store sales decrease was the result of a 7.1% decrease in guest traffic partially offset by a 4.6% increase in average spend per guest. The approximate $1.1 million sales decrease at stand-alone Fuddruckers restaurants was the result of five restaurant closings over the prior year and a 0.9% decrease in same-store sales, offset by the opening of one company-owned Fuddruckers location. The 0.9% decrease in same-store sales was the result of a 5.6% decrease in guest traffic offset by a 4.7% increase in average spend per guest. All six Combo location stores are included in our same-store grouping and sales at this group of restaurants decreased 5.5%. Approximately 70% of the decline in sales occurred at one Combo location. Two of the six Combo locations increased sales by 5.5% and 1.2%, respectively. All eight stores that we operate as Cheeseburger in Paradise are included in our same-store grouping and sales at this group of restaurants decreased 9.8% in the quarter ended June 7, 2017 compared to the the quarter ended June 1, 2016.

	Three Quarters Ended	Three Quarters Ended
Restaurant Brand	June 7,	June 1,	Increase/(Decrease)
($000s)	2017	2016	$ Amount	% Change
	(40 weeks)	(40 weeks)	(40 weeks vs 40 weeks)
Luby’s Cafeterias	$168,061	$175,628	$(7,567)	(4.3)%
Fuddruckers	75,321	80,237	(4,916)	(6.1)%
Combo locations	16,565	17,595	(1,030)	(5.9)%
Cheeseburger in Paradise	11,794	12,876	(1,082)	(8.4)%
Total Restaurant Sales	$271,741	$286,336	$(14,595)	(5.1)%

Restaurant sales decreased approximately $14.6 million in the three quarters ended June 7, 2017, compared to the three quarters ended June 1, 2016. Sales at stand-alone Luby's Cafeteria restaurants decreased approximately $7.6 million to approximately $168.1 million; sales from stand-alone Fuddruckers locations decreased approximately $4.9 million to approximately $75.3 million; sales at Combo locations decreased approximately $1.0 million to approximately $16.6 million; and sales at Cheeseburger in Paradise restaurants decreased approximately $1.1 million to approximately $11.8 million.

The approximate $7.6 million sales decrease in stand-alone Luby's Cafeteria restaurants was the result of a 2.9% decrease in same-store sales and the closure of four locations (accounting for approximately $2.6 million of this sales decline) compared to the three quarters ended June 1, 2016. The 2.9% decrease in Luby's Cafeteria same-store sales was the result of a 4.7% decrease in guest traffic partially offset by a 1.8% increase in average spend per guest. The approximate $4.9 million sales decrease at stand-alone Fuddruckers restaurants was the result of six restaurant closures and a same-store sales decrease of 1.2%, partially offset by the opening of two locations. Fuddruckers same-store sales decrease of 1.2% was the result of a 3.7% decline in guest traffic offset by a 2.5% increase in average spend per guest. The approximate $1.0 million decrease in sales at our Combo locations was due to a 4.7% decrease in same-store sales and compares against a high volume sales period in the prior year following the opening of our sixth Combo location. The decline in sales at this sixth Combo location accounted for approximately 60% of the sales decline for all of our Combo locations. All eight stores that we operate as Cheeseburger in Paradise are included in our same-store grouping and this group of restaurants realized a 8.4% decrease in sales in the three quarters ended June 7, 2017 compared to the three quarters ended June 1, 2016.

Cost of Food

	Quarter Ended	Quarter Ended
($000s)	June 7, 2017	June 1, 2016	Increase/ (Decrease)
	(12 weeks)	(12 weeks)	(12 weeks vs 12 weeks)
Cost of food	$22,922	$24,221	$(1,299)	(5.4)%
As a percentage of restaurant sales	27.8%	28.0%		(0.2)%

Cost of food decreased approximately $1.3 million, or 5.4%, in the quarter ended June 7, 2017 compared to the quarter ended June 1, 2016 with lower guest traffic levels, partially offset by higher average food commodity prices. As a percentage of restaurant sales, cost of food decreased 0.2% to 27.8% in the quarter ended June 7, 2017 compared to the quarter ended June 1, 2016 due primarily to modest prices increases and a lower level of menu price discounting, partially offset by higher average food commodity prices. Food commodity prices for our basket of food commodity purchases increased approximately 1.3% at our Luby’s Cafeterias locations and increased approximately 2.9% at our Fuddruckers locations in the quarter ended June 7, 2017.

	Three Quarters Ended	Three Quarters Ended
($000s)	June 7, 2017	June 1, 2016	Increase/ (Decrease)
	(40 weeks)	(40 weeks)	(40 weeks vs 40 weeks)
Cost of food	$76,353	$81,256	$(4,903)	(6.0)%
As a percentage of restaurant sales	28.1%	28.4%		(0.3)%

Cost of food decreased approximately $4.9 million, or 6.0%, for the three quarters ended June 7, 2017 compared to the three quarters ended June 1, 2016 with lower guest traffic levels and lower average food commodity prices. As a percentage of restaurant sales, cost of food decreased 0.3% to 28.1% in the three quarters ended June 7, 2017 compared to the three quarters ended June 1, 2016 due to lower average food commodity prices, modest price increases, and a lower level of menu price discounting. Food commodity prices for our basket of food commodity purchases decreased approximately 1.7% at our Luby’s Cafeterias locations and decreased approximately 1.6% at our Fuddruckers restaurants for the three quarters ended June 7, 2017.

Payroll and Related Costs

	Quarter Ended	Quarter Ended
($000s)	June 7, 2017	June 1, 2016	Increase/ (Decrease)
	(12 weeks)	(12 weeks)	(12 weeks vs 12 weeks)
Payroll and related costs	$29,519	$30,748	$(1,229)	(4.0)%
As a percentage of restaurant sales	35.7%	35.6%		0.1%

Payroll and related costs decreased approximately $1.2 million in the quarter ended June 7, 2017 compared to the quarter ended June 1, 2016. The decrease reflects operating seven fewer restaurants, lower associate hours scheduled and deployed on the decreased level of guest traffic, and reducing overtime hours deployed, partially offset by higher average hourly wage rates. As a percentage of restaurant sales, payroll and related costs increased 0.1% to 35.7% in the quarter ended June 7, 2017 compared to 35.6% in the quarter ended June 1, 2016 due to (1) the fixed cost component of labor costs (mainly management labor) with lower same-store sales levels; and (2) higher average hourly wage rates; partially offset by (3) reduced overtime hours deployed.

	Three Quarters Ended	Three Quarters Ended
($000s)	June 7, 2017	June 1, 2016	Increase/ (Decrease)
	(40 weeks)	(40 weeks)	(40 weeks vs 40 weeks)
Payroll and related costs	$97,486	$100,007	$(2,521)	(2.5)%
As a percentage of restaurant sales	35.9%	34.9%		1.0%

Payroll and related costs decreased approximately $2.5 million in the three quarters ended June 7, 2017 compared to the three quarters ended June 1, 2016 due to operating seven fewer restaurants, lower associate hours scheduled and deployed on the decreased level of guest traffic, reduced overtime hours deployed, lower training costs due in part to reduced turnover, partially offset by higher average hourly wage rates. The three quarters ended June 7, 2017 includes an approximate $0.5 million reduction in workers' compensation liability estimates and the three quarters ended June 1, 2016 includes an approximate $0.7 million reduction in workers' compensation liability estimates. As a percentage of restaurant sales, payroll and related costs increased 1.0%, to 35.9% in the three quarters ended June 7, 2017 compared to 34.9% in the three quarters ended June 1, 2016 due to the fixed cost component of labor costs (mainly management labor) with lower same-store sales levels.

Other Operating Expenses

	Quarter Ended	Quarter Ended
($000s)	June 7, 2017	June 1, 2016	Increase/ (Decrease)
	(12 weeks)	(12 weeks)	(12 weeks vs 12 weeks)
Other operating expenses	$13,796	$13,572	$224	1.7%
As a percentage of restaurant sales	16.7%	15.7%		1.0%

Other operating expenses primarily include restaurant-related expenses for utilities, repairs and maintenance, local store advertising, property and liability insurance losses above insurance deductibles, services and supplies. Other operating expenses increased approximately $0.2 million, or 1.7%, in the quarter ended June 7, 2017 compared to the quarter ended June 1, 2016, due primarily to (1) an approximate $0.3 million increase in restaurant services including higher computer network connectivity, point of sale software, food-to-go delivery charges to third parties, and higher fees associated with armored car services; (2) an approximate $0.2 million increase in utilities expense; partially offset by (3) an approximate $0.3 million decrease in restaurant supplies expense, including cleaning supplies, kitchen supplies, paper supplies, and office supplies due to operating seven fewer restaurants and implementation of cost savings initiatives. As a percentage of restaurant sales, other operating expenses increased 1.0%, to 16.7%, in the quarter ended June 7, 2017, compared to 15.7% in the the quarter ended June 7, 2017 due to the net cost increases enumerated above on lower overall same-store sales volumes.

	Three Quarters Ended	Three Quarters Ended
($000s)	June 7, 2017	June 1, 2016	Increase/ (Decrease)
	(40 weeks)	(40 weeks)	(40 weeks vs 40 weeks)
Other operating expenses	$47,207	$45,728	$1,479	3.2%
As a percentage of restaurant sales	17.4%	16.0%		1.4%

Other operating expenses increased by approximately $1.5 million, or 3.2%, in the three quarters ended June 7, 2017 compared to the three quarters ended June 1, 2016, due primarily to (1) an approximate $1.0 million increase in repairs and maintenance expense; (2) an approximate $0.9 million increase in restaurant services expenses including higher computer network connectivity, point of sale software, restaurant security, food-to-go delivery charges to third parties and higher fees associated with armored car services; and (3) an approximate $0.4 million increase in utilities expense; partially offset by (4) an approximate $0.8 million decrease in restaurant supplies expense, including cleaning supplies, kitchen supplies, paper supplies, and office supplies due to operating seven fewer restaurants and implementation of cost savings initiatives. As a percentage of restaurant sales, other operating expenses increased 1.4%, to 17.4%, in the three quarters ended June 7, 2017, compared to 16.0% for the three quarters ended June 1, 2016 due to cost increases enumerated above on lower overall same-store sales volumes.

Occupancy Costs

	Quarter Ended	Quarter Ended
($000s)	June 7, 2017	June 1, 2016	Increase/ (Decrease)
	(12 weeks)	(12 weeks)	(12 weeks vs 12 weeks)
Occupancy costs	$4,923	$5,065	$(142)	(2.8)%
As a percentage of restaurant sales	6.0%	5.9%		0.1%

Occupancy costs include property lease expense, property taxes, common area maintenance charges, and property insurance expense. Occupancy costs decreased approximately $0.1 million to approximately $4.9 million in the quarter ended June 7, 2017 compared to the quarter ended June 1, 2016. The decrease was primarily due to a decrease in rent and property taxes associated with operating seven fewer restaurants in the quarter ended June 7, 2017 compared to the quarter ended June 1, 2016. As a percentage of restaurant sales, other occupancy costs increased 0.1%, to 6.0%, in the quarter ended June 7, 2017, compared to 5.9% in the the quarter ended June 1, 2016.

	Three Quarters Ended	Three Quarters Ended
($000s)	June 7, 2017	June 1, 2016	Increase/ (Decrease)
	(40 weeks)	(40 weeks)	(40 weeks vs 40 weeks)
Occupancy costs	$16,720	$17,242	$(522)	(3.0)%
As a percentage of restaurant sales	6.2%	6.0%		0.2%

Occupancy costs decreased approximately $0.5 million to approximately $16.7 million in the three quarters ended June 7, 2017 compared to the three quarters ended June 1, 2016. The decrease was primarily due to a decrease in rent and property taxes associated with operating seven fewer restaurants in the three quarters ended June 7, 2017 compared to the three quarters ended June 1, 2016 as well as comparison to the three quarters ended June 1, 2016 when rent reserves and property tax estimates were increased.

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

	Quarter Ended	Quarter Ended
($000s)	June 7, 2017	June 1, 2016	Increase/ (Decrease)
	(12 weeks)	(12 weeks)	(12 weeks vs 12 weeks)
Franchise revenue	$1,477	$1,586	$(109)	(6.9)%
Cost of franchise operations	361	441	(80)	(18.1)%
Franchise profit	$1,116	$1,145	$(29)	(2.5)%
Franchise profit as a percentage of franchise revenue	75.6%	72.2%		3.4%

Franchise revenue decreased $109 thousand in the quarter ended June 7, 2017 compared to the quarter ended June 1, 2016. The $109 thousand decrease in franchise revenue includes an approximate $121 thousand decrease in non-royalty related fee income due to realized franchise development fees in the quarter ended June 1, 2016 , partially offset by an approximate $12 thousand increase in franchise royalties due in part to the timing of franchise location openings and closings, partially offset by same-store sales declines at franchise locations.

	Three Quarters Ended	Three Quarters Ended
($000s)	June 7, 2017	June 1, 2016	Increase/ (Decrease)
	(40 weeks)	(40 weeks)	(40 weeks vs 40 weeks)
Franchise revenue	$5,167	$5,411	$(244)	(4.5)%
Cost of franchise operations	1,378	1,480	(102)	(6.9)%
Franchise profit	$3,789	$3,931	$(142)	(3.6)%
Franchise profit as a percentage of franchise revenue	73.3%	72.6%		0.7%

Franchise revenue decreased $244 thousand in the three quarters ended June 7, 2017 compared to the three quarters ended June 1, 2016. The $244 thousand decrease in franchise revenue includes a $311 thousand decrease in franchise royalties due in part to the closure of certain franchise locations, lower international royalty income, and same-store sales declines at franchise locations, partially offset by an approximate $67 thousand increase in non-royalty related fee income due to realized franchise development fees, partially offset by lower fee income related to fewer franchise openings.

Cost of Franchise Operations

Cost of franchise operations includes the direct costs associated with supporting franchisees with opening new Fuddruckers franchised restaurants and the corporate overhead expenses associated with generating franchise revenue. These corporate expenses primarily include the salaries and benefits, travel and related expenses, and other expenses for employees whose primary job function involves supporting our franchise owners and the development of new franchise locations. Cost of franchise operations decreased $80 thousand in the quarter ended June 7, 2017 compared to the quarter ended June 1, 2016. Franchise profit, defined as Franchise revenue less Cost of franchise operations, decreased $29 thousand in the quarter ended June 7, 2017 compared to the quarter ended June 1, 2016 due primarily to the decrease in non-royalty fee income discussed above in franchise revenue, partially offset by lower franchise operations costs with fewer franchise openings in the quarter ended June 7, 2017. Franchisees closed two locations (one in Maryland and one in the Dominican Republic) in the quarter ended June 7, 2017.

Cost of franchise operations decreased approximately $102 thousand, or 6.9%, in the three quarters ended June 7, 2017 compared to the three quarters ended June 1, 2016. Franchise profit, defined as Franchise revenue less Cost of franchise operations, decreased approximately $142 thousand in the three quarters ended June 7, 2017 compared to the three quarters ended June 1, 2016 due primarily to a $244 thousand decrease in franchise revenue discussed above, partially offset by $102 thousand reduction in franchise costs. Franchisees opened seven locations and closed eight locations in the three quarters ended June 7, 2017.

Culinary Contract Services

Culinary Contract Services is a business line servicing healthcare, higher education, and corporate dining clients. The healthcare accounts are full service and typically include in-room delivery, catering, vending, coffee service and retail dining. We operated 25 Culinary Contract Services locations at the end of the quarter ended June 7, 2017 and 26 at the end of the quarter ended June 1, 2016. We focus on clients who are able to enter into agreements in which all operating costs are reimbursed to us and we generally charge a fixed fee. These agreements typically present lower financial risk to the company.

	Quarter Ended	Quarter Ended
($000s)	June 7, 2017	June 1, 2016	Increase/ (Decrease)
	(12 weeks)	(12 weeks)	(12 weeks vs 12 weeks)
Culinary contract services sales	$4,515	$3,892	$623	16.0%
Cost of culinary contract services	4,194	3,534	660	18.7%
Culinary contract profit	$321	$358	$(37)	(10.3)%
Culinary contract services profit as a percentage of Culinary contract services sales	7.1%	9.2%		(2.1)%

Culinary contract services sales increased approximately $0.6 million, or 16.0%, in the quarter ended June 7, 2017 compared to the quarter ended June 1, 2016. The increase in Culinary contract services revenue was primarily the result of a change in the mix of our Culinary agreements with clients and the addition of retail sales of our Luby's Fried Fish and Luby's Macaroni and Cheese in the frozen section of retail grocery stores.

Cost of culinary contract services includes the food, payroll and related costs, other direct operating expenses, and corporate overhead expenses associated with generating Culinary Contract Services sales. Cost of Culinary Contract Services increased approximately $0.7 million, or 18.7%, in the quarter ended June 7, 2017 compared to the quarter ended June 1, 2016. Culinary Contract Services profit margin, defined as Culinary Contract Services sales less Cost of Culinary Contract Services, decreased to 7.1% in the quarter ended June 7, 2017 from 9.2% in the the quarter ended June 1, 2016 due to the change in the mix of our Culinary agreements with clients.

	Three Quarters Ended	Three Quarters Ended
($000s)	June 7, 2017	June 1, 2016	Increase/ (Decrease)
	(40 weeks)	(40 weeks)	(40 weeks vs 40 weeks)
Culinary contract services sales	$12,117	$12,726	$(609)	(4.8)%
Cost of culinary contract services	10,966	11,476	(510)	(4.4)%
Culinary contract profit	$1,151	$1,250	$(99)	(7.9)%
Culinary contract services profit as a percentage of Culinary contract services sales	9.5%	9.8%		(0.3)%

Culinary Contract Services sales decreased approximately $0.6 million, or 4.8%, in the three quarters ended June 7, 2017 compared to the three quarters ended June 1, 2016. The decrease in Culinary Contract Services sales was the result of the change in the mix of our Culinary agreements with clients, partially offset by the addition of retail sales of our Luby's Fried Fish and Luby's Macaroni and Cheese in the frozen section of retail grocery stores.

Cost of Culinary Contract Services includes the food, payroll and related costs, other direct operating expenses, and corporate overhead expenses associated with generating Culinary Contract Services sales. Cost of Culinary Contract Services decreased approximately $0.5 million, or 4.4%, in the three quarters ended June 7, 2017 compared to the three quarters ended June 1, 2016, consistent with a decrease in Culinary Contract Services sales. Culinary Contract Services profit margin, defined as Culinary Contract Services sales less Cost of Culinary Contract Services, decreased to 9.5% in the three quarters ended June 7, 2017 from 9.8% in the three quarters ended June 1, 2016.

 Company-wide Expenses

Opening Costs

Opening costs include labor, supplies, occupancy, and other costs necessary to support the restaurant through its opening period. Opening costs were approximately $0.1 million in the quarter ended June 7, 2017 compared to approximately $0.1 million in the quarter ended June 1, 2016. The approximate $0.1 million in opening costs for the quarter ended June 7, 2017 reflects costs associated with the opening of one new Fuddruckers restaurant and the carrying costs for one location where we previously operated a Cheeseburger in Paradise restaurant. The approximate $0.1 million in opening costs in the quarter ended June 1, 2016 primarily reflects the carrying costs for two locations where we previously operated Cheeseburger in Paradise restaurants.

Opening costs were approximately $0.4 million in the three quarters ended June 7, 2017 compared to approximately $0.7 million in the three quarters ended June 1, 2016. Both three-quarter periods included carrying costs of locations to be developed for future restaurant openings. The approximate $0.4 million in opening costs in the three quarters ended June 7, 2017 included the carrying costs for two locations where we previously operated as Cheeseburger in Paradise restaurants and the opening costs for one Fuddruckers that opened in the quarter ended June 7, 2017. The approximate $0.7 million in opening costs in the three quarters ended June 1, 2016 included the carrying costs for five locations where we previously operated Cheeseburger in Paradise restaurants and the opening costs for three Fuddruckers restaurants that opened in the three quarters ended June 1, 2016.

Depreciation and Amortization Expense

	Quarter Ended	Quarter Ended
($000s)	June 7, 2017	June 1, 2016	Increase/ (Decrease)
	(12 weeks)	(12 weeks)	(12 weeks vs 12 weeks)
Depreciation and amortization	$4,639	$5,304	$(665)	(12.5)%
As a percentage of total sales	5.2%	5.8%		(0.6)%

Depreciation and amortization expense decreased by approximately $0.7 million, or 12.5%, in the quarter ended June 7, 2017 compared to the quarter ended June 1, 2016 due primarily to reduced capital investment and certain assets reaching the end of their depreciable lives.

	Three Quarters Ended	Three Quarters Ended
($000s)	June 7, 2017	June 1, 2016	Increase/ (Decrease)
	(40 weeks)	(40 weeks)	(40 weeks vs 40 weeks)
Depreciation and amortization	$15,977	$17,538	$(1,561)	(8.9)%
As a percentage of total sales	5.5%	5.8%		(0.3)%

Depreciation and amortization expense decreased by approximately $1.6 million, or 8.9%, in the three quarters ended June 7, 2017 compared to the three quarters ended June 1, 2016 due primarily to reduced capital investment and certain assets reaching the end of their depreciable lives.

Selling, General and Administrative Expenses

	Quarter Ended	Quarter Ended
($000s)	June 7, 2017	June 1, 2016	Increase/ (Decrease)
	(12 weeks)	(12 weeks)	(12 weeks vs 12 weeks)
General and administrative expenses	$5,946	$8,146	$(2,200)	(27.0)%
Marketing and advertising expenses	818	1,081	(263)	(24.3)%
Selling, general and administrative expenses	$6,764	$9,227	$(2,463)	(26.7)%
As a percentage of total sales	7.6%	10.0%		(2.4)%

Selling, general and administrative expenses include corporate salaries and benefits-related costs, including restaurant area leaders, share-based compensation, marketing and advertising expenses, professional fees, travel and recruiting expenses and other office expenses. Selling, general and administrative expenses decreased approximately $2.5 million, or 26.7%, in the quarter ended June 7, 2017 compared to the quarter ended June 1, 2016. The decrease in selling, general and administrative expenses includes (1) a non-cash reduction of approximately $1.2 million to the estimated fair value of performance awards under an incentive compensation plan (2) an approximate $0.6 million decrease in salaries, benefits, and other compensation expenses; (3) an approximate $0.3 million decrease in marketing and advertising expense; (4) an approximate $0.2 million decrease in outside professional service fees and relocation expenses; and (5) and approximate net $0.1 million decrease in corporate travel, general liability, and other corporate overhead expenses.

As a percentage of total revenue, selling, general and administrative expenses decreased to 7.6% in the quarter ended June 7, 2017, compared to 10.0% in the the quarter ended June 1, 2016.

	Three Quarters Ended	Three Quarters Ended
($000s)	June 7, 2017	June 1, 2016	Increase/ (Decrease)
	(40 weeks)	(40 weeks)	(40 weeks vs 40 weeks)
General and administrative expenses	$24,896	$27,926	$(3,030)	(10.9)%
Marketing and advertising expenses	4,635	4,386	249	5.7%
Selling, general and administrative expenses	$29,531	$32,312	$(2,781)	(8.6)%
As a percentage of total sales	10.2%	10.6%		(0.4)%

Selling, general and administrative expenses decreased approximately $2.8 million, or 8.6%, in the three quarters ended June 7, 2017 compared to the three quarters ended June 1, 2016. The decrease in selling, general and administrative expenses includes (1) an approximate $2.7 million decrease in salaries, benefits, and other compensation expenses, including an adjustment to the estimated fair value of performance awards under an incentive compensation plan; and (2) an approximate $0.5 million reduction in corporate travel expenses; partially offset by (3) an approximate $0.2 million increase in outside professional service fees; and (4) an approximate $0.2 million increase in marketing and advertising expenses. The approximate $0.2 million increase in marketing and advertising expenses includes sponsorships and partnerships with sports teams that we believe enhance our visibility and appeal within our core markets as well as other marketing commitments entered into prior to the start of the three quarters ended June 7, 2017. As a percentage of total sales, selling, general and administrative expenses decreased to 10.2% in the three quarters ended June 7, 2017, compared to 10.6% in the three quarters ended June 1, 2016.

Provision for Asset Impairments and Restaurant Closings

The approximate $0.9 million provision for asset impairments and restaurant closings, net, for the quarter ended June 7, 2017, was the result of an impairment charge of approximately $0.3 million at one location, three properties held for sale written down by $0.3 million to their fair value, and net lease termination costs of approximately $0.3 million at four properties. The approximate $0.2 million impairment charge for the quarter ended June 1, 2016 related to lease termination costs.

The approximate $7.1 million impairment charge for the three quarters ended June 7, 2017 is primarily related to assets at 14 locations, goodwill at six locations, five properties held for sale written down to their fair value and approximately $0.4 million in net lease termination costs at four property locations. The approximate $0.2 million impairment charge for the three quarters ended June 1, 2016 is primarily related to approximately $0.2 million in lease termination costs at two property locations and, to a lesser extent, goodwill at one underperforming converted Cheeseburger in Paradise leasehold location,

Net Loss (Gain) on Disposition of Property and Equipment

Gain on disposition of property and equipment was approximately $0.2 million in the quarter ended June 7, 2017 and primarily reflects the gain on the sale of one property that we had previously operated as a Luby's cafeteria. The loss on disposition of property and equipment was approximately $42 thousand in the quarter ended June 1, 2016 and primarily reflects normal asset retirement activity.

Loss on disposition of property and equipment was approximately $0.2 million in the three quarters ended June 7, 2017 and primarily reflects normal asset retirement activity, partially offset by the gain on the sale of one property. The gain on disposition of property and equipment was approximately $0.8 million in the three quarters ended June 1, 2016 related primarily to the gain on the sale of one property that we had previously acquired for possible development and the gain on the sale of property where we operated a cafeteria up until the time of the sale, partially offset by normal asset retirement activity.

Interest Income

Interest income was $3 thousand in the quarter ended June 7, 2017 and less than $1 thousand in the quarter ended June 1, 2016 .

Interest income was $5 thousand in the three quarters ended June 7, 2017 and $3 thousand in the three quarters ended June 1, 2016.

Interest Expense

Interest expense increased approximately $0.1 million to approximately $0.6 million in the quarter ended June 7, 2017 compared to the quarter ended June 1, 2016. The increase in interest expense reflects a higher average debt balances and higher average interest rates at our borrowings.

Interest expense increased $0.2 million to approximately $1.9 million in the three quarters ended June 7, 2017 compared to the three quarters ended June 1, 2016. The increase in interest expense reflects higher average debt balances. Both the three quarters ended June 7, 2017 and the three quarters ended June 1, 2016 include acceleration of deferred financing fees.

Other Income, Net

Other income, net, consisted primarily of the following components: net rental property income and expenses relating to property for which we are the landlord; prepaid sales tax discounts earned through our participation in state tax prepayment programs; oil and gas royalty income; and changes in the fair value of our interest rate swap agreement. Other income, net, in the quarter ended June 7, 2017 decreased $0.3 million compared to the quarter ended June 1, 2016 due primarily to (1) recording a net reduction in the fair value of our interest rate swap agreement; (2) lower net rental income; and (3) an increase in discounts related to a higher volume of sales of pre-paid gift cards.

Other income, net, in the three quarters ended June 7, 2017 decreased approximately $0.3 million compared to the three quarters ended June 1, 2016 due primarily to (1) recording a net reduction in the fair value of our interest rate swap agreement; (2) lower net rental income; and (3) a decrease in sales tax discounts as we did not participate in state tax prepayment programs fully in the quarter ended March 15, 2017.

Taxes

For the quarter ended June 7, 2017, the income taxes related to continuing operations resulted in a tax provision of approximately $0.4 million compared to a tax benefit of approximately $0.6 million for the quarter ended June 1, 2016. For the three quarters ended June 7, 2017, the income taxes related to continuing operations resulted in a tax provision of approximately $2.6 million compared to a tax benefit of approximately $1.4 million for the three quarters ended June 1, 2016.

The effective tax rate (ETR) from continuing operations was a positive 790.6% and a negative 16.4% for the quarter and three quarters ended June 7, 2017, respectively. The ETR for the quarter ended June 7, 2017 differs from the federal statutory rate of 34% due to the federal jobs credits, state income taxes and other discrete items.

Discontinued Operations

Discontinued operations resulted in a loss of $19 thousand in the quarter ended June 7, 2017 compared to income of $13 thousand in the quarter ended June 1, 2016. The loss from discontinued operations of approximately $19 thousand in the quarter ended June 7, 2017 was related to a $40 thousand tax provision and $9 thousand in carrying costs associated with assets related to discontinued operations. Income from discontinued operations of $13 thousand in the quarter ended June 1, 2016 consisted of (1) a $25 thousand gain from the disposal of discontinued assets, offset by (2) $9 thousand in carrying costs associated with assets related to discontinued operations and (3) a tax provision of $3 thousand.

Loss from discontinued operations was approximately $0.4 million in the three quarters ended June 7, 2017 compared to a loss of $77 thousand in the three quarters ended June 1, 2016. The loss from discontinued operations of approximately $0.4 million in the three quarters ended June 7, 2017 was related to a tax provision of approximately $0.4 million and carrying costs associated with discontinued operations of less than $0.1 million. Loss from discontinued operations of $77 thousand in the three quarters ended June 1, 2016 consisted of (1) approximately $156 thousand in carrying costs associated with assets related to discontinued operations offset by (2) a $25 thousand gain from the disposal of discontinued assets and (3) a tax benefit of $54 thousand.

LIQUIDITY AND CAPITAL RESOURCES

Cash and Cash Equivalents

General. Our primary sources of short-term and long-term liquidity are cash flows from operations, our Revolver (as defined below), and our Term Loan (as defined below). During the three quarters ended June 7, 2017, cash provided by operating activities of approximately $3.7 million and cash provided by financing activities of approximately $2.8 million was offset by cash used in investing activities of approximately $6.5 million. Cash and cash equivalents decreased $13 thousand in the three quarters ended June 7, 2017 compared to an approximate $0.1 million decrease in the three quarters ended June 1, 2016. We plan to continue the level of capital and repair and maintenance expenditures necessary to keep our restaurants attractive and operating efficiently.

Our cash requirements consist principally of:

•
capital expenditures for recurring maintenance of our restaurant property and equipment, restaurant renovations and upgrades, new construction, information technology and culinary contract services development; and

•	payments to reduce our debt; and

•	working capital primarily for our Company-owned restaurants and obligations under our Culinary Contract Services agreements.

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

The following table summarizes our cash flows from operating, investing, and financing activities:

	Three Quarters Ended
	June 7, 2017	June 1, 2016
	(40 weeks)	(40 weeks)
	(In thousands)
Total cash provided by (used in):
Operating activities	$3,676	$11,408
Investing activities	(6,474)	(10,033)
Financing activities	2,785	(1,467)
Net decrease in cash and cash equivalents	$(13)	$(92)

Operating Activities. Cash provided by operating activities was approximately $3.7 million in the three quarters ended June 7, 2017, an approximate $7.7 million decrease from the three quarters ended June 1, 2016. The approximate $7.7 million decrease in cash provided by operating activities is due to an approximate $5.2 million decrease in cash provided by operations before changes in operating assets and liabilities and an approximate $2.5 million increase in cash used in changes in operating assets and liabilities for the three quarters ended June 7, 2017.

Cash provided by operating activities before changes in operating assets and liabilities was approximately $8.6 million in the three quarters ended June 7, 2017, an approximate $5.2 million decrease compared to the three quarters ended June 1, 2016. The $5.2 million decrease in cash provided by operating activities before changes in operating assets and liabilities was primarily due to decreased store-level profit from our Company-owned restaurants.

Changes in operating assets and liabilities was an approximate $4.9 million use of cash in the three quarters ended June 7, 2017 and an approximate $2.4 million use of cash in the three quarters ended June 1, 2016. The $2.5 million increase in the use of cash was due to differences in the change in asset and liability balances between the three quarters ended June 7, 2017 and the three quarters ended June 1, 2016. Increases in current asset accounts are a use of cash while decreases in current asset accounts are a source of cash. During the three quarters ended June 7, 2017, the change in trade accounts and other receivables was an approximate $0.5 million use of cash which was an approximate $0.5 million decrease from the use of cash in the three quarters ended June 1, 2016. The change in food and supplies inventory during the quarter ended June 7, 2017 was an approximate $68 thousand source of cash which was an approximate $0.6 million increase from the use of cash in the three quarters ended June 1, 2016. The change in prepaid expenses and other assets was an approximate $5 thousand use of cash during the three quarters ended June 7, 2017, which was an approximate $0.6 million decrease in the use of cash from the three quarters ended June 1, 2016.

Increase in current liability accounts are a source of cash, while decreases in current liability accounts are a use of cash. During the three quarters ended June 7, 2017, changes in the balances of accounts payable, accrued expenses and other liabilities was an approximate $4.5 million use of cash, compared to a use of cash of approximately $0.3 million during the three quarters ended June 1, 2016.

Investing Activities. We generally reinvest available cash flows from operations to develop new restaurants, maintain and enhance existing restaurants and support Culinary Contract Services. Cash used by investing activities was approximately $6.5 million in the three quarters ended June 7, 2017 and approximately $10.0 million in the three quarters ended June 1, 2016. Capital expenditures were approximately $10.1 million in the three quarters ended June 7, 2017 and approximately $14.3 million in the three quarters ended June 1, 2016. Proceeds from the disposal of assets were approximately $3.6 million in the three quarters ended June 7, 2017 and approximately $4.3 million in the three quarters ended June 1, 2016.

Financing Activities. Cash provided by financing activities was approximately $2.8 million in the three quarters ended June 7, 2017 compared to an approximate $1.5 million use of cash during the three quarters ended June 1, 2016. Cash flows from financing activities was primarily the result of borrowings and repayments related to the 2013 Credit Facility, our Revolver, and our Term Loan. During the three quarters ended June 7, 2017, cash provided by financing activities was approximately $3.4 million based on our total net borrowings. As a result of our first quarter 2017 refinancing, repayments on the 2013 Credit Facility and the Revolver exceeded borrowings by approximately $28.5 million and borrowing from the Term Loan provided $35.0 million. Principal payments on our Term Loan amounted to $3.1 million in the three quarters ended June 7, 2017. During the three quarters ended June 1, 2016, borrowings exceeded repayments of the 2013 Credit Facility by approximately $1.5 million.

Status of Long-Term Investments and Liquidity

At June 7, 2017, we did not hold any long-term investments.

Status of Trade Accounts and Other Receivables, Net

We monitor the aging of our receivables, including Fuddruckers franchising related receivables, and record provisions for uncollectable accounts, as appropriate. Credit terms of accounts receivable associated with our CCS business vary from 30 to 45 days based on contract terms.

Working Capital

Current assets increased approximately $0.8 million in the three quarters ended June 7, 2017 compared to an increase of approximately $1.4 million in the quarter ended June 1, 2016. In the three quarters ended June 7, 2017, prepaid expenses increased approximately $0.8 million, trade accounts and other receivables, net increased approximately $0.5 million; partially offset by a decrease in deferred income taxes of approximately $0.4 million and food and supplies inventory of approximately $0.1 million. In the three quarters ended June 1, 2016, trade accounts and other receivables, net increased approximately $1.0 million, prepaid expenses increased approximately $0.5 million; partially offset by an approximate $0.1 million decrease in cash and cash equivalents.

Current liabilities decreased approximately $1.1 million in the three quarters ended June 7, 2017 compared to an increase of approximately $0.3 million in the three quarters ended June 1, 2016. In the three quarters ended June 7, 2017, salaries and incentives increased approximately $1.1 million, unredeemed gift cards increased approximately $0.7 million, current portion of credit facility debt increased approximately $0.6 million, accrued expenses increased approximately $0.3 million; partially offset by decreases in accounts payable of approximately $2.8 million, accrued taxes other than income taxes decreased approximately $1.0 million. In the three quarters ended June 1, 2016, unredeemed gift cards increased approximately $0.9 million, salaries and incentives increased approximately $0.9 million, accrued claims and insurance increased approximately $0.2 million; partially offset by decreases in taxes other than income of approximately $1.0 million, accounts payable of approximately $0.5 million, and accrued operating expenses of approximately $0.2 million.

Capital Expenditures

Capital expenditures consist of purchases of real estate for future restaurant sites, Culinary Contract Services investments, new unit construction, purchases of new and replacement restaurant furniture and equipment, and ongoing remodeling programs. Capital expenditures for the three quarters ended June 7, 2017 were approximately $10.1 million and related to recurring maintenance of our existing units, existing restaurant remodels and rollout of new point of sale and network equipment, improvement of our culinary contract services business and the development of future restaurant sites. We expect to be able to fund all capital expenditures in fiscal 2017 using proceeds from the sale of assets, cash flows from operations and our 2016 Credit Agreement. We expect to spend less than $14.0 million on capital expenditures in fiscal 2017.

DEBT

The following table summarizes credit facility debt, less current portion at June 7, 2017 and August 31, 2016:

	June 7, 2017	August 31, 2016
	(In thousands)
2013 Credit Agreement - Revolver	$—	$37,000
2016 Credit Agreement - Revolver	8,500	—
2016 Credit Agreement - Term Loan	31,938	—
Total credit facility debt	40,438	37,000
Less unamortized debt issue costs	(305)	—
Total credit facility debt, less unamortized debt issuance costs	40,133	37,000
Current portion of credit facility debt	(613)	—
Total	$39,520	$37,000

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
The 2016 Credit Agreement also provides for the issuance of letters of credit in an aggregate amount equal to the lesser of $5.0 million and the Revolving Credit Commitment, which is $30.0 million as of June 7, 2017. The 2016 Credit Agreement is guaranteed by all of the Company’s present subsidiaries and will be guaranteed by our future subsidiaries.
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
As of June 7, 2017, we had $40.4 million in total outstanding loans and approximately $1.3 million committed under letters of credit, which we use as security for the payment of insurance obligations, and approximately $0.1 million in other indebtedness.
We were in compliance with the covenants contained in the 2016 Credit Agreement as of June 7, 2017 and after applying the CTLAL, the available borrowing capacity was $2.3 million. At any determination date, if certain leverage and fixed charge ratios exceed the maximum permitted under our 2016 Credit Agreement, we would be considered in default under the terms of the agreement. Due to negative results in the first three quarters of fiscal 2017, continued under performance in the current fiscal year could cause our financial ratios to exceed the permitted limits under the terms of the 2016 Credit Agreement.
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to interest rate risk due to changes in interest rates affecting our variable-rate debt, Term Loan and borrowings under our 2016 Revolver. As of June 7, 2017, the total amount of debt subject to interest rate fluctuations outstanding under our Revolver and Term Loan was $22.9 million. Assuming an average debt balance with interest rate exposure of $22.9 million, a 100 basis point increase in prevailing interest rates would increase our annual interest expense by $0.2 million. The interest rate on our remaining $17.5 million in outstanding debt is fixed plus an applicable margin based on our CTLAL at each determination date, beginning December 14, 2016, under the terms of our interest rate swap agreement.

We have exposure to various foreign currency exchange rate fluctuations for revenues generated by our operations outside of the United States, which can adversely impact our net income and cash flows. Sales to customers and royalties from franchisees outside the contiguous United States as a percentage of our total revenues was approximately 0.13% and 0.12% in the quarter ended June 7, 2017 and June 1, 2016, respectively and 0.11% and 0.14% in the three quarters ended ended June 7, 2017 and June 1, 2016, respectively.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act), as of June 7, 2017. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of June 7, 2017, our disclosure controls and procedures were effective in providing reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three quarters ended June 7, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II—OTHER INFORMATION

Item 1. Legal Proceedings

There have been no material changes to our legal proceedings as disclosed in “Legal Proceedings” in Item 3 of Part I of our Annual Report on Form 10-K for the fiscal year ended August 31, 2016.

Item 1A. Risk Factors

There have been no material changes during the three quarters ended June 7, 2017 to the Risk Factors discussed in Item1A of Part I of our Annual Report on Form 10-K for the fiscal year ended August 31, 2016.

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

LUBY’S, INC. (Registrant)

Date:	7/13/2017	By:	/s/ Christopher J. Pappas
Christopher J. Pappas
President and Chief Executive Officer
(Principal Executive Officer)

Date:	7/13/2017	By:	/s/ K. Scott Gray
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