Form 10-K
period 2017-08-30
LUBYS INC
filed 2017-11-13
CIK 16099

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
 ____________________________________
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended August 30, 2017

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

The aggregate market value of the shares of common stock of the registrant held by nonaffiliates of the registrant as of March 15, 2017, was approximately $62,273,351 (based upon the assumption that directors and executive officers are the only affiliates).

As of November 7, 2017, there were 29,315,465 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

 Portions of the following document are incorporated by reference into the designated parts of this Form 10-K:
 Definitive Proxy Statement relating to 2018 annual meeting of shareholders (in Part III)

Luby’s, Inc.
Form 10-K
Year ended August 30, 2017

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

Compliance with New York Stock Exchange Requirements

We submitted to the New York Stock Exchange (“NYSE”) the CEO certification required by Section 303A.12(a) of the NYSE’s Listed Company Manual with respect to our fiscal year ended August 31, 2016. We expect to submit the CEO certification with respect to our fiscal year ended August 30, 2017 to the NYSE within 30 days after our annual meeting of shareholders. We are filing as an exhibit to this Form 10-K the certifications required by Section 302 of the Sarbanes-Oxley Act of 2002.

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

In some cases, investors can identify these statements by forward-looking words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “outlook,” “may” “should,” “will,” and “would” or similar words. Forward-looking statements are based on certain assumptions and analyses made by management in light of their experience and perception of historical trends, current conditions, expected future developments and other factors we believe are relevant. Although management believes that our assumptions are reasonable based on information currently available, those assumptions are subject to significant risks and uncertainties, many of which are outside of our control. The following factors, as well as the factors set forth in Item 1A of this Form 10-K and any other cautionary language in this Form 10-K, provide examples of risks, uncertainties, and events that may cause our financial and operational results to differ materially from the expectations described in our forward-looking statements:

•	general business and economic conditions;

•	the impact of competition;

•	our operating initiatives, changes in promotional, couponing and advertising strategies, and the success of management’s business plans;

•	fluctuations in the costs of commodities, including beef, poultry, seafood, dairy, cheese, oils and produce;

•	ability to raise menu prices and customers acceptance of changes in menu items;

•	increases in utility costs, including the costs of natural gas and other energy supplies;

•	changes in the availability and cost of labor, including the ability to attract qualified managers and team members;

•	the seasonality of the business;

•	collectability of accounts receivable;

•	changes in governmental regulations, including changes in minimum wages and healthcare benefit regulation;

•	the effects of inflation and changes in our customers’ disposable income, spending trends and habits;

•	the ability to realize property values;

•	the availability and cost of credit;

•	weather conditions in the regions in which our restaurants operate;

•	costs relating to legal proceedings;

•	impact of adoption of new accounting standards;

•	effects of actual or threatened future terrorist attacks in the United States;

•	unfavorable publicity relating to operations, including publicity concerning food quality, illness or other health concerns or labor relations; and

•	the continued service of key management personnel.

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

PART I

Item 1. Business

Overview

Luby’s, Inc. is a multi-branded company operating in the restaurant industry and in the contract food services industry. Our primary brands include Luby’s Cafeteria, Fuddruckers - World’s Greatest Hamburgers® and Luby’s Culinary Contract Services. We also operate another brand named Cheeseburger in Paradise.

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

As of November 7, 2017, we operated 163 restaurants located throughout the United States, as set forth in the table below. These establishments are located in close proximity to retail centers, business developments and residential areas. Of the 163 restaurants, 87 are located on property that we own and 76 are located on property that we lease. Six locations consist of a side-by-side Luby’s Cafeteria and Fuddruckers restaurant, to which we refer herein as a “Combo location”.

Total
Texas:
Houston Metro	53
San Antonio Metro	16
Rio Grande Valley	12
Dallas/Fort Worth Metro	14
Austin	9
Other Texas Markets	17
California	10
Maryland	4
Arizona	5
Illinois	4
Virginia	2
Georgia	3
Indiana	2
Mississippi	2
Other States	10
Total	163

As of November 7, 2017, we operated 23 locations through our Culinary Contract Services (“CCS”). We operated 14 of these locations in the Houston, Texas area, two in San Antonio, Texas, two in the Texas Lower Rio Grande Valley, and one in Dallas, Texas. Outside of Texas, we operated one in each of the following states: Georgia, Missouri, North Carolina, and Oklahoma. CCS provides food service management to healthcare, sports stadiums, corporate dining facilities, and retail grocery stores.

As of November 7, 2017, we had 48 franchisees operating 110 Fuddruckers restaurants in locations as set forth in the table below. Our largest five franchisees own five to 12 restaurants each. Sixteen franchise owners each own two to four restaurants. The twenty-seven remaining franchise owners each own one restaurant.

Fuddruckers Franchises
Texas:
Dallas/Fort Worth Metro	10
Other Texas Markets	10
California	7
Connecticut	1
Delaware	1
Florida	8
Georgia	2
Iowa	1
Louisiana	3
Maine	1
Maryland	1
Massachusetts	4
Michigan	4
Missouri	3
Montana	5
Nebraska	1
Nevada	3
New Jersey	2
New Mexico	4
North Carolina	1
North Dakota	1
Oklahoma	1
Oregon	1
Pennsylvania	5
South Carolina	8
South Dakota	2
Tennessee	2
Virginia	3
Wisconsin	1
International:
Canada	2
Colombia	3
Dominican Republic	1
Italy	1
Mexico	3
Panama	3
Puerto Rico	1
Total	110

In November 1997, a prior owner of the Fuddruckers - World’s Greatest Hamburgers® brand granted to a licensee the exclusive right to use the Fuddruckers proprietary marks, trade dress, and system to develop Fuddruckers restaurants in a territory consisting of certain countries in Africa, the Middle East, and parts of Asia. As of November 7, 2017, this licensee operates 34 restaurants that are licensed to use the Fuddruckers proprietary marks in Saudi Arabia, Egypt, United Arab Emirates, Qatar, Jordan, Bahrain, and Kuwait. The Company does not receive revenue or royalties from these restaurants.

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

Luby’s Cafeteria Operations

At Luby’s Cafeterias, our mission is to serve our guests convenient, great tasting meals in a friendly environment that makes everyone feel welcome and at home. We do things The Luby’s Way, which means we cook in small batches from scratch using real food, real ingredients prepared fresh daily, and our employees and our company get involved and support the fabric of our local communities. We buy local produce as much as possible. We promise to breathe life into the experience of dining out and make every meal meaningful. We were founded in San Antonio, Texas in 1947.

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

Luby’s Cafeteria’s product offerings are Americana-themed home-style classic made-from-scratch favorites priced to appeal to a broad range of customers, including those customers that focus on fast wholesome choices, quality, variety, and affordability. We have had particular success among families with children, shoppers, travelers, seniors, and business people looking for a quick, freshly prepared meal at a fair price. All of our restaurants sell food-to-go orders which comprise approximately 13% of our Luby's Cafeteria restaurant sales.

Menus are reviewed periodically and new offerings and seasonal food preferences are regularly incorporated. Each restaurant is operated as a separate unit under the control of a general manager who has responsibility for day-to-day operations, including food production and personnel employment and supervision. Restaurants generally have a staff led by a general manager, an associate manager and assistant managers. We grant authority to our restaurant managers to direct the daily operations of their stores and, in turn, we compensate them on the basis of their performance. We believe this strategy is a significant factor contributing to the profitability of our restaurants. Each general manager is supervised by an area leader. Each area leader is responsible for approximately 7 to 10 units, depending on the area supervised.

In fiscal 2017, we closed four Luby's Cafeterias. The number of Luby’s Cafeterias was 88 at fiscal year-end 2017.

New Luby’s Restaurants

In 2007, we developed and opened an updated prototype ground-up new construction Luby's Cafeteria. Since then we have rebuilt three locations and newly developed four locations according to this prototype.

In 2012, we opened a prototype ground-up new construction combination Luby’s and Fuddruckers restaurant location featuring a Luby’s Cafeteria and a Fuddruckers Restaurant on the same property with a common wall but separate kitchens and dining areas (“Combo location”). Since 2012, we built five more Combo locations; four in fiscal 2014; and one in fiscal 2015.

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

While Fuddruckers’ signature burgers and fries account for the majority of its restaurant sales, its menu also includes exotic burgers, such as buffalo and elk, steak sandwiches, various grilled and breaded chicken breast sandwiches, hot dogs, a variety of salads, chicken tenders, fish sandwiches, hand breaded onion rings, soft drinks, handmade milkshakes, and bakery items. A variety of over 100 carbonated soft drinks including our own unique Sweet Cherry Soda, which is exclusively offered at Fuddruckers restaurants, along with other varieties such as Powerade®, and flavored waters are offered through Coke Freestyle®self-service dispensers. Additionally, beer and wine are served and, generally, account for less than 2% of restaurant sales. Food-to-go sales comprise approximately 8% of Fuddruckers restaurant sales.

Restaurants generally have one general manager with two or three assistant managers and a number of full-time and part-time associates working in overlapping shifts. Since Fuddruckers generally utilizes a self-service concept, similar to fast casual, it typically does not employ waiters or waitresses. Fuddruckers restaurant operations are currently divided into a total of ten geographic areas, each supervised by an area leader. On average, each area leader supervises five to nine restaurants.

In fiscal 2017, we opened one new Company-owned Fuddruckers restaurant and closed five Company-owned Fuddruckers restaurants. Of the five closed Fuddruckers restaurants, we sold one to an existing franchisee with that restaurant becoming a franchised restaurant. The number of Fuddruckers restaurants was 71 at fiscal year-end 2017.

Cheeseburger in Paradise

Cheeseburger in Paradise is known for its inviting beach-party atmosphere, its big, juicy burgers, salads, coastal fare, and other tasty and unique items. Cheeseburger in Paradise is a full-service island-themed restaurant and bar developed ten years ago in collaboration with legendary entertainer Jimmy Buffet based on one of his most popular songs. The restaurants also feature a unique tropical-themed island bar with many televisions and tasty “boat drinks.” As of our fiscal year-end 2017, we operated eight of the original Cheeseburger in Paradise locations.

Culinary Contract Services

Our CCS segment consists of a business line servicing healthcare, sports stadiums, corporate dining clients, and retail grocery stores. The healthcare accounts are full service and typically include in-room delivery, catering, vending, coffee service, and retail dining. Our mission is to re-define the contract food industry by providing tasty and healthy menus with customized solutions for healthcare, senior living, business and industry and higher education facilities. We seek to provide the quality of a restaurant dining experience in an institutional setting. At of fiscal year-end 2017, we had contracts with 14 long-term acute care hospitals, five acute care hospitals, three business and industry clients, one sport stadium, one medical office building, and one freestanding coffee venue located inside an office building. We have the unique ability to deliver quality services that include facility design and procurement as well as nutrition and branded food services to our clients.

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

The number of franchised restaurants was 113 at fiscal year-end 2017 and 113 at fiscal year-end 2016.

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

3.
Raising awareness of our brand: Our restaurants provide guests in our local communities with memories of family, friends, childhood, a great date, a memorable birthday, or a significant accomplishment. The most reliable ways to grow and sustain our business is to perpetuate word of mouth and remain involved in the community. We must share our story with our guests in our restaurants. This allows new guests to learn our brand story and also reaffirms it with legacy and loyal guests. Loyal guests spread and preach the word about our brand. Our most loyal guests typically agree to be in our E-club so we can communicate with them and reward them.

4.
Improving restaurant appearances: We recognize the importance of remodeling our legacy restaurants to remain relevant and appealing to keep loyal guests coming back and draw new ones in, and to convert occasional guests into loyal fans who give us free word-of-mouth advertising and ultimately to increase sales and profitability.

5.
Effective cost management:  We evaluate each area of our business to assess that we are spending and investing at appropriate levels. This includes restaurant operating costs and corporate overhead costs. Within our restaurants, we seek opportunities with our food and supplies purchasing, menu offerings, labor productivity, and contracts with restaurant service providers to maintain an appropriate restaurant level cost structure. Within our corporate overhead, we seek opportunities to leverage technology and efficient work processes to maintain a stream-lined corporate overhead.

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

Employees

As of November 7, 2017, we had an active workforce of 7,320 employees consisting of restaurant management employees, non-management restaurants employees, CCS management employees, CCS non-management employees, and office and facility service employees. Employee relations are considered to be good. We have never had a strike or work stoppage, and we are not subject to collective bargaining agreements.

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

Our ability to service our debt obligations is primarily dependent upon our future financial performance.

As of August 30, 2017, we had shareholders’ equity of approximately $144 million compared to approximately:

•	$31.0 million of long-term debt comprised of $26.6 million 5-year Term Loan and $4.4 million 5-year Revolver;

•	$66.2 million of minimum operating and capital lease commitments; and

•	$1.3 million of standby letters of credit.

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

•
limit our operating flexibility due to financial and other restrictive covenants, including restrictions on capital investments, debt levels, incurring additional debt and creating liens on our properties;

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

The restaurant industry is intensely competitive and is affected by changes in customer tastes and dietary habits and by national, regional and local economic conditions and demographic trends. New menu items, concepts, and trends are constantly emerging. Our Luby’s Cafeteria brand offer a large variety of entrées, side dishes and desserts and our continued success depends, in part, on the popularity of our cuisine and cafeteria-style dining. A change away from this cuisine or dining style could have a material adverse effect on our results of operations. Our Fuddruckers brand offers grilled-to-order burgers that feature always fresh and never frozen, 100% USDA premium-cut beef with no fillers or additives and sesame-topped buns baked from scratch on-site throughout the day. While burgers are the signature, the engaging menu offers variety for many tastes with an array of sandwiches, platters and salads. Changing customer preferences, tastes and dietary habits can adversely affect our business and financial performance. We compete on quality, variety, value, service, concept, price, and location with well-established national and regional chains, as well as with locally owned and operated restaurants. We face significant competition from family-style restaurants, fast-casual restaurants, and buffets as well as fast food restaurants. In addition, we also face growing competition as a result of the trend toward convergence in grocery, delicatessen, and restaurant services, particularly in the supermarket industry, which offers “convenient meals” in the form of improved entrées and side dishes from the delicatessen section. Many of our competitors have significantly greater financial resources than we do. We also compete with other restaurants and retail establishments for restaurant sites and personnel. We anticipate that intense competition will continue. If we are unable to compete effectively, our business, financial condition, and results of operations may be adversely affected.

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

We accept electronic payment cards for payment in our restaurants. During fiscal 2017, approximately 75% of our restaurant sales were attributable to credit and debit card transactions, and credit and debit card usage could continue to increase. A number of retailers have experienced actual or potential security breaches in which credit and debit card information may have been stolen, including a number of highly publicized incidents with well-known retailers in recent years.

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

On December 6, 2012, we completed the acquisition of all the Membership Units of Paradise Restaurants Group, LLC and certain of their affiliates, collectively known as Cheeseburger in Paradise. The integration of the 23 Cheeseburger in Paradise restaurants into our operations presented significant difficulties and did not result in realization of the full benefits of synergies, cost savings and operational efficiencies that we expected. We closed 15 locations in fiscal 2014. We converted several closed Cheeseburger in Paradise locations to Fuddruckers and continue to consider this as an alternative for remaining closed locations. As of November 7, 2017 we continue to operate 7 locations as Cheeseburger in Paradise restaurants.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

As of November 7, 2017, we operated 163 restaurants at 157 property locations. Six of the operating locations are Combo locations and are considered two restaurants. Luby’s Cafeterias have seating capacity for 250 to 300 customers at each location while Fuddruckers locations generally seat 125 to 200 customers and Cheeseburger in Paradise locations generally seat 180 to 220.

We own the underlying land and buildings on which 65 of our Luby’s Cafeteria and 22 of our Fuddruckers restaurants are located. Four of these restaurant properties contain excess building space or an extra building on the property which have 9 tenants unaffiliated with Luby’s, Inc.

In addition to the owned locations, 23 Luby’s Cafeteria restaurants, 46 Fuddruckers restaurants, and 7 Cheeseburger in Paradise restaurants are held under 75 leases. The majority of the leases are fixed-dollar rentals, which require us to pay additional amounts related to property taxes, hazard insurance, and maintenance of common areas. Of the 75 restaurant leases, the current terms of five expire in less than one year, 51 expire between one and five years, and 19 expire thereafter. Additionally, 62 leases can be extended beyond their current terms at our option.

As of November 7, 2017, we have one leased property we plan to develop for future use.

As of November 7, 2017, we had four owned non-operating properties with a carrying value of approximately $3.4 million in continuing operations recorded in property held for sale. In addition, we had one owned property with a carrying value of approximately $1.9 million and we had one leased property with a carrying value of zero, that are included in assets related to discontinued operations.

We currently have one owned other-use property which is used as a bake shop supporting our operating restaurants.

We also have four leased locations that have two third party tenants and three Fuddruckers franchisees.

Our corporate office is located on the Northwest Freeway in Houston, Texas in close proximity to many of our Houston restaurant locations. We negotiated a new lease in December 2016 and reduced the amount of office space from approximately 31,000 square feet to approximately 26,000 square feet. The new lease has a 5-year term.

We also lease approximately 60,000 square feet of warehouse space for in-house repair, fabrication and storage in Houston, Texas. In addition, we lease approximately 630 square feet of office space in Farmers Branch, Texas and an executive suite in North Andover, MA where we have additional legal personnel.

We maintain general liability insurance and property damage insurance on all properties in amounts which management believes provide adequate coverage.

Item 3. Legal Proceedings

From time to time, we are subject to various private lawsuits, administrative proceedings and claims that arise in the ordinary course of our business. A number of these lawsuits, proceedings and claims may exist at any given time. These matters typically involve claims from guests, employees and others related to issues common to the restaurant industry. We currently believe that the final disposition of these types of lawsuits, proceedings, and claims will not have a material adverse effect on our financial position, results of operations, or liquidity. It is possible, however, that our future results of operations for a particular fiscal quarter or fiscal year could be impacted by changes in circumstances relating to lawsuits, proceedings, or claims.

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

Fiscal Quarter Ended	High	Low
December 16, 2015	5.21	4.26
March 9, 2016	5.01	3.71
June 1, 2016	5.10	4.61
August 31, 2016	5.10	4.47
December 21, 2016	4.50	4.03
March 15, 2017	4.33	3.30
June 7, 2017	3.41	2.46
August 30, 2017	3.12	2.63

As of November 7, 2017, there were 2,028 holders of record of our common stock. No cash dividends have been paid on our common stock since fiscal 2000, and we currently have no intention to pay a cash dividend on our common stock. On November 7, 2017, the closing price of our common stock on the NYSE was $2.37.

Equity Compensation Plans

Securities authorized under our equity compensation plans as of August 30, 2017, were as follows:

	(a)	(b)	(c)
Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted- Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans Excluding Securities Reflected in Column (a)
Equity compensation plans previously approved by security holders	872,216	$4.74	1,774,104
Equity compensation plans not previously approved by security holders (1)	29,627	0	0
Total	901,843	$4.62	1,774,104
(1)  Represents the Luby’s, Inc. Nonemployee Director Phantom Stock Plan.

See Note 14, “Share-Based Compensation,” to our Consolidated Financial Statements included in Item 8 of Part II of this report.

The following graph compares the cumulative total stockholder return on our common stock for the five fiscal years ended August 30, 2017, with the cumulative total return on the S&P SmallCap 600 Index and an industry peer group index. The peer group index consists of Bob Evans Farms, Inc., CBRL Group, Inc., Darden Restaurants, Inc., Denny’s Corporation, Diversified Restaurant Holdings, Inc., Red Robin Gourmet Burgers as well as Ruby Tuesday Inc. These companies are multi-unit family and casual dining restaurant operators in the mid-price range.

The cumulative total shareholder return computations set forth in the performance graph assume an investment of $100 on August 30, 2012, and the reinvestment of all dividends. The returns of each company in the peer group index have been weighed according to that company’s stock market capitalization.

	2012	2013	2014	2015	2016	2017
Luby’s, Inc.	100.00	114.90	85.90	73.85	71.32	41.84
S&P 500 Index—Total Return	100.00	118.51	148.01	146.55	167.69	193.80
S&P 500 Restaurant Index	100.00	119.55	130.46	152.63	168.63	202.23
New Peer Group Index Only	100.00	111.76	114.22	162.72	161.69	207.48
New Peer Group Index + Luby’s, Inc.	100.00	111.81	113.76	161.23	160.18	204.50
Old Peer Group	100.00	111.76	114.64	164.37	163.74	209.95
Old Peer Group Index + Luby's, Inc.	100.00	111.81	114.17	162.83	162.16	206.88

Item  6. Selected Financial Data

FIVE-YEAR SUMMARY OF OPERATIONS

	Fiscal Year Ended
	August 30, 2017	August 31, 2016	August 26, 2015	August 27, 2014	August 29, 2013
	(364 days)	(371 days)	(364 days)	(364 days)	(364 days)
	(In thousands, except per share data)
Sales
Restaurant sales	$350,818	$378,111	$370,192	$369,808	$361,291
Culinary contract services	17,943	16,695	16,401	18,555	16,693
Franchise revenue	6,723	7,250	6,961	7,027	6,937
Vending revenue	547	583	531	532	565
Total sales	376,031	402,639	394,085	395,922	385,486
Provision for asset impairments and restaurant closings	10,567	1,442	636	2,717	615
Income (loss) from continuing operations	(22,796)	(10,256)	(1,616)	(2,011)	4,479
Loss from discontinued operations(1)	(466)	(90)	(458)	(1,436)	(1,318)
Net income (loss)	$(23,262)	$(10,346)	$(2,074)	$(3,447)	$3,161
Income (loss) per share from continuing operations:
Basic	$(0.77)	$(0.35)	$(0.05)	$(0.06)	$0.16
Assuming dilution	$(0.77)	$(0.35)	$(0.05)	$(0.06)	$0.16
Loss per share from discontinued operation:
Basic	$(0.02)	$(0.00)	$(0.02)	$(0.06)	$(0.05)
Assuming dilution	$(0.02)	$(0.00)	$(0.02)	$(0.06)	$(0.05)
Net income (loss) per share:
Basic	$(0.79)	$(0.35)	$(0.07)	$(0.12)	$0.11
Assuming dilution	$(0.79)	$(0.35)	$(0.07)	$(0.12)	$0.11
Weighted-average shares outstanding:
Basic	29,476	29,226	28,974	28,812	28,618
Assuming dilution	29,476	29,226	28,974	28,812	28,866
Total assets	$226,457	$252,225	$264,258	$275,435	$250,645
Total debt	$30,985	$37,000	$37,500	$42,000	$19,200
Number of restaurants at fiscal year end	167	175	177	174	180
Number of franchised restaurants at fiscal year end	113	113	106	110	116
Number of Culinary Contract Services contracts at fiscal year end	25	24	23	25	21
Costs and Expenses
(As a percentage of restaurant sales)
Cost of food	28.1%	28.9%	28.9%	28.6%	27.9%
Payroll and related costs	35.9%	34.5%	34.3%	34.1%	34.3%
Other operating expenses	17.7%	17.1%	16.8%	16.4%	15.4%
Occupancy costs	6.2%	5.7%	6.0%	6.0%	5.9%
(1) For comparison purposes, fiscal 2013 results have been adjusted to reflect the reclassification of certain Cheeseburger in Paradise leasehold locations to discontinued operations. See Note 11 to our consolidated financial statements in Part II, Item 8 in this Form 10-K for further discussion of discontinued operations.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s discussion and analysis of the financial condition and results of operations should be read in conjunction with the consolidated financial statements and footnotes for the fiscal years ended August 30, 2017 (“fiscal 2017”), August 31, 2016, (“fiscal 2016”), and August 26, 2015 (“fiscal 2015”) included in Part II, Item 8 of this Form 10-K.

The table on the following page sets forth selected operating data as a percentage of total revenues (unless otherwise noted) for the periods indicated. All information is derived from the accompanying Consolidated Statements of Operations. Percentages may not add due to rounding.

	Fiscal Year Ended
	August 30, 2017	August 31, 2016	August 26, 2015
	(52 weeks)	(53 weeks)	(52 weeks)
Restaurant sales	93.3%	93.9%	93.9%
Culinary contract services	4.8%	4.1%	4.2%
Franchise revenue	1.8%	1.8%	1.8%
Vending revenue	0.1%	0.1%	0.1%
TOTAL SALES	100.0%	100.0%	100.0%

STORE COSTS AND EXPENSES:
(As a percentage of restaurant sales)

Cost of food	28.1%	28.3%	28.9%
Payroll and related costs	35.9%	35.2%	34.5%
Other operating expenses	17.7%	16.1%	17.1%
Occupancy costs	6.2%	5.9%	5.7%
Vending revenue	(0.2)%	(0.2)%	(0.1)%
Store level profit	12.2%	14.7%	14.0%

COMPANY COSTS AND EXPENSES (as a percentage of total sales)

Opening costs	0.1%	0.2%	0.7%
Depreciation and amortization	5.4%	5.4%	5.4%
Selling, general and administrative expenses	10.1%	10.5%	9.8%
Provision for asset impairments and restaurant closings	3.0%	0.4%	0.2%
Net gain on disposition of property and equipment	(0.5)%	(0.2)%	(1.1)%

Culinary Contract Services Costs (as a percentage of Culinary contract services sales)

Cost of culinary contract services	87.9%	89.6%	90.2%
Culinary income	12.1%	10.4%	9.8%

Franchise Operations Costs (as a percentage of Franchise revenue)

Cost of franchise operations	25.8%	25.9%	24.0%
Franchise income	74.2%	74.1%	76.0%

(As a percentage of total sales)
LOSS FROM OPERATIONS	(4.6)%	(0.8)%	(0.2)%
Interest income	0.0%	0.0%	0.0%
Interest expense	(0.6)%	(0.6)%	(0.6)%
Other income (expense), net	(0.1)%	0.0%	0.1%
Loss before income taxes and discontinued operations	(5.3)%	(1.4)%	(0.7)%
Provision (benefit) for income taxes	0.6%	1.2%	(0.3)%
Loss from continuing operations	(5.9)%	(2.6)%	(0.4)%
Loss from discontinued operations, net of income taxes	(0.1)%	0.0%	(0.1)%
NET LOSS	(6.0)%	(2.6)%	(0.5)%

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

	Fiscal Year Ended
	August 30, 2017	August 31, 2016	August 26, 2015
	(52 weeks)	(53 weeks)	(52 weeks)
	(In thousands)
Store level profit	$42,943	$55,419	$51,763

Plus:
Sales from culinary contract services	17,943	16,695	16,401
Sales from franchise operations	6,723	7,250	6,961

Less:
Opening costs	492	787	2,743
Cost of culinary contract services	15,774	14,955	14,786
Cost of franchise operations	1,733	1,877	1,668
Depreciation and amortization	20,438	21,889	21,407
Selling, general and administrative expenses(1)	37,878	42,422	38,759
Provision for asset impairments and restaurant closings	10,567	1,442	636
Net gain on disposition of property and equipment	(1,804)	(684)	(3,994)
Interest income	(8)	(4)	(4)
Interest expense	2,443	2,247	2,337
Other income (expense), net	454	(186)	(521)
Provision (benefit) for income taxes	2,438	4,875	(1,076)
Loss from continuing operations	$(22,796)	$(10,256)	$(1,616)
(1) Marketing and advertising expense included in Selling, general and administrative expenses was $5.1 million, $5.6 million, and $3.2 million in fiscal 2017, 2016, and 2015, respectively.

The following table shows our restaurant unit count as of August 30, 2017 and August 31, 2016.

Restaurant Counts:

	Fiscal 2017 Year Begin	Fiscal 2017 Openings	Fiscal 2017 Closings	Fiscal 2017 Year End
Luby’s Cafeterias(1)	91	—	(3)	88
Fuddruckers Restaurants(1)	75	1	(5)	71
Cheeseburger in Paradise	8	—	—	8
Other restaurants(2)	1	—	(1)	—
Total	175	1	(9)	167

 (1) Includes 6 restaurants that are part of Combo locations
(2) Other restaurants include one Bob Luby’s Seafood which closed in fiscal 2017

Overview

Description of the business

We generate revenues primarily by providing quality food to customers at our 88 Luby’s branded restaurants located mostly in Texas, 71 Fuddruckers restaurants located throughout the United States, 8 Cheeseburger in Paradise restaurants primarily located in the eastern United States, and 113 Fuddruckers franchises located primarily in the United States. In addition to our restaurant business model, we also provide culinary contract services for organizations that offer on-site food service, such as healthcare facilities, colleges and universities, sports stadiums, businesses and institutions, as well as sales through retail grocery outlets.

Business Strategy

In fiscal 2017, much of our strategic focus concentrated on further enhancing the guest experience at each of our restaurant brands, growing our Fuddruckers franchise network, and building our pipeline for new business within our Culinary Contract Services business segment.

At our Company-owned restaurants, we focused on menu innovation and variety across the weeks and the seasons. We furthered our efforts in attracting and retaining the most talented individuals to serve and engage with our guests in both restaurant management roles and front-line hourly restaurant team member roles. We also enhanced our culinary team with additional resources so that we are positioned to vigorously pursue culinary innovation enhancements going forward. Our marketing initiatives centered around developing an even better understanding of our guests by focusing on the total guest experience and deploying technology to improve and personalize the experience. Technology deployed includes mobile ordering, third-party delivery aggregators, self-order abilities in the restaurants, and early stage development of a digital loyalty and recognition program. We have also engaged an outside consultancy firm to help us craft the next phase of our loyalty and recognition programs for all our brands. We continue to make these investments as part of our long-term strategy to increase our brand awareness and motivate new and more frequent guest visits. As we evaluated our portfolio of restaurant locations, we closed nine restaurants so that resources could be focused on the locations that exhibit the most promise for enhanced profitability. Over the long term, our strategy is to continue to refine our restaurant protoype design and build new restaurants in markets where we believe we can achieve superior restaurant cash flows.

In fiscal 2017, our Fuddruckers franchise business segment continued supporting our loyal franchisees and developing our franchisee pipeline both domestically and internationally. In addition, we continue to pursue opportunities to re-franchise company-owned Fuddruckers locations as part of our strategy to grow franchise revenues. Our Culinary Contract Services segment continues its focus on expanding the number of locations that we serve and developing business partnerships for the long-term, while servicing our existing agreements with our customized and high-level of client service. We are working to ensure that we have the right corporate headcount and overhead to support each of our business segments while balancing our corporate overhead costs: on this front, we made significant strides in reducing overhead costs, including reduced headcount, corporate travel expense, and associated other overhead costs.

Financial and Operation Highlights for Fiscal 2017

Financial Performance

•
Total company sales decreased approximately $26.6 million, or 6.6%, in fiscal 2017 compared to fiscal 2016, consisting primarily of an approximate $27.3 million decrease in restaurant sales, an approximate $1.2 million increase in Culinary contract services sales, an approximate $0.5 million decrease in franchise revenue, and a less than $0.1 million decrease in vending revenue. The decrease in restaurant sales included an approximate $14.9 million decrease in sales at stand-alone Luby's Cafeterias, an approximate $8.3 million decrease in sales at stand-alone Fuddruckers restaurants, an approximate $1.8 million decrease at sales from our Combo locations, and an approximate $2.2 million decrease in sales from Cheeseburger in Paradise restaurants. The approximate $27.3 million decrease in total restaurant sales reflects comparison to fiscal 2016 which included one additional week of operations. Fiscal 2017 was comprised of the typical 52 weeks compared to fiscal 2016 which was comprised of 53 weeks. The additional week of operations in fiscal 2016 generated approximately $6.7 million in restaurant sales in that year. Total restaurant sales declined approximately $4.2 million related to eight restaurants that closed in fiscal 2017.

•
Total segment profit decreased approximately $12.4 million to approximately $50.1 million in fiscal 2017 compared to approximately $62.5 million in fiscal 2016. The approximate $12.4 million decrease in total segment profit resulted from a decrease of approximately $12.5 million in Company-owned restaurant segment profit, an approximate $0.4 million decrease in franchise segment profit, partially offset by an approximate $0.4 million increase in Culinary contract services segment profit. The approximate $12.5 million decrease in Company-owned restaurant segment profit resulted from restaurant sales and vending income decreasing approximately $27.3 million with the cost of food, payroll and related costs, other operating expenses, and occupancy costs decreasing approximately $14.8 million.

•
Loss before income taxes and discontinued operations included non-cash charges for asset impairments and restaurant closings of approximately $10.6 million and approximately $1.4 million in fiscal 2017 and fiscal 2016, respectively. Net loss included non-tax charges for deferred tax asset valuation allowance increases of approximately $9.5 million and $6.9 million in fiscal 2017 and fiscal 2016, respectively.

•	The loss from continuing operations was approximately $22.8 million in fiscal 2017 compared to a loss of approximately $10.3 million in fiscal 2016.

 Operational Endeavors and Milestones

•
Core restaurant brands. Our core Luby’s Cafeteria and Fuddruckers brands continued to develop and evolve. While our core menu remains stable at our Luby’s Cafeterias, we continue to invest in menu innovation and menu variety. We have introduced new seasonal menu offerings throughout the year that showcase our 70-year history of "made-from-scratch" cooking expertise. Our guests are presented with new offerings at each section of the cafeteria line: fresh colorful vegetable presentations, expanded and refreshed cold sides, and new recipes and presentations for carved turkey, roast beef, salmon, and chicken. We introduce and rotate new menu offerings throughout the year to remain relevant to both our existing customer base and attract new customers. In fiscal 2017, we also continued to promote our "made-from-scratch" cooking with many locally-sourced “from the farm” ingredients at our Luby’s Cafeterias with our “The Luby’s Way” slogan. “The Luby’s Way” signifies that we are dedicated to serving our guests only the best hand-crafted recipes, prepared fresh each day in our kitchens. We support local farmers and use only the freshest produce and highest quality ingredients. From a marketing and promotion standpoint, we initiated steps to gain an even better understanding of our guests and laid the groundwork for leveraging technology to improve and personalize the guest experience. We will be using these insights to refine our brand positioning strategies going forward. In fiscal 2017, we significantly reduced our usage of discounting as an incentive to drive guest traffic, focusing our efforts on delivering everyday value and operational excellence.

At Fuddruckers, we continue to evolve the World’s Greatest Hamburgers®, with new specialty burger combinations and toppings and expanded offerings beyond the core hamburger. In fiscal 2017, we continued our enhanced guest service program whereby a designated restaurant employee engages guests throughout the dining room and ensures that all elements of the dining experience occur at our high standards. We continued to focus on speed of service and an enhanced ordering experience. To elevate the Fuddruckers brand, we continued to partner with the Houston Texans National Football League team, which has provided Fuddruckers with increased media mentions and exposure to past, present, and future customers. We furthered our use of technology to reach our guests utilizing new digital media campaigns and targeted advertising to guests' mobile devices. In addition, for the first time with the Fuddruckers brand, we are featuring self-ordering stations (in addition to traditional cashier-led points of sale) at three test restaurant locations in Houston. These self-ordering stations enhance the guest experience by allowing the guest to bypass the traditional ordering queue. We continued to measure guest satisfaction through a number of survey and other guest interactions that helped us identify areas of excellence and areas for improvement. We are confident the focus on great food and enhanced service will in the long run lead to increased guest frequency and loyalty.

•
Franchise Network. As of August 30, 2017, we supported a franchise network of 113 Fuddruckers franchise locations with an additional 76 locations under development agreements. For fiscal 2017, our franchisees opened eight new Fuddruckers restaurants. Four of the opened locations were in the United States, one in Panama, one in Colombia, one in the Dominican Republic, and one in Canada. For fiscal 2017, there were eight Fuddruckers franchise locations that closed as franchise-operated restaurants. Our franchise network generated approximately $6.7 million in revenue in fiscal 2017.

•
Culinary Contract Services. Our Culinary Contract Services segment generated approximately $17.9 million in revenue during fiscal 2017 compared to approximately $16.7 million in revenue during fiscal 2016. The approximate $1.2 million increase in revenue was primarily due to the opening of higher sales-volume locations replacing lower sales-volume locations that ceased operations. We view this area as a long-term growth business that generally requires less capital investment and produces favorable percentage returns on invested capital.

•
Cheeseburger in Paradise Location Strategy. At Cheeseburger in Paradise, we initiated a strategic plan in fiscal 2014 to revitalize the brand and improve results that included closing under-performing units, converting certain locations to Fuddruckers, and launching initiatives to improve restaurant performance at the remaining units. As of our fiscal year-end 2017, we operated eight of the original Cheeseburger in Paradise locations. Thirteen of the remaining locations were either converted to Fuddruckers that we operate, sub-leased to Fuddruckers franchisees which they operate, or the lease was terminated. Two locations remain slated for possible conversion to Fuddruckers. Subsequent to the end of fiscal year 2017, we elected to close one Cheeseburger in Paradise location. As of November 7, 2017, we operate seven Cheeseburger in Paradise locations.

•
New Restaurant Openings. In fiscal 2017, we opened one Fuddruckers restaurant north of Houston, Texas. At this location, we introduced the first self-ordering stations to offer guests an additional method of ordering the "World's Greatest Hamburger®".

•
Capital Spending. Purchases of property and equipment were approximately $12.5 million in fiscal 2017, down from approximately $18.3 million in fiscal 2016. These capital investments were funded through a combination of cash from operations, sale of property, and utilization of our revolving credit facility. Capital investments in fiscal 2017 included (1) approximately $1.1 million on new restaurant development; (2) approximately $4.5 million on the remodeling of existing restaurants and technology infrastructure investments; and (3) approximately $6.9 million for recurring capital expenditures. Our debt balance at the end of fiscal 2017 was approximately $31.0 million. We remain committed to maintaining the attractiveness of all of our restaurant locations where we anticipate operating over the long term. In fiscal 2018, we anticipate making capital investments of up to $12 million, excluding the purchase of land, for recurring maintenance of all of our restaurant properties, for point of sale hardware associated with our technology infrastructure, and to fund our on-going remodeling program.

Our long-term plan continues to focus on expanding each of our core brands, including the Fuddruckers franchise network, as well as growing our culinary contract service business. We are also committed to reducing our debt balances and making capital investments with suitable return characteristics. We plan to use cash generated from operations, combined with our borrowing capacity, when necessary, in order to seize these capital investment opportunities. We believe our operational execution has improved through our commitment to higher operating standards, and we believe that we are well-positioned to enhance shareholder value over the long term.

Accounting Periods

Our fiscal year ends on the last Wednesday in August. Accordingly, each fiscal year normally consists of 13 four-week periods, or accounting periods, accounting for 364 days in the aggregate. However, every fifth or sixth year, we have a fiscal year that consists of 53 weeks, accounting for 371 days in the aggregate. Fiscal year 2016 is such a year that contained 53 weeks, accounting for 371 days in the aggregate. In fiscal year 2015, and prior, each of the first three quarters of each fiscal year consisted of three four-week periods, while the fourth quarter normally consisted of four four-week periods. Beginning in fiscal 2016, the first quarter consisted of four four-week periods, while the last three quarters normally consist of three four-week periods. However, fiscal 2016 is a fiscal year consisting of 53 weeks, accounting for 371 days in the aggregate. As such, the fourth quarter of fiscal 2016 contained one five-week period, resulting in a 13-week fourth quarter, or 91 days in the aggregate. Comparability between quarters may be affected by the varying lengths of the quarters, as well as the seasonality associated with the restaurant business.

Same-Store Sales

The restaurant business is highly competitive with respect to food quality, concept, location, price, and service, all of which may have an effect on same-store sales. Our same-store sales calculation measures the relative performance of a certain group of restaurants. A store is included in this group of restaurants after it has been open for six complete consecutive quarters. Stores that close on a permanent basis (or on a temporary basis for remodeling) are removed from the group in the fiscal quarter when operations cease at the restaurant, but remain in the same-store group for previously reported fiscal quarters. Although management believes this approach leads to more effective year-over-year comparisons, neither the time frame nor the exact practice may be similar to those used by other restaurant companies. Same-store sales at our restaurant units decreased 3.4% for fiscal 2017, increased 0.7% for fiscal 2016, and increased 0.5% for fiscal 2015.

The following table shows the same-store sales change for comparative historical quarters:

	Fiscal 2017				Fiscal 2016				Fiscal 2015
Increase (Decrease)	Q4	Q3	Q2	Q1	Q4	Q3	Q2	Q1	Q4	Q3	Q2	Q1
Same-store sales	(5.1)%	(2.7)%	(3.8)%	(2.3)%	(0.5)%	(0.6)%	2.2%	1.4%	0.7%	(1.1)%	2.5%	(0.1)%

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

RESULTS OF OPERATIONS

Fiscal 2017 (52 weeks) compared to Fiscal 2016 (53 weeks) and Fiscal 2015 (52 weeks)

Sales

	Fiscal Year 2017 Ended	Fiscal Year 2016 Ended	Fiscal 2017 vs Fiscal 2016	Fiscal Year 2015 Ended	Fiscal 2016 vs Fiscal 2015
($000s)	August 30, 2017	August 31, 2016	Higher/(Lower)	August 26, 2015	Higher/(Lower)
	(52 weeks)	(53 weeks)	(52 vs 53 weeks)	(52 weeks)	(53 vs 52 weeks)
Restaurant sales	$350,818	$378,111	(7.2)%	$370,192	2.1%
Culinary contract services	17,943	16,695	7.5%	16,401	1.8%
Franchise revenue	6,723	7,250	(7.3)%	6,961	4.2%
Vending revenue	547	583	(6.2)%	531	9.8%
TOTAL SALES	$376,031	$402,639	(6.6)%	$394,085	2.2%

Total company sales decreased approximately $26.6 million, or 6.6%, in fiscal 2017 compared to fiscal 2016, consisting primarily of an approximate $27.3 million decrease in restaurant sales, an approximate $1.2 million increase in Culinary contract services sales, an approximate $0.5 million decrease in franchise revenue, and less than a $0.1 million decrease in vending revenue. Fiscal 2016 contained one additional week of operations during which approximately $6.7 million in restaurant sales were generated and approximately $7.1 million in total sales were generated.

Total company sales increased approximately $8.6 million, or 2.2%, in fiscal 2016 compared to fiscal 2015, consisting primarily of an approximate $7.9 million increase in restaurant sales, an approximate $0.3 million increase in franchise revenue, an approximate $0.3 million increase in Culinary contract service sales, and a less than $0.1 million increase in vending revenue. Fiscal 2016 contained one additional week of operations during which approximately $6.7 million in restaurant sales were generated and approximately $7.1 million in total sales were generated.

The Company operates with three reportable operating segments: Company-owned Restaurants, Franchise Operations, and Culinary Contract Services.

Company-Owned Restaurants

Restaurant Sales

Restaurant Brand	Fiscal Year 2017 Ended	Fiscal Year 2016 Ended	Fiscal 2017 vs Fiscal 2016	Fiscal Year 2015 Ended	Fiscal 2016 vs Fiscal 2015
	August 30, 2017	August 31, 2016	Higher/(Lower)	August 26, 2015	Higher/(Lower)
	(52 weeks)	(53 weeks)	(52 vs 53 weeks)	(52 weeks)	(53 vs 52 weeks)
Luby’s Cafeterias	$214,976	$229,880	(6.5)%	$226,970	1.3%
Fuddruckers Restaurants	98,115	106,456	(7.8)%	101,290	5.1%
Combo locations	21,304	23,107	(7.8)%	23,734	(2.6)%
Cheeseburger in Paradise	16,423	18,668	(12.0)%	18,198	2.6%
Restaurant Sales	$350,818	$378,111	(7.2)%	$370,192	2.1%

Total restaurant sales decreased approximately $27.3 million in fiscal 2017 compared to fiscal 2016. The decrease in restaurant sales included an approximate $14.9 million decrease in sales at stand-alone Luby’s Cafeterias, an approximate $8.3 million decrease in sales at stand-alone Fuddruckers restaurants, an approximate $1.8 million decrease in sales from Combo locations, and an approximate $2.2 million decrease at sales from our Cheeseburger in Paradise restaurants. The approximate $27.3 million decrease in total restaurant sales reflects comparison to fiscal 2016 which included one additional week of operations. Fiscal 2017 was comprised of the typical 52 weeks compared to fiscal 2016 which was comprised of 53 weeks. The additional week of operations in fiscal 2016 generated approximately $6.7 million in restaurant sales in that year.

•
The approximate $14.9 million decrease in sales at stand-alone Luby’s Cafeterias reflects that fiscal 2016 included one additional week of operations which generated approximately $4.1 million in sales in fiscal 2016, a 3.3% decrease in same-store stand-alone Luby's Cafeteria sales, and a reduction of six operating restaurants. The 3.3% decrease in same-store sales includes a 5.6% decrease in guest traffic partially offset by a 2.3% increase in average spend per guest.

•
The approximate $8.3 million decrease in sales at stand-alone Fuddruckers restaurants includes approximately $1.9 million in sales generated in the additional week in fiscal 2016, a 1.8% decrease in same-store stand-alone Fuddruckers sales, and a net reduction of six operating restaurants. The 1.8% decrease in same-store sales includes a 4.6% decrease in guest traffic partially offset by a 2.8% increase in average spend per guest.

•
The approximate $1.8 million decrease in sales from Combo locations includes approximately $0.4 million in sales generated in the additional week in fiscal 2016 and a 5.3% decrease in sales at the six locations in operation throughout fiscal 2016 and fiscal 2017.

•
The approximate $2.2 million decrease in sales from our Cheeseburger in Paradise restaurants includes approximately $0.3 million in sales generated in the additional week in fiscal 2016 and a 10.5% decrease in sales at the eight locations in operation throughout fiscal 2016 and fiscal 2017.

Total restaurant sales increased approximately $7.9 million in fiscal 2016 compared to fiscal 2015. The increase in restaurant sales included a $5.1 million increase in sales at stand-alone Fuddruckers restaurants, a $2.9 million increase in sales at stand-alone Luby’s Cafeterias, and a $0.5 million increase at sales from our Cheeseburger in Paradise restaurants, partially offset by $0.6 million decrease in sales from Combo locations. The $7.9 million increase in total restaurant sales reflects one additional week of operations since fiscal 2016 comprised 53 weeks compared to fiscal 2015 which was comprised of a typical 52 weeks. The additional week of operations in fiscal 2016 generated approximately $6.7 million in restaurant sales.

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

•	The $5.1 million increase in sales at stand-alone Fuddruckers restaurants includes approximately $1.9 million in sales generated in the additional week and a net increase of three operating restaurants. On a same-store basis, Fuddruckers sales were on par with fiscal 2016 compared to fiscal 2015. Average spend per guest increased approximately 2.7% and was offset by a similar decrease in guest traffic.

•
The $0.5 million increase in sales from our Cheeseburger in Paradise restaurants includes approximately $0.3 million in sales generated in the additional week and a 0.8% increase in sales at the eight locations in operation, all of which are included in our same-store-grouping.

•
The $0.6 million decrease in sales from Combo locations includes approximately $0.4 million in sales generated in the additional week offset by decreases in sales at two locations that experienced sales declines when compared against the months immediately following their opening when a high-volume of sales were generated.

Cost of Food

	Fiscal Year 2017 Ended	Fiscal Year 2016 Ended	Fiscal 2017 vs Fiscal 2016	Fiscal Year 2015 Ended	Fiscal 2016 vs Fiscal 2015
($000s)	August 30, 2017	August 31, 2016	Higher/(Lower)	August 26, 2015	Higher/(Lower)
	(52 weeks)	(53 weeks)	(52 vs 53 weeks)	(52 weeks)	(53 vs 52 weeks)
Cost of food	$98,714	$106,980	(7.7)%	$107,052	(0.1)%
As a percentage of restaurant sales	28.1%	28.3%	(0.2)%	28.9%	(0.6)%

Cost of food, which is comprised of the cost associated with sale of food and beverage products that are consumed dining in our restaurants, as take-out, and as catering. Cost of food decreased approximately $8.3 million, or 7.7%, in fiscal 2017 compared to fiscal 2016. Cost of food is variable and generally fluctuates with sales volume. As a percentage of restaurant sales, food costs decreased 0.2% to 28.1% in fiscal 2017 compared to 28.3% in fiscal 2016. The Cost of food as percentage of sales decreased with lower average food commodity costs, higher realized average menu prices, and continued careful food cost controls. At our Luby’s Cafeterias we experienced an approximate 1% decrease in the cost of our basket of food commodity purchases, occurring as a result of decreases in the cost in our primary commodities of beef and poultry as well as in our other commodities of eggs and oils and shortenings partially offset by increases in the cost of seafood, dairy and butter, and fresh produce. At our Fuddruckers, the cost of our basket of food commodity purchases was stable, with modest increases in the cost of beef, cheese and dairy, and produce offset by decreases in the cost of poultry, pork, and dough used in the production of buns.

Cost of food decreased approximately $0.1 million, or 0.1%, in fiscal 2016 compared to fiscal 2015. Cost of food is variable and generally fluctuates with sales volume. As a percentage of restaurant sales, food costs decreased 0.6% to 28.3% in fiscal 2016 compared to 28.9% in fiscal 2015. The Cost of food as percentage of sales decreased with lower food commodity costs, higher realized average menu prices at Fuddruckers, and continued careful food cost controls. At our Luby’s Cafeterias we experienced an approximate 3% decrease in our basket of food commodity purchases, occurring as a result of significant decreases in the cost of beef and cheese and, to a lesser extent, dairy, butter, and fresh produce, partially offset by increases in the cost of oils and shortenings, and to a lesser extent seafood. At our Fuddruckers restaurants we experienced an approximate 7% decrease in our basket of food commodity purchases, with significant decreases in the cost of beef having the greatest impact. Our cost of food, however, was also impacted by decreases in the cost of oils and shortenings, cheese, and dairy products, partially offset by higher other protein costs.

Payroll and Related Costs

	Fiscal Year 2017 Ended	Fiscal Year 2016 Ended	Fiscal 2017 vs Fiscal 2016	Fiscal Year 2015 Ended	Fiscal 2016 vs Fiscal 2015
($000s)	August 30, 2017	August 31, 2016	Higher/(Lower)	August 26, 2015	Higher/(Lower)
	(52 weeks)	(53 weeks)	(52 vs 53 weeks)	(52 weeks)	(53 vs 52 weeks)
Payroll and related costs	$125,997	$132,960	(5.2)%	$127,691	4.1%
As a percentage of restaurant sales	35.9%	35.2%	0.7%	34.5%	0.7%

Payroll and related costs includes restaurant-level hourly wages, including overtime pay, and pay while training, as well as management salaries and incentive payments. Payroll and related costs also include the payroll taxes, workers’ compensation expense, group health insurance costs, and 401(k) matching expense for all restaurant-level hourly and management employees. Payroll and related costs decreased approximately $7.0 million, or 5.2%, in fiscal 2017 compared to fiscal 2016 due in part to (1) operating ten fewer restaurants; (2) an additional week of operations in fiscal 2016; (3) an approximate $0.7 million decrease in workers' compensation expense; partially offset by (4) higher average wage rates. Payroll and related costs as a percentage of restaurant sales increased 0.7% due to (1) the fixed cost component of labor costs (mainly management labor) with lower same-store sales levels; (2) higher average hourly wage rates reflective of market pressures; (3) higher average restaurant management compensation; partially offset by (4) lower workers' compensation insurance expense.

Payroll and related costs increased approximately $5.3 million, or 4.1%, in fiscal 2016 compared to fiscal 2015 due primarily to an additional week of operations in fiscal 2016 compared to fiscal 2015. Payroll and related costs as a percentage of restaurant sales increased 0.7% due to (1) higher average hourly wage rates reflective of market pressures; (2) a greater usage of overtime pay necessary to staff our restaurants to maintain a high level of guest service; and (3) higher average restaurant management compensation; partially offset by (4) lower workers' compensation insurance expense.

Other Operating Expenses

	Fiscal Year 2017 Ended	Fiscal Year 2016 Ended	Fiscal 2017 vs Fiscal 2016	Fiscal Year 2015 Ended	Fiscal 2016 vs Fiscal 2015
($000s)	August 30, 2017	August 31, 2016	Higher/(Lower)	August 26, 2015	Higher/(Lower)
	(52 weeks)	(53 weeks)	(52 vs 53 weeks)	(52 weeks)	(53 vs 52 weeks)
Other operating expenses	$61,924	$60,961	1.6%	$63,133	(3.4)%
As a percentage of restaurant sales	17.7%	16.1%	1.6%	17.1%	(1.0)%

Other operating expenses primarily include restaurant-related expenses for utilities, repairs and maintenance, advertising, insurance, and services. Other operating expenses increased approximately $1.0 million, or 1.6%, in fiscal 2017 compared to fiscal 2016. As a percentage of restaurant sales, Other operating expenses increased 1.6% to 17.7% in fiscal 2017 compared to 16.1% in fiscal 2016. The 1.6% increase in Other operating expenses as a percentage of restaurant sales was due to (1) a 0.6% increase in restaurant services including higher computer network connectivity, point of sale software, food-to-go delivery charges to third parties, increased store security costs, and higher fees associated with armored car services; (2) a 0.6% increase in repairs and maintenance costs; (3) a 0.3% increase in utilities costs due to higher average utility rates; and (4) a 0.1% increase in restaurant supplies expense with typical inflationary cost increases on lower same-store sales volumes.

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

Occupancy Costs

	Fiscal Year 2017 Ended	Fiscal Year 2016 Ended	Fiscal 2017 vs Fiscal 2016	Fiscal Year 2015 Ended	Fiscal 2016 vs Fiscal 2015
($000s)	August 30, 2017	August 31, 2016	Higher/(Lower)	August 26, 2015	Higher/(Lower)
	(52 weeks)	(53 weeks)	(52 vs 53 weeks)	(52 weeks)	(53 vs 52 weeks)
Occupancy costs	$21,787	$22,374	(2.6)%	$21,084	6.1%
As a percentage of restaurant sales	6.2%	5.9%	0.3%	5.7%	0.2%

Occupancy costs include property lease expense, property taxes, and common area maintenance charges, property insurance, and permits and licenses. Occupancy costs decreased $0.6 million in fiscal 2017 compared to fiscal 2016 due to primarily operating seven fewer leased restaurant locations (one of which is now sub-leased to a Fuddruckers franchise operator) and one additional week of operations in fiscal 2016. The occupancy costs of closed locations previously operated as Cheeseburger in Paradise, but selected for conversion to Fuddruckers restaurants in fiscal 2017 or beyond have been classified as pre-opening cost and reflected in our Opening costs expense line.

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

 Franchise Operations Segment Profit

	Fiscal Year 2017 Ended	Fiscal Year 2016 Ended	Fiscal 2017 vs Fiscal 2016	Fiscal Year 2015 Ended	Fiscal 2016 vs Fiscal 2015
($000s)	August 30, 2017	August 31, 2016	Higher/(Lower)	August 26, 2015	Higher/(Lower)
	(52 weeks)	(53 weeks)	(52 vs 53 weeks)	(52 weeks)	(53 vs 52 weeks)
Franchise revenue	$6,723	$7,250	(7.3)%	$6,961	4.2%
Cost of franchise operations	1,733	1,877	(7.7)%	1,668	12.5%
Franchise profit	$4,990	$5,373	(7.1)%	$5,293	1.5%
Franchise profit as percent of Franchise revenue	74.2%	74.1%	0.1%	76.0%	(1.9)%

We offer franchises for the Fuddruckers brand. Franchises are sold in markets where expansion is deemed advantageous to the development of the Fuddruckers concept and system of restaurants. Franchise revenue includes (1) franchise royalties and (2) franchise and area development agreement fees. Franchise revenue decreased approximately $0.5 million in fiscal 2017 compared to fiscal 2016 which included an approximate $0.6 million decrease in franchise royalties, partially offset by an approximate $0.1 million increase in franchise fees. Cost of franchise operations decreased approximately $0.1 million, or 7.7%, in fiscal 2017 compared to fiscal 2016, primarily as a result of decreased overhead cost to support franchise operations and the opening of fewer franchise locations. Franchisees opened four international locations (one in Panama; one in Colombia; one in the Dominican Republic; and one in Canada) in fiscal 2017. Franchise profit, defined as Franchise revenue less Cost of franchise operations, decreased approximately $0.4 million in fiscal 2017 compared to fiscal 2016. During fiscal 2017, we opened the eight franchise locations enumerated above and there were also eight franchise units that closed on a permanent basis. We ended fiscal 2017 with 113 Fuddruckers franchise restaurants.

Franchise revenue increased approximately $0.3 million in fiscal 2016 compared to fiscal 2015 which included an approximate $0.2 million increase in franchise fees and an approximate $0.1 million increase in franchise royalties. Cost of franchise operations increased approximately $0.2 million, or 12.5%, in fiscal 2016 compared to fiscal 2015, primarily as a result of increased overhead cost to support franchise operations and the opening of new franchise locations. Franchisees opened six international locations (one in each of Mexico and Panama; two in each of Italy and Columbia) and seven domestic locations (one in each of Michigan, Montana, California, Florida, and Texas; and two in Virgina) in fiscal 2016. Franchise profit, defined as Franchise revenue less Cost of franchise operations, increased approximately $0.1 million in fiscal 2016 compared to fiscal 2015. During fiscal 2016, we opened 13 franchise locations and there were six franchise units that closed on a permanent basis. We ended fiscal 2016 with 113 Fuddruckers franchise restaurants.

Culinary Contract Services Segment Profit

Culinary Contract Services is a business line servicing healthcare, corporate dining clients, sports stadiums, and sales through retail grocery outlets. The healthcare accounts are full service and typically include in-room delivery, catering, vending, coffee service and retail dining. This business line varied between 23 and 25 client locations through fiscal 2017 and between 24 and 28 client locations in fiscal 2016. In fiscal 2017 and fiscal 2016, we continued concentrating on clients able to enter into agreements where all operating costs are reimbursed to us and we charge a generally fixed fee. These agreements typically present lower financial risk to the company.

	Fiscal Year 2017 Ended	Fiscal Year 2016 Ended	Fiscal 2017 vs Fiscal 2016	Fiscal Year 2015 Ended	Fiscal 2016 vs Fiscal 2015
($000s)	August 30, 2017	August 31, 2016	Higher/(Lower)	August 26, 2015	Higher/(Lower)
	(52 weeks)	(53 weeks)	(52 vs 53 weeks)	(52 weeks)	(53 vs 52 weeks)
Culinary contract services	$17,943	$16,695	7.5%	$16,401	1.8%
Cost of culinary contract services	15,774	14,955	5.5%	14,786	1.1%
Culinary contract profit	$2,169	$1,740	24.7%	$1,615	7.7%
Culinary contract profit as percent of Culinary contract services sales	12.1%	10.4%	1.7%	9.8%	0.6%

Culinary contract services revenue increased $1.2 million, or 7.5%, in fiscal 2017 compared to fiscal 2016. The $1.2 million increase in revenue was primarily due to (1) twelve new locations opening since the beginning of fiscal 2016 contributing a total of $6.2 million in sales; partially offset by (2) the closure of nine locations which reduced sales by $4.6 million; and (3) a reduction of $0.4 million in sales from locations that were in operation throughout fiscal 2016 and fiscal 2017. Cost of culinary contract services includes the food, payroll and related costs, other direct operating expenses associated with generating culinary contract sales, and the direct overhead costs (primarily salary and related costs) associated with the management of this business segment. Cost of culinary contract services increased approximately $0.8 million, or 5.5%, in fiscal 2017 compared to fiscal 2016 due primarily to a net increase in culinary contract sales volume, partially offset by an additional week of operations in fiscal 2016. Profit in our Culinary Contract Services business segment (defined as Culinary contract cervices revenue less Cost of culinary contract services) increased in dollar terms by approximately $0.4 million and increased as a percent of Culinary contract services revenue to 12.1% in fiscal 2017 from 10.4% in fiscal 2016.

Culinary contract services revenue increased $0.3 million, or 1.8%, in fiscal 2016 compared to fiscal 2015. The $0.3 million increase in revenue was primarily due to one additional week of operations in fiscal 2016 with openings and closings having minimal impact on total Culinary contract services revenue. Cost of culinary contract services includes the food, payroll and related costs, other direct operating expenses associated with generating culinary contract sales, and the direct overhead costs (primarily salary and related costs) associated with the management of this business segment. Cost of culinary contract services increased approximately $0.2 million, or 1.1%, in fiscal 2016 compared to fiscal 2015 due primarily to an increase in Culinary contract sales volume related to an additional week of operations in fiscal 2016. Profit in our Culinary Contract Services business segment (defined as Culinary contract services revenue less Cost of culinary contract services) increased in dollar terms by approximately $0.1 million and increased as a percent of Culinary contract services revenue to 10.4% in fiscal 2016 from 9.8% in fiscal 2015.

Opening Costs

Opening costs includes labor, supplies, occupancy, and other costs necessary to support the restaurant through its opening period. Opening costs were approximately $0.5 million in fiscal 2017 compared to approximately $0.8 million in fiscal 2016 and approximately $2.7 million in fiscal 2015.

Opening costs of $0.5 million in fiscal 2017 included the costs of opening one Fuddruckers location and the carrying costs (mainly rent, property taxes, and utilities) for two locations that were selected for possible conversion from Cheeseburger in Paradise restaurants to Fuddruckers restaurants.

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

Depreciation and Amortization

	Fiscal Year 2017 Ended	Fiscal Year 2016 Ended	Fiscal 2017 vs Fiscal 2016	Fiscal Year 2015 Ended	Fiscal 2016 vs Fiscal 2015
($000s)	August 30, 2017	August 31, 2016	Higher/(Lower)	August 26, 2015	Higher/(Lower)
	(52 weeks)	(53 weeks)	(52 vs 53 weeks)	(52 weeks)	(53 vs 52 weeks)
Depreciation and amortization	$20,438	$21,889	(6.6)%	$21,407	2.3%
As a percentage of total sales	5.4%	5.4%	0.0%	5.4%	0.0%

Depreciation and amortization expense decreased $1.5 million in fiscal 2017 compared to fiscal 2016 due primarily to the decrease in capital spending for new store construction, reduced remodel activity, and reduced recurring maintenance capital spending in addition to certain existing assets reaching the end of their depreciable lives during fiscal 2017.

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

Selling, General and Administrative Expenses

	Fiscal Year 2017 Ended	Fiscal Year 2016 Ended	Fiscal 2017 vs Fiscal 2016	Fiscal Year 2015 Ended	Fiscal 2016 vs Fiscal 2015
($000s)	August 30, 2017	August 31, 2016	Higher/(Lower)	August 26, 2015	Higher/(Lower)
	(52 weeks)	(53 weeks)	(52 vs 53 weeks)	(52 weeks)	(53 vs 52 weeks)
General and administrative expenses	$32,746	$36,808	(11.0)%	$35,557	3.5%
Marketing and advertising expenses	5,132	5,614	(8.6)%	3,202	75.3%
Selling, general and administrative expenses	$37,878	$42,422	(10.7)%	$38,759	9.5%
As percent of total sales	10.1%	10.5%	(0.4)%	9.8%	0.7%

Selling, general and administrative expenses include corporate salaries and benefits-related costs, including restaurant area leaders, share-based compensation, professional fees, travel and recruiting expenses and other office expenses. Selling, general and administrative expenses decreased by approximately $4.5 million, or 10.7%, in fiscal 2017 compared to fiscal 2016. Decreases in Selling, general and administrative expenses include (1) an approximate $3.5 million decrease in salaries, benefits, and other compensation expenses due to reduced headcount, significantly reduced bonus and incentive expense (including an adjustment to the estimated fair value of performance awards under an incentive compensation plan), and to a lesser extent, one less operating week in fiscal 2017 compared to fiscal 2016; (2) an approximate $0.7 million decrease in corporate employee travel costs; (3) an approximate $0.5 million reduction in marketing and advertising costs, partially offset by (4) an approximate $0.1 million increase in corporate supplies expense and other overhead expenses, net of a reduction in outside professional service fees. As a percentage of total sales, Selling, general and administrative expenses decreased to 10.1% in fiscal 2017 compared to 10.5% in fiscal 2016 primarily due to decreases in the expenses enumerated above.

Selling, general and administrative expenses increased by approximately $3.7 million, or 9.5%, in fiscal 2016 compared to fiscal 2015. Increases in Selling, general and administrative expenses include (1) an approximate $2.4 million increase in marketing and advertising expense; (2) an approximate $0.7 million increase in outside professional service fees and employee moving costs; (3) a net increase of $0.4 million in salaries and benefits expense, health insurance costs and employee travel costs; and (4) an approximate net increase of $0.2 million in corporate supplies and other corporate overhead costs. Certain expenses, were impacted with the additional week of operations in fiscal 2016 with salaries and benefits expense for the additional week comprising the largest portion of this impact. The $2.4 million increase in marketing and advertising expenses is intended to motivate increased guest visits, increased frequency of visits and increased overall brand awareness. This includes sponsorships and partnerships with sports teams that we believe enhance our visibility and appeal within our core markets. As a percentage of total sales, Selling, general and administrative expenses increased to 10.5% in fiscal 2016 compared to 9.8% in fiscal 2015 primarily due to increases in the expenses enumerated above.

Provision for Asset Impairments and Restaurant Closings

The provision for asset impairment and restaurant closings of approximately $10.6 million in fiscal 2017 is primarily related to assets impaired at 17 property locations, goodwill at six property locations, five properties held for sale written down to their fair value, and a reserve for 10 restaurant closings of approximately $0.5 million.

The asset impairment of approximately $1.4 million in fiscal 2016 reflects (1) a $1.2 million impairment for one owned Fuddruckers location and three leased Fuddruckers locations; (2) a $0.2 million charge for restaurant closings related to three Fuddruckers locations and one Luby's Cafeteria location; and (3) a $38 thousand impairment of Goodwill. The $0.2 million charge for restaurant closings includes the total amount of rent and other direct costs for the remaining period of time the properties will be unoccupied plus the value of the amount by which the rent we pay to the landlord exceeds any rent paid to us by a tenant under a sublease over the remaining period of the lease terms.

The asset impairment of approximately $0.6 million in fiscal 2015 reflects the impairment of three leased Fuddruckers locations.

Net Gain on Disposition of Property and Equipment

The disposition of property and equipment in fiscal 2017 resulted in a net gain of approximately $1.8 million, which included (1) the gain on the sale of three properties where we operated a cafeteria up until the time of the sale offset by (2) normal asset retirement activity at operating locations and costs associated with disposal of assets at one leased property we operated up until the time of lease termination.

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

Interest Income

Interest income was $8 thousand in fiscal 2017 compared to $4 thousand in fiscal 2016, and compared to $4 thousand in fiscal 2015.

Interest Expense

Interest expense in fiscal 2017 increased approximately $0.2 million compared to fiscal 2016 on marginally higher average debt balances and higher average interest rates. Interest expense in fiscal 2016 decreased approximately $0.1 million compared to fiscal 2015 on slightly lower average debt balances.

Other Income (Expense), Net

Other income (expense), net, consisted primarily of the following components: net rental property income and expenses relating to property for which we are the landlord; prepaid sales tax discounts; oil and gas royalty income; and dining card sales discounts.

Other income (expense), net, was an expense of approximately $0.5 million in fiscal 2017 compared to income of approximately $0.2 million in fiscal 2016 and income of approximately $0.5 million in fiscal 2015. Other income (expense), net, decreased approximately $0.6 million in fiscal 2017 compared to fiscal 2016 primarily related to (1) recording a net reduction in the fair value of our interest rate swap agreement; (2) lower rental net income; and (3) a decrease in sales tax discounts as we did not participate in state tax prepayment programs to the full extent in fiscal 2017. Other income (expense), net, decreased approximately $0.3 million in fiscal 2017 compared to fiscal 2016 primarily related to an increase in discounts related to sale of pre-paid gift cards.

Taxes

The income tax provision related to continuing operations for fiscal 2017 was approximately $2.4 million compared to an income tax provision of approximately $4.9 million for fiscal 2016 and an income tax benefit of approximately $1.1 million for fiscal 2015. The income tax provision in fiscal 2017 reflects increasing the deferred tax asset valuation allowance by $9.5 million partially offset by recording a tax benefit related to the pre-tax loss for the year adjusted for state income taxes, and general business and foreign tax credits. The income tax provision in fiscal 2016 reflects recording a deferred tax asset valuation allowance of $6.9 million partially offset by recording a tax benefit related to the pre-tax loss for the year adjusted for state income taxes, and general business and foreign tax credits. The income tax benefit 2015 reflects the tax effect of the pre-tax loss for the year adjusted for state income taxes, and general business and foreign tax credits.

The effective tax rate (ETR) from continuing operations was a negative 12.0%, a negative 90.6%, and a positive 44.0% for fiscal 2017, 2016, and 2015, respectively. The ETR for the year ended August 30, 2017, the year ended August 31, 2016, and the year ended August 26, 2015 differs from the federal statutory rate of 34% due to the federal jobs credits, state income taxes and other discrete items.

Discontinued Operations

	Fiscal Year Ended
($000s)	August 30, 2017	August 31, 2016	August 26, 2015
	(52 weeks)	(53 weeks)	(52 weeks)
Discontinued operating losses	$(28)	$(161)	$(890)
Impairments	—	—	(90)
Gains	—	25	116
Pretax loss	$(28)	$(136)	$(864)
Income tax benefit (expense) from discontinued operations	(438)	46	406
Loss from discontinued operations, net of income taxes	$(466)	$(90)	$(458)

The loss from discontinued operations, net of income taxes was approximately $0.5 million in fiscal 2017 compared to a loss of approximately $0.1 million in fiscal 2016 and a loss of approximately $0.5 million in fiscal 2015. The loss of approximately $0.5 million in fiscal 2017 included (1) less than $0.1 million in “carrying costs” (typically rent, property taxes, utilities, and maintenance) associated with assets that were related to discontinued operations) and (2) an approximate $0.4 million income tax provision related to increasing the deferred tax asset valuation allowance associated with discontinued operations. The loss of $0.1 million in fiscal 2016 included (1) an approximate $0.2 million in carrying costs associated with assets that were related to discontinued operations; offset by (2) a less than $0.1 million gain on sale of assets that were related to discontinued operations; and (4) a less than $0.1 million income tax benefit related to discontinued operations. The loss of $0.5 million in fiscal 2016 included (1) approximately $0.9 million in carrying costs associated with assets that were related to discontinued operations; (2) impairment charges of approximately $0.1 million million for certain assets related to discontinued operations; offset by (3) an approximate $0.1 million gain on sale of assets that were related to discontinued operations; and (4) an approximate $0.4 million income tax benefit related to discontinued operations.

LIQUIDITY AND CAPITAL RESOURCES

Cash and Cash Equivalents

General. Our primary sources of short-term and long-term liquidity are cash flows from operations and our revolving credit facility.

Cash and cash equivalents decreased approximately $0.2 million as of the end of fiscal 2017 compared to the end of fiscal 2016. Cash provided by operating activities of approximately $9.6 million was offset by cash used in investing activities of approximately $3.2 million and cash used in financing activities of approximately $6.6 million.

Cash flows from operating activities of approximately $9.6 million was a source of cash in fiscal 2017 and a decrease of approximately $4.2 million from a source of cash of approximately $13.9 million in fiscal 2016. Net cash used in investing activities was approximately $3.2 million representing an approximate $10.2 million decrease from net cash used in investing activities of approximately $13.4 million in fiscal 2016. Cash flows from financing activities was a use of cash of approximately $6.7 million and an increase of approximately $6.1 million from a use of cash of approximately $0.6 million in fiscal 2016. We decreased our total outstanding debt to $31.0 million at the end of fiscal 2017 from $37.0 million at the end of fiscal 2016 primarily due to the use of proceeds from property sales to prepay $7.2 million of our Term Loan, cash provided by operations, and decreases in our capital expenditures. We plan to continue the level of capital expenditures necessary to keep our restaurants attractive and operating efficiently.

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

Our cash requirements for fiscal 2017 consisted principally of:

•	capital expenditures for recurring maintenance of our restaurant property and equipment, restaurant renovations and upgrades, new construction, and information technology;

•	payments to reduce our debt; and

•	working capital primarily for our Company-owned restaurants and obligations under our CCS agreements.

Based upon our level of past and projected capital requirements, we expect that proceeds from the sale of assets and cash flows from operations, combined with other financing alternatives in place or available, will be sufficient to meet our capital expenditures and working capital requirements during the next twelve months.

As is common in the restaurant industry, we maintain relatively low levels of accounts receivable and inventories and our vendors grant trade credit for purchases such as food and supplies. However, higher levels of accounts receivable are typical in our CCS business segment and Franchise Operations business segment. We also invest in our business through the addition of new restaurant units and refurbishment of existing restaurant units, which are reflected as long-term assets.

The following table summarizes our cash flows from operating, investing and financing activities:

	Fiscal Year Ended
	August 30, 2017	August 31, 2016	August 26, 2015
	(52 weeks)	(53 weeks)	(52 weeks)
	(In thousands)
Total cash provided by (used in):
Operating activities	$9,640	$13,859	$10,316
Investing activities	(3,216)	(13,442)	(7,043)
Financing activities	(6,667)	(579)	(4,560)
Decrease in cash and cash equivalents	$(243)	$(162)	$(1,287)

Operating Activities. Cash flow from operating activities decreased from approximately $13.8 million in fiscal 2016 to approximately $9.6 million in fiscal 2017. The $4.2 million decrease in cash provided by operating activities was primarily due to an approximate $8.3 million decrease in cash provided by operations before changes in operating assets and liabilities offset by an approximate $4.1 million decrease in cash used in changes in operating assets and liabilities.

The $8.3 million decrease in cash provided by operating activities before changes in operating assets and liabilities was primarily due to uses of cash from an approximate $12.4 million decrease total in total segment level profit, an approximate $0.2 million increase in interest expense, and an approximate $0.2 million decrease in net rental income, partially offset by sources of cash of an approximate $4.5 million reduction in corporate overhead costs, exclusive of non-cash share-based compensation expense.

The $4.1 million decrease in cash used in changes in operating assets and liabilities was primarily due to an approximate $4.3 million decrease in the change of accounts payable, accrued expenses and other liabilities, an approximate $0.3 million decrease in the change of prepaid expenses and other assets, and approximately $0.8 million decrease in the change of food and supply inventories, partially offset by an approximate $1.3 million increase in trade accounts receivable and other receivables in fiscal 2017 compared to fiscal 2016.

Cash flow from operating activities increased from approximately $10.3 million in fiscal 2015 to approximately $13.8 million in fiscal 2016. The $3.5 million increase in cash provided by operating activities was primarily due to an approximate $3.2 million increase in cash provided by operations before changes in operating assets and liabilities and an approximate $0.3 million decrease in cash used in changes in operating assets and liabilities.

Investing Activities. We generally reinvest available cash flows from operations to develop new restaurants, maintain and enhance existing restaurants, and to support CCS. Our capital expenditure program includes, among other things, investments in new restaurants, restaurant remodeling, and information technology enhancements. Company-owned restaurant capital expenditures included purchases of new equipment, restaurant renovations and upgrades and new restaurant construction.

Cash used in investing activities was approximately $3.2 million in fiscal 2017, a decrease of approximately $10.2 million compared to cash used in investing activities of approximately $13.4 million in fiscal 2016, primarily due to a reduction in the purchase of property and equipment and an increase in proceeds from disposal of assets and property held for sale. We invested approximately $12.5 million in the purchase of property and equipment in fiscal 2017, a decrease of $5.8 million from our investment of approximately $18.3 million in fiscal 2016. Proceeds from disposal of assets and property held for sale was approximately $9.3 million in fiscal 2017, an increase of $4.5 million from proceeds of approximately $4.8 million in fiscal 2016. The purchases of property and equipment of approximately $12.5 million in fiscal 2017 included $11.4 million in capital expenditures related to Company-owned restaurants and $1.1 million in corporate related capital expenditures. The purchases of property and equipment of approximately $18.3 million in fiscal 2016 included $17.3 million in capital expenditures related to Company-owned restaurants and $1.0 million in corporate related capital expenditures.

Cash used in investing activities was approximately $13.4 million in fiscal 2016 compared to cash used in investing activities of approximately $7.0 million in fiscal 2015. In fiscal 2016, proceeds from disposal of assets and property held for sale was approximately $4.8 million. In fiscal 2016, purchases of property and equipment was approximately $18.3 million, including $17.3 million in capital expenditures related to Company-owned restaurants and approximately $1.0 million in corporate related capital expenditures.

Financing Activities. Cash used in financing activities was approximately $6.7 million in fiscal 2017, a decrease of $6.1 million from cash used in financing activities of approximately $0.6 million in fiscal 2016. Net repayments of debt totaled approximately $6.0 million in fiscal 2017, a reduction of $5.5 million compared to net repayments of approximately $0.5 million in fiscal 2016. In fiscal 2017, we also paid approximately $0.6 million in debt issuance costs.

In fiscal 2016, we decreased debt from $37.5 million at the end of fiscal 2015 to $37.0 million at the end of fiscal 2016. In fiscal 2016, we paid approximately $42 thousand in debt issuance costs and received approximately $82 thousand in proceeds from the exercise of employee stock options.

STATUS OF LONG-TERM INVESTMENTS AND LIQUIDITY

At August 30, 2017, we did not hold any long-term investments.

STATUS OF TRADE ACCOUNTS AND OTHER RECEIVABLES, NET

We monitor the aging of our receivables, including Fuddruckers franchising related receivables, and record provisions for uncollectability, as appropriate. Credit terms of accounts receivable associated with our CCS business vary from 30 to 45 days based on contract terms.

WORKING CAPITAL

At fiscal year-end 2017, current assets increased approximately $1.4 million including a decrease of approximately $0.2 million in cash. Trade accounts and other receivables and food and prepaid expenses increased approximately $2.0 million and $0.3 million, respectively. Deferred income taxes and food and supply inventory decreased approximately $0.5 million and $0.2 million, respectively. The $2.0 million increase in trade accounts and other receivables was primarily due to increases in receivables related to our culinary contract services and accrued insurance proceeds on two properties damaged by flooding during Hurricane Harvey and the $0.3 million increase in prepaid expenses was primarily due to discounts on prepaid gift card sales. The $0.2 million decrease in food and supply inventory was primarily due to moderately lower spending for restaurant supplies.

At fiscal year-end 2017, current liabilities increased approximately $2.7 million due to an approximate $4.3 million increase in accrued expenses and other liabilities offset by an approximate $1.6 million decrease in accounts payable. The increase of approximately $4.3 million in accrued expenses and other liabilities is primarily a result of increases in sales tax payable of approximately $1.9 million, accrued salaries and incentives of approximately $1.2 million, unredeemed gift cards of approximately $1.1 million, lease termination expense of approximately $0.4 million, accrued interest expense of approximately $0.3 million, and accrued advertising of approximately $0.2 million, partially offset by decreases in deferred franchise fees of approximately $0.5 million, accrued claims and other expenses of approximately $0.1 million, accrued property taxes of approximately $0.1 million, and accrued utility expenses of approximately $0.1 million. The $1.6 million decrease in accounts payable was due to an approximate $1.7 million decrease in accrued purchases partially offset by an approximate $0.1 million increase in checks in transit.

CAPITAL EXPENDITURES

Capital expenditures consist of purchases of real estate for future restaurant sites, culinary contract services investments, new unit construction, purchases of new and replacement restaurant furniture and equipment, and ongoing remodeling programs. Capital expenditures for fiscal 2017 were approximately $12.5 million consisting of approximately $1.1 million on new restaurant development, approximately $4.5 million on the remodeling of existing restaurants and technology infrastructure investments, and approximately $6.9 million for recurring capital expenditures. We expect to be able to fund all capital expenditures in fiscal 2018 using cash flows from operations, proceeds from the sale of assets and our available credit. In fiscal 2018, we expect to invest up to $12.0 million for recurring maintenance for our restaurant properties, information technology investments, and for our on-going remodeling program.

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
The Term Loan and/or Revolver commitments may be increased by up to an additional $10 million in the aggregate.
The 2016 Credit Agreement also provides for the issuance of letters of credit in an aggregate amount equal to the lesser of $5.0 million and the Revolving Credit Commitment, which was $30 million as of November 8, 2016. The 2016 Credit Agreement is guaranteed by all of our present subsidiaries and will be guaranteed by our future subsidiaries.
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
The Term Loan amortizes 7.0% per year (35.0% in 5 years) which includes the quarterly payment of principal. As of August 30, 2017, the Company has prepaid its required principal payments through the second calendar quarter of 2019. On December 14, 2016, we entered into an interest rate swap with a notional amount of $17.5 million, representing 50% of the initial outstanding Term Loan.
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
The 2016 Credit Agreement, as amended, contains the following covenants among others:

•	CTLAL of not more than (i) 5.00 to 1.00, at the end of each fiscal quarter, through and including the third fiscal quarter of the Borrower’s fiscal 2018, and (ii) 4.75 to 1.00 thereafter,

•	Consolidated Fixed Charge Coverage Ratio of not less than 1.25 to 1.00, at the end of each fiscal quarter,

•	Limit on Growth Capital Expenditures so long as the CTLAL is at least 0.25X less than the then-applicable permitted maximum CTLAL,

•	restrictions on mergers, acquisitions, consolidations, and asset sales,

•	restrictions on the payment of dividends, redemption of stock, and other distributions,

•	restrictions on incurring indebtedness, including certain guarantees, and capital lease obligations,

•	restrictions on incurring liens on certain of our property and the property of our subsidiaries,

•	restrictions on transactions with affiliates and materially changing our business,

•	restrictions on making certain investments, loans, advances, and guarantees,

•	restrictions on selling assets outside the ordinary course of business,

•	prohibitions on entering into sale and leaseback transactions, and

•	restrictions on certain acquisitions of all or a substantial portion of the assets, property and/or equity interests of any person, including share repurchases and dividends.

The 2016 Credit Agreement is secured by substantially all of the personal property, including without limitation the equity interest in each of our subsidiaries. The 2016 Credit Agreement also includes customary events of default. If a default occurs and is continuing, the lenders’ commitments under the 2016 Credit Agreement may be immediately terminated and/or we may be required to repay all amounts outstanding under the 2016 Credit Agreement.
As of August 30, 2017, we had $31.0 million in total outstanding loans and approximately $1.3 million committed under letters of credit, which is used as security for the payment of insurance obligations, and approximately $0.1 million in other indebtedness.
We were in compliance with the covenants contained in the 2016 Credit Agreement as of August 30, 2017. At any determination date, if certain leverage and fixed charge coverage ratios exceed the maximum permitted under our 2016 Credit Agreement, we would be considered in default under the terms of the agreement. Due to negative results in fiscal 2017, continued under performance could cause our financial ratios to exceed the permitted limits under the terms of the 2016 Credit Agreement.
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

The 2013 Credit Agreement, as amended, contained the following covenants among others:

•
Debt Service Coverage Ratio of not less than (i) 1.10 to 1.00 at all times during the first, second and third fiscal quarters of the Borrower’s fiscal 2015, (ii) 1.25 to 1.00 at all times during the fourth fiscal quarter of the Borrower’s fiscal 2015, and (iii) 1.50 to 1.00 at all times thereafter,

•
Lease Adjusted Leverage Ratio of not more than (i) 5.75 to 1.00 at all times during the first, second and third fiscal quarters of the Borrower’s fiscal 2015, (ii) 5.50 to 1.00 at all times during the fourth fiscal quarter of the Borrower’s fiscal 2015, (iii) 5.25 to 1.00 at all times during the first fiscal quarter of the Borrower’s fiscal 2016, (iv) 5.00 to 1.00 at all times during the second fiscal quarter of the Borrower’s fiscal 2016, and (v) 4.75 to 1.00 at all times thereafter,

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

Contractual Obligations

At August 30, 2017, we had contractual obligations and other commercial commitments as described below:

	Payments due by Period
Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	After 5 Years
	(In thousands)
Revolver	$4,400	$—	$—	$4,400	$—
Term Loan	26,585	—	2,360	24,225	—
Capital lease and other obligations(1)	144	35	104	5	—
Operating lease obligations (2)	66,099	11,747	17,865	11,409	25,078
Uncertain tax positions liability (3)	25	25	—	—	—
Total	$97,253	$11,807	$20,329	$40,039	$25,078

	Amount of Commitment by Expiration Period
Other Commercial Commitments	Total	Fiscal 2018	Fiscal 2019-2020	Fiscal 2020-2021	Thereafter
	(In thousands)
Letters of credit	$1,287	$1,287	$—	$—	$—

(1)	Capital lease obligations contain leases relating to notes on automobile purchases.

(2)	Operating lease obligations contain rent escalations and renewal options ranging from one to twenty-five years.

(3)	The timing and amounts of future cash payments related to these liabilities are uncertain.

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

Long-term liabilities reflected in our consolidated financial statements as of August 30, 2017 included amounts accrued for benefit payments under our supplemental executive retirement plan of $45 thousand, accrued non-cash compensation of approximately $0.3 million, accrued insurance reserves of approximately $0.9 million, and deferred rent liabilities of approximately $2.5 million.

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

Under the terms of the Amended and Restated Master Sales Agreement, the Pappas entities may provide specialized (customized) equipment fabrication primarily for new construction and basic equipment maintenance, including stainless steel stoves, shelving, rolling carts, and chef tables. The total costs under the Amended and Restated Master Sales Agreement of custom-fabricated and refurbished equipment were $4 thousand, $2 thousand, and zero in fiscal 2017, 2016, and 2015, respectively. Services provided under this agreement are subject to review and approval by the Finance and Audit Committee of our Board of Directors.

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

On November 22, 2006, the Company executed a new lease agreement with respect to this property. Effective upon the Company’s relocation and occupancy into the new space in July 2008, the new lease agreement provides for a primary term of approximately 12 years with two subsequent five-year options. The new lease also gave the landlord an option to buy out the tenant on or after the calendar year 2015 by paying the then unamortized cost of improvements to the tenant. The Company paid rent of $22.00 per square foot plus maintenance, taxes, and insurance for the remaining primary term of the lease. Thereafter, the lease provides for increases in rent at set intervals. The Company has made payments of approximately $419 thousand, $417 thousand, and $416 thousand during fiscal 2017, 2016, and 2015, respectively. The new lease agreement was approved by the Finance and Audit Committee of our Board of Directors.

In the third quarter of fiscal 2014, on March 12, 2014, the Company executed a new lease agreement for one of the Company’s Houston Fuddruckers locations with Pappas Restaurants, Inc. The lease provides for a primary term of approximately six years with two subsequent five-year options. Pursuant to the new ground lease agreement, the Company paid $28.06 per square foot plus maintenance, taxes, and insurance from March 12, 2014 until May 31, 2020. Thereafter, the new ground lease agreement provides for increases in rent at set intervals. The Company made payments of approximately $162 thousand, $160 thousand, and $160 thousand during fiscal 2017, 2016, and 2015, respectively.

Affiliated rents paid for these Houston property leases represented 2.7%, 2.6%, and 2.7% of the total rents for continuing operations in fiscal 2017, 2016, and 2015, respectively.

The following table compares current and prior two fiscal years charges incurred under the Amended and Restated Master Sales Agreement, affiliated property leases, and other related party agreements to our total capital expenditures, as well as relative Selling, general and administrative expenses, and other operating expenses included in continuing operations:

	Fiscal Year Ended
	August 30, 2017	August 31, 2016	August 26, 2015
	(364 days)	(371 days)	(364 days)
	(In thousands, except percentages)
AFFILIATED COSTS INCURRED:
Selling, general and administrative expenses—professional and other costs	$—	$1	$1
Capital expenditures—custom-fabricated and refurbished equipment	4	2	—
Other operating expenses, occupancy costs and opening costs, including property leases	581	576	576
Total	$585	$579	$577
RELATIVE TOTAL COMPANY COSTS:
Selling, general and administrative expenses	$37,878	$42,422	$38,759
Capital expenditures	12,502	18,253	20,378
Other operating expenses, occupancy costs and opening costs	84,203	84,122	86,960
Total	$134,583	$144,797	$146,097
AFFILIATED COSTS INCURRED AS A PERCENTAGE OF RELATIVE TOTAL COMPANY COSTS	0.43%	0.40%	0.39%

The Company entered into a new employment agreement with Christopher Pappas on January 24, 2014. The employment agreement was amended on August 2, 2017, to extend the termination date thereof to August 29, 2018. Mr. Pappas continues to devote his primary time and business efforts to the Company while maintaining his role at Pappas Restaurants, Inc. The Employment Agreement was unanimously approved by the Executive Compensation Committee (the “Committee”) of the Board as well as by the full Board.

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

Income Taxes

Our income tax expense, deferred tax assets and liabilities, and liabilities for unrecognized tax benefits reflect management’s best estimate of current and future taxes to be paid. We are subject to income taxes in the United States and a limited number of foreign jurisdictions, involving franchised locations in South America, Mexico, Canada and Italy. Significant judgments and estimates are required in the determination of the consolidated income tax expense. Recently, the U.S. government has indicated that corporate tax reform is a high priority and has proposed sweeping changes to the U.S. tax system. These reforms may include changes to corporate tax rates, changes in the taxation of income earned outside the United States and taxing previously unremitted foreign earnings at concessional tax rates. We cannot determine whether some or all of these or other proposals will be enacted into law or what, if any, changes may be made to such proposals prior to being enacted into law. If U.S. tax laws change in a manner that increases our tax obligations, our financial position and results of operations could be adversely impacted upon enactment, including potential impacts to our income tax expense and deferred tax balances. Deferred income taxes arise from temporary differences between the tax basis of assets and liabilities and their reported amounts in the financial statements, which will result in taxable or deductible amounts in the future, as well as from tax Net Operating Losses ("NOL") and tax credit carryovers. We establish a valuation allowance when we no longer consider it more likely than not that a deferred tax asset will be realized. In evaluating our ability to recover our deferred tax assets, we consider available positive and negative evidence, including scheduled reversals of deferred tax liabilities, tax-planning strategies, projected future taxable income, and results of recent operations.

Positive evidence that we consider includes the Company’s history of realizing fully its tax NOL and tax credit carryovers prior to expiration and the considered use of tax-planning strategies. The latter includes the acceleration of unrealized gains from our owned property locations through sale or exchange, if and when necessary on a selective basis, which we consider to be a significant piece of positive evidence. We regularly evaluate our portfolio owned properties, long-lived assets and their relative values, for many different business purposes, and have estimated the resulting unrealized net gains thereon to be of sufficient measure to recover certain of our deferred tax assets, including tax NOL and certain of our tax credit carryovers. Assessments regarding our owned property locations involve the use of significant judgment and are consistent with the plans and estimates we are using to manage the underlying businesses. Tax-planning strategies involving the acceleration of unrealized gains, as well as the reversals of our deferred tax liabilities, are of the same character and should reverse in both the same period and jurisdiction as the temporary differences giving rise to the deferred tax. In evaluating negative evidence, we consider three years of cumulative losses. A significant contributor to the Company’s three year cumulative loss involves a number of closed underperforming locations.

The Company has recorded a deferred tax asset of approximately $13.7 million reflecting the benefit of approximately $2.1 million in tax NOL and approximately $11.6 million tax credit carryover, which expire in varying amounts between fiscal 2022 through 2037. Realization is dependent on numerous factors, including our ability to generate sufficient taxable income prospectively, and if necessary gain on sale of owned property locations, prior to expiration of the tax NOL and tax credit carryovers and the impacts, if any, from potential corporate tax reform legislation. Although realization is not assured, management believes it is more likely than not that all of the deferred tax asset will be realized. The amount of the deferred tax asset considered realizable, however, could be reduced in the near term if estimates of unrealized appreciation of owned properties during the carryforward period are reduced or we are unable to generate positive cash flows from operations and proceeds from assets held for sale.

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

For assets held for use, we estimate future cash flows using assumptions based on possible outcomes of the areas analyzed. If the undiscounted future cash flows are less than the carrying value of our location’s assets, we record an impairment based on an estimate of discounted cash flows. The estimates of future cash flows, based on reasonable and supportable assumptions and projections, require management’s subjective judgments. Assumptions and estimates used include operating results, changes in working capital, discount rate, growth rate, anticipated net proceeds from disposition of the property and if applicable, lease terms. The span of time for which future cash flows are estimated is often lengthy, increasing the sensitivity to assumptions made. The time span is longer and could be 20 to 25 years for newer properties, but only 5 to 10 years for older properties. Depending on the assumptions and estimates used, the estimated future cash flows projected in the evaluation of long-lived assets can vary within a wide range of outcomes. We consider the likelihood of possible outcomes in determining the best estimate of future cash flows. The measurement for such an impairment loss is then based on the fair value of the asset as determined by discounted cash flows. We operated 163 restaurants as of November 7, 2017 and periodically experience unanticipated changes in our assumptions and estimates. Those changes could have a significant impact on discounted cash flow models with a corresponding significant impact on the measurement of an impairment. Gains are not recognized until the assets are disposed.

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

SHARE-BASED COMPENSATION

Share-based compensation is recognized as compensation expense in the income statement utilizing the fair value on the date of the grant. The fair value of performance share based award liabilities are estimated based on a Monte Carlo simulation model. The fair value of restricted stock units is valued at the closing market price of our common stock at the date of grant. The fair value of each option award is estimated on the date of grant using the Black-Scholes option pricing model. Assumptions for volatility, forfeitures, expected option life, risk free interest rate, and dividend yield are used in the model.

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

In August 2014, the FASB issued ASU No 2014-15. The amendments in ASU 2014-15 are intended to define management’s responsibility to evaluate whether there is substantial doubt about an organization’s ability to continue as a going concern and to provide related footnote disclosures. Under GAAP, financial statements are prepared under the presumption that the reporting organization will continue to operate as a going concern, except in limited circumstances. The going concern basis of accounting is critical to financial reporting because it establishes the fundamental basis for measuring and classifying assets and liabilities. Currently, GAAP lacks guidance about management’s responsibility to evaluate whether there is substantial doubt about the organization’s ability to continue as a going concern or to provide related footnote disclosures. This ASU provides guidance to an organization’s management, with principles and definitions that are intended to reduce diversity in the timing and content of disclosures that are commonly provided by organizations today in the financial statement footnotes. The pronouncement is effective for fiscal years and interim periods within those fiscal years, after December 31, 2016, which requires us to adopt these provisions in the first quarter of fiscal 2018. The adoption of this pronouncement is not expected to have a material impact on the Company’s financial statements.

In July 2015, the FASB issued ASU 2015-11, Simplifying the Measurement of Inventory (Topic 330). This update requires inventory within the scope of the standard to be measured at the lower of cost and net realizable value. Net realizable value is defined as the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. This update is effective for annual and interim periods beginning after December 15, 2016, which requires us to adopt these provisions in the first quarter of fiscal 2018. Early adoption is permitted. We do not expect the adoption of this guidance to have a material impact on our consolidated financial statements.
In November 2015, the FASB issued ASU 2015-17, Balance Sheet Classification of Deferred Taxes (Topic 740). This update requires that deferred tax liabilities and assets be classified as noncurrent in a classified balance sheet. This update is effective for annual and interim periods beginning after December 15, 2016. This update may be applied either prospectively to all deferred tax liabilities and assets or respectively to all periods presented. Management has determined to apply the update on a prospective basis to all deferred tax liabilities and assets, which requires us to adopt these provisions in the first quarter of fiscal 2018. Early adoption is permitted. We do not expect the adoption of this guidance to have a material impact on our consolidated financial statements.
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

In March 2016, the FASB issued ASU 2016-09, Improvements to Employee Share-Based Payment Accounting (Topic 718). This update was issued as part of the FASB’s simplification initiative and affects all entities that issue share-based payment awards to their employees. The amendments in this update cover such areas as the recognition of excess tax benefits and deficiencies, the classification of those excess tax benefits on the statement of cash flows, an accounting policy election for forfeitures, the amount an employer can withhold to cover income taxes and still qualify for equity classification and the classification of those taxes paid on the statement of cash flows. This update is effective for annual and interim periods for fiscal years beginning after December 15, 2016, which requires us to adopt these provisions in the first quarter of fiscal 2018. Early adoption is permitted. We are evaluating the impact on the Company’s consolidated financial statements and have not yet selected a transition method.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to interest rate risk due to changes in interest rates affecting our variable-rate debt, Term Loan and borrowings under our 2016 Revolver. As of fiscal year-end 2017, the total amount of debt subject to interest rate fluctuations outstanding under our Revolver and Term Loan was approximately $13.5 million. Assuming an average debt balance with interest rate exposure of approximately $13.5 million, a 100 basis point increase in prevailing interest rates would increase our annual interest expense by approximately $0.1 million. The interest rate on our remaining $17.5 million in outstanding debt is fixed plus an applicable margin based on our CTLAL at each determination date, beginning December 14, 2016, under the terms of our interest rate swap agreement. Under the terms of our 2016 Credit Agreement, we are required to manage interest rate risk, utilizing interest rate swaps, on at least 50% of our 2016 Credit Agreement variable rate debt (Term Loan). Prior to November 8, 2016, we did not utilize any interest rate swaps to manage interest rate risk on our variable rate 2013 Credit Facility debt.

We have exposure to various foreign currency exchange rate fluctuations for revenues generated by our operations outside of the United States, which can adversely impact our net income and cash flows. Approximately 0.12%, 0.13%, and 0.12% of our total revenues in fiscal 2017, 2016, and 2015, respectively, were derived from sales to customers and royalties from franchisees outside the contiguous United States. All of this business is conducted in the local currency of the country the franchise operates. We do not enter into financial instruments to manage this foreign currency exchange risk.

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

Item  8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
Luby’s, Inc.

We have audited the accompanying consolidated balance sheets of Luby’s, Inc. (a Delaware corporation) and subsidiaries (the "Company") as of August 30, 2017 and August 31, 2016, and the related consolidated statements of operations, changes in shareholders’ equity, and cash flows for each of the three years in the period ended August 30, 2017. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Luby’s, Inc. and subsidiaries as of August 30, 2017 and August 31, 2016, and the results of their operations and their cash flows for each of the three years in the period ended August 30, 2017 in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of August 30, 2017, based on criteria established in Internal Control—Integrated Framework-2013 issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated November 13, 2017 expressed an unqualified opinion.

/s/ GRANT THORNTON LLP

Houston, Texas
November 13, 2017

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
Luby’s, Inc.

We have audited the internal control over financial reporting of Luby’s, Inc. (a Delaware corporation) and its subsidiaries (the "Company") as of August 30, 2017, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of August 30, 2017, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of the Company as of and for the year ended August 30, 2017, and our report dated November 13, 2017 expressed an unqualified opinion on those financial statements.

/s/ GRANT THORNTON LLP

Houston, Texas
November 13, 2017

Luby’s, Inc.
Consolidated Balance Sheets

	August 30, 2017	August 31, 2016
	(In thousands, except share data)
ASSETS
Current Assets:
Cash and cash equivalents	$1,096	$1,339
Trade accounts and other receivables, net	8,011	5,919
Food and supply inventories	4,453	4,596
Prepaid expenses	3,431	3,147
Assets related to discontinued operations	—	1
Deferred income taxes	—	540
Total current assets	16,991	15,542
Property held for sale	3,372	5,522
Assets related to discontinued operations	2,755	3,192
Property and equipment, net	172,814	193,218
Intangible assets, net	19,640	21,074
Goodwill	1,068	1,605
Deferred income taxes	7,254	8,738
Other assets	2,563	3,334
Total assets	$226,457	$252,225
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$15,937	$17,539
Liabilities related to discontinued operations	367	412
Current portion of credit facility debt	—	—
Accrued expenses and other liabilities	28,076	23,752
Total current liabilities	44,380	41,703
Credit facility debt, less current portion	30,698	37,000
Liabilities related to discontinued operations	16	17
Other liabilities	7,311	7,752
Total liabilities	82,405	86,472
Commitments and Contingencies
SHAREHOLDERS’ EQUITY
Common stock, $0.32 par value; 100,000,000 shares authorized; Shares issued were 29,624,083 and 29,440,041, respectively; Shares outstanding were 29,124,083 and 28,940,041, respectively	9,480	9,421
Paid-in capital	31,850	30,348
Retained earnings	107,497	130,759
Less cost of treasury stock, 500,000 shares	(4,775)	(4,775)
Total shareholders’ equity	144,052	165,753
Total liabilities and shareholders’ equity	$226,457	$252,225

The accompanying notes are an integral part of these Consolidated Financial Statements.

Luby’s, Inc.
Consolidated Statements of Operations

	Year Ended
	August 30, 2017	August 31, 2016	August 26, 2015
	(In thousands, except per share data)
SALES:
Restaurant sales	$350,818	$378,111	$370,192
Culinary contract services	17,943	16,695	16,401
Franchise revenue	6,723	7,250	6,961
Vending revenue	547	583	531
TOTAL SALES	376,031	402,639	394,085
COSTS AND EXPENSES:
Cost of food	98,714	106,980	107,052
Payroll and related costs	125,997	132,960	127,691
Other operating expenses	61,924	60,961	63,133
Occupancy costs	21,787	22,374	21,084
Opening costs	492	787	2,743
Cost of culinary contract services	15,774	14,955	14,786
Cost of franchise operations	1,733	1,877	1,668
Depreciation and amortization	20,438	21,889	21,407
Selling, general and administrative expenses	37,878	42,422	38,759
Provision for asset impairments and restaurant closings	10,567	1,442	636
Net gain on disposition of property and equipment	(1,804)	(684)	(3,994)
Total costs and expenses	393,500	405,963	394,965
LOSS FROM OPERATIONS	(17,469)	(3,324)	(880)
Interest income	8	4	4
Interest expense	(2,443)	(2,247)	(2,337)
Other income (expense), net	(454)	186	521
Loss before income taxes and discontinued operations	(20,358)	(5,381)	(2,692)
Provision (benefit) for income taxes	2,438	4,875	(1,076)
Loss from continuing operations	(22,796)	(10,256)	(1,616)
Loss from discontinued operations, net of income taxes	(466)	(90)	(458)
NET LOSS	$(23,262)	$(10,346)	$(2,074)
Loss per share from continuing operations:
Basic	$(0.77)	$(0.35)	$(0.06)
Assuming dilution	$(0.77)	$(0.35)	$(0.06)
Loss per share from discontinued operations:
Basic	$(0.02)	$(0.00)	$(0.01)
Assuming dilution	$(0.02)	$(0.00)	$(0.01)
Net loss per share:
Basic	$(0.79)	$(0.35)	$(0.07)
Assuming dilution	$(0.79)	$(0.35)	$(0.07)
Weighted-average shares outstanding:
Basic	29,476	29,226	28,974
Assuming dilution	29,476	29,226	28,974

The accompanying notes are an integral part of these Consolidated Financial Statements.

Luby’s, Inc.
Consolidated Statements of Shareholders’ Equity
(In thousands)

	Common Stock
	Issued		Treasury
	Shares	Amount	Shares	Amount	Paid-In Capital	Retained Earnings	Total Shareholders’ Equity
Balance at August 27, 2014	28,950	$9,264	(500)	$(4,775)	$27,356	$143,179	$175,024
Net income for the year	—	—	—	—	—	(2,074)	(2,074)
Common stock issued under nonemployee director benefit plans	40	13	—	—	(13)	—	—
Common stock issued under employee benefit plans	82	26	—	—	164	—	190
Increase in excess tax benefits from share-based compensation	—	—	—	—	5	—	5
Share-based compensation expense	63	20	—	—	1,494	—	1,514
Balance at August 26, 2015	29,135	$9,323	(500)	$(4,775)	$29,006	$141,105	$174,659
Net loss for the year	—	—	—	—	—	(10,346)	(10,346)
Common stock issued under nonemployee director benefit plans	60	19	—	—	(19)	—	—
Common stock issued under employee benefit plans	177	57	—	—	25	—	82
Increase in excess tax benefits from share-based compensation	—	—	—	—	(119)	—	(119)
Share-based compensation expense	68	22	—	—	1,455	—	1,477
Balance at August 31, 2016	29,440	$9,421	(500)	$(4,775)	$30,348	$130,759	$165,753
Net loss for the year	—	—	—	—	—	(23,262)	(23,262)
Common stock issued under nonemployee director benefit plans	83	26	—	—	(26)	—	—
Common stock issued under employee benefit plans	7	2	—	—	(2)	—	—
Share-based compensation expense	94	31	—	—	1,530	—	1,561
Balance at August 30, 2017	29,624	$9,480	(500)	$(4,775)	$31,850	$107,497	$144,052

The accompanying notes are an integral part of these Consolidated Financial Statements.

Luby’s, Inc.
Consolidated Statements of Cash Flows

	Year Ended
	August 30, 2017	August 31, 2016	August 26, 2015
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(23,262)	$(10,346)	$(2,074)
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for asset impairments and net loss (gain) on property sales	8,762	734	(3,385)
Depreciation and amortization	20,438	21,906	21,431
Amortization of debt issuance cost	348	313	204
Share-based compensation expense	1,561	1,477	1,514
Excess tax deficit (benefit) from share-based compensation	—	119	(5)
Deferred tax provision (benefit)	2,792	4,707	(1,996)
Cash provided by operating activities before changes in operating asset and liabilities	10,639	18,910	15,689
Changes in operating assets and liabilities:
Increase in trade accounts and other receivables	(2,092)	(744)	(1,063)
Decrease (Increase) in food and supply inventories	143	(616)	1,073
Decrease (Increase) in prepaid expenses and other assets	504	215	(268)
Increase (decrease) in accounts payable, accrued expenses and other liabilities	446	(3,906)	(5,115)
Net cash provided by operating activities	9,640	13,859	10,316
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from disposal of assets and property held for sale	9,286	4,794	13,278
Repayment of note receivable	—	17	57
Purchases of property and equipment	(12,502)	(18,253)	(20,378)
Net cash used in investing activities	(3,216)	(13,442)	(7,043)
CASH FLOWS FROM FINANCING ACTIVITIES:
Revolver borrowings	107,800	106,000	108,000
Revolver repayments	(140,400)	(106,500)	(112,500)
Debt issuance costs	(652)	(42)	(255)
Proceeds on term loan	35,000	—	—
Term loan repayments	(8,415)	—	—
Excess tax (deficit) benefit from share-based compensation	—	(119)	5
Proceeds received on the exercise of employee stock options	—	82	190
Net cash used in financing activities	(6,667)	(579)	(4,560)
Decrease in cash and cash equivalents	(243)	(162)	(1,287)
Cash and cash equivalents at beginning of period	1,339	1,501	2,788
Cash and cash equivalents at end of period	$1,096	$1,339	$1,501
Cash paid for:
Income taxes	$411	$357	$730
Interest	1,787	1,873	2,133

The accompanying notes are an integral part of these Consolidated Financial Statements.

Luby’s, Inc.
Notes to Consolidated Financial Statements
Fiscal Years 2017, 2016, and 2015

Note 1. Nature of Operations and Significant Accounting Policies

Nature of Operations

Luby’s, Inc. is based in Houston, Texas. As of August 30, 2017, the Company owned and operated 167 restaurants, with 122 in Texas and the remainder in other states. In addition, the Company received royalties from 113 franchises as of August 30, 2017 located primarily throughout the United States. The Company’s owned and franchised restaurant locations are convenient to shopping and business developments, as well as, to residential areas. Accordingly, the restaurants appeal to a variety of customers at breakfast, lunch, and dinner. Culinary Contract Services consists of contract arrangements to manage food services for clients operating in primarily three lines of business: healthcare, higher education, and corporate dining.

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

Reportable Segments

Each restaurant is an operating segment because operating results and cash flow can be determined for each restaurant which is regularly reviewed by the chief operating decision maker. The Company has three reportable segments: Company-owned restaurants, franchise operations, and Culinary Contract Services (“CCS”). Company-owned restaurants are aggregated into one reportable segment because the nature of the products and services, the production processes, the customers, the methods used to distribute the products and services, and the nature of the regulatory environment are alike.

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

Debt Issuance Costs

Debt issuance costs include costs incurred in connection with the arrangement of long-term financing agreements. The debt issuance costs associated with the Term Loan are presented on the Balance Sheet as a direct deduction from long-term debt. The debt issue costs associated with the Revolver are presented on the Balance Sheet as an asset. These costs are amortized using the effective interest method over the respective term of the debt to which they specifically relate.

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

Cost of CCS

The cost of CCS includes all food, payroll and related expenses, other operating expenses, and selling, general and administrative expenses related to culinary contract service sales. All depreciation and amortization, property disposal, and asset impairment expenses associated with CCS are reported within those respective lines as applicable.

Cost of Franchise Operations

The cost of franchise operations includes all food, payroll and related expenses, other operating expenses, and selling, general and administrative expenses related to franchise operations sales. All depreciation and amortization, property disposal, and asset impairment expenses associated with franchise operations are reported within those respective lines as applicable.

Marketing and Advertising Expenses

Marketing and advertising costs are expensed as incurred. Total advertising expense included in other operating expenses and selling, general and administrative expense was $5.7 million, $6.3 million, and $4.4 million in fiscal 2017, 2016, and 2015, respectively.  We record advertising attributable to local store marketing and local community involvement efforts in other operating expenses; we record advertising attributable to our brand identity, our promotional offers, and our other marketing messages intended to drive guest awareness of our brands, in selling, general, and administrative expenses.  We believe this separation of our marketing and advertising costs assists with measurement of the profitability of individual restaurant locations by associating only the local store marketing efforts with the operations of each restaurant.

Marketing and advertising expense included in other operating expenses attributable to local store marketing was $0.6 million, $0.7 million, and $1.2 million in fiscal 2017, 2016, and 2015, respectively.

Marketing and advertising expense included in selling, general and administrative expense was $5.1 million, $5.6 million, and $3.2 million in fiscal 2017, 2016, and 2015, respectively.

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

Discontinued Operations

Management evaluates unit closures for presentation in discontinued operations following guidance from ASC 205-20-55. To qualify for presentation as a discontinued operation, management determines if the closure or exit of a business location or activity meets the following conditions: (1) the operations and cash flows of the component have been (or will be) eliminated from the ongoing operations of the entity as a result of the disposal transaction and (2) there will not be any significant continuing involvement in the operations of the component after the disposal transaction. To evaluate whether these conditions are met, management considers whether the cash flows lost will not be recovered and generated by the ongoing entity, the level of guest traffic and sales transfer, the significance of the number of locations closed and expectancy of cash flow replacement by sales from new and existing locations, as well as the level of continuing involvement in the disposed operation. Operating and non-operating results of these locations are then classified and reported as discontinued operations of all periods presented. As of fiscal 2016, management evaluates unit closures for presentation in discontinued operations following guidance from ASU 2014-08. Beginning in fiscal 2016, in accordance with ASU No. 2014-08, the Company will only report the disposal of a component or a group of components of the Company in discontinued operations if the disposal of the components or group of components represents a strategic shift that has or will have a major effect on the Company’s operations and financial results. Adoption of this standard did not have a material impact on our consolidated financial statements.

Share-Based Compensation

Share-based compensation expense is estimated for equity awards at fair value at the grant date. The Company determines fair value of restricted stock awards based on the average of the high and low price of its common stock on the date awarded by the Board of Directors. The Company determines the fair value of stock option awards using a Black-Scholes option pricing model. The Black-Scholes option pricing model requires various judgmental assumptions including the expected dividend yield, stock price volatility, and the expected life of the award. If any of the assumptions used in the model change significantly, share-based compensation expense may differ materially in the future, from that recorded in the current period. The fair value of performance share based award liabilities are estimated based on a Monte Carlo simulation model. For further discussion, see Note 14, “Share-Based Compensation,” below.

Earnings Per Share

Basic income per share is computed by dividing net income by the weighted-average number of shares outstanding, including restricted stock units, during each period presented. For the calculation of diluted net income per share, the basic weighted average number of shares is increased by the dilutive effect of stock options, determined using the treasury stock method.

Accounting Periods

The Company’s fiscal year ends on the last Wednesday in August. Accordingly, each fiscal year normally consists of 13 four-week periods, or accounting periods, accounting for 364 days in the aggregate. However, every fifth or sixth year, we have a fiscal year that consists of 53 weeks, accounting for 371 days in the aggregate; fiscal 2016 was such a year. Each of the first three quarters of each fiscal year, prior to fiscal 2016, consisted of three four-week periods, while the fourth quarter normally consists of four four-week periods.

Beginning in fiscal 2016, we changed our fiscal quarter ending dates with the first fiscal quarter end was extended by one accounting period and the fiscal fourth quarter was reduced by one accounting period. The purpose of this change is in part to minimize the Thanksgiving calendar shift by extending the first fiscal quarter until after Thanksgiving. With this change in fiscal quarter ending dates, our first quarter is 16 weeks, and the remaining three quarters will typically be 12 weeks in length. The fourth fiscal quarter will be 13 weeks in certain fiscal years to adjust for our standard 52 week, or 364 day, fiscal year compared to the 365 day calendar year. Fiscal 2016 was such a year where the fourth quarter included 13 weeks, resulting in a 53 week fiscal year. Comparability between quarters may be affected by varying lengths of the quarters, as well as the seasonality associated with the restaurant business.

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

Recently Adopted Accounting Pronouncements
In April 2015, the FASB issued ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs. This update requires that debt issuance costs be presented in the balance sheet as a direct deduction from the associated debt liability. Debt issuance costs related to the Company's new 2016 Credit Agreement (defined hereafter) amounted to $0.6 million. The portion of the debt issuance costs associated with the Term Loan (defined hereafter) are setup as a direct deduction from long-term debt. The adoption of this update did not have a material impact on our consolidated financial statements. See Item 2. Management's Discussion and Analysis in this Form-10K for more discussion on debt issuance costs.
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

In August 2014, the FASB issued ASU No 2014-15. The amendments in ASU 2014-15 are intended to define management’s responsibility to evaluate whether there is substantial doubt about an organization’s ability to continue as a going concern and to provide related footnote disclosures. Under GAAP, financial statements are prepared under the presumption that the reporting organization will continue to operate as a going concern, except in limited circumstances. The going concern basis of accounting is critical to financial reporting because it establishes the fundamental basis for measuring and classifying assets and liabilities. Currently, GAAP lacks guidance about management’s responsibility to evaluate whether there is substantial doubt about the organization’s ability to continue as a going concern or to provide related footnote disclosures. This ASU provides guidance to an organization’s management, with principles and definitions that are intended to reduce diversity in the timing and content of disclosures that are commonly provided by organizations today in the financial statement footnotes. The pronouncement is effective for fiscal years and interim periods within those fiscal years, after December 31, 2016, which requires us to adopt these provisions in the first quarter of fiscal 2018. The adoption of this pronouncement is not expected to have a material impact on the Company’s financial statements.

In July 2015, the FASB issued ASU 2015-11, Simplifying the Measurement of Inventory (Topic 330). This update requires inventory within the scope of the standard to be measured at the lower of cost and net realizable value. Net realizable value is defined as the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. This update is effective for annual and interim periods beginning after December 15, 2016, which requires us to adopt these provisions in the first quarter of fiscal 2018. Early adoption is permitted. We do not expect the adoption of this guidance to have a material impact on our consolidated financial statements.
In November 2015, the FASB issued ASU 2015-17, Balance Sheet Classification of Deferred Taxes (Topic 740). This update requires that deferred tax liabilities and assets be classified as noncurrent in a classified balance sheet. This update is effective for annual and interim periods beginning after December 15, 2016, which requires us to adopt these provisions in the first quarter of fiscal 2018. Early adoption is permitted. We do not expect the adoption of this guidance to have a material impact on our consolidated financial statements.
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

In March 2016, the FASB issued ASU 2016-09, Improvements to Employee Share-Based Payment Accounting (Topic 718). This update was issued as part of the FASB’s simplification initiative and affects all entities that issue share-based payment awards to their employees. The amendments in this update cover such areas as the recognition of excess tax benefits and deficiencies, the classification of those excess tax benefits on the statement of cash flows, an accounting policy election for forfeitures, the amount an employer can withhold to cover income taxes and still qualify for equity classification and the classification of those taxes paid on the statement of cash flows. This update is effective for annual and interim periods for fiscal years beginning after December 15, 2016, which requires us to adopt these provisions in the first quarter of fiscal 2018. Early adoption is permitted. We are evaluating the impact on the Company’s consolidated financial statements and have not yet selected a transition method.

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
Subsequent Events

Events subsequent to the Company’s fiscal year ended August 30, 2017 through the date of issuance of the financial statements are evaluated to determine if the nature and significance of the event warrants inclusion in the Company’s annual report.

Note 2. Reportable Segments

The Company has three reportable segments: Company-owned restaurants, franchise operations and Culinary Contract Services.

Company-owned restaurants

Company-owned restaurants consists of several brands which are aggregated into one reportable segment because of the nature of the products and services, the production processes, the customers, the methods used to distribute the products and services, the nature of the regulatory environment, and store level profit margin are similar. The chief operating decision maker analyzes Company-owned restaurant store level profit which is defined as restaurant sales and vending revenue, less cost of food, payroll and related costs, other operating expenses, and occupancy costs. The primary brands are Luby’s Cafeteria, Fuddruckers - World’s Greatest Hamburgers®, and Cheeseburger in Paradise. All Company-owned restaurants are casual dining restaurants. Each restaurant is an operating segment because operating results and cash flow can be determined for each restaurant.

The total number of Company-owned restaurants at the end of fiscal 2017, 2016, and 2015 were 167, 175, and 177, respectively.

Culinary Contract Services

CCS, branded as Luby’s Culinary Contract Services, consists of a business line servicing healthcare, sport stadiums, corporate dining clients, and sales through retail grocery stores. The healthcare accounts are full service and typically include in-room delivery, catering, vending, coffee service, and retail dining. CCS had contracts with long-term acute care hospitals, acute care medical centers, ambulatory surgical centers, behavioral hospitals, a sports stadium, and business and industry clients. CCS has the unique ability to deliver quality services that include facility design and procurement as well as nutrition and branded food services to our clients. The costs of Culinary Contract Services on the Consolidated Statements of Operations includes all food, payroll and related costs, other operating expenses, and other direct general and administrative expenses related to CCS sales.

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

The total number of CCS contracts at the end of fiscal 2017, 2016, and 2015 were 25, 24, and 23, respectively.

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

All franchisees are required to operate their restaurants in accordance with Fuddruckers standards and specifications, including controls over menu items, food quality, and preparation. The Company requires the successful completion of its training program by a minimum of three managers for each franchised restaurant. In addition, franchised restaurants are evaluated regularly by the Company for compliance with franchise agreements, including standards and specifications through the use of periodic, unannounced, on-site inspections and standards evaluation reports.

The number of franchised restaurants at the end of fiscal 2017, 2016, and 2015 were 113, 113, and 106, respectively.

Segment Table

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

	Fiscal Year Ended
	August 30, 2017	August 31, 2016	August 26, 2015
	(In thousands)
Sales:
Company-owned restaurants(1)	$351,365	$378,694	$370,723
Culinary contract services	17,943	16,695	16,401
Franchise operations	6,723	7,250	6,961
Total	$376,031	$402,639	$394,085
Segment level profit:
Company-owned restaurants	$42,943	$55,419	$51,763
Culinary contract services	2,169	1,740	1,615
Franchise operations	4,990	5,373	5,293
Total	$50,102	$62,532	$58,671
Depreciation and amortization:
Company-owned restaurants	$16,948	$18,181	$18,120
Culinary contract services	64	103	177
Franchise operations	770	784	767
Corporate	2,656	2,821	2,343
Total	$20,438	$21,889	$21,407
Total assets:
Company-owned restaurants(2)	$189,990	$211,182	$218,492
Culinary contract services	3,342	3,390	1,644
Franchise operations (3)	11,325	12,266	13,034
Corporate	21,800	25,387	31,088
Total	$226,457	$252,225	$264,258
Capital expenditures:
Company-owned restaurants	$11,374	$17,258	$19,726
Culinary contract services	3	28	18
Corporate	1,125	967	634
Total	$12,502	$18,253	$20,378
Loss before income taxes and discontinued operations:
Segment level profit	$50,102	$62,532	$58,671
Opening costs	(492)	(787)	(2,743)
Depreciation and amortization	(20,438)	(21,889)	(21,407)
Selling, general and administrative expenses	(37,878)	(42,422)	(38,759)
Provision for asset impairments and restaurant closings, net	(10,567)	(1,442)	(636)
Net gain on disposition of property and equipment	1,804	684	3,994
Interest income	8	4	4
Interest expense	(2,443)	(2,247)	(2,337)
Other income, net	(454)	186	521
Total	$(20,358)	$(5,381)	$(2,692)
(1) Includes vending revenue of $547, $583, and $531 thousand for the year ended August 30, 2017, August 31, 2016, and August 26, 2015, respectively.
(2) Company-owned restaurants segment includes $9.1 million of Fuddruckers trade name, Cheeseburger in Paradise liquor licenses, and Jimmy Buffett intangibles.
(3) Franchise operations segment includes approximately $10.7 million in royalty intangibles.

Note 3. Derivative Financial Instruments

The Company enters into derivative instruments, from time to time, to manage its exposure to changes in interest rates on a percentage of its long-term variable rate debt. On December 14, 2016, the Company entered into an interest rate swap, pay fixed - receive floating, with a constant notional amount of $17.5 million. The fixed swap rate we pay is 1.965%, plus an applicable margin. The variable rate we receive is one-month LIBOR, plus an applicable margin. The term of the interest rate swap is 5 years. The Company does not apply hedge accounting treatment to this derivative, therefore, changes in fair value of the instrument are recognized in Other income (expense), net. In fiscal 2017, the changes in the interest rate swap fair value resulted in an expense of approximately $266 thousand.

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

Recurring fair value measurements related to liabilities are presented below:

		Fair Value Measurement Using
	Fiscal Year Ended August 30, 2017	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Valuation Method
Recurring Fair Value - Liabilities		(In thousands)
Continuing Operations:
TSR Performance Based Incentive Plan(1)	$831	$—	$831	$—	Monte Carlo Approach
Derivative - Interest Rate Swap(2)	$266	$—	$266	$—	Discounted Cash Flow
Total liabilities at Fair Value	$1,097	$—	$1,097	$—
(1) The fair value of the Company's 2015, 2016, and 2017 Performance Based Incentive Plan liabilities were approximately $496 thousand, $265 thousand, and $70 thousand, respectively. See Note 14 to the Company's consolidated financial statements in Part II, Item 8 in this Form 10-K for further discussion of Performance Based Incentive Plan.
(2) The fair value of the interest rate swap is recorded in Other liabilities on the Company's Consolidated Balance Sheet.

		Fair Value Measurement Using
	Fiscal Year Ended August 31, 2016	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Valuation Method
Recurring Fair Value - Liabilities		(In thousands)
Continuing Operations:
TSR Performance Based Incentive Plan(1)	$793	$—	$793	$—	Monte Carlo Approach
(1) The fair value of the Company's 2015 and 2016 Performance Based Incentive Plan liabilities were approximately $412 thousand and $381 thousand, respectively. See Note 14 to the Company's consolidated financial statements in Part II, Item 8 in this Form 10-K for further discussion of Performance Based Incentive Plan.

		Fair Value Measurement Using
	Fiscal Year Ended August 26, 2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Valuation Method
Recurring Fair Value - Liabilities		(In thousands)
Continuing Operations:
TSR Performance Based Incentive Plan(1)	$108	—	$108	—	Monte Carlo Approach
(1) The fair value of the Company's 2015 Performance Based Incentive Plan liabilities was approximately $108 thousand.

Non-recurring fair value measurements related to impaired property and equipment consist of the following:

		Fair Value Measurement Using
	Fiscal Year Ended August 30, 2017	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Impairments(4)
Nonrecurring Fair Value Measurements		(In thousands)
Continuing Operations:
Property and equipment related to Company-owned restaurants(1)	$5,519	$—	$—	$5,519	$(8,571)
Goodwill(2)	—	—	—	—	(537)
Property held for sale(3)	3,372	—	—	3,372	(977)
Total Nonrecurring Fair Value Measurements	$8,891	$—	$—	$8,891	$(10,085)
(1) In accordance with Subtopic 360-10, long-lived assets held and used with a carrying amount of approximately $14.1 million were written down to their fair value of approximately $5.5 million, resulting in an impairment charge of approximately $8.6 million.
(2) In accordance with Subtopic 350-20, goodwill with a carrying amount of approximately $537 thousand was written down to its implied fair value of approximately zero, resulting in an impairment charge of $537 thousand. See Note 7 and Note 11 to the Company's consolidated financial statements in this Form 10-K for further discussion of goodwill.
(3) In accordance with Subtopic 360-10, long-lived assets held for sale with a carrying value of approximately $5.5 million were written down to their fair value of approximately $3.4 million, less costs to sell, resulting in an impairment charge of approximately $1.0 million. Proceeds on the sale of one property previously recorded in Property held for sale amounted to approximately $1.2 million.
(4) Total impairments are included in Provision for asset impairments and restaurant closings in the Company's Consolidated Statement of Operations for the fiscal year ended 2017.

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
(1) In accordance with Subtopic 360-10, long-lived assets held and used with a carrying amount of approximately $1.7 million were written down to their fair value of approximately $1.0 million, resulting in an impairment charge of approximately $0.7 million.
(2) In accordance with Subtopic 350-20, goodwill with a carrying amount of approximately $38 thousand was written down to its implied fair value of approximately zero, resulting in an impairment charge of $38 thousand. See Note 7 and Note 11 to the Company's consolidated financial statements in this Form 10-K for further discussion of goodwill.
(3) In accordance with Subtopic 360-10, long-lived assets held for sale with a carrying value of $1.8 million were written down to their fair value of approximately $1.3 million, less costs to sell, resulting in an impairment charge of approximately $0.5 million.
(4) Total impairments are included in Provision for asset impairments and restaurant closings in the Company's Consolidated Statement of Operations for the fiscal year ended 2016.

		Fair Value Measurement Using
	Fiscal Year Ended August 26, 2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Impairments(3)
Nonrecurring Fair Value Measurements		(In thousands)
Continuing Operations:
Property and equipment related to Company-owned restaurants(1)	$1,350	$—	$—	$1,350	$(598)
Goodwill(2)	—	—	—	—	(38)
Total Nonrecurring Fair Value Measurements	$1,350	$—	$—	$1,350	$(636)
Discontinued Operations:
Property and equipment related to corporate assets	$865	$—	$—	$865	$(90)
(1) In accordance with Subtopic 360-10, long-lived assets held and used with a carrying amount of approximately $1.9 million were written down to their fair value of approximately $1.3 million, resulting in an impairment charge of approximately $0.6 million, which was included in earnings for the period.
(2) In accordance with Subtopic 350-20, goodwill with a carrying amount of approximately $38 thousand was written down to its implied fair value of approximately zero, resulting in an impairment charge of $38 thousand. See Note 7 and Note 11 to the Company's consolidated financial statements in this Form 10-K for further discussion of goodwill.
(3) Total impairments are included in Provision for asset impairments and restaurant closings in the Company's Consolidated Statement of Operations for the fiscal year ended 2015.

Note 5. Trade Receivables and Other

Trade and other receivables, net, consist of the following:

	August 30, 2017	August 31, 2016
	(In thousands)
Trade and other receivables	$5,966	$5,161
Franchise royalties and marketing and advertising receivables	687	839
Trade receivables, unbilled	1,633	—
Allowance for doubtful accounts	(275)	(81)
Total Trade accounts and other receivables, net	$8,011	$5,919

CCS receivable balance at August 30, 2017 was $5.0 million, primarily the result of 14 contracts with balances of approximately $0.1 million to approximately $2.3 million per contract entity. These 14 collectively represented approximately 58% of the Company’s total accounts receivables. Contract payment terms for its CCS customers’ receivables are due within 30 to 45 days. The Company's fiscal 2017 ended one day prior to calendar month end and fiscal 2016 ended at a calendar month end. Trade receivables, unbilled, was approximately $1.6 million at August 30, 2017 and $0.0 million at August 31, 2016. CCS contracts are billed on a calendar month end basis and represent the total balance of Trade receivables, unbilled.

The Company recorded receivables related to Fuddruckers franchise operations royalty and marketing and advertising payments from the franchisees, as required by their franchise agreements. Franchise royalty and marketing and advertising fund receivables balance at August 30, 2017 was approximately $0.7 million. At August 30, 2017, the Company had 113 operating franchise restaurants with no concentration of accounts receivable.

The change in allowances for doubtful accounts for each of the years in the three-year periods ended as of the dates below is as follows:

	Fiscal Year Ended
	August 30, 2017	August 31, 2016	August 26, 2015
	(In thousands)
Beginning balance	$81	$555	$512
Provisions (reversal) for doubtful accounts	200	(18)	51
Write-offs(1)	(6)	(456)	(8)
Ending balance	$275	$81	$555
(1) The approximate $0.5 million Balance Sheet write-off in fiscal 2016 resulted from uncollectable receivables at three Culinary Contract Services accounts previously reserved for approximately $0.1 million, $0.3 million, and $33.0 thousand in fiscal 2011, 2012, and 2013, respectively.

Note 6. Income Taxes

The following table details the categories of total income tax assets and liabilities for both continuing and discontinued operations resulting from the cumulative tax effects of temporary differences:

	August 30, 2017	August 31, 2016
	(In thousands)
Deferred income tax assets:
Workers’ compensation, employee injury, and general liability claims	$486	$466
Deferred compensation	437	552
Net operating losses	2,140	1,258
General business and foreign tax credits	11,599	11,010
Depreciation, amortization and impairments	7,515	1,879
Straight-line rent, dining cards, accruals, and other	4,392	3,812
Subtotal	26,569	18,977
Valuation allowance	(16,871)	(6,905)
Total deferred income tax assets	9,698	12,072
Deferred income tax liabilities:
Property taxes and other	1,916	1,828
Total deferred income tax liabilities	1,916	1,828
Net deferred income tax asset	$7,782	$10,244

The Company had deferred tax assets, excluding liabilities, at August 30, 2017 of approximately $9.7 million, the most significant of which include the Company’s general business tax credits carryovers to future years of approximately $11.1 million. This item may be carried forward up to twenty (20) years for possible utilization in the future. The carryover of general business tax credits, beginning in fiscal 2002, will begin to expire at the end of fiscal 2022 through 2037, if not utilized by then.

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
Collectively, the available evidence supports an assertion that our deferred tax assets will be realized, but with the exception of a certain portion of the Company's general business and foreign tax credit carryovers that are not likely at this time to be realized, and on which the Company has established a valuation allowance. The general business credits and foreign tax credit carryovers generally expire if unused within twenty (20) years and ten (10) years, respectively. We have, as a result of the foregoing assessment, increased the valuation allowance by an additional $10.0 million during fiscal 2017 to a $16.9 million valuation allowance for deferred tax assets that are not likely to be realized prior to their expiration. The resulting valuation allowance increase is principally attributable to changes for this fiscal year in appreciated asset values of real estate properties considered in the Company's identified tax planning strategy.

An analysis of the provision for income taxes for continuing operations is as follows:

	August 30, 2017	August 31, 2016	August 26, 2015
	(In thousands)
Current federal and state income tax expense	$329	$128	$523
Current foreign income tax expense	84	82	63
Deferred income tax expense (benefit)	2,025	4,665	(1,662)
Total income tax expense (benefit)	$2,438	$4,875	$(1,076)

Relative only to continuing operations, the reconciliation of the expense (benefit) for income taxes to the expected income tax expense (benefit), computed using the statutory tax rate, was as follows:

	Fiscal Year Ended
	August 30, 2017		August 31, 2016		August 26, 2015
	Amount	%	Amount	%	Amount	%
	(In thousands and as a percent of pretax loss from continuing operations)
Income tax benefit from continuing operations at the federal rate	$(6,922)	34.0%	$(1,830)	34.0%	$(832)	34.0%
Permanent and other differences:
Federal jobs tax credits (wage deductions)	200	(1.0)	226	(4.2)	302	(12.3)
Stock options and restricted stock	129	(0.6)	165	(3.1)	74	(3.0)
Other permanent differences	62	(0.3)	74	(1.4)	60	(2.5)
State income tax, net of federal benefit	(45)	0.2	94	(1.7)	200	(8.2)
General Business Tax Credits	(589)	2.9	(665)	12.4	(888)	36.3
Other	84	(0.4)	(94)	1.7	8	(0.3)
Change in valuation allowance	9,519	(46.8)	6,905	(128.3)	—	—
Income tax expense (benefit) from continuing operations	$2,438	(12.0)%	$4,875	(90.6)%	$(1,076)	44.0%

For the fiscal year ended August 30, 2017, including both continuing and discontinued operations, the Company is estimated to report a federal taxable loss of approximately $3.0 million.

For the fiscal year ended August 31, 2016, including both continuing and discontinued operations, the Company generated federal taxable income of approximately $3.1 million.

For the fiscal year ended August 26, 2015, including both continuing and discontinued operations, the Company generated federal taxable income of approximately $0.4 million.

Our income tax filings are periodically examined by various federal and state jurisdictions. The State of Louisiana is currently examining tax returns for fiscal 2014 and 2015.

There were no payments of federal income taxes in fiscal 2015, 2016 or 2017. The Company has income tax filing requirements in over 30 states. State income tax payments were approximately $0.4 million, $0.4 million, and $0.7 million in fiscal 2017, 2016, and 2015, respectively.

The following table is a reconciliation of the total amounts of unrecognized tax benefits at the beginning and end of fiscal 2015, 2016 and 2017 (in thousands):

Balance as of August 27, 2014	$62
Decrease based on prior year tax positions	—
Interest Expense	1
Balance as of August 26, 2015	$63
Decrease based on prior year tax positions	(18)
Interest Expense	—
Balance as of August 31, 2016	$45
Decrease based on prior year tax positions	(20)
Interest Expense	—
Balance as of August 30, 2017	$25

The unrecognized tax benefits would favorably affect the Company’s effective tax rate in future periods if they are recognized. There is no interest associated with unrecognized benefits as of August 30, 2017. The Company has included interest or penalties related to income tax matters as part of income tax expense (or benefit).

It is reasonably possible that the amount of unrecognized tax benefits with respect to our uncertain tax positions could significantly increase or decrease within 12 months. However, based on the current status of examinations, it is not possible to estimate the future impact, if any, to recorded uncertain tax positions as of August 30, 2017.

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

Note 7. Property and Equipment, Intangible Assets and Goodwill

The cost, net of impairment, and accumulated depreciation of property and equipment at August 30, 2017 and August 31, 2016, together with the related estimated useful lives used in computing depreciation and amortization, were as follows:

	August 30, 2017	August 31, 2016	Estimated Useful Lives (years)
	(In thousands)
Land	$60,414	$61,940		—
Restaurant equipment and furnishings	73,411	75,764	3	to	15
Buildings	153,041	157,006	20	to	33
Leasehold and leasehold improvements	26,953	25,973		Lesser of lease term or estimated useful life
Office furniture and equipment	3,684	3,277	3	to	10
Construction in progress	35	145		—
	317,538	324,105
Less accumulated depreciation and amortization	(144,724)	(130,887)
Property and equipment, net	$172,814	$193,218
Intangible assets, net	$19,640	$21,074	15	to	21
Goodwill	$1,068	$1,605

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

The aggregate amortization expense related to intangible assets subject to amortization for fiscal 2017, 2016, and 2015 was approximately $1.4 million, $1.4 million, and $1.4 million, respectively. The aggregate amortization expense related to intangible assets subject to amortization is expected to be approximately $1.4 million in each of the next five successive years.

The following table presents intangible assets as of August 30, 2017 and August 31, 2016:

	August 30, 2017			August 31, 2016
	(In thousands)			(In thousands)
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible Assets Subject to Amortization:
Fuddruckers trade name and franchise agreements	$29,486	$(9,943)	$19,543	$29,486	$(8,535)	$20,951
Cheeseburger in Paradise trade name and license agreements	$421	$(324)	$97	$421	$(298)	$123
Intangible assets, net	$29,907	$(10,267)	$19,640	$29,907	$(8,833)	$21,074

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

The Company performs a goodwill impairment test annually and more frequently when negative conditions or a triggering event arise. After an assessment of certain qualitative factors, if it is determined to be more likely than not that the fair value of a reporting unit is less than its carrying amount, entities must perform the quantitative analysis of the goodwill impairment test. Otherwise, the quantitative test(s) become optional. For the annual analysis in fiscal 2017, 2016 and 2015, the Company elected to bypass the qualitative assessment and proceeded directly to performing the first step of the goodwill impairment test. In future periods, the Company may determine that facts and circumstances indicate use of the qualitative assessment may be the most reasonable approach. Management performed its formal annual assessment as of the second quarter of each fiscal year. The individual restaurant level is the level at which goodwill is assessed for impairment under ASC 350. In accordance with our understanding of ASC 350, we have allocated the goodwill value to each reporting unit in proportion to each location’s fair value at the date of acquisition. The result of these assessments were impairment of goodwill of approximately $537 thousand, $38 thousand, and $38 thousand in fiscal 2017, 2016, and 2015, respectively. The Company will formally perform additional assessments on an interim basis if an event occurs or circumstances exist that indicate that it is more likely than not that a goodwill impairment exists. As of November 7, 2017, of the 23 Cheeseburger in Paradise locations that were acquired, seven locations remain operating as Cheeseburger in Paradise restaurants and of the restaurants closed for conversion to Fuddruckers five locations remain operating as a Fuddruckers restaurant. Three locations were removed due to their lease term expiring, three locations were subleased to franchisees, and the remaining five locations were closed and held for future use. As we are not moving any of the former Cheeseburger in Paradise restaurants out of their respective market, the goodwill associated with the acquired location and market area is expected to be realized through operating these former Cheeseburger in Paradise branded restaurants as Fuddruckers branded restaurants. The Company has experience converting and opening new restaurant locations and the Fuddruckers brand units have positive cash flow history. This historical data was considered when completing our fair value estimates for recovery of the remaining net book value including goodwill. In addition, we included the incremental conversion costs in our cash flow projections when completing our routine impairment of long-lived assets testing. Management has therefore performed valuations using a discounted cash flow analysis for each of its restaurants to determine the fair value of each reporting unit for comparison with the reporting unit’s carrying value.

Goodwill, net of accumulated impairments of approximately $1.1 million and $0.6 million in fiscal 2017 and 2016, respectively, was approximately $1.1 million as of August 30, 2017 and $1.6 million as of August 31, 2016 and relates to our Company-owned restaurants reportable segment.

Note 8. Current Accrued Expenses and Other Liabilities

The following table sets forth current accrued expenses and other liabilities as of August 30, 2017 and August 31, 2016:

	August 30, 2017	August 31, 2016
	(In thousands)
Salaries, compensated absences, incentives, and bonuses(1)	$5,339	$4,184
Operating expenses	1,041	1,118
Unredeemed gift cards and certificates	7,298	6,269
Taxes, other than income	9,423	7,882
Accrued claims and insurance	1,505	1,577
Income taxes, legal and other	3,470	2,722
Total	$28,076	$23,752
(1) Salaries, compensated absences, incentives, and bonuses include the award value of the 2015 Performance Based Incentive Plan liability in the amount of $496 thousand at August 30, 2017.

Note 9. Other Long-Term Liabilities

The following table sets forth other long-term liabilities as of August 30, 2017 and August 31, 2016:

	August 30, 2017	August 31, 2016
	(In thousands)
Workers’ compensation and general liability insurance reserve	$923	$986
Capital leases	109	44
Deferred rent and unfavorable leases	5,297	5,565
Deferred compensation(1)	426	895
Fair value derivative - Interest Rate Swap	266	—
Other	290	262
Total	$7,311	$7,752
(1) Deferred compensation includes 2016 and 2017 Performance Based Incentive Plan liabilities in the amount of approximately $266 thousand and approximately $70 thousand, respectively, at August 30, 2017 and 2015 and 2016 Performance Based Incentive Plan liabilities in the amount of approximately $412 thousand and $380 thousand, respectively, at August 31, 2016.

Note 10. Debt

The following table summarizes credit facility debt, less current portion at August 30, 2017 and August 31, 2016.

	August 30, 2017	August 31, 2016
	(In thousands)
2013 Credit Agreement - Revolver	$—	$37,000
2016 Credit Agreement - Revolver	4,400	—
2016 Credit Agreement - Term Loan	26,585	—
Total credit facility debt	30,985	37,000
Less unamortized debt issue costs	(287)	—
Total credit facility debt, less unamortized debt issuance costs	30,698	37,000
Current portion of credit facility debt	—	—
Total	30,698	37,000

On November 8, 2016, we refinanced the Company's 2013 Credit Facility with a new $65.0 million Senior Secured Credit Agreement. The debt issue costs the Company incurred on the new 2016 Credit Agreement financing amounted to approximately $0.6 million of which approximately $0.3 million was applicable to the Term Loan and was setup on a pro-rata basis as a liability, which is included in credit facility debt, less current portion.

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
The Term Loan amortizes 7.00% per year (35% in 5 years) which includes the quarterly payment of principal. On December 14, 2016, The Company entered into an interest rate swap with a notional amount of $17.5 million, representing 50% of the initial outstanding Term Loan.
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
The 2016 Credit Agreement, as amended, contains the following covenants among others:

•	CTLAL of not more than (i) 5.00 to 1.00 at all times through and including the third fiscal quarter of the Borrower’s fiscal 2018, and (ii) 4.75 to 1.00 at all times thereafter,

•	Consolidated Fixed Charge Coverage Ratio of not less than 1.25 to 1.00, at the end of each fiscal quarter,

•	Limit on Growth Capital Expenditures so long as the CTLAL is at least 0.25x less than the then-applicable permitted maximum CTLAL,

•	restrictions on mergers, acquisitions, consolidations and asset sales,

•	restrictions on the payment of dividends, redemption of stock and other distributions,

•	restrictions on incurring indebtedness, including certain guarantees and capital lease obligations,

•	restrictions on incurring liens on certain of our property and the property of our subsidiaries,

•	restrictions on transactions with affiliates and materially changing our business,

•	restrictions on making certain investments, loans, advances and guarantees,

•	restrictions on selling assets outside the ordinary course of business,

•	prohibitions on entering into sale and leaseback transactions, and

•	restrictions on certain acquisitions of all or a substantial portion of the assets, property and/or equity interests of any person, including share repurchases and dividends.

The 2016 Credit Agreement is secured by substantially all of the Company’s personal property, including without limitation the equity interest in each subsidiary of the Company. The 2016 Credit Agreement also includes customary events of default. If a default occurs and is continuing, the lenders’ commitments under the 2016 Credit Agreement may be immediately terminated and/or the Company may be required to repay all amounts outstanding under the 2016 Credit Agreement.
As of August 30, 2017, the Company had $31.0 million in total outstanding loans and approximately $1.3 million committed under letters of credit, which is used as security for the payment of insurance obligations, and approximately $0.1 million in other indebtedness.
The Company was in compliance with the covenants contained in the 2016 Credit Agreement as of August 30, 2017. At any determination date, if certain leverage and fixed charge coverage ratios exceed the maximum permitted under the Company's 2016 Credit Agreement, the Company would be considered in default under the terms of the agreement. Due to negative results in fiscal 2017, continued under performance could cause the Company's financial ratios to exceed the permitted limits under the terms of the 2016 Credit Agreement.

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

The 2013 Credit Agreement, as amended, contained the following covenants among others:

•
Debt Service Coverage Ratio of not less than (i) 1.10 to 1.00 at all times during the first, second and third fiscal quarters of the Borrower’s fiscal 2015, (ii) 1.25 to 1.00 at all times during the fourth fiscal quarter of the Borrower’s fiscal 2015, and (iii) 1.50 to 1.00 at all times thereafter,

•
Lease Adjusted Leverage Ratio of not more than (i) 5.75 to 1.00 at all times during the first, second and third fiscal quarters of the Borrower’s fiscal 2015, (ii) 5.50 to 1.00 at all times during the fourth fiscal quarter of the Borrower’s fiscal 2015, (iii) 5.25 to 1.00 at all times during the first fiscal quarter of the Borrower’s fiscal 2016, (iv) 5.00 to 1.00 at all times during the second fiscal quarter of the Borrower’s fiscal 2016, and (v) 4.75 to 1.00 at all times thereafter,

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

The 2013 Credit Facility was secured by a perfected first priority lien on certain of the Company's real property and all of the material personal property owned by the Company or any of its subsidiaries, other than certain excluded assets (as defined in the Credit Agreement).

Interest Expense

Total interest expense incurred for fiscal 2017, 2016, and 2015 was approximately $2.2 million, $2.2 million, and $2.3 million, respectively. Interest paid was approximately $1.8 million, $1.9 million, and $2.1 million in fiscal 2017, 2016, and 2015, respectively. No interest expense was allocated to discontinued operations in fiscal 2017, 2016, or 2015. Interest was capitalized on properties in fiscal 2017, 2016, and 2015, in the amounts of zero, zero, and $80 thousand, respectively.

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

The Company recognized the following impairment charges (credits) to income from operations:

	Fiscal Year Ended
	August 30, 2017	August 31, 2016	August 26, 2015
	(In thousands, except per share data)
Provision for asset impairments and restaurant closings	$10,567	$1,442	$636
Net gain on disposition of property and equipment	(1,804)	(684)	(3,994)

Total	$8,763	$758	$(3,358)
Effect on EPS:
Basic	$(0.29)	$(0.03)	$0.12
Assuming dilution	$(0.29)	$(0.03)	$0.12

The approximate $10.6 million impairment charge in fiscal 2017 is primarily related to assets impaired at 17 property locations, goodwill at six property locations, five properties held for sale written down to their fair value, and a reserve for 10 restaurant closings of approximately $482 thousand.

The approximate $1.8 million net gain on disposition of property and equipment in fiscal 2017 is primarily related to the gain on the sale of six properties of approximately $2.4 million partially offset by routine asset retirements.

The approximate $1.4 million impairment charge in fiscal 2016 is primarily related to assets impaired at 4 property locations, goodwill at one property location, and a reserve for four restaurant closings of approximately $202 thousand.

The approximate $0.7 million net gain on disposition of property and equipment in fiscal 2016 is primarily related to the gain on the sale of two properties of approximately 1.0 million partially offset by routine asset retirements.

The approximate $0.6 million impairment charge in fiscal 2015 is primarily related to three property locations.

The approximate $4.0 million net gain on disposition of property and equipment in fiscal 2015 is primarily related to the gain on the sale of five properties of approximately $4.5 million partially offset by routine asset retirements.

Discontinued Operations

On March 21, 2014, the Board of Directors of the Company approved a plan focused on improving cash flow from the acquired Cheeseburger in Paradise leasehold locations. This underperforming Cheeseburger in Paradise leasehold disposal plan called for five or more units to be closed or converted to Fuddruckers restaurants. As of August 30, 2017, no locations remain classified as discontinued operations in this plan.

As a result of the first quarter fiscal 2010 adoption of the Company’s Cash Flow Improvement and Capital Redeployment Plan, the Company reclassified 24 Luby’s Cafeterias to discontinued operations. As of August 30, 2017, one location remains held for sale.

The following table sets forth the assets and liabilities for all discontinued operations:

	August 30, 2017	August 31, 2016
	(In thousands)
Prepaid expenses	$—	$1
Assets related to discontinued operations—current	$—	$1
Property and equipment	$1,872	$1,872
Deferred tax assets	883	1,320
Assets related to discontinued operations—non-current	$2,755	$3,192
Deferred income taxes	$354	$361
Accrued expenses and other liabilities	13	51
Liabilities related to discontinued operations—current	$367	$412
Other liabilities	$16	$17
Liabilities related to discontinued operations—non-current	$16	$17

As of August 30, 2017, under both closure plans, the Company had one property classified as discontinued operations. The asset carrying value of the owned property was approximately $1.9 million and is included in assets related to discontinued operations. The Company is actively marketing this property for sale and has one property with a ground lease previously impaired to zero.

The following table sets forth the sales and pretax losses reported for all discontinued locations:

	Fiscal Year Ended
	August 30, 2017	August 31, 2016	August 26, 2015
	(In thousands, except locations)
Sales	$—	$—	$—

Pretax loss	$(28)	$(136)	$(864)
Income tax benefit on discontinued operations	$(438)	$46	$406
Loss on discontinued operations	$(466)	$(90)	$(458)
Discontinued locations closed during the period	0	0	0

The following table summarizes discontinued operations for fiscal 2017, 2016, and 2015:

	Fiscal Year Ended
	August 30, 2017	August 31, 2016	August 26, 2015
	(In thousands, except per share data)
Discontinued operating losses	$(28)	$(161)	$(890)
Impairments	—	—	(90)
Gains	—	25	116
Net loss	$(28)	$(136)	$(864)
Income tax benefit (expense) from discontinued operations	(438)	46	406
Loss from discontinued operations, net of income taxes	$(466)	$(90)	$(458)
Effect on EPS from discontinued operations—decrease—basic	$(0.02)	$(0.00)	$(0.01)

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

At August 30, 2017, the Company had four owned properties recorded at approximately $3.4 million in property held for sale.

At August 31, 2016, the Company had five owned properties recorded at approximately $5.5 million in property held for sale.

The Company’s results of continuing operations will be affected to the extent proceeds from sales exceed or are less than net book value.

A roll forward of property held for sale for fiscal 2017, 2016, and 2015 is provided below (in thousands):

Balance as of August 27, 2014	$991
Disposals	(3,203)
Net transfers to property held for sale	6,748
Balance as of August 26, 2015	$4,536
Disposals	(1,488)
Net transfers to property held for sale	2,937
Adjustment to fair value	(463)
Balance as of August 31, 2016	$5,522
Disposals	(1,173)
Adjustment to fair value	(977)
Balance as of August 30, 2017	$3,372

Abandoned Leased Facilities - Reserve for Store Closing

As of August 30, 2017, the Company classified seven leased locations in Arkansas, Illinois, Indiana, New York, Texas, Virginia and Wisconsin as abandoned. Although the Company remains obligated under the terms of the leases for the rent and other costs that may be associated with the leases, the Company decided to cease operations and has no foreseeable plans to occupy the spaces as a company restaurant in the future. Therefore, the Company recorded a charge to earnings, in provision for asset impairments and restaurant closings for fiscal years 2017 and 2016 of approximately $482 thousand and $203 thousand, respectively. The liability is equal to the total amount of rent and other direct costs for the remaining period of time the properties will be unoccupied plus the present value of the amount by which the rent paid by the Company to the landlord exceeds any rent paid to the Company by a tenant under a sublease over the remaining period of the lease terms. Accrued lease termination expense was approximately $540 thousand and $151 thousand as of August 30, 2017 and August 31, 2016, respectively.

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

Construction Activity

From time to time, the Company enters into non-cancelable contracts for the construction of its new restaurants or restaurant remodels. This construction activity exposes the Company to the risks inherent in this industry including but not limited to rising material prices, labor shortages, delays in getting required permits and inspections, adverse weather conditions, and injuries sustained by workers. The Company had no non-cancelable contracts as of August 30, 2017.

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

Note 13. Operating Leases

The Company conducts part of its operations from facilities that are leased under non-cancelable lease agreements. Lease agreements generally contain a primary term of five to 30 years with options to renew or extend the lease from one to 25 years. As of August 30, 2017, the Company has lease agreements for 91 properties which include the Company’s corporate office, facility service warehouse, two remote office spaces, and restaurant properties. The leasing terms of the 91 properties consist of 13 properties expiring in less than one year, 56 properties expiring between one and five years and the remaining 22 properties having current terms that are greater than five years. Of the 91 leased properties, 66 properties have options remaining to renew or extend the lease.

A majority of the leases include periodic escalation clauses. Accordingly, the Company follows the straight-line rent method of recognizing lease rental expense.

As of August 30, 2017, the Company has entered into noncancelable operating lease agreements for certain office equipment with terms ranging from 36 to 60 months.

Annual future minimum lease payments under noncancelable operating leases with terms in excess of one year as of August 30, 2017 are as follows:

Fiscal Year Ending:	(In thousands)
August 29, 2018	$11,747
August 28, 2019	10,088
August 26, 2020	7,777
August 25, 2021	6,287
August 31, 2022	5,122
Thereafter	25,078
Total minimum lease payments	$66,099

Most of the leases are for periods of 5 to thirty years and some leases provide for contingent rentals based on sales in excess of a base amount.

Total rent expense for operating leases for fiscal 2017, 2016, and 2015 was as follows:

	Year Ended
	August 30, 2017	August 31, 2016	August 26, 2015
	(In thousands, except percentages)
Minimum rent-facilities	$11,849	$12,341	$12,547
Contingent rentals	86	164	129
Minimum rent-equipment	758	712	805
Total rent expense (including amounts in discontinued operations)	$12,693	$13,217	$13,481
Percent of sales	3.4%	3.3%	3.4%

See Note 15, “Related Parties,” for lease payments associated with related parties.

Note 14. Share-Based Compensation

We have two active share-based stock plans, the Luby's Incentive Stock Plan, as amended and restated effective December 5, 2015 (the "Employee Stock Plan ") and the Nonemployee Director Stock Plan. Both plans authorize the granting of stock options, restricted stock, and other types of awards consistent with the purpose of the plans.

Of the 1.1 million shares approved for issuance under the Nonemployee Director Stock Plan, 1.1 million options, restricted stock units and restricted stock awards were granted, 0.1 million options were cancelled or expired and added back into the plan, since the plans inception. Approximately 0.1 million shares remain available for future issuance as of August 30, 2017. Compensation cost for share-based payment arrangements under the Nonemployee Director Stock Plan, recognized in selling, general and administrative expenses for fiscal 2017, 2016, and 2015 was approximately $0.7 million, $0.7 million, and $0.7 million, respectively.

Of the 4.1 million shares approved for issuance under the Employee Stock Plan (which amount includes shares authorized under the original plan and shares authorized pursuant to the amended and restated plan effective as of December 5, 2015), 6.1 million options and restricted stock units were granted, 3.7 million options and restricted stock units were cancelled or expired and added back into the plan, since the plans inception in 2005. Approximately 1.7 million shares remain available for future issuance as of August 30, 2017. Compensation cost for share-based payment arrangements under the Employee Stock Plan, recognized in selling, general and administrative expenses for fiscal 2017, 2016, and 2015 was approximately $0.9 million, $1.0 million, and $0.9 million, respectively. Included in these costs for fiscal 2016 was approximately $252 thousand, which represented accelerated share-based compensation expense as a result of the rescission of 312,663 stock options.

In fiscal 2015, 2016, and 2017, the Company approved a Total Shareholder Return, (“TSR”), Performance Based Incentive Plan which provides for a right to receive an unspecified number of shares of common stock under the Employee Stock Plan based on the total shareholder return ranking compared to a selection of peer companies over a three-year cycle, for each plan year. The award value varies from 0% to 200% of a base amount, as a result of the Company’s TSR performance in comparison to its peers over the measurement period. The number of shares at the end of the three-year measurement period will be determined as the award value divided by the closing stock price on the last day of each fiscal year accordingly. Each three-year measurement period is designated a plan year name based on year one of the measurement period. Since the plans provide for an undeterminable number of awards, the plans are accounted for as liability based plans. The liability valuation estimate for each plan year has been determined based on a Monte Carlo simulation model. Based on this estimate, management accrues expense ratably over the three-year service periods. A valuation estimate of the future liability associated with each fiscal year's performance award plan is performed periodically with adjustments made to the outstanding liability at each reporting period to properly state the outstanding liability for all plan years in the aggregate as of the respective balance sheet date. As of August 30, 2017, the valuation estimate which represents the fair value of the performance awards liability for all plan years resulted in an aggregate liability of approximately $0.8 million. Non-cash compensation expense related to the Company's TSR Performance Based Incentive Plans was an expense of approximately $38 thousand, $684 thousand and $108 thousand in fiscal 2017, 2016, and 2015, respectively, and are recorded in Selling, general and administrative expenses. The number of shares awarded for the 2015 TSR Performance Based Incentive Plan was based on the Company's stock price at closing on the last day of fiscal 2017. The number of shares at the end of each plans' three-year periods will be determined as the award value divided by the Company's closing stock price on the last day of the plans fiscal year.

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

Option awards under the Nonemployee Director Stock Plan generally vest 100% on the first anniversary of the grant date and expire ten years from the grant date. No options were granted under the Nonemployee Director Stock Plan in fiscal 2017, 2016, or 2015. No options to purchase shares remain outstanding under this plan, as of August 30, 2017.

Options granted under the Employee Stock Plan generally vest 50% on the first anniversary of grant date, 25% on the second anniversary of the grant date and 25% on the third anniversary of the grant date, with all options expiring ten years from the grant date. All options granted in fiscal 2017 , 2016, and 2015 were granted under the Employee Stock Plan. Options to purchase 1,345,916 shares at options prices from $3.44 to $11.10 per share remain outstanding as of August 30, 2017.

The Company has segregated option awards into two homogenous groups for the purpose of determining fair values for its options because of differences in option terms and historical exercise patterns among the plans. Valuation assumptions are determined separately for the two groups which represent, respectively, the Employee Stock Plan and the Nonemployee Director Stock Option Plan. The assumptions are as follows:

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

The fair value of each option award is estimated on the date of the grant using the Black-Scholes option pricing model which determine inputs as shown in the following table for options granted under the Employee Stock Plan:

	Fiscal Year Ended
	August 30, 2017	August 31, 2016	August 26, 2015
	(In thousands, except percentages)
Dividend yield	0%	0%	0%
Volatility	37.65%	39.64%	42.30%
Risk-free interest rate	1.99%	1.82%	1.41%
Expected life (in years)	5.87	5.58	5.61

A summary of the Company’s stock option activity for fiscal 2017, 2016, and 2015 is presented in the following table:

	Shares Under Fixed Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
			(Years)	(In thousands)
Outstanding at August 27, 2014	800,754	$4.95	4.1	$583
Granted	628,060	4.49	—	—
Exercised	(57,007)	3.45	—	—
Forfeited	(1,523)	5.59	—	—
Expired	(82,185)	5.47	—	—
Outstanding at August 26, 2015	1,288,099	$4.76	6.5	$350
Granted	279,944	4.89	—	—
Exercised	(21,249)	3.51	—	—
Cancelled	(312,663)	4.98	—	—
Forfeited	(55,893)	4.80	—	—
Expired	(9,000)	3.44	—	—
Outstanding at August 31, 2016	1,169,238	$4.76	6.6	$178
Granted	295,869	4.26	—	—
Exercised	0	0.00	—	—
Cancelled	(9,290)	4.49	—	—
Forfeited	(72,212)	4.57	—
Expired	(37,689)	5.39	—	—
Outstanding at August 30, 2017	1,345,916	$4.64	6.4	$0
Exercisable at August 30, 2017	872,216	$4.74	5.2	$0

The intrinsic value for stock options is defined as the difference between the current market value and the grant price.

At August 30, 2017, there was approximately $0.4 million of total unrecognized compensation cost related to unvested options that are expected to be recognized over a weighted-average period of 1.4 years.

The weighted-average grant-date fair value of options granted during fiscal 2017, 2016, and 2015 was $1.66, $1.92, and $1.83 per share, respectively.

During fiscal 2017, no options were exercised. During fiscal 2016 and 2015 cash received from options exercised was approximately $82 thousand and $190 thousand, respectively.

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

A summary of the Company’s restricted stock unit activity during fiscal years is presented in the following table:

	Restricted Stock Units	Weighted Average Fair Value	Weighted- Average Remaining Contractual Term
		(Per share)	(In years)
Unvested at August 27, 2014	397,837	$6.03	1.6
Granted	84,495	4.54	—
Vested	(72,915)	4.55	—
Forfeited	—	—	—
Unvested at August 26, 2015	409,417	$5.98	1.6
Granted	172,212	4.87	—
Vested	(257,482)	6.19	—
Forfeited	(9,314)	5.37	—
Unvested at August 31, 2016	314,833	$5.23	1.9
Granted	200,549	4.26	—
Vested	(92,058)	6.30	—
Forfeited	(18,960)	4.55	—
Unvested at August 30, 2017	404,364	$4.54	1.8

At August 30, 2017, there was approximately $0.9 million of total unrecognized compensation cost related to unvested restricted stock units that is expected to be recognized over a weighted-average period of 1.8 years.

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

Supplemental Executive Retirement Plan

The Company has a Supplemental Executive Retirement Plan (“SERP”) designed to provide benefits for selected officers at normal retirement age with 25 years of service equal to 50% of their final average compensation offset by Social Security, profit sharing benefits, and deferred compensation. None of the Company’s executive officers participates in the Supplemental Executive Retirement Plan. Some of the officers designated to participate in the plan have retired and are receiving benefits under the plan. Accrued benefits of all actively employed participants become fully vested upon termination of the plan or a change in control (as defined in the plan). The plan is unfunded and the Company is obligated to make benefit payments solely on a current disbursement basis. On December 6, 2005, the Board of Directors voted to amend the SERP and suspend the further accrual of benefits and participation. As a result, a curtailment gain of approximately $88,000 was recognized. The net benefit recognized for the SERP for the years ended August 30, 2017, August 31, 2016, and August 26, 2015, was zero, and the unfunded accrued liability included in “Other Liabilities” on the Company’s consolidated Balance Sheets as of August 30, 2017 and August 31, 2016 was approximately $45 thousand and $58 thousand, respectively.

Nonemployee Director Phantom Stock Plan

Under the Company’s Nonemployee Director Phantom Stock Plan (“Phantom Stock Plan”), nonemployee directors deferred portions of their retainer and meeting fees which, along with certain matching incentives, were credited to phantom stock accounts in the form of phantom shares priced at the market value of the Company’s common stock on the date of grant. Additionally, the phantom stock accounts were credited with dividends, if any, paid on the common stock represented by phantom shares. Authorized shares (100,000 shares) under the Phantom Stock Plan were fully depleted in early fiscal 2003; since that time, no deferrals, incentives or dividends have been credited to phantom stock accounts. As participants cease to be directors, their phantom shares are converted into an equal number of shares of common stock and issued from the Company’s treasury stock. As of August 30, 2017, 29,627 phantom shares remained unissued under the Phantom Stock Plan.

401(k) Plan

The Company has a voluntary 401(k) employee savings plan to provide substantially all employees of the Company an opportunity to accumulate personal funds for their retirement. The Company matches 25% of participants’ contributions made to the plan up to 6% of their salary. The net expense recognized in connection with the employer match feature of the voluntary 401(k) employee savings plan for the years ended August 30, 2017, August 31, 2016, and August 26, 2015, was approximately $359 thousand, $350 thousand, and $255 thousand, respectively.

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

Under the terms of the Amended and Restated Master Sales Agreement, the Pappas entities continue to provide specialized (customized) equipment fabrication, primarily for new construction, and basic equipment maintenance, including stainless steel stoves, shelving, rolling carts, and chef tables. The total costs under the Master Sales Agreement of custom-fabricated and refurbished equipment in fiscal 2017, 2016, and 2015 were approximately $4 thousand, $2 thousand, and zero, respectively. Services provided under this agreement are subject to review and approval by the Finance and Audit Committee of the Company’s Board of Directors.

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

On November 22, 2006, the Company executed a new lease agreement with respect to this shopping center. Effective upon the Company’s relocation and occupancy into the new space in July 2008, the new lease agreement provides for a primary term of approximately 12 years with two subsequent five-year options and gives the landlord an option to buy out the tenant on or after the calendar year 2015 by paying the then unamortized cost of improvements to the tenant. The Company paid rent of $22.00 per square foot plus maintenance, taxes, and insurance during the remaining primary term of the lease. Thereafter, the lease provides for increases in rent at set intervals. The Company made payments of approximately $419 thousand, $417 thousand, and $416 thousand in fiscal 2017, 2016, and 2015, respectively, under the lease agreement. The new lease agreement was approved by the Finance and Audit Committee.

In the third quarter of fiscal 2014, on March 12, 2014, the Company executed a new lease agreement for one of the Company’s Houston Fuddruckers locations with Pappas Restaurants, Inc. The lease provides for a primary term of approximately six years with two subsequent five-year options. Pursuant to the new ground lease agreement, the Company paid rent of $28.06 per square foot plus maintenance, taxes, and insurance from March 12, 2014 until May 31, 2020. Thereafter, the new ground lease agreement provides for increases in rent at set intervals. The Company made payments of $162 thousand, $160 thousand, and $160 thousand during fiscal 2017, 2016, and 2015, respectively.

Affiliated rents paid for the Houston property lease represented 2.7%, 2.6%, and 2.7% of total rents for continuing operations for fiscal 2017, 2016, and 2015, respectively.

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

Christopher J. Pappas is a member of the Advisory Board of Amegy Bank, a Division of ZB, N.A. (formerly, Amegy Bank, N.A.), which was a lender and syndication agent under the Company’s 2013 Revolving Credit Facility.

Key Management Personnel

The Company entered into a new employment agreement with Christopher Pappas on January 24, 2014. The employment agreement was amended on August 2, 2017, to extend the termination date thereof to August 29, 2018. Mr. Pappas continues to devote his primary time and business efforts to the Company while maintaining his role at Pappas Restaurants, Inc.

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

Note 16. Common Stock

At August 30, 2017, the Company had 500,000 shares of common stock reserved for issuance upon the exercise of outstanding stock options.

Treasury Shares

In February 2008, the Company acquired 500,000 treasury shares for $4.8 million.

Note 17. Earnings Per Share

A reconciliation of the numerators and denominators of basic earnings per share and earnings per share assuming dilution is shown in the table below:

	Fiscal Year Ended
	August 30, 2017	August 31, 2016	August 26, 2015
	(In thousands, except per share data)
Numerator:
Loss from continuing operations	$(22,796)	$(10,256)	$(1,616)
NET LOSS	$(23,262)	$(10,346)	$(2,074)
Denominator:
Denominator for basic earnings per share—weighted-average shares	29,476	29,226	28,974
Effect of potentially dilutive securities:
Employee and non-employee stock options	—	—	—
Denominator for earnings per share assuming dilution	29,476	29,226	28,974
Loss from continuing operations:
Basic	$(0.77)	$(0.35)	$(0.06)
Assuming dilution (a)	$(0.77)	$(0.35)	$(0.06)
Net loss per share:
Basic	$(0.79)	$(0.35)	$(0.07)
Assuming dilution (a)	$(0.79)	$(0.35)	$(0.07)
(a) Potentially dilutive shares, not included in the computation of net income per share because to do so would have been antidilutive, totaled 3,000 shares in fiscal 2017, 55,000 shares in fiscal 2016, and 77,000 shares in fiscal 2015. Additionally, stock options with exercise prices exceeding market close prices that were excluded from the computation of net income per share amounted to 1,346,000 shares in fiscal 2017, 494,000 shares in fiscal 2016, and 415,000 shares in fiscal 2015.

Note 18. Quarterly Financial Information

The following tables summarize quarterly unaudited financial information for fiscal 2017 and 2016.

	Quarter Ended (a)
	August 30, 2017	June 7, 2017	March 15, 2017	December 21, 2016
	(84 days)	(84 days)	(84 days)	(112 days)
	(In thousands, except per share data)
Restaurant sales	$79,078	$82,594	$81,064	$108,082
Franchise revenue	1,556	1,477	1,819	1,871
Culinary contract services	5,825	4,515	3,306	4,297
Vending revenue	130	133	125	159
Total sales	$86,589	$88,719	$86,314	$114,409
Loss from continuing operations	(4,069)	(377)	(12,836)	(5,514)
Income (loss) from discontinued operations	(32)	(19)	(343)	(72)
Net loss	$(4,101)	$(396)	$(13,179)	$(5,586)
Net loss per share:
Basic	$(0.14)	$(0.01)	$(0.45)	$(0.19)
Assuming dilution	$(0.14)	$(0.01)	$(0.45)	$(0.19)
Costs and Expenses (as a percentage of restaurant sales)
Cost of food	28.3%	27.8%	27.9%	28.5%
Payroll and related costs	36.1%	35.7%	36.1%	35.8%
Other operating expenses	18.6%	16.7%	17.0%	18.2%
Occupancy costs	6.4%	6.0%	6.6%	6.0%

	Quarter Ended (a)
	August 31, 2016	June 1, 2016	March 9, 2016	December 16, 2015
	(91 days)	(84 days)	(84 days)	(112 days)
	(In thousands, except per share data)
Restaurant sales	$91,775	$86,476	$86,314	$113,546
Franchise revenue	1,839	1,586	1,700	2,125
Culinary contract services	3,970	3,892	3,918	4,915
Vending revenue	145	143	137	158
Total sales	$97,729	$92,097	92,069	$120,744
Loss from continuing operations	(7,789)	(147)	(582)	(1,738)
Income (loss) from discontinued operations	(13)	13	(17)	(73)
Net loss	$(7,802)	$(134)	$(599)	$(1,811)
Net loss per share:
Basic	$(0.27)	$—	$(0.02)	$(0.06)
Assuming dilution	$(0.27)	$—	$(0.02)	$(0.06)
Costs and Expenses (as a percentage of restaurant sales)
Cost of food	28.0%	28.0%	28.5%	28.6%
Payroll and related costs	35.9%	35.6%	34.6%	34.7%
Other operating expenses	16.6%	15.7%	15.9%	16.2%
Occupancy costs	5.6%	5.9%	6.4%	5.8%
(a) The fiscal quarters ended, December 21, 2016 and December 16, 2015, consist of four four-week periods and the fiscal quarter ended August 31, 2016, consists of two four-week periods and one five week period.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

We have had no disagreements with our accountants on any accounting or financial disclosures.

Item 9A. Controls and Procedures

Evaluation of Disclosure Control and Procedures

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of August 30, 2017. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of August 30, 2017, our disclosure controls and procedures were effective in providing reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Because of its inherent limitations, internal control over financial reporting may not prevent or detect material misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework-2013 issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation, we concluded that our internal control over financial reporting was effective as of August 30, 2017.

Grant Thornton LLP, the independent registered public accounting firm that audited the Consolidated Financial Statements included in this report, has also audited the effectiveness our internal control over financial reporting as of August 30, 2017, as stated in their attestation report which is included under Item 8 of this report.

Attestation Report of the Registered Public Accounting Firm

Included in Item 8 of this report.

Changes in Internal Control over Financial Reporting

Except as noted above, there were no changes in our internal control over financial reporting during the quarter ended August 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

There is incorporated in this Item 10 by reference that portion of our definitive proxy statement for the 2018 annual meeting of shareholders appearing therein under the captions “Election of Directors,” “Corporate Governance,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Executive Officers,” and “Certain Relationships and Related Transactions.”

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

Item 11. Executive Compensation

There is incorporated in this Item 11 by reference that portion of our definitive proxy statement for the 2018 annual meeting of shareholders appearing therein under the captions “Compensation Discussion and Analysis—Executive Compensation,” “—Executive Compensation Committee Report,” “—Compensation Tables and Information,” “—Director Compensation,” and “Corporate Governance—Executive Compensation Committee—Compensation Committee Interlocks.”

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

There is incorporated in this Item 12 by reference that portion of our definitive proxy statement for the 2018 annual meeting of shareholders appearing therein under the captions “Ownership of Equity Securities in the Company” and “Principal Shareholders.”

Item 13. Certain Relationships and Related Transactions, and Director Independence

There is incorporated in this Item 13 by reference that portion of our definitive proxy statement for the 2018 annual meeting of shareholders appearing therein under the captions, “Corporate Governance Guidelines—Director Independence” and “Certain Relationships and Related Transactions.”

Item 14. Principal Accountant Fees and Services

There is incorporated in this Item 14 by reference that portion of our definitive proxy statement for the 2018 annual meeting of shareholders appearing therein under the caption “Fees Paid To The Independent Registered Public Accounting Firm.”

PART IV

Item 15. Exhibits, Financial Statement Schedules

1.	Financial Statements

The following financial statements are filed as part of this Report:

Consolidated balance sheets at August 30, 2017 and August 31, 2016.

Consolidated statements of operations for each of the three years in the period ended August 30, 2017.

Consolidated statements of shareholders’ equity for each of the three years in the period ended August 30, 2017.

Consolidated statements of cash flows for each of the three years in the period ended August 30, 2017.

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

10(e)
Second Amended and Restated Nonemployee Director Stock Plan of Luby’s, Inc. adopted January 25, 2013 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended February 13, 2013, filed March 25, 2013 (File No. 001-08308)).*

10(f)
Registration Rights Agreement dated March 9, 2001, by and among Luby’s, Inc., Christopher J. Pappas, and Harris J. Pappas (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed March 15, 2001 (File No. 001-08308)).

10(g)
Luby’s, Inc. Amended and Restated Nonemployee Director Phantom Stock Plan effective September 28, 2001 (incorporated by reference to Exhibit 10(dd) to the Company’s Quarterly Report on Form 10-Q for the quarter ended February 13, 2002, filed on March 29, 2002 (File No. 001-08308)).*

10(h)
Form of Indemnification Agreement entered into between Luby’s, Inc. and each member of its Board of Directors initially dated July 23, 2002 (incorporated by reference to Exhibit 10(gg) to the Company’s Annual Report on Form 10-K for the fiscal year ended August 28, 2002, filed on November 27, 2002 (File No. 001-08308)).

10(i)
Amended and Restated Master Sales Agreement effective November 16, 2011, by and among Luby’s, Inc., Pappas Restaurants, L.P., and Pappas Restaurants, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended May 9, 2012, filed on June 15, 2012 (File No. 001-08308)).

10(j)	Amended and Restated Master Sales Agreement effective August 2, 2017, by and among Luby’s, Inc., Pappas Restaurants, L.P., and Pappas Restaurants, Inc.

10(k)
Employment Agreement dated January 24, 2014, between Luby’s, Inc. and Christopher J. Pappas (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 27, 2014 (File No. 001-08308)).*

10(l)
First Amendment to Employment Agreement dated December 1, 2014, between Luby’s, Inc. and Christopher J. Pappas (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 3, 2014 (File No. 001-08308)).*

10(m)
Second Amendment to Employment Agreement dated February 4, 2016, between Luby’s, Inc. and Christopher J. Pappas (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 9, 2016 (File No. 001-08308)).*

10(n)
Third Amendment to Employment Agreement dated August 2 2017, between Luby's, Inc. and Christopher J. Pappas (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on August 3, 2017 (File No. 001-08308)).*

10(o)
Form of Restricted Stock Award Agreement pursuant to the Luby’s Incentive Stock Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 16, 2007 (File No. 001-08308)).

10(p)
Form of Incentive Stock Option Award Agreement pursuant to the Luby’s Incentive Stock Plan (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on November 16, 2007 (File No. 001-08308)).

10(q)
Luby's Incentive Stock Plan, effective as of December 5, 2015 (incorporated by reference to Annex A to the Company's Definitive Proxy Statement on Schedule 14A filed on December 16, 2016 (File No. 001-083038)).

10(r)
Form of Restricted Stock Award Agreement pursuant to the Luby’s Incentive Stock Plan (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on November 16, 2015 (File No. 001-08308)).

10(s)
Form of Incentive Stock Option Award Agreement pursuant to the Luby’s Incentive Stock Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 16, 2015 (File No. 001-08308)).

10(t)
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

November 13, 2017		LUBY’S, INC.
Date		(Registrant)

	By:	/s/ CHRISTOPHER J. PAPPAS
Christopher J. Pappas
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature and Title	Date

/S/ GASPER MIR, III	November 13, 2017
Gasper Mir, III, Director and Chairman of the Board

/S/ CHRISTOPHER J. PAPPAS	November 13, 2017
Christopher J. Pappas, Director, President and Chief Executive Officer (Principal Executive Officer)

/S/ PETER TROPOLI	November 13, 2017
Peter Tropoli, Director and Chief Operating Officer

/S/ K. SCOTT GRAY	November 13, 2017
K. Scott Gray, Senior Vice President and Chief Financial Officer, and Principal Accounting Officer (Principal Financial and Accounting Officer)

/S/ HARRIS J. PAPPAS	November 13, 2017
Harris J. Pappas, Director

/S/ GERALD W. BODZY	November 13, 2017
Gerald W. Bodzy, Director

/S/ JUDITH B. CRAVEN	November 13, 2017
Judith B. Craven, Director

/S/ ARTHUR R. EMERSON	November 13, 2017
Arthur R. Emerson, Director

/S/ JILL GRIFFIN	November 13, 2017
Jill Griffin, Director

/S/ FRANK MARKANTONIS	November 13, 2017
Frank Markantonis, Director

/S/ JOE C. MCKINNEY	November 13, 2017
Joe C. McKinney, Director