Form 10-Q
period 2017-12-20
LUBYS INC
filed 2018-01-29
CIK 16099

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
__________________________
FORM 10-Q
__________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 20, 2017
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

As of January 23, 2018, there were 29,343,840 shares of the registrant’s common stock outstanding.

Luby’s, Inc.
Form 10-Q
Quarter ended December 20, 2017

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

Part I—FINANCIAL INFORMATION

Item 1. Financial Statements

Luby’s, Inc.
Consolidated Balance Sheets
(In thousands, except share data)

	December 20, 2017	August 30, 2017
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$812	$1,096
Trade accounts and other receivables, net	8,954	8,011
Food and supply inventories	4,743	4,453
Prepaid expenses	3,030	3,431
Total current assets	17,539	16,991
Property held for sale	3,231	3,372
Assets related to discontinued operations	2,371	2,755
Property and equipment, net	171,426	172,814
Intangible assets, net	19,164	19,640
Goodwill	1,068	1,068
Deferred income taxes	7,348	7,254
Other assets	2,505	2,563
Total assets	$224,652	$226,457
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$15,866	$15,937
Liabilities related to discontinued operations	20	367
Current portion of credit facility debt	295	—
Accrued expenses and other liabilities	31,070	28,076
Total current liabilities	47,251	44,380
Credit facility debt, less current portion	30,525	30,698
Liabilities related to discontinued operations	16	16
Other liabilities	6,843	7,311
Total liabilities	84,635	82,405
Commitments and Contingencies
SHAREHOLDERS’ EQUITY
Common stock, $0.32 par value; 100,000,000 shares authorized; shares issued were 29,816,771 and 29,624,083, respectively; shares outstanding were 29,316,771 and 29,124,083, respectively	9,542	9,480
Paid-in capital	32,655	31,850
Retained earnings	102,595	107,497
Less cost of treasury stock, 500,000 shares	(4,775)	(4,775)
Total shareholders’ equity	140,017	144,052
Total liabilities and shareholders’ equity	$224,652	$226,457

The accompanying notes are an integral part of these Consolidated Financial Statements.

Luby’s, Inc.
Consolidated Statements of Operations (unaudited)
(In thousands, except per share data)

	Quarter Ended
	December 20, 2017	December 21, 2016
	(16 weeks)	(16 weeks)
SALES:
Restaurant sales	$104,583	$108,082
Culinary contract services	7,519	4,297
Franchise revenue	1,887	1,871
Vending revenue	143	159
TOTAL SALES	114,132	114,409
COSTS AND EXPENSES:
Cost of food	29,754	30,850
Payroll and related costs	38,126	38,673
Other operating expenses	19,499	19,648
Occupancy costs	6,261	6,475
Opening costs	75	165
Cost of culinary contract services	6,332	3,811
Cost of franchise operations	488	580
Depreciation and amortization	5,353	6,550
Selling, general and administrative expenses	11,525	13,759
Provision for asset impairments and restaurant closings	845	287
Net loss on disposition of property and equipment	222	85
Total costs and expenses	118,480	120,883
LOSS FROM OPERATIONS	(4,348)	(6,474)
Interest income	6	1
Interest expense	(649)	(602)
Other income, net	115	103
Loss before income taxes and discontinued operations	(4,876)	(6,972)
Benefit for income taxes	(9)	(1,458)
Loss from continuing operations	(4,867)	(5,514)
Loss from discontinued operations, net of income taxes	(35)	(72)
NET LOSS	$(4,902)	$(5,586)
Loss per share from continuing operations:
Basic	$(0.17)	$(0.19)
Assuming dilution	$(0.17)	$(0.19)
Loss per share from discontinued operations:
Basic	$(0.00)	$(0.00)
Assuming dilution	$(0.00)	$(0.00)
Net loss per share:
Basic	$(0.17)	$(0.19)
Assuming dilution	$(0.17)	$(0.19)
Weighted average shares outstanding:
Basic	29,691	29,339
Assuming dilution	29,691	29,339

 The accompanying notes are an integral part of these Consolidated Financial Statements.

Luby’s, Inc.
Consolidated Statement of Shareholders’ Equity (unaudited)
(In thousands)

	Common Stock						Total
	Issued		Treasury		Paid-In	Retained	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Earnings	Equity
Balance at August 30, 2017	29,624	$9,480	(500)	$(4,775)	$31,850	$107,497	$144,052
Net loss	—	—	—	—	—	(4,902)	(4,902)
Share-based compensation expense	30	10	—	—	857	—	867
Common stock issued under employee benefit plans	163	52	—	—	(52)	—	—
Balance at December 20, 2017	29,817	$9,542	(500)	$(4,775)	$32,655	$102,595	$140,017

The accompanying notes are an integral part of these Consolidated Financial Statements.

Luby’s, Inc.
Consolidated Statements of Cash Flows (unaudited)
(In thousands)

	Quarter Ended
	December 20, 2017	December 21, 2016
	(16 weeks)	(16 weeks)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(4,902)	$(5,586)
Adjustments to reconcile net loss to net cash provided by operating activities:
Provision for asset impairments and net (gains) on property sales	1,067	372
Depreciation and amortization	5,353	6,550
Amortization of debt issuance cost	40	67
Share-based compensation expense	867	433
Deferred tax provision (benefit)	16	(1,466)
Cash provided by operating activities before changes in operating assets and liabilities	2,441	370
Changes in operating assets and liabilities:
Decrease (Increase) in trade accounts and other receivables	(1,287)	254
Decrease in insurance receivables	344	—
Increase in food and supply inventories	(290)	(440)
Decrease (Increase) in prepaid expenses and other assets	441	(59)
Insurance proceeds	276	—
Increase in accounts payable, accrued expenses and other liabilities	1,557	3,116
Net cash provided by operating activities	3,482	3,241
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from disposal of assets and property held for sale	185	38
Insurance proceeds	344	—
Purchases of property and equipment	(4,325)	(4,980)
Net cash used in investing activities	(3,796)	(4,942)
CASH FLOWS FROM FINANCING ACTIVITIES:
Revolver borrowings	22,900	45,700
Revolver repayments	(22,800)	(78,300)
Proceeds from term loan	—	35,000
Debt issuance costs	—	(625)
Taxes paid for shares withheld	(70)	—
Net cash provided by financing activities	30	1,775
Net (decrease) increase in cash and cash equivalents	(284)	74
Cash and cash equivalents at beginning of period	1,096	1,339
Cash and cash equivalents at end of period	$812	$1,413
Cash paid for:
Income taxes	$—	$—
Interest	515	478

The accompanying notes are an integral part of these Consolidated Financial Statements.

Luby’s, Inc.
Notes to Consolidated Financial Statements (unaudited)

Note 1. Basis of Presentation

The accompanying unaudited Consolidated Financial Statements of Luby’s, Inc. (the “Company” or “Luby’s”) have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements that are prepared for the Company’s Annual Report on Form 10-K. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the quarter ended December 20, 2017 are not necessarily indicative of the results that may be expected for the fiscal year ending August 29, 2018.

The Consolidated Balance Sheet dated August 30, 2017, included in this Quarterly Report on Form 10-Q (this “Form 10-Q”), has been derived from the audited Consolidated Financial Statements as of that date. However, this Form 10-Q does not include all of the information and footnotes required by GAAP for audited, year-end financial statements. Therefore, these financial statements should be read in conjunction with the audited Consolidated Financial Statements and footnotes included in the Company’s Annual Report on Form 10-K for the fiscal year ended August 30, 2017.

Recently Adopted Accounting Pronouncements
In August 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No 2014-15. The amendments in ASU 2014-15 are intended to define management’s responsibility to evaluate whether there is substantial doubt about an organization’s ability to continue as a going concern and to provide related footnote disclosures. Under GAAP, financial statements are prepared under the presumption that the reporting organization will continue to operate as a going concern, except in limited circumstances. The going concern basis of accounting is critical to financial reporting because it establishes the fundamental basis for measuring and classifying assets and liabilities. Currently, GAAP lacks guidance about management’s responsibility to evaluate whether there is substantial doubt about the organization’s ability to continue as a going concern or to provide related footnote disclosures. This ASU provides guidance to an organization’s management, with principles and definitions that are intended to reduce diversity in the timing and content of disclosures that are commonly provided by organizations today in the financial statement footnotes. The pronouncement is effective for fiscal years and interim periods within those fiscal years, after December 31, 2016, which required us to adopt these provisions in the first quarter of fiscal 2018. We adopted this pronouncement effective August 31, 2017 and the adoption did not have impact to our consolidated financial statements or disclosures to our consolidated financial statements.

In July 2015, the FASB issued ASU 2015-11, Simplifying the Measurement of Inventory (Topic 330). This update requires inventory within the scope of the standard to be measured at the lower of cost and net realizable value. Net realizable value is defined as the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. This update is effective for annual and interim periods beginning after December 15, 2016, which required us to adopt these provisions in the first quarter of fiscal 2018. We adopted this pronouncement in the first quarter of fiscal 2018 and the adoption did not have impact to our consolidated financial statements or disclosures to our consolidated financial statements.
In November 2015, the FASB issued ASU 2015-17, Balance Sheet Classification of Deferred Taxes (Topic 740). This update requires that deferred tax liabilities and assets be classified as noncurrent in a classified balance sheet. This update is effective for annual and interim periods beginning after December 15, 2016, which required us to adopt these provisions in the first quarter of fiscal 2018. The interim period adoption of this guidance had an immaterial impact on our consolidated financial statements.
In March 2016, the FASB issued ASU 2016-09, Improvements to Employee Share-Based Payment Accounting (Topic 718). This update was issued as part of the FASB’s simplification initiative and affects all entities that issue share-based payment awards to their employees. The amendments in this update cover such areas as the recognition of excess tax benefits and deficiencies, the classification of those excess tax benefits on the statement of cash flows, an accounting policy election for forfeitures, the amount an employer can withhold to cover income taxes and still qualify for equity classification and the classification of those taxes paid on the statement of cash flows. This update is effective for annual and interim periods for fiscal years beginning after December 15, 2016, which required us to adopt these provisions in the first quarter of fiscal 2018. The impact on the Company’s consolidated financial statements from interim period adoption of ASU 2016-09 was immaterial. The Company maintains its accounting policy for forfeitures and continues to estimate the total number of awards for which the requisite service period will not be rendered for book expense purposes.

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

In March 2016, the FASB issued ASU No. 2016–04, “Liabilities – Extinguishment of Liabilities: Recognition of Breakage for Certain Prepaid Stored–Value Products,” which is intended to eliminate current and future diversity in practice related to derecognition of prepaid stored–value product liability in a way that aligns with the new revenue recognition guidance. The update is effective for fiscal years beginning after December 15, 2017; however, early application is permitted. We are evaluating the impact on the Company's consolidated financial statements and do not expect the adoption to have a material impact on our consolidated financial statements.
In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230). This update provides clarification regarding how certain cash receipts and cash payments are presented and classified in the statement of cash flows. This update addresses eight specific cash flow issues with the objective of reducing the existing diversity in practice. This update is effective for annual and interim periods beginning after December 15, 2017, which will require us to adopt these provisions in the first quarter of fiscal 2019 using a retrospective approach. Early adoption is permitted. We do not expect the adoption of this guidance to have a material impact on our consolidated financial statements.

Subsequent Events
On December 22, 2017, the Tax Cuts and Jobs Act (“H.R. 1”), the tax reform bill (“the Act”), was signed into law. The Act includes numerous changes to the Internal Revenue Code, including a permanent reduction in the statutory corporate income tax rate from 35% to 21%. Deferred tax assets and liabilities are measured using enacted statutory income tax rates expected to apply to taxable income in the years in which the deferred timing differences are expected to be recovered or settled. The Act’s statutory income rate reduction takes effect on January 1, 2018 and is anticipated to impact significantly the Company’s income tax provision for continuing operations and deferred tax balances in the Company's financial statements, including for fiscal year 2018 and the interim periods beginning in the second quarter of this fiscal year. As a result of the statutory corporate income tax rate reduction, the Company will remeasure all deferred tax assets and liabilities upon enactment of the Act, as of December 22, 2017. The estimated impact of deferred tax remeasurement will be recorded in the Company’s interim period financial statements for the second quarter in fiscal 2018. The Company is currently analyzing the impact of the Act, including not only deferred tax remeasurement, which is not yet complete. However, based on currently available information, the Company anticipates recording an additional income tax provision of approximately $3.1 million in the second quarter of fiscal 2018 regarding remeasurement of deferred tax balances. The Company's analysis of the Act’s impact is subject to further clarification and resulting change that cannot be estimated at this time. The actual impact concerning deferred tax remeasurement may vary from the estimated amount due to such analysis and change, including uncertainties in our preliminary analysis.

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

Note 3. Hurricane Harvey

Hurricane Harvey struck the Texas Gulf Coast on August 26, 2017. It meandered along the upper Texas coast for several days bringing unprecedented rain fall resulting in torrential flooding throughout the Greater Houston area. Over 55 Luby’s and Fuddruckers locations in the Texas Gulf Coast region were temporarily closed over varying lengths of time due to the storm. Restaurant sales were negatively impacted by approximately 200 operating days in the aggregate. Two Fuddruckers locations, in the Houston region, were closed on a more than temporary basis, due to extensive flooding which requires reconstruction and renovation. The Company estimates that it incurred over $2.0 million in lost sales from the store closures in fiscal 2017. The Company estimates that Loss before income taxes and discontinued operations was negatively impact by an estimated $1.5 million in fiscal 2017 due to the reduced sales and increased costs incurred as a result of the hurricane. During the quarter ended December 20, 2017, the Company incurred an additional $0.6 million in direct costs for repairs and other costs related to the hurricane. The Company has open insurance claims related to hurricane damages and losses. As of December 20, 2017, the Company has recovered $0.6 million in insurance proceeds, of which $0.3 million was recognized as a reduction to Other operating expenses as reimbursement of certain direct expenses incurred due to the storm, as an advance against total claims for estimated damages and losses related to the hurricane.

Note 4. Reportable Segments

The Company has three reportable segments: Company-owned restaurants, Culinary Contract Services (“CCS”), and Franchise Operations.

Company-owned restaurants

Company-owned restaurants consists of several brands which are aggregated into one reportable segment because the nature of the products and services, the production processes, the customers, the methods used to distribute the products and services, the nature of the regulatory environment, and store level profit margin are similar. The chief operating decision maker analyzes Company-owned restaurants at store level profit which is revenue less cost of food, payroll and related costs, other operating expenses, and occupancy costs. The primary brands are Luby’s Cafeterias, Fuddruckers - World’s Greatest Hamburgers® and Cheeseburger in Paradise. All company-owned restaurants are casual dining restaurants. Each restaurant is an operating segment because operating results and cash flow can be determined for each restaurant.

The total number of Company-owned restaurants was 163 at December 20, 2017 and 167 at August 30, 2017.

Culinary Contract Services

CCS, branded as Luby’s Culinary Contract Services, consists of a business line servicing healthcare, sport stadiums, corporate dining clients, and sales through retail grocery stores. The healthcare accounts are full service and typically include in-room delivery, catering, vending, coffee service, and retail dining. CCS has contracts with long-term acute care hospitals, acute care medical centers, ambulatory surgical centers, behavioral hospitals, a sports stadium, and business and industry clients. CCS has the unique ability to deliver quality services that include facility design and procurement as well as nutrition and branded food services to our clients. The cost of Culinary Contract Services on the Consolidated Statements of Operations include all food, payroll and related costs, other operating expenses, and other direct general and administrative expenses related to CCS sales.

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

The total number of CCS locations was 22 at December 20, 2017 and 25 at August 30, 2017.

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

The number of franchised restaurants was 111 at December 20, 2017 and 113 at August 30, 2017.

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

	Quarter Ended
	December 20, 2017	December 21, 2016
	(16 weeks)	(16 weeks)
	(In thousands)
Sales:
Company-owned restaurants (1)	$104,726	$108,241
Culinary contract services	7,519	4,297
Franchise operations	1,887	1,871
Total	$114,132	$114,409
Segment level profit:
Company-owned restaurants	$11,086	$12,595
Culinary contract services	1,187	486
Franchise operations	1,399	1,291
Total	$13,672	$14,372
Depreciation and amortization:
Company-owned restaurants	$4,451	$5,454
Culinary contract services	19	22
Franchise operations	237	237
Corporate	646	837
Total	$5,353	$6,550
Capital expenditures:
Company-owned restaurants	$3,424	$4,550
Culinary contract services	107	—
Franchise operations	—	—
Corporate	794	430
Total	$4,325	$4,980

Loss before income taxes and discontinued operations:
Segment level profit	$13,672	$14,372
Opening costs	(75)	(165)
Depreciation and amortization	(5,353)	(6,550)
Selling, general and administrative expenses	(11,525)	(13,759)
Provision for asset impairments and restaurant closings	(845)	(287)
Net loss on disposition of property and equipment	(222)	(85)
Interest income	6	1
Interest expense	(649)	(602)
Other income, net	115	103
Loss before income taxes and discontinued operations	$(4,876)	$(6,972)

	December 20, 2017	August 30, 2017
Total assets:
Company-owned restaurants(2)	$185,946	$189,990
Culinary contract services	5,700	3,342
Franchise operations(3)	11,606	11,325
Corporate	21,400	21,800
Total	$224,652	$226,457

(1)	Includes vending revenue of $143 thousand and $159 thousand for the quarters ended December 20, 2017 and December 21, 2016, respectively.

(2)	Company-owned restaurants segment includes $8.9 million of Fuddruckers trade name, Cheeseburger in Paradise liquor licenses, and Jimmy Buffett intangibles.

(3)	Franchise operations segment includes approximately $10.4 million in royalty intangibles.

Note 5. Derivative Financial Instruments

The Company enters into derivative instruments, from time to time, to manage its exposure to changes in interest rates on a percentage of its long-term variable rate debt. On December 14, 2016, the Company entered into an interest rate swap, pay fixed - receive floating, with a constant notional amount of $17.5 million. The fixed swap rate we pay is 1.965%, plus an applicable margin. The variable rate we receive is one-month LIBOR, plus an applicable margin. The term of the interest rate swap is 5 years. The Company does not apply hedge accounting treatment to this derivative, therefore, changes in fair value of the instrument are recognized in Other income (expense), net. The changes in the interest rate swap fair value resulted in a credit to expense of approximately $173 thousand during the quarter ended December 20, 2017 and an expense of approximately $91 thousand in the quarter ended December 21, 2016.

The Company does not hold or use derivative instruments for trading purposes.

Note 6. Fair Value Measurements

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

 Recurring fair value measurements related to liabilities are presented below:

		Fair Value Measurement Using
	December 20, 2017	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Valuation Method
Recurring Fair Value - Liabilities		(In thousands)
Continuing Operations:
TSR Performance Based Incentive Plan(1)	$452	$—	$452	$—	Monte Carlo Simulation
Derivative - Interest Rate Swap(2)	93	—	93	—	Discounted Cash Flow
Total liabilities at Fair Value	$545	$—	$545	$—
(1) The fair value of the Company's 2016 and 2017 Performance Based Incentive Plan liabilities were approximately $369 thousand and $83 thousand, respectively, and is recorded in Other liabilities on the Company's Consolidated Balance Sheet. See Note 12 to the Company's consolidated financial statements in this Form 10-Q for further discussion of Performance Based Incentive Plan.
(2) The fair value of the interest rate swap is recorded in Other liabilities on the Company's Consolidated Balance Sheet.

		Fair Value Measurement Using
	December 21, 2016	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Valuation Method
Recurring Fair Value - Liabilities		(In thousands)
Continuing Operations:
TSR Performance Based Incentive Plan(1)	$1,129	$—	$1,129	$—	Monte Carlo Simulation
Derivative - Interest Rate Swap(2)	$91	$—	$91	$—	Discounted Cash Flow
Total liabilities at Fair Value	$1,220	$—	$1,220	$—
(1) The fair value of the Company's 2015, 2016 and 2017 Performance Based Incentive Plan liabilities were approximately $491 thousand, $526 thousand, and $112 thousand, respectively, and is recorded in Other liabilities on the Company's Consolidated Balance Sheet.
(2) The fair value of the interest rate swap is recorded in Other liabilities on the Company's Consolidated Balance Sheet.

Non-recurring fair value measurements related to impaired property held for sale and property and equipment consisted of the following:

		Fair Value Measurement Using
	December 20, 2017	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Impairments(3)
Nonrecurring Fair Value Measurements		(In thousands)
Continuing Operations
Property held for sale(1)	$1,626	$—	$—	$1,626	$(153)
Property and equipment related to company-owned restaurants(2)	236	—	—	236	(547)
Total Nonrecurring Fair Value Measurements	$1,862	$—	$—	$1,862	$(700)
(1) In accordance with Subtopic 360-10, long-lived assets held for sale with a carrying value of approximately $1.8 million were written down to their fair value, less costs to sell, of approximately $1.6 million, resulting in an impairment charge of approximately $0.2 million.
(2) In accordance with Subtopic 360-10, long-lived assets held and used with a carrying amount of approximately $0.8 million were written down to their fair value of approximately $0.2 million, resulting in an impairment charge of approximately $0.6 million.
(3) Total impairments are included in Provision for asset impairments and restaurant closings in the Company's Consolidated Statement of Operations for the quarter ended December 20, 2017.

		Fair Value Measurement Using
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

Note 7. Income Taxes

No cash payments of estimated federal income taxes were made during the quarters ended December 20, 2017 and December 21, 2016, respectively.

Deferred tax assets and liabilities are recorded based on differences between the financial reporting basis and the tax basis of assets and liabilities using currently enacted rates and laws that will be in effect when the differences are expected to reverse. Deferred tax assets are recognized to the extent future taxable income is expected to be sufficient to utilize those assets prior to their expiration. If current available evidence and information raises doubt regarding the realization of the deferred tax assets, on a more likely than not basis, a valuation allowance is necessary. In evaluating our ability to realize our deferred tax assets, we considered available positive and negative evidence, including scheduled reversals of deferred tax liabilities, tax-planning strategies, and results of recent operations. As of December 20, 2017, management's valuation allowance for its deferred tax assets considered more likely than not to expire before being realized was approximately $18.4 million.

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

Note 8. Property and Equipment, Intangible Assets and Goodwill

The costs, net of impairment, and accumulated depreciation of property and equipment at December 20, 2017 and August 30, 2017, together with the related estimated useful lives used in computing depreciation and amortization, were as follows:

	December 20, 2017	August 30, 2017	Estimated Useful Lives (years)
	(In thousands)
Land	$60,414	$60,414		—
Restaurant equipment and furnishings	76,133	73,411	3	to	15
Buildings	153,379	153,041	20	to	33
Leasehold and leasehold improvements	26,090	26,953	Lesser of lease term or estimated useful life
Office furniture and equipment	3,797	3,684	3	to	10
Construction in progress	35	35		—
	319,848	317,538
Less accumulated depreciation and amortization	(148,422)	(144,724)
Property and equipment, net	$171,426	$172,814
Intangible assets, net	$19,164	$19,640	15	to	21

Intangible assets, net, consist of the Fuddruckers trade name and franchise agreements and are amortized. The Company believes the Fuddruckers brand name has an expected accounting life of 21 years from the date of acquisition, July 26, 2010, based on the expected use of its assets and the restaurant environment in which it is being used. The trade name represents a respected brand with customer loyalty and the Company intends to cultivate and protect the use of the trade name. The franchise agreements, after considering renewal periods, have an estimated accounting life of 21 years from the date of acquisition and will be amortized over this period of time.

Intangible assets, net, also includes the license agreement and trade name related to Cheeseburger in Paradise and the value of the acquired licenses and permits allowing the sales of beverages with alcohol. These assets have an expected useful life of 15 years from the date of acquisition, December 6, 2012.

The aggregate amortization expense related to intangible assets subject to amortization was approximately $0.4 million for the quarters ended December 20, 2017 and December 21, 2016, respectively. The aggregate amortization expense related to intangible assets subject to amortization is expected to be approximately $1.4 million in each of the next five successive fiscal years.

The following table presents intangible assets as of December 20, 2017 and August 30, 2017:

	December 20, 2017			August 30, 2017
	(In thousands)			(In thousands)
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible Assets Subject to Amortization:

Fuddruckers trade name and franchise agreements	$29,486	$(10,376)	$19,110	$29,486	$(9,943)	$19,543

Cheeseburger in Paradise trade name and license agreements	$421	$(367)	$54	$421	$(324)	$97

Intangible assets, net	$29,907	$(10,743)	$19,164	$29,907	$(10,267)	$19,640

In fiscal 2010, the Company recorded an intangible asset for goodwill in the amount of approximately $0.2 million related to the acquisition of substantially all of the assets of Fuddruckers. The Company also recorded, in fiscal 2013, an intangible asset for goodwill in the amount of approximately $2.0 million related to the acquisition of Cheeseburger in Paradise. Goodwill is considered to have an indefinite useful life and is not amortized. Management performs its formal annual assessment as of the second quarter each fiscal year. The individual restaurant level is the level at which goodwill is assessed for impairment under ASC 350. In accordance with our understanding of ASC 350, we have allocated the goodwill value to each reporting unit in proportion to each location’s fair value at the date of acquisition. The result of these second quarter fiscal 2017 and 2016 assessments was impairment of goodwill of approximately $537 thousand and $38 thousand, respectively. The Company performs assessments on an interim basis if an event occurs or circumstances exist that indicate that it is more likely than not that a goodwill impairment exists. As of December 20, 2017, of the 23 Cheeseburger in Paradise locations that were acquired, seven locations remain operating as Cheeseburger in Paradise restaurants and of the restaurants closed for conversion to Fuddruckers, three locations remain operating as a Fuddruckers restaurant. Five locations were removed due to their lease term expiring, four locations were subleased to franchisees, and the remaining four were closed and held for future use.

Goodwill, net of accumulated impairments of approximately $1.1 million, was approximately $1.1 million as of December 20, 2017 and as of August 30, 2017, respectively, and relates to our Company-owned restaurants reportable segment.

Note 9. Impairment of Long-Lived Assets, Discontinued Operations, Property Held for Sale and Store Closings

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

The Company recognized the following impairment charges to income from operations:

	Quarter Ended
	December 20, 2017	December 21, 2016
	(16 weeks)	(16 weeks)
	(In thousands, except per share data)
Provision for asset impairments and restaurant closings	$845	$287
Net loss on disposition of property and equipment	222	85

	$1,067	$372
Effect on EPS:
Basic	$(0.04)	$(0.01)
Assuming dilution	$(0.04)	$(0.01)

The approximate $0.8 million impairment charge for the quarter ended December 20, 2017 is primarily related to assets at three property locations, two properties held for sale written down to their fair value and approximately $0.1 million in net lease termination costs at four property locations.

The approximate $0.3 million impairment charge for the quarter ended December 21, 2016 is related to three properties held for sale written down to their fair value.

The approximate $0.2 million net loss for the quarter ended December 20, 2017 is primarily related to asset retirements at two property location closures and other routine asset retirements.

The approximate $0.1 million net loss for the quarter ended December 21, 2016 is related to the sale of properties and equipment.

Discontinued Operations

On March 21, 2014, the Board of Directors of the Company (the "Board) approved a plan focused on improving cash flow from the acquired Cheeseburger in Paradise leasehold locations. This underperforming Cheeseburger in Paradise leasehold disposal plan called for certain Cheeseburger in Paradise restaurants closure or conversion to Fuddruckers restaurants. As of December 20, 2017, no locations remain classified as discontinued operations in this plan.

As a result of the first quarter fiscal 2010 adoption of the Company’s Cash Flow Improvement and Capital Redeployment Plan, the Company reclassified 24 Luby’s Cafeterias to discontinued operations. As of December 20, 2017, one location remains held for sale.

The following table sets forth the assets and liabilities for all discontinued operations:

	December 20, 2017	August 30, 2017
	(In thousands)
Prepaid expenses	$—	$—
Assets related to discontinued operations—current	$—	$—
Property and equipment	$1,872	$1,872
Deferred tax assets	499	883
Assets related to discontinued operations—non-current	$2,371	$2,755
Deferred income taxes	$—	$354
Accrued expenses and other liabilities	20	13
Liabilities related to discontinued operations—current	$20	$367
Other liabilities	$16	$16
Liabilities related to discontinued operations—non-current	$16	$16

As of December 20, 2017, under both closure plans, the Company had one property classified as discontinued operations. The asset carrying value of the owned property was approximately $1.9 million and is included in assets related to discontinued operations. The Company is actively marketing this property for sale and has one property with a ground lease previously impaired to zero.

The following table sets forth the sales and pretax losses reported from discontinued operations:

	Quarter Ended
	December 20, 2017	December 21, 2016
	(16 weeks)	(16 weeks)
	(In thousands, except discontinued locations)
Sales	$—	$—

Pretax loss	(2)	(7)
Income tax expense from discontinued operations	(33)	(65)
Loss from discontinued operations, net of income taxes	$(35)	$(72)
Discontinued locations closed during the period	—	—

The following table summarizes discontinued operations for the first quarters of fiscal 2018 and 2017:

	Quarter Ended
	December 20, 2017	December 21, 2016
	(16 weeks)	(16 weeks)
	(In thousands, except per share data)
Discontinued operating loss	$(2)	$(7)
Pretax loss	$(2)	$(7)
Income tax expense from discontinued operations	(33)	(65)
Loss from discontinued operations, net of income taxes	$(35)	$(72)
Effect on EPS from discontinued operations—basic	$(0.00)	$(0.00)

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

At December 20, 2017, the Company had four owned properties recorded at approximately $3.2 million in property held for sale.

At August 30, 2017, the Company had four owned properties recorded at approximately $3.4 million in property held for sale.

The Company is actively marketing the locations currently classified as property held for sale.

Abandoned Leased Facilities - Reserve for Store Closing

As of December 20, 2017, the Company classified six restaurant leased locations in Arkansas, Illinois, Indiana, Maryland, New York, and Virginia as abandoned. Although the Company remains obligated under the terms of the leases for the rent and other costs that may be associated with the leases, the Company decided to cease operations and has no foreseeable plans to occupy the spaces as a company restaurant in the future. During the quarter ended December 20, 2017, the Company recorded an increase to the liability for lease termination expense and charged to earnings, in Provision for asset impairments and restaurant closings of approximately $243 thousand. The liability is equal to the total amount of rent and other direct costs for the remaining period of time the properties will be unoccupied plus the present value of the amount by which the rent paid by the Company to the landlord exceeds any rent paid to the Company by a tenant under a sublease over the remaining period of the lease terms. Accrued lease termination expense was approximately $625 thousand and $540 thousand as of December 20, 2017 and August 30, 2017, respectively.

Note 10. Commitments and Contingencies

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

Construction Activity

From time to time, the Company enters into non-cancelable contracts for the construction of its new restaurants. This construction activity exposes the Company to the risks inherent in this industry, including but not limited to rising material prices, labor shortages, delays in getting required permits and inspections, adverse weather conditions, and injuries sustained by workers, and contract termination expenses. The Company had one non-cancelable contract with an approximate $331 thousand commitment as of December 20, 2017.

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

Note 11. Related Parties

Affiliate Services

Christopher J. Pappas, the Company’s Chief Executive Officer, and Harris J. Pappas, director and former Chief Operating Officer of the Company, own two restaurant entities (the “Pappas entities”) that from time to time may provide services to the Company and its subsidiaries, as detailed in the Amended and Restated Master Sales Agreement dated August 2, 2017 among the Company and the Pappas entities.

Under the terms of the Amended and Restated Master Sales Agreement, the Pappas entities may provide specialized (customized) equipment fabrication and basic equipment maintenance, including stainless steel stoves, shelving, rolling carts, and chef tables. There were no costs incurred under the Amended and Restated Master Sales Agreement for custom-fabricated and refurbished equipment in the quarters ended December 20, 2017 and December 21, 2016, respectively. Services provided under this agreement are subject to review and approval by the Finance and Audit Committee of the Board.

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

On November 22, 2006, the Company executed a new lease agreement with respect to this shopping center. Effective upon the Company’s relocation and occupancy into the new space in July 2008, the new lease agreement provides for a primary term of approximately 12 years with two subsequent five-year options and gives the landlord an option to buy out the tenant on or after the calendar year 2015 by paying the then unamortized cost of improvements to the tenant. The Company paid rent of $22.00 per square foot plus maintenance, taxes, and insurance during the remaining primary term of the lease. Thereafter, the lease provides for increases in rent at set intervals. The Company made payments of approximately $110 thousand and approximately $103 thousand in the quarters ended December 20, 2017 and December 21, 2016, respectively. The new lease agreement was approved by the Finance and Audit Committee.

In the third quarter of fiscal 2014, on March 12, 2014, the Company executed a new lease agreement for one of the Company's Houston Fuddruckers locations with Pappas Restaurants, Inc. The lease provides for a primary term of approximately six years with two subsequent five-year options. Pursuant to the lease agreement, the Company paid $27.56 per square foot plus maintenance, taxes, and insurance from March 12, 2014 until November 30, 2016. Currently, the lease agreement provides for increases in rent at set intervals. The Company made payments of approximately $44 thousand and $41 thousand in the quarters ended December 20, 2017 and December 21, 2016, respectively.

	Quarter Ended
	December 20, 2017	December 21, 2016
	(16 weeks)	(16 weeks)
	(In thousands, except percentages)
Affiliated costs incurred:
Other operating expenses, occupancy costs and opening costs, including property leases	154	144
Total	$154	$144
Relative total Company costs:
Selling, general and administrative expenses	$11,525	$13,759
Capital expenditures	4,325	4,980
Other operating expenses, occupancy costs and opening costs	25,835	26,288
Total	$41,685	$45,027
Affiliated costs incurred as a percentage of relative total Company costs	0.37%	0.32%

Board of Directors

Christopher J. Pappas is a member of the Advisory Board of Amegy Bank, a Division of ZB, N.A. (formerly, Amegy Bank, N.A.), which was a lender and syndication agent under the 2013 Credit Facility (as defined herein).

Key Management Personnel

The Company entered into a new employment agreement with Christopher Pappas on December 11, 2017. The new employment agreement contains a termination date of August 28, 2019. Mr. Pappas continues to devote his primary time and business efforts to the Company while maintaining his role at Pappas Restaurants, Inc.

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

Note 12. Share-Based Compensation

We have two active share based stock plans, the Luby's Incentive Stock Plan, as amended and restated effective December 5, 2015 (the "Employee Stock Plan") and the Nonemployee Director Stock Plan. Both plans authorize the granting of stock options, restricted stock, and other types of awards consistent with the purpose of the plans.

Of the 1.1 million shares approved for issuance under the Nonemployee Director Stock Plan, 1.2 million options, restricted stock units and restricted stock awards were granted, and 0.1 million options were canceled or expired and added back into the plan, since the plan’s inception. Approximately 0.1 million shares remain available for future issuance as of December 20, 2017. Compensation cost for share-based payment arrangements under the Nonemployee Director Stock Plan, recognized in selling, general and administrative expenses for the quarters ended December 20, 2017 and December 21, 2016 were approximately $152 thousand and $192 thousand, respectively.

Of the aggregate 4.1 million shares approved for issuance under the Employee Stock Plan (which amount includes shares authorized under the original plan and shares authorized pursuant to the amended and restated plan effective as of December 5, 2015), 6.9 million options and restricted stock units were granted, and 3.7 million options and restricted stock units were canceled or expired and added back into the plan, since the plan’s inception in 2005. Approximately 0.9 million shares remain available for future issuance as of December 20, 2017. Compensation cost for share-based payment arrangements under the Employee Stock Plan, recognized in selling, general and administrative expenses for the quarters ended December 20, 2017 and December 21, 2016 were approximately $289 thousand and $241 thousand, respectively.

The Company previously approved a Total Shareholder Return ("TSR") Performance Based Incentive Plan which provides for a right to receive an unspecified number of shares of common stock under the Employee Stock Plan based on the total shareholder return ranking compared to a selection of peer companies over a three-year cycle, for each plan year. The award value varies from 0% to 200% of a base amount, as a result of the Company’s TSR performance in comparison to its peers over the measurement period. The number of shares at the end of the three-year measurement period will be determined as the award value divided by the closing stock price on the last day of each fiscal year accordingly. Each three-year measurement period is designated a plan year name based on year one of the measurement period. Since the plans provide for an undeterminable number of awards, the plans are accounted for as liability based plans. The liability valuation estimate for each plan year has been determined based on a Monte Carlo simulation model. Based on this estimate, management accrues expense ratably over the three-year service periods. A valuation estimate of the future liability associated with each fiscal year's performance award plan is performed periodically with adjustments made to the outstanding liability at each reporting period to properly state the outstanding liability for all plan years in the aggregate as of the respective balance sheet date. As of December 20, 2017, the valuation estimate which represents the fair value of the performance awards liability for all plan years 2016 and 2017, resulted in an approximate $117 thousand increase in the aggregate liability. Non-cash compensation expense related to the Company's TSR Performance Based Incentive Plans was approximately $117 thousand and $336 thousand in the quarters ended December 20, 2017 and December 21, 2016, respectively, and are recorded in Selling, general and administrative expenses. The 2015 TSR Performance Based Incentive Plan vested for each active participant on August 30, 2017. The fair value of the 2015 plan's liability in the amount of $496 thousand was converted to equity and the number of shares awarded for the 2015 TSR Performance Based Incentive Plan was based on the Company's stock price at closing on the last day of fiscal 2017. The number of shares at the end of each plan's three-year periods will be determined as the award value divided by the Company's closing stock price on the last day of the plan's fiscal year.

Stock Options

Stock options granted under either the Employee Stock Plan or the Nonemployee Director Stock Plan have exercise prices equal to the market price of the Company’s common stock at the date of the grant.

Option awards under the Nonemployee Director Stock Plan generally vest 100% on the first anniversary of the grant date and expire ten years from the grant date. No options were granted under the Nonemployee Director Stock Plan in the quarter ended December 20, 2017. No options to purchase shares were outstanding under this plan as of December 20, 2017.

Options granted under the Employee Stock Plan generally vest 50% on the first anniversary date of the grant date, 25% on the second anniversary of the grant date and 25% on the third anniversary of the grant date, with all options expiring ten years from the grant date. All options granted in the quarter ended December 20, 2017 were granted under the Employee Stock Plan. Options to purchase 1,750,525 shares at option prices of $2.82 to $5.95 per share remain outstanding as of December 20, 2017.

A summary of the Company’s stock option activity for the quarter ended December 20, 2017 is presented in the following table:

	Shares Under Fixed Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
		(Per share)	(In years)	(In thousands)
Outstanding at August 30, 2017	1,345,916	$4.64	6.4	$—
Granted	449,410	2.82	—	—
Expired	(44,801)	7.89	—	—
Outstanding at December 20, 2017	1,750,525	$4.09	7.3	$—
Exercisable at December 20, 2017	1,018,289	$4.55	5.9	$—

The intrinsic value for stock options is defined as the difference between the current market value, or closing price on December 20, 2017, and the grant price on the measurement dates in the table above.

At December 20, 2017, there was approximately $0.6 million of total unrecognized compensation cost related to unvested options that are expected to be recognized over a weighted-average period of 2.0 years.

Restricted Stock Units

Grants of restricted stock units consist of the Company’s common stock and generally vest after three years. All restricted stock units are cliff-vested. Restricted stock units are valued at the closing market price of the Company’s common stock at the date of grant.

A summary of the Company’s restricted stock unit activity during the quarter ended December 20, 2017 is presented in the following table:

	Restricted Stock Units	Weighted Average Fair Value	Weighted- Average Remaining Contractual Term
		(Per share)	(In years)
Unvested at August 30, 2017	404,364	$4.54	1.8
Granted	170,868	2.81	—
Vested	(4,000)	5.15	—
Unvested at December 20, 2017	571,232	$4.02	2.1

At December 20, 2017, there was approximately $1.1 million of total unrecognized compensation cost related to unvested restricted stock units that is expected to be recognized over a weighted-average period of 2.1 years.

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

Note 13. Earnings Per Share

Basic net income per share is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding and unvested restricted stock for the reporting period. Diluted net income per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. For the calculation of diluted net income per share, the basic weighted average number of shares is increased by the dilutive effect of stock options determined using the treasury stock method. Stock options excluded from the computation of net income per share for the quarter ended December 20, 2017 include 1,750,525 shares with exercise prices exceeding market prices and no shares whose inclusion would also be anti-dilutive.

The components of basic and diluted net loss per share are as follows:

	Quarter Ended
	December 20, 2017	December 21, 2016
	(16 weeks)	(16 weeks)
	(In thousands, expect per share data)
Numerator:
Loss from continuing operations	$(4,867)	$(5,514)
Loss from discontinued operations, net of income taxes	(35)	(72)
NET LOSS	$(4,902)	$(5,586)
Denominator:
Denominator for basic earnings per share—weighted-average shares	29,691	29,339
Effect of potentially dilutive securities:
Employee and non-employee stock options	—	—
Denominator for earnings per share assuming dilution	29,691	29,339
Loss per share from continuing operations:
Basic	$(0.17)	$(0.19)
Assuming dilution	$(0.17)	$(0.19)
Loss per share from discontinued operations:
Basic	$(0.00)	$(0.00)
Assuming dilution	$(0.00)	$(0.00)
Net loss per share:
Basic	$(0.17)	$(0.19)
Assuming dilution	$(0.17)	$(0.19)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s discussion and analysis of financial condition and results of operations should be read in conjunction with the unaudited Consolidated Financial Statements and footnotes for the quarter ended December 20, 2017 included in Item 1 of Part I of this Quarterly Report on Form 10 (this “Form 10-Q”), and the audited Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended August 30, 2017.

The following presents an analysis of the results and financial condition of our continuing operations. Except where indicated otherwise, the results of discontinued operations are excluded from this discussion.

The following table sets forth selected operating data as a percentage of total sales (unless otherwise noted) for the periods indicated. All information is derived from the accompanying consolidated statements of income.

Percentages may not total due to rounding.

	Quarter Ended
	December 20, 2017	December 21, 2016
	(16 weeks)	(16 weeks)
Restaurant sales	91.6%	94.5%
Culinary contract services	6.6%	3.8%
Franchise revenue	1.7%	1.6%
Vending revenue	0.1%	0.1%
TOTAL SALES	100.0%	100.0%

STORE COSTS AND EXPENSES:
(As a percentage of restaurant sales)

Cost of food	28.5%	28.5%
Payroll and related costs	36.5%	35.8%
Other operating expenses	18.6%	18.2%
Occupancy costs	6.0%	6.0%
Vending revenue	(0.1)%	(0.1)%
Store level profit	10.6%	11.7%

COMPANY COSTS AND EXPENSES:
(As a percentage of total sales)

Opening costs	0.1%	0.1%
Depreciation and amortization	4.7%	5.7%
Selling, general and administrative expenses	10.1%	12.0%
Net loss on disposition of property and equipment	0.2%	0.1%

Culinary Contract Services Costs
(As a percentage of Culinary Contract Services sales)

Cost of culinary contract services	84.2%	88.7%
Culinary segment profit	15.8%	11.3%

Franchise Operations Costs
(As a percentage of Franchise revenue)

Cost of franchise operations	25.9%	31.0%
Franchise segment profit	74.1%	69.0%

(As a percentage of total sales)
LOSS FROM OPERATIONS	(3.8)%	(5.7)%
Interest income	0.0%	0.0%
Interest expense	(0.6)%	(0.5)%
Other income, net	0.1%	0.1%
Loss before income taxes and discontinued operations	(4.3)%	(6.1)%
Benefit for income taxes	0.0%	(1.3)%
Loss from continuing operations	(4.3)%	(4.8)%
Loss from discontinued operations, net of income taxes	(0.0)%	(0.1)%
NET LOSS	(4.3)%	(4.9)%

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

	Quarter Ended
	December 20, 2017	December 21, 2016
	(16 weeks)	(16 weeks)
	(In thousands)
Store level profit	$11,086	$12,595

Plus:
Sales from culinary contract services	7,519	4,297
Sales from franchise operations	1,887	1,871

Less:
Opening costs	75	165
Cost of culinary contract services	6,332	3,811
Cost of franchise operations	488	580
Depreciation and amortization	5,353	6,550
Selling, general and administrative expenses	11,525	13,759
Provision for asset impairments and restaurant closings	845	287
Net loss on disposition of property and equipment	222	85
Interest income	(6)	(1)
Interest expense	649	602
Other income, net	(115)	(103)
Benefit for income taxes	(9)	(1,458)
Loss from continuing operations	$(4,867)	$(5,514)

The following table shows our restaurant unit count as of August 30, 2017 and December 20, 2017.

Restaurant Counts:

	August 30, 2017	FY18 Q1 Openings	FY18 Q1 Closings	December 20, 2017
Luby’s Cafeterias	88	—	—	88
Fuddruckers Restaurants	71	—	(3)	68
Cheeseburger in Paradise	8	—	(1)	7
Total	167	—	(4)	163

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

As of December 20, 2017, we owned and operated 163 restaurants, of which 88 are traditional cafeterias, 68 are gourmet hamburger restaurants, and seven are casual dining restaurants and bars. These establishments are located in close proximity to retail centers, business developments and residential areas mostly throughout the United States. Included in the 163 restaurants that we own and operate are 12 restaurants located at six property locations where we operate a side-by-side Luby’s Cafeteria and Fuddruckers on the same property. We refer to these locations as “Combo locations.”

As of December 20, 2017, we operated 22 Culinary Contract Services locations. We operated 15 of these locations in the Houston, Texas area, two in San Antonio, Texas, two in the Texas Lower Rio Grande Valley, and one in Dallas, Texas. Outside of Texas we operated one location in Oklahoma and one location in North Carolina. Luby’s Culinary Contract Services currently provides food service management to healthcare and corporate dining facilities.

As of December 20, 2017, we had 47 franchisees operating 111 Fuddruckers restaurants. Our largest five franchise owners own five to twelve restaurants each. Sixteen franchise owners each own two to four restaurants. The 26 remaining franchise owners each own one restaurant.

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

Same-Store Sales

The restaurant business is highly competitive with respect to food quality, concept, location, price, and service, all of which may have an effect on same-store sales. Our same-store sales calculation measures the relative performance of a certain group of restaurants. A restaurant’s sales results are included in the same-store sales calculation in the quarter after a store has been open for six consecutive fiscal quarters. Stores that close on a permanent basis (or on a temporary basis for remodeling) are removed from the group in the quarter when operations cease at the restaurant, but remain in the same-store group for previously reported quarters. Although management believes this approach leads to more effective year-over-year comparisons, neither the time frame nor the exact practice may be similar to those used by other restaurant companies.

RESULTS OF OPERATIONS

Quarter Ended December 20, 2017 Compared to Quarter Ended December 21, 2016

Comparability between quarters is affected by the varying lengths of the quarters and quarters ending at different points in the calendar year when seasonal patterns for sales are different. Both the quarter ended December 20, 2017 and the quarter ended December 21, 2016 consisted of 16 weeks.

Sales

	Quarter Ended	Quarter Ended
($000s)	December 20, 2017	December 21, 2016	Increase/ (Decrease)
	(16 weeks)	(16 weeks)	(16 weeks vs 16 weeks)
Restaurant sales	$104,583	$108,082	$(3,499)	(3.2)%
Culinary contract services	7,519	4,297	3,222	75.0%
Franchise revenue	1,887	1,871	16	0.9%
Vending revenue	143	159	(16)	(10.1)%
TOTAL SALES	$114,132	$114,409	$(277)	(0.2)%

Total sales decreased approximately $0.3 million, or 0.2%, in the quarter ended December 20, 2017 compared to the quarter ended December 21, 2016, consisting primarily of an approximate $3.5 million decrease in restaurant sales partially offset by an approximate $3.2 million increase in Culinary Contract Services sales. The other component of total sales are franchise revenue and vending revenue, which increased $16 thousand and decreased $16 thousand, respectively, in the quarter ended December 20, 2017 compared to the quarter ended December 21, 2016.

The Company has three reportable segments: Company-owned restaurants, franchise operations, and culinary contract services.

Company-Owned Restaurants

Restaurant Sales

($000s)	Quarter Ended	Quarter Ended
Restaurant Brand	December 20,	December 21,	Increase/(Decrease)
	2017	2016	$ Amount	% Change
	(16 weeks)	(16 weeks)	(16 weeks vs 16 weeks)
Luby’s Cafeterias	$67,430	$68,339	$(909)	(1.3)%
Fuddruckers	26,914	28,748	(1,834)	(6.4)%
Combo locations	6,712	6,626	86	1.3%
Cheeseburger in Paradise	3,527	4,369	(842)	(19.3)%
Restaurant Sales	$104,583	$108,082	$(3,499)	(3.2)%

Restaurant sales decreased approximately $3.5 million in the quarter ended December 20, 2017, compared to the quarter ended December 21, 2016. Sales at stand-alone Luby's Cafeteria restaurants decreased approximately $0.9 million to approximately $67.4 million; sales from stand-alone Fuddruckers locations decreased approximately $1.8 million to approximately $26.9 million; sales at Combo locations increased approximately $0.1 million to approximately $6.7 million; and sales at Cheeseburger in Paradise restaurants decreased by approximately $0.8 million to approximately $3.5 million.

The approximate $0.9 million sales decrease in stand-alone Luby's Cafeteria restaurants was the result of the closure of four locations over the prior year partially offset by a 1.5% increase in same-store sales. The 1.5% Luby's Cafeteria same-store sales increase was the result of a 4.8% increase in average spend per guest partially offset by a 3.3% decrease in guest traffic.

The approximate $1.8 million sales decrease at stand-alone Fuddruckers restaurants was the result of seven permanent restaurant closings and two temporary closures for renovation over the prior year offset by a 0.6% increase in same-store sales. The 0.6% increase in same-store sales was the result of a 4.5% increase in average spend per guest, partially offset by a 3.9% decrease in guest traffic. All six Combo location stores are included in our same-store grouping and sales at this group of restaurants increased 1.3%. All seven stores that we operate as Cheeseburger in Paradise are included in our same-store grouping and sales at this group of restaurants decreased 10.5% in the quarter ended December 20, 2017 compared to the quarter ended December 21, 2016.

Cost of Food

	Quarter Ended	Quarter Ended
($000s)	December 20, 2017	December 21, 2016	Increase/ (Decrease)
	(16 weeks)	(16 weeks)	(16 weeks vs 16 weeks)
Cost of food	$29,754	$30,850	$(1,096)	(3.6)%
As a percentage of restaurant sales	28.5%	28.5%		0.0%

Cost of food decreased approximately $1.1 million, or 3.6%, in the quarter ended December 20, 2017 compared to the quarter ended December 21, 2016 with lower guest traffic levels and operations at twelve fewer locations. As a percentage of restaurant sales, cost of food was 28.5% in the quarter ended December 20, 2017 and in the quarter ended December 21, 2016 due to higher average menu pricing offset by higher average food commodity prices.

Payroll and Related Costs

	Quarter Ended	Quarter Ended
($000s)	December 20, 2017	December 21, 2016	Increase/ (Decrease)
	(16 weeks)	(16 weeks)	(16 weeks vs 16 weeks)
Payroll and related costs	$38,126	$38,673	$(547)	(1.4)%
As a percentage of restaurant sales	36.5%	35.8%		0.7%

Payroll and related costs decreased approximately $0.5 million in the quarter ended December 20, 2017 compared to the quarter ended December 21, 2016. The decrease reflects operating twelve fewer restaurants and lower associate hours scheduled and deployed on the decreased level of guest traffic, partially offset by comparison to the quarter ended December 21, 2016 which included an approximate $0.5 million reduction to workers' compensation expense. As a percentage of restaurant sales, payroll and related costs increased 0.7% to 36.5% in the quarter ended December 20, 2017 compared to 35.8% in the quarter ended December 21, 2016 due to higher workers' compensation expense, higher average wage rates, and greater overtime hour deployment. Payroll and related costs increased 0.2% to 36.5% in the quarter ended December 20, 2017 compared to 36.3% in the quarter ended December 20, 2017, excluding the reduction in workers' compensation expense of approximately $0.5 million, or 0.5% of restaurant sales.

Other Operating Expenses

	Quarter Ended	Quarter Ended
($000s)	December 20, 2017	December 21, 2016	Increase/ (Decrease)
	(16 weeks)	(16 weeks)	(16 weeks vs 16 weeks)
Other operating expenses	$19,499	$19,648	$(149)	(0.8)%
As a percentage of restaurant sales	18.6%	18.2%		0.4%

Other operating expenses primarily include restaurant-related expenses for utilities, repairs and maintenance, local store advertising, property and liability insurance losses above insurance deductibles, services and supplies. Other operating expenses decreased approximately $0.1 million, or 0.8%, in the quarter ended December 20, 2017 compared to the quarter ended December 21, 2016, due primarily to (1) an approximate $0.3 million decrease in repairs and maintenance; (2) an approximate $0.2 million decrease in utilities expense with the operation of fewer restaurants; (3) an approximate $0.1 million decrease in credit card processing fees with the operation of fewer restaurants; partially offset by (4) an approximate $0.3 million expense related to net uninsured losses; and (5) an approximate $0.2 million increase in fees to third party delivery services associated with higher sales through this channel. As a percentage of restaurant sales, other operating expenses increased 0.4%, to 18.6%, in the quarter ended December 20, 2017, compared to 18.2% in the the quarter ended December 21, 2016 due to an approximate $0.3 million expense related to losses above insurance deductibles and higher average restaurant supplies and services costs per store, partially offset by lower average repairs and maintenance expense per store.

Occupancy Costs

	Quarter Ended	Quarter Ended
($000s)	December 20, 2017	December 21, 2016	Increase/ (Decrease)
	(16 weeks)	(16 weeks)	(16 weeks vs 16 weeks)
Occupancy costs	$6,261	$6,475	$(214)	(3.3)%
As a percentage of restaurant sales	6.0%	6.0%		—%

Occupancy costs include property lease expense, property taxes, common area maintenance charges, and property insurance expense. Occupancy costs decreased approximately $0.2 million to approximately $6.3 million in the quarter ended December 20, 2017 compared to the quarter ended December 21, 2016. The decrease was primarily due to a decrease in rent and property taxes associated with fewer restaurants in the quarter ended December 20, 2017 compared to the quarter ended December 21, 2016. As a percentage of restaurant sales, other occupancy costs were 6.0% in the quarter ended December 20, 2017 and in the quarter ended December 21, 2016.

 Franchise Operations

We only offer franchises for the Fuddruckers brand. Franchises are sold in markets where expansion is deemed advantageous to the development of the Fuddruckers concept and system of restaurants. Franchise revenue includes (1) royalties paid to us as the franchisor for the Fuddruckers brand and (2) franchise fees paid to us when franchise units are opened for business or transferred to new owners and when franchise agreements are renewed. Cost of franchise operations includes the direct costs associated with supporting franchisees with opening new Fuddruckers franchised restaurants and the corporate overhead expenses associated with generating franchise revenue. These corporate expenses primarily include the salaries and benefits, travel and related expenses, and other expenses for employees whose primary job function involves supporting our franchise owners and the development of new franchise locations.

	Quarter Ended	Quarter Ended
($000s)	December 20, 2017	December 21, 2016	Increase/ (Decrease)
	(16 weeks)	(16 weeks)	(16 weeks vs 16 weeks)
Franchise revenue	$1,887	$1,871	$16	0.9%
Cost of franchise operations	488	580	(92)	(15.9)%
Franchise profit	$1,399	$1,291	$108	8.4%
Franchise profit as a percentage of franchise revenue	74.1%	69.0%		5.1%

Franchise revenue increased $16 thousand in the quarter ended December 20, 2017 compared to the quarter ended December 21, 2016. The $16 thousand increase in franchise revenue includes an approximate $10 thousand increase in franchise royalties and an approximate $6 thousand increase in non-royalty related fee income in the quarter ended December 20, 2017 compared to the quarter ended December 21, 2016. The increase in franchise royalties is due in part to the timing of franchise location openings and closings partially offset by same-store sales declines at franchise locations.

Cost of Franchise Operations

Cost of franchise operations includes the direct costs associated with supporting franchisees with opening new Fuddruckers franchised restaurants and the corporate overhead expenses associated with generating franchise revenue. These corporate expenses primarily include the salaries and benefits, travel and related expenses, and other expenses for employees whose primary job function involves supporting our franchise owners and the development of new franchise locations. Cost of franchise operations decreased $92 thousand in the quarter ended December 20, 2017 compared to the quarter ended December 21, 2016. Franchise segment profit, defined as Franchise revenue less Cost of franchise operations, increased approximately $0.1 million in the quarter ended December 20, 2017 compared to the quarter ended December 21, 2016 due primarily to the lower franchise operations costs as result of lower franchise support headcount and reduced travel costs. Franchisees opened three locations (one international location in Mexico, and two domestic locations, one in each of Florida and Pennsylvania) and closed five locations (one international location in Italy and four domestic locations, one in each of Tennessee, North Carolina, South Dakota, and North Dakota) in the quarter ended December 20, 2017.

Culinary Contract Services

Culinary Contract Services is a business line servicing healthcare, sport stadiums, corporate dining clients, and sales through retail grocery stores. The healthcare accounts are full service and typically include in-room delivery, catering, vending, coffee service, and retail dining. Culinary Contract Services has contracts with long-term acute care hospitals, acute care medical centers, ambulatory surgical centers, behavioral hospitals, a sports stadium, and business and industry clients. Culinary Contract Services has the unique ability to deliver quality services that include facility design and procurement as well as nutrition and branded food services to our clients. We operated 22 Culinary Contract Services locations at the end of the quarter ended December 20, 2017 and 23 at the end of the quarter ended December 21, 2016. We focus on clients who are able to enter into agreements in which all operating costs are reimbursed to us and we generally charge a fixed fee. These agreements typically present lower financial risk to the company.

	Quarter Ended	Quarter Ended
($000s)	December 20, 2017	December 21, 2016	Increase/ (Decrease)
	(16 weeks)	(16 weeks)	(16 weeks vs 16 weeks)
Culinary contract services sales	$7,519	$4,297	$3,222	75.0%
Cost of culinary contract services	6,332	3,811	2,521	66.2%
Culinary contract profit	$1,187	$486	$701	144.2%
Culinary contract services profit as a percentage of Culinary contract services sales	15.8%	11.3%		4.5%

Culinary contract services sales increased approximately $3.2 million, or 75.0%, in the quarter ended December 20, 2017 compared to the quarter ended December 21, 2016. The increase in Culinary contract services revenue was primarily the result of a change in the mix of our Culinary agreements with clients and the addition of retail sales of our Luby's Fried Fish and Luby's Macaroni and Cheese in the frozen section of retail grocery stores. New locations and retail sales combined contributed approximately $4.3 million in revenue which was partially offset by a $0.8 million decease in revenue from locations that ceased operations and an approximate $0.3 million decease in revenue at locations continually operated over the prior full year.

Cost of culinary contract services includes the food, payroll and related costs, other direct operating expenses, and corporate overhead expenses associated with generating Culinary Contract Services sales. Cost of Culinary Contract Services increased approximately $2.5 million, or 66.2%, in the quarter ended December 20, 2017 compared to the quarter ended December 21, 2016. Culinary Contract Services segment profit, defined as Culinary Contract Services sales less Cost of Culinary Contract Services, increased to 15.8% in the quarter ended December 20, 2017 from 11.3% in the the quarter ended December 21, 2016 due to the change in the mix of our Culinary agreements with clients, including newer higher sales volume and higher profit margin locations replacing lower profit margin locations.

 Company-wide Expenses

Opening Costs

Opening costs include labor, supplies, occupancy, and other costs necessary to support the restaurant through its opening period. Opening costs were approximately $0.1 million in the quarter ended December 20, 2017 compared to approximately $0.2 million in the quarter ended December 21, 2016. The approximate $0.1 million in opening costs for the quarter ended December 20, 2017 reflects the carrying costs for one location where we previously operated a Cheeseburger in Paradise restaurant and one location that we lease for a potential future Fuddruckers opening. The approximate $0.2 million in opening costs in the quarter ended December 21, 2016 included the carrying costs for two locations where we previously operated as Cheeseburger in Paradise restaurants.

Depreciation and Amortization Expense

	Quarter Ended	Quarter Ended
($000s)	December 20, 2017	December 21, 2016	Increase/ (Decrease)
	(16 weeks)	(16 weeks)	(16 weeks vs 16 weeks)
Depreciation and amortization	$5,353	$6,550	$(1,197)	(18.3)%
As a percentage of total sales	4.7%	5.7%		(1.0)%

Depreciation and amortization expense decreased by approximately $1.2 million, or 18.3%, in the quarter ended December 20, 2017 compared to the quarter ended December 21, 2016 due primarily to reduced capital investment, certain assets reaching the end of their depreciable lives, change in estimated useful lives of certain assets, and the removal of certain assets upon sale. As a percentage of total revenue, depreciation and amortization expense decreased to 4.7% in the quarter ended December 20, 2017, compared to 5.7% in the the quarter ended December 21, 2016.

Selling, General and Administrative Expenses

	Quarter Ended	Quarter Ended
($000s)	December 20, 2017	December 21, 2016	Increase/ (Decrease)
	(16 weeks)	(16 weeks)	(16 weeks vs 16 weeks)
General and administrative expenses	$10,093	$11,433	$(1,340)	(11.7)%
Marketing and advertising expenses	1,432	2,326	(894)	(38.4)%
Selling, general and administrative expenses	$11,525	$13,759	$(2,234)	(16.2)%
As a percentage of total sales	10.1%	12.0%		(1.9)%

Selling, general and administrative expenses include corporate salaries and benefits-related costs, including restaurant area leaders, share-based compensation, marketing and advertising expenses, professional fees, travel and recruiting expenses and other office expenses. Selling, general and administrative expenses decreased approximately $2.2 million, or 16.2%, in the quarter ended December 20, 2017 compared to the quarter ended December 21, 2016. The decrease in Selling, general and administrative expenses includes (1) an approximate $0.9 million decrease in marketing and advertising expense due to re-directing marketing investment away from more costly broad channels, such as television advertising, toward more focused and economical channels for our brands, such as digital media, as well as changes in the timing of marketing spend through the fiscal year; (2) an approximate $0.4 million reduction in corporate travel expense; (3) and approximate $0.6 million reduction in compensation, benefits, and general liability insurance expense; and a (4) a net $0.3 million reduction in other corporate overhead costs.

As a percentage of total revenue, Selling, general and administrative expenses decreased to 10.1% in the quarter ended December 20, 2017, compared to 12.0% in the the quarter ended December 21, 2016.

Provision for Asset Impairments and Restaurant Closings

The approximate $0.8 million provision for asset impairments and restaurant closings, net, for the quarter ended December 20, 2017, was the result of an impairment charge for five property locations (two of which are included in property held for sale) each written down to its fair value as well as net lease termination costs of approximately $0.1 million, in the aggregate, at four property locations. The approximate $0.3 million impairment charge for the quarter ended December 21, 2016 related to property held for sale written down to its fair value.

Net Loss (Gain) on Disposition of Property and Equipment

Loss on disposition of property and equipment was approximately $0.2 million in the quarter ended December 20, 2017 and primarily reflects normal asset retirement activity. The loss on disposition of property and equipment was approximately $85 thousand in the quarter ended December 21, 2016 and primarily reflects normal asset retirement activity.

Interest Income

Interest income was $6 thousand in the quarter ended December 20, 2017 and $1 thousand in the quarter ended December 21, 2016.

Interest Expense

Interest expense was approximately $0.6 million in the quarter ended December 20, 2017 and in the quarter ended December 21, 2016. The expense associated with higher average interest rates was offset by a lower average outstanding debt balance.

Other Income, Net

Other income, net, consisted primarily of the following components: net rental property income and expenses relating to property for which we are the landlord; prepaid sales tax discounts earned through our participation in state tax prepayment programs; oil and gas royalty income; and changes in the fair value of our interest rate swap agreement. Other income, net, was approximately $0.1 million in the quarter ended December 20, 2017 and in the quarter ended December 21, 2016. Increase in the fair value of our interest rate swap was offset by greater gift card related expense and lower net rental income.

Taxes

For the quarter ended December 20, 2017, the income taxes related to continuing operations resulted in a tax benefit of approximately $9 thousand compared to a tax benefit of approximately $1.5 million for the quarter ended December 21, 2016.

The effective tax rate (ETR) from continuing operations was a positive 0.2% and a positive 20.9% for the quarters ended December 20, 2017 and December 21, 2016, respectively. The ETR for the quarter ended December 20, 2017 differs from the federal statutory rate of 34% due to management's valuation allowance conclusions, anticipated federal jobs credits, state income taxes, and other discrete items.

Discontinued Operations

Discontinued operations resulted in a loss of $35 thousand in the quarter ended December 20, 2017 compared to a loss of $72 thousand in the quarter ended December 21, 2016. The loss from discontinued operations of approximately $35 thousand in the quarter ended December 20, 2017 was related to $2 thousand in carrying costs associated with assets related to discontinued operations. Loss from discontinued operations of $72 thousand in the quarter ended December 21, 2016 consisted of (1) $7 thousand in carrying costs associated with assets related to discontinued operations and (2) a tax provision of $65 thousand.

LIQUIDITY AND CAPITAL RESOURCES

Cash and Cash Equivalents

General. Our primary sources of short-term and long-term liquidity are cash flows from operations, our Revolver (as defined below), and our Term Loan (as defined below). During the quarter ended December 20, 2017, cash provided by operating activities of approximately $3.5 million and cash provided by financing activities of approximately $30 thousand was offset by cash used in investing activities of approximately $3.8 million. Cash and cash equivalents decreased $0.3 million in the quarter ended December 20, 2017 compared to an approximate $0.1 million increase in the quarter ended December 21, 2016. We plan to continue the level of capital and repair and maintenance expenditures necessary to keep our restaurants attractive and operating efficiently.

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

The following table summarizes our cash flows from operating, investing, and financing activities:

	Quarters Ended
	December 20, 2017	December 21, 2016
	(16 weeks)	(16 weeks)
	(In thousands)
Total cash provided by (used in):
Operating activities	$3,482	$3,241
Investing activities	(3,796)	(4,942)
Financing activities	30	1,775
Net (decrease) increase in cash and cash equivalents	$(284)	$74

Operating Activities. Cash provided by operating activities was approximately $3.5 million in the quarter ended December 20, 2017, an approximate $0.2 million increase from the quarter ended December 21, 2016. The approximate $0.2 million increase in cash provided by operating activities is due to an approximate $2.1 million increase in cash provided by operations before changes in operating assets and liabilities partially offset by an approximate $1.8 million decrease in cash provided by changes in operating assets and liabilities for the quarter ended December 20, 2017.

Cash provided by operating activities before changes in operating assets and liabilities was approximately $2.4 million in the quarter ended December 20, 2017, an approximate $2.1 million increase compared to the quarter ended December 21, 2016. The $2.1 million increase in cash provided by operating activities before changes in operating assets and liabilities was primarily due to increased store-level profit from our Company-owned restaurants.

Changes in operating assets and liabilities was an approximate $1.0 million source of cash in the quarter ended December 20, 2017 and an approximate $2.9 million source of cash in the quarter ended December 21, 2016. The approximate $1.8 million increase in the source of cash was due to differences in the change in asset and liability balances between the quarter ended December 20, 2017 and the quarter ended December 21, 2016. Increases in current asset accounts are a use of cash while decreases in current asset accounts are a source of cash. During the quarter ended December 20, 2017, the change in trade accounts and other receivables was an approximate $1.3 million use of cash which was an approximate $1.5 million decrease from the source of cash in the quarter ended December 21, 2016. The change in insurance receivables was an approximate $0.3 million source of cash which was an approximate $0.3 million increase from the quarter ended December 21, 2016. The change in food and supplies inventory during the quarter ended December 20, 2017 was an approximate $0.3 million use of cash which was an approximate $0.2 million decrease from the use of cash in the quarter ended December 21, 2016. The change in prepaid expenses and other assets was an approximate $0.4 million source of cash during the quarter ended December 20, 2017, which was an approximate $0.5 million increase from the use of cash in the quarter ended December 21, 2016.

Increase in current liability accounts are a source of cash, while decreases in current liability accounts are a use of cash. During the quarter ended December 20, 2017, changes in the balances of accounts payable, accrued expenses and other liabilities was an approximate $1.6 million source of cash, compared to a source of cash of approximately $3.1 million during the quarter ended December 21, 2016.

Investing Activities. We generally reinvest available cash flows from operations to develop new restaurants, maintain and enhance existing restaurants and support Culinary Contract Services. Cash used in investing activities was approximately $3.8 million in the quarter ended December 20, 2017 and approximately $4.9 million in the quarter ended December 21, 2016. Capital expenditures were approximately $4.3 million in the quarter ended December 20, 2017 and approximately $5.0 million in the quarter ended December 21, 2016. Proceeds from the disposal of assets were approximately $0.2 million in the quarter ended December 20, 2017 and approximately $38 thousand in the quarter ended December 21, 2016. Insurance proceeds received as a result of claims made from property damage caused by Hurricane Harvey were approximately $0.3 million in the quarter ended December 20, 2017.

Financing Activities. Cash provided by financing activities was approximately $30 thousand in the quarter ended December 20, 2017 compared to an approximate $1.8 million source of cash during the quarter ended December 21, 2016. Cash flows from financing activities was primarily the result of borrowings and repayments related to the 2016 Credit Facility; our Revolver and our Term Loan. During the quarter ended December 20, 2017, cash provided by Revolver borrowings was approximately $0.1 million, we had no required Term Loan payments, due to Term Loan prepayments made in fiscal 2017, and cash used for equity shares withheld to cover taxes was approximately $0.1 million. During the quarter ended December 21, 2016, borrowings on our Term Loan and Revolver exceeded repayments of the 2013 Credit Facility and Revolver by approximately $2.4 million and cash used for debt issuance costs was approximately $0.6 million.

Status of Long-Term Investments and Liquidity

At December 20, 2017, we did not hold any long-term investments.

Status of Trade Accounts and Other Receivables, Net

We monitor the aging of our receivables, including Fuddruckers franchising related receivables, and record provisions for uncollectable accounts, as appropriate. Credit terms of accounts receivable associated with our CCS business vary from 30 to 45 days based on contract terms.

Working Capital

Current assets increased approximately $0.5 million in the quarter ended December 20, 2017 compared to an increase of approximately $0.3 million in the quarter ended December 21, 2016. In the quarter ended December 20, 2017, trade accounts and other receivables, net increased approximately $1.2 million, food and supplies inventory increased approximately $0.3 million; partially offset by decreases in prepaid expenses of approximately $0.4 million and insurance receivables of approximately $0.3 million and cash and cash equivalents of approximately $0.3 million. In the quarter ended December 21, 2016, food and supplies inventory increased approximately $0.4 million, prepaid expenses increased approximately $0.1 million, and cash and cash equivalents increased approximately $0.1 million; partially offset by an approximate $0.3 million decrease in trade accounts and other receivables, net.

Current liabilities increased approximately $2.9 million in the quarter ended December 20, 2017 compared to an increase of approximately $5.4 million in the quarter ended December 21, 2016. In the quarter ended December 20, 2017, unredeemed gift cards increased approximately $1.7 million, accrued taxes other than income taxes increased approximately $1.0 million, current portion of credit facility debt increased approximately $0.3 million, salaries and incentives increased approximately $0.2 million, and accrued professional fees and accrued claims combined increased approximately $0.2 million; partially offset by decreases in deferred income taxes of approximately $0.3 million, accounts payable of approximately $0.1 million, and accrued operating expenses of approximately $0.1 million. In the quarter ended December 21, 2016, current portion of credit facility debt increased approximately $2.5 million, unredeemed gift cards increased approximately $1.5 million, salaries and incentives increased approximately $1.0 million, accrued taxes other than income taxes increased approximately $0.9 million and accrued professional fees increased approximately $0.5 million; partially offset by decreases in accounts payable of approximately $0.7 million, operating expenses of approximately $0.2 million and accrued claims and insurance of approximately $0.1 million.

Capital Expenditures

Capital expenditures consist of purchases of real estate for future restaurant sites, Culinary Contract Services investments, new unit construction, purchases of new and replacement restaurant furniture and equipment, and ongoing remodeling programs. Capital expenditures for the quarter ended December 20, 2017 were approximately $4.3 million and related to recurring maintenance of our existing units, existing restaurant remodels and rollout of new point of sale and network equipment, improvement of our culinary contract services business and the development of future restaurant sites. We expect to be able to fund all capital expenditures in fiscal 2018 using proceeds from the sale of assets, cash flows from operations and our 2016 Credit Agreement. We expect to spend less than $14.0 million on capital expenditures in fiscal 2018.

DEBT

The following table summarizes credit facility debt, less current portion at December 20, 2017 and August 30, 2017:

	December 20, 2017	August 30, 2017
	(In thousands)
2016 Credit Agreement - Revolver	4,500	4,400
2016 Credit Agreement - Term Loan	26,585	26,585
Total credit facility debt	31,085	30,985
Less unamortized debt issue costs	(265)	(287)
Total credit facility debt, less unamortized debt issuance costs	30,820	30,698
Current portion of credit facility debt	(295)	—
Total	$30,525	$30,698

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

The 2016 Credit Agreement also provides for the issuance of letters of credit in an aggregate amount equal to the lesser of $5.0 million and the Revolving Credit Commitment, which was $30.0 million as of December 20, 2017. The 2016 Credit Agreement is guaranteed by all of the Company’s present subsidiaries and will be guaranteed by our future subsidiaries.
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
The Term Loan amortizes 7.0% per year (35.0% in 5 years) which includes the quarterly payment of principal. As of December 20, 2017, we have prepaid the required principal payments through the second calendar quarter of 2018. On December 14, 2016, we entered into an interest rate swap with a notional amount of $17.5 million, representing 50% of the initial outstanding Term Loan.
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
As of December 20, 2017, we had $31.1 million in total outstanding loans and approximately $1.3 million committed under letters of credit, which we use as security for the payment of insurance obligations, and approximately $0.2 million in other indebtedness.
We were in compliance with the covenants contained in the 2016 Credit Agreement as of December 20, 2017. At any determination date, if certain leverage and fixed charge ratios exceed the maximum permitted under our 2016 Credit Agreement, we would be considered in default under the terms of the agreement. Due to negative results in the first quarter of fiscal 2018, continued under performance in the current fiscal year could cause our financial ratios to exceed the permitted limits under the terms of the 2016 Credit Agreement.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The Consolidated Financial Statements included in Item 1 of Part 1 of this Form 10-Q were prepared in conformity with GAAP. Preparation of the financial statements requires us to make judgments, estimates and assumptions that affect the amounts of assets and liabilities in the financial statements and revenues and expenses during the reporting periods. Due to the significant, subjective and complex judgments and estimates used when preparing our Consolidated Financial Statements, management regularly reviews these assumptions and estimates with the Finance and Audit Committee of our Board. Management believes the following are critical accounting policies used in the preparation of these financial statements. Actual results may differ from these estimates, including our estimates of future cash flows, which are subject to the current economic environment and changes in estimates. We had no changes in our critical accounting policies and estimates which were disclosed in our Annual Report on Form 10-K for the fiscal year ended August 30, 2017.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to interest rate risk due to changes in interest rates affecting our variable-rate debt, Term Loan and borrowings under our 2016 Revolver. As of December 20, 2017, the total amount of debt subject to interest rate fluctuations outstanding under our Revolver and Term Loan was $13.6 million. Assuming an average debt balance with interest rate exposure of $13.6 million, a 100 basis point increase in prevailing interest rates would increase our annual interest expense by $0.1 million. The interest rate on our remaining $17.5 million in outstanding debt is fixed plus an applicable margin based on our CTLAL at each determination date, beginning December 14, 2016, under the terms of our interest rate swap agreement. Under the terms of our 2016 Credit Agreement, we are required to manage interest rate risk, utilizing interest rate swaps, on at least 50% of our 2016 Credit Agreement variable rate debt (Term Loan). Prior to November 8, 2016, we did not utilize any interest rate swaps to manage interest rate risk on our variable rate 2013 Credit Facility debt.

We have exposure to various foreign currency exchange rate fluctuations for revenues generated by our operations outside of the United States, which can adversely impact our net income and cash flows. Sales to customers and royalties from franchisees outside the contiguous United States as a percentage of our total revenues was approximately 0.10% and 0.08% in the quarter ended December 20, 2017 and December 21, 2016.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act), as of December 20, 2017. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of December 20, 2017, our disclosure controls and procedures were effective in providing reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended December 20, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II—OTHER INFORMATION

Item 1. Legal Proceedings

There have been no material changes to our legal proceedings as disclosed in “Legal Proceedings” in Item 3 of Part I of our Annual Report on Form 10-K for the fiscal year ended August 30, 2017.

Item 1A. Risk Factors

There have been no material changes during the quarter ended December 20, 2017 to the Risk Factors discussed in Item1A of Part I of our Annual Report on Form 10-K for the fiscal year ended August 30, 2017.

Item 6. Exhibits

10.1
Employment Amendment dated December 11, 2017, between Luby’s, Inc. and Christopher J. Pappas (incorporated by reference to exhibit 10.1 to the Company’s form 8-K filed with the Securities and Exchange Commission on December 12, 2017).

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

LUBY’S, INC. (Registrant)

Date:	1/29/2018	By:	/s/ Christopher J. Pappas
Christopher J. Pappas
President and Chief Executive Officer
(Principal Executive Officer)

Date:	1/29/2018	By:	/s/ K. Scott Gray
K. Scott Gray
Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)