Form 10-Q
period 2018-03-14
LUBYS INC
filed 2018-04-23
CIK 16099

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
__________________________
FORM 10-Q
__________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 14, 2018
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

As of April 17, 2018, there were 29,475,193 shares of the registrant’s common stock outstanding.

Luby’s, Inc.
Form 10-Q
Quarter ended March 14, 2018

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

Part I—FINANCIAL INFORMATION

Item 1. Financial Statements

Luby’s, Inc.
Consolidated Balance Sheets
(In thousands, except share data)

	March 14, 2018	August 30, 2017
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$1,605	$1,096
Trade accounts and other receivables, net	9,409	8,011
Food and supply inventories	4,641	4,453
Prepaid expenses	2,900	3,431
Total current assets	18,555	16,991
Property held for sale	2,856	3,372
Assets related to discontinued operations	2,269	2,755
Property and equipment, net	169,539	172,814
Intangible assets, net	18,836	19,640
Goodwill	795	1,068
Deferred income taxes	4,018	7,254
Other assets	2,844	2,563
Total assets	$219,712	$226,457
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$16,756	$15,937
Liabilities related to discontinued operations	4	367
Current portion of credit facility debt	—	—
Accrued expenses and other liabilities	29,014	28,076
Total current liabilities	45,774	44,380
Credit facility debt, less current portion	37,921	30,698
Liabilities related to discontinued operations	16	16
Other liabilities	6,784	7,311
Total liabilities	90,495	82,405
Commitments and Contingencies
SHAREHOLDERS’ EQUITY
Common stock, $0.32 par value; 100,000,000 shares authorized; shares issued were 29,951,161 and 29,624,083, respectively; shares outstanding were 29,451,161 and 29,124,083, respectively	9,585	9,480
Paid-in capital	32,997	31,850
Retained earnings	91,410	107,497
Less cost of treasury stock, 500,000 shares	(4,775)	(4,775)
Total shareholders’ equity	129,217	144,052
Total liabilities and shareholders’ equity	$219,712	$226,457

The accompanying notes are an integral part of these Consolidated Financial Statements.

Luby’s, Inc.
Consolidated Statements of Operations (unaudited)
(In thousands, except per share data)

	Quarter Ended		Two Quarters Ended
	March 14, 2018	March 15, 2017	March 14, 2018	March 15, 2017
	(12 weeks)	(12 weeks)	(28 weeks)	(28 weeks)
SALES:
Restaurant sales	$74,352	$81,064	$178,934	$189,147
Culinary contract services	6,276	3,306	13,796	7,602
Franchise revenue	1,401	1,819	3,288	3,691
Vending revenue	151	125	294	284
TOTAL SALES	82,180	86,314	196,312	200,724
COSTS AND EXPENSES:
Cost of food	21,181	22,583	50,936	53,433
Payroll and related costs	28,512	29,295	66,640	67,968
Other operating expenses	14,360	13,763	33,858	33,411
Occupancy costs	4,707	5,322	10,968	11,797
Opening costs	331	132	406	298
Cost of culinary contract services	5,677	2,960	12,009	6,771
Cost of franchise operations	369	436	856	1,016
Depreciation and amortization	3,998	4,788	9,351	11,338
Selling, general and administrative expenses	9,188	9,008	20,712	22,767
Provision for asset impairments and restaurant closings	1,407	5,963	2,252	6,250
Net loss (gain) on disposition of property and equipment	(204)	329	18	414
Total costs and expenses	89,526	94,579	208,006	215,463
LOSS FROM OPERATIONS	(7,346)	(8,265)	(11,694)	(14,739)
Interest income	5	1	11	3
Interest expense	(545)	(727)	(1,194)	(1,330)
Other income (expense), net	194	(242)	309	(139)
Loss before income taxes and discontinued operations	(7,692)	(9,233)	(12,568)	(16,205)
Provision for income taxes	3,382	3,603	3,373	2,145
Loss from continuing operations	(11,074)	(12,836)	(15,941)	(18,350)
Loss from discontinued operations, net of income taxes	(111)	(343)	(146)	(415)
NET LOSS	$(11,185)	$(13,179)	$(16,087)	$(18,765)
Loss per share from continuing operations:
Basic	$(0.37)	$(0.44)	$(0.53)	$(0.62)
Assuming dilution	$(0.37)	$(0.44)	$(0.53)	$(0.62)
Loss per share from discontinued operations:
Basic	$(0.00)	$(0.01)	$(0.01)	$(0.02)
Assuming dilution	$(0.00)	$(0.01)	$(0.01)	$(0.02)
Net loss per share:
Basic	$(0.37)	$(0.45)	$(0.54)	$(0.64)
Assuming dilution	$(0.37)	$(0.45)	$(0.54)	$(0.64)
Weighted average shares outstanding:
Basic	29,950	29,522	29,802	29,418
Assuming dilution	29,950	29,522	29,802	29,418

 The accompanying notes are an integral part of these Consolidated Financial Statements.

Luby’s, Inc.
Consolidated Statement of Shareholders’ Equity (unaudited)
(In thousands)

	Common Stock						Total
	Issued		Treasury		Paid-In	Retained	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Earnings	Equity
Balance at August 30, 2017	29,624	$9,480	(500)	$(4,775)	$31,850	$107,497	$144,052
Net loss	—	—	—	—	—	(16,087)	(16,087)
Share-based compensation expense	57	18	—	—	1,234	—	1,252
Common stock issued under employee benefit plans	183	59	—	—	(59)	—	—
Common stock issued under nonemployee benefit plans	87	28	—	—	(28)	—	—
Balance at March 14, 2018	29,951	$9,585	(500)	$(4,775)	$32,997	$91,410	$129,217

The accompanying notes are an integral part of these Consolidated Financial Statements.

Luby’s, Inc.
Consolidated Statements of Cash Flows (unaudited)
(In thousands)

	Two Quarters Ended
	March 14, 2018	March 15, 2017
	(28 weeks)	(28 weeks)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(16,087)	$(18,765)
Adjustments to reconcile net loss to net cash provided by operating activities:
Provision for asset impairments and net (gains) on property sales	1,921	6,664
Depreciation and amortization	9,351	11,338
Amortization of debt issuance cost	70	283
Share-based compensation expense	1,252	870
Deferred tax provision	3,494	2,399
Cash provided by operating activities before changes in operating assets and liabilities	1	2,789
Changes in operating assets and liabilities:
Decrease (Increase) in trade accounts and other receivables	(1,804)	530
Decrease in insurance receivables	407	—
Decrease (Increase) in food and supply inventories	(188)	7
Decrease in prepaid expenses and other assets	218	210
Insurance proceeds	276	—
Increase (Decrease) in accounts payable, accrued expenses and other liabilities	(1,047)	3,067
Net cash provided by (used in) operating activities	(2,137)	6,603
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from disposal of assets and property held for sale	2,805	1,631
Insurance proceeds	756	—
Purchases of property and equipment	(8,030)	(7,962)
Net cash used in investing activities	(4,469)	(6,331)
CASH FLOWS FROM FINANCING ACTIVITIES:
Revolver borrowings	47,900	65,700
Revolver repayments	(39,300)	(99,700)
Proceeds from term loan	—	35,000
Term loan repayments	(1,415)	(613)
Debt issuance costs	—	(646)
Taxes paid for shares withheld	(70)	—
Net cash provided by (used in) financing activities	7,115	(259)
Net increase in cash and cash equivalents	509	13
Cash and cash equivalents at beginning of period	1,096	1,339
Cash and cash equivalents at end of period	$1,605	$1,352
Cash paid for:
Income taxes	$—	$—
Interest	1,065	679

The accompanying notes are an integral part of these Consolidated Financial Statements.

Luby’s, Inc.
Notes to Consolidated Financial Statements (unaudited)

Note 1. Basis of Presentation

The accompanying unaudited Consolidated Financial Statements of Luby’s, Inc. (the “Company” or “Luby’s”) have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements that are prepared for the Company’s Annual Report on Form 10-K. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the quarter ended March 14, 2018 are not necessarily indicative of the results that may be expected for the fiscal year ending August 29, 2018.

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

Recently Adopted Accounting Pronouncements
In August 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2014-15. The amendments in ASU 2014-15 are intended to define management’s responsibility to evaluate whether there is substantial doubt about an organization’s ability to continue as a going concern and to provide related footnote disclosures. Under GAAP, financial statements are prepared under the presumption that the reporting organization will continue to operate as a going concern, except in limited circumstances. The going concern basis of accounting is critical to financial reporting because it establishes the fundamental basis for measuring and classifying assets and liabilities. Currently, GAAP lacks guidance about management’s responsibility to evaluate whether there is substantial doubt about the organization’s ability to continue as a going concern or to provide related footnote disclosures. This ASU provides guidance to an organization’s management, with principles and definitions that are intended to reduce diversity in the timing and content of disclosures that are commonly provided by organizations today in the financial statement footnotes. The pronouncement is effective for fiscal years and interim periods within those fiscal years, after December 31, 2016, which required us to adopt these provisions in the first quarter of fiscal 2018. We adopted this pronouncement effective August 31, 2017 and the adoption did not have an impact on our consolidated financial statements or disclosures to our consolidated financial statements.

In July 2015, the FASB issued ASU 2015-11, Simplifying the Measurement of Inventory (Topic 330). This update requires inventory within the scope of the standard to be measured at the lower of cost and net realizable value. Net realizable value is defined as the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. This update is effective for annual and interim periods beginning after December 15, 2016, which required us to adopt these provisions in the first quarter of fiscal 2018. We adopted this pronouncement in the first quarter of fiscal 2018 and the adoption did not have an impact on our consolidated financial statements or disclosures to our consolidated financial statements.
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

New Accounting Pronouncements - "to be Adopted"

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). This update provides a comprehensive new revenue recognition model that requires a company to recognize revenue to depict the transfer of goods or services to a customer at an amount that reflects the consideration it expects to receive in exchange for those goods or services. The guidance also requires additional disclosure about the nature, amount, timing, and uncertainty of revenue and cash flows arising from customer contracts. This update is effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period, which will require us to adopt these provisions in the first quarter of fiscal 2019. Early application is not permitted. This update permits the use of either the retrospective or cumulative effect transition method. Further, in March 2016, the FASB issued ASU No. 2016–08, “Revenue from Contracts with Customers: Principal versus Agent Considerations (Reporting Revenue Gross versus Net),” which clarifies the guidance in ASU No. 2014–09 for evaluating when another party, along with the entity, is involved in providing a good or service to a customer. In April 2016, the FASB issued ASU No. 2016–10, “Revenue from Contracts with Customers: Identifying Performance Obligations and Licensing,” which clarifies the guidance in ASU No. 2014–09 regarding assessing whether promises to transfer goods or services are distinct, and whether an entity's promise to grant a license provides a customer with a right to use or right to access the entity's intellectual property. The Company plans to adopt the standard in the first quarter of fiscal 2019, which is the first fiscal quarter of the annual reporting period beginning after December 15, 2017. We have not yet decided on a method of transition upon adoption. The Company expects the pronouncement may impact gift card revenue recognition and the recognition of the initial franchise fee which is currently recognized upon the opening of a franchise restaurant. We are further evaluating the effect this guidance will have on our consolidated financial statements and related disclosures.

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
In February 2018, the FASB issued ASU 2018-02, Income Statement—Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. This update allows companies the option to reclassify to retained earnings the tax effects related to items in Accumulated other comprehensive income (loss) as a result of the Tax Cuts and Jobs Act that was enacted on December 22, 2017. This update is effective in fiscal years, including interim periods, beginning after December 15, 2018, and early adoption is permitted. This guidance should be applied either in the period of adoption or retrospectively to each period in which the effects of the change in the U.S. federal income tax rate in the Tax Cuts and Jobs Act is recognized. The Company is still completing its assessment of the impacts including the timing of adoption.

Subsequent Events
On April 20, 2018, we amended our 2016 Credit Agreement (as defined below) effective as of March 14, 2018. The amendment accelerates the maturity date of the credit agreement to May 1, 2019, approximately 14 months after the balance sheet date, March 14, 2018. As a result of the change to the maturity date, the Company will recognize approximately $0.3 million accelerated amortization of deferred financing fees in the third quarter of fiscal 2018.

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

Note 3. Hurricane Harvey

Hurricane Harvey struck the Texas Gulf Coast on August 26, 2017. It meandered along the upper Texas coast for several days bringing unprecedented rain fall resulting in torrential flooding throughout the Greater Houston area. Over 55 Luby’s and Fuddruckers locations in the Texas Gulf Coast region were temporarily closed over varying lengths of time due to the storm. Restaurant sales were negatively impacted by approximately 200 operating days in the aggregate. Two Fuddruckers locations, in the Houston region, were closed on a more than temporary basis, due to extensive flooding which require reconstruction and renovation. The Company estimates that it incurred over $2.0 million in lost sales from the store closures in fiscal 2017. The Company estimates that Loss before income taxes and discontinued operations was negatively impact by an estimated $1.5 million in fiscal 2017 due to the reduced sales and increased costs incurred as a result of the hurricane. During the two quarters ended March 14, 2018, the Company incurred an additional $0.7 million in direct costs for repairs and other costs related to the hurricane. The Company has open insurance claims related to hurricane damages and losses. As of March 14, 2018, the Company has recovered $1.0 million in insurance proceeds, which includes approximately $0.3 million recognized as a reduction to Other operating expenses as reimbursement of certain direct expenses incurred due to the storm and and an approximate $0.3 million recognized as a reduction to one property's assets retirement upon its closure and reported in Net loss (gain) on disposition of property and equipment, as an advance against total claims for estimated damages and losses related to the hurricane.

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

The total number of Company-owned restaurants was 160 at March 14, 2018 and 167 at August 30, 2017.

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

The total number of CCS locations was 24 at March 14, 2018 and 25 at August 30, 2017.

Franchise Operations

We only offer franchises for the Fuddruckers brand. Franchises are sold in markets where expansion is deemed advantageous to the development of the Fuddruckers concept and system of restaurants. Initial franchise agreements have a term of 20 years. Franchise agreements typically grant franchisees an exclusive territorial license to operate a single restaurant within a specified area.

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

The number of franchised restaurants was 110 at March 14, 2018 and 113 at August 30, 2017.

Licensee

In November 1997, a prior owner of the Fuddruckers – World’s Greatest Hamburgers® brand granted to a licensee the exclusive right to use the Fuddruckers proprietary marks, trade dress and system to develop Fuddruckers restaurants in a territory consisting of certain countries in Africa, the Middle East and parts of Asia. As of March 2018, this licensee operated 36 restaurants that are licensed to use the Fuddruckers Proprietary Marks in Saudi Arabia, Egypt, United Arab Emirates, Qatar, Jordan, Bahrain, and Kuwait. The Company does not receive revenue or royalties from these restaurants.

Segment Table

The table on the following page shows segment financial information. The table also lists total assets for each reportable segment. Corporate assets include cash and cash equivalents, property and equipment, assets related to discontinued operations, property held for sale, deferred tax assets, and prepaid expenses.

	Quarter Ended		Two Quarters Ended
	March 14, 2018	March 15, 2017	March 14, 2018	March 15, 2017
	(12 weeks)	(12 weeks)	(28 weeks)	(28 weeks)
	(In thousands)
Sales:
Company-owned restaurants (1)	$74,503	$81,189	$179,228	$189,431
Culinary contract services	6,276	3,306	13,796	7,602
Franchise operations	1,401	1,819	3,288	3,691
Total	$82,180	$86,314	$196,312	$200,724
Segment level profit:
Company-owned restaurants	$5,743	$10,226	$16,826	$22,822
Culinary contract services	599	346	1,787	831
Franchise operations	1,032	1,383	2,432	2,675
Total	$7,374	$11,955	$21,045	$26,328
Depreciation and amortization:
Company-owned restaurants	$3,319	$3,981	$7,772	$9,435
Culinary contract services	18	15	37	38
Franchise operations	178	178	414	414
Corporate	483	614	1,128	1,451
Total	$3,998	$4,788	$9,351	$11,338
Capital expenditures:
Company-owned restaurants	$2,993	$2,783	$6,417	$7,333
Culinary contract services	22	—	130	—
Franchise operations	—	—	—	—
Corporate	690	199	1,483	629
Total	$3,705	$2,982	$8,030	$7,962

Loss before income taxes and discontinued operations:
Segment level profit	$7,374	$11,955	$21,045	$26,328
Opening costs	(331)	(132)	(406)	(298)
Depreciation and amortization	(3,998)	(4,788)	(9,351)	(11,338)
Selling, general and administrative expenses	(9,188)	(9,008)	(20,712)	(22,767)
Provision for asset impairments and restaurant closings	(1,407)	(5,963)	(2,252)	(6,250)
Net (loss) gain on disposition of property and equipment	204	(329)	(18)	(414)
Interest income	5	1	11	3
Interest expense	(545)	(727)	(1,194)	(1,330)
Other income (expense), net	194	(242)	309	(139)
Loss before income taxes and discontinued operations	$(7,692)	$(9,233)	$(12,568)	$(16,205)

	March 14, 2018	August 30, 2017
Total assets:
Company-owned restaurants(2)	$183,344	$189,990
Culinary contract services	7,004	3,342
Franchise operations(3)	11,743	11,325
Corporate	17,621	21,800
Total	$219,712	$226,457

(1)
Includes vending revenue of $151 thousand and $125 thousand for the quarters ended March 14, 2018 and March 15, 2017, respectively, and $294 thousand and $284 thousand for the two quarters ended March 14, 2018 and March 15, 2017, respectively.

(2)	Company-owned restaurants segment includes $8.7 million of Fuddruckers trade name, Cheeseburger in Paradise liquor licenses, and Jimmy Buffett intangibles.

(3)	Franchise operations segment includes approximately $10.2 million in royalty intangibles.

Note 5. Derivative Financial Instruments

The Company enters into derivative instruments, from time to time, to manage its exposure to changes in interest rates on a percentage of its long-term variable rate debt. On December 14, 2016, the Company entered into an interest rate swap, pay fixed - receive floating, with a constant notional amount of $17.5 million. The fixed swap rate we pay is 1.965%, plus an applicable margin. The variable rate we receive is one-month LIBOR, plus an applicable margin. The term of the interest rate swap is 5 years. The Company does not apply hedge accounting treatment to this derivative, therefore, changes in fair value of the instrument are recognized in Other income (expense), net. The changes in the interest rate swap fair value resulted in a credit to expense of approximately $0.6 million during the two quarters ended March 14, 2018 and an expense of approximately $45 thousand in the two quarters ended March 15, 2017.

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

 Recurring fair value measurements related to assets are presented below:

		Fair Value Measurement Using
	March 14, 2018	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Valuation Method
Recurring Fair Value - Assets		(In thousands)
Continuing Operations:
Derivative - Interest Rate Swap(1)	361	—	361	—	Discounted Cash Flow
(1) The fair value of the interest rate swap is recorded in Other assets on the Company's Consolidated Balance Sheet.

Recurring fair value measurements related to liabilities are presented below:

		Fair Value Measurement Using
	March 14, 2018	Quoted Prices in Active Markets for Identical Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Valuation Method
Recurring Fair Value - Liabilities		(In thousands)
Continuing Operations:
TSR Performance Based Incentive Plan(1)	$357	$—	$357	$—	Monte Carlo Simulation
(1) The fair value of the Company's 2016 and 2017 Performance Based Incentive Plan liabilities were approximately $243 thousand and $114 thousand, respectively, and is recorded in Other liabilities on the Company's Consolidated Balance Sheet. See Note 13 to the Company's consolidated financial statements in this Form 10-Q for further discussion of Performance Based Incentive Plan.

		Fair Value Measurement Using
	March 15, 2017	Quoted Prices in Active Markets for Identical Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Valuation Method
Recurring Fair Value - Liabilities		(In thousands)
Continuing Operations:
TSR Performance Based Incentive Plan(1)	$1,381	$—	$1,381	$—	Monte Carlo Simulation
Derivative - Interest Rate Swap(2)	$45	$—	$45	$—	Discounted Cash Flow
Total liabilities at Fair Value	$1,426	$—	$1,426	$—
(1) The fair value of the Company's 2015, 2016 and 2017 Performance Based Incentive Plan liabilities were approximately $550 thousand, $634 thousand, and $197 thousand, respectively, and is recorded in Other liabilities on the Company's Consolidated Balance Sheet.
(2) The fair value of the interest rate swap is recorded in Other liabilities on the Company's Consolidated Balance Sheet.

Non-recurring fair value measurements related to impaired property held for sale, property and equipment, and goodwill consisted of the following:

		Fair Value Measurement Using
	March 14, 2018	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Impairments(4)
Nonrecurring Fair Value Measurements		(In thousands)
Continuing Operations
Property held for sale(1)	$2,331	$—	$—	$2,331	$(298)
Goodwill (2)	—	—	—	—	(273)
Property and equipment related to company-owned restaurants(3)	1,519	—	—	1,519	(1,116)
Total Nonrecurring Fair Value Measurements	$3,850	$—	$—	$3,850	$(1,687)
(1) In accordance with Subtopic 360-10, long-lived assets held for sale with a carrying value of approximately $2.6 million were written down to their fair value of approximately $2.3 million, less costs to sell, resulting in an impairment charge of approximately $0.3 million.
(2) In accordance with Subtopic 350-20, goodwill with a carrying value of approximately $273 thousand was written down to zero, resulting in an impairment charge of approximately $273 thousand.
(3) In accordance with Subtopic 360-10, long-lived assets held and used with a carrying amount of approximately $2.6 million were written down to their fair value of approximately $1.5 million, resulting in an impairment charge of approximately $1.1 million.
(4) Total impairments are included in Provision for asset impairments and restaurant closings in the Company's Consolidated Statement of Operations for the two quarters ended March 14, 2018.

		Fair Value Measurement Using
	March 15, 2017	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Impairments(4)
Nonrecurring Fair Value Measurements		(In thousands)
Continuing Operations
Property held for sale(1)	$3,213	$—	$—	$3,213	$(419)
Property and equipment related to company-owned restaurants (2)	$1,410	$—	$—	$1,410	$(5,226)
Goodwill (3)	$—	$—	$—	$—	$(537)
Total Nonrecurring Fair Value Measurements	$4,623	$—	$—	$4,623	$(6,182)
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
(3) In accordance with Subtopic 350-20, goodwill with a carrying value of approximately $537 thousand was written down to zero, resulting in an impairment charge of approximately $537 thousand.
(4) Total impairments are included in Provision for asset impairments and restaurant closings in the Company's Consolidated Statement of Operations in the two quarters ended March 15, 2017.

Note 7. Income Taxes

On December 22, 2017, President Trump signed into law U.S. tax reform legislation that is commonly referred to as the Tax Cuts and Jobs Act (the “Tax Act”). The enactment date occurred during the second quarter of fiscal 2018 and the impact on our income tax accounts of the Tax Act are accounted for in the period of enactment, in accordance with ASC 740. The Tax Act makes broad and complex changes to the U.S. tax code and most notably to the Company, the Tax Act lowered the federal statutory tax rate from 35 percent to 21 percent effective January 1, 2018. In accordance with the application of IRC Section 15, our federal statutory tax rate for fiscal 2018 is now 25 percent, representing a blended tax rate for the current fiscal year based on the number of days in the fiscal year before and after the effective date. For subsequent years, our federal statutory tax rate will be 21 percent. We were also required to remeasure our temporary differences using the new federal statutory tax rate in the period in which the Tax Act was enacted. The Company's deferred tax position is a net asset and as a result, the reduction in the federal statutory tax rate resulted in a one-time non-cash adjustment to our net deferred tax balance of approximately $3.2 million with a corresponding increase to the provision for income taxes in the second quarter of fiscal 2018.

The effects of the Tax Act on our income tax accounts were reflected in the fiscal year 2018 financial statements as determined or as reasonably estimated provisional amounts based on available information, subject to interpretation in accordance with the SEC's Staff Accounting Bulletin No. 118 ("SAB 118"). SAB 118 provides guidance on accounting for the effects of the Tax Act where such determinations are incomplete; however, the company was able to determine a provisional estimate of the effects of Tax Act on our income tax accounts.

No cash payments of estimated federal income taxes were made during the two quarters ended March 14, 2018 and March 15, 2017, respectively. Deferred tax assets and liabilities are recorded based on differences between the financial reporting basis and the tax basis of assets and liabilities using currently enacted rates and laws that will be in effect when the differences are expected to reverse.

Deferred tax assets are recognized to the extent future taxable income is expected to be sufficient to utilize those assets prior to their expiration. If current available evidence and information raises doubt regarding the realization of the deferred tax assets, on a more likely than not basis, a valuation allowance is necessary. In evaluating our ability to realize our deferred tax assets, we considered available positive and negative evidence, including scheduled reversals of deferred tax liabilities, tax-planning strategies, and results of recent operations. As of March 14, 2018, management determined that for the two quarters ended March 14, 2018 an increase in the valuation allowance was necessary. Management's valuation allowance for its deferred tax assets considered more likely than not to expire before being realized was approximately $18.3 million.

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

Note 8. Property and Equipment, Intangible Assets and Goodwill

The costs, net of impairment, and accumulated depreciation of property and equipment at March 14, 2018 and August 30, 2017, together with the related estimated useful lives used in computing depreciation and amortization, were as follows:

	March 14, 2018	August 30, 2017	Estimated Useful Lives (years)
	(In thousands)
Land	$59,717	$60,414		—
Restaurant equipment and furnishings	77,866	73,411	3	to	15
Buildings	152,474	153,041	20	to	33
Leasehold and leasehold improvements	26,588	26,953	Lesser of lease term or estimated useful life
Office furniture and equipment	3,807	3,684	3	to	10
Construction in progress	35	35		—
	320,487	317,538
Less accumulated depreciation and amortization	(150,948)	(144,724)
Property and equipment, net	$169,539	$172,814
Intangible assets, net	$18,836	$19,640	15	to	21

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

The aggregate amortization expense related to intangible assets subject to amortization was approximately $0.7 million for the two quarters ended March 14, 2018 and approximately $0.8 million for two quarters ended March 15, 2017, respectively. The aggregate amortization expense related to intangible assets subject to amortization is expected to be approximately $1.4 million in each of the next five successive fiscal years.

The following table presents intangible assets as of March 14, 2018 and August 30, 2017:

	March 14, 2018			August 30, 2017
	(In thousands)			(In thousands)
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible Assets Subject to Amortization:

Fuddruckers trade name and franchise agreements	$29,486	$(10,701)	$18,785	$29,486	$(9,943)	$19,543

Cheeseburger in Paradise trade name and license agreements	$357	$(306)	$51	$416	$(319)	$97

Intangible assets, net	$29,843	$(11,007)	$18,836	$29,902	$(10,262)	$19,640

In fiscal 2010, the Company recorded an intangible asset for goodwill in the amount of approximately $0.2 million related to the acquisition of substantially all of the assets of Fuddruckers. The Company also recorded, in fiscal 2013, an intangible asset for goodwill in the amount of approximately $2.0 million related to the acquisition of Cheeseburger in Paradise. Goodwill is considered to have an indefinite useful life and is not amortized. Management performs its formal annual assessment as of the second quarter each fiscal year. The individual restaurant level is the level at which goodwill is assessed for impairment under ASC 350. In accordance with our understanding of ASC 350, we have allocated the goodwill value to each reporting unit in proportion to each location’s fair value at the date of acquisition. The result of these second quarter fiscal 2018 and 2017 assessments was impairment of goodwill of approximately $273 thousand and $537 thousand, respectively. The Company performs assessments on an interim basis if an event occurs or circumstances exist that indicate that it is more likely than not that a goodwill impairment exists. As of March 14, 2018, of the 23 Cheeseburger in Paradise locations that were acquired, seven locations remain operating as Cheeseburger in Paradise restaurants and of the restaurants closed for conversion to Fuddruckers, three locations remain operating as a Fuddruckers restaurant. Five locations were removed due to their lease term expiring, four locations were subleased to franchisees, and the remaining four were closed and held for future use.

Goodwill, net of accumulated impairments of approximately $1.4 million, was approximately $0.8 million as of March 14, 2018 and net of accumulated impairments of approximately $1.1 million, was approximately $1.1 million as of August 30, 2017, respectively, and relates to our Company-owned restaurants reportable segment.

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

The Company recognized the following impairment charges to income from operations:

	Two Quarters Ended
	March 14, 2018	March 15, 2017
	(28 weeks)	(28 weeks)
	(In thousands, except per share data)
Provision for asset impairments and restaurant closings	$2,252	$6,250
Net loss on disposition of property and equipment	18	414

	$2,270	$6,664
Effect on EPS:
Basic	$(0.08)	$(0.23)
Assuming dilution	$(0.08)	$(0.23)

The approximate $2.3 million impairment charge for the two quarters ended March 14, 2018 is primarily related to assets at seven property locations, goodwill at two locations, three properties held for sale written down to their fair value, and approximately $0.6 million in net lease termination costs at five property locations.

The approximate $6.3 million impairment charge for the two quarters ended March 15, 2017 is primarily related to assets at 13 locations, goodwill at six locations, and four properties held for sale written down to their fair value.

The approximate $18 thousand net loss for the two quarters ended March 14, 2018 is primarily related to asset retirements at six property location closures partially offset by net gains on the sale of two property locations.

The approximate $0.4 million net loss for the two quarters ended March 15, 2017 is related to the sale of property and equipment.

Discontinued Operations

On March 21, 2014, the Board of Directors of the Company (the "Board) approved a plan focused on improving cash flow from the acquired Cheeseburger in Paradise leasehold locations. This underperforming Cheeseburger in Paradise leasehold disposal plan called for certain Cheeseburger in Paradise restaurants closure or conversion to Fuddruckers restaurants. As of March 14, 2018, no locations remain classified as discontinued operations in this plan.

As a result of the first quarter fiscal 2010 adoption of the Company’s Cash Flow Improvement and Capital Redeployment Plan, the Company reclassified 24 Luby’s Cafeterias to discontinued operations. As of March 14, 2018, one location remains held for sale.

The following table sets forth the assets and liabilities for all discontinued operations:

	March 14, 2018	August 30, 2017
	(In thousands)
Property and equipment	$1,872	$1,872
Deferred tax assets	397	883
Assets related to discontinued operations—non-current	$2,269	$2,755
Deferred income taxes	$—	$354
Accrued expenses and other liabilities	4	13
Liabilities related to discontinued operations—current	$4	$367
Other liabilities	$16	$16
Liabilities related to discontinued operations—non-current	$16	$16

As of March 14, 2018, under both closure plans, the Company had one property classified as discontinued operations. The asset carrying value of the owned property was approximately $1.9 million and is included in assets related to discontinued operations. The Company is actively marketing this property for sale. The asset carrying value at one other property with a ground lease, included in discontinued operations, was previously impaired to zero.

The following table sets forth the sales and pretax losses reported from discontinued operations:

	Two Quarters Ended
	March 14, 2018	March 15, 2017
	(28 weeks)	(28 weeks)
	(In thousands, except discontinued locations)
Sales	$—	$—

Pretax loss	(8)	(12)
Income tax expense from discontinued operations	(138)	(403)
Loss from discontinued operations, net of income taxes	$(146)	$(415)

The following table summarizes discontinued operations for the two quarters of fiscal 2018 and 2017:

	Two Quarters Ended
	March 14, 2018	March 15, 2017
	(28 weeks)	(28 weeks)
	(In thousands, except per share data)
Discontinued operating loss	$(8)	$(12)
Pretax loss	$(8)	$(12)
Income tax expense from discontinued operations	(138)	(403)
Loss from discontinued operations, net of income taxes	$(146)	$(415)
Effect on EPS from discontinued operations—basic	$(0.01)	$(0.02)

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

At March 14, 2018, the Company had four owned properties recorded at approximately $2.9 million in property held for sale.

At August 30, 2017, the Company had four owned properties recorded at approximately $3.4 million in property held for sale.

The Company is actively marketing the locations currently classified as property held for sale.

Abandoned Leased Facilities - Reserve for Store Closings

As of March 14, 2018, the Company classified seven restaurant leased locations in Arkansas, Illinois, Indiana, Maryland, New York, Oklahoma, and Virginia as abandoned. Although the Company remains obligated under the terms of the leases for the rent and other costs that may be associated with the leases, the Company decided to cease operations and has no foreseeable plans to occupy the spaces as a company restaurant in the future. During the two quarters ended March 14, 2018, the Company recorded an increase to the liability for lease termination expense and charged to earnings, in Provision for asset impairments and restaurant closings of approximately $0.7 million. The liability is equal to the total amount of rent and other direct costs for the remaining period of time the properties will be unoccupied plus the present value of the amount by which the rent paid by the Company to the landlord exceeds any rent paid to the Company by a tenant under a sublease over the remaining period of the lease terms. Accrued lease termination expense was approximately $1.0 million and $0.5 million as of March 14, 2018 and August 30, 2017, respectively.

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

Construction Activity

From time to time, the Company enters into non-cancelable contracts for the construction of its new restaurants. This construction activity exposes the Company to the risks inherent in this industry, including but not limited to rising material prices, labor shortages, delays in getting required permits and inspections, adverse weather conditions, and injuries sustained by workers, and contract termination expenses. The Company had one non-cancelable contract with an approximate $62 thousand commitment as of March 14, 2018.

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

Under the terms of the Amended and Restated Master Sales Agreement, the Pappas entities may provide specialized (customized) equipment fabrication and basic equipment maintenance, including stainless steel stoves, shelving, rolling carts, and chef tables. The Company incurred approximately $2 thousand and $4 thousand under the Amended and Restated Master Sales Agreement for custom-fabricated and refurbished equipment in the two quarters ended March 14, 2018 and March 15, 2017, respectively. Services provided under this agreement are subject to review and approval by the Finance and Audit Committee of the Board.

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

On November 22, 2006, the Company executed a new lease agreement with respect to this shopping center. Effective upon the Company’s relocation and occupancy into the new space in July 2008, the new lease agreement provides for a primary term of approximately 12 years with two subsequent five-year options and gives the landlord an option to buy out the tenant on or after the calendar year 2015 by paying the then unamortized cost of improvements to the tenant. The Company paid rent of $22.00 per square foot plus maintenance, taxes, and insurance during the remaining primary term of the lease. Thereafter, the lease provides for increases in rent at set intervals. The Company made payments of approximately $0.2 million and approximately $0.2 million in the two quarters ended March 14, 2018 and March 15, 2017, respectively. The new lease agreement was approved by the Finance and Audit Committee.

In the third quarter of fiscal 2014, on March 12, 2014, the Company executed a new lease agreement for one of the Company's Houston Fuddruckers locations with Pappas Restaurants, Inc. The lease provides for a primary term of approximately six years with two subsequent five-year options. Pursuant to the lease agreement, the Company paid $27.56 per square foot plus maintenance, taxes, and insurance from March 12, 2014 until November 30, 2016. Currently, the lease agreement provides for increases in rent at set intervals. The Company made payments of approximately $85 thousand and $81 thousand in the two quarters ended March 14, 2018 and March 15, 2017, respectively.

	Two Quarters Ended
	March 14, 2018	March 15, 2017
	(28 weeks)	(28 weeks)
	(In thousands, except percentages)
Affiliated costs incurred:
Capital expenditures	$2	$4
Other operating expenses, occupancy costs and opening costs, including property leases	305	288
Total	$307	$292
Relative total Company costs:
Selling, general and administrative expenses	$20,712	$22,767
Capital expenditures	8,030	7,962
Other operating expenses, occupancy costs and opening costs	45,232	45,506
Total	$73,974	$76,235
Affiliated costs incurred as a percentage of relative total Company costs	0.42%	0.38%

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

Paulette Gerukos, Vice President of Human Resources of the Company, is the sister-in-law of Harris J. Pappas, who is a director of the Company.

Note 12. Debt

The following table summarizes credit facility debt, less current portion at March 14, 2018 and August 30, 2017:

	March 14, 2018	August 30, 2017
	(In thousands)
2016 Credit Agreement - Revolver	$13,000	$4,400
2016 Credit Agreement - Term Loan	25,170	26,585
Total credit facility debt	38,170	30,985
Less unamortized debt issue costs	(249)	(287)
Total credit facility debt, less unamortized debt issuance costs	37,921	30,698
Current portion of credit facility debt	—	—
Total	$37,921	$30,698

Amendment to 2016 Credit Agreement
On April 20, 2018, the Company amended our 2016 Credit Agreement (as defined below) effective as of March 14, 2018. The amendment accelerates the maturity date of the credit agreement to May 1, 2019, approximately 14 months after the balance sheet date, March 14, 2018. The amendment included the following changes:

•	Aggregate commitments under the senior secured revolving credit facility (“Revolver”) will be reduced from $30.0 million to $27.0 million beginning August 29, 2018.

•	Changed the maturity date of the Revolver and Term Loan to May 1, 2019.

•	Reduced the letter of credit sub-limit from $5.0 million to $2.0 million.

•	Interest rate on LIBOR Rate Loans (LIBOR + Applicable Margin) changed to the following:

◦	LIBOR + 4.50% April 20, 2018 - June 30, 2018

◦	LIBOR + 4.75% July 1, 2018 - September 30, 2018

◦	LIBOR + 5.00% October 1, 2018 - December 31, 2018

◦	LIBOR + 5.25% January 1, 2019 - March 31, 2019

◦	LIBOR + 5.50% April 1, 2019 - Maturity Date

•	Interest rate margin on Base Rate Loans changed to the following:

◦	100 basis points less than the Applicable Margin for LIBOR Rate Loans

•
Maximum Consolidated Total Lease-Adjusted Leverage Ratio (“CTLAL”) is changed to 6.50 to 1.00 at March 14, 2017; 6.75 to 1 at June 6, 2018 and August 29, 2018; and 6.50 to 1 at each measurement period in fiscal 2019.

•
Minimum Consolidated EBITDA covenant required at $7.0 million (thirteen consecutive accounting periods) tested monthly, prior to the second fiscal quarter fiscal 2019 and $7.5 million for each fiscal quarter thereafter (consisting of thirteen consecutive accounting periods).

•	Minimum liquidity covenant requiring for at least $2.0 million in liquidity at all times.

•	Maximum annual maintenance capital expenditures not to exceed $9.6 million for the fiscal year ending August 29, 2018 and $8.5 million in fiscal 2019.

•
Within 30 days of the date of amendment, a senior security interest in and lien on any of the Company's real estate properties identified by the Administrative Agent and loan to value ratio of 0.50 to 1.00 on collateral real estate.

•
Excess liquidity provision requiring any consolidated cash balances of the Borrower and its Subsidiaries in excess of $1.0 million, as reported in the 13-week cash flow reports, used to repay Revolving Credit Loans.

As of April 23, 2018, the Company is in compliance with all covenants under the terms of the 2016 Credit Agreement, as amended, and had $15.5 million of availability under the Revolver.
As of April 23, 2018, the Company had $1.3 million in outstanding letters of credit which it uses as security for the payment of insurance obligations.
Management has identified approximately 14 owned properties inclusive of assets currently classified as assets related to discontinued operations and Property held for sale on the Company’s balance sheet as part of a limited asset disposal plan to accelerate repayment of its outstanding term loans, with an estimated fair value of $25.2 million, as of April 23, 2018. The Finance and Audit Committee, of the Company's Board, approved the limited asset sales plan on April 18, 2018. The Company estimates that such additional limited asset sales plan will be implemented over the course of the next 18 months. These asset disposal plans, in conjunction with other operational changes, are designed to lower the outstanding debt and to improve the Company’s financial condition as the Company pursues a new credit facility with certain lenders within the existing 2016 credit agreement.
As of March 14, 2018, the Company would not have been in compliance with the Company’s Lease Adjusted Leverage Ratio and Fixed Charge Coverage Ratio covenants of the Company's 2016 Credit Agreement prior to the Second Amendment thereto, which became effective on March 14, 2018. At any determination date, if the results of the Company's covenants exceed the maximums or minimums permitted under its 2016 Credit Agreement, as amended, the Company would be considered in default under the terms of the agreement which could cause a substantial financial burden by requiring the Company to repay the debt earlier than otherwise anticipated. Due to negative results in the first two quarters of fiscal 2018, continued under performance in the current fiscal year could cause the Company's financial ratios to exceed the permitted limits under the terms of the 2016 Credit Agreement, as amended.

Senior Secured Credit Agreement
On November 8, 2016, we entered into a $65.0 million Senior Secured Credit Facility with Wells Fargo Bank, National Association, as Administrative Agent and Cadence Bank, NA and Texas Capital Bank, NA, as lenders (“2016 Credit Agreement”). The 2016 Credit Agreement, as amended, was comprised of a $30.0 million 5-year Revolver (the “Revolver”) and a $35.0 million 5-year Term Loan (the “Term Loan”). The maturity date of the 2016 Credit Agreement was November 8, 2021. For this section of this Form 10-Q, capitalized terms that are used but not otherwise defined shall have the meanings given to such terms in the 2016 Credit Agreement.
The 2016 Credit Agreement also provided for the issuance of letters of credit in an aggregate amount equal to the lesser of $5.0 million and the Revolving Credit Commitment, which was $30.0 million as of March 14, 2018. The 2016 Credit Agreement is guaranteed by all of the Company’s present subsidiaries and will be guaranteed by our future subsidiaries.
Until April 20, 2018, we have the option to elect one of two bases of interest rates. One interest rate option is the highest of (a) the Prime Rate, (b) the Federal Funds Rate plus 0.50% and (c) 30-day LIBOR plus 1.00%, plus, in each case, the Applicable Margin, which ranged from 1.50% to 2.50% per annum. The other interest rate option is the LIBOR plus the Applicable Margin, which ranged from 2.50% to 3.50% per annum. The Applicable Margin under each option is dependent upon our CTLAL at the most recent quarterly determination date.
The Term Loan amortized 7.0% per year (35.0% in 5 years) which includes the quarterly payment of principal. As of March 14, 2018, we have prepaid the required principal payments through March 30, 2019. On December 14, 2016, we entered into an interest rate swap with a notional amount of $17.5 million, representing 50% of the initial outstanding Term Loan.
We are obligated to pay to the Administrative Agent for the account of each lender a quarterly commitment fee based on the average daily unused amount of the commitment of such lender, ranged from 0.30% to 0.35% per annum depending on the CTLAL at the most recent quarterly determination date.
The proceeds of the 2016 Credit Agreement were available for us to (i) pay in full all indebtedness outstanding under the 2013 Credit Agreement as of November 8, 2016, (ii) pay fees, commissions, and expenses in connection with our repayment of the 2013 Credit Agreement, initial extensions of credit under the 2016 Credit Agreement, and (iii) for working capital and general corporate purposes of the Company.

The 2016 Credit Agreement, as amended, contained the following covenants among others:

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

The 2016 Credit Agreement is secured by an all asset lien on all of the Company's real property and also includes customary events of default. If a default occurs and is continuing, the lenders’ commitments under the 2016 Credit Agreement may be immediately terminated, and, or the Company may be required to repay all amounts outstanding under the 2016 Credit Agreement.
As of March 14, 2018, the Company had $38.2 million in total outstanding loans and approximately $1.3 million committed under letters of credit, which it uses as security for the payment of insurance obligations, and approximately $0.2 million in other indebtedness.
Note 13. Share-Based Compensation

We have two active share based stock plans, the Luby's Incentive Stock Plan, as amended and restated effective December 5, 2015 (the "Employee Stock Plan") and the Nonemployee Director Stock Plan. Both plans authorize the granting of stock options, restricted stock, and other types of awards consistent with the purpose of the plans.

Of the 2.1 million shares approved for issuance under the Nonemployee Director Stock Plan, (which amount includes shares authorized under the original plan and shares authorized pursuant to the amended and restated plan effective as of February 9, 2018), 1.2 million options, restricted stock units and restricted stock awards were granted, and 0.1 million options were canceled or expired and added back into the plan, since the plan’s inception. Approximately 1.0 million shares remain available for future issuance as of March 14, 2018. Compensation cost for share-based payment arrangements under the Nonemployee Director Stock Plan, recognized in selling, general and administrative expenses for the two quarters ended March 14, 2018 and March 15, 2017 were approximately $0.3 million and $0.4 million, respectively.

Of the aggregate 4.1 million shares approved for issuance under the Employee Stock Plan, as amended, 7.3 million options and restricted stock units were granted, and 3.8 million options and restricted stock units were canceled or expired and added back into the plan, since the plan’s inception in 2005. Approximately 0.6 million shares remain available for future issuance as of March 14, 2018. Compensation cost for share-based payment arrangements under the Employee Stock Plan, recognized in selling, general and administrative expenses for the two quarters ended March 14, 2018 and March 15, 2017 were approximately $0.5 million and $0.5 million, respectively.

Stock Options

Stock options granted under either the Employee Stock Plan or the Nonemployee Director Stock Plan have exercise prices equal to the market price of the Company’s common stock at the date of the grant.

Option awards under the Nonemployee Director Stock Plan generally vest 100% on the first anniversary of the grant date and expire ten years from the grant date. No options were granted under the Nonemployee Director Stock Plan in the two quarters ended March 14, 2018. No options to purchase shares were outstanding under this plan as of March 14, 2018.

Options granted under the Employee Stock Plan generally vest 50% on the first anniversary date of the grant date, 25% on the second anniversary of the grant date and 25% on the third anniversary of the grant date, with all options expiring ten years from the grant date. All options granted in the two quarters ended March 14, 2018 were granted under the Employee Stock Plan. Options to purchase 1,682,852 shares at option prices of $2.82 to $5.95 per share remain outstanding as of March 14, 2018.

A summary of the Company’s stock option activity for the quarter ended March 14, 2018 is presented in the following table:

	Shares Under Fixed Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
		(Per share)	(In years)	(In thousands)
Outstanding at August 30, 2017	1,345,916	$4.64	6.4	$—
Granted	449,410	2.82	—	—
Forfeited	(67,673)	3.68	—	—
Expired	(44,801)	7.89	—	—
Outstanding at March 14, 2018	1,682,852	$4.11	7.0	$50
Exercisable at March 14, 2018	1,095,541	$4.54	5.7	$—

The intrinsic value for stock options is defined as the difference between the current market value, or closing price on March 14, 2018, and the grant price on the measurement dates in the table above.

At March 14, 2018, there was approximately $0.5 million of total unrecognized compensation cost related to unvested options that are expected to be recognized over a weighted-average period of 1.9 years.

Restricted Stock Units

Grants of restricted stock units consist of the Company’s common stock and generally vest after three years. All restricted stock units are cliff-vested. Restricted stock units are valued at the closing market price of the Company’s common stock at the date of grant.

A summary of the Company’s restricted stock unit activity during the two quarters ended March 14, 2018 is presented in the following table:

	Restricted Stock Units	Weighted Average Fair Value	Weighted- Average Remaining Contractual Term
		(Per share)	(In years)
Unvested at August 30, 2017	404,364	$4.54	1.8
Granted	244,748	2.83	—
Vested	(99,495)	4.42	—
Forfeited	(32,326)	3.87	—
Unvested at March 14, 2018	517,291	$3.79	2.1

At March 14, 2018, there was approximately $1.1 million of total unrecognized compensation cost related to unvested restricted stock units that is expected to be recognized over a weighted-average period of 2.1 years.

Performance Based Incentive Plan

For fiscal years 2015 - 2018, The Company approved a Total Shareholder Return ("TSR") Performance Based Incentive Plan (“Plan”). Each Plan’s award value varies from 0% to 200% of a base amount, as a result of the Company’s TSR performance in comparison to its peers over the respective measurement period. Each Plan’s vesting period is three years.
The Plans for fiscal years 2015 - 2017 provides for a right to receive an unspecified number of shares of common stock under the Employee Stock Plan based on the total shareholder return ranking compared to a selection of peer companies over the three-year vesting period, for each plan year. The number of shares at the end of the three-year will be determined as the award value divided by the closing stock price on the last day of each fiscal year, accordingly. Each three-year measurement period is designated a plan year name based on year one of the measurement period. Since the plans provide for an undeterminable number of awards, the plans are accounted for as liability based plans. The liability valuation estimate for each plan year has been determined based on a Monte Carlo simulation model. Based on this estimate, management accrues expense ratably over the three-year service periods. A valuation estimate of the future liability associated with each fiscal year's performance award plan is performed periodically with adjustments made to the outstanding liability at each reporting period to properly state the outstanding liability for all plan years in the aggregate as of the respective balance sheet date. As of March 14, 2018, the valuation estimate which represents the fair value of the performance awards liability for all plan years 2016 and 2017, resulted in an approximate $22 thousand increase in the aggregate liability. The 2015 TSR Performance Based Incentive Plan vested for each active participant on August 30, 2017 and a total of 187,883 shares were awarded under the Plan at 50% of the original target. The fair value of the 2015 plan's liability in the amount of $496 thousand was converted to equity and the number of shares awarded for the 2015 TSR Performance Based Incentive Plan was based on the Company's stock price at closing on the last day of fiscal 2017. The number of shares at the end of each plan's three-year periods will be determined as the award value divided by the Company's closing stock price on the last day of the plan's fiscal year.
The 2018 TSR Performance Based Incentive Plan provides for a specified number of shares of common stock under the Employee Stock Plan based on the total shareholder return ranking compared to a selection of peer companies over a three-year cycle. The Fair Value of the 2018 Plan has been determined based on a Monte Carlo simulation model for the three-year period. The target number of shares for distribution at 100% of the plan is 373,294. The 2018 TSR Performance Based Incentive Plan is accounted for as an equity award since the Plan provides for a specified number of shares. The expense for this Plan year is amortized over the three-year period based on 100% target award.
Non-cash compensation expense related to the Company's TSR Performance Based Incentive Plans was approximately $72 thousand and $588 thousand in the two quarters ended March 14, 2018 and March 15, 2017, respectively, and is recorded in Selling, general and administrative expenses.
A summary of the Company’s restricted stock Performance Based Incentive Plan activity during the two quarters ended March 14, 2018 is presented in the following table:

	Units	Weighted Average Fair Value
		(Per share)
Unvested at August 30, 2017	0	$—
Granted	561,177	3.33
Vested	(187,883)	2.64
Unvested at March 14, 2018	373,294	$3.68

At March 14, 2018, there was approximately $1.1 million of total unrecognized compensation cost related to 2018 TSR Performance Based Incentive Plan that is expected to be recognized over a weighted-average period of 2.4 years.

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

Note 14. Earnings Per Share

Basic net income per share is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding and unvested restricted stock for the reporting period. Diluted net income per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. For the calculation of diluted net income per share, the basic weighted average number of shares is increased by the dilutive effect of stock options determined using the treasury stock method. Stock options excluded from the computation of net income per share for the quarter ended March 14, 2018 include 1,269,299 shares with exercise prices exceeding market prices and no shares whose inclusion would also be anti-dilutive.

The components of basic and diluted net loss per share are as follows:

	Quarter Ended		Two Quarters Ended
	March 14, 2018	March 15, 2017	March 14, 2018	March 15, 2017
	(12 weeks)	(12 weeks)	(28 weeks)	(28 weeks)
	(In thousands, expect per share data)
Numerator:
Loss from continuing operations	$(11,074)	$(12,836)	$(15,941)	$(18,350)
Loss from discontinued operations, net of income taxes	(111)	(343)	(146)	(415)
NET LOSS	$(11,185)	$(13,179)	$(16,087)	$(18,765)
Denominator:
Denominator for basic earnings per share—weighted-average shares	29,950	29,522	29,802	29,418
Effect of potentially dilutive securities:
Employee and non-employee stock options	—	—	—	—
Denominator for earnings per share assuming dilution	29,950	29,522	29,802	29,418
Loss per share from continuing operations:
Basic	$(0.37)	$(0.44)	$(0.53)	$(0.62)
Assuming dilution	$(0.37)	$(0.44)	$(0.53)	$(0.62)
Loss per share from discontinued operations:
Basic	$(0.00)	$(0.01)	$(0.01)	$(0.02)
Assuming dilution	$(0.00)	$(0.01)	$(0.01)	$(0.02)
Net loss per share:
Basic	$(0.37)	$(0.45)	$(0.54)	$(0.64)
Assuming dilution	$(0.37)	$(0.45)	$(0.54)	$(0.64)

Note 15: Shareholder Rights Plan
On February 15, 2018, the Board of Directors adopted a rights plan with a 10% triggering threshold and declared a dividend distribution of one right initially representing the right to purchase one half of a share of Luby’s common stock, upon specified terms and conditions. The rights plan is effective immediately.
The Board adopted the rights plan in view of the concentrated ownership of Luby’s common stock as a means to ensure that all of Luby’s stockholders are treated equally. The rights plan is designed to limit the ability of any person or group to gain control of Luby’s without paying all of Luby’s stockholders a premium for that control. The rights plan was not adopted in response to any specific takeover bid or other plan or proposal to acquire control of Luby’s.
If a person or group acquires 10% or more of the outstanding shares of Luby’s common stock (including in the form of synthetic ownership through derivative positions), each right will entitle its holder (other than such person or members of such group) to purchase, for $12.0, a number of shares of Luby’s common stock having a then-current market value of twice such price. The rights plan exempts any person or group owning 10% or more (35.5% or more in the case of Harris J. Pappas, Christopher J. Pappas and their respective affiliates and associates) of Luby’s common stock immediately prior to the issuance of this press release. However, the rights will be exercisable if any such person or group acquires any additional shares of Luby’s common stock (including through derivative positions) other than as a result of equity grants made by Luby’s to its directors, officers or employees in their capacities as such.
Prior to the acquisition by a person or group of beneficial ownership of 10% or more of the outstanding shares of Luby’s common stock, the rights are redeemable for 1 cent per right at the option of Luby’s Board of Directors.
The dividend distribution was made on February 28, 2018 to stockholders of record on that date. Unless and until a triggering event occurs and the rights become exercisable, the rights will trade with shares of Luby’s common stock.
Luby’s financial condition, operations, and earnings per share was not affected by the adoption of the rights plan.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s discussion and analysis of financial condition and results of operations should be read in conjunction with the unaudited Consolidated Financial Statements and footnotes for the quarter ended March 14, 2018 included in Item 1 of Part I of this Quarterly Report on Form 10 (this “Form 10-Q”), and the audited Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended August 30, 2017.

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

Percentages may not total due to rounding.

	Quarter Ended		Two Quarters Ended
	March 14, 2018	March 15, 2017	March 14, 2018	March 15, 2017
	(12 weeks)	(12 weeks)	(28 weeks)	(28 weeks)
Restaurant sales	90.5%	93.9%	91.1%	94.2%
Culinary contract services	7.6%	3.8%	7.0%	3.8%
Franchise revenue	1.7%	2.1%	1.7%	1.8%
Vending revenue	0.2%	0.1%	0.1%	0.1%
TOTAL SALES	100.0%	100.0%	100.0%	100.0%

STORE COSTS AND EXPENSES:
(As a percentage of restaurant sales)

Cost of food	28.5%	27.9%	28.5%	28.2%
Payroll and related costs	38.3%	36.1%	37.2%	35.9%
Other operating expenses	19.3%	17.0%	18.9%	17.7%
Occupancy costs	6.3%	6.6%	6.1%	6.2%
Vending revenue	(0.2)%	(0.2)%	(0.2)%	(0.2)%
Store level profit	7.7%	12.6%	9.4%	12.1%

COMPANY COSTS AND EXPENSES:
(As a percentage of total sales)

Opening costs	0.4%	0.2%	0.2%	0.1%
Depreciation and amortization	4.9%	5.5%	4.8%	5.6%
Selling, general and administrative expenses	11.2%	10.4%	10.6%	11.3%
Net loss (gain) on disposition of property and equipment	(0.2)%	0.4%	0.0%	0.2%

Culinary Contract Services Costs
(As a percentage of Culinary Contract Services sales)

Cost of culinary contract services	90.5%	89.5%	87.0%	89.1%
Culinary segment profit	9.5%	10.5%	13.0%	10.9%

Franchise Operations Costs
(As a percentage of Franchise revenue)

Cost of franchise operations	26.3%	24.0%	26.0%	27.5%
Franchise segment profit	73.7%	76.0%	74.0%	72.5%

(As a percentage of total sales)
LOSS FROM OPERATIONS	(8.9)%	(9.6)%	(6.0)%	(7.3)%
Interest income	0.0%	0.0%	0.0%	0.0%
Interest expense	(0.7)%	(0.8)%	(0.6)%	(0.7)%
Other income (expense), net	0.2%	(0.3)%	0.2%	(0.1)%
Loss before income taxes and discontinued operations	(9.4)%	(10.7)%	(6.4)%	(8.1)%
Provision for income taxes	4.1%	4.2%	1.7%	1.0%
Loss from continuing operations	(13.5)%	(14.9)%	(8.1)%	(9.1)%
Loss from discontinued operations, net of income taxes	(0.1)%	(0.4)%	(0.1)%	(0.2)%
NET LOSS	(13.6)%	(15.3)%	(8.2)%	(9.3)%

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

	Quarter Ended		Two Quarters Ended
	March 14, 2018	March 15, 2017	March 14, 2018	March 15, 2017
	(12 weeks)	(12 weeks)	(28 weeks)	(28 weeks)
	(In thousands)		(In thousands)
Store level profit	$5,743	$10,226	$16,826	$22,822

Plus:
Sales from culinary contract services	6,276	3,306	13,796	7,602
Sales from franchise operations	1,401	1,819	3,288	3,691

Less:
Opening costs	331	132	406	298
Cost of culinary contract services	5,677	2,960	12,009	6,771
Cost of franchise operations	369	436	856	1,016
Depreciation and amortization	3,998	4,788	9,351	11,338
Selling, general and administrative expenses	9,188	9,008	20,712	22,767
Provision for asset impairments and restaurant closings	1,407	5,963	2,252	6,250
Net loss (gain) on disposition of property and equipment	(204)	329	18	414
Interest income	(5)	(1)	(11)	(3)
Interest expense	545	727	1,194	1,330
Other income (expense), net	(194)	242	(309)	139
Provision for income taxes	3,382	3,603	3,373	2,145
Loss from continuing operations	$(11,074)	$(12,836)	$(15,941)	$(18,350)

The following table shows our restaurant unit count as of August 30, 2017 and March 14, 2018.

Restaurant Counts:

	August 30, 2017	FY18 YTDQ2 Openings	FY18 YTDQ2 Closings	March 14, 2018
Luby’s Cafeterias	88	—	(2)	86
Fuddruckers Restaurants	71	—	(4)	67
Cheeseburger in Paradise	8	—	(1)	7
Total	167	—	(7)	160

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

As of March 14, 2018, we owned and operated 160 restaurants, of which 86 are traditional cafeterias, 67 are gourmet hamburger restaurants, and seven are casual dining restaurants and bars. These establishments are located in close proximity to retail centers, business developments and residential areas mostly throughout the United States. Included in the 160 restaurants that we own and operate are 12 restaurants located at six property locations where we operate a side-by-side Luby’s Cafeteria and Fuddruckers on the same property. We refer to these locations as “Combo locations.”

As of March 14, 2018, we operated 24 Culinary Contract Services locations. We operated 18 of these locations in the Houston, Texas area, two in San Antonio, Texas, two in the Texas Lower Rio Grande Valley, and one in Dallas, Texas. Outside of Texas we operated one location in North Carolina. Luby’s Culinary Contract Services currently provides food service management to healthcare and corporate dining facilities.

As of March 14, 2018, we had 45 franchisees operating 110 Fuddruckers restaurants. Our largest six franchise owners own five to twelve restaurants each. Fifteen franchise owners each own two to four restaurants. The 24 remaining franchise owners each own one restaurant.

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

RESULTS OF OPERATIONS

Quarter Ended March 14, 2018 Compared to Quarter Ended March 15, 2017

Comparability between quarters is affected by the varying lengths of the quarters and quarters ending at different points in the calendar year when seasonal patterns for sales are different. Both the quarter ended March 14, 2018 and the quarter ended March 15, 2017 consisted of 12 weeks. The two quarters ended March 14, 2018 and the two quarters ended March 15, 2017 consisted of 28 weeks.

Sales

	Quarter Ended	Quarter Ended
($000s)	March 14, 2018	March 15, 2017	Increase/ (Decrease)
	(12 weeks)	(12 weeks)	(12 weeks vs 12 weeks)
Restaurant sales	$74,352	$81,064	$(6,712)	(8.3)%
Culinary contract services	6,276	3,306	2,970	89.8%
Franchise revenue	1,401	1,819	(418)	(23.0)%
Vending revenue	151	125	26	20.8%
TOTAL SALES	$82,180	$86,314	$(4,134)	(4.8)%

Total sales decreased approximately $4.1 million, or 4.8%, in the quarter ended March 14, 2018 compared to the quarter ended March 15, 2017, consisting primarily of an approximate $6.7 million decrease in restaurant sales and a $0.4 million decrease in franchise revenue, partially offset by an approximate $3.0 million increase in Culinary Contract Services sales. The other component of total sales is vending revenue, which increased $26 thousand in the quarter ended March 14, 2018 compared to the quarter ended March 15, 2017.

	Two Quarters Ended	Two Quarters Ended
($000s)	March 14, 2018	March 15, 2017	Increase/ (Decrease)
	(28 weeks)	(28 weeks)	(28 weeks vs 28 weeks)
Restaurant sales	$178,934	$189,147	$(10,213)	(5.4)%
Culinary contract services	13,796	7,602	6,194	81.5%
Franchise revenue	3,288	3,691	(403)	(10.9)%
Vending revenue	294	284	10	3.5%
TOTAL SALES	$196,312	$200,724	$(4,412)	(2.2)%

Total sales decreased approximately $4.4 million, or 2.2%, in the two quarters ended March 14, 2018 compared to the two quarters ended March 15, 2017, consisting primarily of an approximate $10.2 million decrease in restaurant sales and an approximate $0.4 million decrease in franchise revenue, partially offset by an approximate $6.2 million increase in Culinary Contract Services sales. The other component of total sales is vending revenue, which increased $10 thousand in the two quarters ended March 14, 2018 compared to the two quarters ended March 15, 2017.

The Company has three reportable segments: Company-owned restaurants, franchise operations, and culinary contract services.

Company-Owned Restaurants

Restaurant Sales

($000s)	Quarter Ended	Quarter Ended
Restaurant Brand	March 14,	March 15,	Increase/(Decrease)
	2018	2017	$ Amount	% Change
	(12 weeks)	(12 weeks)	(12 weeks vs 12 weeks)
Luby’s Cafeterias	$47,261	$49,975	$(2,714)	(5.4)%
Fuddruckers	19,941	22,860	(2,919)	(12.8)%
Combo locations	4,685	4,951	(266)	(5.4)%
Cheeseburger in Paradise	2,465	3,278	(813)	(24.8)%
Restaurant Sales	$74,352	$81,064	$(6,712)	(8.3)%

Restaurant sales decreased approximately $6.7 million in the quarter ended March 14, 2018, compared to the quarter ended March 15, 2017. Sales at stand-alone Luby's Cafeteria restaurants decreased approximately $2.7 million to approximately $47.3 million; sales from stand-alone Fuddruckers locations decreased approximately $2.9 million to approximately $19.9 million; sales at Combo locations decreased approximately $0.3 million to approximately $4.7 million; and sales at Cheeseburger in Paradise restaurants decreased by approximately $0.8 million to approximately $2.5 million.

The approximate $2.7 million sales decrease in stand-alone Luby's Cafeteria restaurants was the result of the closure of six locations over the prior year and a 1.8% decrease in same-store sales in the quarter ended March 14, 2018 compared to the quarter ended March 15, 2017. The 1.8% Luby's Cafeteria same-store sales decrease was the result of a a 8.6% decrease in guest traffic, partially offset by a 7.5% increase in average spend per guest. The approximate $2.9 million sales decrease at stand-alone Fuddruckers restaurants was the result of seven permanent restaurant closings and one temporary closure for renovation over the prior year, and a 6.4% decrease in same-store sales in the quarter ended March 14, 2018 compared to the quarter ended March 15, 2017. The 6.4% decrease in same-store sales was the result of a 11.8% decrease in guest traffic, partially offset by a 6.0% increase in average spend per guest. All six Combo location stores are included in our same-store grouping and sales at this group of restaurants decreased 5.4% in the quarter ended March 14, 2018 compared to the quarter ended March 15, 2017. The approximate $0.8 million decrease in Cheeseburger in Paradise restaurants sales in the quarter ended March 15, 2017 compared to the quarter ended March 15, 2017 was the result of one store closure from the first quarter fiscal 2018 ended December 20, 2017, and a 13.9% decrease at the remaining seven stores that are included in our same-store grouping.

	Two Quarters Ended	Two Quarters Ended
Restaurant Brand	March 14,	March 15,	Increase/(Decrease)
($000s)	2018	2017	$ Amount	% Change
	(28 weeks)	(28 weeks)	(28 weeks vs 28 weeks)
Luby’s Cafeterias	$114,689	$118,315	$(3,626)	(3.1)%
Fuddruckers	46,854	51,608	(4,754)	(9.2)%
Combo locations	11,398	11,577	(179)	(1.5)%
Cheeseburger in Paradise	5,993	7,647	(1,654)	(21.6)%
Total Restaurant Sales	$178,934	$189,147	$(10,213)	(5.4)%

Restaurant sales decreased approximately $10.2 million in the two quarters ended March 14, 2018, compared to the two quarters ended March 15, 2017. Sales at stand-alone Luby's Cafeteria restaurants decreased approximately $3.6 million to approximately $114.7 million; sales from stand-alone Fuddruckers locations decreased approximately $4.8 million to approximately $46.9 million; sales at Combo locations decreased approximately $0.2 million to approximately $11.4 million; and sales at Cheeseburger in Paradise restaurants decreased approximately $1.7 million to approximately $6.0 million.

The approximate $3.6 million sales decrease in stand-alone Luby's Cafeteria restaurants was the result of the closure of six locations over the prior year, partially offset by a 0.1% increase in same-store sales in the two quarters ended March 14, 2018 compared to the two quarters ended March 15, 2017. The 0.1% increase in Luby's Cafeteria same-store sales was the result of a 5.5% decrease in guest traffic partially offset by a 6.0% increase in average spend per guest. The approximate $4.8 million sales decrease at stand-alone Fuddruckers restaurants was the result of nine store closures and a same-store sales decrease of 2.5% in the two quarters ended March 14, 2018 compared to the two quarters ended March 15, 2017, partially offset by the opening of one location. Fuddruckers same-store sales decrease of 2.5% was the result of a 7.4% decline in guest traffic, partially offset by a 5.3% increase in average spend per guest. The approximate $0.2 million decrease in sales at our Combo locations was due to a 1.5% decrease in same-store sales in the two quarters ended March 14, 2018 compared to the two quarters ended March 15, 2017. The approximate $1.7 million decrease in Cheeseburger in Paradise restaurants sales in the two quarters ended March 15, 2017 compared to the two quarters ended March 15, 2017 was the result of one store closure, and a 11.9% decrease at the remaining seven stores that are included in our same-store grouping.

Cost of Food

	Quarter Ended	Quarter Ended
($000s)	March 14, 2018	March 15, 2017	Increase/ (Decrease)
	(12 weeks)	(12 weeks)	(12 weeks vs 12 weeks)
Cost of food	$21,181	$22,583	$(1,402)	(6.2)%
As a percentage of restaurant sales	28.5%	27.9%		0.6%

Cost of food decreased approximately $1.4 million, or 6.2%, in the quarter ended March 14, 2018 compared to the quarter ended March 15, 2017 with lower guest traffic levels and operations at thirteen fewer locations. As a percentage of restaurant sales, cost of food increased 0.6% to 28.5% in the quarter ended March 14, 2018 compared to 27.9% in the quarter ended March 15, 2017 due in part to higher average food commodity prices.

	Two Quarters Ended	Two Quarters Ended
($000s)	March 14, 2018	March 15, 2017	Increase/ (Decrease)
	(28 weeks)	(28 weeks)	(28 weeks vs 28 weeks)
Cost of food	$50,936	$53,433	$(2,497)	(4.7)%
As a percentage of restaurant sales	28.5%	28.2%		0.3%

Cost of food decreased approximately $2.5 million, or 4.7%, for the two quarters ended March 14, 2018 compared to the two quarters ended March 15, 2017 with lower guest traffic levels and operations at thirteen fewer locations. As a percentage of restaurant sales, cost of food increased 0.3% to 28.5% in the two quarters ended March 14, 2018 compared 28.2% in the two quarters ended March 15, 2017 due in part to higher average food commodity prices.

Payroll and Related Costs

	Quarter Ended	Quarter Ended
($000s)	March 14, 2018	March 15, 2017	Increase/ (Decrease)
	(12 weeks)	(12 weeks)	(12 weeks vs 12 weeks)
Payroll and related costs	$28,512	$29,295	$(783)	(2.7)%
As a percentage of restaurant sales	38.3%	36.1%		2.2%

Payroll and related costs decreased approximately $0.8 million in the quarter ended March 14, 2018 compared to the quarter ended March 15, 2017. The decrease reflects operating thirteen fewer restaurants and lower associate hours scheduled and deployed on the decreased level of guest traffic compared to the quarter ended March 15, 2017. As a percentage of restaurant sales, payroll and related costs increased 2.2% to 38.3% in the quarter ended March 14, 2018 compared to 36.1% in the quarter ended March 15, 2017 due in part to (1) a greater deployment of hours, including increased usage of overtime, and increased investment in training programs, in order to enhance the level of guest service; and (2) an environment of rising hourly wage rates. Additionally, restaurant labor costs have a fixed cost component that results in higher payroll and related costs as a percentage of restaurant sales when same-store sales decline.

	Two Quarters Ended	Two Quarters Ended
($000s)	March 14, 2018	March 15, 2017	Increase/ (Decrease)
	(28 weeks)	(28 weeks)	(28 weeks vs 28 weeks)
Payroll and related costs	$66,640	$67,968	$(1,328)	(2.0)%
As a percentage of restaurant sales	37.2%	35.9%		1.3%

Payroll and related costs decreased approximately $1.3 million in the two quarters ended March 14, 2018 compared to the two quarters ended March 15, 2017. The decrease reflects operating thirteen fewer restaurants and lower associate hours scheduled and deployed on the decreased level of guest traffic. The two quarters ended March 15, 2017 includes an approximate $0.5 million reduction in workers' compensation liability estimates. As a percentage of restaurant sales, payroll and related costs increased 1.3%, to 37.2% in the two quarters ended March 14, 2018 compared to 35.9% in the two quarters ended March 15, 2017 due to (1) a greater deployment of hours, including increased usage of overtime, and increased investment in training programs, in order to enhance the level of guest service; (2) an environment of rising hourly wage rates; and (3) comparison with the $0.5 million reduction in workers' compensation liability estimates in the two quarters ended March 15, 2017. Additionally, restaurant labor costs have a fixed cost component that results in higher payroll and related costs as a percentage of restaurant sales when same-store sales decline.

Other Operating Expenses

	Quarter Ended	Quarter Ended
($000s)	March 14, 2018	March 15, 2017	Increase/ (Decrease)
	(12 weeks)	(12 weeks)	(12 weeks vs 12 weeks)
Other operating expenses	$14,360	$13,763	$597	4.3%
As a percentage of restaurant sales	19.3%	17.0%		2.3%

Other operating expenses primarily include restaurant-related expenses for utilities, repairs and maintenance, local store advertising, property and liability insurance losses above insurance deductibles, services and supplies. Other operating expenses increased approximately $0.6 million, or 4.3%, in the quarter ended March 14, 2018 compared to the quarter ended March 15, 2017, due primarily to (1) an approximate $0.4 million increase in repairs and maintenance as part of continued focus on store appearances compared to the quarter ended March 15, 2017 when certain maintenance was deferred; (2) an approximate $0.4 million increase in restaurant supplies as part of efforts to restock and refresh kitchen and dining room supplies as well as increased usage of cleaning supplies as stores were refreshed; partially offset by (3) an approximate $0.2 million decrease in utility expense with the operation of fewer restaurant locations. A reduction in restaurant services expense associated with operating fewer restaurants was mostly offset by higher other operating expenses, including net uninsured losses. As a percentage of restaurant sales, other operating expenses increased 2.3%, to 19.3%, in the quarter ended March 14, 2018, compared to 17.0% in the the quarter ended March 15, 2017 due primarily to cost increases enumerated above on lower overall same-store sales volumes.

	Two Quarters Ended	Two Quarters Ended
($000s)	March 14, 2018	March 15, 2017	Increase/ (Decrease)
	(28 weeks)	(28 weeks)	(28 weeks vs 28 weeks)
Other operating expenses	$33,858	$33,411	$447	1.3%
As a percentage of restaurant sales	18.9%	17.7%		1.2%

Other operating expenses increased by approximately $0.4 million, or 1.3%, in the two quarters ended March 14, 2018 compared to the two quarters ended March 15, 2017, due primarily to (1) an approximate $0.5 million expense related to net uninsured losses; (2) an approximate $0.5 million increase in restaurant supplies as part of efforts to restock and refresh kitchen and dining room supplies as well as increased usage of cleaning supplies as stores were refreshed in the quarter ended March 14, 2018; (3) an approximate $0.3 million increase in third party delivery fees on increased sales through this channel; partially offset by (4) approximately $0.3 million lower credit card fees on lower sales volumes; (5) an approximate $0.4 million decrease in utilities expense with the operation of fewer restaurants; and (6) an approximate $0.2 million related to lower other restaurant services costs including computer networking costs. As a percentage of restaurant sales, other operating expenses increased 1.2%, to 18.9%, in the two quarters ended March 14, 2018, compared to 17.7% for the two quarters ended March 15, 2017 due primarily to cost increases enumerated above on lower overall same-store sales volumes.

Occupancy Costs

	Quarter Ended	Quarter Ended
($000s)	March 14, 2018	March 15, 2017	Increase/ (Decrease)
	(12 weeks)	(12 weeks)	(12 weeks vs 12 weeks)
Occupancy costs	$4,707	$5,322	$(615)	(11.6)%
As a percentage of restaurant sales	6.3%	6.6%		(0.3)%

Occupancy costs include property lease expense, property taxes, common area maintenance charges, and property insurance expense. Occupancy costs decreased approximately $0.6 million to approximately $4.7 million in the quarter ended March 14, 2018 compared to the quarter ended March 15, 2017. The decrease was primarily due to a decrease in rent and property taxes associated with fewer restaurants in the quarter ended March 14, 2018 compared to the quarter ended March 15, 2017. As a percentage of restaurant sales, occupancy costs decreased 0.3% to 6.3% in the quarter ended March 14, 2018 compared to 6.6% in the quarter ended March 15, 2017.

	Two Quarters Ended	Two Quarters Ended
($000s)	March 14, 2018	March 15, 2017	Increase/ (Decrease)
	(28 weeks)	(28 weeks)	(28 weeks vs 28 weeks)
Occupancy costs	$10,968	$11,797	$(829)	(7.0)%
As a percentage of restaurant sales	6.1%	6.2%		(0.1)%

Occupancy costs decreased approximately $0.8 million to approximately $11.0 million in the two quarters ended March 14, 2018 compared to the two quarters ended March 15, 2017. The decrease was primarily due to a decrease in rent and property taxes associated with operating fewer restaurants in the two quarters ended March 14, 2018 compared to the two quarters ended March 15, 2017. As a percentage of restaurant sales, other occupancy costs decreased 0.1% to 6.1% in the two quarters ended March 14, 2018 compared to 6.2% in the two quarters ended March 15, 2017.

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

	Quarter Ended	Quarter Ended
($000s)	March 14, 2018	March 15, 2017	Increase/ (Decrease)
	(12 weeks)	(12 weeks)	(12 weeks vs 12 weeks)
Franchise revenue	$1,401	$1,819	$(418)	(23.0)%
Cost of franchise operations	369	436	(67)	(15.4)%
Franchise profit	$1,032	$1,383	$(351)	(25.4)%
Franchise profit as a percentage of franchise revenue	73.7%	76.0%		(2.3)%

Franchise revenue decreased $0.4 million in the quarter ended March 14, 2018 compared to the quarter ended March 15, 2017. The $0.4 million decrease in franchise revenue includes an approximate $348 thousand decrease in non-royalty related fee income and an approximate $71 thousand decrease in franchise royalties in the quarter ended March 14, 2018 compared to the quarter ended March 15, 2017. The decrease in non-royalty fee income reflects primarily franchise development fees realized in the quarter ended March 15, 2017 and a reduction in new franchise openings. The decrease in franchise royalties is due to fewer franchise locations in operation and same-store sales declines at franchise locations.

	Two Quarters Ended	Two Quarters Ended
($000s)	March 14, 2018	March 15, 2017	Increase/ (Decrease)
	(28 weeks)	(28 weeks)	(28 weeks vs 28 weeks)
Franchise revenue	$3,288	$3,691	$(403)	(10.9)%
Cost of franchise operations	856	1,016	(160)	(15.7)%
Franchise profit	$2,432	$2,675	$(243)	(9.1)%
Franchise profit as a percentage of franchise revenue	74.0%	72.5%		1.5%

Franchise revenue decreased $0.4 million in the two quarters ended March 14, 2018 compared to the two quarters ended March 15, 2017. The $403 thousand decrease includes an approximate $342 thousand decrease in non-royalty related fee income and an approximate $61 thousand decrease in franchise royalties in the two quarters ended March 14, 2018 compared to the two quarters ended March 15, 2017. The decrease in non-royalty fee income reflects primarily franchise development fees of approximately $0.3 million that were realized in the quarter ended March 15, 2017 and a reduction in new franchise openings. The decrease in franchise royalties is due to fewer franchise locations in operation and same-store sales declines at franchise locations.

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

Cost of franchise operations decreased $67 thousand in the quarter ended March 14, 2018 compared to the quarter ended March 15, 2017. Franchise segment profit, defined as Franchise revenue less Cost of franchise operations, decreased approximately $0.4 million in the quarter ended March 14, 2018 compared to the quarter ended March 15, 2017 due primarily to the lower franchise revenue associated with comparison to the quarter ended March 15, 2017 when franchise development fees of approximately $0.3 million were realized. A franchisee opened one location (in Florida) and franchisees closed two locations (one international location in Italy and one in Texas) in the quarter ended March 14, 2018.

Cost of franchise operations decreased approximately $160 thousand, or 15.7%, in the two quarters ended March 14, 2018 compared to the two quarters ended March 15, 2017. Franchise profit, defined as Franchise revenue less Cost of franchise operations, decreased approximately $243 thousand in the two quarters ended March 14, 2018 compared to the two quarters ended March 15, 2017 due primarily to a $403 thousand decrease in franchise revenue discussed above, partially offset by $160 thousand reduction in franchise costs as a result of lower franchise support headcount and reduced travel costs.
Franchisees opened four locations and closed seven locations in the two quarters ended March 14, 2018.

Culinary Contract Services

Culinary Contract Services is a business line servicing healthcare, sport stadiums, corporate dining clients, and sales through retail grocery stores. The healthcare accounts are full service and typically include in-room delivery, catering, vending, coffee service, and retail dining. Culinary Contract Services has contracts with long-term acute care hospitals, acute care medical centers, ambulatory surgical centers, behavioral hospitals, a sports stadium, and business and industry clients. Culinary Contract Services has the unique ability to deliver quality services that include facility design and procurement as well as nutrition and branded food services to our clients. We operated 24 Culinary Contract Services locations at the end of the quarter ended March 14, 2018 and 23 at the end of the quarter ended March 15, 2017. We focus on clients who are able to enter into agreements in which all operating costs are reimbursed to us and we generally charge a fixed fee. These agreements typically present lower financial risk to the company.

	Quarter Ended	Quarter Ended
($000s)	March 14, 2018	March 15, 2017	Increase/ (Decrease)
	(12 weeks)	(12 weeks)	(12 weeks vs 12 weeks)
Culinary contract services sales	$6,276	$3,306	$2,970	89.8%
Cost of culinary contract services	5,677	2,960	2,717	91.8%
Culinary contract profit	$599	$346	$253	73.1%
Culinary contract services profit as a percentage of Culinary contract services sales	9.5%	10.5%		(1.0)%

Culinary contract services sales increased approximately $3.0 million, or 89.8%, in the quarter ended March 14, 2018 compared to the quarter ended March 15, 2017. The increase in Culinary contract services revenue was primarily the result of a change in the mix of our Culinary agreements with clients and the addition of retail sales of our Luby's Fried Fish and Luby's Macaroni and Cheese in the frozen section of retail grocery stores. New locations and retail sales combined contributed approximately $3.7 million in revenue which was partially offset by a $0.5 million decease in revenue from locations that ceased operations and an approximate $0.2 million decease in revenue at locations continually operated over the prior full year.

Cost of culinary contract services includes the food, payroll and related costs, other direct operating expenses, and corporate overhead expenses associated with generating Culinary Contract Services sales. Cost of Culinary Contract Services increased approximately $2.7 million, or 91.8%, in the quarter ended March 14, 2018 compared to the quarter ended March 15, 2017. Culinary Contract Services segment profit, defined as Culinary Contract Services sales less Cost of Culinary Contract Services, decreased to 9.5% in the quarter ended March 14, 2018 from 10.5% in the the quarter ended March 15, 2017 due to the change in the mix of our Culinary agreements with clients.

	Two Quarters Ended	Two Quarters Ended
($000s)	March 14, 2018	March 15, 2017	Increase/ (Decrease)
	(28 weeks)	(28 weeks)	(28 weeks vs 28 weeks)
Culinary contract services sales	$13,796	$7,602	$6,194	81.5%
Cost of culinary contract services	12,009	6,771	5,238	77.4%
Culinary contract profit	$1,787	$831	$956	115.0%
Culinary contract services profit as a percentage of Culinary contract services sales	13.0%	10.9%		2.1%

Culinary Contract Services sales increased approximately $6.2 million, or 81.5%, in the two quarters ended March 14, 2018 compared to the two quarters ended March 15, 2017. The increase in Culinary contract services revenue was primarily the result of a change in the mix of our Culinary agreements with clients and the addition of retail sales of our Luby's Fried Fish and Luby's Macaroni and Cheese in the frozen section of retail grocery stores, partially offset certain locations ceasing operations.

Cost of Culinary Contract Services includes the food, payroll and related costs, other direct operating expenses, and corporate overhead expenses associated with generating Culinary Contract Services sales. Cost of Culinary Contract Services increased approximately $5.2 million, or 77.4%, in the two quarters ended March 14, 2018 compared to the two quarters ended March 15, 2017, consistent with an increase in Culinary Contract Services sales. Culinary Contract Services profit margin, defined as Culinary Contract Services sales less Cost of Culinary Contract Services, increased to 13.0% in the two quarters ended March 14, 2018 from 10.9% in the two quarters ended March 15, 2017.

 Company-wide Expenses

Opening Costs

Opening costs include labor, supplies, occupancy, and other costs necessary to support the restaurant through its opening period. Opening costs were approximately $0.3 million in the quarter ended March 14, 2018 compared to approximately $0.1 million in the quarter ended March 15, 2017. The approximate $0.3 million in opening costs for the quarter ended March 14, 2018 included the re-opening costs associated with one Fuddruckers location that was damaged during Hurricane Harvey and subsequently restored and re-opened for business in the quarter ended March 14, 2018 as well as the carrying costs for one location where we previously operated a Cheeseburger in Paradise restaurant and one location that we lease for a potential future Fuddruckers opening. The approximate $0.1 million in opening costs in the quarter ended March 15, 2017 included the carrying costs for two locations where we previously operated as Cheeseburger in Paradise restaurants and the pre-opening costs for one Fuddruckers that opened after the quarter ended March 15, 2017.

Opening costs were approximately $0.4 million in the two quarters ended March 14, 2018 compared to approximately $0.3 million in the two quarters ended March 15, 2017. The approximate $0.4 million in opening costs in the two quarters ended March 14, 2018 included the re-opening costs associated with one Fuddruckers location that was damaged during Hurricane Harvey and subsequently restored and re-opened for business in the quarter ended March 14, 2018 as well as the carrying costs for one location where we previously operated a Cheeseburger in Paradise restaurant and one location that we lease for a potential future Fuddruckers opening. The approximate $0.3 million in opening costs in the two quarters ended March 15, 2017 included the carrying costs for two locations where we previously operated as Cheeseburger in Paradise restaurants and the pre-opening costs for one Fuddruckers that opened after the two quarters ended March 15, 2017.

Depreciation and Amortization Expense

	Quarter Ended	Quarter Ended
($000s)	March 14, 2018	March 15, 2017	Increase/ (Decrease)
	(12 weeks)	(12 weeks)	(12 weeks vs 12 weeks)
Depreciation and amortization	$3,998	$4,788	$(790)	(16.5)%
As a percentage of total sales	4.9%	5.5%		(0.6)%

Depreciation and amortization expense decreased by approximately $0.8 million, or 16.5%, in the quarter ended March 14, 2018 compared to the quarter ended March 15, 2017 due primarily to reduced capital investment, certain assets reaching the end of their depreciable lives, change in estimated useful lives of certain assets, and the removal of certain assets upon sale. As a percentage of total revenue, depreciation and amortization expense decreased to 4.9% in the quarter ended March 14, 2018, compared to 5.5% in the the quarter ended March 15, 2017.

	Two Quarters Ended	Two Quarters Ended
($000s)	March 14, 2018	March 15, 2017	Increase/ (Decrease)
	(28 weeks)	(28 weeks)	(28 weeks vs 28 weeks)
Depreciation and amortization	$9,351	$11,338	$(1,987)	(17.5)%
As a percentage of total sales	4.8%	5.6%		(0.8)%

Depreciation and amortization expense decreased by approximately $2.0 million, or 17.5%, in the two quarters ended March 14, 2018 compared to the two quarters ended March 15, 2017 due primarily to reduced capital investment and certain assets reaching the end of their depreciable lives.

Selling, General and Administrative Expenses

	Quarter Ended	Quarter Ended
($000s)	March 14, 2018	March 15, 2017	Increase/ (Decrease)
	(12 weeks)	(12 weeks)	(12 weeks vs 12 weeks)
General and administrative expenses	$8,457	$7,517	$940	12.5%
Marketing and advertising expenses	731	1,491	(760)	(51.0)%
Selling, general and administrative expenses	$9,188	$9,008	$180	2.0%
As a percentage of total sales	11.2%	10.4%		0.8%

Selling, general and administrative expenses include corporate salaries and benefits-related costs, including restaurant area leaders, share-based compensation, marketing and advertising expenses, professional fees, travel and recruiting expenses and other office expenses. Selling, general and administrative expenses increased approximately $0.2 million, or 2.0%, in the quarter ended March 14, 2018 compared to the quarter ended March 15, 2017. The increase in Selling, general and administrative expenses reflects (1) an approximate $0.7 million increase in outside professional service fees which includes increased information technology consulting to supplement our in-house information technology staff and increased spending for marketing consulting, and outside legal fees; and (2) an approximate $0.3 million net increase related to higher general liability insurance estimates, higher corporate travel expenses, and other corporate overhead expenses; partially offset by (3) an approximate $0.8 million decrease in marketing and advertising expense due to re-directing marketing investment away from more costly broad channels, such as television advertising, toward more focused and economical channels for our brands, such as digital media, as well as changes in the timing of marketing spend through the fiscal year. As a percentage of total revenue, Selling, general and administrative expenses increased to 11.2% in the quarter ended March 14, 2018, compared to 10.4% in the the quarter ended March 15, 2017.

	Two Quarters Ended	Two Quarters Ended
($000s)	March 14, 2018	March 15, 2017	Increase/ (Decrease)
	(28 weeks)	(28 weeks)	(28 weeks vs 28 weeks)
General and administrative expenses	$18,549	$18,950	$(401)	(2.1)%
Marketing and advertising expenses	2,163	3,817	(1,654)	(43.3)%
Selling, general and administrative expenses	$20,712	$22,767	$(2,055)	(9.0)%
As a percentage of total sales	10.6%	11.3%		(0.7)%

Selling, general and administrative expenses decreased approximately $2.1 million, or 9.0%, in the two quarters ended March 14, 2018 compared to the two quarters ended March 15, 2017. The decrease in selling, general and administrative expenses includes (1) an approximate $1.7 million decrease in marketing and advertising expenses due to re-directing marketing investment away from more costly broad channels, such as television advertising, toward more focused and economical channels for our brands, such as digital media, as well as changes in the timing of marketing spend through the fiscal year; (2) an approximate $0.4 million decrease in salaries, benefits, and other compensation expenses; (3) an approximate $0.4 million decrease in corporate travel expenses; (4) and approximate $0.3 million decrease in other corporate overhead costs; partially offset by (5) an approximate $0.7 million increase in outside professional service fees which includes increased information technology consulting to supplement our in-house information technology staff and increased spending for marketing consulting, and outside legal fees. As a percentage of total sales, Selling, general and administrative expenses decreased to 10.6% in the two quarters ended March 14, 2018, compared to 11.3% in the two quarters ended March 15, 2017.

Provision for Asset Impairments and Restaurant Closings

The approximate $1.4 million provision for asset impairments and restaurant closings, net, for the quarter ended March 14, 2018, was the result of an impairment charge for seven property locations (one of which is included in property held for sale) each written down to its fair value and goodwill at two properties. The approximate $6.0 million impairment charge for the quarter ended March 15, 2017 related to assets at 13 locations, goodwill at six locations, and two properties held for sale written down to their fair value.

The approximate $2.3 million impairment charge for the two quarters ended March 14, 2018 is primarily related to assets at seven property locations, goodwill at two locations, three properties held for sale written down to their fair value, and approximately $0.6 million in net lease termination costs at five property locations. The approximate $6.3 million impairment charge for the two quarters ended March 15, 2017 is primarily related to assets at 13 locations, goodwill at six locations, and four properties held for sale written down to their fair value.

Net Loss (Gain) on Disposition of Property and Equipment

Gain on disposition of property and equipment was approximately $0.2 million in the quarter ended March 14, 2018 and primarily reflects the net gain on the sale of one property partially offset by a write-off at one location. The loss on disposition of property and equipment was approximately $0.3 million in the quarter ended March 15, 2017 and primarily reflects normal asset retirement activity and a write-off at one location.

The approximate $18 thousand net loss on disposition of property and equipment for the two quarters ended March 14, 2018 is primarily related to asset retirements at six property location closures partially offset by net gains on the sale of two property locations. The approximate $0.4 million net loss for disposition of property and equipment for the two quarters ended March 15, 2017 is related to the sale of property and equipment.

Interest Income

Interest income was $5 thousand in the quarter ended March 14, 2018 and $1 thousand in the quarter ended March 15, 2017. Interest income was $11 thousand in the two quarters ended March 14, 2018 and $3 thousand in the two quarters ended March 15, 2017.

Interest Expense

Interest expense was approximately $0.5 million in the quarter ended March 14, 2018 and $0.7 million in the quarter ended March 15, 2017. The decrease reflects acceleration of deferred financing fees related to the extinguishment of debt in the quarter ended March 15, 2017, partially offset by higher interest expense related to higher average debt balances and interest rates paid.

Interest expense decreased $0.1 million to approximately $1.2 million in the two quarters ended March 14, 2018 compared to the two quarters ended March 15, 2017. The decrease in interest expense reflects acceleration of deferred financing fees related to the extinguishment of debt in the quarter ended March 15, 2017, mostly offset by higher interest expense related to higher average debt balances and interest rates paid.

Other Income, Net

Other income, net, consisted primarily of the following components: net rental property income and expenses relating to property for which we are the landlord; prepaid sales tax discounts earned through our participation in state tax prepayment programs; oil and gas royalty income; and changes in the fair value of our interest rate swap agreement.

Other income, net, was approximately $0.2 million of income in the quarter ended March 14, 2018 compared to approximately $0.2 million of expense in the quarter ended March 15, 2017. Increase in the fair value of our interest rate swap and higher net rental income was partially offset by greater gift card related expense and lower prepaid sales tax discounts.

Other income, net, in the two quarters ended March 14, 2018 was approximately $0.3 million of income in the two quarters compared to approximately $0.1 million of expense in the two quarters ended March 15, 2017. Increase in the fair value of our interest rate swap and higher net rental income was partially offset by greater gift card related expense.

Taxes

For the quarter ended March 14, 2018, the income taxes related to continuing operations resulted in a tax provision of approximately $3.4 million compared to a tax provision of approximately $3.6 million for the quarter ended March 15, 2017. The income tax provision for the quarter ended March 14, 2018 primarily reflects remeasuring our deferred tax asset and as a result of the the reduction in the federal statutory tax rate from 35% to 21%. This resulted in a one-time non-cash reduction of approximately $3.2 million to our net deferred tax asset with a corresponding increase to the provision for income taxes in the quarter ended March 14, 2018. For the two quarters ended March 14, 2018, the income taxes related to continuing operations resulted in a tax provision of approximately $3.4 million compared to a tax provision of approximately $2.1 million for the two quarters ended March 15, 2017.

The effective tax rate ("ETR") for continuing operations was a negative 44.0% and a negative 39.0% for the quarters ended March 14, 2018 and March 15, 2017, respectively. The ETR for the quarter ended March 14, 2018 differs from the federal statutory rate of 25.0% due to management's valuation allowance conclusions, anticipated federal jobs credits, state income taxes, and other discrete items.

Discontinued Operations

Discontinued operations resulted in a loss of $111 thousand in the quarter ended March 14, 2018 compared to a loss of $343 thousand in the quarter ended March 15, 2017. The loss from discontinued operations of approximately $111 thousand in the quarter ended March 14, 2018 was related to (1) $6 thousand in carrying costs associated with assets related to discontinued operations and (2) a $105 thousand income tax provision for assets related to discontinued operations. Loss from discontinued operations of $343 thousand in the quarter ended March 15, 2017 consisted of (1) $5 thousand in carrying costs associated with assets related to discontinued operations and (2) an income tax provision of $338 thousand for assets related to discontinued operations.

Discontinued operations resulted in a loss of $146 thousand in the two quarters ended March 14, 2018 compared to a loss of $415 thousand in the two quarters ended March 15, 2017. The loss from discontinued operations of approximately $146 thousand in the two quarters ended March 14, 2018 was related to (1) $8 thousand in carrying costs associated with assets related to discontinued operations and (2) a $138 thousand income tax provision for assets related to discontinued operations. Loss from discontinued operations of $415 thousand in the two quarters ended March 15, 2017 consisted of (1) $12 thousand in carrying costs associated with assets related to discontinued operations and (2) an income tax provision of $403 thousand for assets related to discontinued operations.

LIQUIDITY AND CAPITAL RESOURCES

Cash and Cash Equivalents

General. Our primary sources of short-term and long-term liquidity are cash flows from operations, our Revolver (as defined below), and our Term Loan (as defined below). During the two quarters ended March 14, 2018, cash provided by financing activities of approximately $7.1 million was offset by cash used in operating activities of approximately $2.1 million and cash used in investing activities of approximately $4.5 million. Cash and cash equivalents increased $0.5 million in the two quarters ended March 14, 2018 compared to an approximate $13 thousand increase in the two quarters ended March 15, 2017. We plan to continue the level of capital and repair and maintenance expenditures necessary to keep our restaurants attractive and operating efficiently.

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

The following table summarizes our cash flows from operating, investing, and financing activities:

	Two Quarters Ended
	March 14, 2018	March 15, 2017
	(28 weeks)	(28 weeks)
	(In thousands)
Total cash provided by (used in):
Operating activities	$(2,137)	$6,603
Investing activities	(4,469)	(6,331)
Financing activities	7,115	(259)
Net increase in cash and cash equivalents	$509	$13

Operating Activities. Cash used in operating activities was approximately $2.1 million in the two quarters ended March 14, 2018, an approximate $8.7 million decrease from the two quarters ended March 15, 2017. The approximate $8.7 million decrease in cash provided by operating activities is due to an approximate $2.8 million decrease in cash provided by operations before changes in operating assets and liabilities partially and an approximate $5.9 million decrease in cash provided by changes in operating assets and liabilities for the two quarters ended March 14, 2018.

Cash provided by operating activities before changes in operating assets and liabilities was approximately $1 thousand in the two quarters ended March 14, 2018, an approximate $2.8 million decrease compared to the two quarters ended March 15, 2017. The $2.8 million decrease in cash provided by operating activities before changes in operating assets and liabilities was primarily due to decreased store-level profit from our Company-owned restaurants.

Changes in operating assets and liabilities was an approximate $2.1 million use of cash in the two quarters ended March 14, 2018 and an approximate $3.8 million source of cash in the two quarters ended March 15, 2017. The approximate $5.9 million decrease in the source of cash was due to differences in the change in asset and liability balances between the two quarters ended March 14, 2018 and the two quarters ended March 15, 2017. Increases in current asset accounts are a use of cash while decreases in current asset accounts are a source of cash. During the two quarters ended March 14, 2018, the change in trade accounts and other receivables was an approximate $1.8 million use of cash which was an approximate $2.3 million decrease from the source of cash in the two quarters ended March 15, 2017. The change in insurance receivables was an approximate $0.4 million source of cash which was an approximate $0.4 million increase from the two quarters ended March 15, 2017. The change in food and supplies inventory during the two quarters ended March 14, 2018 was an approximate $0.2 million use of cash which was an approximate $0.2 million decrease from the source of cash in the two quarters ended March 15, 2017. The change in prepaid expenses and other assets was an approximate $0.2 million source of cash during the two quarters ended March 14, 2018, compared to an approximate $0.2 million source of cash in the two quarters ended March 15, 2017. The change in insurance proceeds was an approximate $0.3 million source of cash which was an approximate $0.3 million increase in cash in the two quarters ended March 15, 2017.

Increase in current liability accounts are a source of cash, while decreases in current liability accounts are a use of cash. During the two quarters ended March 14, 2018, changes in the balances of accounts payable, accrued expenses and other liabilities was an approximate $1.0 million use of cash, compared to a source of cash of approximately $3.1 million during the two quarters ended March 15, 2017.

Investing Activities. We generally reinvest available cash flows from operations to develop new restaurants, maintain and enhance existing restaurants and support Culinary Contract Services. Cash used in investing activities was approximately $4.5 million in the two quarters ended March 14, 2018 and approximately $6.3 million in the two quarters ended March 15, 2017. Capital expenditures were approximately $8.0 million in the two quarters ended March 14, 2018 and approximately $8.0 million in the two quarters ended March 15, 2017. Proceeds from the disposal of assets were approximately $2.8 million in the two quarters ended March 14, 2018 and approximately $1.6 million in the two quarters ended March 15, 2017. Insurance proceeds received as a result of claims made from property damage caused by Hurricane Harvey were approximately $0.8 million in the two quarters ended March 14, 2018.

Financing Activities. Cash provided by financing activities was approximately $7.1 million in the two quarters ended March 14, 2018 compared to an approximate $0.3 million use of cash during the two quarters ended March 15, 2017. Cash flows from financing activities was primarily the result of borrowings and repayments related to the 2016 Credit Facility; our Revolver and our Term Loan. During the two quarters ended March 14, 2018, cash provided by Revolver borrowings was approximately $8.6 million, our Term Loan pre-payment was approximately $1.4 million, and cash used for equity shares withheld to cover taxes was approximately $0.1 million. During the two quarters ended March 15, 2017, borrowings on our Term Loan and Revolver exceeded repayments of the 2013 Credit Facility and Revolver by approximately $0.4 million and cash used for debt issuance costs was approximately $0.6 million.

Status of Long-Term Investments and Liquidity

At March 14, 2018, we did not hold any long-term investments.

Status of Trade Accounts and Other Receivables, Net

We monitor the aging of our receivables, including Fuddruckers franchising related receivables, and record provisions for uncollectable accounts, as appropriate. Credit terms of accounts receivable associated with our CCS business vary from 30 to 45 days based on contract terms.

Working Capital

Current assets increased approximately $1.6 million in the two quarters ended March 14, 2018 compared to an decrease of approximately $0.9 million in the two quarters ended March 15, 2017. In the two quarters ended March 14, 2018, trade accounts and other receivables, net increased approximately $1.8 million, cash and cash equivalents increased approximately $0.5 million, and food and supplies inventory increased approximately $0.2 million; partially offset by decreases in prepaid expenses of approximately $0.5 million and insurance receivables of approximately $0.4 million. In the two quarters ended March 15, 2017, trade accounts and other receivables, net, decreased approximately $0.5 million, deferred income taxes decreased approximately $0.3 million, and prepaid expenses decreased approximately $0.1 million.

Current liabilities increased approximately $1.4 million in the two quarters ended March 14, 2018 compared to an increase of approximately $5.8 million in the two quarters ended March 15, 2017. In the two quarters ended March 14, 2018, accrued claims and insurance increased approximately $1.2 million, accounts payable increased approximately $0.8 million, unredeemed gift cards increased approximately $0.7 million, salaries and incentives increased approximately $0.5 million, and income taxes legal and other increased approximately $0.2 million; partially offset by decreases in accrued taxes other than income taxes of approximately $1.5 million, deferred income taxes of approximately $0.4 million, and accrued operating expenses of approximately $0.1 million. In the two quarters ended March 15, 2017, current portion of credit facility debt increased approximately $2.5 million, salaries and incentives increased approximately $1.2 million, unredeemed gift cards increased approximately $0.9 million, accounts payable increased approximately $0.8 million, accrued taxes other than income taxes increased approximately $0.3 million and accrued professional fees increased approximately $0.2 million; partially offset by an approximate $0.1 million decrease in operating expenses.

Capital Expenditures

Capital expenditures consist of purchases of real estate for future restaurant sites, Culinary Contract Services investments, new unit construction, purchases of new and replacement restaurant furniture and equipment, and ongoing remodeling programs. Capital expenditures for the two quarters ended March 14, 2018 were approximately $8.0 million and related to recurring maintenance of our existing units, existing restaurant remodels and rollout of new point of sale and network equipment, improvement of our culinary contract services business and the development of future restaurant sites. We expect to be able to fund all capital expenditures in fiscal 2018 using proceeds from the sale of assets, cash flows from operations and our 2016 Credit Agreement. We expect to spend less than $14.0 million on capital expenditures in fiscal 2018.

DEBT

The following table summarizes credit facility debt, less current portion at March 14, 2018 and August 30, 2017:

	March 14, 2018	August 30, 2017
	(In thousands)
2016 Credit Agreement - Revolver	13,000	4,400
2016 Credit Agreement - Term Loan	25,170	26,585
Total credit facility debt	38,170	30,985
Less unamortized debt issue costs	(249)	(287)
Total credit facility debt, less unamortized debt issuance costs	37,921	30,698
Current portion of credit facility debt	—	—
Total	$37,921	$30,698

Amendment to 2016 Credit Agreement
On April 19, 2018, we amended our 2016 Credit Agreement (as defined below) effective as of March 14, 2018. The amendment accelerates the maturity date of the credit agreement to May 1, 2019, approximately 14 months after the balance sheet date, March 14, 2018. The amendment included the following changes:

•	Aggregate commitments under the senior secured revolving credit facility (“Revolver”) will be reduced from $30.0 million to $27.0 million beginning August 29, 2018.

•	Changed the maturity date of the Revolver and Term Loan to May 1, 2019.

•	Reduced the letter of credit sub-limit from $5.0 million to $2.0 million.

•	Interest rate on LIBOR Rate Loans (LIBOR + Applicable Margin) changed to the following:

◦	LIBOR + 4.50% April 20, 2018 - June 30, 2018

◦	LIBOR + 4.75% July 1, 2018 - September 30, 2018

◦	LIBOR + 5.00% October 1, 2018 - December 31, 2018

◦	LIBOR + 5.25% January 1, 2019 - March 31, 2019

◦	LIBOR + 5.50% April 1, 2019 - Maturity Date

•	Interest rate margin on Base Rate Loans changed to the following:

◦	100 basis points less than the Applicable Margin for LIBOR Rate Loans

•
Maximum Consolidated Total Lease-Adjusted Leverage Ratio (“CTLAL”) is changed to 6.50 to 1.00 at March 14, 2017; 6.75 to 1 at June 6, 2018 and August 29, 2018; and 6.50 to 1 at each measurement period in fiscal 2019.

•
Minimum Consolidated EBITDA covenant required at $7.0 million (thirteen consecutive accounting periods) tested monthly, prior to the second fiscal quarter fiscal 2019 and $7.5 million for each fiscal quarter thereafter (consisting of thirteen consecutive accounting periods).

•	Minimum liquidity covenant requiring for at least $2.0 million in liquidity at all times.

•	Maximum annual maintenance capital expenditures not to exceed $9.6 million for the fiscal year ending August 29, 2018 and $8.5 million in fiscal 2019.

•
Within 30 days of the date of amendment, a senior security interest in and lien on any of our real estate properties identified by the Administrative Agent and loan to value ratio of 0.50 to 1.00 on collateral real estate.

•
Excess liquidity provision requiring any consolidated cash balances of the Borrower and its Subsidiaries in excess of $1.0 million, as reported in the 13-week cash flow reports, used to repay Revolving Credit Loans.

As of April 23, 2018, we are in compliance with all covenants under the terms of the 2016 Credit Agreement, as amended, and had $15.5 million of availability under our Revolver.
As of April 23, 2018, we had $1.3 million in outstanding letters of credit which we use as security for the payment of insurance obligations.
Management has identified approximately 14 owned properties inclusive of assets currently classified as assets related to discontinued operations and Property held for sale on our balance sheet as part of a limited asset disposal plan to accelerate repayment of its outstanding term loans, with an estimated fair value of $25.2 million, as of April 23, 2018. The Finance and Audit Committee, of our Board, approved the limited asset sales plan on April 18, 2018. We estimate that such additional limited asset sales plan will be implemented over the course of the next 18 months. These asset disposal plans, in conjunction with other operational changes, are designed to lower the outstanding debt and to improve our financial condition as we pursue a new credit facility with certain lenders within the existing 2016 credit agreement.
As of March 14, 2018, we would not have been in compliance with the Lease Adjusted Leverage Ratio and Fixed Charge Coverage Ratio covenants of our 2016 Credit Agreement prior to the Second Amendment thereto, which became effective on March 14, 2018. At any determination date, if the results of our covenants exceed the maximums or minimums permitted under our 2016 Credit Agreement, as amended, we would be considered in default under the terms of the agreement which could cause a substantial financial burden by requiring us to repay our debt earlier than otherwise anticipated. Due to negative results in the first two quarters of fiscal 2018, continued under performance in the current fiscal year could cause our financial ratios to exceed the permitted limits under the terms of the 2016 Credit Agreement, as amended.

Senior Secured Credit Agreement
On November 8, 2016, we entered into a $65.0 million Senior Secured Credit Facility with Wells Fargo Bank, National Association, as Administrative Agent and Cadence Bank, NA and Texas Capital Bank, NA, as lenders (“2016 Credit Agreement”). The 2016 Credit Agreement, as amended, was comprised of a $30.0 million 5-year Revolver (the “Revolver”) and a $35.0 million 5-year Term Loan (the “Term Loan”). The maturity date of the 2016 Credit Agreement was November 8, 2021. For this section of this Form 10-Q, capitalized terms that are used but not otherwise defined shall have the meanings given to such terms in the 2016 Credit Agreement.
The 2016 Credit Agreement also provided for the issuance of letters of credit in an aggregate amount equal to the lesser of $5.0 million and the Revolving Credit Commitment, which was $30.0 million as of March 14, 2018. The 2016 Credit Agreement is guaranteed by all of the Company’s present subsidiaries and will be guaranteed by our future subsidiaries.
Until April 19, 2018, we have the option to elect one of two bases of interest rates. One interest rate option is the highest of (a) the Prime Rate, (b) the Federal Funds Rate plus 0.50% and (c) 30-day LIBOR plus 1%, plus, in each case, the Applicable Margin, which ranged from 1.50% to 2.50% per annum. The other interest rate option is the LIBOR plus the Applicable Margin, which ranged from 2.50% to 3.50% per annum. The Applicable Margin under each option is dependent upon our CTLAL at the most recent quarterly determination date.
The Term Loan amortized 7.0% per year (35.0% in 5 years) which includes the quarterly payment of principal. As of March 14, 2018, we have prepaid the required principal payments through March 30, 2019. On December 14, 2016, we entered into an interest rate swap with a notional amount of $17.5 million, representing 50% of the initial outstanding Term Loan.
We are obligated to pay to the Administrative Agent for the account of each lender a quarterly commitment fee based on the average daily unused amount of the commitment of such lender, ranged from 0.30% to 0.35% per annum depending on the CTLAL at the most recent quarterly determination date.
The proceeds of the 2016 Credit Agreement were available for us to (i) pay in full all indebtedness outstanding under the 2013 Credit Agreement as of November 8, 2016, (ii) pay fees, commissions, and expenses in connection with our repayment of the 2013 Credit Agreement, initial extensions of credit under the 2016 Credit Agreement, and (iii) for working capital and general corporate purposes of the Company.
The 2016 Credit Agreement, as amended, contained the following covenants among others:

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
As of March 14, 2018, we had $38.2 million in total outstanding loans and approximately $1.3 million committed under letters of credit, which we use as security for the payment of insurance obligations, and approximately $0.2 million in other indebtedness.
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

NEW ACCOUNTING PRONOUNCEMENTS

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). This update provides a comprehensive new revenue recognition model that requires a company to recognize revenue to depict the transfer of goods or services to a customer at an amount that reflects the consideration it expects to receive in exchange for those goods or services. The guidance also requires additional disclosure about the nature, amount, timing, and uncertainty of revenue and cash flows arising from customer contracts. This update is effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period, which will require us to adopt these provisions in the first quarter of fiscal 2019. Early application is not permitted. This update permits the use of either the retrospective or cumulative effect transition method. Further, in March 2016, the FASB issued ASU No. 2016–08, “Revenue from Contracts with Customers: Principal versus Agent Considerations (Reporting Revenue Gross versus Net),” which clarifies the guidance in ASU No. 2014–09 for evaluating when another party, along with the entity, is involved in providing a good or service to a customer. In April 2016, the FASB issued ASU No. 2016–10, “Revenue from Contracts with Customers: Identifying Performance Obligations and Licensing,” which clarifies the guidance in ASU No. 2014–09 regarding assessing whether promises to transfer goods or services are distinct, and whether an entity's promise to grant a license provides a customer with a right to use or right to access the entity's intellectual property. The Company plans to adopt the standard in the first quarter of fiscal 2019, which is the first fiscal quarter of the annual reporting period beginning after December 15, 2017. We have not yet decided on a method of transition upon adoption. The Company expects the pronouncement may impact gift card revenue recognition and the recognition of the initial franchise fee, which is currently recognized upon the opening of a franchise restaurant. We are further evaluating the effect this guidance will have on our consolidated financial statements and related disclosures.

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
In February 2018, the FASB issued ASU 2018-02, Income Statement—Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. This update allows companies the option to reclassify to retained earnings the tax effects related to items in Accumulated other comprehensive income (loss) as a result of the Tax Cuts and Jobs Act that was enacted on December 22, 2017. This update is effective in fiscal years, including interim periods, beginning after December 15, 2018, and early adoption is permitted. This guidance should be applied either in the period of adoption or retrospectively to each period in which the effects of the change in the U.S. federal income tax rate in the Tax Cuts and Jobs Act is recognized. The Company is still completing its assessment of the impacts including the timing of adoption.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to interest rate risk due to changes in interest rates affecting our variable-rate debt, Term Loan and borrowings under our 2016 Revolver. As of March 14, 2018, the total amount of debt subject to interest rate fluctuations outstanding under our Revolver and Term Loan was $20.7 million. Assuming an average debt balance with interest rate exposure of $20.7 million, a 100 basis point increase in prevailing interest rates would increase our annual interest expense by $0.2 million. The interest rate on our remaining $17.5 million in outstanding debt is fixed plus an applicable margin based on our CTLAL at each determination date, beginning December 14, 2016, under the terms of our interest rate swap agreement. Under the terms of our 2016 Credit Agreement, we are required to manage interest rate risk, utilizing interest rate swaps, on at least 50% of our 2016 Credit Agreement variable rate debt (Term Loan). Prior to November 8, 2016, we did not utilize any interest rate swaps to manage interest rate risk on our variable rate 2013 Credit Facility debt.

We have exposure to various foreign currency exchange rate fluctuations for revenues generated by our operations outside of the United States, which can adversely impact our net income and cash flows. Sales to customers and royalties from franchisees outside the contiguous United States as a percentage of our total revenues was approximately 0.13% and 0.11% in the quarter ended March 14, 2018 and March 15, 2017.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act), as of March 14, 2018. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of March 14, 2018, our disclosure controls and procedures were effective in providing reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the two quarters ended March 14, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II—OTHER INFORMATION

Item 1. Legal Proceedings

There have been no material changes to our legal proceedings as disclosed in “Legal Proceedings” in Item 3 of Part I of our Annual Report on Form 10-K for the fiscal year ended August 30, 2017.

Item 1A. Risk Factors

The following risk factor should be read in conjunction with the Risk Factors discussed in Item 1A of Part I of our Annual Report on Form 10-K for the fiscal year ended August 30, 2017.

We have been harmed in the past and may be harmed in the future by security risks we face in connection with our electronic processing and transmission of confidential customer and employee information or cyber attacks targeting our system in exchange for “ransom” payments.

We accept electronic payment cards for payment in our restaurants. During fiscal 2017, approximately 75% of our restaurant sales were attributable to credit and debit card transactions, and credit and debit card usage could continue to increase. A number of retailers have experienced actual or potential security breaches in which credit and debit card information may have been stolen, including a number of highly publicized incidents with well-known retailers in recent years. In addition, we have been the victim of a cyber attack by hackers who deployed a version of the SamSam ransomware that encrypted electronic files, locking us out of many of our point-of-sale and other systems. These hackers requested a “ransom” payment in exchange for restoring access to these encrypted files. Such attacks, while they did not provide the hackers with access to confidential customer and employee information, did adversely affect our profits due to our temporary inability to operate our restaurants and increased costs associated further protecting and restoring our computer systems. While we have taken preventative measures, no assurances can be provided that we will not be the subject of cyber attacks again in the future.

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

Item 5. Other Information

The information set forth under "Management's Discussion and Analysis of Financial Condition and Results of Operation - Liquidity and Capital Resources - Amendment to 2016 Credit Agreement" is hereby incorporated by reference herein. The foregoing description of the Amendment to the 2016 Credit Agreement does not purport to be complete and is qualified in its entirety by reference to the Amendment filed herewith.

Item 6. Exhibits

4.1
Rights Agreement, dated as of February 15, 2018, by and between the Company and American Stock Transfer & Trust Company, LLC, as rights agent (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form 8-A, filed with the Securities and Exchange Commission on February 16, 2018, File No. 1-08308).

10.1
Second Amendment to Credit Agreement, dated as of April 20, 2018, among the Company, the other credit parties thereto, the lenders from time to time party thereto, Cadence Bank, N.A. and Texas Capital Bank, N.A., as co-syndication agents and Wells Fargo Bank, National Association, as administrative agent, swingline lender, issuing lender, sole lead arranger and sole bookrunner.

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

LUBY’S, INC. (Registrant)

Date:	4/23/2018	By:	/s/ Christopher J. Pappas
Christopher J. Pappas
President and Chief Executive Officer
(Principal Executive Officer)

Date:	4/23/2018	By:	/s/ K. Scott Gray
K. Scott Gray
Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)