Form 10-Q
period 2018-06-06
LUBYS INC
filed 2018-07-23
CIK 16099

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
__________________________
FORM 10-Q
__________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 6, 2018
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

As of July 11, 2018, there were 29,503,642 shares of the registrant’s common stock outstanding.

Luby’s, Inc.
Form 10-Q
Quarter ended June 6, 2018

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

Part I—FINANCIAL INFORMATION

Item 1. Financial Statements

Luby’s, Inc.
Consolidated Balance Sheets
(In thousands, except share data)

	June 6, 2018	August 30, 2017
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$1,509	$1,096
Trade accounts and other receivables, net	7,868	8,011
Food and supply inventories	4,830	4,453
Prepaid expenses	3,356	3,431
Total current assets	17,563	16,991
Property held for sale	22,042	3,372
Assets related to discontinued operations	1,813	2,755
Property and equipment, net	146,488	172,814
Intangible assets, net	18,508	19,640
Goodwill	555	1,068
Deferred income taxes	—	7,254
Other assets	1,982	2,563
Total assets	$208,951	$226,457
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$16,230	$15,937
Liabilities related to discontinued operations	9	367
Credit facility debt	44,028	—
Accrued expenses and other liabilities	28,092	28,076
Total current liabilities	88,359	44,380
Credit facility debt, less current portion	—	30,698
Liabilities related to discontinued operations	16	16
Other liabilities	6,537	7,311
Total liabilities	94,912	82,405
Commitments and Contingencies
SHAREHOLDERS’ EQUITY
Common stock, $0.32 par value; 100,000,000 shares authorized; shares issued were 29,975,193 and 29,624,083, respectively; shares outstanding were 29,475,193 and 29,124,083, respectively	9,592	9,480
Paid-in capital	33,429	31,850
Retained earnings	75,793	107,497
Less cost of treasury stock, 500,000 shares	(4,775)	(4,775)
Total shareholders’ equity	114,039	144,052
Total liabilities and shareholders’ equity	$208,951	$226,457

The accompanying notes are an integral part of these Consolidated Financial Statements.

Luby’s, Inc.
Consolidated Statements of Operations (unaudited)
(In thousands, except per share data)

	Quarter Ended		Three Quarters Ended
	June 6, 2018	June 7, 2017	June 6, 2018	June 7, 2017
	(12 weeks)	(12 weeks)	(40 weeks)	(40 weeks)
SALES:
Restaurant sales	$77,803	$82,594	$256,737	$271,741
Culinary contract services	6,639	4,515	19,413	12,117
Franchise revenue	1,444	1,477	4,732	5,167
Vending revenue	118	133	412	417
TOTAL SALES	86,004	88,719	281,294	289,442
COSTS AND EXPENSES:
Cost of food	22,255	22,922	73,190	76,353
Payroll and related costs	29,392	29,519	96,032	97,486
Other operating expenses	15,023	13,796	48,881	47,207
Occupancy costs	4,609	4,923	15,577	16,720
Opening costs	85	134	490	431
Cost of culinary contract services	6,104	4,194	18,113	10,966
Cost of franchise operations	341	361	1,198	1,378
Depreciation and amortization	4,050	4,639	13,402	15,977
Selling, general and administrative expenses	8,507	6,764	29,219	29,531
Provision for asset impairments and restaurant closings	4,464	869	6,716	7,120
Net loss (gain) on disposition of property and equipment	154	(195)	172	219
Total costs and expenses	94,984	87,926	302,990	303,388
INCOME (LOSS) FROM OPERATIONS	(8,980)	793	(21,696)	(13,946)
Interest income	1	3	12	5
Interest expense	(1,042)	(569)	(2,235)	(1,898)
Other income (expense), net	9	(173)	317	(312)
Income (loss) before income taxes and discontinued operations	(10,012)	54	(23,602)	(16,151)
Provision for income taxes	4,121	431	7,494	2,576
Loss from continuing operations	(14,133)	(377)	(31,096)	(18,727)
Loss from discontinued operations, net of income taxes	(463)	(19)	(608)	(434)
NET LOSS	$(14,596)	$(396)	$(31,704)	$(19,161)
Loss per share from continuing operations:
Basic	$(0.47)	$(0.01)	$(1.04)	$(0.64)
Assuming dilution	$(0.47)	$(0.01)	$(1.04)	$(0.64)
Loss per share from discontinued operations:
Basic	$(0.02)	$(0.00)	$(0.02)	$(0.01)
Assuming dilution	$(0.02)	$(0.00)	$(0.02)	$(0.01)
Net loss per share:
Basic	$(0.49)	$(0.01)	$(1.06)	$(0.65)
Assuming dilution	$(0.49)	$(0.01)	$(1.06)	$(0.65)
Weighted average shares outstanding:
Basic	30,005	29,536	29,863	29,453
Assuming dilution	30,005	29,536	29,863	29,453

 The accompanying notes are an integral part of these Consolidated Financial Statements.

Luby’s, Inc.
Consolidated Statement of Shareholders’ Equity (unaudited)
(In thousands)

	Common Stock						Total
	Issued		Treasury		Paid-In	Retained	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Earnings	Equity
Balance at August 30, 2017	29,624	$9,480	(500)	$(4,775)	$31,850	$107,497	$144,052
Net loss	—	—	—	—	—	(31,704)	(31,704)
Share-based compensation expense	81	25	—	—	1,666	—	1,691
Common stock issued under employee benefit plans	183	59	—	—	(59)	—	—
Common stock issued under nonemployee benefit plans	87	28	—	—	(28)	—	—
Balance at June 6, 2018	29,975	$9,592	(500)	$(4,775)	$33,429	$75,793	$114,039

The accompanying notes are an integral part of these Consolidated Financial Statements.

Luby’s, Inc.
Consolidated Statements of Cash Flows (unaudited)
(In thousands)

	Three Quarters Ended
	June 6, 2018	June 7, 2017
	(40 weeks)	(40 weeks)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(31,704)	$(19,161)
Adjustments to reconcile net loss to net cash provided by operating activities:
Provision for asset impairments and net losses (gains) on property sales	6,599	7,338
Depreciation and amortization	13,402	15,977
Amortization of debt issuance cost	438	316
Share-based compensation expense	1,691	1,203
Deferred tax provision	8,026	2,922
Cash provided by (used in) operating activities before changes in operating assets and liabilities	(1,548)	8,595
Changes in operating assets and liabilities:
Increase in trade accounts and other receivables	(264)	(460)
Decrease in insurance receivables	407	—
Decrease (Increase) in food and supply inventories	(376)	68
Decrease (Increase) in prepaid expenses and other assets	575	(5)
Insurance proceeds	276	—
Decrease in accounts payable, accrued expenses and other liabilities	(3,948)	(4,522)
Net cash provided by (used in) operating activities	(4,878)	3,676
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from disposal of assets and property held for sale	3,363	3,640
Insurance proceeds	756	—
Purchases of property and equipment	(11,730)	(10,114)
Net cash used in investing activities	(7,611)	(6,474)
CASH FLOWS FROM FINANCING ACTIVITIES:
Revolver borrowings	83,200	94,400
Revolver repayments	(68,600)	(122,900)
Proceeds from term loan	—	35,000
Term loan repayments	(1,415)	(3,063)
Debt issuance costs	(213)	(652)
Taxes paid for shares withheld	(70)	—
Net cash provided by financing activities	12,902	2,785
Net increase (decrease) in cash and cash equivalents	413	(13)
Cash and cash equivalents at beginning of period	1,096	1,339
Cash and cash equivalents at end of period	$1,509	$1,326
Cash paid for:
Income taxes	$—	$—
Interest	1,717	1,228

The accompanying notes are an integral part of these Consolidated Financial Statements.

Luby’s, Inc.
Notes to Consolidated Financial Statements (unaudited)

Note 1. Basis of Presentation

The accompanying unaudited Consolidated Financial Statements of Luby’s, Inc. (the “Company” or “Luby’s”) have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements that are prepared for the Company’s Annual Report on Form 10-K. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the quarter ended June 6, 2018 are not necessarily indicative of the results that may be expected for the fiscal year ending August 29, 2018.

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

Correction of Immaterial Errors in Previously Issued Financial Statements
In the third quarter of fiscal 2018, management identified an accounting error in Trade accounts and other receivables, net that overstated Culinary Contract Services (CCS) segment revenues by approximately $1.0 million, in the aggregate. For the fourth fiscal quarter of 2017, current assets was overstated by approximately $0.1 million and net loss was understated by approximately $0.1 million. Based on the immateriality of the error to the fiscal fourth quarter and fiscal 2017 the correction for the error impacting fiscal 2017 was recorded in the first fiscal quarter of 2018. The two fiscal quarters ended March 14, 2018 current assets were overstated by approximately $0.9 million and net loss was understated by approximately $0.9 million, or $0.03 per share. The amounts invoiced to each client were correct in each period, however, certain amounts recorded to the Company's general ledger from point of sale transactions, from one client's location, were duplicated with the amounts included on invoices submitted to that client. While this error was not material to any previously issued annual or quarterly interim consolidated financial statements, management concluded that correcting the cumulative error and related tax effects would be material to the Company's consolidated financial statements for the current fiscal quarter ended June 6, 2018.
Management evaluated the cumulative impact of the errors on prior periods under the guidance in ASC 250-10 relating to SEC Staff Accounting Bulletin (“SAB”) Topic1.M, Assessing Materiality. The Company also evaluated the impact of correcting the errors through an adjustment to its financial statements and concluded, based on the guidance within ASC 250-10 relating to SAB Topic 1.N, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements, to revise its previously issued financial statements to reflect the impact of the correction of these errors when it files subsequent reports on Form 10-Q and Form 10-K. Accordingly, the Company revised its consolidated financial statements for the quarters ended December 20, 2017 (which includes the approximate $0.1 million correction with respect to fiscal 2017) and March 14, 2018, to correct these errors. The prior period error corrections did not change the net cash flows provided by or used in operating, investing or financing activities previously reported.
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

New Accounting Pronouncements - "to be Adopted"

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). This update provides a comprehensive new revenue recognition model that requires a company to recognize revenue to depict the transfer of goods or services to a customer at an amount that reflects the consideration it expects to receive in exchange for those goods or services. The guidance also requires additional disclosure about the nature, amount, timing, and uncertainty of revenue and cash flows arising from customer contracts. This update is effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period, which will require us to adopt these provisions in the first quarter of fiscal 2019. Early application is not permitted. This update permits the use of either the retrospective or cumulative effect transition method. Further, in March 2016, the FASB issued ASU No. 2016–08, “Revenue from Contracts with Customers: Principal versus Agent Considerations (Reporting Revenue Gross versus Net),” which clarifies the guidance in ASU No. 2014–09 for evaluating when another party, along with the entity, is involved in providing a good or service to a customer. In April 2016, the FASB issued ASU No. 2016–10, “Revenue from Contracts with Customers: Identifying Performance Obligations and Licensing,” which clarifies the guidance in ASU No. 2014–09 regarding assessing whether promises to transfer goods or services are distinct, and whether an entity's promise to grant a license provides a customer with a right to use or right to access the entity's intellectual property. The Company plans to adopt the standard in the first quarter of fiscal 2019, which is the first fiscal quarter of the annual reporting period beginning after December 15, 2017. The Company will adopt Topic 606 beginning with its fiscal first quarter 2019 and will apply the guidance retrospectively to each prior period presented. Revenue from franchise royalties is recognized each fiscal period based on contractual royalty rates applied to the franchise’s restaurant sales each fiscal period. Royalties are accrued as earned and are calculated each period based on the franchisee’s reported sales. We do not expect the adoption of this pronouncement to effect this policy. Area development fees and franchise fees are recognized as revenue when the Company has performed all material obligations and initial services. Area development fees are recognized proportionately with the opening of each new restaurant, which generally occurs upon the opening of the new restaurant. Until earned, these fees are accounted for as an accrued liability. We do anticipate the recognition of these elements as separate performance obligations in adopting the new revenue standard. As a result, the Company expects the franchise fee recognition policy to change to recognition over the term of the franchisee agreement and does not expect the impact of recognizing initial franchise fees over the franchise agreement period to have a material effect on our consolidated financial statements.

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

Subsequent Events
On July 12, 2018, we entered into a Consent and Waiver (the "Waiver") to the credit agreement (the "Credit Agreement") among the Company, the lenders from time to time party thereto, Wells Fargo Bank, National Association ("Wells Fargo"), as Administrative Agent, Swingline Lender, Issuing Lender, Sole Lead Arranger and Sole Bookrunner, and Cadence Bank, N.A. and Texas Capital Bank, N.A., as Co-Syndication Agents. Pursuant to the Waiver, the lenders agreed to a waiver of certain existing defaults with respect to certain financial covenants. The waiver is effective as of May 9, 2018 until the earliest to occur of (i) August 10, 2018, (ii) our failure to perform, observe or comply with any covenant, agreement or term contained in the Waiver or (iii) the occurrence of any additional Default or Event of Default (as defined in the Credit Agreement) (the "Compliance Waiver Period").
Pursuant to the Waiver, among other things, we will be required to retain an independent financial adviser to investigate a refinancing or other alternative transactions, the proceeds which will be applied to, among other things, repay the amounts owed under the Credit Agreement. The Waiver further provides that during the Compliance Waiver Period, notwithstanding anything to the contrary in the Credit Agreement, the lenders may make available to the Company Revolving Credit Loans and Letters of Credit under the Credit Agreement, provided, that during the Compliance Waiver Period (i) the Applicable Margin for LIBOR Rate Loans shall be 5.50% and the Applicable Margin for Base Rate Loans shall be 4.5%, (ii) the Interest Period for any Base Rate Loans converted into LIBOR Rate Loans or for any LIBOR Rate Loans borrowed or continued as a LIBOR Rate Loan under the Revolving Credit Facility in each case during the Compliance Waiver Period shall not be longer than one (1) month and (iii) the Revolving Credit Outstandings shall at no time exceed $29.0 million (as those terms are defined in the Credit Agreement).

Note 2. Management's Assessment of Going Concern
The Company sustained a net loss of approximately $14.6 million and approximately $31.7 million in the quarter ended and three quarters ended June 6, 2018, respectively. Cash flow from operations has declined to a use of cash of approximately $4.9 million in the three quarters ended June 6, 2018. The working capital deficit is magnified by the reclassification of the Company's approximate $44.0 million debt under it's Credit Agreement (as defined below) from long-term to short-term due to the debt's May 1, 2019 maturity date. As of June 6, 2018, the Company was in default of certain of its Credit Agreement financial covenants. The Company’s continuation as a going concern is dependent on its ability to generate sufficient cash flows from operations to meet its obligations and obtain alternative financing to refund and repay the current debt owed under it's Credit Agreement. The above conditions raise substantial doubt about the Company’s ability to continue as a going concern.

The accompanying condensed financial statements have been prepared assuming that the Company will continue as a going concern; however, the above condition raises substantial doubt about the Company’s ability to do so. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result should the Company be unable to continue as a going concern.
Management has assessed the Company’s ability to continue as a going concern as of the balance sheet date, and at least one year beyond the financial statement issuance date. The assessment of a company’s ability to meet its obligations is inherently judgmental. Without additional funding, the company may not have sufficient available cash to meet its obligations coming due in the ordinary course of business within one year of the financial statement issuance date. However, the Company has historically been able to successfully secure funding and execute alternative cash management plans to meet its obligations as they become due. The following conditions were considered in management’s evaluation of going concern:

•
The Company announced on April 18, 2018, it identified approximately 14 owned properties inclusive of assets currently classified as Assets related to discontinued operations and Property held for sale on the Company’s balance sheet as part of a limited asset disposal plan to accelerate repayment of its outstanding term loans. The Board of Directors of the Company (the "Board"), approved the limited asset sales plan on April 18, 2018. The Company has identified additional owned properties, in the event it is determined necessary to sell, to reduce the outstanding debt to near zero.

•	The Company obtained a waiver and consent for testing all Credit Agreement covenants until August 10, 2018, from the lenders.

•
Management's plan includes immediate further negotiation of terms and conditions of further debt compliance waivers beyond August 10, 2018. These conditions will include certain milestones of management's plans to utilize existing real estate as collateral to maintain the necessary credit availability while executing on its' refinancing plan before the maturity date of the credit agreement, as amended.

•	The Company has engaged a third-party financial advisor to assist management in pursuing financing transactions.

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

Note 4. Hurricane Harvey

Hurricane Harvey struck the Texas Gulf Coast on August 26, 2017. It meandered along the upper Texas coast for several days bringing unprecedented rain fall resulting in torrential flooding throughout the Greater Houston area. Over 55 Luby’s and Fuddruckers locations in the Texas Gulf Coast region were temporarily closed over varying lengths of time due to the storm. Restaurant sales were negatively impacted by approximately 200 operating days in the aggregate. Two Fuddruckers locations, in the Houston region, were closed on a more than temporary basis, due to extensive flooding which require reconstruction and renovation. The Company estimates that it incurred over approximately $2.0 million in lost sales from the store closures in fiscal 2017. The Company estimates that Loss before income taxes and discontinued operations was negatively impacted by approximately $1.5 million in fiscal 2017 due to the reduced sales and increased costs incurred as a result of the hurricane. During the three quarters ended June 6, 2018, the Company additionally incurred an approximate $0.7 million in direct costs for repairs and other costs related to the hurricane. The Company has open insurance claims related to hurricane damages and losses. As of June 6, 2018, the Company has recovered approximately $1.0 million in insurance proceeds, which includes approximately $0.3 million recognized as a reduction to Other operating expenses as reimbursement of certain direct expenses incurred due to the storm and an approximate $0.3 million recognized as a reduction to one property's assets retirement upon its closure and reported in Net loss (gain) on disposition of property and equipment, as an advance against total claims for estimated damages and losses related to the hurricane.

Note 5. Reportable Segments

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

The total number of Company-owned restaurants was 160 at June 6, 2018 and 167 at August 30, 2017.

Culinary Contract Services

CCS, branded as Luby’s Culinary Contract Services, consists of a business line servicing healthcare, sport stadiums, corporate dining clients, and sales through retail grocery stores. The healthcare accounts are full service and typically include in-room delivery, catering, vending, coffee service, and retail dining. CCS has contracts with long-term acute care hospitals, acute care medical centers, ambulatory surgical centers, behavioral hospitals, sports stadiums, a senior care facility, and business and industry clients. CCS has the unique ability to deliver quality services that include facility design and procurement as well as nutrition and branded food services to our clients. The cost of Culinary Contract Services on the Consolidated Statements of Operations include all food, payroll and related costs, other operating expenses, and other direct general and administrative expenses related to CCS sales.

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

The total number of CCS locations was 25 at June 6, 2018 and 25 at August 30, 2017.

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

The number of franchised restaurants was 109 at June 6, 2018 and 113 at August 30, 2017.

Licensee

In November 1997, a prior owner of the Fuddruckers – World’s Greatest Hamburgers® brand granted to a licensee the exclusive right to use the Fuddruckers proprietary marks, trade dress and system to develop Fuddruckers restaurants in a territory consisting of certain countries in Africa, the Middle East and parts of Asia. As of June 2018, this licensee operated 36 restaurants that are licensed to use the Fuddruckers Proprietary Marks in Saudi Arabia, Egypt, United Arab Emirates, Qatar, Jordan, Bahrain, and Kuwait. The Company does not receive revenue or royalties from these restaurants.

Segment Table

The table on the following page shows segment financial information. The table also lists total assets for each reportable segment. Corporate assets include cash and cash equivalents, property and equipment, assets related to discontinued operations, property held for sale, deferred tax assets, and prepaid expenses.

	Quarter Ended		Three Quarters Ended
	June 6, 2018	June 7, 2017	June 6, 2018	June 7, 2017
	(12 weeks)	(12 weeks)	(40 weeks)	(40 weeks)
	(In thousands)
Sales:
Company-owned restaurants (1)	$77,921	$82,727	$257,149	$272,158
Culinary contract services	6,639	4,515	19,413	12,117
Franchise operations	1,444	1,477	4,732	5,167
Total	$86,004	$88,719	$281,294	$289,442
Segment level profit:
Company-owned restaurants	$6,642	$11,567	$23,469	$34,392
Culinary contract services	535	321	1,300	1,151
Franchise operations	1,103	1,116	3,534	3,789
Total	$8,280	$13,004	$28,303	$39,332
Depreciation and amortization:
Company-owned restaurants	$3,381	$3,825	$11,155	$13,260
Culinary contract services	18	13	54	51
Franchise operations	178	178	592	592
Corporate	473	623	1,601	2,074
Total	$4,050	$4,639	$13,402	$15,977
Capital expenditures:
Company-owned restaurants	$3,152	$1,630	$9,569	$8,963
Culinary contract services	55	—	185	—
Corporate	493	522	1,976	1,151
Total	$3,700	$2,152	$11,730	$10,114

Income (loss) before income taxes and discontinued operations
Segment level profit	$8,280	$13,004	$28,303	$39,332
Opening costs	(85)	(134)	(490)	(431)
Depreciation and amortization	(4,050)	(4,639)	(13,402)	(15,977)
Selling, general and administrative expenses	(8,507)	(6,764)	(29,219)	(29,531)
Provision for asset impairments and restaurant closings	(4,464)	(869)	(6,716)	(7,120)
Net (loss) gain on disposition of property and equipment	(154)	195	(172)	(219)
Interest income	1	3	12	5
Interest expense	(1,042)	(569)	(2,235)	(1,898)
Other income (expense), net	9	(173)	317	(312)
Income (loss) before income taxes and discontinued operations	$(10,012)	$54	$(23,602)	$(16,151)

	June 6, 2018	August 30, 2017
Total assets:
Company-owned restaurants(2)	$160,082	$189,990
Culinary contract services	5,599	3,342
Franchise operations(3)	11,240	11,325
Corporate	32,030	21,800
Total	$208,951	$226,457

(1)
Includes vending revenue of $118 thousand and $133 thousand for the quarters ended June 6, 2018 and June 7, 2017, respectively, and $412 thousand and $417 thousand for the three quarters ended June 6, 2018 and June 7, 2017, respectively.

(2)	Company-owned restaurants segment includes $8.6 million of Fuddruckers trade name, Cheeseburger in Paradise liquor licenses, and Jimmy Buffett intangibles.

(3)	Franchise operations segment includes approximately $10.1 million in royalty intangibles.

Note 6. Derivative Financial Instruments

The Company enters into derivative instruments, from time to time, to manage its exposure to changes in interest rates on a percentage of its long-term variable rate debt. On December 14, 2016, the Company entered into an interest rate swap, pay fixed - receive floating, with a constant notional amount of $17.5 million. The fixed swap rate we pay is 1.965%, plus an applicable margin. The variable rate we receive is one-month LIBOR. The term of the interest rate swap is 5 years. The Company does not apply hedge accounting treatment to this derivative, therefore, changes in fair value of the instrument are recognized in Other income (expense), net. The changes in the interest rate swap fair value resulted in a credit to expense of approximately $0.7 million during the three quarters ended June 6, 2018 and an expense of approximately $0.2 million in the three quarters ended June 7, 2017.

The Company does not hold or use derivative instruments for trading purposes.

Note 7. Fair Value Measurements

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

 Recurring fair value measurements related to assets are presented below:

		Fair Value Measurement Using
	June 6, 2018	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Valuation Method
Recurring Fair Value - Assets		(In thousands)
Continuing Operations:
Derivative - Interest Rate Swap(1)	$435	$—	$435	$—	Discounted Cash Flow
(1) The fair value of the interest rate swap is recorded in Other assets on the Company's Consolidated Balance Sheets.

Recurring fair value measurements related to liabilities are presented below:

		Fair Value Measurement Using
	June 6, 2018	Quoted Prices in Active Markets for Identical Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Valuation Method
Recurring Fair Value - Liabilities		(In thousands)
Continuing Operations:
TSR Performance Based Incentive Plan(1)	$229	$—	$229	$—	Monte Carlo Simulation
(1) The fair value of the Company's 2016 and 2017 Performance Based Incentive Plan liabilities were approximately $167 thousand and $62 thousand, respectively, and is recorded in Other liabilities on the Company's Consolidated Balance Sheet. See Note 14 to the Company's consolidated financial statements in this Form 10-Q for further discussion of Performance Based Incentive Plan.

		Fair Value Measurement Using
	June 7, 2017	Quoted Prices in Active Markets for Identical Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Valuation Method
Recurring Fair Value - Liabilities		(In thousands)
Continuing Operations:
TSR Performance Based Incentive Plan(1)	$464	$—	$464	$—	Monte Carlo Simulation
Derivative - Interest Rate Swap(2)	221	—	221	—	Discounted Cash Flow
Total liabilities at Fair Value	$685	$—	$685	$—
(1) The fair value of the Company's 2015, 2016 and 2017 Performance Based Incentive Plan liabilities were approximately $117 thousand, $270 thousand, and $77 thousand, respectively, and is recorded in Other liabilities on the Company's Consolidated Balance Sheet.
(2) The fair value of the interest rate swap is recorded in Other liabilities on the Company's Consolidated Balance Sheet.

Non-recurring fair value measurements related to impaired property held for sale, property and equipment, and goodwill consisted of the following:

		Fair Value Measurement Using
	June 6, 2018	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Impairments(4)
Nonrecurring Fair Value Measurements		(In thousands)
Continuing Operations
Property held for sale(1)	$9,074	$—	$—	$9,074	$(2,808)
Property and equipment related to company-owned restaurants(2)	1,519	—	—	1,519	(2,721)
Goodwill (3)	—	—	—	—	(513)
Total Nonrecurring Fair Value Measurements	$10,593	$—	$—	$10,593	$(6,042)
Discontinued Operations
Property held for sale(5)	$1,800	$—	$—	$1,800	$(100)
(1) In accordance with Subtopic 360-10, long-lived assets held for sale with a carrying value of approximately $12.9 million were written down to their fair value, less approximately $1.0 million proceeds on sales and cost to sell, of approximately $9.1 million, resulting in an impairment charge of approximately $2.8 million.
(2) In accordance with Subtopic 360-10, long-lived assets held and used with a carrying amount of approximately $4.2 million were written down to their fair value of approximately $1.5 million, resulting in an impairment charge of approximately $2.7 million.
(3) In accordance with Subtopic 350-20, goodwill with a carrying value of approximately $0.5 million was written down to zero, resulting in an impairment charge of approximately $0.5 million.
(4) Total impairments for continuing operations are included in Provision for asset impairments and restaurant closings in the Company's Consolidated Statement of Operations for the three quarters ended June 6, 2018.
(5) In accordance with Subtopic 205-20, discontinued operations held for sale with a carrying value of approximately $1.9 million were written down to their fair value, less costs to sell, of approximately $1.8 million, resulting in an impairment charge of approximately $0.1 million. This charge is included in Loss for discontinued operations on the Company's Statement of Operations for the three quarters ended June 6, 2018.

		Fair Value Measurement Using
	June 7, 2017	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Impairments(4)
Nonrecurring Fair Value Measurements		(In thousands)
Continuing Operations
Property held for sale(1)	$3,626	$—	$—	$3,626	$(735)
Property and equipment related to company-owned restaurants (2)	1,410	—	—	1,410	(5,476)
Goodwill (3)	—	—	—	—	(537)
Total Nonrecurring Fair Value Measurements	$5,036	$—	$—	$5,036	$(6,748)
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
(3) In accordance with Subtopic 350-20, goodwill with a carrying value of approximately $0.5 million was written down to zero, resulting in an impairment charge of approximately $0.5 million.
(4) Total impairments are included in Provision for asset impairments and restaurant closings in the Company's Consolidated Statement of Operations in the three quarters ended June 7, 2017.

Note 8. Income Taxes

On December 22, 2017, President Donald J. Trump signed into law U.S. tax reform legislation that is commonly referred to as the Tax Cuts and Jobs Act (the “Tax Act”). The enactment date occurred during the second quarter of fiscal 2018 and the impact on our income tax accounts of the Tax Act are accounted for in the period of enactment, in accordance with ASC 740. The Tax Act makes broad and complex changes to the U.S. tax code and most notably to the Company, the Tax Act lowered the federal statutory tax rate from 35 percent to 21 percent effective January 1, 2018. In accordance with the application of IRC Section 15, the Company's federal statutory tax rate for fiscal 2018 is now 25 percent, representing a blended tax rate for the current fiscal year based on the number of days in the fiscal year before and after the effective date. For subsequent years, the Company's federal statutory tax rate will be 21 percent. The Company was also required to remeasure its temporary differences using the new federal statutory tax rate in the period in which the Tax Act was enacted. The Company's deferred tax position is a net asset and as a result, the reduction in the federal statutory tax rate resulted in a one-time non-cash adjustment to the Company's net deferred tax balance of approximately $3.2 million with a corresponding increase to the provision for income taxes in the second quarter of fiscal 2018.

The effects of the Tax Act on the Company's income tax accounts were reflected in the fiscal 2018 financial statements as determined or as reasonably estimated provisional amounts based on available information, subject to interpretation in accordance with the SEC's Staff Accounting Bulletin No. 118 ("SAB 118"). SAB 118 provides guidance on accounting for the effects of the Tax Act where such determinations are incomplete; however, the Company was able to determine a provisional estimate of the effects of the Tax Act on its income tax accounts.

No cash payments of estimated federal income taxes were made during the three quarters ended June 6, 2018 and June 7, 2017, respectively. Deferred tax assets and liabilities are recorded based on differences between the financial reporting basis and the tax basis of assets and liabilities using currently enacted rates and laws that will be in effect when the differences are expected to reverse.

Deferred tax assets are recognized to the extent future taxable income is expected to be sufficient to utilize those assets prior to their expiration. If current available evidence and information raises doubt regarding the realization of the deferred tax assets, on a more likely than not basis, a valuation allowance is necessary. In evaluating our ability to realize the Company's deferred tax assets, the Company considered available positive and negative evidence, including a debt covenant waiver, scheduled reversals of deferred tax liabilities, tax-planning strategies, and results of recent operations. As of June 6, 2018, management determined that for the three quarters ended June 6, 2018 a full valuation allowance on the Company's net deferred tax assets was necessary. Management's valuation allowance for deferred tax assets considered the entire net deferred tax assets deemed to not be realizable.

Management believes that adequate provisions for income taxes have been reflected in the financial statements and is not aware of any significant exposure items that have not been reflected in the financial statements. Amounts considered probable of settlement within one year have been included in the accrued expenses and other liabilities in the accompanying Consolidated Balance Sheet.

Note 9. Property and Equipment, Intangible Assets and Goodwill

The costs, net of impairment, and accumulated depreciation of property and equipment at June 6, 2018 and August 30, 2017, together with the related estimated useful lives used in computing depreciation and amortization, were as follows:

	June 6, 2018	August 30, 2017	Estimated Useful Lives (years)
	(In thousands)
Land	$49,687	$60,414		—
Restaurant equipment and furnishings	71,655	73,411	3	to	15
Buildings	135,297	153,041	20	to	33
Leasehold and leasehold improvements	27,136	26,953	Lesser of lease term or estimated useful life
Office furniture and equipment	3,604	3,684	3	to	10
Construction in progress	35	35		—
	287,414	317,538
Less accumulated depreciation and amortization	(140,926)	(144,724)
Property and equipment, net	$146,488	$172,814
Intangible assets, net	$18,508	$19,640	15	to	21

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

The aggregate amortization expense related to intangible assets subject to amortization was approximately $1.1 million for the three quarters ended June 6, 2018 and approximately $1.1 million for three quarters ended June 7, 2017, respectively. The aggregate amortization expense related to intangible assets subject to amortization is expected to be approximately $1.4 million in each of the next five successive fiscal years.

The following table presents intangible assets as of June 6, 2018 and August 30, 2017:

	June 6, 2018			August 30, 2017
	(In thousands)			(In thousands)
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible Assets Subject to Amortization:

Fuddruckers trade name and franchise agreements	$29,486	$(11,025)	$18,461	$29,486	$(9,943)	$19,543

Cheeseburger in Paradise trade name and license agreements	357	(310)	47	416	(319)	97

Intangible assets, net	$29,843	$(11,335)	$18,508	$29,902	$(10,262)	$19,640

In fiscal 2010, the Company recorded an intangible asset for goodwill in the amount of approximately $0.2 million related to the acquisition of substantially all of the assets of Fuddruckers. The Company also recorded, in fiscal 2013, an intangible asset for goodwill in the amount of approximately $2.0 million related to the acquisition of Cheeseburger in Paradise. Goodwill is considered to have an indefinite useful life and is not amortized. Management performs its formal annual assessment as of the second quarter each fiscal year. The individual restaurant level is the level at which goodwill is assessed for impairment under ASC 350. In accordance with our understanding of ASC 350, we have allocated the goodwill value to each reporting unit in proportion to each location’s fair value at the date of acquisition. The Company performs assessments on an interim basis if an event occurs or circumstances exist that indicate that it is more likely than not that a goodwill impairment exists. The result of these second quarter and interim assessments in the three quarters ended June 6, 2018 and the three quarters ended June 7, 2017 was impairment of goodwill of approximately $0.5 million and $0.5 million, respectively. As of June 6, 2018, of the 23 Cheeseburger in Paradise locations that were acquired, seven locations remain operating as Cheeseburger in Paradise restaurants and of the restaurants closed for conversion to Fuddruckers, three locations remain operating as a Fuddruckers restaurant. Five locations were removed due to their lease term expiring, four locations were subleased to franchisees, and the remaining four were closed and held for future use.

Goodwill, net of accumulated impairments of approximately $1.6 million, was approximately $0.6 million as of June 6, 2018 and net of accumulated impairments of approximately $1.1 million, was approximately $1.1 million as of August 30, 2017, respectively, and relates to our Company-owned restaurants reportable segment.

Note 10. Impairment of Long-Lived Assets, Discontinued Operations, Property Held for Sale and Store Closings

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

The Company recognized the following impairment charges to income from operations:

	Three Quarters Ended
	June 6, 2018	June 7, 2017
	(40 weeks)	(40 weeks)
	(In thousands, except per share data)
Provision for asset impairments and restaurant closings	$6,716	$7,120
Net loss on disposition of property and equipment	172	219

	$6,888	$7,339
Effect on EPS:
Basic	$(0.23)	$(0.25)
Assuming dilution	$(0.23)	$(0.25)

The approximate $6.7 million impairment charge for the three quarters ended June 6, 2018 is primarily related to assets at ten property locations, goodwill at three locations, ten properties held for sale written down to their fair value, and approximately $0.7 million in net lease termination costs at five property locations.

The approximate $7.1 million impairment charge for the three quarters ended June 7, 2017 is primarily related to assets at 14 locations, goodwill at six property locations, five properties held for sale written down to their fair value, and approximately $0.4 million in net lease termination costs at four property locations.

The approximate $0.2 million net loss for the three quarters ended June 6, 2018 is primarily related to asset retirements at six property location closures partially offset by net gains on the sale of three property locations of approximately $0.2 million.

The approximate $0.2 million net loss for the three quarters ended June 7, 2017 is primarily related to routine asset retirements partially offset by the gain on the sale of one property of approximately $0.4 million.

Discontinued Operations

On March 21, 2014, the Board approved a plan focused on improving cash flow from the acquired Cheeseburger in Paradise leasehold locations. This underperforming Cheeseburger in Paradise leasehold disposal plan called for certain Cheeseburger in Paradise restaurants closure or conversion to Fuddruckers restaurants. As of June 6, 2018, no locations remain classified as discontinued operations in this plan.

As a result of the first quarter fiscal 2010 adoption of the Company’s Cash Flow Improvement and Capital Redeployment Plan, the Company reclassified 24 Luby’s Cafeterias to discontinued operations. As of June 6, 2018, one location remains held for sale.

The following table sets forth the assets and liabilities for all discontinued operations:

	June 6, 2018	August 30, 2017
	(In thousands)
Property and equipment	$1,813	$1,872
Deferred tax assets	—	883
Assets related to discontinued operations—non-current	$1,813	$2,755
Deferred income taxes	$—	$354
Accrued expenses and other liabilities	9	13
Liabilities related to discontinued operations—current	$9	$367
Other liabilities	$16	$16
Liabilities related to discontinued operations—non-current	$16	$16

As of June 6, 2018, under both closure plans, the Company had one property classified as discontinued operations. The asset carrying value of the owned property was approximately $1.8 million and is included in assets related to discontinued operations. The Company is actively marketing this property for sale. The asset carrying value at one other property with a ground lease, included in discontinued operations, was previously impaired to zero.

The following table sets forth the sales and pretax losses reported from discontinued operations:

	Three Quarters Ended
	June 6, 2018	June 7, 2017
	(40 weeks)	(40 weeks)
	(In thousands, except discontinued locations)
Sales	$—	$—

Pretax loss	$(73)	$(20)
Income tax expense from discontinued operations	(535)	(414)
Loss from discontinued operations, net of income taxes	$(608)	$(434)

The following table summarizes discontinued operations for the three quarters of fiscal 2018 and 2017:

	Three Quarters Ended
	June 6, 2018	June 7, 2017
	(40 weeks)	(40 weeks)
	(In thousands, except per share data)
Discontinued operating loss	$(14)	$(20)
Impairments	(59)	—
Pretax loss	(73)	(20)
Income tax expense from discontinued operations	(535)	(414)
Loss from discontinued operations, net of income taxes	$(608)	$(434)
Effect on EPS from discontinued operations—basic	$(0.02)	$(0.01)

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

Property held for sale includes unimproved land, closed restaurant properties, properties with operating restaurants the Board approved for sale, and related equipment for locations not classified as discontinued operations. The specific assets are valued at the lower of net depreciable value or net realizable value.

At June 6, 2018, the Company had 18 owned properties, of which two restaurants are located on one property, recorded at approximately $22.0 million in property held for sale. The pretax profit (loss) for the disposal group of locations for the fiscal quarters and year to date periods presented were $(2.0) million and $(2.0) million for the periods ended June 6, 2018 and $0.5 million and $1.0 million for the periods ended June 7, 2017, respectively.

At August 30, 2017, the Company had four owned properties recorded at approximately $3.4 million in property held for sale.

The Company is actively marketing the locations currently classified as property held for sale.

Abandoned Leased Facilities - Reserve for Store Closings

As of June 6, 2018, the Company classified seven restaurant leased locations in Arkansas, Illinois, Indiana, Maryland, New York, Oklahoma, and Virginia as abandoned. Although the Company remains obligated under the terms of the leases for the rent and other costs that may be associated with the leases, the Company decided to cease operations and has no foreseeable plans to occupy the spaces as a company restaurant in the future. During the three quarters ended June 6, 2018, the Company recorded an increase to the liability for lease termination expense and charged to earnings, in Provision for asset impairments and restaurant closings of approximately $0.7 million. The liability is equal to the total amount of rent and other direct costs for the remaining period of time the properties will be unoccupied plus the present value of the amount by which the rent paid by the Company to the landlord exceeds any rent paid to the Company by a tenant under a sublease over the remaining period of the lease terms. Accrued lease termination expense was approximately $1.0 million and $0.5 million as of June 6, 2018 and August 30, 2017, respectively.

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

Construction Activity

From time to time, the Company enters into non-cancelable contracts for the construction of its new restaurants. This construction activity exposes the Company to the risks inherent in this industry, including but not limited to rising material prices, labor shortages, delays in getting required permits and inspections, adverse weather conditions, and injuries sustained by workers, and contract termination expenses. The Company had no non-cancelable contracts commitment as of June 6, 2018.

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

Under the terms of the Amended and Restated Master Sales Agreement, the Pappas entities may provide specialized (customized) equipment fabrication and basic equipment maintenance, including stainless steel stoves, shelving, rolling carts, and chef tables. The Company incurred $31 thousand and $4 thousand under the Amended and Restated Master Sales Agreement for custom-fabricated and refurbished equipment in the three quarters ended June 6, 2018 and June 7, 2017, respectively. The Company also incurred $2 thousand of other operating expenses from the Pappas entities in the three quarters ended June 6, 2018. Services provided under this agreement are subject to review and approval by the Finance and Audit Committee of the Board.

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

On November 22, 2006, the Company executed a new lease agreement with respect to this shopping center. Effective upon the Company’s relocation and occupancy into the new space in July 2008, the new lease agreement provides for a primary term of approximately 12 years with two subsequent five-year options and gives the landlord an option to buy out the tenant on or after the calendar year 2015 by paying the then unamortized cost of improvements to the tenant. The Company paid rent of $22.00 per square foot plus maintenance, taxes, and insurance during the remaining primary term of the lease. Thereafter, the lease provides for increases in rent at set intervals. The Company made payments of approximately $0.3 million and approximately $0.3 million in the three quarters ended June 6, 2018 and June 7, 2017, respectively. The new lease agreement was approved by the Finance and Audit Committee.

In the third quarter of fiscal 2014, on March 12, 2014, the Company executed a new lease agreement for one of the Company's Houston Fuddruckers locations with Pappas Restaurants, Inc. The lease provides for a primary term of approximately six years with two subsequent five-year options. Pursuant to the lease agreement, the Company paid $27.56 per square foot plus maintenance, taxes, and insurance from March 12, 2014 until November 30, 2016. Currently, the lease agreement provides for increases in rent at set intervals. The Company made payments of approximately $0.1 million and approximately $0.1 million in the three quarters ended June 6, 2018 and June 7, 2017, respectively.

	Three Quarters Ended
	June 6, 2018	June 7, 2017
	(40 weeks)	(40 weeks)
	(In thousands, except percentages)
Affiliated costs incurred:
Capital expenditures	$34	$4
Other operating expenses, occupancy costs and opening costs, including property leases	470	431
Total	$504	$435
Relative total Company costs:
Selling, general and administrative expenses	$29,219	$29,531
Capital expenditures	11,730	10,114
Other operating expenses, occupancy costs and opening costs	64,948	64,358
Total	$105,897	$104,003
Affiliated costs incurred as a percentage of relative total Company costs	0.48%	0.42%

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

Paulette Gerukos, Vice President of Human Resources of the Company, is the sister-in-law of Harris J. Pappas, who is a director of the Company.

Note 13. Debt

The following table summarizes credit facility debt, less current portion at June 6, 2018 and August 30, 2017:

	June 6, 2018	August 30, 2017
Short-Term Debt	(In thousands)
Credit Agreement - Revolver	$19,000	$—
Credit Agreement - Term Loan	25,170	—
Total credit facility debt	44,170	—
Less unamortized debt issue costs	(142)	—
Credit facility debt	$44,028	$—
Long-Term Debt
Credit Agreement - Revolver	$—	$4,400
Credit Agreement - Term Loan	—	26,585
Total credit facility debt	—	30,985
Less unamortized debt issue costs	—	(287)
Total credit facility debt, less unamortized debt issuance costs	—	30,698
Current portion of credit facility debt	—	—
Credit facility debt, less current portion	$—	$30,698

Consent and Waiver to 2016 Credit Agreement
On July 12, 2018, the Company entered into a Consent and Waiver (the "Waiver") to the credit agreement (the "Credit Agreement") among the Company, the lenders from time to time party thereto, Wells Fargo Bank, National Association ("Wells Fargo"), as Administrative Agent, Swingline Lender, Issuing Lender, Sole Lead Arranger and Sole Bookrunner, and Cadence Bank, N.A. and Texas Capital Bank, N.A., as Co-Syndication Agents. Pursuant to the Waiver, the lenders agreed to a waiver of certain existing defaults with respect to certain financial covenants. The waiver is effective as of May 9, 2018 until the earliest to occur of (i) August 10, 2018, (ii) the failure of the Company to perform, observe or comply with any covenant, agreement or term contained in the Waiver or (iii) the occurrence of any additional Default or Event of Default (as defined in the Credit Agreement) (the "Compliance Waiver Period").
Pursuant to the Waiver, among other things, the Company has retained an independent financial advisor to pursue refinancing transactions, the proceeds which will be applied to, among other things, repay the amounts owed under the Credit Agreement. The Waiver further provides that during the Compliance Waiver Period, notwithstanding anything to the contrary in the Credit Agreement, the lenders may make available to the Company Revolving Credit Loans and Letters of Credit under the Credit Agreement, provided, that during the Compliance Waiver Period (i) the Applicable Margin for LIBOR Rate Loans shall be 5.50% and the Applicable Margin for Base Rate Loans shall be 4.50%, (ii) the Interest Period for any Base Rate Loans converted into LIBOR Rate Loans or for any LIBOR Rate Loans borrowed or continued as a LIBOR Rate Loan under the Revolving Credit Facility in each case during the Compliance Waiver Period shall not be longer than one (1) month and (iii) the Revolving Credit Outstandings shall at no time exceed $29.0 million (as those terms are defined in the Credit Agreement).

Amendment to 2016 Credit Agreement
On April 20, 2018, the Company amended our 2016 Credit Agreement (as defined below) effective as of March 14, 2018 (as amended, the "Credit Agreement). The amendment accelerates the maturity date of the Credit Agreement to May 1, 2019, approximately 11 months after the balance sheet date, June 6, 2018. The amendment included the following changes:

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

•
Maximum Consolidated Total Lease-Adjusted Leverage Ratio (“CTLAL”) is changed to 6.50 to 1.00 at March 14, 2018; 6.75 to 1.00 at June 6, 2018 and August 29, 2018; and 6.50 to 1.00 at each measurement period in fiscal 2019.

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

As of July 23, 2018, the Company is in compliance with all covenants under the terms of the Waiver and had $4.0 million of availability under the Revolver.
As of July 23, 2018, the Company had $1.3 million in outstanding letters of credit which it uses as security for the payment of insurance obligations.
Management has identified approximately 14 owned properties inclusive of assets currently classified as Assets related to discontinued operations and Property held for sale on the Company’s Balance Sheet, as of June 6, 2018, as part of a limited asset disposal plan to accelerate repayment of its outstanding term loans. The Board approved the limited asset sales plan on April 18, 2018. The Company estimates that such additional limited asset sales plan will be implemented over the course of the next 18 months. These asset disposal plans, in conjunction with other operational changes, are designed to lower the outstanding debt and to improve the Company’s financial condition as the Company pursues a new credit facility.
As of March 14, 2018, the Company would not have been in compliance with the Company’s Lease Adjusted Leverage Ratio and Fixed Charge Coverage Ratio covenants of the Credit Agreement prior to the Second Amendment thereto, which became effective on March 14, 2018. At any determination date, if the results of the Company's covenants exceed the maximums or minimums permitted under its 2016 Credit Agreement, the Company would be considered in default under the terms of the agreement which could cause a substantial financial burden by requiring the Company to repay the debt earlier than otherwise anticipated. Due to negative results in the first three quarters of fiscal 2018, continued under performance in the current fiscal year could cause the Company's financial ratios to exceed the permitted limits under the terms of the Credit Agreement.

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
The 2016 Credit Agreement also provided for the issuance of letters of credit in an aggregate amount equal to the lesser of $5.0 million and the Revolving Credit Commitment, which was $30.0 million as of June 6, 2018. The 2016 Credit Agreement is guaranteed by all of the Company’s present subsidiaries and will be guaranteed by our future subsidiaries.
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
As of June 6, 2018, the Company had $44.2 million in total outstanding loans and approximately $1.3 million committed under letters of credit, which it uses as security for the payment of insurance obligations, and approximately $0.2 million in other indebtedness.
Note 14. Share-Based Compensation

We have two active share based stock plans, the Luby's Incentive Stock Plan, as amended and restated effective December 5, 2015 (the "Employee Stock Plan") and the Nonemployee Director Stock Plan. Both plans authorize the granting of stock options, restricted stock, and other types of awards consistent with the purpose of the plans.

Of the aggregate 2.1 million shares approved for issuance under the Nonemployee Director Stock Plan, (which amount includes shares authorized under the original plan and shares authorized pursuant to the amended and restated plan effective as of February 9, 2018), 1.3 million options, restricted stock units and restricted stock awards were granted, and 0.1 million options were canceled or expired and added back into the plan, since the plan’s inception. Approximately 1.0 million shares remain available for future issuance as of June 6, 2018. Compensation cost for share-based payment arrangements under the Nonemployee Director Stock Plan, recognized in selling, general and administrative expenses for the three quarters ended June 6, 2018 and June 7, 2017 were approximately $0.4 million and $0.5 million, respectively.

Of the aggregate 4.1 million shares approved for issuance under the Employee Stock Plan, as amended, 7.3 million options and restricted stock units were granted, and 3.8 million options and restricted stock units were canceled or expired and added back into the plan, since the plan’s inception in 2005. Approximately 0.6 million shares remain available for future issuance as of June 6, 2018. Compensation cost for share-based payment arrangements under the Employee Stock Plan, recognized in selling, general and administrative expenses was approximately $0.7 million for the three quarters ended June 6, 2018 and June 7, 2017 were approximately, respectively.

Stock Options

Stock options granted under either the Employee Stock Plan or the Nonemployee Director Stock Plan have exercise prices equal to the market price of the Company’s common stock at the date of the grant.

Option awards under the Nonemployee Director Stock Plan generally vest 100% on the first anniversary of the grant date and expire ten years from the grant date. No options were granted under the Nonemployee Director Stock Plan in the three quarters ended June 6, 2018. No options to purchase shares were outstanding under this plan as of June 6, 2018.

Options granted under the Employee Stock Plan generally vest 50% on the first anniversary date of the grant date, 25% on the second anniversary of the grant date and 25% on the third anniversary of the grant date, with all options expiring ten years from the grant date. All options granted in the three quarters ended June 6, 2018 were granted under the Employee Stock Plan. Options to purchase 1,668,133 shares at option prices of $2.82 to $5.95 per share remain outstanding as of June 6, 2018.

A summary of the Company’s stock option activity for the quarter ended June 6, 2018 is presented in the following table:

	Shares Under Fixed Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
		(Per share)	(In years)	(In thousands)
Outstanding at August 30, 2017	1,345,916	$4.64	6.4	$—
Granted	449,410	2.82	—	—
Forfeited	(82,392)	3.88	—	—
Expired	(44,801)	7.89	—	—
Outstanding at June 6, 2018	1,668,133	$4.10	6.8	$—
Exercisable at June 6, 2018	1,080,822	$4.54	5.5	$—

The intrinsic value for stock options is defined as the difference between the current market value, or closing price on June 6, 2018, and the grant price on the measurement dates in the table above.

At June 6, 2018, there was approximately $0.4 million of total unrecognized compensation cost related to unvested options that are expected to be recognized over a weighted-average period of 1.8 years.

Restricted Stock Units

Grants of restricted stock units consist of the Company’s common stock and generally vest after three years. All restricted stock units are cliff-vested. Restricted stock units are valued at the closing market price of the Company’s common stock at the date of grant.

A summary of the Company’s restricted stock unit activity during the three quarters ended June 6, 2018 is presented in the following table:

	Restricted Stock Units	Weighted Average Fair Value	Weighted- Average Remaining Contractual Term
		(Per share)	(In years)
Unvested at August 30, 2017	404,364	$4.54	1.8
Granted	244,748	2.83	—
Vested	(99,495)	4.42	—
Forfeited	(32,326)	3.87	—
Unvested at June 6, 2018	517,291	$3.79	2.0

At June 6, 2018, there was approximately $0.9 million of total unrecognized compensation cost related to unvested restricted stock units that is expected to be recognized over a weighted-average period of 2.0 years.

Performance Based Incentive Plan

For fiscal years 2015 - 2018, The Company approved a Total Shareholder Return ("TSR") Performance Based Incentive Plan (“Plan”). Each Plan’s award value varies from 0% to 200% of a base amount, as a result of the Company’s TSR performance in comparison to its peers over the respective measurement period. Each Plan’s vesting period is three years.
The Plans for fiscal years 2015 - 2017 provides for a right to receive an unspecified number of shares of common stock under the Employee Stock Plan based on the total shareholder return ranking compared to a selection of peer companies over the three-year vesting period, for each plan year. The number of shares at the end of the three-year period will be determined as the award value divided by the closing stock price on the last day of each fiscal year, accordingly. Each three-year measurement period is designated a plan year name based on year one of the measurement period. Since the plans provide for an undeterminable number of awards, the plans are accounted for as liability based plans. The liability valuation estimate for each plan year has been determined based on a Monte Carlo simulation model. Based on this estimate, management accrues expense ratably over the three-year service periods. A valuation estimate of the future liability associated with each fiscal year's performance award plan is performed periodically with adjustments made to the outstanding liability at each reporting period to properly state the outstanding liability for all plan years in the aggregate as of the respective balance sheet date. As of June 6, 2018, the valuation estimate which represents the fair value of the performance awards liability for all plan years 2016 and 2017, resulted in an approximate $0.1 million decrease in the aggregate liability. The 2015 TSR Performance Based Incentive Plan vested for each active participant on August 30, 2017 and a total of 187,883 shares were awarded under the Plan at 50% of the original target. The fair value of the 2015 plan's liability in the amount of $496 thousand was converted to equity and the number of shares awarded for the 2015 TSR Performance Based Incentive Plan was based on the Company's stock price at closing on the last day of fiscal 2017. The number of shares at the end of each plan's three-year periods will be determined as the award value divided by the Company's closing stock price on the last day of the plan's fiscal year.
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
Non-cash compensation expense related to the Company's TSR Performance Based Incentive Plans was approximately $69 thousand and a credit of $329 thousand in the three quarters ended June 6, 2018 and June 7, 2017, respectively, and is recorded in Selling, general and administrative expenses.
A summary of the Company’s restricted stock Performance Based Incentive Plan activity during the three quarters ended June 6, 2018 is presented in the following table:

	Units	Weighted Average Fair Value
		(Per share)
Unvested at August 30, 2017	0	$—
Granted	561,177	3.33
Vested	(187,883)	2.64
Unvested at June 6, 2018	373,294	$3.68

At March 14, 2018, there was approximately $1.2 million of total unrecognized compensation cost related to 2018 TSR Performance Based Incentive Plan that is expected to be recognized over a weighted-average period of 2.2 years.

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

Note 15. Earnings Per Share

Basic net income per share is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding and unvested restricted stock for the reporting period. Diluted net income per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. For the calculation of diluted net income per share, the basic weighted average number of shares is increased by the dilutive effect of stock options determined using the treasury stock method. Stock options excluded from the computation of net income per share for the quarter ended June 6, 2018 include 1,668,133 shares with exercise prices exceeding market prices and no shares whose inclusion would also be anti-dilutive.

The components of basic and diluted net loss per share are as follows:

	Quarter Ended		Three Quarters Ended
	June 6, 2018	June 7, 2017	June 6, 2018	June 7, 2017
	(12 weeks)	(12 weeks)	(40 weeks)	(40 weeks)
	(In thousands, expect per share data)
Numerator:
Loss from continuing operations	$(14,133)	$(377)	$(31,096)	$(18,727)
Loss from discontinued operations, net of income taxes	(463)	(19)	(608)	(434)
NET LOSS	$(14,596)	$(396)	$(31,704)	$(19,161)
Denominator:
Denominator for basic earnings per share—weighted-average shares	30,005	29,536	29,863	29,453
Effect of potentially dilutive securities:
Employee and non-employee stock options	—	—	—	—
Denominator for earnings per share assuming dilution	30,005	29,536	29,863	29,453
Loss per share from continuing operations:
Basic	$(0.47)	$(0.01)	$(1.04)	$(0.64)
Assuming dilution	$(0.47)	$(0.01)	$(1.04)	$(0.64)
Loss per share from discontinued operations:
Basic	$(0.02)	$(0.00)	$(0.02)	$(0.01)
Assuming dilution	$(0.02)	$(0.00)	$(0.02)	$(0.01)
Net loss per share:
Basic	$(0.49)	$(0.01)	$(1.06)	$(0.65)
Assuming dilution	$(0.49)	$(0.01)	$(1.06)	$(0.65)

Note 16: Shareholder Rights Plan
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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s discussion and analysis of financial condition and results of operations should be read in conjunction with the unaudited Consolidated Financial Statements and footnotes for the quarter ended June 6, 2018 included in Item 1 of Part I of this Quarterly Report on Form 10 (this “Form 10-Q”), and the audited Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended August 30, 2017.

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

Percentages may not total due to rounding.

	Quarter Ended		Three Quarters Ended
	June 6, 2018	June 7, 2017	June 6, 2018	June 7, 2017
	(12 weeks)	(12 weeks)	(40 weeks)	(40 weeks)
Restaurant sales	90.5%	93.1%	91.3%	93.9%
Culinary contract services	7.7%	5.1%	6.9%	4.2%
Franchise revenue	1.7%	1.7%	1.7%	1.8%
Vending revenue	0.1%	0.1%	0.1%	0.1%
TOTAL SALES	100.0%	100.0%	100.0%	100.1%

STORE COSTS AND EXPENSES:
(As a percentage of restaurant sales)

Cost of food	28.6%	27.8%	28.5%	28.1%
Payroll and related costs	37.8%	35.7%	37.4%	35.9%
Other operating expenses	19.3%	16.7%	19.0%	17.4%
Occupancy costs	5.9%	6.0%	6.1%	6.2%
Vending revenue	(0.2)%	(0.2)%	(0.2)%	(0.2)%
Store level profit	8.5%	14.0%	9.1%	12.7%

COMPANY COSTS AND EXPENSES:
(As a percentage of total sales)

Opening costs	0.1%	0.2%	0.2%	0.1%
Depreciation and amortization	4.7%	5.2%	4.8%	5.5%
Selling, general and administrative expenses	9.9%	7.6%	10.4%	10.2%
Net loss (gain) on disposition of property and equipment	0.2%	(0.2)%	0.1%	0.1%

Culinary Contract Services Costs
(As a percentage of Culinary Contract Services sales)

Cost of culinary contract services	91.9%	92.9%	93.3%	90.5%
Culinary segment profit	8.1%	7.1%	6.7%	9.5%

Franchise Operations Costs
(As a percentage of Franchise revenue)

Cost of franchise operations	23.6%	24.4%	25.3%	26.7%
Franchise segment profit	76.4%	75.6%	74.7%	73.3%

(As a percentage of total sales)
INCOME (LOSS) FROM OPERATIONS	(10.4)%	0.9%	(7.7)%	(4.8)%
Interest income	0.0%	0.0%	0.0%	0.0%
Interest expense	(1.2)%	(0.6)%	(0.8)%	(0.7)%
Other income (expense), net	0.0%	(0.2)%	0.1%	(0.1)%
Income (loss) before income taxes and discontinued operations	(11.6)%	0.1%	(8.4)%	(5.6)%
Provision for income taxes	4.8%	0.5%	2.7%	0.9%
Loss from continuing operations	(16.4)%	(0.4)%	(11.1)%	(6.5)%
Loss from discontinued operations, net of income taxes	(0.5)%	(0.0)%	(0.2)%	(0.1)%
NET LOSS	(17.0)%	(0.4)%	(11.3)%	(6.6)%

Although store level profit, defined as restaurant sales less cost of food, payroll and related costs, other operating expenses, and occupancy costs is a non-GAAP measure, we believe its presentation is useful because it explicitly shows the results of our most significant reportable segment. The following table reconciles between store level profit, a non-GAAP measure, to loss from continuing operations, a GAAP measure:

	Quarter Ended		Three Quarters Ended
	June 6, 2018	June 7, 2017	June 6, 2018	June 7, 2017
	(12 weeks)	(12 weeks)	(40 weeks)	(40 weeks)
	(In thousands)		(In thousands)
Store level profit	$6,642	$11,567	$23,469	$34,392

Plus:
Sales from culinary contract services	6,639	4,515	19,413	12,117
Sales from franchise operations	1,444	1,477	4,732	5,167

Less:
Opening costs	85	134	490	431
Cost of culinary contract services	6,104	4,194	18,113	10,966
Cost of franchise operations	341	361	1,198	1,378
Depreciation and amortization	4,050	4,639	13,402	15,977
Selling, general and administrative expenses	8,507	6,764	29,219	29,531
Provision for asset impairments and restaurant closings	4,464	869	6,716	7,120
Net loss (gain) on disposition of property and equipment	154	(195)	172	219
Interest income	(1)	(3)	(12)	(5)
Interest expense	1,042	569	2,235	1,898
Other income (expense), net	(9)	173	(317)	312
Provision for income taxes	4,121	431	7,494	2,576
Loss from continuing operations	$(14,133)	$(377)	$(31,096)	$(18,727)

The following table shows our restaurant unit count as of August 30, 2017 and June 6, 2018.

Restaurant Counts:

	August 30, 2017	FY18 YTDQ3 Openings	FY18 YTDQ3 Closings	June 6, 2018
Luby’s Cafeterias	88	—	(2)	86
Fuddruckers Restaurants	71	—	(4)	67
Cheeseburger in Paradise	8	—	(1)	7
Total	167	—	(7)	160

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

As of June 6, 2018, we owned and operated 160 restaurants, of which 86 are traditional cafeterias, 67 are gourmet hamburger restaurants, and seven are casual dining restaurants and bars. These establishments are located in close proximity to retail centers, business developments and residential areas mostly throughout the United States. Included in the 160 restaurants that we own and operate are 12 restaurants located at six property locations where we operate a side-by-side Luby’s Cafeteria and Fuddruckers on the same property. We refer to these locations as “Combo locations.”

As of June 6, 2018, we operated 25 Culinary Contract Services locations. We operated 19 of these locations in the Houston, Texas area, two in San Antonio, Texas, two in the Texas Lower Rio Grande Valley, and one in Dallas, Texas. Outside of Texas we operated one location in North Carolina. Luby’s Culinary Contract Services currently provides food service management to hospitals, corporate dining facilities, sports stadiums, and a senior care facility.

As of June 6, 2018, we had 44 franchisees operating 109 Fuddruckers restaurants. Our largest six franchise owners own five to twelve restaurants each. Fifteen franchise owners each own two to four restaurants. The 23 remaining franchise owners each own one restaurant.

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

RESULTS OF OPERATIONS

Quarter Ended June 6, 2018 Compared to Quarter Ended June 7, 2017 and Three Quarters Ended ended June 6, 2018 Compared to Three Quarters Ended ended June 7, 2017

Comparability between quarters is affected by the varying lengths of the quarters and quarters ending at different points in the calendar year when seasonal patterns for sales are different. Both the quarter ended June 6, 2018 and the quarter ended June 7, 2017 consisted of 12 weeks. The three quarters ended June 6, 2018 and the three quarters ended June 7, 2017 consisted of 40 weeks.

Sales

	Quarter Ended	Quarter Ended
($000s)	June 6, 2018	June 7, 2017	Increase/ (Decrease)
	(12 weeks)	(12 weeks)	(12 weeks vs 12 weeks)
Restaurant sales	$77,803	$82,594	$(4,791)	(5.8)%
Culinary contract services	6,639	4,515	2,124	47.0%
Franchise revenue	1,444	1,477	(33)	(2.2)%
Vending revenue	118	133	(15)	(11.3)%
TOTAL SALES	$86,004	$88,719	$(2,715)	(3.1)%

Total sales decreased approximately $2.7 million, or 3.1%, in the quarter ended June 6, 2018 compared to the quarter ended June 7, 2017, consisting primarily of an approximate $4.8 million decrease in restaurant sales, partially offset by an approximate $2.1 million increase in Culinary Contract Services sales. The other components of total sales are franchise revenue and vending revenue, which decreased $33 thousand and $15 thousand, respectively, in the quarter ended June 6, 2018 compared to the quarter ended June 7, 2017.

	Three Quarters Ended	Three Quarters Ended
($000s)	June 6, 2018	June 7, 2017	Increase/ (Decrease)
	(40 weeks)	(40 weeks)	(40 weeks vs 40 weeks)
Restaurant sales	$256,737	$271,741	$(15,004)	(5.5)%
Culinary contract services	19,413	12,117	7,296	60.2%
Franchise revenue	4,732	5,167	(435)	(8.4)%
Vending revenue	412	417	(5)	(1.2)%
TOTAL SALES	$281,294	$289,442	$(8,148)	(2.8)%

Total sales decreased approximately $8.1 million, or 2.8%, in the three quarters ended June 6, 2018 compared to the three quarters ended June 7, 2017, consisting primarily of an approximate $15.0 million decrease in restaurant sales and an approximate $0.4 million decrease in franchise revenue, partially offset by an approximate $7.3 million increase in Culinary Contract Services sales. The other component of total sales is vending revenue, which decreased $5 thousand in the three quarters ended June 6, 2018 compared to the three quarters ended June 7, 2017.

The Company has three reportable segments: Company-owned restaurants, franchise operations, and culinary contract services.

Company-Owned Restaurants

Restaurant Sales

($000s)	Quarter Ended	Quarter Ended
Restaurant Brand	June 6,	June 7,	Increase/(Decrease)
	2018	2017	$ Amount	% Change
	(12 weeks)	(12 weeks)	(12 weeks vs 12 weeks)
Luby’s Cafeterias	$49,067	$49,746	$(679)	(1.4)%
Fuddruckers	20,622	23,713	(3,091)	(13.0)%
Combo locations	4,821	4,988	(167)	(3.3)%
Cheeseburger in Paradise	3,293	4,147	(854)	(20.6)%
Restaurant Sales	$77,803	$82,594	$(4,791)	(5.8)%

Restaurant sales decreased approximately $4.8 million in the quarter ended June 6, 2018, compared to the quarter ended June 7, 2017. Sales at stand-alone Luby's Cafeteria restaurants decreased approximately $0.7 million to approximately $49.1 million; sales from stand-alone Fuddruckers locations decreased approximately $3.1 million to approximately $20.6 million; sales at Combo locations decreased approximately $0.2 million to approximately $4.8 million; and sales at Cheeseburger in Paradise restaurants decreased approximately $0.9 million to approximately $3.3 million.

The approximate $0.7 million sales decrease in stand-alone Luby's Cafeteria restaurants was the result of the closure of four locations over the prior year, partially offset by a 2.4% increase in Luby’s same-store sales in the quarter ended June 6, 2018 compared to the quarter ended June 7, 2017. The 2.4% increase in Luby's Cafeteria same-store sales was the result of a 9.7% increase in average spend per guest, partially offset by a 6.6% decrease in guest traffic. The approximate $3.1 million sales decrease at stand-alone Fuddruckers restaurants was the result of five restaurant closings and a 5.8% decrease in same-store sales in the quarter ended June 6, 2018 compared to the quarter ended June 7, 2017. The 5.8% decrease in same-store sales was the result of a 9.6% decrease in guest traffic, partially offset by a 4.2% increase in average spend per guest. All six Combo locations are included in our same-store grouping and sales at this group of restaurants decreased 3.3% in the quarter ended June 6, 2018 compared to the quarter ended June 7, 2017. The approximate $0.9 million decrease in Cheeseburger in Paradise restaurants sales in the quarter ended June 6, 2018 compared to the quarter ended June 7, 2017 was the result of one store closure from the first quarter fiscal 2018 ended December 20, 2017, and an 11.7% decrease at the remaining seven stores that are included in our same-store grouping.

	Three Quarters Ended	Three Quarters Ended
Restaurant Brand	June 6,	June 7,	Increase/(Decrease)
($000s)	2018	2017	$ Amount	% Change
	(40 weeks)	(40 weeks)	(40 weeks vs 40 weeks)
Luby’s Cafeterias	$163,757	$168,061	$(4,304)	(2.6)%
Fuddruckers	67,476	75,321	(7,845)	(10.4)%
Combo locations	16,219	16,565	(346)	(2.1)%
Cheeseburger in Paradise	9,285	11,794	(2,509)	(21.3)%
Total Restaurant Sales	$256,737	$271,741	$(15,004)	(5.5)%

Restaurant sales decreased approximately $15.0 million in the three quarters ended June 6, 2018, compared to the three quarters ended June 7, 2017. Sales at stand-alone Luby's Cafeteria restaurants decreased approximately $4.3 million to approximately $163.8 million; sales from stand-alone Fuddruckers locations decreased approximately $7.8 million to approximately $67.5 million; sales at Combo locations decreased approximately $0.3 million to approximately $16.2 million; and sales at Cheeseburger in Paradise restaurants decreased approximately $2.5 million to approximately $9.3 million.

The approximate $4.3 million sales decrease in stand-alone Luby's Cafeteria restaurants was the result of the closure of six locations over the prior year, partially offset by a 0.8% increase in same-store sales in the three quarters ended June 6, 2018 compared to the three quarters ended June 7, 2017. The 0.8% increase in Luby's Cafeteria same-store sales was the result of a a 7.0% increase in average spend per guest partially offset by a 5.8% decrease in guest traffic. The approximate $7.8 million sales decrease at stand-alone Fuddruckers restaurants was the result of nine store closures and a same-store sales decrease of 3.6% in the three quarters ended June 6, 2018 compared to the three quarters ended June 7, 2017, partially offset by the opening of one location. Fuddruckers same-store sales decrease of 3.6% was the result of a 8.1% decline in guest traffic, partially offset by a 4.9% increase in average spend per guest. The approximate $0.3 million decrease in sales at our Combo locations was due to a 2.1% decrease in same-store sales in the three quarters ended June 6, 2018 compared to the three quarters ended June 7, 2017. The approximate $2.5 million decrease in Cheeseburger in Paradise restaurants sales in the three quarters ended June 6, 2018 compared to the three quarters ended June 7, 2017 was the result of one store closure, and an 11.8% decrease at the remaining seven stores that are included in our same-store grouping.

Cost of Food

	Quarter Ended	Quarter Ended
($000s)	June 6, 2018	June 7, 2017	Increase/ (Decrease)
	(12 weeks)	(12 weeks)	(12 weeks vs 12 weeks)
Cost of food	$22,255	$22,922	$(667)	(2.9)%
As a percentage of restaurant sales	28.6%	27.8%		0.8%

Cost of food decreased approximately $0.7 million, or 2.9%, in the quarter ended June 6, 2018 compared to the quarter ended June 7, 2017 with lower guest traffic levels and operations at ten fewer locations. As a percentage of restaurant sales, cost of food increased 0.8% to 28.6% in the quarter ended June 6, 2018 compared to 27.8% in the quarter ended June 7, 2017 due in part to higher average food commodity prices.

	Three Quarters Ended	Three Quarters Ended
($000s)	June 6, 2018	June 7, 2017	Increase/ (Decrease)
	(40 weeks)	(40 weeks)	(40 weeks vs 40 weeks)
Cost of food	$73,190	$76,353	$(3,163)	(4.1)%
As a percentage of restaurant sales	28.5%	28.1%		0.4%

Cost of food decreased approximately $3.2 million, or 4.1%, in the three quarters ended June 6, 2018 compared to the three quarters ended June 7, 2017 with lower guest traffic levels and operations at ten fewer locations. As a percentage of restaurant sales, cost of food increased 0.4% to 28.5% in the three quarters ended June 6, 2018 compared to 28.1% in the three quarters ended June 7, 2017 due in part to higher average food commodity prices.

Payroll and Related Costs

	Quarter Ended	Quarter Ended
($000s)	June 6, 2018	June 7, 2017	Increase/ (Decrease)
	(12 weeks)	(12 weeks)	(12 weeks vs 12 weeks)
Payroll and related costs	$29,392	$29,519	$(127)	(0.4)%
As a percentage of restaurant sales	37.8%	35.7%		2.1%

Payroll and related costs decreased approximately $0.1 million in the quarter ended June 6, 2018 compared to the quarter ended June 7, 2017. The decrease reflects operating ten fewer restaurants, mostly offset by higher average wage rates and increased deployment of hours compared to the quarter ended June 7, 2017. As a percentage of restaurant sales, payroll and related costs increased 2.1% to 37.8% in the quarter ended June 6, 2018 compared to 35.7% in the quarter ended June 7, 2017 due in part to (1) a greater deployment of hours, including increased usage of overtime, and increased investment in training programs, in order to enhance the level of guest service; and (2) an environment of rising hourly wage rates that exceeded our ability to grow sales sufficiently through menu pricing. Additionally, restaurant labor costs have a fixed cost component that results in higher payroll and related costs as a percentage of restaurant sales when same-store sales decline.

	Three Quarters Ended	Three Quarters Ended
($000s)	June 6, 2018	June 7, 2017	Increase/ (Decrease)
	(40 weeks)	(40 weeks)	(40 weeks vs 40 weeks)
Payroll and related costs	$96,032	$97,486	$(1,454)	(1.5)%
As a percentage of restaurant sales	37.4%	35.9%		1.5%

Payroll and related costs decreased approximately $1.5 million in the three quarters ended June 6, 2018 compared to the three quarters ended June 7, 2017. The decrease reflects operating ten fewer restaurants, partially offset by higher average wage rates and increased deployment of hours compared to the three quarters ended June 7, 2017. Additionally, the three quarters ended June 7, 2017 included an approximate $0.5 million reduction in workers' compensation liability estimates. As a percentage of restaurant sales, payroll and related costs increased 1.5%, to 37.4% in the three quarters ended June 6, 2018 compared to 35.9% in the three quarters ended June 7, 2017 due to (1) a greater deployment of hours, including increased usage of overtime, and increased investment in training programs, in order to enhance the level of guest service; (2) an environment of rising hourly wage rates that exceeded our ability to grow sales sufficiently through menu pricing; and (3) comparison with a $0.5 million reduction in workers' compensation liability estimates in the three quarters ended June 7, 2017. Additionally, restaurant labor costs have a fixed cost component that results in higher payroll and related costs as a percentage of restaurant sales when same-store sales decline.

Other Operating Expenses

	Quarter Ended	Quarter Ended
($000s)	June 6, 2018	June 7, 2017	Increase/ (Decrease)
	(12 weeks)	(12 weeks)	(12 weeks vs 12 weeks)
Other operating expenses	$15,023	$13,796	$1,227	8.9%
As a percentage of restaurant sales	19.3%	16.7%		2.6%

Other operating expenses primarily include restaurant-related expenses for utilities, repairs and maintenance, local store advertising, property and liability insurance losses above insurance deductibles, services and supplies. Other operating expenses increased approximately $1.2 million, or 8.9%, in the quarter ended June 6, 2018 compared to the quarter ended June 7, 2017, due primarily to (1) an approximate $0.9 million increase in repairs and maintenance compared to the quarter ended June 7, 2017 when certain maintenance was deferred; (2) an approximate $0.5 million increase in restaurant supplies as part of efforts to restock and refresh kitchen and dining room supplies as well as increased usage of cleaning supplies as stores were refreshed; partially offset by (3) an approximate $0.2 million decrease in utility expense with the operation of fewer restaurant locations. A reduction in restaurant services expense associated with operating fewer restaurants was mostly offset by higher other operating expenses, including increases in bad debt reserves. As a percentage of restaurant sales, other operating expenses increased 2.6%, to 19.3%, in the quarter ended June 6, 2018, compared to 16.7% in the quarter ended June 7, 2017 due primarily to cost increases enumerated above on lower overall same-store sales volumes.

	Three Quarters Ended	Three Quarters Ended
($000s)	June 6, 2018	June 7, 2017	Increase/ (Decrease)
	(40 weeks)	(40 weeks)	(40 weeks vs 40 weeks)
Other operating expenses	$48,881	$47,207	$1,674	3.5%
As a percentage of restaurant sales	19.0%	17.4%		1.6%

Other operating expenses increased by approximately $1.7 million, or 3.5%, in the three quarters ended June 6, 2018 compared to the three quarters ended June 7, 2017, due primarily to (1) an approximate $1.0 million increase in repairs and maintenance expense compared to the three quarters ended June 7, 2017 when certain maintenance was deferred (2) an approximate $0.6 million expense related to net uninsured losses; (3) an approximate $1.0 million increase in restaurant supplies as part of efforts to restock and refresh kitchen and dining room supplies as well as increased usage of cleaning supplies as stores were refreshed in the three quarters ended June 6, 2018; (4) an approximate $0.3 million increase in third party delivery fees on increased sales through this channel; partially offset by (5) approximately $0.3 million lower credit card fees on lower sales volumes; (6) an approximate $0.6 million decrease in utilities expense with the operation of fewer restaurants; and (7) an approximate $0.3 million decrease related to lower other restaurant services costs including computer networking costs. As a percentage of restaurant sales, other operating expenses increased 1.6%, to 19.0%, in the three quarters ended June 6, 2018, compared to 17.4% for the three quarters ended June 7, 2017 due primarily to the net cost increases enumerated above on lower overall same-store sales volumes.

Occupancy Costs

	Quarter Ended	Quarter Ended
($000s)	June 6, 2018	June 7, 2017	Increase/ (Decrease)
	(12 weeks)	(12 weeks)	(12 weeks vs 12 weeks)
Occupancy costs	$4,609	$4,923	$(314)	(6.4)%
As a percentage of restaurant sales	5.9%	6.0%		(0.1)%

Occupancy costs include property lease expense, property taxes, common area maintenance charges, and property insurance expense. Occupancy costs decreased approximately $0.3 million to approximately $4.6 million in the quarter ended June 6, 2018 compared to the quarter ended June 7, 2017. The decrease was primarily due to a decrease in rent and property taxes associated with fewer restaurants in the quarter ended June 6, 2018 compared to the quarter ended June 7, 2017. As a percentage of restaurant sales, occupancy costs decreased 0.1%, to 5.9%, in the quarter ended June 6, 2018 compared to 6.0% in the quarter ended June 7, 2017.

	Three Quarters Ended	Three Quarters Ended
($000s)	June 6, 2018	June 7, 2017	Increase/ (Decrease)
	(40 weeks)	(40 weeks)	(40 weeks vs 40 weeks)
Occupancy costs	$15,577	$16,720	$(1,143)	(6.8)%
As a percentage of restaurant sales	6.1%	6.2%		(0.1)%

Occupancy costs decreased approximately $1.1 million to approximately $15.6 million in the three quarters ended June 6, 2018 compared to the three quarters ended June 7, 2017. The decrease was primarily due to a decrease in rent and property taxes associated with operating fewer restaurants in the three quarters ended June 6, 2018 compared to the three quarters ended June 7, 2017. As a percentage of restaurant sales, other occupancy costs decreased 0.1%, to 6.1%, in the three quarters ended June 6, 2018 compared to 6.2% in the three quarters ended June 7, 2017.

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

	Quarter Ended	Quarter Ended
($000s)	June 6, 2018	June 7, 2017	Increase/ (Decrease)
	(12 weeks)	(12 weeks)	(12 weeks vs 12 weeks)
Franchise revenue	$1,444	$1,477	$(33)	(2.2)%
Cost of franchise operations	341	361	(20)	(5.5)%
Franchise profit	$1,103	$1,116	$(13)	(1.2)%
Franchise profit as a percentage of franchise revenue	76.4%	75.6%		0.8%

Franchise revenue decreased $33 thousand in the quarter ended June 6, 2018 compared to the quarter ended June 7, 2017. The $33 thousand decrease in franchise revenue primarily reflects reduced franchise royalty income with the operation of fewer franchise locations.

	Three Quarters Ended	Three Quarters Ended
($000s)	June 6, 2018	June 7, 2017	Increase/ (Decrease)
	(40 weeks)	(40 weeks)	(40 weeks vs 40 weeks)
Franchise revenue	$4,732	$5,167	$(435)	(8.4)%
Cost of franchise operations	1,198	1,378	(180)	(13.1)%
Franchise profit	$3,534	$3,789	$(255)	(6.7)%
Franchise profit as a percentage of franchise revenue	74.7%	73.3%		1.4%

Franchise revenue decreased $0.4 million in the three quarters ended June 6, 2018 compared to the three quarters ended June 7, 2017. The $0.4 million decrease includes an approximate $0.3 million decrease in non-royalty related fee income and an approximate $0.1 million decrease in franchise royalties in the three quarters ended June 6, 2018 compared to the three quarters ended June 7, 2017. The decrease in non-royalty fee income reflects primarily franchise development fees of approximately $0.3 million that were realized in the quarter ended March 15, 2017 and a reduction in new franchise openings. The decrease in franchise royalties is due to fewer franchise locations in operation and same-store sales declines at franchise locations.

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

Cost of franchise operations decreased $20 thousand in the quarter ended June 6, 2018 compared to the quarter ended June 7, 2017. Franchise segment profit, defined as Franchise revenue less Cost of franchise operations, decreased $13 thousand in the quarter ended June 6, 2018 compared to the quarter ended June 7, 2017 due primarily to the lower franchise revenue. A franchisee closed one location (in the Dominican Republic) in the quarter ended June 6, 2018.

Cost of franchise operations decreased $180 thousand, or 13.1%, in the three quarters ended June 6, 2018 compared to the three quarters ended June 7, 2017. Franchise profit, defined as Franchise revenue less Cost of franchise operations, decreased approximately $0.3 million in the three quarters ended June 6, 2018 compared to the three quarters ended June 7, 2017 due primarily to a $435 thousand decrease in franchise revenue discussed above, partially offset by $180 thousand reduction in franchise costs as a result of lower franchise support headcount and reduced travel costs. Franchisees opened four locations and closed eight locations in the three quarters ended June 6, 2018.

Culinary Contract Services

Culinary Contract Services is a business line servicing healthcare, sport stadiums, corporate dining clients, and sales through retail grocery stores. The healthcare accounts are full service and typically include in-room delivery, catering, vending, coffee service, and retail dining. Culinary Contract Services has contracts with long-term acute care hospitals, acute care medical centers, ambulatory surgical centers, behavioral hospitals, a sports stadium, and business and industry clients. Culinary Contract Services has the unique ability to deliver quality services that include facility design and procurement as well as nutrition and branded food services to our clients. We operated 25 Culinary Contract Services locations at the end of the quarter ended June 6, 2018 and 25 at the end of the quarter ended June 7, 2017. We focus on clients who are able to enter into agreements in which all operating costs are reimbursed to us and we generally charge a fixed fee. These agreements typically present lower financial risk to the company.

	Quarter Ended	Quarter Ended
($000s)	June 6, 2018	June 7, 2017	Increase/ (Decrease)
	(12 weeks)	(12 weeks)	(12 weeks vs 12 weeks)
Culinary contract services sales	$6,639	$4,515	$2,124	47.0%
Cost of culinary contract services	6,104	4,194	1,910	45.5%
Culinary contract profit	$535	$321	$214	66.7%
Culinary contract services profit as a percentage of Culinary contract services sales	8.1%	7.1%		1.0%

Culinary contract services sales increased approximately $2.1 million, or 47.0%, in the quarter ended June 6, 2018 compared to the quarter ended June 7, 2017. The increase in Culinary contract services revenue was primarily the result of a change in the mix of our Culinary agreements with clients. New locations contributed approximately $2.6 million in revenue which was partially offset by a $0.4 million decease in revenue from locations that ceased operations and an approximate $0.1 million decease in revenue at locations continually operated over the prior full year.

Cost of culinary contract services includes the food, payroll and related costs, other direct operating expenses, and corporate overhead expenses associated with generating Culinary Contract Services sales. Cost of culinary contract services increased approximately $1.9 million, or 45.5%, in the quarter ended June 6, 2018 compared to the quarter ended June 7, 2017. Culinary contract services segment profit, defined as Culinary contract services sales less Cost of culinary contract services, increased to 8.1% in the quarter ended June 6, 2018 from 7.1% in the quarter ended June 7, 2017 due to the change in the mix of our culinary agreements with clients.

	Three Quarters Ended	Three Quarters Ended
($000s)	June 6, 2018	June 7, 2017	Increase/ (Decrease)
	(40 weeks)	(40 weeks)	(40 weeks vs 40 weeks)
Culinary contract services sales	$19,413	$12,117	$7,296	60.2%
Cost of culinary contract services	18,113	10,966	7,147	65.2%
Culinary contract profit	$1,300	$1,151	$149	12.9%
Culinary contract services profit as a percentage of Culinary contract services sales	6.7%	9.5%		(2.8)%

Culinary contract services sales increased approximately $7.3 million, or 60.2%, in the three quarters ended June 6, 2018 compared to the three quarters ended June 7, 2017. The increase in Culinary contract services revenue was primarily the result of a change in the mix of our culinary agreements with clients and the addition of retail sales of our Luby's Fried Fish and Luby's Macaroni and Cheese in the frozen section of retail grocery stores, partially offset certain locations ceasing operations.

Cost of culinary contract services includes the food, payroll and related costs, other direct operating expenses, and corporate overhead expenses associated with generating Culinary contract services sales. Cost of culinary contract services increased approximately $7.1 million, or 65.2%, in the three quarters ended June 6, 2018 compared to the three quarters ended June 7, 2017, consistent with an increase in Culinary contract services sales. Culinary contract services profit margin, defined as Culinary contract services sales less Cost of culinary contract services, decreased to 6.7% in the three quarters ended June 6, 2018 from 9.5% in the three quarters ended June 7, 2017.

 Company-wide Expenses

Opening Costs

Opening costs include labor, supplies, occupancy, and other costs necessary to support the restaurant through its opening period. Opening costs were approximately $0.1 million in the quarter ended June 6, 2018 compared to approximately $0.1 million in the quarter ended June 7, 2017. The approximate $0.1 million in opening costs for the quarter ended June 6, 2018 included the re-opening costs associated with one Fuddruckers location that was damaged during Hurricane Harvey and subsequently restored and re-opened for business just prior to the quarter ended June 6, 2018 as well as the carrying costs for one location where we previously operated a Cheeseburger in Paradise restaurant and one location that we lease for a potential future Fuddruckers opening. The approximate $0.1 million in opening costs in the quarter ended June 7, 2017 reflects costs associated with the opening of one new Fuddruckers restaurant and the carrying costs for one location where we previously operated a Cheeseburger in Paradise restaurant.

Opening costs were approximately $0.5 million in the three quarters ended June 6, 2018 compared to approximately $0.4 million in the three quarters ended June 7, 2017. The approximate $0.5 million in opening costs in the three quarters ended June 6, 2018 included the re-opening costs associated with one Fuddruckers location that was damaged during Hurricane Harvey and subsequently restored and re-opened for business just prior to the quarter ended June 6, 2018 as well as the carrying costs for one location where we previously operated a Cheeseburger in Paradise restaurant and one location that we lease for a potential future Fuddruckers opening. The approximate $0.4 million in opening costs in the three quarters ended June 7, 2017 included the carrying costs for two locations where we previously operated as Cheeseburger in Paradise restaurants and the opening costs for one Fuddruckers that opened in the quarter ended June 7, 2017

Depreciation and Amortization Expense

	Quarter Ended	Quarter Ended
($000s)	June 6, 2018	June 7, 2017	Increase/ (Decrease)
	(12 weeks)	(12 weeks)	(12 weeks vs 12 weeks)
Depreciation and amortization	$4,050	$4,639	$(589)	(12.7)%
As a percentage of total sales	4.7%	5.2%		(0.5)%

Depreciation and amortization expense decreased by approximately $0.6 million, or 12.7%, in the quarter ended June 6, 2018 compared to the quarter ended June 7, 2017 due primarily to reduced capital investment, certain assets reaching the end of their depreciable lives and the removal of certain assets upon sale. As a percentage of total revenue, depreciation and amortization expense decreased to 4.7% in the quarter ended June 6, 2018, compared to 5.2% in the quarter ended June 7, 2017.

	Three Quarters Ended	Three Quarters Ended
($000s)	June 6, 2018	June 7, 2017	Increase/ (Decrease)
	(40 weeks)	(40 weeks)	(40 weeks vs 40 weeks)
Depreciation and amortization	$13,402	$15,977	$(2,575)	(16.1)%
As a percentage of total sales	4.8%	5.5%		(0.7)%

Depreciation and amortization expense decreased by approximately $2.6 million, or 16.1%, in the three quarters ended June 6, 2018 compared to the three quarters ended June 7, 2017 due primarily to reduced capital investment and certain assets reaching the end of their depreciable lives.

Selling, General and Administrative Expenses

	Quarter Ended	Quarter Ended
($000s)	June 6, 2018	June 7, 2017	Increase/ (Decrease)
	(12 weeks)	(12 weeks)	(12 weeks vs 12 weeks)
General and administrative expenses	$7,779	$5,946	$1,833	30.8%
Marketing and advertising expenses	728	818	(90)	(11.0)%
Selling, general and administrative expenses	$8,507	$6,764	$1,743	25.8%
As a percentage of total sales	9.9%	7.6%		2.3%

Selling, general and administrative expenses include corporate salaries and benefits-related costs, including restaurant area leaders, share-based compensation, marketing and advertising expenses, professional fees, travel and recruiting expenses and other office expenses. Selling, general and administrative expenses increased approximately $1.7 million, or 25.8%, in the quarter ended June 6, 2018 compared to the quarter ended June 7, 2017. The increase in Selling, general and administrative expenses reflects (1) comparison to the quarter ended June 6, 2018 when a non-cash reduction of approximately $1.2 million to the estimated fair value of performance awards under an incentive compensation plan was recorded and (2) an approximate $0.5 million increase in outside professional service fees which includes increased information technology consulting to supplement our in-house information technology staff. As a percentage of total revenue, Selling, general and administrative expenses increased to 9.9% in the quarter ended June 6, 2018, compared to 7.6% in the quarter ended June 7, 2017.

	Three Quarters Ended	Three Quarters Ended
($000s)	June 6, 2018	June 7, 2017	Increase/ (Decrease)
	(40 weeks)	(40 weeks)	(40 weeks vs 40 weeks)
General and administrative expenses	$26,328	$24,896	$1,432	5.8%
Marketing and advertising expenses	2,891	4,635	(1,744)	(37.6)%
Selling, general and administrative expenses	$29,219	$29,531	$(312)	(1.1)%
As a percentage of total sales	10.4%	10.2%		0.2%

Selling, general and administrative expenses decreased approximately $0.3 million, or 1.1%, in the three quarters ended June 6, 2018 compared to the three quarters ended June 7, 2017. The decrease in selling, general and administrative expenses includes (1) an approximate $1.7 million decrease in marketing and advertising expenses due to re-directing marketing investment away from more costly broad channels, such as television advertising, toward more focused and economical channels for our brands, such as digital media, as well as changes in the timing of marketing spend through the fiscal year partially offset by an approximate $1.4 million increase in outside professional service fees which includes increased information technology consulting to supplement our in-house information technology staff and increased spending for marketing consulting, and outside legal fees. Reductions in corporate travel expense, corporate occupancy costs and other corporate overhead expenses were offset by an increase related to changes in the fair value of performance awards under an incentive compensation plan. Selling, general and administrative expenses as a percentage of total revenue increased to 10.4% in the three quarters ended June 6, 2018, compared to 10.2% in the three quarters ended June 7, 2017.

Provision for Asset Impairments and Restaurant Closings

The approximate $4.5 million provision for asset impairments and restaurant closings for the quarter ended June 6, 2018 was primarily related to assets at three property locations, goodwill at one location, eight properties held for sale written down to their fair value, and net lease termination costs of approximately $0.1 million at five property locations. The approximate $0.9 million impairment charge for the quarter ended June 7, 2017 was the result of an impairment charge of approximately $0.3 million at one location, three properties held for sale written down by $0.3 million to their fair value, and net lease termination costs of approximately $0.3 million at four properties.

The approximate $6.7 million impairment charge for the three quarters ended June 6, 2018 is primarily related to assets at ten property locations, goodwill at three locations, ten properties held for sale written down to their fair value, and approximately $0.7 million in net lease termination costs at five property locations. The approximate $7.1 million impairment charge for the three quarters ended June 7, 2017 is primarily related to assets at 14 locations, goodwill at six locations, five properties held for sale written down to their fair value, and approximately $0.4 million in lease termination costs at four property locations.

Net Loss (Gain) on Disposition of Property and Equipment

Loss on disposition of property and equipment was approximately $0.2 million in the quarter ended June 6, 2018 and primarily reflects a write-off at one location partially offset by the net gain on the sale of one property. The gain on disposition of property and equipment was approximately $0.2 million in the quarter ended June 7, 2017 and primarily reflects the gain on the sale of one property that we had previously operated as a Luby's cafeteria.

The approximate $0.2 million net loss in the three quarters ended June 6, 2018 is primarily related to asset retirements at six property location closures partially offset by net gains on the sale of three property locations of approximately $0.2 million. The approximate $0.2 million net loss for the three quarters ended June 7, 2017 is primarily related to routine asset retirements partially offset by the gain on the sale of one property of approximately $0.4 million.

Interest Income

Interest income was $1 thousand in the quarter ended June 6, 2018 and $3 thousand in the quarter ended June 7, 2017. Interest income was $12 thousand in the three quarters ended June 6, 2018 and $5 thousand in the three quarters ended June 7, 2017.

Interest Expense

Interest expense was approximately $1.0 million in the quarter ended June 6, 2018 and $0.6 million in the quarter ended June 7, 2017. The increase reflects higher average debt balances, higher interest rates inherent in our amended credit agreement, and acceleration of deferred financing fees related to shortening the maturity in our amended credit agreement.

Interest expense increased $0.3 million to approximately $2.2 million in the three quarters ended June 6, 2018 compared to the three quarters ended June 7, 2017. The increase in interest expense reflects higher average debt balances, higher interest rates inherent in our amended credit agreement and acceleration of deferred financing fees related to shortening the maturity in our amended credit agreement in the quarter ended June 6, 2018 exceeding the acceleration of deferred financing fees related to the extinguishment of debt in the quarter ended March 15, 2017.

Other Income, Net

Other income, net, consisted primarily of the following components: net rental property income and expenses relating to property for which we are the landlord; prepaid sales tax discounts earned through our participation in state tax prepayment programs; oil and gas royalty income; and changes in the fair value of our interest rate swap agreement.

Other income, net, was $9 thousand of income in the quarter ended June 6, 2018 compared to approximately $0.2 million of expense in the quarter ended June 7, 2017. Increase in the fair value of our interest rate swap and higher net rental income was partially offset by lower prepaid sales tax discounts and comparison to reduction in our gift card liability in the quarter ended June 7, 2017.

Other income, net, in the three quarters ended June 6, 2018 was approximately $0.3 million of income compared to approximately $0.3 million of expense in the three quarters ended June 7, 2017. Increase in the fair value of our interest rate swap and higher net rental income was partially offset by greater gift card related expense and comparison to reduction in our gift card liability.

Taxes

For the quarter ended June 6, 2018, the income taxes related to continuing operations resulted in a tax provision of approximately $4.1 million compared to a tax provision of approximately $0.4 million for the quarter ended June 7, 2017. The Tax Cuts and Jobs Act of 2017 (the "Tax Act") was enacted on December 22, 2017 with an effective date of January 1, 2018. The enactment date occurred prior to the end of the second quarter of fiscal 2018 and therefore the federal statutory rate changes stipulated by the Tax Act were reflected in the second quarter of fiscal 2018. The Tax Act lowered the federal statutory rate from 35.0% to 21.0% effective January 1, 2018. This resulted in a one-time non-cash reduction of approximately $3.2 million to our net deferred tax asset with a corresponding increase to the provision for income taxes in the fiscal quarter ended March 14, 2018. For the three quarters ended June 6, 2018, the income taxes related to continuing operations resulted in a tax provision of approximately $7.5 million compared to a tax provision of approximately $2.6 million for the three quarters ended June 7, 2017.

The effective tax rate ("ETR") for continuing operations was a negative 41.2% for the quarter ended June 6, 2018 and 790.6% for the quarter ended June 6, 2018. The ETR for the quarter ended June 6, 2018 differs from the federal statutory rate of 25.0% due to management's valuation allowance conclusions, anticipated federal jobs credits, state income taxes, and other discrete items.

Discontinued Operations

Discontinued operations resulted in a loss of $0.5 million in the quarter ended June 6, 2018 compared to a loss of $19 thousand in the quarter ended June 7, 2017. The loss from discontinued operations of $0.5 million in the quarter ended June 6, 2018 was related to (1) $6 thousand in carrying costs associated with assets related to discontinued operations; (2) a $59 thousand impairment charge for assets related to discontinued operations; and (3) and income tax provision of approximately $0.4 million for assets related to discontinued operations. Loss from discontinued operations of $19 thousand in the quarter ended June 7, 2017 consisted of (1) $9 thousand in carrying costs associated with assets related to discontinued operations and (2) an income tax provision of $10 thousand for assets related to discontinued operations.

Discontinued operations resulted in a loss of approximately $0.6 million in the three quarters ended June 6, 2018 compared to a loss of approximately $0.4 million in the three quarters ended June 7, 2017. The loss from discontinued operations of approximately $0.6 million in the three quarters ended June 6, 2018 was related to (1) $14 thousand in carrying costs associated with assets related to discontinued operations (2) a $59 thousand impairment charge for assets related to discontinued operations; and (3) an approximate $0.5 million income tax provision for assets related to discontinued operations. Loss from discontinued operations of approximately $0.4 million in the three quarters ended June 7, 2017 consisted of (1) $20 thousand in carrying costs associated with assets related to discontinued operations and (2) an income tax provision of approximately $0.4 million for assets related to discontinued operations.

LIQUIDITY AND CAPITAL RESOURCES

Cash and Cash Equivalents

General. Our primary sources of short-term and long-term liquidity are cash flows from operations, our Revolver (as defined below), and our Term Loan (as defined below). During the three quarters ended June 6, 2018, cash provided by financing activities of approximately $12.9 million was offset by cash used in operating activities of approximately $4.9 million and cash used in investing activities of approximately $7.6 million. Cash and cash equivalents increased approximately $0.4 million in the three quarters ended June 6, 2018 compared to a $13 thousand decrease in the three quarters ended June 7, 2017. We plan to continue the level of capital and repair and maintenance expenditures necessary to keep our restaurants attractive and operating efficiently.

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

The following table summarizes our cash flows from operating, investing, and financing activities:

	Three Quarters Ended
	June 6, 2018	June 7, 2017
	(40 weeks)	(40 weeks)
	(In thousands)
Total cash provided by (used in):
Operating activities	$(4,878)	$3,676
Investing activities	(7,611)	(6,474)
Financing activities	12,902	2,785
Net increase (decrease) in cash and cash equivalents	$413	$(13)

Operating Activities. Cash used in operating activities was approximately $4.9 million in the three quarters ended June 6, 2018, an approximate $8.6 million decrease from the three quarters ended June 7, 2017. The approximate $8.6 million decrease in cash provided by operating activities is due to an approximate $10.1 million decrease in cash provided by operations before changes in operating assets and liabilities partially offset by an approximate $1.6 million decrease in cash used by changes in operating assets and liabilities for the three quarters ended June 6, 2018.

Cash used in operating activities before changes in operating assets and liabilities was approximately $1.5 million in the three quarters ended June 6, 2018, an approximate $10.1 million decrease compared to the three quarters ended June 7, 2017. The $10.1 million decrease in cash provided by operating activities before changes in operating assets and liabilities was primarily due to decreased store-level profit from our Company-owned restaurants.

Changes in operating assets and liabilities was an approximate $3.3 million use of cash in the three quarters ended June 6, 2018 and an approximate $4.9 million use of cash in the three quarters ended June 7, 2017. The approximate $1.6 million decrease in the use of cash was due to differences in the change in asset and liability balances between the three quarters ended June 6, 2018 and the three quarters ended June 7, 2017. Increases in current asset accounts are a use of cash while decreases in current asset accounts are a source of cash. During the three quarters ended June 6, 2018, the change in trade accounts and other receivables was an approximate $0.3 million use of cash which was an approximate $0.2 million decrease from the use of cash in the three quarters ended June 7, 2017. The change in insurance receivables was an approximate $0.4 million source of cash which was an approximate $0.4 million increase from the three quarters ended June 7, 2017. The change in food and supplies inventory during the three quarters ended June 6, 2018 was an approximate $0.4 million use of cash which was an approximate $0.4 million decrease from the source of cash in the three quarters ended June 7, 2017. The change in prepaid expenses and other assets was an approximate $0.6 million source of cash during the three quarters ended June 6, 2018, compared to a $5 thousand use of cash in the three quarters ended June 7, 2017. The change in insurance proceeds was an approximate $0.3 million source of cash which was an approximate $0.3 million increase from the three quarters ended June 7, 2017.

Increase in current liability accounts are a source of cash, while decreases in current liability accounts are a use of cash. During the three quarters ended June 6, 2018, changes in the balances of accounts payable, accrued expenses and other liabilities was an approximate $3.9 million use of cash, compared to a use of cash of approximately $4.5 million during the three quarters ended June 7, 2017.

Investing Activities. We generally reinvest available cash flows from operations to develop new restaurants, maintain and enhance existing restaurants and support Culinary Contract Services. Cash used in investing activities was approximately $7.6 million in the three quarters ended June 6, 2018 and approximately $6.5 million in the three quarters ended June 7, 2017. Capital expenditures were approximately $11.7 million in the three quarters ended June 6, 2018 and approximately $10.1 million in the three quarters ended June 7, 2017. Proceeds from the disposal of assets were approximately $3.4 million in the three quarters ended June 6, 2018 and approximately $3.6 million in the three quarters ended June 7, 2017. Insurance proceeds received as a result of claims made from property damage caused by Hurricane Harvey were approximately $0.8 million in the three quarters ended June 6, 2018.

Financing Activities. Cash provided by financing activities was approximately $12.9 million in the three quarters ended June 6, 2018 compared to an approximate $2.8 million source of cash during the three quarters ended June 7, 2017. Cash flows from financing activities was primarily the result of borrowings and repayments related to the 2016 Credit Facility, as amended; our Revolver and our Term Loan. During the three quarters ended June 6, 2018, cash provided by Revolver borrowings was approximately $14.6 million, our Term Loan pre-payment was approximately $1.4 million, cash used for debt issuance costs was approximately $0.2 million, and cash used for equity shares withheld to cover taxes was approximately $0.1 million. During the three quarters ended June 7, 2017, borrowings on our Term Loan and Revolver exceeded repayments of the 2013 Credit Facility and Revolver by approximately $3.4 million and cash used for debt issuance costs was approximately $0.7 million.

Status of Long-Term Investments and Liquidity

At June 6, 2018, we did not hold any long-term investments.

Status of Trade Accounts and Other Receivables, Net

We monitor the aging of our receivables, including Fuddruckers franchising related receivables, and record provisions for uncollectable accounts, as appropriate. Credit terms of accounts receivable associated with our CCS business vary from 30 to 45 days based on contract terms.

Working Capital

Current assets increased approximately $0.6 million in the three quarters ended June 6, 2018 compared to an increase of approximately $0.8 million in the three quarters ended June 7, 2017. In the three quarters ended June 6, 2018, food and supplies inventory increased approximately $0.4 million, cash and cash equivalents increased approximately $0.4 million and trade accounts and other receivables, net increased approximately $0.3 million; partially offset by decreases in insurance receivables of approximately $0.4 million and prepaid expenses of approximately $0.1 million. In the three quarters ended June 7, 2017, prepaid expenses increased approximately $0.8 million, trade accounts and other receivables, net increased approximately $0.5 million; partially offset by a decrease in deferred income taxes of approximately $0.4 million and food and supplies inventory of approximately $0.1 million.

Current liabilities increased approximately $44.0 million in the three quarters ended June 6, 2018 compared to a decrease of approximately $1.1 million in the three quarters ended June 7, 2017. In the three quarters ended June 6, 2018, credit facility debt increased approximately $44.0 million (which is a reclassification of Credit facility debt from long-term to short-term due to the maturity of the loans on May 1, 2019), accrued claims and insurance increased approximately $0.7 million, accounts payable increased approximately $0.3 million, salaries and incentives increased approximately $0.3 million, and unredeemed gift cards increased approximately $0.1 million; partially offset by decreases in accrued taxes other than income taxes of approximately $0.8 million, deferred income taxes of approximately $0.4 million, income taxes legal and other approximately $0.2 million, and accrued operating expenses of approximately $0.1 million. We plan to refinance our credit facility debt within the next nine months, reduce the principal amount outstanding, and extend the maturity date beyond one year. In the three quarters ended June 7, 2017, salaries and incentives increased approximately $1.1 million, unredeemed gift cards increased approximately $0.7 million, current portion of credit facility debt increased approximately $0.6 million, accrued expenses increased approximately $0.3 million; partially offset by decreases in accounts payable of approximately $2.8 million, accrued taxes other than income taxes decreased approximately $1.0 million.

Capital Expenditures

Capital expenditures consist of purchases of real estate for future restaurant sites, Culinary Contract Services investments, new unit construction, purchases of new and replacement restaurant furniture and equipment, and ongoing remodeling programs. Capital expenditures for the three quarters ended June 6, 2018 were approximately $11.7 million and related to recurring maintenance of our existing units, existing restaurant remodels and rollout of new point of sale and network equipment, improvement of our culinary contract services business and the development of future restaurant sites. We expect to be able to fund all capital expenditures in fiscal 2018 using proceeds from the sale of assets, cash flows from operations and our 2016 Credit Agreement. We expect to spend less than $14.0 million on capital expenditures in fiscal 2018.

DEBT

The following table summarizes credit facility debt, less current portion at June 6, 2018 and August 30, 2017:

	June 6, 2018	August 30, 2017
Short Term Debt	(In thousands)
2016 Credit Agreement - Revolver	$19,000	$—
2016 Credit Agreement - Term Loan	25,170	—
Total credit facility debt	44,170	—
Less unamortized debt issue costs	(142)	—
Credit facility debt	$44,028	$—
Long Term Debt
2016 Credit Agreement - Revolver	$—	$4,400
2016 Credit Agreement - Term Loan	—	26,585
Total credit facility debt	—	30,985
Less unamortized debt issue costs	—	(287)
Total credit facility debt, less unamortized debt issuance costs	—	30,698
Current portion of credit facility debt	—	—
Total	$—	$30,698
Consent and Waiver to 2016 Credit Agreement
On July 12, 2018, we entered into a Consent and Waiver (the "Waiver") to the credit agreement (the "Credit Agreement") among the Company, the lenders from time to time party thereto, Wells Fargo Bank, National Association ("Wells Fargo"), as Administrative Agent, Swingline Lender, Issuing Lender, Sole Lead Arranger and Sole Bookrunner, and Cadence Bank, N.A. and Texas Capital Bank, N.A., as Co-Syndication Agents. Pursuant to the Waiver, the lenders agreed to a waiver of certain existing defaults with respect to certain financial covenants. The waiver is effective as of May 9, 2018 until the earliest to occur of (i) August 10, 2018, (ii) our failure to perform, observe or comply with any covenant, agreement or term contained in the Waiver or (iii) the occurrence of any additional Default or Event of Default (as defined in the Credit Agreement) (the "Compliance Waiver Period").
Pursuant to the Waiver, among other things, we have retained an independent financial advisor to pursue refinancing transactions, the proceeds which will be applied to, among other things, repay the amounts owed under the Credit Agreement. The Waiver further provides that during the Compliance Waiver Period, notwithstanding anything to the contrary in the Credit Agreement, the lenders may make available to the Company Revolving Credit Loans and Letters of Credit under the Credit Agreement, provided, that during the Compliance Waiver Period (i) the Applicable Margin for LIBOR Rate Loans shall be 5.50% and the Applicable Margin for Base Rate Loans shall be 4.50%, (ii) the Interest Period for any Base Rate Loans converted into LIBOR Rate Loans or for any LIBOR Rate Loans borrowed or continued as a LIBOR Rate Loan under the Revolving Credit Facility in each case during the Compliance Waiver Period shall not be longer than one (1) month and (iii) the Revolving Credit Outstandings shall at no time exceed $29.0 million (as those terms are defined in the Credit Agreement).
Amendment to 2016 Credit Agreement
On April 19, 2018, we amended our 2016 Credit Agreement (as defined below) effective as of March 14, 2018 (as amended, our "Credit Agreement"). The amendment accelerates the maturity date of the Credit Agreement to May 1, 2019, approximately 11 months after the balance sheet date, June 6, 2018. The amendment included the following changes:

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

•
Maximum Consolidated Total Lease-Adjusted Leverage Ratio (“CTLAL”) is changed to 6.50 to 1.00 at March 14, 2018; 6.75 to 1.00 at June 6, 2018 and August 29, 2018; and 6.50 to 1.00 at each measurement period in fiscal 2019.

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

As of July 16, 2018, we are in compliance with all covenants under the terms of the Waiver and had $4.0 million of availability under our Revolver.
As of July 16, 2018, we had $1.3 million in outstanding letters of credit which we use as security for the payment of insurance obligations.
Management has identified approximately 14 owned properties inclusive of assets currently classified as Assets related to discontinued operations and Property held for sale on our Balance Sheet, as of June 6, 2018, as part of a limited asset disposal plan to accelerate repayment of our outstanding term loans. The Board approved the limited asset sales plan on April 18, 2018. We estimate that such additional limited asset sales plan will be implemented over the course of the next 18 months. These asset disposal plans, in conjunction with other operational changes, are designed to lower the outstanding debt and to improve our financial condition as we pursue a new credit facility.
As of March 14, 2018, we would not have been in compliance with the Lease Adjusted Leverage Ratio and Fixed Charge Coverage Ratio covenants of our Credit Agreement prior to the Second Amendment thereto, which became effective on March 14, 2018. At any determination date, if the results of our covenants exceed the maximums or minimums permitted under our 2016 Credit Agreement, we would be considered in default under the terms of the agreement which could cause a substantial financial burden by requiring us to repay our debt earlier than otherwise anticipated. Due to negative results in the first three quarters of fiscal 2018, continued under performance in the current fiscal year could cause our financial ratios to exceed the permitted limits under the terms of the Credit Agreement.

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
The 2016 Credit Agreement also provided for the issuance of letters of credit in an aggregate amount equal to the lesser of $5.0 million and the Revolving Credit Commitment, which was $30.0 million as of June 6, 2018. The 2016 Credit Agreement is guaranteed by all of the Company’s present subsidiaries and will be guaranteed by our future subsidiaries.
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
As of June 6, 2018, we had $44.2 million in total outstanding loans and approximately $1.3 million committed under letters of credit, which we use as security for the payment of insurance obligations, and approximately $0.2 million in other indebtedness.
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

NEW ACCOUNTING PRONOUNCEMENTS

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). This update provides a comprehensive new revenue recognition model that requires a company to recognize revenue to depict the transfer of goods or services to a customer at an amount that reflects the consideration it expects to receive in exchange for those goods or services. The guidance also requires additional disclosure about the nature, amount, timing, and uncertainty of revenue and cash flows arising from customer contracts. This update is effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period, which will require us to adopt these provisions in the first quarter of fiscal 2019. Early application is not permitted. This update permits the use of either the retrospective or cumulative effect transition method. Further, in March 2016, the FASB issued ASU No. 2016–08, “Revenue from Contracts with Customers: Principal versus Agent Considerations (Reporting Revenue Gross versus Net),” which clarifies the guidance in ASU No. 2014–09 for evaluating when another party, along with the entity, is involved in providing a good or service to a customer. In April 2016, the FASB issued ASU No. 2016–10, “Revenue from Contracts with Customers: Identifying Performance Obligations and Licensing,” which clarifies the guidance in ASU No. 2014–09 regarding assessing whether promises to transfer goods or services are distinct, and whether an entity's promise to grant a license provides a customer with a right to use or right to access the entity's intellectual property. The Company plans to adopt the standard in the first quarter of fiscal 2019, which is the first fiscal quarter of the annual reporting period beginning after December 15, 2017. The Company will adopt Topic 606 beginning with its fiscal first quarter 2019 and will apply the guidance retrospectively to each prior period presented. Revenue from franchise royalties is recognized each fiscal period based on contractual royalty rates applied to the franchise’s restaurant sales each fiscal period. Royalties are accrued as earned and are calculated each period based on the franchisee’s reported sales. We do not expect the adoption of this pronouncement to effect this policy. Area development fees and franchise fees are recognized as revenue when the Company has performed all material obligations and initial services. Area development fees are recognized proportionately with the opening of each new restaurant, which generally occurs upon the opening of the new restaurant. Until earned, these fees are accounted for as an accrued liability. We do anticipate the recognition of these elements as separate performance obligations in adopting the new revenue standard. As a result, the Company expects the franchise fee recognition policy to change to recognition over the term of the franchisee agreement and does not expect the impact of recognizing initial franchise fees over the franchise agreement period to have a material effect on our consolidated financial statements.

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

•	expected sources of funds for working capital requirements,

•	plans for our new prototype restaurants,

•	plans for expansion of our business,

•	scheduled openings of new units,

•	closing existing units,

•	future sales of assets and the gains or losses that may be recognized as a result of any such sales, and

•	continued compliance with the terms of our 2016 Credit Facility, as amended.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to interest rate risk due to changes in interest rates affecting our variable-rate debt, borrowings under our Credit Agreement. As of June 6, 2018, the total amount of debt subject to interest rate fluctuations outstanding under our Revolver and Term Loan was $26.7 million. Assuming an average debt balance with interest rate exposure of $26.7 million, a 100 basis point increase in prevailing interest rates would increase our annual interest expense by $0.3 million. The interest rate on our remaining $17.5 million in outstanding debt is fixed plus an applicable margin based on our CTLAL at each determination date, beginning December 14, 2016, under the terms of our interest rate swap agreement. Under the terms of our Credit Agreement, we are required to manage interest rate risk, utilizing interest rate swaps, on at least 50% of our Credit Agreement variable rate debt (Term Loan). Prior to November 8, 2016, we did not utilize any interest rate swaps to manage interest rate risk on our variable rate 2013 Credit Facility debt.

We have exposure to various foreign currency exchange rate fluctuations for revenues generated by our operations outside of the United States, which can adversely impact our net income and cash flows. Sales to customers and royalties from franchisees outside the contiguous United States as a percentage of our total revenues was approximately 0.13% and 0.13% in the quarter ended June 6, 2018 and June 7, 2017, respectively, and 0.13% and 0.11% in the three quarters ended June 6, 2018 and June 7, 2017, respectively.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act), as of June 6, 2018. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of June 6, 2018, our disclosure controls and procedures were effective in providing reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three quarters ended June 6, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Non-performance under the debt covenants in our Credit Agreement or Waiver thereto could adversely affect our ability to continue as a going concern.

As of June 6, 2018, the Company was in default of certain of its Credit Agreement financial covenants.  The Company’s continuation as a going concern is dependent on its ability to generate sufficient cash flows from operations to meet its obligations and obtain alternative financing to refinance or otherwise repay our current Credit Agreement.  While the Company has obtained a Waiver of the default from the lenders under the Credit Agreement until August 10, 2018, announced a limited asset sales plan intended to help reduce the Company’s outstanding debt and engaged a third-party financial adviser to assist with refinancing such outstanding debt, there is no guarantee that we will be able to comply with the terms of the Waiver or with the financial covenants under the Credit Agreement once the Waiver expires.  Our failure to comply with the financial covenants under the Credit Agreement once the Waiver has expired or to receive a new waiver from the lenders under the Credit Agreement could result in an event of default, which would have a material adverse effect on our financial condition and could cause us to seek bankruptcy protection, be unable to pay our debts when they become due or otherwise become insolvent because, among other things, our lenders:

•	may declare any outstanding principal and the interest accrued thereon under the Credit Agreement to be due and payable, and we may not have sufficient cash to repay that indebtedness;

•	may foreclose against the assets securing our borrowings; and

•	will be under no obligation to extend further credit to us.

Item 5. Other Information

The information set forth under "Part I - Item I - Note 1 - Subsequent Events" is hereby incorporated by reference herein. The foregoing description of the Waiver does not purport to be complete and is qualified in its entirety by reference to the Amendment filed herewith.

Item 6. Exhibits

10.1
Consent and Waiver, by and among the Company, each other Credit Party party thereto, the Lenders party thereto and Wells Fargo as Administrative Agent for the Lenders, (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, filed with the Securities and Exchange Commission on July 17, 2018, File No. 1-08308).

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

LUBY’S, INC. (Registrant)

Date:	7/23/2018	By:	/s/ Christopher J. Pappas
Christopher J. Pappas
President and Chief Executive Officer
(Principal Executive Officer)

Date:	7/23/2018	By:	/s/ K. Scott Gray
K. Scott Gray
Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)