Form 10-K
period 2018-08-29
LUBYS INC
filed 2018-11-16
CIK 16099

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
 ____________________________________
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended August 29, 2018

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

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐	Smaller reporting company ☒
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

The aggregate market value of the shares of common stock of the registrant held by nonaffiliates of the registrant as of March 15, 2017, was approximately $53,432,298 (based upon the assumption that directors and executive officers are the only affiliates).

As of November 7, 2018, there were 29,550,002 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

 Portions of the following document are incorporated by reference into the designated parts of this Form 10-K:
 Definitive Proxy Statement relating to 2019 annual meeting of shareholders (in Part III)

Luby’s, Inc.
Form 10-K
Year ended August 29, 2018

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

Compliance with New York Stock Exchange Requirements

We submitted to the New York Stock Exchange (“NYSE”) the CEO certification required by Section 303A.12(a) of the NYSE’s Listed Company Manual with respect to our fiscal year ended August 30, 2017. We expect to submit the CEO certification with respect to our fiscal year ended August 29, 2018 to the NYSE within 30 days after our annual meeting of shareholders. We are filing as an exhibit to this Form 10-K the certifications required by Section 302 of the Sarbanes-Oxley Act of 2002.

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

As of November 7, 2018, we operated 142 restaurants located throughout the United States, as set forth in the table below. These establishments are located in close proximity to retail centers, business developments and residential areas. Of the 142 restaurants, 77 are located on property that we own and 65 are located on property that we lease. Six locations consist of a side-by-side Luby’s Cafeteria and Fuddruckers restaurant, to which we refer herein as a “Combo location”.

Total
Texas:
Houston Metro	47
San Antonio Metro	16
Rio Grande Valley	12
Dallas/Fort Worth Metro	12
Austin	9
Other Texas Markets	16
California	10
Arizona	4
Illinois	3
Georgia	3
Mississippi	2
Other States	8
Total	142

As of November 7, 2018, we operated 30 locations through our Culinary Contract Services (“CCS”).

Total
Texas:
Houston Metro	22
San Antonio Metro	2
Rio Grande Valley	3
Dallas/Fort Worth Metro	2
Greensboro, NC	1
Total	30

As of November 7, 2018, we had 41 franchisees operating 104 Fuddruckers restaurants in locations as set forth in the table below. Our largest six franchisees own five to 12 restaurants each. Fourteen franchise owners each own two to four restaurants. The twenty-one remaining franchise owners each own one restaurant.

Fuddruckers Franchises
Texas:
Dallas/Fort Worth Metro	8
Other Texas Markets	10
California	7
Connecticut	1
Delaware	1
Florida	10
Georgia	3
Iowa	1
Louisiana	3
Maryland	1
Massachusetts	4
Michigan	4
Missouri	3
Montana	4
Nebraska	1
Nevada	3
New Jersey	2
New Mexico	4
North Carolina	1
North Dakota	1
Oklahoma	1
Oregon	1
Pennsylvania	5
South Carolina	8
South Dakota	1
Tennessee	2
Virginia	3
International:
Canada	2
Colombia	2
Mexico	3
Panama	3
Puerto Rico	1
Total	104

In November 1997, a prior owner of the Fuddruckers - World’s Greatest Hamburgers® brand granted to a licensee the exclusive right to use the Fuddruckers proprietary marks, trade dress, and system to develop Fuddruckers restaurants in a territory consisting of certain countries in Africa, the Middle East, and parts of Asia. As of November 7, 2018, this licensee operates 33 restaurants that are licensed to use the Fuddruckers proprietary marks in Saudi Arabia, Egypt, United Arab Emirates, Qatar, Jordan, Bahrain, and Kuwait. The Company does not receive revenue or royalties from these restaurants.

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

On July 26, 2010, we, through our subsidiary, LFR, completed the acquisition of substantially all of the assets of Fuddruckers, Inc., Magic Brands, LLC and certain of their affiliates (collectively, “Fuddruckers”) for approximately $63.1 million in cash. LFR also assumed certain of Fuddruckers’ obligations, real estate leases and contracts. Upon the completion of the acquisition, LFR became the owner and operator of 56 Fuddruckers locations and three Koo Koo Roo Chicken Bistro locations with franchisees operating an additional 130 Fuddruckers locations.

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

Luby’s Cafeteria’s product offerings are home-style made-from-scratch favorites priced to appeal to a broad range of customers, including those customers that focus on fast wholesome choices, quality, variety, and affordability. We have had particular success among families with children, shoppers, travelers, seniors, and business people looking for a quick, freshly prepared meal at a fair price. All of our restaurants sell food-to-go orders which comprise approximately 13% of our Luby's Cafeteria restaurant sales.

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

In fiscal 2018, we closed four Luby's Cafeterias. The number of Luby’s Cafeterias was 84 at fiscal year-end 2018.

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

While Fuddruckers’ signature burgers and fries account for the majority of its restaurant sales, its menu also includes exotic burgers, such as buffalo and elk, chicken breast sandwiches, hot dogs, a variety of salads, chicken tenders, hand breaded onion rings, soft drinks, handmade milkshakes, and bakery items. A variety of over 100 carbonated soft drinks including our own unique Sweet Cherry Cream Soda, which is exclusively offered at Fuddruckers restaurants, along with other varieties such as Powerade®, and flavored waters are offered through Coke Freestyle® self-service dispensers. Additionally, beer and wine are served and, generally, account for less than 2% of restaurant sales. Food-to-go sales comprise approximately 8% of Fuddruckers restaurant sales.

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

In fiscal 2018, we closed 11 Company-owned Fuddruckers restaurants. The number of Fuddruckers restaurants was 60 at fiscal year-end 2018.

Cheeseburger in Paradise

Cheeseburger in Paradise is known for its inviting beach-party atmosphere, its big, juicy burgers, salads, coastal fare, and other tasty and unique items. Cheeseburger in Paradise is a full-service island-themed restaurant and bar developed in collaboration with legendary entertainer Jimmy Buffet based on one of his most popular songs. The restaurants also feature a unique tropical-themed island bar with many televisions and tasty “boat drinks.” As of our fiscal year-end 2018, we operated two of the original Cheeseburger in Paradise locations.

Culinary Contract Services

Our CCS segment consists of a business line servicing long-term acute care hospitals, acute care medical centers, ambulatory surgical centers, retail grocery stores, behavioral hospitals, sports stadiums, senior living facilities, government, and business and industry clients. The healthcare accounts are full service and typically include in-room delivery, catering, vending, coffee service, and retail dining. Our mission is to re-define the contract food industry by providing tasty and healthy menus with customized solutions for healthcare, senior living, business and industry and higher education facilities. We seek to provide the quality of a restaurant dining experience in an institutional setting. At fiscal year-end 2018, we had contracts with 11 long-term acute care hospitals, seven acute care hospitals, three business and industry clients, three sport stadiums, one governmental facility, one medical office building, one senior living facility, and one freestanding coffee venue located inside an office building. We have the unique ability to deliver quality services that include facility design and procurement as well as nutrition and branded food services to our clients.

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

The number of franchised restaurants was 105 at fiscal year-end 2018 and 113 at fiscal year-end 2017.

For additional information regarding our business segments, please read Notes 1 and 4 to the consolidated financial statements included in Part II, Item 8 of this Form 10-K.

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

4.	Improving restaurant appearances: We recognize the importance of remodeling our legacy restaurants to remain relevant and appealing to keep loyal guests coming back and draw in new guests.

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

Employees

As of November 7, 2018, we had an active workforce of 6,589 employees consisting of restaurant management employees, non-management restaurant employees, CCS management employees, CCS non-management employees, and office and facility service employees. Employee relations are considered to be good. We have never had a strike or work stoppage, and we are not subject to collective bargaining agreements.

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

Our operating losses and working capital and liquidity deficiency raise substantial doubt about our ability to continue as a going concern.

The Company sustained a net loss of approximately $33.6 million in fiscal 2018. Cash flow from operations has declined to a use of cash of approximately $8.5 million in fiscal 2018. The Company’s continuation as a going concern is dependent on its ability to generate sufficient cash flows from operations to meet its obligations and its ability to obtain alternative financing to refund and repay the current debt owed under it's Credit Agreement. The above conditions raise substantial doubt about the Company’s ability to continue as a going concern.

Our ability to service our debt obligations is primarily dependent upon our future financial performance.

As of August 29, 2018, we had shareholders’ equity of approximately $113 million compared to approximately:

•	$39.5 million of short-term debt comprised of $19.5 million Term Loan and $20.0 million Revolver;

•	$53.0 million of minimum operating and capital lease commitments; and

•	$1.3 million of standby letters of credit.

Our ability to meet our debt service obligations depends on our ability to generate positive cash flows from operations and proceeds from assets held for sale.

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

As of June 6, 2018, the Company was not in compliance with certain of its Credit Agreement financial covenants. The Company’s continuation as a going concern is dependent on its ability to generate sufficient cash flows from operations to meet its obligations and obtain alternative financing to refinance or otherwise repay our current Credit Agreement. While the

Company has obtained a Waiver of the default from the lenders under the Credit Agreement until December 31, 2018, announced a limited asset sales plan intended to help reduce the Company’s outstanding debt and engaged a third-party financial adviser to assist with refinancing such outstanding debt, there is no guarantee that we will be able to comply with the terms of the Waiver or with the financial covenants under the Credit Agreement once the Waiver expires. Our failure to comply with the financial covenants under the Credit Agreement once the Waiver has expired or to receive a new waiver from the lenders under the Credit Agreement could result in an event of default, which would have a material adverse effect on our financial condition and could cause us to seek bankruptcy protection, be unable to pay our debts when they become due or otherwise become insolvent because, among other things, our lenders: may declare any outstanding principal and the interest accrued thereon under the Credit Agreement to be due and payable, and we may not have sufficient cash to repay that indebtedness; may foreclose against the assets securing our borrowings; and will be under no obligation to extend further credit to us. For a more detailed discussion of our credit agreement please review the footnotes to our financial statements located in Part II, Item 8 of this Form 10-K.
The impact of inflation may adversely affect our results of operations.

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

Effective January 1, 2018, we maintain a self-insured health benefit plan which provides medical and prescription drug benefits to certain of our employees electing coverage under the plan. Our exposure is limited by individual and aggregate stop-loss limits. We record expenses under the plan based on estimates of the costs of expected claims, administrative costs and stop-loss insurance premiums. Self-insurance costs are accrued based upon the aggregate of the expected liability for reported claims and the estimated liability for claims incurred but not reported, based on information on historical claims experience provided by our third party insurance advisors, adjusted as necessary based upon management’s reasoned judgment. Actual employee medical claims expense may differ from estimated loss provisions based on historical experience. In the event our cost estimates differ from actual costs, we could incur additional unplanned costs, which could adversely impact our financial condition.

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

The restaurant industry is intensely competitive and is affected by changes in customer tastes and dietary habits and by national, regional and local economic conditions and demographic trends. New menu items, concepts, and trends are constantly emerging. Our Luby’s Cafeteria brand offer a large variety of entrées, side dishes and desserts and our continued success depends, in part, on the popularity of our cuisine and cafeteria-style dining. A change away from this cuisine or dining style could have a material adverse effect on our results of operations. Our Fuddruckers brand offers grilled-to-order burgers that feature always fresh and never frozen, 100% premium-cut beef with no fillers or additives and sesame-topped buns baked from scratch on-site throughout the day. While burgers are the signature, the engaging menu offers variety for many tastes with an array of sandwiches, and salads. Changing customer preferences, tastes and dietary habits can adversely affect our business and financial performance. We compete on quality, variety, value, service, concept, price, and location with well-established national and regional chains, as well as with locally owned and operated restaurants. We face significant competition from family-style restaurants, fast-casual restaurants, and buffets as well as fast food restaurants. In addition, we also face growing competition as a result of the trend toward convergence in grocery, delicatessen, and restaurant services, particularly in the supermarket industry, which offers “convenient meals” in the form of improved entrées and side dishes from the delicatessen section. Many of our competitors have significantly greater financial resources than we do. We also compete with other restaurants and retail establishments for restaurant sites and personnel. We anticipate that intense competition will continue. If we are unable to compete effectively, our business, financial condition, and results of operations may be adversely affected.

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

We accept electronic payment cards for payment in our restaurants. During fiscal 2018, approximately 73% of our restaurant sales were attributable to credit and debit card transactions, and credit and debit card usage could continue to increase. A number of retailers have experienced actual or potential security breaches in which credit and debit card information may have been stolen, including a number of highly publicized incidents with well-known retailers in recent years. In addition, we have previously been the victim of a cyber attack by hackers who deployed a version of the SamSam ransomware that encrypted electronic files, locking us out of many of our point-of-sale and other systems. These hackers requested a “ransom” payment in exchange for restoring access to these encrypted files. Such attacks, while they did not provide the hackers with access to confidential customer and employee information, did adversely affect our profits due to our temporary inability to operate our restaurants and increased costs associated further protecting and restoring our computer systems. While we have taken preventative measures, no assurances can be provided that we will not be the subject of cyber attacks again in the future.

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

The success of our business is highly dependent upon our key management personnel, particularly Christopher J. Pappas, our President and Chief Executive Officer, and Benjamin T. Coutee, our Chief Operating Officer. The loss of the services of any key management personnel could have a material adverse effect upon our business.

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

We refinanced our 2013 Credit Facility on November 8, 2016 to a new senior secured credit agreement. The 2016 Credit Agreement, as amended, matures May 1, 2019. We may not be able to amend or renew the new facility with terms and conditions favorable to our operating needs.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

As of November 7, 2018, we operated 142 restaurants at 136 property locations. Six of the operating locations are Combo locations and are considered two restaurants. Luby’s Cafeterias have seating capacity for 250 to 300 customers at each location while Fuddruckers locations generally seat 125 to 200 customers and Cheeseburger in Paradise locations generally seat 180 to 220.

We own the underlying land and buildings on which 59 of our Luby’s Cafeteria and 18 of our Fuddruckers restaurants are located. Two of these restaurant properties contain excess building space or an extra building on the property which have 7 tenants unaffiliated with Luby’s, Inc.

In addition to the owned locations, 23 Luby’s Cafeteria restaurants, 41 Fuddruckers restaurants, and 1 Cheeseburger in Paradise restaurants are held under 64 leases. One of the 64 leases includes two restaurants at one Combo location: one Luby's Cafeteria and one Fuddruckers restaurant. The majority of the leases are fixed-dollar rentals, which require us to pay additional amounts related to property taxes, hazard insurance, and maintenance of common areas. Of the 64 restaurant leases, the current terms of thirteen expire in less than one year, 35 expire between one and five years, and 16 expire thereafter. Additionally, 47 leases can be extended beyond their current terms at our option.

As of November 7, 2018, we had four owned non-operating properties with a carrying value of approximately $3.9 million and 11 operating properties with a carrying value of approximately $15.6 million related to continuing operations recorded in property held for sale. In addition, we had one owned property with a carrying value of approximately $1.8 million included in assets related to discontinued operations.

We currently have one owned other-use property which is used as a central bakery supporting our operating restaurants.

We also have four leased locations that have three third party tenants and three Fuddruckers franchisees.

Our corporate office lease of approximately 26,000 square feet of office space runs through December 2021.

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

Fiscal Quarter Ended	High	Low
December 21, 2016	4.50	4.03
March 15, 2017	4.33	3.30
June 7, 2017	3.41	2.46
August 30, 2017	3.12	2.63
December 20, 2017	2.87	2.36
March 14, 2018	3.20	2.60
June 6, 2018	3.06	2.35
August 29, 2018	2.89	2.00

As of November 7, 2018, there were 1,975 holders of record of our common stock. On November 7, 2018, the closing price of our common stock on the NYSE was $1.41.

Equity Compensation Plans

Securities authorized under our equity compensation plans as of August 29, 2018, were as follows:

	(a)	(b)	(c)
Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted- Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans Excluding Securities Reflected in Column (a)
Equity compensation plans previously approved by security holders	1,066,103	$4.53	1,612,652
Equity compensation plans not previously approved by security holders (1)	17,801	0	0
Total	1,083,904	$4.47	1,612,652
(1)  Represents the Luby’s, Inc. Nonemployee Director Phantom Stock Plan.

See Note 16, “Share-Based Compensation,” to our Consolidated Financial Statements included in Item 8 of Part II of this report.

The following graph compares the cumulative total stockholder return on our common stock for the five fiscal years ended August 29, 2018, with the cumulative total return on the S&P SmallCap 600 Index and an industry peer group index. The peer group index consists of Bob Evans Farms, Inc., CBRL Group, Inc., Darden Restaurants, Inc., Denny’s Corporation, Diversified Restaurant Holdings, Inc., and Red Robin Gourmet Burgers. These companies are multi-unit family and casual dining restaurant operators in the mid-price range.

The cumulative total shareholder return computations set forth in the performance graph assume an investment of $100 on August 29, 2013, and the reinvestment of all dividends. The returns of each company in the peer group index have been weighed according to that company’s stock market capitalization.

	2013	2014	2015	2016	2017	2018
Luby’s, Inc.	100.00	74.76	64.28	62.07	36.41	28.14
S&P 500 Index—Total Return	100.00	124.89	123.66	141.50	163.53	197.61
S&P 500 Restaurant Index	100.00	109.12	127.67	141.05	169.16	181.31
Peer Group Index Only	100.00	102.87	148.01	149.08	192.47	245.57
Peer Group Index + Luby’s, Inc.	100.00	102.39	146.51	147.52	189.49	241.33

Item  6. Selected Financial Data

FIVE-YEAR SUMMARY OF OPERATIONS

	Fiscal Year Ended
	August 29, 2018	August 30, 2017	August 31, 2016	August 26, 2015	August 27, 2014
	(364 days)	(364 days)	(371 days)	(364 days)	(364 days)
	(In thousands, except per share data)
Sales
Restaurant sales	$332,518	$350,818	$378,111	$370,192	$369,808
Culinary contract services	25,782	17,943	16,695	16,401	18,555
Franchise revenue	6,365	6,723	7,250	6,961	7,027
Vending revenue	531	547	583	531	532
Total sales	365,196	376,031	402,639	394,085	395,922
Provision for asset impairments and restaurant closings	8,917	10,567	1,442	636	2,717
Loss from continuing operations	(32,954)	(22,796)	(10,256)	(1,616)	(2,011)
Loss from discontinued operations	(614)	(466)	(90)	(458)	(1,436)
Net Loss	$(33,568)	$(23,262)	$(10,346)	$(2,074)	$(3,447)
Loss per share from continuing operations:
Basic	$(1.10)	$(0.77)	$(0.35)	$(0.05)	$(0.06)
Assuming dilution	$(1.10)	$(0.77)	$(0.35)	$(0.05)	$(0.06)
Loss per share from discontinued operation:
Basic	$(0.02)	$(0.02)	$(0.00)	$(0.02)	$(0.06)
Assuming dilution	$(0.02)	$(0.02)	$(0.00)	$(0.02)	$(0.06)
Loss per share:
Basic	$(1.12)	$(0.79)	$(0.35)	$(0.07)	$(0.12)
Assuming dilution	$(1.12)	$(0.79)	$(0.35)	$(0.07)	$(0.12)
Weighted-average shares outstanding:
Basic	29,901	29,476	29,226	28,974	28,812
Assuming dilution	29,901	29,476	29,226	28,974	28,812
Total assets	$199,989	$226,457	$252,225	$264,258	$275,435
Total debt	$39,506	$30,985	$37,000	$37,500	$42,000
Number of restaurants at fiscal year end	146	167	175	177	174
Number of franchised restaurants at fiscal year end	105	113	113	106	110
Number of Culinary Contract Services contracts at fiscal year end	28	25	24	23	25
Costs and Expenses
(As a percentage of restaurant sales)
Cost of food	28.3%	28.1%	28.3%	28.9%	28.9%
Payroll and related costs	37.4%	35.9%	35.2%	34.5%	34.3%
Other operating expenses	18.7%	17.7%	16.1%	17.1%	16.8%
Occupancy costs	6.1%	6.2%	5.9%	5.7%	6.0%

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s discussion and analysis of the financial condition and results of operations should be read in conjunction with the consolidated financial statements and footnotes for the fiscal years ended August 29, 2018 (“fiscal 2018”), August 30, 2017, (“fiscal 2017”), and August 31, 2016 (“fiscal 2016”) included in Part II, Item 8 of this Form 10-K.

The table on the following page sets forth selected operating data as a percentage of total revenues (unless otherwise noted) for the periods indicated. All information is derived from the accompanying Consolidated Statements of Operations. Percentages may not add due to rounding.

	Fiscal Year Ended
	August 29, 2018	August 30, 2017	August 31, 2016
	(52 weeks)	(52 weeks)	(53 weeks)
Restaurant sales	91.1%	93.3%	93.9%
Culinary contract services	7.1%	4.8%	4.1%
Franchise revenue	1.7%	1.8%	1.8%
Vending revenue	0.1%	0.1%	0.1%
TOTAL SALES	100.0%	100.0%	100.0%

STORE COSTS AND EXPENSES:
(As a percentage of restaurant sales)

Cost of food	28.3%	28.1%	28.3%
Payroll and related costs	37.4%	35.9%	35.2%
Other operating expenses	18.7%	17.7%	16.1%
Occupancy costs	6.1%	6.2%	5.9%
Vending revenue	(0.2)%	(0.2)%	(0.2)%
Store level profit	9.5%	12.2%	14.7%

COMPANY COSTS AND EXPENSES (as a percentage of total sales)

Opening costs	0.2%	0.1%	0.2%
Depreciation and amortization	4.8%	5.4%	5.4%
Selling, general and administrative expenses	10.6%	10.1%	10.5%
Provision for asset impairments and restaurant closings	2.7%	3.0%	0.4%
Net Gain on disposition of property and equipment	(1.6)%	(0.5)%	(0.2)%

Culinary Contract Services Costs (as a percentage of Culinary contract services sales)

Cost of culinary contract services	93.7%	87.9%	89.6%
Culinary income	6.3%	12.1%	10.4%

Franchise Operations Costs (as a percentage of Franchise revenue)

Cost of franchise operations	24.0%	25.8%	25.9%
Franchise income	76.0%	74.2%	74.1%

(As a percentage of total sales)
LOSS FROM OPERATIONS	(6.1)%	(4.6)%	(0.8)%
Interest income	0.0%	0.0%	0.0%
Interest expense	(0.9)%	(0.6)%	(0.6)%
Other income (expense), net	0.1%	(0.1)%	0.0%
Loss before income taxes and discontinued operations	(6.9)%	(5.3)%	(1.4)%
Provision for income taxes	2.1%	0.6%	1.2%
Loss from continuing operations	(9.0)%	(5.9)%	(2.6)%
Loss from discontinued operations, net of income taxes	(0.2)%	(0.1)%	0.0%
NET LOSS	(9.2)%	(6.0)%	(2.6)%

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

	Fiscal Year Ended
	August 29, 2018	August 30, 2017	August 31, 2016
	(52 weeks)	(52 weeks)	(53 weeks)
	(In thousands)
Store level profit	$31,648	$42,943	$55,419

Plus:
Sales from culinary contract services	25,782	17,943	16,695
Sales from franchise operations	6,365	6,723	7,250

Less:
Opening costs	554	492	787
Cost of culinary contract services	24,161	15,774	14,955
Cost of franchise operations	1,528	1,733	1,877
Depreciation and amortization	17,453	20,438	21,889
Selling, general and administrative expenses(1)	38,725	37,878	42,422
Provision for asset impairments and restaurant closings	8,917	10,567	1,442
Net Gain on disposition of property and equipment	(5,357)	(1,804)	(684)
Interest income	(12)	(8)	(4)
Interest expense	3,348	2,443	2,247
Other income (expense), net	(298)	454	(186)
Provision for income taxes	7,730	2,438	4,875
Loss from continuing operations	$(32,954)	$(22,796)	$(10,256)
(1) Marketing and advertising expense included in Selling, general and administrative expenses was $3.5 million, $5.1 million, and $5.6 million in fiscal 2018, 2017, and 2016, respectively.

The following table shows our restaurant unit count as of August 29, 2018 and August 30, 2017.

Restaurant Counts:

	Fiscal 2018 Year Begin	Fiscal 2018 Openings	Fiscal 2018 Closings	Fiscal 2018 Year End
Luby’s Cafeterias(1)	88	—	(4)	84
Fuddruckers Restaurants(1)	71	—	(11)	60
Cheeseburger in Paradise	8	—	(6)	2
Total	167	—	(21)	146

 (1) Includes 6 restaurants that are part of Combo locations

Overview

Description of the business

We generate revenues primarily by providing quality food to customers at our 84 Luby’s branded restaurants located mostly in Texas, 60 Fuddruckers restaurants located throughout the United States, 2 Cheeseburger in Paradise restaurants located in New Jersey and Nebraska, and 105 Fuddruckers franchises located primarily in the United States. In addition to our restaurant business model, we also provide culinary contract services for organizations that offer on-site food service, such as healthcare facilities, colleges and universities, sports stadiums, businesses and institutions, as well as sales through retail grocery outlets.

Business Strategy

In fiscal 2018, we continued our focus on enhancing the guest experience at each of our restaurant brands, executing our growth plan for our Culinary Contract Services segment, and supporting our Fuddruckers franchise network for future growth. In the latter part of the fiscal year, in light of continued sales weakness at our Fuddruckers brand and further profitability declines at each restaurant brand, it became necessary to address short-term liquidity. Management's short-term action plan included accelerating the closure of underperforming restaurant locations, selling owned property at certain locations, and taking other steps in order to re-finance our debt load and provide financial liquidity. All steps taken in accordance with the short-term action plan are with the aim of re-establishing a solid foundation with a portfolio of restaurants and business segments that can successfully restore future profitability.

At our Company-owned restaurants, we focused on menu innovation and variety across the weeks and the seasons. We furthered our efforts in attracting and retaining the most talented individuals to serve and engage with our guests in both restaurant management roles and front-line hourly restaurant team member roles. We have an experienced culinary team that vigorously pursues culinary innovation enhancements. Our marketing initiatives centered around developing a more personal and direct connection with our guests, deploying technology where it makes most sense. Over the last year, we have transitioned much of our advertising and messaging away from traditional medium such as television advertising toward digital media as we transition to the next phase of our loyalty and recognition programs. We continue to make these investments as part of our long-term strategy to increase our brand awareness and motivate new and more frequent guest visits. As we continued to evaluate our portfolio of restaurant locations, we closed 21 restaurants so that resources could be focused on the locations that exhibit the most promise for enhanced profitability. Over the long term, our strategy is to continue to refine our restaurant protoype design and build new restaurants in markets where we believe we can achieve superior restaurant cash flows.

In fiscal 2018, our Fuddruckers franchise business segment continued supporting our loyal franchisees and we continued to pursue opportunities to re-franchise company-owned Fuddruckers locations as part of our strategy to grow franchise revenues. Our Culinary Contract Services segment continues its focus on expanding the number of locations that we serve and developing business partnerships for the long-term, while servicing our existing agreements with our customized and high-level of client service. We are working to ensure that we have the right corporate headcount and overhead to support each of our business segments while balancing our corporate overhead costs: on this front, we made significant strides in reducing overhead costs, including reduced headcount, corporate travel expense, and associated other overhead costs.

Financial and Operation Highlights for Fiscal 2018

Financial Performance

•
Total company sales decreased approximately $10.8 million, or 2.9%, in fiscal 2018 compared to fiscal 2017, consisting primarily of an approximate $18.3 million decrease in restaurant sales, an approximate $7.8 million increase in Culinary contract services sales, an approximate $0.4 million decrease in franchise revenue, and a less than $0.1 million decrease in vending revenue. The decrease in restaurant sales included an approximate $4.0 million decrease in sales at stand-alone Luby's Cafeterias, an approximate $10.5 million decrease in sales at stand-alone Fuddruckers restaurants, an approximate $0.4 million decrease at sales from our Combo locations, and an approximate $3.4 million decrease in sales from Cheeseburger in Paradise restaurants.

•
Total segment profit decreased approximately $12.0 million to approximately $38.1 million in fiscal 2018 compared to approximately $50.1 million in fiscal 2017. The approximate $12.0 million decrease in total segment profit resulted from a decrease of approximately $11.3 million in Company-owned restaurant segment profit, an approximate $0.2 million decrease in franchise segment profit and an approximate $0.5 million decrease in Culinary contract services segment profit. The approximate $11.3 million decrease in Company-owned restaurant segment profit resulted from restaurant sales and vending income decreasing approximately $18.3 million with the cost of food, payroll and related costs, other operating expenses, and occupancy costs decreasing approximately $7.0 million.

•
Loss before income taxes and discontinued operations included non-cash charges for asset impairments and restaurant closings of approximately $8.9 million and approximately $10.6 million in fiscal 2018 and fiscal 2017, respectively. Net loss included non-tax charges for deferred tax asset valuation allowance increases of approximately $8.4 million and $9.5 million in fiscal 2018 and fiscal 2017, respectively.

•	The loss from continuing operations was approximately $33.0 million in fiscal 2018 compared to a loss of approximately $22.8 million in fiscal 2017.

 Operational Endeavors and Milestones

•
Core restaurant brands. In fiscal 2018, we continued to promote our "made–from–scratch" cooking with many locally-sourced “from the farm” ingredients at our Luby’s Cafeterias with our “The Luby’s Way” slogan. “The Luby’s Way” signifies that we are dedicated to serving our guests only the best hand-crafted recipes, prepared fresh each day in our kitchens. We support local farmers and use only the freshest produce and highest quality ingredients. We have introduced new seasonal menu offerings throughout the year that showcase our 70-year history of "made-from-scratch" cooking expertise. Our guests were presented with new offerings at each section of the cafeteria line: fresh colorful vegetable presentations, expanded and refreshed cold sides, and new recipes and presentations for carved turkey, roast beef, salmon, and chicken. We introduce and rotate new menu offerings throughout the year to remain relevant to both our existing customer base and attract new customers. From a marketing and promotion standpoint, we initiated steps to gain an even better understanding of our guests and laid the groundwork for leveraging technology to improve and personalize the guest experience. We will be using these insights to refine our brand positioning strategies going forward. Our decline in Company-owned restaurant segment profitability primarily occurred during the second and third quarters, due to changes in product offerings and discounts, increased investment in our labor, and operating expenses. We moved away from certain discounting and promotional offers we had been using in the past. While transitioning to this approach of less discounting, it had the intended effect of increasing our average spend per guest. The offsetting decreases in guest traffic resulted in a net decrease in same-store sales.

At Fuddruckers, we continue to evolve the World’s Greatest Hamburgers®, with new specialty burger combinations and toppings. In fiscal 2018, we continued to focus on speed of service and the ordering experience. We also began testing a simplified menu at Company–owned locations designed to enhance quality and execution for our guests. We furthered our use of technology to reach our guests utilizing new digital media campaigns and targeted advertising to guests' mobile devices. We continued to measure guest satisfaction through surveys and other guest interactions that helped us identify areas of excellence and areas for improvement. We are confident the focus on great food and enhanced service will in the long run lead to increased guest frequency and loyalty.

•
Franchise Network. As of August 29, 2018, we supported a franchise network of 105 Fuddruckers franchise locations with an additional 44 locations under development agreements. For fiscal 2018, our franchisees opened four new Fuddruckers restaurants. Three of the opened locations were in the United States (Florida and Pennsylvania) and one in Mexico. For fiscal 2018, there were 12 Fuddruckers franchise locations that closed as franchise-operated restaurants. Our franchise network generated approximately $6.4 million in revenue in fiscal 2018.

•
Culinary Contract Services. Our Culinary Contract Services segment generated approximately $25.8 million in revenue during fiscal 2018 compared to approximately $17.9 million in revenue during fiscal 2017. The approximate $7.8 million increase in revenue was primarily due to a net increase in the number of locations in operation and higher sales volume locations replacing lower sales volume locations. We view this area as a long-term growth business that generally requires less capital investment and produces favorable percentage returns on invested capital.

•
Cheeseburger in Paradise. Despite previous efforts to revitalize the Cheeseburger in Paradise brand and improve financial results, we determined that the best course of action was to cease operations at most of our Cheeseburger in Paradise restaurants. As part of our all overall plan to close under-performing restaurants that do not meet our profitability targets on a sustained basis, we elected to reduce Cheeseburger in Paradise to two locations at our fiscal year-end 2018. Subsequent to the end of fiscal year 2018, we elected to close one of those Cheeseburger in Paradise locations. As of November 7, 2018, we operate one Cheeseburger in Paradise location.

•
Capital Spending. Purchases of property and equipment were approximately $13.2 million in fiscal 2018, up from approximately $12.5 million in fiscal 2017. These capital investments were funded through a combination of cash from operations, sale of property, and utilization of our revolving credit facility. Capital investments in fiscal 2018 included (1) approximately $1.1 million on information technology infrastructure maintenance and upgrade projects; (2) approximately $2.1 million on the rebuilding and refurbishing and updating of restaurants, mostly related to restorations after hurricane and flood damage incurred in August 2017; and (3) approximately $10.0 million for recurring capital expenditures. Our debt balance at the end of fiscal 2018 was approximately $39.5 million. We remain committed to maintaining the attractiveness of all of our restaurant locations where we anticipate operating over the long term. In fiscal 2019, we anticipate making capital investments of up to $8.0 million for recurring maintenance of all of our restaurant properties and for point of sale hardware associated with our technology infrastructure.

Our long-term plan continues to focus on expanding each of our core brands, including the Fuddruckers franchise network, as well as growing our culinary contract service business. We are also committed to reducing our debt balances and making capital investments with suitable return characteristics. We plan to use cash generated from operations, combined with our borrowing capacity, when necessary, in order to seize these capital investment opportunities. As we improve and elevate our operating standards, we believe that we are well-positioned to enhance shareholder value over the long term.

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

Same-Store Sales

The restaurant business is highly competitive with respect to food quality, concept, location, price, and service, all of which may have an effect on same-store sales. Our same-store sales calculation measures the relative performance of a certain group of restaurants. A store is included in this group of restaurants after it has been open for six complete consecutive quarters. Stores that close on a permanent basis (or on a temporary basis for remodeling) are removed from the group in the fiscal quarter when operations cease at the restaurant, but remain in the same-store group for previously reported fiscal quarters. Although management believes this approach leads to more effective year-over-year comparisons, neither the time frame nor the exact practice may be similar to those used by other restaurant companies. Same-store sales at our restaurant units decreased 0.5% for fiscal 2018, decreased 3.4% for fiscal 2017, and increased 0.7% for fiscal 2016.

The following table shows the same-store sales change for comparative historical quarters:

	Fiscal 2018				Fiscal 2017				Fiscal 2016
Increase (Decrease)	Q4	Q3	Q2	Q1	Q4	Q3	Q2	Q1	Q4	Q3	Q2	Q1
Same-store sales	1.2%	(0.9)%	(3.7)%	0.8%	(5.2)%	(2.7)%	(3.8)%	(2.3)%	(0.5)%	(0.6)%	2.2%	1.4%

RESULTS OF OPERATIONS

Fiscal 2018 (52 weeks) compared to Fiscal 2017 (52 weeks) and Fiscal 2016 (53 weeks)

Sales

	Fiscal Year 2018 Ended	Fiscal Year 2017 Ended	Fiscal 2018 vs Fiscal 2017	Fiscal Year 2016 Ended	Fiscal 2017 vs Fiscal 2016
($000s)	August 29, 2018	August 30, 2017	Higher/(Lower)	August 31, 2016	Higher/(Lower)
	(52 weeks)	(52 weeks)	(52 vs 52 weeks)	(53 weeks)	(52 vs 53 weeks)
Restaurant sales	$332,518	$350,818	(5.2)%	$378,111	(7.2)%
Culinary contract services	25,782	17,943	43.7%	16,695	7.5%
Franchise revenue	6,365	6,723	(5.3)%	7,250	(7.3)%
Vending revenue	531	547	(2.9)%	583	(6.2)%
TOTAL SALES	$365,196	$376,031	(2.9)%	$402,639	(6.6)%

Total company sales decreased approximately $10.8 million, or 2.9%, in fiscal 2018 compared to fiscal 2017, consisting primarily of an approximate $18.3 million decrease in restaurant sales, an approximate $7.8 million increase in Culinary contract services sales, an approximate $0.4 million decrease in franchise revenue, and less than a $0.1 million decrease in vending revenue.

Total company sales decreased approximately $26.6 million, or 6.6%, in fiscal 2017 compared to fiscal 2016, consisting primarily of an approximate $27.3 million decrease in restaurant sales, an approximate $0.5 million decrease in franchise revenue, an approximate $1.2 million increase in Culinary contract service sales, and a less than $0.1 million decrease in vending revenue. Fiscal 2016 contained one additional week of operations during which approximately $6.7 million in restaurant sales were generated and approximately $7.1 million in total sales were generated.

The Company operates with three reportable operating segments: Company-owned Restaurants, Franchise Operations, and Culinary Contract Services.

Company-Owned Restaurants

Restaurant Sales

Restaurant Brand	Fiscal Year 2018 Ended	Fiscal Year 2017 Ended	Fiscal 2018 vs Fiscal 2017	Fiscal Year 2016 Ended	Fiscal 2017 vs Fiscal 2016
	August 29, 2018	August 30, 2017	Higher/(Lower)	August 31, 2016	Higher/(Lower)
	(52 weeks)	(52 weeks)	(52 vs 52 weeks)	(53 weeks)	(52 vs 53 weeks)
Luby’s Cafeterias	$210,972	$214,976	(1.9)%	$229,880	(6.5)%
Fuddruckers Restaurants	87,618	98,115	(10.7)%	106,456	(7.8)%
Combo locations	20,886	21,304	(2.0)%	23,107	(7.8)%
Cheeseburger in Paradise	13,042	16,423	(20.6)%	18,668	(12.0)%
Restaurant Sales	$332,518	$350,818	(5.2)%	$378,111	(7.2)%

Total restaurant sales decreased approximately $18.3 million in fiscal 2018 compared to fiscal 2017. The decrease in restaurant sales included an approximate $4.0 million decrease in sales at stand-alone Luby’s Cafeterias, an approximate $10.5 million decrease in sales at stand-alone Fuddruckers restaurants, an approximate $0.4 million decrease in sales from Combo locations, and an approximate $3.4 million decrease at sales from our Cheeseburger in Paradise restaurants.

•
The approximate $4.0 million decrease in sales at stand-alone Luby’s reflects the reduction of eight operating restaurants, partially offset by a 1.5% increase in same-store stand-alone Luby's Cafeteria sales. The 1.5% increase in same-store sales includes a 7.8% increase in average spend per guest partially offset by a 5.8% decrease in guest traffic.

•
The approximate $10.5 million decrease in sales at stand-alone Fuddruckers restaurants reflects a net reduction of 15 operating restaurants and a 3.6% decrease in same-store stand-alone Fuddruckers sales. The 3.6% decrease in same-store sales includes a 8.2% decrease in guest traffic partially offset by a 5.0% increase in average spend per guest.

•	The approximate $0.4 million decrease in sales from Combo locations reflects a 2.0% decrease in sales at the six locations in operation throughout fiscal 2018 and fiscal 2017.

•
The approximate $3.4 million decrease in sales from our Cheeseburger in Paradise reflects a 11.0% decrease in same-store sales (seven locations in the first three fiscal quarters of fiscal 2018 and two stores in the fourth quarter of fiscal 2018). The closure of six stores reduced sales by approximately $2.1 million whereby five of the six closures took place near the end of fiscal 2018.

Total restaurant sales decreased approximately $27.3 million in fiscal 2017 compared to fiscal 2016. The decrease in restaurant sales included an approximate $14.9 million decrease in sales at stand-alone Luby’s Cafeterias, an approximate $8.4 million decrease in sales at stand-alone Fuddruckers restaurants, an approximate $1.8 million decrease in sales from Combo locations, and an approximate $2.2 million decrease at sales from our Cheeseburger in Paradise restaurants. The approximate $27.3 million decrease in total restaurant sales reflects comparison to fiscal 2016 which included one additional week of operations. Fiscal 2017 was comprised of a typical 52 weeks compared to fiscal 2016 which was comprised of 53 weeks. The additional week of operations in fiscal 2016 generated approximately $6.7 million in restaurant sales.

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

•
The approximate $8.4 million decrease in sales at stand-alone Fuddruckers restaurants includes approximately $1.9 million in sales generated in the additional week in fiscal 2016, a 1.8% decrease in same-store stand-alone Fuddruckers sales, and a net reduction of six operating restaurants. The 1.8% decrease in same-store sales includes a 4.6% decrease in guest traffic partially offset by a 2.8% increase in average spend per guest.

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

Cost of Food

	Fiscal Year 2018 Ended	Fiscal Year 2017 Ended	Fiscal 2018 vs Fiscal 2017	Fiscal Year 2016 Ended	Fiscal 2017 vs Fiscal 2016
($000s)	August 29, 2018	August 30, 2017	Higher/(Lower)	August 31, 2016	Higher/(Lower)
	(52 weeks)	(52 weeks)	(52 vs 52 weeks)	(53 weeks)	(52 vs 53 weeks)
Cost of food	$94,238	$98,714	(4.5)%	$106,980	(7.7)%
As a percentage of restaurant sales	28.3%	28.1%	0.2%	28.3%	(0.2)%

Cost of food, which is comprised of the cost associated with the sale of food and beverage products that are consumed while dining in our restaurants, as take-out, and as catering. Cost of food decreased approximately $4.5 million, or 4.5%, in fiscal 2018 compared to fiscal 2017. Cost of food is variable and generally fluctuates with sales volume. As a percentage of restaurant sales, food costs increased 0.2% to 28.3% in fiscal 2018 compared to 28.1% in fiscal 2017. The Cost of food as percentage of sales was impacted by several offsetting factors: (1) higher food commodity costs driven in large part by higher freight charges and (2) changes in product offerings (for a portion of the fiscal year) with generally higher food ingredient costs, partially offset by (3) higher menu pricing.

Cost of food decreased approximately $8.3 million, or 7.7%, in fiscal 2017 compared to fiscal 2016. Cost of food is variable and generally fluctuates with sales volume. As a percentage of restaurant sales, food costs decreased 0.2%% to 28.1%% in fiscal 2017 compared to 28.3% in fiscal 2016. The Cost of food as percentage of sales decreased with lower average food commodity costs, higher realized average menu prices, and continued careful food cost controls. At our Luby’s Cafeterias we experienced an approximate 1% decrease in the cost of our basket of food commodity purchases, occurring as a result of decreases in the cost in our primary commodities of beef and poultry as well as in our other commodities of eggs and oils and shortenings partially offset by increases in the cost of seafood, dairy and butter, and fresh produce. At our Fuddruckers, the cost of our basket of food commodity purchases was stable, with modest increases in the cost of beef, cheese and dairy, and produce offset by decreases in the cost of poultry, pork, and dough used in the production of buns.

Payroll and Related Costs

	Fiscal Year 2018 Ended	Fiscal Year 2017 Ended	Fiscal 2018 vs Fiscal 2017	Fiscal Year 2016 Ended	Fiscal 2017 vs Fiscal 2016
($000s)	August 29, 2018	August 30, 2017	Higher/(Lower)	August 31, 2016	Higher/(Lower)
	(52 weeks)	(52 weeks)	(52 vs 52 weeks)	(53 weeks)	(52 vs 53 weeks)
Payroll and related costs	$124,478	$125,997	(1.2)%	$132,960	(5.2)%
As a percentage of restaurant sales	37.4%	35.9%	1.5%	35.2%	0.7%

Payroll and related costs includes restaurant-level hourly wages, including overtime pay, and pay while training, as well as management salaries and incentive payments. Payroll and related costs also include the payroll taxes, workers’ compensation expense, group health insurance costs, and 401(k) matching expense for all restaurant-level hourly and management employees. Payroll and related costs decreased approximately $1.5 million, or 1.2%, in fiscal 2018 compared to fiscal 2017 due in part to (1) operating 29 fewer restaurants (net reduction of eight restaurants in fiscal 2017 and reduction of 21 restaurants in fiscal 2018); partially offset by (2) an approximate $1.0 million increase in workers' compensation expense; and (3) higher average wage rates reflective of market pressures. Payroll and related costs as a percentage of restaurant sales increased 1.5% due to (1) the fixed cost component of labor costs with lower same-store sales levels; (2) higher average hourly wage rates reflective of market pressures; and (3) an approximate $1.0 million increase in workers' compensation expense.

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

Other Operating Expenses

	Fiscal Year 2018 Ended	Fiscal Year 2017 Ended	Fiscal 2018 vs Fiscal 2017	Fiscal Year 2016 Ended	Fiscal 2017 vs Fiscal 2016
($000s)	August 29, 2018	August 30, 2017	Higher/(Lower)	August 31, 2016	Higher/(Lower)
	(52 weeks)	(52 weeks)	(52 vs 52 weeks)	(53 weeks)	(52 vs 53 weeks)
Other operating expenses	$62,286	$61,924	0.6%	$60,961	1.6%
As a percentage of restaurant sales	18.7%	17.7%	1.0%	16.1%	1.6%

Other operating expenses primarily include restaurant-related expenses for utilities, repairs and maintenance, advertising, insurance, and services. Other operating expenses increased approximately $0.4 million, or 0.6%, in fiscal 2018 compared to fiscal 2017. As a percentage of restaurant sales, Other operating expenses increased 1.0% to 18.7% in fiscal 2018 compared to 17.7% in fiscal 2017. The 1.0% increase in Other operating expenses as a percentage of restaurant sales was due to (1) a 0.5% increase in restaurant supplies related to efforts within fiscal 2018 to refresh, restock, and upgrade kitchen and dining room supplies in order to enhance the guest experience as well as increased food-to-go packaging costs with the growth in food-to-go sales through third party delivery services; (2) a 0.3% increase in repairs and maintenance expense; (3) a 0.2% increase in utilities expense on higher electricity utility rates; and (4) 0.2% increase in other expenses primarily related to post-hurricane Harvey related costs as well as increased reserves for doubtful accounts.

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

Occupancy Costs

	Fiscal Year 2018 Ended	Fiscal Year 2017 Ended	Fiscal 2018 vs Fiscal 2017	Fiscal Year 2016 Ended	Fiscal 2017 vs Fiscal 2016
($000s)	August 29, 2018	August 30, 2017	Higher/(Lower)	August 31, 2016	Higher/(Lower)
	(52 weeks)	(52 weeks)	(52 vs 52 weeks)	(53 weeks)	(52 vs 53 weeks)
Occupancy costs	$20,399	$21,787	(6.4)%	$22,374	(2.6)%
As a percentage of restaurant sales	6.1%	6.2%	(0.1)%	5.9%	0.3%

Occupancy costs include property lease expense, property taxes, and common area maintenance charges, property insurance, and permits and licenses. Occupancy costs decreased $1.4 million in fiscal 2018 compared to fiscal 2017 due to primarily operating 29 fewer restaurants (net reduction of eight restaurants in fiscal 2017 and reduction of 21 restaurants in fiscal 2018). Of the net reduction of 29 restaurants, 19 were properties that we leased.

Occupancy costs decreased $0.6 million in fiscal 2017 compared to fiscal 2016 due to primarily operating seven fewer leased restaurant locations (one of which is now sub-leased to a Fuddruckers franchise operator) and one additional week of operations in fiscal 2016. The occupancy costs of closed locations previously operated as Cheeseburger in Paradise, but selected for conversion to Fuddruckers restaurants in fiscal 2017 or beyond were classified as pre-opening cost and reflected in our Opening costs expense line.

 Franchise Operations Segment Profit

	Fiscal Year 2018 Ended	Fiscal Year 2017 Ended	Fiscal 2018 vs Fiscal 2017	Fiscal Year 2016 Ended	Fiscal 2017 vs Fiscal 2016
($000s)	August 29, 2018	August 30, 2017	Higher/(Lower)	August 31, 2016	Higher/(Lower)
	(52 weeks)	(52 weeks)	(52 vs 52 weeks)	(53 weeks)	(52 vs 53 weeks)
Franchise revenue	$6,365	$6,723	(5.3)%	$7,250	(7.3)%
Cost of franchise operations	1,528	1,733	(11.8)%	1,877	(7.7)%
Franchise profit	$4,837	$4,990	(3.1)%	$5,373	(7.1)%
Franchise profit as percent of Franchise revenue	76.0%	74.2%	1.8%	74.1%	0.1%

We offer franchises for the Fuddruckers brand. Franchises are sold in markets where expansion is deemed advantageous to the development of the Fuddruckers concept and system of restaurants. Franchise revenue includes (1) franchise royalties and (2) franchise and area development agreement fees. Franchise revenue decreased approximately $0.4 million, or 5.3%, in fiscal 2018 compared to fiscal 2017 which included an approximate $0.2 million decrease in franchise royalties and an approximate $0.2 million decrease in franchise fees. The approximate $0.2 million decrease in franchise royalties was due primarily to a net decrease of eight franchise locations in operation and a 1.4% decrease in domestic franchise same-store sales. The approximate $0.2 million decrease in franchise fees was due to fewer openings and lower fees earned associated with franchisees not fully achieving timetables for store openings under development agreements. Cost of franchise operations decreased approximately $0.2 million, or 11.8%, in fiscal 2018 compared to fiscal 2017, primarily as a result of decreased overhead cost to support franchise operations and the opening of fewer franchise locations. Franchisees opened four locations in fiscal 2018 (two in Florida, one in Pennsylvania, and one in Mexico). Franchise profit, defined as Franchise revenue less Cost of franchise operations, decreased approximately $0.2 million in fiscal 2018 compared to fiscal 2017. During fiscal 2018, we opened the four franchise locations enumerated above and there were 12 franchise units that closed on a permanent basis. We ended fiscal 2018 with 105 Fuddruckers franchise restaurants.

Franchise revenue decreased approximately $0.5 million in fiscal 2017 compared to fiscal 2016 which included an approximate $0.6 million decrease in franchise royalties, partially offset by an approximate $0.1 million increase in franchise fees. Cost of franchise operations decreased approximately $0.1 million, or 7.7%%, in fiscal 2017 compared to fiscal 2016, primarily as a result of decreased overhead cost to support franchise operations and the opening of fewer franchise locations. Franchisees opened four international locations (one in Panama; one in Colombia; one in the Dominican Republic; and one in Canada) in fiscal 2017. Franchise profit, defined as Franchise revenue less Cost of franchise operations, decreased approximately $0.4 million in fiscal 2017 compared to fiscal 2016. During fiscal 2017, we opened the eight franchise locations enumerated above and there were also eight franchise units that closed on a permanent basis. We ended fiscal 2017 with 113 Fuddruckers franchise restaurants.

Culinary Contract Services Segment Profit

Culinary Contract Services is a business line servicing healthcare, corporate dining clients, government buildings, sports stadiums, and sales through retail grocery outlets. The healthcare accounts are full service and typically include in-room delivery, catering, vending, coffee service and retail dining. Retail grocery outlet sales are through H-E-B stores, a Texas-born retailer, where we sell family-sized versions of Luby's Famous Macaroni & Cheese (two varieties) and Luby's famous Fried Fish in the freezer section.

This Culinary Contract Services business segment varied between 22 and 28 client locations in fiscal 2018 and between 23 and 25 client locations in fiscal 2017. In fiscal 2018 and fiscal 2017, we continued concentrating on clients able to enter into agreements where all operating costs are reimbursed to us and we generally charge a fixed fee. These agreements typically present lower financial risk to the company.

	Fiscal Year 2018 Ended	Fiscal Year 2017 Ended	Fiscal 2018 vs Fiscal 2017	Fiscal Year 2016 Ended	Fiscal 2017 vs Fiscal 2016
($000s)	August 29, 2018	August 30, 2017	Higher/(Lower)	August 31, 2016	Higher/(Lower)
	(52 weeks)	(52 weeks)	(52 vs 52 weeks)	(53 weeks)	(52 vs 53 weeks)
Culinary contract services	$25,782	$17,943	43.7%	$16,695	7.5%
Cost of culinary contract services	24,161	15,774	53.2%	14,955	5.5%
Culinary contract profit	$1,621	$2,169	(25.3)%	$1,740	24.7%
Culinary contract profit as percent of Culinary contract services sales	6.3%	12.1%	(5.8)%	10.4%	1.7%

Culinary contract services revenue increased $7.8 million, or 43.7%, in fiscal 2018 compared to fiscal 2017. The $7.8 million increase in revenue was primarily due to (1) 15 new locations opening since the beginning of fiscal 2017 contributing a total of $10.4 million in increased sales; and (2) an increase of $0.5 million at locations that were in operation throughout fiscal 2017 and fiscal 2018; partially offset by (3) the closure of nine locations which reduced sales by $3.1 million. Cost of culinary contract services includes the food, payroll and related costs, other direct operating expenses associated with generating culinary contract sales, and the direct overhead costs (primarily salary and related costs) associated with the management of this business segment. Cost of culinary contract services increased approximately $8.4 million, or 53.2%, in fiscal 2018 compared to fiscal 2017 due primarily to a net increase in culinary contract sales volume and an increase in corporate overhead supporting the Culinary Contract Services business segment. Profit in our Culinary Contract Services business segment (defined as Culinary contract cervices revenue less Cost of culinary contract services) decreased in dollar terms by approximately $0.5 million and decreased as a percent of Culinary contract services revenue to 6.3% in fiscal 2018 from 12.1% in fiscal 2017.

Culinary contract services revenue increased $1.2 million, or 7.5%, in fiscal 2017 compared to fiscal 2016. The $1.2 million, increase in revenue was primarily due to (1) twelve new locations opening since the beginning of fiscal 2016 contributing a total of $6.2 million in sales; partially offset by (2) the closure of nine locations which reduced sales by $4.6 million; and (3) a reduction of $0.4 million in sales from locations that were in operation throughout fiscal 2016 and fiscal 2017. Cost of culinary contract services includes the food, payroll and related costs, other direct operating expenses associated with generating culinary contract sales, and the direct overhead costs (primarily salary and related costs) associated with the management of this business segment. Cost of culinary contract services increased approximately $0.8 million, or 5.5%, in fiscal 2017 compared to fiscal 2016 due primarily to a net increase in culinary contract sales volume, partially offset by an additional week of operations in fiscal 2016. Profit in our Culinary Contract Services business segment (defined as Culinary contract cervices revenue less Cost of culinary contract services) increased in dollar terms by approximately $0.4 million and increased as a percent of Culinary contract services revenue to 12.1% in fiscal 2017 from 10.4% in fiscal 2016.

Opening Costs

Opening costs includes labor, supplies, occupancy, and other costs necessary to support the restaurant through its opening period. Opening costs were approximately $0.6 million in fiscal 2018 compared to approximately $0.5 million in fiscal 2017 and approximately $0.8 million in fiscal 2016.

Opening costs of $0.6 million in fiscal 2018 included the re-opening costs associated with one Fuddruckers location that was damaged during Hurricane Harvey and subsequently restored and re-opened for business in fiscal 2018 as well as the carrying costs for one location where we previously operated a Cheeseburger in Paradise restaurant and one location that we lease for a potential future Fuddruckers opening.

Opening costs of $0.5 million in fiscal 2017 included the costs of opening one Fuddruckers location and the carrying costs (mainly rent, property taxes, and utilities) for two locations that were selected for possible conversion from Cheeseburger in Paradise restaurants to Fuddruckers restaurants.

Opening costs of $0.8 million in fiscal 2016 included the costs of opening three Fuddruckers locations and the carrying costs (mainly rent, property taxes, and utilities) for two locations that were selected for possible conversion from Cheeseburger in Paradise restaurants to Fuddruckers restaurants.

Depreciation and Amortization

	Fiscal Year 2018 Ended	Fiscal Year 2017 Ended	Fiscal 2018 vs Fiscal 2017	Fiscal Year 2016 Ended	Fiscal 2017 vs Fiscal 2016
($000s)	August 29, 2018	August 30, 2017	Higher/(Lower)	August 31, 2016	Higher/(Lower)
	(52 weeks)	(52 weeks)	(52 vs 52 weeks)	(53 weeks)	(52 vs 53 weeks)
Depreciation and amortization	$17,453	$20,438	(14.6)%	$21,889	(6.6)%
As a percentage of total sales	4.8%	5.4%	(0.6)%	5.4%	0.0%

Depreciation and amortization expense decreased $3.0 million in fiscal 2018 compared to fiscal 2017 due primarily to certain assets reaching the end of their depreciable lives and the removal of certain assets upon sale.

Depreciation and amortization expense decreased $1.5 million in fiscal 2017 compared to fiscal 2016 due primarily to certain existing assets reaching the end of their depreciable lives.

Selling, General and Administrative Expenses

	Fiscal Year 2018 Ended	Fiscal Year 2017 Ended	Fiscal 2018 vs Fiscal 2017	Fiscal Year 2016 Ended	Fiscal 2017 vs Fiscal 2016
($000s)	August 29, 2018	August 30, 2017	Higher/(Lower)	August 31, 2016	Higher/(Lower)
	(52 weeks)	(52 weeks)	(52 vs 52 weeks)	(53 weeks)	(52 vs 53 weeks)
General and administrative expenses	$35,201	$32,746	7.5%	$36,808	(11.0)%
Marketing and advertising expenses	3,524	5,132	(31.3)%	5,614	(8.6)%
Selling, general and administrative expenses	$38,725	$37,878	2.2%	$42,422	(10.7)%
As percent of total sales	10.6%	10.1%	0.5%	10.5%	(0.4)%

Selling, general and administrative expenses include corporate salaries and benefits-related costs, including restaurant area leaders and regional directors, share-based compensation, professional fees, travel and recruiting expenses and other office expenses. Selling, general and administrative expenses increased by approximately $0.8 million, or 2.2%, in fiscal 2018 compared to fiscal 2017. The approximate $0.8 million increase in Selling, general and administrative expenses include (1) an approximate $1.9 million increase in outside professional service fees which includes increased information technology consulting to supplement our in-house information technology staff and increased spending for marketing consulting, and outside legal fees; (2) an approximate $0.8 million increase in salaries and benefits expense mostly related to one-time employee separation costs as we reduced our restaurant count and corporate overhead staffing levels; partially offset by (3) an approximate $1.6 million reduction in marketing and advertising expenses due to re-directing marketing investment away from more costly broad channels, such as television advertising, toward more focused and economical channels for our brands, such as digital media; and (4) an approximate $0.3 million reduction in corporate travel expense, corporate occupancy costs, bank charges, and other various corporate overhead costs. As a percentage of total sales, Selling, general and administrative expenses increased to 10.6% in fiscal 2018 compared to 10.1% in fiscal 2017 primarily due to net increases in the expenses enumerated above.

Selling, general and administrative expenses decreased by approximately $4.5 million, or 10.7%, in fiscal 2017 compared to fiscal 2016. Decreases in Selling, general and administrative expenses include (1) an approximate $3.5 million decrease in salaries, benefits, and other compensation expenses due to reduced headcount, significantly reduced bonus and incentive expense (including an adjustment to the estimated fair value of performance awards under an incentive compensation plan), and to a lesser extent, one less operating week in fiscal 2017 compared to fiscal 2016; (2) an approximate $0.7 million decrease in corporate employee travel costs; and (3) an approximate $0.5 million reduction in marketing and advertising costs, partially offset by (4) an approximate $0.1 million increase in corporate supplies expense and other overhead expenses, net of a reduction in outside professional service fees As a percentage of total sales, Selling, general and administrative expenses decreased to 10.1% in fiscal 2017 compared to 10.5% in fiscal 2016 primarily due to net decreases in the expenses enumerated above.

Provision for Asset Impairments and Restaurant Closings

The provision for asset impairment and restaurant closings of approximately $8.9 million in fiscal 2018 is primarily related to assets impaired at 21 property locations, goodwill at three property locations, ten properties held for sale written down to their fair value, and a reserve for 15 restaurant closings of approximately $1.3 million.

The asset impairment of approximately $10.6 million in fiscal 2017 is primarily related to assets impaired at 17 property locations, goodwill at six property locations, five properties held for sale written down to their fair value, and a reserve for 10 restaurant closings of approximately $0.5 million.

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

Net Gain on Disposition of Property and Equipment

The approximate $5.4 million net gain on disposition of property and equipment in fiscal 2018 is primarily related to the gain on the sale of 10 properties of approximately $4.9 million and approximately $1.3 million of insurance proceeds received for property and equipment damaged by Hurricane Harvey, partially offset by lease termination costs at eight restaurant location closures and routine asset retirements.

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

Interest Income

Interest income was $12 thousand in fiscal 2018 compared to $8 thousand in fiscal 2017, and compared to $4 thousand in fiscal 2016.

Interest Expense

Interest expense in fiscal 2018 increased approximately $0.9 million compared to fiscal 2017 on higher average debt balances and higher average interest rates inherent in our amended credit agreement and acceleration of deferred financing fees related to shortening the maturity in our amended credit agreement in the quarter ended June 6, 2018 exceeding the acceleration of deferred financing fees related to the extinguishment of debt in the quarter ended March 15, 2017. Interest expense in fiscal 2017 increased approximately $0.2 million compared to fiscal 2016 on marginally higher average debt balances and higher average interest rates.

Other Income (Expense), Net

Other income (expense), net, consisted primarily of the following components: net rental property income and expenses relating to property for which we are the landlord; prepaid sales tax discounts; oil and gas royalty income; and dining card sales discounts.

Other income (expense), net, was income of approximately $0.3 million in fiscal 2018 compared to expense of approximately $0.5 million in fiscal 2017 and income of approximately $0.2 million in fiscal 2016. Other income (expense), net, increased approximately $0.8 million in fiscal 2018 compared to fiscal 2017 primarily related to (1) an increase in the fair value of our interest rate swap; and (2) higher net rental income; partially offset by (3) greater gift card related expense and comparison to a fiscal 2017 reduction in our gift card liability. Other income (expense), net, decreased approximately $0.6 million in fiscal 2017 compared to fiscal 2016 primarily related to (1) recording a net reduction in the fair value of our interest rate swap agreement; (2) lower rental net income; and (3) a decrease in sales tax discounts as we did not participate in state tax prepayment programs to the full extent in fiscal 2017.

Taxes

The income tax provision related to continuing operations for fiscal 2018 was approximately $7.7 million compared to an income tax provision of approximately $2.4 million for fiscal 2017 and an income tax provision of approximately $4.9 million for fiscal 2016. The income tax provision in fiscal 2018, reflects the impact of U.S. tax reform that is commonly referred to as Tax Cuts and Jobs Act (the "Tax Act"), of $3.2 million in deferred income taxes, and additional $4.1 million of deferred income tax provision including a valuation allowance increase and $0.4 million of current state income taxes. The income tax provision in fiscal 2017 reflects recording a deferred tax asset valuation allowance of $9.5 million partially offset by recording a tax benefit related to the pre-tax loss for the year adjusted for state income taxes and general business tax credits. The income tax provision in fiscal 2016 reflects recording a deferred tax asset valuation allowance of $6.9 million partially offset by recording a tax benefit related to the pre-tax loss for the year adjusted for state income taxes, and general business and foreign tax credits.

The effective tax rate ("ETR") from continuing operations was a negative 30.6%, a negative 12.0%, and a negative 90.4% for fiscal 2018, 2017, and 2016, respectively. The Tax Act lowered the federal statutory tax rate from 35% to 21% effective January 1, 2018. In accordance with the application of IRC Section 15, the Company's federal statutory tax rate for fiscal 2018 was 25%, representing a blended tax rate for the current fiscal year. The ETR for the year ended August 29, 2018 differs from the blended federal statutory rate of 25%, due to the change in valuation allowance, the impact upon enactment of the Tax Act, the federal job credits, state income taxes, and other discrete items. The ETR for the year ended August 30, 2017 and the year ended August 31, 2016 differs from the federal statutory rate of 34% due to the change in valuation allowance, federal jobs credits, state income taxes and other discrete items.

Discontinued Operations

	Fiscal Year Ended
($000s)	August 29, 2018	August 30, 2017	August 31, 2016
	(52 weeks)	(52 weeks)	(53 weeks)
Discontinued operating losses	$(21)	$(28)	$(161)
Impairments	(59)	—	—
Gains	—	—	25
Pretax loss	$(80)	$(28)	$(136)
Income tax benefit (expense) from discontinued operations	(534)	(438)	46
Loss from discontinued operations, net of income taxes	$(614)	$(466)	$(90)

The loss from discontinued operations, net of income taxes was approximately $0.6 million in fiscal 2018 compared to a loss of approximately $0.5 million in fiscal 2017 and a loss of approximately $0.1 million in fiscal 2016. The loss of approximately $0.6 million in fiscal 2018 included (1) less than $0.1 million in “carrying costs” (typically rent, property taxes, utilities, and maintenance) associated with assets that were related to discontinued operations; (2) less than $0.1 million impairment charges for certain assets related to discontinued operations; and (3) an approximate $0.5 million income tax provision related to increasing the deferred tax asset valuation allowance associated with discontinued operations. The loss of $0.5 million in fiscal 2017 included (1) less than $0.1 million in “carrying costs” associated with assets that were related to discontinued operations and (2) an approximate $0.4 million income tax provision related to increasing the deferred tax asset valuation allowance associated with discontinued operations. The loss of approximately $0.1 million in fiscal 2016 included (1) approximately $0.2 million in carrying costs associated with assets that were related to discontinued operations; partially offset by (2) a less than $0.1 million gain on sale of assets that were related to discontinued operations; and (3) a less than $0.1 million income tax benefit related to discontinued operations.

LIQUIDITY AND CAPITAL RESOURCES

Cash and Cash Equivalents

General. Our primary sources of short-term and long-term liquidity are cash flows from operations and our revolving credit facility.

Cash and cash equivalents increased approximately $2.6 million as of the end of fiscal 2018 compared to the end of fiscal 2017. Cash provided by investing activities of approximately $3.0 million and cash provided by financing activities of approximately $8.1 million was offset by cash used in operating activities of approximately $8.5 million.

Cash used in operating activities of approximately $8.5 million in fiscal 2018 was a decrease of approximately $18.1 million from a source of cash of approximately $9.6 million in fiscal 2017. Net cash provided by investing activities, in fiscal 2018, was approximately $3.0 million representing an approximate $6.2 million increase from net cash used in investing activities of approximately $3.2 million in fiscal 2017. Cash flows from financing activities was a source of cash, in fiscal 2018, of approximately $8.1 million and an increase of approximately $14.7 million from the use of cash of approximately $6.6 million in fiscal 2017. Our total outstanding debt increased to approximately $39.5 million at the end of fiscal 2018 from approximately $31.0 million at the end of fiscal 2017 primarily due to the use of cash and decline in cash provided by operating activities before changes in operating assets and liabilities of approximately $12.3 million partially offset by proceeds from property sales. We plan to continue the level of capital expenditures necessary to keep our restaurants attractive and operating efficiently.

Cash and cash equivalents decreased approximately $0.2 million as of the end of fiscal 2017 compared to the end of fiscal 2016. Cash provided by operating activities of approximately $9.6 million was offset by cash used in investing activities of approximately $3.2 million and cash used in financing activities of approximately $6.6 million.

Cash flow from operations was unfavorably impacted by decreased restaurant sales and increased other operating expenses in fiscal 2017 compared to fiscal 2016 but favorably impacted by decreased cost of food, payroll and related costs, and occupancy costs. We decreased our net borrowings from our 2016 Credit facility in fiscal 2017 compared to fiscal 2016 primarily due to decreases in our capital expenditures and proceeds on the sale of properties.

Our cash requirements for fiscal 2018 consisted principally of:

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

The following table summarizes our cash flows from operating, investing and financing activities:

	Fiscal Year Ended
	August 29, 2018	August 30, 2017	August 31, 2016
	(52 weeks)	(52 weeks)	(53 weeks)
	(In thousands)
Total cash provided by (used in):
Operating activities	$(8,453)	$9,640	$13,859
Investing activities	3,014	(3,216)	(13,442)
Financing activities	8,065	(6,667)	(579)
Increase (Decrease) in cash and cash equivalents	$2,626	$(243)	$(162)

Operating Activities. Cash flow from operating activities decreased from a source of cash of approximately $9.6 million in fiscal 2017 to a use of cash of approximately $8.5 million in fiscal 2018. The $18.1 million decrease in operating cash flow was primarily due to an approximate $12.3 million decrease in cash provided by operations before changes in operating assets and liabilities and an approximate $5.8 million increase in cash used in changes in operating assets and liabilities.

The $12.3 million decrease in cash provided by operating activities before changes in operating assets and liabilities was primarily due to uses of cash from an approximate $12.0 million decrease total in total segment level profit, an approximate $0.9 million increase in interest expense, an approximate $0.2 million increase in discounts on the sale of gift cards, and an approximate $0.2 million decrease in sales tax discounts as a result of discontinuing the prepayment of certain sales taxes partially offset by a source of cash of an approximate $1.0 million increase in the fair value of our interest rate swap.

The $5.8 million increase in cash used in changes in operating assets and liabilities was primarily due to an approximate $7.7 million decrease in the change of accounts payable, accrued expenses and other liabilities, partially offset by an approximate $1.3 million decrease in the change of trade accounts receivable and other receivables, an approximate $0.3 million decrease in the change of food and supply inventories, and an approximate $0.3 million decrease in the change of prepaid expenses and other assets, in fiscal 2018 compared to fiscal 2017.

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

Cash provided by investing activities was approximately $3.0 million in fiscal 2018, an increase of approximately $6.2 million compared to cash used in investing activities of approximately $3.2 million in fiscal 2017, primarily due to the proceeds from disposal of assets and property held for sale and proceeds from property and equipment insurance claims. We invested approximately $13.2 million in the purchase of property and equipment in fiscal 2018, an increase of $0.7 million from our investment of approximately $12.5 million in fiscal 2017. Proceeds from disposal of assets and property held for sale was approximately $14.2 million in fiscal 2018, an increase of $4.9 million from proceeds of approximately $9.3 million in fiscal 2017. Proceeds on property and equipment insurance claims of approximately $2.1 million was a source of cash in fiscal 2018. The purchases of property and equipment of approximately $13.2 million in fiscal 2018 included approximately $11.1 million in capital expenditures related to Company-owned restaurants, approximately $1.9 million in corporate related capital expenditures, and approximately $0.2 million in Culinary Contract Services. The purchases of property and equipment of approximately $12.5 million in fiscal 2017 included $11.4 million in capital expenditures related to Company-owned restaurants and $1.1 million in corporate related capital expenditures.

Cash used in investing activities was approximately $3.2 million in fiscal 2017 compared to cash used in investing activities of approximately $13.4 million in fiscal 2016. In fiscal 2017, proceeds from disposal of assets and property held for sale was approximately $9.3 million. In fiscal 2017, purchases of property and equipment was approximately $12.5 million, including $11.4 million in capital expenditures related to Company-owned restaurants and approximately $1.1 million in corporate related capital expenditures.

Financing Activities. Cash provided by financing activities was approximately $8.1 million in fiscal 2018, an increase of $14.7 million from cash used in financing activities of approximately $6.6 million in fiscal 2017. Cash flows from financing activities was primarily the result of borrowings and repayments related to the 2016 Credit facility, as amended; our Revolver and our Term Loan. During fiscal 2018, cash provided by Revolver borrowings was approximately $15.6 million, our Term Loan repayments was approximately $7.0 million, cash used for debt issuance costs was approximately $0.4 million, and cash used for equity shares withheld to cover taxes was approximately $0.1 million.

In fiscal 2017, we decreased debt from $37.0 million at the end of fiscal 2016 to $31.0 million at the end of fiscal 2017. In fiscal 2017, we paid approximately $652 thousand in debt issuance costs.

STATUS OF LONG-TERM INVESTMENTS AND LIQUIDITY

At August 29, 2018, we did not hold any long-term investments.

STATUS OF TRADE ACCOUNTS AND OTHER RECEIVABLES, NET

We monitor the aging of our receivables, including Fuddruckers franchising related receivables, and record provisions for uncollectability, as appropriate. Credit terms of accounts receivable associated with our CCS business vary from 30 to 45 days based on contract terms.

WORKING CAPITAL

At fiscal year-end 2018, current assets increased approximately $2.8 million including an increase of approximately $2.6 million in cash. Trade accounts and other receivables increased approximately $1.7 million while insurance receivables, food and supply inventory, and prepaid expenses decreased approximately $0.9 million, $0.4 million and $0.2 million, respectively. The $1.7 million increase in trade accounts and other receivables was primarily due to increases in receivables related to our culinary contract services. The $0.9 million decrease in insurance receivables related to insurance proceeds received on two properties damaged by flooding during Hurricane Harvey. The $0.4 million decrease in food and supply inventory was primarily due to lower spending for restaurant supplies and food supplies on lower sales volumes and the $0.2 million decrease in prepaid expenses was primarily due to reduction in prepayments of expenses.

At fiscal year-end 2018, current liabilities increased approximately $37.2 million due primarily to an approximate $39.3 million increase in Credit facility debt and an approximate $3.3 million increase in accrued expenses and other liabilities partially offset by an approximate $5.4 million decrease in accounts payable. The increase of approximately $39.3 million in Credit facility debt was due to the reclassification of Credit facility debt from long-term to short-term due to the maturity of the loans on May 1, 2019 and the approximate $3.3 million increase in accrued expenses and other liabilities is primarily a result of lease termination costs reserves of approximately $1.5 million, self-insured medical claims reserves of approximately $0.9 million, accrued salaries and incentives of approximately $0.7 million, accrued professional fees of approximately $0.4 million, insurance claims of approximately $0.4 million, accrued interest expense of approximately $0.3 million, worker's compensation claims reserves of approximately $0.2 million, and accrued travel costs of approximately $0.1 million, partially offset by decreases in deferred income taxes of approximately $0.4 million, accrued property taxes of approximately $0.2 million, accrued legal and professional fees of approximately $0.1 million, and unredeemed gift cards of approximately $0.1 million, The $5.4 million decrease in accounts payable was due to an approximate $1.9 million decrease in checks in transit, an approximate $3.2 million decrease in trade payables, and an approximate $0.3 million decrease in accrued purchases.

CAPITAL EXPENDITURES

Capital expenditures consist of purchases of real estate for future restaurant sites, culinary contract services investments, new unit construction, purchases of new and replacement restaurant furniture and equipment, and ongoing remodeling programs. Capital expenditures for fiscal 2018 were approximately $13.2 million consisting of (1) approximately $1.1 million in information technology infrastructure maintenance and upgrade projects; (2) approximately $2.1 million in the rebuilding and refurbishing and updating of restaurants, mostly related to restorations after hurricane and flood damage incurred in August 2017; and (3) approximately $10.0 million in recurring capital expenditures. In fiscal 2019, we expect to invest up to $8.0 million for recurring maintenance for our restaurant properties and information technology investments. We expect to be able to fund all capital expenditures in fiscal 2019 using cash flows from operations, proceeds from the sale of assets, and our available credit.

DEBT

Senior Secured Credit Agreement
On November 8, 2016, we entered into a $65.0 million Senior Secured Credit Facility with Wells Fargo Bank, National Association, as Administrative Agent and Cadence Bank, NA and Texas Capital Bank, NA, as lenders (“2016 Credit Agreement”). The 2016 Credit Agreement, prior to amendments discussed below, is comprised of a $30.0 million 5-year Revolver (the “Revolver”) and a $35.0 million 5-year Term Loan (the “Term Loan”). The maturity date of the 2016 Credit Agreement is November 8, 2021. For this section of the form 10-K, capitalized terms that are used but not otherwise defined shall have the meanings given to such terms in the 2016 Credit Agreement.
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
Second Amendment to 2016 Credit Agreement
On April 20, 2018, the Company entered into the Second Amendment to the 2016 Credit Agreement, effective as of March 14, 2018. The amendment accelerates the maturity date of the Credit Agreement to May 1, 2019, approximately 9 months after the balance sheet date, August 29, 2018. The amendment included the following changes:

•	Aggregate commitments under the senior secured revolving credit facility (“Revolver”) were reduced from $30.0 million to $27.0 million beginning August 29, 2018.

•	Changed the maturity date of the Revolver and Term Loan to May 1, 2019.

•	Reduced the letter of credit sub-limit from $5.0 million to $2.0 million.

•	Interest rate on LIBOR Rate Loans (LIBOR + Applicable Margin) changed to the following:

◦	LIBOR + 4.50% April 20, 2018 - June 30, 2018

◦	LIBOR + 4.75% July 1, 2018 - September 30, 2018

◦	LIBOR + 5.00% October 1, 2018 - December 31, 2018

◦	LIBOR + 5.25% January 1, 2019 - March 31, 2019

◦	LIBOR + 5.50% April 1, 2019 - Maturity Date

•	Interest rate margin on Base Rate Loans changed to the following:

◦	100 basis points less than the Applicable Margin for LIBOR Rate Loans

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

Third Amendment to 2016 Credit Agreement

On August 24, 2018, the Company entered into the Third Amendment to Credit Agreement (the “Third Amendment”) amending the Credit Agreement dated as of November 8, 2016, as amended by the Second Amendment to Credit Agreement dated as of April 20, 2018 (together, with the Third Amendment, the “Credit Agreement”), by and among the Company, the other credit parties party thereto, the lenders party thereto and Wells Fargo Bank, National Association, as Administrative Agent for the lenders (the “Administrative Agent”).

The Third Amendment amended the interest rate on LIBOR rate loans (LIBOR + applicable margin) to (i) LIBOR + 6.50% from the effective date of the Third Amendment through the date the term loan has been paid in full in cash and (ii) LIBOR + 5.50% from the date following the date the term loan has been paid in full in cash and thereafter. The interest rate on base rate loans is 100 basis points less than the applicable margin for LIBOR rate loans.

Pursuant to the Third Amendment, the lenders agreed to waive the existing events of default as of the effective date of the Third Amendment resulting from any breach of certain financial covenants or the limitation on maintenance capital expenditures, in each case that may have occurred during the period from and including May 9, 2018 until the effective date of the Third Amendment, and any related events of default. Additionally, the lenders agreed to waive the requirements that the Company comply with certain financial covenants until December 31, 2018.

The Third Amendment requires the Company to make mandatory principal prepayments upon certain asset dispositions as follows: (i) 50% of the first $12.0 million of net cash proceeds from asset dispositions received by the Company; (ii) 75% of the next $8.0 million of net cash proceeds from asset dispositions received by the Company; and (iii) 100% of all net cash proceeds in excess of the first $20.0 million of net cash proceeds from asset dispositions received by the Company, in each case from and after the effective date of the Third Amendment.

Additionally, the Company agreed to grant liens on additional properties of the Company to secure borrowings under the Credit Agreement.

At August 29, 2018, the Company had approximately $8.5 million available to borrow under the Revolver in the 2016 Credit Agreement.

As of August 29, 2018, under the 2016 Credit Agreement, we had $39.5 million in total outstanding loans and approximately $1.3 million committed under letters of credit, which is used as security for the payment of insurance obligations, and approximately $0.2 million in other indebtedness.
2013 Credit Facility

We were party to a revolving credit agreement with Wells Fargo Bank, National Association, as Administrative Agent, and ZB, N.A. dba Amegy Bank (formerly Amegy Bank, N.A.), as Syndication Agent (the “2013 Credit Facility”). The 2013 Credit Facility matured and was refunded on November 8, 2016, through the entering of the 2016 Credit Agreement, and there were no amounts outstanding under the 2013 Credit Facility at August 30, 2017.

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

Contractual Obligations

At August 29, 2018, we had contractual obligations and other commercial commitments as described below:

	Payments due by Period
Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	After 5 Years
	(In thousands)
Revolver	$20,000	$20,000	$—	$—	$—
Term Loan	19,506	19,506	—	—	—
Capital lease and other obligations(1)	201	64	132	5	—
Operating lease obligations (2)	52,815	10,790	15,464	9,921	16,640
Uncertain tax positions liability (3)	25	25	—	—	—
Total	$92,547	$50,385	$15,596	$9,926	$16,640

	Amount of Commitment by Expiration Period
Other Commercial Commitments	Total	Fiscal 2019	Fiscal 2020-2021	Fiscal 2021-2022	Thereafter
	(In thousands)
Letters of credit	$1,287	$1,287	$—	$—	$—

(1)	Capital lease obligations contain leases relating to notes on automobile purchases.

(2)	Operating lease obligations contain rent escalations and renewal options ranging from one to twenty-five years.

(3)	The timing and amounts of future cash payments related to these liabilities are uncertain.

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

Long-term liabilities reflected in our consolidated financial statements as of August 29, 2018 included amounts accrued for benefit payments under our supplemental executive retirement plan of $39 thousand, accrued non-cash compensation of approximately $21 thousand, accrued insurance reserves of approximately $1.0 million, and deferred rent liabilities of approximately $2.1 million.

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

Under the terms of the Amended and Restated Master Sales Agreement, the Pappas entities continue to provide specialized (customized) equipment fabrication, primarily for new construction, and basic equipment maintenance, including stainless steel stoves, shelving, rolling carts, and chef tables. The total costs under the Master Sales Agreement of custom-fabricated and refurbished equipment in fiscal 2018, 2017, and 2016 were approximately $31 thousand, $4 thousand, and $2 thousand, respectively. The Company also incurred $2 thousand of other operating expenses in fiscal 2018 from the Pappas entities. Services provided under this agreement are subject to review and approval by the Finance and Audit Committee of the Company’s Board of Directors.

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

On November 22, 2006, the Company executed a new lease agreement with respect to this property. Effective upon the Company’s relocation and occupancy into the new space in July 2008, the new lease agreement provides for a primary term of approximately 12 years with two subsequent five-year options. The new lease also gave the landlord an option to buy out the tenant on or after the calendar year 2015 by paying the then unamortized cost of improvements to the tenant. The Company paid rent of $22.00 per square foot plus maintenance, taxes, and insurance for the remaining primary term of the lease. Thereafter, the lease provides for increases in rent at set intervals. The Company made payments of approximately $460 thousand, $419 thousand, and $417 thousand, in fiscal 2018, 2017, and 2016, respectively. The new lease agreement was approved by the Finance and Audit Committee of our Board of Directors.

In the third quarter of fiscal 2014, on March 12, 2014, the Company executed a new lease agreement for one of the Company’s Houston Fuddruckers locations with Pappas Restaurants, Inc. The lease provides for a primary term of approximately six years with two subsequent five-year options. Pursuant to the new ground lease agreement, the Company paid $28.06 per square foot plus maintenance, taxes, and insurance from March 12, 2014 until May 31, 2020. Thereafter, the new ground lease agreement provides for increases in rent at set intervals. The Company made payments of $168 thousand, $162 thousand, and $160 thousand, in fiscal 2018, 2017, and 2016, respectively.

Affiliated rents paid for these Houston property leases represented 3.1%, 2.7%, and 2.6% of the total rents for continuing operations in fiscal 2018, 2017, and 2016, respectively.

The following table compares current and prior two fiscal years charges incurred under the Amended and Restated Master Sales Agreement, affiliated property leases, and other related party agreements to our total capital expenditures, as well as relative Selling, general and administrative expenses, and other operating expenses included in continuing operations:

	Fiscal Year Ended
	August 29, 2018	August 30, 2017	August 31, 2016
	(364 days)	(364 days)	(371 days)
	(In thousands, except percentages)
AFFILIATED COSTS INCURRED:
Selling, general and administrative expenses—professional and other costs	$—	$1	$1
Capital expenditures—custom-fabricated and refurbished equipment	31	4	2
Other operating expenses, occupancy costs and opening costs, including property leases	628	581	577
Total	$659	$586	$580
RELATIVE TOTAL COMPANY COSTS:
Selling, general and administrative expenses	$38,725	$37,878	$42,422
Capital expenditures	13,247	12,502	18,253
Other operating expenses, occupancy costs and opening costs	83,239	84,203	84,122
Total	$135,211	$134,583	$144,797
AFFILIATED COSTS INCURRED AS A PERCENTAGE OF RELATIVE TOTAL COMPANY COSTS	0.49%	0.44%	0.40%

The Company entered into a new employment agreement with Christopher Pappas on January 24, 2014. The employment agreement was amended on August 2, 2017, to extend the termination date thereof to August 29, 2018. The employment agreement was restated on December 11, 2017 to extend the termination date thereof to August 28, 2019. Mr. Pappas continues to devote his primary time and business efforts to the Company while maintaining his role at Pappas Restaurants, Inc. The Employment Agreement was unanimously approved by the Executive Compensation Committee (the “Committee”) of the Board as well as by the full Board. Effective August 1, 2018, the Company and Christopher J. Pappas agreed to reduce his fixed annual base salary to one dollar.

Peter Tropoli, a director of the Company served as the Company's Chief Operating Officer until October 22, 2018. On October 22, 2018, he was appointed as General Counsel and Secretary, which was a role he formerly served. He continues to serve as a director of the Company. He is an attorney and stepson of Frank Markantonis, who is a director of the Company.

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

Income Taxes

Our income tax expense, deferred tax assets and liabilities, and liabilities for unrecognized tax benefits reflect management’s best estimate of current and future taxes to be paid. We are subject to income taxes in the United States and a limited number of foreign jurisdictions, involving franchised locations in South America, Mexico, Dominican Republic, Canada, Poland and Italy. Significant judgments and estimates are required in the determination of the consolidated income tax expense. On December 22, 2017, President Donald J. Trump signed into law U.S. tax reform legislation that is commonly referred to as the Tax Cuts and Jobs Act (the “Tax Act”). The enactment date occurred during the second quarter of fiscal 2018 and the impact on our income tax accounts of the Tax Act are accounted for in the period of enactment, in accordance with ASC 740. The Tax Act makes broad and complex changes to the U.S. tax code and most notably to the Company, the Tax Act lowered the federal statutory tax rate from 35% to 21% effective January 1, 2018. In accordance with the application of IRC Section 15, the Company's federal statutory tax rate for fiscal 2018 was 25 percent, representing a blended tax rate for the current fiscal year based on the number of days in the fiscal year before and after the effective date. For subsequent years, the Company's federal statutory tax rate is anticipated to be 21%. The Company was also required to remeasure its deferred tax assets and liabilities using the new federal statutory tax rate in the second quarter of fiscal year 2018, upon enactment of the Tax Act. At that time, the Company's net deferred tax asset balance was $7.8 million, and the Tax Act reduction in the federal statutory tax rate resulted in a one-time non-cash reduction to the Company's net deferred tax balance of approximately $3.2 million with a corresponding income tax provision increase in the second quarter of fiscal 2018. Deferred income taxes arise from temporary differences between the tax basis of assets and liabilities and their reported amounts in the financial statements, which will result in taxable or deductible amounts in the future, as well as from tax Net Operating Losses ("NOL") and tax credit carryovers. We establish a valuation allowance when we no longer consider it more likely than not that a deferred tax asset will be realized. In evaluating our ability to recover our deferred tax assets, we consider available positive and negative evidence, including scheduled reversals of deferred tax liabilities, tax-planning strategies and existing business conditions, including amendment to our credit agreement(s) to avoid default and results of recent operations.
We evaluated new negative evidence during the third quarter of fiscal 2018, in connection with our response to a default in certain of the Company’s Credit Agreement financial covenants, a condition that raised substantial doubt as to the Company continuing as a going concern for a reasonable period of time. This circumstance and its added negative evidence, supported management’s conclusion that a full valuation allowance on the Company’s net deferred tax assets in the amount of $25.3 million was necessary during the third quarter of fiscal 2018. Management's conclusion for a full valuation allowance reduces fully the Company’s net deferred tax balances, net of deferred tax liabilities, through and including the fiscal year ended August 29, 2018.
The composition of the Company’s deferred tax assets, excluding the offsetting impact of the valuation allowance, includes income tax NOL’s and tax credits of approximately $16.5 million, approximately $4.4 million relating to income tax NOL’s and $12.1 million relating to tax credit carryover, which expire in varying amounts between fiscal 2022 through 2038. At this time, the management is uncertain as to the realization of these deferred tax assets, which is otherwise dependent on numerous factors, including our ability to generate sufficient taxable income prospectively, and if necessary gain on sale of owned property locations, prior to expiration of the tax NOL’s and tax credit carryovers.
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

For assets held for use, we estimate future cash flows using assumptions based on possible outcomes of the areas analyzed. If the undiscounted future cash flows are less than the carrying value of our location’s assets, we record an impairment based on an estimate of discounted cash flows. The estimates of future cash flows, based on reasonable and supportable assumptions and projections, require management’s subjective judgments. Assumptions and estimates used include operating results, changes in working capital, discount rate, growth rate, anticipated net proceeds from disposition of the property and if applicable, lease terms. The span of time for which future cash flows are estimated is often lengthy, increasing the sensitivity to assumptions made. The time span is longer and could be 20 to 25 years for newer properties, but only 5 to 10 years for older properties. Depending on the assumptions and estimates used, the estimated future cash flows projected in the evaluation of long-lived assets can vary within a wide range of outcomes. We consider the likelihood of possible outcomes in determining the best estimate of future cash flows. The measurement for such an impairment loss is then based on the fair value of the asset as determined by discounted cash flows. We operated 142 restaurants as of November 7, 2018 and periodically experience unanticipated changes in our assumptions and estimates. Those changes could have a significant impact on discounted cash flow models with a corresponding significant impact on the measurement of an impairment. Gains are not recognized until the assets are disposed.

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

Prior to January 1, 2018, employee health insurance coverage was offered through fully-insured contracts with insurance carriers and the liability for covered health claims was borne by the insurance carriers per the terms of each policy contract. Effective January 1, 2018, we maintain a self-insured health benefit plan which provides medical and prescription drug benefits to certain of our employees electing coverage under the plan. Our exposure is limited by individual and aggregate stop loss limits per 3rd party insurance carriers. Our self-insurance expense is accrued based upon the aggregate of the expected liability for reported claims and the estimated liability for claims incurred but not reported, based on historical claims experience provided by our 3rd party insurance advisors, adjusted as necessary based upon management’s reasoned judgment. Actual employee medical claims expense may differ from estimated loss provisions based on historical experience. The liabilities for these claims are included as a component of Accrued expenses and other liabilities on our consolidated balance sheets.

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

NEW ACCOUNTING PRONOUNCEMENTS

See Note 1 to the accompanying Consolidated Financial Statements for a discussion of recent accounting guidance adopted and not yet adopted. The adopted accounting guidance discussed in Note 1 did not have a significant impact on our consolidated financial position or results of operations. The Company either expects that the accounting guidance not yet adopted will not have a significant impact on the Company’s consolidated financial position or results of operations or is currently evaluating the impact of adopting the accounting guidance.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to interest rate risk due to changes in interest rates affecting our variable-rate debt, Term Loan and borrowings under our 2016 Revolver. As of fiscal year-end 2018, the total amount of debt subject to interest rate fluctuations outstanding under our Revolver and Term Loan was approximately $22.0 million. Assuming an average debt balance with interest rate exposure of approximately $22.0 million, a 100 basis point increase in prevailing interest rates would increase our annual interest expense by approximately $0.2 million. The interest rate on our remaining $17.5 million in outstanding debt is fixed plus an applicable margin based on our CTLAL at each determination date, beginning December 14, 2016, under the terms of our interest rate swap agreement. Under the terms of our 2016 Credit Agreement, we are required to manage interest rate risk, utilizing interest rate swaps, on at least 50% of our 2016 Credit Agreement variable rate debt ("Term Loan"). Prior to November 8, 2016, we did not utilize any interest rate swaps to manage interest rate risk on our variable rate 2013 Credit Facility debt.

We have exposure to various foreign currency exchange rate fluctuations for revenues generated by our operations outside of the United States, which can adversely impact our net income and cash flows. Approximately 0.10%, 0.12%, and 0.14% of our total revenues in fiscal 2018, 2017, and 2016, respectively, were derived from sales to customers and royalties from franchisees outside the contiguous United States. All of this business is conducted in the local currency of the country the franchise operates. We do not enter into financial instruments to manage this foreign currency exchange risk.

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

Item  8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
Luby’s, Inc.

We have audited the accompanying consolidated balance sheets of Luby’s, Inc. (a Delaware corporation) and subsidiaries (the "Company") as of August 29, 2018 and August 30, 2017, the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended August 29, 2018, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of August 29, 2018 and August 30, 2017, and the results of its operations and its cash flows for each of the three years in the period ended August 29, 2018, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of August 29, 2018, based on criteria established in the 2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated November 16, 2018 expressed an unqualified opinion.
Going concern
The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company sustained a net loss of approximately $33.6 million and net cash used in operating activities of approximately $8.5 million. The Company’s term and revolving debt of approximately $39.5 million is due May 1, 2019. The Company was in default of certain debt covenants of its term and revolving credit agreements maturing on May 1, 2019. On August 24, 2018, the lenders agreed to waive the existing events of default resulting from any breach of certain financial covenants or the limitation on maintenance capital expenditures, in each case that may have occurred during the period from and including May 9, 2018 until August 24, 2018, and any related events of default. Additionally, the lenders agreed to waive the requirements that the Company comply with certain financial covenants until December 31, 2018, at which time the Company will be in default without an additional waiver or alternative financing. These conditions, along with other matters as set forth in Note 2 raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.
Basis for opinion
These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.
/s/ GRANT THORNTON LLP

Houston, Texas
November 16, 2018

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
Luby’s, Inc.

We have audited the internal control over financial reporting of Luby’s, Inc. (a Delaware corporation) and subsidiaries (the "Company") as of August 29, 2018, based on criteria established in the 2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of August 29, 2018, based on criteria established in the 2013 Internal Control-Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of and for the year ended August 29, 2018, and our report dated November 16, 2018 expressed an unqualified opinion on those financial statements.

Basis for opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
Definition and limitations of internal control over financial reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
/s/ GRANT THORNTON LLP

Houston, Texas
November 16, 2018

Luby’s, Inc.
Consolidated Balance Sheets

	August 29, 2018	August 30, 2017
	(In thousands, except share data)
ASSETS
Current Assets:
Cash and cash equivalents	$3,722	$1,096
Trade accounts and other receivables, net	8,787	8,011
Food and supply inventories	4,022	4,453
Prepaid expenses	3,219	3,431
Total current assets	19,750	16,991
Property held for sale	19,469	3,372
Assets related to discontinued operations	1,813	2,755
Property and equipment, net	138,287	172,814
Intangible assets, net	18,179	19,640
Goodwill	555	1,068
Deferred income taxes	—	7,254
Other assets	1,936	2,563
Total assets	$199,989	$226,457
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$10,457	$15,937
Liabilities related to discontinued operations	14	367
Current portion of credit facility debt	39,338	—
Accrued expenses and other liabilities	31,755	28,076
Total current liabilities	81,564	44,380
Credit facility debt, less current portion	—	30,698
Liabilities related to discontinued operations	16	16
Other liabilities	5,781	7,311
Total liabilities	87,361	82,405
Commitments and Contingencies
SHAREHOLDERS’ EQUITY
Common stock, $0.32 par value; 100,000,000 shares authorized; Shares issued were 30,003,642 and 29,624,083, respectively; Shares outstanding were 29,503,642 and 29,124,083, respectively	9,602	9,480
Paid-in capital	33,872	31,850
Retained earnings	73,929	107,497
Less cost of treasury stock, 500,000 shares	(4,775)	(4,775)
Total shareholders’ equity	112,628	144,052
Total liabilities and shareholders’ equity	$199,989	$226,457

The accompanying notes are an integral part of these Consolidated Financial Statements.

Luby’s, Inc.
Consolidated Statements of Operations

	Year Ended
	August 29, 2018	August 30, 2017	August 31, 2016
	(In thousands, except per share data)
SALES:
Restaurant sales	$332,518	$350,818	$378,111
Culinary contract services	25,782	17,943	16,695
Franchise revenue	6,365	6,723	7,250
Vending revenue	531	547	583
TOTAL SALES	365,196	376,031	402,639
COSTS AND EXPENSES:
Cost of food	94,238	98,714	106,980
Payroll and related costs	124,478	125,997	132,960
Other operating expenses	62,286	61,924	60,961
Occupancy costs	20,399	21,787	22,374
Opening costs	554	492	787
Cost of culinary contract services	24,161	15,774	14,955
Cost of franchise operations	1,528	1,733	1,877
Depreciation and amortization	17,453	20,438	21,889
Selling, general and administrative expenses	38,725	37,878	42,422
Provision for asset impairments and restaurant closings	8,917	10,567	1,442
Net Gain on disposition of property and equipment	(5,357)	(1,804)	(684)
Total costs and expenses	387,382	393,500	405,963
LOSS FROM OPERATIONS	(22,186)	(17,469)	(3,324)
Interest income	12	8	4
Interest expense	(3,348)	(2,443)	(2,247)
Other income (expense), net	298	(454)	186
Loss before income taxes and discontinued operations	(25,224)	(20,358)	(5,381)
Provision for income taxes	7,730	2,438	4,875
Loss from continuing operations	(32,954)	(22,796)	(10,256)
Loss from discontinued operations, net of income taxes	(614)	(466)	(90)
NET LOSS	$(33,568)	$(23,262)	$(10,346)
Loss per share from continuing operations:
Basic	$(1.10)	$(0.77)	$(0.35)
Assuming dilution	$(1.10)	$(0.77)	$(0.35)
Loss per share from discontinued operations:
Basic	$(0.02)	$(0.02)	$(0.00)
Assuming dilution	$(0.02)	$(0.02)	$(0.00)
Net loss per share:
Basic	$(1.12)	$(0.79)	$(0.35)
Assuming dilution	$(1.12)	$(0.79)	$(0.35)
Weighted-average shares outstanding:
Basic	29,901	29,476	29,226
Assuming dilution	29,901	29,476	29,226

The accompanying notes are an integral part of these Consolidated Financial Statements.

Luby’s, Inc.
Consolidated Statements of Shareholders’ Equity
(In thousands)

	Common Stock
	Issued		Treasury
	Shares	Amount	Shares	Amount	Paid-In Capital	Retained Earnings	Total Shareholders’ Equity
Balance at August 26, 2015	29,135	$9,323	(500)	$(4,775)	$29,006	$141,105	$174,659
Net loss for the year	—	—	—	—	—	(10,346)	(10,346)
Common stock issued under nonemployee director benefit plans	60	19	—	—	(19)	—	—
Common stock issued under employee benefit plans	177	57	—	—	25	—	82
Increase in excess tax benefits from share-based compensation	—	—	—	—	(119)	—	(119)
Share-based compensation expense	68	22	—	—	1,455	—	1,477
Balance at August 31, 2016	29,440	$9,421	(500)	$(4,775)	$30,348	$130,759	$165,753
Net loss for the year	—	—	—	—	—	(23,262)	(23,262)
Common stock issued under nonemployee director benefit plans	83	26	—	—	(26)	—	—
Common stock issued under employee benefit plans	7	2	—	—	(2)	—	—
Share-based compensation expense	94	31	—	—	1,530	—	1,561
Balance at August 30, 2017	29,624	$9,480	(500)	$(4,775)	$31,850	$107,497	$144,052
Net loss for the year	—	—	—	—	—	(33,568)	(33,568)
Common stock issued under nonemployee director benefit plans	87	28	—	—	(28)	—	—
Common stock issued under employee benefit plans	183	59	—	—	(59)	—	—
Share-based compensation expense	109	35	—	—	2,109	—	2,144
Balance at August 29, 2018	30,003	$9,602	(500)	$(4,775)	$33,872	$73,929	$112,628

The accompanying notes are an integral part of these Consolidated Financial Statements.

Luby’s, Inc.
Consolidated Statements of Cash Flows

	Year Ended
	August 29, 2018	August 30, 2017	August 31, 2016
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(33,568)	$(23,262)	$(10,346)
Adjustments to reconcile net loss to net cash provided (used) in operating activities:
Provision for asset impairments and net loss (gain) on property dispositions	3,619	8,762	734
Depreciation and amortization	17,453	20,438	21,906
Amortization of debt issuance cost	534	348	313
Share-based compensation expense	2,144	1,561	1,477
Excess tax deficit from share-based compensation	—	—	119
Deferred tax provision	8,192	2,792	4,707
Cash provided (used) in operating activities before changes in operating assets and liabilities	(1,626)	10,639	18,910
Changes in operating assets and liabilities:
Increase in trade accounts and other receivables	(775)	(2,092)	(744)
Decrease (increase) in food and supply inventories	432	143	(616)
Decrease in prepaid expenses and other assets	808	504	215
Increase (decrease) in accounts payable, accrued expenses and other liabilities	(7,292)	446	(3,906)
Net cash provided (used) in operating activities	(8,453)	9,640	13,859
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from disposal of assets and property held for sale	14,191	9,286	4,794
Insurance proceeds	2,070	—	—
Repayment of note receivable	—	—	17
Purchases of property and equipment	(13,247)	(12,502)	(18,253)
Net cash provided (used) in investing activities	3,014	(3,216)	(13,442)
CASH FLOWS FROM FINANCING ACTIVITIES:
Revolver borrowings	147,600	107,800	106,000
Revolver repayments	(132,000)	(140,400)	(106,500)
Debt issuance costs	(386)	(652)	(42)
Proceeds on term loan	—	35,000	—
Term loan repayments	(7,079)	(8,415)	—
Excess tax deficit from share-based compensation	—	—	(119)
Tax paid on equity withheld	(70)	—	—
Proceeds received on the exercise of employee stock options	—	—	82
Net cash provided (used) in financing activities	8,065	(6,667)	(579)
Net increase (decrease) in cash and cash equivalents	2,626	(243)	(162)
Cash and cash equivalents at beginning of period	1,096	1,339	1,501
Cash and cash equivalents at end of period	$3,722	$1,096	$1,339
Cash paid for:
Income taxes	$426	$411	$357
Interest	2,499	1,787	1,873

The accompanying notes are an integral part of these Consolidated Financial Statements.

Luby’s, Inc.
Notes to Consolidated Financial Statements
Fiscal Years 2018, 2017, and 2016

Note 1. Nature of Operations and Significant Accounting Policies

Nature of Operations

Luby’s, Inc. is based in Houston, Texas. As of August 29, 2018, the Company owned and operated 146 restaurants, with 114 in Texas and the remainder in other states. In addition, the Company received royalties from 105 franchises as of August 29, 2018 located primarily throughout the United States. The Company’s owned and franchised restaurant locations are convenient to shopping and business developments, as well as, to residential areas. Accordingly, the restaurants appeal to a variety of customers at breakfast, lunch, and dinner. Culinary Contract Services consists of contract arrangements to manage food services for clients operating in primarily four lines of business: healthcare; senior living; business; and venues.

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

Cash and Cash Equivalents

Cash and cash equivalents include highly liquid investments such as money market funds that have a maturity of three months or less. The Company’s bank account balances are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000 at each institution. However, balances in money market fund accounts are not insured. Amounts in transit from credit card companies are also considered cash equivalents because they are both short-term and highly liquid in nature and are typically converted to cash within three days of the sales transaction.

Trade Accounts and Other Receivables, net

Receivables consist principally of amounts due from franchises, culinary contract service clients, catering customers and restaurant food sales to corporations. Receivables are recorded at the invoiced amount. The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in the Company’s existing accounts receivable. The Company determines the allowance based on historical loss experience for CCS clients, catering customers and restaurant sales to corporations and, for CCS receivables and franchise royalty and marketing and advertising receivables, the Company also considers the franchisees’ and CCS clients’ unsecured default status. The Company periodically reviews its allowance for doubtful accounts. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote.

Inventories

Food and supply inventories are stated at the lower of cost (first-in, first-out) or net realizable value.

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

Effective January 1, 2018, we maintain a self-insured health benefit plan which provides medical and prescription drug benefits to certain of our employees electing coverage under the plan. Our exposure is limited by individual and aggregate stop loss limits per 3rd party insurance carriers. We record expenses under the plan based on estimates of the costs of expected claims, administrative costs and stop-loss insurance premiums. Our self-insurance expense is accrued based upon the aggregate of the expected liability for reported claims and the estimated liability for claims incurred but not reported, based on historical claims experience provided by our 3rd party insurance advisors, adjusted as necessary based upon management’s reasoned judgment. Actual employee medical claims expense may differ from estimated loss provisions based on historical experience.

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

Marketing and Advertising Expenses

Marketing and advertising costs are expensed as incurred. Total advertising expense included in other operating expenses and selling, general and administrative expense was $4.1 million, $5.7 million, and $6.3 million in fiscal 2018, 2017, and 2016, respectively.  We record advertising attributable to local store marketing and local community involvement efforts in other operating expenses; we record advertising attributable to our brand identity, our promotional offers, and our other marketing messages intended to drive guest awareness of our brands, in selling, general, and administrative expenses.  We believe this separation of our marketing and advertising costs assists with measurement of the profitability of individual restaurant locations by associating only the local store marketing efforts with the operations of each restaurant.

Marketing and advertising expense included in other operating expenses attributable to local store marketing was $0.6 million, $0.6 million, and $0.7 million in fiscal 2018, 2017, and 2016, respectively.

Marketing and advertising expense included in selling, general and administrative expense was $3.5 million, $5.1 million, and $5.6 million in fiscal 2018, 2017, and 2016, respectively.

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

Income Taxes

The estimated future income tax effects of temporary differences between the tax bases of assets and liabilities and amounts reported in the accompanying consolidated balance sheets, as well as operating loss and tax credit carrybacks and carryforwards are recorded. Deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities (temporary differences) and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. A valuation allowance is recognized if, based on the weight of available evidence, it is more likely than not a portion or all of the deferred tax asset will not be recognized. During fiscal 2018, management concluded to increase their valuation allowance to reduce fully the Company’s net deferred tax asset balances, net of deferred tax liabilities, including through the fiscal year ended August 29, 2018.

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

Share-Based Compensation

Share-based compensation expense is estimated for equity awards at fair value at the grant date. The Company determines fair value of restricted stock awards based on the average of the high and low price of its common stock on the date awarded by the Board of Directors. The Company determines the fair value of stock option awards using a Black-Scholes option pricing model. The Black-Scholes option pricing model requires various judgmental assumptions including the expected dividend yield, stock price volatility, and the expected life of the award. If any of the assumptions used in the model change significantly, share-based compensation expense may differ materially in the future, from that recorded in the current period. The fair value of performance share based award liabilities are estimated based on a Monte Carlo simulation model. For further discussion, see Note 16, “Share-Based Compensation,” below.

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

Correction of Immaterial Errors in Previously Issued Financial Statements
In the third quarter of fiscal 2018, management identified an accounting error in Trade accounts and other receivables, net that overstated Culinary Contract Services (CCS) segment revenues by approximately $1.0 million, in the aggregate, through the second fiscal quarter of 2018. Of the $1.0 million aggregate error, $0.1 million related to fiscal 2017 and $0.9 million related to the first and second quarters of fiscal 2018.
The error resulted from a duplication in the general ledger of certain sales with our CCS segment. While this error was not material to any previously issued annual or quarterly interim consolidated financial statements, management concluded that correcting the cumulative error and related tax effects would be material to the Company's consolidated financial statements for the fiscal quarter ended June 6, 2018.
Accordingly, the Company revised its consolidated financial statements for the quarters ended December 20, 2017 and March 14, 2018, to correct these errors. The prior period error corrections did not change the cash flows provided by or used in operating, investing, or financing activities previously reported.
Recently Adopted Accounting Pronouncements
In August 2014, the FASB issued ASU No 2014-15. The amendments in ASU 2014-15 are intended to define management’s responsibility to evaluate whether there is substantial doubt about an organization’s ability to continue as a going concern and to provide related footnote disclosures. Under GAAP, financial statements are prepared under the presumption that the reporting organization will continue to operate as a going concern, except in limited circumstances. The going concern basis of accounting is critical to financial reporting because it establishes the fundamental basis for measuring and classifying assets and liabilities. Currently, GAAP lacks guidance about management’s responsibility to evaluate whether there is substantial doubt about the organization’s ability to continue as a going concern or to provide related footnote disclosures. This ASU provides guidance to an organization’s management, with principles and definitions that are intended to reduce diversity in the timing and content of disclosures that are commonly provided by organizations today in the financial statement footnotes. The Company adopted ASU 2014-15 in the quarter ended December 20, 2017. The provisions of ASU 2014-15 present that the Company’s continuation as a going concern is dependent on its ability to generate sufficient cash flows from operations to meet its obligations and obtain alternative financing to refund and repay the current debt owed under its Credit Agreement. Current conditions raise substantial doubt about the Company’s ability to continue as a going concern. See Note 2. Management's Assessment of Going Concern for further discussion on the impact to the Company.
In July 2015, the FASB issued ASU 2015-11, Simplifying the Measurement of Inventory (Topic 330). This update requires inventory within the scope of the standard to be measured at the lower of cost and net realizable value. Net realizable value is defined as the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. The Company adopted ASU 2015-11 in the quarter ended December 20, 2017. The provisions of ASU 2015-11 did not have a material effect on the Company's financial condition, results of operations, or cash flows.
In November 2015, the FASB issued ASU 2015-17, Balance Sheet Classification of Deferred Taxes (Topic 740). This update requires that deferred tax liabilities and assets be classified as noncurrent in a classified balance sheet. The Company adopted ASU 2015-17 in the quarter ended December 20, 2017. The provisions of ASU 2015-17 did not have a material effect on the Company's financial condition, results of operations, or cash flows.

In March 2016, the FASB issued ASU 2016-09, Improvements to Employee Share-Based Payment Accounting (Topic 718). This update was issued as part of the FASB’s simplification initiative and affects all entities that issue share-based payment awards to their employees. The amendments in this update cover such areas as the recognition of excess tax benefits and deficiencies, the classification of those excess tax benefits on the statement of cash flows, an accounting policy election for forfeitures, the amount an employer can withhold to cover income taxes and still qualify for equity classification and the classification of those taxes paid on the statement of cash flows. The Company adopted ASU 2016-09 in the quarter ended December 20, 2017. The provisions of ASU 2016-09 did not have a material effect on the Company's financial condition, results of operations, or cash flows.
New Accounting Pronouncements - "to be Adopted"

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). This update provides a single, comprehensive revenue recognition model that requires a company to recognize revenue to depict the transfer of goods or services to a customer at an amount that reflects the consideration it expects to receive in exchange for those goods or services.
During 2015, 2016, and 2017, the FASB issued various amendments which provide additional clarification and implementation guidance on ASU 2014-09 (collectively, with ASU 2014-09, “ASC 606”). Specifically, these amendments clarify how an entity should identify the specified good or service for the principal versus agent evaluation and how it should apply the control principle to certain types of arrangements, clarify how an entity should identify performance obligations and licensing implementation guidance, as well as account for shipping and handling fees and freight service, assess collectability, present sales tax, treat non-cash consideration, and account for completed and modified contracts at the time of transition. The new guidance requires enhanced disclosures, including revenue recognition policies to identify performance obligations to customers and significant judgments in measurement and recognition.
The effective date and transition requirements for ASC 606 is for fiscal years, and for interim periods within those years, beginning after December 15, 2017. The guidance allows for either a full retrospective or modified retrospective transition method. We will adopt this guidance effective with the first quarter of fiscal year 2019, which is the first fiscal quarter of the annual reporting period beginning after December 15, 2017. We will apply the modified retrospective transition method, which involves recording a cumulative adjustment for the impact of transitioning to the new guidance on the transition date and disclosing in the year of adoption the amount by which each financial statement line item was affected by applying ASC 606 and an explanation of significant changes. We will use the practical expedient to apply ASC 606 only to contracts not completed by the beginning of fiscal year 2019 (the date of the initial application of ASC 606 and amendments).
We do not expect the adoption of ASC 606 to have an impact on its recognition of revenues from Company owned stores (except for recognition of breakage on gift card sales discussed below), revenues from our culinary contract services, vending revenue or ongoing franchise royalty fees, which are based on a percentage of franchise sales.
We expect the adoption of ASC 606 will require us to recognize initial and renewal franchise and development fees on a straight-line basis over the term of the franchise agreement, which is usually 20 years. Historically, we have recognized revenue from initial franchise and development fees upon the opening of a franchised restaurant when we have completed all our material obligations and initial services. We do not expect this change to have a material impact on our franchise revenues. The cumulative effect adjustment to be recorded to retained earnings upon adoption is expected to consist of an increase in current accrued expenses and other liabilities of approximately $0.6 million associated with the fees received through the end of fiscal year 2018 that would have been deferred and recognized over the term of each respective franchise agreement if the new guidance had been applied in the past. This liability will be recognized as revenue in future periods over the remaining term of the respective franchise agreements.
ASC 606 will also change our reporting of marketing and advertising fund (“MAF”) contributions from franchisees and the related marketing and advertising expenditures. Under the current guidance, we do not reflect MAF contributions from franchisees and MAF expenditures in our statements of operations. Although the gross amounts of our revenues and expenses will be impacted by the recognition of franchisee MAF fund contributions and related expenditures of MAF funds we manage, increases to gross revenues and expenses will not result in a material net impact to our statement of operations.
Additionally, ASC 606 requires gift card breakage to be recognized as revenue in proportion to the pattern of gift card redemptions exercised by our customers. Currently, we record breakage income within other (expense) income (and not within revenue) when it is deemed remote that the unused gift card balance will be redeemed. We do not expect this change to have a material impact on our Company owned store revenues. The cumulative effect adjustment to be recorded to retained earnings upon adoption is expected to consist of a reduction to current accrued expenses and other liabilities within a range of approximately $2.0 million to $3.1 million associated with the adjustment to unearned gift card revenue if the new guidance had been applied in the past.
We are further evaluating the effect this guidance will have on our consolidated financial statements and related disclosures.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). In January and July 2018, The FASB issued ASC 2018-01, 2018-10 and 2018-11, which were targeted improvements to ASU 2016-02 (collectively, with ASC 2016-02, “ASC 842”) and provided entities with an additional (and optional) transition method to adopt the new leases standard. ASC 842 requires a lessee to recognize on the balance sheet a liability to make lease payments and a corresponding right-of-use asset. The update also requires additional disclosures about the amount, timing and uncertainty of cash flows arising from leases. This update is effective for annual and interim periods beginning after December 15, 2018, which will require us to adopt these provisions in the first quarter of fiscal 2020, and requires a modified retrospective transition approach with application in all comparative periods presented (the “comparative method”), or alternatively, as of the effective date as the date of initial application without restating comparative period financial statements (the “effective date method”). The new guidance also provides several practical expedients and policies that companies may elect under either transition method. Based on a preliminary assessment, the Company expects that most of its operating lease commitments will be subject to the new guidance and recognized as operating lease liabilities and right-of-use assets upon adoption, resulting in a significant increase in the assets and liabilities on our consolidated balance sheet. The Company is continuing its assessment of the impact of adoption, which may identify additional impacts this standard will have on its consolidated financial statements and related disclosures and has not yet determined the method of adoption.
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
Subsequent Events

Events subsequent to the Company’s fiscal year ended August 29, 2018 through the date of issuance of the financial statements are evaluated to determine if the nature and significance of the events warrant inclusion in the Company’s consolidated financial statements.

Note 2. Management's Assessment of Going Concern

The Company sustained a net loss of approximately $33.6 million and cash flow from operations was a use of cash of approximately $8.5 million in fiscal 2018. The working capital deficit is magnified by the reclassification of the Company's approximate $39.5 million debt under its Credit Agreement (as defined below) from long-term to short-term due to the debt's May 1, 2019 maturity date. Pursuant to the Third Amendment, the lenders agreed to waive the existing events of default as of the effective date of the Third Amendment resulting from any breach of certain financial covenants or the limitation on maintenance capital expenditures, in each case that may have occurred during the period from and including May 9, 2018 until the effective date of the Third Amendment, and any related events of default. Additionally, the lenders agreed to waive the requirements that the Company comply with certain financial covenants until December 31, 2018, at which time the Company will be in default without an additional waiver or alternative financing.
The Company’s continuation as a going concern is dependent on its ability to generate sufficient cash flows from operations to meet its obligations and its ability to obtain alternative financing to refund and repay the current debt owed under it's Credit Agreement. The above conditions raise substantial doubt about the Company’s ability to continue as a going concern.
The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern; however, the above condition raises substantial doubt about the Company’s ability to do so. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result should the Company be unable to continue as a going concern.
Management has assessed the Company’s ability to continue as a going concern as of the balance sheet date, and for at least one year beyond the financial statement issuance date. The assessment of a company’s ability to meet its obligations is inherently judgmental. Without additional funding and the sale of assets, the Company may not have sufficient available cash to meet its obligations coming due in the ordinary course of business within one year of the financial statement issuance date. Although the Company has historically been able to successfully secure funding and execute alternative cash management plans to meet its obligations as they become due, there are no assurances that the Company will complete its refinancing. The following conditions were considered in management’s evaluation of going concern:

•
The Company announced on September 14, 2018 that it expects proceeds from the asset sales program initiated in April 2018 and expanded in July 2018 to be between $25.0 million and $45.0 million. The sales of eight owned properties were completed as of August 29, 2018 with proceeds received totaling $11.6 million. As noted below, these proceeds were and proceeds from future sales will be used to make prepayments on the Company’s outstanding term loan and revolver under the 2016 Credit Agreement.

•
On August 24, 2018, the Company entered into the Third Amendment of the 2016 Credit Agreement with the lenders and other counterparties, as further discussed in Note 12. Debt. Pursuant to this Third Amendment:

◦	the lenders agreed to waive the existing conditions of default through the date of the Third Amendment,

◦	the lenders agreed to waive the requirement to comply with certain financial covenants until December 31, 2018,

◦	the Company is required to make partial mandatory prepayments from the proceeds of certain asset dispositions from and after the effective date of the Third Amendment, and

◦	The Company has engaged a third-party financial advisor to assist management in pursuing financing transactions per conditions set forth in the debt waiver.

Note 3. Hurricane Harvey

Hurricane Harvey struck the Texas Gulf Coast on August 26, 2017. It meandered along the upper Texas coast for several days bringing unprecedented rain fall resulting in torrential flooding throughout the Greater Houston area. Over 55 Luby’s and Fuddruckers locations in the Texas Gulf Coast region were temporarily closed over varying lengths of time due to the storm. Restaurant sales were negatively impacted by approximately 200 operating days in the aggregate. Two Fuddruckers locations, in the Houston region, were closed on a more than temporary basis, due to extensive flooding which required reconstruction and renovation. The Company estimates that it incurred over approximately $2.0 million in lost sales from the store closures in fiscal 2017. The Company estimates that Loss before income taxes and discontinued operations was negatively impacted by approximately $1.5 million in fiscal 2017 due to the reduced sales and increased costs incurred as a result of the hurricane. In fiscal 2018, the Company additionally incurred an approximate $0.7 million in direct costs for repairs and other costs related to the hurricane. As of August 29, 2018, the Company has recovered approximately $2.1 million in insurance proceeds, which includes 1) approximately $0.5 million, in business interruption recovery that was recognized to Other operating expenses, 2) approximately $0.3 million that was recognized as a reduction to Other operating expenses as reimbursement of certain direct expenses incurred due to the storm and 3) approximately $1.3 million that was recognized, less the net book value of property and equipment, as Net gain on disposition of property and equipment.

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

The total number of Company-owned restaurants at the end of fiscal 2018, 2017, and 2016 were 146, 167, and 175, respectively.

Culinary Contract Services

CCS, branded as Luby’s Culinary Contract Services, consists of a business line servicing healthcare, sport stadiums, corporate dining clients, and sales through retail grocery stores. The healthcare accounts are full service and typically include in-room delivery, catering, vending, coffee service, and retail dining. CCS had contracts with long-term acute care hospitals, acute care medical centers, ambulatory surgical centers, retail grocery stores, behavioral hospitals, a senior living facility, sports stadiums, government, and business and industry clients. CCS has the unique ability to deliver quality services that include facility design and procurement as well as nutrition and branded food services to our clients. The Cost of Culinary Contract Services on the Consolidated Statements of Operations includes all food, payroll and related costs, other operating expenses, and other direct general and administrative expenses related to CCS sales. The total number of CCS contracts at the end of fiscal 2018, 2017, and 2016 were 28, 25, and 24, respectively.

CCS began selling Luby's Famous Macaroni & Cheese and Fried Fish in December 2016 and February 2017, respectively, in the freezer section of H-E-B stores, a Texas-born retailer. H-E-B stores now stock the family-sized versions (approximately five servings) of Luby's Classic Macaroni and Cheese and Luby's Jalapeño Macaroni and Cheese varieties and Luby's Fried Fish (two regular size fillets that provide four LuAnn-sized portions).

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

The number of franchised restaurants at the end of fiscal 2018, 2017, and 2016 were 105, 113, and 113, respectively.

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

	Fiscal Year Ended
	August 29, 2018	August 30, 2017	August 31, 2016
	(In thousands)
Sales:
Company-owned restaurants(1)	$333,049	$351,365	$378,694
Culinary contract services	25,782	17,943	16,695
Franchise operations	6,365	6,723	7,250
Total	$365,196	$376,031	$402,639
Segment level profit:
Company-owned restaurants	$31,648	$42,943	$55,419
Culinary contract services	1,621	2,169	1,740
Franchise operations	4,837	4,990	5,373
Total	$38,106	$50,102	$62,532
Depreciation and amortization:
Company-owned restaurants	$14,741	$16,948	$18,181
Culinary contract services	71	64	103
Franchise operations	769	770	784
Corporate	1,872	2,656	2,821
Total	$17,453	$20,438	$21,889
Total assets:
Company-owned restaurants(2)	$151,511	$189,990	$211,182
Culinary contract services	4,569	3,342	3,390
Franchise operations (3)	10,982	11,325	12,266
Corporate	32,927	21,800	25,387
Total	$199,989	$226,457	$252,225
Capital expenditures:
Company-owned restaurants	$11,109	$11,374	$17,258
Culinary contract services	235	3	28
Corporate	1,903	1,125	967
Total	$13,247	$12,502	$18,253
Loss before income taxes and discontinued operations:
Segment level profit	$38,106	$50,102	$62,532
Opening costs	(554)	(492)	(787)
Depreciation and amortization	(17,453)	(20,438)	(21,889)
Selling, general and administrative expenses	(38,725)	(37,878)	(42,422)
Provision for asset impairments and restaurant closings	(8,917)	(10,567)	(1,442)
Net gain on disposition of property and equipment	5,357	1,804	684
Interest income	12	8	4
Interest expense	(3,348)	(2,443)	(2,247)
Other income (expense), net	298	(454)	186
Total	$(25,224)	$(20,358)	$(5,381)
(1) Includes vending revenue of $531 thousand, $547 thousand, and $583 thousand for the years ended August 29, 2018, August 30, 2017, and August 31, 2016, respectively.
(2) Company-owned restaurants segment includes $8.4 million of Fuddruckers trade name, Cheeseburger in Paradise liquor licenses, and Jimmy Buffett intangibles.
(3) Franchise operations segment includes approximately $9.9 million in royalty intangibles.

Note 5. Derivative Financial Instruments

The Company enters into derivative instruments, from time to time, to manage its exposure to changes in interest rates on a percentage of its long-term variable rate debt. On December 14, 2016, the Company entered into an interest rate swap, pay fixed - receive floating, with a constant notional amount of $17.5 million. The fixed rate we pay is 1.965% and the variable rate we receive is one-month LIBOR. The term of the interest rate swap is 5 years. The Company does not apply hedge accounting treatment to this derivative; therefore, changes in fair value of the instrument are recognized in Other income (expense), net. The changes in the interest rate swap fair value resulted in income of approximately $701 thousand and an expense of approximately $266 thousand in fiscal 2018 and 2017, respectively.

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

Recurring fair value measurements related to assets are presented below:

		Fair Value Measurement Using
	Fiscal Year Ended August 29, 2018	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Valuation Method
Recurring Fair Value - Assets		(In thousands)
Continuing Operations:
Derivative - Interest Rate Swap(1)	$435	$—	$435	$—	Discounted Cash Flow
(1) The fair value of the interest rate swap is recorded in Other assets on the Company's Consolidated Balance Sheet.

Recurring fair value measurements related to liabilities are presented below:

		Fair Value Measurement Using
	Fiscal Year Ended August 29, 2018	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Valuation Method
Recurring Fair Value - Liabilities		(In thousands)
Continuing Operations:
TSR Performance Based Incentive Plan(1)	$21	$—	$21	$—	Monte Carlo Approach
(1) The fair value of the Company's 2017 Performance Based Incentive Plan liabilities was approximately $21 thousand. See Note 16 to the Company's consolidated financial statements in Part II, Item 8 in this Form 10-K for further discussion of Performance Based Incentive Plan.

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
(1) The fair value of the Company's 2015, 2016 and 2017 Performance Based Incentive Plan liabilities were approximately $496 thousand $265 thousand, and $70 thousand, respectively. See Note 16 to the Company's consolidated financial statements in Part II, Item 8 in this Form 10-K for further discussion of Performance Based Incentive Plan.
(2) The fair value of the interest rate swap is recorded in Other liabilities on the Company's Consolidated Balance Sheet.

Non-recurring fair value measurements related to impaired property and equipment consist of the following:

		Fair Value Measurement Using
	Fiscal Year Ended August 29, 2018	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Impairments(4)
Nonrecurring Fair Value Measurements		(In thousands)
Continuing Operations:
Property and equipment related to Company-owned restaurants(1)	$1,519	$—	$—	$1,519	$(4,052)
Goodwill(2)	—	—	—	—	(513)
Property held for sale(3)	5,132	—	—	5,132	(3,062)
Total Nonrecurring Fair Value Measurements	$6,651	$—	$—	$6,651	$(7,627)
(1) In accordance with Subtopic 360-10, long-lived assets held and used with a carrying amount of approximately $5.6 million were written down to their fair value of approximately $1.5 million, resulting in an impairment charge of approximately $4.1 million.
(2) In accordance with Subtopic 350-20, goodwill with a carrying amount of approximately $513 thousand was written down to its implied fair value of zero, resulting in an impairment charge of approximately $513 thousand. See Note 9 and Note 13 to the Company's consolidated financial statements in this Form 10-K for further discussion of goodwill.
(3) In accordance with Subtopic 360-10, long-lived assets held for sale with carrying values of approximately $12.9 million were written down to their fair value, less costs to sell, of approximately $5.1 million, resulting in an impairment charge of approximately $3.1 million. Proceeds on the sale of six properties previously recorded in Property held for sale amounted to approximately $4.7 million.
(4) Total impairments are included in Provision for asset impairments and restaurant closings in the Company's Consolidated Statement of Operations for the fiscal year ended 2018.

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
(2) In accordance with Subtopic 350-20, goodwill with a carrying amount of approximately $537 thousand was written down to its implied fair value of zero, resulting in an impairment charge of approximately $537 thousand. See Note 9 and Note 13 to the Company's consolidated financial statements in this Form 10-K for further discussion of goodwill.
(3) In accordance with Subtopic 360-10, long-lived assets held for sale with carrying values of approximately $5.5 million were written down to their fair value, less cost to sell, of approximately $3.4 million, resulting in an impairment charge of approximately $1.0 million. Proceeds on the sale of one property previously recorded in Property held for sale amounted to approximately $1.2 million.
(4) Total impairments are included in Provision for asset impairments and restaurant closings in the Company's Consolidated Statement of Operations for the fiscal year ended 2018.

Note 7. Trade Receivables and Other

Trade and other receivables, net, consist of the following:

	August 29, 2018	August 30, 2017
	(In thousands)
Trade and other receivables	$6,697	$5,966
Franchise royalties and marketing and advertising receivables	764	687
Unbilled revenue	1,557	1,633
Allowance for doubtful accounts	(231)	(275)
Total Trade accounts and other receivables, net	$8,787	$8,011

CCS receivable balance at August 29, 2018 was $6.7 million, primarily the result of 12 contracts with balances of approximately $0.1 million to approximately $3.6 million per contract entity. These 12 collectively represented approximately 67% of the Company’s total accounts receivables. Contract payment terms for its CCS customers’ receivables are due within 30 to 45 days. Unbilled revenue, was approximately $1.6 million at August 29, 2018 and approximately $1.6 million at August 30, 2017. CCS contracts are billed on a calendar month end basis and represent the total balance of Unbilled revenue.

The Company recorded receivables related to Fuddruckers franchise operations royalty and marketing and advertising payments from the franchisees, as required by their franchise agreements. Franchise royalty and marketing and advertising fund receivables balance at August 29, 2018 was approximately $0.8 million. At August 29, 2018, the Company had 105 operating franchise restaurants with no concentration of accounts receivable.

The change in allowances for doubtful accounts for each of the years in the three-year periods ended as of the dates below is as follows:

	Fiscal Year Ended
	August 29, 2018	August 30, 2017	August 31, 2016
	(In thousands)
Beginning balance	$275	$81	$555
Provisions (reversal) for doubtful accounts	464	200	(18)
Write-offs(1)(2)	(508)	(6)	(456)
Ending balance	$231	$275	$81
(1) The approximate $0.5 million Balance Sheet write-off in fiscal 2018 primarily resulted from uncollectable receivables at seven Culinary Contract Services accounts reserved in fiscal years 2015 through and including 2018.
(2) The approximate $0.5 million Balance Sheet write-off in fiscal 2016 resulted from uncollectable receivables at three Culinary Contract Services accounts reserved for in fiscal 2011, 2012, and 2013.

Note 8. Income Taxes

The following table details the categories of total income tax assets and liabilities for both continuing and discontinued operations resulting from the cumulative tax effects of temporary differences:

	August 29, 2018	August 30, 2017
	(In thousands)
Deferred income tax assets:
Workers’ compensation, employee injury, and general liability claims	$507	$486
Deferred compensation	280	437
Net operating losses	4,401	2,140
General business and foreign tax credits	12,105	11,599
Depreciation, amortization and impairments	6,796	7,515
Straight-line rent, dining cards, accruals, and other	2,917	4,392
Subtotal	27,006	26,569
Valuation allowance	(25,873)	(16,871)
Total deferred income tax assets	1,133	9,698
Deferred income tax liabilities:
Property taxes and other	1,133	1,916
Total deferred income tax liabilities	1,133	1,916
Net deferred income tax asset	$—	$7,782

On December 22, 2017, President Donald J. Trump signed into law U.S. tax reform legislation that is commonly referred to as the Tax Cuts and Jobs Act (the “Tax Act”). The enactment date occurred during the second quarter of fiscal 2018 and the impact on our income tax accounts of the Tax Act are accounted for in the period of enactment, in accordance with ASC 740. The Tax Act makes broad and complex changes to the U.S. tax code and most notably to the Company, the Tax Act lowered the federal statutory tax rate from 35% to 21% effective January 1, 2018. In accordance with the application of IRC Section 15, the Company's federal statutory tax rate for fiscal 2018 was 25%, representing a blended tax rate for the current fiscal year based on the number of days in the fiscal year before and after the effective date. For subsequent years, the Company's federal statutory tax rate is anticipated to be 21%. The Company was also required to remeasure its deferred tax assets and liabilities using the new federal statutory tax rate in the second quarter of fiscal 2018, upon enactment of the Tax Act. At that time, the Company's deferred tax balance was $7.8 million, and the Tax Act reduction in the federal statutory tax rate resulted in a one-time non-cash reduction to the Company's net deferred tax balance of approximately $3.2 million with a corresponding increase to the provision for income taxes in the second quarter of fiscal 2018.
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
The Company currently considers the deferred tax assets not to be realizable and maintains a full valuation allowance against the Company’s net deferred tax asset balance at August 29, 2018. The most significant deferred tax asset prior to valuation allowance is the Company’s general business tax credits carryovers to future years of approximately $11.6 million. This item may be carried forward up to twenty years for possible utilization in the future. The carryover of general business tax credits, beginning in fiscal 2002, will begin to expire at the end of fiscal 2022 through 2038, if not utilized by then.

Deferred income taxes arise from temporary differences between the tax basis of assets and liabilities and their reported amounts in the financial statements, which will result in taxable or deductible amounts in the future, as well as from tax net operating losses and tax credit carryovers. We establish a valuation allowance when we no longer consider it more likely than not that a deferred tax asset will be realized. In evaluating our ability to recover our deferred tax assets, we consider available positive and negative evidence, including scheduled reversals of deferred tax liabilities, tax-planning strategies and existing business conditions, including amendment to our credit agreement(s) to avoid default and results of recent operations.

We evaluated new negative evidence during the third quarter of fiscal 2018, in connection with our response to a default in certain of the Company’s Credit Agreement financial covenants, a condition that raised substantial doubt as to the Company continuing as a going concern for a reasonable period of time. This circumstance and its added negative evidence, supported management’s conclusion that a full valuation allowance on the Company’s net deferred tax assets in the amount of $25.3 million was necessary during the third quarter of fiscal 2018. Management's conclusion for a full valuation allowance reduces fully the Company’s net deferred tax balances, net of deferred tax liabilities, through and including the fiscal year ended August 29, 2018.

An analysis of the provision for income taxes for continuing operations is as follows:

	August 29, 2018	August 30, 2017	August 31, 2016
	(In thousands)
Current federal and state income tax expense	$405	$329	$128
Current foreign income tax expense	71	84	82
Deferred income tax expense	7,254	2,025	4,665
Provision for income taxes	$7,730	$2,438	$4,875

Relative only to continuing operations, the reconciliation of the expense for income taxes to the expected income tax expense, computed using the statutory tax rate, was as follows:

	Fiscal Year Ended
	August 29, 2018		August 30, 2017		August 31, 2016
	Amount	%	Amount	%	Amount	%
	(In thousands and as a percent of pretax loss from continuing operations)
Income tax benefit from continuing operations at the federal rate	$(6,405)	25.4%	$(6,922)	34.0%	$(1,830)	34.0%
Permanent and other differences:
Federal jobs tax credits (wage deductions)	129	(0.5)	200	(1.0)	226	(4.2)
Stock options and restricted stock	67	(0.3)	129	(0.6)	165	(3.1)
Other permanent differences	41	(0.2)	62	(0.3)	74	(1.4)
State income tax, net of federal benefit	145	(0.6)	(45)	0.2	94	(1.7)
General Business Tax Credits	(506)	2.0	(589)	2.9	(665)	12.4
Impact of U.S. Tax Reform	3,167	(12.6)	—	—	—	—
Other	487	(1.8)	84	(0.4)	(94)	1.7
Change in valuation allowance	10,605	(42.0)	9,519	(46.8)	6,905	(128.3)
Provision for income taxes from continuing operations	$7,730	(30.6)%	$2,438	(12.0)%	$4,875	(90.6)%

For the fiscal year ended August 29, 2018, including both continuing and discontinued operations, the Company is estimated to report a federal taxable loss of approximately $14.2 million.

For the fiscal year ended August 30, 2017, including both continuing and discontinued operations, the Company generated federal taxable loss of approximately $3.0 million.

For the fiscal year ended August 31, 2016, including both continuing and discontinued operations, the Company generated federal taxable income of approximately $3.1 million.

Our income tax filings are periodically examined by various federal and state jurisdictions. The State of Louisiana is currently examining tax returns for fiscal 2014 and 2015.

There were no payments of federal income taxes in fiscal 2016, 2017 or 2018. The Company has income tax filing requirements in over 30 states. State income tax payments were approximately $0.4 million, $0.4 million, and $0.4 million in fiscal 2018, 2017, and 2016, respectively.

The following table is a reconciliation of the total amounts of unrecognized tax benefits at the beginning and end of fiscal 2016, 2017 and 2018 (in thousands):

Balance as of August 26, 2015	$63
Decrease based on prior year tax positions	(18)
Interest Expense	—
Balance as of August 31, 2016	$45
Decrease based on prior year tax positions	(20)
Interest Expense	—
Balance as of August 30, 2017	$25
Decrease based on prior year tax positions	—
Interest Expense	—
Balance as of August 29, 2018	$25

The unrecognized tax benefits would favorably affect the Company’s effective tax rate in future periods if they are recognized. There is no interest associated with unrecognized benefits as of August 29, 2018. The Company has included interest or penalties related to income tax matters as part of income tax expense.

It is reasonably possible that the amount of unrecognized tax benefits with respect to our uncertain tax positions could significantly increase or decrease within 12 months. However, based on the current status of examinations, it is not possible to estimate the future impact, if any, to recorded uncertain tax positions as of August 29, 2018.

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

Note 9. Property and Equipment, Intangible Assets and Goodwill

The cost, net of impairment, and accumulated depreciation of property and equipment at August 29, 2018 and August 30, 2017, together with the related estimated useful lives used in computing depreciation and amortization, were as follows:

	August 29, 2018	August 30, 2017	Estimated Useful Lives (years)
	(In thousands)
Land	$46,817	$60,414		—
Restaurant equipment and furnishings	69,678	73,411	3	to	15
Buildings	131,557	153,041	20	to	33
Leasehold and leasehold improvements	27,172	26,953		Lesser of lease term or estimated useful life
Office furniture and equipment	3,596	3,684	3	to	10
Construction in progress	—	35		—
	278,820	317,538
Less accumulated depreciation and amortization	(140,533)	(144,724)
Property and equipment, net	$138,287	$172,814
Intangible assets, net	$18,179	$19,640	15	to	21
Goodwill	$555	$1,068

Depreciation expense for the fiscal years 2018, 2017, and 2016 was $16.1 million, $19.0 million, and $20.5 million, respectively.

Intangible assets, net, consist primarily of the Fuddruckers trade name and franchise agreements and will be amortized. The Company believes the Fuddruckers brand name has an expected accounting life of 21 years from the date of acquisition based on the expected use of its assets and the restaurant environment in which it is being used. The trade name represents a respected brand with customer loyalty and the Company intends to cultivate and protect the use of the trade name. The franchise agreements, after considering renewal periods, have an estimated accounting life of 21 years from the date of acquisition, July 2010, and will be amortized over this period of time.

Intangible assets, net, also includes the license agreement and trade name related to Cheeseburger in Paradise and the value of the acquired licenses and permits allowing the sales of beverages with alcohol. These assets have an expected accounting life of 15 years from the date of acquisition December 2012.

The aggregate amortization expense related to intangible assets subject to amortization for fiscal 2018, 2017, and 2016 was approximately $1.4 million, $1.4 million, and $1.4 million, respectively. The aggregate amortization expense related to intangible assets subject to amortization is expected to be approximately $1.4 million in each of the next five successive years.

The following table presents intangible assets as of August 29, 2018 and August 30, 2017:

	August 29, 2018			August 30, 2017
	(In thousands)			(In thousands)
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible Assets Subject to Amortization:
Fuddruckers trade name and franchise agreements	$29,486	$(11,350)	$18,136	$29,486	$(9,943)	$19,543
Cheeseburger in Paradise trade name and license agreements	$421	$(378)	$43	$421	$(324)	$97
Intangible assets, net	$29,907	$(11,728)	$18,179	$29,907	$(10,267)	$19,640

Goodwill, net of accumulated impairments of approximately $1.6 million and $1.1 million in fiscal 2018 and 2017, respectively, was approximately $0.6 million as of August 29, 2018 and $1.1 million as of August 30, 2017 and relates to our Company-owned restaurants reportable segment. Goodwill has been allocated to and impairment is assessed at the reporting unit level, which is the individual restaurants within our Fuddruckers and Cheeseburger in Paradise brands that were acquired in fiscal 2010 and fiscal 2013, respectively. The net Goodwill balance at the end of fiscal 2018 is comprised of amounts assigned to the one Cheeseburger in Paradise restaurant that is still operated by us, two Cheeseburger in Paradise restaurants that were converted to Fuddruckers restaurants, and the goodwill from the Fuddruckers acquisition in 2010. The Company performs a goodwill impairment test annually as of the end of the second quarter of each year and more frequently when negative conditions or a triggering event arise. Management prepares valuations for each of its restaurants using a discounted cash flow analysis (Level 3 inputs) to determine the fair value of each reporting unit for comparison with the reporting unit’s carrying value in determining if there has been an impairment of goodwill at the reporting unit level.

The Company recorded goodwill impairment charges of approximately $513 thousand, $537 thousand, and $38 thousand in fiscal 2018, 2017, and 2016, respectively.

Note 10. Current Accrued Expenses and Other Liabilities

The following table sets forth current accrued expenses and other liabilities as of August 29, 2018 and August 30, 2017:

	August 29, 2018	August 30, 2017
	(In thousands)
Salaries, compensated absences, incentives, and bonuses(1)	$6,073	$5,339
Operating expenses	1,068	1,041
Unredeemed gift cards	7,213	7,298
Taxes, other than income	9,247	9,423
Accrued claims and insurance	2,958	1,505
Income taxes, legal and other(2)	5,196	3,470
Total	$31,755	$28,076
(1) Salaries, compensated absences, incentives, and bonuses include the award value of the 2015 Performance Based Incentive Plan liability in the amount of $496 thousand at August 30, 2017.
(2) Income taxes, legal and other includes accrued lease termination costs. See Note 13 to our consolidated financial statements in Part II, Item 8 in this Form 10-K for further discussion of lease termination costs.

Note 11. Other Long-Term Liabilities

The following table sets forth other long-term liabilities as of August 29, 2018 and August 30, 2017:

	August 29, 2018	August 30, 2017
	(In thousands)
Workers’ compensation and general liability insurance reserve	$1,002	$923
Capital leases	137	109
Deferred rent and unfavorable leases	4,380	5,297
Deferred compensation(1)	106	426
Fair value derivative - Interest Rate Swap	—	266
Other	156	290
Total	$5,781	$7,311
(1) Deferred compensation includes 2017 Performance Based Incentive Plan liabilities in the amount of approximately $21 thousand at August 29, 2018 and 2016 and 2017 Performance Based Incentive Plan liabilities in the amount of approximately $266 thousand and approximately $70 thousand, respectively, at August 30, 2017.

Note 12. Debt

The following table summarizes credit facility debt, less current portion at August 29, 2018 and August 30, 2017.

	August 29, 2018	August 30, 2017
	(In thousands)
Long-Term Debt
2016 Credit Agreement - Revolver	20,000	4,400
2016 Credit Agreement - Term Loan	19,506	26,585
Total credit facility debt	39,506	30,985
Less unamortized debt issue costs	(168)	(287)
Total credit facility debt, less unamortized debt issuance costs	39,338	30,698
Current portion of credit facility debt	39,338	—
Total Credit facility debt, less current portion	$—	$30,698

Senior Secured Credit Agreement
On November 8, 2016, the Company entered into a $65.0 million Senior Secured Credit Facility with Wells Fargo Bank, National Association, as Administrative Agent and Cadence Bank, NA and Texas Capital Bank, NA, as lenders (“2016 Credit Agreement”). The 2016 Credit Agreement, prior to the amendments discussed below, is comprised of a $30.0 million 5-year Revolver (the “Revolver”) and a $35.0 million 5-year Term Loan (the “Term Loan”). The maturity date of the 2016 Credit Agreement is November 8, 2021. For this section of the form 10-K, capitalized terms that are used but not otherwise defined shall have the meanings give to such terms in the 2016 Credit Agreement.
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

Second Amendment to 2016 Credit Agreement
On April 20, 2018, the Company entered into the Second Amendment to the 2016 Credit Agreement, effective as of March 14, 2018 (as amended, the "Credit Agreement). The amendment accelerates the maturity date of the Credit Agreement to May 1, 2019, approximately 9 months after the balance sheet date, August 29, 2018. The amendment included the following changes:

•	Aggregate commitments under the senior secured revolving credit facility (“Revolver”) were reduced from $30.0 million to $27.0 million beginning August 29, 2018.

•	Changed the maturity date of the Revolver and Term Loan to May 1, 2019.

•	Reduced the letter of credit sub-limit from $5.0 million to $2.0 million.

•	Interest rate on LIBOR Rate Loans (LIBOR + Applicable Margin) changed to the following:

◦	LIBOR + 4.50% April 20, 2018 - June 30, 2018

◦	LIBOR + 4.75% July 1, 2018 - September 30, 2018

◦	LIBOR + 5.00% October 1, 2018 - December 31, 2018

◦	LIBOR + 5.25% January 1, 2019 - March 31, 2019

◦	LIBOR + 5.50% April 1, 2019 - Maturity Date

•	Interest rate margin on Base Rate Loans changed to the following:

◦	100 basis points less than the Applicable Margin for LIBOR Rate Loans

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
Third Amendment to 2016 Credit Agreement
On August 24, 2018, the Company entered into the Third Amendment to Credit Agreement (the “Third Amendment”) amending the Credit Agreement dated as of November 8, 2016, as amended by the Second Amendment to Credit Agreement dated as of April 20, 2018 (together, with the Third Amendment, the “Credit Agreement”), by and among the Company, the other credit parties party thereto, the lenders party thereto and Wells Fargo Bank, National Association, as Administrative Agent for the lenders (the “Administrative Agent”).

The Third Amendment amended the interest rate on LIBOR rate loans (LIBOR + applicable margin) to (i) LIBOR + 6.50% from the effective date of the Third Amendment through the date the term loan has been paid in full in cash and (ii) LIBOR + 5.50% from the date following the date the term loan has been paid in full in cash and thereafter. The interest rate on base rate loans is 100 basis points less than the applicable margin for LIBOR rate loans.

Pursuant to the Third Amendment, the lenders agreed to waive the existing events of default as of the effective date of the Third Amendment resulting from any breach of certain financial covenants or the limitation on maintenance capital expenditures, in each case that may have occurred during the period from and including May 9, 2018 until the effective date of the Third Amendment, and any related events of default. Additionally, the lenders agreed to waive the requirements that the Company comply with certain financial covenants until December 31, 2018, at which time the Company will be in default without an additional waiver or alternative financing.

The Third Amendment requires the Company to make mandatory principal prepayments upon certain asset dispositions as follows: (i) 50% of the first $12.0 million of net cash proceeds from asset dispositions received by the Company; (ii) 75% of the next $8.0 million of net cash proceeds from asset dispositions received by the Company; and (iii) 100% of all net cash proceeds in excess of the first $20.0 million of net cash proceeds from asset dispositions received by the Company, in each case from and after the effective date of the Third Amendment.

Additionally, the Company agreed to grant liens on additional properties of the Company to secure borrowings under the Credit Agreement.

At August 29, 2018, the Company had approximately $8.5 million available to borrow under the Revolver in the 2016 Credit Agreement.

As of August 29, 2018, under the 2016 Credit Agreement, the Company had $39.5 million in total outstanding loans and approximately $1.3 million committed under letters of credit, which is used as security for the payment of insurance obligations, and approximately $0.2 million in other indebtedness.
2013 Credit Agreement

We were party to a revolving credit agreement with Wells Fargo Bank, National Association, as Administrative Agent, and ZB, N.A. dba Amegy Bank (formerly Amegy Bank, N.A.), as Syndication Agent (the “2013 Credit Facility”). The 2013 Credit Facility matured and was refunded on November 8, 2016, through the entering of the 2016 Credit Agreement, and there were no amounts outstanding under the 2013 Credit Facility at August 30, 2017.

Interest Expense

Total interest expense incurred for fiscal 2018, 2017, and 2016 was approximately $3.3 million, $2.4 million, and $2.2 million, respectively. Interest paid was approximately $2.5 million, $1.8 million, and $1.9 million in fiscal 2018, 2017, and 2016, respectively. No interest expense was allocated to discontinued operations in fiscal 2018, 2017, or 2016. No interest was capitalized on properties in fiscal 2018, 2017, or 2016.

Note 13. Impairment of Long-Lived Assets, Store Closings, Discontinued Operations and Property Held for Sale

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

The Company recognized the following impairment charges (credits) to income from operations:

	Fiscal Year Ended
	August 29, 2018	August 30, 2017	August 31, 2016
	(In thousands, except per share data)
Provision for asset impairments and restaurant closings	$8,917	$10,567	$1,442
Net gain on disposition of property and equipment	(5,357)	(1,804)	(684)

Total	$3,560	$8,763	$758
Effect on EPS:
Basic	$(0.12)	$(0.29)	$(0.03)
Assuming dilution	$(0.12)	$(0.29)	$(0.03)

The approximate $8.9 million impairment charge in fiscal 2018 is primarily related to assets impaired at 21 property locations, goodwill at three property locations, ten properties held for sale written down to their fair value, and a reserve for 15 restaurant closings of approximately $1.3 million.

The approximate $5.4 million net gain on disposition of property and equipment in fiscal 2018 is primarily related to the gain on the sale of ten properties of approximately $4.9 million, and approximately $1.3 million of insurance proceeds received for property and equipment damaged by Hurricane Harvey, partially offset by asset retirements at eight restaurant location closures.

The approximate $10.6 million impairment charge in fiscal 2017 is primarily related to assets impaired at 17 property locations, goodwill at six property location, five properties held for sale written down to their fair value, and a reserve for ten restaurant closings of approximately $482 thousand.

The approximate $1.8 million net gain on disposition of property and equipment in fiscal 2017 is primarily related to the gain on the sale of six properties of approximately $2.4 million partially offset by routine asset retirements.

The approximate $1.4 million impairment charge in fiscal 2016 is primarily related to four property locations, goodwill at one property location, and a reserve for four restaurant closings of approximately $202 thousand.

The approximate $0.7 million net gain on disposition of property and equipment in fiscal 2016 is primarily related to the gain on the sale of two properties of approximately $1.0 million partially offset by routine asset retirements.

Discontinued Operations

On March 21, 2014, the Board of Directors of the Company approved a plan focused on improving cash flow from the acquired Cheeseburger in Paradise leasehold locations. This underperforming Cheeseburger in Paradise leasehold disposal plan called for five or more units to be closed or converted to Fuddruckers restaurants. As of August 29, 2018, no locations remain classified as discontinued operations in this plan.

As a result of the first quarter fiscal 2010 adoption of the Company’s Cash Flow Improvement and Capital Redeployment Plan, the Company reclassified 24 Luby’s Cafeterias to discontinued operations. As of August 29, 2018, one location remains held for sale.

The following table sets forth the assets and liabilities for all discontinued operations:

	August 29, 2018	August 30, 2017
	(In thousands)
Property and equipment	$1,813	$1,872
Deferred tax assets	—	883
Assets related to discontinued operations—non-current	$1,813	$2,755
Deferred income taxes	$—	$354
Accrued expenses and other liabilities	14	13
Liabilities related to discontinued operations—current	$14	$367
Other liabilities	$16	$16
Liabilities related to discontinued operations—non-current	$16	$16

As of August 29, 2018, under both closure plans, the Company had one property classified as discontinued operations. The asset carrying value of the owned property was approximately $1.8 million and is included in assets related to discontinued operations. The Company is actively marketing this property for sale and has one property with a ground lease previously impaired to zero.

The following table sets forth the sales and pretax losses reported for all discontinued locations:

	Fiscal Year Ended
	August 29, 2018	August 30, 2017	August 31, 2016
	(In thousands, except locations)
Sales	$—	$—	$—

Pretax loss	$(80)	$(28)	$(136)
Income tax benefit on discontinued operations	$(534)	$(438)	$46
Loss on discontinued operations	$(614)	$(466)	$(90)
Discontinued locations closed during the period	0	0	0

The following table summarizes discontinued operations for fiscal 2018, 2017, and 2016:

	Fiscal Year Ended
	August 29, 2018	August 30, 2017	August 31, 2016
	(In thousands, except per share data)
Discontinued operating losses	$(21)	$(28)	$(161)
Impairments	(59)	—	—
Gains	—	—	25
Net loss	$(80)	$(28)	$(136)
Income tax benefit (expense) from discontinued operations	(534)	(438)	46
Loss from discontinued operations, net of income taxes	$(614)	$(466)	$(90)
Effect on EPS from discontinued operations—decrease—basic	$(0.02)	$(0.02)	$(0.00)

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

At August 29, 2018, the Company had 15 owned properties recorded at approximately $19.5 million in property held for sale. The pretax profit (loss) for the disposal group of locations operating in fiscal 2018, 2017, and 2016 was approximately $(1.2) million, $1.3 million, and $2.2 million, respectively.

At August 30, 2017, the Company had four owned properties recorded at approximately $3.4 million in property held for sale.

The Company’s results of continuing operations will be affected to the extent proceeds from sales exceed or are less than net book value.

A roll forward of property held for sale for fiscal 2018, 2017, and 2016 is provided below (in thousands):

Balance as of August 26, 2015	$4,536
Disposals	(1,488)
Net transfers to property held for sale	2,937
Adjustment to fair value	$(463)
Balance as of August 31, 2016	$5,522
Disposals	(1,173)
Net transfers to property held for sale	0
Adjustment to fair value	(977)
Balance as of August 30, 2017	$3,372
Disposals	(7,916)
Net transfers to property held for sale	27,075
Adjustment to fair value	(3,062)
Balance as of August 29, 2018	$19,469

Abandoned Leased Facilities - Reserve for Store Closing

As of August 29, 2018, the Company classified seventeen leased locations in Arizona, Arkansas, Florida, Illinois, Indiana, Maryland, New York, Oklahoma, Texas, Virginia and Wisconsin as abandoned. Although the Company remains obligated under the terms of the leases for the rent and other costs that may be associated with the leases, the Company decided to cease operations and has no foreseeable plans to occupy the spaces as a company restaurant in the future. Therefore, the Company recorded a charge to earnings, in provision for asset impairments and restaurant closings for fiscal years 2018, 2017, and 2016 of approximately $1.3 million, $0.5 million, and $0.2 million, respectively. The liability is equal to the total amount of rent and other direct costs for the remaining period of time the properties will be unoccupied plus the present value, calculated using a credit-adjusted risk free rate, of the amount by which the rent paid by the Company to the landlord exceeds any rent paid to the Company by a tenant under a sublease over the remaining period of the lease terms. Accrued lease termination expense was approximately $2.0 million and $0.5 million as of August 29, 2018 and August 30, 2017, respectively.

Note 14. Commitments and Contingencies

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

Construction Activity

From time to time, the Company enters into non-cancelable contracts for the construction of its new restaurants or restaurant remodels. This construction activity exposes the Company to the risks inherent in this industry including but not limited to rising material prices, labor shortages, delays in getting required permits and inspections, adverse weather conditions, and injuries sustained by workers. The Company had no non-cancelable contracts as of August 29, 2018.

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

Note 15. Operating Leases

The Company conducts part of its operations from facilities that are leased under non-cancelable lease agreements. Lease agreements generally contain a primary term of five to 30 years with options to renew or extend the lease from one to 25 years. As of August 29, 2018, the Company has lease agreements for 88 properties which include the Company’s corporate office, facility service warehouse, two remote office spaces, and restaurant properties. The leasing terms of the 88 properties consist of 13 properties expiring in less than one year, 50 properties expiring between one and five years and the remaining 25 properties having current terms that are greater than five years. Of the 88 leased properties, 74 properties have options remaining to renew or extend the lease.

A majority of the leases include periodic escalation clauses. Accordingly, the Company follows the straight-line rent method of recognizing lease rental expense.

As of August 29, 2018, the Company has entered into noncancelable operating lease agreements for certain office equipment with terms ranging from 36 to 60 months.

Annual future minimum lease payments under noncancelable operating leases with terms in excess of one year as of August 29, 2018 are as follows:

Fiscal Year Ending:	(In thousands)
August 28, 2019	$10,790
August 26, 2020	8,572
August 25, 2021	6,892
August 31, 2022	5,522
August 30, 2023	4,399
Thereafter	16,640
Total minimum lease payments	$52,815

Most of the leases are for periods of five to 30 years and some leases provide for contingent rentals based on sales in excess of a base amount. As of August 29, 2018, aggregate future minimum rentals to be received under non-cancelable subleases was approximately $3.9 million.

Total rent expense for operating leases for fiscal 2018, 2017, and 2016 was as follows:

	Year Ended
	August 29, 2018	August 30, 2017	August 31, 2016
	(In thousands, except percentages)
Minimum rent-facilities	$10,584	$11,849	$12,341
Contingent rentals	77	86	164
Minimum rent-equipment	801	758	712
Total rent expense (including amounts in discontinued operations)	$11,462	$12,693	$13,217
Percent of sales	3.1%	3.4%	3.3%

The future minimum lease payment table and the total rent expense table above include amounts related to two leases with related parties, which are further described at Note 17. Related Parties.

Note 16. Share-Based Compensation

We have two active share-based stock plans, the Luby's Incentive Stock Plan, as amended and restated effective December 5, 2015 (the "Employee Stock Plan") and the Nonemployee Director Stock Plan. Both plans authorize the granting of stock options, restricted stock, and other types of awards consistent with the purpose of the plans.

Of the aggregate 2.1 million shares approved for issuance under the Nonemployee Director Stock Plan, (which amount includes shares authorized under the original plan and shares authorized pursuant to the amended and restated plan effective as of February 9, 2018), 1.3 million options, restricted stock units and restricted stock awards were granted, 0.1 million options were cancelled or expired and added back into the plan, since the plans inception. Approximately 0.9 million shares remain available for future issuance as of August 29, 2018. Compensation cost for share-based payment arrangements under the Nonemployee Director Stock Plan, recognized in selling, general and administrative expenses for fiscal 2018, 2017, and 2016 was approximately $0.5 million, $0.7 million, and $0.7 million, respectively.

Of the 4.1 million shares approved for issuance under the Employee Stock Plan (which amount includes shares authorized under the original plan and shares authorized pursuant to the amended and restated plan effective as of December 5, 2015), 7.2 million options and restricted stock units were granted, 3.8 million options and restricted stock units were cancelled or expired and added back into the plan, since the plans inception in 2005. Approximately 0.7 million shares remain available for future issuance as of August 29, 2018. Compensation cost for share-based payment arrangements under the Employee Stock Plan, recognized in selling, general and administrative expenses for fiscal 2018, 2017, and 2016 was approximately $0.9 million, $0.9 million, and $1.0 million, respectively. Included in these costs for fiscal 2016 was approximately $252 thousand, which represented accelerated share-based compensation expense as a result of the rescission of 312,663 stock options.

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

Option awards under the Nonemployee Director Stock Plan generally vest 100% on the first anniversary of the grant date and expire ten years from the grant date. No options were granted under the Nonemployee Director Stock Plan in fiscal 2018, 2017, or 2016. No options to purchase shares remain outstanding under this plan, as of August 29, 2018.

Options granted under the Employee Stock Plan generally vest 50% on the first anniversary of grant date, 25% on the second anniversary of the grant date and 25% on the third anniversary of the grant date, with all options expiring ten years from the grant date. All options granted in fiscal 2018, 2017, and 2016 were granted under the Employee Stock Plan. Options to purchase 1,653,414 shares at options prices from $2.82 to $5.95 per share remain outstanding as of August 29, 2018.

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

The fair value of each option award is estimated on the date of the grant using the Black-Scholes option pricing model which determine inputs as shown in the following table for options granted under the Employee Stock Plan:

	Fiscal Year Ended
	August 29, 2018	August 30, 2017	August 31, 2016
	(In thousands, except percentages)
Dividend yield	0%	0%	0%
Volatility	34.80%	37.65%	39.64%
Risk-free interest rate	2.19%	1.99%	1.82%
Expected life (in years)	5.87	5.87	5.58

A summary of the Company’s stock option activity for fiscal 2018, 2017, and 2016 is presented in the following table:

	Shares Under Fixed Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
			(Years)	(In thousands)
Outstanding at August 26, 2015	1,288,099	$4.76	6.5	$350
Granted	279,944	4.89	—	—
Exercised	(21,249)	3.51	—	—
Forfeited	(55,893)	4.80	—	—
Expired	(9,000)	3.44	—	—
Outstanding at August 31, 2016	1,169,238	$4.76	6.6	$178
Granted	295,869	4.26	—	—
Cancelled	(9,290)	4.49	—	—
Forfeited	(55,893)	4.80	—	—
Expired	(37,689)	5.39	—	—
Outstanding at August 30, 2017	1,345,916	$4.64	6.4	$0
Granted	449,410	2.82	—	—
Forfeited	(97,111)	4.02	—
Expired	(44,801)	7.89	—	—
Outstanding at August 29, 2018	1,653,414	$4.10	6.5	$0
Exercisable at August 29, 2018	1,066,103	$4.53	5.2	$0

The intrinsic value for stock options is defined as the difference between the market value at August 29, 2018 and the grant price.

At August 29, 2018, there was approximately $0.3 million of total unrecognized compensation cost related to unvested options that are expected to be recognized over a weighted-average period of 1.7 years.

The weighted-average grant-date fair value of options granted during fiscal 2018, 2017, and 2016 was $1.05, $1.66, and $1.92 per share, respectively.

During fiscal 2017 and 2018, no options were exercised. During fiscal 2016 cash received from options exercised was approximately $82 thousand.

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

A summary of the Company’s restricted stock unit activity during fiscal years is presented in the following table:

	Restricted Stock Units	Weighted Average Fair Value	Weighted- Average Remaining Contractual Term
		(Per share)	(In years)
Unvested at August 26, 2015	409,417	$5.98	1.6
Granted	172,212	4.87	—
Vested	(257,482)	6.19	—
Forfeited	(9,314)	5.37	—
Unvested at August 31, 2016	314,833	$5.23	1.9
Granted	200,549	4.26	—
Vested	(92,058)	6.30	—
Forfeited	(18,960)	4.55	—
Unvested at August 30, 2017	404,364	$4.54	1.8
Granted	244,748	2.83	—
Vested	(99,495)	4.42	—
Forfeited	(32,326)	3.87	—
Unvested at August 29, 2018	517,291	$3.79	1.8

At August 29, 2018, there was approximately $0.8 million of total unrecognized compensation cost related to unvested restricted stock units that is expected to be recognized over a weighted-average period of 1.8 years.

Performance Based Incentive Plan

For fiscal years 2015 - 2018, The Company approved a Total Shareholder Return ("TSR") Performance Based Incentive Plan (“Plan”). Each Plan’s award value varies from 0% to 200% of a base amount, as a result of the Company’s TSR performance in comparison to its peers over the respective measurement period. Each Plan’s vesting period is three years.

The Plans for fiscal years 2015 - 2017 provides for a right to receive an unspecified number of shares of common stock under the Employee Stock Plan based on the total shareholder return ranking compared to a selection of peer companies over the three-year vesting period, for each plan year. The number of shares at the end of the three-year period will be determined as the award value divided by the closing stock price on the last day of each fiscal year, accordingly. Each three-year measurement period is designated a plan year name based on year one of the measurement period. Since the plans provide for an undeterminable number of awards, the plans are accounted for as liability based plans. The liability valuation estimate for each plan year has been determined based on a Monte Carlo simulation model. Based on this estimate, management accrues expense ratably over the three-year service periods. A valuation estimate of the future liability associated with each fiscal year's performance award plan is performed periodically with adjustments made to the outstanding liability at each reporting period to properly state the outstanding liability for all plan years in the aggregate as of the respective balance sheet date. As of August 29, 2018, the valuation estimate which represents the fair value of the performance awards liability for all plan years 2016 and 2017, resulted in an approximate $0.3 million decrease in the aggregate liability. The 2015 TSR Performance Based Incentive Plan vested for each active participant on August 30, 2017 and a total of 187,883 shares were awarded under the Plan at 50% of the original target. The fair value of the 2015 plan's liability in the amount of $496 thousand was converted to equity and the number of shares awarded for the 2015 TSR Performance Based Incentive Plan was based on the Company's stock price at closing on the last day of fiscal 2017. The fair value of the 2016 TSR Plan was zero at the end of the three-year measurement period and at August 29, 2018 no shares vested due to the relative ranking of the Company's stock performance. The number of shares at the end of each plan's three-year periods will be determined as the award value divided by the Company's closing stock price on the last day of the plan's fiscal year.
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
Non-cash compensation expense related to the Company's TSR Performance Based Incentive Plans in fiscal 2018, 2017, and 2016 was a credit to expense of $15 thousand, and expenses of $38 thousand, and approximately $684 thousand, respectively, and is recorded in Selling, general and administrative expenses.
A summary of the Company’s restricted stock Performance Based Incentive Plan activity during fiscal 2018 is presented in the following table:

	Units	Weighted Average Fair Value
		(Per share)
Unvested at August 30, 2017	—	—
Granted	561,177	3.33
Vested	(187,883)	2.64
Forfeited	—	—
Unvested at August 29, 2018	373,294	3.68

At August 29, 2018, there was approximately $1.1 million of total unrecognized compensation cost related to 2018 TSR Performance Based Incentive Plan that is expected to be recognized over a weighted-average period of 2.0 years.

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

Supplemental Executive Retirement Plan

The Company has an unfunded Supplemental Executive Retirement Plan (“SERP”). In 2005, the Board of Directors voted to amend the SERP and suspend the further accrual of benefits and participation. The net benefit recognized for the SERP for the years ended August 29, 2018, August 30, 2017, and August 31, 2016, was zero, and the unfunded accrued liability included in “Other Liabilities” on the Company’s consolidated Balance Sheets as of August 29, 2018 and August 30, 2017 was approximately $39 thousand and $45 thousand, respectively.

Nonemployee Director Phantom Stock Plan

The Company’s has a Nonemployee Director Phantom Stock Plan (“Phantom Stock Plan”). Authorized shares (100,000 shares) under the Phantom Stock Plan were fully depleted in early fiscal 2003; since that time, no deferrals, incentives or dividends have been credited to phantom stock accounts. As participants cease to be directors, their phantom shares are converted into an equal number of shares of common stock and issued from the Company’s treasury stock. As of August 29, 2018, 17,801 phantom shares remained outstanding and unconverted under the Phantom Stock Plan.

401(k) Plan

The Company has a voluntary 401(k) employee savings plan to provide substantially all employees of the Company an opportunity to accumulate personal funds for their retirement. The Company matches 25% of participants’ contributions made to the plan up to 6% of their salary. The net expense recognized in connection with the employer match feature of the voluntary 401(k) employee savings plan for the years ended August 29, 2018, August 30, 2017, and August 31, 2016, was approximately $243 thousand, $359 thousand, and $350 thousand, respectively.

Note 17. Related Parties

Affiliate Services

The Company’s Chief Executive Officer, Christopher J. Pappas, and Harris J. Pappas, a Director of the Company, own two restaurant entities (the “Pappas entities”) that may, from time to time, provide services to the Company and its subsidiaries, as detailed in the Amended and Restated Master Sales Agreement dated August 2, 2017 among the Company and the Pappas entities.

Under the terms of the Amended and Restated Master Sales Agreement, the Pappas entities continue to provide specialized (customized) equipment fabrication, primarily for new construction, and basic equipment maintenance, including stainless steel stoves, shelving, rolling carts, and chef tables. The total costs under the Master Sales Agreement of custom-fabricated and refurbished equipment in fiscal 2018, 2017, and 2016 were approximately $31 thousand, $4 thousand, and $2 thousand, respectively. The Company also incurred $2 thousand of other operating expenses in fiscal 2018 from the Pappas entities. Services provided under this agreement are subject to review and approval by the Finance and Audit Committee of the Company’s Board of Directors.

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

On November 22, 2006, the Company executed a new lease agreement with respect to this shopping center. Effective upon the Company’s relocation and occupancy into the new space in July 2008, the new lease agreement provides for a primary term of approximately 12 years with two subsequent five-year options and gives the landlord an option to buy out the tenant on or after the calendar year 2015 by paying the then unamortized cost of improvements to the tenant. The Company paid rent of $22.00 per square foot plus maintenance, taxes, and insurance during the remaining primary term of the lease. Thereafter, the lease provides for increases in rent at set intervals. The Company made payments of approximately $460 thousand, $419 thousand, and $417 thousand, in fiscal 2018, 2017, and 2016, respectively, under the lease agreement. The new lease agreement was approved by the Finance and Audit Committee.

In the third quarter of fiscal 2014, on March 12, 2014, the Company executed a new lease agreement for one of the Company’s Houston Fuddruckers locations with Pappas Restaurants, Inc. The lease provides for a primary term of approximately six years with two subsequent five-year options. Pursuant to the new ground lease agreement, the Company paid rent of $28.06 per square foot plus maintenance, taxes, and insurance from March 12, 2014 until May 31, 2020. Thereafter, the new ground lease agreement provides for increases in rent at set intervals. The Company made payments of $168 thousand, $162 thousand, and $160 thousand, in fiscal 2018, 2017, and 2016, respectively.

Affiliated rents paid for the Houston property lease represented 3.1%, 2.7%, and 2.6% of total rents for continuing operations for fiscal 2018, 2017, and 2016, respectively.

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

Christopher J. Pappas is a member of the Advisory Board of Amegy Bank, a Division of ZB, N.A. (formerly, Amegy Bank, N.A.), which was a lender and syndication agent under the Company’s 2013 Credit Facility. This facility matured and was refunded on November 8, 2016, through the entering of the 2016 Credit Agreement, and there were no amounts outstanding under the 2013 Credit Facility at August 30, 2017.

Key Management Personnel

The Company entered into a new employment agreement with Christopher Pappas on December 11, 2017. The new employment agreement contains a termination date of August 28, 2019. Mr. Pappas continues to devote his primary time and business efforts to the Company while maintaining his role at Pappas Restaurants, Inc.

Peter Tropoli, a director of the Company and the Company’s General Counsel and Secretary, is an attorney and stepson of Frank Markantonis, who is a director of the Company.

Paulette Gerukos, Vice President of Human Resources of the Company, is the sister-in-law of Harris J. Pappas, who is a director of the Company.

Note 18. Common Stock

At August 29, 2018, the Company had 500,000 shares of common stock reserved for issuance upon the exercise of outstanding stock options.

Treasury Shares

In February 2008, the Company acquired 500,000 treasury shares for $4.8 million.

Note 19. Earnings Per Share

A reconciliation of the numerators and denominators of basic earnings per share and earnings per share assuming dilution is shown in the table below:

	Fiscal Year Ended
	August 29, 2018	August 30, 2017	August 31, 2016
	(In thousands, except per share data)
Numerator:
Loss from continuing operations	$(32,954)	$(22,796)	$(10,256)
NET LOSS	$(33,568)	$(23,262)	$(10,346)
Denominator:
Denominator for basic earnings per share—weighted-average shares	29,901	29,476	29,226
Effect of potentially dilutive securities:
Employee and non-employee stock options	—	—	—
Denominator for earnings per share assuming dilution	29,901	29,476	29,226
Loss from continuing operations:
Basic	$(1.10)	$(0.77)	$(0.35)
Assuming dilution (a)	$(1.10)	$(0.77)	$(0.35)
Net loss per share:
Basic	$(1.12)	$(0.79)	$(0.35)
Assuming dilution (a)	$(1.12)	$(0.79)	$(0.35)
(a) Potentially dilutive shares, not included in the computation of net income per share because to do so would have been antidilutive, totaled no shares in fiscal 2018, 3,000 shares in fiscal 2017, and 55,000 shares in fiscal 2016. Additionally, stock options with exercise prices exceeding market close prices that were excluded from the computation of net income per share amounted to 1,653,000 shares in fiscal 2018, 1,346,000 shares in fiscal 2017, and 494,000 shares in fiscal 2016.

Note 20. Shareholder Rights Plan
On February 15, 2018, the Board of Directors adopted a rights plan with a 10% triggering threshold and declared a dividend distribution of one right initially representing the right to purchase one half of a share of Luby’s common stock, upon specified terms and conditions. The rights plan was effective immediately.
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
If a person or group acquires 10% or more of the outstanding shares of Luby’s common stock (including in the form of synthetic ownership through derivative positions), each right will entitle its holder (other than such person or members of such group) to purchase, for $12.00, a number of shares of Luby’s common stock having a then-current market value of twice such price. The rights plan exempts any person or group owning 10% or more (35.5% or more in the case of Harris J. Pappas, Christopher J. Pappas and their respective affiliates and associates) of Luby’s common stock immediately prior to the adoption of the rights plan. However, the rights will be exercisable if any such person or group acquires any additional shares of Luby’s common stock (including through derivative positions) other than as a result of equity grants made by Luby’s to its directors, officers or employees in their capacities as such.
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

Note 21. Quarterly Financial Information

The following tables summarize quarterly unaudited financial information for fiscal 2018 and 2017.

	Quarter Ended (1)
	August 29, 2018	June 6, 2018	March 14, 2018	December 20, 2017
	(84 days)	(84 days)	(84 days)	(112 days)
	(In thousands, except per share data)
Restaurant sales	$75,782	$77,803	$74,351	$104,582
Franchise revenue	1,633	1,444	1,401	1,887
Culinary contract services	6,369	6,639	5,889	6,885
Vending revenue	119	118	151	143
Total sales	$83,903	$86,004	$81,792	$113,497
Loss from continuing operations	(1,858)	(14,133)	(11,461)	(5,502)
Loss from discontinued operations	(6)	(463)	(110)	(35)
Net loss	$(1,864)	$(14,596)	$(11,571)	$(5,537)
Net loss per share:
Basic	$(0.06)	$(0.48)	$(0.39)	$(0.19)
Assuming dilution	$(0.06)	$(0.48)	$(0.39)	$(0.19)
Costs and Expenses (as a percentage of restaurant sales)
Cost of food	27.8%	28.6%	28.5%	28.5%
Payroll and related costs	37.5%	37.8%	38.3%	36.5%
Other operating expenses	17.7%	19.3%	19.3%	18.6%
Occupancy costs	6.4%	5.9%	6.3%	6.0%
(1) Quarterly results reflect corrections of immaterial errors as disclosed in Note 1 to our consolidated financial statements in Part II, Item 8 in this Form 10-K.

	Quarter Ended
	August 30, 2017	June 7, 2017	March 15, 2017	December 21, 2016
	(91 days)	(84 days)	(84 days)	(112 days)
	(In thousands, except per share data)
Restaurant sales	$79,078	$82,594	$81,064	$108,082
Franchise revenue	1,556	1,477	1,819	1,871
Culinary contract services	5,825	4,515	3,306	4,297
Vending revenue	130	133	125	159
Total sales	$86,589	$88,719	86,314	$114,409
Loss from continuing operations	(4,069)	(377)	(12,836)	(5,514)
Loss from discontinued operations	(32)	(19)	(343)	(72)
Net loss	$(4,101)	$(396)	$(13,179)	$(5,586)
Net loss per share:
Basic	$(0.14)	$(0.01)	$(0.45)	$(0.19)
Assuming dilution	$(0.14)	$(0.01)	$(0.45)	$(0.19)
Costs and Expenses (as a percentage of restaurant sales)
Cost of food	28.3%	27.8%	27.9%	28.5%
Payroll and related costs	36.1%	35.7%	36.1%	35.8%
Other operating expenses	18.6%	16.7%	17.0%	18.2%
Occupancy costs	6.4%	6.0%	6.6%	6.0%

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

We have had no disagreements with our accountants on any accounting or financial disclosures.

Item 9A. Controls and Procedures

Evaluation of Disclosure Control and Procedures

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of August 29, 2018. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of August 29, 2018, our disclosure controls and procedures were effective in providing reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Because of its inherent limitations, internal control over financial reporting may not prevent or detect material misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework-2013 issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation, we concluded that our internal control over financial reporting was effective as of August 29, 2018.

Grant Thornton LLP, the independent registered public accounting firm that audited the Consolidated Financial Statements included in this report, has also audited the effectiveness our internal control over financial reporting as of August 29, 2018, as stated in their attestation report which is included under Item 8 of this report.

Attestation Report of the Registered Public Accounting Firm

Included in Item 8 of this report.

Changes in Internal Control over Financial Reporting

Except as noted above, there were no changes in our internal control over financial reporting during the quarter ended August 29, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

There is incorporated in this Item 10 by reference that portion of our definitive proxy statement for the 2019 annual meeting of shareholders appearing therein under the captions “Election of Directors,” “Corporate Governance,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Executive Officers,” and “Certain Relationships and Related Transactions.”

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

Item 11. Executive Compensation

There is incorporated in this Item 11 by reference that portion of our definitive proxy statement for the 2019 annual meeting of shareholders appearing therein under the captions “Compensation Discussion and Analysis—Executive Compensation,” “—Executive Compensation Committee Report,” “—Compensation Tables and Information,” “—Director Compensation,” and “Corporate Governance—Executive Compensation Committee—Compensation Committee Interlocks.”

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

There is incorporated in this Item 12 by reference that portion of our definitive proxy statement for the 2019 annual meeting of shareholders appearing therein under the captions “Ownership of Equity Securities in the Company” and “Principal Shareholders.”

Item 13. Certain Relationships and Related Transactions, and Director Independence

There is incorporated in this Item 13 by reference that portion of our definitive proxy statement for the 2019 annual meeting of shareholders appearing therein under the captions, “Corporate Governance Guidelines—Director Independence” and “Certain Relationships and Related Transactions.”

Item 14. Principal Accountant Fees and Services

There is incorporated in this Item 14 by reference that portion of our definitive proxy statement for the 2019 annual meeting of shareholders appearing therein under the caption “Fees Paid To The Independent Registered Public Accounting Firm.”

PART IV

Item 15. Exhibits, Financial Statement Schedules

1.	Financial Statements

The following financial statements are filed as part of this Report:

Consolidated balance sheets at August 29, 2018 and August 30, 2017.

Consolidated statements of operations for each of the three years in the period ended August 29, 2018.

Consolidated statements of shareholders’ equity for each of the three years in the period ended August 29, 2018.

Consolidated statements of cash flows for each of the three years in the period ended August 29, 2018.

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

3(d)
Amendment No. 2 to Bylaws of Luby’s Inc., effective as of August 31, 2018 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 31, 2018 (File No. 001-08308)).

4
Rights Agreement, dated as of February 15, 2018, by and between the Company and American Stock Transfer & Trust Company, LLC, as rights agent (which includes the Form of Rights Certificate as Exhibit A thereto) (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form 8-A, filed on February 16, 2018 (File No. 001-08308)).

10(a)
Second Amended and Restated Nonemployee Director Stock Plan of Luby’s, Inc. adopted January 25, 2013 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended February 13, 2013, filed March 25, 2013 (File No. 001-08308)).*

10(b)
Registration Rights Agreement dated March 9, 2001, by and among Luby’s, Inc., Christopher J. Pappas, and Harris J. Pappas (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed March 15, 2001 (File No. 001-08308)).

10(c)
Luby’s, Inc. Amended and Restated Nonemployee Director Phantom Stock Plan effective September 28, 2001 (incorporated by reference to Exhibit 10(dd) to the Company’s Quarterly Report on Form 10-Q for the quarter ended February 13, 2002, filed on March 29, 2002 (File No. 001-08308)).*

10(d)
Form of Indemnification Agreement entered into between Luby’s, Inc. and each member of its Board of Directors initially dated July 23, 2002 (incorporated by reference to Exhibit 10(gg) to the Company’s Annual Report on Form 10-K for the fiscal year ended August 28, 2002, filed on November 27, 2002 (File No. 001-08308)).

10(e)
Amended and Restated Master Sales Agreement effective November 16, 2011, by and among Luby’s, Inc., Pappas Restaurants, L.P., and Pappas Restaurants, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended May 9, 2012, filed on June 15, 2012 (File No. 001-08308)).

10(f)
Amended and Restated Master Sales Agreement effective August 2, 2017, by and among Luby’s, Inc., Pappas Restaurants, L.P., and Pappas Restaurants, Inc. (incorporated by reference to Exhibit 10(j) to the Company's Annual Report on Form 10-K for the fiscal year ended August 30, 2017, filed on November 13, 2017 (File No. 001-08308)).

10(g)
Restated Employment Agreement dated December 11, 2017, between Luby's, Inc. and Christopher J. Pappas (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on December 12, 2017 (File No. 001-08308)).*

10(h)
Form of Restricted Stock Award Agreement pursuant to the Luby’s Incentive Stock Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 16, 2007 (File No. 001-08308)).

10(i)
Form of Incentive Stock Option Award Agreement pursuant to the Luby’s Incentive Stock Plan (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on November 16, 2007 (File No. 001-08308)).

10(j)
Luby's Incentive Stock Plan, effective as of December 5, 2015 (incorporated by reference to Annex A to the Company's Definitive Proxy Statement on Schedule 14A filed on December 16, 2016 (File No. 001-083038)).

10(k)
Form of Restricted Stock Award Agreement pursuant to the Luby’s Incentive Stock Plan (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on November 16, 2015 (File No. 001-08308)).

10(l)
Form of Incentive Stock Option Award Agreement pursuant to the Luby’s Incentive Stock Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 16, 2015 (File No. 001-08308)).

10(m)
Form of Incentive Stock Option Award Agreement to Luby’s 2015 Incentive Stock Plan (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on December 12, 2017 (File No. 001-08308)).

10(n)
Form of Restricted Stock Unit Agreement to Luby’s 2015 Incentive Stock Plan (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on December 12, 2017 (File No. 001-08308)).

10(o)
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

10(p)
Second Amendment to Credit Agreement, dated as of April 20, 2018, among the Company, the other credit parties party thereto, the lenders party thereto and Wells Fargo Bank, National Association, as Administrative Agent (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on April 23, 2018 (File No. 001-08308)).

10(q)
Third Amendment to Credit Agreement, dated as of August 24, 2018, among the Company, the other credit parties party thereto, the lenders party thereto and Wells Fargo Bank, National Association, as Administrative Agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 28, 2018 (File No. 001-08308)).

10(r)
Consent and Waiver, by and among the Company, each other Credit Party party thereto, the Lenders party thereto and Wells Fargo as Administrative Agent for the Lenders (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 17, 2018 (File No. 001-08308)).

10(s)
Consent and Waiver, by and among the Company, each other Credit Party party thereto, the Lenders party thereto and Wells Fargo as Administrative Agent for the Lenders (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 13, 2018 (File No. 001-08308)).

10(t)
Consent and Waiver, by and among the Company, each other Credit Party party thereto, the Lenders party thereto and Wells Fargo as Administrative Agent for the Lenders (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 16, 2018 (File No. 001-08308)).

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

November 16, 2018		LUBY’S, INC.
Date		(Registrant)

	By:	/s/ CHRISTOPHER J. PAPPAS
Christopher J. Pappas
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature and Title	Date

/S/ GASPER MIR, III	November 16, 2018
Gasper Mir, III, Director and Chairman of the Board

/S/ CHRISTOPHER J. PAPPAS	November 16, 2018
Christopher J. Pappas, Director, President and Chief Executive Officer (Principal Executive Officer)

/S/ K. SCOTT GRAY	November 16, 2018
K. Scott Gray, Senior Vice President and Chief Financial Officer, and Principal Accounting Officer (Principal Financial and Accounting Officer)

/S/ PETER TROPOLI	November 16, 2018
Peter Tropoli, Director

/S/ HARRIS J. PAPPAS	November 16, 2018
Harris J. Pappas, Director

/S/ GERALD W. BODZY	November 16, 2018
Gerald W. Bodzy, Director

/S/ JUDITH B. CRAVEN	November 16, 2018
Judith B. Craven, Director

/S/ JILL GRIFFIN	November 16, 2018
Jill Griffin, Director

/S/ FRANK MARKANTONIS	November 16, 2018
Frank Markantonis, Director

/S/ JOE C. MCKINNEY	November 16, 2018
Joe C. McKinney, Director