Form 10-K/A
period 2018-08-29
LUBYS INC
filed 2018-11-30
CIK 16099

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
 ____________________________________
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

DOCUMENTS INCORPORATED BY REFERENCE

 Portions of the following document are incorporated by reference into the designated parts of this Form 10-K:
 Definitive Proxy Statement relating to 2019 annual meeting of shareholders (in Part III)

EXPLANATORY NOTE

This Amendment No. 1 is being filed solely for the purpose of including the tenure of the independent registered public accounting firm in their report, which was inadvertently omitted from the initial filing, on page 50 and to insert additional subject headings, which were inadvertently omitted from the initial filing, on pages 50 and 51.

Except as expressly set forth above, this 10-K/A does not, and does not purport to, amend, update, or restate the information in any other item of the initial filing. Nothing within this 10-K/A has restated or altered the financial statements contained in the initial filing in any manner.

For convenience, the entire Annual Report on Form 10-K, as amended, is being re-filed.

With this Amendment No. 1, the principal executive officer and principal financial officer of the Company have reissued their certifications required by Sections 302 and 906 of the Sarbanes-Oxley Act.

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

Item  8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
Luby’s, Inc.

Opinion on the financial statements
We have audited the accompanying consolidated balance sheets of Luby’s, Inc. (a Delaware corporation) and subsidiaries (the "Company") as of August 29, 2018 and August 30, 2017, the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended August 29, 2018, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of August 29, 2018 and August 30, 2017, and the results of its operations and its cash flows for each of the three years in the period ended August 29, 2018, in conformity with accounting principles generally accepted in the United States of America.

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
/s/ GRANT THORNTON LLP

We have served as the Company's auditor since 2007.

Houston, Texas
November 16, 2018

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
Luby’s, Inc.

Opinion on internal control over financial reporting
We have audited the internal control over financial reporting of Luby’s, Inc. (a Delaware corporation) and subsidiaries (the "Company") as of August 29, 2018, based on criteria established in the 2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of August 29, 2018, based on criteria established in the 2013 Internal Control-Integrated Framework issued by COSO.

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

November 30, 2018		LUBY’S, INC.
Date		(Registrant)

	By:	/s/ CHRISTOPHER J. PAPPAS
Christopher J. Pappas
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature and Title	Date

/S/ GASPER MIR, III	November 30, 2018
Gasper Mir, III, Director and Chairman of the Board

/S/ CHRISTOPHER J. PAPPAS	November 30, 2018
Christopher J. Pappas, Director, President and Chief Executive Officer (Principal Executive Officer)

/S/ K. SCOTT GRAY	November 30, 2018
K. Scott Gray, Senior Vice President and Chief Financial Officer, and Principal Accounting Officer (Principal Financial and Accounting Officer)

/S/ PETER TROPOLI	November 30, 2018
Peter Tropoli, Director

/S/ HARRIS J. PAPPAS	November 30, 2018
Harris J. Pappas, Director

/S/ GERALD W. BODZY	November 30, 2018
Gerald W. Bodzy, Director

/S/ JUDITH B. CRAVEN	November 30, 2018
Judith B. Craven, Director

/S/ JILL GRIFFIN	November 30, 2018
Jill Griffin, Director

/S/ FRANK MARKANTONIS	November 30, 2018
Frank Markantonis, Director

/S/ JOE C. MCKINNEY	November 30, 2018
Joe C. McKinney, Director