Form 10-Q
period 2018-12-19
LUBYS INC
filed 2019-01-28
CIK 16099

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
__________________________
FORM 10-Q
__________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 19, 2018
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

As of January 23, 2019, there were 29,762,888 shares of the registrant’s common stock outstanding.

Luby’s, Inc.
Form 10-Q
Quarter ended December 19, 2018

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

Part I—FINANCIAL INFORMATION

Item 1. Financial Statements

Luby’s, Inc.
Consolidated Balance Sheets
(In thousands, except share data)

	December 19, 2018	August 29, 2018
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$8,665	$3,722
Restricted cash and cash equivalents	11,103	—
Trade accounts and other receivables, net	8,054	8,787
Food and supply inventories	4,144	4,022
Prepaid expenses	1,580	3,219
Total current assets	33,546	19,750
Property held for sale	19,469	19,469
Assets related to discontinued operations	1,813	1,813
Property and equipment, net	133,587	138,287
Intangible assets, net	17,660	18,179
Goodwill	555	555
Other assets	2,261	1,936
Total assets	$208,891	$199,989
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$8,274	$10,457
Liabilities related to discontinued operations	21	14
Current portion of credit facility debt	10,000	39,338
Accrued expenses and other liabilities	30,732	31,755
Total current liabilities	49,027	81,564
Credit facility debt, less current portion	46,097	—
Liabilities related to discontinued operations	16	16
Other liabilities	5,694	5,781
Total liabilities	100,834	87,361
Commitments and Contingencies
SHAREHOLDERS’ EQUITY
Common stock, $0.32 par value; 100,000,000 shares authorized; shares issued were 30,164,360 and 30,003,642; and shares outstanding were 29,664,360 and 29,503,642, at December 19, 2018 and August 29, 2018, respectively	9,653	9,602
Paid-in capital	34,260	33,872
Retained earnings	68,919	73,929
Less cost of treasury stock, 500,000 shares	(4,775)	(4,775)
Total shareholders’ equity	108,057	112,628
Total liabilities and shareholders’ equity	$208,891	$199,989

The accompanying notes are an integral part of these Consolidated Financial Statements.

Luby’s, Inc.
Consolidated Statements of Operations (unaudited)
(In thousands, except per share data)

	Quarter Ended
	December 19, 2018	December 20, 2017
	(16 weeks)	(16 weeks)
SALES:
Restaurant sales	$91,099	$104,583
Culinary contract services	9,496	6,884
Franchise revenue	2,224	1,887
Vending revenue	99	143
TOTAL SALES	102,918	113,497
COSTS AND EXPENSES:
Cost of food	25,083	29,754
Payroll and related costs	34,513	38,126
Other operating expenses	16,502	19,499
Occupancy costs	5,875	6,261
Opening costs	33	75
Cost of culinary contract services	8,815	6,332
Cost of franchise operations	273	488
Depreciation and amortization	4,903	5,353
Selling, general and administrative expenses	11,224	11,525
Provision for asset impairments and restaurant closings	1,227	845
Net loss on disposition of property and equipment	149	222
Total costs and expenses	108,597	118,480
LOSS FROM OPERATIONS	(5,679)	(4,983)
Interest income	—	6
Interest expense	(1,713)	(649)
Other income, net	30	115
Loss before income taxes and discontinued operations	(7,362)	(5,511)
Provision (benefit) for income taxes	121	(9)
Loss from continuing operations	(7,483)	(5,502)
Loss from discontinued operations, net of income taxes	(6)	(35)
NET LOSS	$(7,489)	$(5,537)
Loss per share from continuing operations:
Basic	$(0.25)	$(0.19)
Assuming dilution	$(0.25)	$(0.19)
Loss per share from discontinued operations:
Basic	$(0.00)	$(0.00)
Assuming dilution	$(0.00)	$(0.00)
Net loss per share:
Basic	$(0.25)	$(0.19)
Assuming dilution	$(0.25)	$(0.19)
Weighted average shares outstanding:
Basic	30,059	29,691
Assuming dilution	30,059	29,691

 The accompanying notes are an integral part of these Consolidated Financial Statements.

Luby’s, Inc.
Consolidated Statement of Shareholders’ Equity (unaudited)
(In thousands)

	Common Stock						Total
	Issued		Treasury		Paid-In	Retained	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Earnings	Equity
Balance at August 30, 2017	29,624	9,480	(500)	(4,775)	31,850	107,497	144,052
Net loss	—	—	—	—	—	(5,537)	(5,537)
Share-based compensation expense	30	10	—	—	857	—	867
Common stock issued under employee benefit plans	163	52	—	—	(52)	—	—
Balance at December 20, 2017	29,817	9,542	(500)	(4,775)	32,655	101,960	139,382

	Common Stock						Total
	Issued		Treasury		Paid-In	Retained	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Earnings	Equity
Balance at August 29, 2018	30,003	$9,602	(500)	$(4,775)	$33,872	$73,929	$112,628
Net loss	—	—	—	—	—	(7,489)	(7,489)
Cumulative effect of accounting changes from the adoption of ASC Topic 606	—	—	—	—	—	2,479	2,479
Share-based compensation expense	42	13	—	—	426	—	439
Common stock issued under employee benefit plans	81	26	—	—	(26)	—	—
Common stock issued under nonemployee benefit plans	38	12	—	—	(12)	—	—
Balance at December 19, 2018	30,164	$9,653	(500)	$(4,775)	$34,260	$68,919	$108,057

The accompanying notes are an integral part of these Consolidated Financial Statements.

Luby’s, Inc.
Consolidated Statements of Cash Flows (unaudited)
(In thousands)

	Quarter Ended
	December 19, 2018	December 20, 2017
	(16 weeks)	(16 weeks)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(7,489)	$(5,537)
Adjustments to reconcile net loss to net cash provided by operating activities:
Provision for asset impairments and net losses (gains) on property sales	1,376	1,067
Depreciation and amortization	4,903	5,353
Amortization of debt issuance cost	449	40
Share-based compensation expense	439	867
Deferred tax provision	—	(57)
Cash provided by (used in) operating activities before changes in operating assets and liabilities	(322)	1,733
Changes in operating assets and liabilities:
Decrease (increase) in trade accounts and other receivables	733	(307)
Increase in food and supply inventories	(123)	(290)
Decrease in prepaid expenses and other assets	1,881	441
Increase (decrease) in accounts payable, accrued expenses and other liabilities	(912)	1,905
Net cash provided by operating activities	1,257	3,482
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from disposal of assets and property held for sale	171	185
Insurance proceeds	—	344
Purchases of property and equipment	(1,119)	(4,325)
Net cash used in investing activities	(948)	(3,796)
CASH FLOWS FROM FINANCING ACTIVITIES:
Revolver borrowings	18,506	22,900
Revolver repayments	(38,500)	(22,800)
Proceeds from term loan	58,400	—
Term loan repayments	(19,506)	—
Debt issuance costs	(3,155)	—
Taxes paid on equity withheld	(8)	(70)
Net cash provided by financing activities	15,737	30
Net increase (decrease) in cash and cash equivalents and restricted cash	16,046	(284)
Cash and cash equivalents and restricted cash at beginning of period	3,722	1,096
Cash and cash equivalents and restricted cash at end of period	$19,768	$812
Cash paid for:
Income taxes	$29	$—
Interest	1,637	515

The accompanying notes are an integral part of these Consolidated Financial Statements.

Luby’s, Inc.
Notes to Consolidated Financial Statements (unaudited)

Note 1. Basis of Presentation

The accompanying unaudited Consolidated Financial Statements of Luby’s, Inc. (the “Company”, "we", "our", "us", or “Luby’s”) have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements that are prepared for the Company’s Annual Report on Form 10-K. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the quarter ended December 19, 2018 are not necessarily indicative of the results that may be expected for the fiscal year ending August 28, 2019.

The Consolidated Balance Sheet dated August 29, 2018, included in this Quarterly Report on Form 10-Q (this “Form 10-Q”), has been derived from the audited Consolidated Financial Statements as of that date. However, this Form 10-Q does not include all of the information and footnotes required by GAAP for audited, year-end financial statements. Therefore, these financial statements should be read in conjunction with the audited Consolidated Financial Statements and footnotes included in the Company’s Annual Report on Form 10-K for the fiscal year ended August 29, 2018.

Correction of Immaterial Errors in Previously Issued Financial Statements
In the third quarter of fiscal 2018, we identified an accounting error in Trade accounts and other receivables, net, that overstated Culinary Contract Services (CCS) segment revenues by approximately $1.0 million, in the aggregate, through the second fiscal quarter of 2018. Of the approximate $1.0 million aggregate error, approximately $0.1 million related to fiscal 2017 and approximately $0.5 million and $0.4 million related to the first and second quarters of fiscal 2018, respectively.
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
Recently Adopted Accounting Pronouncements
We transitioned to the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 606, Revenue from Contracts with Customers (“ASC 606”) from ASC Topic 605, Revenue Recognition and ASC Topic 953-605, Franchisors - Revenue Recognition (together, the “Previous Standards”) on August 30, 2018. Our transition to ASC 606 represents a change in accounting principle. ASC 606 eliminates industry-specific guidance and provides a single model for recognizing revenue from contracts with customers. The core principle of ASC 606 is that a reporting entity should recognize revenue to depict the transfer of promised goods and services to customers in an amount that reflects the consideration to which the reporting entity expects to be entitled for the exchange of those goods or services.

We adopted ASC 606 using the modified retrospective method applied to contracts that were not completed at August 29, 2018. Due to the short term nature of a significant portion of our contracts with customers, we have elected to apply the practical expedients under ASC 606 to:  (1) not adjust the consideration for the effects of a significant financing component, (2) recognize incremental costs of obtaining a contract as expense when incurred and (3) not disclose the value of our unsatisfied performance obligations for contracts with an original expected duration of one year or less.

The adoption of ASC 606 did not have an impact on the recognition of revenues from our primary source of revenue from our Company owned restaurants (except for recognition of breakage and discounts on gift cards, as discussed below), revenues from our culinary contract services, vending revenue or ongoing franchise royalty fees, which are based on a percentage of franchisee sales. The adoption did impact the recognition of initial franchise fees and area development fees and gift card breakage.
The adoption of ASC 606 requires us to recognize initial and renewal franchise and development fees on a straight-line basis over the term of the franchise agreement, which is usually 20 years. Historically, we have recognized revenue from initial franchise and development fees upon the opening of a franchised restaurant when we have completed all our material obligations and initial services.
Additionally, ASC 606 requires gift card breakage to be recognized as revenue in proportion to the pattern of gift card redemptions exercised by our customers. Historically, we recorded breakage income within other (expense) income (and not within revenue) when it was deemed remote that the unused gift card balance will be redeemed.
Upon adoption of ASC 606 we changed our reporting of marketing and advertising fund (“MAF”) contributions from franchisees and the related marketing and advertising expenditures. Under the Previous Standards, we did not reflect MAF contributions from franchisees and MAF expenditures in our statements of operations. Although the gross amounts of our revenues and expenses are impacted by the recognition of franchisee MAF fund contributions and related expenditures of MAF funds we manage, increases to gross revenues and expenses did not result in a material net impact to our statement of operations.
Our consolidated financial statements reflect the application of ASC 606 beginning in fiscal year 2019, while our consolidated financial statements for prior periods were prepared under the guidance of the Previous Standards. The $2.5 million cumulative effect of our adoption of ASC 606 is reflected as an increase to August 30, 2018 Shareholders’ equity with a corresponding decrease to accrued expenses and other liabilities and was comprised of (1) a reduction to accrued expense and other liabilities of $3.1 million to adjust the unused gift card liability balance as if the gift card breakage guidance had been applied prior to August 30, 2018 and (2) an increase to accrued expense and other liabilities of $0.6 million to adjust the unearned franchise fees for the fees received through the end of FY 2018 that would have been deferred and recognized over the term of the franchise agreement if the new guidance had been applied prior to August 30, 2018.

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230) Classification of Certain Cash Receipts and Cash Payments. This update provides clarification regarding how certain cash receipts and disbursements are presented and classified in the statement of cash flows. The update addresses eight specific cash flow issues with the objective of reducing the existing diversity in practice. We adopted ASU 2016-15 on August 30, 2018 using the retrospective method of adoption. The adoption of this standard did not have a material impact on our consolidated financial statements.
In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230), Restricted Cash. This update addresses the diversity in practice on how to classify and present changes in restricted cash or restricted cash equivalents in the statement of cash flows. The update requires that a statement of cash flows explain the change during the period in restricted cash or restricted cash equivalents in addition to changes in cash and cash equivalents. Entities are also required to disclose information about the nature of the restrictions and amounts described as restricted cash and restricted cash equivalents. Also, when cash, cash equivalents, restricted cash and restricted cash equivalents are presented in more than one line on the balance sheet, an entity must reconcile these amounts to the total shown on the statement of cash flows. We adopted ASU 2016-18 effective August 30, 2018 using the retrospective method of adoption. Our adoption of ASU 2016-18 represents a change in accounting principle. Our consolidated statement of cash flow for the quarter ended December 20, 2017 has been revised to reflect the application of ASU 2016-18. See Note 16 for the reconciliation and disclosures regarding the restrictions required by this update. The adoption of this standard did not have a material impact on our consolidated financial statements.
New Accounting Pronouncements - "to be Adopted"

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). In January, July and December 2018, the FASB issued ASU 2018-01, 2018-10, 2018-11 and 2018-20, which were targeted improvements to ASU 2016-02 (collectively, with ASU 2016-02, “ASC 842”) and provided entities with an additional (and optional) transition method to adopt the new lease standard. ASC 842 requires a lessee to recognize a liability to make lease payments and a corresponding right-of-use asset on the balance sheet, as well as provide additional disclosures about the amount, timing and uncertainty of cash flows arising from leases. ASC 842 is effective for annual and interim periods beginning after December 15, 2018, which will require us to adopt the new standard in the first quarter of fiscal 2020. ASC 842 may be adopted using the modified retrospective method, which requires application to all comparative periods presented (the “comparative method”) or alternatively, as of the effective date of initial application without restating comparative period financial statements (the “effective date method”). The new standard also provides several practical expedients and policies that companies may elect under either transition method. Based on a preliminary assessment, we expect that most of our operating lease commitments will be subject to the new standard and recognized as operating lease liabilities and right-of-use assets upon adoption, resulting in a significant increase in the assets and liabilities on our consolidated balance sheet. We are continuing our assessment of the impact of adoption, which may identify additional impacts to our consolidated financial statements. We have not yet determined the method we will use to adopt ASC 842.

Subsequent Events
Subsequent to December 19, 2018, the Company completed the sale of an additional property with a sale price of approximately $11.8 million. The property that was sold was included in the previously announced asset sales program. The sale included a lease back period of three years and an average annual lease payment of approximately $450 thousand. The Company expects to record a net gain on the sale of approximately $8.5 million of which $7.3 million will be recognized in the second quarter fiscal 2019 and the remainder will be recognized over the lease back period. Net proceeds from the sale were used in accordance with the 2018 Credit Agreement, to reduce the balance on its outstanding 2018 Term Loan (as defined below) and for general business purposes. As of January 28, 2019, the Company's outstanding loans under the 2018 Credit Agreement amounted to approximately $50.9 million.
We evaluate events subsequent to December 19, 2018 through the date the financial statements are issued to determine if the nature and significance of the events warrant inclusion in our consolidated financial statements.
Note 2. Revenue Recognition

Restaurant Sales
Restaurant sales consist of sales of food and beverage products to restaurant guests at our Luby’s Cafeteria, Fuddruckers and Cheeseburger in Paradise restaurants. Revenue from restaurant sales is recognized at the point of sale and is presented net of discounts, coupons, employee meals and complimentary meals. Sales taxes that we collect and remit to the appropriate taxing authority related to these sales are excluded from revenue.
We sell gift cards to our customers in our venues and through certain third-party distributors. These gift cards do not expire and do not incur a service fee on unused balances. Sales of gift cards to our restaurant customers are initially recorded as a contract liability, included in accrued expenses and other liabilities, at their expected redemption value. When gift cards are redeemed, we recognize revenue and reduce the contract liability. Discounts on gift cards sold by third parties are recorded as a reduction to accrued expenses and other liabilities and are recognized, as a reduction to revenue, over a period that approximates redemption patterns. The portion of gift cards sold to customers that is never redeemed is commonly referred to as gift card breakage. Under ASC 606 we recognize gift card breakage revenue in proportion to the pattern of gift card redemptions exercised by our customers, using an estimated breakage rate based on our historical experience. Under the Previous Standards, we recognized gift card breakage income within other (expense) income (and not within revenue) when it was deemed remote that the unused gift card balance would be redeemed.
Culinary contract services revenue
Our Culinary Contract Services segment provides food, beverage and catering services to our clients at their locations. Depending on the type of client and service, we are either paid directly by our client and/or directly by the customer to whom we have been provided access by our client.
We typically use one of the following types of client contracts:
Fee-Based Contracts. Revenue from fee-based contracts is based on our costs incurred and invoiced to the client along with the agreed management fee, which may be calculated as a fixed dollar amount or a percentage of sales or other variable measure. Some fee-based contracts entitle us to receive incentive fees based upon our performance under the contract, as measured by factors such as sales, operating costs and client satisfaction surveys. This potential incentive revenue is allocated entirely to the management services performance obligation. We recognize revenue from our management fee and payroll cost reimbursement over time as the services are performed. We recognize revenue from our food and 3rd party purchases reimbursement at the point in time when the vendor delivers the goods or performs the services.
Profit and Loss Contracts. Revenue from profit and loss contracts consist primarily of sales made to consumers, typically with little or no subsidy charged to clients. Revenue is recognized at the point of sale to the consumer. Sales taxes that we collect and remit to the appropriate taxing authority related to these sales are excluded from revenue.
As part of client contracts, we sometimes make payments to clients, such as concession rentals, vending commissions and profit share. These payments are accounted for as operating costs when incurred.
Revenue from the sale of frozen foods includes royalty fees based on a percentage of frozen food sales and is recognized at the point in time when product is delivered by our contracted manufacturers to the retail outlet.
Franchise revenues
Franchise revenues consist primarily of royalties, marketing and advertising fund (“MAF”) contributions, initial and renewal franchise fees, and upfront fees from area development agreements related to our Fuddruckers restaurant brand. Our performance obligations under franchise agreements consist of: (1) a franchise license, including a license to use our brand and MAF management, (2) pre-opening services, such as training and inspections and (3) ongoing services, such as development of training materials and menu items as well as restaurant monitoring and inspections. These performance obligations are highly interrelated, so we do not consider them to be individually distinct. We account for them under ASC 606 as a single performance obligation, which is satisfied over time by providing a right to use our intellectual property over the term of each franchise agreement.
Royalties, including franchisee MAF contributions, are calculated as a percentage of franchise restaurant sales. MAF contributions paid by franchisees are used for the creation and development of brand advertising, marketing and public relations, merchandising research and related programs, activities and materials. The initial franchisee fee is payable upon execution of the franchise agreement and the renewal fee is due and payable at the expiration of the initial term of the franchise agreement. Our franchise agreement royalties, including advertising fund contributions, represent sales-based royalties that are related entirely to our performance obligation under the franchise agreement and are recognized as franchise sales occur.
Initial and renewal franchise fees and area development fees are recognized as revenue over the term of the respective agreement. Area development fees are not distinct from franchise fees, so upfront fees paid by franchisees for exclusive development rights are deferred and apportioned to each franchise restaurant opened by the franchisee. The pro-rata amount apportioned to each restaurant is accounted for as an initial franchise fee.
Under the Previous Standards, initial franchise fees and area development fees were recognized as revenue when the related restaurant commenced operations and we completed all material pre-opening services and conditions. Renewal franchise fees were recognized as revenue upon execution of a new franchise agreement. MAF contributions from franchisees and the related MAF expenditures we accounted for on a net basis in our Consolidated Balance Sheets.
Revenue from vending machine sales is recorded at the point in time when the sale occurs.
Contract Liabilities
Contract liabilities consist of (1) deferred revenue resulting from initial and renewal franchise fees and upfront area development fees paid by franchisees, which are generally recognized on a straight-line basis over the term of the underlying agreement, (2) liability for unused gift cards and (3) unamortized discount on gift cards sold to 3rd party retailers. These contract liabilities are included in accrued expenses and other liabilities in our consolidated balance sheets. The following table reflects the change in contract liabilities between the date of adoption (August 30, 2018) and December 19, 2018 (in thousands):

	Gift Cards, net of discounts	Franchise Fees
	(In thousands)
Balance at August 30, 2018	$2,707	$1,891
Revenue recognized that was included in the contract liability balance at the beginning of the year	(635)	(464)
Increase, net of amounts recognized as revenue during the period	2,022	35
Balance at December 19, 2018	$4,094	$1,462
The following table illustrated the estimated revenues expected to be recognized in the future related to our deferred franchise fees that are unsatisfied (or partially unsatisfied) as of December 19, 2018 (in thousands):

Franchise Fees
(In thousands)
Remainder of fiscal 2019	$29
Fiscal 2020	41
Fiscal 2021	41
Fiscal 2022	41
Fiscal 2023	41
Thereafter	424
Total operating franchise restaurants	$617
Franchise restaurants not yet opened(1)	845
Total	$1,462
(1) Amortization of the deferred franchise fees will begin when the restaurant commences operations and revenue will be recognized straight-line over the franchise term (which is typically 20 years). If the franchise agreement is terminated, the deferred franchise fee will be recognized in full in the period of termination.
Disaggregation of Total Revenues
For the quarter ended December 19, 2018, total sales of $102.9 million was comprised of revenue from performance obligations satisfied over time of $7.1 million and revenue from performance obligations satisfied at a point in time of $95.8 million. See Note 4. Reportable Segments for disaggregation of revenue by reportable segment.
With the exception of the cumulative effect adjustment described in Note 1, the adoption of ASC 606 did not have a material effect on our consolidated financial statements for the quarter ended December 19, 2018.

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

Note 4. Reportable Segments

The Company has three reportable segments: Company-owned restaurants, Culinary Contract Services (“CCS”), and Franchise Operations.

Company-owned restaurants

Company-owned restaurants consists of several brands which are aggregated into one reportable segment because the nature of the products and services, the production processes, the customers, the methods used to distribute the products and services, the nature of the regulatory environment, and store level profit margins are similar. The chief operating decision maker analyzes Company-owned restaurants at store level profit which is revenue less cost of food, payroll and related costs, other operating expenses, and occupancy costs. The primary brands are Luby’s Cafeterias, Fuddruckers - World’s Greatest Hamburgers® and Cheeseburger in Paradise. All company-owned restaurants are casual dining restaurants. Each restaurant is an operating segment because operating results and cash flow can be determined for each restaurant.

The total number of Company-owned restaurants was 140 at December 19, 2018 and 146 at August 29, 2018.

Culinary Contract Services

CCS, branded as Luby’s Culinary Contract Services, consists of a business line servicing healthcare, sport stadiums, corporate dining clients, and sales through retail grocery stores. The healthcare accounts are full service and typically include in-room delivery, catering, vending, coffee service, and retail dining. CCS has contracts with long-term acute care hospitals, acute care medical centers, ambulatory surgical centers, retail grocery stores, behavioral hospitals, sports stadiums, a senior care facility, government, and business and industry clients. CCS has the unique ability to deliver quality services that include facility design and procurement as well as nutrition and branded food services to our clients. The cost of Culinary Contract Services on the Consolidated Statements of Operations includes all food, payroll and related costs, other operating expenses, and other direct general and administrative expenses related to CCS sales. The total number of CCS locations was 30 at December 19, 2018 and 28 at August 29, 2018.

CCS began selling Luby's Famous Fried Fish and Macaroni & Cheese in February 2017 and December 2016, respectively, in the freezer section of H-E-B stores, a Texas-born retailer. H-E-B stores now stock the family-sized versions of Luby's Classic Macaroni and Cheese and Luby's Jalapeño Macaroni and Cheese varieties as well as Luby's Fried Fish.

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

The number of franchised restaurants was 103 at December 19, 2018 and 105 at August 29, 2018.

Licensee

In November 1997, a prior owner of the Fuddruckers – World’s Greatest Hamburgers® brand granted to a licensee the exclusive right to use the Fuddruckers proprietary marks, trade dress and system to develop Fuddruckers restaurants in a territory consisting of certain countries in Africa, the Middle East and parts of Asia. As of January 2019, this licensee operated 33 restaurants that are licensed to use the Fuddruckers Proprietary Marks in Saudi Arabia, Egypt, United Arab Emirates, Qatar, Jordan, and Bahrain. The Company does not receive revenue or royalties from these restaurants.

Segment Table

The table on the following page shows segment financial information. The table also lists total assets for each reportable segment. Corporate assets include cash and cash equivalents, restricted cash, property and equipment, assets related to discontinued operations, property held for sale, deferred tax assets, and prepaid expenses.

	Quarter Ended
	December 19, 2018	December 20, 2017
	(16 weeks)	(16 weeks)
	(In thousands)
Sales:
Company-owned restaurants (1)	$91,198	$104,726
Culinary contract services	9,496	6,884
Franchise operations	2,224	1,887
Total	$102,918	$113,497
Segment level profit:
Company-owned restaurants	$9,225	$11,086
Culinary contract services	681	552
Franchise operations	1,951	1,399
Total	$11,857	$13,037
Depreciation and amortization:
Company-owned restaurants	$4,389	$4,451
Culinary contract services	22	19
Franchise operations	236	237
Corporate	256	646
Total	$4,903	$5,353
Capital expenditures:
Company-owned restaurants	$1,065	$3,424
Culinary contract services	54	107
Corporate	—	794
Total	$1,119	$4,325

Loss before income taxes and discontinued operations
Segment level profit	$11,857	$13,037
Opening costs	(33)	(75)
Depreciation and amortization	(4,903)	(5,353)
Selling, general and administrative expenses	(11,224)	(11,525)
Provision for asset impairments and restaurant closings	(1,227)	(845)
Net loss on disposition of property and equipment	(149)	(222)
Interest income	—	6
Interest expense	(1,713)	(649)
Other income, net	30	115
Loss before income taxes and discontinued operations	$(7,362)	$(5,511)

	December 19, 2018	August 29, 2018
Total assets:
Company-owned restaurants(2)	$156,314	$151,511
Culinary contract services	4,100	4,569
Franchise operations(3)	10,993	10,982
Corporate	37,484	32,927
Total	$208,891	$199,989

(1)
Includes vending revenue of approximately $99 thousand and $143 thousand for the quarter ended December 19, 2018 and December 20, 2017, respectively, and amortization of discounts on gift cards sold partially offset by gift card breakage of approximately $(144) thousand in the quarter ended December 19, 2018.

(2)	Company-owned restaurants segment includes $8.1 million of Fuddruckers trade name, Cheeseburger in Paradise liquor licenses, and Jimmy Buffett intangibles.

(3)	Franchise operations segment includes approximately $9.7 million in royalty intangibles.

Note 5. Derivative Financial Instruments

The Company enters into derivative instruments, from time to time, to manage its exposure to changes in interest rates on a percentage of its long-term variable rate debt. On December 14, 2016, the Company entered into an interest rate swap, pay fixed - receive floating, with a constant notional amount of $17.5 million. The fixed swap rate we paid was 1.965% and the variable rate we received was one-month LIBOR. The term of the interest rate swap was 5 years. The Company does not apply hedge accounting treatment to this derivative, therefore, changes in fair value of the instrument were recognized in Other income (expense), net. The changes in the interest rate swap fair value resulted in an expense of approximately $0.1 million during the quarter ended December 19, 2018 and a credit to expense of approximately $0.2 million in the quarter ended December 20, 2017. The Company terminated its interest rate swap in the quarter ended December 19, 2018 and received approximately $0.3 million in cash proceeds.

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

The fair values of the Company's cash and cash equivalents, restricted cash and cash equivalents, trade receivables and other receivables, net, and accounts payable approximate their carrying value due to their short duration. The carrying value of the Company's total credit facility debt, net of unamortized discounts and debt issue costs, at December 19, 2018 and August 29, 2018 was approximately $56.1 million and $39.3 million, respectively, which approximates fair value because the applicable interest rate is adjusted frequently based on short-term market rates (Level 2).

 Recurring fair value measurements related to assets are presented below:

Fair Value Measurement Using
	December 19, 2018	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Valuation Method
Recurring Fair Value - Assets		(In thousands)
Continuing Operations:
Derivative - Interest Rate Swap(1)	$—	$—	$—	$—
(1) The Company terminated its interest rate swap in the first quarter of fiscal 2019 and received cash proceeds of approximately $0.3 million which is recorded in Other income.

Recurring fair value measurements related to liabilities are presented below:

Fair Value Measurement Using
	December 19, 2018	Quoted Prices in Active Markets for Identical Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Valuation Method
Recurring Fair Value - Liabilities		(In thousands)
Continuing Operations:
TSR Performance Based Incentive Plan(1)	$—	$—	$—	$—	Monte Carlo Simulation
(1) The fair value of the Company's 2017 Performance Based Incentive Plan liabilities was approximately zero. See Note 13 to the Company's consolidated financial statements in this Form 10-Q for further discussion of Performance Based Incentive Plan.

		Fair Value Measurement Using
	December 20, 2017	Quoted Prices in Active Markets for Identical Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Valuation Method
Recurring Fair Value - Liabilities		(In thousands)
Continuing Operations:
TSR Performance Based Incentive Plan(1)	$452	$—	$452	$—	Monte Carlo Simulation
Derivative - Interest Rate Swap(2)	93	—	93	—	Discounted Cash Flow
Total liabilities at Fair Value	$545	$—	$545	$—
(1) The fair value of the Company's 2016 and 2017 Performance Based Incentive Plan liabilities were approximately $0.4 million and $0.1 million, respectively, and is recorded in Other liabilities on the Company's Consolidated Balance Sheet. See Note 13 to the Company's consolidated financial statements in this Form 10-Q for further discussion of Performance Based Incentive Plan.
(2) The fair value of the interest rate swap is recorded in Other liabilities on the Company's Consolidated Balance Sheet.

Non-recurring fair value measurements related to impaired property held for sale and property and equipment consisted of the following:

		Fair Value Measurement Using
	December 19, 2018	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Impairments(3)
Nonrecurring Fair Value Measurements		(In thousands)
Continuing Operations
Property held for sale(1)	$8,374	$—	$—	$8,374	$(76)
Property and equipment related to company-owned restaurants(2)	—	—	—	—	(1,145)
Total Nonrecurring Fair Value Measurements	$8,374	$—	$—	$8,374	$(1,221)
(1) In accordance with Subtopic 360-10, long-lived assets held for sale with a carrying value of approximately $8.5 million were written down to their fair value, less cost to sell, of approximately $8.4 million, resulting in an impairment charge of approximately $0.1 million.
(2) In accordance with Subtopic 360-10, long-lived assets held and used with a carrying amount of approximately $1.1 million were written down to their fair value of approximately zero, resulting in an impairment charge of approximately $1.1 million.
(3) Total impairments for continuing operations are included in Provision for asset impairments and restaurant closings in the Company's Consolidated Statement of Operations for the quarter ended December 19, 2018.

		Fair Value Measurement Using
	December 20, 2017	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Impairments(3)
Nonrecurring Fair Value Measurements		(In thousands)
Continuing Operations
Property held for sale(1)	$1,626	$—	$—	$1,626	$(153)
Property and equipment related to company-owned restaurants (2)	236	—	—	236	(547)
Total Nonrecurring Fair Value Measurements	$1,862	$—	$—	$1,862	$(700)
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
(3) Total impairments are included in Provision for asset impairments and restaurant closings in the Company's Consolidated Statement of Operations in the quarter ended December 20, 2017.

Note 7. Income Taxes

The effects of the U.S. tax reform legislation that is commonly referred to as the Tax Cuts and Jobs Act (the “Tax Act”) on the Company's income tax accounts were reflected in the fiscal 2018 financial statements as determined based on available information, subject to interpretation in accordance with the SEC's Staff Accounting Bulletin No. 118 ("SAB 118"). SAB 118 provides guidance on accounting for the effects of the Tax Act where such determinations are incomplete; however, the Company has completed its determination of the effects of the Tax Act on its income tax accounts.

No cash payments of estimated federal income taxes were made during the quarters ended December 19, 2018 and December 20, 2017, respectively. Deferred tax assets and liabilities are recorded based on differences between the financial reporting basis and the tax basis of assets and liabilities using currently enacted rates and laws that will be in effect when the differences are expected to reverse.

Deferred tax assets are recognized to the extent future taxable income is expected to be sufficient to utilize those assets prior to their expiration. If current available evidence and information raises doubt regarding the realization of the deferred tax assets, on a more likely than not basis, a valuation allowance is necessary. In evaluating our ability to realize the Company's deferred tax assets, the Company considered available positive and negative evidence, scheduled reversals of deferred tax liabilities, tax-planning strategies, and results of recent operations. As of December 19, 2018, management determined that for the quarter ended December 19, 2018 a full valuation allowance on the Company's net deferred tax assets was necessary.

The effective tax rate ("ETR") for continuing operations was a negative 1.6% for the quarter ended December 19, 2018 and a positive 0.2% for the quarter ended December 20, 2017. The ETR for the quarter ended December 19, 2018 differs from the federal statutory rate of 21% due to management's valuation allowance conclusions, anticipated federal jobs credits, state income taxes, and other discrete items.

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

Note 8. Property and Equipment, Intangible Assets and Goodwill

The costs, net of impairment, and accumulated depreciation of property and equipment at December 19, 2018 and August 29, 2018, together with the related estimated useful lives used in computing depreciation and amortization, were as follows:

	December 19, 2018	August 29, 2018	Estimated Useful Lives (years)
	(In thousands)
Land	$46,817	$46,817		—
Restaurant equipment and furnishings	69,427	69,678	3	to	15
Buildings	131,399	131,557	20	to	33
Leasehold and leasehold improvements	24,769	27,172	Lesser of lease term or estimated useful life
Office furniture and equipment	3,452	3,596	3	to	10
	275,864	278,820
Less accumulated depreciation and amortization	(142,277)	(140,533)
Property and equipment, net	$133,587	$138,287
Intangible assets, net	$17,660	$18,179	15	to	21

Intangible assets, net, includes the Fuddruckers trade name and franchise agreements and are amortized. The Company believes the Fuddruckers brand name has an expected accounting life of 21 years from the date of acquisition based on the expected use of its assets and the restaurant environment in which it is being used. The trade name represents a respected brand with customer loyalty and the Company intends to cultivate and protect the use of the trade name. The franchise agreements, after considering renewal periods, have an estimated accounting life of 21 years from the date of acquisition, July 2010, and will be amortized over this period of time.

Intangible assets, net, also includes the license agreement and trade name related to Cheeseburger in Paradise and the value of the acquired licenses and permits allowing the sales of beverages with alcohol. These assets have an expected useful life of 15 years from the date of acquisition, December 2012.

The aggregate amortization expense related to intangible assets subject to amortization was approximately $0.4 million for the quarters ended December 19, 2018 and December 20, 2017, respectively. The aggregate amortization expense related to intangible assets subject to amortization is expected to be approximately $1.4 million in each of the next five successive fiscal years.

The following table presents intangible assets as of December 19, 2018 and August 29, 2018:

	December 19, 2018			August 29, 2018(1)
	(In thousands)			(In thousands)
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible Assets Subject to Amortization:

Fuddruckers trade name and franchise agreements	$29,831	$(12,218)	$17,613	$29,701	$(11,653)	$18,048

Cheeseburger in Paradise trade name and license agreements	76	(29)	47	206	(75)	131

Intangible assets, net	$29,907	$(12,247)	$17,660	$29,907	$(11,728)	$18,179
(1) The amounts as of August 29, 2018 reflect a reclassification of amounts from the Cheeseburger in Paradise trade name and license agreements to the Fuddruckers trade name and franchise agreements lines on the table, netting to approximately $88 thousand.

Goodwill, net of accumulated impairments of approximately $1.6 million, was approximately $0.6 million as of December 19, 2018 and August 29, 2018, respectively, and relates to our Company-owned restaurants reportable segment. Goodwill has been allocated and impairment is assessed at the reporting level, which is the individual restaurants within our Fuddruckers and Cheeseburger in Paradise Brands that were acquired in fiscal 2010 and fiscal 2013, respectively. The net Goodwill balance at December 19, 2018 is comprised of amounts assigned to one Cheeseburger in Paradise restaurant that is still operated by us, two Cheeseburger in Paradise restaurants that were converted to Fuddruckers restaurants, and the goodwill from the Fuddruckers acquisition in 2010. The Company performs a goodwill impairment test annually as of the end of the second fiscal quarter of each year and more frequently when negative conditions or a triggering event arises. Management prepares valuations for each of its restaurants using a discounted cash flow analysis (Level 3 inputs) to determine the fair value of each reporting unit for comparison with the reporting unit's carrying value in determining if there has been an impairment of goodwill at the reporting level.

The Company recorded no goodwill impairment charges during the quarters ended December 19, 2018 and December 20, 2017, respectively.

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

The Company recognized the following impairment charges to income from operations:

	Quarter Ended
	December 19, 2018	December 20, 2017
	(16 weeks)	(16 weeks)
	(In thousands, except per share data)
Provision for asset impairments and restaurant closings	$1,227	$845
Net loss on disposition of property and equipment	149	222

	$1,376	$1,067
Effect on EPS:
Basic	$(0.05)	$(0.04)
Assuming dilution	$(0.05)	$(0.04)

The approximate $1.2 million impairment charge for the quarter ended December 19, 2018 is primarily related to assets at six property locations, and six properties held for sale written down to their fair value.

The approximate $0.8 million impairment charge for the quarter ended December 20, 2017 is primarily related to assets at three property locations, two properties held for sale written down to their fair value, and approximately $0.1 million in net lease termination costs at four property locations.

The approximate $0.1 million net loss for the quarter ended December 19, 2018 is primarily related to routine asset retirements.

The approximate $0.2 million net loss for the quarter ended December 20, 2017 is primarily related to routine asset retirements at two property location closures and other routine asset retirements.

Discontinued Operations

As a result of the first quarter fiscal 2010 adoption of the Company’s Cash Flow Improvement and Capital Redeployment Plan, the Company reclassified 24 Luby’s Cafeterias to discontinued operations. As of December 19, 2018, one location remains held for sale.

The following table sets forth the assets and liabilities for all discontinued operations:

	December 19, 2018	August 29, 2018
	(In thousands)
Property and equipment	$1,813	$1,813
Assets related to discontinued operations—non-current	$1,813	$1,813
Accrued expenses and other liabilities	$21	$14
Liabilities related to discontinued operations—current	$21	$14
Other liabilities	$16	$16
Liabilities related to discontinued operations—non-current	$16	$16

As of December 19, 2018, under both closure plans, the Company had one property classified as discontinued operations. The asset carrying value of the owned property was approximately $1.8 million and is included in assets related to discontinued operations. The Company is actively marketing this property for sale. The asset carrying value at one other property with a ground lease, included in discontinued operations, was previously impaired to zero.

The following table sets forth the sales and pretax losses reported from discontinued operations:

	Quarter Ended
	December 19, 2018	December 20, 2017
	(16 weeks)	(16 weeks)
	(In thousands, except discontinued locations)
Sales	$—	$—

Pretax loss	$(6)	$(2)
Income tax expense from discontinued operations	—	(33)
Loss from discontinued operations, net of income taxes	$(6)	$(35)

The following table summarizes discontinued operations for the first quarters of fiscal 2019 and 2018:

	Quarter Ended
	December 19, 2018	December 20, 2017
	(16 weeks)	(16 weeks)
	(In thousands, except per share data)
Discontinued operating loss	$(6)	$(2)
Impairments	—	—
Pretax loss	(6)	(2)
Income tax expense from discontinued operations	—	(33)
Loss from discontinued operations, net of income taxes	$(6)	$(35)
Effect on EPS from discontinued operations—basic	$(0.00)	$(0.00)

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

At December 19, 2018, the Company had 15 owned properties, of which two restaurants are located on one property, with a carrying value of approximately $19.5 million in property held for sale. The pretax profit (loss) for the disposal group of locations operating for the fiscal quarters ended December 19, 2018 and December 20, 2017 was a pretax loss of approximately $0.1 million and a pretax profit of approximately $0.4 million, respectively.

At August 29, 2018, the Company had 15 owned properties with a carrying value of approximately $19.5 million in property held for sale. The pretax loss for the disposal group of locations operating in fiscal 2018 was approximately $1.2 million.

The Company is actively marketing the locations currently classified as property held for sale.

Abandoned Leased Facilities - Reserve for Store Closings

As of December 19, 2018, the Company classified 18 restaurant leased locations in Arizona, Florida, Illinois, Indiana, Maryland, New York, Oklahoma, Texas and Virginia as abandoned. Although the Company remains obligated under the terms of the leases for the rent and other costs that may be associated with the leases, the Company decided to cease operations and has no foreseeable plans to occupy the spaces as a company restaurant in the future. During the quarter ended December 19, 2018, the Company recorded an increase to the liability for lease termination expense and a charge to earnings, in provision for asset impairments and restaurant closings of approximately $0.1 million. The liability is equal to the total amount of rent and other direct costs for the remaining period of time the properties will be unoccupied plus the present value, calculated using a credit-adjusted risk free rate, of the amount by which the rent paid by the Company to the landlord exceeds any rent paid to the Company by a tenant under a sublease over the remaining period of the lease terms. Accrued lease termination expense was approximately $1.9 million and $2.0 million as of December 19, 2018 and August 29, 2018, respectively.

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

Construction Activity

From time to time, the Company enters into non-cancelable contracts for the construction of its new restaurants. This construction activity exposes the Company to the risks inherent in this industry, including but not limited to rising material prices, labor shortages, delays in getting required permits and inspections, adverse weather conditions, and injuries sustained by workers, and contract termination expenses. The Company had no non-cancelable contracts commitment as of December 19, 2018.

Cheeseburger in Paradise, Royalty Commitment

The license agreement and trade name relates to a perpetual license to use intangible assets including trademarks, service marks and publicity rights related to Cheeseburger in Paradise owned by Jimmy Buffett and affiliated entities. In return, the Company pays a royalty fee of 2.5% of gross sales, less discounts, at the Company's operating Cheeseburger in Paradise location to an entity owned or controlled by Jimmy Buffett. The trade name represents a respected brand with positive customer loyalty, and the Company intends to cultivate and protect the use of the trade name.

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

Under the terms of the Amended and Restated Master Sales Agreement, the Pappas entities may provide specialized (customized) equipment fabrication and basic equipment maintenance, including stainless steel stoves, shelving, rolling carts, and chef tables. The Company incurred $13 thousand under the Amended and Restated Master Sales Agreement for custom-fabricated and refurbished equipment in the quarter ended December 19, 2018 and incurred no costs in the quarter ended December 20, 2017. Services provided under this agreement are subject to review and approval by the Finance and Audit Committee of the Board.

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

On November 22, 2006, the Company executed a new lease agreement with respect to this shopping center. Effective upon the Company’s relocation and occupancy into the new space in July 2008, the new lease agreement provides for a primary term of approximately 12 years with two subsequent five-year options and gives the landlord an option to buy out the tenant on or after the calendar year 2015 by paying the then unamortized cost of improvements to the tenant. The Company paid rent of $22.00 per square foot plus maintenance, taxes, and insurance during the remaining primary term of the lease. Thereafter, the lease provides for increases in rent at set intervals. The Company made payments of approximately $154 thousand and approximately $110 thousand in the quarters ended December 19, 2018 and December 20, 2017, respectively. The new lease agreement was approved by the Finance and Audit Committee.

In the third quarter of fiscal 2014, on March 12, 2014, the Company executed a new lease agreement for one of the Company's Houston Fuddruckers locations with Pappas Restaurants, Inc. The lease provides for a primary term of approximately six years with two subsequent five-year options. Pursuant to the lease agreement, the Company paid $27.56 per square foot plus maintenance, taxes, and insurance from March 12, 2014 until November 30, 2016. Currently, the lease agreement provides for increases in rent at set intervals. The Company made payments of approximately $55 thousand and approximately $44 thousand in the quarters ended December 19, 2018 and December 20, 2017, respectively.

	Quarter Ended
	December 19, 2018	December 20, 2017
	(16 weeks)	(16 weeks)
	(In thousands, except percentages)
Affiliated costs incurred:
Capital expenditures	$13	$—
Other operating expenses, occupancy costs and opening costs, including property leases	209	154
Total	$222	$154
Relative total Company costs:
Selling, general and administrative expenses	$11,224	$11,525
Capital expenditures	1,119	4,325
Other operating expenses, occupancy costs and opening costs	22,410	25,835
Total	$34,753	$41,685
Affiliated costs incurred as a percentage of relative total Company costs	0.64%	0.37%

Key Management Personnel

The Company entered into a new employment agreement with Christopher Pappas on December 11, 2017. The new employment agreement contains a termination date of August 28, 2019. Mr. Pappas continues to devote his primary time and business efforts to the Company while maintaining his role at Pappas Restaurants, Inc.

Peter Tropoli, a former director of the Company and the Company’s General Counsel and Secretary, is an attorney and stepson of Frank Markantonis, who is a director of the Company.

Paulette Gerukos, Vice President of Human Resources of the Company, is the sister-in-law of Harris J. Pappas, who is a director of the Company.

Note 12. Debt

The following table summarizes credit facility debt, less current portion at December 19, 2018 and August 29, 2018:

	December 19, 2018	August 29, 2018
Long-Term Debt
2016 Credit Agreement - Revolver	$—	$20,000
2016 Credit Agreement - Term Loan	—	19,506
2018 Credit Agreement - Term Loan	60,000	—
Total credit facility debt	60,000	39,506
Less:
Unamortized debt issue costs	(2,309)	(168)
Unamortized debt discount	(1,594)	—
Total credit facility debt, less unamortized debt issuance costs	56,097	39,338
Current portion of credit facility debt	10,000	39,338
Credit facility debt, less current portion	$46,097	$—

2018 Credit Agreement
On December 13, 2018, the Company entered into a credit agreement (the “2018 Credit Agreement”) among the Company, the lenders from time to time party thereto, and MSD PCOF Partners VI, LLC (“MSD”), as Administrative Agent, pursuant to which the lenders party thereto agreed to make loans to the Company from time to time up to an aggregate principal amount of $80.0 million, consisting of a $10.0 million revolving credit facility (the “2018 Revolver”), a $10.0 million delayed draw term loan (“2018 Delayed Draw Term Loan”), and a $60.0 million term loan (the “2018 Term Loan”, and together with the 2018 Revolver and the 2018 Delayed Draw Term Loan, the “2018 Credit Facility”). The 2018 Credit Facility terminates on, and all amounts owing thereunder must be repaid on, December 13, 2023.
Borrowings under the 2018 Revolver, 2018 Delayed Draw Term Loan, and 2018 Date Term Loan will bear interest at the London InterBank Offered Rate plus 7.75% per annum. Interest is payable quarterly and accrues daily. Under the terms of the 2018 Credit Agreement, the maximum amount of interest payable, based on the aggregate principal amount of $80.0 million and interest rates in effect at December 13, 2018, in the next 12 months was required to be pre-funded at the closing date of the 2018 Credit Agreement. The pre-funded amount of approximately $8.4 million is recorded in Restricted cash and cash equivalents on the Company's Balance Sheet.
The 2018 Credit Facility is subject to the following amortization payments: 1st anniversary: $10.0 million; 2nd anniversary: $10.0 million; 3rd anniversary: $15.0 million; and 4th anniversary: $15.0 million.
The Company also pays a quarterly commitment fee based on the unused portion of the 2018 Revolver and the 2018 Delayed Draw Term Loan at 0.50% per annum. Voluntary prepayments, refinancing and asset dispositions constituting a sale of all or substantially all assets, under the 2018 Delayed Draw Term Loan and the 2018 Term Loan are subject to a make whole premium during years one and two, a 2.0% fee during year three, and a 1.0% fee during year four. Finally, the Company is obligated to pay to the lenders a one-time fee in connection with the closing of the 2018 Credit Facility.
Indebtedness under the 2018 Credit Facility is secured by a security interest in, among other things, all of the Company’s present and future personal property (other than certain excluded assets), all of the personal property of its guarantors (other than certain excluded assets) and all Mortgaged Property (as defined in the 2018 Credit Agreement) of the Company and its subsidiaries.
The 2018 Credit Facility contains customary covenants and restrictions on the Company’s ability to engage in certain activities, including financial performance covenants, asset sales and acquisitions, and contains customary events of default. Specifically, among other things, the Company is required to maintain minimum Liquidity (as defined in the 2018 Credit Agreement) of $3.0 million as of the last day of each fiscal quarter and a minimum Asset Coverage Ratio (as defined in the 2018 Credit Agreement) of 2.50 to 1.00. As of December 19, 2018, the Company was in full compliance with all covenants with respect to the 2018 Credit Facility.

All amounts owing by the Company under the 2018 Credit Facility are guaranteed by the subsidiaries of the Company.
As of December 19, 2018, the Company had $60.0 million in total outstanding loans and approximately $1.3 million committed under letters of credit, which it uses as security for the payment of insurance obligations and are fully cash collateralized, and approximately $0.2 million in other indebtedness.
As of January 28, 2019, the Company was in compliance with all covenants under the terms of the 2018 Credit Agreement.
2016 Credit Agreement
On November 8, 2016, the Company entered into a $65.0 million Senior Secured Credit Facility with Wells Fargo Bank, National Association, as Administrative Agent and Cadence Bank, NA and Texas Capital Bank, NA, as lenders (“2016 Credit Agreement”). The 2016 Credit Agreement, prior to the amendments discussed below, was comprised of a $30.0 million 5-year Revolver (the “Revolver”) and a $35.0 million 5-year Term Loan (the “Term Loan”), and it also included sub-facilities for swingline loans and letters of credits. The original maturity date of the 2016 Credit Agreement was November 8, 2021.
Borrowings under the Revolver and Term Loan bore interest at 1) a base rate equal to the greater of (a) the federal funds effective rate plus one-half of 1% (the “Base Rate”), (b) prime and (c) LIBOR for an interest period of 1 month, plus, in any case, an applicable spread that ranges from 1.50% to 2.50% per annum the (“Applicable Margin”), or (2) the London InterBank Offered Rate (“LIBOR”), as adjusted for any Eurodollar reserve requirements, plus an applicable spread that ranges from 2.50% to 3.50% per annum. Borrowings under the swingline loan bore interest at the Base Rate plus the Applicable Margin. The applicable spread under each option was dependent upon certain measures of the Company’s financial performance at the time of election. Interest was payable quarterly, or in more frequent intervals if LIBOR applies.
The Company was obligated to pay to the Administrative Agent for the account of each lender a quarterly commitment fee based on the average daily unused amount of the commitment of such lender, ranged from 0.30% to 0.35% per annum depending upon the Company's financial performance.
The proceeds of the 2016 Credit Agreement were available for the Company to (i) pay in full all indebtedness outstanding under the 2013 Credit Agreement as of November 8, 2016, (ii) pay fees, commissions, and expenses in connection with our repayment of the 2013 Credit Agreement, initial extensions of credit under the 2016 Credit Agreement, and (iii) for working capital and general corporate purposes of the Company.
The 2016 Credit Agreement, as amended, contained the customary covenants.
The 2016 Credit Agreement was secured by an all asset lien on all of the Company's real property and also included customary events of default. If a default occurred and was continuing, the lenders’ commitments under the 2016 Credit Agreement may have been immediately terminated, and, or the Company may have been required to repay all amounts outstanding under the 2016 Credit Agreement.
On December 13, 2018, the 2016 Credit Agreement was terminated with all outstanding amounts paid in full.
Note 13. Share-Based Compensation

We have two active share based stock plans, the Luby's Incentive Stock Plan, as amended and restated effective December 5, 2015 (the "Employee Stock Plan") and the Nonemployee Director Stock Plan, as amended and restated effective February 9, 2018. Both plans authorize the granting of stock options, restricted stock, and other types of awards consistent with the purpose of the plans.

Of the aggregate 2.1 million shares approved for issuance under the Nonemployee Director Stock Plan, as amended, 1.3 million options, restricted stock units and restricted stock awards have been granted to date, and 0.1 million options were canceled or expired and added back into the plan, since the plan’s inception. Approximately 1.0 million shares remain available for future issuance as of December 19, 2018. Compensation costs for share-based payment arrangements under the Nonemployee Director Stock Plan, recognized in selling, general and administrative expenses for the quarters ended December 19, 2018 and December 20, 2017 were approximately $122 thousand and $152 thousand, respectively.

Of the aggregate 4.1 million shares approved for issuance under the Employee Stock Plan, as amended, 7.3 million options and restricted stock units have been granted to date, and 4.1 million options and restricted stock units were canceled or expired and added back into the plan, since the plan’s inception in 2005. Approximately 0.9 million shares remain available for future issuance as of December 19, 2018. Compensation costs for share-based payment arrangements under the Employee Stock Plan, recognized in selling, general and administrative expenses for the quarters ended December 19, 2018 and December 20, 2017 were approximately $184 thousand and $289 thousand, respectively.

Stock Options

Stock options granted under either the Employee Stock Plan or the Nonemployee Director Stock Plan have exercise prices equal to the market price of the Company’s common stock at the date of the grant.

Option awards under the Nonemployee Director Stock Plan generally vest 100% on the first anniversary of the grant date and expire ten years from the grant date. No options were granted under the Nonemployee Director Stock Plan in the quarter ended December 19, 2018. No options to purchase shares were outstanding under this plan as of December 19, 2018.

Options granted under the Employee Stock Plan generally vest 50% on the first anniversary date of the grant date, 25% on the second anniversary of the grant date and 25% on the third anniversary of the grant date, with all options expiring ten years from the grant date. No options were granted in the quarter ended December 19, 2018. Options to purchase 1,494,129 shares at option prices of $2.82 to $5.95 per share remain outstanding as of December 19, 2018.

A summary of the Company’s stock option activity for the quarter ended December 19, 2018 is presented in the following table:

	Shares Under Fixed Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
		(Per share)	(In years)	(In thousands)
Outstanding at August 29, 2018	1,653,414	$4.10	6.5	$—
Forfeited	(71,983)	3.86	—	—
Expired	(87,302)	5.54	—	—
Outstanding at December 19, 2018	1,494,129	$4.02	6.5	$—
Exercisable at December 19, 2018	1,248,076	$4.20	6.1	$—

The intrinsic value for stock options is defined as the difference between the current market value, or closing price on December 19, 2018, and the grant price on the measurement dates in the table above.

At December 19, 2018, there was approximately $0.2 million of total unrecognized compensation cost related to unvested options that are expected to be recognized over a weighted-average period of 1.7 years.

Restricted Stock Units

Grants of restricted stock units consist of the Company’s common stock and generally vest after three years. All restricted stock units are cliff-vested. Restricted stock units are valued at the closing market price of the Company’s common stock at the date of grant.

A summary of the Company’s restricted stock unit activity during the quarter ended December 19, 2018 is presented in the following table:

	Restricted Stock Units	Weighted Average Fair Value	Weighted- Average Remaining Contractual Term
		(Per share)	(In years)
Unvested at August 29, 2018	517,291	$3.79	1.8
Vested	(124,618)	4.88	—
Forfeited	(22,491)	3.60	—
Unvested at December 19, 2018	370,182	$3.44	1.6

At December 19, 2018, there was approximately $0.6 million of total unrecognized compensation cost related to unvested restricted stock units that is expected to be recognized over a weighted-average period of 1.6 years.

Performance Based Incentive Plan

For fiscal years 2015 - 2018, the Company approved a Total Shareholder Return ("TSR") Performance Based Incentive Plan (“Plan”). Each Plan’s award value varies from 0% to 200% of a base amount, as a result of the Company’s TSR performance in comparison to its peers over the respective measurement period. Each Plan’s vesting period is three years.
The Plans for fiscal years 2015 - 2017 provides for a right to receive an unspecified number of shares of common stock under the Employee Stock Plan based on the total shareholder return ranking compared to a selection of peer companies over the three-year vesting period, for each plan year. The number of shares at the end of the three-year period will be determined as the award value divided by the closing stock price on the last day of each fiscal year. Each three-year measurement period is designated a plan year name based on year one of the measurement period. Since the plans provide for an undeterminable number of awards, the plans are accounted for as liability based plans. The liability valuation estimate for each plan year has been determined based on a Monte Carlo simulation model. Based on this estimate, management accrues expense ratably over the three-year service periods. A valuation estimate of the future liability associated with each fiscal year's performance award plan is performed periodically with adjustments made to the outstanding liability at each reporting period to properly state the outstanding liability for all plan years in the aggregate as of the respective balance sheet date. As of December 19, 2018, the valuation estimate which represents the fair value of the performance awards liability for the 2017 plan year, resulted in an approximate $21 thousand decrease in the aggregate liability. The 2015 TSR Plan vested for each active participant on August 30, 2017 and a total of 187,883 shares were awarded, in the fiscal quarter ended December 20, 2017, under the Plan at 50% of the original target. The fair value of the 2015 Plan's liability in the amount of $496 thousand was converted to equity and the number of shares awarded for the 2015 TSR Plan was based on the Company's stock price at closing on the last day of fiscal 2017. The fair value of the 2016 TSR Plan was zero at the end of the three-year measurement period and at August 29, 2018 the 2016 TSR Plan was terminated with no shares vested due to the relative ranking of the Company's stock performance. The number of shares at the end of each plan's three-year periods will be determined as the award value divided by the Company's closing stock price on the last day of the plan's fiscal year.
The 2018 TSR Performance Based Incentive Plan provides for a specified number of shares of common stock under the Employee Stock Plan based on the total shareholder return ranking compared to a selection of peer companies over a three-year cycle. The Fair Value of the 2018 TSR Plan has been determined based on a Monte Carlo simulation model for the three-year period. The target number of shares for distribution at 100% of the plan is 373,294. The 2018 TSR Plan is accounted for as an equity award since the Plan provides for a specified number of shares. The expense for this Plan year is amortized over the three-year period based on 100% target award.
Non-cash compensation expense related to the Company's TSR Performance Based Incentive Plans was approximately $120 thousand and $117 thousand in the quarters ended December 19, 2018 and December 20, 2017, respectively, and is recorded in Selling, general and administrative expenses.
A summary of the Company’s restricted stock Performance Based Incentive Plan activity during the quarter ended December 19, 2018 is presented in the following table:

	Units	Weighted Average Fair Value
		(Per share)
Unvested at August 29, 2018	373,294	$3.68
Forfeited	(19,864)	3.68
Unvested at December 19, 2018	353,430	$3.68

At December 19, 2018, there was approximately $0.9 million of total unrecognized compensation cost related to 2018 TSR Performance Based Incentive Plan that is expected to be recognized over a weighted-average period of 1.7 years.

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

Note 14. Earnings Per Share

Basic net income per share is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding and unvested restricted stock for the reporting period. Diluted net income per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. For the calculation of diluted net income per share, the basic weighted average number of shares is increased by the dilutive effect of stock options determined using the treasury stock method. Stock options excluded from the computation of net income per share for the quarter ended December 19, 2018 include 1,494,129 shares with exercise prices exceeding market prices and no shares whose inclusion would also be anti-dilutive.

The components of basic and diluted net loss per share are as follows:

	Quarter Ended
	December 19, 2018	December 20, 2017
	(16 weeks)	(16 weeks)
	(In thousands, expect per share data)
Numerator:
Loss from continuing operations	$(7,483)	$(5,502)
Loss from discontinued operations, net of income taxes	(6)	(35)
NET LOSS	$(7,489)	$(5,537)
Denominator:
Denominator for basic earnings per share—weighted-average shares	30,059	29,691
Effect of potentially dilutive securities:
Employee and non-employee stock options	—	—
Denominator for earnings per share assuming dilution	30,059	29,691
Loss per share from continuing operations:
Basic	$(0.25)	$(0.19)
Assuming dilution	$(0.25)	$(0.19)
Loss per share from discontinued operations:
Basic	$(0.00)	$(0.00)
Assuming dilution	$(0.00)	$(0.00)
Net loss per share:
Basic	$(0.25)	$(0.19)
Assuming dilution	$(0.25)	$(0.19)

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
If a person or group acquires 10% or more of the outstanding shares of Luby’s common stock (including in the form of synthetic ownership through derivative positions), each right will entitle its holder (other than such person or members of such group) to purchase, for $12, a number of shares of Luby’s common stock having a then-current market value of twice such price. The rights plan exempts any person or group owning 10% or more (35.5% or more in the case of Harris J. Pappas, Christopher J. Pappas and their respective affiliates and associates) of Luby’s common stock immediately prior to the adoption of the rights plan. However, the rights will be exercisable if any such person or group acquires any additional shares of Luby’s common stock (including through derivative positions) other than as a result of equity grants made by Luby’s to its directors, officers or employees in their capacities as such.
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

Note 16. Cash, Cash Equivalents and Restricted Cash

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the statements of financial position that sum to the total of the same such amounts shown in the statement of cash flows:

	December 19, 2018	August 29, 2018
	(in thousands)
Cash and cash equivalents	$8,665	$3,722
Restricted cash and cash equivalents	11,103	—
Total cash and cash equivalents shown in the statement of cash flows	$19,768	$3,722

Amounts included in restricted cash represent those required to be set aside for (1) maximum amount of interest payable in the next 12 months under the 2018 Credit Agreement (see Note 12), (2) collateral for letters of credit issued for potential insurance obligations, which letters of credit expire in 2019 and (3) pre-funding of the credit limit under our corporate purchasing card program.
Note 17. Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. Management has assessed the Company’s ability to continue as a going concern as of the balance sheet date, and for at least one year beyond the financial statement issuance date. Based on an evaluation of both qualitative and quantitative information, including available liquidity under our 2018 Credit Facility, related to known conditions and events in the aggregate it is probable that the Company will be able to meet its obligations as they become due within one year after the date of the financial statements are issued.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s discussion and analysis of financial condition and results of operations should be read in conjunction with the unaudited Consolidated Financial Statements and footnotes for the quarter ended December 19, 2018 included in Item 1 of Part I of this Quarterly Report on Form 10 (this “Form 10-Q”), and the audited Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended August 29, 2018.

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

Percentages may not total due to rounding.

	Quarter Ended
	December 19, 2018	December 20, 2017
	(16 weeks)	(16 weeks)
Restaurant sales	88.5%	92.1%
Culinary contract services	9.2%	6.1%
Franchise revenue	2.2%	1.7%
Vending revenue	0.1%	0.1%
TOTAL SALES	100.0%	100.0%

STORE COSTS AND EXPENSES:
(As a percentage of restaurant sales)

Cost of food	27.5%	28.5%
Payroll and related costs	37.9%	36.5%
Other operating expenses	18.1%	18.6%
Occupancy costs	6.4%	6.0%
Vending revenue	(0.1)%	(0.1)%
Store level profit	10.1%	10.6%

COMPANY COSTS AND EXPENSES:
(As a percentage of total sales)

Opening costs	0.0%	0.1%
Depreciation and amortization	4.8%	4.7%
Selling, general and administrative expenses	10.9%	10.2%
Net loss on disposition of property and equipment	0.1%	0.2%

Culinary Contract Services Costs
(As a percentage of Culinary Contract Services sales)

Cost of culinary contract services	92.8%	92.0%
Culinary segment profit	7.2%	8.0%

Franchise Operations Costs
(As a percentage of Franchise revenue)

Cost of franchise operations	12.3%	25.9%
Franchise segment profit	87.7%	74.1%

(As a percentage of total sales)
LOSS FROM OPERATIONS	(5.5)%	(4.4)%
Interest income	0.0%	0.0%
Interest expense	(1.7)%	(0.6)%
Other income, net	0.0%	0.1%
Loss before income taxes and discontinued operations	(7.2)%	(4.9)%
Provision (benefit) for income taxes	0.1%	(0.1)%
Loss from continuing operations	(7.3)%	(4.8)%
Loss from discontinued operations, net of income taxes	(0.0)%	(0.0)%
NET LOSS	(7.3)%	(4.9)%

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

	Quarter Ended
	December 19, 2018	December 20, 2017
	(16 weeks)	(16 weeks)
	(In thousands)
Store level profit	$9,225	$11,086

Plus:
Sales from culinary contract services	9,496	6,884
Sales from franchise operations	2,224	1,887

Less:
Opening costs	33	75
Cost of culinary contract services	8,815	6,332
Cost of franchise operations	273	488
Depreciation and amortization	4,903	5,353
Selling, general and administrative expenses	11,224	11,525
Provision for asset impairments and restaurant closings	1,227	845
Net loss on disposition of property and equipment	149	222
Interest income	—	(6)
Interest expense	1,713	649
Other income, net	(30)	(115)
Provision (benefit) for income taxes	121	(9)
Loss from continuing operations	$(7,483)	$(5,502)

The following table shows our restaurant unit count as of August 29, 2018 and December 19, 2018.

Restaurant Counts:

	August 29, 2018	FY19 Q1 Openings	FY19 Q1 Closings	December 19, 2018
Luby’s Cafeterias	84	—	(2)	82
Fuddruckers Restaurants	60	—	(3)	57
Cheeseburger in Paradise	2	—	(1)	1
Total	146	—	(6)	140

Overview

Luby’s, Inc. (“Luby’s”, the “Company”, "we", "us", or "our") is a multi-branded company operating in the restaurant industry and in the contract food services industry. Our primary brands include Luby’s Cafeteria, Fuddruckers - World’s Greatest Hamburgers®, Luby’s Culinary Contract Services and Cheeseburger in Paradise.

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

As of December 19, 2018, we owned and operated 140 restaurants, of which 82 are traditional cafeterias, 57 are gourmet hamburger restaurants, and one is a casual dining restaurant and bar. These establishments are located in close proximity to retail centers, business developments and residential areas mostly throughout the United States. Included in the 140 restaurants that we own and operate are 12 restaurants located at six property locations where we operate a side-by-side Luby’s Cafeteria and Fuddruckers on the same property. We refer to these locations as “Combo locations.”

As of December 19, 2018, we operated 30 Culinary Contract Services locations. We operated 22 of these locations in the Houston, Texas area, three in the Texas Lower Rio Grande Valley, two in Dallas, Texas, and two in San Antonio, Texas. Outside of Texas we operated one location in North Carolina. Luby’s Culinary Contract Services currently provides food service management to hospitals, corporate dining facilities, sports stadiums, and a senior care facility.

As of December 19, 2018, we had 41 franchisees operating 103 Fuddruckers restaurants. Our largest five franchise owners own five to twelve restaurants each. Fifteen franchise owners each own two to four restaurants. The 21 remaining franchise owners each own one restaurant.

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

RESULTS OF OPERATIONS

Quarter Ended December 19, 2018 Compared to Quarter Ended December 20, 2017

Comparability between quarters is affected by the varying lengths of the quarters and quarters ending at different points in the calendar year when seasonal patterns for sales are different. Both the quarter ended December 19, 2018 and the quarter ended December 20, 2017 consisted of 16 weeks.

Sales

	Quarter Ended	Quarter Ended
($000s)	December 19, 2018	December 20, 2017	Increase/ (Decrease)
	(16 weeks)	(16 weeks)	(16 weeks vs 16 weeks)
Restaurant sales	$91,099	$104,583	$(13,484)	(12.9)%
Culinary contract services	9,496	6,884	2,612	37.9%
Franchise revenue	2,224	1,887	337	17.9%
Vending revenue	99	143	(44)	(30.8)%
TOTAL SALES	$102,918	$113,497	$(10,579)	(9.3)%

The Company has three reportable segments: Company-owned restaurants, franchise operations, and culinary contract services.

Company-Owned Restaurants

Restaurant Sales

($000s)	Quarter Ended	Quarter Ended
Restaurant Brand	December 19,	December 20,	Increase/(Decrease)
	2018	2017	$ Amount		% Change
	(16 weeks)	(16 weeks)	(16 weeks vs 16 weeks)
Luby’s Cafeterias	$62,786	$67,430	$(4,644)	(909)	(6.9)%
Fuddruckers	21,533	26,914	(5,381)	(909)	(20.0)%
Combo locations	5,964	6,712	(748)	(909)	(11.1)%
Cheeseburger in Paradise	959	3,527	(2,568)	(909)	(72.8)%
Other Revenue	(143)	—	(143)
Total Restaurant Sales	$91,099	$104,583	$(13,484)	(909)	(12.9)%

The approximate $4.6 million sales decrease in stand-alone Luby's Cafeteria restaurants was the result of the closure of six locations over the prior year and a 3.0% decrease in Luby’s same-store sales in the quarter ended December 19, 2018 compared to the quarter ended December 20, 2017. The 3.0% decrease in Luby's Cafeteria same-store sales was the result of a 10.5% decrease in guest traffic, partially offset by a 8.4% increase in average spend per guest. The approximate $5.4 million sales decrease at stand-alone Fuddruckers restaurants was the result of 14 restaurant closings and a 11.2% decrease in same-store sales in the quarter ended December 19, 2018 compared to the quarter ended December 20, 2017. The 11.2% decrease in same-store sales was the result of a 17.1% decrease in guest traffic, partially offset by a 7.1% increase in average spend per guest. All six Combo locations are included in our same-store grouping and sales at this group of restaurants decreased 11.1% in the quarter ended December 19, 2018 compared to the quarter ended December 20, 2017. The approximate $2.6 million decrease in Cheeseburger in Paradise restaurants sales in the quarter ended December 19, 2018 compared to the quarter ended December 20, 2017 was primarily the result of seven store closures since the first quarter fiscal 2018 ended December 20, 2017.

Cost of Food

	Quarter Ended	Quarter Ended
($000s)	December 19, 2018	December 20, 2017	Increase/ (Decrease)
	(16 weeks)	(16 weeks)	(16 weeks vs 16 weeks)
Cost of food	$25,083	$29,754	$(4,671)	(15.7)%
As a percentage of restaurant sales	27.5%	28.5%		(1.0)%

Cost of food decreased approximately $4.7 million, or 15.7%, in the quarter ended December 19, 2018 compared to the quarter ended December 20, 2017 with lower guest traffic levels and operations at 23 fewer locations. As a percentage of restaurant sales, cost of food decreased 1.0% to 27.5% in the quarter ended December 19, 2018 compared to 28.5% in the quarter ended December 20, 2017 due in part to higher menu pricing and changes in the mix of menu offerings as well as further focus on efficient operations, including minimizing waste.

Payroll and Related Costs

	Quarter Ended	Quarter Ended
($000s)	December 19, 2018	December 20, 2017	Increase/ (Decrease)
	(16 weeks)	(16 weeks)	(16 weeks vs 16 weeks)
Payroll and related costs	$34,513	$38,126	$(3,613)	(9.5)%
As a percentage of restaurant sales	37.9%	36.5%		1.4%

Payroll and related costs decreased approximately $3.6 million in the quarter ended December 19, 2018 compared to the quarter ended December 20, 2017. The decrease reflects operating 23 fewer restaurants, partially offset by higher average wage rates. As a percentage of restaurant sales, payroll and related costs increased 1.4% to 37.9% in the quarter ended December 19, 2018 compared to 36.5% in the quarter ended December 20, 2017 due primarily to the fixed cost component of labor costs (especially salaried restaurant managers) with declines in same-store sales as well as an environment of rising hourly wage rates that exceeded our ability to grow sales sufficiently through menu pricing.

Other Operating Expenses

	Quarter Ended	Quarter Ended
($000s)	December 19, 2018	December 20, 2017	Increase/ (Decrease)
	(16 weeks)	(16 weeks)	(16 weeks vs 16 weeks)
Other operating expenses	$16,502	$19,499	$(2,997)	(15.4)%
As a percentage of restaurant sales	18.1%	18.6%		(0.5)%

Other operating expenses include restaurant-related expenses for utilities, repairs and maintenance, local store advertising, property and liability insurance losses above insurance deductibles, services and supplies. Other operating expenses decreased approximately $3.0 million, or 15.4%, in the quarter ended December 19, 2018 compared to the quarter ended December 20, 2017, due primarily to (1) an approximate $1.0 million decrease in restaurant supplies; (2) an approximate $0.7 million decrease in restaurant services; (3) the absence of approximately $0.5 million in post-hurricane related repair and other expenses incurred in the quarter ended December 20, 2017; (4) an approximate $0.3 million decrease in repairs and maintenance; (5) an approximate $0.2 increase in insurance recoveries and an approximate $0.2 million decrease in insurance losses above deductibles in the quarter ended December 19, 2018 compared to the quarter ended December 20, 2017; and (6) an approximate $0.1 million decrease in local store advertising. The decrease in restaurant supplies, restaurant services and local store marketing can be largely attributable to operating 23 fewer restaurant locations in the quarter ended December 19, 2018 compared to the quarter ended December 20, 2017. As a percentage of restaurant sales, other operating expenses decreased 0.5%, to 18.1%, in the quarter ended December 19, 2018, compared to 18.6% in the quarter ended December 20, 2017 due primarily to (1) reductions in restaurant supplies and local store marketing to a greater extent than the reduction in sales from restaurants that ceased operations; (2) the absence of hurricane related restoration expenses incurred in the prior year quarter ended December 20, 2017; (3) the increase in insurance recoveries in the quarter ended December 19, 2018 compared to the quarter ended December 20, 2017; and (4) the absence of insurance losses above deductibles incurred in the prior year quarter ended December 20, 2017.

Occupancy Costs

	Quarter Ended	Quarter Ended
($000s)	December 19, 2018	December 20, 2017	Increase/ (Decrease)
	(16 weeks)	(16 weeks)	(16 weeks vs 16 weeks)
Occupancy costs	$5,875	$6,261	$(386)	(6.2)%
As a percentage of restaurant sales	6.4%	6.0%		0.4%

Occupancy costs include property lease expense, property taxes, common area maintenance charges, and property insurance expense. Occupancy costs decreased approximately $0.4 million to approximately $5.9 million in the quarter ended December 19, 2018 compared to the quarter ended December 20, 2017. The decrease was primarily due to a decrease in rent and property taxes associated with fewer restaurants in the quarter ended December 19, 2018 compared to the quarter ended December 20, 2017. As a percentage of restaurant sales, occupancy costs increased 0.4%, to 6.4%, in the quarter ended December 19, 2018 compared to 6.0% in the quarter ended December 20, 2017 due in large part to an increase in property tax expense at certain locations as well as a change in the mix of portfolio of owned versus leases stores after the closure of 23 locations and sale of certain owned property locations.

 Franchise Operations

We offer franchises for the Fuddruckers brand. Franchises are sold in markets where expansion is deemed advantageous to the development of the Fuddruckers concept and system of restaurants. Franchise revenue includes (1) royalties paid to us as the franchisor for the Fuddruckers brand; (2) funds paid to us as the franchisor for pooled advertising expenditures; and (3) franchise fees paid to us when franchise units are opened for business or transferred to new owners and when franchise agreements are renewed or certain milestones in franchise agreements are reached. Cost of franchise operations includes the direct costs associated with supporting franchisees with opening new Fuddruckers franchised restaurants and the corporate overhead expenses associated with generating franchise revenue. These corporate expenses primarily include the salaries and benefits, travel and related expenses, and other expenses for employees whose primary job function involves supporting our franchise owners and the development of new franchise locations.

Beginning with the first quarter fiscal 2019, as a result of our adoption of the new revenue accounting standards more fully described in Note 1 to our unaudited financial statements:

•	We recognize as revenue the amounts due to us from franchisees for pooled advertising expense.

•	We recognize initial and renewal franchise fees evenly over the term of franchise area development agreements.

	Quarter Ended	Quarter Ended
($000s)	December 19, 2018	December 20, 2017	Increase/ (Decrease)
	(16 weeks)	(16 weeks)	(16 weeks vs 16 weeks)
Franchise revenue	$2,224	$1,887	$337	17.9%
Cost of franchise operations	273	488	(215)	(44.1)%
Franchise profit	$1,951	$1,399	$552	39.5%
Franchise profit as a percentage of franchise revenue	87.7%	74.1%		13.6%

Franchise revenue increased $0.3 million in the quarter ended December 19, 2018 compared to the quarter ended December 20, 2017. The $0.3 million increase in franchise revenue reflects (1) an increase in fees earned upon termination of franchise development agreements; and (2) recognizing as revenue funds paid to us as franchisor for pooled advertising expenditures; partially offset by (3) a decline in franchise royalties on fewer franchise locations in operation.

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

Cost of franchise operations decreased $215 thousand in the quarter ended December 19, 2018 compared to the quarter ended December 20, 2017. Franchise segment profit, defined as franchise revenue less cost of franchise operations, increased $0.6 million in the quarter ended December 19, 2018 compared to the quarter ended December 20, 2017 due primarily to the (1) higher franchise fees earned; (2) recognition as revenue, funds paid to us as the franchisor for pooled advertising expenditures; and (3) a reduction in cost of franchise operations with a reduction in franchise sales and support headcount and travel expenses. Two franchise locations opened (one international location in Panama and one domestic location in Georgia) and four franchise locations closed (one in each of Florida, Pennsylvania, Wisconsin, and Texas) in the quarter ended December 19, 2018.

Culinary Contract Services

Culinary Contract Services is a business line servicing healthcare, sport stadiums, corporate dining clients, and sales through retail grocery stores. The healthcare accounts are full service and typically include in-room delivery, catering, vending, coffee service, and retail dining. Culinary Contract Services has contracts with long-term acute care hospitals, acute care medical centers, ambulatory surgical centers, behavioral hospitals, a sports stadium, and business and industry clients. Culinary Contract Services has the unique ability to deliver quality services that include facility design and procurement as well as nutrition and branded food services to our clients. We operated 30 Culinary Contract Services locations at the end of the quarter ended December 19, 2018 and 22 at the end of the quarter ended December 20, 2017. We focus on clients who are able to enter into agreements in which all operating costs are reimbursed to us and we generally charge a fixed fee. These agreements typically present lower financial risk to the company.

	Quarter Ended	Quarter Ended
($000s)	December 19, 2018	December 20, 2017	Increase/ (Decrease)
	(16 weeks)	(16 weeks)	(16 weeks vs 16 weeks)
Culinary contract services sales	$9,496	$6,884	$2,612	37.9%
Cost of culinary contract services	8,815	6,332	2,483	39.2%
Culinary contract profit	$681	$552	$129	23.4%
Culinary contract services profit as a percentage of Culinary contract services sales	7.2%	8.0%		(0.8)%

Culinary contract services sales increased approximately $2.6 million, or 37.9%, in the quarter ended December 19, 2018 compared to the quarter ended December 20, 2017. The increase in culinary contract services revenue was primarily the result of a change in the mix of our culinary agreements with clients. New locations contributed approximately $2.5 million in revenue and locations continually operated over the prior full year increased revenue approximately $0.4 million. These increases were partially offset by a $0.3 million decrease in revenue from locations that ceased operations.

Cost of culinary contract services includes the food, payroll and related costs, other direct operating expenses, and corporate overhead expenses associated with generating Culinary Contract Services sales. Cost of culinary contract services increased approximately $2.5 million, or 39.2%, in the quarter ended December 19, 2018 compared to the quarter ended December 20, 2017. Culinary contract services segment profit, defined as Culinary contract services sales less Cost of culinary contract services, decreased to 7.2% in the quarter ended December 19, 2018 from 8.0% in the quarter ended December 20, 2017 due to the change in the mix of our culinary agreements with clients.

 Company-wide Expenses

Opening Costs

Opening costs include labor, supplies, occupancy, and other costs necessary to support the restaurant through its opening period. Opening costs were $33 thousand in the quarter ended December 19, 2018 compared to $75 thousand in the quarter ended December 20, 2017. The $33 thousand in opening costs for the quarter ended December 19, 2018 related to one location that we lease for a potential future Fuddruckers opening. The $75 thousand in opening costs in the quarter ended December 20, 2017 reflects the carrying costs for one location where we previously operated a Cheeseburger in Paradise restaurant and one location that we lease for a potential future Fuddruckers opening.

Depreciation and Amortization Expense

	Quarter Ended	Quarter Ended
($000s)	December 19, 2018	December 20, 2017	Increase/ (Decrease)
	(16 weeks)	(16 weeks)	(16 weeks vs 16 weeks)
Depreciation and amortization	$4,903	$5,353	$(450)	(8.4)%
As a percentage of total sales	4.8%	4.7%		0.1%

Depreciation and amortization expense decreased by approximately $0.5 million, or 8.4%, in the quarter ended December 19, 2018 compared to the quarter ended December 20, 2017 due primarily to certain assets reaching the end of their depreciable lives and the removal of certain assets upon sale. As a percentage of total revenue, depreciation and amortization expense increased to 4.8% in the quarter ended December 19, 2018, compared to 4.7% in the quarter ended December 20, 2017.

Selling, General and Administrative Expenses

	Quarter Ended	Quarter Ended
($000s)	December 19, 2018	December 20, 2017	Increase/ (Decrease)
	(16 weeks)	(16 weeks)	(16 weeks vs 16 weeks)
General and administrative expenses	$10,299	$10,093	$206	2.0%
Marketing and advertising expenses	925	1,432	(507)	(35.4)%
Selling, general and administrative expenses	$11,224	$11,525	$(301)	(2.6)%
As a percentage of total sales	10.9%	10.2%		0.7%

Selling, general and administrative expenses include corporate salaries and benefits-related costs, including restaurant area leaders, share-based compensation, marketing and advertising expenses, professional fees, travel and recruiting expenses and other office expenses. Selling, general and administrative expenses decreased approximately $0.3 million, or 2.6%, in the quarter ended December 19, 2018 compared to the quarter ended December 20, 2017. The decrease in Selling, general and administrative expenses reflects (1) a $0.5 million decrease in salary and benefits expenses, net of severance expenses associated with reductions in corporate staffing positions; (2) a $0.5 million decrease in marketing expenses as expenditures transition to lower cost digital media strategies as well as comparison to prior year when sports team sponsorships comprised a greater portion of our marketing expenditures; partially offset by (3) a $0.7 million increase in outside professional services, inclusive of various additional advisory and consultant fees. As a percentage of total revenue, Selling, general and administrative expenses increased to 10.9% in the quarter ended December 19, 2018, compared to 10.2% in the quarter ended December 20, 2017 due in large part to the reduction in sales from operating fewer restaurants.

Provision for Asset Impairments and Restaurant Closings

The approximate $1.2 million impairment charge for the quarter ended December 19, 2018 is primarily related to assets at six property locations, and six properties held for sale written down to their fair value. The approximate $0.8 million impairment charge for the quarter ended December 20, 2017 was the result of an impairment charge for five property locations (two of which were included in property held for sale) each written down to its fair value as well as net lease termination costs of approximately $0.1 million, in the aggregate, at four property locations.

Net Loss on Disposition of Property and Equipment

Loss on disposition of property and equipment was approximately $0.1 million in the quarter ended December 19, 2018 and primarily reflects routine asset retirement activity. The loss on disposition of property and equipment was approximately $0.2 million in the quarter ended December 20, 2017 and primarily reflects routine asset retirement activity.

Interest Income

Interest income was zero in the quarter ended December 19, 2018 and $6 thousand in the quarter ended December 20, 2017.

Interest Expense

Interest expense was approximately $1.7 million in the quarter ended December 19, 2018 and $0.6 million in the quarter ended December 20, 2017. The increase reflects higher average debt balances, higher interest rates inherent in the amended credit agreement in place through December 13, 2018, and acceleration of the expensing of deferred financing fees as a result of refinancing our debt on December 13, 2018.

Other Income, Net

Other income, net, consisted primarily of the following components: net rental property income and expenses relating to property for which we are the landlord; prepaid sales tax discounts earned through our participation in state tax prepayment programs; oil and gas royalty income; and changes in the fair value of our interest rate swap agreement.

Other income, net, was $30 thousand of income in the quarter ended December 19, 2018 compared to approximately $0.1 million of income in the quarter ended December 20, 2017. Higher net rental income was partially offset by changes in the fair value of our interest rate swap and lower prepaid sales tax discounts. In addition gift card expenses (specifically the expense of discounting gift card sales) is recorded as a reduction to restaurant sales in the quarter ended December 19, 2018 compared to recorded in other income in the quarter ended December 20, 2017 as a result of new revenue accounting.

Taxes

For the quarter ended December 19, 2018, the income taxes related to continuing operations resulted in a tax provision of approximately $0.1 million compared to a tax benefit of approximately $9 thousand for the quarter ended December 20, 2017.

The effective tax rate ("ETR") for continuing operations was a negative 1.6% for the quarter ended December 19, 2018 and a positive 0.2% for the quarter ended December 20, 2017. The ETR for the quarter ended December 19, 2018 differs from the federal statutory rate of 21.0% due to management's valuation allowance conclusions, anticipated federal jobs credits, state income taxes, and other discrete items.

Discontinued Operations

Discontinued operations resulted in a loss of $6 thousand in the quarter ended December 19, 2018 compared to a loss of $35 thousand in the quarter ended December 20, 2017. The loss from discontinued operations of $6 thousand in the quarter ended December 19, 2018 was related to carrying costs associated with assets related to discontinued operations. Loss from discontinued operations of $35 thousand in the quarter ended December 20, 2017 consisted of (1) $2 thousand in carrying costs associated with assets related to discontinued operations and (2) an income tax provision of $33 thousand for assets related to discontinued operations.

LIQUIDITY AND CAPITAL RESOURCES

Cash and Cash Equivalents

General. Our primary sources of short-term and long-term liquidity are cash flows from operations and our 2018 Credit Facility (as defined below). During the quarter ended December 19, 2018, cash provided by financing activities of approximately $15.7 million and cash provided by operating activities of approximately $1.3 million was offset by cash used in investing activities of approximately $0.9 million. Cash and cash equivalents and restricted cash increased approximately $16.0 million in the quarter ended December 19, 2018 compared to a $0.3 million decrease in the quarter ended December 20, 2017. We plan to continue the level of capital and repair and maintenance expenditures necessary to keep our restaurants attractive and operating efficiently.

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

The following table summarizes our cash flows from operating, investing, and financing activities:

	Quarter Ended
	December 19, 2018	December 20, 2017
	(16 weeks)	(16 weeks)
	(In thousands)
Total cash provided by (used in):
Operating activities	$1,257	$3,482
Investing activities	(948)	(3,796)
Financing activities	15,737	30
Net increase (decrease) in cash and cash equivalents and restricted cash	$16,046	$(284)

Operating Activities. Cash provided by operating activities was approximately $1.3 million in the quarter ended December 19, 2018, an approximate $2.2 million decrease from the quarter ended December 20, 2017. The approximate $2.2 million decrease in cash provided by operating activities is due to an approximate $2.1 million decrease in cash provided by operations before changes in operating assets and liabilities and an approximate $0.1 million decrease in cash provided by changes in operating assets and liabilities for the quarter ended December 19, 2018.

Cash used in operating activities before changes in operating assets and liabilities was approximately $0.3 million in the quarter ended December 19, 2018, an approximate $2.1 million decrease compared to a source of cash in the quarter ended December 20, 2017. The $2.1 million decrease in cash provided by operating activities before changes in operating assets and liabilities was primarily due to decreased store-level profit from our Company-owned restaurants.

Changes in operating assets and liabilities was an approximate $1.6 million source of cash in the quarter ended December 19, 2018 and an approximate $1.7 million source of cash in the quarter ended December 20, 2017. The approximate $0.1 million decrease in the source of cash was due to differences in the change in asset and liability balances between the quarter ended December 19, 2018 and the quarter ended December 20, 2017.

Increases in current asset accounts are a use of cash while decreases in current asset accounts are a source of cash. During the quarter ended December 19, 2018, the change in trade accounts and other receivables, net, was an approximate $0.7 million source of cash which was an approximate $1.0 million increase from the use of cash in the quarter ended December 20, 2017. The change in food and supplies inventory during the quarter ended December 19, 2018 was an approximate $0.1 million use of cash which was an approximate $0.2 million decrease from the use of cash in the quarter ended December 20, 2017. The change in prepaid expenses and other assets was an approximate $1.9 million source of cash during the quarter ended December 19, 2018, compared to a $0.4 million source of cash in the quarter ended December 20, 2017.

Increase in current liability accounts are a source of cash, while decreases in current liability accounts are a use of cash. During the quarter ended December 19, 2018, changes in the balances of accounts payable, accrued expenses and other liabilities was an approximate $0.9 million use of cash, compared to a source of cash of approximately $1.9 million during the quarter ended December 20, 2017.

Investing Activities. We generally reinvest available cash flows from operations to develop new restaurants, maintain and enhance existing restaurants and support Culinary Contract Services. Cash used in investing activities was approximately $0.9 million in the quarter ended December 19, 2018 and approximately $3.8 million in the quarter ended December 20, 2017. Capital expenditures were approximately $1.1 million in the quarter ended December 19, 2018 and approximately $4.3 million in the quarter ended December 20, 2017. Proceeds from the disposal of assets were approximately $0.2 million in the quarter ended December 19, 2018 and approximately $0.2 million in the quarter ended December 20, 2017. Insurance proceeds received as a result of claims made from property damage caused by Hurricane Harvey were approximately $0.3 million in the quarter ended December 20, 2017.

Financing Activities. Cash provided by financing activities was approximately $15.7 million in the quarter ended December 19, 2018 compared to an approximate $30 thousand source of cash during the quarter ended December 20, 2017. Cash flows from financing activities was primarily the result of our 2018 Credit Agreement. During the quarter ended December 19, 2018, net cash provided by our 2018 Term Loan was $58.4 million, cash used in Revolver borrowings was approximately $20.0 million, our Term Loan re-payment was approximately $19.5 million, cash used for debt issuance costs was approximately $3.2 million, and cash used for equity shares withheld to cover taxes was $8 thousand. During the quarter ended December 20, 2017, borrowings on our Revolver exceeded repayments by approximately $0.1 million and cash used for equity shares withheld to cover taxes was approximately $70 thousand.

Status of Long-Term Investments and Liquidity

At December 19, 2018, we did not hold any long-term investments.

Status of Trade Accounts and Other Receivables, Net

We monitor the aging of our receivables, including Fuddruckers franchising related receivables, and record provisions for uncollectable accounts, as appropriate. Credit terms of accounts receivable associated with our CCS business vary from 30 to 45 days based on contract terms.

Working Capital

Current assets increased approximately $13.8 million in the quarter ended December 19, 2018 compared to an increase of approximately $0.5 million in the quarter ended December 20, 2017. In the quarter ended December 19, 2018, restricted cash (See Note 16) increased approximately $11.1 million, cash and cash equivalents increased approximately $4.9 million, food and supplies inventory increased approximately $0.1 million; partially offset by decreases in prepaid expenses of approximately $1.6 million and trade accounts and other receivables, net, of approximately $0.7 million. In the quarter ended December 20, 2017, trade accounts and other receivables, net, increased approximately $1.2 million, food and supplies inventory increased approximately $0.3 million; partially offset by decreases in prepaid expenses of approximately $0.4 million and insurance receivables of approximately $0.3 million and cash and cash equivalents of approximately $0.3 million.

Current liabilities decreased approximately $32.5 million in the quarter ended December 19, 2018 compared to an increase of approximately $2.9 million in the quarter ended December 20, 2017. In the quarter ended December 19, 2018, current portion credit facility debt decreased approximately $29.3 million, unredeemed gift cards decreased approximately $2.3 million, accounts payable decreased approximately $2.2 million, accrued salaries and incentives decreased approximately $1.3 million, accrued claims and insurance decreased approximately $0.6 million, income taxes legal and other decreased approximately $0.1 million, and accrued operating expenses decreased approximately $0.1 million; partially offset by accrued taxes other than income taxes increased approximately $3.4 million (primarily due to the timing of states sales tax payments). In the quarter ended December 20, 2017, unredeemed gift cards increased approximately $1.7 million, accrued taxes other than income taxes increased approximately $1.0 million, current portion of credit facility debt increased approximately $0.3 million, salaries and incentives increased approximately $0.2 million, and accrued professional fees and accrued claims combined increased approximately $0.2 million; partially offset by decreases in deferred income taxes of approximately $0.3 million, accounts payable of approximately $0.1 million, and accrued operating expenses of approximately $0.1 million.

Capital Expenditures

Capital expenditures consist of purchases of real estate for future restaurant sites, Culinary Contract Services investments, new unit construction, purchases of new and replacement restaurant furniture and equipment, and ongoing remodeling programs. Capital expenditures for the quarter ended December 19, 2018 were approximately $1.1 million and related to recurring maintenance of our existing units, existing restaurant remodels and rollout of new point of sale and network equipment, improvement of our culinary contract services business and the development of future restaurant sites. We expect to be able to fund all capital expenditures in fiscal 2019 using proceeds from the sale of assets, cash flows from operations and our 2018 Credit Agreement. We expect to spend less than $8.0 million on capital expenditures in fiscal 2019.

DEBT

The following table summarizes credit facility debt, less current portion at December 19, 2018 and August 29, 2018:

	December 19, 2018	August 29, 2018
Long Term Debt	(In thousands)
2016 Credit Agreement - Revolver	$—	$20,000
2016 Credit Agreement - Term Loan	—	19,506
2018 Credit Agreement - Term Loan	60,000	—
Total credit facility debt	60,000	39,506
Less:
Unamortized debt issue costs	(2,309)	(168)
Unamortized debt discount	(1,594)	—
Total credit facility debt, less unamortized debt issuance costs	56,097	39,338
Current portion of credit facility debt	10,000	39,338
Total Credit facility debt, less current portion	$46,097	$—
2018 Credit Agreement
On December 13, 2018, we entered into a credit agreement (the “2018 Credit Agreement”) among the Company, the lenders from time to time party thereto, and MSD PCOF Partners VI, LLC (“MSD”), as Administrative Agent, pursuant to which the lenders party thereto agreed to make loans to the Company from time to time up to an aggregate principal amount of $80.0 million, consisting of a $10.0 million revolving credit facility (the “2018 Revolver”), a $10.0 million delayed draw term loan (“2018 Delayed Draw Term Loan”), and a $60.0 million term loan (the “2018 Term Loan”, and together with the 2018 Revolver and the 2018 Delayed Draw Term Loan, the “2018 Credit Facility”). The 2018 Credit Facility terminates on, and all amounts owing thereunder must be repaid on, December 13, 2023.
Borrowings under the 2018 Revolver, 2018 Delayed Draw Term Loan, and 2018 Date Term Loan will bear interest at the London InterBank Offered Rate plus 7.75% per annum. Interest is payable quarterly and accrues daily. Under the terms of the 2018 Credit Agreement, the maximum amount of interest payable, based on the aggregate principal amount of $80.0 million and interest rates in effect at December 13, 2018, in the next 12 months was required to be pre-funded at the closing date of the 2018 Credit Agreement. The pre-funded amount of approximately $8.4 million is recorded in Restricted cash and cash equivalents on the Company's Balance Sheet.
The 2018 Credit Facility is subject to the following amortization payments: 1st anniversary: $10.0 million; 2nd anniversary: $10.0 million; 3rd anniversary: $15.0 million; and 4th anniversary: $15.0 million.
We pay a quarterly commitment fee based on the unused portion of the 2018 Revolver and the 2018 Delayed Draw Term Loan at 0.50% per annum. Voluntary prepayments, refinancing and asset dispositions constituting a sale of all or substantially all assets, under the 2018 Delayed Draw Term Loan and the 2018 Term Loan are subject to a make whole premium during years one and two, a 2.0% fee during year three, and a 1.0% fee during year four. Finally, the Company is obligated to pay to the lenders a one-time fee in connection with the closing of the 2018 Credit Facility.
Indebtedness under the 2018 Credit Facility is secured by a security interest in, among other things, all of our present and future personal property (other than certain excluded assets), all of the personal property of our guarantors (other than certain excluded assets) and all Mortgaged Property (as defined in the 2018 Credit Agreement) of ours and our subsidiaries.
The 2018 Credit Facility contains customary covenants and restrictions on our ability to engage in certain activities, including financial performance covenants, asset sales and acquisitions, and contains customary events of default. Specifically, among other things, we are required to maintain minimum Liquidity (as defined in the 2018 Credit Agreement) of $3.0 million as of the last day of each fiscal quarter and a minimum Asset Coverage Ratio (as defined in the 2018 Credit Agreement) of 2.50 to 1.00. As of December 19, 2018, we were in full compliance with all covenants with respect to the 2018 Credit Facility.
All amounts owing by us under the 2018 Credit Facility are guaranteed by us and all of our subsidiaries.
As of December 19, 2018, we had $60.0 million in total outstanding loans and approximately $1.3 million committed under letters of credit, which we use as security for the payment of insurance obligations and are fully cash collateralized, and approximately $0.2 million in other indebtedness.
As of January 28, 2019, we were in compliance with all covenants under the terms of the 2018 Credit Agreement.

2016 Credit Agreement
On November 8, 2016, we entered into a $65.0 million Senior Secured Credit Facility with Wells Fargo Bank, National Association, as Administrative Agent and Cadence Bank, NA and Texas Capital Bank, NA, as lenders (“2016 Credit Agreement”). The 2016 Credit Agreement, prior to the amendments discussed below, was comprised of a $30.0 million 5-year Revolver (the “Revolver”) and a $35.0 million 5-year Term Loan (the “Term Loan”), and it also included sub-facilities for swingline loans and letters of credits. The original maturity date of the 2016 Credit Agreement was November 8, 2021.
Borrowings under the Revolver and Term Loan bore interest at 1) a base rate equal to the greater of (a) the federal funds effective rate plus one-half of 1% (the “Base Rate”), (b) prime and (c) LIBOR for an interest period of 1 month, plus, in any case, an applicable spread that ranges from 1.50% to 2.50% per annum the (“Applicable Margin”), or (2) the London InterBank Offered Rate (“LIBOR”), as adjusted for any Eurodollar reserve requirements, plus an applicable spread that ranges from 2.50% to 3.50% per annum. Borrowings under the swingline loan bore interest at the Base Rate plus the Applicable Margin. The applicable spread under each option was dependent upon certain measures of the Company’s financial performance at the time of election. Interest was payable quarterly, or in more frequent intervals if LIBOR applies.
We were obligated to pay to the Administrative Agent for the account of each lender a quarterly commitment fee based on the average daily unused amount of the commitment of such lender, ranged from 0.30% to 0.35% per annum depending upon the Company's financial performance.
The proceeds of the 2016 Credit Agreement were available for us to (i) pay in full all indebtedness outstanding under the 2013 Credit Agreement as of November 8, 2016, (ii) pay fees, commissions, and expenses in connection with our repayment of the 2013 Credit Agreement, initial extensions of credit under the 2016 Credit Agreement, and (iii) for our working capital and general corporate purposes.
The 2016 Credit Agreement, as amended, contained the customary covenants.
The 2016 Credit Agreement was secured by an all asset lien on all of our real property and also included customary events of default. If a default occurred and was continuing, the lenders’ commitments under the 2016 Credit Agreement may have been immediately terminated, and, or we may have been required to repay all amounts outstanding under the 2016 Credit Agreement.
On December 13, 2018, the 2016 Credit Agreement was terminated with all outstanding amounts paid in full.
CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The Consolidated Financial Statements included in Item 1 of Part 1 of this Form 10-Q were prepared in conformity with GAAP. Preparation of the financial statements requires us to make judgments, estimates and assumptions that affect the amounts of assets and liabilities in the financial statements and revenues and expenses during the reporting periods. Due to the significant, subjective and complex judgments and estimates used when preparing our Consolidated Financial Statements, management regularly reviews these assumptions and estimates with the Finance and Audit Committee of our Board. Management believes the following are critical accounting policies used in the preparation of these financial statements. Actual results may differ from these estimates, including our estimates of future cash flows, which are subject to the current economic environment and changes in estimates. Other than the implementation of ASC 606 as discussed in Note 1 and 2 of the accompanying unaudited consolidated financial statements, we had no changes in our critical accounting policies and estimates which were disclosed in our Annual Report on Form 10-K for the fiscal year ended August 29, 2018.

NEW ACCOUNTING PRONOUNCEMENTS

See Note 1 to the accompanying Consolidated Financial Statements for a discussion of recent accounting guidance adopted and not yet adopted. The adopted accounting guidance discussed in did not have a significant impact on our consolidated financial position or results of operations. The Company either expects that the accounting guidance not yet adopted will not have a significant impact on the Company’s consolidated financial position or results of operations or is currently evaluating the impact of adopting the accounting guidance.

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

•	expected sources of funds for working capital requirements,

•	plans for our new prototype restaurants,

•	plans for expansion of our business,

•	scheduled openings of new units,

•	closing existing units,

•	future sales of assets and the gains or losses that may be recognized as a result of any such sales, and

•	continued compliance with the terms of our 2018 Credit Agreement, as amended.

In some cases, investors can identify these statements by forward-looking words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “outlook,” “may,” “should,” “will,” and “would” or similar words. Forward-looking statements are based on certain assumptions and analyses made by management in light of its experience and perception of historical trends, current conditions, expected future developments and other factors it believes are relevant. Although management believes that its assumptions are reasonable based on information currently available, those assumptions are subject to significant risks and uncertainties, many of which are outside of its control. The following factors, as well as the factors set forth in Item 1A of our Annual Report on Form 10-K for the fiscal year ended August 29, 2018 and any other cautionary language in this Form 10-Q, provide examples of risks, uncertainties, and events that may cause our financial and operational results to differ materially from the expectations described in our forward-looking statements:

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to interest rate risk due to changes in interest rates affecting our variable-rate debt. As of December 19, 2018, the total amount of debt subject to interest rate fluctuations outstanding under our 2018 Credit Facility was $60.0 million. Assuming an average debt balance with interest rate exposure of $60.0 million, a 100 basis point increase in prevailing interest rates would increase our annual interest expense by $0.6 million.

We have exposure to various foreign currency exchange rate fluctuations for revenues generated by our operations outside of the United States, which can adversely impact our net income and cash flows. Sales to customers and royalties from franchisees outside the contiguous United States as a percentage of our total revenues was approximately 0.09% and 0.10% in the quarter ended December 19, 2018 and December 20, 2017, respectively.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act), as of December 19, 2018. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of December 19, 2018, our disclosure controls and procedures were effective in providing reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended December 19, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II—OTHER INFORMATION

Item 1. Legal Proceedings

There have been no material changes to our legal proceedings as disclosed in “Legal Proceedings” in Item 3 of Part I of our Annual Report on Form 10-K for the fiscal year ended August 29, 2018.

Item 1A. Risk Factors

There have been no material changes during the quarter ended December 19, 2018 to the Risk Factors discussed in Item 1A of Part I of our Annual Report on Form 10-K for the fiscal year ended August 29, 2018.

Item 5. Other Information

None

Item 6. Exhibits

10.1
Credit Agreement, dated as of December 13, 2018, among the Company, the lenders from time, (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, filed with the Securities and Exchange Commission on December 14, 2018, File No. 1-08308).

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

LUBY’S, INC. (Registrant)

Date:	1/28/2019	By:	/s/ Christopher J. Pappas
Christopher J. Pappas
President and Chief Executive Officer
(Principal Executive Officer)

Date:	1/28/2019	By:	/s/ K. Scott Gray
K. Scott Gray
Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)