Form 10-Q
period 2019-03-13
LUBYS INC
filed 2019-04-22
CIK 16099

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
__________________________
FORM 10-Q
__________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 13, 2019
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

As of April 17, 2019, there were 29,875,791 shares of the registrant’s common stock outstanding.

Luby’s, Inc.
Form 10-Q
Quarter ended March 13, 2019

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

Part I—FINANCIAL INFORMATION

Item 1. Financial Statements

Luby’s, Inc.
Consolidated Balance Sheets
(In thousands, except share data)

	March 13, 2019	August 29, 2018
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$3,907	$3,722
Restricted cash and cash equivalents	10,832	—
Trade accounts and other receivables, net	9,201	8,787
Food and supply inventories	4,067	4,022
Prepaid expenses	2,688	3,219
Total current assets	30,695	19,750
Property held for sale	14,940	19,469
Assets related to discontinued operations	1,813	1,813
Property and equipment, net	130,921	138,287
Intangible assets, net	17,286	18,179
Goodwill	555	555
Other assets	1,372	1,936
Total assets	$197,582	$199,989
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$9,192	$10,457
Liabilities related to discontinued operations	4	14
Current portion of credit facility debt	—	39,338
Accrued expenses and other liabilities	25,030	31,755
Total current liabilities	34,226	81,564
Credit facility debt, less current portion	40,674	—
Liabilities related to discontinued operations	16	16
Other liabilities	7,583	5,781
Total liabilities	82,499	87,361
Commitments and Contingencies
SHAREHOLDERS’ EQUITY
Common stock, $0.32 par value; 100,000,000 shares authorized; shares issued were 30,289,492 and 30,003,642; and shares outstanding were 29,789,492 and 29,503,642, at March 13, 2019 and August 29, 2018, respectively	9,693	9,602
Paid-in capital	34,614	33,872
Retained earnings	75,551	73,929
Less cost of treasury stock, 500,000 shares	(4,775)	(4,775)
Total shareholders’ equity	115,083	112,628
Total liabilities and shareholders’ equity	$197,582	$199,989

The accompanying notes are an integral part of these Consolidated Financial Statements.

Luby’s, Inc.
Consolidated Statements of Operations (unaudited)
(In thousands, except per share data)

	Quarter Ended		Two Quarters Ended
	March 13, 2019	March 14, 2018	March 13, 2019	March 14, 2018
	(12 weeks)	(12 weeks)	(28 weeks)	(28 weeks)
SALES:
Restaurant sales	$65,369	$74,352	$156,468	$178,934
Culinary contract services	7,543	5,889	17,039	12,774
Franchise revenue	1,421	1,401	3,644	3,288
Vending revenue	90	151	190	294
TOTAL SALES	74,423	81,793	177,341	195,290
COSTS AND EXPENSES:
Cost of food	18,144	21,181	43,226	50,936
Payroll and related costs	24,730	28,512	59,244	66,640
Other operating expenses	11,412	14,360	27,914	33,858
Occupancy costs	4,166	4,707	10,041	10,968
Opening costs	11	331	44	406
Cost of culinary contract services	6,717	5,677	15,532	12,009
Cost of franchise operations	247	369	519	856
Depreciation and amortization	3,222	3,998	8,126	9,351
Selling, general and administrative expenses	9,017	9,188	20,240	20,712
Provision for asset impairments and restaurant closings	1,195	1,407	2,422	2,252
Net loss (gain) on disposition of property and equipment	(12,651)	(204)	(12,501)	18
Total costs and expenses	66,210	89,526	174,807	208,006
INCOME (LOSS) FROM OPERATIONS	8,213	(7,733)	2,534	(12,716)
Interest income	19	5	19	11
Interest expense	(1,554)	(545)	(3,269)	(1,194)
Other income, net	55	194	86	309
Income (loss) before income taxes and discontinued operations	6,733	(8,079)	(630)	(13,590)
Provision for income taxes	93	3,382	213	3,373
Income (loss) from continuing operations	6,640	(11,461)	(843)	(16,963)
Loss from discontinued operations, net of income taxes	(8)	(110)	(13)	(145)
NET INCOME (LOSS)	$6,632	$(11,571)	$(856)	$(17,108)
Income (loss) per share from continuing operations:
Basic	$0.22	$(0.38)	$(0.03)	$(0.57)
Assuming dilution	$0.22	$(0.38)	$(0.03)	$(0.57)
Loss per share from discontinued operations:
Basic	$(0.00)	$(0.01)	$(0.00)	$(0.00)
Assuming dilution	$(0.00)	$(0.01)	$(0.00)	$(0.00)
Net income (loss) per share:
Basic	$0.22	$(0.39)	$(0.03)	$(0.57)
Assuming dilution	$0.22	$(0.39)	$(0.03)	$(0.57)
Weighted average shares outstanding:
Basic	29,769	29,950	29,671	29,802
Assuming dilution	29,799	29,950	29,671	29,802

 The accompanying notes are an integral part of these Consolidated Financial Statements.

Luby’s, Inc.
Consolidated Statement of Shareholders’ Equity (unaudited)
(In thousands)

	Common Stock						Total
	Issued		Treasury		Paid-In	Retained	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Earnings	Equity
Balance at August 30, 2017	29,624	$9,480	(500)	$(4,775)	$31,850	107,497	144,052
Net loss	—	—	—	—	—	(5,537)	(5,537)
Share-based compensation expense	30	10	—	—	857	—	867
Common stock issued under employee benefit plans	163	52	—	—	(52)	—	—
Balance at December 20, 2017	29,817	$9,542	(500)	$(4,775)	$32,655	$101,960	$139,382
Net loss	—	—	—	—	—	(11,571)	(11,571)
Share-based compensation expense	27	8	—	—	377	—	385
Common stock issued under employee benefit plans	20	7	—	—	(7)	—	—
Common stock issued under nonemployee benefit plans	87	28	—	—	(28)	—	—
Balance at March 14, 2018	29,951	$9,585	(500)	$(4,775)	$32,997	$90,389	$128,196

	Common Stock						Total
	Issued		Treasury		Paid-In	Retained	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Earnings	Equity
Balance at August 29, 2018	30,003	$9,602	(500)	$(4,775)	$33,872	$73,929	$112,628
Net loss	—	—	—	—	—	(7,489)	(7,489)
Cumulative effect of accounting changes from the adoption of ASC Topic 606	—	—	—	—	—	2,479	2,479
Share-based compensation expense	42	13	—	—	426	—	439
Common stock issued under employee benefit plans	81	26	—	—	(26)	—	—
Common stock issued under nonemployee benefit plans	38	12	—	—	(12)	—	—
Balance at December 19, 2018	30,164	$9,653	(500)	$(4,775)	$34,260	$68,919	$108,057
Net Income	—	—	—	—	—	$6,632	$6,632
Share-based compensation expense	98	31	—	—	363	—	394
Common stock issued under employee benefit plans	12	4	—	—	(4)	—	—
Common stock issued under nonemployee benefit plans	15	5	—	—	(5)	—	—
Balance at March 13, 2019	30,289	$9,693	(500)	$(4,775)	$34,614	$75,551	$115,083

The accompanying notes are an integral part of these Consolidated Financial Statements.

Luby’s, Inc.
Consolidated Statements of Cash Flows (unaudited)
(In thousands)

	Two Quarters Ended
	March 13, 2019	March 14, 2018
	(28 weeks)	(28 weeks)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(856)	$(17,108)
Adjustments to reconcile net loss to net cash used in operating activities:
Provision for asset impairments and net losses (gains) on property sales	(10,079)	2,271
Depreciation and amortization	8,126	9,351
Amortization of debt issuance cost	811	70
Share-based compensation expense	823	1,252
Deferred tax provision	—	3,494
Cash used in operating activities before changes in operating assets and liabilities	(1,175)	(670)
Changes in operating assets and liabilities:
Increase in trade accounts and other receivables	(414)	(376)
Increase in food and supply inventories	(45)	(188)
Decrease in prepaid expenses and other assets	1,115	218
Decrease in accounts payable, accrued expenses and other liabilities	(7,110)	(1,121)
Net cash used in operating activities	(7,629)	(2,137)
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from disposal of assets and property held for sale	20,444	2,805
Insurance proceeds	—	756
Purchases of property and equipment	(1,781)	(8,030)
Net cash provided by (used in) investing activities	18,663	(4,469)
CASH FLOWS FROM FINANCING ACTIVITIES:
Revolver borrowings	34,500	47,900
Revolver repayments	(54,500)	(39,300)
Proceeds from term loan	58,400	—
Term loan repayments	(35,169)	(1,415)
Debt issuance costs	(3,236)	—
Taxes paid on equity withheld	(12)	(70)
Net cash provided by (used in) financing activities	(17)	7,115
Net increase in cash and cash equivalents and restricted cash	11,017	509
Cash and cash equivalents and restricted cash at beginning of period	3,722	1,096
Cash and cash equivalents and restricted cash at end of period	$14,739	$1,605
Cash paid for:
Income taxes	$51	$—
Interest	1,951	1,065

The accompanying notes are an integral part of these Consolidated Financial Statements.

Luby’s, Inc.
Notes to Consolidated Financial Statements (unaudited)

Note 1. Basis of Presentation

The accompanying unaudited Consolidated Financial Statements of Luby’s, Inc. (the “Company”, "we", "our", "us", or “Luby’s”) have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements that are prepared for the Company’s Annual Report on Form 10-K. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the quarter ended March 13, 2019 are not necessarily indicative of the results that may be expected for the fiscal year ending August 28, 2019.

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
The error resulted from a duplication in the general ledger of certain sales within our CCS segment. While this error was not material to any previously issued annual or quarterly interim consolidated financial statements, management concluded that correcting the cumulative error and related tax effects would be material to the Company's consolidated financial statements for the fiscal quarter ended June 6, 2018.
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
New Accounting Pronouncements - "to be Adopted"

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). In January, July and December 2018, the FASB issued ASU 2018-01, 2018-10, 2018-11, 2018-20 and 2019-01, which were targeted improvements to ASU 2016-02 (collectively, with ASU 2016-02, “ASC 842”) and provided entities with an additional (and optional) transition method to adopt the new lease standard. ASC 842 requires a lessee to recognize a liability to make lease payments and a corresponding right-of-use asset on the balance sheet, as well as provide additional disclosures about the amount, timing and uncertainty of cash flows arising from leases. ASC 842 is effective for annual and interim periods beginning after December 15, 2018, which will require us to adopt the new standard in the first quarter of fiscal 2020. ASC 842 may be adopted using the modified retrospective method, which requires application to all comparative periods presented (the “comparative method”) or alternatively, as of the effective date of initial application without restating comparative period financial statements (the “effective date method”). The new standard also provides several practical expedients and policies that companies may elect under either transition method. Based on a preliminary assessment, we expect that most of our operating lease commitments will be subject to the new standard and recognized as operating lease liabilities and right-of-use assets upon adoption, resulting in a significant increase in the assets and liabilities on our consolidated balance sheet. We are continuing our assessment of the impact of adoption, which may identify additional impacts to our consolidated financial statements. We have not yet determined the method we will use to adopt ASC 842.
Subsequent Events
We evaluate events subsequent to March 13, 2019 through the date the financial statements are issued to determine if the nature and significance of the events warrant inclusion in our consolidated financial statements.

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
Under the Previous Standards, initial franchise fees and area development fees were recognized as revenue when the related restaurant commenced operations and we completed all material pre-opening services and conditions. Renewal franchise fees were recognized as revenue upon execution of a new franchise agreement. MAF contributions from franchisees and the related MAF expenditures were accounted for on a net basis in our Consolidated Balance Sheets.
Revenue from vending machine sales is recorded at the point in time when the sale occurs.
Contract Liabilities
Contract liabilities consist of (1) deferred revenue resulting from initial and renewal franchise fees and upfront area development fees paid by franchisees, which are generally recognized on a straight-line basis over the term of the underlying agreement, (2) liability for unused gift cards and (3) unamortized discount on gift cards sold to 3rd party retailers. These contract liabilities are included in accrued expenses and other liabilities in our consolidated balance sheets. The following table reflects the change in contract liabilities between the date of adoption (August 30, 2018) and March 13, 2019 (in thousands):

	Gift Cards, net of discounts	Franchise Fees
	(In thousands)
Balance at August 30, 2018	$2,707	$1,891
Revenue recognized that was included in the contract liability balance at the beginning of the year	(990)	(503)
Increase (decrease), net of amounts recognized as revenue during the period	1,633	(20)
Balance at March 13, 2019	$3,350	$1,368
The following table illustrates the estimated revenues expected to be recognized in the future related to our deferred franchise fees that are unsatisfied (or partially unsatisfied) as of March 13, 2019 (in thousands):

Franchise Fees
(In thousands)
Remainder of fiscal 2019	$18
Fiscal 2020	40
Fiscal 2021	40
Fiscal 2022	40
Fiscal 2023	39
Thereafter	401
Total operating franchise restaurants	$578
Franchise restaurants not yet opened(1)	790
Total	$1,368
(1) Amortization of the deferred franchise fees will begin when the restaurant commences operations and revenue will be recognized straight-line over the franchise term (which is typically 20 years). If the franchise agreement is terminated, the deferred franchise fee will be recognized in full in the period of termination.
Disaggregation of Total Revenues
For the two quarters ended March 13, 2019, total sales of $177.3 million was comprised of revenue from performance obligations satisfied over time of $12.3 million and revenue from performance obligations satisfied at a point in time of $165.0 million. For the quarter ended March 13, 2019, total sales of $74.4 million was comprised of revenue from performance obligations satisfied over time of $5.2 million and revenue from performance obligations satisfied at a point in time of $69.2 million. See Note 4. Reportable Segments for disaggregation of revenue by reportable segment.

With the exception of the cumulative effect adjustment described in Note 1, the adoption of ASC 606 did not have a material effect on our consolidated financial statements for the two quarters ended March 13, 2019.

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

The total number of Company-owned restaurants was 136 at March 13, 2019 and 146 at August 29, 2018.

Culinary Contract Services

CCS, branded as Luby’s Culinary Services, is a business line servicing healthcare, sport stadiums, corporate dining clients, and sales through retail grocery stores. The healthcare accounts are full service and typically include in-room delivery, catering, vending, coffee service, and retail dining. CCS has contracts with long-term acute care hospitals, acute care medical centers, ambulatory surgical centers, retail grocery stores, behavioral hospitals, sports stadiums, a senior care facility, government, business and industry clients. CCS has the unique ability to deliver quality services that include facility design and procurement as well as nutrition and branded food services to our clients. The cost of Culinary Contract Services on the Consolidated Statements of Operations includes all food, payroll and related costs, other operating expenses, and other direct general and administrative expenses related to CCS sales. The total number of CCS locations was 33 at March 13, 2019 and 28 at August 29, 2018.

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

Franchisees bear all direct costs involved in the development, construction, and operation of their restaurants. In exchange for a franchise fee, the Company provides assistance to franchisees in the following areas: site selection, prototypical architectural plans, interior and exterior design and layout, training, marketing and sales techniques, assistance by a Fuddruckers “opening team” at the time a franchised restaurant opens, as well as accounting and operational guidelines set forth in various policies and procedures manuals.

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

The number of franchised restaurants was 102 at March 13, 2019 and 105 at August 29, 2018.

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

	Quarter Ended		Two Quarters Ended
	March 13, 2019	March 14, 2018	March 13, 2019	March 14, 2018
	(12 weeks)	(12 weeks)	(28 weeks)	(28 weeks)
	(In thousands)
Sales:
Company-owned restaurants (1)	$65,459	$74,503	$156,658	$179,228
Culinary contract services	7,543	5,889	17,039	12,774
Franchise operations	1,421	1,401	3,644	3,288
Total	$74,423	$81,793	$177,341	$195,290
Segment level profit:
Company-owned restaurants	$7,007	$5,743	$16,233	$16,826
Culinary contract services	826	212	1,507	765
Franchise operations	1,174	1,032	3,125	2,432
Total	$9,007	$6,987	$20,865	$20,023
Depreciation and amortization:
Company-owned restaurants	$2,613	$3,319	$7,004	$7,772
Culinary contract services	24	18	46	37
Franchise operations	177	178	413	414
Corporate	408	483	663	1,128
Total	$3,222	$3,998	$8,126	$9,351
Capital expenditures:
Company-owned restaurants	$498	$2,993	$1,562	$6,417
Culinary contract services	(44)	22	10	130
Corporate	208	690	209	1,483
Total	$662	$3,705	$1,781	$8,030

Income (loss) before income taxes and discontinued operations
Segment level profit	$9,007	$6,987	$20,865	$20,023
Opening costs	(11)	(331)	(44)	(406)
Depreciation and amortization	(3,222)	(3,998)	(8,126)	(9,351)
Selling, general and administrative expenses	(9,017)	(9,188)	(20,240)	(20,712)
Provision for asset impairments and restaurant closings	(1,195)	(1,407)	(2,422)	(2,252)
Net gain (loss) on disposition of property and equipment	12,651	204	12,501	(18)
Interest income	19	5	19	11
Interest expense	(1,554)	(545)	(3,269)	(1,194)
Other income, net	55	194	86	309
Income (loss) before income taxes and discontinued operations	$6,733	$(8,079)	$(630)	$(13,590)

	March 13, 2019	August 29, 2018
Total assets:
Company-owned restaurants(2)	$152,855	$151,511
Culinary contract services	6,175	4,569
Franchise operations(2)	10,979	10,982
Corporate	27,573	32,927
Total	$197,582	$199,989

(1)
Includes vending revenue of approximately $90 thousand and $151 thousand for the quarter ended March 13, 2019 and March 14, 2018, respectively, and amortization of discounts on gift cards sold partially offset by gift card breakage of approximately $100 thousand in the quarter ended March 13, 2019. Includes vending revenue of approximately $190 thousand and $294 thousand for the two quarters ended March 13, 2019 and March 14, 2018, respectively, and amortization of discounts on gift cards sold partially offset by gift card breakage of approximately $244 thousand in the two quarters ended March 13, 2019.

(2)
Company-owned restaurants segment includes $7.8 million of Fuddruckers trade name, Cheeseburger in Paradise liquor licenses, and Jimmy Buffett intangibles. Franchise operations segment includes approximately $9.5 million in royalty intangibles.

Note 5. Derivative Financial Instruments

The Company enters into derivative instruments, from time to time, to manage its exposure to changes in interest rates on a percentage of its long-term variable rate debt. On December 14, 2016, the Company entered into an interest rate swap, pay fixed - receive floating, with a constant notional amount of $17.5 million. The fixed swap rate we paid was 1.965% and the variable rate we received was one-month LIBOR. The term of the interest rate swap was 5 years. The Company does not apply hedge accounting treatment to this derivative, therefore, changes in fair value of the instrument were recognized in Other income (expense), net. The changes in the interest rate swap fair value resulted in an expense of approximately $0.1 million during the two quarters ended March 13, 2019 and a credit to expense of approximately $0.2 million in the two quarters ended March 14, 2018. The Company terminated its interest rate swap in the quarter ended December 19, 2018 and received approximately $0.3 million in cash proceeds.

The Company does not hold or use derivative instruments for trading purposes.

Note 6. Fair Value Measurements

GAAP establishes a framework for using fair value to measure assets and liabilities, and expands disclosure about fair value measurements. Fair value measurements guidance applies whenever other authoritative accounting guidance requires or permits assets or liabilities to be measured at fair value.

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

The fair values of the Company's cash and cash equivalents, restricted cash and cash equivalents, trade receivables and other receivables, net, and accounts payable approximate their carrying value due to their short duration. The carrying value of the Company's total credit facility debt, net of unamortized discounts and debt issue costs, at March 13, 2019 and August 29, 2018 was approximately $40.7 million and $39.3 million, respectively, which approximates fair value because the applicable interest rate is adjusted frequently based on short-term market rates (Level 2).

 Recurring fair value measurements related to assets are presented below:

Fair Value Measurement Using
	March 13, 2019	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Valuation Method
Recurring Fair Value - Assets		(In thousands)
Continuing Operations:
Derivative - Interest Rate Swap(1)	$—	$—	$—	$—
(1) The Company terminated its interest rate swap in the first quarter of fiscal 2019 and received cash proceeds of approximately $0.3 million which is recorded in Other income.

		Fair Value Measurement Using
	March 14, 2018	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Valuation Method
Recurring Fair Value - Assets		(In thousands)
Continuing Operations:
Derivative - Interest Rate Swap(1)	$361	—	$361	—	Discounted Cash Flow
(1) The fair value of the interest rate swap is recorded in Other Assets on the company's Consolidated Balance Sheet.

Recurring fair value measurements related to liabilities are presented below:

Fair Value Measurement Using
	March 13, 2019	Quoted Prices in Active Markets for Identical Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Valuation Method
Recurring Fair Value - Liabilities		(In thousands)
Continuing Operations:
TSR Performance Based Incentive Plan(1)	$—	$—	$—	$—	Monte Carlo Simulation
(1) The fair value of the Company's 2017 Performance Based Incentive Plan liabilities was zero. See Note 13 to the Company's consolidated financial statements in this Form 10-Q for further discussion of Performance Based Incentive Plan.

		Fair Value Measurement Using
	March 14, 2018	Quoted Prices in Active Markets for Identical Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Valuation Method
Recurring Fair Value - Liabilities		(In thousands)
Continuing Operations:
TSR Performance Based Incentive Plan(1)	$357	$—	$357	$—	Monte Carlo Simulation
Total liabilities at Fair Value	$357	$—	$357	$—
(1) The fair value of the Company's 2016 and 2017 Performance Based Incentive Plan liabilities were approximately $0.2 million and $0.1 million, respectively, and is recorded in Other liabilities on the Company's Consolidated Balance Sheet. See Note 13 to the Company's consolidated financial statements in this Form 10-Q for further discussion of Performance Based Incentive Plan.

Non-recurring fair value measurements related to impaired property held for sale and property and equipment consisted of the following:

		Fair Value Measurement Using
	March 13, 2019	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Impairments(3)
Nonrecurring Fair Value Measurements		(In thousands)
Continuing Operations
Property held for sale(1)	$6,573	$—	$—	$6,573	$(62)
Property and equipment related to company-owned restaurants(2)	704	—	—	704	(1,129)
Total Nonrecurring Fair Value Measurements	$7,277	$—	$—	$7,277	$(1,191)
(1) In accordance with Subtopic 360-10, long-lived assets held for sale with a carrying value of approximately $6.6 million were written down to their fair value, less cost to sell, of approximately $6.6 million, resulting in an impairment charge of less than $0.1 million.
(2) In accordance with Subtopic 360-10, long-lived assets held and used with a carrying value of approximately $1.8 million were written down to their fair value of approximately $0.7 million, resulting in an impairment charge of approximately $1.1 million.
(3) Total impairments for continuing operations are included in Provision for asset impairments and restaurant closings in the Company's Consolidated Statement of Operations for the two quarters ended March 13, 2019.

		Fair Value Measurement Using
	March 14, 2018	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Impairments(4)
Nonrecurring Fair Value Measurements		(In thousands)
Continuing Operations
Property held for sale(1)	$2,331	$—	$—	$2,331	$(298)
Property and equipment related to company-owned restaurants (2)	1,519	—	—	1,519	(1,116)
Goodwill (3)	—	—	—	—	(273)
Total Nonrecurring Fair Value Measurements	$3,850	$—	$—	$3,850	$(1,687)
(1) In accordance with Subtopic 360-10, long-lived assets held for sale with a carrying value of approximately $2.6 million were written down to their fair value, less costs to sell, of approximately $2.3 million, resulting in an impairment charge of approximately $0.3 million.
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
(4) Total impairments are included in Provision for asset impairments and restaurant closings in the Company's Consolidated Statement of Operations in the two quarters ended March 14, 2018.

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

No cash payments of estimated federal income taxes were made during the two quarters ended March 13, 2019 and March 14, 2018, respectively. Deferred tax assets and liabilities are recorded based on differences between the financial reporting basis and the tax basis of assets and liabilities using currently enacted rates and laws that will be in effect when the differences are expected to reverse.

Deferred tax assets are recognized to the extent future taxable income is expected to be sufficient to utilize those assets prior to their expiration. If current available evidence and information raises doubt regarding the realization of the deferred tax assets, on a more likely than not basis, a valuation allowance is necessary. In evaluating our ability to realize the Company's deferred tax assets, the Company considered available positive and negative evidence, scheduled reversals of deferred tax liabilities, tax-planning strategies, and results of recent operations. As of March 13, 2019, management determined that for the two quarters ended March 13, 2019 a full valuation allowance on the Company's net deferred tax assets was necessary.

The effective tax rate ("ETR") for continuing operations was 1.4% for the quarter ended March 13, 2019 and a negative 41.9% for the quarter ended March 14, 2018. The ETR for the quarter ended March 13, 2019 differs from the federal statutory rate of 21% due to management's full valuation allowance conclusion, anticipated federal jobs credits, state income taxes, and other discrete items.

The effective tax rate ("ETR") for continuing operations was a negative 33.8% for the two quarters ended March 13, 2019 and a negative 24.8% for the two quarters ended March 14, 2018. The ETR for the two quarters ended March 13, 2019 differs from the federal statutory rate of 21% due to full management's valuation allowance conclusion, anticipated federal jobs credits, state income taxes, and other discrete items.

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

Note 8. Property and Equipment, Intangible Assets and Goodwill

The costs, net of impairment, and accumulated depreciation of property and equipment at March 13, 2019 and August 29, 2018, together with the related estimated useful lives used in computing depreciation and amortization, were as follows:

	March 13, 2019	August 29, 2018	Estimated Useful Lives (years)
	(In thousands)
Land	$46,677	$46,817		—
Restaurant equipment and furnishings	70,676	69,678	3	to	15
Buildings	130,521	131,557	20	to	33
Leasehold and leasehold improvements	23,638	27,172	Lesser of lease term or estimated useful life
Office furniture and equipment	3,413	3,596	3	to	10
	274,925	278,820
Less accumulated depreciation and amortization	(144,004)	(140,533)
Property and equipment, net	$130,921	$138,287
Intangible assets, net	$17,286	$18,179	15	to	21

During the quarter ended March 13, 2019, the Company completed the sale of two properties with a total net sales price of approximately $19.6 million. The properties sold had been included in the previously announced asset sales program. The sales included lease back periods of 36 and 60 months and average annual lease payments of approximately $450 thousand and $295 thousand, respectively. The Company recorded a total net gain on the two sales of approximately $15.3 million of which $12.9 million was recognized in the quarter ending March 13, 2019 and the remainder will be recognized over the respective lease back periods. The deferred gain on the sale of the two properties is included in Other Liabilities on our consolidated balance sheet at March 13, 2019. Net proceeds from the sale were used in accordance with the 2018 Credit Agreement, to reduce the balance on its outstanding 2018 Term Loan (as defined below) and for general business purposes.
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

The aggregate amortization expense related to intangible assets subject to amortization was approximately $0.7 million for the two quarters ended March 13, 2019 and March 14, 2018, respectively. The aggregate amortization expense related to intangible assets subject to amortization is expected to be approximately $1.4 million in each of the next five successive fiscal years.

The following table presents intangible assets as of March 13, 2019 and August 29, 2018:

	March 13, 2019			August 29, 2018(1)
	(In thousands)			(In thousands)
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible Assets Subject to Amortization:

Fuddruckers trade name and franchise agreements	$29,831	$(12,591)	$17,240	$29,701	$(11,653)	$18,048

Cheeseburger in Paradise trade name and license agreements	76	(30)	46	206	(75)	131

Intangible assets, net	$29,907	$(12,621)	$17,286	$29,907	$(11,728)	$18,179
(1) The amounts as of August 29, 2018 reflect a reclassification of amounts from the Cheeseburger in Paradise trade name and license agreements to the Fuddruckers trade name and franchise agreements lines on the table, netting to approximately $88 thousand.

Goodwill, net of accumulated impairments of approximately $1.9 million, was approximately $555 thousand as of March 13, 2019 and August 29, 2018, respectively, and relates to our Company-owned restaurants reportable segment. Goodwill has been allocated and impairment is assessed at the reporting level, which is the individual restaurants within our Fuddruckers and Cheeseburger in Paradise brands that were acquired in fiscal 2010 and fiscal 2013, respectively. The net Goodwill balance at March 13, 2019 is comprised of amounts assigned to one Cheeseburger in Paradise restaurant that is still operated by us, and the goodwill from the Fuddruckers acquisition in 2010. The Company performs a goodwill impairment test annually as of the end of the second fiscal quarter of each year and more frequently when negative conditions or a triggering event arises. Management prepares valuations for each of its restaurants using a discounted cash flow analysis (Level 3 inputs) to determine the fair value of each reporting unit for comparison with the reporting unit's carrying value in determining if there has been an impairment of goodwill at the reporting level.

The Company recorded no goodwill impairment charges during the two quarters ended March 13, 2019 and March 14, 2018, respectively.

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

For assets held for use, the Company estimates future cash flows using assumptions based on possible outcomes of the areas analyzed. If the estimated undiscounted future cash flows are less than the carrying value of the location’s assets, the Company records an impairment loss based on an estimate of discounted cash flows. The estimates of future cash flows, based on reasonable and supportable assumptions and projections, require management’s subjective judgments. Assumptions and estimates used include operating results, changes in working capital, discount rate, growth rate, anticipated net proceeds from disposition of the property and, if applicable, lease terms. The span of time for which future cash flows are estimated is often lengthy, increasing the sensitivity to assumptions made. The time span could be 20 to 25 years for newer properties, but only 5 to 10 years for older properties. Depending on the assumptions and estimates used, the estimated future cash flows projected in the evaluation of long-lived assets can vary within a wide range of outcomes. The Company considers the likelihood of possible outcomes in determining the best estimate of future cash flows. The measurement for such an impairment loss is then based on the fair value of the asset as determined by discounted cash flows.

The Company recognized the following impairment charges to income from operations:

	Two Quarters Ended
	March 13, 2019	March 14, 2018
	(28 weeks)	(28 weeks)
	(In thousands, except per share data)
Provision for asset impairments and restaurant closings	$2,422	$2,252
Net loss (gain) on disposition of property and equipment	(12,501)	18

	$(10,079)	$2,270
Effect on EPS:
Basic	$0.34	$(0.08)
Assuming dilution	$0.34	$(0.08)

The approximate $2.4 million impairment charge for the two quarters ended March 13, 2019 is primarily related to assets at eight property locations held for use, six properties held for sale written down to their fair value and one international joint venture investment.

The approximate $2.3 million impairment charge for the two quarters ended March 14, 2018 is primarily related to assets at seven property locations held for use, three properties held for sale written down to their fair value, goodwill at 2 locations, and approximately $0.6 million in net lease termination costs at five property locations.

The approximate $12.5 million net gain for the two quarters ended March 13, 2019 is primarily related to gains on the sale and leaseback of two properties partially offset by routine asset retirements.

The approximate $18 thousand net loss for the two quarters ended March 14, 2018 is primarily related to asset retirements at six property location closures partially offset by gains on the sale of two property locations.

Discontinued Operations

As a result of the first quarter fiscal 2010 adoption of the Company’s Cash Flow Improvement and Capital Redeployment Plan, the Company reclassified 24 Luby’s Cafeterias to discontinued operations. As of March 13, 2019, one location remains held for sale.

The following table sets forth the assets and liabilities for all discontinued operations:

	March 13, 2019	August 29, 2018
	(In thousands)
Property and equipment	$1,813	$1,813
Assets related to discontinued operations—non-current	$1,813	$1,813
Accrued expenses and other liabilities	$4	$14
Liabilities related to discontinued operations—current	$4	$14
Other liabilities	$16	$16
Liabilities related to discontinued operations—non-current	$16	$16

As of March 13, 2019, under both closure plans, the Company had one property classified as discontinued operations. The asset carrying value of the owned property was approximately $1.8 million and is included in assets related to discontinued operations. The Company is actively marketing this property for sale. The asset carrying value at one other property with a ground lease, included in discontinued operations, was previously impaired to zero.

The following table sets forth the sales and pretax losses reported from discontinued operations:

	Two Quarters Ended
	March 13, 2019	March 14, 2018
	(28 weeks)	(28 weeks)
	(In thousands)
Sales	$—	$—

Pretax loss	$(13)	$(8)
Income tax expense from discontinued operations	—	(137)
Loss from discontinued operations, net of income taxes	$(13)	$(145)

The following table summarizes discontinued operations for the two quarters of fiscal 2019 and 2018:

	Two Quarters Ended
	March 13, 2019	March 14, 2018
	(28 weeks)	(28 weeks)
	(In thousands, except per share data)
Discontinued operating loss	$(13)	$(8)
Impairments	—	—
Pretax loss	(13)	(8)
Income tax expense from discontinued operations	—	(137)
Loss from discontinued operations, net of income taxes	$(13)	$(145)
Effect on EPS from discontinued operations—basic	$(0.00)	$(0.00)

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

At March 13, 2019, the Company had 13 owned properties with a carrying value of approximately $14.9 million in property held for sale. The pretax profit (loss) for the disposal group of locations operating for the two quarters ended ended March 13, 2019 and March 14, 2018 was a pretax income of approximately $12.8 million and $0.5 million, respectively. Included in the pretax income for the disposal group of locations was net gains on disposal of assets of approximately $12.9 million and $0.2 million, respectively for the two quarters ended March 13, 2019 and March 14, 2018.

At August 29, 2018, the Company had 15 owned properties, of which two restaurants are located on one property, with a carrying value of approximately $19.5 million in property held for sale. The pretax loss for the disposal group of locations operating in fiscal 2018 was approximately $1.2 million.

The Company is actively marketing the locations currently classified as property held for sale.

Abandoned Leased Facilities - Reserve for Store Closings

As of March 13, 2019, the Company classified 11 restaurant leased locations in Arizona, Florida, Illinois, Indiana, Maryland, New York, Oklahoma, Texas and Virginia as abandoned. Although the Company remains obligated under the terms of the leases for the rent and other costs that may be associated with the leases, the Company decided to cease operations and has no foreseeable plans to occupy the spaces as a company restaurant in the future. During the two quarters ended March 13, 2019, the Company recorded an increase to the liability for lease termination expense and a charge to earnings, in provision for asset impairments and restaurant closings of approximately $0.2 million. The liability is equal to the total amount of rent and other direct costs for the remaining period of time the properties will be unoccupied plus the present value, calculated using a credit-adjusted risk free rate, of the amount by which the rent paid by the Company to the landlord exceeds any rent paid to the Company by a tenant under a sublease over the remaining period of the lease terms. Accrued lease termination expense was approximately $2.0 million as of March 13, 2019 and August 29, 2018, respectively.

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

Note 11. Related Parties

Affiliate Services

Christopher J. Pappas, the Company’s Chief Executive Officer, and Harris J. Pappas, former director and Chief Operating Officer of the Company, own two restaurant entities (the “Pappas entities”) that from time to time may provide services to the Company and its subsidiaries, as detailed in the Amended and Restated Master Sales Agreement dated August 2, 2017 among the Company and the Pappas entities. Collectively, Messrs. Pappas and the Pappas entities own greater than 5 percent of the Company's common stock.

Under the terms of the Amended and Restated Master Sales Agreement, the Pappas entities may provide specialized (customized) equipment fabrication and basic equipment maintenance, including stainless steel stoves, shelving, rolling carts, and chef tables. The Company incurred $13 thousand under the Amended and Restated Master Sales Agreement for custom-fabricated and refurbished equipment in the two quarters ended March 13, 2019 and incurred two thousand dollars in costs in the two quarters ended March 14, 2018. Services provided under this agreement are subject to review and approval by the Finance and Audit Committee of the Board.

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

On November 22, 2006, the Company executed a new lease agreement with respect to this shopping center. Effective upon the Company’s relocation and occupancy into the new space in July 2008, the new lease agreement provides for a primary term of approximately 12 years with two subsequent five-year options and gives the landlord an option to buy out the tenant on or after the calendar year 2015 by paying the then unamortized cost of improvements to the tenant. The Company pays rent of $22.00 per square foot plus maintenance, taxes, and insurance during the remaining primary term of the lease. Thereafter, the lease provides for increases in rent at set intervals. The new lease agreement was approved by the Finance and Audit Committee.

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

For the two quarters ended March 13, 2019 and March 14, 2018, affiliated costs incurred as a percentage of relative total Company cost was 0.54% and 0.42%, respectively. Rent payments under the two lease agreements described above were $314 thousand and $285 thousand, respectively.

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

Paulette Gerukos, Vice President of Human Resources of the Company, is the sister-in-law of Harris J. Pappas.
Note 12. Debt

The following table summarizes credit facility debt, less current portion at March 13, 2019 and August 29, 2018:

	March 13, 2019	August 29, 2018
Long-Term Debt
2016 Credit Agreement - Revolver	$—	$20,000
2016 Credit Agreement - Term Loan	—	19,506
2018 Credit Agreement - Term Loan	44,337	—
Total credit facility debt	44,337	39,506
Less:
Unamortized debt issue costs	(2,143)	(168)
Unamortized debt discount	(1,520)	—
Total credit facility debt, less unamortized debt issuance costs	40,674	39,338
Current portion of credit facility debt	—	39,338
Credit facility debt, less current portion	$40,674	$—

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
Borrowings under the 2018 Revolver, 2018 Delayed Draw Term Loan, and 2018 Term Loan will bear interest at the London InterBank Offered Rate plus 7.75% per annum. Interest is payable quarterly and accrues daily. Under the terms of the 2018 Credit Agreement, the maximum amount of interest payable, based on the aggregate principal amount of $80.0 million and interest rates in effect at December 13, 2018, in the next 12 months was required to be pre-funded at the closing date of the 2018 Credit Agreement. The pre-funded amount of approximately $8.4 million is recorded in Restricted cash and cash equivalents on the Company's Balance Sheet.
The 2018 Credit Facility is subject to the following minimum amortization payments: 1st anniversary: $10.0 million; 2nd anniversary: $10.0 million; 3rd anniversary: $15.0 million; and 4th anniversary: $15.0 million.
The Company also pays a quarterly commitment fee based on the unused portion of the 2018 Revolver and the 2018 Delayed Draw Term Loan at 0.50% per annum. Voluntary prepayments, refinancing and asset dispositions constituting a sale of all or substantially all assets, under the 2018 Delayed Draw Term Loan and the 2018 Term Loan are subject to a make whole premium during years one and two equal to the present value of all interest otherwise owed from the date of the pre-payment through the end of year two, a 2.0% fee during year three, and a 1.0% fee during year four. Finally, the Company paid to the lenders a one-time fee in connection with the closing of the 2018 Credit Facility.
Indebtedness under the 2018 Credit Facility is secured by a security interest in, among other things, all of the Company’s present and future personal property (other than certain excluded assets), all of the personal property of its guarantors (other than certain excluded assets) and all Mortgaged Property (as defined in the 2018 Credit Agreement) of the Company and its subsidiaries.
The 2018 Credit Facility contains customary covenants and restrictions on the Company’s ability to engage in certain activities, including financial performance covenants, asset sales and acquisitions, and contains customary events of default. Specifically, among other things, the Company is required to maintain minimum Liquidity (as defined in the 2018 Credit Agreement) of $3.0 million as of the last day of each fiscal quarter and a minimum Asset Coverage Ratio (as defined in the 2018 Credit Agreement) of 2.50 to 1.00. As of March 13, 2019, the Company was in full compliance with all covenants with respect to the 2018 Credit Facility.
All amounts owing by the Company under the 2018 Credit Facility are guaranteed by the subsidiaries of the Company.

As of March 13, 2019, we had no amounts due within the next 12 months under the 2018 Credit Facility due to principal repayments in excess of the required minimum during the quarter ended March 13, 2019. We had approximately $1.3 million committed under letters of credit, which is used as security for the payment of insurance obligations and are fully cash collateralized, and approximately $0.2 million in other indebtedness.
As of April 22, 2019, the Company was in compliance with all covenants under the terms of the 2018 Credit Agreement.
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

Of the aggregate 2.1 million shares approved for issuance under the Nonemployee Director Stock Plan, as amended, 1.4 million options, restricted stock units and restricted stock awards have been granted to date, and 0.1 million options were canceled or expired and added back into the plan, since the plan’s inception. Approximately 0.8 million shares remain available for future issuance as of March 13, 2019. Compensation costs for share-based payment arrangements under the Nonemployee Director Stock Plan, recognized in selling, general and administrative expenses for the two quarters ended March 13, 2019 and March 14, 2018 was approximately $289 thousand and $321 thousand, respectively and approximately $168 thousand and $169 thousand, respectively, for the quarters ended March 13, 2019 and March 14, 2018.

Of the aggregate 4.1 million shares approved for issuance under the Employee Stock Plan, as amended, 7.3 million options and restricted stock units have been granted to date, and 4.1 million options and restricted stock units were canceled or expired and added back into the plan, since the plan’s inception in 2005. Approximately 0.9 million shares remain available for future issuance as of March 13, 2019. Compensation costs for share-based payment arrangements under the Employee Stock Plan, recognized in selling, general and administrative expenses for the quarters ended ended March 13, 2019 and March 14, 2018 was approximately $113 thousand and $167 thousand, respectively and approximately $296 thousand and $455 thousand, respectively, for the two quarters ended March 13, 2019 and March 14, 2018, respectively.

Stock Options

Stock options granted under either the Employee Stock Plan or the Nonemployee Director Stock Plan have exercise prices equal to the market price of the Company’s common stock at the date of the grant.

Option awards under the Nonemployee Director Stock Plan generally vest 100% on the first anniversary of the grant date and expire ten years from the grant date. No options were granted under the Nonemployee Director Stock Plan in the two quarters ended March 13, 2019. No options to purchase shares were outstanding under this plan as of March 13, 2019.

Options granted under the Employee Stock Plan generally vest 50% on the first anniversary date of the grant date, 25% on the second anniversary of the grant date and 25% on the third anniversary of the grant date, with all options expiring ten years from the grant date. No options were granted in the two quarters ended March 13, 2019. Options to purchase 1,464,010 shares at option prices of $2.82 to $5.95 per share remain outstanding as of March 13, 2019.

A summary of the Company’s stock option activity for the two quarters ended March 13, 2019 is presented in the following table:

	Shares Under Fixed Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
		(Per share)	(In years)	(In thousands)
Outstanding at August 29, 2018	1,653,414	$4.10	6.5	$—
Forfeited	(102,102)	4.10	—	—
Expired	(87,302)	5.54	—	—
Outstanding at March 13, 2019	1,464,010	$4.01	6.3	$—
Exercisable at March 13, 2019	1,217,957	$4.19	5.8	$—

The intrinsic value for stock options is defined as the difference between the current market value, or closing price on March 13, 2019, and the grant price on the measurement dates in the table above.

At March 13, 2019, there was approximately $0.2 million of total unrecognized compensation cost related to unvested options that are expected to be recognized over a weighted-average period of 1.5 years.

Restricted Stock Units

Grants of restricted stock units consist of the Company’s common stock and generally vest after three years. All restricted stock units are cliff-vested. Restricted stock units are valued at the closing market price of the Company’s common stock at the date of grant.

A summary of the Company’s restricted stock unit activity during the two quarters ended March 13, 2019 is presented in the following table:

	Restricted Stock Units	Weighted Average Fair Value	Weighted- Average Remaining Contractual Term
		(Per share)	(In years)
Unvested at August 29, 2018	517,291	$3.79	1.8
Vested	(153,757)	4.66	—
Forfeited	(22,491)	3.60	—
Unvested at March 13, 2019	341,043	$3.41	1.5

At March 13, 2019, there was approximately $0.5 million of total unrecognized compensation cost related to unvested restricted stock units that is expected to be recognized over a weighted-average period of 1.5 years.

Performance Based Incentive Plan

For fiscal years 2015 - 2018, the Company approved a Total Shareholder Return ("TSR") Performance Based Incentive Plan (“Plan”). Each Plan’s award value varies from 0% to 200% of a base amount, as a result of the Company’s TSR performance in comparison to its peers over the respective measurement period. Each Plan’s vesting period is three years.
The Plans for fiscal years 2015 - 2017 provides for a right to receive an unspecified number of shares of common stock under the Employee Stock Plan based on the total shareholder return ranking compared to a selection of peer companies over the three-year vesting period, for each plan year. The number of shares at the end of the three-year period will be determined as the award value divided by the closing stock price on the last day of each fiscal year. Each three-year measurement period is designated a plan year name based on year one of the measurement period. Since the plans provide for an undeterminable number of awards, the plans are accounted for as liability based plans. The liability valuation estimate for each plan year has been determined based on a Monte Carlo simulation model. Based on this estimate, management accrues expense ratably over the three-year service periods. A valuation estimate of the future liability associated with each fiscal year's performance award plan is performed periodically with adjustments made to the outstanding liability at each reporting period to properly state the outstanding liability for all plan years in the aggregate as of the respective balance sheet date. As of March 13, 2019, the valuation estimate which represents the fair value of the performance awards liability for the 2017 plan year, resulted in an approximate $21 thousand decrease in the aggregate liability. The 2015 TSR Plan vested for each active participant on August 30, 2017 and a total of 187,883 shares were awarded, in the fiscal quarter ended December 20, 2017, under the Plan at 50% of the original target. The fair value of the 2015 Plan's liability in the amount of $496 thousand was converted to equity and the number of shares awarded for the 2015 TSR Plan was based on the Company's stock price at closing on the last day of fiscal 2017. The fair value of the 2016 TSR Plan was zero at the end of the three-year measurement period and at August 29, 2018 the 2016 TSR Plan was terminated with no shares vested due to the relative ranking of the Company's stock performance. The number of shares at the end of each plan's three-year periods will be determined as the award value divided by the Company's closing stock price on the last day of the plan's fiscal year.
The 2018 TSR Performance Based Incentive Plan provides for a specified number of shares of common stock under the Employee Stock Plan based on the total shareholder return ranking compared to a selection of peer companies over a three-year cycle. The Fair Value of the 2018 TSR Plan has been determined based on a Monte Carlo simulation model for the three-year period. The target number of shares for distribution at 100% of the plan was 373,294 on the grant date. The 2018 TSR Plan is accounted for as an equity award since the Plan provides for a specified number of shares. The expense for this Plan year is amortized over the three-year period based on 100% target award.
Non-cash compensation expense related to the Company's TSR Performance Based Incentive Plans, recorded in Selling, general and administrative expenses, was approximately $237 thousand and $72 thousand in the two quarters ended March 13, 2019 and March 14, 2018, respectively, and approximately $118 thousand and $(44) thousand for the quarters ended March 13, 2019 and March 14, 2018.
A summary of the Company’s restricted stock Performance Based Incentive Plan activity during the two quarters ended March 13, 2019 is presented in the following table:

	Units	Weighted Average Fair Value
		(Per share)
Unvested at August 29, 2018	373,294	$3.68
Forfeited	(19,864)	3.68
Unvested at March 13, 2019	353,430	$3.68

At March 13, 2019, there was approximately $0.7 million of total unrecognized compensation cost related to 2018 TSR Performance Based Incentive Plan that is expected to be recognized over a weighted-average period of 1.4 years.

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

Note 14. Earnings Per Share

Basic net income per share is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding for the reporting period. Diluted net income per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. For the calculation of diluted net income per share, the basic weighted average number of shares is increased by the dilutive effect of stock options determined using the treasury stock method. Stock options excluded from the computation of net income per share for the quarter and two quarters ended March 13, 2019 include 1,464,010 shares with exercise prices exceeding market prices whose inclusion would also be anti-dilutive.

The components of basic and diluted net loss per share are as follows:

	Quarter Ended		Two Quarters Ended
	March 13, 2019	March 14, 2018	March 13, 2019	March 14, 2018
	(12 weeks)	(12 weeks)	(28 weeks)	(28 weeks)
	(In thousands, expect per share data)
Numerator:
Income (loss) from continuing operations	$6,640	$(11,461)	$(843)	$(16,963)
Loss from discontinued operations, net of income taxes	(8)	(110)	(13)	(145)
NET INCOME (LOSS)	$6,632	$(11,571)	$(856)	$(17,108)
Denominator:
Denominator for basic earnings per share—weighted-average shares	29,769	29,950	29,671	29,802
Effect of potentially dilutive securities:
Employee and non-employee stock options	30	—	—	—
Denominator for earnings per share assuming dilution	29,799	29,950	29,671	29,802
Income (loss) per share from continuing operations:
Basic	$0.22	$(0.38)	$(0.03)	$(0.57)
Assuming dilution	$0.22	$(0.38)	$(0.03)	$(0.57)
Loss per share from discontinued operations:
Basic	$(0.00)	$(0.01)	$(0.00)	$(0.00)
Assuming dilution	$(0.00)	$(0.01)	$(0.00)	$(0.00)
Net income (loss) per share:
Basic	$0.22	$(0.39)	$(0.03)	$(0.57)
Assuming dilution	$0.22	$(0.39)	$(0.03)	$(0.57)

Note 15: Shareholder Rights Plan
On February 15, 2018, the Board of Directors adopted a shareholder rights plan with a 10% triggering threshold and declared a dividend distribution of one right initially representing the right to purchase one half of a share of Luby’s common stock, upon specified terms and conditions. The rights plan was effective immediately.
The Board adopted the shareholder rights plan in view of the concentrated ownership of Luby’s common stock as a means to ensure that all of Luby’s stockholders are treated equally. The shareholder rights plan is designed to limit the ability of any person or group to gain control of Luby’s without paying all of Luby’s stockholders a premium for that control. The shareholder rights plan was not adopted in response to any specific takeover bid or other plan or proposal to acquire control of Luby’s.
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
Luby’s financial condition, operations, and earnings per share was not affected by the adoption of the shareholder rights plan.
On February 11, 2019, the Board of Directors approved the first amendment to the shareholder rights plant extending the term of the shareholder rights plan to February 15, 2020.

Note 16. Cash, Cash Equivalents and Restricted Cash

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the statements of financial position that sum to the total of the same such amounts shown in the statement of cash flows:

	March 13, 2019	August 29, 2018
	(in thousands)
Cash and cash equivalents	$3,907	$3,722
Restricted cash and cash equivalents	10,832	—
Total cash and cash equivalents shown in the statement of cash flows	$14,739	$3,722

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s discussion and analysis of financial condition and results of operations should be read in conjunction with the unaudited Consolidated Financial Statements and footnotes for the quarter ended March 13, 2019 included in Item 1 of Part I of this Quarterly Report on Form 10 (this “Form 10-Q”), and the audited Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended August 29, 2018.

The following presents an analysis of the results and financial condition of our continuing operations. Except where indicated otherwise, the results of discontinued operations are excluded from this discussion

The following table sets forth selected operating data as a percentage of total sales (unless otherwise noted) for the periods indicated. All information is derived from the accompanying consolidated statements of income.

Percentages may not total due to rounding.

	Quarter Ended		Two Quarters Ended
	March 13, 2019	March 14, 2018	March 13, 2019	March 14, 2018
	(12 weeks)	(12 weeks)	(28 weeks)	(28 weeks)
Restaurant sales	87.8%	90.9%	88.2%	91.6%
Culinary contract services	10.1%	7.2%	9.6%	6.5%
Franchise revenue	1.9%	1.7%	2.1%	1.7%
Vending revenue	0.1%	0.2%	0.1%	0.2%
TOTAL SALES	100.0%	100.0%	100.0%	100.0%

STORE COSTS AND EXPENSES:
(As a percentage of restaurant sales)

Cost of food	27.8%	28.5%	27.6%	28.5%
Payroll and related costs	37.8%	38.3%	37.9%	37.2%
Other operating expenses	17.5%	19.3%	17.8%	18.9%
Occupancy costs	6.4%	6.3%	6.4%	6.1%
Vending revenue	(0.1)%	(0.2)%	(0.1)%	(0.2)%
Store level profit	10.7%	7.7%	10.4%	9.4%

COMPANY COSTS AND EXPENSES:
(As a percentage of total sales)

Opening costs	0.0%	0.4%	0.0%	0.2%
Depreciation and amortization	4.3%	4.9%	4.6%	4.8%
Selling, general and administrative expenses	12.1%	11.2%	11.4%	10.6%
Net loss (gain) on disposition of property and equipment	(17.0)%	(0.2)%	(7.0)%	0.0%

Culinary Contract Services Costs
(As a percentage of Culinary Contract Services sales)

Cost of culinary contract services	89.0%	96.4%	91.2%	94.0%
Culinary segment profit	11.0%	3.6%	8.8%	6.0%

Franchise Operations Costs
(As a percentage of Franchise revenue)

Cost of franchise operations	17.4%	26.3%	14.2%	26.0%
Franchise segment profit	82.6%	73.7%	85.8%	74.0%

(As a percentage of total sales)
INCOME (LOSS) FROM OPERATIONS	11.0%	(9.5)%	1.4%	(6.5)%
Interest income	0.0%	0.0%	0.0%	0.0%
Interest expense	(2.1)%	(0.7)%	(1.8)%	(0.6)%
Other income, net	0.1%	0.2%	0.0%	0.2%
Income (loss) before income taxes and discontinued operations	9.0%	(9.9)%	(0.4)%	(7.0)%
Provision for income taxes	0.1%	4.1%	0.1%	1.7%
Income (loss) from continuing operations	8.9%	(14.0)%	(0.5)%	(8.7)%
Loss from discontinued operations, net of income taxes	(0.0)%	(0.1)%	0.0%	(0.1)%
NET INCOME (LOSS)	8.9%	(14.1)%	(0.5)%	(8.8)%

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

	Quarter Ended		Two Quarters Ended
	March 13, 2019	March 14, 2018	March 13, 2019	March 14, 2018
	(12 weeks)	(12 weeks)	(28 weeks)	(28 weeks)
	(In thousands)		(In thousands)
Store level profit	$7,007	$5,743	$16,233	$16,826

Plus:
Sales from culinary contract services	7,543	5,889	17,039	12,774
Sales from franchise operations	1,421	1,401	3,644	3,288

Less:
Opening costs	11	331	44	406
Cost of culinary contract services	6,717	5,677	15,532	12,009
Cost of franchise operations	247	369	519	856
Depreciation and amortization	3,222	3,998	8,126	9,351
Selling, general and administrative expenses	9,017	9,188	20,240	20,712
Provision for asset impairments and restaurant closings	1,195	1,407	2,422	2,252
Net loss (gain) on disposition of property and equipment	(12,651)	(204)	(12,501)	18
Interest income	(19)	(5)	(19)	(11)
Interest expense	1,554	545	3,269	1,194
Other income, net	(55)	(194)	(86)	(309)
Provision for income taxes	93	3,382	213	3,373
Income (loss) from continuing operations	$6,640	$(11,461)	$(843)	$(16,963)

The following table shows our restaurant unit count as of August 29, 2018 and March 13, 2019.

Restaurant Counts:

	August 29, 2018	FY19 YTD Q2 Openings	FY19 YTD Q2 Closings	March 13, 2019
Luby’s Cafeterias	84	—	(3)	81
Fuddruckers Restaurants	60	—	(6)	54
Cheeseburger in Paradise	2	—	(1)	1
Total	146	—	(10)	136

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

As of March 13, 2019, we owned and operated 136 restaurants, of which 81 are traditional cafeterias, 54 are gourmet hamburger restaurants, and one is a casual dining restaurant and bar. These establishments are located in close proximity to retail centers, business developments and residential areas mostly throughout the United States. Included in the 136 restaurants that we own and operate are 12 restaurants located at six property locations where we operate a side-by-side Luby’s Cafeteria and Fuddruckers on the same property. We refer to these locations as “Combo locations.”

As of March 13, 2019, we operated 33 Culinary Contract Services locations. We operated 24 of these locations in the Houston, Texas area, three in the Texas Lower Rio Grande Valley, two in Dallas, Texas, and two in San Antonio, Texas and one in northwest Texas. Outside of Texas we operated one location in North Carolina. Luby’s Culinary Contract Services currently provides food service management to hospitals, corporate dining facilities, sports stadiums, and a senior care facility.

As of March 13, 2019, we had 41 franchisees operating 102 Fuddruckers restaurants. Our largest five franchise owners own five to twelve restaurants each. Fifteen franchise owners each own two to four restaurants. The 21 remaining franchise owners each own one restaurant.

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

RESULTS OF OPERATIONS

Quarter Ended March 13, 2019 Compared to Quarter Ended March 14, 2018

Comparability between quarters is affected by the varying lengths of the quarters and quarters ending at different points in the calendar year when seasonal patterns for sales are different. Both the quarter ended March 13, 2019 and the quarter ended March 14, 2018 consisted of 12 weeks.

Sales

	Quarter Ended	Quarter Ended
($000s)	March 13, 2019	March 14, 2018	Increase/ (Decrease)
	(12 weeks)	(12 weeks)	(12 weeks vs 12 weeks)
Restaurant sales	$65,369	$74,352	$(8,983)	(12.1)%
Culinary contract services	7,543	5,889	1,654	28.1%
Franchise revenue	1,421	1,401	20	1.4%
Vending revenue	90	151	(61)	(40.4)%
TOTAL SALES	$74,423	$81,793	$(7,370)	(9.0)%

	Two Quarters Ended	Two Quarters Ended
($000s)	March 13, 2019	March 14, 2018	Increase/ (Decrease)
	(28 weeks)	(28 weeks)	(28 weeks vs 28 weeks)
Restaurant sales	$156,468	$178,934	$(22,466)	(12.6)%
Culinary contract services	17,039	12,774	4,265	33.4%
Franchise revenue	3,644	3,288	356	10.8%
Vending revenue	190	294	(104)	(35.4)%
TOTAL SALES	$177,341	$195,290	$(17,949)	(9.2)%

The Company has three reportable segments: Company-owned restaurants, franchise operations, and culinary contract services.

Company-Owned Restaurants

Restaurant Sales

($000s)	Quarter Ended	Quarter Ended
Restaurant Brand	March 13,	March 14,	Increase/(Decrease)
	2019	2018	$ Amount	% Change
	(12 weeks)	(12 weeks)	(12 weeks vs 12 weeks)
Luby’s Cafeterias	$44,366	$47,261	$(2,895)	(6.1)%
Fuddruckers	16,156	19,941	(3,785)	(19.0)%
Combo locations	4,355	4,685	(330)	(7.0)%
Cheeseburger in Paradise	592	2,465	(1,873)	(76.0)%
Other Revenue	(100)	—	(100)
Total Restaurant Sales	$65,369	$74,352	$(8,983)	(12.1)%

The approximate $2.9 million sales decrease in stand-alone Luby's Cafeteria restaurants was the result of the closure of seven locations over the prior year and a 2.2% decrease in Luby’s same-store sales in the quarter ended March 13, 2019 compared to the quarter ended March 14, 2018. The 2.2% decrease in Luby's Cafeteria same-store sales was the result of a 4.0% decrease in guest traffic, partially offset by a 1.9% increase in average spend per guest. The approximate $3.8 million sales decrease at stand-alone Fuddruckers restaurants was the result of 14 restaurant closings and a 5.3% decrease in same-store sales in the quarter ended March 13, 2019 compared to the quarter ended March 14, 2018. The 5.3% decrease in same-store sales was the result of a 9.3% decrease in guest traffic, partially offset by a 4.4% increase in average spend per guest. All six Combo locations are included in our same-store grouping and sales at this group of restaurants decreased 7.0% in the quarter ended March 13, 2019 compared to the quarter ended March 14, 2018. The approximate $1.9 million decrease in Cheeseburger in Paradise restaurants sales in the quarter ended March 13, 2019 compared to the quarter ended March 14, 2018 was primarily the result of seven store closures. Other revenue in the quarter ended March 13, 2019 reflects a $0.1 million net reduction in revenue due to amortization of the discounts on gift cards sold to third parties, partially offset by recognizing revenue associated with gift card breakage.

	Two Quarters Ended	Two Quarters Ended
Restaurant Brand	March 13,	March 14,	Increase/(Decrease)
($000s)	2019	2018	$ Amount	% Change
	(28 weeks)	(28 weeks)	(28 weeks vs 28 weeks)
Luby’s Cafeterias	$107,153	$114,689	$(7,536)	(6.6)%
Fuddruckers	37,689	46,854	(9,165)	(19.6)%
Combo locations	10,319	11,398	(1,079)	(9.5)%
Cheeseburger in Paradise	1,550	5,993	(4,443)	(74.1)%
Other Revenue	(243)		(243)
Total Restaurant Sales	$156,468	$178,934	$(22,466)	(12.6)%

The approximate $7.5 million sales decrease in stand-alone Luby's Cafeteria restaurants was the result of a 2.6% decrease in same-store sales and the closure of seven locations (accounting for approximately $4.5 million of this sales decline) compared to the two quarters ended March 14, 2018. The 2.6% decrease in Luby's Cafeteria same-store sales was the result of a 7.8% decrease in guest traffic partially offset by a 5.6% increase in average spend per guest. The approximate $9.2 million sales decrease at stand-alone Fuddruckers restaurants was the result of 17 restaurant closures (accounting for approximately $6.5 million of this sales decline) and a same-store sales decrease of 8.8%. Fuddruckers same-store sales decrease of 8.8% was the result of a 13.9% decrease in guest traffic offset by a 6.0% increase in average spend per guest. The approximate $1.1 million decrease in sales at our Combo locations was due to a 9.5% decrease in same-store sales. The approximate $4.4 million decrease in Cheeseburger in Paradise restaurants sales in the quarter ended March 13, 2019 compared to the quarter ended March 14, 2018 was primarily the result of seven store closures. Other revenue in the quarter ended March 14, 2018 reflects a $0.1 million net reduction of revenue due to amortization of the contract liability associated with discounts on gift cards sold to third parties, partially offset by recognizing revenue associated with gift card breakage. Other revenue in the two quarters ended March 13, 2019 reflects an approximate $0.2 million net reduction in revenue due to amortization of the discounts on gift cards sold to third parties, partially offset by recognizing revenue associated with gift card breakage.

Cost of Food

	Quarter Ended	Quarter Ended
($000s)	March 13, 2019	March 14, 2018	Increase/ (Decrease)
	(12 weeks)	(12 weeks)	(12 weeks vs 12 weeks)
Cost of food	$18,144	$21,181	$(3,037)	(14.3)%
As a percentage of restaurant sales	27.8%	28.5%		(0.7)%

Cost of food decreased approximately $3.0 million, or 14.3%, in the quarter ended March 13, 2019 compared to the quarter ended March 14, 2018 with lower guest traffic levels and operations at 27 fewer locations. As a percentage of restaurant sales, cost of food decreased 0.7% to 27.8% in the quarter ended March 13, 2019 compared to 28.5% in the quarter ended March 14, 2018 due in part to higher menu pricing and changes in the mix of menu offerings as well as further focus on efficient operations, including minimizing waste.

	Two Quarters Ended	Two Quarters Ended
($000s)	March 13, 2019	March 14, 2018	Increase/ (Decrease)
	(28 weeks)	(28 weeks)	(28 weeks vs 28 weeks)
Cost of food	$43,226	$50,936	$(7,710)	(15.1)%
As a percentage of restaurant sales	27.6%	28.5%		(0.9)%

Cost of food decreased approximately $7.7 million, or 15.1%, for the two quarters ended March 13, 2019 compared to the two quarters ended March 14, 2018 with lower guest traffic levels and operations at 31 fewer locations. As a percentage of restaurant sales, cost of food decreased 0.9% to 27.6% in the two quarters ended March 13, 2019 compared to 28.5% in the two quarters ended March 14, 2018 due in part to higher menu pricing and changes in the mix of menu offerings as well as further focus on efficient operations, including minimizing waste.

Payroll and Related Costs

	Quarter Ended	Quarter Ended
($000s)	March 13, 2019	March 14, 2018	Increase/ (Decrease)
	(12 weeks)	(12 weeks)	(12 weeks vs 12 weeks)
Payroll and related costs	$24,730	$28,512	$(3,782)	(13.3)%
As a percentage of restaurant sales	37.8%	38.3%		(0.5)%

Payroll and related costs decreased approximately $3.8 million in the quarter ended March 13, 2019 compared to the quarter ended March 14, 2018. The decrease reflects operating 27 fewer restaurants (reducing cost by approximately $3.4 million) and inclusion of a $0.6 million reduction to workers' compensation liability estimates, partially offset by higher average wage rates. As a percentage of restaurant sales, payroll and related costs decreased 0.5% to 37.8% in the quarter ended March 13, 2019 compared to 38.3% in the quarter ended March 14, 2018 due to (1) a $0.6 million reduction to workers' compensation liability estimates (or 0.9% as a percent of restaurant sales); partially offset by (2) the fixed cost component of labor costs (especially salaried restaurant managers) with declines in same-store sales; and (3) an environment of rising hourly wage rates. Excluding the impact of the $0.6 million reduction to workers' compensation expense, payroll and related costs were 38.7% as a percent of restaurant sales.

	Two Quarters Ended	Two Quarters Ended
($000s)	March 13, 2019	March 14, 2018	Increase/ (Decrease)
	(28 weeks)	(28 weeks)	(28 weeks vs 28 weeks)
Payroll and related costs	$59,244	$66,640	$(7,396)	(11.1)%
As a percentage of restaurant sales	37.9%	37.2%		0.7%

Payroll and related costs decreased approximately $7.4 million in the two quarters ended March 13, 2019 compared to the two quarters ended March 14, 2018 due to operating 31 fewer restaurants (reducing cost by approximately $6.7 million), lower associate hours scheduled and deployed on the decreased level of guest traffic, reduced overtime hours deployed, partially offset by higher average hourly wage rates. The two quarters ended March 13, 2019 also includes an approximate $0.6 million reduction in workers' compensation liability estimates. As a percentage of restaurant sales, payroll and related costs increased

0.7%, to 37.9% in the two quarters ended March 13, 2019 compared to 37.2% in the two quarters ended March 14, 2018 due to (1) the fixed cost component of labor costs (especially salaried restaurant managers) with declines in same-store sales; and (2) an environment of rising hourly wage rates; partially offset by (3) a $0.6 million reduction to workers' compensation liability estimates (or 0.4% as a percent of restaurant sales).

Other Operating Expenses

	Quarter Ended	Quarter Ended
($000s)	March 13, 2019	March 14, 2018	Increase/ (Decrease)
	(12 weeks)	(12 weeks)	(12 weeks vs 12 weeks)
Other operating expenses	$11,412	$14,360	$(2,948)	(20.5)%
As a percentage of restaurant sales	17.5%	19.3%		(1.8)%

Other operating expenses include restaurant-related expenses for utilities, repairs and maintenance, local store advertising, property and liability insurance losses above insurance deductibles, services and supplies. Other operating expenses decreased approximately $2.9 million, or 20.5%, in the quarter ended March 13, 2019 compared to the quarter ended March 14, 2018, due primarily to (1) an approximate $1.0 million decrease in restaurant supplies; (2) an approximate $0.8 million decrease in repairs and maintenance; (3) an approximate $0.4 million decrease in restaurant services; (4) benefit from an approximate $0.3 million increase in insurance recoveries; (5) benefit from the absence of approximately $0.1 million in post-hurricane related repair and other expenses incurred in the quarter ended March 14, 2018; (6) an approximate $0.1 million decrease in local store marketing; and (7) a $0.1 million decrease in net other miscellaneous expenses, including reduction in royalty expense with the closure of Cheeseburger in Paradise restaurants. Of the approximate $2.9 million decrease in total other operating expenses, approximately $1.9 million is attributed to store closures and approximately $1.0 million is attributed to stores that continue to operate; the $1.0 million reduction in total other operating expenses at stores that continue to operate is mostly attributable to lower restaurant supplies expense and lower repairs and maintenance expense. As a percentage of restaurant sales, other operating expenses decreased 1.8%, to 17.5%, in the quarter ended March 13, 2019, compared to 19.3% in the quarter ended March 14, 2018 due primarily to (1) reductions in restaurant supplies expenses at continually operated stores; (2) reductions in repairs and maintenance at continually operated stores and to a lesser extent at closed stores; and 3) benefit from an approximate $0.3 million increase in insurance recoveries.

	Two Quarters Ended	Two Quarters Ended
($000s)	March 13, 2019	March 14, 2018	Increase/ (Decrease)
	(28 weeks)	(28 weeks)	(28 weeks vs 28 weeks)
Other operating expenses	$27,914	$33,858	$(5,944)	(17.6)%
As a percentage of restaurant sales	17.8%	18.9%		(1.1)%

Other operating expenses decreased by approximately $5.9 million, or 17.6%, in the two quarters ended March 13, 2019 compared to the two quarters ended March 14, 2018, due primarily to (1) an approximate $2.0 million decrease in restaurant supplies; (2) an approximate $1.1 million decrease in repairs and maintenance; (3) an approximate $1.1 million decrease in restaurant services; (4) benefit from an approximate $0.3 million increase in insurance recoveries; (5) benefit from the absence of approximately $0.5 million in post-hurricane related repair and other expenses incurred in the quarter ended March 14, 2018; (6) an approximate $0.2 million decrease in local store marketing; (7) an approximate $0.6 million increase in insurance recoveries and lower uninsured losses; and (8) an approximate $0.1 million reduction in royalty expense with the closure of Cheeseburger in Paradise restaurants. Of the approximate $5.9 million decrease in total other operating expenses, approximately $4.1 million is attributed to store closures and approximately $1.8 million is attributed to stores that continue to operate; the $1.8 million reduction in total other operating expenses at stores that continue to operate is mostly attributable to lower restaurant supplies expense, lower repairs and maintenance expense, and to a lesser extent lower restaurant services expense, and lower uninsured losses expense, partially offset by higher electricity utility expense. As a percentage of restaurant sales, other operating expenses decreased 1.1%, to 17.8%, in the two quarters ended March 13, 2019, compared to

18.9% for the two quarters ended March 14, 2018 due to cost decreases enumerated above for continually operated stores, partially offset by higher electricity utility expense.

Occupancy Costs

	Quarter Ended	Quarter Ended
($000s)	March 13, 2019	March 14, 2018	Increase/ (Decrease)
	(12 weeks)	(12 weeks)	(12 weeks vs 12 weeks)
Occupancy costs	$4,166	$4,707	$(541)	(11.5)%
As a percentage of restaurant sales	6.4%	6.3%		0.1%

Occupancy costs include property lease expense, property taxes, common area maintenance charges, and property insurance expense. Occupancy costs decreased approximately $0.5 million to approximately $4.2 million in the quarter ended March 13, 2019 compared to the quarter ended March 14, 2018. The decrease was primarily due to a decrease in rent and property taxes associated with 27 fewer restaurants in the quarter ended March 13, 2019 compared to the quarter ended March 14, 2018. As a percentage of restaurant sales, occupancy costs increased 0.1%, to 6.4%, in the quarter ended March 13, 2019 compared to 6.3% in the quarter ended March 14, 2018 primarily as a result of the change in the mix of the portfolio of owned versus leased stores after the closure of 27 locations and sale of certain owned property locations as well as adjustments to property tax estimates.

	Two Quarters Ended	Two Quarters Ended
($000s)	March 13, 2019	March 14, 2018	Increase/ (Decrease)
	(28 weeks)	(28 weeks)	(28 weeks vs 28 weeks)
Occupancy costs	$10,041	$10,968	$(927)	(8.5)%
As a percentage of restaurant sales	6.4%	6.1%		0.3%

Occupancy costs decreased approximately $0.9 million to approximately $10.0 million in the two quarters ended March 13, 2019 compared to the two quarters ended March 14, 2018. The decrease was primarily due to a decrease in rent and property taxes associated with operating 31 fewer restaurants in the two quarters ended March 13, 2019 compared to the two quarters ended March 14, 2018. As a percentage of restaurant sales, occupancy costs increased 0.3%, to 6.4%, in two quarters ended March 13, 2019 compared to 6.1% in the two quarters ended March 14, 2018 primarily as a result of the change in the mix of the portfolio of owned versus leased stores after the closure of 31 locations and sale of certain owned property locations as well as adjustments to property tax estimates.

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

Beginning with the first quarter fiscal 2019, as a result of our adoption of the new revenue accounting standards more fully described in Note 1 to our unaudited financial statements:

•	We recognize as revenue the amounts due to us from franchisees for pooled advertising expenditures.

•	We recognize initial and renewal franchise fees evenly over the term of franchise area development agreements.

	Quarter Ended	Quarter Ended
($000s)	March 13, 2019	March 14, 2018	Increase/ (Decrease)
	(12 weeks)	(12 weeks)	(12 weeks vs 12 weeks)
Franchise revenue	$1,421	$1,401	$20	1.4%
Cost of franchise operations	247	369	(122)	(33.1)%
Franchise profit	$1,174	$1,032	$142	13.8%
Franchise profit as a percentage of franchise revenue	82.6%	73.7%		8.9%

Franchise revenue increased $20 thousand in the quarter ended March 13, 2019 compared to the quarter ended March 14, 2018. The $20 thousand increase in franchise revenue reflects (1) an increase in fees earned upon reaching certain milestones in franchise development agreements; and (2) recognizing as revenue funds paid to us as franchisor for pooled advertising expenditures; partially offset by (3) a decline in franchise royalties on fewer franchise locations in operation.

Cost of franchise operations decreased approximately $0.1 million in the quarter ended March 13, 2019 compared to the quarter ended March 14, 2018. Franchise segment profit, defined as franchise revenue less cost of franchise operations, increased $0.1 million in the quarter ended March 13, 2019 compared to the quarter ended March 14, 2018 due primarily to the (1) higher franchise fees earned; (2) recognition as revenue, funds paid to us as the franchisor for pooled advertising expenditures; and (3) a reduction in cost of franchise operations with a reduction in franchise sales and support headcount and travel expenses. One international franchise location in the country of Colombia closed in the quarter ended March 13, 2019.

	Two Quarters Ended	Two Quarters Ended
($000s)	March 13, 2019	March 14, 2018	Increase/ (Decrease)
	(28 weeks)	(28 weeks)	(28 weeks vs 28 weeks)
Franchise revenue	$3,644	$3,288	$356	10.8%
Cost of franchise operations	519	856	(337)	(39.4)%
Franchise profit	$3,125	$2,432	$693	28.5%
Franchise profit as a percentage of franchise revenue	85.8%	74.0%		11.8%

Franchise revenue increased $0.4 million in the two quarters ended March 13, 2019 compared to the two quarters ended March 14, 2018. The $0.4 million increase in franchise revenue reflects (1) an approximate $0.5 million increase in franchise fees earned; and (2) recognition of approximately $0.2 million of revenue related to funds paid to us as the franchisor for pooled advertising expenditures; partially offset by (3) an approximate $0.3 million decline in franchise royalties on fewer franchise locations in operation.

Cost of franchise operations decreased approximately $0.3 million, or 39.4%, in the two quarters ended March 13, 2019 compared to the two quarters ended March 14, 2018. Franchise profit, defined as Franchise revenue less Cost of franchise operations, increased approximately $0.7 million in the two quarters ended March 13, 2019 compared to the two quarters ended March 14, 2018. due primarily to a $0.4 million increase in franchise revenue discussed above combined with a $0.3 million reduction in franchise costs. Two franchise locations opened and five locations closed in the two quarters ended March 13, 2019.

Culinary Contract Services

Culinary Contract Services is a business line servicing healthcare, sport stadiums, corporate dining clients, and sales through retail grocery stores. The healthcare accounts are full service and typically include in-room delivery, catering, vending, coffee service, and retail dining. Culinary Contract Services has contracts with long-term acute care hospitals, acute care medical centers, ambulatory surgical centers, behavioral hospitals, sports stadiums, and business and industry clients. Culinary Contract Services has the unique ability to deliver quality services that include facility design and procurement as well as nutrition and branded food services to our clients. We operated 33 Culinary Contract Services locations at the end of the quarter ended March 13, 2019 and 24 at the end of the quarter ended March 14, 2018. We focus on clients who are able to enter into agreements in which all operating costs are reimbursed to us and we generally charge a fixed fee. These agreements typically present lower financial risk to the company.

	Quarter Ended	Quarter Ended
($000s)	March 13, 2019	March 14, 2018	Increase/ (Decrease)
	(12 weeks)	(12 weeks)	(12 weeks vs 12 weeks)
Culinary contract services sales	$7,543	$5,889	$1,654	28.1%
Cost of culinary contract services	6,717	5,677	1,040	18.3%
Culinary contract services profit	$826	$212	$614	289.6%
Culinary contract services profit as a percentage of Culinary contract services sales	11.0%	3.6%		7.4%

Culinary contract services sales increased approximately $1.7 million, or 28.1%, in the quarter ended March 13, 2019 compared to the quarter ended March 14, 2018. The $1.7 million sales increase consisted of (1) an increase in sales of approximately $1.1 million from newer accounts that have been in operation less than a full year (2) approximately $0.3 million from a location that was transferred from our restaurant business segment to our culinary contract services business segment; and (3) approximately $0.3 million increase in sales from locations continually operated over the prior full year.

Cost of culinary contract services includes the food, payroll and related costs, other direct operating expenses, and corporate overhead expenses associated with generating Culinary Contract Services sales. Cost of culinary contract services increased approximately $1.0 million, or 18.3%, in the quarter ended March 13, 2019 compared to the quarter ended March 14, 2018. Culinary contract services segment profit, defined as Culinary contract services sales less Cost of culinary contract services, increased to 11.0% in the quarter ended March 13, 2019 from 3.6% in the quarter ended March 14, 2018 due to the change in the mix of our culinary agreements with clients.

	Two Quarters Ended	Two Quarters Ended
($000s)	March 13, 2019	March 14, 2018	Increase/ (Decrease)
	(28 weeks)	(28 weeks)	(28 weeks vs 28 weeks)
Culinary contract services sales	$17,039	$12,774	$4,265	33.4%
Cost of culinary contract services	15,532	12,009	3,523	29.3%
Culinary contract services profit	$1,507	$765	$742	97.0%
Culinary contract services profit as a percentage of Culinary contract services sales	8.8%	6.0%		2.8%

Culinary Contract Services sales increased approximately $4.3 million, or 33.4%, in the two quarters ended March 13, 2019 compared to the two quarters ended March 14, 2018.  The $4.3 million sales increase consisted of 1) an increase in sales of approximately $3.2 million from newer accounts that were not in operation for the entire two quarters ended March 14, 2018; 2) approximately $0.7 million from a location that was transferred from our restaurant business segment to our culinary contract services business segment; and 3) approximately $0.7 million increase in sales from locations continually operated over the prior full year; partially offset by loss of sales of approximately $0.3 million for locations that ceased operations.

Cost of Culinary Contract Services includes the food, payroll and related costs, other direct operating expenses, and corporate overhead expenses associated with generating Culinary Contract Services sales. Cost of Culinary Contract Services increased approximately $3.5 million, or 29.3%, in the two quarters ended March 13, 2019 compared to the two quarters ended March 14, 2018, consistent with an increase in Culinary Contract Services sales. Culinary contract services segment profit, defined as Culinary contract services sales less Cost of culinary contract services, increased to 8.8% in the two quarters ended March 13, 2019 from 6.0% in the quarter ended March 14, 2018 due to the change in the mix of our culinary agreements with clients.

 Company-wide Expenses

Opening Costs

Opening costs include labor, supplies, occupancy, and other costs necessary to support a restaurant through its opening period. Opening costs were $11 thousand in the quarter ended March 13, 2019 compared to $0.3 million in the quarter ended March 14, 2018. The $11 thousand in opening costs for the quarter ended March 13, 2019 related to one location that we lease for a potential future Fuddruckers opening. The approximate $0.3 million in opening costs for the quarter ended March 14, 2018 included the re-opening costs associated with one Fuddruckers location that was damaged during Hurricane Harvey and subsequently restored and re-opened for business in the quarter ended March 14, 2018 as well as the carrying costs for one location where we previously operated a Cheeseburger in Paradise restaurant and one location that we lease for a potential future Fuddruckers opening.

Depreciation and Amortization Expense

	Quarter Ended	Quarter Ended
($000s)	March 13, 2019	March 14, 2018	Increase/ (Decrease)
	(12 weeks)	(12 weeks)	(12 weeks vs 12 weeks)
Depreciation and amortization	$3,222	$3,998	$(776)	(19.4)%
As a percentage of total sales	4.3%	4.9%		(0.6)%

Depreciation and amortization expense decreased by approximately $0.8 million, or 19.4%, in the quarter ended March 13, 2019 compared to the quarter ended March 14, 2018 due primarily to certain assets reaching the end of their depreciable lives and the removal of certain assets upon sale. As a percentage of total revenue, depreciation and amortization expense decreased to 4.3% in the quarter ended March 13, 2019, compared to 4.9% in the quarter ended March 14, 2018.

	Two Quarters Ended	Two Quarters Ended
($000s)	March 13, 2019	March 14, 2018	Increase/ (Decrease)
	(28 weeks)	(28 weeks)	(28 weeks vs 28 weeks)
Depreciation and amortization	$8,126	$9,351	$(1,225)	(13.1)%
As a percentage of total sales	4.6%	4.8%		(0.2)%

Depreciation and amortization expense decreased by approximately $1.2 million, or 13.1%, in the two quarters ended March 13, 2019 compared to the two quarters ended March 14, 2018 due primarily to certain assets reaching the end of their depreciable lives and the removal of certain assets upon sale.

Selling, General and Administrative Expenses

	Quarter Ended	Quarter Ended
($000s)	March 13, 2019	March 14, 2018	Increase/ (Decrease)
	(12 weeks)	(12 weeks)	(12 weeks vs 12 weeks)
General and administrative expenses	$8,247	$8,457	$(210)	(2.5)%
Marketing and advertising expenses	770	731	39	5.3%
Selling, general and administrative expenses	$9,017	$9,188	$(171)	(1.9)%
As a percentage of total sales	12.1%	11.2%		0.9%

Selling, general and administrative expenses include corporate salaries and benefits-related costs, including restaurant area leaders, share-based compensation, marketing and advertising expenses, professional fees, travel and recruiting expenses and other office expenses. Selling, general and administrative expenses decreased approximately $0.2 million, or 1.9%, in the quarter ended March 13, 2019 compared to the quarter ended March 14, 2018. The decrease in selling, general and administrative expenses reflects (1) an approximate $0.6 million decrease in salary and benefits expenses on reduced headcount; (2) an approximate a $0.6 million decrease in other corporate overhead expenses, including lower general liability insurance expense, lower corporate travel expense, and lower recruiting expenses; partially offset by (3) a $1.0 million increase in outside professional services, inclusive of one-time proxy solicitation and communication costs. As a percentage of total revenue, Selling, general and administrative expenses increased to 12.1% in the quarter ended March 13, 2019, compared to 11.2% in the quarter ended March 14, 2018 due in large part to the reduction in sales from operating fewer restaurants.

	Two Quarters Ended	Two Quarters Ended
($000s)	March 13, 2019	March 14, 2018	Increase/ (Decrease)
	(28 weeks)	(28 weeks)	(28 weeks vs 28 weeks)
General and administrative expenses	$18,544	$18,549	$(5)	(0.0)%
Marketing and advertising expenses	1,696	2,163	(467)	(21.6)%
Selling, general and administrative expenses	$20,240	$20,712	$(472)	(2.3)%
As a percentage of total sales	11.4%	10.6%		0.8%

Selling, general and administrative expenses decreased approximately $0.5 million, or 2.3%, in the two quarters ended March 13, 2019 compared to the two quarters ended March 14, 2018. The decrease in selling, general and administrative expenses includes (1) an approximate $1.2 million decrease in salaries, benefits, and other compensation expenses, (2) an approximate $0.5 million decrease in marketing expenses primarily as a comparison to prior year when sports team sponsorships comprised a greater portion of our marketing expenditures; (3) an approximate $0.5 million decrease in other corporate overhead expenses, including lower general liability insurance expense, lower corporate travel expense, and lower corporate supplies expense; partially offset by a $1.7 million increase in outside professional services, inclusive of approximately $1.7 million in one-time proxy solicitation and communication costs. As a percentage of total sales, selling, general and administrative expenses increased to 11.4% in the two quarters ended March 13, 2019, compared to 10.6% in the two quarters ended March 14, 2018.

Provision for Asset Impairments and Restaurant Closings

The approximate $1.2 million impairment charge for the quarter ended March 13, 2019 is primarily related to two property locations and one international joint venture investment, each written down to their fair value as well as net lease termination costs. The approximate $1.4 million impairment charge for the quarter ended March 14, 2018 was the result of an impairment charge for seven property locations (one of which is included in property held for sale) each written down to its fair value and goodwill at two properties.

The approximate $2.4 million impairment charge for the two quarters ended March 13, 2019 is primarily related to assets at eight property locations held for use, six properties held for sale, and one international joint venture investment, each written down to their fair value. The approximate $2.3 million impairment charge for the two quarters ended March 14, 2018 is primarily related to assets at seven property locations, goodwill at two locations, and three properties held for sale written down to their fair value, as well as approximately $0.6 million in net lease termination costs at five property locations.

Net Loss (Gain) on Disposition of Property and Equipment

Gain on disposition of property and equipment was approximately $12.7 million in the quarter ended March 13, 2019 and primarily related to the sale and leaseback of two property locations where we operate a total of three restaurants, partially offset by net lease termination costs at other locations. The gain on disposition of property and equipment was approximately $0.2 million in the quarter ended March 14, 2018 and primarily reflects the net gain on the sale of one property.

Gain on disposition of property and equipment was approximately $12.5 million in the two quarters ended March 13, 2019 and primarily reflects the sale and leaseback of two property locations where we operate a total of three restaurants, partially offset by net lease termination costs at other locations as well as routine asset retirement activity. The loss on disposition of property and equipment was approximately $18 thousand in the two quarters ended March 14, 2018 is primarily related to asset retirements at six property location closures partially offset by net gains on the sale of two property locations.

Interest Income

Interest income was $19 thousand in the quarter ended March 13, 2019 and $5 thousand in the quarter ended March 14, 2018.

Interest income was $19 thousand in the two quarters ended March 13, 2019 and $11 thousand in the two quarters ended March 14, 2018.

Interest Expense

Interest expense was approximately $1.6 million in the quarter ended March 13, 2019 and $0.5 million in the quarter ended March 14, 2018. The increase reflects higher average debt balances, higher interest rates in the credit agreement entered into on December 13, 2018, and higher amortization expense related to pre-paid interest and fees association with the credit agreement into on December 13, 2018.

Interest expense was approximately $3.3 million in the two quarters ended March 13, 2019 compared to $1.2 million in the two quarters ended March 14, 2018. The increase in interest expense reflects higher average debt balances, higher interest rates in the credit agreement entered into on December 13, 2018, and higher amortization expense related to pre-paid interest and fees association with the credit agreement into on December 13, 2018, as well as acceleration of the expensing of deferred financing fees associated with our previous debt agreement.

Other Income, Net

Other income, net, consisted primarily of the following components: net rental property income and expenses relating to property for which we are the landlord; prepaid sales tax discounts earned through our participation in state tax prepayment programs; oil and gas royalty income; and changes in the fair value of our interest rate swap agreement.

Other income, net, was $55 thousand in the quarter ended March 13, 2019 compared to approximately $0.2 million in the quarter ended March 14, 2018. The $55 thousand of income in the quarter ended March 13, 2019 is primarily net rental income, partially offset by sales tax discount expense. The $0.2 million of income in the quarter ended March 14, 2018 primarily reflects an increase to the fair value of our interest rate swap, partially offset by gift card expenses (specifically the expense of discounting gift card sales).

Other income, net, was $86 thousand in the two quarters ended March 13, 2019 compared to approximately $0.3 million in the two quarters ended March 14, 2018. The $86 thousand of income in the quarter ended March 13, 2019 is primarily net rental income, partially offset by sales tax discount expense and a reduction in the fair value of our interest rate swap. The $0.3 million of income in the two quarters ended March 14, 2018 primarily reflects an increase in the fair value of our interest rate swap and net rental income, partially offset by gift card expenses (specifically the expense of discounting gift card sales).

Taxes

For the quarter ended March 13, 2019, the income taxes related to continuing operations resulted in a tax provision of approximately $0.1 million compared to a tax provision of approximately $3.4 million for the quarter ended March 14, 2018.
The effective tax rate ("ETR") for continuing operations was 1.4% for the quarter ended March 13, 2019 and a negative 41.9% for the quarter ended March 14, 2018. The ETR for the quarter ended March 13, 2019 and the quarter ended March 14, 2018 differs from the federal statutory rate of 21.0% due to management's full valuation allowance conclusion, anticipated federal jobs credits, state income taxes, and other discrete items.

For the two quarters ended March 13, 2019, the income taxes related to continuing operations resulted in a tax provision of approximately $0.2 million compared to a tax provision of approximately $3.4 million for the two quarters ended March 14, 2018. The effective tax rate ("ETR") for continuing operations was a negative 33.8% for the two quarters ended March 13, 2019 and a negative 24.8% for the two quarters ended March 14, 2018. The ETR for the two quarters ended March 13, 2019 and two quarters ended March 14, 2018 differs from the federal statutory rate of 21.0% due to management's full valuation allowance conclusion, anticipated federal jobs credits, state income taxes, and other discrete items.

Discontinued Operations

Discontinued operations resulted in a loss of $8 thousand in the quarter ended March 13, 2019 compared to a loss of $110 thousand in the quarter ended March 14, 2018. The loss from discontinued operations of $8 thousand in the quarter ended March 13, 2019 was related to carrying costs associated with assets related to discontinued operations. Loss from discontinued operations of $110 thousand in the quarter ended March 14, 2018 consisted of (1) $6 thousand in carrying costs associated with assets related to discontinued operations and (2) an income tax provision of $104 thousand for assets related to discontinued operations.

Loss from discontinued operations was $13 thousand in the two quarters ended March 13, 2019 compared to a loss of $145 thousand in the two quarters ended March 14, 2018. The loss from discontinued operations of $13 thousand in the two quarters ended March 13, 2019 was related to carrying costs associated with assets related to discontinued operations. Loss from discontinued operations of $145 thousand in the two quarters ended March 14, 2018 consisted of (1) $8 thousand in carrying costs associated with assets related to discontinued operations and (2) an income tax provision of $137 thousand.

LIQUIDITY AND CAPITAL RESOURCES

Cash and Cash Equivalents

General. Our primary sources of short-term and long-term liquidity are cash flows from operations and our 2018 Credit Facility (as defined below). During the two quarters ended March 13, 2019, cash provided by investing activities of approximately $18.7 million was partially offset by cash used in operating activities of approximately $7.6 million, and cash used in financing activities of $17 thousand. Cash and cash equivalents and restricted cash increased approximately $11.0 million in the two quarters ended March 13, 2019 compared to a $0.5 million increase in the two quarters ended March 14, 2018. We plan to continue the level of capital and repair and maintenance expenditures necessary to keep our restaurants attractive and operating efficiently.

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

As is common in the restaurant industry, we maintain relatively low levels of accounts receivable and inventories, and our vendors grant trade credit for purchases such as food and supplies. However, higher levels of accounts receivable are typical for culinary contract services and franchises. We also strategically invest in our business through the addition of new units and refurbishment of existing units, which are reflected as long-term assets.

The following table summarizes our cash flows from operating, investing, and financing activities:

	Two Quarters Ended
	March 13, 2019	March 14, 2018
	(28 weeks)	(28 weeks)
	(In thousands)
Total cash provided by (used in):
Operating activities	$(7,629)	$(2,137)
Investing activities	18,663	(4,469)
Financing activities	(17)	7,115
Net increase in cash and cash equivalents and restricted cash	$11,017	$509

Operating Activities. Cash used in operating activities was approximately $7.6 million in the two quarters ended March 13, 2019, an approximate $5.5 million increase from the two quarters ended March 14, 2018. The approximate $5.5 million increase in cash used in operating activities is due to an approximate $5.0 million increase in cash used for working capital purposes and an approximate $0.5 million increase in net loss after adjusting for non-cash items.

Net loss after adjusting for non-cash items (a use of cash) was approximately $1.2 million in the two quarters ended March 13, 2019, an approximate $0.5 million increase compared to the two quarters ended March 14, 2018. The $0.5 million increase in net loss after adjusting for non-cash items was primarily due to decreased store-level profit from our Company-owned restaurants.

Changes in working capital were an approximate $6.5 million use of cash in the two quarters ended March 13, 2019 and an approximate $1.5 million use of cash in the two quarters ended March 14, 2018. The approximate $5.0 million increase in the use of cash was due to greater reductions in our accounts payable and accrued balances (in part due to the operation of 31 fewer restaurants) between the two quarters ended March 13, 2019 and the two quarters ended March 14, 2018.

Increases in current asset accounts are a use of cash while decreases in current asset accounts are a source of cash. During the two quarters ended March 13, 2019, the change in trade accounts and other receivables, net, was an approximate $0.4 million use of cash which was a $38 thousand increase from the use of cash in the two quarters ended March 14, 2018. The change in food and supplies inventory during the two quarters ended March 13, 2019 was a $45 thousand use of cash which was an approximate $0.1 million decrease from the use of cash in the two quarters ended March 14, 2018. The change in prepaid expenses and other assets was an approximate $1.1 million source of cash during the two quarters ended March 13, 2019, compared to a $0.2 million source of cash in the two quarters ended March 14, 2018.

Increase in current liability accounts are a source of cash, while decreases in current liability accounts are a use of cash. During the two quarters ended March 13, 2019, changes in the balances of accounts payable, accrued expenses and other liabilities was an approximate $7.1 million use of cash, compared to a use of cash of approximately $1.1 million during the two quarters ended March 14, 2018.

Investing Activities. We generally reinvest available cash flows from operations to maintain and enhance existing restaurants and support Culinary Contract Services. Cash provided by investing activities was approximately $18.7 million in the two quarters ended March 13, 2019 and an approximate $4.5 million use of cash in the two quarters ended March 14, 2018. Capital expenditures were approximately $1.8 million in the two quarters ended March 13, 2019 and approximately $8.0 million in the two quarters ended March 14, 2018. Proceeds from the disposal of assets were approximately $20.4 million in the two quarters ended March 13, 2019 and approximately $2.8 million in the two quarters ended March 14, 2018. Insurance proceeds received as a result of claims made from property damage caused by Hurricane Harvey were approximately $0.8 million in the two quarters ended March 14, 2018.

Financing Activities. Cash used in financing activities was $17 thousand in the two quarters ended March 13, 2019 compared to an approximate $7.1 million source of cash during the two quarters ended March 14, 2018. Cash flows from financing activities was primarily the result of our 2018 Credit Agreement. During the two quarters ended March 13, 2019, net cash provided by our 2018 Term Loan was $58.4 million, cash used in Revolver borrowings was approximately $20.0 million, cash used for Term Loan re-payments was approximately $35.2 million, cash used for debt issuance costs was approximately $3.2 million, and cash used for equity shares withheld to cover taxes was $12 thousand. During the two quarters ended March 14, 2018, cash provided by borrowings on our Revolver were approximately $8.6 million, cash used for Term Loan re-payments was approximately $1.4 million, and cash used for equity shares withheld to cover taxes was $70 thousand.

Status of Long-Term Investments and Liquidity

At March 13, 2019, we did not hold any long-term investments.

Status of Trade Accounts and Other Receivables, Net

We monitor the aging of our receivables, including Fuddruckers franchising related receivables, and record provisions for uncollectable accounts, as appropriate. Credit terms of accounts receivable associated with our CCS business vary from 30 to 45 days based on contract terms.

Working Capital

Current assets increased approximately $10.9 million in the two quarters ended March 13, 2019 compared to an increase of approximately $1.6 million in the two quarters ended March 14, 2018. In the two quarters ended March 13, 2019, restricted cash (See Note 16) increased approximately $10.8 million, cash and cash equivalents increased approximately $0.2 million, food and supplies inventory increased $45 thousand, trade accounts and other receivables, net, increased approximately $0.4 million; partially offset by decreases in prepaid expenses of approximately $0.5 million. In the two quarters ended March 14, 2018, trade accounts and other receivables, net increased approximately $1.8 million, cash and cash equivalents increased approximately $0.5 million, and food and supplies inventory increased approximately $0.2 million; partially offset by decreases in prepaid expenses of approximately $0.5 million and insurance receivables of approximately $0.4 million.

Current liabilities decreased approximately $47.3 million in the two quarters ended March 13, 2019 compared to an increase of approximately $1.4 million in the two quarters ended March 14, 2018. In the two quarters ended March 13, 2019, current portion of credit facility debt decreased approximately $39.3 million, unredeemed gift cards decreased approximately $2.5 million, accrued taxes other than income taxes decreased approximately $1.6 million (primarily due to timing of property taxes), accounts payable decreased approximately $1.3 million, accrued salaries and incentives decreased approximate $1.4 million, accrued claims and insurance decreased approximately $0.9 million, accrued operating expenses decreased approximately $0.2 million; partially offset by increases in income taxes, legal, and other of approximately $0.2 million. In the two quarters ended March 14, 2018, accrued claims and insurance increased approximately $1.2 million, accounts payable increased approximately $0.8 million, unredeemed gift cards increased approximately $0.7 million, salaries and incentives increased approximately $0.5 million, and income taxes legal and other increased approximately $0.2 million; partially offset by decreases in accrued taxes other than income taxes of approximately $1.5 million, deferred income taxes of approximately $0.4 million, and accrued operating expenses of approximately $0.1 million.

Capital Expenditures

Capital expenditures consist of purchases of real estate for future restaurant sites, Culinary Contract Services investments, new unit construction, purchases of new and replacement restaurant furniture and equipment, and ongoing remodeling programs. Capital expenditures for the two quarters ended March 13, 2019 were approximately $1.8 million primarily related to recurring maintenance of our existing units. We expect to be able to fund all capital expenditures in fiscal 2019 using proceeds from the sale of assets, cash flows from operations and our 2018 Credit Agreement. We expect to spend less than $6.0 million on capital expenditures in fiscal 2019.

DEBT

The following table summarizes credit facility debt, less current portion at March 13, 2019 and August 29, 2018:

	March 13, 2019	August 29, 2018
Long Term Debt	(In thousands)
2016 Credit Agreement - Revolver	$—	$20,000
2016 Credit Agreement - Term Loan	—	19,506
2018 Credit Agreement - Term Loan	44,337	—
Total credit facility debt	44,337	39,506
Less:
Unamortized debt issue costs	(2,143)	(168)
Unamortized debt discount	(1,520)	—
Total credit facility debt, less unamortized debt issuance costs	40,674	39,338
Current portion of credit facility debt	—	39,338
Total Credit facility debt, less current portion	$40,674	$—
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
We pay a quarterly commitment fee based on the unused portion of the 2018 Revolver and the 2018 Delayed Draw Term Loan at 0.50% per annum. Voluntary prepayments, refinancing and asset dispositions constituting a sale of all or substantially all assets, under the 2018 Delayed Draw Term Loan and the 2018 Term Loan are subject to a make whole premium during years one and two equal to the present value of all interest otherwise owed from the date of the pre-payment through the end of year two, a 2.0% fee during year three, and a 1.0% fee during year four. Finally, the Company paid the lenders a one-time fee in connection with the closing of the 2018 Credit Facility.
Indebtedness under the 2018 Credit Facility is secured by a security interest in, among other things, all of our present and future personal property (other than certain excluded assets), all of the personal property of our guarantors (other than certain excluded assets) and all Mortgaged Property (as defined in the 2018 Credit Agreement) of ours and our subsidiaries.
The 2018 Credit Facility contains customary covenants and restrictions on our ability to engage in certain activities, including financial performance covenants, asset sales and acquisitions, and contains customary events of default. Specifically, among other things, we are required to maintain minimum Liquidity (as defined in the 2018 Credit Agreement) of $3.0 million as of the last day of each fiscal quarter and a minimum Asset Coverage Ratio (as defined in the 2018 Credit Agreement) of 2.50 to 1.00. As of March 13, 2019, we were in full compliance with all covenants with respect to the 2018 Credit Facility.
All amounts owing by us under the 2018 Credit Facility are guaranteed by us and all of our subsidiaries.
As of March 13, 2019, we had approximately $1.3 million committed under letters of credit, which we use as security for the payment of insurance obligations and are fully cash collateralized, and approximately $0.2 million in other indebtedness.
As of April 22, 2019, we were in compliance with all covenants under the terms of the 2018 Credit Agreement.
2016 Credit Agreement
On November 8, 2016, we entered into a $65.0 million Senior Secured Credit Facility with Wells Fargo Bank, National Association, as Administrative Agent and Cadence Bank, NA and Texas Capital Bank, NA, as lenders (“2016 Credit Agreement”).
On December 13, 2018, the 2016 Credit Agreement was terminated with all outstanding amounts paid in full.
See Note 12 of the accompanying unaudited Consolidated Financial Statements for more details regarding the Company's credit agreements.
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

NEW ACCOUNTING PRONOUNCEMENTS

See Note 1 to the accompanying unaudited Consolidated Financial Statements for a discussion of recent accounting guidance adopted and not yet adopted. The adopted accounting guidance discussed in Note 1 did not have a significant impact on our consolidated financial position or results of operations. The Company either expects that the accounting guidance not yet adopted will not have a significant impact on the Company’s consolidated financial position or results of operations or is currently evaluating the impact of adopting the accounting guidance.

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

FORWARD-LOOKING STATEMENTS

This Form 10-Q contains statements that are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements contained in this Form 10-Q, other than statements of historical facts, are forward-looking statements for purposes of these provisions, including any statements regarding:

•	future operating results,

•	future capital expenditures and expected sources of funds for capital expenditures,

•	future debt, including liquidity and the sources and availability of funds related to debt, and expected repayment of debt,

•	expected sources of funds for working capital requirements,

•	plans for our new prototype restaurants,

•	plans for expansion and revisions to our business,

•	scheduled openings of new units,

•	closing existing units,

•	future sales of assets and the gains or losses that may be recognized as a result of any such sales, and

•	continued compliance with the terms of our 2018 Credit Agreement.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to interest rate risk due to changes in interest rates affecting our variable-rate debt. As of March 13, 2019, the total amount of debt subject to interest rate fluctuations outstanding under our 2018 Credit Facility was $44.3 million . Assuming an average debt balance with interest rate exposure of $44.3 million, a 100 basis point increase in prevailing interest rates would increase our annual interest expense by $0.4 million.

We have exposure to various foreign currency exchange rate fluctuations for revenues generated by our operations outside of the United States, which can adversely impact our net income and cash flows. Sales to customers and royalties from franchisees outside the contiguous United States as a percentage of our total revenues were not significant in the quarter ended March 13, 2019 and March 14, 2018, respectively.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act), as of March 13, 2019. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of March 13, 2019, our disclosure controls and procedures were effective in providing reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended March 13, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II—OTHER INFORMATION

Item 1. Legal Proceedings

There have been no material changes to our legal proceedings as disclosed in “Legal Proceedings” in Item 3 of Part I of our Annual Report on Form 10-K for the fiscal year ended August 29, 2018.

Item 1A. Risk Factors

There have been no material changes during the quarter ended March 13, 2019 to the Risk Factors discussed in Item 1A of Part I of our Annual Report on Form 10-K for the fiscal year ended August 29, 2018.

Item 5. Other Information

None

Item 6. Exhibits

4.1
First Amendment to Rights Agreement, dated as of February 11, 2019, between Luby’s, Inc. and American Stock Transfer & Trust Company, LLC (incorporated by reference to Exhibit 4.2 to the Company's Current Report on Form 8-K, filed with the Securities and Exchange Commission on February 12, 2019, File No. 1-08308).

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

LUBY’S, INC. (Registrant)

Date:	4/22/2019	By:	/s/ Christopher J. Pappas
Christopher J. Pappas
President and Chief Executive Officer
(Principal Executive Officer)

Date:	4/22/2019	By:	/s/ K. Scott Gray
K. Scott Gray
Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)