Form 10-Q
period 2019-06-05
LUBYS INC
filed 2019-07-15
CIK 16099

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
__________________________
FORM 10-Q
__________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 5, 2019
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period From to
Commission file number: 001-08308
__________________________
Luby's, Inc.
(Exact name of registrant as specified in its charter)
__________________________

Delaware	74-1335253
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

13111 Northwest Freeway, Suite 600 Houston, Texas	77040
(Address of principal executive offices)	(Zip Code)

(713) 329-6800
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange at which registered
Common Stock ($0.32 par value per share)	LUB	New York Stock Exchange
Common Stock Purchase Rights	N/A	New York Stock Exchange
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No   ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒   No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☒
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

 Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of July 10, 2019, there were 30,478,972 shares of the registrant’s common stock outstanding.

Luby’s, Inc.
Form 10-Q
Quarter ended June 5, 2019

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

Part I—FINANCIAL INFORMATION

Item 1. Financial Statements

Luby’s, Inc.
Consolidated Balance Sheets
(In thousands, except share data)

	June 5, 2019	August 29, 2018
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$3,193	$3,722
Restricted cash and cash equivalents	9,588	—
Trade accounts and other receivables, net	9,667	8,787
Food and supply inventories	3,874	4,022
Prepaid expenses	2,725	3,219
Total current assets	29,047	19,750
Property held for sale	15,031	19,469
Assets related to discontinued operations	1,813	1,813
Property and equipment, net	127,189	138,287
Intangible assets, net	17,105	18,179
Goodwill	555	555
Other assets	1,326	1,936
Total assets	$192,066	$199,989
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$8,475	$10,457
Liabilities related to discontinued operations	9	14
Current portion of credit facility debt	—	39,338
Accrued expenses and other liabilities	24,183	31,755
Total current liabilities	32,667	81,564
Credit facility debt, less current portion	41,952	—
Liabilities related to discontinued operations	16	16
Other liabilities	7,280	5,781
Total liabilities	81,915	87,361
Commitments and Contingencies
SHAREHOLDERS’ EQUITY
Common stock, $0.32 par value; 100,000,000 shares authorized; shares issued were 30,375,791 and 30,003,642; and shares outstanding were 29,893,592 and 29,503,642, at June 5, 2019 and August 29, 2018, respectively	9,721	9,602
Paid-in capital	34,955	33,872
Retained earnings	70,250	73,929
Less cost of treasury stock, 500,000 shares	(4,775)	(4,775)
Total shareholders’ equity	110,151	112,628
Total liabilities and shareholders’ equity	$192,066	$199,989

The accompanying notes are an integral part of these consolidated financial statements.

Luby’s, Inc.
Consolidated Statements of Operations (unaudited)
(In thousands, except per share data)

	Quarter Ended		Three Quarters Ended
	June 5, 2019	June 6, 2018	June 5, 2019	June 6, 2018
	(12 weeks)	(12 weeks)	(40 weeks)	(40 weeks)
SALES:
Restaurant sales	$65,611	$77,803	$222,079	$256,737
Culinary contract services	7,571	6,639	24,610	19,413
Franchise revenue	1,482	1,444	5,126	4,732
Vending revenue	102	118	292	412
TOTAL SALES	74,766	86,004	252,107	281,294
COSTS AND EXPENSES:
Cost of food	18,478	22,255	61,707	73,190
Payroll and related costs	25,015	29,392	84,258	96,032
Other operating expenses	11,491	15,023	39,404	48,881
Occupancy costs	4,023	4,609	14,064	15,577
Opening costs	6	85	49	490
Cost of culinary contract services	6,791	6,104	22,324	18,113
Cost of franchise operations	330	341	849	1,198
Depreciation and amortization	2,927	4,050	11,052	13,402
Selling, general and administrative expenses	9,426	8,507	29,666	29,219
Provision for asset impairments and restaurant closings	675	4,464	3,097	6,716
Net loss (gain) on disposition of property and equipment	(434)	154	(12,935)	172
Total costs and expenses	78,728	94,984	253,535	302,990
LOSS FROM OPERATIONS	(3,962)	(8,980)	(1,428)	(21,696)
Interest income	11	1	30	12
Interest expense	(1,324)	(1,042)	(4,593)	(2,235)
Other income, net	112	9	198	317
Loss before income taxes and discontinued operations	(5,163)	(10,012)	(5,793)	(23,602)
Provision for income taxes	132	4,121	346	7,494
Loss from continuing operations	(5,295)	(14,133)	(6,139)	(31,096)
Loss from discontinued operations, net of income taxes	(6)	(463)	(18)	(608)
NET LOSS	$(5,301)	$(14,596)	$(6,157)	$(31,704)
Loss per share from continuing operations:
Basic	$(0.18)	$(0.47)	$(0.21)	$(1.04)
Assuming dilution	$(0.18)	$(0.47)	$(0.21)	$(1.04)
Loss per share from discontinued operations:
Basic	$0.00	$(0.02)	$0.00	$(0.02)
Assuming dilution	$0.00	$(0.02)	$0.00	$(0.02)
Net loss per share:
Basic	$(0.18)	$(0.49)	$(0.21)	$(1.06)
Assuming dilution	$(0.18)	$(0.49)	$(0.21)	$(1.06)
Weighted average shares outstanding:
Basic	29,874	30,005	29,732	29,863
Assuming dilution	29,874	30,005	29,732	29,863
 The accompanying notes are an integral part of these consolidated financial statements.

Luby’s, Inc.
Consolidated Statement of Shareholders’ Equity (unaudited)
(In thousands)

	Common Stock						Total
	Issued		Treasury		Paid-In	Retained	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Earnings	Equity
Balance at August 30, 2017	29,624	$9,480	(500)	$(4,775)	$31,850	107,497	144,052
Net loss	—	—	—	—	—	(5,537)	(5,537)
Share-based compensation expense	30	10	—	—	857	—	867
Common stock issued under employee benefit plans	163	52	—	—	(52)	—	—
Balance at December 20, 2017	29,817	$9,542	(500)	$(4,775)	$32,655	$101,960	$139,382
Net loss	—	—	—	—	—	(11,571)	(11,571)
Share-based compensation expense	27	8	—	—	377	—	385
Common stock issued under employee benefit plans	20	7	—	—	(7)	—	—
Common stock issued under nonemployee benefit plans	87	28	—	—	(28)	—	—
Balance at March 14, 2018	29,951	$9,585	(500)	$(4,775)	$32,997	$90,389	$128,196
Net loss	—	—	—	—	—	(14,596)	(14,596)
Share-based compensation expense	24	7	—	—	432	—	439
Balance at June 6, 2018	29,975	$9,592	(500)	$(4,775)	$33,429	$75,793	$114,039

	Common Stock						Total
	Issued		Treasury		Paid-In	Retained	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Earnings	Equity
Balance at August 29, 2018	30,003	$9,602	(500)	$(4,775)	$33,872	$73,929	$112,628
Net loss	—	—	—	—	—	(7,489)	(7,489)
Cumulative effect of accounting changes from the adoption of ASC Topic 606	—	—	—	—	—	2,479	2,479
Share-based compensation expense	42	13	—	—	426	—	439
Common stock issued under employee benefit plans	81	26	—	—	(26)	—	—
Common stock issued under nonemployee benefit plans	38	12	—	—	(12)	—	—
Balance at December 19, 2018	30,164	$9,653	(500)	$(4,775)	$34,260	$68,919	$108,057
Net Income	—	—	—	—	—	$6,632	$6,632
Share-based compensation expense	98	31	—	—	363	—	394
Common stock issued under employee benefit plans	12	4	—	—	(4)	—	—
Common stock issued under nonemployee benefit plans	15	5	—	—	(5)	—	—
Balance at March 13, 2019	30,289	$9,693	(500)	$(4,775)	$34,614	$75,551	$115,083
Net loss						$(5,301)	(5,301)
Share-based compensation expense	86	$28		$—	$341	$—	369
Balance at June 5, 2019	30,375	$9,721	(500)	$(4,775)	$34,955	$70,250	$110,151

The accompanying notes are an integral part of these consolidated financial statements.

Luby’s, Inc.
Consolidated Statements of Cash Flows (unaudited)
(In thousands)

	Three Quarters Ended
	June 5, 2019	June 6, 2018
	(40 weeks)	(40 weeks)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(6,157)	$(31,704)
Adjustments to reconcile net loss to net cash used in operating activities:
Provision for asset impairments and net losses (gains) on property sales	(9,838)	6,599
Depreciation and amortization	11,052	13,402
Amortization of debt issuance cost	1,063	438
Share-based compensation expense	1,192	1,691
Deferred tax provision	—	8,026
Cash used in operating activities before changes in operating assets and liabilities	(2,688)	(1,548)
Changes in operating assets and liabilities:
Decrease (increase) in trade accounts and other receivables	(880)	143
Decrease (increase) in food and supply inventories	148	(376)
Decrease in prepaid expenses and other assets	1,106	575
Decrease in accounts payable, accrued expenses and other liabilities	(8,567)	(3,672)
Net cash used in operating activities	(10,881)	(4,878)
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from disposal of assets and property held for sale	21,761	3,363
Insurance proceeds	—	756
Purchases of property and equipment	(2,866)	(11,730)
Net cash provided by (used in) investing activities	18,895	(7,611)
CASH FLOWS FROM FINANCING ACTIVITIES:
Revolver borrowings	37,500	83,200
Revolver repayments	(55,500)	(68,600)
Proceeds from term loan	58,400	—
Term loan repayments	(36,107)	(1,415)
Debt issuance costs	(3,236)	(213)
Taxes paid on equity withheld	(12)	(70)
Net cash provided by financing activities	1,045	12,902
Net increase in cash and cash equivalents and restricted cash	9,059	413
Cash and cash equivalents and restricted cash at beginning of period	3,722	1,096
Cash and cash equivalents and restricted cash at end of period	$12,781	$1,509
Cash paid for:
Income taxes	$510	$—
Interest	3,255	1,717

The accompanying notes are an integral part of these consolidated financial statements.

Luby’s, Inc.
Notes to Consolidated Financial Statements (unaudited)

Note 1. Basis of Presentation

The accompanying unaudited consolidated financial statements of Luby’s, Inc. (the “Company”, "we", "our", "us", or “Luby’s”) have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements that are prepared for our Annual Report on Form 10-K. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the quarter and three quarters ended June 5, 2019 are not necessarily indicative of the results that may be expected for the fiscal year ending August 28, 2019.

The consolidated balance sheet dated August 29, 2018, included in this Quarterly Report on Form 10-Q (this “Form 10-Q”), has been derived from our audited consolidated financial statements as of that date. However, this Form 10-Q does not include all of the information and footnotes required by GAAP for audited, year-end financial statements. Therefore, these financial statements should be read in conjunction with the audited consolidated financial statements and footnotes included in the Company’s Annual Report on Form 10-K for the fiscal year ended August 29, 2018.

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
Our consolidated financial statements reflect the application of ASC 606 beginning in fiscal year 2019, while our consolidated financial statements for prior periods were prepared under the guidance of the Previous Standards. The $2.5 million cumulative effect of our adoption of ASC 606 is reflected as an increase to our August 30, 2018 shareholders’ equity with a corresponding decrease to accrued expenses and other liabilities and was comprised of (1) a reduction to accrued expense and other liabilities of

$3.1 million to adjust the unused gift card liability balance as if the gift card breakage guidance had been applied prior to August 30, 2018 and (2) an increase to accrued expense and other liabilities of $0.6 million to adjust the unearned franchise fees for the fees received through the end of fiscal year 2018 that would have been deferred and recognized over the term of the franchise agreement if the new guidance had been applied prior to August 30, 2018.

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
In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230), Restricted Cash. This update addresses the diversity in practice on how to classify and present changes in restricted cash or restricted cash equivalents in the statement of cash flows. The update requires that a statement of cash flows explain the change during the period in restricted cash or restricted cash equivalents in addition to changes in cash and cash equivalents. Entities are also required to disclose information about the nature of the restrictions and amounts described as restricted cash and restricted cash equivalents. Also, when cash, cash equivalents, restricted cash and restricted cash equivalents are presented in more than one line on the balance sheet, an entity must reconcile these amounts to the total shown on the statement of cash flows. We adopted ASU 2016-18 effective August 30, 2018 using the retrospective method of adoption. Our adoption of ASU 2016-18 represents a change in accounting principle. Our consolidated statement of cash flow for the three quarters ended June 6, 2018 has been revised to reflect the application of ASU 2016-18. See Note 2 for the reconciliation and disclosures regarding the restrictions required by this update. The adoption of this standard did not have a material impact on our consolidated financial statements.
New Accounting Pronouncements - "to be Adopted"

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). Subsequently, the FASB issued ASU 2018-01, 2018-10, 2018-11, 2018-20 and 2019-01, which were targeted improvements to ASU 2016-02 (collectively, with ASU 2016-02, “ASC 842”) and provided entities with an additional (and optional) transition method to adopt the new lease standard. ASC 842 requires a lessee to recognize a liability to make lease payments and a corresponding right-of-use asset on the balance sheet, as well as provide additional disclosures about the amount, timing and uncertainty of cash flows arising from leases. ASC 842 is effective for annual and interim periods beginning after December 15, 2018. ASC 842 may be adopted using the modified retrospective method, which requires application to all comparative periods presented (the “comparative method”) or alternatively, as of the effective date of initial application without restating comparative period financial statements (the “effective date method”). We will adopt ASC 842 in the first quarter of fiscal year 2020 using the effective date method. The ASC 842 also provides several practical expedients and policies that companies may elect under either transition method.
We are implementing a new lease tracking and accounting system in connection with the adoption of ASC 842. Based on a preliminary assessment, we expect that most of our operating lease commitments will be subject to the new standard and we will record operating lease liabilities and right-of-use assets upon adoption, resulting in a significant increase in the assets and liabilities on our consolidated balance sheet. We expect to elect the package of practical expedients which will allow us not to reassess previous accounting conclusions regarding lease identification and classification for existing or expired leases as of the date of adoption. We also expect to elect the short-term lease recognition exemption, which provides the option to not recognize right-of-use assets and related liabilities for leases with terms of 12 months or less. We are continuing our assessment of the other practical expedients and policy elections available under ASC 842. We are continuing our assessment of the impact of adoption, which may identify additional impacts to our consolidated financial statements.
Subsequent Events
We evaluated events subsequent to June 5, 2019 through the date the financial statements were issued to determine if the nature and significance of the events warrant inclusion in our consolidated financial statements.
Note 2. Cash, Cash Equivalents and Restricted Cash

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within our consolidated balance sheets that sum to the total of the same such amounts shown in the consolidated statements of cash flows:

	June 5, 2019	August 29, 2018
	(in thousands)
Cash and cash equivalents	$3,193	$3,722
Restricted cash and cash equivalents	9,588	—
Total cash and cash equivalents shown in the statement of cash flows	$12,781	$3,722

Amounts included in restricted cash represent those required to be set aside for (1) maximum amount of interest payable in the next 12 months under the 2018 Credit Agreement (see Note 13), (2) collateral for letters of credit issued for potential insurance obligations, which letters of credit expire in 2019 and (3) pre-funding of the credit limit under our corporate purchasing card program.

Note 3. Revenue Recognition

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
We sell gift cards to our customers in our venues and through certain third-party distributors. These gift cards do not expire and do not incur a service fee on unused balances. Sales of gift cards to our restaurant customers are initially recorded as a contract liability, included in accrued expenses and other liabilities, at their expected redemption value. When gift cards are redeemed, we recognize revenue and reduce the contract liability. Discounts on gift cards sold by third parties are recorded as a reduction to accrued expenses and other liabilities and are recognized, as a reduction to revenue, over a period that approximates redemption patterns. The portion of gift cards sold to customers that are never redeemed is commonly referred to as gift card breakage. Under ASC 606 we recognize gift card breakage revenue in proportion to the pattern of gift card redemptions exercised by our customers, using an estimated breakage rate based on our historical experience. Under the Previous Standards, we recognized gift card breakage income within other (expense) income (and not within revenue) when it was deemed remote that the unused gift card balance would be redeemed.
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
Contract Liabilities
Contract liabilities consist of (1) deferred revenue resulting from initial and renewal franchise fees and upfront area development fees paid by franchisees, which are generally recognized on a straight-line basis over the term of the underlying agreement, (2) liability for unused gift cards and (3) unamortized discount on gift cards sold to 3rd party retailers. These contract liabilities are included in accrued expenses and other liabilities in our consolidated balance sheets. The following table reflects the change in contract liabilities between the date of adoption (August 30, 2018) and June 5, 2019:

	Gift Cards, net of discounts	Franchise Fees
	(In thousands)
Balance at August 30, 2018	$2,707	$1,891
Revenue recognized that was included in the contract liability balance at the beginning of the year	(1,163)	(512)
Increase (decrease), net of amounts recognized as revenue during the period	1,514	(40)
Balance at June 5, 2019	$3,058	$1,339
The following table illustrates the estimated revenues expected to be recognized in the future related to our deferred franchise fees that are unsatisfied (or partially unsatisfied) as of June 5, 2019 (in thousands):

Franchise Fees
(In thousands)
Remainder of fiscal 2019	$9
Fiscal 2020	40
Fiscal 2021	40
Fiscal 2022	39
Fiscal 2023	39
Thereafter	401
Total operating franchise restaurants	$568
Franchise restaurants not yet opened(1)	771
Total	$1,339
(1) Amortization of the deferred franchise fees will begin when the restaurant commences operations and revenue will be recognized straight-line over the franchise term (which is typically 20 years). If the franchise agreement is terminated, the deferred franchise fee will be recognized in full in the period of termination.
Disaggregation of Total Revenues
For the three quarters ended June 5, 2019, total sales of $252.1 million was comprised of revenue from performance obligations satisfied over time of $17.7 million and revenue from performance obligations satisfied at a point in time of $234.4 million. For the quarter ended June 5, 2019, total sales of $74.8 million was comprised of revenue from performance obligations satisfied over time of $5.4 million and revenue from performance obligations satisfied at a point in time of $69.4 million. See Note 5. Reportable Segments for disaggregation of revenue by reportable segment.
With the exception of the cumulative effect adjustment described in Note 1, the adoption of ASC 606 did not have a material effect on our consolidated financial statements for the three quarters ended June 5, 2019.

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

The total number of Company-owned restaurants was 130 at June 5, 2019 and 146 at August 29, 2018.

Culinary Contract Services

CCS, branded as Luby’s Culinary Services, is a business line servicing healthcare, sport stadiums, corporate dining clients, and sales through retail grocery stores. The healthcare accounts are full service and typically include in-room delivery, catering, vending, coffee service, and retail dining. CCS has contracts with long-term acute care hospitals, acute care medical centers, ambulatory surgical centers, retail grocery stores, behavioral hospitals, sports stadiums, a senior care facility, government, business and industry clients. CCS has the unique ability to deliver quality services that include facility design and procurement as well as nutrition and branded food services to our clients. The cost of Culinary Contract Services on the consolidated statements of operations includes all food, payroll and related costs, other operating expenses, and other direct general and administrative expenses related to CCS sales. The total number of CCS locations was 32 at June 5, 2019 and 28 at August 29, 2018.

CCS began selling Luby's Famous Fried Fish, Macaroni & Cheese and Chicken Tetrazzini in February 2017, December 2016, and May, 2019, respectively, in the freezer section of H-E-B stores, a Texas-born retailer. H-E-B stores now stock the family-sized versions of Luby's Classic Macaroni and Cheese and Luby's Jalapeño Macaroni and Cheese varieties as well as Luby's Fried Fish.

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

The number of franchised restaurants was 107 at June 5, 2019 and 105 at August 29, 2018.

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

	Quarter Ended		Three Quarters Ended
	June 5, 2019	June 6, 2018	June 5, 2019	June 6, 2018
	(12 weeks)	(12 weeks)	(40 weeks)	(40 weeks)
	(In thousands)
Sales:
Company-owned restaurants (1)	$65,713	$77,921	$222,371	$257,149
Culinary contract services	7,571	6,639	24,610	19,413
Franchise operations	1,482	1,444	5,126	4,732
Total	$74,766	$86,004	$252,107	$281,294
Segment level profit:
Company-owned restaurants	$6,706	$6,642	$22,938	$23,469
Culinary contract services	780	535	2,286	1,300
Franchise operations	1,152	1,103	4,277	3,534
Total	$8,638	$8,280	$29,501	$28,303
Depreciation and amortization:
Company-owned restaurants	$2,498	$3,381	$9,502	$11,155
Culinary contract services	25	18	70	54
Franchise operations	177	178	590	592
Corporate	227	473	890	1,601
Total	$2,927	$4,050	$11,052	$13,402
Capital expenditures:
Company-owned restaurants	$991	$3,152	$2,553	$9,569
Culinary contract services	12	55	22	185
Corporate	82	493	291	1,976
Total	$1,085	$3,700	$2,866	$11,730

Loss before income taxes and discontinued operations
Segment level profit	$8,638	$8,280	$29,501	$28,303
Opening costs	(6)	(85)	(49)	(490)
Depreciation and amortization	(2,927)	(4,050)	(11,052)	(13,402)
Selling, general and administrative expenses	(9,426)	(8,507)	(29,666)	(29,219)
Provision for asset impairments and restaurant closings	(675)	(4,464)	(3,097)	(6,716)
Net gain (loss) on disposition of property and equipment	434	(154)	12,935	(172)
Interest income	11	1	30	12
Interest expense	(1,324)	(1,042)	(4,593)	(2,235)
Other income, net	112	9	198	317
Loss before income taxes and discontinued operations	$(5,163)	$(10,012)	$(5,793)	$(23,602)

	June 5, 2019	August 29, 2018
Total assets:	(in thousands)
Company-owned restaurants(2)	$148,800	$152,281
Culinary contract services	7,033	4,569
Franchise operations(2)	10,263	10,212
Corporate	25,970	32,927
Total	$192,066	$199,989

(1)
Includes vending revenue of approximately $102 thousand and $118 thousand for the quarter ended June 5, 2019 and June 6, 2018, respectively, and amortization of discounts on gift cards sold partially offset by gift card breakage of approximately $131 thousand in the quarter ended June 5, 2019. Includes vending revenue of approximately $292 thousand and $412 thousand for the three quarters ended June 5, 2019 and June 6, 2018, respectively, and amortization of discounts on gift cards sold partially offset by gift card breakage of approximately $375 thousand in the three quarters ended June 5, 2019.

(2)
Company-owned restaurants segment includes $7.7 million of Fuddruckers trade name, Cheeseburger in Paradise liquor licenses, and Jimmy Buffett intangibles. Franchise operations segment includes approximately $9.4 million in royalty intangibles.

Note 6. Derivative Financial Instruments

The Company enters into derivative instruments, from time to time, to manage its exposure to changes in interest rates on a percentage of its long-term variable rate debt. On December 14, 2016, the Company entered into an interest rate swap, pay fixed - receive floating, with a constant notional amount of $17.5 million. The fixed swap rate we paid was 1.965% and the variable rate we received was one-month LIBOR. The term of the interest rate swap was 5 years. The Company did not apply hedge accounting treatment to this derivative; therefore, changes in fair value of the instrument were recognized in Other income (expense), net. The changes in the interest rate swap fair value resulted in an expense of approximately $0.1 million during the three quarters ended June 5, 2019 and a credit to expense of approximately $0.7 million in the three quarters ended June 6, 2018. The Company terminated its interest rate swap in the quarter ended December 19, 2018 and received approximately $0.3 million in cash proceeds.

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

The fair values of the Company's cash and cash equivalents, restricted cash and cash equivalents, trade receivables and other receivables, net, and accounts payable approximate their carrying value due to their short duration. The carrying value of the Company's total credit facility debt, net of unamortized discounts and debt issue costs, at June 5, 2019 and August 29, 2018 was approximately $42.0 million and $39.3 million, respectively, which approximates fair value because the applicable interest rate is adjusted frequently based on short-term market rates (Level 2).

 Recurring fair value measurements related to assets are presented below:

Fair Value Measurement Using
	June 5, 2019	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Valuation Method
Recurring Fair Value - Assets		(In thousands)
Continuing Operations:
Derivative - Interest Rate Swap(1)	$—	$—	$—	$—
(1) The Company terminated its interest rate swap in the first quarter of fiscal 2019 and received cash proceeds of approximately $0.3 million which is recorded in other income.

		Fair Value Measurement Using
	June 6, 2018	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Valuation Method
Recurring Fair Value - Assets		(In thousands)
Continuing Operations:
Derivative - Interest Rate Swap(1)	$435	—	$435	—	Discounted Cash Flow
(1) The fair value of the interest rate swap was recorded in other assets on our consolidated balance sheet.

Recurring fair value measurements related to liabilities are presented below:

Fair Value Measurement Using
	June 5, 2019	Quoted Prices in Active Markets for Identical Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Valuation Method
Recurring Fair Value - Liabilities		(In thousands)
Continuing Operations:
TSR Performance Based Incentive Plan(1)	$—	$—	$—	$—	Monte Carlo Simulation
(1) The fair value of the Company's 2017 Performance Based Incentive Plan liabilities was zero.

		Fair Value Measurement Using
	June 6, 2018	Quoted Prices in Active Markets for Identical Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Valuation Method
Recurring Fair Value - Liabilities		(In thousands)
Continuing Operations:
TSR Performance Based Incentive Plan(1)	$229	$—	$229	$—	Monte Carlo Simulation
Total liabilities at Fair Value	$229	$—	$229	$—
(1) The fair value of the Company's 2016 and 2017 Performance Based Incentive Plan liabilities were approximately $167 thousand and $62 thousand, respectively, and was recorded in other liabilities on our consolidated balance sheet.

Non-recurring fair value measurements related to impaired property held for sale and property and equipment consisted of the following:

		Fair Value Measurement Using
	June 5, 2019	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Impairments(3)
Nonrecurring Fair Value Measurements		(In thousands)
Continuing Operations
Property held for sale(1)	$8,030	$—	$—	$8,030	$(70)
Property and equipment related to company-owned restaurants(2)	704	—	—	704	(3,476)
Total Nonrecurring Fair Value Measurements	$8,734	$—	$—	$8,734	$(3,546)
Discontinued Operations
Property held for sale(5)	$—	$—	$—	$—	$—
(1) In accordance with Subtopic 360-10, long-lived assets held for sale with a carrying value of approximately $8.1 million were written down to their fair value, less cost to sell, of approximately $8.0 million, resulting in an impairment charge of approximately $0.1 million.
(2) In accordance with Subtopic 360-10, long-lived assets held and used with a carrying value of approximately $4.2 million were written down to their fair value of approximately $0.7 million, resulting in an impairment charge of approximately $3.5 million.
(3) Total impairments for continuing operations are included in provision for asset impairments and restaurant closings in our consolidated statement of operations for the three quarters ended June 5, 2019.

		Fair Value Measurement Using
	June 6, 2018	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Impairments(4)
Nonrecurring Fair Value Measurements		(In thousands)
Continuing Operations
Property held for sale(1)	$9,074	$—	$—	$9,074	$(2,808)
Property and equipment related to company-owned restaurants (2)	1,519	—	—	1,519	(2,721)
Goodwill (3)	—	—	—	—	(513)
Total Nonrecurring Fair Value Measurements	$10,593	$—	$—	$10,593	$(6,042)
Discontinued Operations
Property held for sale (5)	$1,800	$—	$—	$1,800	$(100)
(1) In accordance with Subtopic 360-10, long-lived assets held for sale with a carrying value of approximately $12.9 million were written down to their fair value, less approximately $1.0 million net proceeds on sales, of approximately $9.1 million, resulting in an impairment charge of approximately $2.8 million.
(2) In accordance with Subtopic 360-10, long-lived assets held and used with a carrying amount of approximately $4.2 million were written down to their fair value of approximately $1.5 million, resulting in an impairment charge of approximately $2.7 million.
(3) In accordance with Subtopic 350-20, goodwill with a carrying value of approximately $513 thousand was written down to zero, resulting in an impairment charge of approximately $513 thousand.
(4) Total impairments are included in provision for asset impairments and restaurant closings in our unaudited consolidated statement of operations for the three quarters ended June 6, 2018.
(5) In accordance with Subtopic 205-20, discontinued operations held for sale with a carrying value of approximately $1.9 million were written down to their fair value , less costs to sell, of approximately $1.8 million , resulting in an impairment charge of approximately $0.1 million. This charge is included in loss from discontinued operations, net of income on our unaudited consolidated statement of operations for the three quarters ended June 6, 2018.

Note 8. Income Taxes

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

No cash payments of estimated federal income taxes were made during the three quarters ended June 5, 2019 and June 6, 2018, respectively. Deferred tax assets and liabilities are recorded based on differences between the financial reporting basis and the tax basis of assets and liabilities using currently enacted rates and laws that will be in effect when the differences are expected to reverse.

Deferred tax assets are recognized to the extent future taxable income is expected to be sufficient to utilize those assets prior to their expiration. If current available evidence and information raises doubt regarding the realization of the deferred tax assets, on a more likely than not basis, a valuation allowance is necessary. In evaluating our ability to realize the Company's deferred tax assets, the Company considered available positive and negative evidence, scheduled reversals of deferred tax liabilities, tax-planning strategies, and results of recent operations. As of June 5, 2019, management determined that for the three quarters ended June 5, 2019 a full valuation allowance on the Company's net deferred tax assets was necessary.

The effective tax rate ("ETR") for continuing operations was a negative 2.6% for the quarter ended June 5, 2019 and a negative 41.2% for the quarter ended June 6, 2018. The ETR for the quarter ended June 5, 2019 differs from the federal statutory rate of 21% due to management's full valuation allowance conclusion, anticipated federal jobs credits, state income taxes, and other discrete items.

The ETR for continuing operations was a negative 6.0% for the three quarters ended June 5, 2019 and a negative 31.8% for the three quarters ended June 6, 2018. The ETR for the three quarters ended June 5, 2019 differs from the federal statutory rate of 21% due to full management's valuation allowance conclusion, anticipated federal jobs credits, state income taxes, and other discrete items.

Management believes that adequate provisions for income taxes have been reflected in the financial statements and is not aware of any significant exposure items that have not been reflected in our consolidated financial statements. Amounts considered probable of settlements within one year have been included in the accrued expenses and other liabilities in the accompanying consolidated balance sheet.

Note 9. Property and Equipment, Intangible Assets and Goodwill

The costs, net of impairment, and accumulated depreciation of property and equipment at June 5, 2019 and August 29, 2018, together with the related estimated useful lives used in computing depreciation and amortization, were as follows:

	June 5, 2019	August 29, 2018	Estimated Useful Lives (years)
	(In thousands)
Land	$46,336	$46,817		—
Restaurant equipment and furnishings	70,181	69,678	3	to	15
Buildings	129,866	131,557	20	to	33
Leasehold and leasehold improvements	23,229	27,172	Lesser of lease term or estimated useful life
Office furniture and equipment	3,405	3,596	3	to	10
	273,017	278,820
Less accumulated depreciation and amortization	(145,828)	(140,533)
Property and equipment, net	$127,189	$138,287
Intangible assets, net	$17,105	$18,179	15	to	21

During the quarter ended March 13, 2019, the Company completed the sale of two properties with a total net sales price of approximately $19.6 million. The properties sold had been included in the previously announced asset sales program. The sales included lease back periods of 36 and 60 months and average annual lease payments of approximately $450 thousand and $295 thousand, respectively. The Company recorded a total net gain on the two sales of approximately $15.3 million of which $12.9 million was recognized in the quarter ended March 13, 2019 and the remainder will be recognized over the respective lease back periods. The deferred gain on the sale of the two properties is included in other liabilities on our consolidated balance sheet at June 5, 2019. Net proceeds from the sales were used in accordance with the 2018 Credit Agreement, to reduce the balance on its outstanding 2018 Term Loan (as defined below) and for general business purposes.
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

The aggregate amortization expense related to intangible assets subject to amortization was approximately $1.0 million and $1.1 million for the three quarters ended June 5, 2019 and June 6, 2018, respectively. The aggregate amortization expense related to intangible assets subject to amortization is expected to be approximately $1.4 million in each of the next five successive fiscal years.

The following table presents intangible assets as of June 5, 2019 and August 29, 2018:

	June 5, 2019			August 29, 2018(1)
	(In thousands)			(In thousands)
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible Assets Subject to Amortization:

Fuddruckers trade name and franchise agreements	$29,486	$(12,429)	$17,057	$29,701	$(11,653)	$18,048

Cheeseburger in Paradise trade name and license agreements	146	(98)	48	206	(75)	131

Intangible assets, net	$29,632	$(12,527)	$17,105	$29,907	$(11,728)	$18,179
(1) The amounts as of August 29, 2018 reflect a reclassification of amounts from the Cheeseburger in Paradise trade name and license agreements to the Fuddruckers trade name and franchise agreements lines on the table, netting to approximately $88 thousand.

Goodwill, net of accumulated impairments of approximately $1.9 million, was approximately $555 thousand as of June 5, 2019 and August 29, 2018, respectively, and relates to our Company-owned restaurants reportable segment. Goodwill has been allocated and impairment is assessed at the reporting level, which is the individual restaurants within our Fuddruckers and Cheeseburger in Paradise brands that were acquired in fiscal 2010 and fiscal 2013, respectively. The net Goodwill balance at June 5, 2019 is comprised of amounts assigned to one Cheeseburger in Paradise restaurant that is still operated by us, and the goodwill from the Fuddruckers acquisition in 2010. The Company performs a goodwill impairment test annually as of the end of the second fiscal quarter of each year and more frequently when negative conditions or a triggering event arises. Management prepares valuations for each of its restaurants using a discounted cash flow analysis (Level 3 inputs) to determine the fair value of each reporting unit for comparison with the reporting unit's carrying value in determining if there has been an impairment of goodwill at the reporting level.

The Company recorded no goodwill impairment charges during the three quarters ended June 5, 2019 and approximately $0.6 million during the three quarters ended June 6, 2018.

Note 10. Impairment of Long-Lived Assets, Discontinued Operations, Property Held for Sale and Store Closings

Impairment of Long-Lived Assets and Store Closings

We periodically evaluate long-lived assets held for use and held for sale whenever events or changes in circumstances indicate that the carrying amount of those assets may not be recoverable. We analyze historical cash flows of operating locations and compares results of poorer performing locations to more profitable locations. We also analyze lease terms, condition of the assets and related need for capital expenditures or repairs, as well as construction activity and the economic and market conditions in the surrounding area.

For assets held for use, we estimate future cash flows using assumptions based on possible outcomes of the areas analyzed. If the estimated undiscounted future cash flows are less than the carrying value of the location’s assets, we record an impairment loss based on an estimate of discounted cash flows. The estimates of future cash flows, based on reasonable and supportable assumptions and projections, require management’s subjective judgments. Assumptions and estimates used include operating results, changes in working capital, discount rate, growth rate, anticipated net proceeds from disposition of the property and, if applicable, lease terms. The span of time for which future cash flows are estimated is often lengthy, increasing the sensitivity to assumptions made. The time span could be 20 to 25 years for newer properties, but only 5 to 10 years for older properties. Depending on the assumptions and estimates used, the estimated future cash flows projected in the evaluation of long-lived assets can vary within a wide range of outcomes. We consider the likelihood of possible outcomes in determining the best estimate of future cash flows. The measurement for such an impairment loss is then based on the fair value of the asset as determined by discounted cash flows.

We recognized the following impairment charges to income from operations:

	Three Quarters Ended
	June 5, 2019	June 6, 2018
	(40 weeks)	(40 weeks)
	(In thousands, except per share data)
Provision for asset impairments and restaurant closings	$3,097	$6,716
Net loss (gain) on disposition of property and equipment	(12,935)	172

	$(9,838)	$6,888
Effect on EPS:
Basic	$0.33	$(0.23)
Assuming dilution	$0.33	$(0.23)

The approximate $3.1 million impairment charge for the three quarters ended June 5, 2019 is primarily related to assets at nine property locations held for use, six properties held for sale written down to their fair value and one international joint venture investment.

The approximate $6.7 million impairment charge for the three quarters ended June 6, 2018 is primarily related to assets at ten property locations held for use, ten properties held for sale written down to their fair value, goodwill at 3 locations, and approximately $0.7 million in net lease termination costs at five property locations.

The approximate $12.9 million net gain for the three quarters ended June 5, 2019 is primarily related to gains on the sale and leaseback of two properties and gains on the sale of one undeveloped property that was held for sale, partially offset by routine asset retirements.

The approximate $0.2 million net loss for the three quarters ended June 6, 2018 is primarily related to asset retirements at six property location closures partially offset by gains on the sale of 3 property locations.

Discontinued Operations

As a result of the first quarter fiscal 2010 adoption of our Cash Flow Improvement and Capital Redeployment Plan, we reclassified 24 Luby’s Cafeterias to discontinued operations. As of June 5, 2019, one location remains held for sale.

The following table sets forth the assets and liabilities for all discontinued operations:

	June 5, 2019	August 29, 2018
	(In thousands)
Property and equipment	$1,813	$1,813
Assets related to discontinued operations—non-current	$1,813	$1,813
Accrued expenses and other liabilities	$9	$14
Liabilities related to discontinued operations—current	$9	$14
Other liabilities	$16	$16
Liabilities related to discontinued operations—non-current	$16	$16

As of June 5, 2019, we had one property classified as discontinued operations. The asset carrying value of the owned property was approximately $1.8 million and is included in assets related to discontinued operations. We are actively marketing this property for sale. The asset carrying value at one other property with a ground lease, included in discontinued operations, was previously impaired to zero.

The following table sets forth the sales and pretax losses reported from discontinued operations:

	Three Quarters Ended
	June 5, 2019	June 6, 2018
	(40 weeks)	(40 weeks)
	(In thousands)
Sales	$—	$—

Pretax loss	$(18)	$(73)
Income tax expense from discontinued operations	—	(535)
Loss from discontinued operations, net of income taxes	$(18)	$(608)

The following table summarizes discontinued operations for the three quarters of fiscal 2019 and 2018:

	Three Quarters Ended
	June 5, 2019	June 6, 2018
	(40 weeks)	(40 weeks)
	(In thousands, except per share data)
Discontinued operating loss	$(18)	$(14)
Impairments	—	(59)
Pretax loss	(18)	(73)
Income tax expense from discontinued operations	—	(535)
Loss from discontinued operations, net of income taxes	$(18)	$(608)
Effect on EPS from discontinued operations—basic	$(0.00)	$(0.02)

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

At June 5, 2019, we had 13 owned properties with a carrying value of approximately $15.1 million in property held for sale. During the three quarters ended June 5, 2019, two properties were sold that were previously classified as held for sale. The pretax profit (loss) for the disposal group of locations operating for the three quarters ended June 5, 2019 and June 6, 2018 was a pretax income of approximately $13.1 million and a pretax loss of $0.9 million, respectively. Included in the pretax income (loss) for the three quarters ended June 5, 2019 and June 6, 2018 was net gains of $13.1 million and $0.3 million, respectively.

At August 29, 2018, we had 15 owned properties, of which two restaurants are located on one property, with a carrying value of approximately $19.5 million in property held for sale. The pretax loss for the disposal group of locations operating in fiscal 2018 was approximately $1.2 million.

We are actively marketing the locations currently classified as property held for sale.

Abandoned Leased Facilities - Reserve for Store Closings

As of June 5, 2019, we classified as abandoned 8 leased restaurants locationed in Arizona, Florida, Illinois, Maryland, Texas and Virginia . Although we remain obligated under the terms of the leases for the rent and other costs that may be associated with the leases, we decided to cease operations and we have no foreseeable plans to occupy the spaces as a company restaurant in the future. During the three quarters ended June 5, 2019, we recorded a decrease to the liability for lease termination expense and a credit to earnings, in provision for asset impairments and restaurant closings of approximately $0.5 million. The liability is equal to the total amount of rent and other direct costs for the remaining period of time the properties will be unoccupied plus the present value, calculated using a credit-adjusted risk free rate, of the amount by which the rent we paid by to the landlord exceeds any rent paid to us by a tenant under a sublease over the remaining period of the lease terms. Accrued lease termination expense liability was approximately $1.7 million and $2.1 million as of June 5, 2019 and August 29, 2018, respectively.

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

Under the terms of the Amended and Restated Master Sales Agreement, the Pappas entities may provide specialized (customized) equipment fabrication and basic equipment maintenance, including stainless steel stoves, shelving, rolling carts, and chef tables. The Company incurred $15 thousand and $31 thousand under the Amended and Restated Master Sales Agreement for custom-fabricated and refurbished equipment in the three quarters ended June 5, 2019 and June 6, 2018, respectively, and incurred $2 thousand dollars in other operating costs in the three quarters ended June 6, 2018. Services provided under this agreement are subject to review and approval by the Finance and Audit Committee of the Board.

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

In the third quarter of fiscal 2014, on March 12, 2014, the Company executed a new lease agreement with Pappas Restaurants, Inc. for one of our Fuddruckers locations in Houston, Texas. The lease provides for a primary term of approximately six years with two subsequent five-year options. Pursuant to the lease agreement, the Company paid $27.56 per square foot plus maintenance, taxes, and insurance from March 12, 2014 until November 30, 2016. Currently, the lease agreement provides for increases in rent at set intervals. The new lease agreement was approved by the Finance and Audit Committee.

For the three quarters ended June 5, 2019 and June 6, 2018, affiliated costs incurred as a percentage of relative total Company cost was 0.55% and 0.47%, respectively. Rent payments under the two lease agreements described above were $454 thousand and $470 thousand, respectively.

Key Management Personnel

The Company entered into a new employment agreement with Christopher Pappas on December 11, 2017. The new employment agreement contains a termination date of August 28, 2019. Mr. Pappas continues to devote his primary time and business efforts to the Company while maintaining his role at Pappas Restaurants, Inc.

Peter Tropoli, a former director and officer of the Company, is an attorney and stepson of Frank Markantonis, who is a director of the Company. Effective June 13, 2019, Mr. Tropoli resigned from the Company and is no longer our General Counsel and Corporate Secretary.

Paulette Gerukos, Vice President of Human Resources of the Company, is the sister-in-law of Harris J. Pappas.

Note 13. Debt

The following table summarizes credit facility debt, less current portion at June 5, 2019 and August 29, 2018:

	June 5, 2019	August 29, 2018
Long-Term Debt
2016 Credit Agreement - Revolver	$—	$20,000
2016 Credit Agreement - Term Loan	—	19,506
2018 Credit Agreement - Revolver	2,000	—
2018 Credit Agreement - Term Loan	43,399	—
Total credit facility debt	45,399	39,506
Less:
Unamortized debt issue costs	(2,000)	(168)
Unamortized debt discount	(1,447)	—
Total credit facility debt, less unamortized debt issuance costs	41,952	39,338
Current portion of credit facility debt	—	39,338
Credit facility debt, less current portion	$41,952	$—

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
Borrowings under the 2018 Revolver, 2018 Delayed Draw Term Loan, and 2018 Term Loan will bear interest at the London InterBank Offered Rate plus 7.75% per annum. Interest is payable quarterly and accrues daily. Under the terms of the 2018 Credit Agreement, the maximum amount of interest payable, based on the aggregate principal amount of $80.0 million and interest rates in effect at December 13, 2018, in the next 12 months was required to be pre-funded at the closing date of the 2018 Credit Agreement. The pre-funded amount of approximately $6.9 million is recorded in Restricted cash and cash equivalents on the Company's consolidated balance sheet.
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
The 2018 Credit Facility contains customary covenants and restrictions on the Company’s ability to engage in certain activities, including financial performance covenants, asset sales and acquisitions, and contains customary events of default. Specifically, among other things, the Company is required to maintain minimum Liquidity (as defined in the 2018 Credit Agreement) of $3.0 million as of the last day of each fiscal quarter and a minimum Asset Coverage Ratio (as defined in the 2018 Credit Agreement) of 2.50 to 1.00. As of June 5, 2019, the Company was in full compliance with all covenants with respect to the 2018 Credit Facility.
All amounts owing by the Company under the 2018 Credit Facility are guaranteed by the subsidiaries of the Company.
As of June 5, 2019, we had no amounts due within the next 12 months under the 2018 Credit Facility due to principal repayments in excess of the required minimum as of June 5, 2019. As of June 5, 2019 we had approximately $1.3 million committed under letters of credit, which is used as security for the payment of insurance obligations and are fully cash collateralized, and approximately $0.1 million in other indebtedness.
As of July 15, 2019, the Company was in compliance with all covenants under the terms of the 2018 Credit Agreement.
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
The 2016 Credit Agreement, as amended, contained the customary covenants and was secured by an all asset lien on all of the Company's real property and also included customary events of default. On December 13, 2018, the 2016 Credit Agreement was terminated with all outstanding amounts paid in full.
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

Of the aggregate 2.1 million shares approved for issuance under the Nonemployee Director Stock Plan, as amended, 1.5 million options, restricted stock units and restricted stock awards have been granted to date, and 0.1 million options were canceled or expired and added back into the plan, since the plan’s inception. Approximately 0.7 million shares remain available for future issuance as of June 5, 2019. Compensation costs for share-based payment arrangements under the Nonemployee Director Stock Plan, recognized in selling, general and administrative expenses for the three quarters ended June 5, 2019 and June 6, 2018 was approximately $440 thousand and $432 thousand, respectively, and approximately $151 thousand and $111 thousand for the quarters ended June 5, 2019 and June 6, 2018, respectively.

Of the aggregate 4.1 million shares approved for issuance under the Employee Stock Plan, as amended, 7.3 million options and restricted stock units have been granted to date, and 4.1 million options and restricted stock units were canceled or expired and added back into the plan, since the plan’s inception in 2005. Approximately 0.9 million shares remain available for future issuance as of June 5, 2019. Compensation costs for share-based payment arrangements under the Employee Stock Plan, recognized in selling, general and administrative expenses for the three quarters ended June 5, 2019 and June 6, 2018 was approximately $397 thousand and $659 thousand, respectively, and approximately $101 thousand and $204 thousand for the quarters ended June 5, 2019 and June 6, 2018, respectively.

Stock Options

Stock options granted under either the Employee Stock Plan or the Nonemployee Director Stock Plan have exercise prices equal to the market price of the Company’s common stock at the date of the grant.

Option awards under the Nonemployee Director Stock Plan generally vest 100% on the first anniversary of the grant date and expire ten years from the grant date. No options were granted under the Nonemployee Director Stock Plan in the three quarters ended June 5, 2019. No options to purchase shares were outstanding under this plan as of June 5, 2019.

Options granted under the Employee Stock Plan generally vest 50% on the first anniversary date of the grant date, 25% on the second anniversary of the grant date and 25% on the third anniversary of the grant date, with all options expiring ten years from the grant date. No options were granted in the three quarters ended June 5, 2019. Options to purchase 1,464,010 shares at option prices of $2.82 to $5.95 per share remain outstanding as of June 5, 2019.

A summary of the Company’s stock option activity for the three quarters ended June 5, 2019 is presented in the following table:

	Shares Under Fixed Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
		(Per share)	(In years)	(In thousands)
Outstanding at August 29, 2018	1,653,414	$4.10	6.5	$—
Forfeited	(102,102)	4.10	—	—
Expired	(87,302)	5.54	—	—
Outstanding at June 5, 2019	1,464,010	$4.01	6.0	$—
Exercisable at June 5, 2019	1,217,957	$4.19	5.6	$—

The intrinsic value for stock options is defined as the difference between the current market value, or closing price on June 5, 2019, and the grant price on the measurement dates in the table above.

At June 5, 2019, there was approximately $0.2 million of total unrecognized compensation cost related to unvested options that are expected to be recognized over a weighted-average period of 1.3 years.

Restricted Stock Units

Grants of restricted stock units consist of the Company’s common stock and generally vest after three years. All restricted stock units are cliff-vested. Restricted stock units are valued at the closing market price of the Company’s common stock at the date of grant.

A summary of the Company’s restricted stock unit activity during the three quarters ended June 5, 2019 is presented in the following table:

	Restricted Stock Units	Weighted Average Fair Value	Weighted- Average Remaining Contractual Term
		(Per share)	(In years)
Unvested at August 29, 2018	517,291	$3.79	1.8
Vested	(153,757)	4.66	—
Forfeited	(22,491)	3.60	—
Unvested at June 5, 2019	341,043	$3.41	1.3

At June 5, 2019, there was approximately $0.4 million of total unrecognized compensation cost related to unvested restricted stock units that is expected to be recognized over a weighted-average period of 1.3 years.

Performance Based Incentive Plan

The 2018 TSR Performance Based Incentive Plan (the "2018 TSR Plan") provides for a specified number of shares of common stock under the Employee Stock Plan based on the total shareholder return ranking compared to a selection of peer companies over a three-year cycle. The grant date fair value of the 2018 TSR Plan was determined based on a Monte Carlo simulation model for the three-year period. The target number of shares for distribution at 100% of the award was 373,294 on the grant date. The 2018 TSR Plan is accounted for as an equity award since it provides for a specified number of shares. The expense for this plan year is amortized over the three-year period based on 100% target award.
Non-cash compensation expense related to the Company's TSR Performance Based Incentive Plans, recorded in selling, general and administrative expenses, was approximately $355 thousand and $69 thousand in the three quarters ended June 5, 2019 and June 6, 2018, respectively, and approximately $118 thousand and $(4) thousand for the quarters ended June 5, 2019 and June 6, 2018, respectively.
A summary of the Company’s restricted stock Performance Based Incentive Plan activity during the three quarters ended June 5, 2019 is presented in the following table:

	Units	Weighted Average Fair Value
		(Per share)
Unvested at August 29, 2018	373,294	$3.68
Forfeited	(19,864)	3.68
Unvested at June 5, 2019	353,430	$3.68

At June 5, 2019, there was approximately $0.6 million of total unrecognized compensation cost related to 2018 TSR Performance Based Incentive Plan that is expected to be recognized over a weighted-average period of 1.2 years.

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

Note 15. Earnings Per Share

Basic net income per share is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding for the reporting period. Diluted net income per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. For the calculation of diluted net income per share, the basic weighted average number of shares is increased by the dilutive effect of stock options determined using the treasury stock method. Stock options excluded from the computation of net income per share for the quarter and three quarters ended June 5, 2019 include 1,464,010 shares with exercise prices exceeding market prices whose inclusion would also be anti-dilutive.

The components of basic and diluted net loss per share are as follows:

	Quarter Ended		Three Quarters Ended
	June 5, 2019	June 6, 2018	June 5, 2019	June 6, 2018
	(12 weeks)	(12 weeks)	(40 weeks)	(40 weeks)
	(In thousands, expect per share data)
Numerator:
Loss from continuing operations	$(5,295)	$(14,133)	$(6,139)	$(31,096)
Loss from discontinued operations, net of income taxes	(6)	(463)	(18)	(608)
NET LOSS	$(5,301)	$(14,596)	$(6,157)	$(31,704)
Denominator:
Denominator for basic earnings per share—weighted-average shares	29,874	30,005	29,732	29,863
Effect of potentially dilutive securities:
Employee and non-employee stock options		—	—	—
Denominator for earnings per share assuming dilution	29,874	30,005	29,732	29,863
Loss per share from continuing operations:
Basic	$(0.18)	$(0.47)	$(0.21)	$(1.04)
Assuming dilution	$(0.18)	$(0.47)	$(0.21)	$(1.04)
Loss per share from discontinued operations:
Basic	$0.00	$(0.02)	$0.00	$(0.02)
Assuming dilution	$0.00	$(0.02)	$0.00	$(0.02)
Net loss per share:
Basic	$(0.18)	$(0.49)	$(0.21)	$(1.06)
Assuming dilution	$(0.18)	$(0.49)	$(0.21)	$(1.06)

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
On February 11, 2019, the Board of Directors approved the first amendment to the shareholder rights plan extending the term of the shareholder rights plan to February 15, 2020.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s discussion and analysis of financial condition and results of operations should be read in conjunction with the unaudited Consolidated Financial Statements and footnotes for the quarter ended June 5, 2019 included in Item 1 of Part I of this Quarterly Report on Form 10 (this “Form 10-Q”), and the audited Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended August 29, 2018.

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

Percentages may not total due to rounding.

	Quarter Ended		Three Quarters Ended
	June 5, 2019	June 6, 2018	June 5, 2019	June 6, 2018
	(12 weeks)	(12 weeks)	(40 weeks)	(40 weeks)
Restaurant sales	87.8%	90.5%	88.1%	91.3%
Culinary contract services	10.1%	7.7%	9.8%	6.9%
Franchise revenue	2.0%	1.7%	2.0%	1.7%
Vending revenue	0.1%	0.1%	0.1%	0.1%
TOTAL SALES	100.0%	100.0%	100.0%	100.0%

STORE COSTS AND EXPENSES:
(As a percentage of restaurant sales)

Cost of food	28.2%	28.6%	27.8%	28.5%
Payroll and related costs	38.1%	37.8%	37.9%	37.4%
Other operating expenses	17.5%	19.3%	17.7%	19.0%
Occupancy costs	6.1%	5.9%	6.3%	6.1%
Vending revenue	(0.2)%	(0.2)%	(0.1)%	(0.2)%
Store level profit	10.2%	8.5%	10.3%	9.1%

COMPANY COSTS AND EXPENSES:
(As a percentage of total sales)

Opening costs	0.0%	0.1%	0.0%	0.2%
Depreciation and amortization	3.9%	4.7%	4.4%	4.8%
Selling, general and administrative expenses	12.6%	9.9%	11.8%	10.4%
Net loss (gain) on disposition of property and equipment	(0.6)%	0.2%	(5.1)%	0.1%

Culinary Contract Services Costs
(As a percentage of Culinary Contract Services sales)

Cost of culinary contract services	89.7%	91.9%	90.7%	93.3%
Culinary segment profit	10.3%	8.1%	9.3%	6.7%

Franchise Operations Costs
(As a percentage of Franchise revenue)

Cost of franchise operations	22.3%	23.6%	16.6%	25.3%
Franchise segment profit	77.7%	76.4%	83.4%	74.7%

(As a percentage of total sales)
LOSS FROM OPERATIONS	(5.3)%	(10.4)%	(0.6)%	(7.7)%
Interest income	0.0%	0.0%	0.0%	0.0%
Interest expense	(1.8)%	(1.2)%	(1.8)%	(0.8)%
Other income, net	0.1%	0.0%	0.1%	0.1%
Loss before income taxes and discontinued operations	(6.9)%	(11.6)%	(2.3)%	(8.4)%
Provision for income taxes	0.2%	4.8%	0.1%	2.7%
Loss from continuing operations	(7.1)%	(16.4)%	(2.4)%	(11.1)%
Loss from discontinued operations, net of income taxes	(0.0)%	(0.6)%	0.0%	(0.2)%
NET LOSS	(7.1)%	(17.0)%	(2.4)%	(11.3)%

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

	Quarter Ended		Three Quarters Ended
	June 5, 2019	June 6, 2018	June 5, 2019	June 6, 2018
	(12 weeks)	(12 weeks)	(40 weeks)	(40 weeks)
	(In thousands)		(In thousands)
Store level profit	$6,706	$6,642	$22,938	$23,469

Plus:
Sales from culinary contract services	7,571	6,639	24,610	19,413
Sales from franchise operations	1,482	1,444	5,126	4,732

Less:
Opening costs	6	85	49	490
Cost of culinary contract services	6,791	6,104	22,324	18,113
Cost of franchise operations	330	341	849	1,198
Depreciation and amortization	2,927	4,050	11,052	13,402
Selling, general and administrative expenses	9,426	8,507	29,666	29,219
Provision for asset impairments and restaurant closings	675	4,464	3,097	6,716
Net loss (gain) on disposition of property and equipment	(434)	154	(12,935)	172
Interest income	(11)	(1)	(30)	(12)
Interest expense	1,324	1,042	4,593	2,235
Other income, net	(112)	(9)	(198)	(317)
Provision for income taxes	132	4,121	346	7,494
Loss from continuing operations	$(5,295)	$(14,133)	$(6,139)	$(31,096)

The following table shows our restaurant unit count as of August 29, 2018 and June 5, 2019.

Restaurant Counts:

	August 29, 2018	FY19 YTD Q3 Openings	FY19 YTD Q3 Closings	June 5, 2019
Luby’s Cafeterias	84	—	(4)	80
Fuddruckers Restaurants	60	—	(11)	49
Cheeseburger in Paradise	2	—	(1)	1
Total	146	—	(16)	130

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

As of June 5, 2019, we owned and operated 130 restaurants, of which 80 are traditional cafeterias, 49 are gourmet hamburger restaurants, and one is a casual dining restaurant and bar. These establishments are located in close proximity to retail centers, business developments and residential areas mostly throughout the United States. Included in the 130 restaurants that we own and operate are 12 restaurants located at six property locations where we operate a side-by-side Luby’s Cafeteria and Fuddruckers on the same property. We refer to these locations as “Combo locations.”

As of June 5, 2019, we operated 32 Culinary Contract Services locations. We operated 22 of these locations in the Houston, Texas area, three in the Texas Lower Rio Grande Valley, two in Dallas, Texas, and two in San Antonio, Texas and one in northwest Texas. Outside of Texas we operated one location in North Carolina and one in Kansas. Luby’s Culinary Contract Services currently provides food service management to hospitals, corporate dining facilities, sports stadiums, and a senior care facility.

As of June 5, 2019, we had 42 franchisees operating 107 Fuddruckers restaurants. Our largest six franchise owners own five to twelve restaurants each. Fourteen franchise owners each own two to four restaurants. The 22 remaining franchise owners each own one restaurant.

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

RESULTS OF OPERATIONS

Quarter Ended June 5, 2019 Compared to Quarter Ended June 6, 2018

Comparability between quarters is affected by the varying lengths of the quarters and quarters ending at different points in the calendar year when seasonal patterns for sales are different. Both the quarter ended June 5, 2019 and the quarter ended June 6, 2018 consisted of 12 weeks.

Sales

	Quarter Ended	Quarter Ended
($000s)	June 5, 2019	June 6, 2018	Increase/ (Decrease)
	(12 weeks)	(12 weeks)	(12 weeks vs 12 weeks)
Restaurant sales	$65,611	$77,803	$(12,192)	(15.7)%
Culinary contract services	7,571	6,639	932	14.0%
Franchise revenue	1,482	1,444	38	2.6%
Vending revenue	102	118	(16)	(13.6)%
TOTAL SALES	$74,766	$86,004	$(11,238)	(13.1)%

	Three Quarters Ended	Three Quarters Ended
($000s)	June 5, 2019	June 6, 2018	Increase/ (Decrease)
	(40 weeks)	(40 weeks)	(40 weeks vs 40 weeks)
Restaurant sales	$222,079	$256,737	$(34,658)	(13.5)%
Culinary contract services	24,610	19,413	5,197	26.8%
Franchise revenue	5,126	4,732	394	8.3%
Vending revenue	292	412	(120)	(29.1)%
TOTAL SALES	$252,107	$281,294	$(29,187)	(10.4)%

The Company has three reportable segments: Company-owned restaurants, franchise operations, and culinary contract services.

Company-Owned Restaurants

Restaurant Sales

($000s)	Quarter Ended	Quarter Ended
Restaurant Brand	June 5,	June 6,	Increase/(Decrease)
	2019	2018	$ Amount	% Change
	(12 weeks)	(12 weeks)	(12 weeks vs 12 weeks)
Luby’s Cafeterias	$45,062	$49,067	$(4,005)	(8.2)%
Fuddruckers	15,312	20,622	(5,310)	(25.7)%
Combo locations	4,591	4,821	(230)	(4.8)%
Cheeseburger in Paradise	778	3,293	(2,515)	(76.4)%
Other Revenue	(132)	—	(132)
Total Restaurant Sales	$65,611	$77,803	$(12,192)	(15.7)%

The approximate $4.0 million sales decrease in stand-alone Luby's Cafeteria restaurants was the result of the closure of six locations (accounting for approximately $2.5 million of this sales decline) and a 3.1% decrease in Luby’s Cafeteria same-store sales in the quarter ended June 5, 2019 compared to the quarter ended June 6, 2018. The 3.1% decrease in Luby's Cafeteria same-store sales was the result of a 1.2% decrease in guest traffic and a 2.0% decrease in average spend per guest. The approximate $5.3 million sales decrease at stand-alone Fuddruckers restaurants was the result of 13 restaurant closings and five restaurant transfers to a franchise owner's operations (accounting for approximately $4.3 million of this sales decline combined) and a 6.1% decrease in same-store sales in the quarter ended June 5, 2019 compared to the quarter ended June 6, 2018. The 6.1% decrease in same-store sales was the result of a 8.7% decrease in guest traffic, partially offset by a 2.8% increase in average spend per guest. All six Combo locations are included in our same-store grouping and sales at this group of restaurants decreased 4.8% in the quarter ended June 5, 2019 compared to the quarter ended June 6, 2018. The approximate $2.5 million decrease in Cheeseburger in Paradise restaurants sales in the quarter ended June 5, 2019 compared to the quarter ended June 6, 2018 was primarily the result of six store closures. Other revenue in the quarter ended June 5, 2019 reflects a $0.1 million net reduction in revenue due to amortization of the discounts on gift cards sold to third parties, partially offset by recognizing revenue associated with gift card breakage.

	Three Quarters Ended	Three Quarters Ended
Restaurant Brand	June 5,	June 6,	Increase/(Decrease)
($000s)	2019	2018	$ Amount	% Change
	(40 weeks)	(40 weeks)	(40 weeks vs 40 weeks)
Luby’s Cafeterias	$152,214	$163,757	$(11,543)	(7.0)%
Fuddruckers	53,001	67,476	(14,475)	(21.5)%
Combo locations	14,911	16,219	(1,308)	(8.1)%
Cheeseburger in Paradise	2,328	9,285	(6,957)	(74.9)%
Other Revenue	(375)		(375)
Total Restaurant Sales	$222,079	$256,737	$(34,658)	(13.5)%

The approximate $11.5 million sales decrease in stand-alone Luby's Cafeteria restaurants was the result of a 2.8% decrease in same-store sales and the closure of eight locations (accounting for approximately $7.2 million of this sales decline) compared to the three quarters ended June 6, 2018. The 2.8% decrease in Luby's Cafeteria same-store sales was the result of a 5.9% decrease in guest traffic partially offset by a 3.3% increase in average spend per guest. The approximate $14.5 million sales decrease at stand-alone Fuddruckers restaurants was the result of 17 restaurant closures and five restaurant transfers to a franchise owner's operations (accounting for approximately $11.2 million of this sales decline combined) and a same-store sales decrease of 8.0%. Fuddruckers same-store sales decrease of 8.0% was the result of a 12.4% decrease in guest traffic partially offset by a 5.0% increase in average spend per guest. The approximate $1.3 million decrease in sales at our Combo locations was due to an 8.1% decrease in same-store sales. The approximate $7.0 million decrease in Cheeseburger in Paradise restaurants sales in the three quarters ended June 5, 2019 compared to the three quarters ended June 6, 2018 was primarily the result of seven store closures. Other revenue in the three quarters ended June 5, 2019 reflects an approximate 0.4 million net reduction in revenue due to amortization of the discounts on gift cards sold to third parties, partially offset by recognizing revenue associated with gift card breakage.

Cost of Food

	Quarter Ended	Quarter Ended
($000s)	June 5, 2019	June 6, 2018	Increase/ (Decrease)
	(12 weeks)	(12 weeks)	(12 weeks vs 12 weeks)
Cost of food	$18,478	$22,255	$(3,777)	(17.0)%
As a percentage of restaurant sales	28.2%	28.6%		(0.4)%

Cost of food decreased approximately $3.8 million, or 17.0%, in the quarter ended June 5, 2019 compared to the quarter ended June 6, 2018 with lower guest traffic levels and operations at 30 fewer locations. As a percentage of restaurant sales, cost of food decreased 0.4% to 28.2% in the quarter ended June 5, 2019 compared to 28.6% in the quarter ended June 6, 2018 due in part to higher average menu pricing at Fuddruckers and changes in the mix of menu offerings as well as further focus on efficient operations, including minimizing waste.

	Three Quarters Ended	Three Quarters Ended
($000s)	June 5, 2019	June 6, 2018	Increase/ (Decrease)
	(40 weeks)	(40 weeks)	(40 weeks vs 40 weeks)
Cost of food	$61,707	$73,190	$(11,483)	(15.7)%
As a percentage of restaurant sales	27.8%	28.5%		(0.7)%

Cost of food decreased approximately $11.5 million, or 15.7%, for the three quarters ended June 5, 2019 compared to the three quarters ended June 6, 2018 with lower guest traffic levels and operations at 37 fewer locations. As a percentage of restaurant sales, cost of food decreased 0.7% to 27.8% in the three quarters ended June 5, 2019 compared to 28.5% in the three quarters ended June 6, 2018 due in part to higher menu pricing and changes in the mix of menu offerings as well as further focus on efficient operations, including minimizing waste.

Payroll and Related Costs

	Quarter Ended	Quarter Ended
($000s)	June 5, 2019	June 6, 2018	Increase/ (Decrease)
	(12 weeks)	(12 weeks)	(12 weeks vs 12 weeks)
Payroll and related costs	$25,015	$29,392	$(4,377)	(14.9)%
As a percentage of restaurant sales	38.1%	37.8%		0.3%

Payroll and related costs decreased approximately $4.4 million in the quarter ended June 5, 2019 compared to the quarter ended June 6, 2018. The decrease reflects operating 30 fewer restaurants (reducing cost by approximately $4.0 million) and a reduction in hourly labor costs with fewer hours deployed on reduced guest traffic counts. As a percentage of restaurant sales, payroll and related costs increased 0.3% to 38.1% in the quarter ended June 5, 2019 compared to 37.8% in the quarter ended June 6, 2018 due primarily to the fixed cost component of labor costs (especially salaried restaurant managers) with declines in same-store sales.

	Three Quarters Ended	Three Quarters Ended
($000s)	June 5, 2019	June 6, 2018	Increase/ (Decrease)
	(40 weeks)	(40 weeks)	(40 weeks vs 40 weeks)
Payroll and related costs	$84,258	$96,032	$(11,774)	(12.3)%
As a percentage of restaurant sales	37.9%	37.4%		0.5%

Payroll and related costs decreased approximately $11.8 million in the three quarters ended June 5, 2019 compared to the three quarters ended June 6, 2018 due to operating 37 fewer restaurants (reducing cost by approximately $11.0 million), lower associate hours scheduled and deployed on the decreased level of guest traffic, and an approximate $0.7 million reduction in workers' compensation liability estimates, partially offset by higher average hourly wage rates, and increased restaurant management headcount expenses, including increases in group health insurance costs. As a percentage of restaurant sales, payroll and related costs increased 0.5%, to 37.9% in the three quarters ended June 5, 2019 compared to 37.4% in the three quarters ended June 6, 2018 due to (1) the fixed cost component of labor costs (especially salaried restaurant managers) with declines in same-store sales; and (2) an environment of rising hourly wage rates; partially offset by (3) a $0.7 million reduction to workers' compensation liability estimates (or 0.3% as a percent of restaurant sales).

Other Operating Expenses

	Quarter Ended	Quarter Ended
($000s)	June 5, 2019	June 6, 2018	Increase/ (Decrease)
	(12 weeks)	(12 weeks)	(12 weeks vs 12 weeks)
Other operating expenses	$11,491	$15,023	$(3,532)	(23.5)%
As a percentage of restaurant sales	17.5%	19.3%		(1.8)%

Other operating expenses include restaurant-related expenses for utilities, repairs and maintenance, local store advertising, property and liability insurance losses above insurance deductibles, services and supplies. Other operating expenses decreased approximately $3.5 million, or 23.5%, in the quarter ended June 5, 2019 compared to the quarter ended June 6, 2018. Of the approximate $3.5 million decrease in total other operating expenses, approximately $2.6 million is attributed to store closures and approximately $0.9 million is attributed to stores that continue to operate. The $0.9 million reduction in other operating expenses at stores that continue to operate is attributable to (1) an approximate $0.6 million reduction in restaurant supplies expense; and (2) an approximate $0.5 million reduction in repairs and maintenance expense; partially offset by (3) an approximate $0.2 million increase in restaurant services expenses. As a percentage of restaurant sales, other operating expenses decreased 1.8%, to 17.5%, in the quarter ended June 5, 2019, compared to 19.3% in the quarter ended June 6, 2018 due primarily to (1) reductions in restaurant supplies expenses at continually operated stores; (2) reductions in repairs and maintenance at continually operated stores and to a lesser extent at closed stores; and (3) closures of underperforming locations that on average had higher operating expenses relative to their sales volumes; partially offset by (4) higher restaurant services expense.

	Three Quarters Ended	Three Quarters Ended
($000s)	June 5, 2019	June 6, 2018	Increase/ (Decrease)
	(40 weeks)	(40 weeks)	(40 weeks vs 40 weeks)
Other operating expenses	$39,404	$48,881	$(9,477)	(19.4)%
As a percentage of restaurant sales	17.7%	19.0%		(1.3)%

Other operating expenses decreased by approximately $9.5 million, or 19.4%, in the three quarters ended June 5, 2019 compared to the three quarters ended June 6, 2018. Of the approximate $9.5 million decrease in total other operating expenses, approximately $6.9 million is attributed to store closures and approximately $2.6 million is attributed to stores that continue to operate. The $2.6 million reduction in other operating expenses at stores that continue to operate is attributable to (1) an approximate $1.6 million reduction in restaurant supplies expense; (2) an approximate $0.9 million reduction in repairs and maintenance expense; and (3) an approximate $0.4 million reduction in other expenses, including the benefit from the absence of approximately $0.2 million in post-hurricane related repair and other expenses incurred in the three quarters ended June 6, 2018; and (4) an approximate $0.1 million decrease in local store marketing; partially offset by (5) an approximate $0.4 million increase in electricity utility expense. As a percentage of restaurant sales, other operating expenses decreased 1.3%, to 17.7%, in the three quarters ended June 5, 2019, compared to 19.0% for the three quarters ended June 6, 2018 due to cost decreases enumerated above for continually operated stores, partially offset by higher electric utility expense.

Occupancy Costs

	Quarter Ended	Quarter Ended
($000s)	June 5, 2019	June 6, 2018	Increase/ (Decrease)
	(12 weeks)	(12 weeks)	(12 weeks vs 12 weeks)
Occupancy costs	$4,023	$4,609	$(586)	(12.7)%
As a percentage of restaurant sales	6.1%	5.9%		0.2%

Occupancy costs include property lease expense, property taxes, common area maintenance charges, and property insurance expense. Occupancy costs decreased approximately $0.6 million to approximately $4.0 million in the quarter ended June 5, 2019 compared to the quarter ended June 6, 2018. The decrease was primarily due to a decrease in rent and property taxes associated with operating 30 fewer restaurants in the quarter ended June 5, 2019 compared to the quarter ended June 6, 2018, partially offset by the additional lease expense at three properties that were sold and leased back. As a percentage of restaurant sales, occupancy costs increased 0.2%, to 6.1%, in the quarter ended June 5, 2019 compared to 5.9% in the quarter ended June 6, 2018 primarily as a result of the change in the mix of the portfolio of owned versus leased stores after the closure of 29 locations and sale of certain owned property locations as well as adjustments to property tax estimates.

	Three Quarters Ended	Three Quarters Ended
($000s)	June 5, 2019	June 6, 2018	Increase/ (Decrease)
	(40 weeks)	(40 weeks)	(40 weeks vs 40 weeks)
Occupancy costs	$14,064	$15,577	$(1,513)	(9.7)%
As a percentage of restaurant sales	6.3%	6.1%		0.2%

Occupancy costs decreased approximately $1.5 million to approximately $14.1 million in the three quarters ended June 5, 2019 compared to the three quarters ended June 6, 2018. The decrease was primarily due to a decrease in rent and property taxes associated with operating 37 fewer restaurants in the three quarters ended June 5, 2019 compared to the three quarters ended June 6, 2018, partially offset by the additional lease expense at three properties that were sold and leased back. As a percentage of restaurant sales, occupancy costs increased 0.2%, to 6.3%, in three quarters ended June 5, 2019 compared to 6.1% in the three quarters ended June 6, 2018 primarily as a result of the change in the mix of the portfolio of owned versus leased stores after the closure of 36 locations and sale of certain owned property locations as well as adjustments to property tax estimates.

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

Beginning with the first quarter fiscal 2019, as a result of our adoption of the new revenue accounting standards more fully described in Note 1 to our unaudited consolidated financial statements:

•	We recognize as revenue the amounts due to us from franchisees for pooled advertising expenditures.

•	We recognize initial and renewal franchise fees evenly over the term of franchise area development agreements.

	Quarter Ended	Quarter Ended
($000s)	June 5, 2019	June 6, 2018	Increase/ (Decrease)
	(12 weeks)	(12 weeks)	(12 weeks vs 12 weeks)
Franchise revenue	$1,482	$1,444	$38	2.6%
Cost of franchise operations	330	341	(11)	(3.2)%
Franchise profit	$1,152	$1,103	$49	4.4%
Franchise profit as a percentage of franchise revenue	77.7%	76.4%		1.3%

Franchise revenue increased $38 thousand in the quarter ended June 5, 2019 compared to the quarter ended June 6, 2018. The $38 thousand increase in franchise revenue reflects (1) recognition of $113 thousand owed to us as franchisor for pooled advertising expenditures; and (2) $9 thousand in amortized fees earned related to franchise development agreements; partially offset by (3) a decline in franchise royalties of $84 thousand on fewer franchise locations in operation during the quarter.

Cost of franchise operations decreased $11 thousand in the quarter ended June 5, 2019 compared to the quarter ended June 6, 2018. Franchise segment profit, defined as franchise revenue less cost of franchise operations, increased $49 thousand in the quarter ended June 5, 2019 compared to the quarter ended June 6, 2018 due primarily to the funds paid to us as the franchisor for pooled advertising expenditures and a modest decline in the cost of franchise operations; partially offset by a decline in franchise royalties. Five locations in the San Antonio, Texas area transferred from company-operated locations to franchise-operated locations during the quarter. As of June 5, 2019, there were 107 franchise locations in operation.

	Three Quarters Ended	Three Quarters Ended
($000s)	June 5, 2019	June 6, 2018	Increase/ (Decrease)
	(40 weeks)	(40 weeks)	(40 weeks vs 40 weeks)
Franchise revenue	$5,126	$4,732	$394	8.3%
Cost of franchise operations	849	1,198	(349)	(29.1)%
Franchise profit	$4,277	$3,534	$743	21.0%
Franchise profit as a percentage of franchise revenue	83.4%	74.7%		8.7%

Franchise revenue increased $0.4 million in the three quarters ended June 5, 2019 compared to the three quarters ended June 6, 2018. The $0.4 million increase in franchise revenue reflects (1) an approximate $0.5 million increase in franchise fees earned; and (2) recognition of approximately $0.3 million of revenue related to funds owed to us as the franchisor for pooled advertising expenditures; partially offset by (3) an approximate $0.4 million decline in franchise royalties on fewer franchise locations in operation during the three quarters.

Cost of franchise operations decreased approximately $0.3 million, or 29.1%, in the three quarters ended June 5, 2019 compared to the three quarters ended June 6, 2018. Franchise profit, defined as Franchise revenue less Cost of franchise operations, increased approximately $0.7 million in the three quarters ended June 5, 2019 compared to the three quarters ended June 6, 2018, due primarily to the $0.4 million increase in franchise revenue discussed above combined with a $0.3 million reduction in franchise costs. Two franchise locations opened, five locations closed, and five locations in the San Antonio, Texas area transferred from company operated locations to franchise operated locations in the three quarters ended June 5, 2019. As of June 5, 2019, there were 107 franchise locations in operation.

Culinary Contract Services

Culinary Contract Services is a business line servicing healthcare, sport stadiums, corporate dining clients, and sales through retail grocery stores. The healthcare accounts are full service and typically include in-room delivery, catering, vending, coffee service, and retail dining. Culinary Contract Services has contracts with long-term acute care hospitals, acute care medical centers, ambulatory surgical centers, behavioral hospitals, sports stadiums, and business and industry clients. Culinary Contract Services has the unique ability to deliver quality services that include facility design and procurement as well as nutrition and branded food services to our clients. We operated 32 Culinary Contract Services locations at the end of the quarter ended June 5, 2019 and 25 at the end of the quarter ended June 6, 2018. We focus on clients who are able to enter into agreements in which all operating costs are reimbursed to us and we generally charge a fixed fee. These agreements typically present lower financial risk to the company.

	Quarter Ended	Quarter Ended
($000s)	June 5, 2019	June 6, 2018	Increase/ (Decrease)
	(12 weeks)	(12 weeks)	(12 weeks vs 12 weeks)
Culinary contract services sales	$7,571	$6,639	$932	14.0%
Cost of culinary contract services	6,791	6,104	687	11.3%
Culinary contract services profit	$780	$535	$245	45.8%
Culinary contract services profit as a percentage of Culinary contract services sales	10.3%	8.1%		2.2%

Culinary contract services sales increased approximately $0.9 million, or 14.0%, in the quarter ended June 5, 2019 compared to the quarter ended June 6, 2018. The $0.9 million sales increase was primarily related to the sales contribution from newer accounts that are in their first year of operations with Luby's Culinary Contract services.

Cost of culinary contract services includes the food, payroll and related costs, other direct operating expenses, and corporate overhead expenses associated with generating Culinary Contract Services sales. Cost of culinary contract services increased approximately $0.7 million, or 11.3%, in the quarter ended June 5, 2019 compared to the quarter ended June 6, 2018. Culinary contract services segment profit, defined as Culinary contract services sales less Cost of culinary contract services, increased to 10.3% in the quarter ended June 5, 2019 from 8.1% in the quarter ended June 6, 2018 due to the change in the mix of our culinary agreements with clients.

	Three Quarters Ended	Three Quarters Ended
($000s)	June 5, 2019	June 6, 2018	Increase/ (Decrease)
	(40 weeks)	(40 weeks)	(40 weeks vs 40 weeks)
Culinary contract services sales	$24,610	$19,413	$5,197	26.8%
Cost of culinary contract services	22,324	18,113	4,211	23.2%
Culinary contract services profit	$2,286	$1,300	$986	75.8%
Culinary contract services profit as a percentage of Culinary contract services sales	9.3%	6.7%		2.6%

Culinary Contract Services sales increased approximately $5.2 million, or 26.8%, in the three quarters ended June 5, 2019 compared to the three quarters ended June 6, 2018.  The $5.2 million sales increase consisted of (1) an increase in sales of approximately $4.1 million from newer accounts that were not in operation for the entire three quarters ended June 6, 2018; (2) approximately $0.7 million from a location that was transferred from our restaurant business segment to our culinary contract services business segment; and (3) approximately $0.7 million increase in sales from locations continually operated over the prior full year; partially offset by loss of sales of approximately $0.3 million for locations that ceased operations.

Cost of Culinary Contract Services includes the food, payroll and related costs, other direct operating expenses, and corporate overhead expenses associated with generating Culinary Contract Services sales. Cost of Culinary Contract Services increased approximately $4.2 million, or 23.2%, in the three quarters ended June 5, 2019 compared to the three quarters ended June 6, 2018, consistent with an increase in Culinary Contract Services sales. Culinary contract services segment profit, defined as Culinary contract services sales less Cost of culinary contract services, increased to 9.3% in the three quarters ended June 5, 2019 from 6.7% in the three quarters ended June 6, 2018 due to the change in the mix of our culinary agreements with clients.

 Company-wide Expenses

Opening Costs

Opening costs include labor, supplies, occupancy, and other costs necessary to support a restaurant through its opening period. Opening costs were $6 thousand in the quarter ended June 5, 2019 compared to $0.1 million in the quarter ended June 6, 2018. The $6 thousand in opening costs for the quarter ended June 5, 2019 related to one location that we lease for a potential future Fuddruckers opening. The approximate $0.1 million in opening costs for the quarter ended June 6, 2018 included the carrying costs for one location where we previously operated a Cheeseburger in Paradise restaurant, the re-opening costs associated with one Fuddruckers location that was damaged during Hurricane Harvey and subsequently restored and re-opened for business in the quarter ended June 6, 2018 as well as one location that we lease for a potential future Fuddruckers opening.

Opening costs were $49 thousand in the three quarters ended June 5, 2019 compared to approximately $0.5 million in the three quarters ended June 6, 2018. The $49 thousand in opening costs for the three quarters ended June 5, 2019 related to one location that we lease for a potential future Fuddruckers opening. The approximate $0.5 million in opening costs for the three quarters ended June 6, 2018 included the re-opening costs associated with one Fuddruckers location that was damaged during Hurricane Harvey and subsequently restored and re-opened for business just prior to the quarter ended June 6, 2018 as well as the carrying costs for one location where we previously operated a Cheeseburger in Paradise restaurant and one location that we lease for a potential future Fuddruckers opening.

Depreciation and Amortization Expense

	Quarter Ended	Quarter Ended
($000s)	June 5, 2019	June 6, 2018	Increase/ (Decrease)
	(12 weeks)	(12 weeks)	(12 weeks vs 12 weeks)
Depreciation and amortization	$2,927	$4,050	$(1,123)	(27.7)%
As a percentage of total sales	3.9%	4.7%		(0.8)%

Depreciation and amortization expense decreased by approximately $1.1 million, or 27.7%, in the quarter ended June 5, 2019 compared to the quarter ended June 6, 2018 due primarily to certain assets reaching the end of their depreciable lives and the removal of certain assets upon sale. As a percentage of total revenue, depreciation and amortization expense decreased to 3.9% in the quarter ended June 5, 2019, compared to 4.7% in the quarter ended June 6, 2018.

	Three Quarters Ended	Three Quarters Ended
($000s)	June 5, 2019	June 6, 2018	Increase/ (Decrease)
	(40 weeks)	(40 weeks)	(40 weeks vs 40 weeks)
Depreciation and amortization	$11,052	$13,402	$(2,350)	(17.5)%
As a percentage of total sales	4.4%	4.8%		(0.4)%

Depreciation and amortization expense decreased by approximately $2.4 million, or 17.5%, in the three quarters ended June 5, 2019 compared to the three quarters ended June 6, 2018 due primarily to certain assets reaching the end of their depreciable lives and the removal of certain assets upon sale. As a percentage of total revenue, depreciation and amortization expense decreased to 4.4%in the three quarters ended June 5, 2019, compared to 4.8%in the three quarters ended June 6, 2018.

Selling, General and Administrative Expenses

	Quarter Ended	Quarter Ended
($000s)	June 5, 2019	June 6, 2018	Increase/ (Decrease)
	(12 weeks)	(12 weeks)	(12 weeks vs 12 weeks)
General and administrative expenses	$8,135	$7,779	$356	4.6%
Marketing and advertising expenses	1,291	728	563	77.3%
Selling, general and administrative expenses	$9,426	$8,507	$919	10.8%
As a percentage of total sales	12.6%	9.9%		2.7%

Selling, general and administrative expenses include corporate salaries and benefits-related costs, including restaurant area leaders, share-based compensation, marketing and advertising expenses, professional fees, travel and recruiting expenses and other office expenses. Selling, general and administrative expenses increased approximately $0.9 million, or 10.8%, in the quarter ended June 5, 2019 compared to the quarter ended June 6, 2018. The increase in selling, general and administrative expenses reflects (1) an approximate $1.2 million increase in outside professional services, including professional service contractors performing responsibilities in our information technology, accounting, and other functions, inclusive of approximately $0.7 million in other one-time restructuring related consulting fees surrounding software upgrades, evaluations of our cost structure and revenue enhancing priorities; and (2) an approximate $0.6 million increase in marketing and advertising as we invest in our digital media strategy; partially offset by (3) an approximate $0.6 million decrease in salary and benefits expenses on reduced headcount; and (4) an approximate a $0.3 million decrease in other corporate overhead expenses, including primarily lower corporate travel expense and corporate software and other supplies expense. As a percentage of total revenue, Selling, general and administrative expenses increased to 12.6% in the quarter ended June 5, 2019, compared to 9.9% in the quarter ended June 6, 2018 due in large part to the increase in outside professional services and consulting fees and increased investment in marketing and advertising, concurrent with the reduction in sales from operating fewer restaurants.

	Three Quarters Ended	Three Quarters Ended
($000s)	June 5, 2019	June 6, 2018	Increase/ (Decrease)
	(40 weeks)	(40 weeks)	(40 weeks vs 40 weeks)
General and administrative expenses	$26,680	$26,328	$352	1.3%
Marketing and advertising expenses	2,986	2,891	95	3.3%
Selling, general and administrative expenses	$29,666	$29,219	$447	1.5%
As a percentage of total sales	11.8%	10.4%		1.4%

Selling, general and administrative expenses increased approximately $0.4 million, or 1.5%, in the three quarters ended June 5, 2019 compared to the three quarters ended June 6, 2018. The increase in selling, general and administrative expenses includes (1) an approximate $2.9 million increase in outside professional services, inclusive of approximately $1.7 million in one-time proxy solicitation and communication costs as well as approximately $1.1 million in other one-time restructuring related consulting fees surrounding software upgrades, evaluations of our cost structure and revenue enhancing priorities and severance costs; and (2) an approximate $0.1 million increase in marketing and advertising expense; mostly offset by (3) an approximate $1.8 million decrease in salaries, benefits, and other compensation expenses; and (4) an approximate $0.5 million decrease relate to lower general liability insurance expense, and lower corporate supplies expense; and (5) an approximate $0.3 million reduction in corporate travel expense. As a percentage of total sales, selling, general and administrative expenses increased to 11.8% in the three quarters ended June 5, 2019, compared to 10.4% in the three quarters ended June 6, 2018.

Provision for Asset Impairments and Restaurant Closings

The approximate $0.7 million impairment charge for the quarter ended June 5, 2019 is primarily related to one property location held for use written down to its fair value, partially offset by a reversal of previously recorded lease termination reserve. The approximate $4.5 million impairment charge for the quarter ended June 6, 2018 was primarily related to assets at three property locations, goodwill at one location, eight properties held for sale written down to their fair value, and net lease termination costs of approximately $0.1 million at five property locations.

The approximate $3.1 million impairment charge for the three quarters ended June 5, 2019 is primarily related to assets at nine property locations held for use, six properties held for sale, and one international joint venture investment, each written down to their fair value. The approximate $6.7 million impairment charge for the three quarters ended June 6, 2018 is primarily related to assets at ten property locations, goodwill at three locations, ten properties held for sale written down to their fair value, and approximately $0.7 million in net lease termination costs at five property locations.

Net Loss (Gain) on Disposition of Property and Equipment

Gain on disposition of property and equipment was approximately $0.4 million in the quarter ended June 5, 2019 and primarily related to (1) the sale of one undeveloped property that was previously held for sale; (2) amortization of deferred gain on two other properties that were sold and leased back; and (3) sale of additional property at one location, net of normal asset retirement activity at various properties. The loss on disposition of property and equipment was approximately $0.2 million in the quarter ended June 6, 2018 and primarily reflects a write-off at one location partially offset by the net gain on the sale of one property.

Gain on disposition of property and equipment was approximately $12.9 million in the three quarters ended June 5, 2019 and primarily reflects (1) the sale and leaseback of two property locations where we operate a total of three restaurants, including a portion related to amortization of deferred gains; (2) sale of one undeveloped property that was previously held for sale; (3) partially offset by net lease termination costs at other locations as well as routine asset retirement activity. The loss on disposition of property and equipment was approximately $0.2 million in the three quarters ended June 6, 2018 is primarily related to asset retirements at six property location closures partially offset by net gains on the sale of three property locations of approximately $0.2 million.

Interest Expense

Interest expense was approximately $1.3 million in the quarter ended June 5, 2019 and $1.0 million in the quarter ended June 6, 2018. The increase reflects higher interest rates in the credit agreement entered into on December 13, 2018, and higher amortization expense related to pre-paid interest and fees association with the credit agreement into on December 13, 2018, as well as marginally higher average debt balances.

Interest expense was approximately $4.6 million in the three quarters ended June 5, 2019 compared to $2.2 million in the three quarters ended June 6, 2018. The increase in interest expense reflects higher average debt balances, higher interest rates in the credit agreement entered into on December 13, 2018, and higher amortization expense related to pre-paid interest and fees association with the credit agreement into on December 13, 2018, as well as acceleration of the expensing of deferred financing fees associated with our previous debt agreement.

Other Income, Net

Other income, net, consisted primarily of the following components: net rental property income and expenses relating to property for which we are the landlord; prepaid sales tax discounts earned through our participation in state tax prepayment programs; oil and gas royalty income; and changes in the fair value of our interest rate swap agreement prior to its termination in December 2018.

Other income, net, was approximately $0.1 million in the quarter ended June 5, 2019 compared to $9 thousand in the quarter ended June 6, 2018. The approximate $0.1 million of income in the quarter ended June 5, 2019 is primarily net rental income and sales tax discount benefit. The $9 thousand of income in the quarter ended June 6, 2018 primarily reflects net rental income and an increase to the fair value of our interest rate swap, partially offset by gift card expenses (specifically the expense of discounting gift card sales).

Other income, net, was approximately $0.2 million in the three quarters ended June 5, 2019 compared to approximately $0.3 million in the three quarters ended June 6, 2018. The approximate $0.2 million of income in the quarter ended June 5, 2019 is primarily net rental income, partially offset by sales tax discount expense and a reduction in the fair value of our interest rate swap. The $0.3 million of income in the three quarters ended June 6, 2018 primarily reflects net rental income and an increase in the fair value of our interest rate swap, partially offset by gift card expenses (specifically the expense of discounting gift card sales).

Taxes

For the quarter ended June 5, 2019, the income taxes related to continuing operations resulted in a tax provision of approximately $0.1 million compared to a tax provision of approximately $4.1 million for the quarter ended June 6, 2018. The effective tax rate ("ETR") for continuing operations was a negative 2.6% for the quarter ended June 5, 2019 and a negative 41.2% for the quarter ended June 6, 2018. The ETR for the quarter ended June 5, 2019 and the quarter ended June 6, 2018 differs from the federal statutory rate of 21.0% due to management's full valuation allowance conclusion, anticipated federal jobs credits, state income taxes, and other discrete items.

For the three quarters ended June 5, 2019, the income taxes related to continuing operations resulted in a tax provision of approximately $0.3 million compared to a tax provision of approximately $7.5 million for the three quarters ended June 6, 2018. The ETR for continuing operations was a negative 6.0% for the three quarters ended June 5, 2019 and a negative 31.8% for the three quarters ended June 6, 2018. The ETR for the three quarters ended June 5, 2019 and three quarters ended June 6, 2018 differs from the federal statutory rate of 21.0% due to management's full valuation allowance conclusion, anticipated federal jobs credits, state income taxes, and other discrete items.

Discontinued Operations

Discontinued operations resulted in a loss of $6 thousand in the quarter ended June 5, 2019 compared to a loss of approximately $0.5 million in the quarter ended June 6, 2018. The loss from discontinued operations of $6 thousand in the quarter ended June 5, 2019 was related to carrying costs associated with assets related to discontinued operations. Loss from discontinued operations of approximately $0.5 million in the quarter ended June 6, 2018 consisted of (1) $6 thousand in carrying costs associated with assets related to discontinued operations; (2) a $59 thousand impairment charge for assets related to discontinued operations; and (3) and income tax provision of approximately $0.4 million for assets related to discontinued operations.

Loss from discontinued operations was $18 thousand in the three quarters ended June 5, 2019 compared to a loss of approximately $0.6 million in the three quarters ended June 6, 2018. The loss from discontinued operations of $18 thousand in the three quarters ended June 5, 2019 was related to carrying costs associated with assets related to discontinued operations. Loss from discontinued operations of approximately $0.6 million in the three quarters ended June 6, 2018 consisted of (1) $14 thousand in carrying costs associated with assets related to discontinued operations (2) a $59 thousand impairment charge for assets related to discontinued operations; and (3) an approximate $0.5 million income tax provision for assets related to discontinued operations.

LIQUIDITY AND CAPITAL RESOURCES

Cash and Cash Equivalents

Our primary sources of short-term and long-term liquidity are cash flows from operations and our 2018 Credit Facility (as defined below). Cash and cash equivalents and restricted cash increased approximately $9.1 million at June 5, 2019 to $12.8 million from 3.7 million at the beginning of the fiscal year. We expect to continue to invest our available liquidity to reduce our debt, maintain our existing restaurants and infrastructure and provide working capital requirements as necessary. We plan to continue the level of capital and repair and maintenance expenditures necessary to keep our restaurants attractive and operating efficiently.

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

The following table summarizes our cash flows from operating, investing, and financing activities:

	Three Quarters Ended
	June 5, 2019	June 6, 2018
	(40 weeks)	(40 weeks)
	(In thousands)
Total cash provided by (used in):
Operating activities	$(10,881)	$(4,878)
Investing activities	18,895	(7,611)
Financing activities	1,045	12,902
Net increase in cash and cash equivalents and restricted cash	$9,059	$413

Operating Activities. Cash used in operating activities was approximately $10.9 million in the three quarters ended June 5, 2019, an approximate $6.0 million increase from the three quarters ended June 6, 2018. The approximate $6.0 million increase in cash used in operating activities is due to an approximate $4.9 million increase in cash used for working capital purposes and an approximate $1.1 million increase in net loss after adjusting for non-cash items.

Net loss after adjusting for non-cash items (a use of cash) was approximately $2.7 million in the three quarters ended June 5, 2019, an approximate $1.1 million increase compared to the three quarters ended June 6, 2018. The $1.1 million increase in net loss after adjusting for non-cash items was primarily due to decreased store-level profit from our Company-owned restaurants and higher selling general and administrative costs, mostly resulting from one-time expenses.

Changes in working capital were an approximate $8.2 million use of cash in the three quarters ended June 5, 2019 and an approximate $3.3 million use of cash in the three quarters ended June 6, 2018. The approximate $4.9 million increase in the use of cash was due to greater reductions in our accounts payable and accrued balances (in part due to the operation of 36 fewer restaurants) between the three quarters ended June 5, 2019 and the three quarters ended June 6, 2018.

Increases in current asset accounts are a use of cash while decreases in current asset accounts are a source of cash. During the three quarters ended June 5, 2019, the change in trade accounts and other receivables, net, was an approximate $0.9 million use of cash which was an approximate $1.0 million increase from the source of cash in the three quarters ended June 6, 2018. The change in food and supplies inventory during the three quarters ended June 5, 2019 was an approximate $0.1 million source of cash which was an approximate $0.5 million increase from the use of cash in the three quarters ended June 6, 2018. The change in prepaid expenses and other assets was an approximate $1.1 million source of cash during the three quarters ended June 5, 2019, compared to a $0.6 million source of cash in the three quarters ended June 6, 2018.

Increase in current liability accounts are a source of cash, while decreases in current liability accounts are a use of cash. During the three quarters ended June 5, 2019, changes in the balances of accounts payable, accrued expenses and other liabilities was an approximate $8.6 million use of cash, compared to a use of cash of approximately $3.7 million during the three quarters ended June 6, 2018.

Investing Activities. We generally reinvest available cash flows from operations to maintain and enhance existing restaurants and support Culinary Contract Services. Cash provided by investing activities was approximately $18.9 million in the three quarters ended June 5, 2019 and an approximate $7.6 million use of cash in the three quarters ended June 6, 2018. Capital expenditures were approximately $2.9 million in the three quarters ended June 5, 2019 and approximately $11.7 million in the three quarters ended June 6, 2018. Proceeds from the disposal of assets were approximately $21.8 million in the three quarters ended June 5, 2019 and approximately $3.4 million in the three quarters ended June 6, 2018. Insurance proceeds received as a result of claims made from property damage caused by Hurricane Harvey were approximately $0.8 million in the three quarters ended June 6, 2018.

Financing Activities. Cash provided by financing activities was $1.0 million in the three quarters ended June 5, 2019 compared to an approximate $12.9 million source of cash during the three quarters ended June 6, 2018. Cash flows from financing activities was primarily the result of our 2018 Credit Agreement. During the three quarters ended June 5, 2019, net cash provided by our 2018 Term Loan was $58.4 million, cash used in Revolver borrowings was approximately $18.0 million, cash used for Term Loan re-payments was approximately $36.1 million, cash used for debt issuance costs was approximately $3.2 million, and cash used for equity shares withheld to cover taxes was $12 thousand. During the three quarters ended June 6, 2018, cash provided by borrowings on our Revolver were approximately $14.6 million, cash used for Term Loan re-payments was approximately $1.4 million, and cash used for equity shares withheld to cover taxes was $70 thousand.

Status of Long-Term Investments and Liquidity

At June 5, 2019, we did not hold any long-term investments.

Status of Trade Accounts and Other Receivables, Net

We monitor the aging of our receivables, including Fuddruckers franchising related receivables, and record provisions for uncollectable accounts, as appropriate. Credit terms of accounts receivable associated with our CCS business vary from 30 to 45 days based on contract terms.

Capital Expenditures

Capital expenditures consist of purchases of real estate for future restaurant sites, Culinary Contract Services investments, new unit construction, purchases of new and replacement restaurant furniture and equipment, and ongoing remodeling programs. Capital expenditures for the three quarters ended June 5, 2019 were approximately $2.9 million primarily related to recurring maintenance of our existing units. We expect to be able to fund all capital expenditures in fiscal 2019 using proceeds from the sale of assets, cash flows from operations and our 2018 Credit Agreement. We expect to spend less than $4.5 million on capital expenditures in fiscal 2019.

DEBT

The following table summarizes credit facility debt, less current portion at June 5, 2019 and August 29, 2018:

	June 5, 2019	August 29, 2018
Long Term Debt	(In thousands)
2016 Credit Agreement - Revolver	$—	$20,000
2016 Credit Agreement - Term Loan	—	19,506
2018 Credit Agreement - Revolver	2,000	—
2018 Credit Agreement - Term Loan	43,399	—
Total credit facility debt	45,399	39,506
Less:
Unamortized debt issue costs	(2,000)	(168)
Unamortized debt discount	(1,447)	—
Total credit facility debt, less unamortized debt issuance costs	41,952	39,338
Current portion of credit facility debt	—	39,338
Total Credit facility debt, less current portion	$41,952	$—
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
As of June 5, 2019, we had approximately $1.3 million committed under letters of credit, which we use as security for the payment of insurance obligations and are fully cash collateralized, and approximately $0.1 million in other indebtedness.
As of July 15, 2019, we were in compliance with all covenants under the terms of the 2018 Credit Agreement.
2016 Credit Agreement
On November 8, 2016, we entered into a $65.0 million Senior Secured Credit Facility with Wells Fargo Bank, National Association, as Administrative Agent and Cadence Bank, NA and Texas Capital Bank, NA, as lenders (“2016 Credit Agreement”).
On December 13, 2018, the 2016 Credit Agreement was terminated with all outstanding amounts paid in full.
See Note 13 of the accompanying unaudited consolidated financial statements for more details regarding the Company's credit agreements.
CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The unaudited consolidated financial statements included in Item 1 of Part 1 of this Form 10-Q were prepared in conformity with GAAP. Preparation of the financial statements requires us to make judgments, estimates and assumptions that affect the amounts of assets and liabilities in the financial statements and revenues and expenses during the reporting periods. Due to the significant, subjective and complex judgments and estimates used when preparing our unaudited consolidated financial statements, management regularly reviews these assumptions and estimates with the Finance and Audit Committee of our Board. Actual results may differ from these estimates, including our estimates of future cash flows, which are subject to the current economic environment and changes in estimates. Other than the implementation of ASC 606 as discussed in Note 1 and 3 of the accompanying unaudited consolidated financial statements, we had no changes in our critical accounting policies and estimates which were disclosed in our Annual Report on Form 10-K for the fiscal year ended August 29, 2018.

NEW ACCOUNTING PRONOUNCEMENTS

See Note 1 to the accompanying unaudited consolidated financial statements for a discussion of recent accounting guidance adopted and not yet adopted. The adopted accounting guidance discussed in Note 1 did not have a significant impact on our consolidated financial position or results of operations. We expect the accounting guidance not yet adopted will not have a significant impact on our consolidated financial position or results of operations or we are currently evaluating the impact of adopting the accounting guidance.

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

In some cases, investors can identify these statements by forward-looking words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “outlook,” “may,” “should,” “will,” and “would” or similar words. Forward-looking statements are based on certain assumptions and analyses made by management in light of its experience and perception of historical trends, current conditions, expected future developments and other factors it believes are relevant. Although management believes that its assumptions are reasonable based on information currently available, those assumptions are subject to significant risks and uncertainties, many of which are outside of its control. The following factors, as well as the factors set forth in Item 1A of our Annual Report on Form 10-K for the fiscal year ended August 29, 2018 and any other cautionary language in this Form 10-Q, provide examples of risks, uncertainties, and events that may cause our financial and operational results to differ materially from the expectations described in our forward-looking statements:

•	general business and economic conditions,

•	the impact of competition,

•	decisions made in the allocation of capital resources,

•	our operating initiatives, changes in promotional, couponing and advertising strategies and the success of management’s business plans,

•	fluctuations in the costs of commodities, including beef, poultry, seafood, dairy, cheese, oils and produce,

•	ability to raise menu prices and customer acceptance of changes in menu items,

•	increases in utility costs, including the costs of natural gas and other energy supplies,

•	changes in the availability and cost of labor, including the ability to attract qualified managers and team members,

•	the seasonality of the business,

•	collectability of accounts receivable,

•	changes in governmental regulations, including changes in minimum wages and health care benefit regulation,

•	the effects of inflation and changes in our customers’ disposable income, spending trends and habits,

•	the ability to realize property values,

•	the availability and cost of credit,

•	the effectiveness of our credit card controls and PCI compliance,

•	weather conditions in the regions in which our restaurants operate,

•	costs relating to legal proceedings,

•	impact of adoption of new accounting standards,

•	effects of actual or threatened future terrorist attacks in the United States,

•	unfavorable publicity relating to operations, including publicity concerning food quality, illness or other health concerns or labor relations, and

•	the continued service of key management personnel.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to interest rate risk due to changes in interest rates affecting our variable-rate debt. As of June 5, 2019, the total amount of debt subject to interest rate fluctuations outstanding under our 2018 Credit Facility was $45.4 million Assuming an average debt balance with interest rate exposure of $45.4 million, a 100 basis point increase in prevailing interest rates would increase our annual interest expense by $0.5 million.

We have exposure to various foreign currency exchange rate fluctuations for revenues generated by our operations outside of the United States, which can adversely impact our net income and cash flows. Sales to customers and royalties from franchisees outside the contiguous United States as a percentage of our total revenues were not significant in the quarter ended June 5, 2019 and June 6, 2018, respectively.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act), as of June 5, 2019. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of June 5, 2019, our disclosure controls and procedures were effective in providing reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended June 5, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II—OTHER INFORMATION

Item 1. Legal Proceedings

There have been no material changes to our legal proceedings as disclosed in “Legal Proceedings” in Item 3 of Part I of our Annual Report on Form 10-K for the fiscal year ended August 29, 2018.

Item 1A. Risk Factors

There have been no material changes during the quarter ended June 5, 2019 to the Risk Factors discussed in Item 1A of Part I of our Annual Report on Form 10-K for the fiscal year ended August 29, 2018.

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

LUBY’S, INC. (Registrant)

Date:	7/15/2019	By:	/s/ Christopher J. Pappas
Christopher J. Pappas
President and Chief Executive Officer
(Principal Executive Officer)

Date:	7/15/2019	By:	/s/ K. Scott Gray
K. Scott Gray
Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)