Form 10-K
period 2019-08-28
LUBYS INC
filed 2019-11-26
CIK 16099

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
 ____________________________________
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended August 28, 2019

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒     No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  x   No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☒
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

The aggregate market value of the shares of common stock of the registrant held by non-affiliates of the registrant as of March 13, 2019, was approximately $32,205,000 (based upon the assumption that directors and executive officers are the only affiliates).

As of November 15, 2019, there were 30,041,422 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

 Portions of the following document are incorporated by reference into the designated parts of this Form 10-K:
 Definitive Proxy Statement relating to 2020 annual meeting of shareholders (in Part III)

Luby’s, Inc.
Form 10-K
Year ended August 28, 2019

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

Compliance with New York Stock Exchange Requirements

We submitted to the New York Stock Exchange (“NYSE”) the CEO certification required by Section 303A.12(a) of the NYSE’s Listed Company Manual with respect to our fiscal year ended August 29, 2018. We expect to submit the CEO certification with respect to our fiscal year ended August 28, 2019 to the NYSE within 30 days after our annual meeting of shareholders. We are filing as an exhibit to this Form 10-K the certifications required by Section 302 of the Sarbanes-Oxley Act of 2002.

FORWARD-LOOKING STATEMENTS

This Annual Report on this "Form 10-K” contains statements that are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements contained in this Form 10-K, other than statements of historical facts, are “forward-looking statements” for purposes of these provisions, including any statements regarding:

•	future operating results;

•	future capital expenditures, and expected sources of funds for capital expenditures;

•	future debt, including liquidity and the sources and availability of funds related to debt, the expected repayment of debt and the expected sources of funds for working capital requirements;

•	plans for expansion of our business;

•	closing existing units;

•	effectiveness of management’s disposal plans;

•	future sales of assets and the gains or losses that may be recognized as a result of any such sales; and

•	continued compliance with the terms of our 2018 Credit Agreement.

In some cases, investors can identify these statements by forward-looking words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “outlook,” “may” “should,” “will,” and “would” or similar words. Forward-looking statements are based on certain assumptions and analyses made by management in light of their experience and perception of historical trends, current conditions, expected future developments and other factors we believe are relevant. Although management believes that our assumptions are reasonable based on information currently available, those assumptions are subject to significant risks and uncertainties, many of which are outside of our control. The following factors, as well as the factors set forth in Item 1A of this Form 10-K and any other cautionary language in this Form 10-K, provide examples of risks, uncertainties, and events that may cause our financial and operational results to differ materially from the expectations described in our forward-looking statements:

•	our ability to pursue strategic alternatives;

•	general business and economic conditions;

•	the impact of competition;

•	decisions made in the allocation of capital resources;

•	our operating initiatives, changes in promotional, couponing and advertising strategies, and the success of management’s business plans;

•	fluctuations in the costs of commodities, including beef, poultry, seafood, dairy, cheese, oils and produce;

•	ability to raise menu prices and customers acceptance of changes in menu items;

•	increases in utility costs, including the costs of natural gas and other energy supplies;

•	changes in the availability and cost of labor, including the ability to attract qualified managers and team members;

•	the seasonality of the business;

•	collectability of accounts receivable;

•	changes in governmental regulations, including changes in minimum wages and healthcare benefit regulation;

•	the effects of inflation and changes in our customers’ disposable income, spending trends and habits;

•	the ability to realize property values;

•	the availability and cost of credit;

•	the effectiveness of our credit card controls and Payment Card Industry ("PCI") compliance;

•	weather conditions in the regions in which our restaurants operate;

•	costs relating to legal proceedings;

•	impact of adoption of new accounting standards;

•	effects of actual or threatened future terrorist attacks in the United States;

•	unfavorable publicity relating to operations, including publicity concerning food quality, illness or other health concerns or labor relations; and

•	the continued service of key management personnel.

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

PART I

Item 1. Business

Overview
Luby’s, Inc. is a multi-branded company operating in the restaurant industry and in the contract food services industry. Our core brands include Luby’s Cafeteria, Fuddruckers - World’s Greatest Hamburgers® and Luby’s Culinary Contract Services. We also operate another restaurant brand named Cheeseburger in Paradise.

In this Form 10-K, unless otherwise specified, “Luby’s,” “we,” “our,” “us” and “Company” refer to Luby’s, Inc., Luby's Fuddruckers Restaurants, LLC, a Texas Limited Liability Company ("LFR") and the consolidated subsidiaries of Luby’s, Inc. References to “Luby’s Cafeteria” refer specifically to the Luby’s Cafeteria brand restaurant.

Prior to the fourth quarter of fiscal 2019 our internal organization and reporting structure supported three reportable segments; Company-owned restaurants, Fuddruckers franchise operations and Culinary contract services. The Company-owned restaurants consisted of the three brands discussed above, which were aggregated into one reportable segment.  In the fourth quarter of fiscal 2019 we re-evaluated our reportable segments and disaggregated the Company-owned restaurants into three reportable segments based on brand name.  As such, as of the fourth quarter 2019, our five reportable segments are Luby’s cafeteria restaurants, Fuddruckers restaurants, Cheeseburger in Paradise restaurants, Fuddruckers franchise operations and Culinary contract services. Management believes this change better reflects the priorities and decision-making analysis around the allocation of our resources and better aligns to the economic characteristics within similar restaurant brands. We began reporting on the new structure in the fourth quarter of fiscal 2019 as reflected in this Annual Report on Form 10-K. The segment data for the comparable periods presented has been recast to conform to the current period presentation. Recasting this historical information did not have an impact on the consolidated financial performance of Luby’s Inc. for any of the periods presented.

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

As of November 15, 2019, we operated 120 restaurants located throughout the United States, as set forth in the table below. These establishments are located in close proximity to retail centers, business developments and residential areas. Of the 120 restaurants, 71 are located on property that we own and 49 are located on property that we lease. Five of our owned locations and one of our leased locations consist of a side-by-side Luby’s Cafeteria and Fuddruckers restaurant, to which we refer herein as a “Combo location.” The Combo location properties are included in both the Luby's Cafeterias count and the Fuddruckers Restaurants count.

	Luby's Cafeterias		Fuddruckers Restaurants		Other
	Owned	Leased	Owned	Leased	Leased	Total
Texas:
Houston Metro	16	12	8	9	—	45
San Antonio Metro	9	1	—	—	—	10
Rio Grande Valley	8	4	—	—	—	12
Dallas/Fort Worth Metro	10	2	1	—	—	13
Austin	4	—	1	—	—	5
Other Texas Markets	9	2	—	2	—	13
California	—	—	—	6	—	6
Arizona	—	—	—	4	—	4
Illinois	—	—	3	—	—	3
Mississippi	1	—	1	—	—	2
Other States	—	—	—	6	1	7
Total	57	21	14	27	1	120

As of November 15, 2019, we operated 32 locations through our Culinary Contract Services (“CCS”).

Total
Texas:
Houston Metro	22
San Antonio Metro	2
Rio Grande Valley	3
Dallas/Fort Worth Metro	2
Northwest Texas	1
Kansas	1
Greensboro, NC	1
Total	32

As of November 15, 2019, we had 38 franchisees operating 98 Fuddruckers restaurants in locations as set forth in the table below. Our largest six franchisees own 5 to 12 restaurants each. Twelve franchise owners each own two to four restaurants. The 20 remaining franchise owners each own one restaurant.

Fuddruckers Franchises
Texas:
Houston Metro	7
Dallas/Fort Worth Metro	7
Other Texas Markets	10
California	5
Connecticut	1
Florida	8
Georgia	3
Louisiana	3
Maryland	1
Massachusetts	4
Michigan	3
Missouri	2
Mississippi	1
Montana	2
Nebraska	1
Nevada	3
New Jersey	2
New Mexico	4
North Carolina	1
North Dakota	1
Oklahoma	1
Oregon	1
Pennsylvania	5
South Carolina	8
South Dakota	1
Tennessee	2
Virginia	3
International:
Canada	2
Mexico	2
Panama	3
Puerto Rico	1
Total	98

In November 1997, a prior owner of the Fuddruckers - World’s Greatest Hamburgers® brand granted to a licensee the exclusive right to use the Fuddruckers proprietary marks, trade dress, and system to develop Fuddruckers restaurants in a territory consisting of certain countries in Africa, the Middle East, and parts of Asia. As of November 15, 2019, this licensee operates 35 restaurants that are licensed to use the Fuddruckers proprietary marks in Saudi Arabia, Egypt, United Arab Emirates, Qatar, Jordan, Bahrain, and Kuwait. The Company does not receive revenue or royalties from these restaurants.

For additional information regarding our restaurant locations, please read “Properties” in Item 2 of Part I of this report.

Luby’s, Inc. (formerly, Luby’s Cafeterias, Inc.) was founded in 1947 in San Antonio, Texas. The Company was originally incorporated in Texas in 1959, with nine cafeterias in various locations, under the name Cafeterias, Inc. It became a publicly held corporation in 1973, and became listed on the NYSE in 1982. The Company's operations continue to be conducted by its wholly-owned subsidiary, LFR.

Board Special Committee

In September 2019, the Company's Board of Directors formed a new Board Special Committee comprised of independent directors with the purpose of establishing a strategic review process to identify, examine, and consider a range of strategic alternatives available to the Company with the objective of maximizing shareholder value. The Board Special Committee consists of the following members: Gerald Bodzy, Twila Day, Joe McKinney, Gasper Mir, John Morlock, and Randolph Read. The Board Special Committee is co-chaired by Messrs. Bodzy and Read.

Brookwood and Associates, previously engaged by the Company, is advising the Board Special Committee as a financial advisor to assist in certain aspects of the strategic alternatives review process. The Special Committee has retained Gibson, Dunn & Crutcher LLP to advise on various legal matters.

The Board of Directors has not made a decision to enter into any transaction at this time, and there are no assurances that the consideration of strategic alternatives will result in any transaction. The Company does not intend to comment on or disclose developments regarding the process unless it deems further disclosure appropriate or required. Please see "Risk factors" in Item 1A.

Operational Focus

Our operational focus is to generate consistent and sustainable same-store sales growth and improved store level profit. From an operating standpoint, we support this strategic focus through the following:

1.	Striving for consistently successful execution: Every day, with every guest, at every restaurant we operate.

2.
Developing our human capital: Our team members are the most critical factor in ensuring our Company’s success. Our relentless focus as a company must be inspiring and developing our team members to delight our guests.

3.
Raising awareness of our brand: Our restaurants provide guests in our local communities with memories of family, friends, childhood, a great date, a memorable birthday, or a significant accomplishment. The most reliable ways to grow and sustain our business is to perpetuate word of mouth and remain involved in the community. We must share our story with our guests in our restaurants. This allows new guests to learn our brand story and also reaffirms it with legacy and loyal guests. Loyal guests spread the word about our brand. Our most loyal guests typically agree to be in our E-club so we can communicate with them and reward them. Digital media marketing and advertising has become an integral component of our guest outreach efforts.

4.	Maintaining restaurant appearances: We recognize the importance of maintaining our legacy restaurants to remain relevant and appealing to keep loyal guests coming back and to draw in new guests.

5.
Cost management:  We evaluate each area of our business to assess that we are spending and investing at appropriate levels. This includes restaurant operating costs and corporate overhead costs. Within our restaurants, we seek opportunities with our food and supplies purchasing, menu offerings, labor productivity, and contracts with restaurant service providers to maintain an appropriate restaurant level cost structure. Within our corporate overhead, we continue to seek opportunities to stream-line corporate overhead, evaluate outsourcing certain corporate functions, and optimize staffing levels.

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

Luby’s Cafeteria’s product offerings are home-style made-from-scratch favorites priced to appeal to a broad range of customers, including those customers that focus on fast wholesome choices, quality, variety, and affordability. We have had particular success among families with children, shoppers, travelers, seniors, and business people looking for a quick, freshly prepared meal at a fair price. All of our restaurants sell food-to-go orders and third party delivery orders which comprised approximately 17% of our Luby's Cafeteria restaurant sales in fiscal 2019.

Menus are reviewed periodically and new offerings and seasonal food preferences are regularly incorporated. Each restaurant is operated as a separate unit under the control of a general manager who has responsibility for day-to-day operations, including food production and personnel employment and supervision. Restaurants generally have a staff led by a general manager, an associate manager and assistant managers. We grant authority to our restaurant managers to direct the daily operations of their stores and, in turn, we compensate them on the basis of their performance. Each general manager is supervised by an area leader. Each area leader is responsible for approximately 7 to 11 restaurants, depending on the area supervised.

In fiscal 2019, we closed five Luby's Cafeterias. The number of Luby’s Cafeterias was 79 at fiscal year-end 2019.

Fuddruckers Restaurants

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

Restaurants generally have one general manager with two or three assistant managers and a number of full-time and part-time associates working in overlapping shifts. Since Fuddruckers generally utilizes a self-service concept, similar to fast casual, it typically does not employ waiters or waitresses. Fuddruckers restaurant operations are currently divided into a total of four geographic areas, each supervised by an area leader. Each area leader is responsible for approximately 6 to 15 restaurants, depending on the area supervised.

In fiscal 2019, we closed 11 Company-owned Fuddruckers restaurants and transitioned 5 Company-owned Fuddruckers restaurants to a franchisee. The number of Fuddruckers restaurants was 44 at fiscal year-end 2019.

Fuddruckers Franchising

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

The number of franchised restaurants was 102 at fiscal year-end 2019.

Culinary Contract Services

Our CCS segment consists of a business line servicing long-term acute care hospitals, acute care medical centers, ambulatory surgical centers, retail grocery stores, behavioral hospitals, sports stadiums, senior living facilities, government, and business and industry clients, primarily in Texas. The healthcare accounts are full service and typically include in-room delivery, catering, vending, coffee service, and retail dining. Our mission is to re-define the contract food industry by providing tasty and healthy menus with customized solutions for healthcare, senior living, business and industry and higher education facilities. We seek to provide the quality of a restaurant dining experience in an institutional setting. At fiscal year-end 2019, we had contracts with 12 long-term acute care hospitals, 7 acute care hospitals, three business and industry clients, three sport stadiums, one governmental facility, one medical office building, two senior living facilities, one behavioral facility and one freestanding coffee venue located inside an office building. We have the unique ability to deliver quality services that include facility design and procurement as well as nutrition and branded food services to our clients.

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

Employees

As of November 15, 2019, we had an active workforce of 6,133 employees consisting of restaurant management employees, non-management restaurant employees, CCS management employees, CCS non-management employees, and office and facility service employees. Employee relations are considered to be good. We have never had a strike or work stoppage, and we are not subject to collective bargaining agreements.

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

We are exploring various strategic alternatives to enhance shareholder value, but this strategic review process may not result in the achievement of the desired goal of enhancing shareholder value.
In September 2019, we announced that our Board formed a new Special Committee with the purpose of establishing a strategic review process to identify, examine and consider a range of strategic alternatives available to the Company with the objective of maximizing shareholder value. The process of exploring strategic alternatives may be time consuming and disruptive to our business operations and may impair our ability to retain and motivate key personnel. We may incur substantial expenses associated with identifying, evaluating and preparing for any such strategic alternatives. Any potential transaction would be dependent upon a number of factors that may be beyond our control, including, among other factors, market conditions, industry trends, regulatory limitations and the interest of third parties in us and our assets. There can be no assurance that the exploration of strategic alternatives will result in any specific action or transaction. Further, any such strategic alternative may not ultimately lead to increased shareholder value.

General economic and business conditions as well as those specific to the restaurant industry may adversely affect our business, financial condition and results of operations.
Our business results depend on a number of industry-specific and general economic factors, many of which are beyond our control. These factors include consumer income, interest rates, inflation, consumer credit availability, consumer debt levels, tax rates and policy, unemployment trends, and other matters that influence consumer confidence and spending. The restaurant industry is affected by changes in national, regional and local economic conditions, seasonal fluctuation of sales volumes, and consumer spending patterns. Discretionary consumer spending, which is critical to our success, is influenced by general economic conditions and the availability of discretionary income. A deterioration in the global or local economy or other economic conditions affecting disposable consumer income, such as unemployment levels, reduced home values, investment losses, inflation, business conditions, fuel and other energy costs, consumer debt levels, lack of available credit, consumer confidence, interest rates, tax rates and changes in tax laws, may reduce consumer confidence and affected consumers’ ability or desire to spend disposable income. This may adversely affect our business by reducing overall consumer spending or by causing customers to reduce the frequency with which they dine out or to shift their spending to our competitors, any of which could result in lower revenues, increased costs, reduced traffic, or limits on pricing, any of which could have a material adverse effect on our financial condition and results of operations.
Regional events can adversely affect our financial performance.
Many of our restaurants and franchises are located in Texas. Our results of operations may be adversely affected by economic conditions in Texas or the occurrence of an event of terrorism or natural disaster in any of the communities in which we operate. Also, given our geographic concentration, negative publicity relating to our restaurants could have a pronounced adverse effect on our overall revenues. Although we generally maintain property and casualty insurance to protect against property damage caused by casualties and natural disasters, inclement weather, flooding, hurricanes, and other acts of God, these events can adversely impact our sales by discouraging potential customers from going out to eat or by rendering a restaurant or CCS location inoperable for a significant amount of time.
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
Failure of our efforts designed to effect a turn-around of the business could adversely affect our business, financial condition and results of operations.
We have directed, and expect to continue to direct our efforts toward effecting a turn-around of the business with the aim of re-establishing a solid foundation from which profitability can be restored. This includes an asset sales program, menu innovation, efforts to attract and retain the most talented employees, culinary innovation enhancements, marketing initiatives, and the initiative to re-franchise company-owned Fuddruckers locations. Some or all of our efforts and initiatives are inherently risky and uncertain in their application to our business in general, even when tested successfully on a more limited scale. Failure to achieve successful implementation of any or all of our efforts could adversely affect our business, financial condition, and results of operations.

Our ability to service our debt obligations is primarily dependent upon our future financial performance.

As of August 28, 2019, we had shareholders’ equity of $101 million compared to:

•	$48.7 million of long-term debt comprised of a $43.4 million Term Loan and a $5.3 million Revolver;

•	$40.2 million of minimum operating and capital lease commitments; and

Our ability to meet our debt service obligations depends on our ability to generate positive cash flows from operations and proceeds from assets sales.

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

We accept electronic payment cards for payment in our restaurants. During fiscal 2019, approximately 75% of our restaurant sales were attributable to credit and debit card transactions, and credit and debit card usage could continue to increase. A number of retailers have experienced actual or potential security breaches in which credit and debit card information may have been stolen, including a number of highly publicized incidents with well-known retailers in recent years. In addition, we have previously been the victim of a cyber attack by hackers who deployed a version of the SamSam ransomware that encrypted electronic files, locking us out of many of our point-of-sale and other systems. These hackers requested a “ransom” payment in exchange for restoring access to these encrypted files. Such attacks, while they did not provide the hackers with access to confidential customer and employee information, did adversely affect our profits due to our temporary inability to operate our restaurants and increased costs associated further protecting and restoring our computer systems. While we have taken preventative measures, no assurances can be provided that we will not be the subject of cyber attacks again in the future.

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

Our success depends in part upon our ability to attract, motivate and retain a sufficient number of qualified employees, including regional managers, restaurant general managers and chefs, in a manner consistent with our standards and expectations. Qualified individuals that we need to fill these positions are in short supply and competition for these employees is intense. If we are unable to recruit and retain sufficient qualified individuals, our operations and reputation could be adversely affected. Additionally, competition for qualified employees could require us to pay higher wages, which could result in higher labor costs. Our financial condition and and announcement of our process of exploring strategic alternatives may result in difficulties in retaining and attracting qualified employees. Any increase in labor costs could adversely affect our results of operations.

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

Our strategic initiative to transition the majority of our company-owned Fuddruckers restaurants to franchise operators may not be fully realizable.

Our success with this initiative requires entering into agreements with new or existing franchise owners on terms that are economically acceptable to us while presenting an attractive investment opportunity for those franchise owners.  Our company-owned Fuddruckers locations are geographically dispersed with some markets containing only one or two locations.  We may not be able to identify franchise owners willing and able to operate at these locations due to competitors operating in those markets that are more established or have greater penetration or brand presence.

Expansion of our CCS operations may not be successful.

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

The success of our business is highly dependent upon our key management personnel, particularly Christopher J. Pappas, our President and Chief Executive Officer, and Benjamin T. Coutee, our Chief Operating Officer. The loss of the services of any key management personnel could have a material adverse effect upon our business. The process of exploring strategic alternatives may impair our ability to retain and motivate key management personnel.

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

The price of our common stock may experience volatility.
The market price of our common stock can be volatile as we undertake the strategic review process, which may continue or become more severe if and when a transaction or business arrangement is announced or we announce that we are no longer exploring strategic alternatives.

Appraisals of our properties are estimates of value and may not necessarily correspond to realizable value.
The appraisal methodologies used to appraise our properties involve subjective judgments. As a result, appraisals of our properties are only estimates of current market value as of the date of the appraisal. Ultimate realization of the value of a property depends to a great extent on economic and other conditions beyond our control and the control of the independent valuation firm and other parties involved in the valuation of our properties. Further, these valuations may not necessarily represent the price at which a property would sell, because market prices of properties can only be determined by negotiation between a willing buyer and seller.
Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

As of November 15, 2019, we operated 120 restaurants at 114 property locations. Six of the operating locations are Combo locations and are considered two restaurants. Luby’s Cafeterias have seating capacity for 250 to 300 customers at each location while Fuddruckers locations generally seat 125 to 200 customers.

We own the underlying land and buildings on which 57 of our Luby’s Cafeteria and 14 of our Fuddruckers restaurants are located. Two of these restaurant properties contain excess building space or an extra building on the property which have 7 tenants unaffiliated with Luby’s, Inc. We also have one owned other-use property which is used as a central bakery supporting our operating restaurants.

The following table summarizes our owned properties as of November 15, 2019:

	Number of Properties	Appraised Value *
		(in millions)
Operating Restaurants:
Luby's cafeterias	52	$153.7
Fuddruckers restaurants	9	18.4
Combos	5	21.9
Total Operating Properties	66	$194.0
Leased to Fuddruckers franchisees	3	6.1
Non-operating held for sale	4	10.3
Bake Shop	1	1.1
Total	74	$211.5

 * Prior to and in conjunction with entering into the 2018 Credit Agreement in December 2018, we obtained third party appraisals from a nationally recognized real estate appraisal firm on all property used as collateral.

Included in the non-operating held for sale properties is one property classified as assets related to discontinued operations on our consolidated balance sheet at August 28, 2019 with a carrying value of $1.8 million and three properties classified as property held for sale on our consolidated balance sheets at August 28, 2019 with a carrying value of $2.8 million. Included in Luby's cafeterias and Fuddruckers restaurants operating restaurants are five and three properties, respectively, that are classified as property held for sale on our consolidated balance sheet at August 28, 2019 with carrying values of $6.3 million and $4.2 million, respectively. Also, the three properties leased to Fuddruckers franchisees are classified as property held for sale on our consolidated balance sheet at August 28, 2019 with a carrying value of $3.2 million.

In addition to the owned locations, 21 Luby’s Cafeteria restaurants, 27 Fuddruckers restaurants, and 1 Cheeseburger in Paradise restaurants are held under 48 leases. One of the 48 leases includes two restaurants at one leased location: one Luby's Cafeteria and one Fuddruckers restaurant. The majority of the leases are fixed-dollar rentals, which require us to pay additional amounts related to property taxes, hazard insurance, and maintenance of common areas. Of the 48 restaurant leases, the current terms of ten expire in less than one year, 22 expire between one and five years, and 16 expire thereafter. Additionally, 41 leases can be extended beyond their current terms at our option.

At November 15, 2019, we have leases on 10 restaurant properties where we have ceased operations. Although the Company remains obligated under the terms of the leases for the rent and other costs that may be associated with the leases, the Company has ceased operations and has no foreseeable plans to occupy the spaces as a company restaurant in the future.

We also have six leased locations that have two third party tenant and four Fuddruckers franchisees.

Our corporate office lease of approximately 26,000 square feet of office space runs through June 2022.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Stock Prices

Our common stock is traded on the NYSE under the symbol “LUB.” As of November 15, 2019, there were 1,953 holders of record of our common stock.

Equity Compensation Plans

Securities authorized under our equity compensation plans as of August 28, 2019, were as follows:

	(a)	(b)	(c)
Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted- Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans Excluding Securities Reflected in Column (a)
Equity compensation plans previously approved by security holders	1,387,412	$4.06	1,753,457
Equity compensation plans not previously approved by security holders (1)	17,801	—	—
Total	1,405,213	$4.00	1,753,457
(1)  Represents the Luby’s, Inc. Nonemployee Director Phantom Stock Plan.

See Note 16, “Share-Based Compensation,” to our Consolidated Financial Statements included in Item 8 of Part II of this report.

Stock Performance Graph

As a "smaller reporting company" as defined by Item 10 of Regulation S-K, the Company is not required to provide this information.

Item  6. Selected Financial Data

As a "smaller reporting company" as defined by Item 10 of Regulation S-K, the Company is not required to provide this information.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s discussion and analysis of the financial condition and results of operations should be read in conjunction with the consolidated financial statements and footnotes for the fiscal years ended August 28, 2019 (“fiscal 2019”) and August 29, 2018, (“fiscal 2018”) included in Part II, Item 8 of this Form 10-K.

The table on the following page sets forth selected operating data as a percentage of total revenues (unless otherwise noted) for the periods indicated. All information is derived from the accompanying Consolidated Statements of Operations. Percentages may not add due to rounding.

	Fiscal Year Ended
	August 28, 2019	August 29, 2018
	(52 weeks)	(52 weeks)
Restaurant sales	88.0%	91.1%
Culinary contract services	9.9%	7.1%
Franchise revenue	2.1%	1.7%
Vending revenue	0.1%	0.1%
TOTAL SALES	100.0%	100.0%

STORE COSTS AND EXPENSES:
(As a percentage of restaurant sales)

Cost of food	27.9%	28.3%
Payroll and related costs	38.1%	37.4%
Other operating expenses	17.9%	18.7%
Occupancy costs	6.4%	6.1%
Vending revenue	(0.1)%	(0.2)%
Store level profit	9.8%	9.5%

COMPANY COSTS AND EXPENSES (as a percentage of total sales)

Opening costs	0.0%	0.2%
Depreciation and amortization	4.3%	4.8%
Selling, general and administrative expenses	10.6%	10.6%
Other charges	1.3%	—%
Provision for asset impairments and restaurant closings	1.7%	2.7%
Net gain on disposition of property and equipment	(4.0)%	(1.6)%

Culinary Contract Services Costs (as a percentage of Culinary contract services sales)

Cost of culinary contract services	89.5%	93.7%
Culinary income	10.5%	6.3%

Franchise Operations Costs (as a percentage of Franchise revenue)

Cost of franchise operations	24.4%	24.0%
Franchise income	75.6%	76.0%

(As a percentage of total sales)
LOSS FROM OPERATIONS	(2.8)%	(6.1)%
Interest income	0.0%	0.0%
Interest expense	(1.8)%	(0.9)%
Other income, net	0.1%	0.1%
Loss before income taxes and discontinued operations	(4.6)%	(6.9)%
Provision for income taxes	0.1%	2.1%
Loss from continuing operations	(4.7)%	(9.0)%
Loss from discontinued operations, net of income taxes	(0.0)%	(0.2)%
NET LOSS	(4.7)%	(9.2)%

Although store level profit, defined as restaurant sales plus vending revenue less cost of food, payroll and related costs, other operating expenses, and occupancy costs is a non-GAAP measure, we believe its presentation is useful because it explicitly shows the aggregated results of our restaurant brand reportable segments. The following table reconciles between store level profit, a non-GAAP measure to loss from continuing operations, a GAAP measure:

	Fiscal Year Ended
	August 28, 2019	August 29, 2018
	(52 weeks)	(52 weeks)
	(In thousands)
Store level profit	$27,885	$31,648

Plus:
Sales from culinary contract services	31,888	25,782
Sales from franchise operations	6,690	6,365

Less:
Opening costs	56	554
Cost of culinary contract services	28,554	24,161
Cost of franchise operations	1,633	1,528
Depreciation and amortization	13,998	17,453
Selling, general and administrative expenses(1)	34,179	38,725
Other charges	4,270	—
Provision for asset impairments and restaurant closings	5,603	8,917
Net gain on disposition of property and equipment	(12,832)	(5,357)
Interest income	(30)	(12)
Interest expense	5,977	3,348
Other income, net	(195)	(298)
Provision for income taxes	469	7,730
Loss from continuing operations	$(15,219)	$(32,954)

(1) Marketing and advertising expense included in Selling, general and administrative expenses was $3.9 million in fiscal 2019 and $3.5 million in fiscal 2018.

The following table shows our restaurant unit count as of August 28, 2019 and August 29, 2018.

Restaurant Counts:

	Fiscal 2019 Year Begin	Fiscal 2019 Openings	Fiscal 2019 Closings	Fiscal 2019 Transfers to Franchisee	Fiscal 2019 Year End
Luby’s Cafeterias(1)	84	—	(5)		79
Fuddruckers Restaurants(1)	60	—	(11)	(5)	44
Cheeseburger in Paradise	2	—	(1)		1
Total	146	—	(17)	(5)	124

 (1) Includes 6 restaurants that are part of Combo locations

Overview

Description of the business

The Company operates with five reportable operating segments: Luby's Cafeterias, Fuddruckers Restaurants, Cheeseburger in Paradise, Fuddruckers Franchise Operations, and Culinary Contract Services. We generate revenues primarily by providing quality food to customers at our 79 Luby’s branded restaurants located mostly in Texas, 44 Fuddruckers restaurants located throughout the United States, 1 Cheeseburger in Paradise restaurant located in New Jersey, and 102 Fuddruckers franchises located primarily in the United States. Included in the Luby's Cafeterias segment are six locations where we operate both a Luby's Cafeteria and a Fuddruckers restaurant. In addition to our restaurant business model, we also provide culinary contract services for organizations that offer on-site food service, such as healthcare facilities, colleges and universities, sports stadiums, businesses and institutions, as well as sales through retail grocery outlets.

Prior to the fourth quarter of fiscal 2019 our internal organization and reporting structure supported three reportable segments; Company-owned restaurants, Fuddruckers franchise operations and Culinary Contract Services. The Company-owned restaurants consisted of several brands which were aggregated into one reportable segment.  The primary brands are Luby’s Cafeteria, Fuddruckers - World’s Greatest Hamburgers®, and Cheeseburger in Paradise. In the fourth quarter of fiscal 2019 we re-evaluated our reportable segments and disaggregated the Company-owned restaurants into three reportable segments based on brand name.  As such, as of the fourth quarter 2019, our five reportable segments are Luby’s restaurants, Fuddruckers restaurants, Cheeseburger in Paradise restaurants, Fuddruckers franchise operations and Culinary Contract Services. Management believes this change better reflects the priorities and decision-making analysis around the allocation of our resources and better aligns to the economic characteristics within similar restaurant brands. We began reporting on the new structure in the fourth quarter of fiscal 2019 as reflected in this Annual Report on Form 10-K. The segment data for the comparable periods presented has been recast to conform to the current period presentation. Recasting this historical information did not have an impact on the consolidated financial performance of Luby’s Inc. for any of the periods presented.

Business Strategy

In fiscal 2019, our full efforts were directed toward effecting a turn-around of the business with the aim of re-establishing a solid foundation from which profitability can be restored. This required a close re-evaluation of each of our business segments and restaurant brands with consideration of the value of our underlying real estate portfolio. As part of this process, we announced an asset sales program of up to $45 million. At the end of the first quarter of fiscal 2019, we also re-financed our debt and entered into a five-year credit agreement with a subsidiary of MSD Capital, MSD PCOF Partners IV, LLC ("MSD") as our new lender. This new financing arrangement along with the proceeds from the sale of certain owned property locations is intended to provide the necessary liquidity as we work through our turn-around plan.

Within our operations, we continued our focus on enhancing the guest experience at each of our restaurant brands, executing our growth plan for our Culinary Contract Services segment, and supporting our Fuddruckers franchise network for future growth. At our Company-owned restaurants, we focused on menu innovation and variety across the weeks and the seasons. We furthered our efforts in attracting and retaining the most talented individuals to serve and engage with our guests in both restaurant management roles and front-line hourly restaurant team member roles. We have an experienced culinary team that vigorously pursues culinary innovation enhancements. Our marketing initiatives centered around developing a more personal and direct connection with our guests, deploying technology where it makes most sense. By the end of fiscal 2019, we had transitioned much of our advertising and messaging toward digital media as we advance to the next phase of our loyalty and recognition programs. We continue to take these steps as part of our long-term strategy to increase our brand awareness and motivate increased guest visits, with a particular focus on our existing customer base that already knows us. As we continued to evaluate our portfolio of restaurant locations, we closed 17 restaurants so that resources could be focused on the locations that exhibit the most promise for enhanced profitability. We also transitioned 5 Fuddruckers restaurants in fiscal 2019 and an additional two at the beginning of fiscal year 2020 to a franchisee.

In fiscal 2019, our Fuddruckers franchise business segment continued supporting our loyal franchisees and we continued to pursue opportunities to re-franchise company-owned Fuddruckers locations as part of our strategy to grow franchise revenues. Our Culinary Contract Services segment continues its focus on expanding the number of locations that we serve and developing business partnerships for the long-term, while servicing our existing agreements with our customized and high-level of client service. We have streamlined our corporate overhead cost, including reduced headcount, corporate travel expense, and associated other overhead costs. In addition, at the beginning of fiscal 2020, we began organizational and planning efforts with an on-shore outsourcing firm. We anticipate completing the transition of our accounting, accounts payable, and certain other payroll and back-office functions to this outsourcing firm during the second fiscal quarter of 2020. We expect to realize additional cost savings and enhanced capabilities with this transition. Concurrent with this effort, we continue to evaluate opportunities to further align and reduce our corporate overhead costs that support our business operations.

Board Special Committee

In September 2019, the Company's Board of Directors formed a new Board Special Committee comprised of independent directors with the purpose of establishing a strategic review process to identify, examine, and consider a range of strategic alternatives available to the Company with the objective of maximizing shareholder value. The Board Special Committee consists of the following members: Gerald Bodzy, Twila Day, Joe McKinney, Gasper Mir, John Morlock, and Randolph Read. The Board Special Committee is co-chaired by Messrs. Bodzy and Read.

Brookwood and Associates, previously engaged by the Company, is advising the Board Special Committee as a financial advisor to assist in certain aspects of the strategic alternatives review process. The Special Committee has retained Gibson, Dunn & Crutcher LLP to advise on various legal matters.

The Board of Directors has not made a decision to enter into any transaction at this time, and there are no assurances that the consideration of strategic alternatives will result in any transaction. The Company does not intend to comment on or disclose developments regarding the process unless it deems further disclosure appropriate or required. Please see "Risk factors" in Item 1A.

Financial and Operation Highlights for Fiscal 2019

Financial Results

•
Total company sales decreased approximately $41.7 million, or 11.4%, in fiscal 2019 compared to fiscal 2018, consisting primarily of an approximate $48.0 million decrease in restaurant sales, an approximate $6.1 million increase in Culinary contract services sales, an approximate $0.3 million increase in franchise revenue, and an approximate $0.1 million decrease in vending revenue. The decrease in restaurant sales included an approximate $15.8 million decrease in sales at stand-alone Luby's Cafeterias, an approximate $20.3 million decrease in sales at stand-alone Fuddruckers restaurants, an approximate $1.4 million decrease in sales at our Combo locations, and an approximate $9.9 million decrease in sales at Cheeseburger in Paradise restaurants.

•
Total segment profit decreased approximately $1.8 million to approximately $36.3 million in fiscal 2019 compared to approximately $38.1 million in fiscal 2018. The approximate $1.8 million decrease in total segment profit resulted from a decrease of approximately $3.8 million in Company-owned restaurant segment profit, an approximate $0.2 million increase in franchise segment profit and an approximate $1.7 million increase in Culinary contract services segment profit. The approximate $3.8 million decrease in Company-owned restaurant segment profit resulted from restaurant sales and vending income decreasing approximately $48.2 million with the cost of food, payroll and related costs, other operating expenses, and occupancy costs decreasing approximately $44.4 million.

•
Net loss was approximately $15.2 million in fiscal 2019 compared to a loss of approximately $33.6 million in fiscal 2018. Net loss included non-cash charges for asset impairments and restaurant closings of approximately $5.6 million and approximately $8.9 million in fiscal 2019 and fiscal 2018, respectively. Net loss included gains on the disposal of asset of approximately $12.8 million in fiscal 2019 and $5.4 million in fiscal 2018, respectively. Net loss included other charges of approximately $4.3 million in fiscal 2019. Net loss for fiscal 2018 included non-tax charges of approximately $8.4 million for valuation allowance on deferred tax assets

 Operational Endeavors and Milestones

•
Luby's cafeteria segment. In fiscal 2019, we continued to promote our "made–from–scratch" cooking with many locally-sourced “from the farm” ingredients at our Luby’s Cafeterias with our “Tastes Like Texas, Feels Like Home” slogan. “Tastes Like Texas, Feels Like Home” signifies that we are dedicated to serving our guests only the best hand-crafted recipes, prepared fresh each day in our kitchens true to our heritage as a well-regarded and loved Texas tradition. We support local farmers and use only fresh produce and highest quality ingredients. We rotate seasonal menu offerings throughout the year that showcase our 70-year history of "made-from-scratch" cooking expertise. Each section of the cafeteria line is presented to entice our guests to keep coming back for their favorites: fresh colorful hot vegetable presentations, extensive and creative cold side offerings and salads, varied recipes and presentations for beef, turkey, chicken, fish, stir-fry, enchiladas, and other delectable entrées. In addition, by the third quarter of fiscal 2019, we had re-introduced breakfast on the weekend at 33 locations, further expanding our offering. From a marketing perspective, we enhanced our online presence and much of our advertising is now in a digital format which we find to be a cost-effective way of reaching our guests and reminding them of who we are and what we offer. In the process, we are gaining more insights about our loyal guests and we are closely listening to our guests' input. At the same time, we are leveraging our Texas roots and heritage -- a message that resonates with our many guests that have known us over the decades. Additionally, we are addressing the conveniences expected by today's busy lifestyles through our partnership with third-party delivery platforms as well as the expected launch in early fiscal 2020 of the new Luby's app for mobile devices.

Fuddrucker restaurants segment. At Fuddruckers, we continue to evolve the World’s Greatest Hamburgers®, with new specialty burger combinations and toppings. In fiscal 2019, we continued to focus on speed of service and the ordering experience. We furthered our use of technology to reach our guests utilizing new digital media campaigns and targeted advertising to guests' mobile devices. We continued to measure guest satisfaction through surveys and other guest interactions that helped us identify areas of excellence and areas for improvement. We are confident the focus on great food and enhanced service will in the long run lead to increased guest frequency and loyalty.

At both of our core brands, we returned to everyday value pricing in efforts to grow guest visits over time. We see this as a rational approach and one that our guests expect and appreciate. By the third quarter of fiscal 2019, we removed substantially all discounts as we focused on delivering this everyday value to our guests with consistent pricing. We also offer select premium items at higher price points at both of our core brands for the guest that is seeking that experience. As anticipated, our overall average spend per guest declined as we moved to this lower pricing structure. However, we credit this approach with the improving guest traffic trends we experienced as we moved through fiscal 2019.

Key to our operational strategy at both of our core brands in fiscal 2019 was aligning the people within our organization into the right roles and providing team members with coaching to aid them in being successful. This alignment was aimed at encouraging everyone within our organization to further commit to a service mindset so that our guests have a welcoming and comfortable experience when visiting any of our restaurants. This initiative, combined with our everyday value pricing, is delivering tangible benefits in terms of guest frequency and overall guest visits.

•
Fuddruckers franchise network. Key to our strategy is to become a more franchise-centric brand as we transition company-owned Fuddruckers to new and existing franchise-owned business owners in our franchise network. Five locations in the San Antonio, TX metro area transferred in fiscal 2019 and two locations near Austin, TX transferred in early fiscal 2020 to a new franchise business owner as part of this effort. We continue to pursue opportunities to transition company-owned Fuddruckers for each of our existing markets and stores outside of our core Houston, TX market. As of August 28, 2019, we supported a franchise network of 102 Fuddruckers franchise locations.  In addition to five locations that transferred from company-operated stores to franchise-owned stores, three other franchise locations opened in fiscal 2019 (one in the country of Panama, one in Georgia, and one in Mississippi). 11 locations closed in fiscal 2019 (three international locations, and eight in the United States). Our franchise network generated approximately $6.7 million in revenue in fiscal 2019.

•
Culinary Contract Services. Our Culinary Contract Services segment generated approximately $31.9 million in revenue during fiscal 2019 compared to approximately $25.8 million in revenue during fiscal 2018. The approximate $6.1 million increase in revenue was primarily due to a net increase in the number of locations in operation and higher sales volume locations replacing lower sales volume locations. We view this area as a long-term growth business that generally requires less capital investment and produces favorable returns on invested capital.

•	Cheeseburger in Paradise segment. Despite previous efforts to revitalize the Cheeseburger in Paradise brand and improve financial results, we have ceased operations at all but one location.

•
Capital Spending. Purchases of property and equipment were approximately $4.0 million in fiscal 2019, down from approximately $13.2 million in fiscal 2018. Capital investments was constrained to a level necessary to maintain our base of continually operated restaurants and the information technology infrastructure needed to support these restaurants. No remodel projects were undertaken in fiscal 2019. We remain committed to maintaining the attractiveness of all of our restaurant locations where we anticipate operating over the long term. In fiscal 2020, we anticipate making capital investments of up to $4.0 million for recurring maintenance of our restaurant buildings and equipment, and technology infrastructure.

Accounting Periods

Our fiscal year ends on the last Wednesday in August. Accordingly, each fiscal year normally consists of 13 four-week periods, or accounting periods, accounting for 364 days in the aggregate. However, every fifth or sixth year, we have a fiscal year that consists of 53 weeks, accounting for 371 days in the aggregate. Our first quarter consists of four four-week periods, while our last three quarters normally consist of three four-week periods. Comparability between quarters may be affected by the varying lengths of the quarters, as well as the seasonality associated with the restaurant business.

Same-Store Sales

The restaurant business is highly competitive with respect to food quality, concept, location, price, and service, all of which may have an effect on same-store sales. Our same-store sales calculation measures the relative performance of a certain group of restaurants. A store is included in this group of restaurants after it has been open for six complete consecutive quarters. Stores that close on a permanent basis (or on a temporary basis for remodeling) are removed from the group in the fiscal quarter when operations cease at the restaurant, but remain in the same-store group for previously reported fiscal quarters. Although management believes this approach leads to more effective year-over-year comparisons, neither the time frame nor the exact practice may be similar to those used by other restaurant companies. Same-store sales at our restaurant units decreased 4.2% for fiscal 2019 and decreased 0.5% for fiscal 2018.

The following table shows the year-over-year same-store sales change for comparative historical quarters for the restaurant segments:

	Fiscal 2019				Fiscal 2018
Increase (Decrease)	Q4	Q3	Q2	Q1	Q4	Q3	Q2	Q1
Luby's Cafeterias	(3.2)%	(3.1)%	(2.2)%	(3.0)%	3.9%	2.4%	(1.8)%	1.5%
Combo Locations	(2.5)%	(4.8)%	(7.1)%	(11.1)%	(1.5)%	(3.3)%	(5.4)%	1.3%
Luby's cafeteria segment	(3.2)%	(3.3)%	(2.6)%	(3.7)%	3.3%	1.9%	(2.1)%	1.5%

Fuddruckers restaurants segment	(5.5)%	(6.1)%	(5.3)%	(11.2)%	(3.9)%	(5.8)%	(6.4)%	0.6%

Cheeseburger in Paradise Segment	(3.6)%	(4.4)%	(3.1)%	(0.6)%	(4.4)%	(11.7)%	(13.9)%	(10.5)%

Same-store sales	(3.7)%	(4.0)%	(3.3)%	(5.5)%	1.2%	(0.9)%	(3.7)%	0.8%

At the end of fiscal 2019, there were 73 Luby’s Cafeterias, 6 Combo locations, 38 Fuddruckers Restaurants, and 1 Cheeseburger in Paradise locations that met the definition of same-stores.

RESULTS OF OPERATIONS

Fiscal 2019 (52 weeks) compared to Fiscal 2018 (52 weeks)

Sales

	Fiscal Year 2019 Ended	Fiscal Year 2018 Ended	Fiscal 2019 vs Fiscal 2018
($000s)	August 28, 2019	August 29, 2018	Higher/(Lower)
	(52 weeks)	(52 weeks)	(52 vs 52 weeks)
Restaurant sales	$284,513	$332,518	(14.4)%
Culinary contract services	31,888	25,782	23.7%
Franchise revenue	6,690	6,365	5.1%
Vending revenue	379	531	(28.6)%
TOTAL SALES	$323,470	$365,196	(11.4)%

Total company sales decreased approximately $41.7 million, or 11.4%, in fiscal 2019 compared to fiscal 2018, consisting primarily of an approximate $48.0 million decrease in restaurant sales and an approximate $0.2 million decrease in vending revenue, partially offset by an approximate $6.1 million increase in Culinary contract services sales, an approximate $0.3 million increase in Franchise revenue.

The Company operates with five reportable operating segments: Luby's Cafeterias, Fuddruckers Restaurants, Cheeseburger in Paradise, Fuddruckers Franchise Operations, and Culinary Contract Services.

Company-Owned Restaurants

Restaurant Sales

Restaurant Brands	Fiscal Year 2019 Ended	Fiscal Year 2018 Ended	Fiscal 2019 vs Fiscal 2018
	August 28, 2019	August 29, 2018	Higher/(Lower)
	(52 weeks)	(52 weeks)	(52 vs 52 weeks)
Luby’s cafeterias	$195,151	$210,972	(7.5)%
Combo locations	19,459	20,886	(6.8)%
Luby's cafeteria segment	$214,610	$231,858	(7.4)%
Fuddruckers restaurants segment	67,331	87,618	(23.2)%
Cheeseburger in Paradise segment	$3,108	$13,042	(76.2)%
Total Restaurant Sales	$284,513	$332,518	(14.4)%

Total restaurant sales decreased approximately $48.0 million in fiscal 2019 compared to fiscal 2018. The decrease in restaurant sales included an approximate $15.8 million decrease in sales at stand-alone Luby’s Cafeterias, an approximate $20.3 million decrease in sales at stand-alone Fuddruckers restaurants, an approximate $1.4 million decrease in sales from Combo locations, and an approximate $9.9 million decrease at sales from our Cheeseburger in Paradise restaurants.

•
The approximate $15.8 million decrease in sales at stand-alone Luby’s reflects the reduction of nine operating restaurants, and a 2.9% decrease in same-store stand-alone Luby's Cafeteria sales. The 2.9% decrease in same-store sales includes a 4.9% decrease in guest traffic, partially offset by a 2.1% increase in average spend per guest.

•
The approximate $20.3 million decrease in sales at stand-alone Fuddruckers restaurants reflects the reduction of 27 operating restaurants and a 7.5% decrease in same-store stand-alone Fuddruckers sales. The 7.5% decrease in same-store sales includes a 10.7% decrease in guest traffic partially offset by a 3.6% increase in average spend per guest.

•	The approximate $1.4 million decrease in sales from Combo locations reflects a 6.8% decrease in sales at the six locations in operation throughout fiscal 2019 and fiscal 2018.

•
The approximate $9.9 million decrease in sales from our Cheeseburger in Paradise reflects the reduction of seven operating restaurants and a 2.9% decrease at the one remaining Cheeseburger in Paradise location.

Cost of Food

	Fiscal Year 2019 Ended	Fiscal Year 2018 Ended	Fiscal 2019 vs Fiscal 2018
($000s)	August 28, 2019	August 29, 2018	Higher/(Lower)
	(52 weeks)	(52 weeks)	(52 vs 52 weeks)
Cost of food:
Luby's cafeteria segment	$60,801	$65,956	$(5,155)
Fuddruckers restaurants segment	17,712	23,956	(6,244)
Cheeseburger in Paradise segment	966	4,326	(3,360)
Total Restaurants	$79,479	$94,238	$(14,759)

As a percentage of restaurant sales
Luby's cafeteria segment	28.4%	28.4%	0.0%
Fuddruckers restaurants segment	26.3%	27.3%	(1.0)%
Cheeseburger in Paradise segment	31.1%	33.2%	(2.1)%
Total Restaurants	27.9%	28.3%	(0.4)%

Cost of food, which is comprised of the cost associated with the sale of food and beverage products that are consumed while dining in our restaurants, as take-out, and as catering. Cost of food decreased approximately $14.8 million, or 15.7%, in fiscal 2019 compared to fiscal 2018. Cost of food is variable and generally fluctuates with sales and guest traffic volume. As a percentage of restaurant sales, food costs decreased 0.4% to 27.9% in fiscal 2019 compared to 28.3% in fiscal 2018. The Cost of food as percentage of sales was impacted by higher average pricing in the first half of the fiscal year, menu rationalization leading to a favorable change in the mix of menu items purchased by guests, and continued careful cost management, partially offset by higher prices for certain food commodities.

The cost of food as a percentage of restaurant sales in the Luby's cafeteria segment was level at 28.4% in fiscal 2019 compared to fiscal 2018 due in large part to higher average menu pricing in the first half of fiscal 2019 offset by higher prices for certain food commodities. The cost of food as a percentage of restaurant sales for the Fuddruckers restaurants segment decreased 1.0% in fiscal 2019 compared to fiscal 2018 due to higher average menu pricing and a favorable change in the mix of menu items purchased by guests, partially offset by higher input prices of beef and other food commodities. The cost of food as a percentage of restaurant sales for the Cheeseburger in Paradise segment decreased 2.1% in fiscal 2019 compared to fiscal 2018 due primarily to reducing operations to a single location with better food cost economics.

Payroll and Related Costs

	Fiscal Year 2019 Ended	Fiscal Year 2018 Ended	Fiscal 2019 vs Fiscal 2018
($000s)	August 28, 2019	August 29, 2018	Higher/(Lower)
	(52 weeks)	(52 weeks)	(52 vs 52 weeks)
Payroll and related Costs:
Luby's cafeteria segment	$81,342	$86,264	$(4,922)
Fuddruckers restaurants segment	25,938	32,585	(6,647)
Cheeseburger in Paradise segment	1,229	5,629	(4,400)
Total Restaurants	$108,509	$124,478	$(15,969)

As a percentage of restaurant sales
Luby's cafeteria segment	38.0%	37.2%	0.8%
Fuddruckers restaurants segment	38.5%	37.2%	1.3%
Cheeseburger in Paradise segment	39.5%	43.2%	(3.6)%
Total Restaurants	38.1%	37.4%	0.7%

Payroll and related costs includes restaurant-level hourly wages, including overtime pay, and pay while training, as well as management salaries and incentive payments. Payroll and related costs also include the payroll taxes, workers’ compensation expense, group health insurance costs, and 401(k) matching expense for all restaurant-level hourly and management employees. Payroll and related costs decreased approximately $16.0 million, or 12.8%, in fiscal 2019 compared to fiscal 2018 due in part to (1) operating 43 fewer restaurants (closure of 21 restaurants in fiscal 2018 closure of of 17 restaurants in fiscal 2019, and transfer of five Fuddruckers restaurants to a franchisee in fiscal 2019); for stores that continue to operate, payroll and related expense increased less than $0.1 million. The modest increase in payroll and related expenses for stores that continue to operate reflected (1) an increase in average salaries among our restaurant management teams and increased wage rates among our hourly team members; and (2) higher health insurance expense; partially offset by (3) a reduction in scheduled hours as a result of a decline in guest traffic. As a percentage of restaurant sales, payroll and related costs increased 0.7% to 38.1% in fiscal 2019 compared to 37.4% in fiscal 2018, due primarily to (1) the fixed cost component of labor costs (mainly management labor) with lower same-store sales levels and (2) higher health insurance expense.

Payroll and related costs a percentage of restaurant sales in the Luby's cafeteria segment increased 0.8% to 38.0% in fiscal 2019 compared to fiscal 2018 due to (1) increased wage rates among our hourly team members; (2) the fixed component of management labor costs with lower same-store sales levels; (3) increased usage of hourly overtime hours; and (4) higher health insurance expense; partially offset by (5) reduction in scheduled hours as a result of a decline in guest traffic. Payroll and related costs a percentage of restaurant sales in the Fuddruckers restaurants segment increased 1.3% to 38.5% in fiscal 2019 compared to fiscal 2018 due to (1) an increase in staffing and average salary cost for restaurant-level management; (2) higher health insurance expenses; and (3) an increase in average wage rates amount our hourly team members; partially offset by (4) a reduction in scheduled hours as a result of a decline in guest traffic. Payroll and related costs a percentage of restaurant sales in the Cheeseburger in Paradise segment decreased 3.6% to 39.5% in fiscal 2019 compared to fiscal 2018 due primarily to reducing operations to a single location with better labor cost economics and higher average sales volumes.

Other Operating Expenses

	Fiscal Year 2019 Ended	Fiscal Year 2018 Ended	Fiscal 2019 vs Fiscal 2018
($000s)	August 28, 2019	August 29, 2018	Higher/(Lower)
	(52 weeks)	(52 weeks)	(52 vs 52 weeks)
Other operating expenses:
Luby's cafeteria segment	$37,192	$41,653	$(4,461)
Fuddruckers restaurants segment	12,829	17,305	(4,476)
Cheeseburger in Paradise segment	865	3,328	(2,463)
Total Restaurants	$50,886	$62,286	$(11,400)

As a percentage of restaurant sales
Luby's cafeteria segment	17.4%	18.0%	(0.6)%
Fuddruckers restaurants segment	19.1%	19.8%	(0.7)%
Cheeseburger in Paradise segment	27.8%	25.5%	2.3%
Total Restaurants	17.9%	18.7%	(0.8)%

 Other operating expenses primarily include restaurant-related expenses for utilities, repairs and maintenance, advertising, insurance, and services. Other operating expenses decreased approximately $11.4 million, or 18.3%, in fiscal 2019 compared to fiscal 2018. Of the approximate $11.4 million million decrease in total other operating expenses, approximately $8.9 million is attributed to store closures and approximately $2.5 million is attributed to stores that continue to operate. The $2.5 million reduction in other operating expenses at stores that continue to operate is attributable to (1) an approximate $1.7 million reduction in restaurant supplies expense; (2) an approximate $0.7 million reduction in repairs and maintenance expense; and (3) an approximate $0.4 million reduction in other expenses, including the benefit from the absence of approximately $0.2 million in post-hurricane related repair and other expenses incurred in fiscal 2018; partially offset by (4) an approximate $0.3 million increase in uninsured losses, net of insurance recoveries. As a percentage of restaurant sales, Other operating expenses decreased 0.8% to 17.9% in fiscal 2019 compared to 18.7% in fiscal 2018. The 0.8% decrease in Other operating expenses as a percentage of restaurant sales was due to the net expense items enumerated above and the beneficial impact of store closures where operating expenses were generally higher as percentage of sales than stores that continue to operate.

Other operating expense a percentage of restaurant sales in the Luby's cafeteria segment decreased 0.6% to 17.4% in fiscal 2019 compared to fiscal 2018 due to (1) an approximate $0.7 million insurance recovery recorded in fiscal 2019; (2) a reduction in restaurant supplies expense; (3) the absence of approximately $0.2 million in post-hurricane related repair and other expenses incurred in fiscal 2018; partially offset by (4) increased cost for certain services provided to the cafeteria restaurants, including an increase in delivery fees related to increased usage of third-party delivery platforms. Other operating expense a percentage of restaurant sales in the Fuddruckers restaurants segment decreased 0.7% to 19.1% in fiscal 2019 compared to fiscal 2018 due to (1) the absence of approximately $0.3 million in post-hurricane related repair and other expenses incurred in fiscal 2018; (2) a reduction in restaurant supplies expense; and (3) the beneficial impact of store closures where operating expenses were generally higher as percentage of sales than stores that continue to operate; partially offset by (4) comparison to fiscal 2018 when an approximate $0.7 million insurance recovery was recorded. Other operating expense a percentage of restaurant sales in the Cheeseburger in Paradise segment increased 2.3% to 27.8% in fiscal 2019 compared to fiscal 2018 due to primarily to wind-down operational costs in fiscal 2019 for locations that closed at the end of fiscal 2018, including utilities expense and certain restaurant service costs.

Occupancy Costs

	Fiscal Year 2019 Ended	Fiscal Year 2018 Ended	Fiscal 2019 vs Fiscal 2018
($000s)	August 28, 2019	August 29, 2018	Higher/(Lower)
	(52 weeks)	(52 weeks)	(52 vs 52 weeks)
Occupancy costs:
Luby's cafeteria segment	$9,315	$8,935	$380
Fuddruckers restaurants segment	8,529	10,420	(1,891)
Cheeseburger in Paradise segment	289	1,044	(755)
Total Restaurants	$18,133	$20,399	$(2,266)

As a percentage of restaurant sales
Luby's cafeteria segment	4.4%	3.9%	0.5%
Fuddruckers restaurants segment	12.7%	11.9%	0.8%
Cheeseburger in Paradise segment	9.3%	8.0%	1.3%
Total Restaurants	6.4%	6.1%	0.3%

Occupancy costs include property lease expense, property taxes, and common area maintenance charges, property insurance, and permits and licenses. Occupancy costs decreased $2.3 million in fiscal 2019 compared to fiscal 2018. The decrease was primarily due to a decrease in rent and property taxes associated with operating 43 fewer restaurants in fiscal 2019 compared to fiscal 2018 (closure of 21 restaurants in fiscal 2018 closure of of 17 restaurants in fiscal 2019, and transfer of five Fuddruckers restaurants to a franchisee), partially offset by the additional lease expense at three properties that were sold and leased back. As a percentage of restaurant sales, occupancy costs increased 0.3%, to 6.4%, in fiscal 2019 compared to 6.1% in fiscal 2018 primarily as a result of the change in the mix of the portfolio of owned versus leased stores after the closure of 43 locations and sale of certain owned property locations as well as adjustments to property tax estimates. A significantly higher percentage of our Fuddruckers restaurants are leased properties as compared to our Luby's cafeterias. As a result, our Fuddruckers restaurant segment's occupancy costs as a percentage of sales is higher than our Luby's cafeterias.

Fuddruckers Franchise Segment Profit

	Fiscal Year 2019 Ended	Fiscal Year 2018 Ended	Fiscal 2019 vs Fiscal 2018
($000s)	August 28, 2019	August 29, 2018	Higher/(Lower)
	(52 weeks)	(52 weeks)	(52 vs 52 weeks)
Franchise revenue	$6,690	$6,365	5.1%
Cost of franchise operations	1,633	1,528	6.9%
Franchise operations segment profit	$5,057	$4,837	4.5%
Franchise profit as percent of Franchise revenue	75.6%	76.0%	(0.4)%

We offer franchises for the Fuddruckers brand. Franchises are sold in markets where expansion is deemed advantageous to the development of the Fuddruckers concept and system of restaurants. Franchise revenue includes (1) royalties paid to us as the franchisor for the Fuddruckers brand; (2) funds paid to us as the franchisor for pooled advertising expenditures; and (3) franchise fees paid to us when franchise units are opened for business or transferred to new owners and when franchise agreements are renewed or certain milestones in franchise agreements are reached. Cost of franchise operations includes the direct costs associated with supporting franchisees with opening new Fuddruckers franchised restaurants and the corporate overhead expenses associated with generating franchise revenue. These corporate expenses primarily include the salaries and benefits, travel and related expenses, and other expenses for employees whose primary job function involves supporting our franchise owners and the development of new franchise locations

Beginning with the first quarter fiscal 2019, as a result of our adoption of the new revenue accounting standards more fully described in Note 1 to our consolidated financial statements:

•	We recognize as revenue the amounts due to us from franchisees for pooled advertising expenditures.

•	We recognize initial and renewal franchise fees evenly over the term of franchise area development agreements and we recognize revenue when a franchise agreement is terminated early.

•	Additionally, we record an expense and liability in an amount equal to the unspent funds paid to us from franchisees for pooled advertising expenditures that will be incurred in a future period.

Franchise revenue increased approximately $0.3 million, or 5.1%, in fiscal 2019 compared to fiscal 2018. The $0.3 million increase in franchise revenue reflects (1) an approximate $0.3 million increase in franchise fees earned; and (2) recognition of approximately $0.4 million of revenue related to funds owed to us as the franchisor for pooled advertising expenditures; partially offset by (3) an approximate $0.4 million decline in franchise royalties on fewer franchise locations in operation in fiscal 2019.

Cost of franchise operations increased approximately $0.1 million, or 6.9%, in fiscal 2019 compared to fiscal 2018. The increase was due primarily to (1) recording an expense in fiscal 2019 related to pooled advertising expenditures, partially offset by lower salary and benefits expense as well as lower travel expense required to support the franchise system.

Franchise operations segment profit, defined as Franchise revenue less Cost of franchise operations, increased approximately $0.2 million in in fiscal 2019 compared to fiscal 2018, due primarily to the $0.3 million increase in franchise revenue partially offset by the $0.1 million increase in franchise costs, both discussed above.

During fiscal 2019, three new Fuddruckers franchise locations opened, 11 locations closed, and five locations in the San Antonio, Texas area transferred from company operated locations to franchise operated locations. We ended fiscal 2019 with 102 Fuddruckers franchise restaurants.

Culinary Contract Services Segment Profit

Culinary Contract Services is a business line servicing healthcare, sport stadiums, corporate dining clients, and sales through retail grocery stores. The healthcare accounts are full service and typically include in-room delivery, catering, vending, coffee service, and retail dining. Culinary Contract Services has contracts with long-term acute care hospitals, acute care medical centers, ambulatory surgical centers, behavioral hospitals, sports stadiums, and business and industry clients. Culinary Contract Services has the unique ability to deliver quality services that include facility design and procurement as well as nutrition and branded food services to our clients. We operated 31 Culinary Contract Services locations at the end of fiscal 2019 and 28 at the end of fiscal 2018. We focus on clients who are able to enter into agreements in which all operating costs are reimbursed to us and we generally charge a fixed fee as opposed to agreements where we retain all revenues and operating costs and we are exposed to the variability of the operating results of the location. The fixed fee agreements typically present lower financial risk to the company.

	Fiscal Year 2019 Ended	Fiscal Year 2018 Ended	Fiscal 2019 vs Fiscal 2018
($000s)	August 28, 2019	August 29, 2018	Higher/(Lower)
	(52 weeks)	(52 weeks)	(52 vs 52 weeks)
Culinary contract services	$31,888	$25,782	23.7%
Cost of culinary contract services	28,554	24,161	18.2%
CCS segment profit	$3,334	$1,621	105.7%
Culinary contract profit as percent of Culinary contract services sales	10.5%	6.3%	4.2%

Culinary contract services revenue increased $6.1 million, or 23.7%, in fiscal 2019 compared to fiscal 2018. The $6.1 million increase in revenue was primarily due to (1) an increase in sales of approximately $4.5 million from newer accounts that were not in operation for the entirety of fiscal 2019 and fiscal 2018; (2) approximately $0.6 million from a location that was transferred from our restaurant business segment to our culinary contract services business segment; and (3) approximately $1.1 million increase in sales from locations continually operated over the prior full year; partially offset by loss of sales of approximately $0.1 million for locations that ceased operations.

Cost of culinary contract services includes the food, payroll and related costs, other direct operating expenses, and corporate overhead expenses associated with generating Culinary contract services sales. Cost of culinary contract services increased approximately $4.4 million, or 18.2%, in fiscal 2019 compared to fiscal 2018 due primarily to a net increase in culinary contract sales volume, partially offset by reductions of corporate overhead expenses required to support this business segment. CCS segment profit (defined as Culinary contract cervices revenue less Cost of culinary contract services) increased in dollar terms by approximately $1.7 million and increased as a percent of Culinary contract services revenue to 10.5% in fiscal 2019 from 6.3% in fiscal 2018, due primarily to the change in the mix of culinary contract service agreements with clients.

Opening Costs

Opening costs includes labor, supplies, occupancy, and other costs necessary to support the restaurant through its opening period. Opening costs were less than $0.1 million in fiscal 2019 compared to approximately $0.6 million in fiscal 2018. Opening costs of $0.6 million in fiscal 2018 included the re-opening costs associated with one Fuddruckers location that was damaged during Hurricane Harvey and subsequently restored and re-opened for business just prior to the quarter ended June 6, 2018 as well as the carrying costs for one location where we previously operated a Cheeseburger in Paradise restaurant and one location that we lease where we previously intended to open a Fuddruckers restaurant.

Depreciation and Amortization

	Fiscal Year 2019 Ended	Fiscal Year 2018 Ended	Fiscal 2019 vs Fiscal 2018
($000s)	August 28, 2019	August 29, 2018	Higher/(Lower)
	(52 weeks)	(52 weeks)	(52 vs 52 weeks)
Depreciation and amortization	$13,998	$17,453	(19.8)%
As a percentage of total sales	4.3%	4.8%	(0.5)%

Depreciation and amortization expense decreased $3.5 million in fiscal 2019 compared to fiscal 2018 due primarily to certain assets reaching the end of their depreciable lives and the removal of certain assets upon sale. As a percentage of total revenue, depreciation and amortization expense decreased to 4.3% in fiscal 2019, compared to 4.8% in fiscal 2018.

Selling, General and Administrative Expenses

	Fiscal Year 2019 Ended	Fiscal Year 2018 Ended	Fiscal 2019 vs Fiscal 2018
($000s)	August 28, 2019	August 29, 2018	Higher/(Lower)
	(52 weeks)	(52 weeks)	(52 vs 52 weeks)
General and administrative expenses	$30,257	$35,201	(14.0)%
Marketing and advertising expenses	3,922	3,524	11.3%
Selling, general and administrative expenses	$34,179	$38,725	(11.7)%
As percent of total sales	10.6%	10.6%	0.0%

Selling, general and administrative expenses include marketing and advertising expenses, corporate salaries and benefits-related costs, including restaurant area leaders and regional directors, share-based compensation, professional fees, travel and recruiting expenses and other office expenses. Selling, general and administrative expenses decreased by approximately $4.5 million, or 11.7%, in fiscal 2019 compared to fiscal 2018. The approximate $4.5 million decrease in Selling, general and administrative expenses include (1) an approximate $4.6 million decrease in salaries, benefits, and other compensation expenses; (2) an approximate $0.5 million reduction in corporate travel expense; (3) an approximate $0.4 million decrease related to lower general liability insurance expense; partially offset by (4) an approximate $0.4 million increase in marketing and advertising expense; (5) an approximate $0.5 million increase in outside professional services and telecommunications network costs; and (6) an approximate net $0.1 million increase in other corporate overhead costs. As a percentage of total sales, Selling, general and administrative expenses were 10.6% in fiscal 2019 and in fiscal 2018.

Other Charges

Other charges includes those expenses that we consider related to our restructuring efforts are not part of our recurring operations. We have identified these expenses amounting to approximately $4.3 million in fiscal 2019 and recorded in Other charges. These expenses were included in our Selling, general, and administrative cost expense line in previously reported quarters of fiscal 2019.

Fiscal Year 2019 Ended
($000s)	August 28, 2019
(52 weeks)
Proxy communication related	$1,740
Employee severances	1,325
Restructuring related	1,205
Total Other Charges	$4,270

In the first half of fiscal 2019, a shareholder of the company proposed alternative nominees to the Board of Directors and other possible changes to the corporate strategy resulting in a contested proxy at the company's annual meeting. We incurred approximately $1.7 million in proxy communication expense which was primarily for outside professional services and related costs in order to communicate with shareholders about management's strategy and the experience of the Company's members on the Board of Directors.

In fiscal 2019, we separated with a number of employees as part of our efforts to streamline our corporate overhead costs and to support a reduced number of restaurants in operation. Employees who were separated from the company were paid severance based on the number of years of service and earnings with the organization, resulting in an approximate $1.3 million charge.

Also, in fiscal 2019, we engaged a professional consulting firm to evaluate initiatives to right-size corporate overhead costs and revenue enhancing measures. In addition, we engaged other outside consultants to evaluate various other components of our strategy. We also incurred cost of other outside professionals as we began efforts to transition portions of our accounting, payroll, operational reporting, and other back-office functions to a leading multi-unit restaurant outsourcing firm.We anticipate completing the transition in the first calendar quarter of 2020 and expect to realize additional cost savings and enhanced capabilities from this transition. Lastly, we incurred expenses related to certain information technology systems that will be replaced by the capabilities of the outsourcing firm. We incurred an expense of $1.2 million for these restructuring efforts.

Other charges, as defined above, were not significant in fiscal 2018.

Provision for Asset Impairments and Restaurant Closings

The provision for asset impairment and restaurant closings of approximately $5.6 million in fiscal 2019 is primarily related to assets at nine property locations held for use, seven properties held for sale, one international joint venture investment, and spare inventory of restaurant equipment and parts at our maintenance facility, each written down to their estimated fair value. The provision for asset impairment and restaurant closings of approximately $8.9 million in fiscal 2018 is primarily related to assets impaired at 21 property locations, goodwill at three property locations, ten properties held for sale written down to their fair value, and a reserve for 15 restaurant closings of approximately $1.3 million.

Net Gain on Disposition of Property and Equipment

The approximate $12.8 million net gain on disposition of property and equipment in fiscal 2019 primarily reflects (1) the sale and leaseback of two property locations where we operate a total of three restaurants, including a portion related to amortization of deferred gains; (2) sale of one undeveloped property that was previously held for sale; (3) partially offset by net lease termination costs at other locations as well as routine asset retirement activity.

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

Interest Income

Interest income was $30 thousand in fiscal 2019 compared to $12 thousand in fiscal 2018 due to higher net cash balances, including required restricted cash balances.

Interest Expense

Interest expense was approximately $6.0 million in fiscal 2019 compared to $3.3 million in fiscal 2018. The increase in interest expense reflects higher average debt balances, higher interest rates in the credit agreement entered into on December 13, 2018, and higher amortization expense related to pre-paid interest and fees association with the credit agreement into on December 13, 2018, as well as acceleration of the expensing of deferred financing fees associated with our previous debt agreement. Interest paid in cash was $4.5 million in fiscal 2019 and $2.5 million in fiscal 2018.

Other Income (Expense), Net

Other income, net, consisted primarily of the following components: net rental property income and expenses relating to property for which we are the landlord; prepaid sales tax discounts earned through our participation in state tax prepayment programs; oil and gas royalty income; and changes in the fair value of our interest rate swap agreement prior to its termination in December 2018.

Other income was approximately $0.2 million in fiscal 2019 compared to approximately $0.3 million in fiscal 2018. The approximate $0.2 million of income in fiscal 2019 is primarily net rental income, partially offset by sales tax discount expense and a reduction in the fair value of our interest rate swap in the first quarter. The approximate $0.3 million of income in fiscal 2018 primarily reflects net rental income and an increase in the fair value of our interest rate swap, partially offset by gift card expenses (specifically the expense of discounting gift card sales).

Taxes

The income tax provision related to continuing operations for fiscal 2019 was approximately $0.5 million compared to an income tax provision of approximately $7.7 million for fiscal 2018. The income tax provision in fiscal 2019 reflects $0.4 million of current state income tax and $0.1 million of international withholding taxes. The income tax provision in fiscal 2018 reflects the impact of the U.S. tax reform, that is commonly referred to as Tax Cuts and Jobs Act (the "Tax Act"), of $3.2 million in deferred income taxes, an additional $4.1 million of deferred income tax provision, including an incremental valuation allowance, and $0.4 million of current state income taxes.

The effective tax rate ("ETR) for continuing operations was a negative 3.2% for fiscal 2019 and a negative 30.6% for fiscal 2018. The ETR for fiscal 2019 differs from the federal statutory rate of 21% due to the change in the valuation allowance, the federal jobs credits, state income taxes, and other discrete items. The Tax Act lowered the federal statutory tax rate from 35% to 21% effective January 1, 2018. In accordance with the application of Internal Revenue Code, Section 15, the Company's federal statutory tax rate for fiscal 2018 was 25%, representing a blended tax rate for the fiscal year. The ETR for fiscal 2018 differs from the blended federal statutory rate due to the change in the valuation allowance, the federal jobs credits, state income taxes and other discrete items.

Discontinued Operations

	Fiscal Year Ended
($000s)	August 28, 2019	August 29, 2018
	(52 weeks)	(52 weeks)
Discontinued operating losses	$(7)	$(21)
Impairments	—	(59)
Gains	—	—
Pretax loss	$(7)	$(80)
Income tax benefit (expense) from discontinued operations	—	(534)
Loss from discontinued operations, net of income taxes	$(7)	$(614)

The loss from discontinued operations, net of income taxes was $7 thousand in fiscal 2019 compared to a loss of approximately $0.6 million in fiscal 2018. The loss of $7 thousand in fiscal 2019 primarily reflected net occupancy cost associated with assets that were related to discontinued operations. The loss of $0.6 million in fiscal 2018 included (1) less than $0.1 million in “carrying costs” (typically rent, property taxes, utilities, and maintenance) associated with assets that were related to discontinued operations; (2) less than $0.1 million impairment charges for certain assets related to discontinued operations; and (3) an approximate $0.5 million income tax provision related to increasing the deferred tax asset valuation allowance associated with discontinued operations.

LIQUIDITY AND CAPITAL RESOURCES

Cash and Cash Equivalents

In fiscal 2019 and 2018 our primary sources of short-term and long-term liquidity were proceeds from asset sales and our 2018 and 2016 Credit Facilities (as defined below). Cash and cash equivalents and restricted cash increased approximately $9.0 million from $3.7 million at the end of fiscal 2018 to $12.8 million at the end of fiscal 2019. We expect to continue to invest our available liquidity to reduce our debt, maintain our existing restaurants and infrastructure and provide working capital requirements as necessary. We plan to continue a level of capital and repair and maintenance expenditures to keep our restaurants attractive and operating efficiently. Based upon our level of past and projected capital requirements, we expect that proceeds from the sale of assets, funding available under our 2018 Credit Facility and cash flows from operations, will be sufficient to meet our capital expenditures and working capital requirements during the next twelve months.

As is common in the restaurant industry, we maintain relatively low levels of accounts receivable and inventories and our vendors grant trade credit for purchases such as food and supplies. However, higher levels of accounts receivable are typical in our CCS business segment and Fuddruckers franchise business segment. We also strategically invest in our business through the addition of new restaurant units and refurbishment of existing restaurant units, which are reflected as long-term assets.

The following table summarizes our cash flows from operating, investing and financing activities:

	Fiscal Year Ended
	August 28, 2019	August 29, 2018
	(52 weeks)	(52 weeks)
	(In thousands)
Total cash provided by (used in):
Operating activities	$(13,130)	$(8,453)
Investing activities	17,849	3,014
Financing activities	4,315	8,065
Increase (Decrease) in cash and cash equivalents	$9,034	$2,626

Operating Activities. Cash flow from operating activities decreased from a use of cash of $8.5 million in fiscal 2018 to a use of cash of $13.1 million in fiscal 2019. The $4.7 million decrease in operating cash flow was primarily due to a $4.4 million decrease in cash used in operations before changes in operating assets and liabilities and a $0.3 million increase in cash used in changes in operating assets and liabilities.

The $4.4 million decrease in cash used in operating activities before changes in operating assets and liabilities was primarily due to uses of cash from a $1.8 million decrease total in total segment level profit and a $2.6 million increase in interest expense.

The $0.3 million increase in cash used in changes in operating assets and liabilities was primarily due to a $2.0 million higher decrease in accounts payable, accrued expenses and other liabilities, partially offset by a $0.7 million decrease in the change in trade accounts receivable and other receivables, a $0.2 million decrease in the change of food and supply inventories, and a $0.8 million decrease in the change of prepaid expenses and other assets, in fiscal 2019 compared to fiscal 2018.

Investing Activities. Cash provided by investing activities was $17.8 million in fiscal 2019, an increase of $14.8 million compared to cash used in investing activities of $3.0 million in fiscal 2018, primarily due to the proceeds from disposal of assets and property held for sale and proceeds from property and equipment insurance claims. We used cash to invest $4.0 million in the purchase of property and equipment in fiscal 2019, a decrease of $9.3 million from our investment of $13.2 million in fiscal 2018. Proceeds from disposal of assets and property held for sale was $21.8 million in fiscal 2019, an increase of $7.6 million from proceeds of $14.2 million in fiscal 2018. Proceeds on property and equipment insurance claims of $2.1 million was a source of cash in fiscal

2018. The purchases of property and equipment of $4.0 million in fiscal 2019 included $3.7 million for our Company-owned restaurants and $0.3 million in corporate related capital expenditures,. The purchases of property and equipment of $13.2 million in fiscal 2018 included $11.1 million for our Company-owned restaurants, $1.9 million in corporate related capital expenditures and $0.2 million for our CCS business segment.

Financing Activities. Cash provided by financing activities was $4.3 million in fiscal 2019, a decrease of $3.8 million from cash provided by financing activities of $8.1 million in fiscal 2018. Cash flows from financing activities was primarily the result of our 2016 Credit facility, as amended through December 13, 2018 and our 2018 Credit Facility thereafter. During fiscal 2019, net cash provided by our 2018 term loan was $58.4 million and by Revolver borrowings was $42.3 million. Cash used for Revolver repayments was $57.0 million, for repayments of our 2016 term loan was $36.1 million and for debt issuance costs was $3.3 million.

Net cash provided by financing activities of fiscal 2018 of $8.1 million consisted of net borrowings from our Revolver of $15.6 million, partially offset by payments on our 2015 term loan of $7.1 million and debt issuance costs paid of $0.4 million.

STATUS OF LONG-TERM INVESTMENTS AND LIQUIDITY

At August 28, 2019, we did not hold any long-term investments.

STATUS OF TRADE ACCOUNTS AND OTHER RECEIVABLES, NET

We monitor the aging of our receivables, including Fuddruckers franchising related receivables, and record provisions for uncollectability, as appropriate. Credit terms of accounts receivable associated with our CCS business vary from 30 to 45 days based on contract terms.

WORKING CAPITAL

At fiscal year-end 2019, current assets increased $7.6 million including an decrease of $0.1 million in cash and an increase in restricted cash of $9.1 million. Trade accounts and other receivables increased $0.1 million while food and supply inventory and prepaid expenses decreased $0.6 million and $0.9 million, respectively. The $0.6 million decrease in food and supply inventory was primarily due to lower spending for restaurant supplies and food supplies on lower sales volumes and the $0.9 million decrease in prepaid expenses was primarily due to reduction in prepayments of expenses.

At fiscal year-end 2019, current liabilities decreased $48.6 million due primarily to a $39.3 million decrease in Credit facility debt, a $7.3 million decrease in accrued expenses and other liabilities and a $2.0 million decrease in accounts payable. The decrease of $39.3 million in Credit facility debt due to the retirement of the 2016 Credit Facility debt with the proceeds from the long-term 2018 Credit Facility. The $7.3 million decrease in accrued expenses and other liabilities is primarily a result of lower payroll related liabilities of $1.8 million, lower insurance claim and premium liabilities of $1.2 million, lower lease termination costs reserves of $0.6 million, and lower unredeemed gift and dining card liability of $3.4 million, partially offset by higher accrued interest payable of $0.3 million. The lower unredeemed gift and dining card liability includes $3.1 million related to the cumulative effect of adopting the new revenue recognition accounting standard as more fully described at Note 1 to the consolidated financial statements included in Item 8. of this Form 10-K. The $2.0 million decrease in accounts payable was due to a $1.6 million decrease in checks in transit, a $0.8 million decrease in trade payables, and a $0.4 million increase in accrued purchases.

CAPITAL EXPENDITURES

Capital expenditures generally consist of purchases of real estate for future restaurant sites, culinary contract services investments, new unit construction, purchases of new and replacement restaurant furniture and equipment, and ongoing remodeling programs. Capital expenditures for fiscal 2019 were approximately $4.0 million primarily related to recurring maintenance of our restaurant properties and information technology infrastructure. In fiscal 2020, we expect to invest up to $4.0 million for recurring maintenance for our restaurant properties and information technology investments. We expect to be able to fund all planned capital expenditures in fiscal 2020 using cash flows from operations, proceeds from the sale of assets, and our available credit.

DEBT
2018 Credit Agreement
On December 13, 2018, the Company entered into a credit agreement (as amended by the First Amendment (as defined below), the “2018 Credit Agreement”) among the Company, the lenders from time to time party thereto, and MSD as Administrative Agent, pursuant to which the lenders party thereto agreed to make loans to the Company from time to time up to an aggregate principal amount of $80 million consisting of a $10 million revolving credit facility (the “2018 Revolver”), a $10 million delayed draw term loan (“2018 Delayed Draw Term Loan”), and a $60 million term loan (the “2018 Term Loan”, and together with the 2018 Revolver and the 2018 Delayed Draw Term Loan, the “2018 Credit Facility”). The 2018 Credit Facility terminates on, and all amounts owing thereunder must be repaid on, December 13, 2023.
On July 31, 2019, the Company entered into the First Amendment to the 2018 Credit Agreement (the “First Amendment”) to extend the 2018 Delayed Draw Term Loan expiration date for up to one year to the earlier to occur of (a) the date on which the commitments under the 2018 Delayed Draw Term Loan have been terminated or reduced to zero in accordance with the terms of the 2018 Credit Agreement and (b) September 13, 2020.
Borrowings under the 2018 Revolver, 2018 Delayed Draw Term Loan, and 2018 Term Loan will bear interest at the London InterBank Offered Rate ("LIBOR") plus 7.75% per annum. Interest is payable quarterly and accrues daily. Under the terms of the 2018 Credit Agreement, the maximum amount of interest payable, based on the aggregate principal amount of $80 million and interest rates in effect at December 13, 2018, in the next 12 months was required to be pre-funded at the closing date of the 2018 Credit Agreement. The pre-funded amount at August 28, 2019 of approximately $6.4 million is recorded in restricted cash and cash equivalents on our consolidated balance sheet and is not available for other purposes. The interest rate for the 2018 Term Loan and the 2018 Revolver was approximately 10.1% as of November 15, 2019.
The 2018 Credit Facility is subject to the following minimum amortization payments: 1st anniversary: $10 million; 2nd anniversary: $10 million; 3rd anniversary: $15 million; and 4th anniversary: $15 million.
The Company also pays a quarterly commitment fee based on the unused portion of the 2018 Revolver and the 2018 Delayed Draw Term Loan at 0.5% per annum. Voluntary prepayments, refinancing and asset dispositions constituting a sale of all or substantially all assets, under the 2018 Delayed Draw Term Loan and the 2018 Term Loan are subject to a make whole premium during years one and two equal to the present value of all interest otherwise owed on the prepaid amount from the date of the pre-payment through the end of year two, a 2.0% fee during year three, and a 1.0% fee during year four. Finally, the Company paid to the lenders a one-time fee of $1.6 million in connection with the closing of the 2018 Credit Facility.
Indebtedness under the 2018 Credit Facility is secured by a security interest in, among other things, all of the Company’s present and future personal property (other than certain excluded assets) and all Mortgaged Property (as defined in the 2018 Credit Agreement) of the Company and its subsidiaries.
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
In conjunction with entering into the 2018 Credit Agreement in December 2018, we obtained third party appraisals on all property used as collateral to maintain the debt covenant requirement of a minimum of 2.50 to 1.00 asset coverage ratio . The asset coverage ratio is defined as the aggregate value of all mortgaged property divided by the outstanding principle amount of term loans plus the average aggregate outstanding principle amount of revolving credit loans during the last full month prior to such date of determination. At August 28, 2019, our asset coverage ratio was 4.23 to 1.00.
All amounts owing by the Company under the 2018 Credit Facility are guaranteed by the subsidiaries of the Company.
As of August 28, 2019, we had no amounts due within the next 12 months under the 2018 Credit Facility due to principal repayments in excess of the required minimum. As of August 28, 2019 we had approximately $1.3 million committed under letters of credit, which is used as security for the payment of insurance obligations and are fully cash collateralized, and approximately $0.1 million in other indebtedness.
At August 28, 2019, the Company had $4.7 million available to borrow under the 2018 Revolver and $10.0 million available to borrow under the 2018 Delayed Draw Term Loan.
As of November 26, 2019, the Company was in compliance with all covenants under the terms of the 2018 Credit Agreement.

2016 Credit Agreement (paid in full and terminated in December 2018)
On November 8, 2016, the Company entered into a $65.0 million Senior Secured Credit Facility with Wells Fargo Bank, National Association, as Administrative Agent and Cadence Bank, NA and Texas Capital Bank, NA, as lenders (“2016 Credit Agreement”). The 2016 Credit Agreement, prior to the amendments discussed below, was comprised of a $30.0 million 5-year Revolver (the “Revolver”) and a $35.0 million 5-year Term Loan (the “Term Loan”), and it also included sub-facilities for swingline loans and letters of credits. The original maturity date of the 2016 Credit Agreement was November 8, 2021.
Borrowings under the Revolver and Term Loan bore interest at (1) a base rate equal to the greater of (a) the federal funds effective rate plus one-half of 1% (the “Base Rate”), (b) prime and (c) LIBOR for an interest period of 1 month, plus, in any case, an applicable spread that ranges from 1.50% to 2.50% per annum the (“Applicable Margin”), or (2) the LIBOR, as adjusted for any Eurodollar reserve requirements, plus an applicable spread that ranges from 2.50% to 3.50% per annum. Borrowings under the swingline loan bore interest at the Base Rate plus the Applicable Margin. The applicable spread under each option was dependent upon certain measures of the Company’s financial performance at the time of election. Interest was payable quarterly, or in more frequent intervals if LIBOR applies.
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

Contractual Obligations

As a "smaller reporting company" as defined by Item 10 of Regulation S-K, the Company is not required to provide the contractual obligations table.

AFFILIATIONS AND RELATED PARTIES

Affiliate Services

The Company’s Chief Executive Officer, Christopher J. Pappas, and Harris J. Pappas, a former Director of the Company, own restaurant entities (the “Pappas entities”) that may, from time to time, provide services to the Company and its subsidiaries, as detailed in the Amended and Restated Master Sales Agreement dated August 2, 2017 among the Company and the Pappas entities. Collectively, Messrs. Pappas and the Pappas entities own greater than 5% of the Company's common stock.

Under the terms of the Amended and Restated Master Sales Agreement, the Pappas entities continue to provide specialized (customized) equipment fabrication, primarily for new construction, and basic equipment maintenance, including stainless steel stoves, shelving, rolling carts, and chef tables. The total costs under the Master Sales Agreement of custom-fabricated and refurbished equipment in fiscal 2019 and 2018 were approximately $19 thousand and $31 thousand, respectively. Services provided under this agreement are subject to review and approval by the Finance and Audit Committee of the Company’s Board of Directors.

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

On November 22, 2006, the Company executed a new lease agreement with respect to this property. Effective upon the Company’s relocation and occupancy into the new space in July 2008, the new lease agreement provides for a primary term of approximately 12 years with two subsequent five-year options. The new lease also gave the landlord an option to buy out the tenant on or after the calendar year 2015 by paying the then unamortized cost of improvements to the tenant. The Company is paying rent of $22.00 per square foot plus maintenance, taxes, and insurance for the remaining primary term of the lease. Thereafter, the lease provides for increases in rent at set intervals. The new lease agreement was approved by the Finance and Audit Committee of our Board of Directors in 2006.

In the third quarter of fiscal 2014, on March 12, 2014, the Company executed a new lease agreement for one of the Company’s Houston Fuddruckers locations with Pappas Restaurants, Inc. The lease provides for a primary term of approximately six years with two subsequent five-year options. Pursuant to the new ground lease agreement, the Company is paying $28.53 per square foot plus maintenance, taxes, and insurance from March 12, 2014 until May 31, 2020. Thereafter, the new ground lease agreement provides for increases in rent at set intervals.

Affiliated rents paid for the Houston property lease represented 2.9% and 3.1% of total rents for continuing operations for fiscal 2019 and 2018, respectively. Rent payments under the two lease agreements described above were $593 thousand and $628 thousand in fiscal 2019 and 2018, respectively.

The following table compares current and prior two fiscal years charges incurred under the Amended and Restated Master Sales Agreement, affiliated property leases, and other related party agreements to our total capital expenditures, as well as relative Selling, general and administrative expenses, and other operating expenses included in continuing operations:

	Fiscal Year Ended
	August 28, 2019	August 29, 2018
	(364 days)	(364 days)
	(In thousands, except percentages)
AFFILIATED COSTS INCURRED:
Selling, general and administrative expenses—professional and other costs	$—	$—
Capital expenditures—custom-fabricated and refurbished equipment	19	31
Other operating expenses, occupancy costs and opening costs, including property leases	593	628
Total	$612	$659
RELATIVE TOTAL COMPANY COSTS:
Selling, general and administrative expenses	$34,179	$38,725
Capital expenditures	3,987	13,247
Other operating expenses, occupancy costs and opening costs	69,075	83,239
Total	$107,241	$135,211
AFFILIATED COSTS INCURRED AS A PERCENTAGE OF RELATIVE TOTAL COMPANY COSTS	0.57%	0.49%

The Company entered into a new employment agreement with Christopher Pappas on December 11, 2017. Under the employment agreement, the initial term of Mr. Pappas' employment ended on August 28, 2019 and automatically renews for additional one year periods, unless terminated in accordance with its terms. Mr. Pappas continues to devote his primary time and business efforts to the Company while maintaining his role at Pappas Restaurants, Inc. The Employment Agreement was unanimously approved by the Executive Compensation Committee (the “Committee”) of the Board as well as by the full Board. Effective August 1, 2018, the Company and Christopher J. Pappas agreed to reduce his fixed annual base salary to one dollar.

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

Income Taxes

Our income tax expense, deferred tax assets and liabilities, and liabilities for unrecognized tax benefits reflect management’s best estimate of current and future taxes to be paid. We are subject to income taxes in the United States and a limited number of foreign jurisdictions, involving franchised locations in Panama, Mexico, and Canada. Significant judgments and estimates are required in the determination of the consolidated income tax expense.
On December 22, 2017, U.S. tax reform legislation that is commonly referred to as the Tax Cuts and Jobs Act (the “Tax Act”) was signed into law. The enactment date occurred during the second quarter of fiscal 2018 and the impact on our income tax accounts of the Tax Act were accounted for in the period of enactment, in accordance with ASC 740. The Tax Act makes broad and complex changes to the U.S. tax code and most notably to the Company, the Tax Act lowered the federal statutory tax rate from 35% to 21% effective January 1, 2018. The Company's federal statutory tax rate for fiscal 2019 was 21%.
Deferred income taxes arise from temporary differences between the tax basis of assets and liabilities and their reported amounts in the financial statements, which will result in taxable or deductible amounts in the future, as well as from tax Net Operating Losses ("NOL") and tax credit carryovers. We establish a valuation allowance when we no longer consider it more likely than not that a deferred tax asset will be realized. In evaluating our ability to recover our deferred tax assets, we consider available positive and negative evidence, including scheduled reversals of deferred tax liabilities, tax-planning strategies and existing business conditions, including the results of recent operations. In the third quarter of fiscal 2018, management concluded that a full valuation allowance on the Company's net deferred tax assets was necessary. As of August 28, 2019, the Company considers the deferred tax assets not to be realizable and maintains a full valuation allowance against the Company's net deferred tax asset balance.
The composition of the Company’s deferred tax assets, excluding the offsetting impact of the valuation allowance, includes income tax NOL’s and tax credits of approximately $18.1 million, approximately $5.5 million relating to income tax NOL’s and $12.5 million relating to tax credit carryover, which expire in varying amounts between fiscal 2022 through 2039, except for the portion of the tax NOL's that have an indefinite carryforward period. At this time, the management is uncertain as to the realization of these deferred tax assets, which is otherwise dependent on numerous factors, including our ability to generate sufficient taxable income prospectively and, if necessary, gains on sale of owned property locations, prior to expiration of the tax NOL’s and tax credit carryovers.
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

The span of time for which future cash flows are estimated is often lengthy, increasing the sensitivity to assumptions made. The time span is longer and could be 20 to 25 years for newer properties, but only 5 to 10 years for older properties. Depending on the assumptions and estimates used, the estimated future cash flows projected in the evaluation of long-lived assets can vary within a wide range of outcomes. We consider the likelihood of possible outcomes in determining the best estimate of future cash flows. The measurement for such an impairment loss is then based on the fair value of the asset as determined by discounted cash flows. We operated 120 restaurants as of November 15, 2019 and periodically experience unanticipated changes in our assumptions and estimates. Those changes could have a significant impact on discounted cash flow models with a corresponding significant impact on the measurement of an impairment. Gains are not recognized until the assets are disposed.

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

NEW ACCOUNTING PRONOUNCEMENTS

See Note 1 to the accompanying Consolidated Financial Statements for a discussion of recent accounting guidance adopted and not yet adopted. Except as disclosed in Note 1, the adopted accounting guidance discussed in Note 1 did not have a significant impact on our consolidated financial position or results of operations. Except as disclosed in Note 1, Company either expects that the accounting guidance not yet adopted will not have a significant impact on the Company’s consolidated financial position or results of operations or is currently evaluating the impact of adopting the accounting guidance.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

As a "smaller reporting company" as defined by Item 10 of Regulation S-K, the Company is not required to provide this information.

Item  8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
Luby’s, Inc.

Opinion on the financial statements
We have audited the accompanying consolidated balance sheets of Luby’s, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of August 28, 2019 and August 29, 2018, the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the two years in the period ended August 28, 2019, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of August 28, 2019 and August 29, 2018, and the results of its operations and its cash flows for each of the two years in the period ended August 28, 2019, in conformity with accounting principles generally accepted in the United States of America.
Adoption of new accounting standard
As discussed in Note 1 to the consolidated financial statements, the Company changed its method of accounting for revenue recognition on August 30, 2018 due to the adoption of Accounting Standards Codification Topic 606, Revenue from Contracts with Customers. The Company adopted the new revenue standard using the modified retrospective method.
Basis for opinion
These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.
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
/s/ GRANT THORNTON LLP
We have served as the Company’s auditor since 2007.
Houston, Texas
November 26, 2019

Luby’s, Inc.
Consolidated Balance Sheets

	August 28, 2019	August 29, 2018
	(In thousands, except share data)
ASSETS
Current Assets:
Cash and cash equivalents	$3,640	$3,722
Restricted cash and cash equivalents	9,116	—
Trade accounts and other receivables, net	8,852	8,787
Food and supply inventories	3,432	4,022
Prepaid expenses	2,355	3,219
Total current assets	27,395	19,750
Property held for sale	16,488	19,469
Assets related to discontinued operations	1,813	1,813
Property and equipment, net	121,743	138,287
Intangible assets, net	16,781	18,179
Goodwill	514	555
Other assets	1,266	1,936
Total assets	$186,000	$199,989
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$8,465	$10,457
Liabilities related to discontinued operations	14	14
Current portion of credit facility debt	—	39,338
Accrued expenses and other liabilities	24,475	31,755
Total current liabilities	32,954	81,564
Credit facility debt, less current portion	45,439	—
Liabilities related to discontinued operations	—	16
Other liabilities	6,577	5,781
Total liabilities	84,970	87,361
Commitments and Contingencies
SHAREHOLDERS’ EQUITY
Common stock, $0.32 par value; 100,000,000 shares authorized; Shares issued were 30,478,972 and 30,003,642 at August 28, 2019 and August 29, 2018, respectively; Shares outstanding were 29,978,972 and 29,503,642 at August 28, 2019 and August 29, 2018, respectively	9,753	9,602
Paid-in capital	34,870	33,872
Retained earnings	61,182	73,929
Less cost of treasury stock, 500,000 shares	(4,775)	(4,775)
Total shareholders’ equity	101,030	112,628
Total liabilities and shareholders’ equity	$186,000	$199,989

The accompanying notes are an integral part of these Consolidated Financial Statements.

Luby’s, Inc.
Consolidated Statements of Operations

	Year Ended
	August 28, 2019	August 29, 2018
	(In thousands, except per share data)
SALES:
Restaurant sales	$284,513	$332,518
Culinary contract services	31,888	25,782
Franchise revenue	6,690	6,365
Vending revenue	379	531
TOTAL SALES	323,470	365,196
COSTS AND EXPENSES:
Cost of food	79,479	94,238
Payroll and related costs	108,509	124,478
Other operating expenses	50,886	62,286
Occupancy costs	18,133	20,399
Opening costs	56	554
Cost of culinary contract services	28,554	24,161
Cost of franchise operations	1,633	1,528
Depreciation and amortization	13,998	17,453
Selling, general and administrative expenses	34,179	38,725
Other charges	4,270	—
Provision for asset impairments and restaurant closings	5,603	8,917
Net gain on disposition of property and equipment	(12,832)	(5,357)
Total costs and expenses	332,468	387,382
LOSS FROM OPERATIONS	(8,998)	(22,186)
Interest income	30	12
Interest expense	(5,977)	(3,348)
Other income, net	195	298
Loss before income taxes and discontinued operations	(14,750)	(25,224)
Provision for income taxes	469	7,730
Loss from continuing operations	(15,219)	(32,954)
Loss from discontinued operations, net of income taxes	(7)	(614)
NET LOSS	$(15,226)	$(33,568)
Loss per share from continuing operations:
Basic	$(0.51)	$(1.10)
Assuming dilution	$(0.51)	$(1.10)
Loss per share from discontinued operations:
Basic	$0.00	$(0.02)
Assuming dilution	$0.00	$(0.02)
Net loss per share:
Basic	$(0.51)	$(1.12)
Assuming dilution	$(0.51)	$(1.12)
Weighted-average shares outstanding:
Basic	29,786	29,901
Assuming dilution	29,786	29,901

The accompanying notes are an integral part of these Consolidated Financial Statements.

Luby’s, Inc.
Consolidated Statements of Shareholders’ Equity
(In thousands)

	Common Stock
	Issued				Treasury
	Shares		Amount		Shares		Amount		Paid-In Capital		Retained Earnings		Total Shareholders’ Equity
Balance at August 30, 2017	29,624		$9,480		(500)		$(4,775)		$31,850		$107,497		$144,052
Net loss for the year	—		—		—		—		—		(33,568)		(33,568)
Common stock issued under nonemployee director benefit plans	87		28		—		—		(28)		—		—
Common stock issued under employee benefit plans	183		59		—		—		(59)		—		—
Share-based compensation expense	109		35		—		—		2,109		—		2,144
Balance at August 29, 2018	30,003		$9,602		(500)		$(4,775)		$33,872		$73,929		$112,628
Net loss for the year	—		—		—		—		—		(15,226)		(15,226)
Cumulative effect of accounting changes from the adoption of ASC Topic 606	—	—	—	—	—	—	—	—	—	—	2,479	2,479	2,479
Common stock issued under nonemployee director benefit plans	53		17		—		—		(17)		—		—
Common stock issued under employee benefit plans	93		30		—		—		(30)		—		—
Share-based compensation expense	329		104		—		—		1,045		—		1,149
Balance at August 28, 2019	30,478		$9,753		(500)		$(4,775)		$34,870		$61,182		$101,030

The accompanying notes are an integral part of these Consolidated Financial Statements.

Luby’s, Inc.
Consolidated Statements of Cash Flows

	Year Ended
	August 28, 2019	August 29, 2018
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(15,226)	$(33,568)
Adjustments to reconcile net loss to net cash used in operating activities:
Provision for asset impairments and net loss (gain) on property dispositions	(7,229)	3,619
Depreciation and amortization	13,998	17,453
Amortization of debt issuance cost	1,317	534
Share-based compensation expense	1,140	2,144
Deferred tax provision	—	8,192
Cash used in operating activities before changes in operating assets and liabilities	(6,000)	(1,626)
Changes in operating assets and liabilities:
Increase in trade accounts and other receivables	(65)	(775)
Decrease in food and supply inventories	590	432
Decrease in prepaid expenses and other assets	1,657	808
Decrease in accounts payable, accrued expenses and other liabilities	(9,312)	(7,292)
Net cash used in operating activities	(13,130)	(8,453)
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from disposal of assets and property held for sale	21,836	14,191
Insurance proceeds	—	2,070
Purchases of property and equipment	(3,987)	(13,247)
Net cash provided by investing activities	17,849	3,014
CASH FLOWS FROM FINANCING ACTIVITIES:
Revolver borrowings	42,300	147,600
Revolver repayments	(57,000)	(132,000)
Debt issuance costs	(3,266)	(386)
Proceeds on term loan	58,400	—
Term loan repayments	(36,107)	(7,079)
Tax paid on equity withheld	(12)	(70)
Net cash provided by financing activities	4,315	8,065
Net increase in cash and cash equivalents and restricted cash	9,034	2,626
Cash and cash equivalents and restricted cash at beginning of period	3,722	1,096
Cash and cash equivalents and restricted cash at end of period	$12,756	$3,722
Cash paid for:
Income taxes	$470	$426
Interest	$4,452	$2,499

The accompanying notes are an integral part of these Consolidated Financial Statements.

Luby’s, Inc.
Notes to Consolidated Financial Statements
Fiscal Years 2019 and 2018

Note 1. Nature of Operations and Significant Accounting Policies

Nature of Operations

Luby’s, Inc. is based in Houston, Texas. As of August 28, 2019, the Company owned and operated 124 restaurants, with 101 in Texas and the remainder in other states. In addition, the Company received royalties from 102 Fuddruckers franchises as of August 28, 2019 located primarily throughout the United States. The Company’s owned and franchised restaurant locations are convenient to shopping and business developments, as well as, to residential areas. Accordingly, the restaurants appeal to a variety of customers at breakfast, lunch, and dinner. Culinary Contract Services consists of contract arrangements to manage food services for clients operating in primarily four lines of business: healthcare; senior living; business; and venues.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Luby’s, Inc. and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

Going Concern

The accompanying consolidated financial statements have been prepared assuming that we will continue as a going concern. We have assessed our ability to continue as a going concern as of the balance sheet date and for at least one year beyond the issuance date of the consolidated financial statements. Based on an evaluation of both quantitative and qualitative information, including available liquidity under our 2018 Credit Facility, related to known conditions and events in the aggregate, it is probable that we will be able to meet our obligations as they become due within one year after the date the consolidated financial statements are issued.

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

Reportable Segments

Each restaurant is an operating segment because operating results and cash flow can be determined for each restaurant. We aggregate our operating segments into reportable segments by restaurant brand due to the nature of the products and services, the production processes, the customers, the methods used to distribute the products and services, similarity of store level profit margins and the nature of the regulatory environment are alike. The Company has five reportable segments: Luby’s cafeterias, Fuddruckers restaurants, Cheeseburger in Paradise restaurant, Fuddruckers franchise operations, and Culinary Contract Services (“CCS”).

Prior to the fourth quarter of fiscal 2019 our internal organization and reporting structure supported three reportable segments; Company-owned restaurants, Franchise operations and Culinary Contract Services. The Company-owned restaurants consists of the three brands discussed above, which were aggregated into one reportable segment.  In the fourth quarter of fiscal 2019 we re-evaluated and disaggregated the Company-owned restaurants into three reportable segments based on brand name.  As such, as of the fourth quarter 2019, our five reportable segments are Luby’s cafeterias, Fuddruckers restaurants, Cheeseburger in Paradise restaurants, Fuddruckers franchise operations and Culinary Contract Services. Management believes this change better reflects the priorities and decision-making analysis around the allocation of our resources and better aligns to the economic characteristics within similar restaurant brands. We began reporting on the new structure in the fourth quarter of fiscal 2019 as reflected in this Annual Report on Form 10-K. The segment data for the comparable periods presented has been recast to conform to the current period presentation. Recasting this historical information did not have an impact on the consolidated financial performance of Luby’s Inc. for any of the periods presented.

Cash and Cash Equivalents and Restricted Cash and Cash Equivalents

Cash and cash equivalents and restricted cash and cash equivalents include highly liquid investments such as money market funds that have a maturity of three months or less. The Company’s bank account balances are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000 at each institution. However, balances in money market fund accounts are not insured. Amounts in transit from credit card companies are also considered cash equivalents because they are both short-term and highly liquid in nature and are typically converted to cash within three days of the sales transaction.

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

Debt Issuance Costs

Debt issuance costs include costs incurred in connection with the arrangement of long-term financing agreements. The debt issuance costs associated with our term loans are presented on the our consolidated balance sheet as a direct deduction from long-term debt. The debt issue costs associated with the our revolving credit facility are included in other assets on our consolidated balance sheet. These costs are amortized using the effective interest method over the respective term of the debt to which they specifically relate.

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

See Note 3. Revenue Recognition.

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

Marketing and Advertising Expenses

Marketing and advertising costs are expensed as incurred. Total advertising expense included in other operating expenses and selling, general and administrative expense was $4.0 million and $4.1 million in fiscal 2019 and 2018, respectively.  We record advertising attributable to local store marketing and local community involvement efforts in other operating expenses; we record advertising attributable to our brand identity, our promotional offers, and our other marketing messages intended to drive guest awareness of our brands, in selling, general, and administrative expenses.  We believe this separation of our marketing and advertising costs assists with measurement of the profitability of individual restaurant locations by associating only the local store marketing efforts with the operations of each restaurant.

Marketing and advertising expense included in other operating expenses attributable to local store marketing was $0.1 million and $0.6 million in fiscal 2019 and 2018, respectively.

Marketing and advertising expense included in selling, general and administrative expense was $3.9 million and $3.5 million in fiscal 2019 and 2018, respectively.

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

Other Charges

Other charges includes those expenses that we consider related to our restructuring efforts or not part of our recurring operations.

In the first half of fiscal 2019, a shareholder of the company proposed alternative nominees to the Board of Directors and other possible changes to the corporate strategy resulting in a contested proxy at the Company's 2019 annual meeting. We incurred $1.7 million in proxy communication expense which was primarily for outside professional services and related costs in order to communicate with shareholders about management's strategy and the experience of the Company's members on the Board of Directors.

Also, in fiscal 2019, we engaged a professional consulting firm to evaluate initiatives to right-size corporate overhead costs and revenue enhancing measures. In addition, we engaged other outside consultants to evaluate various other components of our strategy. We also incurred cost of other outside professionals as we began efforts to transition portions of our accounting, payroll, operational reporting, and other back-office functions to a leading multi-unit restaurant outsourcing firm. We anticipate completing the transition in the first calendar quarter of 2020 and expect to realize additional cost savings and enhanced capabilities from this transition. Lastly, we incurred expenses related to certain information technology systems that will be replaced by the capabilities of the outsourcing firm. We incurred an expense of $1.3 million for these restructuring efforts.

In fiscal 2019, we separated with a number of employees as part of our efforts to streamline our corporate overhead costs and to support a reduced number of restaurants in operation. Employees who were separated from the company were paid severance based on the number of years of service and earnings with the organization, resulting in a $1.2 million charge.

Other charges, as defined above, were not significant in fiscal 2018.

 Operating Leases

The Company leases restaurant and administrative facilities, vehicles and administrative equipment under operating leases. Building lease agreements generally include rent holidays, rent escalation clauses and contingent rent provisions for a percentage of sales in excess of specified levels. Contingent rental expenses are recognized prior to the achievement of a specified target, provided that the achievement of the target is considered probable. Most of the Company’s lease agreements include renewal periods at the Company’s option. The Company recognizes rent holiday periods and scheduled rent increases on a straight-line basis over the lease term beginning with the date the Company takes possession of the leased space.

Income Taxes

The estimated future income tax effects of temporary differences between the tax bases of assets and liabilities and amounts reported in the accompanying consolidated balance sheets, as well as operating loss and tax credit carrybacks and carryforwards are recorded. Deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities (temporary differences) and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. A valuation allowance is recognized if, based on the weight of available evidence, it is more likely than not a portion or all of the deferred tax asset will not be recognized. During fiscal 2018, management concluded to increase their valuation allowance to reduce fully the Company’s net deferred tax asset balances, net of deferred tax liabilities, including through the fiscal year ended August 28, 2019.

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

Discontinued Operations

We will report the disposal of a component or a group of components of the Company in discontinued operations if the disposal of the components or group of components represents a strategic shift that has or will have a major effect on the Company’s operations and financial results. Adoption of this standard did not have a material impact on our consolidated financial statements.

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
In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230), Restricted Cash. This update addresses the diversity in practice on how to classify and present changes in restricted cash or restricted cash equivalents in the statement of cash flows. The update requires that a statement of cash flows explain the change during the period in restricted cash or restricted cash equivalents in addition to changes in cash and cash equivalents. Entities are also required to disclose information about the nature of the restrictions and amounts described as restricted cash and restricted cash equivalents. Also, when cash, cash equivalents, restricted cash and restricted cash equivalents are presented in more than one line on the balance sheet, an entity must reconcile these amounts to the total shown on the statement of cash flows. We adopted ASU 2016-18 effective August 30, 2018 using the retrospective method of adoption. Our adoption of ASU 2016-18 represents a change in accounting principle. Our adoption had no effect on our consolidated statement of cash flows for the fiscal year ended August, 29, 2018. See Note 2 for the reconciliation and disclosures regarding the restrictions required by this update. The adoption of this standard did not have a material impact on our consolidated financial statements.
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
We are implementing a new lease tracking and accounting system in connection with the adoption of ASC 842. Based on a preliminary assessment, we expect that most of our operating lease commitments will be subject to the new standard and we will record operating lease liabilities and right-of-use assets upon adoption, resulting in a significant increase in the assets and liabilities on our consolidated balance sheet. We do not expect the adoption of ASC 42 to have a significant impact on our consolidated statements of operations or our consolidated statements of cash flows.We expect to elect the package of practical expedients which will allow us not to reassess previous accounting conclusions regarding lease identification and classification for existing or expired leases as of the date of adoption. We also expect to elect the short-term lease recognition exemption, which provides the option to not recognize right-of-use assets and related liabilities for leases with terms of 12 months or less.
Upon adoption, our lease liability will generally be based on the present value of the operating lease payments and the related right-of-use asset will generally be based on the lease liability, adjusted for amounts reclassified from other lease-related assets and liabilities, in accordance with the new guidance, and impairment of certain right-of-use assets recognized as a charge to retained earnings. We expect to recognize operating lease liabilities of approximately $32.0 million and corresponding right-of-use assets of approximately $27.0 million.
In addition, we expect to record an initial adjustment to retained earnings to derecognize the deferred gain from the sale / leaseback transactions using the cumulative effect transition method, and we will no longer recognize the amortization of this gain to net gain on disposition of properties in our consolidated statements of operations starting in fiscal 2020. For any future sale / leaseback transactions, the gain (adjusted for any off-market items) will be recognized immediately in most cases. As of August 28, 2019, we had $2.0 million of deferred gain on sale / leaseback transactions recorded in other long-term liabilities in our consolidated balance sheet.

The amounts of right-of-use-assets, lease liabilities and cumulative effect adjustment to retained earnings we ultimately recognized may differ from these estimates as we finalize the calculations upon adoption.
Subsequent Events

Events subsequent to the Company’s fiscal year ended August 28, 2019 through the date of issuance of the financial statements are evaluated to determine if the nature and significance of the events warrant inclusion in the Company’s consolidated financial statements.

Note 2. Cash, Cash Equivalents and Restricted Cash

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within our consolidated balance sheets that sum to the total of the same such amounts shown in the consolidated statements of cash flows:

	August 28, 2019	August 29, 2018
	(in thousands)
Cash and cash equivalents	$3,640	$3,722
Restricted cash and cash equivalents	9,116	—
Total cash and cash equivalents shown in the statement of cash flows	$12,756	$3,722

Amounts included in restricted cash represent amounts required to be set aside for (1) maximum amount of interest payable in the next 12 months under the 2018 Credit Agreement (see Note 12. Debt), (2) collateral for letters of credit issued for potential insurance obligations, which letters of credit expire in less than 12 months and (3) pre-funding of the credit limit under our corporate purchasing card program.
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
Initial and renewal franchise fees and area development fees are recognized as revenue over the term of the respective agreement unless the franchise agreement is terminated early, in which case the remaining initial or renewal franchise fee is fully recognized in the period of termination. Area development fees are not distinct from franchise fees, so upfront fees paid by franchisees for exclusive development rights are deferred and apportioned to each franchise restaurant opened by the franchisee. The pro rata amount apportioned to each restaurant is accounted for as an initial franchise fee.
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
Contract Liabilities
Contract liabilities consist of (1) deferred revenue resulting from initial and renewal franchise fees and upfront area development fees paid by franchisees, which are generally recognized on a straight-line basis over the term of the underlying agreement, (2) liability for unused gift cards and (3) unamortized discount on gift cards sold to 3rd party retailers. These contract liabilities are included in accrued expenses and other liabilities in our consolidated balance sheets. The following table reflects the change in contract liabilities between the date of adoption (August 30, 2018) and August 28, 2019:

	Gift Cards, net of discounts	Franchise Fees
	(In thousands)
Balance at August 30, 2018	$2,707	$1,891
Revenue recognized that was included in the contract liability balance at the beginning of the year	(1,308)	(564)
Increase (decrease), net of amounts recognized as revenue during the period	1,481	(40)
Balance at August 28, 2019	$2,880	$1,287

The following table illustrates the estimated revenues expected to be recognized in the future related to our deferred franchise fees that are unsatisfied (or partially unsatisfied) as of August 28, 2019 (in thousands):

Franchise Fees
(In thousands)
Fiscal 2020	$37
Fiscal 2021	37
Fiscal 2022	37
Fiscal 2023	37
Fiscal 2024	37
Thereafter	347
Total operating franchise restaurants	$495
Franchise restaurants not yet opened(1)	755
Total	$1,250
(1) Amortization of the deferred franchise fees will begin when the restaurant commences operations and revenue will be recognized straight-line over the franchise term (which is typically 20 years). If the franchise agreement is terminated, the deferred franchise fee will be recognized in full in the period of termination.
Disaggregation of Total Revenues
For the fiscal year ended August 28, 2019, total sales of $323.5 million was comprised of revenue from performance obligations satisfied over time of $23.0 million and revenue from performance obligations satisfied at a point in time of $300.5 million. See Note 4. Reportable Segments for disaggregation of revenue by reportable segment.
With the exception of the cumulative effect adjustment described in Note 1, the adoption of ASC 606 did not have a material effect on our consolidated financial statements for the fiscal year ended August 28, 2019.

Note 4. Reportable Segments

As more fully discussed at Note 1. Nature of Operations and Significant Accounting Policies, in the fourth quarter of fiscal 2019, the Company has reevaluated its reportable segments and has disaggregated its Company-owned restaurants into three reportable segments; Luby’s cafeterias, Fuddruckers restaurants and Cheeseburger in Paradise restaurants. We began reporting on the new structure in the fourth quarter of fiscal 2019. The segment data for the comparable periods presented has been recast to conform to the current period presentation. We have five reportable segments: Luby’s cafeterias, Fuddruckers restaurants, Cheeseburger in Paradise restaurants, Fuddruckers franchise operations, and Culinary contract services.

Company-owned restaurants

Company-owned restaurants consists of Luby’s Cafeterias, Fuddruckers and Cheeseburger in Paradise reportable segments. We consider each restaurant to be an operating segment because operating results and cash flow can be determined for each restaurant. We aggregate our operating segments into reportable segments by restaurant brand because the nature of the products and services, the production processes, the customers, the methods used to distribute the products and services, long-term store level profit margins, and the nature of the regulatory environment are similar. The chief operating decision maker analyzes store level profit which is defined as restaurant sales and vending revenue, less cost of food, payroll and related costs, other operating expenses and occupancy costs. All Company-owned Luby’s Cafeterias, Fuddruckers and Cheeseburger in Paradise restaurants are casual dining restaurants.

The Luby’s segment includes the results of our company-owned Luby’s Cafeterias restaurants. The total number of Luby’s restaurants at the end of fiscal 2019 and 2018 were 79 and 84, respectively.

The Fuddruckers segment includes the results of our company-owned Fuddruckers restaurants. The total number of Fuddruckers restaurants at the end of fiscal 2019 and 2018 were 44 and 60, respectively.

The Cheeseburger and Paradise segment includes the results of our Cheeseburger in Paradise restaurants. The total number of Cheeseburger in Paradise restaurants at the end of fiscal 2019 and 2018 were one and two, respectively.

Culinary Contract Services

CCS, branded as Luby’s Culinary Services, consists of a business line servicing healthcare, sport stadiums, corporate dining clients, and sales through retail grocery stores. The healthcare accounts are full service and typically include in-room delivery, catering, vending, coffee service, and retail dining. CCS had contracts with long-term acute care hospitals, acute care medical centers, ambulatory surgical centers, retail grocery stores, behavioral hospitals, a senior living facility, sports stadiums, government, and business and industry clients. CCS has the unique ability to deliver quality services that include facility design and procurement as well as nutrition and branded food services to our clients. The cost of culinary contract services on our consolidated statements of operations includes all food, payroll and related costs, other operating expenses, and other direct general and administrative expenses related to CCS sales. The total number of CCS contracts at the end of fiscal 2019 and 2018 were 31 and 28, respectively.

CCS began selling Luby's Famous Fried Fish, Macaroni & Cheese and Chicken Tetrazzini in February 2017, December 2016, and May, 2019, respectively, in the freezer section of H-E-B stores, a Texas-born retailer. H-E-B stores now stock the family-sized versions of Luby's Classic Macaroni and Cheese , Chicken Tetrazzini, and Luby's Fried Fish. HEB also stocks single serve versions of these three items as well as Jalapeno Macaroni and Cheese.

Fuddruckers Franchise Operations

We only offer franchises for the Fuddruckers brand. Franchises are sold in markets where expansion is deemed advantageous to the development of the Fuddruckers concept and system of restaurants. Initial franchise agreements generally have a term of 20 years. Franchise agreements typically grant franchisees an exclusive territorial license to operate a single restaurant within a specified area.

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

The number of franchised restaurants at the end of fiscal 2019 and 2018 were 102 and 105, respectively.

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

	Fiscal Year Ended
	August 28, 2019	August 29, 2018
	(In thousands)
Sales:
Luby's cafeterias	$214,074	$231,859
Fuddruckers restaurants(1)	67,710	88,139
Cheeseburger in Paradise restaurants	3,108	13,051
Culinary contract services	31,888	25,782
Fuddruckers franchise operations	6,690	6,365
Total	$323,470	$365,196
Segment level profit:
Luby's cafeterias	$25,423	$29,050
Fuddruckers restaurants	2,702	3,873
Cheeseburger in Paradise restaurants	(240)	(1,275)
Culinary contract services	3,334	1,621
Fuddruckers franchise operations	5,057	4,837
Total	$36,276	$38,106
Depreciation and amortization:
Luby's cafeterias	$8,886	$10,455
Fuddruckers restaurants	2,844	3,900
Cheeseburger in Paradise restaurants	117	386
Culinary contract services	82	71
Fuddruckers franchise operations	767	769
Corporate	1,302	1,872
Total	$13,998	$17,453
Total assets:
Luby's cafeterias	$107,287	$113,259
Fuddruckers restaurants (2)	25,725	36,345
Cheeseburger in Paradise restaurants (3)	829	1,907
Culinary contract services	6,703	4,569
Fuddrucker franchise operations (4)	10,034	10,982
Corporate	35,422	32,927
Total	$186,000	$199,989
(1) Includes vending revenue of $379 thousand and $531 thousand for the years ended August 28, 2019 and August 29, 2018, respectively.
(2) Includes Fuddruckers trade name intangible of $7.5 million and $8.3 million at August 28, 2019 and August 29, 2018, respectively.
(3) Includes Cheeseburger in Paradise liquor licenses, and Jimmy Buffett intangibles of $46 thousand and $131 thousand at August 28, 2019 and August 29, 2018, respectively.
(4) Fuddruckers franchise operations segment includes royalty intangibles of $9.2 million and $9.9 million at August 28, 2019 and August 29, 2018, respectively.

	Fiscal Year Ended
	August 28, 2019	August 29, 2018
	(In thousands)
Capital expenditures:
Luby's cafeterias	$3,195	$7,474
Fuddruckers restaurants	513	3,258
Cheeseburger in Paradise restaurants	16	377
Culinary contract services	—	235
Corporate	263	1,903
Total	$3,987	$13,247

	Fiscal Year Ended
	August 28, 2019	August 29, 2018
	(In thousands)
Loss before income taxes and discontinued operations:
Segment level profit	$36,276	$38,106
Opening costs	(56)	(554)
Depreciation and amortization	(13,998)	(17,453)
Selling, general and administrative expenses	(34,179)	(38,725)
Other charges	(4,270)	—
Provision for asset impairments and restaurant closings	(5,603)	(8,917)
Net gain on disposition of property and equipment	12,832	5,357
Interest income	30	12
Interest expense	(5,977)	(3,348)
Other income, net	195	298
Total	$(14,750)	$(25,224)

Note 5. Derivative Financial Instruments

The Company enters into derivative instruments, from time to time, to manage its exposure to changes in interest rates on a percentage of its long-term variable rate debt. On December 14, 2016, the Company entered into an interest rate swap, pay fixed- receive floating, with a constant notional amount of $17.5 million. The fixed rate we paid was 1.965% and the variable rate we receive is one-month LIBOR. The term of the interest rate swap was 5 years. The Company did not apply hedge accounting treatment to this derivative; therefore, changes in fair value of the instrument were recognized in other income (expense), net in our consolidated statements of operations. The changes in the interest rate swap fair value resulted in expense of $0.1 million and income of $0.7 million in fiscal 2019 and 2018, respectively. The Company terminated its interest rate swap in the quarter ended December 19, 2018 and received $0.3 million million in cash proceeds

The Company does not hold or use derivative instruments for trading purposes.

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
(1) The fair value of the interest rate swap is recorded in other assets on our consolidated balance sheet.

We terminated the interest rate swap in the first quarter of fiscal 2019 and received proceeds of $0.3 million.

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
(1) The fair value of the Company's 2017 Performance Based Incentive Plan liabilities was $21 thousand. See Note 16 to the our consolidated financial statements in this Form 10-K for further discussion of Performance Based Incentive Plan.

Non-recurring fair value measurements related to impaired property and equipment consist of the following:

		Fair Value Measurement Using
	Fiscal Year Ended August 28, 2019	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Impairments (4)
Nonrecurring Fair Value Measurements	(In thousands)
Continuing Operations:
Property and equipment related to Company-owned restaurants(1)	$1,220	$—	$—	$1,220	$(5,627)
Goodwill(2)	514	—	—	$514	$(41)
Property held for sale(3)	8,030	—	—	8,030	(124)
Total Nonrecurring Fair Value Measurements	$9,764	$—	$—	$9,764	$(5,792)
(1) In accordance with Subtopic 360-10, long-lived assets held and used with a carrying amount of $7.2 million were written down to their fair value of $1.2 million, resulting in an impairment charge of $5.6 million.
(2) In accordance with Subtopic 350-20, goodwill with a carrying amount of $0.6 million was written down to its implied fair value of $0.5 million resulting in an impairment charge of $41 thousand See Note 9 and Note 13 to the our consolidated financial statements in this Form 10-K for further discussion of goodwill.
(3) In accordance with Subtopic 360-10, long-lived assets held for sale with carrying values of $8.2 million were written down to their fair value, less cost to sell, of $8.0 million, resulting in an impairment charge of $0.1 million. Proceeds on the sale of two property previously recorded in Property held for sale amounted to $19.6 million. See Note 13. Impairment of Long-Lived Assets, Discontinued Operations, Property Held for Sale and Store Closings.
(4) Total impairments are included in provision for asset impairments and restaurant closings in the our consolidated statement of operations.

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
(1) In accordance with Subtopic 360-10, long-lived assets held and used with a carrying amount of $5.6 million were written down to their fair value of $1.5 million, resulting in an impairment charge of $4.1 million.
(2) In accordance with Subtopic 350-20, goodwill with a carrying amount of $513 thousand was written down to its implied fair value of zero, resulting in an impairment charge of $513 thousand. See Note 9 and Note 13 to the our consolidated financial statements in this Form 10-K for further discussion of goodwill.
(3) In accordance with Subtopic 360-10, long-lived assets held for sale with carrying values of $12.9 million were written down to their fair value, less costs to sell, of $5.1 million, resulting in an impairment charge of $3.1 million. Proceeds on the sale of six properties previously recorded in Property held for sale amounted to $4.7 million.
(4) Total impairments are included in Provision for asset impairments and restaurant closings in the or consolidated statement of operations.

Note 7. Trade Receivables and Other

Trade and other receivables, net, consist of the following:

	August 28, 2019	August 29, 2018
	(In thousands)
Trade and other receivables	$6,326	$6,697
Franchise royalties and marketing and advertising receivables	1,040	764
Unbilled revenue	1,913	1,557
Allowance for doubtful accounts	(427)	(231)
Total Trade accounts and other receivables, net	$8,852	$8,787

CCS receivable balance at August 28, 2019 was $4.7 million, primarily the result of 24 contracts with balances of $0.1 million to $1.5 million per contract entity. These 24 contracts collectively represented 49% of the Company’s total accounts receivables. Contract payment terms for its CCS customers’ receivables are due within 30 to 45 days. Unbilled revenue, was $1.9 million at August 28, 2019 and $1.6 million at August 29, 2018. CCS contracts are billed on a calendar month end basis and represent the total balance of unbilled revenue.

The Company recorded receivables related to Fuddruckers franchise operations royalty and marketing and advertising payments from the franchisees, as required by their franchise agreements. Franchise royalty and marketing and advertising fund receivables balance at August 28, 2019 was $1.0 million. At August 28, 2019, the Company had 102 operating franchise restaurants with no significant concentration of accounts receivable.

The change in allowances for doubtful accounts for each of the years in the three-year periods ended as of the dates below is as follows:

	Fiscal Year Ended
	August 28, 2019	August 29, 2018
	(In thousands)
Beginning balance	$231	$275
Provisions for doubtful accounts, net of reversals	196	464
Write-offs(1)	—	(508)
Ending balance	$427	$231
(1) The $0.5 million Balance Sheet write-off in fiscal 2018 primarily resulted from uncollectable receivables at seven Culinary Contract Services accounts reserved in fiscal years 2015 through and including 2018.

Note 8. Income Taxes

The following table details the categories of total income tax assets and liabilities for both continuing and discontinued operations resulting from the cumulative tax effects of temporary differences:

	August 28, 2019	August 29, 2018
	(In thousands)
Deferred income tax assets:
Workers’ compensation, employee injury, and general liability claims	$395	$507
Deferred compensation	193	280
Net operating losses	5,541	4,401
General business and foreign tax credits	12,529	12,105
Depreciation, amortization and impairments	8,561	6,796
Straight-line rent, dining cards, accruals, and other	2,594	2,917
Subtotal	29,813	27,006
Valuation allowance	(28,865)	(25,873)
Total deferred income tax assets	948	1,133
Deferred income tax liabilities:
Property taxes and other	948	1,133
Total deferred income tax liabilities	948	1,133
Net deferred income tax asset	$—	$—

At August 28, 2019, the Company considered the deferred tax assets not to be realizable and maintains a full valuation allowance against the Company’s net deferred tax asset balance. The most significant deferred tax asset prior to valuation allowance is the Company’s general business tax credits carryovers to future years of $12.5 million. This item may be carried forward up to twenty years for possible utilization in the future. The carryover of general business tax credits, beginning in fiscal 2002, will begin to expire at the end of fiscal 2022 through 2039, if not utilized by then.

Deferred income taxes arise from temporary differences between the tax basis of assets and liabilities and their reported amounts in the financial statements, which will result in taxable or deductible amounts in the future, as well as from tax net operating losses and tax credit carryovers. We establish a valuation allowance when we no longer consider it more likely than not that a deferred tax asset will be realized. In evaluating our ability to recover our deferred tax assets, we consider available positive and negative evidence, including scheduled reversals of deferred tax liabilities, tax-planning strategies and existing business conditions, including amendment to our credit agreement(s) to avoid default and results of recent operations. In the third quarter of fiscal 2018, management concluded that a full valuation allowance on the Company's net deferred tax assets was necessary. As of August 28, 2019, the Company continues to maintain a full valuation allowance against the net deferred tax asset balance.
An analysis of the provision for income taxes for continuing operations is as follows:

	August 28, 2019	August 29, 2018
	(In thousands)
Current federal and state income tax expense	$418	$405
Current foreign income tax expense	51	71
Deferred income tax expense	—	7,254
Provision for income taxes	$469	$7,730

Relative only to continuing operations, the reconciliation of the expense for income taxes to the expected income tax expense, computed using the statutory tax rate, was as follows:

	Fiscal Year Ended
	August 28, 2019		August 29, 2018
	Amount	%	Amount	%
	(In thousands and as a percent of pretax loss from continuing operations)
Income tax benefit from continuing operations at the federal rate	$(3,098)	21.0%	$(6,405)	25.4%
Permanent and other differences:
Federal jobs tax credits (wage deductions)	89	(0.6)	129	(0.5)
Stock options and restricted stock	19	(0.1)	67	(0.3)
Other permanent differences	31	(0.2)	41	(0.2)
State income tax, net of federal benefit	273	(1.9)	145	(0.6)
General Business Tax Credits	(422)	2.9	(506)	2.0
Impact of U.S. Tax Reform	—	—	3,167	(12.6)
Other	117	(0.8)	487	(1.8)
Change in valuation allowance	3,460	(23.5)	10,605	(42.0)
Provision for income taxes from continuing operations	$469	(3.2)%	$7,730	(30.6)%

For the fiscal year ended August 28, 2019, including both continuing and discontinued operations, the Company is estimated to report a federal taxable loss of $5.1 million. For the fiscal year ended August 29, 2018, including both continuing and discontinued operations, the Company generated federal taxable loss of $14.2 million.

Our income tax filings are periodically examined by various federal and state jurisdictions. There are no open examinations by federal and state income tax jurisdiction. The Company's U.S. federal income tax return remains open to examination for fiscal 2016 through fiscal 2018.

There were no payments of federal income taxes in fiscal 2019 or fiscal 2018. The Company has income tax filing requirements in over 30 states. State income tax payments were $0.5 million and $0.4 million in fiscal 2019 and 2018, respectively.

The following table is a reconciliation of the total amounts of unrecognized tax benefits at the beginning and end of fiscal 2018 and 2019 (in thousands):

Balance as of August 30, 2017	$25
Decrease based on prior year tax positions	—
Interest Expense	—
Balance as of August 29, 2018	$25
Decrease based on prior year tax positions	—
Interest Expense	—
Balance as of August 28, 2019	$25

The unrecognized tax benefits would favorably affect the Company’s effective tax rate in future periods if they are recognized. There is no interest associated with unrecognized benefits as of August 28, 2019. The Company has included interest or penalties related to income tax matters as part of income tax expense.

It is reasonably possible that the amount of unrecognized tax benefits with respect to our uncertain tax positions could significantly increase or decrease within 12 months. However, based on the current status of examinations, it is not possible to estimate the future impact, if any, to recorded uncertain tax positions as of August 28, 2019.

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

Note 9. Property and Equipment, Intangible Assets and Goodwill

The cost, net of impairment, and accumulated depreciation of property and equipment at August 28, 2019 and August 29, 2018, together with the related estimated useful lives used in computing depreciation and amortization, were as follows:

	August 28, 2019	August 29, 2018	Estimated Useful Lives (years)
	(In thousands)
Land	$45,845	$46,817		—
Restaurant equipment and furnishings	67,015	69,678	3	to	15
Buildings	126,957	131,557	20	to	33
Leasehold and leasehold improvements	22,098	27,172		Lesser of lease term or estimated useful life
Office furniture and equipment	3,364	3,596	3	to	10
	265,279	278,820
Less accumulated depreciation and amortization	(143,536)	(140,533)
Property and equipment, net	$121,743	$138,287
Intangible assets, net	$16,781	$18,179	15	to	21
Goodwill	$514	$555

Depreciation expense for the fiscal years 2019 and 2018, was $12.6 million and $16.1 million, respectively.

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

The aggregate amortization expense related to intangible assets subject to amortization for fiscal 2019 and 2018 was $1.4 million and $1.4 million, respectively. The aggregate amortization expense related to intangible assets subject to amortization is expected to be $1.4 million in each of the next five successive years.

The following table presents intangible assets as of August 28, 2019 and August 29, 2018:

	August 28, 2019			August 29, 2018
	(In thousands)			(In thousands)
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible Assets Subject to Amortization:
Fuddruckers trade name and franchise agreements	$29,486	$(12,752)	$16,734	$29,701	$(11,653)	$18,048
Cheeseburger in Paradise trade name and license agreements	$146	$(99)	$47	$206	$(75)	$131
Intangible assets, net	$29,632	$(12,851)	$16,781	$29,907	$(11,728)	$18,179

Goodwill, net of accumulated impairments of $0.5 million and $1.6 million in fiscal 2019 and 2018, respectively, was $0.5 million as of August 28, 2019 and $0.6 million as of August 29, 2018. Goodwill has been allocated to and impairment is assessed at the reporting unit level, which is the individual restaurants within our Fuddruckers and Cheeseburger in Paradise restaurant segments that were acquired in fiscal 2010 and fiscal 2013, respectively. The net Goodwill balance at the end of fiscal 2019 is comprised of amounts assigned to the one Cheeseburger in Paradise restaurant that is still operated by us, two Cheeseburger in Paradise restaurants that were converted to Fuddruckers restaurants, and the goodwill from the Fuddruckers acquisition in 2010. The Company performs a goodwill impairment test annually as of the end of the second quarter of each year and more frequently when negative conditions or a triggering event arise. Management prepares valuations for each of its restaurants using a discounted cash flow analysis (Level 3 inputs) to determine the fair value of each reporting unit for comparison with the reporting unit’s carrying value in determining if there has been an impairment of goodwill at the reporting unit level.

The Company recorded goodwill impairment charges of $41 thousand and $513 thousand in fiscal 2019 and 2018, respectively.

Note 10. Current Accrued Expenses and Other Liabilities

The following table sets forth current accrued expenses and other liabilities as of August 28, 2019 and August 29, 2018:

	August 28, 2019	August 29, 2018
	(In thousands)
Salaries, compensated absences, incentives, and bonuses	$4,318	$6,073
Operating expenses	925	1,068
Unredeemed gift and dining cards	3,862	7,213
Taxes, other than income	9,056	9,247
Accrued claims and insurance	1,796	2,958
Income taxes, legal and other(1)	4,518	5,195
Total	$24,475	$31,754

(1) Income taxes, legal and other includes accrued lease termination costs. See Note 13 to our consolidated financial statements in this Form 10-K for further discussion of lease termination costs.

Note 11. Other Long-Term Liabilities

The following table sets forth other long-term liabilities as of August 28, 2019 and August 29, 2018:

	August 28, 2019	August 29, 2018
	(In thousands)
Workers’ compensation and general liability insurance reserve	$736	$1,002
Capital leases	73	137
Deferred rent and unfavorable leases	3,710	4,380
Deferred compensation	80	106
Deferred gain on sale / leaseback transactions	1,969	—
Other	9	156
Total	$6,577	$5,781

Note 12. Debt

The following table summarizes credit facility debt, less current portion at August 28, 2019 and August 29, 2018:

	August 28, 2019	August 29, 2018
	(In thousands)
Long-Term Debt
2016 Credit Agreement - Term Loan	—	$19,506
2016 Credit Agreement - Revolver	—	20,000
2018 Credit Agreement - Revolver	5,300	—
2018 Credit Agreement - Term Loan	43,399	—
Total credit facility debt	48,699	39,506
Less:
Unamortized debt issue costs	(1,887)	(168)
Unamortized debt discount	(1,373)	—
Total credit facility debt, less unamortized discount and issuance costs	45,439	39,338
Current portion of credit facility debt	—	39,338
Total Credit facility debt, less current portion	$45,439	$—
2018 Credit Agreement
On December 13, 2018, the Company entered into a credit agreement (as amended by the First Amendment (as defined below), the “2018 Credit Agreement”) among the Company, the lenders from time to time party thereto, and a subsidiary of MSD Capital, MSD PCOF Partners VI, LLC (“MSD”), as Administrative Agent, pursuant to which the lenders party thereto agreed to make loans to the Company from time to time up to an aggregate principal amount of $80 million consisting of a $10 million revolving credit facility (the “2018 Revolver”), a $10 million delayed draw term loan (“2018 Delayed Draw Term Loan”), and a $60 million term loan (the “2018 Term Loan”, and together with the 2018 Revolver and the 2018 Delayed Draw Term Loan, the “2018 Credit Facility”). The 2018 Credit Facility terminates on, and all amounts owing thereunder must be repaid on, December 13, 2023.
On July 31, 2019, the Company entered into the First Amendment to the 2018 Credit Agreement (the “First Amendment”) to extend the 2018 Delayed Draw Term Loan expiration date for up to one year to the earlier to occur of (a) the date on which the commitments under the 2018 Delayed Draw Term Loan have been terminated or reduced to zero in accordance with the terms of the 2018 Credit Agreement and (b) September 13, 2020.
Borrowings under the 2018 Revolver, 2018 Delayed Draw Term Loan, and 2018 Term Loan will bear interest at the three-month LIBOR plus 7.75% per annum. Interest is payable quarterly and accrues daily. Under the terms of the 2018 Credit Agreement, the maximum amount of interest payable, based on the aggregate principal amount of $80 million and interest rates in effect at December 13, 2018, in the next 12 months was required to be pre-funded at the closing date of the 2018 Credit Agreement. The pre-funded amount at August 28, 2019 of $6.4 million is recorded in restricted cash and cash equivalents on our consolidated balance sheet and is not available for other purposes. LIBOR is set to terminate in December 2021. We expect that to agree to a replacement rate with MSD prior to the LIBOR termination.
The 2018 Credit Facility is subject to the following minimum amortization payments: 1st anniversary: $10 million; 2nd anniversary: $10 million; 3rd anniversary: $15 million; and 4th anniversary: $15 million.

The Company also pays a quarterly commitment fee based on the unused portion of the 2018 Revolver and the 2018 Delayed Draw Term Loan at 0.5% per annum. Voluntary prepayments, refinancing and asset dispositions constituting a sale of all or substantially all assets, under the 2018 Delayed Draw Term Loan and the 2018 Term Loan are subject to a make whole premium during years one and two equal to the present value of all interest otherwise owed from the date of the pre-payment through the end of year two, a 2.0% fee during year three, and a 1.0% fee during year four. Finally, the Company paid to the lenders a one-time fee of $1.6 million in connection with the closing of the 2018 Credit Facility.

Indebtedness under the 2018 Credit Facility is secured by a security interest in, among other things, all of the Company’s present and future personal property (other than certain excluded assets) and all Mortgaged Property (as defined in the 2018 Credit Agreement) of the Company and its subsidiaries. All amounts owing by the Company under the 2018 Credit Facility are guaranteed by the subsidiaries of the Company.

The 2018 Credit Facility contains customary covenants and restrictions on the Company’s ability to engage in certain activities, including financial performance covenants, asset sales and acquisitions, and contains customary events of default. Specifically, among other things, the Company is required to maintain minimum Liquidity (as defined in the 2018 Credit Agreement) of $3.0 million as of the last day of each fiscal quarter and a minimum Asset Coverage Ratio (as defined in the 2018 Credit Agreement) of 2.50 to 1.00. As of August 28, 2019, the Company was in full compliance with all covenants with respect to the 2018 Credit Facility.

As of August 28, 2019, we had no amounts due within the next 12 months under the 2018 Credit Facility due to principal repayments in excess of the required minimum. As of August 28, 2019 we had $1.3 million committed under letters of credit, which is used as security for the payment of insurance obligations and are fully cash collateralized, and $0.1 million in other indebtedness.
At August 28, 2019, the Company had $4.7 million available to borrow under the 2018 Revolver and $10.0 million available to borrow under the 2018 Delayed Draw Term Loan.

As of November 26, 2019, the Company was in compliance with all covenants under the terms of the 2018 Credit Agreement.

2016 Credit Agreement (paid in full and terminated in December 2018)

On November 8, 2016, the Company entered into a $65.0 million Senior Secured Credit Facility with Wells Fargo Bank, National Association, as Administrative Agent and Cadence Bank, NA and Texas Capital Bank, NA, as lenders (“2016 Credit Agreement”). The 2016 Credit Agreement, prior to the amendments discussed below, was comprised of a $30.0 million 5 year Revolver (the “Revolver”) and a $35.0 million 5 year Term Loan (the “Term Loan”), and it also included sub-facilities for swingline loans and letters of credits. The original maturity date of the 2016 Credit Agreement was November 8, 2021.

Borrowings under the Revolver and Term Loan bore interest at (1) a base rate equal to the greater of (a) the federal funds effective rate plus one-half of 1% (the “Base Rate”), (b) prime and (c) LIBOR for an interest period of 1 month, plus, in any case, an applicable spread that ranges from 1.50% to 2.50% per annum the (“Applicable Margin”), or (2) the LIBOR, as adjusted for any Eurodollar reserve requirements, plus an applicable spread that ranges from 2.50% to 3.50% per annum. Borrowings under the swingline loan bore interest at the Base Rate plus the Applicable Margin. The applicable spread under each option was dependent upon certain measures of the Company’s financial performance at the time of election. Interest was payable quarterly, or in more frequent intervals if LIBOR applies.

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

Interest Expense

Total interest expense incurred for fiscal 2019 and 2018 was $6.0 million and $3.3 million, respectively. No interest expense was allocated to discontinued operations in fiscal 2019 or 2018. No interest was capitalized on properties in fiscal 2019 or 2018.

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

The Company recognized the following impairment charges and gains on asset disposals to income from operations:

	Fiscal Year Ended
	August 28, 2019	August 29, 2018
	(In thousands, except per share data)
Provision for asset impairments and restaurant closings	$5,603	$8,917
Net gain on disposition of property and equipment	(12,832)	(5,357)

Total	$(7,229)	$3,560
Effect on EPS:
Basic	$0.24	$(0.12)
Assuming dilution	$0.24	$(0.12)

The approximate $5.6 million impairment charge in fiscal 2019 is primarily related to assets impaired at nine property locations, goodwill at one property locations, seven properties held for sale written down to their fair value, certain surplus equipment written down to fair value, and an impairment to a joint venture investment, partially offset by a net decrease in the reserve for restaurant closings of $0.2 million.

The $12.8 million net gain on disposition of property and equipment in fiscal 2019 is primarily related to the $13.2 million gain on the sale of two properties discussed below, partially offset by asset retirements at three locations.

During fiscal 2019, the Company sold and leased back two properties. The net sales price was $19.6 million. The properties sold had been included in the previously announced asset sales program. The sales included lease back periods of 36 and 60 months and average annual lease payments of $450 thousand and $295 thousand respectively. The Company recorded a total net gain on the two sales of $15.3 million of which $12.9 million was recognized at the time of the sale and the remainder will be recognized over the respective lease back periods. The deferred gain on the sale of the two properties is included in other liabilities on our consolidated balance sheet at August 28, 2019. Net proceeds from the sales were used in accordance with the 2018 Credit Agreement, to reduce the balance on its outstanding 2018 Term Loan (as defined above) and for general business purposes.

The $8.9 million impairment charge in fiscal 2018 is primarily related to assets impaired at twenty-one property locations, goodwill at three property location, ten properties held for sale written down to their fair value, and a reserve for fifteen restaurant closings of $1.3 million.

The $5.4 million net gain on disposition of property and equipment in fiscal 2018 is primarily related to the gain on the sale of ten properties of $4.9 million, $1.3 million of insurance proceeds received for property and equipment damaged by Hurricane Harvey, partially partially offset by asset retirements at eight locations.

Discontinued Operations

As a result of the first quarter fiscal 2010 adoption of the Company’s Cash Flow Improvement and Capital Redeployment Plan, the Company reclassified 24 Luby’s Cafeterias to discontinued operations. As of August 28, 2019, one location remains held for sale.

The following table sets forth the assets and liabilities for all discontinued operations:

	August 28, 2019	August 29, 2018
	(In thousands)
Property and equipment	$1,813	$1,813
Deferred tax assets	—	—
Assets related to discontinued operations—non-current	$1,813	$1,813
Deferred income taxes	$—	$—
Accrued expenses and other liabilities	14	14
Liabilities related to discontinued operations—current	$14	$14
Other liabilities	$—	$16
Liabilities related to discontinued operations—non-current	$—	$16

As of August 28, 2019, under both closure plans, the Company had one property classified as discontinued operations. The asset carrying value of the owned property was $1.8 million and is included in assets related to discontinued operations. The Company is actively marketing this property for sale.

The following table sets forth the sales and pretax losses reported for all discontinued locations in fiscal 2019 and fiscal 2018:

	Fiscal Year Ended
	August 28, 2019	August 29, 2018
	(In thousands, except locations)
Sales	$—	$—

Pretax loss	$(7)	$(80)
Income tax benefit on discontinued operations	$—	$(534)
Loss on discontinued operations	$(7)	$(614)
Discontinued locations closed during the period	—	—

The following table summarizes discontinued operations for fiscal 2019 and 2018:

	Fiscal Year Ended
	August 28, 2019	August 29, 2018
	(In thousands, except per share data)
Discontinued operating losses	$(7)	$(21)
Impairments	—	(59)
Gains	—	—
Net loss	$(7)	$(80)
Income tax benefit (expense) from discontinued operations	—	(534)
Loss from discontinued operations, net of income taxes	$(7)	$(614)
Effect on EPS from discontinued operations—decrease—basic	$0.00	$(0.02)

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

At August 28, 2019, the Company had 14 owned properties recorded at $16.5 million in property held for sale.

At August 29, 2018, the Company had 15 owned properties recorded at $19.5 million in property held for sale.

The pretax profit (loss) for the 14 held for sale locations was $0.3 million and $(1.0) million in fiscal 2019 and 2018, respectively.

The Company’s results of continuing operations will be affected to the extent proceeds from sales exceed or are less than net book value.

A roll forward of property held for sale for fiscal 2019, and 2018 is provided below (in thousands):

Balance as of August 30, 2017	$3,372
Disposals	(7,916)
Net transfers to property held for sale	27,075
Adjustment to fair value	(3,062)
Balance as of August 29, 2018	$19,469
Disposals	(6,036)
Net transfers to property held for sale	3,055
Adjustment to fair value	—
Balance as of August 28, 2019	$16,488

Abandoned Leased Facilities - Reserve for Store Closing

As of August 28, 2019, the Company classified eleven leased locations in Arizona, Florida, Illinois, Maryland, Texas, and Virginia as abandoned. Although the Company remains obligated under the terms of the leases for the rent and other costs that may be associated with the leases, the Company has ceased operations and has no foreseeable plans to occupy the spaces as a company restaurant in the future. Therefore, the Company recorded a liability and a corresponding charge to earnings, in provision for asset impairments and restaurant closings, equal to the estimated total amount of rent and other direct costs for the remaining period of time the properties will be unoccupied plus the present value, calculated using a credit-adjusted risk free rate, of the estimated amount by which the rent paid by the Company to the landlord exceeds any rent paid to the Company by a tenant under a sublease over the remaining period of the lease terms. The liability is adjusted for changes in estimates and when a final settlement is reached with and paid to the lessor. For fiscal years 2019 and 2018 net charges (credits) to provision for assets impairments and store closings related to the abandoned lease facilities were $(0.2) million and $1.3 million, respectively. The accrued lease termination liability was $1.4 million and $2.0 million as of August 28, 2019 and August 29, 2018, respectively.

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

Construction Activity

From time to time, the Company enters into non-cancelable contracts for the construction of its new restaurants or restaurant remodels. This construction activity exposes the Company to the risks inherent in this industry including but not limited to rising material prices, labor shortages, delays in getting required permits and inspections, adverse weather conditions, and injuries sustained by workers. The Company had no non-cancelable construction contracts as of August 28, 2019.

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

Note 15. Operating Leases

The Company conducts part of its operations from facilities that are leased under non-cancelable lease agreements. Lease agreements generally contain a primary term of five to 30 years with options to renew or extend the lease from one to 25 years. As of August 28, 2019, the Company has lease agreements for 71 properties which include the Company’s corporate office, facility service warehouse, two remote office spaces, and restaurant properties. The leasing terms of the 71 properties consist of 18 properties expiring in less than one year, 33 properties expiring between one and five years and the remaining 20 properties having current terms that are greater than five years. Of the 71 leased properties, 46 properties have options remaining to renew or extend the lease.

A majority of the leases include periodic escalation clauses. Accordingly, the Company follows the straight-line rent method of recognizing lease rental expense.

As of August 28, 2019, the Company has entered into noncancelable operating lease agreements for certain office equipment with terms ranging from 36 to 60 months.

Annual future minimum lease payments under noncancelable operating leases with terms in excess of one year as of August 28, 2019 are as follows:

Fiscal Year Ending:	(In thousands)
August 26, 2020	$8,841
August 25, 2021	7,155
August 31, 2022	5,643
August 30, 2023	4,410
August 28, 2024	3,768
Thereafter	10,312
Total minimum lease payments	$40,129

Most of the leases are for periods of five to 30 years and some leases provide for contingent rentals based on sales in excess of a base amount. As of August 28, 2019, aggregate future minimum rentals to be received under noncancelable subleases is $1.9 million.

Total rent expense for operating leases for fiscal 2019 and 2018 was as follows:

	Year Ended
	August 28, 2019	August 29, 2018
	(In thousands, except percentages)
Minimum rent-facilities	$9,218	$10,584
Contingent rentals	75	77
Minimum rent-equipment	761	801
Total rent expense (including amounts in discontinued operations)	$10,054	$11,462

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

Of the aggregate 2.1 million shares approved for issuance under the Nonemployee Director Stock Plan, (which amount includes shares authorized under the original plan and shares authorized pursuant to the amended and restated plan effective as of February 9, 2018), 1.6 million options, restricted stock units and restricted stock awards were granted, 0.1 million options expired or were canceled and added back into the plan, since the plans inception. Approximately 0.6 million shares remain available for future issuance as of August 28, 2019. Compensation cost for share-based payment arrangements under the Nonemployee Director Stock Plan, recognized in selling, general and administrative expenses for fiscal 2019 and 2018 was $0.6 million and $0.5 million, respectively.

Of the 4.1 million shares approved for issuance under the Employee Stock Plan (which amount includes shares authorized under the original plan and shares authorized pursuant to the amended and restated plan effective as of December 5, 2015), 7.3 million options and restricted stock units were granted, 4.3 million options and restricted stock units were canceled or expired and added back into the plan, since the plans inception in 2005. Approximately 1.1 million shares remain available for future issuance as of August 28, 2019. Compensation cost for share-based payment arrangements under the Employee Stock Plan, recognized in selling, general and administrative expenses for fiscal 2019 and 2018 was $0.3 million and $0.9 million, respectively.

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

Option awards under the Nonemployee Director Stock Plan generally vest 100% on the first anniversary of the grant date and expire ten years from the grant date. No options were granted under the Nonemployee Director Stock Plan in fiscal 2019 or 2018, No options to purchase shares remain outstanding under this plan, as of August 28, 2019.

Options granted under the Employee Stock Plan generally vest 50% on the first anniversary of grant date, 25% on the second anniversary of the grant date and 25% on the third anniversary of the grant date, with all options expiring ten years from the grant date. All options granted in fiscal 2018, and 2017 were granted under the Employee Stock Plan. No options were granted in fiscal 2019. Options to purchase 1,387,412 shares at options prices from $2.82 to $5.95 per share remain outstanding as of August 28, 2019.

The Company has segregated option awards into two homogeneous groups for the purpose of determining fair values for its options because of differences in option terms and historical exercise patterns among the plans. Valuation assumptions are determined separately for the two groups which represent, respectively, the Employee Stock Plan and the Nonemployee Director Stock Option Plan. The assumptions are as follows:

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

The fair value of each option award is estimated on the date of the grant using the Black-Scholes option pricing model which determine inputs as shown in the following table for options granted under the Employee Stock Plan:

	Fiscal Year Ended
	August 28, 2019	August 29, 2018
	(In thousands, except percentages)
Dividend yield	N/A	0%
Volatility	N/A	34.80%
Risk-free interest rate	N/A	2.19%
Expected life (in years)	N/A	5.87

A summary of the Company’s stock option activity for fiscal 2019 and 2018 is presented in the following table:

	Shares Under Fixed Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
			(Years)	(In thousands)
Outstanding at August 30, 2017	1,345,916	$4.76	6.6	$178
Granted	449,410	2.82	—	—
Cancelled	—	0.00	—	—
Forfeited	(97,111)	4.80	—	—
Expired	(44,801)	7.89	—	—
Outstanding at August 29, 2018	1,653,414	$4.10	6.4	$—
Granted	—	0.00	—	—
Forfeited	(178,700)	3.68	—	—
Expired	(87,302)	5.54	—	—
Outstanding at August 28, 2019	1,387,412	$4.06	5.7	$—
Exercisable at August 28, 2019	1,217,957	$4.19	5.4	$—

The intrinsic value for stock options is defined as the difference between the market value at August 28, 2019 and the grant price.

At August 28, 2019, there was $0.1 million of total unrecognized compensation cost related to unvested options that are expected to be recognized over a weighted-average period of 1.1 years.

The weighted-average grant-date fair value of options granted during fiscal 2018 at $1.05 per share. No options were granted in fiscal 2019. During fiscal 2018 and 2019, no options were exercised.

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

A summary of the Company’s restricted stock unit activity during fiscal years 2018 and 2019 and is presented in the following table:

	Restricted Stock Units	Weighted Average Fair Value	Weighted- Average Remaining Contractual Term
		(Per share)	(In years)
Unvested at August 30, 2017	404,364	$5.23	1.9
Granted	244,748	2.83	—
Vested	(99,495)	4.42	—
Forfeited	(32,326)	3.87	—
Unvested at August 29, 2018	517,291	$3.79	1.8
Granted	4,410	1.15	—
Vested	(153,757)	4.66	—
Forfeited	(93,935)	3.41	—
Unvested at August 28, 2019	274,009	$3.39	1.2

At August 28, 2019, there was $0.2 million of total unrecognized compensation cost related to unvested restricted stock units that is expected to be recognized over a weighted-average period of 1.2 years.

Performance Based Incentive Plan

For fiscal years 2015 - 2018, the Company approved a Total Shareholder Return ("TSR") Performance Based Incentive Plan (“Plan”). Each Plan’s award value varies from 0% to 200% of a base amount, as a result of the Company’s TSR performance in comparison to its peers over the respective measurement period. Each Plan’s vesting period is three years.

The Plans for fiscal years 2015 - 2017 provided for a right to receive an unspecified number of shares of common stock under the Employee Stock Plan based on the total shareholder return ranking compared to a selection of peer companies over the three-year vesting period, for each plan year. The number of shares at the end of the three-year period is determined as the award value divided by the closing stock price on the last day of each fiscal year, accordingly. Each three-year measurement period is designated a plan year name based on year one of the measurement period. Since the plans provide for an undeterminable number of awards, the plans are accounted for as liability based plans. The liability valuation estimate for each plan year has been determined based on a Monte Carlo simulation model. Based on this estimate, management accrues expense ratably over the three-year service periods. A valuation estimate of the future liability associated with each fiscal year's performance award plan is performed periodically with adjustments made to the outstanding liability at each reporting period to properly state the outstanding liability for all plan years in the aggregate as of the respective balance sheet date.

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

The fair value of the 2016 TSR Performance Based Incentive Plan was zero at the end of the three-year measurement period and at August 29, 2018 no shares vested due to the relative ranking of the Company's stock performance.

The fair value of the 2017 TSR Performance Based Incentive Plan was zero at the end of the three-year measurement period and at August 28, 2019 no shares vested due to the relative ranking of the Company's stock performance.

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

Non-cash compensation expense related to the Company's TSR Performance Based Incentive Plans in fiscal 2019 and 2018 was a credit to expense of $0.3 million, and $15 thousand, respectively, and is recorded in selling, general and administrative expenses on our consolidated statement of operations.
A summary of the Company’s restricted stock Performance Based Incentive Plan activity during fiscal 2019 is presented in the following table:

	Units	Weighted Average Fair Value
		(Per share)
Unvested at August 30, 2017	—	—
Granted	561,177	3.33
Vested	(187,883)	2.64
Forfeited	—	—
Unvested at August 29, 2018	373,294	3.68
Granted	—	—
Vested	—	—
Forfeited	(106,851)	3.68
Unvested at August 28, 2019	$266,443	3.68

At August 28, 2019, there was $0.4 million of total unrecognized compensation cost related to 2018 TSR Performance Based Incentive Plan that is expected to be recognized over a weighted-average period of 1.0 year.

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

Supplemental Executive Retirement Plan

The Company has an unfunded Supplemental Executive Retirement Plan (“SERP”). In 2005, the Board of Directors voted to amend the SERP and suspend the further accrual of benefits and participation. The net benefit recognized for the SERP for the years ended August 28, 2019 and August 29, 2018 was zero, and the unfunded accrued liability included in “Other Liabilities” on the Company’s consolidated Balance Sheets as of August 28, 2019 and August 29, 2018 was $32 thousand and $39 thousand, respectively.

Nonemployee Director Phantom Stock Plan

The Company has a Nonemployee Director Phantom Stock Plan (“Phantom Stock Plan”). Authorized shares ( shares) under the Phantom Stock Plan were fully depleted in early fiscal 2003; since that time, no deferrals, incentives or dividends have been credited to phantom stock accounts. As participants cease to be directors, their phantom shares are converted into an equal number of shares of common stock and issued from the Company’s treasury stock. As of August 28, 2019, 17,801 phantom shares remained outstanding and unconverted under the Phantom Stock Plan.

401(k) Plan

The Company has a voluntary 401(k) employee savings plan to provide substantially all employees of the Company an opportunity to accumulate personal funds for their retirement. The Company matches 25% of participants’ contributions made to the plan up to 6% of their salary. The net expense recognized in connection with the employer match feature of the voluntary 401(k) employee savings plan for the fiscal years ended August 28, 2019 and August 29, 2018 was $279 thousand and $243 thousand, respectively.

Note 17. Related Parties

Affiliate Services

The Company’s Chief Executive Officer, Christopher J. Pappas, and Harris J. Pappas, a former Director of the Company, own two restaurant entities (the “Pappas entities”) that may, from time to time, provide services to the Company and its subsidiaries, as detailed in the Amended and Restated Master Sales Agreement dated August 2, 2017 among the Company and the Pappas entities. Collectively, Messrs. Pappas and the Pappas entities own greater than 5% of the Company's common stock.

Under the terms of the Amended and Restated Master Sales Agreement, the Pappas entities may provide specialized (customized) equipment fabrication and basic equipment maintenance, including stainless steel stoves, shelving, rolling carts, and chef tables. The Company incurred $19 thousand and $31 thousand under the Amended and Restated Master Sales Agreement for custom-fabricated and refurbished equipment in fiscal 2019 and 2018, respectively and incurred $2 thousand in other operating costs in fiscal 2018. Services provided under this agreement are subject to review and approval by the Finance and Audit Committee of the Company’s Board of Directors.

Operating Leases

In the third quarter of fiscal 2004, Messrs. Pappas became partners in a limited partnership which purchased a retail strip center in Houston, Texas. Messrs. Pappas collectively own a 50% limited partnership interest and a 50% general partnership interest in the limited partnership. A third party company manages the center. One of the Company’s restaurants has rented 7% of the space in that center since July 1969. No changes were made to the Company’s lease terms as a result of the transfer of ownership of the center to the new partnership.

On November 22, 2006, the Company executed a new lease agreement with respect to this shopping center. Effective upon the Company’s relocation and occupancy into the new space in July 2008, the new lease agreement provides for a primary term of 12 years with two subsequent five-year options and gives the landlord an option to buy out the tenant on or after the calendar year 2015 by paying the then unamortized cost of improvements to the tenant. The Company pays rent of $22.00 per square foot plus maintenance, taxes, and insurance during the remaining primary term of the lease. Thereafter, the lease provides for increases in rent at set intervals. The new lease agreement was approved by the Finance and Audit Committee in 2006.

In the third quarter of fiscal 2014, on March 12, 2014, the Company executed a new lease agreement for one of the Company’s Houston Fuddruckers locations with Pappas Restaurants, Inc. The lease provides for a primary term of six years with two subsequent five-year options. Pursuant to the new ground lease agreement, the Company pays rent of $28.53 per square foot plus maintenance, taxes, and insurance from March 12, 2014 until May 31, 2020. Thereafter, the new ground lease agreement provides for increases in rent at set intervals.

Affiliated rents paid for the Houston property leases represented 2.9% and 3.1% of total rents for continuing operations for fiscal 2019 and 2018, respectively. Rent payments under the two lease agreements described above were $593 thousand and $628 thousand in fiscal 2019 and 2018, respectively.

Board of Directors

Christopher Pappas and Frank Markantonis, an attorney whose former principal client is Pappas Restaurants, Inc., are current members of our Board of Directors.

Key Management Personnel

The Company entered into a new employment agreement with Christopher Pappas on December 11, 2017. Under the employment agreement, the initial term of Mr. Pappas' employment ended on August 28, 2019 and automatically renews for additional one year periods, unless terminated in accordance with its terms. Mr. Pappas continues to devote his primary time and business efforts to the Company while maintaining his role at Pappas Restaurants, Inc. The Employment Agreement was unanimously approved by the Executive Compensation Committee (the “Committee”) of the Board as well as by the full Board. Effective August 1, 2018, the Company and Christopher J. Pappas agreed to reduce his fixed annual base salary to one dollar.

Peter Tropoli, a former director and officer of the Company, is an attorney and stepson of Frank Markantonis, who is a director of the Company. Mr. Tropoli resigned from the Company and is no longer our General Counsel and Corporate Secretary.

Paulette Gerukos, Vice President of Human Resources of the Company, is the sister-in-law of Harris J. Pappas.

Note 18. Common Stock

At August 28, 2019, the Company had 500,000 shares of common stock reserved for issuance upon the exercise of outstanding stock options.

Treasury Shares

In February 2008, the Company acquired 500,000 treasury shares for $4.8 million.

Note 19. Earnings Per Share

A reconciliation of the numerators and denominators of basic earnings per share and earnings per share assuming dilution is shown in the table below:

	Fiscal Year Ended
	August 28, 2019	August 29, 2018
	(In thousands, except per share data)
Numerator:
Loss from continuing operations	$(15,219)	$(32,954)
Net Loss	$(15,226)	$(33,568)
Denominator:
Denominator for basic earnings per share—weighted-average shares	29,786	29,901
Effect of potentially dilutive securities:
Employee and non-employee stock options	—	—
Denominator for earnings per share assuming dilution	29,786	29,901
Loss from continuing operations:
Basic	$(0.51)	$(1.10)
Assuming dilution (a)	$(0.51)	$(1.10)
Net loss per share:
Basic	$(0.51)	$(1.12)
Assuming dilution (a)	$(0.51)	$(1.12)

(a) Potentially dilutive shares, not included in the computation of net income per share because to do so would have been anti-dilutive, totaled 63,000 shares in fiscal 2019 and no shares in fiscal 2018. Additionally, stock options with exercise prices exceeding market close prices that were excluded from the computation of net income per share amounted to 1,387,000 shares in fiscal 2019 and 1,653,000 shares in fiscal 2018.

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

On February 11, 2019, the Board of Directors approved the first amendment to the shareholder rights plan extending the term of the plan to February 15, 2020.

Note 21. Quarterly Financial Information

The following tables summarize quarterly unaudited financial information for fiscal 2019 and 2018.

	Quarter Ended
	August 28, 2019	June 6, 2019	March 14, 2019	December 20, 2018
	(84 days)	(84 days)	(84 days)	(112 days)
	(In thousands, except per share data)
Restaurant sales	$62,434	$65,611	$65,370	$91,098
Franchise revenue	1,563	1,482	1,421	2,224
Culinary contract services	7,278	7,571	7,543	9,496
Vending revenue	88	102	90	99
Total sales	$71,363	$74,766	$74,424	$102,917
Loss from continuing operations	(9,081)	(5,295)	6,640	(7,483)
Loss from discontinued operations	12	(6)	(8)	(5)
Net loss	$(9,069)	$(5,301)	$6,632	$(7,488)
Net loss per share:
Basic	$(0.30)	$(0.18)	$0.22	$(0.25)
Assuming dilution	$(0.30)	$(0.18)	$0.22	$(0.25)
Costs and Expenses (as a percentage of restaurant sales)
Cost of food	28.5%	28.2%	27.8%	27.5%
Payroll and related costs	38.8%	38.1%	37.8%	37.9%
Other operating expenses	18.4%	17.5%	17.5%	18.1%
Occupancy costs	6.5%	6.1%	6.4%	6.4%

	Quarter Ended
	August 29, 2018	June 6, 2018	March 14, 2018	December 20, 2017
	(91 days)	(84 days)	(84 days)	(112 days)
	(In thousands, except per share data)
Restaurant sales	$75,782	$77,803	$74,351	$104,582
Franchise revenue	1,633	1,444	1,401	1,887
Culinary contract services	6,369	6,639	5,889	6,885
Vending revenue	119	118	151	143
Total sales	$83,903	$86,004	81,792	$113,497
Loss from continuing operations	(1,858)	(14,133)	(11,461)	(5,502)
Loss from discontinued operations	(6)	(463)	(110)	(35)
Net loss	$(1,864)	$(14,596)	$(11,571)	$(5,537)
Net loss per share:
Basic	$(0.06)	$(0.48)	$(0.39)	$(0.19)
Assuming dilution	$(0.06)	$(0.48)	$(0.39)	$(0.19)
Costs and Expenses (as a percentage of restaurant sales)
Cost of food	27.8%	28.6%	28.5%	28.5%
Payroll and related costs	37.5%	37.8%	38.3%	36.5%
Other operating expenses	17.7%	19.3%	19.3%	18.6%
Occupancy costs	6.4%	5.9%	6.3%	6.0%

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

We have had no disagreements with our accountants on any accounting or financial disclosures.

Item 9A. Controls and Procedures

Evaluation of Disclosure Control and Procedures

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of August 28, 2019. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of August 28, 2019, our disclosure controls and procedures were effective in providing reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Because of its inherent limitations, internal control over financial reporting may not prevent or detect material misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework-2013 issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation, we concluded that our internal control over financial reporting was effective as of August 28, 2019.

Changes in Internal Control over Financial Reporting

Except as noted above, there were no changes in our internal control over financial reporting during the quarter ended August 28, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

There is incorporated in this Item 10 by reference that portion of our definitive proxy statement for the 2020 annual meeting of shareholders appearing therein under the captions “Election of Directors,” “Corporate Governance,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Executive Officers,” and “Certain Relationships and Related Transactions.”

We have in place a Policy Guide on Standards of Conduct and Ethics applicable to all employees, as well as the Board of Directors, and Supplemental Standards of Conduct and Ethics for the Chief Executive Officer, Chief Financial Officer, Vice President of Accounting, and all senior financial officers. This Policy Guide and the Supplemental Standards were filed as exhibits to the Annual Report on Form 10-K for the fiscal year ended August 26, 2003 and can be found on our website at www.lubys.com. We intend to satisfy the disclosure requirement under Item 5.05 of Form 8-K regarding amendments to or waivers from the code of ethics or supplementary code of ethics by posting such information on our website at www.lubys.com.

Item 11. Executive Compensation

There is incorporated in this Item 11 by reference that portion of our definitive proxy statement for the 2020 annual meeting of shareholders appearing therein under the captions “Compensation Discussion and Analysis—Executive Compensation,” “—Executive Compensation Committee Report,” “—Compensation Tables and Information,” “—Director Compensation,” and “Corporate Governance—Executive Compensation Committee—Compensation Committee Interlocks.”

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

There is incorporated in this Item 12 by reference that portion of our definitive proxy statement for the 2020 annual meeting of shareholders appearing therein under the captions “Ownership of Equity Securities in the Company” and “Principal Shareholders.”

Item 13. Certain Relationships and Related Transactions, and Director Independence

There is incorporated in this Item 13 by reference that portion of our definitive proxy statement for the 2020 annual meeting of shareholders appearing therein under the captions, “Corporate Governance Guidelines—Director Independence” and “Certain Relationships and Related Transactions.”

Item 14. Principal Accountant Fees and Services

There is incorporated in this Item 14 by reference that portion of our definitive proxy statement for the 2020 annual meeting of shareholders appearing therein under the caption “Fees Paid To The Independent Registered Public Accounting Firm.”

PART IV

Item 15. Exhibits, Financial Statement Schedules

1.	Financial Statements

The following financial statements are filed as part of this Report:

Consolidated balance sheets at August 28, 2019 and August 29, 2018.

Consolidated statements of operations for each of the two years in the period ended August 28, 2019.

Consolidated statements of shareholders’ equity for each of the two years in the period ended August 28, 2019.

Consolidated statements of cash flows for each of the two years in the period ended August 28, 2019.

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

3(e)
Amendment No. 3 to Bylaws of Luby’s Inc., effective as of July 30, 2019 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on August 1, 2019 (File No. 001-08308)).

4
Rights Agreement, dated as of February 15, 2018, by and between the Company and American Stock Transfer & Trust Company, LLC, as rights agent (which includes the Form of Rights Certificate as Exhibit A thereto) (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form 8-A, filed on February 16, 2018 (File No. 001-08308)).

4(a)
First Amendment to Rights Agreement, dated as of February 11, 2019, by and between the Company and American Stock Transfer & Trust Company, LLC, as rights agent (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed on February 12, 2019 (File No. 001-08308)).

4(b)	Description of registered securities.

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
Form of Indemnification Agreement entered into between Luby’s, Inc. and each member of its Board of Directors initially dated July 23, 2002 (incorporated by reference to Exhibit 10(gg) to the Company’s Annual Report on Form 10-K for the fiscal year ended August 28, 2002, filed on November 27, 2002 (File No. 001-08308)).*

10(e)
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
Form of Restricted Stock Award Agreement pursuant to the Luby’s Incentive Stock Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 16, 2007 (File No. 001-08308)).*

10(i)
Form of Incentive Stock Option Award Agreement pursuant to the Luby’s Incentive Stock Plan (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on November 16, 2007 (File No. 001-08308)).*

10(j)
Luby's Incentive Stock Plan, effective as of December 5, 2015 (incorporated by reference to Annex A to the Company's Definitive Proxy Statement on Schedule 14A filed on December 16, 2016 (File No. 001-083038)).*

10(k)
Form of Restricted Stock Award Agreement pursuant to the Luby’s Incentive Stock Plan (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on November 16, 2015 (File No. 001-08308)).*

10(l)
Form of Incentive Stock Option Award Agreement pursuant to the Luby’s Incentive Stock Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 16, 2015 (File No. 001-08308)).*

10(m)
Form of Incentive Stock Option Award Agreement to Luby’s 2015 Incentive Stock Plan (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on December 12, 2017 (File No. 001-08308)).*

10(n)
Form of Restricted Stock Unit Agreement to Luby’s 2015 Incentive Stock Plan (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on December 12, 2017 (File No. 001-08308)).*

10(o)
Credit Agreement, dated as of December 13, 2018, among the Company, the lenders from time to time party thereto, and MSD PCOF Partners VI, LLC, as Administrative Agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 14, 2018 (File No. 001-08308)).

10(p)
First Amendment to Credit Agreement, dated as of December 13, 2018, among the Company, the lenders from time to time party thereto, and MSD PCOF Partners VI, LLC, as Administrative Agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 1, 2019 (File No. 001-08308)).

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

November 26, 2019		LUBY’S, INC.
Date		(Registrant)

	By:	/s/ CHRISTOPHER J. PAPPAS
Christopher J. Pappas
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature and Title	Date

/S/ GERALD W. BODZY	November 26, 2019
Gerald W. Bodzy, Director and Chairman of the Board

/S/ CHRISTOPHER J. PAPPAS	November 26, 2019
Christopher J. Pappas, Director, President and Chief Executive Officer (Principal Executive Officer)

/S/ K. SCOTT GRAY	November 26, 2019
K. Scott Gray, Senior Vice President and Chief Financial Officer, and Principal Accounting Officer (Principal Financial and Accounting Officer)

/S/ TWILA DAY	November 26, 2019
Twila Day, Director

/S/ JILL GRIFFIN	November 26, 2019
Jill Griffin, Vice Chair and Director

/S/ FRANK MARKANTONIS	November 26, 2019
Frank Markantonis, Director

/S/ JOE C. MCKINNEY	November 26, 2019
Joe C. McKinney, Director

/S/ GASPER MIR, III	November 26, 2019
Gasper Mir, III, Director

/S/ JOHN B. MORLOCK	November 26, 2019
John B. Morlock, Director

/S/ RANDOLPH C. READ	November 26, 2019
Randolph C. Read, Director