Form 10-Q
period 2019-12-18
LUBYS INC
filed 2020-02-03
CIK 16099

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
__________________________
FORM 10-Q
__________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 18, 2019
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

 Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of January 29, 2020, there were 30,700,132 shares of the registrant’s common stock outstanding.

Luby’s, Inc.
Form 10-Q
Quarter ended December 18, 2019

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

Part I—FINANCIAL INFORMATION

Item 1. Financial Statements

Luby’s, Inc.
Consolidated Balance Sheets
(In thousands, except share data)

	December 18, 2019	August 28, 2019
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$3,734	$3,640
Restricted cash and cash equivalents	9,646	9,116
Trade accounts and other receivables, net	10,471	8,852
Food and supply inventories	2,556	3,432
Prepaid expenses	1,350	2,355
Total current assets	27,757	27,395
Property held for sale	16,488	16,488
Assets related to discontinued operations	1,813	1,813
Property and equipment, net	119,202	121,743
Intangible assets, net	16,349	16,781
Goodwill	514	514
Operating lease right-of-use assets	24,781	—
Other assets	1,002	1,266
Total assets	$207,906	$186,000
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$7,553	$8,465
Liabilities related to discontinued operations	25	14
Current portion of credit facility debt	3,399	—
Operating lease liabilities-current	5,921	—
Accrued expenses and other liabilities	26,251	24,475
Total current liabilities	43,149	32,954
Credit facility debt, less current portion	45,629	45,439
Operating lease liabilities-noncurrent	24,235	—
Other liabilities	844	6,577
Total liabilities	$113,857	$84,970
Commitments and Contingencies
SHAREHOLDERS’ EQUITY
Common stock, $0.32 par value; 100,000,000 shares authorized; shares issued were 30,646,588 and 30,478,972; and shares outstanding were 30,146,588 and 29,978,972, at December 18, 2019 and August 28, 2019, respectively	$9,807	$9,753
Paid-in capital	35,146	34,870
Retained earnings	53,871	61,182
Less cost of treasury stock, 500,000 shares	(4,775)	(4,775)
Total shareholders’ equity	$94,049	$101,030
Total liabilities and shareholders’ equity	$207,906	$186,000

The accompanying notes are an integral part of these consolidated financial statements.

Luby’s, Inc.
Consolidated Statements of Operations (unaudited)
(In thousands, except per share data)

	Quarter Ended
	December 18, 2019	December 19, 2018
	(16 weeks)	(16 weeks)
SALES:
Restaurant sales	$83,558	$91,099
Culinary contract services	9,774	9,496
Franchise revenue	1,707	2,224
Vending revenue	110	99
TOTAL SALES	95,149	102,918
COSTS AND EXPENSES:
Cost of food	23,942	25,083
Payroll and related costs	32,134	34,513
Other operating expenses	14,794	16,502
Occupancy costs	4,990	5,875
Opening costs	12	33
Cost of culinary contract services	8,948	8,815
Cost of franchise operations	565	273
Depreciation and amortization	3,762	4,903
Selling, general and administrative expenses	10,158	10,010
Other charges	1,238	1,214
Provision for asset impairments and restaurant closings	1,110	1,227
Net loss on disposition of property and equipment	30	149
Total costs and expenses	101,683	108,597
LOSS FROM OPERATIONS	(6,534)	(5,679)
Interest income	23	—
Interest expense	(1,962)	(1,713)
Other income, net	240	30
Loss before income taxes and discontinued operations	(8,233)	(7,362)
Provision for income taxes	94	121
Loss from continuing operations	(8,327)	(7,483)
Loss from discontinued operations, net of income taxes	(11)	(6)
NET LOSS	(8,338)	(7,489)
Loss per share from continuing operations:
Basic	$(0.28)	$(0.25)
Assuming dilution	$(0.28)	$(0.25)
Loss per share from discontinued operations:
Basic	$(0.00)	$(0.00)
Assuming dilution	$(0.00)	$(0.00)
Net loss per share:
Basic	$(0.28)	$(0.25)
Assuming dilution	$(0.28)	$(0.25)
Weighted average shares outstanding:
Basic	30,054	30,059
Assuming dilution	30,054	30,059
 The accompanying notes are an integral part of these consolidated financial statements.

Luby’s, Inc.
Consolidated Statement of Shareholders’ Equity (unaudited)
(In thousands)

	Common Stock						Total
	Issued		Treasury		Paid-In	Retained	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Earnings	Equity
Balance at August 29, 2018	30,003	$9,602	(500)	$(4,775)	$33,872	$73,929	$112,628
Cumulative effect of accounting changes from the adoption of ASC Topic 606	—	—	—	—	—	2,479	2,479
Net loss	—	—	—	—	—	(7,489)	(7,489)
Share-based compensation expense	42	13	—	—	426	—	439
Common stock issued under employee benefit plans	81	26	—	—	(26)	—	—
Common stock issued under nonemployee benefit plans	38	12	—	—	(12)	—	—
Balance at December 19, 2018	30,164	$9,653	(500)	$(4,775)	$34,260	$68,919	$108,057

	Common Stock						Total
	Issued		Treasury		Paid-In	Retained	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Earnings	Equity
Balance at August 28, 2019	30,478	$9,753	(500)	$(4,775)	$34,870	$61,182	$101,030
Net loss	—	—	—	—	—	(8,338)	(8,338)
Cumulative effect of accounting changes from the adoption of ASC Topic 842	—	—	—	—	—	1,027	1,027
Share-based compensation expense	58	19	—	—	347	—	366
Common stock issued under employee benefit plans	45	15	—	—	(51)	—	(36)
Common stock issued under nonemployee benefit plans	64	20	—	—	(20)	—	—
Balance at December 18, 2019	30,645	$9,807	(500)	$(4,775)	$35,146	$53,871	$94,049

The accompanying notes are an integral part of these consolidated financial statements.

Luby’s, Inc.
Consolidated Statements of Cash Flows (unaudited)
(In thousands)

	Quarter Ended
	December 18, 2019	December 19, 2018
	(16 weeks)	(16 weeks)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(8,338)	$(7,489)
Adjustments to reconcile net loss to net cash used in operating activities:
Provision for asset impairments and net losses on property sales	1,140	1,376
Depreciation and amortization	3,762	4,903
Amortization of debt issuance cost	339	449
Share-based compensation expense	366	439
Cash used in operating activities before changes in operating assets and liabilities	(2,731)	(322)
Changes in operating assets and liabilities:
Decrease (increase) in trade accounts and other receivables	(1,549)	733
Decrease (increase) in food and supply inventories	369	(123)
Decrease in prepaid expenses and other assets	804	1,881
Decrease in operating lease assets	1,922	—
Decrease in operating lease liabilities	(2,313)	—
Increase (decrease) in accounts payable, accrued expenses and other liabilities	1,367	(912)
Net cash provided by (used in) operating activities	(2,131)	1,257
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from disposal of assets and property held for sale	149	171
Purchases of property and equipment	(694)	(1,119)
Net cash used in investing activities	(545)	(948)
CASH FLOWS FROM FINANCING ACTIVITIES:
Revolver borrowings	3,300	18,506
Revolver repayments	—	(38,500)
Proceeds from term loan	—	58,400
Term loan repayments	—	(19,506)
Debt issuance costs	—	(3,155)
Taxes paid on equity withheld	—	(8)
Net cash provided by financing activities	3,300	15,737
Net increase in cash and cash equivalents and restricted cash	624	16,046
Cash and cash equivalents and restricted cash at beginning of period	12,756	3,722
Cash and cash equivalents and restricted cash at end of period	$13,380	$19,768
Cash paid for:
Income taxes, net of (refunds)	$(17)	$29
Interest	1,302	1,637

The accompanying notes are an integral part of these consolidated financial statements.

Luby’s, Inc.
Notes to Consolidated Financial Statements (unaudited)

Note 1. Basis of Presentation

The accompanying unaudited consolidated financial statements of Luby’s, Inc. (the “Company”, "we", "our", "us", or “Luby’s”) have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements that are prepared for our Annual Report on Form 10-K. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the quarter ended December 18, 2019 are not necessarily indicative of the results that may be expected for the fiscal year ending August 26, 2020.

The consolidated balance sheet dated August 28, 2019, included in this Quarterly Report on Form 10-Q (this “Form 10-Q”), has been derived from our audited consolidated financial statements as of that date. However, this Form 10-Q does not include all of the information and footnotes required by GAAP for audited, year-end financial statements. Therefore, these financial statements should be read in conjunction with the audited consolidated financial statements and footnotes included in the Company’s Annual Report on Form 10-K for the fiscal year ended August 28, 2019.

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

Reportable Segments

Each restaurant is an operating segment because operating results and cash flow can be determined for each restaurant. We aggregate our operating segments into reportable segments by restaurant brand due to the nature of the products and services, the production processes, the customers, the methods used to distribute the products and services, the similarity of store level profit margins and the nature of the regulatory environment are alike. The Company has five reportable segments: Luby’s cafeterias, Fuddruckers restaurants, Cheeseburger in Paradise restaurant, Fuddruckers franchise operations, and Culinary Contract Services (“CCS”).

Prior to the fourth quarter of fiscal 2019 our internal organization and reporting structure supported three reportable segments; Company-owned restaurants, Franchise operations and Culinary Contract Services. The Company-owned restaurants consisted of the three brands discussed above, which were aggregated into one reportable segment.  In the fourth quarter of fiscal 2019 we re-evaluated and disaggregated the Company-owned restaurants into three reportable segments based on brand name.  As such, as of the fourth quarter 2019, our five reportable segments are Luby’s cafeterias, Fuddruckers restaurants, Cheeseburger in Paradise restaurants, Fuddruckers franchise operations and Culinary Contract Services. Management believes this change better reflects the priorities and decision-making analysis around the allocation of our resources and better aligns to the economic characteristics within similar restaurant brands. We began reporting on the new structure in the fourth quarter of fiscal 2019 as reflected in our Annual Report on Form 10-K. The segment data for the comparable periods of fiscal 2018 has been recast to conform to the current period presentation. Recasting this historical information did not have an impact on the consolidated financial performance of Luby’s Inc. for any of the periods presented.

Other Charges

Other charges includes those expenses that we consider related to our restructuring efforts or are not part of our recurring operations. These expenses were included in our Selling, general, and administrative cost expense line in previously reported quarters of fiscal 2019. See Note 6 to these unaudited consolidated financial statements.

Recently Adopted Accounting Pronouncements
On August 29, 2019, the first day of fiscal 2020, (the "Effective Date") we adopted Accounting Standards Update (“ASU”) 2016-02, Leases (Topic 842), along with related clarifications and improvements (“ASC 842”). ASC 842 requires lessees to recognize, on their consolidated balance sheet, a liability for lease obligations, which represents the discounted obligation to make future lease payments, and a corresponding right-of-use asset. The guidance requires lessors to classify leases as sales-type, direct financing or operating. The pronouncement also requires disclosure of key information about leasing arrangements that is intended to give financial statement users the ability to assess the amount, timing, and potential uncertainty of cash flows related to leases. We have implemented a new lease tracking and accounting system in connection with the adoption of ASC 842.

We elected the optional transition method to apply ASC 842 as of the effective date and therefore, we have not applied the standard to the comparative periods presented on our consolidated financial statements. We also elected the the package of practical expedients that allowed us not to reassess previous accounting conclusions regarding lease identification, initial direct costs and classification for existing or expired leases as of the effective date. We did not elect the practical expedient that would have permitted us to use hindsight when determining the lease term, including option periods, and impairment of operating lease assets.

We have made an accounting policy election to account for lease components and nonlease components as a single lease component for all underlying classes of assets where (1) the lease component is predominant, (2) the lease component, if accounted for separately, would be classified as an operating lease and (3) the timing and pattern of the lease component and nonlease component are the same . We have also elected the short-term lease recognition exemption for all of our leases that allows us to not recognize right-of-use assets and related liabilities for leases with an initial term of 12 months or less and that do not include an option to purchase the underlying asset that we are reasonably certain to exercise. Our transition to ASC 842 represents a change in accounting principle.

Upon adoption of ASC 842, we recorded operating lease liabilities of approximately $32.5 million based on the present value of the remaining lease payments using discount rates as of the effective date. The current portion of the operating lease liabilities recorded was approximately $8.1 million. In addition, we recorded operating lease right-of-use assets of approximately $27.2 million, calculated as the initial amount of the operating lease liability, adjusted for amounts reclassified from other lease related asset and liability accounts (such as prepaid rent, favorable and unfavorable lease intangibles and straight-line rent timing differences), in accordance with the new guidance, and impairment of certain right-of-use assets recognized as a charge to retained earnings as of the effective date.

On the effective date, we recorded the $1.0 million net cumulative effect of the adoption as an increase to retained earnings. Included in the net cumulative effect was an adjustment of approximately $2.0 million to derecognize the deferred gain from sale / leaseback transactions. For most future sale / leaseback transactions, the gain (adjusted for any off-market items) will be recognized immediately in the period that the sale / leaseback transaction occurs.

The impact of adopting ASC 842 on effected lines of our opening consolidated balance sheet was as follows:

	Balance at August 28, 2019	ASC 842 Adjustment	Balance at August 29, 2019
	(In thousands)
ASSETS
Trade accounts and other receivables, net	$8,852	$70	$8,922
Prepaid expenses	2,355	(225)	2,130
Total Current Assets	27,395	(155)	27,240
Intangible assets, net	16,781	(190)	16,591
Operating lease right-of-use assets, net	—	27,191	27,191
Total Assets	$186,000	$26,846	$212,846
LIABILITIES
Operating lease liabilities-current	$—	$8,061	$8,061
Accrued expenses and other liabilities	24,475	(1,002)	23,473
Total Current Liabilities	32,954	7,059	40,013
Operating lease liabilities-non-current	—	24,360	24,360
Other liabilities	6,577	(5,600)	977
Total Liabilities	$84,970	$25,819	$110,789
SHAREHOLDERS’ EQUITY
Retained earnings	$61,182	$1,027	$62,209
Total Shareholders Equity	101,030	1,027	102,057
Total Liabilities and Shareholders Equity	$186,000	$26,846	$212,846

New Accounting Pronouncements - "to be Adopted"

There are no issued accounting pronouncements that we have yet to adopt that we believe would have a material effect on our financial statements.

Subsequent Events
We evaluated events subsequent to December 18, 2019 through the date the financial statements were issued to determine if the nature and significance of the events warrant inclusion in our consolidated financial statements.
Note 2. Cash, Cash Equivalents and Restricted Cash

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within our consolidated balance sheets that sum to the total of the same such amounts shown in the consolidated statements of cash flows:

	December 18, 2019	August 28, 2019
	(in thousands)
Cash and cash equivalents	$3,734	$3,640
Restricted cash and cash equivalents	9,646	9,116
Total cash and cash equivalents shown in our consolidated statements of cash flows	$13,380	$12,756

Amounts included in restricted cash represent those required to be set aside for (1) maximum amount of interest payable in the next 12 months under the 2018 Credit Agreement (see Note 13), (2) collateral for letters of credit issued for potential insurance obligations, which letters of credit expire within 12 months and (3) pre-funding of the credit limit under our corporate purchasing card program.
Note 3. Revenue Recognition

Restaurant Sales
Restaurant sales consist of sales of food and beverage products to restaurant guests at our Luby’s cafeterias and our Fuddruckers and Cheeseburger in Paradise restaurants. Revenue from restaurant sales is recognized at the point of sale and is presented net of discounts, coupons, employee meals and complimentary meals. Sales taxes that we collect and remit to the appropriate taxing authority related to these sales are excluded from revenue.
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
We typically use one of the following types of client contracts:
Fee-Based Contracts Revenue from fee-based contracts is based on our costs incurred and invoiced to the client along with the agreed management fee, which may be calculated as a fixed dollar amount or a percentage of sales or other variable measure. Some fee-based contracts entitle us to receive incentive fees based upon our performance under the contract, as measured by factors such as sales, operating costs and client satisfaction surveys. This potential incentive revenue is allocated entirely to the management services performance obligation. We recognize revenue from our management fee and payroll cost reimbursement over time as the services are performed. We recognize revenue from our food and 3rd party purchases reimbursement at the point in time when the vendor delivers the goods or performs the services.
Profit and Loss Contracts Revenue from profit and loss contracts consist primarily of sales made to consumers, typically with little or no subsidy charged to clients. Revenue is recognized at the point of sale to the consumer. Sales taxes that we collect and remit to the appropriate taxing authority related to these sales are excluded from revenue.
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
Franchise revenues
Franchise revenues consist primarily of royalties, marketing and advertising fund (“MAF”) contributions, initial and renewal franchise fees, and upfront fees from area development agreements related to our Fuddruckers restaurant brand. Our performance obligations under franchise agreements consist of: (1) a franchise license, including a license to use our brand and MAF management, (2) pre-opening services, such as training and inspections and (3) ongoing services, such as development of training materials and menu items as well as restaurant monitoring and inspections. These performance obligations are highly interrelated, so we do not consider them to be individually distinct. We account for them as a single performance obligation, which is satisfied over time by providing a right to use our intellectual property over the term of each franchise agreement.
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
Contract Liabilities
Contract liabilities consist of (1) deferred revenue resulting from initial and renewal franchise fees and upfront area development fees paid by franchisees, which are generally recognized on a straight-line basis over the term of the underlying agreement, (2) liability for unused gift cards and (3) unamortized discount on gift cards sold to 3rd party retailers. These contract liabilities are included in accrued expenses and other liabilities in our consolidated balance sheets. The following table reflects the change in contract liabilities:

	Gift Cards, net of discounts	Franchise Fees
	(In thousands)
Balance at August 28, 2019	$2,882	$1,287
Revenue recognized that was included in the contract liability balance at the beginning of the year	(657)	(12)
Increase, net of amounts recognized as revenue during the period	1,593	—
Balance at December 18, 2019	$3,818	$1,275
The following table illustrates the estimated revenues expected to be recognized in the future related to our deferred franchise fees that are unsatisfied (or partially unsatisfied) as of December 18, 2019:

Franchise Fees
(In thousands)
Remainder of fiscal 2020	$38
Fiscal 2021	37
Fiscal 2022	38
Fiscal 2023	37
Fiscal 2024	38
Thereafter	332
Total operating franchise restaurants	520
Franchise restaurants not yet opened(1)	755
Total	$1,275
(1) Amortization of the deferred franchise fees will begin when the restaurant commences operations and revenue will be recognized straight-line over the franchise term (which is typically 20 years). If the franchise agreement is terminated, the deferred franchise fee will be recognized in full in the period of termination.
Disaggregation of Total Revenues
For the quarter ended December 18, 2019, total sales of $95.1 million was comprised of revenue from performance obligations satisfied over time of $6.9 million and revenue from performance obligations satisfied at a point in time of $88.3 million. For the quarter ended December 19, 2018, total sales of $102.9 million was comprised of revenue from performance obligations satisfied over time of $7.1 million and revenue from performance obligations satisfied at a point in time of $95.8 million. See Note 5. Reportable Segments for disaggregation of revenue by reportable segment.
Note 4. Leases

Lessee
We determine if a contract contains a lease at the inception date of the contract. Our material operating leases consist of restaurant locations and administrative facilities ("Property Leases"). U.S. GAAP requires that our leases be evaluated and classified as operating or finance leases for financial reporting purposes. The classification evaluation begins at the date on which the leased asset is available for our use (the “Commencement Date”) and the lease term used in the evaluation includes the non-cancellable period for which we have the right to use the underlying asset, together with renewal option periods when the exercise of the renewal option is reasonably certain and failure to exercise such option would result in an economic penalty (the "Reasonably Certain Lease Term"). Our lease agreements generally contain a primary term of five to 30 years with one or more options to renew or extend the lease generally from one to five years each. In addition to leases for our restaurant locations and administrative facilities, we also lease vehicles and administrative equipment under operating leases. As of December 18, 2019, we did not have any finance leases.
At the inception of a new lease, we recognize an operating lease liability and a corresponding right of use asset, which are calculated as the the present value of the total fixed lease payments over the reasonably certain lease term using discount rates as of the effective date.
Property lease agreements may include rent holidays, rent escalation clauses and contingent rent provisions based on a percentage of sales in excess of specified levels. Contingent rental expenses (“variable lease cost”) are recognized prior to the achievement of a specified target, provided that the achievement of the target is considered probable. Most of our lease agreements include renewal periods at our option. We include the rent holiday periods and scheduled rent increases in our calculation of straight-line rent expense.
Lease cost for operating leases is recognized on a straight-line basis and includes the amortization of the right-of-use asset and interest expense related to the operating lease liability. We use the reasonably certain lease term in our calculation of straight-line rent expense. We expense rent from commencement date through restaurant open date as opening expense. Once a restaurant opens for business, we record straight-line rent expense plus any additional variable contingent rent expense (such as common area maintenance, insurance and property tax costs) to the extent it is due under the lease agreement as occupancy expense for our restaurants and selling, general and administrative expense for our corporate office and support facilities. The interest expense related to the lease liability for abandoned leases is recorded to provision for asset impairments and store closings. Rental expense for lease properties that are subsequently subleased to franchisees or other third parties is recorded as other income.
We make judgments regarding the reasonably certain lease term for each property lease, which can impact the classification and accounting for a lease as a finance lease or an operating lease, the rent holiday and/or escalations in payments that are taken into consideration when calculating straight-line rent, and the term over which leasehold improvements for each restaurant are amortized. These judgments may produce materially different amounts of depreciation, amortization and rent expense than would be reported if different assumed lease terms were used.
The discount rate used to determine the present value of the lease payments is the Company’s estimated collateralized incremental borrowing rate, based on the yield curve for the respective lease terms, as the Company generally cannot determine the interest rate implicit in the lease.
Lessor
We occasionally lease or sublease certain restaurant properties to our franchisees or to third parties. The lease descriptions, terms, variable lease payments and renewal options are generally similar to our lessee leases described above. Similar to our lessee accounting, we elected the lessor practical expedient that allows us to not separate non-lease components from lease components in regard to all property leases where we are the lessor. As of December 18, 2019, we did not have any sales-type or direct financing leases.
Supplemental balance sheet information related to our leases was as follows:

Operating Leases	Classification	December 18, 2019
		(in thousands)
Right-of-use assets	Operating lease right-of-use assets	$24,781

Current lease liabilities	Operating lease liabilities-current	$5,921
Non-current lease liabilities	Operating lease liabilities-noncurrent	24,235
Total lease liabilities		$30,156
Weighted-average lease terms and discount rates were as follows:

Weighted-average remaining lease term	6.09 years

Weighted-average discount rate	9.18%
Components of lease expense were as follows:

16 Weeks Ended
December 18, 2019
(in thousands)
Operating lease expense	$2,597
Variable lease expense	296
Short-term lease expense	63
Sublease expense	221
Total lease expense	$3,177
Operating lease income is included in other income on our consolidated statements of operations, For the quarter ended December 18, 2019, our operating lease income was comprised of:

16 Weeks Ended
December 18, 2019
(in thousands)
Operating lease income	$290
Sublease income	172
Variable lease income	74
Total lease income	$536
Supplemental disclosures of cash flow information related to leases were as follows:

16 Weeks Ended
December 18, 2019
(in thousands)
Cash paid for amounts included in the measurement of lease liabilities	$2,850

Right-of-use assets obtained in exchange for lease liabilities	$—
Operating lease obligations maturities in accordance with Topic 842 as of December 18, 2019 were as follows:

(in thousands)
Remainder of FY 2020	$8,421
FY 2021	7,287
FY 2022	5,352
FY 2023	4,670
FY 2024	5,023
Thereafter	9,498
Total lease payments	40,251
Less: imputed interest	(10,095)
Present value of operating lease obligations	$30,156
The operating lease obligation and rent expense tables above include amounts related to two leases with related parties, which are further described at Note 12. Related Parties.
Annual future minimum lease payments under noncancelable operating leases with terms in excess of one year as of August 28, 2019 in accordance with the previous lease accounting standard (ASC 840) are as follows:

Fiscal Year Ending:	(In thousands)
August 26, 2020	$8,841
August 25, 2021	7,155
August 31, 2022	5,643
August 30, 2023	4,410
August 28, 2024	3,768
Thereafter	10,312
Total minimum lease payments	$40,129

Note 5. Reportable Segments

As more fully discussed at Note 1. Nature of Operations and Significant Accounting Policies, in the fourth quarter of fiscal 2019, the Company reevaluated its reportable segments and has disaggregated its Company-owned restaurants into three reportable segments; Luby’s cafeterias, Fuddruckers restaurants and Cheeseburger in Paradise restaurants. We began reporting on the new structure in the fourth quarter of fiscal 2019. The segment data for the comparable periods presented has been recast to conform to the current period presentation. We have five reportable segments: Luby’s cafeterias, Fuddruckers restaurants, Cheeseburger in Paradise restaurants, Fuddruckers franchise operations, and Culinary contract services.

Company-owned restaurants

Company-owned restaurants consists of Luby’s cafeterias, Fuddruckers restaurants and Cheeseburger in Paradise restaurant reportable segments. We consider each restaurant to be an operating segment because operating results and cash flow can be determined for each restaurant. We aggregate our operating segments into reportable segments by restaurant brand because the nature of the products and services, the production processes, the customers, the methods used to distribute the products and services, the long-term store level profit margins, and the nature of the regulatory environment are similar. The chief operating decision maker analyzes store level profit which is defined as restaurant sales and vending revenue, less cost of food, payroll and related costs, other operating expenses and occupancy costs. All Company-owned Luby’s cafeterias, Fuddruckers and Cheeseburger in Paradise restaurants are casual dining restaurants.

The Luby’s cafeterias segment includes the results of our company-owned Luby’s Cafeterias restaurants. The total number of Luby’s cafeterias at December 18, 2019 and August 28, 2019 were 78 and 79, respectively.

The Fuddruckers restaurant segment includes the results of our company-owned Fuddruckers restaurants. The total number of Fuddruckers restaurants at December 18, 2019 and August 28, 2019 were 40 and 44, respectively.

The Cheeseburger in Paradise restaurant segment includes the results of our Cheeseburger in Paradise restaurants. The total number of Cheeseburger in Paradise restaurants at both December 18, 2019 and August 28, 2019 was one.

Culinary Contract Services ("CCS")

CCS, branded as Luby’s Culinary Services, consists of a business line servicing healthcare, sport stadiums, corporate dining clients, and sales through retail grocery stores. The healthcare accounts are full service and typically include in-room delivery, catering, vending, coffee service, and retail dining. CCS had contracts with long-term acute care hospitals, acute care medical centers, ambulatory surgical centers, retail grocery stores, behavioral hospitals, a senior living facility, sports stadiums, government, and business and industry clients. CCS has the unique ability to deliver quality services that include facility design and procurement as well as nutrition and branded food services to our clients. The cost of culinary contract services on our consolidated statements of operations includes all food, payroll and related costs, other operating expenses, and other direct general and administrative expenses related to CCS sales. The total number of CCS contracts at December 18, 2019 and August 28, 2019 were 33 and 31, respectively.

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

The number of franchised restaurants at December 18, 2019 and August 28, 2019 were 97 and 102, respectively.

Segment Table

The tables below show segment financial information. The table also lists total assets for each reportable segment. Corporate assets include cash and cash equivalents, restricted cash, property and equipment, assets related to discontinued operations, property held for sale, deferred tax assets, and prepaid expenses.

	Quarter Ended
	December 18, 2019	December 19, 2018
	(In thousands)
Sales:
Luby's cafeterias	$67,144	$68,614
Fuddruckers restaurants(1)	15,679	21,633
Cheeseburger in Paradise restaurants	845	959
Culinary contract services	9,774	9,488
Fuddruckers franchise operations	1,707	2,224
Total	$95,149	$102,918
Segment level profit:
Luby's cafeterias	$7,909	$8,993
Fuddruckers restaurants	(33)	457
Cheeseburger in Paradise restaurants	(67)	(225)
Culinary contract services	826	681
Fuddruckers franchise operations	1,141	1,951
Total	$9,776	$11,857
Depreciation and amortization:
Luby's cafeterias	$2,451	$3,002
Fuddruckers restaurants	550	1,332
Cheeseburger in Paradise restaurants	28	55
Culinary contract services	10	22
Fuddruckers franchise operations	236	236
Corporate	487	256
Total	$3,762	$4,903
Capital expenditures:
Luby's cafeterias	$586	$956
Fuddruckers restaurants	55	109
Cheeseburger in Paradise restaurants	1	—
Culinary contract services	—	54
Fuddruckers franchise operations	7	—
Corporate	44	—
Total	693	$1,119

(1)	Includes vending revenue of $110 thousand and $99 thousand for the quarters ended December 18, 2019 and December 19, 2018, respectively.

	Quarter Ended
	December 18, 2019	December 19, 2018
	(In thousands)
Loss before income taxes and discontinued operations:
Segment level profit	$9,776	$11,857
Opening costs	(12)	(33)
Depreciation and amortization	(3,762)	(4,903)
Selling, general and administrative expenses	(10,158)	(10,010)
Other charges	(1,238)	(1,214)
Provision for asset impairments and restaurant closings	(1,110)	(1,227)
Net loss on disposition of property and equipment	(30)	(149)
Interest income	23	—
Interest expense	(1,962)	(1,713)
Other income, net	240	30
Total	$(8,233)	$(7,362)

	December 18, 2019	August 28, 2019
	(In thousands)
Total assets:
Luby's cafeterias	$121,680	$107,287
Fuddruckers restaurants (1)	39,010	25,725
Cheeseburger in Paradise restaurants (2)	1,057	829
Culinary contract services	7,670	6,703
Fuddrucker franchise operations (3)	9,860	10,034
Corporate	28,629	$35,422
Total	$207,906	$186,000

(1) Includes Fuddruckers trade name intangible of 7.3 million and 7.5 million at December 18, 2019 and August 28, 2019, respectively.
(2) Includes Cheeseburger in Paradise liquor licenses, and Jimmy Buffett intangibles of $45 thousand and $46 thousand at December 18, 2019 and August 28, 2019, respectively.
(3) Fuddruckers franchise operations segment includes royalty intangibles of $9.0 million and $9.2 million at December 18, 2019 and August 28, 2019 respectively.

Note 6. Other Charges

Other charges includes those expenses that we consider related to our restructuring efforts or are not part of our ongoing operations.

	Quarter Ended December 18, 2019	Quarter Ended December 19, 2018
	(In thousands)
Proxy communication related	$—	742
Employee severances	619	472
Restructuring related	619	—
Total Other charges	$1,238	$1,214

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

The fair values of the Company's cash and cash equivalents, restricted cash and cash equivalents, trade receivables and other receivables, net, and accounts payable approximate their carrying value due to their short duration. The carrying value of the Company's total credit facility debt, net of unamortized discounts and debt issue costs, at December 18, 2019 and August 28, 2019 was approximately $49.0 million and $45.4 million, respectively, which approximates fair value because the applicable interest rate is adjusted frequently based on short-term market rates (Level 2).

There were no recurring fair value measurements related to assets at December 18, 2019 or December 19, 2018 . We terminated our interest rate swap in the first quarter of fiscal 2019 and received cash proceeds of approximately $0.3 million which is recorded in other income.

There were no recurring fair value measurements related to liabilities at December 18, 2019. The fair value of the Company's 2017 Performance Based Incentive Plan liabilities was zero at December 19, 2018.

Non-recurring fair value measurements related to impaired property held for sale and property and equipment consisted of the following:

		Fair Value Measurement Using
	December 18, 2019	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Impairments(3)
Nonrecurring Fair Value Measurements		(In thousands)
Continuing Operations
Property held for sale(1)	$4,661	$—	$—	$4,661	$(19)
Operating lease right-of-use assets (2)	—	—	—	—	(488)
Total Nonrecurring Fair Value Measurements	$4,661	$—	$—	$4,661	$(507)
(1) In accordance with Subtopic 360-10, long-lived assets held for sale with a carrying value of approximately $4.7 million were written down to their fair value, less cost to sell, of approximately $4.7 million, resulting in an impairment charge of approximately $19 thousand.
(2) In accordance with Subtopic 360-10, operating lease right-to-use assets with a carrying value of approximately $0.5 million were written down to their fair value of zero, resulting in an impairment charge of approximately $0.5 million.
(3) Total impairments for continuing operations are included in provision for asset impairments and restaurant closings in our consolidated statement of operations for the quarter ended December 18, 2019.

		Fair Value Measurement Using
	December 19, 2018	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Impairments(3)
Nonrecurring Fair Value Measurements		(In thousands)
Continuing Operations
Property held for sale(1)	$8,374	$—	$—	$8,374	$(76)
Property and equipment related to company-owned restaurants (2)	—	—	—	—	(1,145)
Total Nonrecurring Fair Value Measurements	$8,374	$—	$—	$8,374	$(1,221)
(1) In accordance with Subtopic 360-10, long-lived assets held for sale with a carrying value of approximately $8.4 million were written down to their fair value, less costs to sell, of approximately $8.4 million, resulting in an impairment charge of approximately $76 thousand.
(2) In accordance with Subtopic 360-10, long-lived assets held and used with a carrying amount of approximately $1.1 million were written down to their fair value of approximately zero, resulting in an impairment charge of approximately $1.1 million.
(3) Total impairments are included in provision for asset impairments and restaurant closings in our unaudited consolidated statement of operations for the quarter ended December 19, 2018.

Note 8. Income Taxes

No cash payments of estimated federal income taxes were made during the quarters ended December 18, 2019 and December 19, 2018, respectively. Deferred tax assets and liabilities are recorded based on differences between the financial reporting basis and the tax basis of assets and liabilities using currently enacted rates and laws that will be in effect when the differences are expected to reverse.

Deferred tax assets are recognized to the extent future taxable income is expected to be sufficient to utilize those assets prior to their expiration. If current available evidence and information raises doubt regarding the realization of the deferred tax assets, on a more likely than not basis, a valuation allowance is necessary. In evaluating our ability to realize the Company's deferred tax assets, the Company considered available positive and negative evidence, scheduled reversals of deferred tax liabilities, tax-planning strategies, and results of recent operations. As of December 18, 2019, management continues to maintain a full valuation allowance against net deferred tax assets.

The effective tax rate ("ETR") for continuing operations was a negative 1.1% for the quarter ended December 18, 2019 and a negative 1.6% for the quarter ended December 19, 2018. The ETR for the quarter ended December 18, 2019 differs from the federal statutory rate of 21% due to management's full valuation allowance conclusion, anticipated federal jobs credits, state income taxes, and other discrete items.

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

Note 9. Property and Equipment, Intangible Assets and Goodwill

The costs, net of impairment, and accumulated depreciation of property and equipment at December 18, 2019 and August 28, 2019, together with the related estimated useful lives used in computing depreciation and amortization, were as follows:

	December 18, 2019	August 28, 2019	Estimated Useful Lives (years)
	(In thousands)
Land	$45,845	$45,845		—
Restaurant equipment and furnishings	67,562	67,015	3	to	15
Buildings	127,007	126,957	20	to	33
Leasehold and leasehold improvements	22,121	22,098	Lesser of lease term or estimated useful life
Office furniture and equipment	3,302	3,364	3	to	10
	265,837	265,279
Less accumulated depreciation and amortization	(146,635)	(143,536)
Property and equipment, net	$119,202	$121,743
Intangible assets, net	$16,349	$16,781	15	to	21

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

The aggregate amortization expense related to intangible assets subject to amortization was approximately $0.4 million and $0.4 million for the quarters ended December 18, 2019 and December 19, 2018, respectively. The aggregate amortization expense related to intangible assets subject to amortization is expected to be approximately $1.4 million in each of the next five successive fiscal years.

The following table presents intangible assets as of December 18, 2019 and August 28, 2019:

	December 18, 2019			August 29, 2018
	(In thousands)			(In thousands)
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible Assets Subject to Amortization:

Fuddruckers trade name and franchise agreements	$29,486	$(13,183)	$16,303	$29,486	$(12,752)	$16,734

Cheeseburger in Paradise trade name and license agreements	146	(100)	46	146	(99)	47

Intangible assets, net	$29,632	$(13,283)	$16,349	$29,632	$(12,851)	$16,781

Goodwill, net of accumulated impairments of approximately $1.9 million, was approximately $514 thousand as of December 18, 2019 and August 28, 2019, respectively. Goodwill has been allocated and impairment is assessed at the reporting level, which is the individual restaurants within our Fuddruckers and Cheeseburger in Paradise reporting segments that were acquired in fiscal 2010 and fiscal 2013, respectively. The net Goodwill balance at December 18, 2019 is comprised of amounts assigned to one Cheeseburger in Paradise restaurant that is still operated by us, and the goodwill from the Fuddruckers acquisition in 2010. The Company performs a goodwill impairment test annually as of the end of the second fiscal quarter of each year and more frequently when negative conditions or a triggering event arises. Management prepares valuations for each of its restaurants using a discounted cash flow analysis (Level 3 inputs) to determine the fair value of each reporting unit for comparison with the reporting unit's carrying value in determining if there has been an impairment of goodwill at the reporting level.

The Company recorded no goodwill impairment charges during the quarters ended December 18, 2019 and December 19, 2018.

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

We recognized the following impairment charges to income from operations:

	Quarter Ended
	December 18, 2019	December 19, 2018
	(16 weeks)	(16 weeks)
	(In thousands, except per share data)
Provision for asset impairments and restaurant closings	$1,110	$1,227
Net loss on disposition of property and equipment	30	149
	$1,140	$1,376
Effect on EPS:
Basic	$(0.04)	$(0.05)
Assuming dilution	$(0.04)	$(0.05)

The $1.1 million provision for asset impairments and restaurant closings for the quarter ended December 18, 2019 was due primarily to the impairment of the right-of-use asset for two of our leased locations where we ceased operations during the period and certain surplus equipment written down to fair value.

The $1.2 million provision for asset impaiments and restaurant closings for the quarter ended December 19, 2018 was primarily related to assets at 6 property locations and 6 properties held for sale written down to their fair values.

Discontinued Operations

As a result of the first quarter fiscal 2010 adoption of our Cash Flow Improvement and Capital Redeployment Plan, we reclassified 24 Luby’s Cafeterias to discontinued operations. As of December 18, 2019, one location remains held for sale.

The following table sets forth the assets and liabilities for all discontinued operations:

	December 18, 2019	August 28, 2019
	(In thousands)
Property and equipment	$1,813	$1,813
Assets related to discontinued operations—non-current	$1,813	$1,813
Accrued expenses and other liabilities	$25	$14
Liabilities related to discontinued operations—current	$25	$14

As of December 18, 2019, we had one property classified as discontinued operations. The asset carrying value of the owned property was approximately $1.8 million and is included in assets related to discontinued operations. We are actively marketing this property for sale. The asset carrying value at one other property with a ground lease, included in discontinued operations, was previously impaired to zero.

The following table sets forth the sales and pretax losses reported from discontinued operations:

	Quarter Ended
	December 18, 2019	December 19, 2018
	(16 weeks)	(16 weeks)
	(In thousands)
Sales	$—	$—

Pretax loss	$(11)	$(6)
Income tax expense from discontinued operations	—	—
Loss from discontinued operations, net of income taxes	$(11)	$(6)

The following table summarizes discontinued operations for the first quarters of fiscal 2020 and 2019:

	Quarter Ended
	December 18, 2019	December 19, 2018
	(16 weeks)	(16 weeks)
	(In thousands, except per share data)
Discontinued operating loss	$(11)	$(6)
Impairments	—	—
Pretax loss	(11)	(6)
Income tax expense from discontinued operations	—	—
Loss from discontinued operations, net of income taxes	$(11)	$(6)
Effect on EPS from discontinued operations—basic	$(0.00)	$(0.00)

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

Property held for sale includes unimproved land, closed restaurant properties, properties with operating restaurants that our Board of Directors has approved for sale, and related equipment for locations not classified as discontinued operations. The specific assets are valued at the lower of net depreciated value or net realizable value.

At December 18, 2019, and August 28, 2019 we had 14 owned properties with a carrying value of approximately $16.5 million in property held for sale. During the quarter ended December 18, 2019, no properties were sold that were previously classified as held for sale. The pretax profit (loss) for the disposal group of locations operating for the quarters ended December 18, 2019 and December 19, 2018 was a pretax loss of approximately $(0.1) million in each quarter.

We are actively marketing the locations currently classified as property held for sale.

Abandoned Leased Facilities - Liability for Store Closings

As of December 18, 2019, we classified 7 leased restaurants located in Arizona, Florida, Illinois, Maryland, Texas and Virginia as abandoned. Although we remain obligated under the terms of the leases for the rent and other costs that may be associated with the leases, we decided to cease operations and we have no foreseeable plans to occupy the spaces as a company restaurant in the future. In connection with the adoption of ASC 842 (see Note 1.), we reclassified the rent portion of the liability for store closings in the amount of $1.0 million to operating lease liabilities-current. During the quarter ended December 18, 2019, two of the leases we considered abandoned as of August 28, 2019 expired and the operating lease liability-current of $0.3 million for these two locations was reclassified to the liability for store closings. The liability at August 28, 2019 is equal to our estimate of direct costs for the remaining period of time the properties will be unoccupied as well as unpaid rent and direct costs for the two expired leases discussed above. Accrued lease termination expense liability was approximately $0.8 million and $1.4 million as of December 18, 2019 and August 28, 2019, respectively.

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

Cheeseburger in Paradise Royalty Commitment

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

Note 12. Related Parties

Affiliate Services

Christopher J. Pappas, the Company’s Chief Executive Officer, and Harris J. Pappas, former director, own two restaurant entities (the “Pappas entities”) that from time to time may provide services to the Company and its subsidiaries, as detailed in the Amended and Restated Master Sales Agreement dated August 2, 2017 among the Company and the Pappas entities. Collectively, Messrs. Pappas and the Pappas entities own greater than 5 percent of the Company's common stock.

Under the terms of the Amended and Restated Master Sales Agreement, the Pappas entities may provide specialized (customized) equipment fabrication and basic equipment maintenance, including stainless steel stoves, shelving, rolling carts, and chef tables. The Company incurred zero and $13 thousand under the Amended and Restated Master Sales Agreement for custom-fabricated and refurbished equipment in the quarters ended December 18, 2019 and December 19, 2018, respectively. Services provided under this agreement are subject to review and approval by the Finance and Audit Committee of our Board of Directors.

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

In the third quarter of fiscal 2014, on March 12, 2014, the Company executed a new lease agreement with Pappas Restaurants, Inc. for one of our Fuddruckers locations in Houston, Texas. The lease provides for a primary term of approximately six years with two subsequent five-year options. Pursuant to the lease agreement, the Company paid $28.53 per square foot plus maintenance, taxes, and insurance from March 12, 2014 until May 31, 2020. Currently, the lease agreement provides for increases in rent at set intervals. The new lease agreement was approved by the Finance and Audit Committee of our Board of Directors.

For the quarters ended December 18, 2019 and December 19, 2018, affiliated rents incurred as a percentage of relative total Company cost was 0.50% and 0.66%, respectively. Rent payments under the two lease agreements described above were $154 thousand and $209 thousand, respectively.

Key Management Personnel

The Company entered into a new employment agreement with Christopher Pappas on December 11, 2017. Under the employment agreement, the initial term of Mr. Pappas' employment ended on August 28, 2019 and automatically renews for additional one year periods, unless terminated in accordance with its terms. Mr. Pappas continues to devote his primary time and business efforts to the Company while maintaining his role at Pappas Restaurants, Inc. The employment agreement was unanimously approved by the Executive Compensation Committee (the “Committee”) of our Board of Directors as well as by the full Board. Effective August 1, 2018, the Company and Christopher J. Pappas agreed to reduce his fixed annual base salary to one dollar.

Paulette Gerukos, Vice President of Human Resources of the Company, is the sister-in-law of Harris J. Pappas.

Note 13. Debt

The following table summarizes credit facility debt, less current portion at December 18, 2019 and August 29, 2018:

	December 18, 2019	August 28, 2019
Long-Term Debt
2018 Credit Agreement - Revolver	$8,600	$5,300
2018 Credit Agreement - Term Loan	43,399	43,399
Total credit facility debt	51,999	48,699
Less:
Unamortized debt issue costs	(1,696)	(1,887)
Unamortized debt discount	(1,275)	(1,373)
Total credit facility debt, less unamortized debt issuance costs	49,028	45,439
Current portion of credit facility debt	3,399	—
Credit facility debt, less current portion	$45,629	$45,439

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
On July 31, 2019, the Company entered into the First Amendment to the 2018 Credit Agreement (the “First Amendment”) to extend the 2018 Delayed Draw Term Loan expiration date for up to one year to the earlier to occur of (a) the date on which the commitments under the 2018 Delayed Draw Term Loan have been terminated or reduced to zero in accordance with the terms of the 2018 Credit Agreement and (b) September 13, 2020. On December 18, 2019, the Company entered into the Second Amendment to the 2018 Credit Agreement which did not change any terms of the agreement permanently. The amendment only decreased the amount of mandatory prepayment related to the sale of two properties in the second quarter.
Borrowings under the 2018 Revolver, 2018 Delayed Draw Term Loan, and 2018 Term Loan will bear interest at the London InterBank Offered Rate ("LIBOR") plus 7.75% per annum. Interest is payable quarterly and accrues daily. Under the terms of the 2018 Credit Agreement, the maximum amount of interest payable, based on the aggregate principal amount of $80.0 million and interest rates in effect at December 13, 2018, in the next 12 months was required to be pre-funded at the closing date of the 2018 Credit Agreement. The pre-funded amount at December 18, 2019 of approximately $6.3 million is recorded in Restricted cash and cash equivalents on the Company's consolidated balance sheet. LIBOR is set to terminate in December, 2021. We expect to agree to a replacement rate with MSD prior to the LIBOR termination.
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
The 2018 Credit Facility contains customary covenants and restrictions on the Company’s ability to engage in certain activities, including financial performance covenants, asset sales and acquisitions, and contains customary events of default. Specifically, among other things, the Company is required to maintain minimum Liquidity (as defined in the 2018 Credit Agreement) of $3.0 million as of the last day of each fiscal quarter and a minimum Asset Coverage Ratio (as defined in the 2018 Credit Agreement) of 2.50 to 1.00. As of December 18, 2019, the Company was in full compliance with all covenants with respect to the 2018 Credit Facility.
All amounts owing by the Company under the 2018 Credit Facility are guaranteed by the subsidiaries of the Company.
As of December 18, 2019 we had approximately $1.7 million committed under letters of credit, which are used as security for the payment of insurance obligations and are fully cash collateralized, and approximately $0.1 million in other indebtedness.
As of February 3, 2020, the Company was in compliance with all covenants under the terms of the 2018 Credit Agreement.
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

Of the aggregate 2.10 million shares approved for issuance under the Nonemployee Director Stock Plan, as amended, 1.68 million options, restricted stock units and restricted stock awards have been granted to date, and 0.14 million options were canceled or expired and added back into the plan since the plan’s inception. As of December 18, 2019, approximately 0.56 million shares remain available for future issuance. Compensation costs for share-based payment arrangements under the Nonemployee Director Stock Plan, recognized in selling, general and administrative expenses, for the quarters ended December 18, 2019 and December 19, 2018 was approximately $153 thousand and $122 thousand, respectively.

Of the aggregate 4.10 million shares approved for issuance under the Employee Stock Plan, as amended, 7.29 million options and restricted stock units have been granted to date, and 4.55 million options and restricted stock units were canceled or expired and added back into the plan since the plan’s inception in 2005. As of December 18, 2019, approximately 1.36 million shares remain available for future issuance. Compensation costs for share-based payment arrangements under the Employee Stock Plan, recognized in selling, general and administrative expenses, for the quarters ended December 18, 2019 and December 19, 2018 was approximately $212 thousand and $303 thousand, respectively.

Stock Options

Stock options granted under either the Employee Stock Plan or the Nonemployee Director Stock Plan have exercise prices equal to the market price of the Company’s common stock at the date of the grant.

Option awards under the Nonemployee Director Stock Plan generally vest 100% on the first anniversary of the grant date and expire ten years from the grant date. No options were granted under the Nonemployee Director Stock Plan in the quarter ended December 18, 2019. No options to purchase shares were outstanding under this plan as of December 18, 2019.

Options granted under the Employee Stock Plan generally vest 50% on the first anniversary date of the grant date, 25% on the second anniversary of the grant date and 25% on the third anniversary of the grant date, with all options expiring ten years from the grant date. No options were granted in the quarter ended December 18, 2019. Options to purchase 1,174,247 shares at option prices of $2.82 to $5.95 per share remain outstanding as of December 18, 2019.

A summary of the Company’s stock option activity for the quarter ended December 18, 2019 is presented in the following table:

	Shares Under Fixed Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
		(Per share)	(In years)	(In thousands)
Outstanding at August 28, 2019	1,387,412	$4.06	5.7	$—
Cancelled / Forfeited	(53,165)	$4.54	—	—
Expired	(160,000)	$3.44	—	—
Outstanding at December 18, 2019	1,174,247	$4.12	6.1	$—
Exercisable at December 18, 2019	1,108,153	$4.20	6.0	$—

The intrinsic value for stock options is defined as the difference between the current market value, or closing price on December 18, 2019, and the grant price on the measurement dates in the table above.

At December 18, 2019, there was approximately $59 thousand of total unrecognized compensation cost related to unvested options that are expected to be recognized over a weighted-average period of 1.0 years.

Restricted Stock Units

Grants of restricted stock units consist of the Company’s common stock and generally vest after three years. All restricted stock units are cliff-vested. Restricted stock units are valued at the closing market price of the Company’s common stock at the date of grant.

A summary of the Company’s restricted stock unit activity during the quarter ended December 18, 2019 is presented in the following table:

	Restricted Stock Units	Weighted Average Fair Value	Weighted- Average Remaining Contractual Term
		(Per share)	(In years)
Unvested at August 28, 2019	274,009	$3.40	1.2
Granted	5,236	$1.92	—
Vested	(115,270)	$4.26	—
Unvested at December 18, 2019	163,975	$2.80	1.1

At December 18, 2019, there was approximately $0.1 million of total unrecognized compensation cost related to unvested restricted stock units that is expected to be recognized over a weighted-average period of 1.1 years.

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
Non-cash compensation expense related to the Company's TSR Performance Based Incentive Plans, recorded in selling, general and administrative expenses, was approximately $118 thousand and $120 thousand in the quarters ended December 18, 2019 and December 19, 2018, respectively.

A summary of the Company’s restricted stock Performance Based Incentive Plan activity during the quarter ended December 18, 2019 is presented in the following table:

	Units	Weighted Average Fair Value
		(Per share)
Unvested at August 28, 2019	266,443	$3.68
Unvested at December 18, 2019	266,443	$3.68

At December 18, 2019, there was approximately $0.3 million of total unrecognized compensation cost related to 2018 TSR Performance Based Incentive Plan that is expected to be recognized over a weighted-average period of 0.7 years.

Restricted Stock Awards

Under the Nonemployee Director Stock Plan, directors may be granted restricted stock in lieu of cash payments, for all or a portion of their compensation as directors. Directors may receive a 20% premium of additional restricted stock by opting to receive stock over a minimum required amount of stock, in lieu of cash. The number of shares granted is valued at the average of the high and low price of the Company’s stock at the date of the grant. Restricted stock awards vest when granted because they are granted in lieu of a cash payment. However, directors are restricted from selling their shares until after the third anniversary of the date of the grant.

Note 15. Earnings Per Share

Basic net income per share is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding for the reporting period. Diluted net income per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. For the calculation of diluted net income per share, the basic weighted average number of shares is increased by the dilutive effect of stock options determined using the treasury stock method. Stock options excluded from the computation of net income per share for the quarters ended ended December 18, 2019 and December 19, 2018 include 1,174,247 shares and 1,494,129 shares, respectively with exercise prices exceeding market prices whose inclusion would also be anti-dilutive.

The components of basic and diluted net loss per share are as follows:

	Quarter Ended
	December 18, 2019	December 19, 2018
	(16 weeks)	(16 weeks)
	(In thousands, except per share data)
Numerator:
Loss from continuing operations	$(8,327)	$(7,483)
Loss from discontinued operations, net of income taxes	(11)	(6)
NET LOSS	$(8,338)	$(7,489)
Denominator:
Denominator for basic earnings per share—weighted-average shares	30,054	30,059
Effect of potentially dilutive securities:
Employee and non-employee stock options	—	—
Denominator for earnings per share assuming dilution	30,054	30,059

Loss per share from continuing operations:
Basic	$(0.28)	$(0.25)
Assuming dilution	$(0.28)	$(0.25)
Loss per share from discontinued operations:
Basic	$(0.00)	$(0.00)
Assuming dilution	$(0.00)	$(0.00)
Net loss per share:
Basic	$(0.28)	$(0.25)
Assuming dilution	$(0.28)	$(0.25)

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s discussion and analysis of financial condition and results of operations should be read in conjunction with the unaudited Consolidated Financial Statements and footnotes for the quarter ended December 18, 2019 included in Item 1 of Part I of this Quarterly Report on Form 10 (this “Form 10-Q”), and the audited Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended August 28, 2019.

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

Percentages in the table on the following page may not total due to rounding.

	Quarter Ended
	December 18, 2019	December 19, 2018
	(16 weeks)	(16 weeks)
Restaurant sales	87.8%	88.5%
Culinary contract services	10.3%	9.2%
Franchise revenue	1.8%	2.2%
Vending revenue	0.1%	0.1%
TOTAL SALES	100.0%	100.0%

STORE COSTS AND EXPENSES:
(As a percentage of restaurant sales)

Cost of food	28.7%	27.5%
Payroll and related costs	38.5%	37.9%
Other operating expenses	17.7%	18.1%
Occupancy costs	6.0%	6.4%
Vending revenue	(0.1)%	(0.1)%
Store level profit	9.3%	10.1%

COMPANY COSTS AND EXPENSES:
(As a percentage of total sales)

Opening costs	0.0%	0.0%
Depreciation and amortization	4.0%	4.8%
Selling, general and administrative expenses	10.7%	9.7%
Other Charges	1.3%	1.2%
Provision for asset impairments and restaurant closings	1.2%	1.2%
Net loss on disposition of property and equipment	0.0%	0.1%

Culinary Contract Services Costs
(As a percentage of Culinary Contract Services sales)

Cost of culinary contract services	91.5%	92.8%
Culinary segment profit	8.5%	7.2%

Franchise Operations Costs
(As a percentage of Franchise revenue)

Cost of franchise operations	33.1%	12.3%
Franchise segment profit	66.9%	87.7%

(As a percentage of total sales)
Total costs and expenses
LOSS FROM OPERATIONS	(6.9)%	(5.5)%
Interest income	0.0%	0.0%
Interest expense	(2.1)%	(1.7)%
Other income, net	0.3%	0.0%
Loss before income taxes and discontinued operations	(8.7)%	(7.2)%
Provision for income taxes	0.1%	0.1%
Loss from continuing operations	(8.8)%	(7.3)%
Loss from discontinued operations, net of income taxes	0.0%	0.0%
NET LOSS	(8.8)%	(7.3)%

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

	Quarter Ended
	December 18, 2019	December 19, 2018
	(16 weeks)	(16 weeks)
	(In thousands)
Store level profit	$7,808	$9,225

Plus:
Sales from culinary contract services	9,774	9,496
Sales from franchise operations	1,707	2,224

Less:
Opening costs	12	33
Cost of culinary contract services	8,948	8,815
Cost of franchise operations	565	273
Depreciation and amortization	3,762	4,903
Selling, general and administrative expenses	10,158	10,010
Other charges	1,238	1,214
Provision for asset impairments and restaurant closings	1,110	1,227
Net loss on disposition of property and equipment	30	149
Interest income	(23)	—
Interest expense	1,962	1,713
Other income, net	(240)	(30)
Provision for income taxes	94	121
Loss from continuing operations	$(8,327)	$(7,483)

The following table shows our restaurant unit count as of August 28, 2019 and December 18, 2019.

Restaurant Counts:

	August 28, 2019	FY20 Q1 Openings	FY20 Q1 Closings	December 18, 2019
Luby’s Cafeterias	79	—	(1)	78
Fuddruckers Restaurants	44	—	(4)	40
Cheeseburger in Paradise	1	—	—	1
Total	124	—	(5)	119

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

As of December 18, 2019, we owned and operated 119 restaurants, of which 78 are traditional cafeterias, 40 are gourmet hamburger restaurants, and one is a casual dining restaurant and bar. These establishments are located in close proximity to retail centers, business developments and residential areas mostly throughout the United States. Included in the 119 restaurants that we own and operate are 12 restaurants located at six property locations where we operate a side-by-side Luby’s Cafeteria and Fuddruckers on the same property. We refer to these locations as “Combo locations.”

As of December 18, 2019, we operated 33 Culinary Contract Services locations. We operated 22 of these locations in the Houston, Texas area, three in Dallas, Texas, three in the Texas Lower Rio Grande Valley, two in San Antonio, Texas, one in northwest Texas one in Kansas, and one in North Carolina. Luby’s Culinary Contract Services currently provides food service management to hospitals, corporate dining facilities, sports stadiums, and a senior care facility.

As of December 18, 2019, we had 37 franchise owners operating 97 Fuddruckers restaurants. Our largest 6 franchise owners own five to twelve restaurants each and 12 franchise owners each own two to four restaurants. The 19 remaining franchise owners each own one restaurant.

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

RESULTS OF OPERATIONS

Quarter Ended December 18, 2019 Compared to Quarter Ended December 19, 2018

Comparability between quarters is affected by the varying lengths of the quarters and quarters ending at different points in the calendar year when seasonal patterns for sales are different. Both the quarter ended December 18, 2019 and the quarter ended December 19, 2018 consisted of 16 weeks.

Sales

	Quarter Ended	Quarter Ended
($000s)	December 18, 2019	December 19, 2018	Increase/ (Decrease)
	(16 weeks)	(16 weeks)	(16 weeks vs 16 weeks)
Restaurant sales	$83,558	$91,099	$(7,541)	(8.3)%
Culinary contract services	9,774	9,496	278	2.9%
Franchise revenue	1,707	2,224	(517)	(23.2)%
Vending revenue	110	99	11	11.1%
TOTAL SALES	$95,149	$102,918	$(7,769)	(7.5)%

The Company has five reportable segments: Luby's cafeterias, Fuddruckers restaurants, Cheeseburger in Paradise, Fuddruckers franchise operations, and Culinary contract services.

Company-Owned Restaurants

Restaurant Sales

($000s)	Quarter Ended	Quarter Ended
Restaurant Brand	December 18,	December 19,	Increase/(Decrease)
	2019	2018	$ Amount	% Change
	(16 weeks)	(16 weeks)	(16 weeks vs 16 weeks)
Luby’s Cafeterias	$60,785	$62,643	$(1,858)	(3.0)%
Combo locations	6,359	5,964	395	6.6%
Luby's cafeteria segment	67,144	68,607	(1,463)	(2.1)%
Fuddruckers restaurants segment	15,569	21,533	(5,964)	(27.7)%
Cheeseburger in Paradise segment	845	959	(114)	(11.9)%
Total Restaurant Sales	$83,558	$91,099	$(7,541)	(8.3)%

Total restaurant sales decreased approximately $7.5 million in the quarter ended December 18, 2019 compared to the quarter ended December 19, 2018. The decrease in restaurant sales included an approximate $6.0 million decrease in sales at stand-alone Fuddruckers restaurants, and approximate $1.9 million decrease in sales at stand-alone Luby's Cafeterias, and an approximate $0.1 million decrease in sales at Cheeseburger in Paradise restaurants, partially offset by an approximate $0.4 million increase in sales from Combo locations.

•
The approximate $1.9 million sales decrease in sales at stand-alone Luby's Cafeteria restaurants was the result of the closure of six locations (accounting for approximately $2.8 million in reduced sales) partially offset by a 1.7% increase in Luby’s Cafeteria same-store sales in the quarter ended December 18, 2019 compared to the quarter ended December 19, 2018. The 1.7% increase in Luby's Cafeteria same-store sales was the result of a 2.0% increase in guest traffic partially offset by a 0.3% decrease in average spend per guest.

•
The approximate $6.0 million sales decrease at stand-alone Fuddruckers restaurants was the result of 13 restaurant closings and seven restaurant transfers to a franchise owner's operations (accounting for approximately $6.0 million of this sales decline combined) partially offset by a 0.1% increase in same-store sales in the quarter ended December 18, 2019 compared to the quarter ended December 19, 2018. The 0.1% increase in same-store sales was the result of a 2.7% increase in guest traffic, partially offset by a 2.5% decrease in average spend per guest.

•
The approximate $0.4 million increase in sales from Combo locations reflects a 6.6% increase in sales at the six locations that operated throughout the quarter ended December 18, 2019 and the quarter ended December 19, 2018.

•
The approximate $0.1 million decrease in Cheeseburger in Paradise restaurants sales in the quarter ended December 18, 2019 compared to the quarter ended December 19, 2018 was the result of one store closure and a 1.0% decrease at the remaining location.

Cost of Food

	Quarter Ended	Quarter Ended
($000s)	December 18, 2019	December 19, 2018	Increase/ (Decrease)
	(16 weeks)	(16 weeks)	(16 weeks vs 16 weeks)
Cost of food:
Luby's cafeteria segment	$19,396	$19,257	$139	0.7%
Fuddruckers restaurants segment	4,284	5,553	(1,269)	(22.9)%
Cheeseburger in Paradise segment	262	273	(11)	(4.0)%
Total Restaurants	$23,942	$25,083	$(1,141)	(4.5)%

As a percentage of restaurant sales
Luby's cafeteria segment	28.9%	28.1%		0.8%
Fuddruckers restaurants segment	27.5%	25.8%		1.7%
Cheeseburger in Paradise segment	31.0%	28.5%		2.5%
Total Restaurants	28.7%	27.5%		1.2%

Cost of food is comprised of the cost associated with the sale of food and beverage products that are consumed while dining in our restaurants, as take-out, and as catering. Cost of food decreased approximately $1.1 million, or 4.5%, in the quarter ended December 18, 2019 compared to the quarter ended December 19, 2018 due to operation of 27 fewer locations (primarily Fuddruckers restaurants), partially offset by higher guest traffic levels at continually operated locations as well as higher average food commodity costs. Cost of food is variable and generally fluctuates with sales and guest traffic volume. As a percentage of restaurant sales, food costs increased 1.2% to 28.7% in the quarter ended December 18, 2019 compared to 27.5% in the quarter ended December 19, 2018. The Cost of food as percentage of sales was impacted by (1) higher food commodity costs, including increases in the cost of beef commodities and (2) a change in the mix of menu offerings purchased by guests as part of the company's strategy of offering everyday value pricing.

Payroll and Related Costs

	Quarter Ended	Quarter Ended
($000s)	December 18, 2019	December 19, 2018	Increase/ (Decrease)
	(16 weeks)	(16 weeks)	(16 weeks vs 16 weeks)
Payroll and related Costs:
Luby's Cafeteria Segment	$25,538	$25,622	$(84)	(0.3)%
Fuddruckers Restaurants Segment	6,254	8,453	(2,199)	(26.0)%
Cheeseburger in Paradise Segment	342	438	(96)	(21.9)%
Total Restaurants	$32,134	$34,513	$(2,379)	(6.9)%

As a percentage of restaurant sales
Luby's Cafeteria Segment	38.0%	37.3%		0.7%
Fuddruckers Restaurants Segment:	40.2%	39.3%		0.9%
Cheeseburger in Paradise Segment	40.5%	45.7%		(5.2)%
Total Restaurants	38.5%	37.9%		0.6%

Payroll and related costs includes restaurant-level hourly wages, including overtime pay, and pay while training, as well as management salaries and incentive payments. Payroll and related costs also include the payroll taxes, workers’ compensation expense, group health insurance costs, and 401(k) matching expense for all restaurant-level hourly and management employees.
Payroll and related costs decreased approximately $2.4 million, or 6.9%, in the quarter ended December 18, 2019 compared to the quarter ended December 19, 2018. The decrease reflects (1) operating 27 fewer restaurants (reducing cost by approximately $3.6 million); partially offset by (2) an increase in hours deployed with increased guest traffic counts and continuation of elevating guest service levels; and (3) higher hourly wage rates due to labor marketplace inflation. As a percentage of restaurant sales, payroll and related costs increased 0.6% to 38.5% in the quarter ended December 18, 2019 compared to 37.9% in the quarter ended December 19, 2018 due primarily to (1) higher hourly wage rates due to labor market inflation; and (2) the impact of a decrease in average spend per guest as part of a strategy to increase guest traffic; partially offset by (3) the fixed cost component of labor costs (especially salaried restaurant managers) with increase in same-store sales.

Other Operating Expenses

	Quarter Ended	Quarter Ended
($000s)	December 18, 2019	December 19, 2018	Increase/ (Decrease)
	(16 weeks)	(16 weeks)	(16 weeks vs 16 weeks)
Other operating expenses:
Luby's Cafeteria Segment	$11,554	$11,794	$(240)	(2.0)%
Fuddruckers Restaurants Segment	3,038	4,329	(1,291)	(29.8)%
Cheeseburger in Paradise Segment	202	379	(177)	(46.7)%
Total Restaurants	$14,794	$16,502	$(1,708)	(10.4)%

As a percentage of restaurant sales
Luby's Cafeteria Segment	17.2%	17.2%		0.0%
Fuddruckers Restaurants Segment:	19.5%	20.1%		(0.6)%
Cheeseburger in Paradise Segment	23.9%	39.5%		(15.6)%
Total Restaurants	17.7%	18.1%		(0.4)%

Other operating expenses include restaurant-related expenses for utilities, repairs and maintenance, local store advertising, property and liability insurance uninsured losses, services and supplies. Other operating expenses decreased approximately $1.7 million, or 10.4%, in the quarter ended December 18, 2019 compared to the quarter ended December 19, 2018. Of the approximate $1.7 million decrease in total other operating expenses, an approximate $2.2 million is attributed to store closures; partially offset by approximately $0.5 million increase attributable to stores that continue to operate. The $0.5 million increase in other operating expenses at stores that continue to operate is attributable to (1) an approximate $0.2 million increase in the costs of various services provided to restaurants (including networking/telecommunication costs, point of sale equipment maintenance, fees to third-party delivery services, as well as higher credit card processing fees); (2) an approximate $0.2 increase in store-level local marketing expenses, including the cost of logo merchandise purchased for resale to guests in the restaurants; and (3) an approximate $0.1 million increase in uninsured property losses. As a percentage of restaurant sales, other operating expenses decreased 0.4%, to 17.7%, in the quarter ended December 18, 2019, compared to 18.1% in the quarter ended December 19, 2018 due primarily to the reason enumerated above related.

Occupancy Costs

	Quarter Ended	Quarter Ended
($000s)	December 18, 2019	December 19, 2018	Increase/ (Decrease)
	(16 weeks)	(16 weeks)	(16 weeks vs 16 weeks)
Occupancy costs:
Luby's Cafeteria Segment	$2,746	$2,940	$(194)	(6.6)%
Fuddruckers Restaurants Segment	2,137	2,841	(704)	(24.8)%
Cheeseburger in Paradise Segment	107	94	13	13.8%
Total Restaurants	$4,990	$5,875	$(885)	(15.1)%

As a percentage of restaurant sales
Luby's Cafeteria Segment	4.1%	4.3%		(0.2)%
Fuddruckers Restaurants Segment:	13.7%	13.2%		0.5%
Cheeseburger in Paradise Segment	12.7%	9.8%		2.9%
Total Restaurants	6.0%	6.4%		(0.4)%

Occupancy costs include property lease expense, property taxes, and common area maintenance charges, property insurance, and permits and licenses. Occupancy costs decreased approximately $0.9 million, or 15.1%, to approximately $5.0 million in the quarter ended December 18, 2019 compared to the quarter ended December 19, 2018. The decrease was primarily due to a decrease in rent and property taxes associated with operating 27 fewer restaurants in the quarter ended December 18, 2019 compared to the quarter ended December 19, 2018, partially offset by the additional lease expense at three properties that were sold and leased back. As a percentage of restaurant sales, occupancy costs decreased to 6.0%, in the quarter ended December 18, 2019 compared to 6.4% in the quarter ended December 19, 2018 primarily as a result of the change in the mix of the portfolio of owned versus leased stores, the sales and lease back of two properties, as well as adjustments to property tax estimates.

 Franchise Operations

We offer franchises for the Fuddruckers brand. Franchises are sold in markets where expansion is deemed advantageous to the development of the Fuddruckers concept and system of restaurants. Franchise revenue includes (1) royalties paid to us as the franchisor for the Fuddruckers brand; (2) funds paid to us as the franchisor for pooled advertising expenditures; and (3) amortization of initial and renewal franchise fees and remaining unamortized franchisee fees for franchise agreements that terminate early. Cost of franchise operations includes the direct costs associated with supporting franchisees with opening new Fuddruckers franchised restaurants and the corporate overhead expenses associated with generating franchise revenue. These corporate expenses primarily include the salaries and benefits, travel and related expenses, and other expenses for employees whose primary job function involves supporting our franchise owners and the development of new franchise locations.

Beginning with the first quarter fiscal 2019, as a result of our adoption of the new revenue accounting standards more fully described in Note 1 to our unaudited consolidated financial statements:

•	We recognize as revenue the amounts due to us from franchisees for pooled advertising expenditures.

•	We recognize initial and renewal franchise fees evenly over the term of franchise area development agreements and we recognize revenue when a franchise agreement is terminated early.

•	Additionally, we record an expense and liability in an amount equal to the unspent funds paid to us from franchisees for pooled advertising expenditures that will be incurred in a future period.

	Quarter Ended	Quarter Ended
($000s)	December 18, 2019	December 19, 2018	Increase/ (Decrease)
	(16 weeks)	(16 weeks)	(16 weeks vs 16 weeks)
Franchise revenue	$1,707	$2,224	$(517)	(23.2)%
Cost of franchise operations	565	273	292	107.0%
Franchise profit	$1,142	$1,951	$(809)	(41.5)%
Franchise profit as a percentage of franchise revenue	66.9%	87.7%		(20.8)%

Franchise revenue decreased approximately $0.5 million in the quarter ended December 18, 2019 compared to the quarter ended December 19, 2018. The $0.5 million decrease in franchise revenue reflects primarily (1) recognition of $451 thousand in remaining unamortized initial franchise fees in the quarter ended December 19, 2018 for certain franchise agreements that terminated early and (2) a net decrease in franchise royalties, franchise marketing allocation fund contributions, and franchise fees of $66 thousand in the quarter ended December 18, 2019 compared to the quarter ended December 19, 2018

Cost of franchise operations increased approximately $0.3 million in the quarter ended December 18, 2019 compared to the quarter ended December 19, 2018. The increase in Cost of franchise operations primarily reflects (1) timing of recognizing marketing and advertising fee expenses; and (2) reimbursements from various vendors offsetting costs related to a franchise network meeting in the quarter ended December 19, 2018. Franchise segment profit, defined as franchise revenue less cost of franchise operations, decreased approximately $0.8 million in the quarter ended December 18, 2019 compared to the quarter ended December 19, 2018 due primarily to the reasons noted above for the decrease in Franchise revenue and increase in Cost of franchise operations.

In the quarter ended December 18, 2019, two locations in the Austin, Texas area transferred from company operated locations to franchise operated locations, and seven locations closed. As of December 18, 2019, there were 97 Fuddruckers franchise restaurants in operation.

Culinary Contract Services

Culinary Contract Services is a business line servicing healthcare, sport stadiums, corporate dining clients, and sales through retail grocery stores. The healthcare accounts are full service and typically include in-room delivery, catering, vending, coffee service, and retail dining. Culinary Contract Services has contracts with long-term acute care hospitals, acute care medical centers, ambulatory surgical centers, behavioral hospitals, sports stadiums, and business and industry clients. Culinary Contract Services has the unique ability to deliver quality services that include facility design and procurement as well as nutrition and branded food services to our clients. We focus on clients who are able to enter into agreements in which all operating costs are reimbursed to us and we generally charge a fixed fee as opposed to agreements where we retain all revenues and operating costs and we are exposed to the variability of the operating results of the location. The fixed fee agreements typically present lower financial risk to the company. We operated 33 Culinary Contract Services locations as of December 18, 2019 and 28 as of December 19, 2018.

	Quarter Ended	Quarter Ended
($000s)	December 18, 2019	December 19, 2018	Increase/ (Decrease)
	(16 weeks)	(16 weeks)	(16 weeks vs 16 weeks)
Culinary contract services sales	$9,774	$9,496	$278	2.9%
Cost of culinary contract services	8,948	8,815	133	1.5%
Culinary contract services profit	$826	$681	$145	21.3%
Culinary contract services profit as a percentage of Culinary contract services sales	8.5%	7.2%		1.3%

Culinary contract services sales increased approximately $0.3 million, or 2.9%, in the quarter ended December 18, 2019 compared to the quarter ended December 19, 2018. The $0.3 million sales increase was primarily related to the increase in culinary contract service locations.

Cost of culinary contract services includes the food, payroll and related costs, other direct operating expenses, and corporate overhead expenses associated with generating Culinary Contract Services sales. Cost of culinary contract services increased approximately $0.1 million, or 1.5%, in the quarter ended December 18, 2019 compared to the quarter ended December 19, 2018. Culinary contract services segment profit, defined as Culinary contract services sales less Cost of culinary contract services, increased to 8.5% in the quarter ended December 18, 2019 from 7.2% in the quarter ended December 19, 2018 due to the change in the mix of our culinary agreements with clients.

 Company-wide Expenses

Opening Costs
 Opening costs include labor, supplies, occupancy, and other costs necessary to support a restaurant through its opening period. Opening costs were $12 thousand in the quarter ended December 18, 2019 compared to $33 thousand in the quarter ended December 19, 2018. The opening costs in the quarter ended December 18, 2019 and in the quarter ended December 19, 2018 primarily reflects the carrying cost for one location that we lease for a potential future Fuddruckers opening.

Depreciation and Amortization Expense

	Quarter Ended	Quarter Ended
($000s)	December 18, 2019	December 19, 2018	Increase/ (Decrease)
	(16 weeks)	(16 weeks)	(16 weeks vs 16 weeks)
Depreciation and amortization	$3,762	$4,903	$(1,141)	(23.3)%
As a percentage of total sales	4.0%	4.8%		(0.8)%

Depreciation and amortization expense decreased by approximately $1.1 million, or 23.3%, in the quarter ended December 18, 2019 compared to the quarter ended December 19, 2018 due primarily to certain assets reaching the end of their depreciable lives and the removal of certain assets upon sale. As a percentage of total revenue, Depreciation and amortization expense decreased to 4.0% in the quarter ended December 18, 2019, compared to 4.8% in the quarter ended December 19, 2018.

Selling, General and Administrative Expenses

	Quarter Ended	Quarter Ended
($000s)	December 18, 2019	December 19, 2018	Increase/ (Decrease)
	(16 weeks)	(16 weeks)	(16 weeks vs 16 weeks)
General and administrative expenses	$8,497	$9,085	$(588)	(6.5)%
Marketing and advertising expenses	1,661	925	736	79.6%
Selling, general and administrative expenses	$10,158	$10,010	$148	1.5%
As a percentage of total sales	10.7%	9.7%		1.0%

Selling, general and administrative expenses include marketing and advertising expenses, corporate salaries and benefits-related costs, including restaurant area leaders and regional directors, share-based compensation, professional fees, travel and recruiting expenses and other office expenses. Selling, general and administrative expenses increased approximately $0.1 million, or 1.5%, in the quarter ended December 18, 2019 compared to the quarter ended December 19, 2018. The increase in selling, general and administrative expenses reflects (1) an approximate $0.7 million increase in marketing and advertising, including increased expenditures for various digital media advertising, increased advertising support leading into Thanksgiving, and other efforts to reach our guests in an effective manner, as well as comparison to the quarter ended December 19, 2018 when marketing and advertising efforts were reduced while new approaches were developed; and (2) an approximate $0.3 million increase due to de-recognition of a bonus accrual in the quarter ended December 19, 2018; partially offset by (3) an approximate $0.7 million reduction in salaries and benefits expense and (4) an approximate $0.2 million decrease in other components of Selling, general administrative expense (professional service fees, travel, supplies, occupancy, and other general overhead costs). As a percentage of total revenue, Selling, general and administrative expenses increased to 10.7% in the quarter ended December 18, 2019, compared to 9.7% in the quarter ended December 19, 2018 due to a decrease in sales resulting from a reduced number of stores in operations.

Other Charges

Other charges include those expenses that we consider related to our restructuring efforts or not part of our recurring operations. We have identified these expenses amounting to approximately $1.2 million in the first quarter of fiscal 2020 and $1.2 million in the first quarter of fiscal 2019 and recorded in Other charges. These expenses were included in our Selling, general, and administrative cost expense line in previously reported quarters of fiscal 2019.

	Quarter Ended	Quarter Ended
($000s)	December 18, 2019	December 19, 2018
	(16 weeks)	(16 weeks)
Proxy communication related	$—	$742
Employee severances	619	472
Restructuring related	619	—
Total Other Charges	$1,238	$1,214

In the first half of fiscal 2019, a shareholder of the company proposed alternative nominees to the Board of Directors and other possible changes to the corporate strategy resulting in a contested proxy at the Company’s annual meeting. We incurred approximately $1.7 million (approximately $0.7 million in the quarter ended December 19, 2018) in proxy communication expense which was primarily for outside professional services and related costs in order to communicate with shareholders about management's strategy and the experience of the Company's members on the Board of Directors. In fiscal 2020, there is no known contested proxy contest driving one-time costs. In fiscal 2019, we separated a number of employees as part of our efforts to streamline our corporate overhead costs and to support a reduced number of restaurants in operation. Employees who were separated from the company were paid severance based on the number of years of service and earnings with the organization, resulting in an approximate $1.3 million charge ($0.5 million million in the December 19, 2018). In fiscal 2020, we separated with an additional number of employees to further streamline our corporate overhead costs. Severance payments to these employees, based on the same criteria as in 2019, resulted in an approximately $0.6 million charge in the quarter ended December 18, 2019. Also, in fiscal 2019, we engaged a professional consulting firm to evaluate initiatives to right-size corporate overhead costs and revenue enhancing measures. In addition, we engaged other outside consultants to evaluate various other components of our strategy. We also incurred cost of other outside professionals as we began efforts to transition portions of our accounting, payroll, operational reporting, and other back-office functions to a leading multi-unit restaurant outsourcing firm. We anticipate completing the transition in the second calendar quarter of 2020 and expect to realize additional cost savings and enhanced capabilities from this transition. Lastly, we incurred expenses related to certain information technology systems that will be replaced by the capabilities of the outsourcing firm. We incurred an expense of $0.6 million for these restructuring efforts in the quarter ended December 18, 2019
Provision for Asset Impairments and Restaurant Closings

The approximate $1.1 million impairment charge for the quarter ended December 18, 2019 is related to two property locations where the right of use asset was written off as well as spare inventory of restaurant equipment and parts at our maintenance facility written down to their estimated fair value. The approximate $1.2 million impairment charge for the quarter ended December 19, 2018 is primarily related to assets at six property locations, and six properties held for sale written down to their fair value.

Net Loss (Gain) on Disposition of Property and Equipment

Loss on disposition of property and equipment was $30 thousand in the quarter ended December 18, 2019 and was primarily related to normal asset retirement activity at various properties, partially offset by gains on sale of equipment at certain locations. The loss on disposition of property and equipment was approximately $0.1 million in the quarter ended December 19, 2018 and primarily reflects routine asset retirement activity.

Interest Income

Interest income was $23 thousand in the quarter ended December 18, 2019 compared to zero in the quarter ended December 19, 2018.

Interest Expense

Interest expense was approximately $2.0 million in the quarter ended December 18, 2019 and $1.7 million in the quarter ended December 19, 2018. The increase reflects higher interest rates in the credit agreement entered into on December 13, 2018, and higher amortization expense related to pre-paid interest and fees associated with the credit agreement entered into on December 13, 2018, partially offset by lower average debt balances.

Other Income, Net

Other income, net, consisted primarily of the following components: net rental property income and expenses relating to property for which we are the landlord; prepaid sales tax discounts earned through our participation in state tax prepayment programs; oil and gas royalty income; and changes in the fair value of our interest rate swap prior to its termination in December 2018.

Other income was approximately $0.2 million in the quarter ended December 18, 2019 compared to $30 thousand in the quarter ended December 19, 2018. The approximate $0.2 million of other income in the quarter ended December 18, 2019 is primarily net rental income and sales tax discount benefit. The $30 thousand of income in the quarter ended December 19, 2018 primarily reflects net rental income, partially offset by sales tax discount expense, and a decrease to the fair value of our interest rate swap prior to its termination.

Taxes

For the quarter ended December 18, 2019, the income taxes related to continuing operations resulted in a tax provision of approximately $94 thousand compared to a tax provision of approximately $121 thousand for the quarter ended December 19, 2018. The effective tax rate ("ETR") for continuing operations was a negative 1.1% for the quarter ended December 18, 2019 and a negative 1.6% for the quarter ended December 19, 2018. The ETR for the quarter ended December 18, 2019 and the quarter ended December 19, 2018 differs from the federal statutory rate of 21.0% due to management's full valuation allowance conclusion, anticipated federal jobs credits, state income taxes, and other discrete items.

Discontinued Operations

Discontinued operations resulted in a loss of $11 thousand in the quarter ended December 18, 2019 compared to a loss of approximately $6 thousand in the quarter ended December 19, 2018. The loss from discontinued operations in the quarter ended December 18, 2019 and in the quarter ended December 18, 2019 was related to carrying costs associated with assets related to discontinued operations.
LIQUIDITY AND CAPITAL RESOURCES

Cash and Cash Equivalents

Our primary sources of short-term and long-term liquidity are cash flows from operations and our 2018 Credit Facility (as defined below). Cash and cash equivalents and restricted cash increased approximately $0.6 million at December 18, 2019 to $13.4 million from $12.8 million at the beginning of the fiscal year. We expect to continue to invest our available liquidity to reduce our debt, maintain our existing restaurants and infrastructure and provide working capital requirements as necessary. We plan to continue the level of capital and repair and maintenance expenditures necessary to keep our restaurants attractive and operating efficiently.

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

The following table summarizes our cash flows from operating, investing, and financing activities:

	Quarters Ended
	December 18, 2019	December 19, 2018
	(16 weeks)	(16 weeks)
	(In thousands)
Total cash provided by (used in):
Operating activities	$(2,131)	$1,257
Investing activities	(545)	(948)
Financing activities	3,300	15,737
Net increase in cash and cash equivalents and restricted cash	$624	$16,046

Operating Activities. Cash used in operating activities was approximately $2.1 million in the quarter ended December 18, 2019, an approximate $3.4 million increase from the quarter ended December 19, 2018. The approximate $3.4 million increase in cash used in operating activities is due to an approximate $1.0 million increase in cash used for working capital purposes and an approximate $2.4 million increase in net loss after adjusting for non-cash items.

Net loss after adjusting for non-cash items (a use of cash) was approximately $2.7 million in the quarter ended December 18, 2019, an approximate $2.4 million increase compared to the quarter ended December 19, 2018. The $2.4 million increase in net loss after adjusting for non-cash items was primarily due to decreased store-level profit from our Company-owned restaurants.

Changes in working capital were an approximate $0.6 million source of cash in the quarter ended December 18, 2019 and an approximate $1.6 million source of cash in the quarter ended December 19, 2018. The approximate $1.0 million decrease in the source of cash between the quarter ended December 18, 2019 and the quarter ended December 19, 2018 is described below.

Increases in current asset accounts are a use of cash while decreases in current asset accounts are a source of cash. During the quarter ended December 18, 2019, the change in trade accounts and other receivables, net, was an approximate $1.5 million use of cash which was an approximate $2.3 million decrease from the source of cash in the quarter ended December 19, 2018. The change in food and supplies inventory during the quarter ended December 18, 2019 was an approximate $0.4 million source of cash which was an approximate $0.5 million increase from the use of cash in the quarter ended December 19, 2018. The change in prepaid expenses and other assets was an approximate $0.8 million source of cash during the quarter ended December 18, 2019, compared to a $1.9 million source of cash in the quarter ended December 19, 2018.

Increase in current liability accounts are a source of cash, while decreases in current liability accounts are a use of cash. During the quarter ended December 18, 2019, changes in the balances of accounts payable, accrued expenses and other liabilities was an approximate $1.4 million source of cash, compared to a use of cash of approximately $0.9 million during the quarter ended December 19, 2018.

Investing Activities. We generally reinvest available cash flows from operations to maintain and enhance existing restaurants and support Culinary Contract Services. Cash used in investing activities was approximately $0.5 million in the quarter ended December 18, 2019 and an approximate $0.9 million use of cash in the quarter ended December 19, 2018. Capital expenditures were approximately $0.7 million in the quarter ended December 18, 2019 and approximately $1.1 million in the quarter ended December 19, 2018. Proceeds from the disposal of assets were approximately $0.1 million in the quarter ended December 18, 2019 and approximately $0.2 million in the quarter ended December 19, 2018.

Financing Activities. Cash provided by financing activities was $3.3 million in the quarter ended December 18, 2019 compared to an approximate $15.7 million source of cash during the quarter ended December 19, 2018. Cash flows from financing activities was primarily the result of our 2018 Credit Agreement. During the quarter ended December 18, 2019 cash provided by Revolver borrowings was approximately $3.3 million. During the quarter ended December 19, 2018, cash provided by borrowings on our 2018 Term Loan were approximately $58.4 million, cash used for to repay our 2016 Term Loan was approximately $19.5 million, net repayments on our 2016 Revolver was approximately $20.0 million and cash used for debt issue costs was approximately $3.2 million.

Status of Long-Term Investments and Liquidity

At December 18, 2019, we did not hold any long-term investments.

Status of Trade Accounts and Other Receivables, Net

We monitor the aging of our receivables, including Fuddruckers franchising related receivables, and record provisions for uncollectable accounts, as appropriate. Credit terms of accounts receivable associated with our CCS business vary from 30 to 45 days based on contract terms.

Capital Expenditures

Capital expenditures consist of purchases of real estate for future restaurant sites, Culinary Contract Services investments, new unit construction, purchases of new and replacement restaurant furniture and equipment, and ongoing remodeling programs. Capital expenditures for the quarter ended December 18, 2019 were approximately $0.7 million primarily related to recurring maintenance of our existing units. We expect to be able to fund all capital expenditures in fiscal 2020 using proceeds from the sale of assets, cash flows from operations and our 2018 Credit Agreement. We expect to spend less than $4.5 million on capital expenditures in fiscal 2020.

DEBT

The following table summarizes credit facility debt, less current portion at December 18, 2019 and August 29, 2018:

	December 18, 2019	August 28, 2019
Long-Term Debt
2018 Credit Agreement - Revolver	$8,600	$5,300
2018 Credit Agreement - Term Loan	43,399	43,399
Total credit facility debt	51,999	48,699
Less:
Unamortized debt issue costs	(1,695)	(1,887)
Unamortized debt discount	(1,275)	(1,373)
Total credit facility debt, less unamortized debt issuance costs	49,029	45,439
Current portion of credit facility debt	3,399	—
Credit facility debt, less current portion	$45,630	$45,439
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
Borrowings under the 2018 Revolver, 2018 Delayed Draw Term Loan, and 2018 Term Loan will bear interest at the London InterBank Offered Rate ("LIBOR") plus 7.75% per annum. Interest is payable quarterly and accrues daily. Under the terms of the 2018 Credit Agreement, the maximum amount of interest payable, based on the aggregate principal amount of $80.0 million and interest rates in effect at December 13, 2018, in the next 12 months was required to be pre-funded at the closing date of the 2018 Credit Agreement. The pre-funded amount at December 18, 2019 of approximately $6.3 million is recorded in Restricted cash and cash equivalents on the Company's consolidated balance sheet. LIBOR is set to terminate in December, 2021. We expect to agree to a replacement rate with MSD prior to the LIBOR termination.
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
The 2018 Credit Facility contains customary covenants and restrictions on the Company’s ability to engage in certain activities, including financial performance covenants, asset sales and acquisitions, and contains customary events of default. Specifically, among other things, the Company is required to maintain minimum Liquidity (as defined in the 2018 Credit Agreement) of $3.0 million as of the last day of each fiscal quarter and a minimum Asset Coverage Ratio (as defined in the 2018 Credit Agreement) of 2.50 to 1.00. As of December 18, 2019, the Company was in full compliance with all covenants with respect to the 2018 Credit Facility.

All amounts owing by the Company under the 2018 Credit Facility are guaranteed by the subsidiaries of the Company.
As of December 18, 2019 we had approximately $1.7 million committed under letters of credit, which is used as security for the payment of insurance obligations and are fully cash collateralized, and approximately $0.1 million in other indebtedness.
As of February 3, 2020, the Company was in compliance with all covenants under the terms of the 2018 Credit Agreement.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The unaudited consolidated financial statements included in Item 1 of Part 1 of this Form 10-Q were prepared in conformity with GAAP. Preparation of the financial statements requires us to make judgments, estimates and assumptions that affect the amounts of assets and liabilities in the financial statements and revenues and expenses during the reporting periods. Due to the significant, subjective and complex judgments and estimates used when preparing our unaudited consolidated financial statements, management regularly reviews these assumptions and estimates with the Finance and Audit Committee of our Board. Actual results may differ from these estimates, including our estimates of future cash flows, which are subject to the current economic environment and changes in estimates. Other than the implementation of ASC 842 as discussed in Note 1 and 4 of the accompanying unaudited consolidated financial statements, we had no changes in the critical accounting policies and estimates which were disclosed in our Annual Report on Form 10-K for the fiscal year ended August 28, 2019.

NEW ACCOUNTING PRONOUNCEMENTS

See Note 1 to the accompanying unaudited consolidated financial statements for a discussion of recent accounting guidance adopted and not yet adopted. We expect that accounting guidance not yet adopted will not have a significant impact on our consolidated financial position or results of operations or we are currently evaluating the impact of adopting the accounting guidance.

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

FORWARD-LOOKING STATEMENTS

This Form 10-Q contains statements that are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements contained in this Form 10-Q, other than statements of historical facts, are forward-looking statements for purposes of these provisions, including any statements regarding:

•	future operating results,

•	future capital expenditures and expected sources of funds for capital expenditures,

•	future debt, including liquidity and the sources and availability of funds related to debt, and expected repayment of debt,

•	expected sources of funds for working capital requirements,

•	plans for expansion and revisions to our business,

•	closing existing units,

•	effectiveness of management's disposal plans,

•	future sales of assets and the gains or losses that may be recognized as a result of any such sales, and

•	continued compliance with the terms of our 2018 Credit Agreement.

In some cases, investors can identify these statements by forward-looking words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “outlook,” “may,” “should,” “will,” and “would” or similar words. Forward-looking statements are based on certain assumptions and analyses made by management in light of its experience and perception of historical trends, current conditions, expected future developments and other factors it believes are relevant. Although management believes that its assumptions are reasonable based on information currently available, those assumptions are subject to significant risks and uncertainties, many of which are outside of its control. The following factors, as well as the factors set forth in Item 1A of our Annual Report on Form 10-K for the fiscal year ended August 28, 2019 and any other cautionary language in this Form 10-Q, provide examples of risks, uncertainties, and events that may cause our financial and operational results to differ materially from the expectations described in our forward-looking statements:

•	our ability to pursue strategic alternatives

•	general business and economic conditions,

•	the impact of competition,

•	decisions made in the allocation of capital resources,

•	our operating initiatives, changes in promotional, couponing and advertising strategies and the success of management’s business plans,

•	fluctuations in the costs of commodities, including beef, poultry, seafood, dairy, cheese, oils and produce,

•	ability to raise menu prices and customer acceptance of changes in menu items,

•	increases in utility costs, including the costs of natural gas and other energy supplies,

•	changes in the availability and cost of labor, including the ability to attract qualified managers and team members,

•	the seasonality of the business,

•	collectability of accounts receivable,

•	changes in governmental regulations, including changes in minimum wages and health care benefit regulation,

•	the effects of inflation and changes in our customers’ disposable income, spending trends and habits,

•	the ability to realize property values,

•	the availability and cost of credit,

•	the effectiveness of our credit card controls and Payment Card Industry ("PCI") compliance,

•	weather conditions in the regions in which our restaurants operate,

•	costs relating to legal proceedings,

•	impact of adoption of new accounting standards,

•	effects of actual or threatened future terrorist attacks in the United States,

•	unfavorable publicity relating to operations, including publicity concerning food quality, illness or other health concerns or labor relations, and

•	the continued service of key management personnel.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act), as of December 18, 2019. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of December 18, 2019, our disclosure controls and procedures were effective in providing reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended December 18, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II—OTHER INFORMATION

Item 1. Legal Proceedings

There have been no material changes to our legal proceedings as disclosed in “Legal Proceedings” in Item 3 of Part I of our Annual Report on Form 10-K for the fiscal year ended August 28, 2019.

Item 1A. Risk Factors

There have been no material changes during the quarter ended December 18, 2019 to the Risk Factors discussed in Item 1A of Part I of our Annual Report on Form 10-K for the fiscal year ended August 28, 2019.

Item 5. Other Information

On January 29, 2020, the Company announced that its Board of Directors has unanimously determined to amend its existing shareholder rights agreement, adopted February 15, 2018, in order to extend its expiration date from February 15, 2020 to February 15, 2021. The Board anticipates that the amendment will be adopted on or about February 14, 2020 and intends to seek stockholder approval of the amendment as soon as practicable thereafter. The shareholder rights agreement is more fully described at Note 16. of our unaudited consolidated financial statements included herein.

Item 6. Exhibits

10.1	Second Amendment to Credit Agreement, dated as of December 13, 2018, among the Company, the lenders from time to time party thereto, and MSD PCOF Partners VI, LLC, as Administrative Agent.

31.1	Rule 13a-14(a)/15d-14(a) certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Rule 13a-14(a)/15d-14(a) certification of the Principal Financial and Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Section 1350 certification of the Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Section 1350 certification of the Principal Financial and Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Linkbase Document

101.DEF	XBRL Definition Linkbase Document

101.LAB	XBRL Label Linkbase Document

101.PRE	XBRL Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LUBY’S, INC. (Registrant)

Date:	2/3/2020	By:	/s/ Christopher J. Pappas
Christopher J. Pappas
President and Chief Executive Officer
(Principal Executive Officer)

Date:	2/3/2020	By:	/s/ K. Scott Gray
K. Scott Gray
Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)