Form 10-Q
period 2020-03-11
LUBYS INC
filed 2020-06-05
CIK 16099

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
__________________________
FORM 10-Q
__________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 11, 2020
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition Period From to
Commission file number: 001-08308
__________________________
Luby's, Inc.
(Exact name of registrant as specified in its charter)
__________________________

Delaware			74-1335253
(State or other jurisdiction of incorporation or organization)			(IRS Employer Identification No.)

13111 Northwest Freeway, Suite 600			77040
Houston	,	Texas
(Address of principal executive offices)			(Zip Code)

(713) 329-6800
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange at which registered
Common Stock ($0.32 par value per share)	LUB	New York Stock Exchange
Common Stock Purchase Rights	N/A	New York Stock Exchange
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

 Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of May 27, 2020, there were 30,498,404 shares of the registrant’s common stock outstanding.

Explanatory Note

As previously disclosed in the Current Report on Form 8-K filed by Luby’s, Inc. on April 20, 2020, Luby’s, Inc. delayed the filing of this Quarterly Report on Form 10-Q in reliance on the U.S. Securities and Exchange Commission’s order under Section 36 of the Securities Exchange Act of 1934, as amended, and certain rules thereunder (Release No. 34-88465) due to the outbreak of, and local, state and federal governmental responses to, the novel coronavirus pandemic (“COVID-19 pandemic”). Luby’s, Inc.’s operations have experienced disruptions due to the circumstances surrounding the COVID-19 pandemic including, but not limited to, suggested and mandated social distancing and stay home orders, a significant number of temporary store closings, and limited service in other stores. These mandates and orders and the resulting office closures and staff reductions have severely limited access to Luby’s Inc.’s facilities by its financial reporting and accounting staff and impacted its ability to fulfill required preparation and review processes and procedures. In light of the impact of the factors described above, Luby’s, Inc. was unable to compile and review certain information required in order to permit Luby’s, Inc. to timely file this Quarterly Report on Form 10-Q without unreasonable effort or expense.

Luby’s, Inc.
Form 10-Q
Quarter ended March 11, 2020

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

Part I—FINANCIAL INFORMATION

Item 1. Financial Statements

Luby’s, Inc.
Consolidated Balance Sheets
(In thousands, except share data)

	March 11, 2020	August 28, 2019
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$7,080	$3,640
Restricted cash and cash equivalents	8,704	9,116
Trade accounts and other receivables, net	8,413	8,852
Food and supply inventories	2,392	3,432
Prepaid expenses	1,970	2,355
Total current assets	28,559	27,395
Property held for sale	13,770	16,488
Assets related to discontinued operations	1,813	1,813
Property and equipment, net	117,430	121,743
Intangible assets, net	16,025	16,781
Goodwill	514	514
Operating lease right-of-use assets	24,296	—
Other assets	890	1,266
Total assets	$203,297	$186,000
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$7,945	$8,465
Liabilities related to discontinued operations	5	14
Current portion of credit facility debt	2,567	—
Operating lease liabilities-current	5,916	—
Accrued expenses and other liabilities	24,015	24,475
Total current liabilities	40,448	32,954
Credit facility debt, less current portion	48,268	45,439
Operating lease liabilities-noncurrent	23,047	—
Other liabilities	922	6,577
Total liabilities	$112,685	$84,970
Commitments and Contingencies
SHAREHOLDERS’ EQUITY
Common stock, 0.32 par value; 100,000,000 shares authorized; shares issued were 30,751,629 and 30,478,972; and shares outstanding were 30,251,629 and 29,978,972 at March 11, 2020 and August 28, 2019, respectively	$9,841	$9,753
Paid-in capital	35,478	34,870
Retained earnings	50,068	61,182
Less cost of treasury stock, 500,000 shares	(4,775)	(4,775)
Total shareholders’ equity	$90,612	$101,030
Total liabilities and shareholders’ equity	$203,297	$186,000

The accompanying notes are an integral part of these consolidated financial statements.

Luby’s, Inc.
Consolidated Statements of Operations (unaudited)
(In thousands, except per share data)

	Quarter Ended		Two Quarters Ended
	March 11, 2020	March 13, 2019	March 11, 2020	March 13, 2019
	(12 weeks)	(12 weeks)	(28 weeks)	(28 weeks)
SALES:
Restaurant sales	$60,391	$65,369	$143,949	$156,468
Culinary contract services	6,998	7,543	16,772	17,039
Franchise revenue	1,158	1,421	2,865	3,644
Vending revenue	14	90	124	190
TOTAL SALES	68,561	74,423	163,710	177,341
COSTS AND EXPENSES:
Cost of food	17,399	18,145	41,341	43,226
Payroll and related costs	23,782	24,730	55,915	59,244
Other operating expenses	10,065	11,412	24,860	27,914
Occupancy costs	3,783	4,166	8,773	10,041
Opening costs	2	11	14	44
Cost of culinary contract services	6,400	6,717	15,348	15,532
Cost of franchise operations	409	247	974	519
Depreciation and amortization	2,677	3,222	6,440	8,126
Selling, general and administrative expenses	6,816	7,753	16,974	17,763
Other Charges	1,509	1,263	2,748	2,477
Provision for asset impairments and restaurant closings	661	1,195	1,770	2,422
Net gain on disposition of property and equipment	(2,527)	(12,651)	(2,498)	(12,501)
Total costs and expenses	70,976	66,210	172,659	174,807
INCOME (LOSS) FROM OPERATIONS	(2,415)	8,213	(8,949)	2,534
Interest income	5	19	28	19
Interest expense	(1,473)	(1,554)	(3,435)	(3,269)
Other income, net	148	55	388	86
Income (loss) before income taxes and discontinued operations	(3,735)	6,733	(11,968)	(630)
Provision for income taxes	62	93	156	213
Income (loss) from continuing operations	(3,797)	6,640	(12,124)	(843)
Loss from discontinued operations, net of income taxes	(6)	(8)	(17)	(13)
NET INCOME (LOSS)	(3,803)	6,632	(12,141)	(856)
Income (loss) per share from continuing operations:
Basic	$(0.13)	$0.22	$(0.40)	$(0.03)
Assuming dilution	$(0.13)	$0.22	$(0.40)	$(0.03)
Loss per share from discontinued operations:
Basic	$0.00	$0.00	$0.00	$0.00
Assuming dilution	$0.00	$0.00	$0.00	$0.00
Net income (loss) per share:
Basic	$(0.13)	$0.22	$(0.40)	$(0.03)
Assuming dilution	$(0.13)	$0.22	$(0.40)	$(0.03)
Weighted average shares outstanding:
Basic	30,215	29,769	30,123	29,671
Assuming dilution	30,215	29,799	30,123	29,671
 The accompanying notes are an integral part of these consolidated financial statements.

Luby’s, Inc.
Consolidated Statement of Shareholders’ Equity (unaudited)
(In thousands)

	Common Stock						Total
	Issued		Treasury		Paid-In	Retained	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Earnings	Equity
Balance at August 29, 2018	30,003	$9,602	(500)	$(4,775)	$33,872	$73,929	$112,628
Cumulative effect of accounting changes from the adoption of ASC Topic 606	—	—	—	—	—	2,479	2,479
Net loss	—	—	—	—	—	(7,489)	(7,489)
Share-based compensation expense	42	13	—	—	426	—	439
Common stock issued under employee benefit plans	81	26	—	—	(26)	—	—
Common stock issued under nonemployee benefit plans	38	12	—	—	(12)	—	—
Balance at December 19, 2018	30,164	$9,653	(500)	$(4,775)	$34,260	$68,919	$108,057
Net income	—	—	—	—	—	6,632	6,632
Share-based compensation expense	98	31	—	—	363	—	394
Common stock issued under employee benefit plans	12	4	—	—	(4)	—	—
Common stock issued under nonemployee benefit plans	15	5	—	—	(5)	—	—
Balance at March 13, 2019	30,289	$9,693	(500)	$(4,775)	$34,614	$75,551	$115,083

	Common Stock						Total
	Issued		Treasury		Paid-In	Retained	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Earnings	Equity
Balance at August 28, 2019	30,478	$9,753	(500)	$(4,775)	$34,870	$61,182	$101,030
Net loss	—	—	—	—	—	(8,338)	(8,338)
Cumulative effect of accounting changes from the adoption of ASC Topic 842	—	—	—	—	—	1,027	1,027
Share-based compensation expense	58	19	—	—	347	—	366
Common stock issued under employee benefit plans	45	15	—	—	(51)	—	(36)
Common stock issued under nonemployee benefit plans	64	20	—	—	(20)	—	—
Balance at December 18, 2019	30,645	$9,807	(500)	$(4,775)	$35,146	$53,871	$94,049
Net loss	—	—	—	—	—	$(3,803)	$(3,803)
Share-based compensation expense	101	32	—	—	334	—	366
Common stock issued under employee benefit plans	6	2	—	—	(2)	—	—
Balance at March 11, 2020	30,752	$9,841	(500)	$(4,775)	$35,478	$50,068	$90,612

The accompanying notes are an integral part of these consolidated financial statements.

Luby’s, Inc.
Consolidated Statements of Cash Flows (unaudited)
(In thousands)

	Two Quarters Ended
	March 11, 2020	March 13, 2019
	(28 weeks)	(28 weeks)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(12,141)	$(856)
Adjustments to reconcile net loss to net cash used in operating activities:
Provision for asset impairments and net (gains) losses on property sales	(727)	(10,079)
Depreciation and amortization	6,440	8,126
Amortization of debt issuance cost	577	811
Share-based compensation expense	732	823
Cash used in operating activities before changes in operating assets and liabilities	(5,119)	(1,175)
Changes in operating assets and liabilities:
Decrease (increase) in trade accounts and other receivables	509	(414)
Increase in food and supply inventories	(94)	(45)
Decrease in prepaid expenses and other assets	197	1,115
Decrease in operating lease assets	2,407	—
Decrease in operating lease liabilities	(3,541)	—
Decrease in accounts payable, accrued expenses and other liabilities	(263)	(7,110)
Net cash used in operating activities	(5,904)	(7,629)
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from disposal of assets and property held for sale	5,453	20,444
Purchases of property and equipment	(1,490)	(1,781)
Net cash provided by investing activities	3,963	18,663
CASH FLOWS FROM FINANCING ACTIVITIES:
Revolver borrowings	3,300	34,500
Revolver repayments	—	(54,500)
Proceeds from term loan	2,500	58,400
Term loan repayments	(831)	(35,169)
Debt issuance costs	—	(3,236)
Taxes paid on equity withheld	—	(12)
Net cash provided by (used in) financing activities	4,969	(17)
Net increase in cash and cash equivalents and restricted cash	3,028	11,017
Cash and cash equivalents and restricted cash at beginning of period	12,756	3,722
Cash and cash equivalents and restricted cash at end of period	$15,784	$14,739
Cash paid for:
Income taxes, net of (refunds)	$7	$51
Interest	2,647	1,951

The accompanying notes are an integral part of these consolidated financial statements.

Luby’s, Inc.
Notes to Consolidated Financial Statements (unaudited)

Note 1. Basis of Presentation

The accompanying unaudited consolidated financial statements of Luby’s, Inc. (the “Company”, "we", "our", "us", or “Luby’s”) have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements that are prepared for our Annual Report on Form 10-K. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the periods ended March 11, 2020 are not necessarily indicative of the results that may be expected for the fiscal year ending August 26, 2020.

On June 3, 2020, we announced that our Board of Directors approved a course of action whereby we will immediately pursue the sale of our operating divisions and assets, including our real estate assets, or the sale of the Company in its entirety, and distribute the net proceeds to our stockholders after payment of debt and other obligations. During the sale process, certain of our restaurants will remain open to continue to serve our guests.

We have not established a definitive timeframe for completing this process which will most likely lead to the adoption by the Board of Directors of a formal plan of sale and proceeds distribution followed by an orderly wind down of any remaining operations. Such a plan of sale and proceeds distribution will require shareholder approval. There can be no assurance that such a plan of sale and proceeds distribution will be adopted by the Board of Directors or approved by the shareholders.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. See Note 3. Going Concern.

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

Prior to the fourth quarter of fiscal 2019 our internal organization and reporting structure supported three reportable segments; Company-owned restaurants, Franchise operations and Culinary Contract Services. The Company-owned restaurants consisted of the three brands discussed above, which were aggregated into one reportable segment.  In the fourth quarter of fiscal 2019 we re-evaluated and disaggregated the Company-owned restaurants into three reportable segments based on brand name.  As such, as of the fourth quarter 2019, our five reportable segments are Luby’s cafeterias, Fuddruckers restaurants, Cheeseburger in Paradise restaurants, Fuddruckers franchise operations and Culinary Contract Services. Management believes this change better reflects the priorities and decision-making analysis around the allocation of our resources and better aligns to the economic characteristics within similar restaurant brands. We began reporting on the new structure in the fourth quarter of fiscal 2019 as reflected in our Annual Report on Form 10-K. The segment data for the comparable periods of fiscal 2019 has been recast to conform to the current period presentation. Recasting this historical information did not have an impact on the consolidated financial performance of Luby’s Inc. for any of the periods presented.

Other Charges

Other charges includes those expenses that we consider related to our restructuring efforts or are not part of our recurring operations. These expenses were included in our Selling, general, and administrative cost expense line in previously reported quarters of fiscal 2019. See Note 8 to these unaudited consolidated financial statements.

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

We elected the optional transition method to apply ASC 842 as of the effective date and therefore, we have not applied the standard to the comparative periods presented on our consolidated financial statements. We also elected the package of practical expedients that allowed us not to reassess previous accounting conclusions regarding lease identification, initial direct costs and classification for existing or expired leases as of the effective date. We did not elect the practical expedient that would have permitted us to use hindsight when determining the lease term, including option periods, and impairment of operating lease assets.

We have made an accounting policy election to account for lease components and non-lease components as a single lease component for all underlying classes of assets where (1) the lease component is predominant, (2) the lease component, if accounted for separately, would be classified as an operating lease and (3) the timing and pattern of the lease component and non-lease component are the same. We have also elected the short-term lease recognition exemption for all of our leases that allows us to not recognize right-of-use assets and related liabilities for leases with an initial term of 12 months or less and that do not include an option to purchase the underlying asset that we are reasonably certain to exercise. Our transition to ASC 842 represents a change in accounting principle.

Upon adoption of ASC 842, we recorded operating lease liabilities of approximately $32.5 million based on the present value of the remaining lease payments using discount rates as of the effective date. The current portion of the operating lease liabilities recorded was approximately $8.1 million. In addition, we recorded operating lease right-of-use assets of approximately $27.2 million , calculated as the initial amount of the operating lease liability, adjusted for amounts reclassified from other lease related asset and liability accounts (such as prepaid rent, favorable and unfavorable lease intangibles and straight-line rent timing differences), in accordance with the new guidance, and impairment of certain right-of-use assets recognized as a charge to retained earnings as of the effective date.

On the effective date, we recorded the $1.0 million net cumulative effect of the adoption as an increase to retained earnings. Included in the net cumulative effect was an adjustment of approximately $2.0 million to clear the unamortized balance for deferred gains from sale / leaseback transactions. For most future sale / leaseback transactions, the gain (adjusted for any off-market items) will be recognized immediately in the period that the sale / leaseback transaction occurs.

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

Subsequent Events
We evaluated events subsequent to March 11, 2020 through the date the financial statements were issued to determine if the nature and significance of the events warrant inclusion in our consolidated financial statements. See Note 2. for subsequent events disclosures.

Note 2. Subsequent Events

COVID-19 Pandemic
On March 13, 2020, President Trump declared a national emergency in response to the novel coronavirus disease ("COVID-19") pandemic. On March 19, 2020, Governor Greg Abbott of Texas issued a public health disaster for the state of Texas to bring the entire state in line with CDC guidelines including, (1) closing of schools statewide, (2) ban on dine-in eating and gatherings of groups of more than 10 people, and (3) closing of gyms and bars. Governor Abbott followed with an essential services order on March 31, 2020, requiring anyone who is not considered an essential, critical infrastructure worker to stay home except for essential activity, essential businesses, essential government functions and critical care facilities. Most other states, including those states where we operate, have issued similar orders. The governor of Texas began relaxing some restrictions on businesses operating in Texas beginning May 1, 2020, which permitted a gradual reopening of businesses, including restaurants, with modified operations..
The spread of the COVID-19 pandemic has affected the United States economy, our operations and those of third parties on which we rely. Beginning on March 17, 2020, we began suspending on-premise dining at our restaurants and substantially all employees at those locations were placed on furlough. By March 31, 2020 we had suspended on-premise dining at all 118 of our company-owned restaurants and had suspended all operations at 50 of our Luby's Cafeteria's, 36 company-owned Fuddruckers restaurants and our one Cheeseburger in Paradise restaurant. The 28 Luby's Cafeteria's and 3 Fuddruckers restaurants that remained open were providing take-out, drive-through and curbside pickup, or delivery with reduced operating hours and on-site staff. In addition, more than 50 percent of our general and administrative staff were placed on furlough and salaries were temporarily reduced by 50 percent for the remaining general and administrative staff and other salaried employees, including all senior management. Furthermore, our franchise owners suspended operations or moved to limited food-to-go operations at their locations, reducing the number of franchise locations in operation to 37 by early April 2020 from 90 prior to the COVID-19 pandemic.
Beginning in May 2020, we began to gradually reopen the dining rooms with state-mandated limits on guest capacity at the 28 Luby's locations and 3 Fuddruckers locations that had been previously operating with food-to-go service only. We also began to reopen restaurants that were temporarily closed. As of the date of this filing, there were 31 Luby's Cafeteria's and 8 Fuddruckers restaurants operating, all of which had their dining rooms open at limited capacity. There were 59 franchise locations in operation as of the date of this filing.
The full extent and duration of the impact of the COVID-19 pandemic on our operations and financial performance is currently unknown, and depends on future developments that are uncertain and unpredictable, including the duration of the spread of the pandemic, its impact of capital and financial markets on a macro-scale and any new information that may emerge concerning the severity of the virus, its spread to other regions, the actions to contain the virus or treat its impact, and consumer attitudes and behaviors, among others.
We are currently evaluating the potential short-term and long-term implications of the COVID-19 pandemic on our consolidated financial statements. The potential impacts will occur as early as the third quarter of fiscal 2020, and include, but are not limited to: impairment of long-lived assets, including property and equipment, definite-lived intangible assets and operating lease right-of-use assets related to our restaurants, impairment of goodwill and collectability of receivables.
See Note 3. Going Concern.
Payroll Protection Plan (PPP) Loan and Credit Facility Debt Modification
On April 21, 2020 we entered into a promissory note with Texas Capital Bank, N.A., effective April 12, 2020 that provides for a loan in the amount of $10.0 million (the "PPP loan") pursuant to the Paycheck Protection Program under the Coronavirus Aid, Relief and Economic Security Act (the "CARES Act"). The PPP Loan matures on April 12, 2022 and bears interest at a rate of 1.0% per annum. Monthly amortized principle and interest payments are deferred for six months after the date of disbursement. The PPP Loan funds were received on April 21, 2020. The PPP Loan contains events of default and other provisions customary for a loan of this type. The Payroll Protection Program provides that the use of PPP Loan amount shall be limited to certain qualifying expenses and may be partially forgiven in accordance with the terms of CARES Act to the extent applicable. We are not yet able to determine the amount that might be forgiven.
Additionally, we entered into the Third Amendment to Credit Agreement, dated April 21, 2020 (the "Third Amendment"). The Credit Agreement is further described at Note 15. Debt. The Third Amendment permitted us to incur indebtedness under the PPP Loan and terminated the $5.0 million undrawn portion of the delayed draw term loan upon receipt of the PPP Loan.
Note 3. Going Concern

The Company sustained a net loss of approximately $15.2 million and cash flow from operations was a use of cash of approximately $13.1 million in fiscal year ended August 28, 2019. In the two quarters ended March 11, 2020 (a period prior to the COVID-19 pandemic), the Company sustained a net loss of $12.1 million and cash flow from operations was a use of cash of $5.9 million. On March 13, 2020, shortly after the end of the Company's second quarter, President Trump declared a national emergency in response to the COVID-19 pandemic followed by Governor Greg Abbott of Texas issuing a public health disaster for the state of Texas on March 19, 2020. The Company took the necessary actions described in "Note 2. Subsequent Events" which further stressed the liquid financial resources of the Company. In response, the company borrowed the remaining $1.4 million available on its revolving line of credit with MSD Capital, borrowed $2.5 million on its Delayed Draw Term Loan, and applied for and received a $10.0 million PPP Loan as described in "Note 2. Subsequent Events". As of the date of this filing, the Company has no undrawn borrowing capacity under the Credit Agreement. Further, the Company does not believe that it would be able to secure any additional debt financing currently.
The full extent and duration of the impact of the COVID-19 pandemic on our operations and financial performance is currently unknown. The Company’s continuation as a going concern is dependent on its ability to generate sufficient cash flows from operations and its ability to generate proceeds from real estate property sales to meet its obligations. The above conditions and events, in the aggregate, raise substantial doubt about the Company’s ability to continue as a going concern. Notwithstanding the aforementioned substantial doubt, the accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result should the Company be unable to continue as a going concern Management has assessed the Company’s ability to continue as a going concern as of the balance sheet date, and for at least one year beyond the financial statement issuance date. The assessment of a company’s ability to meet its obligations is inherently judgmental.
On June 3, 2020, the Company announced that the Board of Directors of the Company will aggressively pursue a sale of its operations and assets and distribute the net proceeds to our stockholder, after payment of debt and other obligations. This course of action is more fully explained in "Note 1 - Basis of Presentation". We have not established a timeframe, nor have we committed to a plan, but such a plan could extend beyond one year. Until an actionable plan is approved, we believe we will be able to meet our obligations for the next 12 months when they come due through 1) cash flow from operating certain restaurants, 2) available cash balances, and 3) proceeds generated from real estate property sales as discussed below.
Throughout April and May of 2020, the Company reviewed and modified many aspects of its operating plan within its restaurants and corporate overhead. The Company is now operating at an increased level of operational cost efficiency. These efforts are expected to mitigate the adverse impacts of COVID-19. Additionally, the sale of some assets will likely be necessary for the Company to generate cash to fund its operations. The Company has historically been able to successfully generate proceeds from property sales. Although the Company has been successful in these endeavors in the past, there are no assurances the Company will generate sufficient funds to meet all its obligations as they become due. The following conditions were considered in management’s evaluation of going concern and its efforts to mitigate that concern:
•Revamping restaurant operations to generate cost efficiencies resulting in higher restaurant operating margins even if sales levels do not return to pre-COVID-19 pandemic levels. As the restaurants adapted to the new operating environment, a lower cost labor model was deployed, food costs declined as menu offerings were concentrated among the historically top selling items, and various restaurant service and supplier costs were reevaluated.
•Restructuring of corporate overhead earlier in calendar 2020 prior to the pandemic, including a transition to 3rd party provider for certain accounting and payroll function. Significant further restructuring took place in April and May of 2020, as we reviewed all corporate service providers, information technology needs, and personnel requirements to support a reduced level of operations going forward.
•Securing the PPP Loan which was necessary for funding continuing operations. We believe that a portion of the loan will be eligible for forgiveness; however, that amount cannot currently be calculated.
•Continued efforts to close real estate sales transactions with anticipated aggregate sales proceeds in excess of $20.0 million prior to the end of fiscal 2020. In addition, the we have identified other real estate properties that may be sold to generate funds for ongoing operations should the identification of a buyer for one or more of the operating divisions not occur timely.
We believe these plans are sufficient to overcome the significant doubt whether we can meet our liquidity needs for the 12 months from the issuance of these financial statements. However, we can not predict with certainty that these efforts will be successful or sufficient.

Note 4. Cash, Cash Equivalents and Restricted Cash

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within our consolidated balance sheets that sum to the total of the same such amounts shown in the consolidated statements of cash flows:

	March 11, 2020	August 28, 2019
	(in thousands)
Cash and cash equivalents	$7,080	$3,640
Restricted cash and cash equivalents	8,704	9,116
Total cash and cash equivalents shown in our consolidated statements of cash flows	$15,784	$12,756

Amounts included in restricted cash represent those required to be set aside for (1) maximum amount of interest payable in the next 12 months under the 2018 Credit Agreement (see Note 15), (2) collateral for letters of credit issued for potential insurance obligations, which letters of credit expire within 12 months and (3) prefunding of the credit limit under our corporate purchasing card program.

Note 5. Revenue Recognition

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
We typically use one of the following types of client contracts:
Fee-Based Contracts Revenue from fee-based contracts is based on our costs incurred and invoiced to the client for reimbursement along with the agreed management fee, which may be calculated as a fixed dollar amount or a percentage of sales or other variable measure. Some fee-based contracts entitle us to receive incentive fees based upon our performance under the contract, as measured by factors such as sales, operating costs and client satisfaction surveys. This potential incentive revenue is allocated entirely to the management services performance obligation. We recognize revenue from our management fee and payroll cost reimbursement over time as the services are performed. We recognize revenue from our food and 3rd party purchases reimbursement at the point in time when the vendor delivers the goods or performs the services.
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

	Gift Cards, net of discounts	Franchise Fees
	(In thousands)
Balance at August 28, 2019	$2,882	$1,287
Revenue recognized that was included in the contract liability balance at the beginning of the year	(978)	(20)
Increase, net of amounts recognized as revenue during the period	1,455	—
Balance at March 11, 2020	$3,359	$1,267

The following table illustrates the estimated revenues expected to be recognized in the future related to our deferred franchise fees that are unsatisfied (or partially unsatisfied) as of March 11, 2020:

Franchise Fees
(In thousands)
Remainder of fiscal 2020	$17
Fiscal 2021	38
Fiscal 2022	38
Fiscal 2023	38
Fiscal 2024	38
Thereafter	343
Total operating franchise restaurants	512
Franchise restaurants not yet opened(1)	755
Total	$1,267

(1) Amortization of the deferred franchise fees will begin when the restaurant commences operations and revenue will be recognized straight-line over the franchise term (which is typically 20 years). If the franchise agreement is terminated, the deferred franchise fee will be recognized in full in the period of termination.

Disaggregation of Total Revenues (in millions):

	Quarter Ended		Two Quarters Ended
	March 11, 2020	March 13, 2019	March 11, 2020	March 13, 2019
	(in millions)
Revenue from performance obligations:
Satisfied at a point in time	$63.8	$69.2	$152.0	$165.0
Satisfied over time	4.8	5.2	11.7	12.3
Total Sales	$68.6	$74.4	$163.7	$177.3

See Note 7. Reportable Segments for disaggregation of revenue by reportable segment.

Note 6. Leases

Lessee
We determine if a contract contains a lease at the inception date of the contract. Our material operating leases consist of restaurant locations and administrative facilities ("Property Leases"). U.S. GAAP requires that our leases be evaluated and classified as operating or finance leases for financial reporting purposes. The classification evaluation begins at the date on which the leased asset is available for our use (the “Commencement Date”) and the lease term used in the evaluation includes the non-cancellable period for which we have the right to use the underlying asset, together with renewal option periods when the exercise of the renewal option is reasonably certain and failure to exercise such option would result in an economic penalty (the "Reasonably Certain Lease Term"). Our lease agreements generally contain a primary term of five to 30 years with one or more options to renew or extend the lease generally from one to five years each. In addition to leases for our restaurant locations and administrative facilities, we also lease vehicles and administrative equipment under operating leases. As of March 11, 2020, we did not have any finance leases.
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

Lessor
We occasionally lease or sublease certain restaurant properties to our franchisees or to third parties. The lease descriptions, terms, variable lease payments and renewal options are generally similar to our lessee leases described above. Similar to our lessee accounting, we elected the lessor practical expedient that allows us to not separate non-lease components from lease components in regard to all property leases where we are the lessor. As of March 11, 2020, we did not have any sales-type or direct financing leases.
Supplemental balance sheet information related to our leases was as follows:

Operating Leases	Classification	March 11, 2020
		(in thousands)
Right-of-use assets	Operating lease right-of-use assets	$24,296

Current lease liabilities	Operating lease liabilities-current	$5,916
Non-current lease liabilities	Operating lease liabilities-noncurrent	23,047
Total lease liabilities		$28,963
Weighted-average lease terms and discount rates at March 11, 2020 were as follows:

Weighted-average remaining lease term	6.02 years

Weighted-average discount rate	9.6%
Components of lease expense were as follows:

	12 Weeks Ended	28 Weeks Ended
	March 11, 2020
	(in thousands)
Operating lease expense	$1,874	$4,412
Variable lease expense	257	553
Short-term lease expense	62	125
Sublease expense	161	382
Total lease expense	$2,354	$5,472
Operating lease income is included in other income on our consolidated statements of operations and was comprised of:

	12 Weeks Ended	28 Weeks Ended
	March 11, 2020
	(in thousands)
Operating lease income	$213	$503
Sublease income	114	286
Variable lease income	33	109
Total lease income	$360	$898
Supplemental disclosures of cash flow information related to leases were as follows:

	12 Weeks Ended	28 Weeks Ended
	March 11, 2020
	(in thousands)
Cash paid for amounts included in the measurement of lease liabilities	$2,431	$5,282

Right-of-use assets obtained in exchange for lease liabilities	$903	$903

Operating lease obligations maturities in accordance with Topic 842 as of March 11, 2020 were as follows:

(in thousands)
Remainder of FY 2020	$3,323
FY 2021	8,273
FY 2022	6,066
FY 2023	5,133
FY 2024	4,244
Thereafter	11,855
Total lease payments	38,894
Less: imputed interest	(9,931)
Present value of operating lease obligations	$28,963
The operating lease obligation and rent expense tables above include amounts related to two leases with related parties, which are further described at "Note 14. Related Parties".
Annual future minimum lease payments under non-cancelable operating leases with terms in excess of one year as of August 28, 2019 in accordance with the previous lease accounting standard (ASC 840) are as follows:

Fiscal Year Ending:	(In thousands)
August 26, 2020	$8,841
August 25, 2021	7,155
August 31, 2022	5,643
August 30, 2023	4,410
August 28, 2024	3,768
Thereafter	10,312
Total minimum lease payments	$40,129

Note 7. Reportable Segments

As more fully discussed at "Note 1. Basis of Presentation", in the fourth quarter of fiscal 2019, the Company reevaluated its reportable segments and has disaggregated its Company-owned restaurants into three reportable segments; Luby’s cafeterias, Fuddruckers restaurants and Cheeseburger in Paradise restaurants. We began reporting on the new structure in the fourth quarter of fiscal 2019. The segment data for the comparable periods presented has been recast to conform to the current period presentation. We have five reportable segments: Luby’s cafeterias, Fuddruckers restaurants, Cheeseburger in Paradise restaurants, Fuddruckers franchise operations, and Culinary contract services.

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

The Luby’s cafeterias segment includes the results of our company-owned Luby’s Cafeterias restaurants. The total number of Luby’s cafeterias at March 11, 2020 and August 28, 2019 were 78 and 79, respectively.

The Fuddruckers restaurant segment includes the results of our company-owned Fuddruckers restaurants. The total number of Fuddruckers restaurants at March 11, 2020 and August 28, 2019 were 39 and 44, respectively.

The Cheeseburger in Paradise restaurant segment includes the results of our Cheeseburger in Paradise restaurants. The total number of Cheeseburger in Paradise restaurants at both March 11, 2020 and August 28, 2019 was one.

Culinary Contract Services ("CCS")

CCS, branded as Luby’s Culinary Services, consists of a business line servicing healthcare, sport stadiums, corporate dining clients, and sales through retail grocery stores. The healthcare accounts are full service and typically include in-room delivery, catering, vending, coffee service, and retail dining. CCS had contracts with long-term acute care hospitals, acute care medical centers, ambulatory surgical centers, retail grocery stores, behavioral hospitals, a senior living facility, sports stadiums, government, and business and industry clients. CCS has the unique ability to deliver quality services that include facility design and procurement as well as nutrition and branded food services to our clients. The cost of culinary contract services on our consolidated statements of operations includes all food, payroll and related costs, other operating expenses, and other direct general and administrative expenses related to CCS sales. The total number of CCS contracts at March 11, 2020 and August 28, 2019 were 28 and 31, respectively.

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

The number of franchised restaurants at March 11, 2020 and August 28, 2019 were 90 and 102, respectively.

Segment Table

The tables below show segment financial information. The table also lists total assets for each reportable segment. Corporate assets include cash and cash equivalents, restricted cash, property and equipment, assets related to discontinued operations, property held for sale, deferred tax assets, and prepaid expenses.

	Quarter Ended		Two Quarters Ended
	March 11, 2020	March 13, 2019	March 11, 2020	March 13, 2019
	(12 weeks)	(12 weeks)	(28 weeks)	(28 weeks)
	(In thousands)
Sales:
Luby's cafeterias	$47,886	$48,621	$115,031	$117,229
Fuddruckers restaurants	11,872	16,246	27,551	37,879
Cheeseburger in Paradise restaurants	647	592	1,492	1,550
Culinary contract services	6,998	7,543	16,772	17,039
Fuddruckers franchise operations	1,158	1,421	2,865	3,644
Total	$68,561	$74,423	$163,711	$177,341
Segment level profit:
Luby's cafeterias	$4,877	$6,153	$12,786	$15,148
Fuddruckers restaurants	527	959	494	1,416
Cheeseburger in Paradise restaurants	(28)	(106)	(95)	(331)
Culinary contract services	598	826	1,424	1,507
Fuddruckers franchise operations	749	1,174	1,890	3,125
Total	$6,723	$9,006	$16,499	$20,865
Depreciation and amortization:
Luby's cafeterias	$1,738	$2,039	$4,182	$5,042
Fuddruckers restaurants	387	548	937	1,881
Cheeseburger in Paradise restaurants	19	26	47	81
Culinary contract services	5	24	17	46
Fuddruckers franchise operations	178	177	414	413
Corporate	350	408	843	663
Total	$2,677	$3,222	$6,440	$8,126
Capital expenditures:
Luby's cafeterias	$414	$447	$1,238	$1,404
Fuddruckers restaurants	90	39	139	148
Cheeseburger in Paradise restaurants	—	11	2	11
Culinary contract services	—	(44)	—	9
Fuddruckers franchise operations	—	—	14	—
Corporate	41	209	97	209
Total	545	$662	$1,490	$1,781

	Quarter Ended		Two Quarters Ended
	March 11, 2020	March 13, 2019	March 11, 2020	March 13, 2019
	(12 weeks)	(12 weeks)	(28 weeks)	(28 weeks)
	(In thousands)
Income (loss) before income taxes and discontinued operations:
Segment level profit	$6,723	$9,006	$16,499	$20,865
Opening costs	(2)	(11)	(14)	(44)
Depreciation and amortization	(2,677)	(3,222)	(6,440)	(8,126)
Selling, general and administrative expenses	(6,816)	(7,753)	(16,974)	(17,763)
Other charges	(1,509)	(1,263)	(2,748)	(2,477)
Provision for asset impairments and restaurant closings	(661)	(1,195)	(1,770)	(2,422)
Net gain on disposition of property and equipment	2,527	12,651	2,498	12,501
Interest income	5	19	28	19
Interest expense	(1,473)	(1,554)	(3,435)	(3,269)
Other income, net	148	55	388	86
Total	$(3,735)	$6,733	$(11,968)	$(630)

	March 11, 2020	August 28, 2019
	(In thousands)
Total assets:
Luby's cafeterias	$106,132	$107,287
Fuddruckers restaurants (1)	37,984	25,725
Cheeseburger in Paradise restaurants (2)	363	829
Culinary contract services	7,212	6,703
Fuddruckers franchise operations (3)	9,494	10,034
Corporate	42,112	$35,422
Total	$203,297	$186,000

(1) Includes Fuddruckers trade name intangible of 7.2 million and 7.5 million at March 11, 2020 and August 28, 2019, respectively.
(2) Includes Cheeseburger in Paradise liquor licenses, and Jimmy Buffett intangibles of $45 thousand and $46 thousand at March 11, 2020 and August 28, 2019, respectively.
(3) Fuddruckers franchise operations segment includes royalty intangibles of $8.8 million and $9.2 million at March 11, 2020 and August 28, 2019 respectively.

Note 8. Other Charges
Other charges includes those expenses that we consider related to our restructuring efforts or are not part of our ongoing operations.

	Quarter Ended		Two Quarters Ended
	March 11 2020	March 13 2019	March 11 2020	March 13 2019
	(In thousands)
Proxy communication related	$—	$1,061	$—	$1,802
Employee severances	544	173	1,162	645
Restructuring related	966	30	1,586	30
Total Other charges	$1,510	$1,264	$2,748	$2,477

Note 9. Fair Value Measurements

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

GAAP establishes a three-tier fair value hierarchy, which prioritizes the inputs used to measure fair value. These tiers include:

•Level 1: Defined as observable inputs such as quoted prices in active markets for identical assets or liabilities as of the reporting date. Active markets are those in which transactions for the asset or liability occur in sufficient frequency and volume to provide pricing information on an ongoing basis.
◦
•Level 2: Defined as pricing inputs other than quoted prices in active markets included in Level 1, which are either directly or indirectly observable as of the reporting date. Level 2 includes those financial instruments that are valued using models or other valuation methodologies. These models are primarily industry-standard models that consider various assumptions, including quoted forward prices for commodities, time value, volatility factors, and current market and contractual prices for the underlying instruments, as well as other relevant economic measures.
◦
•Level 3: Defined as pricing inputs that are unobservable from objective sources. These inputs may be used with internally developed methodologies that result in management’s best estimate of fair value.

The fair values of the Company's cash and cash equivalents, restricted cash and cash equivalents, trade receivables and other receivables, net, and accounts payable approximate their carrying value due to their short duration. The carrying value of the Company's total credit facility debt, net of unamortized discounts and debt issue costs, at March 11, 2020 and August 28, 2019 was approximately $50.8 million and $45.4 million, respectively, which approximates fair value because the applicable interest rate is adjusted frequently based on short-term market rates (Level 2).

There were no recurring fair value measurements related to assets at March 11, 2020 or March 13, 2019 . We terminated our interest rate swap in the first quarter of fiscal 2019 and received cash proceeds of approximately $0.3 million which is recorded in other income.

There were no recurring fair value measurements related to liabilities at March 11, 2020. The fair value of the Company's 2017 Performance Based Incentive Plan liabilities was zero at March 13, 2019.

Non-recurring fair value measurements related to impaired property held for sale and property and equipment consisted of the following:

		Fair Value Measurement Using
	March 11, 2020	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Impairments(3)
Nonrecurring Fair Value Measurements		(In thousands)
Continuing Operations
Property held for sale (1)	$3,362	$—	$—	$3,362	$(14)
Operating lease right-of-use assets (2)	—	—	—	—	(1,181)
Total Nonrecurring Fair Value Measurements	$3,362	$—	$—	$3,362	$(1,195)
(1) In accordance with Subtopic 360-10, long-lived assets held for sale with a carrying value of approximately $3.4 million were written down to their fair value, less cost to sell, of approximately $3.4 million, resulting in an impairment charge of approximately $14 thousand.
(2) In accordance with Subtopic 360-10, operating lease right-to-use assets with a carrying value of approximately $1.2 million were written down to their fair value of zero, resulting in an impairment charge of approximately $1.2 million.
(3) Total impairments for continuing operations are included in provision for asset impairments and restaurant closings in our consolidated statement of operations for the two quarters ended March 11, 2020.

		Fair Value Measurement Using
	March 13, 2019	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Impairments(3)
Nonrecurring Fair Value Measurements		(In thousands)
Continuing Operations
Property held for sale (1)	$6,573	$—	$—	$6,573	$(62)
Property and equipment related to company-owned restaurants (2)	704	—	—	704	(1,129)
Total Nonrecurring Fair Value Measurements	$7,277	$—	$—	$7,277	$(1,191)
(1) In accordance with Subtopic 360-10, long-lived assets held for sale with a carrying value of approximately $6.6 million were written down to their fair value, less costs to sell, of approximately $6.6 million, resulting in an impairment charge of approximately $62 thousand.
(2) In accordance with Subtopic 360-10, long-lived assets held and used with a carrying amount of approximately $1.8 million were written down to their fair value of approximately $0.7 million, resulting in an impairment charge of approximately $1.1 million.
(3) Total impairments are included in provision for asset impairments and restaurant closings in our unaudited consolidated statement of operations for the two quarters ended March 13, 2019.

Note 10. Income Taxes

No cash payments of estimated federal income taxes were made during the two quarters ended March 11, 2020 and March 13, 2019, respectively. Deferred tax assets and liabilities are recorded based on differences between the financial reporting basis and the tax basis of assets and liabilities using currently enacted rates and laws that will be in effect when the differences are expected to reverse.

Deferred tax assets are recognized to the extent future taxable income is expected to be sufficient to utilize those assets prior to their expiration. If current available evidence and information raises doubt regarding the realization of the deferred tax assets, on a more likely than not basis, a valuation allowance is necessary. In evaluating our ability to realize the Company's deferred tax assets, the Company considered available positive and negative evidence, scheduled reversals of deferred tax liabilities, tax-planning strategies, and results of recent operations. As of March 11, 2020, management continues to maintain a full valuation allowance against net deferred tax assets.

The effective tax rate ("ETR") for continuing operations was a negative 1.6% for the quarter ended March 11, 2020 and 1.4% for the quarter ended March 13, 2019. The ETR for the quarter ended March 11, 2020 differs from the federal statutory rate of 21% due to management's full valuation allowance conclusion, anticipated federal jobs credits, state income taxes, and other discrete items.

The ETR for continuing operations was a negative 1.3% for the two quarters ended March 11, 2020 and a negative 33.8% for the two quarters ended March 13, 2019. The ETR for the two quarters ended ended March 11, 2020 differs from the federal statutory rate of 21% due to management's full valuation allowance conclusion, anticipated federal jobs credits, state income taxes, and other discrete items.

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

Note 11. Property and Equipment, Intangible Assets and Goodwill

The costs, net of impairment, and accumulated depreciation of property and equipment at March 11, 2020 and August 28, 2019, together with the related estimated useful lives used in computing depreciation and amortization, were as follows:

	March 11, 2020	August 28, 2019	Estimated Useful Lives (years)
	(In thousands)
Land	$45,822	$45,845		—
Restaurant equipment and furnishings	68,437	67,015	3	to	15
Buildings	127,011	126,957	20	to	33
Leasehold and leasehold improvements	22,164	22,098	Lesser of lease term or estimated useful life
Office furniture and equipment	3,315	3,364	3	to	10
	266,749	265,279
Less accumulated depreciation and amortization	(149,319)	(143,536)
Property and equipment, net	$117,430	$121,743
Intangible assets, net	$16,025	$16,781	15	to	21

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

The aggregate amortization expense related to intangible assets subject to amortization was approximately $0.8 million and $0.7 million for the two quarters ended March 11, 2020 and March 13, 2019, respectively. The aggregate amortization expense related to intangible assets subject to amortization is expected to be approximately $1.4 million in each of the next five successive fiscal years.

The following table presents intangible assets as of March 11, 2020 and August 28, 2019:

	March 11, 2020			August 29, 2018
	(In thousands)			(In thousands)
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible Assets Subject to Amortization:

Fuddruckers trade name and franchise agreements	$29,486	$(13,506)	$15,980	$29,486	$(12,752)	$16,734

Cheeseburger in Paradise trade name and license agreements	146	(101)	45	146	(99)	47

Intangible assets, net	$29,632	$(13,607)	$16,025	$29,632	$(12,851)	$16,781

Goodwill, net of accumulated impairments of approximately $1.9 million, was approximately $514 thousand as of March 11, 2020 and August 28, 2019, respectively. Goodwill has been allocated and impairment is assessed at the reporting level, which is the individual restaurants within our Fuddruckers and Cheeseburger in Paradise reporting segments that were acquired in fiscal 2010 and fiscal 2013, respectively. The net Goodwill balance at March 11, 2020 is comprised of amounts assigned to one Cheeseburger in Paradise restaurant that is still operated by us, and the goodwill from the Fuddruckers acquisition in 2010. The Company performs a goodwill impairment test annually as of the end of the second fiscal quarter of each year and more frequently when negative conditions or a triggering event arises. Management prepares valuations for each of its restaurants using a discounted cash flow analysis (Level 3 inputs) to determine the fair value of each reporting unit for comparison with the reporting unit's carrying value in determining if there has been an impairment of goodwill at the reporting level.

The Company recorded no goodwill impairment charges during the two quarters ended March 11, 2020 and March 13, 2019.

Note 12. Impairment of Long-Lived Assets, Discontinued Operations, Property Held for Sale and Store Closings

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

We recognized the following impairment charges to income from operations:

	Quarter Ended
	March 11, 2020	March 13, 2019
	(28 weeks)	(28 weeks)
	(In thousands, except per share data)
Provision for asset impairments and restaurant closings	$1,770	$2,422
Net gain on disposition of property and equipment	(2,498)	(12,501)
	$(728)	$(10,079)
Effect on EPS:
Basic	$0.02	$0.34
Assuming dilution	$0.02	$0.34

The $1.8 million provision for asset impairments and restaurant closings for the two quarters ended March 11, 2020 was due primarily to the impairment of certain surplus equipment written down to fair value and the right-of-use asset for two of our leased locations where we ceased operations during the period.

The $2.5 million net gain on disposition of property and equipment for the two quarters ended March 11, 2020 was primarily related to gains on the sale of two previously held for sale properties partially offset by routine asset retirements.

The $2.4 million provision for asset impairments and restaurant closings for the two quarters ended March 13, 2019 was primarily related to assets at 8 property locations, 6 properties held for sale and one international joint venture investment written down to their fair values.

The $12.5 million net gain on disposition of property and equipment for the two quarters ended March 13, 2019 is primarily related to gains on the sale and leaseback of two properties partially offset by routine asset retirements.

Discontinued Operations

As a result of the first quarter fiscal 2010 adoption of our Cash Flow Improvement and Capital Redeployment Plan, we reclassified 24 Luby’s Cafeterias to discontinued operations. As of March 11, 2020, one location remains held for sale.

The following table sets forth the assets and liabilities for all discontinued operations:

	March 11, 2020	August 28, 2019
	(In thousands)
Property and equipment	$1,813	$1,813
Assets related to discontinued operations—non-current	$1,813	$1,813
Accrued expenses and other liabilities	$5	$14
Liabilities related to discontinued operations—current	$5	$14

As of March 11, 2020, we had one property classified as discontinued operations. The asset carrying value of the owned property was approximately $1.8 million and is included in assets related to discontinued operations. We are actively marketing this property for sale. The asset carrying value at one other property with a ground lease, included in discontinued operations, was previously impaired to zero.

The following table sets forth the sales and pretax losses reported from discontinued operations:

	Two Quarters Ended
	March 11, 2020	March 13, 2019
	(28 weeks)	(28 weeks)
	(In thousands)
Sales	$—	$—

Pretax loss	$(17)	$(13)
Income tax expense from discontinued operations	—	—
Loss from discontinued operations, net of income taxes	$(17)	$(13)

The following table summarizes discontinued operations for the two quarters of fiscal 2020 and 2019:

	Two Quarters Ended
	March 11, 2020	March 13, 2019
	(28 weeks)	(28 weeks)
	(In thousands, except per share data)
Discontinued operating loss	$(17)	$(13)
Impairments	—	—
Pretax loss	(17)	(13)
Income tax expense from discontinued operations	—	—
Loss from discontinued operations, net of income taxes	$(17)	$(13)
Effect on EPS from discontinued operations—basic	$(0.00)	$(0.00)

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

At March 11, 2020, and August 28, 2019 we had 12 and 14 owned properties with a carrying value of approximately $13.8 million and $16.5 million, respectively, in property held for sale. During the two quarters ended March 11, 2020, two properties were sold that were previously classified as held for sale. The pretax profit (loss) for the disposal group of 12 locations operating for the two quarters ended March 11, 2020 and March 13, 2019 was a pretax gain of approximately $0.1 million and a pretax loss of approximately $0.1 million, respectively.

We are actively marketing the locations currently classified as property held for sale.

Abandoned Leased Facilities - Liability for Store Closings

As of March 11, 2020, we classified 10 leased restaurants located in Arizona, California, Illinois, Maryland, and Texas as abandoned. Although we remain obligated under the terms of the leases for the rent and other costs that may be associated with the leases, we decided to cease operations and we have no foreseeable plans to occupy the spaces as a company restaurant in the future. In connection with the adoption of ASC 842 (see Note 1.), we reclassified the rent portion of the liability for store closings in the amount of $1.0 million to operating lease liabilities-current. During the two quarters ended March 11, 2020, three of the leases we considered abandoned as of August 28, 2019 expired and the operating lease liability-current of approximately $0.6 million for these three locations was reclassified to the liability for store closings. The liability at March 11,

2020 is equal to our estimate of direct costs for the remaining period of time the properties will be unoccupied as well as unpaid rent and direct costs for the three expired leases discussed above. Accrued lease termination expense liability was approximately $1.0 million and $1.4 million as of March 11, 2020 and August 28, 2019, respectively.

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

Note 14. Related Parties

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

Under the terms of the Amended and Restated Master Sales Agreement, the Pappas entities may provide specialized (customized) equipment fabrication and basic equipment maintenance, including stainless steel stoves, shelving, rolling carts, and chef tables. The Company incurred zero and $13 thousand under the Amended and Restated Master Sales Agreement for custom-fabricated and refurbished equipment in the two quarters ended March 11, 2020 and March 13, 2019, respectively. Services provided under this agreement are subject to review and approval by the Finance and Audit Committee of our Board of Directors.

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

For the two quarters ended March 11, 2020 and March 13, 2019, affiliated rents incurred as a percentage of relative total Company cost was 0.58% and 0.57%, respectively. Rent payments under the two lease agreements described above were $300 thousand and $314 thousand, respectively.

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

Paulette Gerukos, Vice President of Human Resources of the Company, is the sister-in-law of Harris J. Pappas.

Note 15. Debt

The following table summarizes credit facility debt, less current portion at March 11, 2020 and August 28, 2019 (in thousands):

	March 11, 2020	August 28, 2019
Long-Term Debt
2018 Credit Agreement - Revolver	$8,600	$5,300
2018 Credit Agreement - Term Loan	45,067	43,399
Total credit facility debt	53,667	48,699
Less:
Unamortized debt issue costs	(1,630)	(1,887)
Unamortized debt discount	(1,202)	(1,373)
Total credit facility debt, less unamortized debt issuance costs	50,835	45,439
Current portion of credit facility debt	2,567	—
Credit facility debt, less current portion	$48,268	$45,439

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
On July 31, 2019, the Company entered into the First Amendment to the 2018 Credit Agreement (the “First Amendment”) to extend the 2018 Delayed Draw Term Loan expiration date for up to one year to the earlier to occur of (a) the date on which the commitments under the 2018 Delayed Draw Term Loan have been terminated or reduced to zero in accordance with the terms of the 2018 Credit Agreement and (b) September 13, 2020. On December 18, 2019, the Company entered into the Second Amendment to the 2018 Credit Agreement which did not change any terms of the agreement permanently. The amendment only decreased the amount of mandatory prepayment related to the sale of two properties in the .quarter ended March 11, 2020. See Note 2. Subsequent Events for discussion of Third Amendment entered subsequent to the end of the second quarter of fiscal 2020..
Borrowings under the 2018 Revolver, 2018 Delayed Draw Term Loan, and 2018 Term Loan will bear interest at the London InterBank Offered Rate ("LIBOR") plus 7.75% per annum. Interest is payable quarterly and accrues daily. Under the terms of the 2018 Credit Agreement, the maximum amount of interest payable, based on the aggregate principal amount of $80.0 million and interest rates in effect at December 13, 2018, in the next 12 months was required to be prefunded at the closing date of the 2018 Credit Agreement. The prefunded amount at March 11, 2020 of approximately $6.1 million is recorded in restricted cash and cash equivalents on the Company's consolidated balance sheet. LIBOR is set to terminate in December, 2021. We expect to agree to a replacement rate with MSD prior to the LIBOR termination.
The 2018 Credit Facility is subject to the following minimum amortization payments: 1st anniversary: $10.0 million; 2nd anniversary: $10.0 million; 3rd anniversary: $15.0 million; and 4th anniversary: $15.0 million.
The Company also pays a quarterly commitment fee based on the unused portion of the 2018 Revolver and the 2018 Delayed Draw Term Loan at 0.50% per annum. Voluntary prepayments, refinancing and asset dispositions constituting a sale of all or substantially all assets, under the 2018 Delayed Draw Term Loan and the 2018 Term Loan are subject to a make whole premium during years one and two equal to the present value of all interest otherwise owed from the date of the prepayment through the end of year two, a 2.0% fee during year three, and a 1.0% fee during year four. Finally, the Company paid to the lenders a one-time fee of $1.6 million in connection with the closing of the 2018 Credit Facility.
Indebtedness under the 2018 Credit Facility is secured by a security interest in, among other things, all of the Company’s present and future personal property (other than certain excluded assets), all of the personal property of its guarantors (other than certain excluded assets) and all Mortgaged Property (as defined in the 2018 Credit Agreement) of the Company and its subsidiaries.
The 2018 Credit Facility contains customary covenants and restrictions on the Company’s ability to engage in certain activities, including financial performance covenants, asset sales and acquisitions, and contains customary events of default. Specifically, among other things, the Company is required to maintain minimum Liquidity (as defined in the 2018 Credit Agreement) of $3.0 million as of the last day of each fiscal quarter and a minimum Asset Coverage Ratio (as defined in the 2018 Credit Agreement) of 2.50 to 1.00. As of March 11, 2020, the Company was in full compliance with all covenants with respect to the 2018 Credit Facility.
All amounts owing by the Company under the 2018 Credit Facility are guaranteed by the subsidiaries of the Company.
As of March 11, 2020 we had approximately $1.7 million committed under letters of credit, which are used as security for the payment of insurance obligations and are fully cash collateralized, and approximately $0.1 million in other indebtedness.
As of June 5, 2020, the Company was in compliance with all covenants under the terms of the 2018 Credit Agreement.
2016 Credit Agreement
On December 13, 2018, the 2016 Credit Agreement was terminated with all outstanding amounts paid in full.
Note 16. Share-Based Compensation

We have two active share based stock plans, the Luby's Incentive Stock Plan, as amended and restated effective December 5, 2015 (the "Employee Stock Plan") and the Non-employee Director Stock Plan, as amended and restated effective February 9, 2018. Both plans authorize the granting of stock options, restricted stock, and other types of awards consistent with the purpose of the plans.

Of the aggregate 2.1 million shares approved for issuance under the Non-employee Director Stock Plan, as amended, 1.8 million options, restricted stock units and restricted stock awards have been granted to date, and 0.1 million options were canceled or expired and added back into the plan since the plan’s inception. As of March 11, 2020, approximately 0.4 million shares remain available for future issuance. Compensation costs for share-based payment arrangements under the Non-employee Director Stock Plan, recognized in selling, general and administrative expenses, for the two quarters ended March 11, 2020 and March 13, 2019 was approximately $390 thousand and $289 thousand, respectively, and approximately $237 thousand and $168 thousand for the quarters ended March 11, 2020 and March 13, 2019, respectively.

Of the aggregate 4.1 million shares approved for issuance under the Employee Stock Plan, as amended, 7.3 million options and restricted stock units have been granted to date, and 4.5 million options and restricted stock units were canceled or expired and added back into the plan since the plan’s inception in 2005. As of March 11, 2020, approximately 1.4 million shares remain available for future issuance. Compensation costs for share-based payment arrangements under the Employee Stock Plan, recognized in selling, general and administrative expenses, for the two quarters ended March 11, 2020 and March 13, 2019 was approximately $136 thousand and $296 thousand, respectively, and approximately $40 thousand and $113 thousand, respectively, for the quarters ended March 11, 2020 and March 13, 2019.

Stock Options

Stock options granted under either the Employee Stock Plan or the Non-employee Director Stock Plan have exercise prices equal to the market price of the Company’s common stock at the date of the grant.

Option awards under the Non-employee Director Stock Plan generally vest 100% on the first anniversary of the grant date and expire ten years from the grant date. No options were granted under the Non-employee Director Stock Plan in the two quarters ended March 11, 2020. No options to purchase shares were outstanding under this plan as of March 11, 2020.

Options granted under the Employee Stock Plan generally vest 50% on the first anniversary date of the grant date, 25% on the second anniversary of the grant date and 25% on the third anniversary of the grant date, with all options expiring ten years from the grant date. No options were granted in the two quarters ended March 11, 2020. Options to purchase 1,174,247 shares at option prices of $2.82 to $5.95 per share remain outstanding as of March 11, 2020.

A summary of the Company’s stock option activity for the two quarters ended March 11, 2020 is presented in the following table:

	Shares Under Fixed Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
		(Per share)	(In years)	(In thousands)
Outstanding at August 28, 2019	1,387,412	$4.06	5.7	$—
Cancelled / Forfeited	(53,165)	$4.54	—	—
Expired	(160,000)	$3.44	—	—
Outstanding at March 11, 2020	1,174,247	$4.12	5.9	$—
Exercisable at March 11, 2020	1,108,153	$4.20	5.8	$—

The intrinsic value for stock options is defined as the difference between the current market value, or closing price on March 11, 2020, and the grant price on the measurement dates in the table above.

At March 11, 2020, there was approximately $46 thousand of total unrecognized compensation cost related to unvested options that are expected to be recognized over a weighted-average period of 0.7 years.

Restricted Stock Units

Grants of restricted stock units consist of the Company’s common stock and generally vest after three years. All restricted stock units are cliff-vested. Restricted stock units are valued at the closing market price of the Company’s common stock at the date of grant.

A summary of the Company’s restricted stock unit activity during the two quarters ended March 11, 2020 is presented in the following table:

	Restricted Stock Units	Weighted Average Fair Value	Weighted- Average Remaining Contractual Term
		(Per share)	(In years)
Unvested at August 28, 2019	274,009	$3.40	1.2
Granted	65,236	$2.27	—
Vested	(121,111)	$4.27	—
Unvested at March 11, 2020	218,134	$2.62	2.1

At March 11, 2020, there was approximately $0.2 million of total unrecognized compensation cost related to unvested restricted stock units that is expected to be recognized over a weighted-average period of 2.1 years.

Performance Based Incentive Plan

The 2018 TSR Performance Based Incentive Plan (the "2018 TSR Plan") provides for a specified number of shares of common stock under the Employee Stock Plan based on the total shareholder return ranking compared to a selection of peer companies over a period of three years. The grant date fair value of the 2018 TSR Plan was determined based on a Monte Carlo simulation model for a period of three years. The target number of shares for distribution at 100% of the award was 373,294 on the grant date. The 2018 TSR Plan is accounted for as an equity award since it provides for a specified number of shares. The expense for this plan year is amortized over a period of three years based on 100% target award.
Non-cash compensation expense related to the Company's TSR Performance Based Incentive Plans, recorded in selling, general and administrative expenses, was approximately $207 thousand and $237 thousand in the two quarters ended March 11, 2020 and March 13, 2019, respectively, and approximately $89 thousand and $118 thousand, respectively in the quarters ended March 11, 2020 and March 13, 2019.
A summary of the Company’s restricted stock Performance Based Incentive Plan activity during the two quarters ended March 11, 2020 is presented in the following table:

	Units	Weighted Average Fair Value
		(Per share)
Unvested at August 28, 2019	266,443	$3.68
Unvested at March 11, 2020	266,443	$3.68

At March 11, 2020, there was approximately $0.2 million of total unrecognized compensation cost related to 2018 TSR Performance Based Incentive Plan that is expected to be recognized over a weighted-average period of 0.5 years.

Restricted Stock Awards

Under the Non-employee Director Stock Plan, directors may be granted restricted stock in lieu of cash payments, for all or a portion of their compensation as directors. Directors may receive a 20% premium of additional restricted stock by opting to receive stock over a minimum required amount of stock, in lieu of cash. The number of shares granted is valued at the average of the high and low price of the Company’s stock at the date of the grant. Restricted stock awards vest when granted because they are granted in lieu of a cash payment. However, directors are restricted from selling their shares until after the third anniversary of the date of the grant.

Note 17. Earnings Per Share

Basic net income per share is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding for the reporting period. Diluted net income per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. For the calculation of diluted net income per share, the basic weighted average number of shares is increased by the dilutive effect of stock options determined using the treasury stock method. Stock options excluded from the computation of net income per share for the two quarters ended ended March 11, 2020 and March 13, 2019 and the quarter ended March 11, 2020 include 1,174,247 shares, 1,464,010 shares and 1,174,247 shares, respectively with exercise prices exceeding market prices whose inclusion would also be anti-dilutive.

The components of basic and diluted net loss per share are as follows:

	Quarter Ended		Two Quarters Ended
	March 11, 2020	March 13, 2019	March 11, 2020	March 13, 2019
	(12 weeks)	(12 weeks)	(28 weeks)	(28 weeks)
	(In thousands, except per share data)
Numerator:
Loss from continuing operations	$(3,797)	$6,640	$(12,124)	$(843)
Loss from discontinued operations, net of income taxes	(6)	(8)	(17)	(13)
NET INCOME (LOSS)	$(3,803)	$6,632	$(12,141)	$(856)
Denominator:
Denominator for basic earnings per share—weighted-average shares	30,215	29,769	30,123	29,671
Effect of potentially dilutive securities:
Employee and non-employee stock options	—	30	—	—
Denominator for earnings per share assuming dilution	30,215	29,799	30,123	29,671

Income (loss) per share from continuing operations:
Basic	$(0.13)	$0.22	$(0.40)	$(0.03)
Assuming dilution	$(0.13)	$0.22	$(0.40)	$(0.03)
Loss per share from discontinued operations:
Basic	$0.00	$0.00	$0.00	$0.00
Assuming dilution	$0.00	$0.00	$0.00	$0.00
Net income (loss) per share:
Basic	$(0.13)	$0.22	$(0.40)	$(0.03)
Assuming dilution	$(0.13)	$0.22	$(0.40)	$(0.03)

Note 18: Shareholder Rights Plan
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
Prior to the acquisition by a person or group of beneficial ownership of 10% or more of the outstanding shares of Luby’s common stock, the rights are redeemable for $0.01 per right at the option of Luby’s Board of Directors.
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
On February 14, 2020, the Board of Directors approved the second amendment to the shareholder rights plan extending the term of the plan to February 15, 2021.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s discussion and analysis of financial condition and results of operations should be read in conjunction with the unaudited Consolidated Financial Statements and footnotes for the quarter ended March 11, 2020 included in Item 1 of Part I of this Quarterly Report on Form 10 (this “Form 10-Q”), and the audited Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended August 28, 2019.

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

Percentages in the table on the following page may not total due to rounding.

	Quarter Ended		Two Quarters Ended
	March 11, 2020	March 13, 2019	March 11, 2020	March 13, 2019
	(12 weeks)	(12 weeks)	(28 weeks)	(28 weeks)
Restaurant sales	88.1%	87.8%	87.9%	88.2%
Culinary contract services	10.2%	10.1%	10.2%	9.6%
Franchise revenue	1.7%	1.9%	1.8%	2.1%
Vending revenue	—%	0.1%	0.1%	0.1%
TOTAL SALES	100.0%	100.0%	100.0%	100.0%

STORE COSTS AND EXPENSES:
(As a percentage of restaurant sales)

Cost of food	28.8%	27.8%	28.7%	27.6%
Payroll and related costs	39.4%	37.8%	38.8%	37.9%
Other operating expenses	16.7%	17.5%	17.3%	17.8%
Occupancy costs	6.3%	6.4%	6.1%	6.4%
Vending revenue	—%	(0.1)%	(0.1)%	(0.1)%
Store level profit	8.9%	10.7%	9.2%	10.4%

COMPANY COSTS AND EXPENSES:
(As a percentage of total sales)

Opening costs	0.0%	0.0%	0.0%	0.0%
Depreciation and amortization	3.9%	4.3%	3.9%	4.6%
Selling, general and administrative expenses	9.9%	10.4%	10.4%	10.0%
Other Charges	2.2%	1.7%	1.7%	1.4%
Provision for asset impairments and restaurant closings	1.0%	1.6%	1.1%	1.4%
Net gain on disposition of property and equipment	(3.7)%	(17.0)%	(1.5)%	(7.0)%

Culinary Contract Services Costs
(As a percentage of Culinary Contract Services sales)

Cost of culinary contract services	91.5%	89.0%	91.5%	91.2%
Culinary segment profit	8.5%	11.0%	8.5%	8.8%

Franchise Operations Costs
(As a percentage of Franchise revenue)

Cost of franchise operations	35.3%	17.4%	34.0%	14.2%
Franchise segment profit	64.7%	82.6%	66.0%	85.8%

(As a percentage of total sales)
Total costs and expenses
INCOME (LOSS) FROM OPERATIONS	(3.5)%	11.0%	(5.5)%	1.4%
Interest income	0.0%	0.0%	0.0%	0.0%
Interest expense	(2.1)%	(2.1)%	(2.1)%	(1.8)%
Other income, net	0.2%	0.1%	0.2%	0.0%
Income (loss) before income taxes and discontinued operations	(5.4)%	9.0%	(7.3)%	(0.4)%
Provision for income taxes	0.1%	0.1%	0.1%	0.1%
Income (loss) from continuing operations	(5.5)%	8.9%	(7.4)%	(0.5)%
Loss from discontinued operations, net of income taxes	0.0%	0.0%	0.0%	0.0%
NET INCOME (LOSS)	(5.5)%	8.9%	(7.4)%	(0.5)%

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

	Quarter Ended		Two Quarters Ended
	March 11, 2020	March 13, 2019	March 11, 2020	March 13, 2019
	(12 weeks)	(12 weeks)	(28 weeks)	(28 weeks)
	(In thousands)		(In thousands)
Store level profit	$5,376	$7,006	$13,184	$16,233

Plus:
Sales from culinary contract services	6,998	7,543	16,772	17,039
Sales from franchise operations	1,158	1,421	2,865	3,644

Less:
Opening costs	2	11	14	44
Cost of culinary contract services	6,400	6,717	15,348	15,532
Cost of franchise operations	409	247	974	519
Depreciation and amortization	2,677	3,222	6,440	8,126
Selling, general and administrative expenses	6,816	7,753	16,974	17,763
Other Charges	1,509	1,263	2,748	2,477
Provision for asset impairments and restaurant closings	661	1,195	1,770	2,422
Net gain on disposition of property and equipment	(2,527)	(12,651)	(2,498)	(12,501)
Interest income	(5)	(19)	(28)	(19)
Interest expense	1,473	1,554	3,435	3,269
Other income, net	(148)	(55)	(388)	(86)
Provision for income taxes	62	93	156	213
Income (loss) from continuing operations	$(3,797)	$6,640	$(12,124)	$(843)

The following table shows our restaurant unit count as of August 28, 2019 and March 11, 2020.

Restaurant Counts:

	August 28, 2019	FY20 YTDQ2 Openings	FY20 YTDQ2 Closings	March 11, 2020
Luby’s Cafeterias	79	—	(1)	78
Fuddruckers Restaurants	44	—	(5)	39
Cheeseburger in Paradise	1	—	—	1
Total	124	—	(6)	118

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

As of March 11, 2020, we owned and operated 118 restaurants, of which 78 are traditional cafeterias, 39 are gourmet hamburger restaurants, and one is a casual dining restaurant and bar. These establishments are located in close proximity to retail centers, business developments and residential areas mostly throughout the United States. Included in the 118 restaurants that we own and operate are 12 restaurants located at six property locations where we operate a side-by-side Luby’s Cafeteria and Fuddruckers on the same property. We refer to these locations as “Combo locations.”

As of March 11, 2020, we operated 28 Culinary Contract Services locations. We operated 22 of these locations in the Houston, Texas area, three in Dallas, Texas, three in the Texas Lower Rio Grande Valley, two in San Antonio, Texas, one in northwest Texas one in Kansas, and one in North Carolina. Luby’s Culinary Contract Services currently provides food service management to hospitals, corporate dining facilities, sports stadiums, and a senior care facility.

As of March 11, 2020, we had 37 franchise owners operating 90 Fuddruckers restaurants. Our largest 6 franchise owners own five to twelve restaurants each and 12 franchise owners each own two to four restaurants. The 19 remaining franchise owners each own one restaurant.

Recent Developments

Special Committee Update
On June 3, 2020, the Company announced that, upon the recommendation of a Special Committee of the Board of Directors, the full Board approved a plan to pursue the sale of the Company’s operating divisions and assets, including its real estate assets, and distribute the net proceeds to stockholders after payment of the Company’s debts and other obligations. During the sale process, certain of the Company’s restaurants will remain open to continue serving our guests. The decision by the Company’s Board of Directors follows a comprehensive review of the Company’s operations and assets led by a Special Committee, which reviewed a range of strategic alternatives available to the Company with the objective of maximizing stockholder value.
The Company has not established a definitive timeframe for completing this process which most likely will lead to the adoption by the Board of Directors of a formal plan of sale and proceeds distribution followed by an orderly wind down of any remaining operations. Such a plan of sale and proceeds distribution, if adopted by the Board, would require stockholder approval. There can be no assurance such a plan of sale and proceeds distribution will be adopted by the Board or approved by stockholders. The Company has retained Duff & Phelps Securities, LLC to assist it with the sale of Luby’s Cafeteria and Culinary Contract Services and has retained Brookwood Associates LLC to assist it with the sale of Fuddruckers.

COVID-19 Pandemic
On March 13, 2020, President Trump declared a national emergency in response to the novel coronavirus disease ("COVID-19") pandemic. On March 19, 2020, Governor Greg Abbott of Texas issued a public health disaster for the state of Texas to bring the entire state in line with CDC guidelines including, (1) closing of schools statewide, (2) ban on dine-in eating and gatherings of groups of more than 10 people, and (3) closing of gyms and bars. Governor Abbott followed with an essential services order on March 31, 2020, requiring anyone who is not considered an essential, critical infrastructure worker to stay home except for essential activity, essential businesses, essential government functions and critical care facilities. Most other states, including those states where we operate, have issued similar orders. The governor of Texas began relaxing some restrictions on businesses operating in Texas beginning May 1, 2020, which permitted a gradual reopening of businesses, including restaurants, with modified operations..

The spread of the COVID-19 pandemic has affected the United States economy, our operations and those of third parties on which we rely. Beginning on March 17, 2020, we began suspending on-premise dining at our restaurants and substantially all employees at those locations were placed on furlough. By March 31, 2020 we had suspended on-premise dining at all 118 of our company-owned restaurants and had suspended all operations at 50 of our Luby's Cafeteria's, 36 company-owned Fuddruckers restaurants and our one Cheeseburger in Paradise restaurant. The 28 Luby's Cafeteria's and 3 Fuddruckers restaurants that remained open were providing take-out, drive-through and curbside pickup, or delivery with reduced operating hours and on-site staff. In addition, more than 50 percent of our general and administrative staff were placed on furlough and salaries were temporarily reduced by 50 percent for the remaining general and administrative staff and other salaried employees, including all senior management. Furthermore, our franchise owners suspended operations or moved to limited food-to-go operations at their locations, reducing the number of franchise locations in operation to 37 from 90.
Beginning in May 2020, we began to gradually reopen the dining rooms with state-mandated limits on guest capacity at the 28 Luby's locations and 3 Fuddruckers locations that had been previously operating with food-to-go service only. We also began to reopen restaurants that were temporarily closed. As of the date of this filing, there were 31 Luby's Cafeteria's and 8 Fuddruckers restaurants operating, all of which had their dining rooms open at limited capacity; these restaurants were operating at approximately 75% to 80% of their pre-pandemic weekly sales levels. Additionally, there were 59 franchise locations in operation as of the date of this release.
The full extent and duration of the impact of the COVID-19 pandemic on our operations and financial performance is currently unknown, and depends on future developments that are uncertain and unpredictable, including the duration of the spread of the pandemic, its impact of capital and financial markets on a macro-scale and any new information that may emerge concerning the severity of the virus, its spread to other regions, the actions to contain the virus or treat its impact, and consumer attitudes and behaviors, among others.
We are currently evaluating the potential short-term and long-term implications of the COVID-19 pandemic on our consolidated financial statements. The potential impacts will occur as early as the third quarter of fiscal 2020, and include, but are not limited to: impairment of long-lived assets, including property and equipment, definite-lived intangible assets and operating lease right-of-use assets related to our restaurants, impairment of goodwill and collectability of receivables.
Payroll Protection Plan (PPP) Loan and Credit Facility Debt Modification
On April 21, 2020 we entered into a promissory note with Texas Capital Bank, N.A., effective April 12, 2020 that provides for a loan in the amount of $10.0 million (the "PPP Loan") pursuant to the Paycheck Protection Program under the Coronavirus Aid, Relief and Economic Security Act (the "CARES Act"). The PPP Loan matures on April 12, 2022 and bears interest at a rate of 1.0% per annum. Monthly amortized principle and interest payments are deferred for six months after the date of disbursement. The PPP Loan funds were received on April 21, 2020. The PPP Loan contains events of default and other provisions customary for a loan of this type. The Payroll Protection Program provides that the use of PPP Loan amount shall be limited to certain qualifying expenses and may be partially forgiven in accordance with the terms of CARES Act to the extent applicable. We are not yet able to determine the amount that might be forgiven.
Additionally, we entered into the Third Amendment to Credit Agreement, dated April 21, 2020 (the "Third Amendment"). The Credit Agreement is further described in the Debt section below. The Third Amendment permitted us to incur indebtedness under the PPP Loan and terminated the $5.0 million undrawn portion of the delayed draw term loan upon receipt of the PPP Loan. Effective with this Third Amendment we have no undrawn borrowing capacity under the Credit Agreement.
Going Concern
The Company sustained a net loss of approximately $15.2 million and cash flow from operations was a use of cash of approximately $13.1 million in fiscal year ended August 28, 2019. In the two quarters ended March 11, 2020 (a period prior to the COVID-19 pandemic), the Company sustained a net loss of $12.1 million and cash flow from operations was a use of cash of $5.9 million. On March 13, 2020, shortly after the end of the Company's second quarter, President Trump declared a national emergency in response to the COVID-19 pandemic followed by Governor Greg Abbott of Texas issuing a public health disaster for the state of Texas on March 19, 2020. The Company took the necessary actions described "COVID-19 Pandemic", above, which further stressed the liquid financial resources of the Company. In response, the company borrowed the remaining $1.4 million available on its revolving line of credit with MSD Capital, borrowed $2.5 million on its Delayed Draw Term Loan, and applied for and received a $10.0 million PPP Loan as described above. As of the date of this filing, the Company has no undrawn borrowing capacity under the Credit Agreement. Further, the Company does not believe that it would be able to secure any additional debt financing currently.
The full extent and duration of the impact of the COVID-19 pandemic on our operations and financial performance is currently unknown. The Company’s continuation as a going concern is dependent on its ability to generate sufficient cash flows from operations and its ability to generate proceeds from real estate property sales to meet its obligations. The above conditions and events, in the aggregate, raise substantial doubt about the Company’s ability to continue as a going concern. Notwithstanding the aforementioned substantial doubt, the accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result should the Company be unable to continue as a going concern Management has assessed the Company’s ability to continue as a going concern as of the balance sheet date, and for at least one year beyond the financial statement issuance date. The assessment of a company’s ability to meet its obligations is inherently judgmental.
On June 3, 2020, the Company announced that the Board of Directors of the Company will aggressively pursue a sale of its operations and assets and distribute the net proceeds to our stockholder, after payment of debt and other obligations. This course of action is more fully explained in "Special Committee Update" above. We have not established a timeframe, nor have we committed to a plan, but such a plan could extend beyond one year. Until an actionable plan is approved, we believe we will be able to meet our obligations for the next 12 months when they come due through 1) cash flow from operating certain restaurants, 2) available cash balances, and 3) proceeds generated from real estate property sales as discussed below.
Throughout April and May of 2020, the Company reviewed and modified many aspects of its operating plan within its restaurants and corporate overhead. The Company is now operating at an increased level of operational cost efficiency. These efforts are expected to mitigate the adverse impacts of COVID-19. Additionally, the sale of some assets will likely be necessary for the Company to generate cash to fund its operations. The Company has historically been able to successfully generate proceeds from property sales. Although the Company has been successful in these endeavors in the past, there are no assurances the Company will generate sufficient funds to meet all its obligations as they become due. The following conditions were considered in management’s evaluation of going concern and its efforts to mitigate that concern:
•Revamping restaurant operations to generate cost efficiencies resulting in higher restaurant operating margins even if sales levels do not return to pre-COVID-19 pandemic levels. As the restaurants adapted to the new operating environment, a lower cost labor model was deployed, food costs declined as menu offerings were concentrated among the historically top selling items, and various restaurant service and supplier costs were reevaluated.
•Restructuring of corporate overhead earlier in calendar 2020 prior to the pandemic, including a transition to 3rd party provider for certain accounting and payroll function. Significant further restructuring took place in April and May of 2020, as we reviewed all corporate service providers, information technology needs, and personnel requirements to support a reduced level of operations going forward.
•Securing the PPP Loan which was necessary for funding continuing operations. We believe that a portion of the loan will be eligible for forgiveness; however, that amount cannot currently be calculated.
•Continued efforts to close real estate sales transactions with anticipated aggregate sales proceeds in excess of $20.0 million prior to the end of fiscal 2020. In addition, we have identified other real estate properties that may be sold to generate funds for ongoing operations should the identification of a buyer for one or more of the operating divisions not occur timely.
We believe these plans are sufficient to overcome the significant doubt whether we can meet our liquidity needs for the 12 months from the issuance of these financial statements. However, we can not predict with certainty that these efforts will be successful or sufficient.
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

RESULTS OF OPERATIONS

Quarter Ended March 11, 2020 Compared to Quarter Ended March 13, 2019

Comparability between quarters is affected by the varying lengths of the quarters and quarters ending at different points in the calendar year when seasonal patterns for sales are different. Both the quarter ended March 11, 2020 and the quarter ended March 13, 2019 consisted of 12 weeks.

Sales

	Quarter Ended	Quarter Ended
($000s)	March 11, 2020	March 13, 2019	Increase/ (Decrease)
	(12 weeks)	(12 weeks)	(12 weeks vs 12 weeks)
Restaurant sales	$60,391	$65,369	$(4,978)	(7.6)%
Culinary contract services	6,998	7,543	(545)	(7.2)%
Franchise revenue	1,158	1,421	(263)	(18.5)%
Vending revenue	14	90	(76)	(84.4)%
TOTAL SALES	$68,561	$74,423	$(5,862)	(7.9)%

The Company has five reportable segments: Luby's cafeterias, Fuddruckers restaurants, Cheeseburger in Paradise, Fuddruckers franchise operations, and Culinary contract services.

Company-Owned Restaurants

Restaurant Sales

($000s)	Quarter Ended	Quarter Ended
Restaurant Brand	March 11,	March 13,	Increase/(Decrease)
	2020	2019	$ Amount	% Change
	(12 weeks)	(12 weeks)	(12 weeks vs 12 weeks)
Luby’s Cafeterias	$43,302	$44,266	$(964)	(2.2)%
Combo locations	4,653	4,355	298	6.8%
Luby's cafeteria segment	47,955	48,621	(666)	(1.4)%
Fuddruckers restaurants segment	11,789	16,156	(4,367)	(27.0)%
Cheeseburger in Paradise segment	647	592	55	9.3%
Total Restaurant Sales	$60,391	$65,369	$(4,978)	(7.6)%

Total restaurant sales decreased approximately $5.0 million in the quarter ended March 11, 2020 compared to the quarter ended March 13, 2019. The decrease in restaurant sales included an approximate $4.4 million decrease in sales at stand-alone Fuddruckers restaurants, and approximate $1.0 million decrease in sales at stand-alone Luby's Cafeterias, and an approximate $0.1 million increase in sales at Cheeseburger in Paradise restaurants, partially offset by an approximate $0.3 million increase in sales from Combo locations.

•The approximate $1.0 million sales decrease in sales at stand-alone Luby's Cafeteria restaurants was the result of the closure of four locations (accounting for approximately $2.8 million in reduced sales) partially offset by a 1.3% increase in Luby’s Cafeteria same-store sales in the quarter ended March 11, 2020 compared to the quarter ended March 13, 2019. The 1.3% increase in Luby's Cafeteria same-store sales was the result of a 0.7% increase in guest traffic and a 0.6% increase in average spend per guest.

•The approximate $4.4 million sales decrease at stand-alone Fuddruckers restaurants was the result of 13 restaurant closings and seven restaurant transfers to a franchise owner's operations (accounting for approximately $6.0 million of this sales decline combined) partially offset by a 0.4% increase in same-store sales in the quarter ended March 11,

2020 compared to the quarter ended March 13, 2019. The 0.4% increase in same-store sales was the result of a 0.3% increase in guest traffic and a 0.1% increase in average spend per guest.

•The approximate $0.3 million increase in sales from Combo locations reflects a 6.8% increase in sales at the six locations that operated throughout the quarter ended March 11, 2020 and the quarter ended March 13, 2019.

•The approximate $0.1 million increase in Cheeseburger in Paradise restaurants sales in the quarter ended March 11, 2020 compared to the quarter ended March 13, 2019 was the result of a 9.4% increase at the remaining location.

	Two Quarters Ended	Two Quarters Ended
($000s)	March 11, 2020	March 13, 2019	Increase/ (Decrease)
	(28 weeks)	(28 weeks)	(28 weeks vs 28 weeks)
Restaurant sales	$143,949	$156,468	$(12,519)	(8.0)%
Culinary contract services	16,772	17,039	(267)	(1.6)%
Franchise revenue	2,865	3,644	(779)	(21.4)%
Vending revenue	124	190	(66)	(34.7)%
TOTAL SALES	$163,710	$177,341	$(13,631)	(7.7)%

The Company has five reportable segments: Luby's cafeterias, Fuddruckers restaurants, Cheeseburger in Paradise, Fuddruckers franchise operations, and Culinary contract services.

Company-Owned Restaurants

Restaurant Sales

($000s)	Two Quarters Ended	Two Quarters Ended
Restaurant Brand	March 11,	March 13,	Increase/(Decrease)
	2020	2019	$ Amount	% Change
	(28 weeks)	(28 weeks)	(28 weeks vs 28 weeks)
Luby’s Cafeterias	$104,086	$106,910	$(2,824)	(2.6)%
Combo locations	11,012	10,319	$693	6.7%
Luby's cafeteria segment	115,098	117,229	$(2,131)	(1.8)%
Fuddruckers restaurants segment	27,359	37,689	(10,330)	(27.4)%
Cheeseburger in Paradise segment	1,492	1,550	(58)	(3.7)%
Total Restaurant Sales	$143,949	$156,468	$(12,519)	(8.0)%

Total restaurant sales decreased approximately $12.5 million in the two quarters ended March 11, 2020 compared to the two quarters ended March 13, 2019. The decrease in restaurant sales included an approximate $10.3 million decrease in sales at stand-alone Fuddruckers restaurants, and approximate $2.8 million decrease in sales at stand-alone Luby's Cafeterias, and an approximate $0.1 million decrease in sales at Cheeseburger in Paradise restaurants, partially offset by an approximate $0.7 million increase in sales from Combo locations.

•The approximate $2.8 million sales decrease in sales at stand-alone Luby's Cafeteria restaurants was the result of the closure of 6 locations (accounting for approximately $4.4 million in reduced sales) partially offset by a 1.5% increase in Luby’s Cafeteria same-store sales in the two quarters ended March 11, 2020 compared to the two quarters ended March 13, 2019. The 1.5% increase in Luby's Cafeteria same-store sales was the result of a 1.4% increase in guest traffic and a 0.1% increase in average spend per guest.

•The approximate $10.3 million sales decrease at stand-alone Fuddruckers restaurants was the result of 14 restaurant closings and seven restaurant transfers to a franchise owner's operations (accounting for approximately $10.4 million of this sales decline combined) partially offset by a 0.2% increase in same-store sales in the two quarters ended

March 11, 2020 compared to the two quarters ended March 13, 2019. The 0.2% increase in same-store sales was the result of a 1.6% increase in guest traffic, partially offset by a 1.4% decrease in average spend per guest.

•The approximate $0.7 million increase in sales from Combo locations reflects a 6.7% increase in sales at the six locations that operated throughout the two quarters ended March 11, 2020 and the two quarters ended March 13, 2019.

•The approximate $0.1 million decrease in Cheeseburger in Paradise restaurants sales in the two quarters ended March 11, 2020 compared to the two quarters ended March 13, 2019 was the result of a 3.7% decrease at the remaining location.

Cost of Food

	Quarter Ended	Quarter Ended
($000s)	March 11, 2020	March 13, 2019	Increase/ (Decrease)
	(12 weeks)	(12 weeks)	(12 weeks vs 12 weeks)
Cost of food:
Luby's cafeteria segment	$13,892	$13,797	$95	0.7%
Fuddruckers restaurants segment	3,306	4,142	(836)	(20.2)%
Cheeseburger in Paradise segment	200	207	(7)	(3.4)%
Total Restaurants	$17,398	$18,146	$(748)	(4.1)%

As a percentage of restaurant sales
Luby's cafeteria segment	29.0%	28.4%		0.6%
Fuddruckers restaurants segment	28.0%	25.6%		2.4%
Cheeseburger in Paradise segment	31.0%	34.9%		(3.9)%
Total Restaurants	28.8%	27.8%		1.0%

Cost of food is comprised of the cost associated with the sale of food and beverage products that are consumed while dining in our restaurants, as take-out, and as catering. Cost of food decreased approximately $0.7 million, or 4.1%, in the quarter ended March 11, 2020 compared to the quarter ended March 13, 2019 due to operation of 22 fewer locations (primarily Fuddruckers restaurants), partially offset by higher guest traffic levels at continually operated locations as well as higher average food commodity costs. Cost of food is variable and generally fluctuates with sales and guest traffic volume. As a percentage of restaurant sales, food costs increased 1.0% to 28.8% in the quarter ended March 11, 2020 compared to 27.8% in the quarter ended March 13, 2019. Cost of food as percentage of sales was impacted by (1) higher food commodity costs, including increases in the cost of beef commodities and (2) a change in the mix of menu offerings purchased by guests as part of the Company's strategy of offering everyday value pricing.

	Two Quarters Ended	Two Quarters Ended
($000s)	March 11, 2020	March 13, 2019	Increase/ (Decrease)
	(28 weeks)	(28 weeks)	(28 weeks vs 28 weeks)
Cost of food:
Luby's cafeteria segment	$33,289	$33,051	$238	0.7%
Fuddruckers restaurants segment	7,590	9,695	(2,105)	(20.2)%
Cheeseburger in Paradise segment	462	480	(18)	(3.4)%
Total Restaurants	$41,341	$43,226	$(1,885)	(4.1)%

As a percentage of restaurant sales
Luby's cafeteria segment	28.9%	28.2%		0.7%
Fuddruckers restaurants segment	27.7%	25.7%		2.0%
Cheeseburger in Paradise segment	31.0%	31.0%		—%
Total Restaurants	28.7%	27.6%		1.1%

Cost of food is comprised of the cost associated with the sale of food and beverage products that are consumed while dining in our restaurants, as take-out, and as catering. Cost of food decreased approximately $1.9 million, or 4.1%, in the two quarters ended March 11, 2020 compared to the two quarters ended March 13, 2019 due to operation of 22 fewer locations (primarily Fuddruckers restaurants), partially offset by higher guest traffic levels at continually operated locations as well as higher average food commodity costs. Cost of food is variable and generally fluctuates with sales and guest traffic volume. As a percentage of restaurant sales, food costs increased 1.1% to 28.7% in the two quarters ended March 11, 2020 compared to 27.6% in the two quarters ended March 13, 2019. Cost of food as percentage of sales was impacted by (1) higher food commodity costs, including increases in the cost of beef commodities and (2) a change in the mix of menu offerings purchased by guests as part of the Company's strategy of offering everyday value pricing.

Payroll and Related Costs

	Quarter Ended	Quarter Ended
($000s)	March 11, 2020	March 13, 2019	Increase/ (Decrease)
	(12 weeks)	(12 weeks)	(12 weeks vs 12 weeks)
Payroll and related Costs:
Luby's Cafeteria Segment	$19,054	$18,382	$672	3.7%
Fuddruckers Restaurants Segment	4,478	6,107	(1,629)	(26.7)%
Cheeseburger in Paradise Segment	250	241	9	3.7%
Total Restaurants	$23,782	$24,730	$(948)	(3.8)%

As a percentage of restaurant sales
Luby's Cafeteria Segment	39.7%	37.8%		1.9%
Fuddruckers Restaurants Segment:	38.0%	37.8%		0.2%
Cheeseburger in Paradise Segment	38.6%	40.8%		(2.2)%
Total Restaurants	39.4%	37.8%		1.6%

Payroll and related costs decreased approximately $0.9 million, or 3.8%, in the quarter ended March 11, 2020 compared to the quarter ended March 13, 2019. The decrease reflects (1) operating 22 fewer restaurants (reducing cost by approximately $2.6 million); partially offset by (2) an increase in hours deployed with increased guest traffic counts and continuation of elevating guest service levels; and (3) higher hourly wage rates due to labor marketplace inflation. As a percentage of restaurant sales, payroll and related costs increased 1.6% to 39.4% in the quarter ended March 11, 2020 compared to 37.8% in the quarter ended March 13, 2019 due primarily to (1) higher hourly wage rates due to labor market inflation partially offset by (2) the fixed cost component of labor costs (especially salaried restaurant managers) with increase in same-store sales.

	Two Quarters Ended	Two Quarters Ended
($000s)	March 11, 2020	March 13, 2019	Increase/ (Decrease)
	(28 weeks)	(28 weeks)	(28 weeks vs 28 weeks)
Payroll and related Costs:
Luby's Cafeteria Segment	$44,591	$44,005	$586	1.3%
Fuddruckers Restaurants Segment	$10,732	$14,560	$(3,828)	(26.3)%
Cheeseburger in Paradise Segment	$592	$679	$(87)	(12.8)%
Total Restaurants	$55,915	$59,244	$(3,329)	(5.6)%

As a percentage of restaurant sales
Luby's Cafeteria Segment	38.7%	37.5%		1.2%
Fuddruckers Restaurants Segment:	39.2%	38.6%		0.6%
Cheeseburger in Paradise Segment	39.7%	43.8%		(4.1)%
Total Restaurants	38.8%	37.9%		0.9%

Payroll and related costs decreased approximately $3.3 million, or 5.6%, in the two quarters ended March 11, 2020 compared to the two quarters ended March 13, 2019. The decrease reflects (1) operating 22 fewer restaurants (reducing cost by approximately $6.3 million); partially offset by (2) an increase in hours deployed with increased guest traffic counts and continuation of elevating guest service levels; and (3) higher hourly wage rates due to labor marketplace inflation. As a percentage of restaurant sales, payroll and related costs increased 0.9% to 38.8% in the two quarters ended March 11, 2020 compared to 37.9% in the two quarters ended March 13, 2019 due primarily to (1) higher hourly wage rates due to labor market inflation; and (2) the impact of a decrease in average spend per guest as part of a strategy to increase guest traffic; partially offset by (3) the fixed cost component of labor costs (especially salaried restaurant managers) with increase in same-store sales.

Other Operating Expenses

	Quarter Ended	Quarter Ended
($000s)	March 11, 2020	March 13, 2019	Increase/ (Decrease)
	(12 weeks)	(12 weeks)	(12 weeks vs 12 weeks)
Other operating expenses:
Luby's Cafeteria Segment	$7,869	$8,189	$(320)	(3.9)%
Fuddruckers Restaurants Segment	$2,053	$3,040	$(987)	(32.5)%
Cheeseburger in Paradise Segment	$143	$183	$(40)	(21.9)%
Total Restaurants	$10,065	$11,412	$(1,347)	(11.8)%

As a percentage of restaurant sales
Luby's Cafeteria Segment	16.4%	16.8%		(0.4)%
Fuddruckers Restaurants Segment:	17.4%	18.8%		(1.4)%
Cheeseburger in Paradise Segment	22.1%	30.9%		(8.8)%
Total Restaurants	16.7%	17.5%		(0.8)%

Other operating expenses include restaurant-related expenses for utilities, repairs and maintenance, local store advertising, property and liability insurance uninsured losses, services and supplies. Other operating expenses decreased approximately $1.3 million, or 11.8%, in the quarter ended March 11, 2020 compared to the quarter ended March 13, 2019. Of the approximate $1.3 million decrease in total other operating expenses, an approximate $0.7 million is attributed to store closures and $0.4 million attributable to stores that continue to operate. The $0.4 million decrease in other operating expenses at stores that continue to operate is attributable to (1) an approximate $0.3 million decrease in the costs of utilities (2) an approximate $0.1 decrease in paper supplies expenses. As a percentage of restaurant sales, other operating expenses decreased 0.8%, to 16.7%, in the quarter ended March 11, 2020, compared to 17.5% in the quarter ended March 13, 2019 due primarily to the reasons enumerated above.

	Two Quarters Ended	Two Quarters Ended
($000s)	March 11, 2020	March 13, 2019	Increase/ (Decrease)
	(28 weeks)	(28 weeks)	(28 weeks vs 28 weeks)
Other operating expenses:
Luby's Cafeteria Segment	$19,424	$19,984	$(560)	(2.8)%
Fuddruckers Restaurants Segment	$5,091	$7,368	$(2,277)	(30.9)%
Cheeseburger in Paradise Segment	$345	$562	$(217)	(38.6)%
Total Restaurants	$24,860	$27,914	$(3,054)	(10.9)%

As a percentage of restaurant sales
Luby's Cafeteria Segment	16.9%	17.0%		(0.1)%
Fuddruckers Restaurants Segment:	18.6%	19.6%		(1.0)%
Cheeseburger in Paradise Segment	23.1%	36.2%		(13.1)%
Total Restaurants	17.3%	17.8%		(0.5)%

Other operating expenses include restaurant-related expenses for utilities, repairs and maintenance, local store advertising, property and liability insurance uninsured losses, services and supplies. Other operating expenses decreased approximately $3.1 million, or 10.9%, in the two quarters ended March 11, 2020 compared to the two quarters ended March 13, 2019. Of the approximate $3.1 million decrease in total other operating expenses, an approximate $3.4 million is attributed to store closures offset by $0.3 million increase attributable to stores that continue to operate. The $0.3 million increase in other operating expenses at stores that continue to operate is attributable to (1) an increase of $0.6 million related to lower insurance proceeds (2) an increase of $0.5 million in services including credit card fees and 3rd party delivery fees, (3) an increase of $0.3 million related to local store marketing partially offset by (1) an approximate $0.8 million in utilities and (2) an approximate $0.2 decrease in repairs and maintenance charges. As a percentage of restaurant sales, other operating expenses decreased 0.5%, to 17.3%, in the two quarters ended March 11, 2020, compared to 17.8% in the two quarters ended March 13, 2019 due primarily to the reason enumerated above.

Occupancy Costs

	Quarter Ended	Quarter Ended
($000s)	March 11, 2020	March 13, 2019	Increase/ (Decrease)
	(12 weeks)	(12 weeks)	(12 weeks vs 12 weeks)
Occupancy costs:
Luby's Cafeteria Segment	$2,194	$2,101	$93	4.4%
Fuddruckers Restaurants Segment	$1,508	$1,999	$(491)	(24.6)%
Cheeseburger in Paradise Segment	$81	$66	$15	22.7%
Total Restaurants	$3,783	$4,166	$(383)	(9.2)%

As a percentage of restaurant sales
Luby's Cafeteria Segment	4.6%	4.3%		0.3%
Fuddruckers Restaurants Segment:	12.8%	12.4%		0.4%
Cheeseburger in Paradise Segment	12.5%	11.2%		1.3%
Total Restaurants	6.3%	6.4%		(0.1)%

Occupancy costs include property lease expense, property taxes, and common area maintenance charges, property insurance, and permits and licenses. Occupancy costs decreased approximately $0.4 million, or 9.2%, to approximately $3.8 million in the quarter ended March 11, 2020 compared to the quarter ended March 13, 2019. The decrease was primarily due to a decrease in rent and property taxes associated with operating 22 fewer restaurants in the quarter ended March 11, 2020 compared to the quarter ended March 13, 2019, partially offset by the additional lease expense at three properties that were sold and leased back. As a percentage of restaurant sales, occupancy costs decreased to 6.3%, in the quarter ended March 11, 2020 compared to 6.4% in the quarter ended March 13, 2019 primarily as a result of the change in the mix of the portfolio of owned versus leased stores, the sales and lease back of two properties, as well as adjustments to property tax estimates.

	Two Quarters Ended	Two Quarters Ended
($000s)	March 11, 2020	March 13, 2019	Increase/ (Decrease)
	(28 weeks)	(28 weeks)	(28 weeks vs 28 weeks)
Occupancy costs:
Luby's Cafeteria Segment	$4,940	$5,042	$(102)	(2.0)%
Fuddruckers Restaurants Segment	$3,645	$4,839	$(1,194)	(24.7)%
Cheeseburger in Paradise Segment	$188	$160	$28	17.5%
Total Restaurants	$8,773	$10,041	$(1,268)	(12.6)%

As a percentage of restaurant sales
Luby's Cafeteria Segment	4.3%	4.3%		—%
Fuddruckers Restaurants Segment:	13.3%	12.8%		0.5%
Cheeseburger in Paradise Segment	12.6%	10.3%		2.3%
Total Restaurants	6.1%	6.4%		(0.3)%

Occupancy costs include property lease expense, property taxes, and common area maintenance charges, property insurance, and permits and licenses. Occupancy costs decreased approximately $1.3 million, or 12.6%, to approximately $8.8 million in the two quarters ended March 11, 2020 compared to the two quarters ended March 13, 2019. The decrease was primarily due to a decrease in rent and property taxes associated with operating 28 fewer restaurants in the two quarters ended March 11, 2020 compared to the two quarters ended March 13, 2019, partially offset by the additional lease expense at three properties that were sold and leased back. As a percentage of restaurant sales, occupancy costs decreased to 6.1%, in the two quarters ended March 11, 2020 compared to 6.4% in the two quarters ended March 13, 2019 primarily as a result of the change in the mix of the portfolio of owned versus leased stores, the sales and lease back of three properties, as well as adjustments to property tax estimates.

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

	Quarter Ended	Quarter Ended
($000s)	March 11, 2020	March 13, 2019	Increase/ (Decrease)
	(12 weeks)	(12 weeks)	(12 weeks vs 12 weeks)
Franchise revenue	$1,158	$1,421	$(263)	(18.5)%
Cost of franchise operations	409	247	162	65.6%
Franchise profit	$749	$1,174	$(425)	(36.2)%
Franchise profit as a percentage of franchise revenue	64.7%	82.6%		(17.9)%

Franchise revenue decreased approximately $0.3 million in the quarter ended March 11, 2020 compared to the quarter ended March 13, 2019. The $0.3 million decrease in franchise revenue reflects primarily (1) a net decrease in franchise royalties and franchise marketing allocation fund contributions of $182 thousand and (2) $81 thousand lower franchise fees in the quarter ended March 11, 2020 compared to the quarter ended March 13, 2019

Cost of franchise operations increased approximately $0.2 million in the quarter ended March 11, 2020 compared to the quarter ended March 13, 2019. The increase in Cost of franchise operations primarily reflects (1) timing of recognizing marketing and advertising fee expenses; and (2) an increase in wages supporting the franchise network in the quarter ended March 11, 2020. Franchise segment profit, defined as franchise revenue less cost of franchise operations, decreased approximately $0.4 million in the quarter ended March 11, 2020 compared to the quarter ended March 13, 2019 due primarily to the reasons noted above for the decrease in Franchise revenue and increase in Cost of franchise operations.

As of March 11, 2020, there were 90 Fuddruckers franchise restaurants in operation.

	Two Quarters Ended	Two Quarters Ended
($000s)	March 11, 2020	March 13, 2019	Increase/ (Decrease)
	(28 weeks)	(28 weeks)	(28 weeks vs 28 weeks)
Franchise revenue	$2,865	$3,644	$(779)	(21.4)%
Cost of franchise operations	974	519	455	87.7%
Franchise profit	$1,891	$3,125	$(1,234)	(39.5)%
Franchise profit as a percentage of franchise revenue	66.0%	85.8%		(19.8)%

Franchise revenue decreased approximately $0.8 million in the two quarters ended March 11, 2020 compared to the two quarters ended March 13, 2019. The $0.8 million decrease in franchise revenue reflects primarily (1) $533 thousand lower franchise fees and (2) a net decrease in franchise royalties, franchise marketing allocation fund contributions, and franchise fees of $247 thousand in the two quarters ended March 11, 2020 compared to the two quarters ended March 13, 2019

Cost of franchise operations increased approximately $0.5 million in the two quarters ended March 11, 2020 compared to the two quarters ended March 13, 2019. The increase in Cost of franchise operations primarily reflects (1) timing of recognizing marketing and advertising fee expenses; (2) an increase in wages supporting the franchise network in the two quarters ended March 11, 2020; and (3) the receipt of funds in the two quarters ended March 13, 2019 from vendors in support of a franchise meeting. Franchise segment profit, defined as franchise revenue less cost of franchise operations, decreased approximately $1.2 million in the two quarters ended March 11, 2020 compared to the two quarters ended March 13, 2019 due primarily to the reasons noted above for the decrease in Franchise revenue and increase in Cost of franchise operations.

Culinary Contract Services

Culinary Contract Services is a business line servicing healthcare, sport stadiums, corporate dining clients, and sales through retail grocery stores. The healthcare accounts are full service and typically include in-room delivery, catering, vending, coffee service, and retail dining. Culinary Contract Services has contracts with long-term acute care hospitals, acute care medical centers, ambulatory surgical centers, behavioral hospitals, sports stadiums, and business and industry clients. Culinary Contract Services has the unique ability to deliver quality services that include facility design and procurement as well as nutrition and branded food services to our clients. We focus on clients who are able to enter into agreements in which all operating costs are reimbursed to us and we generally charge a fixed fee as opposed to agreements where we retain all revenues and operating costs and we are exposed to the variability of the operating results of the location. The fixed fee agreements typically present lower financial risk to the company. We operated 33 Culinary Contract Services locations as of March 11, 2020 and 28 as of March 13, 2019.

	Quarter Ended	Quarter Ended
($000s)	March 11, 2020	March 13, 2019	Increase/ (Decrease)
	(12 weeks)	(12 weeks)	(12 weeks vs 12 weeks)
Culinary contract services sales	$6,998	$7,543	$(545)	(7.2)%
Cost of culinary contract services	6,400	6,717	(317)	(4.7)%
Culinary contract services profit	$598	$826	$(228)	(27.6)%
Culinary contract services profit as a percentage of Culinary contract services sales	8.5%	11.0%		(2.5)%

Culinary contract services sales decreased approximately $0.5 million, or 7.2%, in the quarter ended March 11, 2020 compared to the quarter ended March 13, 2019. The $0.5 million sales decrease was primarily related to the decrease in culinary contract service locations.

Cost of culinary contract services includes the food, payroll and related costs, other direct operating expenses, and corporate overhead expenses associated with generating Culinary Contract Services sales. Cost of culinary contract services decreased approximately $0.3 million, or 4.7%, in the quarter ended March 11, 2020 compared to the quarter ended March 13, 2019. Culinary contract services segment profit, defined as Culinary contract services sales less Cost of culinary contract services, decreased to 8.5% in the quarter ended March 11, 2020 from 11.0% in the quarter ended March 13, 2019 due to the change in the mix of our culinary agreements with clients.

	Two Quarters Ended	Two Quarters Ended
($000s)	March 11, 2020	March 13, 2019	Increase/ (Decrease)
	(28 weeks)	(28 weeks)	(28 weeks vs 28 weeks)
Culinary contract services sales	$16,772	$17,039	$(267)	(1.6)%
Cost of culinary contract services	15,348	15,532	(184)	(1.2)%
Culinary contract services profit	$1,424	$1,507	$(83)	(5.5)%
Culinary contract services profit as a percentage of Culinary contract services sales	8.5%	8.8%		(0.3)%

Culinary contract services sales decreased approximately $0.3 million, or 1.6%, in the two quarters ended March 11, 2020 compared to the two quarters ended March 13, 2019. The $0.3 million sales decrease was primarily related to the decrease in culinary contract service locations.

Cost of culinary contract services includes the food, payroll and related costs, other direct operating expenses, and corporate overhead expenses associated with generating Culinary Contract Services sales. Cost of culinary contract services decreased approximately $0.2 million, or 1.2%, in the two quarters ended March 11, 2020 compared to the two quarters ended March 13, 2019. Culinary contract services segment profit, defined as Culinary contract services sales less Cost of culinary contract services, decreased to 8.5% in the two quarters ended March 11, 2020 from 8.8% in the two quarters ended March 13, 2019 due to the change in the mix of our culinary agreements with clients.

 Company-wide Expenses

Opening Costs
Opening costs include labor, supplies, occupancy, and other costs necessary to support a restaurant through its opening period. Opening costs were $2 thousand in the quarter ended March 11, 2020 compared to $11 thousand in the quarter ended March 13, 2019. The opening costs in the quarter ended March 11, 2020 and in the quarter ended March 13, 2019 primarily reflects the carrying cost for one location that we lease for a potential future Fuddruckers opening.

Opening costs were $14 thousand in the two quarters ended March 11, 2020 compared to $44 thousand in the two quarters ended March 13, 2019. The opening costs in the two quarters ended March 11, 2020 and in the two quarters ended March 13, 2019 primarily reflects the carrying cost for one location that we lease for a potential future Fuddruckers opening.

Depreciation and Amortization Expense

	Quarter Ended	Quarter Ended
($000s)	March 11, 2020	March 13, 2019	Increase/ (Decrease)
	(12 weeks)	(12 weeks)	(12 weeks vs 12 weeks)
Depreciation and amortization	$2,677	$3,222	$(545)	(16.9)%
As a percentage of total sales	3.9%	4.3%		(0.4)%

Depreciation and amortization expense decreased by approximately $0.5 million, or 16.9%, in the quarter ended March 11, 2020 compared to the quarter ended March 13, 2019 due primarily to certain assets reaching the end of their depreciable lives and the removal of certain assets upon sale. As a percentage of total revenue, Depreciation and amortization expense decreased to 3.9% in the quarter ended March 11, 2020, compared to 4.3% in the quarter ended March 13, 2019.

	Two Quarters Ended	Two Quarters Ended
($000s)	March 11, 2020	March 13, 2019	Increase/ (Decrease)
	(28 weeks)	(28 weeks)	(28 weeks vs 28 weeks)
Depreciation and amortization	$6,440	$8,126	$(1,686)	(20.7)%
As a percentage of total sales	3.9%	4.6%		(0.7)%

Depreciation and amortization expense decreased by approximately $1.7 million, or 20.7%, in the two quarters ended March 11, 2020 compared to the two quarters ended March 13, 2019 due primarily to certain assets reaching the end of their depreciable lives and the removal of certain assets upon sale. As a percentage of total revenue, Depreciation and amortization expense decreased to 3.9% in the two quarters ended March 11, 2020, compared to 4.6% in the two quarters ended March 13, 2019.

Selling, General and Administrative Expenses

	Quarter Ended	Quarter Ended
($000s)	March 11, 2020	March 13, 2019	Increase/ (Decrease)
	(12 weeks)	(12 weeks)	(12 weeks vs 12 weeks)
General and administrative expenses	$5,386	$6,983	$(1,597)	(22.9)%
Marketing and advertising expenses	1,430	770	660	85.7%
Selling, general and administrative expenses	$6,816	$7,753	$(937)	(12.1)%
As a percentage of total sales	9.9%	10.4%		(0.5)%

Selling, general and administrative expenses include marketing and advertising expenses, corporate salaries and benefits-related costs, including restaurant area leaders and regional directors, share-based compensation, professional fees, travel and recruiting expenses and other office expenses. Selling, general and administrative expenses decreased approximately $0.9 million, or 12.1%, in the quarter ended March 11, 2020 compared to the quarter ended March 13, 2019. The decrease in selling, general and administrative expenses reflects (1) an approximate $1.0 million reduction in salaries and benefits expense and (2) an approximate $0.6 million decrease in other components of Selling, general administrative expense (professional service fees, travel, supplies, occupancy, and other general overhead costs) partially offset by (3) an approximate $0.7 million increase in marketing and advertising, including increased expenditures for various digital media advertising and other efforts to reach our guests and drive traffic in an effective and efficient manner; . As a percentage of total revenue, Selling, general and administrative expenses decreased to 9.9% in the quarter ended March 11, 2020, compared to 10.4% in the quarter ended March 13, 2019 due to the reasons described above partially offset by the impact of a decrease in sales resulting from a reduced number of stores in operations.

	Two Quarters Ended	Two Quarters Ended
($000s)	March 11, 2020	March 13, 2019	Increase/ (Decrease)
	(28 weeks)	(28 weeks)	(28 weeks vs 28 weeks)
General and administrative expenses	$13,884	$16,067	$(2,183)	(13.6)%
Marketing and advertising expenses	3,090	1,696	1,394	82.2%
Selling, general and administrative expenses	$16,974	$17,763	$(789)	(4.4)%
As a percentage of total sales	10.4%	10.0%		0.4%

Selling, general and administrative expenses include marketing and advertising expenses, corporate salaries and benefits-related costs, including restaurant area leaders and regional directors, share-based compensation, professional fees, travel and recruiting expenses and other office expenses. Selling, general and administrative expenses decreased approximately $0.8 million, or 4.4%, in the two quarters ended March 11, 2020 compared to the two quarters ended March 13, 2019. The decrease in selling, general and administrative expenses reflects (1) an approximate $1.4 million reduction in salaries and benefits expense and (2) an approximate $0.8 million decrease in other components of Selling, general administrative expense (professional service fees, travel, supplies, occupancy, and other general overhead costs) partially offset by (3) an approximate $1.4 million increase in marketing and advertising, including increased expenditures for various digital media advertising and other efforts to reach our guests and drive traffic in an effective and efficient manner; As a percentage of total revenue, Selling, general and administrative expenses increased to 10.4% in the two quarters ended March 11, 2020, compared to 10.0% in the two quarters ended March 13, 2019 due to the reasons described above partially offset by the impact of a decrease in sales resulting from a reduced number of stores in operations.

Other Charges

Other charges include those expenses that we consider related to our restructuring efforts or not part of our recurring operations. We have identified these expenses amounting to approximately $1.5 million in the quarter ended March 11, 2020 and $1.3 million for the quarter ended March 13, 2019 and recorded in Other charges. In the two quarters ended March 11, 2020, we recorded $2.7 million in Other Charges compared to $2.5 million for the two quarters ended March 13, 2019. These expenses were included in our Selling, general, and administrative cost expense line in previously reported quarters of fiscal 2019.

	Quarter Ended		Two Quarters Ended
($000s)	March 11, 2020	March 13, 2019	March 11, 2020	March 13, 2019
	(In thousands)
Proxy communication related	$—	1,061	—	1,802
Employee severances	544	173	1,162	645
Restructuring related	966	30	1,586	30
Total Other charges	$1,510	$1,264	$2,748	$2,477

In the first half of fiscal 2019, a shareholder of the company proposed alternative nominees to the Board of Directors and other possible changes to the corporate strategy resulting in a contested proxy at the Company’s annual meeting. We incurred approximately $1.7 million (approximately $1.1 million in the quarter ended March 13, 2019) in proxy communication expense which was primarily for outside professional services and related costs in order to communicate with shareholders about management's strategy and the experience of the Company's members on the Board of Directors. For the two quarters ended March 13, 2019, we had recognized proxy communication related expenses of $1.8 million. In fiscal 2019, we separated a number of employees as part of our efforts to streamline our corporate overhead costs and to support a reduced number of restaurants in operation. Employees who were separated from the company were paid severance based on the number of years of service and earnings with the organization, resulting in an approximate $1.3 million charge ($1.2 million of the $1.3 million in the two quarters ended March 13, 2019). In fiscal 2020, we separated with an additional number of employees to further streamline our corporate overhead costs. Severance payments to these employees, based on the same criteria as in 2019, resulted in an approximately $0.5 million charge in the quarter ended March 11, 2020. In 2020, severances based on the same criteria as in 2019 for the two quarters ended March 11, 2020, we incurred $1.2 million. Also, in fiscal 2019, we engaged a professional consulting firm to evaluate initiatives to right-size corporate overhead costs and revenue enhancing measures. In addition, we engaged other outside consultants to evaluate various other components of our strategy. We also incurred cost of other outside professionals as we began efforts to transition portions of our accounting, payroll, operational reporting, and other back-office functions to a leading multi-unit restaurant outsourcing firm. The transition was substantially complete by the end of the second fiscal quarter of 2020. Lastly, we incurred expenses related to certain information technology systems that will be replaced by the capabilities of the outsourcing firm. We incurred an expense of $1.0 million for these restructuring efforts in the quarter ended March 11, 2020. For the two quarters ended March 11, 2020, we incurred $1.6 million for these restructuring efforts.

Provision for Asset Impairments and Restaurant Closings

The approximate $0.7 million impairment charge for the quarter ended March 11, 2020 is related to spare inventory of restaurant equipment and parts at our maintenance facility written down to their estimated fair value. The approximate $1.2 million impairment charge for the quarter ended March 13, 2019 is primarily related to two property and one international joint venture, each written down to their fair value as well as net lease termination costs.

The approximate $1.8 million impairment charge for the two quarters ended March 11, 2020 is related to two property locations where the right of use asset was written off as well as spare inventory of restaurant equipment and parts at our maintenance facility written down to their estimated fair value. The approximate $2.4 million impairment charge for the two quarters ended March 13, 2019 is primarily related to assets at eight property locations held for use, and six properties held for sale, and one international joint venture, each written down to their fair value.

Net Loss (Gain) on Disposition of Property and Equipment

Gain on disposition of property and equipment was $2.5 million in the quarter ended March 11, 2020 and was primarily related to the sale of two locations partially offset by routine asset activity at other locations. The gain on disposition of property and equipment was approximately $12.7 million in the quarter ended March 13, 2019 is primarily related to the sale and leaseback of two property locations where we operate a total of three restaurants, partially offset by net lease termination costs at other locations as well as routine asset retirement activity.

Gain on disposition of property and equipment was $2.5 million in the two quarters ended March 11, 2020 and was primarily related to the sale of two locations partially offset by routine asset activity at other locations. The gain on disposition of property and equipment was approximately $12.5 million in the two quarters ended March 13, 2019 is primarily related to the sale and leaseback of two property locations where we operate a total of three restaurants, partially offset by net lease termination costs at other locations as well as routine asset retirement activity.

Interest Income

Interest income was $5 thousand in the quarter ended March 11, 2020 compared to $19 thousand in the quarter ended March 13, 2019.

Interest income was $28 thousand in the two quarters ended March 11, 2020 compared to $19 thousand in the two quarters ended March 13, 2019.

Interest Expense

Interest expense was approximately $1.5 million in the quarter ended March 11, 2020 and $1.6 million in the quarter ended March 13, 2019. The decrease reflects lower average interest rates partially offset by higher debt balances..
Interest expense was approximately $3.4 million in the two quarters ended March 11, 2020 and $3.3 million in the two quarters ended March 13, 2019. The increase reflects higher average debt balance and interest rates in the credit agreement entered into on December 13, 2018, and higher amortization expense related to pre-paid interest and fees associated with the credit agreement entered into on December 13, 2018, partially offset by lower average interest rates in the 2nd quarter..

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

Other income was approximately $0.1 million in the quarter ended March 11, 2020 compared to $55 thousand in the quarter ended March 13, 2019. The approximate $0.1 million of other income in the quarter ended March 11, 2020 is primarily net rental income and sales tax discount benefit. The $55 thousand of income in the quarter ended March 13, 2019 primarily reflects net rental income, partially offset by sales tax discount expense.

Other income was approximately $0.4 million in the two quarters ended March 11, 2020 compared to $0.1 million in the two quarters ended March 13, 2019. The approximate $0.4 million of other income in the two quarters ended March 11, 2020 is primarily net rental income and sales tax discount benefit. The $0.1 million of income in the two quarters ended March 13, 2019 primarily reflects net rental income, partially offset by sales tax discount expense, and a decrease to the fair value of our interest rate swap prior to its termination.

Taxes

For the quarter ended March 11, 2020, the income taxes related to continuing operations resulted in a tax provision of approximately $0.1 million compared to a tax provision of approximately $0.1 million for the quarter ended March 13, 2019. The effective tax rate ("ETR") for continuing operations was a negative 1.6% for the quarter ended March 11, 2020 and 1.4% for the quarter ended March 13, 2019. The ETR for the quarter ended March 11, 2020 and the quarter ended March 13, 2019 differs from the federal statutory rate of 21.0% due to management's full valuation allowance conclusion, anticipated federal jobs credits, state income taxes, and other discrete items.

For the two quarters ended March 11, 2020, the income taxes related to continuing operations resulted in a tax provision of approximately $0.2 million compared to a tax provision of approximately $0.2 million for the two quarters ended March 13, 2019. The effective tax rate ("ETR") for continuing operations was a negative 1.3% for the two quarters ended March 11, 2020 and a negative 33.8% for the two quarters ended March 13, 2019. The ETR for the two quarters ended March 11, 2020 and two quarters ended March 13, 2019 differs from the federal statutory rate of 21.0% due to management's full valuation allowance conclusion, anticipated federal jobs credits, state income taxes, and other discrete items.

Discontinued Operations

Discontinued operations resulted in a loss of $6 thousand in the quarter ended March 11, 2020 compared to a loss of approximately $8 thousand in the quarter ended March 13, 2019. The loss from discontinued operations in the quarter ended March 11, 2020 and in the quarter ended March 11, 2020 was related to carrying costs associated with assets related to discontinued operations.

Discontinued operations resulted in a loss of $17 thousand in the two quarters ended March 11, 2020 compared to a loss of approximately $13 thousand in the two quarters ended March 13, 2019. The loss from discontinued operations in the two quarters ended March 11, 2020 and in the two quarters ended March 11, 2020 was related to carrying costs associated with assets related to discontinued operations.

LIQUIDITY AND CAPITAL RESOURCES

Cash and Cash Equivalents

Our primary sources of short-term and long-term liquidity are cash flows from operations and proceeds from asset sales. Cash and cash equivalents and restricted cash increased approximately $3.0 million at March 11, 2020 to $15.8 million from $12.8 million at the beginning of the fiscal year. See Recent Developments section above for a discussion of our liquidity issues as a result of the COVID-19 pandemic.

The following table summarizes our cash flows from operating, investing, and financing activities:

	Two Quarters Ended
	March 11, 2020	March 13, 2019
	(28 weeks)	(28 weeks)
	(In thousands)
Total cash provided by (used in):
Operating activities	$(5,904)	$(7,629)
Investing activities	3,963	18,663
Financing activities	4,969	(17)
Net increase in cash and cash equivalents and restricted cash	$3,028	$11,017

Operating Activities. Cash used in operating activities was approximately $5.9 million in the two quarters ended March 11, 2020, an approximate $1.7 million improvement from the two quarters ended March 13, 2019. The approximate $1.7 million improvement in cash used in operating activities is due to approximately $5.7 million less cash used for working capital purposes partially offset by an approximate $3.9 million increase in net loss after adjusting for non-cash items.

Net loss after adjusting for non-cash items (a use of cash) was approximately $5.1 million in the two quarters ended March 11, 2020, an approximate $3.9 million increase compared to the two quarters ended March 13, 2019. The $3.9 million increase in net loss after adjusting for non-cash items was primarily due to decreased store-level profit from our Company-owned restaurants.

Changes in working capital were an approximate $0.8 million use of cash in the two quarters ended March 11, 2020 and an approximate $6.5 million use of cash in the two quarters ended March 13, 2019. The approximate $5.7 million decrease in the use of cash between the two quarters ended March 11, 2020 and the two quarters ended March 13, 2019 is described below.

Increases in current asset accounts are a use of cash while decreases in current asset accounts are a source of cash. During the two quarters ended March 11, 2020, the change in trade accounts and other receivables, net, was an approximate $0.5 million source of cash which was an approximate $0.9 million decrease from the use of cash in the two quarters ended March 13, 2019. The change in food and supplies inventory during the two quarters ended March 11, 2020 was an approximate $0.1 million source of cash which was an approximate $49 thousand increase from the use of cash in the two quarters ended March 13, 2019. The change in prepaid expenses and other assets was an approximate $0.2 million source of cash during the two quarters ended March 11, 2020, compared to a $1.1 million source of cash in the two quarters ended March 13, 2019.

Increase in current liability accounts are a source of cash, while decreases in current liability accounts are a use of cash. During the two quarters ended March 11, 2020, changes in the balances of accounts payable, accrued expenses and other liabilities was an approximate $0.3 million use of cash, compared to a use of cash of approximately $7.1 million during the two quarters ended March 13, 2019.

Investing Activities. We generally reinvest available cash flows from operations to maintain and enhance existing restaurants and support Culinary Contract Services. Cash used in investing activities was approximately $4.0 million in the two quarters ended March 11, 2020 and an approximate $18.7 million use of cash in the two quarters ended March 13, 2019. Capital expenditures were approximately $1.5 million in the two quarters ended March 11, 2020 and approximately $1.8 million in the two quarters ended March 13, 2019. Proceeds from the disposal of assets were approximately $5.5 million in the two quarters ended March 11, 2020 and approximately $20.4 million in the two quarters ended March 13, 2019.

Financing Activities. Cash provided by financing activities was $5.0 million in the two quarters ended March 11, 2020 compared to an approximate $17 thousand use of cash during the two quarters ended March 13, 2019. Cash flows from financing activities was primarily the result of our 2018 Credit Agreement. During the two quarters ended March 11, 2020 cash provided by Revolver borrowings was approximately $3.3 million. During the two quarters ended March 13, 2019, cash provided by borrowings on our 2018 Term Loan were approximately $58.4 million, cash used for to repay our 2016 Term Loan was approximately $35.2 million, net repayments on our 2016 Revolver was approximately $20.0 million and cash used for debt issue costs was approximately $3.2 million.

Status of Long-Term Investments and Liquidity

At March 11, 2020, we did not hold any long-term investments.

Status of Trade Accounts and Other Receivables, Net

We monitor the aging of our receivables, including Fuddruckers franchising related receivables, and record provisions for uncollectable accounts, as appropriate. Credit terms of accounts receivable associated with our CCS business vary from 30 to 45 days based on contract terms.

Capital Expenditures

Capital expenditures consist of purchases of real estate for future restaurant sites, Culinary Contract Services investments, new unit construction, purchases of new and replacement restaurant furniture and equipment, and ongoing remodeling programs. Capital expenditures for the two quarters ended March 11, 2020 were approximately $1.5 million primarily related to recurring maintenance of our existing units. We expect to be able to fund all capital expenditures in fiscal 2020 using proceeds from the sale of assets and cash flows from operations. We expect to spend less than $4.5 million on capital expenditures in fiscal 2020.

DEBT

The following table summarizes credit facility debt, less current portion at March 11, 2020 and August 29, 2018:

	March 11, 2020	August 28, 2019
Long-Term Debt
2018 Credit Agreement - Revolver	$8,600	$5,300
2018 Credit Agreement - Term Loan	45,067	43,399
Total credit facility debt	53,667	48,699
Less:
Unamortized debt issue costs	(1,630)	(1,887)
Unamortized debt discount	(1,202)	(1,373)
Total credit facility debt, less unamortized debt issuance costs	50,835	45,439
Current portion of credit facility debt	2,567	—
Credit facility debt, less current portion	$48,268	$45,439

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
Borrowings under the 2018 Revolver, 2018 Delayed Draw Term Loan, and 2018 Term Loan will bear interest at the London InterBank Offered Rate ("LIBOR") plus 7.75% per annum. Interest is payable quarterly and accrues daily. Under the terms of the 2018 Credit Agreement, the maximum amount of interest payable, based on the aggregate principal amount of $80.0 million and interest rates in effect at December 13, 2018, in the next 12 months was required to be prefunded at the closing date of the 2018 Credit Agreement. The prefunded amount at March 11, 2020 of approximately $6.1 million is recorded in Restricted cash and cash equivalents on the Company's consolidated balance sheet. LIBOR is set to terminate in December, 2021. We expect to agree to a replacement rate with MSD prior to the LIBOR termination.
The 2018 Credit Facility is subject to the following minimum amortization payments: 1st anniversary: $10.0 million; 2nd anniversary: $10.0 million; 3rd anniversary: $15.0 million; and 4th anniversary: $15.0 million.
The Company also pays a quarterly commitment fee based on the unused portion of the 2018 Revolver and the 2018 Delayed Draw Term Loan at 0.50% per annum. Voluntary prepayments, refinancing and asset dispositions constituting a sale of all or substantially all assets, under the 2018 Delayed Draw Term Loan and the 2018 Term Loan are subject to a make whole premium during years one and two equal to the present value of all interest otherwise owed from the date of the prepayment through the end of year two, a 2.0% fee during year three, and a 1.0% fee during year four. Finally, the Company paid to the lenders a one-time fee of $1.6 million in connection with the closing of the 2018 Credit Facility.
Indebtedness under the 2018 Credit Facility is secured by a security interest in, among other things, all of the Company’s present and future personal property (other than certain excluded assets), all of the personal property of its guarantors (other than certain excluded assets) and all Mortgaged Property (as defined in the 2018 Credit Agreement) of the Company and its subsidiaries.
The 2018 Credit Facility contains customary covenants and restrictions on the Company’s ability to engage in certain activities, including financial performance covenants, asset sales and acquisitions, and contains customary events of default. Specifically, among other things, the Company is required to maintain minimum Liquidity (as defined in the 2018 Credit Agreement) of $3.0 million as of the last day of each fiscal quarter and a minimum Asset Coverage Ratio (as defined in the 2018 Credit Agreement) of 2.50 to 1.00. As of March 11, 2020, the Company was in full compliance with all covenants with respect to the 2018 Credit Facility.
All amounts owing by the Company under the 2018 Credit Facility are guaranteed by the subsidiaries of the Company.
As of March 11, 2020 we had approximately $1.7 million committed under letters of credit, which is used as security for the payment of insurance obligations and are fully cash collateralized, and approximately $0.1 million in other indebtedness.
As of June 5, 2020, the Company was in compliance with all covenants under the terms of the 2018 Credit Agreement.
See Recent Development section above for discussion of changes in our debt in response to the COVID-19 pandemic.

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

FORWARD-LOOKING STATEMENTS

This Form 10-Q contains statements that are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements contained in this Form 10-Q, other than statements of historical facts, are forward-looking statements for purposes of these provisions, including any statements regarding:

•future operating results,
•future capital expenditures and expected sources of funds for capital expenditures,
•future debt, including liquidity and the sources and availability of funds related to debt, and expected repayment of debt,
•expected sources of funds for working capital requirements,
•plans for expansion and revisions to our business,
•closing existing units,
•effectiveness of management's disposal plans,
•future sales of assets and the gains or losses that may be recognized as a result of any such sales, and
•continued compliance with the terms of our 2018 Credit Agreement.

In some cases, investors can identify these statements by forward-looking words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “outlook,” “may,” “should,” “will,” and “would” or similar words. Forward-looking statements are based on certain assumptions and analyses made by management in light of its experience and perception of historical trends, current conditions, expected future developments and other factors it believes are relevant. Although management believes that its assumptions are reasonable based on information currently available, those assumptions are subject to significant risks and uncertainties, many of which are outside of its control. The following factors, as well as the factors set forth in Item 1A of our Annual Report on Form 10-K for the fiscal year ended August 28, 2019 and any other cautionary language in this Form 10-Q, provide examples of risks, uncertainties, and events that may cause our financial and operational results to differ materially from the expectations described in our forward-looking statements:

•our ability to pursue strategic alternatives
•general business and economic conditions,
•the effects of the COVID-19 pandemic,
•the possible inability of the Company to sell itself, its operations or assets on terms deemed to be favorable to the Company or its stockholders,
•if presented, whether the Company’s stockholders will approve any sale and proceeds distribution plan,
•the impact of competition,
•decisions made in the allocation of capital resources,
•our operating initiatives, changes in promotional, couponing and advertising strategies and the success of management’s business plans,
•fluctuations in the costs of commodities, including beef, poultry, seafood, dairy, cheese, oils and produce,
•ability to raise menu prices and customer acceptance of changes in menu items,
•increases in utility costs, including the costs of natural gas and other energy supplies,
•changes in the availability and cost of labor, including the ability to attract qualified managers and team members,
•the seasonality of the business,
•collectability of accounts receivable,
•changes in governmental regulations, including changes in minimum wages and health care benefit regulation,
•the effects of inflation and changes in our customers’ disposable income, spending trends and habits,
•the ability to realize property values,
•the availability and cost of credit,
•the effectiveness of our credit card controls and Payment Card Industry ("PCI") compliance,
•weather conditions in the regions in which our restaurants operate,
•costs relating to legal proceedings,
•impact of adoption of new accounting standards,
•effects of actual or threatened future terrorist attacks in the United States,

•unfavorable publicity relating to operations, including publicity concerning food quality, illness or other health concerns or labor relations, and
•the continued service of key management personnel.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act), as of March 11, 2020. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of March 11, 2020, our disclosure controls and procedures were effective in providing reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control over Financial Reporting

During the quarter ended March 11, 2020 we outsourced certain of our accounting and payroll processing functions to a 3rd party accounting service provider. In conjunction with this transition, we modified the design, operation and documentation of our internal control over financial reporting.

With the exception of the transition described above, there was no change in our internal control over financial reporting during the quarter ended March 11, 2020, which materially affected, or was reasonably likely to materially affect, our internal control over financial reporting.

Part II—OTHER INFORMATION

Item 1. Legal Proceedings

There have been no material changes to our legal proceedings as disclosed in “Legal Proceedings” in Item 3 of Part I of our Annual Report on Form 10-K for the fiscal year ended August 28, 2019.

Item 1A. Risk Factors

There have been no material changes during the quarter ended March 11, 2020 to the Risk Factors discussed in Item 1A of Part I of our Annual Report on Form 10-K for the fiscal year ended August 28, 2019, except as reported on the Current Report on Form 8-K dated April 4, 2020.

Item 5. Other Information

None

Item 6. Exhibits

4.1	Second Amendment to Rights Agreement, dated as of February 14, 2020, by and between Luby’s, Inc. and American Stock Transfer & Trust Company, LLC, as rights agent (incorporated by reference to Exhibit 4.3 to the Company's Current Report on Form 8-K, filed with the Securities and Exchange Commission on February 14, 2020, File No. 1-08308).

10.1	Promissory Note, effective as of April 12, 2020, between Luby’s, Inc., as borrower, and Texas Capital Bank, N.A., as lender (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, filed with the Securities and Exchange Commission on April 23, 2020, File No. 1-08308).

10.2	Third Amendment to Credit Agreement, dated as of April 21, 2020, among the Company, the lenders from time to time party thereto, and MSD PCOF Partners VI, LLC, as Administrative Agent (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K, filed with the Securities and Exchange Commission on April 23, 2020, File No. 1-08308).

10.3	Final Separation Agreement and Release, dated April 24, 2020, by and between Kennedy Scott Gray and Luby's, Inc.

31.1	Rule 13a-14(a)/15d-14(a) certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Rule 13a-14(a)/15d-14(a) certification of the Principal Financial and Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Section 1350 certification of the Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Section 1350 certification of the Principal Financial and Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Linkbase Document

101.DEF	XBRL Definition Linkbase Document

101.LAB	XBRL Label Linkbase Document

101.PRE	XBRL Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LUBY’S, INC. (Registrant)

Date: 6/5/2020	By:	/s/ Christopher J. Pappas
Christopher J. Pappas
President and Chief Executive Officer
(Principal Executive Officer)

Date: 6/5/2020	By:	/s/ Steven Goodweather
Steven Goodweather
Chief Financial Officer and Treasurer
(Principal Financial Officer)