Form 10-Q
period 2020-06-03
LUBYS INC
filed 2020-07-20
CIK 16099

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
__________________________
FORM 10-Q
__________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 03, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

 Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of July 15, 2020, there were 30,625,470 shares of the registrant’s common stock outstanding.

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

Luby’s, Inc.
Form 10-Q
Quarter ended June 3, 2020

Part I—FINANCIAL INFORMATION

Item 1. Financial Statements

Luby’s, Inc.
Consolidated Balance Sheets
(In thousands, except share data)

	June 3, 2020	August 28, 2019
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$14,122	$3,640
Restricted cash and cash equivalents	7,917	9,116
Trade accounts and other receivables, net	5,498	8,852
Food and supply inventories	2,120	3,432
Prepaid expenses	1,399	2,355
Total current assets	31,056	27,395
Property held for sale	17,916	16,488
Assets related to discontinued operations	1,691	1,813
Property and equipment, net	104,288	121,743
Intangible assets, net	15,695	16,781
Goodwill	195	514
Operating lease right-of-use assets	17,790	—
Other assets	625	1,266
Total assets	$189,256	$186,000
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$9,808	$8,465
Liabilities related to discontinued operations	11	14
Current portion of long-term debt	6,386	—
Operating lease liabilities-current	4,412	—
Accrued expenses and other liabilities	21,360	24,475
Total current liabilities	41,977	32,954
Long-term debt, less current portion	57,316	45,439
Operating lease liabilities-noncurrent	22,771	—
Other liabilities	1,550	6,577
Total liabilities	$123,614	$84,970
Commitments and Contingencies
SHAREHOLDERS’ EQUITY
Common stock, 0.32 par value; 100,000,000 shares authorized; shares issued were 30,998,504 and 30,478,972; and shares outstanding were 30,498,504 and 29,978,972 at June 3, 2020 and August 28, 2019, respectively	$9,921	$9,753
Paid-in capital	35,407	34,870
Retained earnings	25,089	61,182
Less cost of treasury stock, 500,000 shares	(4,775)	(4,775)
Total shareholders’ equity	$65,642	$101,030
Total liabilities and shareholders’ equity	$189,256	$186,000

The accompanying notes are an integral part of these consolidated financial statements.

Luby’s, Inc.
Consolidated Statements of Operations (unaudited)
(In thousands, except per share data)

	Quarter Ended		Three Quarters Ended
	June 3, 2020	June 5, 2019	June 3, 2020	June 5, 2019
	(12 weeks)	(12 weeks)	(40 weeks)	(40 weeks)
SALES:
Restaurant sales	$13,832	$65,611	$157,781	$222,079
Culinary contract services	4,963	7,571	21,735	24,610
Franchise revenue	193	1,482	3,058	5,126
Vending revenue	6	102	130	292
TOTAL SALES	18,994	74,766	182,704	252,107
COSTS AND EXPENSES:
Cost of food	4,039	18,478	45,378	61,707
Payroll and related costs	5,487	25,015	61,402	84,258
Other operating expenses	5,766	11,491	30,625	39,404
Occupancy costs	3,696	4,023	12,470	14,064
Opening costs	—	6	14	49
Cost of culinary contract services	4,712	6,791	20,060	22,324
Cost of franchise operations	437	330	1,411	849
Depreciation and amortization	2,709	2,927	9,149	11,052
Selling, general and administrative expenses	3,339	8,623	20,313	26,386
Other Charges	164	803	2,912	3,280
Provision for asset impairments and restaurant closings	12,708	675	14,478	3,097
Net gain on disposition of property and equipment	(364)	(434)	(2,861)	(12,935)
Total costs and expenses	42,693	78,728	215,351	253,535
LOSS FROM OPERATIONS	(23,699)	(3,962)	(32,647)	(1,428)
Interest income	19	11	47	30
Interest expense	(1,641)	(1,324)	(5,076)	(4,593)
Other income, net	402	112	790	198
Loss before income taxes and discontinued operations	(24,919)	(5,163)	(36,886)	(5,793)
Provision for income taxes	53	132	210	346
Loss from continuing operations	(24,972)	(5,295)	(37,096)	(6,139)
Loss from discontinued operations, net of income taxes	(7)	(6)	(23)	(18)
NET LOSS	(24,979)	(5,301)	(37,119)	(6,157)
Loss per share from continuing operations:
Basic	$(0.82)	$(0.18)	$(1.23)	$(0.21)
Assuming dilution	$(0.82)	$(0.18)	$(1.23)	$(0.21)
Loss per share from discontinued operations:
Basic	$0.00	$0.00	$0.00	$0.00
Assuming dilution	$0.00	$0.00	$0.00	$0.00
Loss per share:
Basic	$(0.82)	$(0.18)	$(1.23)	$(0.21)
Assuming dilution	$(0.82)	$(0.18)	$(1.23)	$(0.21)
Weighted average shares outstanding:
Basic	30,398	29,874	30,206	29,732
Assuming dilution	30,398	29,874	30,206	29,732
 The accompanying notes are an integral part of these consolidated financial statements.

Luby’s, Inc.
Consolidated Statement of Shareholders’ Equity (unaudited)
(In thousands)

	Common Stock						Total
	Issued		Treasury		Paid-In	Retained	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Earnings	Equity
Balance at August 29, 2018	30,003	$9,602	(500)	$(4,775)	$33,872	$73,929	$112,628
Cumulative effect of accounting changes from the adoption of ASC Topic 606	—	—	—	—	—	2,479	2,479
Net loss	—	—	—	—	—	(7,489)	(7,489)
Share-based compensation expense	42	13	—	—	426	—	439
Common stock issued under employee benefit plans	81	26	—	—	(26)	—	—
Common stock issued under nonemployee benefit plans	38	12	—	—	(12)	—	—
Balance at December 19, 2018	30,164	$9,653	(500)	$(4,775)	$34,260	$68,919	$108,057
Net income	—	—	—	—	—	6,632	6,632
Share-based compensation expense	98	31	—	—	363	—	394
Common stock issued under employee benefit plans	12	4	—	—	(4)	—	—
Common stock issued under nonemployee benefit plans	15	5	—	—	(5)	—	—
Balance at March 13, 2019	30,289	$9,693	(500)	$(4,775)	$34,614	$75,551	$115,083
Net loss	—	—	—	—	—	(5,301)	(5,301)
Share-based compensation expense	86	28	—	—	341	—	369
Balance at June 5, 2019	30,375	$9,721	(500)	$(4,775)	$34,955	$70,250	$110,151

	Common Stock						Total
	Issued		Treasury		Paid-In	Retained	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Earnings	Equity
Balance at August 28, 2019	30,478	$9,753	(500)	$(4,775)	$34,870	$61,182	$101,030
Net loss	—	—	—	—	—	(8,338)	(8,338)
Cumulative effect of accounting changes from the adoption of ASC Topic 842	—	—	—	—	—	1,027	1,027
Share-based compensation expense	58	19	—	—	347	—	366
Common stock issued under employee benefit plans	45	15	—	—	(51)	—	(36)
Common stock issued under nonemployee benefit plans	64	20	—	—	(20)	—	—
Balance at December 18, 2019	30,645	$9,807	(500)	$(4,775)	$35,146	$53,871	$94,049
Net loss	—	—	—	—	—	(3,803)	$(3,803)
Share-based compensation expense	101	32	—	—	334	—	366
Common stock issued under employee benefit plans	6	2	—	—	(2)	—	—
Balance at March 11, 2020	30,752	$9,841	(500)	$(4,775)	$35,478	$50,068	$90,612
Net loss	—	$—		$—	$—	$(24,979)	(24,979)
Share-based compensation expense	225	72		—	(58)	—	14
Common stock issued under employee benefit plans	22	8		—	(13)	—	(5)
Balance at June 3, 2020	30,999	$9,921	(500)	$(4,775)	$35,407	$25,089	$65,642

The accompanying notes are an integral part of these consolidated financial statements.

Luby’s, Inc.
Consolidated Statements of Cash Flows (unaudited)
(In thousands)

	Three Quarters Ended
	June 3, 2020	June 5, 2019
	(40 weeks)	(40 weeks)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(37,119)	$(6,157)
Adjustments to reconcile net loss to net cash used in operating activities:
Provision for asset impairments and net (gains) losses on property sales	11,617	(9,838)
Depreciation and amortization	9,149	11,052
Amortization of debt issuance cost	974	1,063
Share-based compensation expense	746	1,192
Cash used in operating activities before changes in operating assets and liabilities	(14,633)	(2,688)
Changes in operating assets and liabilities:
Decrease (increase) in trade accounts and other receivables	3,424	(880)
Decrease in food and supply inventories	179	148
Decrease in prepaid expenses and other assets	783	1,106
Decrease in operating lease assets	3,954	—
Decrease in operating lease liabilities	(5,239)	—
Decrease in accounts payable, accrued expenses and other liabilities	(2,563)	(8,567)
Net cash used in operating activities	(14,095)	(10,881)
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from disposal of assets and property held for sale	7,580	21,761
Purchases of property and equipment	(1,890)	(2,866)
Net cash provided by investing activities	5,690	18,895
CASH FLOWS FROM FINANCING ACTIVITIES:
Revolver borrowings	4,700	37,500
Revolver repayments	—	(55,500)
Proceeds from term loan	5,000	58,400
Term loan repayments	(2,012)	(36,107)
Proceeds from PPP Loan	10,000	—
Debt issuance costs	—	(3,236)
Taxes paid on equity withheld	—	(12)
Net cash provided by financing activities	17,688	1,045
Net increase in cash and cash equivalents and restricted cash	9,283	9,059
Cash and cash equivalents and restricted cash at beginning of period	12,756	3,722
Cash and cash equivalents and restricted cash at end of period	$22,039	$12,781
Cash paid for:
Income taxes, net of (refunds)	$13	$510
Interest	3,955	3,255

The accompanying notes are an integral part of these consolidated financial statements.

Luby’s, Inc.
Notes to Consolidated Financial Statements (unaudited)

Note 1. Basis of Presentation

The accompanying unaudited consolidated financial statements of Luby’s, Inc. (the “Company”, "we", "our", "us", or “Luby’s”) have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements that are prepared for our Annual Report on Form 10-K. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the periods ended June 3, 2020 are not necessarily indicative of the results that may be expected for the fiscal year ending August 26, 2020.

On June 3, 2020, we announced that our Board of Directors approved a course of action whereby we will immediately pursue the sale of our operating divisions and assets, including our real estate assets, or the sale of the Company in its entirety, and distribute the net proceeds to our stockholders after payment of debt and other obligations. During the sale process, many of our restaurants will remain open.

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

Subsequent Events
We evaluated events subsequent to June 3, 2020 through the date the financial statements were issued to determine if the nature and significance of the events warrant inclusion in our consolidated financial statements.

Note 2. COVID-19 Pandemic

COVID-19 Pandemic
On March 13, 2020, President Donald Trump declared a national emergency in response to the novel coronavirus disease ("COVID-19") pandemic. On March 19, 2020, Governor Greg Abbott of Texas issued a public health disaster for the state of Texas to bring the entire state in line with CDC guidelines including, (1) closing of schools statewide, (2) ban on dine-in eating and gatherings of groups of more than 10 people, and (3) closing of gyms and bars. Governor Abbott followed with an essential services order on March 31, 2020, requiring anyone who is not considered an essential, critical infrastructure worker to stay home except for essential activity, essential businesses, essential government functions and critical care facilities. Most other states, including those states where we operate, issued similar orders. The governor of Texas began relaxing some restrictions on businesses operating in Texas beginning May 1, 2020, which permitted a gradual reopening of businesses, including restaurants, with modified operations..
The spread of COVID-19 has affected the United States economy, our operations and those of third parties on which we rely. Beginning on March 17, 2020, we began suspending on-premise dining at our restaurants and substantially all employees at those locations were placed on furlough. By March 31, 2020 we had suspended on-premise dining at all 118 of our company-owned restaurants and had suspended all operations at 50 of our Luby's Cafeteria's, 36 company-owned Fuddruckers restaurants and our one Cheeseburger in Paradise restaurant. The 28 Luby's Cafeteria's and 3 Fuddruckers restaurants that remained open were providing take-out, drive-through and curbside pickup, or delivery with reduced operating hours and on-site staff. In addition, more than 50 percent of our general and administrative staff were placed on furlough and salaries were temporarily reduced by 50 percent for the remaining general and administrative staff and other salaried employees, including all senior management. Furthermore, our franchise owners suspended operations or moved to limited food-to-go operations at their locations, reducing the number of franchise locations in operation to 37 by early April 2020 from 90 prior to the COVID-19 pandemic.
Beginning in May 2020, we began to gradually reopen the dining rooms with state-mandated limits on guest capacity at the 28 Luby's locations and 3 Fuddruckers locations that had been previously operating with food-to-go service only. We also began to reopen restaurants that were temporarily closed. As of June 3, 2020, there were 31 Luby's Cafeteria's and 8 Fuddruckers restaurants operating, all of which had their dining rooms open at limited capacity. There were 59 franchise locations in operation as of June 3, 2020. We are continuing the gradual reopening of our restaurants and as of the date of this filing there were 46 Luby's Cafeteria's and 17 Fuddruckers Restaurants operating with dining rooms open at limited capacity and there were 64 franchise locations in operation.
We considered the disruptions to our operations and cash flows from the COVID-19 pandemic, beginning in this fiscal quarter, to be triggering events for purposes of testing our long-lived assets, as well as goodwill, for impairment. See "Note 12. Impairment of Long-Lived Assets, Discontinued Operations and Property Held for Sale."
The full extent and duration of the impact of the COVID-19 pandemic on our operations and financial performance is currently unknown, and depends on future developments that are uncertain and unpredictable, including the duration of the spread of the pandemic, its impact on capital and financial markets on a macro-scale and any new information that may emerge concerning the severity of the virus, its spread to other regions, the actions to contain the virus or treat its impact, and consumer attitudes and behaviors, among others. The COVID-19 pandemic has materially disrupted our operations and cash flows for the third quarter of fiscal 2020 and has resulted in the recording of additional non-cash impairment charges related to our property and equipment and operating lease right-of-use assets related to our restaurants and goodwill.
Given the uncertainty regarding the spread of this virus and the timing of the economic recovery, the COVID-19 pandemic could continue to materially impact our results of operations and cash flows.
See Note 3. Going Concern.
Payroll Protection Plan (PPP) Loan and Credit Facility Debt Modification
As more fully discussed at "Note 15. Debt", in the third quarter of fiscal 2020 we entered into a promissory note in the amount of $10.0 million (the "PPP Loan"). In conjunction with the entering into the PPP Loan, we amended our credit facility to permit us to incur indebtedness under the PPP Loan and to terminate the $5.0 million undrawn portion of the delayed draw term loan upon receipt of the PPP Loan.

Note 3. Going Concern
We sustained a net loss of $15.2 million and cash flow from operations was a use of cash of $13.1 million in fiscal year ended August 28, 2019. In the two quarters ended March 11, 2020 (a period prior to the COVID-19 pandemic), we sustained a net loss of $12.1 million and cash flow from operations was a use of cash of $5.9 million. In the quarter ended June 3, 2020 we sustained a net loss of $25.0 million and for the three quarters ended June 3, 2020 our cash flow from operations was a use of cash of $14.1 million. On March 13, 2020, shortly after the end of our second quarter, President Donald Trump declared a national emergency in response to the COVID-19 pandemic followed by Governor Greg Abbott of Texas issuing a public health disaster for the state of Texas on March 19, 2020. We took the necessary actions described in "Note 2. COVID-19 Pandemic" which further stressed the liquid financial resources of the Company. We borrowed the remaining $1.4 million available on our revolving line of credit with MSD Capital, borrowed $2.5 million on our Delayed Draw Term Loan, and applied for and received a $10.0 million PPP Loan as described in "Note 2. COVID-19 Pandemic". As of the date of this filing, we have no undrawn borrowing capacity under our credit facility. Further, we do not believe that we are currently able to secure any additional debt financing.

The full extent and duration of the impact of the COVID-19 pandemic on our operations and financial performance is currently unknown. The Company’s continuation as a going concern is dependent on its ability to generate sufficient cash flows from operations and its ability to generate proceeds from real estate property sales to meet its obligations. The above conditions and events, in the aggregate, raise substantial doubt about our ability to continue as a going concern. Notwithstanding the aforementioned substantial doubt, the accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result should the Company be unable to continue as a going concern Management has assessed the Company’s ability to continue as a going concern as of the balance sheet date, and for at least one year beyond the financial statement issuance date. The assessment of a company’s ability to meet its obligations is inherently judgmental.
On June 3, 2020, the Company announced that the Board of Directors of the Company will aggressively pursue a sale of the Company's operations and assets and distribute the net proceeds to our stockholders, after payment of debt and other obligations. This course of action is more fully explained in "Note 1 - Basis of Presentation". We have not established a timeframe, nor have we committed to a specific plan, but such a plan could extend beyond one year. Until a formal plan of sale and proceeds distribution is approved, we believe we will be able to meet our obligations for the next 12 months when they come due through (1) cash flow from operating certain restaurants, (2) available cash balances, and (3) proceeds generated from real estate property sales as discussed below.
Since the onset of the COVID-19 Pandemic, we have reviewed and modified many aspects of our operating plan within our restaurants and corporate overhead. The Company is now operating at an increased level of operational cost efficiency. These efforts are expected to partially mitigate the adverse impacts of the COVID-19 pandemic. Additionally, the sale of some assets will likely be necessary for the Company to generate cash to fund its operations. The Company has historically been able to successfully generate proceeds from property sales. Although the Company has been successful in these endeavors in the past, there are no assurances the Company will generate sufficient funds to meet all its obligations as they become due. The following conditions were considered in management’s evaluation of going concern and its efforts to mitigate that concern:
•Revamped restaurant operations to generate cost efficiencies, which resulted in higher restaurant operating margins even while sales levels have not returned to pre-COVID-19 pandemic levels. As the restaurants adapted to the new operating environment, a lower cost labor model was deployed, food costs declined as menu offerings were concentrated among the historically top selling items, and various restaurant service and supplier costs were reevaluated.
•Restructured corporate overhead earlier in calendar 2020 prior to the COVID-19 pandemic, including a transition to third party provider for certain accounting and payroll functions. Significant further restructuring took place in April, May and June of 2020, as we reviewed all corporate service providers, information technology needs, and personnel requirements to support a reduced level of operations going forward.
•Secured the PPP Loan which was necessary for funding continuing operations. We believe that a portion of the PPP loan will be eligible for forgiveness; however, that amount cannot currently be calculated.
•In addition to the approximate $7.2 million proceeds from property sales achieved in fiscal 2020 through the third quarter, we generated an additional $10.7 million proceeds from property sales in June 2020 and anticipate an additional $9.2 million in proceeds from property sales before the end of fiscal 2020 in August.
We believe these plans are sufficient to overcome the significant doubt whether we can meet our liquidity needs for the 12 months from the issuance of these financial statements. However, we cannot predict with certainty that these efforts will be successful or sufficient.

Note 4. Cash, Cash Equivalents and Restricted Cash

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within our consolidated balance sheets that sum to the total of the same such amounts shown in the consolidated statements of cash flows:

	June 3, 2020	August 28, 2019
	(in thousands)
Cash and cash equivalents	$14,122	$3,640
Restricted cash and cash equivalents	7,917	9,116
Total cash and cash equivalents shown in our consolidated statements of cash flows	$22,039	$12,756

Amounts included in restricted cash represent those required to be set aside for (1) maximum amount of interest payable in the next 12 months under the 2018 Credit Agreement (see "Note 15. Debt"), (2) collateral for letters of credit issued for potential insurance obligations, which letters of credit expire within 12 months and (3) prefunding of the credit limit under our corporate purchasing card program.

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
We sell gift cards to our customers in our venues and through certain third-party distributors. These gift cards do not expire and do not incur a service fee on unused balances. Sales of gift cards to our restaurant customers are initially recorded as a contract liability, included in accrued expenses and other liabilities, at their expected redemption value. When gift cards are redeemed, we recognize revenue and reduce the contract liability. Discounts on gift cards sold by third parties are recorded as a reduction to accrued expenses and other liabilities and are recognized as a reduction to revenue over a period that approximates redemption patterns. The portion of gift cards sold to customers that are never redeemed is commonly referred to as gift card breakage. We recognize gift card breakage revenue in proportion to the pattern of gift card redemptions exercised by our customers, using an estimated breakage rate based on our historical experience.
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

	Gift Cards, net of discounts	Franchise Fees
	(In thousands)
Balance at August 28, 2019	$2,882	$1,287
Revenue recognized that was included in the contract liability balance at the beginning of the year	(977)	(97)
Increase, net of amounts recognized as revenue during the period	1,498	—
Balance at June 3, 2020	$3,403	$1,190

The following table illustrates the estimated revenues expected to be recognized in the future related to our deferred franchise fees that are unsatisfied (or partially unsatisfied) as of June 3, 2020:

Franchise Fees
(In thousands)
Remainder of fiscal 2020	$7
Fiscal 2021	30
Fiscal 2022	30
Fiscal 2023	30
Fiscal 2024	29
Thereafter	309
Total operating franchise restaurants	435
Franchise restaurants not yet opened(1)	755
Total	$1,190

(1) Amortization of the deferred franchise fees will begin when the restaurant commences operations and revenue will be recognized straight-line over the franchise term (which is typically 20 years). If the franchise agreement is terminated, the deferred franchise fee will be recognized in full in the period of termination.

Disaggregation of Total Revenues (in millions):

	Quarter Ended		Three Quarters Ended
	June 3, 2020	June 5, 2019	June 3, 2020	June 5, 2019
	(in millions)
Revenue from performance obligations:
Satisfied at a point in time	$15.7	$69.4	$167.7	$234.4
Satisfied over time	3.3	5.4	15.0	17.7
Total Sales	$19.0	$74.8	$182.7	$252.1

See "Note 7. Reportable Segments" for disaggregation of revenue by reportable segment.

Note 6. Leases

Lessee
We determine if a contract contains a lease at the inception date of the contract. Our material operating leases consist of restaurant locations and administrative facilities ("Property Leases"). U.S. GAAP requires that our leases be evaluated and classified as operating or finance leases for financial reporting purposes. The classification evaluation begins at the date on which the leased asset is available for our use (the “Commencement Date”) and the lease term used in the evaluation includes the non-cancellable period for which we have the right to use the underlying asset, together with renewal option periods when the exercise of the renewal option is reasonably certain and failure to exercise such option would result in an economic penalty (the "Reasonably Certain Lease Term"). Our lease agreements generally contain a primary term of five to 30 years with one or more options to renew or extend the lease generally from one to five years each. In addition to leases for our restaurant locations and administrative facilities, we also lease vehicles and administrative equipment under operating leases. As of June 3, 2020, we did not have any finance leases.
At the inception of a new lease, we recognize an operating lease liability and a corresponding right of use asset, which are calculated as the present value of the total fixed lease payments over the reasonably certain lease term using discount rates as of the effective date.
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

Lessor
We occasionally lease or sublease certain restaurant properties to our franchisees or to third parties. The lease descriptions, terms, variable lease payments and renewal options are generally similar to our lessee leases described above. Similar to our lessee accounting, we elected the lessor practical expedient that allows us to not separate non-lease components from lease components in regard to all property leases where we are the lessor. As of June 3, 2020, we did not have any sales-type or direct financing leases.
Supplemental balance sheet information related to our leases was as follows:

Operating Leases	Classification	June 3, 2020
		(in thousands)
Right-of-use assets	Operating lease right-of-use assets	$17,790

Current lease liabilities	Operating lease liabilities-current	$4,412
Non-current lease liabilities	Operating lease liabilities-noncurrent	22,771
Total lease liabilities		$27,183
Weighted-average lease terms and discount rates at June 3, 2020 were as follows:

Weighted-average remaining lease term	5.85 years

Weighted-average discount rate	9.68%
Components of lease expense were as follows:

	12 Weeks Ended	40 Weeks Ended
	June 3, 2020
	(in thousands)
Operating lease expense	$1,872	$6,451
Variable lease expense	201	753
Short-term lease expense	43	170
Sublease expense	86	373
Total lease expense	$2,202	$7,747
Operating lease income is included in other income on our consolidated statements of operations and was comprised of:

	12 Weeks Ended	40 Weeks Ended
	June 3, 2020
	(in thousands)
Operating lease income	$121	$623
Sublease income	86	373
Variable lease income	26	134
Total lease income	$233	$1,130
Supplemental disclosures of cash flow information related to leases were as follows:

	12 Weeks Ended	40 Weeks Ended
	June 3, 2020
	(in thousands)
Cash paid for amounts included in the measurement of lease liabilities	$1,338	$6,626

Right-of-use assets obtained in exchange for lease liabilities	$1,038	$1,941

Operating lease obligations maturities in accordance with Topic 842 as of June 3, 2020 were as follows:

(in thousands)
Remainder of FY 2020	$1,283
FY 2021	6,401
FY 2022	5,178
FY 2023	5,400
FY 2024	3,277
Thereafter	17,098
Total lease payments	38,637
Less: imputed interest	(11,454)
Present value of operating lease obligations	$27,183
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

The Luby’s Cafeterias segment includes the results of our company-owned Luby’s Cafeterias restaurants. The total number of Luby’s cafeterias operating at June 3, 2020 and August 28, 2019 were 31 and 79, respectively.

The Fuddruckers Restaurant segment includes the results of our company-owned Fuddruckers restaurants. The total number of Fuddruckers restaurants operating at June 3, 2020 and August 28, 2019 were 8 and 44, respectively.

The Cheeseburger in Paradise Restaurant segment includes the results of our Cheeseburger in Paradise restaurants. The total number of Cheeseburger in Paradise restaurants operating at June 3, 2020 and August 28, 2019 was zero and 1, respectively.

Culinary Contract Services ("CCS")

CCS, branded as Luby’s Culinary Services, consists of a business line servicing healthcare, sport stadiums, corporate dining clients, and sales through retail grocery stores. The healthcare accounts are full service and typically include in-room delivery, catering, vending, coffee service, and retail dining. CCS had contracts with long-term acute care hospitals, acute care medical centers, ambulatory surgical centers, retail grocery stores, behavioral hospitals, a senior living facility, sports stadiums, government, and business and industry clients. CCS has the unique ability to deliver quality services that include facility design and procurement as well as nutrition and branded food services to our clients. The cost of culinary contract services on our consolidated statements of operations includes all food, payroll and related costs, other operating expenses, and other direct general and administrative expenses related to CCS sales. The total number of CCS contracts at June 3, 2020 and August 28, 2019 were 27 and 31, respectively.

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

The number of franchised restaurants operating at June 3, 2020 and August 28, 2019 were 59 and 102, respectively.

Segment Table

The tables below show segment financial information. The table also lists total assets for each reportable segment. Corporate assets include cash and cash equivalents, restricted cash, property and equipment, assets related to discontinued operations, property held for sale, deferred tax assets, and prepaid expenses.

	Quarter Ended		Three Quarters Ended
	June 3, 2020	June 5, 2019	June 3, 2020	June 5, 2019
	(12 weeks)	(12 weeks)	(40 weeks)	(40 weeks)
	(In thousands)
Sales:
Luby's cafeterias	$12,414	$49,521	$127,426	$166,751
Fuddruckers restaurants	1,411	15,414	28,962	53,292
Cheeseburger in Paradise restaurants	30	778	1,522	2,328
Culinary contract services	4,944	7,571	21,735	24,610
Fuddruckers franchise operations	195	1,482	3,059	5,126
Total	$18,994	$74,766	$182,704	$252,107
Segment level profit:
Luby's cafeterias	$(3,191)	$5,821	$9,595	$20,968
Fuddruckers restaurants	(1,818)	859	(1,324)	2,275
Cheeseburger in Paradise restaurants	(141)	26	(236)	(305)
Culinary contract services	251	780	1,675	2,286
Fuddruckers franchise operations	(244)	1,152	1,648	4,277
Total	$(5,143)	$8,638	$11,358	$29,501
Depreciation and amortization:
Luby's cafeterias	$1,783	$1,984	$5,979	$7,027
Fuddruckers restaurants	340	497	1,276	2,378
Cheeseburger in Paradise restaurants	22	17	69	97
Culinary contract services	8	25	26	70
Fuddruckers franchise operations	—	177	297	590
Corporate	556	227	1,502	890
Total	$2,709	$2,927	$9,149	$11,052
Capital expenditures:
Luby's cafeterias	$369	$774	$1,656	$2,177
Fuddruckers restaurants	17	212	129	360
Cheeseburger in Paradise restaurants	12	5	30	16
Culinary contract services	—	12	—	22
Fuddruckers franchise operations	—	—	9	—
Corporate	2	82	66	291
Total	400	$1,085	$1,890	$2,866

	Quarter Ended		Three Quarters Ended
	June 3, 2020	June 5, 2019	June 3, 2020	June 5, 2019
	(12 weeks)	(12 weeks)	(40 weeks)	(40 weeks)
	(In thousands)
Loss before income taxes and discontinued operations:
Segment level profit	$(5,143)	$8,638	$11,358	$29,501
Opening costs	—	(6)	(14)	(49)
Depreciation and amortization	(2,709)	(2,927)	(9,149)	(11,052)
Selling, general and administrative expenses	(3,339)	(8,623)	(20,313)	(26,386)
Other charges	(164)	(803)	(2,912)	(3,280)
Provision for asset impairments and restaurant closings	(12,708)	(675)	(14,478)	(3,097)
Net gain on disposition of property and equipment	364	434	2,861	12,935
Interest income	19	11	47	30
Interest expense	(1,641)	(1,324)	(5,076)	(4,593)
Other income, net	402	112	790	198
Total	$(24,919)	$(5,163)	$(36,886)	$(5,793)

	June 3, 2020	August 28, 2019
	(In thousands)
Total assets:
Luby's cafeterias	$108,875	$107,287
Fuddruckers restaurants (1)	16,823	25,725
Cheeseburger in Paradise restaurants (2)	518	829
Culinary contract services	5,331	6,703
Fuddruckers franchise operations (3)	9,555	10,034
Corporate	48,154	$35,422
Total	$189,256	$186,000

(1) Includes Fuddruckers trade name intangible of $7.1 million and $7.5 million at June 3, 2020 and August 28, 2019, respectively.
(2) Includes Cheeseburger in Paradise liquor licenses, and Jimmy Buffett intangibles of $37 thousand and $46 thousand at June 3, 2020 and August 28, 2019, respectively.
(3) Fuddruckers franchise operations segment includes royalty intangibles of $8.6 million and $9.2 million at June 3, 2020 and August 28, 2019 respectively.

Note 8. Other Charges
Other charges includes those expenses that we consider related to our restructuring efforts or are not part of our ongoing operations.

	Quarter Ended		Three Quarters Ended
	June 3 2020	June 5 2019	June 3 2020	June 5 2019
	(In thousands)
Proxy communication related	$—	$60	$—	$1,862
Employee severances	45	—	1,207	645
Restructuring related	119	743	1,705	772
Total Other charges	$164	$803	$2,912	$3,279

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

The fair values of the Company's cash and cash equivalents, restricted cash and cash equivalents, trade receivables and other receivables, net, and accounts payable approximate their carrying value due to their short duration. The carrying value of the Company's total long-term debt, net of unamortized discounts and debt issue costs, at June 3, 2020 and August 28, 2019 was approximately $63.7 million and $45.4 million, respectively, which approximates fair value because the applicable interest rate is adjusted frequently based on short-term market rates (Level 2).

There were no recurring fair value measurements related to assets at June 3, 2020 or June 5, 2019 . We terminated our interest rate swap in the first quarter of fiscal 2019 and received cash proceeds of approximately $0.3 million which is recorded in other income.

There were no recurring fair value measurements related to liabilities at June 3, 2020. The fair value of the Company's 2017 Performance Based Incentive Plan liabilities was zero at June 5, 2019.

Non-recurring fair value measurements related to impaired goodwill, operating lease right-of-use assets, property held for sale and property and equipment consisted of the following:

		Fair Value Measurement Using
	June 3, 2020	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Impairments(5)
Nonrecurring Fair Value Measurements		(In thousands)
Continuing Operations
Property held for sale (1)	$3,362	$—	$—	$3,362	$(14)
Property and equipment related to company-owned restaurants (2)	424	—	—	424	(4,888)
Goodwill (3)	—	—	—	—	(320)
Operating lease right-of-use assets (4)	—	—	—	—	(5,447)
Total Nonrecurring Fair Value Measurements	$3,786	$—	$—	$3,786	$(10,669)
(1) In accordance with Subtopic 360-10, long-lived assets held for sale with a carrying value of approximately $3.4 million were written down to their fair value, less cost to sell, of approximately $3.4 million, resulting in an impairment charge of approximately $14 thousand.
(2) In accordance with Subtopic 360-10, long-lived assets held and used with a carrying value of $5.3 million were written down to their fair value of approximately $0.4 million, resulting in an impairment charge of approximately $4.9 million.
(3) In accordance with Subtopic 360-20, goodwill with a carrying value of $320 thousand was written down to its fair value of zero resulting in an impairment charge of approximately $320 thousand.
(4 In accordance with Subtopic 360-10, operating lease right-to-use assets with a carrying value of approximately $5.4 million were written down to their fair value of zero, resulting in an impairment charge of approximately $5.4 million.
(5) Total impairments for continuing operations are included in provision for asset impairments and restaurant closings in our consolidated statement of operations for the three quarters ended June 3, 2020.

		Fair Value Measurement Using
	June 5, 2019	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Impairments(3)
Nonrecurring Fair Value Measurements		(In thousands)
Continuing Operations
Property held for sale (1)	$8,030	$—	$—	$8,030	$(70)
Property and equipment related to company-owned restaurants (2)	704	—	—	704	(3,476)
Total Nonrecurring Fair Value Measurements	$8,734	$—	$—	$8,734	$(3,546)
(1) In accordance with Subtopic 360-10, long-lived assets held for sale with a carrying value of approximately $8.1 million were written down to their fair value, less costs to sell, of approximately $8.0 million, resulting in an impairment charge of approximately $70 thousand.
(2) In accordance with Subtopic 360-10, long-lived assets held and used with a carrying amount of approximately $4.2 million were written down to their fair value of approximately $0.7 million, resulting in an impairment charge of approximately $3.5 million.
(3) Total impairments are included in provision for asset impairments and restaurant closings in our unaudited consolidated statement of operations for the three quarters ended June 5, 2019.

Note 10. Income Taxes

No cash payments of estimated federal income taxes were made during the three quarters ended June 3, 2020 and June 5, 2019, respectively. Deferred tax assets and liabilities are recorded based on differences between the financial reporting basis and the tax basis of assets and liabilities using currently enacted rates and laws that will be in effect when the differences are expected to reverse.

Deferred tax assets are recognized to the extent future taxable income is expected to be sufficient to utilize those assets prior to their expiration. If current available evidence and information raises doubt regarding the realization of the deferred tax assets, on a more likely than not basis, a valuation allowance is necessary. In evaluating our ability to realize the Company's deferred tax assets, the Company considered available positive and negative evidence, scheduled reversals of deferred tax liabilities, tax-planning strategies, and results of recent operations. As of June 3, 2020, management continues to maintain a full valuation allowance against net deferred tax assets.

The effective tax rate ("ETR") for continuing operations was a negative 0.2% for the quarter ended June 3, 2020 and a negative 2.6% for the quarter ended June 5, 2019. The ETR for the quarter ended June 3, 2020 differs from the federal statutory rate of 21% due to management's full valuation allowance conclusion, state income taxes, and other discrete items.

The ETR for continuing operations was a negative 0.6% for the three quarters ended June 3, 2020 and a negative 6.0% for the three quarters ended June 5, 2019. The ETR for the three quarters ended June 3, 2020 differs from the federal statutory rate of 21% due to management's full valuation allowance conclusion, state income taxes, and other discrete items.

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

On March 27, 2020, the CARES Act was enacted in response to the COVID-19 pandemic. The CARES Act contains numerous tax provisions; however, there was no impact on our income tax provision due to management's full valuation allowance conclusion.

Note 11. Property and Equipment, Intangible Assets and Goodwill

The costs, net of impairment, and accumulated depreciation of property and equipment at June 3, 2020 and August 28, 2019, together with the related estimated useful lives used in computing depreciation and amortization, were as follows:

	June 3, 2020	August 28, 2019	Estimated Useful Lives (years)
	(In thousands)
Land	$43,350	$45,845		—
Restaurant equipment and furnishings	60,565	67,015	3	to	15
Buildings	119,811	126,957	20	to	33
Leasehold and leasehold improvements	22,086	22,098	Lesser of lease term or estimated useful life
Office furniture and equipment	3,234	3,364	3	to	10
	249,046	265,279
Less accumulated depreciation and amortization	(144,758)	(143,536)
Property and equipment, net	$104,288	$121,743
Intangible assets, net	$15,695	$16,781	15	to	21

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

The aggregate amortization expense related to intangible assets subject to amortization was approximately $1.1 million and $1.0 million for the three quarters ended June 3, 2020 and June 5, 2019, respectively. The aggregate amortization expense related to intangible assets subject to amortization is expected to be approximately $1.4 million in each of the next five successive fiscal years.

The following table presents intangible assets as of June 3, 2020 and August 28, 2019:

	June 3, 2020			August 29, 2018
	(In thousands)			(In thousands)
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible Assets Subject to Amortization:

Fuddruckers trade name and franchise agreements	$29,486	$(13,828)	$15,658	$29,486	$(12,752)	$16,734

Cheeseburger in Paradise trade name and license agreements	146	(109)	37	146	(99)	47

Intangible assets, net	$29,632	$(13,937)	$15,695	$29,632	$(12,851)	$16,781

Goodwill, net of accumulated impairments, was approximately $195 thousand and $514 thousand as of June 3, 2020 and August 28, 2019, respectively. Goodwill has been allocated and impairment is assessed at the reporting level, which is the individual restaurants within our Fuddruckers and Cheeseburger in Paradise reporting segments that were acquired in fiscal 2010 and fiscal 2013, respectively. The net Goodwill balance at June 3, 2020 is comprised of amounts from the Fuddruckers acquisition in 2010. The Company performs a goodwill impairment test annually as of the end of the second fiscal quarter of each year and more frequently when negative conditions or a triggering event arises. Management prepares valuations for each of its restaurants using a discounted cash flow analysis (Level 3 inputs) to determine the fair value of each reporting unit for comparison with the reporting unit's carrying value in determining if there has been an impairment of goodwill at the reporting level.

The Company recorded $320 thousand and no goodwill impairment charges during the three quarters ended June 3, 2020 and June 5, 2019, respectively. The fiscal year 2020 impairment charge were to completely impair the goodwill allocated one Cheeseburger in Paradise restaurant and two Cheeseburger in Paradise restaurants that were converted into Fuddruckers restaurants.

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

We recognized the following impairment charges to income from operations:

	Three Quarters Ended
	June 3, 2020	June 5, 2019
	(40 weeks)	(40 weeks)
	(In thousands, except per share data)
Provision for asset impairments and restaurant closings	$14,478	$3,097
Net gain on disposition of property and equipment	(2,861)	(12,935)
	$11,617	$(9,838)
Effect on EPS:
Basic	$(0.38)	$0.33
Assuming dilution	$(0.38)	$0.33

The $14.5 million provision for asset impairments and restaurant closings for the three quarters ended June 3, 2020 was due primarily to the write off of $5.4 million right-of-use asset for 27 of our leased locations where we permanently ceased operations during the period, impairment losses of $4.9 million for property and equipment at 28 of our restaurant locations and $1.2 million for certain surplus equipment written down to fair value, as well as $2.6 million of store closing expenses accrued for the leased locations where we permanently ceased operations

The $2.9 million net gain on disposition of property and equipment for the three quarters ended June 3, 2020 was primarily related to gains on the sale of two previously held for sale properties and one property previously held for use, partially offset by routine asset retirements.

The $3.1 million provision for asset impairments and restaurant closings for the three quarters ended June 5, 2019 was primarily related to assets at 9 property locations, 6 properties held for sale and one international joint venture investment written down to their fair values.

The $12.9 million net gain on disposition of property and equipment for the three quarters ended June 5, 2019 is primarily related to gains on the sale and leaseback of two properties and the gain on the sale of one undeveloped property that was held for sale, partially offset by routine asset retirements.

Discontinued Operations

As a result of the first quarter fiscal 2010 adoption of our Cash Flow Improvement and Capital Redeployment Plan, we reclassified 24 Luby’s Cafeterias to discontinued operations. As of June 3, 2020, one location remains held for sale.

The following table sets forth the assets and liabilities for all discontinued operations:

	June 3, 2020	August 28, 2019
	(In thousands)
Property and equipment	$1,691	$1,813
Assets related to discontinued operations—non-current	$1,691	$1,813
Accrued expenses and other liabilities	$11	$14
Liabilities related to discontinued operations—current	$11	$14

As of June 3, 2020, we had one property classified as discontinued operations. The asset carrying value of the owned property was approximately $1.7 million and is included in assets related to discontinued operations. We are actively marketing this property for sale. The asset carrying value at one other property with a ground lease, included in discontinued operations, was previously impaired to zero.

The following table sets forth the sales and pretax losses reported from discontinued operations:

	Three Quarters Ended
	June 3, 2020	June 5, 2019
	(40 weeks)	(40 weeks)
	(In thousands)
Sales	$—	$—

Pretax loss	$(23)	$(18)
Income tax expense from discontinued operations	—	—
Loss from discontinued operations, net of income taxes	$(23)	$(18)

The following table summarizes discontinued operations for the three quarters of fiscal 2020 and 2019:

	Three Quarters Ended
	June 3, 2020	June 5, 2019
	(40 weeks)	(40 weeks)
	(In thousands, except per share data)
Discontinued operating loss	$(23)	$(18)
Impairments	—	—
Pretax loss	(23)	(18)
Income tax expense from discontinued operations	—	—
Loss from discontinued operations, net of income taxes	$(23)	$(18)
Effect on EPS from discontinued operations—basic	$(0.00)	$(0.00)

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

At June 3, 2020, and August 28, 2019 we had 15 and 14 owned properties with a carrying value of approximately $17.9 million and $16.5 million, respectively, in property held for sale. During the three quarters ended June 3, 2020, two properties were sold that were previously classified as held for sale and we recognized a net gain of $2.2 million on the sales. We also reclassified three properties from property and equipment to property held for sale. The pretax profit (loss) for the disposal group of 15 locations for the three quarters ended June 3, 2020 and June 5, 2019 was approximately $(0.3) million and $0.6 million, respectively.

We are actively marketing the locations currently classified as property held for sale.

Abandoned Leased Facilities - Liability for Store Closings

As of June 3, 2020, we classified 28 leased restaurants as abandoned. Although we remain obligated under the terms of the leases for the rent and other costs that may be associated with the leases, we decided to cease operations and we have no foreseeable plans to occupy the spaces as a company restaurant in the future. The total liability represents the present value of the total amount of rent and other direct costs (such as common area costs, property taxes, and insurance allocated by the landlord) for the remaining lease term less the present value of any sublease income expected to be collected.

The liability for our abandoned leases at June 3, 2020 and August 28, 2019 is as follows (in thousands):

	June 3, 2020	August 28, 2019
Short-term lease liability	$1,063	$—
Long-term lease liability	6,399	$—
Accrued expenses and other liabilities	3,215	$1,441
Total	$10,677	$1,441

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

Note 14. Related Parties

Affiliate Services

Christopher J. Pappas, the Company’s Chief Executive Officer, and Harris J. Pappas, former director, own two restaurant related entities (the “Pappas entities”) that from time to time may provide services to the Company and its subsidiaries, as detailed in the Amended and Restated Master Sales Agreement dated August 2, 2017 among the Company and the Pappas entities. Collectively, Messrs. Pappas and the Pappas entities own greater than 5 percent of the Company's common stock.

Under the terms of the Amended and Restated Master Sales Agreement, the Pappas entities may provide specialized (customized) equipment fabrication and basic equipment maintenance, including stainless steel stoves, shelving, rolling carts, and chef tables. The Company incurred zero and $15 thousand under the Amended and Restated Master Sales Agreement for custom-fabricated and refurbished equipment in the three quarters ended June 3, 2020 and June 5, 2019, respectively. Services provided under this agreement are subject to review and approval by the Finance and Audit Committee of our Board of Directors.

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

On November 22, 2006, the Company executed a new lease agreement with respect to this shopping center. Effective upon the Company’s relocation and occupancy into the new space in July 2008, the new lease agreement provides for a primary term of approximately 12 years with two subsequent five-year options and gives the landlord an option to buy out the tenant on or after the calendar year 2015 by paying the then unamortized cost of improvements to the tenant. The Company pays rent of $22.00 per square foot plus maintenance, taxes, and insurance during the remaining primary term of the lease. Thereafter, the lease provides for increases in rent at set intervals. The new lease agreement was approved by the Finance and Audit Committee of our Board of Directors. Due to the COVID-19 pandemic, the landlord agreed to abate the rent for April, 2020. We entered into an amendment to the lease, effective July 1, 2020, whereby (1) the lease will early terminate on December 31, 2020, (2) the rent for May and June of 2020 is abated and (3) commencing July 1, 2020 through the early termination date, the monthly rent is a fixed gross amount. The amendment was approved by the Finance and Audit Committee of our Board of Directores.

In the third quarter of fiscal 2014, on March 12, 2014, the Company executed a new lease agreement with Pappas Restaurants, Inc. for one of our Fuddruckers locations in Houston, Texas. The lease provides for a primary term of approximately six years with two subsequent five-year options. Pursuant to the lease agreement, the Company paid $28.53 per square foot plus maintenance, taxes, and insurance from March 12, 2014 until May 31, 2020. Currently, the lease agreement provides for increases in rent at set intervals. The new lease agreement was approved by the Finance and Audit Committee of our Board of Directors. In December 2019 we exercised the first five-year renewal option, effective June 1, 2020. The renewal was approved by the Finance and Audit Committee of our Board of Directors. Due to the COVID-19 pandemic, Pappas Restaurants, Inc. agreed to abate the rent for April and May of 2020.

For the three quarters ended June 3, 2020 and June 5, 2019, affiliated rents incurred as a percentage of relative total Company cost was 0.46% and 0.55%, respectively. Rent payments under the two lease agreements described above were $300 thousand and $439 thousand, respectively.

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

Paulette Gerukos, Vice President of Human Resources of the Company, is the sister-in-law of Harris J. Pappas.

Note 15. Debt

The following table summarizes credit facility debt, less current portion at June 3, 2020 and August 28, 2019 (in thousands):

	June 3, 2020	August 28, 2019
Long-Term Debt
2018 Credit Agreement - Revolver	$10,000	$5,300
2018 Credit Agreement - Term Loan	46,386	43,399
Total credit facility debt	56,386	48,699
2020 PPP Loan	10,000	—
Total Long-Term Debt	66,386	48,699
Less:
Unamortized debt issue costs	(1,556)	(1,887)
Unamortized debt discount	(1,128)	(1,373)
Total long-term debt, less unamortized debt issuance costs	63,702	45,439
Current portion of credit facility debt	6,386	—
Long-term debt, less current portion	$57,316	$45,439

PPP Loan
On April 21, 2020 we entered into the PPP Loan with Texas Capital Bank, N.A., ("TCB") effective April 12, 2020, pursuant to the Paycheck Protection Program under the Coronavirus Aid, Relief and Economic Security Act (the "CARES Act"). The PPP Loan matures on April 12, 2022 and bears interest at a rate of 1.0% per annum. Monthly amortized principle and interest payments are deferred for six months after the date of disbursement. The PPP Loan funds were received on April 21, 2020. The PPP Loan contains events of default and other provisions customary for a loan of this type. The Payroll Protection Program provides that (1) the use of PPP Loan amount shall be limited to certain qualifying expenses, (2) 100 per cent of the principal amount of the loan is guaranteed by the Small Business Administration and (3) an amount up to the full principal amount may qualify for loan forgiveness in accordance with the terms of CARES Act.. We are not yet able to determine the amount that might be forgiven. As of June 3, 2020, the Company was in full compliance with all covenants with respect to the PPP Loan.
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

Borrowings under the 2018 Revolver, 2018 Delayed Draw Term Loan, and 2018 Term Loan will bear interest at the London InterBank Offered Rate ("LIBOR") plus 7.75% per annum. Interest is payable quarterly and accrues daily. Under the terms of the 2018 Credit Agreement, the maximum amount of interest payable, based on the aggregate principal amount of $80.0 million and interest rates in effect at December 13, 2018, in the next 12 months was required to be prefunded at the closing date of the 2018 Credit Agreement. The prefunded amount at June 3, 2020 of approximately $5.3 million is recorded in restricted cash and cash equivalents on the Company's consolidated balance sheet. LIBOR is set to terminate in December, 2021. We expect to agree to a replacement rate with MSD prior to the LIBOR termination.
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
Indebtedness under the 2018 Credit Facility is secured by a security interest in, among other things, all of the Company’s present and future personal property (other than certain excluded assets), all of the personal property of its guarantors (other than certain excluded assets) and all Mortgaged Property (as defined in the 2018 Credit Agreement) of the Company and its subsidiaries. Under the 2018 Credit Facility, 80% of net proceeds from asset sales, including real property sales, are applied a mandatory prepayments of our 2018 Term Loan.
The 2018 Credit Facility contains customary covenants and restrictions on the Company’s ability to engage in certain activities, including financial performance covenants, asset sales and acquisitions, and contains customary events of default. Specifically, among other things, the Company is required to maintain minimum Liquidity (as defined in the 2018 Credit Agreement) of $3.0 million as of the last day of each fiscal quarter and a minimum Asset Coverage Ratio (as defined in the 2018 Credit Agreement) of 2.50 to 1.00. As of June 3, 2020, the Company was in full compliance with all covenants with respect to the 2018 Credit Facility.
All amounts owing by the Company under the 2018 Credit Facility are guaranteed by the subsidiaries of the Company.
As of June 3, 2020 we had approximately $1.9 million committed under letters of credit, which are used as security for the payment of insurance obligations and are fully cash collateralized, and approximately $39 thousand in other indebtedness.
As of July 20, 2020, the Company was in compliance with all covenants under the terms of the 2018 Credit Agreement.
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

Of the aggregate 2.10 million shares approved for issuance under the Non-employee Director Stock Plan, as amended, 2.07 million options, restricted stock units and restricted stock awards have been granted to date, and 144 thousand options were canceled or expired and added back into the plan since the plan’s inception. As of June 3, 2020, approximately 176 thousand shares remain available for future issuance. Compensation costs for share-based payment arrangements under the Non-employee Director Stock Plan, recognized in selling, general and administrative expenses, for the three quarters ended June 3, 2020 and June 5, 2019 was approximately $567 thousand and $440 thousand, respectively, and approximately $178 thousand and $151 thousand for the quarters ended June 3, 2020 and June 5, 2019, respectively.

Of the aggregate 4.1 million shares approved for issuance under the Employee Stock Plan, as amended, 7.3 million options and restricted stock units have been granted to date, and 4.7 million options and restricted stock units were canceled or expired and added back into the plan since the plan’s inception in 2005. As of June 3, 2020, approximately 1.5 million shares remain available for future issuance. Compensation costs for share-based payment arrangements under the Employee Stock Plan, recognized in selling, general and administrative expenses, for the three quarters ended June 3, 2020 and June 5, 2019 was approximately $179 thousand and $752 thousand, respectively, and approximately $(163) thousand and $219 thousand, respectively, for the quarters ended June 3, 2020 and June 5, 2019.

Stock Options

Stock options granted under either the Employee Stock Plan or the Non-employee Director Stock Plan have exercise prices equal to the market price of the Company’s common stock at the date of the grant.

Option awards under the Non-employee Director Stock Plan generally vest 100% on the first anniversary of the grant date and expire ten years from the grant date. No options were granted under the Non-employee Director Stock Plan in the three quarters ended June 3, 2020. No options to purchase shares were outstanding under this plan as of June 3, 2020.

Options granted under the Employee Stock Plan generally vest 50% on the first anniversary date of the grant date, 25% on the second anniversary of the grant date and 25% on the third anniversary of the grant date, with all options expiring ten years from the grant date. No options were granted in the three quarters ended June 3, 2020. Options to purchase 1,165,283 shares at option prices of $2.82 to $5.95 per share remain outstanding as of June 3, 2020.

A summary of the Company’s stock option activity for the three quarters ended June 3, 2020 is presented in the following table:

	Shares Under Fixed Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
		(Per share)	(In years)	(In thousands)
Outstanding at August 28, 2019	1,387,412	$4.06	5.7	$—
Cancelled / Forfeited	(62,129)	$4.29	—	—
Expired	(160,000)	$3.44	—	—
Outstanding at June 3, 2020	1,165,283	$4.13	5.2	$—
Exercisable at June 3, 2020	1,129,069	$4.17	5.2	$—

The intrinsic value for stock options is defined as the difference between the current market value, or closing price on June 3, 2020, and the grant price on the measurement dates in the table above.

At June 3, 2020, there was approximately $18 thousand of total unrecognized compensation cost related to unvested options that are expected to be recognized over a weighted-average period of 0.5 years.

Restricted Stock Units

Grants of restricted stock units consist of the Company’s common stock and generally vest after three years. All restricted stock units are cliff-vested. Restricted stock units are valued at the closing market price of the Company’s common stock at the date of grant.

A summary of the Company’s restricted stock unit activity during the three quarters ended June 3, 2020 is presented in the following table:

	Restricted Stock Units	Weighted Average Fair Value	Weighted- Average Remaining Contractual Term
		(Per share)	(In years)
Unvested at August 28, 2019	274,009	$3.40	1.2
Granted	65,236	$2.27	—
Vested	(152,139)	$3.96	—
Forfeited	(13,298)	2.82	—
Unvested at June 3, 2020	173,808	$2.57	8.4

At June 3, 2020, there was approximately $0.2 million of total unrecognized compensation cost related to unvested restricted stock units that is expected to be recognized over a weighted-average period of 2.0 years.

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
Non-cash compensation expense related to the Company's TSR Performance Based Incentive Plans, recorded in selling, general and administrative expenses, was approximately $9 thousand and $355 thousand in the three quarters ended June 3, 2020 and June 5, 2019, respectively, and approximately $(198) thousand and $118 thousand, respectively in the quarters ended June 3, 2020 and June 5, 2019.
A summary of the Company’s restricted stock Performance Based Incentive Plan activity during the three quarters ended June 3, 2020 is presented in the following table:

	Units	Weighted Average Fair Value
		(Per share)
Unvested at August 28, 2019	266,443	$3.68
Forfeited	(85,617)	3.68
Unvested at June 3, 2020	180,826	$3.68

At June 3, 2020, there was approximately $0.1 million of total unrecognized compensation cost related to 2018 TSR Performance Based Incentive Plan that is expected to be recognized over a weighted-average period of 0.2 years.

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

Note 17. Earnings Per Share

Basic net income per share is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding for the reporting period. Diluted net income per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. For the calculation of diluted net income per share, the basic weighted average number of shares is increased by the dilutive effect of stock options determined using the treasury stock method. Stock options excluded from the computation of net income per share for the quarters ended and three quarters ended June 3, 2020 and June 5, 2019 include 1,165,283 shares and 1,464,010 shares, respectively, with exercise prices exceeding market prices whose inclusion would also be anti-dilutive.

The components of basic and diluted net loss per share are as follows:

	Quarter Ended		Three Quarters Ended
	June 3, 2020	June 5, 2019	June 3, 2020	June 5, 2019
	(12 weeks)	(12 weeks)	(40 weeks)	(40 weeks)
	(In thousands, except per share data)
Numerator:
Loss from continuing operations	$(24,972)	$(5,295)	$(37,096)	$(6,139)
Loss from discontinued operations, net of income taxes	(7)	(6)	(23)	(18)
NET INCOME (LOSS)	$(24,979)	$(5,301)	$(37,119)	$(6,157)
Denominator:
Denominator for basic earnings per share—weighted-average shares	30,398	29,874	30,206	29,732
Effect of potentially dilutive securities:
Employee and non-employee stock options	—	—	—	—
Denominator for earnings per share assuming dilution	30,398	29,874	30,206	29,732

Loss per share from continuing operations:
Basic	$(0.82)	$(0.18)	$(1.23)	$(0.21)
Assuming dilution	$(0.82)	$(0.18)	$(1.23)	$(0.21)
Loss per share from discontinued operations:
Basic	$0.00	$0.00	$0.00	$0.00
Assuming dilution	$0.00	$0.00	$0.00	$0.00
Loss per share:
Basic	$(0.82)	$(0.18)	$(1.23)	$(0.21)
Assuming dilution	$(0.82)	$(0.18)	$(1.23)	$(0.21)

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
Luby’s financial condition, operations, and earnings per share were not affected by the adoption of the shareholder rights plan.
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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s discussion and analysis of financial condition and results of operations should be read in conjunction with the unaudited Consolidated Financial Statements and footnotes for the quarter ended June 3, 2020 included in Item 1 of Part I of this Quarterly Report on Form 10 (this “Form 10-Q”), and the audited Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended August 28, 2019.

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

Percentages in the table on the following page may not total due to rounding.

	Quarter Ended		Three Quarters Ended
	June 3, 2020	June 5, 2019	June 3, 2020	June 5, 2019
	(12 weeks)	(12 weeks)	(40 weeks)	(40 weeks)
Restaurant sales	72.8%	87.8%	86.4%	88.1%
Culinary contract services	26.1%	10.1%	11.9%	9.8%
Franchise revenue	1.0%	2.0%	1.7%	2.0%
Vending revenue	—%	0.1%	0.1%	0.1%
TOTAL SALES	100.0%	100.0%	100.0%	100.0%

STORE COSTS AND EXPENSES:
(As a percentage of restaurant sales)

Cost of food	29.2%	28.2%	28.8%	27.8%
Payroll and related costs	39.7%	38.1%	38.9%	37.9%
Other operating expenses	41.7%	17.5%	19.4%	17.7%
Occupancy costs	26.7%	6.1%	7.9%	6.3%
Vending revenue	—%	(0.2)%	(0.1)%	(0.1)%
Store level profit	(37.2)%	10.2%	5.1%	10.3%

COMPANY COSTS AND EXPENSES:
(As a percentage of total sales)

Opening costs	0.0%	0.0%	0.0%	0.0%
Depreciation and amortization	14.3%	3.9%	5.0%	4.4%
Selling, general and administrative expenses	17.6%	11.5%	11.1%	10.5%
Other Charges	0.9%	1.1%	1.6%	1.3%
Provision for asset impairments and restaurant closings	66.9%	0.9%	7.9%	1.2%
Net gain on disposition of property and equipment	(1.9)%	(0.6)%	(1.6)%	(5.1)%

Culinary Contract Services Costs
(As a percentage of Culinary Contract Services sales)

Cost of culinary contract services	94.9%	89.7%	92.3%	90.7%
Culinary segment profit	5.1%	10.3%	7.7%	9.3%

Franchise Operations Costs
(As a percentage of Franchise revenue)

Cost of franchise operations	226.4%	22.3%	46.1%	16.6%
Franchise segment profit	(126.4)%	77.7%	53.9%	83.4%

(As a percentage of total sales)
Total costs and expenses
LOSS FROM OPERATIONS	(124.8)%	(5.3)%	(17.9)%	(0.6)%
Interest income	0.1%	0.0%	0.0%	0.0%
Interest expense	(8.6)%	(1.8)%	(2.8)%	(1.8)%
Other income, net	2.1%	0.1%	0.4%	0.1%
Loss before income taxes and discontinued operations	(131.2)%	(6.9)%	(20.2)%	(2.3)%
Provision for income taxes	0.3%	0.2%	0.1%	0.1%
Loss from continuing operations	(131.5)%	(7.1)%	(20.3)%	(2.4)%
Loss from discontinued operations, net of income taxes	0.0%	0.0%	0.0%	0.0%
NET LOSS	(131.5)%	(7.1)%	(20.3)%	(2.4)%

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

	Quarter Ended		Three Quarters Ended
	June 3, 2020	June 5, 2019	June 3, 2020	June 5, 2019
	(12 weeks)	(12 weeks)	(40 weeks)	(40 weeks)
	(In thousands)		(In thousands)
Store level profit	$(5,150)	$6,706	$8,036	$22,938

Plus:
Sales from culinary contract services	4,963	7,571	21,735	24,610
Sales from franchise operations	193	1,482	3,058	5,126

Less:
Opening costs	—	6	14	49
Cost of culinary contract services	4,712	6,791	20,060	22,324
Cost of franchise operations	437	330	1,411	849
Depreciation and amortization	2,709	2,927	9,149	11,052
Selling, general and administrative expenses	3,339	8,623	20,313	26,386
Other Charges	164	803	2,912	3,280
Provision for asset impairments and restaurant closings	12,708	675	14,478	3,097
Net gain on disposition of property and equipment	(364)	(434)	(2,861)	(12,935)
Interest income	(19)	(11)	(47)	(30)
Interest expense	1,641	1,324	5,076	4,593
Other income, net	(402)	(112)	(790)	(198)
Provision for income taxes	53	132	210	346
Loss from continuing operations	$(24,972)	$(5,295)	$(37,096)	$(6,139)

The following table shows our restaurant unit count as of August 28, 2019 and June 3, 2020.

Restaurant Counts:

	August 28, 2019	FY20 YTDQ3 Openings	FY20 YTDQ3 Closings	June 3, 2020
Luby’s Cafeterias	79	—	(3)	76
Fuddruckers Restaurants	44	—	(13)	31
Cheeseburger in Paradise	1	—	—	1
Total	124	—	(16)	108

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

As of June 3, 2020, we owned or leased 108 restaurants, of which 76 are traditional cafeterias, 31 are gourmet hamburger restaurants, and one is a casual dining restaurant and bar. These establishments are located in close proximity to retail centers, business developments and residential areas mostly throughout the United States. Included in the 108 restaurants that we own or lease are 12 restaurants located at six property locations where we operate a side-by-side Luby’s Cafeteria and Fuddruckers on the same property. We refer to these locations as “Combo locations.” Of these locations, there were 31 Luby's Cafeteria restaurants and Combo locations and 8 Fuddruckers restaurants operating with dining rooms open at limited capacity as of June 3, 2020,

As of June 3, 2020, we operated 27 Culinary Contract Services locations. We operated 20 of these locations in the Houston, Texas area, two in Dallas, Texas, three in the Texas Lower Rio Grande Valley, one in Kansas, and one in North Carolina. Luby’s Culinary Contract Services currently provides food service management to hospitals, corporate dining facilities, sports stadiums, and a senior care facility.

As of June 3, 2020, we had 37 franchise owners operating 83 Fuddruckers restaurants. Our largest 6 franchise owners own five to twelve restaurants each and 12 franchise owners each own two to four restaurants. The 19 remaining franchise owners each own one restaurant.

Special Committee Update

On June 3, 2020, the Company announced that, upon the recommendation of a Special Committee of the Board of Directors, the full Board approved a course of action to pursue the sale of the Company’s operating divisions and assets, including its real estate assets, and distribute the net proceeds to stockholders after payment of the Company’s debts and other obligations. During the sale process, many of the Company’s restaurants will remain open. The decision by the Company’s Board of Directors follows a comprehensive review of the Company’s operations and assets led by a Special Committee, which reviewed a range of strategic alternatives available to the Company with the objective of maximizing stockholder value.
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

COVID-19 Pandemic
On March 13, 2020, President Donald Trump declared a national emergency in response to the novel coronavirus disease ("COVID-19") pandemic. On March 19, 2020, Governor Greg Abbott of Texas issued a public health disaster for the state of Texas to bring the entire state in line with CDC guidelines including, (1) closing of schools statewide, (2) ban on dine-in eating and gatherings of groups of more than 10 people, and (3) closing of gyms and bars. Governor Abbott followed with an essential services order on March 31, 2020, requiring anyone who is not considered an essential, critical infrastructure worker to stay home except for essential activity, essential businesses, essential government functions and critical care facilities. Most other states, including those states where we operate, issued similar orders. The governor of Texas began relaxing some restrictions on businesses operating in Texas beginning May 1, 2020, which permitted a gradual reopening of businesses, including restaurants, with modified operations..
The spread of COVID-19 has affected the United States economy, our operations and those of third parties on which we rely. Beginning on March 17, 2020, we began suspending on-premise dining at our restaurants and substantially all employees at those locations were placed on furlough. By March 31, 2020 we had suspended on-premise dining at all 118 of our company-owned restaurants and had suspended all operations at 50 of our Luby's Cafeteria's, 36 company-owned Fuddruckers restaurants and our one Cheeseburger in Paradise restaurant. The 28 Luby's Cafeteria's and 3 Fuddruckers restaurants that remained open were providing take-out, drive-through and curbside pickup, or delivery with reduced operating hours and on-site staff. In addition, more than 50 percent of our general and administrative staff were placed on furlough and salaries were temporarily reduced by 50 percent for the remaining general and administrative staff and other salaried employees, including all senior management. Furthermore, our franchise owners suspended operations or moved to limited food-to-go operations at their locations, reducing the number of franchise locations in operation to 37 by early April 2020 from 90 prior to the COVID-19 pandemic.
Beginning in May 2020, we began to gradually reopen the dining rooms with state-mandated limits on guest capacity at the 28 Luby's locations and 3 Fuddruckers locations that had been previously operating with food-to-go service only. We also began to reopen restaurants that were temporarily closed. As of June 3, 2020, there were 31 Luby's Cafeteria's and 8 Fuddruckers restaurants operating, all of which had their dining rooms open at limited capacity. There were 59 franchise locations in operation as of June 3, 2020. We are continuing the gradual reopening of our restaurants and as of the date of this filing there were 46 Luby's Cafeteria's and 17 Fuddruckers Restaurants operating with dining rooms open at limited capacity and there were 64 franchise locations in operation.
The full extent and duration of the impact of the COVID-19 pandemic on our operations and financial performance is currently unknown, and depends on future developments that are uncertain and unpredictable, including the duration of the spread of the pandemic, its impact on capital and financial markets on a macro-scale and any new information that may emerge concerning the severity of the virus, its spread to other regions, the actions to contain the virus or treat its impact, and consumer attitudes and behaviors, among others. The COVID-19 pandemic has materially disrupted our operations and cash flows for the third quarter of fiscal 2020 and has resulted in the recording of additional non-cash impairment charges related to our property and equipment and operating lease right-of-use assets related to our restaurants and goodwill.
Given the uncertainty regarding the spread of this virus and the timing of the economic recovery, the COVID-19 pandemic could continue to materially impact our results of operations and cash flows.
See "Going Concern" below.
Payroll Protection Plan (PPP) Loan and Credit Facility Debt Modification
As more fully discussed in "Debt" below, in the third quarter of fiscal 2020 we entered into a promissory note in the amount of $10.0 million (the "PPP Loan"). In conjunction with the entering into the PPP Loan, we amended our credit facility to permit us to incur indebtedness under the PPP Loan and to terminate the $5.0 million undrawn portion of the delayed draw term loan upon receipt of the PPP Loan.
Going Concern
We sustained a net loss of $15.2 million and cash flow from operations was a use of cash of $13.1 million in fiscal year ended August 28, 2019. In the two quarters ended March 11, 2020 (a period prior to the COVID-19 pandemic), we sustained a net loss of $12.1 million and cash flow from operations was a use of cash of $5.9 million. In the quarter ended June 3, 2020 we sustained a net loss of $25.0 million and for the three quarters ended June 3, 2020 our cash flow from operations was a use of cash of $14.1 million. On March 13, 2020, shortly after the end of our second quarter, President Donald Trump declared a national emergency in response to the COVID-19 pandemic followed by Governor Greg Abbott of Texas issuing a public health disaster for the state of Texas on March 19, 2020. We took the necessary actions described in "Note 2. COVID-19 Pandemic" which further stressed the liquid financial resources of the Company. We borrowed the remaining $1.4 million available on our revolving line of credit with MSD Capital, borrowed $2.5 million on our Delayed Draw Term Loan, and applied for and received a $10.0 million PPP Loan as described in "COVID-19 Pandemic", above. As of the date of this filing, we have no undrawn borrowing capacity under our credit facility. Further, we do not believe that we are currently able to secure any additional debt financing.
The full extent and duration of the impact of the COVID-19 pandemic on our operations and financial performance is currently unknown. The Company’s continuation as a going concern is dependent on its ability to generate sufficient cash flows from operations and its ability to generate proceeds from real estate property sales to meet its obligations. The above conditions and events, in the aggregate, raise substantial doubt about our ability to continue as a going concern. Notwithstanding the aforementioned substantial doubt, the accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result should the Company be unable to continue as a going concern Management has assessed the Company’s ability to continue as a going concern as of the balance sheet date, and for at least one year beyond the financial statement issuance date. The assessment of a company’s ability to meet its obligations is inherently judgmental.

On June 3, 2020, the Company announced that the Board of Directors of the Company will aggressively pursue a sale of the Company's operations and assets and distribute the net proceeds to our stockholders, after payment of debt and other obligations. This course of action is more fully explained in "Special Committee Update" above. We have not established a timeframe, nor have we committed to a specific plan, but such a plan could extend beyond one year. Until a formal plan of sale and proceeds distribution is approved, we believe we will be able to meet our obligations for the next 12 months when they come due through (1) cash flow from operating certain restaurants, (2) available cash balances, and (3) proceeds generated from real estate property sales as discussed below.
Since the onset of the COVID-19 Pandemic, we have reviewed and modified many aspects of our operating plan within our restaurants and corporate overhead. The Company is now operating at an increased level of operational cost efficiency. These efforts are expected to partially mitigate the adverse impacts of the COVID-19 pandemic. Additionally, the sale of some assets will likely be necessary for the Company to generate cash to fund its operations. The Company has historically been able to successfully generate proceeds from property sales. Although the Company has been successful in these endeavors in the past, there are no assurances the Company will generate sufficient funds to meet all its obligations as they become due. The following conditions were considered in management’s evaluation of going concern and its efforts to mitigate that concern:
•Revamped restaurant operations to generate cost efficiencies, which resulted in higher restaurant operating margins even while sales levels have not returned to pre-COVID-19 pandemic levels. As the restaurants adapted to the new operating environment, a lower cost labor model was deployed, food costs declined as menu offerings were concentrated among the historically top selling items, and various restaurant service and supplier costs were reevaluated.
•Restructured corporate overhead earlier in calendar 2020 prior to the COVID-19 pandemic, including a transition to third party provider for certain accounting and payroll function. Significant further restructuring took place in April, May and June of 2020, as we reviewed all corporate service providers, information technology needs, and personnel requirements to support a reduced level of operations going forward.
•Secured the PPP Loan which was necessary for funding continuing operations. We believe that a portion of the PPP loan will be eligible for forgiveness; however, that amount cannot currently be calculated.
•In addition to the approximate $7.2 million proceeds from property sales achieved in fiscal year 2020 through the third quarter, we generated an additional $10.7 million proceeds from property sales in June 2020 and anticipate an additional $9.2 million proceeds from property sales before the end of fiscal 2020 in August.
We believe these plans are sufficient to overcome the significant doubt whether we can meet our liquidity needs for the 12 months from the issuance of these financial statements. However, we cannot predict with certainty that these efforts will be successful or sufficient.
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

Same-Store Sales
Due to the lack of comparability of current year quarter and year-to-date restaurant sales as a result of the effects of the COVID-19 pandemic, we are not presenting Same-Store Sales comparisons in this Quarterly Report on Form 10Q.

RESULTS OF OPERATIONS

Quarter Ended June 3, 2020 Compared to Quarter Ended June 5, 2019 and Three Quarters Ended June 3, 2020 Compared to Three Quarters Ended June 5, 2019

Comparability between quarters is affected by the varying lengths of the quarters and quarters ending at different points in the calendar year when seasonal patterns for sales are different. Both the quarter ended June 3, 2020 and the quarter ended June 5, 2019 consisted of 12 weeks.

Sales

	Quarter Ended	Quarter Ended
($000s)	June 3, 2020	June 5, 2019	Increase/ (Decrease)
	(12 weeks)	(12 weeks)	(12 weeks vs 12 weeks)
Restaurant sales	$13,832	$65,611	$(51,779)	(78.9)%
Culinary contract services	4,963	7,571	(2,608)	(34.4)%
Franchise revenue	193	1,482	(1,289)	(87.0)%
Vending revenue	6	102	(96)	(94.1)%
TOTAL SALES	$18,994	$74,766	$(55,772)	(74.6)%

The Company has five reportable segments: Luby's cafeterias, Fuddruckers restaurants, Cheeseburger in Paradise, Fuddruckers franchise operations, and Culinary contract services.

Company-Owned Restaurants

Restaurant Sales

($000s)	Quarter Ended	Quarter Ended
Restaurant Brand	June 3,	June 5,	Increase/(Decrease)
	2020	2019	$ Amount	% Change
	(12 weeks)	(12 weeks)	(12 weeks vs 12 weeks)
Luby’s Cafeterias	$11,857	$44,930	$(33,073)	(73.6)%
Combo locations	540	4,591	(4,051)	(88.2)%
Luby's cafeteria segment	12,397	49,521	(37,124)	(75.0)%
Fuddruckers restaurants segment	1,405	15,312	(13,907)	(90.8)%
Cheeseburger in Paradise segment	30	778	(748)	(96.1)%
Total Restaurant Sales	$13,832	$65,611	$(51,779)	(78.9)%

Total restaurant sales decreased approximately $51.8 million in the quarter ended June 3, 2020 compared to the quarter ended June 5, 2019. The decrease in restaurant sales included an approximate $33.1 million decrease in sales at stand-alone Luby's Cafeterias, an approximate $13.9 million decrease in sales at stand-alone Fuddruckers restaurants, an approximate $4.1 million decrease in sales from Combo locations, and an approximate $0.7 million decrease in sales at Cheeseburger in Paradise restaurants.

•The approximate $33.1 million decrease in sales at stand-alone Luby's Cafeteria restaurants was the result of temporary closures and reduced operations due to local COVID-19 restrictions. There were 27 locations that remained open throughout the quarter ended June 3, 2020. The 27 locations were open with food-to-go only for 69% of the store-days in the month. During this time, the stores' average weekly sales were $25,000 per week which was 57% lower than the quarter ended June 5, 2019. When limited dine in was allowed, representing 25% of the total store-days in the quarter ended June 3, 2020, sales averaged $43,000 per week, which was 28% lower than the quarter ended June 5, 2019. As of June 3, 2020, there were 30 stand-alone Luby's Cafeteria restaurants open with limited dine in allowed. Permanent store closures of four locations accounted for approximately $1.7 million in reduced sales compared to the quarter ended June 5, 2019.

•The approximate $13.9 million decrease in sales at stand-alone Fuddruckers restaurants was the result of temporary closures and reduced operations due to local COVID-19 restrictions. During the quarter ended June 3, 2020, there were three units that operated throughout. Those three locations operated with food-to-go only for 56% of the store days in the quarter ended June 3, 2020. Restaurant sales per store per week at these three locations with just food-to-go were $12,000 per week, down 60% compared to the quarter ended June 5, 2019. These same three stores operated with limited dine in capacity for 36% of the store days for the quarter ended June 3, 2020. Sales per store per week were $22,000, down 29% from the quarter ended June 5, 2019, at these locations when dining rooms were opened for limited operations. As of June 3, 2020, there were 8 stand-alone Fuddruckers restaurants operating with limited dining room operations. Also, 15 permanent restaurant closings and seven restaurant transfers to a franchise owner's operations accounted for approximately $6.3 million of this sales decline.

•The approximate $4.1 million decrease in sales at Combo locations reflects a 88.2% decrease in sales at the six locations. Only one location operated throughout the quarter, with just the Luby's Cafeteria side open, in the quarter ended June 3, 2020.

•The approximate $0.7 million decrease in sales at Cheeseburger in Paradise restaurants in the quarter ended June 3, 2020 compared to the quarter ended June 5, 2019 was the result of the one remaining location being closed for most of the quarter ended June 3, 2020.

	Three Quarters Ended	Three Quarters Ended
($000s)	June 3, 2020	June 5, 2019	Increase/ (Decrease)
	(40 weeks)	(40 weeks)	(40 weeks vs 40 weeks)
Restaurant sales	$157,781	$222,079	$(64,298)	(29.0)%
Culinary contract services	21,735	24,610	(2,875)	(11.7)%
Franchise revenue	3,058	5,126	(2,068)	(40.3)%
Vending revenue	130	292	(162)	(55.5)%
TOTAL SALES	$182,704	$252,107	$(69,403)	(27.5)%

The Company has five reportable segments: Luby's cafeterias, Fuddruckers restaurants, Cheeseburger in Paradise, Fuddruckers franchise operations, and Culinary contract services.

Company-Owned Restaurants

Restaurant Sales

($000s)	Three Quarters Ended	Three Quarters Ended
Restaurant Brand	June 3,	June 5,	Increase/(Decrease)
	2020	2019	$ Amount	% Change
	(40 weeks)	(40 weeks)	(40 weeks vs 40 weeks)
Luby’s Cafeterias	$115,944	$151,839	$(35,895)	(23.6)%
Combo locations	11,552	14,911	$(3,359)	(22.5)%
Luby's cafeteria segment	127,496	166,750	$(39,254)	(23.5)%
Fuddruckers restaurants segment	28,763	53,001	(24,238)	(45.7)%
Cheeseburger in Paradise segment	1,522	2,328	(806)	(34.6)%
Total Restaurant Sales	$157,781	$222,079	$(64,298)	(29.0)%

Total restaurant sales decreased approximately $64.3 million in the three quarters ended June 3, 2020 compared to the three quarters ended June 5, 2019. The decrease in restaurant sales included an approximate $35.9 million decrease in sales at stand-alone Luby's Cafeterias, an approximate $24.2 million decrease in sales at stand-alone Fuddruckers restaurants, an approximate $0.8 million decrease in sales at Cheeseburger in Paradise restaurants, and an approximate $3.4 million decrease in sales from Combo locations.

•The approximate $35.9 million decrease in sales at stand-alone Luby's Cafeteria restaurants was due to the impact of temporary closures and reduced operations mandated from local COVID-19 related restrictions and due to the closure of 8 locations (accounting for approximately $6.1 million in reduced sales).

•The approximate $24.2 million decrease in sales at stand-alone Fuddruckers restaurants was the result of 29 restaurant closings including seven restaurant transfers to a franchise owner's operations (accounting for approximately $16.9 million of this sales decline combined) and due to the impact of temporary closures and reduced operations mandated from local COVID-19 related restrictions.

•The approximate $3.4 million decrease in sales at Combo locations primarily reflects the impact of temporary closures and reduced operations mandated from local COVID-19 related restrictions.

•The approximate $0.8 million decrease in sales at Cheeseburger in Paradise restaurants was the result of temporary closure of the one Cheeseburger in Paradise on March 18, 2020 due to local COVID-19 restrictions.

Cost of Food

	Quarter Ended	Quarter Ended
($000s)	June 3, 2020	June 5, 2019	Increase/ (Decrease)
	(12 weeks)	(12 weeks)	(12 weeks vs 12 weeks)
Cost of food:
Luby's cafeteria segment	$3,650	$14,127	$(10,477)	(74.2)%
Fuddruckers restaurants segment	366	4,102	(3,736)	(91.1)%
Cheeseburger in Paradise segment	23	249	(226)	(90.8)%
Total Restaurants	$4,039	$18,478	$(14,439)	(78.1)%

As a percentage of restaurant sales
Luby's cafeteria segment	29.4%	28.5%		0.9%
Fuddruckers restaurants segment	26.0%	26.8%		(0.8)%
Cheeseburger in Paradise segment	75.9%	32.0%		43.9%
Total Restaurants	29.2%	28.2%		1.0%

Cost of food is comprised of the cost associated with the sale of food and beverage products that are consumed while dining in our restaurants, as take-out, and as catering. Cost of food decreased approximately $14.4 million, or 78.1%, in the quarter ended June 3, 2020 compared to the quarter ended June 5, 2019 due to operation of 27 fewer locations (primarily Fuddruckers restaurants) and the temporary closures and reduced operations at restaurants due to local COVID restrictions. As a percentage of restaurant sales, food costs increased 1.0% to 29.2% in the quarter ended June 3, 2020 compared to 28.2% in the quarter ended June 5, 2019. For the 27 Luby's cafeterias that remained open throughout the quarter ended June 3, 2020, the cost of food as a percentage of sales decreased 1.3% to 26.5%.

	Three Quarters Ended	Three Quarters Ended
($000s)	June 3, 2020	June 5, 2019	Increase/ (Decrease)
	(40 weeks)	(40 weeks)	(40 weeks vs 40 weeks)
Cost of food:
Luby's cafeteria segment	$36,938	$47,181	$(10,243)	(21.7)%
Fuddruckers restaurants segment	7,955	13,797	(5,842)	(42.3)%
Cheeseburger in Paradise segment	485	729	(244)	(33.5)%
Total Restaurants	$45,378	$61,707	$(16,329)	(26.5)%

As a percentage of restaurant sales
Luby's cafeteria segment	29.0%	28.3%		0.7%
Fuddruckers restaurants segment	27.7%	26.0%		1.7%
Cheeseburger in Paradise segment	31.8%	31.3%		0.5%
Total Restaurants	28.8%	27.8%		1.0%

Cost of food is comprised of the cost associated with the sale of food and beverage products that are consumed while dining in our restaurants, as take-out, and as catering. Cost of food decreased approximately $16.3 million, or 26.5%, in the three quarters ended June 3, 2020 compared to the three quarters ended June 5, 2019 due to operation of 38 fewer locations (primarily Fuddruckers restaurants) and the temporary closures and reduced operations due to local COVID-19 restrictions. As a percentage of restaurant sales, food costs increased 1.0% to 28.8% in the three quarters ended June 3, 2020 compared to 27.8% in the three quarters ended June 5, 2019.

Payroll and Related Costs

	Quarter Ended	Quarter Ended
($000s)	June 3, 2020	June 5, 2019	Increase/ (Decrease)
	(12 weeks)	(12 weeks)	(12 weeks vs 12 weeks)
Payroll and related Costs:
Luby's Cafeteria Segment	$4,778	$19,013	$(14,235)	(74.9)%
Fuddruckers Restaurants Segment	692	5,738	(5,046)	(87.9)%
Cheeseburger in Paradise Segment	17	264	(247)	(93.6)%
Total Restaurants	$5,487	$25,015	$(19,528)	(78.1)%

As a percentage of restaurant sales
Luby's Cafeteria Segment	38.5%	38.4%		0.1%
Fuddruckers Restaurants Segment:	49.3%	37.5%		11.8%
Cheeseburger in Paradise Segment	56.0%	34.0%		22.0%
Total Restaurants	39.7%	38.1%		1.6%

Payroll and related costs decreased approximately $19.5 million, or 78.1%, in the quarter ended June 3, 2020 compared to the quarter ended June 5, 2019. The decrease reflects the impact of temporary closures and reduced operations due to local COVID-19 restrictions and operating 27 fewer restaurants. Due to the various COVID-19 restrictions under which our restaurants operated, the company implemented a new labor model, reducing the amount of crew hours and minimizing the number of managers at the stores that remained open. As a percentage of restaurant sales, payroll and related costs increased 1.6% to 39.7% in the quarter ended June 3, 2020 compared to 38.1% in the quarter ended June 5, 2019. For Luby's cafeterias that operated throughout the quarter, payroll and related costs decreased 3.0% to 34.0% in the quarter ended June 3, 2020 from 37.0% in the quarter ended June 5, 2019.

	Three Quarters Ended	Three Quarters Ended
($000s)	June 3, 2020	June 5, 2019	Increase/ (Decrease)
	(40 weeks)	(40 weeks)	(40 weeks vs 40 weeks)
Payroll and related Costs:
Luby's Cafeteria Segment	$49,369	$63,016	$(13,647)	(21.7)%
Fuddruckers Restaurants Segment	$11,424	$20,298	$(8,874)	(43.7)%
Cheeseburger in Paradise Segment	$609	$944	$(335)	(35.5)%
Total Restaurants	$61,402	$84,258	$(22,856)	(27.1)%

As a percentage of restaurant sales
Luby's Cafeteria Segment	38.7%	37.8%		0.9%
Fuddruckers Restaurants Segment:	39.7%	38.3%		1.4%
Cheeseburger in Paradise Segment	40.0%	40.5%		(0.5)%
Total Restaurants	38.9%	37.9%		1.0%

Payroll and related costs decreased approximately $22.9 million, or 27.1%, in the three quarters ended June 3, 2020 compared to the three quarters ended June 5, 2019. The decrease reflects (1) operating 27 fewer restaurants and (2) the impact of temporary closures and reduced operations as the result of local COVID-19 restrictions in the quarter ended June 3, 2020. As a percentage of restaurant sales, payroll and related costs increased 1.0% to 38.9% in the three quarters ended June 3, 2020 compared to 37.9% in the three quarters ended June 5, 2019.

Other Operating Expenses

	Quarter Ended	Quarter Ended
($000s)	June 3, 2020	June 5, 2019	Increase/ (Decrease)
	(12 weeks)	(12 weeks)	(12 weeks vs 12 weeks)
Other operating expenses:
Luby's Cafeteria Segment	$5,019	$8,430	$(3,411)	(40.5)%
Fuddruckers Restaurants Segment	$691	$2,898	$(2,207)	(76.2)%
Cheeseburger in Paradise Segment	$56	$163	$(107)	(65.6)%
Total Restaurants	$5,766	$11,491	$(5,725)	(49.8)%

As a percentage of restaurant sales
Luby's Cafeteria Segment	40.5%	17.0%		23.5%
Fuddruckers Restaurants Segment:	49.2%	18.9%		30.3%
Cheeseburger in Paradise Segment	188.7%	21.0%		167.7%
Total Restaurants	41.7%	17.5%		24.2%

Other operating expenses include restaurant-related expenses for utilities, repairs and maintenance, local store advertising, property and liability insurance uninsured losses, services and supplies. Other operating expenses decreased approximately $5.7 million, or 49.8%, in the quarter ended June 3, 2020 compared to the quarter ended June 5, 2019. Of the approximate $5.7 million decrease in total other operating expenses, an approximate $4.6 million is attributed to store closures (both temporary due to local COVID-19 restrictions and permanent) and $1.1 million attributable to stores that continued to operate throughout the quarter. The $1.1 million decrease in other operating expenses at stores that continue to operate is primarily attributable to (1) an approximate $0.4 million decrease in the costs of supplies (2) an approximate $0.2 million decrease in services (3) an approximate $0.1 million decrease in utilities expense and (4) an approximate $0.2 million decrease in repairs expense. As a result of the reduced sales level from COVID-19 restrictions, the company worked to manage costs by reducing frequencies of certain services, limited repairs to only operation critical items, and implementation of other cost efficiencies. As a percentage of restaurant sales, other operating expenses increased 24.2%, to 41.7%, in the quarter ended June 3, 2020, compared to 17.5% in the quarter ended June 5, 2019 due primarily to the reasons enumerated above and reduced sales.

	Three Quarters Ended	Three Quarters Ended
($000s)	June 3, 2020	June 5, 2019	Increase/ (Decrease)
	(40 weeks)	(40 weeks)	(40 weeks vs 40 weeks)
Other operating expenses:
Luby's Cafeteria Segment	$24,443	$28,413	$(3,970)	(14.0)%
Fuddruckers Restaurants Segment	$5,781	$10,266	$(4,485)	(43.7)%
Cheeseburger in Paradise Segment	$401	$725	$(324)	(44.7)%
Total Restaurants	$30,625	$39,404	$(8,779)	(22.3)%

As a percentage of restaurant sales
Luby's Cafeteria Segment	19.2%	17.0%		2.2%
Fuddruckers Restaurants Segment:	20.1%	19.4%		0.7%
Cheeseburger in Paradise Segment	26.4%	31.1%		(4.7)%
Total Restaurants	19.4%	17.7%		1.7%

Other operating expenses include restaurant-related expenses for utilities, repairs and maintenance, local store advertising, property and liability insurance uninsured losses, services and supplies. Other operating expenses decreased approximately $8.8 million, or 22.3%, in the three quarters ended June 3, 2020 compared to the three quarters ended June 5, 2019. Of the approximate $8.8 million decrease in total other operating expenses, (1) $3.3 million is attributable to supplies (2) $2.7 million is attributable to utilities (3) $2.3 million is attributable to services and (4) $2.2 million is attributable to repairs offset by increases in insurance, local marketing and bad debt expenses. As a percentage of restaurant sales, other operating expenses increased 1.7%, to 19.4%, in the three quarters ended June 3, 2020, compared to 17.7% in the three quarters ended June 5, 2019 due primarily to the reasons enumerated above and the decrease in restaurant sales.

Occupancy Costs

	Quarter Ended	Quarter Ended
($000s)	June 3, 2020	June 5, 2019	Increase/ (Decrease)
	(12 weeks)	(12 weeks)	(12 weeks vs 12 weeks)
Occupancy costs:
Luby's Cafeteria Segment	$2,140	$2,131	$9	0.4%
Fuddruckers Restaurants Segment	$1,481	$1,817	$(336)	(18.5)%
Cheeseburger in Paradise Segment	$75	$75	$—	—%
Total Restaurants	$3,696	$4,023	$(327)	(8.1)%

As a percentage of restaurant sales
Luby's Cafeteria Segment	17.3%	4.3%		13.0%
Fuddruckers Restaurants Segment:	105.5%	11.9%		93.6%
Cheeseburger in Paradise Segment	252.1%	9.7%		242.4%
Total Restaurants	26.7%	6.1%		20.6%

Occupancy costs include property lease expense, property taxes, and common area maintenance charges, property insurance, and permits and licenses. Occupancy costs decreased approximately $0.3 million, or 8.1%, to approximately $3.7 million in the quarter ended June 3, 2020 compared to the quarter ended June 5, 2019. The decrease was primarily due to a decrease in rent and property taxes associated with operating 27 fewer restaurants in the quarter ended June 3, 2020 compared to the quarter ended June 5, 2019, partially offset by the additional lease expense at three properties that were sold and leased back. As a percentage of restaurant sales, occupancy costs increased to 26.7%, in the quarter ended June 3, 2020 compared to 6.1% in the quarter ended June 5, 2019 primarily as a result of lower sales due to temporary closures and reduced operations due to local COVID-19 restrictions reducing sales.

	Three Quarters Ended	Three Quarters Ended
($000s)	June 3, 2020	June 5, 2019	Increase/ (Decrease)
	(40 weeks)	(40 weeks)	(40 weeks vs 40 weeks)
Occupancy costs:
Luby's Cafeteria Segment	$7,080	$7,173	$(93)	(1.3)%
Fuddruckers Restaurants Segment	$5,126	$6,656	$(1,530)	(23.0)%
Cheeseburger in Paradise Segment	$264	$235	$29	12.3%
Total Restaurants	$12,470	$14,064	$(1,594)	(11.3)%

As a percentage of restaurant sales
Luby's Cafeteria Segment	5.6%	4.3%		1.3%
Fuddruckers Restaurants Segment:	17.8%	12.6%		5.2%
Cheeseburger in Paradise Segment	17.3%	10.1%		7.2%
Total Restaurants	7.9%	6.3%		1.6%

Occupancy costs include property lease expense, property taxes, and common area maintenance charges, property insurance, and permits and licenses. Occupancy costs decreased approximately $1.6 million, or 11.3%, to approximately $12.5 million in the three quarters ended June 3, 2020 compared to the three quarters ended June 5, 2019. The decrease was primarily due to a decrease in rent and property taxes associated with operating 38 fewer restaurants in the three quarters ended June 3, 2020 compared to the three quarters ended June 5, 2019, partially offset by the additional lease expense at three properties that were sold and leased back. As a percentage of restaurant sales, occupancy costs increased to 7.9%, in the three quarters ended

June 3, 2020 compared to 6.3% in the three quarters ended June 5, 2019 primarily as a result of lower sales due to closures and reduced operations due to local COVID-19 restrictions..

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

	Quarter Ended	Quarter Ended
($000s)	June 3, 2020	June 5, 2019	Increase/ (Decrease)
	(12 weeks)	(12 weeks)	(12 weeks vs 12 weeks)
Franchise revenue	$193	$1,482	$(1,289)	(87.0)%
Cost of franchise operations	437	330	107	32.4%
Franchise profit	$(244)	$1,152	$(1,396)	(121.2)%
Franchise profit as a percentage of franchise revenue	(126.4)%	77.7%		(204.1)%

Franchise revenue decreased approximately $1.3 million in the quarter ended June 3, 2020 compared to the quarter ended June 5, 2019. The $1.3 million decrease in franchise revenue reflects the temporary closures or reduced operations of most of the franchise network due to local COVID-19 restrictions in the quarter ended June 3, 2020 compared to the quarter ended June 5, 2019.

Cost of franchise operations increased approximately $0.1 million in the quarter ended June 3, 2020 compared to the quarter ended June 5, 2019. The increase in Cost of franchise operations primarily reflects timing of recognizing marketing and advertising fee expenses in the quarter ended June 3, 2020. Franchise segment profit, defined as franchise revenue less cost of franchise operations, decreased approximately $1.4 million in the quarter ended June 3, 2020 compared to the quarter ended June 5, 2019 due primarily to the reasons noted above for the decrease in Franchise revenue and increase in Cost of franchise operations.

As of June 3, 2020, there were 83 Fuddruckers franchise restaurants of which, 59 were operating at of June 3, 2020.

	Three Quarters Ended	Three Quarters Ended
($000s)	June 3, 2020	June 5, 2019	Increase/ (Decrease)
	(40 weeks)	(40 weeks)	(40 weeks vs 40 weeks)
Franchise revenue	$3,058	$5,126	$(2,068)	(40.3)%
Cost of franchise operations	1,411	849	562	66.2%
Franchise profit	$1,647	$4,277	$(2,630)	(61.5)%
Franchise profit as a percentage of franchise revenue	53.9%	83.4%		(29.5)%

Franchise revenue decreased approximately $2.1 million in the three quarters ended June 3, 2020 compared to the three quarters ended June 5, 2019. The $2.1 million decrease in franchise revenue reflects primarily (1) $1.6 million lower franchise royalties and (2) $0.5 million lower franchise fees in the three quarters ended June 3, 2020 compared to the three quarters ended June 5, 2019

Cost of franchise operations increased approximately $0.6 million in the three quarters ended June 3, 2020 compared to the three quarters ended June 5, 2019. The increase in Cost of franchise operations primarily reflects (1) timing of recognizing marketing and advertising fee expenses; (2) an increase in wages supporting the franchise network in the three quarters ended June 3, 2020; and (3) the receipt of funds in the three quarters ended June 5, 2019 from vendors in support of a franchise meeting. Franchise segment profit, defined as franchise revenue less cost of franchise operations, decreased approximately $2.6 million in the three quarters ended June 3, 2020 compared to the three quarters ended June 5, 2019 due primarily to the reasons noted above for the decrease in Franchise revenue and increase in Cost of franchise operations.

Culinary Contract Services

Culinary Contract Services is a business line servicing healthcare, sport stadiums, corporate dining clients, and sales through retail grocery stores. The healthcare accounts are full service and typically include in-room delivery, catering, vending, coffee service, and retail dining. Culinary Contract Services has contracts with long-term acute care hospitals, acute care medical centers, ambulatory surgical centers, behavioral hospitals, sports stadiums, and business and industry clients. Culinary Contract Services has the unique ability to deliver quality services that include facility design and procurement as well as nutrition and branded food services to our clients. We focus on clients who are able to enter into agreements in which all operating costs are reimbursed to us and we generally charge a fixed fee as opposed to agreements where we retain all revenues and operating costs and we are exposed to the variability of the operating results of the location. The fixed fee agreements typically present lower financial risk to the company. We operated 27 Culinary Contract Services locations as of June 3, 2020 and 28 as of June 5, 2019.

	Quarter Ended	Quarter Ended
($000s)	June 3, 2020	June 5, 2019	Increase/ (Decrease)
	(12 weeks)	(12 weeks)	(12 weeks vs 12 weeks)
Culinary contract services sales	$4,963	$7,571	$(2,608)	(34.4)%
Cost of culinary contract services	4,712	6,791	(2,079)	(30.6)%
Culinary contract services profit	$251	$780	$(529)	(67.8)%
Culinary contract services profit as a percentage of Culinary contract services sales	5.1%	10.3%		(5.2)%

Culinary contract services sales decreased approximately $2.6 million, or 34.4%, in the quarter ended June 3, 2020 compared to the quarter ended June 5, 2019. The $2.6 million sales decrease was primarily related to the decrease in activity and temporary closures due to local COVID-19 restrictions.

Cost of culinary contract services includes the food, payroll and related costs, other direct operating expenses, and corporate overhead expenses associated with generating Culinary Contract Services sales. Cost of culinary contract services decreased approximately $2.1 million, or 30.6%, in the quarter ended June 3, 2020 compared to the quarter ended June 5, 2019. Culinary contract services segment profit, defined as Culinary contract services sales less Cost of culinary contract services, decreased to 5.1% in the quarter ended June 3, 2020 from 10.3% in the quarter ended June 5, 2019 due to the impact to our Culinary contract services clients from COVID-19.

	Three Quarters Ended	Three Quarters Ended
($000s)	June 3, 2020	June 5, 2019	Increase/ (Decrease)
	(28 weeks)	(28 weeks)	(40 weeks vs 40 weeks)
Culinary contract services sales	$21,735	$24,610	$(2,875)	(11.7)%
Cost of culinary contract services	20,060	22,324	(2,264)	(10.1)%
Culinary contract services profit	$1,675	$2,286	$(611)	(26.7)%
Culinary contract services profit as a percentage of Culinary contract services sales	7.7%	9.3%		(1.6)%

Culinary contract services sales decreased approximately $2.9 million, or 11.7%, in the three quarters ended June 3, 2020 compared to the three quarters ended June 5, 2019. The $2.9 million sales decrease was primarily related to the decrease in culinary contract service locations and the impact of COVID-19 in the quarter ended June 3, 2020.

Cost of culinary contract services includes the food, payroll and related costs, other direct operating expenses, and corporate overhead expenses associated with generating Culinary Contract Services sales. Cost of culinary contract services decreased approximately $2.3 million, or 10.1%, in the three quarters ended June 3, 2020 compared to the three quarters ended June 5, 2019. Culinary contract services segment profit, defined as Culinary contract services sales less Cost of culinary contract services, decreased to 7.7% in the three quarters ended June 3, 2020 from 9.3% in the three quarters ended June 5, 2019 due to the change in the mix of our culinary agreements with clients and the impact of COVID-19 in the quarter ended June 3, 2020.

 Company-wide Expenses

Opening Costs
Opening costs include labor, supplies, occupancy, and other costs necessary to support a restaurant through its opening period. Opening costs were immaterial in the quarter ended June 3, 2020 compared to $6 thousand in the quarter ended June 5, 2019. The opening costs in the quarter ended June 3, 2020 and in the quarter ended June 5, 2019 primarily reflects the carrying cost for one location that we lease for a potential future Fuddruckers opening.

Opening costs were $14 thousand in the three quarters ended June 3, 2020 compared to $49 thousand in the three quarters ended June 5, 2019. The opening costs in the three quarters ended June 3, 2020 and in the three quarters ended June 5, 2019 primarily reflects the carrying cost for one location that we lease for a potential future Fuddruckers opening.

Depreciation and Amortization Expense

	Quarter Ended	Quarter Ended
($000s)	June 3, 2020	June 5, 2019	Increase/ (Decrease)
	(12 weeks)	(12 weeks)	(12 weeks vs 12 weeks)
Depreciation and amortization	$2,709	$2,927	$(218)	(7.4)%
As a percentage of total sales	14.3%	3.9%		10.4%

Depreciation and amortization expense decreased by approximately $0.2 million, or 7.4%, in the quarter ended June 3, 2020 compared to the quarter ended June 5, 2019 due primarily to certain assets reaching the end of their depreciable lives and the removal of certain assets upon sale. As a percentage of total revenue, Depreciation and amortization expense increased to 14.3% in the quarter ended June 3, 2020, compared to 3.9% in the quarter ended June 5, 2019 due to sales declines due primarily to COVID-19.

	Three Quarters Ended	Three Quarters Ended
($000s)	June 3, 2020	June 5, 2019	Increase/ (Decrease)
	(28 weeks)	(28 weeks)	(40 weeks vs 40 weeks)
Depreciation and amortization	$9,149	$11,052	$(1,903)	(17.2)%
As a percentage of total sales	5.0%	4.4%		0.6%

Depreciation and amortization expense decreased by approximately $1.9 million, or 17.2%, in the three quarters ended June 3, 2020 compared to the three quarters ended June 5, 2019 due primarily to certain assets reaching the end of their depreciable lives and the removal of certain assets upon sale. As a percentage of total revenue, Depreciation and amortization expense increased to 5.0% in the three quarters ended June 3, 2020, compared to 4.4% in the three quarters ended June 5, 2019.

Selling, General and Administrative Expenses

	Quarter Ended	Quarter Ended
($000s)	June 3, 2020	June 5, 2019	Increase/ (Decrease)
	(12 weeks)	(12 weeks)	(12 weeks vs 12 weeks)
General and administrative expenses	$3,063	$7,332	$(4,269)	(58.2)%
Marketing and advertising expenses	276	1,291	(1,015)	(78.6)%
Selling, general and administrative expenses	$3,339	$8,623	$(5,284)	(61.3)%
As a percentage of total sales	17.6%	11.5%		6.1%

Selling, general and administrative expenses include marketing and advertising expenses, corporate salaries and benefits-related costs, including restaurant area leaders and regional directors, share-based compensation, professional fees, travel and recruiting expenses and other office expenses. Selling, general and administrative expenses decreased approximately $5.3 million, or 61.3%, in the quarter ended June 3, 2020 compared to the quarter ended June 5, 2019. The decrease in selling, general and administrative expenses reflects (1) an approximate $2.7 million reduction in salaries and benefits expense and (2) an approximate $1.0 million decrease in services (3) an approximate $0.6 million decrease in other components of selling, general and administrative expenses (including travel and recruiting related) and (4) an approximate $1.0 million decrease in marketing and advertising, including decreased expenditures across most marketing channels as spending was reduced as a result of the impact of reduced sales due to COVID-19. As a percentage of total revenue, Selling, general and administrative expenses increased to 17.6% in the quarter ended June 3, 2020, compared to 11.5% in the quarter ended June 5, 2019 due to the reasons described above partially offset by the impact of a decrease in sales resulting from a reduced number of stores in operation during local COVID-19 restrictions.

	Three Quarters Ended	Three Quarters Ended
($000s)	June 3, 2020	June 5, 2019	Increase/ (Decrease)
	(28 weeks)	(28 weeks)	(40 weeks vs 40 weeks)
General and administrative expenses	$16,946	$23,400	$(6,454)	(27.6)%
Marketing and advertising expenses	3,367	2,986	381	12.8%
Selling, general and administrative expenses	$20,313	$26,386	$(6,073)	(23.0)%
As a percentage of total sales	11.1%	10.5%		0.6%

Selling, general and administrative expenses include marketing and advertising expenses, corporate salaries and benefits-related costs, including restaurant area leaders and regional directors, share-based compensation, professional fees, travel and recruiting expenses and other office expenses. Selling, general and administrative expenses decreased approximately $6.1 million, or 23.0%, in the three quarters ended June 3, 2020 compared to the three quarters ended June 5, 2019. The decrease in selling, general and administrative expenses reflects (1) an approximate $4.1 million reduction in salaries and benefits expense, (2) an approximate $1.4 million reduction in services and (3) an approximate $1.0 million decrease in other components of Selling, general administrative expense (travel, supplies, occupancy, and other general overhead costs), partially offset by (4) an approximate $0.4 million increase in marketing and advertising, including increased expenditures for various digital media advertising and other efforts to reach our guests and drive traffic in an effective and efficient manner through the first two quarters offset by decreases in marketing in the third quarter due to reduced marketing spend during COVID-19. As a percentage of total revenue, Selling, general and administrative expenses increased to 11.1% in the three quarters ended June 3, 2020, compared to 10.5% in the three quarters ended June 5, 2019 due to the reasons described above partially offset by the impact of a decrease in sales resulting from a reduced number of stores in operation and COVID-19 restrictions.

Other Charges

Other charges include those expenses that we consider related to our restructuring efforts or not part of our recurring operations. We have identified these expenses amounting to approximately $0.2 million in the quarter ended June 3, 2020 and $0.8 million for the quarter ended June 5, 2019 and recorded in Other charges. In the three quarters ended June 3, 2020, we recorded $2.9 million in Other Charges compared to $3.3 million for the three quarters ended June 5, 2019. These expenses were included in our Selling, general, and administrative cost expense line in previously reported quarters of fiscal 2019.

	Quarter Ended		Three Quarters Ended
($000s)	June 3, 2020	June 5, 2019	June 3, 2020	June 5, 2019
	(In thousands)
Proxy communication related	$—	60	—	1,862
Employee severance	45	—	1,207	645
Restructuring related	119	743	1,705	772
Total Other charges	$164	$803	$2,912	$3,279

In the first half of fiscal 2019, a shareholder of the company proposed alternative nominees to the Board of Directors and other possible changes to the corporate strategy resulting in a contested proxy at the Company’s annual meeting. We incurred approximately $1.7 million (approximately $0.1 million in the quarter ended June 5, 2019) in proxy communication expense which was primarily for outside professional services and related costs in order to communicate with shareholders about management's strategy and the experience of the Company's members on the Board of Directors. For the three quarters ended June 5, 2019, we had recognized proxy communication related expenses of $1.9 million. In fiscal 2019, we separated a number of employees as part of our efforts to streamline our corporate overhead costs and to support a reduced number of restaurants in operation. Employees who were separated from the company were paid severance based on the number of years of service and earnings with the organization, resulting in an approximate $1.3 million charge ($1.2 million of the $1.3 million in the three quarters ended June 5, 2019). In fiscal 2020, we separated with an additional number of employees to further streamline our corporate overhead costs. Severance payments to these employees, based on the same criteria as in 2019, resulted in an approximately $45 thousand charge in the quarter ended June 3, 2020. In 2020, employee severance based on the same criteria as in 2019 for the three quarters ended June 3, 2020, we incurred $1.2 million. Also, in fiscal 2019, we engaged a professional consulting firm to evaluate initiatives to right-size corporate overhead costs and revenue enhancing measures. In addition, we engaged other outside consultants to evaluate various other components of our strategy. We also incurred cost of other outside professionals as we began efforts to transition portions of our accounting, payroll, operational reporting, and other back-office functions to a leading multi-unit restaurant outsourcing firm. The transition was substantially complete by the end of the second fiscal quarter of 2020. Lastly, we incurred expenses related to certain information technology systems that will be replaced by the capabilities of the outsourcing firm. We incurred an expense of $0.1 million for these restructuring efforts in the quarter ended June 3, 2020. For the three quarters ended June 3, 2020, we incurred $1.7 million for these restructuring efforts.

Provision for Asset Impairments and Restaurant Closings

The approximate $12.7 million impairment charge for the quarter ended June 3, 2020 is related to the impairment of physical and right-of-use assets for primarily 35 locations closed or negatively impacted as a result of temporary COVID-19 restrictions. The approximate $0.7 million impairment charge for the quarter ended June 5, 2019 is primarily related to one property written down to its fair value as well as net lease termination costs.

The approximate $14.5 million impairment charge for the three quarters ended June 3, 2020 is primarily related to two property locations where the right of use asset was written off as well as spare inventory of restaurant equipment and parts at our maintenance facility written down to their estimated fair value as well as the approximate 35 locations impaired in the third quarter. The approximate $3.1 million impairment charge for the three quarters ended June 5, 2019 is primarily related to assets at nine property locations held for use, and six properties held for sale, and one international joint venture, each written down to their fair value.

Net Loss (Gain) on Disposition of Property and Equipment

Gain on disposition of property and equipment was $0.4 million in the quarter ended June 3, 2020 and was primarily related to the sale of two locations partially offset by routine asset activity at other locations. The gain on disposition of property and equipment was approximately $0.4 million in the quarter ended June 5, 2019 is primarily related to the sale one property locations as well as routine asset retirement activity.

Gain on disposition of property and equipment was $2.9 million in the three quarters ended June 3, 2020 and was primarily related to the sale of three locations partially offset by routine asset activity at other locations. The gain on disposition of property and equipment was approximately $12.9 million in the three quarters ended June 5, 2019 is primarily related to the sale and leaseback of two property locations where we operate a total of three restaurants, partially offset by net lease termination costs at other locations as well as routine asset retirement activity.

Interest Income

Interest income was $19 thousand in the quarter ended June 3, 2020 compared to $11 thousand in the quarter ended June 5, 2019.

Interest income was $47 thousand in the three quarters ended June 3, 2020 compared to $30 thousand in the three quarters ended June 5, 2019.

Interest Expense

Interest expense was approximately $1.6 million in the quarter ended June 3, 2020 and $1.3 million in the quarter ended June 5, 2019. The increase reflects higher debt balances.

Interest expense was approximately $5.1 million in the three quarters ended June 3, 2020 and $4.6 million in the three quarters ended June 5, 2019. The increase reflects higher average debt balance and interest rates in the credit agreement entered into on December 13, 2018, and higher amortization expense related to pre-paid interest and fees associated with the credit agreement entered into on December 13, 2018, partially offset by lower average interest rates.

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

Other income, net was approximately $0.4 million in the quarter ended June 3, 2020 compared to $0.1 million in the quarter ended June 5, 2019. The approximate $0.4 million of other income in the quarter ended June 3, 2020 is primarily related to the recognition of deferred independent consideration related to the sale of two properties that were cancelled. The $0.1 million of income in the quarter ended June 5, 2019 primarily reflects net rental income and sales tax discount expense.

Other income, net was approximately $0.8 million in the three quarters ended June 3, 2020 compared to $0.2 million in the three quarters ended June 5, 2019. The approximate $0.8 million of other income, net in the three quarters ended June 3, 2020 is primarily the recognition of the deferred independent consideration, net rental income and sales tax discount benefit. The $0.2 million of other income, net in the three quarters ended June 5, 2019 primarily reflects net rental income, partially offset by sales tax discount expense, and a decrease to the fair value of our interest rate swap prior to its termination.

Taxes

For the quarter ended June 3, 2020, the income taxes related to continuing operations resulted in a tax provision of approximately $0.1 million compared to a tax provision of approximately $0.1 million for the quarter ended June 5, 2019. The effective tax rate ("ETR") for continuing operations was a negative 0.2% for the quarter ended June 3, 2020 and 2.6% for the quarter ended June 5, 2019. The ETR for the quarter ended June 3, 2020 and the quarter ended June 5, 2019 differs from the federal statutory rate of 21.0% due to management's full valuation allowance conclusion, anticipated federal jobs credits, state income taxes, and other discrete items.

For the three quarters ended June 3, 2020, the income taxes related to continuing operations resulted in a tax provision of approximately $0.2 million compared to a tax provision of approximately $0.3 million for the three quarters ended June 5, 2019. The ETR for continuing operations was a negative 0.6% for the three quarters ended June 3, 2020 and a negative 6.0% for the three quarters ended June 5, 2019. The ETR for the three quarters ended June 3, 2020 and three quarters ended June 5, 2019 differs from the federal statutory rate of 21.0% due to management's full valuation allowance conclusion, anticipated federal jobs credits, state income taxes, and other discrete items.

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) was enacted in response to the COVID-19 pandemic. The CARES Act contains numerous tax provision, there was no impact on our income tax provision due to management’s full valuation allowance conclusion.

Discontinued Operations

Discontinued operations resulted in a loss of $7 thousand in the quarter ended June 3, 2020 compared to a loss of approximately $6 thousand in the quarter ended June 5, 2019. The loss from discontinued operations in the quarter ended June 3, 2020 and in the quarter ended June 3, 2020 was related to carrying costs associated with assets related to discontinued operations.

Discontinued operations resulted in a loss of $23 thousand in the three quarters ended June 3, 2020 compared to a loss of approximately $18 thousand in the three quarters ended June 5, 2019. The loss from discontinued operations in the three quarters ended June 3, 2020 and in the three quarters ended June 3, 2020 was related to carrying costs associated with assets related to discontinued operations.

LIQUIDITY AND CAPITAL RESOURCES

Cash and Cash Equivalents

Our primary sources of short-term and long-term liquidity are cash flows from operations and proceeds from asset sales. Cash and cash equivalents and restricted cash increased approximately $9.3 million at June 3, 2020 to $22.0 million from $12.8 million at the beginning of the fiscal year. See Overview section above for a discussion of our liquidity issues as a result of the COVID-19 pandemic.

The following table summarizes our cash flows from operating, investing, and financing activities:

	Three Quarters Ended
	June 3, 2020	June 5, 2019
	(40 weeks)	(40 weeks)
	(In thousands)
Total cash provided by (used in):
Operating activities	$(14,095)	$(10,881)
Investing activities	5,690	18,895
Financing activities	17,688	1,045
Net increase in cash and cash equivalents and restricted cash	$9,283	$9,059

Operating Activities. Cash used in operating activities was approximately $14.1 million in the three quarters ended June 3, 2020,, approximately $3.2 million higher than the $10.9 million cash used in operating activities for the three quarters ended June 5, 2019. The approximate $3.2 million increase in cash used in operating activities is due to approximately $11.9 million increase in net loss after adjusting for non-cash items, partially offset by approximately $8.7 million less cash used for working capital purposes.

Net loss after adjusting for non-cash items (a use of cash) was approximately $14.6 million in the three quarters ended June 3, 2020, an approximate $11.9 million increase compared to the three quarters ended June 5, 2019. The $11.9 million increase in net loss after adjusting for non-cash items was primarily due to decreased store-level profit from our Company-owned restaurants.

Changes in working capital were an approximate $0.5 million source of cash in the three quarters ended June 3, 2020 and an approximate $8.2 million use of cash in the three quarters ended June 5, 2019. The approximate $8.7 million decrease in the use of cash between the three quarters ended June 3, 2020 and the three quarters ended June 5, 2019 is described below.

Increases in current asset accounts are a use of cash while decreases in current asset accounts are a source of cash. During the three quarters ended June 3, 2020, the change in trade accounts and other receivables, net, was an approximate $3.4 million source of cash which was an approximate $4.3 million decrease from the use of cash in the three quarters ended June 5, 2019. The change in food and supplies inventory during the three quarters ended June 3, 2020 was an approximate $0.2 million source of cash which was an approximate $31 thousand increase from the source of cash in the three quarters ended June 5, 2019. The change in prepaid expenses and other assets was an approximate $0.8 million source of cash during the three quarters ended June 3, 2020, compared to a $1.1 million source of cash in the three quarters ended June 5, 2019.

Increase in current liability accounts are a source of cash, while decreases in current liability accounts are a use of cash. During the three quarters ended June 3, 2020, changes in the balances of accounts payable, accrued expenses and other liabilities was an approximate $2.6 million use of cash, compared to a use of cash of approximately $8.6 million during the three quarters ended June 5, 2019.

Investing Activities. Cash used in investing activities was approximately $5.7 million in the three quarters ended June 3, 2020 and an approximate $18.9 million use of cash in the three quarters ended June 5, 2019. Capital expenditures were approximately $1.9 million in the three quarters ended June 3, 2020 and approximately $2.9 million in the three quarters ended June 5, 2019. Proceeds from the disposal of assets were approximately $7.6 million in the three quarters ended June 3, 2020 and approximately $21.8 million in the three quarters ended June 5, 2019.

Financing Activities. Cash provided by financing activities was $17.7 million in the three quarters ended June 3, 2020 compared to an approximate $1.0 million source of cash during the three quarters ended June 5, 2019. Cash flows from financing activities was primarily the result of our 2018 Credit Agreement and the PPP Loan. During the three quarters ended June 3, 2020 cash was provided by Revolver borrowings of $4.7 million, by Delayed Draw Term Loan borrowings of$5.0 million and by the PPP Loan borrowings of $10.0 million and cash was used for repayments on our Term Loan of approximately $(2.0) million During the three quarters ended June 5, 2019, cash provided by borrowings on our 2018 Term Loan were approximately $58.4 million, cash used for to repay our 2016 Term Loan was approximately $36.1 million, net repayments on our 2016 Revolver was approximately $18.0 million and cash used for debt issue costs was approximately $3.2 million..

Status of Long-Term Investments and Liquidity

At June 3, 2020, we did not hold any long-term investments.

Status of Trade Accounts and Other Receivables, Net

We monitor the aging of our receivables, including Fuddruckers franchising related receivables, and record provisions for uncollectable accounts, as appropriate. Credit terms of accounts receivable associated with our CCS business vary from 30 to 45 days based on contract terms.

Capital Expenditures

Capital expenditures consist of purchases of real estate for future restaurant sites, Culinary Contract Services investments, new unit construction, purchases of new and replacement restaurant furniture and equipment, and ongoing remodeling programs. Capital expenditures for the three quarters ended June 3, 2020 were approximately $1.9 million primarily related to recurring maintenance of our existing units. We expect to be able to fund all capital expenditures in fiscal 2020 using proceeds from the sale of assets and cash flows from operations. We expect to spend less than $2.5 million on capital expenditures in fiscal 2020.

DEBT

Note 15. Debt

The following table summarizes credit facility debt, less current portion at June 3, 2020 and August 28, 2019 (in thousands):

	June 3, 2020	August 28, 2019
Long-Term Debt
2018 Credit Agreement - Revolver	$10,000	$5,300
2018 Credit Agreement - Term Loan	46,386	43,399
Total credit facility debt	56,386	48,699
2020 PPP Loan	10,000	—
Total Long-Term Debt	66,386	48,699
Less:
Unamortized debt issue costs	(1,556)	(1,887)
Unamortized debt discount	(1,128)	(1,373)
Total long-term debt, less unamortized debt issuance costs	63,702	45,439
Current portion of credit facility debt	6,386	—
Long-term debt, less current portion	$57,316	$45,439

PPP Loan
On April 21, 2020 we entered into the PPP Loan with Texas Capital Bank, N.A., effective April 12, 2020, pursuant to the Paycheck Protection Program under the Coronavirus Aid, Relief and Economic Security Act (the "CARES Act"). The PPP Loan matures on April 12, 2022 and bears interest at a rate of 1.0% per annum. Monthly amortized principle and interest payments are deferred for six months after the date of disbursement. The PPP Loan funds were received on April 21, 2020. The PPP Loan contains events of default and other provisions customary for a loan of this type. The Payroll Protection Program provides that (1) the use of PPP Loan amount shall be limited to certain qualifying expenses, (2) 100 per cent of the principal amount of the loan is guaranteed by the Small Business Administration and (3) an amount up to the full principal amount may qualify for loan forgiveness in accordance with the terms of CARES Act.. We are not yet able to determine the amount that might be forgiven. As of June 3, 2020, the Company was in full compliance with all covenants with respect to the PPP Loan.
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
Borrowings under the 2018 Revolver, 2018 Delayed Draw Term Loan, and 2018 Term Loan will bear interest at the London InterBank Offered Rate ("LIBOR") plus 7.75% per annum. Interest is payable quarterly and accrues daily. Under the terms of the 2018 Credit Agreement, the maximum amount of interest payable, based on the aggregate principal amount of $80.0 million and interest rates in effect at December 13, 2018, in the next 12 months was required to be prefunded at the closing date of the 2018 Credit Agreement. The prefunded amount at June 3, 2020 of approximately $5.3 million is recorded in restricted cash and cash equivalents on the Company's consolidated balance sheet. LIBOR is set to terminate in December, 2021. We expect to agree to a replacement rate with MSD prior to the LIBOR termination.
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
Indebtedness under the 2018 Credit Facility is secured by a security interest in, among other things, all of the Company’s present and future personal property (other than certain excluded assets), all of the personal property of its guarantors (other than certain excluded assets) and all Mortgaged Property (as defined in the 2018 Credit Agreement) of the Company and its subsidiaries. Under the 2018 Credit Facility, 80% of net proceeds from asset sales, including real property sales, are applied a mandatory prepayments of our 2018 Term Loan.
The 2018 Credit Facility contains customary covenants and restrictions on the Company’s ability to engage in certain activities, including financial performance covenants, asset sales and acquisitions, and contains customary events of default. Specifically, among other things, the Company is required to maintain minimum Liquidity (as defined in the 2018 Credit Agreement) of $3.0 million as of the last day of each fiscal quarter and a minimum Asset Coverage Ratio (as defined in the 2018 Credit Agreement) of 2.50 to 1.00. As of June 3, 2020, the Company was in full compliance with all covenants with respect to the 2018 Credit Facility.
All amounts owing by the Company under the 2018 Credit Facility are guaranteed by the subsidiaries of the Company.
As of June 3, 2020 we had approximately $1.9 million committed under letters of credit, which are used as security for the payment of insurance obligations and are fully cash collateralized, and approximately $39 thousand in other indebtedness.
As of July 20, 2020, the Company was in compliance with all covenants under the terms of the 2018 Credit Agreement.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act), as of June 3, 2020. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of June 3, 2020, our disclosure controls and procedures were effective in providing reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control over Financial Reporting

During the quarter ended June 3, 2020 we continued the process of outsourcing certain of our accounting and payroll processing functions to a 3rd party accounting service provider. In conjunction with this transition, we modified the design, operation and documentation of our internal control over financial reporting.

With the exception of the transition described above, there was no change in our internal control over financial reporting during the quarter ended June 3, 2020, which materially affected, or was reasonably likely to materially affect, our internal control over financial reporting.

Part II—OTHER INFORMATION

Item 1. Legal Proceedings

There have been no material changes to our legal proceedings as disclosed in “Legal Proceedings” in Item 3 of Part I of our Annual Report on Form 10-K for the fiscal year ended August 28, 2019.

Item 1A. Risk Factors

There have been no material changes during the quarter ended June 3, 2020 to the Risk Factors discussed in Item 1A of Part I of our Annual Report on Form 10-K for the fiscal year ended August 28, 2019, except as reported on the Current Report on Form 8-K dated April 4, 2020.

Item 5. Other Information

None
Item 6. Exhibits

10.1	Promissory Note, effective as of April 12, 2020, between Luby’s, Inc., as borrower, and Texas Capital Bank, N.A., as lender (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, filed with the Securities and Exchange Commission on April 23, 2020, File No. 1-08308).

10.2	Third Amendment to Credit Agreement, dated as of April 21, 2020, among the Company, the lenders from time to time party thereto, and MSD PCOF Partners VI, LLC, as Administrative Agent (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K, filed with the Securities and Exchange Commission on April 23, 2020, File No. 1-08308).

10.3	Final Separation Agreement and Release, dated April 24, 2020, by and between Kennedy Scott Gray and Luby's, Inc. (incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on June 5, 2020, File No. 1-08308).

31.1	Rule 13a-14(a)/15d-14(a) certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Rule 13a-14(a)/15d-14(a) certification of the Principal Financial and Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Section 1350 certification of the Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Section 1350 certification of the Principal Financial and Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Linkbase Document

101.DEF	XBRL Definition Linkbase Document

101.LAB	XBRL Label Linkbase Document

101.PRE	XBRL Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LUBY’S, INC. (Registrant)

Date: 7/20/2020	By:	/s/ Christopher J. Pappas
Christopher J. Pappas
President and Chief Executive Officer
(Principal Executive Officer)

Date: 7/20/2020	By:	/s/ Steven Goodweather
Steven Goodweather
Chief Financial Officer and Treasurer
(Principal Financial Officer)